Form 10-Q
period 2004-07-03
CABELAS INC
filed 2004-08-13
CIK 1267130

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 3, 2004

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 1-32227

CABELA’S INCORPORATED

(Exact name of registrant as specified in its charter)

Delaware	20-0486586
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

One Cabela Drive, Sidney, Nebraska	69160
(Address of principal executive offices)	(Zip Code)

(308) 254-5505

(Registrant’s telephone number, including area code)

Not applicable

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for at least the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common stock, $0.01 par value: 64,752,708 shares, including 13,700,489 shares of non-voting common stock, as of August 6, 2004.

CABELA’S INCORPORATED

FORM 10-Q

QUARTERLY PERIOD ENDED JULY 3, 2004

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements.

CABELA’S INCORPORATED AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollar Amounts in Thousands Except Share and Per Share Amounts)

(Unaudited)

	July 3, 2004	January 3, 2004
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$111,671	$192,581
Accounts receivable, net of allowance for doubtful accounts of $807 at July 3, 2004, and $1,894 at January 3, 2004.	29,214	32,826
Credit card loans receivable held for sale (Note 4)	79,858	28,013
Inventories	318,356	262,763
Prepaid expenses and deferred catalog costs	32,947	31,035
Deferred income taxes	1,519	1,122
Other current assets	26,705	33,291

Total current assets	600,270	581,631

PROPERTY AND EQUIPMENT, NET	270,416	264,991

OTHER ASSETS:
Intangible assets, net	3,647	4,252
Land held for sale or development	8,829	9,240
Retained interests in securitized receivables (Note 4)	21,517	20,864
Marketable securities	106,546	72,632
Investment in equity and cost method investees	4,318	4,266
Other	5,579	5,677

Total other assets	150,436	116,931

Total assets	$1,021,122	$963,553

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$85,714	$91,524
Bank overdrafts	16,215	36,788
Accrued expenses and other liabilities	29,831	42,939
Gift certificates and credit card reward points	77,976	80,570
Accrued employee compensation and benefits	26,290	57,134
Time deposits	37,053	12,900
Employee savings plan	—	1,083
Current maturities of long-term debt	2,998	3,013
Income taxes payable	18,539	27,100

Total current liabilities	294,616	353,051

LONG-TERM LIABILITIES:
Long-term debt, less current maturities	138,076	139,638
Long-term time deposits	47,406	68,764
Deferred compensation	8,766	7,248
Deferred revenue	5,776	5,552
Deferred income taxes	17,035	16,785

Total long-term liabilities	217,059	237,987

COMMITMENTS AND CONTINGENCIES (Note 11)
STOCKHOLDERS’ EQUITY:
Common stock, $0.01 par value:
Class A Voting, 245,000,000 shares authorized; 50,549,433 and 41,677,228 shares issued and outstanding at July 3, 2004 and January 3, 2004, respectively	505	417
Class B Non-voting, 245,000,000 shares authorized; 13,700,489 and 14,927,582 shares issued and outstanding at July 3, 2004 and January 3, 2004, respectively	137	149
Preferred stock, 10,000,000 shares authorized, no shares issued or outstanding at July 3, 2004	—	—
Additional paid-in capital	234,725	109,437
Retained earnings	271,831	261,798
Accumulated other comprehensive income	2,249	714

Total stockholders’ equity	509,447	372,515

Total liabilities and stockholders’ equity	$1,021,122	$963,553

See notes to unaudited consolidated financial statements.

CABELA’S INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Dollar Amounts in Thousands Except Per Share and Share Amounts)

(Unaudited)

	Three months ended		Six months ended
	July 3, 2004	June 28, 2003	July 3, 2004	June 28, 2003
REVENUES:
Merchandise sales	$262,326	$236,155	$558,685	$485,309
Financial services revenue	14,986	13,628	31,433	25,107
Other revenue	1,827	1,063	2,938	2,733

Total revenues	279,139	250,846	593,056	513,149

COST OF REVENUE:
Cost of merchandise sales	170,823	151,295	357,796	309,177
Cost of other revenue	1,463	1,763	3,165	2,853

Total cost of revenue (exclusive of depreciation and amortization)	172,286	153,058	360,961	312,030

Gross profit	106,853	97,788	232,095	201,119
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	103,621	92,446	216,160	189,462

OPERATING INCOME	3,232	5,342	15,935	11,657

OTHER INCOME (EXPENSE):
Interest income	23	68	137	254
Interest expense	(2,025)	(2,797)	(4,045)	(5,559)
Other income, net	1,750	2,105	3,330	3,092

	(252)	(624)	(578)	(2,213)

INCOME BEFORE PROVISION FOR INCOME TAXES	2,980	4,718	15,357	9,444
INCOME TAX EXPENSE	993	1,628	5,324	3,277

NET INCOME	$1,987	$3,090	$10,033	$6,167

EARNINGS PER SHARE:
Basic	$0.03	$0.06	$0.17	$0.12

Diluted	$0.03	$0.06	$0.17	$0.11

WEIGHTED AVERAGES SHARES OUTSTANDING:
Basic	58,223,489	49,899,203	57,529,535	49,899,203

Diluted	59,906,085	53,631,067	59,373,374	53,638,421

See notes to unaudited consolidated financial statements.

CABELA’S INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollar Amounts in Thousands)

(Unaudited)

	Six Months Ended
	July 3, 2004	June 28, 2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$10,033	$6,167
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation	13,819	12,322
Amortization	640	602
Stock based compensation	418	—
Equity in undistributed net (earnings) losses of equity method investee	(177)	25
Deferred income taxes	(992)	(3,034)
Other	766	746
Change in operating assets and liabilities:
Accounts receivable	3,612	(835)
Origination of credit card loans held for sale, net of collections	(52,550)	7,211
Inventories	(55,593)	(25,755)
Prepaid expenses	(1,912)	(3,665)
Other current assets	6,124	(4,646)
Land held for sale or development	411	514
Accounts payable	(5,810)	(26,686)
Accrued expenses and other liabilities	(13,108)	464
Gift certificates and credit card reward points	(2,594)	(1,639)
Accrued compensation and benefits	(30,844)	(17,080)
Income taxes payable	(7,114)	(10,423)
Deferred revenue	224	(1,303)
Deferred compensation	1,518	9,210

Net cash flows from operating activities	(133,129)	(57,805)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(19,306)	(22,061)
Purchases of marketable securities	(33,564)	(5,380)
Change in retained interests	(653)	(3,520)
Maturities of marketable securities	1,487	1,775
Other	1,195	(705)

Net cash flows from investing activities	(50,841)	(29,891)

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances on line of credit	53,106	10,000
Payments on line of credit	(53,106)	(10,000)
Proceeds from issuance of long-term debt	99	—
Payments on long-term debt	(1,676)	(1,381)
Change in bank overdrafts	(20,573)	(23,481)
Change in time deposits, net	2,795	9,024
Net (decrease) increase in employee savings plan	(1,083)	369
Issuance of common stock for initial public offering, net of transaction costs of $2,281	115,281	—
Issuance of common stock upon the exercise of stock options	9,490	701
Repurchase of common stock	(1,273)	(1,860)

Net cash flows from financing activities	103,060	(16,628)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(80,910)	(104,324)
CASH AND CASH EQUIVALENTS, Beginning of Year	192,581	178,636

CASH AND CASH EQUIVALENTS, End of Period	$111,671	$74,312

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$5,672	$7,115
Income taxes	$14,738	$16,666

See notes to unaudited consolidated financial statements.

CABELA’S INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar Amounts in Thousands Except Share and Per Share Amounts)

(Unaudited)

1.	MANAGEMENT REPRESENTATIONS

The consolidated financial statements included herein are unaudited and have been prepared by Cabela’s Incorporated and its wholly owned subsidiaries (the “Company”) pursuant to the rules and regulations of the United States Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. The consolidated balance sheet of the Company as of January 3, 2004, was derived from the Company’s audited consolidated balance sheet as of that date. All other consolidated financial statements contained herein are unaudited and reflect all adjustments which are, in the opinion of management, necessary to summarize fairly the financial position of the Company and the results of the Company’s operations and cash flows for the periods presented. All of these adjustments are of normal recurring nature. All significant intercompany balances and transactions have been eliminated in consolidation. Because of the seasonal nature of the Company’s operations, results of operations of any single reporting period should not be considered as indicative of results for a full year. These consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the fiscal year ended 2003.

2.	INITIAL PUBLIC OFFERING

On June 30, 2004, the Company closed its initial public offering of 6,250,000 shares of common stock, resulting in proceeds of $115,281, net of underwriting discounts and other expenses. The Company used $38,088 of the net proceeds to repay the outstanding balance on its open line of credit. The remaining amount will be used for capital expenditures related to the construction and opening of new destination retail stores. Transaction costs of $2,281 through July 3, 2004 have been recognized as a reduction to the proceeds. Total transaction costs are estimated at approximately $3,250.

3.	STOCK-BASED COMPENSATION

The Company follows Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees and related interpretations in accounting for its stock based compensation. The Company has adopted the disclosure-only provisions of SFAS No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure. Under SFAS No. 123, the fair value of stock option awards to employees is calculated through the use of option pricing models, even though such models were developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which differ significantly from the Company’s stock option awards. These models also require subjective assumptions, including future stock price volatility and expected time to exercise, which affect the calculated values. The Company’s calculations are based on a single option valuation approach and forfeitures are recognized as they occur. Stock-based compensation costs are reflected in net income where the options granted under those plans had an exercise price that is less than the fair value of the underlying common stock on the date of grant. The Company granted 550,500 options with an exercise price of $13.34 on May 1, 2004. A pre-tax compensation charge of $418 is included in the second quarter 2004 results. The Company will incur future pretax compensation charges related to the May 1, 2004 grant of $1,255 in the remainder of 2004, $941, $574, $330 and $147 in fiscal years 2005, 2006, 2007, and 2008, respectively.

For purposes of pro forma disclosures, the estimated fair value of the options granted is amortized to expense over the options’ vesting period. The Company’s pro forma net income and earnings per share for the three months and six months ended July 3, 2004 and June 28, 2003 were as follows:

	Three Months Ended		Six Months Ended
	July 3, 2004	June 28, 2003	July 3, 2004	June 28, 2003
Net income - as reported	$1,987	$3,090	$10,033	$6,167
Add: Stock based employee compensation recognized, net of related tax effects	272	—	272	—
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(1,004)	(156)	(1,161)	(312)

Net income - pro forma	$1,255	$2,934	$9,144	$5,855

Earnings per share:
Basic - as reported	$0.03	$0.06	$0.17	$0.12
Basic - proforma	$0.02	$0.06	$0.16	$0.12
Diluted - as reported	$0.03	$0.06	$0.17	$0.11
Diluted - proforma	$0.02	$0.06	$0.15	$0.11

The fair value of all options granted on May 1, 2004 was estimated on the date of the grant using the Black-Scholes option pricing model with the following weighted-average assumptions. The expected stock price volatility was 50%, the risk free interest at grant date was 3.63% and the expected term was 4.5 years. Prior to the May 1, 2004 option grants, the Company used a binomial model and did not include a volatility factor.

4.	SALE OF CREDIT CARD LOAN RECEIVABLES

The Company’s wholly owned bank subsidiary, World’s Foremost Bank (“WFB”), sells a substantial portion of its credit card receivables. WFB has established a master trust (the “Trust”) for the purpose of routinely selling and securitizing credit card receivables. WFB retains the servicing and certain other interests, including interest-only strips, cash reserve accounts and Class B certificates. During the three months and six months ended July 3, 2004 and June 28, 2003, WFB recognized gains on sale of $1,129, $1,248, $2,833 and $3,123, respectively, which are reflected as a component of credit card securitization income.

Retained Interests:

Retained interests in securitized receivables, which are carried at fair value, consisted of the following at July 3, 2004 and January 3, 2004:

	July 3, 2004	January 3, 2004
Cash reserve account	$14,784	$10,330
Interest-only strip	6,367	6,984
Class B certificates	366	3,550

	$21,517	$20,864

Credit card loan receivables consisted of the following at July 3, 2004 and January 3, 2004:

	July 3, 2004	January 3, 2004
Composition of credit card receivables:
Loans serviced	$871,544	$873,673
Loans securitized	(790,000)	(841,000)
Securitized receivables with certificates owned by WFB	(366)	(3,550)

	81,178	29,123
Less adjustment to market value	(1,320)	(1,110)

	$79,858	$28,013

Delinquent loans in the managed credit card loan portfolio at July 3, 2004 and January 3, 2004:
30-89 days	$5,259	$5,418
90 days or more and still accruing	$1,511	$1,619

	Three Months Ended		Six Months Ended
	July 3, 2004	June 28, 2003	July 3, 2004	June 28, 2003
Total net charge-offs on the managed credit card loan portfolio for the three months and six months ended July 3, 2004 and June 28, 2003	$4,775	$4,022	$9,585	$8,217
Quarterly and six month average credit card loans:
Managed credit card loans	$852,828	$667,353	$840,471	$658,173
Securitized credit card loans	$842,086	$656,330	$830,785	$644,841
Reported credit card loans	$10,742	$11,023	$9,686	$13,332
Total net charge-offs as an annualized percentage of average managed loans	2.24%	2.41%	2.28%	2.50%

In April 2004, WFB completed additional securitizations under which it sold $75.0 million of credit card receivables into a securitization trust issuing fixed rate notes and $175.0 million of credit card receivables into a securitization trust issuing floating rate notes. Both securitizations have an expected final maturity date of March 2009. As a result of the new securitization transactions, the

Trust used the proceeds generated from the new securitization Series 2004-I and Series 2004-II to pay-down a current securitization trust.

5.	DEBT

On May 6, 2004, the Company renewed its unsecured revolving line of credit with several banks for $230 million. This revolving facility, which expires on June 30, 2007, provides for a London Interbank Offered Rates (“LIBOR”) based rate of interest plus a spread of between 0.80% to 1.425% based upon achievement of certain financial ratios. During the term of the facility, the Company is required to pay a facility fee, which ranges from .125% to .25%. The credit agreement permits the issuance of up to $100 million in letters of credit and standby letters of credit, the nominal amount of which are applied against the overall credit limit available under the revolver. The agreement requires that the Company comply with several financial and other covenants, including requirements that the Company maintain the following financial ratios as set forth in the credit agreement:

•	a current consolidated assets to current consolidated liabilities ratio of no less than 1.15 to 1.00 as of the last day of any fiscal year;

•	a tangible net worth in an amount not less than the sum of (i) $300,000, plus (ii) 50% of the net income for each fiscal year beginning with the 2004 fiscal year;

•	a fixed charge coverage ratio (the ratio of the sum of consolidated EBITDA plus certain rental expenses to the sum of consolidated cash interest expense plus certain rental expenses) of no less than 2.00 to 1.00 as of the last day of any fiscal quarter; and

•	a cash flow leverage ratio of not more than 2.50 to 1.00 as of the last day of any fiscal quarter.

6.	DERIVATIVES

The Company is exposed to market risks including changes in currency exchange rates and interest rates. The Company may enter into various derivative transactions pursuant to established Company policies to manage volatility associated with these exposures.

Foreign Currency Management – The Company may enter into forward exchange or option contracts for transactions denominated in a currency other than the applicable functional currency in order to reduce exposures related to changes in foreign currency exchange rates. This primarily relates to hedging against anticipated inventory purchases.

Hedges of anticipated inventory purchases are designated as cash flow hedges. The gains and losses associated with these hedges are deferred in accumulated other comprehensive income/(loss) until the anticipated transaction is consummated and are recognized in the income statement in the same period during which the hedged transactions affect earnings. Gains and losses on foreign currency derivatives for which the Company has not elected hedge accounting are recorded immediately in earnings.

For the three months and six months ended July 3, 2004 and June 28, 2003, there was no ineffectiveness associated with the Company’s foreign currency derivatives designated as cash flow hedges. There were no discontinued foreign currency derivative cash flow hedges during the three months and six months ended July 3, 2004 and June 28, 2003.

Generally, the Company hedges a portion of its anticipated inventory purchases for periods up to 12 months. As of July 3, 2004, the Company has hedged certain portions of its anticipated inventory purchases through December 2004.

The fair value of foreign currency derivative assets or liabilities is recognized within either other current assets or liabilities. As of July 3, 2004 and January 3, 2004, the fair value of foreign currency derivative assets was $90 and $553, respectively, and the fair value of foreign currency derivative liabilities was $0 and $0, respectively.

For the three months and six months ended July 3, 2004 and June 28, 2003, the net deferred gain or loss recognized in accumulated other comprehensive income/(loss) was $(69) and $126, and $(299) and $285, net of tax, respectively. The Company anticipates a loss of $69, net of tax, will be transferred out of accumulated other comprehensive income and recognized within earnings over the next 12 months. Gains of $21 and $82, and $177 and $143, net of tax, were transferred from accumulated other comprehensive income into cost of revenues for the three months and six months ended July 3, 2004 and June 28, 2003, respectively.

Interest Rate Management – On February 4, 2003, in connection with the Series 2003-1 securitization, the securitization Trust entered into a $300 million notional swap agreement in order to manage interest rate exposure. The exposure is related to changes in cash flows from funding credit card receivables, which include a high percentage of accounts with floating rate obligations that do not incur monthly finance charges. The swap converts the interest rate on the investor bonds from a floating rate basis with a spread over a benchmark note to a fixed rate of 3.699%. Since the Trust is not consolidated, the fair value of the swap is not reflected on the financial statements. The Company entered into a swap with similar terms with the counter-party whereby the notional amount is zero unless the notional amount of the Trust’s swap falls below $300 million. The Company has not elected to designate this derivative as a hedge and, therefore, the derivative is marked to market through the statement of income. As of July 3, 2004 and January 3, 2004, the fair value of the interest rate swap was $0. WFB pays Cabela’s a fee for the credit enhancement provided by this swap, which was $152 and $152, and $303 and $245, for the three months and six months ended July 3, 2004 and June 28, 2003, respectively.

7.	EARNINGS PER SHARE

Basic earnings per share (“EPS”) is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is computed by dividing income available to common shareholders by the sum of the weighted average number of shares outstanding plus all additional common shares that would have been outstanding if potentially dilutive common share equivalents had been issued. Options exercised prior to vesting have not been considered in the basic EPS calculation, but are considered in the computation of diluted EPS. There were 785,380 options outstanding that were considered anti-dilutive for the three months and six months ended July 3, 2004. The following table reconciles the number of shares utilized in the earnings per share calculations:

	Three Months Ended		Six Months Ended
	July 3, 2004	June 28, 2003	July 3, 2004	June 28, 2003
Weighted average number of shares:
Common shares - basic	58,223,489	49,899,203	57,529,535	49,899,203
Effect of dilutive securities:
Stock options	1,682,596	3,731,864	1,843,839	3,739,218

Common shares - diluted	59,906,085	53,631,067	59,373,374	53,638,421

8.	STOCKHOLDERS’ EQUITY

In March 2004, the Company adopted the Cabela’s Incorporated 2004 Stock Plan. The 2004 Stock Plan provides for the grant of non-qualified stock options, incentive stock options, stock appreciation rights, restricted stock, restricted stock units and other stock-based awards to employees, directors and consultants. Subject to adjustment in the event of a stock split, consolidation or stock dividend, a maximum of 2,752,500 shares of common stock may be subject to awards under the 2004 Stock Plan. During any three-year period, no one person will be able to receive more than 734,000 options and/or stock appreciation rights. For awards subject to performance requirements no one person will be able to receive more than 734,000 shares during any performance period of 36 months, with proportionate adjustment for shorter or longer periods not to exceed five years. The options will have a term of no greater than ten years from the grant date and will become exercisable in accordance with the vesting schedule determined at the time the awards are granted. If incentive stock options are granted to a ten percent holder, then the options will have a term of no greater than five years from the grant date. A ten percent holder is defined as a person who owns stock possessing more than 10% of the total combined voting power of all classes of capital stock of the Company. As of July 3, 2004, there were 1,335,881 options granted and outstanding under this plan.

In March 2004 the Company adopted a Stock Purchase Plan under which shares of common stock are available to be purchased by the Company’s employees. Subject to adjustment in the event of a stock split, consolidation or stock dividend, the maximum number of shares of common stock available for issuance under the plan is 1,835,000. Employees who own more than 5% of the combined voting power of all classes of the Company’s stock or stock of a subsidiary cannot participate in the plan. The right to purchase stock under this plan became effective upon the completion of the Company’s initial public offering on June 25, 2004. There were no shares issued under this plan as of July 3, 2004.

On June 18, 2004, in connection with the initial public offering of the Company’s common stock, the Company’s Board of Directors approved a 3.67 for 1 stock split of the Company’s common stock to be effected via a stock dividend. All share, per share and conversion amounts relating to common stock and stock options included in the accompanying consolidated financial statements and footnotes have been restated to reflect the stock split for all periods presented.

Upon completion of the initial public offering and the filing of the Company’s Amended and Restated Articles of Incorporation in connection therewith, the authorized capital stock of the company consists of 245,000,000 shares of Class A voting common stock, par value $0.01 per share; 245,000,000 shares of Class B non-voting common stock, par value $0.01 per share; and 10,000,000 shares of preferred stock, par value $0.01 per share. The previously authorized Class C shares were eliminated. As of July 3, 2004, there were 51,052,219 shares of Class A voting common stock outstanding, including 502,786 shares of unvested early exercised options, and 13,700,489 shares of Class B non-voting common stock outstanding.

9.	COMPREHENSIVE INCOME

	Three Months Ended		Six Months Ended
	July 3, 2004	June 28, 2003	July 3, 2004	June 28, 2003
Net income	$1,987	$3,090	$10,033	$6,167
Change in net unrealized holding gain (loss) on marketable securities, net of tax of $971 and $7 for the three month period and $971 and $7 for the six month periods ended July 3, 2004 and June 28, 2003, respectively.	1,765	13	1,765	13
Less: adjustment for net realized gain or (loss) on investments, net of tax of $38, and $(7) for the three month period and $38 and $(7) for the six month periods ended July 3, 2004 and June 28, 2003 respectively.	68	(13)	68	(13)
Change in net unrealized holding gain (loss) on derivatives, net of tax of $27 and $110 for the three month period and $(68) and $228 for the six month periods ended July 3, 2004 and June 28, 2003 respectively.	(48)	208	(122)	428
Less: adjustment for reclassification of derivative included in net income, net of tax of $(11) and $(43) for the three month period and $(97) and $(76) for the six month periods ended July 3, 2004 and June 28, 2003.	(21)	(82)	(177)	(143)

Comprehensive income	$3,751	$3,216	$11,567	$6,452

10.	RELATED PARTY TRANSACTIONS

The Company has engaged McCarthy & Co., an affiliated party of one of the Company’s directors, to provide financial and business consulting services on a fee-for-services basis. The fees paid to McCarthy & Co. totaled $5 and $0 for the three months ended July 3, 2004 and June 28, 2003, respectively. The fees paid for the six months ended July 3, 2004 and June 28, 2003 totaled $5 and $58, respectively.

A prior member of the Company’s board of directors is an attorney with a firm that the Company utilizes in the course of its legal needs throughout the year. All activity is at arms-length rates and reviewed and approved by a Vice President before payment. Fees paid to this board member’s firm totaled $152 for the three months ended June 28, 2003. This director resigned from the board effective March 2, 2004. The fees paid during the period January 4, 2004 to March 2, 2004 and for the six months ended June 28, 2003 totaled $126 and $290, respectively.

A member of the Company’s board of directors is an attorney with a firm that the Company utilizes in the course of its legal needs throughout the year. All activity is at arms-length rates and reviewed and approved by a Vice President before payment. Fees paid to this board member’s firm totaled $40 and $24 in the three months ended July 3, 2004 and June 28, 2003, respectively. The fees paid for the six months ended July 3, 2004 and June 28, 2003 totaled $40 and $48, respectively.

A prior member of the Company’s board of directors is the Chairman of an insurance company that administers the Company’s health insurance (self-funded) plan, as well as handles the Company’s stop-loss policy. Total fees paid for these services were $261 for the three months ended June 28, 2003 and $758 for the six months ended June 28, 2003. This director resigned from the board on October 20, 2003.

The Company entered into an employee and office space lease agreement with the Company’s Board Chairman, dated effective January 1, 2004, pursuant to which he leases the services of certain Company employees and associated office space. These are recorded as a contra cost to selling, general and administrative expenses. In addition to office space and employees, certain other expense charges are reimbursed to the Company. In the three months and six months ended July 3, 2004, total reimbursements for these expenses and the lease were $53 and $111, respectively.

11.	CONTINGENCIES

Litigation – The Company is engaged in various legal actions arising in the ordinary course of business. After taking into consideration legal counsel’s evaluation of such actions, management is of the opinion that the ultimate outcome will not have a material adverse effect on the Company’s financial position, results of operations or liquidity.

12.	SEGMENT REPORTING

The Company has three reportable segments, Direct, Retail and Financial Services. The Direct segment sells products through direct-mail catalogs and the Cabelas.com e-commerce website; the Retail segment consists of nine destination retail stores as of July 3, 2004, in various sizes and formats; Financial Services issues co-branded credit cards. The reconciling amount is primarily made up of corporate overhead and shared services. The Company’s executive management, being its chief operating decision makers, assesses the performance of each operating segment based on an operating income measure, which is net revenue less merchandise acquisition costs and certain directly identifiable and allocable operating costs as described below. For the Direct segment, these operating costs primarily consist of catalog development, production, and circulation costs, e-commerce advertising costs and order processing costs. For the Retail segment, these operating costs primarily consist of selling and occupancy costs. For the Financial Services segment, operating costs primarily consist of advertising and promotion, contract labor, salaries and wages and other general and administrative costs. Corporate and other expenses consist of unallocated shared-service costs, general and administrative expenses, various small companies such as travel and lodging which are not aggregated with the other segments and eliminations. Unallocated shared-service costs include receiving, distribution and storage costs, merchandising and quality assurance costs, as well as corporate occupancy costs. General and administrative expenses include costs associated with general corporate management and shared departmental services (e.g., finance, accounting, data processing and human resources).

Segment assets are those directly used in or clearly allocable to an operating segment’s operations. For the Direct segment, these assets primarily include prepaid and deferred catalog costs, fixed assets and goodwill. Goodwill makes up $970 of assets in the Direct Segment. For the Retail segment, these assets primarily include inventory, land, buildings, fixtures and leasehold improvements. For the Financial Services segment, these assets primarily include cash, credit card loans receivable, buildings and fixtures. Corporate and other assets include corporate headquarters, merchandise distribution inventory, and shared technology infrastructure as well as corporate cash and cash equivalents, prepaid expenses and $4,318 in unconsolidated subsidiaries. Segment depreciation and amortization and capital expenditures are correspondingly allocated to each segment. Corporate and other depreciation and amortization and capital expenditures are related to corporate headquarters, merchandise distribution and technology infrastructure. Unallocated assets include corporate cash and equivalents, inventory that could be shipped for sales to the Retail or Direct segment entities, the net book value of corporate facilities and related information systems, and other corporate long-lived assets.

The accounting policies of the segments, where applicable, are the same as those described in the summary of significant accounting policies in our annual financial statements.

Three Months Ended July 3, 2004	Direct	Retail	Financial Services	Corporate Overhead and Other	Total
Revenue from external	$165,545	$96,090	$15,137	$2,367	$279,139
Revenue from internal	324	367	(151)	(540)	—

Total revenue	165,869	96,457	14,986	1,827	279,139
Operating income (loss)	18,361	7,572	3,949	(26,650)	3,232
As a % of revenue	11.1%	7.9%	26.4%	N/A	1.2%
Depreciation and amortization	1,336	2,538	333	3,066	7,273
Assets	227,836	261,260	172,856	359,170	1,021,122

Three Months Ended June 28, 2003	Direct	Retail	Financial Services	Corporate Overhead and Other	Total
Revenue from external	$162,885	$72,526	$13,780	$1,655	$250,846
Revenue from internal	252	492	(152)	(592)	—

Total revenue	163,137	73,018	13,628	1,063	250,846
Operating income (loss)	22,405	6,099	4,502	(27,664)	5,342
As a % of revenue	13.7%	8.4%	33.0%	N/A	2.1%
Depreciation and amortization	1,284	1,971	328	2,824	6,407
Assets	160,255	198,933	142,740	272,536	774,464

Six Months Ended July 3, 2004	Direct	Retail	Financial Services	Corporate Overhead and Other	Total
Revenue from external	$371,050	$186,232	$31,736	$4,038	$593,056
Revenue from internal	643	760	(303)	(1,100)	—

Total revenue	371,693	186,992	31,433	2,938	593,056
Operating income (loss)	48,537	18,918	10,599	(62,119)	15,935
As a % of revenue	13.1%	10.1%	33.7%	N/A	2.7%
Depreciation and amortization	2,645	5,075	692	6,047	14,459
Assets	227,835	261,260	172,856	359,171	1,021,122

Six Months Ended June 28, 2003	Direct	Retail	Financial Services	Corporate Overhead and Other	Total
Revenue from external	$352,043	$132,098	$25,352	$3,656	$513,149
Revenue from internal	263	905	(245)	(923)	—

Total revenue	352,306	133,003	25,107	2,733	513,149
Operating income (loss)	49,137	8,413	8,726	(54,619)	11,657
As a % of revenue	13.9%	6.3%	34.8%	N/A	2.3%
Depreciation and amortization	2,546	4,111	658	5,609	12,924
Assets	160,255	198,933	142,740	272,536	774,464

The components and amounts of net revenues for our Financial Services segment for the three and six month periods ended July 3, 2004 and June 28, 2003 were as follows:

	Three Months Ended		Six Months Ended
	July 3, 2004	June 28, 2003	July 3, 2004	June 28, 2003
Interest and fee income	$2,628	$1,689	$5,011	$3,387
Interest expense	(764)	(869)	(1,526)	(1,750)

Net interest income	1,864	820	3,485	1,637

Noninterest income:
Securitization income	20,221	18,763	40,371	32,391
Other non-interest income	5,715	3,994	11,268	8,895

Total noninterest income	25,936	22,757	51,639	41,286

Less: Customer Rewards Costs	(12,814)	(9,949)	(23,691)	(17,816)

Financial services revenue	$14,986	$13,628	$31,433	$25,107

The Company’s products are principally marketed to individuals within the United States. Net sales realized from other geographic markets, primarily Canada, have collectively been less than 1% of consolidated net sales in each reported period. No single customer accounted for ten percent or more of consolidated net sales. No single product or service accounts for a significant percentage of the Company’s consolidated revenue.

13.	RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In November 2002, the FASB issued FASB Interpretation (“FIN”) No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (“FIN 45”). This interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under specified guarantees, a liability for the fair value of the obligation undertaken in issuing the guarantee. The disclosure requirements in this interpretation are effective for financial statements of interim or annual periods ending after December 15, 2002. Additionally, the recognition of a guarantor’s obligation should be applied on a prospective basis to guarantees issued after December 31, 2002. The adoption of this statement did not have a material effect on the Company’s financial position, results of operations or cash flows.

In January 2003, the FASB issued FIN No. 46 (revised December 2003), Consolidation of Variable Interest Entities. This Interpretation clarifies the application of Accounting Research Bulletin (“ARB”) No. 51, Consolidated Financial Statements and replaces FIN No. 46, Consolidation of Variable Interest Entities. The Interpretation explains how to identify variable interest entities and how an enterprise assesses its interests in a variable interest entity to decide whether to consolidate that entity. The effective date of this Interpretation varies depending on several factors, including public status of the entity, small business issuer status, and whether the public entity currently has any interests in special-purpose entities. The adoption of FIN 46 did not have a significant impact on the Company’s financial position, results of operations or cash flows.

At the March 17-18, 2004 EITF meeting the Task Force reached a consensus on Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” Issue 03-1 provides guidance for determining when an investment is other-than-temporarily impaired that is incremental to the consideration in this Issue- specifically, whether an investor has the ability and intent to hold an investment until recovery. In addition, Issue 03-1 contains disclosure requirements that provide useful information about impairments that have not been recognized as other than temporary for investments within the scope of this Issue. The guidance for evaluating whether an investment is other-than-temporarily impaired should be applied in other-than-temporary impairment evaluations made in reporting periods beginning after June 15, 2004. The disclosures are effective in annual financial statements for fiscal years ending after December 15, 2003, for investments accounted for under SFAS No. 115 Accounting for Certain Investments in Debt and Equity Securities and SFAS No. 124 Accounting for Certain Investments Held by Not-for-Profit Organizations. For all other investments within the scope of this Issue, the disclosures are effective in annual financial statements for fiscal years ending after June 15, 2004. The additional disclosure for cost method investments are effective for fiscal years ending after June 15, 2004. Comparative information for periods prior to initial application is not required. The adoption of this Issue did not have a material impact on the Company’s financial position, results of operations or cash flows.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion contains “forward-looking statements” that are based on our beliefs, assumptions and expectations of future events, taking into account the information currently available to us. All statements other than statements of current or historical fact contained in this report are forward-looking statements. Forward-looking statements involve risks and uncertainties that may cause our actual results, performance or financial condition to differ materially from the expectations of future results, performance or financial condition we express or imply in any forward-looking statements. These risks and uncertainties include, but are not limited to: expansion into new markets; market saturation due to new destination retail store openings; the rate of growth of general and administrative expenses associated with building a strengthened corporate infrastructure to support our growth initiatives; increasing competition in the outdoor segment of the sporting goods industry; the cost of our products; supply and delivery interruptions; adverse weather conditions which impact the demand for our products; fluctuations in operating results; adverse economic conditions; labor shortages or increased labor costs; changes in consumer preferences and demographic trends; increased government regulation; inadequate protection of our intellectual property; other factors that we may not have currently identified or quantified; and other risks, relevant factors and uncertainties identified in the final prospectus relating to our initial public offering, as filed with the Securities and Exchange Commission. The words “believe,” “may,” “should,” “anticipate,” “estimate,” “expect,” “intend,” “objective,” “seek,” “plan,” “strive,” and similar statements are intended to identify forward-looking statements. Given the risks and uncertainties surrounding forward-looking statements, you should not place undue reliance on these statements. Our forward-looking statements speak only as of the date of this report. Other than as required by law, we undertake no obligation to update or revise forward-looking statements, whether as a result of new information, future events or otherwise.

The following discussion and analysis of financial condition, results of operations, liquidity and capital resources should be read in conjunction with our audited consolidated financial statements and notes thereto included in the final prospectus relating to our initial public offering, as filed with the Securities and Exchange Commission, and our unaudited interim consolidated financial statements and the notes thereto appearing elsewhere in this Form 10-Q.

Overview

We are the nation’s largest direct marketer, and a leading specialty retailer, of hunting, fishing, camping and related outdoor merchandise. Since our founding in 1961, Cabela’s® has grown to become one of the most well-known outdoor recreation brands in the United States. Through our established direct business and our growing number of destination retail stores, we believe we offer the widest and most distinctive selection of high quality outdoor products at competitive prices while providing superior customer service. We operate as an integrated multi-channel retailer, offering our customers a seamless shopping experience through our catalogs, website and destination retail stores, thereby capitalizing on our strong brand recognition. Our extensive product offering consists of approximately 235,000 stock keeping units, or SKUs, and includes hunting, fishing, marine and camping merchandise, casual and outdoor apparel and footwear, optics, vehicle accessories, gifts and home furnishings with an outdoor theme. Our co-branded credit card provides revenue from credit and interchange fees and offers us the opportunity to enhance our merchandising business revenue by reinforcing our brand and increasing customer loyalty.

To best reflect these operations, we organize the financial reporting of our business into the following three segments:

•	Direct, which consists of our catalogs and website;

•	Retail, which consists of our destination retail stores; and

•	Financial Services, which consists of our credit card business, which is managed and administered by our wholly owned bank subsidiary, World’s Foremost Bank.

In the discussion below, where we refer to our “merchandising business” we are referring to our Direct and Retail segments, collectively. Where we refer to the “bank,” we are referring to our Financial Services segment.

We also operate various other small businesses, which are not included within these segments but which we believe are an extension of our overall business strategy and enable us to offer additional products and services to our customers that further develop and leverage our brand and expertise. These businesses are aggregated under the category “Other” in this discussion and include a travel agency specializing in big-game hunting, wing shooting, fishing and trekking trips and a developer of real estate adjacent to some of our destination retail stores. Corporate and other expenses, consisting of unallocated shared-service costs and general and administrative expenses, also are included in the “Other” category. Unallocated shared-service costs include receiving, distribution and storage costs, merchandising, quality assurance costs and corporate occupancy costs. General and administrative expenses include costs associated with general corporate management and shared departmental services such as management information systems, finance, human resources and legal.

Revenue

Revenue consists of sales of our products and services. Direct revenue includes sales from orders placed over the phone, by mail and through our website and includes customer shipping charges. Retail revenue includes all sales made at our destination retail stores and is driven by changes in comparable store sales at existing stores and sales at new stores. A store is included in our comparable store sales base on the first day of the month following the fifteenth month anniversary of its opening or expansion by greater than 25% of total square footage. Financial Services revenue includes securitization income, interest income and interchange and other fees net of reward program costs, interest expense and credit losses from our credit card operations.

Cost of Revenue

Cost of revenue for our merchandising business includes cost of merchandise, shipping costs, inventory shrink and other miscellaneous costs. However, it does not include occupancy costs, depreciation, direct labor or warehousing costs, which are included in selling, general and administrative expenses. Our Financial Services segment does not have costs classified as cost of revenue.

Gross Profit

We define gross profit as the difference between revenue and cost of revenue. As we discuss below, we believe that operating income presents a more meaningful measure of our consolidated operating performance than gross profit because of the following factors:

•	our Financial Services segment does not have costs classified as cost of revenue which results in a disproportionate gross profit contribution for this segment;

•	we do not include occupancy costs, depreciation, direct labor or warehousing costs in cost of revenue, which affects comparability to other retailers who may account differently for some or all of these costs; and

•	we have historically attempted to price our customer shipping charges to generally match our shipping expenses, which reduces gross profit as a percentage of Direct revenue.

Selling, General and Administrative Expenses

Selling, general and administrative expenses include directly identifiable operating costs and other expenses, as well as depreciation and amortization. For our Direct segment, these operating costs primarily consist of catalog development, production and circulation costs, Internet advertising costs and order processing costs. For our Retail segment, these costs primarily consist of payroll, store occupancy, utilities and advertising costs. For our Financial Services segment, these costs primarily consist of advertising costs, third party data processing costs associated with servicing accounts, payroll and other administrative fees. Our Other expenses include shared-service costs, general and administrative expenses and the costs of operating our various other small businesses described above which are not included in any of our segments. Shared-service costs include costs for services shared by two or more of our business segments (principally our Direct and Retail segments) and include receiving, distribution and storage costs, merchandising, quality assurance costs and corporate occupancy costs. General and administrative expenses include costs associated with general corporate management and shared departmental services such as management information systems, finance, human resources and legal.

Operating Income

Operating income is defined as revenue less cost of revenue and selling, general and administrative expenses. Given the variety of segments we report and the different cost classifications inherent in each of their respective businesses, it is difficult to compare our consolidated results on the basis of gross profit. Consequently, we believe that income from operations is the best metric to compare the performance and profitability of our segments to each other and to judge our consolidated performance because it includes all applicable revenue and cost items.

Retail Expansion Opportunities

Our new destination retail store expansion plans will require significant capital expenditures and effort. We have developed and refined our retail store model and anticipate that based upon historical data and construction analysis for anticipated new destination retail stores the average initial investment to construct a large-format destination retail store will range from approximately $45 million to $70 million depending on the size of the store and the amount of public improvements necessary. This investment includes the cost of real estate, site work, public improvements such as utilities and roads, buildings, equipment, fixtures (including taxidermy) and inventory. Where appropriate, we intend to continue to utilize economic development arrangements with state and local governments to offset some of these costs and improve the return on investment on new stores. We also will seek to improve our Retail segment operating performance through investments in new systems, including product analysis software, which we believe will help us analyze and expand our product margins, and store associate scheduling analysis tools, which we believe will help increase our labor efficiencies as we expand into new markets.

We currently operate ten destination retail stores including our new 175,000 square foot destination retail store in Wheeling, West Virginia, which we opened on August 12, 2004. In addition, we are also on track to open two large-format destination stores in Ft. Worth, Texas and Buda, Texas in 2005. We are in the final stages of negotiations for a new store site and expect to make a formal announcement concerning this store in the near future. Our Wheeling, West Virginia store will add 15.3% to our total Retail square footage in 2004. The three stores we anticipate adding in 2005 will add approximately 44% to our Retail square footage.

Critical Accounting Policies

Our financial statements are prepared in accordance with generally accepted accounting principles. In connection with the preparation of the financial statements, we are required to make assumptions, make estimates and apply judgment that affect the reported amounts of assets, liabilities, revenue, expenses and the related disclosures. We base our assumptions, estimates and judgments on historical experience, current trends and other factors that we believe to be relevant at the time the consolidated financial statements are prepared. On a regular basis, we review the accounting policies, assumptions, estimates and judgments to ensure that our financial statements are presented fairly and in accordance with generally accepted accounting principles. However, because future events and their effects cannot be determined with certainty, actual results could differ from our assumptions and estimates, and such differences could be material.

Our critical accounting policies and use of estimates are discussed in and should be read in conjunction with the annual financial statements and notes included in the final prospectus relating to our initial public offering, as filed with the Securities and Exchange Commission, which includes audited financial statements for our three fiscal years 2001, 2002, and 2003.

Results of Operations

Our second fiscal quarter ends on the Saturday closest to June 30. The three months ended July 3, 2004 and June 28, 2003 each had 13 weeks, and the six months then ended each had 26 weeks. Our operating results for the three months and six months ended July 3, 2004 and June 28, 2003, expressed as a percentage of revenue, were as follows:

	Three Months Ended		Six Months Ended
	July 3, 2004	June 28, 2003	July 3, 2004	June 28, 2003
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	61.7%	61.0%	60.9%	60.8%

Gross profit	38.3%	39.0%	39.1%	39.2%
Selling, general and administrative expenses	37.1%	36.9%	36.4%	36.9%
Income from operations	1.2%	2.1%	2.7%	2.3%

Interest income	0.0%	0.0%	0.0%	0.0%
Interest expense	-0.7%	-1.1%	-0.7%	-1.1%
Other income (net)	0.6%	0.8%	0.6%	0.6%

Total other expense	-0.1%	-0.3%	-0.1%	-0.5%
Income before provision for income taxes	1.1%	1.8%	2.6%	1.8%
Income tax expense	0.4%	0.6%	0.9%	0.6%

Net income	0.7%	1.2%	1.7%	1.2%

Segment Information

The following table sets forth the revenue and operating income of each of our segments for the three months and six months ended July 3, 2004, and June 28, 2003.

	Three Months Ended		Six Months Ended
	July 3, 2004	June 28, 2003	July 3, 2004	June 28, 2003
	(dollars in thousands)
Direct revenue	$165,869	$163,137	$371,693	$352,306
Retail revenue	96,457	73,018	186,992	133,003
Financial services revenue	14,986	13,628	31,433	25,107
Other revenue	1,827	1,063	2,938	2,733

Total revenue	279,139	250,846	593,056	513,149

Direct operating income	18,361	22,405	48,537	49,137
Retail operating income	7,572	6,099	18,918	8,413
Financial services operating income	3,949	4,502	10,599	8,726
Other operating income (loss)	(26,650)	(27,664)	(62,119)	(54,619)

Total operating income	3,232	5,342	15,935	11,657

As a percentage of total revenue:
Direct revenue	59.4%	65.0%	62.7%	68.7%
Retail revenue	34.6%	29.1%	31.5%	25.9%
Financial services revenue	5.3%	5.5%	5.3%	4.9%
Other revenue	0.7%	0.4%	0.5%	0.5%

Total revenue	100.0%	100.0%	100.0%	100.0%

As a percentage of segment revenue:
Direct operating income	11.1%	13.7%	13.1%	13.9%
Retail operating income	7.9%	8.4%	10.1%	6.3%
Financial services operating income	26.4%	33.0%	33.7%	34.8%
Total operating income (1)	1.2%	2.1%	2.7%	2.3%

(1)	The percentage set forth is a percentage of consolidated revenue rather than revenue by segment as it is based upon our consolidated operating income. A separate line item is not included for Other operating income as this amount is reflected in the total operating income amount, which reflects our consolidated operating results.

For credit card receivables securitized and sold, the loans are removed from our balance sheet and the net earnings on these securitized assets after paying outside investors is reflected as a component of our securitization income on a GAAP basis. The following table summarizes the results of our credit card operations on a GAAP basis with interest and fee income, interest expense and provision for loan losses for the credit card receivables we own reported in net interest income. Non-interest income on a GAAP basis includes servicing income, gains on sales of loans and income recognized on retained interests for the entire securitized portfolio, as well as, interchange income on the entire managed portfolio.

	Three Months Ended		Six Months Ended
	July 3, 2004	June 28, 2003	July 3, 2004	June 28, 2003
	(dollars in thousands)
Financial Services Revenue as reported in the Financial Statements:
Interest and fee income	$2,628	$1,689	$5,011	$3,387
Interest expense	(764)	(869)	(1,526)	(1,750)

Net interest income	1,864	820	3,485	1,637

Noninterest income:
Securitization income (1)	20,221	18,763	40,371	32,391
Other non-interest income	5,715	3,994	11,268	8,895

Total noninterest income	25,936	22,757	51,639	41,286

Less: Customer Rewards Costs	(12,814)	(9,949)	(23,691)	(17,816)

Financial services revenue	$14,986	$13,628	$31,433	$25,107

(1)	For the three months and six months ended July 3, 2004 and June 28, 2003, we recognized gains on sale of credit card receivables of $1.1 million, $1.2 million, $2.8 million, and $3.1 million respectively, which are reflected as a component of securitization income.

Our “managed” credit card receivables represent credit card receivables we own plus securitized credit card receivables. Since the financial performance of the managed portfolio has a significant impact on the earnings we will receive from servicing the portfolio, we believe the following table on a “managed” basis is important information to analyze our revenue in the Financial Services business. This non-GAAP presentation reflects the financial performance of the credit card receivables we own plus those that have been sold. Interest, interchange (net of customer rewards) and fee income on both the owned and securitized portfolio is recorded in their respective line items. Interest paid to outside investors on the securitized receivables is included with other interest costs and included in interest expense. Credit losses on the entire managed portfolio are included in provision for loan losses. Although our financial statements are not presented in this manner, management reviews the performance of its managed portfolio in order to evaluate the effectiveness of its origination and collection activities, which ultimately affects the income we will receive for servicing the portfolio. The securitization of credit card loans primarily converts interest income, interchange income, credit card fees, credit losses and other income and expense related to the securitized loans into securitization income. This managed view includes the effects of recording the retained interests at fair value.

	Three Months Ended		Six Months Ended
	July 3, 2004	June 28, 2003	July 3, 2004	June 28, 2003
	(dollars in thousands except other data)
Managed Financial Services Revenue:
Interest income	$16,049	$12,872	$32,271	$25,918
Interchange income, net of customer reward costs	8,959	6,419	16,978	12,297
Other fee income	3,553	3,116	7,202	6,356
Interest expense	(6,377)	(5,482)	(12,067)	(10,333)
Provision for loan losses	(5,125)	(4,572)	(9,935)	(8,417)
Other	(2,073)	1,275	(3,016)	(714)

Net managed financial services revenue	$14,986	$13,628	$31,433	$25,107

As a Percentage of Managed Credit Card Loans
Managed Financial Services Revenue
Interest income	7.5%	7.7%	7.7%	7.9%
Interchange income, net of customer reward costs	4.2%	3.8%	4.0%	3.7%
Other fee income	1.7%	1.9%	1.7%	1.9%
Interest expense	-3.0%	-3.3%	-2.9%	-3.1%
Provision for loan losses	-2.4%	-2.7%	-2.4%	-2.6%
Other	-1.0%	0.8%	-0.6%	-0.2%

Net managed financial services revenue	7.0%	8.2%	7.5%	7.6%

Average reported credit card loans	$78,310	$59,302	$74,659	$60,926
Average managed credit card loans	$852,828	$667,353	$840,471	$658,173
Other Data:
Average Active Accounts	599,802	502,930	593,656	499,168
Average Account Balance	$1,422	$1,327	$1,416	$1,319

Three Months Ended July 3, 2004 Compared to Three Months Ended June 28, 2003

Revenue

Revenue increased by $28.3 million, or 11.3%, to $279.1 million in the three months ended July 3, 2004 from $250.8 million in the three months ended June 28, 2003 as we experienced revenue growth in each of our segments.

Direct Revenue. Direct revenue increased by $2.7 million, or 1.7%, to $165.9 million in the three months ended July 3, 2004 from $163.1 million in the three months ended June 28, 2003 primarily due to growth in Internet sales. The number of customer orders shipped decreased slightly by 0.08% to 1.2 million in the three months ended July 3, 2004. In the three months ended July 3, 2004, we chose not to repeat a major promotion that occurred in the three months ended June 28, 2003 and lasted for six weeks of that quarter. Instead, we started a new program in the last two weeks of the three months ended July 3, 2004. We estimate $4.3 million in loss of Direct revenue in the three months ended July 3, 2004 as a result of this change in promotional programs. The product categories that contributed the largest dollar volume increase to our Direct revenue growth included women’s and children’s casual wear, fishing equipment, and archery with women’s and children’s casual wear being our fastest growing category in the Direct segment in the three months ended July 3, 2004.

Retail Revenue. Retail revenue increased by $23.4 million, or 32.1%, to $96.4 million in the three months ended July 3, 2004 from $73.0 million in the three months ended June 28, 2003 primarily because of increased new store sales of $21.8 million. We also achieved an increase in comparable store sales of $1.8 million, or 2.5%, over the three months ended June 28, 2003. The product categories that contributed the largest dollar volume increase to our Retail revenue growth included fishing equipment, camping, and women’s and children’s casual wear with archery being our fastest growing category in the Retail segment in the three months ended July 3, 2004.

Financial Services Revenue. Financial Services revenue increased by $1.4 million, or 10.0%, to $15.0 million in the three months ended July 3, 2004 from $13.6 million in the three months ended June 28, 2003 primarily due to an increase in securitization income of $1.5 million, and an increase in other non-interest income of $1.7 million. The increase in securitization income was primarily a result of interchange income increasing by $5.4 million as our customers’ VISA purchases increased by 28.3%. Securitization income was negatively impacted by $3.1 million primarily due to a loss from a securitization transaction. Customer reward costs increased by $2.9 million, or 28.8%. These costs increase proportionately with the amount of customer VISA purchases. Compared to the three months ended June 28, 2003, the number of active accounts grew by 19.3% to 599,802 and the average balance per active account grew by 7.3% to approximately $1,422.

Gross Profit

Gross profit increased by $9.1 million, or 9.3%, to $106.9 million in the three months ended July 3, 2004 from $97.8 million in the three months ended June 28, 2003. As a percentage of revenue, gross profit decreased by 0.7% to 38.3% in the three months ended July 3, 2004 from 39.0% in the three months ended June 28, 2003 due to a decrease in our merchandising margins.

Merchandising Business. The gross profit of our merchandising business increased by $6.6 million, or 7.8%, to $91.5 million in the three months ended July 3, 2004 from $84.9 million in the three months ended June 28, 2003. As a percentage of revenue, gross profit decreased by 1.0% to 34.9% in the three months ended July 3, 2004, from 35.9% in the three months ended June 28, 2003. The decline was primarily attributable to a shift in promotion strategy at our Retail stores with our club card events. During the three months ended July 3, 2004, we issued in-store sales discounts for use the day the customer presented their club membership card at our retail store. These sales discounts negatively impacted our gross profit by $1.8 million or 0.7% of sales.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased by $11.2 million, or 12.1%, to $103.6 million in the three months ended July 3, 2004 from $92.4 million in the three months ended June 28, 2003. Selling, general and administrative expenses were 37.1% of revenue in the three months ended July 3, 2004, compared to 36.9% in the three months ended June 28, 2003. The most significant factors contributing to the increase in selling, general and administrative expenses included:

•	Selling, general and administrative expenses attributed to shared services comprised $0.051 million of the total increase in selling, general and administrative expense and increased primarily as a result of the addition of new employees, which increased salary and wages by $2.2 million. The additional new employees were hired primarily in the management information systems, distribution and merchandising departments. In addition to new employees, there was a $0.4 million compensation charge related to options granted at less than fair market value in our 2004 employee stock option plan. The increase in salary and wages was largely offset by a decrease in insurance and benefits of $1.3 million due to an improvement in our health claims experience over the comparative quarter, and by a $0.6 million decrease in other taxes due to a change in an estimate related to a state sales tax incentive program.

•

Direct selling, general and administrative expenses comprised $4.1 million of the total increase in selling, general and administrative expense and increased primarily as a result of an increase in catalog production costs of $4.7 million, or 23.2%, to $24.8 million in the three months ended July 3, 2004 from $20.1 million in the three months ended June 28, 2003. The increase in catalog costs as a percent of our sales was primarily due to the following reasons: three catalogs whose sales were below expectations, the elimination of a promotion which negatively impacted sales, more conservative accounting practices surrounding the amortization of our catalog costs and the continued use of our catalog as a marketing tool circulated around our Retail locations to drive traffic into our stores. The increase in catalog costs were partially offset by a reduction of advertising and promotion expenses over the comparative quarter.

•	Retail selling, general and administrative expenses comprised $5.1 million of the total increase in selling, general and administrative expense primarily due to new store operating costs of $4.7 million, and an increase in Retail expansion costs of $0.3 million over the comparative quarter.

•	Financial Services selling, general and administrative expenses comprised $1.9 million of the total increase in selling, general and administrative expense. This was primarily due to increased costs of advertising and promotion related to new account acquisitions of $1.6 million. Third-party data processing services increased by $0.3 million as we increased the number of credit card transactions.

Operating Income

Operating income decreased by $2.1 million, or 39.5%, to $3.2 million in the three months ended July 3, 2004 from $5.3 million in the three months ended June 28, 2003 primarily due to the April securitization transaction in our Financial Services segment.

Interest expense

Interest expense decreased by $0.8 million in the three months ended July 3, 2004 to $2.0 million as compared with $2.8 million in the three months ended June 28, 2003. The interest expense decrease is primarily due to a reduction in long-term borrowings, the discontinuance of our employee savings plan in December of 2003 and the changes made to our deferred compensation plan in 2003. Interest rates remained relatively constant from quarter to quarter.

Income taxes

Our effective tax rate was 33.3% in the three months ended July 3, 2004 as compared to 34.5% in the three months ended June 28, 2003.

Six Months Ended July 3, 2004 Compared to Six Months Ended June 28, 2003

Revenue

Revenue increased by $79.9 million, or 15.6%, to $593.1 million in the six months ended July 3, 2004 from $513.1 million in the six months ended June 28, 2003 as we experienced revenue growth in each of our segments.

Direct Revenue. Direct revenue increased by $19.4 million, or 5.5%, to $371.7 million in the six months ended July 3, 2004 from $352.3 million in the six months ended June 28, 2003 primarily due to increased Internet activity. The number of customer orders shipped increased by 0.185 million, or 6.7%, to 2.9 million in the six months ended July 3, 2004. The product categories that contributed the largest dollar volume increase to our Direct revenue growth included women’s and children’s casual wear, casual athletics and slippers, and gifts and home furnishings with women’s and children’s casual wear being our fastest growing category in the Direct segment in the six months ended July 3, 2004.

Retail Revenue. Retail revenue increased by $54.0 million, or 40.6%, to $187.0 million in the six months ended July 3, 2004 from $133.0 million in the six months ended June 28, 2003 primarily as a result of increased new store sales of $48.4 million. We also achieved an increase in comparable store sales of $5.8 million, or 4.4%, over the six months ended June 28, 2003. The product categories that contributed the largest dollar volume increase to our

Retail revenue growth included fishing equipment, hunting and firearms, and camping equipment with archery being our fastest growing category in the Retail segment in the six months ended July 3, 2004.

Financial Services Revenue. Financial Services revenue increased by $6.3 million, or 25.2%, to $31.4 million in the six months ended July 3, 2004 from $25.1 million in the six months ended June 28, 2003 due to an increase in securitization income of $8.0 million, an increase in other non-interest income of $2.4 million, and an increase in net interest income of $1.8 million. The increase in securitization income was primarily a result of interchange income increasing by $10.6 million as our customers’ VISA purchases increased by 30.3%. The increase in securitization income was partially offset by an increase in customer reward costs of $5.9 million, or 33.0%. These costs increase proportionately with the amount of customer purchases. Compared to the six months ended June 28, 2003, the number of average active accounts grew by 18.9% to 593,656 and the average balance per active account grew by 7.4% to approximately $1,416.

Gross Profit

Gross profit increased by $31.0 million, or 15.4%, to $232.1 million in the six months ended July 3, 2004 from $201.1 million in the six months ended June 28, 2003. As a percentage of revenue, gross profit decreased by 0.01% to 39.1% in the six months ended July 3, 2004 from 39.2% in the six months ended June 28, 2003. Margins decreased primarily due to decreases in merchandising margins.

Merchandising Business. The gross profit of our merchandising business increased by $24.8 million, or 14.1%, to $200.9 million in the six months ended July 3, 2004 from $176.1 million in the six months ended June 28, 2003. As a percentage of revenue, gross profit decreased by 0.3% to 36.0% in the six months ended July 3, 2004, from 36.3% in the six months ended June 28, 2003. As discussed previously, the decrease was primarily due to second quarter 2004 club card event promotional activity.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased by $26.7 million, or 14.1%, to $216.2 million in the six months ended July 3, 2004 from $189.5 million in the six months ended June 28, 2003. Selling, general and administrative expenses were 36.4% of revenue in the six months ended July 3, 2004, compared to 36.9% in the six months ended June 28, 2003. The most significant factors contributing to increases in selling, general and administrative expenses by segment included:

•	Selling, general and administrative expenses attributed to shared services comprised $7.4 million of the total increase in selling, general and administrative expense and increased primarily as a result of the addition of new employees. Salary and wages increased by $3.2 million. The additional new employees were hired primarily in the management information systems, distribution and merchandising departments. Our professional fees increased by $2.1 million as compared to the six months ended June 28, 2003. This was primarily due to increased accruals related to settlements of employee related matters, increases in patent and trademark activity and increases in professional fees related to our business expansion. Equipment and software expenses increased by $1.9 million as we purchased non-capitalizable computers and software to support our business expansion and infrastructure growth.

•	Direct selling, general and administrative expenses comprised $6.0 million of the total increase in selling, general and administrative expense and increased primarily as a result of an increase in catalog costs of $6.7 million, or 14.2%. Catalog costs increased to $54.2 million in the six months ended July 3, 2004 from $47.4 million in the six months ended June 28, 2003. We experienced lower than anticipated sales from some of our catalogs in the second fiscal quarter, and we continue to expand our circulation around our Retail locations to drive traffic to our stores. The increase in catalog production costs were partially offset by a reduction of equipment and software expenses over the comparative six month period.

•	Retail selling, general and administrative expenses comprised $8.9 million of the total increase in selling, general and administrative expense primarily as a result of operating costs related to our new stores of $8.4 million and new store expansion expenses.

•	Financial Services selling, general and administrative expenses comprised $4.4 million of the total increase in selling, general and administrative expense. This was primarily due to increased advertising related to new account acquisitions of $2.1 million, and increased costs of third-party data processing services of $1.3 million as the number of credit card transactions increased.

Operating Income

Operating income increased by $4.3 million, or 36.7%, to $15.9 million in the six months ended July 3, 2004 from $11.7 million in the six months ended June 28, 2003 primarily due to the factors described above.

Interest expense

Interest expense decreased by $1.5 million in the six months ended July 3, 2004 to $4.0 million as compared with $5.5 million in the six months ended June 28, 2003. The interest expense decrease is primarily due to a reduction in long-term borrowings, the discontinuance of our employee savings plan in December of 2003 and the changes made to our deferred compensation plan in 2003. Interest rates remained relatively constant compared to the same periods last year.

Income taxes

Our effective tax rate was 34.7% in both the six months ended July 3, 2004 and June 28, 2003.

Bank Asset Quality

We securitize a majority of our credit card receivables. On a quarterly basis, we transfer eligible receivables into a securitization trust. We are required to own at least a minimum twenty day average of 5% of the interests in the securitization trust. Therefore, these retained receivables have the same characteristics as those receivables sold to outside investors. Certain accounts are ineligible for securitization because they are delinquent at the time of addition, originated from sources other than Cabela’s Club® credit cards and various other requirements. The total amount of ineligible receivables we owned were $3.3 million and $1.5 million as of July 3, 2004 and January 3, 2004, respectively.

The quality of our managed credit card portfolio at any time reflects, among other factors, the creditworthiness of the individual cardholders, general economic conditions, the success of our account management and collection activities, and the life cycle stage of the portfolio. Our financial results are sensitive to changes in delinquencies and net charge-offs of this portfolio. During periods of economic weakness, delinquencies and net charge-offs are more likely to increase. We have sought to manage this sensitivity by selecting a customer base that has historically shown itself to be very creditworthy based on charge-off levels, Fair Isaac & Company, or FICO, scores and the percentage of qualifying versus non-qualifying applicants.

Delinquencies

We consider the entire balance of an account, including any accrued interest and fees, delinquent if the minimum payment is not received by the payment due date. Our aging methodology is based on the number of completed billing cycles during which a customer has failed to make a required payment. Delinquencies not only have the potential to reduce earnings by increasing the unrealized loss recognized to reduce the loans to market value and reduction in securitization income, but they also result in additional operating costs dedicated to resolving the delinquencies. The following chart shows the percentage of our managed accounts that have been delinquent as of the ends of the periods presented.

	Year Ended January 3, 2004	Six Months Ended
		July 3, 2004	June 28, 2003
Number of days delinquent
Greater than 1 day	0.80%	0.77%	0.87%
Greater than 30 days	0.43%	0.39%	0.46%
Greater than 60 days	0.18%	0.17%	0.19%

Charge-offs

Gross charge-offs reflect the uncollectible principal, interest and fees on a customer’s account. Recoveries reflect the amounts collected on previously charged-off accounts. We believe that most bankcard issuers charge off accounts at 180 days. We generally charge off accounts the month after an account becomes 90 days contractually delinquent, except in the case of cardholder bankruptcies and cardholder deaths, which are charged off at the time of notification. As a result, our charge-off rates are not directly comparable to other participants in the bankcard industry. Our charge-off activity for the managed portfolio is summarized below:

	Three Months Ended		Six Months Ended
	July 3, 2004	June 28, 2003	July 3, 2004	June 28, 2003
	(dollars in thousands)
Gross charge-offs	$5,683	$4,711	$11,253	$9,436
Recoveries	908	689	1,668	1,219
Net charge-offs	4,775	4,022	9,585	8,217
Net charge-offs as a percentage of average managed loans	2.24%	2.41%	2.28%	2.50%

Liquidity and Capital Resources

Overview

Our merchandising business and our Financial Services business have significantly different liquidity and capital needs. The primary cash requirements of our merchandising business relate to purchase of inventory, capital for new destination retail stores, purchases of economic development bonds related to the development of new destination retail stores, investments in our management information systems and other infrastructure, and other general working capital needs. We historically have met these requirements by generating cash from our merchandising business operations, borrowing under revolving credit facilities, issuing debt and equity securities, obtaining economic development grants from state and local governments in connection with developing our destination retail stores and collecting principal and interest payments on our economic development bonds. The cash flow we generate from our merchandising business is seasonal, with our peak cash requirements for inventory occurring between May and September. While we have consistently generated overall positive annual cash flow from our operating activities, other sources of liquidity are generally required by our merchandising business during these peak cash use periods. These sources historically have included short-term borrowings under our revolving credit facility and access to debt markets, such as the private placement of long-term debt securities we completed in September of 2002. While we generally have been able to manage our cash needs during peak periods, if any disruption occurred to our funding sources, or if we underestimated our cash needs, we would be unable to purchase inventory and otherwise conduct our merchandising business to its maximum effectiveness which would result in reduced revenues and profits.

The primary cash requirements of our Financial Services business relate to the generation of credit card receivables and the purchase of points used in the customer loyalty rewards program from our merchandising business. The bank obtains funds for these purposes through various financing activities, which include engaging in securitization transactions, borrowing under a dedicated bank credit facility, selling certificates of deposit and generating cash from operations. Due to the limited nature of its state charter, the bank is prohibited from making commercial or residential loans. Consequently, it cannot lend money to Cabela’s Incorporated or our other affiliates. The bank is subject to capital requirements imposed by Nebraska banking law and the VISA membership rules, and its ability to pay dividends is limited by Nebraska and federal banking law.

On June 30, 2004, we closed our initial public offering of 7,812,500 shares of common stock at a price of $20 per share in a firm commitment underwritten offering. In connection with the offering, certain of our stockholders (the “Selling Stockholders”) sold 1,562,500 of the 7,812,500 shares offered and granted an option to the underwriters to purchase up to an additional 1,171,875 shares at a price of $20 per share to cover over-allotments, which option was exercised in full by the underwriters and also closed on June 30, 2004. Of the total offering, we sold 6,250,000 shares, raising net proceeds of $115.2 million. We did not receive any of the proceeds ($54.7 million before underwriting discounts and commissions) from any shares of common stock sold by the Selling Stockholders or from the exercise of the over-allotment option. Transaction costs recorded through July 3, 2004 were $2.3 million and have been reflected as a reduction of paid-in-capital. The proceeds were used to pay the outstanding balance of $38.1 million on our line of credit, with the remainder to be used for our destination retail store expansion. As of July 3, 2004 the availability on our line of credit was $230 million less outstanding letters of credit of $58.1 million for a net availability of $171.9 million. We have used $0 dollars for our retail expansion through July 3, 2004.

Operating, investing and financing activities

Cash used by operating activities was $133.1 million in the six months ended July 3, 2004 as compared with $57.8 million in the six months ended June 28, 2003. The increase in cash used by operating activities was due to an increase in credit card loans held for sale of $59.8 million, an increase in inventory of $29.8 million and an increase in the pay down of accrued compensation of $13.8 million. The increase in credit card loans held for sale is a result of increased activity in our Financial Service’s segment credit card account acquisitions. The increase in inventory is due to a 27.6% increase in Retail square footage associated with the opening of our new store in 2003 and the build up of inventory in anticipation of the August 2004 opening of our Wheeling, West Virginia Retail location. The difference in accrued compensation relates to payment of prior year pension obligations and payment of fourth quarter payroll taxes in the first quarter of 2004. These increases in uses of cash were offset partially by a decrease in other current assets of $10.8 million and a decrease in payments on accrued expenses and accounts payable of $7.3 million.

Cash used in investing activities was $50.8 million in the six months ended July 3, 2004 as compared with $29.9 million in the six months ended June 28, 2003. The increase in cash used in investing activities in the period was due to a $28.2 million increase in marketable securities, related to our investment in our new store in Wheeling, West Virginia. This was partially offset by a reduction in investing activities for capital expenditures of $2.8 million, and a change in retained interests of $2.9 million.

Cash provided by financing activities was $103.1 million in the six months ended July 3, 2004 as compared with a use of cash in financing of $16.6 million in the six months ended June 28, 2003. The total difference in cash provided compared to the six months ended June 28, 2003 was $119.7 million. This was primarily due to our initial public offering that closed on June 30, 2004 and provided us net proceeds of $115.2 million. In addition, we collected $8.8 million of additional capital through employee option exercises over the comparable period.

We believe our capital expenditures, including the purchase of economic development bonds, for fiscal 2004 will be approximately $150.0 million to $175.0 million, comprised primarily of expenses related to opening new destination retail stores and enhancements to our management information systems. This range is slightly lower than the $175.0 million to $225.0 million previously disclosed.

Retail Store Expansion

Significant amounts of cash will be needed in order to open new destination retail stores and implement our retail growth strategy. Depending upon the location and a variety of other factors, including store size and the amount of public improvements necessary, and based upon our prior experience, opening a single large-format store may require expenditures of $45 million to $70 million. This includes the cost of real estate, site work, public improvements such as utilities and roads, buildings, equipment, fixtures (including taxidermy) and inventory.

Grants. Under various grant programs, state or local governments provide funding for certain costs associated with developing and opening a new destination retail store. We generally have received grant funding in exchange for commitments, such as assurance of agreed employment and wage levels at our destination retail stores or that the destination retail store will remain open, made by us to the state or local government providing the funding. The commitments typically phase out over approximately five to ten years, but if we fail to maintain the commitments during the applicable period, the funds we received may have to be repaid or other adverse consequences may arise. Our failure to comply with the terms of current economic development packages could result in our repayment of grant money or other adverse consequences that would affect our cash flows and profitability. As of July 3, 2004 and January 3, 2004, the total amount of grant funding subject to a specific contractual remedy was $55.4 million and $18.5 million respectively. Portions of three of our destination retail stores, such as wildlife displays and museums, are subject to forfeiture provisions. In addition, there are 41 acres of undeveloped property subject to forfeiture.

Economic Development Bonds. Through economic development bonds, the state or local government sells bonds to provide funding for land acquisition, readying the site, building infrastructure and related eligible expenses associated with the construction and equipping of our destination retail stores. We typically have been the sole purchaser of these bonds. The bond proceeds that are received by the governmental entity are then used to fund the construction and equipping of new destination retail stores and related infrastructure development. While purchasing these bonds involves an initial cash outlay by us in connection with a new store, some or all of these costs can be recaptured through the repayments of the bonds. The payments of principal and interest on the bonds are typically tied to sales, property or lodging taxes generated from the store and, in some cases, from businesses in the surrounding area, over periods which range between 20 and 30 years. However, the governmental entity from which we purchase the bonds is not otherwise liable for repayment of principal and interest on the bonds to the extent that the associated taxes are insufficient to pay the bonds. In one location, the bonds will become subordinated to other bonds associated with the development if we fail to continue to operate the store over a prescribed period. After purchasing the bonds, we typically carry them on our balance sheet as “available for sale” marketable securities and value them based upon management’s projections of the amount of tax revenue that will be generated to support principal and interest payments on the bonds. We have limited experience in valuing these bonds and, because of the unique features of each project, there is no independent market data for valuation of these types of bonds. If sufficient tax revenue is not generated by the subject properties, we will not receive scheduled payments and will be unable to realize the full value of the bonds carried on our balance sheet. As of July 3, 2004 and January 3, 2004, we carried $106.5 million and $71.6 million, respectively, of economic development bond receivables on our balance sheet.

The negotiation of these economic development arrangements has been important to our destination retail store expansion in the past, and we believe it will continue to be an important factor to our ability to execute our destination retail store expansion strategy because we believe they will allow us to avoid or recapture a portion of the costs involved with opening a new store. If similar packages are unavailable in the future or the terms are not as favorable to us, our return on investment in new stores would be adversely affected and we may choose to significantly alter our destination retail store expansion strategy.

Credit Card Loan Securitizations

We have been, and will continue to be, particularly reliant on funding from securitization transactions for our Financial Services business. A failure to renew existing facilities or to add additional capacity on favorable terms as it becomes necessary could increase our financing costs and potentially limit our ability to grow our Financial Services business. Unfavorable conditions in the asset-

backed securities markets generally, including the unavailability of commercial bank liquidity support or credit enhancements, such as financial guaranty insurance, could have a similar effect.

Furthermore, poor performance of our securitized receivables, including increased delinquencies and credit losses, lower payment rates or a decrease in excess spreads below certain thresholds, could result in a downgrade or withdrawal of the ratings on the outstanding securities issued in our securitization transactions, could cause early amortization of these securities or result in higher required credit enhancement levels. This could jeopardize our ability to complete other securitization transactions on acceptable terms, decrease our liquidity and force us to rely on other potentially more expensive funding sources, to the extent available, which would decrease our profitability. The total amount and maturities for our term credit card securitizations as of July 3, 2004 are as follows:

Series	Type	Initial Amount	Certificate Rate	Expected Final
	(dollars in thousands)
Series 2001-2	Term	$250,000	Floating	November 2006
Series 2003-1	Term	$300,000	Fixed	January 2008
Series 2003-2	Variable Funding	$300,000	Floating	March 2005
Series 2004-I	Term	$75,000	Fixed	March 2009
Series 2004-II	Term	$175,000	Floating	March 2009

Certificates of Deposit

We utilize certificates of deposit to partially finance the operating activities of our bank. Our bank issues certificates of deposit in a minimum amount of $100,000 in various maturities ranging from June 2004 to May 2014 and with weighted average effective annual fixed rates of 3.38%. As of July 3, 2004, we had $84.5 million of certificates of deposit outstanding. Certificate of deposit borrowings are subject to regulatory capital requirements.

Credit Facilities and other Indebtedness

We have a revolving credit facility with a group of banks that provides us with a $230 million unsecured line of credit, which is available for our operations. This revolving facility, which expires on June 30, 2007, provides for a LIBOR-based rate of interest plus a spread of between 0.80% and 1.425% based upon our achievement of certain cash flow leverage ratios. During the term of the facility, we are also required to pay a facility fee, which ranges from 0.125% to 0.25%. Our credit facility also permits the issuance of up to $100 million in letters of credit and standby letters of credit, the nominal amount of which are applied against the overall credit limit available under the revolver. We utilize these letters of credit to support purchases from our suppliers in the ordinary course of our business. The average outstanding amount of letters of credit in the second fiscal quarter was $60.1 million. There were no outstanding principle borrowings under the credit facility as of July 3, 2004. Our total remaining borrowing capacity under the credit facility, after subtracting outstanding letters of credit of $58.1 million, as of July 3, 2004 was $171.9 million.

Our credit agreement requires that we comply with several financial and other covenants, including requirements that we maintain the following financial ratios as set forth in our credit agreement:

•	a current consolidated assets to current consolidated liabilities ratio of no less than 1.15 to 1.00 as of the last day of any fiscal year;

•	a fixed charge coverage ratio (the ratio of the sum of consolidated EBITDA plus certain rental expenses to the sum of consolidated cash interest expense plus certain rental expenses) of no less than 2.00 to 1.00 as of the last day of any fiscal quarter;

•	a cash flow leverage ration of no more than 2.50 to 1.00 as of the last day of any fiscal quarter; and

•	a tangible net worth of no less than $300 million plus 50% of positive consolidated net earning on a cumulative basis for each fiscal year beginning with fiscal year ended 2004 as of the last day of any fiscal quarter.

In addition, our credit agreement includes a limitation that we may not pay dividends to our stockholders in excess of 50% of our prior year’s consolidated EBITDA and a provision that permits acceleration by the lenders in the event there is a “change in control.” Our credit agreement defines “EBITDA” to mean our net income before deductions for income taxes, interest expense, depreciation and amortization. Based upon this EBITDA calculation for fiscal 2003, dividends would not be permissible in fiscal 2004 in excess of $58.9 million. Our credit agreement defines a “change in control” to mean any circumstances under which we cease to own 100% of the voting stock in each of our subsidiaries that have or have had total assets in excess of $5.0 million, any event in which any person or group of persons (other than our current shareholders and their affiliates) acting in concert acquires beneficial ownership of, or control over, 20% or more of the combined voting power of all of our securities entitled to vote in the election of directors and such voting percentage exceeds the percentage of our common stock owned by Mr. R. Cabela and Mr. J. Cabela as of the date of such acquisition, or any change in a majority of the members of our board of directors within any twelve month period for any reason (other than by reason of death, disability or scheduled retirement). Mr. R. Cabela and Mr. J. Cabela collectively own 23,431,717 shares of common stock, which represents 36.2% of our total outstanding common stock and non-voting common stock. Our credit agreement provides that all loans or deposits from us or any of our subsidiaries to the bank do not exceed $20.0 million in the aggregate at any time when loans are outstanding under the revolving credit facility.

The bank has a separate unsecured revolving credit facility of $20 million. This revolving facility, which expires on October 9, 2004, provides for a rate of interest equal to the rate provided under our $230 million revolving credit facility. During the term of the facility, we are also required to pay a facility fee that ranges from 0.125% to 0.25% based upon our achievement of certain cash flow leverage ratios. We have fully and unconditionally guaranteed the bank’s borrowings under this facility. The facility was undrawn as of July 3, 2004. The facility requires that the bank comply with various financial and other covenants, including a limitation that it may not pay dividends to its shareholders unless it is in full compliance with the facility agreement and a provision that permits acceleration by the lenders in the event there is a “change in control.” For the purposes of the facility, a “change of control” is a change in ownership or control (by merger, purchase, consolidation or otherwise) of the issued and outstanding voting stock of the bank that would be required under applicable law to be the subject of any filing with any government agency. Under Nebraska law, a change of control will be deemed to have occurred, and a filing will be required, if an entity acquires 25% or more of the bank. We are currently in the process of replacing the bank’s credit agreement with a new credit agreement that will increase the available amount of credit and extend the term.

In addition to our two credit facilities, we have from time to time accessed the private placement debt markets. We currently have two such note issuances outstanding. In September 2002, we issued $125.0 million in senior unsecured notes bearing interest at a fixed rate of 4.95%, repayable in five annual installments of $25.0 million beginning on September 5, 2005. The entire principal amount under these notes remains unpaid. In January 1995, we issued $20.0 million in senior unsecured notes bearing interest at fixed rates ranging between 8.79% and 9.19% per year. The notes amortize, with principal and interest payable in the amount of $0.3 million per month through January 1, 2007, thereafter decreasing to $0.1 million per month through January 1, 2010. The aggregate principal balance of these notes as of July 3, 2004 was $9.4 million. Both note issuances provide for prepayment penalties based on yield maintenance formulas.

These notes require that we comply with several financial and other covenants, including requirements that we maintain the following financial ratios as set forth in the note purchase agreement:

•	a consolidated adjusted net worth in an amount not less than the sum of (i) $150 million plus (ii) 25% of positive consolidated net earnings on a cumulative basis for each fiscal year beginning with the fiscal year ended 2002; and

•	a fixed charge coverage ratio (the ratio of consolidated cash flow to consolidated fixed charges for each period of four consecutive fiscal quarters) of no less than 2.00 to 1.00 as of the last day of any fiscal quarter.

In addition, the note purchase agreement includes a limitation that our subsidiaries, excluding the bank, and we may not create, issue, assume, guarantee or otherwise assume funded debt in excess of 60% of consolidated total capitalization.

As of the end of the second fiscal quarter of 2004, we complied with all of the covenants under our credit agreements and unsecured notes. We may or may not engage in future long-term borrowing transactions to fund our operations or our growth plans. Whether or not we undertake such borrowings will depend on a variety of factors, including prevailing interest rates, our retail growth plans, our financial strength, alternative sources and costs of funding and our management’s assessment of potential returns on investment that may be realized from the proceeds of such borrowings.

Contractual Obligations

We have entered into a Master Economic Development Agreement with the city of Buda, Texas and related municipalities for the development of our new Retail store location. We estimate our total contractual obligations for this location to be approximately $73.4 million, including the purchase of bonds. This store is scheduled to be completed in 2005.

During the six months ended July 3, 2004, grant funds were obtained by various municipalities in West Virginia for the construction of a distribution center. We took possession of this distribution center upon its completion in July of 2004. The economic development agreements related to this project contain certain employment and wage level obligations. If we fail to meet these obligations, we could be required to reimburse the municipalities for up to $38.5 million of grant funding.

Off-Balance Sheet Arrangements

Operating leases - We lease various items of office equipment and buildings, all of which are recorded in our selling, general and administrative expenses.

Credit Card Limits - The bank bears off-balance sheet risk in the normal course of its business. One form of this risk is through the bank’s commitment to extend credit to cardholders up to the maximum amount of their credit limits. The aggregate of such potential funding requirements totaled $5.4 billion and $4.9 billion as of July 3, 2004 and January 3, 2004, respectively, which amounts were in addition to existing balances cardholders had at such dates. These funding obligations are not included on our consolidated balance sheet. While the bank has not experienced, and does not anticipate that it will experience, a significant draw down of unfunded credit lines by customers, a significant draw down would create a cash need at the bank which likely could not be met by our available cash and funding sources. The bank has the right to reduce or cancel these available lines of credit at any time.

Securitizations - All of the bank’s securitization transactions have been accounted for as sale transactions and the receivables relating to those pools of assets are not reflected on our consolidated balance sheet.

Seasonality

Our business is seasonal in nature and interim results may not be indicative of results for the full year. Due to holiday buying patterns, and hunting and fishing season openings across the country, merchandise sales are typically higher in the third and fourth quarters than in the first and second quarters. We anticipate our sales will continue to be seasonal in nature.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to interest rate risk through our bank’s operations and, to a lesser extent, through our merchandising operations. We also are exposed to foreign currency risk through our merchandising operations.

Financial Services Interest Rate Risk

Interest rate risk refers to changes in earnings or the net present value of assets and off-balance sheet positions less liabilities (termed “economic value of equity”) due to interest rate changes. To the extent that managed interest income collected on managed receivables and interest expense do not respond equally to changes in interest rates, or that rates do not change uniformly, securitization earnings and economic value of equity could be affected. Our net interest income on managed receivables is affected primarily by changes in short term interest rate indices such as LIBOR and prime rate, as variable rate card receivables, securitization certificates and notes and corporate debts are indexed to LIBOR-based rates of interest and are periodically repriced. We manage and mitigate our interest rate sensitivity through several techniques, but primarily by modifying the contract terms with our cardholders, including interest rates charged, in response to changing market conditions. Additional techniques we use include managing the maturity, repricing and distribution of assets and liabilities by issuing fixed rate securitization certificates and notes and by entering into interest rate swaps to hedge our fixed rate exposure from interest strips. At the end of the second fiscal quarter of 2004, all of our credit card receivables had variable rate pricing, with receivables carrying annual percentage rates at a spread over the prime rate, subject to certain interest rate floors. However, as of the end of the second fiscal quarter of 2004, 38.1% of the bank’s credit card receivables were determined to be at a fixed rate. A total of 3.3% were generated through the sales of Cabela’s merchandise and therefore carry a fixed interest rate of 9.99%. A total of 34.8% represent receivables that were generated by customers who paid their previous month’s bill in full and we do not expect to incur finance charges. The table below shows the mix of account balances at each interest rate at each period presented.

	Year Ended January 3, 2004	Six Months Ended
		July 3, 2004	June 28, 2003
As a percentage of total balances outstanding
Balances carrying interest rate based upon the national prime-lending rate.	58.1%	61.1%	59.0%
Balances carrying an interest rate of 9.99%	3.8%	3.3%	3.5%
Balances not carrying interest because their previous month’s balance was paid in full.	38.1%	34.8%	37.5%

All products issued by our Financial Services segment are priced at a margin over the defined national prime lending rate except purchases made from us which are financed at a fixed interest rate of 9.99%. No interest is charged if the account is paid in full within 20 days of the billing cycle.

Merchandising Interest Rate Risk

The interest payable on our bank line of credit is based on variable interest rates and therefore affected by changes in market interest rates. If interest rates on existing variable rate debt rose 1%, our results from operations and cash flows would not be materially affected.

Foreign Currency Risk

We purchase a significant amount of inventory from vendors outside of the U.S. in transactions that are primarily U.S. dollar transactions. A small percentage of our international purchase transactions are in currencies other than the U.S. dollar. Any currency risks related to these transactions are immaterial to us. A decline in the relative value of the U.S. dollar to other foreign currencies could, however, lead to increased merchandise costs.

Item 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures and Related CEO and CFO Certifications

We conducted an evaluation of the effectiveness of the design and operation of our “disclosure controls and procedures”   (“Disclosure Controls”) as of the end of the period covered by this Form 10-Q (the “Evaluation”). The Evaluation was conducted under the supervision and with the participation of management, including our President and Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”). Based on the Evaluation, our CEO and CFO concluded that, subject to the limitations noted herein, our Disclosure Controls are effective in timely alerting them to material information required to be included in our periodic SEC reports.

Attached as exhibits to this Form 10-Q are certifications of the CEO and the CFO, which are required in accordance with Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended. This “Controls and Procedures” section includes the information concerning the Evaluation referred to in the certifications, and it should be read in conjunction with the certifications for a more complete understanding of the topics presented.

Changes in Internal Controls

There has not been any change in our internal control over financial reporting identified in connection with the Evaluation that occurred during the quarter ended July 3, 2004 that has materially affected, or is reasonably likely to materially affect, those controls.

Limitations on the Effectiveness of Controls

Our management, including our CEO and CFO, does not expect that our Disclosure Controls and internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, a control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings.

We are party to certain lawsuits in the ordinary course of our business. The subject matter of these proceedings primarily includes commercial disputes, employment issues and product liability lawsuits. We do not believe that the ultimate dispositions of these proceedings, individually or in the aggregate, will have a material adverse effect on our consolidated financial position, results of operations or liquidity.

Item 2.	Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities.

Use of Proceeds from Registered Securities

On June 30, 2004, we closed the initial public offering of 7,812,500 shares of our common stock at a price of $20 per share in a firm commitment underwritten offering. In connection with the offering, certain of our stockholders (the “Selling Stockholders”) sold 1,562,500 of the 7,812,500 shares offered and granted an option to the underwriters to purchase up to an additional 1,171,875 shares at a price of $20 per share to cover over-allotments, which option was exercised in full by the underwriters and also closed on June 30, 2004. Of the total offering, we sold 6,250,000 shares, raising net proceeds of $115.2 million. We did not receive any of the proceeds ($54.7 million before underwriting discounts and commissions) from any shares of our common stock sold by the Selling Stockholders or from the exercise of the over-allotment option. The offering was effected pursuant to a Registration Statement on Form S-1 (File No. 333-113835), which the Securities and Exchange Commission declared effective on June 24, 2004. Transaction costs recorded through July 3, 2004 were $2.3 million and are reflected as a reduction of paid-in-capital. The proceeds were used to pay the outstanding balance of $38.1 million on our line of credit, with the remainder set aside for our destination retail store expansion. The managing underwriters of our offering were Credit Suisse First Boston LLC and J.P. Morgan Securities Inc. The aggregate gross proceeds of the shares offered and sold, including the over-allotment, were $179.7 million. In connection with the offering, an aggregate of $12.1 million in underwriting discounts and commissions was paid to the underwriters by us and the selling stockholders. Approximately $77.1 million is being retained by us for the building and opening of new destination retail stores. In addition, the following table sets forth the other material expenses estimated to have been incurred in connection with the offering. We have recognized $2.3 million of these expenses through July 3, 2004 and anticipate the remaining expenses to be paid in the third fiscal quarter of 2004:

SEC registration fee	$29,141
NASD filing fee	23,500
Printing and engraving expenses	500,000
Legal fees and expenses	1,300,000
Accounting fees and expenses	900,000
Blue Sky fees and expenses	50,000
Transfer agent and registrar fees	50,000
Miscellaneous fees and expenses	397,359

$3,250,000

Recent Sales of Unregistered Securities

During the three months ended July 3, 2004, we issued unregistered securities to a limited number of persons, as described below. None of these transactions involved any underwriters or public offerings.

In April and May 2004, we issued 1,135,656 shares of common stock to employees for an aggregate amount of $7.1 million in connection with the exercise of stock options granted under our 1997 Stock Option Plan. These securities were issued pursuant to an employee benefit plan, in a transaction exempt from the registration requirements of the Securities Act in reliance upon Rule 701 of the Securities Act.

In May 2004, we granted options to purchase an aggregate of 1,335,881 shares of common stock under our 2004 Stock Plan to employees, non-employee directors and advisors. 550,500 of these options have an exercise price of $13.34 per share and 785,381 of these options have an exercise price per share equal to the initial public offering price of our common stock. We received no payment from optionees upon issuance of these options. These securities were issued pursuant to an employee benefit plan, in a transaction exempt from the registration requirements of the Securities Act in reliance upon Rule 701 of the Securities Act.

Purchase of Equity Securities

During the three months ended July 3, 2004 we purchased the following shares of common stock from our employees pursuant to stock restriction agreements. These stock restriction agreements terminated upon our initial public offering, except for provisions relating to stock issued in connection with the exercise of unvested options.

Period	Total Number of Shares Purchased	Average Price Paid per Share
April 4, 2004 to May 1, 2004	95,420	$13.34
May 2, 2004 to June 5, 2004	0	0.00
June 6, 2004 to July 3, 2004	0	0.00

Total	95,420	$13.34

Our revolving credit facility and our senior notes restrict our ability to pay dividends to our stockholders based upon our prior year’s consolidated EBITDA and our consolidated net worth, respectively.

Item 3.	Defaults Upon Senior Securities.

Not applicable.

Item 4.	Submission of Matters to Vote of Security Holders.

Not applicable.

Item 5.	Other Information.

Pursuant to our Amended and Restated Bylaws, which were effective upon the closing of our initial public offering, nominations for election to the Board of Directors must be made by the Board of Directors or by a committee appointed by the Board of Directors for such purpose or by any stockholder of any outstanding class of capital stock of the corporation entitled to vote for the election of directors. Nominations by stockholders must be preceded by notification in writing received by the secretary of the corporation not less than one hundred twenty (120) days prior to any meeting of stockholders called for the election of directors. The notification must contain the written consent of each nominee proposed to serve as a director and the following information as to each proposed nominee and as to each person, acting alone or in conjunction with one or more other persons as a partnership, limited partnership, syndicate or other group, who participates or is expected to participate in making the nomination or in organizing, directing or financing the nomination or solicitation of proxies to vote for the nominee:

(a) the name, age, residence, address, and business address of each proposed nominee and of each such person;

(b) the principal occupation or employment, the name, type of business and address of the corporation or other organization in which such employment is carried on of each proposed nominee and of each such person;

(c) the amount of stock of the corporation owned beneficially, either directly or indirectly, by each proposed nominee and each such person;

(d) a description of any arrangement or understanding of each proposed nominee and of each such person with each other or any other person regarding future employment or any future transaction to which the corporation will or may be a party; and

(e) any other information concerning the nominee that is required to be disclosed regarding nominees in proxy solicitations pursuant to Section 14(a) of the Securities Exchange Act of 1934, as amended, and the rules under such section.

The presiding officer of the meeting will have the authority to determine and declare to the meeting that a nomination not preceded by notification made in accordance with the foregoing procedure is to be disregarded. Notwithstanding the foregoing, the Bylaws provide that a stockholder also comply with all applicable requirements of the Securities Exchange Act of 1934, as amended, and the rules and regulations there under in connection with any nominations for election to the Board of Directors.

Item 6.	Exhibits and Reports on Form 8-K.

(a)	Exhibits.

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation of Cabela’s Incorporated

3.2	Amended and Restated Bylaws of Cabela’s Incorporated

31.1	Certification of CEO Pursuant to 13a-14(a) under the Exchange Act

31.2	Certification of CFO Pursuant to Rule 13a-14(a) under the Exchange Act

32	Certifications Pursuant to 18 U.S.C. Section 1350

(b)	Reports on Form 8-K.

A Form 8-K was furnished on July 28, 2004, under Items 7, 9 and 12, relating to our (i) July 28, 2004, press release announcing our financial results for the fiscal quarter and six months ended July 3, 2004, and (ii) July 28, 2004 press release announcing the appointment of two new directors to our Board of Directors.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CABELA’S INCORPORATED

Dated: August 13, 2004	By:	/S/ DENNIS HIGHBY
Dennis Highby President and Chief Executive Officer

Dated: August 13, 2004	By:	/S/ RALPH W. CASTNER
Ralph W. Castner Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation of Cabela’s Incorporated

3.2	Amended and Restated Bylaws of Cabela’s Incorporated

31.1	Certification of CEO Pursuant to 13a-14(a) under the Exchange Act

31.2	Certification of CFO Pursuant to Rule 13a-14(a) under the Exchange Act

32	Certifications Pursuant to 18 U.S.C. Section 1350