Form 10-Q
period 2004-10-02
CABELAS INC
filed 2004-11-08
CIK 1267130

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 2, 2004

or

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

Yes ☒ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common stock, $0.01 par value: 64,779,202 shares, including 13,700,489 shares of non-voting common stock, as of November 3, 2004.

CABELA’S INCORPORATED

FORM 10-Q

QUARTERLY PERIOD ENDED OCTOBER 2, 2004

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements.

CABELA’S INCORPORATED AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollar Amounts in Thousands Except Share and Per Share Amounts)

(Unaudited)

	October 2, 2004	January 3, 2004
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$78,981	$192,581
Accounts receivable, net of allowance for doubtful accounts of $828 at October 2, 2004, and $1,894 at January 3, 2004.	28,624	32,826
Credit card loans receivable held for sale (Note 4)	88,180	28,013
Inventories	364,366	262,763
Prepaid expenses and deferred catalog costs	50,605	31,035
Deferred income taxes	1,290	1,122
Other current assets	30,460	33,291

Total current assets	642,506	581,631

PROPERTY AND EQUIPMENT, NET	280,111	264,991

OTHER ASSETS:
Intangible assets, net	5,025	4,252
Land held for sale or development	21,492	9,240
Retained interests in securitized receivables (Note 4)	23,060	20,864
Marketable securities	126,091	72,632
Investment in equity and cost method investees	4,012	4,266
Other	5,081	5,677

Total other assets	184,761	116,931

Total assets	$1,107,378	$963,553

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$117,305	$91,524
Unpresented checks net of bank balance	14,745	36,788
Accrued expenses and other liabilities	36,579	42,939
Gift certificates and credit card reward points	77,833	80,570
Accrued employee compensation and benefits	38,189	57,134
Time deposits	40,953	12,900
Employee savings plan	—	1,083
Current maturities of long-term debt	28,224	3,013
Income taxes payable	22,914	27,100

Total current liabilities	376,742	353,051

LONG-TERM LIABILITIES:
Long-term debt, less current maturities	120,822	139,638
Long-term time deposits	49,606	68,764
Deferred compensation	8,888	7,248
Deferred revenue	7,796	5,552
Deferred income taxes	17,218	16,785

Total long-term liabilities	204,330	237,987

COMMITMENTS AND CONTINGENCIES (Note 11)
STOCKHOLDERS’ EQUITY:
Common stock, $0.01 par value:
Class A Voting, 245,000,000 shares authorized; 50,555,761 and 41,677,228 shares issued and outstanding at October 2, 2004 and January 3, 2004, respectively	506	417
Class B Non-voting, 245,000,000 shares authorized; 13,700,489 and 14,927,582 shares issued and outstanding at October 2, 2004 and January 3, 2004, respectively	137	149
Preferred stock, 10,000,000 shares authorized, no shares issued or outstanding.	—	—
Additional paid-in capital	234,458	109,437
Retained earnings	288,334	261,798
Accumulated other comprehensive income	2,871	714

Total stockholders’ equity	526,306	372,515

Total liabilities and stockholders’ equity	$1,107,378	$963,553

See notes to unaudited consolidated financial statements.

CABELA’S INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Dollar Amounts in Thousands Except Per Share and Share Amounts)

(Unaudited)

	Three months ended		Nine months ended
	October 2, 2004	September 27, 2003	October 2, 2004	September 27, 2003
REVENUES:
Merchandise sales	$361,439	$315,614	$920,124	$800,923
Financial services revenue	22,276	15,922	53,709	41,029
Other revenue	95	(327)	3,033	2,406

Total revenues	383,810	331,209	976,866	844,358

COST OF REVENUE:
Cost of merchandise sales	227,346	200,427	585,142	509,604
Cost of other revenue	43	(1,477)	3,208	1,376

Total cost of revenue (exclusive of depreciation and amortization)	227,389	198,950	588,350	510,980

Gross profit	156,421	132,259	388,516	333,378
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	130,926	114,700	347,086	304,162

OPERATING INCOME	25,495	17,559	41,430	29,216

OTHER INCOME (EXPENSE):
Interest income	132	24	269	278
Interest expense	(2,055)	(2,945)	(6,100)	(8,504)
Other income, net	1,897	1,309	5,227	4,401

	(26)	(1,612)	(604)	(3,825)

INCOME BEFORE PROVISION FOR INCOME TAXES	25,469	15,947	40,826	25,391
INCOME TAX EXPENSE	8,966	5,710	14,290	8,987

NET INCOME	$16,503	$10,237	$26,536	$16,404

EARNINGS PER SHARE:
Basic	$0.26	$0.20	$0.44	$0.32

Diluted	$0.25	$0.19	$0.43	$0.30

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	64,252,912	52,035,101	60,241,891	50,611,169

Diluted	66,409,915	55,351,796	62,190,157	54,209,546

See notes to unaudited consolidated financial statements.

CABELA’S INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollar Amounts in Thousands)

(Unaudited)

	Nine Months Ended
	October 2, 2004	September 27, 2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$26,536	$16,404
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation	21,009	18,819
Amortization	988	908
Stock based compensation	1,045	—
Equity in undistributed net (earnings) losses of equity method investee	(232)	174
Deferred income taxes	(923)	(3,034)
Other	1,386	987
Change in operating assets and liabilities:
Accounts receivable	4,202	(2,762)
Origination of credit card loans held for sale, net of collections	(61,522)	(12,791)
Inventories	(101,602)	(78,689)
Prepaid expenses	(19,570)	(21,865)
Other current assets	2,330	(6,037)
Land held for sale or development	(9,972)	262
Accounts payable	25,780	1,314
Accrued expenses and other liabilities	(6,360)	1,077
Gift certificates and credit card reward points	(2,737)	(800)
Accrued compensation and benefits	(18,945)	(8,488)
Income taxes payable	(2,736)	(7,952)
Deferred revenue	(36)	(1,520)
Deferred compensation	1,640	10,872

Net cash flows from operating activities	(139,719)	(93,121)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(27,432)	(52,938)
Purchases of marketable securities	(52,082)	(6,866)
Change in retained interests	(2,196)	(4,165)
Maturities of marketable securities	1,464	1,676
Other	326	494

Net cash flows from investing activities	(79,920)	(61,799)

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances on line of credit	53,106	80,312
Payments on line of credit	(53,106)	(73,312)
Proceeds from issuance of long-term debt	98	—
Payments on long-term debt	(2,431)	(17,252)
Change in unpresented checks net of bank balance	(22,043)	(11,074)
Change in time deposits, net	8,895	10,724
Net (decrease) increase in employee savings plan	(1,083)	47
Issuance of common stock for initial public offering, net of transaction costs of $3,277	114,286	—
Issuance of common stock	9,590	212,063
Repurchase of common stock	(1,273)	(151,869)

Net cash flows from financing activities	106,039	49,639

NET DECREASE IN CASH AND CASH EQUIVALENTS	(113,600)	(105,281)
CASH AND CASH EQUIVALENTS, Beginning of Year	192,581	178,636

CASH AND CASH EQUIVALENTS, End of Period	$78,981	$73,355

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$10,090	$12,478
Income taxes	$17,890	$19,966
Non-cash investing and financing activities: Capital lease obligation	$8,728	—

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

On June 30, 2004, the Company closed its initial public offering of 6,250,000 shares of common stock, resulting in proceeds of $114,286, net of underwriting discounts and other expenses. The Company used $38,088 of the net proceeds to repay the outstanding balance on its open line of credit. The remaining amount will be used for capital expenditures and the purchase of economic development bonds related to the construction and opening of new destination retail stores. Transaction costs of $3,277 through October 2, 2004 have been recognized as a reduction to the proceeds.

3.	STOCK-BASED COMPENSATION

The Company follows Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees and related interpretations in accounting for its stock based compensation. The Company has adopted the disclosure-only provisions of SFAS No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure. Under SFAS No. 123, the fair value of stock option awards to employees is calculated through the use of option pricing models, even though such models were developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which differ significantly from the Company’s stock option awards. These models also require subjective assumptions, including future stock price volatility and expected time to exercise, which affect the calculated values. The Company’s calculations are based on a single option valuation approach and forfeitures are recognized as they occur. Stock-based compensation costs are reflected in net income where the options granted under those plans had an exercise price that is less than the fair value of the underlying common stock on the date of grant. The Company granted 550,500 options with an exercise price of $13.34 on May 1, 2004. A pre-tax compensation charge of $628 is included in the third quarter 2004 results, and a year to date charge of $1,046 is included in the nine months ended October 2, 2004. The Company will incur future pretax compensation charges related to the May 1, 2004 grant of $628 in the remainder of 2004, $941, $574, $330, and $147 in fiscal years 2005, 2006, 2007, and 2008, respectively.

For purposes of pro forma disclosures, the estimated fair value of the options granted is amortized to expense over the options’ vesting period. The Company’s pro forma net income and earnings per share for the three months and nine months ended October 2, 2004 and September 27, 2003 were as follows:

	Three Months Ended		Nine Months Ended
	October 2, 2004	September 27, 2003	October 2, 2004	September 27, 2003
Net income - as reported	$16,503	$10,237	$26,536	$16,404
Add: Stock based employee compensation recognized, net of related tax effects	406	—	677	—
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(1,688)	(238)	(3,008)	(715)

Net income - pro forma	$15,221	$9,999	$24,205	$15,689

Earnings per share:
Basic - as reported	$0.26	$0.20	$0.44	$0.32
Basic - proforma	$0.24	$0.19	$0.40	$0.31
Diluted - as reported	$0.25	$0.19	$0.43	$0.30
Diluted - proforma	$0.22	$0.18	$0.38	$0.29

The fair value of options granted in the third fiscal quarter were estimated on the date of the grant using the Black-Scholes option pricing model with the following weighted-average assumptions. The expected stock price volatility was 50%, the risk free interest at grant date was 3.82% and the expected term was 4.5 years. Prior to the May 1, 2004 option grant, the Company used a binomial model and did not include a volatility factor.

4.	SALE OF CREDIT CARD LOAN RECEIVABLES

The Company’s wholly owned bank subsidiary, World’s Foremost Bank (“WFB”), sells a substantial portion of its credit card receivables. WFB has established a master trust (the “Trust”) for the purpose of routinely selling and securitizing credit card receivables. WFB retains the servicing and certain other interests, including interest-only strips, cash reserve accounts and Class B certificates. During the three months and nine months ended October 2, 2004 and September 27, 2003, WFB recognized gains on sale of $2,726, $1,530, $5,629 and $4,653, respectively, which are reflected as a component of credit card securitization income.

Retained Interests:

Retained interests in securitized receivables, which are carried at fair value, consisted of the following at October 2, 2004 and January 3, 2004:

	October 2, 2004	January 3, 2004
Cash reserve account	$15,170	$10,330
Interest-only strip	7,402	6,984
Class B certificates	488	3,550

	$23,060	$20,864

Credit card loan receivables consisted of the following at October 2, 2004 and January 3, 2004:

	October 2, 2004	January 3, 2004
Composition of credit card receivables:
Loans serviced	$930,303	$873,673
Loans securitized	(840,000)	(841,000)
Securitized receivables with certificates owned by WFB	(488)	(3,550)

	89,815	29,123
Less adjustment to market value	(1,635)	(1,110)

	$88,180	$28,013

Delinquent loans in the managed credit card loan portfolio at October 2, 2004 and January 3, 2004:
30-89 days	$5,596	$5,418
90 days or more and still accruing	$1,650	$1,619

	Three Months Ended		Nine Months Ended
	October 2, 2004	September 27, 2003	October 2, 2004	September 27, 2003
Total net charge-offs on the managed credit card loan portfolio for the three months and nine months ended October 2, 2004 and September 27, 2003	$4,994	$4,337	$14,579	$12,554
Quarterly and nine month average credit card loans:
Managed credit card loans	$908,623	$724,444	$863,354	$680,506
Securitized credit card loans	897,767	716,092	853,275	668,852
Reported credit card loans	10,856	8,352	10,079	11,654
Total net charge-offs as an annualized percentage of average managed loans	2.20%	2.39%	2.25%	2.46%

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

The Company entered into a lease agreement for a distribution facility in Wheeling, West Virginia. The lease term is 30 years, with monthly installments of $42 and contains a bargain purchase option at the completion of the lease term. The Company is accounting for this lease as a capital lease and has recorded the leased asset at its present value of the future minimum lease payments using a 4.0% implicit rate. The leased asset was recorded at $8,728 and is being amortized on a straight-line basis over 30 years.

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

For the three months and nine months ended October 2, 2004 and September 27, 2003, there was no ineffectiveness associated with the Company’s foreign currency derivatives designated as cash flow hedges. There were no discontinued foreign currency derivative cash flow hedges during the three months and nine months ended October 2, 2004 and September 27, 2003.

Generally, the Company hedges a portion of its anticipated inventory purchases for periods up to 12 months. As of October 2, 2004, the Company has hedged certain portions of its anticipated inventory purchases through December 2004.

The fair value of foreign currency derivative assets or liabilities is recognized within either other current assets or liabilities. As of October 2, 2004 and January 3, 2004, the fair value of foreign currency derivative assets was $51 and $553, respectively, and the fair value of foreign currency derivative liabilities was $0 and $0, respectively.

For the three months and nine months ended October 2, 2004 and September 27, 2003, the net deferred gain or loss recognized in accumulated other comprehensive income/(loss) was $(25) and $(159), and $(324) and $126, net of tax, respectively. The Company anticipates a loss of $25, net of tax, will be transferred out of accumulated other comprehensive income and recognized within earnings over the next 12 months. Gains of $3 and $122, and $180 and $265, net of tax, were transferred from accumulated other comprehensive income into cost of revenues for the three months and nine months ended October 2, 2004 and September 27, 2003, respectively.

Interest Rate Management – On February 4, 2003, in connection with the Series 2003-1 securitization, the securitization Trust entered into a $300 million notional swap agreement in order to manage interest rate exposure. The exposure is related to changes in cash flows from funding credit card receivables, which include a high percentage of accounts with floating rate obligations that do not incur monthly finance charges. The swap converts the interest rate on the investor bonds from a floating rate basis with a spread over a benchmark note to a fixed rate of 3.699%. Since the Trust is not consolidated, the fair value of the swap is not reflected on the financial statements. The Company entered into a swap with similar terms with the counter-party whereby the notional amount is zero unless the notional amount of the Trust’s swap falls below $300 million. The Company has not elected to designate this derivative as a hedge and, therefore, the derivative is marked to market through the statement of income. As of October 2, 2004 and January 3, 2004, the fair value of the interest rate swap was $0. WFB pays Cabela’s a fee for the credit enhancement provided by this swap, which was $154 and $153, and $457 and $398, for the three months and nine months ended October 2, 2004 and September 27, 2003, respectively.

7.	EARNINGS PER SHARE

Basic earnings per share (“EPS”) is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is computed by dividing income available to common shareholders by the sum of the weighted average number of shares outstanding plus all additional common shares that would have been outstanding if potentially dilutive common share equivalents had been issued. Options exercised prior to vesting have not been considered in the basic EPS calculation, but are considered in the computation of diluted EPS. There were no options outstanding that were considered anti-dilutive for the three months and nine months ended October 2, 2004. The following table reconciles the number of shares utilized in the earnings per share calculations:

	Three Months Ended		Nine Months Ended
	October 2, 2004	September 27, 2003	October 2, 2004	September 27, 2003
Weighted average number of shares:
Common shares - basic	64,252,912	52,035,101	60,241,891	50,611,169
Effect of dilutive securities:
Stock options	2,157,003	3,316,695	1,948,266	3,598,377

Common shares - diluted	66,409,915	55,351,796	62,190,157	54,209,546

8.	STOCKHOLDERS’ EQUITY

In March 2004, the Company adopted the Cabela’s Incorporated 2004 Stock Plan. The 2004 Stock Plan provides for the grant of non-qualified stock options, incentive stock options, stock appreciation rights, restricted stock, restricted stock units and other stock-based awards to employees, directors and consultants. Subject to adjustment in the event of a stock split, consolidation or stock dividend, a maximum of 2,752,500 shares of common stock may be subject to awards under the 2004 Stock Plan. During any three-year period, no one person will be able to receive more than 734,000 options and/or stock appreciation rights. For awards subject to performance requirements no one person will be able to receive more than 734,000 shares during any performance period of 36 months, with proportionate adjustment for shorter or longer periods not to exceed five years. The options will have a term of no greater than ten years from the grant date and will become exercisable in accordance with the vesting schedule determined at the time the awards are granted. If incentive stock options are granted to a ten percent holder, then the options will have a term of no greater than five years from the grant date. A ten percent holder is defined as a person who owns stock possessing more than 10% of the total combined voting power of all classes of capital stock of the Company. As of October 2, 2004, there were 1,339,881 options granted and outstanding under this plan.

In March 2004, the Company adopted a Stock Purchase Plan under which shares of common stock are available to be purchased by the Company’s employees. Subject to adjustment in the event of a stock split, consolidation or stock dividend, the maximum number of shares of common stock available for issuance under the plan is 1,835,000. Employees who own more than 5% of the combined voting power of all classes of the Company’s stock or stock of a subsidiary cannot participate in the plan. The right to purchase stock under this plan became effective upon the completion of the Company’s initial public offering on June 25, 2004. There were 2,658 shares issued under this plan as of October 2, 2004.

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

Upon completion of the initial public offering and the filing of the Company’s Amended and Restated Articles of Incorporation in connection therewith, the authorized capital stock of the company consists of 245,000,000 shares of Class A voting common stock, par value $0.01 per share; 245,000,000 shares of Class B non-voting common stock, par value $0.01 per share; and 10,000,000 shares of preferred stock, par value $0.01 per share. The previously authorized Class C shares were eliminated. As of October 2, 2004, there were 51,058,547 shares of Class A voting common stock outstanding, including 502,786 shares of unvested early exercised options, and 13,700,489 shares of Class B non-voting common stock outstanding.

9.	COMPREHENSIVE INCOME

	Three Months Ended		Nine Months Ended
	October 2, 2004	September 27, 2003	October 2, 2004	September 27, 2003
Net income	$16,503	$10,237	$26,536	$16,404
Change in net unrealized holding gain (loss) on marketable securities, net of tax of $303 and $6 for the three month period and $1,274 and $13 for the nine month periods ended October 2, 2004 and September 27, 2003, respectively.	551	10	2,316	23
Less: adjustment for net realized gain or (loss) on marketable securities, net of tax of $53, and $(6) for the three month period and $91 and $(13) for the nine month periods ended October 2, 2004 and September 27, 2003, respectively.	97	(10)	165	(23)
Change in net unrealized holding gain (loss) on derivatives, net of tax of $(12) and $(21) for the three month period and $(80) and $207 for the nine month periods ended October 2, 2004 and September 27, 2003, respectively.	(22)	(37)	(144)	391
Less: adjustment for reclassification of derivative included in net income, net of tax of $(1) and $(68) for the three month period and $(98) and $(144) for the nine month periods ended October 2, 2004 and September 27, 2003, respectively.	(3)	(122)	(180)	(265)

Comprehensive income	$17,126	$10,078	$28,693	$16,530

10.	RELATED PARTY TRANSACTIONS

The Company has engaged McCarthy & Co., an affiliated party of one of the Company’s directors, to provide financial and business consulting services on a fee-for-services basis. There were no fees paid to McCarthy & Co. for the three months ended October 2, 2004 and September 27, 2003, respectively. The fees paid for the nine months ended October 2, 2004 and September 27, 2003 totaled $5 and $58, respectively.

A prior member of the Company’s board of directors is an attorney with a firm that the Company utilizes in the course of its legal needs throughout the year. All activity is at arms-length rates and reviewed and approved by a Vice President before payment. Fees paid to this board member’s firm totaled $224 for the three months ended September 27, 2003. This director resigned from the board effective March 2, 2004. The fees paid during the period January 4, 2004 to March 2, 2004 and for the nine months ended September 27, 2003 totaled $126 and $514, respectively.

A member of the Company’s board of directors is an attorney with a firm that the Company utilizes in the course of its legal needs throughout the year. All activity is at arms-length rates and reviewed and approved by a Vice President before payment. There were no fees paid to this board member’s firm in the three months ended

October 2, 2004 and September 27, 2003, respectively. The fees paid for the nine months ended October 2, 2004 and September 27, 2003 totaled $40 and $48, respectively.

A prior member of the Company’s board of directors is the Chairman of an insurance company that administers the Company’s health insurance (self-funded) plan, as well as handles the Company’s stop-loss policy. Total fees paid for these services were $264 for the three months ended September 27, 2003 and $1,022 for the nine months ended September 27, 2003. This director resigned from the board on October 20, 2003.

The Company entered into an employee and office space lease agreement with the Company’s Board Chairman, dated January 1, 2004, pursuant to which he leases the services of certain Company employees and associated office space. These are recorded as a contra cost to selling, general and administrative expenses. In addition to office space and employees, certain other expense charges are reimbursed to the Company. In the three months and nine months ended October 2, 2004, total reimbursements for these expenses and the lease were $54 and $165, respectively.

11.	CONTINGENCIES

Litigation – The Company is engaged in various legal actions arising in the ordinary course of business. After taking into consideration legal counsel’s evaluation of such actions, management is of the opinion that the ultimate outcome will not have a material adverse effect on the Company’s financial position, results of operations or liquidity.

12.	SEGMENT REPORTING

The Company has three reportable segments, Direct, Retail and Financial Services. The Direct segment sells products through direct-mail catalogs and the Cabelas.com e-commerce website; the Retail segment consists of ten destination retail stores as of October 2, 2004, in various sizes and formats; Financial Services issues co-branded credit cards. The reconciling amount is primarily made up of corporate overhead and shared services. The Company’s executive management, being its chief operating decision makers, assesses the performance of each operating segment based on an operating income measure, which is net revenue less merchandise acquisition costs and certain directly identifiable and allocable operating costs as described below. For the Direct segment, these operating costs primarily consist of catalog development, production, and circulation costs, e-commerce advertising costs and order processing costs. For the Retail segment, these operating costs primarily consist of selling and occupancy costs. For the Financial Services segment, operating costs primarily consist of advertising and promotion, contract labor, salaries and wages and other general and administrative costs. Corporate and other expenses consist of unallocated shared-service costs, general and administrative expenses, operating costs of various small companies such as travel and lodging which are not aggregated with the other segments and eliminations. Unallocated shared-service costs include receiving, distribution and storage costs, merchandising and quality assurance costs, as well as corporate occupancy costs. General and administrative expenses include costs associated with general corporate management and shared departmental services (e.g., finance, accounting, data processing and human resources).

Segment assets are those directly used in or clearly allocable to an operating segment’s operations. For the Direct segment, these assets primarily include prepaid and deferred catalog costs, fixed assets and goodwill. Goodwill makes up $970 of assets in the Direct Segment. For the Retail segment, these assets primarily include inventory, land, buildings, fixtures and leasehold improvements. For the Financial Services segment, these assets primarily include cash, credit card loans receivable, buildings and fixtures. Corporate and other assets include corporate headquarters, merchandise distribution inventory, and shared technology infrastructure as well as corporate cash and cash equivalents, prepaid expenses and $4,012 in unconsolidated subsidiaries. Segment depreciation and amortization and capital expenditures are correspondingly allocated to each segment. Corporate and other depreciation and amortization and capital expenditures are related to corporate headquarters, merchandise distribution and technology infrastructure. Unallocated assets include corporate cash and equivalents, inventory that could be shipped for sales to the Retail or Direct segment entities, the net book value of corporate facilities and related information systems, and other corporate long-lived assets.

The accounting policies of the segments, where applicable, are the same as those described in the summary of significant accounting policies in our annual financial statements.

Three Months Ended October 2, 2004

	Direct	Retail	Financial Services	Corporate Overhead and Other	Total
Revenue from external	$220,600	$140,054	$22,430	$726	$383,810
Revenue from internal	375	410	(154)	(631)	—

Total revenue	220,975	140,464	22,276	95	383,810
Operating income (loss)	32,609	22,256	10,787	(40,157)	25,495
As a % of revenue	14.8%	15.8%	48.4%	N/A	6.6%
Depreciation and amortization	1,379	2,495	335	3,329	7,538
Assets	248,802	275,253	190,128	393,195	1,107,378

Three Months Ended September 27, 2003

	Direct	Retail	Financial Services	Corporate Overhead and Other	Total
Revenue from external	$212,518	$102,240	$16,075	$376	$331,209
Revenue from internal	393	463	(153)	(703)	—

Total revenue	212,911	102,703	15,922	(327)	331,209
Operating income (loss)	35,430	9,392	5,522	(32,785)	17,559
As a % of revenue	16.6%	9.1%	34.7%	N/A	5.3%
Depreciation and amortization	1,311	2,195	327	2,970	6,803
Assets	184,648	248,095	156,533	303,402	892,678

Nine Months Ended October 2, 2004

	Direct	Financial Retail	Overhead Services	Corporate and Other	Total
Revenue from external	$591,650	$326,286	$54,166	$4,764	$976,866
Revenue from internal	1,018	1,170	(457)	(1,731)	—

Total revenue	592,668	327,456	53,709	3,033	976,866
Operating income (loss)	81,146	41,174	21,386	(102,276)	41,430
As a % of revenue	13.7%	12.6%	39.8%	N/A	4.2%
Depreciation and amortization	4,024	7,570	1,027	9,376	21,997
Assets	248,802	275,253	190,128	393,195	1,107,378

Nine Months Ended September 27, 2003

	Direct	Retail	Financial Services	Corporate Overhead and Other	Total
Revenue from external	$564,561	$234,338	$41,427	$4,032	$844,358
Revenue from internal	656	1,368	(398)	(1,626)	—

Total revenue	565,217	235,706	41,029	2,406	844,358
Operating income (loss)	84,567	17,805	14,248	(87,404)	29,216
As a % of revenue	15.0%	7.6%	34.7%	N/A	3.5%
Depreciation and amortization	3,857	6,306	985	8,579	19,727
Assets	184,648	248,095	156,533	303,402	892,678

The components and amounts of net revenues for our Financial Services segment for the three and nine month periods ended October 2, 2004 and September 27, 2003 were as follows:

	Three Months Ended		Nine Months Ended
	October 2, 2004	September 27, 2003	October 2, 2004	September 27, 2003
Interest and fee income	$3,778	$2,206	$8,789	$5,593
Interest expense	(735)	(731)	(2,261)	(2,481)

Net interest income	3,043	1,475	6,528	3,112

Noninterest income:
Securitization income	25,277	19,174	65,648	51,565
Other non-interest income	6,484	5,114	17,752	14,009

Total non-interest income	31,761	24,288	83,400	65,574

Less: Customer reward costs	(12,528)	(9,841)	(36,219)	(27,657)

Financial services revenue	$22,276	$15,922	$53,709	$41,029

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

At the March 17-18, 2004 EITF meeting the Task Force reached a consensus on Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. Issue 03-1 provides guidance for determining when an investment is other-than-temporarily impaired that is incremental to the consideration in this Issue- specifically, whether an investor has the ability and intent to hold an investment until recovery. In addition, Issue 03-1 contains disclosure requirements that provide useful information about impairments that have not been recognized as other than temporary for investments within the scope of this Issue. The guidance for evaluating whether an investment is other-than-temporarily impaired should be applied in other-than-temporary impairment evaluations made in reporting periods beginning after June 15, 2004. The disclosures are effective in annual financial statements for fiscal years ending after December 15, 2003, for investments accounted for under SFAS No. 115 Accounting for Certain Investments in Debt and Equity Securities and SFAS No. 124 Accounting for Certain Investments Held by Not-for-Profit Organizations. For all other investments within the scope of this Issue, the disclosures are effective in annual financial statements for fiscal years ending after June 15, 2004. The additional disclosure for cost method investments are effective for fiscal years ending after June 15, 2004. Comparative information for periods prior to initial application is not required. The adoption of this Issue did not have a material impact on the Company’s financial position, results of operations or cash flows. In September 2004, the FASB issued Staff Position 03-1-1 which deferred the effective date for the measurement and recognition guidance contained in paragraphs 10-20 of Issue 03-1. This delay does not suspend the requirement to recognize other-than-temporary impairments as required by existing authoritative literature. The delay of the effective date for paragraphs 10-20 of Issue 03-1 will be superseded concurrent with the final issuance of FSB EITF Issue 03-1a.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This report on Form 10-Q contains “forward-looking statements” that are based on our beliefs, assumptions and expectations of future events, taking into account the information currently available to us. All statements other than statements of current or historical fact contained in this report are forward-looking statements. Forward-looking statements involve risks and uncertainties that may cause our actual results, performance or financial condition to differ materially from the expectations of future results, performance or financial condition we express or imply in any forward-looking statements. These risks and uncertainties include, but are not limited to: the ability to negotiate favorable lease and economic development arrangements, expansion into new markets; market saturation due to new destination retail store openings; the rate of growth of general and administrative expenses associated with building a strengthened corporate infrastructure to support our growth initiatives; increasing competition in the outdoor segment of the sporting goods industry; the cost of our products; supply and delivery shortages or interruptions; adverse weather conditions which impact the demand for our products; fluctuations in operating results; adverse economic conditions; increased fuel prices; labor shortages or increased labor costs; changes in consumer preferences and demographic trends; increased government regulation; inadequate protection of our intellectual property; other factors that we may not have currently identified or quantified; and other risks, relevant factors and uncertainties identified in the “Risk Factors” section of our most recently filed S-1, which is available at the SEC’s website at www.sec.gov. The words “believe,” “may,” “should,” “anticipate,” “estimate,” “expect,” “intend,” “objective,” “seek,” “plan,” “will,” and similar statements are intended to identify forward-looking statements. Given the risks and uncertainties surrounding forward-looking statements, you should not place undue reliance on these statements. Our forward-looking statements speak only as of the date of this report. Other than as required by law, we undertake no obligation to update or revise forward-looking statements, whether as a result of new information, future events or otherwise.

The following discussion and analysis of financial condition, results of operations, liquidity and capital resources should be read in conjunction with our audited consolidated financial statements and notes thereto included in our most recent S-1, as filed with the Securities and Exchange Commission, and our unaudited interim consolidated financial statements and the notes thereto appearing elsewhere in this Form 10-Q.

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

Revenue

Revenue consists of sales of our products and services. Direct revenue includes sales from orders placed over the phone, by mail and through our website and includes customer shipping charges. Retail revenue includes all sales made at our destination retail stores and is driven by sales at new stores and changes in comparable store sales. A store is included in our comparable store sales base on the first day of the month following the fifteenth month anniversary of its opening or expansion by greater than 25% of total square footage. Financial Services revenue includes securitization income, interest income and interchange and other fees net of reward program costs, interest expense and credit losses from our credit card operations.

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

Operating Income

Operating income is defined as revenue less cost of revenue and selling, general and administrative expenses. Given the variety of segments we report and the different cost classifications inherent in each of their respective businesses, it is difficult to compare our consolidated results on the basis of gross profit. Consequently, we believe that operating income is the best metric to compare the performance and profitability of our segments to each other and to judge our consolidated performance because it includes all applicable revenue and cost items.

Retail Expansion Opportunities

Our new destination retail store expansion plans will require significant capital expenditures and effort. We have developed and refined our retail store model and anticipate that based upon historical data and construction analysis for anticipated new destination retail stores the average initial investment to construct a large-format destination retail store will range from approximately $40 million to $80 million depending on the size of the store and the amount of public improvements necessary. This investment includes the cost of real estate, site work, public improvements such as utilities and roads, buildings, equipment, fixtures (including taxidermy) and inventory. Where appropriate, we intend to continue to utilize economic development arrangements with state and local governments to offset some of these costs and improve the return on investment on new stores. We also will seek to improve our Retail segment’s operating performance through investments in new systems, including product analysis software, which we believe will help us analyze and expand our product margins, and store associate scheduling analysis tools, which we believe will help increase our labor efficiencies as we expand into new markets.

We currently operate ten destination retail stores including our new 176,000 square foot destination retail store in Wheeling, West Virginia, which we opened in August 2004. In addition, we currently intend to open large-format destination retail stores in Ft. Worth and Buda, Texas and Lehi, Utah in 2005. Cabela’s Retail, TX, L.P., one of our indirect wholly-owned subsidiaries, has been named as a defendant in a lawsuit challenging the validity of the $30.8 million in real property tax increment financing and related real property tax abatement for our Ft. Worth, Texas destination retail store. We currently do not believe that this lawsuit will cause us to delay or abandon the construction or the opening of the Ft. Worth, Texas destination retail store. However, if we cannot obtain this financing, we may abandon the development of our Ft. Worth, Texas store at its current location and seek other locations for this store or seek an alternative source of financing for this location. Our Wheeling, West Virginia store added 176,000 square feet, or 15%, to our retail square footage in 2004. We anticipate that the three large-format destination retail stores we currently plan to open in 2005 will add approximately 565,000 square feet, or 43%, to our retail square footage in 2005.

Initial Public Offering

On June 30, 2004, we sold 6,250,000 shares of common stock at a price of $20.00 per share in our initial public offering which consisted of a total of 8,984,375 shares of common stock. We received net proceeds of $114.3 million after payment of underwriting discounts and other expenses. We used $38.1 million of the net proceeds to repay the then outstanding balance on our line of credit. We currently intend to use the remaining net proceeds for the capital expenditures and the purchase of marketable securities relating to the construction and opening of new destination retail stores.

Critical Accounting Policies

Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosures of contingent assets and liabilities. The estimates and assumptions are evaluated on a periodic basis and are based on historical experience and various other factors that are believed to be reasonable under the circumstances. Actual results may differ significantly from these estimates.

Our critical accounting policies and use of estimates are discussed in our most recent S-1, as filed with the Securities and Exchange Commission, and should be read in conjunction with the annual financial statements and notes included in the S-1, which includes audited financial statements for our three fiscal years 2001, 2002, and 2003.

Results of Operations

Our third fiscal quarter ends on the Saturday closest to September 30. The three months ended October 2, 2004 and September 27, 2003 each consisted of 13 weeks, and the nine months then ended each consisted of 39 weeks. Our operating results for the three months and nine months ended October 2, 2004 and September 27, 2003, expressed as a percentage of revenue, were as follows:

	Three Months Ended		Nine Months Ended
	October 2, 2004	September 27, 2003	October 2, 2004	September 27, 2003
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	59.2%	60.1%	60.2%	60.5%

Gross profit	40.8%	39.9%	39.8%	39.5%
Selling, general and administrative expenses	34.2%	34.6%	35.6%	36.0%
Operating income	6.6%	5.3%	4.2%	3.5%

Interest income	0.0%	0.0%	0.0%	0.0%
Interest expense	(0.5)%	(0.9)%	(0.6)%	(1.0)%
Other income (net)	0.5%	0.4%	0.6%	0.5%

Total other expense	0.0%	(0.5)%	0.0%	(0.5)%
Income before provision for income taxes	6.6%	4.8%	4.2%	3.0%
Income tax expense	2.3%	1.7%	1.5%	1.1%

Net income	4.3%	3.1%	2.7%	1.9%

Segment Information

The following table sets forth the revenue and operating income of each of our segments for the three months and nine months ended October 2, 2004, and September 27, 2003.

	Three Months Ended		Nine Months Ended
	October 2, 2004	September 27, 2003	October 2, 2004	September 27, 2003
	(dollars in thousands)
Direct revenue	$220,975	$212,911	$592,668	$565,217
Retail revenue	140,464	102,703	327,456	235,706
Financial services revenue	22,276	15,922	53,709	41,029
Other revenue	95	(327)	3,033	2,406

Total revenue	$383,810	$331,209	$976,866	$844,358

Direct operating income	$32,609	$35,430	$81,146	$84,567
Retail operating income	22,256	9,392	41,174	17,805
Financial services operating income	10,787	5,522	21,386	14,248
Other operating income (loss)	(40,157)	(32,785)	(102,276)	(87,404)

Total operating income	$25,495	$17,559	$41,430	$29,216

As a Percentage of Total Revenue:
Direct revenue	57.6%	64.3%	60.7%	66.9%
Retail revenue	36.6	31.0	33.5	27.9
Financial services revenue	5.8	4.8	5.5	4.9
Other revenue	0.0	(0.1)	0.3	0.3

Total revenue	100.0%	100.0%	100.0%	100.0%

As a Percentage of Segment Revenue:
Direct operating income	14.8%	16.6%	13.7%	15.0%
Retail operating income	15.8%	9.1%	12.6%	7.6%
Financial services operating income	48.4%	34.7%	39.8%	34.7%
Total operating income (1)	6.6%	5.3%	4.2%	3.5%

(1)	The percentage set forth is a percentage of consolidated revenue rather than revenue by segment as it is based upon our consolidated operating income. A separate line item is not included for Other operating income as this amount is reflected in the total operating income amount, which reflects our consolidated operating results.

For credit card receivables securitized and sold, the loans are removed from our balance sheet and the net earnings on these securitized assets after paying outside investors are reflected as a component of our securitization income on a GAAP basis. The following table summarizes the results of our Financial Services segment for the three months and nine months ended October 2, 2004 and September 27, 2003 on a GAAP basis with interest and fee income, interest expense and provision for loan losses for the credit card receivables we own reported in net interest income. Non-interest income on a GAAP basis includes servicing income, gains on sales of loans and income recognized on retained interests for the entire securitized portfolio, as well as, interchange income on the entire managed portfolio.

	Three Months Ended		Nine Months Ended
	October 2, 2004	September 27, 2003	October 2, 2004	September 27, 2003
	(dollars in thousands)
Financial Services Revenue as reported in the Financial Statements:
Interest and fee income	$3,778	$2,206	$8,789	$5,593
Interest expense	(735)	(731)	(2,261)	(2,481)

Net interest income	3,043	1,475	6,528	3,112

Noninterest income:
Securitization income (1)	25,277	19,174	65,648	51,565
Other non-interest income	6,484	5,114	17,752	14,009

Total noninterest income	31,761	24,288	83,400	65,574

Less: Customer rewards costs	(12,528)	(9,841)	(36,219)	(27,657)

Financial Services revenue	$22,276	$15,922	$53,709	$41,029

(1)	For the three months and nine months ended October 2, 2004 and September 27, 2003, we recognized gains on sale of credit card receivables of $2.7 million, $1.5 million, $5.6 million, and $4.7 million respectively, which are reflected as a component of securitization income.

Our “managed” credit card receivables represent credit card receivables we own plus securitized credit card receivables. Since the financial performance of the managed portfolio has a significant impact on the earnings we will receive from servicing the portfolio, we believe the following table on a “managed” basis is important information to analyze our revenue in the Financial Services segment. This non-GAAP presentation reflects the financial performance of the credit card receivables we own plus those that have been sold for the three months and nine months ended October 2, 2004 and September 27, 2003 and includes the effect of recording the retained interests at fair value. Interest, interchange (net of customer rewards) and fee income on both the owned and securitized portfolio is recorded in their respective line items. Interest paid to outside investors on the securitized receivables is included with other interest costs and included in interest expense. Credit losses on the entire managed portfolio are included in provision for loan losses. Although our financial statements are not presented in this manner, management reviews the performance of its managed portfolio in order to evaluate the effectiveness of its origination and collection activities, which ultimately affects the income we will receive for servicing the portfolio. The securitization of credit card loans primarily converts interest income, interchange income, credit card fees, credit losses and other income and expense related to the securitized loans into securitization income.

	Three Months Ended		Nine Months Ended
	October 2, 2004	September 27, 2003	October 2, 2004	September 27, 2003
	(dollars in thousands except other data)
Managed Financial Services Revenue:
Interest income	$18,536	$13,823	$50,807	$39,741
Interchange income, net of customer reward costs	10,562	8,218	27,540	20,515
Other fee income	4,535	3,604	11,737	9,960
Interest expense	(6,883)	(5,435)	(18,950)	(15,768)
Provision for loan losses	(5,344)	(4,337)	(15,279)	(12,754)
Other	870	49	(2,146)	(665)

Managed Financial Services revenue	$22,276	$15,922	$53,709	$41,029

As a Percentage of Managed Credit Card Loans
Managed Financial Services Revenue:
Interest income	8.2%	7.6%	7.8%	7.8%
Interchange income, net of customer reward costs	4.6	4.6	4.3	4.0
Other fee income	2.0	2.0	1.8	1.9
Interest expense	(3.0)	(3.0)	(2.9)	(3.1)
Provision for loan losses	(2.4)	(2.4)	(2.4)	(2.5)
Other	0.4	0.0	(0.3)	(0.1)

Managed Financial Services revenue	9.8%	8.8%	8.3%	8.0%

Average reported credit card loans	$80,933	$60,642	$76,766	$60,830
Average managed credit card loans	$908,623	$724,444	$863,354	$680,506
Other Data:
Average active accounts	619,250	523,549	602,187	507,295
Average account balance	$1,467	$1,384	$1,434	$1,341

Three Months Ended October 2, 2004 Compared to Three Months Ended September 27, 2003

Revenue

Revenue increased by $52.6 million, or 15.9%, to $383.8 million in the three months ended October 2, 2004 from $331.2 million in the three months ended September 27, 2003 as we experienced revenue growth in each of our segments.

Direct Revenue. Direct revenue increased by $8.1 million, or 3.8%, to $221.0 million in the three months ended October 2, 2004 from $212.9 million in the three months ended September 27, 2003 primarily due to growth in sales through our website. The number of customer orders shipped increased by 7.4% to 1.7 million in the three months ended October 2, 2004. The average order amount decreased slightly in this period. The product categories that contributed the largest dollar volume increase to our Direct revenue growth included work wear, archery and hunting and hiking socks with recreational vehicle accessories and hunting cabin kits being our fastest growing category in the Direct segment in the three months ended October 2, 2004.

Retail Revenue. Retail revenue increased by $37.8 million, or 36.8%, to $140.5 million in the three months ended October 2, 2004 from $102.7 million in the three months ended September 27, 2003 due to increased new store sales of $40.7 million. Our comparable store sales decreased by $2.9 million, or 3.0%, compared to the three months ended September 27, 2003. We believe the decrease in our comparable store sales was primarily due to a delay in the printing and shipping of a promotional gift card. The product categories that contributed the largest dollar volume increase to our Retail revenue growth included archery, firearms and optics with outerwear being our fastest growing category in the Retail segment in the three months ended October 2, 2004.

Financial Services Revenue. Financial Services revenue increased by $6.4 million, or 39.9%, to $22.3 million in the three months ended October 2, 2004 from $15.9 million in the three months ended September 27, 2003 primarily due to an increase in securitization income of $6.1 million and an increase in interest and fee income of $1.6 million. The 31.8% increase in securitization income was primarily a result of interchange income increasing by $5.0 million as our customers’ VISA net purchases increased by 24.5%. In addition, an increase in VISA rates improved interchange income by $0.6 million. The increase in securitization income was partially offset by an increase in customer reward costs of $2.7 million, or 27.3%. These costs increase proportionately with the amount of customer VISA purchases. Compared to the three months ended September 27, 2003, the number of average active accounts grew by 18.3% to 619,250 and the average balance per active account grew by 6.0% to approximately $1,467.

Gross Profit

Gross profit increased by $24.2 million, or 18.3%, to $156.4 million in the three months ended October 2, 2004 from $132.3 million in the three months ended September 27, 2003. As a percentage of revenue, gross profit increased by 0.9% to 40.8% in the three months ended October 2, 2004 from 39.9% in the three months ended September 27, 2003. Gross profit margins increased primarily as a result of a $6.4 million increase in Financial Services revenue, which did not have any corresponding increase in cost of revenue.

Merchandising Business. The gross profit of our merchandising business increased by $18.9 million, or 16.4%, to $134.1 million in the three months ended October 2, 2004 from $115.2 million in the three months ended September 27, 2003. As a percentage of revenue, gross profit increased by 0.6% to 37.1% in the three months ended October 2, 2004, from 36.5% in the three months ended September 27, 2003. The increase was primarily attributable to improved merchandising practices, which was partially offset by increased freight costs due to increases in fuel prices. Increased freight costs caused a $2.0 million, or 0.6%, decrease in our gross profit margin.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased by $16.2 million, or 14.1%, to $130.9 million in the three months ended October 2, 2004 from $114.7 million in the three months ended September 27, 2003. Selling, general and administrative expenses were 34.1% of revenue in the three months ended October 2, 2004, compared to 34.6% in the three months ended September 27, 2003. The most significant factors contributing to the increase in selling, general and administrative expenses included:

•	Selling, general and administrative expenses attributed to shared services comprised $6.3 million of the total increase in selling, general and administrative expense and increased primarily as a result of the addition of new employees, which increased salary and wages, insurance and benefits, and 401(k) matching expense by $5.0 million. The additional new employees were hired primarily in the distribution department, relating to the new distribution center in Wheeling, West Virginia. In addition to new employees, there was a $0.6 million compensation charge related to options granted at less than fair market value under our 2004 stock plan. Bonus expense increased by $1.4 million over the prior period due to improved financial performance over the prior period.

•

Direct selling, general and administrative expenses comprised $5.7 million of the total increase in selling, general and administrative expense and increased primarily as a result of an increase in catalog production costs of $4.9 million, or 17.9%. Catalog costs increased to $32.2 million, or 14.6%, of Direct revenue in the three months ended October 2, 2004 from $27.3 million, or 12.8%, of Direct revenue in the three months ended September 27, 2003. This increase in catalog costs as a percent of our revenue was primarily due to the following factors: four catalogs whose sales were below our expectations, our continued use of our catalog as a marketing tool to increase brand awareness and to encourage customers to visit our destination retail stores and shorter lag time estimates impacting the amortization of our catalog costs. In addition, our salary and wages increased by $0.6 million as we increased the number of employees at some of our smaller subsidiaries.

•	Retail selling, general and administrative expenses comprised $3.1 million of the total increase in selling, general and administrative expense primarily due to new store operating costs of $5.8 million, which were offset by a decrease in Retail expansion costs of $2.2 million over the three months ended September 27, 2003. The expansion costs were affected by the timing of the grand opening events at our new destination retail stores. The expansion costs include vendor cooperative payments, and because many of these vendor cooperative payments were collected in the fourth fiscal quarter of 2003 relating to the Hamburg, Pennsylvania grand opening, we expect our fourth fiscal quarter of 2004 expansion costs to increase over our fourth fiscal quarter of 2003 expansion costs. Salary and wages in our Retail segment decreased as a percentage of sales by 1.9%, due to better payroll management and scheduling practices. Advertising decreased as a percent of sales by 0.5%.

•	Financial Services selling, general and administrative expenses comprised $1.1 million of the total increase in selling, general and administrative expense. This was primarily due to increased costs of advertising and promotion related to new account acquisitions of $0.5 million. Third-party data processing services increased by $0.3 million, as the number of credit card transactions increased, and bad debt expense increased by $0.3 million, as the amount of managed receivables outstanding increased. As a percentage of managed receivables our bad debt expense decreased and continued to be well below industry standards.

Operating Income

Operating income increased by $7.9 million, or 45.2%, to $25.5 million in the three months ended October 2, 2004 from $17.6 million in the three months ended September 27, 2003 primarily due to the factors discussed above.

Interest Expense

Interest expense decreased by $0.8 million in the three months ended October 2, 2004 to $2.1 million as compared with $2.9 million in the three months ended September 27, 2003. The interest expense decrease is primarily due to a reduction in long-term and short-term borrowings, the discontinuance of our employee savings plan in December of 2003 and the changes made to our deferred compensation plan in 2003.

Income Taxes

Our effective tax rate was 35.2% in the three months ended October 2, 2004 as compared to 35.8% in the three months ended September 27, 2003.

Nine Months Ended October 2, 2004 Compared to Nine Months Ended September 27, 2003

Revenue

Revenue increased by $132.5 million, or 15.7%, to $976.9 million in the nine months ended October 2, 2004 from $844.4 million in the nine months ended September 27, 2003 as we experienced revenue growth in each of our segments.

Direct Revenue. Direct revenue increased by $27.5 million, or 4.9%, to $592.7 million in the nine months ended October 2, 2004 from $565.2 million in the nine months ended September 27, 2003 primarily due to increased sales through our website. The number of customer orders shipped increased by 0.3 million, or 6.4%, to 4.6 million in the nine months ended October 2, 2004. The product categories that contributed the largest dollar volume increase to our Direct revenue growth included home furnishings, work wear and casual athletics and slippers with paint ball being our fastest growing category in the Direct segment in the nine months ended October 2, 2004.

Retail Revenue. Retail revenue increased by $91.8 million, or 38.9%, to $327.5 million in the nine months ended October 2, 2004 from $235.7 million in the nine months ended September 27, 2003 primarily as a result of increased new store sales of $89.0 million. We also achieved an increase in comparable store sales of $2.8 million, or 1.3%, over the nine months ended September 27, 2003. The product categories that contributed the largest dollar volume increase to our Retail revenue growth included archery, optics and camping equipment with paint ball being our fastest growing category in the Retail segment in the nine months ended October 2, 2004.

Financial Services Revenue. Financial Services revenue increased by $12.7 million, or 30.9%, to $53.7 million in the nine months ended October 2, 2004 from $41.0 million in the nine months ended September 27, 2003 due to an increase in securitization income of $14.1 million, an increase in other non-interest income of $3.7 million, and an increase in net interest income of $3.4 million. The increase in securitization income was primarily a result of interchange income increasing by $15.6 million as our customers’ VISA net purchases increased by 28.1%. The increase in securitization income was partially offset by an increase in customer reward costs of $8.6 million, or 31.0%. These costs increase proportionately with the amount of customer purchases. Compared to the nine months ended September 27, 2003, the number of average active accounts grew by 18.7% to 602,187 and the average balance per active account grew by 6.9% to approximately $1,434.

Gross Profit

Gross profit increased by $55.1 million, or 16.5%, to $388.5 million in the nine months ended October 2, 2004 from $333.4 million in the nine months ended September 27, 2003. As a percentage of revenue, gross profit increased by 0.3% to 39.8% in the nine months ended October 2, 2004 from 39.5% in the nine months ended September 27, 2003. Gross profit margins increased primarily as a result of a $12.7 million increase in Financial Services revenue, which did not have any corresponding increase in cost of revenue.

Merchandising Business. The gross profit of our merchandising business increased by $43.7 million, or 15.0%, to $335.0 million in the nine months ended October 2, 2004 from $291.3 million in the nine months ended September 27, 2003. As a percentage of revenue, gross profit remained flat at 36.4% in the nine months ended October 2, 2004, compared to the nine months ended September 27, 2003. We believe better merchandising practices during the period improved our gross profit margins. This improvement, however, was offset by a shift in promotion strategy at our destination retail stores with our credit card club events. As part of this new strategy, we issued in-store sales discounts for use during the day the customer presents their club membership card at our destination retail store during the credit card club event rather than issuing customer reward points for use at our destination retail stores or in our Direct segment. The reward points issued in 2003 were recorded as advertising or selling general and administrative expense whereas the in-store sales discounts issued in 2004 were recorded as sales discounts, thereby negatively impacting gross margin in a period to period comparison. In addition, we incurred increased freight costs due to increases in fuel prices. Increased freight costs caused a $3.5 million, or 0.4%, decrease in our gross margin.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased by $42.9 million, or 14.1%, to $347.1 million in the nine months ended October 2, 2004 from $304.2 million in the nine months ended September 27, 2003. Selling, general and administrative expenses were 35.6% of revenue in the nine months ended October 2, 2004, compared to 36.0% in the nine months ended September 27, 2003. The most significant factors contributing to increases in selling, general and administrative expenses by segment included:

•

Selling, general and administrative expenses attributed to shared services comprised $13.7 million of the total increase in selling, general and administrative expense and increased primarily as a result of the addition of new employees. Salary and wages along with insurance and benefits increased by $9.1 million.

The additional new employees were hired primarily in the management information systems, distribution and merchandising departments. Our professional fees increased by $2.7 million as compared to the nine months ended September 27, 2003. This was primarily due to increased accruals related to settlements of employee related matters, increases in patent and trademark activity and increases in professional fees related to our business expansion. Bonus expense, which is accrued based on financial performance, increased by $1.1 million due to improved financial performance over the prior period. Depreciation and amortization expense increased by $0.8 million as our infrastructure costs increased over the prior period.

•	Direct selling, general and administrative expenses comprised $11.7 million of the total increase in selling, general and administrative expense and increased primarily as a result of an increase in catalog costs of $11.6 million, or 15.5%. Catalog costs increased to $86.4 million in the nine months ended October 2, 2004 from $74.8 million in the nine months ended September 27, 2003. We experienced lower than anticipated sales from four catalogs and we continue to utilize our catalog as a marketing tool to expand brand recognition and to encourage customers to visit our destination retail stores.

•	Retail selling, general and administrative expenses comprised $12.0 million of the total increase in selling, general and administrative expense primarily as a result of operating costs related to our new stores of $12.1 million. This was offset by a decrease in new store expansion expenses of $1.8 million. As discussed in the quarter comparison above, these costs were affected by the timing of grand openings at our new destination retail stores.

•	Financial Services selling, general and administrative expenses comprised $5.5 million of the total increase in selling, general and administrative expense. This was primarily due to increased advertising related to new account acquisitions of $2.0 million and increased costs of third-party data processing services of $1.6 million as the number of credit card transactions increased. In addition, we had increases in postage costs of $0.6 million, salary and wages of $0.5 million, bad debt expense of $0.4 million and $0.4 million in increased equipment and software expenses, all as a result of increased outstanding managed receivables.

Operating Income

Operating income increased by $12.2 million, or 41.8%, to $41.4 million in the nine months ended October 2, 2004 from $29.2 million in the nine months ended September 27, 2003 primarily due to the factors described above.

Interest Expense

Interest expense decreased by $2.4 million in the nine months ended October 2, 2004 to $6.1 million as compared with $8.5 million in the nine months ended September 27, 2003. The interest expense decrease is primarily due to a reduction in long-term and short-term borrowings, the discontinuance of our employee savings plan in December 2003 and the changes made to our deferred compensation plan in 2003.

Income Taxes

Our effective tax rate was 35.0% in the nine months ended October 2, 2004 compared to 35.4% in the nine months ended September 27, 2003.

Bank Asset Quality

We securitize a majority of our credit card receivables. On a quarterly basis, we transfer eligible receivables into a securitization trust. We are required to own at least a minimum twenty day average of 5% of the interests in the securitization trust. Therefore, these retained receivables have the same characteristics as those receivables sold to outside investors. Certain accounts are ineligible for securitization because they are delinquent at the time of addition, originated from sources other than Cabela’s Club® credit cards and various other requirements. The total amount of ineligible receivables we owned were $4.4 million and $1.5 million as of October 2, 2004 and January 3, 2004, respectively.

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

Delinquencies

We consider the entire balance of an account, including any accrued interest and fees, delinquent if the minimum payment is not received by the payment due date. Our aging methodology is based on the number of completed billing cycles during which a customer has failed to make a required payment. Delinquencies not only have the potential to reduce earnings by increasing the unrealized loss recognized to reduce the loans to market value and reducing securitization income, but they also result in additional operating costs dedicated to resolving the delinquencies. The following chart shows the percentage of our managed accounts that have been delinquent as of the ends of the periods presented.

	January 3, 2004	October 2, 2004	September 27, 2003
Number of days delinquent
Greater than 30 days	0.80%	0.79%	0.83%
Greater than 60 days	0.43%	0.43%	0.43%
Greater than 90 days	0.18%	0.18%	0.19%

Charge-offs

Gross charge-offs reflect the uncollectible principal, interest and fees on a customer’s account. Recoveries reflect the amounts collected on previously charged-off accounts. We believe that most bankcard issuers charge off accounts at 180 days. We generally charge off accounts the month after an account becomes 90 days contractually delinquent, except in the case of cardholder bankruptcies and cardholder deaths, which are charged off at the time of notification. As a result, our charge-off rates are not directly comparable to other participants in the bankcard industry. Our charge-off activity for the managed portfolio for the three months and nine months ended October 2, 2004 and September 27, 2003 is summarized below:

	Three Months Ended		Nine Months Ended
	October 2, 2004	September 27, 2003	October 2, 2004	September 27, 2003
	(dollars in thousands)
Gross charge-offs	$5,843	$4,966	$17,096	$14,401
Recoveries	849	629	2,517	1,847

Net charge-offs	4,994	4,337	14,579	12,554
Net charge-offs as a percentage of average managed loans	2.20%	2.39%	2.25%	2.46%

Liquidity and Capital Resources

Overview

Our merchandising business and our Financial Services segment have significantly different liquidity and capital needs. The primary cash requirements of our merchandising business relate to purchase of inventory, capital for new destination retail stores, purchases of economic development bonds related to the development of new destination retail stores, investments in our management information systems and other infrastructure, and other general working capital needs. We historically have met these requirements by generating cash from our merchandising business operations, borrowing under revolving credit facilities, issuing debt and equity securities, obtaining economic development grants from state and local governments in connection with developing our destination retail stores and collecting principal and interest payments on our economic development bonds. The cash flow we generate from our merchandising business is seasonal, with our peak cash requirements for inventory occurring between May and September. While we have consistently generated overall positive annual cash flow from our operating activities, other sources of liquidity are generally required by our merchandising business during these peak cash use periods. These sources historically have included short-term borrowings under our revolving credit facility and access to debt markets, such as the private placement of long-term debt securities we completed in September 2002, and our recent initial public offering. While we generally have been able to manage our cash needs during peak periods, if any disruption occurred to our funding sources, or if we underestimated our cash needs, we would be unable to purchase inventory and otherwise conduct our merchandising business to its maximum effectiveness which would result in reduced revenues and profits.

The primary cash requirements of our Financial Services segment relate to the generation of credit card receivables and the purchase of points used in the customer loyalty rewards program from our merchandising business. The bank obtains funds for these purposes through various financing activities, which include engaging in securitization transactions, borrowing under a dedicated bank credit facility, selling certificates of deposit and generating cash from operations. Due to the limited nature of its state charter, the bank is prohibited from making commercial or residential loans. Consequently, it cannot lend money to Cabela’s, Incorporated or our other affiliates. The bank is subject to capital requirements imposed by Nebraska banking law and the VISA membership rules, and its ability to pay dividends is limited by Nebraska and federal banking law.

We believe that we will have sufficient capital available from current cash on hand, operations and our revolving credit facility and other borrowing sources to fund our existing operations and growth plan for the next eighteen months.

Operating, Investing and Financing activities

Cash used by operating activities was $139.7 million in the nine months ended October 2, 2004 as compared with $93.1 million in the nine months ended September 27, 2003. The increase in cash used by operating activities was due to an increase in credit card loans held for sale of $48.7 million, an increase in inventory of $22.9 million, an increase in the pay down of accrued compensation of $10.5 million, an increase in land held for sale of $10.2 million and a change in deferred compensation of $9.2 million. The increase in credit card loans held for sale was a result of increased activity in our Financial Services segment’s credit card account acquisitions. The increase in inventory was due to a 15% increase in retail square footage associated with the opening of our new destination retail store in Wheeling, West Virginia, in 2004, the buildup of inventory in anticipation of fourth quarter sales and an initiative to improve fill rates in our destination retail stores. The difference in accrued compensation related to payment of prior year 401(k) match obligations and payment of fourth quarter payroll taxes in the first quarter of 2004. The increase in land held for sale was primarily related to purchases of land adjacent to our new destination retail stores in Texas. These increases in uses of cash were partially offset by an increase in accounts payable of $24.5 million due to the increase in inventory, a decrease in other current assets of $8.4 million, a decrease in accounts receivable of $7.0 million, and a decrease in the amount of income taxes payable of $5.2 million.

Cash used in investing activities was $79.9 million in the nine months ended October 2, 2004 as compared with $61.8 million in the nine months ended September 27, 2003. The increase in cash used in investing activities in the period was due to a $45.2 million increase in the purchase of marketable securities related to our investment in our new destination retail store in Wheeling, West Virginia. This was partially offset by a reduction in investing activities for capital expenditures of $25.5 million and a change in retained interests of $2.0 million.

Cash provided by financing activities was $106.0 million in the nine months ended October 2, 2004 as compared with $49.6 million in the nine months ended September 27, 2003. This was primarily due to our initial public offering that closed on June 30, 2004 and provided us net proceeds of $114.3 million. In addition, we collected $9.6 million of additional capital through employee option exercises. In September 2003, we completed a recapitalization transaction which netted $47.7 million in proceeds.

We believe our capital expenditures, including the purchase of economic development bonds, for fiscal 2005 will be approximately $230.0 million to $300.0 million, comprised primarily of expenses related to opening new destination retail stores and enhancements to our management information systems. As of October 2, 2004, we had entered into material commitments in the amount of $210.2 million for estimated capital expenditures and the purchase of future economic development bonds in connection with the construction and development of new destination retail stores.

Retail Store Expansion

Significant amounts of cash will be needed in order to open new destination retail stores and implement our retail growth strategy. Depending upon the location and a variety of other factors, including store size and the amount of public improvements necessary, and based upon our prior experience, opening a single large-format store may require expenditures of $40 million to $80 million. This includes the cost of real estate, site work, public improvements such as utilities and roads, buildings, equipment, fixtures (including taxidermy) and inventory.

Grants. Under various grant programs, state or local governments provide funding for certain costs associated with developing and opening a new destination retail store. We generally have received grant funding in exchange for commitments, such as assurance of agreed employment and wage levels at our destination retail stores or that the destination retail store will remain open, made by us to the state or local government providing the funding. The commitments typically phase out over approximately five to ten years, but if we fail to maintain the commitments during the applicable period, the funds we received may have to be repaid or other adverse consequences may arise. Our failure to comply with the terms of current economic development packages could result in our repayment of grant money or other adverse consequences that would affect our cash flows and profitability. As of October 2, 2004 and January 3, 2004, the total amount of grant funding subject to a specific contractual remedy was $15.9 million and $18.5 million respectively. Portions of three of our destination retail stores, such as wildlife displays and museums, are subject to forfeiture provisions. In addition, there are 37 acres of undeveloped property subject to forfeiture.

Economic Development Bonds. Through economic development bonds, the state or local government sells bonds to provide funding for land acquisition, readying the site, building infrastructure and related eligible expenses associated with the construction and equipping of our destination retail stores. We typically have been the sole purchaser of these bonds. The bond proceeds that are received by the governmental entity are then used to fund the construction and equipping of new destination retail stores and related infrastructure development. While purchasing these bonds involves an initial cash outlay by us in connection with a new store, some or all of these costs can be recaptured through the repayments of the bonds. The payments of principal and interest on the bonds are typically tied to sales, property or lodging taxes generated from the store and, in some cases, from businesses in the surrounding area, over periods which range between 20 and 30 years. In addition, some the bonds that we have purchased may be repurchased for par value by the governmental entity prior to the maturity date of the bonds. However, the governmental entity from which we purchase the bonds is not otherwise liable for repayment of principal and interest on the bonds to the extent that the associated taxes are insufficient to pay the bonds. In one location, the bonds will become subordinated to other bonds associated with the development if we fail to continue to operate the store over a prescribed period. After purchasing the bonds, we typically carry them on our balance sheet as “available for sale” marketable securities and value them based upon management’s projections of the amount of tax revenue that will be generated to support principal and interest payments on the bonds. We have limited experience in valuing these bonds and, because of the unique features of each project, there is no independent market data for valuation of these types of bonds. If sufficient tax revenue is not generated by the subject properties, we will not receive scheduled payments and will be unable to realize the full value of the bonds carried on our balance sheet. As of October 2, 2004 and January 3, 2004, we carried $126.1 million and $71.6 million, respectively, of economic development bond receivables on our balance sheet.

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

Credit Card Loan Receivable Securitizations

We have been, and will continue to be, particularly reliant on funding from securitization transactions for our Financial Services segment. A failure to renew existing facilities or to add additional capacity on favorable terms as it becomes necessary could increase our financing costs and potentially limit our ability to grow our Financial Services business. Unfavorable conditions in the asset-backed securities markets generally, including the unavailability of commercial bank liquidity support or credit enhancements, such as financial guaranty insurance, could have a similar effect.

Furthermore, poor performance of our securitized receivables, including increased delinquencies and credit losses, lower payment rates or a decrease in excess spreads below certain thresholds, could result in a downgrade or withdrawal of the ratings on the outstanding securities issued in our securitization transactions, could cause early amortization of these securities or result in higher required credit enhancement levels. This could jeopardize our ability to complete other securitization transactions on acceptable terms, decrease our liquidity and force us to rely on other potentially more expensive funding sources, to the extent available, which would decrease our profitability. The total amount and maturities for our term credit card securitizations as of October 2, 2004 are as follows:

Series	Type	Initial Amount		Certificate Rate	Expected Final
	(dollars in thousands)
Series 2001-2	Term	$250,000		Floating	November 2006
Series 2003-1	Term	$300,000		Fixed	January 2008
Series 2003-2	Variable Funding	$300,000	(1)	Floating	March 2005
Series 2004-I	Term	$75,000		Fixed	March 2009
Series 2004-II	Term	$175,000		Floating	March 2009

(1)	We are negotiating a $50.0 million increase in the amount of this facility for December 2004 and January and February 2005 to meet seasonal liquidity requirements.

Certificates of Deposit

We utilize certificates of deposit to partially finance the operating activities of our bank. Our bank issues certificates of deposit in a minimum amount of $100,000 in various maturities ranging from November 2004 to May 2014 and with weighted average effective annual fixed rates of 3.30%. As of October 2, 2004, we had $90.6 million of certificates of deposit outstanding. Certificate of deposit borrowings are subject to regulatory capital requirements.

Credit Facilities and other Indebtedness

We have a revolving credit facility with a group of banks that provides us with a $230 million unsecured line of credit, which is available for our operations. This revolving facility, which expires on June 30, 2007, provides for a LIBOR-based rate of interest plus a spread of between 0.80% and 1.425% based upon our achievement of certain cash flow leverage ratios. During the term of the facility, we are also required to pay a facility fee, which ranges from 0.125% to 0.25%. Our credit facility also permits the issuance of up to $100 million in letters of credit and standby letters of credit, the nominal amount of which are applied against the overall credit limit available under the revolver. We utilize these letters of credit to support purchases from our suppliers in the ordinary course of our business. The average outstanding amount of letters of credit during the third fiscal quarter was $52.3 million. There were no outstanding principle borrowings under the credit facility as of October 2, 2004. Our total remaining borrowing capacity under the credit facility, after subtracting outstanding letters of credit of $46.1 million, and standby letters of credit of $6.6 million, as of October 2, 2004 was $177.3 million.

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

In addition, our credit agreement includes a limitation that we may not pay dividends to our stockholders in excess of 50% of our prior year’s consolidated EBITDA and a provision that permits acceleration by the lenders in the event there is a “change in control.” Our credit agreement defines “EBITDA” to mean our net income before deductions for income taxes, interest expense, depreciation and amortization. Based upon this EBITDA calculation for fiscal 2003, dividends would not be permissible in fiscal 2004 in excess of $58.9 million. Our credit agreement defines a “change in control” to mean any circumstances under which we cease to own 100% of the voting stock in each of our subsidiaries that have or have had total assets in excess of $5.0 million, any event in which any person or group of persons (other than our stockholders as of May 6, 2004) and their affiliates) acting in concert acquires beneficial ownership of, or control over, 20% or more of the combined voting power of all of our securities entitled to vote in the election of directors and such voting percentage exceeds the percentage of our common stock owned by Mr. R. Cabela and Mr. J. Cabela as of the date of such acquisition, or any change in a majority of the members of our board of directors within any twelve month period for any reason (other than by reason of death, disability or scheduled retirement). As of November 8, 2004, Mr. R. Cabela and Mr. J. Cabela collectively own 12,641,227 shares (not including 8,663,964 shares beneficially owned by Mr. R. Cabela through Cabela’s Family, LLC) of common stock, which represents 19.5% of our total outstanding common stock and non-voting common stock. Our credit agreement provides that all loans or deposits from us or any of our subsidiaries to the bank do not exceed $20.0 million in the aggregate at any time when loans are outstanding under the revolving credit facility.

The bank previously had a separate unsecured revolving credit facility of $20 million. This revolving facility, which expired on October 9, 2004, provided for a rate of interest equal to the rate provided under our $230 million revolving credit facility. During the term of the facility, we were also required to pay a facility fee that ranged from 0.125% to 0.25% based upon our achievement of certain cash flow leverage ratios. We had fully and unconditionally guaranteed the bank’s borrowings under this facility. The facility was undrawn as of October 2, 2004 and was allowed to expire on October 9, 2004. After reviewing our uses and cash needs, we determined that our commercial paper conduit and cash generated from operations were sufficient to satisfy the bank’s liquidity needs at the current time.

In addition to our credit facility, we have from time to time accessed the private placement debt markets. We currently have two such note issuances outstanding. In September 2002, we issued $125.0 million in senior unsecured notes bearing interest at a fixed rate of 4.95%, repayable in five annual installments of $25.0 million beginning on September 5, 2005. The entire principal amount under these notes remains unpaid. In January 1995, we issued $20.0 million in senior unsecured notes bearing interest at fixed rates ranging between 8.79% and 9.19% per year. The notes amortize, with principal and interest payable in the amount of $0.3 million per month through January 1, 2007, thereafter decreasing to $0.1 million per month through January 1, 2010. The aggregate principal balance of these notes as of October 2, 2004 was $8.8 million. Both note issuances provide for prepayment penalties based on yield maintenance formulas.

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

As of October 2, 2004, we complied with all of the covenants under our credit agreements and unsecured notes. We may or may not engage in future long-term borrowing transactions to fund our operations or our growth plans. Whether or not we undertake such borrowings will depend on a variety of factors, including prevailing interest rates, our retail growth plans, our financial strength, alternative sources and costs of funding and our management’s assessment of potential returns on investment that may be realized from the proceeds of such borrowings.

Contractual Obligations

During the three months ended October 2, 2004, we entered into various construction contracts for the development of our new Retail store location in Fort Worth, Texas. We estimate our total contractual obligations for this location to be approximately $63.2 million, which may include the future purchase of economic development bonds. This store is scheduled to be completed in 2005.

During the three months ended October 2, 2004, we entered into a Master Economic Development Agreement with the city of Lehi, Utah and related municipalities for the development of our new Retail store location. We estimate our total contractual obligations for this location to be approximately $42.9 million, including the purchase of economic development bonds. This store is scheduled to be completed in 2005.

Off-Balance Sheet Arrangements

Operating leases - We lease various items of office equipment and buildings, all of which are recorded in our selling, general and administrative expenses.

Credit Card Limits - The bank bears off-balance sheet risk in the normal course of its business. One form of this risk is through the bank’s commitment to extend credit to cardholders up to the maximum amount of their credit limits. The aggregate of such potential funding requirements totaled $5.7 billion and $4.9 billion as of October 2, 2004 and January 3, 2004, respectively, which amounts were in addition to existing balances cardholders had at such dates. These funding obligations are not included on our consolidated balance sheet. While the bank has not experienced, and does not anticipate that it will experience, a significant draw down of unfunded credit lines by customers, a significant draw down would create a cash need at the bank which likely could not be met by our available cash and funding sources. The bank has the right to reduce or cancel these available lines of credit at any time.

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

	January 3, 2004	October 2, 2004	September 27, 2003
As a percentage of total balances outstanding
Balances carrying interest rate based upon the national prime-lending rate.	58.1%	59.8%	59.2%
Balances carrying an interest rate of 9.99%	3.8%	2.7%	3.3%
Balances not carrying interest because their previous month’s balance was paid in full.	38.1%	37.5%	37.5%

Charges on the credit cards issued by our Financial Services segment are priced at a margin over the defined national prime lending rate, subject to certain interest rate floors, except purchases of Cabela’s merchandise, certain other charges and balance transfer programs, which are financed at a fixed interest rate of 9.99%. No interest is charged if the account balance is paid in full within 20 days of the billing cycle.

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

Attached as exhibits to this Form 10-Q are certifications of the CEO and the CFO, which are required in accordance with Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). This “Controls and Procedures” section includes the information concerning the Evaluation referred to in the certifications, and it should be read in conjunction with the certifications for a more complete understanding of the topics presented.

Changes in Internal Controls

There has not been any change in our internal control over financial reporting that occurred during the quarter ended October 2, 2004 that has materially affected, or is reasonably likely to materially affect, those controls.

Limitations on the Effectiveness of Controls

Our management, including our CEO and CFO, does not expect that our Disclosure Controls and internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, a control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings.

We are party to certain lawsuits in the ordinary course of our business. The subject matter of these proceedings primarily includes commercial disputes, employment issues, product liability lawsuits and the lawsuit regarding the $30.8 million in real property tax increment financing and related real property tax abatement for our Ft. Worth, Texas destination retail store described on page 21. We do not believe that the ultimate dispositions of these proceedings, individually or in the aggregate, will have a material adverse effect on our consolidated financial position, results of operations or liquidity.

Item 2.	Unregistered Sales of Equity Securities, and Use of Proceeds

Unregistered Sales of Equity Securities

There were no sales of our equity securities by us during the three months ended October 2, 2004 that were not registered under the Securities Act of 1933, as amended.

Use of Proceeds

On June 30, 2004, we closed the initial public offering of 7,812,500 shares of our common stock at a price of $20 per share in a firm commitment underwritten offering. In connection with the offering, certain of our stockholders (the “Selling Stockholders”) sold 1,562,500 of the 7,812,500 shares offered and granted an option to the underwriters to purchase up to an additional 1,171,875 shares at a price of $20 per share to cover over-allotments, which option was exercised in full by the underwriters and also closed on June 30, 2004. Of the total offering, we sold 6,250,000 shares, raising net proceeds of $114.3 million. We did not receive any of the proceeds ($54.7 million before underwriting discounts and commissions) from any shares of our common stock sold by the Selling Stockholders or from the exercise of the over-allotment option. The offering was effected pursuant to a Registration Statement on Form S-1 (File No. 333-113835), which the Securities and Exchange Commission declared effective on June 24, 2004. Transaction costs recorded through October 2, 2004 were $3.3 million and are reflected as a reduction of paid-in-capital. The proceeds were used to pay the outstanding balance of $38.1 million on our line of credit, with the remainder for our destination retail store expansion. The managing underwriters of our offering were Credit Suisse First Boston LLC and J.P. Morgan Securities Inc. The aggregate gross proceeds of the shares offered and sold, including the over-allotment, were $179.7 million. In connection with the offering, an aggregate of $12.1 million in underwriting discounts and commissions was paid to the underwriters by us and the selling stockholders. We have spent approximately $33.5 million for the building and opening of new destination retail stores, including the purchase of bonds. In addition, the following table sets forth the other material expenses we have incurred in connection with the offering. We have recognized $3.3 million of these expenses through October 2, 2004:

SEC registration fee	$48,000
NASD filing fee	23,500
Printing and engraving expenses	312,000
Legal fees and expenses	1,355,000
Accounting fees and expenses	903,000
Blue Sky fees and expenses	50,000
Transfer agent and registrar fees	50,000
Miscellaneous fees and expenses	535,000

$3,276,500

Purchases of Equity Securities

There were no purchases of equity securities by the Company or its “Affiliated Purchasers” (as defined in Rule 10b-18(a)(3) of the Exchange Act) during the three months ended October 2, 2004.

Item 3.	Defaults Upon Senior Securities.

Not applicable.

Item 4.	Submission of Matters to Vote of Security Holders.

Not applicable.

Item 5.	Other Information.

Not applicable.

Item 6.	Exhibits.

(a)	Exhibits.

Exhibit Number	Description

31.1	Certification of CEO Pursuant to 13a-14(a) under the Exchange Act

31.2	Certification of CFO Pursuant to Rule 13a-14(a) under the Exchange Act

32	Certifications Pursuant to 18 U.S.C. Section 1350

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CABELA’S INCORPORATED

Dated:	November 8, 2004	By:	/S/ DENNIS HIGHBY
Dennis Highby
President and Chief Executive Officer

Dated:	November 8, 2004	By:	/S/ RALPH W. CASTNER
Ralph W. Castner
Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description

31.1	Certification of CEO Pursuant to 13a-14(a) under the Exchange Act

31.2	Certification of CFO Pursuant to Rule 13a-14(a) under the Exchange Act

32	Certifications Pursuant to 18 U.S.C. Section 1350