Form 10-K
period 2005-01-01
CABELAS INC
filed 2005-03-21
CIK 1267130

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 1, 2005

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number: 1-32227
CABELA’S INCORPORATED
(Exact name of registrant as specified in its charter)

Delaware	20-0486586
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

One Cabela Drive, Sidney, Nebraska (Address of principal executive offices)	69160 (Zip Code)
Registrant’s telephone number, including area code:
(308) 254-5505
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Class A Common Stock, par value $0.01 per share	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act:
None
      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for at least the past 90 days.     Yes ☑          No ☐
      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☑
      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐          No ☑
      The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $775,474,531 as of July 2, 2004 (the last business day of the registrant’s most recently completed second fiscal quarter) based upon the closing price of the registrant’s Class A Common Stock on that date as reported on the New York Stock Exchange. For the purposes of this disclosure only, the registrant has assumed that its directors and executive officers and the beneficial owners of 5% or more of its voting common stock are affiliates of the registrant.
      Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
      Common stock, $0.01 par value: 64,836,116 shares, including 8,073,205 shares of non-voting common stock, as of March 15, 2005.
DOCUMENTS INCORPORATED BY REFERENCE
      Portions of the registrant’s definitive Proxy Statement for the Annual Meeting of Stockholders to be held May 11, 2005, are incorporated by reference into Part III of this Form 10-K to the extent stated herein.

CABELA’S INCORPORATED
FORM 10-K
FOR THE FISCAL YEAR ENDED JANUARY 1, 2005

PART I

ITEM 1.	BUSINESS
Special Note Regarding Forward-Looking Statements
      This report contains “forward-looking statements” that are based on our beliefs, assumptions and expectations of future events, taking into account the information currently available to us. All statements other than statements of current or historical fact contained in this report are forward-looking statements. Forward-looking statements involve risks and uncertainties that may cause our actual results, performance or financial condition to differ materially from the expectations of future results, performance or financial condition we express or imply in any forward-looking statements. These risks and uncertainties include, but are not limited to: the ability to negotiate favorable lease and economic development arrangements, expansion into new markets; market saturation due to new destination retail store openings; the rate of growth of general and administrative expenses associated with building a strengthened corporate infrastructure to support our growth initiatives; increasing competition in the outdoor segment of the sporting goods industry; the cost of our products; supply and delivery shortages or interruptions; adverse weather conditions which impact the demand for our products; fluctuations in operating results; adverse economic conditions; increased fuel prices; labor shortages or increased labor costs; changes in consumer preferences and demographic trends; increased government regulation; inadequate protection of our intellectual property; other factors that we may not have currently identified or quantified; and other risks, relevant factors and uncertainties identified in the “Factors Affecting Future Results” section of this report. The words “believe,” “may,” “should,” “anticipate,” “estimate,” “expect,” “intend,” “objective,” “seek,” “plan,” “will,” and similar statements are intended to identify forward-looking statements. Given the risks and uncertainties surrounding forward-looking statements, you should not place undue reliance on these statements. Our forward-looking statements speak only as of the date of this report. Other than as required by law, we undertake no obligation to update or revise forward-looking statements, whether as a result of new information, future events or otherwise.
Overview
      We are the nation’s largest direct marketer, and a leading specialty retailer, of hunting, fishing, camping and related outdoor merchandise. Since our founding in 1961, Cabela’s has grown to become one of the most well-known outdoor recreation brands in the United States, and we have long been recognized as the World’s Foremost Outfitter. Through our well-established direct business and our growing number of destination retail stores, we believe we offer the widest and most distinctive selection of high quality outdoor products at competitive prices while providing superior customer service. Our multi-channel retail model –catalog, Internet and destination retail stores — strategically positions us to meet our customer’s ever-growing needs. We also issue the Cabela’s Club VISA credit card through which we offer a related customer loyalty rewards program as a vehicle for strengthening our customer relationships.
      Our extensive product offering consists of approximately 245,000 stock keeping units, or SKUs, and includes hunting, fishing, marine and camping merchandise, casual and outdoor apparel and footwear, optics, vehicle accessories, gifts and home furnishings with an outdoor theme. Our direct business uses catalogs and the Internet to increase brand awareness and generate customer orders via the mail, telephone and the Internet. In fiscal 2004, we circulated over 120 million catalogs with 76 separate titles and our website, cabelas.com, was in the top 1% of sites in the Hitwise Incorporated online measurement sport and fitness category based on market share of visits. We opened our first destination retail store in 1987 and currently operate ten destination retail stores that range in size from 35,000 square feet to 250,000 square feet, including our five large-format destination retail stores which are 150,000 square feet or larger. We currently have plans to open four new destination retail stores in 2005, at least two in 2006, and at least two in 2007.
      We were initially incorporated as a Nebraska corporation in 1965 and were reincorporated as a Delaware corporation in January of 2004. In June of 2004, we completed our initial public offering of common stock, raising over $114 million, of which $38.1 million was used to pay the outstanding balance on our line of credit and the balance was used for retail expansion. Our common stock is listed on the New York Stock Exchange under the symbol “CAB.”
      Cabela’s®, Cabela’s Club®, World’s Foremost Outfitter®, World’s Foremost Bank®, and Bargain Cave® are registered trademarks that we own. Other service marks, trademarks and trade names referred to in this report are the property of their respective owners.
Accomplishments in 2004
      Fiscal 2004 was a historic year for Cabela’s, as several exciting things happened which set the stage for our future, including;

•	We raised over $114 million in our initial public offering, which was used for retail expansion and paying down our line of credit.

•	We initiated plans to open four new stores in 2005, two in 2006, and two in 2007.

•	We opened our new Wheeling, West Virginia distribution center, strategically located around our customer and retail base.

•	We opened a new 176,000 square foot destination retail store in Wheeling, West Virginia.

•	Our direct business continued on a steady growth pattern and increased revenues by 5% in fiscal 2004, on a 53 to 52 week comparison. For the comparative 52 weeks, revenues increased by 6.6%. We added new catalogs featuring home and cabin furnishings, women’s and children’s clothing, and work wear.

•	Our wholly-owned bank subsidiary, World’s Foremost Bank, reached $1 billion in its managed credit card receivables, and surpassed the one million credit card accounts mark.
Business Strategy
      Our business strategy emphasizes the following key components:
      Continue to open new destination retail stores. We have grown our destination retail store base from four stores in 1998 to ten in 2004. We currently plan to open four large-format destination retail stores in 2005, all of which have been announced. Through our extensive customer database and analysis of historical sales data generated by our direct business, we are able to identify geographic areas with a high concentration of customers that represent potential new markets for our destination retail stores. We believe that there are many additional markets throughout the United States that could potentially support one of our large-format destination retail stores. Additionally, we believe that smaller-format destination retail stores could provide further opportunities for future expansion. We continue to actively seek additional locations to open new destination retail stores.
      Expand our direct business. We plan to expand our direct business through several initiatives regarding existing and new customers. We will seek to increase the amount each customer spends on our merchandise through the continued introduction of new catalog titles and the development and introduction of new products. We have begun to take advantage of web-based technologies such as targeted promotional e-mails, on-line shopping engines and Internet affiliate programs to increase sales. We also plan to improve our customer relationship management system which we expect will allow us to better manage our customer relationships and more effectively tailor our marketing programs.
      Improve our operating efficiencies and store productivity. As we continue to grow our business through opening new destination retail stores and building our direct business, we believe that we will improve our operating efficiencies by optimizing and investing in our management information systems, or MIS, distribution and logistics capabilities. In addition, we intend to improve destination retail store productivity by adjusting our in-store staffing levels and refining our destination retail store layout strategies.

      Expand the reach of our brand and target market through complementary opportunities. We focus on increasing consumer awareness of our company and maintaining and developing our outdoor lifestyle image by using consistent branding in all of our distribution channels. We also will seek to continue to effectively broaden the application of our brand through opportunistic acquisitions of complementary businesses, as well as through the internal development of relevant businesses and product categories. We will continue to leverage our brand recognition in selected areas through corporate relationships and alliances. We intend to increase the penetration of our Cabela’s Club VISA credit card among our customer base through low cost target marketing and solicitations at our destination retail stores, which we believe, based upon historical results, will reinforce our customer loyalty and retention and thereby increase revenue and net income.
Direct Business
      Our direct business uses catalogs and the Internet as marketing tools to generate sales orders via the telephone, the Internet and the mail. Our direct business generated $970.6 million in revenue in fiscal 2004, representing approximately 66% of our total revenue from our direct and retail businesses for fiscal 2004. See Note 20 to our consolidated financial statements and our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for additional financial information regarding our direct business.
      We have been marketing our products through our print catalog distributions to our customers and potential customers for over 40 years. We believe that our catalog distributions have been one of the primary drivers of the growth of our goodwill and brand name recognition and serve as an important marketing tool for our destination retail stores. In fiscal 2004, we mailed more than 120 million catalogs with 76 separate titles to all 50 states and to more than 120 countries. Our general catalogs range from 300 to 1,480 pages and our specialty catalogs range from 52 to 240 pages. Our catalog layouts are designed to increase sales by presenting products in specific categories and sections.
      Our specialty catalogs offer products focused on one outdoor activity, such as fly fishing, archery or waterfowl. We carefully analyze our historical sales data and introduce targeted specialty catalogs featuring product lines that have historically generated sufficient customer interest. For example, as a result of the demand for women’s apparel and footwear in our general catalogs, we have designed new specialty catalogs featuring a wide selection of merchandise in that category. We introduced six new specialty catalogs in 2004 that focused on outdoor-themed furniture and home accessories as well as women’s clothing and children’s outdoor clothing.
      We use the customer database generated by our direct business to ensure that customers receive catalogs matching their merchandise preferences, identify new customers and cross-sell merchandise to existing customers.
      We also market our products through our website which has a number of features, including product information and ordering capabilities and general information on the outdoor lifestyle. This cost-effective medium is designed to offer a convenient, highly visual, user-friendly and secure online shopping option for new and existing customers. Our website was in the top 1% of sites in the Hitwise Incorporated online measurement sport & fitness category based on market share of visits.
      Our website offers all of the merchandise included in our catalogs and contains more extensive product descriptions and photographs, as well as additional sizes and colors of selected merchandise. In addition to the ability to order the same products available in our catalogs (including the use of the catalog product identification number for quick ordering), our website gives customers the ability to purchase gift certificates, research outdoor activities and choose from other services we provide. Our website also offers discontinued merchandise through a Bargain Cave link which is advertised in our catalogs.
      Our website is our most cost-effective means of offering certain specialized or hard-to-find merchandise that may not be available through our catalogs or destination retail stores. This allows us to offer rare and highly specialized merchandise to our customers which enhances our reputation as a leading authority in the outdoor recreation market. We have agreements to drop-ship specialized merchandise directly from our vendors to our customers, enabling us to provide unusual, hard-to-ship and hard-to-inventory items, including furniture and perishables, to our customers without having to physically maintain an inventory of these items at our distribution centers.
      We have been aggressively expanding our e-mail mailing lists as a way to provide inexpensive communication with customers and as a means to promote our products and our brand. Our promotional e-mails are customized to meet customers’ shopping preferences and merchandise tastes. We believe that with the growing number of households with Internet and e-mail access, we can leverage our website to generate more revenue and connect more frequently with new and existing customers.
      Many of our customers read and browse our catalogs, but order products through our website. Based on our customer surveys, we believe that approximately 95% of our customers wish to continue to receive catalogs even though they purchase merchandise and services through our website. Accordingly, we remain committed to marketing our products through our catalog distributions and view our catalogs and the Internet as a unified selling and marketing tool.
      We have acquired selected other businesses that comprise a part of our direct business which we believe are an extension of our core competencies. These businesses include Dunn’s, which offers hunting-dog equipment and high-end hunting accessories, Van Dyke’s Restorers, which offers home restoration products, Van Dyke’s Taxidermy, which offers taxidermy supplies, Wild Wings, which offers wildlife prints and other collectibles and the Ducks Unlimited catalog, which offers waterfowl products. In 1996, we acquired the assets of the Gander Mountain direct business and integrated them into our business.
Retail Business
      We currently operate ten destination retail stores in eight states. Our retail operations generated $499.1 million in revenue in fiscal 2004 representing 34% of our total revenues from our direct and retail businesses for fiscal 2004. See Note 20 to our consolidated financial statements and our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for additional financial information regarding our retail business.
      Building on our success in the direct business, we opened our first destination retail store in Kearney, Nebraska in 1987. In 1991, we opened a second destination retail store in Sidney, Nebraska. Since 1998, we expanded our retail business by opening eight additional destination retail stores in seven states. For fiscal 2004, our destination retail stores which were open as of January 4, 2004 generated average net sales per gross square foot of $398 as compared to $386 per gross square foot in fiscal 2003.
      Store Format and Atmosphere. We have developed a destination retail store concept that is designed to appeal to the entire family and draw customers from a broad geographic and demographic range. Our destination retail stores range in size from 35,000 to 250,000 square feet and our large-format destination retail stores are 150,000 square feet or larger. These destination retail stores are similar in format, merchandise offered and ambiance, despite variations in their size. The sites for our destination retail stores are generally located in close proximity to major traffic arteries and in regions of the country that have large concentrations of existing customers of our direct business. Our large-format destination retail stores have been recognized in some states as one of the top tourist attractions, often attracting the construction and development of hotels, restaurants and other retail establishments in areas adjacent to these stores. The large size of our destination retail stores allows us to offer a broad selection of products, helps to provide us with flexibility to respond to seasonal needs and merchandise trends and enables us to manage the flow of customer traffic. We attempt to adjust our staffing levels to meet customer traffic flows.
      We design our destination retail stores to reinforce our outdoor lifestyle image and to create an enjoyable, friendly and interactive shopping experience for both casual customers and outdoor enthusiasts. These stores are designed to communicate an outdoor lifestyle environment characterized by the outdoor feel of our interior lighting, wood or tile flooring, cedar wood beams, open ceilings, neutral tone decor and lodge type atmosphere. We also present our merchandise in a customer friendly fashion with engaging end-cap displays and effective product category adjacencies and have begun the process of implementing a new space planning software system for our destination retail stores which we believe will help us better utilize the space in our destination retail stores.
      In addition, our large-format destination retail stores are designed to simulate an outdoor lifestyle environment by including numerous amenities and interactive areas so that customers can test our products before making a purchase decision. These attributes differentiate our destination retail stores making them appeal to entire families and we believe increase the average shopping time customers spend in our stores. The design, durability and style of our destination retail stores also allow us to keep our remodeling and upkeep costs low.
      New Store Site Selection. We have identified locations that may be suitable for new destination retail stores as part of our retail expansion strategy. With only ten destination retail stores in operation at the present time, we believe opening additional destination retail stores provides a significant growth opportunity. Through our extensive customer database generated by our direct business and additional demographic and competitive research, we can identify geographic areas with a high concentration of customers that represent potential new markets for our destination retail stores. We believe that there are many additional markets throughout the United States that could potentially support one of our large-format destination retail stores. We also believe that our customer database gives us a competitive advantage in tailoring product offerings in each of our destination retail stores to reflect our customers’ regional preferences. Additionally, we believe that smaller-format destination retail stores could provide further opportunities for future retail expansion.
      In August 2004, we opened a new 176,000 square foot destination retail store in Wheeling, West Virginia. In 2005, we currently plan on opening a 230,000 square foot destination retail store in Ft. Worth, Texas, a 185,000 square foot destination retail store in Buda, Texas, a 150,000 square foot destination retail store in Lehi, Utah, and a 185,000 square foot destination retail store in Rogers, Minnesota. We also continue to actively seek additional locations to open new destination retail stores.
      Store Locations and Ownership. We own all of our destination retail stores. However, in connection with some of the economic development packages received from state or local governments where our stores are located, we have entered into agreements granting ownership of the taxidermy, diorama or other portions of our stores to these state and local governments. See Item 2 “Properties” for a listing of locations of our stores. We have evaluated the Securities and Exchange Commission’s (SEC) recently issued clarification of lease accounting and we believe that we have accounted for our limited number of lease agreements appropriately.
      Construction and Store Development. Currently, the average initial net investment to construct a large-format destination retail store ranges from approximately $40 million to $80 million depending on the size of the store, the location and the amount of public improvements necessary. This includes the costs of real estate, site work, public improvements such as utilities and roads, buildings, fixtures (including taxidermy) and inventory. As we continue to open new destination retail stores, we believe that the layout for our future destination retail stores will reflect improvements in our construction processes, materials and fixtures, merchandise layout and store design. These improvements may further enhance the appeal of our destination retail stores to our customers and lower our overall costs. Historically, in connection with the acquisition of land for our new stores, we have attempted to acquire and develop additional land for use by complementary businesses, such as hotels and restaurants, which are adjacent to our destination retail stores. We intend to continue to acquire, develop and sell additional land adjacent to some of our future destination retail stores. We have previously aimed to obtain tailored economic development arrangements from local and state governments where our destination retail stores are located and we expect to obtain similar arrangements in connection with the construction of future destination retail stores.

Products and Merchandising
      We offer our customers a comprehensive selection of high quality, competitively priced, national and regional brand products, including our own Cabela’s brand. Our product offering includes hunting, fishing, marine and camping merchandise, casual and outdoor apparel and footwear, optics, vehicle accessories, gifts and home furnishings with an outdoor theme.
      Our merchandise assortment ranges from products at entry-level price points to premium-priced high-end items and we generally price our products consistently across our direct and retail businesses. Our destination retail stores generally offer the same merchandise available through our direct business augmented by a selection of seasonal specialty items and gifts appropriate for the store. We also tailor the merchandise selection in our destination retail stores to meet the regional tastes and preferences of our customers.
      As of fiscal year end 2004, we had 43 product categories, which we have combined into five general product categories that are summarized below. The following chart sets forth the percentage of revenues contributed by each of the five product categories for our direct and retail businesses and in total in fiscal years 2004, 2003 and 2002.

	Direct			Retail			Total

	2004	2003	2002	2004	2003	2002	2004	2003	2002

Hunting Equipment	26.8%	27.5%	28.5%	32.2%	31.2%	30.1%	28.6%	28.6%	28.9%
Fishing & Marine	13.1%	14.0%	13.9%	16.2%	16.4%	18.1%	14.1%	14.8%	15.0%
Camping Equipment	15.0%	14.8%	14.5%	11.1%	11.0%	10.8%	13.7%	13.7%	13.5%
Clothing & Footwear	40.1%	39.1%	38.5%	34.2%	35.2%	34.7%	38.1%	37.9%	37.6%
Gifts	5.0%	4.6%	4.6%	6.3%	6.2%	6.3%	5.5%	5.0%	5.0%
      Hunting equipment. We provide equipment, accessories and consumable supplies for almost every type of hunting and sport shooting. Our hunting products are supported by services including gun bore sighting and scope mounting and archery technicians for bow tuning to service the complete needs of our customer.
      Fishing and marine equipment. We provide products for fresh water fishing, fly-fishing, salt water fishing and ice-fishing. We carry in excess of 20,000 types of lures and a broad selection of rods, reels and combos. In addition, our fishing and marine equipment offering features a wide selection of electronics, boats and accessories, canoes, kayaks and other floatation accessories.
      Camping equipment. We primarily focus on outdoor gear for the outdoor enthusiast, augmented with gear for family camping and the weekend hiker. In addition, we include automobile and ATV accessories in this general category.
      Clothing and footwear. Our clothing and footwear merchandise includes both technical gear and lifestyle apparel and footwear for the active outdoor enthusiast as well as apparel and footwear for the casual customer.
      Gifts and home furnishings. Our gifts and home furnishings merchandise includes gifts, games, food assortments, books, jewelry and home furnishings with an outdoor theme.
      Private Label Products. In addition to national brands, we offer our exclusive Cabela’s private label merchandise. We have a significant penetration of private label merchandise in casual apparel and footwear as well as in selected hard goods categories such as camping, fishing and optics. Where possible, we seek to protect our private label products by applying for trademark or patent protection for these products. Our private label products typically generate higher gross profit margins compared to our branded products. In fiscal 2004, our private label merchandise accounted for approximately one-third of our merchandise revenues. By attempting to have an appropriate mix of branded and private label merchandise, we strive to meet the expectations and needs of our customers.

      We have in-house teams that are responsible for the design and development of all private label merchandise. This allows us to exercise significant control over the merchandise development process and the quality of our private label products. The design and development of our products is based on our understanding of our customers’ styles and preferences as well as their price expectations. We have our own quality assurance department that tests the products after the products have been manufactured by third party vendors to help ensure that the merchandise meets our specifications.
      We intend to continue to design and develop a variety of new private label products to increase our revenues, enhance our margins, and expand the recognition of the Cabela’s brand. In addition, these private label products are important to our efforts to broaden our customer base and communicate our value position. In certain categories where there is not a dominant national brand, we believe that our Cabela’s private label products have stronger brand recognition than other branded products.
      Merchandising and Sourcing. Our merchandising team is comprised of approximately 76 people with an average of eight years of experience working for us. The members of this team are responsible for selecting our products and negotiating the costs of our merchandise. We also have a retail merchandising team that is responsible for the regional and local merchandise needs of each destination retail store. In addition, our merchants provide product quality assurance for our retail and direct businesses. The merchandising teams use historical revenue data from our direct and retail businesses, feedback from our retail store managers and industry trends to determine which products to purchase. Our merchants are outdoor enthusiasts who use our products in the field to gain a better understanding of our customers’ needs as well as the functionality and overall performance of the products. We believe that we are well known to our customers for providing the widest product offering to the outdoor recreation market and we continue to look at category expansion to further serve our customers. We have also expanded our product offering through the acquisition of related businesses.
      We have developed strong vendor relationships over the past 43 years. These relationships generally provide us with greater access to technological innovations and new products. We source our merchandise from approximately 4,000 suppliers in over 99 countries. In fiscal 2004, over half of our merchandise was sourced from locations in foreign countries, with approximately 35.3% of our merchandising being sourced from China, Taiwan and Japan. During fiscal 2004, no single vendor represented greater than 10% of total purchases. In order to exert greater control over product quality, we test products prior to the time the product is shipped to us.
      Inventory Control. Our inventory control team is comprised of approximately 104 people with an average of seven years of experience working for us. These individuals are responsible for initial inventory planning and allocation decisions. These decisions are made by assessing historical revenue, performance of our direct and retail businesses, and anticipated economic outlook. Our inventory control group is equipped with distribution center and inventory management systems and is able to effectively assess revenue trends, customer demand and current inventory positions and allocate items appropriately. We track revenue at the SKU level on a daily basis and adjust our reorder and markdown strategies accordingly. We are also able to utilize our popular Bargain Cave as a means to sell discontinued and returned merchandise. Our merchandise and inventory control teams work together to make decisions regarding appropriate purchasing levels and the proper flow of merchandise. We believe this joint effort helps us to maximize the effectiveness of our merchandising team and effectively manage our inventory levels.
Marketing
      Our marketing strategy focuses on using our multi-channel retail model to build the strength and recognition of our brand by communicating our wide and distinctive offering of quality products to our customers and potential customers in a cost effective manner. Our largest marketing effort consists of distributing over 120 million catalogs annually in order to attract customers to our direct and retail businesses. We have also established our website to market our products to customers and potential customers who shop via the Internet. We use both our catalogs and our website to cross-market our destination retail stores. Our marketing strategy is designed to convey our outdoor lifestyle image, enhance our brand and emphasize our position in our target markets.
      In addition to the use of our catalogs and our website, we also use a combination of promotional events, traditional advertising and media programs as marketing tools.
Competition
      We compete in a number of large and highly fragmented and intensely competitive markets, including the outdoor recreation and casual apparel and footwear markets. The outdoor recreation market is comprised of several categories including hunting, fishing and wildlife watching, and we believe it crosses over a wide range of geographic and demographic segments.
      We compete directly or indirectly with other broad-line merchants, large-format sporting goods stores and chains, mass merchandisers, warehouse clubs, discount stores and department stores, small specialty retailers and catalog and Internet-based retailers.
      Many of our competitors have a larger number of stores and some of them have greater market presence, name recognition, and financial, distribution, marketing and other resources, than we have. We believe that we compete effectively with our competitors on the basis of our wide and distinctive merchandise selection and the superior customer service associated with the Cabela’s brand, as well as our commitment to understanding and providing merchandise that is relevant to our targeted customer base. We cater to the outdoor enthusiast and the casual customer, and believe we have an appealing store environment. We also believe that our multi-channel retail model enhances our ability to compete by allowing our customers to choose the most convenient sales channel. This model also allows us to reach a broader audience in existing and new markets and to continue to build on our nationally recognized Cabela’s brand.
Customer Service
      Since our founding in 1961, we have been deeply committed to serving our customers by selling high quality products through sales associates that deliver excellent customer service and in-depth product knowledge. We strive to provide superior customer service at the time of sale and after the sale through our 100 percent money-back guarantee. Our customers can always access well-trained, knowledgeable associates to answer their product use and merchandise selection questions. We believe that our ability to establish and maintain long-term relationships with our customers and encourage repeat visits and purchases is due, in part, to the strength of our customer support and service operations.
Financial Services Business
      Through our wholly-owned subsidiary, World’s Foremost Bank, we issue and manage the Cabela’s Club VISA card and related customer loyalty rewards program. We believe the Cabela’s Club VISA card loyalty rewards program is an effective vehicle for strengthening our relationships with our customers, enhancing our brand name and increasing our merchandise revenues. The primary purpose of our financial services business is to provide our merchandise customers with a rewards program that will enhance revenues, profitability and customer loyalty in our direct and retail businesses.
      Our bank subsidiary is an FDIC-insured, special purpose, Nebraska state-chartered bank. Our bank’s charter is limited to issuing credit cards and selling brokered certificates of deposit of $100,000 or more and it does not accept demand deposits or make non-credit card loans. During fiscal 2004, we had an average of 618,951 active accounts with an average month-end balance of $1,436. See Note 20 to our consolidated financial statements and our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for financial information regarding our financial services business.
      The Cabela’s Club VISA card loyalty program is a rewards based credit card program, which we believe has increased brand loyalty among our customers. Our rewards program is a simple loyalty program that allows customers to earn points whenever and wherever they use their credit card and then redeem earned points for products and services through our direct business or at our destination retail stores. The rewards points are easy to redeem and never expire as long as the account is in good standing. The rewards program encourages our customers to buy more merchandise at a discount when they redeem their accumulated points. Our rewards program is integrated into our store point of sale system which adds to the convenience of the rewards program as our employees can inform customers of their number of accumulated points when making purchases at our stores. In fiscal 2004, approximately 17.7% of our total merchandise sales in our direct and retail businesses were made to customers who used their Cabela’s Club VISA credit card, compared to 17.1% in fiscal 2003.
      Financial Services Marketing. We adhere to a low cost, efficient and tailored credit card marketing program that leverages the Cabela’s brand name. We market the Cabela’s Club VISA card through a number of channels, including inbound telemarketing, retail locations, catalogs and the Internet. Customer service representatives at our customer care centers offer the Cabela’s Club card to qualifying customers. The Cabela’s Club card is marketed throughout our catalogs and Cabela’s Club card offers are inserted in purchases when shipped to a customer. The Cabela’s Club card is also offered at our destination retail stores through an application similar to the offer inserted with customer purchases. We offer customers who apply for a Cabela’s Club card while visiting one of our destination retail stores a voucher for use on merchandise purchased at the store on the same day the customer applies for the Cabela’s Club card.
      Underwriting and Credit Criteria. We attempt to underwrite high quality credit customers and have historically maintained attractive credit statistics versus industry averages. We adhere to strict credit policies and target consistent profitability in our financial services business. Fair Isaac & Company, or FICO, scores are a widely-used tool for assessing a person’s credit rating. As of the end of fiscal 2004, our cardholders had a median FICO score of 774, which is well above industry averages. We had net charge-offs as a percent of total outstanding balances of approximately 2.2% in 2004, compared to an industry average of 5.44% in 2004, which we believe is due to our credit and operating practices. In addition, our rewards program has helped reduce customer attrition in our direct and retail businesses, as demonstrated by the fact that our customers who use a Cabela’s Club card are more likely to make another purchase from us over the subsequent twelve months and spend 15% to 20% more than non-Cabela’s Club card customers.
      The table below illustrates the historically high credit quality of our managed credit card portfolio, presenting additional data on our credit card portfolio’s performance in 2004 compared with industry averages.

As a Percentage of Managed Receivables	The Bank	Industry(1)

Delinquencies	0.71%	4.22%
Gross charge-offs	2.60%	6.22%
Net charge-offs	2.21%	5.44%

(1)	Source: 2004 data from The Nilson Report, February 2005; Industry includes all VISA and MasterCard accounts.
      Financial Services Customer Service. Each inbound call to our bank subsidiary’s customer service department is answered by the interactive voice response, or IVR, available 24 hours per day. Cardholders choose from a menu and receive detailed information including the following: account balance, available credit limit, last payment amount, last payment receipt date, payment due amount, payment due date and point total. Customer service representatives will handle all credit-related requests not answered by the IVR. They are also responsible for referring cardholders to credit analysts to underwrite Gold Card upgrades and credit line increases that do not meet the customer service standard guidelines. Cardholders can pay their bill via the mail, the telephone or the Internet.
      Collection and Recoveries. We employ a “cradle to grave” collection approach whereby a collector will work all delinquency categories. We classify an account as delinquent when the minimum payment due on the account is not received by the payment date specified by the statement cycle. Accounts are placed in collection status with an internal or third party collector at various stages of delinquency. All delinquent accounts enter collections no later than 15 days delinquent.
      We have outsourced a small percentage of pre-charge-off, delinquent accounts to third party collection agencies. The account’s reward score determines whether or not it will be outsourced for collection and evaluates the predictability of collecting the delinquent balance.
      We outsource the majority of post charged-off collections to third party collection agencies. If not initially resolved, post charged-off accounts will then be placed with secondary and tertiary collection agencies until resolution. We currently employ one collector who works a limited number of post charged-off accounts and manages the various collection agency relationships.
      Third Party Card Programs. In 2004, our bank subsidiary entered into agreements to issue new VISA credit accounts for fans of International Speedway Corp. and for customers of Woodworker’s Supply Inc., a retailer of tools for woodworking enthusiasts. These third party programs represented only 0.3% of the total net purchases made on our co-branded VISA cards issued by the bank. In addition, they represented $5.2 million of credit card loans receivable, as currently our securitization program does not accept these co-branded third party receivables. We intend to continue to explore selected similar co-branding opportunities as additional vehicles for growth in our financial services business.
Distribution and Fulfillment
      We operate four distribution centers located in Sidney, Nebraska, Prairie du Chien, Wisconsin, Mitchell, South Dakota and Wheeling, West Virginia. These distribution centers comprise nearly 2,502,000 square feet of warehouse space which house all of our inventories. We ship merchandise to our direct customers via UPS and the United States Postal Service. We use common carriers and typically deliver inventory two to three times per week to our destination retail stores. Our primary returns processing facility is located in Oshkosh, Nebraska.
Management Information Systems
      Our management information and operational systems manage our direct, retail and financial services businesses. These systems are designed to process customer orders, track customer data and demographics, order, monitor and maintain sufficient amounts of inventory, facilitate vendor transactions, and provide financial reporting. We continually evaluate, modify and update our information technology systems supporting the product pipeline, including design, sourcing, merchandise planning, forecasting and purchase order, inventory, distribution, transportation and price management. We are planning modifications to our technology that will involve updating or replacing our systems with successor systems during the course of several years, including changes to the sortation systems at our distribution centers, updating of the space planning and labor scheduling software for our destination retail stores and improvements to our customer relationship management system.
Employees
      As of March 5, 2005, we employed approximately 7,830 employees, approximately 4,675 of whom were employed full time. We use part-time and temporary workers to supplement our labor force at peak times during our third and fourth quarters. None of our employees are represented by a labor union or are parties to a collective bargaining agreement. We have not experienced any work stoppages and consider our relationship with our employees to be good.
Seasonality
      We experience seasonal fluctuations in our net revenue and operating results. Due to buying patterns around the holidays and the opening of hunting seasons, our merchandise revenues are traditionally are higher in the third and fourth fiscal quarters than in the first and second fiscal quarters, and we typically earn a disproportionate share of our operating income in the third and fourth fiscal quarters. See Item 7

“Management’s Discussion and Analysis of Financial Condition and Results of Operations — Quarterly Results of Operations and Seasonal Influences”.
Government Regulation
      Regulation of our Bank Subsidiary. Our wholly-owned bank subsidiary is a Nebraska state chartered bank with deposits insured by the Bank Insurance Fund of the Federal Deposit Insurance Corporation, or the FDIC. Our bank subsidiary is subject to comprehensive regulation and periodic examination by the Nebraska Department of Banking and Finance, or NDBF, and the FDIC. We are also registered as a bank holding company with the NDBF and as such are subject to periodic examination by the NDBF.
      Our bank subsidiary does not qualify as a “bank” under the Bank Holding Company Act of 1956, as amended, or the BHCA, because it is in compliance with a credit card bank exemption from the BHCA. If it failed to meet the credit card bank exemption criteria, its status as an insured depository institution would make us subject to the provisions of the BHCA, including restrictions as to the types of business activities in which a bank holding company and its affiliates may engage. We could be required to either divest our bank subsidiary or divest or cease any activities not permissible for a bank holding company and its affiliates, including our direct and retail businesses. While the consequences of being subject to regulation under the BHCA would be severe, we believe that the risk of being subject to the BHCA is minimal as a result of the precautions we have taken in structuring our business.
      There are various federal and Nebraska law regulations relating to minimum regulatory capital requirements and requirements concerning the payment of dividends from net profits or surplus, restrictions governing transactions between an insured depository institution and its affiliates, and general federal and Nebraska regulatory oversight to prevent unsafe or unsound practices. At the end of 2004, our bank subsidiary met the requirements for a “well capitalized” institution, the highest of the Federal Deposit Insurance Corporation Improvement Act’s (FDICIA) five capital ratio levels. A “well capitalized” classification should not necessarily be viewed as describing the condition or future prospects of a depository institution, including our bank subsidiary.
      FDICIA also requires the FDIC to implement a system of risk-based premiums for deposit insurance pursuant to which the premiums paid by a depository institution will be based on the probability that the FDIC will incur a loss in respect of that institution. The FDIC has since adopted a system that imposes insurance premiums based upon a matrix that takes into account an institution’s capital level and supervisory rating.
      Subject to certain limitations, federal bank agencies may also require banking organizations such as our bank subsidiary to hold regulatory capital against the full risk-weighted amount of its retained securitization interests. We understand that these federal bank agencies continue to analyze interests in securitization transactions under their rules to determine the appropriate capital treatment. Any such determination could require our bank subsidiary to hold significantly higher levels of regulatory capital against such interests.
      The activities of our bank subsidiary as a consumer lender also are subject to regulation under the various federal laws, including the Truth-in-Lending Act, the Equal Credit Opportunity Act, the Fair Credit Reporting Act, the USA Patriot Act, the Fair and Accurate Credit Transactions Act of 2003, the Community Reinvestment Act, the Service members’ Civil Relief Act and the Gramm-Leach-Bliley Act (GLB), as well as various state laws. The Truth-in-Lending Act requires disclosure of the “finance charge” and the “annual percentage rate” and certain costs and terms of credit. The Equal Credit Opportunity Act prohibits discrimination against an applicant for credit because of age, sex, marital status, religion, race, color, national origin or receipt of public assistance. The Fair Credit Reporting Act establishes procedures for correcting mistakes in a person’s credit record and generally requires that the records be kept confidential. The USA Patriot Act, among other things, regulates money laundering and prohibits structuring financial transactions to evade reporting requirements. The Community Reinvestment Act requires federal agencies to encourage depository financial institutions to help meet the credit needs of their communities. The Service members’ Civil Relief Act provides for temporary suspension of legal proceedings and financial transactions that may adversely affect the civil rights of service members during military service. We spend significant amounts of time ensuring we are in compliance with these laws and work with our service providers to ensure that actions they take in connection with services they perform for us are in compliance with these laws. Depending on the underlying issue and applicable law, regulators are often authorized to impose penalties for violations of these statutes and, in some cases, to order our bank subsidiary to compensate injured borrowers. Borrowers may also have a private right of action to bring actions for some violations. Federal bankruptcy and state debtor relief and collection laws also affect the ability of our bank subsidiary to collect outstanding balances owed by borrowers. The GLB Act requires our bank subsidiary to disclose its privacy policy to customers and consumers, and requires that such customers and consumers be given a choice (through an opt-out notice) to forbid the sharing of non-public personal information about them with non-affiliated third persons. We have a written Privacy Notice posted on our website which is delivered to each of our customers when the customer relationships begin, and annually thereafter, in compliance with the GLB Act.
      Certain acquisitions of our capital stock or our bank subsidiary’s capital stock may be subject to regulatory approval or notice under federal or Nebraska law. Investors are responsible for ensuring that they do not, directly or indirectly, acquire shares of our capital stock in excess of the amount which can be acquired without regulatory approval.
      Taxation Applicable to Us. We pay applicable corporate income, franchise and other taxes, to states in which our destination retail stores are physically located. Upon entering a new state, we apply for a private letter ruling from the state’s revenue department stating which types of taxes our direct and retail businesses will be required to collect and pay in such state, and we accrue and remit the applicable taxes based upon the private letter ruling. As we open more destination retail stores, we will be subject to tax in an increasing number of state and local taxing jurisdictions. Although we believe we have properly accrued for these taxes based on our current interpretation of the tax code and prior private letter rulings, state taxing authorities may challenge our interpretation, attempt to revoke their private letter rulings or amend their tax laws. If state taxing authorities are successful, additional taxes, interest and related penalties may be assessed. See “Factors Affecting Future Results — Our use tax collection policy for our direct business may expose us to the risk that we may be assessed for unpaid use taxes which would harm our operating results and cash flows” and “— Our destination retail store expansion strategy may result in our direct business establishing nexus with additional states which may cause our direct business to pay additional income taxes and require us to collect use taxes from our direct customers which would have an adverse effect on the profitability and cash flows of our direct business.”
      Other Regulations Applicable to Us. We must comply with federal, state and local regulations, including the federal Brady Handgun Violence Prevention Act, which require us, as a federal firearms licensee, to perform a pre-sale background check of purchasers of hunting rifles and other firearms.
      We are also subject to a variety of state laws and regulations relating to, among other things, advertising, pricing, and product safety/restrictions. Some of these laws prohibit or limit the sale, in certain states and locations, of certain items we offer such as black powder firearms, ammunition, bows, knives and similar products. State and local government regulation of hunting can also affect our business.
      We are subject to certain federal, state and local laws and regulations relating to the protection of the environment and human health and safety. We believe that we are in substantial compliance with the terms of environmental laws and that we have no liabilities under such laws that we expect to have a material adverse effect on our business, results of operations or financial condition.
      Our direct business is subject to the Merchandise Mail Order Rule and related regulations promulgated by the Federal Trade Commission, or FTC, which affect our catalog mail order operations. FTC regulations, in general, govern the solicitation of orders, the information provided to prospective customers, and the timeliness of shipments and refunds. In addition, the FTC has established guidelines for advertising and labeling many of the products we sell.

Intellectual Property
      Cabela’s®, Cabela’s Club®, Cabelas.com®, World’s Foremost Outfitter®, World’s Foremost Bank®, Bargain Cave®, Dunn’s®, Van Dyke’s®, Wild Wings® and Herters® are among our registered service marks or trademarks with the United States Patent and Trademark Office. We have numerous pending applications for trademarks. In addition, we own several other registered and unregistered trademarks and service marks involving advertising slogans and other names and phrases used in our business. We own several patents associated with various products. We also own trade secrets, domain names and copyrights, which have been registered for each of our catalogs.
      We believe that our trademarks are valid and valuable and intend to maintain our trademarks and any related registrations. We do not know of any pending claims of infringement or other challenges to our right to use our marks in the United States or elsewhere. We have no franchises or other concessions which are material to our operations.
Available Information
      Our website address is www.cabelas.com. There we make available, free of charge, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports, as soon as reasonably practicable after we electronically file such material with or furnish it to the SEC. Our SEC reports can be accessed through the investor relations section of our website. The information on our website, whether currently posted or in the future, is not part of this or any other report we file with or furnish to the SEC.

ITEM 2.	PROPERTIES
      In addition to our destination retail stores listed below, we also operate a corporate headquarters, administrative offices, four distribution centers, a return center, five customer care centers and a taxidermy manufacturing facility. The following table provides information regarding the general location, use and approximate size of our non-retail principal properties:

		Total	Segment That
Property	Location	Square Feet	Uses Property

Corporate Headquarters and Customer Care Center	Sidney, NE	294,000	Other, Retail and Direct
Administrative Offices	Sidney, NE	28,000	Other
Distribution Center	Sidney, NE	752,000	Other
Distribution Center	Prairie du Chien, WI	1,071,000	Other
Distribution Center	Mitchell, SD	84,000	Other
Merchandise Return Center	Oshkosh, NE	52,000	Other
Customer Care Center	North Platte, NE	12,000	Direct
Administrative Offices and Customer Care Center (including retail store)	Kearney, NE	186,000	Direct and Retail
Customer Care Center	Grand Island, NE(1)	12,000	Direct
Customer Care Center and Administrative Offices	Lincoln, NE	76,000	Direct, Financial Services and Other
Manufacturing and Administrative Offices	Woonsocket, SD	145,000	Direct
Distribution Center	Wheeling, WV(1)	595,000	Other

(1)	We own all of these properties except the Grand Island, Nebraska customer care center and Wheeling, West Virginia distribution center, which we lease. We have evaluated the SEC’s recent clarification of lease accounting and we believe that we have accounted for our limited number of lease agreements appropriately.

      We own all of our destination retail stores. However, in connection with some of the economic development packages received from state or local governments where our stores are located, we have entered into agreements granting ownership of the taxidermy, diorama, or other portions of our stores to these state and local governments. The following table shows the location, opening date, and total square footage of our destination retail stores used in our retail segment:

Location	Opening Date	Total Sq. Ft.

Kearney, NE	October, 1987	35,000
Sidney, NE	July, 1991	89,000
Owatonna, MN	March, 1998	159,000
Prairie Du Chien, WI	September, 1998	53,000
East Grand Forks, MN	September, 1999	59,000
Dundee, MI	March, 2000	228,000
Mitchell, SD	August, 2000	84,000
Kansas City, KS	August, 2002	186,000
Hamburg, PA	September, 2003	247,000
Wheeling, WV	August, 2004	176,000

ITEM 3.	LEGAL PROCEEDINGS
      We are party to certain lawsuits in the ordinary course of our business. The subject matter of these proceedings primarily include commercial disputes, employment issues and product liability lawsuits, including the product liability lawsuits regarding tree stands described on page 59. We do not believe that the ultimate dispositions of these proceedings, individually or in the aggregate, will have a material adverse effect on our consolidated financial position, results of operations or liquidity.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
      No matters were submitted to a vote of security holders during the fourth quarter of fiscal 2004.
PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Price Range of Common Stock
      We have common stock and non-voting common stock. Our common stock began trading on June 25, 2004 on the NYSE under the symbol “CAB”. Prior to that date, there was no public market for our common stock. Our non-voting common stock is not listed on any exchange and not traded over the counter.
      On January 1, 2005, the closing price of our common stock on the NYSE was $22.74 per share. As of March 15, 2005, there were 459 holders of record of our common stock and 6 holders of record of our non-voting common stock. This does not include persons who hold our common stock in nominee or “street name” accounts through brokers or banks.
      The following table sets forth, for the periods indicated, the high and low sales prices per share of our common stock as reported on the NYSE:

Fiscal 2004	High	Low

Second Quarter (beginning June 25, 2004)	$28.82	$25.60
Third Quarter	$30.27	$23.25
Fourth Quarter	$26.42	$20.96

Use of Proceeds
      On June 30, 2004, we closed the initial public offering of 7,812,500 shares of our common stock at a price of $20 per share in a firm commitment underwritten offering. In connection with the offering, certain of our stockholders (the “Selling Stockholders”) sold 1,562,500 of the 7,812,500 shares offered and granted an option to the underwriters to purchase up to an additional 1,171,875 shares at a price of $20 per share to cover over-allotments, which option was exercised in full by the underwriters and also closed on June 30, 2004. Of the total offering, we sold 6,250,000 shares, raising net proceeds of $114.2 million. We did not receive any of the proceeds ($54.7 million before underwriting discounts and commissions) from any shares of our common stock sold by the Selling Stockholders or from the exercise of the over-allotment option. The offering was effected pursuant to a Registration Statement on Form S-1 (File No. 333-113835), which the Securities and Exchange Commission declared effective on June 24, 2004. The proceeds were used to pay the outstanding balance of $38.1 million on our line of credit, with the remainder used for our destination retail store expansion, including the purchase of economic development bonds. The managing underwriters of our offering were Credit Suisse First Boston LLC and J.P. Morgan Securities Inc. The aggregate gross proceeds of the shares offered and sold, including the over-allotment, were $179.7 million. In connection with the offering, an aggregate of $12.1 million in underwriting discounts and commissions was paid to the underwriters by us and the selling stockholders. In addition, the following table sets forth the other material expenses we incurred in connection with the offering:

SEC registration fee	$48,000
NASD filing fee	23,500
Printing and engraving expenses	316,000
Legal fees and expenses	1,370,000
Accounting fees and expenses	935,000
Blue Sky fees and expenses	50,000
Transfer agent and registrar fees	65,000
Miscellaneous fees and expenses	535,900

$3,343,400

      On November 16, 2004, certain of our stockholders sold 12,000,000 shares of common stock, including the underwriters over allotment, at a price of $22.50 per share in a firm commitment underwritten offering. We did not receive any proceeds from this sale.
Sales of Unregistered Securities
      During the past fiscal year, we issued unregistered securities to a limited number of persons, as described below. None of these transactions involved any underwriters or public offerings.
      On February 9, 2004, we issued 18,350 shares of common stock to an employee for an aggregate amount of $182,680 in connection with the exercise of stock options granted under our 1997 Stock Option Plan. These securities were issued pursuant to an employee benefit plan, in a transaction exempt from the registration requirements of the Securities Act in reliance upon Rule 701 of the Securities Act.
      On February 10, 2004, we issued 385,056 shares of common stock for an aggregate amount of $1,116,576 in connection with the early exercise of stock options granted under our 1997 Stock Option Plan. These securities were issued pursuant to an employee benefit plan, in a transaction exempt from the registration requirements of the Securities Act in reliance upon Rule 701 of the Securities Act.
      On February 16, 2004, we issued 154,140 shares of common stock to an employee for an aggregate amount of $868,080 in connection with the exercise of stock options granted under our 1997 Stock Option Plan. These securities were issued pursuant to an employee benefit plan, in a transaction exempt from the registration requirements of the Securities Act in reliance upon Rule 701 of the Securities Act.

      On March 19, 2004, we issued 3,670 shares of common stock for an aggregate of $41,090 in connection with the exercise of stock options under our 1997 Stock Option Plan. These securities were issued pursuant to an employee benefit plan, in a transaction exempt from the registration requirements of the Securities Act in reliance upon Rule 701 of the Securities Act.
      In March, April and May of 2004, we issued 1,149,424 shares of common stock to employees for an aggregate amount of $7,284,737.78 in connection with the exercise of stock options granted under our 1997 Stock Option Plan. These securities were issued pursuant to an employee benefit plan, in a transaction exempt from the registration requirements of the Securities Act in reliance upon Rule 701 of the Securities Act.
      In May 2004, we granted options to purchase an aggregate of 1,313,860 shares of common stock under our 2004 Stock Plan to employees, non-employee directors and advisors. 550,500 of these options have an exercise price of $13.34 per share and 763,360 of these options have an exercise price of $20.00 per share. We received no payment from optionees upon issuance of these options. These securities were issued pursuant to an employee benefit plan, in a transaction exempt from the registration requirements of the Securities Act in reliance upon Rule 701 of the Securities Act.
Dividend Policy
      We have never declared or paid any cash dividends on our common stock and do not anticipate paying any cash dividends on our common stock in the foreseeable future. In addition, our revolving credit facility and our senior notes restrict our ability to pay dividends to our stockholders based upon our prior year’s consolidated EBITDA and our consolidated net worth, respectively. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Credit Facilities and Other Indebtedness”. We were in compliance with these covenants as of January 1, 2005.
Equity Compensation Plans
      The information under the heading “Executive Compensation — Equity Compensation Plan Information as of Fiscal Year-End” in our Proxy Statement relating to our 2005 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 6.	SELECTED FINANCIAL DATA
      You should read the selected historical consolidated financial and other data set forth below in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our audited consolidated financial statements and the related notes included elsewhere in this report. In the opinion of management, the audited consolidated financial statements reflect all adjustments which are necessary to summarize fairly our financial position and our results of operations and cash flows for the periods presented. We have derived the historical consolidated statement of operations data for our fiscal years 2004, 2003 and 2002 and the historical consolidated balance sheet data as of the end of our fiscal years 2004 and 2003 from our audited consolidated financial statements included elsewhere in this report. We have derived the historical consolidated statement of operations data for our fiscal year 2001 and 2000 and the historical consolidated balance sheet data as of the end of our fiscal years 2002, 2001 and 2000 from our audited historical consolidated financial statements that are not included in this report. The historical results presented below are not necessarily indicative of the results to be expected for any future period.

	Fiscal Year(1)

	2004	2003	2002	2001	2000

Statement of Operations Data:
Revenue:
Direct revenue	$970,646	$924,296	$867,799	$787,170	$735,183
Retail revenue	499,074	407,238	305,791	262,330	207,574
Financial services revenue(2)	78,104	58,278	46,387	27,329	—
Other revenue(3)	8,150	2,611	4,604	770	4,635

Total revenue	1,555,974	1,392,423	1,224,581	1,077,599	947,392
Cost of revenue	925,665	827,528	735,445	662,186	597,434

Gross profit	630,309	564,895	489,136	415,413	349,958
Selling, general and administrative expenses	533,094	479,964	413,135	353,462	297,986

Operating income	97,215	84,931	76,001	61,951	51,972
Interest income	601	408	443	404	487
Interest expense	(8,178)	(11,158)	(8,413)	(7,307)	(5,604)
Other income(4)	10,443	5,612	4,708	4,387	6,749

Income before provision for income taxes	100,081	79,793	72,739	59,435	53,604
Provision for income taxes	35,085	28,402	25,817	21,020	18,824

Net income	64,996	51,391	46,922	38,415	34,780
Less: Cumulative redeemable convertible preferred stock dividend	—	—	—	(3,901)	(3,569)

Income available to common stockholders	$64,996	$51,391	$46,922	$34,514	$31,211

Basic earnings per share	$1.06	$0.99	$0.94	$0.77	$0.74
Diluted earnings per share	$1.03	$0.93	$0.88	$0.71	$0.66
Weighted average basic shares outstanding (000’s)	61,277	52,060	49,899	44,920	42,308
Weighted average diluted shares outstanding (000’s)	63,277	55,307	53,400	53,742	52,567
Selected Balance Sheet Data (as of end of period):
Cash and cash equivalents(5)	$248,184	$192,581	$178,636	$109,755	$27,724
Working capital	274,746	228,580	188,229	100,082	32,103
Total assets	1,228,231	963,553	834,968	646,690	426,145
Total debt	148,152	142,651	161,452	62,545	24,054
Total redeemable convertible preferred stock(6)	—	—	—	—	42,323
Total stockholders’ equity	566,354	372,515	259,530	212,075	129,911

	Fiscal Year(1)

	2004	2003	2002	2001	2000

Selected Cash Flow Data
Net cash flows from operating activities	$47,018	$67,236	$55,692	$69,373	$41,329
Net cash flows from investing activities	(127,170)	(93,718)	(84,510)	(71,678)	(74,383)
Net cash flows from financing activities	135,755	40,427	97,699	84,336	17,793
Other Data:
Number of catalogs mailed (000’s)	120,383	103,976	96,723	83,520	76,011
Number of destination retail stores (at end of period)	10	9	8	7	7
Total gross square footage (at end of the period)	1,317,060	1,140,709	893,810	707,868	707,868
Average sales per gross square foot(7)	$398	$386	$381	$367	$354
Comparable store sales growth(8)	(0.6)%	0.2%	3.7%	3.8%	6.2%
Depreciation and amortization	$29,843	$26,715	$23,539	$17,355	$14,681
Capital expenditures	52,568	72,972	53,387	47,257	64,615
Purchases of marketable securities(9)	74,492	18,201	32,821	13,768	7,452
EBITDA(10)	$137,501	$117,258	$104,248	$83,693	$73,402
EBITDA margin(11)	8.8%	8.4%	8.5%	7.8%	7.7%

(1)	Our fiscal years are based on the 52-53 week period ending on the Saturday closest to December 31. Our fiscal years 2004, 2002, 2001 and 2000 consisted of 52 weeks and our fiscal year 2003 consisted of 53 weeks.

(2)	On March 23, 2001, we purchased the remaining 50% ownership interest in Cabela’s Card, LLC that we did not previously own and formed a new wholly-owned bank subsidiary, World’s Foremost Bank. The financial results of the bank were consolidated with our results beginning March 23, 2001.

(3)	Other revenue consists primarily of revenue from our real estate and travel businesses.

(4)	Other income primarily consists of interest earned on economic development bonds, gains on sales of marketable securities and equity in undistributed net earnings (losses) of equity method investees.

(5)	At fiscal year end 2004, 2003, 2002 and 2001, cash and cash equivalents at World’s Foremost Bank were $58.1 million, $77.2 million, $35.0 million and $34.4 million, respectively, which is included in our consolidated cash and cash equivalents. Due to regulatory restrictions, our ability to use this cash for non- banking operations, including for working capital for our direct or retail businesses or for destination retail store expansion, may be limited. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Bank Dividend Limitations and Minimum Capital Requirements”.

(6)	In September 2001, all outstanding shares of cumulative redeemable convertible preferred stock were converted to non-voting common stock.

(7)	Average sales per gross square foot includes sales and square footage of stores that are open at the beginning of the period and at the end of the period.

(8)	Stores are included in our comparable store sales base the first day of the month following the fifteen month anniversary of its opening or expansion by greater than 25% of total square footage. The percentages shown are based on a 52 to 52 week comparison. We previously reported 2003 on a 53 to 52 week basis as 2.4%.

(9)	This amount consists primarily of purchases of economic development bonds, the proceeds of which are used to construct our destination retail stores and related infrastructure. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Retail Store Expansion”.

(10)	When we use the term “EBITDA”, we are referring to net income minus interest income plus interest expense, income taxes and depreciation and amortization. We present EBITDA because we consider it an important supplemental measure of our performance and believe it is frequently used by securities analysts, investors and other interested parties in the evaluation of companies in our industry. We also use EBITDA to determine our compliance with some of the covenants under our revolving credit facility.
       EBITDA has limitations as an analytical tool and you should not consider it in isolation or as a substitute for net income, operating income, cash flows from operating, investing or financing activities or any other measure calculated in accordance with generally accepted accounting principles. Some of these limitations are:

•	EBITDA does not reflect our cash expenditures or future requirements for capital expenditures or capital commitments;

•	EBITDA does not reflect changes in, or cash requirements for, our working capital needs;

•	EBITDA does not reflect the interest expense or cash requirements necessary to service interest or principal payments on our debt;

•	Although depreciation and amortization are non-cash charges, the assets being depreciated and amortized will often have to be replaced in the future, and EBITDA does not reflect any cash requirements for such replacements; and

•	Other companies in our industry may calculate EBITDA differently than we do, limiting its usefulness as a comparative measure.
      Because of these limitations, EBITDA should not be considered as a measure of discretionary cash available to us to invest in the growth of our business and we rely primarily on our GAAP results and use EBITDA only supplementally.
      The following table reconciles EBITDA to net income:

	Fiscal Year(1)

	2004	2003	2002	2001	2000

		(Dollars in thousands)
Net income	$64,996	$51,391	$46,922	$38,415	$34,780
Deprecation and amortization	29,843	26,715	23,539	17,355	14,681
Interest income	(601)	(408)	(443)	(404)	(487)
Interest expense	8,178	11,158	8,413	7,307	5,604
Income taxes	35,085	28,402	25,817	21,020	18,824

EBITDA	$137,501	$117,258	$104,248	$83,693	$73,402

(1)	EBITDA margin is defined as our consolidated EBITDA as a percentage of our consolidated revenue.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
      The following discussion and analysis of financial condition, results of operations, liquidity and capital resources should be read in conjunction with our audited consolidated financial statements and notes thereto appearing elsewhere in this Form 10-K. This discussion contains forward-looking statements that involve risks and uncertainties, including information with respect to our plans, intentions and strategies for our businesses. See “Special Note Regarding Forward-Looking Statements.” For additional information regarding some of the risks and uncertainties that affect our business and the industries in which we operate, please see “Factors Affecting Future Results”. Our actual results may differ materially from those estimated or projected in any of these forward-looking statements.
Overview
      We are the nation’s largest direct marketer, and a leading specialty retailer, of hunting, fishing, camping and related outdoor merchandise. Since our founding in 1961, Cabela’s has grown to become one of the most well-known outdoor recreation brands in the United States. Through our well-established direct business and our growing number of destination retail stores, we believe we offer the widest and most distinctive selection of high quality outdoor products at competitive prices while providing superior customer service. Our multi-channel retail model — catalog, Internet and destination retail stores — strategically positions us to meet our customer’s ever-growing needs. Our extensive product offering consists of approximately 245,000 stock keeping units, or SKUs, and includes hunting, fishing, marine and camping merchandise, casual and outdoor apparel and footwear, optics, vehicle accessories, gifts and home furnishings with an outdoor theme. Our co-branded credit card provides revenue from credit and interchange fees and offers us the opportunity to enhance our merchandising business revenue by reinforcing our brand and increasing customer loyalty. To best reflect our operations, we organize the financial reporting of our business into the following three segments:

•	Direct, which consists of our catalogs and website;

•	Retail, which consists of our destination retail stores; and

•	Financial Services, which consists of our credit card business, which is managed and administered by our wholly-owned bank subsidiary, World’s Foremost Bank.
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
Revenue
      Revenue consists of sales of our products and services. Direct revenue includes sales from orders placed over the phone, by mail and through our website and includes customer shipping charges. Retail revenue includes all sales made at our destination retail stores and is driven by sales at new stores and changes in comparable store sales. A store is included in our comparable store sales base on the first day of the month following the fifteen month anniversary of its opening or expansion by greater than 25% of total square footage. Financial Services revenue includes securitization income, interest income and interchange and other fees net of reward program costs, interest expense and credit losses from our credit card operations.
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
Trends and Opportunities
      Competitors aggressively building new stores. Our competitors are actively building retail stores in our markets. We seek to increase our merchandising revenue by continuing to make significant investments in new destination retail stores, in initiatives to improve our website and enhance our customer database and in analysis tools to improve our catalog marketing, which is the primary form of marketing for our merchandising business.
      Increased gas prices. Increases in gas prices could affect us more negatively than our other retail competition. We rely on destination retail store formats where some of our customers must drive hundreds of miles to visit our stores. If gas prices continue to increase, customers may opt to shop at competitors located closer to large populations.
      Catalog production and circulation costs. Over the last several years, catalog production and circulation costs have increased more rapidly than Direct revenues. This has been caused by a variety of factors, including our strategy to use our catalog as an advertising and marketing tool for our entire business, including mailing additional catalogs into markets where we have destination retail stores, the established nature of our Direct business, and an increase in competition from new brick and mortar retail stores as well the presence of our own destination retail stores in new markets. Due to the benefit the catalogs provide to our Retail business, and additional revenues in our Direct business related to increased circulation, we plan to continue to increase our catalog circulation despite this increase in cost. In order to compensate for increased costs, we plan to maximize the operating efficiencies of our Direct business by decreasing operating costs in other areas of the business, such as reducing order processing and distribution costs.
      Effect of retail expansion on direct business. When we open a destination retail store in a new market, our Direct revenues in that market generally experience a decline during the first twelve months of the new store opening despite a substantial increase in our Retail revenues in that market due to the presence of our destination retail store. The new retail store serves as a marketing tool in that geographic area. As a result, in the year following the opening of the destination retail store, Direct revenues in that market have historically resumed their historical growth rates.
      Investment in infrastructure. We anticipate that we will continue investing in our infrastructure to support our new destination retail stores and management information systems department to support growth in our website customer base. We expect that we will make investments in our data systems, and we expect to hire additional employees in our shared services and corporate overhead areas, in a manner appropriate to support our revenue growth.
      Our new destination retail store expansion plans will require significant capital expenditures and effort. We have developed and refined our destination retail store model and we anticipate that based upon historical data and construction analyses for anticipated new destination retail stores the average initial investment to construct a large-format destination retail store will range from approximately $40 million to $80 million depending on the size of the store and the amount of public improvements necessary. This investment includes the cost of real estate, site work, public improvements such as utilities and roads, buildings, equipment, fixtures (including taxidermy) and inventory. See “— Liquidity and Capital Resources — Retail Store Expansion.” Where appropriate, we intend to continue to utilize economic development arrangements with state and local governments to offset some of these costs and improve the return on investment on new destination retail stores. We also will seek to improve our Retail segment operating performance through investments in new systems, including product analysis software, which we believe will help us analyze and expand our product margins, and store associate scheduling analysis tools, which we believe will help increase our labor efficiencies as we expand into new markets.
      We currently operate ten destination retail stores, including our new 176,000 square foot destination retail store in Wheeling, West Virginia, which we opened in August 2004. In addition, we currently intend to open four new large-format destination retail stores in 2005. Our failure to obtain or negotiate economic development packages with local and state governments could cause us to significantly alter our destination retail store strategy or format and/or delay the construction of one or more of our destination retail stores and could adversely affect our revenues, cash flows and profitability. Our Wheeling, West Virginia destination retail store added 15.4% to our retail square footage in 2004. We anticipate that the four large-

format destination retail stores we currently plan to open in 2005 will add approximately 750,000, or 57%, to our retail square footage in 2005.
      Saturation of our credit card. We anticipate that Financial Services revenue will increase as our portfolio of managed receivables matures, and we will seek to further increase Financial Services revenue by attracting new cardholders through low cost targeted marketing and enhancing our loyalty program to encourage increased customer usage of our credit cards. We are also exploring the further expansion of our Financial Services segment by offering to manage co-branded VISA credit cards for selected other businesses, similar to our recent arrangements with International Speedway Corporation and Woodworkers Supply, Inc. See “Business — Financial Services Business — Third Party Card Programs”. We will seek to control costs in our Financial Services segment by managing default rates, delinquencies and charge-offs by continuing our underwriting and account management standards and practices. We anticipate that we will continue to sell our credit card loans in the securitization markets and manage those customer accounts at the bank.
      Automated payment opportunities for consumers and fee changes. In our Financial Services segment, we have experienced a downward trend in the quantity of transactions and the amount of fee income as a percentage of outstanding managed credit card loans. We believe that the reason for this trend is the increase in the number of payment options, such as payment via the Internet, which has decreased the amount of fee income collected. During fiscal 2004, in response to the declines in the quantity of fee transactions, we adjusted our fee schedules to reduce further decline in fee income as a percentage of managed credit card loans. We do not believe that this trend will have a material effect on the results of our Financial Services segment in the future.
      We have also experienced an increase in interchange fee income as VISA has raised the interchange rate charged to merchants. In 2004, this change accounted for a $1.4 million increase in revenue, or 1.8% of our total Financial Services revenue.
Influences on Period Comparability
      We believe that the following factors have the potential to materially impact the comparability of our results of operations if they differ from period to period:

•	New destination retail store openings. The timing and number of our new destination retail store openings will have an impact on our results. First, we incur one-time expenses related to opening each new destination retail store. New store expenses for our large-format destination retail stores, the majority of which are incurred prior to the store’s opening, have averaged approximately $4.3 million per store and are expensed as incurred. Historically, we have received support from our vendors in a variety of forms including merchandise, purchase volume discounts and cooperative advertising allowances. This support has helped to offset the cost of opening our new destination retail stores and is typically recorded in selling, general and administrative expenses, but as we begin to open more than one destination retail store in a year the support that we receive is likely to decrease on a per store basis. Second, most destination retail store expenses vary proportionately with revenue, but there is also a fixed cost component, consisting primarily of occupancy costs, utilities and management overhead. These fixed costs typically result in lower store profitability when a new destination retail store opens. Due to both of these factors, a new destination retail store opening may result in temporary declines in operating income, both in dollars and/or as a percentage of revenue. As the number of destination retail stores increases, the fixed costs will be spread over a broader Retail revenue base and should not represent the same disproportionate percentage of revenue in the future.

•	Securitization of credit card receivables. During the first quarter of 2003, we completed two securitization transactions, which resulted in a reduction in securitization income of $1.3 million. We completed a securitization transaction in the second quarter of 2004 in which we sold $75.0 million of fixed rate notes and $175.0 million of floating rate notes, which contributed to a reduction in securitization income of $3.1 million. These reductions in securitization income do not have a material impact on the full fiscal year 2004 results when compared to the prior full fiscal year results. We expect to complete a securitization transaction in the third or fourth fiscal quarter of 2005.

•	Rapid interest rate changes. During periods of falling interest rates, our Financial Services segment generally benefits as the variable rate of interest paid in connection with our securitization programs and borrowings generally falls more rapidly than the interest rates charged to our cardholders. During periods of rising interest rates, we generally experience the opposite effect. Interest rates have generally declined or been steady in the periods presented in our selected financial data. The recent increases in interest rates have not materially impacted the operating results of our Financial Services segment as we have obtained favorable fixed interest rates for a portion of our securitizations and borrowings and have been able to increase the interest rates paid by our cardholders. We cannot assure you that we will be able to obtain similar fixed interest rates for our securitizations and borrowings in the future. See “Factors Affecting Future Results — Risks Related to Our Financial Services Business — Changes in interest rates could have a negative impact on our earnings.”

•	Changes in segment mix. We record direct labor expenses of our Retail segment and all of the costs of our Financial Services segment in selling, general and administrative expenses. Therefore, an increase in the revenue of those segments will generally be accompanied by an increase in selling, general and administrative expenses. In addition, as discussed above, our Financial Services segment does not have costs classified as cost of revenue. If revenues in our Retail or Financial Services segments grow at a disproportionate rate compared to our Direct segment, our results will reflect the disproportionate effect on gross profit and selling, general and administrative expenses that results from our classification of these expenses.

•	Seasonality. Our revenues are seasonal in nature due to holiday buying patterns and hunting and fishing season openings across the country. Our merchandise revenues are typically higher in the third and fourth quarters than in the first and second quarters. See “Quarterly Results of Operations and Seasonal Influences.”

•	Compensation Charge. On May 1, 2004, we granted options to purchase 550,500 shares of our common stock with an exercise price of $13.34 per share. These options vest in five equal annual installments commencing on January 1, 2005. We will incur a total pre-tax compensation charge of approximately $3.7 million which is equal to the difference between the initial public offering price of $20.00 per share and the exercise price of $13.34 per share multiplied by the number of options granted. This charge will be amortized to expense over the vesting period of the options. A pre-tax compensation charge of $1.7 million was incurred in fiscal 2004, and we anticipate pre-tax compensation charges of $0.9 million, $0.6 million, $0.3 million and $0.2 million will be incurred in fiscal years 2005, 2006, 2007 and 2008, respectively.

•	Compensation Charges for New Accounting Pronouncements. On December 15, 2004, the FASB issued FASB Statement 123R, Share Based Payment (“FASB 123R”). This revises the previously issued FASB 123. It requires public companies to record compensation at fair value for newly issued options and for the remaining outstanding unvested options as of the effective date, which is for periods beginning after June 15, 2005. We expect to incur a total non-cash pre-tax compensation charge for the outstanding unvested options of $2.0 to $3.0 million during fiscal 2005, which is in addition to the amount incurred relating to our May 1, 2004 option grants discussed above. This does not include charges for any new option grants that may be approved during fiscal 2005.

•	Land sales impact on other revenue. In fiscal 2004, the amount of land sales increased over fiscal 2003 by $5.2 million to $7.5 million compared to $2.3 million in fiscal 2003. These land sales are included in other revenue and pertain to development of land around our destination retail stores. The cost of the land is reflected in cost of sales as this land was held for sale. The timing and gross profit of these land sales can have an impact on our annual and quarterly results. The primary increase in 2004 came from a sale of land that was sold at our cost, due to the timing of the purchase and the sale of the land being in close proximity — it was sold at its fair market value. Therefore, there was no gross profit related to the sale of that land. However, we expect the development of that land to help drive customers to our destination retail stores. Total gross profit on our land sales in fiscal 2004 was $2.8 million, or 37.3%, of land sales.

•	Number of weeks in our fiscal periods. Our fiscal year ends on the Saturday closest to December 31 and, as a result, a 53rd week is added every five or six years. Fiscal year 2003 consisted of 53 weeks ended on January 3, 2004. Fiscal years 2004, 2002, 2001 and 2000 consisted of 52 weeks. In 2004, with one less week than 2003, the week impacted our total revenue growth by 1.7%. See the chart, “Fiscal 2004 vs. Fiscal 2003 Information” for information on revenue impact by segment. Our fiscal year policy only impacts our retail and direct segments. Our bank’s fiscal year ends on December 31 and therefore is not impacted by the 53rd week.

Recapitalization Transaction
      On September 23, 2003, we entered into a recapitalization transaction pursuant to which we purchased 10,922,617 shares of our common stock from existing stockholders for a price of $13.73 per share. We funded this redemption by selling 7,063,282 shares of our common stock and 7,531,273 shares of our non-voting common stock to J.P. Morgan Partners (BHCA) and its affiliates and affiliated parties of Michael R. McCarthy, one of our directors, as well as other investors at a price of $13.73 per share. As a result of this recapitalization, we received net proceeds of approximately $47.7 million, approximately $40.1 million of which was paid to employees in connection with a change in our deferred compensation plan that was required by the terms of the recapitalization documents and the remainder of which was used for general corporate purposes.
Initial Public Offering and Secondary Offering
      On June 30, 2004, we sold 6,250,000 shares of common stock at a price of $20.00 per share in our initial public offering, which consisted of a total of 8,984,375 shares of common stock. We received net proceeds of $114.2 million after payment of underwriting discounts and other expenses. We used $38.1 million of the net proceeds to repay the then outstanding balance on our line of credit. We used the remaining net proceeds for the capital expenditures and the purchase of marketable securities relating to the construction and opening of new destination retail stores.
      On November 16, 2004, certain of our stockholders sold 12,000,000 shares of their common stock, including the underwriters over allotment, at a price of $22.50 per share in a firm commitment underwritten offering. We did not receive any proceeds from this sale. We incurred $0.6 million in transaction costs, which were expensed as incurred and recorded in selling, general and administrative costs in our Other segment.

Results of Operations
      Our fiscal year ends on the Saturday closest to December 31. Fiscal year 2003 consisted of 53 weeks, while fiscal years 2002 and 2004 each consisted of 52 weeks. Our operating results for fiscal years 2004, 2003 and 2002, expressed as a percentage of revenue, were as follows:

	Fiscal Years

	2004	2003	2002

Revenue	100.0%	100.0%	100.0%
Cost of revenue	59.5	59.4	60.1

Gross profit	40.5	40.6	39.9
Selling, general and administrative expenses	34.3	34.5	33.7

Operating income	6.2	6.1	6.2

Interest income	0.0	0.0	0.0
Interest expense	(0.5)	(0.8)	(0.7)
Other income (net)	0.7	0.4	0.4

Total other expense	0.2	(0.4)	(0.3)

Income before provision for income taxes	6.4	5.7	5.9
Income tax expense	2.3	2.0	2.1

Net income	4.1%	3.7%	3.8%

Segment Information
      The following table sets forth the revenue and operating income of each of our segments for fiscal years 2004, 2003 and 2002.

	Fiscal Years

	2004	2003	2002

	(Dollars in thousands)
Direct revenue	$970,646	$924,296	$867,799
Retail revenue	499,074	407,238	305,791
Financial services revenue	78,104	58,278	46,387
Other revenue	8,150	2,611	4,604

Total revenue	$1,555,974	$1,392,423	$1,224,581

Direct operating income	$146,765	$143,996	$134,011
Retail operating income	72,136	56,193	41,428
Financial services operating income	31,099	19,271	12,949
Other operating income (loss)	(152,785)	(134,529)	(112,387)

Total operating income	$97,215	$84,931	$76,001

As a Percentage of Total Revenue:
Direct revenue	62.4%	66.4%	70.8%
Retail revenue	32.1	29.2	25.0
Financial services revenue	5.0	4.2	3.8
Other revenue	0.5	0.2	0.4

Total revenue	100.0%	100.0%	100.0%

	Fiscal Years

	2004	2003	2002

	(Dollars in thousands)
As a Percentage of Segment Revenue:
Direct operating income	15.1%	15.6%	15.4%
Retail operating income	14.5%	13.8%	13.5%
Financial services operating income	39.8%	33.1%	27.9%
Total operating income(1)	6.2%	6.1%	6.2%

(1)	The percentage set forth is a percentage of consolidated revenue rather than revenue by segment as it is based upon our consolidated operating income. A separate line item is not included for Other operating income as this amount is reflected in the total operating income amount, which reflects our consolidated operating results.
      For credit card loans securitized and sold, the loans are removed from our balance sheet and the net earnings on these securitized assets after paying outside investors are reflected as a component of our securitization income on a GAAP basis. The following table summarizes the results of our Financial Services segment for fiscal year 2004, 2003 and 2002 on a GAAP basis with interest and fee income, interest expense and provision for loan losses for the credit card receivables we own reported in net interest income. Non-interest income on a GAAP basis includes servicing income, gains on sales of loans and income recognized on retained interest for the entire securitized portfolio, as well as, interchange income on the entire managed portfolio.
Financial Services Revenue as reported in the Financial Statements:

	Fiscal Years

	2004	2003	2002

	(Dollars in thousands)
Interest and fee income	$12,735	$7,858	$5,284
Interest expense	(3,063)	(3,226)	(3,474)

Net interest income	9,672	4,632	1,810

Non-interest income:
Securitization income(1)	96,466	74,472	60,727
Other non-interest income	24,905	19,050	14,979

Total non-interest income	121,371	93,522	75,706

Less: Customer rewards costs	(52,939)	(39,876)	(31,129)

Financial Services revenue	$78,104	$58,278	$46,387

(1)	For the fiscal years ended 2004, 2003 and 2002, we recognized gains on sale of credit card loans of $8.9 million, $5.9 million and $7.7 million respectively, which are reflected as a component of securitization income.
      Our “managed” credit card loans represent credit card loans we own plus securitized credit card loans. Since the financial performance of the managed portfolio has a significant impact on the earnings we will receive from servicing the portfolio, we believe the following table on a “managed” basis is important information to analyze our revenue in the Financial Services segment. This non-GAAP presentation reflects the financial performance of the credit card loans we own plus those that have been sold for the fiscal years ended 2004, 2003 and 2002 and includes the effect of recording the retained interest at fair value. Interest, interchange (net of customer rewards) and fee income on both the owned and securitized portfolio is recorded in their respective line items. Interest paid to outside investors on the securitized credit card loans is included with other interest costs and included in interest expense. Credit losses on the entire managed portfolio are included in provision for loan losses. Although our financial statements are not presented in this manner, management reviews the performance of its managed portfolio in order to evaluate the effectiveness of its origination and collection activities, which ultimately affects the income we will receive for servicing the portfolio. The securitization of credit card loans primarily converts interest income, interchange income, credit card fees, credit losses and other income and expense related to the securitized loans into securitization income.
Managed Financial Services Revenue:

	Fiscal Year

	2004	2003	2002

	(Dollars in thousands except other data)
Interest income	$71,309	$54,412	$42,579
Interchange income, net of customer reward costs	36,493	28,945	19,034
Other fee income	16,841	13,605	12,905
Interest expense	(26,750)	(21,361)	(15,352)
Provision for loan losses	(20,208)	(17,380)	(13,167)
Other	419	57	388

Managed Financial Services revenue	$78,104	$58,278	$46,387

As a Percentage of Managed Credit Card Loans Managed Financial Services Revenue:
Interest income	8.0%	7.7%	7.9%
Interchange income, net of customer reward costs	4.1%	4.1%	3.6%
Other fee income	1.9%	1.9%	2.4%
Interest expense	(3.0)%	(3.0)%	(2.9)%
Provision for loan losses	(2.3)%	(2.4)%	(2.5)%
Other	0.0%	0.0%	0.1%

Managed Financial Services revenue	8.7%	8.3%	8.6%

Average reported credit card loans	$82,526	$61,850	$47,734
Average managed credit card loans	$888,730	$705,265	$536,682
Fiscal 2004 vs. Fiscal 2003 Information:
      Information on the extra week of the fiscal year ended January 3, 2004 is provided to allow investors to separate the impact of this extra week on reported results in comparison to reported results for the fiscal year ended January 1, 2005. Management believes these measurements are an important analytical tool to aid in understanding underlying operating trends without distortion due to the extra week included in fiscal 2003.

	Period Ending			Excluding Extra Week

	January 1,	January 3,				Comparable
	2005	2004	%	January 3,	%	Store Sales
	(52 weeks)	(53 weeks)	Incr/(Decr)	2004	Incr/(Decr)	Growth(2)

52 weeks vs. 53 weeks
Direct revenue(1)	$970,646	$924,296	5.0%	$910,270	6.6%
Retail revenue(1)	499,074	407,238	22.6%	401,233	24.4%	(0.6)%
Financial services revenue(3)	78,104	58,278	34.0%	58,278	34.0%
Other revenue	8,150	2,611	n/a	2,611	n/a

Total revenue	$1,555,974	$1,392,423	11.7%	$1,372,392	13.4%

(1)	In the 52-week vs. 53-week period we take out week 1 of our fiscal year 2003 in order to show a comparable like calendar year. Week 1 of fiscal year 2003 accounted for $14.0 million and $6.0 million, respectively, of Direct and Retail revenue.

(2)	Comparable store sales growth is calculated on a 52-week basis.

(3)	Our Financial Services revenue is not adjusted for the extra week as the year end of our wholly-owned bank subsidiary, World’s Foremost Bank, corresponds to a calendar year end of December 31, therefore there is no adjustment for the extra week.
Fiscal Year 2004 Compared to Fiscal Year 2003
Revenue
      Revenue increased by $163.6 million, or 11.7%, to $1,556.0 million in fiscal 2004 from $1,392.4 million in fiscal 2003 as we experienced revenue growth in each of our segments. We had 53 weeks in fiscal 2003 versus 52 weeks in fiscal 2004. On a comparative 52 week basis, revenue increased by 13.4%.
      Direct Revenue. Direct revenue increased by $46.3 million, or 5.0%, to $970.6 million in fiscal 2004 from $924.3 million in fiscal 2003 primarily due to growth in sales through our website. When we adjust for the extra week in fiscal 2003, our direct revenues grew by 6.6%. The number of customer packages shipped increased by 5.3% to 8.1 million in fiscal 2004. Circulation of our catalogs increased by 3.3 billion pages, or 10.6%, to 34.5 billion pages in fiscal 2004 from 31.2 billion pages in fiscal 2003. The number of active customers, which we define as those customers who have purchased merchandise from us in the last twelve months, increased by 6.1% to approximately 4.2 million in fiscal 2004 over fiscal 2003. The product categories that contributed the largest dollar volume increase to our Direct revenue growth included work wear, home furnishings and archery with paint ball being our fastest growing category in the Direct segment for fiscal 2004.
      Retail Revenue. Retail revenue increased by $91.8 million, or 22.5%, to $499.1 million in fiscal 2004 from $407.2 million in fiscal 2003 due to increased new store sales of $99.8 million. Retail revenue increased 24.4% on a comparative 52 week basis. Revenue for stores in our comparable base decreased by $8.0 million compared to fiscal 2003. We believe that the decrease is primarily attributable to the extra week in fiscal 2003. Our comparable store sales on a 52 week basis decreased 0.6%. The product categories that contributed the largest dollar volume increase to our Retail revenue growth included firearms, archery, and optics with paint ball being our fastest growing category in the Retail segment for fiscal 2004.
      Financial Services Revenue. Financial Services revenue increased by $19.8 million, or 34.0%, to $78.1 million in fiscal 2004 from $58.3 million in fiscal 2003, due to an increase in securitization income of $22.0 million, an increase in other non-interest income of $5.9 million and an increase in net interest and fee income of $5.0 million. The 29.5% increase in securitization income was primarily a result of interchange income increasing by $20.6 million as our customers’ VISA net purchases increased by 26.9%. In addition, an increase in VISA rates improved interchange income by $1.4 million for the fiscal year. The increase in securitization income was partially offset by an increase in customer reward costs of $13.1 million, or 32.8%. These costs generally increase proportionately with the amount of customer VISA purchases. We had various promotions in the fourth fiscal quarter where customers earned additional rewards, which caused reward points expense to increase at a higher rate than VISA purchases. Compared to fiscal 2003, the number of average active accounts grew by 18.5% to 618,951 and the average balance per active account grew by 6.3% to approximately $1,436.
Gross Profit
      Gross profit increased by $65.4 million, or 11.6%, to $630.3 million in fiscal 2004 from $564.9 million in fiscal 2003. As a percentage of revenue, gross profit declined slightly to 40.5% for fiscal 2004, compared to 40.6% in fiscal 2003. Our Financial Services revenue growth of $19.8 million, which does not have any corresponding increase in cost of revenue, provided for an increase of 0.5% to the gross profit as a percent of revenue. However, this was offset by a decline in merchandising margin as discussed below of 0.4% of revenue and a decline of 0.2% in gross profit on our other revenue due to a sale of land with no gross profit.
      Merchandising Business. The gross profit of our merchandising business increased by $46.8 million, or 9.3%, to $551.5 million in fiscal 2004 from $504.7 million in fiscal 2003. As a percentage of revenue, gross profit declined by 0.4% to 37.5% in fiscal 2004, from 37.9% in fiscal 2003. The decline was attributable to increased promotional activities, increased freight costs and a decrease in our net shipping margin. Promotional activity recorded in net revenue had a negative impact on gross merchandising margin of 0.8%. Increased freight costs of $5.5 million contributed to 0.3% of the decrease in our gross profit margin. And finally, a decrease in net shipping margin (shipping income less shipping expense) decreased our merchandising gross profit by 0.1%. These decreases were partially offset by improved merchandising practices.
Selling, General and Administrative Expenses
      Selling, general and administrative expenses increased by $53.1 million, or 11.1%, to $533.1 million in fiscal 2004 from $480.0 million in fiscal 2003. Selling, general and administrative expenses were 34.3% of revenue in fiscal 2004, compared to 34.5% in fiscal 2003. The most significant factors contributing to the increase in selling, general and administrative expenses included:

•	Selling, general and administrative expenses attributed to shared services comprised $17.0 million of the total increase in selling, general and administrative expense and increased primarily as a result of the addition of new employees, which increased salary and wages, related taxes, insurance and benefits, and 401(k) matching expense by $14.7 million. The additional new employees were hired primarily in the distribution department, relating to the new distribution center in Wheeling, West Virginia. In addition to new employees, there was a $1.7 million compensation charge related to stock options granted at less than fair market value under our 2004 stock plan, which was included in the increase in salary and wages. Professional fees increased over the prior year by $1.9 million. $0.6 million is attributable to costs of the secondary offering that were expensed in the fourth fiscal quarter. We also incurred increases in various selling, general and administrative expense line items, which in total were $0.8 million, and were related to moving an operation to a new location.

•	Direct selling, general and administrative expenses comprised $12.9 million of the total increase in selling, general and administrative expense and increased primarily as a result of an increase in catalog production costs of $12.4 million, or 9.2%. Catalog costs increased to $146.4 million, or 15.1% of Direct revenue in fiscal 2004, from $134.0 million, or 14.5% of Direct revenue in fiscal 2003. This increase in catalog costs as a percent of our Direct revenue was primarily due to the following factors: sales in the first half of the year that were below our expectations and our continued use of our catalog as a marketing tool to increase brand awareness and to encourage customers to visit our destination retail stores. Our credit card discount fees increased by $1.1 million but were still in line with the increase as a percentage of revenue. All other costs remained flat as a percentage of revenue.

•	Retail selling, general and administrative expenses comprised $15.2 million of the total increase in selling, general and administrative expense primarily due to new store operating costs of $16.4 million, which were offset by a reduction in comparable store costs of $1.2 million. Included in the new store costs were our pre-opening and expansion costs, which decreased by $3.4 million over fiscal 2003. In 2004, we opened a 176,000 square foot store as compared to 2003 when we opened a 247,000 square foot store. The size of the store impacted the pre-opening costs. The pre-opening costs include vendor cooperative payments and direct reimbursement advertising that reduced the pre-opening costs of our stores. Included in the comparable store costs was a reduction in salary and wages of $2.1 million due to better payroll management and scheduling practices. Total advertising remained flat as a percent of revenue for the year at 1.8% of revenue. Total salary and wages, including new stores, decreased as a percent of retail revenue by 0.8% to 11.2% in fiscal 2004, from 12.0% in fiscal 2003.

•	Financial Services selling, general and administrative expenses comprised $8.0 million of the total increase in selling, general and administrative expense. Third-party data processing services increased by $2.3 million, as the number of credit card transactions increased. Salary and wages along with bonus and other related wage costs increased $2.2 million with the growth of the bank. Advertising and promotion costs related to new account acquisitions increased by $1.7 million and bad debt expense increased by $0.9 million as the amount of managed receivables outstanding increased. As a percentage of managed receivables our bad debt expense decreased and continued to be well below industry standards. Postage increased by $0.8 million, but as a percentage of revenue it decreased.

Operating Income
      Operating income increased by $12.3 million, or 14.5%, to $97.2 million in fiscal 2004 from $84.9 million in fiscal 2003 primarily due to the factors discussed above.
Other Income
      Other income increased by $4.8 million to $10.4 million in fiscal 2004 from $5.6 million in fiscal 2003 primarily due to an increase in interest earned from economic development bonds of $2.5 million and due to a gain on the sale of our investment in Great Wolf Lodge, LLC.
Interest Expense
      Interest expense decreased by $3.0 million in fiscal 2004 to $8.2 million as compared with $11.2 million in fiscal 2003. The interest expense decrease was primarily due to changes made to our deferred compensation plan in 2003, which reduced interest by $2.4 million, a reduction in long-term and short-term borrowings and the discontinuance of our employee savings plan in December of 2003.
Income Taxes
      Our effective tax rate was 35.1% in fiscal 2004 as compared to 35.6% in fiscal 2003. This decline in the effective rate was due to prior year tax audits that were settled in our favor. We expect our effective rate to increase in fiscal 2005 as we enter more states with our destination retail stores.
Fiscal Year 2003 Compared to Fiscal Year 2002
Revenue
      Revenue increased by $167.8 million, or 13.7%, to $1,392.4 million in fiscal 2003 from $1,224.6 million in fiscal 2002 as we experienced revenue growth in our merchandising business and Financial Services segment. Revenue for fiscal 2003 included one extra week of revenue as compared to fiscal 2002. The extra week accounted for an increase of approximately 1% over fiscal 2002 revenue.
      Direct Revenue. Direct revenue increased by $56.5 million, or 6.5%, to $924.3 million in fiscal 2003 from $867.8 million in fiscal 2002 primarily due to an increased number of customer purchases or orders, particularly through our website. The number of customer orders shipped increased by 7.2% from 6.4 million in 2002 to 6.9 million in 2003. Circulation of our catalogs increased by 2.2 billion pages, or 7.7%, to 31.2 billion pages in fiscal 2003 from 29.0 billion pages in fiscal 2002 as we increased customer mailings, particularly to customers located near our destination retail stores. The number of active customers, which we define as those customers who have purchased merchandise from us in the last twelve months, increased by 4.9% to approximately 4.0 million in fiscal 2003 over fiscal 2002. The product categories that contributed the largest dollar volume increase to our Direct revenue growth included women’s and children’s casual clothing, camping, and auto/ ATV accessories with women’s and children’s casual clothing being our fastest growing category in the Direct segment in 2003.
      Retail Revenue. Retail revenue increased by $101.4 million, or 33.2%, to $407.2 million in fiscal 2003 from $305.8 million in fiscal 2002 primarily as a result of increased new store sales of $89.4 million. The product categories that contributed the largest dollar volume increase to our Retail revenue growth by dollar volume included hunting equipment, camping equipment, optics and tree stands with women’s and children’s casual clothing being our fastest growing category in the Retail segment in 2003.
      Financial Services Revenue. Financial Services revenue increased by $11.9 million, or 25.6%, to $58.3 million in fiscal 2003 from $46.4 million in fiscal 2002 primarily as a result of an increase in both the number of active accounts and the average balance for these accounts, a decline in interest rates and an increase in interchange income. During fiscal 2003, the number of active accounts grew by 20.7% to 523,458 and the average balance per active account grew by 9.0% to approximately $1,347. We believe the growth in average balance resulted from customers’ desire to receive benefits under our rewards program and due to the continued maturation of our account base.
Gross Profit
      Gross profit increased by $75.8 million, or 15.5%, to $564.9 million in fiscal 2003 from $489.1 million in fiscal 2002. As a percentage of revenue, gross profit increased by 0.7% to 40.6% in fiscal 2003 from 39.9% in fiscal 2002 as a result of an increase in Financial Services revenue, which represented $11.9 million of the increase in gross profit and has no cost of revenue.
      Merchandising Business. The gross profit of our merchandising business increased by $66.3 million or 15.1%, to $504.7 million in fiscal 2003 from $438.3 million in fiscal 2002. As a percentage of revenue, gross profit increased by 0.6% to 37.9% in fiscal 2003 from 37.3% in fiscal 2002 as we utilized better merchandising practices.
Selling, General and Administrative Expenses
      Selling, general and administrative expenses increased by $66.9 million, or 16.2%, to $480.0 million in fiscal 2003 from $413.1 million in fiscal 2002. Selling, general and administrative expenses were 34.5% of revenue in fiscal 2003, compared to 33.7% in fiscal 2002. As a percentage of revenue, Direct selling, general and administrative expenses increased while Retail and Financial Services selling, general and administrative expenses remained consistent with fiscal 2002 levels. The most significant factors contributing to the increase in selling, general and administrative expenses included:

•	Selling, general and administrative expenses attributed to shared services comprised $19.7 million of the total increase in selling, general and administrative expenses and increased primarily as a result of our increased payroll and benefits of $15.3 million primarily relating to the hiring of new employees in our management information systems department. Our property taxes increased by $2.9 million, and depreciation expense increased by $1.3 million as a result of additional infrastructure. In addition, an increase in the equity and interest based components of our deferred compensation plan, which is no longer available, resulted in an increase of $2.0 million in benefit expense as compared to fiscal 2002.

•	Direct selling, general and administrative expenses comprised $18.9 million of the total increase in selling, general and administrative expense and increased primarily as a result of an increase of $9.7 million, or 7.8%, in catalog production costs, such as printing, postage and labor, as we increased catalog circulation and increased payroll and benefits of $4.4 million relating to the hiring of additional employees in this segment. Our advertising expenses increased by $2.1 million, which was generally proportional to our increase in Direct revenues. Credit card interchange fees paid by us increased by $0.9 million. Interchange fees paid by us grew because more customers purchased products through our website, for which we are charged a higher interchange rate.

•	Retail selling, general and administrative expenses comprised $22.7 million of the total increase in selling, general and administrative expense and increased primarily as a result of new store operating costs of $17.6 million. Advertising expenses increased by $2.3 million in connection with new store events. Depreciation expense and property taxes increased by $2.1 million and $1.5 million, respectively, as we added new stores and related equipment. These increases were partially offset by a decrease in pre-opening expenses, as expenses incurred in fiscal 2003 were $0.9 million lower than the expenses incurred in fiscal 2002.

•	Financial Services selling, general and administrative expenses comprised $5.6 million of the total increase in selling, general and administrative expense and increased primarily as a result of increased costs of $1.7 million for third-party data processing services as a result of an increased number of credit card transactions. In addition, we incurred increased professional fees of $1.0 million, increased costs of advertising and promotional events of $0.7 million, increased postage expenses of $0.6 million and increased wages and benefits of $1.0 million as we added employees in this segment to support its growth.
Operating Income
      Operating income increased by $8.9 million, or 11.7%, to $84.9 million in fiscal 2003 from $76.0 million in fiscal 2002 primarily due to the factors described above.
Interest Expense
      Interest expense was $11.2 million in fiscal 2003 as compared with $8.4 million in fiscal 2002 predominantly due to the full year impact of interest expense on our $125 million of long-term debt issued in a private placement in September 2002.
Income Taxes
      Our effective tax rate was 35.6% in fiscal 2003 as compared to 35.5% in fiscal 2002. We have experienced a gradual increase in our effective tax rate as we have opened stores in new states and incurred additional state income taxes.
Quarterly Results of Operations and Seasonal Influences
      Due to holiday buying patterns and hunting and fishing season openings across the country, merchandise revenues are typically higher in the third and fourth quarters than in the first and second quarters. We anticipate our revenues will continue to be seasonal in nature.

      The following table sets forth unaudited financial and operating data in each quarter during fiscal years 2004 and 2003. This quarterly information has been prepared on a basis consistent with our audited financial statements and includes all normal recurring adjustments that we consider necessary for a fair presentation of the information shown. This information should be read in conjunction with our selected financial data and audited consolidated financial statements and the notes thereto appearing elsewhere in this report. Our quarterly operating results may fluctuate significantly as a result of these and a variety of other factors, and operating results for any quarter are not necessarily indicative of results for a full fiscal year. See “— Factors Affecting Future Results” and “— Influences on Period Comparability”.

	Unaudited

	2004 (52 Weeks)				2003 (53 Weeks)

	First	Second	Third	Fourth	First	Second	Third	Fourth
	Quarter	Quarter(2)	Quarter	Quarter	Quarter(1)	Quarter	Quarter	Quarter

			(Dollars in thousands except EPS)
Net revenue	$313,917	$279,139	$383,810	$579,108	$262,303	$250,846	$331,209	$548,065
Gross profit	125,242	106,853	156,421	241,793	103,331	97,788	132,259	231,517
Operating income	12,703	3,232	25,495	55,785	6,315	5,342	17,559	55,715
Net income	8,046	1,987	16,503	38,460	3,077	3,090	10,237	34,987
Earnings per share — basic(3)	$0.14	$0.03	$0.26	$0.60	$0.06	$0.06	$0.20	$0.62
Earnings per share — diluted(3)	$0.14	$0.03	$0.25	$0.58	$0.06	$0.06	$0.19	$0.60
As a percentage of full year results:
Revenue	20.2%	17.9%	24.7%	37.2%	18.8%	18.0%	23.8%	39.4%
Gross profit	19.9%	17.0%	24.8%	38.3%	18.3%	17.3%	23.4%	41.0%
Operating income	13.1%	3.3%	26.2%	57.4%	7.4%	6.3%	20.7%	65.6%
Net income	12.4%	3.1%	25.4%	59.1%	6.0%	6.0%	19.9%	68.1%

(1)	We recognized an offset to revenue in the first fiscal quarter of fiscal 2003 of $1.3 million as a result of the completion of a securitization transaction in that quarter. See “— Influences on Period Comparability.”

(2)	We recognized an offset to revenue in the second fiscal quarter of fiscal 2004 as a result of the completion of a securitization transaction in that quarter.

(3)	Basic and diluted earnings per share are computed independently for each of the quarters presented. Due to the recapitalization transaction in 2003 and our initial public offering in the second fiscal quarter of 2004, the sum of the quarterly earnings per share may not total the amounts for the applicable periods.

Bank Asset Quality
      We securitize a majority of our credit card receivables. On a quarterly basis, we transfer eligible receivables into a securitization trust. We are required to own at least a minimum twenty day average of 5% of the interests in the securitization trust. Therefore, these retained receivables have the same characteristics as those receivables sold to outside investors. Certain accounts are ineligible for securitization because they are delinquent at the time of addition, originated from sources other than Cabela’s Club credit cards and various other requirements. The total amount of ineligible receivables we owned were $6.1 million and $1.5 million at fiscal year end 2004 and fiscal year end 2003, respectively. Of the $6.1 million in ineligible receivables outstanding at fiscal year end 2004, $5.2 million were originated from sources other than Cabela’s Club credit cards. The following table shows credit card receivables available for sale along with those securitized as of fiscal year end 2004, 2003 and 2002:

	2004		2003		2002

	Receivables	>90 Days	Receivables	>90 Days	Receivables	>90 Days
	Outstanding	Delinquent	Outstanding	Delinquent	Outstanding	Delinquent

Receivables held for sale (median FICO score of 765 in 2003 and 776 in 2004)	$4,202	—	$4,223	—	$5,003	—
Receivables securitized and transferor’s interest (median FICO score of 771 in 2003; and 774 in 2004)	1,072,910	$1,808	867,982	1,433	670,554	1,294
Total	$1,077,112	$1,808	$872,205	$1,433	$675,557	$1,294
      As reflected in the preceding table, the credit quality of our reported credit card receivables does not have a significant effect on the overall quality of our entire managed portfolio. As a result, we generally only monitor the asset quality of the managed portfolio.
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

      Our average managed receivables outstanding increased by $184 million, or 26.1%, to $889 million in fiscal 2004 from $705 million in fiscal 2003. We believe that as credit card accounts mature they are less likely to charge-off and less likely to be closed. The following table shows our managed receivables outstanding at fiscal year end 2004 and 2003 by months since the account opened.

	2004		2003

	Receivables	Percentage of	Receivables	Percentage of
	Outstanding	Total	Outstanding	Total

		(Dollars in thousands)
Months Since Account Opened
6 months or Less	$53,803	5.0%	$53,382	6.1%
7 — 12 months	70,600	6.5%	64,177	7.3%
13 — 24 months	155,500	14.4%	151,633	17.4%
25 — 36 months	169,804	15.7%	170,959	19.6%
37 — 48 months	183,254	16.9%	223,776	25.6%
49 — 60 months	233,624	21.5%	79,719	9.1%
61 — 72 months	82,640	7.6%	28,564	3.3%
73 — 84 months	28,514	2.6%	19,553	2.2%
85 + months	105,381	9.8%	81,910	9.4%

Total	$1,083,120	100.0%	$873,673	100.0%

Delinquencies
      We consider the entire balance of an account, including any accrued interest and fees, delinquent if the minimum payment is not received by the payment due date. Our aging methodology is based on the number of completed billing cycles during which a customer has failed to make a required payment. Delinquencies not only have the potential to reduce earnings by increasing the unrealized loss recognized to reduce the loans to market value and reduction in securitization income, but they also result in additional operating costs dedicated to resolving the delinquencies. The following chart shows the percentage of our managed accounts that have been delinquent as of the end of fiscal years 2004, 2003 and 2002.

	Fiscal Year

	2004	2003	2002

Number of days delinquent
Greater than 30 days	0.71%	0.80%	0.94%
Greater than 60 days	0.41%	0.43%	0.49%
Greater than 90 days	0.19%	0.18%	0.21%
Charge-offs
      Gross charge-offs reflect the uncollectible principal, interest and fees on a customer’s account. Recoveries reflect the amounts collected on previously charged-off accounts. We believe that most bankcard issuers charge off accounts at 180 days. We generally charge off accounts the month after an account becomes 90 days contractually delinquent, except in the case of cardholder bankruptcies and cardholder deaths, which are charged off at the time of notification. As a result, our charge-off rates are not directly comparable to other participants in the bankcard industry. Our charge-off activity for the managed portfolio for fiscal years 2004, 2003 and 2002 is summarized below:

	Fiscal Year

	2004	2003	2002

Gross charge-offs	$23,134	$19,554	$15,074
Recoveries	3,477	2,499	1,907
Net charge-offs	19,658	17,055	13,167
Net charge-offs as a percentage of average managed loans	2.21%	2.42%	2.45%
Liquidity and Capital Resources
Overview
      Our merchandising business and our Financial Services segment have significantly different liquidity and capital needs. The primary cash requirements of our merchandising business relate to purchase of inventory, capital for new destination retail stores, purchases of economic development bonds related to the development of new destination retail stores, investments in our management information systems and other infrastructure, and other general working capital needs. We historically have met these requirements by generating cash from our merchandising business operations, borrowing under revolving credit facilities, issuing debt and equity securities, obtaining economic development grants from state and local governments in connection with developing our destination retail stores and collecting principal and interest payments on our economic development bonds. The cash flow we generate from our merchandising business is seasonal, with our peak cash requirements for inventory occurring between May and September. While we have consistently generated overall positive annual cash flow from our operating activities, other sources of liquidity are generally required by our merchandising business during these peak cash use periods. These sources historically have included short-term borrowings under our revolving credit facility and access to debt markets, such as the private placement of long-term debt securities we completed in September 2002. While we generally have been able to manage our cash needs during peak periods, if any disruption occurred to our funding sources, or if we underestimated our cash needs, we would be unable to purchase inventory and otherwise conduct our merchandising business to its maximum effectiveness which would result in reduced revenues and profits.
      The primary cash requirements of our Financial Services segment relate to the generation of credit card receivables and the purchase of points used in the customer loyalty rewards program from our merchandising business. The bank obtains funds for these purposes through various financing activities, which include engaging in securitization transactions, borrowing under federal funds bank credit facilities, selling certificates of deposit and generating cash from operations. Due to the limited nature of its state charter, the bank is prohibited from making commercial or residential loans. Consequently, it cannot lend money to Cabela’s Incorporated or our other affiliates. The bank is subject to capital requirements imposed by Nebraska banking law and the VISA membership rules, and its ability to pay dividends is limited by Nebraska and federal banking law.
      We believe that we will have sufficient capital available from current cash on hand, operations and our revolving credit facility and other borrowing sources, including the possible monetization of our economic development bonds, to fund our existing operations and growth plan for the next twelve months.
Operating, Investing and Financing Activities
      Cash provided by operating activities was $47.0 million in fiscal 2004 as compared with $67.2 million in fiscal 2003. Cash decreased primarily due to an increase in cash used to originate credit card loans in excess of cash received from the sale of interests in credit card loans in connection with securitization transactions of $49.6 million. We increased the amount of cash spent for inventory by $5.4 million. Total inventory was up $50.2 million in fiscal 2004 compared to an increase of $44.9 million in fiscal 2003.

Retail inventory increased $12.3 million primarily due to our new destination retail store, which added $8.5 million. The remainder of the retail inventory increase is attributable to a build up in inventory for our credit card club events that ran from the week after Christmas to January 9, 2005. These credit card club events did not take place in this same time frame in fiscal 2003. The remainder of the overall increase is attributable to an increase in special buys and private label inventory, which increase our lead times and are purchased and held in inventory in larger quantities. These two increased uses of cash were offset by the difference in net payouts under our deferred compensation plan of $31.0 million. In 2003, related to our recapitalization, we had a net pay out of $29.6 million, while in 2004 we had a net increase in our deferred compensation plan of $1.4 million.
      Cash provided by operating activities was $67.2 million in fiscal 2003 as compared with $55.7 million in fiscal 2002. Cash increased partly due to an excess of cash received from the sale of interests in credit card loans in connection with securitization transactions over cash used to fund credit card loans of $22.8 million. Cash provided by operating activities in fiscal 2003 included a substantial decrease in our deferred compensation plan account balance of $29.6 million. This net change was due to a $40.1 million cash payment of deferred compensation funds to employees that was required by the recapitalization transaction, which was partially offset by $10.5 million in deposits. The entire amount of the payment to employees had reduced income in the current and prior years when the employees earned the amounts contributed to the plan and interest on such amounts and the plan was amended in 2003 to limit this type of payout in future years. See “— Contractual Obligations and Commercial Commitments”. Excluding this payout, cash provided by operating activities would have been $96.8 million in fiscal 2003. Other increases included the accrual for compensation and benefits expense in fiscal 2003 of $21.5 million, an increase in gift certificates and credit card rewards in fiscal 2003 of $3.2 million, and an increase in accounts payable and accrued expenses in fiscal 2003 of $15.4 million, each of which occurred as a result of the growth of our business. In addition, our inventory levels increased by $13.4 million during fiscal 2003 to stock our new large-format destination retail store. In all three years, one of the largest generators of cash provided by operating activities was net income, and operating cash has been consumed as we have continued to grow and maintain inventory levels to support our destination retail store expansion and revenue growth, trends we expect will continue for as long as we implement our retail growth strategies.
      Cash used in investing activities was $127.2 million in fiscal 2004 as compared with $93.7 million in fiscal 2003. The increase in cash used was primarily due to an increase in the purchase of economic development bonds of $56.3 million related to our destination retail stores. An additional increase in cash used for investing activities was due to increased credit card loans receivable of $5.3 million. These credit card loans are related to our new third party loans carried by our bank. These credit card loans receivable are currently not included in our securitization programs and therefore are held on our books. These two increases in cash used for investing activities were offset by a decrease in our capital expenditures of $20.4 million and the proceeds from our sale of our investment in Great Wolf Lodge, LLC of $8.8 million.
      Cash used in investing activities was $93.7 million in fiscal 2003 as compared with $84.5 million in fiscal 2002, primarily due to an increase in capital expenditures of $19.6 million in fiscal 2003 primarily as a result of a higher level of spending attributable to destination retail stores. These increases were partially offset by a decrease in the amount of economic development bonds purchased in fiscal 2003 of $14.6 million.
      We invested significant amounts of cash in all three years as we have continued to execute on our destination retail store expansion strategy and invest in infrastructure. Our total capital expenditures, including the purchase of the bonds, to develop new destination retail stores in fiscal 2004 and fiscal 2003 was $172.9 million. See “— Retail Store Expansion — Economic Development Bonds”.
      Cash provided by financing activities was $135.8 million in fiscal 2004 as compared with $40.4 million in fiscal 2003. This increase in financing activities is primarily attributable to our initial public offering, which raised net proceeds of $114.2 million. In addition, our debt payments decreased by $15.5 million primarily due to an early payoff of a note that occurred in 2003. In addition, we had a decrease in cash paid for our employee savings plan of $7.9 million. We terminated this plan in 2003 and paid most of the balances by the end of fiscal 2003. Finally, there was an increase in the time deposit activity at our bank, as we sold additional time deposits of $6.8 million. These increases to our financing activities were offset by a net decrease in activity in our employee stock options of $48.9 million. This includes the amount of stock exercised and paid for by our employees and stock that was subsequently repurchased by us from our employees. This decrease in activity is primarily due to activities related to the recapitalization transaction that occurred in 2003, whereby a significant number of employee stock options were exercised.
      Cash provided by financing activities was $40.4 million in fiscal 2003 as compared with $97.7 million in fiscal 2002. The decrease in cash from financing activities in fiscal 2003 versus fiscal 2002 was primarily due to the $125.0 million of net proceeds we received from the private placement in fiscal 2002. This decrease was offset by the receipt of cash proceeds from the issuance of common stock in excess of cash used to repurchase common stock, the net amount of which was $61.6 million. This net receipt of proceeds from stock issuances related primarily to the recapitalization transaction we completed in September 2003, in which new investors purchased newly-issued common stock for approximately $200.0 million and we repurchased shares of common stock from Mr. R. Cabela and Mr. J. Cabela, resulting in net proceeds after professional fees to us of $47.7 million. In addition, we realized $13.9 million from the exercise of options by employees net of repurchases.
      As of January 1, 2005, we had entered into material commitments in the amount of $182.3 million for fiscal 2005 and $96.3 million for fiscal 2006, for estimated capital expenditures and the purchase of future economic development bonds in connection with the construction and development of new destination retail stores. In addition, we are obligated to fund $28.0 million of future economic development bonds relating to expansion of our distribution center in Wheeling, West Virginia throughout fiscal 2005 and 2006.
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
      Historically, we have been able to negotiate economic development arrangements relating to the construction of a number of our new destination retail stores, including free land, monetary grants and the recapture of incremental sales, property or other taxes through economic development bonds, with many local and state governments. We are able to negotiate these agreements as we generally have located our destination retail stores in towns and municipalities that do not have a large base of commercial businesses. We attempt to design our destination retail stores to provide exciting tourist and entertainment shopping experiences for the entire family. Our destination retail stores employ many people from the local community, draw customer traffic from a broad geographic range and serve as a catalyst for the opening of additional retail businesses such as restaurants, hotels and gas stations in the surrounding areas. We believe all of these factors increase the revenue for the state and the local municipality where the destination retail store is located, making us a compelling partner for community development and expansion. The structure, amounts and terms of these arrangements vary greatly by location.
      Grants. Under various grant programs, state or local governments provide funding for certain costs associated with developing and opening a new destination retail store. We generally have received grant funding in exchange for commitments, such as assurance of agreed employment and wage levels at our destination retail stores or that the destination retail store will remain open, made by us to the state or local government providing the funding. The commitments typically phase out over approximately five to ten years, but if we fail to maintain the commitments during the applicable period, the funds we received may have to be repaid or other adverse consequences may arise. Our failure to comply with the terms of current economic development packages could result in our repayment of grant money or other adverse consequences that would affect our cash flows and profitability. As of January 1, 2005 and January 3, 2004, the total amount of grant funding subject to a specific contractual remedy was $17.7 million and $18.5 million respectively. Portions of three of our destination retail stores, such as wildlife displays and museums, are subject to forfeiture provisions. In addition, there are 35.2 acres of undeveloped property subject to forfeiture.
      Economic Development Bonds. Through economic development bonds, the state or local government sells bonds to provide funding for land acquisition, readying the site, building infrastructure and related eligible expenses associated with the construction and equipping of our destination retail stores. We typically have been the sole purchaser of these bonds. The bond proceeds that are received by the governmental entity are then used to fund the construction and equipping of new destination retail stores and related infrastructure development. While purchasing these bonds involves an initial cash outlay by us in connection with a new store, some or all of these costs can be recaptured through the repayments of the bonds. The payments of principal and interest on the bonds are typically tied to sales, property or lodging taxes generated from the store and, in some cases, from businesses in the surrounding area, over periods which range between 20 and 30 years. In addition, some the bonds that we have purchased may be repurchased for par value by the governmental entity prior to the maturity date of the bonds. However, the governmental entity from which we purchase the bonds is not otherwise liable for repayment of principal and interest on the bonds to the extent that the associated taxes are insufficient to pay the bonds. In one location, the bonds will become subordinated to other bonds associated with the development if we fail to continue to operate the store over a prescribed period. After purchasing the bonds, we typically carry them on our balance sheet as “available for sale” marketable securities and value them based upon management’s projections of the amount of tax revenue that will be generated to support principal and interest payments on the bonds. We have limited experience in valuing these bonds and, because of the unique features of each project, there is no independent market data for valuation of these types of bonds. If sufficient tax revenue is not generated by the subject properties, we will not receive scheduled payments and will be unable to realize the full value of the bonds carried on our balance sheet. See “— Critical Accounting Policies and Use of Estimates — Economic Development Bonds and Factors Affecting Future Results — Risks Related to our Merchandising Business — The failure of properties to generate sufficient taxes to amortize the economic development bonds owned by us that relate to the development of such properties would have an adverse impact on our cash flows and profitability.” As of January 1, 2005 and January 3, 2004, we carried $144.6 million and $71.6 million, respectively, of economic development bond receivables on our balance sheet.
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
Credit Card Loan Receivable Securitizations
      Our Financial Services segment historically has funded most of its growth in credit card receivables through an asset securitization program. Asset securitization is a practice commonly used by credit card issuers to fund credit card receivables at attractive rates. The bank enters into asset securitization transactions, which involve the two-tier sale of a pool of credit card receivables from the bank to a wholly owned special purpose entity, and from that wholly owned special purpose entity to a second special purpose entity that is organized as a trust. The trust is administered by an independent trustee. Because the trust qualifies as a “qualified special purpose entity” within the meaning of Statement of Financial Accounting Standards No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (“SFAS 140”), its assets and liabilities are not consolidated in our balance sheet in accordance with SFAS 140.

      The trust issues to outside investors various forms of certificates or credit card receivable interests (the “Certificates”) each of which has an undivided interest in the assets of the trust. The trust pays to the holders of the Certificates a portion of future scheduled cash flows under preset terms and conditions, the receipt of which is dependent upon cash flows generated by the underlying performance of the assets of the trust. We have recently converted our securitization structure to permit the issuance of asset-backed notes. This involved the formation of a Delaware statutory trust which will purchase a certificate from the trust, and issue notes secured by that certificate to investors.
      In each securitization transaction, we retain a “transferor interest” in the securitized receivables, which ranks equal with the investor certificates, and an “interest only strip” which represents the right to receive excess cash available after repayment of all amounts to the investors. Neither the investors nor the trust have recourse against us beyond the assets of the trust, other than for breaches of certain customary representations, warranties and covenants and minimum account balance levels which must be maintained to support our retained interests. These representations, warranties, covenants, and the related indemnities, do not protect the trust or the outside investors against credit-related losses on the receivables.
      In accordance with SFAS 140 we record our interest only strip as an asset at fair value which is an amount equal to the estimated present value of cash flows to be received by us over the expected outstanding period of the receivables. These cash flows essentially represent finance charges and late fees in excess of the amounts paid to Certificate holders, credit losses, and servicing and administration fees. We use certain valuation assumptions related to the average lives of the receivables sold and anticipated credit losses, as well as the appropriate market discount rate, in determining the estimated present value of the interest only strip. Changes in the average life of the receivables sold, discount rate, and credit-loss percentage could adversely impact the actual value of the interest only strip. Accordingly, actual results could differ materially from the estimates, and changes in circumstances could result in significant future changes to the assumptions currently being used.
      Gains on securitization transactions, fair value adjustments and earnings on our securitizations are included in consolidated revenue in the consolidated statement of income and the interest only strip is included on our consolidated balance sheet as “retained interests in securitized receivables.” All of the bank’s securitization transactions are currently accounted for as sale transactions. As a result, the receivables relating to those pools of assets are not reflected on our balance sheet, other than our transferor interest and interest only strip.
      A credit card receivable represents a financial asset. Unlike a mortgage or other closed-end loan account, the terms of a credit card account permit a customer to borrow additional amounts and to repay each month an amount the customer chooses, subject to a monthly minimum payment requirement. The credit card account remains open after repayment of the balance and the customer may continue to use it to borrow additional amounts. We reserve the right to change the credit card account terms, including interest rates and fees, in accordance with the terms of the credit card agreement and applicable law. The credit card account is, therefore, separate and distinct from the loan receivable. In a credit card securitization, the credit card account relationships are not sold to the securitization entity. We retain ownership of the credit card account relationship, including the right to change the terms of the credit card account.
      We sell our credit card receivables in the ordinary course of business through a commercial paper conduit program and we have from time to time entered into longer term fixed and floating rate securitization transactions. In a conduit securitization, our credit card receivables are converted into securities and sold to commercial paper issuers which pool the securities with those of other issuers. The amount securitized in a conduit structure is allowed to fluctuate within the terms of the facility which may provide greater flexibility for liquidity needs. The total amounts and maturities for the term credit card securitizations as of the end of fiscal 2004 are as follows:

		Initial	Certificate
Series	Type	Amount	Rate	Expected Final

Series 2001-2	Term	$250,000	Floating	November 2006
Series 2003-1	Term	$300,000	Fixed	January 2008
Series 2003-2	Variable Funding	$300,000	Floating	March 2005
Series 2003-2	Variable Funding	$50,000	Floating	February 2005*
Series 2004-I	Term	$75,000	Fixed	March 2009
Series 2004-II	Term	$175,000	Floating	March 2009

*	The Series 2003-2, which matured in February of 2005, was a temporary three month increase in that series.
      We have been, and will continue to be, particularly reliant on funding from securitization transactions for our Financial Services business. A failure to renew existing facilities or to add additional capacity on favorable terms as it becomes necessary could increase our financing costs and potentially limit our ability to grow our Financial Services business. Unfavorable conditions in the asset-backed securities markets generally, including the unavailability of commercial bank liquidity support or credit enhancements, such as financial guaranty insurance, could have a similar effect. We expect to renew our $300,000 variable funding commercial paper facility that expires in March 2005.
      Furthermore, poor performance of our securitized receivables, including increased delinquencies and credit losses, lower payment rates or a decrease in excess spreads below certain thresholds, could result in a downgrade or withdrawal of the ratings on the outstanding securities issued in our securitization transactions, cause early amortization of these securities or result in higher required credit enhancement levels. This could jeopardize our ability to complete other securitization transactions on acceptable terms, decrease our liquidity and force us to rely on other potentially more expensive funding sources, to the extent available, which would decrease our profitability.
      Certificates of Deposit. We utilize certificates of deposit to partially finance the operating activities of our bank. Our bank issues certificates of deposit in a minimum amount of $100,000 in various maturities. As of January 1, 2005, we had $100.7 million of certificates of deposit outstanding with maturities ranging from January 2005 to May 2014 and with weighted average effective annual fixed rate of 3.34%. Certificate of deposit borrowings are subject to regulatory capital requirements.
Credit Facilities and other Indebtedness
      We have a revolving credit facility with a group of banks that provides us with a $230 million unsecured line of credit, which is available for our operations. This revolving facility, which expires on June 30, 2007, provides for a LIBOR-based rate of interest plus a spread of between 0.80% and 1.425% based upon our achievement of certain cash flow leverage ratios. During the term of the facility, we are also required to pay a facility fee, which ranges from 0.125% to 0.25%. Our credit facility also permits the issuance of up to $100 million in letters of credit and standby letters of credit, which are applied against the overall credit limit available under the revolver. We utilize these letters of credit to support purchases from our suppliers in the ordinary course of our business. The average outstanding amount under these letters of credit during fiscal 2004 was $44.5 million. There were no outstanding principal amounts under the credit facility as of fiscal year end 2004. Our total remaining borrowing capacity under the credit facility, after subtracting outstanding letters of credit of $31.1 million, and standby letters of credit of $6.5 million, as of fiscal year end 2004 was $192.4 million.

      Our credit agreement requires that we comply with several financial and other covenants, including requirements that we maintain the following financial ratios as set forth in our credit agreement:

•	a current consolidated assets to current consolidated liabilities ratio of no less than 1.15 to 1.00 as of the last day of any fiscal year;

•	a fixed charge coverage ratio (the ratio of the sum of consolidated EBITDA plus certain rental expenses to the sum of consolidated cash interest expense plus certain rental expenses) of no less than 2.00 to 1.00 as of the last day of any fiscal quarter;

•	a cash flow leverage ratio of no more than 2.50 to 1.00 as of the last day of any fiscal quarter; and

•	a tangible net worth of no less than $300 million plus 50% of positive consolidated net earnings on a cumulative basis for each fiscal year beginning with fiscal year ended 2004 as of the last day of any fiscal quarter.
      In addition, our credit agreement includes a limitation that we may not pay dividends to our stockholders in excess of 50% of our prior year’s consolidated EBITDA and a provision that permits acceleration by the lenders in the event there is a “change in control.” Our credit agreement defines “EBITDA” to mean our net income before deductions for income taxes, interest expense, depreciation and amortization. Based upon this EBITDA calculation for fiscal 2004, dividends would not be permissible in fiscal 2005 in excess of $68.8 million. Our credit agreement defines a “change in control” to mean any circumstances under which we cease to own 100% of the voting stock in each of our subsidiaries that have or have had total assets in excess of $5.0 million, any event in which any person or group of persons (other than our stockholders as of May 6, 2004 and their affiliates) acting in concert acquires beneficial ownership of, or control over, 20% or more of the combined voting power of all of our securities entitled to vote in the election of directors and such voting percentage exceeds the percentage of our common stock owned by Mr. R. Cabela and Mr. J. Cabela as of the date of such acquisition, or any change in a majority of the members of our board of directors within any twelve month period for any reason (other than by reason of death, disability or scheduled retirement). As of January 1, 2005, Mr. R. Cabela and Mr. J. Cabela collectively own 12,641,227 shares (not including 8,663,964 shares beneficially owned by Mr. R. Cabela through Cabela’s Family, LLC) of common stock, which represents 19.5% of our total outstanding common stock and non-voting common stock. Our credit agreement provides that all loans or deposits from us or any of our subsidiaries to the bank do not exceed $20.0 million in the aggregate at any time when loans are outstanding under the revolving credit facility.
      Our bank entered into an unsecured uncommitted Fed Funds Sales Agreement with a bank on October 7, 2004. The maximum amount of funds which can be outstanding is $25.0 million of which no amounts were outstanding at fiscal year end 2004. On October 8, 2004, our bank entered into an unsecured uncommitted Fed Funds Line of Credit agreement with another bank. The maximum amount of funds which can be outstanding is $40.0 million of which no amounts were outstanding at fiscal year end 2004.
      In addition to our credit facilities, we have from time to time accessed the private placement debt markets. We currently have two such note issues outstanding. In September 2002, we issued $125.0 million in senior unsecured notes bearing interest at a fixed rate of 4.95%, repayable in five annual installments of $25.0 million beginning on September 5, 2005. The entire principal amount under these notes remains unpaid. In January 1995, we issued $20.0 million in senior unsecured notes bearing interest at fixed rates ranging between 8.79% and 9.19% per year. The notes amortize, with principal and interest payable in the amount of $0.3 million per month through January 1, 2007, thereafter decreasing to $0.1 million per month through January 1, 2010. The aggregate principal balance of these notes as of January 1, 2005 was $8.1 million. Both note issuances provide for prepayment penalties based on yield maintenance formulas.

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
      As of January 1, 2005, we were in compliance with all of the covenants under our credit agreements and unsecured notes. We may or may not engage in future long-term borrowing transactions to fund our operations or our growth plans. Whether or not we undertake such borrowings will depend on a variety of factors, including prevailing interest rates, our retail growth plans, our financial strength, alternative sources and costs of funding and our management’s assessment of potential returns on investment that may be realized from the proceeds of such borrowings.
Impact of Inflation
      We do not believe that our operating results have been materially affected by inflation during the preceding three fiscal years. We cannot assure, however, that our operating results will not be adversely affected by inflation in the future.
Contractual Obligations and Commercial Commitments
      The following tables provide summary information concerning our future contractual obligations and commercial commitments, respectively, as of fiscal year end 2004.
Contractual Obligations

	2005	2006	2007	2008	2009	Thereafter	Total

			(Dollars in thousands)
Long-term debt	$28,183	$28,901	$26,643	$26,583	$26,467	$2,736	$139,513
Interest payments(1)	7,423	5,986	4,513	3,152	1,785	4,882	27,741
Capital lease obligations	500	500	500	500	500	12,000	14,500
Operating leases	2,611	2,159	1,123	336	336	869	7,434
Time deposits by maturity	48,953	28,201	10,705	7,200	5,200	400	100,659
Obligations under economic development arrangements(2)	307,807	2,252	1,272	2,769	962	4,096	319,158
Purchase obligations(3)	299,852	60,976	2,552	1	—	—	363,379
Deferred compensation	3,069	1,669	108	36	—	5,054	9,936

Total	$698,398	$130,644	$47,416	$40,577	$35,250	$30,037	$982,320

(1)	These amounts do not include estimated interest payments due under our revolving credit facility described below in “— Other Commercial Commitments” because the amount that will be borrowed under this facility in future years is uncertain at this time.

(2)	In 2005, these obligations include approximately $72.9 million of contractual obligations, including the purchase of bonds, associated with our Buda, Texas destination retail store; $65.4 million of contractual obligations, including the purchase of bonds, associated with our Fort Worth, Texas destination retail store; $44.0 million of contractual obligations, including the purchase of bonds, associated with our Lehi, Utah destination retail store; and $28.0 million of contractual obligations, including the purchase of bonds, associated with our Wheeling, West Virginia distribution center. In 2006, these obligations include approximately $96.3 million of contractual obligations, including the purchase of bonds, associated with our Wheat Ridge, Colorado destination retail store.

(3)	Our purchase obligations relate primarily to purchases of inventory, shipping and other goods and services in the ordinary course of business under binding purchase orders. The amount of purchase obligations shown is based on assumptions regarding the legal enforceability against us of purchase orders we had outstanding as of fiscal year end 2004. Under different assumptions regarding our rights to cancel our purchase orders or different assumptions regarding the enforceability of the purchase orders under applicable laws, the amount of purchase obligations shown in the table above would be less.
      The foregoing table does not include any amounts for contractual obligations associated with our Rogers, Minnesota, Gonzales, Louisiana, Reno, Nevada and East Rutherford, New Jersey destination retail stores, which obligations were either entered into subsequent to fiscal 2004, or are in the process of negotiations. The cost of the Rogers, Minnesota store to be opened in 2005 is estimated at $52.3 million. The remainder of the locations, which are still being negotiated, will be subject to ordinary conditions to closing. If the respective conditions are met, we expect the total costs of each of these destination retail stores, including the cost of economic development bonds, to fall in our estimated range of $40 to $80 million each. We expect the costs for our Rogers, Minnesota store to be incurred in 2005, the costs for our Gonzales, Louisiana and Reno, Nevada stores to be incurred in 2006 and the costs for our East Rutherford, New Jersey store to be incurred in 2007.
Other Commercial Commitments

	2005	2006	2007	2008	2009	Thereafter	Total

	(Dollars in thousands)
Revolving line of credit(1)	$—	—	—	—	—	—	$—
Bank — federal funds lines(2)	—	—	—	—	—	—	—
Letters of credit	31,088	—	—	—	—	—	31,088
Standby letters of credit	6,525	—	—	—	—	—	6,525

Total(1)	$37,613	—	—	—	—	—	$37,613

(1)	The total amount of our revolving line of credit, including lender letters of credit and standby letters of credit, is $230.0 million. As of fiscal year end 2004, approximately $192.4 million was available for borrowing under this revolving line of credit including letters of credit and standby letters of credit.

(2)	The maximum amount of funds on the bank federal funds lines which can be outstanding is $65.0 million of which no amounts were outstanding at fiscal year end 2004.
Off-Balance Sheet Arrangements
      Operating leases — We lease various items of office equipment and buildings, all of which are recorded in our selling, general and administrative expenses. Future obligations are shown in the contractual obligations table above.
      Credit Card Limits — The bank bears off-balance sheet risk in the normal course of its business. One form of this risk is through the bank’s commitment to extend credit to cardholders up to the maximum amount of their credit limits. The aggregate of such potential funding requirements totaled $6.0 billion at fiscal year end 2004 and $4.9 billion at fiscal year end 2003, which amounts were in addition to existing balances cardholders had at such dates. These funding obligations are not included on our consolidated balance sheet. While the bank has not experienced, and does not anticipate that it will experience, a significant draw down of unfunded credit lines by customers, a significant draw down would create a cash need at the bank which likely could not be met by our available cash and funding sources. The bank has the right to reduce or cancel these available lines of credit at any time.
      Securitizations — As described above under “— Credit Card Loan Receivable Securitizations,” all of the bank’s securitization transactions have been accounted for as sale transactions and the receivables relating to those pools of assets are not reflected on our consolidated balance sheet.
Bank Dividend Limitations and Minimum Capital Requirements
      The ability of the bank to pay dividends to us is limited. Such dividends, which would only be made at the discretion of our board of directors and the bank’s board of directors, may be limited by a variety of factors, such as regulatory capital requirements, dividend restriction statutes, broad enforcement powers possessed by regulatory agencies and requirements imposed by membership in VISA. Under the Nebraska Banking Act, dividends may only be paid out of “net profits on hand,” which the Nebraska Banking Act defines to mean, the remainder of all earnings from current operations plus actual recoveries on loans and investments and other assets, after deducting from the total thereof all current operating expenses, losses and bad debts, accrued dividends on preferred stock, if any, and federal and state taxes for the present and two immediately preceding calendar years.
      Based on these various restrictions, and assuming the same net profit levels in 2005 as in 2004, the bank would not be permitted to pay us more than $18.8 million in dividends during 2005. Based on this assumption, the bank currently intends to pay us at least $2.5 million per fiscal quarter in dividends for fiscal 2005. The bank had $45.5 million in retained earnings at the end of 2004. Due to minimum capital requirements under banking laws and the VISA membership rules, we may be required from time to time to put additional capital into the bank in order to enable the bank to continue to grow its credit card portfolio.
Critical Accounting Policies and Use of Estimates
      Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosures of contingent assets and liabilities. The estimates and assumptions are evaluated on a periodic basis and are based on historical experience and various other factors that are believed to be reasonable under the circumstances. Actual results may differ significantly from these estimates.
      Our significant accounting policies are described in Note 1 to the consolidated financial statements. The accounting policies discussed below are the ones we believe are the most critical to understanding our consolidated financial statements.
Merchandising Revenue Recognition
      Revenue is recognized for retail sales at the time of the sale in the store. For direct sales, revenue is recognized when the merchandise is delivered to the customer, with the time of delivery being based on our estimate of shipping time from our distribution facility to the customer. We record a reserve for estimated product returns in each reporting period. The amount of this reserve is based upon our historical return experience and our future expectations. If our estimates for these returns are too low, and we receive more returns than we estimated, we would have a significant mismatching of revenue and expenses in the following period. Shipping fees charged to customers are included in revenue and shipping costs are included in cost of revenues. Our policy regarding gift certificates is to record revenue as the certificates are redeemed for merchandise. Prior to their redemption, the certificates are recorded as a liability for the full-face amount of the certificates.
Inventory
      Merchandise inventories, net of an allowance for shrink, returned or damaged goods and obsolescence, are stated at the lower of cost or market. Cost is determined using the last-in-first-out method, or LIFO, for all inventories except for those inventories owned by our wholly-owned subsidiaries Van Dyke Supply Company, Inc., and Wild Wings, LLC which use the first-in, first-out method. We use a dollar value, link chain method in calculating LIFO. Current year prices are determined using an internally developed index applying the first purchase price method. We estimate a provision for shrink based on historical cycle count adjustments and periodic physical inventories. These estimates may vary significantly due to a variety of internal and external factors. The allowance for damaged goods from returns is estimated based on historical experience. Most items that are returned and slightly damaged are sent to our Retail segment, marked down and sold. We also reserve our inventory for obsolete or slow moving inventory based on inventory aging reports and, in certain cases, by specific identification of slow moving or obsolete inventory. The aged inventory is grouped and analyzed in various categories, with particular attention given to fashion-sensitive categories. All categories that are subject to obsolescence are reserved for based upon management’s estimates, which estimates reflect past experience and management’s assessment of future merchandising trends. Our most fashion-sensitive categories of merchandise are apparel and footwear. However, a significant percentage of our inventory has a low fashion component, such as hunting, camping, and fishing gear, with a correspondingly lower rate of obsolescence. Slow moving inventory is marked down and sold in the Bargain Cave section of our merchandising business.
Catalog Amortization
      Prepaid catalog expenses consist of internal and third party incremental direct costs incurred in the development, production and circulation of our direct mail catalogs. These costs are primarily composed of creative design, prepress/production, paper, printing, postage and mailing costs relating to the catalogs. All such costs are capitalized as prepaid catalog expenses and are amortized over their expected period of future benefit or twelve months, whichever is shorter. Such amortization is based upon sales lag pattern forecasts, which are developed using prior similar catalog offerings as a guide. Prepaid catalog expenses are evaluated for realizability at each reporting period by comparing the carrying amount associated with each catalog to actual sales data and to the estimated probable remaining future revenue (net revenue less merchandise cost of goods sold, selling expenses and catalog completions costs) associated with that catalog. If the carrying amount is in excess of the estimated probable remaining future revenue, the excess is expensed in the reporting period. In 2004 and 2003 we had $26.6 million and $26.9 million, respectively, capitalized at year-end.
Economic Development Bonds
      Debt and equity securities with readily determinable fair values are classified as “available-for-sale” and recorded at fair value, with unrealized gains and losses, net of related income taxes, excluded from earnings and reported in accumulated other comprehensive income. Declines in the fair value of available-for-sale securities below cost that are deemed to be other than temporary are reflected in earnings as realized losses. Gains and losses on the sale of securities are recorded on the trade date and determined using the specific identification method. At the time we purchase these bonds we make estimates of the discounted future cash flow streams they are expected to generate in the form of interest and principal payments. Because these cash flows are based primarily on future property or sales tax collections at our facilities and other facilities (which in many cases may not yet be operating), these estimates are inherently subjective and the probability of ultimate realization is highly uncertain. Any excess of par value over fair value of bonds acquired as part of the retail construction are allocated to the basis of the store. Each reporting period we review the assumptions underlying the recorded valuation of these bonds to determine whether changes in actual or anticipated tax collections or other factors suggest that the bonds have become permanently impaired. Future property tax revenues are estimated using management’s current knowledge and assessment of known construction projects and the likelihood of additional development or land sales at the relevant sites. Future sales tax revenues are estimated generally using historical same store sales and projected increases for similar stores. Declines in the fair value of held-to-maturity and available-for-sale bonds and securities below cost that are deemed to be other than temporary are reflected in earnings as realized losses. Gains and losses on the sale of securities are recorded on the trade date and determined using the specific identification method.
Asset Securitization
      We use securitization of our credit card receivables as one source to meet our funding needs for our Financial Services business. We account for our securitization transactions in accordance with SFAS 140, issued by the Financial Accounting Standards Board (“FASB”). When we securitize credit card receivables, we recognize retained beneficial interests, including an interest-only strip receivable. The interest-only strip receivable represents the contractual right to receive from the trust interest and other revenue less certain costs over the estimated life of the securitized receivables.
      We estimate the fair value of the interest-only strip receivable based on the present value of expected future revenue flows (“excess spread”) based upon certain assumptions and estimates of our management. Quoted market prices for the interest-only strip receivable are not available and we have limited experience in performing this type of valuation. Our assumptions and estimates include projections concerning interest income and late fees on securitized loans, recoveries on charged-off securitized loans, gross credit losses on securitized loans, contractual servicing fees, and the interest rate paid to investors in a securitization transaction. These projections are used to determine the excess spread we expect to earn over the estimated life of the securitized loan principal receivables. The other assumptions and estimates we use in estimating the fair value of the interest-only strip receivable include projected loan payment rates, which are used to determine the estimated life of the securitized loan principal receivables, and an appropriate discount rate.
      The assumptions and estimates used to estimate the fair value of the interest-only strip receivable at each reporting period reflects management’s judgment as to the expected excess spread to be earned and payment rates to be experienced on the securitized loans. These estimates are likely to change in the future, as the individual components of the excess spread and payment rates are sensitive to market and economic conditions. For example, the rates paid to investors in our securitization transactions are primarily variable rates subject to change based on changes in market interest rates. Changes in market interest rates can also affect the projected interest income on securitized loans, as we could reprice the portfolio as a result of changes in market conditions. Credit loss projections could change in the future based on changes in the credit quality of the securitized loans, our account management and collection practices, and general economic conditions. Payment rates could fluctuate based on general economic conditions and competition. Actual and expected changes in these factors may result in future estimates of the excess spread and payment rates being materially different from the estimates used in the periods covered by this report.
      On a quarterly basis, we review and adjust as appropriate, the assumptions and estimates used in determining the fair value of the interest-only strip receivable recognized in connection with our securitization transactions. If these assumptions change, or actual results differ from projected results, the interest-only strip receivable and securitization income would be affected. If management had made different assumptions for the periods covered by this report that raised or lowered the excess spread or payment rate, our financial position and results of operations could have differed materially.
      Note 2 to the audited consolidated financial statements provides further detail regarding the assumptions and estimates used in determining the fair value of the interest-only strip receivable and their sensitivities to adverse changes.

Impact of Recent Accounting Pronouncements
      At the March 17-18, 2004 EITF meeting the Task Force reached a consensus on Issue No. 03-1. The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. Issue 03-1 provides guidance for determining when an investment is other-than-temporarily impaired that is incremental to the consideration in this Issue- specifically, whether an investor has the ability and intent to hold an investment until recovery. In addition, Issue 03-1 contains disclosure requirements that provide useful information about impairments that have not been recognized as other than temporary for investments within the scope of this Issue. The guidance for evaluating whether an investment is other-than-temporarily impaired should be applied in other-than-temporary impairment evaluations made in reporting periods beginning after June 15, 2004. The disclosures are effective in annual financial statements for fiscal years ending after December 15, 2003, for investments accounted for under SFAS No. 115 Accounting for Certain Investments in Debt and Equity Securities. For other investments within the scope of this Issue, the disclosures are effective in annual financial statements for fiscal years ending after June 15, 2004. The additional disclosure for cost method investments are effective for fiscal years ending after June 15, 2004. Comparative information for periods prior to initial application is not required. The adoption of this Issue did not have a material impact on the Company’s financial position, results of operations or cash flows. In September 2004, the FASB issued Staff Position 03-1-1 which deferred the effective date for the measurement and recognition guidance contained in paragraphs 10-20 of Issue 03-1. This delay does not suspend the requirement to recognize other-than-temporary impairments as required by existing authoritative literature. The delay of the effective date for paragraphs 10-20 of Issue 03-1 will be superseded concurrent with the final issuance of FSB EITF Issue 03-1a.
      On December 16, 2004, the FASB issued Statement No. 153 Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29. This statement was a result of an effort by the FASB and the IASB to improve financial reporting by eliminating certain narrow differences between their existing accounting standards. One such difference was the exception from fair value measurement in APB Opinion No. 29, Accounting for Nonmonetary Transactions, for nonmonetary exchanges of similar productive assets. Statement 153 replaces this exception with a general exception from fair value measurement for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. This statement shall be applied prospectively and is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Earlier application is permitted for nonmonetary asset exchanges occurring in fiscal periods beginning after the date of issuance of this Statement. The adoption of FASB No. 153 will not have a significant impact on the Company’s financial position, results of operations or cash flows.
      On December 16, 2004, the FASB issued Statement No. 123 (revised 2004), Share-Based Payment. Statement 123(R) requires all entities to recognize compensation expense in an amount equal to the fair value of the share-based payments (e.g., stock options and restricted stock) granted to employees or by incurring liabilities to an employee or other supplier (a) in amounts based, at least in part, on the price of the entity’s shares or other equity instruments or (b) that require or may require settlement by issuing the entity’s equity shares or other equity instruments. This Statement is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation. This Statement supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. This Statement is effective for public entities that do not file as small business issuers as of the beginning of the first interim or annual reporting period that begins after June 15, 2005. The Company will adopt this statement at its effective date in the third fiscal quarter of 2005. The Company expects to record pre-tax expense on unvested options of approximately $2.0 to $3.0 million during the second half of 2005 after this statement is adopted.

Factors Affecting Future Results
Risks Related to Our Merchandising Business

If we cannot successfully implement our destination retail store expansion strategy, our growth and profitability would be adversely impacted.
      Since January 1, 1998, we have increased the number of our destination retail stores from two, totaling 124,000 square feet, to ten, totaling 1,316,000 square feet. We currently plan to open one additional destination retail store in each of Ft. Worth, Texas, Buda, Texas, Lehi, Utah, and Rogers, Minnesota by the end of 2005. The opening of the Rogers, Minnesota store may be delayed into early 2006 due to weather delays. We continue to actively seek additional locations to open new destination retail stores. Our ability to open new destination retail stores in a timely manner and operate them profitably depends on a number of factors, many of which are beyond our control, including:

•	our ability to manage the financial and operational aspects of our retail growth strategy;

•	our ability to identify suitable locations, including our ability to gather and assess demographic and marketing data to determine consumer demand for our products in the locations we select;

•	our ability to negotiate economic development packages with local and state governments where our new destination retail stores would be located;

•	our ability to properly assess the implications of economic development packages and customer density to project the profitability of potential new destination retail store locations;

•	our ability to secure required governmental permits and approvals;

•	our ability to hire and train skilled store operating personnel, especially management personnel;

•	the availability of construction materials and labor and the absence of significant construction delays or cost overruns;

•	our ability to provide a satisfactory mix of merchandise that is responsive to the needs of our customers living in the areas where new destination retail stores are built;

•	our ability to supply new destination retail stores with inventory in a timely manner;

•	our competitors building or leasing stores near our destination retail stores or in locations we have identified as targets for a new destination retail store;

•	general economic and business conditions affecting consumer confidence and spending and the overall strength of our business; and

•	the availability of financing on favorable terms.
      We may not be able to sustain the growth in the number of our destination retail stores, the revenue growth historically achieved by our destination retail stores or to maintain consistent levels of profitability in our retail business, particularly as we expand into markets now served by other large-format sporting goods retailers and mass merchandisers. In particular, new destination retail stores typically generate lower operating margins because pre-opening costs are fully expensed in the year of opening and because fixed costs, as a percentage of revenue, are higher. In addition, the substantial management time and resources which our destination retail store expansion strategy requires may result in disruption to our existing business operations which may harm our profitability.

Our continued retail expansion will result in a higher number of destination retail stores, which could adversely affect the desirability of our destination retail stores and harm the operating results of our retail business and reduce the revenues of our direct business.
      As the number of our destination retail stores increases, our stores will become more highly concentrated in the geographic regions we serve. As a result, the number of customers and related revenue at individual stores may decline and the average amount of sales per square foot at our stores may be reduced. In addition, as we open more destination retail stores and as our competitors open stores with similar formats, our destination retail store format may become less unique and may be less attractive to customers as tourist and entertainment shopping locations. If either of these events occurs, the operating results of our retail business could be adversely affected. The growth in the number of our destination retail stores may also draw customers away from our direct business. If we are unable to properly manage the relationship between our direct business and our retail business, the revenues of our direct business could be adversely affected.

Our failure to successfully manage our direct business could have a material adverse effect on our operating results and cash flows.
      During fiscal 2004, our direct business accounted for 66% of the total revenue in our direct and retail businesses. Our direct business is subject to a number of risks and uncertainties, some of which are beyond our control, including the following:

•	our inability to properly adjust the fixed costs of a catalog mailing to reflect subsequent sales of the products marketed in the catalog;

•	lower and less predictable response rates for catalogs sent to prospective customers;

•	increases in U.S. Postal Service rates, paper costs and printing costs resulting in higher catalog production costs and lower profits for our direct business;

•	failures to properly design, print and mail our catalogs in a timely manner;

•	failures to introduce new catalog titles;

•	failures to timely fill customer orders;

•	changes in consumer preferences, willingness to purchase goods through catalogs or the Internet, weak economic conditions and economic uncertainty, and unseasonable weather in key geographic markets;

•	increases in software filters that may inhibit our ability to market our products through e-mail messages to our customers and increases in consumer privacy concerns relating to the Internet;

•	changes in applicable federal and state regulation, such as the Federal Trade Commission Act, the Children’s Online Privacy Act, the Fair Credit Reporting Act and the Gramm-Leach-Bliley Act;

•	breaches of Internet security; and

•	failures in our Internet infrastructure or the failure of systems of third parties, such as telephone or electric power service, resulting in website downtime, customer care center closures or other problems.
      Any one or more of these factors could result in lower-than-expected revenues for our direct business. These factors could also result in increased costs, increased merchandise returns, slower turning inventories, inventory write-downs and working capital constraints. Because our direct business accounts for a significant portion of our total revenues, any performance shortcomings experienced by our direct business would likely have a material adverse effect on our operating results and cash flows.

Intense competition in the outdoor recreation and casual apparel and footwear markets could reduce our revenues and profitability.
      The outdoor recreation and casual apparel and footwear markets are highly fragmented and competitive. We compete directly or indirectly with the following categories of companies:

•	other specialty retailers that compete with us across a significant portion of our merchandising categories through direct or retail businesses, such as Bass Pro Shops, Gander Mountain, Orvis, The Sportsman’s Guide and Sportsman’s Warehouse;

•	large-format sporting goods stores and chains, such as The Sports Authority, Dick’s Sporting Goods and Big 5 Sporting Goods;

•	mass merchandisers, warehouse clubs, discount stores and department stores, such as Wal-Mart and Target; and

•	casual outdoor apparel and footwear retailers, such as L.L. Bean, Land’s End and REI.
      Many of our competitors have a larger number of stores, and some of them have substantially greater market presence, name recognition and financial, distribution, marketing and other resources, than we have. In addition, if our competitors reduce their prices, we may have to reduce our prices in order to compete. Furthermore, some of our competitors have been aggressively building new stores in locations with high concentrations of our direct business customers. As a result of this competition, we may need to spend more on advertising and promotion. Some of our mass merchandising competitors, such as Wal-Mart, do not currently compete in many of the product lines we offer. If these competitors were to begin offering a broader array of competing products, or if any of the other factors listed above occurred, our revenues could be reduced or our costs could be increased, resulting in reduced profitability.

Our destination retail store expansion strategy may result in our direct business establishing nexus with additional states which may cause our direct business to pay additional income and use taxes and have an adverse effect on the profitability and cash flows of our direct business.
      As we open destination retail stores in additional states, state tax authorities may take the position that our direct business is subject to the state’s income and use tax laws. This could result in a significant increase in the tax collection and payment obligations of our direct business which would reduce our profitability and cash flows of the direct business. These tax collection and payment obligations would increase the total cost of our products to our customers. This increased cost could negatively affect the sales of our direct business or cause us to reduce the underlying prices for the products sold through our direct business. If either of these events occur, they would also have an adverse effect on the profitability and cash flows of our direct business.

We depend on vendors and service providers to operate our business and any disruption of their supply of products and services could have an adverse impact on our revenues and profitability.
      We depend on a number of vendors and service providers to operate our business, including:

•	vendors to supply our merchandise in sufficient quantities at competitive prices in a timely manner;

•	outside printers and catalog production vendors to print and mail our catalogs and to convert our catalogs to digital format for website posting;

•	shipping companies, such as United Parcel Service, the U.S. Postal Service and common carriers, for timely delivery of our catalogs, shipment of merchandise to our customers and delivery of merchandise from our vendors to us and from our distribution centers to our destination retail stores;

•	telephone companies to provide telephone service to our in-house customer care centers;

•	communications providers to provide our Internet users with access to our website and a website hosting service provider to host and manage our website; and

•	software providers to provide software and related services to run our operating systems for our direct and retail businesses.
      Any disruption in these services could have a negative impact on our ability to market and sell our products, and serve our customers. Our ten largest vendors collectively represented approximately 15.2% of our total purchases in fiscal 2004. If we are unable to acquire suitable merchandise or lose one or more key vendors, we may not be able to offer products that are important to our merchandise assortment. We are also subject to risks, such as the unavailability of raw materials, labor disputes, union organizing activity, strikes, inclement weather, natural disasters, war and terrorism, and adverse general economic and political conditions, that might limit our vendors’ ability to provide us with quality merchandise on a timely basis. We have no contractual arrangements providing for continued supply from our key vendors and our vendors may discontinue selling to us at any time. We may not be able to develop relationships with new vendors, and products from alternative sources, if any, may be of a lesser quality and more expensive than those we currently purchase. Any delay or failure in offering products to our customers could have an adverse impact on our revenues and profitability. In addition, if the cost of fuel continues to rise or remains at current levels, the cost to deliver merchandise to the customers of our direct business and from our distribution centers to our destination retail stores may rise which could have an adverse impact on our profitability.

Political and economic uncertainty and unrest in foreign countries where our vendors are located could adversely affect our operating results.
      Approximately 57.5% of our merchandise is obtained directly from vendors located in foreign countries, with approximately 35.3% of our merchandise being obtained from vendors located in China, Taiwan and Japan. In addition, we believe that a significant portion of our other vendors obtain their products from foreign countries that may also be subject to political and economic uncertainty. We are subject to risks and uncertainties associated with changing economic and political conditions in foreign countries where our vendors are located, such as:

•	increased import duties, tariffs, trade restrictions and quotas;

•	work stoppages;

•	economic uncertainties (including inflation);

•	adverse foreign government regulations;

•	wars, fears of war and terrorist attacks and organizing activities;

•	adverse fluctuations of foreign currencies; and

•	political unrest.
      We cannot predict when, or the extent to which, the countries in which our products are manufactured will experience any of the above events. Any event causing a disruption or delay of imports from foreign locations, would likely increase the cost or reduce the supply of merchandise available to us and would adversely affect our operating results, particularly if imports of our private label merchandise were adversely affected as our margins are higher on our private label merchandise.

Due to the seasonality of our business, our annual operating results would be adversely affected if our revenues during the third and fourth fiscal quarters were substantially below expectations.
      We experience seasonal fluctuations in our revenues and operating results. Historically, we have realized a significant portion of our revenues and substantially all of our earnings for the year during the third and fourth fiscal quarters, with a majority of the revenues and earnings for these quarters realized in the fourth fiscal quarter. In fiscal 2004, we generated 24.7% and 37.2% of our revenues, and 25.4% and

59.1% of our net income, in the third and fourth fiscal quarters, respectively. We incur significant additional expenses in the third and fourth fiscal quarters due to higher customer purchase volumes and increased staffing. If we miscalculate the demand for our products generally or for our product mix during these two quarters, our revenues could decline, which would harm our financial performance. In addition, abnormally warm weather conditions during the third and fourth fiscal quarters can reduce sales of many of the products normally sold during this time period and inclement weather can reduce store traffic or cause us to temporarily close stores causing a reduction in revenues. Because a substantial portion of our operating income is derived from our third and fourth fiscal quarter revenues, a shortfall in expected third and fourth fiscal quarter revenues would cause our annual operating results to suffer significantly.

A decline in discretionary consumer spending could reduce our revenues.
      Our revenues depend on discretionary consumer spending, which may decrease due to a variety of factors beyond our control, including:

•	unfavorable general business conditions;

•	increases in interest rates;

•	increases in inflation;

•	war, terrorism or fears of war or terrorism;

•	increases in consumer debt levels and decreases in the availability of consumer credit;

•	adverse or unseasonable weather conditions;

•	adverse changes in applicable laws and regulations;

•	increases in taxation;

•	adverse unemployment trends; and

•	other factors that adversely influence consumer confidence and spending.
      Our customers’ purchases of discretionary items, including our products, could decline during periods when disposable income is lower or periods of actual or perceived unfavorable economic conditions. If this occurs, our revenues would decline.

If we lose key management or are unable to attract and retain the talent required for our business, our operating results could suffer.
      Our future success depends to a significant degree on the skills, experience and efforts of Dennis Highby, our President and Chief Executive Officer, and other key personnel including our senior executive management and merchandising teams. With the exception of our Chairman, Richard N. Cabela, and our Vice Chairman, James W. Cabela, none of our senior management or directors have employment agreements other than our Management Change of Control Severance Agreements. We do not carry key-man life insurance on any of our executives or key management personnel. In addition, our corporate headquarters is located in a sparsely populated rural area which may make it difficult to attract and retain qualified individuals for key management positions. The loss of the services of any of these individuals or the inability to attract and retain qualified individuals for our key management positions could cause our operating results to suffer.

Our business depends on our ability to meet our labor needs and if we are unable to do so, our destination retail store expansion strategy may be delayed and our revenue growth may suffer.
      Our success depends on hiring, training, managing and retaining quality managers, sales associates and employees in our destination retail stores and customer care centers. Our corporate headquarters, distribution centers, return center and some of our destination retail stores are located in sparsely populated rural areas. It may be difficult to attract and retain qualified personnel, especially management and technical personnel, in these areas. Competition for qualified management and technical employees could require us to pay higher wages or grant above market levels of stock compensation to attract a sufficient number of employees. If we are unable to attract and retain qualified personnel as needed, the implementation of our destination retail store expansion strategy may be delayed and our revenue growth may suffer.

Our use tax collection policy for our direct business may expose us to the risk that we may be assessed for unpaid use taxes which would harm our operating results and cash flows.
      Many states have attempted to require that out-of-state direct marketers, whose only contacts with the state are solicitations and delivery to their residents of products purchased through the mail or the Internet, collect use taxes on the sale of these products. The U.S. Supreme Court has held that these states, absent congressional legislation, may not impose tax collection obligations on out-of-state direct marketers unless the out-of-state direct marketer has created nexus with the state. Nexus generally is created by the physical presence of the direct marketer, its agents or its property within the state. Our use tax collection policy for our direct business is to collect and remit use tax in states where our direct business has established nexus. Prior to the opening of a destination retail store, we have historically sought a private letter ruling from the state in which the store will be located as to whether our direct business will have nexus with that state as a result of the store opening. Some states have enacted legislation that requires use tax collection by direct marketers with no physical presence in that state. In some instances, the legislation assumes nexus exists because of the physical presence of an affiliated entity engaged in the same line of business. We expect that we will challenge the application of this legislation to us but we may not prevail. Also, if Congress enacts legislation permitting states to impose these use tax collection obligations, if the U.S. Supreme Court modifies or reverses its position or if we are otherwise required to collect and remit additional use taxes by state tax authorities, we could be subject to assessments, penalties and interest for unremitted use taxes, and demands for prospective collection and remittance of these taxes in amounts which could be material. If any of these events occur, they may have a material adverse effect on our operating results and cash flows.

We must successfully order and manage our inventory to reflect customer demand and anticipate changing consumer preferences and buying trends or our revenues and profitability will be adversely affected.
      Our success depends upon our ability to successfully manage our inventory and to anticipate and respond to merchandise trends and customer demands in a timely manner. We cannot predict consumer preferences with certainty and they may change over time. We usually must order merchandise well in advance of the applicable selling season. The extended lead times for many of our purchases may make it difficult for us to respond rapidly to new or changing product trends or changes in prices. If we misjudge either the market for our merchandise or our customers’ purchasing habits, our revenues may decline significantly and we may not have sufficient quantities of merchandise to satisfy customer demand or we may be required to mark down excess inventory, either of which would result in lower profit margins. In addition, as we implement our destination retail store expansion strategy, we will need to construct additional distribution centers or expand the size of our existing distribution centers to support our growing number of destination retail stores. If we are unable to find suitable locations for new distribution centers or to timely integrate new or expanded distribution centers into our inventory control process, we may not be able to deliver inventory to our destination retail stores in a timely manner which could have an adverse effect on the revenues and cash flows of our retail business.

A natural disaster or other disruption at our distribution centers or return facility could cause us to lose merchandise and be unable to effectively deliver to our direct customers and destination retail stores.
      We currently rely on distribution centers in Sidney, Nebraska, Prairie du Chien, Wisconsin, Mitchell, South Dakota and Wheeling, West Virginia to handle our distribution needs. We also operate a return center in Oshkosh, Nebraska. Any natural disaster or other serious disruption to these centers due to fire, tornado or any other calamity could damage a significant portion of our inventory, and materially impair our ability to adequately stock our destination retail stores, deliver merchandise to customers and process returns to vendors and could result in lost revenues, increased costs and reduced profits.

We are planning substantial systems changes in support of our direct business and destination retail store expansion that might disrupt our supply chain operations.
      Our success depends on our ability to source merchandise efficiently through appropriate management information and operational systems and procedures. We are planning modifications to our technology that will involve updating or replacing our systems with successor systems during the course of several years, including changes to the sortation systems at our distribution centers, updating of the space planning and labor scheduling software for our destination retail stores and improvements to our customer relationship management system. There are inherent risks associated with replacing or modifying these systems, including supply chain disruptions that could affect our ability to deliver products to our stores and our customers. We may be unable to successfully launch these new systems, the launch of these new systems could result in supply chain disruptions or the actual cost may exceed the estimated cost of these new systems, each of which could have an adverse effect on our revenues and profitability.

Our failure to obtain or negotiate economic development packages with local and state governments could cause us to significantly alter our destination retail store strategy or format and/or delay the construction of one or more of our destination retail stores and could adversely affect our revenues, cash flows and profitability.
      We have received economic development packages from many of the local and state governments where our destination retail stores are located. In some locations, we have experienced an increased amount of government and citizen resistance and critical review of pending and existing economic development packages. This resistance and critical review may cause local and state government officials in future locations to deny or limit economic development packages that might otherwise be available to us. The failure to obtain similar economic development packages in the future for any of these reasons could cause us to significantly alter our destination retail store strategy or format. As a result, we could be forced to invest less capital in our stores which could have an adverse effect on our ability to construct the stores as attractive tourist and entertainment shopping destinations, possibly leading to a decrease in revenues or revenue growth. In addition, the failure to obtain similar economic development packages for stores built in the future would have an adverse impact on our cash flows and on the return on investment in these stores.

The failure of properties to generate sufficient taxes to amortize economic development bonds owned by us that relate to the development of such properties would have an adverse impact on our cash flows and profitability.
      We often purchase economic development bonds issued by state or local governmental entities in connection with the development of our destination retail stores. The proceeds of these bonds are then used to fund the construction and equipping of new destination retail stores and related infrastructure development. The repayments of principal and interest on these bonds are typically tied to sales, property or lodging taxes generated from the related destination retail store and, in some cases, from other businesses in the surrounding area, over periods which range between 20 and 30 years. However, the governmental entity from which we purchase the bonds is not otherwise liable for repayment of principal and interest on the bonds to the extent that the associated taxes are insufficient to pay the bonds. At the time we purchase these bonds, we make estimates of the discounted future cash flow streams they are expected to generate in the form of interest and principal payments. Because these cash flows are based primarily on future property or sales tax collections at our destination retail stores and other facilities (which in many cases may not be operating at the time we make our estimates), these estimates are inherently subjective and the probability of ultimate realization is highly uncertain. If sufficient tax revenue is not generated by the subject properties, we will not receive the full amount of the expected payments due under the bonds which would have an adverse impact on our cash flows and profitability.

Our failure to comply with the terms of current economic development agreements could result in our repayment of grant money or other adverse consequences that would affect our cash flows and profitability.
      The economic development packages which we have received in connection with the construction of our current stores have, in some instances, contained forfeiture provisions and other remedies in the event we do not fully comply with the terms of the economic development agreements. Among the terms which could trigger these remedies are the failure to maintain certain employment and wage levels, failure to timely open and operate a destination retail store and failure to develop property adjacent to a destination retail store. As of the end of fiscal, 2004, the total amount of grant funding subject to repayment pursuant to a specific contractual remedy was $17.7 million. Portions of three of our destination retail stores, such as wildlife displays and museums, are subject to forfeiture provisions. In addition, there are 35.2 acres of undeveloped property subject to forfeiture. Other remedies that have been included in some economic development agreements are loss of priority to tax payments supporting the repayment of bonds held by us. Where specific remedies are not set forth, the local governments would be entitled to pursue general contract remedies. A default by us under these economic development agreements could have an adverse effect on our cash flows and profitability.

We may incur costs from litigation or increased regulation relating to products that we sell, particularly tree stands and firearms, which could adversely affect our revenues and profitability.
      We may incur damages due to lawsuits relating to products we sell. Since the beginning of 2001, we have been named as a defendant in 66 product liability lawsuits, including 20 lawsuits which allege that tree stands we sold failed and caused physical injuries. Tree stands are seating platforms used by hunters to elevate themselves in a tree. We are currently a defendant in 6 lawsuits relating to tree stands. In addition, sales of firearms and ammunition represented approximately 4.8% of our merchandise revenues during fiscal 2004. We may incur losses due to lawsuits, including potential class actions, relating to our performance of background checks on firearms purchases and compliance with other sales laws as mandated by state and federal law. We may also incur losses from lawsuits relating to the improper use of firearms or ammunition sold by us, including lawsuits by municipalities or other organizations attempting to recover costs from manufacturers and retailers of firearms and ammunition. Our insurance coverage and the insurance provided by our vendors for certain products they sell to us may be inadequate to cover claims and liabilities related to products that we sell. In addition, claims or lawsuits related to products that we sell or the unavailability of insurance for product liability claims, could result in the elimination of these products from our product line reducing revenues. If one or more successful claims against us are not covered by or exceed our insurance coverage, or if insurance coverage is no longer available, our available working capital may be impaired and our operating results could be adversely affected. Even unsuccessful claims could result in the expenditure of funds and management time and could have a negative impact on our profitability and on future premiums we would be required to pay on our insurance policies.

Current and future government regulation may negatively impact demand for our products and our ability to conduct our business.
      Federal, state and local laws and regulations can affect our business and the demand for products. These laws and regulations include:

•	Federal Trade Commission regulations governing the manner in which orders may be solicited and prescribing other obligations in fulfilling orders and consummating sales;

•	laws and regulations that prohibit or limit the sale, in certain states and localities, of certain items we offer such as firearms, black powder firearms, ammunition, bows, knives and similar products;

•	The Bureau of Alcohol, Tobacco, Firearms and Explosives governing the manner in which we sell firearms and ammunition;

•	laws and regulations governing hunting and fishing;

•	laws and regulations relating to the collecting and sharing of non-public customer information; and

•	U.S. customs laws and regulations pertaining to proper item classification, quotas, payment of duties and tariffs, and maintenance of documentation and internal control programs which relate to importing taxidermy which we display in our destination retail stores.
      Changes in these laws and regulations or additional regulation could cause the demand for and sales of our products to decrease. Moreover, complying with increased or changed regulations could cause our operating expenses to increase. This could adversely affect our revenues and profitability.

Our inability or failure to protect our intellectual property could have a negative impact on our operating results.
      Our trademarks, service marks, copyrights, patents, trade secrets, domain names and other intellectual property are valuable assets that are critical to our success. Effective trademark and other intellectual property protection may not be available in every country in which our products are made available. The unauthorized reproduction or other misappropriation of our intellectual property could diminish the value of our brands or goodwill and cause a decline in our revenues. Any infringement or other intellectual property claim made against us, whether or not it has merit, could be time-consuming, result in costly litigation, cause product delays or require us to enter into royalty or licensing agreements. As a result, any such claim could have an adverse effect on our operating results.

Failure to successfully integrate any business we acquire could have an adverse impact on our profitability.
      We may from time to time acquire businesses which we believe to be complementary to our business. Acquisitions may result in difficulties in assimilating acquired companies and may result in the diversion of our capital and our management’s attention from other business issues and opportunities. We may not be able to successfully integrate operations that we acquire, including their personnel, financial systems, distribution, operations and general operating procedures. If we fail to successfully integrate acquisitions, we could experience increased costs associated with operating inefficiencies which could have an adverse effect on our profitability.
Risks Related to Our Financial Services Business

We may experience limited availability of financing or variation in funding costs for our financial services business, which could limit growth of the business and decrease our profitability.
      Our financial services business requires a significant amount of cash to operate. These cash requirements will increase if our credit card originations increase or if our cardholders’ balances or spending increase. Historically, we have relied upon external financing sources to fund these operations, and we intend to continue to access external sources to fund our growth. A number of factors such as our financial results and losses, changes within our organization, disruptions in the capital markets, our corporate and regulatory structure, interest rate fluctuations, general economic conditions and accounting and regulatory changes and relations could make such financing more difficult or impossible to obtain or more expensive.
      We have been, and will continue to be, particularly reliant on funding from securitization transactions for our financial services business. Securitization funding sources include both a commercial paper conduit facility and fixed and floating rate term securitizations. Our commercial paper conduit facility expires in March of 2005 and our first term securitization expires in November of 2006. A failure to renew this facility, to resecuritize the term securitizations as they mature or to add additional commercial paper conduit capacity on favorable terms as it becomes necessary could increase our financing costs and potentially limit our ability to grow our financial services business. Unfavorable conditions in the asset-backed securities markets generally, including the unavailability of commercial bank liquidity support or credit enhancements, such as financial guaranty insurance, could have a similar effect.
      Furthermore, even if we are able to securitize our credit card receivables consistent with past practice, poor performance of our securitized receivables, including increased delinquencies and credit losses, lower payment rates or a decrease in excess spreads below certain thresholds, could result in a downgrade or withdrawal of the ratings on the outstanding securities issued in our securitization transactions, cause early amortization of these securities or result in higher required credit enhancement levels. This could jeopardize our ability to complete other securitization transactions on acceptable terms, decrease our liquidity and force us to rely on other potentially more expensive funding sources, to the extent available, which would decrease our profitability.

We may have to reallocate capital from our direct and retail businesses to meet the capital needs of our financial services business, which could alter our destination retail store expansion program.
      Our bank subsidiary must satisfy the capital maintenance requirements of government regulators and its agreement with VISA International, Inc., or VISA. A variety of factors could cause the capital requirements of our bank subsidiary to exceed our ability to generate capital internally or from third party sources. For example, government regulators or VISA could unilaterally increase their minimum capital requirements. Also, we have significant potential obligations in the form of the unused credit lines of our cardholders. As of the end of fiscal 2004, these unfunded amounts were approximately $6.0 billion. Draws on these lines of credit could materially exceed predicted line usage. In addition, the occurrence of certain events, such as significant defaults in payment of securitized receivables or failure to comply with the terms of securitization covenants, may cause previously completed securitization transactions to amortize earlier than scheduled or be reclassified as a liability for financial accounting purposes, both of which would have a significant effect on our ability to meet the capital maintenance requirements of our bank subsidiary, as affected off-balance sheet loans would immediately be recorded on our consolidated balance sheet and would be subject to regulatory capital requirements. If any of these factors occur, we may have to contribute capital to our bank subsidiary, which may require us to raise additional debt or equity capital and/or divert capital from our direct and retail businesses, which in turn could significantly alter our destination retail store expansion strategy.

It may be difficult to sustain the historical growth and profitability of our financial services business, and we will be subject to various risks as we attempt to grow the business.
      We may not be able to retain existing cardholders, grow account balances or attract new cardholders and the profits from our financial services business could decline, for a variety of reasons, many of which are beyond our control, including:

•	credit risk related to the loans we make to cardholders and the charge-off levels of our credit card accounts;

•	lack of growth of potential new customers generated by our direct and retail businesses;

•	liquidity and funding risk relating to our ability to create the liquidity necessary to extend credit to our cardholders and provide the capital necessary to meet the requirements of government regulators and VISA; and

•	operational risk related to our ability to acquire the necessary operational and organizational infrastructure, manage expenses as we expand, and recruit management and operations personnel with the experience to run an increasingly complex and highly regulated business.

Economic downturns and social and other factors could cause our credit card charge-offs and delinquencies to increase, which would decrease our profitability.
      Economic downturns generally lead to increased charge-offs and credit losses in the consumer finance industry, which would cause us to experience increased charge-offs and delinquencies in our credit card receivables portfolio. An economic downturn can hurt our financial performance as cardholders default on their balances or carry lower balances. A variety of social and other factors also may cause changes in credit card use, payment patterns and the rate of defaults by cardholders. These social factors include changes in consumer confidence levels, the public’s perception of the use of credit cards, changing attitudes about incurring debt and the stigma of personal bankruptcy. Additionally, credit card accounts tend to exhibit a rising trend in credit loss and delinquency rates between 18 to 30 months after they are issued. If the rate of growth in new account generation slows, the proportion of accounts in the portfolio that have been open for between 18 to 30 months will increase and the percentage of charge-offs and delinquencies may increase. Our underwriting criteria and product design may be insufficient to protect the growth and profitability of our financial services business during a sustained period of economic downturn or recession or a material shift in social attitudes, and may be insufficient to protect against these additional negative factors.

The performance of our financial services business may be negatively affected by the performance of our merchandising businesses.
      Negative developments in our direct and retail businesses could affect our ability to grow or maintain our financial services business. We believe our ability to maintain cardholders and attract new cardholders is highly correlated with customer loyalty to our merchandising businesses and to the strength of the Cabela’s brand. In addition, transactions on cardholder accounts produce loyalty points which the cardholder may apply to future purchases from us. Adverse changes in the desirability of products we sell, negative trends in retail customer service and satisfaction or the termination or modification of the loyalty program could have a negative impact on our bank subsidiary’s ability to grow its account base and to attract desirable co-branding opportunities with third parties.

Changes in interest rates could have a negative impact on our earnings.
      In connection with our financial services business, we borrow money from institutions and accept funds by issuing certificates of deposit, which we then lend to cardholders. We earn interest on the cardholders’ account balances, and pay interest on the certificates of deposit and borrowings we use to fund those loans. Changes in these two interest rates affect the value of the assets and liabilities of our financial services business. If the rate of interest we pay on borrowings increases more (or more rapidly) than the rate of interest we earn on loans, our net interest income, and therefore our earnings, could fall. Our earnings could also be adversely affected if the rates on our credit card account balances fall more quickly than those on our borrowings. In addition, as of fiscal year end 2004, approximately 39.6% of our cardholders did not maintain balances on their credit card accounts. We do not earn any interest from these accounts but do earn other fees from these accounts such as VISA interchange fees. In the event interest rates rise, the spread between the interest rate we pay on our borrowings and the fees we earn from these accounts may change and our profitability may be adversely affected.

Fluctuations in the value of our interests in our securitizations relating to our financial services business may adversely affect our earnings.
      In connection with our securitizations relating to our financial services business, we retain certain interests in the assets included in the securitization. These interests are carried in our consolidated financial statements at fair value and include our retained interest, or a “transferor interest,” in the securitized receivables, an “interest only strip” which represents our right to receive excess cash available after repayment of all amounts due to the investors, and in some cases Class B certificates which are subordinate to the investors certificates. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Credit Card Loan Receivable

Securitizations” and Note 2 to our consolidated financial statements. The fair value of these retained interests depends upon income earned on these interests which is affected by many factors not within our control, including the performance of the securitized loans, interest paid to the holders of securitization securities, credit losses and transaction expenses. The value of our interests in the securitizations will vary over time as the amount of receivables in the securitized pool and the performance of those loans fluctuate. The performance of the loans included in our securitizations is subject to the same risks and uncertainties that affect the loans that we have not securitized, including, among others, increased delinquencies and credit losses, economic downturns and social factors, interest rate fluctuations, changes in government policies and regulations, competition, expenses, dependence upon third-party vendors, fluctuations in accounts and account balances, and industry risks.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
      We are exposed to interest rate risk through our bank’s operations and, to a lesser extent, through our merchandising operations. We also are exposed to foreign currency risk through our merchandising operations.
Financial Services Interest Rate Risk
      Interest rate risk refers to changes in earnings or the net present value of assets and off-balance sheet positions less liabilities (termed “economic value of equity”) due to interest rate changes. To the extent that interest income collected on managed receivables and interest expense do not respond equally to changes in interest rates, or that rates do not change uniformly, securitization earnings and economic value of equity could be affected. Our net interest income on managed receivables is affected primarily by changes in short term interest rate indices such as LIBOR and prime rate, as variable rate card receivables, securitization certificates and notes and corporate debts are indexed to LIBOR-based rates of interest and are periodically repriced. We manage and mitigate our interest rate sensitivity through several techniques, but primarily by modifying the contract terms with our cardholders, including interest rates charged, in response to changing market conditions. Additional techniques we use include managing the maturity, repricing and distribution of assets and liabilities by issuing fixed rate securitization certificates and notes and by entering into interest rate swaps to hedge our fixed rate exposure from interest strips. The table below shows the mix of account balances at each interest rate at fiscal year end 2004, 2003 and 2002.

	Fiscal Year

	2004	2003	2002

As a percentage of total balances outstanding
Balances carrying interest rate based upon the national prime lending rate	57.2%	58.1%	57.3%
Balances carrying an interest rate of 9.99%	3.1%	3.8%	4.6%
Balances not carrying interest because their previous month’s balance was paid in full	39.6%	38.1%	38.0%
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
      Management has performed an interest rate gap analysis to measure the effects of the timing of the repricing of our interest sensitive assets and liabilities. Based on this analysis, we believe that if there had been an immediate 100 basis point, or 1.0%, increase in the market rates for which our assets and liabilities were indexed during fiscal 2004, our operating results would not have been materially affected. Management has also performed an interest rate gap analysis to measure the effects of a change in the spread between the prime interest rate and the LIBOR interest rate. Based on this analysis, we believe that an immediate 50 basis point, or 0.5%, decrease or increase in this spread would cause an increase or decrease of $3.2 million on the pre-tax income of our Financial Services segment, which could have a material effect on our operating results.
Merchandising Interest Rate Risk
      Two of our economic development bond agreements are priced at a variable interest rate. One is tied to the LIBOR rate and one is tied to the prime rate. In 2004, changes in these rates decreased our interest income by approximately $0.1 million. We do not think these interest rate changes will have a material impact on our operations.
      The interest payable on our line of credit is based on variable interest rates and therefore affected by changes in market interest rates. If interest rates on existing variable rate debt rose 1%, our results from operations and cash flows would not be materially affected.
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

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
      The information under the heading “Quarterly Results of Operations and Seasonal Influences” in Item 7 of Part II of this report under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” is incorporated herein by reference.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
Cabela’s Incorporated and Subsidiaries
Sidney, Nebraska
      We have audited the accompanying consolidated balance sheets of Cabela’s Incorporated and Subsidiaries (the “Company”) as of January 1, 2005 and January 3, 2004, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended January 1, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
      We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
      In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Cabela’s Incorporated and Subsidiaries as of January 1, 2005 and January 3, 2004, and the results of their operations and their cash flows for each of the three years in the period ended January 1, 2005, in conformity with accounting principles generally accepted in the United States of America.
DELOITTE & TOUCHE LLP
Omaha, Nebraska
March 18, 2005

CABELA’S INCORPORATED AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollar amounts in thousands except share and per share amounts)

	January 1,	January 3,
	2005	2004

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$248,184	$192,581
Accounts receivable, net of allowance for doubtful accounts of $1,483 at January 1, 2005, and $1,894 at January 3, 2004	33,524	32,826
Credit card loans held for sale (Note 2)	64,019	28,013
Credit card loans receivable, net of allowance of $65 at January 1, 2005 (Note 2)	5,209	—
Inventories	313,002	262,763
Prepaid expenses and deferred catalog costs	31,294	31,035
Deferred income taxes (Note 10)	2,240	1,122
Other current assets	31,015	33,291

Total current assets	728,487	581,631

PROPERTY AND EQUIPMENT, NET (Note 3)	294,141	264,991

OTHER ASSETS:
Intangible assets, net (Note 4)	4,555	4,252
Land held for sale or development	18,153	9,240
Retained interests in securitized receivables (Note 2)	28,723	20,864
Marketable securities (Note 5)	145,587	72,632
Investment in equity and cost method investees	830	4,266
Other	7,755	5,677

Total other assets	205,603	116,931

Total assets	$1,228,231	$963,553

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$100,826	$91,524
Unpresented checks net of bank balance	34,653	36,788
Accrued expenses and other liabilities	50,264	42,939
Gift certificates and credit card reward points	97,242	80,570
Accrued employee compensation and benefits	54,925	58,217
Time deposits (Note 6)	48,953	12,900
Current maturities of long-term debt (Note 8)	28,327	3,013
Income taxes payable	38,551	27,100

Total current liabilities	453,741	353,051

LONG-TERM LIABILITIES:
Long-term debt, less current maturities (Note 8)	119,825	139,638
Long-term time deposits (Note 6)	51,706	68,764
Deferred compensation	8,614	7,248
Deferred grant income	11,366	5,552
Deferred income taxes (Note 10)	16,625	16,785

Total long-term liabilities	208,136	237,987

COMMITMENTS AND CONTINGENCIES (Note 12 and 19)
STOCKHOLDERS’ EQUITY: (Notes 15 and 17)
Common stock, $0.01 par value:
Class A Voting, 245,000,000 shares authorized; 56,494,975 and 41,677,228 shares issued and outstanding at January 1, 2005 and January 3, 2004, respectively	566	417
Class B Non-voting, 245,000,000 shares authorized; 8,073,205 and 14,927,582 shares issued and outstanding at January 1, 2005 and January 3, 2004, respectively	80	149
Preferred stock, 10,000,000 shares authorized, no shares issued or outstanding	—	—
Additional paid-in capital	236,198	109,437
Retained earnings	326,794	261,798
Accumulated other comprehensive income	2,716	714

Total stockholders’ equity	566,354	372,515

Total liabilities and stockholders’ equity	$1,228,231	$963,553

See notes to consolidated financial statements.

CABELA’S INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Dollar amounts in thousands except per share and share amounts)

	2004	2003	2002

REVENUES:
Merchandise sales	$1,469,720	$1,331,534	$1,173,590
Financial services revenue	78,104	58,278	46,387
Other revenue	8,150	2,611	4,604

Total revenues	1,555,974	1,392,423	1,224,581

COST OF REVENUE:
Cost of merchandise sales	918,206	826,869	735,269
Cost of other revenue	7,459	659	176

Total cost of revenue (exclusive of depreciation and amortization)	925,665	827,528	735,445

GROSS PROFIT	630,309	564,895	489,136
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	533,094	479,964	413,135

OPERATING INCOME	97,215	84,931	76,001

OTHER INCOME (EXPENSE):
Interest income	601	408	443
Interest expense	(8,178)	(11,158)	(8,413)
Other income, net (Note 9)	10,443	5,612	4,708

	2,866	(5,138)	(3,262)

INCOME BEFORE PROVISION FOR INCOME TAXES	100,081	79,793	72,739
INCOME TAX EXPENSE (Note 10)	35,085	28,402	25,817

NET INCOME	$64,996	$51,391	$46,922

EARNINGS PER SHARE (Note 16):
Basic	$1.06	$0.99	$0.94

Diluted	$1.03	$0.93	$0.88

WEIGHTED AVERAGE SHARES OUTSTANDING (Note 16):
Basic	61,277,352	52,059,926	49,899,203

Diluted	63,277,400	55,306,294	53,399,546

See notes to consolidated financial statements.

CABELA’S INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Dollar Amounts in Thousands Except Share Amounts)

					Accumulated
			Additional		Other
	Common	Common	Paid-In	Retained	Comprehensive		Comprehensive
	Stock Shares	Stock	Capital	Earnings	Income (Loss)	Total	Income

BALANCE, Beginning of fiscal year 2002	49,899,203	$499	$47,926	$163,485	$165	$212,075
Comprehensive income (Note 17):
Net income	—	—	—	46,922	—	46,922	$46,922
Unrealized gains on marketable securities, net of taxes of $357	—	—	—	—	622	622	622
Derivative adjustment, net of taxes of $(26)	—	—	—	—	(46)	(46)	(46)

Total comprehensive income							$47,498

Repurchase of common stock	(12,845)	—	(129)	—	—	(129)
Exercise of employee stock options	12,845	—	63	—	—	63
Tax benefit of employee stock option exercises	—	—	23	—	—	23

BALANCE, End of fiscal year 2002	49,899,203	499	47,883	210,407	741	259,530
Comprehensive income (Note 17):
Net income	—	—	—	51,391	—	51,391	$51,391
Unrealized loss on marketable securities, net of taxes of $(160)	—	—	—	—	(265)	(265)	(265)
Derivative adjustment, net of taxes of $127	—	—	—	—	238	238	238

Total comprehensive income							$51,364

Issuance of common stock, net of transaction costs	14,594,555	146	197,577	—	—	197,723
Repurchase of common stock	(11,106,118)	(111)	(151,758)	—	—	(151,869)
Exercise of employee stock options	3,217,170	32	11,981	—	—	12,013
Tax benefit of employee stock option exercises	—	—	3,754	—	—	3,754

BALANCE, End of fiscal year 2003	56,604,810	566	109,437	261,798	714	372,515
Comprehensive income (Note 17):
Net income	—	—	—	64,996	—	64,996	$64,996
Unrealized gain on marketable securities, net of taxes of $1,216	—	—	—	—	2,207	2,207	2,207
Derivative adjustment, net of taxes of $(113)	—	—	—	—	(205)	(205)	(205)

Total comprehensive income							$66,998

Issuance of common stock, net of transaction costs	6,250,000	63	114,156	—	—	114,219
Repurchase of common stock	(95,420)	(1)	(1,272)	—	—	(1,273)
Stock based compensation (Note 15)	—	—	1,674	—	—	1,674
Employee stock purchase plan issuances	22,824	—	494			494
Exercise of employee stock options	1,785,966	18	9,747	—	—	9,765
Tax benefit of employee stock option exercises	—	—	1,962	—	—	1,962

BALANCE, End of fiscal year 2004	64,568,180	$646	$236,198	$326,794	$2,716	$566,354

See notes to consolidated financial statements.

CABELA’S INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollar amounts in thousands)

	2004	2003	2002

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$64,996	$51,391	$46,922
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation	28,385	25,509	21,189
Amortization	1,458	1,206	2,350
Stock based compensation	1,674	—	—
Equity in undistributed net (earnings) losses of equity method investee	(532)	86	82
Deferred income taxes	(2,379)	8,674	124
Other	(2,067)	3,442	277
Change in operating assets and liabilities:
Accounts receivable	(2,749)	(3,554)	(9,570)
Proceeds from new securitizations	169,000	206,000	165,000
Origination of credit card loans held for sale, net of collections	(205,006)	(192,455)	(174,281)
Inventories	(50,239)	(44,864)	(31,502)
Prepaid expenses	(259)	(2,007)	(1,788)
Other current assets	1,966	(10,131)	(3,680)
Land held for sale or development	(2,875)	(3,092)	(1,636)
Accounts payable	9,302	4,704	5,257
Accrued expenses and other liabilities	5,985	19,831	3,885
Gift certificates and credit card reward points	16,672	17,826	14,593
Accrued compensation and benefits	(2,209)	16,811	(4,688)
Income taxes payable	13,413	(1,726)	7,340
Deferred revenue	1,116	(773)	6,005
Deferred compensation	1,366	(29,642)	9,813

Net cash flows from operating activities	47,018	67,236	55,692

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(52,568)	(72,972)	(53,387)
(Investment in) distribution from equity and cost method investees	1,145	182	(32)
Proceeds from sale of cost method investment	8,755	—	—
Purchases of intangibles	(1,761)	(267)	(3,983)
Purchases of marketable securities	(74,492)	(18,201)	(32,821)
Change in credit card loans receivable	(5,313)	—	—
Change in retained interests	(7,859)	(6,983)	(895)
Maturities of marketable securities	4,959	2,596	1,768
Other	(36)	1,927	4,840

Net cash flows from investing activities	(127,170)	(93,718)	(84,510)

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances on line of credit	53,106	117,023	368,516
Payments on line of credit	(53,106)	(117,023)	(368,516)
Change in unpresented checks net of bank balance	(2,135)	(1,905)	(3,468)
Proceeds from issuance of long-term debt	98	61	125,605
Payments on long-term debt	(3,325)	(18,862)	(27,119)
Change in time deposits, net	18,995	12,224	1,185
Net (decrease) increase in employee savings plan	(1,083)	(8,958)	1,562
Issuance of common stock for initial public offering, net of transaction costs of $3,343	114,219	—	—
Proceeds from exercise of employee stock options and stock purchase plan, and recapitalization (Note 17)	10,259	209,736	63
Repurchase of common stock	(1,273)	(151,869)	(129)

Net cash flows from financing activities	135,755	40,427	97,699

NET INCREASE IN CASH AND CASH EQUIVALENTS	55,603	13,945	68,881
CASH AND CASH EQUIVALENTS, Beginning of Year	192,581	178,636	109,755

CASH AND CASH EQUIVALENTS, End of Year	$248,184	$192,581	$178,636

See notes to consolidated financial statements.

CABELA’S INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar Amounts in Thousands Except Share and Per Share Amounts)

1.	NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
      Nature of Business — Cabela’s Incorporated is the World’s Foremost Outfitter® of hunting, fishing and outdoor gear. The Company is a retailer and direct merchant, offering its products through regular and special catalog mailings, the Internet and ten retail stores located in Nebraska, Kansas, Minnesota, South Dakota, Michigan, Wisconsin, Pennsylvania and West Virginia. The Company’s products are sold throughout the United States as well as many foreign countries. On January 8, 2004, the Company incorporated in the state of Delaware; previously the Company was incorporated in Nebraska.
      Principles of Consolidation — The consolidated financial statements include the accounts of Cabela’s® Incorporated and its wholly owned subsidiaries (the “Company”). All material intercompany accounts and transactions have been eliminated.
      World’s Foremost Bank (“WFB”), a wholly-owned bank subsidiary, is a limited purpose bank formed under the Competitive Equality Banking Act (“CEBA”) of 1987. Due to the limited nature of its charter, WFB’s lending activities are limited to credit card lending and the bank’s deposit issuance is limited to time deposits of at least one hundred thousand dollars. During 2003, WFB converted from a national chartered bank to a state chartered bank.
      Initial Public Offering — On June 30, 2004, the Company closed its initial public offering of 6,250,000 shares of common stock, resulting in proceeds of $114,219, net of underwriting discounts and other expenses. The Company used $38,088 of the net proceeds to repay the outstanding balance on its open line of credit. The remaining amount was used for capital expenditures and the purchase of economic development bonds related to the construction and opening of new destination retail stores. Transaction costs of $3,343 were recognized as a reduction to the proceeds.
      Reporting Year — The Company’s fiscal year ends on the Saturday nearest December 31. Unless otherwise stated, references to years in this report relate to fiscal years rather than to calendar years.

Fiscal Year	Ended	Weeks

2004	January 1, 2005	52
2003	January 3, 2004	53
2002	December 28, 2002	52
      WFB’s fiscal year ends on December 31.
      Revenue Recognition — Revenue is recognized for retail sales at the time of the sale in the store and for direct sales when the merchandise is delivered to the customer. The Company records a reserve for estimated product returns in each reporting period, which is equal to the gross profit on projected merchandise returns and impairment of merchandise, based on its historical returns experience. Shipping fees charged to customers are included in net revenues and shipping costs are included in cost of revenue. The Company’s policy regarding gift certificates is to record revenue as the certificates are redeemed for merchandise. Prior to their redemption, the certificates are recorded as a liability. WFB recognizes gains on sales as credit card loans are securitized and sold. Interchange income is earned when a charge is made to a customer’s account.
      Credit Card Interest and Fees — Credit card interest and fees are included in Financial Services revenues and include interest, over limit, returned check, cash advance transaction fees and other credit card fees. These fees are assessed according to the terms of the related cardholder agreements and recognized as revenue when charged to the cardholder’s accounts. Interest and fees are accrued in accordance with the terms of the applicable cardholder agreement on credit card loans until the date of charge-off, which is generally in the month following when an account becomes 90 days contractually past

CABELA’S INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollar Amounts in Thousands Except Share and Per Share Amounts)
due, except in the case of cardholder bankruptcies, cardholder deaths and fraudulent transactions, which are charged off earlier. Interest income is accrued on accounts that carry a balance from the statement date through the end of the month.
      Cost of Revenue and SG&A Expenses — The Company’s consolidated cost of revenues primarily consists of merchandise acquisition costs, including freight-in costs, as well as shipping costs. The Company’s consolidated SG&A expenses primarily consist of selling expense, marketing expenses, including amortization of deferred catalog costs, warehousing, returned merchandise processing costs, retail occupancy costs, costs of operating our bank, depreciation, amortization and general and administrative expenses.
      Land Held for Sale or Development — The Company owns a fully consolidated subsidiary, whose primary activity is real estate development. Land that is purchased and held for sale is shown in other assets. Proceeds from sale of land are recorded in other revenue and the corresponding cost of the land sold is recorded in cost of revenue.
      Cash and Cash Equivalents — Cash equivalents consist of commercial paper and other investments that are readily convertible into cash and have maturities at date of purchase of three months or less. Unpresented checks net of bank balance in a single bank account are classified as current liabilities. WFB had $58,147 and $77,237 of cash and cash equivalents in fiscal years 2004 and 2003, respectively. Due to regulatory restrictions the Company is restricted from using this cash for non-banking operations, including for working capital for the direct and retail businesses.
      Securitization of Credit Card Loans — WFB sells a substantial portion of its credit card loans. Thus a majority of the credit card loans are classified as held for sale and are carried at the lower of cost or market. Net unrealized losses, if any, are recognized through a valuation allowance by charges to income. Although WFB continues to service the underlying credit card accounts and maintains the customer relationships, these transactions are treated as sales and the securitized receivables are removed from the consolidated balance sheet. WFB retains certain interests in the loans, including interest-only strips, cash reserve accounts and servicing rights.
      Under Statement of Financial Accounting Standards (“SFAS”) No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, gains or losses are recognized at the time of each sale. These gains or losses on sales depend in part on the carrying amount assigned to the loans sold allocated between the assets sold and retained interest based on their relative fair values at the date of transfer. For the fiscal years ended 2004, 2003 and 2002, WFB recognized gains on sale of $8.9 million, $5.9 million and $7.7 million, respectively, which are reflected as a component of financial services revenue.
      Since WFB receives adequate compensation relative to current market servicing rates, a servicing asset or liability is not recognized.
      For interest-only strips, WFB uses its best estimates for fair values based on the present value of future expected cash flows using assumptions for credit losses, payment rates and discount rates commensurate with the risks involved. The future expected cash flows do not include interchange income since interchange income is only earned when and if a charge is made to a customer’s account. However, WFB has the rights to the remaining cash flows (including interchange fees, if any) after the other costs of the trust are paid. Consequently, interchange income on securitized receivables is included within securitization income of financial services revenue. Financial services revenue is presented in Note 20.
      WFB is required to maintain a cash reserve account as part of the securitization program. In addition, WFB owns Class B certificates from one of its securitizations. The fair value of the cash reserve account is

CABELA’S INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollar Amounts in Thousands Except Share and Per Share Amounts)
estimated by discounting future cash flows using a rate that reflects the risks commensurate with similar types of instruments. For the Class B certificates, the fair value approximates the book value of the underlying receivables. These retained interests (interest-only strip, cash reserve account and Class B certificates) are measured like investments in debt securities classified as trading under SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities.
      Inventories — Inventories are stated at the lower of cost or market. Cost is determined using the last-in, first-out method (dollar value, link-chain) for all inventories except for those inventories owned by Van Dyke Supply Company, and Wild Wings, LLC, subsidiaries of the Company, which use the first-in, first-out method. If all inventories had been valued using the first-in, first-out method, which approximates replacement cost, the stated value would have been greater by $0 and $48 as of the fiscal years ended 2004 and 2003, respectively. All inventories are in one inventory class and are classified as finished goods. A provision for shrink is estimated, based on historical cycle count adjustments and periodic physical inventories. The allowance for damaged goods from returns is based upon historical experience. Inventory is adjusted for obsolete or slow moving inventory based on inventory aging reports and, in some cases, by specific identification of slow moving or obsolete inventory. Provisions for inventory losses included within cost of merchandise sales were approximately $1,862, $4,756, and $2,362 for fiscal years ended 2004, 2003 and 2002, respectively.
      Accounting for Vendor Allowances — Vendor allowances include allowances, rebates and cooperative advertising funds received from vendors. These funds are determined for each fiscal year and the majority is based on various quantitative contract terms. Amounts expected to be received from vendors relating to purchase of merchandise inventories are recognized as a reduction of costs of goods sold as the merchandise is sold. Amounts that represent a reimbursement of costs incurred, such as advertising, are recorded as a reduction to the related expense in the period that the related expense is incurred. Fair value of expenses reimbursed is determined using actual costs incurred, such as print and production costs for media or catalog advertising. Reimbursements received from vendors that exceed related expenses are classified as a reduction of merchandise costs of goods sold when the merchandise is sold.
      The Company records an estimate of earned allowances based on the latest projected purchase volumes. Historical program results, current purchase volumes, and inventory projections are reviewed when establishing the estimate for earned allowances, and a reserve based on historical adjustments is recorded as a reduction to the total estimated allowance.
      Deferred Catalog Costs and Advertising — The Company expenses the production cost of advertising as the advertising takes place, except for catalog advertising costs, which are capitalized and amortized over the expected period of future benefits.
      Catalog advertising consists primarily of catalogs for the Company’s products. The capitalized costs of the advertising are amortized over a four to twelve month period following the mailing of the catalogs.
      At fiscal year ends 2004 and 2003, $26,592 and $26,928, respectively, of catalog costs were included in prepaid expenses in the accompanying consolidated balance sheets. Advertising expense was $157,623, $146,062 and $129,090 for the fiscal years ended 2004, 2003 and 2002, respectively. Advertising vendor allowances recorded as a reduction to advertising expense, included in the amounts above were approximately $3,290, $4,044 and $2,254 for the fiscal years ended 2004, 2003, and 2002, respectively.
      Store Preopening Expenses — Non-capital costs associated with the opening of new stores are expensed as incurred.
      Property and Equipment — Property and equipment are stated at cost. Depreciation and amortization are provided for in amounts sufficient to relate the cost of depreciable assets to operations over their

CABELA’S INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollar Amounts in Thousands Except Share and Per Share Amounts)
estimated service lives. Leasehold improvements are amortized over the lives of the respective leases or the service lives of the improvements whichever is shorter. The straight-line method of depreciation is used for financial reporting. Assets held under capital lease agreements are amortized using the straight-line method over the shorter of the estimated useful lives of the assets or the lease term. Major improvements that extend the useful life of an asset are charged to the property and equipment accounts. Routine maintenance and repairs are charged against earnings. The cost of property and equipment retired or sold and the related accumulated depreciation are removed from the accounts and any related gain or loss is included in earnings. Long-lived assets used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company capitalizes interest costs on construction of projects while they are being constructed and before they are placed into service. For the fiscal years ended 2004, 2003 and 2002, the Company capitalized $0, $246 and $151 of interest costs.
      The Company follows the American Institute of Certified Public Accountants Statement of Position (“SOP”) No. 98-1, Accounting for the Cost of Computer Software Developed or Obtained for Internal Use. In accordance with SOP No. 98-1, the Company capitalizes all costs related to internally developed or purchased software and amortizes these costs on a straight-line basis over their estimated useful lives.
      Intangible Assets — Intangible assets consist of purchased credit card relationships, deferred financing costs, non-compete agreements and goodwill. Purchased credit card relationships represent the intangible value of acquired credit card relationships. Recorded goodwill is tested annually for impairment by comparing the fair value of the Company’s reporting units to their carrying value. The Company performed its annual goodwill impairment test in the fourth quarter of fiscal 2003 and 2004. Fair value was determined using a discounted cash flow methodology. As a result of these tests, no impairments were recognized and there were no changes in the carrying amount of goodwill.
      Marketable Securities — Economic development bonds (“bonds”) that are issued by the state and local municipalities that management has the positive intent and ability to hold to maturity are classified as “held-to-maturity” and recorded at amortized cost. WFB holds mortgage backed securities from the Nebraska Investment Finance Authority (NIFA), which are classified as “held-to-maturity” and recorded at amortized cost. For bonds classified as available-for-sale where quoted market prices are not available, fair values are estimated using present value or other valuation techniques. The fair value estimates are made at a specific point in time, based on available market information and judgments about the bonds, such as estimates of timing and amount of expected future cash flows. Such estimates do not reflect any premium or discount that could result from offering for sale at one time the Company’s entire holdings of a particular bond, nor do they consider the tax impact of the realization of unrealized gains or losses.
      Equity securities with readily determinable fair values, are classified as “available-for-sale” and recorded at fair value, with unrealized gains and losses, net of related income taxes, excluded from earnings and reported in accumulated other comprehensive income.
      Declines in the fair value of held-to-maturity and available-for-sale bonds and securities below cost that are deemed to be other than temporary are reflected in earnings as realized losses. Gains and losses on the sale of securities are recorded on the trade date and determined using the specific identification method.
      Investment in Equity and Cost Method Investees — Companies that are 50% or less owned by the Company have been excluded from consolidation. The Company reflects its 33% investment in Three Corners LLC at cost plus its equity in undistributed net earnings or losses since acquisition reduced by dividends. Dividends received from Three Corners LLC were $150, $0, and $0 for the fiscal years ended 2004, 2003 and 2002, respectively. In December 2004, the Company disposed of its investment in Great

CABELA’S INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollar Amounts in Thousands Except Share and Per Share Amounts)
Wolf Lodge, LLC, and recorded a gain in other income of $2,532. The Company reflected its 17.5% investment in Great Wolf Lodge, LLC at cost due to the preferred nature of its investment, which did not provide for sharing in the earnings and losses, and was adjusted only for other-than-temporary declines in fair value. Distributions received in excess of earnings, subsequent to the date of investment were considered a return on investment and is recorded as a reduction of the cost of the investment. Distributions received from Great Wolf Lodge, LLC were $995, $182 and $0 for the fiscal years ended 2004, 2003 and 2002, respectively.
      Government Economic Assistance — In conjunction with the Company’s expansion into new communities, the Company often receives economic assistance from the local governmental unit in order to encourage economic expansion in the local government’s area. This assistance typically comes through the use of proceeds from the sale of economic development bonds and grants. The bond proceeds and grants are made available to fund the purchase of land (where not donated), construction of the retail facility and infrastructure improvements. The economic development bonds issued to fund the project, in certain cases, will be repaid by sales taxes generated by the Company’s facilities, while in other cases the economic development bonds are repaid through property taxes generated within a designated tax area. The government grants have been recorded as deferred grant income and have been classified as a reduction to the cost basis of the applicable property and equipment. The deferred grant income is amortized to earnings, as a reduction of depreciation expense over the average useful life of the project.
      In order to facilitate the transaction, the Company generally agrees to purchase these economic development bonds, and in one case, has agreed to guarantee any deficiency. In the one case the Company has agreed to guarantee the deficiency of an economic development bond, the term of the bond and the guarantee is through October, 2014. Each period the Company estimates the remaining amount of the governmental grant to be received associated with the project. If it is determined that Company will not receive the full amount remaining, the Company will adjust the deferred grant income to appropriately reflect the change in estimate and the Company will immediately record a cumulative additional depreciation charge that would have been recognized to date as expense, in the absence of the grant.
      Additionally, in connection with these arrangements, local governments at times donate land to the Company. Land grants typically include the land where the retail store is constructed as well as other land which is divided into parcels for future sale and development. The Company records the fair value of the land granted with a corresponding credit to deferred grant income that is classified as a reduction to the basis of the land. The deferred grant income is recognized as grant income over the life of the related assets constructed upon it. As parcels of land are sold any appreciation or decline in the value of the land is recognized at the time of sale. Land received by the Company under government economic assistance totaled $14,384, $1,201 and $6,400 for the fiscal years ended 2004, 2003 and 2002, respectively.
      In certain cases, the Company has agreed to guarantee any deficiency in tax proceeds that are used for debt service of the economic development bonds. In those situations in which the Company guarantees the economic development bonds, the Company records the obligation as debt on its balance sheet in accordance with EITF 91-10, Accounting for Special Assessments and Tax Increment Financing Entities. Such amounts are recorded in long-term debt (See Note 8). As of the fiscal years ended 2004 and 2003, the Company has guaranteed total outstanding economic development bonds of $4,430 and $4,635, respectively. As of January 1, 2005, it does not appear that any payments which might be required by the Company under these guarantees, would have a material impact on the Company’s financial position.
      As a condition of the receipt of certain grants, the Company is required to comply with certain covenants. The most restrictive of these covenants are to maintain certain employment levels, maintain retail stores in certain locations or to maintain office facilities in certain locations. For these types of grants, the Company records the grants as a component of deferred grant income, and recognizes them as

CABELA’S INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollar Amounts in Thousands Except Share and Per Share Amounts)
the milestones associated with the grant are met. As of the fiscal years ended 2004 and 2003, the Company was in compliance with all material requirements.
      Credit Card Reward Program — Every Cabela’s Club VISA cardholder receives Cabela’s points based on the dollar amount transacted on WFB’s credit card. Cabela’s points can be redeemed at any Cabela’s store or through a Cabela’s catalog or internet purchase. Classic or Gold cards are issued. Classic Cardholders receive 1% in points for every dollar spent and 2% in points for purchases at Cabela’s. Gold Cardholders receive 1% in points for every dollar spent and 3% in points for purchases at Cabela’s. There is no limit or expiration on points that can be earned by a cardholder. Points are accrued and expensed as the cardholder earns them. The expense is shown as a reduction of financial services revenue. The amount of unredeemed credit card points was $38,552 and $30,946 as of the fiscal years ended 2004 and 2003, respectively. In addition to credit card points, vouchers and gift certificates are issued to card members at Club events and to new members when they apply for the card membership. These vouchers and gift certificates are used to purchase Cabela’s merchandise. All of these items are part of the customer rewards program. The amount of credit card rewards expensed as an offset to financial services revenue was $52,939, $39,876 and $31,129 in 2004, 2003 and 2002, respectively.
      Income Taxes — The Company files consolidated federal and state income tax returns with its wholly owned subsidiaries. The consolidated group follows a policy of requiring each entity to provide for income taxes in an amount equal to the income taxes that would have been incurred if each were filing separately. The Company’s tax year-end is the Saturday closest to September 30.
      Deferred income taxes are computed using the liability method under which deferred income taxes are provided on the temporary differences between the tax bases of assets and liabilities and their financial reported amounts.
      Use of Estimates — The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.
      Stock-Based Compensation — The Company follows Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees and related interpretations. The Company has adopted the disclosure-only provisions of SFAS No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure. Under SFAS No. 123, the fair value of stock option awards to employees is calculated through the use of option pricing models, even though such models were developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which differ from the Company’s stock option awards. These models also require subjective assumptions, including future stock price volatility and expected time to exercise, which affect the calculated values. The Company’s calculations are based on a single option valuation approach and forfeitures are recognized as they occur. Stock-based compensation costs are reflected in net income where the options granted under those plans had an exercise price that is less than the fair value of the underlying common stock on the date of grant.

CABELA’S INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollar Amounts in Thousands Except Share and Per Share Amounts)
      For purposes of pro forma disclosures, the estimated fair value of the options granted is amortized to expense over the options’ vesting period. The Company’s pro forma net income for 2004, 2003 and 2002 were as follows:

	2004	2003	2002

Net income — as reported	$64,996	$51,391	$46,922
Add: Stock based employee compensation recognized, net of tax	1,086	—	—
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(4,759)	(953)	(1,032)

Net income — pro forma	$61,323	$50,438	$45,890

Earnings per share:
Basic — as reported	$1.06	$0.99	$0.94
Basic — proforma	$1.00	$0.97	$0.92
Diluted — as reported	$1.03	$0.93	$0.88
Diluted — proforma	$0.94	$0.92	$0.87
      The fair value of options granted subsequent to the filing of the initial public offering were estimated on the date of the grant using the Black-Scholes option pricing model with the following weighted-average assumptions. The expected stock price volatility was 50%; the risk free interest at grant date was 3.57% and the expected term was 4.5 years. Prior to the May 1, 2004 option grant, the Company used a binomial model and did not include a volatility factor.
      Financial Instruments and Credit Risk Concentrations — Financial instruments, which potentially subject the Company to concentrations of credit risk, are primarily cash, investments and accounts receivable. The Company places its investments primarily in tax-free municipal bonds or commercial paper with short-term maturities, and limits the amount of credit exposure to any one entity. Concentrations of credit risk with respect to accounts receivable are limited due to the nature of the Company’s receivables.
      Fair Value of Financial Instruments — The carrying amount of cash and cash equivalents, receivables, credit card loans held for sale, retained interests in asset securitizations, accounts payable, notes payable to banks and accrued expenses approximate fair value because of the short maturity of these instruments. The fair values of each of the Company’s long-term debt instruments are based on the amount of future cash flows associated with each instrument discounted using the Company’s current borrowing rate for similar debt instruments of comparable maturity. The fair value estimates are made at a specific point in time and the underlying assumptions are subject to change based on market conditions. At fiscal year ended 2004 and 2003, the carrying amount of the Company’s long-term debt was $148,152 and $142,651, respectively, with an estimated fair value of approximately $150,910 and $149,597, respectively. For purposes of estimating fair value, time deposits are pooled in homogeneous groups and the future cash flows of those groups are discounted using current market rates offered for similar products. At fiscal year end 2004 and 2003, the carrying amounts of the Company’s time deposits were $100,659 and $81,664, respectively, with an estimated fair value of approximately $100,636 and $82,917, respectively.
      Derivatives — The Company uses derivatives for the purpose of hedging exposure to changes in interest rates and foreign currency exchange rates. The fair value of each derivative is recognized in the balance sheet within current assets or current liabilities. Changes in the fair value of derivatives are recognized immediately in the income statement for derivatives that do not qualify for hedge accounting. For derivatives designated as a hedge and used to hedge an anticipated transaction, changes in the fair value of the derivatives are deferred in the balance sheet within accumulated other comprehensive income

CABELA’S INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollar Amounts in Thousands Except Share and Per Share Amounts)
to the extent the hedge is effective in mitigating the exposure to the related anticipated transaction. Any ineffectiveness associated with the hedge is recognized immediately in the income statement. Amounts deferred within accumulated other comprehensive income are recognized in the income statement in the same period during which the hedged transaction affects earnings.
      Comprehensive Income — Comprehensive income consists of net income, derivative adjustments and unrealized gains and losses on available-for-sale securities, net of related income taxes.
      Earnings Per Share — Basic earnings per share (“EPS”) is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is computed by dividing net income by the sum of the weighted average number of shares outstanding plus all additional common shares that would have been outstanding if potentially dilutive common share equivalents had been issued.
      Reclassifications — Certain reclassifications have been made to prior year financial statements and the notes to conform to the current year presentation.
      Supplemental Cash Flow Information — The following table sets forth non-cash financing and investing activities and other cash flow information.

	Fiscal Year Ended

	2004	2003	2002

Non-cash financing and investing activities:
Contribution of assets in exchange for investment in Great Wolf Lodge, LLC	$3,400	$—	$4,000
Contribution of land	$6,038	$—	$—
Capital lease obligation	$8,728	$—	$—
Other cash flow information:
Interest paid, net of amounts capitalized	$11,360	$11,086	$6,756
Income taxes	$24,026	$21,453	$20,104
      Recently Issued Accounting Pronouncements — At the March 17-18, 2004 EITF meeting the Task Force reached a consensus on Issue No. 03-1. The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. Issue 03-1 provides guidance for determining when an investment is other-than-temporarily impaired that is incremental to the consideration in this Issue- specifically, whether an investor has the ability and intent to hold an investment until recovery. In addition, Issue 03-1 contains disclosure requirements that provide useful information about impairments that have not been recognized as other than temporary for investments within the scope of this Issue. The guidance for evaluating whether an investment is other-than-temporarily impaired should be applied in other-than-temporary impairment evaluations made in reporting periods beginning after June 15, 2004. The disclosures are effective in annual financial statements for fiscal years ending after December 15, 2003, for investments accounted for under SFAS No. 115 Accounting for Certain Investments in Debt and Equity Securities and SFAS No. 124 Accounting for Certain Investment Held by Not-for-Profit Organizations. For other investments within the scope of this Issue, the disclosures are effective in annual financial statements for fiscal years ending after June 15, 2004. The additional disclosure for cost method investments are effective for fiscal years ending after June 15, 2004. Comparative information for periods prior to initial application is not required. The adoption of this Issue did not have a material impact on the Company’s financial position, results of operations or cash flows. In September 2004, the FASB issued Staff Position 03-1-1 which deferred the effective date for the measurement and recognition guidance contained in EITF paragraphs 10-20 of Issue 03-1. This delay does not suspend the requirement to

CABELA’S INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollar Amounts in Thousands Except Share and Per Share Amounts)
recognize other-than-temporary impairments as required by existing authoritative literature. The delay of the effective date for paragraphs 10-20 of Issue 03-1 will be superseded concurrent with the final issuance of FSB EITF Issue 03-1a.
      On December 16, 2004, the FASB issued Statement No. 153 Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29. This statement was a result of an effort by the FASB and the IASB to improve financial reporting by eliminating certain narrow differences between their existing accounting standards. One such difference was the exception from fair value measurement in APB Opinion No. 29, Accounting for Nonmonetary Transactions, for nonmonetary exchanges of similar productive assets. Statement 153 replaces this exception with a general exception from fair value measurement for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. This statement shall be applied prospectively and is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Earlier application is permitted for nonmonetary asset exchanges occurring in fiscal periods beginning after the date of issuance of this Statement. The adoption of FASB No. 153 will not have a significant impact on the Company’s financial position, results of operations or cash flows.
      On December 16, 2004, the FASB issued Statement No. 123 (revised 2004), Share-Based Payment. Statement 123(R) requires all entities to recognize compensation expense in an amount equal to the fair value of the share-based payments (e.g., stock options and restricted stock) granted to employees or by incurring liabilities to an employee or other supplier (a) in amounts based, at least in part, on the price of the entity’s shares or other equity instruments or (b) that require or may require settlement by issuing the entity’s equity shares or other equity instruments. This Statement is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation. This Statement supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. This Statement is effective for public entities that do not file as small business issuers as of the beginning of the first interim or annual reporting period that begins after June 15, 2005. The Company will adopt this statement at its effective date in the third fiscal quarter of 2005. The Company expects to record pre-tax compensation expense of approximately $2.0 to $3.0 million during the second half of 2005 after this statement is adopted.

2.	SALE OF CREDIT CARD LOANS
      WFB has established a trust for the purpose of routinely selling and securitizing credit card loans. WFB maintains responsibility for servicing the securitized receivables and receives 1.25% (annualized) of the average outstanding receivables in the trust. Additionally, WFB earns 0.75%, but only to the extent that the trust generates sufficient interchange income to make that portion of the payment. Servicing fees are paid monthly. The trust issues commercial paper, long term bonds or long term notes. Variable bonds and notes are priced on a floating rate basis with a spread over a benchmark rate. The fixed rate notes are priced on a five-year swap rate plus a spread. WFB retains rights to future cash flows arising after investors have received the return for which they are entitled and after certain administrative costs of operating the trust. These retained interests are known as interest-only strips and are subordinate to investor’s interests. The value of the interest-only strips is subject to credit, payment rate and interest rate risks on the loans sold. The investors have no recourse to WFB’s assets for failure of debtors to pay. However, as contractually required, WFB establishes certain cash accounts, known as cash reserve accounts, to be used as collateral for the benefit of investors.
      WFB owned $2,562 and $3,550 of the Series 2003-2 Class B certificates at fiscal year end 2004 and 2003, respectively.

CABELA’S INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollar Amounts in Thousands Except Share and Per Share Amounts)

Retained Interests:
      Retained interests in securitized receivables consist of the following at fiscal years ended 2004 and 2003:

	2004	2003

Cash reserve account	$16,158	$10,330
Interest-only strip	10,003	6,984
Class B certificates	2,562	3,550

	$28,723	$20,864

      Credit card loans held for sale and credit card loans receivable consist of the following at fiscal years ended 2004 and 2003:

	2004	2003

Composition of credit card loans held for sale and credit card loans receivable:
Loans serviced	$1,083,120	$873,673
Loans securitized and sold to outside investors	(1,010,000)	(841,000)
Securitized loans with certificates owned by WFB which are classified as retained interests	(2,562)	(3,550)

	70,558	29,123
Less adjustments to market value and allowance for loan losses	(1,330)	(1,110)

Total	$69,228	$28,013

Delinquent loans in the managed credit card loan portfolio at fiscal year end:
30-89 days	$5,591	$5,418
90 days or more and still accruing	$2,098	$1,619
Total net charge-offs on the managed credit card loans portfolio for fiscal year ended	$19,658	$17,055
Annual average credit card loans:
Managed credit card loans	$888,730	$705,265
Securitized credit card loans including seller’s interest	$877,280	$693,828
Total net charge-offs as a percenage of annual average managed loans	2.21%	2.42%
      Key economic assumptions used throughout 2004 and 2003 to estimate the fair value of the interest only strips resulting from the securitization of credit card loans were as follows:

CABELA’S INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollar Amounts in Thousands Except Share and Per Share Amounts)

Key Assumptions:

	Ranges

	2004	2003

Payment rates:
Month 1	47.15% to 48.60%	47.40% to 48.61%
Following months	14.83% to 15.33%	14.93% to 15.60%
Weighted average life in years	0.542	0.625
Expected credit losses:
Month 1	2.17% to 2.31%	2.30% to 2.52%
Following months	3.58% to 3.75%	3.75% to 4.16%
Servicing fee	1.25%	1.25%
Discount rate	9.70% to 10.03%	9.66% to 10.27%
Weighted average interest rate paid to investors	2.83% to 3.39%	2.66% to 2.93%

Sensitivity Analysis:
      At fiscal year ended 2004, key economic assumptions and the sensitivity of the current fair value of retained interests of $28,723 to immediate 10% and 20% adverse changes in those assumptions are as follows:

		2004
		Impact on Fair
		Value of an Adverse
		Change of

	Assumption	10%	20%

Payment rates	15.28%	$(803)	$(1,454)
Expected credit losses	3.70%	$(702)	$(1,403)
Discount rate	10.03%	$(387)	$(767)
Weighted average interest paid to investors	3.39%	$(297)	$(584)
      The sensitivity analysis is hypothetical and is as of a specific point in time. As a result, these scenarios should be used with caution. As the table indicates, changes in fair value based on 10 percent variation in assumptions generally cannot be extrapolated because the relationship of the change in assumption to the change in fair value may not be linear. Also, in this table, the effect of a variation in a particular assumption on the fair values of interest-only strips are calculated without changing any other assumption; in reality, changes in one factor may result in changes in another which might magnify or counteract the sensitivities.

Cash Flows from Securitizations:
      Cash flows received from the securitization trust during 2004, 2003 and 2002 were as follows:

	2004	2003	2002

Proceeds from new securitizations, net	$169,000	$206,000	$165,000
Collections used by the trust to purchase new balances in recovering credit card securitizations	$4,597,365	$3,634,964	$2,728,191
Servicing fees received	$16,452	$12,523	$9,441
Other cash flows received on retained interests	$94,277	$73,587	$56,682

CABELA’S INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollar Amounts in Thousands Except Share and Per Share Amounts)
      Other cash flows represent the total cash flows received on retained interest by the transferor other than servicing fees.
      Certain restrictions exist related to securitization transactions that protect certificate holders against declining performance of the credit card loans. In the event performance declines outside stated parameters and waivers are not granted by certificate holders, note holders and/or credit enhancement providers, a rapid amortization of the certificates could potentially occur. At fiscal years ended 2004, 2003 and 2002, the credit card loans were performing within established guidelines.

3.	PROPERTY AND EQUIPMENT
      Property and equipment include the following at each fiscal year end:

		Fiscal Years Ended
	Useful Life
	in Years	2004	2003

Land and improvements	0 - 20	$50,515	$47,681
Buildings and improvements	40	142,767	146,516
Assets held under capital lease	30	8,728	—
Leasehold improvements	7 - 40	3,591	3,607
Furniture, fixtures and equipment	3 - 10	135,067	121,923
Capitalized software	3	14,053	11,404
Monuments and animal displays	10 - 15	14,738	14,896
Construction in progress		48,503	17,768

		417,962	363,795
Less accumulated depreciation and amortization		(123,821)	(98,804)

		$294,141	$264,991

4.	INTANGIBLE ASSETS
      Intangible assets consist of the following at each fiscal year end:

		Fiscal Year Ended 2004
	Amortization
	Period in		Accumulated
	Years	Cost	Amortization	Net

Purchased credit card relationships	4	$4,576	$(4,435)	$141
Deferred financing costs	3 - 17	1,378	(599)	779
Customer name lists	5	3,018	(1,498)	1,520
Non-compete agreement	7	1,463	(317)	1,146
Goodwill	—	969	—	969

		$11,404	$(6,849)	$4,555

CABELA’S INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollar Amounts in Thousands Except Share and Per Share Amounts)

		Fiscal Year Ended 2003
	Amortization
	Period in		Accumulated
	Years	Cost	Amortization	Net

Purchased credit card relationships	4	$4,576	$(3,872)	$704
Deferred financing costs	3 - 17	1,337	(393)	944
Customer name lists	5	2,509	(874)	1,635
Goodwill	—	969	—	969

		$9,391	$(5,139)	$4,252

      Aggregate amortization expense was $1,458, $1,206 and $2,350 for the fiscal years ended 2004, 2003 and 2002, respectively. Estimated amortization expense for the fiscals years shown is as follows:

2005	$983
2006	843
2007	499
2008	263
2009	263
Thereafter	735

Total	$3,586

5.	MARKETABLE SECURITIES
      Marketable securities consist of the following at each respective year-end:

	Fiscal Year Ended 2004

		Gross	Gross
		Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

Available-for-sale:
Economic development bonds	$128,683	$3,976	$—	$132,659
Held to maturity:
Mortgage backed securities	1,000	—	—	1,000
Economic development bonds	11,928	—	—	11,928

	$141,611	$3,976	$—	$145,587

	Fiscal Year Ended 2003

		Gross	Gross
		Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

Available-for-sale:
Equity securities	$1,047	$17	$—	$1,064
Economic development bonds	58,333	641	(104)	58,870
Held to maturity:
Economic development bonds	12,698	—	—	12,698

	$72,078	$658	$(104)	$72,632

CABELA’S INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollar Amounts in Thousands Except Share and Per Share Amounts)
      The amortized cost and fair value of economic development bonds by contractual maturity at fiscal 2004 is as follows:

	Available for Sale		Held to Maturity

	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value

2005	$2,042	$2,406	$820	$820
2006	2,434	2,862	992	992
2007	2,729	3,137	1,006	1,006
2008	2,936	3,349	1,193	1,193
2009	3,149	3,570	1,123	1,123
Thereafter	115,393	117,335	7,794	7,794

	$128,683	$132,659	$12,928	$12,928

      Realized gains of $264, $587 and $588 and in 2004, 2003 and 2002, respectively, are included in other income in the accompanying consolidated statements of income.

6.	TIME DEPOSITS
      WFB accepts time deposits only in amounts of at least one hundred thousand dollars. All time deposits are interest bearing. The aggregate amount of time deposits by maturity as of fiscal year ended 2004 are as follows:

2005	$48,953
2006	28,201
2007	10,705
2008	7,200
2009 and thereafter	5,600

100,659
Less current maturities	(48,953)

Deposits classified as non-current liabilties	$51,706

7.	REVOLVING CREDIT FACILITIES
      On May 6, 2004 the Company renewed and amended its unsecured revolving loan agreement with several banks for $230,000. This revolving facility, which expires on June 30, 2007, provides for a London Interbank Offered Rates (“LIBOR”) based rate of interest plus a spread, which adjusts based upon certain financial ratios achieved by the Company and ranges from .80% to 1.425%. During the term of the facility, the Company was also required to pay a facility fee, which ranges from .125% to .25%. The principal amount was undrawn as of the end of 2004 and 2003. The average borrowing of principal amounts outstanding was: $1,667, $2,440 and $36,933 for 2004, 2003 and 2002, respectively.
      The loan agreement permits the issuance of up to $100 million in letters of credit and standby letters of credit, the notional amount of which are applied against the overall credit limit available under the revolver. At January 1, 2005 and January 3, 2004, the Company had outstanding commercial letters of credit aggregating approximately $31,088 and $26,145, respectively, for the purchase of merchandise. In addition, at January 1, 2005 the Company had outstanding standby letters of credit of $6,525. These

CABELA’S INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollar Amounts in Thousands Except Share and Per Share Amounts)
related to the Company’s self-funded property insurance and worker’s compensation and to various construction projects.
      The agreement contains several provisions, which, among other things, require the maintenance of certain financial ratios and net worth, and limit the payment of dividends. The significant financial ratios and net worth requirements in the loan agreement are as follows:

•	A current consolidated assets to current consolidated liabilities ratio of no less than 1.15 to 1.00 as of the last day of any fiscal year;

•	A fixed charge coverage ratio (the ratio of the sum of consolidated EBITDA plus certain rental expenses to the sum of consolidated cash interest expense plus certain rental expenses) of no less than 2.00 to 1.00 as of the last day of the any fiscal quarter; and

•	A minimum tangible net worth of $300 million plus 50% of cumulative consolidated net income beginning in 2004. Tangible net worth is our equity less intangible assets.
      In addition, the note contains cross default provisions to other outstanding debt. In the event the Company fails to comply with these covenants and the failure to comply goes beyond 30 days, a default is triggered. In the event of default, the obligations shall automatically become immediately due and payable. All outstanding letters of credit and all principal and outstanding interest would immediately become due and payable.
      The Company was in compliance with all covenants as of each fiscal year end presented.
      On October 7, 2004, WFB entered into an unsecured Federal Funds Sales Agreement with a financial institution. All Federal Funds transactions will be on a daily origination and return basis. Daily interest charges are determined based on mutual agreement by the parties. The maximum amount of funds which can be borrowed is $25,000 of which no amounts were borrowed during fiscal year 2004. On October 8, 2004, WFB entered into an unsecured Federal Funds Line of Credit agreement with a financial institution. The maximum amount of funds which can be borrowed is $40,000 of which no amounts were outstanding at fiscal year end 2004. The interest rate for the line of credit is based on the current Federal funds rate.

CABELA’S INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollar Amounts in Thousands Except Share and Per Share Amounts)

8.	LONG-TERM DEBT AND CAPITAL LEASES
      Principal amounts of long-term debt and net carrying amount of capital leases consists of the following at each fiscal year end:

	2004	2003

Unsecured 4.95% notes payable to various insurance companies, with principal payable in five annual installments of $25,000 beginning September 5, 2005. Interest payments are made semi-annually	$125,000	$125,000
Unsecured Senior Notes, interest rates from 8.79% to 9.19%, payable with interest and principal due in monthly installments of $274 through January 1, 2007. Beginning February 1, 2008 monthly principal of $81 are due through January 1, 2010	8,123	10,563
Capital lease obligation, implicit rate of 4%, payable in monthly installments of $42 through June 2034	8,639	—
Various notes payable due April 1, 2004 through October 15, 2014, interest rates from 4.0% to 8.0%, and total annual installments of approximately $790	6,390	7,088

Total long-term debt	148,152	142,651
Less current maturities	(28,327)	(3,013)

Long-term portion	$119,825	$139,638

      Certain of the long-term debt agreements contain various covenants and restrictions such as the maintenance of minimum debt coverage, net worth and financial ratios. The significant financial ratios and net worth requirements in the long-term debt agreements are as follows:

•	A limitation of funded debt to be less than 60% of consolidated total capitalization.

•	Cash flow fixed charge coverage ratio (the ratio of the sum of consolidated EBITDA plus certain rental expenses to the sum of consolidated cash interest expense plus certain rental expenses) of no less than 2.00 to 1.00 as of the last day of the any fiscal quarter; and

•	A minimum consolidated adjusted net worth of $150 million plus 25% of cumulative consolidated net income beginning in 2002. Adjusted net worth is consolidated equity less equity in WFB, plus the LIFO reserve and deferred income taxes.
      In addition, the debt contains cross default provisions to other outstanding credit facilities. In the event the Company fails to comply with these covenants and the failure to comply goes beyond 30 days, the Company will trigger a default. In the event of default, the obligations shall automatically become immediately due and payable. All principal and outstanding interest would immediately become due and payable.
      The Company was in compliance with all covenants at each fiscal year end presented.
      The Company entered into a lease agreement for a distribution facility in Wheeling, West Virginia. The lease term is 30 years, with monthly installments of $42 and contains a bargain purchase option at the end of the lease term. The Company is accounting for this lease as a capital lease and has recorded the leased asset at its present value of the future minimum lease payments using a 4% implicit rate. The leased asset was recorded at $8,728 and is being amortized on a straight-line basis over 30 years.

CABELA’S INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollar Amounts in Thousands Except Share and Per Share Amounts)
      Aggregate expected maturities of long-term debt and scheduled capital lease payments in the future are as follows:

	Scheduled	Long Term
	Capital Lease	Debt
	Payments	Maturities

2005	$500	$28,183
2006	500	28,901
2007	500	26,643
2008	500	26,583
2009	500	26,467
Thereafter	12,000	2,736

	$14,500	$139,513
Capital lease amount representing interest	(5,861)

Present value of net scheduled lease payments	$8,639	8,639

Total long term debt and capital leases		$148,152

9.	OTHER INCOME
      Other income (expense) consists of:

	Fiscal Year Ended

	2004	2003	2002

Interest income earned on economic development bonds	$7,093	$4,575	$4,258
Gains on sale of investments	2,816	1,005	243
Equity in undistributed net earnings (losses) of equity method investees	532	(86)	(82)
Other	2	118	289

Total	$10,443	$5,612	$4,708

      Interest income from economic development bonds consists of income earned on bonds associated with various economic development agreements entered into by the Company.

10.	INCOME TAXES
      The provision for income taxes consists of the following for each respective year-end:

	2004	2003	2002

Current:
Federal	$36,833	$19,395	$25,331
State	631	333	362

	37,464	19,728	25,693

Deferred:
Federal	(2,339)	8,528	122
State	(40)	146	2

	(2,379)	8,674	124

	$35,085	$28,402	$25,817

CABELA’S INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollar Amounts in Thousands Except Share and Per Share Amounts)
      A reconciliation of the statutory federal income tax rate to the effective income tax rate is a follows:

	2004	2003	2002

Statutory federal rate	35.0%	35.0%	35.0%
State income taxes, net of federal tax benefit	0.5%	0.4%	0.3%
Other nondeductible items	0.1%	0.2%	0.2%
Other	(0.5)%	—	—

	35.1%	35.6%	35.5%

      Deferred tax assets and liabilities consist of the following at each respective year-end:

	2004	2003

Deferred tax assets:
Deferred compensation	$4,132	$3,116
Deferred revenue	4,135	1,778
Reserve for returns	6,538	6,331
Accrued vacation pay	2,045	1,692
Reserve for health insurance claims	1,484	1,145
Inventory	3,405	3,278
Accrued expenses	681	496
Amortization	1,348	1,262
Allowance for doubtful accounts	742	1,373
Other	1,078	30

	25,588	20,501

Deferred tax liabilities:
Prepaid catalog costs	9,603	9,735
Depreciation	22,978	19,842
Capitalized software costs	1,277	1,892
Credit card issuance costs	1,001	1,233
Unrealized gains on available-for-sale securities	1,411	197
Investment in equity method investees	142	779
Retained interest in securitized receivables	3,561	2,486

	39,973	36,164

Net deferred tax liability	$(14,385)	$(15,663)

      Included on the accompanying consolidated balance sheets under the following captions:

	2004	2003

Deferred income tax (liability) asset — current	$2,240	$1,122
Deferred income tax liability — noncurrent	(16,625)	(16,785)

	$(14,385)	$(15,663)

CABELA’S INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollar Amounts in Thousands Except Share and Per Share Amounts)

11.	DERIVATIVES
      The Company is exposed to market risks including changes in currency exchange rates and interest rates. The Company may enter into various derivative transactions pursuant to established Company policies to manage volatility associated with these exposures.
      Foreign Currency Management — The Company may enter into forward exchange or option contracts for transactions denominated in a currency other than the applicable functional currency in order to reduce exposures related to changes in foreign currency exchange rates. This primarily relates to hedging against anticipated inventory purchases.
      Hedges of anticipated inventory purchases are designated as cash flow hedges. The gains and losses associated with these hedges are deferred in accumulated other comprehensive income (loss) until the anticipated transaction is consummated and are recognized in the income statement in the same period during which the hedged transactions affect earnings. Gains and losses on foreign currency derivatives for which the Company has not elected hedge accounting are recorded immediately in earnings.
      For the fiscal years ended 2004 and 2003, there was no ineffectiveness associated with the Company’s foreign currency derivatives designated as cash flow hedges. There were no discontinued foreign currency derivative cash flow hedges during the fiscal years ended 2004 and 2003.
      Generally, the Company hedges a portion of its anticipated inventory purchases for periods up to 12 months. As of fiscal year ended 2004, the Company has hedged certain portions of its anticipated inventory purchases through January of 2005, while other portions are hedged through the majority of 2005.
      The fair value of foreign currency derivatives assets or liabilities is recognized within either other current assets or liabilities. As of fiscal years ended 2004 and 2003, the fair value of foreign currency derivative assets was $235 and $553, respectively and, the fair value of foreign currency derivative liabilities was $0 and $0, respectively.
      As of fiscal years ended 2004 and 2003, the net deferred gain recognized in other comprehensive income/(loss) was $(205) and $238, net of tax, respectively. The Company anticipates a gain of $151, net of tax, will be transferred out of accumulated other comprehensive income and recognized within earnings over the next 12 months. Gains of $296, $430 and $172, net of tax, were transferred from accumulated other comprehensive income into income from operations in fiscal years 2004, 2003 and 2002, respectively.
      Interest Rate Management — On February 4, 2003, in connection with the Series 2003-1 securitization the securitization trust entered into a $300 million notional swap agreement in order to manage interest rate exposure. The exposure is related to changes in cash flows from funding credit card loans which include a high percentage of accounts with floating rate obligations that do not incur monthly finance charges. The swap converts the interest rate on the investor bonds from a floating rate basis with a spread over a benchmark note to a fixed rate of 3.699%. Since the trust is not consolidated, the fair value of the swap is not reflected on the financial statements. The Company entered into a swap with similar terms with the counter-party whereby the notional amount is zero unless the notional amount of trust’s swap falls below $300 million. The Company has not elected to designate this derivative as a hedge and, therefore, the derivative is marked to market through the statement of income. Market is currently determined to be zero. WFB pays the Company a fee for the credit enhancement provided by this swap, which was $610 and $552 in 2004 and 2003, respectively.

CABELA’S INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollar Amounts in Thousands Except Share and Per Share Amounts)

12.	COMMITMENTS
      The Company leases various buildings, computer equipment, signs and storage space under operating leases, which expire on various dates through 2012. Rent expense on these leases was $5,360, $4,303 and $3,702 for the fiscal years ended 2004, 2003 and 2002, respectively. The following is a schedule of future minimum annual rental payments under operating leases at fiscal year ended 2004:

2005	$2,611
2006	2,159
2007	1,123
2008	336
2009	336
Thereafter	869

$7,434

      WFB enters into financial instruments with off balance sheet risk in the normal course of business through the origination of unsecured credit card loans. These financial instruments consist of commitments to extend credit, totaling approximately $5,952,159 and $4,931,164, in addition to any other balances a cardholder might have at years end 2004 and 2003, respectively. These instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the balance sheet. The principal amounts of these instruments reflect the maximum exposure WFB has in the instruments. WFB has not experienced and does not anticipate that all of the customers will exercise their entire available line of credit at any given point in time. WFB has the right to reduce or cancel these available lines of credit at any time.
      The Company has started construction projects in various Retail site locations. Initial economic development bond agreements have been signed. For agreements that have been signed as of the end of fiscal 2004, the total anticipated initial capital outlay in construction and bonds is estimated to be $182.3 million for 2005 and $96.3 million for 2006. Subsequent to the end of fiscal 2004, the Company has either entered into agreements for, or announced it is negotiating, four additional Retail site locations. The Company expects the total costs of each of these destination retail stores, including the cost of economic development bonds, to fall in the estimated range of $40 to $80 million each. The Company expects to incur costs for one of these locations in 2005, two in 2006 and one in 2007. The cost of the location to be opened in 2005 is estimated at $52.3 million. The remainder of the locations are still being negotiated and will be subject to ordinary conditions to closing.
      In addition, the Company is obligated to fund $28 million of future economic development bonds relating to its Wheeling, West Virginia development agreement. The funds are designated for use of construction of additional distribution center facilities within the Company’s development district. Construction and funding of the bonds will take place throughout 2005 and 2006.

13.	REGULATORY CAPITAL REQUIREMENTS AND DIVIDEND RESTRICTIONS
      WFB is subject to various regulatory capital requirements administered by the Federal Deposit Insurance Corporation (FDIC) and the Nebraska State Department of Banking and Finance. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, WFB must meet specific capital guidelines that involve quantitative measures of their assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. WFB’s capital amounts and

CABELA’S INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollar Amounts in Thousands Except Share and Per Share Amounts)
classification are also subject to qualitative judgment by the regulators with respect to components, risk weightings and other factors.
      The quantitative measures established by regulation to ensure capital adequacy require that WFB maintain minimum amounts and ratios (set forth in the following table) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 capital (as defined). Management believes, as of fiscal year ends 2004 and 2003, that the WFB met all capital adequacy requirements to which they are subject.

			Ratio Required to
			Be Considered
	Actual		“Well-Capitalized”

	Amount	Ratio	Amount	Ratio

2004:
Total Capital to Risk-Weighted Assets	$67,394	25.6%	$26,311	10.0%
Tier I Capital to Risk-Weighted Assets	$66,064	25.1%	$15,786	6.0%
Tier I Capital to Average Assets	$66,064	36.0%	$9,177	5.0%
2003:
Total Capital to Risk-Weighted Assets	$49,460	26.4%	$18,734	10.0%
Tier I Capital to Risk-Weighted Assets	$48,350	25.8%	$11,241	6.0%
Tier I Capital to Average Assets	$48,350	31.3%	$7,733	5.0%

14.	EMPLOYEE BENEFIT PLANS
      The Company has a defined contribution 401(k) savings plan, a deferred compensation plan, and an employee charge program.
      401(k) Savings Plan — All employees are eligible to defer up to 80% of their wages to the 401(k) savings plan, subject to certain limitations. The Company has a mandatory match of up to 50% of the employee deferrals, up to 6% of eligible wages as defined. All employees who complete one year of service and attain age 18 are eligible for the mandatory match. The money purchase plan was merged into the 401(k) on July 15, 2002. In addition, the employee stock ownership plan (ESOP) was merged into the 401(k) effective March 1, 2004. Following these mergers, a discretionary contribution up to 12.5% can be made on eligible wages as defined. Certain non-exempt and all exempt employees of Cabela’s and World’s Foremost Bank are eligible for this discretionary contribution. Total expenses from mandatory contributions were $4,345, $2,468 and $1,192 in 2004, 2003 and 2002, respectively. Total expenses from discretionary contributions were $5,385, $5,065 and $4,575 in 2004, 2003 and 2002, respectively.
      Deferred Compensation Plan — The Company has a self-funded, nonqualified deferred compensation plan for the benefit of certain key employees. The plan was amended on December 31, 2004, to restrict any further contributions, and to change the interest rate adjustment period from a monthly to a semi-annual basis. The Company pays interest compounded daily at the declared interest rate. The declared rate was prime plus 1.75% and 8.5% in fiscal 2004 and 2003 respectively. Upon death, disability, termination or retirement, employees can receive their balance in a lump sum payment or equal monthly payments over a five, ten or twelve year period. The charge to interest expense under the fixed rate portion of the plan was approximately $595, $2,967 and $2,246 during the fiscal years ended 2004, 2003 and 2002, respectively. The participants also could elect an additional investment option where the investment performance is equal to the increase in the price of the Company’s stock. The charge to expense under the “equity” portion of the plan was $0, $1,960 and $726 for the fiscal years ended 2004, 2003 and 2002, respectively. The equity portion of the plan was terminated in 2003 as required in connection with the recapitalization

CABELA’S INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollar Amounts in Thousands Except Share and Per Share Amounts)
transaction. In addition, as required by the recapitalization transaction, the Company paid $40,060 of the deferred compensation in 2003.
      Employee Charge Accounts — The Company allows employees to charge products at its retail stores. The amounts included in accounts receivable that were related to employee charges were $1,449 and $1,356 at fiscal year end 2004 and 2003, respectively. The eligibility and charge limits for employee charge accounts vary depending on length of employment.

15.	STOCK OPTION PLANS
      In March 2004, the Company adopted the Cabela’s Incorporated 2004 Stock Plan. The 2004 Stock Plan provides for the grant of non-qualified stock options, incentive stock options, stock appreciation rights, restricted stock, restricted stock units and other stock-based awards to employees, directors, and consultants. A maximum of 2,752,500, subject to adjustment in the event of a stock split, consolidation or stock dividends of the Company’s common stock, shares of common stock may be subject to awards under the 2004 Stock Plan. During any three-year period, no one person will be able to receive more than 734,000 options and/or stock appreciation rights. For awards subject to performance requirements no one person will be able to receive more than 734,000 shares during any performance period of 36 months, with proportionate adjustment for shorter or longer periods not to exceed five years. The options will have a term of no greater than ten years from the grant date and will become exercisable in accordance with the vesting schedule determined at the time the awards are granted. If incentive stock options are granted to a “ten percent holder,” then the options will have a term of no greater than five years from the grant date. A “ten percent holder” is defined as a person who owns stock possessing more than 10% of the total combined voting power of all classes of capital stock of the Company. At fiscal year end 2004, there were 1,341,881 options granted under the 2004 plan and 1,410,619 options available for grant.
      On May 1, 2004, the Company granted 550,500 options at below fair market value. The Company will incur a pre-tax compensation charge of $3,665, associated with this grant. A pre-tax compensation charge of $1,674 is included in the fiscal year ended 2004. The Company will incur future pretax compensation charges related to the May 1, 2004 grant of $941, $574, $330 and $147 in fiscal years 2005, 2006, 2007, and 2008, respectively.
      In March 2004, the Company adopted an Employee Stock Purchase Plan, under which shares of common stock are available to be purchased by the Company’s employees. The maximum number of shares of common stock available for issuance under the plan is 1,835,000, subject to adjustment in the event of a stock split, consolidation, or stock dividends of the Company’s common stock. Employees are eligible to participate in the plan immediately upon hire. Employees who own more than 5% of the combined voting power of all classes of our stock or stock of a subsidiary cannot participate in the plan. The right to purchase stock under this plan became effective upon the completion of the initial public offering. At fiscal year end 2004, 22,824 shares had been issued under the Stock Purchase Plan and 1,812,176 shares were available for issuance.
      The Company’s 1997 Stock Option Plan provided for the granting of incentive stock options and nonqualified stock options to purchase shares of the Company’s common stock to officers, directors and key employees responsible for the direction and management of the Company. These stock options vest and become exercisable at the rate of 10% on the date of grant and an additional 10% on each January 1 thereafter. All unexercised incentive options issued prior to fiscal year ended 2002 expire on the tenth anniversary of the date of the grant. In 2003, only nonqualified options were granted. Nonqualified options granted vest and are exercisable at various dates through July 2008. At fiscal year ended 2003, there were 7,337,615 shares of common stock issued under the 1997 plan and there were no future options available for grant under the 1997 Plan.

CABELA’S INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollar Amounts in Thousands Except Share and Per Share Amounts)
      At certain times during the year, the Company will allow employees to exercise options prior to vesting in exchange for a call option, as provided for in the 1997 Plan. The call option expires at the end of the vesting period and only becomes exercisable if a termination event occurs that would cause the stock option to be forfeited. The strike price for the call option is the lower of the employee’s exercise price or the fair value of the stock on the day the call is exercised. At the end of fiscal year 2004, 238,546 shares have been exercised prior to vesting. There have been no termination events related to these shares which would cause the call option to be exercisable. The estimated value of the call option is approximately $932 at the end of fiscal year 2004. All of these shares have been included in the tables below.
      In addition, in 1997 the Company granted 1,101,000 nonqualified options to purchase Class A common stock to two employees of the Company pursuant to separate stock option agreements between the Company and the applicable employee. These options were not issued under the 1997 Plan and all of these options have been exercised in the past three years.
      Information relating to stock options at fiscal years ended 2004, 2003 and 2002 is as follows:

	2004		2003		2002

		Weighted		Weighted		Weighted
		Average		Average		Average
	Number of	Exercise	Number of	Exercise	Number of	Exercise
	Options	Price	Options	Price	Options	Price

Outstanding — beginning	4,581,580	$7.06	7,042,730	$4.88	6,440,850	$4.36
Granted	1,341,881	17.29	930,345	11.20	638,580	10.11
Exercised	(1,785,966)	5.49	(3,217,170)	3.45	(12,845)	4.94
Forfeited	—	—	(174,325)	7.50	(23,855)	5.10

Outstanding — ending	4,137,495	$11.50	4,581,580	$7.07	7,042,730	$4.88

      There were 989,425, 1,674,944 and 4,030,578 options exercisable at fiscal years ended 2004, 2003 and 2002, respectively.
      Stock options outstanding at fiscal years ended 2004, 2003 and 2002 were comprised of 1,943,424, 3,194,614 and 5,591,223 of incentive and 2,194,071, 1,386,966 and 1,451,507 nonqualified stock options, respectively.
      The pro forma information regarding net income, required by SFAS No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure, is presented in Note 1 and has been determined as if the Company had accounted for its employee stock options under the fair value method by these standards. The weighted average fair value of options granted during the year was $10.05, $1.18 and $2.72 for the fiscal years ended 2004, 2003 and 2002, respectively. The fair value of these options was estimated at the date of grant using the minimum value approach with the following weighted average assumptions for the fiscal years ended 2003 and 2002. The fair value of options in fiscal year ended 2004 was estimated using the Black Scholes model with the following weighted average assumptions.

	2004	2003	2002

Risk-free interest rate	3.63%	2.50%	4.00%
Dividend yield	—	—	—
Expected volatility	50%	—	—
Weighted average expected life	4.5 years	4.5 years	8 years

CABELA’S INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollar Amounts in Thousands Except Share and Per Share Amounts)
      The following summarizes information about stock options outstanding as of fiscal year ended 2004:

			Options
Options Outstanding			Exercisable

		Average
		Remaining
Exercise Price	Number	Contractual Life	Number

$ 0.00 to $ 5.00	774,363	3.0 years	196,342
$ 5.01 to $10.00	859,697	6.3 years	227,539
$10.01 to $15.00	1,712,054	6.38 years	390,853
$15.01 to $20.00	785,381	9.3 years	174,691
$20.01 to $25.00	2,000	10.0 years	—
$25.01 to $30.00	4,000	9.6 years	—

$11.06	4,137,495		989,425

16.	EARNINGS PER SHARE
      Basic earnings per share (“EPS”) is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is computed by dividing net income by the sum of the weighted average number of shares outstanding plus all additional common shares that would have been outstanding if potentially dilutive common share equivalents had been issued. Options exercised prior to vesting have not been considered in the basic EPS calculation but are considered in the computation of diluted EPS. There were 6,000 options outstanding that were considered anti-dilutive for 2004. The following table reconciles the number of shares utilized in the earnings per share calculations:

	Fiscal Years Ended

	2004	2003	2002

Weighted average number of shares:
Common shares — basic	61,277,352	52,059,926	49,899,203
Effect of dilutive securities:
Stock Options	2,000,048	3,246,368	3,500,343

Common shares — diluted	63,277,400	55,306,294	53,399,546

17.	STOCKHOLDERS’ EQUITY
      Class A Voting Common Stock — There are 245,000,000 shares of Class A common stock authorized, par value $0.01 per share. At fiscal year ended 2004 there were 56,733,521 shares of Class A common stock outstanding, including 238,546 shares of unvested early exercised options. The holders of the Company’s Class A common stock will be entitled to receive ratably dividends, if any, the board of directors may declare from time to time from funds legally available therefore, subject to the preferential rights of the holders of any shares of the Company’s preferred stock that the Company may issue in the future. The holders of the Company’s Class A common stock will be entitled to one vote per share on any matter to be voted upon by stockholders.
      Upon any voluntary or involuntary liquidation, dissolution or winding up of the Company’s affairs, the holders of the Company’s Class A common stock are entitled to share ratably with the holders of Class B non-voting common stock in all assets remaining after payment to creditors and subject to prior distribution rights of any shares of preferred stock that the Company may issue in the future. All of the

CABELA’S INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollar Amounts in Thousands Except Share and Per Share Amounts)
outstanding shares of Class A common stock are, and the shares offered by the Company will be, fully paid and non-assessable.
      Class B Non-voting Common Stock — There are 245,000,000 shares of Class B non-voting common stock authorized, par value $0.01 per share. At fiscal year ended 2004 there were 8,073,205 shares of Class B non-voting common stock outstanding. The holders of the Company’s Class B non-voting common stock are not entitled to any voting rights, except that the holders may vote as a class, with each holder receiving one vote per share of Class B non-voting common stock, on any amendment, repeal or modification of any provision of the Company’s amended and restated certificate of incorporation that adversely affects the powers, preferences or special rights of holders of Class B non-voting common stock. Shares of the Company’s Class B non-voting common stock are convertible into the same number of shares of Class A voting common stock at any time. However, no holder of shares of Class B non-voting common stock is entitled to convert any of its shares into shares of Class A common stock, to the extent that, as a result of such conversion, the holder directly, or indirectly, would own, control or have the power to vote a greater number of shares of Class A common stock or other securities of any kind issued by the Company than the holder is legally permitted to own, control or have the power to vote. Subject to the prior rights of holders of preferred stock, if any, holders of Class B non-voting common stock, which rates equally with the Company’s Class A common stock in respect of dividends, are entitled to receive ratably dividends, if any, as may be lawfully declared from time to time by the Company’s board of directors.
      Upon the Company’s liquidation, dissolution or winding up, whether voluntary or involuntary, holders of Class B non-voting common stock are entitled to share ratably with the holders of Class A common stock in all assets remaining after payment to creditors and subject to prior distribution rights of any shares of preferred stock that the Company may issue in the future. All of the outstanding shares of Class B non-voting common stock are, and the shares offered by the Company will be, fully paid and non-assessable.
      Preferred Stock — Upon completion of the initial public offering and the filing of the Company’s Amended and Restated Articles of Incorporation in connection therewith, the Company authorized 10,000,000 shares of Preferred Stock, par value $0.01 per share. At fiscal year ended 2004 there were no shares outstanding. The board of directors is authorized to issue up to 10,000,000 shares of preferred stock without stockholder approval in different classes and series and, with respect to each class or series, to determine the dividend rate, the redemption provisions, conversion provisions, liquidation preference and other rights, privileges and restrictions. The issuance of any preferred stock could have the effect of diluting the voting power of the holders of common stock, restricting dividends on the common stock, impairing the liquidation rights of the common stock or delaying or preventing a change in control without further action by the stockholders.
      Recapitalization Transaction — On September 23, 2003, following arms-length negotiations between the Company, the Company’s chairman of the board, a board member, McCarthy Group, Inc., and J.P. Morgan Partners (BHCA), L.P., the Company entered into a $200 Million recapitalization transaction. As part of this transaction, the Company entered into a Stock Redemption Agreement with a board member and an affiliated party of this board member, the Company’s chairman and his affiliates pursuant to which the Company purchased an aggregate amount of 10,922,617 of their shares of Class A common stock at a negotiated price of $13.73 per share. As part of this transaction, the Company also sold 1,820,437 shares of Class B non-voting common stock, 14,680 shares and 3,058,328 shares of Class A common stock to McCarthy Group, Inc., and Outdoor Investors, L.P., respectively, both of whom are affiliated parties of one of the Company’s directors, for a negotiated purchase price of $13.73 per share. In addition, the Company sold 5,710,836 shares of Class B non-voting common stock to J.P. Morgan Partners (BHCA), L.P., one of the Company’s principal shareholders, and its affiliates, for a negotiated price of

CABELA’S INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollar Amounts in Thousands Except Share and Per Share Amounts)
$13.73 per share. In addition, the Company sold 3,990,274 shares of Class A common stock for a negotiated price of $13.73 per share to non-affiliated parties.
      Retained Earnings — The most significant restrictions on the payment of dividends are the covenants contained in the Company’s revolving credit agreement and unsecured senior notes purchase agreement, Nebraska banking laws governing the amount of dividends that WFB can pay (including the amounts WFB can pay to the Company) and the restrictions contained in a stockholders agreement which terminated upon the consummation of an initial public offering of the Company’s common stock. The Company has unrestricted retained earnings of $68,750 available for dividends.
      Other Comprehensive Income (Loss) — The components of other comprehensive income (loss) and related tax effects were as follows:

	2004	2003	2002

Change in net unrealized holding gain (loss) on marketable securities, net of tax of $1,186, $(128) and $336 in 2004, 2003 and 2002, respectively	$2,154	$(206)	$638
Less: adjustment for net gain or (loss) on marketable securities included in net income, net of tax of $30, $(32) and $(9) in 2004, 2003 and 2002, respectively	53	(59)	(16)

	2,207	(265)	622

Change in net unrealized holding gain (loss) on derivatives, net of tax of $49, $356 and $71 in 2004, 2003 and 2002, respectively	91	668	126
Less: adjustment for reclassification of derivative included in net income, net of tax of $(162), $(230) and $(98) in 2004, 2003 and 2002, respectively	(296)	(430)	(172)

	(205)	238	(46)

	$2,002	$(27)	$576

      The components of accumulated other comprehensive income, net of tax, were as follows:

	2004	2003

Accumulated net unrealized holding gain on available for sale securities	$2,565	$357
Accumulated net unrealized holding gain on derivatives	151	357

Total accumulated other comprehensive income	$2,716	$714

18.	RELATED PARTY TRANSACTIONS
      During 2003 and 2002 the Company leased land and buildings from an entity controlled by the majority stockholders. The lease cost was $70 per month. Rent expense on this lease was $844 for fiscal years 2003 and 2002. At the end of fiscal 2003 the Company purchased these buildings for $5.0 million. These buildings were located in Sidney, Nebraska and are used for warehouse, distribution and corporate storage.
      The Company had engaged McCarthy & Co., an affiliated party of one of the Company’s directors, to provide financial and business consulting services on a fee-for-services basis. The fees paid to McCarthy & Co. totaled $58 and $50 in fiscal 2003 and 2002, respectively. In addition, pursuant to an engagement letter entered into by the Company with McCarthy & Co., McCarthy & Co. was paid a fee of $222 in fiscal 2003 in connection with the closing of the recapitalization transactions described in Note 17 above.

CABELA’S INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollar Amounts in Thousands Except Share and Per Share Amounts)
      A prior member of the Company’s board of directors is an attorney with a firm which the Company utilizes in the course of its legal needs throughout the year. All activity is at arms-length rates and reviewed and approved by a Vice President prior to payment. Fees paid to this board member’s firm totaled $757 and $580 in fiscal 2003 and 2002, respectively. Fees paid to this former board member’s firm totaled $126 through March 2, 2004 when this director resigned from the board effective March 2, 2004.
      Another member of the Company’s board of directors is an attorney with a firm which the Company utilizes in the course of its legal needs throughout the year. All activity is at arms-length rates and reviewed and approved by a Vice President prior to payment. Fees paid to this board member’s firm totaled $56, $74 and $25 in fiscal 2004, 2003 and 2002, respectively.
      A prior member of the Company’s board of directors was the Chairman of an insurance company which administers the Company’s health insurance (self-funded) plan, as well as handles the Company’s stop-loss policy. This director resigned from the board at the end of fiscal 2003, and is now deceased. Total fees paid for these services were $1,413 during 2003.
      The Company entered into an employee and office space lease agreement with the Company’s Chairman, dated effective January 1, 2004, pursuant to which he leases the services of certain Company employees and associated office space. The amount of the lease payments paid under such agreement in 2004 was $221.
      The Company was previously a party to a split dollar insurance agreement dated January 29, 1999 with an affiliate of the Company’s Chairman. Under the agreement, the Company was guaranteed repayment the lesser of net premiums paid or cash surrender value of the policy upon death or termination. This agreement was terminated in September of 2003, and the Company was reimbursed all net premiums previously paid into the plan. Pursuant to the agreement, the Company paid $111 and $174, net of reimbursements, in fiscal 2003 and 2002, respectively.

19.	CONTINGENCIES
      Litigation — The Company is engaged in various legal actions arising in the ordinary course of business. After taking into consideration legal counsel’s evaluation of such actions, management is of the opinion that the ultimate outcome will not have a material adverse effect on the Company’s financial position, results of operations or liquidity.
      Self-Insurance — The Company is self-insured for health claims up to $300 per individual. A liability of $4,168 and $3,651 has been estimated and recorded at year end for fiscal 2004 and 2003, respectively, for those claims incurred prior to year end but not yet reported.
      The Company is also self-insured for workers compensation claims up to $500 per individual in fiscal years 2004 and 2003, respectively. A liability of $1,913 and $1,301 has been estimated and recorded at year end for fiscal 2004 and 2003, respectively, for those claims incurred prior to year end but not yet reported.
      The Company’s liabilities for health and workers compensation claims incurred but not reported are based upon internally developed calculations. These estimates are regularly evaluated for adequacy based on the most current information available, including historical claim payments, expected trends and industry factors.

20.	SEGMENT REPORTING
      The Company has three reportable segments: Direct, Retail and Financial Services. The Direct segment sells products through direct-mail catalogs and an e-commerce website (Cabelas.com); the Retail

CABELA’S INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollar Amounts in Thousands Except Share and Per Share Amounts)
segment consists of ten destination retail stores in various size and formats; Financial Services issues co-branded credit cards. The reconciling amount is primarily made up of corporate overhead and shared services. The Company’s executive management, being its chief operating decision makers, assesses the performance of each operating segment based on an operating income measure, which is net revenue less merchandise acquisition costs and certain directly identifiable and allocable operating costs as described below. For the Direct segment, these operating costs primarily consist of catalog development, production and circulation costs, e-commerce advertising costs and order processing costs. For the Retail segment, these operating costs primarily consist of store and selling and occupancy costs. For the Financial Services segment, operating costs primarily consist of advertising and promotion, contract labor, salaries and wages and other general and administrative costs. Corporate and other expenses consist of unallocated shared-service costs, general and administrative expenses, various small companies such as travel and lodging which are not aggregated with the other segments and eliminations. Unallocated shared-service costs include receiving, distribution and storage costs, merchandising and quality assurance costs as well as corporate occupancy costs. General and administrative expenses include costs associated with general corporate management and shared departmental services (e.g., finance, accounting, data processing and human resources).
      Segment assets are those directly used in or clearly allocable to an operating segment’s operations. For the Direct segment, these assets primarily include prepaid and deferred catalog costs, fixed assets and goodwill. Goodwill makes up $970 of assets in the Direct segment. For the Retail segment, these assets primarily include inventory in the stores, land, buildings, fixtures, leasehold improvements. For the Financial Services segment these assets primarily include cash, credit card loans receivable, other, buildings and fixtures. Corporate and other assets include corporate headquarters, merchandise distribution inventory, and shared technology infrastructure as well as corporate cash and cash equivalents, prepaid expenses and $830 of investment in equity method investees. Non-cash capital expenditures were $8,728 in the other segment for a capital lease on a distribution center. Segment depreciation and amortization and capital expenditures are correspondingly allocated to each segment. Corporate and other depreciation and amortization and capital expenditures are related to corporate headquarters, merchandise distribution and technology infrastructure. Unallocated assets include corporate cash and equivalents, inventory that could be shipped for sales to the Retail or Direct segment entities, the net book value of corporate facilities and related information systems, deferred income taxes and other corporate long-lived assets. The accounting policies of the segments, where applicable, are the same as those described in the summary of significant accounting policies. Intercompany revenues between the segments have been eliminated in the consolidations.

				Corporate
			Financial	Overhead
2004	Direct	Retail	Services	and Other	Total

Dollars in thousands
Revenue from external	$968,889	$497,027	$78,714	$11,344	$1,555,974
Revenue from internal	1,757	2,047	(610)	(3,194)	—

Total revenue	970,646	499,074	78,104	8,150	1,555,974

Operating income (loss)	146,765	72,136	31,099	(152,785)	97,215
As a % of revenue	15.1%	14.5%	39.8%	N/A	6.2%

Depreciation and amortization	5,350	10,200	1,386	12,907	29,843
Assets	309,089	266,840	199,861	452,441	1,228,231
Capital expenditures	6,752	24,915	857	20,044	52,568

CABELA’S INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollar Amounts in Thousands Except Share and Per Share Amounts)

				Corporate
			Financial	Overhead
2003	Direct	Retail	Services	and Other	Total

Dollars in thousands
Revenue from external	$923,195	$405,308	$57,531	$6,389	$1,392,423
Revenue from internal	1,101	1,930	747	(3,778)	—

Total revenue	924,296	407,238	58,278	2,611	1,392,423

Operating income (loss)	143,996	56,193	19,271	(134,529)	84,931
As a % of revenue	15.6%	13.8%	33.1%	N/A	6.1%

Depreciation and amortization	5,141	8,846	1,318	11,410	26,715
Assets	235,382	245,301	171,560	311,310	963,553
Capital expenditures	3,786	50,036	752	18,398	72,972

				Corporate
			Financial	Overhead
2002	Direct	Retail	Services	and Other	Total

Dollars in thousands
Revenue from external	$866,343	$303,541	$46,387	$8,310	$1,224,581
Revenue from internal	1,456	2,250	—	(3,706)	—

Total revenue	867,799	305,791	46,387	4,604	1,224,581

Operating income (loss)	134,011	41,428	12,949	(112,387)	76,001
As a % of revenue	15.4%	13.5%	27.9%	N/A	6.2%

Depreciation and amortization	4,735	6,505	2,610	9,689	23,539
Assets	230,527	201,963	128,189	274,289	834,968
Capital expenditures	3,242	28,245	6,290	15,610	53,387
      The components and amounts of net revenues for our financial services business for 2004, 2003 and 2002 were as follows:

	2004	2003	2002

INTEREST AND FEE INCOME	$12,735	$7,858	$5,284
INTEREST EXPENSE	(3,063)	(3,226)	(3,474)

NET INTEREST INCOME	9,672	4,632	1,810
NON-INTEREST INCOME:
Securitization income	96,466	74,472	60,727
Other non-interest income	24,905	19,050	14,979

Total non-interest income	121,371	93,522	75,706
Less: Customer rewards costs	(52,939)	(39,876)	(31,129)

FINANCIAL SERVICES REVENUE	$78,104	$58,278	$46,387

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
Cabela’s Incorporated and Subsidiaries
Sidney, Nebraska
We have audited the consolidated financial statements of Cabela’s Incorporated and Subsidiaries (the “Company”) as of January 1, 2005 and January 3, 2004, and for each of the three years in the period ended January 1, 2005, and have issued our report thereon dated March 18, 2005; such report is included elsewhere in this Form 10-K. Our audits also included the financial statement schedule of the Company listed in Item 15. This financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audits. In our opinion, this financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
DELOITTE & TOUCHE LLP
Omaha, Nebraska
March 18, 2005

CABELA’S INCORPORATED AND SUBSIDIARIES
SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS

	Beginning	Charged to	Charged to	Net	End of
	of Year	Costs and	Other	Charge-	Year
	Balance	Expenses	Accounts	Offs	Balance

YEAR ENDED JANUARY 1, 2005:
Allowance for doubtful accounts	$1,894	$(404)	$(7)	$(411)	$1,483
Allowance for credit card receivable loan losses	$—	$65	$—	$65	$65
YEAR ENDED JANUARY 3, 2004:
Allowance for doubtful accounts	$693	$1,374	$(173)	$1,201	$1,894
YEAR ENDED DECEMBER 28, 2002:
Allowance for doubtful accounts	$468	$153	$72	$225	$693

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
      None.

ITEM 9A.	CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures and Related CEO and CFO Certifications
      We conducted an evaluation of the effectiveness of the design and operation of our “disclosure controls and procedures” (“Disclosure Controls”) as of the end of the period covered by this Form 10-K (the “Evaluation”). The Evaluation was conducted under the supervision and with the participation of management, including our President and Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”). Based on the Evaluation, our CEO and CFO concluded that our Disclosure Controls are effective in timely alerting them to material information required to be included in our periodic SEC reports.
      Attached as exhibits to this Form 10-K are certifications of the CEO and the CFO, which are required in accordance with Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). This “Controls and Procedures” section includes the information concerning the Evaluation referred to in the certifications, and it should be read in conjunction with the certifications for a more complete understanding of the topics presented.
Changes in Internal Controls
      There has not been any change in our internal control over financial reporting that occurred during the quarter ended January 1, 2005 that has materially affected, or is reasonably likely to materially affect, those controls.

ITEM 9B.	OTHER INFORMATION
      None.
PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
      The information under the headings “Proposal One — Election of Directors,” “Executive Officers of the Company,” “Corporate Governance — Committees of the Board of Directors — Audit Committee,” and “Section 16 (a) Beneficial Ownership Reporting Compliance,” in our Proxy Statement relating to our 2005 Annual Meeting of Stockholders (our “Proxy Statement”) is incorporated herein by reference. With the exception of the foregoing information and other information specifically incorporated by reference into this Form 10-K Report, our Proxy Statement is not being filed as a part hereof.
      We have adopted a Code of Ethics that applies to our senior officers, including specifically our Chief Executive Officer, our Chief Financial Officer, and our Director of Accounting. We have also adopted a general business code of conduct and ethics that applies to all of our directors, officers and employees. These codes are both posted on our website, which is located at www.cabelas.com. Stockholders may request a free copy of either of such items in print form by writing to Secretary, Cabela’s, One Cabela Drive, Sidney, NE 69160. We intend to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding any amendment to, or waiver from, a provision of the Code of Ethics by posting such information on our website at the address specified above. Similarly, we expect to disclose to stockholders any waiver of the business code of conduct and ethics for executive officers or directors by posting such information on our website at the address specified above. Information contained on our website, whether currently posted or posted in the future, is not part of this document or the documents incorporated by reference in this document.

ITEM 11.	EXECUTIVE COMPENSATION
      The information under the heading “Executive Compensation” and “Corporate Governance — Director Compensation” in our Proxy Statement is incorporated herein by reference; provided however, that the information under the heading “Executive Compensation — Compensation Committee Report on Executive Compensation” in our Proxy Statement is not incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
      The information under the headings “Security Ownership of Certain Beneficial Owners and Management” and “Executive Compensation — Equity Compensation Plan Information as of Fiscal Year End” in our Proxy Statement is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
      The information under the headings “Certain Relationships and Related Transactions” in our Proxy Statement is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES
      The information under the heading “Proposal Two — Ratification of Independent Public Accountants,” in our Proxy Statement is incorporated herein by reference.
PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES
      (a) The following documents are filed as part of this report:
      1. Financial Statements:

Consolidated Statements of Income — Years ended January 1, 2005, January 3, 2004, December 28, 2002

Consolidated Balance Sheets — January 1, 2005 and January 3, 2004

Consolidated Statements of Cash Flows — Years ended January 1, 2005, January 3, 2004, December 28, 2002

Consolidated Statements of Stockholders’ Equity — Years ended January 1, 2005, January 3, 2004, December 28, 2002

Notes to Consolidated Financial Statements.

Report of Independent Registered Public Accounting Firm
      2. Financial Statement Schedules:

Schedule II — Valuation and Qualifying Accounts.
      All other schedules for which provision is made in the applicable accounting regulations of the SEC are not required under the related instructions or are inapplicable and, therefore, have been omitted.

      3. Exhibits: See Item 15(b) below.
      (b) Exhibits

Exhibit
Number	Exhibit Description

3.1	Amended and Restated Certificate of Incorporation of Cabela’s Incorporated (incorporated by reference from Exhibit 3.1 to our Quarterly Report on Form 10-Q for the quarterly period ended July 3, 2004)

3.2	Amended and Restated Bylaws of Cabela’s Incorporated (incorporated by reference from Exhibit 3.2 to our Quarterly Report on Form 10-Q for the quarterly period ended July 3, 2004)

4.1	Specimen Stock Certificate (incorporated by reference from Exhibit 4.1 of our Registration Statement on Form S-1, filed on March 23, 2004, Registration No. 333-113835)

4.2	Registration Rights Agreement, dated as of September 23, 2003, among Cabela’s Incorporated and the security holders named therein (incorporated by reference from Exhibit 4.2 of our Registration Statement on Form S-1, filed on March 23, 2004, Registration No. 333-113835)

4.3	Form of 4.95% Senior Note Due September 2009 (incorporated by reference from Exhibit 4.3 of our Registration Statement on Form S-1, filed on March 23, 2004, Registration No. 333-113835)

4.4	Form of 8.79% Senior Note, Series A, Due January 2007 (incorporated by reference from Exhibit 4.4 of our Registration Statement on Form S-1, filed on March 23, 2004, Registration No. 333-113835)

4.5	Form of 9.01% Senior Note, Series B, Due January 2007 (incorporated by reference from Exhibit 4.5 of our Registration Statement on Form S-1, filed on March 23, 2004, Registration No. 333-113835)

4.6	Form of 9.19% Senior Note, Series C, Due January 2010 (incorporated by reference from Exhibit 4.6 of our Registration Statement on Form S-1, filed on March 23, 2004, Registration No. 333-113835)

4.7	Note Purchase Agreement dated as of September 5, 2002, among Cabela’s Incorporated and various purchasers party thereto (incorporated by reference from Exhibit 4.7 of our Registration Statement on Form S-1, filed on March 23, 2004, Registration No. 333-113835)

4.8	Note Purchase Agreement, dated as of January 1, 1995, among Cabela’s Incorporated and various purchasers party thereto (incorporated by reference from Exhibit 4.8 of our Registration Statement on Form S-1, filed on March 23, 2004, Registration No. 333-113835)

4.9	Amendment No. 1 to Note Agreements dated as of January 1, 1995, among Cabela’s Incorporated and various purchasers party thereto (incorporated by reference from Exhibit 4.9 of our Registration Statement on Form S-1, filed on March 23, 2004, Registration No. 333-113835)

4.10	Amendment No. 2 to Note Agreements dated as of January 1, 1995, among Cabela’s Incorporated and various purchasers party thereto (incorporated by reference from Exhibit 4.10 of our Registration Statement on Form S-1, filed on March 23, 2004, Registration No. 333-113835)

4.11	Amendment No. 3 to Note Agreements dated as of January 1, 1995, among Cabela’s Incorporated and various purchasers party thereto (incorporated by reference from Exhibit 4.11 of our Registration Statement on Form S-1, filed on March 23, 2004, Registration No. 333-113835)

4.12	Amendment No. 4 to Note Agreements dated as of January 1, 1995, among Cabela’s Incorporated and various purchasers party thereto (incorporated by reference from Exhibit 4.12 of our Registration Statement on Form S-1, filed on March 23, 2004, Registration No. 333-113835)

4.13	Amendment No. 5 to Note Agreements dated as of January 1, 1995, among Cabela’s Incorporated and various purchasers party thereto (incorporated by reference from Exhibit 4.13 of our Registration Statement on Form S-1, filed on March 23, 2004, Registration No. 333-113835)

10.1	Executive Employment Agreement, dated as of January 4, 2004, among Cabela’s Incorporated and Richard N. Cabela (incorporated by reference from Exhibit 10.1 of our Registration Statement on Form S-1, filed on March 23, 2004, Registration No. 333-113835)*

10.2	Executive Employment Agreement, dated as of January 4, 2004, among Cabela’s Incorporated and James W. Cabela (incorporated by reference from Exhibit 10.2 of our Registration Statement on Form S-1, filed on March 23, 2004, Registration No. 333-113835)*

Exhibit
Number	Exhibit Description

10.3	Employee and Office Space Lease Agreement, dated as of January 1, 2004, among Cabela’s Incorporated and Richard N. Cabela (incorporated by reference from Exhibit 10.3 of our Registration Statement on Form S-1, filed on March 23, 2004, Registration No. 333-113835)

10.4	Stock Redemption Agreement, dated as of September 23, 2003, among Cabela’s Incorporated and James W. Cabela and an affiliated party and Richard N. Cabela and his affiliates (incorporated by reference from Exhibit 10.4 of our Registration Statement on Form S-1, filed on March 23, 2004, Registration No. 333-113835)

10.5	Stock Purchase Agreement, dated as of September 23, 2003, among Cabela’s Incorporated and the security holders named therein (incorporated by reference from Exhibit 10.5 of our Registration Statement on Form S-1, filed on March 23, 2004, Registration No. 333-113835)

10.6	1997 Stock Option Plan (incorporated by reference from Exhibit 10.6 of our Registration Statement on Form S-1, filed on March 23, 2004, Registration No. 333-113835)*

10.7	First Amendment to 1997 Stock Option Plan (incorporated by reference from Exhibit 10.7 of our Registration Statement on Form S-1, filed on March 23, 2004, Registration No. 333-113835)*

10.8	Second Amendment to 1997 Stock Option Plan (incorporated by reference from Exhibit 10.8 of our Registration Statement on Form S-1, filed on March 23, 2004, Registration No. 333-113835)*

10.9	Third Amendment to 1997 Stock Option Plan (incorporated by reference from Exhibit 10.9 of our Registration Statement on Form S-1, filed on March 23, 2004, Registration No. 333-113835)*

10.10	Fourth Amendment to 1997 Stock Option Plan (incorporated by reference from Exhibit 10.9.1 of our Registration Statement on Form S-1, filed on March 23, 2004, Registration No. 333-113835)*

10.11	Form of 1997 Employee Stock Option Agreement (incorporated by reference from Exhibit 10.10 of our Registration Statement on Form S-1, filed on March 23, 2004, Registration No. 333-113835)*

10.12	Form of Employee Stock Purchase Agreement (incorporated by reference from Exhibit 10.11 of our Registration Statement on Form S-1, filed on March 23, 2004, Registration No. 333-113835)*

10.13	2004 Stock Plan (incorporated by reference from Exhibit 10.12 of our Registration Statement on Form S-1, filed on March 23, 2004, Registration No. 333-113835)*

10.14	Form of 2004 Employee Stock Option Agreement (incorporated by reference from Exhibit 10.13 of our Registration Statement on Form S-1, filed on March 23, 2004, Registration No. 333-113835)*

10.15	2004 Employee Stock Purchase Plan (incorporated by reference from Exhibit 10.14 of our Registration Statement on Form S-1, filed on March 23, 2004, Registration No. 333-113835)*

10.16	Amended and Restated Credit Agreement, dated as of May 6, 2004, among Cabela’s Incorporated, various lenders party thereto, and U.S. Bank National Association as Agent (incorporated by reference from Exhibit 10.15 of our Registration Statement on Form S-1, filed on March 23, 2004, Registration No. 333-113835)

10.17	Amended and Restated Intercreditor Agreement dated as of September 5, 2002, among Cabela’s Incorporated, various lenders party thereto and various note holders party thereto (incorporated by reference from Exhibit 10.16 of our Registration Statement on Form S-1, filed on March 23, 2004, Registration No. 333-113835)

10.18	Form of Indemnification Agreement (incorporated by reference from Exhibit 10.18 of our Registration Statement on Form S-1, filed on March 23, 2004, Registration No. 333-113835)*

10.19	Form of Management Change of Control Severance Agreement (incorporated by reference from Exhibit 10.19 of our Registration Statement on Form S-1, filed on March 23, 2004, Registration No. 333-113835)*

10.20	Restated Bonus Plan (incorporated by reference from Exhibit 10.20 of our Registration Statement on Form S-1, filed on March 23, 2004, Registration No. 333-113835)*

10.21	Cabela’s Incorporated Third Amended and Restated Deferred Compensation Plan, as amended (incorporated by reference from Exhibit 10.1 of our Current Report on Form 8-K, filed on March 1, 2005 (File No. 001-32227))*

10.22	Summary of Non-Employee Director Compensation (incorporated by reference from Exhibit 10.1 of our Current Report on Form 8-K, filed on December 27, 2004 (File No. 001-32227))*

Exhibit
Number	Exhibit Description

10.23	Summary of Compensation to our Named Executive Officers*

21.1	Subsidiaries of Cabela’s Incorporated

23.1	Consent of Deloitte & Touche LLP

31.1	Certification of CEO Pursuant to 13a-14(a) under the Exchange Act

31.2	Certification of CFO Pursuant to Rule 13a-14(a) under the Exchange Act

32.1	Certifications Pursuant to 18 U.S.C. Section 1350

*	indicates management contract or compensatory plan or arrangement required to be filed as exhibits pursuant to Item 15(b) of this report.
      (c) Financial Statement Schedules. See Item 15(a) above.

SIGNATURES
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CABELA’S INCORPORATED

Dated: March 18, 2005	By: /s/ Dennis Highby Dennis Highby President and Chief Executive Officer
      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Dennis Highby Dennis Highby	President, Chief Executive Officer and Director (Principal Executive Officer)	March 18, 2005

/s/ Ralph W. Castner Ralph W. Castner	Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 18, 2005

/s/ Richard N. Cabela Richard N. Cabela	Chairman of the Board and Director	March 18, 2005

/s/ James W. Cabela James W. Cabela	Vice-Chairman of the Board and Director	March 18, 2005

/s/ Gerald E. Matzke Gerald E. Matzke	Director	March 18, 2005

/s/ Michael R. McCarthy Michael R. McCarthy	Director	March 18, 2005

/s/ Reuben Mark Reuben Mark	Director	March 18, 2005

/s/ John Gottschalk John Gottschalk	Director	March 18, 2005

/s/ Theodore M. Armstrong Theodore M. Armstrong	Director	March 18, 2005