Form 10-Q
period 2005-04-02
CABELAS INC
filed 2005-05-12
CIK 1267130

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 2, 2005

or

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

Common stock, $0.01 par value: 64,876,917 shares, including 8,073,205 shares of non-voting common stock, as of May 3, 2005.

CABELA’S INCORPORATED
FORM 10-Q
QUARTERLY PERIOD ENDED APRIL 2, 2005

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

CABELA'S INCORPORATED AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollar Amounts in Thousands Except Share and Per Share Amounts)
(Unaudited)
	April 2,	January 1,
ASSETS	2005	2005

CURRENT ASSETS:
Cash and cash equivalents	$44,895	$248,184
Accounts receivable, net of allowance for doubtful accounts of $1,050 at April 2, 2005, and $1,483 at January 1, 2005	30,501	33,524
Credit card loans receivable held for sale (Note 3)	102,220	64,019
Credit card loans receivable, net of allowance of $85 and $65 at April 2, 2005 and January 1, 2005 (Note 3)	6,406	5,209
Inventories	348,278	313,002
Prepaid expenses and deferred catalog costs	35,333	31,294
Deferred income taxes	2,282	2,240
Other current assets	35,664	31,015
Total current assets	605,579	728,487

PROPERTY AND EQUIPMENT, NET	354,674	294,141

OTHER ASSETS:
Intangible assets, net	4,203	4,555
Land held for sale or development	18,214	18,153
Retained interests in securitized receivables (Note 3)	26,529	28,723
Marketable securities	153,768	145,587
Investment in equity method investee	395	830
Other	7,865	7,755
Total other assets	210,974	205,603

Total assets	$1,171,227	$1,228,231

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$119,606	$100,826
Unpresented checks net of bank balance	13,272	34,653
Accrued expenses and other liabilities	35,281	50,264
Gift certificates and credit card reward points	90,687	97,242
Accrued employee compensation and benefits	26,012	54,925
Time deposits	53,752	48,953
Current maturities of long-term debt	28,654	28,327
Income taxes payable	30,361	38,551
Total current liabilities	397,625	453,741

LONG-TERM LIABILITIES:
Long-term debt, less current maturities	118,409	119,825
Long-term time deposits	43,607	51,706
Deferred compensation	9,346	8,614
Deferred grant income	11,216	11,366
Deferred income taxes	16,431	16,625
Total long-term liabilities	199,009	208,136

COMMITMENTS AND CONTINGENCIES (Note 10)

STOCKHOLDERS’ EQUITY:
Common stock, $0.01 par value:
Class A Voting, 245,000,000 shares authorized; 56,528,952 and 56,494,975 shares issued
and outstanding at April 2, 2005 and January 1, 2005, respectively	566	566
Class B Non-voting, 245,000,000 shares authorized; 8,073,205 and 8,073,205 shares issued
and outstanding at April 2, 2005 and January 1, 2005, respectively	80	80
Preferred stock, 10,000,000 shares authorized, no shares issued or outstanding.	-	-
Additional paid-in capital	236,995	236,198
Retained earnings	334,561	326,794
Accumulated other comprehensive income	2,391	2,716
Total stockholders’ equity	574,593	566,354

Total liabilities and stockholders’ equity	$1,171,227	$1,228,231

See notes to unaudited consolidated financial statements.

CABELA'S INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Dollar Amounts in Thousands Except Per Share and Share Amounts)
(Unaudited)

	Three months ended
	April 2,	April 3,
	2005	2004
REVENUES:
Merchandise sales	$326,595	$296,359
Financial services revenue	22,916	16,447
Other revenue	1,078	1,111
Total revenues	350,589	313,917

COST OF REVENUE:
Cost of merchandise sales	213,369	186,973
Cost of other revenue	(8)	1,702
Total cost of revenue (exclusive of depreciation and amortization)	213,361	188,675
Gross profit	137,228	125,242

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	126,205	112,539

OPERATING INCOME	11,023	12,703

OTHER INCOME (EXPENSE):
Interest income	434	114
Interest expense	(2,070)	(2,020)
Other income, net	2,673	1,580
	1,037	(326)
INCOME BEFORE PROVISION FOR INCOME TAXES	12,060	12,377
INCOME TAX EXPENSE	4,293	4,331
NET INCOME	$7,767	$8,046

EARNINGS PER SHARE:
Basic	$0.12	$0.14
Diluted	$0.12	$0.14

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	64,588,079	56,835,580
Diluted	66,296,472	58,840,662

See notes to unaudited consolidated financial statements.

CABELA’S INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollar Amounts in Thousands)
(Unaudited)
	Three Months Ended
	April 2,	April 3,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$7,767	$8,046
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation	7,771	6,862
Amortization	352	324
Stock based compensation	235	-
Equity in undistributed net (earnings) losses of equity method investee	1	(187)
Deferred income taxes	(56)	(523)
Other	(301)	337
Change in operating assets and liabilities:
Accounts receivable	3,265	594
Origination of credit card loans held for sale, net of collections	(38,201)	(43,312)
Inventories	(35,276)	(25,199)
Prepaid expenses	(4,039)	(1,269)
Other current assets	(4,875)	4,709
Land held for sale or development	(61)	173
Accounts payable	(3,050)	6,854
Accrued expenses and other liabilities	(15,013)	(15,475)
Gift certificates and credit card reward points	(6,555)	(3,666)
Accrued compensation and benefits	(28,913)	(31,374)
Income taxes payable	(8,139)	(5,533)
Deferred grant income	(120)	444
Deferred compensation	732	1,538
Net cash flows from operating activities	(124,476)	(96,657)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(46,474)	(7,194)
Purchases of marketable securities	(8,853)	(5,676)
Change in credit card loans receivable	(1,248)	-
Change in retained interests	2,194	1,923
Maturities of marketable securities	393	361
Other	434	1,562
Net cash flows from investing activities	(53,554)	(9,024)

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances on line of credit	5,000	-
Payments on line of credit	(5,000)	-
Proceeds from issuance of long-term debt	-	70
Payments on long-term debt	(1,089)	(956)
Change in unpresented checks net of bank balance	(21,381)	(14,483)
Change in time deposits, net	(3,300)	4,000
Net (decrease) increase in employee savings plan	-	(1,083)
Proceeds from exercise of employee stock options and stock purchase plan	511	3,707
Net cash flows from financing activities	(25,259)	(8,745)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(203,289)	(114,426)

CASH AND CASH EQUIVALENTS, Beginning of Year	248,184	192,581

CASH AND CASH EQUIVALENTS, End of Period	$44,895	$78,155

See notes to unaudited consolidated financial statements.

CABELA’S INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar Amounts in Thousands Except Share and Per Share Amounts)
(Unaudited)

1.	MANAGEMENT REPRESENTATIONS

The consolidated financial statements included herein are unaudited and have been prepared by Cabela’s Incorporated and its wholly-owned subsidiaries (the “Company”) pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. The consolidated balance sheet of the Company as of January 1, 2005, was derived from the Company’s audited consolidated balance sheet as of that date. All other consolidated financial statements contained herein are unaudited and reflect all adjustments which are, in the opinion of management, necessary to summarize fairly the financial position of the Company and the results of the Company’s operations and cash flows for the periods presented. All of these adjustments are of a normal recurring nature. All significant intercompany balances and transactions have been eliminated in consolidation. Because of the seasonal nature of the Company’s operations, results of operations of any single reporting period should not be considered as indicative of results for a full year. These consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the fiscal year ended 2004.

2.	STOCK-BASED COMPENSATION

The Company follows Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees and related interpretations. The Company has adopted the disclosure-only provisions of SFAS No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure. Under SFAS No. 123, the fair value of stock option awards to employees is calculated through the use of option pricing models, even though such models were developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which differ from the Company’s stock option awards. These models also require subjective assumptions, including future stock price volatility and expected time to exercise, which affect the calculated values. The Company’s calculations are based on a single option valuation approach and forfeitures are recognized as they occur. Stock-based compensation costs are reflected in net income where the options granted under those plans had an exercise price that is less than the fair value of the underlying common stock on the date of grant.

For purposes of pro forma disclosures, the estimated fair value of the options granted is amortized to expense over the options’ vesting period. The Company’s pro forma net income and earnings per share for the three months ended April 2, 2005 and April 3, 2004 were as follows:

	Three Months Ended
	April 2,	April 3,
	2005	2004

Net income - as reported	$7,767	$8,046
Add: Stock based employee compensation recognized, net of tax	151	-
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of tax	(698)	(157)

Net income - pro forma	$7,220	$7,889

Earnings per share:
Basic - as reported	$0.12	$0.14
Basic - proforma	$0.11	$0.14

Diluted - as reported	$0.12	$0.14
Diluted - proforma	$0.11	$0.13

The fair value of options granted on and subsequent to May 1, 2004 were estimated on the date of the grant using the Black-Scholes option pricing model with the following weighted-average assumptions. The expected stock price volatility was 50%, the risk free interest at grant date ranged from 3.57% to 3.63% and the expected term was 4.5 years. Prior to the May 1, 2004 option grant, the Company used a binomial model and did not include a volatility factor.

3.	SALE OF CREDIT CARD LOANS

The Company’s wholly-owned bank subsidiary, World’s Foremost Bank (“WFB”), sells a substantial portion of its credit card loans. WFB has established a master trust (the “Trust”) for the purpose of routinely selling and securitizing credit card loans. WFB retains the servicing and certain other interests, including interest-only strips, cash reserve accounts and Class B certificates. During the three months ended April 2, 2005 and April 3, 2004, WFB recognized gains on sale of $3,915 and $1,704, respectively, which are reflected as a component of credit card securitization income.

Retained Interests:

Retained interests in securitized receivables, which are carried at fair value, consisted of the following at April 2, 2005 and January 1, 2005:

	April 2,	January 1,
	2005	2005

Cash reserve account	$15,564	$16,158
Interest-only strip	9,904	10,003
Class B certificates	1,061	2,562

	$26,529	$28,723

Credit card loans held for sale and credit card loans receivable consisted of the following at April 2, 2005 and January 1, 2005:

	April 2,	January 1,
	2005	2005
Composition of credit card loans held for sale and credit card loans receivable:
Loans serviced	$997,996	$1,083,120
Loans securitized	(887,000)	(1,010,000)
Securitized receivables with certificates owned by WFB	(1,061)	(2,562)
	109,935	70,558
Less adjustment to market value and allowance for loan losses	(1,309)	(1,330)

	$108,626	$69,228
Delinquent loans in the managed credit card loan portfolio
at April 2, 2005 and January 1, 2005:
30-89 days	$5,938	$5,591
90 days or more and still accruing	$1,887	$2,098

	Three Months Ended
	April 2,	April 3,
	2005	2004
Total net charge-offs on the managed credit card loan portfolio for the three months ended April 2, 2005 and April 3, 2004	$5,325	$4,810

Quarterly average credit card loans:
Managed credit card loans	$1,006,261	$828,113
Securitized credit card loans including seller's interest	988,745	819,484

Total net charge-offs as an annualized percentage of average managed loans	2.12%	2.32%

4.     DEBT

On May 6, 2004, the Company renewed and amended its unsecured revolving loan agreement with several banks for $230,000. This revolving facility, which expires on June 30, 2007, provides for a London Interbank Offered Rates (“LIBOR”) based rate of interest plus a spread, which adjusts based upon certain financial ratios achieved by the Company and ranges between 0.80% to 1.425%. During the term of the facility, the Company is required to pay a facility fee, which ranges from 0.125% to 0.25%. The credit agreement permits the issuance of up to $100,000 in letters of credit and standby letters of credit, which are applied against the overall credit limit available under the revolver. The agreement contains several provisions that, among other things, require the maintenance of certain financial ratios and net worth, and limit the payment of dividends. The significant financial ratios and net worth requirements in the loan agreement are as follows:

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

•
A minimum tangible net worth of no less than $300,000 plus 50% of positive consolidated net earnings on a cumulative basis for each fiscal year beginning with fiscal year ended 2004 as of the last day of any fiscal quarter. Tangible net worth is equity less intangible assets.

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

The Company was in compliance with all covenants as of the end of the periods presented.

On October 7, 2004, WFB entered into an unsecured Federal Funds Sales Agreement with a financial institution. All Federal Funds transactions will be on a daily origination and return basis. Daily interest charges are determined based on mutual agreement by the parties. The maximum amount of funds which can be borrowed is $25,000 of which no amounts were borrowed during the first fiscal period ended April 2, 2005. The interest rate for the line of credit is based on the current Federal funds rate. There were no amounts outstanding as of April 2, 2005.

On October 8, 2004, WFB entered into an unsecured Federal Funds Line of Credit agreement with a financial institution. The maximum amount of funds which can be borrowed is $40,000 of which $3,000 was borrowed and repaid during the first fiscal period ended April 2, 2005. The interest rate for the line of credit is based on the current Federal funds rate. There were no amounts outstanding as of April 2, 2005.

5.    DERIVATIVES

The Company is exposed to market risks including changes in currency exchange rates and interest rates. The Company may enter into various derivative transactions pursuant to established Company policies to manage volatility associated with these exposures.

Foreign Currency Management - The Company may enter into forward exchange or option contracts for transactions denominated in a currency other than the applicable functional currency in order to reduce exposures related to changes in foreign currency exchange rates. This primarily relates to hedging against anticipated inventory purchases.

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

For the three months ended April 2, 2005 and April 3, 2004, there was no ineffectiveness associated with the Company’s foreign currency derivatives designated as cash flow hedges. The Company discontinued one contract in the three months ended April 2, 2005 for which a small gain of less than one thousand dollars was recorded in income. There were no discontinued foreign currency derivative cash flow hedges during the three months ended April 3, 2004.

Generally, the Company hedges a portion of its anticipated inventory purchases for periods up to 12 months. As of April 2, 2005, the Company has hedged certain portions of its anticipated inventory purchases through December 2005.

The fair value of foreign currency derivative assets or liabilities is recognized within either other current assets or liabilities. As of April 2, 2005 and January 1, 2005, the fair value of foreign currency derivative assets was $10 and $235, respectively, and the fair value of foreign currency derivative liabilities was $0 and $0, respectively.

As of April 2, 2005 and January 1, 2005, the net deferred loss recognized in accumulated other comprehensive income/(loss) was $(145) and $(205), net of tax, respectively. The Company anticipates a gain of $6, net of tax, will be transferred out of accumulated other comprehensive income and recognized within earnings over the next 12 months. Gains of $62 and $156, net of tax, were transferred from accumulated other comprehensive income into cost of revenues for the three months ended April 2, 2005 and April 3, 2004, respectively.

Interest Rate Management - On February 4, 2003, in connection with the Series 2003-1 securitization, the securitization Trust entered into a $300,000 notional swap agreement in order to manage interest rate exposure. The exposure is related to changes in cash flows from funding credit card loans, which include a high percentage of accounts with floating rate obligations that do not incur monthly finance charges. The swap converts the interest rate on the investor bonds from a floating rate basis with a spread over a benchmark note to a fixed rate of 3.699%. Since the Trust is not consolidated, the fair value of the swap is not reflected on the financial statements. The Company entered into a swap with similar terms with the counter-party whereby the notional amount is zero unless the notional amount of the Trust’s swap falls below $300,000. The Company has not elected to designate this derivative as a hedge and, therefore, the derivative is marked to market through the statement of income. As of April 2, 2005, market was determined to be zero. WFB pays Cabela’s a fee for the credit enhancement provided by this swap, which was $150 and $152, for the three months ended April 2, 2005 and April 3, 2004, respectively.

6.	EARNINGS PER SHARE

Basic earnings per share (“EPS”) is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is computed by dividing net income by the sum of the weighted average number of shares outstanding plus all additional common shares that would have been outstanding if potentially dilutive common share equivalents had been issued. Options exercised prior to vesting have not been considered in the basic EPS calculation, but are considered in the computation of diluted EPS. There were 6,000 options outstanding that were considered anti-dilutive for the three months ended April 2, 2005. The following table reconciles the number of shares utilized in the earnings per share calculations:

	Three Months Ended
	April 2,	April 3,
	2005	2004
Weighted average number of shares:
Common shares - basic	64,588,079	56,835,580
Effect of dilutive securities:
Stock options	1,708,393	2,005,082

Common shares - diluted	66,296,472	58,840,662

7.	STOCKHOLDERS’ EQUITY

    In March 2004, the Company adopted the Cabela’s Incorporated 2004 Stock Plan. The 2004 Stock Plan provides for the grant of non-qualified stock options, incentive stock options, stock appreciation rights, restricted stock, restricted stock units and other stock-based awards to employees, directors and consultants. Subject to adjustment in the event of a stock split, consolidation or stock dividend, a maximum of 2,752,500 shares of common stock may be subject to awards under the 2004 Stock Plan. During any three-year period, no one person will be able to receive more than 734,000 options and/or stock appreciation rights. For awards subject to performance requirements no one person will be able to receive more than 734,000 shares during any performance period of 36 months, with proportionate adjustment for shorter or longer periods not to exceed five years. The options will have a term of no greater than ten years from the grant date and will become exercisable in accordance with the vesting schedule determined at the time the awards are granted. If incentive stock options are granted to a “ten percent holder,” then the options will have a term of no greater than five years from the grant date. A “ten percent holder” is defined as a person who owns stock possessing more than 10% of the total combined voting power of all classes of capital stock of the Company. As of April 2, 2005, there were 1,341,881 options granted and outstanding under this plan.

In March 2004, the Company adopted an Employee Stock Purchase Plan, under which shares of common stock are available to be purchased by the Company’s employees. The maximum number of shares of common stock available for issuance under the plan is 1,835,000, subject to adjustment in the event of a stock split, consolidation, or stock dividends of the Company’s common stock. Employees who own more than 5% of the combined voting power of all classes of the Company’s stock or stock of a subsidiary cannot participate in the plan. The right to purchase stock under this plan became effective upon the completion of the Company’s initial public offering. As of April 2, 2005, 44,874 shares had been issued under the Stock Purchase Plan and 1,790,126 were available for issuance.

Upon completion of the Company’s initial public offering and the filing of the Company’s Amended and Restated Articles of Incorporation in connection therewith, the authorized capital stock of the Company consists of 245,000,000 shares of Class A voting common stock, par value $0.01 per share; 245,000,000 shares of Class B non-voting common stock, par value $0.01 per share; and 10,000,000 shares of preferred stock, par value $0.01 per share. As of April 2, 2005, there were 56,767,498 shares of Class A voting common stock outstanding, including 238,546 shares of unvested early exercised options, and 8,073,205 shares of Class B non-voting common stock outstanding.

8.    OTHER COMPREHENSIVE INCOME (LOSS)

	Three Months Ended
	April 2,	April 3,
	2005	2004

Net income	$7,767	$8,046

Change in net unrealized holding gain or (loss) on marketable securities, net of tax of $(90) for the three month period ended April 2, 2005.	(163)	-

Less: adjustment for net realized gain or (loss) on marketable securities, net of tax of $(9) for the three month period ended April 2, 2005.	(17)	-

Change in net unrealized holding gain or (loss) on derivatives, net of tax of $(46) and $(41) for the three month periods ended April 2, 2005 and April 3, 2004, respectively.	(83)	(74)

Less: adjustment for reclassification of derivative included in net income, net of tax of $(34) and $(86) for the three month periods ended April 2, 2005 and April 3, 2004, respectively.	(62)	(156)

Comprehensive income	$7,442	$7,816

9.	RELATED PARTY TRANSACTIONS

A prior member of the Company’s board of directors is an attorney with a firm that the Company utilizes in the course of its legal needs throughout the year. All activity is at arms-length rates and reviewed and approved by a Vice President prior to payment. Fees paid to this board member’s firm totaled $126 through March 2, 2004 when this director resigned from the board effective March 2, 2004.

The Company buys certain gift inventory from an affiliate of the Company’s Board Chairman which is sold through various distribution channels. All activity is at arms-length rates. Invoices received from the Board Chairman’s affiliate were $25 in the three months ended April 2, 2005.

The Company entered into an employee and office space lease agreement with the Company’s Board Chairman, dated January 1, 2004, pursuant to which he leases the services of certain Company employees and associated office space. This agreement terminated on December 31, 2004. The Company entered into a new employee lease agreement with an affiliate of the Company’s Board Chairman, dated January 1, 2005, pursuant to which such affiliate leases the services of certain Company employees. In the three months ended April 2, 2005 and April 3, 2004, total reimbursements for these expenses were $71 and $58, respectively.

10.	CONTINGENCIES

Litigation - The Company is engaged in various legal actions arising in the ordinary course of business. After taking into consideration legal counsel’s evaluation of such actions, management is of the opinion that the ultimate outcome will not have a material adverse effect on the Company’s financial position, results of operations or liquidity.

Self-Insurance - The Company is self-insured for health claims up to $300 per individual. A liability of $3,477 and $4,168 have been estimated and recorded at April 2, 2005 and January 1, 2005, respectively, for those claims incurred prior to the end of the respective periods but not yet reported.

The Company is also self-insured for workers compensation claims up to $500 per individual. A liability of $1,961 and $1,913 has been estimated and recorded at April 2, 2005 and January 1, 2005, respectively

The Company’s liabilities for health and workers compensation claims incurred but not reported are based upon internally developed calculations. These estimates are regularly evaluated for adequacy based on the most current information available, including historical claim payments, expected trends and industry factors.

11. SEGMENT REPORTING

The Company has three reportable segments, Direct, Retail and Financial Services. The Direct segment sells products through direct-mail catalogs and an e-commerce website (Cabelas.com); the Retail segment consists of ten destination retail stores in various size and formats; and the Financial Services segment issues co-branded credit cards. The reconciling amount is primarily made up of corporate overhead and shared services. The Company’s executive management, being its chief operating decision makers, assesses the performance of each operating segment based on an operating income measure, which is net revenue less merchandise acquisition costs and certain directly identifiable and allocable operating costs as described below. For the Direct segment, these operating costs primarily consist of catalog development, production, and circulation costs, e-commerce advertising costs and order processing costs. For the Retail segment, these operating costs primarily consist of selling and occupancy costs. For the Financial Services segment, operating costs primarily consist of advertising and promotion, contract labor, salaries and wages and other general and administrative costs. Corporate and other expenses consist of unallocated shared-service costs, general and administrative expenses, various small companies such as travel and lodging which are not aggregated with the other segments and eliminations. Unallocated shared-service costs include receiving, distribution and storage costs, merchandising and quality assurance costs, as well as corporate occupancy costs. General and administrative expenses include costs associated with general corporate management and shared departmental services such as management information systems, finance, human resources and legal.

Segment assets are those directly used in or clearly allocable to an operating segment’s operations. For the Direct segment, these assets primarily include prepaid and deferred catalog costs, fixed assets and goodwill. Goodwill makes up $970 of assets in the Direct Segment. For the Retail segment, these assets primarily include inventory in the stores, land, buildings, fixtures and leasehold improvements. For the Financial Services segment, these assets primarily include cash, credit card loans, other, buildings and fixtures. Corporate and other assets include corporate headquarters, merchandise distribution inventory, and shared technology infrastructure as well as corporate cash and cash equivalents, prepaid expenses and $395 of investment in equity method investee. Segment depreciation and amortization and capital expenditures are correspondingly allocated to each segment. Corporate and other depreciation and amortization and capital expenditures are related to corporate headquarters, merchandise distribution and technology infrastructure. Unallocated assets include corporate cash and equivalents, inventory that could be shipped for sales to the Retail or Direct segment entities, the net book value of corporate facilities and related information systems, deferred income taxes and other corporate long-lived assets. The accounting policies of the segments, where applicable, are the same as those described in the summary of significant accounting policies in our annual financial statements. Intercompany revenues between the segments have been eliminated in the consolidations.

				Corporate
Three Months Ended April 2, 2005			Financial	Overhead
	Direct	Retail	Services	and Other	Total
(Dollars in thousands)

Revenue from external	$229,001	$96,849	$23,066	$1,673	$350,589
Revenue from internal	380	365	(150)	(595)	-
Total revenue	229,381	97,214	22,916	1,078	350,589

Operating income (loss)	28,539	4,695	11,389	(33,600)	11,023

As a % of revenue	12.4%	4.8%	49.7%	N/A	3.1%

Depreciation and amortization	1,440	2,585	373	3,725	8,123
Assets	292,183	341,611	210,633	326,800	1,171,227

				Corporate
Three Months Ended April 3, 2004			Financial	Overhead
	Direct	Retail	Services	and Other	Total
(Dollars in thousands)

Revenue from external	$205,505	$90,142	$16,599	$1,671	$313,917
Revenue from internal	319	393	(152)	(560)	-
Total revenue	205,824	90,535	16,447	1,111	313,917

Operating income (loss)	30,176	11,346	6,650	(35,469)	12,703

As a % of revenue	14.7%	12.5%	40.4%	N/A	4.0%

Depreciation and amortization	1,309	2,537	359	2,981	7,186
Assets	224,703	254,357	169,260	266,903	915,223

                   The components and amounts of net revenues for our Financial Services segment for the three months ended April 2, 2005 and April 3, 2004 were as follows:

	Three Months Ended
	April 2,	April 3,
	2005	2004

Interest and fee income	$4,156	$2,383

Interest expense	(823)	(762)
Net interest income	3,333	1,621

Non-interest income:
Securitization income	25,783	20,150
Other non-interest income	7,383	5,553
Total non-interest income	33,166	25,703
Less: Customer reward costs	(13,583)	(10,877)

Financial services revenue	$22,916	$16,447

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

12.	SUPPLEMENTAL CASH FLOW INFORMATION

The following table sets forth non-cash financing and investing activities and other cash flow information.

	Three Months Ended
	April 2,	April 3,
	2005	2004
Non-cash financing and investing activities:
Unpaid purchases of Property and Equipment included in Accounts Payable (1)	$21,830	$-

Other cash flow information:
Interest paid, net of amounts capitalized	$1,205	$3,676
Income taxes	$12,490	$8,394

(1) Amounts reported as unpaid purchases are recorded as purchases of property, plant and equipment in the statement of cash flows in the period they are paid.

13.	RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

At the March 17-18, 2004 EITF meeting the Task Force reached a consensus on Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. Issue 03-1 provides guidance for determining when an investment is other-than-temporarily impaired that is incremental to the consideration in this Issue- specifically, whether an investor has the ability and intent to hold an investment until recovery. In addition, Issue 03-1 contains disclosure requirements that provide useful information about impairments that have not been recognized as other-than-temporary for investments within the scope of this Issue. The guidance for evaluating whether an investment is other-than-temporarily impaired should be applied in other-than-temporary impairment evaluations made in reporting periods beginning after June 15, 2004. The disclosures are effective in annual financial statements for fiscal years ending after December 15, 2003, for investments accounted for under SFAS No. 115 Accounting for Certain Investments in Debt and Equity Securities and SFAS No. 124 Accounting for Certain Investments Held by Not-for-Profit Organizations. For all other investments within the scope of this Issue, the disclosures are effective in annual financial statements for fiscal years ending after June 15, 2004. The additional disclosure for cost method investments are effective for fiscal years ending after June 15, 2004. Comparative information for periods prior to initial application is not required. The adoption of this Issue did not have a material impact on the Company’s financial position, results of operations or cash flows. In September 2004, the FASB issued Staff Position 03-1-1 which deferred the effective date for the measurement and recognition guidance contained in paragraphs 10-20 of Issue 03-1. This delay does not suspend the requirement to recognize other-than-temporary impairments as required by existing authoritative literature. The delay of the effective date for paragraphs 10-20 of Issue 03-1 will be superseded concurrent with the final issuance of FSB EITF Issue 03-1a.

On December 16, 2004, the FASB issued Statement No. 153 Exchanges of Non-monetary Assets, an amendment of APB Opinion No. 29. This statement was a result of an effort by the FASB and the IASB to improve financial reporting by eliminating certain narrow differences between their existing accounting standards. One such difference was the exception from fair value measurement in APB Opinion No. 29, Accounting for Non-monetary Transactions, for non-monetary exchanges of similar productive assets. Statement 153 replaces this exception with a general exception from fair value measurement for exchanges of non-monetary assets that do not have commercial substance. A non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. This statement shall be applied prospectively and is effective for non-monetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Earlier application is permitted for non-monetary asset exchanges occurring in fiscal periods beginning after the date of issuance of this Statement. The adoption of FASB No. 153 will not have a significant impact on the Company’s financial position, results of operations or cash flows.

On December 16, 2004, the FASB issued Statement No. 123 (revised 2004), Share-Based Payment (Statement No. 123(R)). Statement No. 123(R) requires all entities to recognize compensation expense in an amount equal to the fair value of the share-based payments (e.g., stock options and restricted stock) granted to employees or by incurring liabilities to an employee or other supplier (a) in amounts based, at least in part, on the price of the entity’s shares or other equity instruments or (b) that require or may require settlement by issuing the entity’s equity shares or other equity instruments. This Statement is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation. This Statement supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. This Statement was to be effective for public entities that do not file as small business issuers as of the beginning of the first interim or annual reporting period that begins after June 15, 2005. On April 14, 2005, the SEC announced the amendment of Rule 4-01(a) of Regulation S-X that amends the compliance dates for FASB’s Statement No. 123(R). The SEC’s new rule allows companies to implement Statement No. 123(R) at the beginning of their next fiscal year, instead of the next reporting period, that begins after June 15, 2005. The Company will evaluate the impact of this timing change on its financial statements for 2006.

On February 7, 2005, the SEC staff issued a letter clarifying the SEC’s position on application of accounting principles generally accepted in the United States for certain lease accounting rules. The letter addressed the SEC’s view of proper accounting for the amortization of leasehold improvements, rent holidays and escalations, and landlord or tenant incentives. The Company has evaluated the SEC’s clarification of lease accounting and the Company believes that it has accounted for its limited number of lease agreements appropriately.

On March 29, 2005, the SEC issued Staff Accounting Bulletin No. 107 (“SAB 107”). SAB 107 provides interpretations expressing the views of the SEC staff regarding the interaction between Statement No. 123(R) and certain SEC rules and regulations, and provides the staff’s views regarding the valuation of share-based payment arrangements for public companies. SAB 107 does not modify any of the conclusions or requirements of Statement No. 123(R).

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations.

This report on Form 10-Q contains “forward-looking statements” that are based on our beliefs, assumptions and expectations of future events, taking into account the information currently available to us. All statements other than statements of current or historical fact contained in this report are forward-looking statements. Forward-looking statements involve risks and uncertainties that may cause our actual results, performance or financial condition to differ materially from the expectations of future results, performance or financial condition we express or imply in any forward-looking statements. These risks and uncertainties include, but are not limited to: the ability to negotiate favorable lease and economic development arrangements, expansion into new markets; market saturation due to new destination retail store openings; the rate of growth of general and administrative expenses associated with building a strengthened corporate infrastructure to support our growth initiatives; increasing competition in the outdoor segment of the sporting goods industry; the cost of our products; supply and delivery shortages or interruptions; adverse weather conditions which impact the demand for our products; fluctuations in operating results; adverse economic conditions; increased fuel prices; labor shortages or increased labor costs; changes in consumer preferences and demographic trends; increased government regulation; inadequate protection of our intellectual property; other factors that we may not have currently identified or quantified; and other risks, relevant factors and uncertainties identified in the “Factors Affecting Future Results” section of our Form 10-K for the fiscal year ended January 1, 2005 (our “2004 Form 10-K”) which is available at the SEC’s website at www.sec.gov. The words “believe,” “may,” “should,” “anticipate,” “estimate,” “expect,” “intend,” “objective,” “seek,” “plan,” “will,” and similar statements are intended to identify forward-looking statements. Given the risks and uncertainties surrounding forward-looking statements, you should not place undue reliance on these statements. Our forward-looking statements speak only as of the date of this report. Other than as required by law, we undertake no obligation to update or revise forward-looking statements, whether as a result of new information, future events or otherwise.

The following discussion and analysis of financial condition, results of operations, liquidity and capital resources should be read in conjunction with our audited consolidated financial statements and notes thereto included in our 2004 Form 10-K, as filed with the SEC, and our unaudited interim consolidated financial statements and the notes thereto appearing elsewhere in this Form 10-Q.

Overview

We are the nation's largest direct marketer, and a leading specialty retailer, of hunting, fishing, camping and related outdoor merchandise. Since our founding in 1961, Cabela’s® has grown to become one of the most well-known outdoor recreation brands in the United States. Through our well-established direct business and our growing number of destination retail stores, we believe we offer the widest and most distinctive selection of high quality outdoor products at competitive prices while providing superior customer service. Our multi-channel retail model - catalog, Internet and destination retail stores - strategically positions us to meet our customers’ ever-growing needs. Our extensive product offering consists of approximately 245,000 stock keeping units, or SKUs, and includes hunting, fishing, marine and camping merchandise, casual and outdoor apparel and footwear, optics, vehicle accessories, gifts and home furnishings with an outdoor theme. Our co-branded credit card provides revenue from credit and interchange fees and offers us the opportunity to enhance our merchandising business revenue by reinforcing our brand and increasing customer loyalty. To best reflect our operations, we organize the financial reporting of our business into the following three segments:

•	Direct, which consists of our catalogs and website;

•	Retail, which consists of our destination retail stores; and

•	Financial Services, which consists of our credit card business, which is managed and administered by our wholly-owned bank subsidiary, World's Foremost Bank (“WFB”).

In the discussion below, where we refer to our "merchandising business" we are referring to our Direct and Retail segments, collectively. Where we refer to the "bank," we are referring to our Financial Services segment.

We also operate various other small businesses, which are not included within these segments but which we believe are an extension of our overall business strategy and enable us to offer additional products and services to our customers that further develop and leverage our brand and expertise. These businesses are aggregated under the category "Other" in this discussion and include a travel agency specializing in big-game hunting, wing shooting, fishing and trekking trips and a developer of real estate adjacent to some of our destination retail stores. Corporate and other expenses, consisting of unallocated shared-service costs and general and administrative expenses, also are included in the "Other" category. Unallocated shared-service costs include receiving, distribution and storage costs, merchandising, quality assurance costs and corporate occupancy costs. General and administrative expenses include costs associated with general corporate management and shared departmental services such as management information systems, finance, human resources and legal.

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

Retail Expansion Opportunities

Significant amounts of cash will be needed in order to open new destination retail stores and implement our retail growth strategy. Depending upon the location and a variety of other factors, including store size and the amount of public improvements necessary, and based upon our prior experience, opening a single large-format destination retail store will require expenditures of $40 to $80 million. This includes the cost of real estate, site work, public improvements such as utilities and roads, buildings, equipment, fixtures (including taxidermy) and inventory.

Historically, we have been able to negotiate economic development arrangements relating to the construction of a number of our new destination retail stores. We attempt to design our destination retail stores to provide exciting tourist and entertainment shopping experiences for the entire family. We believe these factors increase the revenue for the state and local municipality where the destination retail store is located, making us a compelling partner for community development and expansion. Where appropriate, we intend to continue to utilize economic development arrangements with state and local governments to offset some of the construction costs and improve the return on investment on new stores. We also will seek to improve our Retail segment’s operating performance through investments in new systems, including product analysis software, which we believe will help us analyze and expand our product margins, and store associate scheduling analysis tools, which we believe will help increase our labor efficiencies as we expand into new markets.

We currently operate ten destination retail stores. We currently intend to open large-format destination retail stores in Ft. Worth and Buda, Texas, Lehi, Utah, and Rogers, Minnesota in 2005. We anticipate that the four large-format destination retail stores we currently plan to open in 2005 will add approximately 750,000 square feet, or 57%, to our retail square footage in 2005.

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

Our critical accounting policies and use of estimates are discussed in our 2004 Form 10-K, as filed with the SEC, and should be read in conjunction with the annual financial statements and notes included in our 2004 Form 10-K.

Results of Operations

Our first fiscal quarter ends on the Saturday closest to March 31. The three months ended April 2, 2005 and April 3, 2004 each consisted of 13 weeks. Our operating results for the three months ended April 2, 2005 and April 3, 2004, expressed as a percentage of revenue, were as follows:

	Three Months Ended
	April 2,	April 3,
	2005	2004

Revenue	100.0%	100.0%
Cost of revenue	60.9%	60.1%
Gross profit	39.1%	39.9%
Selling, general and administrative expenses	36.0%	35.8%
Operating income	3.1%	4.1%
Interest income	0.1%	0.0%
Interest expense	(0.6)%	(0.6)%
Other income (net)	0.8%	0.5%
Total other income/(expense)	0.3%	(0.1)%
Income before provision for income taxes	3.4%	4.0%
Income tax expense	1.2%	1.4%
Net income	2.2%	2.6%

Segment Information

The following table sets forth the revenue and operating income of each of our segments for the three months ended April 2, 2005 and April 3, 2004.

	Three Months Ended
	April 2,	April 3,
	2005	2004
	(Dollars in thousands)
Direct revenue	$229,381	$205,824
Retail revenue	97,214	90,535
Financial services revenue	22,916	16,447
Other revenue	1,078	1,111
Total revenue	$350,589	$313,917

Direct operating income	$28,539	$30,176
Retail operating income	4,695	11,346
Financial services operating income	11,389	6,650
Other operating income (loss)	(33,600)	(35,469)
Total operating income	$11,023	$12,703

As a Percentage of Total Revenue:
Direct revenue	65.4%	65.6%
Retail revenue	27.7%	28.8%
Financial services revenue	6.6%	5.2%
Other revenue	0.3%	0.4%
Total revenue	100.0%	100.0%

As a Percentage of Segment Revenue:
Direct operating income	12.4%	14.7%
Retail operating income	4.8%	12.5%
Financial services operating income	49.7%	40.4%
Total operating income (1)	3.1%	4.0%

(1) The percentage set forth is a percentage of consolidated revenue rather than revenue by segment as it is based upon our consolidated operating income. A separate line item is not included for Other operating income as this amount is reflected in the total operating income amount, which reflects our consolidated operating results.

For credit card loans securitized and sold, the loans are removed from our balance sheet and the net earnings on these securitized assets after paying outside investors are reflected as a component of our securitization income on a GAAP basis. The following table summarizes the results of our Financial Services segment for the three months ended April 2, 2005 and April 3, 2004 on a GAAP basis with interest and fee income, interest expense and provision for loan losses for the credit card loans receivable we own reported in net interest income. Non-interest income on a GAAP basis includes servicing income, gains on sales of loans and income recognized on retained interests for the entire securitized portfolio, as well as, interchange income on the entire managed portfolio.

Financial Services Revenue as reported in the Financial Statements:	Three Months Ended
	April 2,	April 3,
	2005	2004
	(Dollars in thousands)
Interest and fee income	$4,156	$2,383

Interest expense	(823)	(762)
Net interest income	3,333	1,621

Non-interest income:
Securitization income (1)	25,783	20,150
Other non-interest income	7,383	5,553
Total non-interest income	33,166	25,703
Less: Customer rewards costs	(13,583)	(10,877)

Financial Services revenue	$22,916	$16,447

(1) For the three months ended April 2, 2005 and April 3, 2004, we recognized gains on sale of credit card loans of $3.9 million and $1.7 million, respectively, which are reflected as a component of securitization income.

Our “managed” credit card loans represent credit card loans we own plus securitized credit card loans. Since the financial performance of the managed portfolio has a significant impact on the earnings we will receive from servicing the portfolio, we believe the following table on a “managed” basis is important information to analyze our revenue in the Financial Services segment. This non-GAAP presentation reflects the financial performance of the credit card loans receivable we own plus those that have been sold for the three months ended April 2, 2005 and April 3, 2004 and includes the effect of recording the retained interests at fair value. Interest, interchange (net of customer rewards) and fee income on both the owned and securitized portfolio is recorded in their respective line items. Interest paid to outside investors on the securitized credit card loans is included with other interest costs and included in interest expense. Credit losses on the entire managed portfolio are included in provision for loan losses. Although our financial statements are not presented in this manner, management reviews the performance of its managed portfolio in order to evaluate the effectiveness of its origination and collection activities, which ultimately affects the income we will receive for servicing the portfolio. The securitization of credit card loans primarily converts interest income, interchange income, credit card fees, credit losses and other income and expense related to the securitized loans into securitization income.

Managed Financial Services Revenue:	Three Months Ended
	April 2,	April 3,
	2005	2004
	(dollars in thousands except other data)
Interest income	$22,869	$16,222
Interchange income, net of customer reward costs	9,689	8,019
Other fee income	4,583	3,649
Interest expense	(8,683)	(5,690)
Provision for loan losses	(5,335)	(4,810)
Other	(207)	(943)
Managed Financial Services revenue	$22,916	$16,447

As a Percentage of Managed Credit Card Loans
Managed Financial Services Revenue:
Interest income	9.1%	7.8%
Interchange income, net of customer reward costs	3.9%	3.9%
Other fee income	1.8%	1.8%
Interest expense	(3.5)%	(2.7)%
Provision for loan losses	(2.1)%	(2.3)%
Other	(0.1)%	(0.5)%
Managed Financial Services revenue	9.1%	8.0%
Average reported credit card loans	$99,260	$71,008
Average managed credit card loans	$1,006,261	$828,113

Three Months Ended April 2, 2005 Compared to Three Months Ended April 3, 2004

Revenue

Revenue increased by $36.7 million, or 11.7%, to $350.6 million in the three months ended April 2, 2005 from $313.9 million in the three months ended April 3, 2004 as we experienced revenue growth in each of our three segments.

Direct Revenue. Direct revenue increased by $23.6 million, or 11.4%, to $229.4 million in the three months ended April 2, 2005 from $205.8 million in the three months ended April 3, 2004 primarily due to growth in sales through our website and strong performance from our catalogs. The number of customer packages shipped increased by 16.4% to 2.2 million in the three months ended April 2, 2005. Shipped packages per order increased during the period while the average dollar amount of shipped packages decreased slightly by 0.6%. We had a stronger than anticipated response to a promotion in the quarter which caused us to run out of certain products and send multiple packages to fill orders. We also had stronger than expected Direct sales around our Hamburg, Pennsylvania Retail store. We generally see a decline in Direct sales around new stores during the first twelve months of a new store’s opening. In the past, Direct sales in these markets have resumed their historical growth rates following the opening of the new store. The growth pattern for Direct sales around our Hamburg store recovered at a faster rate than we anticipated in the first quarter of 2005. The product categories that contributed the largest dollar volume increase to our Direct revenue growth in the three months ended April 2, 2005 as compared to the three months ended April 3, 2004, included hunting equipment, camping and optics.

Retail Revenue. Retail revenue increased by $6.7 million, or 7.4%, to $97.2 million in the three months ended April 2, 2005 from $90.5 million in the three months ended April 3, 2004 due to new store sales of $12.6 million. New store sales were partially offset by a decrease in comparable store sales of $5.6 million, or 6.3%, compared to the three months ended April 3, 2004. Our Hamburg, Pennsylvania store contributed 4.5% to the decline in comparable store sales as a result of this store’s strong performance in the first quarter of 2004. The timing of the Easter holiday weekend also contributed to the total decline. We close our stores on Easter Sunday, which occurred in the first quarter of 2005, but in the second quarter of 2004. In addition, we had more store closures due to weather during the first quarter of 2005 compared to the first quarter of 2004. The product categories that contributed the largest dollar volume increase to our Retail revenue growth in the three months ended April 2, 2005 as compared to the three months ended April 3, 2004, included hunting equipment, camping and optics.

Financial Services Revenue. Financial Services revenue increased by $6.5 million, or 39.3%, to $22.9 million in the three months ended April 2, 2005 from $16.4 million in the three months ended April 3, 2004 primarily due to an increase in securitization income of $5.6 million and an increase in interest and fee income of $1.8 million. Included in securitization income is interchange income, which is driven by our customers’ VISA net purchases. VISA net purchases increased by 20.5%, or $4.4 million, over the three months ended April 3, 2004. The increase in interchange income was partially offset by an increase in customer reward costs of $2.7 million, or 24.9%. Generally customer reward costs increase proportionately with the amount of customer VISA net purchases; however, we had various promotions in the three months ended April 2, 2005 where customers earned additional rewards, which caused reward costs to increase at a higher rate than VISA net purchases. Compared to the three months ended April 3, 2004, the number of average active accounts grew by 17.0% to 687,368 and the average balance per active account grew by 4.2% to approximately $1,464.

Gross Profit

Gross profit increased by $12.0 million, or 9.6%, to $137.2 million in the three months ended April 2, 2005 from $125.2 million in the three months ended April 3, 2004. As a percentage of revenue, gross profit decreased by 0.8% to 39.1% in the three months ended April 2, 2005 from 39.9% in the three months ended April 3, 2004. Gross profit margin decreased primarily as a result of a decrease in merchandising gross profit margin of 2.2%. This decrease in merchandising gross profit margin was partially offset by the increase in Financial Services revenue, which did not have any corresponding increase in cost of revenue.

Merchandising Business. The gross profit of our merchandising business increased by $3.8 million, or 3.5%, to $113.2 million in the three months ended April 2, 2005 from $109.4 million in the three months ended April 3, 2004. As a percentage of merchandise revenue, gross profit decreased by 2.2% to 34.7% in the three months ended April 2, 2005 from 36.9% in the three months ended April 3, 2004. The decrease was primarily attributable to discounted sales of seasonal merchandise at our Retail stores, a difference in gross profit margin and volumes at our new stores, increased shipping expenses in our Direct business and increased freight expenses due to increases in fuel prices. When we open a new store we experience an abnormally high gross profit margin. The excitement surrounding the store opening attracts customers - as opposed to promotional or sales events. In addition, our vendors support new store openings with special buy merchandise, which increases our gross profit margin over the period the merchandise is sold. Our Hamburg, Pennsylvania store was opened in September of 2003 and the excitement of the opening carried over to the first quarter of 2004. Our Wheeling, West Virginia store opened in August of 2004. Due to the size difference, the Hamburg, Pennsylvania store had more sales and its gross margin had a larger positive impact in the first quarter of 2004 than the Wheeling, West Virginia store’s impact on the first quarter of 2005. We attribute $1.2 million in the first quarter of 2005, or 0.4% of merchandise revenue, to the difference in gross profit from these two new stores. Shipping expenses - the cost we pay to ship merchandise to our customers - increased for the Direct business, impacting our total merchandise gross profit margin by $1.4 million, or 0.4%, of merchandise revenue. Increased inbound freight expenses - the cost we pay to have goods shipped to our distribution centers and Retail stores - contributed $1.2 million, or 0.4% of merchandise revenue, to the decrease in our merchandise gross profit margin.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased by $13.7 million, or 12.2%, to $126.2 million in the three months ended April 2, 2005 from $112.5 million in the three months ended April 3, 2004. Selling, general and administrative expenses were 36.0% of revenue in the three months ended April 2, 2005, compared to 35.8% in the three months ended April 3, 2004. The most significant factors contributing to the increase in selling, general and administrative expenses included:

•
Selling, general and administrative expenses attributed to shared services decreased by $0.2 million over the prior period primarily as a result of a lower costs for insurance and benefits of $3.1 million and a reduction in professional fees of $1.2 million. These reductions were partially offset by increases in salary and wages and related benefits, excluding health insurance, of $4.2 million. In the three months ended April 3, 2004, we had larger claims on our self- insured health insurance compared to the current quarter. Our professional fees were lower due to a decrease in settlement costs. We added new employees, primarily in the distribution department, related to our distribution center in Wheeling, West Virginia that opened in the third quarter of 2004.

•
Direct selling, general and administrative expenses comprised $7.3 million of the total increase in selling, general and administrative expense and increased primarily as a result of an increase in catalog production costs of $2.1 million, or 7.1%. Catalog costs increased to $31.5 million in the three months ended April 2, 2005 from $29.4 million in the three months ended April 3, 2004. However, as a percentage of Direct revenue, catalog costs improved from 14.3% of Direct revenue in the three months ended April 2, 2004 to 13.7% of Direct revenue in the three months ended April 2, 2005. This improvement in catalog costs as a percent of our revenue was primarily due to the strong sales performance of our catalogs in the first quarter. Advertising increased by $1.6 million - primarily related to Internet sales commissions. Salary and wages, including related benefits, increased $1.8 million as the number of employees in some of our smaller subsidiaries increased. Credit card discount fees increased by $0.6 million with the increase in Internet sales. Internet sales carry a higher credit card discount fee. Non-capitalizable equipment and software expenses increased by $0.6 million - due to expansion of Direct departments within our corporate headquarters building.

•
Retail selling, general and administrative expenses comprised $4.8 million of the total increase in selling, general and administrative expense. We incurred new store operating costs of $2.7 million related to our Wheeling, West Virginia store, which was not open in the comparable quarter of 2004. We increased our Retail expansion costs by $2.4 million during the three months ended April 2, 2005, as we are in the process of building four new stores in 2005, as compared to one new store in 2004. We increased our corporate Retail overhead costs by $0.3 million as we build our infrastructure to support our Retail growth strategy. The increase in costs was partially offset by a reduction of $0.7 million in selling, general and administrative costs of stores in our comparable store base.

•
Financial Services selling, general and administrative expenses comprised $1.7 million of the total increase in selling, general and administrative expense. This was primarily due to increased costs of bad debt expense of $1.0 million, primarily due to an increase in counterfeit fraud. Our bad debts relating to fraud are better than industry standards. Salary and wages, including related benefits, increased by $0.7 million with the growth of the bank.

Operating Income

Operating income decreased by $1.7 million, or 13.4%, to $11.0 million in the three months ended April 2, 2005 from $12.7 million in the three months ended April 3, 2004 primarily due to new store expansion costs and the factors discussed above.

Interest Expense

Interest expense increased slightly to $2.1 million in the three months ended April 2, 2005 from $2.0 million in the three months ended April 3, 2004. The increase in interest is primarily due to an increase in debt from a capital lease that was signed in the third quarter of 2004.

Income Taxes

Our effective tax rate was 35.6% in the three months ended April 2, 2005 as compared to 35.0% in the three months ended April 3, 2004. We expect to experience a gradual increase in our effective tax rate as we open stores in new states and incur additional state income taxes.

Bank Asset Quality

We securitize a majority of our credit card loans. On a quarterly basis, we transfer eligible credit card loans into a securitization trust. We are required to own at least a minimum twenty day average of 5% of the interests in the securitization trust. Therefore, these retained loans have the same characteristics as those loans sold to outside investors. Certain accounts are ineligible for securitization because they are delinquent at the time of addition, originated from sources other than Cabela’s Club® credit cards and various other requirements. The total amount of ineligible receivables we owned were $7.4 million and $6.1 million as of April 2, 2005 and January 1, 2005, respectively. Of the $7.4 million in ineligible receivables outstanding at April 2, 2005, $6.5 million were originated from sources other than Cabela’s Club credit cards.

The quality of our managed credit card loan portfolio at any time reflects, among other factors, the creditworthiness of the individual cardholders, general economic conditions, the success of our account management and collection activities, and the life cycle stage of the portfolio. Our financial results are sensitive to changes in delinquencies and net charge-offs of this portfolio. During periods of economic weakness, delinquencies and net charge-offs are more likely to increase. We have sought to manage this sensitivity by selecting a customer base that has historically shown itself to be very creditworthy based on charge-off levels, credit bureau scores, such as Fair Isaac & Company (FICO) scores, and behavior scores.

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

	April 2,	January 1,	April 3,
	2005	2005	2004
Number of days delinquent

Greater than 30 days	0.78%	0.71%	0.85%
Greater than 60 days	0.41%	0.41%	0.47%
Greater than 90 days	0.19%	0.19%	0.20%

Charge-offs

Gross charge-offs reflect the uncollectible principal, interest and fees on a customer's account. Recoveries reflect the amounts collected on previously charged-off accounts. We believe that most bankcard issuers charge off accounts at 180 days. We generally charge off accounts the month after an account becomes 90 days contractually delinquent, except in the case of cardholder bankruptcies and cardholder deaths, which are charged off at the time of notification. As a result, our charge-off rates are not directly comparable to other participants in the bankcard industry. Our charge-off activity for the managed portfolio for the three months ended April 2, 2005 and April 3, 2004 is summarized below:

	Three Months Ended
	April 2,	April 3,
	2005	2004
	(Dollars in thousands)
Gross charge-offs	$6,502	$5,570
Recoveries	1,177	760
Net charge-offs	5,325	4,810

Net charge-offs as a percentage of average managed loans	2.12%	2.32%

Liquidity and Capital Resources

Overview

Our merchandising business and our Financial Services segment have significantly different liquidity and capital needs. The primary cash requirements of our merchandising business relate to purchase of inventory, capital for new destination retail stores, purchases of economic development bonds related to the development of new destination retail stores, investments in our management information systems and other infrastructure, and other general working capital needs. We historically have met these requirements by generating cash from our merchandising business operations, borrowing under revolving credit facilities, issuing debt and equity securities, obtaining economic development grants from state and local governments in connection with developing our destination retail stores and collecting principal and interest payments on our economic development bonds. The cash flow we generate from our merchandising business is seasonal, with our peak cash requirements for inventory occurring between August and November. While we have consistently generated overall positive annual cash flow from our operating activities, other sources of liquidity are generally required by our merchandising business during these peak cash use periods. These sources historically have included short-term borrowings under our revolving credit facility and access to debt markets, such as the private placement of long-term debt securities we completed in September 2002. While we generally have been able to manage our cash needs during peak periods, if any disruption occurred to our funding sources, or if we underestimated our cash needs, we would be unable to purchase inventory and otherwise conduct our merchandising business to its maximum effectiveness which would result in reduced revenues and profits.

The primary cash requirements of our Financial Services segment relate to the generation of credit card loans and the purchase of rewards used in the customer loyalty rewards program from our merchandising business. The bank obtains funds for these purposes through various financing activities, which include engaging in securitization transactions, borrowing under federal funds bank credit facilities, selling certificates of deposit and generating cash from operations. Due to the limited nature of its state charter, the bank is prohibited from making commercial or residential loans. Consequently, it cannot lend money to Cabela’s Incorporated or our other affiliates. The bank is subject to capital requirements imposed by Nebraska banking law and the VISA membership rules, and its ability to pay dividends is limited by Nebraska and federal banking law.

We believe that we will have sufficient capital available from current cash on hand, operations and our revolving credit facility and other borrowing sources, including the possible monetization of our economic development bonds, to fund our existing operations and growth plan for the next twelve months.

Operating, Investing and Financing activities

Cash used by operating activities was $124.5 million in the three months ended April 3, 2005 as compared with $96.7 million in the three months ended April 3, 2004. The $27.8 million increase in cash used by operating activities was due to an increase in cash used for inventory of $10.1 million, an increase in cash used for accounts payable of $9.9 million and an increase in cash used for other current assets of $9.6 million. The increase in cash used for inventory was due to the following factors: a 15% increase in retail square footage associated with the opening of our new destination retail store in Wheeling, West Virginia, in 2004, the build-up of inventory in anticipation of increased sales for 2005, an initiative to improve fill rates in our destination retail stores, and a build-up of inventory in anticipation of our two new stores in Texas opening in the second quarter of 2005. The increase in cash used for accounts payable was due to an improvement in payables processing in the current quarter as compared to the first quarter in 2004. We installed new technology for imaging invoices that initially decreased our processing time in the first quarter of 2004 compared to the first quarter of 2005. Cash used for other current assets increased in the three months ended April 2, 2005 compared to the three months ended April 3, 2004 by $9.6 million. The increase in cash used for other current assets was primarily a result of changes in other receivable and prepaid accounts attributable to our Financial Services segment, which changes were due to growth in credit card accounts and managed receivables.

Cash used in investing activities was $53.6 million in the three months ended April 2, 2005 as compared with $9.0 million in the three months ended April 3, 2004. The $44.6 million increase in cash used for investing activities in the period was due to a $39.3 million increase in capital expenditures, primarily related to building our two new destination retail stores in Texas. In addition, we spent $3.2 million during the period to purchase marketable securities related to our new destination retail stores to be opened in 2005.

Cash used by financing activities was $25.3 million in the three months ended April 2, 2005 as compared with $8.7 million in the three months ended April 3, 2004. The $16.6 million increase in cash used by financing activities was primarily due to an increase of $7.3 million in the maturities of time deposits paid by our bank and an increase in the payment of unpresented checks net of bank balance of $6.9 million.

As of April 2, 2005, we had remaining material commitments in the amount of $207.9 million for fiscal 2005 and $89.2 million for fiscal 2006, for estimated capital expenditures and the purchase of future economic development bonds in connection with the construction and development of new destination retail stores. In addition, we are obligated to fund the remaining $5.7 million in economic development bonds related to our Wheeling, West Virginia site and the remaining $26.4 million of economic development bonds and construction costs related to the expansion of our distribution center in Wheeling, West Virginia throughout fiscal 2005 and 2006.

We have previously announced four new Retail site locations in Rogers, Minnesota, Gonzales, Louisiana, Reno, Nevada and East Rutherford, New Jersey, for which material commitments had not yet been signed as of April 2, 2005. These locations are still being negotiated and will be subject to customary conditions to closing. We expect the total cost of each of these destination retail stores, including the cost of economic development bonds, to fall in the estimated range of $40 to $80 million each. We expect to incur costs for one of these locations in 2005, two in 2006 and one in 2007.

We expect to incur total capital expenditures in the range of $225 million to $250 million in fiscal 2005. This number could increase depending on the timing of land acquisitions for our future stores.

Grants and Economic Development Bonds

Grants. Under various grant programs, state or local governments provide funding for certain costs associated with developing and opening a new destination retail store. We generally have received grant funding in exchange for commitments, such as assurance of agreed employment and wage levels at our destination retail stores or that the destination retail store will remain open, made by us to the state or local government providing the funding. The commitments typically phase out over approximately five to ten years, but if we fail to maintain the commitments during the applicable period, the funds we received may have to be repaid or other adverse consequences may arise. Our failure to comply with the terms of current economic development packages could result in our repayment of grant money or other adverse consequences that would affect our cash flows and profitability. As of April 2, 2005 and January 1, 2005, the total amount of grant funding subject to a specific contractual remedy was $16.9 million and $17.7 million, respectively. Portions of three of our destination retail stores, such as wildlife displays and museums, are subject to forfeiture provisions. In addition, there are 35.2 acres of undeveloped property subject to forfeiture.

Economic Development Bonds. Through economic development bonds, the state or local government sells bonds to provide funding for land acquisition, readying the site, building infrastructure and related eligible expenses associated with the construction and equipping of our destination retail stores. We typically have been the sole purchaser of these bonds. The bond proceeds that are received by the governmental entity are then used to fund portions of the cost of constructing and equipping new destination retail stores and related infrastructure development. While purchasing these bonds involves an initial cash outlay by us, some or all of these costs can be recaptured through the repayments of the bonds. The payments of principal and interest on the bonds are typically tied to sales, property or lodging taxes generated from the store and, in some cases, from businesses in the surrounding area, over periods which range between 10 and 30 years. In addition, some of the bonds that we have purchased may be repurchased for par value by the governmental entity prior to the maturity date of the bonds. However, the governmental entity from which we purchase the bonds is not otherwise liable for repayment of principal and interest on the bonds to the extent that the associated taxes are insufficient to pay the bonds. In one location, the bonds will become subordinated to other bonds associated with the development if we fail to continue to operate the store over a prescribed period. After purchasing the bonds, we typically carry them on our balance sheet as “available for sale” marketable securities and value them based upon management’s projections of the amount of tax revenue that will be generated to support principal and interest payments on the bonds. We have limited experience in valuing these bonds and, because of the unique features of each project, there is no independent market data for valuation of these types of bonds. If sufficient tax revenue is not generated by the subject properties, we will not receive scheduled payments and will be unable to realize the full value of the bonds carried on our balance sheet. As of April 2, 2005 and January 1, 2005, we carried $152.8 million and $144.6 million, respectively, of economic development bond receivables on our balance sheet.

The negotiation of these economic development arrangements has been important to our destination retail store expansion in the past, and we believe it will continue to be an important factor to our ability to execute our destination retail store expansion strategy because these arrangements will allow us to avoid or recapture a portion of the costs involved with opening a new store. If similar packages are unavailable in the future or the terms are not as favorable to us, our return on investment in new stores would be adversely affected and we may choose to significantly alter our destination retail store expansion strategy.

Securitization of Credit Card Loans

We have been, and will continue to be, particularly reliant on funding from securitization transactions for our Financial Services segment. A failure to renew existing facilities or to add additional capacity on favorable terms as it becomes necessary could increase our financing costs and potentially limit our ability to grow our Financial Services business. Unfavorable conditions in the asset-backed securities markets generally, including the unavailability of commercial bank liquidity support or credit enhancements, such as financial guaranty insurance, could have a similar effect. We expect our $300,000 variable funding commercial paper facility that expires in June of 2005 to be renewed through June of 2006.

Furthermore, poor performance of our securitized credit card loans, including increased delinquencies and credit losses, lower payment rates or a decrease in excess spreads below certain thresholds, could result in a downgrade or withdrawal of the ratings on the outstanding securities issued in our securitization transactions, cause early amortization of these securities or result in higher required credit enhancement levels. This could jeopardize our ability to complete other securitization transactions on acceptable terms, decrease our liquidity and force us to rely on other potentially more expensive funding sources, to the extent available, which would decrease our profitability. The total amount and maturities for our term credit card securitizations as of April 2, 2005 are as follows:

Series	Type	Initial Amount	Certificate Rate	Expected Final
	(Dollars in thousands)
Series 2001-2	Term	$250,000	Floating	November 2006
Series 2003-1	Term	$300,000	Fixed	January 2008
Series 2003-2	Variable Funding	$300,000 (1)	Floating	June 2005
Series 2004-I	Term	$75,000	Fixed	March 2009
Series 2004-II	Term	$175,000	Floating	March 2009

(1) We extended the Series 2003-2 facility from March 2005 to June 2005 and expect it to be extended to June 2006.

Certificates of Deposit

We utilize certificates of deposit to partially finance the operating activities of our bank. Our bank issues certificates of deposit in a minimum amount of $100,000 in various maturities. As of April 2, 2005, we had $97.4 million of certificates of deposit outstanding with maturities ranging from April 2005 to May 2014 and with a weighted average effective annual fixed rate of 3.39%. Certificate of deposit borrowings are subject to regulatory capital requirements.

Credit Facilities and other Indebtedness

We have a revolving credit facility with a group of banks that provides us with a $230 million unsecured line of credit, which is available for our operations. This revolving facility, which expires on June 30, 2007, provides for a LIBOR-based rate of interest plus a spread of between 0.80% and 1.425% based upon our achievement of certain cash flow leverage ratios. During the term of the facility, we are required to pay a facility fee, which ranges from 0.125% to 0.25%. Our credit facility also permits the issuance of up to $100 million in letters of credit and standby letters of credit, which are applied against the overall credit limit available under the revolver. We utilize these letters of credit to support purchases from our suppliers in the ordinary course of our business. The average outstanding amount of letters of credit during the first fiscal quarter was $24.0 million. There were no outstanding principal borrowings under the credit facility as of April 2, 2005. Our total remaining borrowing capacity under the credit facility as of April 2, 2005, after subtracting outstanding letters of credit of $37.3 million, and standby letters of credit of $7.2 million, was $185.5 million.

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

•
a minimum tangible net worth of no less than $300 million plus 50% of positive consolidated net earnings on a cumulative basis for each fiscal year beginning with fiscal year ended 2004 as of the last day of any fiscal quarter. Tangible net worth is equity less intangible assets.

In addition, our credit agreement includes a limitation that we may not pay dividends to our stockholders in excess of 50% of our prior year's consolidated EBITDA and a provision that permits acceleration by the lenders in the event there is a "change in control." Our credit agreement defines "EBITDA" to mean our net income before deductions for income taxes, interest expense, depreciation and amortization. Based upon this EBITDA calculation for fiscal 2004, dividends would not be permissible in fiscal 2005 in excess of $68.8 million. Our credit agreement defines a "change in control" to mean any circumstances under which we cease to own 100% of the voting stock in each of our subsidiaries that have or have had total assets in excess of $5.0 million, any event in which any person or group of persons (other than our stockholders as of May 6, 2004 and their affiliates) acting in concert acquires beneficial ownership of, or control over, 20% or more of the combined voting power of all of our securities entitled to vote in the election of directors and such voting percentage exceeds the percentage of our common stock owned by Mr. R. Cabela and Mr. J. Cabela as of the date of such acquisition, or any change in a majority of the members of our board of directors within any twelve month period for any reason (other than by reason of death, disability or scheduled retirement). As of April 2, 2005, Mr. R. Cabela and Mr. J. Cabela collectively own 12,641,227 shares (not including 8,663,964 shares beneficially owned by Mr. R. Cabela through Cabela’s Family, LLC) of common stock, which represents 19.5% of our total outstanding common stock and non-voting common stock. Our credit agreement provides that all loans or deposits from us or any of our subsidiaries to the bank cannot exceed $20.0 million in the aggregate at any time when loans are outstanding under the revolving credit facility.

Our bank entered into an unsecured uncommitted Fed Funds Sales Agreement with a bank on October 7, 2004. The maximum amount of funds which can be outstanding is $25.0 million of which no amounts were outstanding at April 2, 2005. On October 8, 2004, our bank entered into an unsecured uncommitted Fed Funds Line of Credit agreement with another bank. The maximum amount of funds which can be outstanding is $40.0 million of which no amounts were outstanding at April 2, 2005.

In addition to our credit facilities, we have from time to time accessed the private placement debt markets. We currently have two such note issuances outstanding. In September 2002, we issued $125.0 million in senior unsecured notes bearing interest at a fixed rate of 4.95%, repayable in five annual installments of $25.0 million beginning on September 5, 2005. The entire principal amount under these notes remains unpaid. In January 1995, we issued $20.0 million in senior unsecured notes bearing interest at fixed rates ranging between 8.79% and 9.19% per year. The notes amortize, with principal and interest payable in the amount of $0.3 million per month through January 1, 2007, thereafter decreasing to $0.1 million per month through January 1, 2010. The aggregate principal balance of these notes as of April 2, 2005 was $7.5 million. Both note issuances provide for prepayment penalties based on yield maintenance formulas.

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

In addition, we agreed to a limitation that our subsidiaries, excluding the bank, and we may not create, issue, assume, guarantee or otherwise assume funded debt in excess of 60% of consolidated total capitalization.

As of April 2, 2005, we were in compliance with all of the covenants under our credit agreements and unsecured notes. We may or may not engage in future long-term borrowing transactions to fund our operations or our growth plans. Whether or not we undertake such borrowings will depend on a variety of factors, including prevailing interest rates, our retail growth plans, our financial strength, alternative sources and costs of funding and our management's assessment of potential returns on investment that may be realized from the proceeds of such borrowings.

Off-Balance Sheet Arrangements

Operating leases - We lease various items of office equipment and buildings, all of which are recorded in our selling, general and administrative expenses.

Credit Card Limits - The bank bears off-balance sheet risk in the normal course of its business. One form of this risk is through the bank's commitment to extend credit to cardholders up to the maximum amount of their credit limits. The aggregate of such potential funding requirements totaled $6.4 billion and $6.0 billion as of April 2, 2005 and January 1, 2005, respectively, which amounts were in addition to existing balances cardholders had at such dates. These funding obligations are not included on our consolidated balance sheet. While the bank has not experienced, and does not anticipate that it will experience, a significant draw down of unfunded credit lines by customers, a significant draw down would create a cash need at the bank which likely could not be met by our available cash and funding sources. The bank has the right to reduce or cancel these available lines of credit at any time.

Securitizations - All of the bank's securitization transactions have been accounted for as sale transactions and the credit card loans relating to those pools of assets are not reflected on our consolidated balance sheet.

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

Item 3.   Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to interest rate risk through our bank's operations and, to a lesser extent, through our merchandising operations. We also are exposed to foreign currency risk through our merchandising operations.

Financial Services Interest Rate Risk

Interest rate risk refers to changes in earnings or the net present value of assets and off-balance sheet positions less liabilities (termed "economic value of equity") due to interest rate changes. To the extent that interest income collected on managed receivables and interest expense do not respond equally to changes in interest rates, or that rates do not change uniformly, securitization earnings and economic value of equity could be affected. Our net interest income on managed receivables is affected primarily by changes in short term interest rate indices such as LIBOR and prime rate. The variable rate card receivables are indexed to the prime rate. Securitization certificates and notes are indexed to LIBOR-based rates of interest and are periodically repriced. Certificates of deposit are priced at the current prevailing market rate at the time of issuance. We manage and mitigate our interest rate sensitivity through several techniques, but primarily by modifying the contract terms with our cardholders, including interest rates charged, in response to changing market conditions. Additional techniques we use include managing the maturity, repricing and distribution of assets and liabilities by issuing fixed rate securitization certificates and notes and by entering into interest rate swaps to hedge our fixed rate exposure from interest strips. The table below shows the mix of account balances at each interest rate at each period presented.

	April 2,	January 1,	April 3,
	2005	2005	2004
As a percentage of total balances outstanding

Balances carrying interest rate based upon the national prime lending rate.	61.4%	57.2%	61.9%
Balances carrying an interest rate of 9.99%.	2.7%	3.1%	3.3%
Balances not carrying interest because their previous month's balance was paid in full.	35.9%	39.6%	34.8%

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

Management performs a projected interest rate gap analysis over a rolling twelve-month period to measure the effects of the timing of the repricing of our interest sensitive assets and liabilities. Based on this analysis, we believe that if there is an immediate 100 basis point, or 1.0%, increase in the market rates for which our assets and liabilities are indexed during the next twelve months, our projected operating results would not be materially affected. Management has also performed a projected interest rate gap analysis, over the same rolling twelve-month period, to measure the effects of a change in spread between the prime interest rate and the LIBOR interest rate. Based on this analysis, we believe that an immediate 50 basis point, or 0.5%, decrease or increase in this spread would cause an increase or decrease of $3.3 million to $3.6 million on the projected pre-tax income of our Financial Services segment over the next twelve months, which could have a material effect on our operating results.

Merchandising Interest Rate Risk

Two of our economic development bond agreements are priced at a variable interest rate. One is tied to the LIBOR rate and one is tied to the prime rate. These rates are adjusted annually in November and December. We do not think these interest rate changes will have a material impact on our operations.

The interest payable on our bank line of credit is based on variable interest rates and therefore affected by changes in market interest rates. If interest rates on existing variable rate debt rose 1%, our results from operations and cash flows would not be materially affected.

Foreign Currency Risk

We purchase a significant amount of inventory from vendors outside of the U.S. in transactions that are primarily U.S. dollar transactions. A small percentage of our international purchase transactions are in currencies other than the U.S. dollar. Any currency risks related to these transactions are immaterial to us. A decline in the relative value of the U.S. dollar to other foreign currencies could however, lead to increased merchandise costs.

Item 4.   Controls and Procedures.

Under the direction of our Chief Executive Officer and Chief Financial Officer, we evaluated our disclosure controls and procedures and internal control over financial reporting and concluded that (i) our disclosure controls and procedures were effective as of April 2, 2005, and (ii) no change in internal control over financial reporting occurred during the quarter ended April 2, 2005, that has materially affected, or is reasonably likely to materially affect, such internal control over financial reporting.

PART II - OTHER INFORMATION

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3.    Defaults Upon Senior Securities.

Not applicable.

Item 4.    Submission of Matters to Vote of Security Holders.

Not applicable.

Item 5.    Other Information.

Not applicable.

Item 6.    Exhibits.

(a)	Exhibits.

Exhibit Number	Description

10.1	Addendum to Executive Employment Agreement dated as of January 4, 2004, between Cabela’s Incorporated and Richard N. Cabela

10.2	Addendum to Executive Employment Agreement dated as of January 4, 2004, between Cabela’s Incorporated and James W. Cabela

10.3	Form of Confidentiality and Noncompetition Agreement (executed by Dennis Highby, Patrick A. Snyder, Michael Callahan, and Brian J. Linneman effective April 14, 2005)

10.4	Form of Confidentiality and Noncompetition Agreement - World’s Foremost Bank (executed by David A. Roehr and Ralph Castner effective April 14, 2005)

10.5	Employee Lease Agreement dated as of January 1, 2005, between Cabela’s Incorporated and Mudhead Enterprises, LLC

31.1	Certification of CEO Pursuant to 13a-14(a) under the Exchange Act

31.2	Certification of CFO Pursuant to Rule 13a-14(a) under the Exchange Act

32	Certifications Pursuant to 18 U.S.C. Section 1350

99.1	Third Amendment of the Cabela’s Incorporated 401(k) Savings Plan

99.2	Fourth Amendment of the Cabela’s Incorporated 401(k) Savings Plan

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CABELA'S INCORPORATED

Dated: May 11, 2005	By:	/s/ Dennis Highby
Dennis Highby President and Chief Executive Officer

Dated: May 11, 2005	By:	/s/ Ralph W. Castner
Ralph W. Castner Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description

10.1	Addendum to Executive Employment Agreement dated as of January 4, 2004, between Cabela’s Incorporated and Richard N. Cabela

10.2	Addendum to Executive Employment Agreement dated as of January 4, 2004, between Cabela’s Incorporated and James W. Cabela

10.3	Form of Confidentiality and Noncompetition Agreement (executed by Dennis Highby, Patrick A. Snyder, Michael Callahan, and Brian J. Linneman effective April 14, 2005)

10.4	Form of Confidentiality and Noncompetition Agreement - World’s Foremost Bank (executed by David A. Roehr and Ralph Castner effective April 14, 2005)

10.5	Employee Lease Agreement dated as of January 1, 2005, between Cabela’s Incorporated and Mudhead Enterprises, LLC

31.1	Certification of CEO Pursuant to 13a-14(a) under the Exchange Act

31.2	Certification of CFO Pursuant to Rule 13a-14(a) under the Exchange Act

32	Certifications Pursuant to 18 U.S.C. Section 1350

99.1	Third Amendment of the Cabela’s Incorporated 401(k) Savings Plan

99.2	Fourth Amendment of the Cabela’s Incorporated 401(k) Savings Plan