Form 10-Q
period 2005-07-02
CABELAS INC
filed 2005-08-05
CIK 1267130

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended July 2, 2005

or

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

        Common stock, $0.01 par value: 64,922,518 shares, including 8,073,205 shares of non-voting common stock, as of August 1, 2005.

CABELA’S INCORPORATED
FORM 10-Q
QUARTERLY PERIOD ENDED JULY 2, 2005

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

CABELA'S INCORPORATED AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (Dollar Amounts in Thousands Except Share and Per Share Amounts) (Unaudited)
	July 2,	January 1,
ASSETS	2005	2005

CURRENT ASSETS:
Cash and cash equivalents	$71,068	$248,184
Accounts receivable, net of allowance for doubtful accounts of $1,143 at July 2, 2005, and $1,483 at January 1, 2005	29,270	33,524
Credit card loans receivable held for sale (Note 3)	59,463	64,019
Credit card loans receivable, net of allowance of $88 and $65 at July 2, 2005 and January 1, 2005 (Note 3)	8,189	5,209
Inventories	411,016	313,002
Prepaid expenses and deferred catalog costs	36,720	31,294
Deferred income taxes	1,438	2,240
Other current assets	38,059	31,015
Total current assets	655,223	728,487

PROPERTY AND EQUIPMENT, NET	438,916	294,141

OTHER ASSETS:
Intangible assets, net	3,991	4,555
Land held for sale or development	10,527	18,153
Retained interests in securitized receivables (Note 3)	31,062	28,723
Marketable securities	163,066	145,587
Investment in equity method investee	375	830
Other	7,964	7,755
Total other assets	216,985	205,603

Total assets	$1,311,124	$1,228,231

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$160,856	$100,826
Unpresented checks net of bank balance	13,944	34,653
Accrued expenses and other liabilities	37,896	50,264
Gift certificates and credit card reward points	92,916	97,242
Accrued employee compensation and benefits	32,177	54,925
Time deposits	41,442	48,953
Revolving credit borrowings	102,000	-
Current maturities of long-term debt	28,731	28,327
Income taxes payable	26,246	38,551
Total current liabilities	536,208	453,741

LONG-TERM LIABILITIES:
Long-term debt, less current maturities	117,477	119,825
Long-term time deposits	38,465	51,706
Deferred compensation	9,847	8,614
Deferred grant income	11,038	11,366
Deferred income taxes	16,358	16,625
Total long-term liabilities	193,185	208,136

COMMITMENTS AND CONTINGENCIES (Note 10)

STOCKHOLDERS’ EQUITY:
Common stock, $0.01 par value:
Class A Voting, 245,000,000 shares authorized; 56,592,690 and 56,494,975 shares issued and outstanding at July 2, 2005 and January 1, 2005, respectively	567	566
Class B Non-voting, 245,000,000 shares authorized; 8,073,205 and 8,073,205 shares issued and outstanding at July 2, 2005 and January 1, 2005, respectively	80	80
Preferred stock, 10,000,000 shares authorized, no shares issued or outstanding	-	-
Additional paid-in capital	238,157	236,198
Retained earnings	340,576	326,794
Accumulated other comprehensive income	2,351	2,716
Total stockholders’ equity	581,731	566,354

Total liabilities and stockholders’ equity	$1,311,124	$1,228,231

See notes to unaudited consolidated financial statements.

CABELA'S INCORPORATED AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF INCOME (Dollar Amounts in Thousands Except Per Share and Share Amounts) (Unaudited)

	Three months ended		Six months ended
	July 2,	July 3,	July 2,	July 3,
	2005	2004	2005	2004
REVENUES:
Merchandise sales	$292,382	$262,326	$618,977	$558,685
Financial services revenue	30,418	14,986	53,334	31,433
Other revenue	21,072	1,827	22,150	2,938
Total revenues	343,872	279,139	694,461	593,056

COST OF REVENUE:
Cost of merchandise sales	188,848	170,823	402,217	357,796
Cost of other revenue	19,864	1,463	19,856	3,165
Total cost of revenue (exclusive of depreciation and amortization)	208,712	172,286	422,073	360,961
Gross profit	135,160	106,853	272,388	232,095

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	126,338	103,621	252,543	216,160

OPERATING INCOME	8,822	3,232	19,845	15,935

OTHER INCOME (EXPENSE):
Interest income	16	23	450	137
Interest expense	(2,435)	(2,025)	(4,505)	(4,045)
Other income, net	2,939	1,750	5,612	3,330
	520	(252)	1,557	(578)
INCOME BEFORE PROVISION FOR INCOME TAXES	9,342	2,980	21,402	15,357
INCOME TAX EXPENSE	3,326	993	7,619	5,324
NET INCOME	$6,016	$1,987	$13,783	$10,033

EARNINGS PER SHARE:
Basic	$0.09	$0.03	$0.21	$0.17
Diluted	$0.09	$0.03	$0.21	$0.17

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	64,648,768	58,223,489	64,618,424	57,529,535
Diluted	66,267,571	59,906,085	66,282,574	59,373,374

See notes to unaudited consolidated financial statements.

CABELA’S INCORPORATED AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (Dollar Amounts in Thousands) (Unaudited)
	Six Months Ended
	July 2,	July 3,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$13,783	$10,033
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation	15,621	13,819
Amortization	564	640
Stock based compensation	470	418
Equity in undistributed net (earnings) losses of equity method investee	(129)	(177)
Deferred income taxes	736	(992)
Other	1,012	766
Change in operating assets and liabilities:
Accounts receivable	3,338	3,612
Origination of credit card loans held for sale, net of collections	4,556	(52,550)
Inventories	(98,014)	(55,593)
Prepaid expenses	(5,426)	(1,912)
Other current assets	(7,279)	6,124
Land held for sale or development	7,626	411
Accounts payable	13,453	(5,810)
Accrued expenses and other liabilities	(12,481)	(13,108)
Gift certificates and credit card reward points	(4,326)	(2,594)
Accrued compensation and benefits	(22,748)	(30,844)
Income taxes payable	(12,195)	(7,114)
Deferred grant income	(328)	224
Deferred compensation	1,233	1,518
Net cash flows from operating activities	(100,534)	(133,129)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(113,994)	(19,306)
Purchases of marketable securities	(19,525)	(33,564)
Change in credit card loans receivable	(3,111)	-
Change in retained interests	(2,339)	(653)
Maturities of marketable securities	1,828	1,487
Other	584	1,195
Net cash flows from investing activities	(136,557)	(50,841)

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances on line of credit	149,713	53,106
Payments on line of credit	(47,713)	(53,106)
Proceeds from issuance of long-term debt	-	99
Payments on long-term debt	(1,944)	(1,676)
Change in unpresented checks net of bank balance	(20,709)	(20,573)
Change in time deposits, net	(20,752)	2,795
Net (decrease) increase in employee savings plan	-	(1,083)
Issuance of common stock for initial public offering, net of transaction costs of $2,281	-	115,281
Issuance of common stock pursuant to employee benefit plans	1,380	9,490
Repurchase of common stock	-	(1,273)
Net cash flows from financing activities	59,975	103,060

NET DECREASE IN CASH AND CASH EQUIVALENTS	(177,116)	(80,910)

CASH AND CASH EQUIVALENTS, Beginning of Year	248,184	192,581

CASH AND CASH EQUIVALENTS, End of Period	$71,068	$111,671

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

For purposes of pro forma disclosures, the estimated fair value of the options granted is amortized to expense over the options’ vesting period. On April 14, 2005, 678,000 options were granted that vested immediately. The Company’s pro forma net income and earnings per share for the three months and six months ended July 2, 2005 and July 3, 2004 were as follows:

	Three Months Ended		Six Months Ended
	July 2,	July 3,	July 2,	July 3,
	2005	2004	2005	2004

Net income - as reported	$6,016	$1,987	$13,783	$10,033
Add: Stock based employee compensation recognized, net of tax	152	272	303	272
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of tax	(4,730)	(1,004)	(5,428)	(1,161)

Net income - pro forma	$1,438	$1,255	$8,658	$9,144

Earnings per share:
Basic - as reported	$0.09	$0.03	$0.21	$0.17
Basic - proforma	$0.02	$0.02	$0.13	$0.16

Diluted - as reported	$0.09	$0.03	$0.21	$0.17
Diluted - proforma	$0.02	$0.02	$0.13	$0.15

The fair value of options granted on and subsequent to May 1, 2004 was estimated on the date of the grant using the Black-Scholes option pricing model with the following weighted-average assumptions: the expected stock price volatility was 50%, the risk free interest at grant date ranged from 3.57% to 3.99% and the expected term was 4.5 years. Prior to the May 1, 2004 option grants, the Company used a binomial model and did not include a volatility factor.

3.	SALE OF CREDIT CARD LOANS

The Company’s wholly-owned bank subsidiary, World’s Foremost Bank (“WFB”), sells a substantial portion of its credit card loans. WFB has established a master trust (the “Trust”) for the purpose of routinely selling and securitizing credit card loans. WFB retains the servicing and certain other interests, including interest-only strips, cash reserve accounts and Class B certificates. During the three months and six months ended July 2, 2005 and July 3, 2004, WFB recognized gains on sale of $3,796, $1,129, $7,711 and $2,833, respectively, which are reflected as a component of credit card securitization income.

Retained Interests - Retained interests in securitized receivables, which are carried at fair value, consisted of the following at July 2, 2005 and January 1, 2005:

	July 2,	January 1,
	2005	2005

Cash reserve account	$15,742	$16,158
Interest-only strip	12,648	10,003
Class B certificates	2,672	2,562

	$31,062	$28,723

Credit card loans held for sale and credit card loans receivable consisted of the following at July 2, 2005 and January 1, 2005:

	July 2,	January 1,
	2005	2005
Composition of credit card loans held for sale and credit card loans receivable:
Loans serviced	$1,090,887	$1,083,120
Loans securitized	(1,019,000)	(1,010,000)
Securitized receivables with certificates owned by WFB	(2,672)	(2,562)
	69,215	70,558
Less adjustment to market value and allowance for loan losses	(1,563)	(1,330)

	$67,652	$69,228
Delinquent loans in the managed credit card loan portfolio at July 2, 2005 and January 1, 2005:
30-89 days	$5,020	$5,591
90 days or more and still accruing	$1,498	$2,098

	Three Months Ended		Six Months Ended
	July 2,	July 3,	July 2,	July 3,
	2005	2004	2005	2004
Total net charge-offs on the managed credit card loan portfolio for the three months and six months ended July 2, 2005 and July 3, 2004	$5,833	$4,775	$11,158	$9,585

Quarterly average credit card loans:
Managed credit card loans	$1,038,465	$852,828	$1,022,452	$840,471
Securitized credit card loans including seller's interest	1,020,025	842,086	1,004,472	830,785

Total net charge-offs as an annualized percentage of average managed loans	2.25%	2.24%	2.18%	2.28%

4. DEBT

During the three and six months ended July 2, 2005, the Company had an unsecured revolving credit agreement with several banks for $230,000. This credit agreement was amended and restated on July 15, 2005, and the details of the new credit agreement are discussed in footnote 14 below. The agreement in place throughout the six months ended July 2, 2005 provided for a London Interbank Offered Rates (“LIBOR”) based rate of interest plus a spread, which adjusted based upon certain financial ratios achieved by the Company and ranged between 0.80% to 1.425%. During the term of the facility, the Company was required to pay a facility fee, which ranged from 0.125% to 0.25%. The credit agreement permitted the issuance of up to $100,000 in letters of credit and standby letters of credit, which were applied against the overall credit limit available under the revolver. There was $102,000 outstanding on the line of credit, and $71,406 outstanding on letters of credit and standby letters of credit, at July 2, 2005. The weighted average interest rate on the line of credit was 4.33% during the three months ended July 2, 2005. The agreement contained several provisions that, among other things, required the maintenance of certain financial ratios and net worth, and limited the payment of dividends. The significant financial ratios and net worth requirements in the credit agreement were as follows:

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

In addition, the credit agreement contained cross default provisions to other outstanding debt. In the event the Company failed to comply with these covenants and the failure to comply extended beyond 30 days, a default was triggered. In the event of default, all outstanding letters of credit and all principal and outstanding interest would immediately become due and payable.

The Company was in compliance with all covenants as of the end of the periods presented.

On October 7, 2004, WFB entered into an unsecured Federal Funds Sales Agreement with a financial institution. All Federal Funds transactions are on a daily origination and return basis. Daily interest charges are determined based on mutual agreement by the parties. The maximum amount of funds which can be borrowed is $25,000. The interest rate for the line of credit is based on the current Federal funds rate. There were no amounts outstanding as of July 2, 2005.

On October 8, 2004, WFB entered into an unsecured Federal Funds Line of Credit agreement with a financial institution. All Federal Funds transactions are on a daily origination and return basis. The maximum amount of funds which can be borrowed is $40,000. The interest rate for the line of credit is based on the current Federal funds rate. There were no amounts outstanding as of July 2, 2005.

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

For the three months and six months ended July 2, 2005 and July 3, 2004, there was ineffectiveness associated with the Company’s foreign currency derivatives designated as cash flow hedges of $113 before taxes. The Company did not discontinue any contracts in the three months ended July 2, 2005, but discontinued one contract in the six months ended July 2, 2005 for which a small gain of less than one thousand dollars was recorded in earnings.

Generally, the Company hedges a portion of its anticipated inventory purchases for periods up to twelve months. As of July 2, 2005, the Company has hedged certain portions of its anticipated inventory purchases through December 2005.

The fair value of foreign currency derivative assets or liabilities is recognized within other current assets or other current liabilities. As of July 2, 2005 and January 1, 2005, the fair value of foreign currency derivative assets was $0 and $235, respectively, and the fair value of foreign currency derivative liabilities was $113 and $0, respectively.

As of July 2, 2005 and January 1, 2005, the net deferred loss recognized in accumulated other comprehensive income/(loss) was $(224) and $(205), net of tax, respectively. The Company anticipates a loss of $73, net of tax, will be transferred out of accumulated other comprehensive income and recognized within earnings over the next twelve months. Gains or losses of $55, $(21), $(7) and $(177), net of tax, were transferred from accumulated other comprehensive income into cost of revenues for the three months and six months ended July 2, 2005 and July 3, 2004, respectively.

Interest Rate Management - On February 4, 2003, in connection with the Series 2003-1 term securitization, the securitization Trust entered into a $300,000 notional swap agreement in order to manage interest rate exposure. The exposure is related to changes in cash flows from funding credit card loans, which include a high percentage of accounts with floating rate obligations that do not incur monthly finance charges. The swap converts the interest rate on the investor bonds from a floating rate basis with a spread over a benchmark note to a fixed rate of 3.699%. Since the Trust is not consolidated, the fair value of the swap is not reflected on the financial statements. Additionally, the Company entered into a swap with similar terms with the counter-party whereby the notional amount is zero unless the notional amount of the Trust’s swap falls below $300,000. The Company has not elected to designate this derivative as a hedge and, therefore, the derivative is marked to market through the statement of income. As of July 2, 2005, market value was determined to be zero. WFB pays Cabela’s a fee for the credit enhancement provided by this swap, which was $152, $151, $302 and $303, for the three months and six months ended July 2, 2005 and July 3, 2004, respectively.

6.	EARNINGS PER SHARE

Basic earnings per share (“EPS”) is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is computed by dividing net income by the sum of the weighted average number of shares outstanding plus all additional common shares that would have been outstanding if potentially dilutive common share equivalents had been issued. Options exercised prior to vesting have not been considered in the basic EPS calculation, but are considered in the computation of diluted EPS. There were 6,000 options outstanding that were considered anti-dilutive for the three months and six months ended July 2, 2005. The following table reconciles the number of shares utilized in the earnings per share calculations:

	Three Months Ended		Six Months Ended
	July 2,	July 3,	July 2,	July 3,
	2005	2004	2005	2004
Weighted average number of shares:
Common shares - basic	64,648,768	58,223,489	64,618,424	57,529,535
Effect of dilutive securities:
Stock options	1,618,803	1,682,596	1,664,150	1,843,839

Common shares - diluted	66,267,571	59,906,085	66,282,574	59,373,374

7.	STOCKHOLDERS’ EQUITY

In March 2004, the Company adopted the Cabela’s Incorporated 2004 Stock Plan. The 2004 Stock Plan provides for the grant of non-qualified stock options, incentive stock options, stock appreciation rights, restricted stock, restricted stock units and other stock-based awards to employees, directors and consultants. Subject to adjustment in the event of a stock split, consolidation or stock dividend, a maximum of 2,752,500 shares of common stock may be subject to awards under the 2004 Stock Plan. During any three-year period, no one person will be able to receive more than 734,000 options and/or stock appreciation rights. For awards subject to performance requirements no one person will be able to receive more than 734,000 shares during any performance period of 36 months, with proportionate adjustment for shorter or longer periods not to exceed five years. The options will have a term of no greater than ten years from the grant date and will become exercisable in accordance with the vesting schedule determined at the time the awards are granted. If incentive stock options are granted to a “ten percent holder,” then the options will have a term of no greater than five years from the grant date. A “ten percent holder” is defined as a person who owns stock possessing more than 10% of the total combined voting power of all classes of capital stock of the Company. As of July 2, 2005, there were 2,015,036 shares of common stock subject to outstanding options under this plan and 724,619 shares of common stock available for future awards.

In March 2004, the Company adopted an Employee Stock Purchase Plan, under which shares of common stock are available to be purchased by the Company’s employees. The maximum number of shares of common stock available for issuance under the plan is 1,835,000, subject to adjustment in the event of a stock split, consolidation, or stock dividends of the Company’s common stock. Employees who own more than 5% of the combined voting power of all classes of the Company’s stock or stock of a subsidiary cannot participate in the plan. The right to purchase stock under this plan became effective upon the completion of the Company’s initial public offering. As of July 2, 2005, 80,087 shares had been issued under the Stock Purchase Plan and 1,754,913 were available for issuance.

The authorized capital stock of the Company consists of 245,000,000 shares of Class A voting common stock, par value $0.01 per share; 245,000,000 shares of Class B non-voting common stock, par value $0.01 per share; and 10,000,000 shares of preferred stock, par value $0.01 per share. As of July 2, 2005, there were 56,831,236 shares of Class A voting common stock outstanding, including 238,546 shares of unvested early exercised options, and 8,073,205 shares of Class B non-voting common stock outstanding.

8.	COMPREHENSIVE INCOME

	Three Months Ended		Six Months Ended
	July 2,	July 3,	July 2,	July 3,
	2005	2004	2005	2004

Net income	$6,016	$1,987	$13,783	$10,033

Change in net unrealized holding gain or (loss) on marketable securities, net of tax of $30 and $971 for the three month periods and $(60) and $971 for the six month periods ended July 2, 2005 and July 3, 2004, respectively.	55	1,765	(108)	1,765

Less: adjustment for net realized gain or (loss) on marketable securities, net of tax of $(8) and $38 for the three month periods and $(17) and $38 for the six month periods ended July 2, 2005 and July 3, 2004, respectively.	(16)	68	(33)	68

Change in net unrealized holding gain or (loss) on derivatives, net of tax of $(74) and $(27) for the three month periods and $(120) and $(68) for the six month periods ended July 2, 2005 and July 3, 2004, respectively.	(134)	(48)	(217)	(122)

Less: adjustment for reclassification of derivative included in net income, net of tax of $30 and $(11) for the three month periods and $(4) and $(97) for the six month periods ended July 2, 2005 and July 3, 2004, respectively.	55	(21)	(7)	(177)

Comprehensive income	$5,976	$3,751	$13,418	$11,567

9.	RELATED PARTY TRANSACTIONS

A prior member of the Company’s board of directors is an attorney with a firm that the Company utilizes in the course of its legal needs throughout the year. All activity is at arms-length rates and reviewed and approved by a Vice President prior to payment. Fees paid to this board member’s firm totaled $126 through March 2, 2004, when this director resigned from the board effective March 2, 2004.

A prior member of the Company’s board of directors, who is now an emeritus director, is an attorney with a firm that the Company utilizes in the course of its legal needs throughout the year. All activity is at arms-length rates and reviewed and approved by a Vice President prior to payment. Fees paid to this individual’s firm totaled $6, $40, $6 and $40 in the three months and six months ended July 2, 2005 and July 3, 2004, respectively.

The Company buys certain gift inventory from an affiliate of the Company’s Board Chairman, which is sold through various distribution channels. All activity is at arms-length rates. Invoices received from the Board Chairman’s affiliate were $0 and $25 in the three months and six months ended July 2, 2005, respectively.

The Company entered into an employee and office space lease agreement with the Company’s Board Chairman, dated January 1, 2004, pursuant to which he leases the services of certain Company employees and associated office space from the Company. This agreement terminated on December 31, 2004. The Company entered into a new employee lease agreement with an affiliate of the Company’s Board Chairman, dated January 1, 2005, pursuant to which such affiliate leases the services of certain Company employees. In the three months and six months ended July 2, 2005 and July 3, 2004, total reimbursements for these expenses were $81, $53, $152 and $111, respectively.

10.	CONTINGENCIES

Litigation - The Company is engaged in various legal actions arising in the ordinary course of business. After taking into consideration legal counsel’s evaluation of such actions, management is of the opinion that the ultimate outcome of these actions will not have a material adverse effect on the Company’s financial position, results of operations or liquidity.

Self-Insurance - The Company is self-insured for health claims up to $300 per individual. A liability of $4,290 and $4,168 has been estimated and recorded at July 2, 2005 and January 1, 2005, respectively, for those claims incurred prior to the end of the respective periods but not yet reported.

The Company is also self-insured for workers compensation claims up to $500 per individual. A liability of $2,009 and $1,913 has been estimated and recorded at July 2, 2005 and January 1, 2005, respectively

The Company’s liabilities for health and workers compensation claims incurred but not reported are based upon internally developed calculations. These estimates are regularly evaluated for adequacy based on the most current information available, including historical claim payments, expected trends and industry factors.

11.	SEGMENT REPORTING

The Company has three reportable segments, Direct, Retail and Financial Services. The Direct segment sells products through direct-mail catalogs and an e-commerce website (Cabelas.com); the Retail segment consists of twelve destination retail stores in various sizes and formats; and the Financial Services segment issues co-branded credit cards. The reconciling amount or Other segment is primarily made up of corporate overhead and shared services. The Company’s executive management, being its chief operating decision makers, assesses the performance of each operating segment based on an operating income measure, which is net revenue less merchandise acquisition costs and certain directly identifiable and allocable operating costs as described below. For the Direct segment, these operating costs primarily consist of catalog costs, e-commerce advertising costs and order processing costs. For the Retail segment, these operating costs primarily consist of labor, advertising, depreciation and occupancy costs of our destination retail stores. For the Financial Services segment, operating costs primarily consist of advertising and promotion, third party services for processing credit card transactions, salaries and wages and other general and administrative costs. Corporate and other expenses consist of unallocated shared-service costs, general and administrative expenses, various small companies such as travel and lodging which are not aggregated with the other segments and eliminations. Unallocated shared-service costs include receiving, distribution and storage costs of our inventory, merchandising and quality assurance costs, as well as corporate headquarters occupancy costs. General and administrative expenses include costs associated with general corporate management and shared departmental services such as management information systems, finance, human resources and legal.

Segment assets are those directly used in or clearly allocable to an operating segment’s operations. For the Direct segment, these assets primarily include prepaid catalog costs, fixed assets and goodwill. Goodwill makes up $970 of assets in the Direct Segment. For the Retail segment, these assets primarily include inventory in the stores, land, buildings, fixtures and leasehold improvements. For the Financial Services segment, these assets primarily include cash, credit card loans, buildings and fixtures. Corporate and other assets include corporate headquarters, merchandise distribution inventory, and shared technology infrastructure as well as corporate cash and cash equivalents, prepaid expenses and $375 of investment in equity method investee. Segment depreciation and amortization and capital expenditures are correspondingly allocated to each segment. Corporate and other depreciation and amortization and capital expenditures are related to corporate headquarters, merchandise distribution and technology infrastructure. Unallocated assets include corporate cash and equivalents, inventory that could be shipped for sales to the Retail or Direct segment entities, the net book value of corporate facilities and related information systems, deferred income taxes and other corporate long-lived assets. The accounting policies of the segments, where applicable, are the same as those described in the summary of significant accounting policies in our annual financial statements. Intercompany revenues between the segments have been eliminated in the consolidations.

Three Months Ended July 2, 2005	Direct	Retail	Financial Services	Corporate Overhead and Other	Total
(Dollars in thousands)

Revenue from external	$182,949	$108,756	$30,570	$21,597	$343,872
Revenue from internal	283	394	(152)	(525)	-
Total revenue	183,232	109,150	30,418	21,072	343,872

Operating income (loss)	23,233	5,451	17,295	(37,157)	8,822

As a % of revenue	12.7%	5.0%	56.9%	N/A	2.6%

Depreciation and amortization	1,358	2,741	243	3,720	8,062
Assets	294,459	456,289	204,249	356,127	1,311,124

Three Months Ended July 3, 2004	Direct	Retail	Financial Services	Corporate Overhead and Other	Total
(Dollars in thousands)

Revenue from external	$165,545	$96,090	$15,137	$2,367	$279,139
Revenue from internal	324	367	(151)	(540)	-
Total revenue	165,869	96,457	14,986	1,827	279,139

Operating income (loss)	18,361	7,572	3,949	(26,650)	3,232

As a % of revenue	11.1%	7.9%	26.4%	N/A	1.2%

Depreciation and amortization	1,336	2,538	333	3,066	7,273
Assets	227,836	261,260	172,856	359,170	1,021,122

Six Months Ended July 2, 2005	Direct	Retail	Financial Services	Corporate Overhead and Other	Total
(Dollars in thousands)

Revenue from external	$411,950	$205,605	$53,636	$23,270	$694,461
Revenue from internal	663	759	(302)	(1,120)	-
Total revenue	412,613	206,364	53,334	22,150	694,461

Operating income (loss)	51,772	10,146	28,684	(70,757)	19,845

As a % of revenue	12.5%	4.9%	53.8%	N/A	2.9%

Depreciation and amortization	2,798	5,326	616	7,445	16,185
Assets	294,459	456,289	204,249	356,127	1,311,124

Six Months Ended July 3, 2004	Direct	Retail	Financial Services	Corporate Overhead and Other	Total
(Dollars in thousands)

Revenue from external	$371,050	$186,232	$31,736	$4,038	$593,056
Revenue from internal	643	760	(303)	(1,100)	-
Total revenue	371,693	186,992	31,433	2,938	593,056

Operating income (loss)	48,537	18,918	10,599	(62,119)	15,935

As a % of revenue	13.1%	10.1%	33.7%	N/A	2.7%

Depreciation and amortization	2,645	5,075	692	6,047	14,459
Assets	227,835	261,260	172,856	359,171	1,021,122

The components and amounts of net revenues for our Financial Services segment for the three and six month periods ended July 2, 2005 and July 3, 2004 were as follows:

	Three Months Ended		Six Months Ended
	July 2,	July 3,	July 2,	July 3,
	2005	2004	2005	2004

Interest and fee income	$4,445	$2,628	$8,550	$5,011

Interest expense	(790)	(764)	(1,613)	(1,526)
Net interest income	3,655	1,864	6,937	3,485

Non-interest income:
Securitization income	33,136	20,221	58,919	40,371
Other non-interest income	7,137	5,715	14,571	11,268
Total non-interest income	40,273	25,936	73,490	51,639
Less: Customer reward costs	(13,510)	(12,814)	(27,093)	(23,691)

Financial services revenue	$30,418	$14,986	$53,334	$31,433

The Company’s products are principally marketed to individuals within the United States. Net sales realized from other geographic markets, primarily Canada, have collectively been less than 2% of consolidated net sales in each reported period. No single customer accounted for ten percent or more of consolidated net sales. No single product or service accounts for a significant percentage of the Company’s consolidated revenue.

12.	SUPPLEMENTAL CASH FLOW INFORMATION

The following table sets forth non-cash financing and investing activities and other cash flow information.

	Six Months Ended
	July 2,	July 3,
	2005	2004
Non-cash financing and investing activities:
Unpaid purchases of property and equipment included in accounts payable (1)	$46,576	$-

Other cash flow information:
Interest paid, net of amounts capitalized	$4,111	$5,672
Income taxes	$19,012	$14,738

(1)	Amounts reported as unpaid purchases are recorded as purchases of property and equipment in the statement of cash flows in the period they are paid.

13.	RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

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

On December 16, 2004, the FASB issued Statement No. 153, Exchanges of Non-monetary Assets, an amendment of APB Opinion No. 29. This statement was a result of an effort by the FASB and the IASB to improve financial reporting by eliminating certain narrow differences between their existing accounting standards. One such difference was the exception from fair value measurement in APB Opinion No. 29, Accounting for Non-monetary Transactions, for non-monetary exchanges of similar productive assets. Statement 153 replaces this exception with a general exception from fair value measurement for exchanges of non-monetary assets that do not have commercial substance. A non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. This statement shall be applied prospectively and is effective for non-monetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Earlier application is permitted for non-monetary asset exchanges occurring in fiscal periods beginning after the date of issuance of this Statement. The adoption of FASB No. 153 will not have a significant impact on the Company’s financial position, results of operations or cash flows.

On December 16, 2004, the FASB issued Statement No. 123 (revised 2004), Share-Based Payment (“Statement No. 123(R)”). Statement No. 123(R) requires all entities to recognize compensation expense in an amount equal to the fair value of the share-based payments (e.g., stock options and restricted stock) granted to employees or by incurring liabilities to an employee or other supplier (a) in amounts based, at least in part, on the price of the entity’s shares or other equity instruments or (b) that require or may require settlement by issuing the entity’s equity shares or other equity instruments. This Statement is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation. This Statement supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. This Statement was to be effective for public entities that do not file as small business issuers as of the beginning of the first interim or annual reporting period that begins after June 15, 2005. On April 14, 2005, the SEC announced the amendment of Rule 4-01(a) of Regulation S-X that amends the compliance dates for FASB’s Statement No. 123(R). The SEC’s new rule allows companies to implement Statement No. 123(R) at the beginning of their next fiscal year, instead of the next reporting period, that begins after June 15, 2005. The Company will evaluate the impact of this timing change on its financial statements for 2006.

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

On May 30, 2005, the FASB issued Statement 154, Change in Accounting Principle (“Statement 154”), which changes the requirements for the accounting and reporting of a change in accounting principle. Statement 154 applies to all voluntary changes in accounting principle as well as to changes required by an accounting pronouncement that does not include specific transition provisions. Statement 154 eliminates the requirement in APB Opinion No. 20, Accounting Changes, to include the cumulative effect of changes in accounting principle in the income statement in the period of changes. Instead, to enhance the comparability of prior period financial statements, Statement 154 requires that changes in accounting principle to be retrospectively applied. Under retrospective application, the new accounting principle is applied as of the beginning of the first period presented as if that principle had always been used. The cumulative effect of the change is reflected in the carrying value of assets and liabilities as of the first period presented and the offsetting adjustments are recorded to opening retained earnings. Each period presented is adjusted to reflect the period-specific effects of applying the changes. Statement 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Early adoption is permitted for accounting changes and corrections of errors made in fiscal years beginning after the date the Statement was issued. The Statement does not change the transition provisions of any existing accounting pronouncements, including those that are in a transition phase as of the effective date of the Statement.

14.	SUBSEQUENT EVENTS

On July 15, 2005, the Company amended and restated its credit agreement with several banks. The amended and restated credit agreement provides for a $325 million unsecured revolving credit facility and expires on June 30, 2010. In addition, the credit agreement was amended to eliminate certain limitations with regard to the temporary pay down of revolving loans. During the term of the facility, the Company is required to pay a facility fee, which ranges from 0.100% to 0.250%. The Company may elect to take advances at interest rates calculated at U.S. Bank National Association’s prime rate (or, if greater, the average rate on the federal funds rate in effect for the day plus one-half of one percent) or the Eurodollar rate of interest plus a margin, which adjusts, based upon certain financial ratios achieved by the Company and ranges from 0.650% to 1.350%. The credit agreement permits the issuance of up to $150 million in letters of credit and standby letters of credit, the nominal amount of which are applied against the overall credit limit available under the revolver. The credit facility may be increased to $450 million upon the request of the Company and the consent of the banks party to the credit agreement. The agreement requires that the Company comply with several financial and other covenants, including requirements that it maintain the following financial ratios as set forth in the credit agreement:

•
A fixed charge coverage ratio of no less than 1.50 to 1.00 as of the last day of any fiscal quarter. The fixed charge coverage ratio is defined as (a) EBITR minus the sum of any cash dividends, tax expenses paid in cash, in each case for the twelve month period ending on the last day of the fiscal quarter, and to the extent not included, or previously included, in the calculation of EBITR, any cash payments with respect to contingent obligations to (b) the sum of interest expense, all required principal payments with respect to coverage indebtedness and operating lease obligations, in each case for the twelve month period ending on the last day of the fiscal quarter. Our credit agreement defines EBITR as net income before deductions for income taxes, interest expense and operating lease obligations;

•	A cash flow leverage ratio of no more than 3.00 to 1.00 as of the last day of any fiscal quarter for the twelve month period ending on the last day of the fiscal quarter; and

•
A minimum tangible net worth of no less than $350,000 plus 50% of positive consolidated net income on a cumulative basis for each fiscal year beginning with the fiscal year ended 2005 as of the last day of any fiscal quarter. Tangible net worth is equity less intangible assets.

In addition, the credit agreement contains cross default provisions to other outstanding debt. In the event the Company fails to comply with these covenants, a default is triggered. In the event of default, all outstanding letters of credit and all principal and outstanding interest would immediately become due and payable.

On August 3, 2005, the local government in Kansas City retired $56,909 in economic development bonds the Company owned related to its Kansas City store.  These economic development bonds were classified as marketable securities available for sale.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

This report on Form 10-Q contains “forward-looking statements” that are based on our beliefs, assumptions and expectations of future events, taking into account the information currently available to us. All statements other than statements of current or historical fact contained in this report are forward-looking statements. The words “believe,”“may,”“should,”“anticipate,”“estimate,”“expect,”“intend,”“objective,”“seek,”“plan,”“will,” and similar statements are intended to identify forward-looking statements. Forward-looking statements involve risks and uncertainties that may cause our actual results, performance or financial condition to differ materially from the expectations of future results, performance or financial condition we express or imply in any forward-looking statements. These risks and uncertainties include, but are not limited to: the ability to negotiate favorable purchase, lease and/or economic development arrangements, expansion into new markets; market saturation due to new destination retail store openings; the rate of growth of general and administrative expenses associated with building a strengthened corporate infrastructure to support our growth initiatives; increasing competition in the outdoor segment of the sporting goods industry; the cost of our products; supply and delivery shortages or interruptions; adverse or unseasonal weather conditions which impact the demand for our products; fluctuations in operating results; adverse economic conditions; increased fuel prices; road construction around our destination retail stores; labor shortages or increased labor costs; changes in consumer preferences and demographic trends; increased government regulation; inadequate protection of our intellectual property; other factors that we may not have currently identified or quantified; and other risks, relevant factors and uncertainties identified in the “Factors Affecting Future Results” section of our Form 10-K for the fiscal year ended January 1, 2005 (our “2004 Form 10-K”), which is available at the SEC’s website at www.sec.gov. Given the risks and uncertainties surrounding forward-looking statements, you should not place undue reliance on these statements. Our forward-looking statements speak only as of the date of this report. Other than as required by law, we undertake no obligation to update or revise forward-looking statements, whether as a result of new information, future events or otherwise.

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

Retail Expansion Opportunities

Significant amounts of cash will be needed in order to open new destination retail stores and implement our retail growth strategy. Depending upon the location and a variety of other factors, including store size and the amount of public improvements necessary, and based upon our prior experience, opening a single large-format destination retail store will require expenditures in the range of $40 to $80 million. This includes the cost of real estate, site work, public improvements such as utilities and roads, buildings, equipment, fixtures (including taxidermy) and inventory.

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

We currently operate twelve destination retail stores. We intend to open large-format destination retail stores in Lehi, Utah and Rogers, Minnesota in 2005 in addition to the destination retail stores we opened in Fort Worth, Texas and Buda, Texas in the second fiscal quarter of 2005. These four large-format destination retail stores will add approximately 750,000 square feet, or 57%, to our retail square footage in 2005.

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

Results of Operations

Our second fiscal quarter ends on the Saturday closest to June 30. The three months ended July 2, 2005 and July 3, 2004 each consisted of 13 weeks, and the six months then ended each had 26 weeks. Our operating results for the three months and six months ended July 2, 2005 and July 3, 2004, expressed as a percentage of revenue, were as follows:

	Three Months Ended		Six Months Ended
	July 2,	July 3,	July 2,	July 3,
	2005	2004	2005	2004

Revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	60.7%	61.7%	60.8%	60.9%
Gross profit	39.3%	38.3%	39.2%	39.1%
Selling, general and administrative expenses	36.7%	37.1%	36.4%	36.4%
Operating income	2.6%	1.2%	2.8%	2.7%
Interest income	0.0%	0.0%	0.1%	0.0%
Interest expense	(0.7)%	(0.7)%	(0.6)%	(0.7)%
Other income (net)	0.9%	0.6%	0.8%	0.6%
Total other income/(expense)	0.2%	(0.1)%	0.3%	(0.1)%
Income before provision for income taxes	2.8%	1.1%	3.1%	2.6%
Income tax expense	1.0%	0.4%	1.1%	0.9%
Net income	1.8%	0.7%	2.0%	1.7%

Segment Information

The following table sets forth the revenue and operating income of each of our segments for the three months and six months ended July 2, 2005 and July 3, 2004.

	Three Months Ended		Six Months Ended
	July 2,	July 3,	July 2,	July 3,
	2005	2004	2005	2004
	(Dollars in thousands)
Direct revenue	$183,232	$165,869	$412,613	$371,693
Retail revenue	109,150	96,457	206,364	186,992
Financial services revenue	30,418	14,986	53,334	31,433
Other revenue	21,072	1,827	22,150	2,938
Total revenue	$343,872	$279,139	$694,461	$593,056

Direct operating income	$23,233	$18,361	$51,772	$48,537
Retail operating income	5,451	7,572	10,146	18,918
Financial services operating income	17,295	3,949	28,684	10,599
Other operating income (loss)	(37,157)	(26,650)	(70,757)	(62,119)
Total operating income	$8,822	$3,232	$19,845	$15,935

As a Percentage of Total Revenue:
Direct revenue	53.3%	59.4%	59.4%	62.7%
Retail revenue	31.7%	34.6%	29.7%	31.5%
Financial services revenue	8.9%	5.3%	7.7%	5.3%
Other revenue	6.1%	0.7%	3.2%	0.5%
Total revenue	100.0%	100.0%	100.0%	100.0%

As a Percentage of Segment Revenue:
Direct operating income	12.7%	11.1%	12.5%	13.1%
Retail operating income	5.0%	7.9%	4.9%	10.1%
Financial services operating income	56.9%	26.4%	53.8%	33.7%
Total operating income (1)	2.6%	1.2%	2.9%	2.7%

(1)
The percentage set forth is a percentage of consolidated revenue rather than revenue by segment as it is based upon our consolidated operating income. A separate line item is not included for Other operating income as this amount is reflected in the total operating income amount, which reflects our consolidated operating results.

For credit card loans securitized and sold, the loans are removed from our balance sheet and the net earnings on these securitized assets after paying outside investors are reflected as a component of our securitization income on a GAAP basis. The following table summarizes the results of our Financial Services segment for the three months and six months ended July 2, 2005 and July 3, 2004 on a GAAP basis with interest and fee income, interest expense and provision for loan losses for the credit card loans receivable we own reported in net interest income. Non-interest income on a GAAP basis includes servicing income, gains on sales of loans and income recognized on retained interests for the entire securitized portfolio, as well as, interchange income on the entire managed portfolio.

Financial Services Revenue as reported in the Financial Statements:	Three Months Ended		Six Months Ended
	July 2,	July 3,	July 2,	July 3,
	2005	2004	2005	2004
	(Dollars in thousands)
Interest and fee income	$4,445	$2,628	$8,550	$5,011

Interest expense	(790)	(764)	(1,613)	(1,526)
Net interest income	3,655	1,864	6,937	3,485

Non-interest income:
Securitization income (1)	33,136	20,221	58,919	40,371
Other non-interest income	7,137	5,715	14,571	11,268
Total non-interest income	40,273	25,936	73,490	51,639
Less: Customer rewards costs	(13,510)	(12,814)	(27,093)	(23,691)

Financial Services revenue	$30,418	$14,986	$53,334	$31,433

(1)
For the three months and six months ended July 2, 2005 and July 3, 2004, we recognized gains on sale of credit card loans of $3.8 million, $1.1 million, $7.7 million and $2.8 million, respectively, which are reflected as a component of securitization income.

Our “managed” credit card loans represent credit card loans we own plus securitized credit card loans. Since the financial performance of the managed portfolio has a significant impact on the earnings we will receive from servicing the portfolio, we believe the following table on a “managed” basis is important information to analyze our revenue in the Financial Services segment. This non-GAAP presentation reflects the financial performance of the credit card loans receivable we own plus those that have been sold for the three months and six months ended July 2, 2005 and July 3, 2004 and includes the effect of recording the retained interests at fair value. Interest, interchange (net of customer rewards) and fee income on both the owned and securitized portfolio is recorded in their respective line items. Interest paid to outside investors on the securitized credit card loans is included with other interest costs and included in interest expense. Credit losses on the entire managed portfolio are included in provision for loan losses. Although our financial statements are not presented in this manner, management reviews the performance of its managed portfolio in order to evaluate the effectiveness of its origination and collection activities, which ultimately affects the income we will receive for servicing the portfolio. The securitization of credit card loans primarily converts interest income, interchange income, credit card fees, credit losses and other income and expense related to the securitized loans into securitization income.

Managed Financial Services Revenue:	Three Months Ended		Six Months Ended
	July 2,	July 3,	July 2,	July 3,
	2005	2004	2005	2004
	(Dollars in thousands except other data)
Interest income	$23,676	$16,049	$46,545	$32,271
Interchange income, net of customer reward costs	14,873	8,959	24,562	16,978
Other fee income	4,659	3,553	9,242	7,202
Interest expense	(9,338)	(6,377)	(18,021)	(12,067)
Provision for loan losses	(6,138)	(5,125)	(11,473)	(9,935)
Other	2,686	(2,073)	2,479	(3,016)
Managed Financial Services revenue	$30,418	$14,986	$53,334	$31,433

As a Percentage of Managed Credit Card Loans
Managed Financial Services Revenue:
Interest income	9.1%	7.5%	9.1%	7.7%
Interchange income, net of customer reward costs	5.7%	4.2%	4.8%	4.0%
Other fee income	1.9%	1.7%	1.7%	1.7%
Interest expense	(3.6)%	(3.0)%	(3.5)%	(2.9)%
Provision for loan losses	(2.4)%	(2.4)%	(2.2)%	(2.4)%
Other	1.0%	(1.0)%	0.5%	(0.6)%
Managed Financial Services revenue	11.7%	7.0%	10.4%	7.5%
Average reported credit card loans	$110,695	$78,310	$105,009	$74,659
Average managed credit card loans	$1,038,465	$852,828	$1,022,452	$840,471

Three Months Ended July 2, 2005 Compared to Three Months Ended July 3, 2004

Revenue

Revenue increased by $64.7 million, or 23.2%, to $343.9 million in the three months ended July 2, 2005 from $279.1 million in the three months ended July 3, 2004 as we experienced revenue growth in each of our three segments. We sold a significant amount of land during the three months ended July 2, 2005, which was the primary contributor to an increase of $19.2 million in Other segment revenue.

Direct Revenue. Direct revenue increased by $17.4 million, or 10.5%, to $183.2 million in the three months ended July 2, 2005 from $165.9 million in the three months ended July 3, 2004 primarily due to growth in sales through our website and strong performance from our catalogs. Internet visits increased 23.6% in the three months ended July 2, 2005 compared to the three months ended July 3, 2004. The number of customer packages shipped increased by 15.1% in the three months ended July 2, 2005. We had stronger than anticipated response rates to our catalogs and attribute this in part to ongoing improvements in our catalog circulation plans and in part to the increase in fuel prices driving more customers to purchase from our Direct channel. The product categories that contributed the largest dollar volume increase to our Direct revenue growth in the three months ended July 2, 2005 as compared to the three months ended July 3, 2004, included gifts, archery and casual clothing.

Retail Revenue. Retail revenue increased by $12.7 million, or 13.2%, to $109.2 million in the three months ended July 2, 2005 from $96.5 million in the three months ended July 3, 2004 due to new store sales of $19.6 million. New store sales were partially offset by a decrease in comparable store sales of $5.7 million, or 6.0%, compared to the three months ended July 3, 2004. The inclusion of our Hamburg, Pennsylvania, store in our comparable store base, decreased comparable store sales an additional 280 basis points due to this store’s strong performance in 2004 and increased competition in the vicinity of this store in 2005. We believe our destination retail store revenues were negatively impacted by the increase in fuel prices. The product categories that contributed the largest dollar volume increase to our Retail revenue growth in the three months ended July 2, 2005 as compared to the three months ended July 3, 2004, included gifts, marine and automotive.

Financial Services Revenue. Financial Services revenue increased by $15.4 million, or 103.0%, to $30.4 million in the three months ended July 2, 2005 from $15.0 million in the three months ended July 3, 2004 primarily due to an increase in securitization income of $12.9 million and an increase in interest and fee income of $1.8 million. The three months ended July 3, 2004 included a $3.1 million loss from a term securitization transaction. We did not have any new term securitization transactions in the three months ended July 2, 2005. Interchange income is included in securitization income and is primarily driven by our customers’ Cabela’s Club® VISA credit card net purchases. VISA net purchases increased by 22.0% over the three months ended July 3, 2004. Increases in the interchange rates have also increased interchange income. VISA increased the interchange rates in the three months ended July 2, 2005 compared to the three months ended July 3, 2004, which accounted for an increase in interchange income of $1.8 million. Customer reward costs, which are netted against Financial Services revenue, generally increase at the same rate as VISA net purchases. However, in the three months ended July 2, 2005, customer reward costs increased only $0.7 million, or 5.4%, over the three months ended July 3, 2004. The decrease in the growth rate of customer reward costs as compared to VISA net purchases was caused by changes in some of our promotional event campaigns, the implementation of instant credit and a cost sharing program implemented with our retail stores, whereby our retail stores cover a larger portion of the customer reward costs for special events. The instant credit program was implemented in our destination retail stores in the three months ended July 2, 2005. It allows customers to find out within minutes if they are approved for credit. Changes in our customer rewards program implemented in connection with instant credit have reduced the customer rewards costs related to the acquisition of new accounts. Compared to the three months ended July 3, 2004, the number of average active accounts grew by 16.6% to 699,114 and the average balance per active account grew by 4.5% to approximately $1,485.

Gross Profit

Gross profit increased by $28.3 million, or 26.5%, to $135.2 million in the three months ended July 2, 2005 from $106.9 million in the three months ended July 3, 2004. Gross profit increased 1% as a percentage of revenue to 39.3% in the three months ended July 2, 2005 from 38.3% in the three months ended July 3, 2004. Gross profit margin increased primarily as a result of an increase in Financial Services revenue, which did not have any corresponding increase in cost of revenue.

Merchandising Business. The gross profit of our merchandising business increased by $12.0 million, or 13.1%, to $103.5 million in the three months ended July 2, 2005 from $91.5 million in the three months ended July 3, 2004. Gross profit increased 0.5% as a percentage of merchandise revenue to 35.4% in the three months ended July 2, 2005 from 34.9% in the three months ended July 3, 2004. The increase was primarily attributable to improved merchandising practices and was offset by increased shipping expenses in our Direct business and increased inbound freight expenses due to increases in fuel prices. When we have a grand opening at a new store we generally experience a higher gross profit margin. The excitement surrounding the grand opening attracts customers - as opposed to promotional or sales events. In addition, our vendors support new store grand openings with special buy merchandise, which increases our gross profit margin over the period the merchandise is sold. We opened two stores in the three months ended July 2, 2005; however, the grand openings for those stores were not held until the subsequent period, so this impact has been minimized in the current period. Shipping expenses - the cost we pay to ship merchandise to our customers - increased for the Direct business, impacting our total merchandise gross profit margin by $1.0 million, or 0.3% of merchandise revenue. Inbound freight expenses - the cost we pay to have goods shipped to our distribution centers and retail stores - increased $1.3 million, or 0.4% of merchandise revenue, decreasing our merchandising gross profit margin.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased by $22.7 million, or 21.9%, to $126.3 million in the three months ended July 2, 2005 from $103.6 million in the three months ended July 3, 2004. Selling, general and administrative expenses were 36.7% of revenue in the three months ended July 2, 2005, compared to 37.1% in the three months ended July 3, 2004. The most significant factors contributing to the increase in selling, general and administrative expenses included:

•
Selling, general and administrative expenses attributed to shared services increased by $11.3 million over the prior period primarily as a result of increases in salary and wages and related benefits, excluding health insurance, of $5.0 million. We added new employees, primarily in the distribution department, at our distribution center in Wheeling, West Virginia that opened in the third quarter of 2004. We experienced increased health claims activity, which increased our incurred but not paid self-insured health insurance estimate by $2.0 million compared to the three months ended July 3, 2004. Property taxes increased by $1.1 million - primarily due to a credit for an estimated rebate on a state tax program recorded in the three months ended July 3, 2004. Non-capitalizable equipment and software costs increased by $0.9 million related to charges for hosting services for business interruption deterrence in our management information systems area. Depreciation increased $0.7 million as we have the impact of our new distribution center in Wheeling, West Virginia in service that was not completed until the third fiscal quarter of 2004. Our professional fees increased $0.6 million over the comparable quarter primarily due to increased litigation costs and costs associated with being a public company.

•
Direct selling, general and administrative expenses comprised $2.2 million of the total increase in selling, general and administrative expense and increased primarily as a result of an increase in salary and wages and related expenses of $1.2 million. We increased the number of employees in this segment during the current period, primarily in our promotions and brand management group. Catalog production costs increased only $0.8 million, or 3.1%, on a 10.5% increase in Direct revenue. Catalog costs increased to $25.6 million in the three months ended July 2, 2005 from $24.8 million in the three months ended July 3, 2004. As a percentage of Direct revenue, catalog costs improved to 13.9% of Direct revenue in the three months ended July 2, 2005 from 14.9% of Direct revenue in the three months ended July 3, 2004. This improvement in catalog costs as a percent of our Direct revenue is due to the strong sales performance of our catalogs in the second quarter of 2005.

•
Retail selling, general and administrative expenses comprised $7.1 million of the total increase in selling, general and administrative expense. We incurred new store operating costs of $4.6 million related to our Wheeling, West Virginia store and our two Texas stores, which were not open in the comparable quarter of 2004. We increased our retail expansion and pre-opening costs by $2.6 million during the three months ended July 2, 2005, as we opened two stores in Texas and are in the process of building two more stores expected to open in 2005, as compared to one store that opened in 2004. We increased our corporate retail overhead costs by $0.2 million as we build our infrastructure to support our retail growth strategy. Total selling, general and administrative expenses in our comparable store base remained flat as a percentage of sales.

•
Financial Services selling, general and administrative expenses comprised $2.1 million of the total increase in selling, general and administrative expense. This was primarily due to increased salary and wages, including related benefits of $1.0 million with the growth of the bank. Third party services increased by $0.5 million as the number of credit card transactions increased. Advertising costs increased by $0.5 million. Total Financial Services selling, general and administrative costs as a percentage of Financial Services revenue decreased from 73.7% of revenue to 43.1% of revenue.

Operating Income

Operating income increased by $5.6 million, or 173.0%, to $8.8 million in the three months ended July 2, 2005 from $3.2 million in the three months ended July 3, 2004 due to the factors discussed above.

Interest Expense

Interest expense increased by $0.4 million to $2.4 million in the three months ended July 2, 2005 from $2.0 million in the three months ended July 3, 2004. The increase in interest is due to an increase in borrowing on our revolving line of credit and an increase in interest recorded from a capital lease that was signed in the third quarter of 2004.

Income Taxes

Our effective tax rate was 35.6% in the three months ended July 2, 2005 as compared to 33.3% in the three months ended July 3, 2004. We expect to experience an increase in our effective tax rate as we open stores in new states and incur additional state income taxes.

Six Months Ended July 2, 2005 Compared to Six Months Ended July 3, 2004

Revenue

Revenue increased by $101.4 million, or 17.1%, to $694.5 million in the six months ended July 2, 2005 from $593.1 million in the six months ended July 3, 2004 as we experienced revenue growth in each of our three segments. We sold a significant amount of land during the six months ended July 2, 2005, which was the primary contributor to an increase of $19.2 million in Other segment revenue.

Direct Revenue. Direct revenue increased by $40.9 million, or 11.0%, to $412.6 million in the six months ended July 2, 2005 from $371.7 million in the six months ended July 3, 2004 primarily due to growth in sales through our website and strong performance from our catalogs. Internet visits increased 21.9% in the six months ended July 2, 2005 compared to the six months ended July 3, 2004. The number of customer packages shipped increased by 15.8% in the six months ended July 2, 2005. We had a stronger than anticipated response to a promotion in the first quarter of fiscal 2005. In addition, we continue to make improvements to our circulation plans. We also believe that the increase in fuel prices has driven more of our customers to order through our Direct channel. The product categories that contributed the largest dollar volume increase to our Direct revenue growth in the six months ended July 2, 2005 as compared to the six months ended July 3, 2004, included gifts, hunting equipment and archery.

Retail Revenue. Retail revenue increased by $19.4 million, or 10.4%, to $206.4 million in the six months ended July 2, 2005 from $187.0 million in the six months ended July 3, 2004 due to new store sales of $32.2 million. New store sales were partially offset by a decrease in comparable store sales of $11.3 million, or 6.1%, compared to the six months ended July 3, 2004. The inclusion of our Hamburg, Pennsylvania, store in our comparable store base, decreased our comparable store sales an additional 280 basis points due to this store’s strong performance in 2004 and increased competition in the vicinity of this store in 2005. We also believe that the increase in fuel prices has negatively impacted our Retail revenues. We had more weather related store hour reductions during the first quarter of 2005 compared to the first quarter of 2004. The product categories that contributed the largest dollar volume increase to our Retail revenue growth in the six months ended July 2, 2005 as compared to the six months ended July 3, 2004, included hunting equipment, gifts and marine.

Financial Services Revenue. Financial Services revenue increased by $21.9 million, or 69.7%, to $53.3 million in the six months ended July 2, 2005 from $31.4 million in the six months ended July 3, 2004 primarily due to an increase in securitization income of $18.5 million and an increase in interest and fee income of $3.5 million. The six months ended July 3, 2004 included a $3.1 million loss from a term securitization transaction. We did not have any new term securitization transactions in the six months ended July 2, 2005. Interchange income is included in securitization income and is primarily driven by our customers’ Cabela’s Club® VISA credit card net purchases. Increases in the interchange rates have also increased interchange income. VISA net purchases increased by 21.3% over the six months ended July 3, 2004. VISA increased the interchange rates in the six months ended July 2, 2005 compared to the six months ended July 3, 2004, which accounted for an increase in interchange income of $2.3 million. Customer reward costs, which are netted against Financial Services revenue, generally increase at the same rate as VISA net purchases. However, in the six months ended July 2, 2005, customer reward costs increased only $3.4 million, or 14.4%, over the six months ended July 3, 2004. The decrease in the growth rate of customer reward costs as compared to VISA net purchases was caused by changes in some of our promotional event campaigns, the implementation of instant credit and a cost sharing program implemented with our retail stores, whereby our retail stores cover a larger portion of the customer reward costs for special events. The instant credit program was implemented in our destination retail stores in the three months ended July 2, 2005. It allows customers to find out within minutes if they are approved for credit. Changes in our customer rewards program implemented in connection with instant credit have reduced the customer rewards costs related to the acquisition of new accounts. Compared to the six months ended July 3, 2004, the number of average active accounts grew by 16.8% to 693,241 and the average balance per active account grew by 4.2% to approximately $1,475.

Gross Profit

Gross profit increased by $40.3 million, or 17.4%, to $272.4 million in the six months ended July 2, 2005 from $232.1 million in the six months ended July 3, 2004. Gross profit increased by 0.1% as a percentage of revenue to 39.2% in the six months ended July 2, 2005 from 39.1% in the six months ended July 3, 2004. Gross profit margin increased primarily as a result of an increase in Financial Services revenue, which did not have any corresponding increase in cost of revenue. The increase from Financial Services revenue was partially offset by a year to date decrease in merchandising gross profit margin of 1.0%.

Merchandising Business. The gross profit of our merchandising business increased by $15.9 million, or 7.9%, to $216.8 million in the six months ended July 2, 2005 from $200.9 million in the six months ended July 3, 2004. Gross profit decreased by 1.0% as a percentage of merchandise revenue to 35.0% in the six months ended July 2, 2005 from 36.0% in the six months ended July 3, 2004. The decrease was primarily attributable to discounted sales of seasonal merchandise at our retail stores in the first three months of 2005, a difference in gross profit margin and volumes at our new stores, increased shipping expenses in our Direct business and increased inbound freight expenses due to increases in fuel prices. When we have a new store grand opening we generally experience a higher gross profit margin. The excitement surrounding the grand opening attracts customers - as opposed to promotional or sales events. In addition, our vendors support new store grand openings with special buy merchandise, which increases our gross profit margin over the period the merchandise is sold. Our Hamburg, Pennsylvania store was opened in September of 2003 and the excitement of the opening carried over to the first quarter of 2004. Our two Texas stores were opened in the second quarter of 2005; however, the grand openings for those two stores were held in July in the third quarter of 2005, so the impact of the margin lift was minimized. Shipping expenses - the cost we pay to ship merchandise to our customers - increased for the Direct business, impacting our total merchandise gross profit margin by $2.5 million, or 0.4% of merchandise revenue. Inbound freight expenses - the cost we pay to have goods shipped to our distribution centers and retail stores - increased $2.5 million, or 0.4% of merchandise revenue, decreasing our merchandise gross profit margin.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased by $36.3 million, or 16.8%, to $252.5 million in the six months ended July 2, 2005 from $216.2 million in the six months ended July 3, 2004. Selling, general and administrative expenses were flat as a percent of revenue at 36.4% in the six months ended July 2, 2005 and July 3, 2004. The most significant factors contributing to the increase in selling, general and administrative expenses included:

•
Selling, general and administrative expenses attributed to shared services increased by $11.1 million over the prior period primarily as a result of increases in salary and wages and related benefits of $9.4 million. We added new employees, primarily in the distribution department, at our distribution center in Wheeling, West Virginia that opened in the third quarter of 2004. Also related to the new distribution center and other investments in infrastructure, depreciation increased by $1.4 million in the six months ended July 2, 2005 compared to the six months ended July 3, 2004.

•
Direct selling, general and administrative expenses comprised $9.5 million of the total increase in selling, general and administrative expense and increased primarily as a result of an increase in catalog production costs of $2.9 million, or 5.3%. Catalog costs increased to $57.1 million in the six months ended July 2, 2005 from $54.2 million in the six months ended July 3, 2004. However, as a percentage of Direct revenue, catalog costs improved to 13.8% of Direct revenue in the six months ended July 2, 2005 from 14.6% of Direct revenue in the six months ended July 3, 2004. This improvement in catalog costs as a percent of our Direct revenue was primarily due to the strong sales performance of our catalogs in the first half of the year. Salary and wages, including related benefits, increased $3.1 million as the number of employees in some of our smaller subsidiaries and in our promotions and brand management group increased. Advertising increased by $1.9 million - primarily related to Internet sales commissions. Credit card discount fees increased by $1.0 million due to the increase in Internet credit card sales transactions, which carry a higher credit card discount rate.

•
Retail selling, general and administrative expenses comprised $11.9 million of the total increase in selling, general and administrative expense. We incurred new store operating costs of $7.3 million related to our Wheeling, West Virginia store and two Texas stores which were not open in the comparable periods of 2004. We increased our retail expansion costs by $5.0 million during the six months ended July 2, 2005, as we opened two new stores in Texas and are in the process of building two more stores expected to open in 2005, as compared to one new store that opened in 2004. We increased our corporate retail overhead costs by $0.5 million as we build our infrastructure to support our retail growth strategy. These increases in costs were partially offset by reductions in selling, general and administrative costs for stores in our comparable store base. Total comparable store selling general and administrative costs as a percentage of related revenue decreased by 0.5% as comparable store sales were down but costs were controlled.

•
Financial Services selling, general and administrative expenses comprised $3.8 million of the total increase in selling, general and administrative expense. This was primarily due to increased salary and wages, including related benefits, of $1.7 million with the growth of the bank. Costs of bad debt expense increased by $1.2 million, primarily due to an increase in counterfeit fraud. Our bad debts relating to fraud are less than industry standards. Third party services increased by $0.6 million as the number of credit card transactions increased. Total Financial Services selling, general and administrative expenses as a percentage of Financial Services revenue decreased from 66.3% in the six months ended July 3, 2004 to 46.2% in the six months ended July 2, 2005.

Operating Income

Operating income increased by $3.9 million, or 24.5%, to $19.8 million in the six months ended July 2, 2005 from $15.9 million in the six months ended July 3, 2004 due to the factors discussed above.

Interest Expense

Interest expense increased to $4.5 million in the six months ended July 2, 2005 from $4.0 million in the six months ended July 3, 2004. The increase in interest is primarily due to an increase in borrowing on our revolving line of credit and an increase in interest recorded from a capital lease that was signed in the third quarter of 2004.

Income Taxes

Our effective tax rate was 35.6% in the six months ended July 2, 2005 as compared to 34.7% in the six months ended July 3, 2004. We expect to experience an increase in our effective tax rate as we open stores in new states and incur additional state income taxes.

Bank Asset Quality

We securitize a majority of our credit card loans. On a quarterly basis, we transfer eligible credit card loans into a securitization trust. This does not have any income statement impact until we issue a term debt instrument from our securitization trust. We are required to own at least a minimum twenty day average of 5% of the interests in the securitization trust. Therefore, these retained loans have the same characteristics as those loans sold to outside investors. Certain accounts are ineligible for securitization because they are delinquent at the time of addition, originated from sources other than Cabela’s Club credit cards and various other requirements. The total amount of ineligible receivables we owned were $8.9 million and $6.1 million as of July 2, 2005 and January 1, 2005, respectively. Of the $8.9 million in ineligible receivables outstanding at July 2, 2005, $8.3 million were originated from sources other than Cabela’s Club credit cards.

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

	July 2,	January 1,	July 3,
	2005	2005	2004
Number of days delinquent

Greater than 30 days	0.59%	0.71%	0.77%
Greater than 60 days	0.34%	0.41%	0.39%
Greater than 90 days	0.14%	0.19%	0.17%

Charge-offs

Gross charge-offs reflect the uncollectible principal, interest and fees on a customer's account. Recoveries reflect the amounts collected on previously charged-off accounts. We believe that most bankcard issuers charge off accounts at 180 days. We generally charge off accounts the month after an account becomes 90 days contractually delinquent, except in the case of cardholder bankruptcies and cardholder deaths, which are charged off at the time of notification. As a result, our charge-off rates are not directly comparable to other participants in the bankcard industry. Our charge-off activity for the managed portfolio for the three months and six months ended July 2, 2005 and July 3, 2004 is summarized below:

	Three Months Ended		Six Months Ended
	July 2,	July 3,	July 2,	July 3,
	2005	2004	2005	2004
	(Dollars in thousands)
Gross charge-offs	$6,820	$5,683	$13,322	$11,253
Recoveries	987	908	2,164	1,668
Net charge-offs	5,833	4,775	11,158	9,585
Net charge-offs as a percentage of average managed loans	2.25%	2.24%	2.18%	2.28%

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

The primary cash requirements of our Financial Services segment relate to the generation of credit card loans and the purchase of rewards used in the customer loyalty rewards program from our merchandising business. The bank obtains funds for these purposes through various financing activities, which include engaging in securitization transactions, borrowing under federal funds bank credit agreement, selling certificates of deposit and generating cash from operations. Due to the limited nature of its state charter, the bank is prohibited from making commercial or residential loans. Consequently, it cannot lend money to Cabela’s Incorporated or our other affiliates. The bank is subject to capital requirements imposed by Nebraska banking law and the VISA membership rules, and its ability to pay dividends is limited by Nebraska and federal banking law.

We are focused on generating cash from our existing assets such as the sale of land around our destination retail stores and the possible monetization of our economic development bonds. We recently completed an amendment and restatement of our revolving credit facility which increased available funds for working capital borrowings. In addition, on August 3, 2005, the local government in Kansas City retired $56.9 million in bonds we owned related to our Kansas City store.

We believe that we will have sufficient capital available from current cash on hand, operations, our revolving credit facility and other borrowing sources, including the possible monetization of our economic development bonds, to fund our existing operations and growth plan for the next eighteen months.

Operating, Investing and Financing activities

Cash used by operating activities was $100.5 million in the six months ended July 2, 2005 as compared with $133.1 million in the six months ended July 3, 2004. The $32.6 million decrease in cash used by operating activities was due to an increase in cash provided primarily by proceeds from securitized credit cards of $57.1 million, an increase in cash provided by accounts payable of $19.3 million, an increase in cash from accrued compensation of $8.1 million and an increase in cash from land sales net of land purchases of $7.2 million. The increases in cash provided from operations was partially offset by increases in cash used from operations from the growth in our inventory of $42.4 million, the growth in other current assets at our bank of $13.4 million and an increase in cash paid for income taxes of $5.1 million. We had a term securitization transaction in the first six months of 2004 that caused the difference in cash provided by proceeds from credit card loans. We had an increase in cash provided by accounts payable that we attribute to our increase in inventory. There was an increase in cash provided from the change in accrued compensation. This was due to a difference in timing of payroll tax payments in the first six months of 2004. We had an increase in cash used for inventory of $42.4 million primarily due to adding 31.5% more square footage to our Retail segment, buying inventory for the August opening of our Lehi, Utah store and buying inventory to support the increase in Direct sales. The increase in cash used for other current assets of $13.4 million was primarily a result of changes in other receivable and prepaid accounts in the Financial Services segment due to the growth in credit card accounts and managed receivables.

Cash used in investing activities was $136.6 million in the six months ended July 2, 2005 as compared with $50.8 million in the six months ended July 3, 2004. The $85.7 million increase in cash used for investing activities in the period was due to a $94.7 million increase in capital expenditures related to building our four new destination retail stores. This was partially offset by a decrease in the use of cash for purchases of marketable securities of $14.0 million related to the four new destination retail stores. We expect the purchase of marketable securities to increase as we have completed the two Texas stores and our bond applications are in process. We also expect to collect economic development funds of $60.8 million related to the new stores in 2005.

Cash provided by financing activities was $60.0 million in the six months ended July 2, 2005 as compared with $103.1 million in the six months ended July 3, 2004. The $43.1 million decrease in cash provided by financing activities was primarily due to an increase of $23.5 million in the maturities of time deposits paid by our bank. The remaining amount was the difference in cash received from our initial public offering in the six months ended July 3, 2004 of $115.3 million compared to the cash borrowed and paid on our revolving line of credit of $102.0 million in the six months ended July 2, 2005.

As of July 2, 2005, we had remaining material cash commitments in the amount of $152.1 million for fiscal 2005 and $120.4 million for fiscal 2006 and 2007 for estimated capital expenditures and the purchase of future economic development bonds in connection with the construction and development of new destination retail stores. We expect to receive approximately $60.8 million in economic development funds related to the same new stores that will partially offset our remaining commitments in 2005. In addition, we are obligated to fund the remaining $26.0 million of economic development bonds and construction costs related to the expansion of our distribution center in Wheeling, West Virginia throughout fiscal 2005 and 2006.

We have previously announced three new retail site locations in Gonzales, Louisiana, Reno, Nevada and Glendale, Arizona for which material commitments were not signed as of July 2, 2005. These locations are still being negotiated and will be subject to customary conditions to closing. We expect the total cost of each of these destination retail stores, including the cost of economic development bonds, to fall in the estimated range of $40 to $80 million each. We expect to incur costs for two of these locations in 2006 and one in 2007.

We expect to incur total capital expenditures in the range of $225 million to $250 million in fiscal 2005. This number could increase depending on the timing of land acquisitions for our future stores.

Grants and Economic Development Bonds

Grants. Under various grant programs, state or local governments provide funding for certain costs associated with developing and opening a new destination retail store. We generally have received grant funding in exchange for commitments, such as assurance of agreed employment and wage levels at our destination retail stores or that the destination retail store will remain open, made by us to the state or local government providing the funding. The commitments typically phase out over approximately five to ten years, but if we fail to maintain the commitments during the applicable period, the funds we received may have to be repaid or other adverse consequences may arise. Our failure to comply with the terms of current economic development packages could result in our repayment of grant money or other adverse consequences that would affect our cash flows and profitability. As of July 2, 2005 and January 1, 2005, the total amount of grant funding subject to a specific contractual remedy was $16.6 million and $17.7 million, respectively. Portions of three of our destination retail stores, such as wildlife displays and museums, are subject to forfeiture provisions. In addition, there are 30.3 acres of undeveloped property subject to forfeiture provisions.

Economic Development Bonds. Through economic development bonds, the state or local government sells bonds to provide funding for land acquisition, readying the site, building infrastructure and related eligible expenses associated with the construction and equipping of our destination retail stores. We typically have been the sole purchaser of these bonds. The bond proceeds that are received by the governmental entity are then used to fund portions of the cost of constructing and equipping new destination retail stores and related infrastructure development. While purchasing these bonds involves an initial cash outlay by us, some or all of these costs can be recaptured through the repayments of the bonds. The payments of principal and interest on the bonds are typically tied to sales, property or lodging taxes generated from the store and, in some cases, from businesses in the surrounding area, over periods which range between 10 and 30 years. In addition, some of the bonds that we have purchased may be repurchased for par value by the governmental entity prior to the maturity date of the bonds. However, the governmental entity from which we purchase the bonds is not otherwise liable for repayment of principal and interest on the bonds to the extent that the associated taxes are insufficient to pay the bonds. In one location, the bonds will become subordinated to other bonds associated with the development if we fail to continue to operate the store over a prescribed period. After purchasing the bonds, we typically carry them on our balance sheet as “available for sale” marketable securities and value them based upon management’s projections of the amount of tax revenue that will be generated to support principal and interest payments on the bonds. We have limited experience in valuing these bonds and, because of the unique features of each project, there is no independent market data for valuation of these types of bonds. If sufficient tax revenue is not generated by the subject properties, we will not receive scheduled payments and will be unable to realize the full value of the bonds carried on our balance sheet. As of July 2, 2005 and January 1, 2005, we carried $162.1million and $144.6 million, respectively, of economic development bond receivables on our balance sheet.

The negotiation of these economic development arrangements has been important to our destination retail store expansion in the past, and we believe it will continue to be an important factor in our ability to execute our destination retail store expansion strategy because these arrangements will allow us to avoid or recapture a portion of the costs involved with opening a new store. If similar packages are unavailable in the future or the terms are not as favorable to us, our return on investment in new stores would be adversely affected and we may choose to significantly alter our destination retail store expansion strategy.

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

Furthermore, poor performance of our securitized credit card loans, including increased delinquencies and credit losses, lower payment rates or a decrease in excess spreads below certain thresholds, could result in a downgrade or withdrawal of the ratings on the outstanding securities issued in our securitization transactions, cause early amortization of these securities or result in higher required credit enhancement levels. This could jeopardize our ability to complete other term securitization transactions on acceptable terms, decrease our liquidity and force us to rely on other potentially more expensive funding sources, to the extent available, which would decrease our profitability. The total amount and maturities for our credit card securitizations as of July 2, 2005 are as follows:

Series	Type	Initial Amount	Certificate Rate	Expected Final
	(Dollars in thousands)
Series 2001-2	Term	$250,000	Floating	November 2006
Series 2003-1	Term	$300,000	Floating (2)	January 2008
Series 2003-2	Variable Funding	$300,000 (1)	Floating	June 2006
Series 2004-I	Term	$75,000	Fixed	March 2009
Series 2004-II	Term	$175,000	Floating	March 2009

(1)	We extended the Series 2003-2 facility to June 2006 and amended it to include an additional $50 million temporary increase for seasonal purposes from December 1 to February 28, if needed.
(2)	The trust entered into an agreement to convert the floating rate certificate into a fixed rate obligation.

Certificates of Deposit

We utilize certificates of deposit to partially finance the operating activities of our bank. Our bank issues certificates of deposit in a minimum amount of $100,000 in various maturities. As of July 2, 2005, we had $79.9 million of certificates of deposit outstanding with maturities ranging from July 2005 to June 2015 and with a weighted average effective annual fixed rate of 3.63%. Certificate of deposit borrowings are subject to regulatory capital requirements.

Credit Facilities and other Indebtedness

We had a revolving credit facility with a group of banks that provided us with a $230 million unsecured line of credit available for our operations. This revolving facility was amended and restated on July 15, 2005 and the details of the new agreement are discussed below. The facility in place throughout the six months ended July 2, 2005 provided for a LIBOR-based rate of interest plus a spread of between 0.80% and 1.425% based upon our achievement of certain cash flow leverage ratios. During the term of the facility, we were required to pay a facility fee, which ranged from 0.125% to 0.25%. Our credit facility permitted the issuance of up to $100 million in letters of credit and standby letters of credit, which were applied against the overall credit limit available under the revolver. We utilized these letters of credit to support purchases from our suppliers in the ordinary course of our business. The average outstanding amount of letters of credit during the six months ended July 2, 2005 was $39.8 million. There was $102 million in outstanding principal borrowings under the credit facility as of July 2, 2005. Our total remaining borrowing capacity under the credit facility as of July 2, 2005, after subtracting outstanding letters of credit of $64.1 million, and standby letters of credit of $7.3 million, was $56.6 million.

Our credit agreement in place throughout the six months ended July 2, 2005 required that we comply with several financial and other covenants, including requirements that we maintain the following financial ratios as set forth in our credit agreement:

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

In addition, our credit agreement in place throughout the six months ended July 2, 2005 included a limitation that we may not pay dividends to our stockholders in excess of 50% of our prior year's consolidated EBITDA and a provision that permitted acceleration by the lenders in the event there is a “change in control.” The credit agreement defined “EBITDA” to mean our net income before deductions for income taxes, interest expense, depreciation and amortization. Based upon this EBITDA calculation for fiscal 2004, dividends would not be permissible in fiscal 2005 in excess of $68.8 million. The credit agreement defined a “change in control” to mean any circumstances under which we cease to own 100% of the voting stock in each of our subsidiaries that have or have had total assets in excess of $5.0 million, any event in which any person or group of persons (other than our stockholders as of May 6, 2004 and their affiliates) acting in concert acquires beneficial ownership of, or control over, 20% or more of the combined voting power of all of our securities entitled to vote in the election of directors and such voting percentage exceeds the percentage of our common stock owned by Mr. R. Cabela and Mr. J. Cabela as of the date of such acquisition, or any change in a majority of the members of our board of directors within any twelve month period for any reason (other than by reason of death, disability or scheduled retirement). As of July 2, 2005, Mr. R. Cabela and Mr. J. Cabela collectively owned 12,641,227 shares (not including 8,663,964 shares beneficially owned by Mr. R. Cabela through Cabela’s Family, LLC) of common stock, which represented 19.5% of our total outstanding common stock and non-voting common stock. The credit agreement provided that all loans or deposits from us or any of our subsidiaries to the bank cannot exceed $20.0 million in the aggregate at any time when loans are outstanding under the revolving credit facility.

On July 15, 2005, we amended and restated our credit agreement with several banks. The amended and restated credit agreement provides for a $325 million unsecured revolving credit facility and expires on June 30, 2010. In addition, the credit agreement was amended to eliminate certain limitations with regard to the temporary pay down of revolving loans. During the term of the facility, we are required to pay a facility fee, which ranges from 0.100% to 0.250%. We may elect to take advances at interest rates calculated at U.S. Bank National Association’s prime rate (or, if greater, the average rate on the federal funds rate in effect for the day plus one-half of one percent) or the Eurodollar rate of interest plus a margin, which adjusts, based upon certain financial ratios achieved and ranges from 0.650% to 1.350%. The credit agreement permits the issuance of up to $150 million in letters of credit and standby letters of credit, the nominal amount of which are applied against the overall credit limit available under the revolver. The credit facility may be increased to $450 million upon our request and with the consent of the banks party to the credit agreement. The credit agreement requires that we comply with several financial and other covenants, including requirements that we maintain the following financial ratios as set forth in the credit agreement:

•
A fixed charge coverage ratio of no less than 1.50 to 1.00 as of the last day of any fiscal quarter. The fixed charge coverage ratio is defined as (a) EBITR minus the sum of any cash dividends, tax expenses paid in cash, in each case for the twelve month period ending on the last day of the fiscal quarter, and to the extent not included, or previously included, in the calculation of EBITR, any cash payments with respect to contingent obligations to (b) the sum of interest expense, all required principal payments with respect to coverage indebtedness and operating lease obligations, in each case for the twelve month period ending on the last day of the fiscal quarter. Our credit agreement defines EBITR as net income before deductions for income taxes, interest expense and operating lease obligations; and

•	A cash flow leverage ratio of no more than 3.00 to 1.00 as of the last day of any fiscal quarter for the twelve month period ending on the last day of the fiscal quarter; and

•
A minimum tangible net worth of no less than $350,000 plus 50% of positive consolidated net income on a cumulative basis for each fiscal year beginning with the fiscal year ended 2005 as of the last day of any fiscal quarter. Tangible net worth is equity less intangible assets.

In addition, the credit agreement contains cross default provisions to other outstanding debt. In the event we fail to comply with these covenants, a default is triggered. In the event of default, all outstanding letters of credit and all principal and outstanding interest would immediately become due and payable.

In addition, our new credit agreement includes a limitation that we may not pay dividends to our stockholders in excess of 50% of our prior year's consolidated EBITDA and a provision that permits acceleration by the lenders in the event there is a “change in control.” Our credit agreement defines “EBITDA” to mean our net income before deductions for income taxes, interest expense, depreciation and amortization. Based upon this EBITDA calculation for fiscal 2004, dividends would not be permissible in fiscal 2005 in excess of $68.8 million. Our credit agreement defines a “change in control” to mean any of the following circumstances: (a) we cease to own, directly or indirectly, 100% of the shares of each class of the voting stock or other equity interest of each other borrower that has or has had total assets in excess of $10.0 million; (b) the acquisition or ownership, directly or indirectly, beneficially or of record, by any person or group (within the meaning of the Securities Exchange Act of 1934 and the rules of the Securities and Exchange Commission thereunder as in effect on the date hereof), of equity interests representing more than 25% of the aggregate ordinary voting power represented by our issued and outstanding equity interests (other than equity interests held by Richard N. Cabela or James W. Cabela or a group controlled by Richard N. Cabela or James W. Cabela); or (c) occupation of a majority of the seats (other than vacant seats) on our board of directors by persons who were neither (i) nominated by our board of directors nor (ii) appointed by directors so nominated. Our credit agreement provides that all loans or deposits from us or any of our subsidiaries to our bank cannot exceed $75.0 million in the aggregate at any time when loans are outstanding under the revolving credit facility.

Our bank entered into an unsecured uncommitted Federal Funds Sales Agreement with a bank on October 7, 2004. The maximum amount of funds which can be outstanding is $25.0 million of which no amounts were outstanding at July 2, 2005. On October 8, 2004, our bank entered into an unsecured uncommitted Federal Funds Line of Credit Agreement with another bank. The maximum amount of funds which can be outstanding is $40.0 million of which no amounts were outstanding at July 2, 2005.

In addition to our credit facilities, we have from time to time accessed the private placement debt markets. We currently have two such note issuances outstanding. In September 2002, we issued $125.0 million in senior unsecured notes bearing interest at a fixed rate of 4.95%, repayable in five annual installments of $25.0 million beginning on September 5, 2005. The entire principal amount under these notes remains unpaid. In January 1995, we issued $20.0 million in senior unsecured notes bearing interest at fixed rates ranging between 8.79% and 9.19% per year. The notes amortize, with principal and interest payable in the amount of $0.3 million per month through January 1, 2007, thereafter decreasing to $0.1 million per month through January 1, 2010. The aggregate principal balance of these notes as of July 2, 2005 was $6.8 million. Both note issuances provide for prepayment penalties based on yield maintenance formulas.

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

As of July 2, 2005, we were in compliance with all of the covenants under our credit agreement and unsecured notes. We may or may not engage in future long-term borrowing transactions to fund our operations or our growth plans. Whether or not we undertake such borrowings will depend on a variety of factors, including prevailing interest rates, our retail growth plans, our financial strength, alternative sources and costs of funding and our management's assessment of potential returns on investment that may be realized from the proceeds of such borrowings.

Off-Balance Sheet Arrangements

Operating leases - We lease various items of office equipment and buildings, all of which are recorded in our selling, general and administrative expenses.

Credit Card Limits - The bank bears off-balance sheet risk in the normal course of its business. One form of this risk is through the bank's commitment to extend credit to cardholders up to the maximum amount of their credit limits. The aggregate of such potential funding requirements totaled $6.6 billion and $6.0 billion as of July 2, 2005 and January 1, 2005, respectively, which amounts were in addition to existing balances cardholders had at such dates. These funding obligations are not included on our consolidated balance sheet. While the bank has not experienced, and does not anticipate that it will experience, a significant draw down of unfunded credit lines by customers, a significant draw down would create a cash need at the bank which likely could not be met by our available cash and funding sources. The bank has the right to reduce or cancel these available lines of credit at any time.

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

	July 2,	January 1,	July 3,
	2005	2005	2004
As a percentage of total balances outstanding

Balances carrying interest rate based upon the national prime lending rate.	59.6%	57.2%	61.1%
Balances carrying an interest rate of 9.99%.	2.3%	3.1%	2.7%
Balances not carrying interest because their previous month's balance was paid in full.	38.1%	39.6%	36.2%

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

Management performs a projected interest rate gap analysis over a rolling twelve-month period to measure the effects of the timing of the repricing of our interest sensitive assets and liabilities. Based on this analysis, we believe that if there is an immediate 100 basis point, or 1.0%, increase in the market rates for which our assets and liabilities are indexed during the next twelve months, our projected operating results would not be materially affected. Management has also performed a projected interest rate gap analysis, over the same rolling twelve-month period, to measure the effects of a change in spread between the prime interest rate and the LIBOR interest rate. Based on this analysis, we believe that an immediate 50 basis point, or 0.5%, decrease or increase in this spread would cause an increase or decrease of $3.5 million to $3.7 million on the projected pre-tax income of our Financial Services segment over the next twelve months, which could have a material effect on our operating results.

Merchandising Interest Rate Risk

Two of our economic development bond agreements are priced at a variable interest rate. One is tied to the LIBOR rate and one is tied to the prime rate. These rates are adjusted annually in November and December. We do not believe these interest rate changes will have a material impact on our operations.

The interest payable under our revolving credit facility is based on variable interest rates and therefore affected by changes in market interest rates. If interest rates on existing variable rate debt rose 1%, our results from operations and cash flows would not be materially affected.

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

Item 4. Controls and Procedures.

Under the direction of our Chief Executive Officer and Chief Financial Officer, we evaluated our disclosure controls and procedures and internal control over financial reporting and concluded that (i) our disclosure controls and procedures were effective as of July 2, 2005, and (ii) no change in internal control over financial reporting occurred during the quarter ended July 2, 2005, that has materially affected, or is reasonably likely to materially affect, such internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Not applicable.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Submission of Matters to Vote of Security Holders.

    The Annual Meeting of Stockholders of Cabela’s Incorporated was held on May 11, 2005. The matters voted upon at the meeting and the votes cast with respect to such matters are as follows:

1.	Election of two Class I directors, each for a three year term.

	FOR	WITHHELD
Michael R. McCarthy	47,504,665	217,289
Reuben Mark	47,408,668	313,486

2.	Ratification of appointment of Deloitte & Touche LLP as independent auditor for fiscal 2005.

FOR	AGAINST	ABSTAIN	BROKER NON-VOTES
47,587,237	57,320	77,397	0

Item 5. Other Information.

Not applicable.

Item 6. Exhibits.

(a)	Exhibits.

Exhibit Number	Description

31.1	Certification of CEO Pursuant to Rule 13a-14(a) under the Exchange Act

31.2	Certification of CFO Pursuant to Rule 13a-14(a) under the Exchange Act

32	Certifications Pursuant to 18 U.S.C. Section 1350

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CABELA'S INCORPORATED

Dated: August 5, 2005	By:	/s/ Dennis Highby
Dennis Highby
President and Chief Executive Officer

Dated: August 5, 2005	By:	/s/ Ralph W. Castner
Ralph W. Castner
Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description

31.1	Certification of CEO Pursuant to Rule 13a-14(a) under the Exchange Act

31.2	Certification of CFO Pursuant to Rule 13a-14(a) under the Exchange Act

32	Certifications Pursuant to 18 U.S.C. Section 1350