Form 10-Q
period 2005-10-01
CABELAS INC
filed 2005-11-04
CIK 1267130

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 1, 2005

or

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

    Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

    Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

    Common stock, $0.01 par value: 64,984,650 shares, including 8,073,205 shares of non-voting common stock, as of November 1, 2005.

CABELA’S INCORPORATED
FORM 10-Q
QUARTERLY PERIOD ENDED OCTOBER 1, 2005

PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements.

CABELA'S INCORPORATED AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (Dollar Amounts in Thousands Except Share and Per Share Amounts) (Unaudited)
ASSETS	October 1, 2005	January 1, 2005

CURRENT ASSETS:
Cash and cash equivalents	$57,173	$248,184
Accounts receivable, net of allowance for doubtful accounts of $1,118 at October 1, 2005, and $1,483 at January 1, 2005	28,395	33,524
Credit card loans receivable held for sale (Note 3)	70,028	64,019
Credit card loans receivable, net of allowance of $120 and $65 at October 1, 2005 and January 1, 2005 (Note 3)	9,753	5,209
Inventories	474,049	313,002
Prepaid expenses and deferred catalog costs	55,378	31,294
Deferred income taxes	-	2,240
Other current assets	39,469	31,015
Total current assets	734,245	728,487

PROPERTY AND EQUIPMENT, NET	425,467	294,141

OTHER ASSETS:
Intangible assets, net	3,829	4,555
Land held for sale or development	8,583	18,153
Retained interests in securitized receivables (Note 3)	32,906	28,723
Marketable securities	143,812	145,587
Investment in equity method investee	364	830
Other	12,594	7,755
Total other assets	202,088	205,603

Total assets	$1,361,800	$1,228,231

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$141,314	$100,826
Unpresented checks net of bank balance	16,494	34,653
Accrued expenses and other liabilities	46,030	50,264
Gift certificates and credit card reward points	96,255	97,242
Accrued employee compensation and benefits	42,477	54,925
Time deposits	39,402	48,953
Current maturities of long-term debt	28,931	28,327
Income taxes payable	15,293	38,551
Deferred Income taxes	5,219	-
Total current liabilities	431,415	453,741

LONG-TERM LIABILITIES:
Long-term debt, less current maturities	91,469	119,825
Revolving credit borrowings	156,439	-
Long-term time deposits	40,405	51,706
Deferred compensation	10,324	8,614
Deferred grant income	13,241	11,366
Deferred income taxes	22,169	16,625
Total long-term liabilities	334,047	208,136

COMMITMENTS AND CONTINGENCIES (Note 10)

STOCKHOLDERS’ EQUITY:
Common stock, $0.01 par value:
Class A Voting, 245,000,000 shares authorized; 56,632,534 and 56,494,975 shares issued and outstanding at October 1, 2005 and January 1, 2005, respectively	567	566
Class B Non-voting, 245,000,000 shares authorized; 8,073,205 and 8,073,205 shares issued and outstanding at October 1, 2005 and January 1, 2005, respectively	80	80
Preferred stock, 10,000,000 shares authorized, no shares issued or outstanding	-	-
Additional paid-in capital	238,870	236,198
Retained earnings	356,852	326,794
Accumulated other comprehensive income or (loss)	(31)	2,716
Total stockholders’ equity	596,338	566,354

Total liabilities and stockholders’ equity	$1,361,800	$1,228,231

See notes to unaudited consolidated financial statements.

CABELA'S INCORPORATED AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF INCOME (Dollar Amounts in Thousands Except Per Share and Share Amounts) (Unaudited)

	Three months ended		Nine months ended
	October 1, 2005	October 2, 2004	October 1, 2005	October 2, 2004
REVENUES:
Merchandise sales	$393,209	$361,439	$1,012,186	$920,124
Financial services revenue	32,532	22,276	85,866	53,709
Other revenue	4,012	95	26,162	3,033
Total revenues	429,753	383,810	1,124,214	976,866

COST OF REVENUE:
Cost of merchandise sales	253,623	227,346	655,840	585,142
Cost of other revenue	1,371	43	21,227	3,208
Total cost of revenue (exclusive of depreciation and amortization)	254,994	227,389	677,067	588,350
Gross profit	174,759	156,421	447,147	388,516

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	148,499	130,926	401,042	347,086

OPERATING INCOME	26,260	25,495	46,105	41,430

OTHER INCOME (EXPENSE):
Interest income	94	132	544	269
Interest expense	(3,432)	(2,055)	(7,937)	(6,100)
Other income, net	2,350	1,897	7,962	5,227
	(988)	(26)	569	(604)

INCOME BEFORE PROVISION FOR INCOME TAXES	25,272	25,469	46,674	40,826
INCOME TAX EXPENSE	8,997	8,966	16,616	14,290
NET INCOME	$16,275	$16,503	$30,058	$26,536

EARNINGS PER SHARE:
Basic	$0.25	$0.26	$0.46	$0.44
Diluted	$0.25	$0.25	$0.45	$0.43

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	64,691,228	64,252,912	64,642,692	60,241,891
Diluted	66,342,727	66,409,915	66,301,862	62,190,157

See notes to unaudited consolidated financial statements.

CABELA’S INCORPORATED AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (Dollar Amounts in Thousands) (Unaudited)
	Nine Months Ended
	October 1,	October 2,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$30,058	$26,536
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation	24,173	21,009
Amortization	802	988
Stock based compensation	705	1,045
Equity in undistributed net earnings of equity method investee	(118)	(232)
Deferred income taxes	14,544	(923)
Other	1,292	1,386
Change in operating assets and liabilities:
Accounts receivable	3,598	4,202
Origination of credit card loans held for sale, net of collections	(6,009)	(61,522)
Inventories	(161,047)	(101,602)
Prepaid expenses	(24,084)	(19,570)
Other current assets	(7,661)	2,330
Land held for sale or development	9,570	(9,972)
Accounts payable	14,749	25,780
Accrued expenses and other liabilities	(4,273)	(6,360)
Gift certificates and credit card reward points	(987)	(2,737)
Accrued compensation and benefits	(12,448)	(18,945)
Income taxes payable	(23,106)	(2,736)
Deferred grant income	(365)	(36)
Deferred compensation	1,710	1,640
Net cash flows from operating activities	(138,897)	(139,719)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(133,113)	(27,432)
Purchases of marketable securities	(59,664)	(52,082)
Retirements of marketable securities	60,593	-
Maturities of marketable securities	2,104	1,464
Change in credit card loans receivable	(4,753)	-
Change in retained interests	(4,183)	(2,196)
Other	(4,590)	326
Net cash flows from investing activities	(143,606)	(79,920)

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances on line of credit	398,514	53,106
Payments on line of credit	(242,075)	(53,106)
Proceeds from issuance of long-term debt	-	98
Payments on long-term debt	(27,752)	(2,431)
Change in unpresented checks net of bank balance	(18,159)	(22,043)
Change in time deposits, net	(20,852)	8,895
Net decrease in employee savings plan	-	(1,083)
Issuance of common stock for initial public offering, net of transaction costs of $3,277	-	114,286
Issuance of common stock pursuant to employee benefit plans	1,816	9,590
Repurchase of common stock	-	(1,273)
Net cash flows from financing activities	91,492	106,039

NET DECREASE IN CASH AND CASH EQUIVALENTS	(191,011)	(113,600)

CASH AND CASH EQUIVALENTS, Beginning of Year	248,184	192,581

CASH AND CASH EQUIVALENTS, End of Period	$57,173	$78,981

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

For purposes of pro forma disclosures, the estimated fair value of the options granted is amortized to expense over the options’ vesting period. On April 14, 2005, 678,000 options were granted that vested immediately. The Company’s pro forma net income and earnings per share for the three months and nine months ended October 1, 2005 and October 2, 2004 were as follows:

	Three Months Ended		Nine Months Ended
	October 1, 2005	October 2, 2004	October 1, 2005	October 2, 2004

Net income - as reported	$16,275	$16,503	$30,058	$26,536
Add: Stock based employee compensation recognized, net of tax	152	406	455	677
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of tax	(687)	(1,688)	(6,115)	(3,008)

Net income - pro forma	$15,740	$15,221	$24,398	$24,205

Earnings per share:
Basic - as reported	$0.25	$0.26	$0.46	$0.44
Basic - proforma	$0.24	$0.24	$0.38	$0.40

Diluted - as reported	$0.25	$0.25	$0.45	$0.43
Diluted - proforma	$0.23	$0.22	$0.36	$0.38

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

3.    SALE OF CREDIT CARD LOANS

The Company’s wholly-owned bank subsidiary, World’s Foremost Bank (“WFB”), sells a substantial portion of its credit card loans. WFB has established a master trust (the “Trust”) for the purpose of routinely selling and securitizing credit card loans. WFB retains the servicing and certain other interests, including interest-only strips, cash reserve accounts and Class B certificates. During the three months and nine months ended October 1, 2005 and October 2, 2004, WFB recognized gains on sale of $5,223, $2,726, $12,934 and $5,629, respectively, which are reflected as a component of credit card securitization income.

Retained Interests - Retained interests in securitized receivables, which are carried at fair value, consisted of the following at October 1, 2005 and January 1, 2005:

	October 1, 2005	January 1, 2005

Cash reserve account	$15,406	$16,158
Interest-only strip	14,230	10,003
Class B certificates	3,270	2,562

	$32,906	$28,723

Credit card loans held for sale and credit card loans receivable consisted of the following at October 1, 2005 and January 1, 2005:

	October 1, 2005	January 1, 2005
Composition of credit card loans held for sale and credit card loans receivable:
Loans serviced	$1,153,036	$1,083,120
Loans securitized	(1,068,000)	(1,010,000)
Securitized receivables with certificates owned by WFB	(3,270)	(2,562)
	81,766	70,558
Less adjustment to market value and allowance for loan losses	(1,985)	(1,330)

	$79,781	$69,228
Delinquent loans in the managed credit card loan portfolio at October 1, 2005 and January 1, 2005:
30-89 days	$5,841	$5,591
90 days or more and still accruing	$1,696	$2,098

	Three Months Ended		Nine Months Ended
	October 1, 2005	October 2, 2004	October 1, 2005	October 2, 2004
Total net charge-offs on the managed credit card loan portfolio for the three months and nine months ended October 1, 2005 and October 2, 2004	$5,040	$4,994	$16,198	$14,579

Quarterly average credit card loans: Managed credit card loans	$1,128,336	$908,623	$1,058,134	$863,354
Securitized credit card loans including seller's interest	$1,107,110	$897,767	$1,039,060	$853,275

Total net charge-offs as an annualized percentage of average managed loans	1.79%	2.20%	2.04%	2.25%

4.     DEBT

On July 15, 2005, the Company amended and restated its credit agreement with several banks. The amended and restated credit agreement provides for a $325 million unsecured revolving credit facility and expires on June 30, 2010. In addition, the credit agreement was amended to eliminate certain limitations with regard to the temporary pay down of revolving loans. Due to the elimination of these limitations, loans made pursuant to the credit agreement are now classified as long-term debt. During the term of the facility, the Company is required to pay a facility fee, which ranges from 0.100% to 0.250%. The Company may elect to take advances at interest rates calculated at U.S. Bank National Association’s prime rate (or, if greater, the average rate on the federal funds rate in effect for the day plus one-half of one percent) or the Eurodollar rate of interest plus a margin, which adjusts, based upon certain financial ratios achieved by the Company and ranges from 0.650% to 1.350%. The credit agreement permits the issuance of up to $150 million in letters of credit and standby letters of credit, the nominal amount of which are applied against the overall credit limit available under the revolver. The credit facility may be increased to $450 million upon the request of the Company and the consent of the banks party to the credit agreement. There was $156,439 outstanding on the line of credit, and $60,193 outstanding on letters of credit and standby letters of credit, at October 1, 2005. The weighted average interest rate on the line of credit was 4.54% during the three months ended October 1, 2005. The agreement requires that the Company comply with several financial and other covenants, including requirements that it maintain the following financial ratios as set forth in the credit agreement:

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

•
A cash flow leverage ratio of no more than 3.00 to 1.00 as of the last day of any fiscal quarter for the twelve month period ending on that day. The cash flow leverage ratio is defined as adjusted coverage indebtedness (average indebtedness of the Company on a consolidated basis for the preceding four fiscal quarters determined in accordance with GAAP excluding: (a) liabilities of WFB, (b) long term deferred compensation, (c) long term deferred taxes, (d) any current liabilities (other than coverage indebtedness), and (e) deferred grant income) to EBITDA.  Our credit agreement defines EBITDA as net income before deductions for income taxes, interest expense, depreciation and amortization, all as determined on a consolidated basis in accordance with GAAP; and

•
A minimum tangible net worth of no less than $350,000 plus 50% of positive consolidated net income on a cumulative basis for each fiscal year beginning with the fiscal year ended 2005 as of the last day of any fiscal quarter. Tangible net worth is equity less intangible assets.

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

On October 7, 2004, WFB entered into an unsecured Federal Funds Sales Agreement with a financial institution. All federal funds transactions are on a daily origination and return basis. Daily interest charges are determined based on mutual agreement by the parties. The maximum amount of funds which can be borrowed is $25,000. The interest rate for the line of credit is based on the current federal funds rate. There were no amounts outstanding as of October 1, 2005.

On October 8, 2004, WFB entered into an unsecured Federal Funds Line of Credit agreement with a financial institution. All federal funds transactions are on a daily origination and return basis. The maximum amount of funds which can be borrowed is $40,000. The interest rate for the line of credit is based on the current federal funds rate. There were no amounts outstanding as of October 1, 2005.

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

For the three months and nine months ended October 1, 2005 and October 2, 2004, there was ineffectiveness associated with the Company’s foreign currency derivatives designated as cash flow hedges. The Company discontinued two contracts in the three months ended October 1, 2005, for which a loss of $56 was recorded in earnings. For the nine months ended October 1, 2005, there were three contracts discontinued for which a net loss of $55 was recorded in earnings.

Generally, the Company hedges a portion of its anticipated inventory purchases for periods up to twelve months. As of October 1, 2005, the Company has hedged certain portions of its anticipated inventory purchases through May 2006.

The fair value of foreign currency derivative assets or liabilities is recognized within other current assets or other current liabilities. As of October 1, 2005 and January 1, 2005, the fair value of foreign currency derivative assets was $0 and $235, respectively, and the fair value of foreign currency derivative liabilities was $38 and $0, respectively.

As of October 1, 2005 and January 1, 2005, the net deferred loss recognized in accumulated other comprehensive income/(loss) was $(176) and $(205), net of tax, respectively. The Company anticipates a loss of $25, net of tax, will be transferred out of accumulated other comprehensive income and recognized within earnings over the next twelve months. Gains or (losses) of $61, $(3), $55 and $(180), net of tax, were transferred from accumulated other comprehensive income into cost of revenues for the three months and nine months ended October 1, 2005 and October 2, 2004, respectively.

Interest Rate Management - On February 4, 2003, in connection with the Series 2003-1 term securitization, the securitization Trust entered into a $300,000 notional swap agreement in order to manage interest rate exposure. The exposure is related to changes in cash flows from funding credit card loans, which include a high percentage of accounts with floating rate obligations that do not incur monthly finance charges. The swap converts the interest rate on the investor bonds from a floating rate basis with a spread over a benchmark note to a fixed rate of 3.699%. Since the Trust is not consolidated, the fair value of the swap is not reflected on the financial statements. Additionally, the Company entered into a swap with similar terms with the counter-party whereby the notional amount is zero unless the notional amount of the Trust’s swap falls below $300,000. The Company has not elected to designate this derivative as a hedge and, therefore, the derivative is marked to market through the statement of income. As of October 1, 2005, market value was determined to be zero. WFB pays Cabela’s a fee for the credit enhancement provided by this swap, which was $153, $154, $455 and $457, for the three months and nine months ended October 1, 2005 and October 2, 2004, respectively.

6.    EARNINGS PER SHARE

Basic earnings per share (“EPS”) is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is computed by dividing net income by the sum of the weighted average number of shares outstanding plus all additional common shares that would have been outstanding if potentially dilutive common share equivalents had been issued. Options exercised prior to vesting have not been considered in the basic EPS calculation, but are considered in the computation of diluted EPS. There were 6,000 options outstanding that were considered anti-dilutive for the three months and nine months ended October 1, 2005. The following table reconciles the number of shares utilized in the earnings per share calculations:

	Three Months Ended		Nine Months Ended
	October 1, 2005	October 2, 2004	October 1, 2005	October 2, 2004
Weighted average number of shares:
Common shares - basic	64,691,228	64,252,912	64,642,692	60,241,891
Effect of dilutive securities:
Stock options	1,651,499	2,157,003	1,659,170	1,948,266

Common shares - diluted	66,342,727	66,409,915	66,301,862	62,190,157

7.     STOCKHOLDERS’ EQUITY

In March 2004, the Company adopted the Cabela’s Incorporated 2004 Stock Plan. The 2004 Stock Plan provides for the grant of non-qualified stock options, incentive stock options, stock appreciation rights, restricted stock, restricted stock units and other stock-based awards to employees, directors and consultants. Subject to adjustment in the event of a stock split, consolidation or stock dividend, a maximum of 2,752,500 shares of common stock may be subject to awards under the 2004 Stock Plan. During any three-year period, no one person will be able to receive more than 734,000 options and/or stock appreciation rights. For awards subject to performance requirements no one person will be able to receive more than 734,000 shares during any performance period of 36 months, with proportionate adjustment for shorter or longer periods not to exceed five years. The options will have a term of no greater than ten years from the grant date and will become exercisable in accordance with the vesting schedule determined at the time the awards are granted. If incentive stock options are granted to a “ten percent holder,” then the options will have a term of no greater than five years from the grant date. A “ten percent holder” is defined as a person who owns stock possessing more than 10% of the total combined voting power of all classes of capital stock of the Company. As of October 1, 2005, there were 1,993,016 shares of common stock subject to outstanding options under this plan and 753,979 shares of common stock available for future awards.

In March 2004, the Company adopted an Employee Stock Purchase Plan, under which shares of common stock are available to be purchased by the Company’s employees. The maximum number of shares of common stock available for issuance under the plan is 1,835,000, subject to adjustment in the event of a stock split, consolidation, or stock dividends of the Company’s common stock. Employees who own more than 5% of the combined voting power of all classes of the Company’s stock or stock of a subsidiary cannot participate in the plan. The right to purchase stock under this plan became effective upon the completion of the Company’s initial public offering. As of October 1, 2005, 98,164 shares had been issued under the Stock Purchase Plan and 1,736,836 were available for issuance.

The authorized capital stock of the Company consists of 245,000,000 shares of Class A voting common stock, par value $0.01 per share; 245,000,000 shares of Class B non-voting common stock, par value $0.01 per share; and 10,000,000 shares of preferred stock, par value $0.01 per share. As of October 1, 2005, there were 56,871,080 shares of Class A voting common stock outstanding, including 238,546 shares of unvested early exercised options, and 8,073,205 shares of Class B non-voting common stock outstanding.

8.    COMPREHENSIVE INCOME

	Three Months Ended		Nine Months Ended
	October 1, 2005	October 2, 2004	October 1, 2005	October 2, 2004

Net income	$16,275	$16,503	$30,058	$26,536

Change in net unrealized holding gain or (loss) on marketable securities, net of tax of $(1,350) and $303 for the three month periods and $(1,409) and $1,274 for the nine month periods ended October 1, 2005 and October 2, 2004, respectively.	(2,441)	551	(2,550)	2,316

Less: adjustment for net realized gain or (loss) on marketable securities, net of tax of $6 and $53 for the three month periods and $(12) and $91 for the nine month periods ended October 1, 2005 and October 2, 2004, respectively.	11	97	(21)	165

Change in net unrealized holding gain or (loss) on derivatives, net of tax of $(7) and $(12) for the three month periods and $(127) and $(80) for the nine month periods ended October 1, 2005 and October 2, 2004, respectively.	(13)	(22)	(231)	(144)

Less: adjustment for reclassification of derivative included in net income, net of tax of $34 and $(1) for the three month periods and $31and $(98) for the nine month periods ended October 1, 2005 and October 2, 2004, respectively.	61	(3)	55	(180)

Comprehensive income	$13,893	$17,126	$27,311	$28,693

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

A prior member of the Company’s board of directors, who is now an emeritus director, is an attorney with a firm that the Company utilizes in the course of its legal needs throughout the year. All activity is at arms-length rates and reviewed and approved by a Vice President prior to payment. Fees paid to this individual’s firm totaled $17, $0, $23 and $40 in the three months and nine months ended October 1, 2005 and October 2, 2004, respectively.

The Company buys certain gift inventory from an affiliate of the Company’s Board Chairman, which is sold through various distribution channels. All activity is at arms-length rates. Invoices received from the Board Chairman’s affiliate were $11 and $37 in the three months and nine months ended October 1, 2005, respectively.

The Company entered into an employee and office space lease agreement with the Company’s Board Chairman, dated January 1, 2004, pursuant to which he leased the services of certain Company employees and associated office space from the Company. This agreement terminated on December 31, 2004. The Company entered into a new employee lease agreement with an affiliate of the Company’s Board Chairman dated January 1, 2005, pursuant to which such affiliate leases the services of certain Company employees. In the three months and nine months ended October 1, 2005 and October 2, 2004, total reimbursements for these expenses were $73, $54, $226 and $165, respectively.

10.     CONTINGENCIES

Litigation - The Company is engaged in various legal actions arising in the ordinary course of business. After taking into consideration legal counsel’s evaluation of such actions, management is of the opinion that the ultimate outcome of these actions will not have a material adverse effect on the Company’s financial position, results of operations or liquidity.

Self-Insurance - The Company is self-insured for health claims up to $300 per individual. A liability of $3,963 and $4,168 has been estimated and recorded at October 1, 2005 and January 1, 2005, respectively, for those claims incurred prior to the end of the respective periods but not yet reported.

The Company is also self-insured for workers’ compensation claims up to $500 per individual. A liability of $2,264 and $1,913 has been estimated and recorded at October 1, 2005 and January 1, 2005, respectively.

The Company’s liabilities for health and workers’ compensation claims incurred but not reported are based upon internally developed calculations. These estimates are regularly evaluated for adequacy based on the most current information available, including historical claim payments, expected trends and industry factors.

11.     SEGMENT REPORTING

The Company has three reportable segments, Direct, Retail and Financial Services. The Direct segment sells products through direct-mail catalogs and an e-commerce website (Cabelas.com); the Retail segment consists of destination retail stores in various sizes and formats; and the Financial Services segment issues co-branded credit cards. The reconciling amount or Other segment is primarily made up of corporate overhead and shared services. The Company’s executive management, being its chief operating decision makers, assesses the performance of each operating segment based on an operating income measure, which is net revenue less merchandise acquisition costs and certain directly identifiable and allocable operating costs as described below. For the Direct segment, these operating costs primarily consist of catalog costs, e-commerce advertising costs and order processing costs. For the Retail segment, these operating costs primarily consist of labor, advertising, depreciation and occupancy costs of our destination retail stores. For the Financial Services segment, operating costs primarily consist of advertising and promotion, third party services for processing credit card transactions, salaries and wages and other general and administrative costs. Corporate and other expenses consist of unallocated shared-service costs, eliminations, general and administrative expenses and various small companies such as travel and lodging which are not aggregated with the other segments. Unallocated shared-service costs include receiving, distribution and storage costs of our inventory, merchandising and quality assurance costs, as well as corporate headquarters occupancy costs. General and administrative expenses include costs associated with general corporate management and shared departmental services such as management information systems, finance, human resources and legal.

Segment assets are those directly used in or clearly allocable to an operating segment’s operations. For the Direct segment, these assets primarily include prepaid catalog costs, fixed assets and goodwill. Goodwill makes up $970 of assets in the Direct Segment. For the Retail segment, these assets primarily include inventory in the stores, land, buildings, fixtures and leasehold improvements. For the Financial Services segment, these assets primarily include cash, credit card loans, buildings and fixtures. Corporate and other assets include corporate headquarters, merchandise distribution inventory, and shared technology infrastructure as well as corporate cash and cash equivalents, prepaid expenses and $364 of investment in an equity method investee. Segment depreciation and amortization and capital expenditures are correspondingly allocated to each segment. Corporate and other depreciation and amortization and capital expenditures are related to corporate headquarters, merchandise distribution and technology infrastructure. Unallocated assets include corporate cash and equivalents, inventory that could be shipped for sales to the Retail or Direct segment entities, the net book value of corporate facilities and related information systems, deferred income taxes and other corporate long-lived assets. The accounting policies of the segments, where applicable, are the same as those described in the summary of significant accounting policies in our annual financial statements. Intercompany revenues between the segments have been eliminated in the consolidations.

Three Months Ended October 1, 2005	Direct	Retail	Financial Services	Corporate Overhead and Other	Total
(Dollars in thousands)

Revenue from external	$219,656	$172,583	$32,685	$4,829	$429,753
Revenue from internal	585	385	(153)	(817)	-
Total revenue	220,241	172,968	32,532	4,012	429,753

Operating income (loss)	28,956	17,062	17,672	(37,430)	26,260

As a % of revenue	13.1%	9.9%	54.3%	N/A	6.1%

Depreciation and amortization	1,499	3,238	245	3,807	8,789
Assets	323,393	459,362	217,170	361,875	1,361,800

Three Months Ended October 2, 2004	Direct	Retail	Financial Services	Corporate Overhead and Other	Total
(Dollars in thousands)

Revenue from external	$220,600	$140,054	$22,430	$726	$383,810
Revenue from internal	375	410	(154)	(631)	-
Total revenue	220,975	140,464	22,276	95	383,810

Operating income (loss)	32,609	22,256	10,787	(40,157)	25,495

As a % of revenue	14.8%	15.8%	48.4%	N/A	6.6%

Depreciation and amortization	1,379	2,495	335	3,329	7,538
Assets	248,802	275,253	190,128	393,195	1,107,378

Nine Months Ended October 1, 2005	Direct	Retail	Financial Services	Corporate Overhead and Other	Total
(Dollars in thousands)

Revenue from external	$631,606	$378,188	$86,321	$28,099	$1,124,214
Revenue from internal	1,248	1,144	(455)	(1,937)	-
Total revenue	632,854	379,332	85,866	26,162	1,124,214

Operating income (loss)	80,728	27,208	46,356	(108,187)	46,105

As a % of revenue	12.8%	7.2%	54.0%	N/A	4.1%

Depreciation and amortization	4,297	8,564	861	11,252	24,974
Assets	323,393	459,362	217,170	361,875	1,361,800

Nine Months Ended October 2, 2004	Direct	Retail	Financial Services	Corporate Overhead and Other	Total
(Dollars in thousands)

Revenue from external	$591,650	$326,286	$54,166	$4,764	$976,866
Revenue from internal	1,018	1,170	(457)	(1,731)	-
Total revenue	592,668	327,456	53,709	3,033	976,866

Operating income (loss)	81,146	41,174	21,386	(102,276)	41,430

As a % of revenue	13.7%	12.6%	39.8%	N/A	4.2%

Depreciation and amortization	4,024	7,570	1,027	9,376	21,997
Assets	248,802	275,253	190,128	393,195	1,107,378

The components and amounts of net revenues for our Financial Services segment for the three and nine month periods ended October 1, 2005 and October 2, 2004 were as follows:

	Three Months Ended		Nine Months Ended
	October 1, 2005	October 2, 2004	October 1, 2005	October 2, 2004

Interest and fee income	$4,639	$3,778	$13,189	$8,789

Interest expense	(726)	(735)	(2,339)	(2,261)
Net interest income	3,913	3,043	10,850	6,528

Non-interest income:
Securitization income	35,576	25,277	94,495	65,648
Other non-interest income	8,069	6,484	22,640	17,752
Total non-interest income	43,645	31,761	117,135	83,400
Less: Customer reward costs	(15,026)	(12,528)	(42,119)	(36,219)

Financial services revenue	$32,532	$22,276	$85,866	$53,709

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

12.     SUPPLEMENTAL CASH FLOW INFORMATION

The following table sets forth non-cash financing and investing activities and other cash flow information.

	Nine Months Ended
	October 1, 2005	October 2, 2004
Non-cash financing and investing activities:
Unpaid purchases of property and equipment included in accounts payable (1)	$25,739	$-
Capital lease obligation	$-	$8,728

Other cash flow information:
Interest paid, net of amounts capitalized	$11,753	$10,090
Income taxes	$25,211	$17,890

(1)	Amounts reported as unpaid purchases are recorded as purchases of property and equipment in the statement of cash flows in the period they are paid.

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

On December 16, 2004, the FASB issued Statement No. 153, Exchanges of Non-monetary Assets, an amendment of APB Opinion No. 29. This statement was a result of an effort by the FASB and the IASB to improve financial reporting by eliminating certain narrow differences between their existing accounting standards. One such difference was the exception from fair value measurement in APB Opinion No. 29, Accounting for Non-monetary Transactions, for non-monetary exchanges of similar productive assets. Statement 153 replaces this exception with a general exception from fair value measurement for exchanges of non-monetary assets that do not have commercial substance. A non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. This statement shall be applied prospectively and is effective for non-monetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Earlier application is permitted for non-monetary asset exchanges occurring in fiscal periods beginning after the date of issuance of this Statement. The adoption of FASB No. 153 does not have a significant impact on the Company’s financial position, results of operations or cash flows.

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

On July 14, 2005, the FASB published an exposure draft entitled Accounting for Uncertain Tax Positions -an interpretation of FASB Statement No. 109 (“the proposed interpretation”). The proposed interpretation is intended to reduce the significant diversity in practice associated with recognition and measurement of income taxes by establishing consistent criteria for evaluating uncertain tax positions. The proposed interpretation establishes a probable recognition threshold. To recognize a benefit from a tax position, a company must conclude that the position is probable of being sustained upon audit based solely on the technical merits of the position. Once the probable recognition threshold is met, the best estimate of the amount that would be sustained on audit should be recognized. In the period in which it becomes more likely than not that a tax position would no longer be sustained upon an audit by a taxing authority, the benefit should be derecognized by recording an income tax liability or reducing a deferred tax asset. A liability arising from the difference between the position taken in the tax return and the amount booked in the financial statements pursuant to the proposed interpretation should be classified as a current liability if expected to be paid within one year. However, if the liability arises from a taxable temporary difference, it would be classified as a deferred tax liability. Companies should follow the disclosure requirements of Statement 5 for both loss and gain contingencies related to uncertain tax positions. The proposed interpretation would be effective as of the end of the first fiscal year ending after December 15, 2005. The transition adjustment resulting from the application of this interpretation would be recorded as a cumulative-effect change in the income statement as of the end of the period of adoption.

In August 2005, the FASB issued proposed statements of financial accounting standards: “Accounting for Transfers of Financial Assets, an amendment of FASB Statement No. 140”, “Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140” and “Accounting for Certain Hybrid Financial Instruments, an amendment of FASB Statements No. 133 and 144”. The Company is currently evaluating the impact of the proposed changes.

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations.

This report on Form 10-Q contains “forward-looking statements” that are based on our beliefs, assumptions and expectations of future events, taking into account the information currently available to us. All statements other than statements of current or historical fact contained in this report are forward-looking statements within the meaning of the Private Securities Litigation Reform Act. The words “believe,” “may,” “should,” “anticipate,” “estimate,” “expect,” “intend,” “objective,” “seek,” “plan,” “will,” and similar statements are intended to identify forward-looking statements. Forward-looking statements involve risks and uncertainties that may cause our actual results, performance or financial condition to differ materially from the expectations of future results, performance or financial condition we express or imply in any forward-looking statements. These risks and uncertainties include, but are not limited to: the ability to negotiate favorable purchase, lease and/or economic development arrangements, expansion into new markets; market saturation due to new destination retail store openings; the rate of growth of general and administrative expenses associated with building a strengthened corporate infrastructure to support our growth initiatives; increasing competition in the outdoor segment of the sporting goods industry; the cost of our products; supply and delivery shortages or interruptions; adverse weather conditions, unseasonal weather conditions which impact the demand for our products; fluctuations in operating results; adverse economic conditions causing a decline in discretionary consumer spending; the cost of fuel increasing or remaining at current levels; delays in road construction and/or traffic planning around our new destination retail stores; road construction around our existing destination retail stores; labor shortages or increased labor costs; changes in consumer preferences and demographic trends; increased government regulation; inadequate protection of our intellectual property; decreased interchange fees received by our financial services business as a result of the current interchange litigation against VISA; other factors that we may not have currently identified or quantified; and other risks, relevant factors and uncertainties identified in our filings with the SEC (including the information set forth in the “Factors Affecting Future Results” section of our Form 10-K for the fiscal year ended January 1, 2005 (our “2004 Form 10-K”)), which filings are available at the SEC’s website at www.sec.gov. Given the risks and uncertainties surrounding forward-looking statements, you should not place undue reliance on these statements. Our forward-looking statements speak only as of the date of this report. Other than as required by law, we undertake no obligation to update or revise forward-looking statements, whether as a result of new information, future events or otherwise.

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

Historically, we have been able to negotiate economic development arrangements relating to the construction of a number of our new destination retail stores. We attempt to design our destination retail stores to provide exciting tourist and entertainment shopping experiences for the entire family. We believe these factors increase the revenue for the state and local municipality where the destination retail store is located, making us a compelling partner for community development and expansion. Where appropriate, we intend to continue to utilize economic development arrangements with state and local governments to offset some of the construction costs and improve the return on investment on new stores. We also will seek to improve our Retail segment’s operating performance through investments in new systems, such as our recent investments in space planning software, which we believe will help us analyze and expand our product margins, retail associate scheduling analysis software, which we believe will help increase our labor efficiencies as we expand into new markets, and an interactive on-line training platform for retail associates, which we believe will improve our sales associates’ selling skills and knowledge. We have implemented and utilized our space planning software for our recent new store openings and plan to implement it in our existing stores during 2006.

At the end of the third fiscal quarter we operated thirteen destination retail stores. On October 14, 2005, we opened our fourteenth destination retail store in Rogers, Minnesota. We also opened destination retail stores in Fort Worth and Buda, Texas in the second fiscal quarter of 2005, and Lehi, Utah in the third fiscal quarter of 2005. These four large-format destination retail stores have added 781,000 square feet, or 59%, to our retail square footage in 2005.

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

Results of Operations

Our third fiscal quarter ends on the Saturday closest to September 30. The three months ended October 1, 2005 and October 2, 2004 each consisted of 13 weeks, and the nine months then ended each had 39 weeks. Our operating results for the three months and nine months ended October 1, 2005 and October 2, 2004, expressed as a percentage of revenue, were as follows:

	Three Months Ended		Nine Months Ended
	October 1, 2005	October 2, 2004	October 1, 2005	October 2, 2004

Revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	59.3%	59.2%	60.2%	60.2%
Gross profit	40.7%	40.8%	39.8%	39.8%

Selling, general and administrative expenses	34.6%	34.2%	35.7%	35.6%
Operating income	6.1%	6.6%	4.1%	4.2%
Interest income	0.0%	0.0%	0.0%	0.0%
Interest expense	(0.8)%	(0.5)%	(0.7)%	(0.6)%
Other income (net)	0.5%	0.5%	0.7%	0.6%
Total other income/(expense)	(0.3)%	0.0%	0.0%	0.0%
Income before provision for income taxes	5.8%	6.6%	4.1%	4.2%
Income tax expense	2.0%	2.3%	1.4%	1.5%
Net income	3.8%	4.3%	2.7%	2.7%

Segment Information

The following table sets forth the revenue and operating income of each of our segments for the three months and nine months ended October 1, 2005 and October 2, 2004.

	Three Months Ended		Nine Months Ended
	October 1, 2005	October 2, 2004	October 1, 2005	October 2, 2004
	(Dollars in thousands)
Direct revenue	$220,241	$220,975	$632,854	$592,668
Retail revenue	172,968	140,464	379,332	327,456
Financial services revenue	32,532	22,276	85,866	53,709
Other revenue	4,012	95	26,162	3,033
Total revenue	$429,753	$383,810	$1,124,214	$976,866

Direct operating income	$28,956	$32,609	$80,728	$81,146
Retail operating income	17,062	22,256	27,208	41,174
Financial services operating income	17,672	10,787	46,356	21,386
Other operating income (loss)	(37,430)	(40,157)	(108,187)	(102,276)
Total operating income	$26,260	$25,495	$46,105	$41,430

As a Percentage of Total Revenue:
Direct revenue	51.2%	57.6%	56.3%	60.7%
Retail revenue	40.2%	36.6%	33.8%	33.5%
Financial services revenue	7.6%	5.8%	7.6%	5.5%
Other revenue	1.0%	0.0%	2.3%	0.3%
Total revenue	100.0%	100.0%	100.0%	100.0%

As a Percentage of Segment Revenue:
Direct operating income	13.1%	14.8%	12.8%	13.7%
Retail operating income	9.9%	15.8%	7.2%	12.6%
Financial services operating income	54.3%	48.4%	54.0%	39.8%
Total operating income (1)	6.1%	6.6%	4.1%	4.2%

(1)
The percentage set forth is a percentage of consolidated revenue rather than revenue by segment as it is based upon our consolidated operating income. A separate line item is not included for Other operating income as this amount is reflected in the total operating income amount, which reflects our consolidated operating results.

For credit card loans securitized and sold, the loans are removed from our balance sheet and the net earnings on these securitized assets after paying outside investors are reflected as a component of our securitization income on a GAAP basis. The following table summarizes the results of our Financial Services segment for the three months and nine months ended October 1, 2005 and October 2, 2004 on a GAAP basis with interest and fee income, interest expense and provision for loan losses for the credit card loans receivable we own reported in net interest income. Non-interest income on a GAAP basis includes servicing income, gains on sales of loans and income recognized on retained interests for the entire securitized portfolio, as well as, interchange income on the entire managed portfolio.

Financial Services Revenue as reported in the Financial Statements:	Three Months Ended		Nine Months Ended
	October 1, 2005	October 2, 2004	October 1, 2005	October 2, 2004
	(Dollars in thousands)
Interest and fee income	$4,639	$3,778	$13,189	$8,789

Interest expense	(726)	(735)	(2,339)	(2,261)
Net interest income	3,913	3,043	10,850	6,528

Non-interest income:
Securitization income (1)	35,576	25,277	94,495	65,648
Other non-interest income	8,069	6,484	22,640	17,752
Total non-interest income	43,645	31,761	117,135	83,400
Less: Customer rewards costs	(15,026)	(12,528)	(42,119)	(36,219)

Financial Services revenue	$32,532	$22,276	$85,866	$53,709

(1)
For the three months and nine months ended October 1, 2005 and October 2, 2004, we recognized gains on sale of credit card loans of $5.2 million, $2.7 million, $12.9 million and $5.6 million, respectively, which are reflected as a component of securitization income.

Our “managed” credit card loans represent credit card loans we own plus securitized credit card loans. Since the financial performance of the managed portfolio has a significant impact on the earnings we will receive from servicing the portfolio, we believe the following table on a “managed” basis is important information to analyze our revenue in the Financial Services segment. This non-GAAP presentation reflects the financial performance of the credit card loans receivable we own plus those that have been sold for the three months and nine months ended October 1, 2005 and October 2, 2004 and includes the effect of recording the retained interests at fair value. Interest, interchange (net of customer rewards) and fee income on both the owned and securitized portfolio are recorded in their respective line items. Interest paid to outside investors on the securitized credit card loans is included with other interest costs and included in interest expense. Credit losses on the entire managed portfolio are included in provision for loan losses. Although our financial statements are not presented in this manner, management reviews the performance of its managed portfolio in order to evaluate the effectiveness of its origination and collection activities, which ultimately affects the income we will receive for servicing the portfolio. The securitization of credit card loans primarily converts interest income, interchange income, credit card fees, credit losses and other income and expense related to the securitized loans into securitization income.

Managed Financial Services Revenue:	Three Months Ended		Nine Months Ended
	October 1, 2005	October 2, 2004	October 1, 2005	October 2, 2004
	(Dollars in thousands)
Interest income	$26,931	$18,536	$73,476	$50,807
Interchange income, net of customer reward costs	15,375	10,562	39,937	27,540
Other fee income	5,555	4,535	14,797	11,737
Interest expense	(10,771)	(6,883)	(28,792)	(18,950)
Provision for loan losses	(5,574)	(5,344)	(17,047)	(15,279)
Other	1,016	870	3,495	(2,146)
Managed Financial Services revenue	$32,532	$22,276	$85,866	$53,709

As a Percentage of Managed Credit Card Loans
Managed Financial Services Revenue:
Interest income	9.5%	8.2%	9.3%	7.8%
Interchange income, net of customer reward costs	5.5%	4.6%	5.0%	4.3%
Other fee income	1.9%	2.0%	1.8%	1.8%
Interest expense	(3.8)%	(3.0)%	(3.6)%	(2.9)%
Provision for loan losses	(2.0)%	(2.4)%	(2.1)%	(2.4)%
Other	0.4%	0.4%	0.4%	(0.3)%
Managed Financial Services revenue	11.5%	9.8%	10.8%	8.3%
Average reported credit card loans	$104,035	$80,933	$104,681	$76,766
Average managed credit card loans	$1,128,336	$908,623	$1,058,134	$863,354

Three Months Ended October 1, 2005 Compared to Three Months Ended October 2, 2004

Revenue

Revenue increased by $46.0 million, or 12.0%, to $429.8 million in the three months ended October 1, 2005 from $383.8 million in the three months ended October 2, 2004 as we experienced revenue growth in our Retail and Financial Services segments. We sold land during the three months ended October 1, 2005, which was the primary contributor to an increase of $4.0 million in Other segment revenue.

Direct Revenue. Direct revenue decreased by $0.8 million, or 0.3%, to $220.2 million in the three months ended October 1, 2005 from $221.0 million in the three months ended October 2, 2004. We believe our new stores in Texas and Utah had an impact on our Direct business around those stores. In addition, external factors such as the recent hurricanes in the gulf coast region and higher fuel prices have affected consumer spending. Internet visits increased 43.0% in the three months ended October 1, 2005 compared to the three months ended October 2, 2004 as our customers are becoming more comfortable with using this medium for placing their orders. The number of customer packages shipped decreased by 0.3% in the three months ended October 1, 2005. The product categories that contributed the largest dollar volume increases to our Direct revenue in the three months ended October 1, 2005 as compared to the three months ended October 2, 2004, included camping, fishing and women’s and children’s clothing.

Retail Revenue. Retail revenue increased by $32.5 million, or 23.1%, to $173.0 million in the three months ended October 1, 2005 from $140.5 million in the three months ended October 2, 2004 due to an increase in new store sales of $44.8 million. New store sales were partially offset by a decrease in comparable store sales of $10.7 million, or 8.7%, compared to the three months ended October 2, 2004. Sales at our Hamburg, Pennsylvania store continued to be down in comparison to the strong sales performance of this store in the third quarter of last year, but did improve by 200 basis points over second quarter 2005 results. We believe our destination retail store revenues were negatively impacted by the increases in fuel prices. Our Hamburg store has also been impacted by a highway construction project and increased competition in the area. The product categories that contributed the largest dollar volume increases to our Retail revenue growth in the three months ended October 1, 2005 as compared to the three months ended October 2, 2004, included hunting equipment, camping gear and marine products.

Financial Services Revenue. Financial Services revenue increased by $10.2 million, or 46.0%, to $32.5 million in the three months ended October 1, 2005 from $22.3 million in the three months ended October 2, 2004 primarily due to an increase in securitization income of $10.3 million and an increase in other non-interest income of $1.6 million. Interest income, which is included in securitization income, increased 45.3% due to growth in cardholder balances, changes in the prime rate and changes to the terms of our cardholder agreements, which increased the amount we charge our cardholders for interest. Interchange income is also included in securitization income and is primarily driven by our customers’ Cabela’s Club® VISA credit card net purchases. VISA net purchases increased by 23.3% over the three months ended October 2, 2004. Changes in the VISA interchange rates accounted for an increase in interchange income of $1.9 million for the three months ended October 1, 2005 compared to the three months ended October 2, 2004. Customer reward costs, which are netted against Financial Services revenue, generally increase at the same rate as VISA net purchases. However, in the three months ended October 1, 2005, customer reward costs increased only $2.5 million, or 19.9%, over the three months ended October 2, 2004. The decrease in the growth rate of customer reward costs as compared to VISA net purchases was caused by the instant credit program implemented in our destination retail stores in the second fiscal quarter of 2005. Instant credit allows customers to find out within minutes if they are approved for credit. Changes in our customer rewards program implemented in connection with instant credit have reduced the customer rewards costs related to the acquisition of new accounts. Compared to the three months ended October 2, 2004, the number of average active accounts grew by 17.3% to 726,507 and the average balance per active account grew by 5.8% to approximately $1,553.

Gross Profit

Gross profit increased by $18.3 million, or 11.7%, to $174.7 million in the three months ended October 1, 2005 from $156.4 million in the three months ended October 2, 2004. Gross profit decreased 0.1% as a percentage of revenue to 40.7% in the three months ended October 1, 2005 from 40.8% in the three months ended October 2, 2004. Gross profit as a percentage of revenue declined due to a decrease in merchandising gross profit as a percentage of revenue, which was offset by an increase in Financial Services revenue, which did not have any corresponding increase in cost of revenue.

Merchandising Business. The gross profit of our merchandising business increased by $5.5 million, or 4.1%, to $139.6 million in the three months ended October 1, 2005 from $134.1 million in the three months ended October 2, 2004. Gross profit decreased by 1.6% as a percentage of merchandise revenue to 35.5% in the three months ended October 1, 2005 from 37.1% in the three months ended October 2, 2004. The decrease was primarily attributable to discounts related to a promotional gift card program that began in August during the third quarter of 2005 compared to September in the comparable quarter of 2004. The promotional gift card program reduced gross margin by $5.7 million, or 1.4% of merchandise revenue, compared to the prior quarter. In the third fiscal quarter of 2004, we experienced a delay in the printing and shipping of the promotional gift cards, and the gross margin impact was primarily shifted to the fourth fiscal quarter of 2004. Our merchandise margins were also impacted by new store openings. We attribute this to the spreading of vendor support payments between three grand openings in the third quarter of 2005 as compared to one grand opening in the third quarter of 2004.  Shipping margin - the shipping income we collect less the cost we pay to ship merchandise to our customers - decreased for the Direct business, impacting our total merchandise gross profit margin by $0.5 million, or 0.1% of merchandise revenue.  Inbound freight expenses - the cost we pay to have goods shipped to our distribution centers and retail stores - increased $1.1 million, or 0.3% of merchandise revenue, decreasing our merchandise gross profit margin.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased by $17.6 million, or 13.4%, to $148.5 million in the three months ended October 1, 2005 from $130.9 million in the three months ended October 2, 2004. Selling, general and administrative expenses were 34.6% of revenue in the three months ended October 1, 2005 compared to 34.2% in the three months ended October 2, 2004. The most significant factors contributing to the increase in selling, general and administrative expenses included:

•
Selling, general and administrative expenses attributed to shared services decreased by $0.1 million over the prior period primarily as a result of decreases in bonus expense and health insurance costs. Our bonus expense is tied to financial performance expectations and decreased by $0.7 million. We experienced decreased health claims activity, which decreased our incurred but not paid self-insured health insurance estimate by $0.7 million compared to the three months ended October 2, 2004. These decreases were offset by an increase in salary and wages of $1.3 million as we added new employees, primarily at our distribution center in Wheeling, West Virginia.

•
Direct selling, general and administrative expenses comprised $2.4 million of the total increase in selling, general and administrative expense and increased primarily as a result of an increase in catalog production costs of $2.0 million, or 6.3%. Catalog costs increased to $34.2 million in the three months ended October 1, 2005 from $32.2 million in the three months ended October 2, 2004. As a percentage of Direct revenue, catalog costs increased to 15.6% in the three months ended October 1, 2005 from 14.6% of Direct revenue in the three months ended October 2, 2004. This increase in catalog costs as a percent of our Direct revenue is due to the lower than expected sales performance of our catalogs in the third fiscal quarter of 2005. The sales performance of our catalogs was impacted in part due to catalogs mailed to hurricane affected areas in the gulf coast region. Salary and wages and related expenses increased $0.6 million. During the current period, we increased the number of employees in our promotions and brand management group as well as one of our smaller Direct subsidiaries. The increases were partially offset by a decrease in employees in our call centers as we continue to reduce our ordering costs as customers become more comfortable with ordering on the Internet.

•
Retail selling, general and administrative expenses comprised $11.9 million of the total increase in selling, general and administrative expense. We incurred new store operating costs of $10.2 million related to our Wheeling, West Virginia store, our two Texas stores and our Lehi, Utah store, which were not open in, or not open for the full comparable quarter of, 2004. We increased our retail expansion and pre-opening costs by $2.2 million during the three months ended October 1, 2005, as we opened our Lehi, Utah store and were in the process of building our Rogers, Minnesota store, which opened in October of 2005. We increased our corporate retail overhead costs by $0.9 million as we continue to build our infrastructure to support our retail growth strategy. Total selling, general and administrative expenses in our comparable store base increased by 0.4% as a percentage of comparable store sales.

•
Financial Services selling, general and administrative expenses comprised $3.4 million of the total increase in selling, general and administrative expense. This was primarily due to increased advertising and promotional costs of $1.6 million due to increases in VISA assessments and new account acquisition costs, including TV advertising and account retention tools. Salary and wages, including related benefits, increased by $1.0 million with the growth of the bank. Third party services increased by $0.5 million as the number of credit card accounts and credit card transactions increased. Professional services increased by $0.3 million primarily related to consulting services for industry data research. Total Financial Services selling, general and administrative costs as a percentage of Financial Services revenue decreased from 51.6% of revenue to 45.7% of revenue.

Operating Income

Operating income increased by $0.8 million, or 3.0%, to $26.3 million in the three months ended October 1, 2005 from $25.5 million in the three months ended October 2, 2004. Operating income as a percentage of revenue decreased to 6.1% in the three months ended October 1, 2005 from 6.6% in the three months ended October 2, 2004 due to the factors discussed above.

Interest Expense

Interest expense increased by $1.3 million to $3.4 million in the three months ended October 1, 2005 from $2.1 million in the three months ended October 2, 2004. The increase in interest was primarily due to an increase in borrowing on our revolving line of credit.

Income Taxes

Our effective tax rate was 35.6% in the three months ended October 1, 2005 as compared to 35.2% in the three months ended October 2, 2004. We expect to experience an increase in our effective tax rate as we open stores in new states and incur additional state income taxes.

Nine Months Ended October 1, 2005 Compared to Nine Months Ended October 2, 2004

Revenue

Revenue increased by $147.3 million, or 15.1%, to $1.124 billion in the nine months ended October 1, 2005 from $976.9 million in the nine months ended October 2, 2004 as we experienced revenue growth in each of our three segments. We sold a significant amount of land during the nine months ended October 1, 2005, which was the primary contributor to an increase of $23.1 million in Other segment revenue.

Direct Revenue. Direct revenue increased by $40.2 million, or 6.8%, to $632.9 million in the nine months ended October 1, 2005 from $592.7 million in the nine months ended October 2, 2004 primarily due to growth in sales through our website and strong performance from our catalogs in the first half of the year. Internet visits increased 29.1% in the nine months ended October 1, 2005 compared to the nine months ended October 2, 2004. The number of customer packages shipped increased by 11.1% in the nine months ended October 1, 2005. We had a stronger than anticipated response to a promotion in the first quarter of fiscal 2005, and we believe that the increase in fuel prices drove more of our customers to order through our Direct channel in the first half of the year. However, sales declined in the third quarter of 2005 compared to the third quarter of 2004. We believe this was due to the impact of our new Retail stores on our Direct sales in the surrounding areas and to the economic conditions that prevailed after the recent hurricanes that affected the gulf coast region. The product categories that contributed the largest dollar volume increases to our Direct revenue growth in the nine months ended October 1, 2005 as compared to the nine months ended October 2, 2004, included camping, hunting equipment and fishing.

Retail Revenue. Retail revenue increased by $51.8 million, or 15.8%, to $379.3 million in the nine months ended October 1, 2005 from $327.5 million in the nine months ended October 2, 2004 due to new store sales of $77.0 million. New store sales were partially offset by a decrease in comparable store sales of $22.1 million, or 7.2%, compared to the nine months ended October 2, 2004. We believe that the increase in fuel prices has negatively impacted our Retail revenues. The product categories that contributed the largest dollar volume increases to our Retail revenue growth in the nine months ended October 1, 2005 as compared to the nine months ended October 2, 2004, included hunting equipment, camping and marine.

Financial Services Revenue. Financial Services revenue increased by $32.2 million, or 59.9%, to $85.9 million in the nine months ended October 1, 2005 from $53.7 million in the nine months ended October 2, 2004 primarily due to an increase in securitization income of $28.8 million and an increase in net interest income of $4.3 million. Interest income, which is included in securitization income, increased 44.6% due to growth in cardholder balances, changes in the prime rate and changes to the terms of our cardholder agreements. Interchange income is included in securitization income and is primarily driven by our customers’ Cabela’s Club® VISA credit card net purchases. VISA net purchases increased by 22.0% over the nine months ended October 2, 2004. VISA increased the interchange rates during the nine months ended October 1, 2005, which accounted for an increase in interchange income of $4.3 million compared to the nine months ended October 2, 2004. Customer reward costs, which are netted against Financial Services revenue, generally increase at the same rate as VISA net purchases. However, in the nine months ended October 1, 2005, customer reward costs increased only $5.9 million, or 16.3%, over the nine months ended October 2, 2004. The decrease in the growth rate of customer reward costs as compared to VISA net purchases was caused by changes in some of our promotional event campaigns, the implementation of instant credit and a cost sharing program implemented with our retail stores, whereby our retail stores cover a larger portion of the customer reward costs for special events. The instant credit program was implemented in our destination retail stores in the second fiscal quarter of 2005. It allows customers to find out within minutes if they are approved for credit. Changes in our customer rewards program implemented in connection with instant credit have reduced the customer rewards costs related to the acquisition of new accounts. The increase in securitization income was also due to a $3.1 million loss from a term securitization transaction that was included in the results for the nine months ended October 2, 2004. We did not have any new term securitization transactions in the nine months ended October 1, 2005. Compared to the nine months ended October 2, 2004, the number of average active accounts grew by 17.0% to 704,329 and the average balance per active account grew by 4.8% to approximately $1,502.

Gross Profit

Gross profit increased by $58.6 million, or 15.1%, to $447.1 million in the nine months ended October 1, 2005 from $388.5 million in the nine months ended October 2, 2004. Gross profit was flat as a percentage of revenue at 39.8% for both nine month periods. Gross profit margin increased primarily as a result of an increase in Financial Services revenue, which did not have any corresponding increase in cost of revenue. The increase from Financial Services revenue was offset by a year to date decrease in merchandising gross profit margin.

Merchandising Business. The gross profit of our merchandising business increased by $21.3 million, or 6.4%, to $356.3 million in the nine months ended October 1, 2005 from $335.0 million in the nine months ended October 2, 2004. Gross profit decreased by 1.2% as a percentage of merchandise revenue to 35.2% in the nine months ended October 1, 2005 from 36.4% in the nine months ended October 2, 2004. The decrease was attributable to a promotional gift card program in the third fiscal quarter, discounted sales of seasonal merchandise at our retail stores in the first fiscal quarter, new store opening differences, increased shipping expenses in our Direct business and increased inbound freight expenses due to increases in fuel prices. Our promotional gift card program reduced gross margin by $5.7 million, or 0.6% of merchandise revenue. In the third fiscal quarter of 2004, we experienced a delay in the printing and shipping of the promotional gift cards, and the gross margin impact was primarily shifted to the fourth fiscal quarter of 2004. Our merchandise margins are also impacted by new store openings. We attribute this to the spreading of vendor support payments between three store grand openings in the first nine months of 2005, compared to one store grand opening in the first nine months of 2004. Shipping margin - shipping income we collect from our customers less the cost we pay to ship merchandise to our customers - decreased for the Direct business, impacting our total merchandise gross profit margin by $3.1 million, or 0.3% of merchandise revenue. Inbound freight expenses - the cost we pay to have goods shipped to our distribution centers and retail stores - increased $7.8 million, or 0.8% of merchandise revenue, decreasing our merchandise gross profit margin.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased by $53.9 million, or 15.5%, to $401.0 million in the nine months ended October 1, 2005 from $347.1 million in the nine months ended October 2, 2004. Selling, general and administrative expenses were up slightly as a percentage of revenue at 35.7% in the nine months ended October 1, 2005 compared to 35.6% in the nine months ended October 2, 2004. The most significant factors contributing to the increase in selling, general and administrative expenses included:

•
Selling, general and administrative expenses attributed to shared services increased by $11.0 million over the prior period primarily as a result of increases in salary and wages and related benefits of $8.1 million. We added new employees at our distribution center in Wheeling, West Virginia that opened in the third quarter of 2004. Depreciation increased by $1.9 million in the nine months ended October 1, 2005 compared to the nine months ended October 2, 2004 primarily due to furniture and equipment additions in our corporate offices along with additional investments in our distribution centers.

•
Direct selling, general and administrative expenses comprised $11.8 million of the total increase in selling, general and administrative expense and increased primarily as a result of an increase in catalog production costs of $4.9 million, or 5.7%. Catalog costs increased to $91.3 million in the nine months ended October 1, 2005 from $86.4 million in the nine months ended October 2, 2004. However, as a percentage of Direct revenue, catalog costs improved to 14.4% of Direct revenue in the nine months ended October 1, 2005 from 14.6% of Direct revenue in the nine months ended October 2, 2004. This improvement in catalog costs as a percent of our Direct revenue was primarily due to the strong sales performance of our catalogs in the first half of the year. Salary and wages, including related benefits, increased $3.7 million as the number of employees in some of our smaller subsidiaries and in our promotions and brand management group increased. Advertising increased by $2.0 million, primarily related to Internet advertising commissions. Credit card discount fees increased by $1.1 million due to the increase in Internet credit card sales transactions, which carry a higher credit card discount rate. Insurance and benefits increased by $1.1 million for the Direct segment primarily due to an increase in standard insurance rates charged to some of our smaller subsidiaries as the number of their employees increased.

•
Retail selling, general and administrative expenses comprised $23.9 million of the total increase in selling, general and administrative expense. We incurred new store operating costs of $17.5 million related to stores not open in, or not open for the full comparable period of, 2004. We increased our retail expansion costs by $5.6 million during the nine months ended October 1, 2005, as we opened two new stores in Texas, one new store in Lehi, Utah and prepared for the opening of our Rogers, Minnesota store in October 2005. We increased our corporate retail overhead costs by $1.4 million as we continue to build our infrastructure to support our retail growth strategy. Total comparable store selling general and administrative costs as a percentage of related revenue were flat.

•
Financial Services selling, general and administrative expenses comprised $7.2 million of the total increase in selling, general and administrative expense. Salary and wages, including related benefits, increased by $2.7 million with the growth of the bank. Advertising costs increased by $1.7 million due to increases in VISA assessments and new account acquisition costs, including TV advertising and account retention tools. Costs of bad debt expense increased by $1.2 million, primarily due to an increase in counterfeit fraud. Our bad debts relating to fraud are less than industry standards. Third party services increased by $1.0 million as the number of credit card accounts and credit card transactions increased. Total Financial Services selling, general and administrative expenses as a percentage of Financial Services revenue decreased from 60.2% in the nine months ended October 2, 2004 to 46.0% in the nine months ended October 1, 2005.

Operating Income

Operating income increased by $4.7 million, or 11.3%, to $46.1 million in the nine months ended October 1, 2005 from $41.4 million in the nine months ended October 2, 2004. Operating income as a percentage of revenue decreased to 4.1% in the nine months ended October 1, 2005 from 4.2% in the nine months ended October 2, 2004 due to the factors discussed above.

Interest Expense

Interest expense increased to $7.9 million in the nine months ended October 1, 2005 from $6.1 million in the nine months ended October 2, 2004. The increase in interest is primarily due to an increase in borrowing on our revolving line of credit and an increase in interest recorded from a capital lease that was signed in the third quarter of 2004.

Income Taxes

Our effective tax rate was 35.6% in the nine months ended October 1, 2005 as compared to 35.0% in the nine months ended October 2, 2004. We expect to experience an increase in our effective tax rate as we open stores in new states and incur additional state income taxes.

Bank Asset Quality

We securitize a majority of our credit card loans. On a quarterly basis, we transfer eligible credit card loans into a securitization trust. This does not have any income statement impact until we issue a term debt instrument from our securitization trust. We are required to own at least a minimum twenty day average of 5% of the interests in the securitization trust. Therefore, these retained loans have the same characteristics as those loans sold to outside investors. Certain accounts are ineligible for securitization because they are delinquent at the time of addition, originated from sources other than Cabela’s Club credit cards and various other requirements. The total amount of ineligible receivables we owned were $10.8 million and $6.1 million as of October 1, 2005 and January 1, 2005, respectively. Of the $10.8 million in ineligible receivables outstanding at October 1, 2005, $10.0 million were originated from sources other than Cabela’s Club credit cards.

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

	October 1, 2005	January 1, 2005	October 2, 2004
Number of days delinquent

Greater than 30 days	0.65%	0.71%	0.79%
Greater than 60 days	0.36%	0.41%	0.43%
Greater than 90 days	0.15%	0.19%	0.18%

Charge-offs

    Gross charge-offs reflect the uncollectible principal, interest and fees on a customer's account. Recoveries reflect the amounts collected on previously charged-off accounts. We believe that most bankcard issuers charge off accounts at 180 days. We charge off accounts on the 24th day of the month after an account becomes 115 days contractually delinquent, except in the case of cardholder bankruptcies and cardholder deaths. Cardholder bankruptcies are charged off 30 days after notification, and delinquencies caused by cardholder deaths are charged off on the 24th day of the month after an account is 60 days contractually delinquent. As a result, our charge-off rates are not directly comparable to other participants in the bankcard industry. On October 17, 2005, the Bankruptcy Reform Act was enacted, which makes it more difficult to file bankruptcy and have certain debts forgiven. We experienced an increase in the number of cardholders filing for bankruptcy before the October 17th deadline. This was included in our provision for bad debts in the third quarter of 2005, and we expect to have a small negative impact in the fourth fiscal quarter followed by a slight improvement in charge-offs as it becomes more difficult to file for bankruptcy. Our charge-off activity for the managed portfolio for the three months and nine months ended October 1, 2005 and October 2, 2004 is summarized below:

	Three Months Ended		Nine Months Ended
	October 1, 2005	October 2, 2004	October 1, 2005	October 2, 2004
	(Dollars in thousands)
Gross charge-offs	$5,997	$5,843	$19,318	$17,096
Less: Recoveries	(957)	(849)	(3,120)	(2,517)
Net charge-offs	5,040	4,994	16,198	14,579
Net charge-offs as a percentage of average managed loans	1.79%	2.20%	2.04%	2.25%

Liquidity and Capital Resources
Overview

Our merchandising business and our Financial Services segment have significantly different liquidity and capital needs. The primary cash requirements of our merchandising business relate to purchase of inventory, capital for new destination retail stores, purchases of economic development bonds related to the development of new destination retail stores, investments in our management information systems and other infrastructure, and other general working capital needs. We historically have met these requirements by generating cash from our merchandising business operations, borrowing under revolving credit facilities, issuing debt and equity securities, obtaining economic development grants from state and local governments in connection with developing our destination retail stores and collecting principal and interest payments on our economic development bonds. The cash flow we generate from our merchandising business is seasonal, with our peak cash requirements for inventory occurring between August and November. While we have consistently generated overall positive annual cash flow from our operating activities, other sources of liquidity are generally required by our merchandising business during these peak cash use periods. These sources historically have included borrowings under our revolving credit facility and access to debt markets, such as the private placement of long-term debt securities we completed in September 2002. While we generally have been able to manage our cash needs during peak periods, if any disruption occurred to our funding sources, or if we underestimated our cash needs, we would be unable to purchase inventory and otherwise conduct our merchandising business to its maximum effectiveness which would result in reduced revenues and profits.

The primary cash requirements of our Financial Services segment relate to the generation of credit card loans and the purchase of rewards used in the customer loyalty rewards program from our merchandising business. The bank obtains funds for these purposes through various financing activities, which include engaging in securitization transactions, borrowing under federal funds agreements, selling certificates of deposit and generating cash from operations. Our bank’s charter is limited to issuing credit cards and selling brokered certificates of deposit of $100,000 or more, and it does not accept demand deposits or make non-credit card loans. Consequently, our bank cannot lend money to Cabela’s Incorporated or our other affiliates. The bank is subject to capital requirements imposed by Nebraska banking law and the VISA membership rules, and its ability to pay dividends is limited by Nebraska and federal banking law.

We have focused on generating cash from our existing assets such as the sale of land around our destination retail stores and the monetization of our economic development bonds. On August 3, 2005, the local government in Kansas City retired $56.9 million in bonds and accrued interest we owned related to our Kansas City store, and we expect the remaining $3.5 million of bonds we own related to that store to be repaid over the next nine months.  In addition, on September 2, 2005, the local government in Prairie Du Chien, Wisconsin retired $4.3 million in bonds and accrued interest we owned related to our Prairie Du Chien store and distribution center. We also completed an amendment and restatement of our revolving credit facility in July 2005, which increased available funds for working capital borrowings.  See “— Credit Facilities and Other Indebtedness.”

We believe that we will have sufficient capital available from current cash on hand, operations, our revolving credit facility, other borrowing sources and the continuing monetization of our economic development bonds to fund our existing operations and growth plan for the next fifteen to eighteen months.

Operating, Investing and Financing Activities

Cash used by operating activities was $138.9 million in the nine months ended October 1, 2005 as compared with $139.7 million in the nine months ended October 2, 2004. The $0.8 million decrease in cash used by operating activities was due to an increase in cash provided by proceeds from securitized credit cards of $55.5 million, an increase in land sales net of land purchases of $19.5 million and an increase in deferred income taxes of $15.5 million. The increases in cash provided from operations were offset by increases in cash used from operations from the growth in our inventory of $59.4 million, the growth in cash paid for income taxes of $20.4 million and an increase in cash used for accounts payable of $11.0 million. We had a term securitization transaction in the first nine months of 2004 that caused the difference in cash provided by proceeds from credit card loans. We increased cash used for inventory by $59.4 million primarily as a result of buying inventory for the 59% increase in Retail square footage, which includes the additional inventory for the October opening of our Rogers, Minnesota store, and buying inventory to support the increase in Direct sales. The increase in cash paid for income taxes was due to increased quarterly installment payments on income taxes. The increase in cash used for accounts payable was primarily due to an increase in the amount of letters of credit and other terms we utilized for inventory purchases.

Cash used in investing activities was $143.6 million in the nine months ended October 1, 2005 as compared with $79.9 million in the nine months ended October 2, 2004. The $63.7 million increase in cash used for investing activities was due to a $105.7 million increase in capital expenditures, an increase in purchases of marketable securities of $7.6 million and an increase in notes receivable of $4.9 million, all of which were related to building our four new destination retail stores. Use of cash for our credit card loans receivable increased by $4.8 million as we increased the growth of our co-branded accounts. These increases in uses of cash were partially offset by the proceeds from retirement of economic development bonds of $60.6 million.

Cash provided by financing activities was $91.5 million in the nine months ended October 1, 2005 as compared with $106.0 million in the nine months ended October 2, 2004. The $14.5 million decrease in cash provided by financing activities was due to an increase of $29.7 million in the maturities of time deposits paid by our bank. The first installment on our private placement notes issued in September 2002 was paid increasing payments on long-term debt by $25.3 million. The remaining amount was the difference in cash received from our initial public offering in the nine months ended October 2, 2004 of $114.3 million compared to the cash borrowed and paid on our revolving line of credit of $156.4 million in the nine months ended October 1, 2005.

As of October 1, 2005, we had material cash commitments in the amount of $24.0 million for fiscal 2005 and $254.5 million for fiscal 2006 and 2007 for estimated capital expenditures and the purchase of future economic development bonds in connection with the construction and development of new destination retail stores. In addition, we are obligated to fund the remaining $26.0 million of economic development bonds and construction costs related to the expansion of our distribution center in Wheeling, West Virginia throughout fiscal 2005 and 2006.

We have announced plans for retail site locations in Reno, Nevada, East Hartford, Connecticut, Richfield, Wisconsin and LaVista, Nebraska for which material commitments were not signed as of October 1, 2005. These locations are still being negotiated and will be subject to customary conditions to closing. We expect the total cost of each of these destination retail stores, including the cost of economic development bonds, to fall in the estimated range of $40 to $80 million each. We expect to incur costs for two of these locations in 2006 and two in 2007.

We expect to incur total capital expenditures, including the purchase of economic development bonds related to our retail stores, in the range of $225 million to $275 million in fiscal 2005. This number could increase depending on the timing of land acquisitions for our future stores.

Grants and Economic Development Bonds

Grants. Under various grant programs, state or local governments provide funding for certain costs associated with developing and opening a new destination retail store. We generally have received grant funding in exchange for commitments, such as assurance of agreed employment and wage levels at our destination retail stores or that the destination retail store will remain open, made by us to the state or local government providing the funding. The commitments typically phase out over approximately five to ten years. If we fail to maintain the commitments during the applicable period, the funds we received may have to be repaid or other adverse consequences may arise, which could affect our cash flows and profitability. As of October 1, 2005 and January 1, 2005, the total amount of grant funding subject to a specific contractual remedy was $17.4 million and $17.7 million, respectively. Portions of seven of our destination retail stores, such as wildlife displays and museums, are subject to forfeiture provisions. In addition, there are 30.3 acres of undeveloped property subject to forfeiture provisions. We expect to forfeit 15.3 acres of this undeveloped property in the fourth fiscal quarter of 2005 as a result of not developing or selling this property during the agreed upon period. The 15.3 acres expected to be forfeited has no basis and therefore the forfeiture will not create an income statement impact.

Economic Development Bonds. Through economic development bonds, the state or local government sells bonds to provide funding for land acquisition, readying the site, building infrastructure and related eligible expenses associated with the construction and equipping of our destination retail stores. We typically have been the sole purchaser of these bonds. The bond proceeds that are received by the governmental entity are then used to fund portions of the cost of constructing and equipping new destination retail stores and related infrastructure development. While purchasing these bonds involves an initial cash outlay by us, some or all of these costs can be recaptured through the repayments of the bonds. The payments of principal and interest on the bonds are typically tied to sales, property or lodging taxes generated from the store and, in some cases, from businesses in the surrounding area, over periods which range between 10 and 30 years. In addition, some of the bonds that we have purchased may be repurchased for par value by the governmental entity prior to the maturity date of the bonds. However, the governmental entity from which we purchase the bonds is not otherwise liable for repayment of principal and interest on the bonds to the extent that the associated taxes are insufficient to pay the bonds. In one location, the bonds will become subordinated to other bonds associated with the development if we fail to continue to operate the store over a prescribed period. After purchasing the bonds, we typically carry them on our balance sheet as “available for sale” marketable securities and value them based upon management’s projections of the amount of tax revenue that will be generated to support principal and interest payments on the bonds. We have limited experience in valuing these bonds and, because of the unique features of each project, there is no independent market data for valuation of these types of bonds. If sufficient tax revenue is not generated by the subject properties, we will not receive scheduled payments and will be unable to realize the full value of the bonds carried on our balance sheet. As of October 1, 2005 and January 1, 2005, we carried $142.9 million and $144.6 million, respectively, of economic development bond receivables on our balance sheet.

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

Furthermore, poor performance of our securitized credit card loans, including increased delinquencies and credit losses, lower payment rates or a decrease in excess spreads below certain thresholds, could result in a downgrade or withdrawal of the ratings on the outstanding securities issued in our securitization transactions, cause early amortization of these securities or result in higher required credit enhancement levels. This could jeopardize our ability to complete other term securitization transactions on acceptable terms, decrease our liquidity and force us to rely on other potentially more expensive funding sources, to the extent available, which would decrease our profitability. We are currently negotiating a new credit card securitization in an initial amount of $250.0 million that we expect to close in the fourth fiscal quarter of 2005. The total amount and maturities for our credit card securitizations as of October 1, 2005 were as follows:

Series	Type	Initial Amount	Certificate Rate	Expected Final
	(Dollars in thousands)
Series 2001-2	Term	$250,000	Floating	November 2006

Series 2003-1	Term	$300,000	Floating (2)	January 2008

Series 2003-2	Variable Funding	$300,000 (1)	Floating	June 2006

Series 2004-I	Term	$ 75,000	Fixed	March 2009

Series 2004-II	Term	$175,000	Floating	March 2009

(1)	We extended the Series 2003-2 facility to June 2006 and amended it to include an additional $50.0 million temporary increase for seasonal purposes from December 1 to February 28, if needed.
(2)	The trust entered into an agreement to convert the floating rate certificate into a fixed rate obligation.

Certificates of Deposit

We utilize certificates of deposit to partially finance the operating activities of our bank. Our bank issues certificates of deposit in a minimum amount of $100,000 in various maturities. As of October 1, 2005, we had $79.8 million of certificates of deposit outstanding with maturities ranging from July 2005 to June 2015 and with a weighted average effective annual fixed rate of 3.73%. Certificate of deposit borrowings are subject to regulatory capital requirements.

Credit Facilities and Other Indebtedness

On July 15, 2005, we amended and restated our credit agreement with several banks. The amended and restated credit agreement provides for a $325 million unsecured revolving credit facility and expires on June 30, 2010. In addition, the credit agreement was amended to eliminate certain limitations with regard to the temporary pay down of revolving loans. During the term of the facility, we are required to pay a facility fee, which ranges from 0.100% to 0.250%. We may elect to take advances at interest rates calculated at U.S. Bank National Association’s prime rate (or, if greater, the average rate on the federal funds rate in effect for the day plus one-half of one percent) or the Eurodollar rate of interest plus a margin, which adjusts, based upon certain financial ratios achieved and ranges from 0.650% to 1.350%. The credit agreement permits the issuance of up to $150 million in letters of credit and standby letters of credit, the nominal amount of which are applied against the overall credit limit available under the revolver. The credit facility may be increased to $450 million upon our request and with the consent of the banks party to the credit agreement. The average outstanding amount of letters of credit during the nine months ended October 1, 2005 was $46.3 million. There was $156.4 million in outstanding principal borrowings under the credit facility as of October 1, 2005. Our total remaining borrowing capacity under the credit facility as of October 1, 2005, after subtracting outstanding letters of credit of $53.8 million, and standby letters of credit of $6.4 million, was $108.4 million. The credit agreement requires that we comply with several financial and other covenants, including requirements that we maintain the following financial ratios as set forth in the credit agreement:

•
A fixed charge coverage ratio of no less than 1.50 to 1.00 as of the last day of any fiscal quarter. The fixed charge coverage ratio is defined as (a) EBITR minus the sum of any cash dividends, tax expenses paid in cash, in each case for the twelve month period ending on the last day of the fiscal quarter, and to the extent not included, or previously included, in the calculation of EBITR, any cash payments with respect to contingent obligations, to (b) the sum of interest expense, all required principal payments with respect to coverage indebtedness and operating lease obligations, in each case for the twelve month period ending on the last day of the fiscal quarter. Our credit agreement defines EBITR as net income before deductions for income taxes, interest expense and operating lease obligations; and

•
A cash flow leverage ratio of no more than 3.00 to 1.00 as of the last day of any fiscal quarter for the twelve month period ending on that day. The cash flow leverage ratio is defined as adjusted coverage indebtedness (average indebtedness of the Company on a consolidated basis for the preceding four fiscal quarters determined in accordance with GAAP excluding: (a) liabilities of WFB, (b) long term deferred compensation, (c) long term deferred taxes, (d) any current liabilities (other than coverage indebtedness), and (e) deferred grant income) to EBITDA.  Our credit agreement defines EBITDA as net income before deductions for income taxes, interest expense, depreciation and amortization, all as determined on a consolidated basis in accordance with GAAP; and

•
A minimum tangible net worth of no less than $350,000 plus 50% of positive consolidated net income on a cumulative basis for each fiscal year beginning with the fiscal year ended 2005 as of the last day of any fiscal quarter. Tangible net worth is equity less intangible assets.

In addition, the credit agreement contains cross default provisions to other outstanding debt. In the event we fail to comply with these covenants, a default is triggered. In the event of default, all outstanding letters of credit and all principal and outstanding interest would immediately become due and payable.

In addition, our new credit agreement includes a limitation that we may not pay dividends to our stockholders in excess of 50% of our prior year's consolidated EBITDA and a provision that permits acceleration by the lenders in the event there is a "change in control." Our credit agreement defines "EBITDA" to mean our net income before deductions for income taxes, interest expense, depreciation and amortization. Based upon this EBITDA calculation for fiscal 2004, dividends would not be permissible in fiscal 2005 in excess of $68.8 million. Our credit agreement defines a "change in control" to mean any of the following circumstances: (a) we cease to own, directly or indirectly, 100% of the shares of each class of the voting stock or other equity interest of each other borrower that has or has had total assets in excess of $10.0 million; (b) the acquisition or ownership, directly or indirectly, beneficially or of record, by any person or group (within the meaning of the Securities Exchange Act of 1934 and the rules of the Securities and Exchange Commission thereunder as in effect on July 15, 2005, of equity interests representing more than 25% of the aggregate ordinary voting power represented by our issued and outstanding equity interests (other than equity interests held by Richard N. Cabela or James W. Cabela or a group controlled by Richard N. Cabela or James W. Cabela); or (c) occupation of a majority of the seats (other than vacant seats) on our board of directors by persons who were neither (i) nominated by our board of directors nor (ii) appointed by directors so nominated. Our credit agreement provides that all loans or deposits from us or any of our subsidiaries to our bank cannot exceed $75.0 million in the aggregate at any time when loans are outstanding under the revolving credit facility.

Our bank entered into an unsecured uncommitted Federal Funds Sales Agreement with a bank on October 7, 2004. The maximum amount of funds which can be outstanding is $25.0 million of which no amounts were outstanding at October 1, 2005. On October 8, 2004, our bank entered into an unsecured uncommitted Federal Funds Line of Credit Agreement with another bank. The maximum amount of funds which can be outstanding is $40.0 million of which no amounts were outstanding at October 1, 2005.

In addition to our credit facilities, we have accessed the private placement debt markets. We currently have two such note issuances outstanding. In September 2002, we issued $125.0 million in senior unsecured notes bearing interest at a fixed rate of 4.95%, repayable in five annual installments of $25.0 million beginning on September 5, 2005. The aggregate principal balance on these notes as of October 1, 2005 was $100.0 million. In January 1995, we issued $20.0 million in senior unsecured notes bearing interest at fixed rates ranging between 8.79% and 9.19% per year. The notes amortize, with principal and interest payable in the amount of $0.3 million per month through January 1, 2007, thereafter decreasing to $0.1 million per month through January 1, 2010. The aggregate principal balance of these notes as of October 1, 2005 was $6.1 million. Both note issuances provide for prepayment penalties based on yield maintenance formulas.

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

As of October 1, 2005, we were in compliance with all of the covenants under our credit agreement and unsecured notes. We may or may not engage in future long-term borrowing transactions to fund our operations or our growth plans. Whether or not we undertake such borrowings will depend on a variety of factors, including prevailing interest rates, our retail growth plans, our financial strength, alternative sources and costs of funding and our management's assessment of potential returns on investment that may be realized from the proceeds of such borrowings.

Off-Balance Sheet Arrangements

Operating leases - We lease various items of office equipment and buildings, all of which are recorded in our selling, general and administrative expenses.

Credit Card Limits - The bank bears off-balance sheet risk in the normal course of its business. One form of this risk is through the bank's commitment to extend credit to cardholders up to the maximum amount of their credit limits. The aggregate of such potential funding requirements totaled $7.1 billion and $6.0 billion as of October 1, 2005 and January 1, 2005, respectively, which amounts were in addition to existing balances cardholders had at such dates. These funding obligations are not included on our consolidated balance sheet. While the bank has not experienced, and does not anticipate that it will experience, a significant draw down of unfunded credit lines by customers, a significant draw down would create a cash need at the bank which likely could not be met by our available cash and funding sources. The bank has the right to reduce or cancel these available lines of credit at any time.

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

	October 1, 2005	January 1, 2005	October 2, 2004
As a percentage of total balances outstanding

Balances carrying interest rate based upon the national prime lending rate.	61.5%	57.2%	59.8%
Balances carrying an interest rate of 9.99%.	2.4%	3.1%	2.7%
Balances carrying an interest rate of 0.00%	0.1%	0.0%	0.0%
Balances not carrying interest because their previous month's balance was paid in full.	36.0%	39.6%	37.5%

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

Management performs a projected interest rate gap analysis over a rolling twelve-month period to measure the effects of the timing of the repricing of our interest sensitive assets and liabilities. Based on this analysis, we believe that if there is an immediate 100 basis point, or 1.0%, increase in the market rates for which our assets and liabilities are indexed during the next twelve months, our projected operating results would not be materially affected. Management has also performed a projected interest rate gap analysis, over the same rolling twelve-month period, to measure the effects of a change in spread between the prime interest rate and the LIBOR interest rate. Based on this analysis, we believe that an immediate 50 basis point, or 0.5%, decrease or increase in this spread would cause a decrease or increase of $3.5 million to $3.7 million on the projected pre-tax income of our Financial Services segment over the next twelve months, which could have a material effect on our operating results.

Merchandising Interest Rate Risk

One of our economic development bond agreements is priced at a variable interest rate with its base rate tied to prime rate and adjusted annually in November. We do not believe the interest rate changes will have a material impact on our operations.

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

Item 4.   Controls and Procedures.

In response to recently enacted changes in the laws and regulations affecting public companies, including the provisions of the Sarbanes Oxley Act of 2002, we continue to devote significant resources and time to comply with these new requirements. In particular, we are currently undertaking a full analysis and documentation of the Company’s internal control over financial reporting. Our testing and analysis is continuing and will be completed in connection with our evaluation of our internal control over financial reporting as of the end of the current fiscal year. This additional testing may identify deficiencies in our internal control over financial reporting and we may conclude that the identified deficiencies rise to the level of significant deficiencies or material weaknesses in internal control over financial reporting.

Under the direction of our Chief Executive Officer and Chief Financial Officer, we evaluated our disclosure controls and procedures and internal control over financial reporting and concluded that (i) our disclosure controls and procedures were effective as of October 1, 2005, and (ii) no change in internal control over financial reporting occurred during the quarter ended October 1, 2005, that has materially affected, or is reasonably likely to materially affect, such internal control over financial reporting.

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

Item 4.    Submission of Matters to Vote of Security Holders.

  Not applicable.

Item 5.   Other Information.

  Not applicable.

Item 6.   Exhibits.

(a)	Exhibits.

Exhibit Number	Description

10	First Amendment Agreement to Note Purchase Agreements dated as of September 5, 2002, among Cabela’s Incorporated and various purchasers party thereto

31.1	Certification of CEO Pursuant to Rule 13a-14(a) under the Exchange Act

31.2	Certification of CFO Pursuant to Rule 13a-14(a) under the Exchange Act

32	Certifications Pursuant to 18 U.S.C. Section 1350

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CABELA'S INCORPORATED

Dated: November 4, 2005	By:	/s/ Dennis Highby
Dennis Highby
President and Chief Executive Officer

Dated: November 4, 2005	By:	/s/ Ralph W. Castner
Ralph W. Castner
Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description

10	First Amendment Agreement to Note Purchase Agreements dated as of September 5, 2002, among Cabela’s Incorporated and various purchasers party thereto

31.1	Certification of CEO Pursuant to Rule 13a-14(a) under the Exchange Act

31.2	Certification of CFO Pursuant to Rule 13a-14(a) under the Exchange Act

32	Certifications Pursuant to 18 U.S.C. Section 1350