Form 10-K
period 2005-12-31
CABELAS INC
filed 2006-03-01
CIK 1267130

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

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

Securities registered pursuant to Section 12 (b) of the Act:

Title of each class	Name of each exchange on which registered
Class A Common Stock, par value $0.01 per share	New York Stock Exchange

Securities registered pursuant to Section 12 (g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for at least the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act).

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $787,862,086 as of July 2, 2005 (the last business day of the registrant’s most recently completed second fiscal quarter) based upon the closing price of the registrant’s Class A Common Stock on that date as reported on the New York Stock Exchange. For the purposes of this disclosure only, the registrant has assumed that its directors and executive officers and the beneficial owners of 5% or more of its voting common stock as of July 2, 2005 are affiliates of the registrant.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common stock, $0.01 par value: 65,052,545 shares, including 8,073,205 shares of non-voting common stock, as of February 20, 2006.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for the Annual Meeting of Shareholders to be held May 10, 2006, are incorporated by reference into Part II and Part III of this Form 10-K to the extent stated herein.

CABELA’S INCORPORATED

FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2005

PART I

ITEM 1. BUSINESS

Special Note Regarding Forward-Looking Statements

This report contains “forward-looking statements” that are based on our beliefs, assumptions and expectations of future events, taking into account the information currently available to us. All statements other than statements of current or historical fact contained in this report are forward-looking statements within the meaning of the Private Securities Litigation Reform Act. The words “believe,” “may,” “should,” “anticipate,” “estimate,” “expect,” “intend,” “objective,” “seek,” “plan,” and similar statements are intended to identify forward-looking statements. Forward-looking statements involve risks and uncertainties that may cause our actual results, performance or financial condition to differ materially from the expectations of future results, performance or financial condition we express or imply in any forward-looking statements. These risks and uncertainties include, but are not limited to: the ability to negotiate favorable purchase, lease and/or economic development arrangements; expansion into new markets; market saturation due to new destination retail store openings; the rate of growth of general and administrative expenses associated with building a strengthened corporate infrastructure to support our growth initiatives; increasing competition in the outdoor segment of the sporting goods industry; the cost of our products; supply and delivery shortages or interruptions; adverse weather conditions, unseasonal weather conditions which impact the demand for our products; fluctuations in operating results; adverse economic conditions causing a decline in discretionary consumer spending; the cost of fuel increasing; delays in road construction and/or traffic planning around our new destination retail stores; road construction around our existing destination retail stores; labor shortages or increased labor costs; changes in consumer preferences and demographic trends; increased government regulation; inadequate protection of our intellectual property; decreased interchange fees received by our financial services business as a result of the current interchange litigation against VISA; other factors that we may not have currently identified or quantified; and other risks, relevant factors and uncertainties identified in the “Risk Factors” section of this report. Given the risks and uncertainties surrounding forward-looking statements, you should not place undue reliance on these statements. Our forward-looking statements speak only as of the date of this report. Other than as required by law, we undertake no obligation to update or revise forward-looking statements, whether as a result of new information, future events or otherwise.

Overview

We are the world’s largest direct marketer, and a leading specialty retailer, of hunting, fishing, camping and related outdoor merchandise. Since our founding in 1961, Cabela’s has grown to become one of the most well-known outdoor recreation brands in the world, and we have long been recognized as the World’s Foremost Outfitter. Through our well-established direct business and our growing number of destination retail stores, we believe we offer the widest and most distinctive selection of high-quality outdoor products at competitive prices while providing superior customer service. We also issue the Cabela’s Club VISA® credit card, which serves as our primary customer loyalty rewards program.

Our extensive product offering consists of fifty-two product categories and includes hunting, fishing, marine and camping merchandise, casual and outdoor apparel and footwear, optics, vehicle accessories, gifts and home furnishings with an outdoor theme. Our direct business uses catalogs and the Internet to increase brand awareness and generate customer orders via the mail, telephone and Internet. In fiscal 2005, we circulated over 121 million catalogs with 80 separate titles and our website, cabelas.com, was the most visited sports and fitness website according to Hitwise Incorporated, an online measurement company. We opened our first destination retail store in 1987 and currently operate 14 destination retail stores that range in size from 35,000 square feet to 247,000 square feet, including our nine large-format destination retail stores which are 150,000 square feet or larger.

We were initially incorporated as a Nebraska corporation in 1965 and were reincorporated as a Delaware corporation in January of 2004. In June 2004, we completed our initial public offering of common stock. Our common stock is listed on the New York Stock Exchange under the symbol “CAB.”

Cabela’s®, Cabela’s Club®, Cabelas.com®, World’s Foremost Outfitter®, World’s Foremost Bank®, Bargain Cave®, Dunn’s®, Van Dyke’s®, Wild Wings® and Herters® are registered trademarks that we own. Other service marks, trademarks and trade names referred to in this report are the property of their respective owners.

Accomplishments in 2005

Fiscal 2005 was a year focused on growth, investment in infrastructure and use of our assets.

•	We opened four new large format destination retail stores—the most we have ever opened in one year—on time and on budget. These four stores increased our retail square footage by 59.3%.

•	We initiated plans to open five new stores in 2006, six in 2007, and recently announced plans to open our first Canadian destination retail store in Montreal, Quebec in late 2007 or early 2008.

•	Our direct business continued on a strong steady growth pattern increasing revenue by $67.1 million, or 6.9%, to over $1.0 billion in fiscal 2005. Internet visits increased by 37.5% over fiscal 2004, and our website was the most visited sports and fitness website in fiscal 2005 according to Hitwise Incorporated, an online measurement company.

•	Our wholly-owned bank subsidiary, World’s Foremost Bank, surpassed our expectations in profitability and growth as it continues to build brand loyalty with our Cabela’s Club VISA card.

•	We completed major enhancements to our website, www.cabelas.com, including a platform upgrade, which better serves our customers, and a new system, which enables us to react better to our customer shopping behaviors.

•	We implemented interactive Retail store dashboarding that enables our store managers to have more comprehensive store operating and performance information on their computer desktop.

•	We completed the first phase of implementing a new warehouse management system that allows us to more accurately and timely route customer orders based on available inventory and proximity to the closest distribution location.

•	We improved our store replenishment processes and implemented advanced replenishment software that increases our ability to serve our customers by making sure we have the right product, at the right time, in the right place.

•	We implemented instant credit in our credit card booths located in our destination retail stores. This allows customers applying for our Cabela’s Club Card to find out within minutes if they are approved for our card.

•	We installed labor scheduling software in our retail stores, allowing us to more efficiently staff our store locations based on customer traffic.

•	We gained better visibility and control over our store operations by implementing advanced loss prevention software.

•	We amended and restated our existing credit agreement, increasing our revolving credit facility to $325 million and extending its term to five years. The credit facility may be increased to $450 million upon our request and with the consent of the banks party to the credit agreement.

•	We worked with local municipalities to retire $60.1 million of principal on economic development bonds as part of our strategy of utilizing these economic development bonds to increase our return on investment for our destination retail stores.

•	We initiated the private placement of $215 million of long-term debt securities. This transaction closed on February 27, 2006, and we expect to use the funds primarily for our retail expansion in 2006.

•	World’s Foremost Bank successfully completed another securitization transaction under favorable terms, securitizing an additional $250 million in credit card loans.

Business Strategy

Our business strategy emphasizes the following key components:

Continue to open new destination retail stores. We have grown our destination retail store base from four stores in 1998 to 14 in 2005, representing nearly 2.1 million square feet of retail space. We currently plan to open five large-format destination retail stores in 2006, all of which have been announced. Through our extensive customer database and analysis of historical sales data generated by our direct business, we are able to identify geographic areas with a high concentration of customers that represent potential new markets for our destination retail stores. We believe that there are many additional markets throughout North America that could potentially support one of our large-format destination retail stores. Additionally, we believe that smaller-format destination retail stores could provide further opportunities for future expansion. Our stores require large capital investments. We are actively seeking ways to improve their operating efficiencies, layout and customer friendly design to increase our average customer transaction and improve our return on investment.

Expand our direct business. We plan to expand our direct business through several initiatives regarding existing and new customers. We will seek to increase the amount each customer spends on our merchandise through the continued introduction of new catalog titles and the development and introduction of new products. We have taken advantage of web-based technologies such as targeted promotional e-mails, on-line shopping engines and Internet affiliate programs to increase sales. We also are improving our customer relationship management system, which we expect will allow us to better manage our customer relationships and more effectively tailor our marketing programs. We will use our expanding retail business to capitalize on additional customer purchase history and information.

Improve our operating efficiencies. As we continue to grow our business through opening new destination retail stores and building our direct business, we are focused on improving our operating efficiencies by optimizing and investing in our management information systems and distribution and logistics capabilities. We also are analyzing our catalog costs and inventory turns and concentrating on our sales training. In addition, we are developing a new store opening team that will help us reduce the pre-opening costs we incur when we open new stores.

Expand the reach of our brand and target market through complementary opportunities. We focus on increasing consumer awareness of our company and maintaining and developing our outdoor lifestyle image by using consistent branding in all of our distribution channels. We also will seek to continue to effectively broaden the application of our brand through: opportunistic acquisitions of complementary businesses; internal development of relevant businesses and product categories; and continued involvement and sponsorship of sporting and hunting events. We will continue to leverage our brand recognition in selected areas through corporate relationships and alliances. We intend to increase the penetration of our Cabela’s Club VISA credit card among our customer base through low cost target marketing and solicitations at our destination retail stores, which we believe, based upon historical results, will reinforce our customer loyalty and retention and thereby increase revenue and net income.

Direct Business

Our direct business uses catalogs and the Internet as marketing tools to generate sales orders via the Internet, telephone and mail. Our direct business generated $1,037.8 million in revenue in fiscal 2005, representing approximately 62.6% of our total revenue from our direct and retail businesses for fiscal 2005. See Note 20 to our consolidated financial statements and our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for additional financial information regarding our direct business.

We have been marketing our products through our print catalog distributions to our customers and potential customers for over 44 years. We believe that our catalog distributions have been one of the primary drivers of the growth of our goodwill and brand name recognition and serve as an important marketing tool for our destination retail stores. In fiscal 2005, we mailed more than 121 million catalogs with 80 separate titles to all 50 states and to more than 185 countries. Our general catalogs range from 300 to 1,438 pages and our specialty catalogs range from 32 to 240 pages.

Our specialty catalogs offer products focused on one outdoor activity, such as fly fishing, archery or waterfowl. We carefully analyze our historical sales data and introduce targeted specialty catalogs featuring product lines that have historically generated sufficient customer interest. For example, as a result of the demand for workwear apparel and home and cabin merchandise in our general catalogs, we have designed new specialty catalogs featuring a wide selection of merchandise in those categories.

We use the customer database generated by our direct business to ensure that customers receive catalogs matching their merchandise preferences, to identify new customers and to cross-sell merchandise to existing customers. The costs of providing our catalogs continue to increase as postage and printing prices increase. We utilize our marketing knowledge base to determine optimal circulation strategies to decrease our catalog costs while continuing to grow our business.

We also market our products through our website which has a number of features, including product information and ordering capabilities and general information on the outdoor lifestyle. This cost-effective medium is designed to offer a convenient, highly visual, user-friendly and secure online shopping option for new and existing customers. Our website was the most visited sports and fitness website in fiscal 2005 according to Hitwise Incorporated, an online measurement company.

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

We have been aggressively expanding our e-mail mailing lists as a way to provide inexpensive communication with customers and as a means to promote our products and our brand. Our promotional e-mails are customized to meet customers’ shopping preferences and merchandise tastes. We believe that with the growing number of households with Internet and e-mail access, we can leverage our website to generate more revenue and connect more frequently with new and existing customers. The number of visits to our website increased by 37.5% in fiscal 2005 compared to the number of visits in fiscal 2004.

Many of our customers read and browse our catalogs, but order products through our website. Based on our customer surveys, we believe that our customers wish to continue to receive catalogs even though they purchase merchandise and services through our website. Accordingly, we remain committed to marketing our products through our catalog distributions and view our catalogs and the Internet as a unified selling and marketing tool.

We have acquired selected other businesses that comprise a part of our direct business which we believe are an extension of our core competencies. These businesses include Dunn’s, which offers hunting-dog equipment and high-end hunting accessories, Van Dyke’s Restorers, which offers home restoration products, Van Dyke’s Taxidermy, which offers taxidermy supplies, Antique Home and Hardware, which offers home decorating items,

Wild Wings, which offers wildlife prints and other collectibles, and the Ducks Unlimited catalog, which offers waterfowl products. In 1996, we acquired the assets of the Gander Mountain direct business and integrated them into our business.

Retail Business

We currently operate 14 destination retail stores in ten states. Our retail operations generated $620.2 million in revenue in fiscal 2005 representing 37.4% of our total revenue from our direct and retail businesses for fiscal 2005. See Note 20 to our consolidated financial statements and our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for additional financial information regarding our retail business.

Store Format and Atmosphere. We have developed a destination retail store concept that is designed to appeal to the entire family and draw customers from a broad geographic and demographic range. Our destination retail stores range in size from 35,000 to 247,000 square feet and our large-format destination retail stores are 150,000 square feet or larger. These destination retail stores are similar in format, merchandise offered and ambiance, despite variations in their size. The sites for our destination retail stores are generally located in close proximity to major traffic arteries and in regions of the country that have large concentrations of existing customers of our direct business. Our large-format destination retail stores have been recognized in some states as one of the top tourist attractions, often attracting the construction and development of hotels, restaurants and other retail establishments in areas adjacent to these stores. The large size of our destination retail stores allows us to offer a broad selection of products, helps to provide us with flexibility to respond to seasonal needs and merchandise trends and enables us to manage the flow of customer traffic.

We design our destination retail stores to reinforce our outdoor lifestyle image and to create an enjoyable, friendly and interactive shopping experience for both casual customers and outdoor enthusiasts. These stores are designed to communicate an outdoor lifestyle environment characterized by the outdoor feel of our interior lighting, wood or tile flooring, cedar wood beams, open ceilings, neutral tone decor and lodge type atmosphere. We also present our merchandise in a customer friendly fashion with engaging end-cap displays and effective product category adjacencies and have implemented a new space planning software system for our destination retail stores to help us more effectively utilize our merchandise space to enhance our customers’ shopping experience and drive additional sales.

In addition, our large-format destination retail stores are designed to simulate an outdoor lifestyle environment by including numerous amenities and interactive areas so that customers can test our products before making a purchase decision. These attributes differentiate our destination retail stores making them appeal to entire families and we believe increase the average shopping time customers spend in our stores. The design, durability and style of our destination retail stores also allow us to keep our remodeling costs low.

New Store Site Selection. We have identified locations that may be suitable for new destination retail stores as part of our retail expansion strategy. With only 14 destination retail stores in operation at the present time, we believe opening additional destination retail stores provides a significant growth opportunity. Through our extensive customer database generated by our direct business and additional demographic and competitive research, we can identify geographic areas with a high concentration of customers that represent potential new markets for our destination retail stores. We believe that there are many additional markets throughout North America that could potentially support one of our large-format destination retail stores. We also believe that our customer database gives us a competitive advantage in tailoring product offerings in each of our destination retail stores to reflect our customers’ regional preferences. Additionally, we believe that smaller-format destination retail stores could provide further opportunities for future retail expansion.

We successfully opened four destination retail stores in 2005, increasing our total retail square footage by 780,780 feet or 59.3%. Our four destination retail stores opened in 2005 are located in Fort Worth, Texas, Buda, Texas, Lehi, Utah and Rogers, Minnesota. We have begun locating our stores closer to major metropolitan areas to make our stores easier to reach for more of our customers.

Store Locations and Ownership. We currently own all of our destination retail stores. However, in connection with some of the economic development packages received from state or local governments where our stores are located, we have entered into agreements granting ownership of the taxidermy, diorama or other portions of our stores to these state and local governments. See Item 2—“Properties” for a listing of locations of our stores.

Construction and Store Development. Currently, the average initial net investment to construct a large-format destination retail store ranges from approximately $30 million to $50 million depending on the size of the store, the location and the amount of public improvements necessary. This includes the costs of real estate, site work, public improvements such as utilities and roads, buildings, fixtures (including taxidermy) and inventory. As we continue to open new destination retail stores, we believe that the layout for our future destination retail stores will reflect improvements in our construction processes, materials and fixtures, merchandise layout and store design. These improvements may further enhance the appeal of our destination retail stores to our customers and lower our overall costs. Historically, in connection with the acquisition of land for our new stores, we have attempted to acquire and develop additional land for use by complementary businesses, such as hotels and restaurants, which are adjacent to our destination retail stores. We intend to continue to acquire, develop and sell additional land adjacent to some of our future destination retail stores. We have previously aimed to obtain tailored economic development arrangements from local and state governments where our destination retail stores are located, and we expect to obtain similar arrangements in connection with the construction of future destination retail stores.

Products and Merchandising

We offer our customers a comprehensive selection of high-quality, competitively priced, national and regional brand products, including our own Cabela’s brand. Our product offering includes hunting, fishing and marine, camping merchandise, casual and outdoor apparel and footwear, optics, vehicle accessories, taxidermy products, gifts and home furnishings with an outdoor theme and furniture restoration related merchandise.

Our merchandise assortment ranges from products at entry-level price points to premium-priced high-end items. We generally price our products consistently across our direct and retail businesses. Our destination retail stores generally offer the same merchandise available through our direct business augmented by a selection of seasonal specialty items and gifts appropriate for the store location. We also tailor the merchandise selection in our destination retail stores to meet the regional tastes and preferences of our customers.

As of fiscal year end 2005, we had 52 product categories, which we have combined into five general product categories that are summarized below. The following chart sets forth the percentage of revenue contributed by each of the five product categories for our direct and retail businesses and in total in fiscal years 2005, 2004 and 2003.

	Direct			Retail			Total
	2005	2004	2003	2005	2004	2003	2005	2004	2003
Hunting Equipment	26.4%	26.6%	27.3%	33.8%	32.2%	31.2%	29.1%	28.4%	28.5%
Fishing & Marine	12.5%	12.4%	13.5%	16.0%	16.2%	16.4%	13.8%	13.7%	14.3%
Camping Equipment	14.8%	14.3%	14.2%	12.0%	11.1%	11.0%	13.8%	13.2%	13.3%
Clothing & Footwear	37.4%	38.2%	37.5%	31.5%	34.2%	35.2%	35.2%	36.9%	36.8%
Gifts & furnishings	8.9%	8.5%	7.5%	6.7%	6.3%	6.2%	8.1%	7.8%	7.1%

Hunting equipment. We provide equipment, accessories and consumable supplies for almost every type of hunting and sport shooting. Our hunting products are supported by services, including gun bore sighting, scope mounting and archery technicians for bow tuning, to serve the complete needs of our customer. We also provide items necessary for the completion of any taxidermy project through Van Dyke’s Taxidermy.

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

Gifts and home furnishings. Our gifts and home furnishings merchandise includes gifts, games, food assortments, books, jewelry, restoration products and home furnishings with an outdoor theme. Our home restoration products, distributed by Van Dyke’s Restorers, include unusual and hard-to-find antique furniture and vintage home restoration supplies.

Cabela’s Branded Products. In addition to national brands, we offer our exclusive Cabela’s branded merchandise. We have a significant penetration of Cabela’s branded merchandise in casual apparel and footwear as well as in selected hard goods categories such as camping, fishing and optics. Where possible, we seek to protect our Cabela’s branded products by applying for trademark or patent protection for these products. Our Cabela’s branded products typically generate higher gross profit margins compared to our other branded products. In fiscal 2005, our Cabela’s branded merchandise accounted for more than one-third of our merchandise revenue. By having an appropriate mix of Cabela’s branded and other branded merchandise, we strive to meet the expectations and needs of our customers.

We have in-house teams that are responsible for the design and development of all Cabela’s branded merchandise. This allows us to exercise significant control over the merchandise development process and the quality of our products. The design and development of our products is based on our understanding of our customers’ styles and preferences as well as their price expectations.

We intend to continue to design and develop a variety of new Cabela’s branded products to increase our revenue, enhance our margins and expand the recognition of the Cabela’s brand. In addition, these Cabela’s branded products are important to our efforts to broaden our customer base and communicate our value position. In certain categories where there is not a dominant national brand, we believe that our Cabela’s branded products have stronger brand recognition than other branded products.

Merchandising, Planning and Sourcing. Our merchandising planning and sourcing team is comprised of approximately 173 people with an average of seven years of experience working for us. The members of this team are responsible for selecting our products and negotiating the costs of our merchandise. We also have a retail planning team that is responsible for the regional and local merchandise needs of each destination retail store. In addition, our merchants provide product quality assurance for our retail and direct businesses. The merchandising teams use historical revenue data from our direct and retail businesses, feedback from our retail store managers and industry trends to determine which products to purchase. Our merchants are outdoor enthusiasts who use our products in the field to gain a better understanding of our customers’ needs as well as the functionality and overall performance of the products. We believe that we are well known to our customers for providing the widest product offering to the outdoor recreation market and we continue to look at category expansion to further serve our customers.

We have developed strong vendor relationships over the past 44 years. These relationships generally provide us with greater access to technological innovations and new products. We source our merchandise from approximately 5,000 suppliers in over 100 countries. In fiscal 2005, over half of our merchandise was sourced from locations in foreign countries, with approximately 36.1% of our merchandising being sourced from China,

Taiwan and Japan. During fiscal 2005, no single vendor represented greater than 10% of total purchases. In order to exert greater control over product quality, we test products prior to the time the product is shipped to us. In fiscal 2005, we established an international foreign subsidiary located in Hong Kong, China. We have one employee who lives and works in Hong Kong overseeing our quality control check points for merchandise shipped from Asia.

Inventory Control. Our inventory control team is comprised of approximately 91 people with an average of seven years of experience working for us. These individuals are responsible for initial inventory planning and allocation decisions. These decisions are made by assessing historical revenue, performance of our direct and retail businesses and the anticipated economic outlook. Our inventory control group is equipped with distribution center and inventory management systems and is able to effectively assess revenue trends, customer demand and current inventory positions and allocate items appropriately. We also are able to utilize our popular Bargain Cave as a means to sell discontinued and returned merchandise. Our merchandise and inventory control teams work together to make decisions regarding appropriate purchasing levels and the proper flow of merchandise. We believe this joint effort helps us to maximize the effectiveness of our merchandising team and effectively manage our inventory levels.

Marketing

Our marketing strategy focuses on using our multi-channel retail model to build the strength and recognition of our brand by communicating our wide and distinctive offering of quality products to our customers and potential customers in a cost effective manner. Our largest marketing effort consists of distributing over 121 million catalogs annually in order to attract customers to our direct and retail businesses. We have also established our website to market our products to customers and potential customers who shop via the Internet. We use both our catalogs and our website to cross-market our destination retail stores. Our marketing strategy is designed to convey our outdoor lifestyle image, enhance our brand and emphasize our position in our target markets.

In addition to the use of our catalogs and our website, we also use a combination of promotional events, traditional advertising and media programs as marketing tools. We sponsor numerous fishing tournaments, engage in promotional activities related to Professional Bull Riding, or “PBR,” and NASCAR events, as well as sponsoring Pheasants Forever, the National Wild Turkey Federation, Ducks Unlimited and the Rocky Mountain Elk Foundation.

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

Many of our competitors have a larger number of stores and some of them have greater market presence, name recognition, and financial, distribution, marketing and other resources than we have. We believe that we compete effectively with our competitors on the basis of our wide and distinctive merchandise selection and the superior customer service associated with the Cabela’s brand, as well as our commitment to understanding and providing merchandise that is relevant to our targeted customer base. We cater to the outdoor enthusiast and the casual customer, and believe we have an appealing store environment. We also believe that our multi-channel retail model enhances our ability to compete by allowing our customers to choose the most convenient sales channel. This model also allows us to reach a broader audience in existing and new markets and to continue to build on our nationally recognized Cabela’s brand.

Customer Service

Since our founding in 1961, we have been deeply committed to serving our customers by selling high-quality products through sales associates that deliver excellent customer service and in-depth product knowledge. We strive to provide superior customer service at the time of sale and after the sale through our 100 percent money-back guarantee. Our customers can always access well-trained, knowledgeable associates to answer their product use and merchandise selection questions. We believe that our ability to establish and maintain long-term relationships with our customers and encourage repeat visits and purchases is due, in part, to the strength of our customer support and service operations.

Financial Services Business

Through our wholly-owned subsidiary, World’s Foremost Bank, we issue and manage the Cabela’s Club VISA card and related customer loyalty rewards program. We believe the Cabela’s Club VISA card loyalty rewards program is an effective vehicle for strengthening our relationships with our customers, enhancing our brand name and increasing our merchandise revenue. The primary purpose of our financial services business is to provide our merchandise customers with a rewards program that will enhance revenue, profitability and customer loyalty in our direct and retail businesses.

Our bank subsidiary is an FDIC-insured, special purpose, Nebraska state-chartered bank. Our bank’s charter is limited to issuing credit cards and selling brokered certificates of deposit of $100,000 or more and it does not accept demand deposits or make non-credit card loans. During fiscal 2005, we had an average of 726,214 active accounts with an average month-end balance of $1,509. See Note 20 to our consolidated financial statements and our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for financial information regarding our financial services business.

The Cabela’s Club VISA card loyalty program is a rewards based credit card program, which we believe has increased brand loyalty among our customers. Our rewards program is a simple loyalty program that allows customers to earn points whenever and wherever they use their credit card and then redeem earned points for products and services through our direct business or at our destination retail stores. Our rewards program is integrated into our store point of sale system which adds to the convenience of the rewards program as our employees can inform customers of their number of accumulated points when making purchases at our stores. In fiscal 2005, approximately 19.2% of our total revenue in our direct and retail businesses was generated by sales made to customers who used their Cabela’s Club VISA credit card, compared to 17.7% in fiscal 2004.

Financial Services Marketing. We adhere to a low cost, efficient and tailored credit card marketing program that leverages the Cabela’s brand name. We market the Cabela’s Club VISA card through a number of channels, including inbound telemarketing, retail locations, catalogs and the Internet. Customer service representatives at our customer care centers offer the Cabela’s Club card to qualifying customers. The Cabela’s Club card is marketed throughout our catalogs and Cabela’s Club card offers are inserted in purchases when shipped to a customer. The Cabela’s Club card also is offered at our destination retail stores through an application similar to the offer inserted with customer purchases. We offer customers who apply and are approved for a Cabela’s Club card while visiting one of our destination retail stores reward points available for use on merchandise purchases. We implemented instant credit in our retail store credit card booths in fiscal 2005, which allows a customer to find out within minutes if they have been approved for a Cabela’s Club card.

Underwriting and Credit Criteria. We underwrite high-quality credit customers and have historically maintained attractive credit statistics compared to industry averages. We adhere to strict credit policies and target consistent profitability in our financial services business. Fair Isaac & Company, or FICO, scores, are a widely-used tool for assessing a person’s credit rating. As of the end of fiscal 2005, our cardholders had a median FICO score of 778, which is well above industry averages. We had net charge-offs as a percent of total outstanding balances of approximately 2.15% in 2005, compared to a 2004 industry average of 5.44%, which we believe is due to our credit and operating practices. In addition, we believe our rewards program has helped reduce customer attrition in our direct and retail businesses.

The table below illustrates the historically high credit quality of our managed credit card portfolio, presenting additional data on our credit card portfolio’s performance in 2005 and 2004 compared with 2004 industry averages.

As a Percentage of Managed Loans	2005	2004	Industry 2004(1)
Delinquencies	0.67%	0.71%	4.22%
Gross charge-offs	2.54%	2.60%	6.22%
Net charge-offs	2.15%	2.21%	5.44%

(1)	Source: 2004 data from The Nilson Report, February 2005; Industry includes all VISA and MasterCard accounts. This report is not available for 2005 until March 2006.

Third Party Card Programs. In 2004, our bank subsidiary entered into agreements to issue co-branded VISA credit cards for fans of International Speedway Corp. and for customers of Woodworker’s Supply Inc., a retailer of tools for woodworking enthusiasts. These third party programs represented only 0.6% of the total net purchases made on our co-branded VISA cards issued by the bank in fiscal 2005. In addition, they represented $12.6 million of credit card loans receivable, as currently our securitization program does not accept these co-branded third party receivables.

Distribution and Fulfillment

We operate four distribution centers located in Sidney, Nebraska, Prairie du Chien, Wisconsin, Mitchell, South Dakota and Wheeling, West Virginia. These distribution centers comprise nearly 2,502,000 square feet of warehouse space and house our inventory. We ship merchandise to our direct customers via UPS and the United States Postal Service. We use common carriers and typically deliver inventory two to three times per week to our destination retail stores. Our primary returns processing facility is located in Oshkosh, Nebraska. In fiscal 2006, we plan to expand our Wheeling, West Virginia distribution center by approximately 500,000 square feet to further accommodate our distribution needs in the Eastern region of North America.

Management Information Systems

Our management information and operational systems manage our direct, retail and financial services businesses. These systems are designed to process customer orders, track customer data and demographics, order, monitor and maintain sufficient amounts of inventory, facilitate vendor transactions and provide financial reporting. We continually evaluate, modify and update our information technology systems supporting the product pipeline, including our design, sourcing, merchandise planning, forecasting and purchase order, inventory, distribution, transportation and price management systems. We are planning modifications to our technology that will involve updating or replacing our systems with successor systems during the course of several years, including improvements to our customer relationship management system and improvements to our systems for multi-channel tracking and processing of inventory and merchandising.

Employees

As of January 28, 2006, we employed approximately 9,800 employees, approximately 5,400 of whom were employed full time. We use part-time and temporary workers to supplement our labor force at peak times during our third and fourth quarters. None of our employees are represented by a labor union or are parties to a collective bargaining agreement. We have not experienced any work stoppages and consider our relationship with our employees to be good.

Seasonality

We experience seasonal fluctuations in our revenue and operating results. Due to buying patterns around the holidays and the opening of hunting seasons, our merchandise revenue is traditionally higher in the third and fourth fiscal quarters than in the first and second fiscal quarters, and we typically earn a disproportionate share of our operating income in the third and fourth fiscal quarters. See Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Quarterly Results of Operations and Seasonal Influences.”

Government Regulation

Regulation of our Bank Subsidiary. Our wholly-owned bank subsidiary is a Nebraska state-chartered bank with deposits insured by the Bank Insurance Fund of the Federal Deposit Insurance Corporation, or the FDIC. Our bank subsidiary is subject to comprehensive regulation and periodic examination by the Nebraska Department of Banking and Finance, or NDBF, and the FDIC. We also are registered as a bank holding company with the NDBF and as such are subject to periodic examination by the NDBF.

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

There are various federal and Nebraska law regulations relating to minimum regulatory capital requirements and requirements concerning the payment of dividends from net profits or surplus, restrictions governing transactions between an insured depository institution and its affiliates, and general federal and Nebraska regulatory oversight to prevent unsafe or unsound practices. At the end of 2005, our bank subsidiary met the requirements for a “well capitalized” institution, the highest of the Federal Deposit Insurance Corporation Improvement Act’s (FDICIA) five capital ratio levels. A “well capitalized” classification should not necessarily be viewed as describing the condition or future prospects of a depository institution, including our bank subsidiary.

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

Taxation Applicable to Us. We pay applicable corporate income, franchise and other taxes, to states in which our destination retail stores are physically located. Upon entering a new state, we apply for a private letter ruling from the state’s revenue department stating which types of taxes our direct and retail businesses will be required to collect and pay in such state, and we accrue and remit the applicable taxes based upon the private letter ruling. As we open more destination retail stores, we will be subject to tax in an increasing number of state and local taxing jurisdictions. Although we believe we have properly accrued for these taxes based on our current interpretation of the tax code and prior private letter rulings, state taxing authorities may challenge our interpretation, attempt to revoke their private letter rulings or amend their tax laws. If state taxing authorities are successful, additional taxes, interest and related penalties may be assessed. See “Risk Factors—Our use tax collection policy for our direct business may subject us to liabilities for unpaid use taxes on past sales” and “—Our destination retail store expansion strategy may result in our direct business establishing nexus with additional states which may cause our direct business to pay additional income and use taxes and have an adverse effect on the profitability and cash flows of our direct business.”

Other Regulations Applicable to Us. We must comply with federal, state and local regulations, including the federal Brady Handgun Violence Prevention Act, which require us, as a federal firearms licensee, to perform a pre-sale background check of purchasers of hunting rifles and other firearms.

We also are subject to a variety of state laws and regulations relating to, among other things, advertising, pricing, and product safety/restrictions. Some of these laws prohibit or limit the sale, in certain states and locations, of certain items we offer such as black powder firearms, ammunition, bows, knives and similar products. State and local government regulation of hunting can also affect our business.

We are subject to certain federal, state and local laws and regulations relating to the protection of the environment and human health and safety. We believe that we are in substantial compliance with the terms of environmental laws and that we have no liabilities under such laws that we expect to have a material adverse effect on our business, results of operations or financial condition.

Our direct business is subject to the Merchandise Mail Order Rule and related regulations promulgated by the Federal Trade Commission, or FTC, which affect our catalog mail order operations. FTC regulations, in general, govern the solicitation of orders, the information provided to prospective customers and the timeliness of shipments and refunds. In addition, the FTC has established guidelines for advertising and labeling many of the products we sell.

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

Available Information

Our website address is www.cabelas.com. There we make available, free of charge, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports, as soon as reasonably practicable after we electronically file such material with or furnish it to the SEC. Our SEC reports can be accessed through the investor relations section of our website. The information on our website, whether currently posted or in the future, is not part of this or any other report we file with or furnish to the SEC.

ITEM 1A.	RISK FACTORS

Risk Factors

Risks Related to Our Merchandising Business

If we cannot successfully implement our destination retail store expansion strategy, our growth and profitability would be adversely impacted.

Since January 1, 1998, we have increased the number of our destination retail stores from two, totaling 124,000 square feet, to 14, totaling 2.1 million square feet. We currently plan to open five additional destination retail stores by the end of 2006. We continue to actively seek additional locations to open new destination retail stores. Our ability to open new destination retail stores in a timely manner and operate them profitably depends on a number of factors, many of which are beyond our control, including:

•	our ability to manage the financial and operational aspects of our retail growth strategy;

•	our ability to identify suitable locations, including our ability to gather and assess demographic and marketing data to determine consumer demand for our products in the locations we select;

•	our ability to negotiate and obtain economic development packages with local and state governments where our new destination retail stores would be located;

•	our ability to properly assess the implications of economic development packages and customer density to project the profitability of potential new destination retail store locations;

•	our ability to secure required governmental permits and approvals;

•	our ability to hire and train skilled store operating personnel, especially management personnel;

•	the availability of construction materials and labor and the absence of significant construction delays or cost overruns;

•	our ability to provide a satisfactory mix of merchandise that is responsive to the needs of our customers living in the areas where new destination retail stores are built;

•	our ability to supply new destination retail stores with inventory in a timely manner;

•	our competitors building or leasing stores near our destination retail stores or in locations we have identified as targets for a new destination retail store;

•	general economic and business conditions affecting consumer confidence and spending and the overall strength of our business; and

•	the availability of financing on favorable terms.

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

Our continued retail expansion will result in a higher number of destination retail stores, which could adversely affect the desirability of our destination retail stores, harm the operating results of our retail business and reduce the revenue of our direct business.

As the number of our destination retail stores increases, our stores will become more highly concentrated in the geographic regions we serve. As a result, the number of customers and related revenue at individual stores may decline and the average amount of sales per square foot at our stores may be reduced. In addition, as we open more destination retail stores and as our competitors open stores with similar formats, our destination retail store format may become less unique and may be less attractive to customers as tourist and entertainment shopping locations. If either of these events occurs, the operating results of our retail business could be adversely affected. The growth in the number of our destination retail stores may also draw customers away from our direct business. If we are unable to properly manage the relationship between our direct business and our retail business, the revenue of our direct business could be adversely affected.

Our failure to successfully manage our direct business could have a material adverse effect on our operating results and cash flows.

During fiscal 2005, our direct business accounted for 62.6% of the total revenue in our direct and retail businesses. Our direct business is subject to a number of risks and uncertainties, some of which are beyond our control, including the following:

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

Any one or more of these factors could result in lower-than-expected revenue for our direct business. These factors could also result in increased costs, increased merchandise returns, slower turning inventories, inventory write-downs and working capital constraints. Because our direct business accounts for a significant portion of our total revenue, any performance shortcomings experienced by our direct business would likely have a material adverse effect on our operating results and cash flows.

Intense competition in the outdoor recreation and casual apparel and footwear markets could reduce our revenue and profitability.

The outdoor recreation and casual apparel and footwear markets are highly fragmented and competitive. We compete directly or indirectly with the following categories of companies:

•	other specialty retailers that compete with us across a significant portion of our merchandising categories through direct or retail businesses, such as Bass Pro Shops, Gander Mountain, Orvis, The Sportsman’s Guide and Sportsman’s Warehouse;

•	large-format sporting goods stores and chains, such as The Sports Authority, Dick’s Sporting Goods and Big 5 Sporting Goods;

•	retailers that currently compete with us through retail businesses that may enter the direct business;

•	mass merchandisers, warehouse clubs, discount stores and department stores, such as Wal-Mart and Target; and

•	casual outdoor apparel and footwear retailers, such as L.L. Bean, Land’s End and REI.

Many of our competitors have a larger number of stores, and some of them have substantially greater market presence, name recognition and financial, distribution, marketing and other resources than we have. In addition, if our competitors reduce their prices, we may have to reduce our prices in order to compete. Furthermore, some of our competitors have been aggressively building new stores in locations with high concentrations of our direct business customers. As a result of this competition, we may need to spend more on advertising and promotion. Some of our mass merchandising competitors, such as Wal-Mart, do not currently compete in many of the product lines we offer. If these competitors were to begin offering a broader array of competing products, or if any of the other factors listed above occurred, our revenue could be reduced or our costs could be increased, resulting in reduced profitability.

We depend on vendors and service providers to operate our business and any disruption of their supply of products and services could have an adverse impact on our revenue and profitability.

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

Any disruption in these services could have a negative impact on our ability to market and sell our products, and serve our customers. Our ten largest vendors collectively represented 16.8% of our total purchases in fiscal 2005. If we are unable to acquire suitable merchandise or lose one or more key vendors, we may not be able to offer products that are important to our merchandise assortment. We also are subject to risks, such as the unavailability of raw materials, labor disputes, union organizing activity, strikes, inclement weather, natural disasters, war and terrorism, and adverse general economic and political conditions, that might limit our vendors’ ability to provide us with quality merchandise on a timely basis. We have no contractual arrangements providing for continued supply from our key vendors and our vendors may discontinue selling to us at any time. We may not be able to develop relationships with new vendors, and products from alternative sources, if any, may be of a lesser quality and more expensive than those we currently purchase. Any delay or failure in offering products to our customers could have an adverse impact on our revenue and profitability. In addition, if the cost of fuel rises, the cost to deliver merchandise to the customers of our direct business and from our distribution centers to our destination retail stores may rise, which could have an adverse impact on our profitability.

Political and economic uncertainty and unrest in foreign countries where our vendors are located could adversely affect our operating results.

In fiscal 2005, approximately 59.2% of our merchandise was obtained directly from vendors located in foreign countries, with approximately 36.1% of our merchandise being obtained from vendors located in China, Taiwan and Japan. In addition, we believe that a significant portion of our other vendors obtain their products from foreign countries that may also be subject to political and economic uncertainty. We are subject to risks and uncertainties associated with changing economic and political conditions in foreign countries where our vendors are located, such as:

•	increased import duties, tariffs, trade restrictions and quotas;

•	work stoppages;

•	economic uncertainties (including inflation);

•	adverse foreign government regulations;

•	wars, fears of war and terrorist attacks and organizing activities;

•	adverse fluctuations of foreign currencies; and

•	political unrest.

We cannot predict when, or the extent to which, the countries in which our products are manufactured will experience any of the above events. Any event causing a disruption or delay of imports from foreign locations would likely increase the cost or reduce the supply of merchandise available to us and would adversely affect our operating results, particularly if imports of our Cabela’s branded merchandise were adversely affected as our margins are higher on our Cabela’s branded merchandise.

Due to the seasonality of our business, our annual operating results would be adversely affected if our revenue during the third and fourth fiscal quarters were substantially below expectations.

We experience seasonal fluctuations in our revenue and operating results. Historically, we have realized a significant portion of our revenue and substantially all of our earnings for the year during the third and fourth fiscal quarters, with a majority of the revenue and earnings for these quarters realized in the fourth fiscal quarter. In fiscal 2005, we generated 23.9% and 37.5% of our revenue, and 22.4% and 58.6% of our net income, in the third and fourth fiscal quarters, respectively. We incur significant additional expenses in the third and fourth fiscal quarters due to higher customer purchase volumes and increased staffing. If we miscalculate the demand for our products generally or for our product mix during these two quarters, our revenue could decline, which would harm our financial performance. In addition, abnormally warm weather conditions during the third and fourth fiscal quarters can reduce sales of many of the products normally sold during this time period and inclement weather can reduce store traffic or cause us to temporarily close stores causing a reduction in revenue. Because a substantial portion of our operating income is derived from our third and fourth fiscal quarter revenue, a shortfall in expected third and fourth fiscal quarter revenue would cause our annual operating results to suffer significantly.

A decline in discretionary consumer spending could reduce our revenue.

Our revenue depends on discretionary consumer spending, which may decrease due to a variety of factors beyond our control, including:

•	unfavorable general business conditions;

•	increases in interest rates;

•	increases in inflation;

•	wars, fears of war and terrorist attacks and organizing activities;

•	increases in consumer debt levels and decreases in the availability of consumer credit;

•	adverse or unseasonable weather conditions or events;

•	increases in gasoline prices reducing the willingness to travel to our destination retail stores;

•	adverse changes in applicable laws and regulations;

•	increases in taxation;

•	adverse unemployment trends; and

•	other factors that adversely influence consumer confidence and spending.

Our customers’ purchases of discretionary items, including our products, could decline during periods when disposable income is lower or periods of actual or perceived unfavorable economic conditions. If this occurs, our revenue would decline.

If we lose key management or are unable to attract and retain the talent required for our business, our operating results could suffer.

Our future success depends to a significant degree on the skills, experience and efforts of Dennis Highby, our President and Chief Executive Officer, and other key personnel, including our senior executive management and merchandising teams. With the exception of our Chairman, Richard N. Cabela, and our Vice Chairman, James W. Cabela, none of our senior management or directors have employment agreements other than our Management Change of Control Severance Agreements. We do not carry key-man life insurance on any of our executives or key management personnel. In addition, our corporate headquarters is located in a sparsely populated rural area which may make it difficult to attract and retain qualified individuals for key management positions. The loss of the services of any of these individuals or the inability to attract and retain qualified individuals for our key management positions could cause our operating results to suffer.

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

Our use tax collection policy for our direct business may subject us to liabilities for unpaid use taxes on past sales.

Many states have attempted to require that out-of-state direct marketers, whose only contacts with the state are solicitations and delivery to their residents of products purchased through the mail or the Internet, collect use taxes on the sale of these products. In addition, a private litigant, purportedly on behalf of various states, has initiated litigation against several out-of-state direct marketers alleging that the failure to collect and remit use tax violates various state false claims laws. The U.S. Supreme Court has held that states, absent congressional legislation, may not impose tax collection obligations on out-of-state direct marketers unless the out-of-state direct marketer has nexus with the state. Nexus generally is created by the physical presence of the direct marketer, its agents or its property within the state. Our use tax collection policy for our direct business is to collect and remit use tax in states where our direct business has established nexus. Prior to the opening of a destination retail store, we have historically sought a private letter ruling from the state in which the store will be located as to whether our direct business will have nexus with that state as a result of the store opening. Some states have enacted legislation that requires use tax collection by direct marketers with no physical presence in that state. In some instances, the legislation assumes nexus exists because of the physical presence of an affiliated entity engaged in the same line of business. We have received a use tax assessment from a state. In addition, a competitor has commenced an action against us in another state, alleging that our failure to collect and remit use tax in certain states constitutes unfair competition. We presently intend to vigorously contest the assessment and the action, and expect that we will challenge any and all future assertions by governmental or private litigants that we have nexus in states in which our direct business has no physical presence, but we may not prevail. If we do not prevail, we could be held liable for use taxes on prior direct business sales which could be substantial.

Our destination retail store expansion strategy may result in our direct business establishing nexus with additional states which may cause our direct business to pay additional income and use taxes and have an adverse effect on the profitability and cash flows of our direct business.

As we open destination retail stores in additional states, the necessary relationship between the retail stores and the direct business may be deemed by state tax authorities to create nexus for state income and use taxation of our direct business in these states. In addition, we may establish nexus in states where our competitors have not established nexus. The establishment of nexus and imposition of use taxes by states on sales of our direct business could:

•	create administrative burdens for us;

•	increase the tax collection and payment obligations of our direct business;

•	increase the total cost of our products to our customers relative to our competitors that do not collect use taxes; and

•	decrease the sales of our direct business or cause us to reduce the underlying prices for the products sold through our direct business.

These events could have an adverse effect on the profitability and cash flows of our direct business.

We must successfully order and manage our inventory to reflect customer demand and anticipate changing consumer preferences and buying trends or our revenue and profitability will be adversely affected.

Our success depends upon our ability to successfully manage our inventory and to anticipate and respond to merchandise trends and customer demands in a timely manner. We cannot predict consumer preferences with certainty and they may change over time. We usually must order merchandise well in advance of the applicable selling season. The extended lead times for many of our purchases may make it difficult for us to respond rapidly to new or changing product trends or changes in prices. If we misjudge either the market for our merchandise or our customers’ purchasing habits, our revenue may decline significantly and we may not have sufficient quantities of merchandise to satisfy customer demand or we may be required to mark down excess inventory, either of which would result in lower profit margins. In addition, as we implement our destination retail store expansion strategy, we will need to construct additional distribution centers or expand the size of our existing distribution centers to support our growing number of destination retail stores. If we are unable to find suitable locations for new distribution centers or to timely integrate new or expanded distribution centers into our inventory control process, we may not be able to deliver inventory to our destination retail stores in a timely manner which could have an adverse effect on the revenue and cash flows of our retail business.

A natural disaster or other disruption at our distribution centers or return facility could cause us to lose merchandise and be unable to effectively deliver to our direct customers and destination retail stores.

We currently rely on distribution centers in Sidney, Nebraska, Mitchell, South Dakota, Prairie du Chien, Wisconsin and Wheeling, West Virginia to handle our distribution needs. We operate a return center in Oshkosh, Nebraska, and our Wheeling, West Virginia distribution center also processes returns. Any natural disaster or other serious disruption to these centers due to fire, tornado or any other calamity could damage a significant portion of our inventory, and materially impair our ability to adequately stock our destination retail stores, deliver merchandise to customers and process returns to vendors and could result in lost revenue, increased costs and reduced profits.

We are implementing substantial systems changes in support of our direct business and destination retail store expansion that might disrupt our supply chain operations.

Our success depends on our ability to source merchandise efficiently through appropriate management information and operational systems and procedures. We are implementing modifications to our technology that will involve updating or replacing our systems with successor systems during the course of several years, including changes to our warehouse management and merchandising systems and improvements to our customer relationship management system. There are inherent risks associated with replacing or modifying these systems, including supply chain disruptions that could affect our ability to deliver products to our stores and our customers. We may be unable to successfully launch these new systems, the launch of these new systems could result in supply chain disruptions or the actual cost may exceed the estimated cost of these new systems, each of which could have an adverse effect on our revenue and profitability.

Our failure to obtain or negotiate economic development packages with local and state governments could cause us to significantly alter our destination retail store strategy or format and/or delay the construction of one or more of our destination retail stores and could adversely affect our revenue, cash flows and profitability.

We have received economic development packages from many of the local and state governments where our destination retail stores are located. In some locations, we have experienced an increased amount of government and citizen resistance and critical review of pending and existing economic development packages. This resistance and critical review may cause local and state government officials in future locations to deny or limit economic development packages that might otherwise be available to us. The failure to obtain similar economic development packages in the future for any of these reasons could cause us to significantly alter our destination retail store strategy or format. As a result, we could be forced to invest less capital in our stores which could have an adverse effect on our ability to construct the stores as attractive tourist and entertainment shopping destinations, possibly leading to a decrease in revenue or revenue growth. In addition, the failure to obtain similar economic development packages for stores built in the future would have an adverse impact on our cash flows and on the return on investment in these stores.

The failure of properties to generate sufficient taxes to amortize economic development bonds owned by us that relate to the development of such properties would have an adverse impact on our cash flows and profitability.

We often purchase economic development bonds issued by state or local governmental entities in connection with the development of our destination retail stores. The proceeds of these bonds are then used to fund the construction and equipping of new destination retail stores and related infrastructure development. The repayments of principal and interest on these bonds are typically tied to sales, property or lodging taxes generated from the related destination retail store and, in some cases, from other businesses in the surrounding area, over periods which range between 20 and 30 years. However, the governmental entity from which we purchase the bonds is not otherwise liable for repayment of principal and interest on the bonds to the extent that the associated taxes are insufficient to pay the bonds. At the time we purchase these bonds, we make estimates of the discounted future cash flow streams they are expected to generate in the form of interest and principal payments. Because these cash flows are based primarily on future property or sales tax collections at our destination retail stores and other facilities (which in many cases may not be operating at the time we make our estimates), these estimates are inherently subjective and the probability of ultimate realization is highly uncertain. If sufficient tax revenue is not generated by the subject properties, we will not receive the full amount of the expected payments due under the bonds, which would have an adverse impact on our cash flows and profitability.

Our failure to comply with the terms of current economic development agreements could result in our repayment of grant money or other adverse consequences that would affect our cash flows and profitability.

The economic development packages which we have received in connection with the construction of our current stores have, in some instances, contained forfeiture provisions and other remedies in the event we do not fully comply with the terms of the economic development agreements. Among the terms which could trigger these remedies are the failure to maintain certain employment and wage levels, failure to timely open and operate a destination retail store and failure to develop property adjacent to a destination retail store. As of the end of fiscal 2005, the total amount of grant funding subject to repayment pursuant to a specific contractual remedy was $16.6 million. Portions of seven of our destination retail stores, such as wildlife displays and museums, are subject to forfeiture provisions. In addition, there are 30.3 acres of undeveloped property subject to forfeiture. We expect to forfeit 15.3 acres of this undeveloped property as a result of not developing or selling this property during the agreed upon time period. Other remedies that have been included in some economic development agreements are loss of priority to tax payments supporting the repayment of bonds held by us. Where specific remedies are not set forth, the local governments would be entitled to pursue general contract remedies. A default by us under these economic development agreements could have an adverse effect on our cash flows and profitability.

We may incur costs from litigation or increased regulation relating to products that we sell, particularly tree stands and firearms, which could adversely affect our revenue and profitability.

We may incur damages due to lawsuits relating to products we sell. We are currently a defendant in 19 product liability lawsuits, including seven lawsuits relating to tree stands. Tree stands are seating platforms used by hunters to elevate themselves in a tree. In addition, sales of firearms and ammunition represented approximately 5.6% of our merchandise revenue during fiscal 2005. We may incur losses due to lawsuits, including potential class actions, relating to our performance of background checks on firearms purchases and compliance with other sales laws as mandated by state and federal law. We may also incur losses from lawsuits relating to the improper use of firearms or ammunition sold by us, including lawsuits by municipalities or other organizations attempting to recover costs from manufacturers and retailers of firearms and ammunition. Our insurance coverage and the insurance provided by our vendors for certain products they sell to us may be inadequate to cover claims and liabilities related to products that we sell. In addition, claims or lawsuits related to products that we sell or the unavailability of insurance for product liability claims, could result in the elimination of these products from our product line reducing revenue. If one or more successful claims against us are not covered by or exceed our insurance coverage, or if insurance coverage is no longer available, our available working capital may be impaired and our operating results could be adversely affected. Even unsuccessful claims could result in the expenditure of funds and management time and could have a negative impact on our profitability and on future premiums we would be required to pay on our insurance policies.

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

Changes in these laws and regulations or additional regulation could cause the demand for and sales of our products to decrease. Moreover, complying with increased or changed regulations could cause our operating expenses to increase. This could adversely affect our revenue and profitability.

Our inability or failure to protect our intellectual property could have a negative impact on our operating results.

Our trademarks, service marks, copyrights, patents, trade secrets, domain names and other intellectual property are valuable assets that are critical to our success. Effective trademark and other intellectual property protection may not be available in every country in which our products are made available. The unauthorized reproduction or other misappropriation of our intellectual property could diminish the value of our brands or goodwill and cause a decline in our revenue. Any infringement or other intellectual property claim made against us, whether or not it has merit, could be time-consuming, result in costly litigation, cause product delays or require us to enter into royalty or licensing agreements. As a result, any such claim could have an adverse effect on our operating results.

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

We have been, and will continue to be, particularly reliant on funding from securitization transactions for our financial services business. Securitization funding sources include both a commercial paper conduit facility and fixed and floating rate term securitizations. Our commercial paper conduit facility renews annually in June, and our first term securitization expires in November 2006. A failure to renew this facility, to resecuritize the term securitizations as they mature or to add additional term securitizations and commercial paper conduits on favorable terms as it becomes necessary could increase our financing costs and potentially limit our ability to grow our financial services business. Unfavorable conditions in the asset-backed securities markets generally, including the unavailability of commercial bank liquidity support or credit enhancements, such as financial guaranty insurance, could have a similar effect.

Furthermore, even if we are able to securitize our credit card loans consistent with past practice, poor performance of our securitized loans, including increased delinquencies and credit losses, lower payment rates or a decrease in excess spreads below certain thresholds, could result in a downgrade or withdrawal of the ratings on the outstanding securities issued in our securitization transactions, cause early amortization of these securities or result in higher required credit enhancement levels. This could jeopardize our ability to complete other securitization transactions on acceptable terms, decrease our liquidity and force us to rely on other potentially more expensive funding sources, to the extent available, which would decrease our profitability.

We may have to reallocate capital from our direct and retail businesses to meet the capital needs of our financial services business, which could alter our destination retail store expansion program.

Our bank subsidiary must satisfy the capital maintenance requirements of government regulators and its agreement with VISA International, Inc., or VISA. A variety of factors could cause the capital requirements of our bank subsidiary to exceed our ability to generate capital internally or from third party sources. For example, government regulators or VISA could unilaterally increase their minimum capital requirements. Also, we have significant potential obligations in the form of the unused credit lines of our cardholders. As of the end of fiscal 2005, these unfunded amounts were approximately $7.5 billion. Draws on these lines of credit could materially exceed predicted line usage. In addition, the occurrence of certain events, such as significant defaults in payment of securitized loans or failure to comply with the terms of securitization covenants, may cause previously completed securitization transactions to amortize earlier than scheduled or be reclassified as a liability for financial accounting purposes, both of which would have a significant effect on our ability to meet the capital maintenance requirements of our bank subsidiary, as affected off-balance sheet loans would immediately be recorded on our consolidated balance sheet and would be subject to regulatory capital requirements. If any of these factors occur, we may have to contribute capital to our bank subsidiary, which may require us to raise additional debt or equity capital and/or divert capital from our direct and retail businesses, which in turn could significantly alter our destination retail store expansion strategy.

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

We may not be able to retain existing cardholders, grow account balances or attract new cardholders and the profits from our financial services business could decline, for a variety of reasons, many of which are beyond our control, including:

•	credit risk related to the loans we make to cardholders and the charge-off levels of our credit card accounts;

•	lack of growth of potential new customers generated by our direct and retail businesses;

•	liquidity and funding risk relating to our ability to create the liquidity necessary to extend credit to our cardholders and provide the capital necessary to meet the requirements of government regulators and VISA; and

•	operational risk related to our ability to acquire the necessary operational and organizational infrastructure, manage expenses as we expand, and recruit management and operations personnel with the experience to run an increasingly complex and highly-regulated business.

Economic downturns and social and other factors could cause our credit card charge-offs and delinquencies to increase, which would decrease our profitability.

Economic downturns generally lead to increased charge-offs and credit losses in the consumer finance industry, which would cause us to experience increased charge-offs and delinquencies in our credit card loan portfolio. An economic downturn can hurt our financial performance as cardholders default on their balances or carry lower balances. A variety of social and other factors also may cause changes in credit card use, payment patterns and the rate of defaults by cardholders. These social factors include changes in consumer confidence levels, the public’s perception of the use of credit cards, changing attitudes about incurring debt and the stigma of personal bankruptcy. Additionally, credit card accounts tend to exhibit a rising trend in credit loss and delinquency rates between 18 to 30 months after they are issued. If the rate of growth in new account generation slows, the proportion of accounts in the portfolio that have been open for between 18 to 30 months will increase and the percentage of charge-offs and delinquencies may increase. Our underwriting criteria and product design may be insufficient to protect the growth and profitability of our financial services business during a sustained period of economic downturn or recession or a material shift in social attitudes, and may be insufficient to protect against these additional negative factors.

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

In connection with our financial services business, we borrow money from institutions and accept funds by issuing certificates of deposit, which we then lend to cardholders. We earn interest on the cardholders’ account balances, and pay interest on the certificates of deposit and borrowings we use to fund those loans. Changes in these two interest rates affect the value of the assets and liabilities of our financial services business. If the rate of interest we pay on borrowings increases more (or more rapidly) than the rate of interest we earn on loans, our net interest income, and therefore our earnings, could fall. Our earnings could also be adversely affected if the rates on our credit card account balances fall more quickly than those on our borrowings. In addition, as of the end of fiscal 2005, approximately 38.9% of our cardholders did not maintain balances on their credit card accounts. We do not earn any interest from these accounts but do earn other fees from these accounts such as VISA interchange fees. In the event interest rates rise, the spread between the interest rate we pay on our borrowings and the fees we earn from these accounts may change and our profitability may be adversely affected.

The VISA interchange litigation could adversely impact the amount of revenue generated by our financial services business.

Groups of small and large merchants have recently sued VISA alleging, among other things, that VISA and its member banks have violated U.S. antitrust laws by conspiring to fix the level of interchange fees. To date, we have not been named as a defendant in any interchange lawsuits. If the VISA interchange fees that are charged to merchants are reduced as a result of the interchange lawsuits, the amount of revenue our financial services business generates through collecting interchange fees may be negatively impacted.

Fluctuations in the value of our interests in our securitizations relating to our financial services business may adversely affect our earnings.

In connection with our securitizations relating to our financial services business, we retain certain interests in the assets included in the securitization. These interests are carried in our consolidated financial statements at fair value and include our retained interest, or a “transferor interest,” in the securitized loans, an “interest-only strip” which represents our right to receive excess cash available after repayment of all amounts due to the investors, and in some cases Class B certificates which are subordinate to the investors certificates. The fair value of these retained interests depends upon income earned on these interests which is affected by many factors not within our control, including the performance of the securitized loans, interest paid to the holders of securitization securities, credit losses and transaction expenses. The value of our interests in the securitizations will vary over time as the amount of loans in the securitized pool and the performance of those loans fluctuate. The performance of the loans included in our securitizations is subject to the same risks and uncertainties that affect the loans that we have not securitized, including, among others, increased delinquencies and credit losses, economic downturns and social factors, interest rate fluctuations, changes in government policies and regulations, competition, expenses, dependence upon third-party vendors, fluctuations in accounts and account balances, and industry risks.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

In addition to our destination retail stores listed below, we also operate a corporate headquarters, administrative offices, four distribution centers, a return center, five customer care centers and a taxidermy manufacturing facility. The following table provides information regarding the general location, use and approximate size of our non-retail principal properties:

Property	Location	Total Square Feet	Segment That Uses Property
Corporate Headquarters and Customer Care Center	Sidney, NE	294,000	Other, Retail, Direct and Financial Services
Administrative Offices	Sidney, NE	28,000	Other
Distribution Center	Sidney, NE	752,000	Other
Distribution Center	Prairie du Chien, WI	1,071,000	Other
Distribution Center	Mitchell, SD	84,000	Direct
Merchandise Return Center	Oshkosh, NE	52,000	Other
Customer Care Center	North Platte, NE	12,000	Direct
Administrative Offices and Customer Care Center	Kearney, NE	151,000	Direct
Customer Care Center	Grand Island, NE(1)	12,000	Direct
Customer Care Center and Administrative Offices	Lincoln, NE	76,000	Direct, Financial Services and Other
Manufacturing and Administrative Offices	Woonsocket, SD	145,000	Direct
Distribution Center	Wheeling, WV(1)	595,000	Other

(1)	We own all of these properties except the Grand Island, Nebraska customer care center and Wheeling, West Virginia distribution center, which we lease.

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

Location	Opening Date	Total Sq. Ft.
Kearney, NE	October, 1987	35,000
Sidney, NE	July, 1991	89,000
Owatonna, MN	March, 1998	159,000
Prairie Du Chien, WI	September, 1998	53,000
East Grand Forks, MN	September, 1999	59,000
Dundee, MI	March, 2000	228,000
Mitchell, SD	August, 2000	84,000
Kansas City, KS	August, 2002	186,000
Hamburg, PA	September, 2003	247,000
Wheeling, WV	August, 2004	176,000
Fort Worth, TX	May, 2005	234,000
Buda, TX	June, 2005	192,000
Lehi, UT	August, 2005	170,000
Rogers, MN	October, 2005	185,000

ITEM 3. LEGAL PROCEEDINGS

We are party to certain lawsuits in the ordinary course of our business. The subject matter of these proceedings primarily include commercial disputes, employment issues and product liability lawsuits, including the product liability lawsuits regarding tree stands described on page 23. We also are a party to the lawsuit regarding our use tax collection policy described on page 20. We do not believe that the ultimate dispositions of these proceedings, individually or in the aggregate, will have a material adverse effect on our consolidated financial position, results of operations or liquidity.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of fiscal 2005.

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Price Range of Common Stock

We have common stock and non-voting common stock. Our common stock began trading on June 25, 2004 on the NYSE under the symbol “CAB”. Prior to that date, there was no public market for our common stock. Our non-voting common stock is not listed on any exchange and not traded over the counter. As of February 20, 2006, there were 979 holders of record of our common stock and 7 holders of record of our non-voting common stock. This does not include persons who hold our common stock in nominee or “street name” accounts through brokers or banks.

The following table sets forth, for the periods indicated, the high and low sales prices per share of our common stock as reported on the NYSE:

	Fiscal 2005		Fiscal 2004
	High	Low	High	Low
First Quarter	$23.41	$20.15	N/A	N/A
Second Quarter (1)	$22.90	$18.56	$28.82	$25.60
Third Quarter	$23.09	$18.00	$30.27	$23.25
Fourth Quarter	$18.75	$15.34	$26.42	$20.96

(1)	Second Quarter of 2004 begins on June 25, 2004, our first day of public trading.

Dividend Policy

We have never declared or paid any cash dividends on our common stock and do not anticipate paying any cash dividends on our common stock in the foreseeable future. In addition, our revolving credit facility and our senior notes restrict our ability to pay dividends to our stockholders based upon our prior year’s consolidated EBITDA and our consolidated net worth, respectively. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Credit Facilities and Other Indebtedness.” We were in compliance with these covenants as of December 31, 2005.

Equity Compensation Plans

The information under the heading “Executive Compensation—Equity Compensation Plan Information as of Fiscal Year-End” in our Proxy Statement relating to our 2006 Annual Meeting of Shareholders is incorporated herein by reference.

ITEM 6. SELECTED FINANCIAL DATA

You should read the selected historical consolidated financial and other data set forth below in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our audited consolidated financial statements and the related notes included elsewhere in this report. In the opinion of management, the audited consolidated financial statements reflect all adjustments which are necessary to summarize fairly our financial position and our results of operations and cash flows for the periods presented. We have derived the historical consolidated statement of operations data for our fiscal years 2005, 2004 and 2003 and the historical consolidated balance sheet data as of the end of our fiscal years 2005 and 2004 from our audited consolidated financial statements included elsewhere in this report. We have derived the historical consolidated statement of operations data for our fiscal year 2002 and 2001 and the historical consolidated balance sheet data as of the end of our fiscal years 2003, 2002 and 2001 from our audited historical consolidated financial statements that are not included in this report. The historical results presented below are not necessarily indicative of the results to be expected for any future period.

	Fiscal Year (1)
	2005	2004	2003	2002	2001
	(Dollars in thousands, except per share data)
Statement of Operations Data:
Revenue:
Direct revenue	$1,037,778	$970,646	$924,296	$867,799	$787,170
Retail revenue	620,196	499,074	407,238	305,791	262,330
Financial services revenue (2)	116,100	78,104	58,278	46,387	27,329
Other revenue (3)	25,587	8,150	2,611	4,604	770

Total revenue	1,799,661	1,555,974	1,392,423	1,224,581	1,077,599
Cost of revenue	1,064,322	925,665	827,528	735,445	662,186

Gross profit	735,339	630,309	564,895	489,136	415,413
Selling, general and administrative expenses	620,376	533,094	479,964	413,135	353,462

Operating income	114,963	97,215	84,931	76,001	61,951

Interest income	672	601	408	443	404
Interest expense	(10,928)	(8,178)	(11,158)	(8,413)	(7,307)
Other income (4)	10,663	10,443	5,612	4,708	4,387

Income before provision for income taxes	115,370	100,081	79,793	72,739	59,435
Provision for income taxes	42,801	35,085	28,402	25,817	21,020

Net income	72,569	64,996	51,391	46,922	38,415
Less: Cumulative redeemable convertible preferred stock dividend (6)	—	—	—	—	(3,901)

Income available to common stockholders	$72,569	$64,996	$51,391	$46,922	$34,514

Basic earnings per share	$1.12	$1.06	$0.99	$0.94	$0.77
Diluted earnings per share	$1.10	$1.03	$0.93	$0.88	$0.71

Weighted average basic shares outstanding (000’s)	64,669	61,277	52,060	49,899	44,920

Weighted average diluted shares outstanding (000’s)	66,268	63,277	55,307	53,400	53,742

Selected Balance Sheet Data (as of end of period):
Cash and cash equivalents(5)	$86,923	$248,184	$192,581	$178,636	$109,755
Working capital	145,559	274,746	228,580	188,229	100,082
Total assets	1,366,280	1,228,231	963,553	834,968	646,690
Total debt	119,826	148,152	142,651	161,452	62,545
Total stockholders’ equity	639,853	566,354	372,515	259,530	212,075
Selected Cash Flow Data (7)
Net cash flows from operating activities	$72,564	$46,659	$63,253	$54,797	$69,946
Net cash flows from investing activities	(204,867)	(126,811)	(89,735)	(83,615)	(72,251)
Net cash flows from financing activities	(28,958)	135,755	40,427	97,699	84,336

Other Data:
Number of catalogs mailed (000’s)	121,606	120,383	103,976	96,723	83,520

Number of destination retail stores (at end of period)	14	10	9	8	7
Total gross square footage (at end of the period)	2,097,840	1,317,060	1,140,709	893,810	707,868
Average sales per gross square foot (8)	$367	$398	$386	$381	$367

Comparable store sales growth (9)	(6.3)%	(0.6)%	0.2%	3.7%	3.8%

Depreciation and amortization	$34,912	$29,843	$26,715	$23,539	$17,355
Capital expenditures	194,659	52,568	72,972	53,387	47,257

Purchases of marketable securities (10)	65,077	74,492	18,201	32,821	13,768

EBITDA (11)	$160,538	$137,501	$117,258	$104,248	$83,693
EBITDA margin (12)	8.9%	8.8%	8.4%	8.5%	7.8%

(1)	Our fiscal years are based on the 52-53 week period ending on the Saturday closest to December 31. Our fiscal years 2005, 2004, 2002, and 2001 consisted of 52 weeks and our fiscal year 2003 consisted of 53 weeks.
(2)	On March 23, 2001, we purchased the remaining 50% ownership interest in Cabela’s Card, LLC that we did not previously own and formed a new wholly-owned bank subsidiary, World’s Foremost Bank. The financial results of the bank were consolidated with our results beginning March 23, 2001.
(3)	Other revenue consists primarily of revenue from our real estate and travel businesses.
(4)	Other income primarily consists of interest earned on economic development bonds, gains on sales of marketable securities and equity in undistributed net earnings (losses) of equity method investees.
(5)	At fiscal year end 2005, 2004, 2003, 2002 and 2001, cash and cash equivalents at World’s Foremost Bank were $80.6 million, $58.1 million, $77.2 million, $35.0 million and $34.4 million, respectively, which is included in our consolidated cash and cash equivalents. Due to regulatory restrictions, our ability to use this cash for non-banking operations, including for working capital for our direct or retail businesses or for destination retail store expansion, may be limited. See “Management’s Discussion and Analysis of Financial Condition and Results of Operation—Bank Dividend Limitations and Minimum Capital Requirements.”
(6)	In September 2001, all outstanding shares of cumulative redeemable convertible preferred stock were converted to non-voting common stock.
(7)	Cash flow data is shown as reclassified. In fiscal 2005, the Company reclassified certain portions of its retained interests related to its financial services business to operating cash flows from investing cash flows. All periods presented are shown as reclassified. We believe this reclassification does not have a material impact on our financial statements.
(8)	Average sales per gross square foot includes sales and square footage of stores that are open at the beginning of the period and at the end of the period.
(9)	A store is included in our comparable store sales base the first day of the month following the fifteen month anniversary of its opening or expansion by greater than 25% of total square footage. The percentages shown are based on a 52 to 52 week comparison.
(10)	This amount consists primarily of purchases of economic development bonds, the proceeds of which are used to construct our destination retail stores and related infrastructure. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Retail Store Expansion.”
(11)	When we use the term “EBITDA”, we are referring to net income minus interest income plus interest expense, income taxes and depreciation and amortization. We present EBITDA because we consider it an important supplemental measure of our performance. We also use EBITDA to determine our compliance with some of the covenants under our revolving credit facility.

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

The following table reconciles EBITDA to net income:

	Fiscal Year (1)
	2005	2004	2003	2002	2001
	(Dollars in thousands)
Net income	$72,569	$64,996	$51,391	$46,922	$38,415
Deprecation and amortization.	34,912	29,843	26,715	23,539	17,355
Interest income	(672)	(601)	(408)	(443)	(404)
Interest expense	10,928	8,178	11,158	8,413	7,307
Income taxes	42,801	35,085	28,402	25,817	21,020

EBITDA	$160,538	$137,501	$117,258	$104,248	$83,693

(12)	EBITDA margin is defined as our consolidated EBITDA as a percentage of our consolidated revenue.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of financial condition, results of operations, liquidity and capital resources should be read in conjunction with our audited consolidated financial statements and notes thereto appearing elsewhere in this report. This discussion contains forward-looking statements that involve risks and uncertainties, including information with respect to our plans, intentions and strategies for our businesses. See “Special Note Regarding Forward-Looking Statements.” For additional information regarding some of the risks and uncertainties that affect our business and the industries in which we operate, please see “Risk Factors.” Our actual results may differ materially from those estimated or projected in any of these forward-looking statements.

Overview

We are the world’s largest direct marketer, and a leading specialty retailer, of hunting, fishing, camping and related outdoor merchandise. We serve people who enjoy the outdoor lifestyle through our well-established direct business and our growing number of destination retail stores. In fiscal 2005, we drove incremental merchandise sales and profitability through our growing number of destination retail stores and increases in our Direct business through growth in usage of our website. Additionally, we benefit from our credit card operation that strategically supports our business segments. Our co-branded credit card provides revenue from credit and interchange fees and offers us the opportunity to enhance our merchandising business revenue by reinforcing our brand and increasing customer loyalty. To best reflect our operations, we organize the financial reporting of our business into the following segments:

•	Direct, which consists of our catalogs and website;

•	Retail, which consists of our destination retail stores;

•	Financial Services, which consists of our credit card business, which is managed and administered by our wholly-owned bank subsidiary, World’s Foremost Bank; and

•	Other, which consists of aggregated non-merchandising outfitter services, our real estate land sales and our corporate and other expenses.

In the discussion below, where we refer to our “merchandising business” we are referring to our Direct and Retail segments, collectively. Where we refer to our “bank,” we are referring to our Financial Services segment.

Revenue

Revenue consists of sales of our products and services. Direct revenue includes sales from orders placed over the phone, by mail and through our website and includes customer shipping charges. Retail revenue includes all sales made at our destination retail stores and is driven by sales at new stores and changes in comparable store sales. A store is included in our comparable store sales base on the first day of the month following the fifteen month anniversary of its opening or expansion by greater than 25% of total square footage. Financial Services revenue includes securitization income, interest income and interchange and other fees net of reward program costs, interest expense and credit losses from our credit card operations. Other revenue consists primarily of land sales around our destination retail stores and our non-merchandising outfitter services.

Cost of Revenue

Cost of revenue for our merchandising business includes cost of merchandise, shipping costs, inventory shrink and other miscellaneous costs. However, it does not include occupancy costs, depreciation, direct labor or warehousing costs, which are included in selling, general and administrative expenses. Our Financial Services segment does not have costs classified as cost of revenue. Other cost of revenue includes the basis in land that we have sold.

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

Trends and Opportunities

Retail Expansion. Our new destination retail store expansion plans will require significant capital expenditures and effort. We anticipate the average initial investment to construct a large-format destination retail store will range from approximately $30 million to $50 million depending on the size of the store and the amount of public improvements necessary. This investment includes the cost of real estate, site work, public improvements such as utilities and roads, buildings, equipment, fixtures (including taxidermy) and inventory. See “—Liquidity and Capital Resources—Retail Store Expansion.” We currently intend to open five new large-format destination retail stores in 2006. Where appropriate, we intend to continue to utilize economic development arrangements with state and local governments to offset some of these costs and improve the return on investment on new destination retail stores. Our failure to obtain or negotiate economic development packages with local and state governments could cause us to significantly alter our destination retail store strategy or format and/or delay the construction of one or more of our destination retail stores and could adversely affect our revenue, cash flows and profitability. We added 59.3% more retail square footage in 2005, and we anticipate that the five large-format destination retail stores we currently plan to open in 2006 will add approximately 707,500, or 33.7%, to our retail square footage in 2006.

Increased gasoline prices. Increased gasoline prices may affect us more negatively than our other retail competition. We rely on destination retail store formats where some of our customers must drive hundreds of miles to visit our stores. If gasoline prices increase, customers may opt to shop at competitors located closer to large populations. Our new store locations in 2005, as well as future planned locations, are primarily located closer to larger metropolitan areas, which we believe will help mitigate the impact of gasoline price increases on our Retail sales.

Declining Comparable Store Sales. Our comparable store sales have declined for the last six quarters. We believe there are multiple factors that have contributed to the decline. The first factor is increased gasoline prices as discussed above. The second factor for fiscal 2005 was that the largest and most productive store in fiscal 2004, our Hamburg, Pennsylvania store, entered the comparable store base. The opening of that store was extremely successful, which made comparisons difficult. However, despite not meeting its comparisons to the prior year, our Hamburg store was still one of our most productive stores at over $420 per square foot in sales for fiscal 2005. The third factor in declining comparable store sales was the location of our Dundee, Michigan store, which we believe was impacted by economic conditions related to layoffs in that region. The fourth factor is a cannibalization of our own Retail store sales in Owatonna, Minnesota, with the opening of our new store in Rogers, Minnesota.

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

Catalog production and circulation costs. Prior to fiscal 2005, catalog production and circulation costs were increasing more rapidly than Direct revenue. This had been caused by a variety of factors, including our strategy to use our catalogs as an advertising and marketing tool for our entire business, including mailing additional catalogs into markets where we have destination retail stores. In fiscal 2005, due to the growth in our Direct business, Direct revenue growth outpaced the growth in our catalog costs. However, the costs of providing our catalogs continue to increase as postage and printing prices increase. We estimate that the increase in postal rates in 2006 will increase our catalog costs by 1.9%. We are mitigating those costs increases by entering into longer-term contracts for paper and printing. In addition, we plan to develop and implement other strategies to reduce order processing and distribution costs, and utilize our marketing database to determine optimal circulation strategies.

Effect of retail expansion on direct business. When we open a destination retail store in a new market, our Direct revenue in that market generally experiences a decline during the first twelve months of the new store opening despite a substantial increase in our Retail revenue in that market due to the presence of our destination retail store. The new retail store serves as a marketing tool in that geographic area. As a result, in the year following the opening of the destination retail store, Direct revenue in that market has historically resumed its historical growth rates. We were very pleased with the continued growth rate of our direct business in fiscal 2005, a year in which we increased our retail store square footage by 59.3%.

Investment in infrastructure. We anticipate that we will continue investing in our infrastructure to support our new destination retail stores and in our management information systems department, which supports growth in our website customer base. We expect that we will make investments in our data systems, and we expect to hire additional employees in our shared services and corporate overhead areas in a manner appropriate to support our revenue growth.

Saturation of our credit card. We anticipate that Financial Services revenue will increase as our portfolio of managed loans matures, and we will seek to further increase Financial Services revenue by attracting new cardholders through low cost targeted marketing and enhancing our loyalty program to encourage increased customer usage of our credit cards. We will seek to control costs in our Financial Services segment by managing default rates, delinquencies and charge-offs by continuing our underwriting and account management standards and practices. We anticipate that we will continue to sell our credit card loans in the securitization markets and manage those customer accounts at the bank.

Increase in interchange income. We have experienced an increase in interchange fee income as VISA raised the interchange rate charged to merchants in 2004, and we participated in a new reward program with VISA in 2005 that increased our interchange income. These changes accounted for a $5.7 million and $1.4 million increase in revenue, or 5.24% and 1.8% of our total Financial Services revenue, in fiscal 2005 and fiscal 2004, respectively.

Influences on Period Comparability

We believe that the following factors have the potential to materially impact the comparability of our results of operations if they differ from period to period:

•	New destination retail store openings. The timing and number of our new destination retail store openings will have an impact on our results. First, we incur one-time expenses related to opening each new destination retail store. New store expenses for our large-format destination retail stores, the majority of which are incurred prior to the store’s opening, averaged approximately $2.2 million per store in 2005 and are expensed as incurred. Historically, we have received support from our vendors in a variety of forms, including merchandise, purchase volume discounts and cooperative advertising allowances. This support has helped to offset the cost of opening our new destination retail stores and is typically recorded either as a direct reduction of the related selling, general and administrative expenses being reimbursed, or as a general reduction to inventory costs. As we have begun to open more than one destination retail store in a year, the support that we have received has decreased on a per store basis. Second, most destination retail store expenses vary proportionately with revenue, but there is also a fixed cost component, consisting primarily of occupancy costs, utilities and management overhead. These fixed costs typically result in lower store profitability when a new destination retail store opens. Due to both of these factors, a new destination retail store opening may result in temporary declines in operating income, both in dollars and/or as a percentage of revenue. As the number of destination retail stores increases, the fixed costs will be spread over a broader Retail revenue base and should not represent the same disproportionate percentage of revenue in the future.

•	Securitization of credit card loans. During the first quarter of 2003, we completed two securitization transactions, which resulted in a reduction in securitization income of $1.3 million. We completed a securitization transaction in the second quarter of 2004 in which we sold $75.0 million of fixed rate notes and $175.0 million of floating rate notes, which contributed to a reduction in securitization income of $3.1 million. These reductions in securitization income do not have a material impact on the full fiscal year 2004 results when compared to the prior full fiscal year results. In fiscal 2005, we completed a securitization transaction in the fourth fiscal quarter. However, due to the structure of the securitization there was no reduction of securitization income. The timing and structure of these securitization transactions can cause fluctuations in our quarterly results.

•	Rapid interest rate changes. During periods of falling interest rates, our Financial Services segment generally benefits as the variable rate of interest paid in connection with our securitization programs and borrowings generally falls more rapidly than the interest rates charged to our cardholders. During periods of rising interest rates, we generally experience the opposite effect. Interest rates declined or were steady in the periods presented prior to 2005 in our selected financial data. The recent increases in interest rates have not materially impacted the operating results of our Financial Services segment as we have obtained favorable fixed interest rates for a portion of our securitizations and borrowings and have been able to increase the interest rates paid by our cardholders. We cannot assure you that we will be able to obtain similar fixed interest rates for our securitizations and borrowings in the future. See “Risk Factors—Risks Related to Our Financial Services Business—Changes in interest rates could have a negative impact on our earnings.”

•	Changes in segment mix. We record the direct labor expenses of our Retail segment and all of the costs of our Financial Services segment in selling, general and administrative expenses. Therefore, an increase in the revenue of those segments will generally be accompanied by an increase in selling, general and administrative expenses. In addition, as discussed above, our Financial Services segment does not have costs classified as cost of revenue. If revenue in our Retail or Financial Services segments grow at a disproportionate rate compared to our Direct segment, our results will reflect the disproportionate effect on gross profit and selling, general and administrative expenses that results from our classification of these expenses.

•	Seasonality. Our revenue is seasonal in nature due to holiday buying patterns and hunting and fishing season openings across the country. Our merchandise revenue is typically higher in the third and fourth quarters than in the first and second quarters. See “Quarterly Results of Operations and Seasonal Influences.”

•	Compensation Charges for New Accounting Pronouncements. On December 15, 2004, the FASB issued FASB Statement 123R, Share Based Payment (“Statement 123R”). This revises the previously issued FASB 123. It requires public companies to record compensation at fair value for newly issued options and for remaining outstanding unvested options as of the effective date, which is for periods beginning after December 15, 2005. We expect to incur a total non-cash pre-tax compensation charge for outstanding unvested options and employee stock purchase plan discounts of approximately $2.3 million during fiscal 2006. This does not include charges for any new option grants that may be approved during fiscal 2006.

•	Land sales impact on other revenue. In fiscal 2005, the amount of land sales increased over fiscal 2004 by $17.7 million to $25.2 million compared to $7.5 million in fiscal 2004. These land sales are included in other revenue and pertain to development of land around our destination retail stores. The cost of the land is reflected in cost of sales as this land was held for sale. The timing of the land sales and the varying gross profit of these land sales can have an impact on our annual and quarterly results. The margin on the sales of land can vary significantly depending on the circumstances and development plan for each location. Total gross profit on our land sales was $4.4 million, or 17.5% of land sales, in fiscal 2005 compared to $2.8 million, or 37.3% of land sales, in fiscal 2004.

•	Number of weeks in our fiscal periods. Our fiscal year ends on the Saturday closest to December 31 and, as a result, a 53rd week is added every five or six years. Fiscal year 2003 consisted of 53 weeks ended on January 3, 2004. Fiscal years 2005, 2004, 2002 and 2001 consisted of 52 weeks. Our fiscal year policy only impacts our retail and direct segments. Our bank’s fiscal year ends on December 31st and therefore is not impacted by the 53rd week.

Shelf Registration

On September 2, 2005, we filed a Form S-3 Registration Statement to register 6,252,768 shares of common stock. The shares of common stock being offered in the registration statement by selling stockholders are issuable upon conversion of 6,252,768 shares of non-voting Class B common stock. We will not receive any of the proceeds from the sale of shares of common stock in this offering. The timing and amount of any sale are within the sole discretion of the selling stockholders.

Results of Operations

Our fiscal year ends on the Saturday closest to December 31. Fiscal years 2005 and 2004 each consisted of 52 weeks, while fiscal year 2003 consisted of 53 weeks. Our operating results for fiscal years 2005, 2004 and 2003, expressed as a percentage of revenue, were as follows:

	Fiscal Years
	2005	2004	2003
Revenue	100.0%	100.0%	100.0%
Cost of revenue	59.1	59.5	59.4

Gross profit	40.9	40.5	40.6
Selling, general and administrative expenses	34.5	34.3	34.5

Operating income	6.4	6.2	6.1

Interest income	0.0	0.0	0.0
Interest expense	(0.6)	(0.5)	(0.8)
Other income (net)	0.6	0.7	0.4

Total other expense	0.0	0.2	(0.4)

Income before provision for income taxes	6.4	6.4	5.7
Income tax expense	2.4	2.3	2.0

Net income	4.0%	4.1%	3.7%

Segment Information

The following table sets forth the revenue and operating income of each of our segments for fiscal years 2005, 2004 and 2003.

	Fiscal Years
	2005	2004	2003
	(Dollars in thousands)
Direct revenue	$1,037,778	$970,646	$924,296
Retail revenue	620,196	499,074	407,238
Financial services revenue	116,100	78,104	58,278
Other revenue	25,587	8,150	2,611

Total revenue	$1,799,661	$1,555,974	$1,392,423

Direct operating income	$150,788	$146,765	$143,996
Retail operating income	73,660	72,136	56,193
Financial services operating income	61,355	31,099	19,271
Other operating income (loss)	(170,840)	(152,785)	(134,529)

Total operating income	$114,963	$97,215	$84,931

As a Percentage of Total Revenue:
Direct revenue	57.6%	62.4%	66.4%
Retail revenue	34.5	32.1	29.2
Financial services revenue	6.5	5.0	4.2
Other revenue	1.1	0.5	0.2

Total revenue	100.0%	100.0%	100.0%

As a Percentage of Segment Revenue:
Direct operating income	14.5%	15.1%	15.6%
Retail operating income	11.9%	14.5%	13.8%
Financial services operating income	52.8%	39.8%	33.1%
Total operating income (1)	6.4%	6.2%	6.1%

(1)	The percentage set forth is a percentage of consolidated revenue rather than revenue by segment as it is based upon our consolidated operating income. A separate line item is not included for Other operating income as this amount is reflected in the total operating income amount, which reflects our consolidated operating results.

For credit card loans securitized and sold, the loans are removed from our balance sheet and the net earnings on these securitized assets after paying outside investors are reflected as a component of our securitization income on a GAAP basis. The following table summarizes the results of our Financial Services segment for fiscal years 2005, 2004 and 2003 on a GAAP basis with interest and fee income, interest expense and provision for loan losses for the credit card loans receivable we own reported in net interest income. Non-interest income on a GAAP basis includes servicing income, gains on sales of loans and income recognized on our retained interests for the entire securitized portfolio, as well as, interchange income on the entire managed portfolio.

Financial Services Revenue as reported in the Financial Statements:

	Fiscal Years
	2005	2004	2003
	(Dollars in thousands)
Interest and fee income	$17,196	$12,735	$7,858

Interest expense	(3,241)	(3,063)	(3,226)

Net interest income	13,955	9,672	4,632

Non-interest income:
Securitization income (1)	133,032	96,466	74,472
Other non-interest income	31,836	24,905	19,050

Total non-interest income	164,868	121,371	93,522

Less: Customer rewards costs	(62,723)	(52,939)	(39,876)

Financial Services revenue	$116,100	$78,104	$58,278

(1)	For the fiscal years ended 2005, 2004 and 2003, we recognized gains on sale of credit card loans of $17.0 million, $8.9 million and $5.9 million, respectively, which are reflected as a component of securitization income.

Our “managed” credit card loans represent credit card loans receivable we own plus securitized credit card loans. Since the financial performance of the managed portfolio has a significant impact on the earnings we will receive from servicing the portfolio, we believe the following table on a “managed” basis is important information to analyze our revenue in the Financial Services segment. This non-GAAP presentation reflects the financial performance of the credit card loans receivable we own plus those that have been sold for the fiscal years ended 2005, 2004 and 2003 and includes the effect of recording the retained interest at fair value. Interest income, interchange income (net of customer rewards) and fee income on both the owned and securitized portfolio are recorded in their respective line items. Interest paid to outside investors on the securitized credit card loans is included with other interest costs and included in interest expense. Credit losses on the entire managed portfolio are included in provision for loan losses. Although our financial statements are not presented in this manner, management reviews the performance of its managed portfolio in order to evaluate the effectiveness of its origination and collection activities, which ultimately affects the income we will receive for servicing the portfolio. The securitization of credit card loans primarily converts interest income, interchange income, credit card fees, credit losses and other income and expense related to the securitized loans into securitization income.

Managed Financial Services Revenue:

	Fiscal Year
	2005	2004	2003
	(Dollars in thousands)
Interest income	$102,824	$71,309	$54,412
Interchange income, net of customer reward costs	52,737	36,493	28,945
Other fee income	20,738	16,841	13,605
Interest expense	(41,654)	(26,750)	(21,361)
Provision for loan losses	(24,254)	(20,208)	(17,380)
Other	5,709	419	57

Managed Financial Services revenue	$116,100	$78,104	$58,278

As a Percentage of Managed Credit Card Loans Managed Financial Services Revenue:
Interest income	9.4%	8.0%	7.7%
Interchange income, net of customer reward costs	4.8	4.1	4.1
Other fee income	1.9	1.9	1.9
Interest expense	(3.8)	(3.0)	(3.0)
Provision for loan losses	(2.2)	(2.3)	(2.4)
Other	0.5	0.0	0.0

Managed Financial Services revenue	10.6%	8.7%	8.3%

Average reported credit card loans	$106,115	$82,526	$61,850
Average managed credit card loans	$1,095,580	$888,730	$705,265

Fiscal Year 2005 Compared to Fiscal Year 2004

Revenue

Revenue increased by $243.7 million, or 15.7%, to $1,799.7 million in fiscal 2005 from $1,556.0 million in fiscal 2004 as we experienced revenue growth in each of our segments. We sold a significant amount of land in fiscal 2005 as compared to fiscal 2004, which was the primary contributor to the revenue growth in our Other segment of $17.4 million.

Direct Revenue. Direct revenue increased by $67.1million, or 6.9%, to $1,037.8 million in fiscal 2005 from $970.6 million in fiscal 2004 primarily due to growth in sales through our website. The number of customer packages shipped increased by 8.0% to 9.9 million in fiscal 2005. Circulation of our catalogs increased by 0.8 billion pages, or 2.3%, to 35.3 billion pages in fiscal 2005 from 34.5 billion pages in fiscal 2004. The number of active customers, which we define as those customers who have purchased merchandise from us in the last twelve months, increased by 4.8% to approximately 4.4 million in fiscal 2005 over fiscal 2004. The product categories that contributed the largest dollar volume increase to our fiscal 2005 Direct revenue growth included hunting equipment, footwear and camping.

Retail Revenue. Retail revenue increased by $121.1 million, or 24.3%, to $620.2 million in fiscal 2005 from $499.1 million in fiscal 2004 due to increased new store sales of $154.9 million. Revenue for stores in our comparable base decreased by $29.4 million, or 6.3%, compared to fiscal 2004. We attribute the decrease in comparable store sales to the addition of our Hamburg, Pennsylvania store in the comparable store base, higher gasoline prices, unemployment related to the industries near our Dundee, Michigan store and cannibalization of sales from our Owatonna, Minnesota store related to the opening of our Rogers, Minnesota store. Our Hamburg store was very successful in 2004 making comparable store sales challenging. Hurricanes in the southern part of the United States may have had some impact on our two new stores in Texas, however the primary impact was the hurricanes’ effect on gasoline prices. The product categories that contributed the largest dollar volume increase to our Retail revenue growth in fiscal 2005 included hunting equipment, camping and footwear.

Financial Services Revenue. Financial Services revenue increased by $38.0 million, or 48.6%, to $116.1 million in fiscal 2005 from $78.1 million in fiscal 2004 primarily due to an increase in securitization income of $36.6 million. The 37.9% increase in securitization income was primarily a result of interchange income increasing by $26.0 million as our customers’ VISA net purchases increased by 22.2%. In addition, our participation in a new reward program with VISA increased our interchange income by $5.7 million for the fiscal year. Customer reward costs, which are netted against Financial Services revenue, generally increase at the same rate as VISA net purchases. However, in fiscal 2005, customer reward costs increased only $9.8 million, or 18.5% over fiscal 2004. The decrease in the growth rate of customer reward costs as compared to VISA net purchases was caused by changes in some of our promotional event campaigns, the implementation of the instant credit program in our destination retail stores in the second fiscal quarter of 2005 and a cost sharing program implemented with our retail stores whereby our retail stores cover a larger portion of the customer reward costs for special events. Instant credit allows customers to find out within minutes if they are approved for credit. Changes in our customer rewards program implemented in connection with instant credit have reduced the customer rewards costs related to the acquisition of new accounts. Compared to fiscal 2004, the number of average active accounts in fiscal 2005 grew by 17.3% to 726,214 and the average balance per active account grew by 5.1% to approximately $1,509.

Gross Profit

Gross profit increased by $105.0 million, or 16.7%, to $735.3 million in fiscal 2005 from $630.3 million in fiscal 2004. As a percentage of revenue, gross profit increased to 40.9% for fiscal 2005, compared to 40.5% in fiscal 2004. Our Financial Services revenue growth of $38.0 million, which does not have any corresponding increase in cost of revenue, provided for an increase of 1.0% to gross profit as a percent of revenue. However, this was offset by a decline in merchandising gross profit of 0.5% of merchandise revenue, as discussed below, and a decline of 0.1% in gross profit as a percent of revenue on our other revenue due to sales of land at relatively low gross profit.

Merchandising Business. The gross profit of our merchandising business increased by $62.4 million, or 11.3%, to $613.9 million in fiscal 2005 from $551.5 million in fiscal 2004. As a percentage of merchandise revenue, gross profit declined by 0.5% to 37.0% in fiscal 2005 from 37.5% in fiscal 2004. The decline was attributable to increased freight costs due to higher fuel prices. Freight costs increased by 0.6% of merchandise revenue to 2.9% of merchandise revenue in fiscal 2005 compared to 2.3% of merchandise revenue in fiscal 2004. Declines in gross profit due to freight costs were offset by improved merchandising practices and less discounting as a percentage of merchandise revenue over the prior year.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased by $87.3 million, or 16.4%, to $620.4 million in fiscal 2005 from $533.1 million in fiscal 2004. Selling, general and administrative expenses were 34.5% of revenue in fiscal 2005, compared to 34.3% in fiscal 2004. The most significant factors contributing to the increase in selling, general and administrative expenses included:

•

Selling, general and administrative expenses attributed to shared services comprised $22.7 million of the total increase in selling, general and administrative expense and increased primarily as a result of the addition of new employees, which increased salary and wages, related taxes, insurance and benefits, and 401(k) matching expense by $10.6 million. The additional new employees were hired primarily in the distribution department, relating to expansion of retail distribution and increases in the direct business. In addition, we hired additional personnel in management information systems, finance, legal and human resources to support our growing infrastructure. Bonuses increased by $4.5 million due in part to our improved performance, but also due to the elimination of extended vesting on executive bonus compensation whereby deferred bonuses of $1.7 million were fully expensed in 2005 rather than expensed over a two-year period in accordance with the previous plan. Depreciation expense increased $2.8 million as the Wheeling distribution center was in service for a full year in 2005 compared to a partial year in 2004. In addition, there were system related projects put in service for the distribution centers tracking of inventory and for various corporate projects. Furniture and fixtures were put in service for various corporate expansion projects. Supplies expense increased $2.0 million related to increased supplies in the distribution area and additional new employees. Equipment and software items that do not meet our capitalization policy and are charged to expense increased by $1.7 million due to increased infrastructure and software maintenance costs. Property taxes increased by $1.7 million due to a credit for an estimated rebate on a state tax program recorded in fiscal 2004.

•	Direct selling, general and administrative expenses comprised $18.6 million of the total increase in selling, general and administrative expense. Catalog production costs increased by $7.8 million, or 5.3%. Catalog costs increased to $154.2 million, or 14.9% of Direct revenue in fiscal 2005, from $146.4 million, or 15.1% of Direct revenue in fiscal 2004. This decrease in catalog costs as a percent of our Direct revenue was primarily due to the strong Direct revenue increase and the focus on achieving the optimal circulation program. Salary and related benefits increased by $5.0 million due in part to additional employees in our promotional area and due to an increase in health insurance of $1.5 million. The increase in health insurance was partly due to an increase in standard insurance rates charged to some of our smaller subsidiaries as the number of their employees increased. Advertising increased by $2.7 million as a result of Internet advertising fees. Our credit card discount fees increased by $1.9 million. As a percentage of revenue these fees increased 0.1% as interchange rates have increased. Maintenance related equipment and software expenses increased by $0.6 million related to a software and equipment maintenance agreement for our customer relations department.

•	Retail selling, general and administrative expenses comprised $38.3 million of the total increase in selling, general and administrative expense primarily due to having more stores and to increased new store development and pre-opening costs. We break these costs into three categories. The first category is pre-opening and new store development costs, which are all costs that we incur prior to a store’s opening. The second category is the selling, general and administrative costs of new stores after they have opened, but before they are included in the comparable store base. The final category is the selling, general and administrative expenses that are incurred by the stores in our comparable store base. In fiscal 2005, our new store development and pre-opening costs increased by $7.6 million related to our retail expansion efforts. We also had four new stores that accounted for an increase of $34.5 million in selling, general and administrative expenses. The increases in selling, general and administrative expenses related to new stores were offset by a reduction of $3.7 million in the selling, general and administrative expenses of stores in our comparable store base, compared to those same stores in the prior year.

•	Financial Services selling, general and administrative expenses comprised $7.7 million of the total increase in selling, general and administrative expense. Advertising and promotion costs increased by $2.7 million due to increases in VISA assessments, new account acquisition costs and account retention tools. Third-party data processing services increased by $1.8 million, as the number of credit card accounts and transactions increased. Salary and related benefits increased $1.5 million with the growth of the bank. Professional fees increased $0.9 million due to consulting services for industry data research. Bad debt expense increased by $0.7 million primarily due to an increase in counterfeit fraud. Our bad debts relating to fraud are less than industry standards. Total Financial Services selling, general and administrative expenses as a percentage of Financial Services revenue decreased from 60.2% in fiscal 2004 to 47.2% in fiscal 2005.

Operating Income

Operating income increased by $17.8 million, or 18.3%, to $115.0 million in fiscal 2005 from $97.2 million in fiscal 2004 primarily due to the factors discussed above.

Other Income

Other income increased by $0.2 million to $10.6 million in fiscal 2005 from $10.4 million in fiscal 2004 primarily due to an increase in interest earned from economic development bonds of $3.5 million in fiscal 2005. This increase was offset by decreases in gain on sale of investment and equity recognized for an unconsolidated subsidiary of $3.3 million related to the sale of our investment in Great Wolf Lodge, LLC in fiscal 2004.

Interest Expense

Interest expense increased by $2.7 million in fiscal 2005 to $10.9 million as compared with $8.2 million in fiscal 2004. The interest expense increase was primarily due to increased borrowings on our revolving line of credit. In fiscal 2004, we were able to utilize the proceeds from our initial public offering rather than incurring interest on our revolving line of credit.

Income Taxes

Our effective tax rate was 37.1% in fiscal 2005 compared to 35.1% in fiscal 2004. The increase in our effective tax rate is a result of us entering additional states during 2005, changing our estimated rate on deferred taxes and truing up our prior year’s tax provision. We expect that our effective tax rate will continue to increase as we enter more states with our destination retail stores.

Fiscal Year 2004 Compared to Fiscal Year 2003

Revenue

Revenue increased by $163.6 million, or 11.7%, to $1,556.0 million in fiscal 2004 from $1,392.4 million in fiscal 2003 as we experienced revenue growth in each of our segments. We had 53 weeks in fiscal 2003 versus 52 weeks in fiscal 2004. On a comparative 52 week basis, revenue increased by 13.4%.

Direct Revenue. Direct revenue increased by $46.3 million, or 5.0%, to $970.6 million in fiscal 2004 from $924.3 million in fiscal 2003 primarily due to growth in sales through our website. When we adjust for the extra week in fiscal 2003, our direct revenue grew by 6.6%. The number of customer packages shipped increased by 5.3% to 8.1 million in fiscal 2004. Circulation of our catalogs increased by 3.3 billion pages, or 10.6%, to 34.5 billion pages in fiscal 2004 from 31.2 billion pages in fiscal 2003. The number of active customers, which we define as those customers who have purchased merchandise from us in the last twelve months, increased by 6.1% to approximately 4.2 million in fiscal 2004 over fiscal 2003. The product categories that contributed the largest dollar volume increase to our Direct revenue growth included work wear, home furnishings and archery with paint ball being our fastest growing category in the Direct segment for fiscal 2004.

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

Gross Profit

Gross profit increased by $65.4 million, or 11.6%, to $630.3 million in fiscal 2004 from $564.9 million in fiscal 2003. As a percentage of revenue, gross profit declined slightly to 40.5% for fiscal 2004, compared to 40.6% in fiscal 2003. Our Financial Services revenue growth of $19.8 million, which does not have any corresponding increase in cost of revenue, provided for an increase of 0.5% to gross profit as a percent of revenue. However, this was offset by a decline in merchandising gross profit of 0.4% of merchandise revenue, as discussed below, and a decline of 0.2% in gross profit as a percent of revenue on our other revenue due to a sale of land with no gross profit.

Merchandising Business. The gross profit of our merchandising business increased by $46.8 million, or 9.3%, to $551.5 million in fiscal 2004 from $504.7 million in fiscal 2003. As a percentage of merchandise revenue, gross profit declined by 0.4% to 37.5% in fiscal 2004, from 37.9% in fiscal 2003. The decline was attributable to increased promotional activities, increased freight costs and a decrease in our net shipping margin. Promotional activity recorded in net revenue had a negative impact on gross merchandising margin of 0.8% of merchandise revenue. Increased freight costs of $5.5 million contributed to 0.3% of the decrease in our gross profit as a percent of merchandise revenue. And finally, a decrease in net shipping margin (shipping income less shipping expense) decreased our merchandising gross profit by 0.1% of merchandise revenue. These decreases were partially offset by improved merchandising practices.

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

Other Income

Other income increased by $4.8 million, to $10.4 million in fiscal 2004 from $5.6 million in fiscal 2003 primarily due to an increase in interest earned from economic development bonds of $2.5 million and due to a gain on the sale of our investment in Great Wolf Lodge, LLC.

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

Quarterly Results of Operations and Seasonal Influences

Due to holiday buying patterns and hunting and fishing season openings across the country, merchandise revenue is typically higher in the third and fourth quarters than in the first and second quarters. We anticipate our revenue will continue to be seasonal in nature.

The following table sets forth unaudited financial and operating data in each quarter during fiscal years 2005 and 2004. This quarterly information has been prepared on a basis consistent with our audited financial statements and includes all normal recurring adjustments that we consider necessary for a fair presentation of the information shown. This information should be read in conjunction with our selected financial data and audited consolidated financial statements and the notes thereto appearing elsewhere in this report. Our quarterly operating results may fluctuate significantly as a result of these and a variety of other factors, and operating results for any quarter are not necessarily indicative of results for a full fiscal year. See “Risk Factors” and “—Influences on Period Comparability.”

	Unaudited
	2005				2004
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	First Quarter	Second Quarter (1)	Third Quarter	Fourth Quarter
	(Dollars in thousands except EPS)
Net revenue	$350,589	$343,872	$429,753	$675,447	$313,917	$279,139	$383,810	$579,108
Gross profit	137,228	135,160	174,759	288,192	125,242	106,853	156,421	241,793
Operating income	11,023	8,822	26,260	68,858	12,703	3,232	25,495	55,785
Net income	7,767	6,016	16,275	42,511	8,046	1,987	16,503	38,460
Earnings per share—basic (2)	$0.12	$0.09	$0.25	$0.66	$0.14	$0.03	$0.26	$0.60
Earnings per share—diluted (2)	$0.12	$0.09	$0.25	$0.64	$0.14	$0.03	$0.25	$0.58

As a percentage of full year results:
Revenue	19.5%	19.1%	23.9%	37.5%	20.2%	17.9%	24.7%	37.2%
Gross profit	18.7%	18.3%	23.8%	39.2%	19.9%	17.0%	24.8%	38.3%
Operating income	9.6%	7.7%	22.8%	59.9%	13.1%	3.3%	26.2%	57.4%
Net income	10.7%	8.3%	22.4%	58.6%	12.4%	3.1%	25.4%	59.1%

(1)	We recognized an offset to revenue in the second fiscal quarter of fiscal 2004 of $3.1 million as a result of the completion of a securitization transaction in our Financial Services segment in that quarter.
(2)	Basic and diluted earnings per share are computed independently for each of the quarters presented. Due to our initial public offering in 2004, the sum of the fiscal 2004 quarterly earnings per share may not total the amounts for fiscal 2004.

Bank Asset Quality

We securitize a majority of our credit card loans. On a quarterly basis, we transfer eligible credit card loans into a securitization trust. We are required to own at least a minimum twenty day average of 5% of the interests in the securitization trust. Therefore, these retained loans have the same characteristics as those loans sold to outside investors. Certain accounts are ineligible for securitization because they are delinquent at the time of sales to the trust, originated from sources other than Cabela’s Club credit cards and various other requirements. The total amount of ineligible loans and receivables were $14.1 million and $6.1 million at fiscal year end 2005 and fiscal year end 2004, respectively. Of the $14.1 million outstanding at fiscal year end 2005, $12.6 million originated from sources other than Cabela’s Club credit cards. The following table shows credit card loans available for sale along with those securitized as of fiscal year end 2005, 2004 and 2003:

	2005		2004		2003
	Loans Outstanding	>90 Days Delinquent	Loans Outstanding	>90 Days Delinquent	Loans Outstanding	>90 Days Delinquent
Loans held for sale (median FICO score of 775 in 2005 and 776 in 2004)	$8,606	—	$4,202	—	$4,223	—

Loans securitized and transferor’s interest (median FICO score of 778 in 2005; and 774 in 2004)	1,318,140	$1,752	1,072,910	$1,808	867,982	$1,433

Total	$1,326,746	$1,752	$1,077,112	$1,808	$872,205	$1,433

As reflected in the preceding table, the credit quality of our reported credit card loans does not have a significant effect on the overall quality of our entire managed portfolio. As a result, we generally only monitor the asset quality of the managed portfolio.

The quality of our managed credit card loan portfolio at any time reflects, among other factors, the creditworthiness of the individual cardholders, general economic conditions, the success of our account management and collection activities, and the life cycle stage of the portfolio. Our financial results are sensitive to changes in delinquencies and net charge-offs of this portfolio. During periods of economic weakness, delinquencies and net charge-offs are more likely to increase. We have sought to manage this sensitivity by selecting a customer base that has historically shown itself to be very creditworthy based on charge-off levels, credit bureau scores such as Fair Isaac & Company (“FICO”) scores and behavior scores.

Our average managed credit card loans outstanding increased by $207 million, or 23.3%, to $1,096 million in fiscal 2005 from $889 million in fiscal 2004. We believe that as credit card accounts mature they are less likely to charge-off and less likely to be closed. The following table shows our managed loans outstanding at fiscal year end 2005 and 2004 by months since the account opened.

	2005		2004
	Loans Outstanding	Percentage of Total	Loans Outstanding	Percentage of Total
	(Dollars in thousands)
Months Since Account Opened

6 months or Less	$87,394	6.5%	$53,803	5.0%
7 – 12 months	83,531	6.2	70,600	6.5
13 – 24 months	170,864	12.7	155,500	14.4
25 – 36 months	170,886	12.8	169,804	15.7
37 – 48 months	178,980	13.3	183,254	16.9
49 – 60 months	190,011	14.2	233,624	21.5
61 – 72 months	240,743	18.0	82,640	7.6
73 – 84 months	83,701	6.3	28,514	2.6
85 + months	134,710	10.0	105,381	9.8

Total	$1,340,820	100.0%	$1,083,120	100.0%

Delinquencies

We consider the entire balance of an account, including any accrued interest and fees, delinquent if the minimum payment is not received by the payment due date. Our aging methodology is based on the number of completed billing cycles during which a customer has failed to make a required payment. Delinquencies not only have the potential to reduce earnings by increasing the unrealized loss recognized to reduce the loans to market value and reducing securitization income, but they also result in additional operating costs dedicated to resolving the delinquencies. The following chart shows the percentage of our managed loans that have been delinquent as of the end of fiscal years 2005, 2004 and 2003.

	Fiscal Year
	2005	2004	2003
Number of days delinquent

Greater than 30 days	0.67%	0.71%	0.80%
Greater than 60 days	0.38%	0.41%	0.43%
Greater than 90 days	0.16%	0.19%	0.18%

Charge-offs

Gross charge-offs reflect the uncollectible principal, interest and fees on a customer’s account. Recoveries reflect the amounts collected on previously charged-off accounts. Most bankcard issuers charge off accounts at 180 days. We charge off accounts on the 24th day of the month after an account becomes 115 days contractually delinquent, except in the case of cardholder bankruptcies and cardholder deaths. Cardholder bankruptcies are charged off 30 days after notification, and delinquencies caused by cardholder deaths are charged off on the 24th day of the month after an account is 60 days contractually delinquent. As a result, our charge-off rates are not directly comparable to other participants in the bankcard industry. On October 17, 2005, the Bankruptcy Reform Act was enacted, which makes it more difficult to file bankruptcy and have certain debts forgiven. We experienced an increase in the number of cardholders filing for bankruptcy before the October 17th deadline. This was included in our provision for bad debts in fiscal year 2005. Our charge-off activity for the managed portfolio for fiscal years 2005, 2004 and 2003 is summarized below:

	Fiscal Year
	2005	2004	2003
Gross charge-offs	$27,829	$23,134	$19,554
Recoveries	4,228	3,477	2,499
Net charge-offs	23,602	19,658	17,055
Net charge-offs as a percentage of average managed loans	2.15%	2.21%	2.42%

Liquidity and Capital Resources

Overview

Our merchandising business and our Financial Services segment have significantly different liquidity and capital needs. The primary cash requirements of our merchandising business relate to capital for new destination retail stores, purchases of economic development bonds related to the development of new destination retail stores, purchase of inventory, investments in our management information systems and other infrastructure, and other general working capital needs. We historically have met these requirements by generating cash from our merchandising business operations, borrowing under revolving credit facilities, issuing debt and equity securities, obtaining economic development grants from state and local governments in connection with developing our destination retail stores, collecting principal and interest payments on our economic development bonds and from the retirement of economic development bonds. The cash flow we generate from our merchandising business is seasonal, with our peak cash requirements for inventory occurring between May and November. While we have consistently generated overall positive annual cash flow from our operating activities, other sources of liquidity are generally required by our merchandising business during these peak cash use periods. These sources historically have included short-term borrowings under our revolving credit facility and access to debt markets, such as the private placement of long-term debt securities we completed in September 2002. While we generally have been able to manage our cash needs during peak periods, if any disruption occurred to our funding sources, or if we underestimated our cash needs, we would be unable to purchase inventory and otherwise conduct our merchandising business to its maximum effectiveness, which would result in reduced revenue and profits.

The primary cash requirements of our Financial Services segment relate to the generation of credit card loans and the purchase of points used in the customer loyalty rewards program from our merchandising business. The bank obtains funds for these purposes through various financing activities, which include engaging in securitization transactions, borrowing under federal funds bank credit facilities, selling certificates of deposit and generating cash from operations. Our bank’s charter is limited to issuing credit cards and selling brokered certificates of deposit of $100,000 or more, and it does not accept demand deposits or make non-credit card loans. Consequently, our bank cannot lend money to Cabela’s Incorporated or our other affiliates. The bank is subject to capital requirements imposed by Nebraska banking law and the VISA membership rules, and its ability to pay dividends is limited by Nebraska and federal banking law.

We believe that we will have sufficient capital available from current cash on hand, operations, additional monetization of our economic development bonds, our revolving credit facility and other borrowing sources, including the private placement of debt we completed on February 27, 2006, to fund our existing operations and growth plan for the next twelve to eighteen months.

Operating, Investing and Financing Activities

Cash provided by operating activities was $72.6 million in fiscal 2005 as compared with $46.7 million in fiscal 2004. Cash increased primarily due to an increase in cash provided by accounts payable of $42.7 million. The increase in accounts payable was primarily due to a difference in accrued payment for our third party processor of $30.0 million at our bank. The increased activity on our credit cards and timing of the last day of the year being on a Saturday resulted in the amount of the third party processor payable increase. Accrued costs related to our catalogs also increased accounts payable by $5.9 million due to timing of production work on catalogs. Cash increased due to the sale of interests in credit card loans in connection with securitization transactions in excess of cash used to originate credit card loans by $22.3 million. Cash used for income taxes payable increased by $20.3 million. This was partially offset by an increase in our deferred income tax balance. Sales of land held for sale increased our cash by $8.4 million in fiscal 2005 compared to fiscal 2004. In addition, accrued compensation and benefits increased by $7.5 million attributed to the increase in retail payroll and timing of when it was paid. Gift certificates and credit card reward points increased by $7.2 million. These increases were partially offset by increases in uses of cash. Cash used for inventory increased by $33.4 million related to the stocking of four new destination retail stores. Cash used for other current assets increased by $12.9 million primarily due to an increase in the prepaid amount for VISA interchange funding and an increase in prepaid expenses of $11.5 million primarily related to the timing of catalog production costs.

Cash provided by operating activities was $46.7 million in fiscal 2004 as compared with $63.3 million in fiscal 2003. Cash decreased primarily due to an increase in cash used to originate credit card loans in excess of cash received from the sale of interests in credit card loans in connection with securitization transactions of $49.6 million. We increased the amount of cash spent for inventory by $5.4 million. Total inventory was up $50.2 million in fiscal 2004 compared to an increase of $44.9 million in fiscal 2003. Retail inventory increased $12.3 million primarily due to our new destination retail store, which added $8.5 million. The remainder of the retail inventory increase is attributable to a build up in inventory for our credit card club events that ran from the week after Christmas to January 9, 2005. These credit card club events did not take place in this same time frame in fiscal 2003. The remainder of the overall increase is attributable to an increase in special buys and Cabela’s branded inventory, which increase our lead times and are purchased and held in inventory in larger quantities. These two increased uses of cash were offset by the difference in net payouts under our deferred compensation plan of $31.0 million. In 2003, related to our recapitalization, we had a net pay out of $29.6 million, while in 2004 we had a net increase in our deferred compensation plan of $1.4 million.

Cash used in investing activities was $204.9 million in fiscal 2005 as compared with $126.8 million in fiscal 2004. The increase in cash used was primarily due to the increase in capital expenditures of $142.1 million due to our retail expansion efforts. The increase in capital expenditures was partially offset by the retirement of economic development bonds. Local governments retired the bonds we owned related to our Kansas City, Kansas store and bonds related to our Prairie Du Chien, Wisconsin store for $60.1 million in principal.

Cash used in investing activities was $126.8 million in fiscal 2004 as compared with $89.7 million in fiscal 2003. The increase in cash used was primarily due to an increase in the purchase of economic development bonds of $56.3 million related to our destination retail stores. An additional increase in cash used for investing activities was due to increased credit card loans receivable of $5.3 million. These credit card loans are related to our new third party loans carried by our bank. These credit card loans receivable are currently not included in our securitization programs and therefore are held on our books. These two increases in cash used for investing activities were offset by a decrease in our capital expenditures of $20.4 million and the proceeds from our sale of our investment in Great Wolf Lodge, LLC of $8.8 million.

Cash used in financing activities was $29.0 million in fiscal 2005 as compared with cash provided of $135.8 million in fiscal 2004. The difference in cash used was primarily the proceeds from our initial public offering, which raised net proceeds of $114.2 million in fiscal 2004. In fiscal 2005, our first principal installment of $25.0 million was due on our private placement of debt that was issued in 2002. The change in unpresented checks net of bank balance used cash of $10.9 million due to timing of when checks cleared our bank. The change in bank time deposits also used cash of $10.1 million as we had more time deposits mature than in fiscal 2004.

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

As of December 31, 2005, we had entered into material commitments in the amount of $132.7 million for fiscal 2006 and $150.8 million for fiscal 2007 for estimated capital expenditures and the purchase of future economic development bonds in connection with the construction and development of new destination retail stores. In addition, we are obligated to fund $23.1 million of future economic development bonds relating to expansion of our distribution center in Wheeling, West Virginia in fiscal 2006.

Retail Store Expansion

Significant amounts of cash will be needed in order to open new destination retail stores and implement our retail growth strategy. Depending upon the location and a variety of other factors, including store size and the amount of public improvements necessary, and based upon our prior experience, opening a single large-format store may require expenditures of $30 million to $50 million. This includes the cost of real estate, site work, public improvements such as utilities and roads, buildings, equipment, fixtures (including taxidermy) and inventory.

Historically, we have been able to negotiate economic development arrangements relating to the construction of a number of our new destination retail stores, including free land, monetary grants and the recapture of incremental sales, property or other taxes through economic development bonds, with many local and state governments. We are able to negotiate these agreements as we generally have located our destination retail stores in towns and municipalities that do not have a large base of commercial businesses. We design our destination retail stores to provide exciting tourist and entertainment shopping experiences for the entire family. Our destination retail stores employ many people from the local community, draw customer traffic from a broad geographic range and serve as a catalyst for the opening of additional retail businesses such as restaurants, hotels and gas stations in the surrounding areas. We believe all of these factors increase the revenue for the state and the local municipality where the destination retail store is located, making us a compelling partner for community development and expansion. The structure, amounts and terms of these arrangements vary greatly by location.

Grants. Under various grant programs, state or local governments provide funding for certain costs associated with developing and opening a new destination retail store. We generally have received grant funding in exchange for commitments, such as assurance of agreed employment and wage levels at our destination retail stores or that the destination retail store will remain open, made by us to the state or local government providing the funding. The commitments typically phase out over approximately five to ten years, but if we fail to maintain the commitments during the applicable period, the funds we received may have to be repaid or other adverse consequences may arise. Our failure to comply with the terms of current economic development packages could result in our repayment of grant money or other adverse consequences that would affect our cash flows and profitability. As of December 31, 2005 and January 1, 2005, the total amount of grant funding subject to a specific contractual remedy was $16.6 million and $17.7 million, respectively. Portions of seven of our destination retail stores, such as wildlife displays and museums, are subject to forfeiture provisions. In addition, there are 30.3 acres of undeveloped property subject to forfeiture. We expect to forfeit 15.3 acres of this undeveloped property as a result of not developing or selling this property during the agreed upon period. The 15.3 acres expected to be forfeited has no basis and therefore the forfeiture will not create an income statement impact.

Economic Development Bonds. Through economic development bonds, the state or local government sells bonds to provide funding for land acquisition, readying the site, building infrastructure and related eligible expenses associated with the construction and equipping of our destination retail stores. We typically have been the sole purchaser of these bonds. The bond proceeds that are received by the governmental entity are then used to fund the construction and equipping of new destination retail stores and related infrastructure development. While purchasing these bonds involves an initial cash outlay by us in connection with a new store, some or all of these costs can be recaptured through the repayments of the bonds. The payments of principal and interest on the bonds are typically tied to sales, property or lodging taxes generated from the store and, in some cases, from businesses in the surrounding area, over periods which range between 20 and 30 years. In addition, some of the bonds that we have purchased may be repurchased for par value by the governmental entity prior to the maturity date of the bonds. However, the governmental entity from which we purchase the bonds is not otherwise liable for repayment of principal and interest on the bonds to the extent that the associated taxes are insufficient to pay the bonds. In one location, the bonds will become subordinated to other bonds associated with the development if we fail to continue to operate the store over a prescribed period. After purchasing the bonds, we typically carry them on our balance sheet as “available for sale” marketable securities and value them based upon management’s projections of the amount of tax revenue that will be generated to support principal and interest payments on the bonds. We have limited experience in valuing these bonds and, because of the unique features of each project, there is no independent market data for valuation of these types of bonds. If sufficient tax revenue is not generated by the subject properties, we will not receive scheduled payments and will be unable to realize the full value of the bonds carried on our balance sheet. See “—Critical Accounting Policies and Use of Estimates—Economic Development Bonds” and “Risk Factors—Risks Related to our Merchandising Business—The failure of properties to generate sufficient taxes to amortize the economic development bonds owned by us that relate to the development of such properties would have an adverse impact on our cash flows and profitability.” As of December 31, 2005 and January 1, 2005, we carried $144.5 million and $144.6 million, respectively, of economic development bonds on our balance sheet.

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

Credit Card Loan Securitizations

Our Financial Services segment historically has funded most of its growth in credit card loans through an asset securitization program. Asset securitization is a practice commonly used by credit card issuers to fund credit card loans at attractive rates. The bank enters into asset securitization transactions, which involve the two-tier sale of a pool of credit card loans from the bank to a wholly owned special purpose entity, and from that wholly owned special purpose entity to a second special purpose entity that is organized as a trust. The trust is administered by an independent trustee. Because the trust qualifies as a “qualified special purpose entity” within the meaning of Statement of Financial Accounting Standards No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (“SFAS 140”), its assets and liabilities are not consolidated in our balance sheet in accordance with SFAS 140.

The trust issues to outside investors various forms of certificates or credit card loan interests (the “Certificates”) each of which has an undivided interest in the assets of the trust. The trust pays to the holders of the Certificates a portion of future scheduled cash flows under preset terms and conditions, the receipt of which is dependent upon cash flows generated by the underlying performance of the assets of the trust. We have recently converted our securitization structure to permit the issuance of asset-backed notes. This involved the formation of a Delaware statutory trust which will purchase a certificate from the trust, and issue notes secured by that certificate to investors.

In each securitization transaction, we retain a “transferor interest” in the securitized loans, which ranks equal with the investor certificates, and an “interest only strip” which represents the right to receive excess cash available after repayment of all amounts to the investors. Neither the investors nor the trust have recourse against us beyond the assets of the trust, other than for breaches of certain customary representations, warranties and covenants and minimum account balance levels which must be maintained to support our retained interests. These representations, warranties, covenants, and the related indemnities, do not protect the trust or the outside investors against credit-related losses on the loans.

In accordance with SFAS 140, we record our interest only strip as an asset at fair value, which is an amount equal to the estimated present value of cash flows to be received by us over the expected outstanding period of the loans. These cash flows essentially represent finance charges and late fees in excess of the amounts paid to Certificate holders, credit losses, and servicing and administration fees. We use certain valuation assumptions related to the average lives of the loans sold and anticipated credit losses, as well as the appropriate market discount rate, in determining the estimated present value of the interest only strip. Changes in the average life of the loans sold, discount rate, and credit-loss percentage could adversely impact the actual value of the interest only strip. Accordingly, actual results could differ materially from the estimates, and changes in circumstances could result in significant future changes to the assumptions currently being used.

Gains on securitization transactions, fair value adjustments and earnings on our securitizations are included in consolidated revenue in the consolidated statement of income and the interest only strip is included on our consolidated balance sheet as “retained interests in securitized loans.” All of the bank’s securitization transactions are currently accounted for as sale transactions. As a result, the loans relating to those pools of assets are not reflected on our balance sheet, other than our transferor interest and interest only strip.

A credit card loan represents a financial asset. Unlike a mortgage or other closed-end loan account, the terms of a credit card account permit a customer to borrow additional amounts and to repay each month an amount the customer chooses, subject to a monthly minimum payment requirement. The credit card account remains open after repayment of the balance and the customer may continue to use it to borrow additional amounts. We reserve the right to change the credit card account terms, including interest rates and fees, in accordance with the terms of the credit card agreement and applicable law. The credit card account is, therefore, separate and distinct from the loan. In a credit card securitization, the credit card account relationships are not sold to the securitization entity. We retain ownership of the credit card account relationship, including the right to change the terms of the credit card account.

We sell our credit card loans in the ordinary course of business through a commercial paper conduit program and we have from time to time entered into longer term fixed and floating rate securitization transactions. In a conduit securitization, our credit card loans are converted into securities and sold to commercial paper issuers, which pool the securities with those of other issuers. The amount securitized in a conduit structure is allowed to fluctuate within the terms of the facility, which may provide greater flexibility for liquidity needs. The total amounts and maturities for our credit card securitizations as of the end of fiscal 2005 were as follows:

Series	Type	Initial Amount	Certificate Rate	Expected Final
Series 2001-2	Term	$250,000	Floating	November 2006
Series 2003-1	Term	$300,000	Fixed	January 2008
Series 2003-2	Variable	$300,000	Floating	June 2006
Series 2004-I	Term	$ 75,000	Fixed	March 2009
Series 2004-II	Term	$175,000	Floating	March 2009
Series 2005-I	Term	$140,000	Fixed	October 2010
Series 2005-I	Term	$110,000	Floating	October 2010

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

Certificates of Deposit. We utilize certificates of deposit to partially finance the operating activities of our bank. Our bank issues certificates of deposit in a minimum amount of $100,000 in various maturities. As of December 31, 2005, we had $109.5 million of certificates of deposit outstanding with maturities ranging from January 2006 to June 2015 and with a weighted average effective annual fixed rate of 4.13%. Certificate of deposit borrowings are subject to regulatory capital requirements.

Credit Facilities and other Indebtedness

On July 15, 2005, we amended and restated our credit agreement with several banks. The amended and restated credit agreement provides for a $325 million unsecured revolving credit facility and expires on June 30, 2010. In addition, the credit agreement was amended to eliminate certain limitations with regard to the temporary pay down of revolving loans. During the term of the facility, we are required to pay a facility fee, which ranges from 0.100% to 0.250%. We may elect to take advances at interest rates calculated at U.S. Bank National Association’s prime rate (or, if greater, the average rate on the federal funds rate in effect for the day plus one-half of one percent) or the Eurodollar rate of interest plus a margin, which adjusts, based upon certain financial ratios achieved and ranges from 0.650% to 1.350%. The credit agreement permits the issuance of up to $150 million in letters of credit and standby letters of credit, the nominal amount of which are applied against the overall credit limit available under the revolver. The credit facility may be increased to $450 million upon our request and with the consent of the banks party to the credit agreement. The average outstanding amount of letters of credit during fiscal 2005 was $44.7 million. The average principal amount outstanding during fiscal 2005 was $77.2 million. There were no principal borrowings outstanding under the credit facility as of

December 31, 2005. Our total remaining borrowing capacity under the credit facility as of December 31, 2005, after subtracting outstanding letters of credit of $36.7 million, and standby letters of credit of $6.4 million, was $281.9 million. The credit agreement requires that we comply with several financial and other covenants, including requirements that we maintain the following financial ratios as set forth in the credit agreement:

•	A fixed charge coverage ratio of no less than 1.50 to 1.00 as of the last day of any fiscal quarter. The fixed charge coverage ratio is defined as (a) EBITR minus the sum of any cash dividends, tax expenses paid in cash, in each case for the twelve month period ending on the last day of the fiscal quarter, and to the extent not included, or previously included, in the calculation of EBITR, any cash payments with respect to contingent obligations, to (b) the sum of interest expense, all required principal payments with respect to coverage indebtedness and operating lease obligations, in each case for the twelve month period ending on the last day of the fiscal quarter. Our credit agreement defines EBITR as net income before deductions for income taxes, interest expense and operating lease obligations.

•	A cash flow leverage ratio of no more than 3.00 to 1.00 as of the last day of any fiscal quarter for the twelve month period ending on that day. The cash flow leverage ratio is defined as adjusted coverage indebtedness (average indebtedness of the Company on a consolidated basis for the preceding four fiscal quarters determined in accordance with GAAP excluding: (a) liabilities of WFB, (b) long term deferred compensation, (c) long term deferred taxes, (d) any current liabilities (other than coverage indebtedness), and (e) deferred grant income) to EBITDA. Our credit agreement defines EBITDA as net income before deductions for income taxes, interest expense, depreciation and amortization, all as determined on a consolidated basis in accordance with GAAP.

•	A minimum tangible net worth of no less than $350,000 plus 50% of positive consolidated net income on a cumulative basis for each fiscal year beginning with the fiscal year ended 2005 as of the last day of any fiscal quarter. Tangible net worth is equity less intangible assets.

In addition, the credit agreement contains cross default provisions to other outstanding debt. In the event we fail to comply with these covenants, a default is triggered. In the event of default, all outstanding letters of credit and all principal and outstanding interest would immediately become due and payable.

In addition, our new credit agreement includes a limitation that we may not pay dividends to our stockholders in excess of 50% of our prior year’s consolidated EBITDA and a provision that permits acceleration by the lenders in the event there is a “change in control.” Our credit agreement defines “EBITDA” to mean our net income before deductions for income taxes, interest expense, depreciation and amortization. Based upon this EBITDA calculation for fiscal 2005, dividends would not be permissible in fiscal 2006 in excess of $80.3 million. Our credit agreement defines a “change in control” to mean any of the following circumstances: (a) we cease to own, directly or indirectly, 100% of the shares of each class of the voting stock or other equity interest of each other borrower that has or has had total assets in excess of $10.0 million; (b) the acquisition or ownership, directly or indirectly, beneficially or of record, by any person or group (within the meaning of the Securities Exchange Act of 1934 and the rules of the Securities and Exchange Commission thereunder as in effect on July 15, 2005), of equity interests representing more than 25% of the aggregate ordinary voting power represented by our issued and outstanding equity interests (other than equity interests held by Richard N. Cabela or James W. Cabela or a group controlled by Richard N. Cabela or James W. Cabela); or (c) occupation of a majority of the seats (other than vacant seats) on our board of directors by persons who were neither (i) nominated by our board of directors nor (ii) appointed by directors so nominated. Our credit agreement provides that all loans or deposits from us or any of our subsidiaries to our bank cannot exceed $75.0 million in the aggregate at any time when loans are outstanding under the revolving credit facility.

We are party to inventory financing agreements that allow certain vendors providing boat merchandise to give us extended payment terms. The vendors are responsible for all interest payments for the financing period and the financing company holds a security interest in the specific boat inventory we hold. Our revolving credit facility limits this security interest to $25.0 million. We record this boat merchandise in inventory with an offsetting liability in accounts payable. The loans and payments are reflected in the financing section of our cash flow statement as advances and payments on lines of credit. The extended payment terms to the vendors do not exceed one year. The outstanding liability under the inventory financing agreements was $1.4 million at the end of fiscal 2005.

Our bank entered into an unsecured uncommitted Federal Funds Sales Agreement with a bank on October 7, 2004. The maximum amount of funds which can be outstanding is $25.0 million of which no amounts were outstanding at December 31, 2005. On October 8, 2004, our bank entered into an unsecured uncommitted Federal Funds Line of Credit Agreement with another bank. The maximum amount of funds which can be outstanding is $40.0 million of which no amounts were outstanding at December 31, 2005.

In addition to our credit facilities, we have accessed the private placement debt markets. At the end of fiscal 2005, we had two such note issuances outstanding. In September 2002, we issued $125.0 million in senior unsecured notes bearing interest at a fixed rate of 4.95%, repayable in five annual installments of $25.0 million beginning on September 5, 2005. The aggregate principal balance on these notes as of December 31, 2005 was $100.0 million. In January 1995, we issued $20.0 million in senior unsecured notes bearing interest at fixed rates ranging between 8.79% and 9.19% per year. The notes amortize, with principal and interest payable in the amount of $0.3 million per month through January 1, 2007, thereafter decreasing to $0.1 million per month through January 1, 2010. The aggregate principal balance of these notes as of December 31, 2005 was $5.7 million. Both note issuances provide for prepayment penalties based on yield maintenance formulas.

These notes require that we comply with several financial and other covenants, including requirements that we maintain the following financial ratios as set forth in the note purchase agreements:

•	A consolidated adjusted net worth in an amount not less than the sum of (i) $150 million plus (ii) 25% of positive consolidated net earnings on a cumulative basis for each fiscal year beginning with the fiscal year ended 2002.

•	A fixed charge coverage ratio (the ratio of consolidated cash flow to consolidated fixed charges for each period of four consecutive fiscal quarters) of no less than 2.00 to 1.00 as of the last day of any fiscal quarter.

In addition, we agreed to a limitation that our subsidiaries, excluding the bank, and we may not create, issue, assume, guarantee or otherwise assume funded debt in excess of 60% of consolidated total capitalization.

As of December 31, 2005, we were in compliance with all of the covenants under our credit agreements and unsecured notes.

On February 27, 2006, subsequent to the end of our fiscal year, we issued $215.0 million in unsecured notes, with principal payable in full in ten years and interest payments made semiannually at a rate of 5.99%. A closing fee of $365,000 was paid at closing. Covenants related to this agreement include the following:

•	A consolidated adjusted net worth in an amount not less than the sum of (i) $350 million plus (ii) 25% of positive consolidated net earnings on a cumulative basis for each fiscal year beginning with the fiscal year ended 2005.

•	A fixed charge coverage ratio (the ratio of consolidated cash flow to consolidated fixed charges for each period of four consecutive fiscal quarters) of no less than 2.00 to 1.00 as of the last day of any fiscal quarter.

•	A consolidated funded debt to total funded capitalization of no more than 60%.

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

Contractual Obligations and Commercial Commitments

The following tables provide summary information concerning our future contractual obligations and commercial commitments, respectively, as of fiscal year end 2005.

Contractual Obligations

	2006	2007	2008	2009	2010	There- after	Total
	(Dollars in thousands)
Long-term debt	$28,886	$26,643	$26,583	$26,445	$544	$2,230	$111,331
Interest payments(1)	5,654	4,188	2,833	1,471	150	326	14,622
Capital lease obligation(2)	750	1,000	1,000	1,000	1,000	24,417	29,167
Operating leases(3)	3,110	2,880	3,316	3,304	3,304	33,247	49,161
Time deposits by maturity	62,683	13,805	8,700	5,900	17,900	500	109,488
Obligations under new store & expansion arrangements(4)	138,913	125,650	2,796	961	1,430	2,765	272,515
Purchase obligations(5)	387,931	23,929	19,044	306	310	—	431,520
Deferred compensation	1,795	108	36	—	—	5,236	7,175

Total	$629,722	$198,203	$64,308	$39,387	$24,638	$68,721	$1,024,979

(1)	These amounts do not include estimated interest payments due under our revolving credit facility described below in “—Other Commercial Commitments” because the amount that will be borrowed under this facility in future years is uncertain at this time.
(2)	The capital lease obligation is for the lease of our Wheeling, West Virginia distribution center. This lease was amended during 2005 to provide for an increase in rent effective July 2006.
(3)	Includes amounts due under operating leases for two of our destination retail stores scheduled to open in fiscal 2006 and one of our destination retail stores scheduled to open in fiscal 2007.
(4)	Obligations under new store and expansion arrangements include approximately $237.4 million of contractual obligations, including the purchase of bonds, associated with eight of our destination retail stores and $23.1 million of economic development bond funding in connection with our Wheeling, West Virginia distribution center.
(5)	Our purchase obligations relate primarily to purchases of inventory, shipping and other goods and services in the ordinary course of business under binding purchase orders. The amount of purchase obligations shown is based on assumptions regarding the legal enforceability against us of purchase orders we had outstanding as of fiscal year end 2005. Under different assumptions regarding our rights to cancel our purchase orders or different assumptions regarding the enforceability of the purchase orders under applicable laws, the amount of purchase obligations shown in the table above would be less.

The foregoing table does not include any amounts for contractual obligations associated with our La Vista, Nebraska and Hazelwood, Missouri destination retail stores, which are in the process of negotiations. If all conditions are satisfied, we expect to incur contractual obligations in the range of $30 million to $50 million for each of these destination retail stores expected to open in 2006. In addition, the foregoing table does not include any amounts for contractual obligations associated with our Gonzales, Louisiana, Reno, Nevada, East Hartford, Connecticut, or Hoffman Estates, Illinois destination retail stores. We expect to incur contractual obligations in the range of $30 million to $50 million for each of these destination retail stores expected to open in 2007. Subsequent to the end of fiscal 2005, we also announced plans to construct a destination retail store in Montreal, Quebec, Canada.

Other Commercial Commitments

	2006	2007	2008	2009	2010	There- after	Total
	(Dollars in thousands)
Revolving line of credit (1)	$—	—	—	—	—	—	$—
Revolving line of credit for boat inventory (2)	1,443	—	—	—	—	—	1,443
Bank—federal funds lines (3)	—	—	—	—	—	—	—
Letters of credit	36,708	—	—	—	—	—	36,708
Standby letters of credit	6,434	—	—	—	—	—	6,434

Total	$44,585	—	—	—	—	—	$44,585

(1)	Our credit agreement allows for maximum borrowings of $325 million including lender letters of credit and standby letters of credit. As of fiscal year end 2005, the total amount available for borrowing under this revolving line of credit, including lender letters of credit and standby letters of credit, was $281.9 million.
(2)	The revolving line of credit for boat financing is limited to $25.0 million of secured collateral.
(3)	The maximum amount of funds on the bank federal funds lines which can be outstanding is $65.0 million of which no amounts were outstanding at the end of fiscal 2005.

Off-Balance Sheet Arrangements

Operating leases—We lease various items of office equipment and buildings, all of which are recorded in our selling, general and administrative expenses. Future obligations are shown in the contractual obligations table above.

Credit Card Limits—The bank bears off-balance sheet risk in the normal course of its business. One form of this risk is through the bank’s commitment to extend credit to cardholders up to the maximum amount of their credit limits. The aggregate of such potential funding requirements totaled $7.5 billion as of December 31, 2005 and $6.0 billion as of January 1, 2005, which amounts were in addition to existing balances cardholders had at such dates. These funding obligations are not included on our consolidated balance sheet. While the bank has not experienced, and does not anticipate that it will experience, a significant draw down of unfunded credit lines by customers, a significant draw down would create a cash need at the bank, which likely could not be met by our available cash and funding sources. The bank has the right to reduce or cancel these available lines of credit at any time.

Securitizations—As described above under “—Credit Card Loan Securitizations,” all of the bank’s securitization transactions have been accounted for as sale transactions and the loans relating to those pools of assets are not reflected on our consolidated balance sheet.

Bank Dividend Limitations and Minimum Capital Requirements

The ability of the bank to pay dividends to us is limited. Such dividends, which would only be made at the discretion of our board of directors and the bank’s board of directors, may be limited by a variety of factors, such as regulatory capital requirements, dividend restriction statutes, broad enforcement powers possessed by regulatory agencies and requirements imposed by membership in VISA. Under the Nebraska Banking Act, dividends may only be paid out of “net profits on hand,” which the Nebraska Banking Act defines as the remainder of all earnings from current operations plus actual recoveries on loans and investments and other assets, after deducting from the total thereof all current operating expenses, losses and bad debts, accrued dividends on preferred stock, if any, and federal and state taxes for the present and two immediately preceding calendar years.

Based on these various restrictions, and assuming the same net profit levels in 2006 as in 2005, the bank would not be permitted to pay us more than $42.0 million in dividends during 2006. The bank had $55.5 million in retained earnings at the end of 2005. Due to minimum capital requirements under banking laws and the VISA membership rules, we may be required from time to time to put additional capital into the bank in order to enable the bank to continue to grow its credit card portfolio.

Critical Accounting Policies and Use of Estimates

Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses and related disclosures of contingent assets and liabilities. The estimates and assumptions are evaluated on a periodic basis and are based on historical experience and various other factors that are believed to be reasonable under the circumstances. Actual results may differ significantly from these estimates.

Our significant accounting policies are described in Note 1 to our consolidated financial statements. The accounting policies discussed below are the ones we believe are the most critical to understanding our consolidated financial statements.

Merchandising Revenue Recognition

Revenue is recognized for retail sales at the time of the sale in the store. For direct sales, revenue is recognized when the merchandise is delivered to the customer, with the time of delivery being based on our estimate of shipping time from our distribution facility to the customer. We record a reserve for estimated product returns in each reporting period. The amount of this reserve is based upon our historical return experience and our future expectations. If our estimates for these returns are too low, and we receive more returns than we estimated, we would have a significant mismatching of revenue and expenses in the following period. Shipping fees charged to customers are included in revenue and shipping costs are included in cost of revenue. Our policy regarding gift certificates is to record revenue as the certificates are redeemed for merchandise. Prior to their redemption, the certificates are recorded as a liability for the full-face amount of the certificates.

Inventory

Merchandise inventories, net of an allowance for shrink, returned or damaged goods and obsolescence, are stated at the lower of cost or market. Cost is determined using the last-in-first-out method, or LIFO, for all inventories except for those inventories owned by our wholly-owned subsidiaries Van Dyke Supply Company, Inc. and Wild Wings, LLC, which use the first-in, first-out method. We use a dollar value, link chain method in calculating LIFO. Current year prices are determined using an internally developed index applying the first purchase price method. We estimate a provision for shrink based on historical cycle count adjustments and periodic physical inventories. These estimates may vary significantly due to a variety of internal and external factors. The allowance for damaged goods from returns is estimated based on historical experience. Most items that are returned and slightly damaged are sent to our Retail segment, marked down and sold. We also reserve our inventory for obsolete or slow moving inventory based on inventory aging reports and, in certain cases, by specific identification of slow moving or obsolete inventory. The aged inventory is grouped and analyzed in various categories, with particular attention given to fashion-sensitive categories. All categories that are subject to obsolescence are reserved for based upon management’s estimates, which estimates reflect past experience and management’s assessment of future merchandising trends. Our most fashion-sensitive categories of merchandise are apparel and footwear. However, a significant percentage of our inventory has a low fashion component, such as hunting, camping, and fishing gear, with a correspondingly lower rate of obsolescence. Slow moving inventory is marked down and sold in the Bargain Cave section of our merchandising business.

Catalog Amortization

Prepaid catalog expenses consist of internal and third party incremental direct costs incurred in the development, production and circulation of our direct mail catalogs. These costs are primarily composed of creative design, prepress/production, paper, printing, postage and mailing costs relating to the catalogs. All such costs are capitalized as prepaid catalog expenses and are amortized over their expected period of future benefit or twelve months, whichever is shorter. Such amortization is based upon sales lag pattern forecasts, which are developed using prior similar catalog offerings as a guide. Prepaid catalog expenses are evaluated for realizability at each reporting period by comparing the carrying amount associated with each catalog to actual sales data and to the estimated probable remaining future revenue (net revenue less merchandise cost of goods sold, selling expenses and catalog completions costs) associated with that catalog. If the carrying amount is in excess of the estimated probable remaining future revenue, the excess is expensed in the reporting period. In 2005 and 2004, we had $37.0 million and $26.6 million, respectively, capitalized at year-end.

Economic Development Bonds

Debt and equity securities with readily determinable fair values are classified as “available-for-sale” and recorded at fair value, with unrealized gains and losses, net of related income taxes, excluded from earnings and reported in accumulated other comprehensive income (loss). Declines in the fair value of available-for-sale securities below cost that are deemed to be other than temporary are reflected in earnings as realized losses. Gains and losses on the sale of securities are recorded on the trade date and determined using the specific identification method. At the time we purchase these bonds we make estimates of the discounted future cash flow streams they are expected to generate in the form of interest and principal payments. Because these cash flows are based primarily on future property or sales tax collections at our facilities and other facilities (which in many cases may not yet be operating), these estimates are inherently subjective and the probability of ultimate realization is highly uncertain. Any excess of par value over fair value of bonds acquired as part of the retail construction are allocated to the basis of the store. Each reporting period we review the assumptions underlying the recorded valuation of these bonds to determine whether changes in actual or anticipated tax collections or other factors suggest that the bonds have become permanently impaired. Future property tax revenue is estimated using management’s current knowledge and assessment of known construction projects and the likelihood of additional development or land sales at the relevant sites. Future sales tax revenue is estimated generally using historical same store sales and projected increases for similar stores. Declines in the fair value of held-to-maturity and available-for-sale bonds and securities below cost that are deemed to be other than temporary are reflected in earnings as realized losses. Gains and losses on the sale of securities are recorded on the trade date and determined using the specific identification method.

Asset Securitization

We use securitization of our credit card loans as one source to meet our funding needs for our Financial Services business. We account for our securitization transactions in accordance with SFAS 140, issued by the Financial Accounting Standards Board (“FASB”). When we securitize credit card loans, we recognize retained beneficial interests, including an interest-only strip receivable. The interest-only strip receivable represents the contractual right to receive from the trust interest and other revenue less certain costs over the estimated life of the securitized loans.

We estimate the fair value of the interest-only strip receivable based on the present value of expected future revenue flows (“excess spread”) based upon certain assumptions and estimates of our management. Quoted market prices for the interest-only strip receivable are not available and we have limited experience in performing this type of valuation. Our assumptions and estimates include projections concerning interest income and late fees on securitized loans, recoveries on charged-off securitized loans, gross credit losses on securitized loans, contractual servicing fees and the interest rate paid to investors in a securitization transaction. These projections are used to determine the excess spread we expect to earn over the estimated life of the securitized loan principal. The other assumptions and estimates we use in estimating the fair value of the interest-only strip receivable include projected loan payment rates, which are used to determine the estimated life of the securitized loan principal, and an appropriate discount rate.

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

Note 2 to our audited consolidated financial statements provides further detail regarding the assumptions and estimates used in determining the fair value of the interest-only strip receivable and their sensitivities to adverse changes.

Impact of Recent Accounting Pronouncements

On December 16, 2004, the FASB issued Statement No. 123 (revised 2004), “Share-Based Payment” (“Statement 123R”). Statement 123R requires us to recognize compensation expense for stock options and discounts under employee stock purchase plans granted to employees based on the estimated fair value of the equity instrument at the time of the grant. Currently we disclose the pro forma net income and earnings per share as if we applied the fair value recognition provisions of Statement 123 as amended by Statement 148. The requirements of Statement 123R are effective for us beginning January 1, 2006. Under the Modified Prospective Method, we will recognize compensation expense for equity awards issued after January 1, 2006 on a straight-line basis over the requisite service period for the entire award. We also expect to record expense of approximately $2.3 million in fiscal 2006 and $1.5 million in fiscal 2007 related to previously-issued, unvested and outstanding stock options that were granted after our initial public filing. We will continue to utilize the Black Scholes model in calculating estimated fair value of stock options. On March 29, 2005, the SEC issued Staff Accounting Bulletin No. 107 (“SAB 107”). SAB 107 provides interpretations expressing the views of the SEC staff regarding the interaction between Statement 123R and certain SEC rules and regulations, and provides the staff’s views regarding the valuation of share-based payment arrangements for public companies. SAB 107 does not modify any of the conclusions or requirements of Statement 123R. On November 10, 2005, the FASB issued FSP FAS 123R-3 which “Provides a Transition Election for Calculating the APIC Pool Under Statement 123R.” Statement 123R APIC Pool—Statement 123R requires companies to calculate the pool of excess tax benefits available to absorb tax deficiencies recognized subsequent to the adoption of Statement 123R (the “APIC pool”). In calculating the APIC pool, we must include the net excess tax benefits as if we originally adopted Statement 123 for recognition purposes. Many companies have indicated that they do not have, and may not be able to re-create, such information. Accordingly, the FASB issued FSP FAS 123R-3 to provide an elective transition alternative to calculating the APIC pool. A company may take up to one year from the later of its initial adoption of Statement 123R or November 11, 2005, to make its election. We are currently evaluating the transition method for calculating the APIC Pool.

On May 30, 2005, the FASB issued Statement 154, “Change in Accounting Principle” (“Statement 154”), which changes the requirements for the accounting and reporting of a change in accounting principle. Statement 154 applies to all voluntary changes in accounting principle as well as to changes required by an accounting pronouncement that does not include specific transition provisions. Statement 154 eliminates the requirement in APB Opinion No. 20, Accounting Changes, to include the cumulative effect of changes in accounting principle in the income statement in the period of changes. Instead, to enhance the comparability of prior period financial statements, Statement 154 requires that changes in accounting principle to be retrospectively applied. Under retrospective application, the new accounting principle is applied as of the beginning of the first period presented as if that principle had always been used. The cumulative effect of the change is reflected in the carrying value of assets and liabilities as of the first period presented and the offsetting adjustments are recorded to opening retained earnings. Each period presented is adjusted to reflect the period-specific effects of applying the changes. Statement 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. We do not believe the adoption of Statement 154 will have a material impact on our financial statements.

On July 14, 2005, the FASB published an exposure draft entitled “Accounting for Uncertain Tax Positions—an interpretation of FASB Statement No. 109” (“the proposed interpretation”). The proposed interpretation is intended to reduce the significant diversity in practice associated with recognition and measurement of income taxes by establishing consistent criteria for evaluating uncertain tax positions. The proposed interpretation establishes a probable recognition threshold. To recognize a benefit from a tax position, a company must conclude that the position is probable of being sustained upon audit based solely on the technical merits of the position. Once the probable recognition threshold is met, the best estimate of the amount that would be sustained on audit should be recognized. In the period in which it becomes more likely than not that a tax position would no longer be sustained upon an audit by a taxing authority, the benefit should be derecognized by recording an income tax liability or reducing a deferred tax asset. A liability arising from the difference between the position taken in the tax return and the amount booked in the financial statements pursuant to the proposed interpretation should be classified as a current liability if expected to be paid within one year. However, if the liability arises from a taxable temporary difference, it would be classified as a deferred tax liability. Companies should follow the disclosure requirements of Statement 5 for both loss and gain contingencies related to uncertain tax positions. The transition adjustment resulting from the application of this interpretation would be recorded as a cumulative-effect change in the income statement as of the end of the period of adoption. The FASB met in January 2006 and continues to deliberate over the issues in this interpretation, it has also determined that the final interpretation would not be effective until the first fiscal year ending after December 15, 2006.

In August 2005, the FASB issued proposed statements of financial accounting standards: “Accounting for Transfers of Financial Assets, an amendment of FASB Statement No. 140” and “Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140.” We are currently reviewing the amendments to FASB Statement No. 140 and have not yet determined the impact on our financial statements.

In February 2006, the FASB issued Statement No. 155, “Accounting for Certain Hybrid Financial Instruments—an amendment to FASB Statements No. 133 and 140” (“Statement 155”). Statement 155 eliminates the exemption from applying Statement 133 to interests in securitized financial assets so that similar instruments are accounted for similarly regardless of the form of the instruments. It also allows us to elect fair value measurement at acquisition, at issuance, or when a previously recognized financial instrument is subject to a remeasurement (new basis) event, on an instrument-by-instrument basis, in cases in which a derivative would otherwise have to be bifurcated. This statement is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. Provisions of Statement 155 may be applied to instruments that we hold at the date of adoption on an instrument-by-instrument basis. We are currently reviewing Statement 155 and have not yet determined the impact on our financial statements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to interest rate risk through our bank’s operations and, to a lesser extent, through our merchandising operations. We also are exposed to foreign currency risk through our merchandising operations.

Financial Services Interest Rate Risk

Interest rate risk refers to changes in earnings or the net present value of assets and off-balance sheet positions less liabilities (termed “economic value of equity”) due to interest rate changes. To the extent that interest income collected on managed loans and interest expense do not respond equally to changes in interest rates, or that rates do not change uniformly, securitization earnings and economic value of equity could be affected. Our net interest income on managed credit card loans is affected primarily by changes in short term interest rate indices such as LIBOR and prime rate. The variable rate credit card loans are indexed to the prime rate. Securitization certificates and notes are indexed to LIBOR-based rates of interest and are periodically repriced. Certificate of deposits are priced at the current prevailing market rate at the time of issuance. We manage and mitigate our interest rate sensitivity through several techniques, but primarily by modifying the contract terms with our cardholders, including interest rates charged, in response to changing market conditions. Additional techniques we use include managing the maturity, repricing and distribution of assets and liabilities by issuing fixed rate securitization certificates and notes and by entering into interest rate swaps to hedge our fixed rate exposure from interest strips. The table below shows the mix of account balances at each interest rate at fiscal year end 2005, 2004 and 2003.

	Fiscal Year
	2005	2004	2003
As a percentage of total balances outstanding

Balances carrying interest rate based upon the national prime lending rate	58.0%	57.2%	58.1%
Balances carrying an interest rate of 9.99%	3.0%	3.1%	3.8%
Balances carrying an interest rate of 0.00%	0.1%	0.0%	0.0%
Balances not carrying interest because their previous month’s balance was paid in full	38.9%	39.6%	38.1%

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

Management has performed an interest rate gap analysis to measure the effects of the timing of the repricing of our interest sensitive assets and liabilities. Based on this analysis, we believe that if there had been an immediate 100 basis point, or 1.0%, increase in the market rates for which our assets and liabilities are indexed during the next twelve months, our projected operating results would not be materially affected. Management also has performed a projected interest rate gap analysis for the same future twelve month period to measure the effects of a change in the spread between the prime interest rate and the LIBOR interest rate. Based on this analysis, we believe that an immediate 50 basis point, or 0.5%, decrease or increase in this spread would cause a decrease or increase of $3.7 million to $3.9 million on the projected pre-tax income of our Financial Services segment over the next twelve months, which could have a material effect on our operating results.

Merchandising Interest Rate Risk

One of our economic development bond agreements is priced at a variable interest rate with its base rate tied to prime rate and adjusted annually in November. Changes in the prime rate from November 2004 to November 2005 increased our interest income by approximately $0.4 million. The change in rate at November 2005 will increase interest income in 2006 by approximately $1.3 million. Interest rate changes on our variable rate bonds could have a material impact on our pre-tax income.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Cabela’s Incorporated and Subsidiaries

Sidney, Nebraska

We have audited the accompanying consolidated balance sheets of Cabela’s Incorporated and Subsidiaries (the “Company”) as of December 31, 2005 and January 1, 2005, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2005 and January 1, 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2006 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

DELOITTE & TOUCHE LLP

Omaha, Nebraska

February 28, 2006

CABELA’S INCORPORATED AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollar Amounts in Thousands Except Share and Per Share Amounts)

	December 31, 2005	January 1, 2005
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$86,923	$248,184
Accounts receivable, net of allowance for doubtful accounts of $1,404 at December 31, 2005 and $1,483 at January 1, 2005	35,342	33,524
Credit card loans held for sale (Note 2)	77,690	64,019
Credit card loans receivable, net of allowance of $536 at December 31, 2005 and $65 at January 1, 2005 (Note 2)	11,968	5,209
Inventories	396,635	313,002
Prepaid expenses and deferred catalog costs	42,725	31,294
Deferred income taxes (Note 10)	—	2,240
Other current assets	42,744	31,015

Total current assets	694,027	728,487

PROPERTY AND EQUIPMENT, NET (Note 3)	459,622	294,141

OTHER ASSETS:
Intangible assets, net (Note 4)	3,617	4,555
Land held for sale or development	12,599	18,153
Retained interests in securitized loans (Note 2)	34,465	28,723
Marketable securities (Note 5)	145,744	145,587
Investment in equity method investee	355	830
Other	15,851	7,755

Total other assets	212,631	205,603

Total assets	$1,366,280	$1,228,231

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$162,305	$100,826
Unpresented checks net of bank balance	21,652	34,653
Accrued expenses and other liabilities	55,941	50,264
Gift certificates and credit card reward points (Note 1)	121,120	97,242
Accrued employee compensation and benefits	60,247	54,925
Time deposits (Note 6)	62,683	48,953
Current maturities of long-term debt (Note 8)	29,049	28,327
Income taxes payable	31,477	38,551
Deferred income taxes (Note 10)	3,994	—

Total current liabilities	548,468	453,741

LONG-TERM LIABILITIES:
Long-term debt, less current maturities (Note 8)	90,777	119,825
Long-term time deposits (Note 6)	46,805	51,706
Deferred compensation	7,169	8,614
Deferred grant income	13,018	11,366
Deferred income taxes (Note 10)	20,190	16,625

Total long-term liabilities	177,959	208,136

COMMITMENTS AND CONTINGENCIES (Notes 7, 12, 14 and 19)
STOCKHOLDERS’ EQUITY: (Notes 15 and 17)
Common stock, $0.01 par value:
Class A Voting, 245,000,000 shares authorized; 56,691,249 and 56,494,975 shares issued and outstanding at December 31, 2005 and January 1, 2005, respectively	568	566
Class B Non-voting, 245,000,000 shares authorized; 8,073,205 and 8,073,205 shares issued and outstanding at December 31, 2005 and January 1, 2005, respectively	80	80
Preferred stock, 10,000,000 shares authorized, no shares issued or outstanding	—	—
Additional paid-in capital	239,868	236,198
Retained earnings	399,363	326,794
Accumulated other comprehensive income (loss)	(26)	2,716

Total stockholders’ equity	639,853	566,354

Total liabilities and stockholders’ equity	$1,366,280	$1,228,231

See notes to consolidated financial statements.

CABELA’S INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Dollar Amounts in Thousands Except Per Share and Share Amounts)

	2005	2004	2003
REVENUE:
Merchandise sales	$1,657,974	$1,469,720	$1,331,534
Financial services revenue	116,100	78,104	58,278
Other revenue	25,587	8,150	2,611

Total revenue	1,799,661	1,555,974	1,392,423

COST OF REVENUE:
Cost of merchandise sales	1,044,028	918,206	826,869
Cost of other revenue	20,294	7,459	659

Total cost of revenue (exclusive of depreciation and amortization)	1,064,322	925,665	827,528

GROSS PROFIT	735,339	630,309	564,895
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	620,376	533,094	479,964

OPERATING INCOME	114,963	97,215	84,931

OTHER INCOME (EXPENSE):
Interest income	672	601	408
Interest expense	(10,928)	(8,178)	(11,158)
Other income, net (Note 9)	10,663	10,443	5,612

	407	2,866	(5,138)

INCOME BEFORE PROVISION FOR INCOME TAXES	115,370	100,081	79,793
INCOME TAX EXPENSE (Note 10)	42,801	35,085	28,402

NET INCOME	$72,569	$64,996	$51,391

EARNINGS PER SHARE (Note 16):
Basic	$1.12	$1.06	$0.99

Diluted	$1.10	$1.03	$0.93

WEIGHTED AVERAGE SHARES OUTSTANDING (Note 16):
Basic	64,668,973	61,277,352	52,059,926

Diluted	66,268,374	63,277,400	55,306,294

See notes to consolidated financial statements.

CABELA’S INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Dollar Amounts in Thousands Except Share Amounts)

	Common Stock Shares	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total	Comprehensive Income
BALANCE, Beginning of fiscal year 2003	49,899,203	$499	$47,883	$210,407	$741	$259,530
Comprehensive income (Note 17):
Net income	—	—	—	51,391	—	51,391	$51,391
Unrealized loss on marketable securities, net of taxes of $(160)	—	—	—	—	(265)	(265)	(265)
Derivative adjustment, net of taxes of $127	—	—	—	—	238	238	238

Total comprehensive income							$51,364

Issuance of common stock, net of transaction costs	14,594,555	146	197,577	—	—	197,723
Repurchase of common stock	(11,106,118)	(111)	(151,758)	—	—	(151,869)
Exercise of employee stock options	3,217,170	32	11,981	—	—	12,013
Tax benefit of employee stock option exercises	—	—	3,754	—	—	3,754

BALANCE, End of fiscal year 2003	56,604,810	566	109,437	261,798	714	372,515
Comprehensive income (Note 17):
Net income	—	—	—	64,996	—	64,996	$64,996
Unrealized gain on marketable securities, net of taxes of $1,216	—	—	—	—	2,207	2,207	2,207
Derivative adjustment, net of taxes of $(113)	—	—	—	—	(205)	(205)	(205)

Total comprehensive income							$66,998

Issuance of common stock, net of transaction costs	6,250,000	63	114,156	—	—	114,219
Repurchase of common stock	(95,420)	(1)	(1,272)	—	—	(1,273)
Stock based compensation (Note 15)	—	—	1,674	—	—	1,674
Employee stock purchase plan issuances	22,824	—	494	—	—	494
Exercise of employee stock options	1,785,966	18	9,747	—	—	9,765
Tax benefit of employee stock option exercises	—	—	1,962	—	—	1,962

BALANCE, End of fiscal year 2004	64,568,180	646	236,198	326,794	2,716	566,354
Comprehensive income (Note 17):
Net income	—	—	—	72,569	—	72,569	$72,569
Unrealized loss on marketable securities, net of taxes of $(1,428)	—	—	—	—	(2,584)	(2,584)	(2,584)
Derivative adjustment, net of taxes of $(88)	—	—	—	—	(158)	(158)	(158)

Total comprehensive income							$69,827

Stock based compensation (Note 15)	—	—	941	—	—	941
Employee stock purchase plan issuances	106,897	1	1,772	—	—	1,773
Exercise of employee stock options	89,377	1	745	—	—	746
Tax benefit of employee stock option exercises	—	—	212	—	—	212

BALANCE, End of fiscal year 2005	64,764,454	$648	$239,868	$399,363	$(26)	$639,853

See notes to consolidated financial statements.

CABELA’S INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollar Amounts in Thousands)

	2005	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$72,569	$64,996	$51,391
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation	33,898	28,385	25,509
Amortization	1,014	1,458	1,206
Stock based compensation	941	1,674	—
Equity in undistributed net (earnings) losses of equity method investee	(108)	(532)	86
Deferred income taxes	11,308	(2,379)	8,674
Other	(246)	(2,067)	3,442
Change in operating assets and liabilities:
Accounts receivable	(3,803)	(2,749)	(3,554)
Proceeds from new securitizations	237,000	169,000	206,000
Origination of credit card loans held for sale, net of collections	(250,671)	(205,006)	(192,455)
Retained interests (Note 1)	(6,492)	(359)	(3,983)
Inventories	(83,633)	(50,239)	(44,864)
Prepaid expenses and deferred catalog costs	(11,724)	(259)	(2,007)
Other current assets	(10,973)	1,966	(10,131)
Land held for sale or development	5,554	(2,875)	(3,092)
Accounts payable	51,960	9,302	4,704
Accrued expenses and other liabilities	5,961	5,985	19,831
Gift certificates and credit card reward points	23,878	16,672	17,826
Accrued compensation and benefits	5,322	(2,209)	16,811
Income taxes payable	(6,862)	13,413	(1,726)
Deferred grant income	(884)	1,116	(773)
Deferred compensation	(1,445)	1,366	(29,642)

Net cash flows from operating activities	72,564	46,659	63,253

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(194,659)	(52,568)	(72,972)
Distributions from equity and cost method investees	583	1,145	182
Proceeds from sale of cost method investment	—	8,755	—
Purchases of intangibles	(76)	(1,761)	(267)
Purchases of marketable securities	(65,077)	(74,492)	(18,201)
Retirements of marketable securities	60,053	—	—
Change in credit card loans receivable	(7,479)	(5,313)	—
Change in cash reserves for retained interests (Note 1)	750	(7,500)	(3,000)
Maturities of marketable securities	6,135	4,959	2,596
Other, net	(5,097)	(36)	1,927

Net cash flows from investing activities	(204,867)	(126,811)	(89,735)

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances on lines of credit	554,137	53,106	117,023
Payments on lines of credit	(553,116)	(53,106)	(117,023)
Change in unpresented checks net of bank balance	(13,001)	(2,135)	(1,905)
Proceeds from issuance of long-term debt	—	98	61
Payments on long-term debt	(28,326)	(3,325)	(18,862)
Change in time deposits, net	8,829	18,995	12,224
Net decrease in employee savings plan	—	(1,083)	(8,958)
Issuance of common stock for initial public offering, net of transaction costs of $3,343	—	114,219	—
Proceeds from exercise of employee stock options and stock purchase plan, and recapitalization (Note 17)	2,519	10,259	209,736
Repurchase of common stock	—	(1,273)	(151,869)

Net cash flows from financing activities	(28,958)	135,755	40,427

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(161,261)	55,603	13,945
CASH AND CASH EQUIVALENTS, Beginning of Year	248,184	192,581	178,636

CASH AND CASH EQUIVALENTS, End of Year	$86,923	$248,184	$192,581

See notes to consolidated financial statements.

CABELA’S INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar Amounts in Thousands Except Share and Per Share Amounts)

1. NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business—Cabela’s Incorporated is the World’s Foremost Outfitter of hunting, fishing and outdoor gear. The Company is a retailer and direct merchant, offering its products through regular and special catalog mailings, the Internet and 14 destination retail stores located in Nebraska, Kansas, Minnesota, South Dakota, Michigan, Wisconsin, Pennsylvania, West Virginia, Texas and Utah. The Company’s products are sold throughout the United States as well as many foreign countries. On January 8, 2004, the Company incorporated in the state of Delaware; previously the Company was incorporated in Nebraska. World’s Foremost Bank (“WFB”), a wholly owned bank subsidiary, is a limited purpose bank formed under the Competitive Equality Banking Act (“CEBA”) of 1987. Due to the limited nature of its charter, WFB’s lending activities are limited to credit card lending and the bank’s deposit issuance is limited to time deposits of at least one hundred thousand dollars.

Principles of Consolidation—The consolidated financial statements include the accounts of Cabela’s Incorporated and its wholly owned subsidiaries (the “Company”). All material intercompany accounts and transactions have been eliminated.

Initial Public Offering—On June 30, 2004, the Company closed its initial public offering of 6,250,000 shares of common stock, resulting in proceeds of $114,219, net of underwriting discounts and other expenses. The Company used $38,088 of the net proceeds to repay the outstanding balance on its open line of credit. The remaining amount was used for capital expenditures and the purchase of economic development bonds related to the construction and opening of new destination retail stores. Transaction costs of $3,343 were recognized as a reduction to the proceeds.

Reporting Year—The Company’s fiscal year ends on the Saturday nearest December 31. Unless otherwise stated, references to years in this report relate to fiscal years rather than to calendar years. WFB’s fiscal year ends on December 31.

Fiscal Year	Ended	Weeks
2005	December 31, 2005	52
2004	January 1, 2005	52
2003	January 3, 2004	53

Revenue Recognition—Revenue is recognized for retail sales at the time of the sale in the store and for direct sales when the merchandise is delivered to the customer. The Company records a reserve for estimated product returns in each reporting period, which is equal to the gross profit on projected merchandise returns and impairment of merchandise, based on its historical returns experience. Shipping fees charged to customers are included in net revenue and shipping costs are included in cost of revenue. The Company’s policy regarding gift certificates is to record revenue as the certificates are redeemed for merchandise. Prior to their redemption, the certificates are recorded as a liability. The gift certificate liability for fiscal years 2005 and 2004 was $73,182 and $58,690, respectively. WFB recognizes gains on sales as credit card loans are securitized and sold. Interchange income is earned when a charge is made to a customer’s account.

Credit Card Interest and Fees—Credit card interest and fees are included in Financial Services revenue and include late fees, interest, over limit, returned check, cash advance transaction fees and other credit card fees. These fees are assessed according to the terms of the related cardholder agreements and recognized as revenue when charged to the cardholders’ accounts. Interest and fees are accrued in accordance with the terms of the applicable cardholder agreement on credit card loans until the date of charge-off, which is generally on the

CABELA’S INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollar Amounts in Thousands Except Share and Per Share Amounts)

24th day of the month after an account becomes 115 days contractually past due, except in the case of cardholder bankruptcies, cardholder deaths and fraudulent transactions, which are charged off earlier. Interest income is accrued on accounts that carry a balance from the statement date through the end of the month.

Cost of Revenue and SG&A Expenses—The Company’s consolidated cost of revenue primarily consists of merchandise acquisition costs, including freight-in costs, as well as shipping costs. The Company’s consolidated SG&A expenses primarily consist of selling expense, marketing expenses, including amortization of deferred catalog costs, warehousing, returned merchandise processing costs, retail occupancy costs, costs of operating our bank, depreciation, amortization and general and administrative expenses.

Land Held for Sale or Development—The Company owns a fully consolidated subsidiary, whose primary activity is real estate development. Land that is purchased and held for sale is shown in other assets. Proceeds from sale of land are recorded in other revenue and the corresponding cost of the land sold is recorded in cost of revenue.

Cash and Cash Equivalents—Cash equivalents consist of commercial paper and other investments that are readily convertible into cash and have maturities at date of purchase of three months or less. Unpresented checks net of bank balance in a single bank account are classified as current liabilities. WFB had $80,569 and $58,147 of cash and cash equivalents in fiscal years 2005 and 2004, respectively. Due to regulatory restrictions the Company is restricted from using this cash for non-banking operations, including for working capital for the direct and retail businesses.

Securitization of Credit Card Loans—WFB sells a substantial portion of its credit card loans. Thus a majority of the credit card loans are classified as held for sale and are carried at the lower of cost or market. Net unrealized losses, if any, are recognized through a valuation allowance by charges to income. Although WFB continues to service the underlying credit card accounts and maintains the customer relationships, these transactions are treated as sales and the securitized loans are removed from the consolidated balance sheet. WFB retains certain interests in the loans, including interest-only strips, cash reserve accounts and servicing rights.

Under Statement of Financial Accounting Standards (“SFAS”) No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, gains or losses are recognized at the time of each sale. These gains or losses on sales depend in part on the carrying amount assigned to the loans sold, which is allocated between the assets sold and retained interest based on their relative fair values at the date of transfer. For the fiscal years ended 2005, 2004 and 2003, WFB recognized gains on sale of $17,020, $8,864 and $5,894, respectively, which are reflected as a component of Financial Services revenue.

Since WFB receives adequate compensation relative to current market servicing rates, a servicing asset or liability is not recognized.

For interest-only strips, WFB uses its best estimates for fair values based on the present value of future expected cash flows using assumptions for credit losses, payment rates and discount rates commensurate with the risks involved. The future expected cash flows do not include interchange income since interchange income is only earned when and if a charge is made to a customer’s account. However, WFB has the rights to the remaining cash flows (including interchange fees, if any) after the other costs of the trust are paid. Consequently, interchange income on securitized loans is included within securitization income of Financial Services revenue. Financial Services revenue is presented in Note 20.

CABELA’S INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollar Amounts in Thousands Except Share and Per Share Amounts)

WFB is required to maintain a cash reserve account as part of certain securitization programs. In addition, WFB owns Class B certificates from one of its securitizations. The fair value of the cash reserve account is estimated by discounting future cash flows using a rate that reflects the risks commensurate with similar types of instruments. For the Class B certificates, the fair value approximates the book value of the underlying loans. Interest-only strips are measured like investments in debt securities classified as trading under SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities.

Inventories—Inventories are stated at the lower of cost or market. Cost is determined using the last-in, first-out method (dollar value, link-chain) for all inventories except for those inventories owned by Van Dyke Supply Company, Inc., and Wild Wings, LLC, subsidiaries of the Company, which use the first-in, first-out method. If all inventories had been valued using the first-in, first-out method, which approximates replacement cost, the stated value would not have been greater as of the fiscal years ended 2005 and 2004, respectively. All inventories are in one inventory class and are classified as finished goods. A provision for shrink is estimated, based on historical cycle count adjustments and periodic physical inventories. The balance in the shrink reserve was $2,350 and $4,511 as of December 31, 2005 and January 1, 2005, respectively. The change in the Company’s shrink reserve is a function of the timing of physical inventory counts. The allowance for damaged goods from returns is based upon historical experience. Inventory is adjusted for obsolete or slow moving inventory based on inventory aging reports and, in some cases, by specific identification of slow moving or obsolete inventory. The balance in the obsolete and damaged goods reserve was $7,904 and $7,129 as of December 31, 2005 and January 1, 2005, respectively.

Accounting for Vendor Allowances—Vendor allowances include allowances, rebates and cooperative advertising funds received from vendors. These funds are determined for each fiscal year and the majority is based on various quantitative contract terms. Amounts expected to be received from vendors relating to purchase of merchandise inventories are recognized as a reduction of costs of goods sold as the merchandise is sold. Amounts that represent a reimbursement of costs incurred, such as advertising, are recorded as a reduction to the related expense in the period that the related expense is incurred. Fair value of expenses reimbursed is determined using actual costs incurred, such as print and production costs for media or catalog advertising. Reimbursements received from vendors that exceed related expenses are classified as a reduction of merchandise costs of goods sold when the merchandise is sold.

The Company records an estimate of earned allowances based on the latest projected purchase volumes. Historical program results, current purchase volumes, and inventory projections are reviewed when establishing the estimate for earned allowances, and a reserve based on historical adjustments is recorded as a reduction to the total estimated allowance.

Deferred Catalog Costs and Advertising—The Company expenses the production cost of advertising as the advertising takes place, except for catalog advertising costs, which are capitalized and amortized over the expected period of future benefits.

Advertising consists primarily of catalogs for the Company’s products. The capitalized costs of the advertising are amortized over a three to twelve month period following the mailing of the catalogs.

At fiscal year ends 2005 and 2004, $36,987 and $26,592, respectively, of catalog costs were included in prepaid expenses in the accompanying consolidated balance sheets. Advertising expense was $170,024, $157,623 and $146,062 for the fiscal years ended 2005, 2004 and 2003, respectively. Advertising vendor allowances recorded as a reduction to advertising expense included in the amounts above were approximately $4,783, $3,290 and $4,044 for the fiscal years ended 2005, 2004 and 2003, respectively.

CABELA’S INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollar Amounts in Thousands Except Share and Per Share Amounts)

Store Preopening Expenses—Non-capital costs associated with the opening of new stores are expensed as incurred.

Property and Equipment—Property and equipment are stated at cost. Depreciation and amortization are provided for in amounts sufficient to relate the cost of depreciable assets to operations over their estimated service lives. Leasehold improvements are amortized over the lives of the respective leases or the service lives of the improvements whichever is shorter. The straight-line method of depreciation is used for financial reporting. Assets held under capital lease agreements are amortized using the straight-line method over the shorter of the estimated useful lives of the assets or the lease term. Major improvements that extend the useful life of an asset are charged to the property and equipment accounts. Routine maintenance and repairs are charged against earnings. The cost of property and equipment retired or sold and the related accumulated depreciation are removed from the accounts and any related gain or loss is included in earnings. Long-lived assets used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company capitalizes interest costs on construction of projects while they are being constructed and before they are placed into service. For the fiscal years ended 2005, 2004 and 2003, the Company capitalized $371, $0 and $246 of interest costs.

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

Intangible Assets—Intangible assets consist of purchased credit card relationships, deferred financing costs, non-compete agreements and goodwill. Purchased credit card relationships represent the intangible value of acquired credit card relationships. Recorded goodwill is tested annually for impairment by comparing the fair value of the Company’s reporting units to their carrying value. The Company performed its annual goodwill impairment test in the fourth quarter of fiscal 2005 and 2004. Fair value was determined using a discounted cash flow methodology. There were no impairment adjustments for fiscal years 2005 and 2004.

Marketable Securities—Economic development bonds (“bonds”) issued by state and local municipalities that management has the positive intent and ability to hold to maturity are classified as “held-to-maturity” and recorded at amortized cost. WFB holds mortgage backed securities from the Nebraska Investment Finance Authority (NIFA), which are classified as “held-to-maturity” and recorded at amortized cost. For bonds classified as available-for-sale where quoted market prices are not available, fair values are estimated using present value or other valuation techniques. The fair value estimates are made at a specific point in time, based on available market information and judgments about the bonds, such as estimates of timing and amount of expected future cash flows. Such estimates do not reflect any premium or discount that could result from offering for sale at one time the Company’s entire holdings of a particular bond, nor do they consider the tax impact of the realization of unrealized gains or losses.

Declines in the fair value of held-to-maturity and available-for-sale bonds and securities below cost that are deemed to be other than temporary are reflected in earnings as realized losses. Gains and losses on the sale of securities are recorded on the trade date and determined using the specific identification method.

Investment in Equity and Cost Method Investees—Companies that are 50% or less owned by the Company have been excluded from consolidation. The Company reflects its 33% investment in Three Corners LLC at cost plus its equity in undistributed net earnings or losses since acquisition reduced by dividends. Dividends received from Three Corners L.L.C. were $583, $150 and $0 for the fiscal years ended 2005, 2004 and 2003, respectively.

CABELA’S INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollar Amounts in Thousands Except Share and Per Share Amounts)

In December 2004, the Company disposed of its investment in Great Wolf Lodge, LLC, and recorded a gain in other income of $2,532. The Company had reflected its 17.5% investment in Great Wolf Lodge, LLC at cost due to the preferred nature of its investment, which did not provide for sharing in the earnings and losses, and was adjusted only for other-than-temporary declines in fair value. Distributions received in excess of earnings, subsequent to the date of investment, were considered a return on investment and were recorded as a reduction of the cost of the investment. Distributions received from Great Wolf Lodge, LLC were $995 and $182 for the fiscal years ended 2004 and 2003, respectively.

Government Economic Assistance—In conjunction with the Company’s expansion into new communities, the Company often receives economic assistance from the local governmental unit in order to encourage economic expansion in the local government’s area. This assistance typically comes through the use of proceeds from the sale of economic development bonds and grants. The bond proceeds and grants are made available to fund the purchase of land (where not donated), construction of the retail facility and infrastructure improvements. The economic development bonds issued to fund the project, in certain cases, will be repaid by sales taxes generated by the Company’s facilities, while in other cases the economic development bonds are repaid through property taxes generated within a designated tax area. The government grants have been recorded as deferred grant income and have been classified as a reduction to the cost basis of the applicable property and equipment. The deferred grant income is amortized to earnings, as a reduction of depreciation expense over the average useful life of the project.

In order to facilitate the transaction, the Company generally agrees to purchase these economic development bonds, and in one case, has agreed to guarantee any deficiency. In the one case the Company has agreed to guarantee the deficiency of an economic development bond, the term of the bond and the guarantee is through October 2014. Each period the Company estimates the remaining amount of the governmental grant to be received associated with the project. If it is determined that the Company will not receive the full amount remaining, the Company will adjust the deferred grant income to appropriately reflect the change in estimate and the Company will immediately record a cumulative additional depreciation charge that would have been recognized to date as expense, in the absence of the grant. As of the fiscal years ended 2005 and 2004, the Company has guaranteed total outstanding economic development bonds of $4,205 and $4,430, respectively. As of December 31, 2005, it does not appear that any payments which might be required by the Company under these guarantees would have a material impact on the Company’s financial statements.

Additionally, in connection with these arrangements, local governments at times donate land to the Company. Land grants typically include the land where the retail store is constructed as well as other land which is divided into parcels for future sale and development. The Company records the fair value of the land granted with a corresponding credit to deferred grant income that is classified as a reduction to the basis of the land. The deferred grant income is recognized as grant income over the life of the related assets constructed upon it. As parcels of land are sold any appreciation or decline in the value of the land is recognized at the time of sale. Land received by the Company under government economic assistance totaled $0, $14,384 and $1,201 for the fiscal years ended 2005, 2004 and 2003, respectively.

In certain cases, the Company has agreed to guarantee any deficiency in tax proceeds that are used for debt service of the economic development bonds. In those situations, the Company records the obligation as debt on its balance sheet in accordance with EITF 91-10, Accounting for Special Assessments and Tax Increment Financing Entities. Such amounts are recorded in long-term debt (See Note 8).

As a condition of the receipt of certain grants, the Company is required to comply with certain covenants. The most restrictive of these covenants are to maintain certain employment levels, maintain retail stores in

CABELA’S INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollar Amounts in Thousands Except Share and Per Share Amounts)

certain locations or to maintain office facilities in certain locations. For these types of grants, the Company records the grants as a component of deferred grant income, and recognizes them as the milestones associated with the grant are met. As of the fiscal years ended 2005 and 2004, the Company was in compliance with all material requirements.

Credit Card Reward Program—Every Cabela’s Club VISA cardholder receives Cabela’s points based on the dollar amount transacted on WFB’s credit card. Cabela’s points can be redeemed at any Cabela’s store or through a Cabela’s catalog or Internet purchase. Classic or Gold cards are issued. Classic Cardholders receive 1% in points for every dollar spent and 2% in points for purchases at Cabela’s. Gold Cardholders receive 1% in points for every dollar spent and 3% in points for purchases at Cabela’s. There is no limit or expiration on points that can be earned by a cardholder. Points are accrued and expensed as the cardholder earns them. The expense is shown as a reduction of Financial Services revenue. The amount of unredeemed credit card points was $47,938 and $38,552 as of the fiscal years ended 2005 and 2004, respectively. In addition to credit card points, vouchers are issued to card members at Club events and to new members when they apply for card membership. These vouchers are used to purchase Cabela’s merchandise. All of these items are part of the customer rewards program. The amount of credit card rewards expensed as an offset to Financial Services revenue was $62,723, $52,939 and $39,876 in 2005, 2004 and 2003, respectively.

Income Taxes—The Company files consolidated federal and state income tax returns with its wholly-owned subsidiaries. The consolidated group follows a policy of requiring each entity to provide for income taxes in an amount equal to the income taxes that would have been incurred if each were filing separately. The Company’s tax year-end is the Saturday closest to September 30.

Deferred income taxes are computed using the liability method under which deferred income taxes are provided on the temporary differences between the tax bases of assets and liabilities and their financial reported amounts.

Use of Estimates—The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Stock-Based Compensation—The Company follows Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees and related interpretations. The Company has adopted the disclosure-only provisions of Statement No. 123, Accounting for Stock-Based Compensation, as amended by Statement No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure. Under Statement No. 123, the fair value of stock option awards to employees is calculated through the use of option pricing models, even though such models were developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which differ from the Company’s stock option awards. These models also require subjective assumptions, including future stock price volatility and expected time to exercise, which affect the calculated values. The Company’s calculations are based on a single option valuation approach and forfeitures are recognized as they occur. Stock-based compensation costs are reflected in net income where the options granted under those plans had an exercise price that is less than the fair value of the underlying common stock on the date of grant. As of January 1, 2006 the Company adopted Statement 123(R), Share Based Payment as discussed in “Recently Issued Accounting Pronouncements.”

CABELA’S INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollar Amounts in Thousands Except Share and Per Share Amounts)

For purposes of pro forma disclosures, the estimated fair value of the options granted is amortized to expense over the options’ vesting period. The Company’s pro forma net income for 2005, 2004 and 2003 was as follows:

	2005	2004	2003
Net income—as reported	$72,569	$64,996	$51,391
Add: Stock based employee compensation recognized, net of tax	600	1,086	—
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(6,811)	(4,759)	(953)

Net income—pro forma	$66,358	$61,323	$50,438

Earnings per share:
Basic—as reported	$1.12	$1.06	$0.99
Basic—proforma	$1.03	$1.00	$0.97

Diluted—as reported	$1.10	$1.03	$0.93
Diluted—proforma	$0.97	$0.94	$0.92

The fair value of options granted on and subsequent to May 1, 2004 was estimated on the date of the grant using the Black-Scholes option pricing model with the following weighted-average assumptions: the expected stock price volatility was 50%; the risk free interest at grant date ranged from 3.57% to 4.38% and the expected term was 4.5 years. Prior to the May 1, 2004 option grants, the Company used a binomial model and did not include a volatility factor. On April 14, 2005, the Company granted 678,000 options to employees that vested immediately.

Financial Instruments and Credit Risk Concentrations—Financial instruments, which potentially subject the Company to concentrations of credit risk, are primarily cash, investments and accounts receivable. The Company places its investments primarily in tax-free municipal bonds or commercial paper with short-term maturities, and limits the amount of credit exposure to any one entity. Concentrations of credit risk with respect to accounts receivable are limited due to the nature of the Company’s receivables.

Fair Value of Financial Instruments—The carrying amount of cash and cash equivalents, receivables, credit card loans held for sale, retained interests in asset securitizations, accounts payable, notes payable to banks and accrued expenses approximate fair value because of the short maturity of these instruments. The fair values of each of the Company’s long-term debt instruments are based on the amount of future cash flows associated with each instrument discounted using the Company’s current borrowing rate for similar debt instruments of comparable maturity. The fair value estimates are made at a specific point in time and the underlying assumptions are subject to change based on market conditions. At fiscal year ended 2005 and 2004, the carrying amount of the Company’s long-term debt was $119,826 and $148,152, respectively, with an estimated fair value of approximately $120,125 and $150,910, respectively. For purposes of estimating fair value, time deposits are pooled in homogeneous groups and the future cash flows of those groups are discounted using current market rates offered for similar products. At fiscal year end 2005 and 2004, the carrying amounts of the Company’s time deposits were $109,488 and $100,659, respectively, with an estimated fair value of approximately $113,632 and $100,636, respectively.

Derivatives—The Company uses derivatives for the purpose of hedging exposure to changes in interest rates and foreign currency exchange rates. The fair value of each derivative is recognized in the balance sheet within current assets or current liabilities. Changes in the fair value of derivatives are recognized immediately in the

CABELA’S INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollar Amounts in Thousands Except Share and Per Share Amounts)

income statement for derivatives that do not qualify for hedge accounting. For derivatives designated as a hedge and used to hedge an anticipated transaction, changes in the fair value of the derivatives are deferred in the balance sheet within accumulated other comprehensive income to the extent the hedge is effective in mitigating the exposure to the related anticipated transaction. Any ineffectiveness associated with the hedge is recognized immediately in the income statement. Amounts deferred within accumulated other comprehensive income (loss) are recognized in the income statement in the same period during which the hedged transaction affects earnings.

Comprehensive Income—Comprehensive income consists of net income, derivative adjustments and unrealized gains and losses on available-for-sale securities, net of related income taxes.

Earnings Per Share—Basic earnings per share (“EPS”) is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is computed by dividing net income by the sum of the weighted average number of shares outstanding plus all additional common shares that would have been outstanding if potentially dilutive common share equivalents had been issued.

Reclassifications—Certain reclassifications have been made to prior year financial statements and the notes to conform to the current year presentation. The Company has reclassified a portion of the retained interests related to its Financial Services business from investing activities to operating activities in the statement of cash flows. These changes did not impact the total net (decrease) increase in cash. There were no covenant calculations affected by this change in the presentation of the Company’s cash flow statement line items. The amounts were deemed to be immaterial to the Company’s financial statements.

Supplemental Cash Flow Information—The following table sets forth non-cash financing and investing activities and other cash flow information.

	Fiscal Year Ended
	2005	2004	2003
Non-cash financing and investing activities:
Contribution of assets in exchange for investment in Great Wolf Lodge, LLC	$—	$3,400	$—
Contribution of land	$—	$6,038	$—
Capital lease obligation	$—	$8,728	$—
Unpaid purchases of property and equipment included in accounts payable (1)	$8,498	$—	$—

Other cash flow information:
Interest paid, net of amounts capitalized	$14,597	$11,360	$11,086
Income taxes	$38,354	$24,026	$21,453

(1)	Amounts reported as unpaid purchases are recorded as purchases of property, plant and equipment in the statement of cash flows in the period they are paid.

Recently Issued Accounting Pronouncements—On December 16, 2004, the FASB issued “Statement No. 123 (revised 2004), Share-Based Payment” (“Statement 123R”). Statement 123R requires the Company to recognize compensation expense for stock options and discounts under employee stock purchase plans granted to employees based on the estimated fair value of the equity instrument at the time of the grant. Currently the Company discloses the pro forma net income and earnings per share as if the Company applied the fair value recognition provisions of Statement 123 as amended by Statement 148. The requirements of Statement 123R are

CABELA’S INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollar Amounts in Thousands Except Share and Per Share Amounts)

effective for the Company beginning January 1, 2006. Under the Modified Prospective Method, the Company will recognize compensation expense for equity awards issued after January 1, 2006 on a straight-line basis over the requisite service period for the entire award. The Company also expects to record expense of approximately $2.3 million in fiscal 2006 and $1.5 million in fiscal 2007 related to previously-issued, unvested and outstanding stock options that were granted after the Company’s first public filing. The Company will continue to utilize the Black Scholes model in calculating estimated fair value of stock options. On March 29, 2005, the SEC issued Staff Accounting Bulletin No. 107 (“SAB 107”). SAB 107 provides interpretations expressing the views of the SEC staff regarding the interaction between Statement 123R and certain SEC rules and regulations, and provides the staff’s views regarding the valuation of share-based payment arrangements for public companies. SAB 107 does not modify any of the conclusions or requirements of Statement 123R. On November 10, 2005, the FASB issued FSP FAS 123R-3 which “Provides a Transition Election for Calculating the APIC Pool Under Statement 123R.” Statement 123R APIC Pool—Statement 123R requires companies to calculate the pool of excess tax benefits available to absorb tax deficiencies recognized subsequent to the adoption of Statement 123R (the “APIC pool”). In calculating the APIC pool, a company must include the net excess tax benefits as if the company originally adopted Statement 123 for recognition purposes. Many companies have indicated that they do not have, and may not be able to re-create, such information. Accordingly, the FASB issued FSP FAS 123R-3 to provide an elective transition alternative to calculating the APIC pool. A company may take up to one year from the later of its initial adoption of Statement 123R or November 11, 2005, to make its election. The Company is currently evaluating the transition method for calculating the APIC Pool.

On May 30, 2005, the FASB issued Statement 154, “Change in Accounting Principle” (“Statement 154”), which changes the requirements for the accounting and reporting of a change in accounting principle. Statement 154 applies to all voluntary changes in accounting principle as well as to changes required by an accounting pronouncement that does not include specific transition provisions. Statement 154 eliminates the requirement in APB Opinion No. 20, Accounting Changes, to include the cumulative effect of changes in accounting principle in the income statement in the period of changes. Instead, to enhance the comparability of prior period financial statements, Statement 154 requires that changes in accounting principle to be retrospectively applied. Under retrospective application, the new accounting principle is applied as of the beginning of the first period presented as if that principle had always been used. The cumulative effect of the change is reflected in the carrying value of assets and liabilities as of the first period presented and the offsetting adjustments are recorded to opening retained earnings. Each period presented is adjusted to reflect the period-specific effects of applying the changes. Statement 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company does not believe the adoption of Statement 154 will have a material impact on its financial statements.

On July 14, 2005, the FASB published an exposure draft entitled “Accounting for Uncertain Tax Positions—an interpretation of FASB Statement No. 109” (“the proposed interpretation”). The proposed interpretation is intended to reduce the significant diversity in practice associated with recognition and measurement of income taxes by establishing consistent criteria for evaluating uncertain tax positions. The proposed interpretation establishes a probable recognition threshold. To recognize a benefit from a tax position, a company must conclude that the position is probable of being sustained upon audit based solely on the technical merits of the position. Once the probable recognition threshold is met, the best estimate of the amount that would be sustained on audit should be recognized. In the period in which it becomes more likely than not that a tax position would no longer be sustained upon an audit by a taxing authority, the benefit should be derecognized by recording an income tax liability or reducing a deferred tax asset. A liability arising from the difference between the position taken in the tax return and the amount booked in the financial statements pursuant to the proposed interpretation should be classified as a current liability if expected to be paid within one year. However, if the liability arises from a taxable temporary difference, it would be classified as a deferred tax liability. Companies

CABELA’S INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollar Amounts in Thousands Except Share and Per Share Amounts)

should follow the disclosure requirements of Statement 5 for both loss and gain contingencies related to uncertain tax positions. The transition adjustment resulting from the application of this interpretation would be recorded as a cumulative-effect change in the income statement as of the end of the period of adoption. The FASB met in January of 2006 and continues to deliberate over the issues in this interpretation, it has also determined that the final interpretation would not be effective until the first fiscal year ending after December 15, 2006.

In August 2005, the FASB issued proposed statements of financial accounting standards: “Accounting for Transfers of Financial Assets, an amendment of FASB Statement No. 140” and “Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140.” The Company is currently reviewing the amendments to FASB Statement No. 140 and has not yet determined the impact on its financial statements.

In February 2006, the FASB issued Statement No. 155, “Accounting for Certain Hybrid Financial Instruments—an amendment to FASB Statements No. 133 and 140” (“Statement 155”). Statement 155 eliminates the exemption from applying Statement 133 to interests in securitized financial assets so that similar instruments are accounted for similarly regardless of the form of the instruments. It also allows the Company to elect fair value measurement at acquisition, at issuance, or when a previously recognized financial instrument is subject to a remeasurement (new basis) event, on an instrument-by-instrument basis, in cases in which a derivative would otherwise have to be bifurcated. This statement is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. Provisions of Statement 155 may be applied to instruments that the Company holds at the date of adoption on an instrument-by-instrument basis. The Company is currently reviewing Statement 155 and has not yet determined the impact on its financial statements.

2. SALE OF CREDIT CARD LOANS

WFB has established a trust for the purpose of routinely selling and securitizing credit card loans. WFB maintains responsibility for servicing the securitized loans and receives 1.25% (annualized) for Series 2001-2, 2003-1 and 2003-2 and 2.0% (annualized) for Series 2004-I, 2004-II and 2005-I of the average outstanding loans in the trust. Additionally, WFB earns 0.75% on Series 2001-2, 2003-1 and 2003-2, but only to the extent that the trust generates sufficient interchange income to make that portion of the payment. Servicing fees are paid monthly. The trust issues commercial paper, long term bonds or long term notes. Variable bonds and notes are priced on a floating rate basis with a spread over a benchmark rate. The fixed rate notes are priced on a five-year swap rate plus a spread. WFB retains rights to future cash flows arising after investors have received the return for which they are entitled and after certain administrative costs of operating the trust. These retained interests are known as interest-only strips and are subordinate to investor’s interests. The value of the interest-only strips is subject to credit, payment rate and interest rate risks on the loans sold. The investors have no recourse to WFB’s assets for failure of debtors to pay. However, as contractually required, WFB establishes certain cash accounts, known as cash reserve accounts, to be used as collateral for the benefit of investors.

Retained Interests:

Retained interests in securitized loans consisted of the following at fiscal years ended 2005 and 2004:

	2005	2004
Cash reserve account	$16,495	$16,158
Interest-only strip	15,567	10,003
Class B certificates	2,403	2,562

	$34,465	$28,723

CABELA’S INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollar Amounts in Thousands Except Share and Per Share Amounts)

Credit card loans held for sale and credit card loans receivable consisted of the following at fiscal years ended 2005 and 2004:

	2005	2004
Composition of credit card loans held for sale and credit card loans receivable:
Loans serviced	$1,340,820	$1,083,120
Loans securitized and sold to outside investors	(1,247,000)	(1,010,000)
Securitized loans with certificates owned by WFB which are classified as retained interests	(2,403)	(2,562)

	91,417	70,558
Less adjustments to market value and allowance for loan losses	(1,759)	(1,330)

Total	$89,658	$69,228

Delinquent loans in the managed credit card loan portfolio at fiscal year end:
30-89 days	$6,856	$5,591
90 days or more and still accruing	$2,176	$2,098

Total net charge-offs on the managed credit card loans portfolio for fiscal year ended	$23,602	$19,658

Annual average credit card loans:
Managed credit card loans	$1,095,580	$888,730
Securitized credit card loans including seller’s interest	$1,074,765	$877,280

Total net charge-offs as a percentage of annual average managed loans	2.15%	2.21%

Key economic assumptions used by management throughout 2005 and 2004 to estimate the fair value of the interest only strips resulting from the securitization of credit card loans were as follows:

Key Assumptions:

	Ranges
	2005	2004
Payment rates:
Month 1	47.18% to 48.22%	47.15% to 48.60%
Following months	14.80% to 15.46%	14.83% to 15.33%
Weighted average life in years	0.542	0.542

Expected credit losses:
Month 1	1.70% to 2.30%	2.17% to 2.31%
Following months	3.11% to 3.75%	3.58% to 3.75%

Servicing fee	1.25% to 2.00%	1.25%
Discount rate	9.71% to 12.22%	9.70% to 10.03%
Weighted average interest rate paid to investors	3.68% to 4.44%	2.83% to 3.39%

CABELA’S INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollar Amounts in Thousands Except Share and Per Share Amounts)

Sensitivity Analysis:

At fiscal year ended 2005, key economic assumptions used by management and the sensitivity of the current fair value of retained interests of $34,465 to immediate 10% and 20% adverse changes in those assumptions are as follows:

	Assumption	2005 Impact on Fair Value of an Adverse Change of
		10%	20%
Payment rates	14.90%	$(2,542)	$(2,439)
Expected credit losses	3.26%	$(760)	$(1,494)
Discount rate	9.71% and 10.71%	$(386)	$(763)
Weighted average interest paid to investors	4.44%	$(629)	$(1,258)

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

Cash Flows from Securitizations:

Cash flows received from the securitization trust during 2005, 2004 and 2003 were as follows:

	2005	2004	2003
Proceeds from new securitizations, net	$237,000	$169,000	$206,000
Collections used by the trust to purchase new balances in revolving credit card securitizations	$5,578,746	$4,597,365	$3,634,964
Servicing fees received	$19,468	$16,452	$12,523
Other cash flows received on retained interests	$124,396	$94,277	$73,587

Other cash flows represent the total cash flows received on retained interest by the transferor other than servicing fees.

Certain restrictions exist related to securitization transactions that protect certificate holders against declining performance of the credit card loans. In the event performance declines outside stated parameters and waivers are not granted by certificate holders, note holders and/or credit enhancement providers, a rapid amortization of the certificates could potentially occur. At fiscal years ended 2005, 2004 and 2003, the credit card loans were performing within established guidelines.

CABELA’S INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollar Amounts in Thousands Except Share and Per Share Amounts)

3. PROPERTY AND EQUIPMENT

Property and equipment included the following at each fiscal year end:

	Useful Life in Years	Fiscal Years Ended
		2005	2004
Land and improvements	0 – 20	$86,458	$50,515
Buildings and improvements	40	216,339	142,767
Assets held under capital lease	30	8,728	8,728
Leasehold improvements	7 – 40	3,486	3,591
Furniture, fixtures and equipment	3 – 10	176,548	135,067
Capitalized software	3	18,134	14,053
Monuments and animal displays	10 – 15	23,465	14,738
Construction in progress		77,011	48,503

		610,169	417,962
Less accumulated depreciation and amortization		(150,547)	(123,821)

		$459,622	$294,141

4. INTANGIBLE ASSETS

Intangible assets consisted of the following at each fiscal year end:

	Amortization Period in Years	Fiscal Year Ended 2005
		Cost	Accumulated Amortization	Net
Purchased credit card relationships	4	$4,576	$(4,576)	$—
Deferred financing costs	3 – 17	1,353	(719)	634
Customer name lists	5	3,018	(1,973)	1,045
Non-compete agreement	7	1,463	(494)	969
Goodwill	—	969	—	969

		$11,379	$(7,762)	$3,617

	Amortization Period in Years	Fiscal Year Ended 2004
		Cost	Accumulated Amortization	Net
Purchased credit card relationships	4	$4,576	$(4,435)	$141
Deferred financing costs	3 – 17	1,378	(599)	779
Customer name lists	5	3,018	(1,498)	1,520
Non-compete agreement	7	1,463	(317)	1,146
Goodwill	—	969	—	969

		$11,404	$(6,849)	$4,555

CABELA’S INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollar Amounts in Thousands Except Share and Per Share Amounts)

Aggregate amortization expense was $1,014, $1,458 and $1,206 for the fiscal years ended 2005, 2004 and 2003, respectively. Deferred financing costs of $25 were written off when the revolving credit facility was amended. Estimated amortization expense for the fiscals years shown is as follows:

2006	$850
2007	515
2008	283
2009	283
2010	276
Thereafter	441

Total	$2,648

5. MARKETABLE SECURITIES

Marketable securities consisted of the following at each fiscal year:

	Fiscal Year Ended 2005
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale:
Economic development bonds	$133,379	$410	$(440)	$133,349
Held to maturity:
Mortgage backed securities	1,285	—	—	1,285
Economic development bonds	11,110	—	—	11,110

	$145,774	$410	$(440)	$145,744

	Fiscal Year Ended 2004
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale:
Economic development bonds	$128,683	$3,976	$—	$132,659
Held to maturity:
Mortgage backed securities	1,000	—	—	1,000
Economic development bonds	11,928	—	—	11,928

	$141,611	$3,976	$—	$145,587

CABELA’S INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollar Amounts in Thousands Except Share and Per Share Amounts)

The amortized cost and fair value of economic development bonds by contractual maturity at fiscal year end 2005 is as follows:

	Available for Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
2006	$1,945	$2,446	$987	$987
2007	2,709	2,664	1,001	1,001
2008	2,867	2,818	1,193	1,193
2009	3,034	2,981	1,118	1,118
2010	3,211	3,155	1,283	1,283
Thereafter	119,613	119,285	6,813	6,813

	$133,379	$133,349	$12,395	$12,395

Realized gains of $0, $264 and $587 in 2005, 2004 and 2003, respectively, are included in other income in the accompanying consolidated statements of income.

6. TIME DEPOSITS

WFB accepts time deposits only in amounts of at least one hundred thousand dollars. All time deposits are interest bearing. The aggregate amount of time deposits by maturity as of fiscal year end 2005 was as follows:

2006	$62,683
2007	13,805
2008	8,700
2009	5,900
2010 and thereafter	18,400

109,488
Less current maturities	(62,683)

Deposits classified as non-current liabilities	$46,805

7. REVOLVING CREDIT FACILITIES

On July 15, 2005, the Company amended and restated its credit agreement with several banks. The amended and restated credit agreement provides for a $325 million unsecured revolving credit facility and expires on June 30, 2010. In addition, the credit agreement was amended to eliminate certain limitations with regard to the temporary pay down of revolving loans. Due to the elimination of these limitations, loans made pursuant to the credit agreement are now classified as long-term debt. During the term of the facility, the Company is required to pay a quarterly facility fee, which ranges from 0.100% to 0.250% of the average daily unused principal balance on the line of credit. The Company may elect to take advances at interest rates calculated at U.S. Bank National Association’s prime rate (or, if greater, the average rate on the federal funds rate in effect for the day plus one-half of one percent) or the Eurodollar rate of interest plus a margin, which adjusts, based upon certain financial ratios achieved by the Company and ranges from 0.650% to 1.350%. The credit agreement permits the issuance of up to $150 million in letters of credit and standby letters of credit, the nominal amount of which are applied against the overall credit limit available under the revolver. The credit facility may be increased to $450 million upon the request of the Company and the consent of the banks party to the credit agreement. There were

CABELA’S INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollar Amounts in Thousands Except Share and Per Share Amounts)

no principal amounts outstanding on the line of credit, and $43,141 outstanding on letters of credit and standby letters of credit, at December 31, 2005. The average principal amount outstanding during fiscal 2005 was $77,204. The weighted average interest rate on the line of credit was 4.56% during fiscal 2005. The agreement requires that the Company comply with several financial and other covenants, including requirements that it maintain the following financial ratios as set forth in the credit agreement:

•	A fixed charge coverage ratio of no less than 1.50 to 1.00 as of the last day of any fiscal quarter. The fixed charge coverage ratio is defined as (a) EBITR minus the sum of any cash dividends, tax expenses paid in cash, in each case for the twelve month period ending on the last day of the fiscal quarter, and to the extent not included, or previously included, in the calculation of EBITR, any cash payments with respect to contingent obligations to (b) the sum of interest expense, all required principal payments with respect to coverage indebtedness and operating lease obligations, in each case for the twelve month period ending on the last day of the fiscal quarter. The credit agreement defines EBITR as net income before deductions for income taxes, interest expense and operating lease obligations.

•	A cash flow leverage ratio of no more than 3.00 to 1.00 as of the last day of any fiscal quarter for the twelve month period ending on that day. The cash flow leverage ratio is defined as adjusted coverage indebtedness (average indebtedness of the Company on a consolidated basis for the preceding four fiscal quarters determined in accordance with GAAP excluding: (a) liabilities of WFB, (b) long term deferred compensation, (c) long term deferred taxes, (d) any current liabilities (other than coverage indebtedness), and (e) deferred grant income) to EBITDA. The credit agreement defines EBITDA as net income before deductions for income taxes, interest expense, depreciation and amortization, all as determined on a consolidated basis in accordance with GAAP.

•	A minimum tangible net worth of no less than $350,000 plus 50% of positive consolidated net income on a cumulative basis for each fiscal year beginning with the fiscal year ended 2005 as of the last day of any fiscal quarter. Tangible net worth is equity less intangible assets.

In addition, the credit agreement contains cross default provisions to other outstanding debt. In the event the Company fails to comply with these covenants, a default is triggered. In the event of default, all outstanding letters of credit and all principal and outstanding interest would immediately become due and payable.

The Company is party to inventory financing agreements that allow certain vendors providing boat merchandise to give the Company extended payment terms. The vendors are responsible for all interest payments for the financing period and the financing company holds a security interest in the specific boat inventory held by the Company. The Company’s revolving credit facility limits this security interest to $25,000. The Company records this boat merchandise in inventory with an offsetting liability in accounts payable. The loans and payments are reflected in the financing lines of credit in the Company’s cash flow statement. The extended payment terms to the vendor do not exceed one year. The outstanding liability was $1,443 at the end of fiscal 2005.

The Company was in compliance with all covenants as of the end of the periods presented.

On October 7, 2004, WFB entered into an unsecured Federal Funds Sales Agreement with a financial institution. All federal funds transactions are on a daily origination and return basis. Daily interest charges are determined based on mutual agreement by the parties. The maximum amount of funds which can be borrowed is $25,000. There were no amounts outstanding as of December 31, 2005.

On October 8, 2004, WFB entered into an unsecured Federal Funds Line of Credit agreement with a financial institution. The maximum amount of funds which can be borrowed is $40,000. The interest rate for the line of credit is based on the current federal funds rate. There were no amounts outstanding as of December 31, 2005.

CABELA’S INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollar Amounts in Thousands Except Share and Per Share Amounts)

8. LONG-TERM DEBT AND CAPITAL LEASES

Principal amounts of long-term debt and capital leases consisted of the following at each fiscal year ended:

	2005	2004
Unsecured 4.95% notes payable to various insurance companies, with principal payable in five annual installments of $25,000 beginning September 5, 2005. Interest payments are made semi-annually.	$100,000	$125,000
Unsecured Senior Notes, interest rates from 8.79% to 9.19%, payable with interest and principal due in monthly installments of $274 through January 1, 2007. Beginning February 1, 2008 monthly principal of $81 are due through January 1, 2010	5,686	8,123
Capital lease obligation, implicit rate of 4%, payable in monthly installments of $42 through June 2034.	8,495	8,639
Various notes payable due April 1, 2004 through October 15, 2014, interest rates from 4.0% to 8.0%, and total annual installments of approximately $790	5,645	6,390

Total long-term debt	119,826	148,152
Less current maturities	(29,049)	(28,327)

Long-term portion	$90,777	$119,825

Certain of the long-term debt agreements contain various covenants and restrictions such as the maintenance of minimum debt coverage, net worth and financial ratios. The significant financial ratios and net worth requirements in the long-term debt agreements are as follows:

•	A limitation of funded debt to be less than 60% of consolidated total capitalization.

•	Cash flow fixed charge coverage ratio (the ratio of the sum of consolidated EBITDA plus certain rental expenses to the sum of consolidated cash interest expense plus certain rental expenses) of no less than 2.00 to 1.00 as of the last day of the any fiscal quarter.

•	A minimum consolidated adjusted net worth of $150 million plus 25% of cumulative consolidated net income beginning in 2002. Adjusted net worth is consolidated equity less equity in WFB, plus the LIFO reserve and deferred income taxes.

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

The Company entered into a lease agreement for a distribution facility in Wheeling, West Virginia. The lease term is 30 years with monthly installments of $42 and contains a bargain purchase option at the end of the lease term. The Company is accounting for this lease as a capital lease and has recorded the leased asset at the present value of the future minimum lease payments using a 4% implicit rate. The leased asset was recorded at $8,728 in fiscal 2004 and is being amortized on a straight-line basis over 30 years.

CABELA’S INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollar Amounts in Thousands Except Share and Per Share Amounts)

Aggregate expected maturities of long-term debt and scheduled capital lease payments in the future are as follows:

	Scheduled Capital Lease Payments	Long Term Debt Maturities
2006	$500	$28,886
2007	500	26,643
2008	500	26,583
2009	500	26,445
2010	500	544
Thereafter	11,667	2,230

	14,167	111,331
Capital lease amount representing interest	(5,672)

Present value of net scheduled lease payments	$8,495	8,495

Total long term debt and capital leases		$119,826

9. OTHER INCOME

Other income (expense) consisted of:

	Fiscal Year Ended
	2005	2004	2003
Interest income earned on economic development bonds	$10,549	$7,093	$4,575
Gains on sale of investments	—	2,816	1,005
Equity in undistributed net earnings (losses) of equity method investees	108	532	(86)
Other	6	2	118

Total	$10,663	$10,443	$5,612

Interest income from economic development bonds consists of income earned on bonds associated with various economic development agreements entered into by the Company.

10. INCOME TAXES

The provision for income taxes consisted of the following for each fiscal year:

	2005	2004	2003
Current:
Federal	$28,874	$36,833	$19,395
State	2,619	631	333

	31,493	37,464	19,728

Deferred:
Federal	10,723	(2,339)	8,528
State	585	(40)	146

	11,308	(2,379)	8,674

	$42,801	$35,085	$28,402

CABELA’S INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollar Amounts in Thousands Except Share and Per Share Amounts)

A reconciliation of the statutory federal income tax rate to the effective income tax rate is a follows:

	2005	2004	2003
Statutory federal rate	35.0%	35.0%	35.0%
State income taxes, net of federal tax benefit	1.2	0.5	0.4
Other nondeductible items	(0.1)	0.1	0.2
Other	1.0	(0.5)	—

	37.1%	35.1%	35.6%

Deferred tax assets and liabilities consisted of the following at each respective fiscal year:

	2005	2004
Deferred tax assets:
Deferred compensation	$3,528	$4,132
Deferred revenue	4,153	4,135
Reserve for returns	6,729	6,538
Accrued vacation pay	3,148	2,045
Reserve for health insurance claims	1,521	1,484
Inventory	—	3,405
Unrealized gains on available-for-sale securities	14	—
Accrued expenses	917	681
Amortization	1,347	1,348
Allowance for doubtful accounts	1,390	742
Other	1,088	1,078

	23,835	25,588

Deferred tax liabilities:
Prepaid catalog costs	13,456	9,603
Depreciation	20,999	22,978
Capitalized software costs	2,230	1,277
Credit card issuance costs	1,415	1,001
Inventory	1,875	—
Unrealized gains on available-for-sale securities	—	1,411
Investment in equity method investees	40	142
Retained interest in securitized receivables	5,635	3,561
Other	2,369	—

	48,019	39,973

Net deferred tax liability	$(24,184)	$(14,385)

Included on the accompanying consolidated balance sheets under the following captions:

	2005	2004
Deferred income tax (liability) asset—current	$(3,994)	$2,240
Deferred income tax liability—noncurrent	(20,190)	(16,625)

	$(24,184)	$(14,385)

CABELA’S INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollar Amounts in Thousands Except Share and Per Share Amounts)

11. DERIVATIVES

The Company is exposed to market risks including changes in currency exchange rates and interest rates. The Company may enter into various derivative transactions pursuant to established Company policies to manage volatility associated with these exposures.

Foreign Currency Management—The Company may enter into forward exchange or option contracts for transactions denominated in a currency other than the applicable functional currency in order to reduce exposures related to changes in foreign currency exchange rates. This primarily relates to hedging against anticipated inventory purchases.

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

For the fiscal years ended 2005 and 2004, there was ineffectiveness associated with the Company’s foreign currency derivatives designated as cash flow hedges. The Company discontinued four foreign currency contracts in the twelve months ended December 31, 2005, for which a loss of $58 was recorded in earnings.

Generally, the Company hedges a portion of its anticipated inventory purchases for periods up to twelve months. As of December 31, 2005, the Company has hedged certain portions of its anticipated inventory purchases through May 2006.

The fair value of foreign currency derivative assets or liabilities is recognized within other current assets or other current liabilities. As of December 31, 2005 and January 1, 2005, the fair value of foreign currency derivative assets were $0 and $235, respectively, and the fair value of foreign currency derivative liabilities was $11 and $0, respectively.

As of December 31, 2005 and January 1, 2005, the net deferred loss recognized in accumulated other comprehensive income/(loss) was $(158) and $(205), net of tax, respectively. The Company anticipates a loss of $7, net of tax, will be transferred out of accumulated other comprehensive income and recognized within earnings over the next twelve months. Gains or (losses) of $(102), $296 and $430, net of tax, were transferred from accumulated other comprehensive income into income from operations in fiscal years 2005, 2004 and 2003, respectively.

Interest Rate Management—On February 4, 2003, in connection with the Series 2003-1 term securitization, the securitization trust entered into a $300,000 notional swap agreement in order to manage interest rate exposure. The exposure is related to changes in cash flows from funding credit card loans, which include a high percentage of accounts with floating rate obligations that do not incur monthly finance charges. The swap converts the interest rate on the investor bonds from a floating rate basis with a spread over a benchmark note to a fixed rate of 3.699%. Since the trust is not consolidated, the fair value of the swap is not reflected on the financial statements. Additionally, the Company entered into a swap with similar terms with the counter-party whereby the notional amount is zero unless the notional amount of the trust’s swap falls below $300,000. The Company has not elected to designate this derivative as a hedge and, therefore, the derivative is marked to market through the statement of income. As of December 31, 2005, market value was determined to be zero. WFB pays Cabela’s a fee for the credit enhancement provided by this swap, which was $608, $610 and $552 in fiscal 2005, 2004 and 2003, respectively.

CABELA’S INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollar Amounts in Thousands Except Share and Per Share Amounts)

12. COMMITMENTS

The Company leases various buildings, computer equipment, signs and storage space under operating leases, which expire on various dates through 2025. Rent expense on these leases as well as other month to month rentals was $6,793, $5,360 and $4,303 for the fiscal years ended 2005, 2004 and 2003, respectively. The following is a schedule of future minimum annual rental payments under operating leases at fiscal year ended 2005:

2006	$3,110
2007	2,880
2008	3,316
2009	3,304
2010	3,304
Thereafter	33,247

$49,161

WFB enters into financial instruments with off balance sheet risk in the normal course of business through the origination of unsecured credit card loans. These financial instruments consist of commitments to extend credit, totaling approximately $7,478,208 and $5,952,159, in addition to any other balances a cardholder might have at years end 2005 and 2004, respectively. These instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the balance sheet. The principal amounts of these instruments reflect the maximum exposure WFB has in the instruments. WFB has not experienced and does not anticipate that all of the customers will exercise their entire available line of credit at any given point in time. WFB has the right to reduce or cancel these available lines of credit at any time.

The Company has entered into real estate purchase, construction and/or economic development bond agreements for various Retail site locations. For agreements that have been signed as of the end of fiscal 2005, the total anticipated initial capital outlays are estimated to be $132.7 million for 2006 and $150.8 million for 2007.

In addition, the Company is obligated to fund $23.1 million of future economic development bonds relating to its Wheeling, West Virginia development agreement. The funds are designated for use of construction of additional distribution center facilities within the Company’s development district. Construction and funding of the bonds will take place throughout 2006.

13. REGULATORY CAPITAL REQUIREMENTS AND DIVIDEND RESTRICTIONS

WFB is subject to various regulatory capital requirements administered by the Federal Deposit Insurance Corporation (FDIC) and the Nebraska State Department of Banking and Finance. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, WFB must meet specific capital guidelines that involve quantitative measures of its assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. WFB’s capital amounts and classification also are subject to qualitative judgment by the regulators with respect to components, risk weightings and other factors.

CABELA’S INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollar Amounts in Thousands Except Share and Per Share Amounts)

The quantitative measures established by regulation to ensure capital adequacy require that WFB maintain minimum amounts and ratios (set forth in the following table) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 capital (as defined). Management believes, as of fiscal year ends 2005 and 2004, that WFB met all capital adequacy requirements to which it is subject.

	Actual		Ratio Required to be Considered “Well-Capitalized”
	Amount	Ratio	Amount	Ratio
2005:
Total Capital to Risk-Weighted Assets	$77,852	20.7%	$37,620	10.0%
Tier I Capital to Risk-Weighted Assets	$76,093	20.2%	$22,572	6.0%
Tier I Capital to Average Assets	$76,093	33.4%	$11,384	5.0%

2004:
Total Capital to Risk-Weighted Assets	$67,394	25.6%	$26,311	10.0%
Tier I Capital to Risk-Weighted Assets	$66,064	25.1%	$15,786	6.0%
Tier I Capital to Average Assets	$66,064	36.0%	$9,177	5.0%

14. EMPLOYEE BENEFIT PLANS

The Company has a defined contribution 401(k) savings plan, a deferred compensation plan, and an employee charge program.

401(k) Savings Plan—All employees are eligible to defer up to 80% of their wages to the 401(k) savings plan, subject to certain limitations. For fiscal 2005, 2004 and 2003, the Company had a mandatory match of 50% of employee deferrals up to 6% of eligible wages, as defined. All employees who complete one year of service and attain age 18 are eligible for the mandatory match. For fiscal 2005, 2004 and 2003 a discretionary contribution up to 12.5% could be made on eligible wages, as defined. Certain non-exempt and all exempt employees of Cabela’s and WFB were eligible for this discretionary contribution. Total expenses from mandatory contributions were $3,643, $4,345 and $2,468 in 2005, 2004 and 2003, respectively. Total expenses from discretionary contributions were $6,664, $5,385 and $5,065 in 2005, 2004 and 2003, respectively. In fiscal 2006, $2,696 of the discretionary contribution that is expensed in fiscal 2005 will be paid directly to certain employees who qualified as highly compensated employees rather than paid into the plan to meet certain qualification tests for the plan.

On October 25, 2005, the 401(k) plan was amended to increase the mandatory match to 100% of employee deferrals up to 6% of eligible wages, as defined. This amendment was effective January 1, 2006. In addition, the discretionary contribution of 12.5% was eliminated.

Deferred Compensation Plan—The Company has a self-funded, nonqualified deferred compensation plan for the benefit of certain key employees. The plan was amended on December 31, 2004 to restrict any further contributions, and to change the interest rate adjustment period from a monthly to a semi-annual basis. The Company pays interest compounded daily at the declared interest rate. The declared rate was prime plus 1.75% in fiscal 2005 and fiscal 2004 and 8.5% in fiscal 2003. Upon death, disability, termination, retirement or certain age or service requirements employees can receive their balance in a lump sum payment or in equal annual payments over a five, ten or twelve year period. The charge to interest expense under the fixed rate portion of the plan was approximately $633, $595 and $2,967 during the fiscal years ended 2005, 2004 and 2003, respectively. The participants also could elect an additional investment option where the investment performance is equal to the

CABELA’S INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollar Amounts in Thousands Except Share and Per Share Amounts)

increase in the price of the Company’s stock. The charge to expense under the “equity” portion of the plan was $1,960 for the fiscal year ended 2003. The equity portion of the plan was terminated in 2003 in connection with a recapitalization transaction. In addition, as required by the recapitalization transaction, the Company paid $40,060 of the deferred compensation in 2003.

Employee Charge Accounts—The Company allows employees to charge products at its retail stores. The amounts included in accounts receivable that were related to employee charges were $1,516 and $1,449 at fiscal year end 2005 and 2004, respectively. The eligibility and charge limits for employee charge accounts vary depending on length of employment.

15. STOCK OPTION PLANS

In March 2004, the Company adopted the Cabela’s Incorporated 2004 Stock Plan. The 2004 Stock Plan provides for the grant of non-qualified stock options, incentive stock options, stock appreciation rights, restricted stock, restricted stock units and other stock-based awards to employees, directors, and consultants. A maximum of 2,752,500 shares, subject to adjustment in the event of a stock split, consolidation or stock dividends, of the Company’s common stock are subject to awards under the 2004 Stock Plan. During any three-year period, no one person will be able to receive more than 734,000 options and/or stock appreciation rights. For awards subject to performance requirements no one person will be able to receive more than 734,000 shares during any performance period of 36 months, with proportionate adjustment for shorter or longer periods not to exceed five years. The options will have a term of no greater than ten years from the grant date and will become exercisable in accordance with the vesting schedule determined at the time the awards are granted. If incentive stock options are granted to a “ten percent holder,” then the options will have a term of no greater than five years from the grant date. A “ten percent holder” is defined as a person who owns stock possessing more than 10% of the total combined voting power of all classes of capital stock of the Company. At fiscal year end 2005, there were 2,000,521 shares subject to options under the 2004 plan and 751,979 shares available for grant.

In March 2004, the Company adopted an Employee Stock Purchase Plan, under which shares of common stock are available to be purchased by the Company’s employees. The maximum number of shares of common stock available for issuance under the plan is 1,835,000, subject to adjustment in the event of a stock split, consolidation or stock dividends. Employees are eligible to participate in the plan immediately upon hire. Employees who own more than 5% of the combined voting power of all classes of our stock or stock of a subsidiary cannot participate in the plan. The right to purchase stock under this plan became effective upon the completion of the Company’s initial public offering. At fiscal year end 2005, 129,721 shares had been issued under the Stock Purchase Plan and 1,705,279 shares were available for issuance.

The Company’s 1997 Stock Option Plan provided for the granting of incentive stock options and nonqualified stock options to purchase shares of the Company’s common stock to officers, directors and key employees responsible for the direction and management of the Company. Options granted prior to fiscal 2003 vest and become exercisable at the rate of 10% on the date of grant and an additional 10% on each January 1 thereafter. All options issued expire on the tenth anniversary of the date of the grant. In 2003, only nonqualified options were granted. Nonqualified options granted vest and are exercisable at various dates through July 2008. At fiscal year end 2003, there were 7,337,615 shares subject to options under the 1997 plan and there were no future shares available for grant under the 1997 Plan.

During 2003, the Company allowed employees to exercise options prior to vesting in exchange for a call option, as provided for in the 1997 Plan. The call option expires at the end of the vesting period and only

CABELA’S INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollar Amounts in Thousands Except Share and Per Share Amounts)

becomes exercisable if a termination event occurs that would cause the stock option to be forfeited. The strike price for the call option is the lower of the employee’s exercise price or the fair value of the stock on the day the call is exercised. At the end of fiscal year 2005, 238,546 shares had been exercised prior to vesting. The estimated value of the call options is approximately $932 at the end of fiscal year 2005. All of these shares have been included in the tables below. There were no termination events related to these shares that caused any of the call options to be exercisable in fiscal 2005. On January 6, 2006, one of the Company’s employees with exercised unvested shares retired. As of January 6, 2006, the 18,350 exercised unvested shares held by this employee were immediately vested as part of this employee’s retirement agreement. At the time of this employee’s retirement, the value of the call option for the 18,350 shares was $70 and the value of the stock subject to the call option was $310. The Company has elected not to exercise its call option and will recognize a charge to compensation expense for the modification of the stock options under Statement 123R in fiscal 2006.

In addition, in 1997 the Company granted 1,101,000 nonqualified options to purchase Class A common stock to two employees of the Company pursuant to separate stock option agreements between the Company and the applicable employee. These options were not issued under the 1997 Plan and all of these options have been exercised.

Information relating to stock options at fiscal years ended 2005, 2004 and 2003 is as follows:

	2005		2004		2003
	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
Outstanding—beginning	4,137,495	$11.06	4,581,580	$7.07	7,042,730	$4.88
Granted	688,000	19.99	1,341,881	17.29	930,345	11.20
Exercised	(89,377)	8.35	(1,785,966)	5.49	(3,217,170)	3.45
Forfeited	(40,370)	17.60	—	—	(174,325)	7.50

Outstanding—ending	4,695,748	$12.36	4,137,495	$11.06	4,581,580	$7.07

There were 1,581,644, 989,425 and 1,674,944 options exercisable at fiscal years ended 2005, 2004 and 2003, respectively.

Stock options outstanding at fiscal years ended 2005, 2004 and 2003 were comprised of 1,876,699, 1,943,424 and 3,194,614 of incentive stock options and 2,819,053, 2,194,071 and 1,386,966 of nonqualified stock options, respectively.

CABELA’S INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollar Amounts in Thousands Except Share and Per Share Amounts)

The pro forma information regarding net income, required by Statement 123, Accounting for Stock-Based Compensation, as amended by Statement No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure, is presented in Note 1 and has been determined as if the Company had accounted for its employee stock options under the fair value method by these standards. The weighted average fair value of options granted during the year was $9.14, $10.05 and $1.18 for the fiscal years ended 2005, 2004 and 2003, respectively. The fair value of these options was estimated at the date of grant using the minimum value approach with the following weighted average assumptions for the fiscal years ended 2003 and 2002. The fair value of options in fiscal years ended 2005 and 2004 was estimated using the Black Scholes model with the following weighted average assumptions.

	2005	2004	2003
Risk-free interest rate	3.87% to 4.38%	3.63%	2.50%
Dividend yield	—	—	—
Expected volatility	50%	50%	—
Weighted average expected life	4.5 years	4.5 years	4.5 years

The following summarizes information about stock options outstanding as of fiscal year ended 2005:

Options Outstanding			Options Exercisable
Exercise Price	Number	Average Remaining Contractual Life	Number
$ 0.00 to $ 5.00	749,592	2.0 years	171,570
$ 5.01 to $10.00	824,167	5.3 years	192,009
$10.01 to $15.00	1,673,803	5.4 years	363,613
$15.01 to $20.00	1,442,186	8.8 years	848,452
$20.01 to $25.00	2,000	9.0 years	2,000
$20.01 to $25.01	4,000	8.6 years	4,000

$ 12.36	4,695,748	5.9 years	1,581,644

Statement 123R, “Share-Based Payment” was issued on December 16, 2004 and eliminates accounting for share-based compensation transactions using the intrinsic value method prescribed in APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and requires instead that such transactions be accounted for using a fair-value-based method. The Company has elected to adopt the provisions of Statement 123R as of January 1, 2006 under the modified prospective transition method.

Because the Company went public in 2004, all options granted prior to March 23, 2004 will be accounted for in accordance with APB No. 25. The Company estimates that the pre-tax expense related to outstanding unvested options granted after March 23, 2004, as well as the anticipated impact of expense from the Company’s employee stock purchase plan, will be approximately $2.3 million in 2006. This amount does not include an estimate for options that may be granted in 2006. The Company has evaluated the cumulative effect of a change due to forfeitures as required by Statement 123R. Due to the small amount of grants the Company has expensed to date, the change in accounting related to forfeitures is immaterial. The Company will continue to evaluate its compensation strategy, but has not initiated any changes to its stock option compensation at this time.

CABELA’S INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollar Amounts in Thousands Except Share and Per Share Amounts)

16. EARNINGS PER SHARE

Basic earnings per share (“EPS”) is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is computed by dividing net income by the sum of the weighted average number of shares outstanding plus all additional common shares that would have been outstanding if potentially dilutive common share equivalents had been issued. Options exercised prior to vesting have not been considered in the basic EPS calculation but are considered in the computation of diluted EPS. There were 1,446,186 options outstanding that were considered anti-dilutive for 2005 and 6,000 anti-dilutive shares in 2004. The following table reconciles the number of shares utilized in the earnings per share calculations:

	Fiscal Years Ended
	2005	2004	2003
Weighted average number of shares:
Common shares—basic	64,668,973	61,277,352	52,059,926
Effect of dilutive securities:
Stock Options	1,599,401	2,000,048	3,246,368

Common shares—diluted	66,268,374	63,277,400	55,306,294

17. STOCKHOLDERS’ EQUITY

Class A Voting Common Stock—There are 245,000,000 shares of Class A common stock authorized, par value $0.01 per share. At fiscal year ended 2005 there were 56,929,795 shares of Class A common stock outstanding, including 238,546 shares of unvested early exercised options. The holders of the Company’s Class A common stock are entitled to receive ratably dividends, if any, the board of directors may declare from time to time from funds legally available therefore, subject to the preferential rights of the holders of any shares of the Company’s preferred stock that the Company may issue in the future. The holders of the Company’s Class A common stock are entitled to one vote per share on any matter to be voted upon by stockholders.

Upon any voluntary or involuntary liquidation, dissolution or winding up of the Company’s affairs, the holders of the Company’s Class A common stock are entitled to share ratably with the holders of Class B non-voting common stock in all assets remaining after payment to creditors and subject to prior distribution rights of any shares of preferred stock that the Company may issue in the future. All of the outstanding shares of Class A common stock are fully paid and non-assessable.

Class B Non-voting Common Stock—There are 245,000,000 shares of Class B non-voting common stock authorized, par value $0.01 per share. At fiscal year ended 2005 there were 8,073,205 shares of Class B non-voting common stock outstanding. The holders of the Company’s Class B non-voting common stock are not entitled to any voting rights, except that the holders may vote as a class, with each holder receiving one vote per share of Class B non-voting common stock, on any amendment, repeal or modification of any provision of the Company’s Amended and Restated Certificate of Incorporation that adversely affects the powers, preferences or special rights of holders of Class B non-voting common stock. Shares of the Company’s Class B non-voting common stock are convertible into the same number of shares of Class A voting common stock at any time. However, no holder of shares of Class B non-voting common stock is entitled to convert any of its shares into shares of Class A common stock, to the extent that, as a result of such conversion, the holder directly, or indirectly, would own, control or have the power to vote a greater number of shares of Class A common stock or other securities of any kind issued by the Company than the holder is legally permitted to own, control or have the power to vote. Subject to the prior rights of holders of preferred stock, if any, holders of Class B non-voting

CABELA’S INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollar Amounts in Thousands Except Share and Per Share Amounts)

common stock, which rates equally with the Company’s Class A common stock in respect of dividends, are entitled to receive ratably dividends, if any, as may be lawfully declared from time to time by the Company’s board of directors.

Upon the Company’s liquidation, dissolution or winding up, whether voluntary or involuntary, holders of Class B non-voting common stock are entitled to share ratably with the holders of Class A common stock in all assets remaining after payment to creditors and subject to prior distribution rights of any shares of preferred stock that the Company may issue in the future. All of the outstanding shares of Class B non-voting common stock are fully paid and non-assessable.

Preferred Stock—There are 10,000,000 shares of preferred stock authorized, par value $0.01 per share. At fiscal year ended 2005, there were no shares outstanding. The board of directors is authorized to issue these shares of preferred stock without stockholder approval in different classes and series and, with respect to each class or series, to determine the dividend rate, the redemption provisions, conversion provisions, liquidation preference and other rights, privileges and restrictions. The issuance of any preferred stock could have the effect of diluting the voting power of the holders of common stock, restricting dividends on the common stock, impairing the liquidation rights of the common stock or delaying or preventing a change in control without further action by the stockholders.

Retained Earnings—The most significant restrictions on the payment of dividends are the covenants contained in the Company’s revolving credit agreement and unsecured senior notes purchase agreements. Nebraska banking laws also govern the amount of dividends that WFB can pay to the Company. The Company has unrestricted retained earnings of $80,269 available for dividends.

Shelf Registration—On September 2, 2005, the Company filed a Form S-3 Registration Statement to register 6,252,768 shares of common stock. The shares of common stock being offered in the registration statement by selling stockholders are issuable upon conversion of 6,252,768 shares of non-voting Class B common stock. The Company will not receive any of the proceeds from the sale of shares of common stock in this offering. The timing and amount of any sale are within the sole discretion of the selling stockholders.

Other Comprehensive Income (Loss)—The components of other comprehensive income (loss) and related tax effects were as follows:

	2005	2004	2003
Change in net unrealized holding gain (loss) on marketable securities, net of tax of $(1,415), $1,186 and $(128) in 2005, 2004 and 2003, respectively	$(2,561)	$2,154	$(206)
Less: adjustment for net gain (loss) on marketable securities included in net income, net of tax of $(13), $30 and $(32) in 2005, 2004 and 2003, respectively	(23)	53	(59)

	(2,584)	2,207	(265)

Change in net unrealized holding gain (loss) on derivatives, net of tax of $(145), $49 and $356 in 2005, 2004 and 2003, respectively	(260)	91	668
Less: adjustment for reclassification of derivative included in net income, net of tax of $57, $(162) and $(230) in 2005, 2004 and 2003, respectively	102	(296)	(430)

	(158)	(205)	238

	$(2,742)	$2,002	$(27)

CABELA’S INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollar Amounts in Thousands Except Share and Per Share Amounts)

The components of accumulated other comprehensive income (loss), net of tax, were as follows:

	2005	2004
Accumulated net unrealized holding gain (loss) on available for sale securities	$(19)	$2,565
Accumulated net unrealized holding gain (loss) on derivatives	(7)	151

Total accumulated other comprehensive income (loss)	$(26)	$2,716

18. RELATED PARTY TRANSACTIONS

During 2003 the Company leased land and buildings from an entity controlled by the majority stockholders. The lease cost was $70 per month. Rent expense on this lease was $844 for fiscal year 2003. At the end of fiscal 2003 the Company purchased these buildings for $5.0 million. These buildings were located in Sidney, Nebraska and are used for warehouse, distribution and corporate storage.

The Company had engaged McCarthy & Co., an affiliated party of one of the Company’s directors, to provide financial and business consulting services on a fee-for-services basis. The fees paid to McCarthy & Co. totaled $58, including expenses, in fiscal 2003. In addition, pursuant to an engagement letter entered into by the Company with McCarthy & Co., McCarthy & Co. was paid fees and expenses of $222 in fiscal 2003 in connection with the closing of a recapitalization transaction. Subsequently, $150 of the fees related to the recapitalization transaction were paid back to the Company by McCarthy & Co. in connection with the Company’s initial public offering in 2004.

The Company was previously a party to a split dollar insurance agreement dated January 29, 1999 with an affiliate of the Company’s Chairman. Under the agreement, the Company was guaranteed repayment of the lesser of net premiums paid or the cash surrender value of the policy upon death or termination. This agreement was terminated in September 2003, and the Company was reimbursed all net premiums previously paid into the plan. Pursuant to the agreement, the Company paid $111, net of reimbursements, in fiscal 2003.

A prior member of the Company’s board of directors is an attorney with a firm, which the Company utilizes in the course of its legal needs throughout the year. All activity is at arms-length rates and reviewed and approved by a Vice President prior to payment. Fees paid to this board member’s firm totaled $757 in fiscal 2003. Fees paid to this former board member’s firm totaled $126 through March 2, 2004 when this director resigned from the board effective March 2, 2004.

A prior member of the Company’s board of directors, who is currently an emeritus director, is an attorney with a firm that the Company utilizes in the course of its legal needs throughout the year. All activity is at arms-length rates and reviewed and approved by a Vice President prior to payment. Fees paid to this board member’s firm totaled $23, $56 and $74 in fiscal 2005, 2004 and 2003, respectively.

A prior member of the Company’s board of directors was the Chairman of an insurance company, which administers the Company’s health insurance (self-funded) plan, as well as handles the Company’s stop-loss policy. This director resigned from the board at the end of fiscal 2003, and is now deceased. Total fees paid for these services were $1,413 during 2003.

The Company buys products from an affiliate of the Company’s Board Chairman, which are sold through various distribution channels. All activity is at arms-length rates. Total products purchased in fiscal 2005 were $37.

CABELA’S INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollar Amounts in Thousands Except Share and Per Share Amounts)

The Company entered into an employee and office space lease agreement with the Company’s Chairman dated January 1, 2004, pursuant to which he leased the services of certain Company employees and associated office space. This agreement terminated on December 31, 2004. The Company entered into a new employee lease agreement with an affiliate of the Company’s Board Chairman dated January 1, 2005, pursuant to which such affiliate leases the services of certain Company employees. For fiscal 2005 and 2004, total reimbursements for these expenses were $297 and $221, respectively.

19. CONTINGENCIES

Litigation—The Company is engaged in various legal actions arising in the ordinary course of business. After taking into consideration legal counsel’s evaluation of such actions, management is of the opinion that the ultimate outcome will not have a material adverse effect on the Company’s financial position, results of operations or liquidity.

Self-Insurance—The Company is self-insured for health claims up to $300 per individual. A liability of $4,201 and $4,168 has been estimated and recorded at year end for fiscal 2005 and 2004, respectively, for those claims submitted and for those incurred prior to year end but not yet reported.

The Company is also self-insured for workers’ compensation claims up to $500 per individual in fiscal years 2005 and 2004, respectively. A liability of $2,533 and $1,913 has been estimated and recorded at year end for fiscal 2005 and 2004, respectively, for those claims submitted and for those incurred prior to year end but not yet reported.

The Company’s liabilities for health and workers’ compensation claims incurred but not reported are based upon internally developed calculations. These estimates are regularly evaluated for adequacy based on the most current information available, including historical claim payments, expected trends and industry factors.

20. SEGMENT REPORTING

The Company has three reportable segments, Direct, Retail and Financial Services. The Direct segment sells products through direct-mail catalogs and an e-commerce website (Cabelas.com); the Retail segment consists of destination retail stores in various sizes and formats; and the Financial Services segment issues co-branded credit cards. The reconciling amount or Other segment is primarily made up of land sales, employee discounts, corporate overhead and shared services. The Company’s executive management, being its chief operating decision makers, assesses the performance of each operating segment based on an operating income measure, which is net revenue less merchandise acquisition costs and certain directly identifiable and allocable operating costs as described below. For the Direct segment, these operating costs primarily consist of catalog costs, e-commerce advertising costs and order processing costs. For the Retail segment, these operating costs primarily consist of labor, advertising, depreciation and occupancy costs of our destination retail stores. For the Financial Services segment, operating costs primarily consist of advertising and promotion, third party services for processing credit card transactions, salaries and wages and other general and administrative costs. Corporate and other expenses consist of unallocated shared-service costs, general and administrative expenses, various small companies such as real estate development, travel and lodging, which are not aggregated with the other segments, and eliminations. Unallocated shared-service costs include receiving, distribution and storage costs of our inventory, merchandising and quality assurance costs, as well as corporate headquarters occupancy costs. General and administrative expenses include costs associated with general corporate management and shared departmental services such as management information systems, finance, human resources and legal.

CABELA’S INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollar Amounts in Thousands Except Share and Per Share Amounts)

Segment assets are those directly used in or clearly allocable to an operating segment’s operations. For the Direct segment, these assets primarily include prepaid catalog costs, fixed assets and goodwill. Goodwill makes up $970 of assets in the Direct Segment. For the Retail segment, these assets primarily include inventory in the stores, land, buildings, fixtures and leasehold improvements. For the Financial Services segment, these assets primarily include cash, credit card loans, buildings and fixtures. Corporate and other assets include corporate headquarters, merchandise distribution inventory, and shared technology infrastructure as well as corporate cash and cash equivalents, prepaid expenses and $355 of investment in an equity method investee. In addition to the capital expenditures shown below, there were non-cash capital expenditures of $25, $5,010 and $3,464 in the Direct, Retail and Other segments, respectively, in fiscal 2005 related to unpaid capital expenditures included in accounts payable. Segment depreciation and amortization and capital expenditures are correspondingly allocated to each segment. Corporate and other depreciation and amortization and capital expenditures are related to corporate headquarters, merchandise distribution and technology infrastructure. Unallocated assets include corporate cash and equivalents, inventory that could be shipped for sales to the Retail or Direct segment entities, the net book value of corporate facilities and related information systems, deferred income taxes and other corporate long-lived assets. The accounting policies of the segments, where applicable, are the same as those described in the summary of significant accounting policies in our annual financial statements. Intercompany revenue between the segments has been eliminated in the consolidations.

2005	Direct	Retail	Financial Services	Corporate Overhead and Other	Total
Revenue from external	$1,035,830	$618,135	$116,708	$28,988	$1,799,661
Revenue from internal	1,948	2,061	(608)	(3,401)	—

Total revenue	1,037,778	620,196	116,100	25,587	1,799,661

Operating income (loss)	150,788	73,660	61,355	(170,840)	114,963
As a % of revenue	14.5%	11.9%	52.8%	N/A	6.4%

Depreciation and amortization	5,308	12,916	1,089	15,599	34,912
Assets	405,303	460,776	262,799	237,402	1,366,280
Capital expenditures	5,829	158,113	603	30,114	194,659

2004	Direct	Retail	Financial Services	Corporate Overhead and Other	Total
Revenue from external	$968,889	$497,027	$78,714	$11,344	$1,555,974
Revenue from internal	1,757	2,047	(610)	(3,194)	—

Total revenue	970,646	499,074	78,104	8,150	1,555,974

Operating income (loss)	146,765	72,136	31,099	(152,785)	97,215
As a % of revenue	15.1%	14.5%	39.8%	N/A	6.2%

Depreciation and amortization	5,350	10,200	1,386	12,907	29,843
Assets	309,089	266,840	199,861	452,441	1,228,231
Capital expenditures	6,752	24,915	857	20,044	52,568

CABELA’S INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollar Amounts in Thousands Except Share and Per Share Amounts)

2003	Direct	Retail	Financial Services	Corporate Overhead and Other	Total
Revenue from external	$923,195	$405,308	$57,531	$6,389	$1,392,423
Revenue from internal	1,101	1,930	747	(3,778)	—

Total revenue	924,296	407,238	58,278	2,611	1,392,423

Operating income (loss)	143,996	56,193	19,271	(134,529)	84,931
As a % of revenue	15.6%	13.8%	33.1%	N/A	6.1%

Depreciation and amortization	5,141	8,846	1,318	11,410	26,715
Assets	235,382	245,301	171,560	311,310	963,553
Capital expenditures	3,786	50,036	752	18,398	72,972

The components and amounts of net revenue for our Financial Services business for 2005, 2004 and 2003 were as follows:

	2005	2004	2003
INTEREST AND FEE INCOME	$17,196	$12,735	$7,858

INTEREST EXPENSE	(3,241)	(3,063)	(3,226)

NET INTEREST INCOME	13,955	9,672	4,632

NON-INTEREST INCOME:
Securitization income	133,032	96,466	74,472
Other non-interest income	31,836	24,905	19,050

Total non-interest income	164,868	121,371	93,522
Less: Customer rewards costs	(62,723)	(52,939)	(39,876)

FINANCIAL SERVICES REVENUE	$116,100	$78,104	$58,278

The Company’s products are principally marketed to individuals within the United States. Net sales realized from other geographic markets, primarily Canada, have collectively been less than 1% of consolidated net merchandise sales in each reported period. No single customer accounted for ten percent or more of consolidated net sales. No single product or service accounts for a significant percentage of the Company’s consolidated revenue.

21. SUBSEQUENT EVENTS

On February 27, 2006 the Company issued $215,000 in unsecured notes with principal payable in full in ten years and interest payments made semiannually at a rate of 5.99%. A closing fee of $365 was paid at closing.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Cabela’s Incorporated and Subsidiaries

Sidney, Nebraska

We have audited the consolidated financial statements of Cabela’s Incorporated and Subsidiaries (the “Company”) as of December 31, 2005 and January 1, 2005, and for each of the three years in the period ended December 31, 2005, management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005, and the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005, and have issued our reports thereon dated February 28, 2006; such reports are included elsewhere in this Form 10-K. Our audits also included the consolidated financial statement schedule of the Company listed in the accompanying index at Item 15. This consolidated financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

DELOITTE & TOUCHE LLP

Omaha, Nebraska

February 28, 2006

CABELA’S INCORPORATED AND SUBSIDIARIES

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

	Beginning of Year Balance	Charged to Costs and Expenses	Charged to Other Accounts	Net Charge- Offs	End of Year Balance
YEAR ENDED DECEMBER 31, 2005:
Allowance for doubtful accounts	$1,483	$(79)	$—	$(79)	$1,404
Allowance for credit card receivable loan losses	$65	$720	$(249)	$471	$536

YEAR ENDED JANUARY 1, 2005:
Allowance for doubtful accounts	$1,894	$(404)	$(7)	$(411)	$1,483
Allowance for credit card receivable loan losses	$—	$65	$—	$65	$65

YEAR ENDED JANUARY 3, 2004:
Allowance for doubtful accounts	$693	$1,374	$(173)	$1,201	$1,894

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Under the direction of our Chief Executive Officer and Chief Financial Officer, we evaluated our disclosure controls and procedures and internal control over financial reporting and concluded that (i) our disclosure controls and procedures were effective as of December 31, 2005, and (ii) no change in internal control over financial reporting occurred during the quarter ended December 31, 2005, that has materially affected, or is reasonably likely to materially affect, such internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for the company. Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of our financial reporting for external purposes in accordance with accounting principles generally accepted in the United States of America. With the participation of our Chief Executive Officer and our Chief Financial Officer, management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2005.

Deloitte & Touche LLP has audited this assessment of our internal control over financial reporting. Their report is included in this Item 9A.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Cabela’s Incorporated and Subsidiaries

Sidney, Nebraska

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Cabela’s Incorporated and Subsidiaries (the “Company”) maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2005 of the Company and our report dated February 28, 2006 expressed an unqualified opinion on those consolidated financial statements.

DELOITTE & TOUCHE LLP

Omaha, Nebraska

February 28, 2006

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information under the headings “Proposal One—Election of Directors,” “Executive Officers of the Company,” “Corporate Governance—Committees of the Board of Directors—Audit Committee,” and “Section 16 (a) Beneficial Ownership Reporting Compliance,” in our Proxy Statement relating to our 2006 Annual Meeting of Shareholders (our “Proxy Statement”) is incorporated herein by reference. With the exception of the foregoing information and other information specifically incorporated by reference into this Report on Form 10-K, our Proxy Statement is not being filed as a part hereof.

The policies comprising our code of ethics are set forth in our Business Code of Conduct and Ethics. These policies satisfy the SEC’s requirements for a “code of ethics,” and apply to all of our directors, officers, and employees. Our Business Code of Conduct and Ethics is posted on our website at www.cabelas.com. We intend to satisfy the disclosure requirements under Item 5.05 of Form 8-K regarding certain amendments to, or waivers from, the provisions of our Business Code of Conduct and Ethics by posting such information on our website at the address specified above. Information contained on our website, whether currently posted or posted in the future, is not part of this document or the documents incorporated by reference in this document.

On July 13, 2005, we filed with the New York Stock Exchange (“NYSE”) the Annual CEO Certification regarding the company’s compliance with the NYSE’s Corporate Governance listing standards as required by Section 303A.12(a) of the NYSE Listed Company Manual.

ITEM 11. EXECUTIVE COMPENSATION

The information under the heading “Executive Compensation” and “Corporate Governance—Director Compensation” in our Proxy Statement is incorporated herein by reference; provided however, that the information under the heading “Executive Compensation—Compensation Committee Report on Executive Compensation” in our Proxy Statement is not incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information under the headings “Security Ownership of Certain Beneficial Owners and Management” and “Executive Compensation—Equity Compensation Plan Information as of Fiscal Year-End” in our Proxy Statement is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information under the headings “Certain Relationships and Related Transactions” in our Proxy Statement is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information under the heading “Proposal Three—Ratification of Independent Registered Public Accounting Firm,” in our Proxy Statement is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this report:

1.	Financial Statements:

Report of Independent Registered Public Accounting Firm

Consolidated Statements of Income—Years ended December 31, 2005, January 1, 2005, and January 3, 2004

Consolidated Balance Sheets—December 31, 2005 and January 1, 2005

Consolidated Statements of Cash Flows—Years ended December 31, 2005, January 1, 2005, and January 3, 2004

Consolidated Statements of Stockholders’ Equity—Years ended December 31, 2005, January 1, 2005, and January 3, 2004

Notes to Consolidated Financial Statements.

2.	Financial Statement Schedules:

Schedule II—Valuation and Qualifying Accounts.

All other schedules for which provision is made in the applicable accounting regulations of the SEC are not required under the related instructions or are inapplicable and, therefore, have been omitted.

3.	Exhibits: See Item 15(b) below.

(b)	Exhibits

Exhibit Number	Exhibit Description
3.1	Amended and Restated Certificate of Incorporation of Cabela’s Incorporated (incorporated by reference from Exhibit 3.1 of our Quarterly Report on Form 10-Q, filed on August 13, 2004, File No. 001-32227)

3.2	Amended and Restated Bylaws of Cabela’s Incorporated (incorporated by reference from Exhibit 3.2 of our Quarterly Report on Form 10-Q, filed on August 13, 2004, File No. 001-32227)

4.1	Specimen Stock Certificate (incorporated by reference from Exhibit 4.1 of our Registration Statement on Form S-1, filed on March 23, 2004, Registration No. 333-113835)

4.2	Registration Rights Agreement dated as of September 23, 2003, among Cabela’s Incorporated and the security holders named therein (incorporated by reference from Exhibit 4.2 of our Registration Statement on Form S-1, filed on March 23, 2004, Registration No. 333-113835)

4.3	Form of 4.95% Senior Note due September 2009 (incorporated by reference from Exhibit 4.3 of our Registration Statement on Form S-1, filed on March 23, 2004, Registration No. 333-113835)

4.4	Form of 8.79% Senior Note, Series A, due January 2007 (incorporated by reference from Exhibit 4.4 of our Registration Statement on Form S-1, filed on March 23, 2004, Registration No. 333-113835)

4.5	Form of 9.01% Senior Note, Series B, due January 2007 (incorporated by reference from Exhibit 4.5 of our Registration Statement on Form S-1, filed on March 23, 2004, Registration No. 333-113835)

4.6	Form of 9.19% Senior Note, Series C, due January 2010 (incorporated by reference from Exhibit 4.6 of our Registration Statement on Form S-1, filed on March 23, 2004, Registration No. 333-113835)

4.7	Note Purchase Agreements dated as of September 5, 2002, among Cabela’s Incorporated and various purchasers party thereto (incorporated by reference from Exhibit 4.7 of our Registration Statement on Form S-1, filed on March 23, 2004, Registration No. 333-113835)

4.8	First Amendment Agreement to Note Purchase Agreements dated as of September 5, 2002, among Cabela’s Incorporated and various purchasers party thereto (incorporated by reference from Exhibit 10 of our Quarterly Report of Form 10-Q, filed on November 4, 2005, File No. 001-32227)

4.9	Note Agreements dated as of January 1, 1995, among Cabela’s Incorporated and various purchasers party thereto (incorporated by reference from Exhibit 4.8 of our Registration Statement on Form S-1, filed on March 23, 2004, Registration No. 333-113835)

4.10	Amendment No. 1 to Note Agreements dated as of January 1, 1995, among Cabela’s Incorporated and various purchasers party thereto (incorporated by reference from Exhibit 4.9 of our Registration Statement on Form S-1, filed on March 23, 2004, Registration No. 333-113835)

4.11	Amendment No. 2 to Note Agreements dated as of January 1, 1995, among Cabela’s Incorporated and various purchasers party thereto (incorporated by reference from Exhibit 4.10 of our Registration Statement on Form S-1, filed on March 23, 2004, Registration No. 333-113835)

4.12	Amendment No. 3 to Note Agreements dated as of January 1, 1995, among Cabela’s Incorporated and various purchasers party thereto (incorporated by reference from Exhibit 4.11 of our Registration Statement on Form S-1, filed on March 23, 2004, Registration No. 333-113835)

4.13	Amendment No. 4 to Note Agreements dated as of January 1, 1995, among Cabela’s Incorporated and various purchasers party thereto (incorporated by reference from Exhibit 4.12 of our Registration Statement on Form S-1, filed on March 23, 2004, Registration No. 333-113835)

Exhibit Number	Exhibit Description
4.14	Amendment No. 5 to Note Agreements dated as of January 1, 1995, among Cabela’s Incorporated and various purchasers party thereto (incorporated by reference from Exhibit 4.13 of our Registration Statement on Form S-1, filed on March 23, 2004, Registration No. 333-113835)

10.1	Executive Employment Agreement dated as of January 4, 2004, between Cabela’s Incorporated and Richard N. Cabela (incorporated by reference from Exhibit 10.1 of our Registration Statement on Form S-1, filed on March 23, 2004, Registration No. 333-113835) *

10.2	Addendum to Executive Employment Agreement dated as of January 4, 2004, between Cabela’s Incorporated and Richard N. Cabela (incorporated by reference from Exhibit 10.1 of our Quarterly Report of Form 10-Q, filed on May 12, 2005, File No. 001-32227) *

10.3	Executive Employment Agreement dated as of January 4, 2004, between Cabela’s Incorporated and James W. Cabela (incorporated by reference from Exhibit 10.2 of our Registration Statement on Form S-1, filed on March 23, 2004, Registration No. 333-113835) *

10.4	Addendum to Executive Employment Agreement dated as of January 4, 2004, between Cabela’s Incorporated and James W. Cabela (incorporated by reference from Exhibit 10.2 of our Quarterly Report of Form 10-Q, filed on May 12, 2005, File No. 001-32227) *

10.5	Employee Lease Agreement dated as of January 1, 2005, between Cabela’s Incorporated and Mudhead Enterprises, LLC (incorporated by reference from Exhibit 10.5 of our Quarterly Report on Form 10-Q, filed on May 12, 2005, File No. 001-32227)

10.6	Stock Redemption Agreement dated as of September 23, 2003, among Cabela’s Incorporated, James W. Cabela and an affiliated party, and Richard N. Cabela and his affiliates (incorporated by reference from Exhibit 10.4 of our Registration Statement on Form S-1, filed on March 23, 2004, Registration No. 333-113835)

10.7	Stock Purchase Agreement dated as of September 23, 2003, among Cabela’s Incorporated and the security holders named therein (incorporated by reference from Exhibit 10.5 of our Registration Statement on Form S-1, filed on March 23, 2004, Registration No. 333-113835)

10.8	1997 Stock Option Plan (incorporated by reference from Exhibit 10.6 of our Registration Statement on Form S-1, filed on March 23, 2004, Registration No. 333-113835) *

10.9	First Amendment to 1997 Stock Option Plan (incorporated by reference from Exhibit 10.7 of our Registration Statement on Form S-1, filed on March 23, 2004, Registration No. 333-113835) *

10.10	Second Amendment to 1997 Stock Option Plan (incorporated by reference from Exhibit 10.8 of our Registration Statement on Form S-1, filed on March 23, 2004, Registration No. 333-113835) *

10.11	Third Amendment to 1997 Stock Option Plan (incorporated by reference from Exhibit 10.9 of our Registration Statement on Form S-1, filed on March 23, 2004, Registration No. 333-113835) *

10.12	Fourth Amendment to 1997 Stock Option Plan (incorporated by reference from Exhibit 10.9.1 of our Registration Statement on Form S-1, filed on March 23, 2004, Registration No. 333-113835) *

10.13	Form of 1997 Employee Stock Option Agreement (incorporated by reference from Exhibit 10.10 of our Registration Statement on Form S-1, filed on March 23, 2004, Registration No. 333-113835) *

10.14	Form of Employee Stock Purchase Agreement (incorporated by reference from Exhibit 10.11 of our Registration Statement on Form S-1, filed on March 23, 2004, Registration No. 333-113835) *

10.15	2004 Stock Plan (incorporated by reference from Exhibit 10.12 of our Registration Statement on Form S-1, filed on March 23, 2004, Registration No. 333-113835) *

10.16	Form of 2004 Employee Stock Option Agreement (incorporated by reference from Exhibit 10.13 of our Registration Statement on Form S-1, filed on March 23, 2004, Registration No. 333-113835) *

Exhibit Number	Exhibit Description
10.17	2004 Employee Stock Purchase Plan (incorporated by reference from Exhibit 10.14 of our Registration Statement on Form S-1, filed on March 23, 2004, Registration No. 333-113835) *

10.18	Second Amended and Restated Credit Agreement dated as of July 15, 2005, among Cabela’s Incorporated, various lenders party thereto, and U.S. Bank National Association, as Administrative Agent (incorporated by reference from Exhibit 10 of our Current Report on Form 8-K, filed on July 15, 2005, File No. 001-32227)

10.19	Second Amended and Restated Intercreditor Agreement dated as of September 6, 2005, among Cabela’s Incorporated, various lenders party thereto, various note holders party thereto, and U.S. Bank National Association, as Collateral Agent (incorporated by reference from Exhibit 10 of our Current Report on Form 8-K, filed on September 9, 2005, File No. 001-32227)

10.20	Form of Indemnification Agreement (incorporated by reference from Exhibit 10.18 of our Registration Statement on Form S-1, filed on March 23, 2004, Registration No. 333-113835) *

10.21	Form of Management Change of Control Severance Agreement (incorporated by reference from Exhibit 10.19 of our Registration Statement on Form S-1, filed on March 23, 2004, Registration No. 333-113835) *

10.22	Restated Bonus Plan (incorporated by reference from Exhibit 10.20 of our Registration Statement on Form S-1, filed on March 23, 2004, Registration No. 333-113835) *

10.23	Cabela’s Incorporated Third Amended and Restated Deferred Compensation Plan, as amended (incorporated by reference from Exhibit 10.1 of our Current Report on Form 8-K, filed on March 1, 2005 (File No. 001-32227)) *

10.24	Summary of Non-Employee Director Compensation (incorporated by reference from Exhibit 10.1 of our Current Report on Form 8-K, filed on December 27, 2004, File No. 001-32227) *

10.25	Summary of Compensation to our Named Executive Officers*

10.26	Form of Confidentiality and Noncompetition Agreement (executed by Dennis Highby, Patrick A. Snyder, Michael Callahan, and Brian J. Linneman effective April 14, 2005) (incorporated by reference from Exhibit 10.3 of our Quarterly Report of Form 10-Q, filed on May 12, 2005, File No. 001-32227)*

10.27	Form of Confidentiality and Noncompetition Agreement—World’s Foremost Bank (executed by David A. Roehr and Ralph Castner effective April 14, 2005) (incorporated by reference from Exhibit 10.4 of our Quarterly Report of Form 10-Q, filed on May 12, 2005, File No. 001-32227)*

10.28	Retirement and General Release Agreement dated January 30, 2006, between Cabela’s Incorporated and David A. Roehr (incorporated by reference from Exhibit 10 of our Current Report of Form 8-K/A, filed on February 1, 2006, File No. 001-32227)*

10.29	Amended and Restated Lease Agreement with Option to Purchase dated April 26, 2005, between Ohio County Development Authority and Cabela’s Wholesale, Inc.

21.1	Subsidiaries of Cabela’s Incorporated

23.1	Consent of Deloitte & Touche LLP

24.1	Powers of Attorney

31.1	Certification of CEO Pursuant to 13a-14(a) under the Exchange Act

31.2	Certification of CFO Pursuant to Rule 13a-14(a) under the Exchange Act

32.1	Certifications Pursuant to 18 U.S.C. Section 1350

Exhibit Number	Exhibit Description
99.1	Cabela’s Incorporated 401(k) Savings Plan (incorporated by reference from Exhibit 99.4 of our Registration Statement on Form S-8, filed on June 25, 2004, Registration No. 333-116864)

99.2	EGTRRA Amendment to the Cabela’s Incorporated 401(k) Savings Plan (incorporated by reference from Exhibit 99.4 of our Registration Statement on Form S-8, filed on June 25, 2004, Registration No. 333-116864)

99.3	MRD Amendment to the Cabela’s Incorporated 401(k) Savings Plan (incorporated by reference from Exhibit 99.4 of our Registration Statement on Form S-8, filed on June 25, 2004, Registration No. 333-116864)

99.4	Third Amendment of the Cabela’s Incorporated 401(k) Savings Plan (incorporated by reference from Exhibit 99.1 of our Quarterly Report of Form 10-Q, filed on May 12, 2005, File No. 001-32227)

99.5	Fourth Amendment of the Cabela’s Incorporated 401(k) Savings Plan (incorporated by reference from Exhibit 99.2 of our Quarterly Report of Form 10-Q, filed on May 12, 2005, File No. 001-32227)

99.6	Fifth Amendment of the Cabela’s Incorporated 401(k) Savings Plan

*	indicates management contract or compensatory plan or arrangement required to be filed as exhibits pursuant to Item 15(b) of this report.

(c) Financial Statement Schedules. See Item 15(a) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CABELA’S INCORPORATED

Dated: March 1, 2006	By:	/s/ DENNIS HIGHBY
Dennis Highby President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ DENNIS HIGHBY Dennis Highby	President, Chief Executive Officer and Director (Principal Executive Officer)	March 1, 2006

/S/ RALPH W. CASTNER Ralph W. Castner	Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 1, 2006

* Richard N. Cabela	Chairman of the Board and Director	March 1, 2006

* James W. Cabela	Vice-Chairman of the Board and Director	March 1, 2006

* Theodore M. Armstrong	Director	March 1, 2006

* John Gottschalk	Director	March 1, 2006

* Reuben Mark	Director	March 1, 2006

* Michael R. McCarthy	Director	March 1, 2006

* Stephen P. Murray	Director	March 1, 2006

*By:	/s/ RALPH W. CASTNER
Ralph W. Castner Attorney-in-fact March 1, 2006