Form 10-Q
period 2006-04-01
CABELAS INC
filed 2006-05-05
CIK 1267130

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 1, 2006
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
Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check One):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common stock, $0.01 par value: 65,193,926 shares, including 8,073,205 shares of non-voting common stock, as of April 29, 2006.

CABELA’S INCORPORATED
FORM 10-Q
QUARTERLY PERIOD ENDED APRIL 1, 2006

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements.

CABELA'S INCORPORATED AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (Dollar Amounts in Thousands Except Share and Per Share Amounts) (Unaudited)

ASSETS	April 1, 2006	December 31, 2005

CURRENT ASSETS:
Cash and cash equivalents	$96,700	$86,923
Accounts receivable, net of allowance for doubtful accounts of $1,597 at April 1, 2006 and $1,404 at December 31, 2005	35,005	35,342
Credit card loans held for sale (Note 3)	113,175	77,690
Credit card loans receivable, net of allowance of $382 at April 1, 2006 and $536 at December 31, 2005 (Note 3)	12,833	11,968
Inventories	418,383	396,635
Prepaid expenses and deferred catalog costs	38,584	42,725
Other current assets	48,165	42,744
Total current assets	762,845	694,027

PROPERTY AND EQUIPMENT, NET	473,403	459,622

OTHER ASSETS:
Intangible assets, net	3,844	3,617
Land held for sale or development	13,496	12,599
Retained interests in securitized loans (Note 3)	32,571	34,465
Marketable securities	156,981	145,744
Other	15,693	16,206
Total other assets	222,585	212,631

Total assets	$1,458,833	$1,366,280

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$122,517	$162,305
Unpresented checks net of bank balance	11,074	21,652
Accrued expenses and other liabilities	42,617	55,941
Gift certificates and credit card reward points	110,214	121,120
Accrued employee compensation and benefits	27,323	60,247
Time deposits	52,121	62,683
Current maturities of long-term debt	28,232	29,049
Income taxes payable	14,462	31,477
Deferred income taxes	6,071	3,994
Total current liabilities	414,631	548,468

LONG-TERM LIABILITIES:
Long-term debt, less current maturities	305,021	90,777
Long-term time deposits	52,110	46,805
Deferred compensation	4,934	7,169
Deferred grant income	12,050	13,018
Deferred income taxes	19,289	20,190
Total long-term liabilities	393,404	177,959

COMMITMENTS AND CONTINGENCIES (Note 10)

STOCKHOLDERS’ EQUITY: (Note 7)
Common stock, $0.01 par value:
Class A Voting, 245,000,000 shares authorized; 57,051,681 and 56,691,249 shares issued and outstanding at April 1, 2006 and December 31, 2005, respectively	571	568
Class B Non-voting, 245,000,000 shares authorized; 8,073,205 and 8,073,205 shares issued and outstanding at April 1, 2006 and December 31, 2005, respectively	80	80
Preferred stock, 10,000,000 shares authorized, no shares issued or outstanding	-	-
Additional paid-in capital	242,188	239,868
Retained earnings	408,446	399,363
Accumulated other comprehensive income (loss)	(487)	(26)
Total stockholders’ equity	650,798	639,853

Total liabilities and stockholders’ equity	$1,458,833	$1,366,280
See notes to unaudited consolidated financial statements.

CABELA'S INCORPORATED AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF INCOME (Dollar Amounts in Thousands Except Per Share and Share Amounts) (Unaudited)
	Three months ended
	April 1, 2006	April 2, 2005
REVENUE:
Merchandise sales	$374,214	$327,873
Financial services revenue	28,534	20,538
Other revenue	2,057	2,178
Total revenue	404,805	350,589

COST OF REVENUE:
Cost of merchandise sales	241,883	213,369
Cost of other revenue	406	(8)
Total cost of revenue (exclusive of depreciation and amortization)	242,289	213,361

GROSS PROFIT	162,516	137,228

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	148,313	126,205

OPERATING INCOME	14,203	11,023

OTHER INCOME (EXPENSE):
Interest income	401	434
Interest expense	(3,344)	(2,070)
Other income, net	2,977	2,673
	34	1,037

INCOME BEFORE PROVISION FOR INCOME TAXES	14,237	12,060

INCOME TAX EXPENSE	5,154	4,293

NET INCOME	$9,083	$7,767

EARNINGS PER SHARE:
Basic	$0.14	$0.12

Diluted	$0.14	$0.12

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	65,069,840	64,588,079

Diluted	66,359,544	66,296,472

See notes to unaudited consolidated financial statements.

CABELA’S INCORPORATED AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (Dollar Amounts in Thousands) (Unaudited
	Three months ended
	April 1, 2006	April 2, 2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$9,083	$7,767
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation	9,899	7,771
Amortization	220	352
Stock based compensation	803	235
Deferred income taxes	1,437	(56)
Other	432	(300)
Change in operating assets and liabilities:
Accounts receivable	638	3,265
Origination of credit card loans held for sale, net of collections	(35,485)	(38,201)
Retained interests	1,894	1,444
Inventories	(21,748)	(35,276)
Prepaid expenses and deferred catalog costs	4,009	(4,039)
Other current assets	(5,422)	(4,875)
Land held for sale or development	(80)	(61)
Accounts payable	(59,438)	(3,050)
Accrued expenses and other liabilities	(13,325)	(15,013)
Gift certificates and credit card reward points	(10,906)	(6,555)
Accrued compensation and benefits	(32,924)	(28,913)
Income taxes payable	(17,022)	(8,139)
Deferred grant income	(956)	(120)
Deferred compensation	(2,235)	732
Net cash flows from operating activities	(171,126)	(123,032)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(6,043)	(46,474)
Purchases of intangibles	(447)	-
Purchases of marketable securities	(12,288)	(8,853)
Change in credit card loans receivable	(820)	(1,248)
Change in cash reserves for retained interests	-	750
Maturities of marketable securities	315	393
Other, net	6	434
Net cash flows from investing activities	(19,277)	(54,998)

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances on lines of credit	126,724	5,000
Payments on lines of credit	(125,663)	(5,000)
Change in unpresented checks net of bank balance	(10,578)	(21,381)
Proceeds from issuance of long-term debt	215,000	-
Payments on long-term debt	(1,573)	(1,089)
Change in time deposits, net	(5,257)	(3,300)
Excess tax benefits from exercise of stock options	246	-
Proceeds from exercise of employee stock options and stock purchase plan	1,281	511
Net cash flows from financing activities	200,180	(25,259)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	9,777	(203,289)

CASH AND CASH EQUIVALENTS, Beginning of Year	86,923	248,184

CASH AND CASH EQUIVALENTS, End of Period	$96,700	$44,895

See notes to unaudited consolidated financial statements.

CABELA’S INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar Amounts in Thousands Except Share and Per Share Amounts)
(Unaudited)

1.    MANAGEMENT REPRESENTATIONS

The consolidated financial statements included herein are unaudited and have been prepared by Cabela’s Incorporated and its wholly-owned subsidiaries (the “Company”) pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. The consolidated balance sheet of the Company as of December 31, 2005, was derived from the Company’s audited consolidated balance sheet as of that date. All other consolidated financial statements contained herein are unaudited and reflect all adjustments which are, in the opinion of management, necessary to summarize fairly the financial position of the Company and the results of the Company’s operations and cash flows for the periods presented. All of these adjustments are of a normal recurring nature. All significant intercompany balances and transactions have been eliminated in consolidation. Because of the seasonal nature of the Company’s operations, results of operations of any single reporting period should not be considered as indicative of results for a full year. These consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the fiscal year ended 2005.

Reclassifications - Certain reclassifications have been made to prior year financial statements and the notes to conform to the current year presentation. The Company has reclassified a portion of the retained interest related to its Financial Services business from investing activities to operating activities in the statement of cash flows. These changes did not impact the total net (decrease) increase in cash. There were no covenant calculations affected by this change in the presentation of the Company’s cash flow statement line items. The amounts were deemed to be immaterial to the Company’s financial statements.

Recast - On March 22, 2006, the Company changed the manner in which it reports and evaluates segment information. The Company changed the fee structure between its Financial Services segment and the Company’s other segments to more appropriately reflect current market conditions. This change was effective January 1, 2006. As required by Statement of Financial Accounting Standards No. 131 (“Statement 131”), consolidated financial statements issued by the Company in the future will reflect modifications to its reportable segments resulting from these changes, including reclassification of all comparative prior period segment information. Accordingly, in this Form 10-Q, the Company is providing the required reclassified segment information related to prior periods.

2.    STOCK-BASED COMPENSATION

Effective January 1, 2006, the Company adopted the provisions of Statement No. 123 (revised 2004), “Share-Based Payment” (“Statement 123R”) which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors including employee stock option awards and employee stock purchases made under an employee stock purchase plan. The Company previously applied the provision of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees and related interpretations and provided the required pro forma disclosures under Statement No. 123, “Accounting for Stock-Based Compensation.”

In March 2004, the Company adopted the Cabela’s Incorporated 2004 Stock Plan (the “2004 Plan”). The 2004 Plan provides for the grant of non-qualified stock options, incentive stock options, stock appreciation rights, restricted stock, restricted stock units and other stock-based awards to employees, directors and consultants. A maximum of 2,752,500 shares, subject to adjustment in the event of a stock split, consolidation or stock dividends, of the Company’s common stock are subject to awards under the 2004 Plan. Options granted under the 2004 Plan will have a term of no greater than ten years from the grant date and will become exercisable in accordance with the vesting schedule determined at the time the awards are granted. As of April 1, 2006, there were 1,907,446 shares subject to options under the 2004 Plan and 845,054 shares available for grant.

In March 2004, the Company adopted an Employee Stock Purchase Plan (the “ESPP”), under which shares of common stock are available to be purchased by the Company’s employees. The maximum number of shares of common stock available for issuance under the ESPP is 1,835,000, subject to adjustment in the event of a stock split, consolidation or stock dividend. Employees are eligible to participate in the ESPP immediately upon hire. The employee’s purchase price is 85% of the fair market value of the stock on the date of purchase. There is no look back feature in this plan. Each year, employees may purchase shares having a fair market value of up to $25,000. As of April 1, 2006, 156,446 shares had been issued under the ESPP and 1,678,554 shares were available for issuance.

The Company’s 1997 Stock Option Plan (the “1997 Plan”) provided for the granting of incentive stock options and nonqualified stock options to purchase shares of the Company’s common stock to officers, directors and key employees. As of April 1, 2006, there were 2,354,730 shares subject to options under the 1997 plan and there were no future shares available for grant under the 1997 Plan. During 2003, the Company allowed employees to exercise options prior to vesting in exchange for a call option, as provided for in the 1997 Plan. At the end of fiscal year 2005, 238,546 shares had been exercised prior to vesting. There are 18,350 shares remaining unvested as of April 1, 2006 with an estimated call value of approximately $71. These shares have been included in the tables below.

Pro forma Information for Periods Prior to the Adoption of Statement 123R:

Because the Company went public in 2004, all options granted prior to 2004 will be accounted for in accordance with APB No. 25. The Company’s calculations are based on a single option valuation approach and forfeitures are recognized as they occur. The Company’s ESPP was deemed non-compensatory under the provisions of APB No. 25. Stock-based compensation costs were reflected in net income where the options granted under those plans had an exercise price that was less than the fair value of the underlying common stock on the date of grant. Previously reported amounts have not been restated.

The pro forma information for the three months ended April 1, 2006 and April 2, 2005 was as follows:

	Three months ended
	April 1, 2006	April 2, 2005

Net income - as reported	$9,083	$7,767

Add: Stock based employee compensation recognized, net of tax	-	151
Deduct: Pro-forma stock-based employee compensation expense determined under fair value based method for shares granted prior to being a public Company, net of tax	(63)
Deduct: Pro-forma stock-based employee compensation expense determined under fair value based method for all shares granted as previously reported, net of tax	-	(698)

Net income - pro forma	$9,020	$7,220

Earnings per share:
Basic - as reported	$0.14	$0.12
Basic - proforma	$0.14	$0.11

Diluted - as reported	$0.14	$0.12
Diluted - proforma	$0.13	$0.11

Impact of the Adoption of Statement 123R using the modified prospective transition method beginning January 1, 2006

    During the three-month period ended April 1, 2006, share-based compensation expense was recorded for awards granted since 2004 but not yet vested as of January 1, 2006 as if the fair value method required for pro forma disclosure under Statement No. 123 were in effect for expense recognition purposes, adjusted for estimated forfeitures. For these awards, the Company continues to recognize compensation expense using the accelerated amortization method. There have been no awards granted since the adoption of Statement 123R, but future compensation cost on new awards will be recognized using a straight-line amortization method.

The impact on results of continuing operations of recording share-based compensation for the three-month period ended April 1, 2006 was as follows:

Three months ended April 1, 2006	Total

Selling, general & administrative	$733

Impact of Statement 123R, net of tax	$468

Impact on consolidated net income per share:
Basic	$0.01
Diluted	$0.01

There was no share-based compensation capitalized in assets as of April 1, 2006. On January 6, 2006, a modification of shares resulted in a charge to compensation expense of $239 under Statement 123R.

    For the three months ended April 1, 2006, the excess tax benefit realized from exercised stock options and similar awards was $246. As of April 1, 2006, the total unrecorded deferred share-based compensation balance for unvested shares that were issued after becoming a public company, net of expected forfeitures, was approximately $1,977, net of tax, which is expected to be amortized over a period of 2.75 years.

    Prior to the adoption of Statement 123R, the Company presented all tax benefits resulting from the exercise of stock options as operating cash inflows in the consolidated statements of cash flows, in accordance with the provisions of the Emerging Issues Task Force (“EITF”) Issue No 00-15. “Classification in the Statement of Cash Flows of the Income Tax Benefit Received by a Company upon Exercise of a Nonqualified Employee Stock Option.” Statement 123R requires the benefits of tax deductions in excess of the compensation cost recognized for those options to be classified as financing cash inflows rather than operating cash inflows, on a prospective basis. This amount is shown as “Excess tax benefit from exercise of stock options” on the consolidated statement of cash flows.

The Company has evaluated the cumulative effect of a change due to forfeitures as required by Statement 123R. Due to the small amount of grants the Company has expensed to date, the change in accounting related to forfeitures is immaterial.

Valuation Assumptions

The fair value of options granted on and subsequent to May 1, 2004 was estimated on the date of the grant using the Black-Scholes option pricing model with the following weighted-average assumptions: the expected stock price volatility was 50%; the risk free interest at grant date ranged from 3.57% to 4.38% and the expected term was 4.5 years. Due to being a newly public company, the volatility factor was derived from using a historical volatility model combined with looking at peers in our market sector.

Share-Based Payment Award Activity

The following table summarizes equity share-based payment award activity for the three months ended April 1, 2006:

	Three months ended April 1, 2006
	Options Available for Grant	Options Outstanding	Weighted Average Exercise Price

Outstanding - beginning	751,979	4,695,748	$12.36
Granted	-	-	-
Exercised	-	(333,707)	5.23
Forfeited (1)	93,075	(116,013)	17.64

Outstanding - ending	845,054	4,246,028	$12.78

(1)	Options forfeited under the 1997 Plan do not become available for grant under the 2004 plan.

The stock options outstanding and exercisable for equity share-based payment awards as of April 1, 2006 were in the following exercise price ranges:

Options Outstanding				Options Exercisable
Exercise Price	Shares	Weighted Average Exercise Price	Average Remaining Contractual Life	Number	Weighted Average Exercise Price

$0.00 to $5.00	509,212	$3.83	1.9 years	351,400	$3.71
$5.01 to $10.00	761,117	8.25	5.1 years	278,512	8.27
$10.01 to $15.00	1,615,083	11.63	5.2 years	663,631	11.63
$15.01 to $20.00	1,354,616	20.00	8.1 years	984,386	20.00
$20.01 to $25.00	2,000	21.77	8.8 years	2,000	21.77
$25.01 to $30.00	4,000	27.26	8.3 years	4,000	27.26

	4,246,028	$12.78	5.7 years	2,283,929	$13.65

    The aggregate pre-tax intrinsic value of $6,742 is based on the Company’s closing stock price of $20.52 at April 1, 2006, and represents the amount that would have been received by award holders had all award holders exercised their awards that were in-the-money as of that date. The total number of in-the-money awards exercisable as of April 1, 2006 was approximately 2,277,929. The aggregate intrinsic value of awards exercised during the three months ended April 1, 2006 was $1,243.

3.    SALE OF CREDIT CARD LOANS

The Company’s wholly-owned bank subsidiary, World’s Foremost Bank (“WFB”), sells a substantial portion of its credit card loans. WFB has established a master trust (the “Trust”) for the purpose of routinely selling and securitizing credit card loans. WFB retains the servicing and certain other interests, including interest-only strips, cash reserve accounts and Class B certificates. During the three months ended April 1, 2006 and April 2, 2005, WFB recognized gains on sale of $4,077 and $3,915, respectively, which are reflected as a component of credit card securitization income.

Retained Interests:

Retained interests in securitized loans, which are carried at fair value, consisted of the following at April 1, 2006 and December 31, 2005:

	April 1, 2006	December 31, 2005

Cash reserve account	$16,720	$16,495
Interest-only strip	14,838	15,567
Class B certificates	1,013	2,403

	$32,571	$34,465

Credit card loans held for sale and credit card loans receivable consisted of the following at April 1, 2006 and December 31, 2005:

	April 1, 2006	December 31, 2005
Composition of credit card loans held for sale and credit card loans receivable:
Loans serviced	$1,261,998	$1,340,820
Loans securitized and sold to outside investors	(1,133,000)	(1,247,000)
Securitized receivables with certificates owned by WFB which are classified as retained interests	(1,013)	(2,403)
	127,985	91,417
Less adjustment to market value and allowance for loan losses	(1,977)	(1,759)

Total	$126,008	$89,658

Delinquent loans in the managed credit card loan portfolio at April 1, 2006 and December 31, 2005:
30-89 days	$7,013	$6,856
90 days or more and still accruing	$2,498	$2,176

	Three months ended
	April 1, 2006	April 2, 2005
Total net charge-offs on the managed credit card loan portfolio for the three months ended April 1, 2006 and April 2, 2005	$5,624	$5,325

Quarterly average credit card loans:
Managed credit card loans	$1,253,948	$1,006,261

Securitized credit card loans including seller's interest	$1,221,844	$988,745

Total net charge-offs as an annualized percentage of average managed loans	1.79%	2.12%

4.    DEBT

On February 27, 2006, the Company issued $215,000 in unsecured notes, with principal payable in full in ten years and interest payments made semiannually at a rate of 5.99%. Covenants related to this agreement include the following:

•
A consolidated adjusted net worth in an amount not less than the sum of (i) $350,000 plus (ii) 25% of positive consolidated net earnings on a cumulative basis for each fiscal year beginning with the fiscal year ended 2005.

•
A fixed charge coverage ratio (the ratio of consolidated cash flow to consolidated fixed charges for each period of four consecutive fiscal quarters) of no less than 2.00 to 1.00 as of the last day of any fiscal quarter.

•	A consolidated funded debt to total funded capitalization of no more than 60%.

The Company was in compliance with all covenants as of the end of the periods presented.

    The Company is party to a credit agreement that provides for a $325,000 unsecured revolving credit facility that expires on June 30, 2010. The credit agreement permits the issuance of up to $150,000 in letters of credit and standby letters of credit, the nominal amount of which are applied against the overall credit limit available under the revolver. There were no principal amounts outstanding on the line of credit, and $70,054 outstanding on letters of credit and standby letters of credit, as of April 1, 2006. During the first quarter of fiscal 2006, the average principal amount outstanding on the line of credit was $12,943, and the weighted average interest rate on the line of credit was 5.43%.

    The Company is party to inventory financing agreements that allow certain vendors providing boat merchandise to give the Company extended payment terms. The vendors are responsible for all interest payments for the financing period and the financing company holds a security interest in the specific boat inventory held by the Company. The Company’s revolving credit facility limits this security interest to $25,000. The Company records this boat merchandise in inventory with an offsetting liability in accounts payable. The loans and payments are reflected in the financing lines of credit in the Company’s cash flow statement. The extended payment terms to the vendor do not exceed one year. The outstanding liability was $2,504 as of April 1, 2006.

WFB is party to an unsecured Federal Funds Sales Agreement with a financial institution. All federal funds transactions are on a daily origination and return basis. Daily interest charges are determined based on mutual agreement by the parties. The maximum amount of funds which can be borrowed is $25,000. There were no amounts outstanding as of April 1, 2006.

WFB is party to an unsecured Federal Funds Line of Credit agreement with a financial institution. The maximum amount of funds which can be borrowed is $40,000. The interest rate for the line of credit is based on the current federal funds rate. There were no amounts outstanding as of April 1, 2006.

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

Hedges of anticipated inventory purchases are designated as cash flow hedges. The gains and losses associated with these hedges are deferred in accumulated other comprehensive income/(loss) until the anticipated transaction is consummated and are recognized in the income statement in the same period during which the hedged transactions affect earnings. Gains and losses on foreign currency derivatives for which the Company has not elected hedge accounting are recorded immediately in earnings. For the three months ended April 1, 2006 and April 2, 2005, there was no ineffectiveness associated with the Company’s foreign currency derivatives designated as cash flow hedges.

Generally, the Company hedges a portion of its anticipated inventory purchases for periods up to twelve months. As of April 1, 2006, the Company has hedged certain portions of its anticipated inventory purchases through April 2006.

The fair value of foreign currency derivative assets or liabilities is recognized within other current assets or other current liabilities. As of April 1, 2006 and December 31, 2005, the fair value of foreign currency derivative assets was $4 and $0, respectively, and the fair value of foreign currency derivative liabilities was $0 and $11, respectively.

As of April 1, 2006 and December 31, 2005, the net deferred gain/(loss) recognized in accumulated other comprehensive income/(loss) was $10 and $(158), net of tax, respectively. The Company anticipates a gain of $2, net of tax, will be transferred out of accumulated other comprehensive income and recognized within earnings over the next twelve months. Gains of $3, and $62, net of tax, were transferred from accumulated other comprehensive income into cost of revenues for the three months ended April 1, 2006 and April 2, 2005, respectively.

Interest Rate Management - On February 4, 2003, in connection with the Series 2003-1 term securitization, the Trust entered into a $300,000 notional swap agreement in order to manage interest rate exposure. The exposure is related to changes in cash flows from funding credit card loans, which include a high percentage of accounts with floating rate obligations that do not incur monthly finance charges. The swap converts the interest rate on the investor bonds from a floating rate basis with a spread over a benchmark note to a fixed rate of 3.699%. Since the Trust is not consolidated, the fair value of the swap is not reflected on the financial statements. Additionally, the Company entered into a swap with similar terms with the counter-party whereby the notional amount is zero unless the notional amount of the Trust’s swap falls below $300,000. The Company has not elected to designate this derivative as a hedge and, therefore, the derivative is marked to market through the statement of income. As of April 1, 2006, market value was determined to be zero. WFB pays Cabela’s a fee for the credit enhancement provided by this swap, which was $150 and $150 for the three months ended April 1, 2006 and April 2, 2005, respectively.

6.    EARNINGS PER SHARE

Basic earnings per share (“EPS”) is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is computed by dividing net income by the sum of the weighted average number of shares outstanding plus all additional common shares that would have been outstanding if potentially dilutive common share equivalents had been issued. Options exercised prior to vesting have not been considered in the basic EPS calculation, but are considered in the computation of diluted EPS. There were 1,358,616 options outstanding that were considered anti-dilutive for the three months ended April 1, 2006. Since the adoption of Statement 123R, when calculating dilutive shares, the Company includes unamortized compensation cost in the proceeds under the treasury stock method for those shares which were outstanding and unvested as of January 1, 2006. The prior year numbers were not restated. The following table reconciles the number of shares utilized in the earnings per share calculations:

	Three months ended
	April 1, 2006	April 2, 2005
Weighted average number of shares:
Common shares - basic	65,069,840	64,588,079
Effect of dilutive securities:
Stock options	1,289,704	1,708,393

Common shares - diluted	66,359,544	66,296,472

7.    STOCKHOLDERS’ EQUITY

The authorized capital stock of the Company consists of 245,000,000 shares of Class A voting common stock, par value $0.01 per share; 245,000,000 shares of Class B non-voting common stock, par value $0.01 per share; and 10,000,000 shares of preferred stock, par value $0.01 per share. As of April 1, 2006, there were 57,070,031 shares of Class A voting common stock outstanding, including 18,350 shares of unvested early exercised options, and 8,073,205 shares of Class B non-voting common stock outstanding.

8.    COMPREHENSIVE INCOME

	Three months ended
	April 1, 2006	April 2, 2005

Net income	$9,083	$7,767

Change in net unrealized holding gain or (loss) on marketable securities, net of tax of $(270) and $(90) for the three month periods ended April 1, 2006 and April 2, 2005, respectively.	(476)	(163)

Less: adjustment for net realized gain or (loss) on marketable securities, net of tax of $4 and $(9) for the three month periods ended April 1, 2006 and April 2, 2005, respectively.	6	(17)

Change in net unrealized holding gain or (loss) on derivatives, net of tax of $7 and $(46) for the three month periods ended April 1, 2006 and April 2, 2005, respectively.	12	(83)

Less: adjustment for reclassification of derivative included in net income, net of tax of $(1) and $(34) for the three month periods ended April 1, 2006 and April 2, 2005, respectively.	(3)	(62)

Comprehensive income	$8,622	$7,442

9.    RELATED PARTY TRANSACTIONS

The Company buys certain gift inventory from an affiliate of the Company’s Board Chairman, which is sold through various distribution channels. All activity is at arms-length rates. Invoices received from the Board Chairman’s affiliate were $0 and $25 in the three months ended April 1, 2006 and April 2, 2005, respectively.

The Company entered into an employee lease agreement with an affiliate of the Company’s Board Chairman dated January 1, 2005, pursuant to which such affiliate leases the services of certain Company employees. In the three months ended April 1, 2006 and April 2, 2005, total reimbursements for these expenses were $72 and $71, respectively.

10.   CONTINGENCIES

Litigation - The Company is engaged in various legal actions arising in the ordinary course of business. After taking into consideration the evaluation of such actions by legal counsel, management is of the opinion that the ultimate outcome will not have a material adverse effect on the Company’s financial position, results of operations or liquidity.

Self-Insurance - The Company is self-insured for health claims up to $300 per individual. A liability of $3,333 and $4,201 has been estimated and recorded as of April 1, 2006, and December 31, 2005, respectively, for those claims submitted and for those incurred prior to the end of the quarter but not yet reported.

The Company is also self-insured for workers’ compensation claims up to $500 per individual. A liability of $2,829 and $2,533 has been estimated and recorded at April 1, 2006 and December 31, 2005, respectively, for those claims submitted and for those incurred prior to the end of the quarter but not yet reported.

The Company’s liabilities for health and workers’ compensation claims incurred but not reported are based upon internally developed calculations. These estimates are regularly evaluated for adequacy based on the most current information available, including historical claim payments, expected trends and industry factors.

11.   SEGMENT REPORTING

The Company has three reportable segments, Direct, Retail and Financial Services. The Direct segment sells products through direct-mail catalogs and an e-commerce website (Cabelas.com); the Retail segment consists of destination retail stores in various sizes and formats; and the Financial Services segment issues co-branded credit cards. The reconciling amount or Other segment is primarily made up of land sales, employee discounts, corporate overhead and shared services. The Company’s executive management, being its chief operating decision makers, assesses the performance of each operating segment based on an operating income measure, which is net revenue less merchandise acquisition costs and certain directly identifiable and allocable operating costs as described below. For the Direct segment, these operating costs primarily consist of catalog costs, e-commerce advertising costs and order processing costs. For the Retail segment, these operating costs primarily consist of labor, advertising, depreciation and occupancy costs of our destination retail stores. For the Financial Services segment, operating costs primarily consist of advertising and marketing, third party services for processing credit card transactions, salaries and wages and other general and administrative costs. Corporate and other expenses consist of unallocated shared-service costs, general and administrative expenses, various small companies such as real estate development, travel and lodging, which are not aggregated with the other segments, and eliminations. Unallocated shared-service costs include receiving, distribution and storage costs of our inventory, merchandising and quality assurance costs, as well as corporate headquarters occupancy costs. General and administrative expenses include costs associated with general corporate management and shared departmental services such as management information systems, finance, human resources and legal.

Segment assets are those directly used in or clearly allocable to an operating segment’s operations. For the Direct segment, these assets primarily include prepaid catalog costs, fixed assets and goodwill. Goodwill makes up $970 of assets in the Direct segment. For the Retail segment, these assets primarily include inventory in the stores, land, buildings, fixtures and leasehold improvements. For the Financial Services segment, these assets primarily include cash, credit card loans, buildings and fixtures. Corporate and other assets include corporate headquarters, merchandise inventory, and shared technology infrastructure as well as corporate cash and cash equivalents, prepaid expenses and $422 of investment in an equity method investee. Segment depreciation and amortization are correspondingly allocated to each segment. Corporate and other depreciation and amortization and capital expenditures are related to corporate headquarters, merchandise distribution and technology infrastructure. Unallocated assets include corporate cash and equivalents, inventory that could be shipped for sales to the Retail or Direct segment entities, the net book value of corporate facilities and related information systems, deferred income taxes and other corporate long-lived assets. The accounting policies of the segments, where applicable, are the same as those described in the summary of significant accounting policies in our annual financial statements. Intercompany revenue between the segments has been eliminated in the consolidations.

    On March 22, 2006, the Company changed the fee structure between its Financial Services segment and its other segments to more appropriately reflect current market conditions. This change was effective January 1, 2006. This updated fee structure includes (1) an increase in the fee paid by the Financial Services segment for originating a new credit card account, (2) an increase in the amount that the Financial Services segment pays for rewards earned by its cardholders and (3) an additional fee paid by the Financial Services segment for marketing equal to the amount by which the profitability of the Financial Services segment exceeds a 2% pre-tax return on the Financial Services segment’s average managed credit card loans. The segment information below reflects this change as if it had taken place in all periods presented.

Three months ended April 1, 2006	Direct	Retail	Financial Services	Corporate Overhead and Other	Total

Revenue from external	$228,445	$144,925	$28,684	$2,751	$404,805
Revenue from internal	426	418	(150)	(694)	-
Total revenue	228,871	145,343	28,534	2,057	404,805

Operating income (loss)	33,004	12,736	7,035	(38,572)	14,203
As a % of revenue	14.4%	8.8%	24.7%	N/A	3.5%

Depreciation and amortization	1,131	4,212	220	4,556	10,119
Assets	379,283	477,428	244,386	357,736	1,458,833

Three months ended April 2, 2005	Direct	Retail	Financial Services	Corporate Overhead and Other	Total

Revenue from external	$230,359	$96,769	$20,688	$2,773	$350,589
Revenue from internal	380	365	(150)	(595)	-
Total revenue	230,739	97,134	20,538	2,178	350,589

Operating income (loss)	31,350	6,756	5,218	(32,301)	11,023
As a % of revenue	13.6%	7.0%	25.4%	N/A	3.1%

Depreciation and amortization	1,440	2,585	373	3,725	8,123
Assets	292,183	341,611	210,633	326,800	1,171,227

The components and amounts of net revenues for our Financial Services segment for the three months ended April 1, 2006 and April 2, 2005 were as follows:

	Three months ended
	April 1, 2006	April 2, 2005

Interest and fee income	$6,485	$4,105

Interest expense	(1,127)	(823)
Net interest income	5,358	3,282

Non-interest income:
Securitization income	33,719	25,783
Other non-interest income	8,711	7,434
Total non-interest income	42,430	33,217
Less: Customer reward costs	(19,254)	(15,961)

Financial services revenue	$28,534	$20,538

The Company’s products are principally marketed to individuals within the United States. Net sales realized from other geographic markets, primarily Canada, were collectively less than 1% of consolidated net sales in each reported period. No single customer accounted for ten percent or more of consolidated net sales. No single product or service accounts for a significant percentage of the Company’s consolidated revenue.

12.   SUPPLEMENTAL CASH FLOW INFORMATION

The following table sets forth non-cash financing and investing activities and other cash flow information.

	Three months ended
	April 1,	April 2,
	2006	2005
Non-cash financing and investing activities:
(1) Unpaid purchases of property and equipment included in accounts payable	$18,589	$21,830

Other cash flow information:
Interest paid, net of amounts capitalized	$4,409	$1,205
Income taxes	$20,453	$12,490

(1)	Amounts reported as unpaid purchases are recorded as purchases of property and equipment in the statement of cash flows in the period they are paid.

13.   RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

On December 16, 2004, the FASB issued “Statement No. 123 (revised 2005), Share-Based Payment” (“Statement 123R”). Statement 123R requires the Company to recognize compensation expense for stock options and discounts under employee stock purchase plans granted to employees based on the estimated fair value of the equity instrument at the time of the grant. On March 29, 2005, the SEC issued Staff Accounting Bulletin No. 107 (“SAB 107”). SAB 107 provides the staff’s views regarding the valuation of share-based payment arrangements for public companies. SAB 107 does not modify any of the conclusions or requirements of Statement 123R. On November 10, 2005, the FASB issued FSP FAS 123R-3 which “Provides a Transition Election for Calculating the APIC Pool Under Statement 123R.” Statement 123R APIC Pool - Statement 123R requires companies to calculate the pool of excess tax benefits available to absorb tax deficiencies recognized subsequent to the adoption of Statement 123R (the “APIC pool”). The FASB issued FSP FAS 123R-3 to provide an elective transition alternative to calculating the APIC pool. A company may take up to one year from the later of its initial adoption of Statement 123R or November 11, 2005, to make its election. The Company is currently evaluating the transition method for calculating the APIC Pool.

On July 14, 2005, the FASB published an exposure draft entitled “Accounting for Uncertain Tax Positions -an interpretation of FASB Statement No. 109” (“the proposed interpretation”). The proposed interpretation establishes a probable recognition threshold. To recognize a benefit from a tax position, a company must conclude that the position is probable of being sustained upon audit based solely on the technical merits of the position. Once the probable recognition threshold is met, the best estimate of the amount that would be sustained on audit should be recognized. The FASB met in January 2006 and continues to deliberate over the issues in this interpretation. The FASB also has determined that the final interpretation would not be effective until the first fiscal year ending after December 15, 2006.

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

In February 2006, the FASB issued Statement No. 155, “Accounting for Certain Hybrid Financial Instruments - an amendment to FASB Statements No. 133 and 140” (“Statement 155”). Statement 155 eliminates the exemption from applying Statement 133 to interests in securitized financial assets so that similar instruments are accounted for similarly regardless of the form of the instruments. It also allows the Company to elect fair value measurement at acquisition, at issuance, or when a previously recognized financial instrument is subject to a remeasurement (new basis) event, on an instrument-by-instrument basis, in cases in which a derivative would otherwise have to be bifurcated. This statement is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The Company does not believe the adoption of Statement 155 will have a material impact on its financial statements.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations.

This report on Form 10-Q contains “forward-looking statements” that are based on our beliefs, assumptions and expectations of future events, taking into account the information currently available to us. All statements other than statements of current or historical fact contained in this report are forward-looking statements within the meaning of the Private Securities Litigation Reform Act. The words “believe,” “may,” “should,” “anticipate,” “estimate,” “expect,” “intend,” “objective,” “seek,” “plan,” and similar statements are intended to identify forward-looking statements. Forward-looking statements involve risks and uncertainties that may cause our actual results, performance or financial condition to differ materially from the expectations of future results, performance or financial condition we express or imply in any forward-looking statements. These risks and uncertainties include, but are not limited to: the ability to negotiate favorable purchase, lease and/or economic development arrangements; expansion into new markets; market saturation due to new destination retail store openings; the rate of growth of general and administrative expenses associated with building a strengthened corporate infrastructure to support our growth initiatives; increasing competition in the outdoor segment of the sporting goods industry; the cost of our products; supply and delivery shortages or interruptions; adverse weather conditions, unseasonal weather conditions which impact the demand for our products; fluctuations in operating results; adverse economic conditions causing a decline in discretionary consumer spending; the cost of fuel increasing or remaining at current levels; delays in road construction and/or traffic planning around our new destination retail stores; road construction around our existing destination retail stores; labor shortages or increased labor costs; changes in consumer preferences and demographic trends; increased government regulation; inadequate protection of our intellectual property; decreased interchange fees received by our financial services business as a result of the current interchange litigation against VISA; other factors that we may not have currently identified or quantified; and other risks, relevant factors and uncertainties identified in our filings with the SEC (including the information set forth in the “Risk Factors” section of our Form 10-K for the fiscal year ended December 31, 2005 (our “2005 Form 10-K”)), which filings are available at the SEC’s website at www.sec.gov. Given the risks and uncertainties surrounding forward-looking statements, you should not place undue reliance on these statements. Our forward-looking statements speak only as of the date of this report. Other than as required by law, we undertake no obligation to update or revise forward-looking statements, whether as a result of new information, future events or otherwise.

The following discussion and analysis of financial condition, results of operations, liquidity and capital resources should be read in conjunction with our audited consolidated financial statements and notes thereto included in our 2005 Form 10-K, as filed with the SEC, and our unaudited interim consolidated financial statements and the notes thereto appearing elsewhere in this Form 10-Q.

Overview

We are the world’s largest direct marketer, and a leading specialty retailer, of hunting, fishing, camping and related outdoor merchandise. We serve people who enjoy the outdoor lifestyle through our well-established direct business and our growing number of destination retail stores. Additionally, we benefit from our credit card operation, which offers us the opportunity to enhance our merchandising business revenue by reinforcing our brand and increasing customer loyalty. To best reflect our operations, we organize the financial reporting of our business into the following segments:

•	Direct, which consists of our catalogs and website;

•	Retail, which consists of our destination retail stores;

•	Financial Services, which consists of our credit card business, which is managed and administered by our wholly-owned bank subsidiary, World's Foremost Bank; and

•	Other, which consists of aggregated non-merchandising outfitter services, our real estate land sales and our corporate and other expenses.

In the discussion below, where we refer to our "merchandising business" we are referring to our Direct and Retail segments, collectively. Where we refer to our "bank," we are referring to our Financial Services segment.

Revenue

Revenue consists of sales of our products and services. Direct revenue includes sales from orders placed over the phone, by mail and through our website and includes customer shipping charges. Retail revenue includes all sales made at our destination retail stores and is driven by sales at new stores and changes in comparable store sales. A store is included in our comparable store sales base on the first day of the month following the fifteen month anniversary of its opening, completion of major remodeling, or expansion by greater than 25% of total square footage. Financial Services revenue includes securitization income, interest income and interchange and other fees net of reward program costs, interest expense and credit losses from our credit card operations. Other revenue consists primarily of land sales around our destination retail stores and our non-merchandising outfitter services.

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

Selling, General and Administrative Expenses

Selling, general and administrative expenses include directly identifiable operating costs and other expenses, as well as depreciation and amortization. For our Direct segment, these operating costs primarily consist of catalog development, production and circulation costs, Internet advertising costs and order processing costs. For our Retail segment, these costs primarily consist of payroll, store occupancy, utilities and advertising costs. For our Financial Services segment, these costs primarily consist of advertising costs, marketing fees, third party data processing costs associated with servicing accounts, payroll and other administrative fees. Our Other expenses include shared-service costs, general and administrative expenses and the costs of operating our various other small businesses described above which are not included in any of our segments. Shared-service costs include costs for services shared by two or more of our business segments (principally our Direct and Retail segments) and include receiving, distribution and storage costs, merchandising, quality assurance costs and corporate occupancy costs. General and administrative expenses include costs associated with general corporate management and shared departmental services such as management information systems, finance, human resources and legal.

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

Retail Expansion

Significant amounts of cash will be needed in order to open new destination retail stores and implement our retail growth strategy. Depending upon the location and a variety of other factors, including store size and the amount of public improvements necessary, and based upon our prior experience, opening a single large-format destination retail store will require expenditures in the range of $30 to $50 million. This includes the cost of real estate, site work, public improvements such as utilities and roads, buildings, equipment, fixtures (including taxidermy) and inventory.

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

The stores we opened in 2005, and a number of our stores announced for 2006 and 2007, are located closer to larger populations. We believe this will help mitigate the possible impact of gasoline price increases on our Retail sales and provide additional convenience for our customers.

At the end of the first fiscal quarter we operated fourteen destination retail stores. During fiscal 2005, we increased our total retail square footage by 59% to 2,097,840 total square feet with the opening of four new destination retail stores. For fiscal 2006, we currently plan to open four new destination retail stores which will add approximately 583,000 square feet, or 27.8%, to our retail square footage in fiscal 2006.

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

Our critical accounting policies and use of estimates are discussed in our 2005 Form 10-K, as filed with the SEC, and should be read in conjunction with the annual financial statements and notes included in our 2005 Form 10-K.

Results of Operations

Our first fiscal quarter ends on the Saturday closest to March 31. The three months ended April 1, 2006 and April 2, 2005 each consisted of 13 weeks. Our operating results for the three months ended April 1, 2006 and April 2, 2005, expressed as a percentage of revenue, were as follows:

	Three months ended
	April 1, 2006	April 2, 2005

Revenue	100.0%	100.0%
Cost of revenue	59.9%	60.9%
Gross profit	40.1%	39.1%

Selling, general and administrative expenses	36.6%	36.0%
Operating income	3.5%	3.1%
Interest income	0.1%	0.1%
Interest expense	(0.8)%	(0.6)%
Other income (net)	0.7%	0.8%
Total other income/(expense)	0.0%	0.3%
Income before provision for income taxes	3.5%	3.4%
Income tax expense	1.3%	1.2%
Net income	2.2%	2.2%

Segment Information

    On March 22, 2006, we changed the fee structure between our Financial Services segment and our other segments to more appropriately reflect current market conditions. This change was effective January 1, 2006. This updated fee structure includes (1) an increase in the fee paid by the Financial Services segment for originating a new credit card account, (2) an increase in the amount that the Financial Services segment pays for rewards earned by its cardholders and (3) an additional fee paid by the Financial Services segment for marketing equal to the amount by which the profitability of the Financial Services segment exceeds a 2% pre-tax return on the Financial Services segment’s average managed credit card loans. The segment information presented in this Form 10-Q reflects this change as if it had taken place in all periods presented. The following table sets forth the revenue and operating income of each of our segments for the three months ended April 1, 2006 and April 2, 2005.

	Three months ended
	April 1, 2006	April 2, 2005
	(Dollars in thousands)
Direct revenue	$228,871	$230,739
Retail revenue	145,343	97,134
Financial services revenue	28,534	20,538
Other revenue	2,057	2,178
Total revenue	$404,805	$350,589

Direct operating income	$33,004	$31,350
Retail operating income	12,736	6,756
Financial services operating income	7,035	5,218
Other operating income (loss)	(38,572)	(32,301)
Total operating income	$14,203	$11,023

As a Percentage of Total Revenue:
Direct revenue	56.5%	65.8%
Retail revenue	35.9%	27.7%
Financial services revenue	7.1%	5.9%
Other revenue	0.5%	0.6%
Total revenue	100.0%	100.0%

As a Percentage of Segment Revenue:
Direct operating income	14.4%	13.6%
Retail operating income	8.8%	7.0%
Financial services operating income	24.7%	25.4%
Total operating income (1)	3.5%	3.1%

(1)
The percentage set forth is a percentage of consolidated revenue rather than revenue by segment as it is based upon our consolidated operating income. A separate line item is not included for Other operating income as this amount is reflected in the total operating income amount, which reflects our consolidated operating results.

For credit card loans securitized and sold, the loans are removed from our balance sheet and the net earnings on these securitized assets after paying outside investors are reflected as a component of our securitization income on a GAAP basis. The following table summarizes the results of our Financial Services segment for the three months ended April 1, 2006 and April 2, 2005 on a GAAP basis with interest and fee income, interest expense and provision for loan losses for the credit card loans receivable we own reported in net interest income. Non-interest income on a GAAP basis includes servicing income, gains on sales of loans and income recognized on our retained interests for the entire securitized portfolio, as well as, interchange income on the entire managed portfolio.

Financial Services Revenue as reported	Three months ended
in the Financial Statements:	April 1, 2006	April 2, 2005
	(Dollars in thousands)
Interest and fee income	$6,485	$4,105

Interest expense	(1,127)	(823)
Net interest income	5,358	3,282

Non-interest income:
Securitization income (1)	33,719	25,783
Other non-interest income	8,711	7,434
Total non-interest income	42,430	33,217
Less: Customer rewards costs	(19,254)	(15,961)

Financial Services revenue	$28,534	$20,538

(1)
For the three months ended April 1, 2006 and April 2, 2005, we recognized gains on sale of credit card loans of $4.1 million and $3.9 million, respectively, which are reflected as a component of securitization income.

Our “managed” credit card loans represent credit card loans receivable we own plus securitized credit card loans. Since the financial performance of the managed portfolio has a significant impact on the earnings we will receive from servicing the portfolio, we believe the following table on a “managed” basis is important information to analyze our revenue in the Financial Services segment. This non-GAAP presentation reflects the financial performance of the credit card loans receivable we own plus those that have been sold for the three months ended April 1, 2006 and April 2, 2005 and includes the effect of recording the retained interest at fair value. Interest income, interchange income (net of customer rewards) and fee income on both the owned and securitized portfolio are recorded in their respective line items. Interest paid to outside investors on the securitized credit card loans is included with other interest costs and included in interest expense. Credit losses on the entire managed portfolio are included in provision for loan losses. Although our financial statements are not presented in this manner, management reviews the performance of its managed portfolio in order to evaluate the effectiveness of its origination and collection activities, which ultimately affects the income we will receive for servicing the portfolio. The securitization of credit card loans primarily converts interest income, interchange income, credit card fees, credit losses and other income and expense related to the securitized loans into securitization income.

Managed Financial Services Revenue:	Three months ended
	April 1, 2006	April 2, 2005
	(Dollars in thousands except other data)
Interest income	$32,914	$22,869
Interchange income, net of customer reward costs	11,104	7,311
Other fee income	5,163	4,583
Interest expense	(14,027)	(8,683)
Provision for loan losses	(5,862)	(5,335)
Other	(758)	(207)
Managed Financial Services revenue	$28,534	$20,538

As a Percentage of Managed Credit Card Loans
Managed Financial Services Revenue:
Interest income	10.5%	9.1%
Interchange income, net of customer reward costs	3.5%	2.9%
Other fee income	1.7%	1.9%
Interest expense	(4.5)%	(3.5)%
Provision for loan losses	(1.9)%	(2.1)%
Other	(0.2)%	(0.1)%
Managed Financial Services revenue	9.1%	8.2%

Average reported credit card loans	$122,860	$99,260
Average managed credit card loans	$1,253,948	$1,006,261

Three Months Ended April 1, 2006 Compared to Three Months Ended April 2, 2005

Revenue

Revenue increased by $54.2 million, or 15.5%, to $404.8 million in the three months ended April 1, 2006 from $350.6 million in the three months ended April 2, 2005 as we experienced revenue growth in our Retail and Financial Services segments.

Direct Revenue. Direct revenue decreased by $1.8 million, or 0.8%, to $228.9 million in the three months ended April 1, 2006 from $230.7 million in the three months ended April 2, 2005. We had a strong promotional program in the first fiscal quarter of 2005, which we did not repeat with as deep of discount incentive in the first fiscal quarter of 2006. This change in strategy increased our gross profit in the Direct segment but temporarily constrained our revenue growth. Internet visits increased 38.3% in the three months ended April 1, 2006 compared to the three months ended April 2, 2005 as we continue to utilize marketing programs and search optimization programs to increase traffic to our website. The product categories that contributed the largest dollar volume increases to our Direct revenue in the three months ended April 1, 2006 as compared to the three months ended April 2, 2005 included gifts, camping gear and hunting equipment.

Retail Revenue. Retail revenue increased by $48.2 million, or 49.6%, to $145.3 million in the three months ended April 1, 2006 from $97.1 million in the three months ended April 2, 2005 due to new store sales of $49.4 million. New store sales were partially offset by a slight decrease in comparable store sales of $0.3 million, or 0.3%, compared to the three months ended April 2, 2005. Sales at our Owatonna, Minnesota store continue to be impacted by our new store in Rogers, Minnesota, which was the primary reason our comparable store sales were down during the quarter. The product categories that contributed the largest dollar volume increases to our Retail revenue growth in the three months ended April 1, 2006 as compared to the three months ended April 2, 2005 included hunting equipment, marine products and camping gear.

Financial Services Revenue. Financial Services revenue increased by $8.0 million, or 38.9%, to $28.5 million in the three months ended April 1, 2006 from $20.5 million in the three months ended April 2, 2005. We measure the results of our Financial Services business on a managed basis as presented in the table on page 24. Interest income as measured on a managed basis increased $10.0 million. The increase in interest income is due to the increase in managed accounts and an increase in interest rates. Interchange income, net of reward costs, increased by $3.8 million. Interchange income is driven by net purchases, which increased by 22.8%, however it was offset by an increase in customer reward costs of 20.6%. The increases in interest income and interchange income were offset by an increase in interest expense of $5.3 million due to increased borrowings and an increase in interest rates. Compared to the three months ended April 2, 2005, the number of average active accounts grew by 17.9% to 810,212 and the average balance per active account grew by 5.7% to approximately $1,548.

Gross Profit

Gross profit increased by $25.3 million, or 18.4%, to $162.5 million in the three months ended April 1, 2006 from $137.2 million in the three months ended April 2, 2005. Gross profit increased 1.0% as a percentage of revenue to 40.1% in the three months ended April 1, 2006 from 39.1% in the three months ended April 2, 2005. Gross profit as a percentage of revenue increased due to an increase in our Financial Services revenue, which did not have any corresponding increase in cost of revenue, and an increase in gross profit from our merchandising business.

Merchandising Business. The gross profit of our merchandising business increased by $17.8 million, or 15.6%, to $132.3 million in the three months ended April 1, 2006 from $114.5 million in the three months ended April 2, 2005. Gross profit increased by 0.5% as a percentage of merchandise revenue to 35.4% in the three months ended April 1, 2006 from 34.9% in the three months ended April 2, 2005. The improvement in our merchandising gross profit is primarily attributable to a reduction in sales discounts of $1.4 million, or 0.4% of merchandise revenue, with the remainder attributable to better merchandising practices.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased by $22.1 million, or 17.5%, to $148.3 million in the three months ended April 1, 2006 from $126.2 million in the three months ended April 2, 2005. Selling, general and administrative expenses were 36.6% of revenue in the three months ended April 1, 2006 compared to 36.0% in the three months ended April 2, 2005. The most significant factors contributing to the increase in selling, general and administrative expenses included:

•
Selling, general and administrative expenses attributed to shared services increased by $5.7 million over the prior period primarily as a result of increases in wages and related benefits of $3.3 million. In addition, depreciation increased by $0.8 million, equipment and software costs that do not meet our capitalization policy increased by $0.8 million and contract labor increased by $0.5 million. Increases in wages and benefits were primarily due to increases in personnel in our distribution centers as our merchandise revenue continues to grow. Depreciation increased due to two system upgrades implemented by the end of 2005 when these projects were placed in service. Equipment and software costs, along with contract labor, increased due to preliminary project costs related to system upgrades that do not meet our capitalization policy. Total Other selling, general and administrative costs as a percentage of consolidated revenue increased from 9.8% to 9.9%.

•
Direct selling, general and administrative expenses decreased by $1.8 million. This was primarily due to an increase in the marketing fee paid to the Direct segment from the Financial Services segment of $3.3 million, or 1.4% of Direct revenue. Catalog production costs increased by $1.7 million, or 5.4%. Catalog costs increased to $33.2 million in the three months ended April 1, 2006 from $31.5 million in the three months ended April 2, 2005. As a percentage of Direct revenue, catalog costs increased to 14.5% in the three months ended April 1, 2006 from 13.7% in the three months ended April 2, 2005. This increase in catalog costs as a percent of our Direct revenue was due to a reduction of promotional sales lift, which was stronger in the first quarter of fiscal 2005 compared to the first quarter of fiscal 2006, and an increase in postage costs.

•
Retail selling, general and administrative expenses comprised $12.0 million of the total increase in selling, general and administrative expense. We incurred new store operating costs of $12.3 million related to our new stores, which were not open in the comparable quarter of 2005. Total selling, general and administrative expenses in our comparable store base increased by $1.5 million, or 1.6% as a percentage of comparable store sales, due to an increase in advertising. Corporate overhead costs decreased by $1.8 million, or 1.3% of Retail revenue, compared to the first quarter of fiscal 2005 due to an increase in the marketing fee paid to the Retail segment from the Financial Services segment. Pre-opening costs were flat to the prior comparative quarter.

•
Financial Services selling, general and administrative expenses comprised $6.2 million of the total increase in selling, general and administrative expense. This was primarily due to increased marketing fees of $5.1 million paid to our other segments as a result of our changed fee structure. Advertising and promotional costs increased by $1.0 million due to increases in VISA assessments and new account acquisition costs. Third party services related to our credit card processing increased by $0.3 million as the number of credit card accounts and credit card transactions increased. Postage increased by $0.3 million due to rate increases and an increase in the number of credit card accounts. These increases were offset by a decrease in bad debt expense of $0.6 million. Bad debt expense decreased due to a reduction in counterfeit fraud.

Operating Income

Operating income increased by $3.2 million, or 28.8%, to $14.2 million in the three months ended April 1, 2006 from $11.0 million in the three months ended April 2, 2005. Operating income as a percentage of revenue increased to 3.5% in the three months ended April 1, 2006 from 3.1% in the three months ended April 2, 2005. This was primarily due to expanded revenue in our Retail and Financial Services segments and the reduction of sales discounts, which had a positive impact on our gross profit margin.

Interest Expense

Interest expense increased by $1.3 million to $3.3 million in the three months ended April 1, 2006 from $2.1 million in the three months ended April 2, 2005. The increase in interest expense was primarily due to an increase in borrowing related to the issuance $215 million in unsecured notes.

Income Taxes

Our effective tax rate was 36.2% in the three months ended April 1, 2006 as compared to 35.6% in the three months ended April 2, 2005. We expect our effective tax rate to continue to increase as we open stores in new states and incur additional state income taxes.

Bank Asset Quality

We securitize a majority of our credit card loans. On a quarterly basis, we transfer eligible credit card loans into a securitization trust. We are required to own at least a minimum twenty day average of 5% of the interests in the securitization trust. Therefore, these retained loans have the same characteristics as those loans sold to outside investors. Certain accounts are ineligible for securitization because they are delinquent at the time of sales to the trust, originated from sources other than Cabela's Club credit cards and various other requirements. The total amount of ineligible loans and receivables were $17.2 million and $14.1 million at April 1, 2006 and December 31, 2005, respectively. Of the $17.2 million outstanding at April 1, 2006, $13.2 million originated from sources other than Cabela’s Club credit cards.

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

The following chart shows the percentage of our managed accounts that have been delinquent as of the ends of the periods presented.

	April 1, 2006	December 31, 2005	April 2, 2005
Number of days delinquent

Greater than 30 days	0.75%	0.67%	0.78%
Greater than 60 days	0.44%	0.38%	0.41%
Greater than 90 days	0.20%	0.16%	0.19%

Charge-offs

Gross charge-offs reflect the uncollectible principal, interest and fees on a customer's account. Recoveries reflect the amounts collected on previously charged-off accounts. Most bankcard issuers charge off accounts at 180 days. We charge off accounts on the 24th day of the month after an account becomes 115 days contractually delinquent, except in the case of cardholder bankruptcies and cardholder deaths. Cardholder bankruptcies are charged off 30 days after notification, and delinquencies caused by cardholder deaths are charged off on the 24th day of the month after an account is 60 days contractually delinquent. As a result, our charge-off rates are not directly comparable to other participants in the bankcard industry. Our charge-off activity for the managed portfolio for the three months ended April 1, 2006 and April 2, 2005 is summarized below:

	Three months ended
	April 1, 2006	April 2, 2005
	(Dollars in thousands)
Gross charge-offs	$6,732	$6,502
Less: Recoveries	(1,108)	(1,177)
Net charge-offs	5,624	5,325
Net charge-offs as a percentage of average managed loans	1.79%	2.12%

Liquidity and Capital Resources
Overview

Our merchandising business and our Financial Services segment have significantly different liquidity and capital needs. The primary cash requirements of our merchandising business relate to capital for new destination retail stores, purchases of economic development bonds related to the development of new destination retail stores, purchase of inventory, investments in our management information systems and other infrastructure, and other general working capital needs. We historically have met these requirements by generating cash from our merchandising business operations, borrowing under revolving credit facilities, issuing debt and equity securities, obtaining economic development grants from state and local governments in connection with developing our destination retail stores, collecting principal and interest payments on our economic development bonds and from the retirement of economic development bonds. The cash flow we generate from our merchandising business is seasonal, with our peak cash requirements for inventory occurring between May and November. While we have consistently generated overall positive annual cash flow from our operating activities, other sources of liquidity are generally required by our merchandising business during these peak cash use periods. These sources historically have included short-term borrowings under our revolving credit facility and access to debt markets, such as the private placement of long-term debt securities we completed in February 2006. While we generally have been able to manage our cash needs during peak periods, if any disruption occurred to our funding sources, or if we underestimated our cash needs, we would be unable to purchase inventory and otherwise conduct our merchandising business to its maximum effectiveness, which would result in reduced revenue and profits.

The primary cash requirements of our Financial Services segment relate to the generation of credit card loans and the purchase of points used in the Cabela’s Club VISA customer loyalty rewards program from our merchandising business. The bank obtains funds for these purposes through various financing activities, which include engaging in securitization transactions, borrowing under federal funds bank credit facilities, selling certificates of deposit and generating cash from operations. Our bank’s charter is limited to issuing credit cards and selling brokered certificates of deposit of $100,000 or more, and it does not accept demand deposits or make non-credit card loans. Consequently, our bank cannot lend money to Cabela’s Incorporated or our other affiliates. The bank is subject to capital requirements imposed by Nebraska banking law and the VISA membership rules, and its ability to pay dividends is limited by Nebraska and federal banking law.

We believe that we will have sufficient capital available from current cash on hand, operations, additional monetization of our economic development bonds, our revolving credit facility and other borrowing sources, including the private placement of debt we completed in February 2006, to fund our existing operations and growth plan for the next twelve to eighteen months.

Operating, Investing and Financing activities

Cash used by operating activities was $171.1 million in the three months ended April 1, 2006 as compared with $123.0 million in the three months ended April 2, 2005. The $48.1 million increase in cash used by operating activities was due to an increase in cash used for accounts payable of $56.4 million, an increase in cash used for gift certificates and credit card reward points of $4.4 million and an increase in cash used for accrued compensation and benefits of $4.0 million. These increases were partially offset by a reduction in cash used for inventory of $13.5 million and a reduction in cash used for prepaid expenses, primarily catalog costs, of $8.0 million. The increase in cash used for accounts payable was caused by a change in the payable to our third party processor at our bank of $26.9 million between the comparable periods. This change was due to timing of holidays close to the end of the year causing the number of days of transactions on credit cards to fluctuate. Changes in the amounts paid for inventory affected accounts payable by $18.9 million, and approximately $10.0 million of the remaining change in payables was primarily related to timing of construction bills. We opened our Rogers, Minnesota store in October 2005 compared to the opening of our Wheeling, West Virginia store in August 2004; therefore, we incurred less carryover of construction bills in the payable balance to be paid in the first quarter of 2005 as compared to the first quarter of 2006. Cash used for the redemption of gift certificates and credit card rewards increased as the increase in gift certificate purchases from the holidays were redeemed. Cash used for accrued compensation and benefits increased as the total accrued bonuses paid in March increased over the prior year. Cash used for inventory decreased by $13.5 million compared to the first three months of 2005 due in part to the effects of our new ordering system having an impact on reducing inventory levels at our stores and in part due to the timing of seasonal merchandise receipts.

Cash used in investing activities was $19.3 million in the three months ended April 1, 2006 as compared with $55.0 million in the three months ended April 2, 2005. The $35.7 million decrease in cash used for investing activities was primarily due to a $40.4 million decrease in capital expenditures, which was offset by a $3.4 million increase in purchases of marketable securities related to building our four new destination retail stores. The decrease in capital expenditures is related to the timing of our new destination retail store openings. In fiscal 2005, two of our new stores were opened in the first half of the year. In fiscal 2006, all of our new stores will be opened in the second half of the year.

Cash provided by financing activities was $200.2 million in the three months ended April 1, 2006 as compared to cash used of $25.3 million in the three months ended April 2, 2005. The $225.5 million increase in cash provided by financing activities was due to the issuance of $215.0 million of notes in a private placement in February 2006 and a reduction in cash used for financing due to a change in unpresented checks net of bank balance of $10.8 million. The change in unpresented checks net of bank balance is primarily a function of timing in when checks are processed in our accounts payable department.

As of April 1, 2006, we had material cash commitments in the amount of $147.6 million for fiscal 2006 and $204.8 million for fiscal 2007 for estimated capital expenditures and the purchase of future economic development bonds in connection with the construction and development of new destination retail stores. In addition, we are obligated to fund the remaining $14.8 million of economic development bonds and construction costs related to the expansion of our distribution center in Wheeling, West Virginia throughout fiscal 2006. We are also committed to fund $17.4 million of economic development bonds related to our fiscal 2005 stores.  When the bonds are funded we will be reimbursed for the qualifying construction costs we have incurred.

We have announced plans for retail site locations in Reno, Nevada, Gonzales, Louisiana, Hazelwood, Missouri, East Hartford, Connecticut, Adairsville, Georgia and Montreal, Canada for which material commitments were not signed as of April 1, 2006. These locations are still being negotiated and will be subject to customary conditions to closing. We expect the total cost of each of these destination retail stores, including the cost of economic development bonds, to fall in the estimated range of $30 to $50 million each. We expect to incur the majority of the costs for these locations in 2007 and 2008.

Grants and Economic Development Bonds

Grants. Under various grant programs, state or local governments provide funding for certain costs associated with developing and opening a new destination retail store. We generally have received grant funding in exchange for commitments, such as assurance of agreed employment and wage levels at our destination retail stores or that the destination retail store will remain open, made by us to the state or local government providing the funding. The commitments typically phase out over approximately five to ten years. If we fail to maintain the commitments during the applicable period, the funds we received may have to be repaid or other adverse consequences may arise, which could affect our cash flows and profitability. As of April 1, 2006 and December 31, 2005, the total amount of grant funding subject to a specific contractual remedy was $15.2 million and $16.6 million, respectively. Portions of seven of our destination retail stores, such as wildlife displays and museums, are subject to forfeiture provisions. In addition, there are 30.3 acres of undeveloped property subject to forfeiture provisions. We expect to forfeit 15.3 acres of this undeveloped property as a result of not developing or selling this property during the agreed upon period. The 15.3 acres expected to be forfeited has no basis and therefore the forfeiture will not create an income statement impact.

Economic Development Bonds. Through economic development bonds, the state or local government sells bonds to provide funding for land acquisition, readying the site, building infrastructure and related eligible expenses associated with the construction and equipping of our destination retail stores. Generally, we have been the sole purchaser of these bonds. The bond proceeds that are received by the governmental entity are then used to fund the construction and equipping of new destination retail stores and related infrastructure development. While purchasing these bonds involves an initial cash outlay by us in connection with a new store, some or all of these costs can be recaptured through the repayments of the bonds. The payments of principal and interest on the bonds are typically tied to sales, property or lodging taxes generated from the store and, in some cases, from businesses in the surrounding area, over periods which range between 20 and 30 years. In addition, some of the bonds that we have purchased may be repurchased for par value by the governmental entity prior to the maturity date of the bonds. However, the governmental entity from which we purchase the bonds is not otherwise liable for repayment of principal and interest on the bonds to the extent that the associated taxes are insufficient to pay the bonds. In one location, the bonds will become subordinated to other bonds associated with the development if we fail to continue to operate the store over a prescribed period. After purchasing the bonds, we typically carry them on our balance sheet as “available for sale” marketable securities and value them based upon management’s projections of the amount of tax revenue that will be generated to support principal and interest payments on the bonds. We have limited experience in valuing these bonds and, because of the unique features of each project, there is no independent market data for valuation of these types of bonds. If sufficient tax revenue is not generated by the subject properties, we will not receive scheduled payments and will be unable to realize the full value of the bonds carried on our balance sheet. As of April 1, 2006 and December 31, 2005, we carried $155.7 million and $144.5 million, respectively, of economic development bonds on our balance sheet.

The negotiation of these economic development arrangements has been important to our destination retail store expansion in the past, and we believe it will continue to be an important factor to our ability to execute our destination retail store expansion strategy because we believe they will allow us to avoid or recapture a portion of the costs involved with opening a new store. If similar packages are unavailable in the future or the terms are not as favorable to us, our return on investment in new stores could be adversely affected.

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

Furthermore, poor performance of our securitized credit card loans, including increased delinquencies and credit losses, lower payment rates or a decrease in excess spreads below certain thresholds, could result in a downgrade or withdrawal of the ratings on the outstanding securities issued in our securitization transactions, cause early amortization of these securities or result in higher required credit enhancement levels. This could jeopardize our ability to complete other term securitization transactions on acceptable terms, decrease our liquidity and force us to rely on other potentially more expensive funding sources, to the extent available, which would decrease our profitability. The total amount and maturities for our credit card securitizations as of April 1, 2006 were as follows:

Series	Type	Initial Amount	Certificate Rate	Expected Final
Series 2001-2	Term	$250,000	Floating	November 2006
Series 2003-1	Term	$300,000	Fixed	January 2008
Series 2003-2	Variable	$300,000	Floating	June 2006
Series 2004-I	Term	$75,000	Fixed	March 2009
Series 2004-II	Term	$175,000	Floating	March 2009
Series 2005-I	Term	$140,000	Fixed	October 2010
Series 2005-I	Term	$110,000	Floating	October 2010

Certificates of Deposit

We utilize certificates of deposit to partially finance the operating activities of our bank. Our bank issues certificates of deposit in a minimum amount of $100,000 in various maturities. As of April 1, 2006, we had $104.2 million of certificates of deposit outstanding with maturities ranging from April 2006 to June 2015 and with a weighted average effective annual fixed rate of 4.28%. Certificate of deposit borrowings are subject to regulatory capital requirements.

Credit Facility and other Indebtedness

We are party to a credit agreement that provides for a $325 million unsecured revolving credit facility and expires on June 30, 2010. During the term of the facility, we are required to pay a facility fee, which ranges from 0.100% to 0.250%. We may elect to take advances at interest rates calculated at U.S. Bank National Association’s prime rate (or, if greater, the average rate on the federal funds rate in effect for the day plus one-half of one percent) or the Eurodollar rate of interest plus a margin, which adjusts, based upon certain financial ratios achieved and ranges from 0.650% to 1.350%. The credit agreement permits the issuance of up to $150 million in letters of credit and standby letters of credit, the nominal amount of which are applied against the overall credit limit available under the revolver. The credit facility may be increased to $450 million upon our request and with the consent of the banks party to the credit agreement. There were no principal borrowings outstanding under the credit facility, and $70.1 million outstanding on letters of credit and standby letters of credit, at April 1, 2006. During the first fiscal quarter of 2006, the average principal amount outstanding on the line of credit was $12.9 million, and the weighted average interest rate on the line of credit was 5.43%. Our total remaining borrowing capacity under the credit facility as of April 1, 2006, after subtracting outstanding letters of credit and standby letters of credit of $70.1 million, was $254.9 million. The credit agreement requires that we comply with several financial and other covenants, including requirements that we maintain the following financial ratios as set forth in the credit agreement:

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

In addition, our credit agreement includes a limitation that we may not pay dividends to our stockholders in excess of 50% of our prior year's consolidated EBITDA and a provision that permits acceleration by the lenders in the event there is a "change in control." Based upon this EBITDA calculation for fiscal 2005, dividends would not be permissible in fiscal 2006 in excess of $80.3 million. Our credit agreement defines a "change in control" to mean any of the following circumstances: (a) we cease to own, directly or indirectly, 100% of the shares of each class of the voting stock or other equity interest of each other borrower that has or has had total assets in excess of $10.0 million; (b) the acquisition or ownership, directly or indirectly, beneficially or of record, by any person or group (within the meaning of the Securities Exchange Act of 1934 and the rules of the Securities and Exchange Commission there under as in effect on July 15, 2005), of equity interests representing more than 25% of the aggregate ordinary voting power represented by our issued and outstanding equity interests (other than equity interests held by Richard N. Cabela or James W. Cabela or a group controlled by Richard N. Cabela or James W. Cabela); or (c) occupation of a majority of the seats (other than vacant seats) on our board of directors by persons who were neither (i) nominated by our board of directors nor (ii) appointed by directors so nominated. Our credit agreement provides that all loans or deposits from us or any of our subsidiaries to our bank cannot exceed $75.0 million in the aggregate at any time when loans are outstanding under the revolving credit facility.

In addition to our credit facility, we have accessed the private placement debt markets. On February 27, 2006, we issued $215.0 million in unsecured notes, with principal payable in full in ten years and interest payments made semiannually at a rate of 5.99%. A closing fee of $365,000 was paid at closing. Covenants related to this agreement include the following:

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

In September 2002, we issued $125.0 million in senior unsecured notes bearing interest at a fixed rate of 4.95%, repayable in five annual installments of $25.0 million beginning on September 5, 2005. The aggregate principal balance on these notes as of April 1, 2006 was $100.0 million. These notes require that we comply with several financial and other covenants, including requirements that we maintain the following financial ratios as set forth in the note purchase agreements:

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

As of April 1, 2006, we were in compliance with all of the covenants under our credit agreement and unsecured notes. We may or may not engage in future long-term borrowing transactions to fund our operations or our growth plans. Whether or not we undertake such borrowings will depend on a variety of factors, including prevailing interest rates, our retail growth plans, our financial strength, alternative sources and costs of funding and our management's assessment of potential returns on investment that may be realized from the proceeds of such borrowings.

Off-Balance Sheet Arrangements

Operating leases - We lease various items of office equipment and buildings, all of which are recorded in our selling, general and administrative expenses.

Credit Card Limits - The bank bears off-balance sheet risk in the normal course of its business. One form of this risk is through the bank's commitment to extend credit to cardholders up to the maximum amount of their credit limits. The aggregate of such potential funding requirements totaled $7.8 billion and $7.5 billion as of April 1, 2006 and December 31, 2005, respectively, which amounts were in addition to existing balances cardholders had at such dates. These funding obligations are not included on our consolidated balance sheet. While the bank has not experienced, and does not anticipate that it will experience, a significant draw down of unfunded credit lines by customers, a significant draw down would create a cash need at the bank which likely could not be met by our available cash and funding sources. The bank has the right to reduce or cancel these available lines of credit at any time.

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

	April 1, 2006	December 31, 2005	April 2, 2005
As a percentage of total balances outstanding

Balances carrying interest rate based upon the national prime lending rate.	61.9%	58.0%	61.4%
Balances carrying an interest rate of 9.99%.	2.8%	3.0%	2.7%
Balances carrying an interest rate of 0.00%	0.1%	0.1%	0.0%
Balances not carrying interest because their previous month's balance was paid in full.	35.2%	38.9%	35.9%

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

Management has performed an interest rate gap analysis to measure the effects of the timing of the repricing of our interest sensitive assets and liabilities. Based on this analysis, we believe that if there had been an immediate 100 basis point, or 1.0%, increase in the market rates for which our assets and liabilities are indexed during the next twelve months, our projected operating results would not be materially affected. Management also has performed a projected interest rate gap analysis for the same future twelve month period to measure the effects of a change in the spread between the prime interest rate and the LIBOR interest rate. Based on this analysis, we believe that an immediate 50 basis point, or 0.5%, decrease or increase in this spread would cause a decrease or increase of $4.0 million to $4.2 million on the projected pre-tax income of our Financial Services segment over the next twelve months, which could have a material effect on our operating results.

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

Item 4.    Controls and Procedures.

Under the direction of our Chief Executive Officer and Chief Financial Officer, we evaluated our disclosure controls and procedures and internal control over financial reporting and concluded that (i) our disclosure controls and procedures were effective as of April 1, 2006, and (ii) no change in internal control over financial reporting occurred during the quarter ended April 1, 2006, that has materially affected, or is reasonably likely to materially affect, such internal control over financial reporting.

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

Item 1A.        Risk Factors.

There have been no material changes from the risk factors disclosed in the “Risk Factors” section of our Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

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

CABELA'S INCORPORATED

Dated: May 5, 2006	By:	/s/ Dennis Highby
Dennis Highby
President and Chief Executive Officer

Dated: May 5, 2006	By:	/s/ Ralph W. Castner
Ralph W. Castner
Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description

31.1	Certification of CEO Pursuant to Rule 13a-14(a) under the Exchange Act

31.2	Certification of CFO Pursuant to Rule 13a-14(a) under the Exchange Act

32	Certifications Pursuant to 18 U.S.C. Section 1350