Form 10-Q
period 2006-07-01
CABELAS INC
filed 2006-08-10
CIK 1267130

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 1, 2006
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

Common stock, $0.01 par value: 65,241,635 shares, including 8,073,205 shares of non-voting common stock, as of July 28, 2006.

CABELA’S INCORPORATED
FORM 10-Q
QUARTERLY PERIOD ENDED JULY 1, 2006

PART I - FINANCIAL INFORMATION
Item 1.     Financial Statements.

CABELA'S INCORPORATED AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS (Dollar Amounts in Thousands Except Share and Per Share Amounts) (Unaudited)
ASSETS	July 1, 2006	December 31, 2005
CURRENT ASSETS:
Cash and cash equivalents	$117,658	$86,923
Short-term investments	3,000	-
Accounts receivable, net of allowance for doubtful accounts of $1,750 at July 1, 2006 and $1,404 at December 31, 2005	30,037	35,342
Credit card loans held for sale (Note 3)	90,861	77,690
Credit card loans receivable, net of allowance of $512 at July 1, 2006 and $536 at December 31, 2005 (Note 3)	13,996	11,968
Inventories	461,805	396,635
Prepaid expenses and deferred catalog costs	43,846	42,725
Other current assets	47,633	42,744
Total current assets	808,836	694,027

PROPERTY AND EQUIPMENT, NET	544,215	459,622

OTHER ASSETS:
Land held for sale or development	8,633	12,599
Retained interests in securitized loans (Note 3)	37,972	34,465
Marketable securities	109,515	145,744
Other	18,771	19,823
Total other assets	174,891	212,631
Total assets	$1,527,942	$1,366,280

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$163,883	$162,305
Unpresented checks net of bank balance	18,769	21,652
Accrued expenses and other liabilities	46,221	55,941
Gift certificates and credit card reward points	112,112	121,120
Accrued employee compensation and benefits	31,980	60,247
Time deposits	45,159	62,683
Current maturities of long-term debt	27,704	29,049
Income taxes payable	3,466	31,477
Deferred income taxes	7,769	3,994
Total current liabilities	457,063	548,468

LONG-TERM LIABILITIES:
Long-term debt, less current maturities	310,225	90,777
Long-term time deposits	61,895	46,805
Deferred compensation	4,992	7,169
Deferred grant income	9,957	13,018
Deferred income taxes	22,971	20,190
Total long-term liabilities	410,040	177,959

COMMITMENTS AND CONTINGENCIES (Note 10)
STOCKHOLDERS’ EQUITY: (Note 7)
Common stock, $0.01 par value:
Class A Voting, 245,000,000 shares authorized; 57,150,080 and 56,691,249 shares issued and outstanding at July 1, 2006 and December 31, 2005, respectively	572	568
Class B Non-voting, 245,000,000 shares authorized; 8,073,205 and 8,073,205 shares issued and outstanding at July 1, 2006 and December 31, 2005, respectively	80	80
Preferred stock, 10,000,000 shares authorized, no shares issued or outstanding	-	-
Additional paid-in capital	244,016	239,868
Retained earnings	416,802	399,363
Accumulated other comprehensive income (loss)	(631)	(26)
Total stockholders’ equity	660,839	639,853
Total liabilities and stockholders’ equity	$1,527,942	$1,366,280
See notes to unaudited condensed consolidated financial statements.

CABELA'S INCORPORATED AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Dollar Amounts in Thousands Except Per Share and Share Amounts) (Unaudited)
	Three months ended		Six months ended
	July 1, 2006	July 2, 2005	July 1, 2006	July 2, 2005
REVENUE:
Merchandise sales	$346,458	$294,086	$720,672	$621,958
Financial services revenue	33,020	27,357	61,554	47,895
Other revenue	7,785	22,429	9,842	24,608
Total revenue	387,263	343,872	792,068	694,461

COST OF REVENUE:
Cost of merchandise sales	226,449	188,848	468,332	402,217
Cost of other revenue	3,070	19,864	3,476	19,856
Total cost of revenue (exclusive of depreciation and amortization)	229,519	208,712	471,808	422,073

GROSS PROFIT	157,744	135,160	320,260	272,388
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	143,199	126,338	291,512	252,543
OPERATING INCOME	14,545	8,822	28,748	19,845

OTHER INCOME (EXPENSE):
Interest income	936	16	1,337	450
Interest expense	(4,791)	(2,435)	(8,135)	(4,505)
Other income, net	2,623	2,939	5,600	5,612
	(1,232)	520	(1,198)	1,557

INCOME BEFORE PROVISION FOR INCOME TAXES	13,313	9,342	27,550	21,402

INCOME TAX EXPENSE	4,957	3,326	10,111	7,619

NET INCOME	$8,356	$6,016	$17,439	$13,783

EARNINGS PER SHARE:
Basic	$0.13	$0.09	$0.27	$0.21

Diluted	$0.13	$0.09	$0.26	$0.21

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	65,201,266	64,648,768	65,135,553	64,618,424

Diluted	66,401,158	66,267,571	66,422,914	66,282,574

See notes to unaudited condensed consolidated financial statements.

CABELA’S INCORPORATED AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Dollar Amounts in Thousands) (Unaudited)
	Six months ended
	July 1, 2006	July 2, 2005 As Restated (Note 14)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$17,439	$13,783
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation	20,189	15,621
Amortization	445	564
Stock based compensation	1,564	470
Deferred income taxes	6,907	736
Other	1,626	883
Change in operating assets and liabilities:
Accounts receivable	3,370	3,338
Origination of credit card loans held for sale, net of collections	(13,171)	4,556
Retained interests	(2,257)	(3,089)
Inventories	(65,170)	(98,014)
Prepaid expenses and deferred catalog costs	(1,117)	(5,426)
Other current assets	(4,957)	(7,279)
Land held for sale or development	2,999	7,626
Accounts payable (Note 12)	(30,311)	13,453
Accrued expenses and other liabilities	(10,378)	(12,481)
Gift certificates and credit card reward points	(9,008)	(4,326)
Accrued compensation and benefits	(28,267)	(22,748)
Income taxes payable	(28,018)	(12,195)
Deferred grant income	(608)	(328)
Deferred compensation	(2,177)	1,233
Net cash flows from operating activities	(140,900)	(103,623)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures (Note 12)	(67,999)	(113,994)
Purchases of marketable securities	(16,727)	(19,525)
Retirement of marketable securities	53,000	-
Purchases of short-term investments	(131,225)	(21,000)
Sales or maturities of short-term investments	128,225	145,250
Change in credit card loans receivable	(2,221)	(3,111)
Change in cash reserves for retained interests	(1,250)	750
Maturities of marketable securities	765	1,828
Other, net	9	584
Net cash flows from investing activities	(37,423)	(9,218)

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances on lines of credit	142,630	149,713
Payments on lines of credit	(142,855)	(47,713)
Change in unpresented checks net of bank balance	(2,883)	(20,709)
Proceeds from issuance of long-term debt	215,000	-
Payments on long-term debt	(2,546)	(1,944)
Change in time deposits, net	(2,434)	(20,752)
Other, net	(449)	-
Excess tax benefits from exercise of stock options	271	-
Proceeds from exercise of employee stock options and stock purchase plan	2,324	1,380
Net cash flows from financing activities	209,058	59,975

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	30,735	(52,866)

CASH AND CASH EQUIVALENTS, Beginning of Period	86,923	123,934

CASH AND CASH EQUIVALENTS, End of Period	$117,658	$71,068

See notes to unaudited condensed consolidated financial statements.

CABELA’S INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollar Amounts in Thousands Except Share and Per Share Amounts)
(Unaudited)

1.  MANAGEMENT REPRESENTATIONS

The condensed consolidated financial statements included herein are unaudited and have been prepared by Cabela’s Incorporated and its wholly-owned subsidiaries (the “Company”) pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. The consolidated balance sheet of the Company as of December 31, 2005, was derived from the Company’s audited consolidated balance sheet as of that date. All other consolidated financial statements contained herein are unaudited and reflect all adjustments which are, in the opinion of management, necessary to summarize fairly the financial position of the Company and the results of the Company’s operations and cash flows for the periods presented. All of these adjustments are of a normal recurring nature. All significant intercompany balances and transactions have been eliminated in consolidation. Because of the seasonal nature of the Company’s operations, results of operations of any single reporting period should not be considered as indicative of results for a full year. These consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the fiscal year ended 2005.

Reclassifications - Certain reclassifications have been made to prior year financial statements and the notes to conform to the current year presentation. The Company has reclassified a portion of the retained interest of $3,089 related to its Financial Services business from investing activities to operating activities in the statement of cash flows for the six months ended July 2, 2005. This change did not impact the total net (decrease) increase in cash and cash equivalents. There were no covenant calculations affected by this change in the presentation of the Company’s cash flow statement line items. The amount was deemed to be immaterial to the Company’s financial statements.

Recast - On March 22, 2006, the Company changed the manner in which it reports and evaluates segment information. The Company changed the fee structure between its Financial Services segment and the Company’s other segments to more appropriately reflect current market conditions. This change was effective January 1, 2006. As required by Statement of Financial Accounting Standards No. 131 (“Statement 131”), consolidated financial statements issued by the Company in the future will reflect modifications to its reportable segments resulting from these changes, including recasting all comparative prior period segment information. Accordingly, in this Form 10-Q, the Company is providing the required recast segment information related to prior periods.

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

In March 2004, the Company adopted the Cabela’s Incorporated 2004 Stock Plan (the “2004 Plan”). The 2004 Plan provides for the grant of non-qualified stock options, incentive stock options, stock appreciation rights, restricted stock, restricted stock units and other stock-based awards to employees, directors and consultants. A maximum of 2,752,500 shares, subject to adjustment in the event of a stock split, consolidation or stock dividend, of the Company’s common stock are available for awards under the 2004 Plan. Options granted under the 2004 Plan will have a term of no greater than ten years from the grant date and will become exercisable in accordance with the vesting schedule determined at the time the awards are granted. As of July 1, 2006, there were 2,701,918 shares subject to options under the 2004 Plan and 34,434 shares available for grant.

In March 2004, the Company adopted an Employee Stock Purchase Plan (the “ESPP”), under which shares of common stock are available to be purchased by the Company’s employees. The maximum number of shares of common stock available for issuance under the ESPP is 1,835,000, subject to adjustment in the event of a stock split, consolidation or stock dividend. Employees are eligible to participate in the ESPP immediately upon hire. The employee’s purchase price is 85% of the fair market value of the stock on the date of purchase. Each year, employees may purchase shares having a fair market value of up to $25,000. As of July 1, 2006, 201,136 shares had been issued under the ESPP and 1,633,864 shares were available for issuance.

The Company’s 1997 Stock Option Plan (the “1997 Plan”) provided for the granting of incentive stock options and nonqualified stock options to purchase shares of the Company’s common stock to officers, directors and key employees. As of July 1, 2006, there were 2,301,021 shares subject to options under the 1997 plan and there were no future shares available for grant under the 1997 Plan. During 2003, the Company allowed employees to exercise options prior to vesting in exchange for a call option, as provided for in the 1997 Plan. At the end of fiscal year 2005, 238,546 shares had been exercised prior to vesting. There were 18,350 shares remaining unvested as of July 1, 2006 with an estimated call value of approximately $71. These shares have been included in the tables below.

Pro forma Information for Periods Prior to the Adoption of Statement 123R:

Because the Company went public in 2004, all options granted prior to 2004 are accounted for in accordance with APB No. 25. The Company’s calculations are based on a single option valuation approach and forfeitures are recognized as they occur. The Company’s ESPP was deemed non-compensatory under the provisions of APB No. 25. Stock-based compensation costs were reflected in net income where the options granted under those plans had an exercise price that was less than the fair value of the underlying common stock on the date of grant. Previously reported amounts have not been restated.

The pro forma information for the three months and six months ended July 1, 2006 and July 2, 2005 was as follows:

	Three months ended		Six months ended
	July 1, 2006	July 2, 2005	July 1, 2006	July 2, 2005

Net income - as reported	$8,356	$6,016	$17,439	$13,783

Add: Stock based employee compensation recognized, net of tax	-	152	-	303
Deduct: Pro-forma stock-based employee compensation expense determined under fair value based method for shares granted prior to being a public Company, net of tax	(62)	-	(125)	-
Deduct: Pro-forma stock-based employee compensation expense determined under fair value based method for all shares granted as previously reported, net of tax	-	(4,730)	-	(5,428)

Net income - pro forma	$8,294	$1,438	$17,314	$8,658

Earnings per share:
Basic - as reported	$0.13	$0.09	$0.27	$0.21
Basic - proforma	$0.13	$0.02	$0.27	$0.13

Diluted - as reported	$0.13	$0.09	$0.26	$0.21
Diluted - proforma	$0.12	$0.02	$0.25	$0.13

Impact of the Adoption of Statement 123R using the modified prospective transition method beginning January 1, 2006

During the six-month period ended July 1, 2006, share-based compensation expense was recorded for awards granted since 2004 but not yet vested as of January 1, 2006. For these awards, the Company continues to recognize compensation expense using the accelerated amortization method. In May 2006, there were 884,500 awards granted. Compensation cost for awards granted after the adoption date is recognized using a straight-line amortization method.

The impact on results of continuing operations of recording share-based compensation for the three-month and six month periods ended July 1, 2006 were as follows:

	Three months ended	Six months ended
	July 1, 2006	July 1, 2006
Selling, general & administrative	$831	$1,634

Impact of Statement 123R, net of tax	$526	$1,034

Impact on consolidated net income per share:
Basic	$0.01	$0.02
Diluted	$0.01	$0.02

There was no share-based compensation capitalized in assets as of July 1, 2006. On January 6, 2006, a modification of shares resulted in a charge to compensation expense of $239 under Statement 123R.

For the six months ended July 1, 2006, the excess tax benefit realized from exercised stock options and similar awards was $271. As of July 1, 2006, the total unrecognized deferred share-based compensation balance for unvested shares issued after becoming a public company, net of expected forfeitures, was approximately $6,605, net of tax, which is expected to be amortized over the next five years.

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

Valuation Assumptions

The fair value of options granted on and subsequent to May 1, 2004 was estimated on the date of the grant using the Black-Scholes option pricing model with the following weighted-average assumptions: the expected stock price volatility was 50%; the risk free interest at grant date ranged from 3.57% to 5.01% and the expected term ranged from 4.5 years to 6.0 years. Due to being a newly public company, the volatility factor was derived from using a historical volatility model as well as comparisons to peers in the Company’s market sector. In May 2006, there were 884,500 awards granted. The fair value of these awards was determined using the following assumptions: the expected stock price volatility was 50%; the risk free interest rate at grant date was 5.01% and the expected term was 6.0 years.

Share-Based Payment Award Activity

The following table summarizes equity share-based payment award activity for the six months ended July 1, 2006:

	Six months ended July 1, 2006
	Options Available for Grant	Options Outstanding	Weighted Average Exercise Price

Outstanding - beginning January 1, 2006	751,979	4,695,748	$12.36

Granted (2)	(884,500)	884,500	19.35

Exercised	-	(387,416)	5.20

Forfeited (1) (2)	166,955	(189,893)	18.56

Outstanding - ending at July 1, 2006	34,434	5,002,939	$13.91

(1)	Options forfeited under the 1997 Plan do not become available for grant under the 2004 plan.
(2)	Options forfeited under the 2004 Plan are immediately available for grant.

The stock options outstanding and exercisable for equity share-based payment awards as of July 1, 2006 were in the following exercise price ranges:

Options Outstanding				Options Exercisable
Exercise Price	Shares	Weighted Average Exercise Price	Average Remaining Contractual Life	Shares	Weighted Average Exercise Price

$0.00 to $5.00	470,677	$ 3.86	1.7 years	312,865	$ 3.75

$5.01 to $10.00	747,777	8.24	4.8 years	265,172	8.24

$10.01 to $15.00	1,613,249	11.63	4.9 years	661,797	11.63

$15.01 to $20.00	2,165,236	19.73	9.0 years	916,506	19.99

$20.01 to $25.00	2,000	21.77	8.5 years	2,000	21.77

$25.01 to $30.00	4,000	27.26	8.1 years	4,000	27.26

	5,002,939	$ 13.91	6.4 years	2,162,340	$ 13.66

The aggregate intrinsic value of awards exercised during the six months ended July 1, 2006 was $2,799. The total number of in-the-money awards exercisable as of July 1, 2006 was approximately 1,247,834. Based on the Company’s closing stock price of $19.26 as of July 1, 2006, the aggregate pre-tax intrinsic value that would have been received by award holders had all award holders exercised their vested awards that were in-the-money was $12,820.

3.  SALE OF CREDIT CARD LOANS

The Company’s wholly-owned bank subsidiary, World’s Foremost Bank (“WFB”), sells a substantial portion of its credit card loans. WFB has established a master trust (the “Trust”) for the purpose of routinely selling and securitizing credit card loans. WFB retains the servicing and certain other interests, including interest-only strips, cash reserve accounts and Class B certificates. During the three months and six months ended July 1, 2006 and July 2, 2005, WFB recognized gains on sale of $4,601, $3,796, $8,678 and $7,711, respectively, which are reflected as a component of credit card securitization income.

Retained Interests:

Retained interests in securitized loans, which are carried at fair value, consisted of the following at July 1, 2006 and December 31, 2005:

	July 1, 2006	December 31, 2005

Cash reserve account	$18,379	$16,495
Interest-only strip	17,360	15,567
Class B certificates	2,233	2,403

	$37,972	$34,465

Credit card loans held for sale and credit card loans receivable consisted of the following at July 1, 2006 and December 31, 2005:

	July 1, 2006	December 31, 2005
Composition of credit card loans held for sale and credit card loans receivable:
Loans serviced	$1,342,182	$1,340,820
Loans securitized and sold to outside investors	(1,233,000)	(1,247,000)
Securitized receivables with certificates owned by WFB which are classified as retained interests	(2,233)	(2,403)
	106,949	91,417

Less adjustment to market value and allowance for loan losses	(2,092)	(1,759)

Total	$104,857	$89,658

Delinquent loans in the managed credit card loan portfolio at July 1, 2006 and December 31, 2005:
30-89 days	$7,405	$6,856
90 days or more and still accruing	$2,282	$2,176

	Three months ended		Six months ended
	July 1, 2006	July 2, 2005	July 1, 2006	July 2, 2005
Total net charge-offs on the managed credit card loan portfolio for the three months and six months ended July 1, 2006 and July 2, 2005	$5,920	$5,833	$11,544	$11,158

Average credit card loans:
Managed credit card loans	$1,295,131	$1,038,465	$1,274,653	$1,022,452

Securitized credit card loans including seller's interest	$1,266,384	1,020,025	$1,244,237	$1,004,472

Total net charge-offs as an annualized percentage of average managed credit card loans	1.83%	2.25%	1.81%	2.18%

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

The Company is party to a credit agreement that provides for a $325,000 unsecured revolving credit facility that expires on June 30, 2010. The credit agreement permits the issuance of up to $150,000 in letters of credit and standby letters of credit, the nominal amount of which are applied against the overall credit limit available under the revolver. There were no principal amounts outstanding on the line of credit, and $68,446 outstanding on letters of credit and standby letters of credit, as of July 1, 2006. During the first six months of fiscal 2006, the average principal amount outstanding on the line of credit was $6,471, and the weighted average interest rate of borrowings on the line of credit was 5.43%.

The Company is party to inventory financing agreements that allow certain vendors providing boat merchandise to give the Company extended payment terms. The vendors are responsible for all interest payments for the financing period and the financing company holds a security interest in the specific boat inventory held by the Company. The Company’s revolving credit facility limits this security interest to $20,000. The Company records this boat merchandise in inventory with an offsetting liability in accounts payable. The loans and payments are reflected in the financing lines of credit in the Company’s cash flow statement. The extended payment terms to the vendor do not exceed one year. The outstanding liability was $1,218 as of July 1, 2006.

WFB is party to an unsecured Federal Funds Sales Agreement with a financial institution. All federal funds transactions are on a daily origination and return basis. Daily interest charges are determined based on mutual agreement by the parties. The maximum amount of funds which can be borrowed is $25,000. There were no amounts outstanding as of July 1, 2006.

WFB is party to an unsecured Federal Funds Line of Credit agreement with a financial institution. The maximum amount of funds which can be borrowed is $40,000. The interest rate for the line of credit is based on the current federal funds rate. There were no amounts outstanding as of July 1, 2006.

The Company amended and restated the lease agreement for its distribution facility in Wheeling, West Virginia on April 26, 2005. The building was expanded, doubling its size. The new amended lease term began on July 1, 2006 and extended the original term to June 2036. The monthly installments were increased to $83, and the lease contains a bargain purchase option at the end of the lease term. The Company is accounting for this lease as a capital lease and has recorded the additional leased asset at the present value of the future minimum lease payments using a 5.9% implicit rate. The additional leased asset was recorded at $5,649 and is being amortized on a straight-line basis over 30 years.

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

Hedges of anticipated inventory purchases are designated as cash flow hedges. The gains and losses associated with these hedges are deferred in accumulated other comprehensive income/(loss) until the anticipated transaction is consummated and are recognized in the statement of income in the same period during which the hedged transactions affect earnings. Gains and losses on foreign currency derivatives for which the Company has not elected hedge accounting are recorded immediately in earnings. For the three months and six months ended July 1, 2006 there was no ineffectiveness associated with the Company’s foreign currency derivatives designated as cash flow hedges.

Generally, the Company hedges a portion of its anticipated inventory purchases for periods up to twelve months. As of July 1, 2006, the Company had hedged certain portions of its anticipated inventory purchases through August 2006.

The fair value of foreign currency derivative assets or liabilities is recognized within other current assets or other current liabilities. As of July 1, 2006 and December 31, 2005, the fair value of foreign currency derivative assets was $10 and $0, respectively, and the fair value of foreign currency derivative liabilities was $0 and $11, respectively.

As of July 1, 2006 and December 31, 2005, the net deferred gain/(loss) recognized in accumulated other comprehensive income/(loss) was $4 and $(158), net of tax, respectively. The Company anticipates a gain of $6, net of tax, will be transferred out of accumulated other comprehensive income and recognized within earnings over the next twelve months. Gains or losses of $(4), $55, $(7) and $(7), net of tax, were transferred from accumulated other comprehensive income into cost of revenues for the three months and six months ended July 1, 2006 and July 2, 2005, respectively.

Interest Rate Management - On February 4, 2003, in connection with the Series 2003-1 term securitization, the Trust entered into a $300,000 notional swap agreement in order to manage interest rate exposure. The exposure is related to changes in cash flows from funding credit card loans, which include a high percentage of accounts with floating rate obligations that do not incur monthly finance charges. The swap converts the interest rate on the investor bonds from a floating rate basis with a spread over a benchmark note to a fixed rate of 3.699%. Since the Trust is not consolidated, the fair value of the swap is not reflected on the financial statements. Additionally, the Company entered into a swap with similar terms with the counter-party whereby the notional amount is zero unless the notional amount of the Trust’s swap falls below $300,000. The Company has not elected to designate this derivative as a hedge and, therefore, the derivative is marked to market through the statement of income. As of July 1, 2006, market value was determined to be zero. WFB pays Cabela’s a fee for the credit enhancement provided by this swap, which was $152, $152, $302 and $302 for the three months and six months ended July 1, 2006 and July 2, 2005, respectively.

6.  EARNINGS PER SHARE

Basic earnings per share (“EPS”) is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is computed by dividing net income by the sum of the weighted average number of shares outstanding plus all additional common shares that would have been outstanding if potentially dilutive common share equivalents had been issued. Options exercised prior to vesting have not been considered in the basic EPS calculation, but are considered in the computation of diluted EPS. There were 2,169,236 amd 6,000 options outstanding that were considered anti-dilutive for the three months and six months ended July 1, 2006 and July 2, 2005, respectively. The following table reconciles the number of shares utilized in the earnings per share calculations:

	Three months ended		Six months ended
	July 1, 2006	July 2, 2005	July 1, 2006	July 2, 2005
Weighted average number of shares:
Common shares - basic	65,201,266	64,648,768	65,135,553	64,618,424
Effect of dilutive securities:
Stock options	1,199,892	1,618,803	1,287,361	1,664,150

Common shares - diluted	66,401,158	66,267,571	66,422,914	66,282,574

7.  STOCKHOLDERS’ EQUITY

The authorized capital stock of the Company consists of 245,000,000 shares of Class A voting common stock, par value $0.01 per share; 245,000,000 shares of Class B non-voting common stock, par value $0.01 per share; and 10,000,000 shares of preferred stock, par value $0.01 per share. As of July 1, 2006, there were 57,168,430 shares of Class A voting common stock outstanding, including 18,350 shares of unvested early exercised options, and 8,073,205 shares of Class B non-voting common stock outstanding.

8.  COMPREHENSIVE INCOME

	Three months ended		Six months ended
	July 1, 2006	July 2, 2005	July 1, 2006	July 2, 2005

Net income	$8,356	$6,016	$17,439	$13,783

Change in net unrealized holding gain or (loss) on marketable securities, net of tax of $(91) and $30 for the three month periods and $(361) and $(60) for the six month periods ended July 1, 2006 and July 2, 2005, respectively.	(157)	55	(633)	(108)

Less: adjustment for net realized gain or (loss) on marketable securities, net of tax of $5 and $(8) for the three month periods and $9 and $(17) for the six month periods ended July 1, 2006 and July 2, 2005, respectively.	9	(16)	15	(33)

Change in net unrealized holding gain or (loss) on derivatives, net of tax of $5 and $(74) for the three month periods and $12 and $(120) for the six month periods ended July 1, 2006 and July 2, 2005, respectively.	8	(134)	20	(217)

Less: adjustment for reclassification of derivative included in net income, net of tax of $(2) and $30 for the three month periods and $(4) and $(4) for the six month periods ended July 1, 2006 and July 2, 2005, respectively.	(4)	55	(7)	(7)

Comprehensive income	$8,212	$5,976	$16,834	$13,418

9.  RELATED PARTY TRANSACTIONS

The Company entered into an employee lease agreement with an affiliate of the Company’s Board Chairman dated January 1, 2005, pursuant to which such affiliate leases the services of certain Company employees. In the three months and six months ended July 1, 2006 and July 2, 2005, total reimbursements for these expenses were $80, $81, $152 and $152, respectively.

10.    CONTINGENCIES

Litigation - The Company is engaged in various legal actions arising in the ordinary course of business. After taking into consideration the evaluation of such actions by legal counsel, management is of the opinion that the ultimate outcome will not have a material adverse effect on the Company’s financial position, results of operations or liquidity.

Self-Insurance - The Company is self-insured for health claims up to $300 per individual. A liability of $3,931 and $4,201 has been estimated and recorded as of July 1, 2006, and December 31, 2005, respectively, for those claims submitted and for those incurred prior to the end of the quarter but not yet reported.

The Company is also self-insured for workers’ compensation claims up to $500 per individual. A liability of $2,877 and $2,533 has been estimated and recorded at July 1, 2006 and December 31, 2005, respectively, for those claims submitted and for those incurred prior to the end of the quarter but not yet reported.

The Company’s liabilities for health and workers’ compensation claims incurred but not reported are based upon internally developed calculations. These estimates are regularly evaluated for adequacy based on the most current information available, including historical claim payments, expected trends and industry factors.

11.  SEGMENT REPORTING

The Company has three reportable segments, Direct, Retail and Financial Services. The Direct segment sells products through direct-mail catalogs and an e-commerce website (Cabelas.com); the Retail segment consists of destination retail stores in various sizes and formats; and the Financial Services segment issues co-branded credit cards. The reconciling amount or Other segment is primarily made up of land sales, employee discounts, corporate overhead and shared services. The Company’s executive management, being its chief operating decision makers, assesses the performance of each operating segment based on an operating income measure, which is net revenue less merchandise acquisition costs and certain directly identifiable and allocable operating costs as described below. For the Direct segment, these operating costs primarily consist of catalog costs, e-commerce advertising costs and order processing costs. For the Retail segment, these operating costs primarily consist of labor, advertising, depreciation and occupancy costs of destination retail stores. For the Financial Services segment, operating costs primarily consist of advertising and marketing, third party services for processing credit card transactions, salaries and wages and other general and administrative costs. Corporate and other expenses consist of unallocated shared-service costs, general and administrative expenses, various small companies such as real estate development, travel and lodging, which are not aggregated with the other segments, and eliminations. Unallocated shared-service costs include receiving, distribution and storage costs of our inventory, merchandising and quality assurance costs, as well as corporate headquarters occupancy costs. General and administrative expenses include costs associated with general corporate management and shared departmental services such as management information systems, finance, human resources and legal.

Segment assets are those directly used in or clearly allocable to an operating segment’s operations. For the Direct segment, these assets primarily include prepaid catalog costs, fixed assets and goodwill. Goodwill makes up $970 of assets in the Direct segment. For the Retail segment, these assets primarily include inventory in the stores, land, buildings, fixtures and leasehold improvements. For the Financial Services segment, these assets primarily include cash, credit card loans, buildings and fixtures. Corporate and other assets include corporate headquarters, merchandise inventory, and shared technology infrastructure as well as corporate cash and cash equivalents, prepaid expenses and $428 of investment in an equity method investee. Segment depreciation and amortization are correspondingly allocated to each segment. Corporate and other depreciation and amortization and capital expenditures are related to corporate headquarters, merchandise distribution and technology infrastructure. Unallocated assets include corporate cash and equivalents, inventory for our Retail or Direct segment entities, the net book value of corporate facilities and related information systems, deferred income taxes and other corporate long-lived assets. The accounting policies of the segments, where applicable, are the same as those described in the summary of significant accounting policies in the annual financial statements. Intercompany revenue between the segments has been eliminated in the consolidations.

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

Three months ended July 1, 2006	Direct	Retail	Financial Services	Corporate Overhead and Other	Total

Revenue from external	$194,658	$150,969	$33,172	$8,464	$387,263
Revenue from internal	351	480	(152)	(679)	-
Total revenue	195,009	151,449	33,020	7,785	387,263

Operating income (loss)	28,689	16,504	7,091	(37,739)	14,545
As a % of revenue	14.7%	10.9%	21.5%	N/A	3.8%

Depreciation and amortization	1,103	4,205	221	4,986	10,515
Assets	390,752	528,310	248,910	359,970	1,527,942

Three months ended July 2, 2005	Direct	Retail	Financial Services	Corporate Overhead and Other	Total

Revenue from external	$184,170	$109,239	$27,509	$22,954	$343,872
Revenue from internal	283	394	(152)	(525)	-
Total revenue	184,453	109,633	27,357	22,429	343,872

Operating income (loss)	29,657	9,387	5,444	(35,666)	8,822
As a % of revenue	16.1%	8.6%	19.9%	N/A	2.6%

Depreciation and amortization	1,358	2,741	243	3,720	8,062
Assets	294,459	456,289	204,249	356,127	1,311,124

Six months ended July 1, 2006	Direct	Retail	Financial Services	Corporate Overhead and Other	Total

Revenue from external	$423,103	$295,894	$61,856	$11,215	$792,068
Revenue from internal	777	898	(302)	(1,373)	-
Total revenue	423,880	296,792	61,554	9,842	792,068

Operating income (loss)	61,693	29,240	14,126	(76,311)	28,748
As a % of revenue	14.6%	9.9%	22.9%	N/A	3.6%

Depreciation and amortization	2,234	8,417	441	9,542	20,634
Assets	390,752	528,310	248,910	359,970	1,527,942

Six months ended July 2, 2005	Direct	Retail	Financial Services	Corporate Overhead and Other	Total

Revenue from external	$414,529	$206,007	$48,197	$25,728	$694,461
Revenue from internal	663	759	(302)	(1,120)	-
Total revenue	415,192	206,766	47,895	24,608	694,461

Operating income (loss)	61,007	16,143	10,662	(67,967)	19,845
As a % of revenue	14.7%	7.8%	22.3%	N/A	2.9%

Depreciation and amortization	2,798	5,326	616	7,445	16,185
Assets	294,459	456,289	204,249	356,127	1,311,124

The components and amounts of net revenues for our Financial Services segment for the three months and six months ended July 1, 2006 and July 2, 2005 were as follows:

	Three months ended		Six months ended
	July 1, 2006	July 2, 2005	July 1, 2006	July 2, 2005

Interest and fee income	$4,503	$4,445	$10,988	$8,550

Interest expense	(1,174)	(790)	(2,301)	(1,613)
Net interest income	3,329	3,655	8,687	6,937

Non-interest income:
Securitization income	42,061	33,136	75,780	58,919
Other non-interest income	9,370	7,137	18,081	14,571
Total non-interest income	51,431	40,273	93,861	73,490
Less: Customer reward costs	(21,740)	(16,571)	(40,994)	(32,532)

Financial services revenue	$33,020	$27,357	$61,554	$47,895

The Company’s products are principally marketed to individuals within the United States. Net sales realized from other geographic markets, primarily Canada, were collectively less than 2% of consolidated net sales in each reported period. No single customer accounted for ten percent or more of consolidated net sales. No single product or service accounts for a significant percentage of the Company’s consolidated revenue.

12.  SUPPLEMENTAL CASH FLOW INFORMATION

The following table sets forth non-cash financing and investing activities and other cash flow information.

	July 1, 2006	July 2, 2005
Non-cash financing and investing activities:
Unpaid purchases of property and equipment included in accounts payable(1)	$40,612	$46,576
Capital lease obligation	$5,649	-

	Six months ended
	July 1, 2006	July 2, 2005
Other cash flow information:
Interest paid, net of amounts capitalized of $149 and $215 in the six months ended July 1, 2006 and July 2, 2005	$5,929	$4,111
Income taxes	$30,846	$19,012

(1)	Amounts reported as unpaid purchases are recorded as purchases of property and equipment in the statement of cash flows in the period they are paid.

13.   RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

On December 16, 2004, the FASB issued “Statement No. 123 (revised 2004), Share-Based Payment” (“Statement 123R”). Statement 123R requires the Company to recognize compensation expense for stock options and discounts under employee stock purchase plans granted to employees based on the estimated fair value of the equity instrument at the time of the grant. On March 29, 2005, the SEC issued Staff Accounting Bulletin No. 107 (“SAB 107”). SAB 107 provides the staff’s views regarding the valuation of share-based payment arrangements for public companies. SAB 107 does not modify any of the conclusions or requirements of Statement 123R. On November 10, 2005, the FASB issued FSP FAS 123R-3 which “Provides a Transition Election for Calculating the APIC Pool Under Statement 123R.” Statement 123R requires companies to calculate the pool of excess tax benefits available to absorb tax deficiencies recognized subsequent to the adoption of Statement 123R (the “APIC pool”). The FASB issued FSP FAS 123R-3 to provide an elective transition alternative to calculating the APIC pool. A company may take up to one year from the later of its initial adoption of Statement 123R or November 11, 2005, to make its election. The Company is evaluating the transition method for calculating the APIC Pool.

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

In March 2006, the FASB issued Statement No. 156, “Accounting for Servicing of Financial Assets - an amendment of FASB Statement No. 140” (“Statement 156”). Statement 156 requires that an entity separately recognize a servicing asset or servicing liability when it undertakes an obligation to service a financial asset under a servicing contract in certain situations. Such servicing assets or servicing liabilities are required to be initially measured at fair value, if practicable. Statement 156 also allows an entity to choose one of two methods when subsequently measuring its servicing assets and servicing liabilities: (1) the amortization method or (2) the fair value measurement method This statement is effective as of the beginning of an entity’s first fiscal year that begins after September 15, 2006. The adoption of Statement 156 will not have an impact on the Company’s financial statements.

On May 18, 2006, the State of Texas enacted House Bill 3 (“the Bill”), which replaces the State’s current franchise tax with a “margin tax.” The margin tax is assessed at one percent of Texas-sourced taxable margin (except for retailers and wholesales, which will be assessed at 0.5 percent). Although the Bill states that the new tax is not an income tax, it has characteristics of an income tax and accordingly should be accounted for as an income tax under FASB Statement No. 109, “Accounting for Income Taxes.” The margin tax is effective for returns originally due on or after January 1, 2008. However, as required by Statement 109, all effects of a tax law change should be accounted for in the period of the law’s enactment. The impact on the Company’s effective tax rate was not material for fiscal 2006.

In the June 2006 EITF meeting the Task Force reached a consensus on Issue No. 06-3, “How Taxes Collected From Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation)”. Issue No. 06-3 concluded that entities should present taxes imposed concurrently on a specific revenue-producing transaction between a seller and a customer in the income statement, on either a gross or a net basis based on their accounting policy. Additionally, if such taxes are significant, and are presented on a gross basis, the amounts of those taxes should be disclosed. The effective date for this disclosure is for financial statements for interim and annual periods beginning after December 15, 2006.

On July 13, 2006, the FASB issued Interpretation No 48, “Accounting for Uncertainty in Income Taxes.” The interpretation establishes a “more likely than not” recognition threshold. To recognize a benefit from a tax position, a company must conclude that the position is more likely than not of being sustained upon audit based solely on the technical merits of the position. Once the recognition threshold is met, the best estimate of the amount that would be sustained on audit should be recognized. This interpretation is effective for fiscal years beginning after December 15, 2006. The Company is reviewing this interpretation and has not yet determined the impact on its financial statements.

14.  RESTATEMENT OF FINANCIAL STATEMENTS

    In preparing the Company’s unaudited condensed consolidated financial statements for the second quarter of fiscal 2006, the Company’s management determined that its historical financial statements should have presented investments held in auction-rate securities as short-term investments and not as cash equivalents, as previously reported. Auction-rate securities are highly-liquid investments that are reset through a “dutch auction” process that occurs every 7 to 49 days, depending on the terms of the individual security, however they should not be considered cash equivalents. Additionally, management determined that its statement of cash flows for the three months ended April 1, 2006 contained a mechanical error related to unpaid purchases of property and equipment included in accounts payable as well as an error related to debt issuance costs. As a result, the Company has restated the accompanying condensed consolidated statement of cash flows for the six months ended July 2, 2005.

As a result of the errors, the Company will also file as soon as practicable (i) a Form 10-Q/A for the first quarter of fiscal 2006 to restate its statements of cash flows for the three months ended April 1, 2006 and April 2, 2005, and (ii) a Form 10-K/A for the fiscal year ended December 31, 2005 to restate its balance sheet as of January 1, 2005 as well as its statements of cash flows for the fiscal years ended December 31, 2005, January 1, 2005 and January 3, 2004. These restatements did not impact the Company’s revenue, net income, total assets, stockholders’ equity or earnings per share.

    Following is a summary of the effects of the correction of the error on the Company’s statement of cash flows for the six months ended July 2, 2005.

	Six months ended July 2, 2005
Statement of Cash Flows	As previously reported	As Restated
Cash flows from Operating Activities:
Retained interests (1)	$-	$(3,089)
Net cash flows from operating activities	(100,534)	(103,623)

Cash flows from Investing Activities:
Purchases of short-term investments	$-	$(21,000)
Sales or maturities of short-term investments	-	145,250
Change in cash reserves for retained interests (1)	(2,339)	750
Net cash flows from investing activities	(136,557)	(9,218)

NET (DECREASE) INCREASE IN CASH OR CASH EQUIVALENTS	$(177,116)	$(52,866)
CASH AND CASH EQUIVALENTS, Beginning of the Period	248,184	123,934

(1)
As discussed in Note 1 to the condensed consolidated financial statements, the Company has changed its presentation of cash flows regarding retained interests related to the Company’s Financial Services business.

Following is a summary of the effects of the correction of these errors on the Company’s statements of cash flows for the three months ended April 1, 2006 and April 2, 2005.

	Three months ended April 1, 2006		Three months ended April 2, 2005
Statements of Cash Flows	As previously reported	As Restated	As previously reported	As Restated
Cash Flows from Operating Activities:
Accounts payable	$(59,438)	$(50,940)	N/a	N/a
Net cash flows from operating activities	(171,126)	(162,628)	N/a	N/a

Cash flows from Investing Activities:
Capital expenditures	$(6,043)	$(14,541)	N/a	N/a
Purchases of short-term investments	-	(65,000)	$-	$(21,000)
Sales or maturities of short-term investments	-	65,000	-	145,250
Purchases of intangibles	(447)	-	N/a	N/a
Net cash flows from investing activities	(19,277)	(27,328)	(54,998)	69,252

Cash flows from Financing Activities:
Change in other	$-	(447)	N/a	N/a
Net cash flows from financing activities	200,180	199,733	N/a	N/a
NET (DECREASE) INCREASE IN CASH OR CASH EQUIVALENTS	N/a	N/a	$(203,289)	$(79,039)
CASH AND CASH EQUIVALENTS, Beginning of the Period	N/a	N/a	248,184	123,934

*	N/a - Not applicable

Following is a summary of the effects of the correction of the error on the Company’s balance sheet and statements of cash flows for the fiscal years ended December 31, 2005, January 1, 2005 and January 3, 2004.

	2005		2004		2003
Statements of Cash Flows	As previously reported	As Restated	As previously reported	As Restated	As previously reported	As Restated
Cash flows from Investing Activities:
Purchases of short-term investments	$-	$(21,000)	$-	$(156,825)	$-	$(111,450)
Sales or maturities of short-term investments	-	145,250	-	112,500	-	74,400
Net cash flows from investing activities	(204,867)	(80,617)	(126,811)	(171,136)	(89,735)	(126,785)

NET (DECREASE) INCREASE IN CASH OR CASH EQUIVALENTS	$(161,261)	$(37,011)	$55,603	$11,278	$13,945	$(23,105)
CASH AND CASH EQUIVALENTS, Beginning of the Year	248,184	123,934	192,581	112,656	178,636	135,761
CASH AND CASH EQUIVALENTS, End of the Year	N/a	N/a	248,184	123,934	192,581	112,656

*	N/a - Not applicable

	January 1, 2005
Balance Sheet	As previously reported	As Restated
Cash and cash equivalents	$248,184	$123,934
Short-term investments	-	124,250

(1)	The Company did not own any auction-rate securities as of December 31, 2005.

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

Management’s Discussion and Analysis has been revised for the effects of the restatement discussed in Note 14 to the financial statements.

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

Historically, we have been able to negotiate economic development arrangements relating to the construction of a number of our new destination retail stores, including free land, monetary grants and the recapture of incremental sales, property or other taxes through economic development bonds, with many local and state governments. We are able to negotiate these agreements as we generally have located our destination retail stores in towns and municipalities that do not have a large base of commercial businesses. We attempt to design our destination retail stores to provide exciting tourist and entertainment shopping experiences for the entire family. We believe these factors increase the revenue for the state and local municipality where the destination retail store is located, making us a compelling partner for community development and expansion. Where appropriate, we intend to continue to utilize economic development arrangements with state and local governments to offset some of the construction costs and improve the return on investment of our new stores.

The stores we opened in 2005, and a number of our stores announced for 2006 and 2007, are located closer to larger populations. We believe this strategy will make our stores more convenient for our customers and will increase our market share.

At the end of the second fiscal quarter we operated fourteen destination retail stores. During fiscal 2005, we increased our total retail square footage by 59% to 2,097,840 total square feet with the opening of four new destination retail stores. For fiscal 2006, we currently plan to open four new destination retail stores which will add approximately 603,139 square feet, or 29%, to our retail square footage in fiscal 2006.

Critical Accounting Policies

Our condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosures of contingent assets and liabilities. The estimates and assumptions are evaluated on a periodic basis and are based on historical experience and various other factors that are believed to be reasonable under the circumstances. Actual results may differ significantly from these estimates.

Our critical accounting policies and use of estimates are discussed in our 2005 Form 10-K, as filed with the SEC, and should be read in conjunction with the annual financial statements and notes thereto.

Results of Operations

Our second fiscal quarter ends on the Saturday closest to June 30. The three months ended July 1, 2006 and July 2, 2005 each consisted of 13 weeks, and the six months then ended each had 26 weeks. Our operating results for the three months and six months ended July 1, 2006 and July 2, 2005, expressed as a percentage of revenue, were as follows:

	Three months ended		Six months ended
	July 1, 2006	July 2, 2005	July 1, 2006	July 2, 2005

Revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	59.2%	60.7%	59.6%	60.7%
Gross profit	40.8%	39.3%	40.4%	39.3%

Selling, general and administrative expenses	37.0%	36.7%	36.8%	36.4%
Operating income	3.8%	2.6%	3.6%	2.9%
Interest income	0.2%	0.0%	0.2%	0.1%
Interest expense	(1.2)%	(0.7)%	(1.0)%	(0.7)%
Other income (net)	0.7%	0.9%	0.7%	0.8%
Total other income/(expense)	(0.3)%	0.2%	(0.1)%	0.2%
Income before provision for income taxes	3.5%	2.8%	3.5%	3.1%
Income tax expense	1.3%	1.0%	1.3%	1.1%
Net income	2.2%	1.8%	2.2%	2.0%

Segment Information

On March 22, 2006, we changed the fee structure between our Financial Services segment and our other segments to more appropriately reflect current market conditions. This change was effective January 1, 2006. This updated fee structure includes (1) an increase in the fee paid by the Financial Services segment for originating a new credit card account, (2) an increase in the amount that the Financial Services segment pays for rewards earned by its cardholders and (3) an additional fee paid by the Financial Services segment for marketing equal to the amount by which the profitability of the Financial Services segment exceeds a 2% pre-tax return on the Financial Services segment’s average managed credit card loans. The segment information presented in this Form 10-Q reflects this change as if it had taken place in all periods presented. The following table sets forth the revenue and operating income of each of our segments for the three months and six months ended July 1, 2006 and July 2, 2005.

	Three months ended		Six months ended
(Dollars in thousands)	July 1, 2006	July 2, 2005	July 1, 2006	July 2, 2005

Direct revenue	$195,009	$184,453	$423,880	$415,192
Retail revenue	151,449	109,633	296,792	206,766
Financial services revenue	33,020	27,357	61,554	47,895
Other revenue	7,785	22,429	9,842	24,608
Total revenue	$387,263	$343,872	$792,068	$694,461

Direct operating income	$28,689	$29,657	$61,693	$61,007
Retail operating income	16,504	9,387	29,240	16,143
Financial services operating income	7,091	5,444	14,126	10,662
Other operating income (loss)	(37,739)	(35,666)	(76,311)	(67,967)
Total operating income	$14,545	$8,822	$28,748	$19,845

As a Percentage of Total Revenue:
Direct revenue	50.4%	53.6%	53.5%	59.8%
Retail revenue	39.1%	31.9%	37.5%	29.8%
Financial services revenue	8.5%	8.0%	7.8%	6.9%
Other revenue	2.0%	6.5%	1.2%	3.5%
Total revenue	100.0%	100.0%	100.0%	100.0%

As a Percentage of Segment Revenue:
Direct operating income	14.7%	16.1%	14.6%	14.7%
Retail operating income	10.9%	8.6%	9.9%	7.8%
Financial services operating income	21.5%	19.9%	22.9%	22.3%
Total operating income (1)	3.8%	2.6%	3.6%	2.9%

(1)	The percentage of total operating income is a percentage of total consolidated revenue.

For credit card loans securitized and sold, the loans are removed from our balance sheet and the net earnings on these securitized assets after paying outside investors are reflected as a component of our securitization income on a GAAP basis. The following table summarizes the results of our Financial Services segment for the three months and six months ended July 1, 2006 and July 2, 2005 on a GAAP basis with interest and fee income, interest expense and provision for loan losses for the credit card loans receivable we own reported in net interest income. Non-interest income on a GAAP basis includes servicing income, gains on sales of loans and income recognized on our retained interests for the entire securitized portfolio, as well as, interchange income on the entire managed portfolio.

Financial Services Revenue as reported	Three months ended		Six months ended
in the Financial Statements:	July 1, 2006	July 2, 2005	July 1, 2006	July 2, 2005

Interest and fee income	$4,503	$4,445	$10,988	$8,550

Interest expense	(1,174)	(790)	(2,301)	(1,613)
Net interest income	3,329	3,655	8,687	6,937

Non-interest income:
Securitization income	42,061	33,136	75,780	58,919
Other non-interest income	9,370	7,137	18,081	14,571
Total non-interest income	51,431	40,273	93,861	73,490
Less: Customer reward costs	(21,740)	(16,571)	(40,994)	(32,532)

Financial services revenue	$33,020	$27,357	$61,554	$47,895

(1)
For the three months and six months ended July 1, 2006 and July 2, 2005, we recognized gains on sale of credit card loans of $4.6 million, $3.8 million, $8.7 million and $7.7 million, respectively, which are reflected as a component of securitization income.

Our “managed” credit card loans represent credit card loans receivable we own plus securitized credit card loans. Since the financial performance of the managed portfolio has a significant impact on the earnings we will receive from servicing the portfolio, we believe the following table on a “managed” basis is important information to analyze our revenue in the Financial Services segment. This non-GAAP presentation reflects the financial performance of the credit card loans receivable we own plus those that have been sold for the three months and six months ended July 1, 2006 and July 2, 2005 and includes the effect of recording the retained interest at fair value. Interest income, interchange income (net of customer rewards) and fee income on both the owned and securitized portfolio are recorded in their respective line items. Interest paid to outside investors on the securitized credit card loans is included with other interest costs and included in interest expense. Credit losses on the entire managed portfolio are included in provision for loan losses. Although our financial statements are not presented in this manner, management reviews the performance of its managed portfolio in order to evaluate the effectiveness of its origination and collection activities, which ultimately affects the income we will receive for servicing the portfolio. The securitization of credit card loans primarily converts interest income, interchange income, credit card fees, credit losses and other income and expense related to the securitized loans into securitization income.

Managed Financial Services Revenue:	Three months ended		Six months ended
(Dollars in thousands except other data)	July 1, 2006	July 2, 2005	July 1, 2006	July 2, 2005

Interest income	$33,549	$23,676	$66,463	$46,545
Interchange income, net of customer reward costs	12,889	11,812	23,993	19,123
Other fee income	5,310	4,659	10,473	9,242
Interest expense	(15,300)	(9,338)	(29,327)	(18,021)
Provision for loan losses	(6,050)	(6,138)	(11,912)	(11,473)
Other	2,622	2,686	1,864	2,479
Managed Financial Services revenue	$33,020	$27,357	$61,554	$47,895

As a Percentage of Managed Credit Card Loans
Managed Financial Services Revenue:
Interest income	10.4%	9.1%	10.4%	9.1%
Interchange income, net of customer reward costs	4.0%	4.6%	3.8%	3.7%
Other fee income	1.6%	1.8%	1.6%	1.8%
Interest expense	(4.7)%	(3.6)%	(4.6)%	(3.5)%
Provision for loan losses	(1.9)%	(2.4)%	(1.9)%	(2.2)%
Other	0.8%	1.0%	0.4%	0.5%
Managed Financial Services revenue	10.2%	10.5%	9.7%	9.4%
Average reported credit card loans	$127,638	$110,695	$125,262	$105,009
Average managed credit card loans	$1,295,131	$1,038,465	$1,274,653	$1,022,452

Three Months Ended July 1, 2006 Compared to Three Months Ended July 2, 2005
Revenue

Revenue increased by $43.4 million, or 12.6%, to $387.3 million in the three months ended July 1, 2006 from $343.9 million in the three months ended July 2, 2005 as we experienced revenue growth in our Direct, Retail and Financial Services segments. Merchandise revenue increased by $52.4 million, or 17.8%, to $346.5 million in the three months ended July 1, 2006 from $294.1 million in the three months ended July 2, 2005. Our Other segment revenue declined by $14.6 million primarily due to a reduction in land sales, which caused total revenue for the second quarter of fiscal 2006 to grow slower than merchandise revenue.

Direct Revenue. Direct revenue increased by $10.5 million, or 5.7%, to $195.0 million in the three months ended July 1, 2006 from $184.5 million in the three months ended July 2, 2005. We had a timing difference in promotional programs in the second quarter of fiscal 2006 compared to the second quarter of fiscal 2005. In the second quarter of fiscal 2005, the promotion did not start until the end of the quarter. In the second quarter of fiscal 2006, we started a promotional program earlier in the quarter. The product categories that contributed the largest dollar volume increases to our Direct revenue in the three months ended July 1, 2006 as compared to the three months ended July 2, 2005 included casual clothing, gifts and fishing gear.

Retail Revenue. Retail revenue increased by $41.8 million, or 38.1%, to $151.4 million in the three months ended July 1, 2006 from $109.6 million in the three months ended July 2, 2005 due to an increase in new store sales of $42.4 million. New store sales were partially offset by a slight decrease in comparable store sales of $0.6 million, or 0.6%, compared to the three months ended July 2, 2005. Easter occurred in the first quarter of 2005, while it occurred in the second quarter of 2006. Since we close our stores on Easter Sunday, we estimate that this shift in the timing of the Easter weekend had a negative impact of approximately $0.9 million on our comparable store sales in the current quarter. In addition, sales at our Owatonna, Minnesota store continue to be impacted by our new store in Rogers, Minnesota. The product categories that contributed the largest dollar volume increases to our Retail revenue growth in the three months ended July 1, 2006 as compared to the three months ended July 2, 2005 included marine products, hunting equipment and fishing gear.

Financial Services Revenue. Financial Services revenue increased by $5.6 million, or 20.4%, to $33.0 million in the three months ended July 1, 2006 from $27.4 million in the three months ended July 2, 2005. We measure the results of our Financial Services business on a managed basis as presented in the table on page 25. Interest income as measured on a managed basis increased $9.9 million. The increase in interest income was due to an increase in interest rates and managed credit card loans. Interchange income, net of reward costs, increased by $1.1 million, or 9.1%. Interchange income is driven by net purchases, which increased by 23.2%; however, interchange income was offset by an increase in customer reward costs of 31.2%. Customer reward costs generally increase at the same rate as net purchases. During the quarter, customer reward costs increased more than net purchases due to an increase in new account growth and promotional event campaigns. The increases in interest income and interchange income were offset by an increase in interest expense of $6.0 million due to increases in securitized credit card loans, borrowings and interest rates. Compared to the three months ended July 2, 2005, the number of average active accounts grew by 17.8% to 823,219 and the average balance per active account grew by 5.9% to approximately $1,573.

Gross Profit

Gross profit increased by $22.5 million, or 16.6%, to $157.7 million in the three months ended July 1, 2006 from $135.2 million in the three months ended July 2, 2005. Gross profit increased 1.5% as a percentage of revenue to 40.8% in the three months ended July 1, 2006 from 39.3% in the three months ended July 2, 2005. Gross profit as a percentage of revenue increased due to an increase in our Financial Services revenue, which did not have any corresponding increase in cost of revenue. Gross profit on land sales in our Other segment contributed to a decline in gross profit of $0.7 million in the second quarter of fiscal 2006 as compared to the second quarter of fiscal 2005 due to a reduction in total land sales.

Merchandising Business. The gross profit of our merchandising business increased by $14.8 million, or 14.1%, to $120.0 million in the three months ended July 1, 2006 from $105.2 million in the three months ended July 2, 2005. Gross profit decreased by 1.2% as a percentage of merchandise revenue to 34.6% in the three months ended July 1, 2006 from 35.8% in the three months ended July 2, 2005. The decline in our merchandising gross profit as a percentage of merchandise revenue is primarily attributable to an increase in sales discounts of $3.4 million, or 0.8% of merchandise revenue. In our Direct business, we began a promotional program at the beginning of the second quarter of fiscal 2006 as compared to the end of the second quarter of fiscal 2005. We also had a new promotional discount card program that we launched in the second quarter of fiscal 2006 that we did not have in the second quarter of fiscal 2005, which related primarily to our Retail segment. In addition, our freight costs increased by 0.5% of merchandise revenue in the second quarter of fiscal 2006. Our shipping margin - the shipping income we collect less the cost we pay to ship merchandise to our customers - declined by $0.9 million, or 0.4% of merchandise revenue. A portion of this decline was due to shipping rate increases as a result of the rise in fuel costs. Average fuel costs during the second quarter of fiscal 2006 were 30% higher than in the second quarter of fiscal 2005, causing our shipping carriers to increase their prices. The remainder of the decline in shipping margin was caused by the implementation of our new warehouse management software, which caused us to ship multiple packages per order due to the inability to transfer products between distribution centers while the software was being phased-in. We expect this issue to be resolved during the third quarter of fiscal 2006.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased by $16.9 million, or 13.3%, to $143.2 million in the three months ended July 1, 2006 from $126.3 million in the three months ended July 2, 2005. Selling, general and administrative expenses were 37.0% of revenue in the three months ended July 1, 2006 compared to 36.7% in the three months ended July 2, 2005. We recognized $0.8 million of stock based compensation expense, related to the adoption of Statement 123R, in the three months ended July 1, 2006, which accounted for 0.2% of the 0.3% increase in selling, general and administrative expenses as a percentage of total revenue. The most significant factors contributing to the increase in selling, general and administrative expenses by segment included:

•
Selling, general and administrative expenses attributed to shared services increased by $4.3 million over the prior period primarily as a result of increases in wages and related benefits of $2.4 million. In addition, depreciation increased by $1.3 million and incidental equipment and software costs increased by $0.7 million. Increases in wages and benefits were primarily due to increases in personnel in our distribution centers as our merchandise revenue continues to grow as well as $0.6 million of stock based compensation expense related to the adoption of Statement 123R. Depreciation increased due to two system upgrades implemented by the end of 2005 when these projects were placed in service. Equipment and software costs increased due to preliminary project costs related to system upgrades. Total Other selling, general and administrative costs as a percentage of consolidated revenue decreased to 11.0% from 11.1%.

•
Direct selling, general and administrative expenses increased by $3.5 million. This was primarily due to catalog costs, which increased by $2.2 million, or 8.7%. Catalog costs increased to $27.3 million in the three months ended July 1, 2006 from $25.1 million in the three months ended July 2, 2005. As a percentage of Direct revenue, catalog costs increased to 14.0% in the three months ended July 1, 2006 from 13.6% in the three months ended July 2, 2005. This increase in catalog costs as a percentage of our Direct revenue was due to additional promotional mailing campaigns targeted at specific customer groups, an increase in postage costs and increased mailings in markets where new stores will be opening in the future. Additionally, salaries and wages increased by $0.5 million, credit card discount fees increased by $0.3 million and equipment and software expenses increased by $0.2 million. Advertising costs increased by $0.8 million, but were offset by an increase in the marketing fee paid to the Direct segment from the Financial Services segment of $0.9 million, or 0.5% of Direct revenue.

•
Retail selling, general and administrative expenses comprised $5.1 million of the total increase in selling, general and administrative expense. We incurred new store operating costs of $8.5 million related to our new stores, which were not open in the comparable quarter of 2005. Total selling, general and administrative expenses in our comparable store base decreased by $2.0 million, or 2.0% as a percentage of comparable store sales, due to a decrease in advertising and controlling overall selling, general and administrative costs. Pre-opening costs decreased by $1.3 million compared to the second quarter of fiscal 2005 due to the timing of our new store openings. Pre-opening costs as a percentage of Retail revenue decreased to 1.5% from 3.23%. Retail corporate overhead costs decreased slightly by 0.1% of Retail revenue compared to the second quarter of fiscal 2005. Increases in salaries and related benefits along with property taxes were offset by an increase in the marketing fee paid to the Retail segment from the Financial Services segment of $1.1 million, or 0.3% of Retail revenue.

•
Financial Services selling, general and administrative expenses comprised $4.0 million of the total increase in selling, general and administrative expense. This was primarily due to increased marketing fees of $2.0 million paid to our other segments. Advertising and promotional costs increased by $1.0 million due to increases in VISA assessments and new account acquisition costs. Third party services related to our credit card processing increased by $0.5 million as the number of credit card accounts and credit card transactions increased. Postage increased by $0.2 million due to rate increases and an increase in the number of credit card accounts.

Operating Income

Operating income increased by $5.7 million, or 64.8%, to $14.5 million in the three months ended July 1, 2006 from $8.8 million in the three months ended July 2, 2005. Operating income as a percentage of revenue increased to 3.8% in the three months ended July 1, 2006 from 2.6% in the three months ended July 2, 2005. We continue to improve our operating income margin through revenue expansion and controlling our operating costs.

Interest Expense

Interest expense increased by $2.4 million to $4.8 million in the three months ended July 1, 2006 from $2.4 million in the three months ended July 2, 2005. The increase in interest expense was primarily due to an increase in borrowing related to the issuance of $215 million in unsecured notes.

Income Taxes

Our effective tax rate was 37.2% in the three months ended July 1, 2006 as compared to 35.6% in the three months ended July 2, 2005. During the quarter, we adjusted our estimated annual effective tax rate from 36.2% to 36.7% based on recent information, including the impact of our updated fee structure with our Financial Services segment, updated projections and the completion and filing of our most recent state tax returns. We expect our effective tax rate to continue to increase as we open stores in new states and incur additional state income taxes.

Six Months Ended July 1, 2006 Compared to Six Months Ended July 2, 2005
Revenue

Revenue increased by $97.6 million, or 14.1%, to $792.1 million in the six months ended July 1, 2006 from $694.5 million in the six months ended July 2, 2005 as we experienced revenue growth in our Direct, Retail and Financial Services segments. Our Other segment revenue declined by $14.8 million primarily due to a reduction in land sales.

Direct Revenue. Direct revenue increased by $8.7 million, or 2.1%, to $423.9 million in the six months ended July 1, 2006 from $415.2 million in the six months ended July 2, 2005. We had timing and discounting differences in our promotional programs in the first six months of fiscal 2006 compared to the first six months of fiscal 2005. In the first quarter of fiscal 2006, we reduced a discount given relative to the prior year, while in the second quarter of fiscal 2006, we accelerated the timing of a promotion relative to the timing of that same promotion in the prior year. These two events offset each other slightly. The product categories that contributed the largest dollar volume increases to our Direct revenue in the six months ended July 1, 2006 as compared to the six months ended July 2, 2005 included gifts, camping gear, and hunting equipment.

Retail Revenue. Retail revenue increased by $90.0 million, or 43.5%, to $296.8 million in the six months ended July 1, 2006 from $206.8 million in the six months ended July 2, 2005 due to new store sales of $91.8 million. New store sales were partially offset by a slight decrease in comparable store sales of $0.9 million, or 0.5%, compared to the six months ended July 2, 2005. Sales at our Owatonna, Minnesota store continue to be impacted by our new store in Rogers, Minnesota, which was the primary reason our comparable store sales were down during the first six months of the year. The product categories that contributed the largest dollar volume increases to our Retail revenue growth in the six months ended July 1, 2006 as compared to the six months ended July 2, 2005 included hunting equipment, marine products and camping gear.

Financial Services Revenue. Financial Services revenue increased by $13.7 million, or 28.6%, to $61.6 million in the six months ended July 1, 2006 from $47.9 million in the six months ended July 2, 2005. We measure the results of our Financial Services business on a managed basis as presented in the table on page 25. Interest income as measured on a managed basis increased $19.9 million. The increase in interest income is due to an increase in interest rates and managed credit card loans. Interchange income, net of reward costs, increased by $4.9 million, or 25.5%. Interchange income is driven by net purchases, which increased by 23.0%; however, interchange income was offset by an increase in customer reward costs of 26.0%. The increases in interest income and interchange income were offset by an increase in interest expense of $11.3 million due to increases in securitized credit card loans, borrowings and interest rates. Compared to the six months ended July 2, 2005, the number of average active accounts grew by 17.8% to 816,715 and the average balance per active account grew by 5.8% to approximately $1,561.

Gross Profit

Gross profit increased by $47.9 million, or 17.6%, to $320.3 million in the six months ended July 1, 2006 from $272.4 million in the six months ended July 2, 2005. Gross profit increased 1.2% as a percentage of revenue to 40.4% in the six months ended July 1, 2006 from 39.2% in the six months ended July 2, 2005. Gross profit as a percentage of revenue increased due to an increase in our Financial Services revenue, which did not have any corresponding increase in cost of revenue.

Merchandising Business. The gross profit of our merchandising business increased by $32.6 million, or 14.8%, to $252.3 million in the six months ended July 1, 2006 from $219.7 million in the six months ended July 2, 2005. Gross profit decreased by 0.3% as a percentage of merchandise revenue to 35.0% in the six months ended July 1, 2006 from 35.3% in the six months ended July 2, 2005. The decline in our merchandising gross profit as a percentage of merchandise revenue was primarily attributable to an increase in freight costs of 0.5% of merchandise revenue.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased by $39.0 million, or 15.4%, to $291.5 million in the six months ended July 1, 2006 from $252.5 million in the six months ended July 2, 2005. Selling, general and administrative expenses were 36.8% of revenue in the six months ended July 1, 2006 compared to 36.4% in the six months ended July 2, 2005. We recognized $1.6 million of stock based compensation expense, related to the adoption of Statement 123R, in the six months ended July 1, 2006, which accounted for 0.2% of the 0.4% increase in selling, general and administrative expenses. The most significant factors contributing to the increase in selling, general and administrative expenses included:

•
Selling, general and administrative expenses attributed to shared services increased by $10.0 million over the prior period primarily as a result of increases in wages and related benefits of $5.7 million. In addition, depreciation increased by $2.1 million, incidental equipment and software costs increased by $1.5 million and contract labor increased by $0.5 million. Increases in wages and benefits were primarily due to increases in personnel at our distribution centers as our merchandise revenue continues to grow as well as stock based compensation expense of $1.0 million related to the adoption of Statement 123R. Depreciation increased due to two system upgrades implemented by the end of 2005 when these projects were placed in service. Equipment and software costs, along with contract labor, increased due to preliminary project costs related to system upgrades. Total Other selling, general and administrative costs as a percentage of consolidated revenue decreased from 10.5% to 10.4%.

•
Direct selling, general and administrative expenses increased by $1.7 million. This was primarily due to an increase in our catalog costs of $4.2 million, or 7.4%. Catalog costs increased to $60.5 million in the six months ended July 1, 2006 from $56.3 million in the six months ended July 2, 2005. As a percentage of Direct revenue, catalog costs increased to 14.3% in the six months ended July 1, 2006 from 13.6% in the six months ended July 2, 2005. This increase in catalog costs as a percentage of our Direct revenue was due to a reduction of promotional sales lift, which was stronger in the first quarter of fiscal 2005 compared to the first quarter of fiscal 2006, an increase in the number of promotional mailing campaigns, increased mailings in markets where new stores will be opening in the future and an increase in postage costs. Advertising expense increased by $0.8 million related to the mailing campaigns. These increases were partially offset by an increase in the marketing fee paid to the Direct segment from the Financial Services segment of $4.2 million, or 0.9% of Direct revenue.

•
Retail selling, general and administrative expenses comprised $17.1 million of the total increase in selling, general and administrative expense. We incurred new store operating costs of $20.9 million related to our new stores, which were not open in the comparable quarter of 2005. The increase in new store costs were offset by decreases in Retail corporate overhead costs of $2.1 million, a decrease in pre-opening costs of $1.3 million and a decrease in total selling, general and administrative expenses in our comparable store base of $0.4 million, or 0.2% as a percentage of comparable store sales. Advertising costs increased by 0.6% of comparable store sales; however, this was completely offset by overall reductions in selling, and general and administrative costs. Corporate overhead costs decreased due to an increase in the marketing fee paid to the Retail segment from the Financial Services segment of $3.0 million. Pre-opening costs decreased due to the timing of our store openings in 2006. All of our new stores in fiscal 2006 will be open in the second half of the year as compared to two stores being open in the first half of the year in fiscal 2005.

•
Financial Services selling, general and administrative expenses comprised $10.2 million of the total increase in selling, general and administrative expense. This was primarily due to increased marketing fees of $7.2 million paid to our other segments. Advertising and promotional costs increased by $2.0 million due to increases in VISA assessments and new account acquisition costs. Third party services related to our credit card processing increased by $0.8 million as the number of credit card accounts and credit card transactions increased. Postage increased by $0.5 million due to rate increases and an increase in the number of credit card accounts. These increases were slightly offset by a decrease in bad debt expense of $0.7 million. Bad debt expense decreased due to a reduction in counterfeit fraud.

Operating Income

Operating income increased by $8.9 million, or 44.9%, to $28.7 million in the six months ended July 1, 2006 from $19.8 million in the six months ended July 2, 2005. Operating income as a percentage of revenue increased to 3.6% in the six months ended July 1, 2006 from 2.9% in the six months ended July 2, 2005. We continue to improve our operating income margin through revenue expansion and controlling our operating costs.

Interest Expense

Interest expense increased by $3.6 million to $8.1 million in the six months ended July 1, 2006 from $4.5 million in the six months ended July 2, 2005. The increase in interest expense was primarily due to an increase in borrowing related to the issuance $215 million in unsecured notes at a fixed rate of 5.99%.

Income Taxes

Our effective tax rate was 36.7% in the six months ended July 1, 2006 as compared to 35.6% in the six months ended July 2, 2005. We expect our effective tax rate to continue to increase as we open stores in new states and incur additional state income taxes.

Bank Asset Quality

We securitize a majority of our credit card loans. On a quarterly basis, we transfer eligible credit card loans into a securitization trust. We are required to own at least a minimum twenty day average of 5% of the interests in the securitization trust. Therefore, these retained loans have the same characteristics as those loans sold to outside investors. Certain accounts are ineligible for securitization because they are delinquent at the time of sales to the trust, originated from sources other than Cabela's Club credit cards and various other requirements. The total amount of ineligible loans and receivables were $16.0 million and $14.1 million at July 1, 2006 and December 31, 2005, respectively. Of the $16.0 million outstanding at July 1, 2006, $14.5 million originated from sources other than Cabela’s Club credit cards.

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

The following chart shows the percentage of our managed accounts that have been delinquent as of the ends of the periods presented.

	July 1, 2006	December 31, 2005	July 2, 2005
Number of days delinquent

Greater than 30 days	0.72%	0.67%	0.59%
Greater than 60 days	0.40%	0.38%	0.34%
Greater than 90 days	0.17%	0.16%	0.14%

Charge-offs
Gross charge-offs reflect the uncollectible principal, interest and fees on a customer's account. Recoveries reflect the amounts collected on previously charged-off accounts. Most bankcard issuers charge off accounts at 180 days. We charge off accounts on the 24th day of the month after an account becomes 115 days contractually delinquent, except in the case of cardholder bankruptcies and cardholder deaths. Cardholder bankruptcies are charged off 30 days after notification, and delinquencies caused by cardholder deaths are charged off on the 24th day of the month after an account is 60 days contractually delinquent. As a result, our charge-off rates are not directly comparable to other participants in the bankcard industry. Our charge-off activity for the managed portfolio for the three months and six months ended July 1, 2006 and July 2, 2005 is summarized below:

	Three months ended		Six months ended
	July 1, 2006	July 2, 2005	July 1, 2006	July 2, 2005
(Dollars in thousands)
Gross charge-offs	$7,424	$6,820	$14,156	$13,322
Less: Recoveries	(1,504)	(987)	(2,612)	(2,164)
Net charge-offs	5,920	5,833	11,544	11,158
Net charge-offs as a percentage of average managed credit card loans	1.83%	2.25%	1.81%	2.18%

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

The primary cash requirements of our Financial Services segment relate to the generation of credit card loans and the purchase of points used in the Cabela’s Club VISA customer loyalty rewards program from our merchandising business. The bank obtains funds for these purposes through various financing activities, which include engaging in securitization transactions, borrowing under federal funds bank credit facilities, selling certificates of deposit and generating cash from operations. Our bank’s charter is limited to issuing credit cards and selling brokered certificates of deposit of $100,000 or more, and it does not accept demand deposits or make non-credit card loans. Consequently, our bank cannot lend money to Cabela’s, Incorporated or our other affiliates. The bank is subject to capital requirements imposed by Nebraska banking law and the VISA membership rules, and its ability to pay dividends is limited by Nebraska and federal banking law.

We continue to monetize our economic development bonds for future retail expansion. In the second quarter, $53.0 million in bonds we owned related to our Wheeling, West Virginia retail store and distribution center were retired in connection with a transaction whereby we took a subordinate position on the remaining bonds we still hold related to this location. These remaining bonds are classified on our balance sheet as marketable securities and have been valued at approximately $36.3 million.

We are focused on improving our inventory position in relation to sales growth. Inventory at our comparable stores declined 11.3% in the twelve months ended July 1, 2006. We are optimistic that we will continue to see our inventory growth slow in relation to our merchandise sales growth as we continue to enhance our multi-channel systems.

We believe that we will have sufficient capital available from current cash on hand, short-term investments, operations, additional monetization of our economic development bonds, our revolving credit facility and other borrowing sources, including the private placement of debt we completed in February 2006, to fund our existing operations and growth plan for the next twelve to eighteen months.

Operating, Investing and Financing activities

Cash used by operating activities was $140.9 million in the six months ended July 1, 2006 as compared with $103.6 million in the six months ended July 2, 2005. The $37.3 million increase in cash used by operating activities was due to an increase in cash used for accounts payable of $43.8 million, an increase in cash used for the origination of credit card loans of $17.7 million, an increase in cash used for accrued compensation and benefits of $5.5 million and an increase in cash used for gift certificates and credit card reward points of $4.7 million. These increases were partially offset by a reduction in cash used for inventory of $32.8 million. The increase in cash used for accounts payable was primarily caused by a change in the payable to our third party processor at our bank of $26.7 million between the comparable periods. This change was due to timing of holidays close to the end of the year causing the number of days of transactions on credit cards to fluctuate. Changes in the amounts paid for inventory affected accounts payable by $13.8 million. As we continue to grow our credit card portfolio the cash used for origination of credit card loans continues to increase. Cash used for accrued compensation and benefits increased as the total accrued bonuses paid in March increased over the prior year. Cash used for the redemption of gift certificates and credit card rewards increased as gift certificate purchases from the holidays were redeemed. Cash used for inventory decreased by $32.8 million compared to the first six months of fiscal 2005 due in part to the effects of our new ordering system having an impact on reducing inventory levels at our stores and in part due to the timing of merchandise receipts for our new stores that are opening later in the year in fiscal 2006.

Cash used in investing activities was $37.4 million in the six months ended July 1, 2006 as compared with $9.2 million in the six months ended July 2, 2005. The $28.2 million increase in cash used for investing activities was due to an increase in purchases of short-term investments of $110.2 million and a decrease in sales of short-term investments of $17.0 million. These two uses of cash were partially offset by a $46.0 million decrease in capital expenditures and a $2.8 million decrease in the purchase of marketable securities. In addition, economic development bonds related to our Wheeling, West Virginia destination retail store and distribution center were retired for $53.0 million. The decrease in capital expenditures and the purchase of marketable securities is related to the timing of our new destination retail store openings. In fiscal 2005, two of our new stores were opened in the first half of the year. In fiscal 2006, all of our new stores will be opened in the second half of the year.

Cash provided by financing activities was $209.1 million in the six months ended July 1, 2006 as compared to cash provided of $60.0 million in the six months ended July 2, 2005. The $149.1 million increase in cash provided by financing activities is primarily due to the issuance of $215.0 million of notes in a private placement in February 2006. In addition, cash was provided by the reduction in maturities of time deposits held by our bank of $18.3 million. These increases in cash provided by financing activities were partially offset by cash used to pay our line of credit of $95.1 million and a decrease in cash advances on our line of credit of $7.1 million.

As of July 1, 2006, we had material cash commitments in the amount of $107.6 million for fiscal 2006 and $198.5 million for fiscal 2007 and 2008 for estimated capital expenditures and the purchase of future economic development bonds in connection with the construction and development of new destination retail stores. In addition, we are obligated to fund the remaining $4.6 million of economic development bonds and construction costs related to the expansion of our distribution center in Wheeling, West Virginia throughout fiscal 2006. We are also committed to fund $14.2 million of economic development bonds related to our fiscal 2005 stores.  When the bonds are funded, we will be reimbursed for the qualifying construction costs we have incurred.

               We have announced plans for retail site locations in Reno, Nevada, Gonzales, Louisiana, East Hartford, Connecticut, Hammond, Indiana, Adairsville, Georgia and Montreal, Canada for which material commitments were not signed as of July 1, 2006. These locations are still being negotiated and will be subject to customary conditions to closing. We expect the total cost of each of these destination retail stores, including the cost of economic development bonds, to fall in the estimated range of $30 to $50 million each. We expect to incur the majority of the costs for these locations in 2007 and 2008.

 Grants and Economic Development Bonds

Grants. Under various grant programs, state or local governments provide funding for certain costs associated with developing and opening a new destination retail store. We generally have received grant funding in exchange for commitments, such as assurance of agreed employment and wage levels at our destination retail stores or that the destination retail store will remain open, made by us to the state or local government providing the funding. The commitments typically phase out over approximately five to ten years. If we fail to maintain the commitments during the applicable period, the funds we received may have to be repaid or other adverse consequences may arise, which could affect our cash flows and profitability. As of July 1, 2006 and December 31, 2005, the total amount of grant funding subject to a specific contractual remedy was $14.9 million and $16.6 million, respectively. Portions of seven of our destination retail stores, such as wildlife displays and museums, are subject to forfeiture provisions. Prior to the second quarter of 2006, we had 30.3 acres of land subject to forfeiture. During the second quarter of fiscal 2006, 15.0 acres of land subject to forfeiture was exchanged in connection with the retirement of the Wheeling, West Virginia bonds and we forfeited 15.3 acres of undeveloped property around one of our other stores.

Economic Development Bonds. Through economic development bonds, the state or local government sells bonds to provide funding for land acquisition, readying the site, building infrastructure and related eligible expenses associated with the construction and equipping of our destination retail stores. Generally, we have been the sole purchaser of these bonds. The bond proceeds that are received by the governmental entity are then used to fund the construction and equipping of new destination retail stores and related infrastructure development. While purchasing these bonds involves an initial cash outlay by us in connection with a new store, some or all of these costs can be recaptured through the repayments of the bonds. The payments of principal and interest on the bonds are typically tied to sales, property or lodging taxes generated from the store and, in some cases, from businesses in the surrounding area, over periods which range between 20 and 30 years. In addition, some of the bonds that we have purchased may be repurchased for par value by the governmental entity prior to the maturity date of the bonds. However, the governmental entity from which we purchase the bonds is not otherwise liable for repayment of principal and interest on the bonds to the extent that the associated taxes are insufficient to pay the bonds. In one location, the bonds will become subordinated to other bonds associated with the development if we fail to continue to operate the store over a prescribed period. After purchasing the bonds, we typically carry them on our balance sheet as “available for sale” marketable securities and value them based upon management’s projections of the amount of tax revenue that will be generated to support principal and interest payments on the bonds. We have limited experience in valuing these bonds and, because of the unique features of each project, there is no independent market data for valuation of these types of bonds. If sufficient tax revenue is not generated by the subject properties, we will not receive scheduled payments and will be unable to realize the full value of the bonds carried on our balance sheet. As of July 1, 2006 and December 31, 2005, we carried $108.3 million and $144.5 million, respectively, of economic development bonds on our balance sheet.

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

Furthermore, poor performance of our securitized credit card loans, including increased delinquencies and credit losses, lower payment rates or a decrease in excess spreads below certain thresholds, could result in a downgrade or withdrawal of the ratings on the outstanding securities issued in our securitization transactions, cause early amortization of these securities or result in higher required credit enhancement levels. This could jeopardize our ability to complete other term securitization transactions on acceptable terms, decrease our liquidity and force us to rely on other potentially more expensive funding sources, to the extent available, which would decrease our profitability. The total amount and maturities for our credit card securitizations as of July 1, 2006 were as follows:

Series	Type	Initial Amount	Certificate Rate	Expected Final
(Dollars in thousands)
Series 2001-2	Term	$250,000	Floating	November 2006
Series 2003-1	Term	$300,000	Fixed	January 2008
Series 2003-2	Variable	$300,000	Floating	July 2006 (1)
Series 2004-I	Term	$ 75,000	Fixed	March 2009
Series 2004-II	Term	$175,000	Floating	March 2009
Series 2005-I	Term	$140,000	Fixed	October 2010
Series 2005-I	Term	$110,000	Floating	October 2010

(1)	This variable securitization was replaced on July 10, 2006 with a new $300,000 variable funding commercial paper conduit securitization with a floating rate and one year term.

Certificates of Deposit

We utilize certificates of deposit to partially finance the operating activities of our bank. Our bank issues certificates of deposit in a minimum amount of $100,000 in various maturities. As of July 1, 2006, we had $107.1 million of certificates of deposit outstanding with maturities ranging from July 2006 to April 2016 and with a weighted average effective annual fixed rate of 4.74%. Certificate of deposit borrowings are subject to regulatory capital requirements.

Credit Facility and other Indebtedness

We are party to a credit agreement that provides for a $325 million unsecured revolving credit facility and expires on June 30, 2010. During the term of the facility, we are required to pay a facility fee, which ranges from 0.100% to 0.250%. We may elect to take advances at interest rates calculated at U.S. Bank National Association’s prime rate (or, if greater, the average rate on the federal funds rate in effect for the day plus one-half of one percent) or the Eurodollar rate of interest plus a margin, which adjusts, based upon certain financial ratios achieved and ranges from 0.650% to 1.350%. The credit agreement permits the issuance of up to $150 million in letters of credit and standby letters of credit, the nominal amount of which are applied against the overall credit limit available under the revolver. The credit facility may be increased to $450 million upon our request and with the consent of the banks party to the credit agreement. There were no principal borrowings outstanding under the credit facility, and $68.4 million outstanding on letters of credit and standby letters of credit, at July 1, 2006. During the first six months of fiscal 2006, the average principal amount outstanding on the line of credit was $6.5 million, and the weighted average interest rate on the line of credit was 5.43%. Our total remaining borrowing capacity under the credit facility as of July 1, 2006, after subtracting outstanding letters of credit and standby letters of credit of $68.4 million, was $256.6 million. The credit agreement requires that we comply with several financial and other covenants, including requirements that we maintain the following financial ratios as set forth in the credit agreement:

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

•
A minimum tangible net worth of no less than $350 million plus 50% of positive consolidated net income on a cumulative basis for each fiscal year beginning with the fiscal year ended 2005 as of the last day of any fiscal quarter. Tangible net worth is equity less intangible assets.

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

In September 2002, we issued $125.0 million in senior unsecured notes bearing interest at a fixed rate of 4.95%, repayable in five annual installments of $25.0 million beginning on September 5, 2005. The aggregate principal balance on these notes as of July 1, 2006 was $100.0 million. These notes require that we comply with several financial and other covenants, including requirements that we maintain the following financial ratios as set forth in the note purchase agreements:

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

As of July 1, 2006, we were in compliance with all of the covenants under our credit agreement and unsecured notes. We may or may not engage in future long-term borrowing transactions to fund our operations or our growth plans. Whether or not we undertake such borrowings will depend on a variety of factors, including prevailing interest rates, our retail growth plans, our financial strength, alternative sources and costs of funding and our management's assessment of potential returns on investment that may be realized from the proceeds of such borrowings.

Off-Balance Sheet Arrangements

Operating leases - We lease various items of office equipment and buildings, all of which are recorded in our selling, general and administrative expenses.

Credit Card Limits - The bank bears off-balance sheet risk in the normal course of its business. One form of this risk is through the bank's commitment to extend credit to cardholders up to the maximum amount of their credit limits. The aggregate of such potential funding requirements totaled $8.6 billion and $7.5 billion as of July 1, 2006 and December 31, 2005, respectively, which amounts were in addition to existing balances cardholders had at such dates. These funding obligations are not included on our consolidated balance sheet. While the bank has not experienced, and does not anticipate that it will experience, a significant draw down of unfunded credit lines by customers, a significant draw down would create a cash need at the bank which likely could not be met by our available cash and funding sources. The bank has the right to reduce or cancel these available lines of credit at any time.

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

	July 1, 2006	December 31, 2005	July 2, 2005
As a percentage of total balances outstanding

Balances carrying interest rate based upon the national prime lending rate.	60.1%	58.0%	59.6%
Balances carrying an interest rate of 9.99%.	2.4%	3.0%	2.3%
Balances carrying an interest rate of 0.00%	0.1%	0.1%	0.0%
Balances not carrying interest because their previous month's balance was paid in full.	37.4%	38.9%	38.1%

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

Management has performed an interest rate gap analysis to measure the effects of the timing of the repricing of our interest sensitive assets and liabilities. Based on this analysis, we believe that if there had been an immediate 100 basis point, or 1.0%, increase in the market rates for which our assets and liabilities are indexed during the next twelve months, our projected operating results would not be materially affected. Management also has performed a projected interest rate gap analysis for the same future twelve month period to measure the effects of a change in the spread between the prime interest rate and the LIBOR interest rate. Based on this analysis, we believe that an immediate 50 basis point, or 0.5%, decrease or increase in this spread would cause a decrease or increase of $4.3 million to $4.4 million on the projected pre-tax income of our Financial Services segment over the next twelve months, which could have a material effect on our operating results.

Merchandising Interest Rate Risk

One of our economic development bond agreements is priced at a variable interest rate with its base rate tied to prime rate and adjusted annually in November. Portions of this bond were retired in June 2006 and the interest rates were renegotiated. If the prime rate rose 2%, our results from operations and cash flows could be materially affected.

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

Item 4.  Controls and Procedures.

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) designed to ensure that information required to be disclosed in reports filed under the Exchange Act is recorded, processed, summarized and reported within specified time periods. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. As of the end of the period covered by this report, our Chief Executive Officer and Chief Financial Officer evaluated, with the participation of our management, the effectiveness of our disclosure controls and procedures. Based on management’s evaluation, our Chief Executive Officer and Chief Financial Officer each concluded that our disclosure controls and procedures were not effective as of July 1, 2006 solely because of a material weakness in internal control over financial reporting with respect to the accounting for and disclosure of short-term investments. Specifically, effective controls were not designed and in place to ensure that (i) short-term investments were properly excluded from cash and cash equivalents on the balance sheet, and (ii) the corresponding presentation of the purchases and sales of short-term investments were properly reflected in the investing section of the statement of cash flows. As a result, material adjustments were necessary to present the condensed consolidated financial statements in accordance with generally accepted accounting principles.

In order to remediate this material weakness in our internal control over financial reporting, management is in the process of designing, implementing and continuing to enhance controls to ensure the proper presentation and disclosure of short-term investments on our consolidated balance sheets and statements of cash flows. We expect to remediate this material weakness in our internal control over financial reporting by the end of fiscal 2006.

Change in Internal Control Over Financial Reporting

During the second quarter of fiscal 2006, the Company completed the implementation of a new warehouse management system in its distribution centers for tracking inventory in a multi-channel environment. Process level controls related to maintaining our inventory at the unit level were impacted by this change. There were no other changes in our internal control over financial reporting that occurred during the quarter ended July 1, 2006 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.           Risk Factors.

There have been no material changes to the risk factors disclosed in the “Risk Factors” section of our Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

Not applicable.

Item 3.  Defaults Upon Senior Securities.

Not applicable.

Item 4.  Submission of Matters to Vote of Security Holders.

The Annual Meeting of Shareholders of Cabela’s Incorporated was held on May 10, 2006. The matters voted upon at the meeting and the votes cast with respect to such matters are as follows:

1.	Election of four Class II directors.

	FOR	WITHHELD
Theodore M. Armstrong	51,713,904	723,224
Richard N. Cabela	50,072,890	2,364,238
Dennis Highby	51,722,167	714,961
Stephen P. Murray	51,713,806	723,322

2.	Approval of management’s proposal to declassify the Company’s Board of Directors.

FOR	AGAINST	ABSTAIN	BROKER NON-VOTES
51,446,916	757,270	232,942	0

3.	Ratification of appointment of Deloitte & Touche LLP as the Company’s independent registered public accounting firm for fiscal 2006.

FOR	AGAINST	ABSTAIN	BROKER NON-VOTES
51,619,162	642,311	175,655	0

Item 5.  Other Information.

Not applicable.

Item 6.   Exhibits.

(a)	Exhibits.

Exhibit Number	Description

31.1	Certification of CEO Pursuant to Rule 13a-14(a) under the Exchange Act

31.2	Certification of CFO Pursuant to Rule 13a-14(a) under the Exchange Act

32	Certifications Pursuant to 18 U.S.C. Section 1350

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CABELA'S INCORPORATED

Dated: August 10, 2006	By:	/s/ Dennis Highby
Dennis Highby
President and Chief Executive Officer

Dated: August 10, 2006	By:	/s/ Ralph W. Castner
Ralph W. Castner
Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description

31.1	Certification of CEO Pursuant to Rule 13a-14(a) under the Exchange Act

31.2	Certification of CFO Pursuant to Rule 13a-14(a) under the Exchange Act

32	Certifications Pursuant to 18 U.S.C. Section 1350