Form 10-K/A
period 2005-12-31
CABELAS INC
filed 2006-09-01
CIK 1267130

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A

(Amendment No. 1)

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

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for the Annual Meeting of Shareholders to be held May 10, 2006, are incorporated by reference into Part II and Part III of this Form 10-K/A to the extent stated herein.

Explanatory Note

Cabela’s Incorporated (the “Company”) is filing this Amendment No. 1 (this “Amendment”) to its Annual Report on Form 10-K for the fiscal year ended December 31, 2005 (the “Form 10-K”) to reflect the restatement of the Company’s consolidated balance sheet as of January 1, 2005 and the consolidated statements of cash flows for the fiscal years ended December 31, 2005, January 1, 2005 and January 3, 2004 as discussed in Note 22 (“Restatement of Financial Statements”) of the Notes to the Consolidated Financial Statements included in Part IV, Item 15 of this Amendment. These restatements did not impact the Company’s revenue, net income, total assets, stockholders’ equity or earnings per share.

On March 22, 2006, the Company changed the fee structure between its Financial Services segment and its other segments to more appropriately reflect current market conditions. This change was effective January 1, 2006. This updated fee structure includes (1) an increase in the fee paid by the Financial Services segment for originating a new credit card account, (2) an increase in the amount that the Financial Services segment pays for rewards earned by its cardholders and (3) an additional fee paid by the Financial Services segment for marketing equal to the amount by which the profitability of the Financial Services segment exceeds a 2% pre-tax return on the Financial Services segment’s average managed credit card loans. The segment information presented in this Amendment has been recast to reflect this change as if it had taken place in all periods presented.

Except for Items 1 and 1A of Part I, Items 6, 7, 8 and 9A of Part II, Item 10 of Part III and Item 15 of Part IV, no other information included in the Form 10-K is being amended. The remaining Items contained within this Amendment consist of all other Items originally contained in the Form 10-K and are included for the convenience of the reader. This Amendment continues to speak as of the date of the original filing of the Form 10-K and the Company has not updated the disclosure in this Amendment to speak as of any later date.

CABELA’S INCORPORATED

FORM 10-K/A

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

Accomplishments in 2005

Fiscal 2005 was a year focused on growth, investment in infrastructure and use of our assets.

•	We opened four new large format destination retail stores – the most we have ever opened in one year – on time and on budget. These four stores increased our retail square footage by 59.3%.

•	We initiated plans to open five new stores in 2006, six in 2007, and recently announced plans to open our first Canadian destination retail store in Montreal, Quebec in late 2007 or early 2008.

•	Our direct business continued on a strong steady growth pattern increasing revenue by $68.0 million, or 7.0%, to over $1.0 billion in fiscal 2005. Internet visits increased by 37.5% over fiscal 2004, and our website was the most visited sports and fitness website in fiscal 2005 according to Hitwise Incorporated, an online measurement company.

•	Our wholly-owned bank subsidiary, World’s Foremost Bank, surpassed our expectations in profitability and growth as it continues to build brand loyalty with our Cabela’s Club VISA card.

•	We completed major enhancements to our website, www.cabelas.com, including a platform upgrade, which better serves our customers, and a new system, which enables us to react better to our customer shopping behaviors.

•	We implemented interactive Retail store dashboarding that enables our store managers to have more comprehensive store operating and performance information on their computer desktop.

•	We completed the first phase of implementing a new warehouse management system that allows us to more accurately and timely route customer orders based on available inventory and proximity to the closest distribution location.

•	We improved our store replenishment processes and implemented advanced replenishment software that increases our ability to serve our customers by making sure we have the right product, at the right time, in the right place.

•	We implemented instant credit in our credit card booths located in our destination retail stores. This allows customers applying for our Cabela’s Club Card to find out within minutes if they are approved for our card.

•	We installed labor scheduling software in our retail stores, allowing us to more efficiently staff our store locations based on customer traffic.

•	We gained better visibility and control over our store operations by implementing advanced loss prevention software.

•	We amended and restated our existing credit agreement, increasing our revolving credit facility to $325 million and extending its term to five years. The credit facility may be increased to $450 million upon our request and with the consent of the banks party to the credit agreement.

•	We worked with local municipalities to retire $60.1 million of principal on economic development bonds as part of our strategy of utilizing these economic development bonds to increase our return on investment for our destination retail stores.

•	We initiated the private placement of $215 million of long-term debt securities. This transaction closed on February 27, 2006, and we expect to use the funds primarily for our retail expansion in 2006.

•	World’s Foremost Bank successfully completed another securitization transaction under favorable terms, securitizing an additional $250 million in credit card loans.

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

Direct Business

Our direct business uses catalogs and the Internet as marketing tools to generate sales orders via the Internet, telephone and mail. Our direct business generated $1,044.2 million in revenue in fiscal 2005, representing approximately 62.7% of our total revenue from our direct and retail businesses for fiscal 2005. See Note 20 to our consolidated financial statements and our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for additional financial information regarding our direct business.

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

Retail Business

We currently operate 14 destination retail stores in ten states. Our retail operations generated $620.1 million in revenue in fiscal 2005 representing 37.3% of our total revenue from our direct and retail businesses for fiscal 2005. See Note 20 to our consolidated financial statements and our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for additional financial information regarding our retail business.

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

Store Locations and Ownership. We currently own all of our destination retail stores. However, in connection with some of the economic development packages received from state or local governments where our stores are located, we have entered into agreements granting ownership of the taxidermy, diorama or other portions of our stores to these state and local governments. See Item 2 – “Properties” for a listing of locations of our stores.

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

The Cabela’s Club VISA card loyalty program is a rewards based credit card program, which we believe has increased brand loyalty among our customers. Our rewards program is a simple loyalty program that allows customers to earn points whenever and wherever they use their credit card and then redeem earned points for products and services through our direct business or at our destination retail stores. Our rewards program is integrated into our store point of sale system which adds to the convenience of the rewards program as our employees can inform customers of their number of accumulated points when making purchases at our stores. In fiscal 2005, approximately 19.1% of our total revenue in our direct and retail businesses was generated by sales made to customers who used their Cabela’s Club VISA credit card, compared to 17.7% in fiscal 2004.

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

Taxation Applicable to Us. We pay applicable corporate income, franchise and other taxes, to states in which our destination retail stores are physically located. Upon entering a new state, we apply for a private letter ruling from the state’s revenue department stating which types of taxes our direct and retail businesses will be required to collect and pay in such state, and we accrue and remit the applicable taxes based upon the private letter ruling. As we open more destination retail stores, we will be subject to tax in an increasing number of state and local taxing jurisdictions. Although we believe we have properly accrued for these taxes based on our current interpretation of the tax code and prior private letter rulings, state taxing authorities may challenge our interpretation, attempt to revoke their private letter rulings or amend their tax laws. If state taxing authorities are successful, additional taxes, interest and related penalties may be assessed. See “Risk Factors – Our use tax collection policy for our direct business may subject us to liabilities for unpaid use taxes on past sales” and “—Our destination retail store expansion strategy may result in our direct business establishing nexus with additional states which may cause our direct business to pay additional income and use taxes and have an adverse effect on the profitability and cash flows of our direct business.”

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

During fiscal 2005, our direct business accounted for 62.7% of the total revenue in our direct and retail businesses. Our direct business is subject to a number of risks and uncertainties, some of which are beyond our control, including the following:

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

We may incur damages due to lawsuits relating to products we sell. We are currently a defendant in 19 product liability lawsuits, including seven lawsuits relating to tree stands. Tree stands are seating platforms used by hunters to elevate themselves in a tree. In addition, sales of firearms and ammunition represented approximately 5.6% of our merchandise revenue during fiscal 2005. We may incur losses due to lawsuits, including potential class actions, relating to our performance of background checks on firearms purchases and compliance with other sales laws as mandated by state and federal law. We may also incur losses from lawsuits relating to the improper use of firearms or ammunition sold by us, including lawsuits by municipalities or other organizations attempting to recover costs from manufacturers and retailers of firearms and ammunition. Our insurance coverage and the insurance provided by our vendors for certain products they sell to us may be inadequate to cover claims and liabilities related to products that we sell. In addition, claims or lawsuits related to products that we sell or the unavailability of insurance for product liability claims could result in the elimination of these products from our product line reducing revenue. If one or more successful claims against us are not covered by or exceed our insurance coverage, or if insurance coverage is no longer available, our available working capital may be impaired and our operating results could be adversely affected. Even unsuccessful claims could result in the expenditure of funds and management time and could have a negative impact on our profitability and on future premiums we would be required to pay on our insurance policies.

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

We are party to certain lawsuits in the ordinary course of our business. The subject matter of these proceedings primarily include commercial disputes, employment issues and product liability lawsuits, including the product liability lawsuits regarding tree stands described on page 21. We also are a party to the lawsuit regarding our use tax collection policy described on page 19. We do not believe that the ultimate dispositions of these proceedings, individually or in the aggregate, will have a material adverse effect on our consolidated financial position, results of operations or liquidity.

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

Dividend Policy

We have never declared or paid any cash dividends on our common stock and do not anticipate paying any cash dividends on our common stock in the foreseeable future. In addition, our revolving credit facility and our senior notes restrict our ability to pay dividends to our stockholders based upon our prior year’s consolidated EBITDA and our consolidated net worth, respectively. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Credit Facilities and Other Indebtedness.” We were in compliance with these covenants as of December 31, 2005.

Equity Compensation Plans

The information under the heading “Executive Compensation -Equity Compensation Plan Information as of Fiscal Year-End” in our Proxy Statement relating to our 2006 Annual Meeting of Shareholders is incorporated herein by reference.

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

	Fiscal Year (1)
	2005	2004	2003	2002	2001
	(Dollars in thousands, except per share data)
Statement of Operations Data:
Revenue (13):
Direct revenue	$1,044,167	$976,157	$928,949	$871,553	$788,555
Retail revenue	620,105	498,258	407,961	305,486	262,058
Financial services revenue (2)	105,831	69,060	49,823	40,699	21,481
Other revenue (3)	29,558	12,499	5,690	6,843	5,505

Total revenue	1,799,661	1,555,974	1,392,423	1,224,581	1,077,599
Cost of revenue	1,064,322	925,665	827,528	735,445	662,186

Gross profit	735,339	630,309	564,895	489,136	415,413
Selling, general and administrative expenses	620,376	533,094	479,964	413,135	353,462

Operating income	114,963	97,215	84,931	76,001	61,951
Interest income	672	601	408	443	404
Interest expense	(10,928)	(8,178)	(11,158)	(8,413)	(7,307)
Other income (4)	10,663	10,443	5,612	4,708	4,387

Income before provision for income taxes	115,370	100,081	79,793	72,739	59,435
Provision for income taxes	42,801	35,085	28,402	25,817	21,020

Net income	72,569	64,996	51,391	46,922	38,415
Less: Cumulative redeemable convertible preferred stock dividend (6)	—	—	—	—	(3,901)

Income available to common stockholders	$72,569	$64,996	$51,391	$46,922	$34,514

Basic earnings per share	$1.12	$1.06	$0.99	$0.94	$0.77
Diluted earnings per share	$1.10	$1.03	$0.93	$0.88	$0.71
Weighted average basic shares outstanding (000’s)	64,669	61,277	52,060	49,899	44,920
Weighted average diluted shares outstanding (000’s)	66,268	63,277	55,307	53,400	53,742

Selected Balance Sheet Data (as of end of period):
Cash and cash equivalents(5) (14)	$86,923	$123,934	$112,656	$135,761	$109,755
Short-term investments (14)	—	124,250	79,925	42,875	—
Working capital	145,559	274,746	228,580	188,229	100,082
Total assets	1,366,280	1,228,231	963,553	834,968	646,690
Total debt	119,826	148,152	142,651	161,452	62,545
Total stockholders’ equity	639,853	566,354	372,515	259,530	212,075

	Fiscal Year (1)
	2005	2004	2003	2002	2001

Selected Cash Flow Data (7) (14):
Net cash flows from operating activities	$72,564	$46,659	$63,253	$54,797	$69,946
Net cash flows from investing activities	(80,617)	(171,136)	(126,785)	(126,490)	(72,251)
Net cash flows from financing activities	(28,958)	135,755	40,427	97,699	84,336

Other Data:
Number of catalogs mailed (000’s)	121,606	120,383	103,976	96,723	83,520
Number of destination retail stores (at end of period)	14	10	9	8	7
Total gross square footage (at end of the period)	2,097,840	1,317,060	1,140,709	893,810	707,868
Average sales per gross square foot (8) (13)	$367	$399	$389	$384	$371
Comparable store sales growth (9) (13)	(6.2)%	(0.8)%	0.6%	3.7%	4.4%
Depreciation and amortization	$34,912	$29,843	$26,715	$23,539	$17,355
Capital expenditures	194,659	52,568	72,972	53,387	47,257
Purchases of marketable securities (10)	65,077	74,492	18,201	32,821	13,768
EBITDA (11)	$160,538	$137,501	$117,258	$104,248	$83,693
EBITDA margin (12)	8.9%	8.8%	8.4%	8.5%	7.8%

(1)	Our fiscal years are based on the 52-53 week period ending on the Saturday closest to December 31. Our fiscal years 2005, 2004, 2002, and 2001 consisted of 52 weeks and our fiscal year 2003 consisted of 53 weeks.

(2)	On March 23, 2001, we purchased the remaining 50% ownership interest in Cabela’s Card, LLC that we did not previously own and formed a new wholly-owned bank subsidiary, World’s Foremost Bank. The financial results of the bank were consolidated with our results beginning March 23, 2001.

(3)	Other revenue consists primarily of revenue from our real estate and travel businesses.

(4)	Other income primarily consists of interest earned on economic development bonds, gains on sales of marketable securities and equity in undistributed net earnings (losses) of equity method investees.

(5)	At fiscal year end 2005, 2004, 2003, 2002 and 2001, cash and cash equivalents at World’s Foremost Bank were $80.6 million, $58.1 million, $77.2 million, $35.0 million and $34.4 million, respectively, which is included in our consolidated cash and cash equivalents. Due to regulatory restrictions, our ability to use this cash for non-banking operations, including for working capital for our direct or retail businesses or for destination retail store expansion, may be limited. See “Management’s Discussion and Analysis of Financial Condition and Results of Operation – Bank Dividend Limitations and Minimum Capital Requirements.”

(6)	In September 2001, all outstanding shares of cumulative redeemable convertible preferred stock were converted to non-voting common stock.

(7)	Cash flow data is shown as reclassified. In fiscal 2005, the Company reclassified certain portions of its retained interests related to its financial services business to operating cash flows from investing cash flows. All periods presented are shown as reclassified. We believe this reclassification does not have a material impact on our financial statements.

(8)	Average sales per gross square foot includes sales and square footage of stores that are open at the beginning of the period and at the end of the period.

(9)	A store is included in our comparable store sales base the first day of the month following the fifteen month anniversary of its opening or expansion by greater than 25% of total square footage. The percentages shown are based on a 52 to 52 week comparison.

(10)	This amount consists primarily of purchases of economic development bonds, the proceeds of which are used to construct our destination retail stores and related infrastructure. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Retail Store Expansion.”

(11)	When we use the term “EBITDA”, we are referring to net income minus interest income plus interest expense, income taxes and depreciation and amortization. We present EBITDA because we consider it an important supplemental measure of our performance. We also use EBITDA to determine our compliance with some of the covenants under our revolving credit facility.

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

The following table reconciles EBITDA to net income:

	Fiscal Year (1)
	2005	2004	2003	2002	2001
	(Dollars in thousands)
Net income	$72,569	$64,996	$51,391	$46,922	$38,415
Deprecation and amortization.	34,912	29,843	26,715	23,539	17,355
Interest income	(672)	(601)	(408)	(443)	(404)
Interest expense	10,928	8,178	11,158	8,413	7,307
Income taxes	42,801	35,085	28,402	25,817	21,020

EBITDA	$160,538	$137,501	$117,258	$104,248	$83,693

(12)	EBITDA margin is defined as our consolidated EBITDA as a percentage of our consolidated revenue.

(13)	As discussed in Note 20 to our consolidated financial statements, on March 22, 2006, we changed the fee structure between our Financial Services segment and our other segments to more appropriately reflect current market conditions. This change was effective January 1, 2006. The segment information presented reflects this change as if it had taken place in all periods presented.

(14)	All periods presented herein have been revised for the effects of the restatement discussed in Note 22 to our consolidated financial statements. This restatement did not have any impact on our revenue, net income, total assets, stockholders’ equity or earnings per share.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Management’s Discussion and Analysis has been revised for the effects of the restatement discussed in Note 22 to the financial statements. In addition, all segment information has been recast to show the effects of the change in fee structure between our Financial Services segment and our other segments discussed in Note 20 to the financial statements.

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

Increase in interchange income. We have experienced an increase in interchange fee income as VISA raised the interchange rate charged to merchants in 2004, and we participated in a new reward program with VISA in 2005 that increased our interchange income. These changes accounted for a $5.7 million and $1.4 million increase in revenue, or 5.4% and 2.0% of our total Financial Services revenue, in fiscal 2005 and fiscal 2004, respectively.

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

Results of Operations

Our fiscal year ends on the Saturday closest to December 31. Fiscal years 2005 and 2004 each consisted of 52 weeks, while fiscal year 2003 consisted of 53 weeks. Our operating results for fiscal years 2005, 2004 and 2003, expressed as a percentage of revenue, were as follows:

	Fiscal Years
	2005	2004	2003
Revenue	100.0%	100.0%	100.0%
Cost of revenue	59.1	59.5	59.4

Gross profit	40.9	40.5	40.6
Selling, general and administrative expenses	34.5	34.3	34.5

Operating income	6.4	6.2	6.1

Interest income	0.0	0.0	0.0
Interest expense	(0.6)	(0.5)	(0.8)
Other income (net)	0.6	0.7	0.4

Total other income	(0.0)	0.2	(0.4)
Income before provision for income taxes	6.4	6.4	5.7
Income tax expense	2.4	2.3	2.0

Net income	4.0%	4.1%	3.7%

Segment Information

The following table sets forth the revenue and operating income of each of our segments for fiscal years 2005, 2004 and 2003.

	Fiscal Years
	2005	2004	2003
	(Dollars in thousands)
Direct revenue	$1,044,167	$976,157	$928,949
Retail revenue	620,105	498,258	407,961
Financial services revenue	105,831	69,060	49,823
Other revenue	29,558	12,499	5,690

Total revenue	$1,799,661	$1,555,974	$1,392,423

Direct operating income	$171,908	$156,974	$153,230
Retail operating income	85,895	78,454	60,627
Financial services operating income	23,060	9,257	631
Other operating income (loss)	(165,900)	(147,470)	(129,557)

Total operating income	$114,963	$97,215	$84,931

As a Percentage of Total Revenue:
Direct revenue	58.0%	62.7%	66.7%
Retail revenue	34.5	32.0	29.3
Financial services revenue	5.9	4.4	3.6
Other revenue	1.6	0.9	0.4

Total revenue	100.0%	100.0%	100.0%

As a Percentage of Segment Revenue:
Direct operating income	16.5%	16.1%	16.5%
Retail operating income	13.9%	15.7%	14.9%
Financial services operating income	21.8%	13.4%	1.3%
Total operating income (1)	6.4%	6.2%	6.1%

(1)	The percentage of total operating income is a percentage of total consolidated revenue.

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

Financial Services Revenue as reported in the Financial Statements:

	Fiscal Years
	2005	2004	2003
	(Dollars in thousands)
Interest and fee income	$17,196	$12,735	$7,858
Interest expense	(3,241)	(3,063)	(3,226)

Net interest income	13,955	9,672	4,632

Non-interest income:
Securitization income (1)	133,032	96,466	74,472
Other non-interest income	31,836	24,905	19,050

Total non-interest income	164,868	121,371	93,522

Less: Customer rewards costs	(72,992)	(61,983)	(48,331)

Financial Services revenue	$105,831	$69,060	$49,823

(1)	For the fiscal years ended 2005, 2004 and 2003, we recognized gains on sale of credit card loans of $17.0 million, $8.9 million and $5.9 million, respectively, which are reflected as a component of securitization income.

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

Managed Financial Services Revenue:

	Fiscal Years
	2005	2004	2003
	(Dollars in thousands)
Interest income	$102,824	$71,309	$54,412
Interchange income, net of customer reward costs	42,468	27,449	20,490
Other fee income	20,738	16,841	13,605
Interest expense	(41,654)	(26,750)	(21,361)
Provision for loan losses	(24,254)	(20,208)	(17,380)
Other	5,709	419	57

Managed Financial Services revenue	$105,831	$69,060	$49,823

As a Percentage of Managed Credit Card Loans
Managed Financial Services Revenue:
Interest income	9.4%	8.0%	7.7%
Interchange income, net of customer reward costs	3.9	3.1	2.9
Other fee income	1.9	2.0	1.9
Interest expense	(3.8)	(3.0)	(3.0)
Provision for loan losses	(2.2)	(2.3)	(2.4)
Other	0.5	0.0	0.0

Managed Financial Services revenue	9.7%	7.8%	7.1%

Average reported credit card loans	$106,115	$82,526	$61,850
Average managed credit card loans	$1,095,580	$888,730	$705,265

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

Direct Revenue. Direct revenue increased by $68.0 million, or 7.0%, to $1,044.2 million in fiscal 2005 from $976.2 million in fiscal 2004 primarily due to growth in sales through our website. The number of customer packages shipped increased by 8.0% to 9.9 million in fiscal 2005. Circulation of our catalogs increased by 0.8 billion pages, or 2.3%, to 35.3 billion pages in fiscal 2005 from 34.5 billion pages in fiscal 2004. The number of active customers, which we define as those customers who have purchased merchandise from us in the last twelve months, increased by 4.8% to approximately 4.4 million in fiscal 2005 over fiscal 2004. The product categories that contributed the largest dollar volume increase to our fiscal 2005 Direct revenue growth included hunting equipment, footwear and camping.

Retail Revenue. Retail revenue increased by $121.8 million, or 24.5%, to $620.1 million in fiscal 2005 from $498.3 million in fiscal 2004 due to increased new store sales of $154.9 million. Revenue for stores in our comparable base decreased by $28.8 million, or 6.2%, compared to fiscal 2004. We attribute the decrease in comparable store sales to the addition of our Hamburg, Pennsylvania store in the comparable store base, higher gasoline prices, unemployment related to the industries near our Dundee, Michigan store and cannibalization of sales from our Owatonna, Minnesota store related to the opening of our Rogers, Minnesota store. Our Hamburg store was very successful in 2004 making comparable store sales challenging.

Hurricanes in the southern part of the United States may have had some impact on our two new stores in Texas, however the primary impact was the hurricanes’ effect on gasoline prices. The product categories that contributed the largest dollar volume increase to our Retail revenue growth in fiscal 2005 included hunting equipment, camping and footwear.

Financial Services Revenue. Financial Services revenue increased by $36.7 million, or 53.2%, to $105.8 million in fiscal 2005 from $69.1 million in fiscal 2004 primarily due to an increase in securitization income of $36.6 million. The 37.9% increase in securitization income was primarily a result of interchange income increasing by $26.0 million as our customers’ VISA net purchases increased by 22.2%. In addition, our participation in a new reward program with VISA increased our interchange income by $5.7 million for the fiscal year. Customer reward costs, which are netted against Financial Services revenue, generally increase at the same rate as VISA net purchases. However, in fiscal 2005, customer reward costs increased only $11.0 million, or 17.8% over fiscal 2004. The decrease in the growth rate of customer reward costs as compared to VISA net purchases was caused by changes in some of our promotional event campaigns and the implementation of the instant credit program in our destination retail stores in the second fiscal quarter of 2005. Instant credit allows customers to find out within minutes if they are approved for credit. Changes in our customer rewards program implemented in connection with instant credit have reduced the customer rewards costs related to the acquisition of new accounts. Compared to fiscal 2004, the number of average active accounts in fiscal 2005 grew by 17.3% to 726,214 and the average balance per active account grew by 5.1% to approximately $1,509.

Gross Profit

Gross profit increased by $105.0 million, or 16.7%, to $735.3 million in fiscal 2005 from $630.3 million in fiscal 2004. As a percentage of revenue, gross profit increased to 40.9% for fiscal 2005, compared to 40.5% in fiscal 2004. Our Financial Services revenue growth of $36.7 million, which does not have any corresponding increase in cost of revenue, provided for an increase of 0.9% to gross profit as a percent of revenue. However, this was offset by a decline in merchandising gross profit of 0.4% of merchandise revenue, as discussed below, and a decline of 0.1% in gross profit as a percent of revenue on our other revenue due to sales of land at relatively low gross profit.

Merchandising Business. The gross profit of our merchandising business increased by $64.0 million, or 11.5%, to $620.2 million in fiscal 2005 from $556.2 million in fiscal 2004. As a percentage of merchandise revenue, gross profit declined by 0.4% to 37.3% in fiscal 2005 from 37.7% in fiscal 2004. The decline was attributable to increased freight costs due to higher fuel prices. Freight costs increased by 0.6% of merchandise revenue to 2.9% of merchandise revenue in fiscal 2005 compared to 2.3% of merchandise revenue in fiscal 2004. Declines in gross profit due to freight costs were offset by improved merchandising practices and less discounting as a percentage of merchandise revenue over the prior year.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased by $87.3 million, or 16.4%, to $620.4 million in fiscal 2005 from $533.1 million in fiscal 2004. Selling, general and administrative expenses were 34.5% of revenue in fiscal 2005, compared to 34.3% in fiscal 2004. The most significant factors contributing to the increase in selling, general and administrative expenses included:

•	Other selling, general and administrative expenses attributed to shared services comprised $22.6 million of the total increase in selling, general and administrative expense and increased primarily as a result of the addition of new employees, which increased salary and wages, related taxes, insurance and benefits, and 401(k) matching expense by $10.6 million. The additional new employees were hired primarily in the distribution department, relating to expansion of retail distribution and increases in the direct business. In addition, we hired additional personnel in management information systems, finance, legal and human resources to support our growing infrastructure. Bonuses increased by $4.5 million due in part to our improved performance, but also due to the elimination of extended vesting on executive bonus compensation whereby deferred bonuses of $1.7 million were fully expensed in 2005 rather than expensed over a two-year period in accordance with the previous plan. Depreciation expense increased $2.8 million as the Wheeling distribution center was in service for a full year in 2005 compared to a partial year in 2004. In addition, there were system related projects put in service for the distribution centers tracking of inventory and for various corporate projects. Furniture and fixtures were put in service for various corporate expansion projects. Supplies expense increased $2.0 million related to increased supplies in the distribution area and additional new employees. Repairs and maintenance costs increased by $1.7 million due to increased infrastructure and software maintenance costs. Property taxes increased by $1.7 million due to a credit for an estimated rebate on a state tax program recorded in fiscal 2004.

•	Direct selling, general and administrative expenses comprised $8.6 million of the total increase in selling, general and administrative expense. Catalog production costs increased by $7.8 million, or 5.3%. Catalog costs increased to $154.2 million, or 14.8% of Direct revenue in fiscal 2005, from $146.4 million, or 15.0% of Direct revenue in fiscal 2004. This decrease in catalog costs as a percent of our Direct revenue was primarily due to the strong Direct revenue increase and the focus on achieving the optimal circulation program. Salary and related benefits increased by $5.0 million due in part to additional employees in our promotional area and due to an increase in health insurance of $1.5 million. The increase in health insurance was partly due to an increase in standard insurance rates charged to some of our smaller subsidiaries as the number of their employees increased. Advertising increased by $2.7 million as a result of Internet advertising fees. Our credit card discount fees increased by $1.9 million. As a percentage of revenue these fees increased 0.1% as interchange rates have increased. Repairs and maintenance costs increased by $0.6 million related to a software and equipment maintenance agreement for our customer relations department. These increases in selling, general and administrative expenses were partially offset by an increase in the marketing fee allocated to our Direct segment from our Financial Services segment of $9.7 million, or 0.9% of Direct revenue.

•	Retail selling, general and administrative expenses comprised $33.1 million of the total increase in selling, general and administrative expense primarily due to having more stores and to increased new store development and pre-opening costs. We break these costs into three categories. The first category is pre-opening and new store development costs, which are all costs that we incur prior to a store’s opening. The second category is the selling, general and administrative costs of new stores after they have opened, but before they are included in the comparable store base. The final category is the selling, general and administrative expenses that are incurred by the stores in our comparable store base. In fiscal 2005, our new store development and pre-opening costs increased by $7.6 million related to our retail expansion efforts. We also had four new stores that accounted for an increase of $35.8 million in selling, general and administrative expenses. The increases in selling, general and administrative expenses related to new stores were partially offset by a reduction of $5.9 million in the selling, general and administrative expenses of stores in our comparable store base, compared to those same stores in the prior year, and by an increase in the marketing fee allocated to our Retail segment from our Financial Services segment of $4.3 million, or 0.7% of Retail revenue.

•	Financial Services selling, general and administrative expenses comprised $23.0 million of the total increase in selling, general and administrative expense. This was primarily due to increased marketing fees of $14.0 million allocated to our other segments. Advertising and promotion costs, including new account acquisition costs, increased by $3.9 million due to increases in VISA assessments, new account acquisition costs and account retention tools. Third-party data processing services increased by $1.8 million, as the number of credit card accounts and transactions increased. Salary and related benefits increased $1.5 million with the growth of the bank. Professional fees increased $0.9 million due to consulting services for industry data research. Bad debt expense increased by $0.7 million primarily due to an increase in counterfeit fraud. Our bad debts relating to fraud are less than industry standards.

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

Direct Revenue. Direct revenue increased by $47.2 million, or 5.1%, to $976.2 million in fiscal 2004 from $928.9 million in fiscal 2003 primarily due to growth in sales through our website. When we adjust for the extra week in fiscal 2003, our direct revenue grew by 6.7%. The number of customer packages shipped increased by 5.3% to 8.1 million in fiscal 2004. Circulation of our catalogs increased by 3.3 billion pages, or 10.6%, to 34.5 billion pages in fiscal 2004 from 31.2 billion pages in fiscal 2003. The number of active customers, which we define as those customers who have purchased merchandise from us in the last twelve months, increased by 6.1% to approximately 4.2 million in fiscal 2004 over fiscal 2003. The product categories that contributed the largest dollar volume increase to our Direct revenue growth included work wear, home furnishings and archery with paint ball being our fastest growing category in the Direct segment for fiscal 2004.

Retail Revenue. Retail revenue increased by $90.3 million, or 22.1%, to $498.3 million in fiscal 2004 from $408.0 million in fiscal 2003 due to increased new store sales of $99.3 million. Retail revenue increased 24.0% on a comparative 52 week basis. Revenue for stores in our comparable base decreased by $8.9 million compared to fiscal 2003. We believe that the decrease is primarily attributable to the extra week in fiscal 2003. Our comparable store sales on a 52 week basis decreased 0.8%. The product categories that contributed the largest dollar volume increase to our Retail revenue growth included firearms, archery, and optics with paint ball being our fastest growing category in the Retail segment for fiscal 2004.

Financial Services Revenue. Financial Services revenue increased by $19.3 million, or 38.6%, to $69.1 million in fiscal 2004 from $49.8 million in fiscal 2003, due to an increase in securitization income of $22.0 million, an increase in other non-interest income of $5.9 million and an increase in net interest and fee income of $5.0 million. The 29.5% increase in securitization income was primarily a result of interchange income increasing by $20.6 million as our customers’ VISA net purchases increased by 26.9%. In addition, an increase in VISA rates improved interchange income by $1.4 million for the fiscal year. The increase in securitization income was partially offset by an increase in customer reward costs of $13.7 million, or 28.2%. These costs generally increase proportionately with the amount of customer VISA purchases. We had various promotions in the fourth fiscal quarter where customers earned additional rewards, which caused reward points expense to increase at a higher rate than VISA purchases. Compared to fiscal 2003, the number of average active accounts grew by 18.5% to 618,951 and the average balance per active account grew by 6.3% to approximately $1,436.

Gross Profit

Gross profit increased by $65.4 million, or 11.6%, to $630.3 million in fiscal 2004 from $564.9 million in fiscal 2003. As a percentage of revenue, gross profit declined slightly to 40.5% for fiscal 2004, compared to 40.6% in fiscal 2003. Our Financial Services revenue growth of $19.3 million, which does not have any corresponding increase in cost of revenue, provided for an increase of 0.6% to gross profit as a percent of revenue. However, this was offset by a decline in merchandising gross profit of 0.5% of merchandise revenue, as discussed below, and a decline of 0.2% in gross profit as a percent of revenue on our other revenue due to a sale of land with no gross profit.

Merchandising Business. The gross profit of our merchandising business increased by $46.2 million, or 9.1%, to $556.2 million in fiscal 2004 from $510.0 million in fiscal 2003. As a percentage of merchandise revenue, gross profit declined by 0.5% to 37.7% in fiscal 2004, from 38.2% in fiscal 2003. The decline was attributable to increased promotional activities, increased freight costs and a decrease in our net shipping margin. Promotional activity recorded in net revenue had a negative impact on gross merchandising margin of 0.8% of merchandise revenue. Increased freight costs of $5.5 million contributed to 0.3% of the decrease in our gross profit as a percent of merchandise revenue. And finally, a decrease in net shipping margin (shipping income less shipping expense) decreased our merchandising gross profit by 0.1% of merchandise revenue. These decreases were partially offset by improved merchandising practices.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased by $53.1 million, or 11.1%, to $533.1 million in fiscal 2004 from $480.0 million in fiscal 2003. Selling, general and administrative expenses were 34.3% of revenue in fiscal 2004, compared to 34.5% in fiscal 2003. The most significant factors contributing to the increase in selling, general and administrative expenses included:

•	Other selling, general and administrative expenses attributed to shared services comprised $17.9 million of the total increase in selling, general and administrative expense and increased primarily as a result of the addition of new employees, which increased salary and wages, related taxes, insurance and benefits, and 401(k) matching expense by $14.4 million. The additional new employees were hired primarily in the distribution department, relating to the new distribution center in Wheeling, West Virginia. In addition to new employees, there was a $1.7 million compensation charge related to stock options granted at less than fair market value under our 2004 stock plan, which was included in the increase in salary and wages. Professional fees increased over the prior year by $1.9 million, of which $0.6 million was attributable to costs of the secondary offering that were expensed in the fourth fiscal quarter. We also incurred increases in various selling, general and administrative expense line items, which in total were $0.8 million, and were related to moving an operation to a new location.

•	Direct selling, general and administrative expenses comprised $12.8 million of the total increase in selling, general and administrative expense and increased primarily as a result of an increase in catalog production costs of $12.4 million, or 9.2%. Catalog costs increased to $146.4 million, or 15.0% of Direct revenue in fiscal 2004, from $134.0 million, or 14.4% of Direct revenue in fiscal 2003. This increase in catalog costs as a percent of our Direct revenue was primarily due to the following factors: sales in the first half of the year that were below our expectations and our continued use of our catalog as a marketing tool to increase brand awareness and to encourage customers to visit our destination retail stores. Our credit card discount fees increased by $1.1 million, but were still in line with the increase as a percentage of revenue. All other costs remained relatively flat as a percentage of revenue.

•	Retail selling, general and administrative expenses comprised $11.8 million of the total increase in selling, general and administrative expense primarily due to new store operating costs of $13.4 million, which were offset by a reduction in comparable store costs of $1.2 million. Included in the new store costs were our pre-opening and expansion costs, which decreased by $3.4 million over fiscal 2003. In 2004, we opened a 176,000 square foot store as compared to 2003 when we opened a 247,000 square foot store. The size of the store impacted the pre-opening costs. The pre-opening costs include vendor cooperative payments and direct reimbursement advertising that reduced the pre-opening costs of our stores. Included in the comparable store costs was a reduction in salary and wages of $2.1 million due to better payroll management and scheduling practices. Total advertising increased as a percent of Retail revenue for the year to 1.7% of Retail revenue compared to 1.4% of Retail revenue in fiscal 2003. Total salary and wages, including new stores, decreased as a percent of retail revenue by 0.7% to 11.2% in fiscal 2004, from 11.9% in fiscal 2003.

•	Financial Services selling, general and administrative expenses comprised $10.6 million of the total increase in selling, general and administrative expense. Advertising and promotion costs related to new account acquisitions increased by $4.3 million. Third-party data processing services increased by $2.3 million, as the number of credit card transactions increased. Salary and wages and other related wage costs increased $1.2 million with the growth of the bank. Bad debt expense increased by $0.9 million as the amount of managed receivables outstanding increased. As a percentage of managed receivables our bad debt expense decreased and continued to be well below industry standards. Postage increased by $0.8 million, but as a percentage of revenue it remained flat.

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

The following table sets forth unaudited financial and operating data in each quarter during fiscal years 2005 and 2004. This quarterly information has been prepared on a basis consistent with our audited financial statements and includes all normal recurring adjustments that we consider necessary for a fair presentation of the information shown. This information should be read in conjunction with our selected financial data and audited consolidated financial statements and the notes thereto appearing elsewhere in this report. Our quarterly operating results may fluctuate significantly as a result of these and a variety of other factors, and operating results for any quarter are not necessarily indicative of results for a full fiscal year. See “Risk Factors” and “-Influences on Period Comparability.”

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

	2005		2004
	Loans Outstanding	Percentage of Total	Loans Outstanding	Percentage of Total
Months Since Account Opened		(Dollars in thousands)
6 months or Less	$87,394	6.5%	$53,803	5.0%
7 – 12 months	83,531	6.2	70,600	6.5
13 – 24 months	170,864	12.7	155,500	14.4
25 – 36 months	170,886	12.8	169,804	15.7
37 – 48 months	178,980	13.3	183,254	16.9
49 – 60 months	190,011	14.2	233,624	21.5
61 – 72 months	240,743	18.0	82,640	7.6
73 – 84 months	83,701	6.3	28,514	2.6
85 + months	134,710	10.0	105,381	9.8

Total	$1,340,820	100.0%	$1,083,120	100.0%

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

Cash used in investing activities was $80.6 million in fiscal 2005 as compared with $171.1 million in fiscal 2004. The decrease in cash used was primarily due to a reduction in purchases of short-term investments of $135.8 million and an increase in sales of short-term investments of $32.8 million. In addition, local governments retired the bonds we owned related to our Kansas City, Kansas store and bonds related to our Prairie Du Chien, Wisconsin store for $60.1 million in principal. The cash provided by these investing activities was offset by an increase in capital expenditures of $142.1 million due to our retail expansion efforts.

Cash used in investing activities was $171.1 million in fiscal 2004 as compared with $126.8 million in fiscal 2003. The increase in cash used was primarily due to an increase in the purchase of economic development bonds of $56.3 million related to our destination retail stores and an increase in the purchase of short-term investments of $45.4 million. An additional increase in cash used for investing activities was due to increased credit card loans receivable of $5.3 million. These credit card loans are related to our new third party loans carried by our bank. These credit card loans receivable are currently not included in our securitization programs and therefore are held on our books. These increases in cash used for investing activities were offset by an increase in sales of short-term investments of $38.1 million, a decrease in our capital expenditures of $20.4 million and the proceeds from our sale of our investment in Great Wolf Lodge, LLC of $8.8 million.

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

Grants. Under various grant programs, state or local governments provide funding for certain costs associated with developing and opening a new destination retail store. We generally have received grant funding in exchange for commitments, such as assurance of agreed employment and wage levels at our destination retail stores or that the destination retail store will remain open, made by us to the state or local government providing the funding. The commitments typically phase out over approximately five to ten years, but if we fail to maintain the commitments during the applicable period, the funds we received may have to be repaid or other adverse consequences may arise. Our failure to comply with the terms of current economic development packages could result in our repayment of grant money or other adverse consequences that would affect our cash flows and profitability. As of December 31, 2005 and January 1, 2005, the total amount of grant funding subject to a specific contractual remedy was $16.6 million and $17.7 million, respectively. Portions of seven of our destination retail stores, such as wildlife displays and museums, are subject to forfeiture provisions. In addition, there are 30.3 acres of undeveloped property subject to forfeiture. We expect to forfeit 15.3 acres of this undeveloped property as a result of not developing or selling this property during the agreed upon period. The 15.3 acres expected to be forfeited has no book basis and therefore the forfeiture will not create an income statement impact.

Economic Development Bonds. Through economic development bonds, the state or local government sells bonds to provide funding for land acquisition, readying the site, building infrastructure and related eligible expenses associated with the construction and equipping of our destination retail stores. We typically have been the sole purchaser of these bonds. The bond proceeds that are received by the governmental entity are then used to fund the construction and equipping of new destination retail stores and related infrastructure development. While purchasing these bonds involves an initial cash outlay by us in connection with a new store, some or all of these costs can be recaptured through the repayments of the bonds. The payments of principal and interest on the bonds are typically tied to sales, property or lodging taxes generated from the store and, in some cases, from businesses in the surrounding area, over periods which range between 20 and 30 years. In addition, some of the bonds that we have purchased may be repurchased for par value by the governmental entity prior to the maturity date of the bonds. However, the governmental entity from which we purchase the bonds is not otherwise liable for repayment of principal and interest on the bonds to the extent that the associated taxes are insufficient to pay the bonds. In one location, the bonds will become subordinated to other bonds associated with the development if we fail to continue to operate the store over a prescribed period. After purchasing the bonds, we typically carry them on our balance sheet as “available for sale” marketable securities and value them based upon management’s projections of the amount of tax revenue that will be generated to support principal and interest payments on the bonds. We have limited experience in valuing these bonds and, because of the unique features of each project, there is no independent market data for valuation of these types of bonds. If sufficient tax revenue is not generated by the subject properties, we will not receive scheduled payments and will be unable to realize the full value of the bonds carried on our balance sheet. See “—Critical Accounting Policies and Use of Estimates – Economic Development Bonds” and “Risk Factors –Risks Related to our Merchandising Business—The failure of properties to generate sufficient taxes to amortize the economic development bonds owned by us that relate to the development of such properties would have an adverse impact on our cash flows and profitability.” As of December 31, 2005 and January 1, 2005, we carried $144.5 million and $144.6 million, respectively, of economic development bonds on our balance sheet.

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

We are party to inventory financing agreements that allow certain vendors providing boat merchandise to give us extended payment terms. The vendors are responsible for all interest payments for the financing period and the financing company holds a security interest in the specific boat inventory we hold. Our revolving credit facility limits this security interest to $20.0 million. We record this boat merchandise in inventory with an offsetting liability in accounts payable. The loans and payments are reflected in the financing section of our cash flow statement as advances and payments on lines of credit. The extended payment terms to the vendors do not exceed one year. The outstanding liability under the inventory financing agreements was $1.4 million and $0.4 million at the end of fiscal 2005 and 2004, respectively.

Our bank entered into an unsecured uncommitted Federal Funds Sales Agreement with a bank on October 7, 2004. The maximum amount of funds which can be outstanding is $25.0 million of which no amounts were outstanding at December 31, 2005 and January 1, 2005. On October 8, 2004, our bank entered into an unsecured uncommitted Federal Funds Line of Credit Agreement with another bank. The maximum amount of funds which can be outstanding is $40.0 million of which no amounts were outstanding at December 31, 2005 and January 1, 2005.

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

Contractual Obligations

	2006	2007	2008	2009	2010	There- after	Total
	(Dollars in thousands)
Long-term debt	$28,886	$26,643	$26,583	$26,445	$544	$2,230	$111,331
Interest payments(1)	5,654	4,188	2,833	1,471	150	326	14,622
Capital lease obligation(2)	750	1,000	1,000	1,000	1,000	24,417	29,167
Operating leases(3)	3,110	2,880	3,316	3,304	3,304	33,247	49,161
Time deposits by maturity	62,683	13,805	8,700	5,900	17,900	500	109,488
Obligations under new store & expansion arrangements(4)	138,913	125,650	2,796	961	1,430	2,765	272,515
Purchase obligations(5)	387,931	23,929	19,044	306	310	—	431,520
Deferred compensation	1,795	108	36	—	—	5,236	7,175

Total	$629,722	$198,203	$64,308	$39,387	$24,638	$68,721	$1,024,979

(1)	These amounts do not include estimated interest payments due under our revolving credit facility described below in “-Other Commercial Commitments” because the amount that will be borrowed under this facility in future years is uncertain at this time.

(2)	The capital lease obligation is for the lease of our Wheeling, West Virginia distribution center. This lease was amended during 2005 to provide for an increase in rent effective July 2006 upon completion of the expanded distribution center.

(3)	Includes amounts due under operating leases for two of our destination retail stores scheduled to open in fiscal 2006 and one of our destination retail stores scheduled to open in fiscal 2007.

(4)	Obligations under new store and expansion arrangements include approximately $237.4 million of contractual obligations, including the purchase of bonds, associated with eight of our destination retail stores and $23.1 million of economic development bond funding in connection with our Wheeling, West Virginia distribution center.

(5)	Our purchase obligations relate primarily to purchases of inventory, shipping and other goods and services in the ordinary course of business under binding purchase orders. The amount of purchase obligations shown is based on assumptions regarding the legal enforceability against us of purchase orders we had outstanding as of fiscal year end 2005. Under different assumptions regarding our rights to cancel our purchase orders or different assumptions regarding the enforceability of the purchase orders under applicable laws, the amount of purchase obligations shown in the table above would be less.

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

Other Commercial Commitments

	2006	2007	2008	2009	2010	There- after	Total
	(Dollars in thousands)
Revolving line of credit (1)	$—	—	—	—	—	—	$—
Revolving line of credit for boat inventory (2)	1,443	—	—	—	—	—	1,443
Bank – federal funds lines (3)	—	—	—	—	—	—	—
Letters of credit	36,708	—	—	—	—	—	36,708
Standby letters of credit	6,434	—	—	—	—	—	6,434

Total	$44,585	—	—	—	—	—	$44,585

(1)	Our credit agreement allows for maximum borrowings of $325 million including lender letters of credit and standby letters of credit. As of fiscal year end 2005, the total amount available for borrowing under this revolving line of credit, including lender letters of credit and standby letters of credit, was $281.9 million.

(2)	The revolving line of credit for boat financing is limited to $20.0 million of secured collateral.

(3)	The maximum amount of funds on the bank federal funds lines which can be outstanding is $65.0 million of which no amounts were outstanding at the end of fiscal 2005.

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

Securitizations—As described above under “-Credit Card Loan Securitizations,” all of the bank’s securitization transactions have been accounted for as sale transactions and the loans relating to those pools of assets are not reflected on our consolidated balance sheet.

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

On July 14, 2005, the FASB published an exposure draft entitled “Accounting for Uncertain Tax Positions –an interpretation of FASB Statement No. 109” (“the proposed interpretation”). The proposed interpretation is intended to reduce the significant diversity in practice associated with recognition and measurement of income taxes by establishing consistent criteria for evaluating uncertain tax positions. The proposed interpretation establishes a probable recognition threshold. To recognize a benefit from a tax position, a company must conclude that the position is probable of being sustained upon audit based solely on the technical merits of the position. Once the probable recognition threshold is met, the best estimate of the amount that would be sustained on audit should be recognized. In the period in which it becomes more likely than not that a tax position would no longer be sustained upon an audit by a taxing authority, the benefit should be derecognized by recording an income tax liability or reducing a deferred tax asset. A liability arising from the difference between the position taken in the tax return and the amount booked in the financial statements pursuant to the proposed interpretation should be classified as a current liability if expected to be paid within one year. However, if the liability arises from a taxable temporary difference, it would be classified as a deferred tax liability. Companies should follow the disclosure requirements of Statement 5 for both loss and gain contingencies related to uncertain tax positions. The transition adjustment resulting from the application of this interpretation would be recorded as a cumulative-effect change in the income statement as of the end of the period of adoption. The FASB met in January 2006 and continues to deliberate over the issues in this interpretation, it has also determined that the final interpretation would not be effective until the first fiscal year ending after December 15, 2006.

In February 2006, the FASB issued Statement No. 155, “Accounting for Certain Hybrid Financial Instruments – an amendment to FASB Statements No. 133 and 140” (“Statement 155”). Statement 155 eliminates the exemption from applying Statement 133 to interests in securitized financial assets so that similar instruments are accounted for similarly regardless of the form of the instruments. It also allows us to elect fair value measurement at acquisition, at issuance, or when a previously recognized financial instrument is subject to a remeasurement (new basis) event, on an instrument-by-instrument basis, in cases in which a derivative would otherwise have to be bifurcated. This statement is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. Provisions of Statement 155 may be applied to instruments that we hold at the date of adoption on an instrument-by-instrument basis. We are currently reviewing Statement 155 and have not yet determined the impact on our financial statements.

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

As discussed in Note 22, the accompanying consolidated balance sheet as of January 1, 2005 and the consolidated statements of cash flows for each of the three years in the period ended December 31, 2005 have been restated.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2006 (September 1, 2006 as to the effects of the material weakness described in Management’s Report on Internal Control Over Financial Reporting (as revised)) expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an adverse opinion on the effectiveness of the Company’s internal control over financial reporting because of a material weakness.

/s/ Deloitte & Touche LLP

DELOITTE & TOUCHE LLP

Omaha, Nebraska

February 28, 2006

(September 1, 2006 as to Notes 20 and 22)

CABELA’S INCORPORATED AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollar Amounts in Thousands Except Share and Per Share Amounts)

	December 31, 2005	January 1, 2005 (As Restated - Note 22)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$86,923	$123,934
Short-term investments	—	124,250
Accounts receivable, net of allowance for doubtful accounts of $1,404 at December 31, 2005 and $1,483 at January 1, 2005	35,342	33,524
Credit card loans held for sale (Note 2)	77,690	64,019
Credit card loans receivable, net of allowance of $536 at December 31, 2005 and $65 at January 1, 2005 (Note 2)	11,968	5,209
Inventories	396,635	313,002
Prepaid expenses and deferred catalog costs	42,725	31,294
Deferred income taxes (Note 10)	—	2,240
Other current assets	42,744	31,015

Total current assets	694,027	728,487

PROPERTY AND EQUIPMENT, NET (Note 3)	459,622	294,141

OTHER ASSETS:
Intangible assets, net (Note 4)	3,617	4,555
Land held for sale or development	12,599	18,153
Retained interests in securitized loans (Note 2)	34,465	28,723
Marketable securities (Note 5)	145,744	145,587
Investment in equity method investee	355	830
Other	15,851	7,755

Total other assets	212,631	205,603

Total assets	$1,366,280	$1,228,231

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$162,305	$100,826
Unpresented checks net of bank balance	21,652	34,653
Accrued expenses and other liabilities	55,941	50,264
Gift certificates and credit card reward points (Note 1)	121,120	97,242
Accrued employee compensation and benefits	60,247	54,925
Time deposits (Note 6)	62,683	48,953
Current maturities of long-term debt (Note 8)	29,049	28,327
Income taxes payable	31,477	38,551
Deferred income taxes (Note 10)	3,994	—

Total current liabilities	548,468	453,741

LONG-TERM LIABILITIES:
Long-term debt, less current maturities (Note 8)	90,777	119,825
Long-term time deposits (Note 6)	46,805	51,706
Deferred compensation	7,169	8,614
Deferred grant income	13,018	11,366
Deferred income taxes (Note 10)	20,190	16,625

Total long-term liabilities	177,959	208,136

COMMITMENTS AND CONTINGENCIES (Notes 7, 12, 14, and 19)
STOCKHOLDERS’ EQUITY: (Notes 15 and 17)
Common stock, $0.01 par value:
Class A Voting, 245,000,000 shares authorized; 56,691,249 and 56,494,975 shares issued and outstanding at December 31, 2005 and January 1, 2005, respectively	568	566
Class B Non-voting, 245,000,000 shares authorized; 8,073,205 and 8,073,205 shares issued and outstanding at December 31, 2005 and January 1, 2005, respectively	80	80
Preferred stock, 10,000,000 shares authorized, no shares issued or outstanding	—	—
Additional paid-in capital	239,868	236,198
Retained earnings	399,363	326,794
Accumulated other comprehensive income (loss)	(26)	2,716

Total stockholders’ equity	639,853	566,354

Total liabilities and stockholders’ equity	$1,366,280	$1,228,231

See notes to consolidated financial statements.

CABELA’S INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Dollar Amounts in Thousands Except Per Share and Share Amounts)

	2005	2004	2003
REVENUE:
Merchandise sales	$1,664,272	$1,474,415	$1,336,910
Financial services revenue	105,831	69,060	49,823
Other revenue	29,558	12,499	5,690

Total revenue	1,799,661	1,555,974	1,392,423

COST OF REVENUE:
Cost of merchandise sales	1,044,028	918,206	826,869
Cost of other revenue	20,294	7,459	659

Total cost of revenue (exclusive of depreciation and amortization)	1,064,322	925,665	827,528

GROSS PROFIT	735,339	630,309	564,895
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	620,376	533,094	479,964

OPERATING INCOME	114,963	97,215	84,931

OTHER INCOME (EXPENSE):
Interest income	672	601	408
Interest expense	(10,928)	(8,178)	(11,158)
Other income, net (Note 9)	10,663	10,443	5,612

	407	2,866	(5,138)

INCOME BEFORE PROVISION FOR INCOME TAXES	115,370	100,081	79,793
INCOME TAX EXPENSE (Note 10)	42,801	35,085	28,402

NET INCOME	$72,569	$64,996	$51,391

EARNINGS PER SHARE (Note 16):
Basic	$1.12	$1.06	$0.99

Diluted	$1.10	$1.03	$0.93

WEIGHTED AVERAGE SHARES OUTSTANDING (Note 16):
Basic	64,668,973	61,277,352	52,059,926

Diluted	66,268,374	63,277,400	55,306,294

See notes to consolidated financial statements.

CABELA’S INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Dollar Amounts in Thousands Except Share Amounts)

	Common Stock Shares	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total	Comprehensive Income
BALANCE, Beginning of fiscal year 2003 Comprehensive income (Note 17):	49,899,203	$499	$47,883	$210,407	$741	$259,530
Net income	—	—	—	51,391	—	51,391	$51,391
Unrealized loss on marketable securities, net of taxes of $(160)	—	—	—	—	(265)	(265)	(265)
Derivative adjustment, net of taxes of $127	—	—	—	—	238	238	238

Total comprehensive income							$51,364

Issuance of common stock, net of transaction costs	14,594,555	146	197,577	—	—	197,723
Repurchase of common stock	(11,106,118)	(111)	(151,758)	—	—	(151,869)
Exercise of employee stock options	3,217,170	32	11,981	—	—	12,013
Tax benefit of employee stock option exercises	—	—	3,754	—	—	3,754

BALANCE, End of fiscal year 2003 Comprehensive income (Note 17):	56,604,810	566	109,437	261,798	714	372,515
Net income	—	—	—	64,996	—	64,996	$64,996
Unrealized gain on marketable securities, net of taxes of $1,216	—	—	—	—	2,207	2,207	2,207
Derivative adjustment, net of taxes of $(113)	—	—	—	—	(205)	(205)	(205)

Total comprehensive income							$66,998

Issuance of common stock, net of transaction costs	6,250,000	63	114,156	—	—	114,219
Repurchase of common stock	(95,420)	(1)	(1,272)	—	—	(1,273)
Stock based compensation (Note 15)	—	—	1,674	—	—	1,674
Employee stock purchase plan issuances	22,824	—	494	—	—	494
Exercise of employee stock options	1,785,966	18	9,747	—	—	9,765
Tax benefit of employee stock option exercises	—	—	1,962	—	—	1,962

BALANCE, End of fiscal year 2004 Comprehensive income (Note 17):	64,568,180	646	236,198	326,794	2,716	566,354
Net income	—	—	—	72,569	—	72,569	$72,569
Unrealized loss on marketable securities, net of taxes of $(1,428)	—	—	—	—	(2,584)	(2,584)	(2,584)
Derivative adjustment, net of taxes of $(88)	—	—	—	—	(158)	(158)	(158)

Total comprehensive income							$69,827

Stock based compensation (Note 15)	—	—	941	—	—	941
Employee stock purchase plan issuances	106,897	1	1,772	—	—	1,773
Exercise of employee stock options	89,377	1	745	—	—	746
Tax benefit of employee stock option exercises	—	—	212	—	—	212

BALANCE, End of fiscal year 2005	64,764,454	$648	$239,868	$399,363	$(26)	$639,853

See notes to consolidated financial statements.

CABELA’S INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollar Amounts in Thousands)

	2005	2004	2003
	(As Restated - Note 22)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$72,569	$64,996	$51,391
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation	33,898	28,385	25,509
Amortization	1,014	1,458	1,206
Stock based compensation	941	1,674	—
Equity in undistributed net (earnings) losses of equity method investee	(108)	(532)	86
Deferred income taxes	11,308	(2,379)	8,674
Other	(246)	(2,067)	3,442
Change in operating assets and liabilities:
Accounts receivable	(3,803)	(2,749)	(3,554)
Proceeds from new securitizations	237,000	169,000	206,000
Origination of credit card loans held for sale, net of collections	(250,671)	(205,006)	(192,455)
Retained interests (Note 1)	(6,492)	(359)	(3,983)
Inventories	(83,633)	(50,239)	(44,864)
Prepaid expenses and deferred catalog costs	(11,724)	(259)	(2,007)
Other current assets	(10,973)	1,966	(10,131)
Land held for sale or development	5,554	(2,875)	(3,092)
Accounts payable	51,960	9,302	4,704
Accrued expenses and other liabilities	5,961	5,985	19,831
Gift certificates and credit card reward points	23,878	16,672	17,826
Accrued compensation and benefits	5,322	(2,209)	16,811
Income taxes payable	(6,862)	13,413	(1,726)
Deferred grant income	(884)	1,116	(773)
Deferred compensation	(1,445)	1,366	(29,642)

Net cash flows from operating activities	72,564	46,659	63,253

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(194,659)	(52,568)	(72,972)
Distributions from equity and cost method investees	583	1,145	182
Proceeds from sale of cost method investment	—	8,755	—
Purchases of intangibles	(76)	(1,761)	(267)
Purchases of marketable securities	(65,077)	(74,492)	(18,201)
Retirements of marketable securities	60,053	—	—
Purchases of short-term investments	(21,000)	(156,825)	(111,450)
Sales or maturities of short-term investments	145,250	112,500	74,400
Change in credit card loans receivable	(7,479)	(5,313)	—
Change in cash reserves for retained interests (Note 1)	750	(7,500)	(3,000)
Maturities of marketable securities	6,135	4,959	2,596
Other, net	(5,097)	(36)	1,927

Net cash flows from investing activities	(80,617)	(171,136)	(126,785)

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances on lines of credit	554,137	53,106	117,023
Payments on lines of credit	(553,116)	(53,106)	(117,023)
Change in unpresented checks net of bank balance	(13,001)	(2,135)	(1,905)
Proceeds from issuance of long-term debt	—	98	61
Payments on long-term debt	(28,326)	(3,325)	(18,862)
Change in time deposits, net	8,829	18,995	12,224
Net decrease in employee savings plan	—	(1,083)	(8,958)
Issuance of common stock for initial public offering, net of transaction costs of $3,343	—	114,219	—
Proceeds from exercise of employee stock options and stock purchase plan, and recapitalization (Note 17)	2,519	10,259	209,736
Repurchase of common stock	—	(1,273)	(151,869)

Net cash flows from financing activities	(28,958)	135,755	40,427

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(37,011)	11,278	(23,105)
CASH AND CASH EQUIVALENTS, Beginning of Year	123,934	112,656	135,761

CASH AND CASH EQUIVALENTS, End of Year	$86,923	$123,934	$112,656

See notes to consolidated financial statements.

CABELA’S INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar Amounts in Thousands Except Share and Per Share Amounts)

1.	NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business – Cabela’s Incorporated is the World’s Foremost Outfitter of hunting, fishing and outdoor gear. The Company is a retailer and direct merchant, offering its products through regular and special catalog mailings, the Internet and 14 destination retail stores located in Nebraska, Kansas, Minnesota, South Dakota, Michigan, Wisconsin, Pennsylvania, West Virginia, Texas and Utah. The Company’s products are sold throughout the United States as well as many foreign countries. On January 8, 2004, the Company incorporated in the state of Delaware; previously the Company was incorporated in Nebraska. World’s Foremost Bank (“WFB”), a wholly owned bank subsidiary, is a limited purpose bank formed under the Competitive Equality Banking Act (“CEBA”) of 1987. Due to the limited nature of its charter, WFB’s lending activities are limited to credit card lending and the bank’s deposit issuance is limited to time deposits of at least one hundred thousand dollars.

Principles of Consolidation – The consolidated financial statements include the accounts of Cabela’s Incorporated and its wholly owned subsidiaries (the “Company”). All material intercompany accounts and transactions have been eliminated.

Initial Public Offering – On June 30, 2004, the Company closed its initial public offering of 6,250,000 shares of common stock, resulting in proceeds of $114,219, net of underwriting discounts and other expenses. The Company used $38,088 of the net proceeds to repay the outstanding balance on its open line of credit. The remaining amount was used for capital expenditures and the purchase of economic development bonds related to the construction and opening of new destination retail stores. Transaction costs of $3,343 were recognized as a reduction to the proceeds.

Reporting Year – The Company’s fiscal year ends on the Saturday nearest December 31. Unless otherwise stated, references to years in this report relate to fiscal years rather than to calendar years. WFB’s fiscal year ends on December 31.

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

Credit Card Interest and Fees – Credit card interest and fees are included in Financial Services revenue and include late fees, interest, over limit, returned check, cash advance transaction fees and other credit card fees. These fees are assessed according to the terms of the related cardholder agreements and recognized as revenue when charged to the cardholders’ accounts. Interest and fees are accrued in accordance with the terms of the applicable cardholder agreement on credit card

CABELA’S INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Dollar Amounts in Thousands Except Share and Per Share Amounts)

loans until the date of charge-off, which is generally on the 24th day of the month after an account becomes 115 days contractually past due, except in the case of cardholder bankruptcies, cardholder deaths and fraudulent transactions, which are charged off earlier. Interest income is accrued on accounts that carry a balance from the statement date through the end of the month.

Cost of Revenue and SG&A Expenses – The Company’s consolidated cost of revenue primarily consists of merchandise acquisition costs, including freight-in costs, as well as shipping costs. The Company’s consolidated SG&A expenses primarily consist of selling expense, marketing expenses, including amortization of deferred catalog costs, warehousing, returned merchandise processing costs, retail occupancy costs, costs of operating WFB, depreciation, amortization and general and administrative expenses.

Land Held for Sale or Development – The Company owns a fully consolidated subsidiary, whose primary activity is real estate development. Land that is purchased and held for sale is shown in other assets. Proceeds from sale of land are recorded in other revenue and the corresponding cost of the land sold is recorded in cost of revenue.

Cash and Cash Equivalents – Cash equivalents consist of commercial paper and other investments that are readily convertible into cash and have maturities at date of purchase of three months or less. Unpresented checks net of bank balance in a single bank account are classified as current liabilities. WFB had $80,569 and $58,147 of cash and cash equivalents in fiscal years 2005 and 2004, respectively. Due to regulatory restrictions the Company is restricted from using this cash for non-banking operations, including for working capital for the direct and retail businesses.

Short-term Investments – Short-term investments consist of auction-rate securities classified as available-for sale. Auction-rate securities are highly-liquid investments that are reset through a “dutch auction” process that occurs every 7 to 49 days, depending on the terms of the individual security. The underlying security can have a maturity from 15 to 30 years. The Company’s auction-rate securities are stated at fair market value which approximates cost and therefore there were no unrealized gains or losses related to these securities included in accumulated other comprehensive income (loss). The cost of securities sold is based on the specific identification method. The Company had $0 and $124,250 of auction-rate securities on hand in short-term investments at fiscal year ended 2005 and 2004, respectively.

Securitization of Credit Card Loans – WFB sells a substantial portion of its credit card loans. Thus a majority of the credit card loans are classified as held for sale and are carried at the lower of cost or market. Net unrealized losses, if any, are recognized through a valuation allowance by charges to income. Although WFB continues to service the underlying credit card accounts and maintains the customer relationships, these transactions are treated as sales and the securitized loans are removed from the consolidated balance sheet. WFB retains certain interests in the loans, including interest-only strips, cash reserve accounts and servicing rights.

Under Statement of Financial Accounting Standards (“SFAS”) No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, gains or losses are recognized at the time of each sale. These gains or losses on sales depend in part on the carrying amount assigned to the loans sold, which is allocated between the assets sold and retained interest based on their relative fair values at the date of transfer. For the fiscal years ended 2005, 2004 and 2003, WFB recognized gains on sale of $17,020, $8,864 and $5,894, respectively, which are reflected as a component of securitization income in Financial Services revenue.

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

CABELA’S INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Dollar Amounts in Thousands Except Share and Per Share Amounts)

future cash flows using a rate that reflects the risks commensurate with similar types of instruments. For the Class B certificates, the fair value approximates the book value of the underlying loans. Interest-only strips are measured like investments in debt securities classified as trading under SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities.

Inventories – Inventories are stated at the lower of cost or market. Cost is determined using the last-in, first-out method (dollar value, link-chain) for all inventories except for those inventories owned by Van Dyke Supply Company, Inc., and Wild Wings, LLC, subsidiaries of the Company, which use the first-in, first-out method. If all inventories had been valued using the first-in, first-out method, which approximates replacement cost, the stated value would not have been greater as of the fiscal years ended 2005 and 2004, respectively. All inventories are in one inventory class and are classified as finished goods. A provision for shrink is estimated, based on historical cycle count adjustments and periodic physical inventories. The balance in the shrink reserve was $2,350 and $4,511 as of December 31, 2005 and January 1, 2005, respectively. The change in the Company’s shrink reserve is a function of the timing of physical inventory counts. The allowance for damaged goods from returns is based upon historical experience. Inventory is adjusted for obsolete or slow moving inventory based on inventory aging reports and, in some cases, by specific identification of slow moving or obsolete inventory. The balance in the obsolete and damaged goods reserve was $7,904 and $7,129 as of December 31, 2005 and January 1, 2005, respectively.

Accounting for Vendor Allowances – Vendor allowances include allowances, rebates and cooperative advertising funds received from vendors. These funds are determined for each fiscal year and the majority is based on various quantitative contract terms. Amounts expected to be received from vendors relating to purchase of merchandise inventories are recognized as a reduction of costs of goods sold as the merchandise is sold. Amounts that represent a reimbursement of costs incurred, such as advertising, are recorded as a reduction to the related expense in the period that the related expense is incurred. Fair value of expenses reimbursed is determined using actual costs incurred, such as print and production costs for media or catalog advertising. Reimbursements received from vendors that exceed related expenses are classified as a reduction of merchandise costs of goods sold when the merchandise is sold.

The Company records an estimate of earned allowances based on the latest projected purchase volumes. Historical program results, current purchase volumes, and inventory projections are reviewed when establishing the estimate for earned allowances, and a reserve based on historical adjustments is recorded as a reduction to the total estimated allowance.

Deferred Catalog Costs and Advertising – The Company expenses the production cost of advertising as the advertising takes place, except for catalog advertising costs, which are capitalized and amortized over the expected period of future benefits.

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

Store Preopening Expenses – Non-capital costs associated with the opening of new stores are expensed as incurred.

Property and Equipment – Property and equipment are stated at cost. Depreciation and amortization are provided for in amounts sufficient to relate the cost of depreciable assets to operations over their estimated service lives. Leasehold improvements are amortized over the lives of the respective leases or the service lives of the improvements whichever is shorter. The straight-line method of depreciation is used for financial reporting. Assets held under capital lease agreements are amortized using the straight-line method over the shorter of the estimated useful lives of the assets or the lease term. Major improvements that extend the useful life of an asset are charged to the property and equipment accounts. Routine maintenance and repairs are charged against earnings. The cost of property and equipment retired or sold and the related accumulated depreciation are removed from the accounts and any related gain or loss is included in earnings. Long-lived assets used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company capitalizes interest costs on construction of projects while

CABELA’S INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Dollar Amounts in Thousands Except Share and Per Share Amounts)

they are being constructed and before they are placed into service. For the fiscal years ended 2005, 2004 and 2003, the Company capitalized $371, $0 and $246 of interest costs.

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

Intangible Assets – Intangible assets consist of purchased credit card relationships, deferred financing costs, non-compete agreements and goodwill. Purchased credit card relationships represent the intangible value of acquired credit card relationships. Recorded goodwill is tested annually for impairment by comparing the fair value of the Company’s reporting units to their carrying value. The Company performed its annual goodwill impairment test in the fourth quarter of fiscal 2005 and 2004. Fair value was determined using a discounted cash flow methodology. There were no impairment adjustments for fiscal years 2005 and 2004.

Marketable Securities – Economic development bonds (“bonds”) issued by state and local municipalities that management has the positive intent and ability to hold to maturity are classified as “held-to-maturity” and recorded at amortized cost. WFB holds mortgage backed securities from the Nebraska Investment Finance Authority (NIFA), which are classified as “held-to-maturity” and recorded at amortized cost. For bonds classified as available-for-sale where quoted market prices are not available, fair values are estimated using present value or other valuation techniques. The fair value estimates are made at a specific point in time, based on available market information and judgments about the bonds, such as estimates of timing and amount of expected future cash flows. Such estimates do not reflect any premium or discount that could result from offering for sale at one time the Company’s entire holdings of a particular bond, nor do they consider the tax impact of the realization of unrealized gains or losses.

Declines in the fair value of held-to-maturity and available-for-sale bonds and securities below cost that are deemed to be other than temporary are reflected in earnings as realized losses. Gains and losses on the sale of securities are recorded on the trade date and determined using the specific identification method.

Investment in Equity and Cost Method Investees – Companies that are 50% or less owned by the Company have been excluded from consolidation. The Company reflects its 33% investment in Three Corners LLC at cost plus its equity in undistributed net earnings or losses since acquisition reduced by dividends. Dividends received from Three Corners L.L.C. were $583, $150 and $0 for the fiscal years ended 2005, 2004 and 2003, respectively. In December 2004, the Company disposed of its investment in Great Wolf Lodge, LLC, and recorded a gain in other income of $2,532. The Company had reflected its 17.5% investment in Great Wolf Lodge, LLC at cost due to the preferred nature of its investment, which did not provide for sharing in the earnings and losses, and was adjusted only for other-than-temporary declines in fair value. Distributions received in excess of earnings, subsequent to the date of investment, were considered a return on investment and were recorded as a reduction of the cost of the investment. Distributions received from Great Wolf Lodge, LLC were $995 and $182 for the fiscal years ended 2004 and 2003, respectively.

Government Economic Assistance – In conjunction with the Company’s expansion into new communities, the Company often receives economic assistance from the local governmental unit in order to encourage economic expansion in the local government’s area. This assistance typically comes through the use of proceeds from the sale of economic development bonds and grants. The bond proceeds and grants are made available to fund the purchase of land (where not donated), construction of the retail facility and infrastructure improvements. The economic development bonds issued to fund the project, in certain cases, will be repaid by sales taxes generated by the Company’s facilities, while in other cases the economic development bonds are repaid through property taxes generated within a designated tax area. The government grants have been recorded as deferred grant income and have been classified as a reduction to the cost basis of the applicable property and equipment. The deferred grant income is amortized to earnings, as a reduction of depreciation expense over the average useful life of the project.

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

CABELA’S INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Dollar Amounts in Thousands Except Share and Per Share Amounts)

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

Credit Card Reward Program – Every Cabela’s Club VISA cardholder receives Cabela’s points based on the dollar amount transacted on WFB’s credit card. Cabela’s points can be redeemed at any Cabela’s store or through a Cabela’s catalog or Internet purchase. Classic or Gold cards are issued. Classic Cardholders receive 1% in points for every dollar spent and 2% in points for purchases at Cabela’s. Gold Cardholders receive 1% in points for every dollar spent and 3% in points for purchases at Cabela’s. There is no limit or expiration on points that can be earned by a cardholder. Points are accrued and expensed as the cardholder earns them. The expense is shown as a reduction of Financial Services revenue. The amount of unredeemed credit card points was $47,938 and $38,552 as of the fiscal years ended 2005 and 2004, respectively. In addition to credit card points, vouchers may be issued to new members when they apply for card membership. These vouchers are used to purchase Cabela’s merchandise. All of these items are part of the customer rewards program. The amount of credit card rewards expensed as an offset to Financial Services revenue was $72,992, $61,983 and $48,331 in 2005, 2004 and 2003, respectively.

Income Taxes – The Company files consolidated federal and state income tax returns with its wholly-owned subsidiaries. The consolidated group follows a policy of requiring each entity to provide for income taxes in an amount equal to the income taxes that would have been incurred if each were filing separately. The Company’s tax year-end is the Saturday closest to September 30.

Deferred income taxes are computed using the liability method under which deferred income taxes are provided on the temporary differences between the tax bases of assets and liabilities and their financial reported amounts.

Use of Estimates – The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Stock-Based Compensation – The Company follows Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees and related interpretations. The Company has adopted the disclosure-only provisions of Statement No. 123, Accounting for Stock-Based Compensation, as amended by Statement No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure. Under Statement No. 123, the fair value of stock option awards to employees is calculated through the use of option pricing models, even though such models were developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which differ from the Company’s stock

CABELA’S INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Dollar Amounts in Thousands Except Share and Per Share Amounts)

option awards. These models also require subjective assumptions, including future stock price volatility and expected time to exercise, which affect the calculated values. The Company’s calculations are based on a single option valuation approach and forfeitures are recognized as they occur. Stock-based compensation costs are reflected in net income where the options granted under those plans had an exercise price that is less than the fair value of the underlying common stock on the date of grant. As of January 1, 2006 the Company adopted Statement 123(R), Share Based Payment as discussed in “Recently Issued Accounting Pronouncements.”

For purposes of pro forma disclosures, the estimated fair value of the options granted is amortized to expense over the options’ vesting period. The Company’s pro forma net income for 2005, 2004 and 2003 was as follows:

	2005	2004	2003
Net income - as reported	$72,569	$64,996	$51,391
Add: Stock based employee compensation recognized, net of tax	600	1,086	—
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(6,811)	(4,759)	(953)

Net income - pro forma	$66,358	$61,323	$50,438

Earnings per share:
Basic - as reported	$1.12	$1.06	$0.99
Basic - proforma	$1.03	$1.00	$0.97
Diluted - as reported	$1.10	$1.03	$0.93
Diluted - proforma	$0.97	$0.94	$0.92

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

Financial Instruments and Credit Risk Concentrations – Financial instruments, which potentially subject the Company to concentrations of credit risk, are primarily cash, investments and accounts receivable. The Company places its investments primarily in tax-free municipal bonds or commercial paper with short-term maturities, and limits the amount of credit exposure to any one entity. Concentrations of credit risk with respect to accounts receivable are limited due to the nature of the Company’s receivables.

Fair Value of Financial Instruments – The carrying amount of cash and cash equivalents, receivables, credit card loans held for sale, retained interests in asset securitizations, accounts payable, notes payable to banks and accrued expenses approximate fair value because of the short maturity of these instruments. The fair values of each of the Company’s long-term debt instruments are based on the amount of future cash flows associated with each instrument discounted using the Company’s current borrowing rate for similar debt instruments of comparable maturity. The fair value estimates are made at a specific point in time and the underlying assumptions are subject to change based on market conditions. At fiscal year ended 2005 and 2004, the carrying amount of the Company’s long-term debt was $119,826 and $148,152, respectively, with an estimated fair value of approximately $120,125 and $150,910, respectively. For purposes of estimating fair value, time deposits are pooled in homogeneous groups and the future cash flows of those groups are discounted using current market rates offered for similar products. At fiscal year end 2005 and 2004, the carrying amounts of the Company’s time deposits were $109,488 and $100,659, respectively, with an estimated fair value of approximately $113,632 and $100,636, respectively.

CABELA’S INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Dollar Amounts in Thousands Except Share and Per Share Amounts)

Derivatives – The Company uses derivatives for the purpose of hedging exposure to changes in interest rates and foreign currency exchange rates. The fair value of each derivative is recognized in the balance sheet within current assets or current liabilities. Changes in the fair value of derivatives are recognized immediately in the income statement for derivatives that do not qualify for hedge accounting. For derivatives designated as a hedge and used to hedge an anticipated transaction, changes in the fair value of the derivatives are deferred in the balance sheet within accumulated other comprehensive income to the extent the hedge is effective in mitigating the exposure to the related anticipated transaction. Any ineffectiveness associated with the hedge is recognized immediately in the income statement. Amounts deferred within accumulated other comprehensive income (loss) are recognized in the income statement in the same period during which the hedged transaction affects earnings.

Comprehensive Income – Comprehensive income consists of net income, derivative adjustments and unrealized gains and losses on available-for-sale securities, net of related income taxes.

Earnings Per Share – Basic earnings per share (“EPS”) is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is computed by dividing net income by the sum of the weighted average number of shares outstanding plus all additional common shares that would have been outstanding if potentially dilutive common share equivalents had been issued.

Reclassifications – Certain reclassifications have been made to prior year financial statements and the notes to conform to the current year presentation. The Company has reclassified a portion of the retained interests related to its Financial Services business from investing activities to operating activities in the statement of cash flows. These changes did not impact the total net (decrease) increase in cash and cash equivalents. There were no covenant calculations affected by this change in the presentation of the Company’s cash flow statement line items. The amounts were deemed to be immaterial to the Company’s financial statements.

Supplemental Cash Flow Information – The following table sets forth non-cash financing and investing activities and other cash flow information.

	Fiscal Year Ended
	2005	2004	2003
Non-cash financing and investing activities:
Contribution of assets in exchange for investment in
Great Wolf Lodge, LLC	$—	$3,400	$—
Contribution of land	$—	$6,038	$—
Capital lease obligation	$—	$8,728	$—
Unpaid purchases of property and equipment included in accounts payable as of each year end (1)	$8,498	$—	$—
Other cash flow information:
Interest paid, net of amounts capitalized	$14,597	$11,360	$11,086
Income taxes	$38,354	$24,026	$21,453

(1)	Amounts reported as unpaid purchases are recorded as cash outflows from investing activities for purchases of property, plant and equipment in the statement of cash flows in the period they are paid.

Recently Issued Accounting Pronouncements – On December 16, 2004, the Financial Accounting Standards Board (“FASB”) issued “Statement No. 123 (revised 2004), Share-Based Payment” (“Statement 123R”). Statement 123R requires the Company to recognize compensation expense for stock options and discounts under employee stock purchase plans granted to employees based on the estimated fair value of the equity instrument at the time of the grant. Currently the

CABELA’S INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Dollar Amounts in Thousands Except Share and Per Share Amounts)

Company discloses the pro forma net income and earnings per share as if the Company applied the fair value recognition provisions of Statement 123 as amended by Statement 148. The requirements of Statement 123R are effective for the Company beginning January 1, 2006. Under the Modified Prospective Method, the Company will recognize compensation expense for equity awards issued after January 1, 2006 on a straight-line basis over the requisite service period for the entire award. The Company also expects to record expense of approximately $2.3 million in fiscal 2006 and $1.5 million in fiscal 2007 related to previously-issued, unvested and outstanding stock options that were granted after the Company’s first public filing. The Company will continue to utilize the Black Scholes model in calculating estimated fair value of stock options. On March 29, 2005, the SEC issued Staff Accounting Bulletin No. 107 (“SAB 107”). SAB 107 provides interpretations expressing the views of the SEC staff regarding the interaction between Statement 123R and certain SEC rules and regulations, and provides the staff’s views regarding the valuation of share-based payment arrangements for public companies. SAB 107 does not modify any of the conclusions or requirements of Statement 123R. On November 10, 2005, the FASB issued FASB Staff Position (“FSP”) FAS 123R-3 which “Provides a Transition Election for Calculating the APIC Pool Under Statement 123R.” Statement 123R requires companies to calculate the pool of excess tax benefits available to absorb tax deficiencies recognized subsequent to the adoption of Statement 123R (the “APIC pool”). In calculating the APIC pool, a company must include the net excess tax benefits as if the company originally adopted Statement 123 for recognition purposes. Many companies have indicated that they do not have, and may not be able to re-create, such information. Accordingly, the FASB issued FSP FAS 123R-3 to provide an elective transition alternative to calculating the APIC pool. A company may take up to one year from the later of its initial adoption of Statement 123R or November 11, 2005, to make its election. The Company is currently evaluating the transition method for calculating the APIC Pool.

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

On July 14, 2005, the FASB published an exposure draft entitled “Accounting for Uncertain Tax Positions –an interpretation of FASB Statement No. 109” (“the proposed interpretation”). The proposed interpretation is intended to reduce the significant diversity in practice associated with recognition and measurement of income taxes by establishing consistent criteria for evaluating uncertain tax positions. The proposed interpretation establishes a probable recognition threshold. To recognize a benefit from a tax position, a company must conclude that the position is probable of being sustained upon audit based solely on the technical merits of the position. Once the probable recognition threshold is met, the best estimate of the amount that would be sustained on audit should be recognized. In the period in which it becomes more likely than not that a tax position would no longer be sustained upon an audit by a taxing authority, the benefit should be derecognized by recording an income tax liability or reducing a deferred tax asset. A liability arising from the difference between the position taken in the tax return and the amount booked in the financial statements pursuant to the proposed interpretation should be classified as a current liability if expected to be paid within one year. However, if the liability arises from a taxable temporary difference, it would be classified as a deferred tax liability. Companies should follow the disclosure requirements of Statement 5 for both loss and gain contingencies related to uncertain tax positions. The transition adjustment resulting from the application of this interpretation would be recorded as a cumulative-effect change in the income statement as of the end of the period of adoption. The FASB met in January of 2006 and continues to deliberate over the issues in this interpretation, it has also determined that the final interpretation would not be effective until the first fiscal year ending after December 15, 2006.

In February 2006, the FASB issued Statement No. 155, “Accounting for Certain Hybrid Financial Instruments – an amendment to FASB Statements No. 133 and 140” (“Statement 155”). Statement 155 eliminates the exemption from applying Statement 133 to interests in securitized financial assets so that similar instruments are accounted for similarly regardless of the form of the instruments. It also allows the Company to elect fair value measurement at acquisition, at issuance, or when a previously recognized financial instrument is subject to a remeasurement (new basis) event, on an instrument-by-instrument

CABELA’S INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Dollar Amounts in Thousands Except Share and Per Share Amounts)

basis, in cases in which a derivative would otherwise have to be bifurcated. This statement is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. Provisions of Statement 155 may be applied to instruments that the Company holds at the date of adoption on an instrument-by-instrument basis. The Company is currently reviewing Statement 155 and has not yet determined the impact on its financial statements.

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

CABELA’S INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Dollar Amounts in Thousands Except Share and Per Share Amounts)

Credit card loans held for sale and credit card loans receivable consisted of the following at fiscal years ended 2005 and 2004:

	2005	2004
Composition of credit card loans held for sale and credit card loans receivable:
Loans serviced	$1,340,820	$1,083,120
Loans securitized and sold to outside investors	(1,247,000)	(1,010,000)
Securitized loans with certificates owned by WFB which are classified as retained interests	(2,403)	(2,562)

	91,417	70,558
Less adjustments to market value and allowance for loan losses	(1,759)	(1,330)

Total	$89,658	$69,228

Delinquent loans in the managed credit card loan portfolio at fiscal year end:
30-89 days	$6,856	$5,591
90 days or more and still accruing	$2,176	$2,098
Total net charge-offs on the managed credit card loans portfolio for fiscal year ended	$23,602	$19,658
Annual average credit card loans:
Managed credit card loans	$1,095,580	$888,730
Securitized credit card loans including seller’s interest	$1,074,765	$877,280
Total net charge-offs as a percentage of annual average managed credit card loans	2.15%	2.21%

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

CABELA’S INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Dollar Amounts in Thousands Except Share and Per Share Amounts)

Sensitivity Analysis:

At fiscal year ended 2005, key economic assumptions used by management and the sensitivity of the current fair value of retained interests of $34,465 to immediate 10% and 20% adverse changes in those assumptions are as follows:

		2005
	Assumption	Impact on Fair Value of an Adverse Change of
		10%	20%
Payment rates	14.90%	$(2,542)	$(2,439)
Expected credit losses	3.26%	$(760)	$(1,494)
Discount rate	9.71% and 10.71%	$(386)	$(763)
Weighted average interest paid to investors	4.44%	$(629)	$(1,258)

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

Other cash flows represent the total cash flows received on retained interests by the transferor other than servicing fees.

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

CABELA’S INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Dollar Amounts in Thousands Except Share and Per Share Amounts)

3.	PROPERTY AND EQUIPMENT

Property and equipment included the following at each fiscal year end:

	Useful Life in Years	Fiscal Years Ended
		2005	2004
Land and improvements	0 -20	$86,458	$50,515
Buildings and improvements	40	216,339	142,767
Assets held under capital lease	30	8,728	8,728
Leasehold improvements	7 - 40	3,486	3,591
Furniture, fixtures and equipment	3 - 10	176,548	135,067
Capitalized software	3	18,134	14,053
Monuments and animal displays	10 -15	23,465	14,738
Construction in progress		77,011	48,503

		610,169	417,962
Less accumulated depreciation and amortization		(150,547)	(123,821)

		$459,622	$294,141

CABELA’S INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Dollar Amounts in Thousands Except Share and Per Share Amounts)

4.	INTANGIBLE ASSETS

Intangible assets consisted of the following at each fiscal year end:

	Amortization Period in Years	Fiscal Year Ended 2005
		Cost	Accumulated Amortization	Net
Purchased credit card relationships	4	$4,576	$(4,576)	$—
Deferred financing costs	3 - 17	1,353	(719)	634
Customer name lists	5	3,018	(1,973)	1,045
Non-compete agreement	7	1,463	(494)	969
Goodwill	—	969	—	969

		$11,379	$(7,762)	$3,617

	Amortization Period in Years	Fiscal Year Ended 2004
		Cost	Accumulated Amortization	Net
Purchased credit card relationships	4	$4,576	$(4,435)	$141
Deferred financing costs	3 - 17	1,378	(599)	779
Customer name lists	5	3,018	(1,498)	1,520
Non-compete agreement	7	1,463	(317)	1,146
Goodwill	—	969	—	969

		$11,404	$(6,849)	$4,555

Aggregate amortization expense was $1,014, $1,458 and $1,206 for the fiscal years ended 2005, 2004 and 2003, respectively. Deferred financing costs of $25 were written off when the revolving credit facility was amended. Estimated amortization expense for the fiscals years shown is as follows:

2006	$850
2007	515
2008	283
2009	283
2010	276
Thereafter	441

Total	$2,648

CABELA’S INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Dollar Amounts in Thousands Except Share and Per Share Amounts)

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

CABELA’S INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Dollar Amounts in Thousands Except Share and Per Share Amounts)

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

On July 15, 2005, the Company amended and restated its credit agreement with several banks. The amended and restated credit agreement provides for a $325,000 unsecured revolving credit facility and expires on June 30, 2010. In addition, the credit agreement was amended to eliminate certain limitations with regard to the temporary pay down of revolving loans. Due to the elimination of these limitations, loans made pursuant to the credit agreement are now classified as long-term debt. During the term of the facility, the Company is required to pay a quarterly facility fee, which ranges from 0.100% to 0.250% of the average daily unused principal balance on the line of credit. The Company may elect to take advances at interest rates calculated at U.S. Bank National Association’s prime rate (or, if greater, the average rate on the federal funds rate in effect for the day plus one-half of one percent) or the Eurodollar rate of interest plus a margin, which adjusts, based upon certain financial ratios achieved by the Company and ranges from 0.650% to 1.350%. The credit agreement permits the issuance of up to $150,000 in letters of credit and standby letters of credit, the nominal amount of which are applied against the overall credit limit available under the revolver. The credit facility may be increased to $450,000 upon the request of the Company and the consent of the banks party to the credit agreement. There were no principal amounts outstanding on the line of credit, and $43,141 outstanding on letters of credit and standby letters of credit, at December 31, 2005. The average principal amount outstanding during fiscal 2005 was $77,204. The weighted average interest rate for borrowings on the line of credit was 4.56% during fiscal 2005. The agreement requires that the Company comply with several financial and other covenants, including requirements that it maintain the following financial ratios as set forth in the credit agreement:

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

CABELA’S INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Dollar Amounts in Thousands Except Share and Per Share Amounts)

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

The Company is party to inventory financing agreements that allow certain vendors providing boat merchandise to give the Company extended payment terms. The vendors are responsible for all interest payments for the financing period and the financing company holds a security interest in the specific boat inventory held by the Company. The Company’s revolving credit facility limits this security interest to $20,000. The Company records this boat merchandise in inventory with an offsetting liability in accounts payable. The loans and payments are reflected in the financing lines of credit in the Company’s cash flow statement. The extended payment terms to the vendor do not exceed one year. The outstanding liability was $1,443 and $422 at the end of fiscal 2005 and 2004, respectively.

The Company was in compliance with all covenants as of the end of the periods presented.

On October 7, 2004, WFB entered into an unsecured Federal Funds Sales Agreement with a financial institution. All federal funds transactions are on a daily origination and return basis. Daily interest charges are determined based on mutual agreement by the parties. The maximum amount of funds which can be borrowed is $25,000. There were no amounts outstanding as of December 31, 2005 and January 1, 2005.

On October 8, 2004, WFB entered into an unsecured Federal Funds Line of Credit agreement with a financial institution. The maximum amount of funds which can be borrowed is $40,000. The interest rate for the line of credit is based on the current federal funds rate. There were no amounts outstanding as of December 31, 2005 and January 1, 2005.

8.	LONG-TERM DEBT AND CAPITAL LEASES

Principal amounts of long-term debt and capital leases consisted of the following at each fiscal year ended:

	2005	2004
Unsecured 4.95% notes payable to various insurance companies, with principal payable in five annual installments of $25,000 beginning September 5, 2005. Interest payments are made semi-annually	$100,000	$125,000
Unsecured Senior Notes, interest rates from 8.79% to 9.19%, payable with interest and principal due in monthly installments of $274 through January 1, 2007. Beginning February 1, 2008 monthly principal of $81 are due through January 1, 2010	5,686	8,123
Capital lease obligation, implicit rate of 4%, payable in monthly installments of $42 through June 2034	8,495	8,639
Various notes payable due April 1, 2004 through October 15, 2014, interest rates from 4.0% to 8.0%, and total annual installments of approximately $790	5,645	6,390

Total long-term debt	119,826	148,152
Less current maturities	(29,049)	(28,327)

Long-term portion	$90,777	$119,825

Certain of the long-term debt agreements contain various covenants and restrictions such as the maintenance of minimum debt coverage, net worth and financial ratios. The significant financial ratios and net worth requirements in the long-term debt agreements are as follows:

•	A limitation of funded debt to be less than 60% of consolidated total capitalization.

CABELA’S INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Dollar Amounts in Thousands Except Share and Per Share Amounts)

•	Cash flow fixed charge coverage ratio (the ratio of the sum of consolidated EBITDA plus certain rental expenses to the sum of consolidated cash interest expense plus certain rental expenses) of no less than 2.00 to 1.00 as of the last day of the any fiscal quarter.

•	A minimum consolidated adjusted net worth of $150,000 plus 25% of cumulative consolidated net income beginning in 2002. Adjusted net worth is consolidated equity less equity in WFB, plus the LIFO reserve and deferred income taxes.

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

CABELA’S INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Dollar Amounts in Thousands Except Share and Per Share Amounts)

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

CABELA’S INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Dollar Amounts in Thousands Except Share and Per Share Amounts)

Deferred tax assets and liabilities consisted of the following at each respective fiscal year end:

	2005	2004
Deferred tax assets:
Deferred compensation	$3,528	$4,132
Deferred revenue	4,153	4,135
Reserve for returns	6,729	6,538
Accrued vacation pay	3,148	2,045
Reserve for health insurance claims	1,521	1,484
Inventory	—	3,405
Unrealized loss on available-for-sale securities	14	—
Accrued expenses	917	681
Amortization	1,347	1,348
Allowance for doubtful accounts	1,390	742
Other	1,088	1,078

	23,835	25,588

Deferred tax liabilities:
Prepaid catalog costs	13,456	9,603
Depreciation	20,999	22,978
Capitalized software costs	2,230	1,277
Credit card issuance costs	1,415	1,001
Inventory	1,875	—
Unrealized gains on available-for-sale securities	—	1,411
Investment in equity method investees	40	142
Retained interests in securitized receivables	5,635	3,561
Other	2,369	—

	48,019	39,973

Net deferred tax liability	$(24,184)	$(14,385)

CABELA’S INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Dollar Amounts in Thousands Except Share and Per Share Amounts)

Included on the accompanying consolidated balance sheets under the following captions:

	2005	2004
Deferred income tax (liability) asset - current	$(3,994)	$2,240
Deferred income tax liability - noncurrent	(20,190)	(16,625)

	$(24,184)	$(14,385)

11.	DERIVATIVES

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

Generally, the Company hedges a portion of its anticipated inventory purchases for periods up to twelve months. As of December 31, 2005, the Company had hedged certain portions of its anticipated inventory purchases through May 2006.

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

Interest Rate Management – On February 4, 2003, in connection with the Series 2003-1 term securitization, the securitization trust entered into a $300,000 notional swap agreement in order to manage interest rate exposure. The exposure is related to changes in cash flows from funding credit card loans, which include a high percentage of accounts with floating rate obligations that do not incur monthly finance charges. The swap converts the interest rate on the investor bonds from a floating rate basis with a spread over a benchmark note to a fixed rate of 3.699%. Since the trust is not consolidated, the fair value of the swap is not reflected on the financial statements. Additionally, the Company entered into a swap with similar terms with the counter-party whereby the notional amount is zero unless the notional amount of the trust’s swap falls below $300,000. The Company has not elected to designate this derivative as a hedge and, therefore, the derivative is marked to market through the statement of income. As of December 31, 2005, market value was determined to be zero. WFB pays

CABELA’S INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Dollar Amounts in Thousands Except Share and Per Share Amounts)

Cabela’s a fee for the credit enhancement provided by this swap, which was $608, $610 and $552 in fiscal 2005, 2004 and 2003, respectively. This amount is eliminated in consolidation.

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

The Company has entered into real estate purchase, construction and/or economic development bond agreements for various Retail site locations. For agreements that have been signed as of the end of fiscal 2005, the total anticipated initial capital outlays are estimated to be $132,700 for 2006 and $150,800 for 2007.

In addition, the Company is obligated to fund $23,100 of future economic development bonds relating to its Wheeling, West Virginia development agreement. The funds are designated for use of construction of additional distribution center facilities within the Company’s development district. Construction and funding of the bonds will take place throughout 2006.

CABELA’S INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Dollar Amounts in Thousands Except Share and Per Share Amounts)

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

401(k) Savings Plan – All employees are eligible to defer up to 80% of their wages to the 401(k) savings plan, subject to certain limitations. For fiscal 2005, 2004 and 2003, the Company had a mandatory match of 50% of employee deferrals up to 6% of eligible wages, as defined. All employees who complete one year of service and attain age 18 are eligible for the mandatory match. For fiscal 2005, 2004 and 2003 a discretionary contribution up to 12.5% could be made on eligible wages, as defined. Certain non-exempt and all exempt employees of Cabela’s and WFB were eligible for this discretionary contribution. Total expenses from mandatory contributions were $3,643, $4,345 and $2,468 in 2005, 2004 and 2003, respectively. Total expenses from discretionary contributions were $6,664, $5,385 and $5,065 in 2005, 2004 and 2003, respectively. In fiscal 2006, $2,696 of the discretionary contribution that is expensed in fiscal 2005 will be paid directly to certain employees who qualified as highly compensated employees rather than paid into the plan to meet certain qualification tests for the plan.

On October 25, 2005, the 401(k) plan was amended to increase the mandatory match to 100% of employee deferrals up to 6% of eligible wages, as defined. This amendment was effective January 1, 2006. In addition, the discretionary contribution of 12.5% was eliminated.

Deferred Compensation Plan – The Company has a self-funded, nonqualified deferred compensation plan for the benefit of certain key employees. The plan was amended on December 31, 2004 to restrict any further contributions, and to

CABELA’S INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Dollar Amounts in Thousands Except Share and Per Share Amounts)

change the interest rate adjustment period from a monthly to a semi-annual basis. The Company pays interest compounded daily at the declared interest rate. The declared rate was prime plus 1.75% in fiscal 2005 and fiscal 2004 and 8.5% in fiscal 2003. Upon death, disability, termination, retirement or certain age or service requirements employees can receive their balance in a lump sum payment or in equal annual payments over a five, ten or twelve year period. The charge to interest expense under the fixed rate portion of the plan was approximately $633, $595 and $2,967 during the fiscal years ended 2005, 2004 and 2003, respectively. The participants also could elect an additional investment option where the investment performance is equal to the increase in the price of the Company’s stock. The charge to expense under the “equity” portion of the plan was $1,960 for the fiscal year ended 2003. The equity portion of the plan was terminated in 2003 in connection with a recapitalization transaction. In addition, as required by the recapitalization transaction, the Company paid $40,060 of the deferred compensation in 2003.

Employee Charge Accounts – The Company allows employees to charge products at its retail stores. The amounts included in accounts receivable that were related to employee charges were $1,516 and $1,449 at fiscal year end 2005 and 2004, respectively. The eligibility and charge limits for employee charge accounts vary depending on length of employment.

15.	STOCK OPTION PLANS

In March 2004, the Company adopted the Cabela’s Incorporated 2004 Stock Plan. The 2004 Stock Plan provides for the grant of non-qualified stock options, incentive stock options, stock appreciation rights, restricted stock, restricted stock units and other stock-based awards to employees, directors, and consultants. A maximum of 2,752,500 shares, subject to adjustment in the event of a stock split, consolidation or stock dividend, of the Company’s common stock are available for awards under the 2004 Stock Plan. During any three-year period, no one person will be able to receive more than 734,000 options and/or stock appreciation rights. For awards subject to performance requirements no one person will be able to receive more than 734,000 shares during any performance period of 36 months, with proportionate adjustment for shorter or longer periods not to exceed five years. The options will have a term of no greater than ten years from the grant date and will become exercisable in accordance with the vesting schedule determined at the time the awards are granted. If incentive stock options are granted to a “ten percent holder,” then the options will have a term of no greater than five years from the grant date. A “ten percent holder” is defined as a person who owns stock possessing more than 10% of the total combined voting power of all classes of capital stock of the Company. At fiscal year end 2005, there were 2,000,521 shares subject to options under the 2004 plan and 751,979 shares available for grant.

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

CABELA’S INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Dollar Amounts in Thousands Except Share and Per Share Amounts)

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

Information relating to stock options at fiscal years ended 2005, 2004 and 2003 is as follows:

	2005		2004		2003
	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
Outstanding - beginning	4,137,495	$11.06	4,581,580	$7.07	7,042,730	$4.88
Granted	688,000	19.99	1,341,881	17.29	930,345	11.20
Exercised	(89,377)	8.35	(1,785,966)	5.49	(3,217,170)	3.45
Forfeited	(40,370)	17.60	—	—	(174,325)	7.50

Outstanding - ending	4,695,748	$12.36	4,137,495	$11.06	4,581,580	$7.07

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

CABELA’S INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Dollar Amounts in Thousands Except Share and Per Share Amounts)

The following summarizes information about stock options outstanding as of fiscal year ended 2005:

Options Outstanding			Options Exercisable
Exercise Price	Number	Average Remaining Contractual Life	Number
$0.00 to $5.00	749,592	2.0 years	171,570
$5.01 to $10.00	824,167	5.3 years	192,009
$10.01 to $15.00	1,673,803	5.4 years	363,613
$15.01 to $20.00	1,442,186	8.8 years	848,452
$20.01 to $25.00	2,000	9.0 years	2,000
$20.01 to $25.01	4,000	8.6 years	4,000

$ 12.36	4,695,748	5.9 years	1,581,644

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

	Fiscal Years Ended
	2005	2004	2003
Weighted average number of shares:
Common shares - basic	64,668,973	61,277,352	52,059,926
Effect of dilutive securities:
Stock Options	1,599,401	2,000,048	3,246,368

Common shares - diluted	66,268,374	63,277,400	55,306,294

CABELA’S INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Dollar Amounts in Thousands Except Share and Per Share Amounts)

17.	STOCKHOLDERS’ EQUITY

Class A Voting Common Stock – There are 245,000,000 shares of Class A common stock authorized, par value $0.01 per share. At fiscal year ended 2005 there were 56,929,795 shares of Class A common stock outstanding, including 238,546 shares of unvested early exercised options. The holders of the Company’s Class A common stock are entitled to receive ratably dividends, if any, the board of directors may declare from time to time from funds legally available therefore, subject to the preferential rights of the holders of any shares of the Company’s preferred stock that the Company may issue in the future. The holders of the Company’s Class A common stock are entitled to one vote per share on any matter to be voted upon by stockholders.

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

Class B Non-voting Common Stock – There are 245,000,000 shares of Class B non-voting common stock authorized, par value $0.01 per share. At fiscal year ended 2005 there were 8,073,205 shares of Class B non-voting common stock outstanding. The holders of the Company’s Class B non-voting common stock are not entitled to any voting rights, except that the holders may vote as a class, with each holder receiving one vote per share of Class B non-voting common stock, on any amendment, repeal or modification of any provision of the Company’s Amended and Restated Certificate of Incorporation that adversely affects the powers, preferences or special rights of holders of Class B non-voting common stock. Shares of the Company’s Class B non-voting common stock are convertible into the same number of shares of Class A voting common stock at any time. However, no holder of shares of Class B non-voting common stock is entitled to convert any of its shares into shares of Class A common stock, to the extent that, as a result of such conversion, the holder directly, or indirectly, would own, control or have the power to vote a greater number of shares of Class A common stock or other securities of any kind issued by the Company than the holder is legally permitted to own, control or have the power to vote. Subject to the prior rights of holders of preferred stock, if any, holders of Class B non-voting common stock, which rates equally with the Company’s Class A common stock in respect of dividends, are entitled to receive ratably dividends, if any, as may be lawfully declared from time to time by the Company’s board of directors.

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

Preferred Stock –There are 10,000,000 shares of preferred stock authorized, par value $0.01 per share. At fiscal year ended 2005, there were no shares outstanding. The board of directors is authorized to issue these shares of preferred stock without stockholder approval in different classes and series and, with respect to each class or series, to determine the dividend rate, the redemption provisions, conversion provisions, liquidation preference and other rights, privileges and restrictions. The issuance of any preferred stock could have the effect of diluting the voting power of the holders of common stock, restricting dividends on the common stock, impairing the liquidation rights of the common stock or delaying or preventing a change in control without further action by the stockholders.

Retained Earnings – The most significant restrictions on the payment of dividends are the covenants contained in the Company’s revolving credit agreement and unsecured senior notes purchase agreements. Nebraska banking laws also govern the amount of dividends that WFB can pay to the Company. The Company has unrestricted retained earnings of $80,269 available for dividends.

Shelf Registration – On September 2, 2005, the Company filed a Form S-3 Registration Statement to register 6,252,768 shares of common stock. The shares of common stock being offered in the registration statement by selling stockholders are issuable upon conversion of 6,252,768 shares of non-voting Class B common stock. The Company will not receive any of the proceeds from the sale of shares of common stock in this offering. The timing and amount of any sale are within the sole discretion of the selling stockholders.

CABELA’S INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Dollar Amounts in Thousands Except Share and Per Share Amounts)

Other Comprehensive Income (Loss) – The components of other comprehensive income (loss) and related tax effects were as follows:

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

During 2003 the Company leased land and buildings from an entity controlled by the majority stockholders. The lease cost was $70 per month. Rent expense on this lease was $844 for fiscal year 2003. At the end of fiscal 2003 the Company purchased these buildings for $5.0 million. These buildings are located in Sidney, Nebraska and are used for warehouse, distribution and corporate storage.

The Company had engaged McCarthy & Co., an affiliated party of one of the Company’s directors, to provide financial and business consulting services on a fee-for-services basis. The fees paid to McCarthy & Co. totaled $58, including expenses, in fiscal 2003. In addition, pursuant to an engagement letter entered into by the Company with McCarthy & Co., McCarthy & Co. was paid fees and expenses of $222 in fiscal 2003 in connection with the closing of a recapitalization transaction. Subsequently, $150 of the fees related to the recapitalization transaction was paid back to the Company by McCarthy & Co. in connection with the Company’s initial public offering in 2004.

The Company was previously a party to a split dollar insurance agreement dated January 29, 1999 with an affiliate of the Company’s Chairman. Under the agreement, the Company was guaranteed repayment of the lesser of net premiums paid or the cash surrender value of the policy upon death or termination. This agreement was terminated in September 2003, and

CABELA’S INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Dollar Amounts in Thousands Except Share and Per Share Amounts)

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

Self-Insurance – The Company is self-insured for health claims up to $300 per individual. A liability of $4,201 and $4,168 has been estimated and recorded at year end for fiscal 2005 and 2004, respectively, for those claims submitted and for those incurred prior to year end but not yet reported.

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

The Company has three reportable segments, Direct, Retail and Financial Services. The Direct segment sells products through direct-mail catalogs and an e-commerce website (Cabelas.com); the Retail segment consists of destination retail stores in various sizes and formats; and the Financial Services segment issues co-branded credit cards. The reconciling amount or Other segment is primarily made up of land sales, employee discounts, corporate overhead and shared services. The Company’s executive management, being its chief operating decision makers, assesses the performance of each operating segment based on an operating income measure, which is net revenue less merchandise acquisition costs and certain directly identifiable and allocable operating costs as described below. For the Direct segment, these operating costs primarily consist of catalog costs, e-commerce advertising costs and order processing costs. For the Retail segment, these operating costs primarily consist of labor, advertising, depreciation and occupancy costs of destination retail stores. For the Financial

CABELA’S INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Dollar Amounts in Thousands Except Share and Per Share Amounts)

Services segment, operating costs primarily consist of advertising and promotion, third party services for processing credit card transactions, salaries and wages and other general and administrative costs. Corporate and other expenses consist of unallocated shared-service costs, general and administrative expenses, various small companies such as real estate development, travel and lodging, which are not aggregated with the other segments, and eliminations. Unallocated shared-service costs include receiving, distribution and storage costs of inventory, merchandising and quality assurance costs, as well as corporate headquarters occupancy costs. General and administrative expenses include costs associated with general corporate management and shared departmental services such as management information systems, finance, human resources and legal.

Segment assets are those directly used in or clearly allocable to an operating segment’s operations. For the Direct segment, these assets primarily include prepaid catalog costs, fixed assets and goodwill. Goodwill made up $970 of assets in the Direct Segment as of December 31, 2005. For the Retail segment, these assets primarily include inventory in the stores, land, buildings, fixtures and leasehold improvements. For the Financial Services segment, these assets primarily include cash, credit card loans, buildings and fixtures. Corporate and other assets include corporate headquarters, merchandise distribution inventory, and shared technology infrastructure as well as corporate cash and cash equivalents, prepaid expenses and $355 of investment in an equity method investee as of December 31, 2005. In addition to the capital expenditures shown below, there were non-cash capital expenditures of $25, $5,010 and $3,464 in the Direct, Retail and Other segments, respectively, in fiscal 2005 related to unpaid capital expenditures included in accounts payable. Segment depreciation and amortization and capital expenditures are correspondingly allocated to each segment. Corporate and other depreciation and amortization and capital expenditures are related to corporate headquarters, merchandise distribution and technology infrastructure. Unallocated assets include corporate cash and equivalents, inventory for the Retail or Direct segment entities, the net book value of corporate facilities and related information systems, deferred income taxes and other corporate long-lived assets. The accounting policies of the segments, where applicable, are the same as those described in the summary of significant accounting policies in the annual financial statements. Intercompany revenue between the segments has been eliminated in the consolidations.

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

	Direct	Retail	Financial Services	Corporate Overhead and Other	Total
2005
Revenue from external	$1,042,219	$618,044	$106,439	$32,959	$1,799,661
Revenue from internal	1,948	2,061	(608)	(3,401)	—

Total revenue	1,044,167	620,105	105,831	29,558	1 ,799,661
Operating income (loss)	171,908	85,895	23,060	(165,900)	114,963
As a % of revenue	16.5%	13.9%	21.8%	N/A	6.4%
Depreciation and amortization	5,308	12,916	1,089	15,599	34,912
Assets	405,303	460,776	262,799	237,402	1 ,366,280
Capital expenditures	5,829	158,113	603	30,114	194,659

CABELA’S INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Dollar Amounts in Thousands Except Share and Per Share Amounts)

	Direct	Retail	Financial Services	Corporate Overhead and Other	Total
2004
Revenue from external	$974,400	$496,211	$69,670	$15,693	$1,555,974
Revenue from internal	1,757	2,047	(610)	(3,194)	—

Total revenue	976,157	498,258	69,060	12,499	1,555,974
Operating income (loss)	156,974	78,454	9,257	(147,470)	97,215
As a % of revenue	16.1%	15.7%	13.4%	N/A	6.2%
Depreciation and amortization	5,350	10,200	1,386	12,907	29,843
Assets	309,089	266,840	199,861	452,441	1,228,231
Capital expenditures	6,752	24,915	857	20,044	52,568

	Direct	Retail	Financial Services	Corporate Overhead and Other	Total
2003
Revenue from external	$927,848	$406,031	$49,076	$9,468	$1,392,423
Revenue from internal	1,101	1,930	747	(3,778)	—

Total revenue	928,949	407,961	49,823	5,690	1,392,423
Operating income (loss)	153,230	60,627	631	(129,557)	84,931
As a % of revenue	16.5%	14.9%	1.3%	N/A	6.1%
Depreciation and amortization	5,141	8,846	1,318	11,410	26,715
Assets	235,382	245,301	171,560	311,310	963,553
Capital expenditures	3,786	50,036	752	18,398	72,972

The components and amounts of net revenue for our Financial Services business for 2005, 2004 and 2003 were as follows:

	2005	2004	2003
INTEREST AND FEE INCOME	$17,196	$12,735	$7,858
INTEREST EXPENSE	(3,241)	(3,063)	(3,226)

NET INTEREST INCOME	13,955	9,672	4,632
NON-INTEREST INCOME:
Securitization income	133,032	96,466	74,472
Other non-interest income	31,836	24,905	19,050

Total non-interest income	164,868	121,371	93,522
Less: Customer rewards costs	(72,992)	(61,983)	(48,331)

FINANCIAL SERVICES REVENUE	$105,831	$69,060	$49,823

CABELA’S INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Dollar Amounts in Thousands Except Share and Per Share Amounts)

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

22.	RESTATEMENT OF FINANCIAL STATEMENTS

In preparing the Company’s unaudited condensed consolidated financial statements for the second quarter of fiscal 2006, the Company’s management determined that its historical financial statements should have presented investments held in auction-rate securities as short-term investments and not as cash equivalents, as previously reported. Auction-rate securities are highly-liquid investments that are reset through a “dutch auction” process that occurs every 7 to 49 days, depending on the terms of the individual security, however they should not be considered cash equivalents. As a result, the Company has restated its accompanying consolidated balance sheet as of January 1, 2005 and the accompanying consolidated statements of cash flows for the fiscal years ended December 31, 2005, January 1, 2005 and January 3, 2004. These restatements did not impact the Company’s revenue, net income, total assets, stockholders’ equity or earnings per share.

Following is a summary of the effects of the correction of the error on the Company’s statements of cash flows for the fiscal years ended December 31, 2005, January 1, 2005 and January 3, 2004.

	2005		2004		2003
Statements of Cash Flows	As previously reported	As Restated	As previously reported	As Restated	As previously reported	As Restated
Cash flows from Investing Activities:
Purchases of short-term investments	$—	$(21,000)	$—	$(156,825)	$—	$(111,450)
Sales or maturities of short-term investments	—	145,250	—	112,500	—	74,400
Net cash flows from investing activities	(204,867)	(80,617)	(126,811)	(171,136)	(89,735)	(126,785)
NET (DECREASE) INCREASE IN CASH OR CASH EQUIVALENTS	$(161,261)	$(37,011)	$55,603	$11,278	$13,945	$(23,105)
CASH AND CASH EQUIVALENTS, Beginning of the Year	248,184	123,934	192,581	112,656	178,636	135,761
CASH AND CASH EQUIVALENTS, End of the Year	N/a	N/a	248,184	123,934	192,581	112,656

*	N/a – Not applicable

CABELA’S INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Dollar Amounts in Thousands Except Share and Per Share Amounts)

Following is a summary of the effects of the correction of the error on the Company’s consolidated balance sheet as of January 1, 2005. The Company did not own any auction-rate securities as of December 31, 2005.

	January 1, 2005
Balance Sheet	As previously reported	As Restated
Cash and cash equivalents	$248,184	$123,934
Short-term investments	—	124,250

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Cabela’s Incorporated and Subsidiaries

Sidney, Nebraska

We have audited the consolidated financial statements of Cabela’s Incorporated and Subsidiaries (the “Company”) as of December 31, 2005 and January 1, 2005, and for each of the three years in the period ended December 31, 2005, and have issued our report dated February 28, 2006 (September 1, 2006 as to Notes 20 and 22), (which report expresses an unqualified opinion and includes an explanatory paragraph regarding the restatement discussed in Note 22). We have also audited management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005 and the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005, and have issued our report thereon dated February 28, 2006 (September 1, 2006 as to the effects of the material weakness described in Management’s Report on Internal Control Over Financial Reporting (as revised), (which report expresses an adverse opinion on the effectiveness of internal control over financial reporting). Such reports are included elsewhere in this Form 10-K/A. Our audits also included the consolidated financial statement schedule of the Company listed in the accompanying index at Item 15. This consolidated financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ Deloitte & Touche LLP

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

In connection with this annual report on Form 10-K/A, our Chief Executive Officer and Chief Financial Officer reevaluated, with the participation of our management, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on management’s evaluation, our Chief Executive Officer and Chief Financial Officer each concluded that our disclosure controls and procedures were not effective as of December 31, 2005 solely because of the material weakness in internal control over financial reporting with respect to the accounting for and disclosure of short-term investments described below.

Management’s Report on Internal Control Over Financial Reporting (as revised)

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for the company. Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of our financial reporting for external purposes in accordance with accounting principles generally accepted in the United States of America.

In our 2005 annual report on Form 10-K, filed on March 1, 2006, our management included Management’s Report on Internal Control over Financial Reporting, which expressed a conclusion by management that as of December 31, 2005 our internal control over financial reporting was effective. In connection with the restatement of our financial statements, as described further in Note 22 to the financial statements, management determined that a material weakness in internal control over financial reporting with respect to the accounting for and disclosure of short-term investments existed as of December 31, 2005 and, accordingly, has revised its assessment of the effectiveness of our internal control over financial reporting as of December 31, 2005. Specifically, controls were not operating effectively to ensure that (i) short-term investments were properly excluded from cash and cash equivalents on the balance sheet, and (ii) the corresponding presentation of the purchases and sales of short-term investments were properly reflected in the investing section of the statement of cash flows. This material weakness resulted in the restatement of our 2005, 2004, and 2003 annual financial statements included in this annual report on Form 10-K/A and our condensed consolidated statements of cash flows for the interim periods ended April 1, 2006 and April 2, 2005 included in our quarterly report on Form 10-Q/A for the quarterly period ended April 1, 2006.

With the participation of our Chief Executive Officer and our Chief Financial Officer, management has reevaluated the effectiveness of our internal control over financial reporting as of December 31, 2005 based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management has concluded that our internal control over financial reporting was not effective as of December 31, 2005.

Deloitte & Touche LLP has audited this assessment of our internal control over financial reporting. Their report is included in this Item 9A.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2005 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

In order to remediate the material weakness in our internal control over financial reporting discussed above, management is in the process of designing, implementing and continuing to enhance controls to ensure the proper presentation and disclosure of short-term investments on our consolidated balance sheets and statements of cash flows. We expect to remediate this material weakness in our internal control over financial reporting by the end of fiscal 2006.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Cabela’s Incorporated and Subsidiaries

Sidney, Nebraska

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting (as revised), that Cabela’s Incorporated and Subsidiaries (the “Company”) did not maintain effective internal control over financial reporting as of December 31, 2005, because of the effect of the material weakness identified in management’s assessment based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our report dated February 28, 2006, we expressed an unqualified opinion on management’s assessment that the Company maintained effective internal control over financial reporting and an unqualified opinion on the effectiveness of internal control over financial reporting. As described in the following paragraph, the Company subsequently identified material misstatements in its financial statements for the years ended December 31, 2005, January 1, 2005 and January 3, 2004, which caused such financial statements to be restated. Management subsequently revised its assessment due to the identification of a material weakness, described in the following paragraph, which resulted in the errors and related financial statement restatement. Accordingly, our opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005 expressed herein is different from that expressed in our previous report.

A material weakness is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weakness has been identified and included in management’s revised assessment. The Company’s controls over the accounting for cash and cash equivalents and short-term investments did not operate effectively to appropriately identify certain auction-rate securities and determine that such auction-rate securities were presented in accordance with generally accepted accounting principles within the Company’s balance sheet and statement of cash flows. This material weakness resulted in the restatement of the Company’s December 31, 2005, January 1, 2005 and January 3, 2004 annual financial statements. This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the consolidated financial statements as of and for the year ended December 31, 2005, of the Company and this report does not affect our report on such financial statements.

In our opinion, management’s revised assessment that the Company did not maintain effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2005, of the Company and our report dated February 28, 2006 (September 1, 2006 as to Notes 20 and 22) expressed an unqualified opinion on those consolidated financial statements.

/s/ Deloitte & Touche LLP

DELOITTE & TOUCHE LLP

Omaha, Nebraska

February 28, 2006 (September 1, 2006 as to the effects of the material weakness described in Management’s Report on Internal Control Over Financial Reporting (as revised))

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information under the headings “Proposal One – Election of Directors,” “Executive Officers of the Company,” “Corporate Governance – Committees of the Board of Directors – Audit Committee,” and “Section 16 (a) Beneficial Ownership Reporting Compliance,” in our Proxy Statement relating to our 2006 Annual Meeting of Shareholders (our “Proxy Statement”) is incorporated herein by reference. With the exception of the foregoing information and other information specifically incorporated by reference into this Report on Form 10-K/A, our Proxy Statement is not being filed as a part hereof.

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

The information under the heading “Executive Compensation” and “Corporate Governance – Director Compensation” in our Proxy Statement is incorporated herein by reference; provided however, that the information under the heading “Executive Compensation – Compensation Committee Report on Executive Compensation” in our Proxy Statement is not incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information under the headings “Security Ownership of Certain Beneficial Owners and Management” and “Executive Compensation – Equity Compensation Plan Information as of Fiscal Year-End” in our Proxy Statement is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information under the headings “Certain Relationships and Related Transactions” in our Proxy Statement is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information under the heading “Proposal Three – Ratification of Independent Registered Public Accounting Firm,” in our Proxy Statement is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this report:

1.	Financial Statements:

2.	Financial Statement Schedules:

Schedule II – Valuation and Qualifying Accounts.

All other schedules for which provision is made in the applicable accounting regulations of the SEC are not required under the related instructions or are inapplicable and, therefore, have been omitted.

3.	Exhibits: See Item 15(b) below.

(b)	Exhibits

Exhibit Number	Exhibit Description

3.1	Amended and Restated Certificate of Incorporation of Cabela’s Incorporated (incorporated by reference from Exhibit 3.1 of our Quarterly Report on Form 10-Q, filed on August 13, 2004, File No. 001-32227)

3.2	Amended and Restated Bylaws of Cabela’s Incorporated (incorporated by reference from Exhibit 3.2 of our Quarterly Report on Form 10-Q, filed on August 13, 2004, File No. 001-32227)

4.1	Specimen Stock Certificate (incorporated by reference from Exhibit 4.1 of our Registration Statement on Form S-1, filed on March 23, 2004, Registration No. 333-113835)

4.2	Registration Rights Agreement dated as of September 23, 2003, among Cabela’s Incorporated and the security holders named therein (incorporated by reference from Exhibit 4.2 of our Registration Statement on Form S-1, filed on March 23, 2004, Registration No. 333-113835)

4.3	Form of 4.95% Senior Note due September 2009 (incorporated by reference from Exhibit 4.3 of our Registration Statement on Form S-1, filed on March 23, 2004, Registration No. 333-113835)

4.4	Form of 8.79% Senior Note, Series A, due January 2007 (incorporated by reference from Exhibit 4.4 of our Registration Statement on Form S-1, filed on March 23, 2004, Registration No. 333-113835)

4.5	Form of 9.01% Senior Note, Series B, due January 2007 (incorporated by reference from Exhibit 4.5 of our Registration Statement on Form S-1, filed on March 23, 2004, Registration No. 333-113835)

4.6	Form of 9.19% Senior Note, Series C, due January 2010 (incorporated by reference from Exhibit 4.6 of our Registration Statement on Form S-1, filed on March 23, 2004, Registration No. 333-113835)

4.7	Note Purchase Agreements dated as of September 5, 2002, among Cabela’s Incorporated and various purchasers party thereto (incorporated by reference from Exhibit 4.7 of our Registration Statement on Form S-1, filed on March 23, 2004, Registration No. 333-113835)

4.8	First Amendment Agreement to Note Purchase Agreements dated as of September 5, 2002, among Cabela’s Incorporated and various purchasers party thereto (incorporated by reference from Exhibit 10 of our Quarterly Report of Form 10-Q, filed on November 4, 2005, File No. 001-32227)

4.9	Note Agreements dated as of January 1, 1995, among Cabela’s Incorporated and various purchasers party thereto (incorporated by reference from Exhibit 4.8 of our Registration Statement on Form S-1, filed on March 23, 2004, Registration No. 333-113835)

4.10	Amendment No. 1 to Note Agreements dated as of January 1, 1995, among Cabela’s Incorporated and various purchasers party thereto (incorporated by reference from Exhibit 4.9 of our Registration Statement on Form S-1, filed on March 23, 2004, Registration No. 333-113835)

4.11	Amendment No. 2 to Note Agreements dated as of January 1, 1995, among Cabela’s Incorporated and various purchasers party thereto (incorporated by reference from Exhibit 4.10 of our Registration Statement on Form S-1, filed on March 23, 2004, Registration No. 333-113835)

4.12	Amendment No. 3 to Note Agreements dated as of January 1, 1995, among Cabela’s Incorporated and various purchasers party thereto (incorporated by reference from Exhibit 4.11 of our Registration Statement on Form S-1, filed on March 23, 2004, Registration No. 333-113835)

4.13	Amendment No. 4 to Note Agreements dated as of January 1, 1995, among Cabela’s Incorporated and various purchasers party thereto (incorporated by reference from Exhibit 4.12 of our Registration Statement on Form S-1, filed on March 23, 2004, Registration No. 333-113835)

4.14	Amendment No. 5 to Note Agreements dated as of January 1, 1995, among Cabela’s Incorporated and various purchasers party thereto (incorporated by reference from Exhibit 4.13 of our Registration Statement on Form S-1, filed on March 23, 2004, Registration No. 333-113835)

10.1	Executive Employment Agreement dated as of January 4, 2004, between Cabela’s Incorporated and Richard N. Cabela (incorporated by reference from Exhibit 10.1 of our Registration Statement on Form S-1, filed on March 23, 2004, Registration No. 333-113835) *

10.2	Addendum to Executive Employment Agreement dated as of January 4, 2004, between Cabela’s Incorporated and Richard N. Cabela (incorporated by reference from Exhibit 10.1 of our Quarterly Report of Form 10-Q, filed on May 12, 2005, File No. 001-32227) *

10.3	Executive Employment Agreement dated as of January 4, 2004, between Cabela’s Incorporated and James W. Cabela (incorporated by reference from Exhibit 10.2 of our Registration Statement on Form S-1, filed on March 23, 2004, Registration No. 333-113835) *

10.4	Addendum to Executive Employment Agreement dated as of January 4, 2004, between Cabela’s Incorporated and James W. Cabela (incorporated by reference from Exhibit 10.2 of our Quarterly Report of Form 10-Q, filed on May 12, 2005, File No. 001-32227) *

10.5	Employee Lease Agreement dated as of January 1, 2005, between Cabela’s Incorporated and Mudhead Enterprises, LLC (incorporated by reference from Exhibit 10.5 of our Quarterly Report on Form 10-Q, filed on May 12, 2005, File No. 001-32227)

10.6	Stock Redemption Agreement dated as of September 23, 2003, among Cabela’s Incorporated, James W. Cabela and an affiliated party, and Richard N. Cabela and his affiliates (incorporated by reference from Exhibit 10.4 of our Registration Statement on Form S-1, filed on March 23, 2004, Registration No. 333-113835)

10.7	Stock Purchase Agreement dated as of September 23, 2003, among Cabela’s Incorporated and the security holders named therein (incorporated by reference from Exhibit 10.5 of our Registration Statement on Form S-1, filed on March 23, 2004, Registration No. 333-113835)

10.8	1997 Stock Option Plan (incorporated by reference from Exhibit 10.6 of our Registration Statement on Form S-1, filed on March 23, 2004, Registration No. 333-113835) *

10.9	First Amendment to 1997 Stock Option Plan (incorporated by reference from Exhibit 10.7 of our Registration Statement on Form S-1, filed on March 23, 2004, Registration No. 333-113835) *

10.10	Second Amendment to 1997 Stock Option Plan (incorporated by reference from Exhibit 10.8 of our Registration Statement on Form S-1, filed on March 23, 2004, Registration No. 333-113835) *

10.11	Third Amendment to 1997 Stock Option Plan (incorporated by reference from Exhibit 10.9 of our Registration Statement on Form S-1, filed on March 23, 2004, Registration No. 333-113835) *

10.12	Fourth Amendment to 1997 Stock Option Plan (incorporated by reference from Exhibit 10.9.1 of our Registration Statement on Form S-1, filed on March 23, 2004, Registration No. 333-113835) *

10.13	Form of 1997 Employee Stock Option Agreement (incorporated by reference from Exhibit 10.10 of our Registration Statement on Form S-1, filed on March 23, 2004, Registration No. 333-113835) *

10.14	Form of Employee Stock Purchase Agreement (incorporated by reference from Exhibit 10.11 of our Registration Statement on Form S-1, filed on March 23, 2004, Registration No. 333-113835) *

10.15	2004 Stock Plan (incorporated by reference from Exhibit 10.12 of our Registration Statement on Form S-1, filed on March 23, 2004, Registration No. 333-113835) *

10.16	Form of 2004 Employee Stock Option Agreement (incorporated by reference from Exhibit 10.13 of our Registration Statement on Form S-1, filed on March 23, 2004, Registration No. 333-113835) *

10.17	2004 Employee Stock Purchase Plan (incorporated by reference from Exhibit 10.14 of our Registration Statement on Form S-1, filed on March 23, 2004, Registration No. 333-113835) *

10.18	Second Amended and Restated Credit Agreement dated as of July 15, 2005, among Cabela’s Incorporated, various lenders party thereto, and U.S. Bank National Association, as Administrative Agent (incorporated by reference from Exhibit 10 of our Current Report on Form 8-K, filed on July 15, 2005, File No. 001-32227)

10.19	Second Amended and Restated Intercreditor Agreement dated as of September 6, 2005, among Cabela’s Incorporated, various lenders party thereto, various note holders party thereto, and U.S. Bank National Association, as Collateral Agent (incorporated by reference from Exhibit 10 of our Current Report on Form 8-K, filed on September 9, 2005, File No. 001-32227)

10.20	Form of Indemnification Agreement (incorporated by reference from Exhibit 10.18 of our Registration Statement on Form S-1, filed on March 23, 2004, Registration No. 333-113835) *

10.21	Form of Management Change of Control Severance Agreement (incorporated by reference from Exhibit 10.19 of our Registration Statement on Form S-1, filed on March 23, 2004, Registration No. 333-113835) *

10.22	Restated Bonus Plan (incorporated by reference from Exhibit 10.20 of our Registration Statement on Form S-1, filed on March 23, 2004, Registration No. 333-113835) *

10.23	Cabela’s Incorporated Third Amended and Restated Deferred Compensation Plan, as amended (incorporated by reference from Exhibit 10.1 of our Current Report on Form 8-K, filed on March 1, 2005 (File No. 001-32227)) *

10.24	Summary of Non-Employee Director Compensation (incorporated by reference from Exhibit 10.1 of our Current Report on Form 8-K, filed on December 27, 2004, File No. 001-32227) *

10.25	Summary of Compensation to our Named Executive Officers*†

10.26	Form of Confidentiality and Noncompetition Agreement (executed by Dennis Highby, Patrick A. Snyder, Michael Callahan, and Brian J. Linneman effective April 14, 2005) (incorporated by reference from Exhibit 10.3 of our Quarterly Report of Form 10-Q, filed on May 12, 2005, File No. 001-32227)*

10.27	Form of Confidentiality and Noncompetition Agreement – World’s Foremost Bank (executed by David A. Roehr and Ralph Castner effective April 14, 2005) (incorporated by reference from Exhibit 10.4 of our Quarterly Report of Form 10-Q, filed on May 12, 2005, File No. 001-32227)*

10.28	Retirement and General Release Agreement dated January 30, 2006, between Cabela’s Incorporated and David A. Roehr (incorporated by reference from Exhibit 10 of our Current Report of Form 8-K/A, filed on February 1, 2006, File No. 001-32227)*

10.29	Amended and Restated Lease Agreement with Option to Purchase dated April 26, 2005, between Ohio County Development Authority and Cabela’s Wholesale, Inc.†

21.1	Subsidiaries of Cabela’s Incorporated†

23.1	Consent of Deloitte & Touche LLP

24.1	Powers of Attorney†

31.1	Certification of CEO Pursuant to 13a-14(a) under the Exchange Act

31.2	Certification of CFO Pursuant to Rule 13a-14(a) under the Exchange Act

32.1	Certifications Pursuant to 18 U.S.C. Section 1350

99.1	Cabela’s Incorporated 401(k) Savings Plan (incorporated by reference from Exhibit 99.4 of our Registration Statement on Form S-8, filed on June 25, 2004, Registration No. 333-116864)

99.2	EGTRRA Amendment to the Cabela’s Incorporated 401(k) Savings Plan (incorporated by reference from Exhibit 99.4 of our Registration Statement on Form S-8, filed on June 25, 2004, Registration No. 333-116864)

99.3	MRD Amendment to the Cabela’s Incorporated 401(k) Savings Plan (incorporated by reference from Exhibit 99.4 of our Registration Statement on Form S-8, filed on June 25, 2004, Registration No. 333-116864)

99.4	Third Amendment of the Cabela’s Incorporated 401(k) Savings Plan (incorporated by reference from Exhibit 99.1 of our Quarterly Report of Form 10-Q, filed on May 12, 2005, File No. 001-32227)

99.5	Fourth Amendment of the Cabela’s Incorporated 401(k) Savings Plan (incorporated by reference from Exhibit 99.2 of our Quarterly Report of Form 10-Q, filed on May 12, 2005, File No. 001-32227)

99.6	Fifth Amendment of the Cabela’s Incorporated 401(k) Savings Plan†

*	indicates management contract or compensatory plan or arrangement required to be filed as exhibits pursuant to Item 15(b) of this report.

†	previously filed

(c)	Financial Statement Schedules. See Item 15(a) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CABELA’S INCORPORATED

Dated: September 1, 2006	By:	/s/ Dennis Highby
Dennis Highby
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Dennis Highby Dennis Highby	President, Chief Executive Officer and Director (Principal Executive Officer)	September 1, 2006

/s/ Ralph W. Castner Ralph W. Castner	Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	September 1, 2006

* Richard N. Cabela	Chairman of the Board and Director	September 1, 2006

* James W. Cabela	Vice-Chairman of the Board and Director	September 1, 2006

* Theodore M. Armstrong	Director	September 1, 2006

* John Gottschalk	Director	September 1, 2006

* Reuben Mark	Director	September 1, 2006

* Michael R. McCarthy	Director	September 1, 2006

* Stephen P. Murray	Director	September 1, 2006

* By:	/s/ Ralph W. Castner
Ralph W. Castner
Attorney-in-fact
September 1, 2006