Form 10-Q/A
period 2006-04-01
CABELAS INC
filed 2006-09-01
CIK 1267130

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q/A
(Amendment No. 1)
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

EXPLANATORY NOTE

Cabela’s Incorporated (the “Company”) is filing this Amendment No. 1 (this “Amendment”) to its Quarterly Report on Form 10-Q for the quarterly period ended April 1, 2006 (the “Form 10-Q”) to reflect the restatement of the Company’s condensed consolidated statements of cash flows for the interim periods ended April 1, 2006 and April 2, 2005 as discussed in Note 14 (“Restatement of Financial Statements”) of the Notes to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Amendment. These restatements did not impact the Company’s revenue, net income, total assets, stockholders’ equity or earnings per share.

Additionally, a correction was made to the aggregate pre-tax intrinsic value of in-the-money options as of April 1, 2006 in Note 2 to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Amendment.  This amount was previously reported as $6,742 and is now reported as $15,727.

Except for Items 1, 2 and 4 of Part I and Item 1A of Part II, no other information included in the Form 10-Q is being amended by this Amendment. The remaining Items contained within this Amendment consist of all other Items originally contained in the Form 10-Q and are included for the convenience of the reader. This Amendment continues to speak as of the date of the original filing of the Form 10-Q and the Company has not updated the disclosure in the Amendment to speak as of any later date.

CABELA’S INCORPORATED
FORM 10-Q/A
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
	Three months ended
	April 1, 2006	April 2, 2005
REVENUE:
Merchandise sales	$374,214	$327,873
Financial services revenue	28,534	20,538
Other revenue	2,057	2,178
Total revenue	404,805	350,589

COST OF REVENUE:
Cost of merchandise sales	241,883	213,369
Cost of other revenue	406	(8)
Total cost of revenue (exclusive of depreciation and amortization)	242,289	213,361

GROSS PROFIT	162,516	137,228

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	148,313	126,205

OPERATING INCOME	14,203	11,023

OTHER INCOME (EXPENSE):
Interest income	401	434
Interest expense	(3,344)	(2,070)
Other income, net	2,977	2,673
	34	1,037

INCOME BEFORE PROVISION FOR INCOME TAXES	14,237	12,060

INCOME TAX EXPENSE	5,154	4,293

NET INCOME	$9,083	$7,767

EARNINGS PER SHARE:
Basic	$0.14	$0.12

Diluted	$0.14	$0.12

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	65,069,840	64,588,079

Diluted	66,359,544	66,296,472

See notes to unaudited condensed consolidated financial statements.

CABELA’S INCORPORATED AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Dollar Amounts in Thousands) (Unaudited)
	Three months ended
	April 1, 2006 As Restated (Note 14)	April 2, 2005 As Restated (Note 14)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$9,083	$7,767
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation	9,899	7,771
Amortization	220	352
Stock based compensation	803	235
Deferred income taxes	1,437	(56)
Other	432	(300)
Change in operating assets and liabilities:
Accounts receivable	638	3,265
Origination of credit card loans held for sale, net of collections	(35,485)	(38,201)
Retained interests	1,894	1,444
Inventories	(21,748)	(35,276)
Prepaid expenses and deferred catalog costs	4,009	(4,039)
Other current assets	(5,422)	(4,875)
Land held for sale or development	(80)	(61)
Accounts payable (Note 12)	(50,940)	(3,050)
Accrued expenses and other liabilities	(13,325)	(15,013)
Gift certificates and credit card reward points	(10,906)	(6,555)
Accrued compensation and benefits	(32,924)	(28,913)
Income taxes payable	(17,022)	(8,139)
Deferred grant income	(956)	(120)
Deferred compensation	(2,235)	732
Net cash flows from operating activities	(162,628)	(123,032)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures (Note 12)	(14,541)	(46,474)
Purchases of marketable securities	(12,288)	(8,853)
Purchases of short-term investments	(65,000)	(21,000)
Sales or maturities of short-term investments	65,000	145,250
Change in credit card loans receivable	(820)	(1,248)
Change in cash reserves for retained interests	-	750
Maturities of marketable securities	315	393
Other, net	6	434
Net cash flows from investing activities	(27,328)	69,252

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances on lines of credit	126,724	5,000
Payments on lines of credit	(125,663)	(5,000)
Change in unpresented checks net of bank balance	(10,578)	(21,381)
Proceeds from issuance of long-term debt	215,000	-
Payments on long-term debt	(1,573)	(1,089)
Change in time deposits, net	(5,257)	(3,300)
Debt issuance costs	(447)	-
Excess tax benefits from exercise of stock options	246	-
Proceeds from exercise of employee stock options and stock purchase plan	1,281	511
Net cash flows from financing activities	199,733	(25,259)
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	9,777	(79,039)
CASH AND CASH EQUIVALENTS, Beginning of Period	86,923	123,934
CASH AND CASH EQUIVALENTS, End of Period	$96,700	$44,895

See notes to unaudited condensed consolidated financial statements.

CABELA’S INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollar Amounts in Thousands Except Share and Per Share Amounts)
(Unaudited)

1.     MANAGEMENT REPRESENTATIONS

The condensed consolidated financial statements included herein are unaudited and have been prepared by Cabela’s Incorporated and its wholly-owned subsidiaries (the “Company”) pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. The consolidated balance sheet of the Company as of December 31, 2005, was derived from the Company’s audited consolidated balance sheet as of that date. All other consolidated financial statements contained herein are unaudited and reflect all adjustments which are, in the opinion of management, necessary to summarize fairly the financial position of the Company and the results of the Company’s operations and cash flows for the periods presented. All of these adjustments are of a normal recurring nature. All significant intercompany balances and transactions have been eliminated in consolidation. Because of the seasonal nature of the Company’s operations, results of operations of any single reporting period should not be considered as indicative of results for a full year. These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the fiscal year ended 2005.

Reclassifications - Certain reclassifications have been made to prior year financial statements and the notes to conform to the current year presentation. The Company has reclassified a portion of the retained interests of $1,444 related to its Financial Services business from investing activities to operating activities in the statement of cash flows for the three months ended April 2, 2005. This change did not impact the total net (decrease) increase in cash and cash equivalents. There were no covenant calculations affected by this change in the presentation of the Company’s cash flow statement line items. The amount was deemed to be immaterial to the Company’s financial statements.

Recast - On March 22, 2006, the Company changed the manner in which it reports and evaluates segment information. The Company changed the fee structure between its Financial Services segment and the Company’s other segments to more appropriately reflect current market conditions. This change was effective January 1, 2006. As required by Statement of Financial Accounting Standards No. 131 (“Statement 131”), consolidated financial statements issued by the Company in the future will reflect modifications to its reportable segments resulting from these changes, including recasting of all comparative prior period segment information. Accordingly, in this Form 10-Q/A, the Company is providing the required recast segment information related to prior periods.

2.     STOCK-BASED COMPENSATION

Effective January 1, 2006, the Company adopted the provisions of Statement No. 123 (revised 2004), “Share-Based Payment” (“Statement 123R”) which requires the fair value measurement and recognition of compensation expense for all share-based payment awards made to employees and directors including employee stock option awards and employee stock purchases made under an employee stock purchase plan. The Company previously applied the provision of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees and related interpretations and provided the required pro forma disclosures under Statement No. 123, “Accounting for Stock-Based Compensation.”

In March 2004, the Company adopted the Cabela’s Incorporated 2004 Stock Plan (the “2004 Plan”). The 2004 Plan provides for the grant of non-qualified stock options, incentive stock options, stock appreciation rights, restricted stock, restricted stock units and other stock-based awards to employees, directors and consultants. A maximum of 2,752,500 shares, subject to adjustment in the event of a stock split, consolidation or stock dividend, of the Company’s common stock are available for awards under the 2004 Plan. Options granted under the 2004 Plan will have a term of no greater than ten years from the grant date and will become exercisable in accordance with the vesting schedule determined at the time the awards are granted. As of April 1, 2006, there were 1,891,298 shares subject to options under the 2004 Plan and 845,054 shares available for grant.

In March 2004, the Company adopted an Employee Stock Purchase Plan (the “ESPP”), under which shares of common stock are available to be purchased by the Company’s employees. The maximum number of shares of common stock available for issuance under the ESPP is 1,835,000, subject to adjustment in the event of a stock split, consolidation or stock dividend. Employees are eligible to participate in the ESPP immediately upon hire. The employee’s purchase price is 85% of the fair market value of the stock on the date of purchase. Each year, employees may purchase shares having a fair market value of up to $25. As of April 1, 2006, 156,446 shares had been issued under the ESPP and 1,678,554 shares were available for issuance.

The Company’s 1997 Stock Option Plan (the “1997 Plan”) provided for the granting of incentive stock options and nonqualified stock options to purchase shares of the Company’s common stock to officers, directors and key employees. As of April 1, 2006, there were 2,354,730 shares subject to options under the 1997 plan and there were no future shares available for grant under the 1997 Plan. During 2003, the Company allowed employees to exercise options prior to vesting in exchange for a call option, as provided for in the 1997 Plan. At the end of fiscal year 2005, 238,546 shares had been exercised prior to vesting. There were 18,350 shares remaining unvested as of April 1, 2006 with an estimated call value of approximately $71. These shares have been included in the tables below.

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

The pro forma information for the three months ended April 1, 2006 and April 2, 2005 was as follows:

	Three months ended
	April 1, 2006	April 2, 2005

Net income - as reported	$9,083	$7,767

Add: Stock based employee compensation recognized, net of tax	-	151

Deduct: Pro-forma stock-based employee compensation expense determined under fair value based method for shares granted prior to being a public Company, net of tax	(63)

Deduct: Pro-forma stock-based employee compensation expense determined under fair value based method for all shares granted, net of tax	-	(698)

Net income - pro forma	$9,020	$7,220

Earnings per share:
Basic - as reported	$0.14	$0.12
Basic - proforma	$0.14	$0.11

Diluted - as reported	$0.14	$0.12
Diluted - proforma	$0.13	$0.11

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

The impact on results of continuing operations of recording share-based compensation for the three-month period ended April 1, 2006 was as follows:

Three months ended April 1, 2006

Selling, general & administrative	$803

Impact of Statement 123R, net of tax	$512

Impact on consolidated net income per share:
Basic	$0.01
Diluted	$0.01

There was no share-based compensation capitalized in assets as of April 1, 2006. On January 6, 2006, a modification of shares resulted in a charge to compensation expense of $239 under Statement 123R.

For the three months ended April 1, 2006, the excess tax benefit realized from exercised stock options and similar awards was $246. As of April 1, 2006, the total unrecognized deferred share-based compensation balance for unvested shares issued after becoming a public company, net of expected forfeitures, was approximately $1,977, net of tax, which is expected to be amortized over the next 2.75 years.

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

Valuation Assumptions

The fair value of options granted on and subsequent to May 1, 2004 was estimated on the date of the grant using the Black-Scholes option pricing model with the following weighted-average assumptions: the expected stock price volatility was 50%; the risk free interest at grant date ranged from 3.57% to 4.38% and the expected term was 4.5 years. Due to being a newly public company, the volatility factor was derived using a historical volatility model as well as comparisons to peers in the Company’s market sector.

Share-Based Payment Award Activity

The following table summarizes equity share-based payment award activity for the three months ended April 1, 2006:

	Three months ended April 1, 2006
	Options Available for Grant	Options Outstanding	Weighted Average Exercise Price

Outstanding - beginning January 1, 2006	751,979	4,695,748	$12.36
Granted	-	-	-
Exercised	-	(333,707)	5.23
Forfeited (1) (2)	93,075	(116,013)	17.64

Outstanding - ending	845,054	4,246,028	$12.78

(1)	Options forfeited under the 1997 Plan do not become available for grant under the 2004 plan.
(2)	Options forfeited under the 2004 Plan are immediately available for grant.

The stock options outstanding and exercisable for equity share-based payment awards as of April 1, 2006 were in the following exercise price ranges:

Options Outstanding				Options Exercisable
Exercise Price	Shares	Weighted Average Exercise Price	Average Remaining Contractual Life	Number	Weighted Average Exercise Price

$0.00 to $5.00	509,212	$3.83	1.9 years	351,400	$3.71
$5.01 to $10.00	761,117	8.25	5.1 years	278,512	8.27
$10.01 to $15.00	1,615,083	11.63	5.2 years	663,631	11.63
$15.01 to $20.00	1,354,616	20.00	8.1 years	984,386	20.00
$20.01 to $25.00	2,000	21.77	8.8 years	2,000	21.77
$25.01 to $30.00	4,000	27.26	8.3 years	4,000	27.26

	4,246,028	$12.78	5.7 years	2,283,929	$13.65

The aggregate intrinsic value of awards exercised during the three months ended April 1, 2006 was $1,243. The total number of in-the-money awards exercisable as of April 1, 2006 was approximately 2,277,929. Based on the Company’s closing stock price of $20.52 at April 1, 2006, the aggregate pre-tax intrinsic value that would have been received by award holders had all award holders exercised their awards that were in-the-money was $15,727.

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

Retained Interests:

Retained interests in securitized loans, which are carried at fair value, consisted of the following at April 1, 2006 and December 31, 2005:

	April 1, 2006	December 31, 2005

Cash reserve account	$16,720	$16,495
Interest-only strip	14,838	15,567
Class B certificates	1,013	2,403

	$32,571	$34,465

Credit card loans held for sale and credit card loans receivable consisted of the following at April 1, 2006 and December 31, 2005:

	April 1, 2006	December 31, 2005
Composition of credit card loans held for sale and credit card loans receivable:
Loans serviced	$1,261,998	$1,340,820
Loans securitized and sold to outside investors	(1,133,000)	(1,247,000)
Securitized receivables with certificates owned by WFB which are classified as retained interests	(1,013)	(2,403)
	127,985	91,417
Less adjustment to market value and allowance for loan losses	(1,977)	(1,759)

Total	$126,008	$89,658

Delinquent loans in the managed credit card loan portfolio at April 1, 2006 and December 31, 2005:
30-89 days	$7,013	$6,856
90 days or more and still accruing	$2,498	$2,176

	Three months ended
	April 1, 2006	April 2, 2005
Total net charge-offs on the managed credit card loan portfolio for the three months ended April 1, 2006 and April 2, 2005	$5,624	$5,325

Average credit card loans:
Managed credit card loans	$1,253,948	$1,006,261

Securitized credit card loans including seller's interest	$1,221,844	$988,745

Total net charge-offs as an annualized percentage of average managed credit card loans	1.79%	2.12%

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

The Company is party to a credit agreement that provides for a $325,000 unsecured revolving credit facility that expires on June 30, 2010. The credit agreement permits the issuance of up to $150,000 in letters of credit and standby letters of credit, the nominal amount of which are applied against the overall credit limit available under the revolver. There were no principal amounts outstanding on the line of credit, and $70,054 outstanding on letters of credit and standby letters of credit, as of April 1, 2006. During the first quarter of fiscal 2006, the average principal amount outstanding on the line of credit was $12,943, and the weighted average interest rate for borrowings on the line of credit was 5.43%.

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

Generally, the Company hedges a portion of its anticipated inventory purchases for periods up to twelve months. As of April 1, 2006, the Company had hedged certain portions of its anticipated inventory purchases through April 2006.

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

Interest Rate Management - On February 4, 2003, in connection with the Series 2003-1 term securitization, the Trust entered into a $300,000 notional swap agreement in order to manage interest rate exposure. The exposure is related to changes in cash flows from funding credit card loans, which include a high percentage of accounts with floating rate obligations that do not incur monthly finance charges. The swap converts the interest rate on the investor bonds from a floating rate basis with a spread over a benchmark note to a fixed rate of 3.699%. Since the Trust is not consolidated, the fair value of the swap is not reflected on the financial statements. Additionally, the Company entered into a swap with similar terms with the counter-party whereby the notional amount is zero unless the notional amount of the Trust’s swap falls below $300,000. The Company has not elected to designate this derivative as a hedge and, therefore, the derivative is marked to market through the statement of income. As of April 1, 2006, market value was determined to be zero. WFB pays Cabela’s a fee for the credit enhancement provided by this swap, which was $150 and $150 for the three months ended April 1, 2006 and April 2, 2005, respectively.  This amount is eliminated in consolidation.

6.     EARNINGS PER SHARE

Basic earnings per share (“EPS”) is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is computed by dividing net income by the sum of the weighted average number of shares outstanding plus all additional common shares that would have been outstanding if potentially dilutive common share equivalents had been issued. Options exercised prior to vesting have not been considered in the basic EPS calculation, but are considered in the computation of diluted EPS. There were 1,358,616 and 6,000 options outstanding that were considered anti-dilutive for the three months ended April 1, 2006 and April 2, 2005, respectively. The following table reconciles the number of shares utilized in the earnings per share calculations:

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

Segment assets are those directly used in or clearly allocable to an operating segment’s operations. For the Direct segment, these assets primarily include prepaid catalog costs, fixed assets and goodwill. Goodwill made up $970 of assets in the Direct segment as of April 1, 2006. For the Retail segment, these assets primarily include inventory in the stores, land, buildings, fixtures and leasehold improvements. For the Financial Services segment, these assets primarily include cash, credit card loans, buildings and fixtures. Corporate and other assets include corporate headquarters, merchandise inventory, and shared technology infrastructure as well as corporate cash and cash equivalents, prepaid expenses and $422 of investment in an equity method investee as of April 1, 2006. Segment depreciation and amortization are correspondingly allocated to each segment. Corporate and other depreciation and amortization and capital expenditures are related to corporate headquarters, merchandise distribution and technology infrastructure. Unallocated assets include corporate cash and equivalents, inventory for the Retail or Direct segment entities, the net book value of corporate facilities and related information systems, deferred income taxes and other corporate long-lived assets. The accounting policies of the segments, where applicable, are the same as those described in the summary of significant accounting policies in the annual financial statements. Intercompany revenue between the segments has been eliminated in the consolidations.

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

12.          SUPPLEMENTAL CASH FLOW INFORMATION

The following table sets forth non-cash financing and investing activities and other cash flow information.

	April 1, 2006	April 2, 2005
Non-cash financing and investing activities:
Unpaid purchases of property and equipment included in accounts payable(1)	$18,589	$21,830

	Three months ended
Other cash flow information:	April 1, 2006	April 2, 2005
Interest paid, net of amounts capitalized	$4,409	$1,205
Income taxes	$20,453	$12,490

(1)	Amounts reported as unpaid purchases are recorded as purchases of property and equipment in the statement of cash flows in the period they are paid.

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

14.          RESTATEMENT OF FINANCIAL STATEMENTS

In preparing the Company’s unaudited condensed consolidated financial statements for the second quarter of fiscal 2006, the Company’s management determined that its historical financial statements should have presented investments held in auction-rate securities as short-term investments and not as cash equivalents, as previously reported. Auction-rate securities are highly-liquid investments that are reset through a “dutch auction” process that occurs every 7 to 49 days, depending on the terms of the individual security, however they should not be considered cash equivalents. Additionally, management determined that its statement of cash flows for the three months ended April 1, 2006 contained a mechanical error related to unpaid purchases of property and equipment included in accounts payable as well as an error related to debt issuance costs. As a result, the Company has restated the accompanying condensed consolidated statements of cash flows for the three months ended April 1, 2006 and April 2, 2005. These restatements did not impact the Company’s revenue, net income, total assets, stockholders’ equity or earnings per share.

Following is a summary of the effects of the correction of these errors on the Company’s statements of cash flows for the three months ended April 1, 2006 and April 2, 2005.

	Three months ended April 1, 2006		Three months ended April 2, 2005
Statements of Cash Flows	As previously reported	As Restated	As previously reported	As Restated
Cash Flows from Operating Activities:
Accounts payable	$(59,438)	$(50,940)	N/a	N/a
Net cash flows from operating activities	(171,126)	(162,628)	N/a	N/a

Cash flows from Investing Activities:
Capital expenditures	$(6,043)	$(14,541)	N/a	N/a
Purchases of short-term investments	-	(65,000)	$-	$(21,000)
Sales or maturities of short-term investments	-	65,000	-	145,250
Purchases of intangibles	(447)	-	N/a	N/a
Net cash flows from investing activities	(19,277)	(27,328)	(54,998)	69,252

Cash flows from Financing Activities:
Debt issuance costs	$-	$(447)	N/a	N/a
Net cash flows from financing activities	200,180	199,733	N/a	N/a

NET (DECREASE) INCREASE IN CASH OR CASH EQUIVALENTS	N/a	N/a	$(203,289)	$(79,039)

CASH AND CASH EQUIVALENTS, Beginning of the Period	N/a	N/a	248,184	123,934
                                _______________________________
                                 * N/a - Not applicable

Item 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations.

This report on Form 10-Q/A contains “forward-looking statements” that are based on our beliefs, assumptions and expectations of future events, taking into account the information currently available to us. All statements other than statements of current or historical fact contained in this report are forward-looking statements within the meaning of the Private Securities Litigation Reform Act. The words “believe,” “may,” “should,” “anticipate,” “estimate,” “expect,” “intend,” “objective,” “seek,” “plan,” and similar statements are intended to identify forward-looking statements. Forward-looking statements involve risks and uncertainties that may cause our actual results, performance or financial condition to differ materially from the expectations of future results, performance or financial condition we express or imply in any forward-looking statements. These risks and uncertainties include, but are not limited to: the ability to negotiate favorable purchase, lease and/or economic development arrangements; expansion into new markets; market saturation due to new destination retail store openings; the rate of growth of general and administrative expenses associated with building a strengthened corporate infrastructure to support our growth initiatives; increasing competition in the outdoor segment of the sporting goods industry; the cost of our products; supply and delivery shortages or interruptions; adverse weather conditions, unseasonal weather conditions which impact the demand for our products; fluctuations in operating results; adverse economic conditions causing a decline in discretionary consumer spending; the cost of fuel increasing or remaining at current levels; delays in road construction and/or traffic planning around our new destination retail stores; road construction around our existing destination retail stores; labor shortages or increased labor costs; changes in consumer preferences and demographic trends; increased government regulation; inadequate protection of our intellectual property; decreased interchange fees received by our financial services business as a result of the current interchange litigation against VISA; other factors that we may not have currently identified or quantified; and other risks, relevant factors and uncertainties identified in our filings with the SEC (including the information set forth in the “Risk Factors” section of our Form 10-K/A for the fiscal year ended December 31, 2005 (our “2005 Form 10-K/A”)), which filings are available at the SEC’s website at www.sec.gov. Given the risks and uncertainties surrounding forward-looking statements, you should not place undue reliance on these statements. Our forward-looking statements speak only as of the date of this report. Other than as required by law, we undertake no obligation to update or revise forward-looking statements, whether as a result of new information, future events or otherwise.

The following discussion and analysis of financial condition, results of operations, liquidity and capital resources should be read in conjunction with our audited consolidated financial statements and notes thereto included in our 2005 Form 10-K/A, as filed with the SEC, and our unaudited interim condensed consolidated financial statements and the notes thereto appearing elsewhere in this Form 10-Q/A.

Management’s Discussion and Analysis has been revised for the effects of the restatement discussed in Note 14 to the condensed consolidated financial statements.

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

At the end of the first quarter of fiscal 2006 we operated fourteen destination retail stores. During fiscal 2005, we increased our total retail square footage by 59% to 2,097,840 total square feet with the opening of four new destination retail stores. For fiscal 2006, we currently plan to open four new destination retail stores which will add approximately 583,000 square feet, or 27.8%, to our retail square footage in fiscal 2006.

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

Our critical accounting policies and use of estimates are discussed in our 2005 Form 10-K/A, as filed with the SEC, and should be read in conjunction with the annual financial statements and notes thereto.

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

Segment Information

On March 22, 2006, we changed the fee structure between our Financial Services segment and our other segments to more appropriately reflect current market conditions. This change was effective January 1, 2006. This updated fee structure includes (1) an increase in the fee paid by the Financial Services segment for originating a new credit card account, (2) an increase in the amount that the Financial Services segment pays for rewards earned by its cardholders and (3) an additional fee paid by the Financial Services segment for marketing equal to the amount by which the profitability of the Financial Services segment exceeds a 2% pre-tax return on the Financial Services segment’s average managed credit card loans. The segment information presented in this Form 10-Q/A reflects this change as if it had taken place in all periods presented. The following table sets forth the revenue and operating income of each of our segments for the three months ended April 1, 2006 and April 2, 2005.

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

Direct Revenue. Direct revenue decreased by $1.8 million, or 0.8%, to $228.9 million in the three months ended April 1, 2006 from $230.7 million in the three months ended April 2, 2005. We had a strong promotional program in the first fiscal quarter of 2005, which we did not repeat with as deep of discount incentive in the first fiscal quarter of 2006. This change in strategy increased our gross profit in the Direct segment but temporarily constrained our revenue growth. Internet visits increased 38.3% in the three months ended April 1, 2006 compared to the three months ended April 2, 2005 as we continue to utilize marketing programs and search optimization programs to increase traffic to our website. The product categories that contributed the largest dollar volume increases to our Direct revenue in the three months ended April 1, 2006 as compared to the three months ended April 2, 2005 included gifts, camping gear, and hunting equipment.

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

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased by $22.1 million, or 17.5%, to $148.3 million in the three months ended April 1, 2006 from $126.2 million in the three months ended April 2, 2005. Selling, general and administrative expenses were 36.6% of revenue in the three months ended April 1, 2006 compared to 36.0% in the three months ended April 2, 2005. The most significant factors contributing to the increase in selling, general and administrative expenses included:

•
Other selling, general and administrative expenses attributed to shared services increased by $5.7 million over the prior period primarily as a result of increases in wages and related benefits of $3.3 million. In addition, depreciation increased by $0.8 million, repairs and maintenance costs increased by $0.8 million and contract labor increased by $0.5 million. Increases in wages and benefits were primarily due to increases in personnel in our distribution centers as our merchandise revenue continues to grow. Depreciation increased due to two system upgrades implemented by the end of 2005 when these projects were placed in service. Repairs and maintenance costs, along with contract labor, increased due to preliminary project costs related to system upgrades that do not meet our capitalization policy. Total Other selling, general and administrative costs as a percentage of consolidated revenue increased from 9.8% to 9.9%.

•
Direct selling, general and administrative expenses decreased by $1.8 million. This was primarily due to an increase in the marketing fee allocated to the Direct segment from the Financial Services segment of $3.3 million, or 1.4% of Direct revenue. Catalog production costs increased by $1.7 million, or 5.4%. Catalog costs increased to $33.2 million in the three months ended April 1, 2006 from $31.5 million in the three months ended April 2, 2005. As a percentage of Direct revenue, catalog costs increased to 14.5% in the three months ended April 1, 2006 from 13.7% in the three months ended April 2, 2005. This increase in catalog costs as a percent of our Direct revenue was due to a reduction of promotional sales lift, which was stronger in the first quarter of fiscal 2005 compared to the first quarter of fiscal 2006, and an increase in postage costs.

•
Retail selling, general and administrative expenses comprised $12.0 million of the total increase in selling, general and administrative expense. We incurred new store operating costs of $12.3 million related to our new stores, which were not open in the comparable quarter of 2005. Total selling, general and administrative expenses in our comparable store base increased by $1.5 million, or 1.6% as a percentage of comparable store sales, due to an increase in advertising. Corporate overhead costs decreased by $1.8 million, or 1.3% of Retail revenue, compared to the first quarter of fiscal 2005 due to an increase in the marketing fee allocated to the Retail segment from the Financial Services segment. Pre-opening costs were flat to the prior comparative quarter.

•
Financial Services selling, general and administrative expenses comprised $6.2 million of the total increase in selling, general and administrative expense. This was primarily due to increased marketing fees of $5.1 million allocated to our other segments. Advertising and promotional costs increased by $1.0 million due to increases in VISA assessments and new account acquisition costs. Third party services related to our credit card processing increased by $0.3 million as the number of credit card accounts and credit card transactions increased. Postage increased by $0.3 million due to rate increases and an increase in the number of credit card accounts. These increases were offset by a decrease in bad debt expense of $0.6 million. Bad debt expense decreased due to a reduction in counterfeit fraud.

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

Operating, Investing and Financing activities

Cash used by operating activities was $162.6 million in the three months ended April 1, 2006 as compared with $123.0 million in the three months ended April 2, 2005. The $39.6 million increase in cash used by operating activities was due to an increase in cash used for accounts payable of $47.9 million, an increase in cash used for gift certificates and credit card reward points of $4.4 million and an increase in cash used for accrued compensation and benefits of $4.0 million. These increases were partially offset by a reduction in cash used for inventory of $13.5 million and a reduction in cash used for prepaid expenses, primarily catalog costs, of $8.0 million. The increase in cash used for accounts payable was caused by a change in the payable to our third party processor at our bank of $26.9 million between the comparable periods. This change was due to timing of holidays close to the end of the year causing the number of days of transactions on credit cards to fluctuate. Changes in the amounts paid for inventory affected accounts payable by approximately $18.9 million. Cash used for the redemption of gift certificates and credit card rewards increased as the increase in gift certificate purchases from the holidays were redeemed. Cash used for accrued compensation and benefits increased as the total accrued bonuses paid in March increased over the prior year. Cash used for inventory decreased by $13.5 million compared to the first three months of 2005 due in part to the effects of our new ordering system having an impact on reducing inventory levels at our stores and in part due to the timing of seasonal merchandise receipts.

Cash used in investing activities was $27.3 million in the three months ended April 1, 2006 as compared with cash provided of $69.3 million in the three months ended April 2, 2005. The $96.6 million increase in cash used for investing activities was primarily due to a decrease in sales of short-term investments of $80.3 million and an increase in purchases of short-term investments of $44.0 million, both of which were partially offset by a $31.9 million decrease in capital expenditures. The decrease in capital expenditures is related to the timing of our new destination retail store openings. In fiscal 2005, two of our new stores were opened in the first half of the year. In fiscal 2006, all of our new stores will be opened in the second half of the year.

Cash provided by financing activities was $199.7 million in the three months ended April 1, 2006 as compared to cash used of $25.3 million in the three months ended April 2, 2005. The $225.0 million increase in cash provided by financing activities was due to the issuance of $215.0 million of notes in a private placement in February 2006 and a reduction in cash used for financing due to a change in unpresented checks net of bank balance of $10.8 million. The change in unpresented checks net of bank balance is primarily a function of timing in when checks are processed in our accounts payable department.

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

In connection with this quarterly report on Form 10-Q/A, our Chief Executive Officer and Chief Financial Officer reevaluated, with the participation of our management, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on management’s evaluation, our Chief Executive Officer and Chief Financial Officer each concluded that our disclosure controls and procedures were not effective as of April 1, 2006 solely because of a material weakness in internal control over financial reporting with respect to the accounting for and disclosure of short-term investments. Specifically, controls were not operating effectively to ensure that (i) short-term investments were properly excluded from cash and cash equivalents on the balance sheet, and (ii) the corresponding presentation of the purchases and sales of short-term investments were properly reflected in the investing section of the statement of cash flows. This material weakness resulted in the restatement of our 2005, 2004 and 2003 annual financial statements included in our annual report on Form 10-K/A for the fiscal year ended December 31, 2005 and our condensed consolidated statements of cash flows for the interim periods ended April 1, 2006 and April 2, 2005 included in this quarterly report on Form 10-Q/A.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended April 1, 2006 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.            Risk Factors.

There have been no material changes from the risk factors disclosed in the “Risk Factors” section of our Annual Report on Form 10-K/A for the fiscal year ended December 31, 2005.

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

CABELA'S INCORPORATED

Dated: September 1, 2006	By:	/s/ Dennis Highby
Dennis Highby
President and Chief Executive Officer

Dated: September 1, 2006	By:	/s/ Ralph W. Castner
Ralph W. Castner
Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description

31.1	Certification of CEO Pursuant to Rule 13a-14(a) under the Exchange Act

31.2	Certification of CFO Pursuant to Rule 13a-14(a) under the Exchange Act

32	Certifications Pursuant to 18 U.S.C. Section 1350