Form 10-Q
period 2006-09-30
CABELAS INC
filed 2006-11-03
CIK 1267130

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006
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

Common stock, $0.01 par value: 65,318,018 shares, including 8,073,205 shares of non-voting common stock, as of October 28, 2006.

CABELA’S INCORPORATED
FORM 10-Q
QUARTERLY PERIOD ENDED SEPTEMBER 30, 2006

PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements.

CABELA'S INCORPORATED AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS (Dollar Amounts in Thousands Except Share and Per Share Amounts) (Unaudited)
ASSETS	September 30, 2006	December 31, 2005
CURRENT ASSETS:
Cash and cash equivalents	$73,315	$86,923
Accounts receivable, net of allowance for doubtful accounts of $1,838 at September 30, 2006 and $1,404 at December 31, 2005	31,278	35,342
Credit card loans held for sale (Note 3)	91,400	77,690
Credit card loans receivable, net of allowance of $592 at September 30, 2006 and $536 at December 31, 2005 (Note 3)	14,882	11,968
Inventories	504,399	396,635
Prepaid expenses and deferred catalog costs	63,011	42,725
Income taxes receivable	5,419	-
Other current assets	73,548	42,744
Total current assets	857,252	694,027

PROPERTY AND EQUIPMENT, NET	584,957	459,622
OTHER ASSETS:
Land held for sale or development	8,903	12,599
Retained interests in securitized loans (Note 3)	40,033	34,465
Marketable securities	111,199	145,744
Other	17,192	19,823
Total other assets	177,327	212,631
Total assets	$1,619,536	$1,366,280

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$225,994	$162,305
Unpresented checks net of bank balance	11,735	21,652
Accrued expenses and other liabilities	57,876	55,941
Gift certificates and credit card reward points	113,399	121,120
Accrued employee compensation and benefits	41,961	60,247
Time deposits	40,799	62,683
Current maturities of long-term debt	27,356	29,049
Income taxes payable	-	31,477
Deferred income taxes	11,960	3,994
Total current liabilities	531,080	548,468

LONG-TERM LIABILITIES:
Long-term debt, less current maturities	298,416	90,777
Long-term time deposits	65,595	46,805
Deferred compensation	5,047	7,169
Deferred grant income	12,813	13,018
Deferred income taxes	27,769	20,190
Total long-term liabilities	409,640	177,959
COMMITMENTS AND CONTINGENCIES (Note 10)
STOCKHOLDERS’ EQUITY: (Note 7)
Common stock, $0.01 par value:
Class A Voting, 245,000,000 shares authorized; 57,226,463 and 56,691,249 shares issued and outstanding at September 30, 2006 and December 31, 2005, respectively	573	568
Class B Non-voting, 245,000,000 shares authorized; 8,073,205 and 8,073,205 shares issued and outstanding at September 30, 2006 and December 31, 2005, respectively	80	80
Preferred stock, 10,000,000 shares authorized, no shares issued or outstanding	-	-
Additional paid-in capital	245,943	239,868
Retained earnings	431,796	399,363
Accumulated other comprehensive income (loss)	424	(26)
Total stockholders’ equity	678,816	639,853
Total liabilities and stockholders’ equity	$1,619,536	$1,366,280
See notes to unaudited condensed consolidated financial statements.

CABELA'S INCORPORATED AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Dollar Amounts in Thousands Except Per Share and Share Amounts) (Unaudited)
	Three months ended		Nine months ended
	September 30, 2006	October 1, 2005	September 30, 2006	October 1, 2005
REVENUE:
Merchandise sales	$450,821	$395,588	$1,171,493	$1,017,546
Financial services revenue	37,392	29,033	98,946	76,928
Other revenue	2,240	5,132	12,082	29,740
Total revenue	490,453	429,753	1,282,521	1,124,214

COST OF REVENUE:
Cost of merchandise sales	290,747	253,623	759,079	655,840
Cost of other revenue	(582)	1,371	2,894	21,227
Total cost of revenue (exclusive of depreciation and amortization)	290,165	254,994	761,973	677,067

GROSS PROFIT	200,288	174,759	520,548	447,147
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	173,437	148,499	464,949	401,042
OPERATING INCOME	26,851	26,260	55,599	46,105

OTHER INCOME (EXPENSE):
Interest income	287	94	1,624	544
Interest expense	(4,794)	(3,432)	(12,929)	(7,937)
Other income, net	2,000	2,350	7,600	7,962
	(2,507)	(988)	(3,705)	569

INCOME BEFORE PROVISION FOR INCOME TAXES	24,344	25,272	51,894	46,674

INCOME TAX EXPENSE	9,350	8,997	19,461	16,616

NET INCOME	$14,994	$16,275	$32,433	$30,058

EARNINGS PER SHARE:
Basic	$0.23	$0.25	$0.50	$0.46

Diluted	$0.23	$0.25	$0.49	$0.45

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	65,271,870	64,691,228	65,180,992	64,642,692

Diluted	66,484,306	66,342,727	66,492,421	66,301,862

See notes to unaudited condensed consolidated financial statements.

CABELA’S INCORPORATED AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Dollar Amounts in Thousands) (Unaudited)
	Nine months ended
		October 1, 2005
	September 30, 2006	As Restated (Note 14)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$32,433	$30,058
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation	31,549	24,173
Amortization	669	802
Stock based compensation	2,627	705
Deferred income taxes	15,275	14,544
Other	2,194	1,174
Change in operating assets and liabilities:
Accounts receivable	1,996	3,598
Origination of credit card loans held for sale, net of collections	(13,710)	(6,009)
Retained interests	(8,818)	(4,933)
Inventories	(107,764)	(161,047)
Prepaid expenses and deferred catalog costs	(20,129)	(24,084)
Other current assets	(30,694)	(7,661)
Land held for sale or development	2,729	9,570
Accounts payable (Note 12)	42,422	14,749
Accrued expenses and other liabilities	1,371	(4,273)
Gift certificates and credit card reward points	(7,721)	(987)
Accrued compensation and benefits	(18,363)	(12,448)
Income taxes payable/receivable	(36,854)	(23,106)
Deferred grant income	2,093	(365)
Deferred compensation	(2,122)	1,710
Net cash flows from operating activities	(110,817)	(143,830)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures (Note 12)	(134,189)	(133,113)
Purchases of marketable securities	(16,827)	(59,664)
Retirement of marketable securities	53,000	60,593
Purchases of short-term investments	(131,225)	(21,000)
Sales or maturities of short-term investments	131,225	145,250
Change in credit card loans receivable	(3,323)	(4,753)
Change in cash reserves for retained interests	3,250	750
Maturities of marketable securities	928	2,104
Other, net	933	(4,590)
Net cash flows from investing activities	(96,228)	(14,423)

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances on lines of credit	248,529	398,514
Payments on lines of credit	(232,028)	(242,075)
Change in unpresented checks net of bank balance	(9,917)	(18,159)
Proceeds from issuance of long-term debt	215,000	-
Payments on long-term debt	(28,092)	(27,752)
Change in time deposits, net	(3,094)	(20,852)
Other, net	(449)	-
Excess tax benefits from exercise of stock options	340	-
Proceeds from exercise of employee stock options and stock purchase plan	3,148	1,816
Net cash flows from financing activities	193,437	91,492

NET (DECREASE) IN CASH AND CASH EQUIVALENTS	(13,608)	(66,761)
CASH AND CASH EQUIVALENTS, Beginning of Period	86,923	123,934
CASH AND CASH EQUIVALENTS, End of Period	$73,315	$57,173

See notes to unaudited condensed consolidated financial statements.

CABELA’S INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollar Amounts in Thousands Except Share and Per Share Amounts)
(Unaudited)

1.    MANAGEMENT REPRESENTATIONS

The condensed consolidated financial statements included herein are unaudited and have been prepared by Cabela’s Incorporated and its wholly-owned subsidiaries (the “Company”) pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. The condensed consolidated balance sheet of the Company as of December 31, 2005, was derived from the Company’s audited consolidated balance sheet as of that date. All other condensed consolidated financial statements contained herein are unaudited and reflect all adjustments which are, in the opinion of management, necessary to summarize fairly the financial position of the Company and the results of the Company’s operations and cash flows for the periods presented. All of these adjustments are of a normal recurring nature. All significant intercompany balances and transactions have been eliminated in consolidation. Because of the seasonal nature of the Company’s operations, results of operations of any single reporting period should not be considered as indicative of results for a full year. These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the fiscal year ended 2005.

Reclassifications - Certain reclassifications have been made to prior year financial statements and the notes to conform to the current year presentation. The Company has reclassified a portion of the retained interest of $4,933 related to its Financial Services business from investing activities to operating activities in the statement of cash flows for the nine months ended October 1, 2005. This change did not impact the total net (decrease) in cash and cash equivalents. There were no covenant calculations affected by this change in the presentation of the Company’s cash flow statement line items. The amount was deemed to be immaterial to the Company’s financial statements.

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

2.    STOCK-BASED COMPENSATION

Effective January 1, 2006, the Company adopted the provisions of Statement No. 123 (revised 2004), “Share-Based Payment” (“Statement 123R”), which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors including employee stock option awards and employee stock purchases made under an employee stock purchase plan. The Company previously applied the provision of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees and related interpretations and provided the required pro forma disclosures under Statement No. 123, “Accounting for Stock-Based Compensation.”

In March 2004, the Company adopted the Cabela’s Incorporated 2004 Stock Plan (the “2004 Plan”). The 2004 Plan provides for the grant of non-qualified stock options, incentive stock options, stock appreciation rights, restricted stock, restricted stock units and other stock-based awards to employees, directors and consultants. A maximum of 2,752,500 shares, subject to adjustment in the event of a stock split, consolidation or stock dividend, of the Company’s common stock are available for awards under the 2004 Plan. Options granted under the 2004 Plan will have a term of no greater than ten years from the grant date and will become exercisable in accordance with the vesting schedule determined at the time the awards are granted. As of September 30, 2006, there were 2,692,078 shares subject to options under the 2004 Plan and 36,934 shares available for grant.

In March 2004, the Company adopted an Employee Stock Purchase Plan (the “ESPP”), under which shares of common stock are available to be purchased by the Company’s employees. The maximum number of shares of common stock available for issuance under the ESPP is 1,835,000, subject to adjustment in the event of a stock split, consolidation or stock dividend. Employees are eligible to participate in the ESPP immediately upon hire. The employee’s purchase price is 85% of the fair market value of the stock on the date of purchase. Each employee’s total fair market value of purchases may not exceed twenty-five thousand dollars for the year. As of September 30, 2006, 231,057 shares had been issued under the ESPP and 1,603,943 shares were available for issuance.

The Company’s 1997 Stock Option Plan (the “1997 Plan”) provided for the granting of incentive stock options and nonqualified stock options to purchase shares of the Company’s common stock to officers, directors and key employees. As of September 30, 2006, there were 2,261,899 shares subject to options under the 1997 Plan and no shares available for grant. During 2003, the Company allowed employees to exercise options prior to vesting in exchange for a call option, as provided for in the 1997 Plan. At the end of fiscal year 2005, 238,546 shares had been exercised prior to vesting. There were 18,350 shares remaining unvested as of September 30, 2006 with an estimated call value of approximately $71. These shares have been included in the tables below.

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

The pro forma information for the three months and nine months ended September 30, 2006 and October 1, 2005 was as follows:

	Three months ended		Nine months ended
	September 30, 2006	October 1, 2005	September 30, 2006	October 1, 2005

Net income - as reported	$14,994	$16,275	$32,433	$30,058

Add: Stock based employee compensation recognized, net of tax	-	152	-	455
Deduct: Pro-forma stock-based employee compensation expense determined under fair value based method for shares granted prior to being a public Company, net of tax	(61)	-	(186)	-
Deduct: Pro-forma stock-based employee compensation expense determined under fair value based method for all shares granted as previously reported, net of tax	-	(687)	-	(6,115)

Net income - pro forma	$14,933	$15,740	$32,247	$24,398

Earnings per share:
Basic - as reported	$0.23	$0.25	$0.50	$0.46
Basic - proforma	$0.23	$0.24	$0.49	$0.38

Diluted - as reported	$0.23	$0.25	$0.49	$0.45
Diluted - proforma	$0.22	$0.23	$0.47	$0.36

Impact of the Adoption of Statement 123R using the modified prospective transition method beginning January 1, 2006

During the nine-month period ended September 30, 2006, share-based compensation expense was recorded for awards granted since 2004 but not yet vested as of January 1, 2006. For these awards, the Company continues to recognize compensation expense using the accelerated amortization method. In May 2006, there were 884,500 awards granted. Compensation cost for awards granted after the adoption date is recognized using a straight-line amortization method.

The impact on results of continuing operations of recording share-based compensation for the three-month and nine month periods ended September 30, 2006 were as follows:

	Three months ended	Nine months ended
	September 30, 2006	September 30, 2006
Selling, general & administrative	$993	$2,627

Impact of Statement 123R, net of tax	$621	$1,642

Impact on consolidated net income per share:
Basic	$0.01	$0.03
Diluted	$0.01	$0.02

There was no share-based compensation capitalized in assets as of September 30, 2006. On January 6, 2006, a modification of shares resulted in a charge to compensation expense of $239 under Statement 123R.

For the nine months ended September 30, 2006, the excess tax benefit realized from exercised stock options and similar awards was $340. As of September 30, 2006, the total unrecognized deferred share-based compensation balance for unvested shares issued after becoming a public company, net of expected forfeitures, was approximately $5,939, net of tax, which is expected to be amortized over the next 4.75 years.

Prior to the adoption of Statement 123R, the Company presented all tax benefits resulting from the exercise of stock options as operating cash inflows in the consolidated statements of cash flows, in accordance with the provisions of the Emerging Issues Task Force (“EITF”) Issue No. 00-15 “Classification in the Statement of Cash Flows of the Income Tax Benefit Received by a Company upon Exercise of a Nonqualified Employee Stock Option.” Statement 123R requires the benefits of tax deductions in excess of the compensation cost recognized for those options to be classified as financing cash inflows rather than operating cash inflows, on a prospective basis. This amount is shown as “Excess tax benefit from exercise of stock options” on the consolidated statement of cash flows.

Valuation Assumptions

The fair value of options granted on and subsequent to May 1, 2004 was estimated on the date of the grant using the Black-Scholes option pricing model with the following weighted-average assumptions: the expected stock price volatility was 50%; the risk free interest rate at grant date ranged from 3.57% to 5.01%; and the expected term ranged from 4.5 years to 6.0 years. Due to being a newly public company, the volatility factor was derived from using a historical volatility model as well as comparisons to peers in the Company’s market sector. In May 2006, there were 884,500 awards granted. The fair value of these awards was determined using the following assumptions: the expected stock price volatility was 50%; the risk free interest rate at grant date was 5.01%; and the expected term was 6.0 years.

Share-Based Payment Award Activity

The following table summarizes equity share-based payment award activity for the nine months ended September 30, 2006:

	Nine months ended September 30, 2006
	Options Available for Grant	Options Outstanding	Weighted Average Exercise Price

Outstanding - beginning January 1, 2006	751,979	4,695,748	$12.36
Granted (2)	(884,500)	884,500	19.35
Exercised	-	(433,878)	5.45
Forfeited (1) (2)	169,455	(192,393)	18.57

Outstanding - ending at September 30, 2006	36,934	4,953,977	$13.97

(1)	Options forfeited under the 1997 Plan do not become available for grant under the 2004 plan.
(2)	Options forfeited under the 2004 Plan are immediately available for grant.

The stock options outstanding and exercisable for equity share-based payment awards as of September 30, 2006 were in the following exercise price ranges:

Options Outstanding				Options Exercisable
Exercise Price	Shares	Weighted Average Exercise Price	Average Remaining Contractual Life	Shares	Weighted Average Exercise Price

$0.00 to $5.00	452,327	$3.86	1.4 years	294,515	$3.72
$5.01 to $10.00	737,097	8.26	4.6 years	254,492	8.30
$10.01 to $15.00	1,595,817	11.63	4.7 years	644,365	11.65
$15.01 to $20.00	2,162,736	19.73	8.7 years	916,506	19.99
$20.01 to $25.00	2,000	21.77	8.2 years	2,000	21.77
$25.01 to $30.00	4,000	27.26	7.8 years	4,000	27.26

	4,953,977	$13.97	6.1 years	2,115,878	$13.79

The aggregate intrinsic value of awards exercised during the nine months ended September 30, 2006 was $3,373. The total number of in-the-money awards exercisable as of September 30, 2006 was approximately 2,109,878. Based on the Company’s closing stock price of $21.73 as of September 30, 2006, the aggregate pre-tax intrinsic value that would have been received by award holders had all award holders exercised their vested awards that were in-the-money was $16,816.

3.    SALE OF CREDIT CARD LOANS

The Company’s wholly-owned bank subsidiary, World’s Foremost Bank (“WFB”), sells a substantial portion of its credit card loans. WFB has established a master trust (the “Trust”) for the purpose of routinely selling and securitizing credit card loans. WFB retains the servicing and certain other interests, including interest-only strips, cash reserve accounts and Class B certificates. During the three months and nine months ended September 30, 2006 and October 1, 2005, WFB recognized gains on sale of $3,436, $5,223, $12,114 and $12,934, respectively, which are reflected as a component of credit card securitization income.

Retained Interests:

Retained interests in securitized loans, which are carried at fair value, consisted of the following at September 30, 2006 and December 31, 2005:

	September 30, 2006	December 31, 2005

Cash reserve account	$14,244	$16,495
Interest-only strip	20,085	15,567
Class B certificates	5,704	2,403

	$40,033	$34,465

Credit card loans held for sale and credit card loans receivable consisted of the following at September 30, 2006 and December 31, 2005:

	September 30, 2006	December 31, 2005
Composition of credit card loans held for sale and credit card loans receivable:
Loans serviced	$1,412,058	$1,340,820
Loans securitized and sold to outside investors	(1,298,000)	(1,247,000)
Securitized receivables with certificates owned by WFB which are classified as retained interests	(5,704)	(2,403)
	108,354	91,417
Less adjustment to market value and allowance for loan losses	(2,072)	(1,759)

Total	$106,282	$89,658

Delinquent loans in the managed credit card loan portfolio at September 30, 2006 and December 31, 2005:
30-89 days	$9,238	$6,856
90 days or more and still accruing	$2,752	$2,176

	Three months ended		Nine months ended
	September 30, 2006	October 1, 2005	September 30, 2006	October 1, 2005
Total net charge-offs on the managed credit card loan portfolio for the three months and nine months ended September 30, 2006 and October 1, 2005	$6,412	$5,040	$17,956	$16,198

Average credit card loans:
Managed credit card loans	$1,394,377	$1,128,336	$1,315,000	$1,058,134

Securitized credit card loans including seller's interest	$1,362,236	$1,107,110	$1,284,002	$1,039,060

Total net charge-offs as an annualized percentage of average managed credit card loans	1.84%	1.79%	1.82%	2.04%

4.    DEBT

On February 27, 2006, the Company issued $215,000 in unsecured notes, with principal payable in full in ten years and interest payments made semiannually at a rate of 5.99%. Covenants related to this agreement include the following:

•
A consolidated adjusted net worth in an amount not less than the sum of (i) $350,000 plus (ii) 25% of positive consolidated net earnings on a cumulative basis for each fiscal year beginning with the fiscal year 2005.

•
A fixed charge coverage ratio (the ratio of consolidated cash flow to consolidated fixed charges for each period of four consecutive fiscal quarters) of no less than 2.00 to 1.00 as of the last day of any fiscal quarter.

•	A consolidated funded debt to total funded capitalization of no more than 60%.

The Company was in compliance with all covenants as of the end of the periods presented.

The Company is party to a credit agreement that provides for a $325,000 unsecured revolving credit facility that expires on June 30, 2010. The credit agreement permits the issuance of up to $150,000 in letters of credit and standby letters of credit, the nominal amount of which are applied against the overall credit limit available under the revolver. There was $13,389 in principal outstanding on the line of credit, and $58,491 outstanding on letters of credit and standby letters of credit, as of September 30, 2006. During the first nine months of fiscal 2006, the average principal amount outstanding on the line of credit was $7,460, and the weighted average interest rate of borrowings on the line of credit was 5.64%.

The Company is party to inventory financing agreements that allow certain vendors providing boat and all terrain vehicle merchandise to give the Company extended payment terms. The vendors are responsible for all interest payments for the financing period and the financing company holds a security interest in the specific inventory held by the Company. The Company’s revolving credit facility limits this security interest to $20,000. The Company records this merchandise in inventory with an offsetting liability in accounts payable. The loans and payments are reflected in the financing lines of credit in the Company’s cash flow statement. The extended payment terms to the vendor do not exceed one year. The outstanding liability was $4,555 as of September 30, 2006.

WFB is party to an unsecured Federal Funds Sales Agreement with a financial institution. All federal funds transactions are on a daily origination and return basis. Daily interest charges are determined based on mutual agreement by the parties. The maximum amount of funds which can be borrowed is $25,000. There were no amounts outstanding as of September 30, 2006.

WFB is party to an unsecured Federal Funds Line of Credit agreement with a financial institution. The maximum amount of funds which can be borrowed is $40,000. The interest rate for the line of credit is based on the current federal funds rate. There were no amounts outstanding as of September 30, 2006.

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

Hedges of anticipated inventory purchases are designated as cash flow hedges. The gains and losses associated with these hedges are deferred in accumulated other comprehensive income/(loss) until the anticipated transaction is consummated and are recognized in the statement of income in the same period during which the hedged transactions affect earnings. Gains and losses on foreign currency derivatives for which the Company has not elected hedge accounting are recorded immediately in earnings. For the three months and nine months ended September 30, 2006 there was no ineffectiveness associated with the Company’s foreign currency derivatives designated as cash flow hedges.

Generally, the Company hedges a portion of its anticipated inventory purchases for periods up to twelve months. As of September 30, 2006, the Company had hedged certain portions of its anticipated inventory purchases through June 2007.

The fair value of foreign currency derivative assets or liabilities is recognized within other current assets or other current liabilities. As of September 30, 2006 and December 31, 2005, the fair value of foreign currency derivative assets was $0 and $0, respectively, and the fair value of foreign currency derivative liabilities was $61 and $11, respectively.

As of September 30, 2006 and December 31, 2005, the net deferred (loss) recognized in accumulated other comprehensive income/(loss) was $(44) and $(158), net of tax, respectively. The Company anticipates a loss of $(38), net of tax, will be transferred out of accumulated other comprehensive income and recognized within earnings over the next twelve months. Gains or losses of $1, $61, $(6) and $55, net of tax, were transferred from accumulated other comprehensive income into cost of revenue for the three months and nine months ended September 30, 2006 and October 1, 2005, respectively.

Interest Rate Management - On February 4, 2003, in connection with the Series 2003-1 term securitization, the Trust entered into a $300,000 notional swap agreement in order to manage interest rate exposure. The exposure is related to changes in cash flows from funding credit card loans, which include a high percentage of accounts with floating rate obligations that do not incur monthly finance charges. The swap converts the interest rate on the investor bonds from a floating rate basis with a spread over a benchmark note to a fixed rate of 3.699%. Since the Trust is not consolidated, the fair value of the swap is not reflected on the financial statements. Additionally, the Company entered into a swap with similar terms with the counter-party whereby the notional amount is zero unless the notional amount of the Trust’s swap falls below $300,000. The Company has not elected to designate this derivative as a hedge and, therefore, the derivative is marked to market through the statement of income. As of September 30, 2006, market value was determined to be zero. WFB pays Cabela’s a fee for the credit enhancement provided by this swap, which was $153, $153, $455 and $455 for the three months and nine months ended September 30, 2006 and October 1, 2005, respectively.

6.    EARNINGS PER SHARE

Basic earnings per share (“EPS”) is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is computed by dividing net income by the sum of the weighted average number of shares outstanding plus all additional common shares that would have been outstanding if potentially dilutive common share equivalents had been issued. Options exercised prior to vesting have not been considered in the basic EPS calculation, but are considered in the computation of diluted EPS. There were 1,276,736 and 6,000 and 2,166,736 and 6,000 options outstanding that were considered anti-dilutive for the three months and nine months ended September 30, 2006 and October 1, 2005, respectively. The following table reconciles the number of shares utilized in the earnings per share calculations:

	Three months ended		Nine months ended
	September 30, 2006	October 1, 2005	September 30, 2006	October 1, 2005
Weighted average number of shares:
Common shares - basic	65,271,870	64,691,228	65,180,992	64,642,692
Effect of dilutive securities:
Stock options	1,212,436	1,651,499	1,311,429	1,659,170

Common shares - diluted	66,484,306	66,342,727	66,492,421	66,301,862

7.    STOCKHOLDERS’ EQUITY

The authorized capital stock of the Company consists of 245,000,000 shares of Class A voting common stock, par value $0.01 per share; 245,000,000 shares of Class B non-voting common stock, par value $0.01 per share; and 10,000,000 shares of preferred stock, par value $0.01 per share. As of September 30, 2006, there were 57,244,813 shares of Class A voting common stock outstanding, including 18,350 shares of unvested early exercised options, and 8,073,205 shares of Class B non-voting common stock outstanding.

8.    COMPREHENSIVE INCOME

	Three months ended		Nine months ended
	September 30, 2006	October 1, 2005	September 30, 2006	October 1, 2005

Net income	$14,994	$16,275	$32,433	$30,058

Change in net unrealized holding gain or (loss) on marketable securities, net of tax of $770 and $(1,350) for the three month periods and $409 and $(1,409) for the nine month periods ended September 30, 2006 and October 1, 2005, respectively.	1,284	(2,441)	650	(2,550)

Less: adjustment for net realized gain or (loss) on marketable securities, net of tax of $(110) and $6 for the three month periods and $(102) and $(12) for the nine month periods ended September 30, 2006 and October 1, 2005, respectively.	(184)	11	(169)	(21)

Change in net unrealized holding gain or (loss) on derivatives, net of tax of $(27) and $(7) for the three month periods and $(16) and $(127) for the nine month periods ended September 30, 2006 and October 1, 2005, respectively.	(45)	(13)	(25)	(231)

Less: adjustment for reclassification of derivative included in net income, net of tax of $0.5 and $34 for the three month periods and $(3) and $31 for the nine month periods ended September 30, 2006 and October 1, 2005, respectively.	1	61	(6)	55

Comprehensive income	$16,050	$13,893	$32,883	$27,311

9.    RELATED PARTY TRANSACTIONS

The Company entered into an employee lease agreement with an affiliate of the Company’s Board Chairman dated January 1, 2005, pursuant to which such affiliate leases the services of certain Company employees. In the three months and nine months ended September 30, 2006 and October 1, 2005, total reimbursements for these expenses were $95, $73, $248 and $226, respectively. The Company has received notice from this affiliate that it desires to terminate the employee lease agreement effective December 31, 2006.

10.          CONTINGENCIES

Litigation - The Company is engaged in various legal actions arising in the ordinary course of business. After taking into consideration the evaluation of such actions by legal counsel, management is of the opinion that the ultimate outcome will not have a material adverse effect on the Company’s financial position, results of operations or liquidity.

Self-Insurance - The Company is self-insured for health claims up to $300 per individual. A liability of $4,225 and $4,201 has been estimated and recorded as of September 30, 2006, and December 31, 2005, respectively, for those claims submitted and for those incurred prior to the end of the quarter but not yet reported.

The Company is also self-insured for workers’ compensation claims up to $500 per occurrence. A liability of $2,895 and $2,533 has been estimated and recorded at September 30, 2006 and December 31, 2005, respectively, for those claims submitted and for those incurred prior to the end of the quarter but not yet reported.

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

Segment assets are those directly used in or clearly allocable to an operating segment’s operations. For the Direct segment, these assets primarily include prepaid catalog costs, fixed assets and goodwill. Goodwill makes up $970 of assets in the Direct segment. For the Retail segment, these assets primarily include inventory in the stores, land, buildings, fixtures and leasehold improvements. For the Financial Services segment, these assets primarily include cash, credit card loans, buildings and fixtures. Corporate and other assets include corporate headquarters, merchandise inventory, and shared technology infrastructure as well as corporate cash and cash equivalents, prepaid expenses and $324 of investment in an equity method investee. Segment depreciation and amortization are correspondingly allocated to each segment. Corporate and other depreciation and amortization and capital expenditures are related to corporate headquarters, merchandise distribution and technology infrastructure. Unallocated assets include corporate cash and equivalents, inventory for the Retail or Direct segment entities, the net book value of corporate facilities and related information systems, deferred income taxes and other corporate long-lived assets. The accounting policies of the segments, where applicable, are the same as those described in the summary of significant accounting policies in the annual financial statements. Intercompany revenue between the segments has been eliminated in the consolidations.

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

Three months ended September 30, 2006	Direct	Retail	Financial Services	Corporate Overhead and Other	Total

Revenue from external	$231,665	$218,378	$37,545	$2,865	$490,453
Revenue from internal	507	271	(153)	(625)	-
Total revenue	232,172	218,649	37,392	2,240	490,453

Operating income (loss)	35,727	29,630	7,689	(46,195)	26,851
As a % of revenue	15.4%	13.6%	20.6%	N/A	5.4%

Depreciation and amortization	1,086	4,659	239	5,600	11,584
Assets	356,168	619,360	303,488	340,520	1,619,536

Three months ended October 1, 2005	Direct	Retail	Financial Services	Corporate Overhead and Other	Total

Revenue from external	$221,207	$173,411	$29,186	$5,949	$429,753
Revenue from internal	585	385	(153)	(817)	-
Total revenue	221,792	173,796	29,033	5,132	429,753

Operating income (loss)	35,072	21,268	5,793	(35,873)	26,260
As a % of revenue	15.8%	12.2%	20.0%	N/A	6.1%

Depreciation and amortization	1,499	3,238	245	3,807	8,789
Assets	323,393	459,362	217,170	361,875	1,361,800

Nine months ended September 30, 2006	Direct	Retail	Financial Services	Corporate Overhead and Other	Total

Revenue from external	$654,768	$514,272	$99,401	$14,080	$1,282,521
Revenue from internal	1,284	1,169	(455)	(1,998)	-
Total revenue	656,052	515,441	98,946	12,082	1,282,521

Operating income (loss)	97,420	58,870	21,815	(122,506)	55,599
As a % of revenue	14.8%	11.4%	22.0%	N/A	4.3%

Depreciation and amortization	3,320	13,076	680	15,142	32,218
Assets	356,168	619,360	303,488	340,520	1,619,536

Nine months ended October 1, 2005	Direct	Retail	Financial Services	Corporate Overhead and Other	Total

Revenue from external	$635,736	$379,418	$77,383	$31,677	$1,124,214
Revenue from internal	1,248	1,144	(455)	(1,937)	-
Total revenue	636,984	380,562	76,928	29,740	1,124,214

Operating income (loss)	96,079	37,411	16,455	(103,840)	46,105
As a % of revenue	15.1%	9.8%	21.4%	N/A	4.1%

Depreciation and amortization	4,297	8,564	861	11,252	24,974
Assets	323,393	459,362	217,170	361,875	1,361,800

The components and amounts of net revenue for our Financial Services segment for the three months and nine months ended September 30, 2006 and October 1, 2005 were as follows:

	Three months ended		Nine months ended
	September 30, 2006	October 1, 2005	September 30, 2006	October 1, 2005

Interest and fee income	$6,372	$4,639	$17,360	$13,189

Interest expense	(1,299)	(726)	(3,600)	(2,339)
Net interest income	5,073	3,913	13,760	10,850

Non-interest income:
Securitization income	44,294	35,576	120,074	94,495
Other non-interest income	10,505	8,069	28,586	22,640
Total non-interest income	54,799	43,645	148,660	117,135
Less: Customer reward costs	(22,480)	(18,525)	(63,474)	(51,057)

Financial services revenue	$37,392	$29,033	$98,946	$76,928

The Company’s products are principally marketed to individuals within the United States. Net sales realized from other geographic markets, primarily Canada, were collectively less than 3% of consolidated net merchandise sales in each reported period. No single customer accounted for ten percent or more of consolidated net merchandise sales. No single product or service accounts for a significant percentage of the Company’s consolidated revenue.

12.          SUPPLEMENTAL CASH FLOW INFORMATION

The following table sets forth non-cash financing and investing activities and other cash flow information.

	September 30, 2006	October 1, 2005
Non-cash financing and investing activities:
Unpaid purchases of property and equipment included in accounts payable(1)	$26,653	$25,739
Capital lease obligation	$5,649	-

	Nine months ended
	September 30, 2006	October 1, 2005
Other cash flow information:
Interest paid, net of amounts capitalized of $338 and $215 in the nine months ended September 30, 2006 and October 1, 2005	$16,550	$11,753
Income taxes	$40,561	$25,211

(1)	Amounts reported as unpaid purchases are recorded as purchases of property and equipment in the statement of cash flows in the period they are paid.

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

In February 2006, the FASB issued Statement No. 155, “Accounting for Certain Hybrid Financial Instruments - an amendment to FASB Statements No. 133 and 140” (“Statement 155”). Statement 155 eliminates the exemption from applying Statement 133 to interests in securitized financial assets so that similar instruments are accounted for similarly regardless of the form of the instruments. It also allows the Company to elect fair value measurement at acquisition, at issuance, or when a previously recognized financial instrument is subject to a remeasurement (new basis) event, on an instrument-by-instrument basis, in cases in which a derivative would otherwise have to be bifurcated. This statement is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The adoption of Statement 155 will not have a material impact on the Company’s financial statements.

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

In the June 2006 EITF meeting the Task Force reached a consensus on Issue No. 06-3, “How Taxes Collected From Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation)”. Issue No. 06-3 concluded that entities should present taxes imposed concurrently on a specific revenue-producing transaction between a seller and a customer in the income statement on either a gross or a net basis based on their accounting policy. Additionally, if such taxes are significant, and are presented on a gross basis, the amounts of those taxes should be disclosed. The effective date for this disclosure is for financial statements for interim and annual periods beginning after December 15, 2006.

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

On August 9, 2006, the Michigan Legislature approved a legislative initiative that repeals the Michigan Single Business Tax (“MSBT”) for tax years beginning after December 31, 2007. No replacement tax was included with the repeal. The Company cannot measure the impact of this change until the replacement tax is enacted.

In September 2006, the FASB issued Statement 157, “Fair Value Measurements” (“Statement 157”). Statement 157 enhances existing guidance for measuring assets and liabilities using fair value. The new Statement provides a single definition of fair value, together with a framework for measuring it, and requires additional disclosure about the use of fair value to measure assets and liabilities. This statement is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company does not believe this statement will have a material impact on its financial statements.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 provides interpretive guidance on how the effects of prior-year uncorrected misstatements should be considered when quantifying misstatements in the current year financial statements. SAB 108 requires registrants to quantify misstatements using both an income statement and balance sheet approach and then evaluate whether either approach results in a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. If prior year errors that had been previously considered immaterial now are considered material based on either approach, no restatement is required so long as management properly applies its previous approach and all relevant facts and circumstances were considered. If prior year’s financial statements are not restated, the cumulative effect adjustment is recorded in opening accumulated earnings (deficit) as of the beginning of the fiscal year of adoption. SAB 108 is effective for the Company at the end of 2006. The Company is currently assessing the impact the adoption of SAB 108 will have on its financial statements.

14.          RESTATEMENT OF FINANCIAL STATEMENTS

In preparing the Company’s unaudited condensed consolidated financial statements for the second quarter of fiscal 2006, the Company’s management determined that its historical financial statements should have presented investments held in auction-rate securities as short-term investments and not as cash equivalents, as previously reported. Auction-rate securities are highly-liquid investments that are reset through a “dutch auction” process that occurs every 7 to 49 days, depending on the terms of the individual security, however they should not be considered cash equivalents. As a result, the Company has restated the accompanying condensed consolidated statement of cash flows for the nine months ended October 1, 2005. This restatement did not impact the Company’s revenue, net income, total assets, stockholders’ equity or earnings per share.

Following is a summary of the effects of the correction of the error on the Company’s statement of cash flows for the nine months ended October 1, 2005.

	Nine months ended October 1, 2005
Statement of Cash Flows	As previously reported	As Restated
Cash flows from Operating Activities:

Retained interests (1)	$-	$(4,933)
Net cash flows from operating activities	(138,897)	(143,830)

Cash flows from Investing Activities:
Purchases of short-term investments	$-	$(21,000)
Sales or maturities of short-term investments	-	145,250
Change in cash reserves for retained interests (1)	(4,183)	750
Net cash flows from investing activities	(143,606)	(14,423)

NET (DECREASE) IN CASH OR CASH EQUIVALENTS	$(191,011)	$(66,761)
CASH AND CASH EQUIVALENTS, Beginning of the Period	248,184	123,934
        _____________________________________________________________________
(1)
As discussed in Note 1 to the condensed consolidated financial statements, the Company has changed its presentation of cash flows regarding retained interests related to the Company’s Financial Services business.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations.

This report on Form 10-Q contains “forward-looking statements” that are based on our beliefs, assumptions and expectations of future events, taking into account the information currently available to us. All statements other than statements of current or historical fact contained in this report are forward-looking statements within the meaning of the Private Securities Litigation Reform Act. The words “believe,” “may,” “should,” “anticipate,” “estimate,” “expect,” “intend,” “objective,” “seek,” “plan,” and similar statements are intended to identify forward-looking statements. Forward-looking statements involve risks and uncertainties that may cause our actual results, performance or financial condition to differ materially from the expectations of future results, performance or financial condition we express or imply in any forward-looking statements. These risks and uncertainties include, but are not limited to: the ability to negotiate favorable purchase, lease and/or economic development arrangements; expansion into new markets; operational and regulatory challenges involved in opening and operating a destination retail store in Canada; market saturation due to new destination retail store openings; the acceleration of new destination retail store openings; the rate of growth of general and administrative expenses associated with building a strengthened corporate infrastructure to support our growth initiatives; increasing competition in the outdoor segment of the sporting goods industry; the cost of our products; supply and delivery shortages or interruptions caused by system changes or other factors; adverse weather conditions, unseasonal weather conditions which impact the demand for our products; fluctuations in operating results; adverse economic conditions causing a decline in discretionary consumer spending; the cost of fuel increasing; delays in road construction and/or traffic planning around our new destination retail stores; road construction around our existing destination retail stores; labor shortages or increased labor costs; changes in consumer preferences and demographic trends; increased government regulation; compliance with the data security requirements of the payment card industry; inadequate protection of our intellectual property; decreased interchange fees received by our financial services business as a result of the current interchange litigation against VISA; other factors that we may not have currently identified or quantified; and other risks, relevant factors and uncertainties identified in our filings with the SEC (including the information set forth in the “Risk Factors” section of our Form 10-K/A for the fiscal year ended December 31, 2005 (our “2005 Form 10-K/A”)), which filings are available at the SEC’s website at www.sec.gov. Given the risks and uncertainties surrounding forward-looking statements, you should not place undue reliance on these statements. Our forward-looking statements speak only as of the date of this report. Other than as required by law, we undertake no obligation to update or revise forward-looking statements, whether as a result of new information, future events or otherwise.

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

Revenue

Revenue consists of sales of our products and services. Direct revenue includes sales from orders placed over the phone, by mail and through our website and includes customer shipping charges. Retail revenue includes all sales made at our destination retail stores and is driven by sales at new stores and changes in comparable store sales. A store is included in our comparable store sales base on the first day of the month following the fifteen month anniversary of its opening, completion of major remodeling or expansion by greater than 25% of total square footage. Financial Services revenue includes securitization income, interest income and interchange and other fees net of reward program costs, interest expense and credit losses from our credit card operations. Other revenue consists primarily of land sales around our destination retail stores and our non-merchandising outfitter services.

Cost of Revenue

Cost of revenue for our merchandising business includes cost of merchandise, shipping costs, inventory shrink and other miscellaneous costs. However, it does not include occupancy costs, depreciation, direct labor or warehousing costs, which are included in selling, general and administrative expenses. Our Financial Services segment does not have costs classified as cost of revenue. Other cost of revenue includes the basis in land that we have sold and eliminations.

Gross Profit

We define gross profit as the difference between revenue and cost of revenue. As we discuss below, we believe that operating income presents a more meaningful measure of our consolidated operating performance than gross profit because of the following factors:

•	our Financial Services segment has no cost of revenue which results in a disproportionate gross profit contribution for this segment;

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

At the end of the third fiscal quarter we operated seventeen destination retail stores. In addition, we completed the remodeling of our Sidney, Nebraska destination retail store during the third quarter. During fiscal 2005, we increased our total retail square footage by 59% to 2,097,840 total square feet with the opening of four new destination retail stores. So far in fiscal 2006, we have opened three new destination retail stores and plan to open a fourth destination retail store in the fourth quarter. These four new stores will add approximately 603,139 square feet, or 29%, to our retail square footage in fiscal 2006.

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

Results of Operations

Our third fiscal quarter ends on the Saturday closest to September 30. The three months ended September 30, 2006 and October 1, 2005 each consisted of 13 weeks, and the nine months then ended each had 39 weeks. Our operating results for the three months and nine months ended September 30, 2006 and October 1, 2005, expressed as a percentage of revenue, were as follows:

	Three months ended		Nine months ended
	September 30, 2006	October 1, 2005	September 30, 2006	October 1, 2005

Revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	59.2%	59.3%	59.4%	60.2%
Gross profit	40.8%	40.7%	40.6%	39.8%

Selling, general and administrative expenses	35.4%	34.6%	36.3%	35.7%
Operating income	5.4%	6.1%	4.3%	4.1%
Interest income	0.1%	0.0%	0.1%	0.0%
Interest expense	(1.0)%	(0.8)%	(1.0)%	(0.7)%
Other income (net)	0.4%	0.5%	0.6%	0.7%
Total other income/(expense)	(0.5)%	(0.3)%	(0.3)%	0.0%
Income before provision for income taxes	4.9%	5.8%	4.0%	4.1%
Income tax expense	1.9%	2.1%	1.5%	1.5%
Net income	3.0%	3.7%	2.5%	2.6%

Segment Information

On March 22, 2006, we changed the fee structure between our Financial Services segment and our other segments to more appropriately reflect current market conditions. This change was effective January 1, 2006. This updated fee structure includes (1) an increase in the fee paid by the Financial Services segment for originating a new credit card account, (2) an increase in the amount that the Financial Services segment pays for rewards earned by its cardholders and (3) an additional fee paid by the Financial Services segment for marketing equal to the amount by which the profitability of the Financial Services segment exceeds a 2% pre-tax return on the Financial Services segment’s average managed credit card loans. The segment information presented in this Form 10-Q reflects this change as if it had taken place in all periods presented. The following table sets forth the revenue and operating income of each of our segments for the three months and nine months ended September 30, 2006 and October 1, 2005.

	Three months ended		Nine months ended
(Dollars in thousands)	September 30, 2006	October 1, 2005	September 30, 2006	October 1, 2005

Direct revenue	$232,172	$221,792	$656,052	$636,984
Retail revenue	218,649	173,796	515,441	380,562
Financial services revenue	37,392	29,033	98,946	76,928
Other revenue	2,240	5,132	12,082	29,740
Total revenue	$490,453	$429,753	$1,282,521	$1,124,214

Direct operating income	$35,727	$35,072	$97,420	$96,079
Retail operating income	29,630	21,268	58,870	37,411
Financial services operating income	7,689	5,793	21,815	16,455
Other operating income (loss)	(46,195)	(35,873)	(122,506)	(103,840)
Total operating income	$26,851	$26,260	$55,599	$46,105

As a Percentage of Total Revenue:
Direct revenue	47.3%	51.6%	51.2%	56.7%
Retail revenue	44.6%	40.4%	40.2%	33.9%
Financial services revenue	7.6%	6.8%	7.7%	6.8%
Other revenue	0.5%	1.2%	0.9%	2.6%
Total revenue	100.0%	100.0%	100.0%	100.0%

As a Percentage of Segment Revenue:
Direct operating income	15.4%	15.8%	14.8%	15.1%
Retail operating income	13.6%	12.2%	11.4%	9.8%
Financial services operating income	20.6%	20.0%	22.0%	21.4%
Total operating income (1)	5.4%	6.1%	4.3%	4.1%

(1)	The percentage of total operating income is a percentage of total consolidated revenue.

For credit card loans securitized and sold, the loans are removed from our balance sheet and the net earnings on these securitized assets after paying outside investors are reflected as a component of our securitization income on a GAAP basis. The following table summarizes the results of our Financial Services segment for the three months and nine months ended September 30, 2006 and October 1, 2005 on a GAAP basis with interest and fee income, interest expense and provision for loan losses for the credit card loans receivable we own reported in net interest income. Non-interest income on a GAAP basis includes servicing income, gains on sales of loans and income recognized on our retained interests for the entire securitized portfolio, as well as, interchange income on the entire managed portfolio.

Financial Services Revenue as reported	Three months ended		Nine months ended
in the Financial Statements:	September 30, 2006	October 1, 2005	September 30, 2006	October 1, 2005
(Dollars in thousands)
Interest and fee income	$6,372	$4,639	$17,360	$13,189

Interest expense	(1,299)	(726)	(3,600)	(2,339)
Net interest income	5,073	3,913	13,760	10,850

Non-interest income:
Securitization income	44,294	35,576	120,074	94,495
Other non-interest income	10,505	8,069	28,586	22,640
Total non-interest income	54,799	43,645	148,660	117,135
Less: Customer reward costs	(22,480)	(18,525)	(63,474)	(51,057)

Financial services revenue	$37,392	$29,033	$98,946	$76,928

(1)
For the three months and nine months ended September 30, 2006 and October 1, 2005, we recognized gains on sale of credit card loans of $3.4 million, $5.2 million, $12.1 million and $12.9 million, respectively, which are reflected as a component of securitization income.

Our “managed” credit card loans represent credit card loans receivable we own plus securitized credit card loans. Since the financial performance of the managed portfolio has a significant impact on the earnings we will receive from servicing the portfolio, we believe the following table on a “managed” basis is important information to analyze our revenue in the Financial Services segment. This non-GAAP presentation reflects the financial performance of the credit card loans receivable we own plus those that have been sold for the three months and nine months ended September 30, 2006 and October 1, 2005 and includes the effect of recording the retained interest at fair value. Interest income, interchange income (net of customer rewards) and fee income on both the owned and securitized portfolio are recorded in their respective line items. Interest paid to outside investors on the securitized credit card loans is included with other interest costs and included in interest expense. Credit losses on the entire managed portfolio are included in provision for loan losses. Although our financial statements are not presented in this manner, management reviews the performance of its managed portfolio in order to evaluate the effectiveness of its origination and collection activities, which ultimately affects the income we will receive for servicing the portfolio. The securitization of credit card loans primarily converts interest income, interchange income, credit card fees, credit losses and other income and expense related to the securitized loans into securitization income.

Managed Financial Services Revenue:	Three months ended		Nine months ended
(Dollars in thousands)	September 30, 2006	October 1, 2005	September 30, 2006	October 1, 2005

Interest income	$38,257	$26,931	$104,720	$73,476
Interchange income, net of customer reward costs	13,981	11,876	37,974	30,999
Other fee income	6,058	5,555	16,532	14,797
Interest expense	(17,263)	(10,771)	(46,590)	(28,792)
Provision for loan losses	(6,442)	(5,574)	(18,354)	(17,047)
Other	2,801	1,016	4,664	3,495
Managed Financial Services revenue	$37,392	$29,033	$98,946	$76,928

As a Percentage of Managed Credit Card Loans
Managed Financial Services Revenue:
Interest income	11.0%	9.5%	10.6%	9.3%
Interchange income, net of customer reward costs	4.0%	4.2%	3.9%	3.8%
Other fee income	1.7%	2.0%	1.6%	1.9%
Interest expense	(5.0)%	(3.8)%	(4.7)%	(3.6)%
Provision for loan losses	(1.8)%	(2.0)%	(1.9)%	(2.1)%
Other	0.8%	0.4%	0.5%	0.4%
Managed Financial Services revenue	10.7%	10.3%	10.0%	9.7%
Average reported credit card loans	$133,866	$104,035	$128,161	$104,681
Average managed credit card loans	$1,394,377	$1,128,336	$1,315,000	$1,058,134

Three Months Ended September 30, 2006 Compared to Three Months Ended October 1, 2005

Revenue

Revenue increased by $60.7 million, or 14.1%, to $490.5 million in the three months ended September 30, 2006 from $429.8 million in the three months ended October 1, 2005 as we experienced revenue growth in our Direct, Retail and Financial Services segments. Our Other segment revenue declined by $2.9 million primarily due to a reduction in land sales.

Direct Revenue. Direct revenue increased by $10.4 million, or 4.7%, to $232.2 million in the three months ended September 30, 2006 from $221.8 million in the three months ended October 1, 2005. We had an additional promotional campaign and circulated two additional catalog titles in the third quarter of fiscal 2006 compared to the third quarter of fiscal 2005. We experienced stronger sales in the third quarter of fiscal 2006 as compared to the third quarter of fiscal 2005 in states affected by the hurricanes in the third quarter of fiscal 2005, including the State of Texas where we opened two stores in fiscal 2005. The product categories that contributed the largest dollar volume increases to our Direct revenue in the three months ended September 30, 2006 as compared to the three months ended October 1, 2005 were hunting equipment, archery and optics.

Retail Revenue. Retail revenue increased by $44.8 million, or 25.8%, to $218.6 million in the three months ended September 30, 2006 from $173.8 million in the three months ended October 1, 2005 primarily due to an increase in new store sales of $40.9 million as we opened three new stores in the third quarter of fiscal 2006. Our comparable store sales increased by $4.1 million, or 3.1%, compared to the three months ended October 1, 2005. Our Fort Worth, Texas store was added to the comparable store base in September 2006. The Fort Worth store’s September 2006 sales were strong compared to September 2005. The product categories that contributed the largest dollar volume increases to our Retail revenue growth in the three months ended September 30, 2006 as compared to the three months ended October 1, 2005 were hunting equipment, marine equipment and archery.

Financial Services Revenue. Financial Services revenue increased by $8.4 million, or 29.0%, to $37.4 million in the three months ended September 30, 2006 from $29.0 million in the three months ended October 1, 2005. We measure the results of our Financial Services business on a managed basis as presented in the table on page 26. Interest income measured on a managed basis increased $11.3 million. The increase in interest income was due to an increase in interest rates and managed credit card loans. Interchange income, net of reward costs, increased by $2.1 million, or 17.7%. Interchange income is driven by net purchases, which increased by 20.9%; however, interchange income was offset by an increase in customer reward costs of 21.3%. Customer reward costs generally increase at the same rate as net purchases. During the quarter, customer reward costs increased more than net purchases due to an increase in new account growth and promotional event campaigns. The increases in interest income and interchange income were offset by an increase in interest expense of $6.5 million due to increases in securitized credit card loans, borrowings and interest rates. Compared to the three months ended October 1, 2005, the number of average active accounts grew by 17.0% to 850,001 and the average balance per active account grew by 5.6% to approximately $1,640.

Gross Profit

Gross profit increased by $25.5 million, or 14.6%, to $200.3 million in the three months ended September 30, 2006 from $174.8 million in the three months ended October 1, 2005. Gross profit increased 0.1% as a percentage of revenue to 40.8% in the three months ended September 30, 2006 from 40.7% in the three months ended October 1, 2005. Gross profit as a percentage of revenue increased due to an increase in our Financial Services revenue, which did not have any corresponding increase in cost of revenue. The increase in gross profit as a percentage of revenue from our Financial Services revenue was offset by a decline in gross profit in our merchandising business.

Merchandising Business. The gross profit of our merchandising business increased by $18.1 million, or 12.8%, to $160.1 million in the three months ended September 30, 2006 from $142.0 million in the three months ended October 1, 2005. Gross profit decreased by 0.4% as a percentage of merchandise revenue to 35.5% in the three months ended September 30, 2006 from 35.9% in the three months ended October 1, 2005. The decline in our merchandising gross profit as a percentage of merchandise revenue is primarily attributable to an increase in sales discounts of $6.2 million, or 1.1% of merchandise revenue. These discounts were related to our promotional gift card campaign in our Retail segment and a new promotional campaign in the Direct business. Our freight costs increased by 0.1% of merchandise revenue in the third quarter of fiscal 2006. Our shipping margin - the shipping income we collect less the cost we pay to ship merchandise to our customers - declined by 0.7% of merchandise revenue. A portion of this decline was due to shipping rate increases as a result of the rise in fuel costs. Average fuel costs in the United States during the third quarter of fiscal 2006 were 14.2% higher than in the third quarter of fiscal 2005, causing increased shipping costs. The remainder of the decline in shipping margin was caused by the implementation of our new warehouse management software, which caused us to ship more packages per order due to the inability to transfer products between distribution centers while the software was being phased-in. This issue was resolved early in the fourth quarter of fiscal 2006. These declines in merchandise margin were partially offset by an increase in margins due to better merchandising practices. Without the decline in shipping margin our merchandising gross profit as a percentage of merchandise revenue would have been positive compared to the prior period.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased by $24.9 million, or 16.8%, to $173.4 million in the three months ended September 30, 2006 from $148.5 million in the three months ended October 1, 2005. Selling, general and administrative expenses were 35.4% of revenue in the three months ended September 30, 2006 compared to 34.6% in the three months ended October 1, 2005. We recognized $1.0 million of stock based compensation expense in the three months ended September 30, 2006, which accounted for 0.2% of the 0.8% increase in selling, general and administrative expenses as a percentage of total revenue. The most significant factors contributing to the increase in selling, general and administrative expenses by segment included:

•
Other selling, general and administrative expenses attributed to shared services increased by $9.4 million over the prior period primarily as a result of costs for strategic initiatives to expand and improve our infrastructure. Wages and benefits increased by $5.7 million primarily due to increases in personnel in our distribution centers as our merchandise revenue continues to grow as well as $0.7 million of stock based compensation expense. Depreciation expense increased by $1.8 million due to two system upgrades implemented at the end of 2005. Contract labor costs increased by $1.9 million due to consulting costs on various company projects related to system upgrades and expansion. Other selling, general and administrative costs as a percentage of consolidated revenue increased to 10.9% from 10.0%.

•
Direct selling, general and administrative expenses increased by $0.9 million due to several factors. Increases in selling, general and administrative costs included $2.4 million in incidental equipment and software expenses due to costs moving from the Other segment to the Direct segment. These costs were specifically related to our website and have increased as that business has grown. In addition, there were increases in wages of $0.9 million due to positions added to support our growth, increases in postage of $0.6 million due to rate increases, and an increase in advertising of $0.8 million. These increases were largely offset by an increase in the marketing fee paid to the Direct segment from the Financial Services segment of $2.8 million, or 1.2% of Direct revenue. In addition, catalog costs decreased by $1.5 million, or 4.4%. Catalog costs decreased to $32.0 million in the three months ended September 30, 2006 from $33.5 million in the three months ended October 1, 2005. As a percentage of Direct revenue, catalog costs decreased to 13.8% in the three months ended September 30, 2006 from 15.1% in the three months ended October 1, 2005. This decrease in catalog costs as a percentage of our Direct revenue was due to higher response rates on our catalogs.

•
Retail selling, general and administrative expenses comprised $8.2 million of the total increase in selling, general and administrative expense. New store operating costs related to our stores that were not open in the comparable quarter of 2005 increased by $7.2 million. Total selling, general and administrative expenses in our comparable store base decreased as a percentage of comparable store sales by 0.07%. Pre-opening costs increased by $1.8 million compared to the third quarter of fiscal 2005 due to the timing of our new store openings. Pre-opening costs as a percentage of Retail revenue increased to 2.1% from 1.6%. Retail corporate overhead costs decreased by 0.8% of Retail revenue, or $1.4 million, compared to the third quarter of fiscal 2005. Increases in salaries and related benefits were offset by an increase in the marketing fee paid to the Retail segment from the Financial Services segment of $2.1 million, or 0.8% of Retail revenue.

•
Financial Services selling, general and administrative expenses comprised $6.5 million of the total increase in selling, general and administrative expense. This was primarily due to increased marketing fees of $4.9 million paid to our other segments. Advertising and promotional costs increased by $1.3 million due to increases in VISA assessments, which are driven by increases in credit card transactions, and new account acquisition costs, which are driven by growth in the number of new accounts. Third party services related to our credit card processing increased by $0.3 million as the number of credit card accounts and credit card transactions increased. Wages and related benefits increased $0.2 million. Bad debt expense decreased $0.4 million due to a reduction in fraudulent credit card activity.

Operating Income

Operating income increased by $0.6 million, or 2.2%, to $26.9 million in the three months ended September 30, 2006 from $26.3 million in the three months ended October 1, 2005. Operating income as a percentage of revenue decreased to 5.4% in the three months ended September 30, 2006 from 6.1% in the three months ended October 1, 2005 primarily as a result of our expansion efforts and strategic initiatives. We opened three stores in the third quarter of fiscal 2006 compared to one store in the third quarter of fiscal 2005. This increased our pre-opening costs in our Retail segment by $1.8 million and accounted for 0.4% of the 0.7% operating income margin decline. In the three months ended September 30, 2006, we incurred stock based compensation expense of $1.0 million related to the adoption of Statement 123R, which accounted for 0.2% of the 0.7% operating income margin decline. Our Other selling, general and administrative expenses also increased as a result of our distribution center expansion and increases in salary and benefits and contract labor as we build our staff and our infrastructure for future expansion.

Interest Expense

Interest expense increased by $1.4 million to $4.8 million in the three months ended September 30, 2006 from $3.4 million in the three months ended October 1, 2005. The increase in interest expense was primarily due to an increase in borrowing related to the issuance of $215 million in unsecured notes.

Income Taxes

Our effective tax rate was 38.4% in the three months ended September 30, 2006 as compared to 35.6% in the three months ended October 1, 2005. During the quarter, we adjusted our estimated annual effective tax rate from 36.7% to 37.5% based on recent information, updated projections and the completion and filing of our most recent state tax returns. We expect our annual effective tax rate to continue to increase as we open stores in new states and incur additional state income taxes.

Nine Months Ended September 30, 2006 Compared to Nine Months Ended October 1, 2005

Revenue

Revenue increased by $158.3 million, or 14.1%, to $1,282.5 million in the nine months ended September 30, 2006 from $1,124.2 million in the nine months ended October 1, 2005 as we experienced revenue growth in our Direct, Retail and Financial Services segments. Our Other segment revenue declined by $17.7 million primarily due to a reduction in land sales.

Direct Revenue. Direct revenue increased by $19.1 million, or 3.0%, to $656.1 million in the nine months ended September 30, 2006 from $637.0 million in the nine months ended October 1, 2005. During the period, we introduced new catalog titles and saw some strong sales recovery in the areas affected by hurricanes. We also increased our promotional programs in the first nine months of fiscal 2006 compared to the first nine months of fiscal 2005. The product categories that contributed the largest dollar volume increases to our Direct revenue in the nine months ended September 30, 2006 as compared to the nine months ended October 1, 2005 were hunting equipment, camping gear, and gifts.

Retail Revenue. Retail revenue increased by $134.8 million, or 35.4%, to $515.4 million in the nine months ended September 30, 2006 from $380.6 million in the nine months ended October 1, 2005 due to new store sales of $132.5 million. We opened three new stores in the third fiscal quarter of 2006. In 2005 we opened two stores in the second fiscal quarter and one in the third fiscal quarter. Comparable store sales increased by $3.2 million, or 1.0%, compared to the nine months ended October 1, 2005. Our Fort Worth, Texas store entered the comparable store base in September. The product categories that contributed the largest dollar volume increases to our Retail revenue growth in the nine months ended September 30, 2006 as compared to the nine months ended October 1, 2005 were hunting equipment, marine products and camping gear.

Financial Services Revenue. Financial Services revenue increased by $22.0 million, or 28.6%, to $98.9 million in the nine months ended September 30, 2006 from $76.9 million in the nine months ended October 1, 2005. We measure the results of our Financial Services business on a managed basis as presented in the table on page 26. Interest income measured on a managed basis increased $31.2 million. The increase in interest income was due to an increase in interest rates and managed credit card loans. Interchange income, net of reward costs, increased by $7.0 million, or 22.5%. Interchange income is driven by net purchases, which increased by 22.2%. The increases in interest income and interchange income were offset by an increase in interest expense of $17.8 million due to increases in securitized credit card loans, borrowings and interest rates. Compared to the nine months ended October 1, 2005, the number of average active accounts grew by 17.5% to 827,810 and the average balance per active account grew by 5.7% to approximately $1,589.

Gross Profit

Gross profit increased by $73.4 million, or 16.4%, to $520.5 million in the nine months ended September 30, 2006 from $447.1 million in the nine months ended October 1, 2005. Gross profit increased 0.8% as a percentage of revenue to 40.6% in the nine months ended September 30, 2006 from 39.8% in the nine months ended October 1, 2005. Gross profit as a percentage of revenue increased due to an increase in our Financial Services revenue, which did not have any corresponding increase in cost of revenue.

Merchandising Business. The gross profit of our merchandising business increased by $50.7 million, or 14.0%, to $412.4 million in the nine months ended September 30, 2006 from $361.7 million in the nine months ended October 1, 2005. Gross profit decreased by 0.3% as a percentage of merchandise revenue to 35.2% in the nine months ended September 30, 2006 from 35.5% in the nine months ended October 1, 2005. The decline in our merchandising gross profit as a percentage of merchandise revenue was primarily attributable to an increase in discounts of 0.4% of merchandise revenue.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased by $63.9 million, or 15.9%, to $464.9 million in the nine months ended September 30, 2006 from $401.0 million in the nine months ended October 1, 2005. Selling, general and administrative expenses were 36.3% of revenue in the nine months ended September 30, 2006 compared to 35.7% in the nine months ended October 1, 2005. We recognized $2.6 million of stock based compensation expense in the nine months ended September 30, 2006, which accounted for 0.2% of the 0.6% increase in selling, general and administrative expenses. The most significant factors contributing to the increase in selling, general and administrative expenses included:

•
Other selling, general and administrative expenses attributed to shared services increased by $19.3 million over the prior period primarily as a result of costs for strategic initiatives to expand and improve our infrastructure. Wages and related benefits increased by $11.4 million primarily due to increases in personnel at our distribution centers as our merchandise revenue continues to grow as well as stock based compensation expense of $1.7 million. Depreciation expense increased by $3.9 million due to two system upgrades implemented at the end of 2005. Contract labor costs increased by $2.4 million and incidental equipment and software costs increased by $1.8 million. Both of these cost increases are related to system upgrades and other expansion projects. Other selling, general and administrative costs as a percentage of consolidated revenue increased to 11.2% from 11.0%.

•
Direct selling, general and administrative expenses increased by $2.6 million. This was due to an increase in advertising expense of $3.2 million related to mailing campaigns and an increase in incidental equipment and software expenses of $2.2 million due to costs moving to the Direct segment from the Other segment. These costs were specifically related to our website and have increased as that business has grown. Salaries and benefits increased by $1.9 million due in part to increased number of personnel in our customer relations area as our Direct business maintains its steady growth. Catalog costs increased by $1.2 million, or 1.3%, to $92.5 million in the nine months ended September 30, 2006 from $91.3 million in the nine months ended October 1, 2005. As a percentage of Direct revenue, catalog costs decreased to 14.1% in the nine months ended September 30, 2006 from 14.3% in the nine months ended October 1, 2005. This decrease in catalog costs as a percentage of our Direct revenue was due to higher response rates on our catalogs. These increases in selling, general and administrative expenses were largely offset by an increase in the marketing fee paid to the Direct segment from the Financial Services segment of $7.1 million, or 1.0% of Direct revenue.

•
Retail selling, general and administrative expenses comprised $25.3 million of the total increase in selling, general and administrative expense. New store operating costs related to our stores that were not open in the comparable quarter of 2005 increased by $28.2 million. Pre-opening costs increased by $0.4 million. These increases were partially offset by decreases in Retail corporate overhead costs of $3.5 million. Corporate salaries and benefits increased by $1.3 million. Corporate overhead costs decreased due to an increase in the marketing fee paid to the Retail segment from the Financial Services segment of $5.0 million. Selling, general and administrative expenses in our comparable store base decreased by 0.2% as a percentage of comparable store sales.

•
Financial Services selling, general and administrative expenses comprised $16.7 million of the total increase in selling, general and administrative expense. This was primarily due to increased marketing fees of $12.1 million paid to our other segments. Advertising and promotional costs increased by $3.3 million due to increases in VISA assessments, which are driven by increases in credit card transactions, and new account acquisition costs, which are driven by growth in the number of new accounts. Third party services related to our credit card processing increased by $1.1 million as the number of credit card accounts and credit card transactions increased. Postage increased by $0.6 million due to rate increases and an increase in the number of credit card accounts. Bad debt expense decreased $1.1 million due to a reduction in fraudulent credit card activity.

Operating Income

Operating income increased by $9.5 million, or 20.6%, to $55.6 million in the nine months ended September 30, 2006 from $46.1 million in the nine months ended October 1, 2005. Operating income as a percentage of revenue increased to 4.3% in the nine months ended September 30, 2006 from 4.1% in the nine months ended October 1, 2005. We continue to improve our operating income margin on a year to date basis through revenue expansion.

Interest Expense

Interest expense increased by $5.0 million to $12.9 million in the nine months ended September 30, 2006 from $7.9 million in the nine months ended October 1, 2005. The increase in interest expense was primarily due to an increase in borrowing related to the issuance of $215 million in unsecured notes at a fixed rate of 5.99% as well as increases in the variable rate of our revolving credit agreement.

Income Taxes

Our effective tax rate was 37.5% in the nine months ended September 30, 2006 as compared to 35.6% in the nine months ended October 1, 2005. We expect our effective tax rate to continue to increase as we open stores in new states and incur additional state income taxes.

Bank Asset Quality

We securitize a majority of our credit card loans. On a quarterly basis, we transfer eligible credit card loans into a securitization trust. We are required to own at least a minimum twenty day average of 5% of the interests in the securitization trust. Therefore, these retained loans have the same characteristics as those loans sold to outside investors. Certain accounts are ineligible for securitization because they are delinquent at the time of sales to the trust, originated from sources other than Cabela's Club credit cards and various other requirements. The total amount of ineligible loans and receivables were $17.0 million and $14.1 million at September 30, 2006 and December 31, 2005, respectively. Of the $17.0 million outstanding at September 30, 2006, $15.5 million originated from sources other than Cabela’s Club credit cards.

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

Delinquencies

We consider the entire balance of an account, including any accrued interest and fees, delinquent if the minimum payment is not received by the payment due date. Our aging methodology is based on the number of completed billing cycles during which a customer has failed to make a required payment. Delinquencies not only have the potential to reduce earnings by increasing the unrealized loss recognized to reduce the loans to market value and reducing securitization income, but they also result in additional operating costs dedicated to resolving the delinquencies. Our delinquencies increased to 0.84% as of September 30, 2006 from 0.65% as of October 1, 2005. Delinquencies have increased industry wide. Our bank delinquency rates still compare favorably to industry standards.

The following chart shows the percentage of our managed accounts that have been delinquent as of the ends of the periods presented.

	September 30, 2006	December 31, 2005	October 1, 2005
Number of days delinquent

Greater than 30 days	0.84%	0.67%	0.65%
Greater than 60 days	0.45%	0.38%	0.36%
Greater than 90 days	0.19%	0.16%	0.15%

Charge-offs

Gross charge-offs reflect the uncollectible principal, interest and fees on a customer's account. Recoveries reflect the amounts collected on previously charged-off accounts. Most bankcard issuers charge off accounts at 180 days. We charge off accounts on the 24th day of the month after an account becomes 115 days contractually delinquent, except in the case of cardholder bankruptcies and cardholder deaths. Cardholder bankruptcies are charged off 30 days after notification, and delinquencies caused by cardholder deaths are charged off on the 24th day of the month after an account is 60 days contractually delinquent. As a result, our charge-off rates are not directly comparable to other participants in the bankcard industry. Our charge-off activity for the managed portfolio for the three months and nine months ended September 30, 2006 and October 1, 2005 is summarized below:

	Three months ended		Nine months ended
	September 30, 2006	October 1, 2005	September 30, 2006	October 1, 2005
(Dollars in thousands)
Gross charge-offs	$7,859	$5,997	$22,015	$19,318
Less: Recoveries	(1,447)	(957)	(4,059)	(3,120)
Net charge-offs	6,412	5,040	17,956	16,198
Net charge-offs as a percentage of average managed credit card loans	1.84%	1.79%	1.82%	2.04%

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

The primary cash requirements of our Financial Services segment relate to the generation of credit card loans and the purchase of points used in the Cabela’s Club VISA customer loyalty rewards program from our merchandising business. The bank obtains funds for these purposes through various financing activities, which include engaging in securitization transactions, borrowing under federal funds bank credit facilities, selling certificates of deposit and generating cash from operations. Our bank’s charter is limited to issuing credit cards and selling brokered certificates of deposit of one hundred thousand dollars or more, and it does not accept demand deposits or make non-credit card loans. Consequently, our bank cannot lend money to Cabela’s, Incorporated or our other affiliates. The bank is subject to capital requirements imposed by Nebraska banking law and the VISA membership rules, and its ability to pay dividends is limited by Nebraska and federal banking law.

We continue to monetize our economic development bonds for future retail expansion. In the second quarter of fiscal 2006, $53.0 million in bonds we owned related to our Wheeling, West Virginia retail store and distribution center were retired in connection with a transaction whereby we took a subordinate position on the remaining bonds we still hold related to this location. These remaining bonds are classified on our balance sheet as marketable securities and have been valued at approximately $36.3 million.

We are focused on improving our inventory position in relation to sales growth. Inventory at our comparable stores declined 11.0% in the twelve months ended September 30, 2006. We are optimistic that we will continue to see our inventory growth slow in relation to our merchandise sales growth as we continue to enhance our multi-channel systems.

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

Operating, Investing and Financing activities

Cash used by operating activities was $110.8 million in the nine months ended September 30, 2006 as compared with $143.8 million in the nine months ended October 1, 2005. The $33.0 million decrease in cash used by operating activities was primarily due to a decrease in cash used for inventory of $53.3 million. We are continuing to improve our systems to help us manage our inventory. There also was a decrease in cash used for accounts payable of $27.7 million. Of the $27.7 million change in accounts payable, $20.6 million was related to changes in accounts payable at our bank. This was primarily caused by a change in the payable to our bank’s third party processor between the comparable periods. The remainder of the accounts payable change was due to changes in inventory payables. The change in accounts payable was partially offset by a change in other assets of $23.0 million, which was primarily due to an asset our bank records for VISA interchange funding that is paid to our third party processor. This asset fluctuates based on the timing of the bank’s month end cut-off. Other increases in cash used included $13.7 million in income taxes payable, $7.7 million for the origination of credit card loans and an increase in cash used for gift certificates and credit card reward points of $6.7 million.

Cash used in investing activities was $96.2 million in the nine months ended September 30, 2006 as compared with $14.4 million in the nine months ended October 1, 2005. The $81.8 million increase in cash used for investing activities was due to an increase in purchases of short-term investments of $110.2 million and a decrease in sales or maturities of short-term investments of $14.0 million. These two uses of cash were partially offset by a $42.8 million decrease in the purchase of marketable securities. The decrease in the purchases of marketable securities is related to the timing of our new destination retail store openings and the different incentives that were related to those stores. One of our stores that opened in the third quarter of fiscal 2006 is leased rather than built with funding from economic development bonds or marketable securities.

Cash provided by financing activities was $193.4 million in the nine months ended September 30, 2006 as compared to cash provided of $91.5 million in the nine months ended October 1, 2005. The $101.9 million increase in cash provided by financing activities is primarily due to the issuance of $215.0 million of notes in a private placement in February 2006. In addition, cash of $17.8 million was provided by the reduction in maturities of time deposits held by our bank. Cash payments on our line of credit decreased by $10.0 million. These increases in cash provided by financing activities were partially offset by a decrease in cash advances on our line of credit of $150.0 million.

As of September 30, 2006, we had material cash commitments in the amount of $66.2 million for fiscal 2006 and $295.8 million for fiscal 2007 and 2008 for estimated capital expenditures and the purchase of future economic development bonds in connection with the construction and development of new destination retail stores. In addition, we are obligated to fund the remaining $2.2 million of economic development bonds and construction costs related to the expansion of our distribution center in Wheeling, West Virginia throughout fiscal 2006. We are also committed to fund $3.8 million of economic development bonds related to our fiscal 2005 stores.  When the bonds are funded, we will be reimbursed for the qualifying construction costs we have incurred.

In addition to the cash commitments for capital expenditures and economic development bonds we have entered into certain lease agreements for retail locations. At the inception of a lease, we determine the lease term by assuming the exercise of those renewal options that are reasonably assured because of the significant economic penalty that exists for not exercising those options. The exercise of lease renewal options is at our sole discretion. We have entered into four leases as of September 30, 2006. The terms of these leases vary. One of these leases has been determined to be a capital lease and will be recorded as such when the lease commences, which will not occur until a future period. Three of these leases are operating leases. We have started to recognize rent expense for two of these leases, which is included in selling, general and administrative expenses. Three of these leases include tenant allowances that will be amortized over the life of the lease. We will receive tenant allowances in the amounts of $2.0 million, $15.0 million and $25.7 million in 2006, 2007 and 2008, respectively. The future minimum cash payments shown in the table below do not reflect the receipt of these tenant allowances. Certain of these leases require us to pay contingent rental amounts based on a percentage of sales. These contingent amounts are not included in the table below, but range from 0.5% to 1.5% of varying sales levels. Certain of these leases require us to pay real estates taxes, insurance, maintenance and other operating expenses associated with the leased premises. These amounts are not included in the table below, but are classified in selling, general and administrative expenses consistent with similar costs for owned locations. These long-term leases include options to renew with total terms, including extensions, varying from 10 to 70 years. Some of these leases for constructed assets contain customary conditions of performance by other parties.

Future minimum lease payments required under lease agreements relating to new store expansion existing at September 30, 2006 were:

Future Minimum Lease Payments
(Dollars in thousands)	Operating Leases	Capital Leases (1)

2006	$413	$-
2007	1,584	-
2008	1,976	1,032
2009	1,976	2,478
2010	1,976	2,478
2011	1,996	2,478
After 2011	29,544	143,639
Total future minimum lease payments	$39,465	152,105
Less: interest		(110,202)
Present value of minimum capital lease payments		$41,903

(1)	The lease commencement date has not occurred for this capital lease so it is not included on our balance sheet as of September 30, 2006.

We have announced plans for retail site locations in Gonzales, Louisiana; Hammond, Indiana; Post Falls, Idaho; Adairsville, Georgia and Montreal, Canada for which material commitments were not signed as of September 30, 2006. These locations are still being negotiated and will be subject to customary conditions to closing. We expect the total cost of each of these destination retail stores, including the cost of economic development bonds, to fall in the estimated range of $30 to $50 million each. We expect to incur the majority of the costs for these locations in 2007 and 2008.

Grants and Economic Development Bonds

Grants. Under various grant programs, state or local governments provide funding for certain costs associated with developing and opening a new destination retail store. We generally have received grant funding in exchange for commitments, such as assurance of agreed employment and wage levels at our destination retail stores or that the destination retail store will remain open, made by us to the state or local government providing the funding. The commitments typically phase out over approximately five to ten years. If we fail to maintain the commitments during the applicable period, the funds we received may have to be repaid or other adverse consequences may arise, which could affect our cash flows and profitability. As of September 30, 2006 and December 31, 2005, the total amount of grant funding subject to a specific contractual remedy was $14.7 million and $16.6 million, respectively. Portions of seven of our destination retail stores, such as wildlife displays and museums, are subject to forfeiture provisions.

Economic Development Bonds. Through economic development bonds, the state or local government sells bonds to provide funding for land acquisition, readying the site, building infrastructure and related eligible expenses associated with the construction and equipping of our destination retail stores. Generally, we have been the sole purchaser of these bonds. The bond proceeds that are received by the governmental entity are then used to fund the construction and equipping of new destination retail stores and related infrastructure development. While purchasing these bonds involves an initial cash outlay by us in connection with a new store, some or all of these costs can be recaptured through the repayments of the bonds. The payments of principal and interest on the bonds are typically tied to sales, property or lodging taxes generated from the store and, in some cases, from businesses in the surrounding area, over periods which range between 20 and 30 years. In addition, some of the bonds that we have purchased may be repurchased for par value by the governmental entity prior to the maturity date of the bonds. However, the governmental entity from which we purchase the bonds is not otherwise liable for repayment of principal and interest on the bonds to the extent that the associated taxes are insufficient to pay the bonds. In one location, the bonds will become subordinated to other bonds associated with the development if we fail to continue to operate the store over a prescribed period. After purchasing the bonds, we typically carry them on our balance sheet as “available for sale” marketable securities and value them based upon management’s projections of the amount of tax revenue that will be generated to support principal and interest payments on the bonds. We have limited experience in valuing these bonds and, because of the unique features of each project, there is no independent market data for valuation of these types of bonds. If sufficient tax revenue is not generated by the subject properties, we will not receive scheduled payments and will be unable to realize the full value of the bonds carried on our balance sheet. As of September 30, 2006 and December 31, 2005, we carried $109.3 million and $144.5 million, respectively, of economic development bonds on our balance sheet.

The negotiation of these economic development arrangements has been important to our destination retail store expansion in the past, and we believe these arrangements will continue to be an important factor in our destination retail store expansion strategy because they allow us to avoid or recapture a portion of the costs involved with opening a new store. If similar packages are unavailable in the future or the terms are not as favorable to us, our return on investment in new stores could be adversely affected.

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

Furthermore, poor performance of our securitized credit card loans, including increased delinquencies and credit losses, lower payment rates or a decrease in excess spreads below certain thresholds, could result in a downgrade or withdrawal of the ratings on the outstanding securities issued in our securitization transactions, cause early amortization of these securities or result in higher required credit enhancement levels. This could jeopardize our ability to complete other term securitization transactions on acceptable terms, decrease our liquidity and force us to rely on other potentially more expensive funding sources, to the extent available, which would decrease our profitability. The total amount and maturities of our bank’s credit card securitizations as of September 30, 2006 were as follows:

Series	Type	Initial Amount	Certificate Rate	Expected Final
(Dollars in thousands)
Series 2001-2	Term	$250,000	Floating	November 2006 (1)
Series 2003-1	Term	$300,000	Fixed	January 2008
Series 2004-I	Term	$75,000	Fixed	March 2009
Series 2004-II	Term	$175,000	Floating	March 2009
Series 2005-I	Term	$140,000	Fixed	October 2010
Series 2005-I	Term	$110,000	Floating	October 2010
Series 2006-I	Variable	$300,000	Floating	July 2007

(1)	We expect our bank to replace the Series 2001-2 term securitization with a new term securitization prior to its expected final date.

Certificates of Deposit

We utilize certificates of deposit to partially finance the operating activities of our bank. Our bank issues certificates of deposit in a minimum amount of $100,000 in various maturities. As of September 30, 2006, we had $106.4 million of certificates of deposit outstanding with maturities ranging from October 2006 to April 2016 and with a weighted average effective annual fixed rate of 4.84%. Certificate of deposit borrowings are subject to regulatory capital requirements.

Credit Facility and other Indebtedness

We are party to a credit agreement that provides for a $325 million unsecured revolving credit facility. This agreement expires on June 30, 2010. During the term of the facility, we are required to pay a facility fee, which ranges from 0.100% to 0.250%. We may elect to take advances at interest rates calculated at U.S. Bank National Association’s prime rate (or, if greater, the average rate on the federal funds rate in effect for the day plus one-half of one percent) or the Eurodollar rate of interest plus a margin, which adjusts, based upon certain financial ratios achieved and ranges from 0.650% to 1.350%. The credit agreement permits the issuance of up to $150 million in letters of credit and standby letters of credit, the nominal amount of which are applied against the overall credit limit available under the revolver. The credit facility may be increased to $450 million upon our request and with the consent of the banks party to the credit agreement. There was $13.4 million in principal borrowings outstanding, and $58.5 million outstanding on letters of credit and standby letters of credit, under the credit facility at September 30, 2006. During the first nine months of fiscal 2006, the average principal amount outstanding on the line of credit was $7.5 million, and during the three months ended September 30, 2006, the weighted average interest rate on the line of credit was 5.64%. Our total remaining borrowing capacity under the credit facility as of September 30, 2006, after subtracting outstanding letters of credit and standby letters of credit of $58.5 million, was $278.1 million. The credit agreement requires that we comply with several financial and other covenants, including requirements that we maintain the following financial ratios as set forth in the credit agreement:

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

In addition to our credit facility, we have accessed the private placement debt markets. On February 27, 2006, we issued $215.0 million in unsecured notes, with principal payable in full in ten years and interest payments made semiannually at a rate of 5.99%. Covenants related to this agreement include the following:

•
A consolidated adjusted net worth in an amount not less than the sum of (i) $350 million plus (ii) 25% of positive consolidated net earnings on a cumulative basis for each fiscal year beginning with the fiscal year 2005.

•
A fixed charge coverage ratio (the ratio of consolidated cash flow to consolidated fixed charges for each period of four consecutive fiscal quarters) of no less than 2.00 to 1.00 as of the last day of any fiscal quarter.

•	A consolidated funded debt to total funded capitalization of no more than 60%.

In September 2002, we issued $125.0 million in senior unsecured notes bearing interest at a fixed rate of 4.95%, repayable in five annual installments of $25.0 million beginning on September 5, 2005. The aggregate principal balance on these notes as of September 30, 2006 was $75.0 million. These notes require that we comply with several financial and other covenants, including requirements that we maintain the following financial ratios as set forth in the note purchase agreements:

•
A consolidated adjusted net worth in an amount not less than the sum of (i) $150 million plus (ii) 25% of positive consolidated net earnings on a cumulative basis for each fiscal year beginning with the fiscal year 2002.

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

As of September 30, 2006, we were in compliance with all of the covenants under our credit agreement and unsecured notes. We may or may not engage in future long-term borrowing transactions to fund our operations or our growth plans. Whether or not we undertake such borrowings will depend on a variety of factors, including prevailing interest rates, our retail growth plans, our financial strength, alternative sources and costs of funding and our management's assessment of potential returns on investment that may be realized from the proceeds of such borrowings.

Off-Balance Sheet Arrangements

Operating leases - We lease various items of office equipment and buildings. Rent expense for these operating leases is recorded in our selling, general and administrative expenses.

Credit Card Limits - The bank bears off-balance sheet risk in the normal course of its business. One form of this risk is through the bank's commitment to extend credit to cardholders up to the maximum amount of their credit limits. The aggregate of such potential funding requirements totaled $9.1 billion and $7.5 billion as of September 30, 2006 and December 31, 2005, respectively, which amounts were in addition to existing balances cardholders had at such dates. These funding obligations are not included on our consolidated balance sheet. While the bank has not experienced, and does not anticipate that it will experience, a significant draw down of unfunded credit lines by customers, a significant draw down would create a cash need at the bank which likely could not be met by our available cash and funding sources. The bank has the right to reduce or cancel these available lines of credit at any time.

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

	September 30, 2006	December 31, 2005	October 1, 2005
As a percentage of total balances outstanding

Balances carrying interest rate based upon the national prime lending rate.	62.7%	58.0%	61.5%
Balances carrying an interest rate of 9.99%.	2.6%	3.0%	2.4%
Balances carrying an interest rate of 0.00%	0.1%	0.1%	0.1%
Balances not carrying interest because their previous month's balance was paid in full.	34.6%	38.9%	36.0%

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

Management has performed an interest rate gap analysis to measure the effects of the timing of the repricing of our interest sensitive assets and liabilities. Based on this analysis, we believe that if there is an immediate 100 basis point, or 1.0%, increase in the market rates for which our assets and liabilities are indexed during the next twelve months our projected operating results would not be materially affected. Management also has performed a projected interest rate gap analysis for the same future twelve month period to measure the effects of a change in the spread between the prime interest rate and the LIBOR interest rate. Based on this analysis, we believe that an immediate 50 basis point, or 0.5%, decrease or increase in this spread would cause a decrease or increase of $4.3 million to $4.6 million on the projected pre-tax income of our Financial Services segment over the next twelve months, which could have a material effect on our operating results.

Merchandising Business Interest Rate Risk

One of our economic development bond agreements is priced at a variable interest rate with its base rate tied to prime rate and adjusted annually in November. Portions of this bond were retired in June 2006 and the interest rates were renegotiated. If the prime rate declined 2%, our interest income and results from operations and cash flows could be materially affected.

The interest payable on our line of credit is based on variable interest rates and therefore affected by changes in market interest rates. If interest rates on existing variable rate debt rose 1%, our interest expense and results from operations and cash flows could be materially affected.

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

As of the end of the period covered by this report, our Chief Executive Officer and Chief Financial Officer evaluated, with the participation of our management, the effectiveness of our disclosure controls and procedures. Based on management’s evaluation, our Chief Executive Officer and Chief Financial Officer each concluded that due solely to the material weakness in internal control over financial reporting identified in preparing our unaudited condensed consolidated financial statements for the second quarter of fiscal 2006, which material weakness has not yet been remediated, our disclosure controls and procedures were not effective as of September 30, 2006. The previously identified and reported material weakness in internal control over financial reporting was with respect to the accounting for and disclosure of short-term investments. Specifically, effective controls were not designed and in place to ensure that (i) short-term investments were properly excluded from cash and cash equivalents on the balance sheet, and (ii) the corresponding presentation of the purchases and sales of short-term investments were properly reflected in the investing section of the statement of cash flows. As a result, material adjustments were necessary to present the condensed consolidated financial statements in accordance with generally accepted accounting principles.

Changes in Internal Control Over Financial Reporting

In order to remediate the material weakness in our internal control over financial reporting discussed above, management has implemented, and will be testing, controls to ensure the proper presentation and disclosure of short-term investments on our consolidated balance sheets and statements of cash flows. We expect to remediate this material weakness in our internal control over financial reporting by the end of fiscal 2006.

During the third quarter of fiscal 2006, we completed the implementation of the first phase of our multi-channel systems enhancement. Process level controls related to inventory ordering and costing were impacted by this change. These were foundational system changes required for us to increase operational efficiencies as a multi-channel retailer.

There were no other changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2006 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

CABELA'S INCORPORATED

Dated: November 3, 2006	By:	/s/ Dennis Highby
Dennis Highby
President and Chief Executive Officer

Dated: November 3, 2006	By:	/s/ Ralph W. Castner
Ralph W. Castner
Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description

31.1	Certification of CEO Pursuant to Rule 13a-14(a) under the Exchange Act

31.2	Certification of CFO Pursuant to Rule 13a-14(a) under the Exchange Act

32	Certifications Pursuant to 18 U.S.C. Section 1350