Form 10-K
period 2006-12-30
CABELAS INC
filed 2007-02-28
CIK 1267130

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

_________________

Form 10-K
_________________

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 30, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 1-32227

CABELA’S INCORPORATED
(Exact name of registrant as specified in its charter)

Delaware	20-0486586
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

One Cabela Drive, Sidney, Nebraska	69160
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (308) 254-5505
Securities registered pursuant to Section 12 (b) of the Act:

Title of each class Class A Common Stock, par value $0.01 per share	Name of each exchange on which registered New York Stock Exchange

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

     Large accelerated filer ☒                         Accelerated filer ☐                         Non-accelerated filer ☐

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

     The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $674,649,756 as of July 1, 2006 (the last business day of the registrant’s most recently completed second fiscal quarter) based upon the closing price of the registrant’s Class A Common Stock on that date as reported on the New York Stock Exchange. For the purposes of this disclosure only, the registrant has assumed that its directors and executive officers and the beneficial owners of 5% or more of its voting common stock as of July 1, 2006 are affiliates of the registrant.

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

     Common stock, $0.01 par value: 65,405,889 shares, including 5,807,305 shares of non-voting common stock, as of February 19, 2007.

DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the registrant’s definitive Proxy Statement for the Annual Meeting of Shareholders to be held May 15, 2007, are incorporated by reference into Part III of this Form 10-K to the extent stated herein.

CABELA’S INCORPORATED

FORM 10-K
FOR THE FISCAL YEAR ENDED DECEMBER 30, 2006

PART I

ITEM 1. BUSINESS

Special Note Regarding Forward-Looking Statements

     This report contains “forward-looking statements” that are based on our beliefs, assumptions and expectations of future events, taking into account the information currently available to us. All statements other than statements of current or historical fact contained in this report are forward-looking statements within the meaning of the Private Securities Litigation Reform Act. The words “believe,” “may,” “should,” “anticipate,” “estimate,” “expect,” “intend,” “objective,” “seek,” “plan,” and similar statements are intended to identify forward-looking statements. Forward-looking statements involve risks and uncertainties that may cause our actual results, performance or financial condition to differ materially from the expectations of future results, performance or financial condition we express or imply in any forward-looking statements. These risks and uncertainties include, but are not limited to: the ability to negotiate favorable purchase, lease and/or economic development arrangements; expansion into new markets; market saturation due to new destination retail store openings; the acceleration of new destination retail store openings; the rate of growth of general and administrative expenses associated with building a strengthened corporate infrastructure to support our growth initiatives; increasing competition in the outdoor segment of the sporting goods industry; the cost of our products; supply and delivery shortages or interruptions caused by system changes or other factors; adverse weather conditions, unseasonal weather conditions which impact the demand for our products; fluctuations in operating results; adverse economic conditions causing a decline in discretionary consumer spending; the cost of fuel increasing; delays in road construction and/or traffic planning around our new destination retail stores; road construction around our existing destination retail stores; labor shortages or increased labor costs; changes in consumer preferences and demographic trends; increased government regulation; inadequate protection of our intellectual property; decreased interchange fees received by our financial services business as a result of credit card industry litigation; other factors that we may not have currently identified or quantified; and other risks, relevant factors and uncertainties identified in the “Risk Factors” section of this report. Given the risks and uncertainties surrounding forward-looking statements, you should not place undue reliance on these statements. Our forward-looking statements speak only as of the date of this report. Other than as required by law, we undertake no obligation to update or revise forward-looking statements, whether as a result of new information, future events or otherwise.

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

     We were initially incorporated as a Nebraska corporation in 1965 and were reincorporated as a Delaware corporation in January 2004. In June 2004, we completed our initial public offering of common stock. Our common stock is listed on the New York Stock Exchange under the symbol “CAB.”

Direct Business

     Our direct business uses catalogs and the Internet as marketing tools to generate sales orders via the Internet, telephone and mail. Our direct business generated $1,088.5 million in revenue in fiscal 2006, representing approximately 57.0% of our total revenue from our direct and retail businesses. See Note 17 to our consolidated financial statements and our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for additional financial information regarding our direct business.

     We have been marketing our products through our print catalog distributions to our customers and potential customers for over 45 years. We believe that our catalog distributions have been one of the primary drivers of the growth of our goodwill and brand name recognition and serve as an important marketing tool for our destination retail stores. In fiscal 2006, we mailed more than 135 million catalogs with 86 separate titles to all 50 states and to more than 170 countries. Our general catalogs range from 300 to 1,450 pages and our specialty catalogs range from 30 to 240 pages. Our specialty catalogs offer products focused on one outdoor activity, such as fly fishing, archery or waterfowl.

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

     We also market our products through our website which has a number of features, including product information and ordering capabilities and general information on the outdoor lifestyle. This cost-effective medium is designed to offer a convenient, highly visual, user-friendly and secure online shopping option for new and existing customers. In addition to the ability to order the same products available in our catalogs, our website gives customers the ability to purchase gift certificates, research outdoor activities, purchase rare and highly specialized merchandise, and choose from other services we provide. The number of visits to our website increased by 32.1% in fiscal 2006 compared to fiscal 2005. Our website was the most visited sports and fitness website in fiscal 2006 according to Hitwise Incorporated, an online measurement company.

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

Retail Business

     We currently operate 18 destination retail stores in twelve states. Our retail operations generated $820.3 million in revenue in fiscal 2006 representing 43.0% of our total revenue from our direct and retail businesses. See Note 17 to our consolidated financial statements and our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for additional financial information regarding our retail business.

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

     New Store Site Selection. We have identified locations that may be suitable for new destination retail stores as part of our retail expansion strategy. With only 18 destination retail stores in operation at the present time, we believe opening additional destination retail stores provides a significant growth opportunity. Through our extensive customer database generated by our direct business and additional demographic and competitive research, we can identify geographic areas with a high concentration of customers that represent potential new markets for our destination retail stores. We believe that there are many additional markets throughout North America that could potentially support one of our large-format destination retail stores. We also believe that our customer database gives us a competitive advantage in tailoring product offerings in each of our destination retail stores to reflect our customers’ regional preferences. Additionally, we believe that smaller-format destination retail stores provide further opportunities for future retail expansion.

     We successfully opened four destination retail stores in 2006, increasing our total retail square footage by 607,537 feet or 29%. Our four destination retail stores opened in 2006 are located in Glendale, Arizona, Boise, Idaho, Richfield, Wisconsin and LaVista, Nebraska. We have begun locating our stores closer to major metropolitan areas to make our stores easier to reach for more of our customers.

     Store Locations and Ownership. We currently own 17 of our 18 destination retail stores. However, in connection with some of the economic development packages received from state or local governments where our stores are located, we have entered into agreements granting ownership of the taxidermy, diorama or other portions of our stores to these state and local governments. See Item 2 –“Properties” for a listing of locations of our stores.

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

     As of fiscal year end 2006, we had 48 product categories, which we have combined into five general product categories that are summarized below. The following chart sets forth the percentage of revenue contributed by each of the five product categories for our direct and retail businesses and in total in fiscal years 2006, 2005 and 2004.

	Direct			Retail			Total
	2006	2005	2004	2006	2005	2004	2006	2005	2004
Hunting Equipment	27.1%	26.4%	26.6%	35.6%	33.8%	32.2%	30.7%	29.1%	28.4%
Fishing & Marine	12.5%	12.5%	12.4%	16.7%	16.0%	16.2%	14.3%	13.8%	13.7%
Camping Equipment	14.8%	14.8%	14.3%	12.1%	12.0%	11.1%	13.7%	13.8%	13.2%
Clothing & Footwear	36.7%	37.4%	38.2%	29.1%	31.5%	34.2%	33.5%	35.2%	36.9%
Gifts & Furnishings	8.9%	8.9%	8.5%	6.5%	6.7%	6.3%	7.8%	8.1%	7.8%

     Hunting equipment. We provide equipment, accessories and consumable supplies for almost every type of hunting and sport shooting. Our hunting products are supported by services such as gun bore sighting, scope mounting and bow tuning to serve the complete needs of our customer. We also provide items necessary for the completion of any taxidermy project through Van Dyke’s Taxidermy.

     Fishing and marine equipment. We provide products for fresh water fishing, fly-fishing, salt water fishing and ice-fishing. In addition, our fishing and marine equipment offering features a wide selection of electronics, boats and accessories, canoes, kayaks and other floatation accessories.

     Camping equipment. We primarily focus on outdoor gear for the outdoor enthusiast, augmented with gear for family camping and the weekend hiker. In addition, we include all terrain vehicles (“ATVs”) as well as accessories for automobiles and ATVs in this general category.

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

     Cabela’s Branded Products. In addition to national brands, we offer our exclusive Cabela’s branded merchandise. We have a significant penetration of Cabela’s branded merchandise in casual apparel and footwear as well as in selected hard goods categories such as camping, fishing and optics. Where possible, we seek to protect our Cabela’s branded products by applying for trademark or patent protection for these products. Our Cabela’s branded products typically generate higher gross profit margins compared to our other branded products. In fiscal 2006, our Cabela’s branded merchandise accounted for approximately 37% of our merchandise revenue. By having an appropriate mix of Cabela’s branded and other branded merchandise, we strive to meet the expectations and needs of our customers and expand the recognition of the Cabela’s brand.

Marketing

     Our marketing strategy focuses on using our multi-channel model to build the strength and recognition of our brand by communicating our wide and distinctive offering of quality products to our customers and potential customers in a cost effective manner. Our largest marketing effort consists of distributing over 135 million catalogs annually in order to attract customers to our direct and retail businesses. We have also established our website to market our products to customers and potential customers who shop via the Internet. We use both our catalogs and our website to cross-market our destination retail stores. Our marketing strategy is designed to convey our outdoor lifestyle image, enhance our brand and emphasize our position in our target markets.

     In addition to the use of our catalogs and our website, we also use a combination of promotional events, traditional advertising and media programs as marketing tools. We sponsor numerous fishing tournaments; engage in promotional activities related to Professional Bull Riding, or “PBR,” as well as sponsoring Pheasants Forever, the National Wild Turkey Federation, Ducks Unlimited, Delta Waterfowl, the Rocky Mountain Elk Foundation and other conservation activities.

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

     We believe that we compete effectively with our competitors on the basis of our wide and distinctive merchandise selection and the superior customer service associated with the Cabela’s brand, as well as our commitment to understanding and providing merchandise that is relevant to our targeted customer base. We cater to the outdoor enthusiast and the casual customer, and believe we have an appealing store environment. We also believe that our multi-channel model enhances our ability to compete by allowing our customers to choose the most convenient sales channel. This model also allows us to reach a broader audience in existing and new markets and to continue to build on our nationally recognized Cabela’s brand.

Customer Service

     Since our founding in 1961, we have been deeply committed to serving our customers by selling high-quality products through sales associates that deliver excellent customer service and in-depth product knowledge. We strive to provide superior customer service at the time of sale and after the sale through our 100-percent money-back guarantee. Our customers can always access well-trained, knowledgeable associates to answer their product use and merchandise selection questions. We believe that our ability to establish and maintain long-term relationships with our customers and encourage repeat visits and purchases is due, in part, to the strength of our customer support and service operations.

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

     Our bank subsidiary is an FDIC-insured, special purpose, Nebraska state-chartered bank. Our bank’s charter is limited to issuing credit cards and selling brokered certificates of deposit of $100,000 or more and it does not accept demand deposits or make non-credit card loans. During fiscal 2006, we had an average of 853,187 active accounts with an average balance of $1,591. See Note 17 to our consolidated financial statements and our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for financial information regarding our financial services business.

     The Cabela’s CLUB Visa card loyalty program is a rewards-based credit card program, which we believe has increased brand loyalty among our customers and has helped reduce customer attrition in our merchandising businesses. Our rewards program is a simple loyalty program that allows customers to earn points whenever and wherever they use their credit card and then redeem earned points for products and services through our direct business or at our destination retail stores. Our rewards program is integrated into our store point of sale system which adds to the convenience of the rewards program as our employees can inform customers of their number of accumulated points when making purchases at our stores.

     Financial Services Marketing. We adhere to a low cost, efficient and tailored credit card marketing program that leverages the Cabela’s brand name. We market the Cabela’s CLUB Visa card through a number of channels, including inbound telemarketing, retail locations, catalogs and the Internet. Customer service representatives at our customer care centers offer the Cabela’s CLUB Visa card to qualifying customers. This card is marketed throughout our catalogs and offers are inserted in purchases when shipped to a customer. Our customers can apply for the Cabela’s CLUB Visa card at our destination retail stores through our instant credit process and, if approved, receive reward points available for use on merchandise purchases the same day.

     Underwriting and Credit Criteria. We underwrite high-quality credit customers and have historically maintained attractive credit statistics compared to industry averages. We adhere to strict credit policies and target consistent profitability in our financial services business. The scores of the Fair Isaac & Company, or FICO, are a widely-used tool for assessing a person’s credit rating. As of the end of fiscal 2006, our cardholders had a median FICO score of 785, which is well above industry averages. We had net charge-offs as a percent of total outstanding balances of approximately 1.86% in 2006, compared to a 2005 industry average of 5.62%, which we believe is due to our credit and operating practices.

     The table below illustrates the historically high credit quality of our managed credit card portfolio, presenting additional data on our credit card portfolio’s performance in 2006 and 2005 compared with 2005 industry averages.

As a Percentage of Managed Loans	2006	2005	Industry 2005(1)
Delinquencies	0.75%	0.67%	4.17%
Gross charge-offs	2.29%	2.54%	6.39%
Net charge-offs	1.86%	2.15%	5.62%
____________________

(1)	Source: 2005 data from The Nilson Report, February 2006; industry includes all Visa and MasterCard accounts. This report is not available for 2006 until March 2007.

     Third Party Card Programs. Our bank has issued co-branded Visa credit cards for fans of International Speedway Corp. and for customers of Woodworker’s Supply Inc., a retailer of tools for woodworking enthusiasts. These third party programs represented only 0.7% of the total net purchases made on our co-branded Visa cards issued by the bank in fiscal 2006. In addition, at the end of December 2006 they represented $17.3 million of credit card loans receivable, as currently our securitization program does not accept these co-branded third party receivables. In December 2006, we terminated the agreement with International Speedway Corp. and, subsequent to the end of 2006, converted those cardholders into Cabela’s CLUB Visa cardholders. We also expect to sell the Woodworker’s Supply Inc. portfolio in 2007. Neither of these transactions had nor will have a material impact on our financial position.

Distribution and Fulfillment

     We operate four distribution centers located in Sidney, Nebraska, Prairie du Chien, Wisconsin, Mitchell, South Dakota and Wheeling, West Virginia. These distribution centers comprise nearly 3,072,000 square feet of warehouse space and house our inventory. We ship merchandise to our direct customers via United Parcel Service and the United States Postal Service. We use common carriers and typically deliver inventory two to three times per week to our destination retail stores.

Management Information Systems

     Our management information and operational systems manage our direct, retail and financial services businesses. These systems are designed to process customer orders, track customer data and demographics, order, monitor and maintain sufficient amounts of inventory, facilitate vendor transactions and provide financial reporting. We continually evaluate, modify and update our information technology systems supporting the product pipeline, including our design, sourcing, merchandise planning, forecasting and purchase order, inventory, distribution, transportation and price management systems. We are making modifications to our technology that will involve updating or replacing certain systems with successor systems during the course of several years, including improvements to our customer relationship management system and improvements to our systems for multi-channel tracking and processing of inventory.

Employees

     As of January 27, 2007, we employed approximately 11,700 employees, approximately 6,300 of whom were employed full time. We use part-time and temporary workers to supplement our labor force at peak times during our third and fourth quarters. None of our employees are represented by a labor union or are parties to a collective bargaining agreement. We have not experienced any work stoppages and consider our relationship with our employees to be good.

Seasonality

     We experience seasonal fluctuations in our revenue and operating results. Due to buying patterns around the holidays and the opening of hunting seasons, our merchandise revenue is traditionally higher in the third and fourth fiscal quarters than in the first and second fiscal quarters, and we typically earn a disproportionate share of our operating income in the third and fourth fiscal quarters. See Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations--Quarterly Results of Operations for Fiscal Years 2006 and 2005 and Seasonal Influences.”

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

     There are various federal and Nebraska law regulations relating to minimum regulatory capital requirements and requirements concerning the payment of dividends from net profits or surplus, restrictions governing transactions between an insured depository institution and its affiliates, and general federal and Nebraska regulatory oversight to prevent unsafe or unsound practices. At the end of 2006, our bank subsidiary met the requirements for a “well capitalized” institution, the highest of the Federal Deposit Insurance Corporation Improvement Act’s (“FDICIA”) five capital ratio levels. A “well capitalized” classification should not necessarily be viewed as describing the condition or future prospects of a depository institution, including our bank subsidiary.

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

     The activities of our bank subsidiary as a consumer lender also are subject to regulation under the various federal laws, including the Truth-in-Lending Act, the Equal Credit Opportunity Act, the Fair Credit Reporting Act, the USA Patriot Act, the Fair and Accurate Credit Transactions Act of 2003, the Community Reinvestment Act, the Service members’ Civil Relief Act and the Gramm-Leach-Bliley Act (“GLB”), as well as various state laws. The Truth-in-Lending Act requires disclosure of the “finance charge” and the “annual percentage rate” and certain costs and terms of credit. The Equal Credit Opportunity Act prohibits discrimination against an applicant for credit because of age, sex, marital status, religion, race, color, national origin or receipt of public assistance. The Fair Credit Reporting Act establishes procedures for correcting mistakes in a person’s credit record and generally requires that the records be kept confidential. The USA Patriot Act, among other things, regulates money laundering and prohibits structuring financial transactions to evade reporting requirements. The Community Reinvestment Act requires federal agencies to encourage depository financial institutions to help meet the credit needs of their communities. The Service members’ Civil Relief Act provides for temporary suspension of legal proceedings and financial transactions that may adversely affect the civil rights of service members during military service. We spend significant amounts of time ensuring we are in compliance with these laws and work with our service providers to ensure that actions they take in connection with services they perform for us are in compliance with these laws. Depending on the underlying issue and applicable law, regulators are often authorized to impose penalties for violations of these statutes and, in some cases, to order our bank subsidiary to compensate injured borrowers. Borrowers may also have a private right of action to bring actions for some violations. Federal bankruptcy and state debtor relief and collection laws also affect the ability of our bank subsidiary to collect outstanding balances owed by borrowers. The GLB Act requires our bank subsidiary to disclose its privacy policy to customers and consumers, and requires that such customers and consumers be given a choice (through an opt-out notice) to forbid the sharing of non-public personal information about them with non-affiliated third persons. We have a written Privacy Notice posted on our website which is delivered to each of our customers when the customer relationships begin, and annually thereafter, in compliance with the GLB Act.

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

     Our direct business is subject to the Mail or Telephone Order Merchandise Rule and related regulations promulgated by the Federal Trade Commission, or FTC, which affect our catalog mail order operations. FTC regulations, in general, govern the solicitation of orders, the information provided to prospective customers and the timeliness of shipments and refunds. In addition, the FTC has established guidelines for advertising and labeling many of the products we sell.

Intellectual Property

     Cabela’s®, Cabela’s CLUB®, Cabelas.com®, World’s Foremost Outfitter®, World’s Foremost Bank®, Bargain Cave®, Dunn’s®, Van Dyke’s®, Wild Wings® and Herters® are among our registered service marks or trademarks with the United States Patent and Trademark Office. We have numerous pending applications for trademarks. In addition, we own several other registered and unregistered trademarks and service marks involving advertising slogans and other names and phrases used in our business. We own certain patents associated with various products. We also own trade secrets, domain names and copyrights, which have been registered for each of our catalogs.

     We believe that our trademarks are valid and valuable and intend to maintain our trademarks and any related registrations. We do not know of any material pending claims of infringement or other challenges to our right to use our marks in the United States or elsewhere. We have no franchises or other concessions which are material to our operations.

Available Information

     Our website address is www.cabelas.com. There we make available, free of charge, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports, as soon as reasonably practicable after we electronically file such material with or furnish it to the Securities and Exchange Commission (“SEC”). Our SEC reports can be accessed through the investor relations section of our website. The information on our website, whether currently posted or in the future, is not part of this or any other report we file with or furnish to the SEC.

ITEM 1A. RISK FACTORS

Risk Factors

Risks Related to Our Merchandising Business

     If we cannot successfully implement our destination retail store expansion strategy, our growth and profitability would be adversely impacted.

     Since January 1, 1998, we have increased the number of our destination retail stores from two, totaling 124,000 square feet, to 18, totaling 2.7 million square feet. We currently plan to open eight additional destination retail stores by the end of 2007. We continue to actively seek additional locations to open new destination retail stores. Our ability to open new destination retail stores in a timely manner and operate them profitably depends on a number of factors, many of which are beyond our control, including:

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

  our ability to secure required governmental permits and approvals;

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

  our ability to properly assess operational and regulatory challenges involved in opening and successfully operating destination retail stores in Canada;

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

     During fiscal 2006, our direct business accounted for 57.0% of the total revenue in our direct and retail businesses. Our direct business is subject to a number of risks and uncertainties, some of which are beyond our control, including the following:

  our inability to properly adjust the fixed costs of a catalog mailing to reflect subsequent sales of the products marketed in the catalog;

  lower and less predictable response rates for catalogs sent to prospective customers;

  increases in U.S. Postal Service rates, paper costs and printing costs resulting in higher catalog production costs and lower profits for our direct business;

  failures to properly design, print and mail our catalogs in a timely manner;

  failures to introduce new catalog titles;

  failures to timely fill customer orders;

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

  breaches of Internet security; and

  failures in our Internet infrastructure or the failure of systems of third parties, such as telephone or electric power service, resulting in website downtime, customer care center closures or other problems.

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

     If we fail to maintain the strength and value of our brand, our revenue is likely to decline.

     Our success depends on the value and strength of the Cabela’s brand. The Cabela’s name is integral to our business as well as to the implementation of our strategies for expanding our business. Maintaining, promoting and positioning our brand will depend largely on the success of our marketing and merchandising efforts and our ability to provide high quality merchandise and a consistent, high quality customer experience. Our brand could be adversely affected if we fail to achieve these objectives or if our public image or reputation were to be tarnished by negative publicity. Any of these events could result in decreases in revenue.

     We are implementing substantial systems changes in support of our direct business and destination retail store expansion that might disrupt our supply chain operations.

     Our success depends on our ability to source merchandise efficiently through appropriate management information and operational systems and procedures. We regularly evaluate our information technology systems and are implementing modifications to our technology that will involve updating or replacing our systems with successor systems during the course of several years, including changes to our merchandising systems and improvements to our customer relationship management system. There are inherent risks associated with replacing or modifying these systems, including supply chain disruptions that could affect our ability to deliver products to our stores and our customers in an efficient manner. In addition, in updating and replacing our systems, we may be unable to accurately capture and transfer data. We may be unable to successfully launch these new systems, the launch of these new systems could result in supply chain disruptions or the actual cost may exceed the estimated cost of these new systems, any of which could have an adverse effect on our financial condition and results of operations. Additionally, there is no assurance that successfully implemented new systems will deliver value to us.

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

  telephone companies to provide telephone service to our in-house customer care centers;

  communications providers to provide our Internet users with access to our website and a website hosting service provider to host and manage our website; and

  software providers to provide software and related services to run our operating systems for our direct and retail businesses.

      Any disruption in these services could have a negative impact on our ability to market and sell our products, and serve our customers. Our ten largest vendors collectively represented 17.1% of our total purchases in fiscal 2006. If we are unable to acquire suitable merchandise or lose one or more key vendors, we may not be able to offer products that are important to our merchandise assortment. We also are subject to risks, such as the unavailability of raw materials, labor disputes, union organizing activity, strikes, inclement weather, natural disasters, war and terrorism, and adverse general economic and political conditions that might limit our vendors’ ability to provide us with quality merchandise on a timely basis. We have no contractual arrangements providing for continued supply from our key vendors and our vendors may discontinue selling to us at any time. We may not be able to develop relationships with new vendors, and products from alternative sources, if any, may be of a lesser quality and more expensive than those we currently purchase. Any delay or failure in offering products to our customers could have an adverse impact on our revenue and profitability. In addition, if the cost of fuel rises, the cost to deliver merchandise to the customers of our direct business and from our distribution centers to our destination retail stores may rise which could have an adverse impact on our profitability.

     Political and economic uncertainty and unrest in foreign countries where our vendors are located could adversely affect our operating results.

     In fiscal 2006, approximately 58.2% of our merchandise was obtained directly from vendors located in foreign countries, with approximately 41.9% of our merchandise being obtained from vendors located in China, Mexico, Taiwan, Japan and Viet Nam. In addition, we believe that a significant portion of our other vendors obtain their products from foreign countries that may also be subject to political and economic uncertainty. We are subject to risks and uncertainties associated with changing economic and political conditions in foreign countries where our vendors are located, such as:

  increased import duties, tariffs, trade restrictions and quotas;

  work stoppages;

  economic uncertainties (including inflation);

  adverse foreign government regulations;

  wars, fears of war and terrorist attacks and organizing activities;

  adverse fluctuations of foreign currencies; and

  political unrest.

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

     Our ability to source our merchandise profitably or at all could be hurt if new trade restrictions are imposed or existing trade restrictions become more burdensome.

     Trade restrictions, including increased tariffs, safeguards or quotas, on apparel and accessories could increase the cost or reduce the supply of merchandise available to us. Under the World Trade Organization (“WTO”) Agreement, effective January 1, 2005, the United States and other WTO member countries removed quotas on goods from WTO members, which in certain instances affords us greater flexibility in importing textile and apparel products from WTO countries from which we source our merchandise. However, as the removal of quotas resulted in an import surge from China, the United States in May 2005 imposed safeguard quotas on seven categories of goods and apparel imported from China. Effective January 1, 2006, the United States imposed quotas on approximately twelve categories of goods and apparel from China, and may impose additional quotas in the future. These and other trade restrictions could have a significant impact on our sourcing patterns in the future. Trade restrictions, including increased tariffs or quotas, embargoes, safeguards and customs restrictions against apparel items, as well as U.S. or foreign labor strikes, work stoppages or boycotts could increase the cost or reduce the supply of merchandise available to us or may require us to modify our current business practices, any of which could hurt our profitability.

     Due to the seasonality of our business, our annual operating results would be adversely affected if our revenue during the third and fourth fiscal quarters were substantially below expectations.

     We experience seasonal fluctuations in our revenue and operating results. Historically, we have realized a significant portion of our revenue and substantially all of our earnings for the year during the third and fourth fiscal quarters, with a majority of the revenue and earnings for these quarters realized in the fourth fiscal quarter. In fiscal 2006, we generated 23.8% and 37.8% of our revenue, and 17.5% and 62.2% of our net income, in the third and fourth fiscal quarters, respectively. We incur significant additional expenses in the third and fourth fiscal quarters due to higher customer purchase volumes and increased staffing. If we miscalculate the demand for our products generally or for our product mix during these two quarters, our revenue could decline, which would harm our financial performance. In addition, abnormally warm weather conditions during the third and fourth fiscal quarters can reduce sales of many of the products normally sold during this time period and inclement weather can reduce store traffic or cause us to temporarily close stores causing a reduction in revenue. Because a substantial portion of our operating income is derived from our third and fourth fiscal quarter revenue, a shortfall in expected third and fourth fiscal quarter revenue would cause our annual operating results to suffer significantly.

     A decline in discretionary consumer spending could reduce our revenue.

     Our revenue depends on discretionary consumer spending, which may decrease due to a variety of factors beyond our control, including:

  unfavorable general business conditions;

  increases in interest rates;

  increases in inflation;

  wars, fears of war and terrorist attacks and organizing activities;

  increases in consumer debt levels and decreases in the availability of consumer credit;

  adverse or unseasonable weather conditions or events;

  increases in gasoline prices reducing the willingness to travel to our destination retail stores;

  adverse changes in applicable laws and regulations;

  increases in taxation;

  adverse unemployment trends; and

  other factors that adversely influence consumer confidence and spending.

     Our customers’ purchases of discretionary items, including our products, could decline during periods when disposable income is lower or periods of actual or perceived unfavorable economic conditions. If this occurs, our revenue would decline.

     If we lose key management or are unable to attract and retain the talent required for our business, our operating results could suffer.

     Our future success depends to a significant degree on the skills, experience and efforts of Dennis Highby, our President and Chief Executive Officer, and other key personnel including our senior executive management and merchandising teams. With the exception of our Chairman, Richard N. Cabela, and our Vice Chairman, James

W. Cabela, none of our senior management or directors has employment agreements other than our Management Change of Control Severance Agreements. We do not carry key-man life insurance on any of our executives or key management personnel. In addition, our corporate headquarters is located in a sparsely populated rural area which may make it difficult to attract and retain qualified individuals for key management positions. The loss of the services of any of these individuals or the inability to attract and retain qualified individuals for our key management positions could cause our operating results to suffer.

     Our business depends on our ability to meet our labor needs, and if we are unable to do so, our destination retail store expansion strategy may be delayed and our revenue growth may suffer.

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

     Many states have attempted to require that out-of-state direct marketers, whose only contacts with the state are solicitations and delivery to their residents of products purchased through the mail or the Internet, collect use taxes on the sale of these products. In addition, a private litigant, purportedly on behalf of various states, has initiated litigation against several out-of-state direct marketers alleging that the failure to collect and remit use tax violates various state false claims laws. The U.S. Supreme Court has held that states, absent congressional legislation, may not impose tax collection obligations on out-of-state direct marketers unless the out-of-state direct marketer has nexus with the state. Nexus generally is created by the physical presence of the direct marketer, its agents or its property within the state. Our use tax collection policy for our direct business is to collect and remit use tax in states where our direct business has established nexus. Prior to the opening of a destination retail store, we have historically sought a private letter ruling from the state in which the store will be located as to whether our direct business will have nexus with that state as a result of the store opening. Some states have enacted legislation that requires use tax collection by direct marketers with no physical presence in that state. In some instances, the legislation assumes nexus exists because of the physical presence of an affiliated entity engaged in the same line of business. We have received a use tax assessment from a state. In addition, a competitor has commenced an action against us in another state, alleging that our failure to collect and remit use tax in certain states constitutes unfair competition. We presently intend to vigorously contest the assessment and the action, but we may not prevail. If we do not prevail, we could be held liable for use taxes on prior direct business sales which could be substantial.

     Our destination retail store expansion strategy may result in our direct business establishing nexus with additional states which may cause our direct business to pay additional income and use taxes and have an adverse effect on the profitability and cash flows of our direct business.

     As we open destination retail stores in additional states, the relationship between the retail stores and the direct business may be deemed by state tax authorities to create nexus for state income and use taxation of our direct business in these states. In addition, our direct business may establish or be deemed to have established nexus in states where we have previously opened destination retail stores and in states where competitors have not established nexus. The establishment of nexus and imposition of use taxes by states on sales of our direct business could:

  create administrative burdens for us;

  increase the tax collection and payment obligations of our direct business;

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

     Our success depends upon our ability to successfully manage our inventory and to anticipate and respond to merchandise trends and customer demands in a timely manner. We cannot predict consumer preferences with certainty and they may change over time. We usually must order merchandise well in advance of the applicable selling season. The extended lead times for many of our purchases may make it difficult for us to respond rapidly to new or changing product trends or changes in prices. If we misjudge either the market for our merchandise or our customers’ purchasing habits, our revenue may decline significantly and we may not have sufficient quantities of merchandise to satisfy customer demand or we may be required to mark down excess inventory, either of which would result in lower profit margins. In addition, as we implement our destination retail store expansion strategy, we will need to construct additional distribution centers or expand the size of our existing distribution centers to support our growing number of destination retail stores. If we are unable to find suitable locations for new distribution centers or to timely integrate new or expanded distribution centers into our inventory control process, we may not be able to deliver inventory to our destination retail stores in a timely manner, which could have an adverse effect on the revenue and cash flows of our retail business.

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

     The economic development packages which we have received in connection with the construction of our current stores have, in some instances, contained forfeiture provisions and other remedies in the event we do not fully comply with the terms of the economic development agreements. Among the terms which could trigger these remedies are the failure to maintain certain employment and wage levels, failure to timely open and operate a destination retail store and failure to develop property adjacent to a destination retail store. As of the end of fiscal 2006, the total amount of grant funding subject to repayment pursuant to a specific contractual remedy was $14.4 million. Other remedies that have been included in some economic development agreements are loss of priority to tax payments supporting the repayment of bonds held by us. Where specific remedies are not set forth, the local governments would be entitled to pursue general contract remedies. A default by us under these economic development agreements could have an adverse effect on our cash flows and profitability.

     We may incur costs from litigation or increased regulation relating to products that we sell, particularly tree stands and firearms, which could adversely affect our revenue and profitability.

     We may incur damages due to lawsuits relating to products we sell. We are currently a defendant in eight product liability lawsuits, including five lawsuits relating to tree stands. Tree stands are seating platforms used by hunters to elevate themselves in a tree. In addition, sales of firearms and ammunition represented approximately 6.6% of our merchandise revenue during fiscal 2006. We may incur losses due to lawsuits, including potential class actions, relating to our performance of background checks on firearms purchases and compliance with other sales laws as mandated by state and federal law. We may also incur losses from lawsuits relating to the improper use of firearms or ammunition sold by us, including lawsuits by municipalities or other organizations attempting to recover costs from manufacturers and retailers of firearms and ammunition. Our insurance coverage and the insurance provided by our vendors for certain products they sell to us may be inadequate to cover claims and liabilities related to products that we sell. In addition, claims or lawsuits related to products that we sell or the unavailability of insurance for product liability claims, could result in the elimination of these products from our product line reducing revenue. If one or more successful claims against us are not covered by or exceed our insurance coverage, or if insurance coverage is no longer available, our available working capital may be impaired and our operating results could be adversely affected. Even unsuccessful claims could result in the expenditure of funds and management time and could have a negative impact on our profitability and on future premiums we would be required to pay on our insurance policies.

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

  laws and regulations governing hunting and fishing;

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

     We may from time to time acquire businesses which we believe to be complementary to our business. Acquisitions may result in difficulties in assimilating acquired companies and may result in the diversion of our capital and our management’s attention from other business issues and opportunities. We may not be able to successfully integrate operations that we acquire, including their personnel, financial systems, distribution, operations and general operating procedures. If we fail to successfully integrate acquisitions, we could experience increased costs associated with operating inefficiencies, which could have an adverse effect on our profitability.

Risks Related to Our Financial Services Business

     We may experience limited availability of financing or variation in funding costs for our financial services business, which could limit growth of the business and decrease our profitability.

     Our financial services business requires a significant amount of cash to operate. These cash requirements will increase if our credit card originations increase or if our cardholders’ balances or spending increase. Historically, we have relied upon external financing sources to fund these operations, and we intend to continue to access external sources to fund our growth. A number of factors such as our financial results, changes within our organization, disruptions in the capital markets, our corporate and regulatory structure, interest rate fluctuations, general economic conditions and accounting and regulatory changes and relations could make such financing more difficult or impossible to obtain or more expensive.

     We have been, and will continue to be, particularly reliant on funding from securitization transactions for our financial services business. Securitization funding sources include both a commercial paper conduit facility and fixed and floating rate term securitizations. Our commercial paper conduit facility renews annually in July. A failure to renew this facility, to resecuritize the term securitizations as they mature or to add additional term securitizations and commercial paper conduits on favorable terms as it becomes necessary could increase our financing costs and potentially limit our ability to grow our financial services business. Unfavorable conditions in the asset-backed securities markets generally, including the unavailability of commercial bank liquidity support or credit enhancements, such as financial guaranty insurance, could have a similar effect.

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

     Our bank subsidiary must satisfy the capital maintenance requirements of government regulators and its agreement with Visa U.S.A., Inc., or Visa. A variety of factors could cause the capital requirements of our bank subsidiary to exceed our ability to generate capital internally or from third party sources. For example, government regulators or Visa could unilaterally increase their minimum capital requirements. Also, we have significant potential obligations in the form of the unused credit lines of our cardholders. As of the end of fiscal 2006, these unfunded amounts were approximately $9.5 billion. Draws on these lines of credit could materially exceed predicted line usage. In addition, the occurrence of certain events, such as significant defaults in payment of securitized loans or failure to comply with the terms of securitization covenants, may cause previously completed securitization transactions to amortize earlier than scheduled or be reclassified as a liability for financial accounting purposes, both of which would have a significant effect on our ability to meet the capital maintenance requirements of our bank subsidiary, as affected off-balance sheet loans would immediately be recorded on our consolidated balance sheet and would be subject to regulatory capital requirements. If any of these factors occur, we may have to contribute capital to our bank subsidiary, which may require us to raise additional debt or equity capital and/or divert capital from our direct and retail businesses, which in turn could significantly alter our destination retail store expansion strategy.

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

     Economic downturns and social and other factors could cause our credit card charge-offs and delinquencies to increase, or credit card balances to decrease, which would decrease our profitability.

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

     Our financial services business faces the risk of a complex and changing regulatory and legal environment.

     Our financial services business operates in a heavily regulated industry and is therefore subject to a wide array of banking and consumer lending laws and regulations. Failure to comply with these laws and regulations could result in financial, structural and operational penalties being imposed. In addition, as a Visa member bank, our bank subsidiary must comply with rules and regulations imposed by Visa. For example, our bank subsidiary could be fined by Visa for failing to comply with Visa’s data security standards.

     Changes in interest rates could have a negative impact on our earnings.

     In connection with our financial services business, we borrow money from institutions and accept funds by issuing certificates of deposit, which we then lend to cardholders. We earn interest on the cardholders’ account balances, and pay interest on the certificates of deposit and borrowings we use to fund those loans. Changes in these two interest rates affect the value of the assets and liabilities of our financial services business. If the rate of interest we pay on borrowings increases more (or more rapidly) than the rate of interest we earn on loans, our net interest income, and therefore our earnings, could fall. Our earnings could also be adversely affected if the rates on our credit card account balances fall more quickly than those on our borrowings. In addition, as of the end of fiscal 2006, approximately 36.4% of our cardholders did not maintain balances on their credit card accounts. We do not earn any interest from these accounts but do earn other fees from these accounts such as Visa interchange fees. In the event interest rates rise, the spread between the interest rate we pay on our borrowings and the fees we earn from these accounts may change and our profitability may be adversely affected.

     Credit card industry litigation could adversely impact the amount of revenue generated by our financial services business.

     Our financial services business faces possible risk from the outcomes of certain credit card industry litigation. For example, a number of entities, each purporting to represent a class of retail merchants, have sued Visa and several member banks, and other credit card associations, alleging, among other things, that Visa and its member banks have violated U.S. antitrust laws by conspiring to fix the level of interchange fees. To date, we have not been named as a defendant in any credit card industry lawsuits. If the interchange fees that are charged to merchants are reduced as a result of the interchange lawsuits or if the credit card industry is adversely affected by other credit card industry litigation, the financial condition and results of operations of our financial services business may be negatively impacted.

     Fluctuations in the value of our interests in our securitizations relating to our financial services business may adversely affect our earnings.

     In connection with our securitizations relating to our financial services business, we retain certain interests in the assets included in the securitization. These interests are carried on our consolidated financial statements and include our retained interest, or a “transferor’s interest,” in the securitized loans; an “interest-only strip,” which represents our right to receive excess cash available after repayment of all amounts due to the investors; servicing rights; and in some cases cash reserve accounts and Class B securities which are subordinate to the investors’ certificates and notes. The value of these retained interests depends upon income earned on these interests which is affected by many factors not within our control, including the performance of the securitized loans, interest paid to the holders of securitization securities, credit losses and transaction expenses. The value of our interests in the securitizations will vary over time as the amount of loans in the securitized pool and the performance of those loans fluctuate. The performance of the loans included in our securitizations is subject to the same risks and uncertainties that affect the loans that we have not securitized, including, among others, increased delinquencies and credit losses, economic downturns and social factors, interest rate fluctuations, changes in government policies and regulations, competition, expenses, dependence upon third-party vendors, fluctuations in accounts and account balances, and industry risks.

ITEM 1B. UNRESOLVED STAFF COMMENTS

     None.

ITEM 2. PROPERTIES

     In addition to our destination retail stores listed below, we also operate a corporate headquarters, administrative offices, four distribution centers, a merchandise return center, five customer care centers and a taxidermy manufacturing facility. The following table provides information regarding the general location, use and approximate size of our non-retail principal properties:

		Total	Segment That
Property	Location	Square Feet	Uses Property
Corporate Headquarters and Customer Care Center	Sidney, NE	294,000	Other, Retail, Direct and
			Financial Services
Administrative Offices	Sidney, NE	28,000	Other
Distribution Center	Sidney, NE	752,000	Other
Distribution Center	Prairie du Chien, WI	1,071,000	Other
Distribution Center	Mitchell, SD	84,000	Direct
Merchandise Return Center	Oshkosh, NE	52,000	Other
Customer Care Center	North Platte, NE	12,000	Direct
Administrative Offices and Customer Care Center	Kearney, NE	151,000	Direct
Customer Care Center	Grand Island, NE(1)	12,000	Direct
Customer Care Center and Administrative Offices	Lincoln, NE	76,000	Direct, Financial
			Services and Other
Manufacturing and Administrative Offices	Woonsocket, SD	145,000	Direct
Distribution Center	Wheeling, WV(1)	1,165,000	Other
____________________

(1)	We own all of these properties except the Grand Island, Nebraska customer care center and Wheeling, West Virginia distribution center, which we lease.

     We own all of our destination retail stores except Boise, Idaho which is leased. Also, in connection with some of the economic development packages received from state or local governments where our stores are located, we have entered into agreements granting ownership of the taxidermy, diorama, or other portions of our stores to these state and local governments. The following table shows the location, opening date, and approximate total square footage of our destination retail stores used in our retail segment:

		Total Square
Location	Opening Date	Footage
Kearney, NE	October, 1987	35,000
Sidney, NE	July, 1991	104,000
Owatonna, MN	March, 1998	159,000
Prairie Du Chien, WI	September, 1998	53,000
East Grand Forks, MN	September, 1999	59,000
Dundee, MI	March, 2000	228,000
Mitchell, SD	August, 2000	84,000
Kansas City, KS	August, 2002	186,000
Hamburg, PA	September, 2003	247,000
Wheeling, WV	August, 2004	176,000
Fort Worth, TX	May, 2005	234,000
Buda, TX	June, 2005	192,000
Lehi, UT	August, 2005	170,000
Rogers, MN	October, 2005	185,000
Glendale, AZ	July, 2006	166,000
Boise, ID	August, 2006	132,000
Richfield, WI	September, 2006	166,000
LaVista, NE	October, 2006	129,000

     At the end of fiscal 2006, the total net book value of our property and equipment was $600.1 million. As of December 30, 2006, we believe that our properties and equipment are suitable for their intended use.

ITEM 3. LEGAL PROCEEDINGS

     We are party to certain lawsuits in the ordinary course of our business. The subject matter of these proceedings primarily include commercial disputes, employment issues and product liability lawsuits, including the product liability lawsuits regarding tree stands described on page 18. We do not believe that the ultimate dispositions of these proceedings, individually or in the aggregate, will have a material adverse effect on our consolidated financial position, results of operations or liquidity.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the fourth quarter of fiscal 2006.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Price Range of Common Stock

     We have common stock and non-voting common stock. Our common stock began trading on June 25, 2004 on the New York Stock Exchange (“NYSE”) under the symbol “CAB”. Prior to that date, there was no public market for our common stock. Our non-voting common stock is not listed on any exchange and not traded over the counter. As of February 19, 2007 there were 935 holders of record of our common stock and seven holders of record of our non-voting common stock. This does not include persons who hold our common stock in nominee or “street name” accounts through brokers or banks.

     The following table sets forth, for the periods indicated, the high and low sales prices per share of our common stock as reported on the NYSE:

	Fiscal 2006		Fiscal 2005
	High	Low	High	Low
First Quarter	$21.19	$16.06	$23.41	$20.15
Second Quarter	$20.78	$16.73	$22.90	$18.56
Third Quarter	$22.25	$16.79	$23.09	$18.00
Fourth Quarter	$26.00	$21.04	$18.75	$15.34

Stock Performance Graph

     The following stock performance graph and table show Cabela’s cumulative total shareholder return on a quarterly basis since the beginning of our first full fiscal quarter following the date of our initial public offering. The graph also shows the cumulative total returns of the S&P 500 Retailing Index and the S&P 500 Index. The graph assumes that $100 was invested on July 2, 2004.

Market closing price at closest date to end of Cabela’s fiscal quarter:

	July 2,	Oct. 1,	Dec. 31,	Apr. 1,	July 1,	Sept. 30,	Dec. 30,	Mar. 31,	June 30,	Sept. 29,	Dec. 29,
	2004	2004	2004	2005	2005	2005	2005	2006	2006	2006	2006
Cabela’s Inc.	$100.00	$87.77	$84.54	$ $ 76.06	$78.44	$68.29	$61.71	$76.28	$71.60	$80.78	$89.70
S&P 500
Retailing Index	100.00	103.61	116.56	106.98	111.36	110.56	115.17	119.49	113.91	118.77	125.95
S&P 500 Index	100.00	100.54	107.69	104.22	106.14	109.19	110.92	115.06	112.87	118.70	126.03

Dividend Policy

     We have never declared or paid any cash dividends on our common stock and do not anticipate paying any cash dividends on our common stock in the foreseeable future. In addition, our revolving credit facility and our senior notes restrict our ability to pay dividends to our stockholders based upon our prior year’s consolidated EBITDA and our consolidated net worth, respectively. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Credit Facilities and Other Indebtedness” regarding dividend restrictions and defining EBITDA.

Equity Compensation Plans

      For information on securities authorized for issuance under our equity compensation plans, see “Item 12 – Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

ITEM 6. SELECTED FINANCIAL DATA

     You should read the selected historical consolidated financial and other data set forth below in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our audited consolidated financial statements and the related notes included elsewhere in this report. In the opinion of management, the audited consolidated financial statements reflect all adjustments which are necessary to summarize fairly our financial position and our results of operations and cash flows for the periods presented. We have derived the historical consolidated statement of operations data for our fiscal years 2006, 2005 and 2004 and the historical consolidated balance sheet data as of the end of our fiscal years 2006 and 2005 from our audited consolidated financial statements included elsewhere in this report. We have derived the historical consolidated statement of operations data for our fiscal years 2003 and 2002 and the historical consolidated balance sheet data as of the end of our fiscal years 2004, 2003 and 2002 from our audited historical consolidated financial statements that are not included in this report. The historical results presented below are not necessarily indicative of the results to be expected for any future period.

	Fiscal Year (1)
(Dollars in Thousands Except Earnings per
Share and Average Sales per Gross Square Foot)	2006	2005	2004	2003	2002
Statement of Operations Data:
Revenue:
Direct revenue	$1,088,480	$1,044,167	$976,157	$928,949	$871,553
Retail revenue	820,321	620,105	498,258	407,961	305,486
Financial services revenue	137,423	105,831	69,060	49,823	40,699
Other revenue (2)	17,300	29,558	12,499	5,690	6,843
Total revenue	2,063,524	1,799,661	1,555,974	1,392,423	1,224,581
Cost of revenue	1,204,399	1,064,322	925,665	827,528	735,445

Selling, general and administrative expenses	715,380	620,376	533,094	479,964	413,135
Operating income	143,745	114,963	97,215	84,931	76,001
Interest income	1,821	672	601	408	443
Interest expense	(17,947)	(10,928)	(8,178)	(11,158)	(8,413)
Other income (3)	9,637	10,663	10,443	5,612	4,708
Income before provision for income taxes	137,256	115,370	100,081	79,793	72,739
Provision for income taxes	51,471	42,801	35,085	28,402	25,817
Net income available to common
stockholders	$85,785	$72,569	$64,996	$51,391	$46,922

Basic earnings per share	$1.32	$1.12	$1.06	$0.99	$0.94
Diluted earnings per share	$1.29	$1.10	$1.03	$0.93	$0.88
Weighted average basic shares
outstanding (000’s)	65,221	64,669	61,277	52,060	49,899
Weighted average diluted shares
outstanding (000’s)	66,644	66,268	63,277	55,307	53,400

Selected Balance Sheet Data (as of end of period):
Cash and cash equivalents (4)	$172,903	$86,923	$123,934	$112,656	$135,761
Short-term investments	—	—	124,250	79,925	42,875
Working capital	335,387	145,559	274,746	228,580	188,229
Total assets	1,751,230	1,366,280	1,228,231	963,553	834,968
Total debt	317,873	119,826	148,152	142,651	161,452
Total stockholders’ equity	733,858	639,853	566,354	372,515	259,530

Selected Cash Flow Data:
Net cash flows from operating activities	54,957	72,564	46,659	63,253	54,797
Net cash flows from investing activities	(144,696)	(80,617)	(171,136)	(126,785)	(126,490)
Net cash flows from financing activities	175,719	(28,958)	135,755	40,427	97,699

	Fiscal Year (1)
(Dollars in Thousands Except Earnings per
Share and Average Sales per Gross Square Foot)	2006	2005	2004	2003	2002
Other Data:
Number of catalogs mailed (000’s)	135,326	121,606	120,383	103,976	96,723
Number of destination retail stores
(at end of period)	18	14	10	9	8
Total gross square footage
(at end of the period)	2,705,377	2,097,840	1,317,060	1,140,709	893,810
Average sales per gross square foot (5)	$348	$367	$399	$389	$384
Comparable store sales growth (6)	1.3%	(6.2)%	(0.8)%	0.6%	3.7%
Depreciation and amortization	$45,559	$34,912	$29,843	$26,715	$23,539
Capital expenditures	179,238	194,659	52,568	72,972	53,387
Purchases of marketable securities (7)	23,397	65,077	74,492	18,201	32,821
EBITDA (8)	198,941	160,538	137,501	117,258	104,248
EBITDA margin (9)	9.6%	8.9%	8.8%	8.4%	8.5%
____________________

(1)	Our fiscal years are based on the 52-53 week period ending on the Saturday closest to December 31. Our fiscal years 2006, 2005, 2004 and 2002 consisted of 52 weeks and our fiscal year 2003 consisted of 53 weeks.

(2)	Other revenue consists primarily of revenue from our real estate and travel businesses.

(3)	Other income consists primarily of interest earned on economic development bonds, gains on sales of marketable securities and equity in undistributed net earnings (losses) of equity method investees.

(4)	At fiscal years ended 2006, 2005, 2004, 2003 and 2002, cash and cash equivalents at World’s Foremost Bank were $52.8 million, $80.6 million, $58.1 million, $77.2 million and $35.0 million, respectively, which is included in our consolidated cash and cash equivalents. Due to regulatory restrictions, our ability to use this cash for non-banking operations, including for working capital for our direct or retail businesses or for destination retail store expansion, may be limited. See “Management’s Discussion and Analysis of Financial Condition and Results of Operation – Bank Dividend Limitations and Minimum Capital Requirements” for additional information.

(5)	Average sales per gross square foot includes sales and square footage of stores that are open at the beginning of the period and at the end of the period.

(6)	A store is included in our comparable store sales base the first day of the month following the fifteen month anniversary of its opening or expansion by greater than 25% of total square footage. The percentages shown are based on a 52 to 52 week comparison.

(7)	This amount consists primarily of purchases of economic development bonds, the proceeds of which are used to construct our destination retail stores and related infrastructure. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Retail Store Expansion” for additional information.

(8)	When we use the term “EBITDA,” we are referring to net income minus interest income, plus (i) interest expense, (ii) income taxes and (iii) depreciation and amortization, all as presented in the consolidated statements of income. Interest income and interest expense of WFB are not adjusted in calculating EBITDA as these amounts are included in financial services revenue in the consolidated statements of income. We present EBITDA because we consider it an important supplemental measure of our performance. We also use EBITDA to determine our compliance with some of the covenants under our revolving credit facility.

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

     Because of these limitations, EBITDA should not be considered as a measure of discretionary cash available to us to invest in the growth of our business and we rely primarily on our generally accepted accounting principles results and use EBITDA only supplementally.

     The following table reconciles EBITDA to net income:

	Fiscal Year (1)
	2006	2005	2004	2003	2002
			(In Thousands)
Net income	$85,785	$72,569	$64,996	$51,391	$46,922
Deprecation and amortization	45,559	34,912	29,843	26,715	23,539
Interest income	(1,821)	(672)	(601)	(408)	(443)
Interest expense	17,947	10,928	8,178	11,158	8,413
Income taxes	51,471	42,801	35,085	28,402	25,817
EBITDA	$198,941	$160,538	$137,501	$117,258	$104,248

(9)	EBITDA margin is defined as our consolidated EBITDA as a percentage of our consolidated revenue.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

     We are the world’s largest direct marketer, and a leading specialty retailer, of hunting, fishing, camping and related outdoor merchandise. We serve people who enjoy the outdoor lifestyle through our well-established direct business and our growing number of destination retail stores. Additionally, we benefit from our credit card operation that strategically supports our merchandising business by reinforcing our brand and increasing customer loyalty. To best reflect our operations, we organize the reporting of our business into the following segments:

  Direct, which consists of our catalogs and website;

  Retail, which consists of our destination retail stores;

  Financial Services, which consists of our credit card business managed and administered by our wholly-owned bank subsidiary, World’s Foremost Bank; and

  Other, which consists of aggregated non-merchandising outfitter services, our real estate land sales and corporate and other expenses.

     In the following discussion, where we refer to our “merchandising business” we mean our Direct and Retail segment operations, collectively. Where we make reference to our “bank,” we are referring to the operations of our Financial Services segment.

     We had significant increases in revenue, net income and earnings per share in fiscal 2006 compared to fiscal 2005. Total revenue increased $263.9 million, or 14.7%, to $2.06 billion; net income increased 18.2% to $85.8 million; and diluted earnings per share increased 17.3% to $1.29 per diluted share. Revenue from our three main business segments increased in fiscal 2006 compared to fiscal 2005. Direct revenue increased 4.2% to $1.09 billion; Retail revenue increased 32.3% to $820.3 million, with a comparable store sales increase of 1.3%; and Financial Services revenue increased $31.6 million, or 29.9%, to $137.4 million.

Accomplishments in Fiscal 2006

     During fiscal 2006, we focused our efforts on expanding our merchandising business, increasing exposure to our loyalty programs, increasing comparable store sales, improving our operating margin and enhancing our systems. Our accomplishments as a result of these efforts were as follows:

  Our total revenue exceeded $2.0 billion – as we continued to leverage our multi-channel model to drive sales in all three of our primary segments.

  Retail revenue increased by $200.2 million, or 32.3%, as we opened four new destination retail stores – increasing our retail square footage by 29% and our geographical diversification across the United States.

  Our Direct business continued on a strong steady growth pattern as revenue increased $44.3 million, or 4.2%, to nearly $1.1 billion. The number of active customers, which we define as those customers who have purchased merchandise from us in the last twelve months, increased by 4.6%.

  Our bank continued to build brand loyalty with our Cabela’s CLUB Visa card. Total managed credit card loans exceeded $1.6 billion at the end of fiscal 2006 and average active accounts totaled 853,187 for 2006.

  Internet visits increased by 32.1% over fiscal 2005, and our website was the most visited sports and fitness website in fiscal 2006 according to Hitwise Incorporated, an online measurement company. In addition, Cabela’s website outranked major retailers as a leader in providing the best online shopping experience, according to a study done by Cisco® Systems Internet Business Solutions Group, a business consulting group.

  We were awarded an RIS News Fusion Award for “Customer Experience” for our “out-of-the-box thinking in differentiating ourselves while delivering results in sales, profits and market share” and for adding “technical expertise, service and education to our products.”

  We improved our operating income margin by 60 basis points from 6.4% in 2005 to 7.0% in 2006.

  We completed plans to open eight new destination retail stores in 2007.

  Our comparable store sales increased by $6.7 million or 1.3%.

  We implemented the second phase of a new warehouse management system that allows us to more accurately and timely route customer orders based on available inventory and proximity to the closest distribution location. This system will be rolled out to our destination retail stores in the first half of 2007 to complete the implementation.

  We completed the first phase of implementing our merchandise management system which consolidates information related to our item master, vendor master and purchase order system and provides the foundation for how we account for and manage our merchandise process.

  We installed software to help us improve our retail stock position and enhance our store merchandising.

  We improved the infrastructure of our Internet site by adding customer ratings and reviews.

  We expanded our electronic trading program with over 850 of our largest vendors, allowing us to receive advanced ship notices, invoices and shipping labels electronically.

  We deployed a company-wide on-line learning management system to train our employees, which includes training on topics such as product information, sales training and general office software applications.

  We completed a 574,000 square foot expansion to our Wheeling, West Virginia distribution center.

  We worked with local municipalities to retire $53.0 million of principal on economic development bonds related to our Wheeling, West Virginia retail store and distribution center. This is part of our strategy of monetizing economic development bonds to increase our return on investment of related facilities. In addition, we received notice from the bond trustee that it intends to retire an additional $42.9 million of principal in 2007.

  We completed the private placement of $215.0 million of long-term debt to support our Retail expansion.

  Our bank completed a $500.0 million securitization of credit cards under favorable terms, which replaced a maturing securitization of $250.0 million and securitized an additional $250.0 million in credit card loans. Our bank also successfully replaced the provider of its $300.0 million commercial paper conduit program with another provider at favorable rates.

  We expanded our customer loyalty programs by launching a debit card and a loyalty rewards card to reach a more diverse customer base.

Business Strategy

     We continue our legendary focus on customer service, quality and selection as our multi-channel business strategy emphasizes the following key components:

     Continue to open new destination retail stores. We have increased our destination retail store base from four stores in 1998 to 18 in 2006, representing 2.7 million square feet of retail space. We currently plan to open eight destination retail stores in 2007, all of which have been announced. Through our extensive customer database and analysis of historical sales data generated by our direct business, we are able to identify geographic areas with a high concentration of customers that represent potential new markets for our destination retail stores. We believe that there are many additional markets throughout North America that could potentially support one of our destination retail stores. Additionally, we believe that smaller-format destination retail stores could provide further opportunities for future expansion. Our stores require large capital investments. We are actively seeking ways to improve their operating efficiencies, layout and customer friendly design to increase our average customer transaction and improve our return on investment, including leasing retail store space.

     Expand our Direct business. We plan to expand our Direct business through several initiatives surrounding existing and new customers. We will seek to increase the amount each customer spends on our merchandise through enhanced customer targeting, continued introduction of new catalog titles and the development and marketing of new products. We have taken advantage of web-based technologies such as targeted promotional e-mails, on-line shopping engines and Internet affiliate programs to increase sales. We also are improving our customer relationship management system, which we expect will allow us to better manage our customer relationships and more effectively tailor our marketing programs. We will use our expanding retail business to capitalize on additional customer purchase history and information.

     Expand our customer loyalty programs. We intend to increase the penetration of our loyalty programs, including programs for our Cabela’s CLUB Visa credit card, our third party debit card and our Cabela’s CLUB Rewards loyalty card to attract a more diverse group of customers. Based upon historical results, we believe these programs will reinforce our customer loyalty and retention and thereby increase revenue and net income.

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

     Expand the reach of our brand and target market through complementary opportunities. We focus on increasing consumer awareness of our company and maintaining and enhancing our outdoor lifestyle image by using consistent branding in all of our distribution channels. We also will continue to effectively broaden the application of our brand through: opportunistic acquisitions of complementary businesses; internal development of relevant businesses and product categories; and continued involvement and sponsorship of sporting and hunting events. In addition, we will continue to leverage our brand recognition through conservation, corporate relationships and alliances.

Trends and Opportunities

     Improving Comparable Store Sales. Our comparable store sales improved 1.3% in fiscal 2006 over fiscal 2005. We continue to focus initiatives on improving comparable store sales. We experienced declines at some stores in our comparable store base due to gasoline prices as discussed below and due to our own cannibalization of market share.

     Catalog production and circulation costs. Costs of providing our catalogs continue to increase as postage and printing prices increase. Catalog costs increased by 0.2% as a percentage of Direct revenue in fiscal 2006 over 2005. We are mitigating these cost increases by entering into long-term contracts for paper and printing and enhancing our in-house production capabilities. We continue to refine our customer contacts strategy through advanced analytic concepts to maximize total sales across all channels while minimizing processing and distribution costs.

     Growth of our credit card business. We anticipate that Financial Services revenue will increase as our portfolio of managed loans matures, and we will seek to further increase Financial Services revenue by attracting new cardholders through low cost targeted marketing at our destination retail stores. We will continue to control costs in our Financial Services segment by managing default rates, delinquencies and charge-offs by continuing our underwriting and account management standards and practices. We anticipate that we will continue to sell our credit card loans in the securitization markets and manage those customer accounts at the bank.

     Effect of Retail expansion on Direct business. When we open a destination retail store in a new market, our Direct revenue in that market generally experiences a decline during the first 12 months after the new store opening despite a substantial increase in our Retail revenue in that market due to the presence of our destination retail store. The new retail store serves as a marketing tool in that geographic area. As a result, approximately 12 months after the opening of the destination retail store, Direct revenue in that market has historically resumed its growth rate prior to the new retail store opening. We were very pleased with the continued growth rate of our Direct business in fiscal 2006, a year in which we increased our Retail sales by $200.2 million and also increased our Direct business by $44.3 million, or 4.2%, to reach nearly $1.1 billion in sales.

     Effect of system enhancements on our operations. Through the completion of system enhancements over the past several years, we expect to see improvements in inventory turns, replenishment and fill rates, product availability and delivery.

     Gasoline prices. Increases in gasoline prices may affect our Retail sales more negatively than our other retail competition. We rely on destination retail store formats where some of our customers must drive hundreds of miles to visit our stores. If gasoline prices increase, customers may opt to shop at competitors located closer to large populations. Our new retail store locations in 2006, as well as future planned locations, are primarily located closer to larger metropolitan areas, which we believe will help mitigate the impact of gasoline price increases on our Retail sales. Our Direct business has historically been less affected by gasoline price increases. Our multi-channel strategy helps mitigate our exposure to increases in gasoline prices.

     Land sales. In fiscal 2006, the amount of land sales decreased by $15.1 million to $10.5 million compared to $25.6 million in fiscal 2005. These land sales are included in other revenue and pertain to sales of land around our destination retail stores. The cost of the land is reflected in cost of other revenue as this land was held for sale. The timing of the land sales and the varying gross profit of these land sales can have an impact on our annual and quarterly results of operations. The margin on the sales of land can vary significantly depending on the circumstances and development plan for each location. In fiscal 2006, land sales contributed $4.9 million of gross profit on $10.5 million in sales, a 46.6% gross margin on land sales, compared to $4.8 million of gross profit on $25.6 million in land sales for fiscal 2005, an 18.9% gross margin on land sales. The sale of land around our destination retail stores creates an opportunity for increased revenues and return on our overall destination retail concept.

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

Cost of Revenue

     Cost of revenue for our merchandising business includes cost of merchandise, shipping costs, inventory shrink and other miscellaneous costs. However, it does not include occupancy costs, depreciation and amortization, direct labor or warehousing costs, which are included in selling, general and administrative expenses. Our Financial Services segment does not have costs classified as cost of revenue. Other cost of revenue includes the basis in land that we have sold.

Selling, General and Administrative Expenses

     Selling, general and administrative expenses include directly identifiable operating costs and other expenses, as well as depreciation and amortization. For our Direct segment, these operating costs primarily consist of catalog development, production and circulation costs, Internet advertising costs and order processing costs. For our Retail segment, these costs primarily consist of payroll, store occupancy, utilities and advertising costs. For our Financial Services segment, these costs primarily consist of advertising costs, marketing fees paid to our other segments, third party data processing costs associated with servicing accounts, payroll and other administrative fees. Our Other expenses include shared-service costs, general and administrative expenses and the costs of operating our various other small businesses described above which are not included in any of our segments. Shared-service costs include costs for services shared by two or more of our business segments (principally our Direct and Retail segments) and include receiving, distribution and storage costs, merchandising, quality assurance costs and corporate occupancy costs. General and administrative expenses include costs associated with general corporate management and shared departmental services such as management information systems, finance, human resources and legal.

Operating Income and Gross Profit

     Operating income is defined as revenue less cost of revenue and selling, general and administrative expenses. Given the variety of segments we report and the different cost classifications inherent in each of their respective businesses, it is difficult to compare our consolidated results on the basis of gross profit, or the difference between revenue and cost of revenue. We believe that operating income presents a more meaningful measure of our consolidated operating performance than gross profit because of the following factors:

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

Results of Operations

     Our fiscal year ends on the Saturday closest to December 31. All fiscal years presented consisted of 52 weeks Our operating results for fiscal years 2006, 2005 and 2004, expressed as a percentage of revenue, were as follows:

	Fiscal Years
	2006	2005	2004
Revenue	100.00%	100.00%	100.00%
Cost of revenue	58.37	59.14	59.49
Gross profit (exclusive of depreciation and amortization)	41.63	40.86	40.51
Selling, general and administrative expenses	34.67	34.47	34.26
Operating income	6.96	6.39	6.25
Interest income	0.09	0.04	0.03
Interest expense	(0.87)	(0.61)	(0.53)
Other income (net)	0.47	0.59	0.67
Total other income (expense)	(0.31)	0.02	0.17
Income before provision for income taxes	6.65	6.41	6.42
Income tax expense	2.49	2.38	2.25
Net income	4.16%	4.03%	4.17%

Segment Information

     The following table sets forth the revenue and operating income of each of our segments for fiscal years 2006, 2005 and 2004.

	Fiscal Years
	2006	2005	2004
		(Dollars in Thousands)
Direct revenue	$1,088,480	$1,044,167	$976,157
Retail revenue	820,321	620,105	498,258
Financial services revenue	137,423	105,831	69,060
Other revenue	17,300	29,558	12,499
Total revenue	$2,063,524	$1,799,661	$1,555,974

Direct operating income	$179,182	$171,908	$156,974
Retail operating income	124,122	85,895	78,454
Financial services operating income	30,061	23,060	9,257
Other operating income (loss)	(189,620)	(165,900)	(147,470)
Total operating income	$143,745	$114,963	$97,215

As a Percentage of Total Revenue:
Direct revenue	52.7%	58.0%	62.7%
Retail revenue	39.8	34.5	32.0
Financial services revenue	6.7	5.9	4.4
Other revenue	0.8	1.6	0.9
Total revenue	100.0%	100.0%	100.0%

As a Percentage of Segment Revenue:
Direct operating income	16.5%	16.5%	16.1%
Retail operating income	15.1%	13.9%	15.7%
Financial services operating income	21.9%	21.8%	13.4%
Total operating income (1)	7.0%	6.4%	6.2%
____________________

(1)	The percentage of total operating income is a percentage of total consolidated revenue.

Fiscal Year 2006 Compared to Fiscal Year 2005

Revenue

     Revenue increased by $263.8 million, or 14.7%, to $2,063.5 million in fiscal 2006 from $1,799.7 million in fiscal 2005 as we experienced revenue growth in our three major segments. Our land sales decreased in fiscal 2006 as compared to fiscal 2005, which was the primary contributor to the revenue decline in our Other segment of $12.3 million.

     Direct Revenue. Direct revenue increased by $44.3 million, or 4.2%, to $1,088.5 million in fiscal 2006 from $1,044.2 million in fiscal 2005 primarily due to growth in sales through our website. Circulation of our catalogs increased by 1.6 billion pages, or 4.5%, to 36.8 billion pages in fiscal 2006 from 35.2 billion pages in fiscal 2005. The number of active customers, which we define as those customers who have purchased merchandise from us in the last twelve months, increased by 4.6%. The general product category that contributed the largest dollar volume increase to our fiscal 2006 Direct revenue growth was hunting equipment.

     Retail Revenue. Retail revenue increased by $200.2 million, or 32.3%, to $820.3 million in fiscal 2006 from $620.1 million in fiscal 2005 driven by increased new store sales of $194.4 million. Revenue for stores in our comparable base increased by $6.7 million, or 1.3%, compared to fiscal 2005. Revenue increases are attributable to operational improvements in assortment and replenishment as well as increased efforts in advertising. The general product category that contributed the largest dollar volume increase to our Retail revenue growth in fiscal 2006 was hunting equipment.

     Financial Services Revenue. On a generally accepted accounting principles (“GAAP”) basis, Financial Services revenue increased by $31.6 million, or 29.9%, to $137.4 million in fiscal 2006 from $105.8 million in fiscal 2005. We measure the results of our Financial Services business on a non-GAAP managed basis as presented in the following table labeled Managed Financial Services Revenue Presented on a non-GAAP Basis.

     Interest income measured on a non-GAAP managed basis increased $42.6 million. The increase in interest income was due to an increase in interest rates and managed credit card loans. Interchange income, net of reward costs, increased by $8.6 million, or 20.3%. Interchange income is driven by net purchases, which increased by 21.4%. Other income increased by $3.3 million due to the fair value change of the interest-only strips on our securitized loans The increases in interest income, interchange income and other income were offset by an increase in interest expense of $23.3 million due to increases in securitized credit card loans, borrowings and interest rates. Compared to fiscal 2005, the number of average active accounts in fiscal 2006 grew by 17.5% to 853,187 and the average balance per active account grew by 5.5% to approximately $1,591.

     For credit card loans securitized and sold, the loans are removed from our consolidated balance sheet and the net earnings on these securitized assets after paying outside investors are reflected as a component of our securitization income on a GAAP basis. The following table summarizes the results of our Financial Services segment for fiscal years 2006, 2005 and 2004 on a GAAP basis with interest and fee income, interest expense and provision for loan losses for the credit card loans receivable we own reported in net interest income. Non-interest income on a GAAP basis includes servicing income, gains on sales of loans and income recognized on our retained interests, as well as interchange income on the entire managed portfolio.

Financial Services Revenue as Reported on a GAAP Basis:

	Fiscal Years
	2006	2005	2004
		(In Thousands)
Interest and fee income, net of provision for loan losses	$23,973	$17,196	$12,735
Interest expense	(5,008)	(3,241)	(3,063)
Net interest income, net of provision for loan losses	18,965	13,955	9,672
Non-interest income:
Securitization income (1)	169,173	133,032	96,466
Other non-interest income	39,381	31,836	24,905
Total non-interest income	208,554	164,868	121,371
Less: Customer rewards costs	(90,096)	(72,992)	(61,983)
Financial Services revenue	$137,423	$105,831	$69,060
____________________

(1)	For the fiscal years ended 2006, 2005 and 2004, we recognized gains on sale of credit card loans of $17.4 million, $17.0 million and $8.9 million, respectively, which are reflected as a component of securitization income.

     Our managed credit card loans represent credit card loans receivable we own plus securitized credit card loans. Since the financial performance of the managed portfolio has a significant impact on the earnings we will receive from servicing the portfolio, we believe the following table on a managed basis is important information to analyze our revenue in the Financial Services segment. This non-GAAP presentation reflects the financial performance of the credit card loans receivable we own plus those that have been sold for the fiscal years ended 2006, 2005 and 2004 and includes the effect of recording the retained interest at fair value. Interest income, interchange income (net of customer rewards) and fee income on both the owned and securitized portfolio are recorded in their respective line items. Interest paid to outside investors on the securitized credit card loans is included with other interest costs and included in interest expense. Credit losses on the entire managed portfolio are included in provision for loan losses. Although our financial statements are not presented in this manner, management reviews the performance of its managed portfolio in order to evaluate the effectiveness of its origination and collection activities, which ultimately affects the income we will receive for servicing the portfolio. The securitization of credit card loans primarily converts interest income, interchange income, credit card fees, credit losses and other income and expense related to the securitized loans into securitization income.

Managed Financial Services Revenue Presented on a non-GAAP Basis:

	Fiscal Years
	2006	2005	2004
	(Dollars in Thousands)
Interest income	$145,425	$102,824	$71,309
Interchange income, net of customer reward costs	51,086	42,468	27,449
Other fee income	22,829	20,738	16,841
Interest expense	(64,910)	(41,654)	(26,750)
Provision for loan losses	(26,064)	(24,254)	(20,208)
Other	9,057	5,709	419
Managed Financial Services revenue	$137,423	$105,831	$69,060

As a Percentage of Average Managed Credit Card Loans
Managed Financial Services Revenue:
Interest income	10.7%	9.4%	8.0%
Interchange income, net of customer reward costs	3.8	3.9	3.1
Other fee income	1.7	1.9	2.0
Interest expense	(4.8)	(3.8)	(3.0)
Provision for loan losses	(1.9)	(2.2)	(2.3)
Other	0.6	0.5	0.0
Managed Financial Services revenue	10.1%	9.7%	7.8%
Average reported credit card loans	$133,712	$106,115	$82,526
Average managed credit card loans	$1,357,671	$1,095,580	$888,730

Gross Profit

     Gross profit increased by $123.8 million, or 16.8%, to $859.1 million in fiscal 2006 from $735.3 million in fiscal 2005. As a percentage of revenue, gross profit increased to 41.6% for fiscal 2006 compared to 40.9% for fiscal 2005. Our Financial Services revenue growth of $31.6 million, which does not have any corresponding increase in cost of revenue, provided for an increase of 0.5% to gross profit as a percentage of revenue. In our Other segment, sales of land at higher gross profit margins than the prior year provided for an increase of 0.4% in gross profit as a percentage of revenue. However, these increases were offset by a decline in merchandising gross profit of 0.2% of merchandise revenue, as discussed below.

     Merchandising Business. The gross profit of our merchandising business increased by $88.8 million, or 14.3%, to $709.0 million in fiscal 2006 from $620.2 million in fiscal 2005. As a percentage of merchandise revenue, gross profit declined by 0.2% to 37.1% in fiscal 2006 from 37.3% in fiscal 2005. We saw improvements in our gross margin due to better merchandising practices, increased sales of our Cabela’s branded merchandise and improvements in operations, which have reduced our shrink costs and our obsolete inventory levels. These improvements in our gross margin were largely offset by an increase in sales discounts of 0.7% of merchandise revenue. These discounts were related to our promotional gift card campaign in our Retail segment and a new promotional campaign in the Direct business. Our shipping margin – the shipping income we collect less the cost we pay to ship merchandise to our customers – declined by 0.3% of merchandise revenue. The primary reason for the decline in shipping margin was caused by the implementation of our new warehouse management software, which caused us to ship more packages per order due to the inability to transfer products between distribution centers while the software was being phased-in. That issue was resolved in October 2006.

Selling, General and Administrative Expenses

     Selling, general and administrative expenses increased by $95.0 million, or 15.3%, to $715.4 million in fiscal 2006 compared to $620.4 million in fiscal 2005. Selling, general and administrative expenses were 34.7% of revenue in fiscal 2006 compared to 34.5% of revenue in fiscal 2005. We recognized $3.6 million of stock based compensation expense in fiscal 2006, which accounted for 0.175% of the 0.20% increase in selling, general and administrative expenses as a percentage of total revenue. The most significant factors contributing to the increase in selling, general and administrative expenses by segment included:

  Other selling, general and administrative expenses attributed to shared services increased by $27.2 million over the prior year primarily as a result of costs for strategic initiatives to expand and improve our infrastructure. Wages and benefits increased by $17.2 million primarily due to increases in personnel in our distribution centers as our merchandise revenue continues to grow including $2.4 million of stock based compensation expense attributed to this segment included in wages and benefits. Depreciation expense increased by $5.6 million due to two system upgrades implemented at the end of 2005, new systems put in service during 2006 and new equipment purchases in our distribution centers. Contract labor costs increased by $3.1 million due to consulting costs on various company projects related to system upgrades and expansion. Equipment and software expenses increased $1.3 million primarily related to increased software licenses. Other selling, general and administrative costs as a percentage of consolidated revenue increased to 9.8% from 9.7%.

  Direct selling, general and administrative expenses increased by $9.2 million due to several factors. Increases in selling, general and administrative costs included an increase in catalog costs of $8.4 million. Catalog costs increased to $160.3 million in fiscal 2006 from $151.9 million in fiscal 2005. As a percentage of Direct revenue, catalog costs increased to 14.7% in fiscal 2006 from 14.5% in fiscal 2005. This increase in catalog costs as a percentage of our Direct revenue was due to higher postage and print rates and three catalogs that were not circulated in the prior year. In addition, there were increases in salary, wages and related benefits of $3.0 million due to positions added to support our growth, increases in incidental equipment and software expenses of $3.3 million, specifically related to our website. Advertising increased by $2.5 million over the prior year. The increase in advertising was primarily driven by a new postcard promotion. Credit card discount fees increased by $0.7 million, however as a percentage of total Direct revenue these costs were flat. These increases were largely offset by an increase in the marketing fee paid to the Direct segment from the Financial Services segment of $9.0 million, or 0.8% of Direct revenue.

  Retail selling, general and administrative expenses comprised $34.0 million of the total increase in selling, general and administrative expense. New store operating costs related to our stores that were not open in the comparable period of 2005 increased by $37.4 million. Total selling, general and administrative expenses as a percentage of comparable store sales decreased by 0.5%, or $1.4 million. This decrease was primarily driven by savings in salaries and wages and related benefits as the stores have been concentrating on labor scheduling practices. Pre-opening costs were primarily flat compared to fiscal 2005 as we opened the same amount of stores in both years. Retail corporate overhead costs, net of marketing reimbursements, as a percentage of Retail revenue decreased by 0.4%, or $1.9 million, compared to fiscal 2005 as increases in salaries and related benefits were offset by an increase in the marketing fee paid to the Retail segment from the Financial Services segment of $6.5 million, or 0.8% of Retail revenue.

  Financial Services selling, general and administrative expenses comprised $24.6 million of the total increase in selling, general and administrative expense. This was primarily due to increased marketing fees of $15.5 million paid to our other segments. Advertising and promotional costs increased by $6.7 million due to increases in new account acquisition costs and increases in Visa assessments, which are driven by increases in credit card transactions. Third party data processing services related to our credit card processing increased by $1.5 million as the number of credit card accounts and credit card transactions increased. Postage increased $0.8 million due to increases in the number of accounts and postage rate increases.

Operating Income

     Operating income increased by $28.7 million, or 25.0%, to $143.7 million in fiscal 2006 from $115.0 million in fiscal 2005. Operating income as a percentage of revenue increased to 7.0% in fiscal 2006 from 6.4% in fiscal 2005. Operating income from our Direct segment was flat at 16.5% in both fiscal 2006 and 2005. Our Retail segment operating income improved to 15.1% from 13.9% as the continued expansion helps offset overhead costs and our comparable store operating costs have improved with more efficient labor scheduling. Financial Services operating income is up 0.1% to 21.9% from 21.8% as growth in our customer loyalty program continues to contribute positive returns in this segment.

Other Income

     Other income decreased by $1.0 million to $9.6 million in fiscal 2006 from $10.6 million in fiscal 2005 primarily due to a decrease in interest earned from economic development bonds of $1.0 million in fiscal 2005. Economic development bonds classified as “available-for-sale” on our balance sheet decreased by $27.5 million as we retired more bonds than were purchased in the period.

Interest Expense

     Interest expense increased by $7.0 million in fiscal 2006 to $17.9 million as compared with $10.9 million in fiscal 2005. The interest expense increase was primarily due to the $215.0 million private placement of notes that was completed in February of 2006. This was partially offset by an increase in interest income earned on invested cash of $1.1 million in 2006.

Income Taxes

     Our effective tax rate was 37.5% in fiscal 2006 compared to 37.1% in fiscal 2005. The increase in our effective tax rate is primarily a result of us entering additional states during 2006. We expect that our effective tax rate will continue to increase as we enter more states with our destination retail stores.

Fiscal Year 2005 Compared to Fiscal Year 2004

Revenue

     Revenue increased by $243.7 million, or 15.7%, to $1,799.7 million in fiscal 2005 from $1,556.0 million in fiscal 2004 as we experienced revenue growth in each of our segments. We sold a significant amount of land in fiscal 2005 as compared to fiscal 2004, which was the primary contributor to the revenue growth in our Other segment of $17.1 million.

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

     Retail Revenue. Retail revenue increased by $121.8 million, or 24.5%, to $620.1 million in fiscal 2005 from $498.3 million in fiscal 2004 due to increased new store sales of $154.9 million. Revenue for stores in our comparable base decreased by $28.8 million, or 6.2%, compared to fiscal 2004. We attribute the decrease in comparable store sales to the addition of our Hamburg, Pennsylvania store in the comparable store base, higher gasoline prices, unemployment related to the industries near our Dundee, Michigan store and cannibalization of sales from our Owatonna, Minnesota store related to the opening of our Rogers, Minnesota store. Our Hamburg store was very successful in 2004 making comparable store sales challenging. Hurricanes in the southern part of the United States may have had some impact on our two new stores in Texas; however the primary impact was the hurricanes’ effect on gasoline prices. The product categories that contributed the largest dollar volume increase to our Retail revenue growth in fiscal 2005 included hunting equipment, camping and footwear.

     Financial Services Revenue. Financial Services revenue increased by $36.8 million, or 53.3%, to $105.8 million in fiscal 2005. We measure the results of our Financial Services business on a non-GAAP managed basis as presented in the table on page 36. Interest income measured on a managed basis increased $31.5 million. The increase in interest income was due to an increase in interest rates and managed credit card loans. Interchange income, net of reward costs, increased by $15.0 million, or 54.7%. Interchange income is driven by net purchases, which increased by 22.2%. In addition, our participation in a new reward program with Visa increased our interchange income by $5.7 million for the fiscal year. Customer reward costs, which are netted against Financial Services revenue, generally increase at the same rate as Visa net purchases. However, in fiscal 2005, customer reward costs increased only $11.0 million, or 17.8% over fiscal 2004. The decrease in the growth rate of customer reward costs as compared to Visa net purchases was caused by changes in some of our promotional event campaigns and the implementation of the instant credit program in our destination retail stores in the second fiscal quarter of 2005. Instant credit allows customers to find out within minutes if they are approved for credit. Changes in our customer rewards program implemented in connection with instant credit have reduced the customer rewards costs related to the acquisition of new accounts. Other income increased by $5.3 million due to the fair value change of the interest-only strips on the securitized loans. The increases in interest income, interchange income and other income were offset by an increase in interest expense of $14.9 million due to increases in securitized credit card loans, borrowings and interest rates. Compared to fiscal 2004, the number of average active accounts in fiscal 2005 grew by 17.3% to 726,214 and the average balance per active account grew by 5.1% to approximately $1,509.

Gross Profit

     Gross profit increased by $105.0 million, or 16.7%, to $735.3 million in fiscal 2005 from $630.3 million in fiscal 2004. As a percentage of revenue, gross profit increased to 40.9% for fiscal 2005, compared to 40.5% in fiscal 2004. Our Financial Services revenue growth of $36.8 million, for which there is no corresponding increase in cost of revenue, provided for an increase of 0.9% to gross profit as a percent of revenue. However, this was offset by a decline in merchandising gross profit of 0.4% of merchandise revenue, as discussed below, and a decline of 0.1% in gross profit as a percent of revenue on our other revenue due to sales of land at relatively low gross profit.

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

Quarterly Results of Operations for Fiscal Years 2006 and 2005 and Seasonal Influences

     Due to holiday buying patterns and hunting and fishing season openings across the country, merchandise revenue is typically higher in the third and fourth quarters than in the first and second quarters. We anticipate our revenue will continue to be seasonal in nature.

     The following table sets forth unaudited financial and operating data in each quarter during fiscal years 2006 and 2005. This quarterly information has been prepared on a basis consistent with our audited financial statements and includes all normal recurring adjustments that we consider necessary for a fair presentation of the information shown. This information should be read in conjunction with our selected financial data and audited consolidated financial statements and the notes thereto appearing elsewhere in this report. Our quarterly operating results may fluctuate significantly as a result of these and a variety of other factors, and operating results for any quarter are not necessarily indicative of results for a full fiscal year. See “Risk Factors.”

	Fiscal 2006				Fiscal 2005
	First	Second	Third	Fourth	First	Second	Third	Fourth
(Unaudited)	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter
	(Dollars in Thousands Except Earnings Per Share)
Net revenue	$404,805	$387,263	$490,453	$781,003	$350,589	$343,872	$429,753	$675,447
Operating income	14,203	14,545	26,851	88,146	11,023	8,822	26,260	68,858
Net income	9,083	8,356	14,994	53,352	7,767	6,016	16,275	42,511
Earnings per share—basic (1)	$0.14	$0.13	$0.23	$0.82	$0.12	$0.09	$0.25	$0.66
Earnings per share—diluted (1)	$0.14	$0.13	$0.23	$0.80	$0.12	$0.09	$0.25	$0.64
As a percentage of full year results:
Revenue	19.6%	18.8%	23.8%	37.8%	19.5%	19.1%	23.9%	37.5%
Operating income	9.9%	10.1%	18.7%	61.3%	9.6%	7.7%	22.8%	59.9%
Net income	10.6%	9.7%	17.5%	62.2%	10.7%	8.3%	22.4%	58.6%
____________________

(1)	Basic and diluted earnings per share are computed independently for each of the quarters presented.

Bank Asset Quality

     We securitize a majority of our credit card loans. On a quarterly basis, we transfer eligible credit card loans into a securitization trust. We are required to own at least a minimum twenty day average of 5.0% of the interests in the securitization trust. Therefore, these retained loans have the same characteristics as those loans sold to outside investors. Certain accounts are ineligible for securitization because they are delinquent at the time of sales to the trust, originated from sources other than Cabela’s CLUB Visa credit cards and various other requirements. The total amount of ineligible loans and receivables were $19.1 million and $14.1 million at fiscal year end 2006 and fiscal year end 2005, respectively.

     The quality of our managed credit card loan portfolio at any time reflects, among other factors, the creditworthiness of the individual cardholders, general economic conditions, the success of our account management and collection activities, and the life cycle stage of the portfolio. Our financial results are sensitive to changes in delinquencies and net charge-offs of this portfolio. During periods of economic weakness, delinquencies and net charge-offs are more likely to increase. We have sought to manage this sensitivity by selecting a customer base that has historically shown it to be very creditworthy based on charge-off levels, credit bureau scores such as FICO scores and behavior scores. The median FICO scores of our securitized loans were 785 and 778 in 2006 and 2005, respectively.

     Our average managed credit card loans outstanding increased by $262.1 million, or 23.9%, to $1,357.7 million in fiscal 2006 from $1,095.6 million in fiscal 2005. We believe that as credit card accounts mature they are less likely to charge-off and less likely to be closed. The following table shows our managed loans outstanding at the end of fiscal 2006 and 2005 by months since the account opened.

	2006		2005
	Loans	Percentage	Loans	Percentage of
	Outstanding	of Total	Outstanding	Total
Months Since Account Opened	(Dollars in Thousands)
6 months or less	$105,101	6.3%	$87,394	6.5%
7 – 12 months	105,296	6.3	83,531	6.2
13 – 24 months	223,209	13.3	170,864	12.7
25 – 36 months	193,384	11.6	170,886	12.8
37 – 48 months	186,078	11.1	178,980	13.3
49 – 60 months	191,372	11.4	190,011	14.2
61 – 72 months	197,928	11.8	240,743	18.0
73 – 84 months	247,771	14.8	83,701	6.3
85 + months	223,925	13.4	134,710	10.0
Total	$1,674,064	100.0%	$1,340,820	100.0%

Delinquencies

     We consider the entire balance of an account, including any accrued interest and fees, delinquent if the minimum payment is not received by the payment due date. Our aging methodology is based on the number of completed billing cycles during which a customer has failed to make a required payment. Delinquencies not only have the potential to reduce earnings by increasing the unrealized loss recognized to reduce the loans to market value and reducing securitization income, but they also result in additional operating costs dedicated to resolving the delinquencies. The following chart shows the percentage of our managed loans that have been delinquent as of the end of fiscal 2006, 2005 and 2004.

	Fiscal Year
Number of days delinquent	2006	2005	2004
Greater than 30 days	0.75%	0.67%	0.71%
Greater than 60 days	0.44%	0.38%	0.41%
Greater than 90 days	0.18%	0.16%	0.19%

Charge-offs

     Gross charge-offs reflect the uncollectible principal, interest and fees on a customer’s account. Recoveries reflect the amounts collected on previously charged-off accounts. Most bankcard issuers charge off accounts at 180 days. We charge off accounts on the 24th day of the month after an account becomes 115 days contractually delinquent, except in the case of cardholder bankruptcies and cardholder deaths. Cardholder bankruptcies are charged off 30 days after notification, and delinquencies caused by cardholder deaths are charged off on the 24th day of the month after an account is 60 days contractually delinquent. As a result, our charge-off rates are not directly comparable to other participants in the bankcard industry. Our charge-off activity for the managed portfolio for fiscal years 2006, 2005 and 2004 is summarized below:

	Fiscal Year
	2006	2005	2004
	(Dollars in Thousands)
Gross charge-offs	$31,068	$27,829	$23,134
Recoveries	5,869	4,227	3,477
Net charge-offs	25,199	23,602	19,657
Net charge-offs as a percentage of average managed loans	1.86%	2.15%	2.21%

Liquidity and Capital Resources

Overview

     Our merchandising business and our Financial Services segment have significantly different liquidity and capital needs. The primary cash requirements of our merchandising business relate to capital for new destination retail stores, purchases of economic development bonds related to the construction of new destination retail stores, purchases of inventory, investments in our management information systems and other infrastructure, and other general working capital needs. We historically have met these requirements by generating cash from our merchandising business operations, borrowing under revolving credit facilities, issuing debt and equity securities, obtaining economic development grants from state and local governments in connection with developing our destination retail stores, collecting principal and interest payments on our economic development bonds and from the retirement of economic development bonds. The cash flow we generate from our merchandising business is seasonal, with our peak cash requirements for inventory occurring between May and November. While we have consistently generated overall positive annual cash flow from our operating activities, other sources of liquidity are generally required by our merchandising business during these peak cash use periods. These sources historically have included short-term borrowings under our revolving credit facility and access to debt markets, such as the private placement of long-term debt securities we completed in February 2006. While we generally have been able to manage our cash needs during peak periods, if any disruption occurred to our funding sources, or if we underestimated our cash needs, we would be unable to purchase inventory and otherwise conduct our merchandising business to its maximum effectiveness, which would result in reduced revenue and profits.

     The primary cash requirements of our Financial Services segment relate to the generation of credit card loans and the purchase of points used in the Cabela’s CLUB Visa customer loyalty rewards program from our merchandising business. The bank obtains funds for these cash requirement purposes through various financing activities, which include funding from securitization transactions, borrowing under federal funds bank credit facilities, accepting certificates of deposit and generating cash from operations. Our bank’s charter is limited to issuing credit cards and accepting brokered certificates of deposit of one hundred thousand dollars or more, and it does not accept demand deposits or make non-credit card loans. Consequently, our bank cannot lend money to Cabela’s Incorporated or our other affiliates. The bank is subject to capital requirements imposed by Nebraska banking law and the Visa membership rules, and its ability to pay dividends is limited by Nebraska and federal banking law.

     We continue to monetize our economic development bonds for future retail destination store expansion. In the second quarter of fiscal 2006, $53.0 million in bonds we owned related to our Wheeling, West Virginia retail store and distribution center were retired in connection with a transaction whereby we took a subordinate position on the remaining bonds we hold related to this location. These remaining bonds are classified on our consolidated balance sheet as marketable securities with a value of approximately $42.9 million. We have received notification from the bondholders that they intend to retire the remainder of this issuance in 2007.

     We are also focused on improving our inventory position in relation to sales growth through technological investments. Inventory at our comparable stores declined 9.7% at the end of fiscal year 2006 compared to 2005. We are optimistic that we will continue to see our inventory growth slow in relation to our merchandise sales growth as we continue to enhance our multi-channel merchandising systems.

     We believe that we will have sufficient capital available from current cash on hand, expected future operations, additional monetization of our economic development bonds, our revolving credit facility and other borrowing sources to fund our existing operations and growth plans for the next 12 to 18 months.

Operating, Investing and Financing Activities

     The following table presents changes in our cash and cash equivalents for the fiscal years ended:

	2006	2005	2004
	(In Thousands)
Net cash provided by operating activities	$54,957	$72,564	$46,659
Net cash used in investing activities	$(144,696)	$(80,617)	$(171,136)
Net cash provided by (used in) financing activities	$175,719	$(28,958)	$135,755

     Cash provided by operating activities decreased $17.6 million for fiscal 2006 compared to fiscal 2005. This net decrease was primarily due to a $51.0 million net decrease between years related to the bank’s funding from securitization transactions. For fiscal 2006, the bank used cash for credit card originations (net of cash received from collections, proceeds from new securitizations and changes in retained interests) of $71.2 million compared to $20.2 million in 2005. Cash used for inventory increased $4.1 million over 2005 as we added four new destination retail stores. Cash used for income taxes payable also increased by $7.3 million over 2005 due to the timing of federal and state income tax payments and the increased profitability of the Company. In addition, increases totaling $17.0 million comparing fiscal 2006 over 2005 relate to the use of cash from accounts receivable, land held for sale and other assets. Partially offsetting these decreases to cash from operating activities was a net increase of $40.8 million in net income adjusted for non-cash expenditures for deferred income taxes, depreciation and amortization, stock-based compensation and other items. Cash provided from prepaid expenses and deferred catalog costs increased by $12.1 million over 2005 primarily due to the timing of catalog production costs. Cash was also provided from various liabilities and accruals that increased by a net of $3.7 million over 2005. In addition, accounts payable increased by $5.3 million from 2005 due to net increases in inventory payables of $10.3 million over 2005, partially offset by decreases of $3.9 million in the payable to the third party processor for the bank’s credit card transactions and $1.1 million in payables for catalog costs. The decreases are related to third party processor timing issues from 2005 and the timing in the catalog production work.

     Cash provided by operating activities totaled $72.6 million in fiscal 2005 compared to $46.7 million in fiscal 2004. This increase in cash over 2004 is partly attributable to an increase in accounts payable of $42.7 million. The increase in accounts payable was primarily due to a difference in accrued payment for our third party processor of $30.0 million at our bank. The increased activity on our credit cards and timing of the last day of the year being on a Saturday resulted in the amount of the third party processor payable increase. Accrued costs related to our catalogs also increased accounts payable by $5.9 million due to timing of production work on catalogs. Cash increased due to the sale of interests in credit card loans in connection with securitization transactions in excess of cash used to originate credit card loans by $22.3 million. Cash used for income taxes payable increased by $20.3 million. This was partially offset by an increase in our deferred income tax balance. Sales of land held for sale increased our cash by $8.4 million in fiscal 2005 compared to fiscal 2004. Accrued compensation and benefits increased by $7.5 million over 2004 attributed to increases in retail payroll and timing of when it was paid. In addition, gift certificates and credit card reward points increased by $7.2 million over 2004. These increases were partially offset by increases in uses of cash. Cash used for inventory increased by $33.4 million related to the stocking of four new destination retail stores. Cash used for other current assets increased by $12.9 million primarily due to an increase in the prepaid amount for Visa interchange funding and an increase in prepaid expenses of $11.5 million primarily related to the timing of catalog production costs.

     The following table highlights the growth of our destination retail stores and the activity of economic development bonds related to the construction of these stores and related projects for the fiscal years ended:

	2006	2005	2004
	(Dollars in Thousands)
Capital expenditures	$(179,238)	$(194,659)	$(52,568)
Purchases of marketable securities	$(23,397)	$(65,077)	$(74,492)
Proceeds from retirements and maturities of marketable securities	$54,065	$66,188	$4,959
Number of new destination retail stores opened during fiscal year	4	4	1
Number of destination retail stores leased at end of fiscal year	1	None	None

     Cash used in investing activities increased $64.1 million in fiscal 2006 compared to fiscal 2005. The net increase in cash used was primarily due to the purchases, net of maturities, of short-term investments of $124.3 million during 2006 compared to 2005. Partially offsetting this increase were net decreases in the purchases of marketable securities of $41.7 million and in capital expenditures of $15.4 million. The decrease in the purchases of marketable securities is related to the timing on the opening of certain new destination retail stores and the incentives related to those stores. In addition, we continue to monetize our economic development bonds for future retail destination store expansion. In fiscal 2006, $53.0 million in bonds we owned related to our Wheeling, West Virginia retail store and distribution center were retired in connection with a transaction whereby we took a subordinate position on the remaining bonds we hold related to this location. These remaining bonds are classified on our consolidated balance sheet as marketable securities with a value of approximately $42.9 million. We have received notification from the bond trustee that it intends to retire the remainder of this issuance in 2007. We opened four retail destination stores in both fiscal years 2006 and 2005. One of our retail stores that opened in 2006 is leased with funding coming from economic development bonds or marketable securities. As of December 30, 2006, we had entered into material commitments totaling approximately $195.0 million for fiscal 2007 and $97.0 million for fiscal 2008 primarily for estimated capital expenditures and the purchase of future economic development bonds in connection with the construction and development of new destination retail stores. This does not include any amounts for contractual obligations associated with our Lacey, Washington; Hammond, Indiana; Adairsville, Georgia; and Montreal, Canada; destination retail stores, which are in the process of negotiations. Certain contractual aspects of these locations are still being negotiated and will be subject to customary conditions to closing. We expect the total cost of each of these destination retail stores, including the cost of economic development bonds, to fall in the estimated range of $30 to $50 million each. We expect to incur the majority of the costs for these locations in 2007 and 2008. In addition, we are obligated to fund the remaining $1.8 million of economic development bonds and construction costs related to the expansion of our distribution center in Wheeling, West Virginia. We are also committed to fund $3.6 million of economic development bonds related to our fiscal 2005 stores. When the bonds are funded, we will be reimbursed for the qualifying construction costs we have incurred.

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

     Cash provided by financing activities totaled $175.7 million in fiscal 2006 compared with cash used of $29.0 million in fiscal 2005. This net increase in cash was primarily due to the debt issuance of $215.0 million in February 2006 to support our destination retail store expansion and the net increase of $13.9 million in short-term borrowings and inventory financing. Partially offsetting this increase were decreases in time deposits of $16.1 million and change in unpresented checks net of bank balance of $8.7 million due to timing of when checks cleared our bank.

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

Retail Store Expansion

     Significant amounts of cash will be needed in order to open new destination retail stores and implement our retail growth strategy. Depending upon the location and a variety of other factors, including store size and the amount of public improvements necessary, and based upon our prior experience, opening a single destination retail store may require expenditures of $30 million to $50 million. This amount includes the cost of real estate, site work, public improvements such as utilities and roads, buildings, equipment, fixtures (including taxidermy) and inventory.

     Historically, we have been able to negotiate economic development arrangements relating to the construction of a number of our new destination retail stores, including free land, monetary grants and the recapture of incremental sales, property or other taxes through economic development bonds, with many local and state governments. We design our destination retail stores to provide exciting tourist and entertainment shopping experiences for the entire family. Our destination retail stores also employ many people from the local community, draw customer traffic from a broad geographic range and serve as a catalyst for the opening of additional retail businesses such as restaurants, hotels and gas stations in the surrounding areas. We believe these factors increase the revenue for the state and the local municipality where the destination retail store is located, making us a compelling partner for community development and expansion. Where appropriate, we intend to continue to utilize economic development arrangements with state and local governments to offset some of the construction costs and improve the return on investment of our new retail stores. The stores we opened in 2005 and 2006 are located closer to larger populations. We believe this strategy will make our stores more convenient for our customers and will increase our market share.

     We successfully opened four destination retail stores in 2006, increasing our total retail square footage by 607,537 feet or 29%. Our four destination retail stores opened in 2006 are located in Glendale, Arizona, Boise, Idaho, Richfield, Wisconsin and LaVista, Nebraska. We have also announced plans for destination retail stores in Reno, Nevada: Hazelwood, Missouri; East Hartford, Connecticut; Hoffman Estates, Illinois; Lacey, Washington; Gonzales, Louisiana; Hammond, Indiana; Post Falls, Idaho; Adairsville, Georgia; Montreal, Canada; Wheat Ridge, Colorado and East Rutherford, New Jersey.

     In addition to the cash commitments for capital expenditures and economic development bonds as discussed in the analysis of cash flows section, we have entered into certain lease agreements for retail locations. We have entered into four leases as of December 30, 2006. One of these leases is a capital lease and is anticipated to be recorded in fiscal 2007 when the lease commences. The other three leases are operating leases. In fiscal 2006, we began recognizing rent expense for two of these leases, which is included in selling, general and administrative expenses. Certain of these leases include tenant allowances that will be amortized over the life of the lease. We will receive tenant allowances in the amounts of $15.0 million and $25.7 million 2007 and 2008, respectively. These long-term leases include options to renew with total terms, including extensions, varying from 10 to 70 years. Some of these leases for constructed assets contain customary conditions of performance by other parties.

     Grants. Under various grant programs, state or local governments provide funding for certain costs associated with developing and opening a new destination retail store. We generally have received grant funding in exchange for commitments, such as assurance of agreed employment and wage levels at our destination retail stores or that the destination retail store will remain open, made by us to the state or local government providing the funding. The commitments typically phase out over approximately five to 10 years. If we fail to maintain the commitments during the applicable period, the funds we received may have to be repaid or other adverse consequences may arise, which could affect our cash flows and profitability. As of December 30, 2006 and December 31, 2005, the total amount of grant funding subject to a specific contractual remedy was $14.4 million and $16.6 million, respectively.

     Economic Development Bonds. Through economic development bonds, the state or local government sells bonds to provide funding for land acquisition, readying the site, building infrastructure and related eligible expenses associated with the construction and equipping of our destination retail stores. Generally, we have been the sole purchaser of these bonds. The bond proceeds that are received by the governmental entity are then used to fund the construction and equipping of new destination retail stores and related infrastructure development. While purchasing these bonds involves an initial cash outlay by us in connection with a new store, some or all of these costs can be recaptured through the repayments of the bonds. The payments of principal and interest on the bonds are typically tied to sales, property or lodging taxes generated from the store and, in some cases, from businesses in the surrounding area, over periods which range between 20 and 30 years. In addition, some of the bonds that we have purchased may be repurchased for par value by the governmental entity prior to the maturity date of the bonds. However, the governmental entity from which we purchase the bonds is not otherwise liable for repayment of principal and interest on the bonds to the extent that the associated taxes are insufficient to pay the bonds. In one location, the bonds will become subordinated to other bonds associated with the development if we fail to continue to operate the store over a prescribed period. After purchasing the bonds, we typically carry them on our consolidated balance sheet as “available for sale” marketable securities and value them based upon management’s projections of the amount of tax revenue expected to be generated to support principal and interest payments on the bonds. We have limited experience in valuing these bonds and, because of the unique features of each project, there is no independent market data for valuation of these types of bonds. If sufficient tax revenue is not generated by the subject properties, we will not receive scheduled payments and will be unable to realize the full value of the bonds carried on our consolidated balance sheet. See “—Critical Accounting Policies and Use of Estimates – Economic Development Bonds” and “Risk Factors –Risks Related to our Merchandising Business—The failure of properties to generate sufficient taxes to amortize the economic development bonds owned by us that relate to the development of such properties would have an adverse impact on our cash flows and profitability.” As of December 30, 2006 and December 31, 2005, we carried $116.2 million and $144.5 million, respectively, of economic development bonds on our consolidated balance sheet.

     The negotiation of these economic development arrangements has been important to our destination retail store expansion in the past, and we believe these arrangements will continue to be an important factor in our destination retail store expansion strategy because they allow us to avoid or recapture a portion of the costs involved with opening a new store. If similar packages are unavailable in the future or the terms are not as favorable to us, our return on investment in new stores would be adversely affected.

Securitization of Credit Card Loans

     Our Financial Services segment historically has funded most of its growth in credit card loans through an asset securitization program. Asset securitization is a practice commonly used by credit card issuers to fund credit card loans at attractive rates. The bank enters into asset securitization transactions, which involve the two-tier sale of a pool of credit card loans from the bank to a wholly owned special purpose entity, and from that wholly owned special purpose entity to a second special purpose entity that is organized as a trust. The trust is administered by an independent trustee. Because the trust qualifies as a “qualified special purpose entity” within the meaning of Statement of Financial Accounting Standards No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (“FAS 140”), its assets and liabilities are not consolidated in our balance sheet in accordance with FAS 140.

     The trust issues to outside investors various forms of certificates and notes each of which has an undivided interest in the assets of the trust. The trust pays to the holders of the certificates and notes a portion of future scheduled cash flows under preset terms and conditions, the receipt of which is dependent upon cash flows generated by the underlying performance of the assets of the trust.

     We retain a “transferor’s interest” in the securitized loans, which ranks equal with the investor certificates and notes; an “interest-only strip,” which represent the right to receive excess cash available after repayment of all amounts to the investors; servicing rights; cash reserve accounts in some cases and Class B securities in one of the securitizations. Neither the investors nor the trust have recourse against us beyond the assets of the trust, other than for breaches of certain customary representations, warranties and covenants and minimum account balance levels which must be maintained to support our retained interests. These representations, warranties, covenants, and the related indemnities, do not protect the trust or the outside investors against credit-related losses on the loans.

     In accordance with FAS 140, we record our interest-only strips as an asset at fair value, which is an amount equal to the estimated present value of cash flows to be received by us over the expected outstanding period of the loans. These cash flows essentially represent finance charges and late fees in excess of the amounts paid to certificate and note holders, credit losses, and servicing and administration fees. We use certain valuation assumptions related to the average lives of the loans sold and anticipated credit losses, as well as the appropriate market discount rate, in determining the estimated present value of the interest-only strips. Changes in the average life of the loans sold, discount rate, and credit-loss percentage could adversely impact the actual value of the interest-only strips. Accordingly, actual results could differ materially from the estimates, and changes in circumstances could result in significant future changes to the assumptions currently being used.

     Gains on securitization transactions, fair value adjustments and earnings on our securitizations are included in consolidated revenue in the consolidated statement of income and the cash reserve accounts, Class B securities and the interest-only strips are included on our consolidated balance sheet as “retained interests in securitized loans.” All of the bank’s securitization transactions are currently accounted for as sale transactions. As a result, the loans relating to those pools of assets are not reflected on our consolidated balance sheet, other than our transferor’s interest, cash reserve accounts, Class B securities and interest-only strips.

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

     We sell our credit card loans in the ordinary course of business through a commercial paper conduit program and longer term fixed and floating rate securitization transactions. In a conduit securitization, our credit card loans are converted into securities and sold to commercial paper issuers, which pool the securities with those of other issuers. The amount securitized in a conduit structure is allowed to fluctuate within the terms of the facility, which may provide greater flexibility for liquidity needs. The total amounts and maturities for our credit card securitizations as of the end of fiscal year 2006 were as follows:

		Initial
Series	Type	Amount	Interest Rate	Expected Final Maturity
(Dollars in Thousands)
Series 2003-I	Term	$300,000	Floating (1)	January 2008
Series 2004-I	Term	$75,000	Fixed	March 2009
Series 2004-II	Term	$175,000	Floating	March 2009
Series 2005-I	Term	$140,000	Fixed	October 2010
Series 2005-I	Term	$110,000	Floating	October 2010
Series 2006-III	Term	$250,000	Fixed	October 2011
Series 2006-III	Term	$250,000	Floating	October 2011
Series 2006-I	Variable Funding	$300,000	Floating	July 6, 2007
____________________

(1)	The trust has entered into an agreement to convert the floating rate certificate into a fixed rate obligation.

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

Certificates of Deposit

     We utilize certificates of deposit to partially finance the operating activities of our bank. Our bank issues certificates of deposit in a minimum amount of $100,000 in various maturities. As of December 30, 2006, we had $102.2 million of certificates of deposit outstanding with maturities ranging from January 2007 to April 2016 and with a weighted average effective annual fixed rate of 4.92% . Certificate of deposit borrowings are subject to regulatory capital requirements.

Credit Facilities and Other Indebtedness

     We are party to a credit agreement that provides for a $325.0 million unsecured revolving credit facility that expires on June 30, 2010. The credit facility may be increased to $450.0 million upon our request and the consent of the banks party to the credit agreement. The credit agreement permits the issuance of up to $150.0 million in letters of credit and standby letters of credit, the nominal amount of which are applied against the overall credit limit available under the credit facility. During the term of the facility, we are required to pay a quarterly facility fee, which ranges from 0.10% to 0.25% of the average daily unused principal balance on the line of credit. Interest on advances is calculated at the greater of (i) U.S. Bank National Association’s prime rate, (ii) the average rate on the federal funds rate in effect for the day plus one-half of one percent or (iii) the Eurodollar rate of interest plus a margin (which adjusts based upon certain financial ratios we achieve) and ranges from 0.65% to 1.35% . The weighted average interest rate for borrowings on the line of credit was 5.84% during fiscal year 2006. There were no principal borrowings outstanding under the credit facility as of December 30, 2006. The average outstanding amount of letters of credit during fiscal 2006 was $54.6 million. The average principal amount outstanding during fiscal 2006 was $6.9 million. Our total remaining borrowing capacity under the credit facility as of December 30, 2006, after subtracting outstanding letters of credit of $41.3 million, and standby letters of credit of $13.3 million, was $270.4 million. The credit agreement requires that we comply with several financial and other covenants, including requirements that we maintain the following financial ratios as set forth in the credit agreement:

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

  A cash flow leverage ratio of no more than 3.00 to 1.00 as of the last day of any fiscal quarter for the twelve month period ending on that day. The cash flow leverage ratio is defined as adjusted coverage indebtedness (average indebtedness of the Company on a consolidated basis for the preceding four fiscal quarters determined in accordance with GAAP excluding: (a) liabilities of WFB, (b) long term deferred compensation, (c) long term deferred taxes, (d) any current liabilities (other than coverage indebtedness), and (e) deferred grant income) to EBITDA. Our credit agreement defines EBITDA as net income before deductions for income taxes, interest expense, depreciation and amortization, all as determined on aconsolidated basis in accordance with GAAP.

  A minimum tangible net worth of no less than $350 million plus 50% of positive consolidated net income on a cumulative basis for each fiscal year beginning with the fiscal year ended 2006 as of the last day of any fiscal quarter. Tangible net worth is equity less intangible assets.

     The credit agreement also contains cross default provisions to other outstanding debt. In the event we fail to comply with these covenants, a default is triggered. In the event of default, all outstanding letters of credit and all principal and outstanding interest would immediately become due and payable.

     In addition, our new credit agreement includes a limitation that we may not pay dividends to our stockholders in excess of 50% of our prior year’s consolidated EBITDA and a provision that permits acceleration by the lenders in the event there is a change in control. Our credit agreement defines “EBITDA” to mean our net income before deductions for income taxes, interest expense, depreciation and amortization. Based upon this EBITDA calculation for fiscal 2006, dividends would not be permissible in 2007 in excess of $99.5 million. Our credit agreement defines a “change in control” to mean any of the following circumstances: (a) we cease to own, directly or indirectly, 100% of the shares of each class of the voting stock or other equity interest of each other borrower that has or has had total assets in excess of $10.0 million; (b) the acquisition or ownership, directly or indirectly, beneficially or of record, by any person or group (within the meaning of the Securities Exchange Act of 1934 and the rules of the Securities and Exchange Commission thereunder as in effect on July 15, 2005), of equity interests representing more than 25.0% of the aggregate ordinary voting power represented by our issued and outstanding equity interests (other than equity interests held by Richard N. Cabela or James W. Cabela or a group controlled by Richard N. Cabela or James W. Cabela); or (c) occupation of a majority of the seats (other than vacant seats) on our board of directors by persons who were neither (i) nominated by our board of directors nor (ii) appointed by directors so nominated. Our credit agreement provides that all loans or deposits from us or any of our subsidiaries to our bank cannot exceed $75.0 million in the aggregate at any time when loans are outstanding under the revolving credit facility.

     We are party to inventory financing agreements that allow certain vendors providing boat and all terrain vehicle merchandise to give us extended payment terms. The vendors are responsible for all interest payments for the financing period and the financing company holds a security interest in the specific inventory we hold. Our revolving credit facility limits this security interest to $20.0 million. We record this merchandise in inventory with an offsetting liability in accounts payable in the consolidated balance sheet. The loans and payments are reflected in the financing section of our consolidated cash flow statements as advances and payments on lines of credit. The extended payment terms to the vendors do not exceed one year. The outstanding liability under the inventory financing agreements was $9.8 million at the end of fiscal 2006.

     Our bank has an unsecured uncommitted federal funds purchase agreement with a financial institution. The maximum amount of funds that can be outstanding is $25.0 million of which no amounts were outstanding at December 30, 2006. Our bank also has an unsecured uncommitted federal funds purchase agreement with another financial institution. The maximum amount of funds which can be outstanding is $60.0 million of which $6.5 million was outstanding at December 30, 2006.

     In addition to our credit facilities, we have accessed the private placement debt markets. At the end of fiscal 2006, we had three such note issuances outstanding. On February 27, 2006, we issued $215.0 million in unsecured notes, with principal payable in full in ten years and interest payable semiannually at a rate of 5.99%. These notes require that we comply with several financial and other covenants, including requirements that we maintain the following financial ratios as set forth in the note purchase agreements:

  A consolidated adjusted net worth in an amount not less than the sum of (i) $350 million plus (ii) 25% of positive consolidated net earnings on a cumulative basis for each fiscal year beginning with fiscal year 2005.

  A fixed charge coverage ratio (the ratio of consolidated cash flow to consolidated fixed charges for each period of four consecutive fiscal quarters) of no less than 2.00 to 1.00 as of the last day of any fiscal quarter.

  A consolidated funded debt to total funded capitalization of no more than 60%.

     In 2002, we issued $125.0 million in senior unsecured notes bearing interest at a fixed rate of 4.95% and payable in annual installments of $25.0 million. The principal balance on these notes at December 30, 2006, was $75.0 million. As of December 30, 2006, we were in compliance with all financial covenants under our credit agreements and unsecured notes.

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

Contractual Obligations and Commercial Commitments

     The following tables provide summary information concerning our future contractual obligations and commercial commitments as of fiscal year end 2006.

Contractual Obligations

	2007	2008	2009	2010	2011	Thereafter	Total
	(In Thousands)
Long-term debt	$26,636	$26,573	$26,463	$548	$499	$216,715	$297,434
Interest payments(1)	17,880	16,515	15,142	13,810	13,767	76,052	153,166
Capital lease obligation(2)	1,000	1,000	1,000	1,000	1,000	24,382	29,382
Operating leases(3)	5,089	3,092	2,320	1,976	1,997	29,504	43,978
Time deposits by maturity	33,401	15,300	14,695	19,300	19,000	500	102,196
Obligations under new store and
expansion arrangements(4)	209,863	103,164	3,639	3,818	2,847	28,404	351,735
Purchase obligations(5)	370,794	70,582	30,778	1,835	567	—	474,556
Deferred compensation	110	36	—	—	—	5,028	5,174
Total	$664,773	$236,262	$94,037	$42,287	$39,677	$380,585	$1,457,621
____________________

(1)	These amounts do not include estimated interest payments due under our revolving credit facility described below in “-Other Commercial Commitments” because the amount that will be borrowed under this facility in future years is uncertain.

(2)	The capital lease obligation is for the lease of our Wheeling, West Virginia distribution center which runs through June 2036.

(3)	Includes amounts due under operating leases for our Boise, Idaho destination retail store that opened in fiscal 2006 and another destination retail store that will be opened in fiscal 2007.

(4)	Obligations under new store and expansion arrangements include approximately $292.0 million of contractual obligations, including the purchase of bonds, associated with eight of our destination retail stores scheduled to open in 2007 and 2008, obligations under economic development bonds and the estimated future obligations of a capital lease.

(5)	Our purchase obligations relate primarily to purchases of inventory, shipping and other goods and services in the ordinary course of business under binding purchase orders or contracts. The amount of purchase obligations shown is based on assumptions regarding the legal enforceability against us of purchase orders or contracts we had outstanding as of fiscal year end 2006. Under different assumptions regarding our rights to cancel our purchase orders or different assumptions regarding the enforceability of the purchase orders under applicable laws, the amount of purchase obligations shown in the preceding table would be less.

     The preceding table does not include any amounts for contractual obligations associated with our Lacey, Washington; Hammond, Indiana; Adairsville, Georgia; and Montreal, Canada; destination retail stores, which are in the process of negotiations. Certain contractual aspects of these locations are still being negotiated and will be subject to customary conditions to closing. We expect the total cost of each of these destination retail stores, including the cost of economic development bonds, to fall in the estimated range of $30 to $50 million each. We expect to incur the majority of the costs for these locations in 2007 and 2008.

Other Commercial Commitments

	2007	2008	2009	2010	2011	Thereafter	Total
	(In Thousands)
Revolving line of credit(1)	$—	—	—	—	—	—	$—
Revolving line of credit for boat
and ATV inventory(2)	9,829	—	—	—	—	—	9,829
Bank – federal funds(3)	6,491	—	—	—	—	—	6,491
Letters of credit	41,257	—	—	—	—	—	41,257
Standby letters of credit	13,325	—	—	—	—	—	13,325
Total	$70,902	—	—	—	—	—	$70,902
____________________

(1)	Our credit agreement allows for maximum borrowings of $325.0 million including lender letters of credit and standby letters of credit. As of fiscal year end 2006, the total amount available for borrowing under this revolving line of credit, including lender letters of credit and standby letters of credit, was $270.4 million.

(2)	The line of credit for boat and ATV financing is limited by the aforementioned $325.0 million revolving line of credit to $20.0 million of secured collateral.

(3)	The maximum amount that can be borrowed on the federal funds agreements is $85.0 million.

Off-Balance Sheet Arrangements

     Operating Leases. We lease various items of office equipment and buildings. Rent expense for these operating leases is recorded in selling, general and administrative expenses of the consolidated statements of income. Future obligations are shown in the preceding contractual obligations table.

     Credit Card Limits. The bank bears off-balance sheet risk in the normal course of its business. One form of this risk is through the bank’s commitment to extend credit to cardholders up to the maximum amount of their credit limits. The aggregate of such potential funding requirements totaled $9.5 billion as of December 30, 2006 and $7.5 billion as of December 31, 2005, which amounts were in addition to existing balances cardholders had at such dates. These funding obligations are not included on our consolidated balance sheet. While the bank has not experienced, and does not anticipate that it will experience, a significant draw down of unfunded credit lines by customers, a significant draw down would create a cash need at the bank which likely could not be met by our available cash and funding sources. The bank has the right to reduce or cancel these available lines of credit at any time.

     Securitizations. As previously described under “-Securitization of Credit Card Loans,” all of the bank’s securitization transactions have been accounted for as sales transactions and the credit card loans relating to those pools of assets are not reflected in our consolidated balance sheet.

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

     Based on these various restrictions, and assuming the same net profit levels in 2007 as in 2006, the bank would not be permitted to pay us more than $46.5 million in dividends during 2007. The bank had $74.4 million in retained earnings at the end of 2006. Due to minimum capital requirements under banking laws and the Visa membership rules, we may be required from time to time to infuse additional capital into the bank so the bank can continue to fund its credit card portfolio growth.

Shelf Registration

     On September 2, 2005, we filed a Form S-3 Registration Statement to register 6,252,768 shares of common stock. We will not receive any of the proceeds from the sale of shares of common stock in this offering. The timing and amount of any sale are within the sole discretion of the selling stockholders named in the prospectus contained in the Form S-3 Registration Statement or any amendment to the Form S-3 Registration Statement or supplement to the prospectus contained in the Form S-3 Registration Statement.

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

Merchandising Revenue Recognition

     Revenue is recognized for retail sales at the time of the sale in the store. For direct sales, revenue is recognized when the merchandise is delivered to the customer, with the time of delivery being based on our estimate of shipping time from our distribution facility to the customer. We record a reserve for estimated product returns in each reporting period. The amount of this reserve is based upon our historical return experience and our future expectations. If our estimates for these returns are too low, and we receive more returns than we estimated, we would have a significant mismatching of revenue and expenses in the following period. Shipping fees charged to customers are included in revenue and shipping costs are included in cost of revenue. Gift certificates and gift cards (“gift instruments”) are recorded in revenue as the gift instruments are redeemed for merchandise. The gift instruments are recorded as a liability prior to their redemption. The Company records breakage as revenue related to its gift instruments using a specific identification approach. Breakage is recognized as revenue when the probability of redemption, which is based on Company historical gift instrument redemption patterns, is remote.

Inventories

     Merchandise inventories, net of allowances for shrink, returned or damaged goods and obsolescence, are stated at the lower of cost or market. Cost is determined using the last-in first-out method, or LIFO, for all inventories except for those inventories owned by our wholly-owned subsidiaries Van Dyke Supply Company, Inc. and Wild Wings, LLC, which use the first-in, first-out method. We use a dollar value, link chain method in calculating LIFO. Current year prices are determined using an internally developed index applying the first purchase price method. We estimate a provision for shrink based on historical cycle count adjustments and periodic physical inventories. These estimates may vary significantly due to a variety of internal and external factors. The allowance for damaged goods from returns is estimated based on historical experience. Most items that are returned and slightly damaged are sent to our Retail segment, marked down and sold. We also reserve our inventory for obsolete or slow moving inventory based on inventory aging reports and, in certain cases, by specific identification of slow moving or obsolete inventory. The aged inventory is grouped and analyzed in various categories, with particular attention given to fashion-sensitive categories. All categories that are subject to obsolescence are reserved for based upon management’s estimates, which estimates reflect past experience and management’s assessment of future merchandising trends. Our most fashion-

sensitive categories of merchandise are apparel and footwear. However, a significant percentage of our inventory has a low fashion component, such as hunting, camping, and fishing gear. Slow moving inventory is marked down and sold in the Bargain Cave section of our merchandising business.

Catalog Amortization

     Prepaid catalog expenses consist of internal and third party incremental direct costs incurred in the development, production and circulation of our direct mail catalogs. These costs are primarily composed of creative design, prepress/production, paper, printing, postage and mailing costs relating to the catalogs. All such costs are capitalized as prepaid catalog expenses and are amortized over their expected period of future benefit or twelve months, whichever is shorter. Such amortization is based upon sales lag pattern forecasts, which are developed using similar prior catalog offerings as a guide. Prepaid catalog expenses are evaluated for realizability at each reporting period by comparing the carrying amount associated with each catalog to actual sales data and to the estimated probable remaining future revenue (net revenue less merchandise cost of goods sold, selling expenses and catalog completions costs) associated with that catalog. If the carrying amount is in excess of the estimated probable remaining future revenue, the excess is expensed in the reporting period. At the end of fiscal years 2006 and 2005, we had $34.9 million and $37.0 million, respectively, capitalized for catalog costs.

Economic Development Bonds

     Debt and equity securities with readily determinable fair values are classified as “available-for-sale” and recorded at fair value, with unrealized gains and losses, net of related income taxes, excluded from earnings and reported in accumulated other comprehensive income (loss). Declines in the fair value of available-for-sale securities below cost that are deemed to be other than temporary are reflected in earnings as realized losses. At the time we purchase these bonds we make estimates of the discounted future cash flow streams they are expected to generate in the form of interest and principal payments. Because these cash flows are based primarily on future property or sales tax collections at our facilities and other facilities (which in many cases may not yet be operating), these estimates are inherently subjective and the probability of ultimate realization is highly uncertain. Any excess of par value over fair value of bonds acquired as part of the destination retail store construction are allocated to the basis of the store. Each reporting period we review the assumptions underlying the recorded valuation of these bonds to determine whether changes in actual or anticipated tax collections or other factors suggest that the bonds have become permanently impaired. Future property tax revenue is estimated using management’s current knowledge and assessment of known construction projects and the likelihood of additional development or land sales at the relevant sites. Future sales tax revenue is estimated generally using historical same store sales and projected increases for similar retail stores. Any declines in the fair value of held-to-maturity and available-for-sale bonds and securities below cost that are deemed to be other than temporary are reflected in earnings as realized losses. Gains and losses on the sales of securities are recorded on the trade date and determined using the specific identification method.

Asset Securitization

     We use securitization of our credit card loans as one source to meet our funding needs for our Financial Services business. We account for our securitization transactions in accordance with FAS 140. When we securitize credit card loans, we retain certain interests in the loans, including an interest-only strip receivable; transferor’s interest; servicing rights; and in some cases cash reserve accounts and Class B securities. The interest-only strip receivable represents the contractual right to receive from the trust interest and other revenue less certain costs over the estimated life of the securitized loans. The most significant estimates of the bank related to the interest-only strips on the securitized loans.

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

     Note 2 to our audited consolidated financial statements provides further detail regarding the assumptions and estimates used in determining the fair value of the interest-only strip receivable and its sensitivities to adverse changes.

Impact of Recently Issued Accounting Pronouncements

     Effective January 1, 2006, we adopted the provisions of FAS No. 123 (revised 2004), Share-Based Payment (“FAS 123R”), which requires the measurement and recognition of compensation expense in the financial statements for all share-based payment awards to employees and directors including employee stock option awards and employee stock purchases under an employee stock purchase plan. We adopted FAS 123R using the modified prospective transition method, therefore, prior fiscal year amounts will not be restated. Under this method, in accordance with the provisions of FAS 123R, we are recognizing compensation expense for (i) equity awards issued after January 1, 2006, based on grant date estimated fair value on a straight-line basis over the requisite service period for the entire award, and (b) all awards granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees. The cumulative effect of the adoption of FAS 123R related to estimating forfeitures of outstanding awards was not significant. In addition to the recognition of expense in the consolidated financial statements, FAS 123R also requires that the cash retained resulting from tax deductions in excess of the cumulative compensation cost recognized for share-based arrangements be presented as a financing activity inflow in the consolidated statements of cash flows on a prospective basis.

     As a result of the adoption of FAS 123R, our consolidated net income for fiscal year 2006 includes compensation expense of approximately $3.6 million ($2.3 million after-tax, or $.03 per diluted share). This share-based compensation expense is recorded as a component of selling, general and administrative expenses in the consolidated statement of income. For fiscal 2006, the excess tax benefit from stock option exercises totaling $495 is presented in financing activities in the consolidated statement of cash flows.

     Prior to January 1, 2006, as permitted by FAS 123, Accounting for Stock-Based Compensation (“FAS 123”), we accounted for stock-based payments under the provisions of APB Opinion No. 25 and related interpretations We also had adopted the disclosure-only provisions of FAS 123, whereby we disclosed the pro forma net income and earnings per share as if the Company had applied the fair value recognition provisions to its share-based payment awards.

     In fiscal 2006, SEC Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”) became effective for the Company. SAB 108 requires that registrants quantify errors using both a balance sheet approach and an income statement approach and then evaluate whether either approach results in a misstated amount that, when all relevant quantitative and qualitative factors are considered, is material. The adoption of this bulletin did not have a material effect on the Company’s financial position or results of operations.

     In June 2006, the EITF Task Force reached a consensus on Issue No. 06-3, How Taxes Collected From Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation). EITF 06-3 concluded that entities should present taxes imposed concurrently on a specific revenue-producing transaction between a seller and a customer in the income statement on either a gross or a net basis based on their accounting policy. Disclosure is required if such taxes are significant and presented on a gross basis. This disclosure is effective for financial statement presentations beginning after December 15, 2006, or beginning in fiscal 2007 for the Company. We do not believe that this statement will have a material effect on the Company’s financial position or results of operations.

     On July 13, 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109 (“FIN 48”) which prescribes a recognition threshold and measurement attribute, as well as criteria for subsequently recognizing, derecognizing and measuring uncertain tax positions for financial statement purposes. FIN 48 also requires expanded disclosure with respect to the uncertainty in income tax assets and liabilities. FIN 48 is effective for fiscal years beginning after December 15, 2006, or beginning in fiscal 2007 for the Company. We have determined that this statement will not have a material effect on the Company’s financial position or results of operations.

     In February 2006, the FASB issued FAS No. 155, Accounting for Certain Hybrid Financial Instruments – an amendment to FASB Statements No. 133 and 140 (“FAS 155”) to address issues which had arisen related to FAS No.133, Accounting for Derivative Instruments and Hedging Activities. FAS 155 allows, among other provisions, a company to elect fair value measurement of instruments in cases in which a derivative would otherwise have to be bifurcated. FAS 155 is effective for all financial instruments acquired, issued or subject to a remeasurement (new basis) event after the beginning of an entity’s first fiscal year beginning after September 15, 2006, or beginning in fiscal 2007 for the Company. We do not believe that the adoption of the provisions of this statement will have a material effect on the Company’s financial position or results of operations.

     In March 2006, the FASB issued FAS No. 156, Accounting for Servicing of Financial Assets – an amendment of FASB Statement No. 140 (“FAS 156”). FAS 156 requires that an entity separately recognize a servicing asset or servicing liability when it undertakes an obligation to service a financial asset under a servicing contract in certain situations. Such servicing assets or servicing liabilities are required to be initially measured at fair value, if practicable. FAS 156 also allows an entity to choose one of two methods when subsequently measuring its servicing assets and servicing liabilities: (1) the amortization method or (2) the fair value measurement method This statement is effective as of the beginning of an entity’s first fiscal year that begins after September 15, 2006, or beginning in fiscal 2007 for the Company. We do not believe that the adoption of the provisions of this statement will have a material effect on the Company’s financial position or results of operations.

     In September 2006, the FASB issued FAS No. 157, Fair Value Measurements (“FAS 157”). This statement enhances existing guidance for measuring and disclosing the fair value of assets and liabilities for more consistency and comparability. FAS 157 provides a single definition of fair value, together with a framework for measuring it, and requires expanded disclosures to provide information about the extent to which fair value is used to measure assets and liabilities, the methods and assumptions used to measure fair value, and the effect of fair value measures on earnings. FAS 157 is effective for financial statements issued in fiscal years beginning after November 15, 2007. We do not believe that the adoption of the provisions of this statement will have a material effect on the Company’s financial position or results of operations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We are exposed to interest rate risk through our bank’s operations and, to a lesser extent, through our merchandising operations. We also are exposed to foreign currency risk through our merchandising operations.

Financial Services Interest Rate Risk

     Interest rate risk refers to changes in earnings or the net present value of assets and off-balance sheet positions less liabilities (termed “economic value of equity”) due to interest rate changes. To the extent that interest income collected on managed loans and interest expense do not respond equally to changes in interest rates, or that rates do not change uniformly, securitization earnings and economic value of equity could be affected. Our net interest income on managed credit card loans is affected primarily by changes in short term interest rate indices such as LIBOR and prime rate. The variable rate credit card loans are indexed to the prime rate. Securitization certificates and notes are indexed to LIBOR-based rates of interest and are periodically repriced. Certificate of deposits are priced at the current prevailing market rate at the time of issuance. We manage and mitigate our interest rate sensitivity through several techniques, but primarily by modifying the contract terms with our cardholders, including interest rates charged, in response to changing market conditions. Additional techniques we use include managing the maturity, repricing and distribution of assets and liabilities by issuing fixed rate securitization certificates and notes and by entering into interest rate swaps to hedge our fixed rate exposure from interest strips. The table below shows the mix of account balances at each interest rate at fiscal year end 2006, 2005 and 2004.

	Fiscal Year
	2006	2005	2004
As a percentage of total balances outstanding
Balances carrying interest rate based upon the national prime lending rate	60.2%	58.0%	57.2%
Balances carrying an interest rate of 9.99%	3.3%	3.0%	3.1%
Balances carrying an interest rate of 0.00%	0.1%	0.1%	0.1%
Balances not carrying interest because their previous month’s balance was paid in full	36.4%	38.9%	39.6%

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

     Management has performed an interest rate gap analysis to measure the effects of the timing of the repricing of our interest sensitive assets and liabilities. Based on this analysis, we believe that if there had been an immediate 100 basis point, or 1.0%, increase in the market rates for which our assets and liabilities are indexed during the next twelve months, our projected operating results would not be materially affected. Management also has performed a projected interest rate gap analysis for the same future twelve month period to measure the effects of a change in the spread between the prime interest rate and the LIBOR interest rate. Based on this analysis, we believe that an immediate 50 basis point, or 0.5%, decrease or increase in this spread would cause a decrease or increase, respectively, of $5.3 million on the projected pre-tax income of our Financial Services segment over the next twelve months, which could have a material effect on our operating results.

Merchandising Business Interest Rate Risk

     One of our economic development bond agreements is priced at a variable interest rate with its base rate tied to the prime rate and adjusted annually in November. However, portions of these bonds were retired in June 2006 and the interest rates were renegotiated. The remainder of these particular economic development bonds had a balance of $42.9 million at the end of fiscal 2006. We have received notification from the bond trustee that it intends to retire the remainder of this issuance in 2007. We expect this issuance to be retired prior to November 2007 and therefore do not believe that a decrease in the prime rate will have a material effect on our pre-tax income.

     The interest payable on our line of credit is based on variable interest rates and therefore affected by changes in market interest rates. If interest rates on existing variable rate debt increased 1.0%, our interest expense and results from operations and cash flows could be materially affected.

Foreign Currency Risk

     We purchase a significant amount of inventory from vendors outside of the United States in transactions that are primarily U.S. dollar transactions. A small percentage of our international purchase transactions are in currencies other than the U.S. dollar. Any currency risks related to these transactions are immaterial to us. A decline in the relative value of the U.S. dollar to other foreign currencies could, however, lead to increased merchandise costs.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The information under the heading “Quarterly Results of Operations for Fiscal Years 2006 and 2005 and Seasonal Influences” in Item 7 of Part II of this report under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” is incorporated herein by reference.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Cabela’s Incorporated and Subsidiaries
Sidney, Nebraska

We have audited the accompanying consolidated balance sheets of Cabela’s Incorporated and Subsidiaries (the “Company”) as of December 30, 2006 and December 31, 2005, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 30, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Cabela’s Incorporated and Subsidiaries as of December 30, 2006 and December 31, 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 30, 2006, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 30, 2006, based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 26, 2007 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ Deloitte & Touche LLP

DELOITTE & TOUCHE LLP

Omaha, Nebraska
February 26, 2007

CABELA’S INCORPORATED AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands Except Par Value)

	December 30,	December 31,
	2006	2005
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$172,903	$86,923
Accounts receivable, net of allowance for doubtful accounts of $1,932 and $1,404	43,676	35,342
Credit card loans held for sale (Note 2)	136,072	77,690
Credit card loans receivable, net of allowances of $699 and $536 (Note 2)	16,611	11,968
Inventories	484,414	396,635
Prepaid expenses and deferred catalog costs	42,502	42,725
Other current assets	58,043	42,744
Total current assets	954,221	694,027
PROPERTY AND EQUIPMENT, NET (Note 3)	600,065	459,622
OTHER ASSETS:
Land held for sale or development	20,947	12,599
Retained interests in securitized loans (Note 2)	39,033	34,465
Marketable securities (Note 4)	117,360	145,744
Other	19,604	19,823
Total other assets	196,944	212,631
Total assets	$1,751,230	$1,366,280
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$239,285	$162,305
Unpresented checks net of bank balance	—	21,652
Accrued expenses and other liabilities	72,124	55,941
Gift certificates and credit card reward points (Note 1)	144,210	121,120
Accrued employee compensation and benefits	61,275	60,247
Time deposits (Note 5)	33,401	62,683
Short-term borrowing (Note 6)	6,491	—
Current maturities of long-term debt (Note 7)	26,803	29,049
Income taxes payable	17,267	31,477
Deferred income taxes (Note 9)	17,978	3,994
Total current liabilities	618,834	548,468
LONG-TERM LIABILITIES:
Long-term debt, less current maturities (Note 7)	284,579	90,777
Long-term time deposits (Note 5)	68,795	46,805
Deferred compensation	5,174	7,169
Deferred grant income	9,550	13,018
Deferred income taxes (Note 9)	30,440	20,190
Total long-term liabilities	398,538	177,959
COMMITMENTS AND CONTINGENCIES (Notes 6, 7, 11 and 13)
STOCKHOLDERS’ EQUITY: (Notes 14 and 15)
Preferred stock, $0.01 par value; 10,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.01 par value:
Class A Voting, 245,000,000 shares authorized; 59,556,431 and 56,691,249 shares
issued and outstanding	596	568
Class B Non-voting, 245,000,000 shares authorized: 5,807,305 and 8,073,205 shares
issued and outstanding	58	80
Additional paid-in capital	247,741	239,868
Retained earnings	485,148	399,363
Accumulated other comprehensive income (loss), net	315	(26)
Total stockholders’ equity	733,858	639,853
Total liabilities and stockholders’ equity	$1,751,230	$1,366,280

See notes to consolidated financial statements.

CABELA’S INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Dollars in Thousands Except Earnings Per Share)

		Fiscal Years
	2006	2005	2004
REVENUE:
Merchandise sales	$1,908,801	$1,664,272	$1,474,415
Financial services revenue	137,423	105,831	69,060
Other revenue	17,300	29,558	12,499
Total revenue	2,063,524	1,799,661	1,555,974
COST OF REVENUE:
Cost of merchandise sales	1,199,851	1,044,028	918,206
Cost of other revenue	4,548	20,294	7,459
Total cost of revenue (exclusive of depreciation and
amortization)	1,204,399	1,064,322	925,665
SELLING, GENERAL AND ADMINISTRATIVE
EXPENSES	715,380	620,376	533,094
OPERATING INCOME	143,745	114,963	97,215
OTHER INCOME (EXPENSE):
Interest income	1,821	672	601
Interest expense	(17,947)	(10,928)	(8,178)
Other income, net (Note 8)	9,637	10,663	10,443
Total other income (expense)	(6,489)	407	2,866
INCOME BEFORE PROVISION FOR INCOME TAXES	137,256	115,370	100,081
PROVISION FOR INCOME TAXES (Note 9)	51,471	42,801	35,085
NET INCOME	$85,785	$72,569	$64,996
EARNINGS PER COMMON SHARE (Note 1):
Basic	$1.32	$1.12	$1.06
Diluted	$1.29	$1.10	$1.03
WEIGHTED AVERAGE SHARES OUTSTANDING (Note 1):
Basic	65,221,339	64,668,973	61,277,352
Diluted	66,643,856	66,268,374	63,277,400

See notes to consolidated financial statements.

CABELA’S INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME
(Dollars in Thousands)

					Accumulated
	Common		Additional		Other
	Stock	Common	Paid-In	Retained	Comprehensive		Comprehensive
	Shares	Stock	Capital	Earnings	Income (Loss)	Total	Income
BALANCE, beginning of fiscal 2004	56,604,810	$566	$109,437	$261,798	$714	$372,515
Comprehensive income (Note 15):
Net income	—	—	—	64,996	—	64,996	$64,996
Unrealized gain on marketable securities,
net of taxes of $1,216	—	—	—	—	2,207	2,207	2,207
Derivative adjustment, net of tax
benefit of $113	—	—	—	—	(205)	(205)	(205)
Total comprehensive income							$66,998
Issuance of common stock, net of
transaction costs	6,250,000	63	114,156	—	—	114,219
Repurchase of common stock	(95,420)	(1)	(1,272)	—	—	(1,273)
Stock based compensation (Note 14)	—	—	1,674	—	—	1,674
Employee stock purchase plan issuances	22,824	—	494	—	—	494
Exercise of employee stock options	1,785,966	18	9,747	—	—	9,765
Tax benefit of employee stock option
exercises	—	—	1,962	—	—	1,962

BALANCE, end of fiscal 2004	64,568,180	646	236,198	326,794	2,716	566,354
Comprehensive income (Note 15):
Net income	—	—	—	72,569	—	72,569	$72,569
Unrealized loss on marketable securities,
net of tax benefit of $1,428	—	—	—	—	(2,584)	(2,584)	(2,584)
Derivative adjustment, net of
tax benefit of $88	—	—	—	—	(158)	(158)	(158)
Total comprehensive income							$69,827
Stock based compensation (Note 14)	—	—	941	—	—	941
Employee stock purchase plan issuances	106,897	1	1,772	—	—	1,773
Exercise of employee stock options	89,377	1	745	—	—	746
Tax benefit of employee stock option
exercises	—	—	212	—	—	212

BALANCE, end of fiscal 2005	64,764,454	648	239,868	399,363	(26)	639,853
Comprehensive income (Note 15):
Net income	—	—	—	85,785	—	85,785	$85,785
Unrealized gain on marketable securities,
net of taxes of $187	—	—	—	—	311	311	311
Derivative adjustment, net of
taxes of $19	—	—	—	—	30	30	30
Total comprehensive income							$86,126
Stock based compensation (Note 14)	—	—	3,462	—	—	3,462
Employee stock purchase plan issuances	101,336	1	1,643	—	—	1,644
Exercise of employee stock options	497,946	5	2,183	—	—	2,188
Tax benefit of employee stock option
exercises	—	—	585	—	—	585

BALANCE, end of fiscal 2006	65,363,736	$654	$247,741	$485,148	$315	$733,858

See notes to consolidated financial statements.

CABELA’S INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)

	Fiscal Years
	2006	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$85,785	$72,569	$64,996
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation	44,665	33,898	28,385
Amortization	894	1,014	1,458
Stock based compensation	3,615	941	1,674
Deferred income taxes	24,030	11,308	(2,379)
Other, net	1,188	(354)	(2,599)
Change in operating assets and liabilities:
Accounts receivable	(11,506)	(3,803)	(2,749)
Proceeds from new securitizations	267,000	237,000	169,000
Origination of credit card loans held for sale, net of collections	(325,382)	(250,671)	(205,006)
Retained interests in securitized loans	(12,818)	(6,492)	(359)
Inventories	(87,779)	(83,633)	(50,239)
Prepaid expenses and deferred catalog costs	390	(11,724)	(259)
Other current assets	(15,364)	(10,973)	1,966
Land held for sale or development	602	5,554	(2,875)
Accounts payable	57,240	51,960	9,302
Accrued expenses and other liabilities	15,821	5,961	5,985
Gift certificates and credit card reward points	23,090	23,878	16,672
Accrued employee compensation and benefits	875	5,322	(2,209)
Income taxes payable	(14,120)	(6,862)	13,413
Deferred compensation	(1,995)	(1,445)	1,366
Deferred grant income	(1,274)	(884)	1,116
Net cash provided by operating activities	54,957	72,564	46,659
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(179,238)	(194,659)	(52,568)
Purchases of marketable securities	(23,397)	(65,077)	(74,492)
Proceeds from retirements of marketable securities	53,000	60,053	—
Maturities of marketable securities	1,065	6,135	4,959
Purchases of short-term investments	(131,225)	(21,000)	(156,825)
Proceeds from sales or maturities of short-term investments	131,225	145,250	112,500
Change in credit card loans receivable, net	(5,308)	(7,479)	(5,313)
Change in cash reserves for retained interests	8,250	750	(7,500)
Other, net	932	(4,590)	8,103
Net cash used in investing activities	(144,696)	(80,617)	(171,136)
CASH FLOWS FROM FINANCING ACTIVITIES:
Change in unpresented checks net of bank balance	(21,652)	(13,001)	(2,135)
Change in time deposits, net	(7,292)	8,829	18,995
Borrowings on lines of credit, inventory financing and short-term borrowing	398,080	554,137	53,106
Repayments on lines of credit, inventory financing and short-term borrowing	(383,203)	(553,116)	(53,106)
Proceeds from issuance of long-term debt	215,000	—	98
Payments on long-term debt	(29,093)	(28,326)	(3,325)
Proceeds from exercise of employee stock options, stock purchase plan and
2004 recapitalization	3,832	2,519	10,259
Excess tax benefits from exercise of stock options	495	—	—
Payment of debt issuance costs	(448)	—	—
Issuance of common stock for initial public offering, net of transaction costs of $3,343	—	—	114,219
Net decrease in employee savings plan	—	—	(1,083)
Repurchase of common stock	—	—	(1,273)
Net cash provided by (used in) financing activities	175,719	(28,958)	135,755

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	85,980	(37,011)	11,278

CASH AND CASH EQUIVALENTS, beginning of fiscal year	86,923	123,934	112,656
CASH AND CASH EQUIVALENTS, end of fiscal year	$172,903	$86,923	$123,934

See notes to consolidated financial statements.

CABELA’S INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Dollars in Thousands Except Share and Per Share Amounts)

1. NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Nature of Business — Cabela’s Incorporated is the World’s Foremost Outfitter of hunting, fishing and outdoor gear. Cabela’s is a retailer and direct merchant, offering its products through regular and special catalog mailings, the Internet and 18 destination retail stores located in 12 states. The products of Cabela’s are sold throughout the United States as well as many foreign countries. World’s Foremost Bank (“WFB”), a wholly-owned bank subsidiary, is a limited purpose bank formed under the Competitive Equality Banking Act of 1987. Due to the limited nature of its charter, the lending activities of WFB are limited to credit card lending and its deposit issuance is limited to time deposits of at least one hundred thousand dollars. The operations of WFB are accounted for in the Company’s Financial Services segment.

     Principles of Consolidation — The consolidated financial statements include the accounts of Cabela’s Incorporated and its wholly owned subsidiaries (the “Company”). All material intercompany accounts and transactions have been eliminated in consolidation.

     Initial Public Offering — On June 30, 2004, the Company closed its initial public offering of 6,250,000 shares of common stock, resulting in net proceeds of $114,219. The Company used $38,088 of the net proceeds to repay the outstanding balance on its open line of credit. The remaining amount was used for capital expenditures and the purchase of economic development bonds related to the construction and opening of new destination retail stores.

     Reporting Year — The fiscal year of the Company ends on the Saturday nearest to December 31. Unless otherwise stated, the fiscal years referred to in the notes to these consolidated financial statements are the 52 weeks ended December 30, 2006 (“fiscal 2006” or “fiscal year ended 2006”), the 52 weeks ended December 31, 2005 (“fiscal 2005” or “fiscal year ended 2005”), and the 52 weeks ended January 1, 2005 (“fiscal 2004” or “fiscal year ended 2004”). The fiscal year of WFB ends on December 31.

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

     Revenue Recognition — Revenue is recognized for retail sales at the time of the sale in the store and for direct sales when the merchandise is delivered to the customer. The Company records a reserve for estimated product returns in each reporting period, which is equal to the gross profit on projected merchandise returns and impairment of merchandise, based on its historical returns experience. Shipping fees charged to customers are included in net revenue and shipping costs are included in cost of revenue. Gift certificates and gift cards (“gift instruments”) are recorded in revenue as the gift instruments are redeemed for merchandise. The gift instruments are recorded as a liability prior to their redemption. The Company records breakage as revenue related to its gift instruments using a specific identification approach. Breakage is recognized as revenue when the probability of redemption, which is based on Company historical gift instrument redemption patterns, is remote. The gift instrument liability at the end of fiscal 2006 and 2005 was $86,974 and $73,182, respectively. WFB recognizes gains on sales of credit card loans as these loans are securitized and sold. Interchange income is earned when a charge is made to a customer’s account.

     Credit Card Interest and Fees — Credit card interest and fees are included as Financial Services revenue and include interest as well as fees relating to late payments, over limit, returned check, cash advance transactions and other credit card fees. These fees are assessed according to the terms of the related cardholder agreements and recognized as revenue when charged to the cardholders’ accounts. Interest and fees are accrued in accordance with the terms of the applicable cardholder agreement on credit card loans until the date of charge-off, which is generally on the 24th day of the month after an account becomes 115 days contractually past due, except in the case of cardholder bankruptcies, cardholder deaths and fraudulent transactions, which are charged off earlier. Interest income is accrued on accounts that carry a balance from the statement date through the end of the month.

CABELA’S INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Dollars in Thousands Except Share and Per Share Amounts)

     Cost of Revenue and Selling, General and Administrative (“SG&A”) Expenses — The Company’s consolidated cost of revenue primarily consists of merchandise acquisition costs, including freight-in costs, as well as shipping costs. The Company’s consolidated SG&A expenses primarily consist of selling expenses, marketing expenses, including amortization of deferred catalog costs, warehousing, returned merchandise processing costs, retail occupancy costs, costs of operating WFB, depreciation, amortization and general and administrative expenses.

     Cash and Cash Equivalents — Cash equivalents consist of commercial paper and other investments that are readily convertible into cash and have original maturities of three months or less. Unpresented checks, net of the bank balance in a single bank account, are classified as current liabilities. Cash and cash equivalents of WFB were $52,830 and $80,569 at the end of fiscal 2006 and 2005, respectively. Due to regulatory restrictions the Company is restricted from using this cash for non-banking operations, including for working capital for the direct and retail businesses.

     Short-term Investments — Short-term investments consist of auction-rate securities classified as available-for sale. Auction-rate securities are highly-liquid investments that are reset through a “dutch auction” process that occurs every 7 to 49 days, depending on the terms of the individual security. The underlying security can have a maturity from 15 to 30 years. Auction-rate securities are not included as cash equivalents due to the potential uncertainties inherent with any auction process in addition to the long-term nature of the underlying securities. The Company’s auction-rate securities are stated at fair market value which approximates cost and therefore there were no unrealized gains or losses related to these securities included in accumulated other comprehensive income (loss). The cost of securities sold is based on the specific identification method. The Company had no auction-rate securities or short-term investments on hand at the end of fiscal 2006 and 2005.

     Securitization of Credit Card Loans — WFB sells a substantial portion of its credit card loans. Credit card loans classified as held for sale are carried at the lower of cost or market. Credit card loans held for sale include $122,824 and $68,736 of transferor’s interest in the securitized loans as of fiscal 2006 and fiscal 2005, respectively. Net unrealized losses, if any, are recognized through a valuation allowance by charges to income. Although WFB continues to service the underlying credit card accounts and maintains the customer relationships, these transactions are treated as sales and the securitized loans are removed from the consolidated balance sheet. WFB retains certain interests in the loans, including a transferor’s interest, interest-only strips, servicing rights, and in some cases cash reserve accounts and Class B securities.

     Under Statement of Financial Accounting Standards (“FAS”) No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, gains or losses are recognized at the time of each sale. These gains or losses on sales depend in part on the carrying amount assigned to the credit card loans sold, which is allocated between the assets sold and retained interest based on their relative fair values at the date of transfer. For fiscal 2006, 2005 and 2004, WFB recognized gains on sales totaling $17,410, $17,020 and $8,864, respectively, which are reflected as a component of securitization income in Financial Services revenue.

     A servicing asset or liability is not recognized since WFB receives adequate compensation relative to current market servicing rates.

     For interest-only strips, WFB estimates related fair values based on the present value of future expected cash flows using assumptions for credit losses, payment rates and discount rates commensurate with the risks involved. The future expected cash flows do not include interchange income since interchange income is only earned when and if a charge is made to a customer’s account. However, WFB has the rights to the remaining cash flows (including interchange fees, if any) after the other costs of the trust are paid. Consequently, interchange income on securitized loans is included within securitization income of Financial Services revenue. Components of Financial Services revenue are presented in Note 17.

CABELA’S INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Dollars in Thousands Except Share and Per Share Amounts)

     WFB is required to maintain a cash reserve account as part of certain securitization programs. In addition, WFB owns Class B securities from one of its securitizations. The fair value of the cash reserve account is estimated by discounting future cash flows using a rate that reflects the risks commensurate with similar types of instruments. For the Class B securities, the fair value approximates the book value of the underlying loans. Interest-only strips are measured like investments in debt securities classified as trading under SFAS 115, Accounting for Certain Investments in Debt and Equity Securities.

     Inventories — Inventories are stated at the lower of cost or market. Cost is determined using the last-in, first-out method (dollar value, link-chain) for all inventories except those inventories owned by Van Dyke Supply Company and Wild Wings, wholly-owned subsidiaries of the Company, which use the first-in, first-out method. If all inventories had been valued using the first-in, first-out method, which approximates replacement cost, the stated value would not have been greater at the fiscal years ended 2006 and 2005, respectively. All inventories are in one inventory class and are classified as finished goods. A provision for shrink is estimated, based on historical cycle count adjustments and periodic physical inventories. The shrink reserve was $3,193 and $2,350 at the end of fiscal 2006 and 2005, respectively. The allowance for damaged goods from returns is based upon historical experience. Inventory is adjusted for obsolete or slow moving inventory based on inventory aging reports and, in some cases, by specific identification of slow moving or obsolete inventory. The obsolete and damaged goods reserve was $5,862 and $7,904 at the end of fiscal 2006 and 2005, respectively.

     Accounting for Vendor Allowances — Vendor allowances include allowances, rebates and cooperative advertising funds received from vendors. These funds are determined for each fiscal year primarily based on various quantitative contract terms. Amounts expected to be received from vendors relating to purchase of merchandise inventories are recognized as a reduction of costs of goods sold as the merchandise is sold. Amounts that represent a reimbursement of costs incurred, such as advertising, are recorded as a reduction to the related expense in the period that the related expense is incurred. Fair value of expenses reimbursed is determined using actual costs incurred, such as print and production costs for media or catalog advertising. Reimbursements received from vendors that exceed related expenses are classified as a reduction of merchandise costs of goods sold when the merchandise is sold.

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

     Catalog costs totaling $34,869 and $36,987 at the end of fiscal 2006 and 2005, respectively, were included in prepaid expenses in the accompanying consolidated balance sheets. Advertising expense, including amortization of catalog costs, was $191,533, $170,024 and $157,623 for fiscal 2006, 2005 and 2004, respectively. Advertising vendor allowances recorded as a reduction to amortized catalog costs included in the amounts above were approximately $4,546, $4,783 and $3,290 for fiscal 2006, 2005 and 2004, respectively.

     Store Preopening Expenses — Non-capital costs associated with the opening of new stores is expensed as incurred.

     Property and Equipment — Property and equipment are stated at cost. Depreciation and amortization are provided for in amounts sufficient to relate the cost of depreciable assets to operations over their estimated service lives. Leasehold improvements are amortized over the lives of the respective leases or the service lives of the improvements whichever is shorter. The straight-line method of depreciation is used for financial reporting. Assets

CABELA’S INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Dollars in Thousands Except Share and Per Share Amounts)

held under capital lease agreements are amortized using the straight-line method over the shorter of the estimated useful lives of the assets or the lease term. Major improvements that extend the useful life of an asset are charged to the property and equipment accounts. Routine maintenance and repairs are charged against earnings. The cost of property and equipment retired or sold and the related accumulated depreciation are removed from the accounts and any related gain or loss is included in earnings. Long-lived assets used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company capitalizes interest costs on construction of projects while they are being constructed and before they are placed into service. For fiscal 2006 and 2005, the Company capitalized interest costs totaling $355 and $371, respectively.

     The Company follows the provisions of American Institute of Certified Public Accountants Statement of Position (“SOP”) No. 98-1, Accounting for the Cost of Computer Software Developed or Obtained for Internal Use. In accordance with SOP 98-1, the Company capitalizes all costs related to internally developed or purchased software and amortizes these costs on a straight-line basis over their estimated useful lives.

     Intangible Assets — Intangible assets consist of deferred financing costs, non-compete agreements, purchased credit card relationships and goodwill and are recorded in other assets. Intangible assets totaled $3,172 and $3,617 at the end of fiscal 2006 and 2005, respectively, which is net of accumulated amortization of $3,847 and $7,762 for the respective years. The purchased credit card relationships were fully amortized in fiscal 2005. Intangible assets are amortized over three to 17 years. Amortization expense for these intangible assets for the next five fiscal years is estimated to approximate $609 (2007), $326 (2008), $326 (2009), $318 (2010) and $207 (2011).

     Land Held for Sale or Development — The Company has a wholly-owned subsidiary whose primary activity is real estate development. Land that is purchased and held for sale is shown in other assets. Proceeds from sale of land are recorded in other revenue and the corresponding cost of the land sold is recorded in cost of other revenue.

     Marketable Securities — Economic development bonds (“bonds”) issued by state and local municipalities that management has the positive intent and ability to hold to maturity are classified as held-to-maturity and recorded at amortized cost. For bonds classified as available-for-sale where quoted market prices are not available, fair values are estimated using present value or other valuation techniques. The fair value estimates are made at a specific point in time, based on available market information and judgments about the bonds, such as estimates of timing and amount of expected future cash flows. Such estimates do not reflect any premium or discount that could result from offering for sale at one time the Company’s entire holdings of a particular bond, nor do they consider the tax impact of the realization of unrealized gains or losses.

     Declines in the fair value of held-to-maturity and available-for-sale bonds and securities below cost that are deemed to be other than temporary are reflected in earnings as realized losses. Gains and losses on the sale of securities are recorded on the trade date and determined using the specific identification method.

     Government Economic Assistance — In conjunction with the Company’s expansion into new communities, the Company often receives economic assistance from the local governmental unit in order to encourage economic expansion in that local government’s area. This assistance typically comes through the use of proceeds from the sale of economic development bonds and grants. The bond proceeds and grants are made available to fund the purchase of land (where not donated), construction of the retail facility and infrastructure improvements. The economic development bonds issued to fund the project, in certain cases, will be repaid by sales taxes generated from the sales of that retail destination store, while in other cases the economic development bonds are repaid through property taxes generated within a designated tax area. The government grants have been recorded as deferred grant income and have been classified as a reduction to the cost basis of the applicable property and equipment. The deferred grant income is amortized to earnings, as a reduction of depreciation expense, over the average estimated useful life of the project.

CABELA’S INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Dollars in Thousands Except Share and Per Share Amounts)

     The Company generally agrees to purchase these economic development bonds in order to facilitate the transaction. In one such transaction, the Company agreed to guarantee any deficiency of an economic development bond through October 2014 which is the term of the bond. Each period the Company estimates the remaining amount of the governmental grant to be received associated with the project. If it is determined that the Company will not receive the full amount remaining, the Company will adjust the deferred grant income to appropriately reflect the change in estimate and the Company will immediately record a cumulative additional depreciation charge that would have been recognized to date as expense, in the absence of the grant. At fiscal 2006 and 2005, the Company guaranteed total outstanding economic development bonds of $3,960 and $4,205, respectively. As of December 30, 2006, it does not appear that any payments which might be required by the Company under these guarantees would have a material impact on the Company’s financial position, results of operations or liquidity.

     Additionally, in connection with these arrangements, local governments may donate land to the Company. Land grants typically include the land where the retail store is constructed as well as other land which is divided into parcels for future sale and development. The Company records the fair value of the land granted with a corresponding credit to deferred grant income that is classified as a reduction to the basis of the land. The deferred grant income is recognized as revenue (grant income) over the estimated life of the related assets constructed on the land. As parcels of land are sold any appreciation or decline in the value of the land is recognized at the time of sale. The Company did not receive any land under government economic assistance for fiscal 2006 and 2005. During fiscal 2004, the Company received land with a fair value of $14,384 under these arrangements.

     In certain cases, the Company has agreed to guarantee any deficiency in tax proceeds that are used for debt service of the economic development bonds. In those situations, the Company records the obligation as debt on its balance sheet in accordance with Emerging Issues Task Force (“EITF”) No. 91-10, Accounting for Special Assessments and Tax Increment Financing Entities. Such amounts are recorded in long-term debt.

     As a condition of the receipt of certain grants, the Company is required to comply with certain covenants. The most restrictive of these covenants are to maintain certain employment levels, maintain retail stores in certain locations or to maintain office facilities in certain locations. For these types of grants, the Company records the grants as a component of deferred grant income, and recognizes related revenue as the milestones associated with the grant are met. The Company was in compliance with all material requirements of these grants at fiscal 2006 and 2005.

     Credit Card Rewards Program — Every Cabela’s CLUB Visa cardholder receives Cabela’s points based on the dollar amount transacted through WFB issued “Classic” or “Gold” credit cards. These points can be redeemed for products and services of Cabela’s through the Company’s direct business and destination retail stores. Classic cardholders receive 1% in points for every dollar spent and 2% in points for purchases at Cabela’s. Gold cardholders receive 1% in points for every dollar spent and 3% in points for purchases at Cabela’s. There is no limit on points that can be earned by a cardholder and no expiration period on the points. Points are accrued and expensed as the cardholder earns them. The expense is shown as a reduction of Financial Services revenue in the consolidated statements of income. The amount of unredeemed credit card points was $57,159 and $47,938 at fiscal years ended 2006 and 2005, respectively. WFB also utilizes points for acquisition, activation and retention programs. Promotional event offers may also be utilized by cardholders in addition to credit card points. All of these items are part of the customer rewards program. The amount of credit card rewards expensed as an offset to Financial Services revenue was $90,096, $72,992 and $61,983 in fiscal 2006, 2005 and 2004, respectively.

     Income Taxes — The Company files consolidated federal and state income tax returns with its wholly-owned subsidiaries. The consolidated group follows a policy of requiring each entity to provide for income taxes in an amount equal to the income taxes that would have been incurred if each were filing separately. The Company’s tax year-end is changing from the Saturday closest to September 30 to the Saturday nearest to January 1. This change is effective December 30, 2006.

CABELA’S INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Dollars in Thousands Except Share and Per Share Amounts)

     Deferred income taxes are computed using the liability method under which deferred income taxes are provided on the temporary differences between the tax bases of assets and liabilities and their financial reported amounts.

     Stock-Based Compensation — Effective January 1, 2006, the Company adopted the provisions of FAS No. 123 (revised 2004), Share-Based Payment (“FAS 123R”), which requires the measurement and recognition of compensation expense in the financial statements for all share-based payment awards to employees and directors including employee stock option awards and employee stock purchases under an employee stock purchase plan. The Company adopted FAS 123R using the modified prospective transition method, therefore, prior fiscal year amounts were not restated. Under this method, in accordance with the provisions of FAS 123R, the Company is recognizing compensation expense for (i) equity awards issued after January 1, 2006, based on grant date estimated fair value on a straight-line basis over the requisite service period for the entire award, and (b) all awards granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees. The cumulative effect of the adoption of FAS 123R related to estimating forfeitures of outstanding awards was not significant. In addition to the recognition of expense in the consolidated financial statements, FAS 123R also requires that the cash retained resulting from tax deductions in excess of the cumulative compensation cost recognized for share-based arrangements be presented as a financing activity inflow in the consolidated statements of cash flows on a prospective basis.

     As a result of the adoption of FAS 123R, the Company’s consolidated net income for fiscal 2006 includes compensation expense of $3,615 ($2,259 after-tax, or $.03 per diluted share). This share-based compensation expense is recorded as a component of selling, general and administrative expenses in the consolidated statement of income. For fiscal 2006, the excess tax benefit from stock option exercises totaling $495 is presented in financing activities in the consolidated statement of cash flows.

      Prior to January 1, 2006, as permitted by FAS 123, Accounting for Stock-Based Compensation (“FAS 123”), the Company accounted for stock-based payments under the provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees and related interpretations. The Company also had adopted the disclosure-only provisions of FAS 123, whereby the Company disclosed the pro forma net income and earnings per share as if the Company had applied the fair value recognition provisions to its share-based payment awards.

      See Note 14 for additional stock-based compensation disclosures under FAS 123R, stock option activity and the assumptions used in determining the fair value of stock options.

     Financial Instruments and Credit Risk Concentrations — Financial instruments, which potentially subject the Company to concentrations of credit risk, are primarily cash, investments and accounts receivable. The Company invests primarily in money market accounts, tax-free municipal bonds or commercial paper with short-term maturities and limits the amount of credit exposure to any one entity. Concentrations of credit risk with respect to accounts receivable are limited due to the nature of the Company’s receivables.

     Fair Value of Financial Instruments — The carrying amount of cash and cash equivalents, receivables, credit card loans held for sale, retained interests in asset securitizations, accounts payable, short-term borrowings, notes payable to banks and accrued expenses approximate fair value because of the short maturity of these instruments. The fair values of each of the Company’s long-term debt instruments are based on the amount of future cash flows associated with each instrument discounted using the Company’s current borrowing rate for similar debt instruments of comparable maturity. The fair value estimates are made at a specific point in time and the underlying assumptions are subject to change based on market conditions. At fiscal 2006 and 2005, the total carrying amount of the Company’s long-term debt was $311,382 and $119,826, respectively, with an estimated fair value of approximately $315,979 and $120,125, respectively. For purposes of estimating fair value, time deposits are pooled in homogeneous groups and the future cash flows of those groups are discounted using current market rates offered for similar products. At fiscal 2006 and 2005, the carrying amounts of the Company’s time deposits were $102,196 and $109,488, respectively, with estimated fair values of approximately $102,739 and $113,632, respectively.

CABELA’S INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Dollars in Thousands Except Share and Per Share Amounts)

     Derivatives — The Company uses derivatives for the purpose of hedging exposure to changes in interest rates and foreign currency exchange rates. The fair value of each derivative is recognized in the consolidated balance sheets within current assets or current liabilities. Changes in the fair value of derivatives are recognized immediately as income or loss in the consolidated income statements for derivatives that do not qualify for hedge accounting. For derivatives designated as a hedge and used to hedge an anticipated transaction, changes in the fair value of the derivatives are deferred in the consolidated balance sheets within accumulated other comprehensive income (loss) to the extent the hedge is effective in mitigating the exposure to the related anticipated transaction. Any ineffectiveness associated with the hedge is recognized immediately as income or loss in the consolidated income statements. Amounts deferred within accumulated other comprehensive income (loss) are recognized in the consolidated income statements in the same period during which the hedged transaction affects earnings.

     Comprehensive Income — Comprehensive income consists of net income, derivative adjustments and unrealized gains and losses on available-for-sale securities, net of related income taxes.

     Earnings Per Share — Basic earnings per share (“EPS”) is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted EPS is computed by dividing net income by the sum of the weighted average number of shares outstanding plus all additional common shares that would have been outstanding if potentially dilutive common share equivalents had been issued. Options exercised prior to vesting have not been considered in the basic EPS calculation, but are considered in the computation of diluted EPS. Options outstanding considered anti-dilutive for fiscal 2006, 2005 and 2004 totaled 6,000, 1,444,186 and 6,000, respectively. The following table reconciles the number of shares utilized in the earnings per share calculations for the fiscal years ended:

	2006	2005	2004
Weighted average number of shares:
Common shares - basic	65,221,339	64,668,973	61,277,352
Effect of incremental dilutive securities:
Stock options	1,422,517	1,599,401	2,000,048
Common shares - diluted	66,643,856	66,268,374	63,277,400

     Supplemental Cash Flow Information — The following table sets forth non-cash financing and investing activities and other cash flow information for the fiscal years ended:

	2006	2005	2004
Non-cash financing and investing activities:
Unpaid purchases of property and equipment included in
accounts payable (1)	$19,852	$8,498	$—
Capital lease obligations	5,649	—	8,728
Transfer of land to held for sale or development from property and
equipment (construction in progress)	10,764	—	—
Contribution of land	—	—	6,038
Contribution of assets in exchange for investment in
entity (less than 50% owned)	—	—	3,400

Other cash flow information:
Interest paid, net of capitalized interest of $355, $371 and none	18,662	14,597	11,360
Income taxes, net	41,012	38,354	24,026
____________________

(1)	Amounts reported as unpaid purchases are recorded as cash outflows from investing activities for purchases of property and equipment in the consolidated statements of cash flows in the period they are paid.

CABELA’S INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Dollars in Thousands Except Share and Per Share Amounts)

     Recently Issued Accounting Pronouncements and Regulatory Matters —

     In fiscal 2006, SEC Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”) became effective for the Company. SAB 108 requires that registrants quantify errors using both a balance sheet approach and an income statement approach and then evaluate whether either approach results in a misstated amount that, when all relevant quantitative and qualitative factors are considered, is material. The adoption of this bulletin did not have a material effect on the Company’s financial position or results of operations.

     On May 18, 2006, the State of Texas enacted House Bill 3 (“the Bill”), which replaced the State’s current franchise tax with a “margin tax.” The margin tax is assessed at one-half of one percent of Texas-sourced taxable margin for retailers and wholesalers. Although the Bill is not an income tax, it has characteristics of an income tax and accordingly is accounted for as an income tax item under FAS 109, Accounting for Income Taxes. The margin tax is effective for tax returns originally due on or after January 1, 2008. However, as required by FAS 109, all effects of a tax law change should be accounted for in the period of the law’s enactment. The impact of this bill on the Company’s financial position, liquidity, results of operations and effective tax rate was not material for fiscal 2006.

     In June 2006, the EITF Task Force reached a consensus on Issue No. 06-3, How Taxes Collected From Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation). EITF 06-3 concluded that entities should present taxes imposed concurrently on a specific revenue-producing transaction between a seller and a customer in the income statement on either a gross or a net basis based on their accounting policy. Disclosure is required if such taxes are significant and presented on a gross basis. This disclosure is effective for financial statement presentations beginning after December 15, 2006, or beginning in fiscal 2007 for the Company. Management does not believe that this statement will have a material effect on the Company’s financial position or results of operations.

     On July 13, 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109 (“FIN 48”) which prescribes a recognition threshold and measurement attribute, as well as criteria for subsequently recognizing, derecognizing and measuring uncertain tax positions for financial statement purposes. FIN 48 also requires expanded disclosure with respect to the uncertainty in income tax assets and liabilities. FIN 48 is effective for fiscal years beginning after December 15, 2006, or beginning in fiscal 2007 for the Company. Management of the Company has determined that the adoption of this statement will not have a material effect on the Company’s financial position or results of operations.

     On August 9, 2006, the Michigan Legislature approved a legislative initiative that repeals the Michigan Single Business Tax for tax years beginning after December 31, 2007. No replacement tax was included with the repeal. The Company cannot measure the impact of this change until the replacement tax is enacted.

     In February 2006, the FASB issued FAS No. 155, Accounting for Certain Hybrid Financial Instruments – an amendment to FASB Statements No. 133 and 140 (“FAS 155”) to address issues which had arisen related to FAS No.133, Accounting for Derivative Instruments and Hedging Activities. FAS 155 allows, among other provisions, a company to elect fair value measurement of instruments in cases in which a derivative would otherwise have to be bifurcated. FAS 155 is effective for all financial instruments acquired, issued or subject to a remeasurement (new basis) event after the beginning of an entity’s first fiscal year beginning after September 15, 2006, or beginning in fiscal 2007 for the Company. Management does not believe that the adoption of the provisions of this statement will have a material effect on the Company’s financial position or results of operations.

     In March 2006, the FASB issued FAS No. 156, Accounting for Servicing of Financial Assets – an amendment of FASB Statement No. 140 (“FAS 156”). FAS 156 requires that an entity separately recognize a servicing asset or servicing liability when it undertakes an obligation to service a financial asset under a servicing contract in certain situations. Such servicing assets or servicing liabilities are required to be initially measured at fair value, if practicable. FAS 156 also allows an entity to choose one of two methods when subsequently measuring its servicing

CABELA’S INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Dollars in Thousands Except Share and Per Share Amounts)

assets and servicing liabilities: (1) the amortization method or (2) the fair value measurement method This statement is effective as of the beginning of an entity’s first fiscal year that begins after September 15, 2006, or beginning in fiscal 2007 for the Company. Management does not believe that the adoption of the provisions of this statement will have a material effect on the Company’s financial position or results of operations.

     In September 2006, the FASB issued FAS No. 157, Fair Value Measurements (“FAS 157”). This statement enhances existing guidance for measuring and disclosing the fair value of assets and liabilities for more consistency and comparability. FAS 157 provides a single definition of fair value, together with a framework for measuring it, and requires expanded disclosures to provide information about the extent to which fair value is used to measure assets and liabilities, the methods and assumptions used to measure fair value, and the effect of fair value measures on earnings. FAS 157 is effective for financial statements issued in fiscal years beginning after November 15, 2007. Management does not believe that the adoption of the provisions of this statement will have a material effect on the Company’s financial position or results of operations.

2. SALE OF CREDIT CARD LOANS

     WFB has established a trust for the purpose of routinely selling and securitizing credit card loans. WFB maintains responsibility for servicing the securitized loans and receives a servicing fee based on the average outstanding loans in the trust. Servicing fees are paid monthly and reflected as a component of other non-interest income in Financial Services revenue. The trust issues commercial paper, long-term bonds or long-term notes. Variable bonds and notes are priced at a benchmark rate plus a spread. Fixed rate notes are priced on a five-year swap rate plus a spread. WFB retains rights to future cash flows arising after investors have received the return for which they are entitled and after certain administrative costs of operating the trust. This portion of the retained interests is known as interest-only strips and is subordinate to investor’s interests. The value of the interest-only strips is subject to credit, payment rate and interest rate risks on the loans sold. The investors have no recourse to the assets of WFB for failure of debtors to pay. However, as contractually required, WFB establishes certain cash accounts, known as cash reserve accounts, to be used as collateral for the benefit of investors.

     Credit card loans held for sale and credit card loans receivable consisted of the following at fiscal years ended:

	2006	2005
Composition of credit card loans held for sale and credit card loans receivable:
Loans serviced	$1,674,064	$1,340,820
Loans securitized and sold to outside investors	(1,514,000)	(1,247,000)
Securitized loans with securities owned by WFB which are classified as
retained interests	(4,922)	(2,403)
	155,142	91,417
Less adjustments to market value and allowance for loan losses	(2,459)	(1,759)

Total (including transferor’s interest of $122,824 and $68,736)	$152,683	$89,658

CABELA’S INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Dollars in Thousands Except Share and Per Share Amounts)

Delinquent loans in the managed credit card loan portfolio
at fiscal year end:
30-89 days	$9,589	$6,856
90 days or more and still accruing	$3,095	$2,176

Total net charge-offs on the managed credit card loans
portfolio for fiscal year ended	$25,199	$23,602

Annual average credit card loans:
Managed credit card loans	$1,357,671	$1,095,580
Securitized credit card loans including seller’s interest	$1,325,149	$1,074,765

Total net charge-offs as a percentage of annual average
managed credit card loans	1.86%	2.15%

     Retained Interests:

     Retained interests in securitized loans consisted of the following at the fiscal years ended:

	2006	2005
Cash reserve account	$9,638	$16,495
Interest-only strips	24,473	15,567
Class B securities	4,922	2,403
	$39,033	$34,465

     Key Assumptions:

     The following are the key economic assumptions used by management to estimate the fair value of the interest-only strips resulting from the securitization of credit card loans for the fiscal years ended:

	2006	2005

Weighted average payment rates	33.05% to 35.27%	35.91% to 37.37%
Weighted average life in years	0.542 to 0.625	0.542
Weighted average expected credit losses	2.59% to 2.96%	3.07% to 3.66%
Servicing fee	1.25% to 2.00%	1.25% to 2.00%
Discount rate	10.37% to 11.39%	9.71% to 12.22%
Weighted average interest rate paid to investors	5.46% to 5.62%	4.21% to 5.07%

     Sensitivity Analysis:

     The key economic assumptions used by management and the sensitivity of the current fair value of retained interests of $39,033 at fiscal 2006 to immediate 10% and 20% adverse changes in those assumptions are as follows:

		Impact on Fair Value of
	Assumption	an Adverse Change of
		10%	20%
Weighted average payment rates	33.05%	$(1,242)	$(2,373)
Weighted average expected credit losses	2.67%	$(858)	$(1,716)
Discount rate	9.37% and 10.37%	$(325)	$(644)
Weighted average interest paid to investors	5.46%	$(854)	$(1,709)

CABELA’S INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Dollars in Thousands Except Share and Per Share Amounts)

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

     Cash Flows from Securitizations:

     The following table summarizes the cash flows received from the securitization trust during the fiscal years ended:

	2006	2005	2004
Proceeds from new securitizations, net	$267,000	$237,000	$169,000
Collections used by the trust to purchase
new balances in revolving credit card securitizations	$6,727,177	$5,578,746	$4,597,365
Servicing fees received	$24,352	$19,468	$16,452
Other cash flows received by the transferor other than servicing fees	$157,259	$124,396	$94,277

     Certain restrictions exist related to securitization transactions that protect certificate and note holders against declining performance of the credit card loans. In the event performance declines outside stated parameters and waivers are not granted by certificate holders, note holders and/or credit enhancement providers, a rapid amortization of the certificates and notes could potentially occur. The credit card loans were performing within established guidelines at fiscal 2006, 2005 and 2004.

3. PROPERTY AND EQUIPMENT

     Property and equipment included the following at the fiscal years ended:

	Depreciable
	Life
	in Years	2006	2005
Land and improvements	0 - 20	$91,561	$86,458
Buildings and improvements	40	290,374	216,339
Assets held under capital lease	30	14,363	8,728
Leasehold improvements	7 - 40	13,226	3,486
Furniture, fixtures and equipment	3 - 10	227,866	176,548
Capitalized software	3	20,139	18,134
Monuments and animal displays	10 - 15	33,516	23,465
Construction in progress		99,932	77,011
		790,977	610,169
Less accumulated depreciation and amortization		(190,912)	(150,547)
		$600,065	$459,622

CABELA’S INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Dollars in Thousands Except Share and Per Share Amounts)

4. MARKETABLE SECURITIES

     Marketable securities consisted of the following at the fiscal years ended:

	2006
		Gross	Gross
		Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Available-for-sale:
Economic development bonds	$105,431	$467	$—	$105,898
Held to maturity:
Mortgage backed securities	1,185	—	—	1,185
Economic development bonds	10,277	—	—	10,277
	$116,893	$467	$—	$117,360

	2005
		Gross	Gross
		Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Available-for-sale:
Economic development bonds	$133,379	$410	$(440)	$133,349

Held to maturity:
Mortgage backed securities	1,285	—	—	1,285
Economic development bonds	11,110	—	—	11,110
	$145,774	$410	$(440)	$145,744

     The amortized cost and fair value of marketable securities by contractual maturity at fiscal 2006 is as follows:

	Available-for-Sale		Held to Maturity
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
2007	$43,444	$43,263	$1,001	$1,001
2008	663	625	1,193	1,193
2009	694	666	1,118	1,118
2010	958	968	1,202	1,202
2011	1,552	1,574	1,029	1,029
Thereafter	58,120	58,802	5,919	5,919
	$105,431	$105,898	$11,462	$11,462

     Economic development bonds totaling $42,870 related to the Wheeling, West Virginia location are classified as maturing in 2007 since the Company has received notification from the bond trustee that it intends to retire these bonds. Realized gains on the sale of available-for-sale securities totaled $264 in fiscal 2004 and are included in other income in the accompanying consolidated statements of income. There were no realized gains or losses in fiscal 2006 or 2005.

CABELA’S INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Dollars in Thousands Except Share and Per Share Amounts)

5. TIME DEPOSITS

     WFB accepts time deposits only in amounts of at least one hundred thousand dollars. All time deposits are interest bearing. The aggregate amount of time deposits by maturity as of fiscal 2006 was as follows:

2007	$33,401
2008	15,300
2009	14,695
2010	19,300
2011	19,000
Thereafter	500
102,196
Less current maturities	(33,401)

Deposits classified as non-current liabilities	$68,795

6. REVOLVING CREDIT FACILITIES

     On July 15, 2005, the Company amended and restated its credit agreement with several banks. The amended and restated credit agreement provides for a $325,000 unsecured revolving credit facility that expires on June 30, 2010. The credit agreement was also amended eliminating certain limitations regarding pay downs of revolving loans advanced; therefore, advances made pursuant to this credit agreement are classified as long-term debt. The credit facility may be increased to $450,000 upon request of the Company and the consent of the banks party to the credit agreement. The credit agreement permits the issuance of up to $150,000 in letters of credit and standby letters of credit, the nominal amount of which are applied against the overall credit limit available under the credit facility. During the term of the facility, the Company is required to pay a quarterly facility fee, which ranges from 0.10% to 0.25% of the average daily unused principal balance on the line of credit. Interest on advances on this credit facility is calculated at the greater of (i) the lead lender’s prime rate, (ii) the average rate on the federal funds rate in effect for the day plus one-half of one percent or (iii) the Eurodollar rate of interest plus a margin, as defined. The weighted average interest rate for borrowings on the line of credit was 5.84% during fiscal 2006. At December 30, 2006, no principal amounts were outstanding on the line of credit. However, letters of credit and standby letters of credit totaling $54,582 were outstanding at December 30, 2006. The average principal amount outstanding during fiscal 2006 was $6,851. The credit agreement requires that the Company comply with certain financial and other customary covenants, including a fixed charge coverage ratio (as defined) of no less than 1.50 to 1.00 as of the last day of any fiscal quarter;

  a cash flow leverage ratio (as defined) of no more than 3.00 to 1.00 as of the last day of any fiscal quarter; and

  a minimum tangible net worth standard (as defined).

     The credit agreement includes a dividend provision limiting the amount that the Company could pay to stockholders, which at December 30, 2006, was not in excess of $99,471. The agreement also has a provision permitting acceleration by the lenders in the event there is a change in control, as defined. In addition, the credit agreement contains cross default provisions to other outstanding debt. In the event the Company fails to comply with these covenants, a default is triggered. In the event of default, all outstanding letters of credit and all principal and outstanding interest would immediately become due and payable. See “Credit Facilities and Other Indebtedness” under “Liquidity and Capital Resources” in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for additional information on the covenants associated with this credit agreement. The Company was in compliance with all financial debt covenants at December 30, 2006.

CABELA’S INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Dollars in Thousands Except Share and Per Share Amounts)

     The Company is party to inventory financing agreements that allow certain vendors providing boat and all terrain vehicle merchandise to give the Company extended payment terms. The vendors are responsible for all interest payments for the financing period and the financing company holds a security interest in the specific inventory held by the Company. The Company’s revolving credit facility limits this security interest to $20,000. The Company records this merchandise in inventory with an offsetting liability in accounts payable in the consolidated balance sheet. The loans and payments are reflected in the financing lines of credit in the Company’s consolidated cash flow statements. The extended payment terms to the vendor do not exceed one year. The outstanding liability was $9,829 and $1,443 at the end of fiscal 2006 and 2005, respectively.

     WFB has an unsecured federal funds purchase agreement with a financial institution. All federal funds transactions are on a daily origination and return basis. Daily interest charges are determined based on mutual agreement by the parties. The maximum amount that can be borrowed is $25,000. There were no amounts outstanding as of December 30, 2006, and December 31, 2005.

     WFB also has an unsecured federal funds purchase agreement with another financial institution. The maximum amount that can be borrowed is $60,000. The interest rate for the purchase agreement is based on the current federal funds rate. At December 30, 2006, there was $6,491 outstanding at 5.75%. There were no amounts outstanding as of December 31, 2005.

7. LONG-TERM DEBT AND CAPITAL LEASES

Long-term debt and capital leases consisted of the following at the fiscal years ended:

	2006	2005
Unsecured senior notes; payable to various insurance companies; principal payable in annual installments of $25,000 through September 5, 2009; interest payable semi-
annually at 4.95%	$75,000	$100,000
Unsecured notes payable to various insurance companies; balloon principal payable in
full February 27, 2016; interest payable semi-annually at 5.99%	215,000	—
Unsecured senior notes; interest rates from 8.0% to 9.19%; payable with interest and principal due in monthly installments of $274 through January 1, 2007; beginning
February 1, 2007 monthly principal of $81 due through January 1, 2010	2,791	5,686
Capital lease obligation; implicit rate of 5.9% (2006) and 4.0% (2005); payable in
monthly installments of $83 ($42 for 2005) through June 2036	13,948	8,495
Various notes payable due through October 15, 2014; interest rates from 4.0% to 8.0%;
total annual installments of approximately $790	4,643	5,645
Total long-term debt	311,382	119,826
Less current maturities	(26,803)	(29,049)
Long-term portion	$284,579	$90,777

     Certain of the long-term debt agreements contain various covenants and restrictions such as the maintenance of minimum debt coverage, net worth and financial ratios. The significant financial ratios and net worth requirements in the long-term debt agreements are as follows:

  a limitation of funded debt to be less than 60% of consolidated total capitalization;

  cash flow fixed charge coverage ratio, as defined, of no less than 2.00 to 1.00 as of the last day of the any fiscal quarter; and

  a minimum consolidated adjusted net worth as defined.

CABELA’S INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Dollars in Thousands Except Share and Per Share Amounts)

     In addition, the debt contains cross default provisions to other outstanding credit facilities. In the event the Company fails to comply with these covenants and the failure to comply goes beyond 30 days, the Company will trigger a default. In the event of default, the obligations shall automatically become immediately due and payable. All principal and outstanding interest would immediately become due and payable. See “Credit Facilities and Other Indebtedness” under “Liquidity and Capital Resources” in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for additional information on the covenants associated with the unsecured notes. The Company was in compliance with all financial debt covenants at December 30, 2006.

     The Company amended and restated the lease agreement for its distribution facility in Wheeling, West Virginia on April 26, 2005. The building was expanded to twice its size. The new amended lease term began on July 1, 2006, and extended the original term to June 2036. The monthly installments were increased to $83 with the lease containing a bargain purchase option at the end of the lease term. The Company is accounting for this lease as a capital lease and has recorded the additional leased asset at the present value of the future minimum lease payments using a 5.9% implicit rate. The additional leased asset was recorded at $5,649 and is being amortized on a straight-line basis over 30 years.

     Aggregate expected maturities of long-term debt and scheduled capital lease payments for the fiscal years shown are as follows:

	Scheduled Capital	Long Term Debt
	Lease Payments	Maturities
2007	$1,000	$26,636
2008	1,000	26,573
2009	1,000	26,463
2010	1,000	548
2011	1,000	499
Thereafter	24,382	216,715
	29,382	297,434
Capital lease amount representing interest	(15,434)
Present value of net scheduled lease payments	$13,948	13,948
Total long term debt and capital leases		$311,382

8. OTHER INCOME

     Other income consisted of the following for fiscal years ended:

	2006	2005	2004
Interest income earned on economic development bonds	$9,574	$10,549	$7,093
Gains on sale of investments	—	—	2,816
Other	63	114	534
Total	$9,637	$10,663	$10,443

     Interest income from economic development bonds consists of income earned on bonds associated with various economic development agreements entered into by the Company.

CABELA’S INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Dollars in Thousands Except Share and Per Share Amounts)

9. INCOME TAXES

     The provision for income taxes consisted of the following for each fiscal year ended:

	2006	2005	2004
Current:
Federal	$24,601	$28,874	$36,833
State	2,840	2,619	631
	27,441	31,493	37,464
Deferred:
Federal	22,225	10,723	(2,339)
State	1,805	585	(40)
	24,030	11,308	(2,379)
	$51,471	$42,801	$35,085

     A reconciliation of the statutory federal income tax rate to the effective income tax rate is as follows for the fiscal years ended:

	2006	2005	2004
Statutory federal rate	35.0%	35.0%	35.0%
State income taxes, net of federal tax benefit	1.8	1.2	0.5
Other nondeductible items	0.1	(0.1)	0.1
Other	0.6	1.0	(0.5)
	37.5%	37.1%	35.1%

     Deferred tax assets and liabilities consisted of the following at each respective fiscal year ended:

	2006	2005
Deferred tax assets:
Deferred compensation	$3,907	$3,528
Deferred revenue	3,276	4,153
Reserve for returns	8,032	6,729
Accrued vacation pay	2,938	3,148
Reserve for health insurance claims	413	1,521
Unrealized loss on available-for-sale securities	—	14
Accrued expenses	1,422	917
Amortization	1,289	1,347
Allowance for doubtful accounts	1,822	1,390
Other	596	1,088
	23,695	23,835
Deferred tax liabilities:
Prepaid catalog costs	12,963	13,456
Property and equipment	26,772	20,999
Capitalized software costs	2,183	2,230
Credit card issuance costs	1,286	1,415
Inventories	16,999	1,875
Unrealized gains on available-for-sale securities	175	—
Retained interests in securitized loans	9,055	5,635
Other	2,680	2,409
	72,113	48,019
Net deferred tax liability	$(48,418)	$(24,184)

CABELA’S INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Dollars in Thousands Except Share and Per Share Amounts)

     Deferred income taxes are included on the consolidated balance sheets under the following captions at the fiscal years ended:

	2006	2005
Deferred income tax liability – current	$(17,978)	$(3,994)
Deferred income tax liability – noncurrent	(30,440)	(20,190)
	$(48,418)	$(24,184)

10. DERIVATIVES

     The Company is exposed to certain market risks including changes in currency exchange rates and interest rates. The Company may enter into various derivative transactions pursuant to established Company policies to manage volatility associated with these exposures.

     Foreign Currency Management — The Company may enter into forward exchange or option contracts for transactions denominated in a currency other than the applicable functional currency in order to reduce exposures related to changes in foreign currency exchange rates. This primarily relates to hedging against anticipated inventory purchases.

     Hedges of anticipated inventory purchases are designated as cash flow hedges. The effective portion of the derivative’s gain or loss associated with the hedge is deferred as a component of accumulated other comprehensive income (loss) until the anticipated transaction is consummated and is then recognized in earnings in the same period that the hedged transaction affects` earnings. For a foreign currency derivative not meeting the conditions for designation as a hedge, changes in fair value are recorded in earnings in the period of change.

     Gains totaling $28 and $296, net of taxes, for fiscal 2006 and 2004, respectively, and a loss of $102 (net of tax), were transferred from accumulated other comprehensive income to income from operations. During fiscal 2005, there was ineffectiveness associated with the Company’s foreign currency derivatives designated as cash flow hedges. The Company discontinued four foreign currency contracts during fiscal 2005 resulting in a loss of $58 recorded in earnings.

     Generally, the Company hedges a portion of its anticipated inventory purchases for periods up to 12 months. As of December 30, 2006, the Company had hedged certain portions of its anticipated inventory purchases through June 30, 2007.

     The fair value of foreign currency derivative assets or liabilities is classified in other current assets or other current liabilities. The fair value of foreign currency derivative assets totaled $37 at December 30, 2006, and the fair value of foreign currency derivative liabilities totaled $11 at December 31, 2005.

     Interest Rate Management — In 2003, in connection with the Series 2003-1 term securitization, the securitization trust entered into a $300,000 notional interest rate swap agreement in order to manage interest rate exposure. The exposure is related to changes in cash flows from funding credit card loans, which include a high percentage of accounts with floating rate obligations that do not incur monthly finance charges. The swap effectively converts the interest rate on the investor bonds from a floating rate to a fixed rate. Since the securitization trust is not consolidated, the fair value of the swap is not reflected in the consolidated financial statements. Additionally, the Company entered into a swap with similar terms with the counter-party whereby the notional amount is zero unless the notional amount of the interest rate swap agreement of the trust falls below $300,000. This derivative is not designated as a hedge and, therefore, the fair value of this derivative is recognized in current earnings. As of December 30, 2006, market value was determined to not be material.

CABELA’S INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Dollars in Thousands Except Share and Per Share Amounts)

11. COMMITMENTS AND CONTINGENCIES

     The Company leases various buildings, computer equipment, signs and storage space under operating leases, which expire on various dates through 2026. Rent expense on these leases as well as other month to month rentals was $8,896, $6,793 and $5,360 for fiscal 2006, 2005 and 2004, respectively. The following is a schedule of future minimum annual rental payments under operating leases at fiscal 2006:

2007	$5,089
2008	3,092
2009	2,320
2010	1,976
2011	1,997
Thereafter	29,504
$43,978

     The Company has entered into certain lease agreements for retail locations. In 2006, the Company entered into four leases. The terms of these leases vary. One of these leases has been determined to be a capital lease and will be recorded as such when the lease commences, which will not occur until a future period. Three of these leases include tenant allowances that will be amortized over the life of the lease. The Company expects to receive tenant allowances approximating $15,000 and $25,700 in 2007 and 2008, respectively. Certain of these leases require the Company to pay contingent rental amounts based on a percentage of sales, in addition to real estates taxes, insurance, maintenance and other operating expenses associated with the leased premises. These long-term leases include options to renew with total terms, including extensions, varying from 10 to 70 years. Some of these leases for constructed assets contain customary conditions of performance by other parties.

     The Company has entered into real estate purchase, construction and/or economic development agreements for various future destination retail store site locations. At December 30, 2006, the Company had cash commitments totaling approximately $6,700 for fiscal 2006, $195,000 for fiscal 2007 and $97,000 for fiscal 2008 for estimated capital expenditures and the purchase of future economic development bonds in connection with the construction and development of new destination retail stores. In addition, the Company is obligated to fund the remaining $1,809 of economic development bonds and construction costs related to the expansion of the distribution center in Wheeling, West Virginia. The funds are designated for use of construction of additional distribution center facilities within the Company’s development district. Construction and funding of the bonds will take place in 2007.

     The Company is also committed to fund $3,565 of economic development bonds related to our retail stores that opened in fiscal 2005. When the bonds are funded, we will be reimbursed for the qualifying construction costs we have incurred.

     Under various grant programs, state or local governments provide funding for certain costs associated with developing and opening a new destination retail store. The Company generally receives grant funding in exchange for commitments, such as assurance of agreed employment and wage levels at the destination retail store or that the destination retail store will remain open, made by the Company to the state or local government providing the funding. The commitments typically phase out over approximately five to ten years. If the Company fails to maintain the commitments during the applicable period, the funds received may have to be repaid or other adverse consequences may arise, which could affect the Company’s cash flows and profitability. As of December 30, 2006, the total amount of grant funding subject to a specific contractual remedy was $14,398.

     Through economic development bonds, the state or local government sells bonds to provide funding for land acquisition, readying the site, building infrastructure and related eligible expenses associated with the construction and equipping of the Company’s destination retail stores. Generally, the Company has been the sole purchaser of these bonds. The bond proceeds that are received by the governmental entity are then used to fund the construction

CABELA’S INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Dollars in Thousands Except Share and Per Share Amounts)

and equipping of new destination retail stores and related infrastructure development. While purchasing these bonds involves an initial cash outlay by the Company in connection with a new store, some or all of these costs can be recaptured through the repayments of the bonds. The payments of principal and interest on the bonds are typically tied to sales, property or lodging taxes generated from the store and, in some cases, from businesses in the surrounding area, over periods which range between 20 and 30 years. In addition, some of the bonds that the Company has purchased may be repurchased for par value by the governmental entity prior to the maturity date of the bonds. However, the governmental entity from which the Company purchased the bonds is not otherwise liable for repayment of principal and interest on the bonds to the extent that the associated taxes are insufficient to pay the bonds. In one location, the bonds will become subordinated to other bonds associated with the development if the Company fails to continue to operate the store over a prescribed period. If sufficient tax revenue is not generated by the subject properties, the Company will not receive scheduled payments and will be unable to realize the full value of the bonds carried by the Company.

     WFB enters into financial instruments with off balance sheet risk in the normal course of business through the origination of unsecured credit card loans. These financial instruments consist of commitments to extend credit, totaling $9,528,456 and $7,478,208, in addition to any other balances a cardholder might have, at fiscal years ended 2006 and 2005, respectively. These instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the consolidated balance sheet. The principal amounts of these instruments reflect the maximum exposure WFB has in the instruments. WFB has not experienced and does not anticipate that all of the customers will exercise their entire available line of credit at any given point in time. WFB has the right to reduce or cancel these available lines of credit at any time.

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

     Self-Insurance – The Company is self-insured for health claims up to $300 per individual. The Company has established a liability for health claims submitted and for those claims incurred prior to year end but not yet reported totaling $3,934 and $4,201 at the end of fiscal 2006 and 2005, respectively.

     The Company is also self-insured for workers’ compensation claims up to $500 per individual. The Company has established a liability for workers’ compensation claims submitted and for those claims incurred prior to year end but not yet reported totaling $3,843 and $2,533 at the end of fiscal 2006 and 2005, respectively.

     The Company’s liabilities for health and workers’ compensation claims incurred but not reported are based upon internally developed calculations. These estimates are regularly evaluated for adequacy based on the most current information available, including historical claim payments, expected trends and industry factors.

12. REGULATORY CAPITAL REQUIREMENTS

     WFB is subject to various regulatory capital requirements administered by the Federal Deposit Insurance Corporation (“FDIC”) and the Nebraska State Department of Banking and Finance. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, WFB must meet specific capital guidelines that involve quantitative measures of WFB’s assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. WFB’s capital amounts and classification are also subject to qualitative judgment by the regulators with respect to components, risk weightings and other factors.

CABELA’S INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Dollars in Thousands Except Share and Per Share Amounts)

     The quantitative measures established by regulation to ensure capital adequacy require that WFB maintain minimum amounts and ratios (defined in the regulations) as set forth in the following table. WFB exceeded the minimum requirements for the well-capitalized category under the regulatory framework for prompt corrective action provisions for both periods presented.

     At the end of fiscal 2006 and 2005, the most recent notification from the FDIC categorized WFB as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized WFB must maintain certain amounts and ratios as set forth in the following table. There are no conditions or events since that notification that management believes have changed the institution’s category.

	2006
			Ratio Required to be Considered
			“Adequately-
	Actual		Capitalized”		“Well-Capitalized”
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital to Risk-Weighted Assets	$96,629	19.2%	$40,352	8.0%	$50,440	10.0%
Tier I Capital to Risk-Weighted Assets	$94,169	18.7%	$20,176	4.0%	$30,264	6.0%
Tier I Capital to Average Assets	$94,169	33.5%	$11,249	4.0%	$14,061	5.0%

	2005
			Ratio Required to be Considered
			“Adequately-
	Actual		Capitalized”		“Well-Capitalized”
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital to Risk-Weighted Assets	$77,852	20.7%	$30,096	8.0%	$37,620	10.0%
Tier I Capital to Risk-Weighted Assets	$76,093	20.2%	$15,048	4.0%	$22,572	6.0%
Tier I Capital to Average Assets	$76,093	33.4%	$9,107	4.0%	$11,384	5.0%

13. EMPLOYEE BENEFIT PLANS

     401(k) Savings Plan – All employees are eligible to defer up to 80% of their wages to the Company’s 401(k) savings plan, subject to certain limitations. Effective January 1, 2006, the plan was amended to increase the Company’s mandatory match to 100% (from 50%) of eligible employee deferrals up to 6% of eligible wages, as defined. In addition, in 2005 and 2004 certain employees were eligible for a discretionary Company contribution up to 12.5% of eligible wages. The discretionary contribution of 12.5% was eliminated effective January 1, 2006. Total expense for the Company’s contributions was $6,502, $10,307 and $9,730 in fiscal 2006, 2005 and 2004, respectively.

     Deferred Compensation Plan – The Company has a self-funded, nonqualified deferred compensation plan for certain key employees. This plan was amended on December 31, 2004, to restrict any further contributions. Accrued interest compounds daily at prime plus 1.75% with the rate adjusting on a semi-annual basis. Upon certain conditions participants can receive their balance in either a lump sum or in equal annual payments over various time periods. The charge to interest expense under this plan was $503, $633 and $595 during fiscal 2006, 2005 and 2004, respectively.

     Employee Charge Accounts – The Company allows employees to charge products at its retail stores. The amounts included in accounts receivable that were related to employee charges were $1,753 and $1,516 at the end of fiscal 2006 and 2005, respectively. The eligibility and charge limits for employee charge accounts vary depending on length of employment.

CABELA’S INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Dollars in Thousands Except Share and Per Share Amounts)

14. STOCK OPTION PLANS

     In March 2004, the Company adopted the Cabela’s Incorporated 2004 Stock Plan (the “2004 Plan”). The 2004 Plan provides for the grant of non-qualified stock options, incentive stock options, stock appreciation rights, nonvested stock, nonvested stock units and other stock-based awards to employees, directors and consultants. A maximum of 2,752,500 shares, subject to adjustment in the event of a stock split, consolidation or stock dividend, of the Company’s common stock are available for awards under the 2004 Plan. Options granted under the 2004 Plan will have a term of no greater than ten years from the grant date and will become exercisable in accordance with the vesting schedule determined at the time the awards are granted. At the end of fiscal 2006, there were 2,669,467 shares subject to options under the 2004 plan and 39,434 shares authorized and available for grant. The Company’s policy has been to issue new shares for the exercise of stock options.

     In March 2004, the Company adopted an Employee Stock Purchase Plan (the “ESPP”), under which shares of common stock are available to be purchased by the Company’s employees. The maximum number of shares of common stock available for issuance under the ESPP is 1,835,000, subject to adjustment in the event of a stock split, consolidation or stock dividend. Employees are eligible to participate in the ESPP immediately upon hire. The employee’s purchase price is 85% of the fair market value of the stock on the date of purchase. Each employee’s total fair market value of purchases may not exceed twenty-five thousand dollars for the year. As of December 30, 2006, 256,118 shares had been issued under the ESPP and 1,578,882 shares were authorized and available for issuance. Of the total shares issued in 2006, 25,061 were issued under a market purchase rather than a new issuance. The Company intends to utilize a market purchase method when possible.

     The Company’s 1997 Stock Option Plan (the “1997 Plan”) provided for the granting of incentive stock options and nonqualified stock options to purchase shares of the Company’s common stock to officers, directors and key employees. As of December 30, 2006, there were 2,217,942 shares subject to options under the 1997 Plan and no shares available for grant. Options issued expire on the fifth or the tenth anniversary of the date of the grant. During 2003, the Company allowed employees to exercise options prior to vesting in exchange for a call option, as provided for in the 1997 Plan. There were 18,350 shares remaining unvested as of December 30, 2006, with an estimated call value of approximately $71. These shares have been included in the following tables.

     On January 6, 2006, one of the Company’s employees with exercised unvested shares retired. As of January 6, 2006, 18,350 exercised unvested shares held by this employee were immediately vested as part of this employee’s retirement agreement. At the time of this employee’s retirement, the value of the call option for these 18,350 shares was $70 and the value of the stock subject to the call option was $310. The Company elected not to exercise its call option and recognized a charge to compensation expense of $239 for the modification of the stock options under Statement 123R in fiscal 2006.

     Impact of the Adoption of FAS 123R using the modified prospective transition method beginning January 1, 2006:

     Effective January 1, 2006, the Company adopted the provisions of Statement No. 123 (revised 2004), Share-Based Payment, which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors including employee stock option awards and employee stock purchases made under an employee stock purchase plan. The Company previously applied the recognition and measurement provisions of APB Opinion No. 25 and related interpretations and provided the required pro forma disclosures under FAS 123, Accounting for Stock-Based Compensation.

     During the fiscal year ended December 30, 2006, share-based compensation expense was recorded for awards granted since 2004 but not yet vested as of January 1, 2006. For these awards, the Company continues to recognize compensation expense using the accelerated or graded method of amortization. Compensation cost for awards granted after the adoption date is recognized using a straight-line amortization method over the vesting period.

CABELA’S INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands Except Share and Per Share Amounts)

     The effect on the Company’s results of continuing operations for fiscal year 2006 of recording share-based compensation, including ESPP shares, was to increase selling, general and administrative expenses by $3,615 and to reduce consolidated net income by $2,259 (or $.03 per basic and diluted share). There was no share-based compensation capitalized in assets as of December 30, 2006.

     As of December 30, 2006, the total unrecognized deferred share-based compensation balance for unvested shares issued after becoming a public company, net of expected forfeitures, was approximately $5,369, net of tax, which is expected to be amortized over a weighted average period of 4.5 years.

     Prior to the adoption of FAS 123R, the Company presented all tax benefits resulting from the exercise of stock options as operating cash inflows in the consolidated statements of cash flows, in accordance with the provisions of the EITF Issue No. 00-15 Classification in the Statement of Cash Flows of the Income Tax Benefit Received by a Company upon Exercise of a Nonqualified Employee Stock Option. FAS 123R requires the benefits of tax deductions in excess of the compensation cost recognized for those options exercised to be classified as financing cash inflows on a prospective basis. This amount is shown as “Excess tax benefit from exercise of stock options” on the consolidated statement of cash flows. For fiscal year ended 2006, the excess tax benefit realized from exercised stock options and similar awards was $495. The Company has elected to adopt the transition method described in FSP FAS 123(R)-3, Transition Election Related to Accounting for the Tax Effect of Share-Based Payment Awards.

     Pro forma Information:

     Since the Company went public in 2004, all options granted prior to 2004 are accounted for in accordance with APB Opinion No. 25. The Company’s calculations are based on a single option valuation approach and forfeitures were recognized as they occurred. The fair value of these options was estimated at the date of grant using the minimum value approach. The Company’s ESPP was deemed non-compensatory under the provisions of APB Opinion No. 25. Stock-based compensation costs were reflected in consolidated net income where the options granted under those plans had an exercise price that was less than the fair value of the underlying common stock on the date of grant. The pro-forma stock based employee compensation expense for shares granted prior to being a public Company was $247 net of tax for fiscal 2006. The pro forma information regarding net income, required by FAS 123, as amended by FAS 148, Accounting for Stock-Based Compensation—Transition and Disclosure, is presented in the following table and has been determined as if the Company had accounted for its employee stock options under the fair value method by these standards. The pro forma information in periods prior to the adoption of FAS 123R is as follows for the fiscal years ended:

	2005	2004
Net income - as reported	$72,569	$64,996
Add: Stock based employee compensation recognized, net of tax	600	1,086
Deduct: Pro-forma stock-based employee compensation expense
determined under fair value based method for all shares granted
as previously reported, net of tax	(6,811)	(4,759)
Net income - pro forma	$66,358	$61,323
Earnings per share:
Basic - as reported	$1.12	$1.06
Basic – pro forma	$1.03	$1.00
Diluted - as reported	$1.10	$1.03
Diluted – pro forma	$0.97	$0.94

Valuation Assumptions:

     The fair value of options granted on and subsequent to May 1, 2004, is estimated on the date of the grant using the Black-Scholes option pricing model. Since the Company has only been public since June 2004, the volatility factor was derived using a historical volatility model as well as comparisons to peers in the Company’s market sector.

CABELA’S INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands Except Share and Per Share Amounts)

     The fair value of options in the fiscal years presented was estimated using the Black-Scholes model with the following weighted average assumptions:

	2006	2005	2004

Risk-free interest rate based on U.S. Treasury yield curve in effect at
the grant date	5.01%	3.87% to 4.38%	3.63%
Dividend yield	—	—	—
Expected volatility	50%	50%	50%
Weighted average expected life based on historical information	6.0 years	4.5 years	4.5 years
Weighted average grant date fair value of options granted	$10.45	$9.14	$10.05

     Information relating to stock options is as follows for fiscal 2006:

		All Options		Non Vested Options
			Weighted		Weighted
	Options		Average		Average
	Available	Number	Exercise	Number	Grant Date
	for Grant	of Options	Price	of Options	Fair Value
Outstanding – beginning of fiscal 2006	751,979	4,695,748	$12.36	3,114,104	$4.56
Granted	(884,500)	884,500	19.35	884,500	10.45
Vested	—	—	—	(1,054,492)	3.64
Exercised	—	(497,946)	6.12	—	—
Forfeited (1) (2)	171,955	(194,893)	18.58	(110,513)	7.91
Outstanding – end of fiscal 2006	39,434	4,887,409	$14.01	2,833,599	$6.61
__________________

(1)	Options forfeited under the 1997 Plan do not become available for grant under the 2004 plan.

(2)	Options forfeited under the 2004 Plan are immediately available for grant.

     Stock options outstanding at the end of fiscal 2006, 2005 and 2004 were comprised of 1,527,692, 1,876,699 and 1,943,424 of incentive stock options and 3,359,717, 2,819,053 and 2,194,071 of nonqualified stock options, respectively. There were 2,053,810, 1,581,644 and 989,425 options exercisable at the end of fiscal 2006, 2005 and 2004, respectively. Of the amounts forfeited in fiscal 2006, 76,880 expired due to time limits for exercises imposed on employees who voluntarily terminated employment. The total fair value of shares vested was $3,843, $6,304 and $4,086 in fiscal 2006, 2005 and 2004, respectively.

		Weighted	Weighted	Aggregate	Weighted Average
		Average	Average	Intrinsic	Remaining
	Shares	Exercise Price	Fair Value	Value	Contractual Life
At December 30, 2006:
Vested and exercisable	2,053,810	$13.89	$5.91	$21,034	5.45 years
Non vested	2,833,599	14.10	6.61	28,197	6.23 years
Total outstanding	4,887,409	14.01	6.32	$49,231	5.90 years
Expected to vest after
December 30, 2006	2,701,731	$13.85	$6.44	$29,502	6.12 years

     The aggregate intrinsic value of awards exercised was $3,473, $1,000 and $13,711 during fiscal 2006, 2005 and 2004, respectively. Based on the Company’s closing stock price of $24.77 as of December 30, 2006, the total number of in-the-money awards exercisable as of December 30, 2006, was approximately 2,049,810.

CABELA’S INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands Except Share and Per Share Amounts)

     The stock options outstanding and exercisable for equity share-based payment awards as of December 30, 2006, were in the following exercise price ranges:

Options Outstanding				Options Exercisable
		Weighted	Average		Weighted
Exercise		Average	Remaining		Average
Price	Shares	Exercise Price	Contractual Life	Shares	Exercise Price
$0.00 to $5.00	436,729	$3.85	1.2 years	278,917	$3.70
$5.01 to $10.00	729,757	8.26	4.3 years	247,152	8.27
$10.01 to $15.00	1,562,687	11.62	4.5 years	611,235	11.63
$15.01 to $20.00	2,152,236	19.73	8.5 years	910,506	19.99
$20.01 to $25.00	2,000	21.77	8.0 years	2,000	21.77
$25.01 to $30.00	4,000	27.26	7.6 years	4,000	27.26
	4,887,409	$14.01	5.9 years	2,053,810	$13.89

15. STOCKHOLDERS’ EQUITY AND DIVIDEND RESTRICTIONS

     Preferred Stock - The Company is authorized to issue 10,000,000 shares of preferred stock having a par value of $0.01 per share. None of the shares of the authorized preferred stock have been issued. The board of directors is authorized to issue these shares of preferred stock without stockholder approval in different classes and series and, with respect to each class or series, to determine the dividend rate, the redemption provisions, conversion provisions, liquidation preference and other rights, privileges and restrictions. The issuance of any preferred stock could have the effect of diluting the voting power of the holders of common stock, restricting dividends on the common stock, impairing the liquidation rights of the common stock or delaying or preventing a change in control without further action by the stockholders.

     Class A Voting Common Stock - The holders of the Company’s Class A common stock are entitled to receive ratably dividends, if any, the board of directors may declare from time to time from funds legally available therefore, subject to the preferential rights of the holders of any shares of the Company’s preferred stock that the Company may issue in the future. The holders of the Company’s Class A common stock are entitled to one vote per share on any matter to be voted upon by stockholders.

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

     Class B Non-voting Common Stock - The holders of the Company’s Class B non-voting common stock are not entitled to any voting rights, except that the holders may vote as a class, with each holder receiving one vote per share of Class B non-voting common stock, on any amendment, repeal or modification of any provision of the Company’s Amended and Restated Certificate of Incorporation that adversely affects the powers, preferences or special rights of holders of Class B non-voting common stock. Shares of the Company’s Class B non-voting common stock are convertible into the same number of shares of Class A voting common stock at any time. However, no holder of shares of Class B non-voting common stock is entitled to convert any of its shares into shares of Class A common stock, to the extent that, as a result of such conversion, the holder directly, or indirectly, would own, control or have the power to vote a greater number of shares of Class A common stock or other securities of any kind issued by the Company than the holder is legally permitted to own, control or have the power to vote. Subject to the prior rights of holders of preferred stock, if any, holders of Class B non-voting common stock, which rates equally with the Company’s Class A common stock in respect of dividends, are entitled to receive ratably dividends, if any, as may be lawfully declared from time to time by the Company’s board of directors.

CABELA’S INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands Except Share and Per Share Amounts)

     Upon any voluntary or involuntary liquidation, dissolution or winding up of the Company’s affairs, the holders of Class B non-voting common stock are entitled to share ratably with the holders of Class A common stock in all assets remaining after payment to creditors and subject to prior distribution rights of any shares of preferred stock that the Company may issue in the future. All of the outstanding shares of Class B non-voting common stock are fully paid and non-assessable.

     Retained Earnings - The most significant restrictions on the payment of dividends are the covenants contained in the Company’s revolving credit agreement and unsecured senior notes purchase agreements. Nebraska banking laws also govern the amount of dividends that WFB can pay to the Company. The Company has unrestricted retained earnings of $99,471 available for dividends.

     Shelf Registration - On September 2, 2005, the Company filed a Form S-3 Registration Statement to register 6,252,768 shares of common stock. The shares of common stock being offered in the registration statement by selling stockholders are issuable upon conversion of 6,252,768 shares of non-voting Class B common stock. The Company will not receive any of the proceeds from the sale of shares of common stock in this offering. The timing and amount of any sale are within the sole discretion of the selling stockholders. At December 30, 2006, there were 3,986,868 shares of common stock available to be issued upon conversion of shares of non-voting Class B common stock.

     Other Comprehensive Income (Loss) - The components of other comprehensive income (loss) and related tax effects are as follows for the fiscal years ended:

	2006	2005	2004
Changes in net unrealized holding gains (losses) on marketable
securities, net of tax (benefit) of $300, $(1,415) and $1,186	$500	$(2,561)	$2,154
Less adjustment for net (gains) losses on marketable securities included in net
income, net of tax (benefit) of $113, $13 and $(30)	(189)	(23)	53
	311	(2,584)	2,207
Changes in net unrealized holding gains (losses) on derivatives designated as
cash flow hedges, net of tax (benefit) of $29, $(145) and $49	48	(260)	91
Less adjustment for reclassification of derivatives included in net income, net
of tax (benefit) of $10, $(57) and $162	(18)	102	(296)
	30	(158)	(205)
	$341	$(2,742)	$2,002

     The components of accumulated other comprehensive income (loss), net of related taxes, are as follows for the fiscal years ended:

	2006	2005
Accumulated net unrealized holding gains (losses) on available-for-sale securities	$292	$(19)
Accumulated net unrealized holding gains (losses) on derivatives	23	(7)
Total accumulated other comprehensive income (loss)	$315	$(26)

16. RELATED PARTY TRANSACTIONS

     On January 1, 2005, the Company entered into an employee lease agreement with an affiliate of the Company’s Chairman of the Board where the affiliate leases the services of certain Company employees. This lease agreement was terminated on December 31, 2006. The Company also had a one-year employee and office space lease agreement with the Company’s Chairman that terminated on December 31, 2004, pursuant to which he leased the services of certain Company employees and associated office space. Total reimbursements for these expenses were $335, $297 and $221 for fiscal 2006, 2005 and 2004, respectively. The Company also bought products from an affiliate of the Company’s Chairman of the Board in fiscal 2006 and 2005. These purchases were at arms-length rates and were not material.

CABELA’S INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands Except Share and Per Share Amounts)

17. SEGMENT REPORTING

     The Company has four reportable segments: Direct, Retail, Financial Services and Corporate Overhead and Other. The Direct segment sells products through direct-mail catalogs and its e-commerce websites (Cabelas.com and complementary websites); the Retail segment sells products through destination retail stores of various sizes and formats; and the Financial Services segment issues co-branded credit cards. Corporate Overhead and Other is the Company’s fourth segment primarily made up of land sales, employee discounts, corporate overhead and shared services. The Company’s executive management, being its chief operating decision makers, assesses the performance of each operating segment based on an operating income measure. This measure is net revenue less merchandise acquisition costs and certain directly identifiable and allocable operating costs as described below. For the Direct segment, these operating costs primarily consist of catalog costs, e-commerce advertising costs and order processing costs. For the Retail segment, these operating costs primarily consist of labor, advertising, depreciation and occupancy costs of destination retail stores. For the Financial Services segment, operating costs primarily consist of advertising and promotion, marketing fees, third party services for processing credit card transactions, salaries and other general and administrative costs. Corporate and other expenses consist of unallocated shared-service costs, general and administrative expenses, operations of various ancillary subsidiaries such as real estate development, travel and lodging (which are not aggregated with the other segments) and eliminations. Unallocated shared-service costs include receiving, distribution and storage costs of inventory, merchandising and quality assurance costs, as well as corporate headquarters occupancy costs. General and administrative expenses include costs associated with general corporate management and shared departmental services such as management information systems, finance, human resources and legal.

     Segment assets are those directly used in or clearly allocable to an operating segment’s operations. For the Direct segment, these assets primarily include prepaid catalog costs, fixed assets and goodwill. Goodwill made up $969 of assets in the Direct Segment as of December 30, 2006. For the Retail segment, assets primarily include inventory in the retail stores, land, buildings, fixtures and leasehold improvements. For the Financial Services segment, assets primarily include cash, credit card loans, buildings and fixtures. Corporate and other assets include corporate headquarters, merchandise distribution inventory, shared technology infrastructure as well as corporate cash and cash equivalents, economic development bonds, prepaid expenses and other assets. In addition to the capital expenditures presented in the following tables, the Company had unpaid purchases of property and equipment that are included in accounts payable at fiscal years ended 2006 and 2005. At December 30, 2006 and December 31, 2005, respectively, these amounts totaled $1,572 and $24 for Direct, $12,111 and $5,010 for Retail, $50 and none for Financial Services, and $6,119 and $3,464 for Corporate Overhead and Other. Depreciation, amortization and capital expenditures of each segment are allocated to each respective segment. Unallocated assets include corporate cash and cash equivalents, merchandise distribution inventory for the Retail or Direct segments, the net book value of corporate facilities and related information systems, deferred income taxes and other corporate long-lived assets. The accounting policies of the segments, where applicable, are the same as those described in the summary of significant accounting policies in the Company’s notes to consolidated financial statements. Intercompany revenue between segments has been eliminated in consolidation.

CABELA’S INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands Except Share and Per Share Amounts)

				Corporate
			Financial	Overhead
Fiscal Year 2006	Direct	Retail	Services	and Other	Total
Revenue from external	$1,086,162	$817,836	$138,164	$21,362	$2,063,524
Revenue (loss) from internal	2,318	2,485	(741)	(4,062)	—
Total revenue	1,088,480	820,321	137,423	17,300	2,063,524
Operating income (loss)	179,182	124,122	30,061	(189,620)	143,745
As a % of revenue	16.5%	15.1%	21.9%	N/A	7.0%
Depreciation and amortization	4,371	19,050	941	21,197	45,559
Assets	496,963	602,513	316,417	335,337	1,751,230
Capital expenditures	4,132	161,030	1,685	12,391	179,238

				Corporate
			Financial	Overhead
Fiscal Year 2005	Direct	Retail	Services	and Other	Total
Revenue from external	$1,042,219	$618,044	$106,439	$32,959	$1,799,661
Revenue (loss) from internal	1,948	2,061	(608)	(3,401)	—
Total revenue	1,044,167	620,105	105,831	29,558	1,799,661
Operating income (loss)	171,908	85,895	23,060	(165,900)	114,963
As a % of revenue	16.5%	13.9%	21.8%	N/A	6.4%
Depreciation and amortization	5,308	12,916	1,089	15,599	34,912
Assets	405,303	460,776	262,799	237,402	1,366,280
Capital expenditures	5,829	158,113	603	30,114	194,659

				Corporate
			Financial	Overhead
Fiscal Year 2004	Direct	Retail	Services	and Other	Total
Revenue from external	$974,400	$496,211	$69,670	$15,693	$1,555,974
Revenue (loss) from internal	1,757	2,047	(610)	(3,194)	—
Total revenue	976,157	498,258	69,060	12,499	1,555,974
Operating income (loss)	156,974	78,454	9,257	(147,470)	97,215
As a % of revenue	16.1%	15.7%	13.4%	N/A	6.2%
Depreciation and amortization	5,350	10,200	1,386	12,907	29,843
Assets	309,089	266,840	199,861	452,441	1,228,231
Capital expenditures	6,752	24,915	857	20,044	52,568

CABELA’S INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands Except Share and Per Share Amounts)

     The components and amounts of total revenue for the Financial Services business segment were as follows for the fiscal years ended:

	2006	2005	2004
Interest and fee income, net of provision for loan losses	$23,973	$17,196	$12,735
Interest expense	(5,008)	(3,241)	(3,063)
Net interest income, net of provision for loan losses	18,965	13,955	9,672
Non-interest income:
Securitization income	169,173	133,032	96,466
Other non-interest income	39,381	31,836	24,905
Total non-interest income	208,554	164,868	121,371
Less: Customer rewards costs	(90,096)	(72,992)	(61,983)
Financial Services Total Revenue	$137,423	$105,831	$69,060

     The Company’s products are principally marketed to individuals within the United States. Net sales realized from other geographic markets, primarily Canada, have collectively been less than 2% of consolidated net merchandise sales in each reported period. No single customer accounted for ten percent or more of consolidated net sales. No single product or service accounts for a significant percentage of the Company’s consolidated revenue.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Cabela’s Incorporated and Subsidiaries
Sidney, Nebraska

We have audited the consolidated financial statements of Cabela’s Incorporated and Subsidiaries (the “Company”) as of December 30, 2006 and December 31, 2005, and for each of the three years in the period ended December 30, 2006, management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 30, 2006, and the effectiveness of the Company’s internal control over financial reporting as of December 30, 2006, and have issued our reports thereon dated February 26, 2007. Such reports are included elsewhere in this Form 10-K. Our audits also included the consolidated financial statement schedule of the Company listed in the accompanying index at Item 15. This consolidated financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ Deloitte & Touche LLP

DELOITTE & TOUCHE LLP

Omaha, Nebraska
February 26, 2007

CABELA’S INCORPORATED AND SUBSIDIARIES

SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS

	Beginning	Charged to	Charged	Net	End
	of Year	Costs and	to Other	Charge-	of Year
	Balance	Expenses	Accounts	Offs	Balance
	(In Thousands)
YEAR ENDED DECEMBER 30, 2006:
Allowance for doubtful accounts	$1,404	$527	$1	$528	$1,932
Allowance for credit card receivable loan losses	$536	$664	$(501)	$163	$699

YEAR ENDED DECEMBER 31, 2005:
Allowance for doubtful accounts	$1,483	$(79)	$—	$(79)	$1,404
Allowance for credit card receivable loan losses	$65	$720	$(249)	$471	$536

YEAR ENDED JANUARY 1, 2005:
Allowance for doubtful accounts	$1,894	$(404)	$(7)	$(411)	$1,483
Allowance for credit card receivable loan losses	$—	$65	$—	$65	$65

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

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

     In connection with this annual report on Form 10-K, our Chief Executive Officer and Chief Financial Officer evaluated, with the participation of our management, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on management’s evaluation, our Chief Executive Officer and Chief Financial Officer each concluded that our disclosure controls and procedures were effective as of December 30, 2006.

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

     With the participation of our Chief Executive Officer and our Chief Financial Officer, management evaluated the effectiveness of our internal control over financial reporting as of December 30, 2006 based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 30, 2006.

     Deloitte & Touche LLP has audited this assessment of our internal control over financial reporting. Their report is included in this Item 9A.

Changes in Internal Control Over Financial Reporting

     During the fourth quarter of fiscal 2006 management completed its remediation plan designed to correct a previously reported deficiency in internal control over financial reporting. Specifically, management implemented, tested and concluded that controls designed to provide reasonable assurance of the proper presentation and disclosure of short-term investments on our consolidated balance sheets and statements of cash flows were in place and operating effectively at December 30, 2006.

     There were no other changes in our internal control over financial reporting that occurred during the quarter ended December 30, 2006 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Cabela’s Incorporated and Subsidiaries
Sidney, Nebraska

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting that Cabela’s Incorporated and Subsidiaries (the “Company”) maintained effective internal control over financial reporting as of December 30, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 30, 2006, is fairly stated, in all material respects, based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 30, 2006, based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 30, 2006, of the Company and our report dated February 26, 2007 expressed an unqualified opinion on those consolidated financial statements.

/s/ Deloitte & Touche LLP

DELOITTE & TOUCHE LLP

Omaha, Nebraska
February 26, 2007

ITEM 9B. OTHER INFORMATION

     None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

     The information under the headings “Proposal One – Election of Directors,” “Executive Officers of the Company,” “Corporate Governance – Committees of the Board of Directors – Audit Committee,” and “Section 16 (a) Beneficial Ownership Reporting Compliance,” in our Proxy Statement relating to our 2007 Annual Meeting of Shareholders (our “Proxy Statement”) is incorporated herein by reference. With the exception of the foregoing information and other information specifically incorporated by reference into this Report on Form 10-K, our Proxy Statement is not being filed as a part hereof.

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

     On May 24, 2006, we filed with the NYSE the Annual CEO Certification regarding the company’s compliance with the NYSE’s Corporate Governance listing standards as required by Section 303A.12(a) of the NYSE Listed Company Manual.

ITEM 11. EXECUTIVE COMPENSATION

     The information under the headings “Executive Compensation” and “Director Compensation” in our Proxy Statement is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     The information under the headings “Executive Compensation – Equity Compensation Plan Information as of Fiscal Year-End” and “Security Ownership of Certain Beneficial Owners and Management” in our Proxy Statement is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

     The information under the headings “Transactions with Related Persons” and “Corporate Governance – Board of Directors” in our Proxy Statement is incorporated herein by reference.

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

Report of Independent Registered Public Accounting Firm
Consolidated Statements of Income –Years ended December 30, 2006, December 31, 2005 and January 1, 2005
Consolidated Balance Sheets – December 30, 2006 and December 31, 2005
Consolidated Statements of Cash Flows – Years ended December 30, 2006, December 31, 2005 and January 1, 2005
Consolidated Statements of Stockholders’ Equity – Years ended December 30, 2006, December 31, 2005 and January 1, 2005
Notes to Consolidated Financial Statements

2.	Financial Statement Schedules:

Schedule II – Valuation and Qualifying Accounts

All other schedules for which provision is made in the applicable accounting regulations of the SEC are not required under the related instructions or are inapplicable and, therefore, have been omitted.

3.	Exhibits: See Item 15(b) below.

(b)	Exhibits

Exhibit
Number	Exhibit Description
3.1	Amended and Restated Certificate of Incorporation of Cabela’s Incorporated (incorporated by reference from Exhibit 3.1 of our Quarterly Report on Form 10-Q, filed on August 13, 2004, File No. 001-32227)

3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Cabela’s Incorporated (incorporated by reference from Exhibit 3.1 of our Current Report on Form 8-K, filed on May 15, 2006, File No. 001-32227)

3.3	Amended and Restated Bylaws of Cabela’s Incorporated (incorporated by reference from Exhibit 3.2 of our Current Report on Form 8-K, filed on May 15, 2006, File No. 001-32227)

4.1	Specimen Stock Certificate (incorporated by reference from Exhibit 4.1 of our Registration Statement on Form S-1, filed on March 23, 2004, Registration No. 333-113835)

4.2	Registration Rights Agreement dated as of September 23, 2003, among Cabela’s Incorporated and the security holders named therein (incorporated by reference from Exhibit 4.2 of our Registration Statement on Form S-1, filed on March 23, 2004, Registration No. 333-113835)

4.3	Form of 5.99% Senior Note, Series 2006-A, due February 27, 2016 (incorporated by reference from Exhibit 4.1 of our Current Report on Form 8-K, filed on March 3, 2006, File No. 001-32227)

4.4	Form of 4.95% Senior Note due September 2009 (incorporated by reference from Exhibit 4.3 of our Registration Statement on Form S-1, filed on March 23, 2004, Registration No. 333-113835)

4.5	Form of 8.79% Senior Note, Series A, due January 2007 (incorporated by reference from Exhibit 4.4 of our Registration Statement on Form S-1, filed on March 23, 2004, Registration No. 333-113835)

4.6	Form of 9.01% Senior Note, Series B, due January 2007 (incorporated by reference from Exhibit 4.5 of our Registration Statement on Form S-1, filed on March 23, 2004, Registration No. 333-113835)

4.7	Form of 9.19% Senior Note, Series C, due January 2010 (incorporated by reference from Exhibit 4.6 of our Registration Statement on Form S-1, filed on March 23, 2004, Registration No. 333-113835)

4.8	Note Purchase Agreements dated as of February 27, 2006, among Cabela’s Incorporated and various purchasers party thereto (incorporated by reference from Exhibit 4.2 of our Current Report on Form 8-K, filed on March 3, 2006, File No. 001-32227)

4.9	Note Purchase Agreements dated as of September 5, 2002, among Cabela’s Incorporated and various purchasers party thereto (incorporated by reference from Exhibit 4.7 of our Registration Statement on Form S-1, filed on March 23, 2004, Registration No. 333-113835)

4.10	First Amendment Agreement to Note Purchase Agreements dated as of September 5, 2002, among Cabela’s Incorporated and various purchasers party thereto (incorporated by reference from Exhibit 10 of our Quarterly Report of Form 10-Q, filed on November 4, 2005, File No. 001-32227)

4.11	Second Amendment Agreement to Note Purchase Agreements dated as of September 5, 2002, among Cabela’s Incorporated and various purchasers party thereto (incorporated by reference from Exhibit 4.3 of our Current Report on Form 8-K, filed on March 3, 2006, File No. 001-32227)

4.12	Note Agreements dated as of January 1, 1995, among Cabela’s Incorporated and various purchasers party thereto (incorporated by reference from Exhibit 4.8 of our Registration Statement on Form S-1, filed on March 23, 2004, Registration No. 333-113835)

4.13	Amendment No. 1 to Note Agreements dated as of January 1, 1995, among Cabela’s Incorporated and various purchasers party thereto (incorporated by reference from Exhibit 4.9 of our Registration Statement on Form S-1, filed on March 23, 2004, Registration No. 333-113835)

4.14	Amendment No. 2 to Note Agreements dated as of January 1, 1995, among Cabela’s Incorporated and various purchasers party thereto (incorporated by reference from Exhibit 4.10 of our Registration Statement on Form S-1, filed on March 23, 2004, Registration No. 333-113835)

4.15	Amendment No. 3 to Note Agreements dated as of January 1, 1995, among Cabela’s Incorporated and various purchasers party thereto (incorporated by reference from Exhibit 4.11 of our Registration Statement on Form S-1, filed on March 23, 2004, Registration No. 333-113835)

4.16	Amendment No. 4 to Note Agreements dated as of January 1, 1995, among Cabela’s Incorporated and various purchasers party thereto (incorporated by reference from Exhibit 4.12 of our Registration Statement on Form S-1, filed on March 23, 2004, Registration No. 333-113835)

4.17	Amendment No. 5 to Note Agreements dated as of January 1, 1995, among Cabela’s Incorporated and various purchasers party thereto (incorporated by reference from Exhibit 4.13 of our Registration Statement on Form S-1, filed on March 23, 2004, Registration No. 333-113835)

4.18	Amendment No. 6 to Note Agreements dated as of January 1, 1995, among Cabela’s Incorporated and various purchasers party thereto (incorporated by reference from Exhibit 4.4 of our Current Report on Form 8-K, filed on March 3, 2006, File No. 001-32227)

10.1	Executive Employment Agreement dated as of January 4, 2004, between Cabela’s Incorporated and Richard N. Cabela (incorporated by reference from Exhibit 10.1 of our Registration Statement on Form S-1, filed on March 23, 2004, Registration No. 333-113835)*

10.2	Addendum to Executive Employment Agreement dated as of January 4, 2004, between Cabela’s Incorporated and Richard N. Cabela (incorporated by reference from Exhibit 10.1 of our Quarterly Report of Form 10-Q, filed on May 12, 2005, File No. 001-32227)*

10.3	Executive Employment Agreement dated as of January 4, 2004, between Cabela’s Incorporated and James W. Cabela (incorporated by reference from Exhibit 10.2 of our Registration Statement on Form S-1, filed on March 23, 2004, Registration No. 333-113835)*

10.4	Addendum to Executive Employment Agreement dated as of January 4, 2004, between Cabela’s Incorporated and James W. Cabela (incorporated by reference from Exhibit 10.2 of our Quarterly Report of Form 10-Q, filed on May 12, 2005, File No. 001-32227)*

10.5	Employee Lease Agreement dated as of January 1, 2005, between Cabela’s Incorporated and Mudhead Enterprises, LLC (incorporated by reference from Exhibit 10.5 of our Quarterly Report on Form 10-Q, filed on May 12, 2005, File No. 001-32227)

10.6	Stock Redemption Agreement dated as of September 23, 2003, among Cabela’s Incorporated, James W. Cabela and an affiliated party, and Richard N. Cabela and his affiliates (incorporated by reference from Exhibit 10.4 of our Registration Statement on Form S-1, filed on March 23, 2004, Registration No. 333-113835)

10.7	Stock Purchase Agreement dated as of September 23, 2003, among Cabela’s Incorporated and the security holders named therein (incorporated by reference from Exhibit 10.5 of our Registration Statement on Form S-1, filed on March 23, 2004, Registration No. 333-113835)

10.8	1997 Stock Option Plan (incorporated by reference from Exhibit 10.6 of our Registration Statement on Form S-1, filed on March 23, 2004, Registration No. 333-113835)*

10.9	First Amendment to 1997 Stock Option Plan (incorporated by reference from Exhibit 10.7 of our Registration Statement on Form S-1, filed on March 23, 2004, Registration No. 333-113835)*

10.10	Second Amendment to 1997 Stock Option Plan (incorporated by reference from Exhibit 10.8 of our Registration Statement on Form S-1, filed on March 23, 2004, Registration No. 333-113835)*

10.11	Third Amendment to 1997 Stock Option Plan (incorporated by reference from Exhibit 10.9 of our Registration Statement on Form S-1, filed on March 23, 2004, Registration No. 333-113835)*

10.12	Fourth Amendment to 1997 Stock Option Plan (incorporated by reference from Exhibit 10.9.1 of our Registration Statement on Form S-1, filed on March 23, 2004, Registration No. 333-113835)*

10.13	Form of 1997 Employee Stock Option Agreement (incorporated by reference from Exhibit 10.10 of our Registration Statement on Form S-1, filed on March 23, 2004, Registration No. 333-113835)*

10.14	Form of Employee Stock Purchase Agreement (incorporated by reference from Exhibit 10.11 of our Registration Statement on Form S-1, filed on March 23, 2004, Registration No. 333-113835)*

10.15	2004 Stock Plan (incorporated by reference from Exhibit 10.12 of our Registration Statement on Form S-1, filed on March 23, 2004, Registration No. 333-113835)*

10.16	Form of 2004 Stock Plan Employee Stock Option Agreement (incorporated by reference from Exhibit 10.13 of our Registration Statement on Form S-1, filed on March 23, 2004, Registration No. 333-113835)*

10.17	Form of 2004 Stock Plan Employee Stock Option Agreement (2006) (incorporated by reference from Exhibit 10.1 of our Current Report on Form 8-K, filed on May 15, 2006, File No. 001-32227)*

10.18	Form of 2004 Stock Plan Non-Employee Director Stock Option Agreement (2006) (incorporated by reference from Exhibit 10.2 of our Current Report on Form 8-K, filed on May 15, 2006, File No. 001-32227)*

10.19	2004 Employee Stock Purchase Plan (incorporated by reference from Exhibit 10.14 of our Registration Statement on Form S-1, filed on March 23, 2004, Registration No. 333-113835)*

10.20	Second Amended and Restated Credit Agreement dated as of July 15, 2005, among Cabela’s Incorporated, various lenders party thereto, and U.S. Bank National Association, as Administrative Agent (incorporated by reference from Exhibit 10 of our Current Report on Form 8-K, filed on July 15, 2005, File No. 001-32227)

10.21	Third Amended and Restated Intercreditor Agreement dated as of February 27, 2006, among Cabela’s Incorporated, various noteholders party thereto, various lenders party thereto, and U.S. Bank National Association, as Collateral Agent (incorporated by reference from Exhibit 10 of our Current Report on Form 8-K, filed on March 3, 2006, File No. 001-32227)

10.22	Form of Indemnification Agreement (incorporated by reference from Exhibit 10.18 of our Registration Statement on Form S-1, filed on March 23, 2004, Registration No. 333-113835)*

10.23	Form of Management Change of Control Severance Agreement (incorporated by reference from Exhibit 10.19 of our Registration Statement on Form S-1, filed on March 23, 2004, Registration No. 333-113835)*

10.24	Amended and Restated Management Change of Control Severance Agreement dated May 9, 2006, between Cabela’s Incorporated and Joseph M. Friebe (incorporated by reference from Exhibit 10.3 of our Current Report on Form 8-K, filed on May 15, 2006, File No. 001-32227)*

10.25	Restated Bonus Plan (incorporated by reference from Exhibit 10.20 of our Registration Statement on Form S-1, filed on March 23, 2004, Registration No. 333-113835)*

10.26	Cabela’s Incorporated Third Amended and Restated Deferred Compensation Plan (incorporated by reference from Exhibit 10.1 of our Current Report on Form 8-K, filed on March 1, 2005, File No. 001-32227)*

10.27	First Amendment of the Cabela’s Incorporated Third Amended and Restated Deferred Compensation Plan (incorporated by reference from Exhibit 10.1 of our Current Report on Form 8-K, filed on March 1, 2005 File No. 001-32227)*

10.28	Second Amendment of the Cabela’s Incorporated Third Amended and Restated Deferred Compensation Plan*

10.29	Summary of Non-Employee Director Compensation*

10.30	Summary of Named Executive Officer Compensation*

10.31	Form of Confidentiality and Noncompetition Agreement (executed by Dennis Highby, Patrick A. Snyder, Michael Callahan, and Brian J. Linneman effective April 14, 2005) (incorporated by reference from Exhibit 10.3 of our Quarterly Report of Form 10-Q, filed on May 12, 2005, File No. 001-32227)*

10.32	Form of Confidentiality and Noncompetition Agreement – World’s Foremost Bank (executed by David A. Roehr and Ralph Castner effective April 14, 2005) (incorporated by reference from Exhibit 10.4 of our Quarterly Report of Form 10-Q, filed on May 12, 2005, File No. 001-32227)*

10.33	Retirement and General Release Agreement dated January 30, 2006, between Cabela’s Incorporated and David A. Roehr (incorporated by reference from Exhibit 10 of our Current Report of Form 8-K/A, filed on February 1, 2006, File No. 001-32227)*

10.34	Amended and Restated Lease Agreement with Option to Purchase dated April 26, 2005, between Ohio County Development Authority and Cabela’s Wholesale, Inc. (incorporated by reference from Exhibit 10.29 of our Annual Report of Form 10-K, filed on March 1, 2006, File No. 001-32227)

21.1	Subsidiaries of Cabela’s Incorporated

23.1	Consent of Deloitte & Touche LLP

24.1	Powers of Attorney

31.1	Certification of CEO Pursuant to Rule 13a-14(a) under the Exchange Act

31.2	Certification of CFO Pursuant to Rule 13a-14(a) under the Exchange Act

32.1	Certifications Pursuant to 18 U.S.C. Section 1350

99.1	Cabela’s Incorporated 401(k) Savings Plan (incorporated by reference from Exhibit 99.4 of our Registration Statement on Form S-8, filed on June 25, 2004, Registration No. 333-116864)

99.2	EGTRRA Amendment to the Cabela’s Incorporated 401(k) Savings Plan (incorporated by reference from Exhibit 99.4 of our Registration Statement on Form S-8, filed on June 25, 2004, Registration No. 333-116864)

99.3	MRD Amendment to the Cabela’s Incorporated 401(k) Savings Plan (incorporated by reference from Exhibit 99.4 of our Registration Statement on Form S-8, filed on June 25, 2004, Registration No. 333-116864)

99.4	Third Amendment of the Cabela’s Incorporated 401(k) Savings Plan (incorporated by reference from Exhibit 99.1 of our Quarterly Report of Form 10-Q, filed on May 12, 2005, File No. 001-32227)

99.5	Fourth Amendment of the Cabela’s Incorporated 401(k) Savings Plan (incorporated by reference from Exhibit 99.2 of our Quarterly Report of Form 10-Q, filed on May 12, 2005, File No. 001-32227)

99.6	Fifth Amendment of the Cabela’s Incorporated 401(k) Savings Plan (incorporated by reference from Exhibit 99.6 of our Annual Report of Form 10-K, filed on March 1, 2006, File No. 001-32227)

99.7	Sixth Amendment of the Cabela’s Incorporated 401(k) Savings Plan
__________________

*	Indicates management contract or compensatory plan or arrangement required to be filed as exhibits pursuant to Item 15(b) of this report.

(c)	Financial Statement Schedules. See Item 15(a) above.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CABELA’S INCORPORATED

Dated: February 27, 2007	By:	/s/ Dennis Highby
Dennis Highby
		President and Chief Executive	Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Dennis Highby	President, Chief Executive Officer and	February 27, 2007
Dennis Highby	Director (Principal Executive Officer)

/s/ Ralph W. Castner	Vice President and Chief Financial Officer	February 27, 2007
Ralph W. Castner	(Principal Financial Officer and Principal
Accounting Officer)

*	Chairman of the Board and Director	February 27, 2007
Richard N. Cabela

*	Vice-Chairman of the Board and Director	February 27, 2007
James W. Cabela

*	Director	February 27, 2007
Theodore M. Armstrong

*	Director	February 27, 2007
John Gottschalk

*	Director	February 27, 2007
Reuben Mark

*	Director	February 27, 2007
Michael R. McCarthy

*	Director	February 27, 2007
Stephen P. Murray

* By:	/s/ Ralph W. Castner
Ralph W. Castner
Attorney-in-fact
February 27, 2007