Form 10-Q
period 2007-03-31
CABELAS INC
filed 2007-05-04
CIK 1267130

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007
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

Common stock, $0.01 par value: 65,774,848 shares, including 1,820,437 shares of non-voting common stock, as of April 28, 2007.

CABELA’S INCORPORATED
FORM 10-Q
QUARTERLY PERIOD ENDED MARCH 31, 2007

PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements

CABELA'S INCORPORATED AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS (Dollars in Thousands Except Par Value) (Unaudited)
ASSETS	March 31, 2007	December 30, 2006	April 1, 2006

CURRENT ASSETS:
Cash and cash equivalents	$51,985	$172,903	$96,700
Accounts receivable, net of allowance for doubtful accounts of $1,701, $1,932 and $1,597	36,541	43,676	35,005
Credit card loans held for sale (Note 3)	115,593	136,072	113,175
Credit card loans receivable, net of allowances of $968, $699 and $382 (Note 3)	14,463	16,611	12,833
Inventories	505,337	484,414	418,383
Prepaid expenses and deferred catalog costs	41,722	42,502	38,584
Other current assets	89,932	58,043	48,165
Total current assets	855,573	954,221	762,845

PROPERTY AND EQUIPMENT, NET	637,111	600,065	473,403

OTHER ASSETS:
Land held for sale or development	21,078	20,947	13,496
Retained interests in securitized loans (Note 3)	35,334	39,033	32,571
Marketable securities	117,008	117,360	156,981
Other assets	18,678	19,604	19,537
Total other assets	192,098	196,944	222,585

Total assets	$1,684,782	$1,751,230	$1,458,833

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$221,166	$239,285	$122,517
Unpresented checks net of bank balance	18,502	--	11,074
Accrued expenses and other liabilities	50,887	72,124	42,617
Gift certificates and credit card reward points	132,992	144,210	110,214
Accrued employee compensation and benefits	33,438	61,275	27,323
Time deposits	29,748	33,401	52,121
Short-term borrowing	--	6,491	--
Current maturities of long-term debt	26,689	26,803	28,232
Income taxes payable	--	17,267	14,462
Deferred income taxes	15,508	17,978	6,071
Total current liabilities	528,930	618,834	414,631

LONG-TERM LIABILITIES:
Long-term debt, less current maturities	287,556	284,579	305,021
Long-term time deposits	71,094	68,795	52,110
Deferred compensation	5,148	5,174	4,934
Deferred grant income and tenant allowances	10,922	9,550	12,050
Deferred income taxes	29,316	30,440	19,289
Other long-term liabilities	8,969	--	--
Total long-term liabilities	413,005	398,538	393,404

COMMITMENTS AND CONTINGENCIES (Note 8)

STOCKHOLDERS’ EQUITY: (Note 6)
Preferred stock, $0.01 par value; 10,000,000 shares authorized, no shares issued or outstanding	--	--	--
Common stock, $0.01 par value:
Class A Voting, 245,000,000 shares authorized; 63,851,652, 59,556,431 and 57,051,681 shares issued and outstanding	639	596	571
Class B Non-voting, 245,000,000 shares authorized: 1,820,437, 5,807,305 and 8,073,205 shares issued and outstanding	18	58	80
Additional paid-in capital	251,571	247,741	242,188
Retained earnings	490,535	485,148	408,446
Accumulated other comprehensive income (loss), net	84	315	(487)
Total stockholders’ equity	742,847	733,858	650,798

Total liabilities and stockholders’ equity	$1,684,782	$1,751,230	$1,458,833

See notes to unaudited condensed consolidated financial statements.

CABELA'S INCORPORATED AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Dollars in Thousands Except Earnings Per Share) (Unaudited)
	Three Months Ended
	March 31, 2007	April 1, 2006
REVENUE:
Merchandise sales	$422,639	$374,214
Financial services revenue	35,734	28,534
Other revenue	3,718	2,057
Total revenue	462,091	404,805

COST OF REVENUE:
Cost of merchandise sales	278,046	241,883
Cost of other revenue	(14)	406
Total cost of revenue (exclusive of depreciation and amortization)	278,032	242,289

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	171,668	148,313

OPERATING INCOME	12,391	14,203

OTHER INCOME (EXPENSE):
Interest income	1,236	401
Interest expense	(4,634)	(3,344)
Other income, net	2,196	2,977
Total other income (expense)	(1,202)	34

INCOME BEFORE PROVISION FOR INCOME TAXES	11,189	14,237

PROVISION FOR INCOME TAXES	4,047	5,154

NET INCOME	$7,142	$9,083

EARNINGS PER COMMON SHARE (NOTE 5):
Basic	$0.11	$0.14

Diluted	$0.11	$0.14

WEIGHTED AVERAGE SHARES OUTSTANDING (NOTE 5):

Basic	65,495,612	65,069,840

Diluted	67,103,984	66,359,544

See notes to unaudited condensed consolidated financial statements.

CABELA’S INCORPORATED AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (In Thousands) (Unaudited)
	Three Months Ended
CASH FLOWS FROM OPERATING ACTIVITIES:	March 31, 2007	April 1, 2006
Net income	$7,142	$9,083
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation	13,031	9,899
Amortization	222	220
Stock based compensation	856	803
Deferred income taxes	(3,455)	1,437
Other, net	947	432
Change in operating assets and liabilities:
Accounts receivable	7,493	638
Origination of credit card loans held for sale, net of collections	20,479	(35,485)
Retained interests in securitized loans	3,699	1,894
Inventories	(20,923)	(21,748)
Prepaid expenses and deferred catalog costs	770	4,009
Other current assets	(30,218)	(5,422)
Land held for sale or development	(131)	(80)
Accounts payable	(30,428)	(50,940)
Accrued expenses and other liabilities	(21,289)	(13,325)
Gift certificates and credit card reward points	(11,218)	(10,906)
Accrued employee compensation and benefits	(27,991)	(32,924)
Income taxes payable/receivable	(18,854)	(17,022)
Deferred compensation	(26)	(2,235)
Deferred grant income and tenant allowances	1,424	(956)
Other long-term liabilities	7,214	--

Net cash used in operating activities	(101,256)	(162,628)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(37,640)	(14,541)
Purchases of marketable securities	(415)	(12,288)
Maturities of marketable securities	369	315
Purchases of short-term investments	--	(65,000)
Proceeds from sales or maturities of short-term investments	--	65,000
Change in credit card loans receivable, net	1,580	(820)
Other, net	9	6
Net cash used in investing activities	(36,097)	(27,328)

CASH FLOWS FROM FINANCING ACTIVITIES:
Change in unpresented checks net of bank balance	18,502	(10,578)
Change in time deposits, net	(1,354)	(5,257)
Borrowings on lines of credit, inventory financing and short-term borrowing	77,901	126,724
Repayments on lines of credit, inventory financing and short-term borrowing	(82,039)	(125,663)
Proceeds from issuance of long-term debt	800	215,000
Payments on long-term debt	(450)	(1,573)
Proceeds from exercise of employee stock options and stock purchase plan	2,329	1,281
Excess tax benefits from exercise of stock options	746	246
Payment of debt issuance costs	--	(447)
Net cash provided by financing activities	16,435	199,733

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(120,918)	9,777

CASH AND CASH EQUIVALENTS, beginning of fiscal year	172,903	86,923
CASH AND CASH EQUIVALENTS, end of period	$51,985	$96,700

See notes to unaudited condensed consolidated financial statements.

CABELA’S INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands Except Share and Per Share Amounts)
(Unaudited)

1.        MANAGEMENT REPRESENTATIONS

The condensed consolidated financial statements included herein are unaudited and have been prepared by Cabela’s Incorporated and its wholly-owned subsidiaries (the “Company”) pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. The condensed consolidated balance sheet of the Company as of December 30, 2006 was derived from the Company’s audited consolidated balance sheet as of that date. All other condensed consolidated financial statements contained herein are unaudited and reflect all adjustments which are, in the opinion of management, necessary to summarize fairly the financial position of the Company and the results of the Company’s operations and cash flows for the period presented. All of these adjustments are of a normal recurring nature. All material intercompany balances and transactions have been eliminated in consolidation. Because of the seasonal nature of the Company’s operations, results of operations of any single reporting period should not be considered as indicative of results for a full year. These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the fiscal year ended December 30, 2006.

2.        CHANGE IN ACCOUNTING PRINCIPLES

Inventories:

Prior to fiscal 2007, cost was determined using the last-in, first-out (“LIFO”) method for all inventories except for a limited amount of inventory totaling $18,200 owned by Van Dyke Supply Company, Inc. and Wild Wings, LLC, wholly-owned subsidiaries of the Company, which used the first-in, first-out (“FIFO”) method. Effective December 31, 2006, the beginning of the Company’s 2007 fiscal year, management elected to change the Company’s method of valuing inventories from the LIFO method to the FIFO method. Due to merchandise unit cost increases for new and higher-priced product lines offered by the Company, and because of the market volatility for certain materials in the manufacture of other product lines (primarily firearms and ammunition), management believes that this change is preferable as the FIFO method better represents our inventory balances at current cost. Further, the adoption of the FIFO method enhances the comparability of the Company’s consolidated financial statements by changing to the predominant method utilized in the Company’s industry and conforms all of its inventories to the same accounting method. The effect of the change did not have a material impact to the Company’s condensed consolidated financial statements for the quarters ended March 31, 2007 and April 1, 2006, and for fiscal years 2006, 2005 and 2004 was not material to the Company’s consolidated financial statements. Because the effect of the change on all periods is not material, no adjustments have been made to the Company’s consolidated financial statements to reflect a retrospective application.

At December 30, 2006, $18,697 was included in the current portion of deferred income taxes payable in the Company’s condensed consolidated balance sheet related to the book-tax difference resulting from the LIFO method used for income tax purposes. Although the use of the LIFO method under income tax regulations requires conformity of methods for financial reporting purposes, it does allow selection of alternative methods of calculation. The Company’s LIFO calculation for income tax purposes utilizes a simplified LIFO approach and therefore results in a book-tax difference. The change to the FIFO method in the first quarter of fiscal 2007 increased the current portion of income taxes payable by $4,674 and reduced the current deferred income tax liability by $4,674. The Company will incur a cash outlay of $18,697 over the next four years based on the Company’s election in its 2007 federal income tax return to change its method of accounting for inventory from LIFO to FIFO for income tax purposes.

Uncertainty in Income Taxes:

The Company adopted the provisions of Financial Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No 109, on December 31, 2006. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The recognition threshold requires that the Company determine whether it is more likely than not that a tax position will be sustained upon examination, and then the position is measured at the largest amount of the benefit that is greater than 50 percent likely of being realized upon ultimate settlement. Unrecognized tax benefits are tax benefits claimed on the Company’s tax returns that do not meet these recognition and measurement standards.

As a result of the adoption of FIN 48, the Company recorded total liabilities for unrecognized tax benefits of $8,569. Of this amount, $966 after-tax was recorded as a one-time decrease to the Company’s beginning retained earnings for the cumulative effect of adopting FIN 48. The remaining amount had been previously accrued under Financial Accounting Standards No. 5, Accounting for Contingencies or Financial Accounting Standards No. 109, Accounting for Income Taxes. In addition, the Company recorded $1,196 before-tax, or $789 after-tax, in accrued interest on its estimated unrecognized tax benefits as a one-time decrease to the Company’s beginning retained earnings for the cumulative effect of adopting FIN 48.

The Company’s policy is to accrue interest expense, and penalties as appropriate, on its estimated unrecognized tax benefits as a charge to interest expense in the condensed consolidated statement of income. During the three months ended March 31, 2007, the Company recognized $194 in interest expense. No penalties were accrued.

The liability for unrecognized tax benefits of $7,579 at March 31, 2007 is classified as other long-term liabilities in the condensed consolidated balance sheet. In addition, a liability of $1,390 for estimated interest on unrecognized tax benefits at March 31, 2007 is also included in other long-term liabilities in the Company’s condensed consolidated balance sheet.

The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate is $1,326. As of March 31, 2007, there were no uncertain tax positions for which reversal is reasonably possible during the next 12 months. The Company files income tax returns in the United States and various states. The tax years 2002 through 2006 remain open to examination by major taxing jurisdictions to which the Company is subject.

3.        SALE OF CREDIT CARD LOANS

The Company’s wholly-owned bank subsidiary, World’s Foremost Bank (“WFB”), sells a substantial portion of its credit card loans. WFB has established a trust for the purpose of routinely securitizing and selling credit card loans. WFB retains certain interests in the loans, including a transferor’s interest, interest-only strips, servicing rights, and in some cases cash reserve accounts and Class B securities.

Credit card loans held for sale and credit card loans receivable consisted of the following at the periods ended:

	March 31, 2007	December 30, 2006	April 1, 2006
Composition of credit card loans held for sale and credit card loans receivable:

Loans serviced	$1,530,641	$1,674,064	$1,261,998

Loans securitized and sold to outside investors	(1,396,000)	(1,514,000)	(1,133,000)

Securitized loans with securities owned by WFB which are classified as retained interests	(2,208)	(4,922)	(1,013)
	132,433	155,142	127,985
Less adjustments to market value and allowance for loan losses	(2,377)	(2,459)	(1,977)

Total (including transferor’s interest of $112,394, $122,824 and $106,468)	$130,056	$152,683	$126,008

Delinquent loans in the managed credit card loan portfolio at the respective periods ended:
30-89 days	$9,195	$9,589	$7,013
90 days or more and still accruing	$3,475	$3,095	$2,498

Total net charge-offs on the managed credit card loans portfolio for the respective three, 12 and three months ended	$7,333	$25,199	$5,624

Annual average credit card loans:
Managed credit card loans	$1,560,968	$1,357,671	$1,253,948
Securitized credit card loans including seller's interest	$1,521,925	$1,325,149	$1,221,844

Total net charge-offs as a percentage of annual average managed credit card loans	1.88%	1.86%	1.79%

Retained Interests:

Retained interests in securitized loans consisted of the following at the periods ended:

	March 31, 2007	December 30, 2006	April 1, 2006

Cash reserve account	$9,886	$9,638	$16,720
Interest-only strips	23,240	24,473	14,838
Class B securities	2,208	4,922	1,013

	$35,334	$39,033	$32,571

4.        DEBT

The Company has a credit agreement that provides for a $325,000 unsecured revolving credit facility that expires on June 30, 2010. The credit facility may be increased to $450,000 upon request of the Company and the consent of the banks party to the credit agreement. The credit agreement permits the issuance of up to $150,000 in letters of credit and standby letters of credit, the nominal amount of which are applied against the overall credit limit available under the credit facility. At March 31, 2007, the principal amount outstanding on the line of credit totaled $2,311. The weighted average interest rate for borrowings on the line of credit was 6.32% during the three months ended March 31, 2007. Letters of credit and standby letters of credit totaling $68,793 were outstanding at March 31, 2007.

The Company had $215,000 in unsecured notes outstanding at March 31, 2007, with principal payable in full February 2016 and interest payable semiannually at a rate of 5.99%. At March 31, 2007, the Company had $75,000 in senior unsecured notes outstanding with a fixed interest rate of 4.95% payable semi-annually. These senior notes have principal payable in annual installments of $25,000 and are due September 2009. At March 31, 2007, the Company was in compliance with all financial covenants under its credit agreement and unsecured notes.

The Company is party to inventory financing agreements that allow certain vendors providing boat and all terrain vehicle merchandise to give the Company extended payment terms. The vendors are responsible for all interest payments for the financing period and the financing company holds a security interest in the specific inventory held by the Company. The Company’s revolving credit facility limits this security interest to $20,000. The Company records this merchandise in inventory with an offsetting liability in accounts payable in the consolidated balance sheet. The loans and payments are reflected in the financing lines of credit in the Company’s consolidated cash flow statements. The extended payment terms to the vendor do not exceed one year. The outstanding liability was $9,871 at March 31, 2007.

WFB has an unsecured federal funds purchase agreement with a financial institution. The maximum amount that can be borrowed is $25,000. WFB also has an unsecured federal funds purchase agreement with another financial institution. The maximum amount that can be borrowed is $60,000. There were no amounts outstanding as of March 31, 2007 under these agreements.

5.        EARNINGS PER SHARE

Basic earnings per share (“EPS”) is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted EPS is computed by dividing net income by the sum of the weighted average number of shares outstanding plus all additional common shares that would have been outstanding if potentially dilutive common share equivalents had been issued. Options exercised prior to vesting have not been considered in the basic EPS calculation, but are considered in the computation of diluted EPS. Options outstanding considered anti-dilutive for the three months ended March 31, 2007 and April 1, 2006 totaled 4,000 and 1,358,616, respectively.

The following table reconciles the number of shares utilized in the EPS calculations for the periods presented.

	Three Months Ended
	March 31, 2007	April 1, 2006

Weighted average number of shares:
Common shares - basic	65,495,612	65,069,840
Effect of incremental dilutive securities:
Stock options and employee stock purchase plan shares	1,608,372	1,289,704
Common shares - diluted	67,103,984	66,359,544

6.        STOCKHOLDERS’ EQUITY AND DIVIDEND RESTRICTIONS

Shelf Registration - On September 2, 2005, the Company filed with the SEC a Form S-3 Registration Statement (Registration No. 333-128100) to register 6,252,768 shares of its common stock (the “Form S-3 Registration Statement”). On March 8, 2007, the Company entered into an underwriting agreement providing for the sale by the selling stockholders named in the underwriting agreement (the “Selling Stockholders”) of 4,736,868 shares of the Company’s common stock. On March 9, 2007, the Company filed with the SEC a prospectus supplement to the effective Form S-3 Registration Statement relating to the underwritten public offering of the 4,736,868 shares of the Company’s common stock by the Selling Stockholders. The sale of the shares of the Company's common stock by the Selling Stockholders closed on March 14, 2007, and the public offering price was $24.05 per share. The Company did not receive any proceeds from the sale of its common stock by the Selling Stockholders.

Retained Earnings - The most significant restrictions on the payment of dividends to stockholders are the covenants in the Company’s credit agreement and unsecured senior notes purchase agreements. As of March 31, 2007, the Company had unrestricted retained earnings totaling $99,471 available for dividends to stockholders. However, the Company has never declared or paid any cash dividends on its common stock and does not anticipate paying any cash dividends in the foreseeable future. Nebraska banking laws also govern the amount of dividends that WFB can pay to the Company.

7.        COMPREHENSIVE INCOME

The components of comprehensive income and related tax effects were as follows for the periods presented.

	Three Months Ended
	March 31, 2007	April 1, 2006

Net income	$7,142	$9,083
Changes in net unrealized holding losses on marketable securities, net of tax benefit of $(149) and $(270)	(248)	(476)

Less adjustment for net losses on marketable securities included in net income, net of tax of $-- and $4	--	6
	(248)	(470)

Changes in net unrealized holding gains on derivatives designated as cash flow hedges, net of tax of $14 and $7	24	12

Less adjustment for reclassification of derivatives included
in net income, net of tax of $(4) and $(1)	(6)	(3)
	18	9

Comprehensive income	$6,912	$8,622

8.        COMMITMENTS AND CONTINGENCIES

The Company leases various buildings, computer equipment, signs and storage space under operating leases, which expire on various dates through 2026. Rent expense on these leases as well as other month to month rentals was $2,754 and $1,275 for the three months ended March 31, 2007 and April 1, 2006, respectively.

The following is a schedule of future minimum rental payments under operating leases as of March 31, 2007:

For the nine months ended December 29, 2007	$4,302
For fiscal year:
2008	2,624
2009	2,009
2010	1,976
2011	2,203
2012	2,017
Thereafter	27,320

$42,451

Certain leases include tenant allowances that will be amortized over the life of the lease. The Company expects to receive tenant allowances approximating $15,000 and $25,700 in 2007 and 2008, respectively. During the three months ended March 31, 2007, the Company received $2,000 in tenant allowances.

The Company has entered into real estate purchase, construction and/or economic development agreements for various future destination retail store site locations. At March 31, 2007, the Company had cash commitments totaling approximately $285,000 for fiscal 2007 and $97,000 for fiscal 2008 for estimated capital expenditures and the purchase of future economic development bonds in connection with the construction and development of new destination retail stores. The Company is also committed to fund $2,333 of economic development bonds related to its retail stores that opened in fiscal 2005.  When these bonds are funded, the Company will be reimbursed for the qualifying construction costs it has incurred.

Under various grant programs, state or local governments provide funding for certain costs associated with developing and opening a new destination retail store. The Company generally receives grant funding in exchange for commitments, such as assurance of agreed employment and wage levels at the destination retail store or that the destination retail store will remain open, made by the Company to the state or local government providing the funding. As of March 31, 2007, the total amount of grant funding subject to a specific contractual remedy was $13,903.

WFB enters into financial instruments with off-balance sheet risk in the normal course of business through the origination of unsecured credit card loans. These financial instruments consist of commitments to extend credit, totaling $10,070,823 and $9,528,456, in addition to any other balances a cardholder might have, at March 31, 2007 and December 30, 2006, respectively. These instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the consolidated balance sheet. The principal amounts of these instruments reflect the maximum exposure WFB has in the instruments. WFB has not experienced and does not anticipate that all of the customers will exercise their entire available line of credit at any given point in time. WFB has the right to reduce or cancel these available lines of credit at any time.

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

Self-Insurance - The Company is self-insured for health claims up to $300 per individual. The Company’s liability for health claims submitted and for claims incurred but not yet reported totaled $2,749, $3,934 and $3,333 at March 31, 2007, December 30, 2006 and April 1, 2006, respectively.

The Company is also self-insured for workers’ compensation claims up to $500 per individual. The Company liability for workers’ compensation claims submitted and for claims incurred but not yet reported totaled $3,502, $3,843 and $2,829 at March 31, 2007, December 30, 2006 and April 1, 2006, respectively.

9.        SEGMENT REPORTING

The Company has four reportable segments: Direct, Retail, Financial Services and Corporate Overhead and Other. The Direct segment sells products through direct-mail catalogs and its e-commerce websites (Cabelas.com and complementary websites); the Retail segment sells products through destination retail stores of various sizes and formats; and the Financial Services segment issues co-branded credit cards. Corporate Overhead and Other is the Company’s fourth segment primarily made up of land sales, employee discounts, corporate overhead and shared services. The Company’s executive management, being its chief operating decision makers, assesses the performance of each operating segment based on an operating income measure. This operating income measure is defined as net revenue less costs of merchandise and related acquisition expenses as well as certain directly identifiable and allocable operating costs as described below. For the Direct segment, operating costs primarily consist of catalog development, production and circulation costs; e-commerce advertising costs and order processing costs. Operating costs for the Retail segment primarily consist of labor and related benefits, advertising, depreciation and occupancy costs of destination retail stores. For the Financial Services segment, these costs primarily consist of advertising and promotion, marketing fees, third-party services for processing credit card transactions, salaries and other general and administrative costs. Expenses for the Corporate Overhead and Other segment include unallocated shared-service costs, general and administrative expenses, operations of various ancillary subsidiaries such as real estate development, travel and lodging (which are not aggregated with the other segments) and eliminations. Unallocated shared-service costs include costs for services shared by two or more business segments (principally our Direct and Retail segments) and include receiving, distribution and storage costs of inventory, merchandising and quality assurance costs, as well as bonuses and corporate headquarters occupancy costs. General and administrative expenses include costs associated with general corporate management and shared departmental services such as management information systems, finance, human resources and legal.

Segment assets are those directly used in or clearly allocable to an operating segment’s operations. For the Direct segment, these assets primarily include prepaid catalog costs, fixed assets and goodwill. For the Retail segment, assets primarily include inventory in the retail stores, land, buildings, fixtures and leasehold improvements. For the Financial Services segment, assets primarily include cash, credit card loans, buildings and fixtures. Assets for the Corporate Overhead and Other segment include corporate headquarters, merchandise distribution inventory, shared technology infrastructure as well as corporate cash and cash equivalents, economic development bonds, prepaid expenses and other assets. Depreciation, amortization and capital expenditures of each segment are allocated to each respective segment. Unallocated assets include corporate cash and cash equivalents, merchandise distribution inventory for the Retail or Direct segments, the net book value of corporate facilities and related information systems, deferred income taxes and other corporate long-lived assets. Intercompany revenue between segments has been eliminated in consolidation.

Results by business segment are presented in the following table for the three months ended March 31, 2007 and April 1, 2006:

March 31, 2007	Direct	Retail	Financial Services	Corporate Overhead and Other	Total
Revenue from external	$237,542	$184,247	$35,884	$4,418	$462,091
Revenue (loss) from internal	343	507	(150)	(700)	--
Total revenue	237,885	184,754	35,734	3,718	462,091

Operating income (loss)	32,493	17,355	8,559	(46,016)	12,391
As a % of revenue	13.7%	9.4%	24.0%	N/A	2.7%

Depreciation and amortization	1,008	6,133	264	5,848	13,253
Assets	498,590	659,439	319,230	207,523	1,684,782

April 1, 2006	Direct	Retail	Financial Services	Corporate Overhead and Other	Total
Revenue from external	$228,445	$144,925	$28,684	$2,751	$404,805
Revenue (loss) from internal	426	418	(150)	(694)	--
Total revenue	228,871	145,343	28,534	2,057	404,805

Operating income (loss)	33,004	12,736	7,035	(38,572)	14,203
As a % of revenue	14.4%	8.8%	24.7%	N/A	3.5%

Depreciation and amortization	1,131	4,212	220	4,556	10,119
Assets	379,283	477,428	244,386	357,736	1,458,833

The components and amounts of total revenue for the Financial Services business segment were as follows for the periods presented.

	Three Months Ended
	March 31, 2007	April 1, 2006

Interest and fee income, net of provision for loan losses	$4,760	$6,485

Interest expense	(1,240)	(1,127)

Net interest income, net of provision for loan losses	3,520	5,358

Non-interest income:
Securitization income	43,610	33,719
Other non-interest income	11,172	8,711
Total non-interest income	54,782	42,430
Less: Customer rewards costs	(22,568)	(19,254)

Financial Services total revenue	$35,734	$28,534

The Company’s products are principally marketed to individuals within the United States. Net sales realized from other geographic markets, primarily Canada, have collectively been less than 2.0% of consolidated net merchandise sales in each reported period. No single customer accounts for ten percent or more of consolidated net sales. No single product or service accounts for a significant percentage of the Company’s consolidated revenue.

10.        SUPPLEMENTAL CASH FLOW INFORMATION

The following table sets forth non-cash financing and investing activities and other cash flow information for the periods presented.

	Three Months Ended
	March 31, 2007	April 1, 2006

Non-cash financing and investing activities:
Unpaid purchases of property and equipment included in accounts payable (1)	$32,118	$18,589
Capital lease obligations	201	--
Recording liabilities for unrecognized tax benefits and related interest expense as a reduction of beginning retained earnings on initial adoption of FIN 48	1,755	--
Other cash flow information:
Interest paid, net of capitalized interest of $60 and $8	9,915	4,409
Income taxes, net	22,100	20,453

(1)
Amounts reported as unpaid purchases are recorded as cash outflows from investing activities for purchases of property and equipment in the consolidated statements of cash flows in the period they are paid.

11.        STOCK OPTION PLANS

In March 2004, the Company adopted the Cabela’s Incorporated 2004 Stock Plan (the “2004 Plan”). The 2004 Plan provides for the grant of non-qualified stock options, incentive stock options, stock appreciation rights, nonvested stock, nonvested stock units and other stock-based awards to employees, directors and consultants. A maximum of 2,752,500 shares, subject to adjustment in the event of a stock split, consolidation or stock dividend, of the Company’s common stock are available for awards under the 2004 Plan. As of March 31, 2007, there were 2,622,819 shares subject to options under the 2004 Plan and 39,434 shares authorized and available for grant. The Company’s Board of Directors has approved amendments to the 2004 Plan, subject to shareholder approval. The proposed amendments to the 2004 Plan would increase the number of shares authorized for award under the 2004 Plan by 3,500,000 shares. This proposal will be voted on by the shareholders at the May 15, 2007 Annual Meeting of Shareholders.

In March 2004, the Company adopted an Employee Stock Purchase Plan (the “ESPP”), under which shares of common stock are available to be purchased by the Company’s employees. The maximum number of shares of common stock available for issuance under the ESPP is 1,835,000, subject to adjustment in the event of a stock split, consolidation or stock dividend. As of March 31, 2007, 277,946 shares had been issued under the ESPP and 1,557,054 shares were authorized and available for issuance. Of the total shares issued in the ESPP, 46,889 were issued under a market purchase rather than a new issuance. The Company intends to utilize a market purchase method when possible.

The Company’s 1997 Stock Option Plan (the “1997 Plan”) provided for the granting of incentive stock options and nonqualified stock options to purchase shares of the Company’s common stock to officers, directors and key employees. As of March 31, 2007, there were 1,956,237 shares subject to options under the 1997 Plan and no shares available for grant.

As of March 31, 2007, the Company’s total unrecognized deferred share-based compensation balance for unvested shares issued after becoming a public company, net of expected forfeitures, was approximately $5,193 net of tax, which is expected to be amortized over a weighted average period of 4.25 years.

The Company’s consolidated net income for the first quarter of fiscal 2007 includes share-based compensation expense of $856 ($535 after-tax, or $0.01 per diluted share) compared to $803 ($512 after-tax, or $0.01 per diluted share) in the first quarter of fiscal 2006. This share-based compensation expense is recorded as a component of selling, general and administrative expenses in the consolidated statement of income.

During the first quarter of fiscal 2007 there were 290,003 options exercised. The aggregate intrinsic value of awards exercised was $4,815 and $1,243 during the first quarters of fiscal 2007 and 2006, respectively. Based on the Company’s closing stock price of $24.81 as of March 31, 2007, a total of 2,445,734 awards were in-the-money and exercisable at March 31, 2007.

12.        RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

Financial Accounting Statement (“FAS”) No. 155, Accounting for Certain Hybrid Financial Instruments - an amendment to FASB Statements No. 133 and 140 (“FAS 155”) is effective the beginning of fiscal 2007 for the Company. FAS 155 addresses issues which had arisen related to FAS No.133, Accounting for Derivative Instruments and Hedging Activities. FAS 155 allows, among other provisions, a company to elect fair value measurement of instruments in cases in which a derivative would otherwise have to be bifurcated. The provisions of this statement had no effect on the Company’s financial position or results of operations.

FAS No. 156, Accounting for Servicing of Financial Assets - an amendment of FASB Statement No. 140 (“FAS 156”) is effective the beginning of fiscal 2007 for the Company. FAS 156 requires that an entity separately recognize a servicing asset or servicing liability when it undertakes an obligation to service a financial asset under a servicing contract in certain situations. Such servicing assets or servicing liabilities are required to be initially measured at fair value, if practicable. FAS 156 also allows an entity to choose one of two methods when subsequently measuring its servicing assets and servicing liabilities: (i) the amortization method or (ii) the fair value measurement method. The provisions of this statement had no effect on the Company’s financial position or results of operations.

Emerging Issues Task Force (“EITF”) Issue No. 06-3, How Taxes Collected From Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation) is effective for financial statement presentations beginning in fiscal 2007 for the Company. EITF 06-3 specifies that entities should present taxes imposed concurrently on a specific revenue-producing transaction between a seller and a customer in the income statement on either a gross or a net basis based on their accounting policy. Disclosure is required if such taxes are significant and presented on a gross basis. The Company presents such taxes on a net basis. The adoption of this statement did not have a material effect on the Company’s financial position or results of operations.

In September 2006, the Financial Accounting Standards Board (“FASB”) issued FAS No. 157, Fair Value Measurements (“FAS 157”). This statement enhances existing guidance for measuring and disclosing the fair value of assets and liabilities for more consistency and comparability. FAS 157 provides a single definition of fair value, together with a framework for measuring it, and requires expanded disclosures to provide information about the extent to which fair value is used to measure assets and liabilities, the methods and assumptions used to measure fair value, and the effect of fair value measures on earnings. FAS 157 is effective for financial statements issued in fiscal years beginning after November 15, 2007, or beginning in fiscal 2008 for the Company. Management does not believe that the adoption of the provisions of this statement will have a material effect on the Company’s financial position or results of operations.

In February 2007, the FASB issued FAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115 (“FAS 159”). This statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective of FAS 159 is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. Most of the provisions of this statement apply only to entities that elect the fair value option. However, the amendment to FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities, applies to all entities with available-for-sale and trading securities. FAS 159 permits entities to make an irrevocable election to carry almost any financial instrument at fair value. Upon adoption of FAS 159, when an entity elects to apply the fair value option to specific items, the entity reports the difference between the carrying value and the fair value of the items as a cumulative-effect adjustment to the opening balance of retained earnings. A business entity will report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. FAS 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007, or beginning in fiscal 2008 for the Company. Under certain circumstances, early adoption is permitted. No entity is permitted to apply this statement retrospectively to fiscal years preceding the effective date unless the entity chooses early adoption. Management is evaluating the impact of this statement to the Company but does not believe that the adoption of the provisions of this statement will have a material effect on the Company’s financial position, liquidity or results of operations.

13.        SUBSEQUENT EVENTS

Economic development bonds totaling $42,870 at March 31, 2007 relating to the Wheeling, West Virginia retail store and distribution center were retired on April 23, 2007. Principal and interest proceeds from the settlement totaled $45,722.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

This report contains “forward-looking statements” that are based on our beliefs, assumptions and expectations of future events, taking into account the information currently available to us. All statements other than statements of current or historical fact contained in this report are forward-looking statements within the meaning of the Private Securities Litigation Reform Act. The words “believe,” “may,” “should,” “anticipate,” “estimate,” “expect,” “intend,” “objective,” “seek,” “plan,” and similar statements are intended to identify forward-looking statements. Forward-looking statements involve risks and uncertainties that may cause our actual results, performance or financial condition to differ materially from the expectations of future results, performance or financial condition we express or imply in any forward-looking statements. These risks and uncertainties include, but are not limited to: the ability to negotiate favorable purchase, lease and/or economic development arrangements; expansion into new markets; market saturation due to new destination retail store openings; the acceleration of new destination retail store openings; the rate of growth of general and administrative expenses associated with building a strengthened corporate infrastructure to support our growth initiatives; increasing competition in the outdoor segment of the sporting goods industry; the cost of our products; supply and delivery shortages or interruptions caused by system changes or other factors; adverse weather conditions, unseasonal weather conditions which impact the demand for our products; fluctuations in operating results; adverse economic conditions causing a decline in discretionary consumer spending; the cost of fuel increasing; delays in road construction and/or traffic planning around our new destination retail stores; road construction around our existing destination retail stores; labor shortages or increased labor costs; changes in consumer preferences and demographic trends; increased government regulation; inadequate protection of our intellectual property; decreased interchange fees received by our financial services business as a result of credit card industry litigation; other factors that we may not have currently identified or quantified; and other risks, relevant factors and uncertainties identified in our filings with the SEC (including the information set forth in the “Risk Factors” section of our Annual Report on Form 10-K for the fiscal year ended December 30, 2006 (our “2006 Form 10-K”)), which filings are available at the SEC’s website at www.sec.gov. Given the risks and uncertainties surrounding forward-looking statements, you should not place undue reliance on these statements. Our forward-looking statements speak only as of the date of this report. Other than as required by law, we undertake no obligation to update or revise forward-looking statements, whether as a result of new information, future events or otherwise.

The following discussion and analysis of financial condition, results of operations, liquidity and capital resources should be read in conjunction with our audited consolidated financial statements and notes thereto included in our 2006 Form 10-K, as filed with the SEC, and our unaudited interim condensed consolidated financial statements and the notes thereto appearing elsewhere in this report.

Critical Accounting Policies and Use of Estimates

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

Except for our accounting policy on inventories, our critical accounting policies and use of estimates utilized in the preparation of the condensed consolidated financial statements as of March 31, 2007 remain unchanged from December 30, 2006. Effective December 31, 2006, we elected to change our method of valuing inventories from the last-in, first-out (“LIFO”) method to the first-in, first-out (“FIFO”) method. See Note 2 “Change in Accounting Principles” for additional information on this change in methodology. The effect of this change in accounting principle for the quarters ended March 31, 2007 and April 1, 2006 was not material. Our accounting policy on inventories effective the beginning of fiscal 2007 is described in the following paragraph. Our remaining critical accounting policies are discussed in our 2006 Form 10-K, as filed with the SEC, and should be read in conjunction with the annual consolidated financial statements and notes thereto.

Critical Accounting Policies - Inventories:

Merchandise inventories, net of allowances for shrink, returned or damaged goods and obsolescence are stated at the lower of cost or market. Cost is determined using the first-in first-out method, or FIFO, for all inventories. Prior to fiscal 2007, cost was determined using the last-in, first-out method (dollar value, link-chain) for all inventories except those inventories owned by two of our wholly-owned subsidiaries, Van Dyke Supply Company, Inc. and Wild Wings, LLC, which used the FIFO method. If all inventories for fiscal 2006 and 2005 had been valued using the FIFO method, which approximates replacement cost, the stated inventory value would have been equivalent to the values at the fiscal years ended 2006 and 2005, using the LIFO method. All inventories are in one inventory class and are classified as finished goods.

We estimate a provision for shrink based on historical cycle count adjustments and periodic physical inventories. These estimates may vary significantly due to a variety of internal and external factors. The allowance for damaged goods from returns is estimated based on historical experience. Most items that are returned and slightly damaged are sent to our Retail segment, marked down and sold. We also reserve our inventory for obsolete or slow moving inventory based on inventory aging reports and, in certain cases, by specific identification of slow moving or obsolete inventory. The aged inventory is grouped and analyzed in various categories, with particular attention given to fashion-sensitive categories. All categories that are subject to obsolescence are reserved for based upon management’s estimates, which estimates reflect past experience and management’s assessment of future merchandising trends. Our most fashion-sensitive categories of merchandise are apparel and footwear. However, a significant percentage of our inventory has a low fashion component, such as hunting, camping, and fishing gear. Slow moving inventory is marked down and sold in the ‘Bargain Cave’ section of our merchandising business.

Overview

We are the world’s largest direct marketer, and a leading specialty retailer, of hunting, fishing, camping and related outdoor merchandise. We serve people who enjoy the outdoor lifestyle through our well-established direct business and our growing number of destination retail stores. Additionally, we benefit from our credit card operation that strategically supports our merchandising business by reinforcing our brand and increasing customer loyalty. We report our business operations in the following segments:

•	Direct - consisting of our catalogs and websites;

•	Retail - consisting of our destination retail stores;

•	Financial Services - consisting of our credit card business managed and administered by our wholly-owned bank subsidiary, World’s Foremost Bank; and

•	Corporate Overhead and Other - consisting of aggregated non-merchandising outfitter services, our real estate land sales and corporate and other expenses.

In the following discussion, where we refer to our “merchandising business” we mean our Direct and Retail segment operations, collectively. Where we make reference to our “bank,” we are referring to the operations of our Financial Services segment; and where we refer to our “other” segment or “corporate overhead” we mean operations pertaining to our Corporate Overhead and Other segment.

Net income for the three months ended March 31, 2007 was $7.1 million, or $0.11 per diluted share, compared to net income of $9.1 million, or $0.14 per diluted share, for the three months ended April 1, 2006. We expected our first fiscal quarter 2007 earnings per share to be a few cents below our first fiscal quarter 2006 results primarily due to additional fixed costs, such as increased depreciation, recording higher incentive compensation due to timing differences, incremental pre-opening costs related to our Hazelwood, Missouri store which opened in April 2007 and increased interest expense.

We continue to focus our efforts on expanding our merchandising business, increasing exposure to our loyalty programs, increasing comparable store sales, improving our operating margin and enhancing our systems. Total revenue increased $57.3 million, or 14.2%, to $462.1 million for the three months ended March 31, 2007 compared to $404.8 million in the three months ended April 1, 2006 due to revenue increases from our three main business segments. Retail revenue increased $39.4 million, or 27.1%, to $184.8 million; Direct revenue increased $9.0 million, or 3.9%, to $237.9 million; and Financial Services revenue increased $7.2 million, or 25.2%, to $35.7 million. The increase in Retail revenue is primarily due to the four new destination retail stores opened in the last half of fiscal 2006. Initiatives to expand our Direct business resulted in increased revenue for the current quarter compared to the 2006 first quarter even with the opening of the four new stores in 2006. Our comparable store sales declined $1.3 million, or 0.9%, compared to the first quarter of 2006.

Our operating margin was 2.7% for the quarter ended March 31, 2007 compared to 3.5% for the three months ended April 1, 2006. This operating margin decrease of 80 basis points, or $1.8 million decrease in operating income comparing the respective quarters, was primarily due to a 70 basis point decrease in the operating margin of the Direct operating segment compared to the 2006 first quarter, additional expenses incurred in corporate overhead compared to the 2006 first quarter and pre-opening costs increasing by $1.6 million in the Retail segment associated with new store openings compared to the first quarter of 2006. Our Direct operating income for the first quarter of 2007 decreased $0.5 million compared to the first quarter of 2006 primarily due to increased catalog production and circulation costs as well as incidental equipment and software expenses. Corporate overhead was higher for the three months ended March 31, 2007 compared to the 2006 first quarter primarily due to (i) increased salaries and benefits because of more employees in our distributions centers compared to 2006, (ii) a higher bonus accrual comparing the respective periods, and (iii) increased depreciation expense associated with new stores and system upgrades that were not in service in the 2006 quarter.

Beginning in fiscal 2007, we changed the targets and criteria used to measure performance under our short-term cash incentive plan. For most participants in fiscal 2007, each target cash bonus opportunity will be based upon the achievement of corporate financial objectives as well as upon the achievement of pre-established individual performance goals. Estimating the overall achievement of these goals for all participants results in a higher accrual and expense totaling approximately $2.4 million on a consolidated basis for the 2007 first quarter compared to the 2006 first quarter. We also expect the accrual and related expense to be higher in the second quarter of 2007 compared to the 2006 second quarter, but for the third and fourth quarters of 2007 to be lower compared to the respective 2006 quarters, resulting in bonus expense for fiscal 2007 approximating the fiscal 2006 amount.

Retail Store Expansion

At the end of fiscal 2006, we operated 18 destination retail stores. For fiscal 2007, we plan to open eight new destination retail stores, which will increase our total retail square footage by approximately 1.3 million square feet, or 48.6%, bringing our total retail store square footage to approximately 4.0 million square feet at the end of 2007. We opened a destination retail store in Hazelwood, Missouri in April 2007. The remaining seven destination retail stores announced for openings in 2007 are in Gonzales, Louisiana; Hoffman Estates, Illinois; East Hartford, Connecticut; Hammond, Indiana; Reno, Nevada; Post Falls, Idaho; and Lacey, Washington.

We have also announced plans for retail stores to be opened in Rapid City, South Dakota; Wheat Ridge, Colorado; East Rutherford, New Jersey; Adairsville, Georgia; and Montreal, Canada. We have identified many locations that may be suitable for new destination retail stores as part of our retail expansion strategy. We have begun locating our stores closer to larger populated areas and we believe that smaller-format destination retail stores provide more opportunities to facilitate faster retail expansion. Our new store development model will be more adaptable to different regional markets, provide a more cost-effective layout of product merchandise and also make each store a unique destination tailored to its region in terms of both product offerings and store features that our customers have come to expect. Through our extensive customer database generated by our direct business and additional demographic and competitive research, we can identify geographic areas with a high concentration of customers that represent potential new markets for our destination retail stores. We believe that there are many additional markets throughout North America that could potentially support one of our destination retail stores. We also believe that our customer database gives us a competitive advantage in tailoring product offerings in each of our destination retail stores to reflect our customers' regional preferences.

Beginning in January 2008, we expect that most of our destination retail stores will receive customer service enhancements designed to increase customer convenience, purchasing, and delivery options. We also expect that future destination retail stores will receive these enhancements. These enhancements are expected to include Internet kiosks, catalog order desks and in-store pick-up areas for catalog and Internet purchases. Because these enhancements will cause our direct business to establish nexus in the states where retail stores that receive the enhancements are located, we will, effective January 2008, begin collecting and remitting sales taxes on direct business sales to customers located in these states.

Significant amounts of cash will be needed in order to open new destination retail stores and implement our retail expansion strategy. Depending upon the location and a variety of other factors, including store size and the amount of public improvements necessary, and based upon our prior experience, opening a single destination retail store generally requires expenditures in the range of $30 million to $50 million. This amount includes the cost of real estate, site work, public improvements such as utilities and roads, buildings, equipment, fixtures (including taxidermy) and inventory.

Results of Operations

Our first fiscal quarter ends on the Saturday closest to March 31. The three months ended March 31, 2007 and April 1, 2006 each consisted of 13 weeks. Our operating results expressed as a percentage of revenue were as follows for the periods presented.

	Three Months Ended
	March 31, 2007	April 1, 2006
Revenue	100.00%	100.00%
Cost of revenue	60.17%	59.85%
Gross profit (exclusive of depreciation and amortization)	39.83%	40.15%

Selling, general and administrative expenses	37.15%	36.64%
Operating income	2.68%	3.51%
Other income (expense):
Interest income	0.27%	0.10%
Interest expense	(1.00)%	(0.83)%
Other income (net)	0.47%	0.74%
Total other income (expense)	(0.26)%	0.01%
Income before provision for income taxes	2.42%	3.52%
Provision for income taxes	0.87%	1.28%
Net income	1.55%	2.24%

Segment Information

The following table sets forth the revenue and operating income of each of our segments for the periods presented.

	Three Months Ended
	March 31, 2007	April 1, 2006
	(Dollars in Thousands)
Direct revenue	$237,885	$228,871
Retail revenue	184,754	145,343
Financial Services revenue	35,734	28,534
Other revenue	3,718	2,057
Total revenue	$462,091	$404,805

Direct operating income	$32,493	$33,004
Retail operating income	17,355	12,736
Financial Services operating income	8,559	7,035
Other operating income (loss)	(46,016)	(38,572)
Total operating income	$12,391	$14,203

As a Percentage of Total Revenue:
Direct revenue	51.5%	56.5%
Retail revenue	40.0%	35.9%
Financial Services revenue	7.7%	7.1%
Other revenue	0.8%	0.5%
Total revenue	100.0%	100.0%

As a Percentage of Segment Revenue:
Direct operating income	13.7%	14.4%
Retail operating income	9.4%	8.8%
Financial Services operating income	24.0%	24.7%
Total operating income (1)	2.7%	3.5%

(1) (1)	The percentage of total operating income is a percentage of total consolidated revenue.

Three Months Ended March 31, 2007 Compared to Three Months Ended April 1, 2006

Revenue

Total revenue increased $57.3 million, or 14.2%, to $462.1 million for the three months ended March 31, 2007 compared to $404.8 million for the three months ended April 1, 2006 due to revenue growth in our Direct, Retail and Financial Services segments.

Direct Revenue. Direct revenue includes sales from orders placed over the phone, by mail and through our website and includes customer shipping charges. Direct revenue increased $9.0 million, or 3.9%, to $237.9 million for the three months ended March 31, 2007 from $228.9 million for the 2006 first quarter. Internet visits increased 26.9% in the three months ended March 31, 2007 compared to the three months ended April 1, 2006 as we continue to utilize marketing programs and search optimization programs to increase traffic to our website. The general product category that contributed the largest dollar volume increase to our Direct revenue for the three months ended March 31, 2007 compared to the 2006 first quarter was clothing and footwear.

Retail Revenue. Retail revenue includes all sales at our destination retail stores. A store is included in our comparable store sales base on the first day of the month following the fifteen month anniversary of its opening or expansion by greater than 25% of total square footage. Retail revenue increased by $39.5 million, or 27.1%, to $184.8 million for the three months ended March 31, 2007 compared to $145.3 million for the three months ended April 1, 2006 due to new store sales of $40.8 million. We opened four new destination retail stores in the last half of fiscal 2006. These new store sales were partially offset by a slight decrease in comparable store sales of $1.3 million, or 0.9%, compared to the 2006 first quarter. The general product category that contributed the largest dollar volume increase to our Retail revenue growth for the three months ended March 31, 2007 compared to the 2006 first quarter was hunting equipment.

Financial Services Revenue. Financial Services revenue includes securitization income, interest income and interchange and other fees net of reward program costs, interest expense, and credit losses from our credit card operations. On a generally accepted accounting principles (“GAAP”) basis, Financial Services revenue increased $7.2 million, or 25.2%, to $35.7 million for the three months ended March 31, 2007 from $28.5 million for the three months ended April 1, 2006.

For credit card loans securitized and sold, the loans are removed from our consolidated balance sheet and the net earnings on these securitized assets after paying outside investors are reflected as a component of our securitization income on a GAAP basis. The following table summarizes the results of our Financial Services segment for the three months ended March 31, 2007 and April 1, 2006 on a GAAP basis with interest and fee income, interest expense and provision for loan losses for the credit card loans receivable we own reported in net interest income. Non-interest income on a GAAP basis includes servicing income, gains on sales of loans and income recognized on our retained interests, as well as interchange income on the entire managed portfolio.

Financial Services Revenue as Reported on a GAAP Basis:	Three Months Ended
	March 31, 2007	April 1, 2006
	(In Thousands)
Interest and fee income, net of provision of loan losses	$4,760	$6,485
Interest expense	(1,240)	(1,127)
Net interest income, net of provision of loan losses	3,520	5,358

Non-interest income:
Securitization income (1)	43,610	33,719
Other non-interest income	11,172	8,711
Total non-interest income	54,782	42,430
Less: Customer rewards costs	(22,568)	(19,254)

Financial Services revenue	$35,734	$28,534

(1)
For the three months ended March 31, 2007 and April 1, 2006, we recognized pre-tax gains on the sale of credit card loans of $7.5 million and $4.1 million, respectively, which are reflected as a component of securitization income.

In addition, we measure the results of our Financial Services business on a non-GAAP managed basis as presented in the following table labeled Managed Financial Services Revenue Presented on a non-GAAP Basis. Interest income measured on a non-GAAP managed basis increased $10.9 million for the first quarter of 2007 compared to the 2006 first quarter. The increase in interest income was due to the increase in managed accounts and an increase in interest rates. Interchange income, net of reward costs, increased $2.4 million. Interchange income was driven by net purchases, which increased 19.1%, but was partially offset by an increase in customer reward costs of 17.2%. The net increases in interest income and interchange income were partially offset by an increase in interest expense of $4.8 million due to increases in securitized credit card loans, borrowings and interest rates. Compared to the three months ended April 1, 2006, the number of average active accounts increased by 15.5% to 935,685 and the average balance per active account grew by 7.8% to approximately $1,668.

Our managed credit card loans represent credit card loans receivable we own plus securitized credit card loans. Since the financial performance of the managed portfolio has a significant impact on the earnings we will receive from servicing the portfolio, we believe the following table on a managed basis is important information to analyze our revenue in the Financial Services segment. This non-GAAP presentation reflects the financial performance of the credit card loans receivable we own plus those that have been sold for the three months ended March 31, 2007 and April 1, 2006 and includes the effect of recording the retained interest at fair value. Interest income, interchange income (net of customer rewards) and fee income on both the owned and securitized portfolio are recorded in their respective line items. Interest paid to outside investors on the securitized credit card loans is included with other interest costs and included in interest expense. Credit losses on the entire managed portfolio are included in provision for loan losses. Although our consolidated financial statements are not presented in this manner, management reviews the performance of its managed portfolio in order to evaluate the effectiveness of its origination and collection activities, which ultimately affects the income we will receive for servicing the portfolio. The securitization of credit card loans primarily converts interest income, interchange income, credit card fees, credit losses and other income and expense related to the securitized loans into securitization income.

Managed Financial Services Revenue on a non-GAAP Basis:	Three Months Ended
	March 31, 2007	April 1, 2006
	(Dollars in Thousands)
Interest income	$43,807	$32,914
Interchange income, net of customer rewards costs	13,465	11,104
Other fee income	6,038	5,163
Interest expense	(18,860)	(14,027)
Provision for loan losses	(7,333)	(5,862)
Other	(1,383)	(758)
Managed Financial Services revenue	$35,734	$28,534

As a Percentage of Average Managed Credit Card Loans
Managed Financial Services Revenue:
Interest income	11.2%	10.5%
Interchange income, net of customer rewards costs	3.5%	3.5%
Other fee income	1.5%	1.7%
Interest expense	(4.8)%	(4.5)%
Provision for loan losses	(1.8)%	(1.9)%
Other	(0.4)%	(0.2)%
Managed Financial Services revenue	9.2%	9.1%

Average reported credit card loans	$141,436	$122,860
Average managed credit card loans	$1,560,968	$1,253,948

Gross Profit

We define gross profit as revenue minus cost of revenue. Cost of revenue for our merchandising business includes cost of merchandise, shipping costs, inventory shrink and other miscellaneous costs. However, it does not include occupancy costs, depreciation and amortization, direct labor or warehousing costs, which are included in selling, general and administrative expenses. Our Financial Services segment does not have costs classified as cost of revenue. Other cost of revenue includes the basis in land that we have sold.

Gross profit increased by $21.6 million, or 13.3%, to $184.1 million for the three months ended March 31, 2007 from $162.5 million for the three months ended April 1, 2006. Gross profit as a percentage of revenue decreased 30 basis points to 39.8% for the three months ended March 31, 2007 from 40.1% for the three months ended April 1, 2006. Gross profit as a percentage of revenue decreased the 30 basis points due to a 120 basis point decrease in the gross profit of our merchandising business as a percentage of merchandising revenue offset by an increase in our Financial Services revenue, which does not have any corresponding increase in cost of revenue.

Merchandising Business. The gross profit of our merchandising business increased by $12.3 million, or 9.3%, to $144.6 million for the three months ended March 31, 2007 from $132.3 million for the three months ended April 1, 2006. The gross profit of our merchandising business decreased by 120 basis points as a percentage of merchandise revenue to 34.2% for the three months ended March 31, 2007 compared to 35.4% for the three months ended April 1, 2006. This decrease in our merchandising gross profit was primarily attributable to timing issues and a refinement in the estimate of our drop ship costs as well as an increase in freight costs.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses include directly identifiable operating costs and other expenses, as well as depreciation and amortization. SG&A expenses on a consolidated basis increased $23.4 million, or 15.7%, to $171.7 million for the three months ended March 31, 2007 from $148.3 million for the three months ended April 1, 2006. SG&A expenses were 37.2% of revenue for the three months ended March 31, 2007 compared to 36.6% for the 2006 first quarter. SG&A was higher for the three months ended March 31, 2007 compared to the 2006 first quarter primarily due to (i) increased salaries and benefits because of more employees in our distribution centers compared to 2006, (ii) a higher bonus accrual comparing the respective periods due to timing differences, and (iii) increased depreciation expense associated with new stores and system upgrades that were not in service in the 2006 quarter.

               The most significant factors contributing to the increase in SG&A expenses by segment for the three months ended March 31, 2007 compared to the 2006 first quarter included:

•
Other SG&A expenses increasing approximately $9.5 million.

This increase was primarily a result of increases in wages and related benefits of $3.9 million due to increases in personnel in our distribution centers as our merchandise revenue growth continues. An increase in bonus expense of $2.8 million compared to the 2006 first quarter related to the change in the performance measurement under our short-term cash incentive plan. In addition, depreciation increased by $1.3 million, and contract labor increased by $0.5 million. Depreciation increased due to system upgrades that were not in service in the 2006 quarter. Contract labor increased due to project costs related to system upgrades that do not meet our capitalization policy. Total Other SG&A costs as a percentage of consolidated revenue increased from 9.9% to 10.3%.

•
Direct SG&A expenses increasing approximately $1.9 million.

This increase was primarily due to an increase in Catalog production costs of $2.1 million, or 6.4%. Catalog costs increased to $35.4 million for the three months ended March 31, 2007 from $33.3 million for the three months ended April 1, 2006. As a percentage of Direct revenue, catalog costs increased to 14.9% for the three months ended March 31, 2007 from 14.5% for the three months ended April 1, 2006. This increase in catalog costs as a percentage of our Direct revenue was due to an increase in the number of catalogs mailed to new markets. Incidental equipment and software expenses increased by $1.7 million, specifically related to our website. These increases were partially offset by an increase in the marketing fee paid to the Direct segment from the Financial Services segment of $2.3 million, or 1.0% of Direct revenue.

•
Retail SG&A expenses increasing approximately $6.3 million.

Pre-opening costs were up $1.6 million compared to the 2006 comparative quarter. We also incurred an increase in new store operating costs of $8.4 million related to our new stores, which were not open in the comparable quarter of 2006. Total SG&A expenses in our comparable store base decreased by $2.8 million, or 2.0% as a percentage of comparable store sales, due to a decrease in labor costs. Corporate overhead costs decreased by $0.8 million, or 0.5% of Retail revenue, compared to the first quarter of fiscal 2006 primarily due to an increase in the marketing fee paid to the Retail segment from the Financial Services segment of $2.0 million, or 1.1% of Retail revenue.

•
Financial Services SG&A expenses increasing approximately $5.7 million.

This increase in SG&A expenses compared to the first quarter of 2006 was primarily due to increased marketing fees of $4.3 million paid to our other segments. Bad debt expense increased $0.7 million primarily due to an increase in counterfeit fraud. Third-party data processing services related to our credit card processing increased $0.4 million as the number of credit card accounts and credit card transactions increased.

Operating Income

We define operating income as revenue less cost of revenue and selling, general and administrative expenses. Given the mixture of segments we report and the different cost classifications inherent in each of their respective businesses, it is difficult to compare our consolidated results on the basis of gross profit, or the difference between revenue and cost of revenue. We believe that operating income presents a more meaningful measure of our consolidated operating performance than gross profit because of the following factors:

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

Operating income decreased $1.8 million, or 12.8%, to $12.4 million for the three months ended March 31, 2007 compared to $14.2 million for the three months ended April 1, 2006. Operating income as a percentage of revenue decreased to 2.7% for the three months ended March 31, 2007 from 3.5% for the 2006 first quarter. The operating margin decrease of 80 basis points, or $1.8 million, was primarily due to a 70 basis point decrease in the operating margin of the Direct operating segment compared to the 2006 first quarter, additional expenses incurred in corporate overhead compared to the 2006 first quarter and pre-opening costs increasing by $1.6 million in the Retail segment associated with new store openings compared to the first quarter of 2006. Corporate overhead was higher for the three months ended March 31, 2007 compared to the 2006 first quarter primarily due to (i) increased salaries and benefits because of more employees in our distribution centers over 2006, (ii) a higher bonus accrual comparing the respective periods, and (iii) increased depreciation expense associated with new stores and system upgrades that were not in service in the 2006 quarter. Our Direct operating income for the first quarter of 2007 decreased $0.5 million compared to the first quarter of 2006 primarily due to increased catalog production and circulation costs as well as incidental equipment and software expenses.

Interest Expense

Interest expense increased $1.3 million to $4.6 million for the three months ended March 31, 2007 from $3.3 million for the three months ended April 1, 2006. The increase in interest expense was primarily due to the $215.0 million private placement of notes completed in February 2006. In addition, we accrued approximately $0.2 million in interest expense in the 2007 first quarter relating to estimated tax benefits associated with uncertainties applicable to certain income tax positions.

Provision for Income Taxes

Our effective tax rate was 36.2% for the three months ended March 31, 2007 compared to 36.2% for the three months ended April 1, 2006. The decrease in the effective tax rate compared to the 37.5% effective tax rate for fiscal 2006 was due to a reduction in our income tax provision relating to a tax settlement from a state partially offset by an increase due to additional state income taxes where we have opened stores. We expect our effective tax rate to increase incrementally as we enter more states with our destination retail stores.

Bank Asset Quality

We securitize a majority of our credit card loans. On a quarterly basis, we transfer eligible credit card loans into a securitization trust. We are required to own at least a minimum twenty day average of 5.0% of the interests in the securitization trust. Therefore, these retained loans have the same characteristics as those loans sold to outside investors. Certain accounts are ineligible for securitization because they are delinquent at the time of sales to the trust, originated from sources other than Cabela’s CLUB Visa credit cards and various other requirements. The total amount of ineligible loans and receivables were $15.8 million and $19.1 million at March 31, 2007 and December 30, 2006, respectively.

The quality of our managed credit card loan portfolio at any time reflects, among other factors, the creditworthiness of the individual cardholders, general economic conditions, the success of our account management and collection activities, and the life cycle stage of the portfolio. Our financial results are sensitive to changes in delinquencies and net charge-offs of this portfolio. During periods of economic weakness, delinquencies and net charge-offs are more likely to increase. We have sought to manage this sensitivity by selecting a customer base that has historically shown it to be very creditworthy based on charge-off levels, credit bureau scores, such as FICO scores, and behavior scores.

Our average managed credit card loans outstanding increased by $203.3 million, or 15.0%, to $1,561.0 million as of March 31, 2007 from $1,357.7 million in fiscal 2006 and by $307.0 million, or 24.5%, from $1,254.0 million as of April 1, 2006. We believe that as our credit card accounts mature they are less likely to charge-off and less likely to be closed.

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

The following chart shows the percentage of our managed loans that have been delinquent at the periods ended:

Number of days delinquent	March 31, 2007	December 30, 2006	April 1, 2006
Greater than 30 days	0.82%	0.75%	0.75%
Greater than 60 days	0.49%	0.44%	0.44%
Greater than 90 days	0.23%	0.18%	0.20%

Charge-offs

Gross charge-offs reflect the uncollectible principal, interest and fees on a customer's account. Recoveries reflect the amounts collected on previously charged-off accounts. Most bankcard issuers charge off accounts at 180 days. We charge off all accounts on the 24th day of the month after an account becomes 115 days contractually delinquent, except for cardholder bankruptcies which are charged off 30 days after notification, and delinquencies caused by cardholder deaths which are charged off on the 24th day of the month after an account is 60 days contractually delinquent. As a result, our charge-off rates are not directly comparable to other participants in the bankcard industry.

Our charge-off activity for the managed portfolio for the following periods is summarized below:

	Three Months Ended
(Dollars in Thousands)	March 31, 2007	April 1, 2006
Gross charge-offs	$9,481	$6,732
Recoveries	(2,148)	(1,108)
Net charge-offs	$7,333	$5,624

Net charge-offs as a percentage of average managed loans	1.88%	1.79%

Our bank issued co-branded Visa credit cards for fans of International Speedway Corp. and for customers of Woodworker's Supply Inc., a retailer of tools for woodworking enthusiasts. At December 30, 2006, these credit card loans totaled $17.3 million. We terminated the agreement with International Speedway Corp. in December 2006 and converted those cardholders into Cabela’s CLUB Visa cardholders in January 2007. We expect to sell the Woodworker’s Supply Inc. portfolio in fiscal 2007. Neither of these transactions are material to our financial position, results of operations or liquidity.

Liquidity and Capital Resources

Overview

Our merchandising business and our Financial Services segment have significantly different liquidity and capital needs. The primary cash requirements of our merchandising business relate to capital for new destination retail stores, purchases of inventory, investments in our management information systems and other infrastructure, purchases of economic development bonds related to the construction of new destination retail stores and other general working capital needs. We historically have met these requirements by generating cash from our merchandising business operations, borrowing under revolving credit facilities, issuing debt and equity securities, obtaining economic development grants from state and local governments in connection with developing our destination retail stores, collecting principal and interest payments on our economic development bonds and from the retirement of economic development bonds. The cash flow we generate from our merchandising business is seasonal, with our peak cash requirements for inventory occurring between May and November. While we have consistently generated overall positive annual cash flow from our operating activities, other sources of liquidity are generally required by our merchandising business during these peak cash use periods. These sources historically have included short-term borrowings under our revolving credit facility and access to debt markets. While we generally have been able to manage our cash needs during peak periods, if any disruption occurred to our funding sources, or if we underestimated our cash needs, we would be unable to purchase inventory and otherwise conduct our merchandising business to its maximum effectiveness, which would result in reduced revenue and profits.

The primary cash requirements of our Financial Services segment relate to the generation of credit card loans and the purchase of points used in the Cabela’s CLUB Visa customer loyalty rewards program from our merchandising business. The bank obtains funds for these cash requirement purposes through various financing activities, which include funding from securitization transactions, borrowing under federal funds purchase agreements, accepting certificates of deposit and generating cash from operations. Our bank’s charter is limited to issuing credit cards and accepting brokered certificates of deposit of one-hundred thousand dollars or more, and it does not accept demand deposits or make non-credit card loans. Consequently, our bank cannot lend money to Cabela’s Incorporated or our other affiliates. The bank is subject to capital requirements imposed by Nebraska banking law and the Visa membership rules, and its ability to pay dividends is limited by Nebraska and federal banking law.

We believe that we will have sufficient capital available from current cash on hand, our revolving credit facility and other borrowing sources, expected future operations, and possibly additional monetization of our economic development bonds to fund our existing operations and growth plans for the next 12 to 18 months.

Operating, Investing and Financing Activities

The following table presents changes in our cash and cash equivalents for the periods presented.

	Three Months Ended

(In Thousands)	March 31, 2007	April 1, 2006

Net cash used in operating activities	$(101,256)	$(162,628)

Net cash used in investing activities	$(36,097)	$(27,328)

Net cash provided by financing activities	$16,435	$199,733

Cash used in operating activities improved $61.4 million in the three months ended March 31, 2007 compared to the three months ended April 1, 2006. This net improvement in cash was primarily due to a $56.0 million net increase relating to the bank’s credit card securitization transactions and principal collections of credit card loan receivables, net of originations, for the 2007 first quarter over the 2006 first quarter. This volume is attributable to the growth in the bank’s credit card loan operations. There was also an increase from changes in accounts payable totaling $20.5 million comparing the three months ended March 31, 2007 to the 2006 first quarter. This net increase in the change for accounts payable comparing periods was primarily due to a net increase in the bank’s accounts payables totaling $30.6 million primarily related to the payable to the bank’s third-party processor for its credit card transactions offset by net decreases in inventory payables of $6.7 and in payables for catalog costs of $4.0 million. These improvements in cash from operating activities were partially offset by a $24.8 million net change in other current assets. The account in this category making up most of the change is the bank’s Visa interchange funding account. Timing issues for both this account and the third-party processing account are the primary reasons for the net changes between the three months ended March 31, 2007 and April 1, 2006.

Our LIFO calculation for income tax purposes utilizes a simplified LIFO approach and therefore results in a book-tax difference. The aforementioned accounting change to the FIFO method will increase the current portion of income taxes payable by approximately $4.7 million. At March 31, 2007, we had $18.7 million included in the current portion of deferred income taxes payable in our condensed consolidated balance sheet related to the LIFO method used for income tax purposes. We will incur this cash outlay of $18.7 million over the next four years based on our election in our 2007 federal income tax return to change our method of accounting for inventory from LIFO to FIFO for income tax purposes.

Cash used in investing activities increased $8.8 million in the three months ended March 31, 2007 compared to the three months ended April 2, 2005. This net increase was primarily due to capital expenditures relating to the construction of our new destination retail stores. For the three months ended March 31, 2007, capital expenditures totaled $37.6 million, an increase of $23.1 million over the first quarter of 2006. We opened one retail store in April 2007 and plan to open another seven stores in 2007, with one scheduled to open the latter part of the 2007 third quarter and the other openings during the 2007 fourth quarter. For fiscal 2006, four retail stores were opened in the second half of 2006. Significant amounts of cash will be needed in order to open new destination retail stores and implement our retail growth strategy. Depending upon the location and a variety of other factors, including store size and the amount of public improvements necessary, and based upon our prior experience, opening a single destination retail store generally requires expenditures in the range of $30 million to $50 million. This amount includes the cost of real estate, site work, public improvements such as utilities and roads, buildings, equipment, fixtures (including taxidermy) and inventory. At March 31, 2007, we had cash commitments totaling approximately $285.0 million for fiscal 2007 and $97.0 million for fiscal 2008 for estimated capital expenditures and the purchase of future economic development bonds in connection with the construction and development of new destination retail stores. Purchases of marketable securities decreased $11.9 million comparing quarterly periods. We purchased securities totaling $12.3 million during the 2006 first quarter. Economic development bonds totaling $42.9 million at March 31, 2007, relating to the Wheeling, West Virginia retail store and distribution center were retired on April 23, 2007. Principal and interest proceeds from the settlement totaled $45.7 million.

Cash provided by financing activities totaled $16.4 million for the three months ended March 31, 2007 compared to $199.7 million in the three months ended April 1, 2006. This net decrease in cash was primarily due to the debt issuance of $215.0 million in February 2006 to support our destination retail store expansion and the net decrease in cash of $5.2 million in short-term borrowings and inventory financing. Partially offsetting these decreases were net increases in time deposits of $3.9 million and in unpresented checks net of bank balance of $29.1 million due to timing of when checks cleared our bank.

As of March 31, 2007, we had entered into material cash commitments totaling approximately $285.0 million for fiscal 2007 and $97.0 million for fiscal 2008 primarily for estimated capital expenditures and the purchase of future economic development bonds in connection with the construction and development of new destination retail stores. These amounts do not include any contractual obligations associated with retail stores scheduled to open in Rapid City, South Dakota; Adairsville, Georgia; and Montreal, Canada. Certain contractual aspects of these locations are in various stages of negotiations and will be subject to customary conditions to closing. We expect to incur the majority of the costs of these locations in 2007 and 2008. In addition, we are also committed to fund $2.3 million of economic development bonds related to our fiscal 2005 stores.  When the bonds are funded, we will be reimbursed for the qualifying construction costs we have incurred.

In addition to the cash commitments for capital expenditures and economic development bonds, we have entered into certain lease agreements for retail locations. Certain of these leases include tenant allowances that will be amortized over the life of the lease. We will receive tenant allowances in the amounts of $15.0 million and $25.7 million 2007 and 2008, respectively. These long-term leases include options to renew with total terms, including extensions, varying from 10 to 70 years. Some of these leases for constructed assets contain customary conditions of performance by other parties.

Grants and Economic Development Bonds

Grants. Under various grant programs, state or local governments provide funding for certain costs associated with developing and opening a new destination retail store. We generally have received grant funding in exchange for commitments, such as assurance of agreed employment and wage levels at our destination retail stores or that the destination retail store will remain open, made by us to the state or local government providing the funding. The commitments typically phase out over approximately five to 10 years. If we fail to maintain the commitments during the applicable period, the funds we received may have to be repaid or other adverse consequences may arise, which could affect our cash flows and profitability. As of March 31, 2007 and December 30, 2006, the total amount of grant funding subject to a specific contractual remedy was $13.9 million and $14.4 million, respectively.

Economic Development Bonds. Through economic development bonds, the state or local government sells bonds to provide funding for land acquisition, readying the site, building infrastructure and related eligible expenses associated with the construction and equipping of our destination retail stores. Generally, we have been the sole purchaser of these bonds. The bond proceeds that are received by the governmental entity are then used to fund the construction and equipping of new destination retail stores and related infrastructure development. While purchasing these bonds involves an initial cash outlay by us in connection with a new store, some or all of these costs can be recaptured through the repayments of the bonds. The payments of principal and interest on the bonds are typically tied to sales, property or lodging taxes generated from the store and, in some cases, from businesses in the surrounding area, over periods which range between 20 and 30 years. In addition, some of the bonds that we have purchased may be repurchased for par value by the governmental entity prior to the maturity date of the bonds. However, the governmental entity from which we purchase the bonds is not otherwise liable for repayment of principal and interest on the bonds to the extent that the associated taxes are insufficient to pay the bonds. In one location, the bonds will become subordinated to other bonds associated with the development if we fail to continue to operate the store over a prescribed period. After purchasing the bonds, we typically carry them on our consolidated balance sheet a “available for sale” marketable securities and value them based upon managements projections of the amount of tax revenue expected to be generated to support principal and interest payments on the bonds. We have limited experience in valuing these bonds and, because of the unique features of each project, there is no independent market data for valuation of these types of bonds. If sufficient tax revenue is not generated by the subject properties, we will not receive scheduled payments and will be unable to realize the full value of the bonds carried on our consolidated balance sheet. As of March 31, 2007 and December 30, 2006, we carried $115.4 million and $116.2 million, respectively, of economic development bonds on our consolidated balance sheet.

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

The total amounts and maturities for our credit card securitizations as of March 31, 2007 were as follows:

Series	Type	Initial Amount	Interest Rate	Expected Final Maturity
(Dollars in Thousands)
Series 2003-I	Term	$300,000	Floating (1)	January 2008
Series 2004-I	Term	$ 75,000	Fixed	March 2009
Series 2004-II	Term	$175,000	Floating	March 2009
Series 2005-I	Term	$140,000	Fixed	October 2010
Series 2005-I	Term	$110,000	Floating	October 2010
Series 2006-III	Term	$250,000	Fixed	October 2011
Series 2006-III	Term	$250,000	Floating	October 2011
Series 2006-I	Variable Funding	$300,000	Floating	July 2007

(1)	The trust has entered into an agreement to convert the floating rate certificate into a fixed rate obligation.

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

Certificates of Deposit

We utilize certificates of deposit to partially finance the operating activities of our bank. Our bank issues certificates of deposit in a minimum amount of one-hundred thousand dollars in various maturities. As of March 31, 2007, we had $100.8 million of certificates of deposit outstanding with maturities ranging from April 2007 to April 2016 and with a weighted average effective annual fixed rate of 4.97%. Certificate of deposit borrowings are subject to regulatory capital requirements.

Credit Facility and Other Indebtedness

We are party to a credit agreement that provides for a $325.0 million unsecured revolving credit facility that expires on June 30, 2010. The credit facility may be increased to $450.0 million upon our request and the consent of the banks party to the credit agreement. The credit agreement permits the issuance of up to $150.0 million in letters of credit and standby letters of credit, the nominal amount of which are applied against the overall credit limit available under the credit facility. During the term of the facility, we are required to pay a quarterly facility fee on the average daily unused principal balance on the line of credit. At March 31, 2007, the principal amount outstanding on the credit facility was $2.3 million and the average outstanding principal balance during the first quarter of 2007 was $3.0 million. The weighted average interest rate on the line of credit was 6.32% during the three months ended March 31, 2007. Letters of credit and standby letters of credit totaling $68.8 million were outstanding at March 31, 2007. The average outstanding amount of letters of credit during the three months ended March 31, 2007 was $42.3 million. Our total remaining borrowing capacity under the credit facility as of March 31, 2007, after subtracting outstanding letters of credit of $55.5 million and standby letters of credit of $13.3 million, was $256.2 million. The credit agreement requires that we comply with certain financial and other customary covenants, including requirements that we maintain the following financial ratios:

•	a fixed charge coverage ratio, as defined, of no less than 1.50 to 1.00 as of the last day of any fiscal quarter;

•	a cash flow leverage ratio, as defined, of no more than 3.00 to 1.00 as of the last day of any fiscal quarter; and

•
a minimum tangible net worth, as defined, of no less than $350.0 million plus 50% of positive consolidated net income on a cumulative basis for each fiscal year beginning with the fiscal year ended 2006.

The credit agreement includes a dividend provision limiting the amount we can pay to our stockholders, which at March 31, 2007, was not in excess of $99.5 million. The agreement also has a provision permitting acceleration by the lenders in the event there is a change in control, as defined. In addition, the credit agreement contains cross default provisions to other outstanding debt. In the event we fail to comply with these covenants, a default is triggered, and all outstanding letters of credit and all principal and outstanding interest would immediately become due and payable.

We had $215.0 million in unsecured notes outstanding at March 31, 2007 with principal payable in full February 2016 and interest payable semiannually at a rate of 5.99%. These notes require that we comply with several financial and other covenants, including requirements that we maintain the following financial ratios as set forth in the note purchase agreements:

•	a consolidated adjusted net worth, as defined, of no less than $350.0 million plus 25% of positive consolidated net earnings on a cumulative basis for each fiscal year beginning with fiscal 2005;

•	a fixed charge coverage ratio, as defined, of no less than 2.00 to 1.00 as of the last day of the any fiscal quarter; and

•	a consolidated funded debt to total funded capitalization of no more than 60%.

In addition, the notes contain cross default provisions to other outstanding debt. In the event the Company fails to comply with these covenants and the failure to comply goes beyond 30 days, the Company will trigger a default. In the event of default, the obligations shall automatically become immediately due and payable. All principal and outstanding interest would immediately become due and payable.

At March 31, 2007, we also had $75.0 million in senior unsecured notes outstanding with a fixed interest rate of 4.95% payable semi-annually. These senior notes have principal payable in annual installments of $25.0 million and are due September 2009. At March 31, 2007, we were in compliance with all financial covenants under our credit agreements and unsecured notes.

We are party to inventory financing agreements that allow certain vendors providing boat and all terrain vehicle merchandise to give us extended payment terms. The vendors are responsible for all interest payments for the financing period and the financing company holds a security interest in the specific inventory we hold. Our revolving credit facility limits this security interest to $20.0 million. The extended payment terms to the vendors do not exceed one year. The outstanding liability under the inventory financing agreements was $9.9 million at March 31, 2007 compared with $9.8 million at December 30, 2006.

Our bank has unsecured federal funds purchase agreements with two financial institutions. The maximum amount of funds that can be outstanding is $85.0 million of which no amounts were outstanding at March 31, 2007. During the three months ended March 31, 2007, the average balance outstanding was approximately $1.0 million with a weighted average rate of 5.79%.

We may or may not engage in future long-term borrowing transactions to fund our operations or our growth plans. Whether or not we undertake such borrowings will depend on a variety of factors, including prevailing interest rates, our retail growth plans, our financial strength, alternative sources and costs of funding and our assessment of potential returns on investment that may be realized from the proceeds of such borrowings.

Off-Balance Sheet Arrangements

Operating Leases -- We lease various items of office equipment and buildings. Rent expense for these operating leases is recorded in selling, general and administrative expenses of the consolidated statements of income.

Credit Card Limits -- The bank bears off-balance sheet risk in the normal course of its business. One form of this risk is through the bank's commitment to extend credit to cardholders up to the maximum amount of their credit limits. The aggregate of such potential funding requirements totaled $10.1 billion as of March 31, 2007 and $9.5 billion as of December 30, 2006, which amounts were in addition to existing balances cardholders had at such dates. These funding obligations are not included on our consolidated balance sheet. While the bank has not experienced, and does not anticipate that it will experience, a significant draw down of unfunded credit lines by customers, a significant draw down would create a cash need at the bank which likely could not be met by our available cash and funding sources. The bank has the right to reduce or cancel these available lines of credit at any time.

Securitizations -- All of the bank's securitization transactions have been accounted for as sales transactions and the credit card loans relating to those pools of assets are not reflected in our consolidated balance sheet. These transactions are included in the discussions of the Financial Services business on a non-GAAP managed basis as previously discussed.

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

Financial Services Interest Rate Risk

Interest rate risk refers to changes in earnings or the net present value of assets and off-balance sheet positions less liabilities (termed "economic value of equity") due to interest rate changes. To the extent that interest income collected on managed loans and interest expense do not respond equally to changes in interest rates, or that rates do not change uniformly, securitization earnings and economic value of equity could be affected. Our net interest income on managed credit card loans is affected primarily by changes in short-term interest rate indices such as LIBOR and prime rate. The variable-rate credit card loans are indexed to the prime rate. Securitization certificates and notes are indexed to LIBOR-based rates of interest and are periodically repriced. Certificate of deposits are priced at the current prevailing market rate at the time of issuance. We manage and mitigate our interest rate sensitivity through several techniques, but primarily by modifying the contract terms with our cardholders, including interest rates charged, in response to changing market conditions. Additional techniques we use include managing the maturity, repricing and distribution of assets and liabilities by issuing fixed-rate securitization certificates and notes and by entering into interest rate swap agreements to hedge our fixed-rate exposure from interest strips.

The following table shows the mix of credit card account balances for each interest rate at the periods ended:

	March 31, 2007	December 30, 2006	April 1, 2006
As a percentage of total balances outstanding

Balances carrying interest rate based upon the national prime lending rate	64.8%	60.2%	61.9%
Balances carrying an interest rate of 9.99% or lower	3.0%	3.4%	2.9%
Balances not carrying interest because their previous month's balance was paid in full	32.2%	36.4%	35.2%

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

Management has performed an interest rate gap analysis to measure the effects of the timing of the repricing of our interest sensitive assets and liabilities. Based on this analysis, we believe that if there had been an immediate 100 basis point, or 1.0%, increase in the market rates for which our assets and liabilities are indexed during the next twelve months, our projected operating results would not be materially affected. Management also has performed a projected interest rate gap analysis for the same future twelve month period to measure the effects of a change in the spread between the prime interest rate and the LIBOR interest rate. Based on this analysis, we believe that an immediate 50 basis point, or 0.5%, decrease or increase in this spread would cause a corresponding decrease or increase of approximately $6.1 million and $5.6 million, respectively, on the projected pre-tax income of our Financial Services segment over the next 12 months, which could have a material effect on our operating results.

Merchandising Interest Rate Risk

One of our economic development bond agreements is priced at a variable interest rate with its base rate tied to the prime rate and adjusted annually in November. Portions of these bonds were retired in June 2006 and the interest rates were renegotiated. The remainder of these particular economic development bonds had a balance of $42.9 million at March 31, 2007. These bonds were redeemed in full on April 23, 2007.

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

Item 4.  Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), designed to ensure that information required to be disclosed in reports filed under the Exchange Act is recorded, processed, summarized and reported within specified time periods. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

In connection with this quarterly report on Form 10-Q, our Chief Executive Officer and Chief Financial Officer evaluated, with the participation of our management, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on management’s evaluation, our Chief Executive Officer and Chief Financial Officer each concluded that our disclosure controls and procedures were effective as of March 31, 2007.

Changes in Internal Control Over Financial Reporting

During the first quarter of fiscal 2007, the implementation of the warehouse management system for tracking inventory in a multi-channel environment was completed for most of our destination retail stores. Process level controls related to maintaining our inventory at the unit level were affected by this change. It is anticipated that the warehouse management system will be fully implemented in all stores by the end of the second quarter of fiscal 2007. There were no other changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2007 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 4T.     Controls and Procedures

Not applicable.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

We are party to certain lawsuits in the ordinary course of our business. The subject matter of these proceedings primarily include commercial disputes, employment issues and product liability lawsuits. We do not believe that the ultimate dispositions of these proceedings, individually or in the aggregate, will have a material adverse effect on our consolidated financial position, results of operations or liquidity.

Item 1A.            Risk Factors.

There have been no material changes from the risk factors disclosed in the “Risk Factors” section of our Annual Report on Form 10-K for the fiscal year ended December 30, 2006, except that the risk factors titled “Our use tax collection policy for our direct business may subject us to liabilities for unpaid use taxes on past sales” and “Our destination retail store expansion strategy may result in our direct business establishing nexus with additional states which may cause our direct business to pay additional income and use taxes and have an adverse effect on the profitability and cash flows of our direct business” shall be deleted in their entirety and the following new risk factors shall be added.

Our historic sales tax collection policy for our direct business may subject us to liabilities for unpaid sales taxes on past direct business sales.

Many states have attempted to require that out-of-state direct marketers, whose only contacts with the state are solicitations and delivery to their residents of products purchased through the mail or the Internet, collect sales taxes on the sale of these products. In addition, a private litigant, purportedly on behalf of various states, has initiated litigation against several out-of-state direct marketers alleging that the failure to collect and remit sales tax violates various state false claims laws. The U.S. Supreme Court has held that states, absent congressional legislation, may not impose tax collection obligations on out-of-state direct marketers unless the out-of-state direct marketer has nexus with the state. Nexus generally is created by the physical presence of the direct marketer, its agents or its property within the state. Our sales tax collection policy for our direct business is to collect and remit sales tax in states where our direct business has established nexus. Prior to the opening of a destination retail store, we have historically sought a private letter ruling from the state in which the store will be located as to whether our direct business will have nexus with that state as a result of the store opening. Some states have enacted legislation that requires sales tax collection by direct marketers with no physical presence in that state. In some instances, the legislation assumes nexus exists because of the physical presence of an affiliated entity engaged in the same line of business. We may receive future assessments from states for unpaid sales taxes on prior direct business sales. In addition, a competitor has commenced an action against us alleging that our failure to collect and remit sales tax in certain states constitutes unfair competition. We presently intend to vigorously contest any future sales tax assessments and this action, but we may not prevail. If we do not prevail, we could be held liable for sales taxes on prior direct business sales which could be substantial.

The customer service enhancements we plan to implement at most of our destination retail stores beginning in January 2008 will cause our direct business to establish nexus in the states where destination retail stores that receive the enhancements are located, which will cause our direct business to pay additional income and sales taxes and may have an adverse effect on the profitability and cash flows of our direct business.

Beginning in January 2008, we expect that most of our destination retail stores will receive customer service enhancements designed to increase customer convenience, purchasing, and delivery options. We also expect that future destination retail stores will receive these enhancements. These enhancements are expected to include Internet kiosks, catalog order desks and in-store pick-up areas for catalog and Internet purchases. Because these enhancements will cause our direct business to establish nexus in the states where destination retail stores that receive the enhancements are located, we will, effective January 2008, begin collecting and remitting sales taxes on direct business sales to customers located in these states. The establishment of nexus and imposition of income and use taxes by states on sales of our direct business:

•	will increase the tax collection and payment obligations of our direct business, which could create administrative burdens for us;

•	could increase the total cost of our products in our direct business to our customers relative to our competitors that do not collect sales taxes on direct sales; and

•	could decrease the sales of our direct business or cause us to reduce the underlying prices for the products sold through our direct business.

These events could have an adverse effect on the profitability and cash flows of our direct business.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

Not applicable.

Item 3.  Defaults Upon Senior Securities.

Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders.

Not applicable.

Item 5.  Other Information.

Not applicable.

Item 6.   Exhibits.

(a)	Exhibits.

Exhibit Number	Description

18	Letter re Change in Accounting Principle

31.1	Certification of CEO Pursuant to Rule 13a-14(a) under the Exchange Act

31.2	Certification of CFO Pursuant to Rule 13a-14(a) under the Exchange Act

32	Certifications Pursuant to 18 U.S.C. Section 1350

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CABELA'S INCORPORATED

Dated: May 4, 2007	By:	/s/ Dennis Highby
Dennis Highby
President and Chief Executive Officer

Dated: May 4, 2007	By:	/s/ Ralph W. Castner
Ralph W. Castner
Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description

18	Letter re Change in Accounting Principle

31.1	Certification of CEO Pursuant to Rule 13a-14(a) under the Exchange Act

31.2	Certification of CFO Pursuant to Rule 13a-14(a) under the Exchange Act

32	Certifications Pursuant to 18 U.S.C. Section 1350