Form 10-Q
period 2007-06-30
CABELAS INC
filed 2007-08-06
CIK 1267130

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

Common stock, $0.01 par value: 65,800,769 shares as of July 27, 2007.

CABELA’S INCORPORATED
FORM 10-Q
QUARTERLY PERIOD ENDED JUNE 30, 2007

PART I – FINANCIAL INFORMATION

Item 1.    Financial Statements

CABELA'S INCORPORATED AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS (Dollars in Thousands Except Par Value) (Unaudited)
ASSETS	June 30, 2007	December 30, 2006	July 1, 2006

CURRENT ASSETS:
Cash and cash equivalents	$80,229	$172,903	$117,658
Short-term investments	--	--	3,000
Accounts receivable, net of allowance for doubtful accounts of $1,714, $1,932 and $1,750	31,154	37,812	26,542
Credit card loans held for sale (Note 3)	119,452	136,072	90,861
Credit card loans receivable, net of allowances of $1,193, $699 and $512 (Note 3)	13,598	16,611	13,996
Inventories	523,925	484,414	461,805
Prepaid expenses and deferred catalog costs	47,161	42,502	43,846
Income taxes receivable	7,063	--	--
Other current assets	94,612	63,907	51,128
Total current assets	917,194	954,221	808,836

PROPERTY AND EQUIPMENT, NET	733,594	600,065	544,215

OTHER ASSETS:
Land held for sale or development	19,192	20,947	8,633
Retained interests in securitized loans (Note 3)	40,091	39,033	37,972
Marketable securities	81,829	117,360	109,515
Other assets	18,799	19,604	18,771
Total other assets	159,911	196,944	174,891

Total assets	$1,810,699	$1,751,230	$1,527,942

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$229,736	$239,285	$163,883
Unpresented checks net of bank balance	32,615	--	18,769
Accrued expenses and other liabilities	51,965	72,124	46,221
Gift certificates and credit card reward points	137,775	144,210	112,112
Accrued employee compensation and benefits	39,991	61,275	31,980
Time deposits	19,500	33,401	45,159
Short-term borrowings	27,000	6,491	--
Current maturities of long-term debt	26,738	26,803	27,704
Income taxes payable	--	17,267	3,466
Deferred income taxes	17,863	17,978	7,769
Total current liabilities	583,183	618,834	457,063

LONG-TERM LIABILITIES:
Long-term debt, less current maturities	344,349	284,579	310,225
Long-term time deposits	65,694	68,795	61,895
Deferred compensation	5,244	5,174	4,992
Deferred grant income and tenant allowances	18,461	9,550	9,957
Deferred income taxes	29,560	30,440	22,971
Other long-term liabilities	9,190	--	--
Total long-term liabilities	472,498	398,538	410,040

COMMITMENTS AND CONTINGENCIES (Note 8)

STOCKHOLDERS’ EQUITY (Note 6):
Preferred stock, $0.01 par value; 10,000,000 shares authorized, no shares issued or outstanding	--	--	--
Common stock, $0.01 par value:
Class A Voting, 245,000,000 shares authorized; 65,798,769, 59,556,431 and 57,150,080 shares issued and outstanding	658	596	572
Class B Non-voting, 245,000,000 shares authorized: none, 5,807,305 and 8,073,205 shares issued and outstanding	--	58	80
Additional paid-in capital	253,373	247,741	244,016
Retained earnings	501,799	485,148	416,802
Accumulated other comprehensive income (loss), net	(812)	315	(631)
Total stockholders’ equity	755,018	733,858	660,839

Total liabilities and stockholders’ equity	$1,810,699	$1,751,230	$1,527,942

See notes to unaudited condensed consolidated financial statements.

CABELA'S INCORPORATED AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Dollars in Thousands Except Earnings Per Share) (Unaudited)
	Three months ended		Six months ended
	June 30, 2007	July 1, 2006	June 30, 2007	July 1, 2006
REVENUE:
Merchandise sales	$403,424	$346,458	$826,063	$720,672
Financial services revenue	41,014	33,020	76,748	61,554
Other revenue	6,761	7,785	10,479	9,842
Total revenue	451,199	387,263	913,290	792,068

COST OF REVENUE:
Cost of merchandise sales	258,449	226,449	536,495	468,332
Cost of other revenue	1,648	3,070	1,634	3,476
Total cost of revenue (exclusive of depreciation and amortization)	260,097	229,519	538,129	471,808

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	170,850	143,199	342,518	291,512
OPERATING INCOME	20,252	14,545	32,643	28,748

OTHER INCOME (EXPENSE):
Interest income	427	936	1,663	1,337
Interest expense	(4,836)	(4,791)	(9,470)	(8,135)
Other income, net	2,153	2,623	4,349	5,600
Total other income (expense)	(2,256)	(1,232)	(3,458)	(1,198)

INCOME BEFORE PROVISION FOR INCOME TAXES	17,996	13,313	29,185	27,550

PROVISION FOR INCOME TAXES	6,732	4,957	10,779	10,111

NET INCOME	$11,264	$8,356	$18,406	$17,439

EARNINGS PER COMMON SHARE (NOTE 5):
Basic	$0.17	$0.13	$0.28	$0.27

Diluted	$0.17	$0.13	$0.27	$0.26

WEIGHTED AVERAGE SHARES OUTSTANDING (NOTE 5):
Basic	65,782,822	65,201,266	65,639,217	65,135,553

Diluted	67,111,798	66,401,158	67,251,708	66,422,914

See notes to unaudited condensed consolidated financial statements.

CABELA’S INCORPORATED AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (In Thousands) (Unaudited)
	Six months ended
	June 30, 2007	July 1, 2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$18,406	$17,439
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation	26,625	20,189
Amortization	419	445
Stock based compensation	2,115	1,564
Deferred income taxes	(318)	6,907
Other, net	52	1,626
Change in operating assets and liabilities:
Accounts receivable	7,083	4,085
Origination of credit card loans held for sale, net of collections	16,620	(13,171)
Retained interests in securitized loans	(1,058)	(2,257)
Inventories	(39,511)	(65,170)
Prepaid expenses and deferred catalog costs	(4,946)	(1,117)
Other current assets	(30,411)	(5,672)
Land held for sale or development	1,755	2,999
Accounts payable	(30,340)	(30,311)
Accrued expenses and other liabilities	(20,191)	(10,378)
Gift certificates and credit card reward points	(6,435)	(9,008)
Accrued compensation and benefits	(21,556)	(28,267)
Income taxes payable/receivable	(24,280)	(28,018)
Deferred compensation	69	(2,177)
Deferred grant income and tenant allowances	8,942	(608)
Other long-term liabilities for unrecognized tax benefits and related interest	7,433	--
Net cash used in operating activities	(89,527)	(140,900)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(134,386)	(67,999)
Purchases of marketable securities	(10,052)	(16,727)
Maturities of marketable securities	893	765
Proceeds from retirement of marketable securities	42,870	53,000
Purchases of short-term investments	--	(131,225)
Proceeds from sales or maturities of short-term investments	--	128,225
Change in credit card loans receivable, net	1,960	(2,221)
Change in cash reserves for retained interests	--	(1,250)
Proceeds from disposition of property and equipment	3,855	--
Other, net	(754)	9
Net cash used in investing activities	(95,614)	(37,423)

CASH FLOWS FROM FINANCING ACTIVITIES:
Change in unpresented checks net of bank balance	32,615	(2,883)
Change in time deposits, net	(17,002)	(2,434)
Borrowings on lines of credit, inventory financing and short-term borrowings	281,617	142,630
Repayments on lines of credit, inventory financing and short-term borrowings	(267,862)	(142,855)
Proceeds from issuance of long-term debt	60,800	215,000
Payments on long-term debt	(1,291)	(2,546)
Proceeds from exercise of employee stock options and stock purchase plan	2,932	2,324
Excess tax benefits from exercise of stock options	812	271
Payment of debt issuance costs	(154)	(449)
Net cash flows provided by financing activities	92,467	209,058

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(92,674)	30,735

CASH AND CASH EQUIVALENTS, beginning of fiscal year	172,903	86,923

CASH AND CASH EQUIVALENTS, end of period	$80,229	$117,658

See notes to unaudited condensed consolidated financial statements.

CABELA’S INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollar Amounts in Thousands Except Share and Per Share Amounts)
(Unaudited)

1.        MANAGEMENT REPRESENTATIONS

The condensed consolidated financial statements included herein are unaudited and have been prepared by Cabela’s Incorporated and its wholly-owned subsidiaries (the “Company”) pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”).  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations.  The condensed consolidated balance sheet of the Company as of December 30, 2006, was derived from the Company’s audited consolidated balance sheet as of that date.  All other consolidated financial statements contained herein are unaudited and reflect all adjustments which are, in the opinion of management, necessary to summarize fairly the financial position of the Company and the results of the Company’s operations and cash flows for the periods presented.  All of these adjustments are of a normal recurring nature.  All material intercompany balances and transactions have been eliminated in consolidation.  Because of the seasonal nature of the Company’s operations, results of operations of any single reporting period should not be considered as indicative of results for a full year.  These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the fiscal year ended December 30, 2006.

Reclassifications:

Effective June 30, 2007, the Company classified the accrued interest receivable associated with its economic development bonds from accounts receivable to other current assets in the condensed consolidated balance sheets.  Balances totaling $5,864 and $3,495 at December 30, 2006, and July 1, 2006, respectively, have been reclassified to conform to the current presentation.  The corresponding line items in the condensed consolidated statements of cash flows were also reclassified and there was no change in the total of net cash used in operating activities for the six months ended July 1, 2006.  Total current assets of the Company were not affected by this reclassification and there was no impact on cash flows or covenant provisions from this reclassification.

2.        CHANGE IN ACCOUNTING PRINCIPLES

     Inventories:

Prior to fiscal 2007, cost was determined using the last-in, first-out (“LIFO”) method for all inventories except for a limited amount of inventory totaling $18,200 owned by Van Dyke Supply Company, Inc. and Wild Wings, LLC, wholly-owned subsidiaries of the Company, which used the first-in, first-out (“FIFO”) method.  Effective December 31, 2006, the beginning of the Company’s 2007 fiscal year, management elected to change the Company’s method of valuing inventories from the LIFO method to the FIFO method.  Due to merchandise unit cost increases for new and higher-priced product lines offered by the Company, and because of  the market volatility for certain materials in the manufacture of other product lines (primarily firearms and ammunition), management believes that this change is preferable as the FIFO method better represents our inventory balances at current cost.  Further, the adoption of the FIFO method enhances the comparability of the Company’s consolidated financial statements by changing to the predominant method utilized in the Company’s industry and conforms all of its inventories to the same accounting method.  The effect of the change did not have a material impact to the Company’s condensed consolidated financial statements for the three and six months ended June 30, 2007, and July 1, 2006, and for fiscal years 2006, 2005 and 2004 was not material to the Company’s consolidated financial statements.  Because the effect of the change on all periods is not material, no adjustments have been made to the Company’s consolidated financial statements to reflect a retrospective application.

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

Uncertainty in Income Taxes:

The Company adopted the provisions of Financial Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109, on December 31, 2006.  FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  The recognition threshold requires that the Company determine whether it is more likely than not that a tax position will be sustained upon examination, and then the position is measured at the largest amount of the benefit that is greater than 50 percent likely of being realized upon ultimate settlement. Unrecognized tax benefits are tax benefits claimed on the Company’s tax returns that do not meet these recognition and measurement standards.

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

The Company’s policy is to accrue interest expense, and penalties as appropriate, on its estimated unrecognized tax benefits as a charge to interest expense in the condensed consolidated statements of income.  The Company recognized $221 and $415 in interest expense during the three and six months ended June 30, 2007, respectively. No penalties were accrued.

The liability for unrecognized tax benefits totaling $7,579 at June 30, 2007, is classified as other long-term liabilities in the condensed consolidated balance sheet.  In addition, a liability for estimated interest on unrecognized tax benefits totaling $1,611 at June 30, 2007, is also included in other long-term liabilities in the Company’s condensed consolidated balance sheet.

The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate is $1,326.  As of June 30, 2007, there were no material uncertain tax positions for which reversal is reasonably possible during the next 12 months.  The Company files income tax returns in the United States and various states.  The tax years 2003 through 2006 remain open to examination by major taxing jurisdictions to which the Company is subject.

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

Credit card loans held for sale and credit card loans receivable consisted of the following at the periods ended:

	June 30, 2007	December 30, 2006	July 1, 2006
Composition of credit card loans held for sale and credit card loans receivable:

Loans serviced	$1,659,926	$1,674,064	$1,342,182

Loans securitized and sold to outside investors	(1,519,000)	(1,514,000)	(1,233,000)

Securitized loans with securities owned by WFB which are classified as retained interests	(5,037)	(4,922)	(2,233)

	135,889	155,142	106,949

Less adjustments to market value and allowance for loan losses	(2,839)	(2,459)	(2,092)

Total (including transferor’s interest of $116,483, $122,824 and $87,240)	$133,050	$152,683	$104,857

Transferor’s interest restricted for repayment of secured borrowing	$43,667	$--	$--

Delinquent loans in the managed credit card loan portfolio at the respective periods ended:
30-89 days	$9,983	$9,589	$7,405
90 days or more and still accruing	$4,442	$3,095	$2,282

	Three months ended		Six months ended
	June 30, 2007	July 1, 2006	June 30, 2007	July 1, 2006
Total net charge-offs on the managed credit card loans portfolio	$6,645	$5,920	$13,978	$11,544

Annual average credit card loans:
Managed credit card loans	$1,606,616	$1,295,131	$1,583,918	$1,274,653
Securitized credit card loans including seller's interest	$1,577,681	$1,266,384	$1,549,957	$1,244,237

Total net charge-offs as a percentage of annual average managed credit card loans	1.65%	1.83%	1.76%	1.81%

Retained Interests:

Retained interests in securitized loans consisted of the following at the periods ended:

	June 30, 2007	December 30, 2006	July 1, 2006

Cash reserve account	$10,076	$9,638	$18,379
Interest-only strips	24,978	24,473	17,360
Class B securities	5,037	4,922	2,233

	$40,091	$39,033	$37,972

4.        DEBT

On June 15, 2007, the Company issued and sold $60,000 aggregate principal amount of 6.08% senior unsecured notes pursuant to a supplement to the Company’s February 2006 debt issuance of $215,000. The notes mature on June 15, 2017, and interest on the notes is payable semi-annually.  These notes contain the same default provisions and covenants as those pertaining to the February 2006 debt issuance, including limitations on indebtedness and financial covenants relating to net worth and fixed charges.

The Company has a credit agreement that provides for a $325,000 unsecured revolving credit facility that expires on June 30, 2010.  The credit facility may be increased to $450,000 upon request of the Company and the consent of the banks party to the credit agreement. The credit agreement permits the issuance of up to $150,000 in letters of credit and standby letters of credit, the nominal amount of which are applied against the overall credit limit available under the credit facility. There was no principal amount outstanding as of June 30, 2007, under this credit agreement.  The weighted average interest rate for borrowings on the line of credit was 6.14% during the six months ended June 30, 2007.  Letters of credit and standby letters of credit totaling $105,363 were outstanding at June 30, 2007.  In addition, at June 30, 2007, the Company had an obligation under its open account document instructions program to pay $3,592 to participating vendors.

The Company had $215,000 in unsecured notes outstanding at June 30, 2007, with principal payable in full February 2016 and interest payable semiannually at a rate of 5.99%.  At June 30, 2007, the Company had $75,000 in senior unsecured notes outstanding with a fixed interest rate of 4.95% payable semi-annually.  These senior notes have principal payable in annual installments of $25,000 and are due September 2009.

At June 30, 2007, the Company was in compliance with all financial covenants under its credit agreement and unsecured notes.

The Company is party to inventory financing agreements that allow certain vendors providing boat and all terrain vehicle merchandise to give the Company extended payment terms.  The vendors are responsible for all interest payments for the financing period and the financing company holds a security interest in the specific inventory held by the Company.  The Company’s revolving credit facility limits this security interest to $20,000.  The Company records this merchandise in inventory with an offsetting liability in accounts payable in the consolidated balance sheets.  The loans and payments are reflected in the financing lines of credit in the Company’s consolidated cash flow statements.  The extended payment terms to the vendor do not exceed one year.  The outstanding liability was $3,074 at June 30, 2007.

WFB has an unsecured federal funds purchase agreement with a financial institution.  The maximum amount that can be borrowed is $25,000.  WFB also has an unsecured federal funds purchase agreement with another financial institution.  The maximum amount that can be borrowed is $60,000.  There were no amounts outstanding as of June 30, 2007, under these agreements.

WFB entered into a credit agreement on June 21, 2007, for a $50,000 variable funding facility.  This facility is secured by a participation interest in the transferor’s interest of the Cabela’s Master Credit Card Trust.  The facility limit may be increased to $75,000 with 30 days prior written notice.  As of June 30, 2007, $27,000 was outstanding under the facility. The facility carries a liquidity fee of 0.15% on the outstanding commitment and a program fee of 0.10% on the principal amount outstanding. The interest rate on the facility is based upon the interest rate for commercial paper issued by the lender and was 5.36% at June 30, 2007. The weighted average interest rate was 5.35% during the nine days ended June 30, 2007. The credit agreement expires on June 20, 2008.

5.        EARNINGS PER SHARE

Basic earnings per share (“EPS”) is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period.  Diluted EPS is computed by dividing net income by the sum of the weighted average number of shares outstanding plus all additional common shares that would have been outstanding if potentially dilutive common share equivalents had been issued.  For the fiscal 2006 periods, options exercised prior to vesting have not been considered in the basic EPS calculation, but are considered in the computation of diluted EPS.

The following table reconciles the number of shares utilized in the EPS calculations for the periods presented.

	Three months ended		Six months ended
	June 30, 2007	July 1, 2006	June 30, 2007	July 1, 2006
Weighted average number of shares:
Common shares - basic	65,782,822	65,201,266	65,639,217	65,135,553
Effect of incremental dilutive securities:
Stock options and employee stock purchase plan shares	1,328,976	1,199,892	1,612,491	1,287,361

Common shares - diluted	67,111,798	66,401,158	67,251,708	66,422,914

Options outstand considered anti-dilutive	4,000	2,169,236	4,000	2,169,236

6.        STOCKHOLDERS’ EQUITY AND DIVIDEND RESTRICTIONS

The most significant restrictions on the payment of dividends to stockholders are the covenants in the Company’s credit agreement and unsecured senior notes purchase agreements.  As of June 30, 2007, the Company had unrestricted retained earnings totaling $99,471 available for dividends to stockholders. However, the Company has never declared or paid any cash dividends on its common stock and does not anticipate paying any cash dividends in the foreseeable future.  Nebraska banking laws also govern the amount of dividends that WFB can pay to the Company.

7.        COMPREHENSIVE INCOME

The components of comprehensive income and related tax effects were as follows for the periods presented.

	Three months ended		Six months ended
	June 30, 2007	July 1, 2006	June 30, 2007	July 1, 2006

Net income	$11,264	$8,356	$18,406	$17,439

Changes in net unrealized holding losses on marketable securities, net of tax benefits of $(534), $(91), $(683) and $(361)	(890)	(157)	(1,138)	(633)

Less adjustment for net losses on marketable securities included in net income, net of tax benefits of $--, $5, $-- and $9	--	9	--	15
	(890)	(148)	(1,138)	(618)
Changes in net unrealized holding gains on derivatives designated as cash flow hedges, net of tax of $11, $5, $25 and $12	18	8	42	20

Less adjustment for reclassification of derivatives included in net income, net of tax of $(15), $(2), $(19) and $(4)	(25)	(4)	(31)	(7)
	(7)	4	11	13

Comprehensive income	$10,367	$8,212	$17,279	$16,834

8.        COMMITMENTS AND CONTINGENCIES

The Company leases various buildings, computer equipment, signs and storage space under operating leases, which expire on various dates through 2026. Rent expense on these leases as well as other month to month rentals was $2,741 and $5,495 for the three and six months ended June 30, 2007, respectively, and $1,139 and $2,414 for the three and six months ended July 1, 2006, respectively.

The following is a schedule of future minimum rental payments under operating leases as of June 30, 2007:

For the six months ended December 29, 2007	$3,475
For fiscal year:
2008	3,219
2009	2,175
2010	1,976
2011	1,997
2012	2,017
Thereafter	27,486

$42,345

Certain leases include tenant allowances that will be amortized over the life of the lease. During the six months ended June 30, 2007, the Company received $11,000 in tenant allowances.  The Company expects to receive an additional $6,000 in tenant allowances during the last half of 2007 and approximately $25,700 in 2008.

The Company has entered into real estate purchase, construction and/or economic development agreements for various future destination retail store site locations. At June 30, 2007, the Company had cash commitments totaling $195,000 for the remainder of fiscal 2007 and $115,000 for fiscal 2008 for estimated capital expenditures and the purchase of future economic development bonds in connection with the construction and development of new destination retail stores.

Under various grant programs, state or local governments provide funding for certain costs associated with developing and opening a new destination retail store. The Company generally receives grant funding in exchange for commitments, such as assurance of agreed employment and wage levels at the destination retail store or that the destination retail store will remain open, made by the Company to the state or local government providing the funding. As of June 30, 2007, the total amount of grant funding subject to a specific contractual remedy was $13,303.

WFB enters into financial instruments with off-balance sheet risk in the normal course of business through the origination of unsecured credit card loans. These financial instruments consisted of commitments to extend credit totaling $10,471,228 and $9,528,456 at June 30, 2007, and December 30, 2006, respectively, and are in addition to existing balances a cardholder would have had with WFB at such dates.  These instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the consolidated balance sheets.  The principal amounts of these instruments reflect the maximum exposure WFB has in the instruments. WFB has not experienced, and does not anticipate, all of its cardholders exercising their entire available line of credit at any given point in time. WFB has the right to reduce or cancel these available lines of credit at any time.

Litigation – The Company is engaged in various legal actions arising in the ordinary course of business. The subject matter of these proceedings primarily includes commercial disputes, employment issues and product liability lawsuits.  After taking into consideration legal counsels’ evaluation of such actions, management is of the opinion that the ultimate outcome will not have a material adverse effect on the Company’s financial position, results of operations or liquidity.

Self-Insurance – The Company is self-insured for health claims up to $300 per individual. The Company’s liability for health claims submitted and for claims incurred but not yet reported totaled $3,370, $3,934 and $3,931 at June 30, 2007, December 30, 2006, and July 1, 2006, respectively.

The Company is also self-insured for workers’ compensation claims up to $500 per individual. The Company’s liability for workers’ compensation claims submitted and for claims incurred but not yet reported totaled $3,623, $3,843 and $2,877 at June 30, 2007, December 30, 2006, and July 1, 2006, respectively.

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

Results by business segment are presented in the following table for the three and six months ended June 30, 2007, and July 1, 2006, respectively:

Three months ended June 30, 2007	Direct	Retail	Financial Services	Corporate Overhead and Other	Total

Revenue from external	$203,487	$199,029	$41,166	$7,517	$451,199
Revenue (loss) from internal	374	534	(152)	(756)	-
Total revenue	203,861	199,563	41,014	6,761	451,199

Operating income (loss)	33,966	22,108	8,833	(44,655)	20,252
As a % of revenue	16.7%	11.1%	21.5%	N/A	4.5%

Depreciation and amortization	1,119	6,645	268	5,759	13,791
Assets	422,959	758,521	338,437	290,782	1,810,699

Three months ended July 1, 2006	Direct	Retail	Financial Services	Corporate Overhead and Other	Total

Revenue from external	$194,658	$150,969	$33,172	$8,464	$387,263
Revenue (loss) from internal	351	480	(152)	(679)	-
Total revenue	195,009	151,449	33,020	7,785	387,263

Operating income (loss)	28,689	16,504	7,091	(37,739)	14,545
As a % of revenue	14.7%	10.9%	21.5%	N/A	3.8%

Depreciation and amortization	1,103	4,205	221	4,986	10,515
Assets	390,752	528,310	248,910	359,970	1,527,942

Six months ended June 30, 2007	Direct	Retail	Financial Services	Corporate Overhead and Other	Total

Revenue from external	$441,029	$383,276	$77,050	$11,935	$913,290
Revenue (loss) from internal	717	1,041	(302)	(1,456)	-
Total revenue	441,746	384,317	76,748	10,479	913,290

Operating income (loss)	66,459	39,463	17,392	(90,671)	32,643
As a % of revenue	15.0%	10.3%	22.7%	N/A	3.6%

Depreciation and amortization	2,127	12,778	532	11,607	27,044
Assets	422,959	758,521	338,437	290,782	1,810,699

Six months ended July 1, 2006	Direct	Retail	Financial Services	Corporate Overhead and Other	Total

Revenue from external	$423,103	$295,894	$61,856	$11,215	$792,068
Revenue (loss) from internal	777	898	(302)	(1,373)	-
Total revenue	423,880	296,792	61,554	9,842	792,068

Operating income (loss)	61,693	29,240	14,126	(76,311)	28,748
As a % of revenue	14.6%	9.9%	22.9%	N/A	3.6%

Depreciation and amortization	2,234	8,417	441	9,542	20,634
Assets	390,752	528,310	248,910	359,970	1,527,942

The components and amounts of net revenue for the Financial Services segment were as follows for the periods presented:

	Three months ended		Six months ended
	June 30, 2007	July 1, 2006	June 30, 2007	July 1, 2006

Interest and fee income, net of provision for loan losses	$6,334	$4,503	$11,094	$10,988

Interest expense	(1,205)	(1,174)	(2,445)	(2,301)
Net interest income, net of provision for loan losses	5,129	3,329	8,649	8,687

Non-interest income:
Securitization income	50,026	42,061	93,636	75,780
Other non-interest income	11,308	9,370	22,480	18,081
Total non-interest income	61,334	51,431	116,116	93,861
Less: Customer rewards costs	(25,449)	(21,740)	(48,017)	(40,994)
Financial Services revenue	$41,014	$33,020	$76,748	$61,554

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

10.        SUPPLEMENTAL CASH FLOW INFORMATION AND OTHER INFORMATION

The following table sets forth non-cash financing and investing activities and other cash flow information for the periods presented.

	June 30, 2007	July 1, 2006
Non-cash financing and investing activities:
Unpaid purchases of property and equipment included in accounts payable(1)	$47,398	$40,612
Capital lease obligations	202	5,649
Recording liabilities for unrecognized tax benefits and related interest expense as a reduction of beginning retained earnings on initial adoption of FIN 48	1,755	--

	Six months ended
	June 30, 2007	July 1, 2006
Other cash flow information:
Interest paid, net of capitalized interest of $383 and $149	$11,513	$5,929
Income taxes, net	31,030	30,846

(1)
Amounts reported as unpaid purchases are recorded as cash outflows from investing activities for purchases of property and equipment in the consolidated statements of cash flows in the period they are paid.

During the three months ended June 30, 2007, the assets of the Company’s hotel operation in Sidney, Nebraska, were sold resulting in a pre-tax gain of $1,236 (or approximately $772 after-tax, or $0.01 per diluted share).  The gain on sale is classified in the Other Income section of the Company’s condensed consolidated statements of income.

11.        STOCK OPTION PLANS

In March 2004, the Company adopted the Cabela’s Incorporated 2004 Stock Plan (the “2004 Plan”). The 2004 Plan provides for the grant of non-qualified stock options, incentive stock options, stock appreciation rights, restricted stock, restricted stock units and other stock-based awards to employees, directors and consultants. On May 15, 2007, the Company’s shareholders approved certain amendments to the 2004 Plan, including an amendment to increase the number of shares authorized for issuance by 3,500,000 shares.  As of June 30, 2007, a maximum of 6,252,500 shares of the Company’s common stock, subject to adjustment in the event of a stock split, consolidation or stock dividend, may be subject to awards under the 2004 Plan. On May 15, 2007, the Company granted 1,035,500 options to employees at an exercise price of $22.37 per share.  These options vest over three years and have an eight-year term.  On May 16, 2007, the Company granted 10,000 options to its non-employee directors at an exercise price of $22.32 per share.  These options vest on the first anniversary of the grant date and have a ten-year term.  As of June 30, 2007, there were 3,633,639 shares subject to options and 2,493,934 shares authorized and available for grant under the 2004 Plan.

The Company has an Employee Stock Purchase Plan (the “ESPP”) under which shares of common stock are available to be purchased by the Company’s employees.  The maximum number of shares of common stock available for issuance under the ESPP is 1,835,000, subject to adjustment in the event of a stock split, consolidation or stock dividend.  During the three and six months ended June 30, 2007, 44,972 shares and 66,800 shares, respectively, were issued under the ESPP.  As of June 30, 2007, 1,512,082 shares were authorized and available for issuance.  Since inception of the ESPP, there have been 91,861 shares issued under market purchases rather than as new issuances.  The Company intends to utilize market purchases whenever possible.

The Company’s 1997 Stock Option Plan (the “1997 Plan”) provided for the granting of incentive stock options and nonqualified stock options to purchase shares of the Company’s common stock to officers, directors and key employees.  As of June 30, 2007, there were 1,800,262 shares subject to options under the 1997 Plan and no shares available for grant.

As of June 30, 2007, the Company’s total unrecognized deferred share-based compensation balance for unvested shares, net of expected forfeitures, was approximately $9,037 net of tax, which is expected to be amortized over a weighted average period of 4.0 years.

The Company’s consolidated net income for the three and six months ended June 30, 2007, includes share-based compensation expense of $1,259 ($787 after-tax, or $0.01 per diluted share) and $2,115 ($1,322 after-tax, or $0.02 per diluted share), respectively, compared to $831 ($526 after-tax, or $0.01 per diluted share) and $1,634 ($1,034 after-tax, or $0.02 per diluted share) for the comparable fiscal 2006 periods.  This share-based compensation expense is recorded as a component of selling, general and administrative expenses in the condensed consolidated statements of income.

There were 416,683 options exercised during the six months ended June 30, 2007. The aggregate intrinsic value of awards exercised was $7,252 during the six months ended June 30, 2007, compared to $2,799 during the six months ended July 1, 2006.  At June 30, 2007, based on the Company’s closing stock price of $22.13 per share, a total of 2,504,054 awards were in-the-money and exercisable.

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

In February 2007, the FASB issued FAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115 (“FAS 159”).  This statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective of FAS 159 is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. Most of the provisions of this statement apply only to entities that elect the fair value option. However, the amendment to FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities, applies to all entities with available-for-sale and trading securities.  FAS 159 permits entities to make an irrevocable election to carry almost any financial instrument at fair value.  Upon adoption of FAS 159, when an entity elects to apply the fair value option to specific items, the entity reports the difference between the carrying value and the fair value of the items as a cumulative-effect adjustment to the opening balance of retained earnings.  A business entity will report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. FAS 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007, or beginning in fiscal 2008 for the Company.  Management is evaluating the impact of this statement to the Company but does not believe that the adoption of the provisions of this statement will have a material effect on the Company’s financial position, liquidity or results of operations.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

This report contains “forward-looking statements” that are based on our beliefs, assumptions and expectations of future events, taking into account the information currently available to us.  All statements other than statements of current or historical fact contained in this report are forward-looking statements within the meaning of the Private Securities Litigation Reform Act.  The words “believe,” “may,” “should,” “anticipate,” “estimate,” “expect,” “intend,” “objective,” “seek,” “plan,” and similar statements are intended to identify forward-looking statements.  Forward-looking statements involve risks and uncertainties that may cause our actual results, performance or financial condition to differ materially from the expectations of future results, performance or financial condition we express or imply in any forward-looking statements.  These risks and uncertainties include, but are not limited to:  the ability to negotiate favorable purchase, lease and/or economic development arrangements for new destination retail store locations; expansion into new markets; market saturation due to new destination retail store openings; the acceleration of new destination retail store openings; the rate of growth of general and administrative expenses associated with building a strengthened corporate infrastructure to support our growth initiatives; increasing competition in the outdoor segment of the sporting goods industry; the cost of our products; supply and delivery shortages or interruptions caused by system changes or other factors; adverse weather conditions, unseasonal weather conditions which impact the demand for our products; fluctuations in operating results; adverse economic conditions causing a decline in discretionary consumer spending; the cost of fuel increasing; delays in road construction and/or traffic planning around our new destination retail stores; road construction around our existing destination retail stores; labor shortages or increased labor costs; changes in consumer preferences and demographic trends; increased government regulation; inadequate protection of our intellectual property; decreased interchange fees received by our financial services business as a result of credit card industry litigation; other factors that we may not have currently identified or quantified; and other risks, relevant factors and uncertainties identified in our filings with the SEC (including the information set forth in the “Risk Factors” section of our Annual Report on Form 10-K for the fiscal year ended December 30, 2006 (our “2006 Form 10-K”), and in Part II, Item 1A of our Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2007), which filings are available at the SEC’s website at www.sec.gov.  Given the risks and uncertainties surrounding forward-looking statements, you should not place undue reliance on these statements.  Our forward-looking statements speak only as of the date of this report.  Other than as required by law, we undertake no obligation to update or revise forward-looking statements, whether as a result of new information, future events or otherwise.

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

Except for our accounting policy on inventories, our critical accounting policies and use of estimates utilized in the preparation of the condensed consolidated financial statements as of June 30, 2007, remain unchanged from December 30, 2006.  Effective December 31, 2006, we elected to change our method of valuing inventories from the last-in, first-out (“LIFO”) method to the first-in, first-out (“FIFO”) method.  See Note 2 “Change in Accounting Principles” for additional information on this change in methodology.  The effect of this change in accounting principle for the three and six months ended June 30, 2007, and July 1, 2006, was not material.  Our accounting policy on inventories effective the beginning of fiscal 2007 is described in the following paragraph.  Our remaining critical accounting policies are discussed in our 2006 Form 10-K, as filed with the SEC, and should be read in conjunction with the annual consolidated financial statements and notes thereto.

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

We estimate a provision for shrink based on historical cycle count adjustments and periodic physical inventories. These estimates may vary significantly due to a variety of internal and external factors. The allowance for damaged goods from returns is estimated based on historical experience. Most items that are returned and slightly damaged are sent to our Retail segment, marked down and sold. We also reserve our inventory for obsolete or slow moving inventory based on inventory performance reports and, in certain cases, by specific identification of slow moving or obsolete inventory. The inventory is grouped and analyzed in various categories.  All categories that are subject to obsolescence are reserved for based upon management’s estimates, which estimates reflect past experience and management’s assessment of future merchandising trends. Our most fashion-sensitive categories of merchandise are apparel and footwear. However, a significant percentage of our inventory has a low fashion component, such as hunting, camping, and fishing gear. Slow moving inventory is marked down and sold primarily in the ‘Bargain Cave’ section of our merchandising business.

Overview

We are the world’s largest direct marketer, and a leading specialty retailer, of hunting, fishing, camping and related outdoor merchandise.  We serve people who enjoy the outdoor lifestyle through our well-established direct business and our growing number of destination retail stores.  Additionally, we benefit from our credit card operation that strategically supports our merchandising business by reinforcing our brand and increasing customer loyalty.  We report our business operations in the following segments:

●	Direct - consisting of our catalogs and websites;

●	Retail - consisting of our destination retail stores;

●	Financial Services - consisting of our credit card business managed and administered by our wholly-owned bank subsidiary, World’s Foremost Bank; and

●	Corporate Overhead and Other - consisting of corporate and other expenses, aggregated non-merchandising outfitter services and our real estate sales.

In the following discussion, where we refer to our “merchandising business” we mean our Direct and Retail segment operations, collectively.  Where we make reference to our “bank,” we are referring to the operations of our Financial Services segment; and where we refer to “corporate overhead” or our “other” segment we mean corporate and other expenses and operations pertaining to our Other segment (non-merchandising outfitter services and real estate sales), respectively.

Net income for the three months ended June 30, 2007, was $11.3 million, or $0.17 per diluted share, compared to net income of $8.4 million, or $0.13 per diluted share, for the three months ended July 1, 2006.  For the six months ended June 30, 2007, net income was $18.4 million, or $0.27 per diluted share, compared to net income of $17.4 million, or $0.26 per diluted share, for the six months ended July 1, 2006.  In the second quarter of fiscal 2007, we sold the assets of our hotel operation in Sidney, Nebraska, resulting in a pre-tax gain of $1.2 million ($0.8 million after-tax, or $0.01 per diluted share).  The gain on sale is classified in the Other Income section of our condensed consolidated statements of income.

We continue to focus our efforts on expanding our merchandising business, increasing exposure to our loyalty programs, increasing comparable store sales, improving our operating margin and enhancing our systems.  Total revenue increased $63.9 million, or 16.5%, to $451.2 million for the three months ended June 30, 2007, compared to $387.3 million for the three months ended July 1, 2006.  For the six months ended June 30, 2007, total revenue increased $121.2 million, or 15.3%, to $913.3 million, compared to $792.1 million for the six months ended July 1, 2006.

Our three main business segments – Retail, Direct and Financial Services – continued to show significant revenue increases for the three and six months ended June 30, 2007, compared to the respective periods of fiscal 2006.  Retail revenue increased primarily due to our four new destination retail stores that opened in the last half of fiscal 2006 and our Hazelwood, Missouri, store that opened in April 2007.  Retail revenue growth was slightly impacted by decreases in comparable store sales of 0.8% for both the three and six months ended June 30, 2007, compared to the fiscal 2006 periods.  Initiatives to expand our Direct business also resulted in increased revenue for the fiscal 2007 periods compared to the respective periods of fiscal 2006. Increases in Financial Services revenue primarily resulted from growth in active credit card accounts.

Our operating margin increased to 4.5% for the three months ended June 30, 2007, compared to 3.8% for the three months ended July 1, 2006.  Our operating margin was 3.6% for both the six months ended June 30, 2007, and July 1, 2006.  Our operating margins for our Direct and Retail segments increased for the three and six months ended June 30, 2007, compared to the respective fiscal 2006 periods reflecting our emphasis on controlling costs and improving efficiencies while continuing our merchandise business expansion.

Corporate overhead operating expenses increased during the three- and six-month fiscal 2007 periods compared to the fiscal 2006 periods.  This increase in corporate overhead was primarily due to (i) increased salaries and benefits due to more employees in our distribution centers compared to 2006, (ii) a higher bonus accrual comparing the respective periods and (iii) increased depreciation expense associated with system upgrades that were not in service in the fiscal 2006 periods.

Beginning in fiscal 2007, we changed the targets and criteria used to measure performance under our short-term cash incentive plan.  For most participants in fiscal 2007, each target cash bonus opportunity will be based upon the achievement of corporate financial objectives as well as upon the achievement of pre-established individual performance goals.  Estimating the overall achievement of these goals for all participants results in a higher accrual and expense totaling approximately $1.9 million and $4.6 million, respectively, for the three and six months ended June 30, 2007, compared to the fiscal 2006 periods.  The expense related to this bonus plan is reflected in the Corporate Overhead and Other operating segment.  Expressed as a percentage of revenue, we expect the bonus expense for the third and fourth quarters of fiscal 2007 to be lower compared to the respective fiscal 2006 quarters.

Retail Store Expansion

At the end of fiscal 2006, we operated 18 destination retail stores.  In April 2007, we opened a destination retail store in Hazelwood, Missouri.  For fiscal 2007, we plan to open a total of eight destination retail stores, which will increase our total retail square footage by approximately 1.3 million square feet, or 48.3%, bringing our total retail store square footage to approximately 4.0 million square feet at the end of 2007.  The remaining seven destination retail stores announced for openings in 2007 are Hoffman Estates, Illinois; East Hartford, Connecticut; Gonzales, Louisiana; Hammond, Indiana; Reno, Nevada; Post Falls, Idaho; and Lacey, Washington.

We have also announced plans for retail stores to be opened in Rapid City, South Dakota; Wheat Ridge, Colorado; East Rutherford, New Jersey; Adairsville, Georgia; Greenwood, Indiana; Scarborough, Maine and Montreal, Canada. We have identified many locations that may be suitable for new destination retail stores as part of our retail expansion strategy. We are beginning to locate our stores closer to more densely populated areas, and we believe that smaller-format destination retail stores provide more opportunities to facilitate faster retail expansion. Our new store development model will be more adaptable to different regional markets, provide a more cost-effective layout of product merchandise and also make each store a unique destination tailored to its region in terms of both product offerings and store features that our customers have come to expect.  Through our extensive customer database generated by our Direct business and additional demographic and competitive research, we can identify geographic areas with a high concentration of customers that represent potential new markets for our destination retail stores. We believe there are many additional markets throughout North America that could potentially support one of our destination retail stores. We also believe that our customer database gives us a competitive advantage in tailoring product offerings in each of our destination retail stores to reflect our customers' regional preferences.

We had previously announced that beginning in January 2008 we would incorporate certain customer service enhancements in our destination retail stores.  We have moved up our execution date for these changes and, beginning in the fourth quarter of fiscal 2007, we will begin incorporating customer service enhancements into certain of our existing destination retail stores that are designed to increase customer convenience, purchasing and delivery options.  We expect that these enhancements will be available in most existing destination retail stores in early 2008 and in all future destination retail stores.  These enhancements are expected to include Internet kiosks, catalog order desks and in-store pick-up areas for catalog and Internet purchases.  Because these enhancements will cause our Direct business to establish nexus in the states where retail stores incorporating the enhancements are located, we will begin collecting and remitting sales taxes on Direct business sales to customers located in these states when the enhancements are implemented.

Significant amounts of cash will be needed in order to open new destination retail stores. Depending upon the location and a variety of other factors, including store size and the amount of infrastructure improvements necessary, and based upon our prior experience, opening a single destination retail store generally requires expenditures in the range of $25.0 million to $60.0 million.  This amount includes the cost of real estate, site work, infrastructure improvements such as utilities and roads, buildings, equipment, fixtures (including taxidermy) and inventory.

Results of Operations

Our second fiscal quarter ended on the Saturday closest to June 30.  The three months ended June 30, 2007, and July 1, 2006, each consisted of 13 weeks, and the six months ended June 30, 2007, and July 1, 2006, each consisted of 26 weeks.  Our operating results expressed as a percentage of revenue were as follows for the periods presented.

	Three months ended		Six months ended
	June 30, 2007	July 1, 2006	June 30, 2007	July 1, 2006

Revenue	100.00%	100.00%	100.00%	100.00%
Cost of revenue	57.65%	59.27%	58.92%	59.57%
Gross profit ( exclusive of depreciation and amortization)	42.35%	40.73%	41.08%	40.43%

Selling, general and administrative expenses	37.86%	36.97%	37.50%	36.80%
Operating income	4.49%	3.76%	3.58%	3.63%
Other income (expense):
Interest income	0.09%	0.24%	0.18%	0.17%
Interest expense	(1.07)%	(1.24)%	(1.04)%	(1.03)%
Other income (net)	0.48%	0.68%	0.48%	0.71%
Total other income (expense)	(0.50)%	(0.32)%	(0.38)%	(0.15)%
Income before provision for income taxes	3.99%	3.44%	3.20%	3.48%
Provision for income taxes	1.49%	1.28%	1.18%	1.28%
Net income	2.50%	2.16%	2.02%	2.20%

Segment Information

The following table sets forth the revenue and operating income of each of our segments for the periods presented.

	Three months ended		Six months ended
(Dollars in Thousands)	June 30, 2007	July 1, 2006	June 30, 2007	July 1, 2006

Direct revenue	$203,861	$195,009	$441,746	$423,880
Retail revenue	199,563	151,449	384,317	296,792
Financial Services revenue	41,014	33,020	76,748	61,554
Other revenue	6,761	7,785	10,479	9,842
Total revenue	$451,199	$387,263	$913,290	$792,068

Direct operating income	$33,966	$28,689	$66,459	$61,693
Retail operating income	22,108	16,504	39,463	29,240
Financial Services operating income	8,833	7,091	17,392	14,126
Other operating income (loss)	(44,655)	(37,739)	(90,671)	(76,311)
Total operating income	$20,252	$14,545	$32,643	$28,748

As a Percentage of Total Revenue:
Direct revenue	45.2%	50.4%	48.4%	53.5%
Retail revenue	44.2%	39.1%	42.1%	37.5%
Financial Services revenue	9.1%	8.5%	8.4%	7.8%
Other revenue	1.5%	2.0%	1.1%	1.2%
Total revenue	100.0%	100.0%	100.0%	100.0%

As a Percentage of Segment Revenue:
Direct operating income	16.7%	14.7%	15.0%	14.6%
Retail operating income	11.1%	10.9%	10.3%	9.9%
Financial Services operating income	21.5%	21.5%	22.7%	22.9%
Total operating income (1)	4.5%	3.8%	3.6%	3.6%

(1)	The percentage of total operating income is a percentage of total consolidated revenue.

Three Months Ended June 30, 2007, Compared to Three Months Ended July 1, 2006

Revenue

Total revenue increased $63.9 million, or 16.5%, to $451.2 million for the three months ended June 30, 2007, compared to $387.3 million for the three months ended July 1, 2006, due to revenue growth in our Direct, Retail and Financial Services segments.

Direct Revenue.  Direct revenue includes sales from orders placed over the phone, by mail and through our website and includes customer shipping charges.  Direct revenue increased $8.9 million, or 4.5%, to $203.9 million for the three months ended June 30, 2007, from $195.0 million for the 2006 second quarter. Internet visits increased 28.3% in the three months ended June 30, 2007, compared to the three months ended July 1, 2006, as we continue to focus our efforts on utilizing marketing programs and search optimization programs to increase traffic to our website. The general product category that contributed the largest dollar volume increase to our Direct revenue for the three months ended June 30, 2007, compared to the fiscal 2006 second quarter was camping.

Retail Revenue.  Retail revenue includes all sales at our destination retail stores.  Retail revenue increased $48.1 million, or 31.8%, to $199.6 million for the three months ended June 30, 2007, compared to $151.5 million for the three months ended July 1, 2006, due to new store sales of $49.3 million.  In April 2007, we opened a destination retail store in Hazelwood, Missouri, and we opened four new stores in the last half of fiscal 2006.  These new store sales were partially offset by a slight decrease in comparable store sales of $1.1 million, or 0.8%, compared to the fiscal 2006 second quarter.  A store is included in our comparable store sales base on the first day of the month following the fifteen month anniversary of its opening or expansion by greater than 25% of total square footage.  The general product category that contributed the largest dollar volume increase to our Retail revenue growth for the three months ended June 30, 2007, compared to the three months ended July 1, 2006, was hunting equipment.

Financial Services Revenue.  Financial Services revenue includes securitization income, interest income and interchange and other fees net of reward program costs, interest expense, and credit losses from our credit card operations.  On a generally accepted accounting principles (“GAAP”) basis, Financial Services revenue increased $8.0 million, or 24.2%, to $41.0 million for the three months ended June 30, 2007, from $33.0 million for the three months ended July 1, 2006.

For credit card loans securitized and sold, the loans are removed from our consolidated balance sheet and the net earnings on these securitized assets after paying outside investors are reflected as a component of our securitization income on a GAAP basis. The following table summarizes the results of our Financial Services segment for the three and six months ended June 30, 2007, and July 1, 2006, on a GAAP basis with interest and fee income, interest expense and provision for loan losses for the credit card loans receivable we own reported in net interest income. Non-interest income on a GAAP basis includes servicing income, gains on sales of loans and income recognized on our retained interests, as well as interchange income on the entire managed portfolio.

Financial Services Revenue as Reported on a GAAP Basis:	Three months ended		Six months ended
	June 30, 2007	July 1, 2006	June 30, 2007	July 1, 2006

Interest and fee income, net of provision for loan losses	$6,334	$4,503	$11,094	$10,988

Interest expense	(1,205)	(1,174)	(2,445)	(2,301)
Net interest income, net of provision for loan losses	5,129	3,329	8,649	8,687

Non-interest income:
Securitization income (1)	50,026	42,061	93,636	75,780
Other non-interest income	11,308	9,370	22,480	18,081
Total non-interest income	61,334	51,431	116,116	93,861
Less: Customer rewards costs	(25,449)	(21,740)	(48,017)	(40,994)

Financial Services revenue	$41,014	$33,020	$76,748	$61,554

(1)
Includes pre-tax gains on sale of credit card loans of $4.3 million and $4.6 million for the three months ended June 30, 2007, and July 1, 2006, respectively, and $11.8 million and $8.7 million for the six months ended June 30, 2007, and July 1, 2006, respectively.

In addition, we measure the results of our Financial Services business on a non-GAAP managed basis as presented in the following table labeled Managed Financial Services Revenue on a non-GAAP Basis. Interest income measured on a non-GAAP managed basis increased $10.2 million for the three months ended June 30, 2007, compared to the fiscal 2006 second quarter. The increase in interest income was due to the increase in managed accounts and an increase in interest rates. Interchange income, net of rewards costs, increased $3.4 million. Interchange income was driven by net purchases, which increased 20.3%, but was partially offset by an increase in customer rewards costs of 17.1%. The net increases in interest income and interchange income were partially offset by an increase in interest expense of $4.3 million due to increases in securitized credit card loans, borrowings and interest rates. Compared to the three months ended July 1, 2006, the number of average active accounts increased by 15.8% to 953,150 and the average balance per active account grew by 7.2% to approximately $1,686.

Our managed credit card loans represent credit card loans receivable we own plus securitized credit card loans. Since the financial performance of the managed portfolio has a significant impact on the earnings we will receive from servicing the portfolio, we believe the following table on a managed basis is important information to analyze our revenue in the Financial Services segment. This non-GAAP presentation reflects the financial performance of the credit card loans receivable we own plus those that have been sold for the three and six months ended June 30, 2007, and July 1, 2006, and includes the effect of recording the retained interest at fair value. Interest income, interchange income (net of customer rewards) and fee income on both the owned and securitized portfolio are recorded in their respective line items. Interest paid to outside investors on the securitized credit card loans is included with other interest costs and included in interest expense. Credit losses on the entire managed portfolio are included in provision for loan losses. Although our consolidated financial statements are not presented in this manner, management reviews the performance of its managed portfolio in order to evaluate the effectiveness of its origination and collection activities, which ultimately affects the income we will receive for servicing the portfolio. The securitization of credit card loans primarily converts interest income, interchange income, credit card fees, credit losses and other income and expense related to the securitized loans into securitization income.

Managed Financial Services Revenue on a non-GAAP Basis:	Three months ended		Six months ended
(Dollars in Thousands)	June 30, 2007	July 1, 2006	June 30, 2007	July 1, 2006

Interest income	$43,738	$33,549	$87,545	$66,463
Interchange income, net of customer rewards costs	16,285	12,889	29,750	23,993
Other fee income	6,039	5,310	12,077	10,473
Interest expense	(19,551)	(15,300)	(38,411)	(29,327)
Provision for loan losses	(7,110)	(6,050)	(14,443)	(11,912)
Other	1,613	2,622	230	1,864
Managed Financial Services revenue	$41,014	$33,020	$76,748	$61,554

As a Percentage of Average Managed Credit Card Loans
Managed Financial Services Revenue:
Interest income	10.9%	10.4%	11.1%	10.4%
Interchange income, net of customer rewards costs	4.1%	4.0%	3.8%	3.8%
Other fee income	1.5%	1.6%	1.5%	1.6%
Interest expense	(4.9)%	(4.7)%	(4.9)%	(4.6)%
Provision for loan losses	(1.8)%	(1.9)%	(1.8)%	(1.9)%
Other	0.4%	0.8%	0.0%	0.4%
Managed Financial Services revenue	10.2%	10.2%	9.7%	9.7%

Average reported credit card loans	$140,609	$127,638	$141,021	$125,262
Average managed credit card loans	$1,606,616	$1,295,131	$1,583,918	$1,274,653

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

Gross profit increased $33.4 million, or 21.1%, to $191.1 million for the three months ended June 30, 2007, from $157.7 million for the three months ended July 1, 2006.  Gross profit as a percentage of revenue increased 170 basis points to 42.4% for the three months ended June 30, 2007, from 40.7% for the three months ended July 1,

2006.  The 170 basis points increase in gross profit as a percentage of revenue was due to a 130 basis point increase in the gross profit of our merchandising business as a percentage of merchandising revenue as well as an increase in our Financial Services revenue, which does not have any corresponding increase in cost of revenue.

Merchandising Business. The gross profit of our merchandising business increased $25.0 million, or 20.8%, to $145.0 million for the three months ended June 30, 2007, from $120.0 million for the three months ended July 1, 2006. The gross profit of our merchandising business increased 130 basis points as a percentage of merchandise revenue to 35.9% for the three months ended June 30, 2007, compared to 34.6% for the three months ended July 1, 2006. This increase in our merchandising gross profit over the fiscal 2006 quarter was primarily attributable to improvements in merchandising practices and to improved operations which have helped reduce our inventory shrink as well as our obsolete and slow moving inventory levels.  In addition, our shipping margin - the shipping income we collect less the cost we pay to ship merchandise to our customers - increased by $1.5 million, or 0.4% of merchandise revenue.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses include directly identifiable operating costs and other expenses, as well as depreciation and amortization.  SG&A expenses on a consolidated basis increased $27.7 million, or 19.3%, to $170.9 million for the three months ended June 30, 2007, from $143.2 million for the three months ended July 1, 2006. SG&A expenses were 37.9% of revenue for the three months ended June 30, 2007, compared to 37.0% for the three months ended July 1, 2006.  SG&A was higher for the three months ended June 30, 2007, compared to the fiscal 2006 second quarter primarily due to (i) increased salaries and benefits primarily because of more employees in our distribution centers compared to 2006, (ii) a higher bonus accrual comparing the respective periods due to timing differences, (iii) increased Internet marketing costs and (iv) increased depreciation expense associated with new stores and system upgrades that were not in service in the fiscal 2006 quarter.

         The most significant factors contributing to the increase in SG&A expenses by segment for the three months ended June 30, 2007, compared to the fiscal 2006 second quarter included:

●
Other SG&A expenses increasing approximately $7.3 million.

This net increase was primarily a result of increases in wages and related benefits of $3.2 million mostly due to increases in personnel in our distribution centers as our merchandise revenue growth continues.  In addition, there was an increase in bonus expense of $1.9 million compared to the fiscal 2006 second quarter primarily related to a change in the performance measurement under our short-term cash incentive plan. Depreciation expense increased $0.8 million due to system upgrades that were not in service in the fiscal 2006 quarter.  Equipment and software costs decreased $0.7 million compared to the fiscal 2006 second quarter due to additional project costs in 2006 related to system upgrades.  Total Other SG&A costs as a percentage of consolidated revenue remained flat at 11.0% for the three months ended June 30, 2007, compared to the three months ended July 1, 2006.

●
Direct SG&A expenses increasing approximately $2.3 million.

The net increase in Direct SG&A was primarily due to an increase in Direct marketing costs of $1.3 million mainly associated with costs promoting our website.  Direct marketing costs increased to $28.6 million, or 4.8%, for the three months ended June 30, 2007, from $27.3 million for the three months ended July 1, 2006.  As a percentage of Direct revenue, Direct marketing costs were 14.0% for both the three month periods ended June 30, 2007 and July 1, 2006. Despite postage increases, we managed our print, paper and internal production costs to reduce overall catalog costs comparing the respective quarters.  However, costs related to our website have increased comparing the second quarter of fiscal 2007 to the second quarter of fiscal 2006.  Historically, we have disclosed catalog costs only as a percentage of Direct revenue as an indicator for catalog productivity.  As our Direct business has grown, certain marketing costs have become a more meaningful number.  Accordingly, we believe Direct marketing costs, which includes catalog costs, provides a more meaningful representation of the performance of our Direct business.  Incidental equipment and software expenses increased by $1.0 million, specifically related to our website.  Increases in Direct SG&A were partially offset by the marketing fee paid to the Direct segment from the Financial Services segment which increased $1.2 million over the 2006 quarter, or 0.6% of Direct revenue.

●
Retail SG&A expenses increasing approximately $11.8 million.

New store operating costs increased $11.0 million related to our new destination retail stores that were not open in the comparable quarter of fiscal 2006. Total SG&A expenses in our comparable store base decreased $0.8 million, or 0.7% as a percentage of comparable store sales, primarily due to decreases in salary and benefits and property taxes.  Pre-opening costs were up $0.2 million compared to the fiscal 2006 second quarter.  Retail overhead costs decreased $0.3 million, or 0.2% of Retail revenue, compared to the second quarter of fiscal 2006.  This net decrease in retail overhead costs was primarily due to the marketing fee paid to the Retail segment from the Financial Services segment which increased $1.7 million over the 2006 quarter, or 0.8% of Retail revenue, partially offset by an increase of $1.0 million in salary and benefits.

●
Financial Services SG&A expenses increasing approximately $6.3 million.

This increase in SG&A expenses compared to the second quarter of fiscal 2006 was primarily due to an increase in the marketing fee of $2.9 million paid to our other segments. Advertising and promotional costs increased by $2.7 million due to increases in Visa assessments, new account acquisition costs and account retention tools. Third-party data processing services related to our credit card processing increased $0.2 million as the number of credit card accounts and credit card transactions increased.

Operating Income

We define operating income as revenue less cost of revenue and selling, general and administrative expenses.  Given the mixture of segments we report and the different cost classifications inherent in each of their respective businesses, it is difficult to compare our consolidated results on the basis of gross profit, or the difference between revenue and cost of revenue.  We believe that operating income presents a more meaningful measure of our consolidated operating performance than gross profit because of the following factors:

●	our Financial Services segment does not have costs classified as cost of revenue which results in a disproportionate gross profit contribution for this segment;

●
we do not include occupancy costs, depreciation, direct labor or warehousing costs in cost of revenue, which affects comparability to other retailers who may account differently for some or all of these costs; and

●	we have historically attempted to price our customer shipping charges to generally match our shipping expenses, which reduces gross profit as a percentage of Direct revenue.

Consequently, we believe that operating income is the best metric to compare the performance and profitability of our segments to each other and to judge our consolidated performance because it includes all applicable revenue and cost items.

Operating income increased $5.7 million, or 39.2%, to $20.3 million for the three months ended June 30, 2007, compared to $14.5 million for the three months ended July 1, 2006. Operating income as a percentage of revenue increased to 4.5% for the three months ended June 30, 2007, from 3.8% for the fiscal 2006 second quarter. The operating margin increase of 70 basis points was primarily due to increases in the operating margins of our Direct and Retail segments as well as increased revenue from our Financial Services segment compared to the fiscal 2006 second quarter.  Partially offsetting these increases were additional expenses incurred in corporate overhead compared to the fiscal 2006 second quarter.

Interest Expense

Interest expense approximated $4.8 million for both the three months ended June 30, 2007, and July 1, 2006.  During the three months ended June 30, 2007, we accrued approximately $0.2 million in interest expense relating to estimated tax benefits associated with uncertainties applicable to certain income tax positions.

Provision for Income Taxes

Our effective tax rate was 37.4% for the three months ended June 30, 2007, compared to 37.2% for the three months ended July 1, 2006. We expect our effective tax rate to increase incrementally as we enter more states with our destination retail stores.

Six Months Ended June 30, 2007, Compared to Six Months Ended July 1, 2006

Revenue

Total revenue increased $121.2 million, or 15.3%, to $913.3 million for the six months ended June 30, 2007, compared to $792.1 million for the six months ended July 1, 2006, due to revenue growth in all segments.

Direct Revenue.  Direct revenue increased $17.9 million, or 4.2%, to $441.7 million for the six months ended June 30, 2007, from $423.9 million for the six months ended July 1, 2006. Internet visits increased 27.1% in the six months ended June 30, 2007, compared to the six months ended July 1, 2006.  Continuing to focus our efforts on utilizing marketing programs and search optimization programs to increase traffic to our website helped increase Direct revenue. The general product categories that contributed the largest dollar volume increase to our Direct revenue for the six months ended June 30, 2007, compared to the first six months of fiscal 2006 were clothing and footwear and camping.

Retail Revenue.  Retail revenue increased by $87.5 million, or 29.5%, to $384.3 million for the six months ended June 30, 2007, compared to $296.8 million for the six months ended July 1, 2006, due to new store sales of $90.0 million.  In April 2007, we opened a destination retail store in Hazelwood, Missouri, and we opened four new stores in the last half of fiscal 2006.  These new store sales were partially offset by a decrease in comparable store sales of $2.5 million, or 0.8%, compared to the six months ended July 1, 2006.  The general product category that contributed the largest dollar volume increase to our Retail revenue growth for the six months ended June 30, 2007, compared to the first six months of fiscal 2006 was hunting equipment.

Financial Services Revenue.  On a GAAP basis, Financial Services revenue increased $15.2 million, or 24.7%, to $76.7 million for the six months ended June 30, 2007, compared to the six months ended July 1, 2006. Interest income measured on a non-GAAP managed basis increased $21.1 million for the first six months of fiscal 2007 compared to the six months ended July 1, 2006.  The increase in interest income was due to the increase in managed accounts and an increase in interest rates. Interchange income, net of rewards costs, increased $5.8 million. Interchange income was driven by net purchases, which increased 19.8%, but was partially offset by an increase in customer rewards costs of 17.1%. The net increases in interest income and interchange income were partially offset by an increase in interest expense of $9.1 million due to increases in securitized credit card loans, borrowings and interest rates. Compared to the six months ended July 1, 2006, the number of average active accounts increased by 15.6% to 944,418 and the average balance per active account grew by 7.4% to approximately $1,677.

Gross Profit

Gross profit increased $54.9 million, or 17.1%, to $375.2 million for the six months ended June 30, 2007, from $320.3 million for the six months ended July 1, 2006.  Gross profit as a percentage of revenue increased 70 basis points to 41.1% for the six months ended June 30, 2007, from 40.4% for the six months ended July 1, 2006. This increase in our gross profit as a percentage of revenue was primarily due to an increase in our Financial Services revenue, which does not have any corresponding increase in cost of revenue, and to a 10 basis point increase in the gross profit of our merchandising business as a percentage of merchandising revenue.

Merchandising Business. The gross profit of our merchandising business increased $37.3 million, or 14.8%, to $289.6 million for the six months ended June 30, 2007, from $252.3 million for the six months ended July 1, 2006. The gross profit of our merchandising business increased 10 basis points as a percentage of merchandise revenue to 35.1% for the six months ended June 30, 2007, compared to 35.0% for the six months ended July 1, 2006. This increase in our merchandising gross profit over the first six months of fiscal 2006 was primarily attributable to improvements in merchandising practices and to improved operations which have helped reduce our inventory shrink as well as our obsolete and slow moving inventory levels.  In addition, our shipping margin increased $1.5 million, or 0.2% of merchandise revenue.  These increases were partially offset by a refinement in the estimate of our drop ship costs in the fiscal 2007 first quarter.

Selling, General and Administrative Expenses

SG&A expenses on a consolidated basis increased $51.0 million, or 17.5%, to $342.5 million for the six months ended June 30, 2007, from $291.5 million for the six months ended July 1, 2006.  SG&A expenses were 37.5% of revenue for the six months ended June 30, 2007, compared to 36.8% for the first six months of fiscal 2006.  SG&A was higher for the six months ended June 30, 2007, compared to the six months ended July 1, 2006, primarily due to (i) increased salaries and benefits primarily because of more employees in our distribution centers compared to 2006, (ii) a higher bonus accrual comparing the respective periods due to timing differences, (iii) increased Internet marketing costs and (iv) increased depreciation expense associated with new stores and system upgrades that were not in service in the first six months of fiscal 2006.

        The most significant factors contributing to the increase in SG&A expenses by segment for the six months ended June 30, 2007, compared to the six months ended July 1, 2006 included:

●
Other SG&A expenses increasing approximately $16.8 million.

This increase was primarily a result of increases in wages and related benefits of $7.1 million due to increases in personnel in our distribution centers as our merchandise revenue growth continues.  In addition, there was an increase in bonus expense of $4.6 million compared to the first six months of fiscal 2006 primarily related to the change in the performance measurement under our short-term cash incentive plan. Also, depreciation increased by $2.1 million and contract labor increased by $1.1 million.  Depreciation increased due to system upgrades that were not in service during the first six months of fiscal 2006. Total Other SG&A costs as a percentage of consolidated revenue increased from 10.4% to 10.9%.

●
Direct SG&A expenses increasing approximately $4.2 million.

This increase in Direct SG&A was primarily due to an increase in Direct marketing costs of $3.4 million related to costs promoting our website.  Direct marketing costs increased to $63.9 million, or approximately 5.7%, for the six months ended June 30, 2007, from $60.5 million for the six months ended July 1, 2006. As a percentage of Direct revenue, Direct marketing costs increased to 14.5% for the six months ended June 30, 2007, from 14.3% for the six months ended July 1, 2006. This increase in Direct marketing costs as a percentage of our Direct revenue was primarily due to increased costs related to our website, partially offset by the effective management of our print, paper and internal catalog production costs, despite postage increases comparing the six months ended June 30, 2007, to the six months ended July 1, 2006.  We continue to refine catalog content and distribution to increase catalog efficiency. Incidental equipment and software expenses increased by $2.7 million, specifically related to our website.  Increases to Direct SG&A were partially offset by the marketing fee paid to the Direct segment from the Financial Services segment which increased $3.5 million over the respective 2006 period, or 0.8% of Direct revenue.

●
Retail SG&A expenses increasing approximately $18.1 million.

New store operating costs increased $19.4 million related to our new destination retail stores that were not open in the comparable six months of fiscal 2006. Total SG&A expenses in our comparable store base decreased by $1.8 million, or 0.5% as a percentage of comparable store sales, primarily due to a decrease in advertising. Pre-opening costs were up $1.8 million compared to the first six months of fiscal 2006. Retail overhead costs decreased by $1.3 million, or 0.3% of Retail revenue, compared to the six months ended July 1, 2006.  This net decrease in retail overhead was primarily due to the marketing fee paid to the Retail segment from the Financial Services segment which increased $3.7 million over the respective 2006 period, or 1.2% of Retail revenue, partially offset by an increase of $1.7 million in salary and benefits.

●
Financial Services SG&A expenses increasing approximately $11.9 million.

This increase in SG&A expenses compared to the six months ended July 1, 2006, was primarily due to an increase in the marketing fee of $7.2 million paid to our other segments. Advertising and promotional costs increased by $2.8 million due to increases in Visa assessments, new account acquisition costs and account retention tools. Bad debt expense increased $0.7 million primarily due to an increase in counterfeit fraud.  Third-party data processing services related to our credit card processing increased $0.7 million as the number of credit card accounts and credit card transactions increased.

Operating Income

Operating income increased $3.9 million, or 13.5%, to $32.6 million for the six months ended June 30, 2007, compared to $28.7 million for the six months ended July 1, 2006. Operating income as a percentage of revenue on a consolidated basis was 3.6% for both the six months ended June 30, 2007, and July 1, 2006. The operating margins of our Direct and Retail segments increased, as did revenue from our Financial Services segment, for the six months ended June 30, 2007, compared to the first six months of fiscal 2006. These increases in operating income were reduced by additional expenses incurred in corporate overhead during the six months ended June 30, 2007, compared to the first six months of fiscal 2006 and pre-opening costs increasing by $1.8 million in the Retail segment associated with new store openings.

Interest Expense

Interest expense increased $1.4 million to $9.5 million for the six months ended June 30, 2007, from $8.1 million for the six months ended July 1, 2006.  The increase in interest expense was primarily due to the $215.0 million private placement of notes completed in February 2006.  In addition, during the six months ended June 30, 2007, we accrued approximately $0.4 million in interest expense relating to estimated tax benefits associated with uncertainties applicable to certain income tax positions.

Provision for Income Taxes

Our effective tax rate was 36.9% for the six months ended June 30, 2007, compared to 36.7% for the six months ended July 1, 2006. The decrease in the effective tax rate compared to the 37.5% effective tax rate for fiscal 2006 was due to a reduction in our income tax provision relating to a tax settlement from a state partially offset by an increase due to additional state income taxes where we have opened stores. We expect our effective tax rate to increase incrementally as we enter more states with our destination retail stores.

Bank Asset Quality

We securitize a majority of our credit card loans. On a quarterly basis, we transfer eligible credit card loans into a securitization trust. We are required to own at least a minimum twenty day average of 5.0% of the interests in the securitization trust. Therefore, these retained loans have the same characteristics as those loans sold to outside investors. Certain accounts are ineligible for securitization because they are delinquent at the time of sale to the trust, originated from sources other than Cabela's CLUB Visa credit cards and various other requirements. The total amount of ineligible loans and receivables were $14.6 million and $19.1 million at June 30, 2007, and December 30, 2006, respectively.

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

Our average managed credit card loans outstanding increased by $226.2 million, or 16.7%, to $1.6 billion as of June 30, 2007, from $1.4 billion in fiscal 2006 and by $309.3 million, or 24.3%, from $1.3 billion as of July 1, 2006. We believe that as our credit card accounts mature they are less likely to charge-off and less likely to be closed.

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

The following chart shows the percentage of our managed loans that have been delinquent at the periods ended:

Number of days delinquent	June 30, 2007	December 30, 2006	July 1, 2006

Greater than 30 days	0.86%	0.75%	0.72%
Greater than 60 days	0.53%	0.44%	0.40%
Greater than 90 days	0.27%	0.18%	0.17%

Charge-offs

Gross charge-offs reflect the uncollectible principal, interest and fees on a customer's account. Recoveries reflect the amounts collected on previously charged-off accounts.  Beginning in June 2007, we began charging off credit card loans on a daily basis after an account becomes 130 days contractually delinquent, except for cardholder bankruptcies, cardholder deaths and fraudulent transactions, which are charged off sooner.  Prior to June 2007, we charged off credit card loans on the 24th day of the month after an account became 115 days contractually delinquent resulting in a 129-day average to charge-off an account.  Charging accounts off evenly throughout the month will allow us to manage the collection process more efficiently.  As a result, the charge-offs for the second quarter of fiscal 2007 were reduced by 0.2% and the provision for loan losses was increased by a similar amount.  The net effect results in no impact to the condensed consolidated statements of income in the current periods of fiscal 2007.

Our charge-off activity for the managed portfolio for the following periods is summarized below:

	Three months ended		Six months ended
(Dollars in Thousands)	June 30, 2007	July 1, 2006	June 30, 2007	July 1, 2006

Gross charge-offs	$8,951	$7,424	$18,432	$14,156
Recoveries	(2,306)	(1,504)	(4,454)	(2,612)
Net charge-offs	$6,645	$5,920	$13,978	$11,544

Net charge-offs as a percentage of average managed loans	1.65%	1.83%	1.76%	1.81%

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

The primary cash requirements of our Financial Services segment relate to the generation of credit card loans and the purchase of points used in the Cabela’s CLUB Visa customer loyalty rewards program from our merchandising business.  The bank obtains funds for these cash requirements through various financing activities, which include funding from securitization transactions, borrowing under its credit agreement or federal funds purchase agreements, accepting certificates of deposit and generating cash from operations.  Our bank’s charter is limited to issuing credit cards and accepting brokered certificates of deposit of one-hundred thousand dollars or more, and it does not accept demand deposits or make non-credit card loans.  Consequently, our bank cannot lend money to Cabela’s Incorporated or our other affiliates. The bank is subject to capital requirements imposed by Nebraska banking law and the Visa membership rules, and its ability to pay dividends is limited by Nebraska and federal banking law.

We believe that we will have sufficient capital available from current cash on hand, our revolving credit facility and other borrowing sources, expected future operations, and possibly additional monetization of our economic development bonds to fund our cash requirements and growth plans for the next 12 to 18 months.

Operating, Investing and Financing Activities

The following table presents changes in our cash and cash equivalents for the periods presented.

	Six Months Ended

(In Thousands)	June 30, 2007	July 1, 2006

Net cash used in operating activities	$(89,527)	$(140,900)

Net cash used in investing activities	$(95,614)	$(37,423)

Net cash provided by financing activities	$92,467	$209,058

Cash used in operating activities improved $51.4 million for the six months ended June 30, 2007, compared to the six months ended July 1, 2006. This net improvement in cash was primarily due to a $29.8 million net increase relating to the bank’s credit card securitization transactions and principal collections of credit card loan receivables, net of originations.  This volume is attributable to the growth in the bank’s credit card loan operations.  In addition, cash was provided as inventory balances decreased $25.7 million from inventories being built up as of July 1, 2006, for the new store openings in the fall of 2006.  There was no material change in accounts payable comparing the six months ended June 30, 2007, to the six months of fiscal 2006.  However, the changes within accounts payable comparing periods was a net increase in the bank’s accounts payable totaling $31.2 million primarily related to the payable to the bank’s third-party processor for its credit card transactions offset by net decreases in inventory payables and other accruals of $28.3 million and in payables for catalog costs of $2.9 million.

The improvements in cash from operating activities were partially offset by a $24.7 million net change in other current assets.  The account in this category making up most of the change was the bank’s Visa interchange funding account.  Timing issues for both this account and the third-party processing account are the primary reasons for the net changes between the six months ended June 30, 2007, and July 1, 2006.  We received $11.0 million in tenant allowances during the six months ended June 30, 2007, which accounts for the net increase of $9.6 million in deferred grant income and tenant allowances.

        Our LIFO calculation for income tax purposes utilizes a simplified LIFO approach and therefore results in a book-tax difference. The aforementioned accounting change to the FIFO method will increase the current portion of income taxes payable by approximately $4.7 million.  At June 30, 2007, we had $18.7 million included in the current portion of deferred income taxes payable in our condensed consolidated balance sheet related to the LIFO method used for income tax purposes.  We will incur this cash outlay of $18.7 million over the next four years based on our election in our 2007 federal income tax return to change our method of accounting for inventory from LIFO to FIFO for income tax purposes.

Cash used in investing activities increased $58.2 million for the six months ended June 30, 2007, compared to the six months ended July 1, 2006. This net increase was primarily due to capital expenditures relating to the construction of our new destination retail stores.  For the six months ended June 30, 2007, capital expenditures totaled $134.4 million, an increase of $66.4 million over the first six months of fiscal 2006.  We opened one retail store in April 2007 and plan to open another seven stores in 2007, with one scheduled to open the latter part of the third quarter and the remaining six stores opening during the fourth quarter.  For fiscal 2006, four retail stores were opened in the second half of 2006.  Significant amounts of cash will be needed in order to open new destination retail stores and implement our retail growth strategy.  Depending upon the location and a variety of other factors, including store size and the amount of infrastructure improvements necessary, and based upon our prior experience, opening a single destination retail store generally requires expenditures in the range of $25.0 million to $60.0 million.  This amount includes the cost of real estate, site work, infrastructure improvements such as utilities and roads, buildings, equipment, fixtures (including taxidermy) and inventory. At June 30, 2007, we had cash commitments totaling $195.0 million for the remainder of fiscal 2007 and $115.0 million for fiscal 2008 for estimated capital expenditures and the purchase of future economic development bonds in connection with the construction and development of new destination retail stores. These amounts do not include any contractual obligations associated with retail stores scheduled to open in Rapid City, South Dakota; Adairsville, Georgia; Scarborough, Maine; Greenwood, Indiana; and Montreal, Canada.  Certain contractual aspects of these locations are in various stages of negotiations and will be subject to customary conditions to closing.  We expect to incur the majority of the costs for these locations in the last half of 2007 and in 2008.  Purchases of marketable securities decreased $6.7 million comparing the respective six-month periods.  Economic development bonds totaling $42.9 million and $53.0 million relating to our Wheeling, West Virginia, retail store and distribution center were retired during the six months ended June 30, 2007, and July 1, 2006, respectively, resulting in a decrease of $10.1 million in proceeds from the retirement of marketable securities.

Cash provided by financing activities totaled $92.5 million for the six months ended June 30, 2007, compared to $209.1 million for the six months ended July 1, 2006. This net decrease in cash was primarily due to a net difference of $154.2 million in long-term debt issuances to support our destination retail store expansion and the net decrease in cash of $14.6 million for time deposits. Partially offsetting these decreases were net increases in short-term borrowings and inventory financing of $14.0 million and in unpresented checks net of bank balance of $35.5 million due to timing of when checks cleared our bank.

On June 15, 2007, we issued $60.0 million aggregate principal amount of 6.08% senior unsecured notes. The notes mature on June 15, 2017, and interest on the notes is payable semi-annually.  We intend to use the proceeds from the offering for new retail store expansion, including capital expenditures and purchase of economic development bonds, and general corporate purposes.

WFB entered into a credit agreement on June 21, 2007, for a $50.0 million variable funding facility.  This facility is secured by a participation interest in the transferor’s interest of the Cabela’s Master Credit Card Trust.  As of June 30, 2007, $27.0 million was outstanding under the facility. The credit agreement expires on June 20, 2008.

In addition to the cash commitments for capital expenditures and economic development bonds, we have entered into certain lease agreements for retail locations. These long-term leases include options to renew with total terms, including extensions, varying from 10 to 70 years. See Note 8 “Commitments and Contingencies” for our commitments for future minimum rental payments under operating leases as of June 30, 2007.  Some of these leases for constructed assets contain customary conditions of performance by other parties.  Certain of these leases include tenant allowances that will be amortized over the life of the lease. During the six months ended June 30, 2007, we received $11.0 million in tenant allowances.  We expect to receive additional tenant allowances of $6.0 million during the last six months of 2007 and $25.7 million in 2008.

Grants and Economic Development Bonds

Grants. Under various grant programs, state or local governments provide funding for certain costs associated with developing and opening a new destination retail store. We generally have received grant funding in exchange for commitments made by us to the state or local government providing the funding.  The commitments, such as assurance of agreed employment and wage levels at our destination retail stores or that the destination retail store will remain open, typically phase out over approximately five to 10 years. If we fail to maintain the commitments during the applicable period, the funds we received may have to be repaid or other adverse consequences may arise, which could affect our cash flows and profitability. As of June 30, 2007, and December 30, 2006, the total amount of grant funding subject to a specific contractual remedy was $13.3 million and $14.4 million, respectively.

Economic Development Bonds. Through economic development bonds, the state or local government sells bonds to provide funding for land acquisition, readying the site, building infrastructure and related eligible expenses associated with the construction and equipping of our destination retail stores. Generally, we have been the sole purchaser of these bonds. The bond proceeds that are received by the governmental entity are then used to fund the construction and equipping of new destination retail stores and related infrastructure development. While purchasing these bonds involves an initial cash outlay by us in connection with a new store, some or all of these costs can be recaptured through the repayments of the bonds. The payments of principal and interest on the bonds are typically tied to sales, property or lodging taxes generated from the store and, in some cases, from businesses in the surrounding area, over periods which range between 20 and 30 years. In addition, some of the bonds that we have purchased may be repurchased for par value by the governmental entity prior to the maturity date of the bonds. However, the governmental entity from which we purchase the bonds is not otherwise liable for repayment of principal and interest on the bonds to the extent that the associated taxes are insufficient to pay the bonds.  After purchasing the bonds, we typically carry them on our consolidated balance sheet as “available for sale” marketable securities and value them based upon management’s projections of the amount of tax revenue expected to be generated to support principal and interest payments on the bonds.  We have limited experience in valuing these bonds and, because of the unique features of each project, there is no independent market data for valuation of these types of bonds.  If sufficient tax revenue is not generated by the subject properties, we will not receive scheduled payments and will be unable to realize the full value of the bonds carried on our consolidated balance sheet.  As of June 30, 2007, and December 30, 2006, we carried $81.6 million and $116.2 million, respectively, of economic development bonds on our consolidated balance sheet.

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

The total amounts and maturities for our credit card securitizations as of June 30, 2007, were as follows:

Series	Type	Initial Amount	Interest Rate	Expected Final Maturity
(Dollars in Thousands)
Series 2003-I	Term	$300,000	Floating (1)	January 2008
Series 2004-I	Term	$75,000	Fixed	March 2009
Series 2004-II	Term	$175,000	Floating	March 2009
Series 2005-I	Term	$140,000	Fixed	October 2010
Series 2005-I	Term	$110,000	Floating	October 2010
Series 2006-III	Term	$250,000	Fixed	October 2011
Series 2006-III	Term	$250,000	Floating	October 2011
Series 2006-I	Variable Funding	$300,000	Floating	November 2007

(1)	The trust has entered into an agreement to convert the floating rate certificate into a fixed rate obligation.

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

Certificates of Deposit

We utilize certificates of deposit to partially finance the operating activities of our bank. Our bank issues certificates of deposit in a minimum amount of one-hundred thousand dollars in various maturities.   As of June 30, 2007, we had $85.2 million of certificates of deposit outstanding with maturities ranging from July 2007 to April 2016 and with a weighted average effective annual fixed rate of 4.99%. Certificate of deposit borrowings are subject to regulatory capital requirements.

Credit Facility and Other Indebtedness

On June 15, 2007, the Company issued and sold $60.0 million aggregate principal amount of 6.08% senior unsecured notes pursuant to a supplement to our February 2006 debt issuance of $215.0 million. The notes mature on June 15, 2017, and interest on the notes is payable semi-annually.  These notes contain the same default provisions and covenants as those pertaining to the February 2006 debt issuance, including limitations on indebtedness and financial covenants relating to net worth and fixed charges.

We are party to a credit agreement that provides for a $325.0 million unsecured revolving credit facility that expires on June 30, 2010.  The credit facility may be increased to $450.0 million upon our request and the consent of the banks party to the credit agreement.  The credit agreement permits the issuance of up to $150.0 million in letters of credit and standby letters of credit, the nominal amount of which are applied against the overall credit limit available under the credit facility. During the term of the facility, we are required to pay a quarterly facility fee on the average daily unused principal balance on the line of credit. At June 30, 2007, there was no principal amount outstanding on the credit facility and the average outstanding principal balance during the first six months of fiscal 2007 was $5.2 million.  The weighted average interest rate on the line of credit was 6.14% during the six months ended June 30, 2007.  Letters of credit and standby letters of credit totaling $105.4 million were outstanding at June 30, 2007.  The average outstanding amount of letters of credit during the six months ended June 30, 2007, was $61.7 million.  Our total remaining borrowing capacity under the credit facility as of June 30, 2007, after subtracting outstanding letters of credit of $84.2 million and standby letters of credit of $21.2 million, was $219.6 million.  The credit agreement requires that we comply with certain financial and other customary covenants, including requirements that we maintain the following financial ratios:

●	a fixed charge coverage ratio, as defined, of no less than 1.50 to 1.00 as of the last day of any fiscal quarter;

●	a cash flow leverage ratio, as defined, of no more than 3.00 to 1.00 as of the last day of any fiscal quarter; and

●
a minimum tangible net worth, as defined, of no less than $350.0 million plus 50% of positive consolidated net income on a cumulative basis for each fiscal year beginning with the fiscal year ended 2006.

The credit agreement includes a dividend provision limiting the amount we can pay to our stockholders, which at June 30, 2007, was not in excess of $99.5 million.  The agreement also has a provision permitting acceleration by the lenders in the event there is a change in control, as defined.  In addition, the credit agreement contains cross default provisions to other outstanding debt.  In the event we fail to comply with these covenants, a default is triggered, and all outstanding letters of credit and all principal and outstanding interest would immediately become due and payable. In addition, at June 30, 2007, we have an obligation under our open account documents instructions program to pay $3.6 million to participating vendors.

We had $215.0 million in unsecured notes outstanding at June 30, 2007, with principal payable in full February 2016 and interest payable semiannually at a rate of 5.99%.  These notes require that we comply with several financial and other covenants, including requirements that we maintain the following financial ratios as set forth in the note purchase agreements:

●	a consolidated adjusted net worth, as defined, of no less than $350.0 million plus 25% of positive consolidated net earnings on a cumulative basis for each fiscal year beginning with fiscal 2005;

●	a fixed charge coverage ratio, as defined, of no less than 2.00 to 1.00 as of the last day of any fiscal quarter; and

●	a consolidated funded debt to total funded capitalization of no more than 60%.

In the event the Company fails to comply with these covenants and the failure to comply goes beyond 30 days, the Company will trigger a default. In the event of default, all principal and outstanding interest would immediately become due and payable. In addition, the notes contain cross default provisions to other outstanding debt.

At June 30, 2007, we also had $75.0 million in senior unsecured notes outstanding with a fixed interest rate of 4.95% payable semi-annually.  These senior notes have principal payable in annual installments of $25.0 million and are due September 2009.  At June 30, 2007, we were in compliance with all financial covenants under our credit agreements and unsecured notes.

We are party to inventory financing agreements that allow certain vendors providing boat and all terrain vehicle merchandise to give us extended payment terms.  The vendors are responsible for all interest payments for the financing period and the financing company holds a security interest in the specific inventory we hold.  Our revolving credit facility limits this security interest to $20.0 million. The extended payment terms to the vendors do not exceed one year.  The outstanding liability under the inventory financing agreements was $3.1 million at June 30, 2007, compared with $9.8 million at December 30, 2006.

Our bank has unsecured federal funds purchase agreements with two financial institutions.  The maximum amount of funds that can be outstanding is $85.0 million of which no amounts were outstanding at June 30, 2007. During the six months ended June 30, 2007, the average balance outstanding was approximately $1.0 million with a weighted average rate of 5.74%.

Our bank entered into a credit agreement on June 21, 2007, for a $50.0 million variable funding facility.  This facility is secured by a participation interest in the transferor’s interest of the Cabela’s Master Credit Card Trust.  The facility limit may be increased to $75.0 million with 30 days prior written notice.  As of June 30, 2007, $27.0 million was outstanding under the facility. The facility carries a liquidity fee of 0.15% on the outstanding commitment and a program fee of 0.10% on the principal amount outstanding. The interest rate on the facility is based upon the interest rate for commercial paper issued by the lender and was 5.36% at June 30, 2007. The weighted average interest rate was 5.35% during the nine days ended June 30, 2007. The credit agreement expires on June 20, 2008.

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

Off-Balance Sheet Arrangements

Operating Leases -- We lease various items of office equipment and buildings.  Rent expense for these operating leases is recorded in selling, general and administrative expenses of the condensed consolidated statements of income.

Credit Card Limits -- The bank bears off-balance sheet risk in the normal course of its business. One form of this risk is through the bank's commitment to extend credit to cardholders up to the maximum amount of their credit limits. The aggregate of such potential funding requirements totaled $10.5 billion as of June 30, 2007, and $9.5 billion as of December 30, 2006, which amounts were in addition to existing balances cardholders had at such dates. These funding obligations are not included on our consolidated balance sheet. While the bank has not experienced, and does not anticipate that it will experience, a significant draw down of unfunded credit lines by its cardholders, a significant draw down would create a cash need at the bank which likely could not be met by our available cash and funding sources. The bank has the right to reduce or cancel these available lines of credit at any time.

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

Financial Services Interest Rate Risk

Interest rate risk refers to changes in earnings or the net present value of assets and off-balance sheet positions less liabilities (termed "economic value of equity") due to interest rate changes.  To the extent that interest income collected on managed loans and interest expense do not respond equally to changes in interest rates, or that rates do not change uniformly, securitization earnings and economic value of equity could be affected.  Our net interest income on managed credit card loans is affected primarily by changes in short-term interest rate indices such as LIBOR and prime rate. The variable-rate credit card loans are indexed to the prime rate. Securitization certificates and notes are indexed to LIBOR-based rates of interest and are periodically repriced.  Interest on our variable funding facility is based on the interest rate for commercial paper issued by the lender and interest on federal funds reprices daily based on current federal funds rates.  Certificate of deposits are priced at the current prevailing market rate at the time of issuance.  We manage and mitigate our interest rate sensitivity through several techniques, but primarily by modifying the contract terms with our cardholders, including interest rates charged, in response to changing market conditions. Additional techniques we use include managing the maturity, repricing and distribution of assets and liabilities by issuing fixed-rate securitization certificates and notes and by entering into interest rate swap agreements to hedge our fixed-rate exposure from interest strips.

The following table shows the mix of credit card account balances for each interest rate at the periods ended:

	June 30, 2007	December 30, 2006	July 1, 2006
As a percentage of total balances outstanding

Balances carrying interest rate based upon the national prime lending rate	62.5%	60.2%	60.1%
Balances carrying an interest rate of 9.99% or lower	2.6%	3.4%	2.5%
Balances not carrying interest because their previous month's balance was paid in full	34.9%	36.4%	37.4%

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

Management has performed an interest rate gap analysis to measure the effects of the timing of the repricing of our interest sensitive assets and liabilities. Based on this analysis, we believe that if there is an immediate 100 basis point, or 1.0%, increase in the market rates for which our assets and liabilities are indexed during the next twelve months, our projected operating results would not be materially affected. Management also has performed a projected interest rate gap analysis for the same future twelve month period to measure the effects of a change in the spread between the prime interest rate and the LIBOR interest rate. Based on this analysis, we believe that an immediate 50 basis point decrease in this spread would cause a corresponding decrease of approximately $5.1 million on the projected pre-tax income of our Financial Services segment over the next 12 months, while an immediate 50 basis point increase in this spread would cause an increase of approximately $5.9 million on the projected pre-tax income of our Financial Services segment over the next 12 months, either of which could have a material effect on our operating results.

Merchandising Interest Rate Risk

One of our economic development bond agreements was priced at a variable interest rate with its base rate tied to the prime rate and adjusted annually in November. Portions of these bonds were retired in June 2006 and the interest rates were renegotiated.  The remainder of these particular economic development bonds had a balance of $42.9 million and were redeemed in full on April 23, 2007.

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

In connection with this quarterly report on Form 10-Q, our Chief Executive Officer and Chief Financial Officer evaluated, with the participation of our management, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on management’s evaluation, our Chief Executive Officer and Chief Financial Officer each concluded that our disclosure controls and procedures were effective as of June 30, 2007.

Changes in Internal Control Over Financial Reporting

During the second quarter of fiscal 2007, the implementation of our warehouse management system for tracking inventory in a multi-channel environment was completed for the remainder of our destination retail stores.  Process level controls related to maintaining our inventory at the unit level were affected by this change.  There were no other changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2007, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.     Risk Factors.

There have been no material changes from the risk factors disclosed in the “Risk Factors” section of our Annual Report on Form 10-K for the fiscal year ended December 30, 2006, except as described in Part II, Item 1A, of our Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2007.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

Not applicable.

Item 3.    Defaults Upon Senior Securities.

Not applicable.

Item 4.    Submission of Matters to Vote of Security Holders.

The Annual Meeting of Shareholders of Cabela’s Incorporated was held on May 15, 2007.  The matters voted upon at the meeting and the votes cast with respect to such matters were as follows:

1.	Election of six directors.

	FOR	WITHHELD
Theodore M. Armstrong	58,028,060	1,310,945
Richard N. Cabela	58,647,717	691,288
James W. Cabela	58,256,688	1,082,317
John Gottschalk	58,632,896	706,109
Dennis Highby	58,683,613	655,392
Stephen P. Murray	58,736,581	602,424

2.	Approval of amendments to the Company’s 2004 Stock Plan to, among other things, increase the number of shares authorized for issuance thereunder.

FOR	AGAINST	ABSTAIN	BROKER NON-VOTES
46,819,248	2,365,810	651,839	9,502,108

3.	Ratification of the appointment of Deloitte & Touche LLP as the Company’s independent registered public accounting firm for fiscal 2007.

FOR	AGAINST	ABSTAIN	BROKER NON-VOTES
58,874,591	182,456	281,958	0

Item 5.    Other Information.

Not applicable.

Item 6.    Exhibits.

(a)	Exhibits.

Exhibit Number	Description

10	Fifth Amendment to 1997 Stock Option Plan

31.1	Certification of CEO Pursuant to Rule 13a-14(a) under the Exchange Act

31.2	Certification of CFO Pursuant to Rule 13a-14(a) under the Exchange Act

32	Certifications Pursuant to 18 U.S.C. Section 1350

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CABELA'S INCORPORATED

Dated: August 3, 2007	By:	/s/ Dennis Highby
Dennis Highby
President and Chief Executive Officer

Dated: August 3, 2007	By:	/s/ Ralph W. Castner
Ralph W. Castner
Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description

10	Fifth Amendment to 1997 Stock Option Plan

31.1	Certification of CEO Pursuant to Rule 13a-14(a) under the Exchange Act

31.2	Certification of CFO Pursuant to Rule 13a-14(a) under the Exchange Act

32	Certifications Pursuant to 18 U.S.C. Section 1350