Form 10-Q
period 2007-09-29
CABELAS INC
filed 2007-11-05
CIK 1267130

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 29, 2007

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

Common stock, $0.01 par value: 65,850,190 shares as of October 26, 2007.

CABELA’S INCORPORATED
FORM 10-Q
QUARTERLY PERIOD ENDED SEPTEMBER 29, 2007

PART I – FINANCIAL INFORMATION

Item 1.                                Financial Statements

CABELA'S INCORPORATED AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS (Dollars in Thousands Except Par Value) (Unaudited)
ASSETS	September 29, 2007	December 30, 2006	September 30, 2006

CURRENT ASSETS:
Cash and cash equivalents	$103,114	$172,903	$73,315
Accounts receivable, net of allowance for doubtful accounts of $2,084, $1,932 and $1,838	30,657	37,812	26,766
Credit card loans held for sale (Note 3)	158,939	136,072	91,400
Credit card loans receivable, net of allowances of $1,036, $699 and $592 (Note 3)	13,360	16,611	14,882
Inventories	669,544	484,414	504,399
Prepaid expenses and deferred catalog costs	63,858	42,502	63,011
Income taxes receivable	11,113	--	5,419
Other current assets	67,729	63,907	78,060
Total current assets	1,118,314	954,221	857,252

PROPERTY AND EQUIPMENT, NET	862,554	600,065	584,957

OTHER ASSETS:
Land held for sale or development	34,186	20,947	8,903
Retained interests in securitized loans	46,378	39,033	40,033
Marketable securities	80,687	117,360	111,199
Other assets	22,655	19,604	17,192
Total other assets	183,906	196,944	177,327

Total assets	$2,164,774	$1,751,230	$1,619,536

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$311,195	$239,285	$225,994
Unpresented checks net of bank balance	40,458	--	11,735
Accrued expenses and other liabilities	59,400	72,124	57,876
Gift certificates and credit card reward points	141,030	144,210	113,399
Accrued employee compensation and benefits	52,013	61,275	41,961
Time deposits	25,044	33,401	40,799
Short-term borrowings at financial services segment (Note 4)	50,000	6,491	--
Current maturities of long-term debt (Note 5)	26,760	26,803	27,356
Income taxes payable	--	17,267	--
Deferred income taxes	21,774	17,978	11,960
Total current liabilities	727,674	618,834	531,080

LONG-TERM LIABILITIES:
Long-term debt, less current maturities (Note 5)	523,306	284,579	298,416
Time deposits	72,594	68,795	65,595
Deferred compensation	5,262	5,174	5,047
Deferred grant income and tenant allowances	24,083	9,550	12,813
Deferred income taxes	32,004	30,440	27,769
Other long-term liabilities	9,458	--	--
Total long-term liabilities	666,707	398,538	409,640

COMMITMENTS AND CONTINGENCIES (Note 9)

STOCKHOLDERS’ EQUITY (Note 7):
Preferred stock, $0.01 par value; 10,000,000 shares authorized, no shares issued or outstanding	--	--	--
Common stock, $0.01 par value:
Class A Voting, 245,000,000 shares authorized; 65,843,844, 59,556,431 and 57,226,463 shares issued and outstanding	658	596	573
Class B Non-voting, 245,000,000 shares authorized: none, 5,807,305 and 8,073,205 shares issued and outstanding	--	58	80
Additional paid-in capital	255,350	247,741	245,943
Retained earnings	515,031	485,148	431,796
Accumulated other comprehensive income (loss), net	(646)	315	424
Total stockholders’ equity	770,393	733,858	678,816

Total liabilities and stockholders’ equity	$2,164,774	$1,751,230	$1,619,536

See notes to unaudited condensed consolidated financial statements.

CABELA'S INCORPORATED AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Dollars in Thousands Except Earnings Per Share) (Unaudited)
	Three months ended		Nine months ended
	September 29, 2007	September 30, 2006	September 29, 2007	September 30, 2006
REVENUE:
Merchandise sales	$499,182	$450,821	$1,325,245	$1,171,493
Financial services revenue	44,749	37,392	121,497	98,946
Other revenue	2,878	2,240	13,357	12,082
Total revenue	546,809	490,453	1,460,099	1,282,521

COST OF REVENUE:
Cost of merchandise sales	322,547	290,747	859,042	759,079
Cost of other revenue	37	(582)	1,671	2,894
Total cost of revenue (exclusive of depreciation and amortization)	322,584	290,165	860,713	761,973

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	199,879	173,437	542,397	464,949

OPERATING INCOME	24,346	26,851	56,989	55,599

OTHER INCOME (EXPENSE):
Interest income	42	287	1,705	1,624
Interest expense	(4,220)	(4,794)	(13,690)	(12,929)
Other income, net	1,004	2,000	5,353	7,600
Total other income (expense)	(3,174)	(2,507)	(6,632)	(3,705)

INCOME BEFORE PROVISION FOR INCOME TAXES	21,172	24,344	50,357	51,894

PROVISION FOR INCOME TAXES	7,940	9,350	18,719	19,461

NET INCOME	$13,232	$14,994	$31,638	$32,433

EARNINGS PER COMMON SHARE (NOTE 6):
Basic	$0.20	$0.23	$0.48	$0.50

Diluted	$0.20	$0.23	$0.47	$0.49

WEIGHTED AVERAGE SHARES OUTSTANDING (NOTE 6):
Basic	65,825,895	65,271,870	65,701,443	65,180,992

Diluted	67,031,102	66,484,306	67,317,482	66,492,421

See notes to unaudited condensed consolidated financial statements.

CABELA’S INCORPORATED AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (In Thousands) (Unaudited)
	Nine months ended
	September 29, 2007	September 30, 2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$31,638	$32,433
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation	41,074	31,549
Amortization	530	669
Stock based compensation	3,468	2,627
Deferred income taxes	5,937	15,275
Other, net	803	2,194
Change in operating assets and liabilities:
Accounts receivable	6,973	(2,516)
Origination of credit card loans held for sale, net of collections	(22,867)	(13,710)
Retained interests in securitized loans	(5,845)	(8,818)
Inventories	(180,696)	(107,764)
Prepaid expenses and deferred catalog costs	(21,259)	(20,129)
Other current assets	(3,601)	(26,182)
Land held for sale or development	(10,614)	2,729
Accounts payable	28,776	42,422
Accrued expenses and other liabilities	(12,320)	1,371
Gift certificates and credit card reward points	(3,439)	(7,721)
Accrued compensation and benefits	(9,800)	(18,363)
Income taxes payable/receivable	(28,349)	(36,854)
Deferred compensation	88	(2,122)
Deferred grant income and tenant allowances	14,064	2,093
Other long-term liabilities for unrecognized tax benefits and related interest	7,702	--
Net cash used in operating activities	(157,737)	(110,817)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(259,501)	(134,189)
Purchases of marketable securities	(10,052)	(16,827)
Maturities of marketable securities	1,105	928
Proceeds from retirement of marketable securities	43,970	53,000
Purchases of short-term investments	--	(131,225)
Proceeds from sales or maturities of short-term investments	--	131,225
Change in credit card loans receivable, net	1,955	(3,323)
Change in cash reserves for retained interests	(1,500)	3,250
Acquisition of net assets, net of cash received	(9,281)	--
Proceeds from disposition of property and equipment	3,905	--
Other, net	867	933
Net cash used in investing activities	(228,532)	(96,228)

CASH FLOWS FROM FINANCING ACTIVITIES:
Change in unpresented checks net of bank balance	40,458	(9,917)
Change in time deposits, net	(4,558)	(3,094)
Change in federal funds purchased, net	(6,491)	--
Borrowings on lines of credit, inventory financing and short-term borrowings	440,321	213,679
Repayments on lines of credit, inventory financing and short-term borrowings	(191,678)	(197,178)
Proceeds from issuance of long-term debt	60,800	215,000
Payments on long-term debt	(26,684)	(28,092)
Proceeds from exercise of employee stock options and stock purchase plan	3,499	3,148
Excess tax benefits from exercise of stock options	998	340
Payment of debt issuance costs	(185)	(449)
Net cash flows provided by financing activities	316,480	193,437

NET DECREASE IN CASH AND CASH EQUIVALENTS	(69,789)	(13,608)

CASH AND CASH EQUIVALENTS, beginning of fiscal year	172,903	86,923

CASH AND CASH EQUIVALENTS, end of period	$103,114	$73,315

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

Reclassifications:

Effective June 30, 2007, the Company classified the accrued interest receivable associated with its economic development bonds from accounts receivable to other current assets in the condensed consolidated balance sheets.  Balances totaling $5,864 and $4,512 at December 30, 2006, and September 30, 2006, respectively, were reclassified to conform to the current presentation.  The corresponding line items in the condensed consolidated statements of cash flows were also reclassified and there was no change in the total of net cash used in operating activities for the nine months ended September 30, 2006.  Total current assets of the Company were not affected by this reclassification and there was no impact on cash flows or covenant provisions from this reclassification.

Acquisition:

On September 27, 2007, the Company purchased the net assets of an outdoors specialty retailer located in Winnipeg, Canada.  The net assets acquired in this acquisition, which are not material, are included in the Company’s condensed consolidated balance sheet at September 29, 2007.  The Company is in the process of valuing the net assets acquired.  The Company expects to complete such valuation by the end of fiscal 2007.  In connection with this acquisition, the Company entered into a revolving credit agreement dated September 19, 2007.  As of September 29, 2007, the amount outstanding under this revolving credit agreement was $9,333.

2.	CHANGE IN ACCOUNTING PRINCIPLES

Inventories:

Prior to fiscal 2007, cost was determined using the last-in, first-out (“LIFO”) method for all inventories except for a limited amount of inventory totaling $18,200 owned by Van Dyke Supply Company, Inc. and Wild Wings, LLC, wholly-owned subsidiaries of the Company, which used the first-in, first-out (“FIFO”) method.  Effective December 31, 2006, the beginning of the Company’s 2007 fiscal year, management elected to change the Company’s method of valuing inventories from the LIFO method to the FIFO method.  Due to merchandise unit cost increases for new and higher-priced product lines offered by the Company, and because of  the market volatility for certain materials in the manufacture of other product lines (primarily firearms and ammunition), management believes that this change is preferable as the FIFO method better represents our inventory balances at current cost.  Further, the adoption of the FIFO method enhances the comparability of the Company’s consolidated financial statements by changing to the predominant method utilized in the Company’s industry and conforms all of its inventories to the same accounting method.  The effect of the change did not have a material impact to the Company’s condensed consolidated financial statements for the three and nine months ended September 29, 2007, and September 30, 2006, and for fiscal years 2006, 2005 and 2004 was not material to the Company’s consolidated financial statements.  Because the effect of the change on all periods is not material, no adjustments have been made to the Company’s consolidated financial statements to reflect a retrospective application.

At December 30, 2006, $18,697 was included in the current portion of deferred income taxes payable in the Company’s condensed consolidated balance sheet related to the book-tax difference resulting from the LIFO method used for income tax purposes.  Although the use of the LIFO method under income tax regulations requires conformity of methods for financial reporting purposes, it does allow selection of alternative methods of calculation.  The Company’s LIFO calculation for income tax purposes utilizes a simplified LIFO approach which results in a book-tax difference. The change to the FIFO method in the first quarter of fiscal 2007 increased the current portion of income taxes payable by $4,674 and reduced the current deferred income tax liability by $4,674.  The Company will incur a cash outlay of $18,697 over the next four years based on the Company’s election in its 2007 federal income tax return to change its method of accounting for inventory from LIFO to FIFO for income tax purposes.

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

As a result of the adoption of FIN 48, the Company recorded total liabilities for unrecognized tax benefits of $8,569.  Of this amount, $966 after-tax was recorded as a one-time decrease to the Company’s beginning retained earnings for the cumulative effect of adopting FIN 48.  The remaining amount was previously accrued under Financial Accounting Standards No. 5, Accounting for Contingencies or Financial Accounting Standards No. 109, Accounting forIncome Taxes.  In addition, the Company recorded $1,196 before-tax, or $789 after-tax, of accrued interest on its estimated unrecognized tax benefits as a one-time decrease to the Company’s beginning retained earnings for the cumulative effect of adopting FIN 48.

The Company’s policy is to accrue interest expense, and penalties as appropriate, on its estimated unrecognized tax benefits as a charge to interest expense in the condensed consolidated statements of income.  The Company recognized $269 and $684 in interest expense during the three and nine months ended September 29, 2007, respectively. No penalties were accrued.

The liability for unrecognized tax benefits totaling $7,579 at September 29, 2007, is classified as other long-term liabilities in the condensed consolidated balance sheet.  In addition, a liability for estimated interest on unrecognized tax benefits totaling $1,879 at September 29, 2007, is also included in other long-term liabilities in the Company’s condensed consolidated balance sheet.

The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate is $1,326.  As of September 29, 2007, the reversal of $6,680 of uncertain tax positions is reasonably possible during the next 12 months.  Reversal of any such uncertain tax positions would not affect the Company’s effective tax rate.  The Company files income tax returns in the United States and various states.  The tax years 2003 through 2006 remain open to examination by major taxing jurisdictions to which the Company is subject.

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

Credit card loans held for sale and credit card loans receivable consisted of the following at the periods ended:

	September 29, 2007	December 30, 2006	September 30, 2006
Composition of credit card loans held for sale and credit card loans receivable:

Loans serviced	$1,782,100	$1,674,064	$1,412,058

Loans securitized and sold to outside investors	(1,600,000)	(1,514,000)	(1,298,000)

Securitized loans with securities owned by WFB which are classified as retained interests	(6,900)	(4,922)	(5,704)

	175,200	155,142	108,354

Less adjustments to market value and allowance for loan losses	(2,901)	(2,459)	(2,072)

Total (including transferor’s interest of $155,161, $122,824 and $85,498)	$172,299	$152,683	$106,282

Transferor’s interest restricted for repayment of secured borrowing	$66,667	$--	$--

Delinquent loans in the managed credit card loan portfolio at the respective periods ended:
30-89 days	12,314	9,589	9,238
90 days or more and still accruing	5,459	3,095	2,752

	Three months ended		Nine months ended
	September 29, 2007	September 30, 2006	September 29, 2007	September 30, 2006
Total net charge-offs on the managed credit card loans portfolio	$8,869	$6,412	$22,847	$17,956

Annual average credit card loans:
Managed credit card loans	1,730,886	1,394,377	1,633,446	1,315,000
Securitized credit card loans including seller's interest	1,699,428	1,362,236	1,600,328	1,284,002

Total net charge-offs as a percentage of annual average managed credit card loans	2.05%	1.84%	1.86%	1.82%

4.        SHORT-TERM BORROWINGS AT FINANCIAL SERVICES SEGMENT

WFB entered into a credit agreement on June 21, 2007, for a $50,000 variable funding facility.  This facility is secured by a participation interest in the transferor’s interest of the Cabela’s Master Credit Card Trust.  The facility limit was increased to $75,000 on October 9, 2007.  The facility carries a liquidity fee of 0.15% on the outstanding commitment and a program fee of 0.10% on the principal amount outstanding. The interest rate on the facility is based upon the interest rate for commercial paper issued by the lender and was 5.68% at September 29, 2007. The weighted average interest rate was 5.52% on this credit agreement since June 21, 2007. The credit agreement expires on June 20, 2008.

WFB has an unsecured federal funds purchase agreement with a financial institution.  The maximum amount that can be borrowed is $25,000.  WFB also has an unsecured federal funds purchase agreement with another financial institution.  The maximum amount that can be borrowed is $60,000.  The weighted average interest rate on the average balances outstanding was 5.53% during the nine months ended September 29, 2007.

5.        LONG-TERM DEBT

Long-term debt consisted of the following at the periods ended:

	September 29, 2007	December 30, 2006	September 30, 2006

Unsecured senior notes; principal payable in annual installments of $25,000 through September 5, 2009; interest payable semi-annually at 4.95%	$50,000	$75,000	$75,000
Unsecured revolving credit facility expiring June 30, 2012	195,000	--	13,389
Unsecured notes payable; balloon principal payable in full February 27, 2016; interest payable semi-annually at 5.99%	215,000	215,000	215,000
Senior unsecured notes payable due June 17, 2017; interest payable semi-annually at 6.08%	60,000	--	--
Unsecured revolving credit facility for Canadian operations expiring June 30, 2010	9,333	--	--
Capital lease obligations	13,813	13,948	14,007
Other	6,920	7,434	8,376
Total	550,066	311,382	325,772
Less current maturities of long-term debt	(26,760)	(26,803)	(27,356)
Long-term debt, less current maturities	$523,306	$284,579	$298,416

The Company has a credit agreement that provides for a $325,000 unsecured revolving credit facility.  Effective August 15, 2007, the Company entered into an agreement to amend this credit facility.  This amendment changed the expiration date of the revolving commitment to June 30, 2012, from June 30, 2010; increased the limit of letters of credit to $200,000 from $150,000; and amended certain covenants.  The credit facility may be increased to $450,000 upon request of the Company and the consent of the banks that are party to the credit agreement. The credit agreement permits the issuance of up to $200,000 in letters of credit and standby letters of credit, the nominal amount of which are applied against the overall credit limit available under the credit facility. At September 29, 2007, the principal amount outstanding under this credit agreement totaled $195,000.  The weighted average interest rate for borrowings on the line of credit was 6.24% during the nine months ended September 29, 2007.  Letters of credit and standby letters of credit totaling $99,165 were outstanding at September 29, 2007.  In addition, at September 29, 2007, the Company had an obligation under its open account document instructions program to pay $4,531 to participating vendors.

On June 15, 2007, the Company issued $60,000 of 6.08% senior unsecured notes pursuant to a supplement to the Company’s February 2006 debt issuance of $215,000. The notes mature on June 15, 2017, with interest on the notes payable semi-annually.  These notes contain the same default provisions and covenants as those pertaining to the February 2006 debt issuance, including limitations on indebtedness and financial covenants relating to net worth and fixed charges.

On September 19, 2007, the Company entered into an unsecured revolving credit agreement for $14,933 ($15,000 Canadian) in conjunction with the acquisition of the net assets of an outdoors specialty retailer located in Winnipeg, Canada.  This credit agreement expires on June 30, 2010. As of September 29, 2007, the amount outstanding under this revolving credit agreement was $9,333.  Interest is variable, computed at rates as defined in the agreement plus a margin and payable monthly.  At September 29, 2007, the interest rate was 5.88%.

At September 29, 2007, the Company was in compliance with all financial covenants under its credit agreements and unsecured notes.

The Company is also party to inventory financing agreements that allow certain boat and all-terrain vehicle merchandise vendors to give the Company extended payment terms.  The vendors are responsible for all interest payments for the financing period and the financing company holds a security interest in the specific inventory held by the Company.  The Company’s revolving credit facility limits this security interest to $50,000.  The Company records this merchandise in inventory with an offsetting liability in accounts payable in the consolidated balance sheets.  The loans and payments are reflected in the financing lines of credit in the Company’s consolidated cash flow statements.  The extended payment terms to the vendor do not exceed one year.  The outstanding liability was $4,139 at September 29, 2007.

6.                      EARNINGS PER SHARE (“EPS”)

Basic EPS is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period.  Diluted EPS is computed by dividing net income by the sum of the weighted average number of shares outstanding plus all additional common shares that would have been outstanding if potentially dilutive common share equivalents had been issued.  For the fiscal 2006 periods, options exercised prior to vesting have not been considered in the basic EPS calculation, but are considered in the computation of diluted EPS.

The following table reconciles the number of shares utilized in the EPS calculations for the periods presented.

	Three months ended		Nine months ended
	September 29, 2007	September 30, 2006	September 29, 2007	September 30, 2006
Weighted average number of shares:
Common shares - basic	65,825,895	65,271,870	65,701,443	65,180,992
Effect of incremental dilutive securities:
Stock options and employee stock purchase plan shares	1,205,207	1,212,436	1,616,039	1,311,429

Common shares - diluted	67,031,102	66,484,306	67,317,482	66,492,421

Options outstanding considered anti-dilutive	11,500	1,276,736	4,000	2,166,736

7.                      STOCKHOLDERS’ EQUITY AND DIVIDEND RESTRICTIONS

The most significant restrictions on the payment of dividends to stockholders are the covenants in the Company’s credit agreement and unsecured senior notes purchase agreements.  As of September 29, 2007, the Company had unrestricted retained earnings totaling $99,471 available for dividends to stockholders. However, the Company has never declared or paid any cash dividends on its common stock and does not anticipate paying any cash dividends in the foreseeable future.  Nebraska banking laws also govern the amount of dividends that WFB can pay to the Company.

8.                      COMPREHENSIVE INCOME

The components of comprehensive income and related tax effects were as follows for the periods presented.

	Three months ended		Nine months ended
	September 29, 2007	September 30, 2006	September 29, 2007	September 30, 2006

Net income	$13,232	$14,994	$31,638	$32,433

Changes in net unrealized holding gains (losses) on marketable securities, net of tax of $64, $770, $(619) and $409	107	1,284	(1,031)	650

Less adjustment for net (gains) losses on marketable securities included in net income, net of tax of $--, $(110), $-- and $(102)	--	(184)	--	(169)
	107	1,100	(1,031)	481
Changes in net unrealized holding gains (losses) on derivatives designated as cash flow hedges, net of tax of $61, $(27), $86 and $(16)	101	(45)	143	(25)

Less adjustment for reclassification of derivatives included in net income, net of tax of $(25), $--, $(44) and $(3)	(42)	1	(73)	(6)
	59	(44)	70	(31)

Comprehensive income	$13,398	$16,050	$30,677	$32,883

9.                      COMMITMENTS AND CONTINGENCIES

The Company leases various buildings, computer equipment, signs and storage space under operating leases, which expire on various dates through April 2033. Rent expense on these leases as well as other month to month rentals was $3,522 and $9,017 for the three and nine months ended September 29, 2007, respectively, and $1,073 and $3,487 for the three and nine months ended September 30, 2006, respectively.

The following is a schedule of future minimum rental payments under operating leases as of September 29, 2007:

For the three months ending December 29, 2007	$2,563
For fiscal year:
2008	5,792
2009	5,419
2010	4,930
2011	4,586
2012	4,167
Thereafter	78,336

$105,793

Certain leases include tenant allowances that will be amortized over the life of the lease. During the nine months ended September 29, 2007, the Company received $17,000 in tenant allowances.  The Company does not expect to receive additional tenant allowances in fiscal 2007 but does expect to receive approximately $36,700 in fiscal 2008.

The Company has entered into real estate purchase, construction and/or economic development agreements for various future retail store site locations. At September 29, 2007, the Company had cash commitments totaling $107,000 for the remainder of fiscal 2007 and $162,000 for fiscal 2008 for estimated capital expenditures and the purchase of future economic development bonds in connection with the construction and development of new retail stores.

Under various grant programs, state or local governments provide funding for certain costs associated with developing and opening a new retail store. The Company generally receives grant funding in exchange for commitments, such as assurance of agreed employment and wage levels at the retail store or that the retail store will remain open, made by the Company to the state or local government providing the funding. As of September 29, 2007, the total amount of grant funding subject to a specific contractual remedy was $13,086.

WFB enters into financial instruments with off-balance sheet risk in the normal course of business through the origination of unsecured credit card loans. These financial instruments consisted of commitments to extend credit totaling $10,913,605 and $9,528,456 at September 29, 2007, and December 30, 2006, respectively, and are in addition to existing balances a cardholder would have had with WFB at such dates.  These instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the consolidated balance sheets.  The principal amounts of these instruments reflect the maximum exposure WFB has in the instruments. WFB has not experienced, and does not anticipate, all of its cardholders exercising their entire available line of credit at any given point in time. WFB has the right to reduce or cancel these available lines of credit at any time.

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

Self-Insurance – The Company is self-insured for health claims up to $300 per individual. The Company’s liability for health claims submitted and for claims incurred but not yet reported totaled $3,449, $3,934 and $4,225 at September 29, 2007, December 30, 2006, and September 30, 2006, respectively.

The Company is also self-insured for workers’ compensation claims up to $500 per individual. The Company’s liability for workers’ compensation claims submitted and for claims incurred but not yet reported totaled $3,992, $3,843 and $2,895 at September 29, 2007, December 30, 2006, and September 30, 2006, respectively.

10.                     SEGMENT REPORTING

The Company has four reportable segments: Direct, Retail, Financial Services and Corporate Overhead and Other.  The Direct segment sells products through direct-mail catalogs and its e-commerce websites (Cabelas.com and complementary websites); the Retail segment sells products through retail stores of various sizes and formats; and the Financial Services segment issues co-branded credit cards.  Corporate Overhead and Other is the Company’s fourth segment primarily made up of land sales, employee discounts, corporate overhead and shared services.  The Company’s executive management, being its chief operating decision makers, assesses the performance of each operating segment based on an operating income measure.  This operating income measure is defined as net revenue less costs of merchandise and related acquisition expenses as well as certain directly identifiable and allocable operating costs as described below.  For the Direct segment, operating costs primarily consist of catalog development, production and circulation costs; e-commerce advertising costs and order processing costs.  Operating costs for the Retail segment primarily consist of labor and related benefits, advertising, depreciation and occupancy costs of retail stores.  For the Financial Services segment, these costs primarily consist of advertising and promotion, marketing fees, third-party services for processing credit card transactions, salaries and other general and administrative costs.  Expenses for the Corporate Overhead and Other segment include unallocated shared-service costs, general and administrative expenses, operations of various ancillary subsidiaries such as real estate development, travel and lodging (which are not aggregated with the other segments) and eliminations.  Unallocated shared-service costs include costs for services shared by two or more business segments (principally our Direct and Retail segments) and include receiving, distribution and storage costs of inventory, merchandising and quality assurance costs, as well as bonuses and corporate headquarters occupancy costs.  General and administrative expenses include costs associated with general corporate management and shared departmental services such as management information systems, finance, human resources and legal.

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

Results by business segment are presented in the following table for the three and nine months ended September 29, 2007, and September 30, 2006, respectively:

Three months ended September 29, 2007	Direct	Retail	Financial Services	Corporate Overhead and Other	Total

Revenue from external	$241,132	$256,836	$44,902	$3,939	$546,809
Revenue (loss) from internal	768	446	(153)	(1,061)	-
Total revenue	241,900	257,282	44,749	2,878	546,809

Operating income (loss)	40,897	26,940	9,569	(53,060)	24,346
As a % of revenue	16.9%	10.5%	21.4%	N/A	4.5%

Depreciation and amortization	$1,135	$6,868	$287	$6,270	$14,560
Assets	468,957	980,290	375,762	339,765	2,164,774

Three months ended September 30, 2006	Direct	Retail	Financial Services	Corporate Overhead and Other	Total

Revenue from external	$231,665	$218,378	$37,545	$2,865	$490,453
Revenue (loss) from internal	507	271	(153)	(625)	-
Total revenue	232,172	218,649	37,392	2,240	490,453

Operating income (loss)	35,727	29,630	7,689	(46,195)	26,851
As a % of revenue	15.4%	13.6%	20.6%	N/A	5.4%

Depreciation and amortization	$1,086	$4,659	$239	$5,600	$11,584
Assets	356,168	619,360	303,488	340,520	1,619,536

Nine months ended September 29, 2007	Direct	Retail	Financial Services	Corporate Overhead and Other	Total

Revenue from external	$682,161	$640,112	$121,952	$15,874	$1,460,099
Revenue (loss) from internal	1,485	1,487	(455)	(2,517)	-
Total revenue	683,646	641,599	121,497	13,357	1,460,099

Operating income (loss)	107,356	66,403	26,961	(143,731)	56,989
As a % of revenue	15.7%	10.4%	22.2%	N/A	3.9%

Depreciation and amortization	$3,262	$19,646	$819	$17,877	$41,604
Assets	468,957	980,290	375,762	339,765	2,164,774

Nine months ended September 30, 2006	Direct	Retail	Financial Services	Corporate Overhead and Other	Total

Revenue from external	$654,768	$514,272	$99,401	$14,080	$1,282,521
Revenue (loss) from internal	1,284	1,169	(455)	(1,998)	-
Total revenue	656,052	515,441	98,946	12,082	1,282,521

Operating income (loss)	97,420	58,870	21,815	(122,506)	55,599
As a % of revenue	14.8%	11.4%	22.0%	N/A	4.3%

Depreciation and amortization	$3,320	$13,076	$680	$15,142	$32,218
Assets	356,168	619,360	303,488	340,520	1,619,536

The components and amounts of net revenue for the Financial Services segment were as follows for the periods presented:

	Three months ended		Nine months ended
	September 29, 2007	September 30, 2006	September 29, 2007	September 30, 2006

Interest and fee income, net of provision for loan losses	$9,139	$6,372	$20,233	$17,360

Interest expense	(1,807)	(1,299)	(4,252)	(3,600)
Net interest income, net of provision for loan losses	7,332	5,073	15,981	13,760

Non-interest income:
Securitization income	50,679	44,294	144,315	120,074
Other non-interest income	13,592	10,505	36,072	28,586
Total non-interest income	64,271	54,799	180,387	148,660
Less: Customer rewards costs	(26,854)	(22,480)	(74,871)	(63,474)
Financial Services revenue	$44,749	$37,392	$121,497	$98,946

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

11.                      SUPPLEMENTAL CASH FLOW INFORMATION AND OTHER INFORMATION

The following table sets forth non-cash financing and investing activities and other cash flow information for the periods presented.

	September 29, 2007	September 30, 2006
Non-cash financing and investing activities:
Unpaid purchases of property and equipment included in accounts payable (1)	$67,639	$26,653
Capital lease obligations	202	5,649
Recording liabilities for unrecognized tax benefits and related interest expense as a reduction of beginning retained earnings on initial adoption of FIN 48	1,755	--
Transfer of land held for sale or development from property and equipment (construction in progress)	2,625	--

	Nine months ended
	September 29, 2007	September 30, 2006
Other cash flow information:
Interest paid	$22,166	$16,888
Capitalized interest	(3,060)	(338)
Interest paid, net of capitalized interest	$19,106	$16,550

Income taxes, net	$36,646	$40,561

(1)
Amounts reported as unpaid purchases are recorded as cash outflows from investing activities for purchases of property and equipment in the consolidated statements of cash flows in the period they are paid.

During the second quarter of fiscal 2007, the assets of the Company’s hotel operation in Sidney, Nebraska, were sold resulting in a pre-tax gain of $1,236 (or approximately $772 after-tax, or $0.01 per diluted share).  The gain on sale is classified in the Other Income section of the Company’s condensed consolidated statements of income.

12.                      STOCK OPTION PLANS

In March 2004, the Company adopted the Cabela’s Incorporated 2004 Stock Plan (the “2004 Plan”). The 2004 Plan provides for the grant of non-qualified stock options, incentive stock options, stock appreciation rights, restricted stock, restricted stock units and other stock-based awards to employees, directors and consultants. On May 15, 2007, the Company’s shareholders approved certain amendments to the 2004 Plan, including an amendment to increase the number of shares authorized for issuance by 3,500,000 shares.  As of September 29, 2007, a maximum of 6,252,500 shares of the Company’s common stock, subject to adjustment in the event of a stock split, consolidation or stock dividend, were subject to awards under the 2004 Plan. During the three months ended September 29, 2007, the Company granted 27,500 options to employees at an exercise price of $23.36 per share.  In addition, on May 15, 2007, the Company granted 1,035,500 options to employees at an exercise price of $22.37 per share.  These options granted in 2007 vest over three years and have an eight-year term.  On May 16, 2007, the Company granted 10,000 options to its non-employee directors at an exercise price of $22.32 per share.  These options vest on the first anniversary of the grant date and have a ten-year term.  As of September 29, 2007, there were 3,601,194 shares subject to options and 2,466,434 shares authorized and available for grant under the 2004 Plan.

The Company has an Employee Stock Purchase Plan (the “ESPP”) under which shares of common stock are available to be purchased by the Company’s employees.  The maximum number of shares of common stock available for issuance under the ESPP is 1,835,000, subject to adjustment in the event of a stock split, consolidation or stock dividend.  During the three and nine months ended September 29, 2007, 32,819 shares and 99,619 shares, respectively, were issued under the ESPP.  As of September 29, 2007, 1,479,263 shares were authorized and available for issuance.  Since inception of the ESPP, there have been 124,680 shares issued under market purchases rather than as new issuances.  The Company intends to utilize market purchases whenever possible.

The Company’s 1997 Stock Option Plan (the “1997 Plan”) provided for the granting of incentive stock options and nonqualified stock options to purchase shares of the Company’s common stock to officers, directors and key employees.  As of September 29, 2007, there were 1,749,940 shares subject to options under the 1997 Plan and no shares available for grant.

As of September 29, 2007, the Company’s total unrecognized deferred share-based compensation balance for unvested shares, net of expected forfeitures, was approximately $8,377 net of tax, which is expected to be amortized over a weighted average period of 3.75 years.

The Company’s consolidated net income for the three and nine months ended September 29, 2007, includes share-based compensation expense of $1,354 ($846 after-tax, or $0.01 per diluted share) and $3,468 ($2,168 after-tax, or $0.03 per diluted share), respectively, compared to $993 ($621 after-tax, or $0.01 per diluted share) and $2,627 ($1,642 after-tax, or $0.02 per diluted share) for the comparable fiscal 2006 periods.  This share-based compensation expense is recorded as a component of selling, general and administrative expenses in the condensed consolidated statements of income.

There were 461,758 options exercised during the nine months ended September 29, 2007. The aggregate intrinsic value of awards exercised was $7,817 during the nine months ended September 29, 2007, compared to $3,373 during the nine months ended September 30, 2006.  At September 29, 2007, based on the Company’s closing stock price of $23.65 per share, a total of 2,454,979 awards were in-the-money and exercisable.

13.	RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

Financial Accounting Statement (“FAS”) No. 155, Accounting for Certain Hybrid Financial Instruments – anamendment to FASB Statements No. 133 and 140 (“FAS 155”) is effective the beginning of fiscal 2007 for the Company.  FAS 155 addresses issues which had arisen related to FAS No.133, Accounting for Derivative Instruments and Hedging Activities.  FAS 155 allows, among other provisions, a company to elect fair value measurement of instruments in cases in which a derivative would otherwise have to be bifurcated.  The provisions of this statement had no effect on the Company’s financial position or results of operations.

FAS No. 156, Accounting for Servicing of Financial Assets – an amendment of FASBStatement No. 140 (“FAS 156”) is effective the beginning of fiscal 2007 for the Company.  FAS 156 requires that an entity separately recognize a servicing asset or servicing liability when it undertakes an obligation to service a financial asset under a servicing contract in certain situations.  Such servicing assets or servicing liabilities are required to be initially measured at fair value, if practicable.  FAS 156 also allows an entity to choose one of two methods when subsequently measuring its servicing assets and servicing liabilities: (i) the amortization method or (ii) the fair value measurement method.  The provisions of this statement had no effect on the Company’s financial position or results of operations.

Emerging Issues Task Force (“EITF”) Issue No. 06-3, How Taxes Collected FromCustomers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation) is effective for financial statement presentations beginning in fiscal 2007 for the Company.  EITF 06-3 specifies that entities should present taxes imposed concurrently on a specific revenue-producing transaction between a seller and a customer in the income statement on either a gross or a net basis based on their accounting policy. Disclosure is required if such taxes are significant and presented on a gross basis. The Company presents such taxes on a net basis.  The adoption of this statement did not have a material effect on the Company’s financial position or results of operations.

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

14.	SUBSEQUENT EVENT

On October 22, 2007, the Company entered into a short-term borrowing arrangement of $50,000 with a financial institution. This promissory note is unsecured and is due December 21, 2007.  The Company expects to repay amounts borrowed pursuant to the promissory note by either issuing senior notes to replace the promissory note or with cash derived from operations.  Advances under the promissory were used for general business purposes.

Item 2.                                Management's Discussion and Analysis of Financial Condition and Results of Operations

This report contains “forward-looking statements” that are based on our beliefs, assumptions and expectations of future events, taking into account the information currently available to us.  All statements other than statements of current or historical fact contained in this report are forward-looking statements within the meaning of the Private Securities Litigation Reform Act.  The words “believe,” “may,” “should,” “anticipate,” “estimate,” “expect,” “intend,” “objective,” “seek,” “plan,” and similar statements are intended to identify forward-looking statements.  Forward-looking statements involve risks and uncertainties that may cause our actual results, performance or financial condition to differ materially from the expectations of future results, performance or financial condition we express or imply in any forward-looking statements.  These risks and uncertainties include, but are not limited to:  the ability to negotiate favorable purchase, lease and/or economic development arrangements for new retail store locations; expansion into new markets; market saturation due to new retail store openings; the acceleration of new retail store openings; the rate of growth of general and administrative expenses associated with building a strengthened corporate infrastructure to support our growth initiatives; increasing competition in the outdoor segment of the sporting goods industry; the cost of our products; supply and delivery shortages or interruptions caused by system changes or other factors; adverse weather conditions, unseasonal weather conditions which impact the demand for our products; fluctuations in operating results; adverse economic conditions causing a decline in discretionary consumer spending; the cost of fuel increasing; delays in road construction and/or traffic planning around our new retail stores; road construction around our existing retail stores; labor shortages or increased labor costs; changes in consumer preferences and demographic trends; increased government regulation; inadequate protection of our intellectual property; decreased interchange fees received by our financial services business as a result of credit card industry litigation; other factors that we may not have currently identified or quantified; and other risks, relevant factors and uncertainties identified in our filings with the SEC (including the information set forth in the “Risk Factors” section of our Annual Report on Form 10-K for the fiscal year ended December 30, 2006 (our “2006 Form 10-K”), and in Part II, Item 1A of our Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2007), which filings are available at the SEC’s website at www.sec.gov.  Given the risks and uncertainties surrounding forward-looking statements, you should not place undue reliance on these statements.  Our forward-looking statements speak only as of the date of this report.  Other than as required by law, we undertake no obligation to update or revise forward-looking statements, whether as a result of new information, future events or otherwise.

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

Except for our accounting policy on inventories, our critical accounting policies and use of estimates utilized in the preparation of the condensed consolidated financial statements as of September 29, 2007, remain unchanged from December 30, 2006.  Effective December 31, 2006, we elected to change our method of valuing inventories from the last-in, first-out (“LIFO”) method to the first-in, first-out (“FIFO”) method.  See Note 2 “Change in Accounting Principles” for additional information on this change in methodology.  The effect of this change in accounting principle for the three and nine months ended September 29, 2007, and September 30, 2006, was not material.  Our accounting policy on inventories effective the beginning of fiscal 2007 is described in the following paragraph.  Our remaining critical accounting policies are discussed in our 2006 Form 10-K, as filed with the SEC, and should be read in conjunction with the annual consolidated financial statements and notes thereto.

Inventories

Merchandise inventories, net of allowances for shrink, returned or damaged goods and obsolescence are stated at the lower of cost or market. Cost is determined using the first-in first-out method, or FIFO, for all inventories. Prior to fiscal 2007, cost was determined using the last-in, first-out method (dollar value, link-chain) for all inventories except those inventories owned by two of our wholly-owned subsidiaries, Van Dyke Supply Company, Inc. and Wild Wings, LLC, which used the FIFO method. If all inventories for fiscal 2006 and 2005 had been valued using the FIFO method, which approximates replacement cost, the stated inventory value at the fiscal years ended 2006 and 2005 would have been equivalent to the values using the LIFO method. All inventories are in one inventory class and are classified as finished goods.

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

Overview

We are the world’s largest direct marketer, and a leading specialty retailer, of hunting, fishing, camping and related outdoor merchandise.  We serve people who enjoy the outdoor lifestyle through our well-established direct business and our growing number of retail stores.  Additionally, we benefit from our credit card operation that strategically supports our merchandising business by reinforcing our brand and increasing customer loyalty.  We report our business operations in the following segments:

•	Direct - consisting of our catalogs and websites;

•	Retail - consisting of our retail stores;

•	Financial Services - consisting of our credit card business managed and administered by our wholly-owned bank subsidiary, World’s Foremost Bank; and

•	Corporate Overhead and Other - consisting of corporate and other expenses, aggregated non-merchandising outfitter services and our real estate sales.

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

Net income for the three months ended September 29, 2007, was $13.2 million, or $0.20 per diluted share, compared to net income of $15.0 million, or $0.23 per diluted share, for the three months ended September 30, 2006.  For the nine months ended September 29, 2007, net income was $31.6 million, or $0.47 per diluted share, compared to net income of $32.4 million, or $0.49 per diluted share, for the nine months ended September 30, 2006.

Our efforts continue to focus on increasing our market share through expanding our merchandising business and increasing exposure to our loyalty programs, increasing comparable store sales, improving our operating margin and enhancing our systems.  Total revenue increased $56.3 million, or 11.5%, to $546.8 million for the three months ended September 29, 2007, compared to $490.5 million for the three months ended September 30, 2006.  For the nine months ended September 29, 2007, total revenue increased $177.6 million, or 13.8%, to $1.46 billion, compared to $1.28 billion for the nine months ended September 30, 2006.

Our three main business segments – Retail, Direct and Financial Services – continued to show significant revenue increases for the three and nine months ended September 29, 2007, compared to the respective periods of fiscal 2006. Retail revenue growth was primarily due to our four new retail stores that opened in the last half of fiscal 2006 and our Hazelwood, Missouri, store that opened in April 2007.  We also opened a retail store in Hoffman Estates, Illinois, in mid-September 2007 that contributed to revenue growth.  Retail revenue was also positively affected by increases in comparable store sales of 4.6% and 1.3%, respectively, for the three and nine months ended September 29, 2007, compared to the fiscal 2006 periods.  Marketing and search optimization initiatives to expand our Direct business also resulted in increased revenue for the fiscal 2007 periods compared to the respective periods of fiscal 2006. Increases in Financial Services revenue primarily resulted from growth in active credit card accounts.

Our operating margin decreased to 4.5% for the three months ended September 29, 2007, compared to 5.4% for the three months ended September 30, 2006.  Our operating margin was 3.9% for the nine months ended September 29, 2007, compared to 4.3% for the nine months ended September 30, 2006.  Our operating margin for our Direct segment increased for the three and nine months ended September 29, 2007, compared to the respective fiscal 2006 periods reflecting our emphasis on controlling costs and improving efficiencies while continuing our merchandise business expansion.  The operating margin for our Retail segment decreased for the three and nine months ended September 29, 2007, compared to the respective fiscal 2006 periods. During the fiscal 2007 third quarter, we initiated an advertising strategy for our retail stores aimed at capturing additional market share.  This advertising strategy, combined with an increase in the proportion of hard good sales to total sales and softer apparel sales, negatively affected our gross profit and operating margin for the fiscal 2007 three and nine month periods compared to the fiscal 2006 periods.  In addition, pre-opening costs increased $3.3 million and $5.1 million, respectively, comparing the three and nine months ended September 29, 2007, to the same fiscal 2006 periods due to new retail store openings.

Corporate overhead operating expenses increased during the three and nine month fiscal 2007 periods compared to the fiscal 2006 periods.  This increase in corporate overhead was primarily due to (i) increased salaries and benefits due to more employees in our distribution centers and headquarters compared to 2006, (ii) a higher bonus expense comparing the respective periods and (iii) increased depreciation expense associated with system upgrades that were not in service in the fiscal 2006 periods.

Beginning in fiscal 2007, we changed the targets and criteria used to measure performance under our short-term cash incentive plan.  For most participants in fiscal 2007, each target cash bonus opportunity will be based upon the achievement of corporate financial objectives as well as upon the achievement of pre-established individual performance goals.  Estimating the overall achievement of these goals for all participants results in higher expense of approximately $1.1 million and $4.9 million, respectively, for the three and nine months ended September 29, 2007, compared to the respective fiscal 2006 periods.  We expect the bonus expense for the fourth quarter of fiscal 2007 to be lower compared to the fiscal 2006 fourth quarter.  The expense related to this bonus plan is reflected in the Corporate Overhead and Other operating segment.

Retail Store Expansion

At the end of fiscal 2006, we operated 18 retail stores.  For fiscal 2007, we plan to open a total of eight retail stores. We opened a retail store in Hoffman Estates, Illinois, in September 2007, and in April 2007, we opened a retail store in Hazelwood, Missouri.  The remaining six retail stores that will be opened in fiscal 2007 are East Hartford, Connecticut; Gonzales, Louisiana; Hammond, Indiana; Reno, Nevada; Post Falls, Idaho; and Lacey, Washington.  These fiscal 2007 retail store openings will increase our total retail square footage by approximately 1.3 million square feet, or 47.3%, bringing our total retail store square footage to approximately 4.0 million square feet at the end of 2007.

We have also announced plans for retail stores to be opened in Rapid City, South Dakota; Wheat Ridge, Colorado; East Rutherford, New Jersey; Greenwood, Indiana; Scarborough, Maine; Billings, Montana; and Montreal, Canada. We will not open a retail store in Adairsville, Georgia, as previously announced.  We have identified many locations that may be suitable for new retail stores as part of our retail expansion strategy. We are beginning to locate our stores closer to more densely populated areas, and we believe that smaller-format retail stores provide more opportunities to facilitate faster retail expansion. Our new store development model will be more adaptable to different regional markets, provide a more cost-effective layout of product merchandise, and also make each store unique and tailored to its region in terms of both product offerings and store features that our customers have come to expect.  Through our extensive customer database generated by our Direct business and additional demographic and competitive research, we can identify geographic areas with a high concentration of customers that represent potential new markets for our retail stores. We believe there are many additional markets throughout North America that could potentially support one of our retail stores. We also believe that our customer database gives us a competitive advantage in tailoring product offerings in each of our retail stores to reflect our customers' regional preferences.

We had previously announced that beginning in January 2008 we would incorporate certain customer service enhancements in our retail stores.  We have moved up our execution date for these changes and, beginning in the third quarter of fiscal 2007, we began incorporating customer service enhancements into certain of our existing retail stores that are designed to increase customer convenience, purchasing and delivery options.  We expect that these enhancements will be available in most existing retail stores in early 2008 and in all future retail stores.  These enhancements include Internet kiosks, catalog order desks and in-store pick-up areas for catalog and Internet purchases.  Because these enhancements will cause our Direct business to establish nexus in the states where retail stores incorporating the enhancements are located, we will begin collecting and remitting sales taxes on Direct business sales to customers located in these states when the enhancements are implemented.

Significant amounts of cash are needed to open new retail stores. Depending upon the location and a variety of other factors, including store size and the extent of infrastructure improvements necessary, whether a proposed store site is new construction or leased, and based upon our prior experience, opening a single retail store generally requires expenditures in the range of $25.0 million to $60.0 million.  This amount includes the cost of real estate, site work, infrastructure improvements such as utilities and roads, buildings, equipment, fixtures (including taxidermy) and inventory.

Results of Operations

Our third fiscal quarter ended on the Saturday closest to September 30.  The three and nine month periods ended September 29, 2007, and September 30, 2006, each consisted of 13 weeks and 39 weeks, respectively.  Our operating results expressed as a percentage of revenue were as follows for the periods presented.

	Three months ended		Nine months ended
	September 29, 2007	September 30, 2006	September 29, 2007	September 30, 2006

Revenue	100.00%	100.00%	100.00%	100.00%
Cost of revenue	58.99%	59.16%	58.95%	59.41%
Gross profit (exclusive of depreciation and amortization)	41.01%	40.84%	41.05%	40.59%

Selling, general and administrative expenses	36.56%	35.36%	37.15%	36.25%
Operating income	4.45%	5.48%	3.90%	4.34%
Other income (expense):
Interest income	0.01%	0.06%	0.12%	0.13%
Interest expense	(0.77)%	(0.98)%	(0.94)%	(1.01)%
Other income (net)	0.18%	0.41%	0.37%	0.59%
Total other income (expense)	(0.58)%	(0.51)%	(0.45)%	(0.29)%
Income before provision for income taxes	3.87%	4.97%	3.45%	4.05%
Provision for income taxes	1.45%	1.91%	1.28%	1.52%
Net income	2.42%	3.06%	2.17%	2.53%

Segment Information

The following table sets forth the revenue and operating income of each of our segments for the periods presented.

	Three months ended		Nine months ended
(Dollars in Thousands)	September 29, 2007	September 30, 2006	September 29, 2007	September 30, 2006

Direct revenue	$241,900	$232,172	$683,646	$656,052
Retail revenue	257,282	218,649	641,599	515,441
Financial Services revenue	44,749	37,392	121,497	98,946
Other revenue	2,878	2,240	13,357	12,082
Total revenue	$546,809	$490,453	$1,460,099	$1,282,521

Direct operating income	$40,897	$35,727	$107,356	$97,420
Retail operating income	26,940	29,630	66,403	58,870
Financial Services operating income	9,569	7,689	26,961	21,815
Other operating income (loss)	(53,060)	(46,195)	(143,731)	(122,506)
Total operating income	$24,346	$26,851	$56,989	$55,599

As a Percentage of Total Revenue:
Direct revenue	44.2%	47.3%	46.8%	51.2%
Retail revenue	47.1%	44.6%	44.0%	40.2%
Financial Services revenue	8.2%	7.6%	8.3%	7.7%
Other revenue	0.5%	0.5%	0.9%	0.9%
Total revenue	100.0%	100.0%	100.0%	100.0%

As a Percentage of Segment Revenue:
Direct operating income	16.9%	15.4%	15.7%	14.8%
Retail operating income	10.5%	13.6%	10.4%	11.4%
Financial Services operating income	21.4%	20.6%	22.2%	22.0%
Total operating income (1)	4.5%	5.4%	3.9%	4.3%

(1)	The percentage of total operating income is a percentage of total consolidated revenue.

Three Months Ended September 29, 2007, Compared to Three Months Ended September 30, 2006

Revenue

Total revenue increased $56.3 million, or 11.5%, to $546.8 million for the three months ended September 29, 2007, compared to $490.5 million for the three months ended September 30, 2006, due to revenue growth in all segments.

Direct Revenue.  Direct revenue includes sales from orders placed over the phone, by mail and through our website and includes customer shipping charges.  Direct revenue increased $9.7 million, or 4.2%, to $241.9 million for the three months ended September 29, 2007, from $232.2 million for the fiscal 2006 third quarter. Internet visits increased 27.7%, to 22.7 million visits for the three months ended September 29, 2007, compared to 17.8 million visits for the three months ended September 30, 2006, as we continue to focus our efforts on utilizing marketing programs and search optimization programs to increase traffic to our website. The general product category that contributed the largest dollar volume increase to our Direct revenue for the three months ended September 29, 2007, compared to the fiscal 2006 third quarter was camping.

Retail Revenue.  Retail revenue includes all sales at our retail stores.  Retail revenue increased $38.7 million, or 17.7%, to $257.3 million for the three months ended September 29, 2007, compared to $218.6 million for the three months ended September 30, 2006, primarily due to a net increase in new store sales of $29.8 million.  In April 2007, we opened a retail store in Hazelwood, Missouri, and in mid-September 2007, we opened another retail store in Hoffman Estates, Illinois, compared to four new stores opened in the last half of fiscal 2006.  In addition, comparable store sales increased $8.9 million, or 4.6%, compared to the fiscal 2006 third quarter.  A store is included in our comparable store sales base on the first day of the month following the fifteen month anniversary of its opening or expansion by greater than 25% of total square footage.  The general product category that contributed the largest dollar volume increase to our Retail revenue growth for the three months ended September 29, 2007, compared to the three months ended September 30, 2006, was hunting equipment.

Financial Services Revenue.  Financial Services revenue includes securitization income, interest income and interchange and other fees net of reward program costs, interest expense, and credit losses from our credit card operations.  On a generally accepted accounting principles (“GAAP”) basis, Financial Services revenue increased $7.4 million, or 19.7%, to $44.7 million for the three months ended September 29, 2007, compared to the three months ended September 30, 2006.

For credit card loans securitized and sold, the loans are removed from our consolidated balance sheet and the net earnings on these securitized assets after paying outside investors are reflected as a component of our securitization income on a GAAP basis. The following table summarizes the results of our Financial Services segment for the three and nine months ended September 29, 2007, and September 30, 2006, on a GAAP basis with interest and fee income, interest expense and provision for loan losses for the credit card loans receivable we own reported in net interest income. Non-interest income on a GAAP basis includes servicing income, gains on sales of loans and income recognized on our retained interests, as well as interchange income on the entire managed portfolio.

Financial Services Revenue as Reported on a GAAP Basis:	Three months ended		Nine months ended
(In Thousands)	September 29, 2007	September 30, 2006	September 29, 2007	September 30, 2006

Interest and fee income, net of provision for loan losses	$9,139	$6,372	$20,233	$17,360

Interest expense	(1,807)	(1,299)	(4,252)	(3,600)
Net interest income, net of provision for loan losses	7,332	5,073	15,981	13,760

Non-interest income:
Securitization income (1)	50,679	44,294	144,315	120,074
Other non-interest income	13,592	10,505	36,072	28,586
Total non-interest income	64,271	54,799	180,387	148,660
Less: Customer rewards costs	(26,854)	(22,480)	(74,871)	(63,474)

Financial Services revenue	$44,749	$37,392	$121,497	$98,946

(1)
Includes pre-tax gains on sales of credit card loans totaling $7.2 million and $3.4 million for the three months ended September 29, 2007, and September 30, 2006, respectively, and $19.0 million and $12.1 million for the nine months ended September 29, 2007, and September 30, 2006, respectively.

In addition, we measure the results of our Financial Services business on a non-GAAP managed basis as presented in the following table labeled Managed Financial Services Revenue on a non-GAAP Basis. Interest income measured on a non-GAAP managed basis increased $10.2 million for the three months ended September 29, 2007, compared to the fiscal 2006 third quarter. The increase in interest income was primarily due to the increase in managed accounts and an increase in interest rates. Interchange income, net of rewards costs, increased $3.0 million. The increase in interchange income was driven by net purchases, which increased 19.7%, and by interchange rates, but was partially offset by an increase in customer rewards costs of 19.5%. The net increases in interest income and interchange income were partially offset by an increase in interest expense of $4.5 million due to increases in securitized credit card loans, borrowings and interest rates. Compared to the three months ended September 30, 2006, the number of average active accounts increased by 15.2% to 978,984 and the average balance per active account grew by 7.8% to approximately $1,768.

Our managed credit card loans represent credit card loans receivable we own plus securitized credit card loans. Since the financial performance of the managed portfolio has a significant impact on the earnings we will receive from servicing the portfolio, we believe the following table on a managed basis is important information to analyze our revenue in the Financial Services segment. This non-GAAP presentation reflects the financial performance of the credit card loans receivable we own plus those that have been sold for the three and nine months ended September 29, 2007, and September 30, 2006, and includes the effect of recording the retained interest at fair value. Interest income, interchange income (net of customer rewards) and fee income on both the owned and securitized portfolio are recorded in their respective line items. Interest paid to outside investors on the securitized credit card loans is included with other interest costs and included in interest expense. Credit losses on the entire managed portfolio are included in provision for loan losses. Although our consolidated financial statements are not presented in this manner, management reviews the performance of its managed portfolio in order to evaluate the effectiveness of its origination and collection activities, which ultimately affects the income we will receive for servicing the portfolio. The securitization of credit card loans primarily converts interest income, interchange income, credit card fees, credit losses and other income and expense related to the securitized loans into securitization income.

Managed Financial Services Revenue on a non-GAAP Basis:	Three months ended		Nine months ended
(Dollars in Thousands)	September 29, 2007	September 30, 2006	September 29, 2007	September 30, 2006

Interest income	$48,465	$38,257	$136,010	$104,720
Interchange income, net of customer rewards costs	16,940	13,981	46,690	37,974
Other fee income	7,425	6,058	19,502	16,532
Interest expense	(21,776)	(17,263)	(60,187)	(46,590)
Provision for loan losses	(8,931)	(6,442)	(23,374)	(18,354)
Other	2,626	2,801	2,856	4,664
Managed Financial Services revenue	$44,749	$37,392	$121,497	$98,946

As a Percentage of Average Managed Credit Card Loans
Managed Financial Services Revenue:
Interest income	11.2%	11.0%	11.1%	10.6%
Interchange income, net of customer rewards costs	3.9%	4.0%	3.8%	3.9%
Other fee income	1.7%	1.7%	1.6%	1.6%
Interest expense	(5.0)%	(5.0)%	(4.9)%	(4.7)%
Provision for loan losses	(2.1)%	(1.8)%	(1.9)%	(1.9)%
Other	0.6%	0.8%	0.2%	0.5%
Managed Financial Services revenue	10.3%	10.7%	9.9%	10.0%

Average reported credit card loans	$182,719	$133,866	$155,073	$128,161
Average managed credit card loans	1,730,886	1,394,377	1,633,446	1,315,000

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

Gross profit increased $23.9 million, or 11.9%, to $224.2 million for the three months ended September 29, 2007, from $200.3 million for the three months ended September 30, 2006.  Gross profit as a percentage of revenue increased 20 basis points to 41.0% for the three months ended September 29, 2007, from 40.8% for the three months ended September 30, 2006.  The 20 basis points increase in gross profit as a percentage of revenue was primarily due to an increase in our Financial Services revenue, which does not have any corresponding increase in cost of revenue.

Merchandising Business. The gross profit of our merchandising business increased $16.5 million, or 10.3%, to $176.6 million for the three months ended September 29, 2007, from $160.1 million for the three months ended September 30, 2006. The gross profit of our merchandising business decreased 10 basis points as a percentage of merchandise revenue to 35.4% for the three months ended September 29, 2007, compared to 35.5% for the three months ended September 30, 2006. During the fiscal 2007 third quarter, we initiated a promotional and advertising strategy for our retail stores aimed at capturing additional market share.  This strategy, combined with an increase in the proportion of hard good sales to total sales and softer apparel sales, decreased our gross profit for the fiscal 2007 third quarter by 90 basis points compared to the fiscal 2006 quarter.  Helping to offset this decrease was an 80 basis points increase resulting from increases in our shipping margins for the fiscal 2007 third quarter compared to the fiscal 2006 third quarter.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses include directly identifiable operating costs and other expenses, as well as depreciation and amortization.  SG&A expenses on a consolidated basis increased $26.5 million, or 15.3%, to $199.9 million for the three months ended September 29, 2007, from $173.4 million for the three months ended September 30, 2006. SG&A expenses were 36.6% of revenue for the three months ended September 29, 2007, compared to 35.4% for the three months ended September 30, 2006.  SG&A was higher for the three months ended September 29, 2007, compared to the fiscal 2006 third quarter primarily due to (i) increased salaries, benefits and recruiting costs because of more employees in our distribution centers, headquarters and new retail stores compared to 2006, (ii) increased Internet marketing costs and (iii) increased depreciation expense associated with new stores and system upgrades that were not in service in the fiscal 2006 quarter.

The most significant factors contributing to the increase in SG&A expenses by segment for the three months ended September 29, 2007, compared to the fiscal 2006 third quarter included:

•
Other SG&A expenses increasing approximately $6.9 million.

This net increase was primarily a result of increases in wages and related benefits of $3.0 million primarily due to increases in personnel as our corporate expansion continues.  In addition, there was an increase in bonus expense of $1.3 million primarily related to a change in the performance measurement under our short-term cash incentive plan. Depreciation expense increased $0.7 million due to system upgrades that were not in service in the fiscal 2006 quarter.  Equipment and software costs increased $1.6 million due to additional maintenance costs related to system upgrades.  Total Other SG&A costs as a percentage of consolidated revenue was 10.2% for the three months ended September 29, 2007, compared to 10.0% for the three months ended September 30, 2006.

•
Direct SG&A expenses increasing approximately $1.9 million.

The net increase in Direct SG&A was primarily due to an increase in Direct marketing costs of $3.5 million mainly associated with costs promoting our website.  Direct marketing costs increased to $35.6 million, or 10.9%, for the three months ended September 29, 2007, from $32.1 million for the three months ended September 30, 2006.  As a percentage of Direct revenue, Direct marketing costs were 14.7% for the three months ended September 29, 2007, compared to 13.8% for the three months ended September 30, 2006. Our catalog costs increased comparing the respective quarters primarily due to three new catalogs, additional remailings and inserts in the fiscal 2007 quarter that were not in the fiscal 2006 quarter. Costs related to our website have also increased comparing the fiscal 2007 third quarter to the third quarter of fiscal 2006.  Historically, we have disclosed catalog costs only as a percentage of Direct revenue as an indicator for catalog productivity.  As our Direct business has grown, certain marketing costs have become a more meaningful number.  Accordingly, we believe Direct marketing costs, which includes catalog costs, provides a more meaningful representation of the performance of our Direct business.  Increases in Direct SG&A were partially offset by the marketing fee paid to the Direct segment from the Financial Services segment which increased $1.6 million over the fiscal 2006 quarter, or 0.7% of Direct revenue.

•
Retail SG&A expenses increasing approximately $12.2 million.

New store operating costs increased $7.9 million related to our new retail stores that are not in our comparable store base. Total SG&A expenses in our comparable store base increased only $0.3 million.  As a percentage of comparable store base revenue, SG&A expenses decreased 0.7% to 18.0% for the three months ended September 29, 2007, compared to 18.7% for the fiscal 2006 quarter.  Pre-opening costs were up $3.3 million, and Retail overhead costs increased $0.7 million, or 0.3% of Retail revenue, compared to the third quarter of fiscal 2006.  This net increase in Retail overhead costs was primarily due to a net increase in Retail SG&A operating expenses of $2.9 million (of which $2.5 million is for salary, benefits, recruiting costs, training and travel expenses) partially offset by the marketing fee paid to the Retail segment from the Financial Services segment which increased $2.2 million over the 2006 quarter, or 1.0% of Retail revenue.

•
Financial Services SG&A expenses increasing approximately $5.5 million.

This increase in SG&A expenses was primarily due to an increase in the marketing fee of $3.8 million paid to our other segments. In addition, third-party data processing services related to our credit card processing increased $1.1 million as the number of credit card accounts and credit card transactions increased.

Operating Income

We define operating income as revenue less cost of revenue and selling, general and administrative expenses.  Given the mixture of segments we report and the different cost classifications inherent in each of their respective businesses, it is difficult to compare our consolidated results on the basis of gross profit, or the difference between revenue and cost of revenue.  We believe that operating income presents a more meaningful measure of our consolidated operating performance than gross profit because of the following factors:

•	our Financial Services segment does not have costs classified as cost of revenue, which results in a disproportionate gross profit contribution for this segment;

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

Operating income decreased $2.5 million, or 9.3%, to $24.3 million for the three months ended September 29, 2007, compared to the three months ended September 30, 2006. Operating income as a percentage of revenue decreased to 4.5% for the three months ended September 29, 2007, from 5.4% for the fiscal 2006 third quarter. This operating margin decrease of 90 basis points was primarily due to the decrease in our merchandising gross profit over the fiscal 2006 quarter and to increases in expenses incurred in corporate overhead compared to the fiscal 2006 third quarter.  In addition, pre-opening costs increased $3.3 million comparing the three months ended September 29, 2007, to the fiscal 2006 quarter due to new store openings.

Interest Expense

Interest expense decreased $0.6 million to $4.2 million for three months ended September 29, 2007, compared to $4.8 million for the three months ended September 30, 2006.  During the three months ended September 29, 2007, we capitalized interest totaling $2.7 million on qualifying fixed assets relating primarily to retail store construction compared to $0.2 million for the three months ended September 30, 2006. In addition, during the third quarter of fiscal 2007, we accrued approximately $0.3 million in interest expense relating to estimated tax benefits associated with uncertainties applicable to certain income tax positions.

Provision for Income Taxes

Our effective tax rate was 37.5% for the three months ended September 29, 2007, compared to 38.4% for the three months ended September 30, 2006. We expect our effective tax rate to increase incrementally as we open additional retail stores in more states. We adjusted upward our estimated annual effective income tax rate to 37.5% during the third quarter of fiscal 2006 causing the effective tax rate to be higher for the three months ended September 30, 2006.

Nine Months Ended September 29, 2007, Compared to Nine Months Ended September 30, 2006

Revenue

Total revenue increased $177.6 million, or 13.8%, to $1.46 billion for the nine months ended September 29, 2007, compared to $1.28 billion for the nine months ended September 30, 2006, due to revenue growth in all segments.

Direct Revenue.  Direct revenue increased $27.5 million, or 4.2%, to $683.6 million for the nine months ended September 29, 2007, from $656.1 million for the nine months ended September 30, 2006. Internet visits increased 27.3%, to 63.5 million visits for the nine months ended September 29, 2007, compared to 49.9 million visits for the nine months ended September 30, 2006.  Continuing to focus our efforts on utilizing marketing programs and search optimization programs to increase traffic to our website helped increase Direct revenue. The general product categories that contributed the largest dollar volume increase to our Direct revenue for the nine months ended September 29, 2007, compared to the respective fiscal 2006 period were clothing and footwear and camping.

Retail Revenue.  Retail revenue increased by $126.2 million, or 24.5%, to $641.6 million for the nine months ended September 29, 2007, compared to $515.4 million for the nine months ended September 30, 2006, primarily due to new store sales of $119.8 million.  In April 2007, we opened a retail store in Hazelwood, Missouri, and in mid-September 2007, we opened another retail store in Hoffman Estates, Illinois, compared to four new stores in the last half of fiscal 2006.  In addition, comparable store sales increased $6.4 million, or 1.3%, compared to the nine months ended September 30, 2006.  The general product category that contributed the largest dollar volume increase to our Retail revenue growth for the nine months ended September 29, 2007, compared to the respective fiscal 2006 period was hunting equipment.

Financial Services Revenue.  On a GAAP basis, Financial Services revenue increased $22.6 million, or 22.8%, to $121.5 million for the nine months ended September 29, 2007, compared to the nine months ended September 30, 2006.

Interest income measured on a non-GAAP managed basis increased $31.3 million for the first nine months of fiscal 2007 compared to the nine months ended September 30, 2006.  The increase in interest income was primarily due to the increase in managed accounts and an increase in interest rates. Interchange income, net of rewards costs, increased $8.7 million. The increase in interchange income was driven by net purchases, which increased 19.7%, and by interchange rates, but was partially offset by an increase in customer rewards costs of 18.0%. The net increases in interest income and interchange income were partially offset by an increase in interest expense of $13.6 million due to increases in securitized credit card loans, borrowings and interest rates. Compared to the nine months ended September 30, 2006, the number of average active accounts increased 15.5% to 955,940 and the average balance per active account grew 7.6% to approximately $1,709.

Gross Profit

Gross profit increased $78.9 million, or 15.2%, to $599.4 million for the nine months ended September 29, 2007, from $520.5 million for the nine months ended September 30, 2006.  Gross profit as a percentage of revenue increased 50 basis points to 41.1% for the nine months ended September 29, 2007, from 40.6% for the nine months ended September 30, 2006. This increase in our gross profit as a percentage of revenue was primarily due to an increase in our Financial Services revenue, which does not have any corresponding increase in cost of revenue.

Merchandising Business. The gross profit of our merchandising business increased $53.8 million, or 13.1%, to $466.2 million for the nine months ended September 29, 2007, from $412.4 million for the nine months ended September 30, 2006. The gross profit of our merchandising business as a percentage of merchandise revenue was 35.2% for both the nine months ended September 29, 2007, and September 30, 2006. An advertising and promotional strategy initiated in the fiscal 2007 third quarter to capture additional market share, combined with an increase in the proportion of hard good sales to total sales and softer apparel sales, as well as a refinement in the estimate of our drop ship costs in the fiscal 2007 first quarter, negatively affected our gross profit for the nine months ended September 29, 2007, compared to the nine months ended September 30, 2006. This negative effect on our merchandising gross profit was partially offset by improved merchandising operations which helped reduce our inventory shrink as well as our obsolete and slow moving inventory levels.  In addition, increases in our shipping margin increased our merchandising gross profit by 40 basis points over the fiscal 2006 nine month period.

Selling, General and Administrative Expenses

SG&A expenses on a consolidated basis increased $77.5 million, or 16.7%, to $542.4 million for the nine months ended September 29, 2007, from $464.9 million for the nine months ended September 30, 2006.  SG&A expenses were 37.2% of revenue for the nine months ended September 29, 2007, compared to 36.3% for the nine months ended September 30, 2006.  SG&A was higher for the nine months ended September 29, 2007, compared to the nine months ended September 30, 2006, primarily due to (i) increased salaries, benefits and recruiting costs  because of more employees in our distribution centers, headquarters and new retail stores compared to 2006, (ii) a higher bonus accrual comparing the respective periods due to timing differences, (iii) increased Internet marketing costs and (iv) increased depreciation expense associated with new stores and system upgrades that were not in service in the fiscal 2006 nine month period.

The most significant factors contributing to the increase in SG&A expenses by segment for the nine months ended September 29, 2007, compared to the nine months ended September 30, 2006 included:

•
Other SG&A expenses increasing approximately $23.7 million.

This increase was primarily a result of increases in wages and related benefits of $10.1 million due to increases in personnel as our merchandise revenue growth continues.  In addition, there was an increase in bonus expense of $5.9 million primarily related to the change in the performance measurement under our short-term cash incentive plan. Also, depreciation increased by $2.8 million due to system upgrades that were not in service during the first nine months of fiscal 2006. Total Other SG&A costs as a percentage of consolidated revenue increased from 10.2% to 10.6%.

•
Direct SG&A expenses increasing approximately $6.1 million.

This increase in Direct SG&A was primarily due to an increase in Direct marketing costs of $7.0 million related to costs promoting our website.  Direct marketing costs increased to $99.5 million, or approximately 7.6%, for the nine months ended September 29, 2007, from $92.5 million for the nine months ended September 30, 2006. As a percentage of Direct revenue, Direct marketing costs increased to 14.6% for the nine months ended September 29, 2007, from 14.1% for the nine months ended September 30, 2006. This increase in Direct marketing costs as a percentage of our Direct revenue was primarily due to increased costs related to our website, partially offset by the effective management of our print, paper and internal catalog production costs, despite postage increases comparing the nine months ended September 29, 2007, to the nine months ended September 30, 2006.  We continue to refine catalog content and distribution to increase catalog efficiency. Incidental equipment and software expenses increased by $2.0 million, specifically related to our website.  Increases to Direct SG&A were partially offset by the marketing fee paid to the Direct segment from the Financial Services segment which increased $5.1 million over the respective fiscal 2006 period, or 0.8% of Direct revenue.

•
Retail SG&A expenses increasing approximately $30.3 million.

New store operating costs increased $25.5 million related to our new retail stores that are not in our comparable store base. Total SG&A expenses in our comparable store base decreased by $1.3 million.  As a percentage of comparable store base revenue, SG&A expenses decreased 0.5% to 20.2% for the nine months ended September 29, 2007, compared to 20.7% for the nine months of fiscal 2006.  Pre-opening costs were up $5.1 million, and Retail overhead costs increased by $1.0 million, or 0.2% of Retail revenue, compared to the nine months ended September 30, 2006.  This net increase in retail overhead was primarily due to an increase of $6.9 million in Retail SG&A operating expenses (primarily salary, benefits, recruiting costs, training and travel expenses) partially offset by the marketing fee paid to the Retail segment from the Financial Services segment which increased $5.9 million over the respective fiscal 2006 period, or 1.2% of Retail revenue.

•
Financial Services SG&A expenses increasing approximately $17.4 million.

This increase in SG&A expenses was primarily due to an increase in the marketing fee of $11.0 million paid to our other segments. Advertising and promotional costs increased by $2.8 million due to increases in Visa assessments, new account acquisition costs and account retention tools. Fraud losses increased $0.8 million primarily due to an increase in counterfeit fraud.  Third-party data processing services related to our credit card processing increased $1.7 million as the number of credit card accounts and credit card transactions increased.

Operating Income

Operating income increased $1.4 million, or 2.5%, to $57.0 million for the nine months ended September 29, 2007, compared to $55.6 million for the nine months ended September 30, 2006. Operating income as a percentage of revenue on a consolidated basis was 3.9% for the nine months ended September 29, 2007, compared to 4.3% for the nine months ended September 30, 2006.  The operating margin of our Direct segment, and revenue from our Financial Services segment, increased for the nine months ended September 29, 2007, compared to the fiscal 2006 nine month period. These increases in operating income were reduced by additional expenses incurred in corporate overhead and pre-opening costs increasing by $5.1 million in the Retail segment associated with new store openings during the nine months ended September 29, 2007, compared to the nine months of fiscal 2006.

Interest Expense

Interest expense increased $0.8 million to $13.7 million for the nine months ended September 29, 2007, from $12.9 million for the nine months ended September 30, 2006.  The net increase in interest expense was primarily due to additional debt taken down during the nine months ended September 29, 2007, compared to the nine months of fiscal 2006.  During the nine months ended September 29, 2007, we capitalized interest totaling $3.1 million on qualifying fixed assets relating primarily to retail store construction compared to $0.3 million for the three months ended September 30, 2006. In addition, during the nine months ended September 29, 2007, we accrued approximately $0.7 million in interest expense relating to estimated tax benefits associated with uncertainties applicable to certain income tax positions.

Provision for Income Taxes

Our effective tax rate was 37.2% for the nine months ended September 29, 2007, compared to 37.5% for the nine months ended September 30, 2006. The current fiscal year decrease in the effective tax rate compared to the 37.5% effective tax rate for fiscal 2006 was due to a reduction in our income tax provision relating to a state tax settlement partially offset by an increase due to additional state income taxes where we have opened stores. We expect our effective tax rate to increase incrementally as we open additional retail stores in more states.

Bank Asset Quality

We securitize a majority of our credit card loans. On a quarterly basis, we transfer eligible credit card loans into a securitization trust. We are required to own at least a minimum twenty day average of 5.0% of the interests in the securitization trust. Therefore, these retained loans have the same characteristics as those loans sold to outside investors. Certain accounts are ineligible for securitization because they are delinquent at the time of sale to the trust, originated from sources other than Cabela's CLUB Visa credit cards and various other requirements. The total amount of ineligible loans and receivables were $14.4 million and $19.1 million at September 29, 2007, and December 30, 2006, respectively.

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

Our average managed credit card loans outstanding increased $275.8 million, or 20.3%, to $1.6 billion for the nine months ended September 29, 2007, from $1.4 billion for fiscal year 2006 and by $318.4 million, or 24.2%, from $1.3 billion for the nine months ended September 30, 2006. We believe that as our credit card accounts mature they are less likely to charge-off and less likely to be closed.

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

The following chart shows the percentage of our managed loans that have been delinquent at the periods ended:

Number of days delinquent	September 29, 2007	December 30, 2006	September 30, 2006

Greater than 30 days	0.99%	0.75%	0.84%
Greater than 60 days	0.58%	0.44%	0.45%
Greater than 90 days	0.30%	0.18%	0.19%

Charge-offs

Gross charge-offs reflect the uncollectible principal, interest and fees on a customer's account. Recoveries reflect the amounts collected on previously charged-off accounts.  We charge off credit card loans after an account becomes 130 days contractually delinquent, except for cardholder bankruptcies, cardholder deaths and fraudulent transactions, which are charged off sooner.

Our charge-off activity for the managed portfolio for the following periods is summarized below:

	Three months ended		Nine months ended
(Dollars in Thousands)	September 29, 2007	September 30, 2006	September 29, 2007	September 30, 2006

Gross charge-offs	$10,964	$7,859	$29,396	$22,015
Recoveries	(2,095)	(1,447)	(6,549)	(4,059)
Net charge-offs	$8,869	$6,412	$22,847	$17,956

Net charge-offs as a percentage of average managed loans	2.05%	1.84%	1.86%	1.82%

Liquidity and Capital Resources

Overview

Our merchandising business and our Financial Services segment have significantly different liquidity and capital needs. The primary cash requirements of our merchandising business relate to capital for new retail stores, purchases of inventory, investments in our management information systems and other infrastructure, purchases of economic development bonds related to the construction of new retail stores and other general working capital needs.  We historically have met these requirements by generating cash from our merchandising business operations, borrowing under revolving credit facilities, issuing debt and equity securities, obtaining economic development grants from state and local governments in connection with developing our retail stores, collecting principal and interest payments on our economic development bonds and from the retirement of economic development bonds.  The cash flow we generate from our merchandising business is seasonal, with our peak cash requirements for inventory occurring between May and November.  While we have consistently generated overall positive annual cash flow from our operating activities, other sources of liquidity are generally required by our merchandising business during these peak cash use periods.  These sources historically have included short-term borrowings under our revolving credit facility and access to debt markets.  While we generally have been able to manage our cash needs during peak periods, if any disruption occurred to our funding sources, or if we underestimated our cash needs, we would be unable to purchase inventory and otherwise conduct our merchandising business to its maximum effectiveness, which would result in reduced revenue and profits.

The primary cash requirements of our Financial Services segment relate to the generation of credit card loans and the purchase of points used in the Cabela’s CLUB Visa customer loyalty rewards program from our merchandising business.  The bank obtains funds for these cash requirements in the ordinary course of business through various financing activities, which include funding from securitization transactions, borrowing under its credit agreement or federal funds purchase agreements, accepting certificates of deposit and generating cash from operations.  Our bank’s charter is limited to issuing credit cards and accepting brokered certificates of deposit of one-hundred thousand dollars or more, and it does not accept demand deposits or make non-credit card loans.  Consequently, our bank cannot lend money to Cabela’s Incorporated or our other affiliates. The bank is subject to capital requirements imposed by Nebraska banking law and the Visa membership rules, and its ability to pay dividends is limited by Nebraska and federal banking law.

We believe that we will have sufficient capital available from current cash on hand, our revolving credit facility and other borrowing sources, expected future operations, and possibly additional monetization of our economic development bonds to fund our cash requirements and growth plans for the next 12 to 18 months.

Operating, Investing and Financing Activities

The following table presents changes in our cash and cash equivalents for the periods presented.

	Nine months ended

(In Thousands)	September 29, 2007	September 30, 2006

Net cash used in operating activities	$(157,737)	$(110,817)

Net cash used in investing activities	(228,532)	(96,228)

Net cash provided by financing activities	316,480	193,437

Cash used in operating activities increased $46.9 million for the nine months ended September 29, 2007, compared to the nine months ended September 30, 2006. This net increase in cash used was primarily due to inventory balances increasing $72.9 million during the nine months ended September 29, 2007, from inventory levels as of September 30, 2006, due to more new store openings scheduled in the Fall of 2007 compared to 2006.  Accounts payable decreased $13.6 million comparing the nine months ended September 29, 2007, to the nine months of fiscal 2006.  The net decrease in the change within accounts payable comparing periods was due to a decrease in the bank’s accounts payable totaling $20.2 million primarily related to the payable to the bank’s third-party processor for its credit card transactions and a decrease in payables for catalog costs of $4.3 million, partially offset by a net increase in inventory payables of $10.1 million.  We also utilized cash in the acquisition of land held for sale accounting for the net decrease of $13.3 million comparing the fiscal 2007 nine month period to the nine month period of fiscal 2006.  These uses of cash from operating activities were partially offset by a $22.6 million net increase in other current assets primarily from the bank’s Visa interchange funding account.  Timing issues for both this account and the third-party processing account are the primary reasons for the net changes between the nine months ended September 29, 2007, and September 30, 2006.  We received $17.0 million in tenant allowances during the nine months ended September 29, 2007, which accounts for the net increase of $12.0 million in deferred grant income and tenant allowances.  In addition, depreciation increased $9.5 million and accounts receivable increased $9.5 million offsetting cash used in operating activities.

Our LIFO calculation for income tax purposes utilizes a simplified LIFO approach which results in a book-tax difference. The aforementioned accounting change to the FIFO method increased the current portion of income taxes payable by approximately $4.7 million.  At September 29, 2007, we had $18.7 million included in the current portion of deferred income taxes payable in our condensed consolidated balance sheet related to the LIFO method used for income tax purposes.  We will incur this cash outlay of $18.7 million over the next four years based on our election in our 2007 federal income tax return to change our method of accounting for inventory from LIFO to FIFO for income tax purposes.

Cash used in investing activities increased $132.3 million for the nine months ended September 29, 2007, compared to the nine months ended September 30, 2006. This net increase was primarily due to capital expenditures relating to the construction of our new retail stores.  For the nine months ended September 29, 2007, capital expenditures totaled $259.5 million, an increase of $125.3 million over the first nine months of fiscal 2006.  We opened two retail stores in the nine months ended September 29, 2007, and plan to open another six stores during the fourth quarter.  For fiscal 2006, four retail stores were opened in the second half of 2006.  Significant amounts of cash are needed in order to open new retail stores and implement our retail growth strategy.  Depending upon the location and a variety of other factors, including store size and the amount of infrastructure improvements necessary, whether a proposed store site is new construction or leased, and based upon our prior experience, opening a single retail store generally requires expenditures in the range of $25.0 million to $60.0 million.  This amount includes the cost of real estate, site work, infrastructure improvements such as utilities and roads, buildings, equipment, fixtures (including taxidermy) and inventory. At September 29, 2007, we had estimated total cash commitments of $107.0 million related to our 2007 retail stores and $162.0 million related to our new retail stores scheduled to open in 2008. These estimated cash commitments do not include any costs associated with two other announced retail store locations as their costs are not determinable at this time.  Certain contractual aspects of our retail store locations are in various stages of negotiations and are subject to customary conditions to closing.  We expect to incur the majority of the costs for the 2007 retail stores in the fourth quarter of fiscal 2007.  Purchases of marketable securities decreased $6.8 million comparing the respective nine-month periods. Economic development bonds totaling $1.1 million relating to our Lehi, Utah, retail store were redeemed in the third quarter of fiscal 2007.  In addition, economic development bonds totaling $42.9 million and $53.0 million relating to our Wheeling, West Virginia, retail store and distribution center were retired during the nine months ended September 29, 2007, and September 30, 2006, respectively, resulting in a net decrease of $9.0 million in proceeds from the retirement of marketable securities.

Cash provided by financing activities totaled $316.5 million for the nine months ended September 29, 2007, compared to $193.4 million for the nine months ended September 30, 2006. This net increase in cash comparing periods was due to a net increase of $232.1 million in borrowings on lines of credit, inventory financing and other short-term borrowings primarily related to purchasing inventory for the additional new stores scheduled to open in the Fall of 2007 compared to 2006.  In addition, unpresented checks net of bank balance increased $50.4 million due to timing of when checks cleared our bank.  Partially offsetting these increases was a net difference of $154.2 million in long-term debt issuances used to support our retail store expansion.

On June 15, 2007, we issued $60.0 million aggregate principal amount of 6.08% senior unsecured notes. The notes mature on June 15, 2017, and interest on the notes is payable semi-annually.  We used the proceeds from this offering for new retail store expansion, including capital expenditures and purchase of economic development bonds, and general corporate purposes.

WFB entered into a credit agreement on June 21, 2007, for a $50.0 million variable funding facility.  This facility is secured by a participation interest in the transferor’s interest of the Cabela’s Master Credit Card Trust.  As of September 29, 2007, $50.0 million was outstanding under the facility. The credit agreement expires on June 20, 2008.

In addition to the cash commitments for capital expenditures and economic development bonds, we have entered into certain lease agreements for retail locations.  See Note 9 “Commitments and Contingencies” for our commitments for future minimum rental payments under operating leases as of September 29, 2007.  Some of these leases for constructed assets contain customary conditions of performance by other parties.  Certain of these leases include tenant allowances that will be amortized over the life of the lease. During the nine months ended September 29, 2007, we received $17.0 million in tenant allowances.  We expect to receive tenant allowances totaling $36.7 million in 2008.

Grants and Economic Development Bonds

Grants. Under various grant programs, state or local governments provide funding for certain costs associated with developing and opening a new retail store. We generally have received grant funding in exchange for commitments made by us to the state or local government providing the funding.  The commitments, such as assurance of agreed employment and wage levels at our retail stores or that the retail store will remain open, typically phase out over approximately five to 10 years. If we fail to maintain the commitments during the applicable period, the funds we received may have to be repaid or other adverse consequences may arise, which could affect our cash flows and profitability. As of September 29, 2007, and December 30, 2006, the total amount of grant funding subject to a specific contractual remedy was $13.1 million and $14.4 million, respectively.

Economic Development Bonds. Through economic development bonds, the state or local government sells bonds to provide funding for land acquisition, readying the site, building infrastructure and related eligible expenses associated with the construction and equipping of our retail stores. Generally, we have been the sole purchaser of these bonds. The bond proceeds that are received by the governmental entity are then used to fund the construction and equipping of new retail stores and related infrastructure development. While purchasing these bonds involves an initial cash outlay by us in connection with a new store, some or all of these costs can be recaptured through the repayments of the bonds. The payments of principal and interest on the bonds are typically tied to sales, property or lodging taxes generated from the store and, in some cases, from businesses in the surrounding area, over periods which range between 20 and 30 years. In addition, some of the bonds that we have purchased may be repurchased for par value by the governmental entity prior to the maturity date of the bonds. However, the governmental entity from which we purchase the bonds is not otherwise liable for repayment of principal and interest on the bonds to the extent that the associated taxes are insufficient to pay the bonds.  After purchasing the bonds, we typically carry them on our consolidated balance sheet as “available for sale” marketable securities and value them based upon management’s projections of the amount of tax revenue expected to be generated to support principal and interest payments on the bonds.  We have limited experience in valuing these bonds and, because of the unique features of each project, there is no independent market data for valuation of these types of bonds.  If sufficient tax revenue is not generated by the subject properties, we will not receive scheduled payments and will be unable to realize the full value of the bonds carried on our consolidated balance sheet.  As of September 29, 2007, and December 30, 2006, we carried $79.3 million and $116.2 million, respectively, of economic development bonds on our consolidated balance sheet.

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

The total amounts and maturities for our credit card securitizations as of September 29, 2007, were as follows:

Series	Type	Initial Amount	Interest Rate	Expected Final Maturity
(Dollars in Thousands)
Series 2003-1	Term	$300,000	Floating (1)	January 2008
Series 2004-I	Term	75,000	Fixed	March 2009
Series 2004-II	Term	175,000	Floating	March 2009
Series 2005-I	Term	140,000	Fixed	October 2010
Series 2005-I	Term	110,000	Floating	October 2010
Series 2006-III	Term	250,000	Fixed	October 2011
Series 2006-III	Term	250,000	Floating	October 2011
Series 2006-I	Variable Funding	350,000	Floating	October 2008

(1)	The trust has entered into an agreement to convert the floating rate certificate into a fixed rate obligation.

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

Certificates of Deposit

We utilize certificates of deposit to partially finance the operating activities of our bank. Our bank issues certificates of deposit in a minimum amount of one-hundred thousand dollars in various maturities.   As of September 29, 2007, we had $97.6 million of certificates of deposit outstanding with maturities ranging from October 2007 to April 2016 and with a weighted average effective annual fixed rate of 5.05%. Certificate of deposit borrowings are subject to regulatory capital requirements.

Credit Facility and Other Indebtedness

On June 15, 2007, we issued and sold $60.0 million aggregate principal amount of 6.08% senior unsecured notes pursuant to a supplement to our February 2006 debt issuance of $215.0 million. The notes mature on June 15, 2017, and interest on the notes is payable semi-annually.  These notes contain the same default provisions and covenants as those pertaining to the February 2006 debt issuance, including limitations on indebtedness and financial covenants relating to net worth and fixed charges.

We are party to a credit agreement that provides for a $325.0 million unsecured revolving credit facility that expires on June 30, 2012.  The credit facility may be increased to $450.0 million upon our request and the consent of the banks that are party to the credit agreement.  The credit agreement permits the issuance of up to $200.0 million in letters of credit and standby letters of credit, the nominal amount of which are applied against the overall credit limit available under the credit facility. During the term of the facility, we are required to pay a quarterly facility fee on the average daily unused principal balance on the line of credit. At September 29, 2007, the principal amount outstanding on the credit facility was $195.0 million and the average outstanding principal balance during the first nine months of fiscal 2007 was $30.7 million.  The weighted average interest rate on the line of credit was 6.24% during the nine months ended September 29, 2007.  Letters of credit and standby letters of credit totaling $99.2 million were outstanding at September 29, 2007.  The average outstanding amount of letters of credit during the nine months ended September 29, 2007, was $66.4 million.  Our total remaining borrowing capacity under the credit facility as of September 29, 2007, after subtracting the outstanding principal amount, outstanding letters of credit of $76.0 million and standby letters of credit of $23.2 million, was $30.8 million.  The credit agreement requires that we comply with certain financial and other customary covenants, including requirements that we maintain the following financial ratios:

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

The credit agreement includes a dividend provision limiting the amount we can pay to our stockholders, which at September 29, 2007, was not in excess of $99.5 million.  The agreement also has a provision permitting acceleration by the lenders in the event there is a change in control, as defined.  In addition, the credit agreement contains cross default provisions to other outstanding debt.  In the event we fail to comply with these covenants, a default is triggered, and all outstanding letters of credit and all principal and outstanding interest would immediately become due and payable. In addition, at September 29, 2007, we have an obligation under our open account documents instructions program to pay $4.5 million to participating vendors.

We had $215.0 million in unsecured notes outstanding at September 29, 2007, with principal payable in full February 2016 and interest payable semiannually at a rate of 5.99%.  These notes require that we comply with several financial and other covenants, including requirements that we maintain the following financial ratios as set forth in the note purchase agreements:

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

On September 19, 2007, we entered into an unsecured revolving credit agreement for $14.9 million ($15.0 million Canadian) in conjunction with the acquisition of the net assets of an outdoors specialty retailer located in Winnipeg, Canada.  This credit agreement expires on June 30, 2010. As of September 29, 2007, the amount outstanding under this revolving credit agreement was $9.3 million.  Interest is variable, computed at rates as defined in the agreement plus a margin and payable monthly.  At September 29, 2007, the interest rate was 5.88%.

At September 29, 2007, we also had $50.0 million in senior unsecured notes outstanding with a fixed interest rate of 4.95% payable semi-annually.  These senior notes have principal payable in annual installments of $25.0 million and are due September 2009.  At September 29, 2007, we were in compliance with all financial covenants under our credit agreements and unsecured notes.

We are party to inventory financing agreements that allow certain vendors providing boat and all terrain vehicle merchandise to give us extended payment terms.  The vendors are responsible for all interest payments for the financing period and the financing company holds a security interest in the specific inventory we hold.  Our revolving credit facility limits this security interest to $50.0 million. The extended payment terms to the vendors do not exceed one year.  The outstanding liability under the inventory financing agreements was $4.1 million at September 29, 2007, compared with $9.8 million at December 30, 2006.

Our bank has unsecured federal funds purchase agreements with two financial institutions.  The maximum amount of funds that can be outstanding is $85.0 million of which no amounts were outstanding at September 29, 2007. During the three and nine months ended September 29, 2007, the average balance outstanding was approximately $2.6 million and $1.5 million, respectively, with a weighted average rate of 5.53% for the nine months ended September 29, 2007.

Our bank entered into a credit agreement on June 21, 2007, for a $50.0 million variable funding facility.  This facility is secured by a participation interest in the transferor’s interest of the Cabela’s Master Credit Card Trust.  The facility limit was increased to $75.0 million on October 9, 2007.  The facility carries a liquidity fee of 0.15% on the outstanding commitment and a program fee of 0.10% on the principal amount outstanding. The interest rate on the facility is based upon the interest rate for commercial paper issued by the lender and was 5.68% at September 29, 2007. The weighted average interest rate was 5.52% on this credit agreement since June 21, 2007. The credit agreement expires on June 20, 2008.

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

Credit Card Limits -- The bank bears off-balance sheet risk in the normal course of its business. One form of this risk is through the bank's commitment to extend credit to cardholders up to the maximum amount of their credit limits. The aggregate of such potential funding requirements totaled $10.9 billion as of September 29, 2007, and $9.5 billion as of December 30, 2006, which amounts were in addition to existing balances cardholders had at such dates. These funding obligations are not included on our consolidated balance sheet. While the bank has not experienced, and does not anticipate that it will experience, a significant draw down of unfunded credit lines by its cardholders, a significant draw down would create a cash need at the bank which likely could not be met by our available cash and funding sources. The bank has the right to reduce or cancel these available lines of credit at any time.

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

Financial Services Interest Rate Risk

Interest rate risk refers to changes in earnings or the net present value of assets and off-balance sheet positions less liabilities (termed "economic value of equity") due to interest rate changes.  To the extent that interest income collected on managed loans and interest expense do not respond equally to changes in interest rates, or that rates do not change uniformly, securitization earnings and economic value of equity could be affected.  Our net interest income on managed credit card loans is affected primarily by changes in short-term interest rate indices such as LIBOR and prime rate. The variable-rate credit card loans are indexed to the prime rate. Securitization certificates and notes are indexed to LIBOR-based rates of interest and are periodically repriced.  Interest on our variable funding facility is based on the interest rate for commercial paper issued by the lender and interest on federal funds reprices daily based on current federal funds rates.  Certificate of deposits are priced at the current prevailing market rate at the time of issuance.  We manage and mitigate our interest rate sensitivity through several techniques, but primarily by modifying the contract terms with our cardholders, including interest rates charged, in response to changing market conditions. Additional techniques we use include (i) managing the maturity, repricing and distribution of assets and liabilities by issuing fixed-rate securitization certificates and notes and (ii) by entering into interest rate swap agreements to hedge our fixed-rate exposure from interest strips.

The following table shows the mix of credit card account balances for each interest rate at the periods ended:

	September 29, 2007	December 30, 2006	September 30, 2006
As a percentage of total balances outstanding

Balances carrying interest rate based upon the national prime lending rate	62.8%	60.2%	62.7%
Balances carrying an interest rate of 9.99% or lower	2.7%	3.4%	2.7%
Balances not carrying interest because their previous month's balance was paid in full	34.5%	36.4%	34.6%

	100.0%	100.0%	100.0%

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

Management has performed an interest rate gap analysis to measure the effects of the timing of the repricing of our interest sensitive assets and liabilities. Based on this analysis, we believe that if there is an immediate increase of 100 basis point in the market rates for which our assets and liabilities are indexed during the next twelve months, our projected operating results would not be materially affected. Management also has performed a projected interest rate gap analysis for the same future twelve month period to measure the effects of a change in the spread between the prime interest rate and the LIBOR interest rate. Based on this analysis, we believe that an immediate 50 basis point decrease in this spread would cause a corresponding decrease of approximately $6.1 million on the projected pre-tax income of our Financial Services segment over the next 12 months, while an immediate 50 basis point increase in this spread would cause an increase of approximately $6.1 million on the projected pre-tax income of our Financial Services segment over the next 12 months, either of which could have a material effect on our operating results.

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

In connection with this quarterly report on Form 10-Q, our Chief Executive Officer and Chief Financial Officer evaluated, with the participation of our management, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on management’s evaluation, our Chief Executive Officer and Chief Financial Officer each concluded that our disclosure controls and procedures were effective as of September 29, 2007.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended September 29, 2007, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 4.                                Submission of Matters to Vote of Security Holders.

Not applicable.

Item 5.                                Other Information.

Not applicable.

Item 6.                                Exhibits.

(a)	Exhibits.

Exhibit Number	Description

10	First Amendment to Second Amended and Restated Credit Agreement

31.1	Certification of CEO Pursuant to Rule 13a-14(a) under the Exchange Act

31.2	Certification of CFO Pursuant to Rule 13a-14(a) under the Exchange Act

32	Certifications Pursuant to 18 U.S.C. Section 1350

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CABELA'S INCORPORATED

Dated: November 5, 2007	By:	/s/ Dennis Highby
Dennis Highby
President and Chief Executive Officer

Dated: November 5, 2007	By:	/s/ Ralph W. Castner
Ralph W. Castner
Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description

10	First Amendment to Second Amended and Restated Credit Agreement

31.1	Certification of CEO Pursuant to Rule 13a-14(a) under the Exchange Act

31.2	Certification of CFO Pursuant to Rule 13a-14(a) under the Exchange Act

32	Certifications Pursuant to 18 U.S.C. Section 1350