Form 10-Q
period 2008-03-29
CABELAS INC
filed 2008-05-02
CIK 1267130

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 29, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 1-32227

CABELA’S INCORPORATED
(Exact name of registrant as specified in its charter)
Delaware	20-0486586
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

One Cabela Drive, Sidney, Nebraska	69160
(Address of principal executive offices)	(Zip Code)

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

Common stock, $0.01 par value: 66,011,696 shares as of April 28, 2008.

CABELA’S INCORPORATED

FORM 10-Q
QUARTERLY PERIOD ENDED MARCH 29, 2008

PART I – FINANCIAL INFORMATION

Item 1.                      Financial Statements

CABELA’S INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Dollars in Thousands Except Share and Per Share Amounts)
(Unaudited)

	Three Months Ended

	March 29. 2008	March 31, 2007
Revenue:
Merchandise sales	$490,911	$422,639
Financial services revenue	40,708	35,734
Other revenue	3,920	3,718
Total revenue	535,539	462,091

Total cost of revenue (exclusive of depreciation and amortization)	313,802	278,032
Selling, distribution, and administrative expenses	200,651	171,668
Operating income	21,086	12,391

Interest (expense) income, net	(7,141)	(3,398)
Other non-operating income, net	1,859	2,196
Income before provision for income taxes	15,804	11,189
Provision for income taxes	5,848	4,047

Net income	$9,956	$7,142

Basic net income per share	$0.15	$0.11
Diluted net income per share	$0.15	$0.11

Basic weighted average shares outstanding	65,934,381	65,495,612
Diluted weighted average shares outstanding	66,575,573	67,103,984

Refer to notes to unaudited condensed consolidated financial statements.

CABELA’S INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands Except Par Values)
(Unaudited)

ASSETS	March 29, 2008	December 29, 2007	March 31, 2007
CURRENT
Cash and cash equivalents	$78,085	$131,182	$51,985
Accounts receivable, net of allowance for doubtful accounts of $1,861, $1,851 and $1,701	56,713	46,857	30,869
Credit card loans, net of allowances of $1,210, $1,197 and $968	175,254	191,893	130,056
Inventories	620,925	608,159	505,337
Prepaid expenses and other current assets	139,924	116,297	137,326
Total current assets	1,070,901	1,094,388	855,573
Property and equipment, net	900,280	904,052	637,111
Land held for sale or development	34,811	34,802	21,078
Retained interests in securitized loans	36,864	51,777	35,334
Economic development bonds	106,314	98,035	117,008
Other assets	30,685	29,776	18,678
Total assets	$2,179,855	$2,212,830	$1,684,782

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT
Accounts payable, including unpresented checks of $18,352, $11,340 and $18,502	$190,328	$281,391	$239,668
Gift certificates and credit card and loyalty rewards programs	169,006	184,257	132,992
Accrued expenses	88,627	139,510	84,325
Time deposits	65,494	49,219	29,748
Short-term borrowings of financial services subsidiary	--	100,000	--
Current maturities of long-term debt	26,564	26,785	26,689
Income taxes payable	4,468	34,341	--
Deferred income taxes	15,568	15,601	15,508
Total current liabilities	560,055	831,104	528,930
Long-term debt, less current maturities	599,802	376,600	287,556
Long-term time deposits	118,071	111,372	71,094
Deferred income taxes	31,063	31,113	29,316
Other long-term liabilities	32,059	34,082	25,039

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Preferred stock, $0.01 par value; Authorized -- 10,000,000 shares; Issued – none	--	--	--
Common stock, $0.01 par value:
Class A Voting, Authorized – 245,000,000 shares; Issued – 66,011,696, 65,888,384 and 63,851,652 shares	660	659	639
Class B Non-voting, Authorized – 245,000,000 shares; Issued – none, none and 1,820,437 shares	--	--	18
Additional paid-in capital	260,047	257,351	251,571
Retained earnings	581,228	571,272	490,535
Accumulated other comprehensive income (loss), net	(3,130)	(723)	84
Total stockholders’ equity	838,805	828,559	742,847
Total liabilities and stockholders’ equity	$2,179,855	$2,212,830	$1,684,782

Refer to notes to unaudited condensed consolidated financial statements.

CABELA’S INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(Unaudited)

	Three Months Ended

CASH FLOWS FROM OPERATING ACTIVITIES:	March 29, 2008	March 31, 2007
Net income	$9,956	$7,142
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	17,747	13,253
Stock based compensation	1,420	856
Deferred income taxes	(3,178)	(3,455)
Other, net	(2,147)	947
Change in operating assets and liabilities:
Accounts receivable	(10,510)	7,493
Originations of credit card loans held for sale, net of collections	15,908	20,479
Retained interests in securitized loans	8,913	3,699
Inventories	(12,766)	(20,923)
Prepaid expenses and other current assets	(20,964)	(29,448)
Land held for sale or development	(9)	(131)
Accounts payable and accrued expenses	(132,738)	(79,708)
Gift certificates and credit card and loyalty rewards programs	(15,251)	(11,218)
Other long-term liabilities	2,467	8,612
Income taxes payable/receivable	(29,888)	(18,854)
Net cash used in operating activities	(171,040)	(101,256)
CASH FLOWS FROM INVESTING ACTIVITIES:
Property and equipment additions	(49,698)	(37,640)
Proceeds from maturities of economic development bonds	128	329
Change in credit card loans receivable, net	481	1,580
Change in cash reserves for retained interests	6,000	--
Other investing changes, net	(1,437)	(366)
Net cash used in investing activities	(44,526)	(36,097)
CASH FLOWS FROM FINANCING ACTIVITIES:
Change in unpresented checks net of bank balance	7,012	18,502
Change in time deposits, net	22,974	(1,354)
Changes in short-term borrowings of financial services subsidiary, net	(100,000)	(6,491)
Borrowings on revolving credit facilities and inventory financing	262,600	33,175
Repayments on revolving credit facilities and inventory financing	(92,135)	(30,822)
Issuances of long-term debt	61,200	800
Payments on long-term debt	(548)	(450)
Exercise of employee stock options	1,248	2,329
Other financing changes, net	118	746
Net cash provided by financing activities	162,469	16,435

Net change in cash and cash equivalents	(53,097)	(120,918)
Cash and cash equivalents, at beginning of period	131,182	172,903
Cash and cash equivalents, at end of period	$78,085	$51,985

Refer to notes to unaudited condensed consolidated financial statements.

CABELA’S INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands Except Share and Per Share Amounts)
(Unaudited)

1.            MANAGEMENT REPRESENTATIONS

The condensed consolidated financial statements included herein are unaudited and have been prepared by Cabela’s Incorporated and its wholly-owned subsidiaries (“Cabela’s,” “Company,” “we,” “our,” or “us”) pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. Our condensed consolidated balance sheet as of December 29, 2007, was derived from the Company’s audited consolidated balance sheet as of that date. All other condensed consolidated financial statements contained herein are unaudited and reflect all adjustments which are, in the opinion of management, necessary to summarize fairly our financial position and results of operations and cash flows for the periods presented. All of these adjustments are of a normal recurring nature. All material intercompany balances and transactions have been eliminated in consolidation. Because of the seasonal nature of our operations, results of operations of any single reporting period should not be considered as indicative of results for a full year. These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the fiscal year ended December 29, 2007.

Reporting Periods:

Unless otherwise stated, the fiscal periods referred to in the notes to these condensed consolidated financial statements are the 13 weeks ended March 29, 2008 (the “three months ended March 2008”), the 13 weeks ended March 31, 2007 (the “three months ended March 2007”), and the 52 weeks ended December 29, 2007 (“year ended 2007”).

Reclassification:

Effective June 30, 2007, we reclassified an accrued interest receivable balance totaling $5,672 associated with our economic development bonds from accounts receivable to other current assets in the consolidated balance sheet as of March 31, 2007, to conform to the presentations as of March 29, 2008, and December 29, 2007.  The corresponding line items in the condensed consolidated statement of cash flows were also reclassified and there was no change in the total of net cash derived from operating activities for the three months ended March 31, 2007.  Total current assets were not affected by this reclassification and there was no impact on cash flows or covenant provisions.

2.	CREDIT CARD LOANS AND SECURITIZATION

The Company’s wholly-owned bank subsidiary, World’s Foremost Bank (“WFB”), has established a trust for the purpose of routinely securitizing and selling credit card loans. WFB maintains responsibility for servicing the securitized loans and receives a servicing fee based on the average outstanding loans in the trust.  Servicing fees are paid monthly and reflected as a component of Financial Services revenue. The trust issues commercial paper, long-term bonds, or long-term notes. Variable bonds and notes are priced at a benchmark rate plus a spread.  Fixed rate notes are priced on a five-year swap rate plus a spread.  WFB retains rights to future cash flows arising after investors have received the return to which they are entitled and after certain administrative costs of operating the trust. This portion of the retained interests is known as interest-only strips and is subordinate to investors’ interests. The value of the interest-only strips is subject to credit, payment rate, and interest rate risks on the loans sold. The investors have no recourse to the assets of WFB for failure of debtors to pay. However, as contractually required, WFB establishes certain cash accounts, known as cash reserve accounts, to be used as collateral for the benefit of investors.

CABELA’S INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands Except Share and Per Share Amounts)
(Unaudited)

Credit card loans consisted of the following at or for the periods ended:

	March 29, 2008	December 29, 2007	March 31, 2007

Credit card loans held for sale (including transferor’s interest of $156,477, $166,700 and $112,394)	$162,351	$178,258	$115,593
Credit card loans receivable, net of allowances of $1,210, $1,197 and $968	12,903	13,635	14,463
Total	$175,254	$191,893	$130,056

Composition of credit card loans at year end:
Loans serviced	$1,942,892	$2,058,235	$1,530,641
Loans securitized and sold to outside investors	(1,758,000)	(1,850,000)	(1,396,000)
Securitized loans with securities owned by WFB which are classified as retained interests	(5,934)	(12,650)	(2,208)
	178,958	195,585	132,433
Less adjustments to market value and allowance for loan losses	(3,704)	(3,692)	(2,377)

Total (including transferor’s interest of $156,477, $166,700 and $112,394)	$175,254	$191,893	$130,056

Transferor’s interest restricted for repayment of secured borrowing at the three, 12, and three months ended	$--	$133,333	$--

Delinquent loans in the managed credit card loan portfolio at the three, 12, and three months ended:
30-89 days	15,701	14,319	9,195
90 days or more and still accruing	6,003	5,835	3,475

Total net charge-offs on the managed credit card loans portfolio for the three, 12, and three months ended	12,390	33,898	7,333

Annual average credit card loans:
Managed credit card loans	1,962,064	1,690,543	1,560,968
Securitized credit card loans including transferor’s interest	1,923,714	1,656,078	1,521,925

Total net charge-offs as a percentage of annual average managed credit card loans	2.53%	2.01%	1.88%

Retained Interests:

Retained interests in securitized loans consisted of the following at the periods ended:

	March 29, 2008	December 29, 2007	March 31, 2007

Cash reserve account	$6,028	$11,965	$9,886
Interest-only strips	24,902	27,162	23,240
Class B securities	5,934	12,650	2,208

	$36,864	$51,777	$35,334

CABELA’S INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands Except Share and Per Share Amounts)
(Unaudited)

Certain restrictions exist related to securitization transactions that protect certificate and note holders against declining performance of the credit card loans. In the event performance declines outside stated parameters and waivers are not granted by certificate holders, note holders and/or credit enhancement providers, a rapid amortization of the certificates and notes could potentially occur. The credit card loans were performing within established guidelines during the three months ended March 2008 and 2007.

3.           SHORT-TERM BORROWINGS OF FINANCIAL SERVICES SUBSIDIARY

On June 21, 2007, WFB entered into a variable funding facility credit agreement that is secured by a participation interest in the transferor’s interest of the Cabela’s Master Credit Card Trust.  There was no amount outstanding at March 29, 2008, and at December 29, 2007, the principal amount of $100,000 was outstanding.  The weighted average interest rate on the facility was 3.97% during the first quarter of 2008.  This credit agreement expires on June 20, 2008.

WFB has an unsecured federal funds purchase agreement with two financial institutions.  The maximum amount that can be borrowed is $85,000. There were no amounts outstanding at March 29, 2008, December 29, 2007, or March 31, 2007.  During the three months ended March 2008 and 2007, the average balance outstanding was $37,695 and $959 with a weighted average rate of 3.58% and 5.71%, respectively.

4.	LONG-TERM DEBT AND CAPITAL LEASES

Long-term debt, including revolving credit facilities and capital leases, consisted of the following at the periods ended:

	March 29, 2008	December 29, 2007	March 31, 2007

Unsecured revolving credit facility for $325,000 expiring June 30, 2012	$213,182	$50,576	$2,311
Unsecured senior notes due 2008-2009 with interest at 4.95%	50,000	50,000	75,000
Unsecured notes payable due 2016 with interest at 5.99%	215,000	215,000	215,000
Senior unsecured notes payable due 2017 with interest at 6.08%	60,000	60,000	--
Unsecured senior notes due 2012-2018 with interest at 7.20%	57,000	--	--
Unsecured revolving credit facility for Canadian operations expiring June 30, 2010 with interest at 4.94% at March 29, 2008	7,189	7,447	--
Capital lease obligations payable through 2036	13,719	13,939	13,904
Other long-term debt	10,276	6,423	8,030
Total debt	626,366	403,385	314,245
Less current portion of debt	(26,564)	(26,785)	(26,689)

Long-term debt, less current maturities	$599,802	$376,600	$287,556

CABELA’S INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands Except Share and Per Share Amounts)
(Unaudited)

As of March 29, 2008, we had a credit agreement providing for a $325,000 unsecured revolving credit facility that effective April 2, 2008, was increased to $430,000.  Other than the increase in borrowing capacity, the terms of the credit agreement remain unchanged.  The credit facility may be increased to $450,000, and permits the issuance of up to $200,000 in letters of credit and standby letters of credit, which reduce the overall credit limit available under the credit facility.  The average principal balance outstanding during the three months ended March 2008 and 2007 was $121,605 and $3,016, respectively, and the weighted average interest rate for borrowings on the line of credit was 4.38% and 6.32%.  Letters of credit and standby letters of credit totaling $58,732, $59,596 and $68,793 were outstanding at March 29, 2008, December 29, 2007, and March 31, 2007, respectively.  The average outstanding amount of total letters of credit during the three months ended March 2008 and 2007 was $44,025 and $42,327, respectively.

On January 16, 2008, we issued and sold $57,000 of 7.20% fixed-rate senior unsecured notes to institutional buyers.  The notes have a final maturity of 10 years (January 16, 2018) and an average life of seven years.  Scheduled principal repayments of $8,143 are payable beginning January 16, 2012, and annually thereafter.  Interest is payable semi-annually.  We used the proceeds to pay down existing debt and for general corporate purposes.

We have financing agreements that allow certain boat and all-terrain vehicle merchandise vendors to give us extended payment terms.   The vendors are responsible for all interest payments, with certain exceptions, for the financing period and the financing company holds a security interest in the specific inventory held by Cabela’s.  We record this merchandise in inventory.  Our revolving credit facility limits this security interest to $50,000.  The extended payment terms to the vendor do not exceed one year.  The outstanding liability, included in accounts payable, was $16,045, $7,988 and $9,871 at March 29, 2008, December 29, 2007, and March 31, 2007, respectively.

At March 29, 2008, we were in compliance with all financial covenants under our credit agreements and unsecured notes.

5.	INTEREST (EXPENSE) INCOME, NET

Interest expense, net of interest income, consisted of the following for the periods presented.

	Three Months Ended
	March 29, 2008	March 31, 2007

Interest expense	$(7,580)	$(4,694)
Capitalized interest	416	60
Interest income	23	1,236

	$(7,141)	$(3,398)

CABELA’S INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands Except Share and Per Share Amounts)
(Unaudited)

6.	COMMITMENTS AND CONTINGENCIES

We lease various buildings, computer equipment, signs, and storage space under operating leases, which expire on various dates through April 2033.  Rent expense on these leases as well as other month to month rentals was $3,137 and $2,754, respectively, for the three months ended March 2008 and 2007. The following is a schedule of future minimum rental payments under operating leases as of March 29, 2008:

For the nine months ending December 27, 2008	$4,678
For fiscal years:
2009	5,318
2010	5,004
2011	4,586
2012	4,167
Thereafter	78,102

$101,855

We have entered into certain lease agreements for retail store locations.  Certain leases include tenant allowances that will be amortized over the life of the lease. We expect to receive tenant allowances approximating $16,020 in 2008.  During the three months ended March 29, 2008, we did not receive any tenant allowances.

We have entered into real estate purchase, construction, and/or economic development agreements for various new retail store site locations.  At March 29, 2008, we had total estimated cash commitments of approximately $110,000 for projected retail store-related expenditures and the purchase of future economic development bonds connected with the development, construction, and completion of new retail stores for 2008 and 2009.  This does not include any amounts for contractual obligations associated with retail store locations where we are in the process of certain negotiations.

Under various grant programs, state or local governments provide funding for certain costs associated with developing and opening a new retail store. We generally receive grant funding in exchange for commitments, such as assurance of agreed employment and wage levels at the retail store or that the retail store will remain open, made by us to the state or local government providing the funding. The commitments typically phase out over five to 10 years.  If we fail to maintain the commitments during the applicable period, the funds received may have to be repaid or other adverse consequences may arise, which could affect our cash flows and profitability. As of March 29, 2008, December 29, 2007, and March 31, 2007, the total amount of grant funding subject to a specific contractual remedy was $12,461, $13,049 and $13,903, respectively.

Under our open account document instructions program, we had obligations to pay participating vendors $7,311 and $6,399 as of March 29, 2008, and December 29, 2007, respectively.  This program began in April 2007.

WFB enters into financial instruments with off balance sheet risk in the normal course of business through the origination of unsecured credit card loans. These financial instruments consist of commitments to extend credit, totaling $12,032,000, $11,635,000 and $10,071,000, in addition to any outstanding balances a cardholder has, at March 29, 2008, December 29, 2007, and March 31, 2007, respectively. These instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the consolidated balance sheets. The principal amounts of these instruments reflect the maximum exposure WFB has in the instruments. WFB has not experienced and does not anticipate that all of the customers will exercise their entire available line of credit at any given point in time. WFB has the right to reduce or cancel these available lines of credit at any time.

CABELA’S INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands Except Share and Per Share Amounts)
(Unaudited)

Litigation and Claims – We are party to various proceedings, lawsuits, disputes, and claims arising in the ordinary course of our business.  These actions include commercial, intellectual property, employment, and product liability claims.  Some of these actions involve complex factual and legal issues and are subject to uncertainties.  We cannot predict with assurance the outcome of the actions brought against us.  Accordingly, adverse developments, settlements, or resolutions may occur and negatively impact earnings in the quarter of such development, settlement, or resolution.  However, we do not believe that the outcome of any current action would have a material adverse effect on our results of operations, cash flows, or financial position taken as a whole.

7.    STOCK OPTION PLANS

Employee Stock Option Plans – The Cabela’s Incorporated 2004 Stock Plan (the “2004 Plan”) provides for the grant of non-qualified stock options, incentive stock options, stock appreciation rights, restricted stock, restricted stock units, and other stock-based awards to employees, directors, and consultants. Options granted under the 2004 Plan will have a term of no greater than ten years from the grant date and will become exercisable in accordance with the vesting schedule determined at the time the awards are granted.  As of March 29, 2008, there were 3,571,652 shares subject to options and 2,560,551 shares authorized and available for grant under the 2004 Plan.

As of March 29, 2008, under our 1997 Stock Option Plan (the “1997 Plan”), there were 1,586,125 shares subject to options with no shares available for grant.  Options issued expire on the fifth or the tenth anniversary of the date of the grant under the 1997 Plan.

During the three months ended March 2008, there were 123,312 options exercised.  The aggregate intrinsic value of awards exercised was $518 and $4,815 during the three months ended March 2008 and 2007, respectively.  Based on our closing stock price of $14.11 as of March 29, 2008, the total number of in-the-money awards exercisable at March 29, 2008, was 1,603,737.

We recorded share-based compensation expense of $1,420 ($895 after-tax, or $0.01 per diluted share) and $856 ($535 after-tax, or $.01 per diluted share) for the three months ended March 2008 and 2007, respectively.  Compensation expense related to our share-based payment awards is recorded in selling, distribution, and administrative expenses in the consolidated statements of income.

As of March 29, 2008, the total unrecognized deferred share-based compensation balance for unvested shares issued, net of expected forfeitures, was approximately $6,963, net of tax, which is expected to be amortized over a weighted average period of 3.25 years.

Employee Stock Purchase Plan – The maximum number of shares of common stock available for issuance under our Employee Stock Purchase Plan (the “ESPP”) is 1,835,000.  During the three months ended March 2008, there were 50,113 shares issued under the ESPP.  As of March 29, 2008, there were 1,395,163 shares authorized and available for issuance.  We intend to utilize market purchases, rather than new issuances, whenever possible.

8.	STOCKHOLDERS’ EQUITY AND DIVIDEND RESTRICTIONS

The most significant restrictions on the payment of dividends are the covenants contained in our revolving credit agreement and unsecured senior notes purchase agreements.  At March 29, 2008, we had unrestricted retained earnings of $108,933 available for dividends.  However, we have never declared or paid any cash dividends on our common stock and we do not anticipate paying any cash dividends in the foreseeable future.  Nebraska banking laws also govern the amount of dividends that WFB can pay to Cabela’s.

CABELA’S INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands Except Share and Per Share Amounts)
(Unaudited)

Other Comprehensive Income (Loss) – The components of accumulated other comprehensive income (loss), net of related taxes, are as follows at the periods ended:

	March 29, 2008	December 29, 2007	March 31, 2007
Accumulated net unrealized holding gains (losses) on economic development bonds	$(3,254)	$(806)	$43
Accumulated net unrealized holding gains on derivatives	133	76	41
Cumulative foreign currency translation adjustments	(9)	7	--
Total accumulated other comprehensive income (loss)	$(3,130)	$(723)	$84

9.           COMPREHENSIVE INCOME

The components of comprehensive income and related tax effects were as follows for the periods presented.

	Three Months Ended
	March 29, 2008	March 31, 2007

Net income	$9,956	$7,142
Changes in net unrealized holding losses on economic development bonds, net of taxes of $1,438 and $149	(2,448)	(248)

Changes in net unrealized holding gains on derivatives designated as cash flow hedges, net of taxes of $66 and $14	113	24

Less adjustment for reclassification of derivatives included in net income, net of taxes of $32 and $4	(56)	(6)
	57	18

Foreign currency translation adjustment	(16)	--

Comprehensive income	$7,549	$6,912

CABELA’S INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands Except Share and Per Share Amounts)
(Unaudited)

10.	EARNINGS PER SHARE

The following table reconciles the number of shares utilized in the earnings per share calculations for the periods presented.

	Three Months Ended
	March 29, 2008	March 31, 2007

Weighted average number of shares:
Common shares – basic	65,934,381	65,495,612
Effect of incremental dilutive securities:
Stock options and employee stock purchase plan shares	641,192	1,608,372
Common shares – diluted	66,575,573	67,103,984

Options outstanding considered anti-dilutive	3,102,626	4,000

11.           SUPPLEMENTAL CASH FLOW INFORMATION

The following table sets forth non-cash financing and investing activities and other cash flow information for the periods presented.

	March 29, 2008	March 31, 2007

Non-cash financing and investing activities:
Accrued property and equipment additions (1)	$24,112	$32,118
Capital lease obligations	--	201

Other cash flow information:
Interest paid	$11,082	$9,975
Capitalized interest	(416)	(60)
Interest paid, net of capitalized interest	$10,666	$9,915

Income taxes, net	$36,198	$22,100

(1)	Accrued property and equipment additions are recognized in the condensed consolidated statements of cash flows in the period they are paid.

CABELA’S INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands Except Share and Per Share Amounts)
(Unaudited)

12.           SEGMENT REPORTING

We have three reportable segments: Retail, Direct, and Financial Services.  The Retail segment sells products and services through our retail stores; the Direct segment sells products through direct mail catalogs and e-commerce websites (Cabelas.com and complementary websites); and the Financial Services segment issues co-branded credit cards.  Operating costs for the Retail segment primarily consists of labor, advertising, depreciation, and occupancy costs of retail stores.  For the Direct segment, operating costs primarily consist of catalog costs, e-commerce advertising costs, and order processing costs.  Operating costs for the Financial Services segment primarily consists of advertising and promotion, marketing fees, third party services for processing credit card transactions, salaries, and other general and administrative costs.

Revenue included in Corporate Overhead and Other is primarily made up of land sales, amounts received from our outfitter services, real estate rental income, and fees earned through our travel business and other complementary business services.  Corporate Overhead and Other expenses include unallocated shared-service costs, operations of various ancillary subsidiaries such as real estate development and travel, and eliminations.  Unallocated shared-service costs include receiving, distribution, and storage costs of inventory, merchandising, and quality assurance costs, as well as corporate headquarters occupancy costs.

Segment assets are those directly used in or clearly allocable to an operating segment’s operations.  For the Retail segment, assets include inventory in the retail stores, land, buildings, fixtures, and leasehold improvements.   For the Direct segment, assets include deferred catalog costs and fixed assets.  Included in the assets of these two segments is goodwill totaling $4,474 as of March 29, 2008, that has been allocated $969 to the Direct segment and $3,505 to the Retail segment.  For the Financial Services segment, assets include cash, credit card loans, retained interest, buildings, and fixtures.  Assets for the Corporate Overhead and Other segment include corporate headquarters and facilities, merchandise distribution inventory, shared technology infrastructure and related information systems, corporate cash and cash equivalents, economic development bonds, prepaid expenses, deferred income taxes, and other  corporate long-lived assets.  Depreciation, amortization, and property and equipment expenditures of each segment are allocated to each respective segment.  Intercompany revenue between segments has been eliminated in consolidation.

Results by business segment are presented in the following table for the three months ended March 2008 and 2007:

Three Months Ended March 29, 2008:	Retail	Direct	Financial Services	Corporate Overhead and Other	Total

Revenue from external	$253,947	$236,019	$40,810	$4,763	$535,539
Revenue (loss) from internal	428	517	(102)	(843)	--
Total revenue	$254,375	$236,536	$40,708	$3,920	$535,539

Operating income (loss)	$26,939	$33,476	$10,777	$(50,106)	$21,086
As a percentage of revenue	10.6%	14.2%	26.5%	N/A	3.9%

Depreciation and amortization	$10,003	$1,053	$298	$6,393	$17,747
Assets	995,526	508,260	383,865	292,204	2,179,855

CABELA’S INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands Except Share and Per Share Amounts)
(Unaudited)

Three Months Ended March 31, 2007:	Retail	Direct	Financial Services	Corporate Overhead and Other	Total

Revenue from external	$184,247	$237,542	$35,884	$4,418	$462,091
Revenue (loss) from internal	507	343	(150)	(700)	--
Total revenue	$184,754	$237,885	$35,734	$3,718	$462,091

Operating income (loss)	$17,355	$32,493	$8,559	$(46,016)	$12,391
As a percentage of revenue	9.4%	13.7%	24.0%	N/A	2.7%

Depreciation and amortization	$6,133	$1,008	$264	$5,848	$13,253
Assets	659,439	498,590	319,230	207,523	1,684,782

The components and amounts of total revenue for the Financial Services business segment were as follows for the periods presented.

	Three Months Ended
	March 29, 2008	March 31, 2007

Interest and fee income, net of provision for loan losses	$10,380	$4,760
Interest expense	(3,502)	(1,240)
Net interest income, net of provision for loan losses	6,878	3,520
Non-interest income:
Securitization income	43,698	43,610
Other non-interest income	16,588	11,172
Total non-interest income	60,286	54,782
Less: Customer rewards costs	(26,456)	(22,568)
Financial Services total revenue	$40,708	$35,734

Our products are principally marketed to individuals within the United States. Net sales realized from other geographic markets, primarily Canada, have collectively been less than 2% of consolidated net merchandise sales in each reported period. No single customer accounts for 10% or more of consolidated net sales. No single product or service accounts for a significant percentage of our consolidated revenue.

CABELA’S INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands Except Share and Per Share Amounts)
(Unaudited)

13.   FAIR VALUE MEASUREMENTS

Effective December 30, 2007, we adopted the provisions of Financial Accounting Standards (“FAS”) No. 157, Fair Value Measurements.  This statement defines fair value, establishes a hierarchal disclosure framework for measuring fair value, and requires expanded disclosures about fair value measurements.  The provisions of FAS 157 apply to all financial instruments that are being measured and reported on a fair value basis.  In addition, in February 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) FAS 157-2, Effective Date of FASB Statement No. 157.  This FSP delays the effective date of FAS 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for all nonfinancial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually).  The partial adoption of FAS 157 did not have any impact on our financial position or results of operations.  We do not believe that the adoption of FAS 157, as it relates to nonfinancial assets and liabilities, will have a material impact on our financial position or results of operations.

As defined by FAS 157, fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  In determining fair value, we use various methods including discounted cash flow projections based on available market interest rates and management estimates of future cash payments.   Financial instrument assets and liabilities measured and reported at fair value are classified and disclosed in one of the following categories:

•	Level 1 - Quoted market prices in active markets for identical assets or liabilities.

•	Level 2 – Observable market based inputs or unobservable inputs that are corroborated by market data.

•	Level 3 – Unobservable inputs that are not corroborated by market data.

Level 3 is comprised of financial instruments whose fair value is estimated based on internally developed models or methodologies utilizing significant inputs that are unobservable from objective sources.  In determining the appropriate levels, we performed analysis of the assets and liabilities that are subject to FAS 157 and determined that at March 29, 2008, all applicable financial instruments carried on our consolidated balance sheets are classified as Level 3.  The following table summarizes the valuation of our recurring financial instruments at March 29, 2008.

Assets	Fair Value Measurements Using Level 3	Fair Value at March 29, 2008

Credit card loans	$162,351	$162,351
Retained interests in securitized loans	36,864	36,864
Economic development bonds	106,314	106,314
	$305,529	$305,529

CABELA’S INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands Except Share and Per Share Amounts)
(Unaudited)

The table below presents a reconciliation for the assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the three months ended March 29, 2008.

Assets	Credit Card Loans	Retained Interests in Securitized Loans	Economic Development Bonds

Balance, December 30, 2007	$178,258	$51,777	$98,035
Total gains or losses (realized/unrealized):
Included in earnings	--	(2,197)	--
Included in other comprehensive income	--	--	(3,886)
Purchases, issuances, and settlements, net	(15,907)	(12,716)	12,165
Transfers in/out of Level 3	--	--	--
Balance, March 29, 2008	$162,351	$36,864	$106,314

The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable, gift certificates (including credit card and loyalty rewards programs), accrued expenses, short-term borrowings, and income taxes payable included in the consolidated balance sheets approximate fair value given the short-term nature of these financial instruments.  The estimated fair value and disclosures for time deposits and long-term debt included in the consolidated balance sheets are reported under the provisions of FAS 107 Disclosures About Fair Value of Financial Instruments.

Fair values of economic development bonds (“bonds”) are estimated using discounted cash flow projections based on available market interest rates and management estimates including the estimated amounts and timing of expected future tax payments to be received by the municipalities under development zones.  These fair values do not reflect any premium or discount that could result from offering these bonds for sale or through early redemption, or any related income tax impact.  Declines in the fair value of held-to-maturity and available-for-sale economic development bonds below cost that are deemed to be other than temporary are reflected in earnings.

Credit card loans classified as held for sale, which includes WFB’s transferor’s interest in securitized credit card loans, are carried at the lower of cost or market.  Net unrealized losses, if any, are recognized in income through a valuation allowance.  WFB’s securitization transactions are treated as sales and the securitized loans are not included in our consolidated balance sheet.  Gains or losses are recognized at the time of sale, and depend, in part, on the carrying amount assigned to the credit card loans sold, which is allocated between the assets sold and retained interest  based on their relative fair values at date of transfer.

For interest-only strips, we estimate related fair values based on the present value of future expected cash flows using assumptions for credit losses, payment rates, and discount rates commensurate with the risks involved.  WFB retains the rights to remaining cash flows (including interchange fees) after the other costs of the trust are paid.  However, future expected cash flows for valuation of the interest-only strips do not include interchange income since interchange income is earned only when a charge is made to a customer’s account.  WFB is required to maintain a cash reserve account under certain securitization programs.  The fair value of the cash reserve accounts are estimated by discounting future cash flows using a rate reflecting the risks commensurate with similar types of instruments.  In addition, WFB owns Class B securities from one of the securitizations.  For the Class B securities, fair value approximates the book value of the underlying loans.

CABELA’S INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands Except Share and Per Share Amounts)
(Unaudited)

14.	ACCOUNTING PRONOUNCEMENTS

As of December 30, 2007, FAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115, became effective for the Company.  This statement permits entities to choose to measure many financial instruments and certain other items at fair value.  As of March 29, 2008, we had not elected to adopt the fair value option under FAS 159 on any of our financial instruments or other items we held.

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

In February 2008, the FASB issued FSP FAS 140-3, Accounting for Transfers of Financial Assets and Repurchase Financing Transactions.  The objective of this FSP is to provide implementation guidance on accounting for a transfer of a financial asset and repurchase financing.  The FSP presumes that an initial transfer of a financial asset and a repurchase financing are considered part of the same arrangement (linked transaction) under FAS 140.  However, if certain criteria are met, the initial transfer and repurchase financing shall not be evaluated as a linked transaction and shall not be evaluated under FAS 140.  FSP FAS 140-3 is effective for fiscal years beginning after November 15, 2008.  We are currently evaluating the effect of FSP FAS 140-3 will have on our consolidated financial statements.

In March 2008, the FASB issued FAS No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133.  This statement changes the existing disclosure requirements in FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities.  FAS 161 requires enhanced disclosures about an entity’s derivative and hedging activities.  This statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. Since the provisions of this statement are disclosure related, we do not believe that the adoption of this statement will have a material effect on our financial position or results of operations.

Item 2.                      Management’s Discussion and Analysis of Financial Condition and Results of Operations

This report contains “forward-looking statements” that are based on our beliefs, assumptions and expectations of future events, taking into account the information currently available to us.  All statements other than statements of current or historical fact contained in this report are forward-looking statements within the meaning of the Private Securities Litigation Reform Act.  The words “believe,” “may,” “should,” “anticipate,” “estimate,” “expect,” “intend,” “objective,” “seek,” “plan,” and similar statements are intended to identify forward-looking statements.  Forward-looking statements involve risks and uncertainties that may cause our actual results, performance, or financial condition to differ materially from the expectations of future results, performance, or financial condition we express or imply in any forward-looking statements.  These risks and uncertainties include, but are not limited to:

•	the strength of the economy;
•	the level of discretionary consumer spending;
•	changes in consumer preferences and demographic trends;
•	our ability to successfully execute our multi-channel strategy;
•	the ability to negotiate favorable purchase, lease, and/or economic development arrangements for new retail store locations;
•	expansion into new markets;
•	market saturation due to new retail store openings;
•	the rate of growth of general and administrative expenses associated with building a strengthened corporate infrastructure to support our growth initiatives;
•	increasing competition in the outdoor segment of the sporting goods industry;
•	the cost of our products;
•	trade restrictions;
•	political or financial instability in countries where the goods we sell are manufactured;
•	adverse fluctuations in foreign currencies;
•	increases in postage rates or paper and printing costs;
•	supply and delivery shortages or interruptions caused by system changes or other factors;
•	adverse or unseasonal weather conditions;
•	fluctuations in operating results;
•	the cost of fuel increasing;
•	road construction around our retail stores;
•	labor shortages or increased labor costs;
•	increased government regulation;
•	inadequate protection of our intellectual property;
•	our ability to protect our brand and reputation;
•	decreased interchange fees received by our Financial Services business as a result of credit card industry litigation;
•	other factors that we may not have currently identified or quantified; and
•
other risks, relevant factors, and uncertainties identified in our filings with the SEC (including the information set forth in Section 1A of Part II of this report and the “Risk Factors” section of our Annual Report on Form 10-K for the fiscal year ended December 29, 2007 (our “2007 Form 10-K”)), which filings are available at the SEC’s website at www.sec.gov.

Given the risks and uncertainties surrounding forward-looking statements, you should not place undue reliance on these statements.  Our forward-looking statements speak only as of the date of this report.  Other than as required by law, we undertake no obligation to update or revise forward-looking statements, whether as a result of new information, future events, or otherwise.

The following discussion and analysis of financial condition, results of operations, liquidity, and capital resources should be read in conjunction with our audited consolidated financial statements and notes thereto included in our 2007 Form 10-K, as filed with the SEC, and our unaudited interim condensed consolidated financial statements and the notes thereto appearing elsewhere in this report.

Critical Accounting Policies and Use of Estimates

Our condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America which requires us to make estimates and judgments that affect amounts reported in the condensed consolidated financial statements and accompanying notes. Management has discussed the development, selection, and disclosure of critical accounting policies and estimates with the Audit Committee of Cabela’s Board of Directors.  While our estimates and assumptions are based on our knowledge of current events and actions we may undertake in the future, actual results may ultimately differ from our estimates and assumptions.  Our estimation processes contain uncertainties because they require management to make assumptions and apply judgment to make these estimates.  Should actual results be different than our estimates, we could be exposed to gains or losses from differences that are material.

Our critical accounting policies and use of estimates utilized in the preparation of the condensed consolidated financial statements as of March 29, 2008, remain unchanged from December 29, 2007.

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

Our Financial Services business segment plays an integral role in supporting our merchandising business.  Our Financial Services business segment is comprised of our credit card services, which reinforces our strong brand and strengthens our customer loyalty through our credit card loyalty programs.

Financial Overview

	Three Months Ended
	March 29, 2008	March 31, 2007	Increase (Decrease)	% Change

	(Dollars in Thousands)
Revenue:
Retail	$254,375	$184,754	$69,621	37.7%
Direct	236,536	237,885	(1,349)	(0.6)
Total merchandise sales	490,911	422,639	68,272	16.2
Financial Services	40,708	35,734	4,974	13.9
Other revenue	3,920	3,718	202	5.4
Total revenue	$535,539	$462,091	$73,448	15.9

Operating income	$21,086	$12,391	$8,695	70.2

Net income per diluted share	$0.15	$0.11	$0.04	36.4

Revenues for the first quarter of 2008 totaled $536 million, an increase of 15.9% over the first quarter of 2007, principally from the opening of eight new stores – one each in April 2007 and September 2007, and six in the fourth quarter of 2007.  Operating income totaled $21 million for the three months ended March 2008, an increase of 70.2% over the first quarter of 2007.  Net income per diluted share for the three months ended March 2008 was $0.15 versus $0.11 for the three months ended March 2007.

Even though our operating results for the first quarter of 2008 improved significantly compared to the first quarter of 2007, we continue to be impacted by a challenging retail and macroeconomic environment resulting in slowed retail store and Direct sales.  Comparable store sales decreased $15 million, or 8.4%, for the first quarter of 2008 compared to the first quarter of 2007. Other significant items which directly impacted comparisons of our operating results for the first quarter of 2008 to the first quarter of 2007 were:

•
an increase of $33 million, or 22.5%, in our merchandise gross margin, with an increase to 36.1% in our merchandise gross margin as a percentage of revenue for the first quarter of 2008 compared to 34.2% for the first quarter of 2007, an increase of 190 basis points;

•
an increase in our operating income of $9 million, or 70.2%,  to $21 million for the three months ended March 2008 due to increases in our Retail and Direct merchandise gross margins and to labor efficiencies in these segments compared to the first quarter of 2007;

•
an increase in Financial Services revenue principally from growth in the number of average active credit card accounts and average managed credit card loans, partially offset by higher credit card loan charge-offs; and

•
new store pre-opening costs of $2 million in the first quarter of 2008 from the planned opening of two new stores (one to open May 2008 and the other store to open in August 2008), a decrease of $1 million compared to pre-opening costs in the first quarter of 2007.

As we stated in our 2007 annual report, our primary focus for 2008 is on managing our business efficiently to enhance near-term and long-term results for our shareholders. We are focusing on improving our retail store operating metrics.  We have slowed our new store opening schedule to two stores in 2008 given the continued slowdown projected in discretionary consumer spending for the remainder of 2008.  Our focus is on the following initiatives:

•	improve our advertising strategy by using more targeted campaigns throughout our multi-channel model to increase store traffic;
•	improve retail store sales and profitability through enhanced product assortment, streamlined flow of merchandise to our retail stores, and reduced operating expenses;
•	maintain merchandise gross margins in our sales channels;
•	improve inventory management by actively managing quantities and product deliveries through enhanced leveraging of existing technologies, and by reducing unproductive inventory; and
•	the successful opening of two new stores in 2008.

Retail Store Efficiencies – Our primary objective is to enhance our retail store efficiencies and improve our operating results.  We are working to achieve this objective by enhancing and optimizing our retail store merchandising processes, management information systems, and distribution and logistics capabilities.  To enhance our customer service at our retail stores, we are focusing on customer service through training and mentoring programs.

For the three months ended March 2008 compared to 2007, despite a deteriorating consumer spending environment,  operating income for our Retail business segment increased $10 million, and operating income as a percentage of revenue increased for our Retail segment to 10.6% from 9.4%. We plan to open our Scarborough, Maine, store in May 2008 and our Rapid City, South Dakota, store in August 2008.

Leverage Our Multi-Channel Model – We are offering customers integrated opportunities to access and use our retail store, catalog, and Internet channels, including in the first quarter of 2008 the completion of our customer service enhancements roll-out.  Our in-store pick-up program allows customers to order products through our catalogs and Internet site, and have them delivered to the retail store of their choice without incurring shipping costs, increasing foot traffic in our stores.  Conversely, our expanding retail stores introduce customers to our Internet and catalog channels.  Our multi-channel model employs the same merchandising team, distribution centers, customer database, and infrastructure, which we intend to further capitalize on by building on the strengths of each channel, primarily through improvements in our merchandise planning and replenishment systems.  These systems allow us to identify the correct product mix in each of our retail stores, and also helps maintain the proper inventory levels to satisfy customer demand in both our Retail and Direct business channels.

Next Generation Stores – To enhance our returns on capital we are developing a next generation store format which incorporates the following objectives:

•	a store development model that will be adaptable to more markets, faster to start-up, and more efficient to operate to reduce our investment and increase sales per square foot; and
•	to provide shopper-friendly layouts with regionalized product mixes, concept shops, and new product displays/fixtures featuring an improved look.

We plan on incorporating many of these next generation store concepts into our Rapid City, South Dakota, store scheduled to open in August 2008.

Internet Expansion – We are working on the following key growth objectives to expand our Internet channel:
•	natural growth by offering industry-leading selection, service, value, and quality;
•	category expansion to capitalize on the general outdoor enthusiast; and
•	targeted marketing designed to increase sales overall and to transition customers from the catalog channel.

During the first quarter of 2008, our Direct revenue decreased $1 million due in part to catalog sales lower for the first quarter of 2008 compared to 2007 and some cannibalization relating to our new retail stores that opened in late 2007.  For the three months ended March 2008 compared to March 2007, operating income for our Direct business segment increased $1 million, and operating income as a percentage of revenue for our  Direct segment increased to 14.2% from 13.7%.

Growth of Our Credit Card Business – We are increasing our Financial Services revenue by attracting new cardholders through low cost marketing efforts with our Retail and Direct businesses.  We are controlling costs in our Financial Services segment by actively managing default rates, delinquencies, and charge-offs, by continuing our conservative underwriting and account management standards and practices.

Operations Review

The three months ended March 29, 2008, and March 31, 2007, each consisted of 13 weeks. Our operating results expressed as a percentage of revenue were as follows for the three months ended:

	March 29, 2008	March 31, 2007

Revenue	100.00%	100.00%
Cost of revenue	58.60	60.17
Gross profit (exclusive of depreciation and amortization)	41.40	39.83
Selling, distribution, and administrative expenses	37.46	37.15
Operating income	3.94	2.68
Other income (expense):
Interest (expense) income, net	(1.33)	(0.73)
Other income, net	0.34	0.47
Total other income (expense), net	(0.99)	(0.26)
Income before provision for income taxes	2.95	2.42
Provision for income taxes	1.09	0.87
Net income	1.86%	1.55%

Results of Operations – Three Months Ended March 2008 Compared to March 2007

Revenues

	Three Months Ended
	March 29, 2008%		March 31, 2007%		Increase (Decrease)	% Change
	(Dollars in Thousands)

Retail	$254,375	47.5%	$184,754	40.0%	$69,621	37.7%
Direct	236,536	44.2	237,885	51.5	(1,349)	(0.6)
Financial Services	40,708	7.6	35,734	7.7	4,974	13.9
Other	3,920	0.7	3,718	0.8	202	5.4
	$535,539	100.0%	$462,091	100.0%	$73,448	15.9%

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

For the first quarter of 2008, our Retail and Direct sales continue to be impacted by a challenging retail and macroeconomic environment.  Despite this challenging environment, revenue increased in the three months ended March 2008 compared to March 2007 in two of our three primary business segments, but declined slightly for our Direct segment.  Retail sales increased due to the eight new store openings in 2007 that began in April 2007.  Financial Services revenue growth was driven by growth in the number of average active credit card accounts and average managed credit card loans.  Direct revenue decreased primarily due to a portion of catalog mail order sales decreasing as these sales move to our new retail stores.

Retail Revenue – Retail revenue increased $85 million for the three months ended March 2008 primarily due to new store sales increasing compared to the first quarter of 2007.  The product category that contributed the largest dollar volume increase to our Retail revenue for the first quarter of 2008 was hunting equipment.

	Three Months Ended
	March 29, 2008	March 31, 2007	Increase (Decrease)	% Change
	(Dollars in Thousands)
Comparable stores sales	$162,451	$177,433	$(14,982)	(8.4)%

Comparable store sales decreased $15 million, or 8.4%, for the three months ended March 2008 principally because of the challenging macroeconomic and retail industry environment, a lowering of overall consumer confidence in the United States as consumers continue to pull back discretionary spending, and competition in certain markets, all which negatively impacted sales growth.

Direct Revenue – Direct revenue decreased $1 million, or 0.6%, due in part to lower catalog sales in the first quarter of 2008 compared to 2007 and some cannibalization relating to our new retail stores that opened in late 2007.  Internet site visits increased as we continue to focus our efforts on utilizing Direct marketing programs to increase traffic to our website.  Internet visits increased 40.7%, to 30.2 million visits for the three months ended March 2008 compared to 21.5 million visits for the first quarter of 2007.  The clothing and footwear product category is the largest dollar volume contributor to our Direct revenue for the first quarter of 2008.

Financial Services Revenue – Key statistics reflecting the performance of our Financial Services business are shown in the following chart for the three months ended:

	March 29, 2008	March 31, 2007	Increase (Decrease)	% Change
	(Dollars in Thousands Except Average Balance per Account )

Average balance of managed credit card loans	$1,962,064	$1,560,968	$401,096	25.7%
Number of average active credit card accounts	1,093,946	935,685	158,261	16.9

Average balance per active credit card account	$1,794	$1,668	$126	7.6

Net charge-offs	12,390	7,333	5,057	69.0
Net charge-offs as a percentage of average managed credit card loans	2.53%	1.88%	0.65%

The balance of average managed credit card loans increased to $1.96 billion, or 25.7%, because of the increase in the number of accounts and the average balance per account.  The number of accounts increased to 1,093,946, or 16.9%, due to our marketing efforts to add additional accounts.  Net charge-offs as a percentage of average managed credit card loans increased to 2.53% for the first quarter of 2008, up 15 basis points compared to the rate of 2.38% for the fourth quarter of 2007, principally because of the challenging economic environment.  The dollar level of net charge-offs for the three months ended March 2008 are within our expectations and are anticipated to approximate this annualized percentage for 2008.

The components of Financial Services revenue on a generally accepted accounting principles (“GAAP”) basis are as follows for the three months ended:

	March 29, 2008	March 31, 2007
	(In Thousands)

Interest and fee income, net of provision for loan losses	$10,380	$4,760
Interest expense	(3,502)	(1,240)
Net interest income, net of provision for loan losses	6,878	3,520
Non-interest income:
Securitization income (including gains on sales of credit card loans of $6,862 and $7,496)	43,698	43,610
Other non-interest income	16,588	11,172
Total non-interest income	60,286	54,782
Less: Customer rewards costs	(26,456)	(22,568)

Financial Services revenue	$40,708	$35,734

Financial Services revenue increased $5 million, or 13.9%, for the first quarter of 2008 compared to 2007.  Credit card loans securitized and sold are removed from our consolidated balance sheet, and the net earnings on these securitized assets, after paying costs associated with outside investors, are reflected as a component of our securitization income shown above on a GAAP basis.  Net interest income includes operating results on the credit card loans receivable we own. Non-interest income includes servicing income, gains on sales of loans, and income recognized on our retained interests, as well as interchange income on the entire managed portfolio.

Managed credit card loans of the Financial Services business segment include both credit card loans receivable we own and securitized credit card loans.  The process by which credit card loans are securitized converts interest income, interchange income, credit card fees, credit losses, and other income and expenses on the securitized loans into securitization income.  Because the financial performance of the total managed portfolio has a significant impact on earnings we receive from servicing the portfolio, management believes that evaluating the components of our Financial Services revenue for both owned loans and securitized loans, as presented below in the non-GAAP presentation, is important to analyzing results.

Non-GAAP Presentation – The “non-GAAP” presentation shown below presents the financial performance of the total managed portfolio of credit card loans.  Although our condensed consolidated financial statements are not presented in this manner, we review the performance of the managed portfolio as presented below.  Interest income, interchange income (net of customer rewards), and fee income on both the owned and securitized portfolio are reflected in the respective line items.  Interest paid to outside investors on the securitized credit card loans is included in interest expense.  Credit losses on the entire managed portfolio are reflected in the provision for loan losses.

The following table sets forth the revenue components of our Financial Services segment managed portfolio on a non-GAAP basis for the three months ended:

	March 29, 2008	March 31, 2007
	(Dollars in Thousands)

Interest income	$51,809	$43,807
Interchange income, net of customer rewards costs	17,827	13,465
Other fee income	7,477	6,027
Interest expense	(21,710)	(18,860)
Provision for loan losses	(12,402)	(7,333)
Other	(2,293)	(1,372)

Managed Financial Services revenue	$40,708	$35,734

Managed Financial Services Revenue as a Percentage of Average Managed Credit Card Loans:
Interest income	10.6%	11.2%
Interchange income, net of customer rewards costs	3.6	3.5
Other fee income	1.5	1.5
Interest expense	(4.4)	(4.8)
Provision for loan losses	(2.5)	(1.8)
Other	(0.5)	(0.4)

Managed Financial Services revenue	8.3%	9.2%

The increase in interest income of $8 million in the first quarter of 2008 from the first quarter of 2007 was due to an increase in managed credit card loans, partially offset by decreases in interest rates.  The increase in interchange income of $4 million in the 2008 first quarter from the 2007 first quarter was driven by net credit card purchases, which increased 22.8%.  Other fee income increased $1 million due to increases in late fees, overlimit fees, and payment assurance fees.  The increases in interest income and interchange income were partially offset by an increase in interest expense of $3 million from increases in securitized credit card loans and borrowings, partially offset by decreases in interest rates.  Also partially offsetting the increases in interest income and interchange income was an increase in loan losses of $5 million from increases in managed credit card loans and increases in net charge-offs.

Other Revenue

Other revenue sources include sales of land held for sale, amounts received from our outfitter services, real estate rental income, and fees earned through our travel business and other complementary business services.  Other revenue was flat at $4 million for both the three months ended March 2008 and 2007.  There were no real estate land sales for either three month period ended March 2008 or 2007.

Gross Profit

Gross profit, or gross margin, is defined as total revenue less the costs of related merchandise sold and shipping costs.  Comparisons of gross profit and gross profit as a percentage of revenue for our operations, year over year, and to the retail industry in general, are impacted by:

•	retail store, distribution, and warehousing costs which we exclude from our cost of revenue;
•	Financial Services revenue that we include in revenue for which there are no costs of revenue;
•	real estate land sales we include in revenue for which costs vary by transaction;
•	outfitter services revenue that we included in revenue for which there are no costs of revenue; and
•	customer shipping charges in revenue which are slightly higher than shipping costs in costs of revenue because of our practice of pricing shipping charges to match costs.

Accordingly, comparisons of gross margins on merchandising revenue presented below are the best metrics for analysis of our gross profit for the three months ended:

	March 29, 2008	March 31, 2007	Increase (Decrease)	% Change
	(Dollars in Thousands)

Merchandise sales	$490,911	$422,639	$68,272	16.2%
Merchandise gross margin	177,109	144,607	32,502	22.5
Merchandise gross margin as a percentage of merchandise revenue	36.1%	34.2%	1.9%

Merchandise Gross Margins – Gross margins of our merchandising business increased $33 million, or 22.5%, to $177 million for the three months ended March 2008.  Merchandise gross margins as a percentage of revenue of our merchandising business increased to 36.1% for the three months ended March 2008 from 34.2% for the first quarter of 2007.  The increase in merchandise gross margins for the first quarter of 2008 compared to the first quarter of 2007 were positively impacted by a refinement in the estimate of our drop ship costs during the first quarter of 2007, a decrease in sales discounts and allowances for the first quarter of 2008 compared to the first quarter of 2007, and an increase in our shipping margin for the three months ended March 2008 over March 2007.  This increase was partially offset by a continuing increase in hard goods sales with lower margins for the three months ended March 2008 compared to March 2007.

Selling, Distribution, and Administrative Expenses

	Three Months Ended
	March 29, 2008	March 31, 2007	Increase (Decrease)	% Change
	(Dollars in Thousands)

Selling, distribution, and administrative expenses	$200,651	$171,668	$28,983	16.9%
S,D&A expenses as a percentage of total revenue	37.5%	37.2%

Retail store pre-opening costs	$1,928	$2,809	$(881)	(31.4)%

Selling, distribution, and administrative expenses include all operating expenses related to our retail stores, Internet website, distribution centers, product procurement, and overhead costs, including: advertising and marketing, catalog costs, employee compensation and benefits, occupancy costs, information systems processing, and depreciation and amortization.

Selling, distribution, and administrative expenses on a consolidated basis increased $29 million, or 16.9%, for the three months ended March 2008 over the three months ended March 2007.  The primary reason for the increase was the addition of eight new stores in 2007 along with the addition of infrastructure necessary to support this store expansion.  The most significant factors contributing to the increase in selling, distribution, and administrative expenses, and the infrastructure expansion required to support the revenue growth in the first quarter of 2008 from our retail store expansion, included increases in:

•	employee compensation, benefits, training, and recruitment costs of $15 million;
•	facility and information system depreciation of $5 million;
•	advertising costs of $3 million; and
•	retail store-related operating costs of $6 million.

Significant selling, distribution, and administrative expense increases and decreases related to specific business segments included the following:

Retail Business Segment:
•	New store pre-opening costs of $2 million, a decrease of $1 million over the three months ended March 2007.
•	Operating costs for new stores that were not open in the comparable period of 2007 of $22 million, including employee compensation and benefits costs of $13 million.
•	A decrease in comparable store employee compensation and benefits of $1 million resulting from staffing changes and declining sales in comparable stores.
•	Depreciation on new stores not open in the comparable period of 2007 of $4 million.

Direct Business Segment:
•	An increase in employee compensation and benefits of $1 million principally for positions added to support our Direct and multi-channel growth.
•	A decrease in incidental information system costs of $1 million compared to the first quarter of 2007 specifically related to our website.

Financial Services:
•	An increase in advertising and promotional costs of $1 million due to increases in new account acquisition costs and account retention tools.
•	The marketing fee paid by the Financial Services segment to the Retail and Direct business segments increased $1.5 million in the first quarter of 2008 compared to the first quarter of 2007.

Corporate Overhead, Distribution Centers, and Other:
•	An increase in employee compensation and benefits of $3 million from the expansion and improvement of our infrastructure to support our growth.
•	Depreciation expense increase of $1 million on information system upgrades implemented in 2007.

Operating Income

Operating income is revenue less cost of revenue and selling, distribution, and administrative expenses.  Operating income for our merchandise business segments excludes costs associated with operating expenses of distribution centers, procurement activities, and other corporate overhead costs.

	Three Months Ended
	March 29, 2008	March 31, 2007	Increase (Decrease)	% Change
	(Dollars in Thousands)

Total operating income	$21,086	$12,391	$8,695	70.2%

Total operating income as a percentage of total revenue	3.9%	2.7%	1.2%

Operating income by business segment:
Retail	$26,939	$17,355	9,584	55.2
Direct	33,476	32,493	983	3.0
Financial Services	10,777	8,559	2,218	25.9

Operating income as a percentage of segment revenue:
Retail	10.6%	9.4%
Direct	14.2	13.7
Financial Services	26.5	24.0

Operating income increased $9 million, or 70.2%, for the three months ended March 2007 compared to the first quarter of 2007. Operating income as a percentage of revenue also increased to 3.9% for the first quarter of 2008 from 2.7% for the first quarter of 2007.  Operating income comparisons between the three months ended March 2008 and 2007 are impacted by 1) the addition of new retail stores in 2007, 2) the profitability of our Financial Services business segment, and 3) the reduction of operating expenses due to certain cost-cutting initiatives.  The Financial Services segment incurs a marketing fee paid to the Retail and Direct business segments.  This marketing fee is included in selling, distribution, and administrative expenses as an expense for the Financial Services segment and as a credit to expense for the Retail and Direct business segments.   The marketing fee paid by the Financial Services segment to these two business segments increased $1.5 million in the first quarter of 2008 compared to the first quarter of 2007 – a $0.2 million increase to the Direct business segment and a $1.3 million increase to the Retail segment.

Interest (Expense) Income, Net

Interest expense, net of interest income, increased $4 million to $7 million for the three months ended March 2008 compared to the three months ended March 2007.  The net increase in interest expense was primarily due to additional debt incurred for financing our retail store expansion.  During the three months ended March 2008, we capitalized interest totaling $0.4 million on qualifying fixed assets relating primarily to retail store construction compared to $0.1 million for the three months ended March 2007.

Other Non-Operating Income, Net

Other income was $2 million for both the three months ended March 2008 and 2007. This income is from the interest earned on our economic development bonds.  Our investment in economic development bonds was $11 million lower in March 2008 than March 2007 primarily due to the retirement of $43 million in Wheeling, West Virginia, bonds in April 2007.

Provision for Income Taxes

Our effective tax rate was 37.0% for the three months ended March 2008 compared to 36.2% for the three months ended March 2007.  The effective tax rate was lower for the 2007 first quarter due to less state income taxes in the three months ended March 2007 compared to March 2008.

Bank Asset Quality

Overview

We securitize a majority of our credit card loans. On a quarterly basis, we transfer eligible credit card loans into a securitization trust.  We are required to own at least a minimum twenty day average of 5% of the interests in the securitization trust, which is our transferor’s interest that totaled $156 million at the end of March 2008.  Accordingly, retained credit card loans have the same characteristics as credit card loans sold to outside investors.  Certain accounts are ineligible for securitization for reasons such as:  1) they are delinquent, 2) they originated from sources other than Cabela's CLUB Visa credit cards, or 3) various other requirements.  Loans ineligible for securitization totaled $14 million, $15 million and $16 million, at March 29, 2008, December 29, 2007, and March 31, 2007, respectively.

The quality of our managed credit card loan portfolio at any time reflects, among other factors:  1) the creditworthiness of cardholders, 2) general economic conditions, 3) the success of our account management and collection activities, and 4) the life-cycle stage of the portfolio.  During periods of economic weakness, delinquencies and net charge-offs are more likely to increase. We have mitigated periods of economic weakness by selecting a customer base that is very creditworthy.  The median FICO scores of our securitized loans were 785 in the first quarter of 2008 compared to 787 in 2007 and 785 in 2006. We believe that as our credit card accounts mature, they are less likely to result in a charge-off and less likely to be closed.

Delinquencies

We consider the entire balance of an account, including any accrued interest and fees, delinquent if the minimum payment is not received by the payment due date. Our aging method is based on the number of completed billing cycles during which a customer has failed to make a required payment. The following chart shows the percentage of our managed credit card loans that have been delinquent at the periods ended:

Number of days delinquent	March 29, 2008	December 31, 2007	March 31, 2007

Greater than 30 days	1.11%	0.97%	0.82%
Greater than 60 days	0.64	0.57	0.49
Greater than 90 days	0.31	0.28	0.23

Charge-offs

Charge-offs consist of the uncollectible principal, interest, and fees on a customer's account.  Recoveries are the amounts collected on previously charged-off accounts.  Most bankcard issuers charge-off accounts at 180 days.  Beginning in June 2007, we began charging off credit card loans on a daily basis after an account becomes at a minimum 130 days contractually delinquent to allow us to manage the collection process more efficiently.  Accounts relating to cardholder bankruptcies, cardholder deaths, and fraudulent transactions are charged off earlier.  Prior to June 2007, we charged-off credit card loans on the 24th day of the month after an account became 115 days contractually delinquent resulting in a 129-day average for charging-off an account.  Our charge-off activity for the managed portfolio is summarized below for the periods presented.

	Three Months Ended
	March 29, 2008	March 31, 2007
	(Dollars in Thousands)
Charge-offs	$14,965	$9,481
Recoveries	(2,575)	(2,148)
Net charge-offs	$12,390	$7,333
Net charge-offs as a percentage of average managed credit card loans	2.53%	1.88%

Net charge-offs as a percentage of average managed credit card loans increased to 2.53% for the first quarter of 2008, up 15 basis points compared to the rate of 2.38% for the fourth quarter of 2007, principally because of the challenging economic environment.  The dollar level of net charge-offs for the three months ended March 2008 are within our expectations and are anticipated to approximate this annualized percentage for 2008.

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

Financial Services Business Segment (the “bank”) – The primary cash requirements of our bank relate to the financing of credit card loans.  The bank sources operating funds in the ordinary course of business through various financing activities, which includes funding obtained from securitization transactions, borrowing under its credit agreement or federal funds purchase agreements, accepting certificates of deposit, and generating cash from operations.  The bank is prohibited by regulations from lending money to Cabela’s or other affiliates. The bank is subject to capital requirements imposed by Nebraska banking law and the Visa membership rules, and its ability to pay dividends is also limited by Nebraska and Federal banking law.

We believe that we will have sufficient capital available from cash on hand, our revolving credit facility, and other borrowing sources to fund our cash requirements and near-term growth plans.

Operating, Investing, and Financing Activities

The following table presents changes in our cash and cash equivalents for the three months ended:

	March 29, 2008	March 31, 2007
	(In Thousands)
Net cash used in operating activities	$(171,040)	$(101,256)

Net cash used in investing activities	(44,526)	(36,097)

Net cash provided by financing activities	162,469	16,435

2008 versus 2007

Operating Activities – Cash used in operating activities increased $70 million for the three months ended March 2008 compared to 2007. This net increase in the use of cash comparing the respective quarters was primarily due to a net reduction in accounts payable of $52 million, a net decrease of $18 million in accounts receivable, and a net reduction in income taxes payable of $11 million.  The net decrease in accounts payable was impacted by a $5 million decrease compared to 2007 due to a decrease in the payable to the third party processor for the bank’s credit card transactions.  These uses of cash for operating activities were partially offset by a net increase of $8 million between comparable quarters related to inventories, and by an $8 million net change in prepaid expenses and other current assets.

We will incur a total cash outlay of approximately $19 million over four years (through 2010) based on our election in our 2007 federal income tax return to change our method of accounting for inventory from LIFO to FIFO for income tax purposes. At the end of March 2008, we owed approximately $14 million, which liability is included in our consolidated balance sheet.

Investing Activities – Cash used in investing activities increased $8 million for the three months ended March 2008 compared to 2007. This net increase was primarily due to expenditures related to the development and construction of the new retail stores scheduled to open in 2008 as well as the payment of remaining costs associated with certain 2007 stores.  For the first quarter of 2008, cash paid for property and equipment additions totaled $50 million compared to $38 million for the three months ended March 2007.  We plan to open our Scarborough, Maine, store in May 2008 and our Rapid City, South Dakota, store in August 2008.  Retail stores currently scheduled to open in 2009 are East Rutherford, New Jersey, and Billings, Montana.  We will not open a retail store on the previously announced site in Montreal, Canada.  At March 29, 2008, we estimate remaining total capital expenditures, including the purchase of economic development bonds, to approximate $110 million to be paid in 2008 and 2009 relating to the development, construction, and completion of retail stores.  Certain contractual aspects of our retail store locations are in various stages of negotiations and are subject to customary conditions to closing.

Financing Activities – Cash provided by financing activities increased $146 million for the three months ended March 2008 compared to 2007. This net increase from financing activities comparing periods was due to a net increase of $168 million in borrowings primarily on lines of credit for working capital and inventory financing, a net increase of $60 million in long-term debt, and a net increase of $24 million in time deposits.  Partially offsetting these increases was a net decrease in the bank’s short-term borrowings of $94 million primarily from the repayment of a variable funding facility credit agreement. In addition, unpresented checks net of bank balance decreased $11 million due to timing of when checks cleared our bank.
.
The following table highlights the borrowing activity of our merchandising business and bank operations for the three months ended March:

	2008	2007
	(In Thousands)

Borrowings on lines of credit and short-term debt, net of repayments	$170,465	$2,353
Changes in short-term borrowings of financial services subsidiary, net	(100,000)	(6,491)
Issuances of long-term debt, net of repayments	60,652	350
Total	$131,117	$(3,788)

The following table summarizes our availability under debt and credit facilities, excluding the bank’s facilities, at the end of March:

	2008	2007
	(In Thousands)

Amounts available for borrowing under credit facilities (1)	$340,000	$325,000
Principal amounts outstanding	(220,371)	(2,311)
Outstanding letters of credit and standby letters of credit	(58,732)	(68,793)

Remaining borrowing capacity (1)	$60,897	$253,896

_____________________

(1)
Effective April 2, 2008, we increased our revolving credit facility by $105 million to $430 million, resulting in a total amount available for borrowing of $445 million, including the credit facility for our Canadian operations.

In addition, the bank has total borrowing availability of $185 million under its transferor’s interest credit agreement and agreements to borrow federal funds. Our bank entered into a credit agreement in 2007 for a $100 million variable funding facility secured by a participation interest in the bank’s transferor’s interest of the Cabela’s Master Credit Card Trust.  In the first quarter of 2008, the $100 million of debt was paid in full.   At the end of March 2008, the full $185 million of borrowing capacity was available.

On January 16, 2008, we issued and sold $57 million of 7.20% senior unsecured notes to institutional buyers.  The notes have a final maturity of 10 years and an average life of seven years.  Scheduled principal repayments of $8 million  are payable beginning January 16, 2012, and annually thereafter.  Interest is payable semi-annually.  We used the proceeds to pay down existing debt and for general corporate purposes.

Grants and Economic Development Bonds

Grants – We generally have received grant funding in exchange for commitments made by us to the state or local government providing the funding.  The commitments, such as assurance of agreed employment and wage levels at our retail stores or that the retail store will remain open, typically phase out over five to 10 years.  If we fail to maintain the commitments during the applicable period, the funds we received may have to be repaid or other adverse consequences may arise, which could affect our cash flows and profitability. As of March 29, 2008, December 29, 2007, and March 31, 2007, the total amount of grant funding subject to a specific contractual remedy was $12 million, $13 million and $14 million, respectively.

Economic Development Bonds – Through economic development bonds, the state or local government sells bonds to provide funding for land acquisition, readying the site, building infrastructure and related eligible expenses associated with the construction, and equipping of our retail stores. In the past, we have primarily been the sole purchaser of these bonds. The bond proceeds that are received by the governmental entity are then used to fund the construction and equipping of new retail stores and related infrastructure development. While purchasing these bonds involves an initial cash outlay by us in connection with a new store, some or all of these costs can be recaptured through the repayments of the bonds. The payments of principal and interest on the bonds are typically tied to sales, property, or lodging taxes generated from the store and, in some cases, from businesses in the surrounding area, over periods which range between 20 and 30 years. In addition, some of the bonds that we have purchased may be repurchased for par value by the governmental entity prior to the maturity date of the bonds. However, the governmental entity from which we purchase the bonds is not otherwise liable for repayment of principal and interest on the bonds to the extent that the associated taxes are insufficient to pay the bonds.

After purchasing the bonds, we typically record them on our consolidated balance sheet classified as “available for sale” and value them based upon management’s projections of the amount of tax revenue expected to be generated to support principal and interest payments on the bonds.  Because of the unique features of each project, there is no independent market data for valuation of these types of bonds.  If sufficient tax revenue is not generated by the subject properties, we will not receive scheduled payments and will be unable to realize the full value of the bonds carried on our consolidated balance sheet.  Economic development bonds totaled $106 million, $98 million, and $117 million, respectively, as of March 29, 2008, December 29, 2007, and March 31, 2007.

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

The total amounts and maturities for our credit card securitizations as of March 29, 2008, were as follows:

Series	Type	Initial Amount	Interest Rate	Expected Final Maturity
(Dollars in Thousands)

Series 2004-I	Term	$ 75,000	Fixed	March 2009
Series 2004-II	Term	175,000	Floating	March 2009
Series 2005-I	Term	140,000	Fixed	October 2010
Series 2005-I	Term	110,000	Floating	October 2010
Series 2006-III	Term	250,000	Fixed	October 2011
Series 2006-III	Term	250,000	Floating	October 2011
Series 2008-I	Term	461,500 (1)	Fixed	December 2010
Series 2008-I	Term	38,500	Floating	December 2010
Series 2006-I	Variable Funding	350,000	Floating	October 2008
_____________________

(1)	The trust entered into an interest rate swap agreement to convert the floating rate notes with a notional amount of $229.85 million into a fixed rate obligation.

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

Certificates of Deposit

We utilize certificates of deposit to partially finance the operating activities of our bank. Our bank issues certificates of deposit in a minimum amount of one hundred thousand dollars in various maturities.   As of March 29, 2008, we had $184 million of certificates of deposit outstanding with maturities ranging from April 2008 to April 2016 and with a weighted average effective annual fixed rate of 4.85%. This outstanding balance compares to $161 million and $101 million at December 29, 2007, and March 31, 2007, respectively, with weighted average effective annual fixed rates of 5.01% and 4.97%, respectively.  Certificate of deposit borrowings are subject to regulatory capital requirements.

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

Credit Card Limits - The bank bears off-balance sheet risk in the normal course of its business. One form of this risk is through the bank's commitment to extend credit to cardholders up to the maximum amount of their credit limits. The aggregate of such potential funding requirements totaled $12 billion above existing balances as of March 29, 2008. These funding obligations are not included on our consolidated balance sheet. While the bank has not experienced, and does not anticipate that it will experience, a significant draw down of unfunded credit lines by its cardholders, a significant draw down would create a cash need at the bank which likely could not be met by our available cash and funding sources. The bank has the right to reduce or cancel these available lines of credit at any time.

Securitizations - All of the bank's securitization transactions have been accounted for as sales transactions and the credit card loans relating to those pools of assets are not reflected in our consolidated balance sheet.

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

Financial Services Interest Rate Risk

Interest rate risk refers to changes in earnings or the net present value of assets and off-balance sheet positions, less liabilities (termed "economic value of equity") due to interest rate changes. To the extent that interest income collected on managed credit card loans and interest expense do not respond equally to changes in interest rates, or that rates do not change uniformly, securitization earnings and economic value of equity could be affected. Our net interest income on managed credit card loans is affected primarily by changes in short term interest rate indices such as London Inter-Bank Offered Rate (“LIBOR”) and the prime rate.  The variable rate credit card loans are indexed to the prime rate.  Securitization certificates and notes are indexed to LIBOR-based rates of interest and are periodically repriced.  Certificate of deposits are priced at the current prevailing market rate at the time of issuance. We manage and mitigate our interest rate sensitivity through several techniques, but primarily by modifying the contract terms with our cardholders, including interest rates charged, in response to changing market conditions. Additional techniques we use include managing the maturity, repricing, and distribution of assets and liabilities by issuing fixed rate securitization certificates and notes, and by entering into interest rate swaps.

The table below shows the mix of our credit card account balances at the periods ended:

	March 29, 2008	December 29, 2007	March 31, 2007
As a percentage of total balances outstanding:
Balances carrying interest rate based upon the national prime lending rate	66.0%	61.1%	64.8%
Balances carrying an interest rate of 9.99%	2.6	3.1	3.0
Balances carrying an interest rate of 0.00%	0.4	0.3	--
Balances not carrying interest because their previous month's balance was paid in full	31.0	35.5	32.2
	100.0%	100.0%	100.0%

Charges on the credit cards issued by our Financial Services segment are priced at a margin over the defined national prime lending rate, subject to certain interest rate floors.  However, purchases of Cabela’s merchandise, certain other charges, and balance transfer programs are financed at a fixed interest rate of 9.99%. Together, the balances on these credit cards represent 68.6% of total balances outstanding as of March 29, 2008, compared to 64.2% at the end of 2007.  No interest is charged if the account is paid in full within 20 days of the billing cycle, which represent 31.0% of total balances outstanding as of March 29, 2008. Credit card balances with a zero percentage interest rate have increased over prior years due to an increase in promotional merchandise offers.

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

Foreign Currency Risk

We purchase a significant amount of inventory from vendors outside of the United States in transactions that are primarily U. S. dollar transactions. A small percentage of our international purchase transactions are in currencies other than the U. S. dollar. Any currency risks related to these transactions are immaterial to us. A decline in the relative value of the U. S. dollar to other foreign currencies could, however, lead to increased merchandise costs.  For our retail store in Canada, we intend to fund all transactions in Canadian dollars, and we will utilize our unsecured revolving credit agreement of $15 million to fund such operations.

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

In connection with this quarterly report on Form 10-Q, our Chief Executive Officer and Chief Financial Officer evaluated, with the participation of our management, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on management’s evaluation, our Chief Executive Officer and Chief Financial Officer each concluded that our disclosure controls and procedures were effective as of March 29, 2008.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 29, 2008, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 4T.                    Controls and Procedures

Not applicable.

PART II – OTHER INFORMATION

Item 1.                   Legal Proceedings.

We are party to various proceedings, lawsuits, disputes, and claims arising in the ordinary course of our business.  These actions include commercial, intellectual property, employment, and product liability claims.  Some of these actions involve complex factual and legal issues and are subject to uncertainties.  We cannot predict with assurance the outcome of the actions brought against us.  Accordingly, adverse developments, settlements, or resolutions may occur and negatively impact earnings in the quarter of such development, settlement, or resolution.  However, we do not believe that the outcome of any current action would have a material adverse effect on our results of operations, cash flows, or financial position taken as a whole.

Item 1A.                    Risk Factors.

There have been no material changes from the risk factors disclosed in the “Risk Factors” section of our Annual Report on Form 10-K for the fiscal year ended December 29, 2007, except that the risk factor titled “Our historic sales tax collection policy for our Direct business may subject us to liabilities for unpaid sales taxes on past Direct business sales” shall be deleted in its entirety and the following new risk factor shall be added.

Our historic sales tax collection policy for our Direct business may subject us to liabilities for unpaid sales taxes on past Direct business sales.

Many states have attempted to require that out-of-state direct marketers, whose only contacts with the state are solicitations and delivery to their residents of products purchased through the mail or the Internet, collect sales taxes on the sale of these products. In addition, a private litigant, purportedly on behalf of various states, has initiated litigation against several out-of-state direct marketers alleging that the failure to collect and remit sales tax violates various state false claims laws. The U.S. Supreme Court has held that states, absent congressional legislation, may not impose tax collection obligations on out-of-state direct marketers unless the out-of-state direct marketer has nexus with the state. Nexus generally is created by the physical presence of the direct marketer, its agents, or its property within the state. Our sales tax collection policy for our Direct business is to collect and remit sales tax in states where our Direct business has established nexus. Prior to the opening of a retail store, we historically sought a private letter ruling from the state in which the store would be located as to whether our Direct business would have nexus with that state as a result of the store opening. Some states have enacted legislation that requires sales tax collection by direct marketers with no physical presence in that state. In some instances, the legislation assumes nexus exists because of the physical presence of an affiliated entity engaged in the same line of business. During the first quarter of 2008, we received an assessment for unpaid sales taxes on prior Direct business sales from a state with such legislation.  In addition, a competitor has commenced an action against us alleging that our failure to collect and remit sales tax in certain states constitutes unfair competition.  It is also possible that we may receive future assessments from other states for unpaid sales taxes on prior Direct business sales.  We presently intend to vigorously contest the assessment, the action, and any future sales tax assessments, but we may not prevail. If we do not prevail with respect to any assessment, we could be held liable for sales taxes on prior Direct business sales, which could be substantial.

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

CABELA'S INCORPORATED

Dated: May 2, 2008	By:	/s/ Dennis Highby
Dennis Highby
President and Chief Executive Officer

Dated: May 2, 2008	By:	/s/ Ralph W. Castner
Ralph W. Castner
Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description

31.1	Certification of CEO Pursuant to Rule 13a-14(a) under the Exchange Act

31.2	Certification of CFO Pursuant to Rule 13a-14(a) under the Exchange Act

32	Certifications Pursuant to 18 U.S.C. Section 1350