Form 10-Q
period 2008-06-28
CABELAS INC
filed 2008-08-05
CIK 1267130

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 28, 2008
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

Common stock, $0.01 par value: 66,505,594 shares as of July 25, 2008.

CABELA’S INCORPORATED

FORM 10-Q
QUARTERLY PERIOD ENDED JUNE 28, 2008

PART I – FINANCIAL INFORMATION
Item 1.          Financial Statements

CABELA’S INCORPORATED AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Dollars in Thousands Except Share and Per Share Amounts) (Unaudited)
	Three Months Ended		Six Months Ended

	June 28, 2008	June 30, 2007	June 28, 2008	June 30, 2007
Revenue:
Merchandise sales	$480,640	$403,424	$971,551	$826,063
Financial services revenue	38,253	41,014	78,961	76,748
Other revenue	7,059	6,761	10,979	10,479
Total revenue	525,952	451,199	1,061,491	913,290

Total cost of revenue (exclusive of depreciation and amortization)	316,386	260,097	630,188	538,129
Selling, distribution, and administrative expenses	194,714	170,850	395,365	342,518
Operating income	14,852	20,252	35,938	32,643

Interest (expense) income, net	(7,748)	(4,409)	(14,889)	(7,807)
Other non-operating income, net	1,755	2,153	3,614	4,349
Income before provision for income taxes	8,859	17,996	24,663	29,185
Provision for income taxes	1,580	6,732	7,428	10,779

Net income	$7,279	$11,264	$17,235	$18,406

Basic net income per share	$0.11	$0.17	$0.26	$0.28
Diluted net income per share	$0.11	$0.17	$0.26	$0.27

Basic weighted average shares outstanding	66,203,423	65,782,822	66,068,902	65,639,217
Diluted weighted average shares outstanding	66,852,745	67,111,798	66,761,415	67,251,708

Refer to notes to unaudited condensed consolidated financial statements.

CABELA’S INCORPORATED AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS (Dollars in Thousands Except Par Values) (Unaudited)
	June 28, 2008	December 29, 2007	June 30, 2007
ASSETS
CURRENT
Cash and cash equivalents	$88,125	$131,182	$80,229
Accounts receivable, net of allowance for doubtful accounts of $1,782, $1,851 and $1,714	49,652	46,857	31,154
Credit card loans, net of allowances of $1,254, $1,197 and $1,193	184,024	191,893	133,050
Inventories	630,830	608,159	523,925
Prepaid expenses and other current assets	141,232	116,297	141,773
Income taxes receivable	1,753	--	7,063
Total current assets	1,095,616	1,094,388	917,194
Property and equipment, net	916,558	904,052	733,594
Land held for sale or development	33,312	34,802	19,192
Retained interests in securitized loans	38,390	51,777	40,091
Economic development bonds	101,316	98,035	80,269
Other assets	32,356	29,776	20,359
Total assets	$2,217,548	$2,212,830	$1,810,699

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT
Accounts payable, including unpresented checks of $14,234, $11,340 and $32,615	$169,483	$281,391	$262,351
Gift certificates and credit card and loyalty rewards programs	170,280	184,257	137,775
Accrued expenses	93,134	139,510	91,956
Time deposits	83,979	49,219	19,500
Short-term borrowings of financial services subsidiary	--	100,000	27,000
Current maturities of long-term debt	26,701	26,785	26,738
Income taxes payable	--	34,341	--
Deferred income taxes	13,157	15,601	17,863
Total current liabilities	556,734	831,104	583,183
Long-term debt, less current maturities	606,810	376,600	344,349
Long-term time deposits	117,603	111,372	65,694
Deferred income taxes	26,667	31,113	29,560
Other long-term liabilities	57,243	34,082	32,895

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Preferred stock, $0.01 par value; Authorized -- 10,000,000 shares; Issued – none	--	--	--
Common stock, $0.01 par value:
Class A Voting, Authorized – 245,000,000 shares; Issued – 66,463,389, 65,888,384 and 65,798,769 shares	665	659	658
Class B Non-voting, Authorized – 245,000,000 shares; Issued – none	--	--	--
Additional paid-in capital	266,755	257,351	253,373
Retained earnings	588,507	571,272	501,799
Accumulated other comprehensive income (loss), net	(3,436)	(723)	(812)
Total stockholders’ equity	852,491	828,559	755,018
Total liabilities and stockholders’ equity	$2,217,548	$2,212,830	$1,810,699

Refer to notes to unaudited condensed consolidated financial statements.

CABELA’S INCORPORATED AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (In Thousands) (Unaudited)
	Six Months Ended

CASH FLOWS FROM OPERATING ACTIVITIES:	June 28, 2008	June 30, 2007

Net income	$17,235	$18,406
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	33,842	27,044
Stock based compensation	3,072	2,115
Deferred income taxes	(5,353)	(318)
Other, net	(2,415)	52
Change in operating assets and liabilities:
Accounts receivable	(4,380)	7,083
Originations of credit card loans held for sale, net of collections	4,643	16,620
Retained interests in securitized loans	7,387	(1,058)
Inventories	(22,671)	(39,511)
Prepaid expenses and other current assets	(20,740)	(35,357)
Land held for sale or development	1,490	1,755
Accounts payable and accrued expenses	(127,742)	(72,087)
Gift certificates and credit card and loyalty rewards programs	(13,977)	(6,435)
Other long-term liabilities	23,161	16,444
Income taxes payable/receivable	(36,926)	(24,280)
Net cash used in operating activities	(143,374)	(89,527)

CASH FLOWS FROM INVESTING ACTIVITIES:
Property and equipment additions	(91,479)	(134,386)
Purchases of economic development bonds	--	(10,052)
Proceeds from disposition of property and equipment	--	3,855
Proceeds from retirements and maturities of economic development bonds	4,738	43,763
Change in credit card loans receivable, net	2,680	1,960
Change in cash reserves for retained interests	6,000	--
Other investing changes, net	(3,574)	(754)
Net cash used in investing activities	(81,635)	(95,614)

CASH FLOWS FROM FINANCING ACTIVITIES:
Change in unpresented checks net of bank balance	2,894	32,615
Change in time deposits, net	40,991	(17,002)
Changes in short-term borrowings of financial services subsidiary, net	(100,000)	20,509
Borrowings on revolving credit facilities and inventory financing	478,474	254,617
Repayments on revolving credit facilities and inventory financing	(307,492)	(261,371)
Issuances of long-term debt	61,200	60,800
Payments on long-term debt	(1,078)	(1,291)
Exercise of employee stock options	6,651	2,932
Other financing changes, net	312	658
Net cash provided by financing activities	181,952	92,467

Net change in cash and cash equivalents	(43,057)	(92,674)
Cash and cash equivalents, at beginning of period	131,182	172,903
Cash and cash equivalents, at end of period	$88,125	$80,229

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

Reporting Periods:

Unless otherwise stated, the fiscal periods referred to in the notes to these condensed consolidated financial statements are the 13 weeks ended June 28, 2008 (the “three months ended June 2008”), the 13 weeks ended June 30, 2007 (the “three months ended June 2007”), the 26 weeks ended June 28, 2008 (the “six months ended June 2008”), the 26 weeks ended June 30, 2007 (the “six months ended June 2007”), and the 52 weeks ended December 29, 2007 (“year ended 2007”).

2.	CREDIT CARD LOANS AND SECURITIZATION

The Company’s wholly-owned bank subsidiary, World’s Foremost Bank (“WFB”), has established a trust for the purpose of routinely securitizing and selling credit card loans. WFB maintains responsibility for servicing the securitized loans and receives a servicing fee based on the average outstanding loans in the trust.  Servicing fees are paid monthly and reflected as a component of Financial Services revenue. The trust issues commercial paper or long-term notes. Variable notes are priced at a benchmark rate plus a spread.  Fixed-rate notes are priced on a swap rate plus a spread.  WFB retains rights to future cash flows arising after investors have received the return to which they are entitled and after certain administrative costs of operating the trust. This portion of the retained interests is known as interest-only strips and is subordinate to investors’ interests. The value of the interest-only strips is subject to credit, payment rate, and interest rate risks on the loans sold. The investors have no recourse to the assets of WFB for failure of debtors to pay. However, as contractually required, WFB establishes certain cash accounts, known as cash reserve accounts, to be used as collateral for the benefit of investors.

CABELA’S INCORPORATED AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Dollars in Thousands Except Share and Per Share Amounts) (Unaudited)

Credit card loans consisted of the following at or for the periods ended:

	June 28, 2008	December 29, 2007	June 30, 2007

Credit card loans held for sale (including transferor’s interest of $169,373, $166,700 and $116,483)	$173,616	$178,258	$119,452
Credit card loans receivable, net of allowances of $1,254, $1,197 and $1,193	10,408	13,635	13,598
Total	$184,024	$191,893	$133,050

Composition of credit card loans at periods ended:
Loans serviced	$2,075,236	$2,058,235	$1,659,926
Loans securitized and sold to outside investors	(1,877,023)	(1,850,000)	(1,519,000)
Securitized loans with securities owned by WFB which are classified as retained interests	(9,929)	(12,650)	(5,037)
	188,284	195,585	135,889
Less adjustments to market value and allowance for loan losses	(4,260)	(3,692)	(2,839)

Total (including transferor’s interest of $169,373, $166,700 and $116,483)	$184,024	$191,893	$133,050

Transferor’s interest restricted for repayment of secured borrowing at the respective periods ended	$--	$133,333	$43,667

Delinquent loans in the managed credit card loan portfolio at the respective periods ended:
30-89 days	15,737	14,319	9,983
90 days or more and still accruing	6,960	5,835	4,442

	Three Months Ended		Six Months Ended
	June 28, 2008	June 30, 2007	June 28, 2008	June 30, 2007

Total net charge-offs on the managed credit card loans portfolio	$13,866	$6,645	$26,256	$13,978

Annual average credit card loans:
Managed credit card loans	2,013,065	1,606,616	1,987,565	1,583,918
Securitized credit card loans including transferor’s interest	1,980,347	1,577,681	1,952,030	1,549,957

Total net charge-offs as a percentage of annual average managed credit card loans	2.76%	1.65%	2.64%	1.76%

CABELA’S INCORPORATED AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Dollars in Thousands Except Share and Per Share Amounts) (Unaudited)

Retained Interests:

Retained interests in securitized loans consisted of the following at the periods ended:

	June 28, 2008	December 29, 2007	June 30, 2007

Cash reserve account	$6,292	$11,965	$10,076
Interest-only strips	22,169	27,162	24,978
Subordinated asset-backed variable funding notes	9,929	12,650	5,037

	$38,390	$51,777	$40,091

Certain restrictions exist related to securitization transactions that protect certificate and note holders against declining performance of the credit card loans. In the event performance declines outside stated parameters and waivers are not granted by certificate holders, note holders and/or credit enhancement providers, a rapid amortization of the certificates and notes could potentially occur. The credit card loans performed within established guidelines during the three and six months ended June 2008 and 2007.

3.           SHORT-TERM BORROWINGS OF FINANCIAL SERVICES SUBSIDIARY

On June 21, 2007, WFB entered into a variable funding facility credit agreement that is secured by a participation interest in the transferor’s interest of the Cabela’s Master Credit Card Trust.  No amount was outstanding at June 28, 2008, and at December 29, 2007, $100,000 was outstanding.  The weighted average interest rate on the facility was 3.88% for the six months ended June 2008.  On May 29, 2008, this credit agreement was modified to a total commitment of $25,000 and was extended until May 28, 2009.

WFB has unsecured federal funds purchase agreements with two financial institutions.  The maximum amount that can be borrowed is $85,000. There were no amounts outstanding at June 28, 2008, December 29, 2007, or June 30, 2007.  During the six months ended June 2008 and 2007, the average balance outstanding was $37,947 and $953 with a weighted average rate of 3.05% and 5.73%, respectively.

CABELA’S INCORPORATED AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Dollars in Thousands Except Share and Per Share Amounts) (Unaudited)

4.    LONG-TERM DEBT AND CAPITAL LEASES

Long-term debt, including revolving credit facilities and capital leases, consisted of the following at the periods ended:

	June 28, 2008	December 29, 2007	June 30, 2007

Unsecured revolving credit facility for $430,000 expiring June 30, 2012	$220,940	$50,576	$--
Unsecured senior notes due 2008-2009 with interest at 4.95%	50,000	50,000	75,000
Unsecured notes payable due 2016 with interest at 5.99%	215,000	215,000	215,000
Unsecured senior notes payable due 2017 with interest at 6.08%	60,000	60,000	60,000
Unsecured senior notes due 2012-2018 with interest at 7.20%	57,000	--	--
Unsecured revolving credit facility for $15,000 for Canadian operations expiring June 30, 2010, with interest at 4.75% at June 28, 2008	7,143	7,447	--
Capital lease obligations payable through 2036	13,671	13,939	13,859
Other long-term debt	9,757	6,423	7,228
Total debt	633,511	403,385	371,087
Less current portion of debt	(26,701)	(26,785)	(26,738)

Long-term debt, less current maturities	$606,810	$376,600	$344,349

At June 28, 2008, we had a credit agreement providing for a $430,000 unsecured revolving credit facility.  This credit facility was increased from $325,000 effective April 2, 2008.  Other than the increase in borrowing capacity, the terms of the credit agreement remain unchanged.  The credit facility may be increased to $450,000, and permits the issuance of up to $200,000 in letters of credit and standby letters of credit, which reduce the overall credit limit available under the credit facility.  During the six months ended June 2008 and 2007, the average principal balance outstanding on the line of credit was $176,966 and $8,022, respectively, and the weighted average interest rate was 3.90% and 6.14%, respectively.  Letters of credit and standby letters of credit totaling $45,719, $59,596 and $105,363 were outstanding at June 28, 2008, December 29, 2007, and June 30, 2007, respectively.  The average outstanding amount of total letters of credit during the six months ended June 2008 and 2007 was $47,395 and $58,302, respectively.

On January 16, 2008, we issued and sold $57,000 of 7.20% fixed-rate unsecured senior notes to institutional buyers.  The notes have a final maturity of 10 years (January 16, 2018) and an average life of seven years.  Scheduled principal repayments of $8,143 are payable beginning January 16, 2012, and annually thereafter.  Interest is payable semi-annually.  We used the proceeds to pay down existing debt and for general corporate purposes.

We have financing agreements that allow certain boat and all-terrain vehicle merchandise vendors to give us extended payment terms.   The vendors are responsible for all interest payments, with certain exceptions, for the financing period and the financing company holds a security interest in the specific inventory held by Cabela’s.  We record this merchandise in inventory.  Our revolving credit facility limits this security interest to $50,000.  The extended payment terms to the vendor do not exceed one year.  The outstanding liability, included in accounts payable, was $8,851, $7,988 and $3,074 at June 28, 2008, December 29, 2007, and June 30, 2007, respectively.

At June 28, 2008, we were in compliance with all financial covenants under our credit agreements and unsecured notes.

CABELA’S INCORPORATED AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Dollars in Thousands Except Share and Per Share Amounts) (Unaudited)

5.    INTEREST (EXPENSE) INCOME, NET

Interest expense, net of interest income, consisted of the following for the periods presented.

	Three Months Ended		Six Months Ended
	June 28, 2008	June 30, 2007	June 28, 2008	June 30, 2007

Interest expense	$(8,418)	$(5,159)	$(15,999)	$(9,853)
Capitalized interest	663	323	1,079	383
Interest income	7	427	31	1,663

	$(7,748)	$(4,409)	$(14,889)	$(7,807)

6.	INCOME TAXES

Effective April 1, 2008, we completed a legal entity restructuring by merging certain subsidiaries resulting in the major selling channels (catalog, Internet, and retail) residing in a single legal entity.  Prior to the restructuring, state net operating losses were being carried forward.  Under the previous operating structure, the losses were likely to have expired unused, therefore a full valuation allowance was established.  The surviving entity in the restructuring is anticipated to generate sufficient taxable income to recognize the tax benefit of these the net operating losses in full.  Accordingly, in the second quarter of 2008, we reversed the state net operating losses valuation allowance of $916,000.

A reconciliation of the statutory federal tax rate to the effective income tax rate is as follows for the periods presented.

	Three Months Ended		Six Months Ended
	June 28, 2008	June 30, 2007	June 28, 2008	June 30, 2007

Statutory federal taxes	35.0%	35.0%	35.0%	35.0%
State income taxes, net of federal tax benefit	1.6	1.7	1.6	1.7
State net operating losses valuation allowance release	(10.3)	--	(3.7)	--
Change in state deferred tax rates	(4.3)	--	(1.6)	--
Change in tax liabilities	(3.8)	--	(1.4)	(1.1)
Other, net	(0.4)	0.7	0.2	1.3

	17.8%	37.4%	30.1%	36.9%

CABELA’S INCORPORATED AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Dollars in Thousands Except Share and Per Share Amounts) (Unaudited)

7.	COMMITMENTS AND CONTINGENCIES

We lease various buildings, computer equipment, signs, and storage space under operating leases, which expire on various dates through April 2033.  Rent expense on these leases as well as other month to month rentals was $3,277 and $6,414 for the three and six months ended June 2008, respectively, and $2,741 and $5,495 for the three and six months ended June 2007, respectively. The following is a schedule of future minimum rental payments under operating leases as of June 28, 2008:

For the six months ending December 27, 2008	$3,331
For fiscal years:
2009	5,570
2010	5,090
2011	4,601
2012	4,167
Thereafter	78,702

$101,461

We have entered into certain lease agreements for retail store locations.  Certain leases include tenant allowances that will be amortized over the life of the lease. During the six months ended June 2008, we received $21,977 in tenant allowances.

We have entered into real estate purchase, construction, and/or economic development agreements for various new retail store site locations.  At June 28, 2008, we had total estimated cash commitments of approximately $110,000 for projected retail store-related expenditures and the purchase of future economic development bonds connected with the development, construction, and completion of new retail stores for 2008 and 2009.  This does not include any amounts for contractual obligations associated with retail store locations where we are in the process of certain negotiations.

Under various grant programs, state or local governments provide funding for certain costs associated with developing and opening a new retail store. We generally receive grant funding in exchange for commitments, such as assurance of agreed employment and wage levels at the retail store or that the retail store will remain open, made by us to the state or local government providing the funding. The commitments typically phase out over five to 10 years.  If we fail to maintain the commitments during the applicable period, the funds received may have to be repaid or other adverse consequences may arise, which could affect our cash flows and profitability. As of June 28, 2008, December 29, 2007, and June 30, 2007, the total amount of grant funding subject to a specific contractual remedy was $8,445, $13,049 and $13,303, respectively.

Under our open account document instructions program, which provides for our company-issued letters of credit, we had obligations to pay participating vendors $27,748, $6,399 and $3,592 as of June 28, 2008, December 29, 2007, and June 30, 2007, respectively.  This program began in April 2007.

CABELA’S INCORPORATED AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Dollars in Thousands Except Share and Per Share Amounts) (Unaudited)

WFB enters into financial instruments with off balance sheet risk in the normal course of business through the origination of unsecured credit card loans. These financial instruments consist of commitments to extend credit and totaled $12,421,000, $11,635,000 and $10,471,000 at June 28, 2008, December 29, 2007, and June 30, 2007, respectively. These commitments are in addition to any current outstanding balances of a cardholder.  These instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the consolidated balance sheets. The principal amounts of these instruments reflect the maximum exposure WFB has in the instruments. WFB has not experienced and does not anticipate that all of the customers will exercise their entire available line of credit at any given point in time. WFB has the right to reduce or cancel these available lines of credit at any time.

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

8.    STOCK OPTION PLANS

Employee Stock Option Plans – The Cabela’s Incorporated 2004 Stock Plan (the “2004 Plan”) provides for the grant of non-qualified stock options, incentive stock options, stock appreciation rights, restricted stock, restricted stock units, and other stock-based awards to employees, directors, and consultants. Options granted under the 2004 Plan have a term of no greater than ten years from the grant date and are exercisable in accordance with the vesting schedule determined at the time the awards are granted. During May 2008, there were 1,065,400 options granted to employees and 12,000 options granted to non-employee directors, all at an exercise price of $15.25 per share.  The options have an eight-year term and vest over three years for employees and one year for non-employee directors.  As of June 28, 2008, there were 4,654,368 shares subject to options and 1,598,132 shares authorized and available for grant under the 2004 Plan.

Under our 1997 Stock Option Plan there were 1,114,567 shares subject to options as of June 28, 2008, with no shares available for grant.  Options issued expire on the fifth or the tenth anniversary of the date of the grant under this plan.

During the six months ended June 2008, there were 575,005 options exercised.  The aggregate intrinsic value of awards exercised was $2,201 and $7,252 during the six months ended June 2008 and 2007, respectively.  Based on our closing stock price of $11.08 as of June 28, 2008, the total number of in-the-money awards exercisable at June 28, 2008, was 606,268.

We recorded share-based compensation expense of $1,652 ($1,241 after-tax, or $0.02 per diluted share) and $3,072 ($2,067 after-tax, or $.03 per diluted share) for the three and six months ended June 2008, respectively, and $1,259 ($787 after-tax, or $0.01 per diluted share) and $2,115 ($1,322 after-tax, or $.02 per diluted share) for the three and six months ended June 2007, respectively.  Compensation expense related to our share-based payment awards is recorded in selling, distribution, and administrative expenses in the consolidated statements of income.

As of June 28, 2008, the total unrecognized deferred share-based compensation balance for unvested shares issued, net of expected forfeitures, was approximately $10,650, net of tax, which is expected to be amortized over a weighted average period of 3.0 years.

Employee Stock Purchase Plan – The maximum number of shares of common stock available for issuance under our Employee Stock Purchase Plan (the “ESPP”) is 1,835,000.  During the six months ended June 2008, there were 124,971 shares issued under the ESPP.  As of June 28, 2008, there were 1,320,305 shares authorized and available for issuance.  We intend to utilize market purchases, rather than new issuances, whenever possible.

CABELA’S INCORPORATED AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Dollars in Thousands Except Share and Per Share Amounts) (Unaudited)

9.	STOCKHOLDERS’ EQUITY AND DIVIDEND RESTRICTIONS

The most significant restrictions on the payment of dividends are the covenants contained in our revolving credit agreement and unsecured senior notes purchase agreements.  At June 28, 2008, we had unrestricted retained earnings of $108,933 available for dividends.  However, we have never declared or paid any cash dividends on our common stock and we do not anticipate paying any cash dividends in the foreseeable future.  Nebraska banking laws also govern the amount of dividends that WFB can pay to Cabela’s.

Other Comprehensive Income (Loss) – The components of accumulated other comprehensive income (loss), net of related taxes, are as follows at the periods ended:

	June 28, 2008	December 29, 2007	June 30, 2007
Accumulated net unrealized holding losses on economic development bonds	$(3,526)	$(806)	$(845)
Accumulated net unrealized holding gains on derivatives	92	76	33
Cumulative foreign currency translation adjustments	(2)	7	--
Total accumulated other comprehensive income (loss)	$(3,436)	$(723)	$(812)

10.           COMPREHENSIVE INCOME

The components of comprehensive income and related tax effects were as follows for the periods presented.

	Three Months Ended		Six Months Ended
	June 28, 2008	June 30, 2007	June 28, 2008	June 30, 2007

Net income	$7,279	$11,264	$17,235	$18,406
Changes in net unrealized holding losses on economic development bonds, net of taxes of $156, $534, $1,594 and $683	(272)	(890)	(2,720)	(1,138)
Changes in net unrealized holding gains on derivatives designated as cash flow hedges, net of taxes of $14, $11, $80 and $25	25	18	138	42
Less adjustment for reclassification of derivatives included in net income, net of taxes of $38, $15, $70 and $19	(66)	(25)	(122)	(31)
	(41)	(7)	16	11

Foreign currency translation adjustment	7	--	(9)	--

Comprehensive income	$6,973	$10,367	$14,522	$17,279

CABELA’S INCORPORATED AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Dollars in Thousands Except Share and Per Share Amounts) (Unaudited)

11.           EARNINGS PER SHARE

The following table reconciles the number of shares utilized in the earnings per share calculations for the periods presented.

	Three Months Ended		Six Months Ended
	June 28, 2008	June 30, 2007	June 28, 2008	June 30, 2007

Weighted average number of shares:
Common shares – basic	66,203,423	65,782,822	66,068,902	65,639,217
Effect of incremental dilutive securities:
Stock options and employee stock purchase plan shares	649,322	1,328,976	692,513	1,612,491
Common shares – diluted	66,852,745	67,111,798	66,761,415	67,251,708

Options outstanding considered anti-dilutive	4,070,688	4,000	4,070,688	4,000

12.           SUPPLEMENTAL CASH FLOW INFORMATION

The following table sets forth non-cash financing and investing activities and other cash flow information for the periods presented.

	Balance at June 28, 2008	Balance at June 30, 2007

Non-cash financing and investing activities:
Accrued property and equipment additions (1)	$13,959	$47,398
Capital lease obligations	--	202

	Six Months Ended
	June 28, 2008	June 30, 2007
Other cash flow information:
Interest paid	$18,169	$11,896
Capitalized interest	(1,079)	(383)
Interest paid, net of capitalized interest	$17,090	$11,513

Income taxes, net	$47,547	$31,030

(1)	Accrued property and equipment additions are recognized in the condensed consolidated statements of cash flows in the period they are paid.

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

Segment assets are those directly used in or clearly allocable to an operating segment’s operations.  For the Retail segment, assets include inventory in the retail stores, land, buildings, fixtures, and leasehold improvements.   For the Direct segment, assets include deferred catalog costs and fixed assets.  Included in the assets of these two segments is goodwill totaling $4,474 as of June 28, 2008, that has been allocated $969 to the Direct segment and $3,505 to the Retail segment.  For the Financial Services segment, assets include cash, credit card loans, retained interest, buildings, and fixtures.  Assets for the Corporate Overhead and Other segment include corporate headquarters and facilities, merchandise distribution inventory, shared technology infrastructure and related information systems, corporate cash and cash equivalents, economic development bonds, prepaid expenses, deferred income taxes, and other corporate long-lived assets.  Depreciation, amortization, and property and equipment expenditures of each segment are allocated to each respective segment.  Intercompany revenue between segments has been eliminated in consolidation.

Results by business segment are presented in the following table for the three months ended June 2008 and 2007:

Three Months Ended June 28, 2008:	Retail	Direct	Financial Services	Corporate Overhead and Other	Total

Revenue from external	$273,122	$206,630	$38,369	$7,831	$525,952
Revenue (loss) from internal	502	386	(116)	(772)	--
Total revenue	$273,624	$207,016	$38,253	$7,059	$525,952

Operating income (loss)	$22,406	$26,379	$11,190	$(45,123)	$14,852
As a percentage of revenue	8.2%	12.7%	29.3%	N/A	2.8%

Depreciation and amortization	$10,220	$891	$288	$4,696	$16,095
Assets	1,017,088	504,168	395,831	300,461	2,217,548

CABELA’S INCORPORATED AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Dollars in Thousands Except Share and Per Share Amounts) (Unaudited)

Three Months Ended June 30, 2007:	Retail	Direct	Financial Services	Corporate Overhead and Other	Total

Revenue from external	$199,029	$203,487	$41,166	$7,517	$451,199
Revenue (loss) from internal	534	374	(152)	(756)	--
Total revenue	$199,563	$203,861	$41,014	$6,761	$451,199

Operating income (loss)	$22,108	$33,966	$8,833	$(44,655)	$20,252
As a percentage of revenue	11.1%	16.7%	21.5%	N/A	4.5%

Depreciation and amortization	$6,645	$1,119	$268	$5,759	$13,791
Assets	758,521	422,959	338,437	290,782	1,810,699

Six Months Ended June 28, 2008:	Retail	Direct	Financial Services	Corporate Overhead and Other	Total

Revenue from external	$527,069	$442,649	$79,179	$12,594	$1,061,491
Revenue (loss) from internal	930	903	(218)	(1,615)	--
Total revenue	$527,999	$443,552	$78,961	$10,979	$1,061,491

Operating income (loss)	$49,345	$59,855	$21,967	$(95,229)	$35,938
As a percentage of revenue	9.3%	13.5%	27.8%	N/A	3.4%

Depreciation and amortization	$20,223	$1,944	$586	$11,089	$33,842
Assets	1,017,088	504,168	395,831	300,461	2,217,548

Six Months Ended June 30, 2007:	Retail	Direct	Financial Services	Corporate Overhead and Other	Total

Revenue from external	$383,276	$441,029	$77,050	$11,935	$913,290
Revenue (loss) from internal	1,041	717	(302)	(1,456)	--
Total revenue	$384,317	$441,746	$76,748	$10,479	$913,290

Operating income (loss)	$39,463	$66,459	$17,392	$(90,671)	$32,643
As a percentage of revenue	10.3%	15.0%	22.7%	N/A	3.6%

Depreciation and amortization	$12,778	$2,127	$532	$11,607	$27,044
Assets	758,521	422,959	338,437	290,782	1,810,699

CABELA’S INCORPORATED AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Dollars in Thousands Except Share and Per Share Amounts) (Unaudited)

The components and amounts of total revenue for the Financial Services business segment were as follows for the periods presented.

	Three Months Ended		Six Months Ended
	June 28, 2008	June 30, 2007	June 28, 2008	June 30, 2007

Interest and fee income, net of provision for loan losses	$8,743	$6,334	$19,123	$11,094
Interest expense	(2,660)	(1,205)	(6,162)	(2,445)
Net interest income, net of provision for loan losses	6,083	5,129	12,961	8,649
Non-interest income:
Securitization income	45,652	50,026	89,350	93,636
Other non-interest income	16,053	11,308	32,641	22,480
Total non-interest income	61,705	61,334	121,991	116,116
Less: Customer rewards costs	(29,535)	(25,449)	(55,991)	(48,017)
Financial Services total revenue	$38,253	$41,014	$78,961	$76,748

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

14.	FAIR VALUE MEASUREMENTS

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

•	Level 1 - Quoted market prices in active markets for identical assets or liabilities.

•	Level 2 – Observable inputs other than quoted market prices.

•	Level 3 – Unobservable inputs corroborated by little, if any, market data.

Level 3 is comprised of financial instruments whose fair value is estimated based on internally developed models or methodologies utilizing significant inputs that are primarily unobservable from objective sources.  In determining the appropriate levels, we performed an analysis of the assets and liabilities that are subject to FAS 157 and determined that at June 28, 2008, all applicable financial instruments carried on our consolidated balance sheets are classified as Level 3.  The following table summarizes the valuation of our recurring financial instruments at June 28, 2008.

Assets	Fair Value at June 28, 2008 (1)

Credit card loans	$173,616
Retained interests in securitized loans	38,390
Economic development bonds	101,316
$313,322
(1) All fair value measurements using Level 3 category.

The table below presents changes in fair value of our assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3), as defined in FAS 157, for the three months ended June 2008.

	Credit Card Loans	Retained Interests in Securitized Loans	Economic Development Bonds

Balance, March 29, 2008	$162,351	$36,864	$106,314
Total gains or losses (realized/unrealized):
Included in earnings	--	(2,470)	--
Included in other comprehensive income	--	--	(428)
Purchases, issuances, and settlements, net	11,265	3,996	(4,570)
Transfers in/out of Level 3	--	--	--
Balance, June 28, 2008	$173,616	$38,390	$101,316

CABELA’S INCORPORATED AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Dollars in Thousands Except Share and Per Share Amounts) (Unaudited)

The table below presents changes in fair value of our assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the six months ended June 2008.

	Credit Card Loans	Retained Interests in Securitized Loans	Economic Development Bonds

Balance, December 30, 2007	$178,258	$51,777	$98,035
Total gains or losses (realized/unrealized):
Included in earnings	--	(9,332)	--
Included in other comprehensive income	--	--	(4,283)
Purchases, issuances, and settlements, net	(4,642)	(4,055)	7,564
Transfers in/out of Level 3	--	--	--
Balance, June 28, 2008	$173,616	$38,390	$101,316

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

For interest-only strips, we estimate related fair values based on the present value of future expected cash flows using assumptions for credit losses, payment rates, and discount rates commensurate with the risks involved.  WFB retains the rights to remaining cash flows (including interchange fees) after the other costs of the trust are paid.  However, future expected cash flows for valuation of the interest-only strips do not include interchange income since interchange income is earned only when a charge is made to a customer’s account.  WFB is required to maintain a cash reserve account under certain securitization programs.  The fair value of the cash reserve accounts are estimated by discounting future cash flows using a rate reflecting the risks commensurate with similar types of instruments.  WFB also owns subordinated asset-backed variable funding notes from two of its securitizations.  The fair value of these securities approximates book value given the short-term nature of the notes.

CABELA’S INCORPORATED AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Dollars in Thousands Except Share and Per Share Amounts) (Unaudited)

15.    ACCOUNTING PRONOUNCEMENTS

As of December 30, 2007, FAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115, became effective for the Company.  This statement permits entities to choose to measure many financial instruments and certain other items at fair value.  We have not elected to adopt the fair value option under FAS 159 on any of our financial instruments or other items we held.

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
•
other risks, relevant factors, and uncertainties identified in our filings with the SEC (including the information set forth in the “Risk Factors” section of our Annual Report on Form 10-K for the fiscal year ended December 29, 2007 (our “2007 Form 10-K”), and in Part II, Item 1A, of our Quarterly Report on Form 10-Q for the fiscal quarter ended March 29, 2008), which filings are available at the SEC’s website at www.sec.gov.

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

Critical Accounting Policies and Use of Estimates

Our condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America which require us to make estimates and judgments that affect amounts reported in the condensed consolidated financial statements and accompanying notes. Management has discussed the development, selection, and disclosure of critical accounting policies and estimates with the Audit Committee of Cabela’s Board of Directors.  While our estimates and assumptions are based on our knowledge of current events and actions we may undertake in the future, actual results may ultimately differ from our estimates and assumptions.  Our estimation processes contain uncertainties because they require management to make assumptions and apply judgment to make these estimates.  Should actual results be different than our estimates, we could be exposed to gains or losses from differences that are material.

Our critical accounting policies and use of estimates utilized in the preparation of the condensed consolidated financial statements as of June 28, 2008, remain unchanged from December 29, 2007.

Cabela’s®

We are a leading specialty retailer, and the world’s largest direct marketer, of hunting, fishing, camping, and related outdoor merchandise.  We provide a quality service to our customers who enjoy an outdoor lifestyle by supplying outdoor products through our multi-channel retail business consisting of our Retail and Direct business segments.  Our Retail business segment is comprised of 28 stores, 27 located in the United States and one in Canada.   Our Direct business segment is comprised of our catalog mail order business and our highly acclaimed Internet website.

Our Financial Services business segment plays an integral role in supporting our merchandising business.  Our Financial Services business segment is comprised of our credit card services, which reinforces our strong brand and strengthens our customer loyalty through our credit card loyalty programs.

Financial Overview

	Three Months Ended
	June 28, 2008	June 30, 2007	Increase (Decrease)	% Change
	(Dollars in Thousands)
Revenue:
Retail	$273,624	$199,563	$74,061	37.1%
Direct	207,016	203,861	3,155	1.5
Total merchandise sales	480,640	403,424	77,216	19.1
Financial Services	38,253	41,014	(2,761)	(6.7)
Other revenue	7,059	6,761	298	4.4
Total revenue	$525,952	$451,199	$74,753	16.6

Operating income	$14,852	$20,252	$(5,400)	(26.7)

Net income per diluted share	$0.11	$0.17	$(0.06)	(35.3)

	Six Months Ended
	June 28, 2008	June 30, 2007	Increase (Decrease)	% Change
	(Dollars in Thousands)
Revenue:
Retail	$527,999	$384,317	$143,682	37.4%
Direct	443,552	441,746	1,806	0.4
Total merchandise sales	971,551	826,063	145,488	17.6
Financial Services	78,961	76,748	2,213	2.9
Other revenue	10,979	10,479	500	4.8
Total revenue	$1,061,491	$913,290	$148,201	16.2

Operating income	$35,938	$32,643	$3,295	10.1

Net income per diluted share	$0.26	$0.27	$(0.01)	(3.7)

Revenues for the three months ended June 2008 totaled $526 million, an increase of 16.6% over the three months ended June 2007.   For the six months ended June 2008, revenues totaled $1.1 billion, an increase of 16.2% over the six months ended June 2007.  Revenues increased over the 2007 periods principally from the opening of nine new stores – the Scarborough, Maine, store that opened May 15, 2008, plus the eight stores opened in 2007 - one each in April 2007 and September 2007, and six in the fourth quarter of 2007.

Operating income totaled $15 million for the three months ended June 2008, a decrease of $5 million, or 26.7%, compared to the three months ended June 2007, but increased $3 million, or 10.1%, for the six months ended June 2008 compared to the six months ended June 2007.  Operating income decreased for the second quarter of 2008 compared to the second quarter of 2007 primarily due to increases in credit card loan charge-offs and related decreases in the interest-only strips associated with our securitized loans.  Operating income increased to $36 million for the six months ended June 2008 due to increases in our Retail and Direct merchandise gross margins and to labor efficiencies in these segments compared to the six months ended June 2007.

 Net income per diluted share for the three and six months ended June 2008 was $0.11 and $0.26, respectively, compared to $0.17 and $0.27, respectively, for the three and six months ended June 2007.

Our operating results for the second quarter of 2008 declined compared to the second quarter of 2007 as we continue to be impacted by a challenging retail and macroeconomic environment resulting in slowed retail store and Direct sales.  Comparable store sales decreased $3 million, or 1.6%, for the three months ended June 2008 compared to the three months ended June 2007, and $18 million, or 4.9%, for the six months ended June 2008 compared to the six months ended June 2007.

Other significant items which directly impacted comparisons of our operating results for the three and six months ended June 2008 to the three and six months ended June 2007 were:

•
Internet site visits increasing 40.9% for the three months ended June 2008 compared to the same period for 2007, and to 57.4 million visits for the six months ended June 2008, an increase of 40.8% over the first six months of 2007, as we continue to focus our efforts on utilizing Direct marketing programs to increase traffic to our website;

•
selling, distribution, and administrative expenses as a percentage of total revenue decreased 90 basis points and 30 basis points, respectively, for the three and six months ended June 2008 compared to the same periods of 2007, to 37.0% and 37.2%, respectively;

•
increases in Financial Services operating income totaled $2 million and $5 million, respectively, for the three and six months ended June 2008 compared to the 2007 periods, principally from growth in the number of average active credit card accounts and average managed credit card loans, partially offset by higher credit card loan charge-offs; and

•
increases of $21 million and $53 million, or 14.2 % and 18.3%, respectively, in our merchandise gross margin, for the three and six months ended June 2008 compared to the first six months of 2007; with our merchandise gross margin as a percentage of revenue at 34.5% and 35.3% for the three and six months ended June 2008, compared to 35.9% and 35.1% for the respective 2007 periods.

As we stated in our 2007 annual report, our primary focus for 2008 is on managing our business efficiently to enhance near-term and long-term results for our shareholders. We are focusing on improving our retail store operating metrics.  As announced in our 2007 annual report, we slowed our new store opening schedule to two stores in 2008 given the continued slowdown projected in discretionary consumer spending for the remainder of 2008.  Our focus is on the following initiatives:

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
.
Retail Store Efficiencies – Our primary objective is to enhance our retail store efficiencies and improve our operating results.  We continue to work on this objective by enhancing and optimizing our retail store merchandising processes, management information systems, and distribution and logistics capabilities.  We continue to flex stores more by adding more seasonal product assortments, and improve our visual merchandising.  Also, we continue to streamline the flow of merchandise to our stores increasing productivity and reducing labor costs.  To enhance our customer service at our retail stores, we are focusing on customer service through training and mentoring programs.

For the three and six months ended June 2008 compared to the respective 2007 periods, operating income for our Retail business segment increased $0.3 million and $10 million, respectively, despite a deteriorating consumer spending environment.  These increases in operating income were in part due to improvements in labor productivity in our retail stores.  We opened our Scarborough, Maine, store on May 15, 2008; and we plan to open our Rapid City, South Dakota, store in August 2008.

Leverage Our Multi-Channel Model – We are offering customers integrated opportunities to access and use our retail store, catalog, and Internet channels, including the completion of our customer service enhancements in the first quarter of 2008.  Our in-store pick-up program allows customers to order products through our catalogs and Internet site, and have them delivered to the retail store of their choice without incurring shipping costs, increasing foot traffic in our stores.  Conversely, our expanding retail stores introduce customers to our Internet and catalog channels.  We intend to further capitalize on our multi-channel model by building on the strengths of each channel, primarily through improvements in our merchandise planning and replenishment systems.  These systems allow us to identify the correct product mix in each of our retail stores, and also help maintain the proper inventory levels to satisfy customer demand in both our Retail and Direct business channels.

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

We have incorporated many of these next generation store concepts into our Rapid City, South Dakota, store scheduled to open in August 2008.

Direct Business Expansion – We are working on the following key growth objectives to expand our Internet channel:

•	natural growth by offering industry-leading selection, service, value, and quality;
•	category expansion to capitalize on the general outdoor enthusiast; and
•	targeted marketing designed to increase sales overall and to transition customers from the catalog channel.

During the three and six months ended June 2008, our Direct revenue increased $3 million and $2 million, compared to the respective 2007 periods, due to increases in Internet sales.  Our Direct customer base increased during the six months ended June 2008 compared to the six months ended June 2007 – positioning ourselves for future revenue growth when the economy improves.

Growth of Our Credit Card Business – We are increasing our Financial Services revenue by attracting new cardholders through low cost marketing efforts with our Retail and Direct businesses.  By continuing our conservative underwriting and account management standards and practices, we are controlling costs in our Financial Services segment through active management of our credit card delinquencies and charge-offs.

Operations Review

The three months ended June 2008 and June 2007 each consisted of 13 weeks, and the six months ended June 2008 and June 2007 each consisted of 26 weeks.  Our operating results expressed as a percentage of revenue were as follows for the periods presented.

	Three Months Ended		Six Months Ended
	June 28, 2008	June 30, 2007	June 28, 2008	June 30, 2007

Revenue	100.00%	100.00%	100.00%	100.00%
Cost of revenue	60.16	57.65	59.37	58.92
Gross profit (exclusive of depreciation and amortization)	39.84	42.35	40.63	41.08
Selling, distribution, and administrative expenses	37.02	37.86	37.25	37.50
Operating income	2.82	4.49	3.39	3.58
Other income (expense):
Interest (expense) income, net	(1.48)	(0.98)	(1.41)	(0.86)
Other income, net	0.34	0.48	0.34	0.48
Total other income (expense), net	(1.14)	(0.50)	(1.07)	(0.38)
Income before provision for income taxes	1.68	3.99	2.32	3.20
Provision for income taxes	0.30	1.49	0.70	1.18
Net income	1.38%	2.50%	1.62%	2.02%

Results of Operations – Three Months Ended June 2008 Compared to June 2007

Revenues

	Three Months Ended
	June 28, 2008%		June 30, 2007%		Increase (Decrease)	% Change

	(Dollars in Thousands)

Retail	$273,624	52.0%	$199,563	44.2%	$74,061	37.1%
Direct	207,016	39.4	203,861	45.2	3,155	1.5
Financial Services	38,253	7.3	41,014	9.1	(2,761)	(6.7)
Other	7,059	1.3	6,761	1.5	298	4.4
	$525,952	100.0%	$451,199	100.0%	$74,753	16.6%

Retail revenue includes sales and services at our retail stores.  Direct revenue includes sales from orders placed over the phone, by mail, and through our website.  Financial Services revenue is comprised of securitization income, interest income, and interchange and other fees, net of reward program costs, interest expense, and credit losses from our credit card operations.  Other revenue consists principally of sales of land surrounding our retail store developments and fees collected from our other real estate, outfitter services, and travel businesses.

For the second quarter of 2008, our Retail and Direct sales continue to be impacted by a challenging retail and macroeconomic environment.  Despite this challenging environment, revenue increased in the three months ended June 2008 compared to the three months ended June 2007 in our merchandising business segments, but declined for our Financial Services segment.  Retail sales increased due to the eight new store openings in 2007 that began in April 2007, and to the Scarborough, Maine, store that opened May 15, 2008.  Direct revenue increased primarily due to increased Internet sales comparing the respective periods. The decrease in Financial Services revenue was attributable to increases in the provision for loan losses and related decreases in the interest-only strips associated with our securitized loans.

Retail Revenue – Retail revenue increased $74 million for the three months ended June 2008 primarily due to new store sales increasing compared to the three months ended June 2007.  The product category that contributed the largest dollar volume increase to our Retail revenue for the three months ended June 2008 was hunting equipment.

	Three Months Ended
	June 28, 2008	June 30, 2007	Increase (Decrease)	% Change
	(Dollars in Thousands)

Comparable stores sales	$186,787	$189,875	$(3,088)	(1.6)%

Comparable store sales decreased $3 million, or 1.6%, for the three months ended June 2008 principally because of the challenging macroeconomic and retail industry environment, a lowering of overall consumer confidence in the United States as consumers continue to pull back discretionary spending, and competition in certain markets, all which negatively impacted sales growth.

Direct Revenue – Direct revenue increased $3 million, or 1.5%, due to increased Internet sales offset by lower catalog sales in the three months ended June 2008 compared to the three months ended June 2007 and to some cannibalization relating to our new retail stores that opened in late 2007.  Internet site visits increased as we continue to focus our efforts on utilizing Direct marketing programs to increase traffic to our website.  Internet visits increased 40.9%, to 27.2 million visits for the three months ended June 2008, compared to 19.3 million visits for the three months ended June 2007.  The clothing and footwear product category was the largest dollar volume contributor to our Direct revenue for the three months ended June 2008.

Financial Services Revenue – Key statistics reflecting the performance of our Financial Services business are shown in the following chart for the three months ended:

	June 28, 2008	June 30, 2007	Increase (Decrease)	% Change
	(Dollars in Thousands Except Average Balance per Account )

Average balance of managed credit card loans	$2,013,065	$1,606,616	$406,449	25.3%

Number of average active credit card accounts	1,111,069	953,150	157,919	16.6

Average balance per active credit card account	$1,812	$1,686	$126	7.5

Net charge-offs	13,866	6,645	7,221	108.7
Net charge-offs as a percentage of average managed credit card loans	2.76%	1.65%	1.11%

The balance of average managed credit card loans increased to $2 billion, or 25.3%, because of the increase in the number of accounts and the average balance per account.  The number of accounts increased to 1,111,069, or 16.6%, due to our marketing efforts to add additional accounts.  Net charge-offs as a percentage of average managed credit card loans increased to 2.76% for the second quarter of 2008, up 23 basis points compared to the rate of 2.53% for the first quarter of 2008, principally because of the challenging economic environment.

The components of Financial Services revenue on a generally accepted accounting principles (“GAAP”) basis are as follows for the three months ended:

	June 28, 2008	June 30, 2007

Interest and fee income, net of provision for loan losses	$8,743	$6,334
Interest expense	(2,660)	(1,205)
Net interest income, net of provision for loan losses	6,083	5,129
Non-interest income:
Securitization income (including gains on sales of credit card loans of $2,470 and $4,258)	45,652	50,026
Other non-interest income	16,053	11,308
Total non-interest income	61,705	61,334
Less: Customer rewards costs	(29,535)	(25,449)

Financial Services revenue	$38,253	$41,014

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

The following table sets forth the revenue components of our Financial Services segment managed portfolio on a non-GAAP basis for the three months ended:

(Dollars in Thousands)	June 28, 2008	June 30, 2007

Interest income	$46,544	$43,738
Interchange income, net of customer rewards costs	19,996	16,285
Other fee income	7,991	6,039
Interest expense	(19,596)	(19,551)
Provision for loan losses	(14,419)	(7,110)
Other	(2,263)	1,613
Managed Financial Services revenue	$38,253	$41,014

Managed Financial Services Revenue as a Percentage of Average Managed Credit Card Loans:

Interest income	9.2%	10.9%
Interchange income, net of customer rewards costs	4.0	4.1
Other fee income	1.6	1.5
Interest expense	(3.9)	(4.9)
Provision for loan losses	(2.9)	(1.8)
Other	(0.4)	0.4
Managed Financial Services revenue	7.6%	10.2%

Financial Services revenue decreased $3 million, or 6.7%, for the three months ended June 2008 compared to the three months ended June 2007.  The increase in interest income of $3 million in the second quarter of 2008 from the second quarter of 2007 was due to an increase in managed credit card loans, partially offset by decreases in interest rates.  The increase in interchange income of $4 million in the 2008 second quarter from the 2007 second quarter was driven by net credit card purchases, which increased 18.5%.  Other fee income increased $2 million due to increases in late fees, overlimit fees, and payment assurance fees.  The increases in interest income and interchange income were partially offset by an increase in the provision for loan losses of $7 million from increases in managed credit card loans and increases in net charge-offs, and by a decrease of $4 million in the Other category due to related decreases in the interest-only strips associated with our securitized loans.

Other Revenue

Other revenue sources include sales of land held for sale, amounts received from our outfitter services, real estate rental income, and fees earned through our travel business and other complementary business services.  Other revenue was flat at $7 million for both the three months ended June 2008 and 2007.  Real estate revenue totaled $5 million for the three months ended June 2008, primarily from two real estate land parcels sold during this quarter, compared to $4 million for the three months ended June 2007.  Pre-tax gains on the sale of real estate totaled $2.1 million for the three months ended June 2008 compared to $1.8 million for the three months ended June 2007.

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

Accordingly, comparisons of gross margins on merchandising revenue presented below are the best metrics for analysis of our gross profit for the three months ended:

	June 28, 2008	June 30, 2007	Increase (Decrease)	% Change
	(Dollars in Thousands)

Merchandise sales	$480,640	$403,424	$77,216	19.1%
Merchandise gross margin	165,597	144,975	20,622	14.2
Merchandise gross margin as a percentage of merchandise revenue	34.5%	35.9%	(1.4)%

Merchandise Gross Margins – Gross margins of our merchandising business increased $21 million, or 14.2%, to $166 million for the three months ended June 2008.  Merchandise gross margins as a percentage of revenue of our merchandising business decreased to 34.5% for the three months ended June 2008, from 35.9% for the three months ended June 2007.  The decrease in merchandise gross margins for the second quarter of 2008 compared to the second quarter of 2007 is primarily attributable to lower initial margin, as well as greater markdowns, and to a continuing increase in hard goods sales with lower margins for the three months ended June 2008 compared to the three months ended June 2007.  These decreases were partially offset by an increase in our shipping margin for the three months ended June 2008 compared to the three months ended June 2007.

Selling, Distribution, and Administrative Expenses

	Three Months Ended
	June 28, 2008	June 30, 2007	Increase (Decrease)	% Change
	(Dollars in Thousands)

Selling, distribution, and administrative expenses	$194,714	$170,850	$23,864	14.0%
S,D&A expenses as a percentage of total revenue	37.0%	37.9%	(0.9)%

Retail store pre-opening costs	$2,613	$2,416	$197	8.2

Selling, distribution, and administrative expenses include all operating expenses related to our retail stores, Internet website, distribution centers, product procurement, and overhead costs, including: advertising and marketing, catalog costs, employee compensation and benefits, occupancy costs, information systems processing, and depreciation and amortization.

Selling, distribution, and administrative expenses on a consolidated basis increased $24 million, or 14.0%, for the three months ended June 2008 over the three months ended June 2007.  The primary reason for the increase was the addition of eight new stores in 2007 along with the addition of infrastructure necessary to support this store expansion.  The most significant factors contributing to the increase in selling, distribution, and administrative expenses, and the infrastructure expansion required to support the revenue growth in the second quarter of 2008 from our retail store expansion, included increases in:

•	employee compensation, benefits, training, and recruitment costs of $12 million;
•	contract labor, and facility and information system depreciation of $4 million;
•	advertising costs of $3 million; and
•	retail store-related operating costs of $5 million.

Significant selling, distribution, and administrative expense increases and decreases related to specific business segments included the following:

Retail Business Segment:
•
Operating costs for new stores that were not open in the comparable period of 2007 of $20 million, including employee compensation and benefits costs of $12 million, $5 million in advertising and promotional expenses, and lower marketing fees of $1.3 million received from the Financial Services segment.

•	A decrease in comparable store employee compensation and benefits of $2 million resulting from staffing changes and declining sales in comparable stores.
•	Depreciation on new stores not open in the comparable period of 2007 of $4 million.
•	New store pre-opening costs of $3 million, a decrease of $0.2 million over the three months ended June 2007.

Direct Business Segment:
•	An increase in employee compensation and benefits of $1 million principally for positions added to support our Direct and multi-channel growth.
•	Lower marketing fees of $2.7 million received from the Financial Services segment.

Financial Services:
•	A decrease in advertising and promotional costs of $2 million due to new marketing incentives received.
•	A decrease of $4 million in the marketing fee paid by the Financial Services segment to the Retail segment ($1.3 million decrease) and the Direct business segment ($2.7 million decrease).

Corporate Overhead, Distribution Centers, and Other:
•	An increase in employee compensation and benefits of $2 million from the expansion and improvement of our infrastructure to support our growth.
•
Depreciation expense decrease of $1 million primarily due to a $1.9 million adjustment in the second quarter of 2008 related to depreciation changes in estimated lives implemented in April 2008 on information system hardware and software.

Operating Income

Operating income is revenue less cost of revenue and selling, distribution, and administrative expenses.  Operating income for our merchandise business segments excludes costs associated with operating expenses of distribution centers, procurement activities, and other corporate overhead costs.

	Three Months Ended
	June 28, 2008	June 30, 2007	Increase (Decrease)	% Change
	(Dollars in Thousands)

Total operating income	$14,852	$20,252	$(5,400)	(26.7)%

Total operating income as a percentage of total revenue	2.8%	4.5%	(1.7)%

Operating income by business segment:
Retail	$22,406	$22,108	$298	1.3%
Direct	26,379	33,966	(7,587)	(22.3)
Financial Services	11,190	8,833	2,357	26.7

Operating income as a percentage of segment revenue:
Retail	8.2%	11.1%	(2.9)%
Direct	12.7	16.7	(4.0)
Financial Services	29.3	21.5	7.8

Operating income decreased $5 million, or 26.7%, for the three months ended June 2008 compared to the three months ended June 2007.  Operating income as a percentage of revenue also decreased to 2.8% for the second quarter of 2008 from 4.5% for the second quarter of 2007.  Operating income comparisons between the three months ended June 2008 and 2007 are impacted by the challenging retail and macroeconomic environment and by increases in credit card loan charge-offs.

Interest (Expense) Income, Net

Interest expense, net of interest income, increased $3 million to $8 million for the three months ended June 2008 compared to the three months ended June 2007.  The net increase in interest expense was primarily due to additional debt incurred for financing our retail store expansion.  During the three months ended June 2008, we capitalized interest totaling $0.7 million on qualifying fixed assets relating primarily to retail store construction compared to $0.3 million for the three months ended June 2007.

Other Non-Operating Income, Net

Other income was $2 million for both the three months ended June 2008 and 2007. This income is from the interest earned on our economic development bonds.  During the three months ended June 2007, the assets of our hotel operation in Sidney, Nebraska, were sold resulting in a pre-tax gain of $1.2 million (or approximately $0.8 million after-tax, or $0.01 per diluted share).  The gain on sale is classified in the Other Income section of our condensed consolidated statements of income.

Provision for Income Taxes

Our effective tax rate was 17.8% for the three months ended June 2008 compared to 37.4% for the three months ended June 2007.  The effective tax rate was lower for the three months ended June 2008 compared to the 2007 period primarily due to the impact from a corporate restructure completed effective April 1, 2008, and the release of a valuation allowance relating to state net operating losses, all of which was realized in the second quarter of 2008.  Refer to Note 6 herein of our condensed consolidated financial statements for additional information.

Results of Operations – Six Months Ended June 2008 Compared to June 2007

Revenues

	Six Months Ended
	June 28, 2008%		June 30, 2007%		Increase (Decrease)	% Change
	(Dollars in Thousands)

Retail	$527,999	49.8%	$384,317	42.1%	$143,682	37.4%
Direct	443,552	41.8	441,746	48.4	1,806	0.4
Financial Services	78,961	7.4	76,748	8.4	2,213	2.9
Other	10,979	1.0	10,479	1.1	500	4.8
	$1,061,491	100.0%	$913,290	100.0%	$148,201	16.2%

Retail sales increased due to the eight new store openings in 2007 that began in April 2007, and to the Scarborough, Maine, store that opened May 15, 2008.  Direct revenue increased primarily due to increased Internet sales comparing the respective periods, which was mostly offset by decreases primarily due to a portion of catalog mail order sales decreasing as these sales move to our new retail stores.  Financial Services revenue growth was driven by growth in the number of average active credit card accounts and average managed credit card loans, partially offset by increases in the provision for loan losses and to related decreases in the interest-only strips associated with our securitized loans.

Retail Revenue – Retail revenue increased $144 million for the six months ended June 2008 primarily due to new store sales increasing compared to the six months ended June 2007.  The product category that contributed the largest dollar volume increase to our Retail revenue for the first six months of 2008 was hunting equipment.

	Six Months Ended
	June 28, 2008	June 30, 2007	Increase (Decrease)	% Change
	(Dollars in Thousands)

Comparable stores sales	$349,238	$367,309	$(18,071)	(4.9)%

Comparable store sales decreased $18 million, or 4.9%, for the six months ended June 2008 principally because of the challenging macroeconomic and retail industry environment, a lowering of overall consumer confidence in the United States as consumers continue to pull back discretionary spending, and competition in certain markets, all which negatively impacted sales growth.

Direct Revenue – Direct revenue increased $2 million, or 0.4%, in the six months ended June 2008 compared to the six months ended June 2007, due to increased Internet sales offset by lower catalog sales, due to cannibalization relating to our new retail stores that opened in late 2007.  Internet visits increased 40.8% to 57.4 million visits for the six months ended June 2008 compared to 40.8 million visits for the six months ended June 2007.  The clothing and footwear product category was the largest dollar volume contributor to our Direct revenue for the six months ended June 2008.

Financial Services Revenue – Key statistics reflecting the performance of our Financial Services business are shown in the following chart for the six months ended:

	June 28, 2008	June 30, 2007	Increase (Decrease)	% Change
	(Dollars in Thousands Except Average Balance per Account )

Average balance of managed credit card loans	$1,987,565	$1,583,918	$403,647	25.5%
Number of average active credit card accounts	1,102,508	944,418	158,090	16.7

Average balance per active credit card account	$1,803	$1,677	$126	7.5%

Net charge-offs	26,256	13,978	12,278	87.8
Net charge-offs as a percentage of average managed credit card loans	2.64%	1.76%	0.88%

The balance of average managed credit card loans increased to $2 billion, or 25.5%, because of the increase in the number of accounts and the average balance per account.  The number of accounts increased to 1,102,508, or 16.7%, due to our marketing efforts to add additional accounts.  Net charge-offs as a percentage of average managed credit card loans increased to 2.64% for the six months ended June 2008, up 11 basis points from the first quarter of 2008, and up 26 basis points compared to the rate of 2.38% for the fourth quarter of 2007, principally because of the challenging economic environment.  We believe our charge-off levels remain well below industry average.  Management expects net charge-offs as a percentage of average managed credit card loans for full fiscal year 2008 to be in the range of 2.70% to 2.90% compared to 2.01% for full fiscal year 2007.

The components of Financial Services revenue on a generally accepted accounting principles (“GAAP”) basis are as follows for the six months ended:

	June 28, 2008	June 30, 2007

Interest and fee income, net of provision for loan losses	$19,123	$11,094
Interest expense	(6,162)	(2,445)
Net interest income, net of provision for loan losses	12,961	8,649

Non-interest income:
Securitization income (including gains on sales of credit card loans of $9,332 and $11,754)	89,350	93,636
Other non-interest income	32,641	22,480
Total non-interest income	121,991	116,116
Less: Customer rewards costs	(55,991)	(48,017)

Financial Services revenue	$78,961	$76,748

The following table sets forth the revenue components of our Financial Services segment managed portfolio on a non-GAAP basis for the six months ended:

(Dollars in Thousands)	June 28, 2008	June 30, 2007

Interest income	$98,353	$87,545
Interchange income, net of customer rewards costs	37,823	29,750
Other fee income	15,468	12,077
Interest expense	(41,306)	(38,411)
Provision for loan losses	(26,821)	(14,443)
Other	(4,556)	230
Managed Financial Services revenue	$78,961	$76,748

Managed Financial Services Revenue as a Percentage of Average Managed Credit Card Loans:

Interest income	9.9%	11.1%
Interchange income, net of customer rewards costs	3.8	3.8
Other fee income	1.6	1.5
Interest expense	(4.2)	(4.9)
Provision for loan losses	(2.7)	(1.8)
Other	(0.5)	0.0
Managed Financial Services revenue	7.9%	9.7%

Financial Services revenue increased $2 million, or 2.9%, for the six months ended June 2008, compared to the six months ended June 2007. The increase in interest income of $11 million for the six months ended June 2008 compared to the six months ended June 2007 was due to an increase in managed credit card loans, partially offset by decreases in interest rates.  The increase in interchange income of $8 million in the 2008 six-month period from the 2007 six-month period was driven by net credit card purchases, which increased 20.5%.  Other fee income increased $3 million due to increases in late fees, overlimit fees, and payment assurance fees.  The increases in interest income and interchange income were partially offset by an increase in interest expense of $3 million from increases in securitized credit card loans and borrowings, partially offset by decreases in interest rates.  Also, partially offsetting the increases in interest income and interchange income was an increase in the provision for loan losses of $12 million from increases in managed credit card loans and increases in net charge-offs, and by a decrease of $5 million in the Other category due to related decreases in the interest-only strips associated with our securitized loans.

Other Revenue

Other revenue was flat at $11 million for the six months ended June 2008 compared to $11 million for the six months ended June 2007.  Real estate sales totaled $6 million for the six months ended June 2008, primarily from two real estate land parcels sold during the second quarter of 2008, compared to $4 million for the six months ended June 2007. Pre-tax gains on the sale of real estate totaled $2.1 million for the six months ended June 2008 compared to $1.8 million for the six months ended June 2007.

Gross Profit

Comparisons of gross margins on merchandising revenue are presented below for analysis of our gross profit for the six months ended:

	June 28, 2008	June 30, 2007	Increase (Decrease)	% Change
	(Dollars in Thousands)

Merchandise sales	$971,551	$826,063	$145,488	17.6%
Merchandise gross margin	342,557	289,568	52,989	18.3
Merchandise gross margin as a percentage of merchandise revenue	35.3%	35.1%	0.2%

Merchandise Gross Margins – Gross margins of our merchandising business increased $53 million, or 18.3%, to $343 million for the six months ended June 2008.  Merchandise gross margins as a percentage of revenue of our merchandising business increased to 35.3% for the six months ended June 2008 from 35.1% for the six months ended June 2007.  The increase in merchandise gross margins for the six months ended June 2008 compared to the six months ended June 2007 was positively impacted by an increase in our shipping margin for the six months ended June 2008 over the six months ended June 2007, and a refinement in the estimate of our drop ship costs during the first quarter of 2007.  These increases were partially offset by lower initial margin, an increase in sales discounts and allowances, and by a continuing increase in hard goods sales with lower margins, for the six months ended June 2008 compared to the six months ended June 2007.

Selling, Distribution, and Administrative Expenses

	Six Months Ended
	June 28, 2008	June 30, 2007	Increase (Decrease)	% Change
	(Dollars in Thousands)

Selling, distribution, and administrative expenses	$395,365	$342,518	$52,847	15.4%
S,D&A expenses as a percentage of total revenue	37.2%	37.5%	(0.3)%

Retail store pre-opening costs	$4,555	$5,251	$(696)	(13.3)%

Selling, distribution, and administrative expenses on a consolidated basis increased $53 million, or 15.4%, for the six months ended June 2008 over the six months ended June 2007.  The primary reason for the increase was the addition of eight new stores in 2007 along with the addition of infrastructure necessary to support this store expansion.  The most significant factors contributing to the increase in selling, distribution, and administrative expenses, and the infrastructure expansion required to support the revenue growth in the first six months of 2008 from our retail store expansion, included increases in:

•	employee compensation, benefits, training, and recruitment costs of $27 million;
•	contract labor, and facility and information system depreciation of $9 million;
•	advertising costs of $6 million; and
•	retail store-related operating costs of $11 million.

Significant selling, distribution, and administrative expense increases and decreases related to specific business segments included the following:

Retail Business Segment:
•
Operating costs for new stores that were not open in the comparable period of 2007 of $42 million, including employee compensation and benefits costs of $25 million and $8 million in advertising and promotional expenses..

•	New store pre-opening costs of $5 million, a decrease of $0.7 million compared to the six months ended June 2007.
•	A decrease in comparable store employee compensation and benefits of $3 million resulting from staffing changes and declining sales in comparable stores.
•	Depreciation on new stores not open in the comparable period of 2007 of $12 million.

Direct Business Segment:
•	An increase in employee compensation and benefits of $1 million principally for positions added to support our Direct and multi-channel growth.
•	A decrease in incidental information system costs of $1 million compared to the six months ended June 2007 specifically related to our website.
•	Lower marketing fees of $2.5 million received from the Financial Services segment.

Financial Services:
•	A decrease in advertising and promotional costs of $1 million due to new marketing incentives received which were mostly offset by an increase in new account acquisition costs.
•	A decrease of $2.5 million in the marketing fee paid by the Financial Services segment to the Direct business segment.

Corporate Overhead, Distribution Centers, and Other:
•	An increase in employee compensation and benefits of $5 million from the expansion and improvement of our infrastructure to support our growth.
•
Depreciation expense increase of $1 million on information system upgrades implemented in 2007 and contract labor, including a $1.9 million decrease resulting from an adjustment in the second quarter of 2008 related to depreciation changes in estimated lives implemented in April 2008 on information system hardware and software.

Operating Income

	Six Months Ended
	June 28, 2008	June 30, 2007	Increase (Decrease)	% Change
	(Dollars in Thousands)

Total operating income	$35,938	$32,643	$3,295	10.1%

Total operating income as a percentage of total revenue	3.4%	3.6%	(0.2)%

Operating income by business segment:
Retail	$49,345	$39,463	$9,882	25.0
Direct	59,855	66,459	(6,604)	(9.9)
Financial Services	21,967	17,392	4,575	26.3

Operating income as a percentage of segment revenue:
Retail	9.3%	10.3%	(1.0)%
Direct	13.5	15.0	(1.5)
Financial Services	27.8	22.7	5.1

Operating income increased $3 million, or 10.1%, for the six months ended June 2008 compared to the six months ended June 2007. Operating income as a percentage of revenue decreased to 3.4% for the six months ended June 2008 compared to 3.6% for the six months ended June 2007.  Operating income comparisons between the six months ended June 2008 and 2007 were impacted by 1) the addition of one new retail store in 2008 and the stores in 2007, and 2) the profitability of our Financial Services business segment, offset by the challenging retail and macroeconomic environment and to increases in credit card loan charge-offs.

Interest (Expense) Income, Net

Interest expense, net of interest income, increased $7 million to $15 million for the six months ended June 2008 compared to the six months ended June 2007.  The net increase in interest expense was primarily due to additional debt incurred for financing our retail store expansion.  During the six months ended June 2008, we capitalized interest totaling $1.1 million on qualifying fixed assets relating primarily to retail store construction compared to $0.4 million for the six months ended June 2007.

Other Non-Operating Income, Net

Other income was $4 million for both the six months ended June 2008 and 2007. This income is from the interest earned on our economic development bonds.  Also included in other income for the three months ended June 2007, is the pre-tax gain of $1.2 million (or approximately $0.8 million after-tax, or $0.01 per diluted share) resulting from the sale of the assets of our hotel operation in Sidney, Nebraska.

Provision for Income Taxes

Our effective tax rate was 30.1% for the six months ended June 2008 compared to 36.9% for the six months ended June 2007.  The effective tax rate was lower for the six months ended June 2008 compared to the 2007 period primarily due to the impact from a corporate restructure completed effective April 1, 2008, and the release of a valuation allowance relating to state net operating losses.  Refer to Note 6 herein of our condensed consolidated financial statements for additional information.

Bank Asset Quality

Overview

We securitize a majority of our credit card loans. On a quarterly basis, we transfer eligible credit card loans into a securitization trust.  We are required to own at least a minimum twenty day average of 5% of the interests in the securitization trust, which is our transferor’s interest that totaled $169 million at the end of June 2008.  Accordingly, retained credit card loans have the same characteristics as credit card loans sold to outside investors.  Certain accounts are ineligible for securitization for reasons such as:  1) they are delinquent, 2) they originated from sources other than Cabela's CLUB Visa credit cards, or 3) various other requirements.  Loans ineligible for securitization totaled $12 million, $15 million and $15 million, at June 28, 2008, December 29, 2007, and June 30, 2007, respectively.

The quality of our managed credit card loan portfolio at any time reflects, among other factors:  1) the creditworthiness of cardholders, 2) general economic conditions, 3) the success of our account management and collection activities, and 4) the life-cycle stage of the portfolio.  During periods of economic weakness, delinquencies and net charge-offs are more likely to increase. We have mitigated periods of economic weakness by selecting a customer base that is very creditworthy.  The median FICO scores of our securitized loans were 787 in the second quarter of 2008 compared to 787 in 2007 and 785 in 2006. We believe that as our credit card accounts mature, they are less likely to result in a charge-off and less likely to be closed.

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

Number of days delinquent	June 28, 2008	December 29, 2007	June 30, 2007

Greater than 30 days	1.08%	0.97%	0.86%
Greater than 60 days	0.66	0.57	0.53
Greater than 90 days	0.33	0.28	0.27

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

	Three Months Ended		Six Months Ended
	June 28, 2008	June 30, 2007	June 28, 2008	June 30, 2007
	(Dollars in Thousands)

Charge-offs	$16,303	$8,951	$31,268	$18,432
Recoveries	(2,437)	(2,306)	(5,012)	(4,454)
Net charge-offs	$13,866	$6,645	$26,256	$13,978
Net charge-offs as a percentage of average managed credit card loans	2.76%	1.65%	2.64%	1.76%

Net charge-offs as a percentage of average managed credit card loans was 2.64% for the six months ended June 2008.  For the three months ended June 2008, net charge-offs as a percentage of average managed credit card loans increased to 2.76%, up 23 basis points compared to 2.53% for the quarter ended March 2008 and up 38 basis points compared to 2.38% for the fourth quarter of 2007, principally because of the challenging economic environment. We believe our charge-off levels remain well below industry average.  Management expects net charge-offs as a percentage of average managed credit card loans for full fiscal year 2008 to be in the range of 2.70% to 2.90% compared to 2.01% for full fiscal year 2007.

Liquidity and Capital Resources

Overview

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

Operating, Investing, and Financing Activities

The following table presents changes in our cash and cash equivalents for the six months ended:

	June 28, 2008	June 30, 2007
	(In Thousands)
Net cash used in operating activities	$(143,374)	$(89,527)

Net cash used in investing activities	(81,635)	(95,614)

Net cash provided by financing activities	181,952	92,467

2008 versus 2007

Operating Activities – Cash used in operating activities increased $54 million for the six months ended June 2008 compared to 2007. This net increase in the use of cash comparing the respective periods was primarily due to a net reduction in accounts payable and accrued expenses of $56 million, a net decrease of $11 million in accounts receivable, and a net reduction in income taxes payable of $15 million.  These uses of cash for operating activities were partially offset by a net increase of $17 million between comparable periods related to inventories, and by a $15 million net change in prepaid expenses and other current assets.

We will incur a total cash outlay of approximately $19 million over four years (through 2010) based on our election in our 2007 federal income tax return to change our method of accounting for inventory from LIFO to FIFO for income tax purposes. At the end of June 2008, we owed approximately $14 million, which liability is included in our consolidated balance sheet.

Investing Activities – Cash used in investing activities decreased $14 million for the six months ended June 2008 compared to 2007. This net decrease was primarily due to less expenditures related to the development and construction of the new retail stores scheduled to open in 2008 compared to 2007.  For the six months ended June 2008, cash paid for property and equipment additions totaled $91 million compared to $134 million for the six months ended June 2007.  We opened our Scarborough, Maine, store in May 2008, and plan to open our Rapid City, South Dakota, store in August 2008.  Retail stores currently scheduled to open in 2009 are East Rutherford, New Jersey, and Billings, Montana.  At June 28, 2008, we estimate remaining total capital expenditures, including the purchase of economic development bonds, to approximate $110 million to be paid in 2008 and 2009 relating to the development, construction, and completion of retail stores.  Certain contractual aspects of our retail store locations are in various stages of negotiations and are subject to customary conditions to closing.  Economic development bonds totaling $3 million related to our Mitchell, South Dakota, retail store were retired in June 2008 and bonds totaling $43 million related to our Wheeling, West Virginia, retail store and distribution center were retired in April 2007.

Financing Activities – Cash provided by financing activities increased $89 million for the six months ended June 2008 compared to 2007. This net increase from financing activities comparing periods was due to a net increase of $157 million in borrowings primarily on lines of credit for working capital and inventory financing and a net increase of $58 million in time deposits.  Partially offsetting these increases was a net decrease in the bank’s short-term borrowings of $100 million primarily from the repayment of a variable funding facility credit agreement. In addition, unpresented checks net of bank balance decreased $30 million due to timing of when checks cleared our financial institution.

The following table highlights the borrowing activity of our merchandising business and bank operations for the six months ended June:

	2008	2007
	(In Thousands)

Borrowings on lines of credit and short-term debt, net of repayments	$170,982	$(6,754)
Changes in short-term borrowings of financial services subsidiary, net	(100,000)	20,509
Issuances of long-term debt, net of repayments	60,122	59,509
Total	$131,104	$73,264

The following table summarizes our availability under debt and credit facilities, excluding the bank’s facilities, at the end of June:

	2008	2007
	(In Thousands)

Amounts available for borrowing under credit facilities (1)	$445,000	$325,000
Principal amounts outstanding	(228,083)	--
Outstanding letters of credit and standby letters of credit	(45,719)	(105,363)

Remaining borrowing capacity (1)	$171,198	$219,637

(1)
Effective April 2, 2008, we increased our revolving credit facility by $105 million to $430 million, resulting in a total amount available for borrowing of $445 million, including the credit facility for our Canadian operations.

In addition, the bank has total borrowing availability of $110 million under its transferor’s interest credit agreement ($25 million) and agreements to borrow federal funds ($85 million). Our bank entered into a credit agreement in 2007 for a variable funding facility secured by a participation interest in the bank’s transferor’s interest of the Cabela’s Master Credit Card Trust.  In May 2008, this credit facility was modified to a $25 million commitment and was extended to May 28, 2009.  At the end of June 2008, the full $110 million of borrowing capacity was available.

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

Grants and Economic Development Bonds

Grants – We generally have received grant funding in exchange for commitments made by us to the state or local government providing the funding.  The commitments, such as assurance of agreed employment and wage levels at our retail stores or that the retail store will remain open, typically phase out over five to 10 years.  If we fail to maintain the commitments during the applicable period, the funds we received may have to be repaid or other adverse consequences may arise, which could affect our cash flows and profitability. As of June 28, 2008, December 29, 2007, and June 30, 2007, the total amount of grant funding subject to a specific contractual remedy was $8 million, $13 million and $13 million, respectively.

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

After purchasing the bonds, we typically record them on our consolidated balance sheet classified as “available for sale” and value them based upon management’s projections of the amount of tax revenue expected to be generated to support principal and interest payments on the bonds.  Because of the unique features of each project, there is no independent market data for valuation of these types of bonds.  If sufficient tax revenue is not generated by the subject properties, we will not receive scheduled payments and will be unable to realize the full value of the bonds carried on our consolidated balance sheet.  Economic development bonds totaled $101 million, $98 million, and $80 million, respectively, as of June 28, 2008, December 29, 2007, and June 30, 2007.

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

The total amounts and maturities for our credit card securitizations as of June 28, 2008, were as follows:

Series	Type	Initial Amount	Interest Rate	Expected Final Maturity
(Dollars in Thousands)

Series 2004-I	Term	$75,000	Fixed	March 2009
Series 2004-II	Term	175,000	Floating	March 2009
Series 2005-I	Term	140,000	Fixed	October 2010
Series 2005-I	Term	110,000	Floating	October 2010
Series 2006-III	Term	250,000	Fixed	October 2011
Series 2006-III	Term	250,000	Floating	October 2011
Series 2008-I	Term	461,500 (1)	Fixed	December 2010
Series 2008-I	Term	38,500	Floating	December 2010
Series 2006-I	Variable Funding	350,000	Floating	October 2008
Series 2008-II	Variable Funding	300,000	Floating	June 2009
_____________________

(1)	The trust entered into an interest rate swap agreement to convert the floating rate notes with a notional amount of $229.85 million into a fixed rate obligation.

On July 14, 2008, credit card securitization Series 2008-III, a 364-day variable funding facility with a $200 million commitment, was issued.

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

Certificates of Deposit

We utilize certificates of deposit to partially finance the operating activities of our bank. Our bank issues certificates of deposit in a minimum amount of one hundred thousand dollars in various maturities.   As of June 28, 2008, we had $202 million of certificates of deposit outstanding with maturities ranging from July 2008 to April 2016 and with a weighted average effective annual fixed rate of 4.85%. This outstanding balance compares to $161 million and $85 million at December 29, 2007, and June 30, 2007, respectively, with weighted average effective annual fixed rates of 5.01% and 4.99%, respectively.  Certificate of deposit borrowings are subject to regulatory capital requirements.

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

Credit Card Limits - The bank bears off-balance sheet risk in the normal course of its business. One form of this risk is through the bank's commitment to extend credit to cardholders up to the maximum amount of their credit limits. The aggregate of such potential funding requirements totaled $12 billion above existing balances as of June 28, 2008. These funding obligations are not included on our consolidated balance sheet. While the bank has not experienced, and does not anticipate that it will experience, a significant draw down of unfunded credit lines by its cardholders, a significant draw down would create a cash need at the bank which likely could not be met by our available cash and funding sources. The bank has the right to reduce or cancel these available lines of credit at any time.

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

Financial Services Interest Rate Risk

Interest rate risk refers to changes in earnings or the net present value of assets and off-balance sheet positions, less liabilities (termed "economic value of equity") due to interest rate changes. To the extent that interest income collected on managed credit card loans and interest expense do not respond equally to changes in interest rates, or that rates do not change uniformly, securitization earnings and economic value of equity could be affected. Our net interest income on managed credit card loans is affected primarily by changes in short term interest rate indices such as London Inter-Bank Offered Rate (“LIBOR”) and the prime rate.  The variable rate credit card loans are indexed to the prime rate.  Securitization notes are indexed to LIBOR-based rates of interest and are periodically repriced.  Certificate of deposits are priced at the current prevailing market rate at the time of issuance. We manage and mitigate our interest rate sensitivity through several techniques, but primarily by modifying the contract terms with our cardholders, including interest rates charged, in response to changing market conditions. Additional techniques we use include managing the maturity, repricing, and distribution of assets and liabilities by issuing fixed rate securitization notes, and by entering into interest rate swaps.

The table below shows the mix of our credit card account balances at the periods ended:

	June 28, 2008	December 29, 2007	June 30, 2007
As a percentage of total balances outstanding:
Balances carrying interest rate based upon the national prime lending rate	63.9%	61.1%	62.5%
Balances carrying an interest rate of 9.99%	2.2	3.1	2.6
Balances carrying an interest rate of 0.00%	0.4	0.3	--
Balances not carrying interest because their previous month's balance was paid in full	33.5	35.5	34.9
	100.0%	100.0%	100.0%

Charges on the credit cards issued by our Financial Services segment are priced at a margin over the defined national prime lending rate, subject to certain interest rate floors.  However, purchases of Cabela’s merchandise, certain other charges, and balance transfer programs are financed at a fixed interest rate of 9.99%. Together, the balances on these credit cards represent 66.1% of total balances outstanding as of June 28, 2008, compared to 64.2% at the end of 2007.  No interest is charged if the account is paid in full within 20 days of the billing cycle, which represent 33.5% of total balances outstanding as of June 28, 2008. Credit card balances with a zero percentage interest rate have increased over prior years due to an increase in promotional merchandise offers.

Management has performed an interest rate gap analysis to measure the effects of the timing of the repricing of our interest sensitive assets and liabilities. Based on this analysis, we believe that if there had been an immediate 100 basis point, or 1.0%, increase in the market rates for which our assets and liabilities are indexed during the next twelve months, our projected operating results would not be materially affected.  Management also has performed a projected interest rate gap analysis for the same future twelve month period to measure the effects of a change in the spread between the prime interest rate and the LIBOR interest rate, which was 254 basis points at the end of June 2008.  Based on this analysis, we believe that an immediate spread decrease of 50 basis points, or 0.5%, would cause a pre-tax decrease to income of $6 million, and an immediate spread increase of 50 basis points would cause a pre-tax increase to income of $8 million on our Financial Services segment over the next twelve months, which could have a material effect on our operating results.

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

In connection with this quarterly report on Form 10-Q, our Chief Executive Officer and Chief Financial Officer evaluated, with the participation of our management, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on management’s evaluation, our Chief Executive Officer and Chief Financial Officer each concluded that our disclosure controls and procedures were effective as of June 28, 2008.

Changes in Internal Control Over Financial Reporting

During the second quarter of fiscal 2008, we completed the implementation of our new foundational inventory and financial systems.  Process level controls related to accounts receivable, accounts payable, and inventory valuation were positively impacted by this change.  There were no other changes in our internal control over financial reporting that occurred during the quarter ended June 28, 2008, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.                       Risk Factors.

There have been no material changes from the risk factors disclosed in the “Risk Factors” section of our Annual Report on Form 10-K for the fiscal year ended December 29, 2007, except as described in Part II, Item 1A, of our Quarterly Report on Form 10-Q for the fiscal quarter ended March 29, 2008.

Item 2.          Unregistered Sales of Equity Securities and Use of Proceeds.

Not applicable.

Item 3.          Defaults Upon Senior Securities.

Not applicable.

Item 4.          Submission of Matters to a Vote of Security Holders.

The Annual Meeting of Shareholders of Cabela’s Incorporated was held on May 13, 2008.  The matters voted upon at the meeting and the votes cast with respect to such matters were as follows:

1.	Election of nine directors.

	FOR	WITHHELD
Theodore M. Armstrong	61,426,569	298,618
Richard N. Cabela	60,350,179	1,375,008
James W. Cabela	60,353,793	1,371,394
John H. Edmondson	60,684,332	1,040,855
John Gottschalk	61,421,224	303,963
Dennis Highby	61,398,216	326,971
Rueben Mark	61,427,050	298,137
Michael R. McCarthy	61,368,180	357,007
Stephen P. Murray	61,012,405	712,782

2.	Approval of the Company’s Performance Bonus Plan.

FOR	AGAINST	ABSTAIN	BROKER NON-VOTES
59,017,106	1,977,698	730,383	0

3.	Ratification of the appointment of Deloitte & Touche LLP as the Company’s independent registered public accounting firm for fiscal 2008.

FOR	AGAINST	ABSTAIN	BROKER NON-VOTES
60,665,447	140,795	918,945	0

Item 5.          Other Information.

Not applicable.

Item 6.          Exhibits.

(a)	Exhibits.

Exhibit Number	Description

10.1	Cabela’s Incorporated Performance Bonus Plan (incorporated by reference from Exhibit 10 of the Company’s Current Report on Form 8-K, filed on February 19, 2008, File No. 001-32227)

10.2
Cabela’s Incorporated 2004 Stock Plan (as amended and restated effective May 14, 2008) (incorporated by reference from Exhibit 10.2 of the Company’s Current Report on Form 8-K, filed on May 19, 2008, File No. 001-32227)

10.3	Form of Proprietary Matters Agreement (incorporated by reference from Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed on June 4, 2008, File No. 001-32227)

10.4	Form of Proprietary Matters Agreement – World’s Foremost Bank (incorporated by reference from Exhibit 10.2 of the Company’s Current Report on Form 8-K, filed on June 4, 2008, File No. 001-32227)

10.5	Form of 2004 Stock Plan Employee Stock Option Agreement (2008) (incorporated by reference from Exhibit 10.3 of the Company’s Current Report on Form 8-K, filed on June 4, 2008, File No. 001-32227)

10.6
Form of 2004 Stock Plan Non-Employee Director Stock Option Agreement (2008) (incorporated by reference from Exhibit 10.4 of the Company’s Current Report on Form 8-K, filed on June 4, 2008, File No. 001-32227)

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

CABELA'S INCORPORATED

Dated: August 5, 2008	By:	/s/ Dennis Highby
Dennis Highby
President and Chief Executive Officer

Dated: August 5, 2008	By:	/s/ Ralph W. Castner
Ralph W. Castner
Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description

10.1	Cabela’s Incorporated Performance Bonus Plan (incorporated by reference from Exhibit 10 of the Company’s Current Report on Form 8-K, filed on February 19, 2008, File No. 001-32227)

10.2
Cabela’s Incorporated 2004 Stock Plan (as amended and restated effective May 14, 2008) (incorporated by reference from Exhibit 10.2 of the Company’s Current Report on Form 8-K, filed on May 19, 2008, File No. 001-32227)

10.3	Form of Proprietary Matters Agreement (incorporated by reference from Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed on June 4, 2008, File No. 001-32227)

10.4	Form of Proprietary Matters Agreement – World’s Foremost Bank (incorporated by reference from Exhibit 10.2 of the Company’s Current Report on Form 8-K, filed on June 4, 2008, File No. 001-32227)

10.5	Form of 2004 Stock Plan Employee Stock Option Agreement (2008) (incorporated by reference from Exhibit 10.3 of the Company’s Current Report on Form 8-K, filed on June 4, 2008, File No. 001-32227)

10.6
Form of 2004 Stock Plan Non-Employee Director Stock Option Agreement (2008) (incorporated by reference from Exhibit 10.4 of the Company’s Current Report on Form 8-K, filed on June 4, 2008, File No. 001-32227)

31.1	Certification of CEO Pursuant to Rule 13a-14(a) under the Exchange Act

31.2	Certification of CFO Pursuant to Rule 13a-14(a) under the Exchange Act

32	Certifications Pursuant to 18 U.S.C. Section 1350