Form 10-Q
period 2008-09-27
CABELAS INC
filed 2008-11-04
CIK 1267130

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 27, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 1-32227

CABELA'S INCORPORATED
(Exact name of registrant as specified in its charter)

Delaware	20-0486586
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

One Cabela Drive, Sidney, Nebraska	69160
(Address of principal executive offices)	(Zip Code)

(308) 254-5505
(Registrant's telephone number, including area code)

Not applicable
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for at least the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common stock, $0.01 par value: 66,675,731 shares as of October 24, 2008.

CABELA'S INCORPORATED

FORM 10-Q
QUARTERLY PERIOD ENDED SEPTEMBER 27, 2008

PART I – FINANCIAL INFORMATION

Item 1.                          Financial Statements

CABELA'S INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Dollars in Thousands Except Share and Per Share Amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended

	September 27, 2008	September 29, 2007	September 27, 2008	September 29, 2007
Revenue:
Merchandise sales	$569,202	$499,182	$1,540,753	$1,325,245
Financial services revenue	41,896	44,749	120,857	121,497
Other revenue	702	2,878	11,681	13,357
Total revenue	611,800	546,809	1,673,291	1,460,099

Total cost of revenue (exclusive of depreciation and amortization)	376,057	322,584	1,006,245	860,713

Selling, distribution, and administrative expenses	214,898	199,879	610,263	542,397

Operating income	20,845	24,346	56,783	56,989

Interest (expense) income, net	(7,510)	(4,178)	(22,399)	(11,985)

Other non-operating income, net	1,616	1,004	5,230	5,353

Income before provision for income taxes	14,951	21,172	39,614	50,357

Provision for income taxes	5,229	7,940	12,657	18,719

Net income	$9,722	$13,232	$26,957	$31,638

Basic net income per share	$0.15	$0.20	$0.41	$0.48
Diluted net income per share	$0.15	$0.20	$0.40	$0.47

Basic weighted average shares outstanding	66,648,175	65,825,895	66,261,993	65,701,443
Diluted weighted average shares outstanding	67,051,493	67,031,102	67,105,399	67,317,482

Refer to notes to unaudited condensed consolidated financial statements.

CABELA'S INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands Except Par Values)
(Unaudited)

ASSETS	September 27, 2008	December 29, 2007	September 29, 2007
CURRENT
Cash and cash equivalents	$207,282	$131,182	$103,114
Accounts receivable, net of allowance for doubtful accounts of $1,738, $1,851 and $2,084	31,269	46,857	30,657
Credit card loans, net of allowances of $1,373, $1,197 and $1,036	134,891	191,893	172,299
Inventories	649,155	608,159	669,544
Prepaid expenses and other current assets	153,590	116,297	131,587
Income taxes receivable	2,786	--	11,113
Total current assets	1,178,973	1,094,388	1,118,314
Property and equipment, net	905,961	904,052	862,554
Land held for sale or development	36,539	34,802	34,186
Retained interests in securitized loans	43,170	51,777	46,378
Economic development bonds	101,583	98,035	80,687
Other assets	32,260	29,776	22,655
Total assets	$2,298,486	$2,212,830	$2,164,774

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT
Accounts payable, including unpresented checks of $20,753, $11,340 and $40,458	$210,208	$281,391	$351,653
Gift certificates and credit card and loyalty rewards programs	168,194	184,257	141,030
Accrued expenses	104,229	139,510	111,413
Time deposits	122,261	49,219	25,044
Short-term borrowings of financial services subsidiary	--	100,000	50,000
Current maturities of long-term debt	26,579	26,785	26,760
Income taxes payable	--	34,341	--
Deferred income taxes	13,496	15,601	21,774
Total current liabilities	644,967	831,104	727,674
Long-term debt, less current maturities	560,908	376,600	523,306
Long-term time deposits	142,928	111,372	72,594
Deferred income taxes	26,993	31,113	32,004
Other long-term liabilities	56,648	34,082	38,803

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Preferred stock, $0.01 par value; Authorized -- 10,000,000 shares; Issued – none	--	--	--
Common stock, $0.01 par value:
Class A Voting, Authorized – 245,000,000 shares; Issued – 66,669,314, 65,888,384 and 65,843,844 shares	667	659	658
Class B Non-voting, Authorized – 245,000,000 shares; Issued – none	--	--	--
Additional paid-in capital	269,804	257,351	255,350
Retained earnings	598,229	571,272	515,031
Accumulated other comprehensive income (loss), net	(2,658)	(723)	(646)
Total stockholders' equity	866,042	828,559	770,393
Total liabilities and stockholders' equity	$2,298,486	$2,212,830	$2,164,774

Refer to notes to unaudited condensed consolidated financial statements.

CABELA'S INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(Unaudited)

	Nine Months Ended

CASH FLOWS FROM OPERATING ACTIVITIES:	September 27, 2008	September 29, 2007
Net income	$26,957	$31,638
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	48,186	41,604
Stock based compensation	5,253	3,468
Deferred income taxes	(5,195)	5,937
Other, net	(2,019)	803
Change in operating assets and liabilities, net of business acquisition:
Accounts receivable	13,181	6,973
Originations of credit card loans held for sale, net of collections	53,457	(22,867)
Retained interests in securitized loans	2,607	(5,845)
Inventories	(40,995)	(180,696)
Prepaid expenses and other current assets	(33,303)	(24,860)
Land held for sale or development	1,478	(10,614)
Accounts payable and accrued expenses	(70,962)	16,456
Gift certificates and credit card and loyalty rewards programs	(16,063)	(3,439)
Other long-term liabilities	22,565	12,054
Income taxes payable/receivable	(38,036)	(28,349)
Net cash used in operating activities	(32,889)	(157,737)

CASH FLOWS FROM INVESTING ACTIVITIES:
Property and equipment additions	(104,087)	(259,501)
Purchases of economic development bonds	--	(10,052)
Proceeds from disposition of property and equipment	--	3,905
Proceeds from retirements and maturities of economic development bonds	5,893	45,075
Change in credit card loans receivable, net	2,668	1,955
Change in cash reserves for retained interests	6,000	(1,500)
Acquisition, net of cash acquired	--	(9,281)
Other investing changes, net	(2,807)	867
Net cash used in investing activities	(92,333)	(228,532)

CASH FLOWS FROM FINANCING ACTIVITIES:
Change in unpresented checks net of bank balance	9,413	40,458
Change in time deposits, net	104,598	(4,558)
Changes in short-term borrowings of financial services subsidiary, net	(100,000)	(6,491)
Borrowings on revolving credit facilities and inventory financing	634,331	440,321
Repayments on revolving credit facilities and inventory financing	(489,706)	(191,678)
Issuances of long-term debt	61,200	60,800
Payments on long-term debt	(26,526)	(26,684)
Exercise of employee stock options	7,623	3,499
Other financing changes, net	389	813
Net cash provided by financing activities	201,322	316,480

Net change in cash and cash equivalents	76,100	(69,789)
Cash and cash equivalents, at beginning of year	131,182	172,903
Cash and cash equivalents, at end of period	$207,282	$103,114

Refer to notes to unaudited condensed consolidated financial statements.

CABELA'S INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands Except Share and Per Share Amounts)
(Unaudited)

1.            MANAGEMENT REPRESENTATIONS

The condensed consolidated financial statements included herein are unaudited and have been prepared by Cabela's Incorporated and its wholly-owned subsidiaries ("Cabela's," "Company," "we," "our," or "us") pursuant to the rules and regulations of the United States Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. Our condensed consolidated balance sheet as of December 29, 2007, was derived from the Company's audited consolidated balance sheet as of that date. All other condensed consolidated financial statements contained herein are unaudited and reflect all adjustments which are, in the opinion of management, necessary to summarize fairly our financial position and results of operations and cash flows for the periods presented. All of these adjustments are of a normal recurring nature. All material intercompany balances and transactions have been eliminated in consolidation. Because of the seasonal nature of our operations, results of operations of any single reporting period should not be considered as indicative of results for a full year. These condensed consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements for the fiscal year ended December 29, 2007.

Reporting Periods:

Unless otherwise stated, the fiscal periods referred to in the notes to these condensed consolidated financial statements are the 13 weeks ended September 27, 2008 (the "three months ended September 2008"), the 13 weeks ended September 29, 2007 (the "three months ended September 2007"), the 39 weeks ended September 28, 2008 (the "nine months ended September 2008"), the 39 weeks ended September 30, 2007 (the "nine months ended September 2007"), and the 52 weeks ended December 29, 2007 ("year ended 2007").

2.	CREDIT CARD LOANS AND SECURITIZATION

The Company's wholly-owned bank subsidiary, World's Foremost Bank ("WFB"), has established a trust for the purpose of routinely securitizing and selling credit card loans. WFB maintains responsibility for servicing the securitized loans and receives a servicing fee based on the average outstanding loans in the trust.  Servicing fees are paid monthly and reflected as a component of Financial Services revenue. The trust issues commercial paper or long-term notes. Variable notes are priced at a benchmark rate plus a spread.  Fixed-rate notes are priced on a swap rate plus a spread.  WFB retains rights to future cash flows arising after investors have received the return to which they are entitled and after certain administrative costs of operating the trust. This portion of the retained interests is known as interest-only strips and is subordinate to investors' interests. The value of the interest-only strips is subject to credit, payment rate, and interest rate risks on the loans sold. The investors have no recourse to the assets of WFB for failure of debtors to pay. However, as contractually required, WFB establishes certain cash accounts, known as cash reserve accounts, to be used as collateral for the benefit of investors.

CABELA'S INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands Except Share and Per Share Amounts)
(Unaudited)

Credit card loans consisted of the following at or for the periods ended:

	September 27, 2008	December 29, 2007	September 29, 2007

Credit card loans held for sale (including transferor's interest of $122,047, $166,700 and $155,161)	$124,802	$178,258	$158,939
Credit card loans receivable, net of allowances of $1,373, $1,197 and $1,036	10,089	13,635	13,360
Total	$134,891	$191,893	$172,299

Composition of credit card loans at periods ended:
Loans serviced	$2,175,232	$2,058,235	$1,782,100
Loans securitized and sold to outside investors	(2,020,069)	(1,850,000)	(1,600,000)
Securitized loans with securities owned by WFB which are classified as retained interests	(15,087)	(12,650)	(6,900)
	140,076	195,585	175,200
Less adjustments to market value and allowance for loan losses	(5,185)	(3,692)	(2,901)

Total (including transferor's interest of $122,047, $166,700 and $155,161)	$134,891	$191,893	$172,299

Transferor's interest restricted for repayment of secured borrowing at the respective periods ended	$--	$133,333	$66,667

Delinquent loans in the managed credit card loan portfolio at the respective periods ended:
30-89 days	21,831	14,319	12,314
90 days or more and still accruing	7,872	5,835	5,459

	Three Months Ended		Nine Months Ended
	September 2008	September 2007	September 2008	September 2007

Total net charge-offs on the managed credit card loans portfolio	$15,682	$8,869	$41,938	$22,847

Annual average credit card loans:
Managed credit card loans	2,153,089	1,730,886	2,043,142	1,633,446
Securitized credit card loans including transferor's interest	2,120,536	1,699,428	2,008,609	1,600,328

Total net charge-offs as a percentage of annual average managed credit card loans	2.91%	2.05%	2.74%	1.86%

CABELA'S INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands Except Share and Per Share Amounts)
(Unaudited)

Retained Interests:

Retained interests in securitized loans consisted of the following at the periods ended:

	September 27, 2008	December 29, 2007	September 29, 2007

Cash reserve account	$6,090	$11,965	$12,089
Interest-only strips	21,993	27,162	27,389
Subordinated asset-backed variable funding notes	15,087	12,650	6,900

	$43,170	$51,777	$46,378

Certain restrictions exist related to securitization transactions that protect certificate and note holders against declining performance of credit card loans. In the event performance declines outside stated parameters and waivers are not granted by certificate holders, note holders and/or credit enhancement providers, a rapid amortization of the certificates and notes could occur.  Credit card loans performed within established guidelines during the three and nine months ended September 2008 and 2007.

3.           SHORT-TERM BORROWINGS OF FINANCIAL SERVICES SUBSIDIARY

WFB has a variable funding facility credit agreement that is secured by a participation interest in the transferor's interest of the Cabela's Master Credit Card Trust.  On May 29, 2008, this credit agreement was modified to a total commitment of $25,000 and was extended until May 28, 2009. At September 27, 2008, there were no amounts outstanding under the credit agreement, with $100,000 outstanding at December 29, 2007, and $50,000 outstanding at September 29, 2007.  The weighted average interest rate on the facility was 3.88% and 5.52%, respectively, for the nine months ended September 2008 and 2007.

WFB has unsecured federal funds purchase agreements with two financial institutions.  The maximum amount that can be borrowed is $85,000. There were no amounts outstanding at September 27, 2008, December 29, 2007, or September 29, 2007.  During the nine months ended September 2008 and 2007, the average balance outstanding was $34,428 and $1,504 with a weighted average rate of 2.90% and 5.53%, respectively.

CABELA'S INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands Except Share and Per Share Amounts)
(Unaudited)

4.    LONG-TERM DEBT AND CAPITAL LEASES

Long-term debt, including revolving credit facilities and capital leases, consisted of the following at the periods ended:

	September 27, 2008	December 29, 2007	September 29, 2007

Unsecured revolving credit facility for $430,000 expiring June 30, 2012	$198,712	$50,576	$195,000
Unsecured senior notes due 2009 with interest at 4.95%	25,000	50,000	50,000
Unsecured notes payable due 2016 with interest at 5.99%	215,000	215,000	215,000
Unsecured senior notes payable due 2017 with interest at 6.08%	60,000	60,000	60,000
Unsecured senior notes due 2012-2018 with interest at 7.20%	57,000	--	--
Unsecured revolving credit facility for $15,000 expiring June 30, 2010, with interest at 4.75% at September 27, 2008	8,831	7,447	9,333
Capital lease obligations payable through 2036	13,623	13,939	13,813
Other long-term debt	9,321	6,423	6,920
Total debt	587,487	403,385	550,066
Less current portion of debt	(26,579)	(26,785)	(26,760)

Long-term debt, less current maturities	$560,908	$376,600	$523,306

We have a credit agreement providing for a $430,000 unsecured revolving credit facility that was increased from $325,000 effective April 2, 2008.  Other than the increase in borrowing capacity, the terms of the credit agreement remained unchanged.  The credit facility may be increased to $450,000 and permits the issuance of up to $200,000 in letters of credit and standby letters of credit, which reduce the overall credit limit available under the credit facility.  During the nine months ended September 2008 and 2007, the average principal balance outstanding on the line of credit was $187,270 and $30,703, respectively, and the weighted average interest rate was 3.81% and 6.24%, respectively.  Letters of credit and standby letters of credit totaling $26,709, $59,596 and $99,165 were outstanding at September 27, 2008, December 29, 2007, and September 29, 2007, respectively.  The average outstanding amount of total letters of credit during the nine months ended September 2008 and 2007 was $39,922 and $66,410, respectively.

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

We have financing agreements that allow certain boat and all-terrain vehicle merchandise vendors to give us extended payment terms.   The vendors are responsible for all interest payments, with certain exceptions, for the financing period and the financing company holds a security interest in the specific inventory held by Cabela's.  We record this merchandise in inventory.  Our revolving credit facility limits this security interest to $50,000.  The extended payment terms to the vendor do not exceed one year.  The outstanding liability, included in accounts payable, was $4,008, $7,988 and $4,139 at September 27, 2008, December 29, 2007, and September 29, 2007, respectively.

At September 27, 2008, we were in compliance with all financial covenants under our credit agreements and unsecured notes.

CABELA'S INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands Except Share and Per Share Amounts)
(Unaudited)

5.    INTEREST (EXPENSE) INCOME, NET

Interest expense, net of interest income, consisted of the following for the periods presented.

	Three Months Ended		Nine Months Ended
	September 2008	September, 2007	September 2008	September 2007

Interest expense	$(7,980)	$(6,897)	$(23,978)	$(16,750)
Capitalized interest	458	2,677	1,537	3,060
Interest income	12	42	42	1,705

	$(7,510)	$(4,178)	$(22,399)	$(11,985)

6.    INCOME TAXES

Effective April 1, 2008, we completed a legal entity restructuring by merging certain subsidiaries resulting in the major selling channels (catalog, Internet, and retail) residing in a single legal entity.  Prior to the restructuring, state net operating losses were being carried forward.  Under the previous operating structure, the losses were likely to have expired unused, therefore a full valuation allowance was established.  The surviving entity in the restructuring is anticipated to generate sufficient taxable income to fully recognize the tax benefit of these net operating losses.  Accordingly, in the second quarter of 2008, we reversed the state net operating losses valuation allowance of $916,000.

A reconciliation of the statutory federal tax rate to the effective income tax rate is as follows for the periods presented.

	Three Months Ended		Nine Months Ended
	September 2008	September 2007	September 2008	September 2007

Statutory federal taxes	35.0%	35.0%	35.0%	35.0%
State income taxes, net of federal tax benefit	1.6	1.7	1.6	1.7
State net operating losses valuation allowance release	--	--	(2.3)	--
Change in state deferred tax rates	--	--	(1.0)	--
Change in tax liabilities	--	--	(0.8)	(1.1)
Other, net	(1.6)	0.8	(0.5)	1.6

	35.0%	37.5%	32.0%	37.2%

CABELA'S INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands Except Share and Per Share Amounts)
(Unaudited)

7.	COMMITMENTS AND CONTINGENCIES

We lease various buildings, computer equipment, signs, and storage space under operating leases, which expire on various dates through April 2033.  Rent expense on these leases as well as other month to month rentals was $3,223 and $9,637 for the three and nine months ended September 2008, respectively, and $3,522 and $9,017 for the three and nine months ended September 2007, respectively. The following is a schedule of future minimum rental payments under operating leases as of September 27, 2008:

For the three months ending December 27, 2008	$1,920
For fiscal years:
2009	5,570
2010	5,090
2011	4,601
2012	4,167
Thereafter	79,302

$100,650

We have entered into certain lease agreements for retail store locations.  Certain leases include tenant allowances that will be amortized over the life of the lease. During the nine months ended September 2008, we received $21,977 in tenant allowances.

We have entered into real estate purchase, construction, and/or economic development agreements for various new retail store site locations.  At September 27, 2008, we had total estimated cash commitments of approximately $100,000 for projected retail store-related expenditures and the purchase of future economic development bonds connected with the development, construction, and completion of new retail stores.  This does not include any amounts for contractual obligations associated with retail store locations where we are in the process of certain negotiations.

Under various grant programs, state or local governments provide funding for certain costs associated with developing and opening a new retail store. We generally receive grant funding in exchange for commitments, such as assurance of agreed employment and wage levels at the retail store or that the retail store will remain open, made by us to the state or local government providing the funding. The commitments typically phase out over five to 10 years.  If we fail to maintain the commitments during the applicable period, the funds received may have to be repaid or other adverse consequences may arise, which could affect our cash flows and profitability. As of September 27, 2008, December 29, 2007, and September 29, 2007, the total amount of grant funding subject to a specific contractual remedy was $5,309, $13,049 and $13,086, respectively.

Under our open account document instructions program, which provides for our company-issued letters of credit, we had obligations to pay participating vendors $45,378, $6,399 and $4,531 as of September 27, 2008, December 29, 2007, and September 29, 2007, respectively.  This program began in April 2007.

WFB enters into financial instruments with off balance sheet risk in the normal course of business through the origination of unsecured credit card loans. Unsecured credit card accounts are commitments to extend credit and totaled $12,668,000, $11,635,000 and $10,914,000 at September 27, 2008, December 29, 2007, and September 29, 2007, respectively. These commitments are in addition to any current outstanding balances of a cardholder.  Unsecured credit card loans involve, to varying degrees, elements of credit risk in excess of the amount recognized in the consolidated balance sheets. The principal amounts of these instruments reflect WFB's maximum related exposure.  WFB has not experienced and does not anticipate that all customers will exercise the entire available line of credit at any given point in time. WFB has the right to reduce or cancel the available lines of credit at any time.

CABELA'S INCORPORATED AND SUBSIDIARIES
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

8.    STOCK OPTION PLANS

Employee Stock Option Plans – The Cabela's Incorporated 2004 Stock Plan (the "2004 Plan") provides for the granting of non-qualified stock options, incentive stock options, stock appreciation rights, restricted stock, restricted stock units, and other stock-based awards to employees, directors, and consultants. Options granted under the 2004 Plan have a term of no greater than ten years from the grant date and are exercisable in accordance with the vesting schedule determined at the time the awards are granted. During May 2008, there were 1,065,400 options granted to employees and 12,000 options granted to non-employee directors, all at an exercise price of $15.25 per share.  The options have an eight-year term and vest over three years for employees and one year for non-employee directors.

In addition, on July 7, 2008, 111,324 shares of restricted stock were issued to two executives under the 2004 Plan pursuant to Retention Award Agreements.   The stock price on the date of grant was $10.48 per share resulting in a fair value of $1.2 million of deferred compensation which will be amortized to expense over a five-year period.  The restricted stock vests one-third on the third, fourth, and fifth anniversaries of the grant date.  As of September 27, 2008, there were 4,905,466 shares subject to options and 1,503,892 shares authorized and available for grant under the 2004 Plan.

Under our 1997 Stock Option Plan there were 923,727 shares subject to options as of September 27, 2008, with no shares available for grant.  Options issued expire on the fifth or the tenth anniversary of the date of the grant under this plan.

During the nine months ended September 2008, there were 669,600 options exercised.  The aggregate intrinsic value of awards exercised was $2,400 and $7,817 during the nine months ended September 2008 and 2007, respectively.  Based on our closing stock price of $12.45 as of September 27, 2008, the total number of in-the-money awards exercisable at September 27, 2008, was 595,258.

We recorded share-based compensation expense of $2,122 ($1,379 after-tax, or $0.02 per diluted share) and $5,194 ($3,592 after-tax, or $.05 per diluted share) for the three and nine months ended September 2008, respectively, and $1,354 ($846 after-tax, or $0.01 per diluted share) and $2,627 ($1,642 after-tax, or $.02 per diluted share) for the three and nine months ended September 2007, respectively.  Compensation expense related to our share-based payment awards is recorded in selling, distribution, and administrative expenses in the consolidated statements of income.

As of September 27, 2008, the total unrecognized deferred share-based compensation balance for unvested shares issued, net of expected forfeitures, was approximately $8,255, net of tax, which is expected to be amortized over a weighted average period of 3.0 years.

Employee Stock Purchase Plan – The maximum number of shares of common stock available for issuance under our Employee Stock Purchase Plan (the "ESPP") is 1,835,000.  During the nine months ended September 2008, there were 181,952 shares issued under the ESPP.  As of September 27, 2008, there were 1,263,324 shares authorized and available for issuance.  We intend to issue new shares, rather than market purchases, beginning October 2008.

CABELA'S INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands Except Share and Per Share Amounts)
(Unaudited)

9.    STOCKHOLDERS' EQUITY AND DIVIDEND RESTRICTIONS

The most significant restrictions on the payment of dividends are the covenants contained in our revolving credit agreement and unsecured senior notes purchase agreements.  At September 27, 2008, we had unrestricted retained earnings of $108,933 available for dividends.  However, we have never declared or paid any cash dividends on our common stock and we do not anticipate paying any cash dividends in the foreseeable future.  Nebraska banking laws also govern the amount of dividends that WFB can pay to Cabela's.

Other Comprehensive Income (Loss) – The components of accumulated other comprehensive income (loss), net of related taxes, are as follows at the periods ended:

	September 27, 2008	December 29, 2007	September 29, 2007
Accumulated net unrealized holding losses on economic development bonds	$(2,623)	$(806)	$(739)
Accumulated net unrealized holding gains on derivatives	68	76	93
Cumulative foreign currency translation adjustments	(103)	7	--
Total accumulated other comprehensive income (loss)	$(2,658)	$(723)	$(646)

10.           COMPREHENSIVE INCOME

The components of comprehensive income and related tax effects were as follows for the periods presented.

	Three Months Ended		Nine Months Ended
	September 2008	September 2007	September 2008	September 2007

Net income	$9,722	$13,232	$26,957	$31,638
Changes in net unrealized holding gains (losses) on economic development bonds, net of taxes of $519, $64, $(1,075) and $(619)	903	107	(1,817)	(1,031)
Changes in net unrealized holding gains on derivatives designated as cash flow hedges, net of taxes of $1, $61, $82 and $86	2	101	140	143
Less adjustment for reclassification of derivatives included in net income, net of taxes of $15, $25, $85 and $44	(26)	(42)	(148)	(73)
	(24)	59	(8)	70

Foreign currency translation adjustment	(101)	--	(110)	--

Comprehensive income	$10,500	$13,398	$25,022	$30,677

CABELA'S INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands Except Share and Per Share Amounts)
(Unaudited)

11.    EARNINGS PER SHARE

The following table reconciles the number of shares utilized in the earnings per share calculations for the periods presented.

	Three Months Ended		Nine Months Ended
	September 2008	September 2007	September 2008	September 2007

Weighted average number of shares:
Common shares – basic	66,648,175	65,825,895	66,261,993	65,701,443
Effect of incremental dilutive securities:
Stock options and employee stock purchase plan shares	403,318	1,205,207	843,406	1,616,039
Common shares – diluted	67,051,493	67,031,102	67,105,399	67,317,482

Options outstanding considered anti-dilutive	4,511,987	11,500	4,511,987	4,000

12.           SUPPLEMENTAL CASH FLOW INFORMATION

The following table sets forth non-cash financing and investing activities and other cash flow information for the periods presented.

	Balance at
	September 27, 2008	September 29, 2007

Non-cash financing and investing activities:
Accrued property and equipment additions (1)	$7,220	$67,639
Capital lease obligations	--	202
Contribution of land received	3,903	--
Issuance of restricted common stock	1,167	--

	Nine Months Ended
	September 2008	September 2007
Other cash flow information:
Interest paid	$32,690	$22,166
Capitalized interest	(1,537)	(3,060)
Interest paid, net of capitalized interest	$31,153	$19,106

Income taxes, net	$53,505	$36,646

(1)	Accrued property and equipment additions are recognized in the condensed consolidated statements of cash flows in the period they are paid.

CABELA'S INCORPORATED AND SUBSIDIARIES
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

Segment assets are those directly used in or clearly allocable to an operating segment's operations.  For the Retail segment, assets include inventory in the retail stores, land, buildings, fixtures, and leasehold improvements.   For the Direct segment, assets include deferred catalog costs and fixed assets.  Included in the assets of these two segments is goodwill totaling $4,474 as of September 27, 2008, that has been allocated $969 to the Direct segment and $3,505 to the Retail segment.  For the Financial Services segment, assets include cash, credit card loans, retained interest, buildings, and fixtures.  Assets for the Corporate Overhead and Other segment include corporate headquarters and facilities, merchandise distribution inventory, shared technology infrastructure and related information systems, corporate cash and cash equivalents, economic development bonds, prepaid expenses, deferred income taxes, and other corporate long-lived assets.  Depreciation, amortization, and property and equipment expenditures of each segment are allocated to each respective segment.  Intercompany revenue between segments has been eliminated in consolidation.

Results by business segment are presented in the following table for the three and nine months ended September 2008 and 2007:

				Corporate
Three Months Ended			Financial	Overhead
September 2008:	Retail	Direct	Services	and Other	Total

Revenue from external	$326,942	$240,754	$42,013	$2,091	$611,800
Revenue (loss) from internal	1,032	474	(117)	(1,389)	--
Total revenue	$327,974	$241,228	$41,896	$702	$611,800

Operating income (loss)	$30,084	$33,513	$11,961	$(54,713)	$20,845
As a percentage of revenue	9.2%	13.9%	28.5%	N/A	3.4%

Depreciation and amortization	$7,676	$1,078	$200	$5,164	$14,118
Assets	1,024,049	580,917	471,508	222,012	2,298,486

CABELA'S INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands Except Share and Per Share Amounts)
(Unaudited)

				Corporate
Three Months Ended			Financial	Overhead
September 2007:	Retail	Direct	Services	and Other	Total

Revenue from external	$256,836	$241,132	$44,902	$3,939	$546,809
Revenue (loss) from internal	446	768	(153)	(1,061)	--
Total revenue	$257,282	$241,900	$44,749	$2,878	$546,809

Operating income (loss)	$26,940	$40,897	$9,569	$(53,060)	$24,346
As a percentage of revenue	10.5%	16.9%	21.4%	N/A	4.5%

Depreciation and amortization	$7,094	$1,135	$287	$6,270	$14,786
Assets	980,290	468,957	375,762	339,765	2,164,774

				Corporate
Nine Months Ended			Financial	Overhead
September 2008:	Retail	Direct	Services	and Other	Total

Revenue from external	$854,011	$683,403	$121,192	$14,685	$1,673,291
Revenue (loss) from internal	1,962	1,377	(335)	(3,004)	--
Total revenue	$855,973	$684,780	$120,857	$11,681	$1,673,291

Operating income (loss)	$79,429	$93,368	$33,928	$(149,942)	$56,783
As a percentage of revenue	9.3%	13.6%	28.1%	N/A	3.4%

Depreciation and amortization	$28,125	$3,022	$786	$16,253	$48,186
Assets	1,024,049	580,917	471,508	222,012	2,298,486

				Corporate
Nine Months Ended			Financial	Overhead
September 2007:	Retail	Direct	Services	and Other	Total

Revenue from external	$640,112	$682,161	$121,952	$15,874	$1,460,099
Revenue (loss) from internal	1,487	1,485	(455)	(2,517)	--
Total revenue	$641,599	$683,646	$121,497	$13,357	$1,460,099

Operating income (loss)	$66,403	$107,356	$26,961	$(143,731)	$56,989
As a percentage of revenue	10.4%	15.7%	22.2%	N/A	3.9%

Depreciation and amortization	$19,646	$3,262	$819	$17,877	$41,604
Assets	980,290	468,957	375,762	339,765	2,164,774

CABELA'S INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands Except Share and Per Share Amounts)
(Unaudited)

The components and amounts of total revenue for the Financial Services business segment were as follows for the periods presented.

	Three Months Ended		Nine Months Ended
	September 2008	September 2007	September 2008	September 2007

Interest and fee income, net of provision for loan losses	$10,509	$9,139	$29,632	$20,233
Interest expense	(2,831)	(1,807)	(8,993)	(4,252)
Net interest income, net of provision for loan losses	7,678	7,332	20,639	15,981
Non-interest income:
Securitization income	47,573	50,679	136,923	144,315
Other non-interest income	17,273	13,592	49,914	36,072
Total non-interest income	64,846	64,271	186,837	180,387
Less: Customer rewards costs	(30,628)	(26,854)	(86,619)	(74,871)
Financial Services total revenue	$41,896	$44,749	$120,857	$121,497

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

14.    FAIR VALUE MEASUREMENTS

Effective December 30, 2007, we adopted the provisions of Financial Accounting Standards ("FAS") No. 157, Fair Value Measurements.  This statement defines fair value, establishes a hierarchal disclosure framework for measuring fair value, and requires expanded disclosures about fair value measurements.  The provisions of FAS 157 apply to all financial instruments that are being measured and reported on a fair value basis.  In addition, in February 2008, the Financial Accounting Standards Board ("FASB") issued FASB Staff Position ("FSP") FAS 157-2, Effective Date of FASB Statement No. 157.  This FSP delays the effective date of FAS 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for all nonfinancial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually).  The partial adoption of FAS 157 did not have any impact on our financial position or results of operations.  We do not believe that the adoption of FAS 157, as it relates to nonfinancial assets and liabilities, will have a material impact on our financial position or results of operations.

As defined by FAS 157, fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  In determining fair value, we use various methods including discounted cash flow projections based on available market interest rates and management estimates of future cash payments.   Financial instrument assets and liabilities measured and reported at fair value are classified and disclosed in one of the following categories:

•	Level 1 – Quoted market prices in active markets for identical assets or liabilities.

•	Level 2 – Observable inputs other than quoted market prices.

•	Level 3 – Unobservable inputs corroborated by little, if any, market data.

CABELA'S INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands Except Share and Per Share Amounts)
(Unaudited)

Level 3 is comprised of financial instruments whose fair value is estimated based on internally developed models or methodologies utilizing significant inputs that are primarily unobservable from objective sources.  In determining the appropriate levels, we performed an analysis of the assets and liabilities that are subject to FAS 157 and determined that at September 27, 2008, all applicable financial instruments carried on our consolidated balance sheets are classified as Level 3.  The following table summarizes the valuation of our recurring financial instruments at September 27, 2008.

Assets	Fair Value at September 27, 2008 (1)

Retained interests in securitized loans	$43,170
Economic development bonds	101,583
$144,753
(1) All fair value measurements using Level 3 category.

The table below presents changes in fair value of our assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3), as defined in FAS 157, for the three months ended September 2008.

	Retained Interests in Securitized Loans	Economic Development Bonds

Balance, June 28, 2008	$38,390	$101,316
Total gains or losses (realized/unrealized):
Included in earnings	(3,108)	--
Included in other comprehensive income	--	1,422
Purchases, issuances, and settlements, net	7,888	(1,155)
Balance, September 27, 2008	$43,170	$101,583

CABELA'S INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands Except Share and Per Share Amounts)
(Unaudited)

The table below presents changes in fair value of our assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the nine months ended September 2008.

	Retained Interests in Securitized Loans	Economic Development Bonds

Balance, December 30, 2007	$51,777	$98,035
Total gains or losses (realized/unrealized):
Included in earnings	(12,440)	--
Included in other comprehensive income	--	(2,892)
Purchases, issuances, and settlements, net	3,833	6,440
Balance, September 27, 2008	$43,170	$101,583

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

Fair values of economic development bonds ("bonds") are estimated using discounted cash flow projections based on available market interest rates and management estimates including the estimated amounts and timing of expected future tax payments to be received by the municipalities under development zones.  These fair values do not reflect any premium or discount that could result from offering these bonds for sale or through early redemption, or any related income tax impact.  Declines in the fair value of held-to-maturity and available-for-sale economic development bonds below cost that are deemed to be other than temporary are reflected in earnings.

For interest-only strips, we estimate related fair values based on the present value of future expected cash flows using assumptions for credit losses, payment rates, and discount rates commensurate with the risks involved.  WFB retains the rights to remaining cash flows (including interchange fees) after the other costs of the trust are paid.  However, future expected cash flows for valuation of the interest-only strips do not include interchange income since interchange income is earned only when a charge is made to a customer's account.  WFB is required to maintain a cash reserve account under certain securitization programs.  The fair value of the cash reserve accounts are estimated by discounting future cash flows using a rate reflecting the risks commensurate with similar types of instruments.  WFB also owns subordinated asset-backed variable funding notes from three of its securitizations.  The fair value of these securities approximates book value given the short-term nature of the notes.

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

CABELA'S INCORPORATED AND SUBSIDIARIES
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

In March 2008, the FASB issued FAS No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133.  This statement changes the existing disclosure requirements in FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities.  FAS 161 requires enhanced disclosures about an entity's derivative and hedging activities.  This statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. Since the provisions of this statement are disclosure related, we do not believe that the adoption of this statement will have a material effect on our financial position or results of operations.

On September 15, 2008, the FASB issued two exposure drafts proposing amendments to FAS 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities and FASB Interpretation No. 46R, Consolidation of Variable Interest Entities.  Currently, the transfers of our bank subsidiary's credit card receivables in securitization transactions qualify for sale accounting treatment.  The trusts used in our bank subsidiary's securitizations are not consolidated with us for financial reporting purposes because the trusts are qualifying special purpose entities ("QSPE").  Because the transfers qualify as sales and the trusts are not subject to consolidation, the assets and liabilities of the trusts are not reported on our consolidated balance sheet under generally accepted accounting principles.  Under the proposed amendments, the concept of a QSPE would be eliminated and would modify the consolidation model for variable interest entities and require continual reassessment of consolidation conclusions.  As proposed, these amendments would be effective for us at the beginning of our 2010 fiscal year.  The proposed amendments, if adopted, could require us to consolidate the assets and liabilities of our bank subsidiary's securitization trusts.  This could cause us to breach certain financial covenants in our credit agreements and unsecured notes.  This could have a significant effect on our financial condition and ability to meet the capital maintenance requirements of our bank subsidiary, as affected off-balance sheet loans would be recorded on our consolidated balance sheet and may be subject to regulatory capital requirements.

Item 2.                                Management's Discussion and Analysis of Financial Condition and Results of Operations

This report contains "forward-looking statements" that are based on our beliefs, assumptions and expectations of future events, taking into account the information currently available to us.  All statements other than statements of current or historical fact contained in this report are forward-looking statements within the meaning of the Private Securities Litigation Reform Act.  The words "believe," "may," "should," "anticipate," "estimate," "expect," "intend," "objective," "seek," "plan," and similar statements are intended to identify forward-looking statements.  Forward-looking statements involve risks and uncertainties that may cause our actual results, performance, or financial condition to differ materially from the expectations of future results, performance, or financial condition we express or imply in any forward-looking statements.  These risks and uncertainties include, but are not limited to:

•	the strength of the economy;
•	the level of discretionary consumer spending;
•	changes in the credit markets or the availability of credit;
•	changes in consumer preferences and demographic trends;
•	our ability to successfully execute our multi-channel strategy;
•	the ability to negotiate favorable purchase, lease, and/or economic development arrangements for new retail store locations;
•	expansion into new markets;
•	market saturation due to new retail store openings;
•	the rate of growth of general and administrative expenses associated with building a strengthened corporate infrastructure to support our growth initiatives;
•	increasing competition in the outdoor segment of the sporting goods industry;
•	the cost of our products;
•	trade restrictions;
•	political or financial instability in countries where the goods we sell are manufactured;
•	adverse fluctuations in foreign currencies;
•	increases in postage rates or paper and printing costs;
•	supply and delivery shortages or interruptions caused by system changes or other factors;
•	adverse or unseasonal weather conditions;
•	fluctuations in operating results;
•	the cost of fuel increasing;
•	road construction around our retail stores;
•	labor shortages or increased labor costs;
•	increased government regulation;
•	inadequate protection of our intellectual property;
•	our ability to protect our brand and reputation;
•	changes in accounting rules applicable to securitization transactions;
•	any downgrade of the ratings on the outstanding notes issues by our Financial Services business' securitization trust;
•	decreased interchange fees received by our Financial Services business as a result of credit card industry litigation;
•	other factors that we may not have currently identified or quantified; and
•
other risks, relevant factors, and uncertainties identified in our filings with the SEC (including the information set forth in the "Risk Factors" section of our Annual Report on Form 10-K for the fiscal year ended December 29, 2007 (our "2007 Form 10-K"), in Part II, Item 1A, of our Quarterly Report on Form 10-Q for the fiscal quarter ended March 29, 2008, and in Part II, Item 1A, of this report), which filings are available at the SEC's website at www.sec.gov.

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

Critical Accounting Policies and Use of Estimates

Our condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America which require us to make estimates and judgments that affect amounts reported in the condensed consolidated financial statements and accompanying notes. Management has discussed the development, selection, and disclosure of critical accounting policies and estimates with the Audit Committee of Cabela's Board of Directors.  While our estimates and assumptions are based on our knowledge of current events and actions we may undertake in the future, actual results may ultimately differ from our estimates and assumptions.  Our estimation processes contain uncertainties because they require management to make assumptions and apply judgment to make these estimates.  Should actual results be different than our estimates, we could be exposed to gains or losses from differences that are material.

Our critical accounting policies and use of estimates utilized in the preparation of the condensed consolidated financial statements as of September 27, 2008, remain unchanged from December 29, 2007.

Cabela's®

We are a leading specialty retailer, and the world's largest direct marketer, of hunting, fishing, camping, and related outdoor merchandise.  We provide a quality service to our customers who enjoy an outdoor lifestyle by supplying outdoor products through our multi-channel retail business consisting of our Retail and Direct business segments.  Our Retail business segment is comprised of 29 stores, 28 located in the United States and one in Canada.   Our Direct business segment is comprised of our catalog mail order business and our highly acclaimed Internet website.

Our Financial Services business segment plays an integral role in supporting our merchandising business.  Our Financial Services business segment is comprised of our credit card services, which reinforces our strong brand and strengthens our customer loyalty through our credit card loyalty programs.

Financial Overview

	Three Months Ended
	September 2008	September 2007	Increase (Decrease)	% Change
	(Dollars in Thousands)
Revenue:
Retail	$327,974	$257,282	$70,692	27.5%
Direct	241,228	241,900	(672)	(0.3)
Total merchandise sales	569,202	499,182	70,020	14.0
Financial Services	41,896	44,749	(2,853)	(6.4)
Other revenue	702	2,878	(2,176)	(75.6)
Total revenue	$611,800	$546,809	$64,991	11.9

Operating income	$20,845	$24,346	$(3,501)	(14.4)

Net income per diluted share	$0.15	$0.20	$(0.05)	(25.0)

	Nine Months Ended
	September 2008	September 2007	Increase (Decrease)	% Change
	(Dollars in Thousands)
Revenue:
Retail	$855,973	$641,599	$214,374	33.4%
Direct	684,780	683,646	1,134	0.2
Total merchandise sales	1,540,753	1,325,245	215,508	16.3
Financial Services	120,857	121,497	(640)	(0.5)
Other revenue	11,681	13,357	(1,676)	(12.5)
Total revenue	$1,673,291	$1,460,099	$213,192	14.6

Operating income	$56,783	$56,989	$(206)	(0.4)

Net income per diluted share	$0.40	$0.47	$(0.07)	(14.9)

Revenues for the three months ended September 2008 totaled $612 million, an increase of 11.9% over the three months ended September 2007.   For the nine months ended September 2008, revenues totaled $1.7 billion, an increase of 14.6% over the nine months ended September 2007.  Revenues increased over the 2007 periods principally from the opening of ten new stores since April 2007:  our Rapid City, South Dakota, store that opened August 7, 2008, and our Scarborough, Maine, store that opened May 15, 2008, plus the eight stores that opened in 2007 - one in April 2007, one in September 2007, and six in the fourth quarter of 2007.

Operating income totaled $21 million for the three months ended September 2008, a decrease of $4 million, or 14.4%, compared to the three months ended September 2007, and totaled $57 million for the nine months ended September 2008, down $0.2 million from the nine months ended September 2007.  Operating income decreased for the three months ended September 2008 compared to the three months ended September 2007 primarily due to the macroeconomic environment, decreases in our gross margins, increases in credit card loan charge-offs and in the allowance for credit card loans, and related decreases in the valuation of our interest-only strips associated with our securitized loans.  Operating income for the nine months ended September 2008 remained relatively constant compared to the nine months ended September 2007 in spite of the economy and increases in credit card loan charge-offs in 2008 compared to 2007.  These losses from charge-offs were mostly offset by labor efficiencies gained in our Retail and Direct merchandise segments and to decreases in retail store pre-opening costs compared to 2007.

 Our operating results for the three months ended September 2008 declined compared to the three months ended September 2007 as we continued to be impacted by a challenging retail and macroeconomic environment resulting in slowed retail store and Direct sales.  Comparable store sales decreased $23 million, or 9.0%, for the three months ended September 2008 compared to the three months ended September 2007, and $41 million, or 6.6%, for the nine months ended September 2008 compared to the nine months ended September 2007.  Internet site visits increased 31.1% and 37.3%, respectively, for the three and nine months ended September 2008 compared to the respective periods ended September 2007, as we continue to focus our efforts on utilizing Direct marketing programs to increase our website traffic. Selling, distribution, and administrative expenses as a percentage of total revenue decreased 150 basis points and 60 basis points, respectively, for the three and nine months ended September 2008 compared to the same periods of 2007.

Our primary focus is on managing our business efficiently to enhance near-term and long-term results for our shareholders. As such, after completing a review of our organization structure, in October 2008 we announced a reduction in workforce of approximately 10% at our company headquarters.  This workforce reduction will reduce future costs and is expected to cost approximately $1.5 million in severance and related assistance. We are also focusing on improving our retail store operating metrics.  As announced in our 2007 annual report, we slowed our new store opening schedule to two stores in 2008 given the continued slowdown projected in discretionary consumer spending for the remainder of 2008.  Our focus for the remainder of 2008 is to continue to make progress on the following initiatives:

•	improve our advertising strategy by using more targeted campaigns throughout our multi-channel model to increase store traffic;
•	improve retail store sales and profitability through enhanced product assortment, streamlined flow of merchandise to our retail stores, and reduced operating expenses;
•	maintain merchandise gross margins in our sales channels;
•	improve inventory management by actively managing quantities and product deliveries through enhanced leveraging of existing technologies, and by reducing unproductive inventory; and
•	continue successful operations and productivity of our retail stores.

Retail Store Efficiencies – One primary objective is to enhance our retail store efficiencies and improve our operating results.  We are working on this objective by enhancing and optimizing our retail store merchandising processes, management information systems, and distribution and logistics capabilities.  We continue to flex more merchandise at our stores by adding more seasonal product assortments and to improve our visual merchandising.  Also, we continue to streamline the flow of merchandise to our stores increasing productivity and reducing labor costs as a percentage of revenue.  To enhance our customer service at our retail stores, we are focusing on customer service through training and mentoring programs.

For the three and nine months ended September 2008 compared to the respective 2007 periods, operating income for our Retail business segment increased $3 million and $13 million, respectively, despite a deteriorating consumer spending environment.  These increases in operating income were in part due to improvements in labor productivity in our retail stores.

Leverage Our Multi-Channel Model – We are offering customers integrated opportunities to access and use our retail store, catalog, and Internet channels, including the completion of our customer service enhancements in the first quarter of 2008.  Our in-store pick-up program allows customers to order products through our catalogs and Internet site, and have them delivered to the retail store of their choice without incurring shipping costs, increasing foot traffic in our stores.  Conversely, our expanding retail stores introduce customers to our Internet and catalog channels.  We are capitalizing on our multi-channel model by building on the strengths of each channel, primarily through improvements in our merchandise planning and replenishment systems.  These systems allow us to identify the correct product mix in each of our retail stores, and also help maintain the proper inventory levels to satisfy customer demand in both our Retail and Direct business channels.

Next Generation Stores – To enhance our returns on capital we have developed a next generation store format which incorporates the following objectives:

•	a store development model that will be adaptable to more markets, faster to start-up, and more efficient to operate to reduce our investment and increase sales per square foot; and
•	to provide shopper-friendly layouts with regionalized product mixes, concept shops, and new product displays/fixtures featuring an improved look.

We have incorporated many of these next generation store concepts into our new Rapid City, South Dakota, store.

Direct Business Expansion – We are working on the following key growth objectives to expand our catalog and Internet channels:

•	natural growth by offering industry-leading selection, service, value, and quality;
•	acquisition, retention, and reactivation of customers through our multi-channel platform;
•	category expansion to capitalize on the general outdoor enthusiast; and
•	targeted marketing designed to increase sales overall and to transition customers from the catalog channel.

During the three and nine months ended September 2008, our Direct revenue was basically flat compared to the respective 2007 periods, primarily due to the stagnant retail and macroeconomic environment.  We expanded our Direct customer base during the nine months ended September 2008 compared to the nine months ended September 2007, positioning ourselves for future revenue growth when the economy improves.

Growth of Our Credit Card Business – We continue working toward increasing our Financial Services revenue by attracting new cardholders through lower cost marketing efforts with our Retail and Direct businesses.  By continuing our conservative underwriting and account management standards and practices, we are controlling costs in our Financial Services segment through active management of our credit card delinquencies and charge-offs.

Operations Review

The three months ended September 2008 and September 2007 each consisted of 13 weeks, and the nine months ended September 2008 and September 2007 each consisted of 39 weeks.  Our operating results expressed as a percentage of revenue were as follows for the periods presented.

	Three Months Ended		Nine Months Ended
	September 2008	September 2007	September 2008	September 2007

Revenue	100.00%	100.00%	100.00%	100.00%
Cost of revenue	61.47	58.99	60.14	58.95
Gross profit (exclusive of depreciation and amortization)	38.53	41.01	39.86	41.05
Selling, distribution, and administrative expenses	35.12	36.56	36.47	37.15
Operating income	3.41	4.45	3.39	3.90
Other income (expense):
Interest (expense) income, net	(1.23)	(0.76)	(1.33)	(0.82)
Other income, net	0.26	0.18	0.31	0.37
Total other income (expense), net	(0.97)	(0.58)	(1.02)	(0.45)
Income before provision for income taxes	2.44	3.87	2.37	3.45
Provision for income taxes	0.85	1.45	0.76	1.28
Net income	1.59%	2.42%	1.61%	2.17%

Results of Operations – Three Months Ended September 2008 Compared to September 2007

Revenues

	Three Months Ended
	September 2008%		September 2007%		Increase (Decrease)	% Change
	(Dollars in Thousands)

Retail	$327,974	53.6%	$257,282	47.1%	$70,692	27.5%
Direct	241,228	39.4	241,900	44.2	(672)	(0.3)
Financial Services	41,896	6.9	44,749	8.2	(2,853)	(6.4)
Other	702	0.1	2,878	0.5	(2,176)	(75.6)
	$611,800	100.0%	$546,809	100.0%	$64,991	11.9%

Retail revenue includes sales incurred and services performed at our retail stores, sales from orders placed through our retail store Internet kiosks, and sales from customers utilizing our in-store pick-up program.  Direct revenue includes catalog and Internet sales from orders placed over the phone, by mail, and through our website where the merchandise is shipped to any non-retail store location. Financial Services revenue is comprised of securitization income, interest income, and interchange and other fees, net of reward program costs, interest expense, and credit losses from our credit card operations.  Other revenue consists principally of sales of land surrounding our retail store developments and fees collected from our other real estate, outfitter services, and travel businesses.

For the third quarter of 2008, our Retail and Direct sales continue to be impacted by a challenging retail and macroeconomic environment.  Despite this challenging environment, revenue increased in the three months ended September 2008 compared to the three months ended September 2007 in our merchandising business segments, but declined for our Financial Services segment.  Retail sales increased due to the eight new store openings in 2007 that began in April 2007, the Rapid City, South Dakota, store that opened August 7, 2008, and the Scarborough, Maine, store that opened May 15, 2008.  Direct revenue decreased primarily due to a portion of catalog mail order sales declining as these sales move to our new retail stores, which was mostly offset by increased Internet sales comparing the respective periods.  The decrease in Financial Services revenue was primarily attributable to increases in credit card loan charge-offs, increases in the allowance for credit card loans and related decreases in the valuation of our interest-only strips associated with our securitized loans.

Retail Revenue – Retail revenue increased $71 million for the three months ended September 2008 primarily due to new store sales increasing compared to the three months ended September 2007.  The product category that contributed the largest dollar volume increase to our Retail revenue for the three months ended September 2008 was hunting equipment.

	Three Months Ended
	September 2008	September 2007	Increase (Decrease)	% Change
	(Dollars in Thousands)

Comparable stores sales	$230,221	$252,934	$(22,713)	(9.0)%

Comparable store sales decreased $23 million, or 9.0%, for the three months ended September 2008 principally because of the challenging macroeconomic and retail industry environment, a lowering of overall consumer confidence in the United States as consumers continue to pull back discretionary spending, and competition in certain markets, all which negatively impacted sales growth.

Direct Revenue – Direct revenue decreased $0.7 million, or 0.3%, due to lower catalog sales and to some cannibalization relating to our new retail stores that opened in late 2007, mostly offset by increased Internet sales in the three months ended September 2008 compared to the three months ended September 2007.  Internet site visits increased as we continue to focus our efforts on utilizing Direct marketing programs to increase traffic to our website.  Internet visits increased 31.1%, to 29.8 million visits for the three months ended September 2008, compared to 22.7 million visits for the three months ended September 2007.  The clothing and footwear product category was the largest dollar volume contributor to our Direct revenue for the three months ended September 2008.

Financial Services Revenue – Key statistics reflecting the performance of our Financial Services business are shown in the following chart for the three months ended September:

	2008	2007	Increase (Decrease)	% Change
	(Dollars in Thousands Except Average Balance per Account )

Average balance of managed credit card loans	$2,153,089	$1,730,886	$422,203	24.4%
Number of average active credit card accounts	1,143,525	978,984	164,541	16.8

Average balance per active credit card account	$1,883	$1,768	$115	6.5

Net charge-offs	15,682	8,869	6,813	76.8
Net charge-offs as a percentage of average managed credit card loans	2.91%	2.05%	0.86%

The balance of average managed credit card loans increased to $2.2 billion, or 24.4%, because of the increase in the number of accounts and the average balance per account.  The number of accounts increased to 1,143,525, or 16.8%, due to our marketing efforts to add additional accounts.  Net charge-offs as a percentage of average managed credit card loans increased to 2.91% for the three months ended September 2008, up 15 basis points compared to the second quarter of 2008 and up 86 basis points compared to the three months ended September 2007, principally because of the current challenging economic environment.

The components of Financial Services revenue on a generally accepted accounting principles ("GAAP") basis are as follows for the three months ended September:

(Dollars in Thousands)	2008	2007

Interest and fee income, net of provision for loan losses	$10,509	$9,139
Interest expense	(2,831)	(1,807)
Net interest income, net of provision for loan losses	7,678	7,332

Non-interest income:
Securitization income (including gains on sales of credit card loans of $3,108 and $7,203)	47,573	50,679
Other non-interest income	17,273	13,592
Total non-interest income	64,846	64,271
Less: Customer rewards costs	(30,628)	(26,854)

Financial Services revenue	$41,896	$44,749

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

Non-GAAP Presentation – The "non-GAAP" presentation shown below presents the financial performance of the total managed portfolio of credit card loans.  Although our condensed consolidated financial statements are not presented in this manner, we review the performance of the managed portfolio as presented below.  Interest income, interchange income (net of customer rewards), and fee income on both the owned and securitized portfolio are reflected in the respective line items.  Interest paid to outside investors on the securitized credit card loans is included in interest expense.  Credit losses on the entire managed portfolio are reflected in the provision for loan losses.

The following table sets forth the revenue components of our Financial Services segment managed portfolio on a non-GAAP basis for the three months ended September:

(Dollars in Thousands)	2008	2007

Interest income	$49,709	$48,465
Interchange income, net of customer rewards costs	19,854	16,940
Other fee income	10,667	7,425
Interest expense	(21,569)	(21,776)
Provision for loan losses	(16,632)	(8,931)
Other	(133)	2,626
Managed Financial Services revenue	$41,896	$44,749

Managed Financial Services Revenue as a Percentage of Average Managed Credit Card Loans:

Interest income	9.2%	11.2%
Interchange income, net of customer rewards costs	3.7	3.9
Other fee income	2.0	1.7
Interest expense	(4.0)	(5.0)
Provision for loan losses	(3.1)	(2.1)
Other	--	0.6
Managed Financial Services revenue	7.8%	10.3%

Financial Services revenue decreased $3 million, or 6.4%, for the three months ended September 2008 compared to the three months ended September 2007.  The increase in interest income of $1 million in the three months ended September 2008 from the three months ended September 2007 was due to an increase in managed credit card loans, partially offset by decreases in interest rates.  The increase in interchange income of $3 million in the 2008 third quarter from the 2007 third quarter was driven by net credit card purchases, which increased 17.1%.  Other fee income increased $3 million due to increases in late fees, overlimit fees, and payment assurance fees.  These increases were partially offset by an increase in the provision for loan losses of $8 million from increases in managed credit card loans and increases in net charge-offs, and by a decrease of $3 million in the Other category primarily due to related decreases in the valuation of our interest-only strips associated with our securitized loans.

Other Revenue

Other revenue sources include sales of land held for sale, amounts received from our outfitter services, real estate rental income, and fees earned through our travel business and other complementary business services.  Other revenue decreased $2 million, or 75.6%, comparing the three months ended September 2008 to the three months ended September 2007.  There was no real estate revenue for the three months ended September 2008, compared to $2 million for the three months ended September 2007, resulting in pre-tax gains on the sale of real estate totaling $1 million.

Gross Profit

Gross profit, or gross margin, is defined as total revenue less the costs of related merchandise sold and shipping costs.  Comparisons of gross profit and gross profit as a percentage of revenue for our operations, year over year, and to the retail industry in general, are impacted by:

•	retail store, distribution, and warehousing costs which we exclude from our cost of revenue;
•	Financial Services revenue that we include in revenue for which there are no costs of revenue;
•	real estate land sales we include in revenue for which costs vary by transaction;
•	outfitter services revenue that we include in revenue for which there are no costs of revenue; and
•	customer shipping charges in revenue which are slightly higher than shipping costs in costs of revenue because of our practice of pricing shipping charges to match costs.

Accordingly, comparisons of gross margins on merchandising revenue presented below are the best metrics for analysis of our gross profit for the three months ended September:

	2008	2007	Increase (Decrease)	% Change
	(Dollars in Thousands)

Merchandise sales	$569,202	$499,182	$70,020	14.0%
Merchandise gross margin	192,283	176,635	15,648	8.9
Merchandise gross margin as a percentage of merchandise revenue	33.8%	35.4%	(1.6)%

Merchandise Gross Margins – Gross margins of our merchandising business increased $16 million, or 8.9%, to $192 million for the three months ended September 2008.  Merchandise gross margins as a percentage of revenue of our merchandising business decreased to 33.8% for the three months ended September 2008 from 35.4% for the three months ended September 2007.  The decrease in merchandise gross margins for the three months ended September 2008 compared to the three months ended September 2007 is primarily attributable to lower initial margin, as well as greater markdowns, a decrease in our shipping margin, and to a shift in sales between channels for the three months ended September 2008 compared to the three months ended September 2007.

Selling, Distribution, and Administrative Expenses

	Three Months Ended
	September 2008	September 2007	Increase (Decrease)	% Change
	(Dollars in Thousands)

Selling, distribution, and administrative expenses	$214,898	$199,879	$15,019	7.5%
S,D&A expenses as a percentage of total revenue	35.1%	36.6%	(1.5)%

Retail store pre-opening costs	$2,612	$7,875	$(5,263)	(66.8)

Selling, distribution, and administrative expenses include all operating expenses related to our retail stores, Internet website, distribution centers, product procurement, and overhead costs, including: advertising and marketing, catalog costs, employee compensation and benefits, occupancy costs, information systems processing, and depreciation and amortization.

Selling, distribution, and administrative expenses on a consolidated basis increased $15 million, or 7.5%, for the three months ended September 2008 over the three months ended September 2007.  The primary reason for the increase was the addition of eight new stores in 2007 and the two new stores in 2008, along with the addition of infrastructure necessary to support this store expansion.  The most significant factors contributing to the increase in selling, distribution, and administrative expenses, and the infrastructure expansion required to support the revenue growth in the third quarter of 2008 from our retail store expansion, included increases in:

•	employee compensation, benefits, training, and recruitment costs of $5 million;
•	advertising costs of $5 million; and
•	other retail store-related operating costs of $5 million.

Significant selling, distribution, and administrative expense increases and decreases related to specific business segments included the following:

Retail Business Segment:
•
Operating costs for new stores that were not open in the comparable period of 2007 of $23 million, including employee compensation and benefits costs of $12 million, $4 million in advertising and promotional expenses, and lower marketing fees of $2 million received from the Financial Services segment.

•	A decrease in comparable store employee compensation and benefits of $3 million resulting from staffing changes and declining sales in comparable stores.
•	Depreciation on new stores not open in the comparable period of 2007 of $3 million.
•	New store pre-opening costs of $3 million, a decrease of $5 million over the three months ended September 2007.

Direct Business Segment:
•	Lower marketing fees of $3 million received from the Financial Services segment.

Financial Services:
•	A decrease in advertising and promotional costs of $1 million due to new marketing incentives received.
•	A decrease of $5 million in the marketing fee paid by the Financial Services segment to the Retail segment ($2 million decrease) and the Direct business segment ($3 million decrease).

Corporate Overhead, Distribution Centers, and Other:
•	A decrease in depreciation expense of $1 million primarily related to depreciation changes in estimated lives implemented in April 2008 on information system hardware and software.
•	A decrease of $1 million in equipment and software expenses.
•	An increase of $2 million primarily related to settlement of certain claims and other business transactions.

Operating Income

Operating income is revenue less cost of revenue and selling, distribution, and administrative expenses.  Operating income for our merchandise business segments excludes costs associated with operating expenses of distribution centers, procurement activities, and other corporate overhead costs.

	Three Months Ended
	September 2008	September 2007	Increase (Decrease)	% Change
	(Dollars in Thousands)

Total operating income	$20,845	$24,346	$(3,501)	(14.4)%

Total operating income as a percentage of total revenue	3.4%	4.5%	(1.1)%

Operating income by business segment:
Retail	$30,084	$26,940	$3,144	11.7%
Direct	33,513	40,897	(7,384)	(18.1)
Financial Services	11,961	9,569	2,392	25.0

Operating income as a percentage of segment revenue:
Retail	9.2%	10.5%	(1.3)%
Direct	13.9	16.9	(3.0)
Financial Services	28.5	21.4	7.1

Operating income decreased $4 million, or 14.4%, for the three months ended September 2008 compared to the three months ended September 2007.  Operating income as a percentage of revenue also decreased to 3.4% for the three months ended September 2008 from 4.5% for the three months ended September 2007.  Operating income comparisons between the three months ended September 2008 and 2007 are impacted by the challenging retail and macroeconomic environment and by increases in credit card loan charge-offs, increases in the allowance for credit card loans and related decreases in the valuation of our interest-only strips associated with our securitized loans.

Interest (Expense) Income, Net

Interest expense, net of interest income, increased $3 million to $8 million for the three months ended September 2008 compared to the three months ended September 2007.  The net increase in interest expense was primarily due to additional debt incurred in financing our retail store expansion.  During the three months ended September 2008, we capitalized interest totaling $0.5 million on qualifying fixed assets relating primarily to retail store construction compared to $2.7 million for the three months ended September 2007.

Other Non-Operating Income, Net

Other income was $2 million for the three months ended September 2008 compared to $1 million for the three months ended September 2007. This income is from the interest earned on our economic development bonds.

Provision for Income Taxes

Our effective tax rate was 35.0% for the three months ended September 2008 compared to 37.5% for the three months ended September 2007.  The effective tax rate was lower for the three months ended September 2008 compared to the 2007 period primarily due to a reduction in our income tax provision relating to a state tax refund.

Results of Operations – Nine Months Ended September 2008 Compared to September 2007

Revenues

	Nine Months Ended
	September 2008%		September 2007%		Increase (Decrease)	% Change
	(Dollars in Thousands)

Retail	$855,973	51.2%	$641,599	44.0%	$214,374	33.4%
Direct	684,780	40.9	683,646	46.8	1,134	0.2
Financial Services	120,857	7.2	121,497	8.3	(640)	(0.5)
Other	11,681	0.7	13,357	0.9	(1,676)	(12.5)
	$1,673,291	100.0%	$1,460,099	100.0%	$213,192	14.6%

Retail sales increased due to the eight new store openings in 2007, the Rapid City, South Dakota, store that opened August 2008, and the Scarborough, Maine, store that opened May 2008.  Direct revenue increased primarily due to increased Internet sales comparing the respective periods, which was mostly offset by decreases primarily due to a portion of catalog mail order sales decreasing as these sales moved to our new retail stores.  Financial Services revenue decreased primarily due to increases in credit card loan charge-offs, increases in the allowance for credit card loans and to related decreases in the valuation of our interest-only strips associated with our securitized loans.  These decreases were mostly offset by revenue growth from increases in the number of average active credit card accounts and average managed credit card loans.

Retail Revenue – Retail revenue increased $214 million for the nine months ended September 2008 primarily due to new store sales increasing compared to the nine months ended September 2007.  The product category that contributed the largest dollar volume increase to our Retail revenue for the first nine months of 2008 was hunting equipment.

	Nine Months Ended
	September 2008	September 2007	Increase (Decrease)	% Change
	(Dollars in Thousands)
Comparable stores sales	$579,459	$620,242	$(40,783)	(6.6)%

Comparable store sales decreased $41 million, or 6.6%, for the nine months ended September 2008 principally because of the challenging macroeconomic and retail industry environment, a lowering of overall consumer confidence in the United States as consumers continue to pull back discretionary spending, and competition in certain markets, all which negatively impacted sales growth.

Direct Revenue – Direct revenue increased $1 million, or 0.2%, in the nine months ended September 2008 compared to the nine months ended September 2007 due to increased Internet sales offset by lower catalog sales and to cannibalization relating to our new retail stores that opened in late 2007.  Internet visits increased 37.3% to 87.1 million visits for the nine months ended September 2008 compared to 63.5 million visits for the nine months ended September 2007.  The clothing and footwear product category was the largest dollar volume contributor to our Direct revenue for the nine months ended September 2008.

Financial Services Revenue – Key statistics reflecting the performance of our Financial Services business are shown in the following chart for the nine months ended September:

	2008	2007	Increase (Decrease)	% Change
	(Dollars in Thousands Except Average Balance per Account )

Average balance of managed credit card loans	$2,043,142	$1,633,446	$409,696	25.1%

Number of average active credit card accounts	1,116,180	955,940	160,240	16.8

Average balance per active credit card account	$1,830	$1,709	$121	7.1%

Net charge-offs	41,938	22,847	19,091	83.6

Net charge-offs as a percentage of average managed credit card loans	2.74%	1.86%	0.88%

The balance of average managed credit card loans increased to $2 billion, or 25.1%, because of the increase in the number of accounts and the average balance per account.  The number of accounts increased to 1,116,180, or 16.8%, due to our marketing efforts to add additional accounts.  Net charge-offs as a percentage of average managed credit card loans increased to 2.74% for the nine months ended September 2008, up 10 basis points from the six months ended June 2008, and up 88 basis points compared to the nine months ended September 2007, principally because of the challenging economic environment.  We believe our charge-off levels remain well below industry average.  Management expects net charge-offs as a percentage of average managed credit card loans for full fiscal year 2008 to be in the range of 2.90% to 3.00% compared to 2.01% for fiscal year 2007.

The components of Financial Services revenue on a GAAP basis are as follows for the nine months ended September:

(Dollars in Thousands)	2008	2007

Interest and fee income, net of provision for loan losses	$29,632	$20,233
Interest expense	(8,993)	(4,252)
Net interest income, net of provision for loan losses	20,639	15,981
Non-interest income:
Securitization income (including gains on sales of credit card loans of $12,440 and $18,957)	136,923	144,315
Other non-interest income	49,914	36,072
Total non-interest income	186,837	180,387
Less: Customer rewards costs	(86,619)	(74,871)

Financial Services revenue	$120,857	$121,497

The following table sets forth the revenue components of our Financial Services segment managed portfolio on a non-GAAP basis for the nine months ended September:

(Dollars in Thousands)	2008	2007

Interest income	$148,062	$136,010
Interchange income, net of customer rewards costs	57,677	46,690
Other fee income	26,135	19,502
Interest expense	(62,875)	(60,187)
Provision for loan losses	(43,453)	(23,374)
Other	(4,689)	2,856
Managed Financial Services revenue	$120,857	$121,497

Managed Financial Services Revenue as a Percentage of Average Managed Credit Card Loans:

Interest income	9.7%	11.1%
Interchange income, net of customer rewards costs	3.8	3.8
Other fee income	1.7	1.6
Interest expense	(4.1)	(4.9)
Provision for loan losses	(2.9)	(1.9)
Other	(0.3)	0.2
Managed Financial Services revenue	7.9%	9.9%

Financial Services revenue decreased $1 million, or 0.5%, for the nine months ended September 2008 compared to the nine months ended September 2007. The increase in interest income of $12 million for the nine months ended September 2008 compared to the nine months ended September 2007 was due to an increase in managed credit card loans, partially offset by decreases in interest rates.  The increase in interchange income of $11 million in the 2008 nine-month period from the 2007 nine-month period was driven by net credit card purchases, which increased 19.3%.  Other fee income increased $7 million due to increases in late fees, overlimit fees, and payment assurance fees.  These increases were partially offset by an increase in interest expense of $3 million from increases in securitized credit card loans and borrowings, partially offset by decreases in interest rates.  Also, partially offsetting the increases in interest income and interchange income was an increase in the provision for loan losses of $20 million from increases in managed credit card loans and increases in net charge-offs, and by a decrease of $8 million in the Other category due to related decreases in the valuation of our interest-only strips associated with our securitized loans.

Other Revenue

Other revenue decreased $2 million, or 12.5%, to $12 million for the nine months ended September 2008 compared to the nine months ended September 2007.  Real estate sales totaled $6 million for the nine months ended September 2008, primarily from two real estate land parcels sold during the second quarter of 2008, compared to $5 million for the nine months ended September 2007. Pre-tax gains on the sale of real estate totaled $2.1 million for the nine months ended September 2008 compared to $2.8 million for the nine months ended September 2007.

Gross Profit

Comparisons of gross margins on merchandising revenue are presented below for analysis of our gross profit for the nine months ended:

	September 2008	September 2007	Increase (Decrease)	% Change
	(Dollars in Thousands)

Merchandise sales	$1,540,753	$1,325,245	$215,508	16.3%
Merchandise gross margin	535,028	466,203	68,825	14.8
Merchandise gross margin as a percentage of merchandise revenue	34.7%	35.2%	(0.5)%

Merchandise Gross Margins – Gross margins of our merchandising business increased $69 million, or 14.8%, to $535 million for the nine months ended September 2008.  Merchandise gross margins as a percentage of revenue of our merchandising business decreased to 34.7% for the nine months ended September 2008 from 35.2% for the nine months ended September 2007.  The decrease in merchandise gross margins for the nine months ended September 2008 compared to the nine months ended September 2007 is primarily attributable to lower initial margin, an increase in sales discounts and allowances, a decrease in our shipping margin, a shift in sales between channels, and an increase in hard goods sales with lower margins for the nine months ended September 2008 compared to the nine months ended September 2007.

Selling, Distribution, and Administrative Expenses

	Nine Months Ended
	September 2008	September 2007	Increase (Decrease)	% Change
	(Dollars in Thousands)

Selling, distribution, and administrative expenses	$610,263	$542,397	$67,866	12.5%
S,D&A expenses as a percentage of total revenue	36.5%	37.1%	(0.6)%

Retail store pre-opening costs	$6,991	$13,091	$(6,100)	(46.6)

Selling, distribution, and administrative expenses on a consolidated basis increased $68 million, or 12.5%, for the nine months ended September 2008 over the nine months ended September 2007.  The primary reason for the increase was the addition of eight new stores in 2007 and the two new stores in 2008, along with the addition of infrastructure necessary to support this store expansion.  The most significant factors contributing to the increase in selling, distribution, and administrative expenses, and the infrastructure expansion required to support the revenue growth in the first nine months of 2008 from our retail store expansion, included increases in:

•	employee compensation, benefits, training, and recruitment costs of $32 million;
•	contract labor, and facility and information system depreciation of $9 million;
•	advertising costs of $10 million; and
•	other retail store-related operating costs of $17 million.

Significant selling, distribution, and administrative expense increases and decreases related to specific business segments included the following:

Retail Business Segment:
•
Operating costs for new stores that were not open in the comparable period of 2007 of $67 million, including employee compensation and benefits costs of $36 million and $11 million in advertising and promotional expenses.

•	New store pre-opening costs of $7 million, a decrease of $6 million compared to the nine months ended September 2007.
•	A decrease in comparable store employee compensation and benefits of $8 million resulting from staffing changes and declining sales in comparable stores.
•	Depreciation on new stores not open in the comparable period of 2007 of $11 million.
•	Lower marketing fees of $2 million received from the Financial Services segment.

Direct Business Segment:
•	An increase in employee compensation and benefits of $1 million principally for positions added to support our Direct and multi-channel business.
•	A decrease in incidental information system costs of $1 million compared to the nine months ended September 2007 specifically related to our website.
•	Lower marketing fees of $6 million received from the Financial Services segment.

Financial Services:
•	A decrease in advertising and promotional costs of $2 million due to new marketing incentives received which were mostly offset by increases in new account acquisition costs.
•	A decrease of $8 million in the marketing fee paid by the Financial Services segment to the Retail segment ($2 million decrease) and the Direct business segment ($6 million decrease).

Corporate Overhead, Distribution Centers, and Other:
•	An increase in contract labor and employee compensation and benefits of $7 million from the expansion and improvement of our infrastructure to support our growth.
•	An increase of $2 million primarily related to settlement of certain claims and other business transactions.
•	A decrease in depreciation expense of $1 million primarily related to depreciation changes in estimated lives implemented in April 2008 on information system hardware and software.
•	A decrease of $3 million in equipment and software expenses and supply expenses.

Operating Income

Operating income was relatively flat for the nine months ended September 2008 compared to the nine months ended September 2007. Operating income as a percentage of revenue decreased to 3.4% for the nine months ended September 2008 compared to 3.9% for the nine months ended September 2007.

	Nine Months Ended
	September 2008	September 2007	Increase (Decrease)	% Change
	(Dollars in Thousands)

Total operating income	$56,783	$56,989	$(206)	(0.4)%

Total operating income as a percentage of total revenue	3.4%	3.9%	(0.5)%

Operating income by business segment:
Retail	$79,429	$66,403	$13,026	19.6
Direct	93,368	107,356	(13,988)	(13.0)
Financial Services	33,928	26,961	6,967	25.8

Operating income as a percentage of segment revenue:
Retail	9.3%	10.4%	(1.1)%
Direct	13.6	15.7	(2.1)
Financial Services	28.1	22.2	5.9

Interest (Expense) Income, Net

Interest expense, net of interest income, increased $10 million to $22 million for the nine months ended September 2008 compared to the nine months ended September 2007.  The net increase in interest expense was primarily due to additional debt incurred for financing our retail store expansion.  During the nine months ended September 2008, we capitalized interest totaling $1.5 million on qualifying fixed assets relating primarily to retail store construction compared to $3 million for the nine months ended September 2007.

Other Non-Operating Income, Net

Other income was $5 million for both the nine months ended September 2008 and 2007. This income is from the interest earned on our economic development bonds.  Also included in other income for the nine months ended September 2007 is the pre-tax gain of $1.2 million resulting from the sale of the assets of our hotel operation in Sidney, Nebraska.

Provision for Income Taxes

Our effective tax rate was 32.0% for the nine months ended September 2008 compared to 37.2% for the nine months ended September 2007.  The effective tax rate was lower for the nine months ended September 2008 compared to the 2007 period primarily due to the impact from a corporate restructure completed effective April 1, 2008, and the release of a valuation allowance relating to state net operating losses.

Bank Asset Quality

Overview

We securitize a majority of our credit card loans. On a quarterly basis, we transfer eligible credit card loans into a securitization trust.  We are required to own at least a minimum twenty day average of 5% of the interests in the securitization trust, which is our transferor's interest that totaled $122 million at the end of September 2008.  Accordingly, retained credit card loans have the same characteristics as credit card loans sold to outside investors.  Certain accounts are ineligible for securitization for reasons such as:  1) they are delinquent, 2) they originated from sources other than Cabela's CLUB Visa credit cards, or 3) various other requirements.  Loans ineligible for securitization totaled $11 million, $15 million, and $14 million at September 27, 2008, December 29, 2007, and September 29, 2007, respectively.

The quality of our managed credit card loan portfolio at any time reflects, among other factors:  1) the creditworthiness of cardholders, 2) general economic conditions, 3) the success of our account management and collection activities, and 4) the life-cycle stage of the portfolio.  During periods of economic weakness, delinquencies and net charge-offs are more likely to increase. We have mitigated periods of economic weakness by selecting a customer base that is very creditworthy.  The median FICO scores of our securitized loans were 787 in the third quarter of 2008 compared to 787 in 2007 and 785 in 2006. We believe that as our credit card accounts mature, they are less likely to result in a charge-off and less likely to be closed.

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

Number of days delinquent	September 2008	June 2008	September 2007

Greater than 30 days	1.35%	1.08%	0.99%
Greater than 60 days	0.76	0.66	0.58
Greater than 90 days	0.36	0.33	0.30

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

	Three Months Ended		Nine Months Ended
	September 2008	September 2007	September 2008	September 2007
	(Dollars in Thousands)
Charge-offs	$18,051	$10,964	$49,319	$29,396
Recoveries	(2,369)	(2,095)	(7,381)	(6,549)
Net charge-offs	$15,682	$8,869	$41,938	$22,847
Net charge-offs as a percentage of average managed credit card loans	2.91%	2.05%	2.74%	1.86%

Net charge-offs as a percentage of average managed credit card loans were 2.74% for the nine months ended September 2008, up 88 basis points compared to the nine months ended September 2007.  For the three months ended September 2008, net charge-offs as a percentage of average managed credit card loans increased to 2.91%, up 15 basis points compared to 2.76% for the quarter ended June 2008, and up 38 basis points and 53 basis points, respectively, compared to the first quarter of 2008 and to the fourth quarter of 2007, principally because of the challenging economic environment. We believe our charge-off levels remain well below industry average.  Management expects net charge-offs as a percentage of average managed credit card loans for full fiscal year 2008 to be in the range of 2.90% to 3.00% compared to 2.01% for fiscal year 2007.

Liquidity and Capital Resources

Overview

We believe that we will have sufficient capital available from cash on hand, our revolving credit facility, and other borrowing sources to fund our foreseeable cash requirements and near-term growth plans.  At the end of September 2008, December 2007, and September 2007, cash on a consolidated basis totaled $207 million, $131 million, and $103 million, respectively, of which $202 million, $123 million, and $79 million, respectively, related to cash at our Financial Services business segment, which is expected to be utilized by our Financial Services business segment to meet its liquidity requirements.  Our Financial Services business segment completed two securitizations totaling $400 million during the three months ended September 2008 and renewed a $350 million securitization on October 9, 2008.  We expect these additional liquidity sources and the certificates of deposit market to provide adequate liquidity to this segment through the second quarter of 2009.

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

Furthermore, poor performance of our securitized credit card loans, including increased delinquencies and credit losses, lower payment rates, or a decrease in excess spreads below certain thresholds, could result in a downgrade or withdrawal of the ratings on the outstanding securities issued in our securitization transactions, cause early amortization of these securities, or result in higher required credit enhancement levels.  On October 27, 2008, Moody's Investors Service announced that it has placed the ratings on 23 classes of asset-backed notes issued by our Financial Services business' securitization trust under review for possible downgrade.  If a downgrade occurs, the ability of our Financial Services business to complete other securitization transactions on acceptable terms or at all could be jeopardized, our liquidity would decrease, and our Financial Services business could be forced to rely on other potentially more expensive funding sources, to the extent available, which would decrease our profitability.

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

Financial Services Business Segment (World's Foremost Bank or "WFB") – The primary cash requirements of WFB relate to the financing of credit card loans.  WFB sources operating funds in the ordinary course of business through various financing activities, which includes funding obtained from securitization transactions, borrowing under its credit agreement or federal funds purchase agreements, accepting certificates of deposit, and generating cash from operations. WFB plans to fund more of its credit card portfolio through certificates of deposit primarily due to the higher borrowing costs in the securitization market.  We expect the funding strategy through certificates of deposit to continue until the securitization market returns to a more normalized level. WFB is prohibited by regulations from lending money to Cabela's or other affiliates. WFB is subject to capital requirements imposed by Nebraska banking law and the Visa membership rules, and its ability to pay dividends is also limited by Nebraska and Federal banking law.

The proposed amendments issued by the Financial Accounting Standards Board in September 2008, if adopted, could require us to consolidate the assets and liabilities of our bank subsidiary's securitization trusts.  This could cause us to breach certain financial covenants in our credit agreements and unsecured notes.  This could also have a significant effect on our financial condition and ability to meet the capital maintenance requirements of our bank subsidiary, as affected off-balance sheet loans would be recorded on our consolidated balance sheet and could be subject to regulatory capital requirements.  If the proposed amendments are adopted, we may have to contribute capital to our bank subsidiary, which may require us to raise additional debt or equity capital and/or divert capital from our Retail and Direct businesses, which in turn could significantly alter our growth initiatives.

Operating, Investing, and Financing Activities

The following table presents changes in our cash and cash equivalents for the nine months ended September:

	2008	2007
	(In Thousands)
Net cash used in operating activities	$(32,889)	$(157,737)

Net cash used in investing activities	(92,333)	(228,532)

Net cash provided by financing activities	201,322	316,480

2008 versus 2007

Operating Activities – Cash used in operating activities decreased $125 million for the nine months ended September 2008 compared to 2007. This net decrease in the use of cash comparing the respective periods was primarily due to a $140 million improvement between comparable periods related to inventories and an $85 million increase in cash related to WFB's securitization funding transactions.  WFB plans to utilize this cash to fund its credit card operations in addition to utilizing certificates of deposit until the securitization market returns to a more normalized level. The improvements in cash for operating activities were partially offset by a net reduction in accounts payable and accrued expenses of $87 million and a net decrease in income taxes of $21 million.

We have a receivable totaling $6 million as of September 27, 2008, related to insurance claims on damaged inventory and associated expenses due to a fire at one of our distribution centers.  The business interruption claim is in process.  We expect to settle these claims and receive funds in the fourth quarter of 2008.

We will incur a total cash outlay of approximately $19 million over four years (through 2010) based on our election in our 2007 federal income tax return to change our method of accounting for inventory from LIFO to FIFO for income tax purposes. At the end of September 2008, we owed approximately $12 million, which liability is included in our consolidated balance sheet.

Investing Activities – Cash used in investing activities decreased $136 million for the nine months ended September 2008 compared to 2007. This net decrease was primarily due to less expenditures related to the development and construction of the new retail stores opened in 2008 compared to 2007.  For the nine months ended September 2008, cash paid for property and equipment additions totaled $104 million compared to $260 million for the nine months ended September 2007.  We opened our Scarborough, Maine, store in May 2008, and our Rapid City, South Dakota, store in August 2008.  Retail stores currently scheduled to open in 2009 are East Rutherford, New Jersey, and Billings, Montana.  At September 27, 2008, we estimate remaining total capital expenditures, including the purchase of economic development bonds, to approximate $100 million relating to the development, construction, and completion of retail stores.  Certain contractual aspects of our retail store locations are in various stages of negotiations and are subject to customary conditions to closing.  Economic development bonds totaling $3 million related to our Mitchell, South Dakota, retail store were retired in June 2008 and bonds totaling $43 million related to our Wheeling, West Virginia, retail store and distribution center were retired in April 2007.  We purchased $10 million of economic development bonds during the nine months ended September 2007 and used $9 million in the September 2007 acquisition of S.I.R. Warehouse Sports in Winnipeg, Manitoba.

Financing Activities – Cash provided by financing activities decreased $115 million for the nine months ended September 2008 compared to 2007. This net decrease from financing activities comparing periods was due to a net decrease of $104 million in borrowings primarily on lines of credit for working capital and inventory financing and a net decrease in WFB's short-term borrowings of $94 million primarily from the repayment of a variable funding facility credit agreement. In addition, unpresented checks net of bank balance decreased $31 million due to timing of when checks cleared our financial institutions.  Partially offsetting these decreases was a net increase of $109 million in time deposits which WFB will utilize to help fund its credit card operations.

The following table highlights the borrowing activity of our merchandising business and WFB operations for the nine months ended September:

	2008	2007
	(In Thousands)

Borrowings on lines of credit and short-term debt, net of repayments	$144,625	$248,643
Changes in short-term borrowings of financial services subsidiary, net	(100,000)	(6,491)
Issuances of long-term debt, net of repayments	34,674	34,116
Total	$79,299	$276,268

The following table summarizes our availability under debt and credit facilities, excluding WFB's facilities, at the periods ended:

	September 27, 2008	September 29, 2007
	(In Thousands)

Amounts available for borrowing under credit facilities (1)	$445,000	$325,000
Principal amounts outstanding	(207,543)	(204,333)
Outstanding letters of credit and standby letters of credit	(26,709)	(99,165)

Remaining borrowing capacity (1)	$210,748	$21,502

(1)
Effective April 2, 2008, we increased our revolving credit facility by $105 million to $430 million, resulting in a total amount available for borrowing of $445 million, including the credit facility for our Canada operations.

In addition, WFB has total borrowing availability of $110 million under its transferor's interest credit agreement ($25 million) and agreements to borrow federal funds ($85 million). WFB entered into a credit agreement in 2007 for a variable funding facility secured by a participation interest in the bank's transferor's interest of the Cabela's Master Credit Card Trust.  In May 2008, this credit facility was modified to a $25 million commitment and was extended to May 28, 2009.  At the end of September 2008, the full $110 million of borrowing capacity was available to WFB.

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

Grants and Economic Development Bonds

Grants – We generally have received grant funding in exchange for commitments made by us to the state or local government providing the funding.  The commitments, such as assurance of agreed employment and wage levels at our retail stores or that the retail store will remain open, typically phase out over five to 10 years.  If we fail to maintain the commitments during the applicable period, the funds we received may have to be repaid or other adverse consequences may arise, which could affect our cash flows and profitability. As of September 27, 2008, December 29, 2007, and September 29, 2007, the total amount of grant funding subject to a specific contractual remedy was $5 million, $13 million and $13 million, respectively.

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

After purchasing the bonds, we typically record them on our consolidated balance sheet classified as "available for sale" and value them based upon management's projections of the amount of tax revenue expected to be generated to support principal and interest payments on the bonds.  Because of the unique features of each project, there is no independent market data for valuation of these types of bonds.  If sufficient tax revenue is not generated by the subject properties, we will not receive scheduled payments and will be unable to realize the full value of the bonds carried on our consolidated balance sheet.  Economic development bonds totaled $102 million, $98 million, and $79 million, respectively, as of September 27, 2008, December 29, 2007, and September 29, 2007.

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

The total amounts and maturities for our credit card securitizations are as follows:

Series	Type	Initial Amount	Interest Rate	Expected Final Maturity
(Dollars in Thousands)

Series 2004-I	Term	$75,000	Fixed	March 2009
Series 2004-II	Term	175,000	Floating	March 2009
Series 2005-I	Term	140,000	Fixed	October 2010
Series 2005-I	Term	110,000	Floating	October 2010
Series 2006-III	Term	250,000	Fixed	October 2011
Series 2006-III	Term	250,000	Floating	October 2011
Series 2008-I	Term	461,500	Fixed (1)	December 2010
Series 2008-I	Term	38,500	Floating	December 2010
Series 2008-IV	Term	122,500	Fixed	September 2011
Series 2008-IV	Term	77,500	Floating	September 2011
Total term		1,700,000

Series 2006-I	Variable Funding	350,000	Floating	October 2009
Series 2008-II	Variable Funding	300,000	Floating	June 2009
Series 2008-III	Variable Funding	200,000	Floating	July 2009
Total variable		850,000

Total available		$2,550,000

(1)	The trust entered into an interest rate swap agreement to convert the floating rate notes with a notional amount of $229.85 million into a fixed rate obligation.

We have been, and will continue to be, particularly reliant on funding from securitization transactions for our Financial Services segment. A failure to renew existing facilities or to add additional capacity on favorable terms as it becomes necessary could increase our financing costs and potentially limit our ability to grow our Financial Services business. Unfavorable conditions in the asset-backed securities markets generally, including the unavailability of commercial bank liquidity support or credit enhancements, such as financial guaranty insurance, could have a similar effect. Our Financial Services business segment completed two securitizations totaling $400 million during the three months ended September 2008, and renewed a $350 million securitization on October 9, 2008.  We expect these additional liquidity sources and the certificates of deposit market to provide adequate liquidity to this segment through the second quarter of 2009.

Furthermore, poor performance of our securitized credit card loans, including increased delinquencies and credit losses, lower payment rates, or a decrease in excess spreads below certain thresholds, could result in a downgrade or withdrawal of the ratings on the outstanding securities issued in our securitization transactions, cause early amortization of these securities, or result in higher required credit enhancement levels.  On October 27, 2008, Moody's Investors Service announced that it has placed the ratings on 23 classes of asset-backed notes issued by our Financial Services business' securitization trust under review for possible downgrade.  If a downgrade occurs, the ability of our Financial Services business to complete other securitization transactions on acceptable terms or at all could be jeopardized, our liquidity would decrease, and our Financial Services business could be forced to rely on other potentially more expensive funding sources, to the extent available, which would decrease our profitability.

Certificates of Deposit

WFB utilizes certificates of deposit to partially finance its operating activities.  WFB issues certificates of deposit in a minimum amount of one hundred thousand dollars in various maturities.   As of September 27, 2008, WFB had $265 million of certificates of deposit outstanding with maturities ranging from October 2008 to April 2016 and with a weighted average effective annual fixed rate of 4.69%. This outstanding balance compares to $161 million and $98 million at December 29, 2007, and September 29, 2007, respectively, with weighted average effective annual fixed rates of 5.01% and 5.05%, respectively.

Impact of Inflation

We do not believe that our operating results have been materially affected by inflation during the preceding three years. We cannot assure, however, that our operating results will not be adversely affected by inflation in the future.

Off-Balance Sheet Arrangements

Operating Leases - We lease various items of office equipment and buildings.  Rent expense for these operating leases is recorded in selling, distribution, and administrative expenses in the consolidated statements of income

Credit Card Limits - WFB bears off-balance sheet risk in the normal course of its business. One form of this risk is through the bank's commitment to extend credit to cardholders up to the maximum amount of their credit limits. The aggregate of such potential funding requirements totaled $13 billion above existing balances as of September 27, 2008. These funding obligations are not included on our consolidated balance sheet. While WFB has not experienced, and does not anticipate that it will experience, a significant draw down of unfunded credit lines by its cardholders, such an event would create a cash need at WFB which likely could not be met by our available cash and funding sources. We have the right to reduce or cancel these available lines of credit at any time.

Securitizations - All of WFB's securitization transactions have been accounted for as sales transactions and the credit card loans relating to those pools of assets are not reflected in our consolidated balance sheet.

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

Financial Services Interest Rate Risk

Interest rate risk refers to changes in earnings or the net present value of assets and off-balance sheet positions, less liabilities (termed "economic value of equity") due to interest rate changes. To the extent that interest income collected on managed credit card loans and interest expense do not respond equally to changes in interest rates, or that rates do not change uniformly, securitization earnings and economic value of equity could be affected. Our net interest income on managed credit card loans is affected primarily by changes in short term interest rate indices such as London Inter-Bank Offered Rate ("LIBOR") and the prime rate.  The variable rate credit card loans are indexed to the prime rate.  Securitization notes are indexed to LIBOR-based rates of interest and are periodically repriced.  Certificate of deposits are priced at the current prevailing market rate at the time of issuance. We manage and mitigate our interest rate sensitivity through several techniques, but primarily by modifying the contract terms with our cardholders, including interest rates charged, in response to changing market conditions. Additional techniques we use include managing the maturity, repricing, and distribution of assets and liabilities by issuing fixed rate securitization notes and by entering into interest rate swaps.

The table below shows the mix of our credit card account balances at the periods ended:

	September 27, 2008	December 29, 2007	September 29, 2007
As a percentage of total balances outstanding:
Balances carrying interest rate based upon the national prime lending rate	65.4%	61.1%	62.8%
Balances carrying an interest rate of 9.99%	2.2	3.1	2.7
Balances carrying an interest rate of 0.00%	0.4	0.3	--
Balances not carrying interest because their previous month's balance was paid in full	32.0	35.5	34.5
	100.0%	100.0%	100.0%

Charges on the credit cards issued by our Financial Services segment are priced at a margin over the defined national prime lending rate, subject to certain interest rate floors.  However, purchases of Cabela's merchandise, certain other charges, and balance transfer programs are financed at a fixed interest rate of 9.99%. Together, the balances on these credit cards represent 67.6% of total balances outstanding as of September 27, 2008, compared to 64.2% at the end of 2007.  No interest is charged if the account is paid in full within 20 days of the billing cycle, which represent 32.0% of total balances outstanding as of September 27, 2008. Credit card balances with a zero percentage interest rate have increased over prior years due to an increase in promotional merchandise offers.

Management has performed an interest rate gap analysis to measure the effects of the timing of the repricing of our interest sensitive assets and liabilities. Based on this analysis, we believe that if there had been an immediate 100 basis point, or 1.0%, increase in the market rates for which our assets and liabilities are indexed during the next twelve months, our projected operating results would not be materially affected.  Management also has performed a projected interest rate gap analysis for the same future twelve month period to measure the effects of a change in the spread between the prime interest rate and the LIBOR interest rate.  Based on this analysis, we believe that an immediate spread decrease of 50 basis points would cause a pre-tax decrease to income of $1 million, and an immediate spread increase of 50 basis points would cause a pre-tax increase to income of $2 million on our Financial Services segment over the next twelve months, which could have a material effect on our operating results.

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

Item 4.                                Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")), designed to ensure that information required to be disclosed in reports filed under the Exchange Act is recorded, processed, summarized, and reported within specified time periods. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

In connection with this quarterly report on Form 10-Q, our Chief Executive Officer and Chief Financial Officer evaluated, with the participation of our management, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on management's evaluation, our Chief Executive Officer and Chief Financial Officer each concluded that our disclosure controls and procedures were effective as of September 27, 2008.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended September 27, 2008, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 4T.                                Controls and Procedures

Not applicable.

.
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

Item 1A.                    Risk Factors.

There have been no material changes from the risk factors disclosed in the "Risk Factors" section of our Annual Report on Form 10-K for the fiscal year ended December 29, 2007, except as described in Part II, Item 1A, of our Quarterly Report on Form 10-Q for the fiscal quarter ended March 29, 2008, and except that the following new risk factors shall be added.

Difficult conditions in the economy generally may materially adversely affect our business and results of operations.

Our results of operations are materially affected by conditions in the economy generally.  Recently, concerns over the availability and cost of credit, a declining real estate market, inflation, energy costs, and geopolitical issues have contributed to diminished expectations for the economy going forward.  These factors, combined with declining business and consumer confidence and increased unemployment, have precipitated an economic slowdown and fears of a possible recession.  Factors such as consumer spending and the volatility and strength of the capital markets all affect the business and macroeconomic environment and, ultimately, the revenue and profitability of our business.  In an economic downturn characterized by higher unemployment, lower family income, and lower consumer spending, the demand for our products could be adversely affected.  This may materially affect our business and results of operations.

The volatility and disruption of the capital and credit markets as well as any downgrade of the ratings on the outstanding notes issued by our Financial Services business' securitization trust may negatively impact our ability to access financing.

While we intend to finance our growth initiatives and operations with existing cash, cash flow from operations, and borrowings under our existing unsecured credit facility, we may require additional financing to support our growth initiatives and operations.  However, due to the existing uncertainty in the capital and credit markets, our access to capital may not be available on terms acceptable to us or at all.  Further, the ability of our Financial Services business to engage in securitization transactions on favorable terms or at all could be adversely affected by further disruptions in the capital markets or other events, which could materially affect our business and cause our Financial Services business to lose an important source of capital.

In addition, on October 27, 2008, Moody's Investors Service announced that it has placed the ratings on 23 classes of asset-backed notes issued by our Financial Services business' securitization trust under review for possible downgrade.  If a downgrade occurs, the ability of our Financial Services business to complete other securitization transactions on acceptable terms or at all could be jeopardized, and our Financial Services business could be forced to rely on other potentially more expensive funding sources, to the extent available, which would decrease our profitability.

Proposed amendments to accounting standards could require us to consolidate previous and future securitization transactions, which could materially adversely affect our financial condition and cause us to reallocate capital from our Retail and Direct businesses to meet the capital needs of our Financial Services business.

The Financial Accounting Standards Board recently issued proposed amendments to Statement of Financial Accounting Standards No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities ("FAS 140").  Currently under FAS 140, the transfers of our bank subsidiary's credit card receivables in securitization transactions qualify for sale accounting treatment.  The trusts used in our bank subsidiary's securitizations are not consolidated with us for financial reporting purposes because the trusts are qualifying special purpose entities ("QSPE") under FAS 140.  Because the transfers qualify as sales and the trusts are not subject to consolidation, the assets and liabilities of the trusts are not reported on our consolidated balance sheet under generally accepted accounting principles.  Under the proposed amendments to FAS 140, the concept of a QSPE has been eliminated.  As proposed, the amendments would be effective for us at the beginning of our fiscal year 2010.  The proposed amendments, if adopted, could require us to consolidate the assets and liabilities of our bank subsidiary's securitization trusts.  This could cause us to breach certain financial covenants in our credit agreements and unsecured notes.  This could also have a significant effect on our financial condition and ability to meet the capital maintenance requirements of our bank subsidiary, as affected off-balance sheet loans would be recorded on our consolidated balance sheet and could be subject to regulatory capital requirements.  If the proposed amendments are adopted, we may have to contribute capital to our bank subsidiary, which may require us to raise additional debt or equity capital and/or divert capital from our Retail and Direct businesses, which in turn could significantly alter our growth initiatives.

Item 2.                      Unregistered Sales of Equity Securities and Use of Proceeds.

Not applicable.

Item 3.                      Defaults Upon Senior Securities.

Not applicable.

Item 4.                      Submission of Matters to a Vote of Security Holders.

Not applicable.

Item 5.                      Other Information.

Not applicable.

Item 6.                       Exhibits.

(a)	Exhibits.

Exhibit Number	Description

3	Amended and Restated Bylaws of Cabela's Incorporated (incorporated by reference from Exhibit 3 of the Company's Current Report on Form 8-K, filed on August 29, 2008, File No. 001-32227)

10	Third Amendment of the Cabela's Incorporated Third Amended and Restated Deferred Compensation Plan

31.1	Certification of CEO Pursuant to Rule 13a-14(a) under the Exchange Act

31.2	Certification of CFO Pursuant to Rule 13a-14(a) under the Exchange Act

32	Certifications Pursuant to 18 U.S.C. Section 1350

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CABELA'S INCORPORATED

Dated: November 4, 2008	By:	/s/ Dennis Highby
Dennis Highby
President and Chief Executive Officer

Dated: November 4, 2008	By:	/s/ Ralph W. Castner
Ralph W. Castner
Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description

3	Amended and Restated Bylaws of Cabela's Incorporated (incorporated by reference from Exhibit 3 of the Company's Current Report on Form 8-K, filed on August 29, 2008, File No. 001-32227)

10	Third Amendment of the Cabela's Incorporated Third Amended and Restated Deferred Compensation Plan

31.1	Certification of CEO Pursuant to Rule 13a-14(a) under the Exchange Act

31.2	Certification of CFO Pursuant to Rule 13a-14(a) under the Exchange Act

32	Certifications Pursuant to 18 U.S.C. Section 1350