Form 10-K
period 2008-12-27
CABELAS INC
filed 2009-02-26
CIK 1267130

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 27, 2008
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

     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☒

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for at least the past 90 days. Yes ☒ No ☐

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

     The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $436,990,580 as of June 27, 2008 (the last business day of the registrant’s most recently completed second fiscal quarter) based upon the closing price of the registrant’s Class A Common Stock on that date as reported on the New York Stock Exchange. For the purposes of this disclosure only, the registrant has assumed that its directors and executive officers and the beneficial owners of 5% or more of its voting common stock as of June 27, 2008, are affiliates of the registrant.

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

     Common stock, $0.01 par value: 66,923,128 shares as of February 18, 2009.

DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the registrant’s definitive Proxy Statement for the 2009 Annual Meeting of Shareholders are incorporated by reference into Part III of this Form 10-K to the extent stated herein.

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

  the level of discretionary consumer spending;
  the strength of the economy;
  changes in the capital and credit markets or the availability of capital and credit;
  our ability to comply with the financial covenants in our credit agreements;
  counterparty risk on our unsecured revolving credit facility;
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
  increased government regulation, including regulations relating to firearms and ammunition;
  inadequate protection of our intellectual property;
  our ability to protect our brand and reputation;
  changes in accounting rules applicable to securitization transactions;
  our ability to manage credit and liquidity risks;
  any downgrade of the ratings on the outstanding notes issued by our Financial Services business’ securitization trust;
  our ability to securitize our credit card receivables at acceptable rates or access the deposits market;
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

	CABELA’S INCORPORATED

	FORM 10-K
	FOR THE FISCAL YEAR ENDED DECEMBER 27, 2008

	TABLE OF CONTENTS

		Page
	PART I
Item 1.	Business	5
Item 1A.	Risk Factors	13
Item 1B.	Unresolved Staff Comments	27
Item 2.	Properties	27
Item 3.	Legal Proceedings	28
Item 4.	Submission of Matters to a Vote of Security Holders	28

	PART II
Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters
	and Issuer Purchases of Equity Securities	29
Item 6.	Selected Financial Data	31
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	32
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	62
Item 8.	Financial Statements and Supplementary Data	64
Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure	103
Item 9A.	Controls and Procedures	103
Item 9B.	Other Information	106

	PART III
Item 10.	Directors, Executive Officers and Corporate Governance	106
Item 11.	Executive Compensation	106
Item 12.	Security Ownership of Certain Beneficial Owners and Management
	and Related Stockholder Matters	106
Item 13.	Certain Relationships and Related Transactions, and Director Independence	106
Item 14.	Principal Accounting Fees and Services	106

	PART IV
Item 15.	Exhibits, Financial Statement Schedules	107

SIGNATURES		112

PART I

ITEM 1. BUSINESS

Overview

     We are a leading specialty retailer, and the world’s largest direct marketer, of hunting, fishing, camping, and related outdoor merchandise. Since our founding in 1961, Cabela's has grown to become one of the most well-known outdoor recreation brands in the world. We have long been recognized as the “World's Foremost Outfitter.” Through our growing number of retail stores, and our well-established direct business, we believe we offer the widest and most distinctive selection of high-quality outdoor products at competitive prices, while providing superior customer service. We also issue the Cabela's CLUB Visa® credit card, which serves as our primary customer loyalty rewards program. Refer to Note 23 entitled “Segment Reporting” to our consolidated financial statements and our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for additional financial information regarding our Retail and Direct businesses, as well as our Financial Services business.

     We were initially incorporated as a Nebraska corporation in 1965 and were reincorporated as a Delaware corporation in January 2004. In June 2004, we completed our initial public offering of common stock. Our common stock is listed on the New York Stock Exchange under the symbol “CAB.”

Retail Business

     We currently operate 29 retail stores, 28 in 20 states and one in Canada. We opened two retail stores in 2008, increasing our total retail square footage by 5%. Retail store total square footage was 4.3 million square feet at the end of 2008. The two retail stores opened in 2008 were in Scarborough, Maine, and Rapid City, South Dakota. Our Retail store business operations generated revenue of $1.3 billion in 2008, representing 54.0% of our total revenue from our Retail and Direct businesses.

     Customer Service Enhancements. In 2008, we completed implementation of customer service enhancements directed at increasing sales and customer satisfaction in our retail stores. These enhancements included: 1) in-store pickup for Internet website orders, 2) installation of Internet kiosks, and 3) the installation of catalog order desks. We continue to advance our efforts for offering customers integrated opportunities to access and use our retail store, catalog, and Internet channels. Our in-store pick-up program allows customers to order products through our catalogs and Internet site and have them delivered to the retail store of their choice without incurring shipping costs, increasing foot traffic in our stores. Conversely, our expanding retail stores introduce customers to our Internet and catalog channels. Our multi-channel model employs the same merchandising team, distribution centers, customer database, and infrastructure, which we intend to further leverage by building on the strengths of each channel.

     Store Format and Atmosphere. Our retail store concept is designed to appeal to the entire family and draw customers from a broad geographic and demographic range. Our retail stores range in size from 35,000 to 246,000 square feet and our large-format retail stores are 150,000 square feet or larger. Our large-format retail stores have been recognized in some states as one of the top tourist attractions, often attracting the construction and development of hotels, restaurants, and other retail establishments in areas adjacent to these stores. Our next generation store format, with more standardized store sizes, will expedite store development time and allow us to pursue the best retail locations.

     Retail Store Expansion Strategy. Enhancing our retail store efficiencies and taking the necessary steps to improve our financial performance is a high priority in our strategic planning. As such, we continually review our previously announced stores to reconfirm our expectations based on what we have learned over the past year. Based on these ongoing reviews, we now expect to open one retail store in 2009 – in Billings, Montana, which is expected to open in the second quarter of 2009. We expect to fund our 2009 expansion from operating cash flows. Our next generation store format is intended to improve our return on invested capital and will better serve our customers. Our acquisition in 2007 of S.I.R. Warehouse Sports in Winnipeg, Manitoba, will serve as our platform for planned expansion into Canada.

     Store Locations and Ownership. We currently own 24 of our 29 retail stores. However, in connection with some of the economic development packages received from state or local governments where our stores are located, we have entered into agreements granting ownership of the taxidermy, diorama, or other portions of our stores to these state and local governments. Refer to Item 2 –“Properties” for the locations of our stores.

Direct Business

     Our Direct business uses catalogs and the Internet as marketing tools to generate sales orders via the Internet, telephone, and mail. Our Direct business generated revenue of $1.1 billion in 2008, representing 46.0% of our total revenue from our Retail and Direct businesses.

     Catalog Distributions. We have been marketing our products through our print catalog distributions to our customers and potential customers for over 47 years. We believe that our catalog distributions have been one of the primary drivers of the growth of our brand and serve as an important marketing tool for our Retail business. In 2008, we mailed more than 133 million catalogs to all 50 states and to more than 190 countries. Our master catalogs offer a broad range of products while our specialty catalogs offer products focused on one outdoor activity, such as fly fishing, archery, or waterfowl, or one product category, such as women’s clothing.

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

     Direct Business Marketing. We use our customer database to ensure that customers receive catalogs matching their merchandise preferences, to identify new customers, and to cross-sell merchandise to existing customers. The costs of providing our catalogs continue to increase as postage and printing prices increase. We utilize our marketing knowledge base to determine optimal circulation strategies to control our catalog costs while continuing to grow our business. We also market our products through our website. This cost-effective medium is designed to offer a convenient, highly visual, user-friendly, and secure online shopping option for new and existing customers. In addition to the ability to order the same products available in our catalogs, our website gives customers the ability to review product information, purchase gift certificates, research general information on the outdoor lifestyle and outdoor activities, purchase rare and highly specialized merchandise, and choose from other services we provide. The number of visits to our website increased 32.0% in 2008 compared to 2007. Our website was the most visited sports and fitness website in 2008 according to Hitwise, Incorporated, an online measurement company.

     Direct Business Acquisitions. In prior years, we acquired selected other businesses that comprise a portion of our Direct business, which we believe are an extension of our core competencies. These businesses include Van Dyke's Restorers, offering home restoration products; Van Dyke's Taxidermy, offering taxidermy supplies; Antique Home and Hardware, offering home decorating items; and Wild Wings, offering wildlife prints and other collectibles.

Financial Services Business

     Through our wholly-owned subsidiary, World's Foremost Bank, we issue and manage the Cabela's CLUB Visa card and related customer loyalty rewards program. We believe the Cabela's CLUB Visa card loyalty rewards program is an effective vehicle for strengthening our relationships with our customers, enhancing our brand name, and increasing our merchandise revenue. The primary purpose of our Financial Services business is to provide our merchandise customers with a rewards program that will enhance revenue, profitability, and customer loyalty in our Retail and Direct businesses.

     Our bank subsidiary is an FDIC-insured, special purpose, Nebraska state-chartered bank. Our bank’s charter is limited to issuing credit cards and selling brokered certificates of deposit of $100,000 or more and it does not accept demand deposits or make non-credit card loans. During 2008, we had an average of 1,140,834 active credit card accounts with an average balance of $1,828 compared to an average of 987,411 active credit card accounts with an average balance of $1,712 during 2007.

     Cabela’s CLUB Visa Card Loyalty Program. The Cabela's CLUB Visa card loyalty program is a rewards-based credit card program, which we believe has increased brand loyalty among our customers and has helped reduce customer attrition in our merchandising businesses. Our rewards program is a simple loyalty program that allows customers to earn points whenever and wherever they use their credit card and then redeem earned points for products and services at our retail stores or through our Direct business. Our rewards program is integrated into our store point of sale system which adds to the convenience of the rewards program as our employees can inform customers of their number of accumulated points when making purchases at our stores. The percentage of our merchandise sales that were made on the Cabela’s CLUB card was 27.5% for 2008 compared to 26.3% for 2007.

     Financial Services Marketing. We adhere to a low cost, efficient, and tailored credit card marketing program that leverages the Cabela's brand name. We market the Cabela's CLUB Visa card through a number of channels, including retail stores, inbound telemarketing, catalogs, and the Internet. Customer service representatives at our customer care centers offer the Cabela's CLUB Visa card to qualifying customers. This card is marketed throughout our catalogs and our Internet site. Our customers can apply for the Cabela’s CLUB Visa card at our retail stores and website through our instant credit process and, if approved, receive reward points available for use on merchandise purchases the same day. When a customer’s application is approved through the retail store instant credit process, the customer’s new credit card is produced and given to the customer immediately thereafter. Maintaining the growth of our credit card program, while continuing to underwrite high-quality customers, is key to the successful performance of our Financial Services business. Our Financial Services growth is dependent, in part, on the success of our Retail and Direct businesses to generate additional sales and to attract additional Financial Services customers.

     Underwriting and Credit Criteria. We underwrite high-quality credit customers and have historically maintained attractive credit statistics compared to industry averages. We adhere to strict credit policies and target high credit quality obligors. The scores of Fair Isaac Corporation (“FICO”) are a widely-used tool for assessing a person's credit rating. Our cardholders had a median FICO score of 786 at the end of 2008 and 2007. We believe the median FICO scores of our cardholders are well above the industry average. Our charge-offs as a percentage of total outstanding balances were 2.95% in 2008, which we believe is well below the 2008 industry average. We believe that our increase in net charge-offs in 2008 compared to 2007 was lower than industry averages.

     The table below presents data on our credit card portfolio's performance comparing the last three years and illustrates the high credit quality of our managed credit card portfolio.

As a Percentage of Managed Loans:	2008	2007	2006
Delinquencies greater than 30 days	1.68%	0.97%	0.75%
Gross charge-offs	3.40	2.53	2.29
Net charge-offs	2.95	2.01	1.86

Products and Merchandising

     We offer our customers a comprehensive selection of high-quality, competitively priced, national and regional brand products, including our own Cabela's brand. Our product offering includes merchandise and equipment for hunting, fishing, marine use, and camping, along with casual and outdoor apparel and footwear, optics, vehicle accessories, taxidermy products, gifts and home furnishings with an outdoor theme, and furniture restoration related merchandise.

     At the end of 2008, we had 48 different product categories that we classify into five general categories which are summarized below. The following chart sets forth the percentage of revenue contributed by each of the five product categories for our Retail and Direct businesses and in total for the last three years.

	Retail			Direct			Total
Product Category	2008	2007	2006	2008	2007	2006	2008	2007	2006
Hunting Equipment	41.6%	38.7%	35.6%	27.3%	26.6%	27.1%	35.2%	32.6%	30.7%
Fishing and Marine	15.3	15.6	16.7	11.0	12.3	12.5	13.4	14.0	14.3
Camping	12.9	12.9	12.1	16.2	15.4	14.8	14.3	14.1	13.7
Clothing and Footwear	25.2	27.0	29.1	35.9	36.3	36.7	30.0	31.7	33.5
Gifts and Furnishings	5.0	5.8	6.5	9.6	9.4	8.9	7.1	7.6	7.8
Total	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

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

     Camping gear and equipment. We provide a diverse selection of camping gear and equipment for various experience levels of outdoor enthusiasts. This product category includes a full range of equipment and accessories supporting all outdoor activities, including food preparation, outdoor cooking, travel, and outdoor living. In addition, we include all-terrain vehicles (“ATVs”), as well as accessories for automobiles and ATVs, in this category.

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

     Cabela’s branded products. In addition to national brands, we offer our exclusive Cabela's branded merchandise. We have a significant penetration of Cabela’s branded merchandise in casual apparel and footwear as well as in selected hard goods categories such as camping, fishing, and optics. Where possible, we seek to protect our Cabela’s branded products by applying for trademark or patent protection for these products. Our Cabela’s branded products typically generate higher gross profit margins compared to our other branded products. In 2008, our Cabela’s branded merchandise accounted for approximately one-third of our merchandise revenue. By having an appropriate mix of Cabela’s branded and other branded merchandise, we strive to meet the expectations and needs of our customers and expand the recognition of the Cabela’s brand.

Marketing

     We seek to increase the amount each customer spends on our merchandise through enhanced customer targeting, continued introduction of new catalog titles, and the development and marketing of new products. We have taken advantage of web-based technologies such as targeted promotional e-mails, on-line shopping engines, and Internet affiliate programs to increase sales. We also are improving our customer relationship management system, which we expect will allow us to better manage our customer relationships and more effectively tailor our marketing programs. We will continue to use our expanding Retail business to capture additional customer purchase history and information.

     Our marketing strategy focuses on using our multi-channel model to build the strength and recognition of our brand by communicating our wide and distinctive offering of quality products to our customers, and potential customers, in a cost effective manner. Our largest marketing effort consists of distributing over 133 million catalogs annually in order to attract customers to our Retail and Direct businesses. We have also established our website to market our products to customers and potential customers who shop via the Internet. We use both our catalogs and our website to cross-market at our retail stores. Our marketing strategy is designed to convey our outdoor lifestyle image, enhance our brand, and emphasize our position in our target markets.

     In addition to the use of our catalogs and our website, we use a combination of promotional events, traditional advertising, and media programs as marketing tools. We engage in certain promotional activities as well as sponsor sportsmen and women advocacy groups and wildlife conservation organizations, including U.S. Sportsmen’s Alliance, National Rifle Association, National Wild Turkey Federation, Women in the Outdoors, Rocky Mountain Elk Foundation, Whitetails Unlimited, Pheasants Forever, Ducks Unlimited, Delta Waterfowl, Trout Unlimited, and Safari Club International, as well as regional and local events and organizations. We also provide sponsorship of fishing tournaments and other related activities.

     In addition, we have historically received extensive free publicity from the unique Cabela’s shopping experience when we open a store. As we enter more metropolitan markets, where the opening of a Cabela’s store may not be major news, we will need to supplement this free publicity with additional advertising to increase consumer awareness of new store openings.

Competition

     We compete in a number of large, highly fragmented, and intensely competitive markets, including the outdoor recreation, and casual apparel and footwear markets. The outdoor recreation market is comprised of several categories including hunting, fishing, camping, and wildlife watching, and we believe it crosses over a wide range of geographic and demographic segments.

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

Customer Service

     Since our founding in 1961, we have been deeply committed to serving our customers by selling high-quality products through sales associates who deliver excellent customer service and in-depth product knowledge. We strive to provide superior customer service at the time of sale and after the sale through our 100-percent money-back guarantee. Our customers can always access well-trained, knowledgeable associates to answer their product use and merchandise selection questions. In 2008, we completed the implementation of customer service enhancements directed, in part, at increasing customer satisfaction. These enhancements continue our efforts to offer customers integrated opportunities to access and use our retail store, catalog, and Internet channels. For example, our in-store pick-up program allows customers to order products through our catalogs and Internet site and have them delivered to the retail store of their choice without incurring shipping costs, increasing foot traffic in our stores. Conversely, our expanding retail stores introduce customers to our Internet and catalog channels. We believe that our ability to establish and maintain long-term relationships with our customers and encourage repeat visits and purchases is due, in part, to the strength of our customer support and service operations.

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

Management Information Systems

     Our management information and operational systems manage our Retail, Direct, and Financial Services businesses. These systems are designed to process customer orders, track customer data and demographics, order, monitor, and maintain sufficient amounts of inventory, facilitate vendor transactions, and provide financial reporting. We continually evaluate, modify, and update our information technology systems supporting the supply chain, including our design, sourcing, merchandise planning, forecasting and purchase order, inventory, distribution, transportation, and price management systems. We continue to make modifications to our technology that will involve updating or replacing certain systems with successor systems, including improvements to our systems for multi-channel tracking and processing of inventory, and improvements to our customer relationship management system.

Employees

     At the end of 2008, we employed 14,700 employees - 7,300 of whom were employed full time. We use part-time and temporary workers to supplement our labor force at peak times during our third and fourth quarters. None of our employees are represented by a labor union or are party to a collective bargaining agreement. We have not experienced any work stoppages and consider our relationship with our employees to be good.

Seasonality

     We experience seasonal fluctuations in our revenue and operating results. Due to buying patterns around the holidays and the opening of hunting seasons, our merchandise revenue is traditionally higher in the third and fourth quarters than in the first and second quarters, and we typically earn a disproportionate share of our operating income in the fourth quarter. Because of our retail store expansion, and fixed costs associated with retail stores, our quarterly operating income may be further impacted by these seasonal fluctuations. We anticipate our sales will continue to be seasonal in nature. Refer to Note 25 to our consolidated financial statements for quarterly results of operations for 2008 and 2007.

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

     Our bank subsidiary does not qualify as a "bank" under the Bank Holding Company Act of 1956, as amended, (“BHCA”), because it is in compliance with a credit card bank exemption from the BHCA. If it failed to meet the credit card bank exemption criteria, its status as an insured depository institution would make us subject to the provisions of the BHCA, including restrictions as to the types of business activities in which a bank holding company and its affiliates may engage. We could be required to either divest our bank subsidiary or divest or cease any activities not permissible for a bank holding company and its affiliates, including our Retail and Direct businesses. While the consequences of being subject to regulation under the BHCA would be severe, we believe that the risk of being subject to the BHCA is minimal as a result of the precautions we have taken in structuring our business.

     There are various federal and Nebraska laws and regulations relating to minimum regulatory capital requirements and requirements concerning the payment of dividends from net profits or surplus, restrictions governing transactions between an insured depository institution and its affiliates, and general federal and Nebraska regulatory oversight to prevent unsafe or unsound practices. At the end of 2008, our bank subsidiary met the requirements for a "well capitalized" institution, the highest of the Federal Deposit Insurance Corporation Improvement Act’s five capital ratio levels. A "well capitalized" classification should not necessarily be viewed as describing the condition or future prospects of a depository institution, including our bank subsidiary.

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

     Taxation Applicable to Us. We pay applicable corporate income, franchise, and other taxes to states in which our retail stores are physically located. As we open more retail stores, we will be subject to tax in an increasing number of state and local taxing jurisdictions. Upon entering a new state, we historically applied for a private letter ruling from the state's revenue department stating which types of taxes our Retail and Direct businesses would be required to collect and pay in such state, and we accrued and remitted the applicable taxes based upon the private letter ruling. Although we believe we properly accrued for these taxes based on our interpretation of the tax code and prior private letter rulings, state taxing authorities may challenge our interpretation or attempt to revoke their prior private letter rulings. If state taxing authorities are successful, additional taxes, interest, and related penalties may be assessed. See “Risk Factors - Our historic sales tax collection policy for our Direct business may subject us to liabilities for unpaid sales taxes on past Direct business sales” and “-The customer service enhancements we implemented at our retail stores caused our Direct business to establish nexus in the states where our retail stores are located, which caused our Direct business to pay additional income and sales taxes and may have an adverse effect on the profitability and cash flows of our Direct business.”

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

Intellectual Property

     Cabela's®, Cabela's CLUB®, Cabelas.com®, World's Foremost Outfitter®, World's Foremost Bank®, Bargain Cave®, Van Dyke's®, Wild Wings® and Herters® are among our registered service marks or trademarks with the United States Patent and Trademark Office. We have numerous pending applications for trademarks. In addition, we own several other registered and unregistered trademarks and service marks involving advertising slogans and other names and phrases used in our business. We own certain patents associated with various products. We also own trade secrets, domain names, and copyrights, which have been registered for each of our catalogs.

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
  adverse legislation relating to sales of firearms and ammunition;
  increases in taxation;
  adverse fluctuations of foreign currencies;
  adverse unemployment trends;
  adverse conditions in the mortgage and housing markets; and
  other factors that adversely influence consumer confidence and spending.

     Our customers' purchases of discretionary items, including our products, could decline during periods when disposable income is lower or periods of actual or perceived unfavorable economic conditions. If this occurs, our revenue would decline.

     Difficult conditions in the economy generally may materially adversely affect our business and results of operations.

     Our results of operations are materially affected by conditions in the economy generally. Volatile oil prices, falling equity and real estate values, the limited availability and high cost of credit, risks of increased inflation and deflation, declining business and consumer confidence, and increased unemployment have created fears of a severe recession. Factors such as consumer spending and the volatility and strength of the capital markets all affect the business and macroeconomic environment and, ultimately, the revenue and profitability of our business. In a recession characterized by higher unemployment, lower family income, and lower consumer spending, the demand for our products could be adversely affected. This may materially affect our business and results of operations.

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

     If we are unable to comply with the terms of our credit arrangements, especially the financial covenants, our unsecured revolving credit facility could be terminated and our unsecured senior notes could become due and payable. Additionally, we are subject to counterparty risk on our unsecured revolving credit facility.

     Our $430 million unsecured revolving credit facility and unsecured senior notes contain certain financial covenants, including the maintenance of minimum debt coverage, a fixed-charge coverage ratio, a cash flow leverage ratio, and a minimum tangible net worth standard. We may not be able to satisfy these ratios, especially if our operating results deteriorate as a result of, but not limited to, adverse current economic conditions, the deepening of the recession, or the impact of other risk factors that may have a negative impact on our business and results of operations. A breach of any financial covenant or our inability to comply with the required financial ratios could result in a default under our unsecured revolving credit facility and unsecured senior notes, and we can provide no assurance that we would be able to obtain the necessary waivers or amendments from our lenders to remedy a default. In the event of any default that is not waived, the lenders under our unsecured revolving credit facility are not required to lend any additional amounts or issue letters of credit and could require us to apply all of our available cash to collateralize any outstanding letters of credit and declare any outstanding borrowings, together with accrued interest and other fees, to be immediately due and payable. In addition, the holders of our unsecured senior notes could declare all outstanding amounts, together with accrued interest and other fees, to be immediately due and payable.

     In addition, recent and unprecedented distress in the worldwide credit markets has had an adverse impact on the availability of credit. Although our $430 million unsecured revolving credit facility does not expire until June 2012, continued market deterioration could jeopardize the counterparty obligations of one or more of the banks participating in our facility, which could have an adverse effect on our business if we are not able to replace such credit facility or find other sources of liquidity on acceptable terms.

     We may not be able to raise additional capital or obtain additional financing if needed.

     The recent downturn in the equity and debt markets, the tightening of the credit markets, and the worldwide recession could make it more difficult for us to raise additional capital or obtain additional financing. We cannot be certain that additional funds will be available if needed and to the extent required or, if available, on acceptable terms. If we cannot raise necessary additional funds on acceptable terms, there could be a material adverse impact on our business and results of operations. We also may not be able to fund expansion, take advantage of future opportunities, meet our existing debt obligations, or respond to competitive pressures or unanticipated requirements.

     Our comparable store sales will fluctuate and may not be a meaningful indicator of future performance.

     Changes in our comparable store sales results could affect the price of our common stock. A number of factors have historically affected, and will continue to affect, our comparable store sales results, including:

  competition;
  new store openings;
  general regional and national economic conditions;
  actions taken by our competitors;
  consumer trends and preferences;
  new product introductions and changes in our product mix;
  timing and effectiveness of promotional events; and
  weather conditions.

     We cannot assure you that our comparable store sales will not continue to decrease. Our comparable store sales may vary from quarter to quarter, and an unanticipated decline in revenues or comparable store sales may cause the price of our common stock to fluctuate significantly.

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

     We continue to seek additional locations to open new retail stores. Our ability to open new retail stores in a timely manner and operate them profitably depends on a number of factors, many of which are beyond our control, including:

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
  our ability to negotiate favorable lease agreements;
  our ability to properly assess the implications of economic development packages and customer density to project the profitability of potential new retail store locations;
  the availability of financing on favorable terms;
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
  our competitors building or leasing stores near our retail stores or in locations we have identified as targets for a new retail store; and
  general economic and business conditions affecting consumer confidence and spending and the overall strength of our business.

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

     The slower pace of our retail store expansion may negatively impact our revenue growth and profitability.

     The opening of new retail stores has contributed significantly to the recent growth of our merchandising revenue. As part of our efforts to improve retail operations, and in light of the challenging macroeconomic environment facing retailers, we made the strategic decision to slow the pace of our retail store expansion. We opened eight new retail stores in 2007, two new retail stores in 2008, and currently plan to open one new retail store in 2009. The slower pace of our retail store expansion may negatively impact our revenue growth and profitability.

     Retail store expansion could adversely affect the operating results of our Retail business and reduce the revenue of our Direct business.

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

     During 2008, our Direct business accounted for 46.0% of the total revenue in our Retail and Direct businesses. Our Direct business is subject to a number of risks and uncertainties, some of which are beyond our control, including the following:

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

     Any disruption in these services could have a negative impact on our ability to market and sell our products, and serve our customers. Our ten largest trade vendors collectively represented approximately 13% of our total merchandise purchases in 2008. If we are unable to acquire suitable merchandise or lose one or more key vendors, we may not be able to offer products that are important to our merchandise assortment. We also are subject to risks, such as the unavailability of raw materials, labor disputes, union organizing activity, strikes, inclement weather, natural disasters, war and terrorism, and adverse general economic and political conditions that might limit our vendors' ability to provide us with quality merchandise on a timely basis. We have no contractual arrangements providing for continued supply from our key vendors and our vendors may discontinue selling to us at any time. We may not be able to develop relationships with new vendors, and products from alternative sources, if any, may be of a lesser quality and more expensive than those we currently purchase. Any delay or failure in offering products to our customers could have an adverse impact on our revenue and profitability. In addition, if the cost of fuel rises, the cost to deliver merchandise to the customers of our Direct business and from our distribution centers to our retail stores may rise which could have an adverse impact on our profitability.

     Political and economic uncertainty and unrest in foreign countries where our merchandise vendors are located and trade restrictions upon imports from these foreign countries could adversely affect our ability to source merchandise and operating results.

     In 2008, approximately 15% of our merchandise was imported directly from vendors located in foreign countries, with approximately 88% of our imported merchandise being obtained directly from vendors located in China, Hong Kong, South Korea, and Taiwan. In addition, we believe that a significant portion of our other vendors obtain their products from foreign countries that may also be subject to political and economic uncertainty. We are subject to risks and uncertainties associated with changing economic and political conditions in foreign countries where our vendors are located, such as:

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

     In addition, trade restrictions, including increased tariffs or quotas, embargoes, safeguards, and customs restrictions against apparel items, as well as United States or foreign labor strikes, work stoppages, or boycotts could increase the cost or reduce the supply of merchandise available to us or may require us to modify our current business practices, any of which could hurt our profitability.

     Due to the seasonality of our business, our annual operating results would be adversely affected if our revenue during the fourth quarter was substantially below expectations.

     We experience seasonal fluctuations in our revenue and operating results. Historically, we have realized a significant portion of our revenue and earnings for the year in the fourth quarter. In 2008, we generated 34.5% of our revenue, and 64.7% of our net income, in the fourth quarter. We incur significant additional expenses in the fourth quarter due to higher customer purchase volumes and increased staffing. If we miscalculate the demand for our products generally or for our product mix during the fourth quarter, our revenue could decline, which would harm our financial performance. In addition, abnormally warm weather conditions during the fourth quarter can reduce sales of many of the products normally sold during this time period and inclement weather can reduce store traffic or cause us to temporarily close stores causing a reduction in revenue. Because a substantial portion of our operating income is derived from our fourth quarter revenue, a shortfall in expected fourth quarter revenue would cause our annual operating results to suffer significantly.

     If we lose key management or are unable to attract and retain the talent required for our business, our operating results could suffer.

     Our future success depends to a significant degree on the skills, experience, and efforts of our senior executive management and merchandising teams. With the exception of our Chairman, Richard N. Cabela, and our Vice Chairman, James W. Cabela, none of our senior management or directors has employment agreements other than our Management Change of Control Severance Agreements. We do not carry key-man life insurance on any of our executives or key management personnel. In addition, our corporate headquarters is located in a sparsely populated rural area which may make it difficult to attract and retain qualified individuals for key management positions. The loss of the services of any of these individuals or the inability to attract and retain qualified individuals for our key management positions could cause our operating results to suffer.

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

     Many states have attempted to require that out-of-state direct marketers, whose only contacts with the state are solicitations and delivery to their residents of products purchased through the mail or the Internet, collect sales taxes on the sale of these products. In addition, a private litigant, purportedly on behalf of various states, has initiated litigation against several out-of-state direct marketers alleging that the failure to collect and remit sales tax violates various state false claims laws. The U.S. Supreme Court has held that states, absent congressional legislation, may not impose tax collection obligations on out-of-state direct marketers unless the out-of-state direct marketer has nexus with the state. Nexus generally is created by the physical presence of the direct marketer, its agents, or its property within the state. Our sales tax collection policy for our Direct business is to collect and remit sales tax in states where our Direct business has established nexus. Prior to the opening of a retail store, we historically sought a private letter ruling from the state in which the store would be located as to whether our Direct business would have nexus with that state as a result of the store opening. Some states have enacted legislation that requires sales tax collection by direct marketers with no physical presence in that state. In some instances, the legislation assumes nexus exists because of the physical presence of an affiliated entity engaged in the same line of business. During the first quarter of 2008, we received an assessment for unpaid sales taxes on prior Direct business sales from a state with such legislation. It is also possible that we may receive future assessments from other states for unpaid sales taxes on prior Direct business sales. We presently intend to vigorously contest the assessment and any future sales tax assessments, but we may not prevail. If we do not prevail with respect to any assessment, we could be held liable for sales taxes on prior Direct business sales, which could be substantial.

     We must successfully order and manage our inventory to reflect customer demand and anticipate changing consumer preferences and buying trends or our revenue and profitability will be adversely affected.

     Our success depends upon our ability to successfully manage our inventory and to anticipate and respond to merchandise trends and customer demands in a timely manner. We cannot predict consumer preferences with certainty and they may change over time. We usually must order merchandise well in advance of the applicable selling season. The extended lead times for many of our purchases may make it difficult for us to respond rapidly to new or changing product trends or changes in prices. If we misjudge either the market for our merchandise or our customers' purchasing habits, our revenue may decline significantly and we may not have sufficient quantities of merchandise to satisfy customer demand or we may be required to mark down excess inventory, either of which would result in lower profit margins. In addition, as we implement our retail store expansion strategy, we will need to construct additional distribution centers or expand the size of our existing distribution centers to support our growing number of retail stores. If we are unable to find suitable locations for new distribution centers or to timely integrate new or expanded distribution centers into our inventory control process, we may not be able to deliver inventory to our retail stores in a timely manner, which could have an adverse effect on the revenue and cash flows of our Retail business.

     A natural disaster or other disruption at our distribution centers or return facility could cause us to lose merchandise and be unable to effectively deliver to our direct customers and retail stores.

     We currently rely on distribution centers in Sidney, Nebraska; Prairie du Chien, Wisconsin; and Wheeling, West Virginia, to handle our distribution needs. We operate a return center in Oshkosh, Nebraska; and our Wheeling, West Virginia, distribution center also processes returns. Any natural disaster or other serious disruption to these centers due to fire, tornado, or any other calamity could damage a significant portion of our inventory and materially impair our ability to adequately stock our retail stores, deliver merchandise to customers, and process returns to vendors and could result in lost revenue, increased costs, and reduced profits.

     Our failure to obtain or negotiate economic development packages with local and state governments could cause us to significantly alter our retail store strategy or format and/or delay the construction of one or more of our retail stores and could adversely affect our revenue, cash flows, and profitability.

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

     The economic development packages which we have received in connection with the construction of our current stores have, in some instances, contained forfeiture provisions and other remedies in the event we do not fully comply with the terms of the economic development agreements. Among the terms which could trigger these remedies are the failure to maintain certain employment and wage levels, failure to timely open and operate a retail store, and failure to develop property adjacent to a retail store. At the end of 2008, the total amount of grant funding subject to repayment pursuant to a specific contractual remedy was approximately $11 million. Other remedies that have been included in some economic development agreements are loss of priority to tax payments supporting the repayment of bonds held by us. Where specific remedies are not set forth, the local governments would be entitled to pursue general contract remedies. A default by us under these economic development agreements could have an adverse effect on our cash flows and profitability.

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
  laws and regulations relating to the collecting and sharing of non-public customer information; and
  United States customs laws and regulations pertaining to proper item classification, quotas, payment of duties and tariffs, and maintenance of documentation and internal control programs which relate to importing taxidermy which we display in our retail stores.

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

     Our Financial Services business requires a significant amount of cash to operate. These cash requirements will increase if our credit card originations increase or if our cardholders' balances or spending increase. Historically, we have relied upon external financing sources to fund these operations, and we intend to continue to access external sources to fund our growth. A number of factors such as our financial results, changes within our organization, disruptions in the capital markets, increased competition in the deposit markets, our corporate and regulatory structure, interest rate fluctuations, general economic conditions, possible negative credit ratings affecting our asset-backed securities, and accounting and regulatory changes and relations could make such financing more difficult or impossible to obtain or more expensive.

     We have been particularly reliant on funding from securitization transactions for our Financial Services business. Securitization funding sources include both commercial paper conduit facilities and fixed and floating rate term securitizations. A failure to renew these facilities, to resecuritize the term securitizations as they mature, or to add additional term securitizations and commercial paper conduits on favorable terms as it becomes necessary could increase our financing costs and potentially limit our ability to grow our Financial Services business.

     Furthermore, even if we are able to securitize our credit card loans consistent with past practice, poor performance of our securitized loans, including increased delinquencies and credit losses, lower payment rates, or a decrease in excess spreads below certain thresholds, could result in a downgrade or withdrawal of the ratings on the outstanding securities issued in our securitization transactions, cause earlier than expected repayment of these securities, or result in higher required credit enhancement levels. This could jeopardize our ability to complete other securitization transactions on acceptable terms, decrease our liquidity, and force us to rely on other potentially more expensive funding sources, to the extent available, which would decrease our profitability. If an earlier than expected repayment of the notes occurs, we may sustain significant losses on our retained interests and our Financial Services business may need to seek alternative sources of funding. In addition, we may be required to retain all new receivables on our balance sheet which would require higher allowances for loan losses, increase regulatory capital requirements, and negatively impact earnings.

     We may have to reallocate capital from our Retail and Direct businesses to meet the capital needs of our Financial Services business, which could alter our retail store expansion program.

     Our bank subsidiary must satisfy the capital maintenance requirements of government regulators and its agreement with Visa U.S.A., Inc. (“Visa”). A variety of factors could cause the capital requirements of our bank subsidiary to exceed our ability to generate capital internally or from third party sources. For example, government regulators or Visa could unilaterally increase their minimum capital requirements. Also, we have significant potential obligations in the form of the unused credit lines of our cardholders. At the end of 2008, these unfunded amounts totaled approximately $13 billion. Draws on these lines of credit could materially exceed predicted line usage. In addition, the occurrence of certain events, such as significant defaults in payment of securitized loans or failure to comply with the terms of securitization covenants, may cause previously completed securitization transactions to amortize earlier than scheduled or be reclassified as a liability for financial accounting purposes, both of which would have a significant effect on our ability to meet the capital maintenance requirements of our bank subsidiary, as affected off-balance sheet loans would immediately be recorded on our consolidated balance sheet and would be subject to regulatory capital requirements. If any of these factors occur, we may have to contribute capital to our bank subsidiary, which may require us to raise additional debt or equity capital and/or divert capital from our Retail and Direct businesses, which in turn could significantly alter our retail store expansion strategy. In addition, our existing credit agreement limits the amount of capital we can contribute to our bank subsidiary to $25 million in any fiscal year or $75 million in the aggregate. In December 2008, we made a $25 million capital contribution to our bank subsidiary through a convertible participating preferred stock investment.

     The volatility and disruption of the capital and credit markets as well as downgrades of the ratings on the outstanding notes issued by our Financial Services business' securitization trust may negatively impact our ability to access financing.

      While we intend to finance our growth initiatives and operations with existing cash, cash flow from operations, and borrowings under our existing revolving credit facility, we may require additional financing to support our growth initiatives and operations. However, due to the existing uncertainty in the capital and credit markets, our access to capital may not be available on terms acceptable to us or at all. Further, the ability of our Financial Services business to engage in securitization transactions on favorable terms or at all could be adversely affected by further disruptions in the capital markets or other events, which could materially affect our business and cause our Financial Services business to lose an important source of capital.

     In addition, on February 19, 2009, Moody's Investors Service announced that it had downgraded the ratings on 21 classes of asset-backed notes issued by the trust of our Financial Services business. Downgrades could negatively impact the ability of our Financial Services business to complete other securitization transactions on acceptable terms or at all and force our Financial Services business to rely on other potentially more expensive funding sources, to the extent available, which would decrease our profitability. We do not believe that this downgrade will have a significant impact on the ability of our Financial Services business to complete other securitization transactions on acceptable terms or to access financing.

     With the current disruptions and weakness in the credit markets, our Financial Services business, like many other financial institutions, has increased its funding from certificates of deposits. Our current funding strategy includes a continued reliance on certificates of deposit to fund growth and maturing securitizations. With the increase in other financial institutions relying on the deposits market for liquidity and funding, competition in the deposits market may increase resulting in less funds available or funds at unattractive rates. In addition to the non-brokered certificates of deposit market to fund growth and maturing securitizations, we have access to the brokered certificates of deposit market through multiple financial institutions for liquidity and funding purposes. Our ability to issue certificates of deposit is reliant on our current regulatory capital levels. If our bank subsidiary were to be classified as an “adequately capitalized” bank, we would be required to obtain a waiver from the FDIC in order to continue to issue certificates of deposits.

     Proposed amendments to accounting standards could require us to consolidate previous and future securitization transactions, which could materially adversely affect our financial condition and cause us to reallocate capital from our Retail and Direct businesses to meet the capital needs of our Financial Services business.

      On September 15, 2008, the Financial Accounting Standards Board (“FASB”) issued two exposure drafts proposing amendments to Financial Accounting Standards (“FAS”) 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities and FASB Interpretation No. 46R, Consolidation of Variable Interest Entities. Currently, the transfers of our bank subsidiary’s credit card receivables in securitization transactions qualify for sale accounting treatment. The trusts used in our bank subsidiary’s securitizations are not consolidated with us for financial reporting purposes because the trusts are qualifying special purpose entities (“QSPE”). Because the transfers qualify as sales and the trusts are not subject to consolidation, the assets and liabilities of the trusts are not reported on our consolidated balance sheet under generally accepted accounting principles. The proposed amendments would eliminate the concept of a QSPE, modify the consolidation model for variable interest entities, and require continual reassessment of consolidation conclusions. As proposed, these amendments would be effective for us at the beginning of our 2010 fiscal year. The proposed amendments, if adopted, could require us to consolidate the assets and liabilities of our bank subsidiary’s securitization trusts. This could cause us to breach certain financial covenants in our credit agreements and unsecured notes. This could have a significant effect on our financial condition and ability to meet the capital maintenance requirements of our bank subsidiary, as affected off-balance sheet loans would be recorded on our consolidated balance sheet and may be subject to regulatory capital requirements.

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
  inability of cardholders to make payments to us due to current economic conditions and limited access to other credit sources;
  inability to manage credit risk and keep credit models up to date with current consumer credit trends;
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

     Economic downturns lead to higher unemployment rates and generally lead to increased charge-offs and credit losses in the consumer finance industry, which could cause us to experience increased charge-offs and delinquencies in our credit card loan portfolio. An economic downturn can hurt our financial performance as cardholders default on their balances or carry lower balances. A variety of social and other factors also may cause changes in credit card use, payment patterns, and the rate of defaults by cardholders. These social factors include changes in consumer confidence levels, the public's perception of the use of credit cards, changing attitudes about incurring debt, and the stigma of personal bankruptcy. Additionally, credit card accounts tend to exhibit a rising trend in credit loss and delinquency rates between 18 to 30 months after they are issued. If the rate of growth in new account generation slows, the proportion of accounts in the portfolio that have been open for between 18 to 30 months will increase and the percentage of charge-offs and delinquencies may increase. Our underwriting criteria and product design may be insufficient to protect the growth and profitability of our Financial Services business during a sustained period of economic downturn or recession or a material shift in social attitudes, and may be insufficient to protect against these additional negative factors.

     The performance of our Financial Services business may be negatively affected by the performance of our merchandising businesses.

     Negative developments in our Retail and Direct businesses could affect our ability to grow or maintain our Financial Services business. We believe our ability to maintain cardholders and attract new cardholders is highly correlated with customer loyalty to our merchandising businesses and to the strength of the Cabela's brand. In addition, transactions on cardholder accounts produce loyalty points which the cardholder may apply to future purchases from us. Adverse changes in the desirability of products we sell, negative trends in retail customer service and satisfaction, or the termination or modification of the loyalty program could have a negative impact on our bank subsidiary’s ability to grow its account base and to attract desirable co-branding opportunities with third parties.

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

     Effective July 1, 2010, the Federal Reserve Board’s “amendments to Regulation AA (Unfair or Deceptive Acts or Practices) and Regulation Z (Truth in Lending) will place new limitations on credit card issuers. This includes new rules regarding increasing interest rates, allocations of payments, reasonable time to make payments, and changes to default pricing. In addition, these amendments will increase disclosures to consumers as well as increase notice periods for changes in terms and interest rates. The amendments will restrict our ability to manage credit risk and interest rate risk which may negatively affect earnings. We are evaluating these amendments and looking for ways to mitigate their potential impact and reduce any material adverse effects to earnings.

     Changes in interest rates could have a negative impact on our earnings.

     In connection with our Financial Services business, we borrow money from institutions and accept funds by issuing brokered and non-brokered certificates of deposit, which we then lend to cardholders. We earn interest on the cardholders' account balances, and pay interest on the certificates of deposit and borrowings we use to fund those loans. Changes in these two interest rates affect the value of the assets and liabilities of our Financial Services business. If the rate of interest we pay on borrowings increases more (or more rapidly) than the rate of interest we earn on loans, our net interest income, and therefore our earnings, could fall. Our earnings could also be adversely affected if the rates on our credit card account balances fall more quickly than those on our borrowings. In addition, at the end of 2008, approximately 30.7% of our cardholders did not maintain balances on their credit card accounts. We do not earn any interest from these accounts but do earn other fees from these accounts such as Visa interchange fees. In the event interest rates rise, the spread between the interest rate we pay on our borrowings and the fees we earn from these accounts may change and our profitability may be adversely affected.

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

     In connection with our securitizations relating to our Financial Services business, we retain certain interests in the assets included in the securitization. These interests are carried on our consolidated financial statements and include our "transferor’s interest" in the securitized loans; an "interest-only strip," which represents our right to receive excess cash available after repayment of all amounts due to the investors; servicing rights; and in some cases cash reserve accounts and asset-backed securities, which may be subordinate to the investors’ notes. The value of these retained interests depends upon income earned on these interests which is affected by many factors not within our control, including the performance of the securitized loans, interest paid to the holders of securitization securities, credit losses, and transaction expenses. The value of our interests in the securitizations will vary over time as the amount of loans in the securitized pool and the performance of those loans fluctuate. The performance of the loans included in our securitizations is subject to the same risks and uncertainties that affect the loans that we have not securitized, including, among others, increased delinquencies and credit losses, economic downturns and social factors, interest rate fluctuations, changes in government policies and regulations, competition, expenses, dependence upon third-party vendors, fluctuations in accounts and account balances, and industry risks. The earnings of our Financial Services business may also be negatively impacted if certain securitizations were reduced or not renewed.

ITEM 1B. UNRESOLVED STAFF COMMENTS

     None.

ITEM 2. PROPERTIES

     In addition to our retail stores listed below, we also operate our corporate headquarters, administrative offices, three distribution centers, a merchandise return center, five customer care centers, and a taxidermy manufacturing facility. The following table provides information regarding the general location, use, and approximate size of our principal non-retail properties:

		Total	Segment That
Property	Location	Square Feet	Uses Property
Corporate Headquarters	Sidney, Nebraska	294,000	Retail, Direct and Other
Administrative Offices and Customer Care Center	Sidney, Nebraska	94,000	Retail, Direct and Other
Distribution Center	Sidney, Nebraska	752,000	Other
Distribution Center	Prairie du Chien, Wisconsin	1,071,000	Other
Distribution Center	Wheeling, West Virginia (1)	1,165,000	Other
Retail Store, Warehouse and Administrative Offices	Winnipeg, Manitoba	101,000	Retail and Direct
Merchandise Return Center	Oshkosh, Nebraska	52,000	Other
Customer Care Center	North Platte, Nebraska	12,000	Direct
Customer Care Center and Administrative Offices	Kearney, Nebraska	151,000	Retail and Direct
Customer Care Center	Grand Island, Nebraska (1)	12,000	Direct
Customer Care Center and Administrative Offices	Lincoln, Nebraska	76,000	Direct, Financial Services and Other
Manufacturing and Administrative Offices	Woonsocket, South Dakota	145,000	Direct
____________________

(1)	We own all of these properties with the exception of leases we have entered into for the customer care center in Grand Island, Nebraska, and the distribution center in Wheeling, West Virginia.

     We own all of our retail stores except Boise, Idaho; Gonzales, Louisiana; Hazelwood, Missouri; Scarborough, Maine; and Winnipeg, Manitoba; and we have a ground lease for East Hartford, Connecticut. Also, in connection with some of the economic development packages received from state or local governments where our stores are located, we have entered into agreements granting ownership of the taxidermy, diorama, or other portions of our stores to these state and local governments.

     The following table shows the location, opening date, and approximate total square footage of our United States retail stores used in our Retail segment:

		Total Square
Location	Opening Date	Footage
Kearney, Nebraska	October 1987	35,000
Sidney, Nebraska	July 1991	104,000
Owatonna, Minnesota	March 1998	163,000
Prairie Du Chien, Wisconsin	September 1998	53,000
East Grand Forks, Minnesota	September 1999	60,000
Dundee, Michigan	March 2000	227,000
Mitchell, South Dakota	August 2000	84,000
Kansas City, Kansas	August 2002	192,000
Hamburg, Pennsylvania	September 2003	246,000
Wheeling, West Virginia	August 2004	175,000
Fort Worth, Texas	May 2005	234,000
Buda, Texas	June 2005	192,000
Lehi, Utah	August 2005	170,000
Rogers, Minnesota	October 2005	185,000
Glendale, Arizona	July 2006	166,000
Boise, Idaho	August 2006	132,000
Richfield, Wisconsin	September 2006	166,000
La Vista, Nebraska	October 2006	129,000
Hazelwood, Missouri	April 2007	132,000
Hoffman Estates, Illinois	September 2007	195,000
East Hartford, Connecticut	October 2007	196,000
Gonzales, Louisiana	October 2007	167,000
Hammond, Indiana	October 2007	189,000
Reno, Nevada	November 2007	129,000
Post Falls, Idaho	November 2007	129,000
Lacey, Washington	November 2007	195,000
Scarborough, Maine	May 2008	129,000
Rapid City, South Dakota	August 2008	80,000

     At December 27, 2008, the total net book value of our property and equipment was $881 million. At the end of 2008, we believe that our properties and equipment were suitable for their intended use.

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

     No matters were submitted to a vote of security holders during the fourth quarter of 2008.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Price Range of Common Stock

     We have common stock and non-voting common stock. Our common stock began trading on June 25, 2004, on the New York Stock Exchange (“NYSE”) under the symbol “CAB”. Prior to that date, there was no public market for our common stock. Our non-voting common stock is not listed on any exchange and not traded over the counter. As of February 18, 2009, there were 959 holders of record of our common stock and no holders of record of our non-voting common stock. This does not include persons who hold our common stock in nominee or “street name” accounts through brokers or banks.

     The following table sets forth, for the fiscal quarters indicated, the high and low sales prices per share of our common stock as reported on the NYSE:

	2008		2007
	High	Low	High	Low
First Quarter	$16.29	$11.08	$26.49	$22.43
Second Quarter	16.25	11.00	25.18	21.14
Third Quarter	15.75	9.67	28.80	20.05
Fourth Quarter	13.03	4.18	24.43	13.89

Stock Performance Graph

     The following stock performance graph and table show Cabela’s cumulative total shareholder return on a quarterly basis since the beginning of our first full quarter following the date of our initial public offering. The graph and table also show the cumulative total returns of the S&P 500 Retailing Index and the S&P 500 Index. The graph and table assume that $100 was invested on July 2, 2004.

	July 2,	Dec. 31,	July 1,	Dec. 30,	June 30,	Dec. 29,	June 30,	Dec. 29,	Mar. 29,	June 28,	Sept. 27,	Dec. 27,
	2004	2004	2005	2005	2006	2006	2007	2007	2008	2008	2008	2008
Cabela's Inc.	$100	$85	$78	$62	$72	$90	$82	$55	$52	$41	$48	$24
S&P 500 Retailing Index	100	117	111	115	114	126	130	103	96	91	95	68
S&P 500 Index	100	108	106	111	113	126	134	131	117	114	108	78

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

ITEM 6. SELECTED FINANCIAL DATA

	Fiscal Year (1)
	2008	2007	2006	2005	2004
	(In Thousands Except Earnings per Share)
Operations Data:
Revenue:
Merchandise revenue	$2,380,655	$2,173,995	$1,908,801	$1,664,272	$1,474,415
Financial services revenue	158,971	159,335	137,423	105,831	69,060
Other revenue	13,095	16,269	17,300	29,558	12,499
Total revenue	2,552,721	2,349,599	2,063,524	1,799,661	1,555,974
Cost of revenue	1,540,214	1,378,386	1,204,399	1,064,322	925,665
Selling, distribution, and administrative expenses	871,468	820,121	715,380	620,376	533,094
Operating income	141,039	151,092	143,745	114,963	97,215

Interest (expense) income, net	(29,658)	(18,778)	(16,126)	(10,256)	(7,577)
Other income	6,854	6,913	9,637	10,663	10,443
Income before provision for income taxes	118,235	139,227	137,256	115,370	100,081
Provision for income taxes	41,831	51,348	51,471	42,801	35,085

Net income available to common stockholders	$76,404	$87,879	$85,785	$72,569	$64,996

Basic earnings per share	$1.15	$1.34	$1.32	$1.12	$1.06
Diluted earnings per share	$1.14	$1.31	$1.29	$1.10	$1.03

Selected Balance Sheet Data:
Cash and cash equivalents (2)	$410,104	$131,182	$172,903	$86,923	$123,934
Working capital (2)	573,410	263,284	335,387	145,559	274,746
Total assets	2,396,066	2,212,830	1,751,230	1,366,280	1,228,231
Total debt	380,031	503,385	317,873	119,826	148,152
Total stockholders' equity	913,705	828,559	733,858	639,853	566,354

Other Data:
Depreciation and amortization	$64,673	$59,863	$45,559	$34,912	$29,843
Property and equipment additions including
accrued amounts	54,934	364,326	190,592	203,157	52,568
Purchases of economic development bonds	18,525	36,223	23,397	65,077	74,492
____________________

(1)	Fiscal years are based on the 52-53 week period ending on the Saturday closest to December 31. Fiscal 2008, 2007, 2006, 2005 and 2004 each consisted of 52 weeks.

(2)

Cash and cash equivalents includes amounts for World's Foremost Bank which were $402 million, $123 million, $53 million, $81 million, and $58 million at years ended 2008, 2007, 2006, 2005 and 2004. Due to regulatory restrictions, our ability to use this cash for non-banking operations, including for working capital for our Retail or Direct businesses or for retail store expansion, is limited.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis of financial condition, results of operations, liquidity, and capital resources should be read in conjunction with our audited consolidated financial statements and notes thereto appearing elsewhere in this report.

     Forward Looking Statements – Our discussion contains forward-looking statements with respect to our plans and strategies for our businesses and the business environment that are impacted by risks and uncertainties. Refer to “Special Note Regarding Forward-Looking Statements” preceding PART I, ITEM 1, and to ITEM 1A “Risk Factors” for information regarding certain of the risks and uncertainties that affect our business and the industries in which we operate. Please note that our actual results may differ materially from those we may estimate or project in any of these forward-looking statements.

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

Fiscal 2008 Overview

			Increase
	2008	2007	(Decrease)	% Change
	(Dollars in Thousands)
Revenue:
Retail	$1,285,496	$1,043,442	$242,054	23.2%
Direct	1,095,159	1,130,553	(35,394)	(3.1)
Total merchandise sales	2,380,655	2,173,995	206,660	9.5
Financial Services	158,971	159,335	(364)	(0.2)
Other revenue	13,095	16,269	(3,174)	(19.5)
Total revenue	$2,552,721	$2,349,599	$203,122	8.6

Operating income	$141,039	$151,092	$(10,053)	(6.7)

Net income per diluted share	$1.14	$1.31	$(0.17)	(13.0)

     Revenues for 2008 totaled $2.6 billion, an increase of 8.6% over 2007. Revenues increased in 2008 principally from the opening of two new stores in 2008 and eight in 2007. Direct revenue decreased 3.1% compared to 2007. Operating income totaled $141 million for 2008, a decrease of 6.7% from 2007. Net income per diluted share for 2008 was $1.14 compared to $1.31 for 2007.

     Our 2008 operating results were impacted by a challenging retail and macroeconomic environment resulting in slowed retail store and Direct sales, deterioration in merchandise gross margins from promotional and discounted merchandise sales, and decreases in securitization income.

     Other significant items which directly impact comparisons of our operating results for 2008 were:

  an increase in selling, distribution, and administrative expenses due to the addition of new stores in 2008 and 2007 and the infrastructure necessary to support this expansion;
  $10 million in breakage recorded in revenue and operating income where the probability of redemption is remote on gift certificates, gift cards, and e-certificates;
  new store pre-opening costs of $8 million;
  restructuring and impairment charges in selling, distribution, and administrative expenses totaling $6 million; and
  Financial Services revenue decreasing principally from decreases in securitization income, higher spreads and fees paid to investors on new securitizations, and related decreases in the valuation of our interest-only strips associated with our securitized loans; mostly offset by growth in the number of active credit card accounts, the associated loans, and interchange income.

Current Year Achievements

     2008 was highlighted by the opening of two new stores, one of which incorporated our “next generation store” format, the completion of our customer service enhancements, and operational achievements outlined further below.

     Retail Store Openings – Our two new stores increased our total retail store square footage by 200,000 square feet bringing our total retail square footage to 4.3 million square feet at the end of 2008.

     Customer Service Enhancements – We offered our customers integrated opportunities to access and use our retail store, catalog, and Internet channels, including the completion of our customer service enhancements in the first quarter of 2008. We completed implementation of customer service enhancements directed at increasing sales and customer satisfaction in our retail stores including:

  in-store pick-up for catalog and Internet orders,
  installation of Internet kiosks, and
  the installation of catalog order desks.

     Cabela’s was also listed among 14 companies featured in the book, The Customer Rules, which focuses on excellence in customer service.

     Retail Achievements – We were recognized as a top customer service retailer by the following:

  Incentive Magazine’s Platinum Partner Award for excellence recognizing us for delivery of quality products and services in the incentive industry.
  Cabela’s rated in the top 10% for high-quality customer service by Gethuman, October 2008, a web site dedicated to educating enterprises on the importance and cost savings of providing high-quality customer service.
  Listed among the top retailers for superior customer service (poll conducted September 2008 by National Retail Federation’s Foundation/American Express 2008 Customer Service survey).
  Included in the Top 11 for customer service rankings – ranked “Overall BEST” by BIGresearch, CIA in September 2008.

     We have also teamed up with Ford Motor Company to debut the Cabela’s Edition FX4 package on selected F-Series trucks.

     Internet – Our Internet website continued to receive awards and high praise for excellence, including the following awards and recognition:

  Our website was the most visited sporting goods industry eCommerce website according to Hitwise, Incorporated, an online measurement company. Internet visits increased by 32.0% in 2008 over 2007.
  Our website continues to be ranked in the top group among online retailers for reliability and responsiveness - an indication of download page speed and completing transactions for customers (measured by industry publications).

     Financial Services Business – In 2008, our Financial Services business completed two term securitizations totaling $700 million, added two variable funding facilities totaling $500 million, and renewed a $350 million variable funding facility. In addition, we continued to add new credit cardholders as the number of average active accounts increased 15.5% to 1.14 million over 2007.

2009 and Beyond

     While we anticipate that the business environment in which we operate will be challenging in 2009, we believe our multi-channel model and our strong brand name provides us with opportunities for growth and profitability. Over our history, we have established name recognition and a quality brand that is renowned and respected in the outdoor industry. Throughout our multi-channel business, our strategy is to continue our focus on providing legendary customer service, quality, and selection.

     Our primary focus is on managing our business efficiently to enhance near-term and long-term results for our shareholders. We are also focusing on improving our retail store operating metrics. We slowed our planned new store opening schedule to one store in 2009 in order to focus on Retail operations and to manage capital expenditures. Our focus for 2009 continues to be making progress on the following initiatives:

  improve our advertising strategy by using more targeted campaigns throughout our multi-channel model to increase store traffic;
  improve retail store sales and profitability through enhanced product assortment, streamlined flow of merchandise to our retail stores, and reduced operating expenses;
  maintain merchandise gross margins in each of our sales channels; and
  improve inventory management by actively managing inventory levels and product deliveries through technologies and by reducing unproductive inventory.

     Retail Store Efficiencies – For 2009, our primary objective is to enhance our retail store profitability. We are working on this objective by enhancing and optimizing our retail store merchandising processes, management information systems, and distribution and logistics capabilities. We continue to flex merchandise at our stores by adding more seasonal product assortments and to improve our visual merchandising. Also, we continue to improve the flow of merchandise to our stores increasing productivity and reducing labor costs as a percentage of revenue. To enhance customer service at our retail stores, we are focusing on customer service through training and mentoring programs. For 2008 compared to 2007, operating income for our Retail business segment increased $14 million, despite a deteriorating consumer spending environment. This increase in operating income was in part due to improvements in labor productivity in our retail stores.

     Leverage Our Multi-Channel Model – Our in-store pick-up program allows customers to order products through our catalogs and Internet site, and have them delivered to the retail store of their choice without incurring shipping costs, increasing foot traffic in our stores. Conversely, our retail stores introduce customers to our Internet and catalog channels. We are capitalizing on our multi-channel model by building on the strengths of each channel, primarily through improvements in our merchandise planning and replenishment systems. These systems allow us to identify the correct product mix in each of our retail stores, and also help maintain the proper inventory levels to satisfy customer demand in both our Retail and Direct business channels.

     Next Generation Stores – To enhance our returns on capital we developed a next generation store format incorporating the following objectives:

  a store development model adaptable to more markets, faster to start-up, and more efficient to operate to reduce our investment and increase sales per square foot; and
  to provide shopper-friendly layouts with regionalized product mixes, concept shops, and new product displays/fixtures featuring an improved look.

     We incorporated these next generation store concepts into our new Rapid City, South Dakota, store which opened in 2008. Our retail store in Billings, Montana, scheduled to open in the second quarter of 2009 will also encompass our next generation store format.

     Direct Business Expansion – We are working on the following key growth objectives to expand our catalog and Internet channels:

  natural growth by offering industry-leading selection, service, value, and quality;
  acquisition, retention, and reactivation of customers through our multi-channel platform;
  category expansion to capitalize on the general outdoor enthusiast;
  develop and execute strategies to broaden our exposure to different growing networks, e-commerce platforms, and international e-commerce growth;
  an enhanced focus on the Canadian market by building on our Canada acquisition; and
  targeted marketing designed to increase sales of certain on-line market sectors.

     Although the number of Direct customers who purchased merchandise from us in the last twelve months decreased by 4.0% compared to 2007, our total Direct customer base expanded during 2008 compared to 2007, positioning ourselves for future revenue growth when the economy improves.

     Growth of Our Credit Card Business – We continue working toward increasing our Financial Services revenue by attracting new cardholders through lower cost marketing efforts with our Retail and Direct businesses. By continuing our conservative underwriting and account management standards and practices, we are controlling costs in our Financial Services segment through active management of our credit card delinquencies and charge-offs which directly impacts our securitization income.

     Uncertainty in Worldwide Credit Markets and Macroeconomic Environment – We expect a challenging business environment in 2009 that may impact our access to credit which we rely on to finance our merchandising and Financial Services businesses. We will continue to monitor our debt covenant compliance provisions and our access to the credit markets. Our Financial Services business will continue to monitor developments in the securitization and certificates of deposit markets to ensure adequate access to liquidity.

Operations Review

     Our operating results expressed as a percentage of revenue were as follows for the years ended:

	2008	2007	2006
Revenue	100.00%	100.00%	100.00%
Cost of revenue	60.34	58.66	58.37
Gross profit (exclusive of depreciation and amortization)	39.66	41.34	41.63
Selling, distribution, and administrative expenses	34.14	34.90	34.67
Operating income	5.52	6.44	6.96
Other income (expense):
Interest expense, net	(1.16)	(0.80)	(0.78)
Other income, net	0.27	0.29	0.47
Total other income (expense), net	(0.89)	(0.51)	(0.31)
Income before provision for income taxes	4.63	5.93	6.65
Provision for income taxes	1.64	2.19	2.49
Net income	2.99%	3.74%	4.16%

Results of Operations - 2008 Compared to 2007

Revenues

					Increase
	2008	%	2007	%	(Decrease)	% Change
	(Dollars in Thousands)
Retail	$1,285,496	50.4%	$1,043,442	44.4%	$242,054	23.2%
Direct	1,095,159	42.9	1,130,553	48.1	(35,394)	(3.1)
Financial Services	158,971	6.2	159,335	6.8	(364)	(0.2)
Other	13,095	0.5	16,269	0.7	(3,174)	(19.5)
	$2,552,721	100.0%	$2,349,599	100.0%	$203,122	8.6%

     For 2008, our Retail and Direct sales continued to be impacted by a challenging retail and macroeconomic environment. Despite this challenging environment, revenue in our merchandising businesses increased in 2008 compared to 2007.

     Product Sales Mix - Our five retail merchandise product categories, and the percentage of revenue contributed by each, are presented in the following table for our Retail and Direct businesses and in total for the years ended:

	Retail		Direct		Total
	2008	2007	2008	2007	2008	2007
Hunting Equipment	41.6%	38.7%	27.3%	26.6%	35.2%	32.6%
Fishing and Marine	15.3	15.6	11.0	12.3	13.4	14.0
Camping	12.9	12.9	16.2	15.4	14.3	14.1
Clothing and Footwear	25.2	27.0	35.9	36.3	30.0	31.7
Gifts and Furnishings	5.0	5.8	9.6	9.4	7.1	7.6
Total	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

     Retail Revenue – Retail revenue includes merchandise sales in, and services performed at, our retail stores, sales from orders placed through our retail store Internet kiosks, and sales from customers utilizing our in-store pick-up program. Retail revenue increased $242 million for 2008 primarily from the opening of new stores in 2008 and 2007. The product category that contributed the largest dollar volume increase to our Retail revenue for 2008 over 2007 was hunting equipment.

     Retail revenue also includes income from the sale of gift certificates, gift cards, and e-certificates (“gift instruments”) recognized in revenue when the gift instruments are redeemed for merchandise or services. We record gift instrument breakage as revenue when the probability of redemption is remote. Historically, we recognized breakage seven years after the issuance of a gift certificate or gift card. In the fourth quarter of 2008, we began recognizing breakage on gift instruments four years after issuance as a result of changes in historical trends in the types of gift instruments issued and related redemption rates. The impact of the change in estimate in the fourth quarter of 2008 was an increase in revenue and operating income of $8.7 million. Total gift instrument breakage recognized was $10.2 million, $1.5 million, and $1.4 million for 2008, 2007, and 2006, respectively. Our gift instrument liability at the end of 2008 and 2007 was $106 million and $113 million, respectively.

			Increase
	2008	2007	(Decrease)	% Change
	(Dollars in Thousands)
Comparable stores sales	$884,970	$919,258	$(34,288)	(3.7)%
Comparable stores sales growth percentage	(3.7)%	(1.2)%

     Comparable store sales decreased $34 million, or 3.7%, for 2008 principally because of the challenging macroeconomic and retail industry environment, a lowering of overall consumer confidence as consumers continued to pull back discretionary spending, and competition in certain markets, all which negatively impacted sales growth. A store is included in our comparable store sales base on the first day of the month following the fifteen month anniversary of 1) its opening or acquisition, or 2) any expansion of greater than 25% of total square footage of the store.

     Average sales per square foot for stores that were open during the entire year were $301 for 2008 compared to $332 for 2007. The decrease in average sales per square foot resulted from a decrease in comparable store sales and sales at certain new stores being less than historical averages.

     Direct Revenue – Direct revenue includes catalog and Internet sales from orders placed over the phone, by mail, and through our website where the merchandise is shipped to any non-retail store location. Direct revenue decreased $35 million, or 3.1%, primarily due to lower catalog sales and to some cannibalization relating to our new retail stores, partially offset by increased Internet sales. We expect catalog mail order sales to continue to decrease as sales transition to our Internet site and our new retail stores.

			Increase
	2008	2007	(Decrease)	% Change
Percentage increase year over year in Internet website visits	32.0%	30.2%
Catalog circulation in pages (in millions)	32,085	36,499	(4,414)	(12.1)%
Number of separate catalog titles circulated	100	91	9

     Internet site visits increased as we continued to focus our efforts on utilizing Direct marketing programs to increase traffic to our website. The net decrease in Direct revenue for 2008 compared to 2007 was due to decreases in the fishing and marine and the clothing and footwear general product categories, partially offset by increases in camping, hunting equipment, and gifts and furnishings. The number of active Direct customers, which we define as those customers who have purchased merchandise from us in the last twelve months, decreased by 4.0% compared to 2007.

     Financial Services Revenue – The components of Financial Services revenue on a generally accepted accounting principles (“GAAP”) basis were as follows for the years ended:

	2008	2007	2006
	(In Thousands)
Interest and fee income, net of provision for loan losses	$37,462	$28,974	$23,973
Interest expense	(13,417)	(7,288)	(5,008)
Net interest income, net of provision for loan losses	24,045	21,686	18,965
Non-interest income:
Securitization income (including gains on sales of
credit card loans of $15,657, $22,740 and $17,410)	185,820	194,516	169,173
Other non-interest income	67,375	51,670	39,381
Total non-interest income	253,195	246,186	208,554
Less: Customer rewards costs	(118,269)	(108,537)	(90,096)

Financial Services revenue	$158,971	$159,335	$137,423

     Financial Services revenue decreased 0.2% in 2008 compared to 2007. Credit card loans securitized and sold are removed from our consolidated balance sheet, and the net earnings on these securitized assets, after paying costs associated with outside investors, are reflected as a component of our securitization income shown above on a GAAP basis. Net interest income includes operating results on the credit card loans receivable we own. Interest and fee income increased $8 million primarily due to changes in the percentage of securitized loans we retained, changes to interest and fees charged, and account growth, which was partially offset by decreases in interest rates. Other non-interest income includes securitization income, gains on sales of loans, and income recognized on our retained interests, as well as interchange income on the entire managed portfolio. Excluding the effect of the reduction of gains on the sale of credit card loans, securitization income decreased $2 million from 2007, due primarily to changes in the percentage of securitized loans we retained. Other non-interest income increased $16 million primarily from increases in servicing fees on securitized loans year over year, changes in the percentage of securitized loans we retained, interchange and other fee income, and account growth. Customer rewards costs increased $10 million from continued growth in the Cabela’s CLUB Visa card usage by our customers.

     Managed credit card loans of the Financial Services business segment include both credit card loans receivable we own and securitized credit card loans in a separate trust that is not consolidated in our financial statements. The process by which credit card loans are securitized converts interest income, interchange income, credit card fees, credit losses, and other income and expenses on the securitized loans into securitization income. Because the financial performance of the total managed portfolio has a significant impact on earnings we receive from servicing the portfolio, management believes that evaluating the components of our Financial Services revenue for both owned loans and securitized loans, as presented below in the non-GAAP presentation, is important to analyzing results.

     Key statistics reflecting the performance of our Financial Services business are shown in the following chart for the years ended:

			Increase
	2008	2007	(Decrease)	% Change
	(Dollars in Thousands Except Average Balance per Account )
Average balance of managed credit card loans	$2,085,481	$1,690,543	$394,938	23.4%
Average number of active credit card accounts	1,140,834	987,411	153,423	15.5

Average balance per active credit card account	$1,828	$1,712	$116	6.8

Net charge-offs on managed loans	$61,448	$33,898	$27,550	81.3
Net charge-offs as a percentage of average
managed credit card loans	2.95%	2.01%	0.94%

     The balance of average managed credit card loans increased to $2.1 billion, or 23.4%, because of the increase in the number of accounts and the average balance per account. The average number of accounts increased to over 1.1 million, or 15.5%, due to our marketing efforts to add additional accounts. Net charge-offs as a percentage of average managed credit card loans increased to 2.95% for 2008 principally because of the challenging macroeconomic environment. We believe our charge-off levels remain well below industry average and that our increase in net charge-offs in 2008 compared to 2007 was lower than industry averages.

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

     The following table sets forth the revenue components of our Financial Services segment managed portfolio on a non-GAAP basis for the years ended:

	2008	2007	2006
	(Dollars in Thousands)
Interest income	$202,877	$186,341	$145,425
Interchange income, net of customer rewards costs	75,827	62,066	51,086
Other fee income	37,806	27,233	22,829
Interest expense	(89,862)	(83,120)	(64,910)
Provision for loan losses	(64,003)	(35,415)	(26,064)
Other	(3,674)	2,230	9,057
Managed Financial Services revenue	$158,971	$159,335	$137,423

Managed Financial Services Revenue as a Percentage of Average Managed Credit Card Loans:

Interest income	9.7%	11.0%	10.7%
Interchange income, net of customer
rewards costs	3.6	3.7	3.8
Other fee income	1.9	1.6	1.7
Interest expense	(4.3)	(4.9)	(4.8)
Provision for loan losses	(3.1)	(2.1)	(1.9)
Other	(0.2)	0.1	0.6
Managed Financial Services revenue	7.6%	9.4%	10.1%

     The increase in interest income of $17 million in 2008 from 2007 was due to an increase in managed credit card loans and changes to interest charged, partially offset by decreases in interest rates. The increase in interchange income of $14 million in 2008 from 2007 was driven by net credit card purchases, which increased 14.5% over 2007. Other fee income increased $11 million due to growth in the number of credit card loans, changes to fees charged, and increases in late fees, overlimit fees, and payment assurance fees. The increases in interest income and interchange income were partially offset by an increase in interest expense of $7 million from increases in securitized credit card loans and borrowings, higher spreads and fees paid to investors on new securitizations, partially offset by decreases in London Inter-Bank Offered Rate (“LIBOR”) interest rates. Also, partially offsetting the increases in interest income and interchange income was an increase in the provision for loan losses of $29 million from increases in managed credit card loans and a decrease of $6 million in the Other category.

     Our Cabela's CLUB Visa card loyalty program allows customers to earn points whenever and wherever they use their credit card, and then redeem earned points for products and services at our retail stores or through our Direct business. The percentage of our merchandise sales that were made on the Cabela’s CLUB card was 27.5% for 2008 compared to 26.3% for 2007. The dollar amounts related to points are accrued as earned by the cardholder and recorded as a reduction in Financial Services revenue. The dollar amount of unredeemed credit card points and loyalty points was $106 million at the end of 2008 compared to $71 million at the end of 2007.

Other Revenue

     Other revenue sources include sales of land held for sale, amounts received from our outfitter services, real estate rental income, and fees earned through our travel business and other complementary business services.

			Increase
	2008	2007	(Decrease)	% Change
	(Dollars in Thousands)
Other revenue	$13,095	$16,269	$(3,174)	(19.5)%
Land sales (included in Other revenue)	6,049	8,866	(2,817)	(31.8)

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

     Accordingly, comparisons of gross margins on merchandising revenue presented below are the best metrics for analysis of our gross profit:

			Increase
	2008	2007	(Decrease)	% Change
	(Dollars in Thousands)
Merchandise sales	$2,380,655	$2,173,995	$206,660	9.5%
Merchandise gross margin	841,498	797,304	44,194	5.5
Merchandise gross margin as a percentage
of merchandise revenue	35.3%	36.7%

     Merchandise Gross Margins – Gross margins of our merchandising business increased $44 million, or 5.5%, to $841 million for 2008. Merchandise gross margins as a percentage of revenue of our merchandising business decreased to 35.3% for 2008 from 36.7% for 2007. The decrease in merchandise gross margins as a percentage of revenue for 2008 compared to 2007 is primarily attributable to an increase in sales discounts and allowances, an increase in hard goods sales with lower margins for 2008 compared to 2007, a shift in sales between channels, and a decrease in our shipping margin. Also in 2008, we experienced margin pressure in certain hard goods categories due to increases in commodity prices. The merchandise gross margin for 2008 also includes the $8.7 million of gift instrument breakage previously described. Excluding this $8.7 million of gift instrument breakage, our merchandise gross margin for 2008 was 35.0%.

Selling, Distribution, and Administrative Expenses

			Increase
	2008	2007	(Decrease)	% Change
	(Dollars in Thousands)
Selling, distribution, and administrative expenses	$871,468	$820,121	$51,347	6.3%
SD&A expenses as a percentage of total revenue	34.1%	34.9%
Retail store pre-opening costs	$8,356	$17,136	(8,780)	(51.2)

     Selling, distribution, and administrative expenses include all operating expenses related to our retail stores, Internet website, distribution centers, product procurement, and overhead costs, including: advertising and marketing, catalog costs, employee compensation and benefits, occupancy costs, information systems processing, and depreciation and amortization.

     Selling, distribution, and administrative expenses on a consolidated basis increased $51 million, or 6.3%, for 2008 over 2007. The primary reason for the increase was the addition of two new stores in 2008 and eight new stores in 2007 (six added in the fourth quarter of 2007), along with the addition of infrastructure necessary to support this store expansion. The most significant factors contributing to the increase in selling, distribution, and administrative expenses, and the infrastructure expansion required to support the revenue growth in 2008 from our retail store expansion, included increases in:

  employee compensation, benefits, training, and recruitment costs of $21 million;
  contract labor and facility depreciation of $7 million;
  advertising costs of $7 million;
  property and other business taxes of $8 million; and
  restructuring and impairment charges of $6 million.

     Significant selling, distribution, and administrative expense increases and decreases related to specific business segments included the following:

          Retail Business Segment:

  Operating costs for new stores that were not open in 2007 of $60 million, including employee compensation and benefits costs of $38 million and $10 million in advertising and promotional expenses.
  An increase in existing retail store operating costs of $14 million over 2007.
  A decrease in comparable store employee compensation and benefits of $9 million resulting from staffing changes and declining sales in comparable stores.
  An increase in depreciation on stores of $8 million over 2007.
  New store pre-opening costs of $8 million, a decrease of $9 million compared to 2007.
  Lower marketing fees of $1 million received from the Financial Services segment.

          Direct Business Segment:

  A decrease in catalog costs and certain information system costs of $9 million compared to 2007 specifically related to our website.
  Lower marketing fees of $4 million received from the Financial Services segment.

          Financial Services:

  A decrease in advertising and promotional costs of $6 million due to new marketing incentives received, less new accounts, which were partially offset by increases in new account acquisition costs.
  A decrease of $5 million in the marketing fee paid by the Financial Services segment to the Direct business segment ($4 million) and the Retail business segment ($1 million).
  An increase in professional fees of $2 million from additional securitizations completed in 2008.
  An increase in third party processing fees of $1 million due to an increase in the volume of transactions.
  Postage cost increases of $1 million from increases in the number of accounts and additional mailings for changes in terms.

          Corporate Overhead, Distribution Centers, and Other:

  An increase of $6 million related to restructuring and impairment charges recognized in the fourth quarter of 2008.
  A decrease in depreciation expense of $3 million primarily related to longer estimated useful lives for information system hardware and software in 2008 versus 2007.
  A decrease of $2 million in equipment and software expenses principally from less equipment and software expenditures.

Restructuring and Impairment Charges

     Our operating results for 2008 declined compared to 2007 as we continued to be impacted by a challenging retail and macroeconomic environment resulting in slowed retail store and Direct segment sales. Comparable store sales decreased $34 million, or 3.7%, for 2008 compared to 2007. After completing a review of our organizational structure, in October 2008 we announced a reduction in workforce of approximately 10% at our company headquarters. Severance and related benefits under this workforce reduction totaled approximately $2 million, which are recorded in selling, distribution, and administrative expenses.

     During the fourth quarter of 2008, we completed our annual impairment analyses on goodwill and other intangible assets. We recognized an impairment of $1 million recorded in selling, distribution, and administrative expenses in our Direct segment where projected discounted cash flows were less than the fair value of the reporting unit.

     In addition, we evaluated the recoverability of our available-for-sale economic development bonds being actively marketed and recorded an other-than-temporary impairment. We also evaluated the recoverability of certain property and equipment. Write-downs related to these assets totaled $2 million, and in addition to the prepayment penalties of $1 million incurred in the fourth quarter of 2008, total restructuring and impairment charges of $6 million were recognized in the fourth quarter of 2008.

Operating Income

     Operating income is revenue less cost of revenue and selling, distribution, and administrative expenses. Operating income for our business segments excludes costs associated with operating expenses of distribution centers, procurement activities, and other corporate overhead costs.

			Increase
	2008	2007	(Decrease)	% Change
	(Dollars in Thousands)
Total operating income	$141,039	$151,092	$(10,053)	(6.7)%
Total operating income as a percentage of total revenue	5.5%	6.4%
Operating income by business segment:
Retail	$141,578	$127,744	13,834	10.8
Direct	161,249	190,046	(28,797)	(15.2)
Financial Services	46,184	37,448	8,736	23.3

Operating income as a percentage of segment revenue:
Retail	11.0%	12.2%
Direct	14.7	16.8
Financial Services	29.1	23.5

     Operating income decreased $10 million, or 6.7%, for 2008 compared to 2007. Operating income as a percentage of revenue also decreased to 5.5% for 2008 from 6.4% for 2007. Operating income comparisons between 2008 and 2007 are impacted by the challenging retail and macroeconomic environment. The decrease in total operating income and total operating income as a percentage of total revenue was primarily due to lower revenue from our Direct business segment, lower merchandise gross margins, and increases in selling, distribution, and administrative expenses mostly for the addition of two new stores in 2008 and eight new stores in 2007 (six added in the fourth quarter of 2007), along with the addition of infrastructure necessary to support this store expansion. Operating income also includes income of $8.7 million from gift instrument breakage previously described.

     The Financial Services segment incurs a marketing fee paid to the Retail and Direct business segments. This marketing fee is included in selling, distribution, and administrative expenses as an expense for the Financial Services segment and as a credit to expense for the Retail and Direct business segments. The marketing fee paid by the Financial Services segment to these two business segments decreased $5 million in 2008 compared to 2007 – a $4 million decrease to the Direct business segment and a $1 million decrease to the Retail segment.

Interest (Expense) Income, Net

     Interest expense, net of interest income, increased $11 million to $30 million for 2008 compared to 2007. The net increase in interest expense was primarily due to additional debt incurred for financing our retail store expansion. During 2008, we capitalized interest totaling $2 million on qualifying fixed assets relating primarily to retail store construction compared to $4 million for 2007.

Other Non-Operating Income, Net

     Other income was $7 million for both 2008 and 2007. This income is principally from the interest earned on our economic development bonds. For 2007, other non-operating income also includes a pre-tax gain of $1 million resulting from the sale of the assets of our hotel operation in Sidney, Nebraska.

Provision for Income Taxes

     Our effective tax rate was 35.4% for 2008 compared to 36.9% for 2007. The effective tax rate was lower for 2008 compared to 2007 primarily due to the impact from a corporate restructure completed effective April 1, 2008, and the release of a valuation allowance on state net operating losses.

Results of Operations - 2007 Compared to 2006

			Increase
Financial Highlights	2007	2006	(Decrease)	% Change
	(Dollars in Thousands)
Net income	$87,879	$85,785	$2,094	2.4%
Net income as a percentage of revenue	3.7%	4.2%
Net income per diluted share	$1.31	$1.29	$.02	1.6
Revenue by segment:
Direct	$1,130,553	$1,088,480	$42,073	3.9
Retail	1,043,442	820,321	223,121	27.2
Financial Services	159,335	137,423	21,912	15.9
Other	16,269	17,300	(1,031)	(6.0)
Total revenue	$2,349,599	$2,063,524	$286,075	13.9

New store sales	$303,181	$282,652	$20,529	7.3
Comparable store sales	736,430	745,357	(8,927)	(1.2)
Average sales per square foot	332	348	(16)	(4.6)
Gross Profit	$971,213	$859,125	$112,088	13.0
Gross Profit as a percentage of revenue	41.3%	41.6%
Merchandising gross margin	$797,304	$708,950	$88,354	12.5
Merchandising gross margin as a percentage of
merchandising revenue	36.7%	37.1%
Selling, distribution and administrative expenses	$820,121	$715,380	$104,741	14.6
Selling, distribution and administrative expenses as a
percentage of revenue	34.9%	34.7%
Operating income	$151,092	$143,745	$7,347	5.1
Operating income margin	6.4%	7.0%

Revenue

     Revenue increased by $286 million, or 13.9%, in 2007 from growth in our three major segments. Other revenue decreased in 2007 from a decrease in land sales.

     Retail Revenue. Retail revenue increased $223 million, or 27.2%, primarily due to an increase of $232 million in new store sales for 2007 compared to new store sales for 2006. The product category that contributed the largest dollar volume increase to our Retail revenue for 2007 was hunting equipment.

     Direct Revenue. Direct revenue increased $42 million, or 3.9%, primarily from growth in sales through our website. Circulation of our catalogs decreased by 206 million pages, or 0.6%, to 36.5 billion pages in 2007. Catalog mail order sales decreased as these sales transitioned to our Internet site and our new retail stores. The number of active customers in our Direct business segment increased by 2.0% over 2006. The camping product category contributed the largest dollar volume increase to our Direct revenue for 2007.

     Financial Services Revenue. Financial Services revenue increased $22 million, or 15.9%, in 2007 compared to 2006. Securitization income increased $20 million over 2006, due primarily to growth in the securitized loan portfolio. Other non-interest income increased $12 million primarily from increases in servicing fees on securitized loans year over year and account growth. Customer rewards costs increased $18 million from continued growth in the Cabela’s CLUB Visa card usage by our customers.

     We also measure the results of our Financial Services business on a non-GAAP managed basis as explained earlier. Interest income measured on a non-GAAP managed basis increased $41 million. The increase in interest income was due to an increase in interest rates and managed credit card loans. Interchange income, net of reward costs, increased by $11 million. Interchange income is driven by net purchases, which increased 20.6% over 2006. Other fee income increased $4 million due to increases of $2 million in late fees and $2 million in payment assurance fees. The increases in interest income and interchange income were offset by an increase in interest expense of $18 million from increases in securitized credit card loans, borrowings, and interest rates, and by an increase in loan losses of $9 million because of increases in managed credit card loans and increases in net charge-offs. Compared to 2006, the number of average active accounts in 2007 grew by 15.7% to over 987,000, and the average balance per active account increased 7.6% to $1,712.

Gross Profit

     Gross profit increased by $112 million, or 13.0%, to $971 million for 2007. Financial Services revenue growth of $22 million resulted in a gross profit percentage increase of 2.6%. Sales of land at higher gross profit margins in 2007 resulted in a gross profit percentage increase of 0.2%. These increases were offset by a decline in merchandising gross profits. Gross margins of our merchandising business increased $88 million, or 12.5%, to $797 million for 2007. Merchandise gross margins as a percentage of revenue of our merchandising business decreased to 36.7% for 2007 from 37.1%. Merchandise gross margins for 2007 were negatively impacted by discounts on merchandise sales associated with advertising and promotional strategies designed to capture additional market share, an increase in hard goods sales with lower margins, and a decrease in apparel sales with higher margins. This decrease was partially offset by an increase in our shipping margin for 2007.

Selling, Distribution, and Administrative Expenses

     Selling, distribution, and administrative expenses increased $105 million, or 14.6%, for 2007 over 2006. The primary reason for the increase in 2007 was the addition of eight new stores in 2007 compared to four added in 2006 along with the addition of infrastructure necessary to support this store expansion. The most significant factors contributing to the increase in selling, distribution, and administrative expenses, and the infrastructure expansion required to support the revenue growth in 2007 from our retail store expansion, included:

          Retail Business Segment:

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

Provision for Income Taxes

     Our effective tax rate was 36.9% for 2007 compared to 37.5% in 2006. The decrease in our effective tax rate for 2007 was primarily due to less state income taxes in 2007 compared to 2006.

Bank Asset Quality

Overview

     We securitize a majority of our credit card loans. On a quarterly basis, we transfer eligible credit card loans into a securitization trust. We are required to own at least a minimum twenty day average of 5% of the interests in the securitization trust. This required amount is our transferor’s interest that totaled $143 million at the end of 2008. Accordingly, retained credit card loans have the same characteristics as credit card loans sold to outside investors. Certain accounts are ineligible for securitization for reasons such as: 1) they are delinquent, 2) they originated from sources other than Cabela's CLUB Visa credit cards, or 3) various other requirements. Loans ineligible for securitization totaled $11 million at the end of 2008 compared to $15 million at the end of 2007.

     The quality of our managed credit card loan portfolio at any time reflects, among other factors: 1) the creditworthiness of cardholders, 2) general economic conditions, 3) the success of our account management and collection activities, and 4) the life-cycle stage of the portfolio. During periods of economic weakness, delinquencies and net charge-offs are more likely to increase. We have mitigated periods of economic weakness by selecting a customer base that is very creditworthy. The median FICO score of our credit cardholders was 786 at the end of 2008 and at the end of 2007.

     We believe that as our credit card accounts mature, they are less likely to result in a charge-off and less likely to be closed. The following table shows our managed credit card loans outstanding at the end of 2008 and 2007 segregated by the number of months passed since the accounts were opened.

	2008		2007
	Loans	Percentage	Loans	Percentage
Months Since Account Opened	Outstanding	of Total	Outstanding	of Total
	(Dollars in Thousands)
6 months or less	$121,603	5.2%	$138,021	6.7%
7 – 12 months	151,201	6.5	131,988	6.4
13 – 24 months	330,973	14.1	272,830	13.3
25 – 36 months	278,318	11.9	243,092	11.8
37 – 48 months	239,563	10.2	205,909	10.0
49 – 60 months	200,463	8.5	194,066	9.4
61 – 72 months	188,233	8.0	196,949	9.6
73 – 84 months	190,425	8.1	200,461	9.7
More than 84 months	646,444	27.5	474,918	23.1
Total	$2,347,223	100.0%	$2,058,234	100.0%

Delinquencies

     We consider the entire balance of an account, including any accrued interest and fees, delinquent if the minimum payment is not received by the payment due date. Our aging method is based on the number of completed billing cycles during which a customer has failed to make a required payment. The following chart shows the percentage of our managed credit card loans that were delinquent at year end:

Number of days delinquent	2008	2007	2006
Greater than 30 days	1.68%	0.97%	0.75%
Greater than 60 days	0.97	0.57	0.44
Greater than 90 days	0.47	0.28	0.18

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

	2008	2007	2006
	(Dollars in Thousands)
Charge-offs	$70,944	$42,853	$31,068
Recoveries	9,496	8,955	5,869
Net charge-offs	$61,448	$33,898	$25,199
Net charge-offs as a percentage of average
managed credit card loans	2.95%	2.01%	1.86%

     For 2008, net charge-offs as a percentage of average managed credit card loans increased to 2.95%, up 94 basis points compared to 2.01% for 2007, principally because of the challenging economic environment. We believe our charge-off levels remain well below industry average and that our increase in net charge-offs in 2008 compared to 2007 was lower than industry averages.

Liquidity and Capital Resources

Overview

     We believe that we will have sufficient capital available from cash on hand, our revolving credit facility, and other borrowing sources to fund our foreseeable cash requirements and near-term growth plans. At the end of 2008 and 2007, cash on a consolidated basis totaled $410 million and $131 million, respectively, of which $402 million and $123 million, respectively, related to cash at our Financial Services business segment, which is expected to be utilized by our Financial Services business segment to meet its liquidity requirements. In 2008, our Financial Services business completed two term securitizations totaling $700 million, added two variable funding facilities totaling $500 million, and renewed a $350 million variable funding facility. We expect these additional liquidity sources, as well as the brokered and non-brokered certificates of deposit market, to provide adequate liquidity to this segment for 2009. On February 19, 2009, Moody's Investors Service announced that it had downgraded the ratings on 21 classes of asset-backed notes issued by the trust of our Financial Services business segment. Moody’s Investors Service is one of three rating agencies that rate our Financial Services business' term securitizations. We do not believe that this downgrade will have a significant impact on the ability of our Financial Services business to complete other securitization transactions on acceptable terms or to access financing.

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

     Our $430 million unsecured revolving credit facility and unsecured senior notes contain certain financial covenants, including the maintenance of minimum debt coverage, a fixed-charge coverage ratio, a cash flow leverage ratio, and a minimum tangible net worth standard. In the event that we failed to comply with these covenants and the failure to comply would go beyond 30 days, a default would trigger and all principal and outstanding interest would immediately be due and payable. At December 27, 2008, we were in compliance with all financial covenants under our credit agreements and unsecured notes. We anticipate that we will continue to be in compliance with all financial covenants under our credit agreements and unsecured notes throughout 2009.

     In addition, recent and unprecedented distress in the worldwide credit markets has had an adverse impact on the availability of credit. Although our $430 million unsecured revolving credit facility does not expire until June 2012, continued market deterioration could jeopardize the counterparty obligations of one or more of the banks participating in our facility, which could have an adverse effect on our business if we are not able to replace such credit facility or find other sources of liquidity on acceptable terms. We currently expect all participating banks to provide funding as needed pursuant to the terms of our credit facility.

     Financial Services Business Segment (World’s Foremost Bank or “WFB”) – The primary cash requirements of WFB relate to the financing of credit card loans. These cash requirements will increase if our credit card originations increase or if our cardholders' balances or spending increase. WFB sources operating funds in the ordinary course of business through various financing activities, which includes funding obtained from securitization transactions, borrowing under its credit agreement or federal funds purchase agreements, obtaining brokered and non-brokered certificates of deposit, and generating cash from operations. WFB plans to fund more of its credit card portfolio through certificates of deposit primarily due to the current weakness and higher borrowing costs of the securitization market. We expect WFB’s certificates of deposit funding strategy to continue in 2009 until the securitization market returns to a more normalized level.

     In addition, our existing credit agreement limits the amount of capital we can contribute to WFB to $25 million in any fiscal year or $75 million in the aggregate. In December 2008, we made a $25 million capital contribution to WFB through a convertible participating preferred stock investment. WFB is prohibited by regulations from lending money to Cabela’s or other affiliates. WFB is subject to capital requirements imposed by Nebraska banking law and the Visa membership rules, and its ability to pay dividends is also limited by Nebraska and Federal banking law. With the current disruptions in the credit markets, our Financial Services business, like many other financial institutions, has increased its funding from certificates of deposits. With the increase in other financial institutions relying on the deposits market for liquidity and funding, competition in the deposits market may increase resulting in less funds available or at unattractive rates. Our ability to issue certificates of deposit is reliant on our current regulatory capital levels. If our bank subsidiary were to be classified as an “adequately capitalized” bank, we would be required to obtain a waiver from the FDIC in order to continue to issue certificates of deposits.

     While we intend to finance our growth initiatives and operations with existing cash, cash flow from operations, and borrowings under our existing revolving credit facility, we may require additional financing to support our growth initiatives and operations. However, due to the existing uncertainty in the capital and credit markets, our access to capital may not be available on terms acceptable to us or at all. Further, the ability of our Financial Services business to engage in securitization transactions on favorable terms or at all could be adversely affected by further disruptions in the capital markets or other events, which could materially affect our business and cause our Financial Services business to lose an important source of capital. In addition to the non-brokered certificates of deposit market to fund growth and maturing securitizations, we have access to the brokered certificates of deposit market through multiple financial institutions for liquidity and funding purposes.

     Furthermore, poor performance of WFB’s securitized credit card loans, including increased delinquencies and credit losses, lower payment rates, or a decrease in excess spreads below certain thresholds, could result in a downgrade or withdrawal of the ratings on the outstanding securities issued in WFB’s securitization transactions, cause early amortization of these securities, or result in higher required credit enhancement levels. On February 19, 2009, Moody's Investors Service announced that it had downgraded the ratings on 21 classes of asset-backed notes issued by the trust of our Financial Services business. Downgrades could negatively impact the ability of our Financial Services business to complete other securitization transactions on acceptable terms or at all and force our Financial Services business to rely on other potentially more expensive funding sources, to the extent available, which would decrease our profitability. We do not believe that this downgrade will have a significant impact on the ability of our Financial Services business to complete other securitization transactions on acceptable terms or to access financing.

     The proposed amendments issued by the Financial Accounting Standards Board to FAS 140 and FASB Interpretation No. 46R, if adopted, could require us to consolidate the assets and liabilities of our bank subsidiary’s securitization trusts. This could cause us to breach certain financial covenants in our revolving credit facility and unsecured notes. This could also have a significant effect on our financial condition and ability to meet the capital maintenance requirements of our bank subsidiary, as affected off-balance sheet loans would be recorded on our consolidated balance sheet and could be subject to regulatory capital requirements. If the proposed amendments are adopted, we may have to contribute capital to WFB, which may require us to raise additional debt or equity capital and/or divert capital from our Retail and Direct businesses, which in turn could significantly alter our growth initiatives.

Operating, Investing and Financing Activities

     The following table presents changes in our cash and cash equivalents for the years ended:

	2008	2007	2006
	(In Thousands)
Net cash derived from operating activities	$154,968	$31,828	$54,957
Net cash used in investing activities	(98,211)	(331,493)	(144,696)
Net cash provided by financing activities	222,165	257,944	175,719

2008 versus 2007

     Operating Activities – Cash derived from operating activities increased $123 million for 2008 compared to 2007. Inventory balances decreased $91 million at the end of 2008 over 2007, resulting in a net improvement in cash  due to a net change in cash flows of $210 million between years in inventory. We focused on inventory reduction in 2008 compared to 2007 in which we opened eight new stores. Cash derived from operating activities also included a $63 million net increase between years related to WFB’s proceeds from securitization transactions, net of originations of credit card loans. For 2008, WFB received cash on a net basis for credit card originations (net of cash received from collections, proceeds from new securitizations, and changes in retained interests) of $21 million compared to $42 million of net cash used in 2007. In addition, land held for sale or development increased $12 million compared to 2007 as we increased our holdings in land investment. Partially offsetting these improvements in cash was a decrease in accounts payable and accrued expenses of $94 million between years, mostly due to the reduction in inventory in 2008 compared to 2007, as the accounts payable and accrued expenses balances decreased $108 million at the end of 2008 compared to 2007. The net change in the liability for gift instruments and credit card reward points was a decrease of $39 million over 2007 from increased sales of gift cards in the prior year compared to 2008. In addition, the net change in current and deferred income taxes payable was a decrease of $33 million in 2008 compared to 2007 due to nearly $56 million paid in 2008 for federal and state income taxes.

     Investing Activities – Cash used in investing activities decreased $233 million for 2008 compared to 2007. This net decrease was primarily due to less expenditures related to the development and construction of the new retail stores in 2008 compared to 2007. For 2008, cash paid for property and equipment additions totaled $91 million compared to $336 million for 2007. We opened our Scarborough, Maine, store in May 2008, and our Rapid City, South Dakota, store in August 2008, compared to eight retail stores opened in 2007. A retail store in Billings, Montana, is currently scheduled to open in the second quarter of 2009. At December 27, 2008, we estimate remaining total capital expenditures, including the purchase of any economic development bonds, to approximate $93 million relating to the development, construction, and completion of retail stores. We expect to fund these estimated capital expenditures with funds from operations. Economic development bonds totaling $3 million related to our Mitchell, South Dakota, retail store were retired in 2008 and bonds totaling $45 million were retired in 2007. We purchased $19 million of economic development bonds in 2008 compared to $36 million in 2007, and used $9 million in the September 2007 acquisition of S.I.R. Warehouse Sports in Winnipeg, Manitoba.

     The following table highlights the growth of our retail stores, and the activity of economic development bonds related to the construction of these stores and related projects, for the years ended:

	2008	2007
	(Dollars In Thousands)
Property and equipment additions	$91,164	$335,644
Purchases of economic development bonds	18,525	36,223
Acquisition of outdoor equipment retailer, net of cash acquired	—	9,277
Total	$109,689	$381,144

Proceeds from retirements and maturities of economic development bonds	$3,405	$45,427
Number of new retail stores opened or acquired during the year	2	9
Number of retail stores at the end of the year	29	27

     Financing Activities – Cash provided by financing activities decreased $36 million for 2008 compared to 2007. This net decrease between years from financing activities was due to a net change in WFB’s short-term borrowings of $200 million primarily from the repayment of a variable funding facility credit agreement and a net decrease of $87 million in borrowings primarily on lines of credit for working capital and inventory financing. In addition, long-term debt decreased $26 million comparing years due to prepayment of debt at the end of 2008. Partially offsetting these decreases was an increase of $326 million in time deposits at the end of 2008 compared to 2007, which WFB utilized to help fund its credit card operations, resulting in a net change in cash flows of $267 million between years.

     The following table highlights the borrowing activity of our merchandising business and bank operations for the years ended:

	2008	2007
	(In Thousands)
Borrowings on (repayment of) lines of credit and short-term debt, net	$(37,575)	$49,691
Borrowing on (repayment of) variable funding facility – WFB	(100,000)	100,000
Issuances of long-term debt, net of repayments	8,326	33,792
Total	$(129,249)	$183,483

     The following table summarizes our availability under debt and credit facilities, excluding the facilities of WFB, at the end of years:

	2008	2007
	(In Thousands)
Amounts available for borrowing under credit facilities (1)	$445,000	$340,000
Principal amounts outstanding	(26,465)	(58,023)
Outstanding letters of credit and standby letters of credit	(16,117)	(59,596)
Remaining borrowing capacity	$402,418	$222,381
____________________

(1)

Effective April 2, 2008, we increased our revolving credit facility by $105 million to $430 million, resulting in a total amount available for borrowing of $445 million, including the credit facility for our Canada operations.

     In addition, WFB has total borrowing availability of $110 million under its transferor’s interest credit agreement ($25 million) and agreements to borrow federal funds ($85 million). WFB entered into a credit agreement in 2007 for a $100 million variable funding facility secured by a participation interest in the bank’s transferor’s interest of the Cabela’s Master Credit Card Trust. In May 2008, this credit facility was modified to a $25 million commitment and was extended to May 28, 2009. These funds were used to fund continued growth of WFB’s credit card portfolio. At the end of December 2008, the full $110 million of borrowing capacity was available to WFB.

     In 2008, we issued $57 million of 7.20% unsecured senior notes to institutional buyers. Scheduled principal repayments of $8 million are payable beginning January 16, 2012, and annually thereafter until their maturity at January 16, 2018. Interest is payable semi-annually. We used the proceeds to pay down existing debt and for general corporate purposes. In 2007, we issued $60 million aggregate principal amount of 6.08% unsecured senior notes. We used the proceeds from this offering for new retail store expansion, including property and equipment additions, purchase of economic development bonds, and general corporate purposes.

     Our $430 million credit agreement requires that Cabela’s comply with certain financial and other customary covenants, including 1) a fixed charge coverage ratio (as defined) of no less than 1.50 to 1.00 as of the last day of any quarter; 2) a cash flow leverage ratio (as defined) of no more than 3.00 to 1.00 as of the last day of any quarter; and 3) a minimum tangible net worth standard (as defined). In addition, certain of the long-term debt agreements contain various covenants and restrictions such as the maintenance of minimum debt coverage, net worth, and financial ratios. The significant financial ratios and net worth requirements in the long-term debt agreements are 1) a limitation of funded debt to be less than 60% of consolidated total capitalization; 2) cash flow fixed charge coverage ratio, as defined, of no less than 2.00 to 1.00 as of the last day of any quarter; and 3) a minimum consolidated adjusted net worth (as defined). Also, the debt agreements contain cross default provisions to other outstanding credit facilities. In the event that we failed to comply with these covenants and the failure to comply would go beyond 30 days, a default would trigger and all principal and outstanding interest would immediately be due and payable. At December 27, 2008, we were in compliance with all financial covenants under our credit agreements and unsecured notes. We anticipate that we will continue to be in compliance with all financial covenants under our credit agreements and unsecured notes throughout 2009.

2007 versus 2006

     Operating Activities – Cash derived from operating activities decreased $23 million for 2007 compared to 2006. This net decrease in cash was primarily due to a net change of $31 million in inventories, as inventory balances increased $124 million over 2006 due to more new store openings in 2007. The inventory increase was funded by accounts payable, which had a net increase of $42 million compared to 2006. The net increase in accounts payable was impacted by a $40 million decrease compared to 2006 due to a decrease in the payable to the third party processor for WFB’s credit card transactions. In addition, land held for sale or development was up $11 million over 2006 as we increased our holdings in land investment. These uses of cash from operating activities were partially offset by an $18 million net increase between years related to WFB’s funding from securitization transactions. For 2007, WFB used cash for credit card originations (net of cash received from collections, proceeds from new securitizations, and changes in retained interests) of $53 million compared to $71 million in 2006. We received $17 million in tenant allowances during 2007, which accounts for most of the net increase of $19 million in other long-term liabilities; and the liability for gift certificates and credit card reward points increased $17 million over 2006 from increased sales of gift cards. In addition, depreciation and amortization increased $14 million offsetting cash used in operating activities.

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

     Financing Activities – Cash provided by financing activities increased $82 million for 2007 compared to 2006. This net increase from financing activities comparing periods was due to a net increase of $66 million in time deposits, with WFB increasing its short-term borrowings to $100 million to fund its credit card operations, and a net increase of $35 million in borrowings primarily on lines of credit related to new stores which opened in 2007. In addition, unpresented checks net of bank balance increased $33 million due to timing of when checks cleared our bank. Partially offsetting these increases was a net decrease of $152 million in long-term debt ($215 million borrowed in 2006) used to support our retail store expansion.

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

     Grants – We generally have received grant funding in exchange for commitments made by us to the state or local government providing the funding. The commitments, such as assurance of agreed employment and wage levels at our retail stores or that the retail store will remain open, typically phase out over approximately five to ten years. If we fail to maintain the commitments during the applicable period, the funds we received may have to be repaid or other adverse consequences may arise, which could affect our cash flows and profitability. As of December 27, 2008, the total amount of grant funding subject to a specific contractual remedy was $11 million.

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

     After purchasing the bonds, we typically record them on our consolidated balance sheet classified as “available for sale” and value them based upon management’s projections of the amount of tax revenue expected to be generated to support principal and interest payments on the bonds. Because of the unique features of each project, there is no independent market data for valuation of these types of bonds. If sufficient tax revenue is not generated by the subject properties, we will not receive scheduled payments and will be unable to realize the full value of the bonds carried on our consolidated balance sheet. As of December 27, 2008, $113 million of economic development bonds were recorded on our consolidated balance sheet.

     The negotiation of these economic development arrangements has been important to our retail store expansion in the past, and these arrangements may be an important factor in our retail store expansion strategy in certain locations because they allow us to avoid or recapture a portion of the costs involved with opening a new store.

Securitization of Credit Card Loans

     WFB historically has funded most of its growth in credit card loans through an asset securitization program. Asset securitization is a practice commonly used by credit card issuers to fund credit card loans at attractive rates. WFB enters into asset securitization transactions, which involve the two-tier sale of a pool of credit card loans from WFB to a wholly owned special purpose entity, and from that wholly owned special purpose entity to a second special purpose entity that is organized as a trust. The trust is administered by an independent trustee. Because the trust qualifies as a “qualified special purpose entity” within the meaning of Statement of Financial Accounting Standards No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (“FAS 140”), its assets and liabilities are not consolidated in our balance sheet in accordance with FAS 140.

     The trust issues to outside investors various forms of notes each of which has an undivided interest in the assets of the trust. The trust pays to the holders of the notes a portion of future scheduled cash flows under preset terms and conditions, the receipt of which is dependent upon cash flows generated by the underlying performance of the assets of the trust.

     WFB retains a "transferor’s interest" in the securitized loans, which ranks equal with the investor certificates and notes; an "interest-only strip," which represent the right to receive excess cash available after repayment of all amounts to the investors; servicing rights; cash reserve accounts and cash accounts in some cases as added protection for investors, and asset-backed securities in three of the securitizations. Neither the investors nor the trust have recourse against WFB beyond the assets of the trust, other than for breaches of certain customary representations, warranties, and covenants and minimum account balance levels which must be maintained to support our retained interests. These representations, warranties, covenants, and the related indemnities do not protect the trust or the outside investors against credit-related losses on the loans.

     WFB records its interest-only strips as an asset at fair value, which is an amount equal to the estimated present value of cash flows to be received by WFB over the expected outstanding period of the loans. These cash flows essentially represent finance charges and late fees in excess of the amounts paid to note holders, credit losses, and servicing and administration fees. WFB uses certain valuation assumptions related to the average lives of the loans sold and anticipated credit losses, as well as a discount rate commensurate with the risks involved, in determining the estimated present value of the interest-only strips. Changes in the average life of the loans sold, discount rate, and credit-loss percentage could adversely impact the actual value of the interest-only strips. Accordingly, actual results could differ materially from the estimates, and changes in circumstances could result in significant future changes to the assumptions currently being used.

     Gains on securitization transactions, fair value adjustments, and earnings on our securitizations are included in consolidated revenue in the consolidated statement of income. The cash accounts, asset-backed securities, the interest-only strips, and cash reserve accounts are included on our consolidated balance sheet as “retained interests in securitized loans.” All of WFB’s securitization transactions are currently accounted for as sale transactions. As a result, the loans relating to those pools of assets are not reflected on our consolidated balance sheet, other than WFB’s transferor’s interest, cash reserve accounts, asset-backed securities and interest-only strips.

     A credit card loan represents a financial asset. Unlike a mortgage or other closed-end loan account, the terms of a credit card account permit a customer to borrow additional amounts and to repay each month an amount the customer chooses, subject to a monthly minimum payment requirement. The credit card account remains open after repayment of the balance and the customer may continue to use it to borrow additional amounts. WFB reserves the right to change the credit card account terms, including interest rates and fees, in accordance with the terms of the credit card agreement and applicable law. The credit card account is, therefore, separate and distinct from the loan. In a credit card securitization, the credit card account relationships are not sold to the securitization entity. WFB retains ownership of the credit card account relationship, including the right to change the terms of the credit card account.

     WFB sells our credit card loans in the ordinary course of business through a commercial paper conduit program and longer-term fixed and floating rate securitization transactions. In a conduit securitization, credit card loans of WFB are converted into securities and sold to commercial paper issuers, which pool the securities with those of other issuers. The amount securitized in a conduit structure is allowed to fluctuate within the terms of the facility, which may provide greater flexibility for liquidity needs.

     The total amounts and maturities for the credit card securitizations of WFB as of December 27, 2008, were as follows:

		Initial		Expected Final
Series	Type	Amount	Interest Rate	Maturity
(Dollars in Thousands)
Series 2004-I	Term	$75,000	Fixed	March 2009
Series 2004-II	Term	175,000	Floating	March 2009
Series 2005-I	Term	140,000	Fixed	October 2010
Series 2005-I	Term	110,000	Floating	October 2010
Series 2006-III	Term	250,000	Fixed	October 2011
Series 2006-III	Term	250,000	Floating	October 2011
Series 2008-I	Term	461,500	Fixed (1)	December 2010
Series 2008-I	Term	38,500	Floating	December 2010
Series 2008-IV	Term	122,500	Fixed	September 2011
Series 2008-IV	Term	77,500	Floating	September 2011
Total term		1,700,000

Series 2006-I	Variable Funding	376,355	Floating	October 2009
Series 2008-II	Variable Funding	320,856	Floating	June 2009
Series 2008-III	Variable Funding	213,904	Floating	July 2009
Total variable		911,115
Total available		$2,611,115
____________________

(1)	The trust entered into an interest rate swap agreement to convert the floating rate notes with a notional amount of $229.85 million into a fixed rate obligation.

     We have been, and will continue to be, particularly reliant on funding from securitization transactions for WFB. A failure to renew existing facilities or to add additional capacity on favorable terms as it becomes necessary could increase our financing costs and potentially limit our ability to grow the business of WFB. Unfavorable conditions in the asset-backed securities markets generally, including the unavailability of commercial bank liquidity support or credit enhancements, could have a similar effect. During 2008, WFB completed two term securitizations totaling $700 million, added two variable funding facilities totaling $500 million, and renewed a $350 million variable funding facility. We expect these additional liquidity sources and the certificates of deposit market to provide adequate liquidity to WFB for 2009.

     Furthermore, poor performance of WFB’s securitized credit card loans, including increased delinquencies and credit losses, lower payment rates, or a decrease in excess spreads below certain thresholds, could result in a downgrade or withdrawal of the ratings on the outstanding securities issued in WFB’s securitization transactions, cause early amortization of these securities, or result in higher required credit enhancement levels. On February 19, 2009, Moody's Investors Service announced that it had downgraded the ratings on 21 classes of asset-backed notes issued by WFB's securitization trust. Downgrades could negatively impact WFB’s ability to complete other securitization transactions on acceptable terms or at all and force WFB to rely on other potentially more expensive funding sources, to the extent available, which would decrease our profitability. We do not believe that this downgrade will have a significant impact on the ability of our Financial Services business to complete other securitization transactions on acceptable terms or to access financing.

Certificates of Deposit

     WFB utilizes brokered and non-brokered certificates of deposit to partially finance its operating activities. WFB issues certificates of deposit in a minimum amount of one hundred thousand dollars in various maturities. As of December 27, 2008, WFB had $486 million of certificates of deposit outstanding with maturities ranging from January 2009 to April 2016 and with a weighted average effective annual fixed rate of 4.64%. This outstanding balance compares to $161 million at December 29, 2007, with a weighted average effective annual fixed rate of 5.01%.

Impact of Inflation

      We do not believe that our operating results have been materially affected by inflation during the preceding three years. We cannot assure, however, that our operating results will not be adversely affected by inflation in the future.

Contractual Obligations and Other Commercial Commitments

     The following tables provide summary information concerning our future contractual obligations at the end of 2008.

	2009	2010	2011	2012	2013	Thereafter	Total
	(In Thousands)
Long-term debt (1)	$588	$7,087	$663	$28,842	$8,889	$320,297	$366,366
Interest payments (2)	20,805	20,778	20,750	20,426	19,807	52,313	154,879
Capital lease obligations	1,075	1,000	1,000	1,000	1,000	22,500	27,575
Operating leases	5,616	5,090	4,604	4,167	4,167	83,902	107,546
Time deposits by maturity	178,817	82,357	115,230	34,912	74,683	200	486,199
Obligations under new store
and expansion arrangements (3)	14,159	81,969	680	1,701	735	4,578	103,822
Purchase obligations (4)	427,969	14,974	9,047	6,257	4,988	—	463,235
Deferred compensation	2,759	2,433	—	—	—	—	5,192
Unrecognized tax benefits	—	—	—	—	—	3,076	3,076
Total	$651,788	$215,688	$151,974	$97,305	$114,269	$486,866	$1,717,890
____________________

(1)

Includes $20 million owed under our $430 million credit agreement, and $6 million owed under our $15 million credit agreement for operations in Canada. Excludes amounts owed under capital lease obligations.

(2)	These amounts do not include estimated interest payments due under our revolving credit facilities because the amount that will be borrowed under these facilities in future years is uncertain.

(3)

At December 27, 2008, obligations for new store and expansion arrangements include approximately $93 million of estimated contractual obligations and commitments associated with 1) the completion of our 2008 store expansion obligations, 2) projected retail store-related expansion, and 3) certain obligations under economic development bonds. The table does not include any amounts for contractual obligations and commitments associated with retail store locations where we are in the process of certain negotiations.

(4)

Our purchase obligations relate primarily to purchases of inventory, shipping, and other goods and services in the ordinary course of business under binding purchase orders or contracts. The amount of purchase obligations shown is based on assumptions regarding the legal enforceability against us of purchase orders or contracts we had outstanding at the end of 2008. Under different assumptions regarding our rights to cancel our purchase orders, or different assumptions regarding the enforceability of the purchase orders under applicable laws, the amount of purchase obligations shown in the preceding table would be less.

     The following tables provide summary information concerning other commercial commitments at the end of 2008.

2009
(In Thousands)
Letters of credit (1)	$8,848
Standby letters of credit (1)	7,269
Revolving line of credit for boat and ATV inventory (2)	5,162
Open account document instructions	35,622
Bank – federal funds (3)	—
Total	$56,901
____________________

(1)

Our credit agreement allows for maximum borrowings of $430 million including lender letters of credit and standby letters of credit. At December 27, 2008, the total amount of borrowings under this revolving line of credit, including lender letters of credit and standby letters of credit, was $36 million. Our credit agreement for operations in Canada is for $15 million, with $6 million available for borrowing at December 27, 2008.

(2)	The line of credit for boat and ATV financing is limited by the aforementioned $430 million revolving line of credit to $50 million of secured collateral.

(3)	The maximum amount that can be borrowed on the federal funds agreements is $85 million.

Off-Balance Sheet Arrangements

     Operating Leases - We lease various items of office equipment and buildings. Rent expense for these operating leases is recorded in selling, distribution, and administrative expenses in the consolidated statements of income. Future obligations are shown in the preceding contractual obligations table.

     Credit Card Limits - WFB bears off-balance sheet risk in the normal course of its business. One form of this risk is through WFB’s commitment to extend credit to cardholders up to the maximum amount of their credit limits. The aggregate of such potential funding requirements totaled $13 billion above existing balances as of December 27, 2008. These funding obligations are not included on our consolidated balance sheet. While WFB has not experienced, and does not anticipate that it will experience, a significant draw down of unfunded credit lines by its cardholders, such an event would create a cash need at WFB which likely could not be met by our available cash and funding sources. WFB has the right to reduce or cancel these available lines of credit at any time.

     Securitizations - All of WFB’s securitization transactions have been accounted for as sales transactions and the credit card loans relating to those pools of assets are not reflected in our consolidated balance sheet.

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

     For a summary of our significant accounting policies, please refer to Note 1 of our consolidated financial statements. We believe the accounting policies discussed below represent accounting policies we apply that are the most critical to understanding our consolidated financial statements.

Merchandise Revenue Recognition

     Revenue is recognized on our Internet and catalog sales when merchandise is delivered to customers at the point of delivery, with the point of delivery based on our estimate of shipping time from our distribution centers to the customer. We recognize reserves for estimated product returns based upon our historical return experience and expectations. Had our estimate of merchandise in-transit to customers and our estimate of product returns been different by 10% at the end of 2008, our operating income would have been higher or lower by approximately $2 million. Sales of gift instruments are recorded in merchandise revenue when the gift instruments are redeemed in exchange for merchandise and as a liability prior to redemption. We recognize breakage on gift instruments as revenue when the probability of redemption is remote. Historically, the Company recognized breakage seven years after the issuance of a gift certificate or gift card. In the fourth quarter of 2008, we began recognizing breakage income on gift instruments four years after issuance as a result of changes in historical trends in the types of gift instruments issued and the related redemption rates. The impact of the change in estimate in the fourth quarter of 2008 was an increase in revenue and operating income of approximately $9 million. Had our estimate of breakage on our recorded liability for gift instruments been different by 10% of the recorded liability at the end of 2008, our operating income would have been higher or lower by approximately $11 million.

Inventories

     We estimate provisions for inventory shrinkage, damaged goods returned values, and obsolete and slow-moving items based on historical loss and product performance statistics and future merchandising objectives. While we do not believe there is a reasonable likelihood there will be a material change in the future impacting these estimates, actual losses can be higher or lower based on future merchandising decisions and retail economic trends. Had our estimated inventory reserves been different by 10% at the end of 2008, our cost of sales would have been higher or lower by approximately $1 million.

Catalog Costs

     Deferred catalog costs consist of incremental internal and third-party direct costs incurred in the development, production, and circulation of our direct mail catalogs, composed principally of creative design, prepress/production, paper, printing, postal, and mailing costs. Deferred catalog costs are amortized over their expected period of future benefit or twelve months, whichever is shorter, based upon sales forecasts developed using historical sales for similar catalog offerings. Deferred catalog expenses are evaluated for recoverability at each reporting period by comparing the carrying amount associated with each catalog to actual sales data and to projected future cash flows. Had our amortization estimate of deferred catalog costs been different by 10% for 2008, our catalog costs expense would have been higher or lower by approximately $2 million.

Economic Development Bonds

     We recognize economic development bond investments based on estimates of the discounted future cash payments to be received under these bonds. These estimates are also the basis for our recognition of deferred grant revenue to be received under the economic development grants as an offset to construction costs which is amortized over the asset lives of the development. These cash flow estimates are dependent on property and/or sales tax collections derived from our operations, and potentially other businesses, some of which may be in the development stage. Had our fair value estimates been lower by 10% as of the end of 2008, the value of economic development bonds reflected in our consolidated financial statements would have been approximately $11 million less with the unrealized loss reflected in comprehensive income (loss) if the loss was deemed to be temporary. Any declines in the fair value of held-to-maturity and available-for-sale economic development bonds below cost that are deemed to be other than temporary are reflected in earnings as realized losses. Gains and losses on sales are recorded on the trade date and determined using the specific identification method.

Asset Securitization

     WFB securitizes the majority of its credit card loans, and recognizes gains or losses on the sales, as well as records certain retained interests, including transferor’s interest, interest only strips, cash reserve accounts, cash accounts, and asset-backed securities, which are all subject to significant valuation assumptions. The interests in securitized receivables, including the transferor’s interest, interest only strips, cash reserve accounts, cash accounts and asset-backed securities, are reported at fair value or cost in the consolidated balance sheets. Certain estimates used in the determinations of gains on sales, and the related fair values of the asset accounts, are influenced by factors outside of our control, and as a result, such estimates could materially change in the near term. On a quarterly basis, we review and adjust, as appropriate, the assumptions and estimates used in determining the fair value of the related accounts recognized in connection with these securitization transactions. If these assumptions change, or actual results differ from projected results, asset balances and securitization income would be affected. If we had made different assumptions for the periods covered by the consolidated financial statements, WFB’s financial position and results of operations could have differed materially.

      Certain of these assumptions and estimates will change in the future with changes in market and economic conditions. For example, rates paid to investors, as well as projected interest income, are primarily variable rates which change with market interest rate changes, and loan payment rates could fluctuate based on general economic conditions. Changes in these factors may result in future estimates of the excess spread and payment rates being materially different from the estimates used in 2008. Refer to Note 4 for the sensitivity analysis of the current fair value of retained interests and the impact on fair value from an immediate adverse change of 10% and 20% in the key economic assumptions used to determine fair value.

Recent Accounting Standards and Pronouncements

     As of December 30, 2007, FAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities-Including an Amendment to FASB Statement No. 115 became effective for the Company. This statement permits entities to choose to measure many financial instruments and certain other items at fair value on an instrument by instrument basis with changes in fair value reported in earnings. The Company has elected not to adopt the fair value option under FAS No. 159 on any financial instruments or other items held.

     Effective December 30, 2007, we adopted the provisions of FAS No. 157, Fair Value Measurements. This statement defines fair value, establishes a hierarchal disclosure framework for measuring fair value, and requires expanded disclosures about fair value measurements. The provisions of FAS 157 apply to all financial instruments that are being measured and reported on a fair value basis. In addition, in February 2008, the FASB issued FASB Staff Position (“FSP”) FAS 157-2, Effective Date of FASB Statement No. 157. This FSP delays the effective date of FAS 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for all nonfinancial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The partial adoption of FAS 157 did not have any impact on our financial position or results of operations. We do not believe that the adoption of FAS 157, as it relates to nonfinancial assets and liabilities, will have a material impact on our financial position or results of operations.

     In December 2007, the FASB issued FAS No. 141R, Business Combinations, which replaces FAS No. 141. FAS 141R establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired and the liabilities assumed. This statement applies prospectively to all business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. FAS 141R will be applicable to us beginning in fiscal year 2009.

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

     In February 2008, the FASB issued FASB Staff Position No. FAS 140-3, Accounting for Transfers of Financial Assets and Repurchase Financing Transactions. The objective of this FSP is to provide implementation guidance on accounting for a transfer of a financial asset and repurchase financing. The FSP presumes that an initial transfer of a financial asset and a repurchase financing are considered part of the same arrangement (linked transaction) under FAS 140. However, if certain criteria are met, the initial transfer and repurchase financing shall not be evaluated as a linked transaction and shall not be evaluated under FAS 140. FSP FAS 140-3 is effective for fiscal years beginning after November 15, 2008. We do not believe that the adoption of this statement will have a material effect on our financial position or results of operations.

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

     On September 15, 2008, the FASB issued two exposure drafts proposing amendments to FAS 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities and FASB Interpretation No. 46R, Consolidation of Variable Interest Entities. Currently, the transfers of our bank subsidiary’s credit card receivables in securitization transactions qualify for sale accounting treatment. The trusts used in our bank subsidiary’s securitizations are not consolidated with us for financial reporting purposes because the trusts are qualifying special purpose entities. Because the transfers qualify as sales and the trusts are not subject to consolidation, the assets and liabilities of the trusts are not reported on our consolidated balance sheet under generally accepted accounting principles. Under the proposed amendments, the concept of a QSPE would be eliminated and would modify the consolidation model for variable interest entities and require continual reassessment of consolidation conclusions. As proposed, these amendments would be effective for us at the beginning of our 2010 fiscal year. The proposed amendments, if adopted, could require us to consolidate the assets and liabilities of our bank subsidiary’s securitization trusts. This could cause us to breach certain financial covenants in our credit agreements and unsecured notes. This could have a significant effect on our financial condition and ability to meet the capital maintenance requirements of our bank subsidiary, as affected off-balance sheet loans would be recorded on our consolidated balance sheet and may be subject to regulatory capital requirements. Additionally, if WFB does not meet the requirements for the well-capitalized category under the regulatory framework for prompt corrective action, the ability to obtain certificates of deposit could be affected.

     On December 11, 2008, the FASB issued FASB Staff Position No. FAS 140-4 and FIN 46(R)-8, Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities. As a result of the new FSP issuers must provide additional disclosures about transfers of financial assets and involvement with variable interest entities. The requirements apply to transferors, sponsors, servicers, primary beneficiaries, and holders of significant variable interests in a variable interest entity (“VIE”) or qualifying special purpose entity. The Staff Position is effective for the first interim period or fiscal year ending after December 15, 2008, and each interim and annual period thereafter until the effective date of the amendments to FAS 140 and Interpretation 46R, which are still being deliberated. The new requirements include disclosure objectives as well as required specified disclosures. The specified disclosures focus both on continuing involvement with transferred financial assets, including involvement related to securitizations or asset-backed financing arrangements, and on a company’s involvement with VIEs. The Company has included the required disclosures in Note 4 of our consolidated financial statements. The adoption of FSP FAS 140-4 did not have any impact on our financial position or results of operations.

     On January 12, 2009, the FASB issued FASB Staff Position No. EITF 99-20-1, Amendments to the Impairment Guidance of EITF Issue No. 99-20. The FSP eliminates the requirement that a holder’s best estimate of cash flows be based upon those “that a market participant” would use. Instead, the FSP requires that an other-than-temporary impairment be recognized through earnings when it is probable that there has been an adverse change in the holder’s estimated cash flows from the cash flows previously projected. The Staff Position is effective for the first interim period or fiscal year ending after December 15, 2008, and each interim and annual period thereafter. Retroactive application to a prior interim period is not permitted. The adoption of FSP EITF 99-20-1 did not have any impact on our financial position or results of operations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We are exposed to interest rate risk through our bank's operations and, to a lesser extent, through our merchandising operations. We also are exposed to foreign currency risk through our merchandising operations.

Financial Services Interest Rate Risk

     Interest rate risk refers to changes in earnings or the net present value of assets and off-balance sheet positions, less liabilities (termed "economic value of equity") due to interest rate changes. To the extent that interest income collected on managed credit card loans and interest expense do not respond equally to changes in interest rates, or that rates do not change uniformly, securitization earnings and economic value of equity could be affected. Our net interest income on managed credit card loans is affected primarily by changes in short term interest rate indices such as LIBOR. At the end of 2008, the variable rate credit card loans were indexed to the prime rate. To mitigate our interest rate risk, beginning January 2009, the variable rate credit loans were indexed to one month LIBOR and the credit card portfolio was segmented into risk-based pricing tiers each with a different interest margin. Securitization notes are indexed to LIBOR-based rates of interest and are periodically repriced. Certificates of deposit are priced at the current prevailing market rate at the time of issuance. We manage and mitigate our interest rate sensitivity through several techniques, but primarily by indexing the customer rates to the same index as our cost of funds. Additional techniques we use include managing the maturity, repricing, and distribution of assets and liabilities by issuing fixed rate securitization notes and entering into interest rate swaps.

     The table below shows the mix of our credit card account balances at the years ended:

	2008	2007	2006
As a percentage of total balances outstanding:
Balances carrying interest rate based upon the
the national prime lending rate	66.1%	61.1%	60.2%
Balances carrying an interest rate of 9.99%	1.9	3.1	3.3
Balances carrying an interest rate of 0.00%	1.3	0.3	0.1
Balances not carrying interest because their
previous month's balance was paid in full	30.7	35.5	36.4
	100.0%	100.0%	100.0%

     Charges on the credit cards issued by our Financial Services segment were priced at a margin over the defined national prime lending rate, subject to certain interest rate floors. No interest is charged if the account is paid in full within 20 days of the billing cycle, which represent 30.7% of total balances outstanding. Credit card balances with a zero percentage interest rate have increased over prior years due to an increase in promotional merchandise offers. Some of the zero percentage promotion expenses are passed through to the merchandise vendors for each specific promotion offered.

     Management has performed several interest rate risk analyses to measure the effects of the timing of the repricing of our interest sensitive assets and liabilities. Based on these analyses, we believe that an immediate 200 basis point, or 2.0%, increase in market rates for which our assets and liabilities are indexed would cause a pre-tax decrease to income of $5 million for our Financial Services segment over the next twelve months, which could have a material effect on our operating results.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

TABLE OF CONTENTS

Page
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	65
CONSOLIDATED FINANCIAL STATEMENTS:
Consolidated Statements of Income	66
Consolidated Balance Sheets	67
Consolidated Statements of Cash Flows	68
Consolidated Statements of Stockholders’ Equity	69
Notes to Consolidated Financial Statements	70

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Cabela’s Incorporated and Subsidiaries
Sidney, Nebraska

We have audited the accompanying consolidated balance sheets of Cabela’s Incorporated and Subsidiaries (the "Company") as of December 27, 2008 and December 29, 2007, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 27, 2008. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Cabela’s Incorporated and Subsidiaries as of December 27, 2008 and December 29, 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 27, 2008, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 27, 2008, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 24, 2009 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ Deloitte & Touche LLP

DELOITTE & TOUCHE LLP

Omaha, Nebraska
February 24, 2009

CABELA’S INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Dollars in Thousands Except Earnings Per Share)
	Fiscal Years
	2008	2007	2006
Revenue:
Merchandise sales	$2,380,655	$2,173,995	$1,908,801
Financial services revenue	158,971	159,335	137,423
Other revenue	13,095	16,269	17,300
Total revenue	2,552,721	2,349,599	2,063,524
Cost of revenue:
Merchandise costs	1,539,157	1,376,691	1,199,851
Cost of other revenue	1,057	1,695	4,548
Total cost of revenue (exclusive of depreciation and amortization)	1,540,214	1,378,386	1,204,399
Selling, distribution, and administrative expenses	871,468	820,121	715,380

Operating income	141,039	151,092	143,745

Interest expense, net	(29,658)	(18,778)	(16,126)
Other non-operating income, net	6,854	6,913	9,637
Income before provision for income taxes	118,235	139,227	137,256
Provision for income taxes	41,831	51,348	51,471

Net income	$76,404	$87,879	$85,785

Basic net income per share	$1.15	$1.34	$1.32
Diluted net income per share	$1.14	$1.31	$1.29

Basic weighted average shares outstanding	66,384,004	65,744,077	65,221,339
Diluted weighted average shares outstanding	67,158,583	67,275,531	66,643,856

Refer to notes to consolidated financial statements.

CABELA’S INCORPORATED AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands Except Par Values)
	December 27,	December 29,
ASSETS	2008	2007
CURRENT
Cash and cash equivalents	$410,104	$131,182
Accounts receivable, net of allowance for doubtful accounts of $556 and $1,851	45,788	46,857
Credit card loans, net of allowances of $1,507 and $1,197	167,226	191,893
Inventories	517,657	608,159
Prepaid expenses and other current assets	133,439	116,297
Total current assets	1,274,214	1,094,388
Property and equipment, net	881,080	904,052
Land held for sale or development	39,318	34,802
Retained interests in securitized loans	61,605	51,777
Economic development bonds	112,585	98,035
Other assets	27,264	29,776
Total assets	$2,396,066	$2,212,830

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT
Accounts payable, including unpresented checks of $28,217 and $11,340	$189,766	$281,391
Gift certificates, and credit card and loyalty rewards programs	184,834	184,257
Accrued expenses	123,296	139,510
Time deposits	178,817	49,219
Short-term borrowings of financial services subsidiary	—	100,000
Current maturities of long-term debt	695	26,785
Income taxes payable	11,689	34,341
Deferred income taxes	11,707	15,601
Total current liabilities	700,804	831,104
Long-term debt, less current maturities	379,336	376,600
Long-term time deposits	307,382	111,372
Deferred income taxes	38,707	31,113
Other long-term liabilities	56,132	34,082

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Preferred stock, $0.01 par value; Authorized – 10,000,000 shares; Issued – none	—	—
Common stock, $0.01 par value:
Class A Voting, Authorized – 245,000,000 shares; Issued – 66,833,984 and 65,888,384 shares	668	659
Class B Non-voting, Authorized – 245,000,000 shares; Issued – none	—	—
Additional paid-in capital	271,958	257,351
Retained earnings	647,676	571,272
Accumulated other comprehensive loss	(6,597)	(723)
Total stockholders’ equity	913,705	828,559
Total liabilities and stockholders’ equity	$2,396,066	$2,212,830

Refer to notes to consolidated financial statements.

CABELA’S INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
	Fiscal Years
	2008	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$76,404	$87,879	$85,785
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	64,673	59,863	45,559
Stock based compensation	6,535	4,944	3,615
Deferred income taxes	6,928	(1,077)	24,030
Other, net	(3,250)	(167)	1,188
Change in operating assets and liabilities, net of business acquisition:
Accounts receivable	2,633	(8,425)	(11,506)
Originations of credit card loans held for sale	(271,730)	(378,186)	(325,382)
Proceeds from securitizations of credit card loans	292,687	336,000	267,000
Retained interests in securitized loans	(14,578)	(11,244)	(12,818)
Inventories	90,502	(119,051)	(87,779)
Prepaid expenses and other current assets	(12,517)	(10,964)	(14,974)
Land held for sale or development	1,474	(10,379)	602
Accounts payable and accrued expenses	(83,857)	9,756	73,936
Gift certificates, and credit card and loyalty rewards programs	576	39,789	23,090
Other long-term liabilities	22,050	15,926	(3,269)
Income taxes payable	(23,562)	17,164	(14,120)
Net cash derived from operating activities	154,968	31,828	54,957
CASH FLOWS FROM INVESTING ACTIVITIES:
Property and equipment additions	(91,164)	(335,644)	(179,238)
Proceeds from dispositions of property and equipment	27	3,931	—
Purchases of economic development bonds	(18,525)	(36,223)	(23,397)
Proceeds from retirements and maturities of economic development bonds	3,405	45,427	54,065
Purchases of short-term investments	—	—	(131,225)
Proceeds from sales or maturities of short-term investments	2,946	—	131,225
Change in credit card loans receivable, net	2,450	1,228	(5,308)
Acquisition, net of cash acquired	—	(9,277)	—
Other investing changes, net	2,650	(935)	9,182
Net cash used in investing activities	(98,211)	(331,493)	(144,696)
CASH FLOWS FROM FINANCING ACTIVITIES:
Change in unpresented checks net of bank balance	16,877	11,340	(21,652)
Change in time deposits, net	325,608	58,395	(7,292)
Changes in short-term borrowings of financial services subsidiary	(100,000)	93,509	6,491
Borrowings on revolving credit facilities and inventory financing	778,135	510,939	391,589
Repayments on revolving credit facilities and inventory financing	(815,710)	(454,757)	(383,203)
Issuances of long-term debt	61,200	60,800	215,000
Payments on long-term debt	(52,874)	(27,008)	(29,093)
Exercise of employee stock options and employee stock puchase plan issuances	7,719	3,978	3,832
Other financing changes, net	1,210	748	47
Net cash provided by financing activities	222,165	257,944	175,719
Net change in cash and cash equivalents	278,922	(41,721)	85,980
Cash and cash equivalents, at beginning of year	131,182	172,903	86,923
Cash and cash equivalents, at end of year	$410,104	$131,182	$172,903

Refer to notes to consolidated financial statements.

CABELA’S INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Dollars in Thousands)
					Accumulated
	Common		Additional		Other
	Stock	Common	Paid-In	Retained	Comprehensive
	Shares	Stock	Capital	Earnings	Income (Loss)	Total
BALANCE, beginning of 2006	64,764,454	$648	$239,868	$399,363	$(26)	$639,853
Comprehensive income:
Net income	—	—	—	85,785	—	85,785
Unrealized gain on economic development
bonds, net of taxes of $187	—	—	—	—	311	311
Derivative adjustment, net of taxes of $19	—	—	—	—	30	30
Total comprehensive income						86,126
Stock based compensation	—	—	3,462	—	—	3,462
Employee stock purchase plan issuances	101,336	1	1,643	—	—	1,644
Exercise of employee stock options	497,946	5	2,183	—	—	2,188
Tax benefit on employee stock option exercises	—	—	585	—	—	585
BALANCE, end of 2006	65,363,736	654	247,741	485,148	315	733,858
Cumulative effect adjustment to adopt FIN 48	—	—	—	(1,755)	—	(1,755)
Comprehensive income:
Net income	—	—	—	87,879	—	87,879
Unrealized loss on economic development
bonds, net of taxes of $659	—	—	—	—	(1,098)	(1,098)
Derivative adjustment, net of taxes of $32	—	—	—	—	53	53
Foreign currency translation adjustment	—	—	—	—	7	7
Total comprehensive income						86,841
Stock based compensation	—	—	4,465	—	—	4,465
Exercise of employee stock options	524,648	5	3,973	—	—	3,978
Tax benefit on employee stock option exercises	—	—	1,172	—	—	1,172
BALANCE, end of 2007	65,888,384	659	257,351	571,272	(723)	828,559
Net income	—	—	—	76,404	—	76,404
Unrealized loss on economic development
bonds, net of taxes of $3,200	—	—	—	—	(5,425)	(5,425)
Derivative adjustment, net of taxes of $24	—	—	—	—	(43)	(43)
Foreign currency translation adjustment	—	—	—	—	(406)	(406)
Total comprehensive income						70,530
Stock based compensation	—	—	6,058	—	—	6,058
Employee stock purchase plan issuances	64,668	—	513	—	—	513
Issuance of restricted stock	111,324	1	—	—	—	1
Exercise of employee stock options	769,608	8	7,198	—	—	7,206
Tax benefit on employee stock option exercises	—	—	838	—	—	838
BALANCE, end of 2008	66,833,984	$668	$271,958	$647,676	$(6,597)	$913,705

Refer to notes to consolidated financial statements.

CABELA’S INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands Except Share and Per Share Amounts)

1. NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Nature of Business – Cabela’s Incorporated is a retailer of hunting, fishing, and outdoor gear, offering products through retail stores, the Internet, and regular and special catalog mailings. Cabela’s operates 29 retail stores, 26 located in 20 states and one located in Winnipeg, Manitoba. World’s Foremost Bank (“WFB” or “bank”), a wholly-owned subsidiary of Cabela’s, is a limited purpose bank formed under the Competitive Equality Banking Act of 1987. The lending activities of WFB are limited to credit card lending and its deposit issuance is limited to time deposits of at least one hundred thousand dollars.

     Principles of Consolidation – The consolidated financial statements include the accounts of Cabela’s Incorporated and its wholly-owned subsidiaries (“Cabela’s,” “Company,” “we,” “our,” or “us”). All material intercompany accounts and transactions have been eliminated in consolidation.

     Reporting Year – Our fiscal year ends on the Saturday nearest to December 31. Unless otherwise stated, the fiscal years referred to in the notes to these consolidated financial statements are the 52 weeks ended December 27, 2008 (“2008” or “year ended 2008”), the 52 weeks ended December 29, 2007 (“2007” or “year ended 2007”), and the 52 weeks ended December 30, 2006 (“2006” or “year ended 2006”). WFB follows a calendar fiscal period and, accordingly, fiscal years end on December 31st.

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

     Revenue Recognition – Revenue is recognized for retail store sales at the time of the sale in the store and for Direct sales when the merchandise is delivered to the customer. We recognize a reserve for estimated product returns based on our historical returns experience. Shipping fees charged to customers are included in net revenue and shipping costs are included in cost of revenue.

     Revenue from the sale of gift certificates, gift cards, and e-certificates is recognized in revenue when the gift instruments are redeemed for merchandise or services. We record gift instrument breakage as revenue when the probability of redemption is remote. Historically, the Company recognized breakage seven years after the issuance of a gift certificate or gift card. In the fourth quarter of 2008, we began recognizing breakage on gift instruments four years after issuance as a result of changes in trends in the types of gift instruments issued and the related redemption rates. The impact of the change in estimate in the fourth quarter of 2008 was an increase in revenue and operating income of $8,702. Total gift instrument breakage was $10,152, $1,458, and $1,402 for 2008, 2007, and 2006, respectively. Our gift instrument liability at the end of 2008 and 2007 was $106,159 and $113,302, respectively.

     WFB recognizes gains on sales of credit card loans as these loans are securitized and sold. Interchange income is earned when a charge is made to a customer’s account.

     Credit Card Interest and Fees – Financial Services revenue includes credit card interest and fees relating to late payments, over limit, returned check, payment assurance, and cash advance transactions. These fees are assessed according to the terms of the related cardholder agreements and recognized as revenue when charged to the cardholders’ accounts. Interest and fees are accrued in accordance with the terms of the applicable cardholder agreements on credit card loans until the date of charge-off. Charge-offs for credit card loans are recorded when accounts are, at a minimum, 130 days contractually delinquent. Accounts relating to cardholder bankruptcies, cardholder deaths, and fraudulent transactions are charged off earlier. Prior to June 2007, our policy was to charge-off accounts on the 24th day of the month after an account became 115 days contractually past due, except in the case of cardholder bankruptcies, cardholder deaths, and fraudulent transactions, which were charged off earlier. Interest income is accrued on accounts that carry a balance from the statement date through the end of the month.

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

     Cash and Cash Equivalents – Cash equivalents include credit card and debit card receivables from other banks, which settle within one to four business days. Receivables from other banks totaled $9,889 and $9,711 at the end of 2008 and 2007, respectively. Unpresented checks, net of available cash bank balances, are classified as current liabilities. Cash and cash equivalents of WFB were $402,058 and $123,163 at the end of 2008 and 2007, respectively. Due to regulatory restrictions on our bank, we are restricted from using cash held by WFB for non-banking operations.

     Securitization of Credit Card Loans – WFB sells the majority of its credit card loans to a securitization trust and recognizes related gains or losses as a component of securitization income in Financial Services revenue. WFB must retain a minimum 20 day average of 5% of the interests in the securitization trust, which is known as a “transferor interest” in the securitized loans, and ranks equal with the investor notes. Credit card loans classified as held for sale, which includes the WFB’s transferor’s interest in securitized credit card loans, are carried at the lower of cost or market. Net unrealized losses, if any, are recognized in income through a valuation allowance. Although WFB continues to service the underlying credit card accounts and maintains the customer relationships, these securitization transactions are treated as sales and the securitized loans are not included in our consolidated balance sheet. Gains or losses are recognized at the time of sale, and depend in part on the carrying amount assigned to the credit card loans sold, which is allocated between the assets sold and retained interest based on their relative fair values at the date of transfer. WFB recognized gains on sales totaling $15,657, $22,740, and $17,410 for 2008, 2007, and 2006, respectively.

     WFB retains certain interests in securitized loans, including a transferor’s interest, servicing rights, interest-only strips, cash reserve accounts, and in some cases cash accounts. WFB classifies the interest-only strips and cash reserve accounts as retained interests in asset securitizations. A servicing asset or liability is not recognized as WFB receives adequate compensation relative to current market servicing rates.

     In addition, WFB owns asset-backed securities from some of its securitizations, which are subordinated to other notes issued. The asset-backed securities are classified as trading securities. Asset-backed trading securities fluctuate daily based on the short-term operational needs of WFB. Advances and pay downs on the trading securities are at par value. Therefore, the par value of the asset-backed trading securities approximates fair value.

     WFB retains rights to future cash flows derived from finance charge collections, certain fee collections, allocated interchange, and recoveries on charged-off accounts net of collection costs, arising after investors have received the return for which they are entitled; reimbursement for charged-off accounts; and after certain administrative costs, such as servicing fees of operating the trust. This portion of the retained interests is known as interest-only strips and is subordinate to investor’s interests. For interest-only strips and cash reserve accounts, WFB estimates related fair values based on the present value of future expected cash flows using assumptions for credit losses, payment rates, and discount rates commensurate with the risks involved, but does not include interchange income since interchange income is earned only when a charge is made to a customer’s account. The value of the interest-only strips and cash reserve accounts are subject to credit, payment rate, and interest rate risks on the loans sold. For cash accounts, WFB estimates related fair values based on the present value of future expected cash flows using discount rates commensurate with the risks involved. Fair value changes in the interest-only strips and cash reserve accounts are recorded in securitization income included in Financial Services revenue. Actual results could differ materially from the estimates, and changes in circumstances could result in significant future changes to the assumptions currently being used.

CABELA’S INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands Except Share and Per Share Amounts)

     Inventories – Inventories are stated at the lower of cost or market. All inventories are finished goods. The reserve for inventory shrinkage, estimated based on cycle counts and physical inventories, was $9,825 and $6,875 at the end of 2008 and 2007, respectively. The reserves for returns of damaged goods, obsolescence, and slow-moving items, estimated based upon historical experience, inventory aging, and specific identification, were $6,626 and $6,805 at the end of 2008 and 2007, respectively.

     Vendor Allowances – Vendor allowances include price allowances, volume rebates, store opening costs reimbursements, marketing participation, and advertising reimbursements received from vendors under vendor contracts. Vendor merchandise allowances are recognized as a reduction of the costs of merchandise as sold. Vendor reimbursements of costs are recorded as a reduction to expense in the period the related cost is incurred based on actual costs incurred. Any cost reimbursements exceeding expenses incurred are recognized as a reduction of the cost of merchandise sold. Volume allowances may be estimated based on historical purchases and estimates of projected purchases.

     Deferred Catalog Costs and Advertising – Advertising production costs are expensed as the advertising occurs except for catalog costs which are amortized over the expected period of benefit estimated at 3 to 12 months after mailing. Unamortized catalog costs totaled $31,015 and $32,569 at the end of 2008 and 2007, respectively. Advertising expense, including catalog costs amortization, and website marketing paid search fees, was $212,379, $207,373, and $191,533 for 2008, 2007, and 2006, respectively. Advertising vendor reimbursements netted in advertising expense above totaled $1,834, $7,058, and $4,546 for 2008, 2007, and 2006, respectively.

     Store Pre-opening Expenses – Non-capital costs associated with the opening of new stores are expensed as incurred.

     Leases – We lease certain retail locations, distribution centers, office space, equipment and land. Assets held under capital lease are included in property and equipment. Operating lease rentals are expensed on a straight-line basis over the life of the lease. At the inception of a lease, we determine the lease term by assuming the exercise of those renewal options that are reasonably assured because of the significant economic penalty that exists for not exercising those options. The exercise of lease renewal options is at our sole discretion. The expected lease term is used to determine whether a lease is capital or operating and is used to calculate straight-line rent expense. Additionally, the depreciable life of buildings and leasehold improvements is limited by the expected lease term.

     Property and Equipment – Property and equipment are stated at cost. Depreciation and amortization are provided over the estimated useful lives of the assets, including assets held under capital leases, on a straight-line basis. Leasehold improvements are amortized over the lease term or, if shorter, the useful lives of the improvements. Assets held under capital lease agreements are amortized using the straight-line method over the shorter of the estimated useful lives of the assets or the lease term. The costs of major improvements that extend the useful life of an asset are capitalized. Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Capitalized interest on projects during the construction period totaled $2,472, $4,069, and $355, for 2008, 2007, and 2006, respectively. Costs related to internally developed software are capitalized and amortized on a straight-line basis over their estimated useful lives.

     Intangible Assets – Intangible assets are recorded in other assets and include non-compete agreements and goodwill. At the end of 2008 and 2007, intangible assets totaled $5,902 and $8,123, net of accumulated amortization of $2,132 and $4,509, respectively. During the fourth quarter of 2008, we completed our annual impairment analyses of goodwill and other intangible assets and recognized an impairment of $1,070, which is recorded in selling, distribution, and administrative expenses in our Direct segment where projected discounted cash flows were less than the fair value of the reporting unit.

     Intangible assets, excluding goodwill, are amortized over three to five years. Amortization expense for these intangible assets for the next five years is estimated to approximate $725 (2009), $715 (2010), $644 (2011), $459 (2012), and $139 (2013).

CABELA’S INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands Except Share and Per Share Amounts)

     On September 27, 2007, we purchased the net assets, and assumed certain liabilities, of an outdoors specialty retailer located in Winnipeg, Manitoba, totaling $11,162. The purchase price has been allocated to tangible and identifiable assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition. The excess of the purchase price over the fair value of the net assets acquired was recorded as goodwill of $3,505. We recorded goodwill related to this acquisition based on expected future economic benefits as this acquisition will serve as our platform for expansion into Canada. Results of operations for this acquisition for the last three months of 2007 and for fiscal year 2008 are included in our consolidated income statement.

     Restructuring and Impairment Charges – After completing a review of our organizational structure, in October 2008 we announced a reduction in workforce of approximately 10% at our company headquarters. Severance and related benefits under this workforce reduction totaled $1,670, which was recorded in selling, distribution, and administrative expenses.

     During the fourth quarter of 2008, we evaluated the recoverability of our available for sale economic development bonds being actively marketed and recorded an other-than-temporary impairment.  We also evaluated the recoverability of our property and equipment.  The impairment charges associated with these assets totaled $2,269 and were recorded in selling, distribution, and administrative expenses in the fourth quarter of 2008.  We also incurred prepayment penalties totaling $775 in the fourth quarter of 2008.  In addition, included in restructuring and impairment charges was the impairment of goodwill and other intangibles described earlier totaling $1,070, for total restructuring and impairment charges of $5,784.

     Land Held for Sale or Development – Proceeds from the sale of land from development activities are recognized in other revenue and the corresponding costs of land sold are recognized in other costs of revenue.

     Government Economic Assistance – When we construct a new retail store or retail development, we may receive economic assistance from local governments to fund a portion or all of our associated capital costs. This assistance typically comes in the form of cash and/or land grants and has been typically funded by the local government through proceeds from the sale of economic development bonds. We have historically purchased the majority of the bonds associated with our developments. Cash grants are made available to fund land, retail store construction, and/or development infrastructure costs. Economic development bonds are typically repaid through sales and/or property taxes generated by the retail store and/or within a designated development area. Cash and land grants are recognized as deferred grant income as a reduction to the costs, or recognized fair value in the case of land grants, of the associated property and equipment. Deferred grant income is amortized to earnings, as a reduction of depreciation expense, over the average estimated useful life of the associated assets.

     Deferred grant income estimates, and their associated present value, are updated quarterly. These estimates are determined when estimation of the fair value of associated economic development bonds are performed if there are related bond investments. When it is determined that recorded amounts will not be recovered through projected discounted cash flows, an adjustment is made to reduce deferred grant income, and accumulated amortization on the deferred grant at that point in time is reversed as an increase to depreciation expense. We may agree to guarantee deficiencies in tax collections which fund the repayment of economic development bonds. We guaranteed an economic development bond totaling $3,695 at the end of 2007 and did not guarantee any economic development bonds at the end of 2008.

     Land grants typically include land associated with the retail store and may include other land for sale and further development. Land grants are recognized at the fair value of the land on date of grant. Deferred grant income on land grants is recognized as a reduction to depreciation expense over the estimated life of the related assets of the developments. In 2008 and 2007, we received land under land grants with a fair value of $5,015 and $19,000, respectively.

     Certain grants contain covenants we are required to comply with regarding minimum employment levels, maintaining retail stores in certain locations, and maintaining office facilities in certain locations. For these grants we recognize grant revenue as the milestones associated with the grant are met. For 2008 and 2007, we were in compliance with all material requirements under these grants.

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

     Credit Card and Loyalty Rewards Programs – Cabela’s CLUB Visa cardholders receive Cabela’s points based on the dollar amounts of transactions through WFB issued credit cards which may be redeemed for Cabela’s products and services. Points may also be awarded for special promotions for the acquisition and retention of accounts. The dollar amount of related points are accrued as earned by the cardholder and recorded as a reduction in Financial Services revenue. In addition to the WFB issued credit cards, customers receive points for purchases at Cabela’s from various loyalty programs. The dollar amount of unredeemed credit card points and loyalty points was $106,159 and $70,955 at the end of 2008 and 2007, respectively. The total cost incurred for all credit card rewards and loyalty programs was $118,269, $109,619, and $90,096 for 2008, 2007 and 2006, respectively.

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

     Financial Instruments and Credit Risk Concentrations – Financial instruments which may subject us to concentrations of credit risk are primarily cash, cash investments, and accounts receivable. We invest primarily in money market accounts or tax-free municipal bonds, with short-term maturities, limiting the amount of credit exposure to any one entity. Concentrations of credit risk on accounts receivable are limited due to the nature of our receivables.

     Fair Value of Financial Instruments – The carrying amount of cash and cash equivalents, accounts receivable, accounts payable, gift certificates (including credit card loyalty rewards programs), accrued expenses, short-term borrowings, and income taxes payable included in the consolidated balance sheets approximate fair value given the short-term nature of these financial instruments. The estimated fair values of our long-term debt instruments are based on the amount of future cash flows associated with each instrument discounted using current borrowing rates for similar debt instruments of comparable maturity. Time deposits are pooled in homogeneous groups, and the future cash flows of those groups are discounted using current market rates offered for similar products for purposes of estimating fair value. The estimated fair value of credit card loans is based on the present value of future expected cash flows using assumptions for credit losses, payment rates, and discount rates commensurate with the risks involved. The estimated fair value of credit card loans was $168,429 and $191,893 at the end of 2008 and 2007, respectively.

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

     Comprehensive Income (Loss) – Comprehensive income (loss) consists of net income, derivative adjustments, unrealized gains and losses on available-for-sale economic development bonds, and foreign currency translation adjustments, net of related income taxes.

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

2. CHANGE IN ACCOUNTING PRINCIPLES

     At the beginning of fiscal 2007, December 31, 2006, we adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The recognition threshold requires that we determine whether it is more likely than not that a tax position will be sustained upon examination, and then the position is measured at the largest amount of the benefit that is greater than 50 percent likely of being realized upon ultimate settlement. Unrecognized tax benefits are tax benefits claimed on our tax returns that do not meet these recognition and measurement standards.

     As a result of adopting FIN 48, we recognized additional liabilities for unrecognized tax benefits of $8,569. Of this amount, $966 after-tax was recorded as a one-time decrease to our beginning retained earnings. The remaining amount was previously accrued under FAS 5, Accounting for Contingencies, or FAS 109, Accounting for Income Taxes. In addition, we recorded $1,196 before-tax, or $789 after-tax, of accrued interest on the estimated unrecognized tax benefits as a one-time decrease to our beginning retained earnings. The cumulative effect of adopting FIN 48 totaled $1,755 as a decrease to our beginning retained earnings.

3. ACCOUNTING PRONOUNCEMENTS

     As of December 30, 2007, FAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities-Including an Amendment to FASB Statement No. 115 became effective for the Company. This statement permits entities to choose to measure many financial instruments and certain other items at fair value on an instrument by instrument basis with changes in fair value reported in earnings. The Company has elected not to adopt the fair value option under FAS No. 159 on any financial instruments or other items held.

CABELA’S INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands Except Share and Per Share Amounts)

     Effective December 30, 2007, we adopted the provisions of FAS No. 157, Fair Value Measurements. This statement defines fair value, establishes a hierarchal disclosure framework for measuring fair value, and requires expanded disclosures about fair value measurements. The provisions of FAS 157 apply to all financial instruments that are being measured and reported on a fair value basis. In addition, in February 2008, the FASB issued FASB Staff Position FAS 157-2, Effective Date of FASB Statement No. 157. This FSP delays the effective date of FAS 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for all nonfinancial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The partial adoption of FAS 157 did not have any impact on our financial position or results of operations. We do not believe that the adoption of FAS 157, as it relates to nonfinancial assets and liabilities, will have a material impact on our financial position or results of operations.

     In December 2007, the FASB issued FAS No. 141R, Business Combinations, which replaces FAS No. 141. FAS 141R establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired and the liabilities assumed. This statement applies prospectively to all business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. FAS 141R will be applicable to us beginning in fiscal year 2009.

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

CABELA’S INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands Except Share and Per Share Amounts)

     On September 15, 2008, the FASB issued two exposure drafts proposing amendments to FAS 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities and FASB Interpretation No. 46R, Consolidation of Variable Interest Entities. Currently, the transfers of our bank subsidiary’s credit card receivables in securitization transactions qualify for sale accounting treatment. The trusts used in our bank subsidiary’s securitizations are not consolidated with us for financial reporting purposes because the trusts are qualifying special purpose entities. Because the transfers qualify as sales and the trusts are not subject to consolidation, the assets and liabilities of the trusts are not reported on our consolidated balance sheet under generally accepted accounting principles. Under the proposed amendments, the concept of a QSPE would be eliminated and would modify the consolidation model for variable interest entities and require continual reassessment of consolidation conclusions. As proposed, these amendments would be effective for us at the beginning of our 2010 fiscal year. The proposed amendments, if adopted, could require us to consolidate the assets and liabilities of our bank subsidiary’s securitization trusts. This could cause us to breach certain financial covenants in our credit agreements and unsecured notes. This could have a significant effect on our financial condition and ability to meet the regulatory capital maintenance requirements of our bank subsidiary, as affected off-balance sheet loans would be recorded on our consolidated balance sheet and may be subject to regulatory capital requirements. Additionally, if WFB does not meet the requirements for the well-capitalized category under the regulatory framework for prompt corrective action, the ability to obtain certificates of deposit could be affected.

     On December 11, 2008, the FASB issued FASB Staff Position No. FAS 140-4 and FIN 46(R)-8, Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities. As a result of the new FSP issuers must provide additional disclosures about transfers of financial assets and involvement with variable interest entities. The requirements apply to transferors, sponsors, servicers, primary beneficiaries, and holders of significant variable interests in a variable interest entity or qualifying special purpose entity. The Staff Position is effective for the first interim period or fiscal year ending after December 15, 2008, and each interim and annual period thereafter until the effective date of the amendments to FAS 140 and Interpretation 46R, which are still being deliberated. The new requirements include disclosure objectives as well as required specified disclosures. The specified disclosures focus both on continuing involvement with transferred financial assets, including involvement related to securitizations or asset-backed financing arrangements, and on a company’s involvement with VIEs. The Company has included the required disclosures below in Note 4. The adoption of FSP FAS 140-4 did not have any impact on our financial position or results of operations.

     On January 12, 2009, the FASB issued FASB Staff Position No. EITF 99-20-1, Amendments to the Impairment Guidance of EITF Issue No. 99-20. The FSP eliminates the requirement that a holder’s best estimate of cash flows be based upon those “that a market participant” would use. Instead, the FSP requires that an other-than-temporary impairment be recognized through earnings when it is probable that there has been an adverse change in the holder’s estimated cash flows from the cash flows previously projected. The Staff Position is effective for the first interim period or fiscal year ending after December 15, 2008, and each interim and annual period thereafter. Retroactive application to a prior interim period is not permitted. The adoption of FSP EITF 99-20-1 did not have any impact on our financial position or results of operations.

4. CREDIT CARD LOANS AND SECURITIZATION

     WFB has established the Cabela’s Master Credit Card Trust for the purpose of routinely selling and securitizing credit card loans and issuing beneficial interest to investors.  The trust issues variable funding facilities and long-term notes each of which has an undivided interest in the assets of the trust. Variable rate notes are priced at a benchmark rate plus a spread. Fixed rate notes are priced on a swap rate plus a spread.   At the end of 2008, the trust had six term series outstanding totaling $1,700,000 and three variable funding facilities with $911,115 in available capacity and $474,272 outstanding.  WFB maintains responsibility for servicing the securitized loans and receives a servicing fee based on the average outstanding loans in the trust. Servicing fees are paid monthly and reflected in other non-interest income in Financial Services revenue.  The trust is not a subsidiary of WFB or Cabela’s and is therefore excluded from the consolidated financial statements in accordance with GAAP.  These securitizations qualify as sales under GAAP and accordingly are not treated as debt on the consolidated financial statements.  The credit card loans receivable equal to the investor interest is removed from the consolidated financial statements.

CABELA’S INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands Except Share and Per Share Amounts)

     As contractually required, WFB establishes certain cash accounts, to be used as collateral for the benefit of investors. As of 2008 and 2007, the balances in the cash accounts with the trustee were $8,000 and $12,750, respectively. In addition, WFB owns asset-backed securities from some of its securitizations, which are subordinated to other notes issued.

     WFB’s retained interests in credit card asset securitizations include a transferor’s interest, asset-backed securities, accrued interest receivable on securitized credit card receivables, cash accounts, servicing rights, the interest-only strip, cash reserve accounts, and other retained interests. The transferor’s interest is represented by security certificates and is reported in credit card loans held for sale. WFB’s transferor’s interest ranks pari passu with investors’ interests in the securitization trusts. The remaining retained interests are subordinate to certain investors’ interests, and as such, may not be realized by WFB if needed to absorb deficiencies in cash flows that are allocated to the investors of the trusts.

     WFB’s retained interest and related receivables are comprised of the following:

	2008	2007
Investments in asset-backed securities - trading securities	$31,584	$12,650
Interest-only strip, cash reserve accounts, and cash accounts	30,021	39,127
Transferor's Interest	143,411	166,700
Other assets - accrued interest receivable, and amounts due from trust	32,379	25,222
Total	$237,395	$243,699

     WFB’s retained interests are subject to credit, payment and interest rate risks on the transferred credit card receivables. To protect investors, the securitization structures include certain features that could result in earlier-than-expected repayment of the securities, which could cause WFB to sustain a loss of one or more of its retained interests and could prompt the need for WFB to seek alternative sources of funding. The primary investor protection feature relates to the availability and adequacy of cash flows in the securitized pool of receivables to meet contractual requirements, the insufficiency of which triggers early repayment of the securities. WFB refers to this as the “early amortization” feature. Investors are allocated cash flows derived from activities related to the accounts comprising the securitized pool of receivables, the amounts of which reflect finance charges collected, certain fee assessments collected, allocations of interchange, and recoveries on charged off accounts. From these cash flows, investors are reimbursed for charge-offs occurring within the securitized pool of receivables and receive a contractual rate of return and WFB is paid a servicing fee as servicer. Any cash flows remaining in excess of these requirements are paid to WFB and recorded as excess spread, included in securitization income. An excess spread of less than 0% for a contractually specified period, generally a three-month average, would trigger an early amortization event. Once the excess spread falls below 0%, the receivables that would have been subsequently purchased by the trust from WFB will instead continue to be recognized on the consolidated balance sheet since the cash flows generated in the trust would be used to repay principal to investors. Such an event could result in WFB incurring losses related to its retained interests, including amounts due from trust, investments in asset backed securities, interest-only strip receivables, cash reserve account, and accrued interest receivable. The investors have no recourse to WFB’s other assets for failure of debtors to pay other than for breaches of certain customary representations, warranties and covenants.  These representations, warranties, covenants, and the related indemnities, do not protect the trust or the outside investors against credit-related losses on the loans.

     Another feature, which is applicable to the notes issued from Cabela’s Master Credit Card Trust (“CMCCT”), is one in which excess cash flows generated by the transferred loan receivables are held at the trust for the benefit of the investors, rather than paid to WFB. This reserve account funding is triggered when CMCCT’s three month average excess spread rate decreases to below between 4.50% and 5.50% with increasing funding requirements as excess spread levels decline below preset levels to 0%. Similar to economic early amortization, this feature also is designed to protect the investors’ interests from loss.

     Credit card loans performed within establish guidelines and no other events occurred during 2008, 2007, and 2006.

     In 2003, in connection with the Series 2003-1 securitization, the securitization trust entered into a $300,000 notional swap agreement in order to manage interest rate exposure. The Series 2003-1 swap effectively converted the interest rate on the investor notes from a floating rate based on a spread over a benchmark to a fixed rate of 3.699%. The Series 2003-1 securitization matured in 2008. In 2008, the securitization trust entered into a $229,900 notional swap agreement in connection with the Series 2008-I securitization in order to manage interest rate exposure. The exposure is related to changes in cash flows from funding credit card loans, which include a high percentage of accounts that do not incur monthly finance charges based on floating rate obligations. The Series 2008-I swap effectively converts the interest rate on the investor notes from a floating rate based on a spread over a benchmark to a fixed rate of 4.32%. Since the trust is not consolidated with WFB, the fair value of the swap is not reflected on the WFB’s financial statements. Cabela’s entered into a swap with similar terms with the counterparty whereby the notional amount is zero unless the notional amount of WFB’s swap falls below a required amount, which effectively makes Cabela’s a guarantor of the swap. The bank pays Cabela’s a fee for the credit enhancement provided by this swap.

CABELA’S INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands Except Share and Per Share Amounts)

     The table below presents quantitative information about delinquencies, net charge-offs and components of managed credit card loans, including securitized loans:

	2008	2007

Credit card loans held for sale (including transferor’s interest of $143,411 and $166,700)	$157,301	$178,258
Credit card loans receivable, net of allowances of $1,507 and $1,197	9,925	13,635
Total	$167,226	$191,893

Composition of credit card loans at year end:
Loans serviced	$2,347,223	$2,058,235
Loans securitized and sold to outside investors	(2,142,688)	(1,850,000)
Securitized loans with securities owned by WFB which are classified as
asset-backed securities in retained interests on securitized loans	(31,584)	(12,650)
	172,951	195,585
Less adjustments to market value and allowance for loan losses	(5,725)	(3,692)

Total (including transferor’s interest of $143,411 and $166,700)	$167,226	$191,893

Transferor’s interest restricted for repayment of secured borrowing at year end	$—	$133,333

Delinquent loans including finance charges and fees at year end:
Managed credit card loans:
30-89 days	28,712	14,319
90 days or more and still accruing	11,145	5,835
Securitized credit card loans including transferor’s interest:
30-89 days	28,148	13,850
90 days or more and still accruing	10,761	5,628

Total net charge-offs including finance charges and fees for the year ended:
Managed credit card loans	61,448	33,898
Securitized credit card loans including transferor’s interest	60,033	32,557

Annual average credit card loans including finance charges and fees:
Managed credit card loans	2,085,481	1,690,543
Securitized credit card loans including transferor’s interest	2,051,295	1,656,078

Total net charge-offs as a percentage of annual average loans:
Managed credit card loans	2.95%	2.01%
Securitized credit card loans including transferor’s interest	2.93%	1.97%

CABELA’S INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands Except Share and Per Share Amounts)

     Cash Flows from Securitizations:

     The following table summarizes the cash flows received from the securitization trust during the years ended:

	2008	2007	2006
Proceeds from new securitizations, net	$292,687	$336,000	$267,000
Collections used by the trust to purchase new balances in
revolving credit card securitizations	8,929,868	8,040,206	6,727,177
Servicing fees received	36,315	30,077	24,352
Other cash flows received by the transferor other than servicing fees	187,590	188,633	157,259

     Key Assumptions:

     The following are the key economic assumptions used to estimate the fair value of the retained interests resulting from the securitization of credit card loans for the years ended:

	2008	2007
Weighted average payment rates	26.93 to 29.78%	29.88 to 33.16%
Weighted average life in years	0.708 to 0.750	0.542 to 0.708

Weighted average expected credit losses	3.28 to 6.06%	2.57 to 3.06%

Servicing fee	2.00%	1.25 to 2.00%
Discount rate	10.00 to 16.60%	10.12 to 16.60%
Weighted average interest rate paid to investors	4.11 to 5.35%	5.47 to 5.64%

     Sensitivity Analysis:

     The key economic assumptions used and the sensitivity of the current fair value of retained interests of $61,605 at December 27, 2008, to immediate 10% and 20% adverse changes in those assumptions are as follows:

		Impact on Fair Value of
		an Adverse Change of
	Assumption	10%	20%
Weighted average payment rates	26.93%	$(1,117)	$(2,114)
Weighted average expected credit losses	6.06	(3,183)	(6,518)
Discount rate	14.25 to 15.25	(268)	(538)
Weighted average interest paid to investors	4.11	(203)	(406)

     The sensitivity analysis is hypothetical and is as of a specific point in time. As a result, these scenarios should be used with caution. As the table indicates, changes in fair value based on 10% variation in assumptions generally cannot be extrapolated because the relationship of the change in assumption to the change in fair value may not be linear. Also, in this table, the effect of a variation in a particular assumption on the fair values of the retained interests are calculated without changing any other assumption; in reality, changes in one factor may result in changes in another, which might magnify or counteract the sensitivities. In addition, the sensitivity analysis does not consider any corrective action that WFB may take to mitigate the impact of any adverse changes in the key assumptions.

CABELA’S INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands Except Share and Per Share Amounts)

     Credit card loans are originated with variable rates of interest that adjust with changing market interest rates. Thus, the carrying value of the credit card loans, less the allowance for loan losses, approximates fair value. WFB estimates related fair value of the transferor’s interest, less valuation allowance based on the present value of future expected cash flows, using assumptions for credit losses, payment rates, and discount rates commensurate with the risks involved.  This valuation does not include the value that relates to estimated cash flows generated from new loans over the life of the cardholder relationship. Accordingly, the aggregate fair value of the credit card loans does not represent the underlying value of the established cardholder relationship.  At the end of 2008 and 2007, the carrying amounts of credit card loans were $167,226 and $191,893, respectively, with estimated fair values of $168,429 and $191,893, respectively.

     On February 19, 2009, Moody's Investors Service announced that it had downgraded the ratings on 21 classes of asset-backed notes issued by the trust of our Financial Services business.  Downgrades could  negatively impact the ability of our Financial Services business to complete other securitization transactions on acceptable terms or at all and force our Financial Services business to rely on other potentially more expensive funding sources, to the extent available, which would decrease our profitability.

5. PROPERTY AND EQUIPMENT

     Property and equipment included the following at the years ended:

	Depreciable Life
	in Years	2008	2007
Land and improvements	Up to 20	$158,742	$172,582
Buildings and improvements	7 to 40	492,135	470,067
Furniture, fixtures and equipment	3 to 15	424,640	378,050
Assets held under capital lease	Up to 30	14,562	14,562
Property and equipment		1,090,079	1,035,261
Less accumulated depreciation and amortization		(302,575)	(246,178)
		787,504	789,083
Construction in progress		93,576	114,969
		$881,080	$904,052

6. ECONOMIC DEVELOPMENT BONDS

     Economic development bonds consisted of the following at the years ended:

	2008
		Gross	Gross
		Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Classified as:
Available-for-sale	$122,501	$35	$(9,951)	$112,585

	2007
		Gross	Gross
		Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Classified as:
Available-for-sale	$91,427	$9	$(1,299)	$90,137
Held to maturity	7,898	—	—	7,898
	$99,325	$9	$(1,299)	$98,035

CABELA’S INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands Except Share and Per Share Amounts)

     The carrying value and fair value of economic development bonds by contractual maturity at the end of 2008 was as follows:

		Fair
	Cost	Value
2009	$2,680	$2,520
2010	1,757	1,702
2011	1,897	1,837
2012	2,428	2,325
2013	3,079	2,924
Thereafter	110,660	101,277
	$122,501	$112,585

     At the end of 2008 the Company transferred the remaining economic development bond classified as held to maturity because of management’s intent to sell the bond. At the end of 2008 and 2007, the fair value of certain economic development bonds, including those reclassified from held to maturity to held for sale, were determined to be below carrying value, with the decline in fair value deemed to be other than temporary. These fair value adjustments totaling $1,280 and $6,733, respectively, reduced the carrying value of the economic development bond portfolio at the end of 2008 and 2007, respectively.

     Interest earned on the economic development bonds totaled $6,305, $5,680, and $9,574 for 2008, 2007, and 2006, respectively. There were no realized gains or losses in 2008, 2007, or 2006.

7. PREPAID EXPENSES AND OTHER ASSETS

     Prepaid expenses and other assets (current and long-term) consisted of the following at the years ended:

	2008	2007
Prepaid expenses and other current assets:
Deferred catalog costs	$31,015	$32,569
Interest and notes receivable	10,314	5,520
Financial Services - Visa interchange funding	32,217	31,067
Financial Services accrued interest and other receivables	43,812	34,575
Other	16,081	12,566
	$133,439	$116,297

Other assets:
Goodwill	$2,874	$4,474
Intangible assets, net	3,028	3,649
Financial Services deferred financing and new account costs	9,616	6,942
Long-term notes and other receivables	9,246	12,382
Held to maturity investments	1,780	1,630
Other	720	699
	$27,264	$29,776

CABELA’S INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands Except Share and Per Share Amounts)

8. ACCRUED EXPENSES

      Accrued expenses consisted of the following at the years ended:

	2008	2007
Accrued employee compensation and benefits	$45,662	$61,519
Accrued property, sales, and other taxes	24,622	17,926
Deferred revenue and accrued sales returns	24,632	27,710
Accrued interest	7,548	6,305
Accrued credit card fees	5,507	6,306
Other	15,325	19,744
	$123,296	$139,510

9. OTHER LONG-TERM LIABILITIES

      Other long-term liabilities consisted of the following at the years ended:

	2008	2007
Deferred lease tenant allowances	$37,823	$17,018
Deferred grant income	10,041	9,685
Deferred compensation	5,192	5,379
FIN 48 unrecognized tax benefits	3,076	2,000
	$56,132	$34,082

10. TIME DEPOSITS

     WFB accepts time deposits only in amounts of at least one hundred thousand dollars. All time deposits are interest bearing. The aggregate amount of time deposits by maturity at the end of 2008 was as follows:

2009	$178,817
2010	82,357
2011	115,230
2012	34,912
2013	74,683
Thereafter	200
$486,199
Less current maturities	(178,817)
Deposits classified as non-current liabilities	$307,382

     Time deposits include brokered institutional certificates of deposit totaling $447,782 and $137,191 at the end of 2008 and 2007, respectively. For purposes of estimating fair value, time deposits are pooled in homogeneous groups and the future cash flows of those groups are discounted using current market rates offered for similar products. At the end of 2008 and 2007, the carrying amounts of the bank’s time deposits were $486,199 and $160,591, respectively, with estimated fair values of $508,190 and $162,939, respectively.

CABELA’S INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands Except Share and Per Share Amounts)

11. REVOLVING CREDIT FACILITIES

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

     At December 27, 2008, and December 29, 2007, the principal amount outstanding under this credit agreement totaled $20,000 and $50,576, respectively. During 2008 and 2007, the average principal balance outstanding on the line of credit was $178,617 and $66,840, respectively, and the weighted average interest rate was 3.82% and 5.67%, respectively. Letters of credit and standby letters of credit totaling $16,117 and $59,596, respectively, were outstanding at the end of 2008 and 2007. The average outstanding amount of total letters of credit during 2008 and 2007 was $32,799 and $64,309, respectively.

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

     The credit agreement includes a dividend provision limiting the amount that Cabela’s could pay to stockholders, which at December 27, 2008, was not in excess of $106,238. The agreement also has a provision permitting acceleration by the lenders in the event there is a change in control, as defined. In addition, the credit agreement contains cross default provisions to other outstanding debt. In the event that we fail to comply with these covenants, a default is triggered. In the event of default, all outstanding letters of credit and all principal and outstanding interest would immediately become due and payable. We were in compliance with all financial debt covenants at December 27, 2008.

     We also have an unsecured revolving credit agreement for $15,000 Canadian dollars (“CAD”) in conjunction with the acquisition of the net assets of an outdoors specialty retailer located in Winnipeg, Manitoba. Interest is variable, computed at rates as defined in the agreement, plus a margin, and payable monthly. At the end of 2008 and 2007, the principal amount outstanding under this credit agreement totaled $6,465 and $7,447, respectively, with interest rates of 3.50% and 5.60%, respectively.

     Advances made pursuant to the $430,000 credit agreement and for our Canada operations are classified as long-term debt. These agreements do not contain limitations regarding the pay downs of revolving loans advanced; therefore, advances made pursuant to these agreements are considered long-term in nature.

CABELA’S INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands Except Share and Per Share Amounts)

     We also have financing agreements that allow certain boat and all-terrain vehicle merchandise vendors to give us extended payment terms. The vendors are responsible for all interest payments, with certain exceptions, for the financing period and the financing company holds a security interest in the specific inventory held Cabela’s. We record this merchandise in inventory. Our revolving credit facility limits this security interest to $50,000. The extended payment terms to the vendor do not exceed one year. The outstanding liability, included in accounts payable, was $5,162 and $7,988 at the end of 2008 and 2007, respectively.

12. SHORT-TERM BORROWINGS OF FINANCIAL SERVICES SUBSIDIARY

     WFB has a variable funding facility credit agreement that is secured by a participation interest in the transferor’s interest of the Cabela’s Master Credit Card Trust. The facility was entered into on June 21, 2007, and had a commitment of $50,000, which was increased to $100,000 on November 29, 2007. On May 29, 2008, this credit agreement was modified to a total commitment of $25,000 and was extended until May 28, 2009. At December 27, 2008, there were no amounts outstanding under the credit agreement and $100,000 was outstanding at December 29, 2007. The weighted average interest rate on the facility was 3.88% and 5.31%, respectively, for 2008 and 2007.

     WFB has unsecured federal funds purchase agreements with two financial institutions. The maximum amount that can be borrowed is $85,000. There were no amounts outstanding at December 27, 2008, or December 29, 2007. During 2008 and 2007, the average balance outstanding was $25,790 and $10,386 with a weighted average rate of 2.90% and 5.12%, respectively.

13. LONG-TERM DEBT AND CAPITAL LEASES

     Long-term debt, including revolving credit facilities and capital leases, consisted of the following at the years ended:

	2008	2007
Unsecured revolving credit facility for $430,000 expiring June 30, 2012
with interest at 3.25% at December 27, 2008	$20,000	$50,576
Unsecured notes payable due 2016 with interest at 5.99%	215,000	215,000
Unsecured senior notes payable due 2017 with interest at 6.08%	60,000	60,000
Unsecured senior notes due 2012-2018 with interest at 7.20%	57,000	—
Unsecured revolving credit facility for $15,000 CAD expiring June 30, 2010,
with interest at 3.50% at December 27, 2008	6,465	7,447
Unsecured senior notes due 2009 with interest at 4.95%	—	50,000
Capital lease obligations payable through 2036	13,665	13,939
Other long-term debt	7,901	6,423
Total debt	380,031	403,385
Less current portion of debt	(695)	(26,785)

Long-term debt, less current maturities	$379,336	$376,600

CABELA’S INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands Except Share and Per Share Amounts)

     On January 16, 2008, we issued $57,000 of 7.20% unsecured senior notes to institutional buyers. Scheduled principal repayments of $8,143 are payable beginning January 16, 2012, and annually thereafter until their maturity at January 16, 2018. Interest is payable semi-annually. We used the proceeds to pay down existing debt and for general corporate purposes.

     On June 15, 2007, we issued $60,000 of 6.08% unsecured senior notes pursuant to a supplement to our February 2006 debt issuance of $215,000. The notes mature on June 15, 2017, with interest on the notes payable semi-annually. These notes contain the same default provisions and covenants as those pertaining to the February 2006 debt issuance, including limitations on indebtedness and financial covenants relating to net worth and fixed charges.

     Certain of the long-term debt agreements contain various covenants and restrictions such as the maintenance of minimum debt coverage, net worth, and financial ratios. The significant financial ratios and net worth requirements in the long-term debt agreements are 1) a limitation of funded debt to be less than 60% of consolidated total capitalization; 2) cash flow fixed charge coverage ratio, as defined, of no less than 2.00 to 1.00 as of the last day of any quarter; and 3) a minimum consolidated adjusted net worth (as defined). See Note 11 for information on the covenants and restrictions contained in our $430 million revolving credit facility.

     In addition, the debt contains cross default provisions to other outstanding credit facilities. In the event that we failed to comply with these covenants and the failure to comply would go beyond 30 days, a default would trigger and all principal and outstanding interest would immediately be due and payable. At December 27, 2008, we were in compliance with all financial covenants under our credit agreements and unsecured notes.

     At the end of 2008 and 2007, the total carrying amount of long-term debt was $380,031 and $403,385, respectively, with an estimated fair value of $373,304 and $387,743, respectively.

     We have a lease agreement for our distribution facility in Wheeling, West Virginia. The lease term is through June 2036. The monthly installments are $83 and the lease contains a bargain purchase option at the end of the lease term. We are accounting for this lease as a capital lease and have recorded the additional leased asset at the present value of the future minimum lease payments using a 5.9% implicit rate. The additional leased asset was recorded at $5,649 and is being amortized on a straight-line basis over 30 years.

     Aggregate expected maturities of long-term debt and scheduled capital lease payments for the years shown are as follows:

	Scheduled Capital	Long-Term Debt
	Lease Payments	Maturities
2009	$1,075	$588
2010	1,000	7,087
2011	1,000	663
2012	1,000	28,842
2013	1,000	8,889
Thereafter	22,500	320,297
	27,575	366,366
Capital lease amount representing interest	(13,910)
Present value of net scheduled lease payments	$13,665	13,665
Total long-term debt and capital leases		$380,031

CABELA’S INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands Except Share and Per Share Amounts)

14. INTEREST (EXPENSE) INCOME, NET

     Interest expense, net of interest income, consisted of the following for years ended:

	2008	2007	2006
Interest expense	$(32,180)	$(24,312)	$(18,302)
Capitalized interest	2,472	4,069	355
Interest income	50	1,465	1,821
	$(29,658)	$(18,778)	$(16,126)

15. INCOME TAXES

     The provision for income taxes consisted of the following for the years ended:

	2008	2007	2006
Current:
Federal	$32,503	$47,431	$24,601
State	2,400	4,993	2,840
	34,903	52,424	27,441

Deferred:
Federal	7,233	(599)	22,225
State	(305)	(477)	1,805
	6,928	(1,076)	24,030
	$41,831	$51,348	$51,471

CABELA’S INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands Except Share and Per Share Amounts)

     A reconciliation of the statutory federal income tax rate to the effective income tax rate is as follows for the years ended:

	2008	2007	2006
Statutory federal rate	35.0%	35.0%	35.0%
State income taxes, net of federal tax benefit	1.7	1.8	1.8
Other nondeductible items	0.1	0.1	0.1
Change in valuation allowance	(0.8)	—	—
Other, net	(0.6)	—	0.6
	35.4%	36.9%	37.5%

     Deferred tax assets and liabilities consisted of the following for the years ended:

	2008	2007
Deferred tax assets:
Deferred compensation	$5,820	$5,547
Deferred revenue	4,589	3,744
Reserve for returns	5,607	7,550
Accrued expenses	5,506	5,121
Gift certificates liability	5,514	3,401
Allowance for doubtful accounts	3,337	2,505
Economic development bonds	3,684	484
Other	3,560	3,139
	37,617	31,491
Deferred tax liabilities:
Prepaid expenses	17,321	17,773
Property and equipment	52,094	34,519
Inventories	10,181	14,902
Retained interests in securitized loans	8,414	10,050
Other	21	45
	88,031	77,289
Valuation allowance	—	(916)
Net deferred tax liability	(50,414)	(46,714)
Less current deferred income taxes	11,707	15,601
Long-term deferred income taxes	$(38,707)	$(31,113)

CABELA’S INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands Except Share and Per Share Amounts)

     Effective April 1, 2008, we completed a legal entity restructuring by merging certain subsidiaries resulting in the major selling channels (catalog, Internet, and retail) residing in a single legal entity. Prior to the restructuring, state net operating losses were being carried forward. Under the previous operating structure, the losses were likely to have expired unused, therefore a full valuation allowance was established. The surviving entity in the restructuring is anticipated to generate sufficient taxable income to fully recognize the tax benefit of these net operating losses. Accordingly, in the second quarter of 2008, we reversed the state net operating losses valuation allowance of $916.

     We adopted the provisions of FIN 48 in 2007 as discussed in Note 2. The reconciliation of unrecognized tax benefits, the balance of which is classified as other long-term liabilities in the consolidated balance sheet, is as follows for the years ended:

	2008	2007
Unrecognized tax benefits, beginning of year	$2,000	$8,569
Decreases on items related to prior periods	(134)	(6,866)
Increases from current period items	1,210	297
Unrecognized tax benefits, end of year	$3,076	$2,000

     Our policy is to accrue interest expense, and penalties as appropriate, on estimated unrecognized tax benefits as a charge to interest expense in the consolidated statements of income. We recorded a net credit of $134 against interest expense during 2008 due to the gross decrease of certain unrecognized tax benefits. No penalties were accrued. The liability for estimated interest on unrecognized tax benefits totaling $847 at the end of 2008 is included in other long-term liabilities in the consolidated balance sheet. We do not anticipate a substantial change in the balance of unrecognized tax benefits in the next twelve months.

     The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate is $2,230. We file income tax returns in the United States, Canada, and various states. The tax years 2004 through 2007 remain open to examination by major taxing jurisdictions to which Cabela’s is subject.

     At the beginning of fiscal 2007, the current portion of deferred income taxes payable in our consolidated balance sheet related to the book-tax difference resulting from the LIFO method used for income tax purposes totaled $18,697. We elected in our 2007 federal income tax return to change our method of accounting for inventory from LIFO to FIFO for income tax purposes and, accordingly, we will incur a cash outlay totaling $18,697 over the four years subsequent to the change.

16. COMMITMENTS AND CONTINGENCIES

     We lease various buildings, computer equipment, and storage space under operating leases, which expire on various dates through April 2033. Rent expense on these leases as well as other month to month rentals was $8,494, $9,792 and $6,733 for 2008, 2007 and 2006, respectively. The following is a schedule of future minimum rental payments under operating leases as of December 27, 2008:

2009	$5,616
2010	5,090
2011	4,604
2012	4,167
2013	4,167
Thereafter	83,902
$107,546

CABELA’S INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands Except Share and Per Share Amounts)

     We have entered into certain lease agreements for retail store locations. Certain leases include tenant allowances that will be amortized over the life of the lease. In 2008 and 2007, we received $21,977 and $17,018, respectively, in tenant allowances. Certain leases require us to pay contingent rental amounts based on a percentage of sales, in addition to real estates taxes, insurance, maintenance, and other operating expenses associated with the leased premises. These leases include options to renew with lease periods, including extensions, varying from 10 to 70 years.

     We have entered into real estate purchase, construction, and/or economic development agreements for various new retail store site locations. At December 27, 2008, we had total estimated cash commitments of approximately $92,500 for 2009 and 2010 for projected retail store-related expenditures and the purchase of future economic development bonds connected with the development, construction, and completion of new retail stores. This does not include any amounts for contractual obligations associated with retail store locations where we are in the process of certain negotiations.

     Under various grant programs, state or local governments provide funding for certain costs associated with developing and opening a new retail store. We generally receive grant funding in exchange for commitments, such as assurance of agreed employment and wage levels at the retail store or that the retail store will remain open, made by us to the state or local government providing the funding. The commitments typically phase out over approximately five to 10 years. If we fail to maintain the commitments during the applicable period, the funds received may have to be repaid or other adverse consequences may arise, which could affect our cash flows and profitability. As of December 27, 2008, the total amount of grant funding subject to a specific contractual remedy was $11,322.

     In April 2007, we began an open account document instructions program, which provides for our company-issued letters of credit. At the end of 2008 and 2007, we had obligations to pay participating vendors $35,622 and $6,399, respectively.

     WFB enters into financial instruments with off balance sheet risk in the normal course of business through the origination of unsecured credit card loans. Unsecured credit card accounts are commitments to extend credit and totaled $12,886,000 and $11,635,000 at December 27, 2008, and December 29, 2007, respectively. These commitments are in addition to any current outstanding balances of a cardholder. Unsecured credit card loans involve, to varying degrees, elements of credit risk in excess of the amount recognized in the consolidated balance sheets. The principal amounts of these instruments reflect WFB’s maximum related exposure. WFB has not experienced and does not anticipate that all customers will exercise the entire available line of credit at any given point in time. WFB has the right to reduce or cancel the available lines of credit at any time.

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

     Self-Insurance – We are self-insured for health claims up to $300 per individual. We have established a liability for health claims submitted and for those claims incurred prior to year end but not yet reported totaling $3,445 and $3,929 at the end of 2008 and 2007, respectively.

CABELA’S INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands Except Share and Per Share Amounts)

     We are also self-insured for workers’ compensation claims up to $500 per individual. We have established a liability for workers’ compensation claims submitted and for those claims incurred prior to year end but not yet reported totaling $4,198 and $4,326 at the end of 2008 and 2007, respectively.

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

     As of December 31, 2008 and 2007, the most recent notification from the FDIC categorized WFB as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized WFB must maintain certain amounts and ratios as set forth in the following table. There are no conditions or events since that notification that management believes have changed the institution’s category.

	2008
			Ratio Required to be Considered
	Actual		Adequately-Capitalized		Well-Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital to Risk-Weighted Assets	$166,611	28.1%	$47,460	8.0%	$59,325	10.0%
Tier I Capital to Risk-Weighted Assets	140,886	23.8	23,730	4.0	35,595	6.0
Tier I Capital to Average Assets	140,886	23.6	23,842	4.0	29,803	5.0

	2007
			Ratio Required to be Considered
	Actual		Adequately-Capitalized		Well-Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital to Risk-Weighted Assets	$118,030	16.8%	$56,102	8.00%	$70,127	10.0%
Tier I Capital to Risk-Weighted Assets	114,336	16.3	28,051	4.0	42,076	6.0
Tier I Capital to Average Assets	114,336	27.6	16,568	4.0	20,710	5.0

CABELA’S INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands Except Share and Per Share Amounts)

     In December 2008, WFB received $25,000 from Cabela's in exchange for 250,000 shares of WFB convertible participating preferred stock. If management elected to covert the participating preferred stock to WFB common stock, the $25,000 would qualify as Tier 1 capital.

18. STOCK BASED COMPENSATION AND STOCK OPTION PLANS

     Under the provisions of FAS 123R, we recorded share-based compensation expense of $6,535 ($4,222 after-tax, or $.06 per diluted share), $4,944 ($3,115 after-tax, or $0.05 per diluted share), and $3,615 ($2,259 after-tax, or $.03 per diluted share) for 2008, 2007, and 2006, respectively. Compensation expense related to our share-based payment awards is recorded in selling, distribution, and administrative expenses in the consolidated statements of income.

     During 2006, share-based compensation expense was recorded for awards granted since 2004 but not yet vested as of January 1, 2006. For these awards, we recognized compensation expense using the accelerated or graded method of amortization. Compensation cost for awards granted after the adoption date is recognized using a straight-line amortization method over the vesting period. As of December 27, 2008, the total unrecognized deferred share-based compensation balance for unvested shares issued, net of expected forfeitures, was approximately $7,345, net of tax, which is expected to be amortized over a weighted average period of 2.2 years.

     The fair value of options granted on and subsequent to May 1, 2004, is estimated on the date of the grant using the Black-Scholes option pricing model. The expected volatility for 2008 and 2007 was based on the historical volatility of our common stock. For 2006, the expected volatility was derived using a historical volatility model as well as comparisons to peers in our market sector.

     The fair value of options in the years presented was estimated using the Black-Scholes model with the following weighted average assumptions:

	2008	2007	2006
Risk-free interest rate based on U.S. Treasury yield
curve in effect at the grant date	1.34 to 3.22%	3.31 to 4.63%	5.01%
Dividend yield	—	—	—
Expected volatility	35 to 43%	30 to 33%	50%
Weighted average expected life based on historical information	5.0 years	5.0 years	6.0 years
Weighted average grant date fair value of options granted	$5.49	$7.82	$10.45

CABELA’S INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands Except Share and Per Share Amounts)

     The following table summarizes our option activity during 2008:

		All Options		Non-Vested Options
			Weighted		Weighted
	Options		Average		Average
	Available	Number	Exercise	Number	Grant Date
	for Grant	of Options	Price	of Options	Fair Value
Outstanding, beginning of year	2,529,196	5,312,444	$16.28	2,915,315	$7.36
Granted	(1,085,077)	1,085,077	15.19	1,085,077	5.49
Restricted stock issued	(111,324)
Vested	—	—	—	(1,156,454)	11.12
Exercised	—	(769,608)	9.36	—	—
Forfeited (1)(2)	208,873	(344,663)	16.11	(184,611)	4.63
Outstanding, end of year (3)	1,541,668	5,283,250	17.08	2,659,327	5.15
____________________

(1)	Options forfeited under the 1997 Plan do not become available for grant under the 2004 Plan.

(2)	Options forfeited under the 2004 Plan are immediately available for grant.

(3)	Options outstanding at the end of 2008 were comprised of 785,535 of incentive stock options and 4,497,715 of nonqualified stock options.

     The following table provides information relating to our equity share-based payment awards at December 27, 2008:

					Weighted
		Weighted			Average
		Average	Weighted	Aggregate	Remaining
		Exercise	Average	Intrinsic	Contractual
	Shares	Price	Fair Value	Value	Life (in Years)
Vested and exercisable	2,623,923	$17.12	$6.88	$83	5.16
Non-vested	2,659,327	17.03	5.15	29	6.42
Total outstanding	5,283,250	17.08	6.01	$112	5.79

Expected to vest after December 27, 2008	2,596,703	17.03	5.15	$29	6.42

     The aggregate intrinsic value of awards exercised was $2,602, $8,188, and $3,473 during 2008, 2007, and 2006, respectively. The total fair value of shares vested was $12,864, $5,025, and $3,843, in 2008, 2007, and 2006, respectively. Based on our closing stock price of $6.50 as of December 27, 2008, the total number of in-the-money awards exercisable as of December 27, 2008, was 112,280.

CABELA’S INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands Except Share and Per Share Amounts)

     The stock options outstanding and exercisable for equity share-based payment awards as of December 27, 2008, were in the following exercise price ranges:

Options Outstanding				Options Exercisable
		Weighted	Average		Weighted
Exercise		Average	Remaining Contractual		Average
Price	Shares	Exercise Price	Life (in Years)	Shares	Exercise Price
$0.00 to $10.00	534,037	$8.15	2.34	333,685	$8.00
$10.01 to $15.00	762,392	12.17	4.34	552,831	12.43
$15.01 to $17.50	1,049,700	15.25	7.32	—	—
$17.51 to $20.00	1,950,121	19.73	6.27	1,380,053	19.83
$20.01 to $25.00	983,000	22.38	6.21	353,354	22.37
$25.01 to $30.00	4,000	27.26	5.59	4,000	27.26
	5,283,250	17.08	5.79	2,623,923	17.12

19. STOCK OPTION AND OTHER EMPLOYEE BENEFIT PLANS

     Employee Stock Option Plans – The Cabela’s Incorporated 2004 Stock Plan (the “2004 Plan”) provides for the granting of non-qualified stock options, incentive stock options, stock appreciation rights, restricted stock, restricted stock units, and other stock-based awards to employees, directors, and consultants. Options granted under the 2004 Plan have a term of no greater than ten years from the grant date and are exercisable in accordance with the vesting schedule determined at the time the awards are granted. During 2008, there were 1,073,077 options granted to employees and 12,000 options granted to non-employee directors, all at an exercise price of $15.25 per share except 7,677 options which were granted at $7.16 per share. The options have an eight-year term and vest over three years for employees and one year for non-employee directors.

      In addition, on July 7, 2008, 111,324 shares of restricted stock were issued to two executives under the 2004 Plan. The stock price on the date of grant was $10.48 per share resulting in a fair value of $1,167 of deferred compensation which will be amortized to expense over a five-year period. The restricted stock vests one-third on the third, fourth, and fifth anniversaries of the grant date. As of December 27, 2008, there were 4,474,211 shares subject to options and 1,541,668 shares authorized and available for grant under the 2004 Plan. Our policy has been to issue new shares for the exercise of stock options.

     As of December 27, 2008, under our 1997 Stock Option Plan (the “1997 Plan”), there were 809,039 shares subject to options with no shares available for grant. Options issued expire on the fifth or the tenth anniversary of the date of the grant under the 1997 Plan.

CABELA’S INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands Except Share and Per Share Amounts)

     Employee Stock Purchase Plan – The maximum number of shares of common stock available for issuance under our Employee Stock Purchase Plan (the “ESPP”) is 1,835,000. During 2008, there were 246,620 shares issued under the ESPP. As of December 27, 2008, there were 1,198,656 shares authorized and available for issuance. We issued new shares, rather than market purchases, beginning in October 2008 and plan to continue to issue new shares in the future.

     401(k) Savings Plan – All employees are eligible to defer up to 80% of their wages to Cabela’s 401(k) savings plan, subject to certain limitations. Through 2008, the Company matched 100% of eligible employee deferrals up to 6% of eligible wages. Total expense for employer contributions was $7,894, $7,007, and $6,502 in 2008, 2007, and 2006, respectively.

     Deferred Compensation Plan – We have a self-funded, nonqualified deferred compensation plan for certain key employees that was amended on December 31, 2004, to restrict any further contributions. Participants’ balances earn interest with the rate adjusting on a semi-annual basis. Upon certain conditions participants can receive their balance in either a lump sum or in equal annual payments over various time periods. Participants’ balances under this plan will be paid in full no later than January 2010. The charge to interest expense under this plan was $368, $525, and $503 for 2008, 2007, and 2006, respectively.

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

     Retained Earnings – The most significant restrictions on the payment of dividends are the covenants contained in our revolving credit agreement and unsecured senior notes purchase agreements. Nebraska banking laws also govern the amount of dividends that WFB can pay to Cabela’s. At December 27, 2008, we had unrestricted retained earnings of $106,238 available for dividends. However, we have never declared or paid any cash dividends on our common stock and we do not anticipate paying any cash dividends in the foreseeable future.

     Other Comprehensive Income (Loss) – The components of accumulated other comprehensive income (loss), net of related taxes, are as follows for the years ended:

	2008	2007
Accumulated net unrealized holding losses on economic development bonds	$(6,231)	$(806)
Accumulated net unrealized holding gains on derivatives	33	76
Cumulative foreign currency translation adjustments	(399)	7

Total accumulated other comprehensive income (loss)	$(6,597)	$(723)

21. EARNINGS PER SHARE

     The following table reconciles the number of shares utilized in the earnings per share calculations for the years ended:

	2008	2007	2006
Weighted average number of shares:
Common shares – basic	66,384,004	65,744,077	65,221,339
Effect of incremental dilutive securities:
Stock options and employee stock purchase plan shares	774,579	1,531,454	1,422,517
Common shares – diluted	67,158,583	67,275,531	66,643,856

Options outstanding considered anti-dilutive	4,466,534	1,048,000	6,000

CABELA’S INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands Except Share and Per Share Amounts)

22. SUPPLEMENTAL CASH FLOW INFORMATION

     The following table sets forth non-cash financing and investing activities and other cash flow information for the years ended:

	2008	2007	2006
Non-cash financing and investing activities:
Accrued property and equipment additions (1)	$12,304	$48,534	$19,852
Capital lease obligations	—	201	5,649
Contribution of land received	5,015	19,000	—
Issuance of restricted common stock	1,167	—	—

Other cash flow information:
Interest paid	$42,575	$30,273	$19,017
Capitalized interest	(2,472)	(4,069)	(355)
Interest paid, net of capitalized interest	$40,103	$26,204	$18,662

Income taxes, net	$55,594	$33,575	$41,012
____________________

(1)	Accrued property and equipment additions are recognized in the consolidated statements of cash flows in the period they are paid.

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

     Revenues included in Corporate Overhead and Other are primarily made up of land sales, amounts received from our outfitter sevices, real state rental income, and fees earned through our travel business an other complementary business services. Corporate Overhead and Other expenses include unallocated shared-service costs, operations of various ancillary subsidiaries such as real estate development and travel, and eliminations. Unallocated shared-service costs include receiving, distribution, and storage costs of inventory, merchandising, and quality assurance costs, as well as corporate headquarters occupancy costs.

CABELA’S INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands Except Share and Per Share Amounts)

     Segment assets are those directly used in or clearly allocable to an operating segment’s operations. For the Retail segment, assets primarily include inventory in the retail stores, land, buildings, fixtures, and leasehold improvements. For the Direct segment, assets primarily include deferred catalog costs and fixed assets. At the end of 2008, goodwill totaling $2,874 was included in the assets of the Retail segment. At the end of 2007, goodwill totaling $4,474 was allocated between the Direct and Retail segments, with $969 being allocated to the Direct segment and $3,505 being allocated to the Retail Segment. For the Financial Services segment, assets primarily include cash, credit card loans, retained interest, receivables, fixtures, and other assets. Assets for the Corporate Overhead and Other segment include corporate headquarters and facilities, merchandise distribution inventory, shared technology infrastructure and related information systems, corporate cash and cash equivalents, economic development bonds, prepaid expenses, deferred income taxes, and other corporate long-lived assets. Depreciation, amortization, and property and equipment expenditures of each segment are allocated to each respective segment. The accounting policies of the segments, where applicable, are the same as those described in the summary of significant accounting policies in our notes to consolidated financial statements. Intercompany revenue between segments has been eliminated in consolidation.

     Results by business segment are presented in the following tables for 2008, 2007 and 2006:

				Corporate
			Financial	Overhead
Fiscal Year 2008	Retail	Direct	Services	and Other	Total
Revenue from external customers	$1,283,148	$1,093,307	$159,423	$16,843	$2,552,721
Revenue (loss) from internal customers	2,348	1,852	(452)	(3,748)	—
Total revenue	$1,285,496	$1,095,159	$158,971	$13,095	$2,552,721

Operating income (loss)	$141,578	$161,249	$46,184	$(207,972)	$141,039
As a percentage of revenue	11.0%	14.7%	29.1%	N/A	5.5%

Depreciation and amortization	$37,930	$4,198	$1,075	$21,470	$64,673
Assets	988,474	663,994	728,271	15,327	2,396,066
Property and equipment additions including accrued amounts	21,033	6,501	1,592	25,808	54,934

CABELA’S INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands Except Share and Per Share Amounts)

				Corporate
			Financial	Overhead
Fiscal Year 2007	Retail	Direct	Services	and Other	Total
Revenue from external customers	$1,040,664	$1,127,942	$159,943	$21,050	$2,349,599
Revenue (loss) from internal customers	2,778	2,611	(608)	(4,781)	—
Total revenue	$1,043,442	$1,130,553	$159,335	$16,269	$2,349,599

Operating income (loss)	$127,744	$190,046	$37,448	$(204,146)	$151,092
As a percentage of revenue	12.2%	16.8%	23.5%	N/A	6.4%
Depreciation and amortization	$29,830	$4,462	$1,129	$24,442	$59,863
Assets	1,065,234	480,341	450,616	216,639	2,212,830
Property and equipment additions including accrued amounts	324,272	8,466	1,037	30,551	364,326

				Corporate
			Financial	Overhead
Fiscal Year 2006	Retail	Direct	Services	and Other	Total
Revenue from external customers	$817,836	$1,086,162	$138,164	$21,362	$2,063,524
Revenue (loss) from internal customers	2,485	2,318	(741)	(4,062)	—
Total revenue	$820,321	$1,088,480	$137,423	$17,300	$2,063,524

Operating income (loss)	$124,122	$179,182	$30,061	$(189,620)	$143,745
As a percentage of revenue	15.1%	16.5%	21.9%	N/A	7.0%
Depreciation and amortization	$19,050	$4,371	$941	$21,197	$45,559
Assets	602,513	496,963	316,417	335,337	1,751,230
Property and equipment additions including accrued amounts	161,585	5,680	1,735	21,592	190,592

     The components and amounts of total revenue for the Financial Services business segment were as follows for the years ended:

	2008	2007	2006
Interest and fee income, net of provision for loan losses	$37,462	$28,974	$23,973
Interest expense	(13,417)	(7,288)	(5,008)
Net interest income, net of provision for loan losses	24,045	21,686	18,965
Non-interest income:
Securitization income	185,820	194,516	169,173
Other non-interest income	67,375	51,670	39,381
Total non-interest income	253,195	246,186	208,554
Less: Customer rewards costs	(118,269)	(108,537)	(90,096)
Financial Services total revenue	$158,971	$159,335	$137,423

     Our products are principally marketed to individuals within the United States. Net sales realized from other geographic markets, primarily Canada, have collectively been less than 3% of consolidated net merchandise sales in each reported period. No single customer accounted for 10% or more of consolidated net sales. No single product or service accounts for a significant percentage of our consolidated revenue.

CABELA’S INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands Except Share and Per Share Amounts)

24. FAIR VALUE MEASUREMENTS

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
  Level 2 – Observable inputs other than quoted market prices.
  Level 3 – Unobservable inputs corroborated by little, if any, market data.

     Level 3 is comprised of financial instruments whose fair value is estimated based on internally developed models or methodologies utilizing significant inputs that are primarily unobservable from objective sources. In determining the appropriate hierarchy levels, we performed an analysis of the assets and liabilities that are subject to FAS 157 and determined that at December 27, 2008, all applicable financial instruments carried on our consolidated balance sheets are classified as Level 3. The following table summarizes the valuation of our recurring financial instruments at December 27, 2008.

Fair Value at
Assets	December 27, 2008 (1)
Retained interests in securitized loans	$61,605
Economic development bonds	112,585
$174,190
____________________
(1)	All fair value measurements using Level 3 category.

     The table below presents changes in fair value of our assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3), as defined in FAS 157, for the year ended December 27, 2008.

	Retained
	Interests in	Economic
	Securitized	Development
	Loans	Bonds
Balance, December 30, 2007	$51,777	$98,035
Total gains or losses (realized/unrealized):
Included in earnings	(4,356)	(42)
Included in other comprehensive income	—	(8,584)
Purchases, issuances, and settlements, net	14,184	23,176
Balance, December 27, 2008	$61,605	$112,585

CABELA’S INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands Except Share and Per Share Amounts)

     Included in retained interests in asset securitizations are interest-only strips, cash reserve accounts, and cash accounts. For interest-only strips and cash reserve accounts WFB estimates related fair values based on the present value of future expected cash flows using assumptions for credit losses, payment rates, and discount rates commensurate with the risks involved. For cash accounts, WFB estimates related fair values based on the present value of future expected cash flows using discount rates commensurate with risks involved. WFB retains the rights to remaining cash flows (including interchange fees) after the other costs of the trust are paid. However, future expected cash flows for valuation of the interest-only strips and cash reserve accounts do not include interchange income since interchange income is earned only when a charge is made to a customer’s account.

     WFB also owns asset-backed securities from three of its securitizations. Asset-backed trading securities fluctuate daily based on the short-term operational needs of WFB. Advances and pay downs on the trading securities are at par value. Therefore, the par value of the asset-backed trading securities approximates fair value.

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

     The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable, gift certificates (including credit card and loyalty rewards programs), accrued expenses, short-term borrowings, and income taxes payable included in the consolidated balance sheets approximate fair value given the short-term nature of these financial instruments. The estimated fair value and disclosures for credit card loans receivable, time deposits, and long-term debt included in the consolidated balance sheets are reported under the provisions of FAS 107 Disclosures About Fair Value of Financial Instruments.

CABELA’S INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands Except Share and Per Share Amounts)

25. QUARTERLY FINANCIAL INFORMATION (Unaudited)

     The following table sets forth unaudited financial and operating data in each quarter for the years ended 2008 and 2007:

	2008				2007
	First	Second	Third	Fourth	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter
Total revenue (1)	$535,539	$525,952	$611,800	$879,430	$462,091	$451,199	$546,809	$889,500
Operating income (2)	21,086	14,852	20,845	84,256	12,391	20,252	24,346	94,103
Net income	9,956	7,279	9,722	49,447	7,142	11,264	13,232	56,241
Earnings per share—Basic (3)	0.15	0.11	0.15	0.74	0.11	0.17	0.20	0.85
Earnings per share—Diluted (3)	0.15	0.11	0.15	0.74	0.11	0.17	0.20	0.84
____________________

(1)

In the fourth quarter of 2008, we recorded gift instrument breakage of $8.7 million in Retail revenue and operating income due to a change in the estimated breakage period from seven years to four years.

(2)	In the fourth quarter of 2008, we recorded $6 million of expenses relating to the impairment of goodwill, economic development bond impairment, and employee severance costs.

(3)	Basic and diluted earnings per share are computed independently for each of the quarters presented and, therefore may not sum to the totals for the year.

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

26. SUBSEQUENT EVENT

     On February 19, 2009, Moody's Investors Service announced that it had downgraded the ratings on 21 classes of asset-backed notes issued by the trust of our Financial Services business. Moody’s Investors Service is one of three rating agencies that rate our Financial Services business' term securitizations. We do not believe that this downgrade will have a significant impact on the ability of our Financial Services business to complete other securitization transactions on acceptable terms or to access financing.

CABELA’S INCORPORATED AND SUBSIDIARIES

SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS
(In Thousands)
	Beginning	Charged to	Charged	Net	End
	of Year	Costs and	to Other	Charge-	of Year
	Balance	Expenses	Accounts	Offs	Balance
YEAR ENDED DECEMBER 27, 2008:
Allowance for doubtful accounts	$1,851	$(1,295)	$—	$(1,295)	$556
Allowance for credit card receivable loan losses	1,197	1,260	(950)	310	1,507

YEAR ENDED DECEMBER 29, 2007:
Allowance for doubtful accounts	$1,932	$(81)	$—	$(81)	$1,851
Allowance for credit card receivable loan losses	699	1,748	(1,250)	498	1,197

YEAR ENDED DECEMBER 30, 2006:
Allowance for doubtful accounts	$1,404	$527	$1	$528	$1,932
Allowance for credit card receivable loan losses	536	664	(501)	163	699

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

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

     In connection with this annual report on Form 10-K, our Chief Executive Officer and Chief Financial Officer evaluated, with the participation of our management, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on management’s evaluation, our Chief Executive Officer and Chief Financial Officer each concluded that our disclosure controls and procedures were effective as of December 27, 2008.

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

     With the participation of our Chief Executive Officer and our Chief Financial Officer, management evaluated the effectiveness of our internal control over financial reporting as of December 27, 2008, based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 27, 2008.

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

Changes in Internal Control Over Financial Reporting

     There were no changes in our internal control over financial reporting that occurred during the quarter ended December 27, 2008, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Cabela’s Incorporated and Subsidiaries
Sidney, Nebraska

We have audited the internal control over financial reporting of Cabela’s Incorporated and Subsidiaries (the "Company") as of December 27, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

A company's internal control over financial reporting is a process designed by, or under the supervision of, the company's principal executive and principal financial officers, or persons performing similar functions, and effected by the company's board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 27, 2008, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 27, 2008 of the Company and our report dated February 24, 2009 expressed an unqualified opinion on those consolidated financial statements and financial statement schedule.

/s/ Deloitte & Touche LLP

DELOITTE & TOUCHE LLP

Omaha, Nebraska
February 24, 2009

ITEM 9B. OTHER INFORMATION

     None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

     The information under the headings “Proposal One – Election of Directors,” “Executive Officers of the Company,” “Corporate Governance – Committees of the Board of Directors – Audit Committee,” and “Section 16(a) Beneficial Ownership Reporting Compliance,” in our Proxy Statement relating to our 2009 Annual Meeting of Shareholders (our “Proxy Statement”) is incorporated herein by reference. With the exception of the foregoing information and other information specifically incorporated by reference into this Report on Form 10-K, our Proxy Statement is not being filed as a part hereof.

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

      On June 12, 2008, we filed with the NYSE the Annual CEO Certification regarding the company’s compliance with the NYSE’s Corporate Governance listing standards as required by Section 303A.12(a) of the NYSE Listed Company Manual.

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

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

     (a) The following documents are filed as part of this report:

     1. Financial Statements:

  Report of Independent Registered Public Accounting Firm
  Consolidated Statements of Income –Years ended December 27, 2008, December 29, 2007, and December 30, 2006
  Consolidated Balance Sheets – December 27, 2008, and December 29, 2007
  Consolidated Statements of Cash Flows – Years ended December 27, 2008, December 29, 2007, and December 30, 2006
  Consolidated Statements of Stockholders’ Equity – Years ended December 27, 2008, December 29, 2007, and December 30, 2006
  Notes to Consolidated Financial Statements

     2. Financial Statement Schedules:

  Schedule II – Valuation and Qualifying Accounts

All other schedules for which provision is made in the applicable accounting regulations of the SEC are not required under the related instructions or are inapplicable and, therefore, have been omitted.

     3. Exhibits: See Item 15(b) below.

     (b) Exhibits

Exhibit
Number	Exhibit Description
3.1	Amended and Restated Certificate of Incorporation of Cabela’s Incorporated (incorporated by reference from Exhibit 3.1 of our Quarterly Report on Form 10-Q, filed on August 13, 2004, File No. 001-32227)

3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Cabela’s Incorporated (incorporated by reference from Exhibit 3.1 of our Current Report on Form 8-K, filed on May 15, 2006, File No. 001-32227)

3.3	Amended and Restated Bylaws of Cabela’s Incorporated (incorporated by reference from Exhibit 3 of our Current Report on Form 8-K, filed on August 29, 2008, File No. 001-32227)

4.1	Specimen Stock Certificate (incorporated by reference from Exhibit 4.1 of our Registration Statement on Form S-1, filed on March 23, 2004, Registration No. 333-113835)

4.2	Registration Rights Agreement dated as of September 23, 2003, among Cabela’s Incorporated and the security holders named therein (incorporated by reference from Exhibit 4.2 of our Registration Statement on Form S-1, filed on March 23, 2004, Registration No. 333-113835)

4.3	Form of 7.2% Senior Note, Series 2008-A, due January 16, 2018 (incorporated by reference from Exhibit 4.1 of our Current Report on Form 8-K, filed on January 22, 2008, File No. 001-32227)

4.4	Form of 6.08% Senior Note, Series 2007-A, due June 15, 2007 (incorporated by reference from Exhibit 4.2 of our Current Report on Form 8-K, filed on June 20, 2007, File No. 001-32227)

4.5	Form of 5.99% Senior Note, Series 2006-A, due February 27, 2016 (incorporated by reference from Exhibit 4.7 of our Current Report on Form 8-K, filed on June 20, 2007, File No. 001-32227)

4.6	Note Purchase Agreements dated as of February 27, 2006, among Cabela’s Incorporated and various purchasers party thereto (incorporated by reference from Exhibit 4.2 of our Current Report on Form 8-K, filed on March 3, 2006, File No. 001-32227)

4.7	First Supplement to Note Purchase Agreements dated as of February 27, 2006, among Cabela’s Incorporated and various purchasers party thereto (incorporated by reference from Exhibit 4.1 of our Current Report on Form 8-K, filed on June 20, 2007, File No. 001-32227)

4.8	Second Supplement to Note Purchase Agreements dated as February 27, 2006, among Cabela’s Incorporated and various purchasers party thereto (incorporated by reference from Exhibit 4.2 of our Current Report on Form 8-K, filed on January 22, 2008, File No. 001-32227)

4.9	Amendment No. 1 to Note Purchase Agreements dated as of February 27, 2006, among Cabela’s Incorporated and various purchasers party thereto (incorporated by reference from Exhibit 4.4 of our Current Report on Form 8-K, filed on June 20, 2007, File No. 001-32227)

10.1	Executive Employment Agreement dated as of January 4, 2004, between Cabela’s Incorporated and Richard N. Cabela (incorporated by reference from Exhibit 10.1 of our Registration Statement on Form S-1, filed on March 23, 2004, Registration No. 333-113835)*

10.2	Addendum to Executive Employment Agreement dated as of January 4, 2004, between Cabela’s Incorporated and Richard N. Cabela (incorporated by reference from Exhibit 10.1 of our Quarterly Report of Form 10-Q, filed on May 12, 2005, File No. 001-32227)*

10.3	Executive Employment Agreement dated as of January 4, 2004, between Cabela’s Incorporated and James W. Cabela (incorporated by reference from Exhibit 10.2 of our Registration Statement on Form S-1, filed on March 23, 2004, Registration No. 333-113835)*

10.4	Addendum to Executive Employment Agreement dated as of January 4, 2004, between Cabela’s Incorporated and James W. Cabela (incorporated by reference from Exhibit 10.2 of our Quarterly Report of Form 10-Q, filed on May 12, 2005, File No. 001-32227)*

10.5	1997 Stock Option Plan (incorporated by reference from Exhibit 10.6 of our Registration Statement on Form S-1, filed on March 23, 2004, Registration No. 333-113835)*

10.6	First Amendment to 1997 Stock Option Plan (incorporated by reference from Exhibit 10.7 of our Registration Statement on Form S-1, filed on March 23, 2004, Registration No. 333-113835)*

10.7	Second Amendment to 1997 Stock Option Plan (incorporated by reference from Exhibit 10.8 of our Registration Statement on Form S-1, filed on March 23, 2004, Registration No. 333-113835)*

10.8	Third Amendment to 1997 Stock Option Plan (incorporated by reference from Exhibit 10.9 of our Registration Statement on Form S-1, filed on March 23, 2004, Registration No. 333-113835)*

10.9	Fourth Amendment to 1997 Stock Option Plan (incorporated by reference from Exhibit 10.9.1 of our Registration Statement on Form S-1, filed on March 23, 2004, Registration No. 333-113835)*

10.10	Fifth Amendment to 1997 Stock Option Plan (incorporated by reference from Exhibit 10 of our Quarterly Report of Form 10-Q, filed on August 6, 2007, File No. 001-32227)*

10.11	Form of 1997 Employee Stock Option Agreement (incorporated by reference from Exhibit 10.10 of our Registration Statement on Form S-1, filed on March 23, 2004, Registration No. 333-113835)*

10.12	Cabela’s Incorporated 2004 Stock Plan (as amended and restated effective May 14, 2008) (incorporated by reference from Exhibit 10.2 of our Current Report on Form 8-K, filed on May 19, 2008, File No. 001-32227)*

10.13	Form of 2004 Stock Plan Employee Stock Option Agreement (incorporated by reference from Exhibit 10.13 of our Registration Statement on Form S-1, filed on March 23, 2004, Registration No. 333-113835)*

10.14	Form of 2004 Stock Plan Employee Stock Option Agreement (2006) (incorporated by reference from Exhibit 10.1 of our Current Report on Form 8-K, filed on May 15, 2006, File No. 001-32227)*

10.15	Form of 2004 Stock Plan Employee Stock Option Agreement (2008) (incorporated by reference from Exhibit 10.3 of our Current Report on Form 8-K, filed on June 4, 2008, File No. 001-32227)*

10.16	Form of 2004 Stock Plan Non-Employee Director Stock Option Agreement (2006) (incorporated by reference from Exhibit 10.2 of our Current Report on Form 8-K, filed on May 15, 2006, File No. 001-32227)*

10.17	Form of 2004 Stock Plan Non-Employee Director Stock Option Agreement (2008) (incorporated by reference from Exhibit 10.4 of our Current Report on Form 8-K, filed on June 4, 2008, File No. 001-32227)*

10.18	2004 Employee Stock Purchase Plan (incorporated by reference from Exhibit 10.14 of our Registration Statement on Form S-1, filed on March 23, 2004, Registration No. 333-113835)*

10.19	Second Amended and Restated Credit Agreement dated as of July 15, 2005, among Cabela’s Incorporated, various lenders party thereto, and U.S. Bank National Association, as Administrative Agent (incorporated by reference from Exhibit 10 of our Current Report on Form 8-K, filed on July 15, 2005, File No. 001-32227)

10.20	Joinder Agreement made by Cabela’s Retail IL, Inc. to Second Amended and Restated Credit Agreement dated as of July 15, 2005, among Cabela’s Incorporated, various lenders party thereto, and U.S. Bank National Association, as Administrative Agent (incorporated by reference from Exhibit 10.2 of our Current Report on Form 8-K, filed on June 20, 2007, File No. 001-32227)

10.21	First Amendment to Second Amended and Restated Credit Agreement dated as of July 15, 2005, among Cabela’s Incorporated, various lenders party thereto, and U.S. Bank National Association, as Administrative Agent (incorporated by reference from Exhibit 10 of our Quarterly Report of Form 10-Q, filed on November 5, 2007, File No. 001-32227)

10.22	Fourth Amended and Restated Intercreditor Agreement dated as of June 15, 2007, among Cabela’s Incorporated, various note holders party thereto, various lenders party thereto, and U.S. Bank National Association, as Collateral Agent (incorporated by reference from Exhibit 10.1 of our Current Report on Form 8-K, filed on June 20, 2007, File No. 001-32227)

10.23	Form of Indemnification Agreement (incorporated by reference from Exhibit 10.18 of our Registration Statement on Form S-1, filed on March 23, 2004, Registration No. 333-113835)*

10.24	Form of Management Change of Control Severance Agreement (incorporated by reference from Exhibit 10.19 of our Registration Statement on Form S-1, filed on March 23, 2004, Registration No. 333-113835)*

10.25	Amended and Restated Management Change of Control Severance Agreement dated May 9, 2006, between Cabela’s Incorporated and Joseph M. Friebe (incorporated by reference from Exhibit 10.3 of our Current Report on Form 8-K, filed on May 15, 2006, File No. 001-32227)*

10.26	Cabela’s Incorporated Third Amended and Restated Deferred Compensation Plan (incorporated by reference from Exhibit 10.1 of our Current Report on Form 8-K, filed on March 1, 2005, File No. 001-32227)*

10.27	First Amendment of the Cabela’s Incorporated Third Amended and Restated Deferred Compensation Plan (incorporated by reference from Exhibit 10.1 of our Current Report on Form 8-K, filed on March 1, 2005, File No. 001-32227)*

10.28	Second Amendment of the Cabela’s Incorporated Third Amended and Restated Deferred Compensation Plan (incorporated by reference from Exhibit 10.28 of our Annual Report on Form 10-K, filed on February 28, 2007, File No. 001-32227)*

10.29	Third Amendment of the Cabela’s Incorporated Third Amended and Restated Deferred Compensation Plan (incorporated by reference from Exhibit 10 of our Quarterly Report on Form 10-Q, filed on November 4, 2008, File No. 001-32227)*

10.30	Summary of Non-Employee Director Compensation (incorporated by reference from the Section titled “Director Compensation” in our Proxy Statement for the 2009 Annual Meeting of Shareholders)*

10.31	Summary of Named Executive Officer Compensation (incorporated by reference from the Section titled “Executive Compensation” in our Proxy Statement for the 2009 Annual Meeting of Shareholders)*

10.32	Retirement Transition and Consulting Agreement dated March 18, 2008, between Cabela’s Incorporated and Michael Callahan (incorporated by reference from Exhibit 10 of our Current Report of Form 8-K, filed on March 20, 2008, File No. 001-32227)*

10.33	Amended and Restated Lease Agreement with Option to Purchase dated April 26, 2005, between Ohio County Development Authority and Cabela’s Wholesale, Inc. (incorporated by reference from Exhibit 10.29 of our Annual Report of Form 10-K, filed on March 1, 2006, File No. 001-32227)

10.34	Cabela’s Incorporated Performance Bonus Plan (incorporated by reference from Exhibit 10 of our Current Report on Form 8-K, filed on February 19, 2008, File No. 001-32227)*

10.35	Form of Proprietary Matters Agreement (executed by Dennis Highby, Patrick A. Snyder, Brian J. Linneman, and Charles Baldwin) (incorporated by reference from Exhibit 10.1 of our Current Report on Form 8-K, filed on June 4, 2008, File No. 001-32227)*

10.36	Form of Proprietary Matters Agreement – World’s Foremost Bank (executed by Ralph W. Castner and Joseph M. Friebe) (incorporated by reference from Exhibit 10.2 of our Current Report on Form 8-K, filed on June 4, 2008, File No. 001-32227)*

10.37	Form of Retention Award Agreement (executed by Patrick A. Snyder and Brian J. Linneman) (incorporated by reference from Exhibit 10.1 of our Current Report on Form 8-K, filed on July 10, 2008, File No. 001-32227)*

10.38	Form of Restricted Stock Agreement (executed by Patrick A. Snyder and Brian J. Linneman) (incorporated by reference from Exhibit 10.2 of our Current Report on Form 8-K, filed on July 10, 2008, File No. 001-32227)*

21.1	Subsidiaries of Cabela’s Incorporated

23.1	Consent of Deloitte & Touche LLP

24.1	Powers of Attorney

31.1	Certification of CEO Pursuant to Rule 13a-14(a) under the Exchange Act

31.2	Certification of CFO Pursuant to Rule 13a-14(a) under the Exchange Act

32.1	Certifications Pursuant to U.S.C. Section 1350
____________________

*	Indicates management contract or compensatory plan or arrangement required to be filed as exhibits pursuant to Item 15(b) of this report.

(c)	Financial Statement Schedules. See Item 15(a) above.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CABELA’S INCORPORATED

Dated: February 25, 2009	By:	/s/ Dennis Highby
Dennis Highby
President and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Dennis Highby	President, Chief Executive Officer, and	February 25, 2009
Dennis Highby	Director (Principal Executive Officer)

/s/ Ralph W. Castner	Vice President and Chief Financial Officer	February 25, 2009
Ralph W. Castner	(Principal Financial Officer and Principal
Accounting Officer)

*	Chairman of the Board and Director	February 25, 2009
Richard N. Cabela

*	Vice-Chairman of the Board and Director	February 25, 2009
James W. Cabela

*	Director	February 25, 2009
Theodore M. Armstrong

*	Director	February 25, 2009
John H. Edmondson

*	Director	February 25, 2009
John Gottschalk

*	Director	February 25, 2009
Reuben Mark

*	Director	February 25, 2009
Michael R. McCarthy

* By: /s/ Ralph W. Castner
Ralph W. Castner
Attorney-in-fact
February 25, 2009