Form 10-Q
period 2009-03-28
CABELAS INC
filed 2009-05-01
CIK 1267130

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 28, 2009
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for at least the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common stock, $0.01 par value:  66,958,936 shares as of April 24, 2009.

CABELA’S INCORPORATED

FORM 10-Q
QUARTERLY PERIOD ENDED MARCH 28, 2009

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

CABELA'S INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Dollars in Thousands Except Earnings Per Share)
(Unaudited)

	Three Months Ended
	March 28,	March 29,
	2009	2008
Revenue:
Merchandise sales	$500,878	$490,911
Financial services revenue	33,894	40,708
Other revenue	4,768	3,920
Total revenue	539,540	535,539

Total cost of revenue (exclusive of depreciation and amortization)	326,314	313,802
Selling, distribution, and administrative expenses	200,900	200,651
Operating income	12,326	21,086

Interest expense, net	(5,834)	(7,141)
Other non-operating income, net	2,046	1,859
Income before provision for income taxes	8,538	15,804
Provision for income taxes	3,410	5,848

Net income	$5,128	$9,956

Basic net income per share	$0.08	$0.15
Diluted net income per share	$0.08	$0.15

Basic weighted average shares outstanding	66,578,213	65,934,381

Diluted weighted average shares outstanding	66,663,239	66,575,573

Refer to notes to unaudited condensed consolidated financial statements.

CABELA'S INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands Except Par Values)
(Unaudited)

	March 28,	December 27,	March 29,
ASSETS	2009	2008	2008
CURRENT
Cash and cash equivalents	$540,500	$410,104	$78,085
Accounts receivable, net of allowance for doubtful accounts of $854, $556 and $1,861	37,722	45,788	56,713
Credit card loans, net of allowances of $1,180, $1,507 and $1,210	141,932	167,226	175,254
Inventories	573,953	517,657	620,925
Prepaid expenses and other current assets	146,849	133,439	139,924
Total current assets	1,440,956	1,274,214	1,070,901
Property and equipment, net	880,105	881,080	900,280
Land held for sale or development	40,414	39,318	34,811
Retained interests in securitized loans	57,225	61,605	36,864
Economic development bonds	116,161	112,585	106,314
Other assets	26,123	27,264	30,685
Total assets	$2,560,984	$2,396,066	$2,179,855

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT
Accounts payable, including unpresented checks of $22,946, $28,217 and $18,352	$187,522	$189,766	$190,328
Gift instruments, and credit card and loyalty rewards programs	164,480	184,834	169,006
Accrued expenses	90,076	123,296	88,627
Time deposits	184,841	178,817	65,494
Current maturities of long-term debt	237	695	26,564
Income taxes payable	2,278	11,689	4,468
Deferred income taxes	11,556	11,707	15,568
Total current liabilities	640,990	700,804	560,055
Long-term debt, less current maturities	474,683	379,336	599,802
Long-term time deposits	422,181	307,382	118,071
Deferred income taxes	38,228	38,707	31,063
Other long-term liabilities	61,170	56,132	32,059

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Preferred stock, $0.01 par value; Authorized -- 10,000,000 shares; Issued – none	-	-	-
Common stock, $0.01 par value:
Class A Voting, Authorized – 245,000,000 shares; Issued – 66,923,128, 66,833,984, and 66,011,696 shares	669	668	660
Class B Non-voting, Authorized – 245,000,000 shares; Issued – none	-	-	-
Additional paid-in capital	274,228	271,958	260,047
Retained earnings	652,804	647,676	581,228
Accumulated other comprehensive loss	(3,969)	(6,597)	(3,130)
Total stockholders’ equity	923,732	913,705	838,805
Total liabilities and stockholders’ equity	$2,560,984	$2,396,066	$2,179,855

Refer to notes to unaudited condensed consolidated financial statements.

CABELA'S INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)
(Unaudited)
	Three Months Ended
	March 28,	March 29,
CASH FLOWS FROM OPERATING ACTIVITIES:	2009	2008
Net income	$5,128	$9,956
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	17,372	17,747
Stock based compensation	1,881	1,420
Deferred income taxes	(2,646)	(3,178)
Other, net	(348)	(2,147)
Change in operating assets and liabilities:
Accounts receivable	8,451	(10,510)
Originations of credit card loans held for sale	(149,855)	(92,000)
Proceeds from securitizations of credit card loans	174,614	107,908
Retained interests in securitized loans	4,380	8,913
Inventories	(56,296)	(12,766)
Prepaid expenses and other current assets	(13,729)	(20,964)
Land held for sale or development	(124)	(9)
Accounts payable and accrued expenses	(25,582)	(132,738)
Gift instruments, and credit card and loyalty rewards programs	(20,353)	(15,251)
Other long-term liabilities	(639)	2,467
Income taxes payable	(9,411)	(29,888)
Net cash used in operating activities	(67,157)	(171,040)

CASH FLOWS FROM INVESTING ACTIVITIES:
Property and equipment additions	(20,131)	(49,698)
Proceeds from dispositions of property and equipment	10	-
Proceeds from retirements and maturities of economic development bonds	91	128
Change in credit card loans receivable, net	516	481
Other investing changes, net	351	4,563
Net cash used in investing activities	(19,163)	(44,526)

CASH FLOWS FROM FINANCING ACTIVITIES:
Change in unpresented checks net of bank balance	(5,271)	7,012
Change in time deposits, net	120,823	22,974
Changes in short-term borrowings of financial services subsidiary	-	(100,000)
Borrowings on revolving credit facilities and inventory financing	245,783	262,600
Repayments on revolving credit facilities and inventory financing	(144,732)	(92,135)
Issuances of long-term debt	-	61,200
Payments on long-term debt	(77)	(548)
Exercise of employee stock options and employee stock purchase plan issuances	500	1,248
Other financing changes, net	(310)	118
Net cash provided by financing activities	216,716	162,469

Net change in cash and cash equivalents	130,396	(53,097)
Cash and cash equivalents, at beginning of period	410,104	131,182
Cash and cash equivalents, at end of period	$540,500	$78,085

Refer to notes to unaudited condensed consolidated financial statements.

CABELA’S INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands Except Share and Per Share Amounts)
(Unaudited)

1.    MANAGEMENT REPRESENTATIONS

The condensed consolidated financial statements included herein are unaudited and have been prepared by Cabela’s Incorporated and its wholly-owned subsidiaries (“Cabela’s,” “Company,” “we,” “our,” or “us”) pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. Our condensed consolidated balance sheet as of December 27, 2008, was derived from the Company’s audited consolidated balance sheet as of that date. All other condensed consolidated financial statements contained herein are unaudited and reflect all adjustments which are, in the opinion of management, necessary to summarize fairly our financial position and results of operations and cash flows for the periods presented. All of these adjustments are of a normal recurring nature. All material intercompany balances and transactions have been eliminated in consolidation. Because of the seasonal nature of our operations, results of operations of any single reporting period should not be considered as indicative of results for a full year. These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the fiscal year ended December 27, 2008.

Reporting Periods:

Unless otherwise stated, the fiscal periods referred to in the notes to these condensed consolidated financial statements are the 13 weeks ended March 28, 2009 (the “three months ended March 2009”), the 13 weeks ended March 29, 2008 (the “three months ended March 2008”), and the 52 weeks ended December 27, 2008 (“year ended 2008”).

2.    CREDIT CARD LOANS AND SECURITIZATION

The Company’s wholly-owned bank subsidiary, World’s Foremost Bank (“WFB”), has established the Cabela’s Master Credit Card Trust and related entities (collectively referred to as the “Trust”) for the purpose of routinely selling and securitizing credit card loans and issuing beneficial interest to investors.  The Trust issues variable funding facilities and long-term notes each of which has an undivided interest in the assets of the Trust. Variable rate notes are priced at a benchmark rate plus a spread.  Fixed rate notes are priced on a swap rate plus a spread.  At March 28, 2009, the Trust had four term series outstanding totaling $1,450,000 and three variable funding facilities with $911,115 in available capacity and $582,333 outstanding.  WFB maintains responsibility for servicing the securitized loans and receives a servicing fee based on the average outstanding loans in the Trust. Servicing fees are paid monthly and reflected in other non-interest income in Financial Services revenue.  The Trust is not a subsidiary of WFB or Cabela’s and is therefore excluded from the consolidated financial statements in accordance with generally accepted accounting principles (“GAAP”).  These securitizations qualify as sales under GAAP and accordingly are not treated as debt on the consolidated financial statements.  The credit card loans receivable equal to the investor interest is removed from the consolidated financial statements.

As contractually required, WFB establishes certain cash accounts, to be used as collateral for the benefit of investors. The balances in the cash accounts with the trustee were $8,000, $8,000 and $12,750, at March 28, 2009, December 27, 2008, and March 29, 2008, respectively. In addition, WFB owns asset-backed securities from some of its securitizations, which are subordinated to other notes issued.

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

CABELA’S INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands Except Share and Per Share Amounts)
(Unaudited)

WFB’s retained interest and related receivables are comprised of the following at:

	March 28,	December 27,	March 29,
	2009	2008	2008
Investments in asset-backed securities - trading securities	$39,500	$31,584	$5,934
Interest-only strip, cash reserve accounts, and cash accounts	17,725	30,021	30,930
Transferor's interest	131,921	143,411	156,477
Other assets - accrued interest receivable and amounts due from trust	42,207	32,379	26,528
Total	$231,353	$237,395	$219,869

WFB’s retained interests are subject to credit, payment, and interest rate risks on the transferred credit card receivables. To protect investors, the securitization structures include certain features that could result in earlier-than-expected repayment of the securities, which could cause WFB to sustain a loss of one or more of its retained interests and could prompt the need for WFB to seek alternative sources of funding. The primary investor protection feature relates to the availability and adequacy of cash flows in the securitized pool of receivables to meet contractual requirements, the insufficiency of which triggers early repayment of the securities. WFB refers to this as the “early amortization” feature. Investors are allocated cash flows derived from activities related to the accounts comprising the securitized pool of receivables, the amounts of which reflect finance charges collected, certain fee assessments collected, allocations of interchange, and recoveries on charged off accounts. From these cash flows, investors are reimbursed for charge-offs occurring within the securitized pool of receivables and receive a contractual rate of return and WFB is paid a servicing fee as servicer. Any cash flows remaining in excess of these requirements are paid to WFB and recorded as excess spread, included in securitization income. An excess spread of less than 0% for a contractually specified period, generally a three-month average, would trigger an early amortization event. Once the excess spread falls below 0%, the receivables that would have been subsequently purchased by the Trust from WFB will instead continue to be recognized on the consolidated balance sheet since the cash flows generated in the Trust would be used to repay principal to investors. Such an event could result in WFB incurring losses related to its retained interests, including amounts due from trust, investments in asset-backed securities, interest-only strip receivables, cash reserve account, cash accounts and accrued interest receivable. The investors have no recourse to WFB’s other assets for failure of debtors to pay other than for breaches of certain customary representations, warranties, and covenants.  These representations, warranties, covenants, and the related indemnities, do not protect the Trust or the outside investors against credit-related losses on the loans.

                Another feature, which is applicable to the notes issued from the Trust, is one in which excess cash flows generated by the transferred loan receivables are held at the Trust for the benefit of the investors, rather than paid to WFB. This reserve account funding is triggered when the three-month average excess spread rate of the Trust decreases to below 4.50% or 5.50% (depending on the series) with increasing funding requirements as excess spread levels decline below preset levels. Similar to early amortization, this feature also is designed to protect the investors’ interests from loss.

                Credit card loans performed within established guidelines and no other events occurred during the three months ended March 28, 2009, and March 29, 2008, and the twelve months ended December 27, 2008.

                In 2008, the Trust entered into a $229,850 notional swap agreement in connection with the Series 2008-I securitization in order to manage interest rate exposure. The exposure is related to changes in cash flows from funding credit card loans, which include a high percentage of accounts that do not incur monthly finance charges based on floating rate obligations. The Series 2008-I swap effectively converts the interest rate on the investor notes from a floating rate based on a spread over a benchmark to a fixed rate of 4.32%. Since the Trust is not consolidated with WFB, the fair value of the swap is not reflected on the financial statements of WFB. Cabela’s entered into an interest rate swap agreement with similar terms with the counterparty where the notional amount of Cabela’s swap is zero unless the notional amount of WFB’s swap falls below a required amount, effectively making Cabela’s a guarantor of WFB’s swap.  WFB pays a fee to Cabela’s for the credit enhancement provided by this swap.

CABELA’S INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands Except Share and Per Share Amounts)
(Unaudited)

The table below presents quantitative information about delinquencies, net charge-offs, and components of managed credit card loans, including securitized loans:

	March 28,	December 27,	March 29,
	2009	2008	2008
Credit card loans held for sale (including transferor’s interest of $131,921, $143,411 and $156,477)	$132,542	$157,301	$162,351
Credit card loans receivable, net of allowances of $ 1,180, $1,507 and $1,210	9,390	9,925	12,903
Total	$141,932	$167,226	$175,254

Composition of credit card loans at period end:
Loans serviced	$2,180,569	$2,347,223	$1,942,892
Loans securitized and sold to outside investors	(1,992,832)	(2,142,688)	(1,758,000)
Securitized loans with securities owned by WFB which are classified as asset-backed securities in retained interests on securitized loans	(39,500)	(31,584)	(5,934)
	148,237	172,951	178,958
Less adjustments to market value and allowance for loan losses	(6,305)	(5,725)	(3,704)
Total (including transferor’s interest of $131,921, $143,411, and $156,477)	$141,932	$167,226	$175,254

Delinquent loans including finance charges and fees at period end:
Managed credit card loans:
30-89 days	$28,526	$28,712	$15,701
90 days or more and still accruing	12,932	11,145	6,003
Securitized credit card loans including transferor's interest:
30-89 days	28,038	28,148	15,336
90 days or more and still accruing	12,702	10,761	5,778

CABELA’S INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands Except Share and Per Share Amounts)
(Unaudited)

	Three Months Ended
	March 28,	March 29,
	2009	2008
Total net charge-offs including finance charges and fees for the three months ended:
Managed credit card loans	$26,415	$12,390
Securitized credit card loans including transferor's interest	25,641	12,068

Annual average credit card loans including finance charges and fees:
Managed credit card loans	2,238,339	1,962,064
Securitized credit card loans including transferor’s interest	2,203,246	1,923,714

Total net charge-offs as a percentage of annual average loans:
Managed credit card loans	4.72%	2.53%
Securitized credit card loans including transferor's interest	4.66%	2.51%

3.    SHORT-TERM BORROWINGS OF FINANCIAL SERVICES SUBSIDIARY

WFB has a variable funding facility credit agreement that is secured by a participation interest in the transferor’s interest of the Trust.  On May 29, 2008, this credit agreement was modified to a total commitment of $25,000 and was extended until May 28, 2009. At March 28, 2009, December 27, 2008, and March 29, 2008, there were no amounts outstanding under the credit agreement. During the three months ended March 2009, there were no borrowings under the credit agreement.  The weighted average interest rate on the facility was 3.97% for the three months ended March 2008.

WFB has unsecured federal funds purchase agreements with two financial institutions.  The maximum amount that can be borrowed is $85,000. There were no amounts outstanding at March 28, 2009, December 27, 2008, or March 29, 2008.  During the three months ended March 2009 and 2008, the average balance outstanding was $90 and $37,695 with a weighted average rate of 0.25% and 3.58%, respectively.

CABELA’S INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands Except Share and Per Share Amounts)
(Unaudited)

4.    LONG-TERM DEBT AND CAPITAL LEASES

Long-term debt, including revolving credit facilities and capital leases, consisted of the following at the periods ended:

	March 28,	December 27,	March 29,
	2009	2008	2008
Unsecured revolving credit facility of $430,000 expiring June 30, 2012, with interest at 1.71% at March 28, 2009	$120,000	$20,000	$213,182
Unsecured notes payable due 2016 with interest at 5.99%	215,000	215,000	215,000
Unsecured senior notes payable due 2017 with interest at 6.08%	60,000	60,000	60,000
Unsecured senior notes due 2012-2018 with interest at 7.20%	57,000	57,000	57,000
Unsecured revolving credit facility of $15,000 CAD expiring June 30, 2010, with interest at 2.04% at March 28, 2009	9,332	6,465	7,189
Unsecured senior notes due 2009 with interest at 4.95%	-	-	50,000
Capital lease obligations payable through 2036	13,588	13,665	13,719
Other long-term debt	-	7,901	10,276
Total debt	474,920	380,031	626,366
Less current portion of debt	(237)	(695)	(26,564)

Long-term debt, less current maturities	$474,683	$379,336	$599,802

We have a credit agreement providing a $430,000 unsecured revolving credit facility that was increased from $325,000 effective April 2, 2008.  Other than the increase in borrowing capacity, the terms of the credit agreement remained unchanged.  The credit facility may be increased to $450,000 and permits the issuance of up to $200,000 in letters of credit and standby letters of credit, which reduce the overall credit limit available under the credit facility.

During the three months ending March 2009 and 2008, the average principal balance outstanding on the revolving credit facility was $67,678 and $121,605, respectively, and the weighted average interest rate was 1.67% and 4.38%, respectively.  Letters of credit and standby letters of credit totaling $18,509 and $58,732 were outstanding at March 28, 2009, and March 29, 2008, respectively. The average outstanding amount of total letters of credit during the three months ended March 2009 and 2008 was $9,058 and $44,025, respectively.

We have financing agreements that allow certain boat and all-terrain vehicle merchandise vendors to give us extended payment terms.   The vendors are responsible for all interest payments, with certain exceptions, for the financing period and the financing company holds a security interest in the specific inventory held by Cabela’s.  We record this merchandise in inventory.  Our revolving credit facility limits this security interest to $50,000.  The extended payment terms to the vendor do not exceed one year.  The outstanding liability, included in accounts payable, was $3,051, $5,162 and $16,045 at March 28, 2009, December 27, 2008, and March 29, 2008, respectively.

At March 28, 2009, we were in compliance with all financial covenants under our credit agreements and unsecured notes.

CABELA’S INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands Except Share and Per Share Amounts)
(Unaudited)

5.    INTEREST EXPENSE, NET

Interest expense, net of interest income, consisted of the following for the periods presented.

	Three Months Ended
	March 28,	March 29,
	2009	2008
Interest expense	$(6,001)	$(7,580)
Capitalized interest	74	416
Interest income	93	23

	$(5,834)	$(7,141)

6.    INCOME TAXES

A reconciliation of the statutory federal tax rate to the effective income tax rate is as follows for the periods presented.

	Three Months Ended
	March 28,	March 29,
	2009	2008
Statutory federal rate	35.0%	35.0%
State income taxes, net of federal tax benefit	1.8	1.8
Other nondeductible items	0.2	0.1
Change in unrecognized tax benefits	2.3	-
Other, net	0.6	0.1
	39.9%	37.0%

7.    COMMITMENTS AND CONTINGENCIES

We lease various buildings, computer equipment, and storage space under operating leases, which expire on various dates through April 2033.  Rent expense on these lease as well as other month to month rentals was $2,594 and $1,907, respectively, for the three months ended March 2009 and 2008. The following is a schedule of future minimum rental payments under operating leases as of March 28, 2009:

For the nine months ended January 2, 2010	$4,184
For the fiscal year ended:
2010	5,027
2011	4,518
2012	4,180
2013	4,167
Thereafter	71,190

$93,266

CABELA’S INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands Except Share and Per Share Amounts)
(Unaudited)

We have entered into certain lease agreements for retail store locations.  We expect to receive tenant allowances under these leases approximating $10,024 in 2009.   We did not receive any tenant allowances under these leases during the three months ended March 28, 2009, and March 29, 2008.  Certain leases require us to pay contingent rental amounts based on a percentage of sales, in addition to real estates taxes, insurance, maintenance, and other operating expenses associated with the leased premises. These leases have terms, including options to renew, ranging from 10 to 70 years.

We have entered into real estate purchase, construction, and/or economic development agreements for various new retail store site locations. At March 28, 2009, we had total cash commitments of approximately $76,300 for 2009 and 2010 for projected retail store-related expenditures and the purchase of future economic development bonds connected with the development, construction, and completion of new retail stores. This commitment does not include amounts associated with retail store locations where we have not completed negotiations.

Under various grant programs, state or local governments provide funding for certain costs associated with developing and opening a new retail store. We generally receive grant funding in exchange for commitments, such as assurance of agreed employment and wage levels at the retail store or that the retail store will remain open, made by us to the state or local government providing the funding. The commitments typically phase out over five to 10 years. If we fail to maintain the commitments during the applicable period, the funds received may have to be repaid or other adverse consequences may arise, which could affect our cash flows and profitability.  As of March 28, 2009, December 27, 2008, and March 29, 2008, the total amount of grant funding subject to a specific contractual remedy was $10,372, $11,322, and $12,461, respectively.

In April 2007, we began an open account document instructions program providing for Company-issued letters of credit.  Obligations to pay participating vendors totaled $31,893, $35,622, and $7,311 as of March 28, 2009, December 27, 2008, and March 29, 2008, respectively.

WFB enters into financial instruments with off balance sheet risk in the normal course of business through the origination of unsecured credit card loans. Unsecured credit card accounts are commitments to extend credit and totaled $12,985,000, $12,886,000, and $ 12,032,000 at March 28, 2009, December 27, 2008, and March 29, 2008, respectively. These commitments are in addition to any current outstanding balances of a cardholder. Unsecured credit card loans involve, to varying degrees, elements of credit risk in excess of the amount recognized in the consolidated balance sheets. The principal amounts of these instruments reflect WFB’s maximum related exposure. WFB has not experienced and does not anticipate that all customers will exercise the entire available line of credit at any given point in time. WFB has the right to reduce or cancel the available lines of credit at any time.

Litigation and Claims – We are party to various proceedings, lawsuits, disputes, and claims arising in the ordinary course of business.  These actions include commercial, intellectual property, employment, and product liability claims.  Some of these actions involve complex factual and legal issues and are subject to uncertainties.  We cannot predict with assurance the outcome of the actions brought against us.  Accordingly, adverse developments, settlements, or resolutions may occur and negatively impact earnings in the applicable period.  However, we do not believe that the outcome of any current action would have a material adverse effect on our results of operations, cash flows, or financial position taken as a whole.

 8.    STOCK AWARD PLANS

We recognized share-based compensation expense of $1,881 ($1,130 after-tax, or $0.02 per diluted share) and $1,420 ($895 after-tax, or $.01 per diluted share) for the three months ended March 2009 and 2008, respectively.  Compensation expense related to our share-based payment awards is recognized in selling, distribution, and administrative expenses in the consolidated statements of income. As of March 28, 2009, the total unrecognized deferred share-based compensation balance for unvested shares issued, net of expected forfeitures, was approximately $11,553, net of tax, which is expected to be amortized over a weighted average period of 2.4 years.  As of March 29, 2009, there were 6,892,488 shares subject to options and 33,140 additional shares available for grant under the 2004 Plan.

CABELA’S INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands Except Share and Per Share Amounts)
(Unaudited)

Employee Stock Options – The Cabela’s Incorporated 2004 Stock Plan (the “2004 Plan”) provides for the grant of non-qualified stock options, incentive stock options, stock appreciation rights, restricted stock, restricted stock units, and other stock-based awards to employees, directors, and consultants. Options granted under the 2004 Plan will have a term of no greater than ten years from the grant date and will become exercisable under the vesting schedule determined at the time of grant.  On March 2, 2009, there were 768,380 options granted at an exercise price of $8.01 per share.  These options have an eight-year term and vest over three years.

As of March 28, 2009, under our 1997 Stock Option Plan (the “1997 Plan”), there were 809,039 shares subject to options with no shares available for grant.  Options issued expire on the fifth or the tenth anniversary of the date of the grant under the 1997 Plan.

 On March 13, 2009, there were 111,720 options granted to our recently appointed President and Chief Executive Officer at an exercise price of $8.68 per share.  These options were granted pursuant to the employment inducement award exception provided under the New York Stock Exchange Listed Company Manual and are subject to the same terms and conditions of the 2004 Plan.  These options have an eight-year term and vest over three years.

During the three months ended March 28, 2009, no options were exercised.  The aggregate intrinsic value of awards exercised during the three months ended March 2009 was $0 compared to $518 during the three months ended March 2008.  Based on our closing stock price of $9.53 as of March 28, 2009, the total number of in-the-money awards exercisable at March 28, 2009, was 441,950.

Nonvested Stock and Stock Unit Awards - On July 7, 2008, 111,324 shares of nonvested stock were issued to two executives under the 2004 Plan. The stock price on the date of grant was $10.48 per share resulting in $1,167 of compensation that will be amortized as expense over a five-year period. This stock vests one-third on the third, fourth, and fifth anniversaries of the grant date.  During March 2009, we issued 906,629 units of nonvested stock (including 138,249 units granted to our recently appointed President and Chief Executive Officer) at a weighted average fair value of $8.35 per unit resulting in approximately $7,572 of compensation that will be amortized as expense over a three-year period.  These nonvested stock units vest evenly over three years on the grant date anniversary based on the passage of time. The nonvested stock units granted to our recently appointed President and Chief Executive Officer were pursuant to the employment inducement award exception provided under the New York Stock Exchange Listed Company Manual and are subject to the same terms and conditions of the 2004 Plan.

Employee Stock Purchase Plan – The maximum number of shares of common stock available for issuance under our Employee Stock Purchase Plan is 1,835,000.  During the three months ended March 2009, there were 89,144 shares issued.  As of March 28, 2009, there were 1,109,512 shares authorized and available for issuance.  Beginning in October 2008, we issued new shares rather than purchasing in the market and plan to continue to issue new shares in the future.

9.    STOCKHOLDERS’ EQUITY AND DIVIDEND RESTRICTIONS

The most significant restrictions on the payment of dividends are contained within the covenants under our revolving credit and unsecured senior notes purchase agreements. Also, Nebraska banking laws govern the amount of dividends that WFB can pay to Cabela’s. At March 28, 2009, we had unrestricted retained earnings of $106,238 available for dividends. However, we have never declared or paid any cash dividends on our common stock, and we do not anticipate paying any cash dividends in the foreseeable future.

CABELA’S INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands Except Share and Per Share Amounts)
(Unaudited)

Other Comprehensive Loss – The components of accumulated other comprehensive loss, net of related taxes, are as follows at the periods ended:

	March 28,	December 27,	March 29,
	2009	2008	2008
Accumulated net unrealized holding losses on economic development bonds	$(3,267)	$(6,231)	$(3,254)
Accumulated net unrealized holding (losses) gains on derivatives	(37)	33	133
Cumulative foreign currency translation adjustments	(665)	(399)	(9)

Total accumulated other comprehensive loss	$(3,969)	$(6,597)	$(3,130)

10.    COMPREHENSIVE INCOME

The components of comprehensive income and related tax effects were as follows for the periods presented.

	Three Months Ended
	March 28,	March 29,
	2009	2008

Net income	$5,128	$9,956
Changes in net unrealized holding losses on economic development bonds, net of taxes of $1,938 and $(1,438)	2,964	(2,448)
Changes in net unrealized holding gains on derivatives designated as cash flow hedges, net of taxes of $(42) and $66	(70)	113
Less adjustment for reclassification of derivatives included in net income, net of taxes of $(32) in 2008	-	(56)
Foreign currency translation adjustment	(266)	(16)
Comprehensive income	$7,756	$7,549

11.    EARNINGS PER SHARE

The following table reconciles the number of shares utilized in the earnings per share calculations for the periods presented.

	Three Months Ended
	March 28,	March 29,
	2009	2008
Weighted average number of shares:
Common shares – basic	66,578,213	65,934,381
Effect of incremental dilutive securities:
Stock options, nonvested stock units, and employee stock purchase plan shares	85,026	641,192
Common shares – diluted	66,663,239	66,575,573

Stock options outstanding and nonvested stock units issued considered anti-dilutive	6,637,293	3,102,626

CABELA’S INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands Except Share and Per Share Amounts)
(Unaudited)

12.    SUPPLEMENTAL CASH FLOW INFORMATION

The following table sets forth non-cash financing and investing activities and other cash flow information for the periods presented.

	Three Months Ended
	March 28,	March 29,
	2009	2008
Non-cash financing and investing activities:
Accrued property and equipment additions (1)	$9,437	$24,112

Other cash flow information:
Interest paid	$15,065	$11,082
Capitalized interest	(74)	(416)
Interest paid, net of capitalized interest	$14,991	$10,666

Income taxes, net	$14,351	$36,198

(1)	Accrued property and equipment additions are recognized in the condensed consolidated statements of cash flows in the period they are paid.

13.    SEGMENT REPORTING

We have three reportable segments: Retail, Direct, and Financial Services.  The Retail segment sells products and services through our retail stores.   The Direct segment sells products through direct mail catalogs and e-commerce websites (Cabelas.com and complementary websites).  The Financial Services segment issues co-branded credit cards.  For the Retail segment, operating costs consist primarily of labor, advertising, depreciation, and occupancy costs of retail stores.  For the Direct segment, operating costs consist primarily of catalog costs, e-commerce advertising costs, and order processing costs.  For the Financial Services segment, operating costs consist primarily of advertising and promotion, marketing fees, third party services for processing credit card transactions, salaries, and other general and administrative costs.

Revenues included in Corporate Overhead and Other are primarily made up of land sales, amounts received from outfitter services, real estate rental income, and fees earned through our travel business and other complementary business services.  Corporate Overhead and Other expenses include unallocated shared-service costs, operations of various ancillary subsidiaries such as real estate development and travel, and segment eliminations.  Unallocated shared-service costs include receiving, distribution, and storage costs of inventory, merchandising, and quality assurance costs, as well as corporate headquarters occupancy costs.

Segment assets are those directly used in or clearly allocable to an operating segment’s operations.  For the Retail segment, assets include inventory in the retail stores, land, buildings, fixtures, and leasehold improvements.   For the Direct segment, assets include deferred catalog costs and fixed assets.  As of March 28, 2009, goodwill totaling $2,825 was included in the Retail segment. As of March 29, 2008, goodwill totaling $4,474 was allocated $969 to the Direct segment and $3,505 to the Retail segment.  For the Financial Services segment assets include cash, credit card loans, retained interest, receivables, fixtures, and other assets.  Assets for the Corporate Overhead and Other segment include corporate headquarters and facilities, merchandise distribution inventory, shared technology infrastructure and related information systems, corporate cash and cash equivalents, economic development bonds, prepaid expenses, deferred income taxes, and other corporate long-lived assets.  Depreciation, amortization, and property and equipment expenditures are recognized in each respective segment.  Intercompany revenue between segments is eliminated in consolidation.

CABELA’S INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands Except Share and Per Share Amounts)
(Unaudited)

Financial information by segment is presented in the following table for the three months ended March 2009 and 2008:

				Corporate
			Financial	Overhead
Three Months Ended March 28, 2009:	Retail	Direct	Services	and Other	Total

Revenue from external customers	$275,124	$225,352	$34,009	$5,055	$539,540
Revenue (loss) from internal customers	402	-	(115)	(287)	-
Total revenue	$275,526	$225,352	$33,894	$4,768	$539,540

Operating income (loss)	$18,054	$29,416	$11,969	$(47,113)	$12,326
As a percentage of revenue	6.6%	13.1%	35.3%	N/A	2.3%

Depreciation and amortization	$10,606	$1,165	$296	$5,305	$17,372
Assets	979,304	687,655	843,721	50,304	2,560,984

				Corporate
			Financial	Overhead
Three Months Ended March 29, 2008:	Retail	Direct	Services	and Other	Total

Revenue from external customers	$253,947	$236,019	$40,810	$4,763	$535,539
Revenue (loss) from internal customers	428	517	(102)	(843)	-
Total revenue	$254,375	$236,536	$40,708	$3,920	$535,539

Operating income (loss)	$26,939	$33,476	$10,777	$(50,106)	$21,086
As a percentage of revenue	10.6%	14.2%	26.5%	N/A	3.9%

Depreciation and amortization	$10,003	$1,053	$298	$6,393	$17,747
Assets	995,526	508,260	383,865	292,204	2,179,855

The components and amounts of total revenue for the Financial Services business segment were as follows for the periods presented.

	Three Months Ended
	March 28,	March 29,
	2009	2008

Interest and fee income, net of provision for loan losses	$10,989	$10,380
Interest expense	(6,173)	(3,502)
Net interest income, net of provision for loan losses	4,816	6,878
Non-interest income:
Securitization income	39,034	43,698
Other non-interest income	15,033	16,588
Total non-interest income	54,067	60,286
Less: Customer rewards costs	(24,989)	(26,456)
Financial Services total revenue	$33,894	$40,708

CABELA’S INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands Except Share and Per Share Amounts)
(Unaudited)

The following chart sets forth the percentage of revenue contributed by each of the five product categories for our Retail and Direct businesses and in total for the periods presented below.

	Retail		Direct		Total
	Three Months Ended		Three Months Ended		Three Months Ended
	March 28,	March 29,	March 28,	March 29,	March 28,	March 29,
	2009	2008	2009	2008	2009	2008
Product Category
Hunting Equipment	50.2%	38.6%	34.0%	25.5%	43.3%	32.5%
Clothing and Footwear	20.2	25.1	31.9	37.5	25.2	30.9
Fishing and Marine	14.9	18.7	14.4	14.2	14.7	16.6
Camping	7.1	8.3	9.6	10.9	8.1	9.5
Gifts and Furnishings	7.6	9.3	10.1	11.9	8.7	10.5
Total	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

Our products are principally marketed to individuals within the United States. Net sales realized from other geographic markets, primarily Canada, have collectively been less than 3% of consolidated net merchandise sales in each reported period. No single customer accounted for 10% or more of consolidated net sales. No single product or service accounted for a significant percentage of our consolidated revenue.

14.    FAIR VALUE MEASUREMENTS

As defined by  Financial Accounting Standards (“FAS”) No. 157 Fair Value Measurements, fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. In determining fair value, we use various methods including discounted cash flow projections based on available market interest rates and management estimates of future cash payments. Financial instrument assets and liabilities measured and reported at fair value are classified and disclosed in one of the following categories:

•	Level 1 – Quoted market prices in active markets for identical assets or liabilities.
•	Level 2 – Observable inputs other than quoted market prices.
•	Level 3 – Unobservable inputs corroborated by little, if any, market data.

               Level 3 is comprised of financial instruments whose fair value is estimated based on internally developed models or methodologies utilizing significant inputs that are primarily unobservable from objective sources. In determining the appropriate hierarchy levels, we performed an analysis of the assets and liabilities that are subject to FAS No. 157 and determined that at March 28, 2009, all applicable financial instruments carried on our consolidated balance sheets are classified as Level 3. The following table summarizes the valuation of our recurring financial instruments at the periods ended:

	Fair Value at
Assets - Level 3	March 28, 2009	December 27, 2008	March 29, 2008

Retained interests in securitized loans	$57,225	$61,605	$36,864
Economic development bonds	116,161	112,585	106,314
	$173,386	$174,190	$143,178

CABELA’S INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands Except Share and Per Share Amounts)
(Unaudited)

The table below presents changes in fair value of our assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3), as defined in FAS No. 157, for the three months ended March 2009 and March 2008.

	Retained Interests in Securitized Loans		Economic Development Bonds
	March 28, 2009	March 29, 2008	March 28, 2009	March 29, 2008

Balance, beginning of period	$61,605	$51,777	$112,585	$98,035
Total gains or (losses):
Included in earnings - realized	(4,296)	(2,197)	-	-
Included in other comprehensive income - unrealized	-	-	4,681	(3,886)
Purchases, issuances, and settlements, net	(84)	(12,716)	(1,105)	12,165
Balance, end of period	$57,225	$36,864	$116,161	$106,314

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

                Fair values of economic development bonds (“bonds”) are estimated using discounted cash flow projection estimates based on available market interest rates and the estimated amounts and timing of expected future payments to be received from municipalities under tax development zones. These fair values do not reflect any premium or discount that could result from offering these bonds for sale or through early redemption, or any related income tax impact. Declines in the fair value of held-to-maturity and available-for-sale economic development bonds below cost that are deemed to be other than temporary are reflected in earnings.

Effective December 28, 2008, we adopted the remaining provisions of FAS No. 157 that were initially delayed by FSP FAS No. 157-2.  The adoption of the remaining provisions of FAS No. 157, as it relates to nonfinancial assets and liabilities, did not have a material impact on our financial position or results of operations.  As of the three months ended March 2009, no changes were made to the recorded costs of property, equipment, goodwill, and intangible assets under FAS No.157.

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

CABELA’S INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands Except Share and Per Share Amounts)
(Unaudited)

15.    ACCOUNTING PRONOUNCEMENTS

Effective December 30, 2007, we adopted the provisions of FAS No. 157, Fair Value Measurements.  This statement defines fair value, establishes a hierarchal disclosure framework for measuring fair value, and requires expanded disclosures about fair value measurements.  The provisions of this statement apply to all financial instruments that are being measured and reported on a fair value basis.  The partial adoption of FAS No.157 did not have any impact on our financial position or results of operations.  Effective December 28, 2008, we adopted the remaining provisions of FAS No. 157 that were delayed by the issuance of FSP FAS No. 157-2.  The adoption of the remaining provisions of FAS No. 157, relating to nonfinancial assets and liabilities, did not have a material impact on our financial position or results of operations

In December 2007, the Financial Accounting Standards Board (“FASB”) issued FAS No. 141R, Business Combinations, which replaces FAS No. 141.  FAS No. 141R establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired and the liabilities assumed.   This statement applies prospectively to all business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  We adopted the provisions of FAS No. 141R effective December 28, 2008.  The adoption of this statement had no effect on our financial position or results of operations.  All future acquisitions will be impacted by application of this statement.

In December 2007, the FASB issued FAS No. 160, Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51.  This statement amends ARB No. 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary.  FAS No. 160 is effective for fiscal years beginning on or after December 15, 2008, including interim periods.  We adopted the provisions of FAS No. 160 effective December 28, 2008.  The adoption of this statement did not have a material effect on our financial position or results of operations.

In February 2008, the FASB issued FSP FAS 140-3, Accounting for Transfers of Financial Assets and Repurchase Financing Transactions.  The objective of this FSP is to provide implementation guidance on accounting for a transfer of a financial asset and repurchase financing.  The FSP presumes that an initial transfer of a financial asset and a repurchase financing are considered part of the same arrangement (linked transaction) under FAS No. 140.  However, if certain criteria are met, the initial transfer and repurchase financing shall not be evaluated as a linked transaction and shall not be evaluated under FAS No. 140.  FSP FAS 140-3 is effective for fiscal years beginning after November 15, 2008.  We adopted the provisions of FSP FAS 140-3 effective December 28, 2008.   The adoption of this statement did not have a material effect on our financial position or results of operations.

In March 2008, the FASB issued FAS No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133.  This statement changes the existing disclosure requirements in FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. FAS No. 161 requires enhanced disclosures about an entity’s derivative and hedging activities.  This statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. We adopted the provisions of FAS No. 161 effective December 28, 2008.  The adoption of this statement did not have a material effect on our financial position or results of operations.

CABELA’S INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands Except Share and Per Share Amounts)
(Unaudited)

On September 15, 2008, the FASB issued two exposure drafts proposing amendments to FAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities and FASB Interpretation No. 46R, Consolidation of Variable Interest Entities.  Currently, the transfers of our bank subsidiary’s credit card receivables in securitization transactions qualify for sale accounting treatment.  The trusts used in our bank subsidiary’s securitizations are not consolidated with us for financial reporting purposes because the trusts are qualifying special purpose entities (“QSPE”).  Because the transfers qualify as sales and the trusts are not subject to consolidation, the assets and liabilities of the trusts are not reported on our consolidated balance sheet under generally accepted accounting principles.  Under the proposed amendments, the concept of a QSPE would be eliminated and would modify the consolidation model for variable interest entities and require continual reassessment of consolidation conclusions.  As proposed, these amendments would be effective for us at the beginning of our 2010 fiscal year.  The proposed amendments, if adopted, could require us to consolidate the assets and liabilities of our bank subsidiary’s securitization trusts.  This could cause us to breach certain financial covenants in our credit agreements and unsecured notes.  This could have a significant effect on our financial condition and ability to meet the regulatory capital maintenance requirements of our bank subsidiary, as affected off-balance sheet loans would be recorded on our consolidated balance sheet and may be subject to regulatory capital requirements.  Additionally, if WFB does not meet the requirements for the well-capitalized category under the regulatory framework for prompt corrective action, the ability to obtain certificates of deposit could be affected. The FASB is expected to issue these final standards in the second quarter of 2009.

On April 2, 2009, the FASB issued FASB Staff Positions 1) FSP No. FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly, 2) FSP No. FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments, and 3) FSP No. FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments.  FSP No. FAS 157-4 indicates that when determining the fair value of an asset or liability that is not a Level 1 fair value measurement, an entity should assess whether the volume and level of activity for the asset or liability have significantly decreased when compared with normal market conditions. If the entity concludes that there has been a significant decrease in the volume and level of activity, a quoted price (e.g., observed transaction) may not be determinative of fair value and may require a significant adjustment.   FSP No. FAS 115-2 and FAS 124-2 modifies the requirements for recognizing other-than-temporarily impaired debt securities and changes the existing impairment model for such securities. It also modifies the presentation of other-than-temporary impairment losses and increases the frequency of and expands already required disclosures about other-than-temporary impairment for debt and equity securities. FSP No. FSP FAS 107-1 and APB 28-1 requires publicly traded companies, as defined in Opinion No. 28, to disclose the fair value of financial instruments within the scope of FAS No. 107 in interim financial statements, adding to the current requirement to make those disclosures in annual financial statements. This staff position also requires that companies disclose the method or methods and significant assumptions used to estimate the fair value of financial instruments and a discussion of changes, if any, in the method or methods and significant assumptions during the period.  All three FSPs are effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. We have elected not to early adopt the FSPs and consequently will adopt them effective for our second fiscal quarter of 2009.  We do not anticipate that the adoption will have a material impact on our financial statements.

16.    SUBSEQUENT EVENT

On April 14, 2009, the Trust sold $500,000 of asset-backed notes, Series 2009-I.  The securitization transaction included the issuance of $425,000 of Class A notes, which accrue interest at a floating rate equal to one-month London Inter-Bank Offered Rate plus 2.00% per year.  The Class A notes are eligible collateral under the Term Asset-Backed Securities Loan Facility (“TALF”) established by the Federal Reserve Bank of New York. The securitization transaction also included the issuance of three subordinated classes of notes in the aggregate principal amount of $75,000.  WFB purchased each of the subordinated classes of notes.  Each class of notes issued in the securitization transaction has an expected life of approximately three years, with a legal maturity of approximately six years.  The securitization transaction refinanced asset-backed notes issued by the Trust that matured in 2009.

Item 2:  Management’s Discussion and Analysis of Financial Condition and Results of Operations

This report contains “forward-looking statements” that are based on our beliefs, assumptions, and expectations of future events, taking into account the information currently available to us.  All statements other than statements of current or historical fact contained in this report are forward-looking statements within the meaning of the Private Securities Litigation Reform Act.  The words “believe,” “may,” “should,” “anticipate,” “estimate,” “expect,” “intend,” “objective,” “seek,” “plan,” and similar statements are intended to identify forward-looking statements.  Forward-looking statements involve risks and uncertainties that may cause our actual results, performance, or financial condition to differ materially from the expectations of future results, performance, or financial condition we express or imply in any forward-looking statements.  These risks and uncertainties include, but are not limited to:

•	the level of discretionary consumer spending;
•	the strength of the economy;
•	changes in the capital and credit markets or the availability of capital and credit;
•	our ability to comply with the financial covenants in our credit agreements;
•	counterparty risk on our unsecured revolving credit facility;
•	changes in consumer preferences and demographic trends;
•	our ability to successfully execute our multi-channel strategy;
•	the ability to negotiate favorable purchase, lease, and/or economic development arrangements for new retail store locations;
•	expansion into new markets;
•	market saturation due to new retail store openings;
•	the rate of growth of general and administrative expenses associated with building a strengthened corporate infrastructure to support our growth initiatives;
•	increasing competition in the outdoor segment of the sporting goods industry;
•	the cost of our products;
•	trade restrictions;
•	political or financial instability in countries where the goods we sell are manufactured;
•	adverse fluctuations in foreign currencies;
•	increases in postage rates or paper and printing costs;
•	supply and delivery shortages or interruptions caused by system changes or other factors;
•	adverse or unseasonal weather conditions;
•	fluctuations in operating results;
•	the cost of fuel increasing;
•	road construction around our retail stores;
•	labor shortages or increased labor costs;
•	increased government regulation, including regulations relating to firearms and ammunition;
•	inadequate protection of our intellectual property;
•	our ability to protect our brand and reputation;
•	changes in accounting rules applicable to securitization transactions;
•	our ability to manage credit and liquidity risks;
•	any downgrade of the ratings on the outstanding notes issued by our Financial Services business’ securitization trust;
•	our ability to securitize our credit card receivables at acceptable rates or access the deposits market;
•	decreased interchange fees received by our Financial Services business as a result of credit card industry litigation;
•	other factors that we may not have currently identified or quantified;
•
other risks, relevant factors, and uncertainties identified in our filings with the SEC (including the information set forth in the “Risk Factors” section of our Annual Report on Form 10-K for the fiscal year ended December 27, 2008 (our “2008 Form 10-K”), which filings are available at the SEC’s website at www.sec.gov.

Given the risks and uncertainties surrounding forward-looking statements, you should not place undue reliance on these statements.  Our forward-looking statements speak only as of the date of this report.  Other than as required by law, we undertake no obligation to update or revise forward-looking statements, whether as a result of new information, future events, or otherwise.

The following discussion and analysis of financial condition, results of operations, liquidity, and capital resources should be read in conjunction with our audited consolidated financial statements and notes thereto included in our 2008 Form 10-K, as filed with the SEC, and our unaudited interim condensed consolidated financial statements and the notes thereto appearing elsewhere in this report.

Critical Accounting Policies and Use of Estimates

Our condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America which require us to make estimates and judgments that affect amounts reported in the condensed consolidated financial statements and accompanying notes. Management has discussed the development, selection, and disclosure of critical accounting policies and estimates with the Audit Committee of Cabela’s Board of Directors.  While our estimates and assumptions are based on our knowledge of current events and actions we may undertake in the future, actual results may ultimately differ from our estimates and assumptions.  Our estimation processes contain uncertainties because they require management to make assumptions and apply judgment to make these estimates.  Should actual results be different than our estimates, we could experience gains or losses from differences that are material.

Our critical accounting policies and use of estimates utilized in the preparation of the condensed consolidated financial statements as of March 28, 2009, remain unchanged from December 27, 2008.

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

Financial Overview

	Three Months Ended
	March 28, 2009	March 29, 2008	Increase (Decrease)	% Change
	(Dollars in Thousands)
Revenue:
Retail	$275,526	$254,375	$21,151	8.3%
Direct	225,352	236,536	(11,184)	(4.7)
Total merchandise sales	500,878	490,911	9,967	2.0
Financial Services	33,894	40,708	(6,814)	(16.7)
Other revenue	4,768	3,920	848	21.6
Total revenue	$539,540	$535,539	$4,001	0.7

Operating income	$12,326	$21,086	$(8,760)	(41.5)

Net income per diluted share	$0.08	$0.15	$(0.07)	(48.7)

Revenue in our merchandising businesses increased $10 million, or 2.0%, for the three months ended March 2009 compared to the three months ended March 2008, despite the challenging macro economic environment.  The increase is due to an increase in comparable stores sales of 8.2% and from the opening of two stores in 2008.  Financial Services revenue decreased $7 million, or 16.7%, for the three months ended March 2009 compared to the three months ended March 2008 primarily due to increases in credit card loan charge-offs and decreases in securitization income.

Our operating income for the three months ended March 2009 decreased by $9 million, or 41.5%, compared to the three months ended March 2008 due to the difficult retail and macroeconomic environment resulting in decreases in Financial Services income, lower Direct sales, and deterioration in merchandise gross margins from changes in our product mix.

Our primary focus is on managing our business efficiently to enhance near-term and long-term results for our shareholders.  Our focus for 2009 is to continue to make progress on the following initiatives:

•	improve our advertising strategy by using more targeted campaigns throughout our multi-channel model to increase store traffic;
•	improve retail store sales and profitability through enhanced product assortment, a more streamlined flow of merchandise to our retail stores, and reduced operating expenses;
•	manage the merchandise gross margins of our sales channels effectively;
•	improve inventory management by actively managing quantities and product deliveries through enhanced leveraging of existing technologies, and by reducing unproductive inventory; and
•	reduce catalog costs with a nominal impact on revenue.

Retail Store Efficiencies – One primary objective is to enhance our retail store efficiencies and improve our operating results.  We are working on this objective by enhancing and optimizing our retail store merchandising processes, management information systems, and distribution and logistics capabilities.  We continue to improve our visual merchandising within the stores and to flex more merchandise at our stores by adding more seasonal product assortments .  Also, we continue to streamline the flow of merchandise to our stores increasing productivity and reducing labor costs as a percentage of revenue.  To enhance our customer service at our retail stores, we are focusing on customer service through training and mentoring programs.

For the three months ended March 2009 compared to the respective 2008 period, operating income for our Retail business segment decreased $9 million due to lower margins from customer preference shift to ammunition, firearms and related products, increased promotional activity, and decreased marketing fees from the Financial Services segment.  These decreases were partially offset by decreased advertising costs and decreased labor costs relative to sales.

Leverage Our Multi-Channel Model – We offer our customers integrated opportunities to access and use our retail store, catalog, and Internet channels.  Our in-store pick-up program allows customers to order products through our catalogs and Internet site, and have them delivered to the retail store of their choice without incurring shipping costs, increasing foot traffic in our stores.  Conversely, our expanding retail stores introduce customers to our Internet and catalog channels.  We are capitalizing on our multi-channel model by building on the strengths of each channel, primarily through improvements in our merchandise planning and replenishment systems.  These systems allow us to identify the correct product mix in each of our retail stores, and also help maintain the proper inventory levels to satisfy customer demand in both our Retail and Direct business channels.

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

Direct Business Expansion – We are working on the following key growth objectives to expand our catalog and Internet channels:

•	natural growth by offering industry-leading selection, service, value, and quality;
•	acquisition, retention, and reactivation of customers through our multi-channel platform;
•	category expansion to capitalize on the general outdoor enthusiast;
•	develop and execute strategies to broaden our exposure to different growing networks, e-commerce platforms, and international e-commerce growth;
•	an enhanced focus on the Canadian market by building on our Canada acquisition; and
•	targeted marketing designed to increase sales of certain on-line market sectors.

Our Direct revenue was down $11 million during the three months ended March 2009 compared to the three months ended March 2008 primarily due to a decrease in catalog mail order sales resulting from planned decreases in catalog pages, and to lesser extent a decrease in catalog circulation, customers buying more ammunition, firearms and related products from our retail locations, and customers buying smaller quantities of higher margin soft goods.  The planned decreases in catalog pages and circulation resulted in a decrease of $5 million in catalog-related costs comparing the three months ended March 2009 to the three months ended March 2008.

Growth of Our Credit Card Business – We continue working toward increasing our Financial Services revenue by attracting new cardholders through low cost marketing efforts with our Retail and Direct businesses.  By continuing our conservative underwriting and account management standards and practices, we are controlling costs in our Financial Services segment through active management of our credit card delinquencies and charge-offs.

Uncertainty in Worldwide Credit Markets and Macroeconomic Environment – We expect a challenging business environment throughout 2009 that may impact our access to credit which we rely on to finance our merchandising and Financial Services businesses.  We will continue to monitor our debt covenant compliance provisions and our access to the credit markets.  Our Financial Services business will continue to monitor developments in the securitization and certificates of deposit markets to ensure adequate access to liquidity.

Operations Review

The three months ended March 28, 2009, and March 29, 2008, each consisted of 13 weeks.  Our operating results expressed as a percentage of revenue were as follows for the periods presented.

	Three Months Ended
	March 28, 2009	March 29, 2008

Revenue	100.00%	100.00%
Cost of revenue	60.48	58.60
Gross profit (exclusive of depreciation and amortization)	39.52	41.40
Selling, distribution, and administrative expenses	37.24	37.46
Operating income	2.28	3.94
Other income (expense):
Interest expense, net	(1.08)	(1.33)
Other income, net	0.38	0.34
Total other income (expense), net	(0.70)	(0.99)
Income before provision for income taxes	1.58	2.95
Provision for income taxes	0.63	1.09
Net income	0.95%	1.86%

Results of Operations – Three Months Ended March 2009 Compared to March 2008

Revenues

	Three Months Ended
	March 28, 2009%		March 29, 2008%		Increase (Decrease)	% Change
	(Dollars in Thousands)

Retail	$275,526	51.1%	$254,375	47.5%	$21,151	8.3%
Direct	225,352	41.8	236,536	44.2	(11,184)	(4.7)
Financial Services	33,894	6.3	40,708	7.6	(6,814)	(16.7)
Other	4,768	0.9	3,920	0.7	848	21.6
	$539,540	100.0%	$535,539	100.0%	$4,001	0.7

Retail revenue includes sales realized and services performed at our retail stores, sales from orders placed through our retail store Internet kiosks, and sales from customers utilizing our in-store pick-up program.  Direct revenue includes catalog and Internet sales from orders placed over the phone, by mail, and through our website where the merchandise is shipped to non-retail store locations.  Financial Services revenue is comprised of securitization income, interest income, and interchange and other fees, net of reward program costs, interest expense, and credit losses from our credit card operations.  Other revenue sources include amounts received from our outfitter services, real estate rental income, and fees earned through our travel business and other complementary business services.

Product Sales Mix – The following chart sets forth the percentage of revenue contributed by each of the five product categories for our Retail and Direct businesses and in total for the periods presented below.

	Retail		Direct		Total
	Three Months Ended		Three Months Ended		Three Months Ended
	March 28,	March 29,	March 28,	March 29,	March 28,	March 29,
	2009	2008	2009	2008	2009	2008
Product Category
Hunting Equipment	50.2%	38.6%	34.0%	25.5%	43.3%	32.5%
Clothing and Footwear	20.2	25.1	31.9	37.5	25.2	30.9
Fishing and Marine	14.9	18.7	14.4	14.2	14.7	16.6
Camping	7.1	8.3	9.6	10.9	8.1	9.5
Gifts and Furnishings	7.6	9.3	10.1	11.9	8.7	10.5
Total	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

Retail Revenue – Retail revenue increased $21 million for the three months ended March 2009 primarily due to increased comparable store sales and the opening of two stores in 2008.  The product category that contributed the largest dollar volume increase to our Retail revenue for the three months ended March 2009 was hunting equipment.

	Three Months Ended
	March 28, 2009	March 29, 2008	Increase (Decrease)	% Change
	(Dollars in Thousands)

Comparable stores sales	$229,555	$212,092	$17,463	8.2%

Comparable store sales increased $17 million, or 8.2%, for the three months ended March 2009 principally because of the strength in hunting-related categories and the success of our Retail operations focus.

Direct Revenue – Direct revenue decreased $11 million, or 4.7%, primarily due to our planned reduction in catalog pages circulated.  This decrease was offset by increased Internet sales for the three months ended March 2009 compared to the three months ended March 2008.  Internet site visits increased as we continue to focus our efforts on utilizing Direct marketing programs to increase traffic to our website.  Internet visits increased 26.5% to 38.2 million visits for the three months ended March 2009 compared to 30.2 million visits for the three months ended March 2008.  The hunting equipment product category was the largest dollar volume contributor to our Direct revenue for the three months ended March 2009.

Financial Services Revenue – Key statistics reflecting the performance of our Financial Services business are shown in the following chart:

	Three Months Ended
	March 28, 2009	March 29, 2008	Increase (Decrease)	% Change
	(Dollars in Thousands Except Average Balance per Account )

Average balance of managed credit card loans	$2,238,339	$1,962,064	$276,275	14.1%
Average number of active credit card accounts	1,211,026	1,093,946	117,080	10.7

Average balance per active credit card account	$1,848	$1,794	$54	3.0

Net charge-offs on managed loans	$26,415	$12,390	$14,025	113.2
Net charge-offs as a percentage of average managed credit card loans	4.72%	2.53%	2.19%

The average balance of managed credit card loans increased to $2.2 billion, or 14.1%, because of the increase in the number of accounts and the average balance per account.  The average number of accounts increased to 1.2 million, or 10.7%, due to our marketing efforts.  Net charge-offs as a percentage of average managed credit card loans increased to 4.72% for the three months ended March 2009, up 219 basis points compared to the three months ended March 2008, principally because of the current challenging economic environment.

The components of Financial Services revenue on a generally accepted accounting principles (“GAAP”) basis are as follows:

	Three Months Ended
	March 28, 2009	March 29, 2008
	(In Thousands)

Interest and fee income, net of provision for loan losses	$10,989	$10,380
Interest expense	(6,173)	(3,502)
Net interest income, net of provision for loan losses	4,816	6,878
Non-interest income:
Securitization income (including gains on sales of credit card loans of $1,518 and $6,862)	39,034	43,698
Other non-interest income	15,033	16,588
Total non-interest income	54,067	60,286
Less: Customer rewards costs	(24,989)	(26,456)

Financial Services revenue	$33,894	$40,708

Financial Services revenue decreased by 16.7% for the three months ended March 2009 compared to the three months ended March 2008.  Credit card loans securitized and sold are removed from our consolidated balance sheet, and the net earnings on these securitized assets, after paying costs associated with outside investors, are reflected as a component of our securitization income shown above on a GAAP basis.  Net interest income includes operating results on the credit card loans receivable we own. Interest expense increased $3 million primarily due to the increased balance of certificates of deposit.   Non-interest income includes securitization income, gains on sales of loans, and income recognized on our retained interests, as well as interchange income.  Securitization income decreased $5 million for the three months ended March 2009 compared to the three months ended March 2008, primarily due to decreases in the valuation of our interest-only strip associated with our securitized loans and an increase in charge offs.  Other non-interest income decreased $2 million from an increase in the provision for credit card loans, which was partially offset by an increase in interchange and other fee income.

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

The following table sets forth the revenue components of our Financial Services segment managed portfolio on a non-GAAP basis for the periods ended:

	Three Months Ended
	March 28, 2009	March 29, 2008
	(Dollars in Thousands)

Interest income	$56,889	$51,809
Interchange income, net of customer rewards costs	20,244	17,827
Other fee income	11,983	7,477
Interest expense	(23,922)	(21,710)
Provision for loan losses	(27,115)	(12,402)
Other	(4,185)	(2,293)
Managed Financial Services revenue	$33,894	$40,708

Managed Financial Services Revenue as a Percentage of Average Managed Credit Card Loans:
Interest income	10.2%	10.6%
Interchange income, net of customer rewards costs	3.6	3.6
Other fee income	2.1	1.5
Interest expense	(4.3)	(4.4)
Provision for loan losses	(4.8)	(2.5)
Other	(0.7)	(0.5)
Managed Financial Services revenue	6.1%	8.3%

Managed Financial Services revenue decreased $7 million, or 16.7%, for the three months ended March 2009 compared to the three months ended March 2008 primarily due to an increase of $15 million in the provision for loan losses from increases in managed credit card loans and increases in net charge-offs.  Interest expense increased $2 million from increases in securitized credit card loans and borrowings, higher spreads, and fees paid to investors on new securitizations. The increase in interest income of $5 million was due to an increase in managed credit card loans and changes to interest charged.  The increase in interchange income of $2 million was due to the rollout of the new Visa signature product.  Other fee income increased $5 million due to growth in the number of credit card loans and changes to fees charged.

Other Revenue

Other revenue increased to $5 million for the three months ended March 2009 compared to $4 million for the three months ended March 2008.  There were no real estate land sales for either three month period ended March 2009 or 2008.

Gross Profit

Gross profit, or gross margin, is defined as total revenue less the costs of related merchandise sold and shipping costs.  Comparisons of gross profit and gross profit as a percentage of revenue for our operations, year over year, and to the retail industry in general, are impacted by:

•	shifts in customer preferences;
•	retail store, distribution, and warehousing costs which we exclude from our cost of revenue;
•	Financial Services revenue that we include in revenue for which there are no costs of revenue;
•	real estate land sales we include in revenue for which costs vary by transaction;
•	outfitter services revenue that we include in revenue for which there are no costs of revenue; and
•	customer shipping charges in revenue which are slightly higher than shipping costs in costs of revenue because of our practice of pricing shipping charges to match costs.

Accordingly, comparisons of gross margins on merchandising revenue presented below are the best metrics for analysis of our gross profit as follows:

	Three Months Ended
	March 28, 2009	March 29, 2008	Increase (Decrease)		% Change
	(Dollars in Thousands)

Merchandise sales	$500,878	$490,911	$9,967		2.0%
Merchandise gross margin	174,564	177,109	(2,545)		(1.4)
Merchandise gross margin as a percentage of merchandise revenue	34.9%	36.1%	(1.2	) %

Merchandise Gross Margins – Gross margins of our merchandising business decreased $3 million, or 1.4%, to $175 million for the three months ended March 2009.  Merchandise gross margins as a percentage of revenue of our merchandising business decreased to 34.9% for the three months ended March 2009 from 36.1% for the three months ended March 2008.  The decrease in merchandise gross margins as a percentage of revenue for the three months ended March 2009 compared to the three months ended March 2008 is primarily attributable to a current shift in customer preference toward lower margin ammunition, firearms, and related products for the 2009 first quarter compared to the 2008 quarter and an increase in sales discounts and allowances, partially offset by an increase in our shipping margin comparing the respective periods.

Selling, Distribution, and Administrative Expenses

	Three Months Ended
	March 28, 2009	March 29, 2008	Increase (Decrease)	% Change
	(Dollars in Thousands)

Selling, distribution, and administrative expenses	$200,900	$200,651	$249	0.1%
SD&A expenses as a percentage of total revenue	37.2%	37.5%
Retail store pre-opening costs	$775	$1,928	(1,153)	(59.8)

Selling, distribution, and administrative expenses include all operating expenses related to our retail stores, Internet website, distribution centers, product procurement, and overhead costs, including: advertising and marketing, catalog costs, employee compensation and benefits, occupancy costs, information systems processing, and depreciation and amortization.

Selling, distribution, and administrative expenses as a percentage of revenue improved to 37.2% for the three months ended March 2009 compared to 37.5% for the three months ended March 2008.  On a consolidated basis, selling, distribution, and administrative expenses were flat at $201 million for the three months ended March 2009 compared to the three months ended March 2008.  The most significant factors contributing to the changes in selling, distribution, and administrative expenses in the first quarter of 2009 compared to 2008 included:

•	a decrease in catalog and Internet marketing costs of $5 million,
•	an increase in retirement and severance benefits and asset impairment charges of $1.7 million,
•	a decrease in new store opening related reimbursements and capitalized costs of $2.5 million, and
•	an increase in costs for professional services of $1 million.

Significant selling, distribution, and administrative expense increases and decreases related to specific business segments included the following:

Retail Business Segment:
•	Operating costs for new stores that were not open in the comparable period of 2008 of $3 million, including $2 million in employee compensation and benefit costs.
•	A decrease in new store opening related reimbursements of $2 million comparing the respective periods.
•	Depreciation on new stores not open in the comparable period of 2008 of $1 million.
•	New store pre-opening costs of $1 million, a decrease of $1 million over the three months ended March 2008.
•	Lower marketing fees of $5 million received from the Financial Services segment.

Direct Business Segment:
•	Lower marketing fees of $6 million received from the Financial Services segment.
•	A net decrease in catalog and Internet related marketing costs of $4 million compared to the comparable period of 2008 primarily due to a managed reduction in catalog page count and lower circulation.

Financial Services:
•	A decrease of $11 million in the marketing fee paid by the Financial Services segment to the Retail segment ($5 million) and the Direct business segment ($6 million).
•	An increase in advertising and promotional costs of $2 million due to a reduction of incentives received, which was partially offset by fewer new accounts added in the quarter.
•	An increase in professional fees of $1 million due to higher amortization of fees related to recently completed securitizations and an increase in consulting fees.

Corporate Overhead, Distribution Centers, and Other:
•
An increase of $1.7 million related to retirement and severance benefits and asset impairment charges recognized in the first quarter of 2009.  In our ongoing effort to control costs, we announced a voluntary retirement plan in February 2009.  Retirement costs in addition to other severance and related benefits totaling $0.6 million were incurred in the first quarter of 2009.  In addition, we evaluated the recoverability of certain property and equipment and recognized write-downs related to these assets totaling $1.1 million.

•	A decrease of $2 million in employee compensation and benefits partially attributable to our 2008 reduction in workforce at our company headquarters.
•	A decrease of $1 million in contract labor principally from efforts to control costs.
•	A decrease in depreciation expense of $1 million primarily related to increased estimated lives on information system hardware and software effective April 2008.
•	A decrease of $1 million in property taxes.

Operating Income

Operating income is revenue less cost of revenue and selling, distribution, and administrative expenses.  Operating income for our merchandise business segments excludes costs associated with operating expenses of distribution centers, procurement activities, and other corporate overhead costs.

	Three Months Ended
	March 28, 2009	March 29, 2008	Increase (Decrease)	% Change
	(Dollars in Thousands)

Total operating income	$12,326	$21,086	$(8,760)	(41.5	) %

Total operating income as a percentage of total revenue	2.3%	3.9%

Operating income by business segment:
Retail	$18,054	$26,939	(8,885)	(33.0)
Direct	29,416	33,476	(4,060)	(12.1)
Financial Services	11,969	10,777	1,192	11.1

Operating income as a percentage of segment revenue:
Retail	6.6%	10.6%
Direct	13.1	14.2
Financial Services	35.3	26.5

Operating income decreased $9 million, or 41.5%, for the three months ended March 2009 compared to the three months ended March 2008.  Operating income as a percentage of revenue also decreased to 2.3% for the three months ended March 2009 from 3.9% for the three months ended March 2008.  Operating income comparisons between periods are impacted by the challenging retail and macroeconomic environment.  The decrease in total operating income and total operating income as a percentage of total revenue was primarily due to increases in credit card loan charge-offs and decreases in securitization income from our Financial Services business segment, lower revenue from our Direct business segment, and  lower merchandise gross margins.

Under contractual arrangement, the Financial Services segment incurs a marketing fee paid to the Retail and Direct business segments.  The marketing fee was calculated based on the terms of the contractual arrangement that were consistently applied to both periods presented.  The marketing fee is included in selling, distribution, and administrative expenses as an expense for the Financial Services segment and as a credit to expense for the Retail and Direct business segments.   The marketing fee paid by the Financial Services segment to these two business segments decreased $11 million for the three months ended March 2009 compared to the three months ended March 2008 – a $6 million decrease to the Direct business segment and a $5 million decrease to the Retail segment.

Interest Expense, Net

Interest expense, net of interest income, decreased $1 million to $6 million for the three months ended March 2009 compared to the three months ended March 2008.  The net decrease in interest expense was primarily due to a lower average balance of debt outstanding from managed debt reduction and lower weighted average interest rates comparing the three months ended March 2009 to the three months ended March 2008.  During the three months ended March 2009, we capitalized interest totaling $0.1 million on qualifying fixed assets compared to $0.4 million for the three months ended March 2008.

Other Non-Operating Income, Net

Other income was $2 million for the three months ended March 2009 and 2008.  This income is primarily from the interest earned on our economic development bonds.

Provision for Income Taxes

Our effective tax rate was 39.9% for the three months ended March 2009 compared to 37.0% for the three months ended March 2008.  The effective tax rate for the three months ended March 2009 was higher than that of the comparable period in 2008 because of the recognition of amounts related to tax contingencies in the period.  We expect our effective income tax rate to be in the range of 36% to 37% for fiscal year 2009.

Bank Asset Quality

Overview

We securitize a majority of our credit card loans. On a quarterly basis, we transfer eligible credit card loans into a securitization trust.  We are required to own at least a minimum twenty-day average of 5% of the interests in the securitization trust.  Our transferor’s interest totaled $132 million at the end of March 2009.  Accordingly, retained credit card loans have the same characteristics as credit card loans sold to outside investors.  Certain accounts are ineligible for securitization for reasons such as:  1) account delinquency, 2) they originated from sources other than Cabela’s CLUB Visa credit cards, or 3) for various other reasons.  Loans ineligible for securitization totaled $11 million, $11 million, and $14 million March 28, 2009, December 27, 2008, and March 29, 2008, respectively.

The quality of our managed credit card loan portfolio at any time reflects, among other factors:  1) the creditworthiness of cardholders, 2) general economic conditions, 3) the success of our account management and collection activities, and 4) the life-cycle stage of the portfolio.  During periods of economic weakness, delinquencies and net charge-offs are more likely to increase. We have mitigated periods of economic weakness by selecting a customer base that is very creditworthy.  The median FICO scores of our credit cardholders was 785 at the end of the first quarter of 2009 compared to 786 at the end of 2008. We believe that as our credit card accounts mature, they are less likely to result in a charge-off and less likely to be closed.

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

	March 28,	December 27,	March 29,
Number of days delinquent	2009	2008	2008

Greater than 30 days	1.89%	1.68%	1.11%
Greater than 60 days	1.15	0.97	0.64
Greater than 90 days	0.59	0.47	0.31

Charge-offs

Charge-offs consist of the uncollectible principal, interest, and fees on a customer’s account.  Recoveries are the amounts collected on previously charged-off accounts.  Most bankcard issuers charge-off accounts at 180 days.  We charge off credit card loans on a daily basis after an account becomes at a minimum 130 days contractually delinquent to allow us to manage the collection process more efficiently.  Accounts relating to cardholder bankruptcies, cardholder deaths, and fraudulent transactions are charged off earlier.  Our charge-off activity for the managed portfolio is summarized below for the periods presented.

	Three Months Ended
	March 28, 2009	March 29, 2008
	(Dollars in Thousands)

Charge-offs	$28,834	$14,965
Recoveries	2,419	2,575
Net charge-offs	$26,415	$12,390
Net charge-offs as a percentage of average managed credit card loans	4.72%	2.53%

For the three months ended March 2009, net charge-offs as a percentage of average managed credit card loans increased to 4.72%, up 219 basis points compared to 2.53% for the three months ended March 2008, principally because of the challenging economic environment. We believe our charge-off levels remain below industry averages.

Liquidity and Capital Resources

Overview

We believe that we will have sufficient capital available from cash on hand, our revolving credit facility, and other borrowing sources to fund our foreseeable cash requirements and near-term growth plans.  At March 28, 2009, December 27, 2008, and March 29, 2008, cash on a consolidated basis totaled $541 million, $410 million, and $78 million, respectively, of which $537 million, $402 million, and $73 million, respectively, was cash at our Financial Services business segment which will be utilized to meet this segment’s liquidity requirements.  We will continue to evaluate additional funding sources to determine the most cost effective source of funds for our Financial Services business segment.  These potential sources include, among others, certificates of deposit and securitizations.

Retail and Direct Business Segments – The primary cash requirements of our merchandising business relate to capital for new retail stores, purchases of inventory, investments in our management information systems and infrastructure, purchases of economic development bonds related to the construction of new retail stores, and general working capital needs.  We historically have met these requirements with cash generated from our merchandising business operations, borrowing under revolving credit facilities, issuing debt and equity securities, obtaining economic development grants from state and local governments when developing new retail stores, collecting principal and interest payments on our economic development bonds, and from the retirement of economic development bonds.

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

Our unsecured $430 million revolving credit facility and unsecured senior notes contain certain financial covenants, including the maintenance of minimum debt coverage, a fixed-charge coverage ratio, a cash flow leverage ratio, and a minimum tangible net worth standard.  In the event that we failed to comply with these covenants and the failure to comply would go beyond 30 days, a default would trigger and all principal and outstanding interest would immediately be due and payable.  At March 28, 2009, we were in compliance with all financial covenants under our credit agreements and unsecured notes.  We anticipate that we will continue to be in compliance with all financial covenants under our credit agreements and unsecured notes throughout 2009.

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

Financial Services Business Segment (World’s Foremost Bank or “WFB”) – The primary cash requirements of WFB relate to the financing of credit card loans.  These cash requirements will increase if our credit card originations increase or if our cardholders’ balances or spending increase. WFB sources operating funds in the ordinary course of business through various financing activities, which includes funding obtained from securitization transactions, borrowing under its credit agreement or federal funds purchase agreements, obtaining brokered and non-brokered certificates of deposit, and generating cash from operations.  In addition, on April 14, 2009, a securitization transaction for $500 million was completed under the Term Asset-Backed Securities Loan Facility (“TALF”) established by the Federal Reserve Bank of New York.  This securitization transaction refinanced asset-backed notes that matured in 2009.  We expect this additional liquidity source, cash on hand, and cash from the certificates of deposit market to provide adequate liquidity to WFB through the second quarter of 2010.  The certificates of deposit funding program of WFB has been suspended due to the availability of the TALF program currently replacing it as a source of liquidity.

In addition, our existing credit agreement limits the amount of capital we can contribute to WFB to $25 million in any fiscal year or $75 million in the aggregate.  In December 2008, we made a $25 million capital contribution to WFB through a convertible participating preferred stock investment.  WFB is prohibited by regulations from lending money to Cabela’s or other affiliates. WFB is subject to capital requirements imposed by Nebraska banking law and the Visa membership rules, and its ability to pay dividends is also limited by Nebraska and Federal banking law.  With the current disruptions in the credit markets, our Financial Services business, like many other financial institutions, has increased its funding from certificates of deposit.  With the increase in other financial institutions relying on the deposits market for liquidity and funding, competition in the deposits market may increase resulting in less funds available or at unattractive rates.  Our ability to issue certificates of deposit is reliant on our current regulatory capital levels.  WFB is currently classified as a “well capitalized” bank, the highest category under the regulatory framework for prompt corrective action.  If WFB were to be classified as an “adequately capitalized” bank, which is the next category down from well capitalized, we would be required to obtain a waiver from the FDIC in order to continue to issue certificates of deposits.

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

The proposed amendments issued by the Financial Accounting Standards Board to FAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities and FASB Interpretation No. 46R, Consolidation of Variable Interest Entities, if adopted, could require us to consolidate the assets and liabilities of our bank subsidiary’s securitization trusts.  This could cause us to breach certain financial covenants in our revolving credit facility and unsecured notes.  This could also have a significant effect on our financial condition and ability to meet the capital maintenance requirements of our bank subsidiary, as affected off-balance sheet loans would be recorded on our consolidated balance sheet and could be subject to regulatory capital requirements.  If the proposed amendments are adopted, we may have to contribute capital to WFB, which may require us to raise additional debt or equity capital and/or divert capital from our Retail and Direct businesses, which in turn could significantly alter our growth initiatives.

Operating, Investing, and Financing Activities

The following table presents changes in our cash and cash equivalents for the periods presented:

	Three Months Ended
	March 28, 2009	March 29, 2008
	(In Thousands)
Net cash used in operating activities	$(67,157)	$(171,040)

Net cash used in investing activities	(19,163)	(44,526)

Net cash provided by financing activities	216,716	162,469

2009 versus 2008

Operating Activities – Cash used in operating activities decreased $104 million for the three months ended March 2009 compared to the three months ended March 2008. This net decrease in the use of cash comparing the respective periods was primarily due to a decrease in accounts payable and accrued expenses that decreased $26 million for the three months ended March 2009, compared to a reduction of $133 million for the three months ended March 2008, mostly due to the reduction in inventory.  In addition, accounts receivable increased $8 million for the three months ended March 2009, compared to a reduction of $11 million for the three months ended March 2008, and current and deferred income taxes payable decreased $12 million for the three months ended March 2009, compared to a reduction of $33 million for the three months ended March 2008.  The improvements in cash used in operating activities were partially offset by inventory decreasing $56 million for the three months ended March 2009, to a balance of $574 million, compared to inventory decreasing $13 million for the three months ended March 2008, to a balance of $621 million.

Investing Activities – Cash used in investing activities decreased $25 million for the three months ended March 2009 compared to March 2008. This net decrease was primarily due to less expenditures related to the development and construction of new retail stores.  For the three months ended March 2009, cash paid for property and equipment additions totaled $20 million compared to $50 million for the three months ended March 2008.  We opened two retail stores in 2008 and will open one store in 2009.  Our Billings, Montana retail store is scheduled to open in May 2009.  At March 28, 2009, we estimated remaining total capital expenditures, including the purchase of economic development bonds, to approximate $76 million relating to the development, construction, and completion of retail stores.  We expect to fund these estimated capital expenditures with funds from operations.

Financing Activities – Cash provided by financing activities increased $54 million for the three months ended March 2009 compared to the three months ended March 2008. This net increase from financing activities was due to an increase of $121 million in time deposits for the three months ended March 2009, which WFB utilized to fund its credit card operations, compared to an increase of $23 million for the three months ended March 2008.  Partially offsetting this net increase was a net decrease of $30 million on the borrowing activities of our merchandising business and WFB operations.  In addition, unpresented checks net of bank balance decreased $12 million comparing periods due to the timing of checks clearing at our financial institutions.

The following table highlights the borrowing activities of our merchandising business and WFB for the periods presented:

	Three Months Ended
	March 28, 2009	March 29, 2008
	(In Thousands)

Borrowings on (repayment of) lines of credit and short-term debt, net	$101,051	$170,465
Borrowing on (repayment of) variable funding facility – WFB	-	(100,000)
Issuances of long-term debt, net of repayments	(77)	60,652
Total	$100,974	$131,117

The following table summarizes our availability under revolving credit facilities, excluding the facilities of WFB, at the end of March:

	2009	2008
	(In Thousands)

Amounts available for borrowing under credit facilities (1)	$442,068	$340,000
Principal amounts outstanding	(129,332)	(220,371)
Outstanding letters of credit and standby letters of credit	(18,509)	(58,732)
Remaining borrowing capacity	$294,227	$60,897

(1) Consists of our revolving credit facility of $430 million and $15 million CAD from the credit facility of our Canada operations.

In addition, WFB has total borrowing availability of $110 million under its transferor’s interest credit agreement ($25 million) and agreements to borrow federal funds ($85 million).  At the end of March 2009, the entire $110 million of borrowing capacity was available to WFB.

Our unsecured $430 million credit agreement requires us to comply with certain financial and other customary covenants, including 1) a fixed charge coverage ratio (as defined) of no less than 1.50 to 1.00 as of the last day of any quarter; 2) a cash flow leverage ratio (as defined) of no more than 3.00 to 1.00 as of the last day of any quarter; and 3) a minimum tangible net worth standard (as defined).  In addition, our unsecured senior notes contain various covenants and restrictions such as the maintenance of minimum debt coverage, net worth, and financial ratios. The significant financial ratios and net worth requirements in the long-term debt agreements are 1) a limitation of funded debt to be less than 60% of consolidated total capitalization; 2) cash flow fixed charge coverage ratio, as defined, of no less than 2.00 to 1.00 as of the last day of any quarter; and 3) a minimum consolidated adjusted net worth (as defined).  Also, the debt agreements contain cross default provisions to other outstanding credit facilities. In the event that we failed to comply with these covenants and the failure to comply would go beyond 30 days, a default would trigger and all principal and outstanding interest would immediately be due and payable.  At March 28, 2009, we were in compliance with all financial covenants under our credit agreements and unsecured notes.  We anticipate that we will continue to be in compliance with all financial covenants under our credit agreements and unsecured notes throughout 2009.

Economic Development Bonds and Grants

Economic Development Bonds – Through economic development bonds, the state or local government sells bonds to provide funding for land acquisition, readying the site, building infrastructure and related eligible expenses associated with the construction and equipping of our retail stores. In the past, we have primarily been the sole purchaser of these bonds. The bond proceeds that are received by the governmental entity are then used to fund the construction and equipping of new retail stores and related infrastructure development. While purchasing these bonds involves an initial cash outlay by us in connection with a new store, some or all of these costs can be recaptured through the repayment of the bonds. The payments of principal and interest on the bonds are typically tied to sales, property, or lodging taxes generated from the store and, in some cases, from businesses in the surrounding area, over periods which range between 20 and 30 years. In addition, some of the bonds that we have purchased may be repurchased for par value by the governmental entity prior to the maturity date of the bonds. However, the governmental entity from which we purchase the bonds is not otherwise liable for repayment of principal and interest on the bonds to the extent that the associated taxes are insufficient to pay the bonds.

After purchasing the bonds, we typically record them on our consolidated balance sheet classified as “available for sale” and value them based upon management’s projections of the amount of tax revenue expected to be generated to support principal and interest payments on the bonds.  Because of the unique features of each project, there is no independent market data for valuation of these types of bonds.  If sufficient tax revenue is not generated by the subject properties, we will not receive scheduled payments and will be unable to realize the full value of the bonds carried on our consolidated balance sheet.  At March 28, 2009, December 27, 2008, and March 29, 2008, economic development bonds totaled $116 million, $113 million, and $106 million, respectively.

Grants – We generally have received grant funding in exchange for commitments made by us to the state or local government providing the funding.  The commitments, such as assurance of agreed employment and wage levels at our retail stores or that the retail store will remain open, typically phase out over approximately five to ten years. If we fail to maintain the commitments during the applicable period, the funds we received may have to be repaid or other adverse consequences may arise, which could affect our cash flows and profitability.  At March 28, 2009, December 27, 2008, and March 29, 2008, the total amount of grant funding subject to a specific contractual remedy was $9 million, $11 million and $12 million, respectively.

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

The total amounts and maturities for our credit card securitizations are as follows:

Series	Type	Initial Amount	Interest Rate	Expected Final Maturity
(Dollars in Thousands)

Series 2005-I	Term	$140,000	Fixed	October 2010
Series 2005-I	Term	110,000	Floating	October 2010
Series 2006-III	Term	250,000	Fixed	October 2011
Series 2006-III	Term	250,000	Floating	October 2011
Series 2008-I	Term	461,500	Fixed (1)	December 2010
Series 2008-I	Term	38,500	Floating	December 2010
Series 2008-IV	Term	122,500	Fixed	September 2011
Series 2008-IV	Term	77,500	Floating	September 2011
Total term		1,450,000

Series 2006-I	Variable Funding	376,355	Floating	October 2009
Series 2008-II	Variable Funding	320,856	Floating	June 2009
Series 2008-III	Variable Funding	213,904	Floating	July 2009
Total variable		911,115
Total available		$2,361,115

(1)	The trust entered into an interest rate swap agreement to convert the floating rate notes with a notional amount of $229.85 million into a fixed rate obligation.

We have been, and will continue to be, particularly reliant on funding from securitization transactions for WFB. A failure to renew existing facilities or to add additional capacity on favorable terms as it becomes necessary could increase our financing costs and potentially limit our ability to grow the business of WFB. Unfavorable conditions in the asset-backed securities markets generally, including the unavailability of commercial bank liquidity support or credit enhancements, could have a similar effect. During 2008, WFB completed securitizations totaling $1.2 billion and renewed a $350 million variable funding facility.  In addition, on April 14, 2009, a securitization transaction for $500 million was completed under the TALF program established by the Federal Reserve Bank of New York.  This securitization transaction refinanced asset-backed notes that matured in 2009.  We expect this additional liquidity source, cash on hand, and cash from the certificates of deposit market to provide adequate liquidity to WFB through the second quarter of 2010.

Furthermore, poor performance of WFB’s securitized credit card loans, including increased delinquencies and credit losses, lower payment rates, or a decrease in excess spreads below certain thresholds, could result in a downgrade or withdrawal of the ratings on the outstanding securities issued in WFB’s securitization transactions, cause early amortization of these securities, or result in higher required credit enhancement levels.  On February 19, 2009, Moody’s Investors Service announced that it had downgraded the ratings on 21 classes of asset-backed notes issued by the Trust.  Downgrades could negatively impact WFB’s ability to complete other securitization transactions on acceptable terms or at all and force WFB to rely on other potentially more expensive funding sources, to the extent available, which would decrease our profitability.  The downgrade did not impact our ability to securitize loans under the TALF program as described above.  Furthermore, we do not believe that this downgrade will have a significant impact on the ability of our Financial Services business to complete other securitization transactions on acceptable terms or to access financing.

Certificates of Deposit

WFB utilizes brokered and non-brokered certificates of deposit to partially finance its operating activities.  WFB issues certificates of deposit in a minimum amount of one hundred thousand dollars in various maturities.   As of March 28, 2009, WFB had $607 million of certificates of deposit outstanding with maturities ranging from April 2009 to April 2016 and with a weighted average effective annual fixed rate of 4.36%. This outstanding balance compares to $486 million and $184 million at December 27, 2008, and March 29, 2008, respectively, with weighted average effective annual fixed rates of 4.64% and 4.85%, respectively.

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

Credit Card Limits - WFB bears off-balance sheet risk in the normal course of its business. One form of this risk is through WFB’s commitment to extend credit to cardholders up to the maximum amount of their credit limits. The aggregate of such potential funding requirements totaled $13 billion above existing balances as of March 28, 2009. These funding obligations are not included on our consolidated balance sheet.  While WFB has not experienced, and does not anticipate that it will experience, a significant draw down of unfunded credit lines by its cardholders, such an event would create a cash need at WFB which likely could not be met by our available cash and funding sources. WFB has the right to reduce or cancel these available lines of credit at any time.

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

Item 3: Qualitative Disclosures About Market Risk

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

The table below shows the mix of our credit card account balances at the periods ended:

	March 28,	December 27,	March 29,
	2009	2008	2008
As a percentage of total balances outstanding:
Balances carrying an interest rate based upon various interest rate indices	69.6%	66.1%	66.0%
Balances carrying an interest rate of 9.99%	1.9	1.9	2.6
Balances carrying an interest rate of 0.00%	1.2	1.3	0.4
Balances not carrying interest because their previous month's balance was paid in full	27.3	30.7	31.0
	100.0%	100.0%	100.0%

Charges on the credit cards issued by our Financial Services segment were priced at a margin over various defined lending rates, subject to certain interest rate floors.  No interest is charged if the account is paid in full within 20 days of the billing cycle, which represent 27.3% of total balances outstanding. Some of the zero percentage promotion expenses are passed through to the merchandise vendors for each specific promotion offered.

Management has performed several interest rate risk analyses to measure the effects of the timing of the repricing of our interest sensitive assets and liabilities. Based on these analyses, we believe that an immediate 200 basis point, or 2.0%, increase in market rates for which our assets and liabilities are indexed would cause a pre-tax decrease to income of $6 million for our Financial Services segment over the next twelve months, which could have a material effect on our operating results.

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

In connection with this quarterly report on Form 10-Q, our Chief Executive Officer and Chief Financial Officer evaluated, with the participation of our management, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on management’s evaluation, our Chief Executive Officer and Chief Financial Officer each concluded that our disclosure controls and procedures were effective as of March 28, 2009.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 28, 2009, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 4T. Controls and Procedures

Not applicable.

.
PART II – OTHER INFORMATION

Item 1.      Legal Proceedings.

We are party to various proceedings, lawsuits, disputes, and claims arising in the ordinary course of our business.  These actions include commercial, intellectual property, employment, and product liability claims.  Some of these actions involve complex factual and legal issues and are subject to uncertainties.  We cannot predict with assurance the outcome of the actions brought against us.  Accordingly, adverse developments, settlements, or resolutions may occur and negatively impact earnings in the applicable period.  However, we do not believe that the outcome of any current action would have a material adverse effect on our results of operations, cash flows, or financial position taken as a whole.

Item 1A.    Risk Factors.

There have been no material changes from the risk factors disclosed in the “Risk Factors” section of our Annual Report on Form 10-K for the fiscal year ended December 27, 2008.

Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds.

Not applicable.

Item 3.      Defaults Upon Senior Securities.

Not applicable.

Item 4.      Submission of Matters to a Vote of Security Holders.

Not applicable.

Item 5.      Other Information.

Not applicable.

Item 6.                 Exhibits.

(a)                      Exhibits.

Exhibit Number	Description

3	Amended and Restated Bylaws of Cabela’s Incorporated (incorporated by reference from Exhibit 3 of our Current Report on Form 8-K, filed on March 19, 2009, File No. 001-32227)

10.1	Form of 2004 Stock Plan Restricted Stock Unit Agreement (incorporated by reference from Exhibit 10.1 of our Current Report on Form 8-K, filed on March 6, 2009, File No. 001-32227)

10.2	Form of 2004 Stock Plan Employee Stock Option Agreement (2009) (incorporated by reference from Exhibit 10.2 of our Current Report on Form 8-K, filed on March 6, 2009, File No. 001-32227)

10.3
Form of Proprietary Matters Agreement (executed by Dennis Highby, Patrick A. Snyder, Brian J. Linneman, and Charles Baldwin) (incorporated by reference from Exhibit 10.3 of our Current Report on Form 8-K, filed on March 6, 2009, File No. 001-32227)

10.4
Form of Proprietary Matters Agreement - World’s Foremost Bank (executed by Ralph W. Castner and Joseph M. Friebe) (incorporated by reference from Exhibit 10.4 of our Current Report on Form 8-K, filed on March 6, 2009, File No. 001-32227)

10.5
Executive Employment Agreement dated March 13, 2009, between Cabela’s Incorporated and Thomas L. Millner (incorporated by reference from Exhibit 10.1 of our Current Report on Form 8-K, filed on March 19, 2009, File No. 001-32227)

10.6
Restricted Stock Unit Agreement dated March 13, 2009, between Cabela’s Incorporated and Thomas L. Millner (incorporated by reference from Exhibit 10.2 of our Current Report on Form 8-K, filed on March 19, 2009, File No. 001-32227)

10.7
Stock Option Agreement dated March 13, 2009, between Cabela’s Incorporated and Thomas L. Millner (incorporated by reference from Exhibit 10.3 of our Current Report on Form 8-K, filed on March 19, 2009, File No. 001-32227)

10.8
Proprietary Matters Agreement dated March 13, 2009, between Cabela’s Incorporated and Thomas L. Millner (incorporated by reference from Exhibit 10.4 of our Current Report on Form 8-K, filed on March 19, 2009, File No. 001-32227)

10.9	Form of Management Change of Control Severance Agreement (2009) (incorporated by reference from Exhibit 10.6 of our Current Report on Form 8-K, filed on March 19, 2009, File No. 001-32227)

10.10
Executive Employment Agreement dated March 18, 2009, between Cabela’s Incorporated and Dennis Highby (incorporated by reference from Exhibit 10.7 of our Current Report on Form 8-K, filed on March 19, 2009, File No. 001-32227)

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

CABELA’S INCORPORATED

Dated: May 1, 2009	By:	/s/ Thomas L. Millner
Thomas L. Millner
President and Chief Executive Officer

Dated: May 1, 2009	By:	/s/ Ralph W. Castner
Ralph W. Castner
Vice President and Chief Financial Officer

Exhibit Index

Exhibit Number	Description

3	Amended and Restated Bylaws of Cabela’s Incorporated (incorporated by reference from Exhibit 3 of our Current Report on Form 8-K, filed on March 19, 2009, File No. 001-32227)

10.1	Form of 2004 Stock Plan Restricted Stock Unit Agreement (incorporated by reference from Exhibit 10.1 of our Current Report on Form 8-K, filed on March 6, 2009, File No. 001-32227)

10.2	Form of 2004 Stock Plan Employee Stock Option Agreement (2009) (incorporated by reference from Exhibit 10.2 of our Current Report on Form 8-K, filed on March 6, 2009, File No. 001-32227)

10.3
Form of Proprietary Matters Agreement (executed by Dennis Highby, Patrick A. Snyder, Brian J. Linneman, and Charles Baldwin) (incorporated by reference from Exhibit 10.3 of our Current Report on Form 8-K, filed on March 6, 2009, File No. 001-32227)

10.4
Form of Proprietary Matters Agreement - World’s Foremost Bank (executed by Ralph W. Castner and Joseph M. Friebe) (incorporated by reference from Exhibit 10.4 of our Current Report on Form 8-K, filed on March 6, 2009, File No. 001-32227)

10.5
Executive Employment Agreement dated March 13, 2009, between Cabela’s Incorporated and Thomas L. Millner (incorporated by reference from Exhibit 10.1 of our Current Report on Form 8-K, filed on March 19, 2009, File No. 001-32227)

10.6
Restricted Stock Unit Agreement dated March 13, 2009, between Cabela’s Incorporated and Thomas L. Millner (incorporated by reference from Exhibit 10.2 of our Current Report on Form 8-K, filed on March 19, 2009, File No. 001-32227)

10.7
Stock Option Agreement dated March 13, 2009, between Cabela’s Incorporated and Thomas L. Millner (incorporated by reference from Exhibit 10.3 of our Current Report on Form 8-K, filed on March 19, 2009, File No. 001-32227)

10.8
Proprietary Matters Agreement dated March 13, 2009, between Cabela’s Incorporated and Thomas L. Millner (incorporated by reference from Exhibit 10.4 of our Current Report on Form 8-K, filed on March 19, 2009, File No. 001-32227)

10.9	Form of Management Change of Control Severance Agreement (2009) (incorporated by reference from Exhibit 10.6 of our Current Report on Form 8-K, filed on March 19, 2009, File No. 001-32227)

10.10
Executive Employment Agreement dated March 18, 2009, between Cabela’s Incorporated and Dennis Highby (incorporated by reference from Exhibit 10.7 of our Current Report on Form 8-K, filed on March 19, 2009, File No. 001-32227)

31.1	Certification of CEO Pursuant to Rule 13a-14(a) under the Exchange Act

31.2	Certification of CFO Pursuant to Rule 13a-14(a) under the Exchange Act

32	Certifications Pursuant to 18 U.S.C. Section 1350