Form 10-Q
period 2009-06-27
CABELAS INC
filed 2009-07-31
CIK 1267130

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 27, 2009
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for at least the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

Common stock, $0.01 par value:  67,063,457 shares as of July 24, 2009.

CABELA’S INCORPORATED

FORM 10-Q
QUARTERLY PERIOD ENDED JUNE 27, 2009

PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements

CABELA'S INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Dollars in Thousands Except Earnings Per Share)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 27,	June 28,	June 27,	June 28,
	2009	2008	2009	2008
Revenue:
Merchandise sales	$501,145	$480,640	$1,002,023	$971,551
Financial services revenue	44,129	38,253	78,023	78,961
Other revenue	3,962	7,059	8,730	10,979
Total revenue	549,236	525,952	1,088,776	1,061,491

Total cost of revenue (exclusive of depreciation and amortization)	326,060	316,386	652,374	630,188
Selling, distribution, and administrative expenses	192,536	194,714	391,758	395,365
Impairment and restructuring charges	11,692	-	13,370	-
Operating income	18,948	14,852	31,274	35,938

Interest expense, net	(6,054)	(7,748)	(11,888)	(14,889)
Other non-operating income, net	1,654	1,755	3,700	3,614
Income before provision for income taxes	14,548	8,859	23,086	24,663
Provision for income taxes	5,425	1,580	8,835	7,428

Net income	$9,123	$7,279	$14,251	$17,235

Basic net income per share	$0.14	$0.11	$0.21	$0.26
Diluted net income per share	$0.14	$0.11	$0.21	$0.26

Basic weighted average shares outstanding	67,030,452	66,203,423	66,804,333	66,068,902
Diluted weighted average shares outstanding	67,570,398	66,852,745	67,030,985	66,761,415

Refer to notes to unaudited condensed consolidated financial statements.

CABELA'S INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands Except Par Values)
(Unaudited)

ASSETS	June 27,	December 27,	June 28,
	2009	2008	2008
CURRENT
Cash and cash equivalents	$480,756	$410,104	$88,125
Accounts receivable, net of allowance for doubtful accounts of $1,802, $556 and $1,782	34,364	45,788	49,652
Credit card loans, net of allowances of $1,193, $1,507 and $1,254	138,896	167,226	184,024
Inventories	586,613	517,657	630,830
Prepaid expenses and other current assets	145,468	133,439	141,232
Income taxes receivable	-	-	1,753
Total current assets	1,386,097	1,274,214	1,095,616
Property and equipment, net	864,501	881,080	916,558
Land held for sale or development	37,550	39,318	33,312
Retained interests in securitized loans, including asset-backed securities	121,465	61,605	38,390
Economic development bonds	115,650	112,585	101,316
Other assets	25,411	27,264	32,356
Total assets	$2,550,674	$2,396,066	$2,217,548

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT
Accounts payable, including unpresented checks of $30,560, $28,217 and $14,234	$163,143	$189,766	$169,483
Gift instruments, and credit card and loyalty rewards programs	164,857	184,834	170,280
Accrued expenses	99,270	123,296	93,134
Time deposits	184,711	178,817	83,979
Current maturities of long-term debt	222	695	26,701
Income taxes payable	2,600	11,689	-
Deferred income taxes	10,627	11,707	13,157
Total current liabilities	625,430	700,804	556,734
Long-term debt, less current maturities	490,130	379,336	606,810
Long-term time deposits	398,662	307,382	117,603
Deferred income taxes	40,935	38,707	26,667
Other long-term liabilities	60,136	56,132	57,243

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Preferred stock, $0.01 par value; Authorized -- 10,000,000 shares; Issued – none	-	-	-
Common stock, $0.01 par value:
Class A Voting, Authorized – 245,000,000 shares; Issued – 67,063,457, 66,833,984 and 66,463,389 shares	671	668	665
Class B Non-voting, Authorized – 245,000,000 shares; Issued – none	-	-	-
Additional paid-in capital	277,980	271,958	266,755
Retained earnings	661,927	647,676	588,507
Accumulated other comprehensive loss	(5,197)	(6,597)	(3,436)
Total stockholders’ equity	935,381	913,705	852,491
Total liabilities and stockholders’ equity	$2,550,674	$2,396,066	$2,217,548

Refer to notes to unaudited condensed consolidated financial statements.

CABELA'S INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(Unaudited)
	Six Months Ended
	June 27,	June 28,
CASH FLOWS FROM OPERATING ACTIVITIES:	2009	2008
Net income	$14,251	$17,235
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	34,856	33,842
Impairment and restructuring charges	12,764	-
Stock based compensation	4,285	3,072
Deferred income taxes	(325)	(5,353)
Other, net	2,270	(2,415)
Change in operating assets and liabilities:
Accounts receivable	11,120	(4,380)
Credit card loans held for sale, net	134,905	(24,259)
Securitization of credit card loans, net	(107,688)	28,902
Retained interests in securitized loans (including asset-backed trading securities)	7,262	7,387
Inventories	(68,956)	(22,671)
Prepaid expenses and other current assets	(13,090)	(20,740)
Land held for sale or development	(127)	1,490
Accounts payable and accrued expenses	(47,619)	(127,742)
Gift instruments, and credit card and loyalty rewards programs	(19,976)	(13,977)
Other long-term liabilities	(1,504)	23,161
Income taxes payable	(9,181)	(36,926)
Net cash used in operating activities	(46,753)	(143,374)

CASH FLOWS FROM INVESTING ACTIVITIES:
Property and equipment additions	(30,107)	(91,479)
Proceeds from retirements and maturities of economic development bonds	91	4,738
Purchases of asset-backed available for sale securities classified with retained interests in securitized loans	(76,924)	-
Change in credit card loans receivable, net	770	2,680
Other investing changes, net	7,648	2,426
Net cash used in investing activities	(98,522)	(81,635)

CASH FLOWS FROM FINANCING ACTIVITIES:
Change in unpresented checks net of bank balance	2,343	2,894
Change in time deposits, net	98,484	40,991
Changes in short-term borrowings of financial services subsidiary	-	(100,000)
Borrowings on revolving credit facilities and inventory financing	438,261	478,474
Repayments on revolving credit facilities and inventory financing	(324,728)	(307,492)
Issuances of long-term debt	-	61,200
Payments on long-term debt	(147)	(1,078)
Exercise of employee stock options and employee stock purchase plan issuances	2,025	6,651
Other financing changes, net	(311)	312
Net cash provided by financing activities	215,927	181,952

Net change in cash and cash equivalents	70,652	(43,057)
Cash and cash equivalents, at beginning of period	410,104	131,182
Cash and cash equivalents, at end of period	$480,756	$88,125

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

Reporting Periods:

Unless otherwise stated, the fiscal periods referred to in the notes to these condensed consolidated financial statements are the 13 weeks ended June 27, 2009 (the “three months ended June 2009”), the 13 weeks ended June 28, 2008 (the “three months ended June 2008”), the 26 weeks ended June 27, 2009 (the “six months ended June 2009”), the 26 weeks ended June 28, 2008 (the “six months ended June 2008”), and the 52 weeks ended December 27, 2008 (the “year ended 2008”).

2.    CREDIT CARD LOANS AND SECURITIZATION

The Company’s wholly-owned bank subsidiary, World’s Foremost Bank (“WFB”), has established the Cabela’s Master Credit Card Trust and related entities (collectively referred to as the “Trust”) for the purpose of routinely selling and securitizing credit card loans and issuing beneficial interest to investors.  The Trust issues variable funding facilities and long-term notes each of which has an undivided interest in the assets of the Trust. Variable rate notes are priced at a benchmark rate plus a spread.  Fixed rate notes are priced on a swap rate plus a spread.  At June 27, 2009, the Trust had five term series outstanding totaling $1,950,000 and two variable funding facilities with $636,470 in available capacity and $180,125 outstanding.  WFB maintains responsibility for servicing the securitized loans and receives a servicing fee based on the average outstanding loans in the Trust.  Servicing fees are paid monthly and reflected in other non-interest income in Financial Services revenue.  The Trust is not a subsidiary of WFB or Cabela’s and is therefore excluded from the condensed consolidated financial statements in accordance with generally accepted accounting principles (“GAAP”).  These securitizations qualify as sales under GAAP and accordingly are not treated as debt on the condensed consolidated financial statements.  Accordingly, the credit card loans receivable equal to the investor interest is also excluded from the condensed consolidated financial statements.

As contractually required, WFB establishes certain cash accounts, to be used as collateral for the benefit of investors. The balances in the cash accounts with the trustee were $0, $8,000, and $6,750 at June 27, 2009, December 27, 2008, and June 28, 2008, respectively. In addition, WFB owns asset-backed securities from some of its securitizations, which are subordinated to other notes issued.

CABELA’S INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands Except Share and Per Share Amounts)
(Unaudited)

WFB’s retained interests in credit card asset securitizations include a transferor’s interest, asset-backed securities, accrued interest receivable on securitized credit card receivables, cash accounts, servicing rights, the interest-only strip, cash reserve accounts, and other retained interests. The transferor’s interest is represented by security certificates and is reported in credit card loans held for sale. WFB’s transferor’s interest ranks pari passu with investors’ interests in the securitization trusts. The remaining retained interests are subordinate to certain investors’ interests and, as such, may not be realized by WFB if needed to absorb deficiencies in cash flows that are allocated to the investors of the trusts.

On April 14, 2009, the Trust sold $500,000 of asset-backed notes, Series 2009-I.  This securitization transaction included the issuance of $425,000 of Class A notes, which accrue interest at a floating rate equal to the one-month London Inter-Bank Offered Rate plus 2.00% per year.  The Class A notes are eligible collateral under the Term Asset-Backed Securities Loan Facility (“TALF”) established by the Federal Reserve Bank of New York. This securitization transaction also included the issuance of three subordinated classes of notes in the aggregate principal amount of $75,000.  WFB retained each of the subordinated classes of notes as asset-backed available for sale securities which are recorded in the condensed consolidated balance sheet under the caption “retained interests in securitized loans, including asset-backed securities.”  Each class of notes issued in the securitization transaction has an expected life of approximately three years, with a contractual maturity of approximately six years.  This securitization transaction refinanced asset-backed notes issued by the Trust that matured in 2009.

On April 4, 2009, WFB purchased triple-A rated notes with a par value of $2,100 at a discount in the secondary markets from previously issued series of the Trust.  These notes are classified as asset-backed available for sale securities.  In addition, on June 5, 2009, WFB renewed and increased a $213,904 variable funding facility to a $260,115 variable funding facility that will mature in June 2010.

WFB’s retained interest, including asset-backed securities, and related receivables are comprised of the following at:

	June 27,	December 27,	June 28,
	2009	2008	2008
Asset-backed trading securities	$20,125	$31,584	$9,929
Asset-backed available for sale securities (amortized cost of $76,943)	75,123	-	-
Interest-only strip, cash reserve accounts, and cash accounts	26,217	30,021	28,461
Transferor's interest	131,278	143,411	169,373
Other assets - accrued interest receivable and amounts due from the Trust	34,589	32,379	24,749
Total	$287,332	$237,395	$232,512

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

Credit card loans performed within established guidelines and no events which could trigger an “early amortization” occurred during the six months ended June 2009 and 2008, and the year ended 2008.

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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands Except Share and Per Share Amounts)
(Unaudited)

The table below presents quantitative information about delinquencies, net charge-offs, and components of managed credit card loans, including securitized loans:

	June 27,	December 27,	June 28,
	2009	2008	2008
Credit card loans held for sale (including transferor’s interest of $131,278, $143,411 and $169,373, before allowance for loan losses)	$130,084	$157,301	$173,616
Credit card loans receivable, net of allowances of $1,193, $1,507 and $1,254	8,812	9,925	10,408
Total	$138,896	$167,226	$184,024

Composition of credit card loans at period end:
Loans serviced	$2,276,326	$2,347,223	$2,075,236
Loans securitized and sold to outside investors	(2,032,900)	(2,142,688)	(1,877,023)
Securitized loans with securities owned by WFB at par which are classified as asset-backed securities in retained interests on securitized loans	(97,225)	(31,584)	(9,929)
	146,201	172,951	188,284
Less adjustments to market value and allowance for loan losses	(7,305)	(5,725)	(4,260)
Total (including transferor’s interest of $131,278, $143,411, and $169,373, before allowance for loan losses)	$138,896	$167,226	$184,024
Delinquent loans including finance charges and fees at period end:
Managed credit card loans:
30-89 days	$28,736	$28,712	$15,737
90 days or more and still accruing	12,823	11,145	6,960
Securitized credit card loans including transferor's interest:
30-89 days	28,330	28,148	15,432
90 days or more and still accruing	12,603	10,761	6,803

CABELA’S INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands Except Share and Per Share Amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 27,	June 28,	June 27,	June 28,
	2009	2008	2009	2008

Total net charge-offs including finance charges and fees for the periods ended:
Managed credit card loans	$29,417	$13,866	$55,832	$26,256
Securitized credit card loans including transferor's interest	28,941	13,599	54,582	25,667

Annual average credit card loans including finance charges and fees:
Managed credit card loans	2,244,608	2,013,065	2,241,491	1,987,565
Securitized credit card loans including transferor’s interest	2,218,921	1,980,347	2,211,127	1,952,030

Total net charge-offs as a percentage of annual average loans:
Managed credit card loans	5.24%	2.76%	4.98%	2.64%
Securitized credit card loans including transferor's interest	5.22%	2.75%	4.94%	2.63%

3.	SECURITIES

Economic development bonds and asset-backed available for sale securities consisted of the following for the periods ended:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
At June 27, 2009:
Available for sale securities:
Economic development bonds	$121,396	$37	$(5,783)	$115,650
Asset-backed securities	76,943	825	(2,645)	75,123
	$198,339	$862	$(8,428)	$190,773

At December 27, 2008:
Available for sale securities:
Economic development bonds	$122,501	$35	$(9,951)	$112,585

At June 28, 2008:
Available for sale securities:
Economic development bonds	$102,881	$199	$(5,751)	$97,329

Held to maturity securities:
Economic development bonds	$3,987	$-	$-	$3,987

CABELA’S INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands Except Share and Per Share Amounts)
(Unaudited)

The carrying value and fair value of economic development bonds and asset-backed available for sale securties by contractual maturity at June 27, 2009, were as follows:

	Available-for-Sale
	Amortized	Fair
	Cost	Value
For the six months ended January 2, 2010	$1,133	$1,110
For the fiscal year ended:
2010	3,103	3,228
2011	2,446	2,406
2012	77,840	75,679
2013	3,203	3,071
Thereafter	110,614	105,279

	$198,339	$190,773

At the end of June 2009 and 2008, none of the securities with a fair value below carrying value were deemed to have an other than temporary impairment.  At the end of 2008, the fair value of certain economic development bonds were determined to be below carrying value, with the decline in fair value deemed to be other than temporary. These fair value adjustments totaling $1,280 reduced the carrying value of the economic development bond portfolio at the end of 2008.

4.           SHORT-TERM BORROWINGS OF FINANCIAL SERVICES SUBSIDIARY

WFB had a $25,000 variable funding facility credit agreement that was secured by a participation interest in the transferor’s interest of the Trust.  On May 28, 2009, this credit agreement was terminated.  During the six months ended June 2009, there were no borrowings under the credit agreement.

WFB has unsecured federal funds purchase agreements with two financial institutions.  The maximum amount that can be borrowed is $85,000. There were no amounts outstanding at June 27, 2009, December 27, 2008, or June 28, 2008.  During the six months ended June 2009 and 2008, the average balance outstanding was $87 and $37,947 with a weighted average rate of 0.75% and 3.05%, respectively.

CABELA’S INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands Except Share and Per Share Amounts)
(Unaudited)

5.    LONG-TERM DEBT AND CAPITAL LEASES

Long-term debt, including revolving credit facilities and capital leases, consisted of the following at the periods ended:

	June 27,	December 27,	June 28,
	2009	2008	2008
Unsecured revolving credit facility of $430,000 expiring June 30, 2012, with interest at 1.71% at June 27, 2009	$133,311	$20,000	$220,940
Unsecured notes payable due 2016 with interest at 5.99%	215,000	215,000	215,000
Unsecured senior notes payable due 2017 with interest at 6.08%	60,000	60,000	60,000
Unsecured senior notes due 2012-2018 with interest at 7.20%	57,000	57,000	57,000
Unsecured revolving credit facility of $15,000 CAD expiring June 30, 2010, with interest at 2.05% at June 27, 2009	11,524	6,465	7,143
Unsecured senior notes repaid in 2008	-	-	50,000
Capital lease obligations payable through 2036	13,517	13,665	13,671
Other long-term debt	-	7,901	9,757
Total debt	490,352	380,031	633,511
Less current portion of debt	(222)	(695)	(26,701)

Long-term debt, less current maturities	$490,130	$379,336	$606,810

We have a credit agreement providing a $430,000 unsecured revolving credit facility through June 2012.  The credit facility may be increased to $450,000 and permits the issuance of up to $200,000 in letters of credit and standby letters of credit, which reduce the overall credit limit available under the credit facility.

During the six months ending June 2009 and 2008, the average principal balance outstanding on the revolving credit facility was $109,647 and $176,966, respectively, and the weighted average interest rate was 1.74% and 3.90%, respectively.  Letters of credit and standby letters of credit totaling $22,280 and $45,719 were outstanding at June 27, 2009, and June 28, 2008, respectively. The average outstanding amount of total letters of credit during the six months ended June 2009 and 2008 was $11,063 and $47,395, respectively.

We have financing agreements that allow certain boat and all-terrain vehicle merchandise vendors to give us extended payment terms.   The vendors are responsible for all interest payments, with certain exceptions, for the financing period and the financing company holds a security interest in the specific inventory held by Cabela’s.  We record this merchandise in inventory.  Our revolving credit facility limits this security interest to $50,000.  The extended payment terms to the vendor do not exceed one year.  The outstanding liability, included in accounts payable, was $1,203, $5,162 and $8,851 at June 27, 2009, December 27, 2008, and June 28, 2008, respectively.

At June 27, 2009, we were in compliance with all financial covenants under our credit agreements and unsecured notes.

CABELA’S INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands Except Share and Per Share Amounts)
(Unaudited)

6.   IMPAIRMENT AND RESTRUCTURING CHARGES

We finalized plans on certain future retail store sites during the second quarter of 2009 and consequently evaluated the recoverability of related properties and improvements resulting in the recognition of write-downs related to these assets.  In accordance with the provisions of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, certain land held for sale and properties and improvements with a net carrying amount of $31,692 was written down to a fair value of $20,000, resulting in an impairment charge of $11,692 which was recognized in earnings for the three and six months ended June 2009.  Known trends and management projections could change undiscounted cash flows in future periods which could trigger possible future write downs.  In addition, we evaluated the recoverability of certain property and equipment and recognized write-downs related to these assets totaling $1,072 during the three months ended March 2009.

In our ongoing effort to control costs, we also announced a voluntary retirement plan in February 2009.  Retirement costs in addition to other severance and related benefits totaling $606 were incurred during the three months ended March 2009.

Impairment and restructuring charges consisted of the following for the three and six months ended June 2009:

	Three Months Ended	Six Months Ended
	June 27,	June 27,
Impairment losses on:	2009	2009
Land held for sale	$10,160	$10,160
Property and equipment	1,532	2,604
Restructuring charges:
Severance and related benefits	-	606
	$11,692	$13,370

No impairment and restructuring charges were recorded during the three and six months ended June 2008.

7.   INTEREST EXPENSE, NET

Interest expense, net of interest income, consisted of the following for the periods presented.

	Three Months Ended		Six Months Ended
	June 27,	June 28,	June 27,	June 28,
	2009	2008	2009	2008
Interest expense	$(6,174)	$(8,418)	$(12,175)	$(15,999)
Capitalized interest	120	663	194	1,079
Interest income	-	7	93	31

	$(6,054)	$(7,748)	$(11,888)	$(14,889)

CABELA’S INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands Except Share and Per Share Amounts)
(Unaudited)

8.   INCOME TAXES

Effective April 1, 2008, we completed a legal entity restructuring by merging certain subsidiaries resulting in the major selling channels (catalog, Internet, and retail) residing in a single legal entity.  State net operating losses were reversed in the second quarter of 2008 pursuant to this restructuring.

A reconciliation of the statutory federal tax rate to the effective income tax rate is as follows for the periods presented.

	Three Months Ended		Six Months Ended
	June 27,	June 28,	June 27,	June 28,
	2009	2008	2009	2008
Statutory federal rate	35.0%	35.0%	35.0%	35.0%
State income taxes, net of federal tax benefit	1.8	1.6	1.8	1.6
State net operating losses valuation allowance release	-	(10.3)	-	(3.7)
Change in state deferred tax rates	-	(4.3)	-	(1.6)
Change in tax liabilities	-	(3.8)	-	(1.4)
Other nondeductible items	0.2	-	0.2	-
Change in unrecognized tax benefits	1.0	-	1.7	-
Other, net	(0.7)	(0.4)	(0.4)	0.2
	37.3%	17.8%	38.3%	30.1%

9.   COMMITMENTS AND CONTINGENCIES

We lease various buildings, computer equipment, and storage space under operating leases, which expire on various dates through April 2033.  Rent expense on these leases as well as other month to month rentals was $2,013 and $3,919 for the three and six months ended June 2009, respectively, and $1,502 and $4,096 for the three and six months ended June 2008, respectively. The following is a schedule of future minimum rental payments under operating leases at June 27, 2009:

For the six months ended January 2, 2010	$3,124
For the fiscal year ended:
2010	5,515
2011	4,883
2012	4,292
2013	4,262
Thereafter	70,961

$93,037

We have entered into certain lease agreements for retail store locations.  We expect to receive tenant allowances under these leases approximating $10,024 in 2009 and 2010.   We did not receive any tenant allowances under these leases during the six months ended June 2009.  We received $21,977 in tenant allowances during the six months ended June 2008.  Certain leases require us to pay contingent rental amounts based on a percentage of sales, in addition to real estate taxes, insurance, maintenance, and other operating expenses associated with the leased premises. These leases have terms, including options to renew, ranging from 10 to 70 years.

CABELA’S INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands Except Share and Per Share Amounts)
(Unaudited)

We have entered into real estate purchase, construction, and/or economic development agreements for various new retail store site locations. During the first six months of 2009, we finalized plans on certain future retail store sites. We decided to not proceed with certain locations and consequently evaluated the recoverability of related properties and improvements resulting in the recognition of write-downs related to these assets.  Refer to Note 6 herein of our condensed consolidated financial statements for additional information.  At June 27, 2009, we had total cash commitments of approximately $41,600 for 2009 and 2010 for projected retail store-related expenditures and the purchase of future economic development bonds connected with the development, construction, and completion of new retail stores. This commitment does not include amounts associated with retail store locations where we have not completed negotiations.

Under various grant programs, state or local governments provide funding for certain costs associated with developing and opening a new retail store. We generally receive grant funding in exchange for commitments, such as assurance of agreed employment and wage levels at the retail store or that the retail store will remain open, made by us to the state or local government providing the funding. The commitments typically phase out over five to 10 years. If we fail to maintain the commitments during the applicable period, the funds received may have to be repaid or other adverse consequences may arise, which could affect our cash flows and profitability.  At June 27, 2009, December 27, 2008, and June 28, 2008, the total amount of grant funding subject to a specific contractual remedy was $11,873, $11,322, and $8,445, respectively.

In April 2007, we began an open account document instructions program providing for Company-issued letters of credit.  Obligations to pay participating vendors totaled $29,242, $35,622, and $27,748 at June 27, 2009, December 27, 2008, and June 28, 2008, respectively.

WFB enters into financial instruments with off balance sheet risk in the normal course of business through the origination of unsecured credit card loans. Unsecured credit card accounts are commitments to extend credit and totaled $12,948,000, $12,886,000 and $ 12,421,000 at June 27, 2009, December 27, 2008, and June 28, 2008, respectively. These commitments are in addition to any current outstanding balances of a cardholder. Unsecured credit card loans involve, to varying degrees, elements of credit risk in excess of the amount recognized in the condensed consolidated balance sheets. The principal amounts of these instruments reflect WFB’s maximum related exposure. WFB has not experienced and does not anticipate that all customers will exercise the entire available line of credit at any given point in time. WFB has the right to reduce or cancel the available lines of credit at any time.

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

CABELA’S INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands Except Share and Per Share Amounts)
(Unaudited)

10.           STOCK AWARD PLANS

We recognized share-based compensation expense of $2,404 and $4,285 for the three and six months ended June 2009, respectively, and $1,652 and $3,072 for the three and six months ended June 2008, respectively.  Compensation expense related to our share-based payment awards is recognized in selling, distribution, and administrative expenses in the condensed consolidated statements of income. At June 27, 2009, the total unrecognized deferred share-based compensation balance for unvested shares issued, net of expected forfeitures, was approximately $10,706, net of tax, which is expected to be amortized over a weighted average period of 2.2 years.

Employee Stock Options – The Cabela’s Incorporated 2004 Stock Plan (the “2004 Plan”) provides for the grant of non-qualified stock options, incentive stock options, stock appreciation rights, restricted stock, restricted stock units, and other stock-based awards to employees, directors, and consultants. Options granted under the 2004 Plan have a term of no greater than ten years from the grant date and become exercisable under the vesting schedule determined at the time of grant.  On May 12, 2009, shareholders of the Company approved an amendment to the 2004 Plan to increase the number of shares authorized for issuance by 3,750,000 shares.  During the six months ended June 2009, there were 783,380 options granted to employees at a weighted average exercise price of $8.10 per share and 10,000 options granted to non-employee directors at an exercise price of $11.49 per share.  These options have an eight-year term and vest over three years for employees and one year for non-employee directors.  At June 27, 2009, there were 5,814,951 shares subject to options and 3,950,928 additional shares available for grant under the 2004 Plan.

At June 27, 2009, under our 1997 Stock Option Plan (the “1997 Plan”), there were 698,551 shares subject to options with no shares available for grant.  Options issued expire on the fifth or the tenth anniversary of the date of the grant under the 1997 Plan.

 On March 13, 2009, there were 111,720 options granted to our incumbent President and Chief Executive Officer at an exercise price of $8.68 per share.  These options are subject to the same terms and conditions of the 2004 Plan.  These options have an eight-year term and vest over three years.

During the six months ended June 2009, there were 84,798 options exercised.  The aggregate intrinsic value of awards exercised during the six months ended June 2009 was $693 compared to $2,201 during the six months ended June 2008.  Based on our closing stock price of $12.16 at June 27, 2009, the total number of in-the-money awards exercisable at June 27, 2009, was 565,320.

Nonvested Stock and Stock Unit Awards - During March 2009, we issued 768,380 units of nonvested stock under the 2004 Plan to employees and 138,249 units to our incumbent President and Chief Executive Officer at a weighted average fair value of $8.35 per unit resulting in approximately $7,572 of compensation that will be amortized as expense over a three-year period.  These nonvested stock units vest evenly over three years on the grant date anniversary based on the passage of time. The nonvested stock units granted to our incumbent President and Chief Executive Officer are subject to the same terms and conditions of the 2004 Plan.

Employee Stock Purchase Plan – The maximum number of shares of common stock available for issuance under our Employee Stock Purchase Plan is 1,835,000.  During the six months ended June 2009, there were 144,675 shares issued.  At June 27, 2009, there were 1,053,981 shares authorized and available for issuance.  Beginning in October 2008, we issued new shares rather than purchasing in the market and plan to continue to issue new shares in the future.

CABELA’S INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands Except Share and Per Share Amounts)
(Unaudited)

11.    STOCKHOLDERS’ EQUITY AND DIVIDEND RESTRICTIONS

The most significant restrictions on the payment of dividends are contained within the covenants under our revolving credit and unsecured senior notes purchase agreements. Also, Nebraska banking laws govern the amount of dividends that WFB can pay to Cabela’s. At June 27, 2009, we had unrestricted retained earnings of $106,238 available for dividends. However, we have never declared or paid any cash dividends on our common stock, and we do not anticipate paying any cash dividends in the foreseeable future.

Other Comprehensive Loss – The components of accumulated other comprehensive loss, net of related taxes, are as follows at the periods ended:

	June 27,	December 27,	June 28,
	2009	2008	2008
Accumulated net unrealized holding losses on economic development bonds	$(3,620)	$(6,231)	$(3,526)
Accumulated net unrealized holding losses on asset-backed securities	(1,180)	-	-
Accumulated net unrealized holding gains on derivatives	110	33	92
Cumulative foreign currency translation adjustments	(507)	(399)	(2)

Total accumulated other comprehensive loss	$(5,197)	$(6,597)	$(3,436)

12.           COMPREHENSIVE INCOME

The components of comprehensive income and related tax effects were as follows for the periods presented.

	Three Months Ended		Six Months Ended
	June 27,	June 28,	June 27,	June 28,
	2009	2008	2009	2008

Net income	$9,123	$7,279	$14,251	$17,235
Changes in net unrealized holding losses on economic development bonds, net of taxes of $(189), $(156), $2,128 and $(1,594)	(353)	(272)	2,611	(2,720)
Changes in net unrealized holding losses on asset-backed available for sale securities, net of taxes of $(640) for the 2009 periods	(1,180)	-	(1,180)	-
Changes in net unrealized holding gains on derivatives designated as cash flow hedges, net of taxes of $87, $14, $45 and $80	147	25	77	138
Less adjustment for reclassification of derivatives included in net income, net of taxes of $(38) and $(70) for the 2008 periods	-	(66)	-	(122)
Foreign currency translation adjustment	158	7	(108)	(9)
Comprehensive income	$7,895	$6,973	$15,651	$14,522

CABELA’S INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands Except Share and Per Share Amounts)
(Unaudited)

13.	EARNINGS PER SHARE

The following table reconciles the number of shares utilized in the earnings per share calculations for the periods presented.

	Three Months Ended		Six Months Ended
	June 27,	June 28,	June 27,	June 28,
	2009	2008	2009	2008
Weighted average number of shares:
Common shares – basic	67,030,452	66,203,423	66,804,333	66,068,902
Effect of incremental dilutive securities:
Stock options, nonvested stock units, and employee stock purchase plan shares	539,946	649,322	226,652	692,513
Common shares – diluted	67,570,398	66,852,745	67,030,985	66,761,415

Stock options outstanding and nonvested stock units issued considered anti-dilutive	4,289,746	4,070,688	4,517,473	4,070,688

14.           SUPPLEMENTAL CASH FLOW INFORMATION

The following table sets forth non-cash financing and investing activities and other cash flow information for the periods presented.

	Six Months Ended
	June 27,	June 28,
	2009	2008
Non-cash financing and investing activities:
Accrued property and equipment additions (1)	$8,476	$13,959

Other cash flow information:
Interest paid	$24,217	$18,169
Capitalized interest	(194)	(1,079)
Interest paid, net of capitalized interest	$24,023	$17,090

Income taxes, net	$16,366	$47,547

(1)	Accrued property and equipment additions are recognized in the condensed consolidated statements of cash flows in the period they are paid.

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

Segment assets are those directly used in or clearly allocable to an operating segment’s operations.  For the Retail segment, assets include inventory in the retail stores, land, buildings, fixtures, and leasehold improvements.   For the Direct segment, assets include deferred catalog costs and fixed assets.  At June 27, 2009, goodwill totaling $2,825 was included in the Retail segment. At June 28, 2008, goodwill totaling $4,474 was allocated $969 to the Direct segment and $3,505 to the Retail segment.  For the Financial Services segment assets include cash, credit card loans, retained interest, receivables, fixtures, and other assets.  Cash and cash equivalents of WFB were $475,424 and $82,620 at the end of June 2009 and 2008, respectively.  Assets for the Corporate Overhead and Other segment include corporate headquarters and facilities, merchandise distribution inventory, shared technology infrastructure and related information systems, corporate cash and cash equivalents, economic development bonds, prepaid expenses, deferred income taxes, and other corporate long-lived assets.  Depreciation, amortization, and property and equipment expenditures are recognized in each respective segment.  Intercompany revenue between segments is eliminated in consolidation.

Financial information by segment is presented in the following table for the three and six months ended June 2009 and 2008:

				Corporate
			Financial	Overhead
Three Months Ended June 27, 2009:	Retail	Direct	Services	and Other	Total

Revenue from external customers	$302,035	$198,924	$44,245	$4,032	$549,236
Revenue (loss) from internal customers	(402)	588	(116)	(70)	-
Total revenue	$301,633	$199,512	$44,129	$3,962	$549,236

Operating income (loss)	$33,965	$32,587	$12,020	$(59,624)	$18,948
As a percentage of revenue	11.3%	16.3%	27.2%	N/A	3.4%

Depreciation and amortization	$10,355	$1,243	$306	$5,580	$17,484
Assets	934,279	733,386	835,348	47,661	2,550,674

CABELA’S INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands Except Share and Per Share Amounts)
(Unaudited)

				Corporate
			Financial	Overhead
Three Months Ended June 28, 2008:	Retail	Direct	Services	and Other	Total

Revenue from external customers	$273,122	$206,630	$38,369	$7,831	$525,952
Revenue (loss) from internal customers	502	386	(116)	(772)	-
Total revenue	$273,624	$207,016	$38,253	$7,059	$525,952

Operating income (loss)	$22,406	$26,379	$11,190	$(45,123)	$14,852
As a percentage of revenue	8.2%	12.7%	29.3%	N/A	2.8%

Depreciation and amortization	$10,220	$891	$288	$4,696	$16,095
Assets	1,017,088	504,168	395,831	300,461	2,217,548

				Corporate
			Financial	Overhead
Six Months Ended June 27, 2009:	Retail	Direct	Services	and Other	Total

Revenue from external customers	$577,159	$424,276	$78,254	$9,087	$1,088,776
Revenue (loss) from internal customers	-	588	(231)	(357)	-
Total revenue	$577,159	$424,864	$78,023	$8,730	$1,088,776

Operating income (loss)	$52,019	$62,003	$23,989	$(106,737)	$31,274
As a percentage of revenue	9.0%	14.6%	30.7%	N/A	2.9%

Depreciation and amortization	$20,961	$2,408	$602	$10,885	$34,856
Assets	934,279	733,386	835,348	47,661	2,550,674

				Corporate
			Financial	Overhead
Six Months Ended June 28, 2008:	Retail	Direct	Services	and Other	Total

Revenue from external customers	$527,069	$442,649	$79,179	$12,594	$1,061,491
Revenue (loss) from internal customers	930	903	(218)	(1,615)	-
Total revenue	$527,999	$443,552	$78,961	$10,979	$1,061,491

Operating income (loss)	$49,345	$59,855	$21,967	$(95,229)	$35,938
As a percentage of revenue	9.3%	13.5%	27.8%	N/A	3.4%

Depreciation and amortization	$20,223	$1,944	$586	$11,089	$33,842
Assets	1,017,088	504,168	395,831	300,461	2,217,548

CABELA’S INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands Except Share and Per Share Amounts)
(Unaudited)

The components and amounts of total revenue for the Financial Services business segment were as follows for the periods presented.

	Three Months Ended		Six Months Ended
	June 27,	June 28,	June 27,	June 28,
	2009	2008	2009	2008

Interest and fee income, net of provision for loan losses	$9,523	$8,743	$20,512	$19,123
Interest expense	(6,497)	(2,660)	(12,670)	(6,162)
Net interest income, net of provision for loan losses	3,026	6,083	7,842	12,961
Non-interest income:
Securitization income	54,569	45,652	93,603	89,350
Other non-interest income	15,897	16,053	30,930	32,641
Total non-interest income	70,466	61,705	124,533	121,991
Less: Customer rewards costs	(29,363)	(29,535)	(54,352)	(55,991)
Financial Services total revenue	$44,129	$38,253	$78,023	$78,961

The following chart sets forth the percentage of revenue contributed by each of the five product categories for our Retail and Direct businesses and in total for the three and six months ended June 2009 and 2008.

	Retail		Direct		Total
Three Months Ended:	June 27,	June 28,	June 27,	June 28,	June 27,	June 28,
	2009	2008	2009	2008	2009	2008
Product Category
Hunting Equipment	40.0%	31.1%	34.6%	22.2%	38.0%	27.6%
Clothing and Footwear	17.5	20.3	24.5	30.7	20.1	24.4
Fishing and Marine	24.6	28.5	21.0	23.4	23.3	26.5
Camping	9.3	10.7	12.7	16.0	10.6	12.8
Gifts and Furnishings	8.6	9.4	7.2	7.7	8.0	8.7
Total	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

	Retail		Direct		Total
Six Months Ended:	June 27,	June 28,	June 27,	June 28,	June 27,	June 28,
	2009	2008	2009	2008	2009	2008
Product Category
Hunting Equipment	44.3%	34.9%	35.4%	24.3%	40.8%	30.5%
Clothing and Footwear	18.5	22.0	27.7	33.9	22.1	26.9
Fishing and Marine	20.5	24.0	17.9	19.8	19.4	22.2
Camping	8.2	9.5	11.6	14.0	9.6	11.4
Gifts and Furnishings	8.5	9.6	7.4	8.0	8.1	9.0
Total	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

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

16.   FAIR VALUE MEASUREMENTS

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

Level 3 is comprised of financial instruments whose fair value is estimated based on internally developed models or methodologies utilizing significant inputs that are primarily unobservable from objective sources. In determining the appropriate hierarchy levels, we performed an analysis of the assets and liabilities that are subject to FAS No. 157 and determined that at June 27, 2009, all applicable financial instruments carried on our condensed consolidated balance sheets are classified as Level 3. The following table summarizes the valuation of our recurring financial instruments at the periods ended:

	Fair Value at
Assets - Level 3	June 27, 2009	December 27, 2008	June 28, 2008

Retained interests in securitized loans, including asset-backed securities	$121,465	$61,605	$38,390
Economic development bonds	115,650	112,585	101,316
	$237,115	$174,190	$139,706

CABELA’S INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands Except Share and Per Share Amounts)
(Unaudited)

The table below presents changes in fair value of our assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3), as defined in FAS No. 157, for the three months ended June 2009 and June 2008 and the six months ended June 2009 and June 2008.

	Retained Interests in Securitized Loans		Economic Development Bonds
	Three Months Ended
	June 27, 2009	June 28, 2008	June 27, 2009	June 28, 2008

Balance, beginning of period	$57,225	$36,864	$116,161	$106,314
Total gains or (losses):
Included in earnings - realized	8,493	(2,470)	-	-
Included in other comprehensive income - unrealized	(1,820)	-	(512)	(428)
Purchases, issuances, and settlements, net	57,567	3,996	1	(4,570)
Balance, end of period	$121,465	$38,390	$115,650	$101,316

	Retained Interests in Securitized Loans		Economic Development Bonds
	Six Months Ended
	June 27, 2009	June 28, 2008	June 27, 2009	June 28, 2008

Balance, beginning of period	$61,605	$51,777	$112,585	$98,035
Total gains or (losses):
Included in earnings - realized	4,197	(9,332)	-	-
Included in other comprehensive income - unrealized	(1,820)	-	4,169	(4,283)
Purchases, issuances, and settlements, net	57,483	(4,055)	(1,104)	7,564
Balance, end of period	$121,465	$38,390	$115,650	$101,316

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

CABELA’S INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands Except Share and Per Share Amounts)
(Unaudited)

WFB also owns asset-backed securities from five of its securitizations. Asset-backed trading securities fluctuate daily based on the short-term operational needs of WFB.  Advances and pay downs on the trading securities are at par value. Therefore, the par value of the asset-backed trading securities approximates fair value.  For asset-backed available for sale securities, WFB estimates fair values using discounted cash flow projection estimates based upon contractual principal and interest cash flows. The discount rate utilized is based upon management’s evaluation of current market rates; indicative pricing for such instruments; the rates from the last date WFB considered the market for these instruments to be active and orderly, adjusted for changes in credit spreads in accordance with Financial Accounting Standards Board (“FASB”) Staff Positions No. FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active and No. FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly; and the discount rates used to value other retained interests in securitized loans.  At the end of June 2009, the weighted average discount rate used to value the triple-A rated notes was 2.39%, the A rated notes was 9.41%, the triple-B rated notes was 13.16%, and the double-B rated notes was 14.35%. Declines in the fair value of asset-backed available for sale securities below amortized cost that are deemed to be other than temporary are reflected in current earnings.

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

The table below presents changes in fair value of our assets measured at fair value on a non-recurring basis using significant unobservable inputs (Level 3), as defined in FAS No. 157, for the three and six months ended June 2009:

Description	Fair Value at June 27, 2009	Total Losses
Land held for sale	$20,000	$(10,160)

In accordance with the provisions of FAS No. 144, certain land held for sale and property and equipment with a total net carrying amount of $31,692 was written down to its fair value of $20,000, resulting in a total impairment charge of $11,692 ($10,160 relating to land held for sale and $1,532 relating to property and equipment) which was recognized in earnings for the three and six months ended June 2009.

The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable, gift instruments (including credit card and loyalty rewards programs), accrued expenses, and income taxes payable included in the condensed consolidated balance sheets approximate fair value given the short-term nature of these financial instruments.  The estimated fair value of credit card loans is based on the present value of future expected cash flows using assumptions for credit losses, payment rates, and discount rates commensurate with the risks involved. To determine fair value, time deposits are pooled in homogeneous groups, and the future cash flows of those groups are discounted using current market rates offered for similar products for purposes of estimating fair value.  The estimated fair value of long-term debt is based on the amount of future cash flows associated with each type of debt discounted using current borrowing rates for similar types of debt of comparable maturity.

CABELA’S INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands Except Share and Per Share Amounts)
(Unaudited)

The following table provides the estimated fair values of financial instruments not carried at fair value at the periods ended:

	June 27, 2009		December 27, 2008
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial Assets
Credit card loans, net	$138,896	$142,139	$167,226	$168,429

Financial Liabilities
Time deposits	583,373	610,075	486,199	508,190
Long-term debt	490,352	484,190	380,031	373,304

17.    ACCOUNTING PRONOUNCEMENTS

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

In December 2007, the FASB issued FAS No. 141R, Business Combinations, which replaces FAS No. 141.  FAS No. 141R establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired and the liabilities assumed.  We adopted the provisions of FAS No. 141R effective December 28, 2008, which applies prospectively to all business combinations entered into on or after such date.  The adoption of this statement had no effect on our financial position or results of operations.  All future acquisitions will be impacted by application of this statement.

In December 2007, the FASB issued FAS No. 160, Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51.  This statement amends ARB No. 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary.  FAS No. 160 was effective for fiscal years beginning on or after December 15, 2008, including interim periods.  We adopted the provisions of FAS No. 160 effective December 28, 2008.  The adoption of this statement did not have a material effect on our financial position or results of operations.

In February 2008, the FASB issued FSP FAS 140-3, Accounting for Transfers of Financial Assets and Repurchase Financing Transactions.  The objective of this FSP is to provide implementation guidance on accounting for a transfer of a financial asset and repurchase financing.  The FSP presumes that an initial transfer of a financial asset and a repurchase financing are considered part of the same arrangement (linked transaction) under FAS No. 140.  However, if certain criteria are met, the initial transfer and repurchase financing shall not be evaluated as a linked transaction and shall not be evaluated under FAS No. 140.  FSP FAS 140-3 was effective for fiscal years beginning after November 15, 2008.  We adopted the provisions of FSP FAS 140-3 effective December 28, 2008.   The adoption of this statement did not have a material effect on our financial position or results of operations.

In March 2008, the FASB issued FAS No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133.  This statement changes the existing disclosure requirements in FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. FAS No. 161 requires enhanced disclosures about an entity’s derivative and hedging activities.  This statement was effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. We adopted the provisions of FAS No. 161 effective December 28, 2008.  The adoption of this statement did not have a material effect on our financial position or results of operations.

CABELA’S INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands Except Share and Per Share Amounts)
(Unaudited)

In April 2009, the FASB issued the following Staff Positions:

•	FSP No. FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly,
•	FSP No. FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments, and
•	FSP No. FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments.

FSP No. FAS 157-4 indicates that when determining the fair value of an asset or liability that is not a Level 1 fair value measurement, an entity should assess whether the volume and level of activity for the asset or liability have significantly decreased when compared with normal market conditions. If the entity concludes that there has been a significant decrease in the volume and level of activity, a quoted price (e.g., observed transaction) may not be determinative of fair value and may require a significant adjustment.  FSP No. FAS 115-2 and FAS 124-2 modify the requirements for recognizing other-than-temporarily impaired debt securities and change the existing impairment model for such securities.  These statements also modify the presentation of other-than-temporary impairment losses and increase the frequency of and expand already required disclosures about other-than-temporary impairment for debt and equity securities.  FSP No. FSP FAS 107-1 and APB 28-1 require publicly traded companies to disclose the fair value of financial instruments within the scope of FAS No. 107 in interim financial statements, adding to the current requirement to make those disclosures in annual financial statements. This staff position also requires that companies disclose the method or methods and significant assumptions used to estimate the fair value of financial instruments and a discussion of changes, if any, in the method or methods and significant assumptions during the period.  All of the aforementioned staff positions were effective for interim and annual periods ending after June 15, 2009. We adopted the provisions these staff positions effective for the second quarter ended June 27, 2009.  The adoption of these staff positions did not have a material effect on our financial position or results of operations.

In May 2009, the FASB issued FAS No. 165, Subsequent Events. This statement requires management to evaluate subsequent events through the date the financial statements are either issued, or available to be issued. Companies will be required to disclose the date through which subsequent events have been evaluated.  FAS No. 165 is effective for interim or annual financial periods ending after June 15, 2009, therefore we adopted the provisions of FAS No. 165 effective March 29, 2009.  The adoption of this statement did not have a material effect on our financial position or results of operations.

In June 2009, the FASB issued FAS Statements No. 166, Accounting for Transfers of Financial Assets, and No. 167, Amendments to FASB Interpretation No. 46(R), which significantly change the accounting for transfers of financial assets and the criteria for determining whether to consolidate a variable interest entity (“VIE”).  FAS No. 166 eliminates the qualifying special purpose entity (“QSPE”) concept, establishes conditions for reporting a transfer of a portion of a financial asset as a sale, clarifies the financial-asset derecognition criteria, revises how interests retained by the transferor in a sale of financial assets initially are measured, and removes the guaranteed mortgage securitization recharacterization provisions.  FAS No. 167 requires reporting entities to evaluate former QSPEs for consolidation, changes the approach to determining a VIE’s primary beneficiary from a mainly quantitative assessment to an exclusively qualitative assessment designed to identify a controlling financial interest, and increases the frequency of required reassessments to determine whether a company is the primary beneficiary of a VIE. These statements require additional year-end and interim disclosures for public and nonpublic companies that are similar to the disclosures required by FSP FAS 140-4 and FIN 46(R)-8, Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities, which we adopted and included those disclosures in fiscal year 2008.  The statements are effective for us at the beginning of our fiscal year 2010, and for subsequent interim and annual reporting periods. We have evaluated the provisions of these two statements and believe that their application will result in the consolidation of the Trust and related entities.  Consequently, we believe there will be a material impact on our total assets, total liabilities, retained earnings and other comprehensive income, and the components of our Financial Services revenue.  As a result of the new accounting standards, the securitization transactions will be accounted for as secured borrowings, credit card loans and debt issued from the Trust will be presented as assets and liabilities of the Company, various other interests currently reflected on the condensed consolidated balance sheet will be reclassified primarily to credit card loans, other assets and accrued expenses, and changes in cash flows will be reflected in financing and investing rather than operating.  If the Trust was consolidated using the carrying amounts of Trust assets and liabilities at June 27, 2009, total assets would increase approximately $1.9 billion, total liabilities would increase approximately $2 billion, and approximately $100 million, after tax, would be recorded as a decrease to retained earnings and other comprehensive income.

CABELA’S INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands Except Share and Per Share Amounts)
(Unaudited)

We have evaluated the impact that the adoption of these standards will have on our compliance with the financial covenants in our credit agreements and unsecured notes and do not believe that the these standards, if they were effective as of June 27, 2009, would have, after providing permitted notices to our lenders, caused us to be in breach of any financial covenants in our credit agreements and unsecured notes.  We can offer no assurances that the impact from the provisions of these standards will not cause us to breach financial covenants in our credit agreements and unsecured notes in the future.  With the consolidation of the assets and liabilities of the Trust on WFB’s balance sheet, under existing regulatory capital requirements, WFB’s required capital would be increased.  The effect of changes to regulatory capital requirements, if any, as a result of these standards is not known at this time and may cause us to reallocate capital from our Retail and Direct businesses to meet the capital needs of our Financial Services business, or require us to raise additional debt or equity capital, which in turn could significantly alter our growth initiatives.  Also, if WFB fails to satisfy the requirements for the well-capitalized classification under the regulatory framework for prompt corrective action, WFB’s ability to issue certificates of deposit could be affected.

In June 2009, the FASB issued FAS  No.168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162.  The codification will become the source of authoritative GAAP recognized by the FASB to be applied by nongovernmental entities.  Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants.  On the effective date of FAS No. 168, the codification will supersede all then-existing non-SEC accounting and reporting standards.  All other non-grandfathered non-SEC accounting literature not included in the codification will become nonauthoritative.  FAS No. 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009.  FAS 168 will not have a material impact on our financial statements.

18.   SUBSEQUENT EVENT

In accordance with the provisions of FAS No. 165, we have evaluated subsequent events through July 31, 2009.  All subsequent events requiring recognition as of June 27, 2009, have been incorporated into the condensed consolidated financial statements presented herein.

Item 2:    Management’s Discussion and Analysis of Financial Condition and Results of Operations

This report contains “forward-looking statements” that are based on our beliefs, assumptions, and expectations of future events, taking into account the information currently available to us.  All statements other than statements of current or historical fact contained in this report are forward-looking statements within the meaning of the Private Securities Litigation Reform Act.  The words “believe,” “may,” “should,” “anticipate,” “estimate,” “expect,” “intend,” “objective,” “seek,” “plan,” and similar statements are intended to identify forward-looking statements.  Forward-looking statements involve risks and uncertainties that may cause our actual results, performance, or financial condition to differ materially from the expectations of future results, performance, or financial condition we express or imply in any forward-looking statements.  These risks and uncertainties include, but are not limited to:

•	the level of discretionary consumer spending;
•	the state of the economy, including increases in unemployment levels and bankruptcy filings;
•	changes in the capital and credit markets or the availability of capital and credit;
•	our ability to comply with the financial covenants in our credit agreements;
•	counterparty risk on our unsecured revolving credit facility;
•	changes in consumer preferences and demographic trends;
•	our ability to successfully execute our multi-channel strategy;
•	the ability to negotiate favorable purchase, lease, and/or economic development arrangements for new retail store locations;
•	expansion into new markets;
•	market saturation due to new retail store openings;
•	the rate of growth of general and administrative expenses associated with building a strengthened corporate infrastructure to support our growth initiatives;
•	increasing competition in the outdoor segment of the sporting goods industry;
•	the cost of our products;
•	trade restrictions;
•	political or financial instability in countries where the goods we sell are manufactured;
•	adverse fluctuations in foreign currencies;
•	increases in postage rates or paper and printing costs;
•	supply and delivery shortages or interruptions caused by system changes or other factors;
•	adverse or unseasonal weather conditions;
•	fluctuations in operating results;
•	the cost of fuel increasing;
•	road construction around our retail stores;
•	labor shortages or increased labor costs;
•	increased government regulation, including regulations relating to firearms and ammunition;
•	inadequate protection of our intellectual property;
•	our ability to protect our brand and reputation;
•	changes in accounting rules applicable to securitization transactions, including related increases in required regulatory capital;
•	our ability to manage credit and liquidity risks;
•	any downgrade of the ratings on the outstanding notes issued by our Financial Services business’ securitization trust;
•	our ability to securitize our credit card receivables at acceptable rates or access the deposits market;
•	decreased interchange fees received by our Financial Services business as a result of credit card industry litigation;
•
impact of legislation, regulation, and supervisory regulatory actions in the financial services industry including the Credit Card Accountability Responsibility and Disclosure Act of 2009 (the “CARD Act”) and the proposed financial regulatory reform;

•	other factors that we may not have currently identified or quantified;
•
other risks, relevant factors, and uncertainties identified in our filings with the SEC (including the information set forth in the “Risk Factors” section of our Annual Report on Form 10-K for the fiscal year ended December 27, 2008 (our “2008 Form 10-K”), and in Part II, Item 1A, of this report), which filings are available at the SEC’s website at www.sec.gov.

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

Critical Accounting Policies and Use of Estimates

Our critical accounting policies and use of estimates utilized in the preparation of the condensed consolidated financial statements as of June 27, 2009, remain unchanged from December 27, 2008.

Cabela’s®

We are a leading specialty retailer, and the world’s largest direct marketer, of hunting, fishing, camping, and related outdoor merchandise.  We provide a quality service to our customers who enjoy an outdoor lifestyle by supplying outdoor products through our multi-channel retail business consisting of our Retail and Direct business segments.  Our Retail business segment is comprised of 30 stores, 29 located in the United States and one in Canada.   Our Direct business segment is comprised of our catalog mail order business and our highly acclaimed Internet website.

Our Financial Services business segment also plays an integral role in supporting our merchandising business.  Our Financial Services business segment is comprised of our credit card services which reinforces our strong brand and strengthens our customer loyalty through our credit card loyalty programs.

Financial Overview

	Three Months Ended
	June 27, 2009	June 28, 2008	Increase (Decrease)	% Change
	(Dollars in Thousands)
Revenue:
Retail	$301,633	$273,624	$28,009	10.2%
Direct	199,512	207,016	(7,504)	(3.6)
Total merchandise sales	501,145	480,640	20,505	4.3
Financial Services	44,129	38,253	5,876	15.4
Other revenue	3,962	7,059	(3,097)	(43.9)
Total revenue	$549,236	$525,952	$23,284	4.4

Operating income	$18,948	$14,852	$4,096	27.6

Net income per diluted share	$0.14	$0.11	$0.03	24.0

	Six Months Ended
	June 27, 2009	June 28, 2008	Increase (Decrease)	% Change
	(Dollars in Thousands)
Revenue:
Retail	$577,159	$527,999	$49,160	9.3%
Direct	424,864	443,552	(18,688)	(4.2)
Total merchandise sales	1,002,023	971,551	30,472	3.1
Financial Services	78,023	78,961	(938)	(1.2)
Other revenue	8,730	10,979	(2,249)	(20.5)
Total revenue	$1,088,776	$1,061,491	$27,285	2.6

Operating income	$31,274	$35,938	$(4,664)	(13.0)

Net income per diluted share	$0.21	$0.26	$(0.05)	(17.6)

Revenue in our merchandising businesses increased $21 million, or 4.3%, for the three months ended June 2009 compared to the three months ended June 2008, and $30 million, or 3.1%, for the six months ended June 2009 compared to the six months ended June 2008, despite the challenging macroeconomic environment.  The net increases in total merchandise sales are due to 1) increases in comparable stores sales of 6.1% and 7.0%, respectively, for the three and six month 2009 periods compared to the 2008 periods, 2) the opening of our Billings, Montana, retail store on May 14, 2009, as well as the opening of new stores in May 2008 and August 2008, and 3) increases in Internet sales.  Partially offsetting these increases were decreases in catalog mail order sales.  Financial Services revenue increased $6 million, or 15.4%, for the three months ended June 2009 compared to the three months ended June 2008 primarily due to an increase in securitization income partially offset by a decrease in net interest income.  Financial Services revenue decreased $1 million, or 1.2%, for the six months ended June 2009 compared to the six months ended June 2008 primarily due to a decrease in net interest income partially offset by an increase in securitization income.  Other revenue decreased for the three and six months ended June 2009 compared to the respective 2008 periods due to decreases in real estate sales.

Our operating income for the three months ended June 2009 increased by $4 million, or 27.6%, compared to the three months ended June 2008.  The increase in total operating income was primarily due to increases in revenue from our Retail business segment, higher merchandise gross margins, an increase in our Financial Services revenue, and a decrease in catalog and Internet related marketing costs due to a managed reduction in catalog page count.  These improvements were partially offset by lower revenue from our Direct business segment and asset impairment charges. Operating income for the six months ended June 2009 decreased by $5 million, or 13.0%, compared to the six months ended June 2008.  Operating income comparisons between periods are impacted by the challenging retail and macroeconomic environment.  The decrease in total operating income was primarily due to asset impairment charges, lower revenue from our Direct business segment, and lower merchandise gross margins partially offset by a decrease in catalog and Internet related marketing costs due to a managed reduction in catalog page count and lower circulation.  We finalized plans on certain future retail store sites during the second quarter of 2009 and consequently evaluated the recoverability of related properties and improvements resulting in the recognition of write-downs related to these assets totaling $12 million.  We also announced a voluntary retirement plan in February 2009.  Retirement costs in addition to other severance and related benefits totaling $1 million were incurred in the first six months of 2009.  Known trends and management projections could change undiscounted cash flows in future periods which could trigger possible future write downs.

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

Retail Store Efficiencies – One primary objective is to enhance our retail store efficiencies and improve our operating results.  We are working on this objective by enhancing and optimizing our retail store merchandising processes, management information systems, and distribution and logistics capabilities.  We continue to improve our visual merchandising within the stores and to flex more merchandise at our stores by adding more seasonal product assortments.  Also, we continue to streamline the flow of merchandise to our stores increasing productivity and reducing labor costs as a percentage of revenue.  To enhance our customer service at our retail stores, we are continuing to focus on customer service through training and mentoring programs.

For the three and six months ended June 2009 compared to the respective 2008 periods, operating income for our Retail business segment increased $12 million and $3 million, respectively.

Leverage Our Multi-Channel Model – We offer our customers integrated opportunities to access and use our retail store, catalog, and Internet channels.  Our in-store pick-up program allows customers to order products through our catalogs and Internet site, and have them delivered to the retail store of their choice without incurring shipping costs, thereby helping to increase foot traffic in our stores.  Conversely, our expanding retail stores introduce customers to our Internet and catalog channels.  We are capitalizing on our multi-channel model by building on the strengths of each channel, primarily through improvements in our merchandise planning system.  This system, along with our replenishment system, allows us to identify the correct product mix in each of our retail stores, and also help maintain the proper inventory levels to satisfy customer demand in both our Retail and Direct business channels.

Next Generation Stores – To enhance our returns on capital we have developed a next generation store format which incorporates the following objectives:

•
develop a store model that is adaptable to more markets, faster to start-up, and more efficient to operate to reduce our investment, improve productivity through higher merchandise density, and increase sales per square foot; and

•	provide shopper-friendly layouts with regionalized product mixes, concept shops, and new product displays/fixtures featuring an improved look.

We incorporated these next generation store concepts into our two most recent retail stores - Rapid City, South Dakota, which opened in August 2008, and Billings, Montana, which opened May 14, 2009.

Direct Business – We are working on the following key growth objectives to expand our catalog and Internet channels:

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

Our Direct revenue decreased $8 million and $19 million, respectively, during the three and six months ended June 2009 compared to the three and six months ended June 2008 primarily due to a decrease in catalog mail order sales resulting from planned decreases in catalog pages, and to a lesser extent a decrease in catalog circulation, customers buying more ammunition, firearms, and related products from our retail locations, and customers buying smaller quantities of higher margin soft goods.  The managed decreases in catalog pages and circulation resulted in a decrease of $3 million and $8 million, respectively, in catalog-related costs comparing the three and six months ended June 2009 to the three and six months ended June 2008.

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

Developments in Legislation and Regulation - On May 22, 2009, the Credit Card Accountability Responsibility and Disclosure Act of 2009 was signed into law.  Certain provisions of the CARD Act become effective on August 20, 2009.  Other provisions become effective in February 2010 and August 2010.   On July 15, 2009, the Federal Reserve issued interim final rules for the August 20, 2009, CARD Act provisions.  The Federal Reserve must still provide the final rules for the February 2010 and August 2010 provisions.   Among other things, the CARD Act:

•
Requires creditors to provide written notice to consumers 45 days before increasing an annual percentage rate on a credit card account or making a significant change to the terms of a credit card account.  Creditors must also inform consumers of their right to cancel the credit card account before the increase or change goes into effect in the same notice. If a consumer cancels the account, the creditor is generally prohibited from applying the increase or change to the account.

•	Requires creditors to mail or deliver periodic statements for credit card accounts at least 21 days before payment is due.
•	Restricts annual percentage rate increases on outstanding balances except under limited circumstances;
•	Restricts interest rate increases during the first year an account is opened except under limited circumstances;
•	Requires creditors that increase annual percentage rates to review accounts at least every six months to determine whether the annual percentage rate should be reduced;
•	Requires creditors to obtain the credit card account holders opt-in in order to access an over-limit fee and places restrictions on fees charged for over-limit transactions;
•	Restricts fees that may be charged for making a payment;
•	Requires creditors to allocate payments in excess of the required minimum payment to balances with the highest annual percentage rate before balances with a lower rate;
•	Requires fees to be “reasonable” and “proportionate” to the account holder’s violation of the cardholder agreement;
•	Requires payment due dates to be the same day each month;
•	Requires posting of all agreements on the Internet;
•	Restricts issuance of a credit card to a consumer under the age of 21; and
•	Requires expanded statement disclosures, such as minimum payment warning.

The CARD Act also requires the Federal Reserve to conduct various studies, including studies regarding interchange fees, credit limit reductions, financial literacy, marketing, and credit card terms and conditions. Future legislation or regulations may be issued as a result of these studies.  In addition to the CARD Act, the Federal Reserve also issued an amendment to Regulation Z at the end of 2008.  This amendment will require additional enhanced disclosures to consumers on cardholder agreements, statements, and applications effective July 2010.

WFB is evaluating the effects of the CARD Act on its existing practices, cardholder agreements, annual percentage rates, and revenue. The full impact of the CARD Act on WFB is unknown at this time as the rules for several of the provisions have not been promulgated by the Federal Reserve, service providers need to implement operational changes, and the full impact on consumer behavior and the actions of our competitors is unknown. Compliance with the CARD Act provisions could result in reduced interest income and other fee income.  WFB issued a change in terms effective July 2009 to lessen the effects of the CARD Act.

On June 17, 2009, the Treasury Department released its white paper for reform of the financial system that, among its many proposed changes, promotes heightened supervision and regulation of financial firms, establishes supervision and regulation for financial markets, protects consumers from financial abuse, and eliminates the ability for a credit card bank such as WFB to be owned by a nonbanking entity. The reform proposes to strengthen capital and other regulatory standards for all banks and bank holding companies. The reform also proposes to strengthen the supervision and regulation of securitization markets by requiring originators to retain 5% of the credit risk of securitized exposures, increasing reporting by asset-backed securities issuers, aligning compensation of securitization participants with the long-term performance of underlying loans, increasing the regulation of rating agencies, and reducing the use of ratings in the regulations and supervisory practices.  Due to the complexity and controversial nature of the proposed reform, modifications are likely and the final legislation may differ significantly from this proposal.  If the currently proposed reforms were adopted, Cabela’s would no longer be allowed to own WFB, unless we were willing and able to become a bank holding company under the Bank Holding Company Act of 1956, as amended (“BHCA”) .  The adoption of the proposal to eliminate the credit card bank exemption from the BHCA could force us to divest our Financial Services business.  Any such forced divestiture may materially adversely affect our business and results of operation.

Impact of New Accounting Pronouncements – We believe implementing the provisions of FASB Statements No. 166, Accounting for Transfers of Financial Assets, and No. 167, Amendments to FASB Interpretation No. 46(R), effective the beginning of fiscal year 2010, will require the consolidation of WFB’s securitization trusts.  Consequently, we believe there will be a material impact on our total assets, total liabilities, retained earnings and other comprehensive income, and components of our Financial Services revenue.  We have evaluated the impact that the adoption of these standards will have on our compliance with the financial covenants in our credit agreements and unsecured notes and do not believe that the these standards, if they were effective as of June 27, 2009, would have, after providing permitted notices to our lenders, caused us to be in breach of any financial covenants in our credit agreements and unsecured notes. We can offer no assurances that the impact from the provisions of these standards will not cause us to breach financial covenants in our credit agreements and unsecured notes in the future.  With the consolidation of the assets and liabilities of the Cabela’s Master Credit Card Trust and related entities (collectively referred to as the “Trust”) on WFB’s balance sheet, under existing regulatory capital requirements, WFB’s required capital would be increased.  The effect of changes to regulatory capital requirements, if any, as a result of these standards is not known at this time and may cause us to reallocate capital from our Retail and Direct businesses to meet the capital needs of our Financial Services business, or require us to raise additional debt or equity capital, which in turn could significantly alter our growth initiatives.  Also, if WFB fails to satisfy the requirements for the well-capitalized classification under the regulatory framework for prompt corrective action, WFB’s ability to issue certificates of deposit could be affected.

Operations Review

The three months ended June 2009 and June 2008 each consisted of 13 weeks, and the six months ended June 2009 and June 2008 each consisted of 26 weeks.  Our operating results expressed as a percentage of revenue were as follows for the periods presented.

	Three Months Ended		Six Months Ended
	June 27, 2009	June 28, 2008	June 27, 2009	June 28, 2008

Revenue	100.00%	100.00%	100.00%	100.00%
Cost of revenue	59.37	60.16	59.92	59.37
Gross profit (exclusive of depreciation and amortization)	40.63	39.84	40.08	40.63
Selling, distribution, and administrative expenses	35.06	37.02	35.98	37.25
Impairment and restructuring charges	2.13	-	1.23	-
Operating income	3.45	2.82	2.87	3.38
Other income (expense):
Interest expense, net	(1.10)	(1.48)	(1.09)	(1.41)
Other income, net	0.30	0.34	0.34	0.34
Total other income (expense), net	(0.80)	(1.14)	(0.75)	(1.07)
Income before provision for income taxes	2.65	1.68	2.12	2.31
Provision for income taxes	0.99	0.30	0.81	0.70
Net income	1.66%	1.38%	1.31%	1.61%

Results of Operations – Three Months Ended June 2009 Compared to June 2008

Revenues

	Three Months Ended
	June 27, 2009%		June 28, 2008%		Increase (Decrease)	% Change
	(Dollars in Thousands)

Retail	$301,633	55.0%	$273,624	52.0%	$28,009	10.2%
Direct	199,512	36.3	207,016	39.4	(7,504)	(3.6)
Financial Services	44,129	8.0	38,253	7.3	5,876	15.4
Other	3,962	0.7	7,059	1.3	(3,097)	(43.9)
	$549,236	100.0%	$525,952	100.0%	$23,284	4.4

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

Product Sales Mix – The following chart sets forth the percentage of revenue contributed by each of the five product categories for our Retail and Direct businesses and in total for the three months ended June 2009 and 2008.

	Retail		Direct		Total
Three Months Ended:	June 27,	June 28,	June 27,	June 28,	June 27,	June 28,
	2009	2008	2009	2008	2009	2008
Product Category
Hunting Equipment	40.0%	31.1%	34.6%	22.2%	38.0%	27.6%
Clothing and Footwear	17.5	20.3	24.5	30.7	20.1	24.4
Fishing and Marine	24.6	28.5	21.0	23.4	23.3	26.5
Camping	9.3	10.7	12.7	16.0	10.6	12.8
Gifts and Furnishings	8.6	9.4	7.2	7.7	8.0	8.7
Total	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

Retail Revenue – Retail revenue increased $28 million, or 10.2%, for the three months ended June 2009 primarily due to increased comparable store sales and from the opening of our Billings, Montana, retail store on May 14, 2009, and the opening of new stores in May 2008 and August 2008.  The product category that contributed the largest dollar volume increase to our Retail revenue for the three months ended June 2009 was hunting equipment.

	Three Months Ended
	June 27, 2009	June 28, 2008	Increase (Decrease)	% Change
	(Dollars in Thousands)

Comparable stores sales	$279,301	$263,346	$15,955	6.1%

Comparable store sales increased $16 million, or 6.1%, for the three months ended June 2009 principally because of the strength in hunting-related categories and the success of our Retail operations focus.

Direct Revenue – Direct revenue decreased $8 million, or 3.6%, primarily due to a decrease in catalog mail order sales resulting from a planned reduction in catalog page count, customers buying more ammunition, firearms, and related products from our retail locations, and customers buying smaller quantities of higher margin soft goods.  Decreases in Direct revenue were partially mitigated by managed reductions in catalog-related costs totaling $3 million comparing the three months ended June 2009 to the three months ended June 2008.  As a percentage of Direct revenue, catalog-related costs decreased 100 basis points to 13.0% for the three months ended June 2009 compared to 14.0% for the three months ended June 2008.

Internet sales increased for the three months ended June 2009 compared to the three months ended June 2008.  Internet site visits increased as we continue to focus our efforts on utilizing Direct marketing programs to increase traffic to our website.  Internet visits increased 18.6% to 32.2 million visits for the three months ended June 2009 compared to 27.2 million visits for the three months ended June 2008.  The hunting equipment product category was the largest dollar volume contributor to our Direct revenue for the three months ended June 2009.

Financial Services Revenue – Key statistics reflecting the performance of our Financial Services business are shown in the following chart:

	Three Months Ended
	June 27, 2009	June 28, 2008	Increase (Decrease)	% Change
	(Dollars in Thousands Except Average Balance per Account )

Average balance of managed credit card loans	$2,244,608	$2,013,065	$231,543	11.5%
Average number of active credit card accounts	1,220,038	1,111,069	108,969	9.8

Average balance per active credit card account	$1,840	$1,812	$28	1.5

Net charge-offs on managed loans	$29,417	$13,866	$15,551	112.2
Net charge-offs as a percentage of average managed credit card loans	5.24%	2.76%	2.48%

The average balance of managed credit card loans increased to $2.2 billion, or 11.5%, for the three months ended June 2009 compared to the average balance for the three months ended June 2008 due to the increase in the number of accounts and the average balance per account.  The average number of accounts increased to 1.2 million, or 9.8%, compared to the average number of accounts for the three months ended June 2008 due to our marketing efforts.  Net charge-offs as a percentage of average managed credit card loans increased to 5.24% for the three months ended June 2009, up 248 basis points compared to the three months ended June 2008, principally because of the current challenging macroeconomic environment.

The components of Financial Services revenue on a generally accepted accounting principles (“GAAP”) basis are as follows:

	Three Months Ended
	June 27, 2009	June 28, 2008
	(In Thousands)

Interest and fee income, net of provision for loan losses	$9,523	$8,743
Interest expense	(6,497)	(2,660)
Net interest income, net of provision for loan losses	3,026	6,083
Non-interest income:
Securitization income (including (losses) gains on sales of credit card loans of $(1,345) and $2,470)	54,569	45,652
Other non-interest income	15,897	16,053
Total non-interest income	70,466	61,705
Less: Customer rewards costs	(29,363)	(29,535)

Financial Services revenue	$44,129	$38,253

Financial Services revenue increased by 15.4% for the three months ended June 2009 compared to the three months ended June 2008.  Credit card loans securitized and sold are removed from our consolidated balance sheet, and the net earnings on these securitized assets, after paying costs associated with outside investors, are reflected as a component of our securitization income shown above on a GAAP basis.  Net interest income includes operating results on the credit card loans receivable we own, net of provision for loan losses. Interest income increased $1 million primarily due to changes in interest rates charged to cardholders.  Interest expense increased $4 million primarily due to increases in certificates of deposit compared to the three months ended June 2008.   Non-interest income includes securitization income, gains on sales of loans, and income recognized on our retained interests, as well as interchange income.  Securitization income increased $9 million for the three months ended June 2009 compared to the three months ended June 2008, primarily due to an increase in the valuation of our interest-only strip associated with our securitized loans.  We updated our key economic assumptions factoring in anticipated increases in interest rates due to our June 2009 change in terms mailing as well as expected implications from the CARD Act resulting in an increase in the valuation of our interest-only strip.

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

Non-GAAP Presentation – The “non-GAAP” presentation shown below presents the financial performance of the total managed portfolio of credit card loans.  Although our condensed consolidated financial statements are not presented in this manner, we review the performance of the managed portfolio as presented below.  Interest income, interchange income (net of customer rewards), and fee income on both the owned and securitized portfolio are reflected in the respective line items.  Interest paid to outside investors on the securitized credit card loans is included in interest expense.  Credit losses on the entire managed portfolio are reflected in the provision for loan losses.  This non-GAAP presentation includes income derived from the valuation of our interest-only strip associated with our securitized loans that would generally be reversed or not reported in a managed presentation.

The following table sets forth the revenue components of our Financial Services segment managed portfolio on a non-GAAP basis for the periods ended:

	Three Months Ended
	June 27, 2009	June 28, 2008
	(Dollars in Thousands)

Interest income	$55,734	$46,544
Interchange income, net of customer rewards costs	21,913	19,996
Other fee income	13,842	7,991
Interest expense	(25,073)	(19,596)
Provision for loan losses	(30,417)	(14,419)
Other	8,130	(2,263)
Managed Financial Services revenue	$44,129	$38,253

Managed Financial Services Revenue as a Percentage of Average Managed Credit Card Loans:
Interest income	9.9%	9.2%
Interchange income, net of customer rewards costs	3.9	4.0
Other fee income	2.5	1.6
Interest expense	(4.5)	(3.9)
Provision for loan losses	(5.4)	(2.9)
Other	1.4	(0.4)
Managed Financial Services revenue	7.8%	7.6%

Managed Financial Services revenue increased $6 million, or 15.4%, for the three months ended June 2009 compared to the three months ended June 2008 primarily due to increases in interest income, other fee income, and the valuation of our interest-only strip associated with our securitized loans partially offset by an increase of $16 million in the provision for loan losses from increases in managed credit card loans and increases in net charge-offs.  The increase in interest income of $9 million was due to an increase in managed credit card loans and changes to interest rates charged.  Interest expense increased $5 million from increases in securitized credit card loans and borrowings, increases in certificates of deposit, higher spreads, and fees paid to investors on new securitizations. The increase in interchange income of $2 million was due to the rollout of the new Visa signature product.  Other fee income increased $6 million due to growth in the number of credit card loans, changes to fees charged, and increases in late fees.  Other income increased $10 million due to an increase in the valuation of our interest-only strip associated with our securitized loans.

Other Revenue

Other revenue decreased to $4 million for the three months ended June 2009 compared to $7 million for the three months ended June 2008.  Real estate revenue totaled $1.3 million for the three months ended June 2009 compared to $5 million for the three months ended June 2008.  Pre-tax gains on the sale of real estate totaled $1.1 million for the three months ended June 2009 compared to $2.1 million for the three months ended June 2008.

Gross Profit

Gross profit, or gross margin, is defined as total revenue less the costs of related merchandise sold and shipping costs.  Comparisons of gross profit and gross profit as a percentage of revenue for our operations, year over year, and to the retail industry in general, are impacted by:

•	shifts in customer preferences;
•	retail store, distribution, and warehousing costs which we exclude from our cost of revenue;
•	Financial Services revenue that we include in revenue for which there are no costs of revenue;
•	real estate land sales we include in revenue for which costs vary by transaction;
•	outfitter services revenue that we include in revenue for which there are no costs of revenue; and
•	customer shipping charges in revenue which are slightly higher than shipping costs in costs of revenue because of our practice of pricing shipping charges to match costs.

Accordingly, comparisons of gross margins on merchandising revenue presented below are the best metrics for analysis of our gross profit as follows:

	Three Months Ended
	June 27, 2009	June 28, 2008	Increase (Decrease)	% Change
	(Dollars in Thousands)

Merchandise sales	$501,145	$480,640	$20,505	4.3%
Merchandise gross margin	175,750	165,597	10,153	6.1
Merchandise gross margin as a percentage of merchandise revenue	35.1%	34.5%	0.6%

Merchandise Gross Margins – Gross margins of our merchandising business increased $10 million, or 6.1%, to $176 million for the three months ended June 2009.  Merchandise gross margins as a percentage of revenue of our merchandising business increased to 35.1% for the three months ended June 2009 from 34.5% for the three months ended June 2008.  Merchandise gross margin and merchandise gross margin as a percentage of revenue improved for the three months ended June 2009 compared to the three months ended June 2008 despite the ongoing mix shift to lower margin hard-good categories.   These improvements were realized across virtually all of our product categories and were the result of lower promotional costs, reduced discounts and markdowns, and reduced shipping expenses.

Selling, Distribution, and Administrative Expenses

	Three Months Ended
	June 27, 2009	June 28, 2008	Increase (Decrease)	% Change
	(Dollars in Thousands)

Selling, distribution, and administrative expenses	$192,536	$194,714	$(2,178)	(1.1)%
SD&A expenses as a percentage of total revenue	35.1%	37.0%
Retail store pre-opening costs	$1,311	$2,613	(1,302)	(49.8)

Selling, distribution, and administrative expenses include all operating expenses related to our retail stores, Internet website, distribution centers, product procurement, and overhead costs, including: advertising and marketing, catalog costs, employee compensation and benefits, occupancy costs, information systems processing, and depreciation and amortization.

Selling, distribution, and administrative expenses decreased $2 million, or 1.1%, for the three months ended June 2009 compared to the three months ended June 2008.  The most significant factors contributing to the changes in selling, distribution, and administrative expenses for the three months ended June 2009 compared to the three months ended June 2008 included:

•	a decrease in catalog and Internet marketing costs of $3 million,
•	a decrease of $1 million in retail store pre-opening costs,
•	an increase in depreciation expense of $1 million, and
•	an increase in costs for professional services of $1 million.

Significant selling, distribution, and administrative expense increases and decreases related to specific business segments included the following:

Retail Business Segment:
•	Operating costs of $2 million for new stores that were not open in the comparable period of 2008, including $1.6 million in employee compensation and benefit costs.
•	A decrease in comparable store employee compensation and benefits of $2 million realized from our focus to enhance our retail store efficiencies.
•	New store pre-opening costs of $1.3 million, a decrease of $1 million over the three months ended June 2008.
•	Higher marketing fees of $2 million received from the Financial Services segment.

Direct Business Segment:
•	A net decrease in catalog and Internet related marketing costs of $3 million compared to the comparable period of 2008 primarily due to a managed reduction in catalog page count and lower circulation.
•	A decrease in employee compensation and benefits of $1 million.
•	Higher marketing fees of $1 million received from the Financial Services segment.

Financial Services:
•	An increase of $3 million in the marketing fee paid by the Financial Services segment to the Retail segment ($2 million) and the Direct business segment ($1 million).
•	An increase in postage costs of $1 million due to customer notice mailings completed in the second quarter of 2009.
•	An increase in professional fees of $1 million due to higher amortization of fees related to recently completed securitizations and to increases in FDIC assessments and consulting fees.

Corporate Overhead, Distribution Centers, and Other:
•	An increase of $1 million in employee compensation and benefits.
•	An increase in depreciation expense of $1 million.

Impairment and Restructuring Charges

We recorded a $12 million pre-tax charge to earnings (Corporate Overhead and Other segment) in the second quarter of 2009 related to asset impairment charges on certain land held for sale and related property and equipment.  We finalized plans on certain future retail store sites during the second quarter of 2009 and consequently evaluated the recoverability of related properties and improvements resulting in the recognition of these impairment charges.  No impairment and restructuring charges were recorded during the three months ended June 2008.

Operating Income

Operating income is revenue less cost of revenue and selling, distribution, and administrative expenses.  Operating income for our merchandise business segments excludes costs associated with operating expenses of distribution centers, procurement activities, and other corporate overhead costs.

	Three Months Ended
	June 27, 2009	June 28, 2008	Increase (Decrease)	% Change
	(Dollars in Thousands)

Total operating income	$18,948	$14,852	$4,096	27.6%

Total operating income as a percentage of total revenue	3.4%	2.8%

Operating income by business segment:
Retail	$33,965	$22,406	11,559	51.6
Direct	32,587	26,379	6,208	23.5
Financial Services	12,020	11,190	830	7.4

Operating income as a percentage of segment revenue:
Retail	11.3%	8.2%
Direct	16.3	12.7
Financial Services	27.2	29.3

Operating income increased $4 million, or 27.6%, for the three months ended June 2009 compared to the three months ended June 2008.  Operating income as a percentage of revenue also increased to 3.4% for the three months ended June 2009 from 2.8% for the three months ended June 2008.  The increases in total operating income and total operating income as a percentage of total revenue was primarily due to increases in revenue from our Retail business segment, higher merchandise gross margins, an increase in our Financial Services revenue, and a decrease in catalog and Internet related marketing costs due to a managed reduction in catalog page count.  These improvements were partially offset by lower revenue from our Direct business segment and asset impairment charges.

Under a contractual arrangement, the Financial Services segment incurs a marketing fee paid to the Retail and Direct business segments.  The marketing fee was calculated based on the terms of the contractual arrangement that were consistently applied to both periods presented.  The marketing fee is included in selling, distribution, and administrative expenses as an expense for the Financial Services segment and as a credit to expense for the Retail and Direct business segments.   The marketing fee paid by the Financial Services segment to these two business segments increased $3 million for the three months ended June 2009 compared to the three months ended June 2008 – a $2 million increase to the Retail segment and a $1 million increase to the Direct business segment.

Interest Expense, Net

Interest expense, net of interest income, decreased $2 million to $6 million for the three months ended June 2009 compared to the three months ended June 2008.  The net decrease in interest expense was primarily due to a lower average balance of debt outstanding from managed debt reduction and lower weighted average interest rates comparing the three months ended June 2009 to the three months ended June 2008.  During the three months ended June 2009, we capitalized interest totaling $0.1 million on qualifying fixed assets compared to $0.7 million for the three months ended June 2008.

Other Non-Operating Income, Net

Other income was $2 million for the three months ended June 2009 and 2008.  This income is primarily from the interest earned on our economic development bonds.

Provision for Income Taxes

Our effective tax rate was 37.3% for the three months ended June 2009 compared to 17.8% for the three months ended June 2008.  The effective tax rate for the three months ended June 2009 was higher than that of the comparable period in 2008 because of the corporate restructure completed effective April 1, 2008, and the release of valuation allowances relating to state net operating losses realized in the second quarter of 2008.  Refer to Note 8 herein of our condensed consolidated financial statements for additional information.  We expect our effective income tax rate to be in the range of 36% to 37% for fiscal year 2009.

Results of Operations – Six Months Ended June 2009 Compared to June 2008

Revenues

	Six Months Ended
	June 27, 2009%		June 28, 2008%		Increase (Decrease)	% Change
	(Dollars in Thousands)

Retail	$577,159	53.0%	$527,999	49.8%	$49,160	9.3%
Direct	424,864	39.0	443,552	41.8	(18,688)	(4.2)
Financial Services	78,023	7.2	78,961	7.4	(938)	(1.2)
Other	8,730	0.8	10,979	1.0	(2,249)	(20.5)
	$1,088,776	100.0%	$1,061,491	100.0%	$27,285	2.6

Product Sales Mix – The following chart sets forth the percentage of revenue contributed by each of the five product categories for our Retail and Direct businesses and in total for the six months ended June 2009 and 2008.

	Retail		Direct		Total
Six Months Ended:	June 27,	June 28,	June 27,	June 28,	June 27,	June 28,
	2009	2008	2009	2008	2009	2008
Product Category
Hunting Equipment	44.3%	34.9%	35.4%	24.3%	40.8%	30.5%
Clothing and Footwear	18.5	22.0	27.7	33.9	22.1	26.9
Fishing and Marine	20.5	24.0	17.9	19.8	19.4	22.2
Camping	8.2	9.5	11.6	14.0	9.6	11.4
Gifts and Furnishings	8.5	9.6	7.4	8.0	8.1	9.0
Total	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

Retail Revenue – Retail revenue increased $49 million for the six months ended June 2009 primarily due to increased comparable store sales and from the opening of our Billings, Montana, retail store on May 14, 2009, and the opening of new stores in May 2008 and August 2008.  The product category that contributed the largest dollar volume increase to our Retail revenue for the six months ended June 2009 was hunting equipment.

	Six Months Ended
	June 27, 2009	June 28, 2008	Increase (Decrease)	% Change
	(Dollars in Thousands)

Comparable stores sales	$508,857	$475,438	$33,419	7.0%

Comparable store sales increased $33 million, or 7.0%, for the six months ended June 2009 principally because of the strength in hunting-related categories and the success of our Retail operations focus.

Direct Revenue – Direct revenue decreased $19 million, or 4.2%, primarily due to a decrease in catalog mail order sales resulting from a planned reduction in catalog pages circulated and to a lesser extent a decrease in catalog circulation, customers buying more ammunition, firearms, and related products from our retail locations, and customers buying smaller quantities of higher margin soft goods.  Decreases in Direct revenue were partially mitigated by managed reductions in catalog-related costs of $8 million comparing the six months ended June 2009 to the six months ended June 2008.  As a percentage of Direct revenue, catalog-related costs decreased 120 basis points to 13.4% for the six months ended June 2009 compared to 14.6% for the six months ended June 2008.

Internet sales increased for the six months ended June 2009 compared to the six months ended June 2008.  Internet site visits increased as we continue to focus our efforts on utilizing Direct marketing programs to increase traffic to our website.  Internet visits increased 22.8% to 70.5 million visits for the six months ended June 2009 compared to 57.4 million visits for the six months ended June 2008.  The hunting equipment product category was the largest dollar volume contributor to our Direct revenue for the six months ended June 2009.

Financial Services Revenue – Key statistics reflecting the performance of our Financial Services business are shown in the following chart:

	Six Months Ended
	June 27, 2009	June 28, 2008	Increase (Decrease)	% Change
	(Dollars in Thousands Except Average Balance per Account )

Average balance of managed credit card loans	$2,241,491	$1,987,565	$253,926	12.8%
Average number of active credit card accounts	1,215,532	1,102,508	113,024	10.3

Average balance per active credit card account	$1,844	$1,803	$41	2.3

Net charge-offs on managed loans	$55,832	$26,256	$29,576	112.6
Net charge-offs as a percentage of average managed credit card loans	4.98%	2.64%	2.34%

The average balance of managed credit card loans increased to $2.2 billion, or 12.8%, for the six months ended June 2009 compared to the average balance for the six months ended June 2008 due to the increase in the number of accounts and the average balance per account.  The average number of accounts increased to 1.2 million, or 10.3%, compared to the average number of accounts for the six months ended June 2008 due to our marketing efforts.  Net charge-offs as a percentage of average managed credit card loans increased to 4.98% for the six months ended June 2009, up 234 basis points compared to the six months ended June 2008, principally because of the current challenging macroeconomic environment.

The components of Financial Services revenue on a GAAP basis are as follows:

	Six Months Ended
	June 27, 2009	June 28, 2008
	(In Thousands)

Interest and fee income, net of provision for loan losses	$20,512	$19,123
Interest expense	(12,670)	(6,162)
Net interest income, net of provision for loan losses	7,842	12,961
Non-interest income:
Securitization income (including gains on sales of credit card loans of $173 and $9,332)	93,603	89,350
Other non-interest income	30,930	32,641
Total non-interest income	124,533	121,991
Less: Customer rewards costs	(54,352)	(55,991)

Financial Services revenue	$78,023	$78,961

Financial Services revenue decreased by 1.2% for the six months ended June 2009 compared to the six months ended June 2008.  Net interest income includes operating results on the credit card loans receivable we own. Interest income increased $1 million primarily due to changes in interest rates charged to cardholders.  Interest expense increased $7 million primarily due to increases in certificates of deposit compared to the six months ended June 2008.  Securitization income increased $4 million for the six months ended June 2009 compared to the six months ended June 2008, primarily due to the increase in the valuation of our interest-only strip associated with our securitized loans.  We updated our key economic assumptions factoring in anticipated increases in interest rates due to our June 2009 change in terms mailing as well as expected implications from the CARD Act resulting in an increase in the valuation of our interest-only strip.  Other non-interest income decreased $2 million from an increase in the valuation adjustments as a result of increased charge-offs for credit card loans in the transferor’s interest portion of the securitized loans.

The following table sets forth the revenue components of our Financial Services segment managed portfolio on a non-GAAP basis for the periods ended:

	Six Months Ended
	June 27, 2009	June 28, 2008
	(Dollars in Thousands)

Interest income	$112,623	$98,353
Interchange income, net of customer rewards costs	42,157	37,823
Other fee income	25,825	15,468
Interest expense	(48,995)	(41,306)
Provision for loan losses	(57,532)	(26,821)
Other	3,945	(4,556)
Managed Financial Services revenue	$78,023	$78,961

Managed Financial Services Revenue as a Percentage of Average Managed Credit Card Loans:
Interest income	10.0%	9.9%
Interchange income, net of customer rewards costs	3.8	3.8
Other fee income	2.3	1.6
Interest expense	(4.4)	(4.2)
Provision for loan losses	(5.1)	(2.7)
Other	0.4	(0.5)
Managed Financial Services revenue	7.0%	7.9%

Managed Financial Services revenue decreased $1 million for the six months ended June 2009 compared to the six months ended June 2008 primarily due to an increase of $31 million in the provision for loan losses from increases in managed credit card loans and net charge-offs offset by increases in interest income, other fee income, and in the valuation of our interest-only strip associated with our securitized loans.  The increase in interest income of $14 million was due to an increase in managed credit card loans and changes to interest rates charged.  Interest expense increased $8 million from increases in securitized credit card loans and borrowings, increases in certificates of deposit, higher spreads, and fees paid to investors on new securitizations. The increase in interchange income of $4 million was due to the rollout of the new Visa signature product.  Other fee income increased $10 million due to growth in the number of credit card loans, changes to fees charged, and increases in late fees.  Other income increased $9 million due to an increase in the valuation of our interest-only strip associated with our securitized loans.

Other Revenue

Other revenue decreased to $9 million for the six months ended June 2009 compared to $11 million for the six months ended June 2008.  Real estate revenue totaled $2 million for the six months ended June 2009 compared to $6 million for the six months ended June 2008.  Pre-tax gains on the sale of real estate totaled $1.1 million for the six months ended June 2009 compared to $2.1 million for the six months ended June 2008.

Gross Profit

	Six Months Ended
	June 27, 2009	June 28, 2008	Increase (Decrease)	% Change
	(Dollars in Thousands)

Merchandise sales	$1,002,023	$971,551	$30,472	3.1%
Merchandise gross margin	350,314	342,557	7,757	2.3
Merchandise gross margin as a percentage of merchandise revenue	35.0%	35.3%	(0.3)%

Merchandise Gross Margins – Gross margins of our merchandising business increased $8 million, or 2.3%, to $350 million for the six months ended June 2009 compared to the six months ended June 2008.  Merchandise gross margins as a percentage of revenue of our merchandising business decreased to 35.0% for the six months ended June 2009 from 35.3% for the six months ended June 2008. The increase in merchandise gross margin for the six months ended June 2009 compared to the six months ended June 2008 is primarily attributable to a net increase in merchandise sales, lower promotional costs, reduced discounts and markdowns, and reduced shipping expenses.  The decrease in merchandise gross margins as a percentage of revenue for the six months ended June 2009 compared to the six months ended June 2008 is primarily attributable to a current shift in customer preference toward lower margin ammunition, firearms, and related products as well as the impact from higher 2009 merchandise sales compared to 2008.

Selling, Distribution, and Administrative Expenses

	Six Months Ended
	June 27, 2009	June 28, 2008	Increase (Decrease)	% Change
	(Dollars in Thousands)

Selling, distribution, and administrative expenses	$391,758	$395,365	$(3,607)	(0.9)%
SD&A expenses as a percentage of total revenue	36.0%	37.2%
Retail store pre-opening costs	$2,085	$4,555	(2,470)	(54.2)

Selling, distribution, and administrative expenses decreased $4 million, or 0.9%, for the six months ended June 2009 compared to the six months ended June 2008.  The most significant factors contributing to the changes in selling, distribution, and administrative expenses during the six months ended June 2009 compared to the six months ended June 2008 included:

•	a decrease in catalog and Internet marketing costs of $8 million,
•	a decrease of $1 million in employee compensation and benefits,
•	an increase in new store opening related reimbursements and capitalized costs of $3 million, and
•	an increase in costs for professional services of $2 million.

Significant selling, distribution, and administrative expense increases and decreases related to specific business segments included the following:

Retail Business Segment:
•	Operating costs for new stores that were not open in the comparable period of 2008 of $7 million, including $3 million in employee compensation and benefit costs.
•	A decrease in comparable store employee compensation and benefits of $3 million realized from our focus to enhance our retail store efficiencies.
•	Lower marketing fees of $3 million received from the Financial Services segment.
•	New store pre-opening costs of $2 million, a decrease of $2 million over the six months ended June 2008.
•	Depreciation on new stores not open in the comparable period of 2008 of $1 million.

Direct Business Segment:
•	A net decrease in catalog and Internet related marketing costs of $8 million compared to the comparable period of 2008 primarily due to a managed reduction in catalog page count and lower circulation.
•	Lower marketing fees of $5 million received from the Financial Services segment.
•	A decrease of $1 million in employee compensation and benefits.

Financial Services:
•	A decrease of $8 million in the marketing fee paid by the Financial Services segment to the Retail segment ($3 million) and the Direct business segment ($5 million).
•	An increase in advertising and promotional costs of $2 million due to a reduction of incentives received, which was partially offset by fewer new accounts added in the last six months.
•	An increase in professional fees of $2 million due to higher amortization of fees related to recently completed securitizations and to increases in FDIC assessments and consulting fees.
•	An increase in postage costs of $1 million due to customer notice mailings completed in the second quarter of 2009.

Corporate Overhead, Distribution Centers, and Other:
•	A net decrease of $1 million in contract labor and equipment and software costs principally from efforts to control costs.
•	A decrease of $1 million in property taxes.

Impairment and Restructuring Charges

We recorded a $12 million pre-tax charge to earnings in the second quarter of 2009 related to asset impairment charges on certain land held for sale and related property and equipment.  We finalized plans on certain future retail store sites during the second quarter of 2009 and consequently evaluated the recoverability of related properties and improvements resulting in the recognition of these impairment charges.  In addition, during the three months ended March 2009 we evaluated the recoverability of certain property and equipment and recognized write-downs of $1 million related to these assets.

In our ongoing effort to control costs, we also announced a voluntary retirement plan in February 2009.  Retirement costs in addition to other severance and related benefits totaling $0.6 million were incurred in the three months ended March 2009.  All impairment and restructuring charges were recorded to the Corporate Overhead and Other segment for the three and six months ended June 2009.  No impairment and restructuring charges were recorded during the six months ended June 2008.

Operating Income

	Six Months Ended
	June 27, 2009	June 28, 2008	Increase (Decrease)	% Change
	(Dollars in Thousands)

Total operating income	$31,274	$35,938	$(4,664)	(13.0)%

Total operating income as a percentage of total revenue	2.9%	3.4%

Operating income by business segment:
Retail	$52,019	$49,345	2,674	5.4
Direct	62,003	59,855	2,148	3.6
Financial Services	23,989	21,967	2,022	9.2

Operating income as a percentage of segment revenue:
Retail	9.0%	9.3%
Direct	14.6	13.5
Financial Services	30.7	27.8

Operating income decreased $5 million, or 13.0%, for the six months ended June 2009 compared to the six months ended June 2008.  Operating income as a percentage of revenue also decreased to 2.9% for the six months ended June 2009 from 3.4% for the six months ended June 2008.  Operating income comparisons between periods are impacted by the challenging retail and macroeconomic environment.  The decrease in total operating income and total operating income as a percentage of total revenue was primarily due to asset impairment charges and retirement and severance benefits recorded during the six months ended June 2009, lower revenue from our Direct business segment, and lower merchandise gross margins partially offset by a decrease in catalog and Internet related marketing costs due to a managed reduction in catalog page count and lower circulation.

The marketing fee paid by the Financial Services segment to the Retail and Direct business segments decreased $8 million for the six months ended June 2009 compared to the six months ended June 2008 – a $5 million decrease to the Direct business segment and a $3 million decrease to the Retail segment.  This marketing fee was calculated based on the terms of the contractual arrangement and was consistently applied to both periods presented.  It is included in selling, distribution, and administrative expenses as an expense for the Financial Services segment and as a credit to expense for the Retail and Direct business segments.

Interest Expense, Net

Interest expense, net of interest income, decreased $3 million to $12 million for the six months ended June 2009 compared to the six months ended June 2008.  The net decrease in interest expense was primarily due to a lower average balance of debt outstanding from managed debt reduction and lower weighted average interest rates comparing the six months ended June 2009 to the six months ended June 2008.  During the six months ended June 2009, we capitalized interest totaling $0.2 million on qualifying fixed assets compared to $1.1 million for the six months ended June 2008.

Other Non-Operating Income, Net

Other income was $4 million for the six months ended June 2009 and 2008.  This income is primarily from the interest earned on our economic development bonds.

Provision for Income Taxes

Our effective tax rate was 38.3% for the six months ended June 2009 compared to 30.1% for the six months ended June 2008.  The effective tax rate for the six months ended June 2009 was higher than that of the comparable period in 2008 because of the recognition of amounts related to tax contingencies in the first quarter of 2009, as well as the corporate restructure completed effective April 1, 2008, and the release of valuation allowances relating to state net operating losses realized in the second quarter of 2008.  Refer to Note 8 herein of our condensed consolidated financial statements for additional information.    We expect our effective income tax rate to be in the range of 36% to 37% for fiscal year 2009.

Bank Asset Quality

Overview

We securitize a majority of our credit card loans. On a quarterly basis, we transfer eligible credit card loans into a securitization trust.  We are required to own at least a minimum twenty-day average of 5% of the interests in the securitization trust.  Our transferor’s interest totaled $131 million at the end of June 2009.  Accordingly, retained credit card loans have the same characteristics as credit card loans sold to outside investors.  Certain accounts are ineligible for securitization for reasons such as:  1) account delinquency, 2) they originated from sources other than Cabela's CLUB Visa credit cards, or 3) for various other reasons.  Loans ineligible for securitization totaled $10 million, $11 million, and $12 million at June 27, 2009, December 27, 2008, and June 28, 2008, respectively.

The quality of our managed credit card loan portfolio at any time reflects, among other factors:  1) the creditworthiness of cardholders, 2) general economic conditions, 3) the success of our account management and collection activities, and 4) the life-cycle stage of the portfolio.  During periods of economic weakness, delinquencies and net charge-offs are more likely to increase. We have mitigated periods of economic weakness by selecting a customer base that is very creditworthy.  The median FICO scores of our credit cardholders was 787 at the end of the second quarter of 2009 compared to 786 at the end of 2008. We believe that as our credit card accounts mature, they are less likely to result in a charge-off and less likely to be closed.

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

	June 27,	December 27,	June 28,
Number of days delinquent	2009	2008	2008

Greater than 30 days	1.81%	1.68%	1.08%
Greater than 60 days	1.08	0.97	0.66
Greater than 90 days	0.56	0.47	0.33

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

	Three Months Ended		Six Months Ended
	June 27, 2009	June 28, 2008	June 27, 2009	June 28, 2008
	(Dollars in Thousands)

Charge-offs	$32,013	$16,303	$60,847	$31,268
Recoveries	(2,596)	(2,437)	(5,015)	(5,012)
Net charge-offs	$29,417	$13,866	$55,832	$26,256
Net charge-offs as a percentage of average managed credit card loans	5.24%	2.76%	4.98%	2.64%

For the six months ended June 2009, net charge-offs as a percentage of average managed credit card loans increased to 4.98%, up 203 basis points compared to 2.95% for fiscal year 2008 and up 234 basis points compared to  the six months ended June 2008, principally because of the challenging macroeconomic environment. We believe our charge-off levels remain below industry averages.

Liquidity and Capital Resources

Overview

We believe that we will have sufficient capital available from cash on hand, our revolving credit facility, and other borrowing sources to fund our foreseeable cash requirements and near-term growth plans.  At June 27, 2009, December 27, 2008, and June 28, 2008, cash on a consolidated basis totaled $481 million, $410 million, and $88 million, respectively, of which $475 million, $402 million, and $83 million, respectively, was cash at our Financial Services business segment which will be utilized to meet this segment’s liquidity requirements.  We will continue to evaluate additional funding sources to determine the most cost effective source of funds for our Financial Services business segment.  These potential sources include, among others, certificates of deposit and securitizations.

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

Our unsecured $430 million revolving credit facility and unsecured senior notes contain certain financial covenants, including the maintenance of minimum debt coverage, a fixed-charge coverage ratio, a cash flow leverage ratio, and a minimum tangible net worth standard.  In the event that we failed to comply with these covenants and the failure to comply would go beyond 30 days, a default would trigger and all principal and outstanding interest would immediately be due and payable.  At June 27, 2009, we were in compliance with all financial covenants under our credit agreements and unsecured notes.  We anticipate that we will continue to be in compliance with all financial covenants under our credit agreements and unsecured notes through the next 12 months.

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

Financial Services Business Segment (World’s Foremost Bank or “WFB”) – The primary cash requirements of WFB relate to the financing of credit card loans.  These cash requirements will increase if our credit card originations increase or if our cardholders' balances or spending increase. WFB sources operating funds in the ordinary course of business through various financing activities, which includes funding obtained from securitization transactions, borrowing under its credit agreement or federal funds purchase agreements, obtaining brokered and non-brokered certificates of deposit, and generating cash from operations.  On April 14, 2009, a securitization transaction for $500 million was completed under the Term Asset-Backed Securities Loan Facility (“TALF”) established by the Federal Reserve Bank of New York.  This securitization transaction refinanced asset-backed notes that matured in 2009.  In addition, on June 5, 2009, WFB renewed and increased a $214 million variable funding facility to a $260 million variable funding facility that will mature on June 4, 2010.  We expect this additional liquidity source, cash on hand, and cash from the certificates of deposit market to provide adequate liquidity to WFB through the second quarter of 2010.  The certificates of deposit funding program of WFB has been suspended due to the availability of the TALF program currently replacing it as a source of liquidity.

In addition, our existing credit agreement limits the amount of capital we can contribute to WFB to $25 million in any fiscal year or $75 million in the aggregate.  In December 2008, we made a $25 million capital contribution to WFB through a convertible participating preferred stock investment.  WFB is prohibited by regulations from lending money to Cabela’s or other affiliates. WFB is subject to capital requirements imposed by Nebraska banking law and the Visa membership rules, and its ability to pay dividends is also limited by Nebraska and Federal banking law.  With the current disruptions in the credit markets, our Financial Services business, like many other financial institutions, has increased its funding from certificates of deposit.  With the increase in other financial institutions relying on the deposits market for liquidity and funding, competition in the deposits market may increase resulting in less funds available or at unattractive rates.  Our ability to issue certificates of deposit is reliant on our current regulatory capital levels.  WFB is classified as a “well capitalized” bank, the highest category under the regulatory framework for prompt corrective action.  If WFB were to be classified as an “adequately capitalized” bank, which is the next level category down from well capitalized, we would be required to obtain a waiver from the FDIC in order to continue to issue certificates of deposits.

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

We believe implementing the provisions of FASB Statements No. 166, Accounting for Transfers of Financial Assets, and No. 167, Amendments to FASB Interpretation No. 46(R), effective the beginning of fiscal year 2010, will result in the consolidation of WFB’s securitization trusts.  Consequently, we believe there will be a material impact on our total assets, total liabilities, retained earnings and other comprehensive income, and components of our Financial Services revenue.  We have evaluated the impact that the adoption of these standards will have on our compliance with the financial covenants in our credit agreements and unsecured notes and do not believe that these standards, if they were effective as of June 27, 2009, would have, after providing permitted notices to our lenders, caused us to be in breach of any financial covenants in our credit agreements and unsecured notes.  We can offer no assurances that the impact from the provisions of these standards will not cause us to breach financial covenants in our credit agreements and unsecured notes in the future.    With the consolidation of the assets and liabilities of the Trust on WFB’s balance sheet, under existing regulatory capital requirements, WFB’s required capital would be increased.  The effect of changes to regulatory capital requirements, if any, as a result of these standards is not known at this time and may cause us to reallocate capital from our Retail and Direct businesses to meet the capital needs of our Financial Services business, or require us to raise additional debt or equity capital, which in turn could significantly alter our growth initiatives.  Also, if WFB fails to satisfy the requirements for the well-capitalized classification under the regulatory framework for prompt corrective action, WFB’s ability to issue certificates of deposit could be affected.

Operating, Investing, and Financing Activities

The following table presents changes in our cash and cash equivalents for the periods presented:

	Six Months Ended
	June 27, 2009	June 28, 2008
	(In Thousands)
Net cash used in operating activities	$(46,753)	$(143,374)

Net cash used in investing activities	(98,522)	(81,635)

Net cash provided by financing activities	215,927	181,952

2009 versus 2008

Operating Activities – Cash used in operating activities decreased $97 million for the six months ended June 2009 compared to the six months ended June 2008. This net decrease in the use of cash comparing the respective periods was primarily due to a decrease in accounts payable and accrued expenses that decreased $51 million for the six months ended June 2009, compared to a reduction of $158 million for the six months ended June 2008, mostly due to the reduction in inventory.  In addition, current and deferred income taxes payable decreased $7 million for the six months ended June 2009, compared to a reduction of $41 million for the six months ended June 2008.  The improvements in cash used in operating activities were partially offset by inventory increasing $69 million for the six months ended June 2009, to a balance of $587 million, compared to inventory decreasing $23 million for the six months ended June 2008, to a balance of $631 million.

Investing Activities – Cash used in investing activities increased $17 million for the six months ended June 2009 compared to the six months ended June 2008. This net increase was primarily due to WFB retaining asset-backed securities totaling $75 million on April 14, 2009, from the $500 million Series 2009-I issuance of asset-backed notes and purchasing triple-A rated notes for $1.9 million in the secondary markets from previously issued series of the Trust.  WFB classified these notes as asset-backed available for sale securities which are recorded in the condensed consolidated balance sheet under the caption “retained interests in securitized loans, including asset-backed securities.”  This net increase was partially offset by lower expenditures related to the development and construction of new retail stores.  For the six months ended June 2009, cash paid for property and equipment additions totaled $29 million compared to $91 million for the six months ended June 2008.  We opened our Billings, Montana, retail store in May 2009 and two retail stores in 2008.  At June 27, 2009, we estimated remaining total capital expenditures, including the purchase of economic development bonds, to approximate $42 million relating to the development, construction, and completion of retail stores for fiscal 2009 and 2010.  We expect to fund these estimated capital expenditures with funds from operations.

Financing Activities – Cash provided by financing activities increased $34 million for the six months ended June 2009 compared to the six months ended June 2008. This net increase from financing activities was due to an increase of $98 million in time deposits for the six months ended June 2009, which WFB utilized to fund its credit card operations, compared to an increase of $41 million for the six months ended June 2008.  Partially offsetting this net increase was a net decrease of $18 million on the borrowing activities of our merchandising business and WFB operations.

The following table highlights the borrowing activities of our merchandising business and WFB for the periods presented:

	Six Months Ended
	June 27, 2009	June 28, 2008
	(In Thousands)

Borrowings on (repayment of) lines of credit and short-term debt, net	$113,533	$170,982
Borrowing on (repayment of) variable funding facility – WFB	-	(100,000)
Issuances of long-term debt, net of repayments	(147)	60,122
Total	$113,386	$131,104

The following table summarizes our availability under revolving credit facilities, excluding the facilities of WFB, at the end of June:

	Six Months Ended
	June 27, 2009	June 28, 2008
	(In Thousands)

Amounts available for borrowing under credit facilities (1)	$443,375	$445,000
Principal amounts outstanding	(144,835)	(228,083)
Outstanding letters of credit and standby letters of credit	(22,280)	(45,719)
Remaining borrowing capacity	$276,260	$171,198

(1)	Consists of our revolving credit facility of $430 million and $15 million CAD from the credit facility of our Canada operations.

In addition, WFB has total borrowing availability of $85 million under its agreements to borrow federal funds.  At the end of June 2009, the entire $85 million of borrowing capacity was available to WFB.

Our unsecured $430 million credit agreement requires us to comply with certain financial and other customary covenants, including 1) a fixed charge coverage ratio (as defined) of no less than 1.50 to 1.00 as of the last day of any quarter; 2) a cash flow leverage ratio (as defined) of no more than 3.00 to 1.00 as of the last day of any quarter; and 3) a minimum tangible net worth standard (as defined).  In addition, our unsecured senior notes contain various covenants and restrictions such as the maintenance of minimum debt coverage, net worth, and financial ratios. The significant financial ratios and net worth requirements in the long-term debt agreements are 1) a limitation of funded debt to be less than 60% of consolidated total capitalization; 2) cash flow fixed charge coverage ratio, as defined, of no less than 2.00 to 1.00 as of the last day of any quarter; and 3) a minimum consolidated adjusted net worth (as defined).  Also, the debt agreements contain cross default provisions to other outstanding credit facilities. In the event that we failed to comply with these covenants and the failure to comply would go beyond 30 days, a default would trigger and all principal and outstanding interest would immediately be due and payable.  At June 27, 2009, we were in compliance with all financial covenants under our credit agreements and unsecured notes.  We anticipate that we will continue to be in compliance with all financial covenants under our credit agreements and unsecured notes through the next 12 months.

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

After purchasing the bonds, we typically record them on our consolidated balance sheet classified as “available for sale” and value them based upon management’s projections of the amount of tax revenue expected to be generated to support principal and interest payments on the bonds.  Because of the unique features of each project, there is no independent market data for valuation of these types of bonds.  If sufficient tax revenue is not generated by the subject properties, we will not receive scheduled payments and will be unable to realize the full value of the bonds carried on our consolidated balance sheet.  At June 27, 2009, December 27, 2008, and June 28, 2008, economic development bonds totaled $116 million, $113 million, and $101 million, respectively.

Grants – We generally have received grant funding in exchange for commitments made by us to the state or local government providing the funding.  The commitments, such as assurance of agreed employment and wage levels at our retail stores or that the retail store will remain open, typically phase out over approximately five to ten years. If we fail to maintain the commitments during the applicable period, the funds we received may have to be repaid or other adverse consequences may arise, which could affect our cash flows and profitability.  At June 27, 2009, December 27, 2008, and June 28, 2008, the total amount of grant funding subject to a specific contractual remedy was $12 million, $11 million, and $8 million, respectively.

Securitization of Credit Card Loans

Our Financial Services business historically has funded most of its growth in credit card loans through an asset securitization program. We sell our credit card loans in the ordinary course of business through commercial paper conduit programs and longer-term fixed and floating rate securitization transactions.   In a conduit securitization, our credit card loans are converted into securities and sold to commercial paper issuers, which pool the securities with those of other issuers. The amount securitized in a conduit structure is allowed to fluctuate within the terms of the facility, which may provide greater flexibility for liquidity needs.

The total amounts and maturities for our credit card securitizations are as follows:

Series	Type	Total Available Capacity	Third Party Investor Available Capacity	Third Party Investor Oustanding	Interest Rate	Expected Maturity
	(Dollars in Thousands)

Series 2005-I	Term	$140,000	$140,000	$140,000	Fixed	October 2010
Series 2005-I	Term	110,000	109,500	109,500	Floating	October 2010
Series 2006-III	Term	250,000	250,000	250,000	Fixed	October 2011
Series 2006-III	Term	250,000	250,000	250,000	Floating	October 2011
Series 2008-I	Term	461,500	461,500	461,500	Fixed (1)	December 2010
Series 2008-I	Term	38,500	38,500	38,500	Floating	December 2010
Series 2008-IV	Term	122,500	122,500	122,500	Fixed	September 2011
Series 2008-IV	Term	77,500	75,900	75,900	Floating	September 2011
Series 2009-I	Term	75,000	-	-	Fixed	March 2012
Series 2009-I	Term	425,000	425,000	425,000	Floating	March 2012
Total term		1,950,000	1,872,900	1,872,900

Series 2006-I	Variable Funding	376,355	350,000	60,000	Floating	October 2009
Series 2008-III	Variable Funding	260,115	225,000	100,000	Floating	June 2010
Total variable		636,470	575,000	160,000
Total available		$2,586,470	$2,447,900	$2,032,900

(1)	The trust entered into an interest rate swap agreement to convert the floating rate notes with a notional amount of $229.85 million into a fixed rate obligation.

We have been, and will continue to be, particularly reliant on funding from securitization transactions for WFB. A failure to renew existing facilities or to add additional capacity on favorable terms as it becomes necessary could increase our financing costs and potentially limit our ability to grow the business of WFB. Unfavorable conditions in the asset-backed securities markets generally, including the unavailability of commercial bank liquidity support or credit enhancements, could have a similar effect. During 2008, WFB completed securitizations totaling $1.2 billion and renewed a $376 million variable funding facility.  On April 14, 2009, a securitization transaction for $500 million was completed under the TALF program established by the Federal Reserve Bank of New York.  This securitization transaction refinanced asset-backed notes that matured in 2009.  In addition, on June 5, 2009, WFB renewed and increased a $214 million variable funding facility to a $260 million variable funding facility that will mature on June 4, 2010.  We expect these additional liquidity sources, cash on hand, and cash from the certificates of deposit market to provide adequate liquidity to WFB through the second quarter of 2010.

If we were to experience further deterioration of WFB’s securitized credit card loans, including increased delinquencies and credit losses, lower payment rates, or a decrease in excess spreads below certain thresholds, the following could result: 1) a downgrade or withdrawal of the ratings on the outstanding securities issued in WFB’s securitization transactions, 2) early amortization of these securities, or 3) higher required credit enhancement levels.  On February 19, 2009, Moody's Investors Service announced that it had downgraded the ratings on 21 classes of asset-backed notes issued by the Trust.  The downgrade did not impact our ability to securitize loans under the TALF program as described above.  Furthermore, we do not believe that this downgrade will have a significant impact on the ability of our Financial Services business to complete other securitization transactions on acceptable terms or to access financing.

Certificates of Deposit

WFB utilizes brokered and non-brokered certificates of deposit to partially finance its operating activities.  WFB issues certificates of deposit in a minimum amount of one hundred thousand dollars in various maturities.   At June 27, 2009, WFB had $583 million of certificates of deposit outstanding with maturities ranging from July 2009 to April 2016 and with a weighted average effective annual fixed rate of 4.36%. This outstanding balance compares to $486 million and $202 million at December 27, 2008, and June 28, 2008, respectively, with weighted average effective annual fixed rates of 4.64% and 4.85%, respectively.

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

Credit Card Limits - WFB bears off-balance sheet risk in the normal course of its business. One form of this risk is through WFB’s commitment to extend credit to cardholders up to the maximum amount of their credit limits. The aggregate of such potential funding requirements totaled $13 billion above existing balances at the end of June 2009. These funding obligations are not included on our consolidated balance sheet.  While WFB has not experienced, and does not anticipate that it will experience, a significant draw down of unfunded credit lines by its cardholders, such an event would create a cash need at WFB which likely could not be met by our available cash and funding sources. WFB has the right to reduce or cancel these available lines of credit at any time.

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

The table below shows the mix of our credit card account balances at the periods ended:

	June 27,	December 27,	June 28,
	2009	2008	2008
As a percentage of total balances outstanding:
Balances carrying an interest rate based upon various interest rate indices	67.0%	66.1%	63.9%
Balances carrying an interest rate of 9.99%	1.8	1.9	2.2
Balances carrying an interest rate of 0.00%	0.9	1.3	0.4
Balances not carrying interest because their previous month's balance was paid in full	30.3	30.7	33.5
	100.0%	100.0%	100.0%

Charges on the credit cards issued by our Financial Services segment were priced at a margin over various defined lending rates, subject to certain interest rate floors.  No interest is charged if the account is paid in full within 20 days of the billing cycle, which represent 30.3% of total balances outstanding. Some of the zero percentage promotion expenses are passed through to the merchandise vendors for each specific promotion offered.

Management has performed several interest rate risk analyses to measure the effects of the timing of the repricing of our interest sensitive assets and liabilities. Based on these analyses, we believe that an immediate increase of 50 basis points, or 0.5%, in market rates for which our assets and liabilities are indexed would cause a pre-tax decrease to earnings of $1 million for our Financial Services segment over the next twelve months.

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

In connection with this quarterly report on Form 10-Q, our Chief Executive Officer and Chief Financial Officer evaluated, with the participation of our management, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on management’s evaluation, our Chief Executive Officer and Chief Financial Officer each concluded that our disclosure controls and procedures were effective at June 27, 2009.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended June 27, 2009, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.     Risk Factors.

There have been no material changes from the risk factors disclosed in the “Risk Factors” section of our Annual Report on Form 10-K for the fiscal year ended December 27, 2008, except that the risk factor titled “Proposed amendments to accounting standards could require us to consolidate previous and future securitization transactions, which could materially adversely affect our financial condition and cause us to reallocate capital from our Retail and Direct businesses to meet the capital needs of our Financial Services business” shall be deleted in its entirety and the following new risk factors shall be added.

Recently adopted amendments to accounting standards will require us to consolidate previous and future securitization transactions, which will have a significant impact on our consolidated financial statements, and could cause us to reallocate capital from our Retail and Direct businesses to meet the capital needs of our Financial Services business.

In June 2009, the Financial Accounting Standards Board issued FAS No. 166, Accounting for Transfers of Financial Assets, and FAS No. 167, Amendments to FASB Interpretation No. 46(R) which significantly change the accounting for transfers of financial assets and the criteria for determining whether to consolidate a variable interest entity (“VIE”).  FAS No. 166 eliminates the qualifying special purpose entity (“QSPE”) concept, establishes conditions for reporting a transfer of a portion of a financial asset as a sale, clarifies the financial-asset derecognition criteria, revises how interests retained by the transferor in a sale of financial assets initially are measured, and removes the guaranteed mortgage securitization recharacterization provisions.  FAS No. 167 requires reporting entities to evaluate former QSPEs for consolidation, changes the approach to determining a VIE’s primary beneficiary from a mainly quantitative assessment to an exclusively qualitative assessment designed to identify a controlling financial interest, and increases the frequency of required reassessments to determine whether a company is the primary beneficiary of a VIE.  We have evaluated the provisions of these two statements and believe that their application will result in the consolidation of the Cabela’s Master Credit Card Trust and related entities (collectively referred to as the “Trust”)     For example, if the Trust was consolidated using the carrying amounts of Trust assets and liabilities as of June 27, 2009, total assets would increase approximately $1.9 billion, total liabilities would increase approximately $2 billion, and approximately $100 million, after tax, would be recorded as a decrease to retained earnings and other comprehensive income.  These standards will be effective for us at the beginning of our 2010 fiscal year.

We have evaluated the impact that the adoption of these standards will have on our compliance with the financial covenants in our credit agreements and unsecured notes and do not believe that these standards, if they were effective as of June 27, 2009, would have, after providing permitted notices to our lenders, caused us to be in breach of any financial covenants in our credit agreements and unsecured notes.  We can offer no assurances that the impact from the provisions of these standards will not cause us to breach financial covenants in our credit agreements and unsecured notes in the future.    With the consolidation of the assets and liabilities of the Trust on WFB’s balance sheet, under existing regulatory capital requirements, WFB’s required capital would be increased.  The effect of changes to regulatory capital requirements, if any, as a result of these standards is not known at this time and may cause us to reallocate capital from our Retail and Direct businesses to meet the capital needs of our Financial Services business, or require us to raise additional debt or equity capital, which in turn could significantly alter our growth initiatives.

The Credit Card Accountability Responsibility and Disclosure Act of 2009 may impact the practices of our Financial Services business and could have a material adverse effect on our results of operations.

The Credit Card Accountability Responsibility and Disclosure Act of 2009 (the “CARD Act”) requires our Financial Services business to change some of its current practices. The CARD Act will restrict our ability to increase interest rates on existing credit card balances, charge over-limit fees, and charge fees for making a payment.  The CARD Act provisions also further define acceptable due dates, payment allocations, disclosure requirements, and “reasonable” fees.  Most of the requirements of the CARD Act will become effective in February 2010, but several provisions will be effective on August 20, 2009.

Our Financial Services business is evaluating the effects of the CARD Act on its existing practices, cardholder agreements, annual percentage rates, and revenue. The full impact of the CARD Act on our Financial Services business is unknown at this time as the rules for several of the provisions have not been promulgated by the Federal Reserve, service providers need to implement operational changes, and the full impact on consumer behavior and the actions of our competitors is unknown. Compliance with the CARD Act provisions could result in reduced interest income and other fee income.  WFB issued a change in terms effective July 2009 to lessen the effects of the CARD Act. If we are not able to lessen the impact of the changes required by the CARD Act, the changes may have a material adverse effect on our results of operations.

Proposed financial system reforms could, if adopted as proposed, require us to divest our Financial Services business, which may materially adversely affect our business and results of operation.

Currently, our bank subsidiary does not qualify as a “bank” under the Bank Holding Company Act of 1956, as amended (“BHCA”) because it is in compliance with a credit card bank exemption from the BHCA.  On June 17, 2009, the Treasury Department released its white paper for reform of the financial system that, among its many proposed changes, would eliminate the ability of a credit card bank such as our bank subsidiary to be owned by a nonbanking entity.  Due to the complexity and controversial nature of the proposed reform, modifications are likely and the final legislation, if any, may differ significantly from the Treasury Department’s proposal.  If the currently proposed reforms were adopted, we would no longer be allowed to own our bank subsidiary, unless we were willing and able to become a bank holding company under the BHCA.  The adoption of the proposal to eliminate the credit card bank exemption from the BHCA could force us to divest our Financial Services business.  Any such forced divestiture may materially adversely affect our business and results of operation.

Item 2.                 Unregistered Sales of Equity Securities and Use of Proceeds.

Not applicable.

Item 3.                 Defaults Upon Senior Securities.

Not applicable.

Item 4.                 Submission of Matters to a Vote of Security Holders.

The Annual Meeting of Shareholders of Cabela’s Incorporated was held on May 12, 2009.  The matters voted upon at the meeting and the votes cast with respect to such matters were as follows:

1.	Election of nine directors.

	FOR	WITHHELD
Theodore M. Armstrong	61,643,510	1,793,089
Richard N. Cabela	62,517,264	919,335
James W. Cabela	61,733,020	1,703,579
John H. Edmondson	61,655,574	1,781,025
John Gottschalk	62,591,442	845,157
Dennis Highby	62,488,751	947,848
Rueben Mark	53,243,942	10,192,657
Michael R. McCarthy	53,457,255	9,979,344
Thomas L. Millner	62,204,302	1,232,297

2.	Approval of amendments to the Company’s 2004 Stock Plan to, among other things, increase the number of shares authorized for issuance.

FOR	AGAINST	ABSTAIN	BROKER NON-VOTES
42,185,058	11,927,929	83,718	9,239,894

3.	Ratification of the appointment of Deloitte & Touche LLP as the Company’s independent registered public accounting firm for fiscal 2009.

FOR	AGAINST	ABSTAIN	BROKER NON-VOTES
61,960,509	583,040	893,050	0

Item 5.                 Other Information.

Not applicable.

Item 6.                 Exhibits.

(a)                      Exhibits.

Exhibit Number	Description

10
Cabela’s Incorporated 2004 Stock Plan (as amended and restated effective May 12, 2009) (incorporated by reference from Exhibit 10 of our Current Report on Form 8-K, filed on May 19, 2009, File No. 001-32227)

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

CABELA'S INCORPORATED

Dated: July 31, 2009	By:	/s/ Thomas L. Millner
Thomas L. Millner
President and Chief Executive Officer

Dated: July 31, 2009	By:	/s/ Ralph W. Castner
Ralph W. Castner
Vice President and Chief Financial Officer

Exhibit Index

Exhibit Number	Description

10
Cabela’s Incorporated 2004 Stock Plan (as amended and restated effective May 12, 2009) (incorporated by reference from Exhibit 10 of our Current Report on Form 8-K, filed on May 19, 2009, File No. 001-32227)

31.1	Certification of CEO Pursuant to Rule 13a-14(a) under the Exchange Act

31.2	Certification of CFO Pursuant to Rule 13a-14(a) under the Exchange Act

32	Certifications Pursuant to 18 U.S.C. Section 1350