Form 10-Q
period 2009-09-26
CABELAS INC
filed 2009-10-28
CIK 1267130

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 26, 2009
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

Common stock, $0.01 par value:  67,217,040 shares as of October 22, 2009.

CABELA’S INCORPORATED

FORM 10-Q
QUARTERLY PERIOD ENDED SEPTEMBER 26, 2009

PART I - FINANCIAL INFORMATION
Item 1.       Financial Statements
CABELA’S INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Dollars in Thousands Except Earnings Per Share)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 26,	September 27,	September 26,	September 27,
	2009	2008	2009	2008
Revenue:
Merchandise sales	$574,182	$569,202	$1,576,205	$1,540,753
Financial services revenue	48,186	41,896	126,209	120,857
Other revenue	1,928	702	10,658	11,681
Total revenue	624,296	611,800	1,713,072	1,673,291

Total cost of revenue (exclusive of depreciation and amortization)	386,034	376,057	1,038,408	1,006,245
Selling, distribution, and administrative expenses	205,728	214,898	597,486	610,263
Impairment and restructuring charges	613	-	13,983	-
Operating income	31,921	20,845	63,195	56,783

Interest expense, net	(5,579)	(7,510)	(17,467)	(22,399)
Other non-operating income, net	2,577	1,616	6,277	5,230
Income before provision for income taxes	28,919	14,951	52,005	39,614
Provision for income taxes	10,153	5,229	18,988	12,657

Net income	$18,766	$9,722	$33,017	$26,957

Basic net income per share	$0.28	$0.15	$0.49	$0.41
Diluted net income per share	$0.28	$0.15	$0.49	$0.40

Basic weighted average shares outstanding	67,160,952	66,648,175	66,923,206	66,261,993
Diluted weighted average shares outstanding	67,957,020	67,051,493	67,251,037	67,105,399

Refer to notes to unaudited condensed consolidated financial statements.

CABELA’S INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands Except Par Values)
(Unaudited)

ASSETS	September 26,	December 27,	September 27,
	2009	2008	2008
CURRENT
Cash and cash equivalents	$418,083	$410,104	$207,282
Accounts receivable, net of allowance for doubtful accounts of $3,505, $556 and $1,738	20,973	45,788	31,269
Credit card loans, net of allowances of $1,202, $1,507 and $1,373	153,347	167,226	134,891
Inventories	572,194	517,657	649,155
Prepaid expenses and other current assets	159,631	133,439	153,590
Income taxes receivable	8,217	-	2,786
Total current assets	1,332,445	1,274,214	1,178,973
Property and equipment, net	848,600	881,080	905,961
Land held for sale or development	37,863	39,318	36,539
Retained interests in securitized loans, including asset-backed securities	145,888	61,605	43,170
Economic development bonds	119,974	112,585	101,583
Other assets	26,088	27,264	32,260
Total assets	$2,510,858	$2,396,066	$2,298,486

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT
Accounts payable, including unpresented checks of $33,941, $28,217 and $20,753	$203,561	$189,766	$210,208
Gift instruments, and credit card and loyalty rewards programs	160,772	184,834	168,194
Accrued expenses	112,908	123,296	104,229
Time deposits	155,119	178,817	122,261
Current maturities of long-term debt	12,048	695	26,579
Income taxes payable	-	11,689	-
Deferred income taxes	32,268	11,707	13,496
Total current liabilities	676,676	700,804	644,967
Long-term debt, less current maturities	373,991	379,336	560,908
Long-term time deposits	388,125	307,382	142,928
Deferred income taxes	43,475	38,707	26,993
Other long-term liabilities	62,268	56,132	56,648

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Preferred stock, $0.01 par value; Authorized -- 10,000,000 shares; Issued – none	-	-	-
Common stock, $0.01 par value:
Class A Voting, Authorized – 245,000,000 shares; Issued – 67,209,700, 66,833,984, and 66,669,314 shares	672	668	667
Class B Non-voting, Authorized – 245,000,000 shares; Issued – none	-	-	-
Additional paid-in capital	282,051	271,958	269,804
Retained earnings	680,693	647,676	598,229
Accumulated other comprehensive income (loss)	2,907	(6,597)	(2,658)
Total stockholders’ equity	966,323	913,705	866,042
Total liabilities and stockholders’ equity	$2,510,858	$2,396,066	$2,298,486

Refer to notes to unaudited condensed consolidated financial statements.

CABELA’S INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(Unaudited)
	Nine Months Ended
	September 26,	September 27,
CASH FLOWS FROM OPERATING ACTIVITIES:	2009	2008
Net income	$33,017	$26,957
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	52,948	48,186
Impairment and restructuring charges	13,377	-
Stock based compensation	6,707	5,253
Deferred income taxes	(1,136)	(5,195)
Other, net	3,721	(2,019)
Change in operating assets and liabilities:
Accounts receivable	22,833	13,181
Credit card loans held for sale, net	65,039	(116,612)
Securitization of credit card loans, net	(52,688)	170,069
Retained interests in securitized loans (including asset-backed trading securities)	(10,770)	2,607
Inventories	(62,010)	(40,995)
Prepaid expenses and other current assets	(27,165)	(33,303)
Land held for sale or development	(440)	1,478
Accounts payable and accrued expenses	3,594	(70,962)
Gift instruments, and credit card and loyalty rewards programs	(24,062)	(16,063)
Other long-term liabilities	576	22,565
Income taxes receivable	602	(38,036)
Net cash derived from (used in) operating activities	24,143	(32,889)

CASH FLOWS FROM INVESTING ACTIVITIES:
Property and equipment additions	(38,043)	(104,087)
Proceeds from dispositions of property and equipment	11,913	-
Proceeds from retirements and maturities of economic development bonds	1,904	5,893
Purchases of asset-backed available for sale securities classified with retained interests in securitized loans	(76,924)	-
Change in credit card loans receivable, net	897	2,668
Other investing changes, net	8,154	3,193
Net cash used in investing activities	(92,099)	(92,333)

CASH FLOWS FROM FINANCING ACTIVITIES:
Change in unpresented checks net of bank balance	5,723	9,413
Change in time deposits, net	58,356	104,598
Changes in short-term borrowings of financial services subsidiary	-	(100,000)
Borrowings on revolving credit facilities and inventory financing	558,547	634,331
Repayments on revolving credit facilities and inventory financing	(549,981)	(489,706)
Issuances of long-term debt	-	61,200
Payments on long-term debt	(214)	(26,526)
Exercise of employee stock options and employee stock purchase plan issuances, net	3,351	7,623
Other financing changes, net	153	389
Net cash provided by financing activities	75,935	201,322

Net change in cash and cash equivalents	7,979	76,100
Cash and cash equivalents, at beginning of period	410,104	131,182
Cash and cash equivalents, at end of period	$418,083	$207,282

Refer to notes to unaudited condensed consolidated financial statements.

CABELA’S INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands Except Share and Per Share Amounts)
(Unaudited)

1.   MANAGEMENT REPRESENTATIONS

The condensed consolidated financial statements included herein are unaudited and have been prepared by Cabela’s Incorporated and its wholly-owned subsidiaries (“Cabela’s,” “Company,” “we,” “our,” or “us”) pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. Our condensed consolidated balance sheet as of December 27, 2008, was derived from the Company’s audited consolidated balance sheet as of that date. All other condensed consolidated financial statements contained herein are unaudited and reflect all adjustments which are, in the opinion of management, necessary to summarize fairly our financial position and results of operations and cash flows for the periods presented. All of these adjustments are of a normal recurring nature. All material intercompany balances and transactions have been eliminated in consolidation. Because of the seasonal nature of our operations, results of operations of any single reporting period should not be considered indicative of results for a full year. These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the fiscal year ended December 27, 2008.

We have evaluated subsequent events through October 28, 2009, the filing date of this Form 10-Q.  We have determined that there were no subsequent events to recognize or disclose in the condensed consolidated financial statements presented herein.

Reporting Periods - Unless otherwise stated, the fiscal periods referred to in the notes to these condensed consolidated financial statements are the 13 weeks ended September 26, 2009 (the “three months ended September 2009”), the 13 weeks ended September 27, 2008 (the “three months ended September 2008”), the 39 weeks ended September 26, 2009 (the “nine months ended September 2009”), the 39 weeks ended September 27, 2008 (the “nine months ended September 2008”), and the 52 weeks ended December 27, 2008 (the “year ended 2008”).

2.   CREDIT CARD LOANS AND SECURITIZATION

The Company’s wholly-owned bank subsidiary, World’s Foremost Bank (“WFB”), has established the Cabela’s Master Credit Card Trust and related entities (collectively referred to as the “Trust”) for the purpose of routinely selling and securitizing credit card loans and issuing beneficial interest to investors.  The Trust issues variable funding facilities and long-term notes each of which has an undivided interest in the assets of the Trust. Variable rate notes are priced at a benchmark rate plus a spread.  Fixed rate notes are priced on a swap rate plus a spread.  At September 26, 2009, the Trust had five term series outstanding totaling $1,950,000 and two variable funding facilities with $671,880 in available capacity and $252,941 outstanding.  WFB maintains responsibility for servicing the securitized loans and receives a servicing fee based on the average outstanding loans in the Trust.  Servicing fees are paid monthly and reflected in other non-interest income in Financial Services revenue.  The Trust is not a subsidiary of WFB or Cabela’s and is therefore excluded from the condensed consolidated financial statements in accordance with generally accepted accounting principles (“GAAP”).  These securitizations qualify as sales under GAAP and accordingly are not treated as debt on the condensed consolidated financial statements.  Accordingly, the credit card loans receivable equal to the investor interest is also excluded from the condensed consolidated financial statements.

As contractually required, WFB establishes certain cash accounts to be used as collateral for the benefit of investors. The balances in the cash accounts with the trustee were $8,000 and $6,090 at December 27, 2008, and September 27, 2008, respectively. There were no amounts in the cash accounts at September 26, 2009, and none were required.  In addition, WFB owns asset-backed securities from some of its securitizations, which are subordinated to other notes issued.

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

On April 4, 2009, WFB purchased triple-A rated notes with a par value of $2,100 at a discount in the secondary markets from previously issued series of the Trust.  These notes are classified as asset-backed available for sale securities.  On June 5, 2009, WFB renewed and increased a $213,904 variable funding facility to a $260,115 variable funding facility that will mature in June 2010.  In addition, on September 15, 2009, WFB renewed and increased a $376,355 variable funding facility to a $411,765 variable funding facility that will mature in September 2010.

WFB’s retained interest, including asset-backed securities, and related receivables are comprised of the following at:

	September 26,	December 27,	September 27,
	2009	2008	2008
Asset-backed trading securities	$37,941	$31,584	$15,087
Asset-backed available for sale securities (amortized cost of $76,963)	81,512	-	-
Interest-only strip, cash reserve accounts, and cash accounts	26,435	30,021	28,083
Transferor’s interest	146,796	143,411	122,047
Other assets - accrued interest receivable and amounts due from the Trust	40,425	32,379	28,505
Total	$333,109	$237,395	$193,722

WFB’s retained interests are subject to credit, payment, and interest rate risks on the transferred credit card receivables. To protect investors, the securitization structures include certain features that could result in earlier-than-expected repayment of the securities, which could cause WFB to sustain a loss of one or more of its retained interests and could prompt the need for WFB to seek alternative sources of funding. The primary investor protection feature relates to the availability and adequacy of cash flows in the securitized pool of receivables to meet contractual requirements, the insufficiency of which triggers early repayment of the securities. WFB refers to this as the “early amortization” feature. Investors are allocated cash flows derived from activities related to the accounts comprising the securitized pool of receivables, the amounts of which reflect finance charges collected, certain fee assessments collected, allocations of interchange, and recoveries on charged off accounts. From these cash flows, investors are reimbursed for charge-offs occurring within the securitized pool of receivables and receive a contractual rate of return and WFB is paid a servicing fee as servicer. Any cash flows remaining in excess of these requirements are paid to WFB and recorded as excess spread, included in securitization income. An excess spread of less than 0% for a contractually specified period, generally a three-month average, would trigger an early amortization event. Once the excess spread falls below 0%, the receivables that would have been subsequently purchased by the Trust from WFB will instead continue to be recognized on the consolidated balance sheet since the cash flows generated in the Trust would be used to repay principal to investors. Such an event could result in WFB incurring losses related to its retained interests, including amounts due from the Trust, investments in asset-backed securities, interest-only strip receivables, cash reserve account, cash accounts and accrued interest receivable. The investors have no recourse to WFB’s other assets for failure of debtors to pay other than for breaches of certain customary representations, warranties, and covenants.  These representations, warranties, covenants, and the related indemnities, do not protect the Trust or the outside investors against credit-related losses on the loans.

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

Credit card loans performed within established guidelines and no events which could trigger an “early amortization” occurred during the nine months ended September 2009 and 2008, and the year ended 2008.

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

The table below presents quantitative information about delinquencies, net charge-offs, and components of managed credit card loans, including securitized loans:

	September 26,	December 27,	September 27,
	2009	2008	2008
Credit card loans held for sale (including gross transferor’s interest of $146,796, $143,411, and $122,047)	$144,950	$157,301	$124,802
Credit card loans receivable, net of allowances of $1,202, $1,507 and $1,373	8,397	9,925	10,089
Total	$153,347	$167,226	$134,891

Composition of credit card loans at period end:
Loans serviced	$2,363,328	$2,347,223	$2,175,232
Loans securitized and sold to outside investors	(2,087,900)	(2,142,688)	(2,020,069)
Securitized loans with securities owned by WFB at par which are classified as asset-backed securities in retained interests on securitized loans	(115,041)	(31,584)	(15,087)
	160,387	172,951	140,076
Less adjustments to valuations and allowances	(7,040)	(5,725)	(5,185)
Total (including gross transferor’s interest of $146,796, $143,411, and $122,047)	$153,347	$167,226	$134,891

Delinquent loans including finance charges and fees at period end:
Managed credit card loans:
30-89 days	$31,957	$28,712	$21,831
90 days or more and still accruing	13,362	11,145	7,872
Securitized credit card loans including transferor’s interest:
30-89 days	31,552	28,148	21,336
90 days or more and still accruing	13,208	10,761	7,598

CABELA’S INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands Except Share and Per Share Amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 26,	September 27,	September 26,	September 27,
	2009	2008	2009	2008
Total net charge-offs including finance charges and fees for the periods ended:
Managed credit card loans	$29,383	$15,682	$85,215	$41,938
Securitized credit card loans including transferor’s interest	28,764	15,357	83,346	41,024

Annual average credit card loans including finance charges and fees:
Managed credit card loans	2,340,079	2,153,089	2,274,715	2,043,142
Securitized credit card loans including transferor’s interest	2,313,537	2,120,536	2,245,639	2,008,609

Total net charge-offs as a percentage of annual average loans:
Managed credit card loans	5.02%	2.91%	4.99%	2.74%
Securitized credit card loans including transferor’s interest	4.97%	2.90%	4.95%	2.72%

3.   SECURITIES

Economic development bonds and asset-backed available for sale securities consisted of the following for the periods ended:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
At September 26, 2009:
Available for sale securities:
Economic development bonds	$119,583	$3,023	$(2,632)	$119,974
Asset-backed securities	76,963	4,549	-	81,512
	$196,546	$7,572	$(2,632)	$201,486

At December 27, 2008:
Available for sale securities:
Economic development bonds	$122,501	$35	$(9,951)	$112,585

At September 27, 2008:
Available for sale securities:
Economic development bonds	$102,111	$729	$(4,860)	$97,980

Held to maturity securities:
Economic development bonds	$3,603	$-	$-	$3,603

CABELA’S INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands Except Share and Per Share Amounts)
(Unaudited)

The carrying value and fair value of economic development bonds and asset-backed available for sale securities by contractual maturity at September 26, 2009, were as follows:

	Available-for-Sale
	Amortized	Fair
	Cost	Value
For the three months ended January 2, 2010	$1,099	$1,172
For the fiscal years ended:
2010	2,258	2,384
2011	3,413	3,709
2012	77,868	82,281
2013	3,100	3,195
Thereafter	108,808	108,745

	$196,546	$201,486

At the end of September 2009 and 2008, none of the securities with a fair value below carrying value were deemed to have an other than temporary impairment.  At the end of December 2008, the fair value of certain economic development bonds were determined to be below carrying value, with the decline in fair value deemed to be other than temporary. These fair value adjustments totaling $1,280 reduced the carrying value of the economic development bond portfolio at the end of December 2008.

4.    SHORT-TERM BORROWINGS OF FINANCIAL SERVICES SUBSIDIARY

WFB had a $25,000 variable funding facility credit agreement that was secured by a participation interest in the transferor’s interest of the Trust.  On May 28, 2009, this credit agreement was terminated.  During the nine months ended September 2009, there were no borrowings under the credit agreement.

WFB has unsecured federal funds purchase agreements with two financial institutions.  The maximum amount that can be borrowed is $85,000. There were no amounts outstanding at September 26, 2009, December 27, 2008, or September 27, 2008.  During the nine months ended September 2009 and 2008, the average balance outstanding was $203 and $34,428 with a weighted average rate of 0.21% and 2.90%, respectively.

5.   LONG-TERM DEBT AND CAPITAL LEASES

Long-term debt, including revolving credit facilities and capital leases, consisted of the following at the periods ended:

	September 26,	December 27,	September 27,
	2009	2008	2008
Unsecured revolving credit facility of $430,000 expiring June 30, 2012, with interest at 1.43% at September 26, 2009	$28,617	$20,000	$198,712
Unsecured notes payable due 2016 with interest at 5.99%	215,000	215,000	215,000
Unsecured senior notes payable due 2017 with interest at 6.08%	60,000	60,000	60,000
Unsecured senior notes due 2012-2018 with interest at 7.20%	57,000	57,000	57,000
Unsecured revolving credit facility of $15,000 CAD expiring June 30, 2010, with interest at 1.74% at September 26, 2009	11,818	6,465	8,831
Unsecured senior notes repaid in 2008	-	-	25,000
Capital lease obligations payable through 2036	13,604	13,665	13,623
Other long-term debt	-	7,901	9,321
Total debt	386,039	380,031	587,487
Less current portion of debt	(12,048)	(695)	(26,579)

Long-term debt, less current maturities	$373,991	$379,336	$560,908

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

During the nine months ending September 2009 and 2008, the average principal balance outstanding on the revolving credit facility was $109,234 and $187,270, respectively, and the weighted average interest rate was 1.71% and 3.81%, respectively.  Letters of credit and standby letters of credit totaling $19,973 and $26,709 were outstanding at September 26, 2009, and September 27, 2008, respectively. The average outstanding amount of total letters of credit during the nine months ended September 2009 and 2008 was $12,431 and $39,922, respectively.

We have financing agreements that allow certain boat and all-terrain vehicle merchandise vendors to give us extended payment terms.   The vendors are responsible for all interest payments, with certain exceptions, for the financing period and the financing company holds a security interest in the specific inventory held by Cabela’s.  We record this merchandise in inventory.  Our revolving credit facility limits this security interest to $50,000.  The extended payment terms to the vendor do not exceed one year.  The outstanding liability, included in accounts payable, was $671, $5,162, and $4,008 at September 26, 2009, December 27, 2008, and September 27, 2008, respectively.

At September 26, 2009, we were in compliance with all financial covenants under our credit agreements and unsecured notes.

6.   IMPAIRMENT AND RESTRUCTURING CHARGES

We evaluated the recoverability of certain property and equipment and recognized write-downs related to these assets totaling $613 and $1,685 during the three and nine months ended September 2009.  We also finalized plans on certain future retail store sites during the second quarter of 2009 and consequently evaluated the recoverability of related properties and improvements resulting in the recognition of write-downs related to these assets.  In accordance with the provisions of Financial Accounting Standards Board (“FASB”), Accounting Standards Codification (“ASC”) Topic 360, Property, Plant, and Equipment, certain land held for sale and properties and improvements with a net carrying amount of $31,692 were written down to a fair value of $20,000, resulting in an impairment charge of $11,692 recognized in earnings for the nine months ended September 2009.  Economic trends could change undiscounted cash flows in future periods which could trigger possible future write downs.

In our ongoing effort to control costs, we implemented a voluntary retirement plan in February 2009.  Retirement costs in addition to other severance and related benefits totaling $606 were incurred under this plan during the three months ended March 2009.

Impairment and restructuring charges were classified as follows for the periods presented:

	Three Months Ended		Nine Months Ended
	September 26,	September 27,	September 26,	September 27,
	2009	2008	2009	2008
Impariment losses on:
Land held for sale	$-	$-	$10,160	$-
Property and equipment	613	-	3,217	-
Restructuring charges:
Severance and related benefits	-	-	606	-

	$613	$-	$13,983	$-

CABELA’S INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands Except Share and Per Share Amounts)
(Unaudited)

7.   INTEREST EXPENSE, NET

Interest expense, net of interest income, consisted of the following for the periods presented.

	Three Months Ended		Nine Months Ended
	September 26,	September 27,	September 26,	September 27,
	2009	2008	2009	2008
Interest expense	$(5,611)	$(7,980)	$(17,786)	$(23,978)
Capitalized interest	28	458	222	1,537
Interest income	4	12	97	42

	$(5,579)	$(7,510)	$(17,467)	$(22,399)

8.   INCOME TAXES

In August 2009 we completed a restructure of our international operations to more effectively streamline our supply chain.  As a result of the restructuring, we realized a reduction of income taxes of $636 during the three months ended September 26, 2009.

Effective April 1, 2008, we completed a legal entity restructuring by merging certain subsidiaries resulting in the major selling channels (catalog, Internet, and retail) residing in a single legal entity.  State net operating losses were partially utilized in 2008 pursuant to this restructuring.  Prior to the restructuring, state net operating losses were being carried forward, and an offsetting valuation allowance was recorded.

A reconciliation of the statutory federal tax rate to the effective income tax rate is as follows for the periods presented.

	Three Months Ended		Nine Months Ended
	September 26,	September 27,	September 26,	September 27,
	2009	2008	2009	2008
Statutory federal rate	35.0%	35.0%	35.0%	35.0%
State income taxes, net of federal tax benefit	1.8	1.6	1.8	1.6
International tax restructure	(2.4)	-	(1.3)	-
State net operating losses valuation allowance release	-	-	-	(2.3)
Change in state deferred tax rates	-	-	-	(1.0)
Change in tax liabilities	-	-	-	(0.8)
Other nondeductible items	0.1	-	0.1	-
Change in unrecognized tax benefits	1.1	-	1.3	-
Other, net	(0.5)	(1.6)	(0.4)	(0.5)
	35.1%	35.0%	36.5%	32.0%

CABELA’S INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands Except Share and Per Share Amounts)
(Unaudited)

9.   COMMITMENTS AND CONTINGENCIES

We lease various buildings, computer equipment, and storage space under operating leases which expire on various dates through April 2033.  Rent expense on these leases as well as other month to month rentals was $2,961 and $6,880 for the three and nine months ended September 2009, respectively, and $2,336 and $6,432 for the three and nine months ended September 2008, respectively. The following is a schedule of future minimum rental payments under operating leases at September 26, 2009:

For the three months ended January 2, 2010	$1,873
For the fiscal years ended:
2010	5,643
2011	5,013
2012	4,365
2013	4,262
Thereafter	70,961

$92,117

We have entered into certain lease agreements for retail store locations.  We expect to receive tenant allowances under these leases approximating $10,024 in 2009 and 2010.   We received tenant allowances under these leases totaling $3,403 during the three and nine months ended September 2009.  We received $21,977 in tenant allowances during the nine months ended September 2008.  Certain leases require us to pay contingent rental amounts based on a percentage of sales, in addition to real estates taxes, insurance, maintenance, and other operating expenses associated with the leased premises. These leases have terms which include renewal options ranging from 10 to 70 years.

We have entered into real estate purchase, construction, and/or economic development agreements for various new retail store site locations.  At September 26, 2009, we had total cash commitments of approximately $53,000 for the remainder of 2009 and 2010 for projected retail store-related expenditures and the purchase of future economic development bonds connected with the development, construction, and completion of new retail stores. This commitment does not include amounts associated with retail store locations where we have not completed negotiations.

Under various grant programs, state or local governments provide funding for certain costs associated with developing and opening a new retail store. We generally receive grant funding in exchange for commitments, such as assurance of agreed employment and wage levels at the retail store or that the retail store will remain open, made by us to the state or local government providing the funding. The commitments typically phase out over five to 10 years. If we fail to maintain the commitments during the applicable period, the funds received may have to be repaid or other adverse consequences may arise, which could affect our cash flows and profitability.  At September 26, 2009, December 27, 2008, and September 27, 2008, the total amount of grant funding subject to specific contractual remedies was $11,589, $11,322, and $5,309, respectively.

In April 2007, we began an open account document instructions program providing for Company-issued letters of credit.  Obligations to pay participating vendors totaled $32,818, $35,622, and $45,378 at September 26, 2009, December 27, 2008, and September 27, 2008, respectively.

CABELA’S INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands Except Share and Per Share Amounts)
(Unaudited)

WFB enters into financial instruments with off balance sheet risk in the normal course of business through the origination of unsecured credit card loans. Unsecured credit card accounts are commitments to extend credit and totaled $12,896,000, $12,886,000, and $12,668,000 at September 26, 2009, December 27, 2008, and September 27, 2008, respectively. These commitments are in addition to any current outstanding balances of a cardholder. Unsecured credit card loans involve, to varying degrees, elements of credit risk in excess of the amount recognized in the condensed consolidated balance sheets. The principal amounts of these instruments reflect WFB’s maximum related exposure. WFB has not experienced and does not anticipate that all customers will exercise the entire available line of credit at any given point in time. WFB has the right to reduce or cancel the available lines of credit at any time.

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

10.           STOCK AWARD PLANS

We recognized share-based compensation expense of $2,422 and $6,707 for the three and nine months ended September 2009, respectively, and $2,122 and $5,194 for the three and nine months ended September 2008, respectively.  Compensation expense related to our share-based payment awards is recognized in selling, distribution, and administrative expenses in the condensed consolidated statements of income. At September 26, 2009, the total unrecognized deferred share-based compensation balance for all equity awards issued, net of expected forfeitures, was approximately $9,448, net of tax, which is expected to be amortized over a weighted average period of 2.0 years.

Employee Stock Options – On May 12, 2009, shareholders of the Company approved an amendment to Cabela’s Incorporated 2004 Stock Plan (the “2004 Plan”) to increase the number of shares authorized for issuance by 3,750,000 shares.  During the nine months ended September 2009, there were 785,780 options granted to employees at a weighted average exercise price of $8.13 per share and 10,000 options granted to non-employee directors at an exercise price of $11.49 per share.  These options have an eight-year term and vest over three years for employees and one year for non-employee directors.  At September 26, 2009, there were 6,250,662 shares subject to options and 3,983,172 additional shares available for grant under the 2004 Plan.

At September 26, 2009, under our 1997 Stock Option Plan (the “1997 Plan”), there were 605,183 shares subject to options with no shares available for grant.  Options issued expire on the fifth or the tenth anniversary of the date of the grant under the 1997 Plan.

 On March 13, 2009, there were 111,720 options granted to our President and Chief Executive Officer at an exercise price of $8.68 per share.  These options are subject to the same terms and conditions of the 2004 Plan.  These options have an eight-year term and vest over three years.

CABELA’S INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands Except Share and Per Share Amounts)
(Unaudited)

During the nine months ended September 2009, there were 197,349 options exercised.  The aggregate intrinsic value of awards exercised during the nine months ended September 2009 was $1,816 compared to $2,400 during the nine months ended September 2008.  Based on our closing stock price of $13.05 at September 26, 2009, the total number of in-the-money awards exercisable at September 26, 2009, was 484,797.

Nonvested Stock and Stock Unit Awards - During the nine months ended September 2009, we issued 785,780 units of nonvested stock under the 2004 Plan to employees at a weighted average fair value of $8.19 per unit and 138,249 units to our President and Chief Executive Officer at a fair value of $10.25 per unit.  These nonvested stock units vest evenly over three years on the grant date anniversary based on the passage of time. The nonvested stock units granted to our President and Chief Executive Officer are subject to the same terms and conditions of the 2004 Plan.

Employee Stock Purchase Plan – The maximum number of shares of common stock available for issuance under our Employee Stock Purchase Plan is 1,835,000.  During the nine months ended September 2009, there were 178,367 shares issued.  At September 26, 2009, there were 1,020,289 shares authorized and available for issuance.  We began issuing new shares in October 2008 instead of market purchases and plan to continue issuing new shares in the future.

11.   STOCKHOLDERS’ EQUITY AND DIVIDEND RESTRICTIONS

The most significant restrictions on the payment of dividends are contained within the covenants under our revolving credit and unsecured senior notes purchase agreements. Also, Nebraska banking laws govern the amount of dividends that WFB can pay to Cabela’s. At September 26, 2009, we had unrestricted retained earnings of $106,238 available for dividends. However, we have never declared or paid any cash dividends on our common stock, and we do not anticipate paying any cash dividends in the foreseeable future.

Other Comprehensive Income (Loss) – The components of accumulated other comprehensive income (loss), net of related taxes, were as follows at the periods ended:

	September 26,	December 27,	September 27,
	2009	2008	2008
Accumulated net unrealized holding gains (losses) on economic development bonds	$247	$(6,231)	$(2,623)
Accumulated net unrealized holding gains on asset-backed securities	2,948	-	-
Accumulated net unrealized holding gains on derivatives	116	33	68
Cumulative foreign currency translation adjustments	(404)	(399)	(103)

Total accumulated other comprehensive income (loss)	$2,907	$(6,597)	$(2,658)

CABELA’S INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands Except Share and Per Share Amounts)
(Unaudited)

12.    COMPREHENSIVE INCOME

The components of comprehensive income and related tax effects were as follows for the periods presented.

	Three Months Ended		Nine Months Ended
	September 26,	September 27,	September 26,	September 27,
	2009	2008	2009	2008

Net income	$18,766	$9,722	$33,017	$26,957
Changes in net unrealized holding gains (losses) on economic development bonds, net of taxes of $2,271, $519, $3,829 and $(1,075)	3,867	903	6,478	(1,817)
Changes in net unrealized holding gains on asset-backed available for sale securities, net of taxes of $2,242 and $1,601 for the 2009 periods	4,128	-	2,948	-
Changes in net unrealized holding gains on derivatives designated as cash flow hedges, net of taxes of $4, $1, $49 and $82	6	2	83	140
Less adjustment for reclassification of derivatives included in net income, net of taxes of $(15) and $(85) for the 2008 periods	-	(26)	-	(148)
Foreign currency translation adjustment	103	(101)	(5)	(110)
Comprehensive income	$26,870	$10,500	$42,521	$25,022

13.   EARNINGS PER SHARE

The following table reconciles the number of shares utilized in the earnings per share calculations for the periods presented.

	Three Months Ended		Nine Months Ended
	September 26,	September 27,	September 26,	September 27,
	2009	2008	2009	2008
Weighted average number of shares:
Common shares – basic	67,160,952	66,648,175	66,923,206	66,261,993
Effect of incremental dilutive securities:
Stock options, nonvested stock units, and employee stock purchase plan shares	796,068	403,318	327,831	843,406
Common shares – diluted	67,957,020	67,051,493	67,251,037	67,105,399

Stock options outstanding and nonvested stock units issued considered anti-dilutive	3,816,359	4,511,987	4,234,698	4,511,987

CABELA’S INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands Except Share and Per Share Amounts)
(Unaudited)

14.    SUPPLEMENTAL CASH FLOW INFORMATION

The following table sets forth non-cash financing and investing activities and other cash flow information for the periods presented.

	Nine Months Ended
	September 26,	September 27,
	2009	2008
Non-cash financing and investing activities:
Accrued property and equipment additions (1)	$6,904	$7,220

Other cash flow information:
Interest paid	$40,890	$32,690
Capitalized interest	(222)	(1,537)
Interest paid, net of capitalized interest	$40,668	$31,153

Income taxes, net	$17,281	$53,505
_________
(1)	Accrued property and equipment additions are recognized in the condensed consolidated statements of cash flows in the period they are paid.

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

Revenues included in Corporate Overhead and Other are primarily made up of land sales, amounts received from outfitter services, real estate rental income, and fees earned through our travel business and other complementary business services.  Corporate Overhead and Other expenses include unallocated shared-service costs, operations of various ancillary subsidiaries such as real estate development and travel, and segment eliminations.  Unallocated shared-service costs include receiving, distribution, and storage costs of inventory, merchandising, and quality assurance costs, as well as corporate headquarters occupancy costs.  In September 2009, we disposed of our taxidermy business, and we expect to dispose of the net assets of our wildlife/Americana art prints and art-related products business in the fourth quarter of 2009.  The related pre-tax gain and loss were recorded in the three and nine months ended September 2009.

Segment assets are those directly used in or clearly allocable to an operating segment’s operations.  For the Retail segment, assets include inventory in the retail stores, land, buildings, fixtures, and leasehold improvements.   For the Direct segment, assets include deferred catalog costs and fixed assets.  At September 26, 2009, goodwill totaling $3,217 was included in the Retail segment. At September 27, 2008, goodwill totaling $4,474 was allocated $969 to the Direct segment and $3,505 to the Retail segment.  For the Financial Services segment assets include cash, credit card loans, retained to interests, receivables, fixtures, and other assets.  Cash and cash equivalents of WFB were $414,376 and $202,405 at the end of September 2009 and 2008, respectively.  Assets for the Corporate Overhead and Other segment include corporate headquarters and facilities, merchandise distribution inventory, shared technology infrastructure and related information systems, corporate cash and cash equivalents, economic development bonds, prepaid expenses, deferred income taxes, and other corporate long-lived assets.  Depreciation, amortization, and property and equipment expenditures are recognized in each respective segment.  Intercompany revenue between segments is eliminated in consolidation.

CABELA’S INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands Except Share and Per Share Amounts)
(Unaudited)

Financial information by segment is presented in the following table for the three and nine months ended September 2009 and 2008:

				Corporate
			Financial	Overhead
Three Months Ended September 26, 2009:	Retail	Direct	Services	and Other	Total

Revenue from external customers	$347,988	$223,803	$48,304	$4,201	$624,296
Revenue (loss) from internal customers	-	2,391	(118)	(2,273)	-
Total revenue	$347,988	$226,194	$48,186	$1,928	$624,296

Operating income (loss)	$40,451	$34,243	$12,547	$(55,320)	$31,921
As a percentage of revenue	11.6%	15.1%	26.0%	N/A	5.1%

Depreciation and amortization	$10,588	$1,365	$304	$5,835	$18,092
Assets	903,014	696,686	830,772	80,386	2,510,858

				Corporate
			Financial	Overhead
Three Months Ended September 27, 2008:	Retail	Direct	Services	and Other	Total

Revenue from external customers	$326,942	$240,754	$42,013	$2,091	$611,800
Revenue (loss) from internal customers	1,032	474	(117)	(1,389)	-
Total revenue	$327,974	$241,228	$41,896	$702	$611,800

Operating income (loss)	$30,084	$33,513	$11,961	$(54,713)	$20,845
As a percentage of revenue	9.2%	13.9%	28.5%	N/A	3.4%

Depreciation and amortization	$7,676	$1,078	$200	$5,164	$14,118
Assets	1,024,049	580,917	471,508	222,012	2,298,486

				Corporate
			Financial	Overhead
Nine Months Ended September 26, 2009:	Retail	Direct	Services	and Other	Total

Revenue from external customers	$925,147	$648,079	$126,558	$13,288	$1,713,072
Revenue (loss) from internal customers	-	2,979	(349)	(2,630)	-
Total revenue	$925,147	$651,058	$126,209	$10,658	$1,713,072

Operating income (loss)	$92,470	$96,246	$36,536	$(162,057)	$63,195
As a percentage of revenue	10.0%	14.8%	28.9%	N/A	3.7%

Depreciation and amortization	$31,549	$3,773	$906	$16,720	$52,948
Assets	903,014	696,686	830,772	80,386	2,510,858

CABELA’S INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands Except Share and Per Share Amounts)
(Unaudited)

				Corporate
			Financial	Overhead
Nine Months Ended September 27, 2008:	Retail	Direct	Services	and Other	Total

Revenue from external customers	$854,011	$683,403	$121,192	$14,685	$1,673,291
Revenue (loss) from internal customers	1,962	1,377	(335)	(3,004)	-
Total revenue	$855,973	$684,780	$120,857	$11,681	$1,673,291

Operating income (loss)	$79,429	$93,368	$33,928	$(149,942)	$56,783
As a percentage of revenue	9.3%	13.6%	28.1%	N/A	3.4%

Depreciation and amortization	$28,125	$3,022	$786	$16,253	$48,186
Assets	1,024,049	580,917	471,508	222,012	2,298,486

The components and amounts of total revenue for the Financial Services business segment were as follows for the periods presented.

	Three Months Ended		Nine Months Ended
	September 26,	September 27,	September 26,	September 27,
	2009	2008	2009	2008

Interest and fee income, net of provision for loan losses	$16,722	$10,509	$37,234	$29,632
Interest expense	(6,254)	(2,831)	(18,924)	(8,993)
Net interest income, net of provision for loan losses	10,468	7,678	18,310	20,639
Non-interest income:
Securitization income	51,026	47,573	144,629	136,923
Other non-interest income	17,217	17,273	48,147	49,914
Total non-interest income	68,243	64,846	192,776	186,837
Less: Customer rewards costs	(30,525)	(30,628)	(84,877)	(86,619)
Financial Services total revenue	$48,186	$41,896	$126,209	$120,857

The following chart sets forth the percentage of revenue contributed by each of the five product categories for our Retail and Direct businesses and in total for the periods presented:

	Retail		Direct		Total
Three Months Ended:	September 26,	September 27,	September 26,	September 27,	September 26,	September 27,
	2009	2008	2009	2008	2009	2008
Product Category
Hunting Equipment	46.4%	42.2%	40.5%	34.5%	44.2%	39.1%
Clothing and Footwear	20.7	23.2	29.3	32.7	23.9	27.0
Fishing and Marine	15.5	15.9	11.2	12.0	13.9	14.4
Camping	9.6	10.1	12.6	14.6	10.7	11.9
Gifts and Furnishings	7.8	8.6	6.4	6.2	7.3	7.6
Total	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

CABELA’S INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands Except Share and Per Share Amounts)
(Unaudited)

	Retail		Direct		Total
Nine Months Ended:	September 26,	September 27,	September 26,	September 27,	September 26,	September 27,
	2009	2008	2009	2008	2009	2008
Product Category
Hunting Equipment	45.1%	37.8%	37.3%	28.1%	42.1%	33.7%
Clothing and Footwear	19.3	22.4	28.3	33.4	22.8	27.0
Fishing and Marine	18.6	20.9	15.4	16.9	17.3	19.2
Camping	8.8	9.7	12.0	14.2	10.0	11.6
Gifts and Furnishings	8.2	9.2	7.0	7.4	7.8	8.5
Total	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

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

16.   FAIR VALUE MEASUREMENTS

As defined by ASC Topic 820, Fair Value Measurements and Disclosures, fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. In determining fair value, we use various methods including discounted cash flow projections based on available market interest rates and management estimates of future cash payments. Financial instrument assets and liabilities measured and reported at fair value are classified and disclosed in one of the following categories:

•	Level 1 – Quoted market prices in active markets for identical assets or liabilities.
•	Level 2 – Observable inputs other than quoted market prices.
•	Level 3 – Unobservable inputs corroborated by little, if any, market data.

Level 3 is comprised of financial instruments whose fair value is estimated based on internally developed models or methodologies utilizing significant inputs that are primarily unobservable from objective sources. In determining the appropriate hierarchy levels, we performed an analysis of the assets and liabilities that are subject to ASC 820 and determined that at September 26, 2009, all applicable financial instruments carried on our condensed consolidated balance sheets are classified as Level 3. The following table summarizes the valuation of our recurring financial instruments at the periods ended:

	Fair Value at
Assets - Level 3	September 26, 2009	December 27, 2008	September 27, 2008

Retained interests in securitized loans, including asset-backed securities	$145,888	$61,605	$43,170
Economic development bonds	119,974	112,585	101,583
	$265,862	$174,190	$144,753

CABELA’S INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands Except Share and Per Share Amounts)
(Unaudited)

The table below presents changes in fair value of our assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3), as defined in ASC 820, for the periods presented:

	Three Months Ended		Nine Months Ended
Retained Interests in Securitized Loans:	September 26, 2009	September 27, 2008	September 26, 2009	September 27, 2008

Balance, beginning of period	$121,465	$38,390	$61,605	$51,777
Total gains or (losses):
Included in earnings - realized	236	(3,108)	4,447	(12,440)
Included in other comprehensive income - unrealized	6,370	-	4,549	-
Purchases, issuances, and settlements, net	17,817	7,888	75,287	3,833
Balance, end of period	$145,888	$43,170	$145,888	$43,170

	Three Months Ended		Nine Months Ended
Economic Development Bonds:	September 26, 2009	September 27, 2008	September 26, 2009	September 27, 2008

Balance, beginning of period	$115,650	$101,316	$112,585	$98,035
Total gains or (losses):
Included in earnings - realized	-	-	-	-
Included in other comprehensive income - unrealized	6,138	1,422	10,307	(2,892)
Purchases, issuances, and settlements, net	(1,814)	(1,155)	(2,918)	6,440
Balance, end of period	$119,974	$101,583	$119,974	$101,583

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

WFB also owns asset-backed securities from five of its securitizations. Asset-backed trading securities fluctuate daily based on the short-term operational needs of WFB.  Advances and pay downs on the trading securities are at par value. Therefore, the par value of the asset-backed trading securities approximates fair value.  For asset-backed available for sale securities, WFB estimates fair values using discounted cash flow projection estimates based upon contractual principal and interest cash flows. The discount rate utilized is based upon management’s evaluation of current market rates; indicative pricing for such instruments; the rates from the last date WFB considered the market for these instruments to be active and orderly, adjusted for changes in credit spreads in accordance with ASC Section 820-10-35, Fair Value Measurements and Disclosures: Overall: Subsequent Measurement and ASC Section 820-10-65, Fair Value Measurements and Disclosures: Overall: Transition and Open Effective Date Information; and the discount rates used to value other retained interests in securitized loans.  At the end of September 2009, the weighted average discount rate used to value the triple-A rated notes was 1.35%, the A rated notes was 6.12%, the triple-B rated notes was 7.62%, and the double-B rated notes was 12.00%. Declines in the fair value of asset-backed available for sale securities below amortized cost that are deemed to be other than temporary are reflected in current earnings.

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

Certain assets are measured at fair value on a non-recurring basis using significant unobservable inputs (Level 3) as defined by and in accordance with the provisions of ASC 820.  As such, certain land held for sale and property and equipment with a total net carrying amount of $31,692 was written down to its fair value of $20,000 at June 27, 2009.  This write-down resulted in a total impairment charge of $11,692 ($10,160 relating to land held for sale and $1,532 relating to property and equipment) recognized in earnings for the nine months ended September 2009.

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

The following table provides the estimated fair values of financial instruments not carried at fair value at the periods ended:

	September 26, 2009		December 27, 2008
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial Assets
Credit card loans, net	$153,347	$157,450	$167,226	$168,429

Financial Liabilities
Time deposits	543,244	568,905	486,199	508,190
Long-term debt	386,039	379,928	380,031	373,304

17.   ACCOUNTING PRONOUNCEMENTS

Effective December 30, 2007, we adopted the provisions of ASC Topic 820, Fair Value Measurements and Disclosures.  This statement defines fair value, establishes a hierarchal disclosure framework for measuring fair value, and requires expanded disclosures about fair value measurements.  The provisions of this statement apply to all financial instruments that are being measured and reported on a fair value basis.  The partial adoption of ASC 820 did not have any impact on our financial position or results of operations.  Effective December 28, 2008, we adopted the remaining provisions of ASC 820 that were delayed by the issuance of ASC Section 820-10-55, Fair Value Measurements and Disclosures: Overall: Implementation Guidance and Illustrations.  The adoption of the remaining provisions of ASC 820, relating to nonfinancial assets and liabilities, did not have a material impact on our financial position or results of operations.

CABELA’S INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands Except Share and Per Share Amounts)
(Unaudited)

In December 2007, the FASB issued ASC Topic 805, Business Combinations, which replaced FAS No. 141.  ASC 805 establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired and the liabilities assumed.  We adopted the provisions of ASC 805 effective December 28, 2008, which applies prospectively to all business combinations entered into on or after such date.  The adoption of this statement had no effect on our financial position or results of operations.  Any future acquisitions will be impacted by application of this statement.

In December 2007, the FASB issued ASC Section 810-10-65, Consolidation: Overall: Transition and Effective Date Information.  This standard amends ARB No. 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary.  We adopted the provisions of ASC 810-10-65 effective December 28, 2008.  The adoption of this statement did not have a material effect on our financial position or results of operations.

In February 2008, the FASB updated ASC Topic 860, Transfers and Servicing.  The objective of this update is to provide implementation guidance on accounting for a transfer of a financial asset and repurchase financing.  The update presumes that an initial transfer of a financial asset and a repurchase financing are considered part of the same arrangement (linked transaction) under ASC 860.  However, if certain criteria are met, the initial transfer and repurchase financing shall not be evaluated as a linked transaction and shall not be evaluated under ASC 860.  We adopted the provisions the update to ASC 860 effective December 28, 2008.   The adoption of this statement did not have a material effect on our financial position or results of operations.

In March 2008, the FASB updated ASC Topic 815, Derivatives and Hedging.  This update changes the existing disclosure requirements in ASC 815. ASC 815 now requires enhanced disclosures about an entity’s derivative and hedging activities.  We adopted the updates to ASC 815 effective December 28, 2008.  The adoption of this statement did not have a material effect on our financial position or results of operations.

In April 2009, the FASB issued the following:

•	Update to ASC Section 820-10-65, Fair Value Measurements and Disclosures: Overall: Transition and Open Effective Date Information,
•	Update to ASC Section 320-10-65, Investments – Debt and Equity Securities: Overall: Transition and Open Effective Date Information
•	Update to ASC Section 825-10-65, Financial Instruments: Overall: Transition and Open Effective Date Information

ASC 820-10-65 indicates that when determining the fair value of an asset or liability that is not a Level 1 fair value measurement, an entity should assess whether the volume and level of activity for the asset or liability have significantly decreased when compared with normal market conditions. If the entity concludes that there has been a significant decrease in the volume and level of activity, a quoted price (e.g., observed transaction) may not be determinative of fair value and may require a significant adjustment.  ASC Section 320-10-65 modifies the requirements for recognizing other-than-temporarily impaired debt securities and changes the existing impairment model for such securities.  These statements also modify the presentation of other-than-temporary impairment losses and increase the frequency of and expand already required disclosures about other-than-temporary impairment for debt and equity securities.  ASC Section 825-10-65 requires publicly traded companies to disclose the fair value of financial instruments within the scope of ASC 825 in interim financial statements, adding to the current requirement to make those disclosures in annual financial statements. This staff position also requires that companies disclose the method or methods and significant assumptions used to estimate the fair value of financial instruments and a discussion of changes, if any, in the method or methods and significant assumptions during the period.  We adopted the provisions these staff positions effective for the second quarter ended June 27, 2009.  The adoption of these staff positions did not have a material effect on our financial position or results of operations.

CABELA’S INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands Except Share and Per Share Amounts)
(Unaudited)

In May 2009, the FASB issued ASC Topic 855, Subsequent Events. This statement requires management to evaluate subsequent events through the date the financial statements are either issued, or available to be issued. Companies will be required to disclose the date through which subsequent events have been evaluated.  We adopted the provisions of ASC 855 effective March 29, 2009.  The adoption of this statement did not have a material effect on our financial position or results of operations.

In June 2009, the FASB updated ASC Topic 810, Consolidations, and ASC Topic 860, Transfers and Servicing, which significantly change the accounting for transfers of financial assets and the criteria for determining whether to consolidate a variable interest entity (“VIE”).  The update to ASC 860 eliminates the qualifying special purpose entity (“QSPE”) concept, establishes conditions for reporting a transfer of a portion of a financial asset as a sale, clarifies the financial-asset derecognition criteria, revises how interests retained by the transferor in a sale of financial assets initially are measured, and removes the guaranteed mortgage securitization recharacterization provisions.  ASC Topic 810 requires reporting entities to evaluate former QSPEs for consolidation, changes the approach to determining a VIE’s primary beneficiary from a mainly quantitative assessment to an exclusively qualitative assessment designed to identify a controlling financial interest, and increases the frequency of required reassessments to determine whether a company is the primary beneficiary of a VIE. These updates require additional year-end and interim disclosures for public and nonpublic companies that are similar to the disclosures required by FSP FAS 140-4 and FIN 46(R)-8, Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities, which we adopted and included those disclosures in fiscal year 2008.  The statements are effective for us at the beginning of our fiscal year 2010, and for subsequent interim and annual reporting periods. We have evaluated the provisions of these two statements and believe that their application will result in the consolidation of the Trust and related entities.  Consequently, we believe there will be a material impact on our total assets, total liabilities, retained earnings and other comprehensive income, and the components of our Financial Services revenue.  As a result of the new accounting standards, the securitization transactions will be accounted for as secured borrowings, credit card loans and debt issued from the Trust will be presented as assets and liabilities of the Company, various other interests currently reflected on the condensed consolidated balance sheet will be reclassified primarily to credit card loans, other assets and accrued expenses, and changes in cash flows will be reflected in financing and investing rather than operating.  If the Trust was consolidated using the carrying amounts of Trust assets and liabilities at September 26, 2009, total assets and liabilities would increase approximately $2.0 billion and $2.1 billion, respectively, and retained earnings and other comprehensive income would decrease approximately $100 million, after tax.

We have evaluated the impact that the adoption of these accounting standards will have on our compliance with the financial covenants in our credit agreements and unsecured notes and do not believe that these standards, if they were effective as of September 26, 2009, would have, after providing permitted notices to our lenders, caused us to be in breach of any financial covenants in our credit agreements and unsecured notes.  We can offer no assurances that the impact from the provisions of these standards will not cause us to breach financial covenants in our credit agreements and unsecured notes in the future.  On September 15, 2009, the Office of the Comptroller of the Currency, the Federal Deposit Insurance Corporation, the Office of Thrift Supervision, and the Federal Reserve (collectively, the “federal agencies”) issued a Notice of Proposed Rulemaking, Risk-Based Capital Guidelines; Capital Adequacy Guidelines; Capital Maintenance; Regulatory Capital; Impact of Modifications to Generally Accepted Accounting Principles; Consolidation of Asset-Backed Commercial Paper Programs; and Other Related Issues relating to proposed changes to risk based capital as a result of ASC Topic 810 and 860.  With the consolidation of the assets and liabilities of the Trust on WFB’s balance sheet, under both the existing and proposed regulatory capital requirements, WFB’s required capital would be increased.  The effect of changes to regulatory capital requirements resulting from the proposed rules issued by the federal agencies, if adopted in their current form, will cause us to reallocate capital from our Retail and Direct businesses to meet the capital needs of our Financial Services business, or require us to raise additional debt or equity capital, which in turn could significantly alter our growth initiatives.  Also, if WFB fails to satisfy the requirements for the well-capitalized classification under the regulatory framework for prompt corrective action, WFB’s ability to issue certificates of deposit could be affected.  We expect to have sufficient access to capital at the end of December 2009 to provide the necessary capital contribution to WFB so WFB can meet the regulatory capital requirements for the well-capitalized classification for the first quarter of 2010.  We expect to amend our existing credit agreement so we can contribute sufficient capital to WFB.

CABELA’S INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands Except Share and Per Share Amounts)
(Unaudited)

In June 2009, the FASB issued FAS No.168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles — a replacement of FASB Statement No. 162.  This codification is the source of authoritative GAAP recognized by the FASB to be applied by nongovernmental entities.  Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants.  We adopted the provisions of FAS No. 168 effective June 28, 2009.  The adoption of this statement did not have an effect on our financial position or results of operations.

Item 2:       Management’s Discussion and Analysis of Financial Condition and Results of Operations

This report contains “forward-looking statements” that are based on our beliefs, assumptions, and expectations of future events, taking into account the information currently available to us.  All statements other than statements of current or historical fact contained in this report are forward-looking statements within the meaning of the Private Securities Litigation Reform Act.  The words “believe,” “may,” “should,” “anticipate,” “estimate,” “expect,” “intend,” “objective,” “seek,” “plan,” and similar statements are intended to identify forward-looking statements.  Forward-looking statements involve risks and uncertainties that may cause our actual results, performance, or financial condition to differ materially from the expectations of future results, performance, or financial condition we express or imply in any forward-looking statements.  These risks and uncertainties include, but are not limited to:

•	the level of discretionary consumer spending;
•	the state of the economy, including increases in unemployment levels and bankruptcy filings;
•	changes in the capital and credit markets or the availability of capital and credit;
•	our ability to comply with the financial covenants in our credit agreements;
•	counterparty risk on our unsecured revolving credit facility;
•	changes in consumer preferences and demographic trends;
•	our ability to successfully execute our multi-channel strategy;
•	the ability to negotiate favorable purchase, lease, and/or economic development arrangements for new retail store locations;
•	expansion into new markets;
•	market saturation due to new retail store openings;
•	the rate of growth of general and administrative expenses associated with building a strengthened corporate infrastructure to support our growth initiatives;
•	increasing competition in the outdoor segment of the sporting goods industry;
•	the cost of our products;
•	trade restrictions;
•	political or financial instability in countries where the goods we sell are manufactured;
•	adverse fluctuations in foreign currencies;
•	increases in postage rates or paper and printing costs;
•	supply and delivery shortages or interruptions caused by system changes or other factors;
•	adverse or unseasonal weather conditions;
•	fluctuations in operating results;
•	the cost of fuel increasing;
•	road construction around our retail stores;
•	labor shortages or increased labor costs;
•	increased government regulation, including regulations relating to firearms and ammunition;
•	inadequate protection of our intellectual property;
•	our ability to protect our brand and reputation;
•	changes in accounting rules applicable to securitization transactions, including related increases in required regulatory capital;
•	our ability to manage credit and liquidity risks;
•	any downgrade of the ratings on the outstanding notes issued by our Financial Services business’ securitization trust;
•	our ability to securitize our credit card receivables at acceptable rates or access the deposits market;
•	decreased interchange fees received by our Financial Services business as a result of credit card industry regulation and/or litigation;
•
impact of legislation, regulation, and supervisory regulatory actions in the financial services industry including the Credit Card Accountability Responsibility and Disclosure Act of 2009 (the “CARD Act”) and the proposed financial regulatory reform;

•	other factors that we may not have currently identified or quantified;
•
other risks, relevant factors, and uncertainties identified in our filings with the SEC (including the information set forth in the “Risk Factors” section of our Annual Report on Form 10-K for the fiscal year ended December 27, 2008, in Part II, Item 1A, of our Quarterly Report on Form 10-Q for the fiscal quarter ended June 27, 2009, and in Part II, Item 1A, of this report), which filings are available at the SEC’s website at www.sec.gov.

Given the risks and uncertainties surrounding forward-looking statements, you should not place undue reliance on these statements.  Our forward-looking statements speak only as of the date of this report.  Other than as required by law, we undertake no obligation to update or revise forward-looking statements, whether as a result of new information, future events, or otherwise.

The following discussion and analysis of financial condition, results of operations, liquidity, and capital resources should be read in conjunction with our audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 27, 2008, as filed with the SEC, and our unaudited interim condensed consolidated financial statements and the notes thereto appearing elsewhere in this report.

Critical Accounting Policies and Use of Estimates

Our critical accounting policies and use of estimates utilized in the preparation of the condensed consolidated financial statements as of September 26, 2009, remain unchanged from December 27, 2008.

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

Financial Overview

	Three Months Ended
	September 26, 2009	September 27, 2008	Increase (Decrease)	% Change
	(Dollars in Thousands)
Revenue:
Retail	$347,988	$327,974	$20,014	6.1%
Direct	226,194	241,228	(15,034)	(6.2)
Total merchandise sales	574,182	569,202	4,980	0.9
Financial Services	48,186	41,896	6,290	15.0
Other revenue	1,928	702	1,226	174.6
Total revenue	$624,296	$611,800	$12,496	2.0

Operating income	$31,921	$20,845	$11,076	53.1

Net income per diluted share	$0.28	$0.15	$0.13	86.7

	Nine Months Ended
	September 26, 2009	September 27, 2008	Increase (Decrease)	% Change
	(Dollars in Thousands)
Revenue:
Retail	$925,147	$855,973	$69,174	8.1%
Direct	651,058	684,780	(33,722)	(4.9)
Total merchandise sales	1,576,205	1,540,753	35,452	2.3
Financial Services	126,209	120,857	5,352	4.4
Other revenue	10,658	11,681	(1,023)	(8.8)
Total revenue	$1,713,072	$1,673,291	$39,781	2.4

Operating income	$63,195	$56,783	$6,412	11.3

Net income per diluted share	$0.49	$0.40	$0.09	22.5

Revenue in our merchandising businesses increased $5 million, or 0.9%, for the three months ended September 2009 compared to the three months ended September 2008, and $35 million, or 2.3%, for the nine months ended September 2009 compared to the nine months ended September 2008.  The net increases in total merchandise sales comparing the respective periods were due to 1) increases in comparable store sales led by increases in the hunting equipment category for the three and nine month 2009 periods compared to the 2008 periods, 2) the opening of our Billings, Montana, retail store in May 2009, as well as the opening of new stores in August 2008 and May 2008, and 3) increases in Internet sales.  Partially offsetting these increases were decreases in catalog mail order sales.  Financial Services revenue increased $6 million, or 15.0%, for the three months ended September 2009 compared to the three months ended September 2008 primarily due to increases in securitization income and net interest income.  For the nine months ended September 2009 compared to the nine months ended September 2008, Financial Services revenue increased $5 million, or 4.4%, primarily due to an increase in securitization income partially offset by a decrease in net interest income.

Our operating income for the three months ended September 2009 increased $11 million, or 53.1%, compared to the three months ended September 2008.  The increase in total operating income was primarily due to increases in revenue from our Retail business and Financial Services segments, a decrease in catalog and Internet related marketing costs due to a managed reduction in catalog page count, and improved efficiencies in compensation and advertising in our Retail business.  These improvements were partially offset by lower revenue from our Direct business segment, lower merchandise gross margin, and an asset impairment charge.  Operating income for the nine months ended September 2009 increased $6 million, or 11.3%, compared to the nine months ended September 2008.  The increases in total operating income and total operating income as a percentage of total revenue were primarily due to increases in revenue from our Retail business and Financial Services segments, a decrease in catalog and Internet related marketing costs due to a managed reduction in catalog page count, and improved efficiencies in compensation and advertising in our Retail business.  These improvements were partially offset by lower revenue from our Direct business segment, asset impairment charges and retirement and severance benefits, and lower merchandise gross margin.  We finalized plans on certain future retail store sites during the second quarter of 2009 and consequently evaluated the recoverability of related properties and improvements resulting in the recognition of write-downs related to these assets totaling $12 million.  For the first nine months of 2009, we recorded asset impairment charges of $13 million and severance and related benefits of $1 million.  Economic trends could change undiscounted cash flows in future periods which could trigger possible future write downs.

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

For the three and nine months ended September 2009 compared to the respective 2008 periods, operating income for our Retail business segment increased $10 million and $13 million, respectively.

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

We incorporated these next generation store concepts into our two most recent retail stores - Billings, Montana, which opened in May 2009, and Rapid City, South Dakota, which opened in August 2008.

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

Our Direct revenue decreased $15 million and $34 million, respectively, during the three and nine months ended September 2009 compared to the three and nine months ended September 2008 primarily due to a decrease in catalog mail order sales resulting from planned decreases in catalog pages and, to a lesser extent, a decrease in catalog circulation, customers buying more ammunition, firearms, and related products from our retail locations, and customers buying smaller quantities of higher margin soft goods.  The managed decreases in catalog pages and circulation resulted in a decrease of $6 million and $13 million, respectively, in catalog-related costs comparing the three and nine months ended September 2009 to the three and nine months ended September 2008.

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

Worldwide Credit Markets and Macroeconomic Environment – Since April 2009, the credit markets have become more active and we were successful in completing a Term Asset-Backed Securities Loan Facility (“TALF”) securitization as well as renewing two variable funding conduits.  Although we believe there have been significant improvements in the credit markets, we remain cautious and will continue to closely monitor our debt covenant compliance provisions and our access to the credit markets.  Our Financial Services business will continue to monitor developments in the securitization and certificates of deposit markets to ensure adequate access to liquidity.

Developments in Legislation and Regulation - On May 22, 2009, the Credit Card Accountability Responsibility and Disclosure Act of 2009 was signed into law.  Certain provisions of the CARD Act became effective on August 20, 2009.  Other provisions become effective in February 2010 and August 2010.  On July 15, 2009, the Federal Reserve issued interim final rules for the August 20, 2009, CARD Act provisions.  The Federal Reserve issued proposed rules on September 29, 2009, for the provisions effective February 22, 2010.  In addition, legislation was introduced on September 24, 2009, by the House Financial Services Committee to accelerate the effective date to December 1, 2009, for the remaining provisions of the CARD Act, which are currently scheduled for February 2010 and August 2010.  Among other things, the CARD Act:

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

•	requires creditors to mail or deliver periodic statements for credit card accounts at least 21 days before payment is due.
•	restricts annual percentage rate increases on outstanding balances except under limited circumstances;
•	restricts interest rate increases during the first year an account is opened except under limited circumstances;
•	requires creditors that increase annual percentage rates to review accounts at least every six months to determine whether the annual percentage rate should be reduced;
•	requires creditors to obtain the credit card account holders opt-in in order to assess an over-limit fee and places restrictions on fees charged for over-limit transactions;
•	restricts fees that may be charged for making a payment;
•	requires creditors to allocate payments in excess of the required minimum payment to balances with the highest annual percentage rate before balances with a lower rate;
•	requires fees to be “reasonable” and “proportionate” to the account holder’s violation of the cardholder agreement;
•	requires payment due dates to be the same day each month;
•	requires posting of all agreements on the Internet;
•	restricts issuance of a credit card to a consumer under the age of 21; and
•	requires expanded statement disclosures, such as minimum payment warning.

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

On June 17, 2009, the Treasury Department released its white paper for reform of the financial system that, among its many proposed changes, promotes heightened supervision and regulation of financial firms, establishes supervision and regulation for financial markets, protects consumers from financial abuse, and eliminates the ability for a credit card bank such as WFB to be owned by a nonbanking entity. The reform proposes to strengthen capital and other regulatory standards for all banks and bank holding companies. The reform also proposes to strengthen the supervision and regulation of securitization markets by requiring originators to retain 5% of the credit risk of securitized exposures, increasing reporting by asset-backed securities issuers, aligning compensation of securitization participants with the long-term performance of underlying loans, increasing the regulation of rating agencies, and reducing the use of ratings in the regulations and supervisory practices.  Due to the complexity and controversial nature of the proposed reform, modifications are likely and the final legislation may differ significantly from this proposal.  If the currently proposed reforms were adopted, Cabela’s would no longer be allowed to own WFB, unless we were willing and able to become a bank holding company under the Bank Holding Company Act of 1956, as amended (“BHCA”).  The adoption of the proposal to eliminate the credit card bank exemption from the BHCA could force us to divest our Financial Services business.  Any such forced divestiture would materially adversely affect our business and results of operation.

Impact of New Accounting Pronouncements – We believe implementing the updates to ASC Topic 810, Consolidations, and ASC Topic 860, Transfers and Servicing, effective the beginning of fiscal year 2010, will require the consolidation of WFB’s securitization trusts.  Consequently, we believe there will be a material impact on our total assets, total liabilities, retained earnings and other comprehensive income, and components of our Financial Services revenue.  We have evaluated the impact that the adoption of these accounting standards will have on our compliance with the financial covenants in our credit agreements and unsecured notes and do not believe that these standards, if they were effective as of September 26, 2009, would have, after providing permitted notices to our lenders, caused us to be in breach of any financial covenants in our credit agreements and unsecured notes.  We can offer no assurances that the impact from the provisions of these standards will not cause us to breach financial covenants in our credit agreements and unsecured notes in the future.

On September 15, 2009, the Office of the Comptroller of the Currency, the Federal Deposit Insurance Corporation, the Office of Thrift Supervision, and the Federal Reserve (collectively, the “federal agencies”) issued a Notice of Proposed Rulemaking, Risk-Based Capital Guidelines; Capital Adequacy Guidelines; Capital Maintenance;  Regulatory Capital; Impact of Modifications to Generally Accepted Accounting Principles; Consolidation of Asset-Backed Commercial Paper Programs; and Other Related Issues relating to proposed changes to risk based capital as a result of ASC Topic 810 and 860.  With the consolidation of the assets and liabilities of the Trust on WFB’s balance sheet, under both the existing and proposed regulatory capital requirements, WFB’s required capital would be increased.  The effect of changes to regulatory capital requirements resulting from the proposed rules issued by the federal agencies, if adopted in their current form, will cause us to reallocate capital from our Retail and Direct businesses to meet the capital needs of our Financial Services business, or require us to raise additional debt or equity capital, which in turn could significantly alter our growth initiatives.  Also, if WFB fails to satisfy the requirements for the well-capitalized classification under the regulatory framework for prompt corrective action, WFB’s ability to issue certificates of deposit could be affected.  We expect to have sufficient access to capital at the end of December 2009 to provide the necessary capital contribution to WFB so WFB can meet the regulatory capital requirements for the well-capitalized classification for the first quarter of 2010.  We expect to amend our existing credit agreement so we can contribute sufficient capital to WFB.

Operations Review

The three months ended September 2009 and September 2008 each consisted of 13 weeks, and the nine months ended September 2009 and September 2008 each consisted of 39 weeks.  Our operating results expressed as a percentage of revenue were as follows for the periods presented.

	Three Months Ended		Nine Months Ended
	September 26, 2009	September 27, 2008	September 26, 2009	September 27, 2008

Revenue	100.00%	100.00%	100.00%	100.00%
Cost of revenue	61.84	61.47	60.62	60.14
Gross profit (exclusive of depreciation and amortization)	38.16	38.53	39.38	39.86
Selling, distribution, and administrative expenses	32.95	35.12	34.88	36.47
Impairment and restructuring charges	0.10	-	0.82	-
Operating income	5.11	3.41	3.69	3.39
Other income (expense):
Interest expense, net	(0.89)	(1.23)	(1.02)	(1.33)
Other income, net	0.41	0.26	0.37	0.31
Total other income (expense), net	(0.48)	(0.97)	(0.65)	(1.02)
Income before provision for income taxes	4.63	2.44	3.04	2.37
Provision for income taxes	1.63	0.85	1.11	0.76
Net income	3.00%	1.59%	1.93%	1.61%

Results of Operations – Three Months Ended September 2009 Compared to September 2008

Revenues

	Three Months Ended
	September 26, 2009%		September 27, 2008%		Increase (Decrease)	% Change
	(Dollars in Thousands)

Retail	$347,988	55.7%	$327,974	53.6%	$20,014	6.1%
Direct	226,194	36.2	241,228	39.4	(15,034)	(6.2)
Financial Services	48,186	7.7	41,896	6.9	6,290	15.0
Other	1,928	0.4	702	0.1	1,226	174.6
	$624,296	100.0%	$611,800	100.0%	$12,496	2.0

Retail revenue includes sales realized and services performed at our retail stores, sales from orders placed through our retail store Internet kiosks, and sales from customers utilizing our in-store pick-up program.  Direct revenue includes catalog and Internet sales from orders placed over the phone, by mail, and through our website where the merchandise is shipped to non-retail store locations.  Financial Services revenue is comprised of securitization income, interest income, other fees, and interchange, net of reward program costs, interest expense, and credit losses from our credit card operations.  Other revenue sources include amounts received from our outfitter services, real estate rental income, and fees earned through our travel business and other complementary business services.

Product Sales Mix – The following chart sets forth the percentage of revenue contributed by each of the five product categories for our Retail and Direct businesses and in total for the three months ended September 2009 and 2008.

	Retail		Direct		Total
Three Months Ended:	September 26,	September 27,	September 26,	September 27,	September 26,	September 27,
	2009	2008	2009	2008	2009	2008
Product Category
Hunting Equipment	46.4%	42.2%	40.5%	34.5%	44.2%	39.1%
Clothing and Footwear	20.7	23.2	29.3	32.7	23.9	27.0
Fishing and Marine	15.5	15.9	11.2	12.0	13.9	14.4
Camping	9.6	10.1	12.6	14.6	10.7	11.9
Gifts and Furnishings	7.8	8.6	6.4	6.2	7.3	7.6
Total	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

Retail Revenue – Retail revenue increased $20 million, or 6.1%, for the three months ended September 2009 primarily due to increases in comparable store sales led by increases in sales in the hunting equipment category and from the opening of our Billings, Montana, retail store in May 2009, and the opening of a new store in August 2008.

	Three Months Ended
	September 26, 2009	September 27, 2008	Increase (Decrease)	% Change
	(Dollars in Thousands)

Comparable stores sales	$320,977	$310,270	$10,707	3.5%

Comparable store sales increased $11 million, or 3.5%, for the three months ended September 2009 principally because of the strength in hunting-related categories and the success of our Retail operations focus.

Direct Revenue – Direct revenue decreased $15 million, or 6.2%, primarily due to a decrease in catalog mail order sales resulting from a planned reduction in catalog page count, customers buying more ammunition, firearms, and related products from our retail locations, and customers buying smaller quantities of higher margin soft goods.  Decreases in Direct revenue were partially mitigated by managed reductions in catalog-related costs totaling $6 million comparing the three months ended September 2009 to the three months ended September 2008.  As a percentage of Direct revenue, catalog-related costs decreased 150 basis points to 13.6% for the three months ended September 2009 compared to 15.1% for the three months ended September 2008.

Internet sales increased for the three months ended September 2009 compared to the three months ended September 2008.  Internet site visits increased as we continue to focus our efforts on utilizing Direct marketing programs to increase traffic to our website.  Internet visits increased 14.9% to 34.2 million visits for the three months ended September 2009 compared to 29.8 million visits for the three months ended September 2008.  The hunting equipment product category was the largest dollar volume contributor to our Direct revenue for the three months ended September 2009.

Financial Services Revenue – Key statistics reflecting the performance of our Financial Services business are shown in the following chart:

	Three Months Ended
	September 26, 2009	September 27, 2008	Increase (Decrease)	% Change
	(Dollars in Thousands Except Average Balance per Account )

Average balance of managed credit card loans	$2,340,079	$2,153,089	$186,990	8.7%
Average number of active credit card accounts	1,242,638	1,143,525	99,113	8.7

Average balance per active credit card account	$1,883	$1,883	$-	-

Net charge-offs on managed loans	$29,383	$15,682	$13,701	87.4
Net charge-offs as a percentage of average managed credit card loans	5.02%	2.91%	2.11%

The average balance of managed credit card loans increased to $2.3 billion, or 8.7%, for the three months ended September 2009 compared to the average balance for the three months ended September 2008 due to an increase in the number of accounts.  The average number of accounts increased to 1.2 million, or 8.7%, compared to the average number of accounts for the three months ended September 2008 due to our marketing efforts.  Net charge-offs as a percentage of average managed credit card loans increased to 5.02% for the three months ended September 2009, up 211 basis points compared to the three months ended September 2008, principally because of the current challenging macroeconomic environment.  These changes impacted our Financial Services revenue, which increased $6 million, or 15.0%, for the three months ended September 2009 compared to the three months ended September 2008.

The components of Financial Services revenue on a GAAP basis are as follows:

	Three Months Ended
	September 26, 2009	September 27, 2008
	(In Thousands)

Interest and fee income, net of provision for loan losses	$16,722	$10,509
Interest expense	(6,254)	(2,831)
Net interest income, net of provision for loan losses	10,468	7,678
Non-interest income:
Securitization income (including gains (losses) on sales of credit card loans of $(814) and $3,108)	51,026	47,573
Other non-interest income	17,217	17,273
Total non-interest income	68,243	64,846
Less: Customer rewards costs	(30,525)	(30,628)
Financial Services revenue	$48,186	$41,896

Financial Services revenue increased 15.0% for the three months ended September 2009 compared to the three months ended September 2008.  Credit card loans securitized and sold are removed from our consolidated balance sheet, and the net earnings on these securitized assets, after paying costs associated with outside investors, are reflected as a component of our securitization income shown above on a GAAP basis.  Net interest income includes operating results on the credit card loans receivable we own, net of provision for loan losses.  Interest and fee income increased $6 million primarily due to changes in interest rates charged to cardholders, changes to fees charged, and increases in late fees.  In addition, net interest income, securitization income, and other non-interest income are affected by changes in the transferor’s interest included in our credit card loans receivable.  Interest expense increased $3 million primarily due to increases in certificates of deposit compared to the three months ended September 2008.   Non-interest income includes securitization income, gains on sales of loans, and income recognized on our retained interests, as well as interchange income.  Securitization income increased $3 million for the three months ended September 2009 compared to the three months ended September 2008, primarily due to increases in securitized credit card loans and excess spread.

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

The following table sets forth the revenue components of our Financial Services segment managed portfolio on a non-GAAP basis for the periods ended:

	Three Months Ended
	September 26, 2009	September 27, 2008
	(Dollars in Thousands)

Interest income	$66,313	$49,709
Interchange income, net of customer rewards costs	22,874	19,854
Other fee income	13,118	10,667
Interest expense	(24,285)	(21,569)
Provision for loan losses	(29,683)	(16,632)
Other	(151)	(133)
Managed Financial Services revenue	$48,186	$41,896

Managed Financial Services Revenue as a Percentage of Average Managed Credit Card Loans:
Interest income	11.3%	9.2%
Interchange income, net of customer rewards costs	3.9	3.7
Other fee income	2.3	2.0
Interest expense	(4.2)	(4.0)
Provision for loan losses	(5.1)	(3.1)
Other	-	-
Managed Financial Services revenue	8.2%	7.8%

Managed Financial Services revenue increased $6 million, or 15.0%, for the three months ended September 2009 compared to the three months ended September 2008 primarily due to increases in interest income partially offset by an increase of $13 million in the provision for loan losses from increases in managed credit card loans and in net charge-offs due to the current challenging macroeconomic environment.  The increase in interest income of $17 million was due to an increase in managed credit card loans and changes to interest rates charged.  Interest expense increased $3 million from increases in securitized credit card loans and borrowings, increases in certificates of deposit, higher spreads, and fees paid to investors on securitizations. The increase in interchange income of $3 million was due to the rollout of the new Visa signature product.  Other fee income increased $2 million due to growth in the number of credit card loans, changes to fees charged, and increases in late fees.

Other Revenue

Other revenue was $2 million for the three months ended September 2009 compared to $1 million for the three months ended September 2008.There were no real estate sales for the three months ended September 2009 or the three months ended September 2008.

Gross Profit

Gross profit, or gross margin, is defined as total revenue less the costs of related merchandise sold and shipping costs.  Comparisons of gross profit and gross profit as a percentage of revenue for our operations, year over year, and to the retail industry in general, are impacted by:

•	shifts in customer preferences;
•	retail store, distribution, and warehousing costs which we exclude from our cost of revenue;
•	Financial Services revenue we include in revenue for which there are no costs of revenue;
•	real estate land sales we include in revenue for which costs vary by transaction;
•	outfitter services revenue we include in revenue for which there are no costs of revenue; and
•	customer shipping charges in revenue which are slightly higher than shipping costs in costs of revenue because of our practice of pricing shipping charges to match costs.

Accordingly, comparisons of gross margins on merchandising revenue presented below are the best metrics for analysis of our gross profit as follows:

	Three Months Ended
	September 26, 2009	September 27, 2008	Increase (Decrease)	% Change
	(Dollars in Thousands)

Merchandise sales	$574,182	$569,202	$4,980	0.9%
Merchandise gross margin	188,442	192,283	(3,841)	(2.0)
Merchandise gross margin as a percentage of merchandise revenue	32.8%	33.8%	(1.0)%

Merchandise Gross Margin – The gross margin of our merchandising business decreased $4 million, or 2.0%, to $188 million for the three months ended September 2009.  Our merchandise gross margin as a percentage of revenue of our merchandising business decreased to 32.8% for the three months ended September 2009 from 33.8% for the three months ended September 2008.  Merchandise gross margin and merchandise gross margin as a percentage of revenue decreased for the three months ended September 2009 compared to the three months ended September 2008 due to the ongoing mix shift to lower margin hard-good categories and management’s efforts to reduce slow moving inventory.  Contributing to these decreases to our merchandise gross margin and merchandise gross margin as a percentage of revenue were the continuing strong sales of lower margin ammunition, firearms, and related products.  Reduced shipping expenses partially offset the decreases to our merchandise gross margin and merchandise gross margin as a percentage of revenue.

Selling, Distribution, and Administrative Expenses

	Three Months Ended
	September 26, 2009	September 27, 2008	Increase (Decrease)	% Change
	(Dollars in Thousands)

Selling, distribution, and administrative expenses	$205,728	$214,898	$(9,170)	(4.3)%
SD&A expenses as a percentage of total revenue	33.0%	35.1%
Retail store pre-opening costs	$1,057	$2,612	(1,555)	(59.5)

Selling, distribution, and administrative expenses include all operating expenses related to our retail stores, Internet website, distribution centers, product procurement, and overhead costs, including: advertising and marketing, catalog costs, employee compensation and benefits, occupancy costs, information systems processing, and depreciation and amortization.

Selling, distribution, and administrative expenses decreased $9 million, or 4.3%, for the three months ended September 2009 compared to the three months ended September 2008.  The most significant factors contributing to the changes in selling, distribution, and administrative expenses for the three months ended September 2009 compared to the three months ended September 2008 included:

•	managed reductions in catalog-related costs resulting in a decrease in catalog and Internet marketing costs of $6 million,
•	improved efficiencies in advertising in our Retail business resulting in a decrease of $5 million in advertising and promotional costs,
•	a decrease of $4 million in employee compensation and benefits due to enhanced efficiencies in our Retail business,
•	an increase in depreciation expense of $4 million, and
•	an increase of $1 million primarily related to reserves for losses on certain business claims.

Significant selling, distribution, and administrative expense increases and decreases related to specific business segments included the following:

Retail Business Segment:
•	Additional operating costs of $2 million for new stores that were not open in the comparable period of 2008, including $1 million in employee compensation and benefit costs.
•	A decrease in comparable store employee compensation and benefits of $3 million realized from our focus to enhance our retail store efficiencies.
•	New store pre-opening costs of $1 million, a decrease of $2 million compared to the three months ended September 2008.
•	An increase in marketing fees of $3 million received from the Financial Services segment.

Direct Business Segment:
•	A net decrease in catalog and Internet related marketing costs of $6 million compared to the comparable period of 2008 primarily due to a managed reduction in catalog page count and lower circulation.
•	A decrease in employee compensation and benefits of $1million.
•	An increase in marketing fees of $3 million received from the Financial Services segment.

Financial Services:
•	An increase of $6 million in the marketing fee paid by the Financial Services segment to the Retail segment ($3 million) and the Direct business segment ($3 million).

Corporate Overhead, Distribution Centers, and Other:
•	A decrease of $1 million in employee compensation and benefits.
•	An increase in depreciation expense of $1 million.

Impairment and Restructuring Charges

We recorded a $0.6 million pre-tax charge to earnings (Corporate Overhead and Other segment) in the third quarter of 2009 related to asset impairment charges on property and equipment.  No impairment and restructuring charges were recorded during the three months ended September 2008.

Operating Income

Operating income is revenue less cost of revenue and selling, distribution, and administrative expenses.  Operating income for our merchandise business segments excludes costs associated with operating expenses of distribution centers, procurement activities, and other corporate overhead costs.

	Three Months Ended
	September 26, 2009	September 27, 2008	Increase (Decrease)	% Change
	(Dollars in Thousands)

Total operating income	$31,921	$20,845	$11,076	53.1%

Total operating income as a percentage of total revenue	5.1%	3.4%

Operating income by business segment:
Retail	$40,451	$30,084	10,367	34.5
Direct	34,243	33,513	730	2.2
Financial Services	12,547	11,961	586	4.9

Operating income as a percentage of segment revenue:
Retail	11.6%	9.2%
Direct	15.1	13.9
Financial Services	26.0	28.5

Operating income increased $11 million, or 53.1%, for the three months ended September 2009 compared to the three months ended September 2008.  Operating income as a percentage of revenue also increased to 5.1% for the three months ended September 2009 from 3.4% for the three months ended September 2008.  The increases in total operating income and total operating income as a percentage of total revenue were primarily due to increases in revenue from our Retail business and Financial Services segments, a decrease in catalog and Internet related marketing costs due to a managed reduction in catalog page count, and improved efficiencies in compensation and advertising in our Retail business.  These improvements were partially offset by lower revenue from our Direct business segment and lower merchandise gross margin.

Under a contractual arrangement, the Financial Services segment incurs a marketing fee paid to the Retail and Direct business segments.  The marketing fee is determined based on the terms of the contractual arrangement that were consistently applied to both periods presented.  The marketing fee is included in selling, distribution, and administrative expenses as an expense for the Financial Services segment and as a credit to expense for the Retail and Direct business segments.   The marketing fee paid by the Financial Services segment to these two business segments increased $6 million for the three months ended September 2009 compared to the three months ended September 2008 – a $3 million increase to the Retail segment and a $3 million increase to the Direct business segment.

Interest Expense, Net

Interest expense, net of interest income, decreased $2 million to $6 million for the three months ended September 2009 compared to the three months ended September 2008.  The net decrease in interest expense was primarily due to a lower average balance of debt outstanding from managed debt reduction and lower weighted average interest rates comparing the three months ended September 2009 to the three months ended September 2008.  During the three months ended September 2009, capitalized interest on qualifying fixed assets was minimal compared to $0.5 million for the three months ended September 2008.

Other Non-Operating Income, Net

Other non-operating income was $3 million for the three months ended September 2009 compared to $2 million for the three months ended September 2008.  Other non-operating income primarily represents interest earned on our economic development bonds.  In September 2009, we disposed of our taxidermy business and we expect to dispose of the net assets of our wildlife/Americana art prints and art-related products business in the fourth quarter of 2009.  The related pre-tax gain and loss were recorded in the three months ended September 2009.

Provision for Income Taxes

Our effective tax rate was 35.1% for the three months ended September 2009 compared to 35.0% for the three months ended September 2008.  The effective tax rate for the three months ended September 2009 was impacted primarily by our international restructuring completed in August 2009.  Refer to Note 8 herein of our condensed consolidated financial statements for additional information.  We expect our effective income tax rate to approximate 36% for fiscal year 2009.

Results of Operations – Nine Months Ended September 2009 Compared to September 2008

Revenues

	Nine Months Ended
	September 26, 2009%		September 27, 2008%		Increase (Decrease)	% Change
	(Dollars in Thousands)

Retail	$925,147	54.0%	$855,973	51.2%	$69,174	8.1%
Direct	651,058	38.0	684,780	40.9	(33,722)	(4.9)
Financial Services	126,209	7.4	120,857	7.2	5,352	4.4
Other	10,658	0.6	11,681	0.7	(1,023)	(8.8)
	$1,713,072	100.0%	$1,673,291	100.0%	$39,781	2.4

Product Sales Mix – The following chart sets forth the percentage of revenue contributed by each of the five product categories for our Retail and Direct businesses and in total for the nine months ended September 2009 and 2008.

	Retail		Direct		Total
Nine Months Ended:	September 26,	September 27,	September 26,	September 27,	September 26,	September 27,
	2009	2008	2009	2008	2009	2008
Product Category
Hunting Equipment	45.1%	37.8%	37.3%	28.1%	42.1%	33.7%
Clothing and Footwear	19.3	22.4	28.3	33.4	22.8	27.0
Fishing and Marine	18.6	20.9	15.4	16.9	17.3	19.2
Camping	8.8	9.7	12.0	14.2	10.0	11.6
Gifts and Furnishings	8.2	9.2	7.0	7.4	7.8	8.5
Total	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

Retail Revenue – Retail revenue increased $69 million for the nine months ended September 2009 primarily due to increases in comparable store sales led by increases in sales in the hunting equipment category and from the opening of our Billings, Montana, retail store in May 2009, and the opening of new stores in May 2008 and August 2008.

	Nine Months Ended
	September 26, 2009	September 27, 2008	Increase (Decrease)	% Change
	(Dollars in Thousands)

Comparable stores sales	$829,833	$785,708	$44,125	5.6%

Comparable store sales increased $44 million, or 5.6%, for the nine months ended September 2009 principally because of the strength in hunting-related categories and the success of our Retail operations focus.

Direct Revenue – Direct revenue decreased $34 million, or 4.9%, primarily due to a decrease in catalog mail order sales resulting from a planned reduction in catalog pages circulated and to a lesser extent a decrease in catalog circulation, customers buying more ammunition, firearms, and related products from our retail locations, and customers buying smaller quantities of higher margin soft goods.  Decreases in Direct revenue were partially mitigated by managed reductions in catalog-related costs of $13 million comparing the nine months ended September 2009 to the nine months ended September 2008.  As a percentage of Direct revenue, catalog-related costs decreased 120 basis points to 13.5% for the nine months ended September 2009 compared to 14.7% for the nine months ended September 2008.

Internet sales increased for the nine months ended September 2009 compared to the nine months ended September 2008.  Internet site visits increased as we continue to focus our efforts on utilizing Direct marketing programs to increase traffic to our website.  Internet visits increased 20.1% to 104.6 million visits for the nine months ended September 2009 compared to 87.1 million visits for the nine months ended September 2008.  The hunting equipment product category was the largest dollar volume contributor to our Direct revenue for the nine months ended September 2009.

Financial Services Revenue – Key statistics reflecting the performance of our Financial Services business are shown in the following chart:

	Nine Months Ended
	September 26, 2009	September 27, 2008	Increase (Decrease)	% Change
	(Dollars in Thousands Except Average Balance per Account )

Average balance of managed credit card loans	$2,274,715	$2,043,142	$231,573	11.3%
Average number of active credit card accounts	1,224,567	1,116,180	108,387	9.7

Average balance per active credit card account	$1,858	$1,830	$28	1.5

Net charge-offs on managed loans	$85,215	$41,938	$43,277	103.2
Net charge-offs as a percentage of average managed credit card loans	4.99%	2.74%	2.25%

The average balance of managed credit card loans increased to $2.3 billion, or 11.3%, for the nine months ended September 2009 compared to the average balance for the nine months ended September 2008 due to the increase in the number of accounts and the average balance per account.  The average number of accounts increased to 1.2 million, or 9.7%, compared to the average number of accounts for the nine months ended September 2008 due to our marketing efforts.  Net charge-offs as a percentage of average managed credit card loans increased to 4.99% for the nine months ended September 2009, up 225 basis points compared to the nine months ended September 2008, principally because of the current challenging macroeconomic environment.  These changes impacted our Financial Services revenue, which increased $5 million, or 4.4%, for the nine months ended September 2009 compared to the nine months ended September 2008.

The components of Financial Services revenue on a GAAP basis are as follows:

	Nine Months Ended
	September 26, 2009	September 27, 2008
	(In Thousands)

Interest and fee income, net of provision for loan losses	$37,234	$29,632
Interest expense	(18,924)	(8,993)
Net interest income, net of provision for loan losses	18,310	20,639
Non-interest income:
Securitization income (including gains (losses) on sales of credit card loans of $(641) and $12,440)	144,629	136,923
Other non-interest income	48,147	49,914
Total non-interest income	192,776	186,837
Less: Customer rewards costs	(84,877)	(86,619)
Financial Services revenue	$126,209	$120,857

Financial Services revenue increased 4.4% for the nine months ended September 2009 compared to the nine months ended September 2008.  Net interest income includes operating results on the credit card loans receivable we own. Interest and fee income increased $8 million primarily due to changes in interest rates charged to cardholders, changes to fees charged, and increases in late fees.  In addition, net interest income, securitization income, and other non-interest income are affected by changes in the transferor’s interest included in our credit card loans receivable.  Interest expense increased $10 million primarily due to increases in certificates of deposit compared to the nine months ended September 2008.  Securitization income increased $8 million for the nine months ended September 2009 compared to the nine months ended September 2008, primarily due to increases in securitized credit card loans and excess spread.  Other non-interest income decreased $2 million from an increase in the valuation adjustments as a result of increased charge-offs for credit card loans in the transferor’s interest portion of the securitized loans.  Customer rewards costs decreased $2 million for the nine months ended September 2009 compared to the nine months ended September 2008 due to decreases in credit card purchases and to changes in customer rewards marketing programs utilized comparing the respective periods.

The following table sets forth the revenue components of our Financial Services segment managed portfolio on a non-GAAP basis for the periods ended:

	Nine Months Ended
	September 26, 2009	September 27, 2008
	(Dollars in Thousands)

Interest income	$178,936	$148,062
Interchange income, net of customer rewards costs	65,031	57,677
Other fee income	38,943	26,135
Interest expense	(73,280)	(62,875)
Provision for loan losses	(87,215)	(43,453)
Other	3,794	(4,689)
Managed Financial Services revenue	$126,209	$120,857

Managed Financial Services Revenue as a Percentage of Average Managed Credit Card Loans:
Interest income	10.5%	9.7%
Interchange income, net of customer rewards costs	3.8	3.8
Other fee income	2.3	1.7
Interest expense	(4.3)	(4.1)
Provision for loan losses	(5.1)	(2.9)
Other	0.2	(0.3)
Managed Financial Services revenue	7.4%	7.9%

Managed Financial Services revenue increased $5 million for the nine months ended September 2009 compared to the nine months ended September 2008 primarily due to increases in interest income and other fee income, partially offset by an increase of $44 million in the provision for loan losses from increases in managed credit card loans and in net charge-offs due to the current challenging macroeconomic environment.  The increase in interest income of $31 million was due to an increase in managed credit card loans and changes to interest rates charged.  Interest expense increased $10 million from increases in securitized credit card loans and borrowings, increases in certificates of deposit, higher spreads, and fees paid to investors on securitizations. The increase in interchange income of $7 million was due to the rollout of the new Visa signature product.  Other fee income increased $13 million due to growth in the number of credit card loans, changes to fees charged, and increases in late fees.  Other income increased $8 million due to an increase in the valuation of our interest-only strip associated with our securitized loans.

Other Revenue

Other revenue was $11 million for the nine months ended September 2009 compared to $12 million for the nine months ended September 2008.Real estate revenue totaled $2 million for the nine months ended September 2009 compared to $6 million for the nine months ended September 2008.  Pre-tax gains on the sale of real estate totaled $1.1 million for the nine months ended September 2009 compared to $2.1 million for the nine months ended September 2008.

Gross Profit

	Nine Months Ended
	September 26, 2009	September 27, 2008	Increase (Decrease)	% Change
	(Dollars in Thousands)

Merchandise sales	$1,576,205	$1,540,753	$35,452	2.3%
Merchandise gross margin	538,757	535,028	3,729	0.7
Merchandise gross margin as a percentage of merchandise revenue	34.2%	34.7%	(0.5)%

Merchandise Gross Margin – The gross margin of our merchandising business increased $4 million, or 0.7%, to $539 million for the nine months ended September 2009 compared to the nine months ended September 2008.  Our merchandise gross margin as a percentage of revenue of our merchandising business decreased to 34.2% for the nine months ended September 2009 from 34.7% for the nine months ended September 2008. The increase in merchandise gross margin for the nine months ended September 2009 compared to the nine months ended September 2008 is primarily attributable to a net increase in merchandise sales, lower promotional costs, and reduced shipping expenses.  The decrease in the merchandise gross margin as a percentage of revenue for the nine months ended September 2009 compared to the nine months ended September 2008 is primarily attributable to a current shift in customer preference toward lower margin ammunition, firearms, and related products, management’s efforts to reduce slow moving inventory, and the impact from higher 2009 merchandise sales compared to 2008.

Selling, Distribution, and Administrative Expenses

	Nine Months Ended
	September 26, 2009	September 27, 2008	Increase (Decrease)	% Change
	(Dollars in Thousands)

Selling, distribution, and administrative expenses	$597,486	$610,263	$(12,777)	(2.1)%
SD&A expenses as a percentage of total revenue	34.9%	36.5%
Retail store pre-opening costs	$3,142	$6,991	(3,849)	(55.1)

Selling, distribution, and administrative expenses decreased $13 million, or 2.1%, for the nine months ended September 2009 compared to the nine months ended September 2008.  The most significant factors contributing to the changes in selling, distribution, and administrative expenses during the nine months ended September 2009 compared to the nine months ended September 2008 included:

•	managed reductions in catalog-related costs resulting in a decrease in catalog and Internet marketing costs of $13 million,
•	a decrease of $5 million in employee compensation and benefits due to enhanced efficiencies in our Retail business,
•	improved efficiencies in advertising in our Retail business resulting in a decrease of $5 million in advertising and promotional costs,
•	an increase in depreciation expense of $4 million,
•	an increase in new store opening related reimbursements and capitalized costs of $4 million, and
•	an increase of $2 million in professional fees.

Significant selling, distribution, and administrative expense increases and decreases related to specific business segments included the following:

Retail Business Segment:
•	Additional operating costs for new stores that were not open in the comparable period of 2008 of $9 million, including $4 million in employee compensation and benefit costs.
•	A decrease in comparable store employee compensation and benefits of $6 million realized from our focus to enhance our retail store efficiencies.
•	New store pre-opening costs of $3 million, a decrease of $4 million compared to the nine months ended September 2008.
•	Depreciation on new stores not open in the comparable period of 2008 of $3 million.

Direct Business Segment:
•
A net decrease in catalog and Internet related marketing costs of $13 million compared to the comparable period of 2008 primarily due to a managed reduction in catalog page count and lower circulation.

•	A decrease in marketing fees of $2 million received from the Financial Services segment.
•	A decrease of $2 million in employee compensation and benefits.

Financial Services:
•	A decrease of $2 million in the marketing fee paid by the Financial Services segment to the Direct business segment ($2 million) and the Retail segment (no change).
•	An increase in advertising and promotional costs of $1 million due to a reduction of incentives received, which was partially offset by fewer new accounts added in the last nine months.
•
An increase in professional fees of $2 million due to higher amortization of fees related to recently completed securitizations and to increases in Federal Deposit Insurance Corporation (“FDIC”) assessments and consulting fees.

•	An increase in postage costs of $1 million due to customer notice mailings completed in the second quarter of 2009.
•	An increase in compensation and benefits of $1 million.

Corporate Overhead, Distribution Centers, and Other:
•	A decrease of $2 million in employee compensation and benefits.
•	A decrease of $1 million in costs for professional services.

Impairment and Restructuring Charges

We recorded a $12 million pre-tax charge to earnings in the second quarter of 2009 related to asset impairment charges on certain land held for sale and related property and equipment.  We finalized plans on certain future retail store sites during the second quarter of 2009 and consequently evaluated the recoverability of related properties and improvements resulting in the recognition of these impairment charges.  In addition, during the nine months ended September 2009 we evaluated the recoverability of certain property and equipment and recognized write-downs of $1 million related to these assets.

In our ongoing effort to control costs, we also implemented a voluntary retirement plan in February 2009.  Retirement costs and other severance and related benefits totaling $0.6 million from this plan were incurred in the nine months ended September 2009.  All impairment and restructuring charges were recorded to the Corporate Overhead and Other segment for the nine months ended September 2009.  No impairment and restructuring charges were recorded during the nine months ended September 2008.

Operating Income

	Nine Months Ended
	September 26, 2009	September 27, 2008	Increase (Decrease)	% Change
	(Dollars in Thousands)

Total operating income	$63,195	$56,783	$6,412	11.3%

Total operating income as a percentage of total revenue	3.7%	3.4%

Operating income by business segment:
Retail	$92,470	$79,429	13,041	16.4
Direct	96,246	93,368	2,878	3.1
Financial Services	36,536	33,928	2,608	7.7

Operating income as a percentage of segment revenue:
Retail	10.0%	9.3%
Direct	14.8	13.6
Financial Services	28.9	28.1

Operating income increased $6 million, or 11.3%, for the nine months ended September 2009 compared to the nine months ended September 2008.  Operating income as a percentage of revenue also increased to 3.7% for the nine months ended September 2009 from 3.4% for the nine months ended September 2008.  Operating income comparisons between periods are impacted by the challenging retail and macroeconomic environment.  The increases in total operating income and total operating income as a percentage of total revenue were primarily due to increases in revenue from our Retail business and Financial Services segments, a decrease in catalog and Internet related marketing costs due to a managed reduction in catalog page count, and improved efficiencies in compensation and advertising in our Retail business.  These improvements were partially offset by lower revenue from our Direct business segment, asset impairment charges and retirement and severance benefits recorded during the nine months ended September 2009, and lower merchandise gross margin.

The marketing fee paid by the Financial Services segment to the Retail and Direct business segments decreased $2 million for the nine months ended September 2009 compared to the nine months ended September 2008 – a $2 million decrease to the Direct business segment and no change to the Retail segment.  This marketing fee was calculated based on the terms of the contractual arrangement and was consistently applied to both periods presented.  It is included in selling, distribution, and administrative expenses as an expense for the Financial Services segment and as a credit to expense for the Retail and Direct business segments.

Interest Expense, Net

Interest expense, net of interest income, decreased $5 million to $17 million for the nine months ended September 2009 compared to the nine months ended September 2008.  The net decrease in interest expense was primarily due to a lower average balance of debt outstanding from managed debt reduction and lower weighted average interest rates comparing the nine months ended September 2009 to the nine months ended September 2008.  During the nine months ended September 2009, we capitalized interest totaling $0.2 million on qualifying fixed assets compared to $1.5 million for the nine months ended September 2008.

Other Non-Operating Income, Net

Other non-operating income was $6 million and $5 million for the nine months ended September 2009 and 2008, respectively.  Other non-operating income primarily represents interest earned on our economic development bonds.   In September 2009, we disposed of our taxidermy business, and we expect to dispose of the net assets of our wildlife/Americana art prints and art-related products business in the fourth quarter of 2009.  The related pre-tax gain and loss were recorded in the three and nine months ended September 2009.

Provision for Income Taxes

Our effective tax rate was 36.5% for the nine months ended September 2009 compared to 32.0% for the nine months ended September 2008.  The effective tax rate for the nine months ended September 2009 was higher than that of the comparable period in 2008 because of the corporate restructure completed effective April 1, 2008, and the release of valuation allowances relating to state net operating losses realized in 2008, as well as the recognition of amounts related to tax contingencies in the first quarter of 2009.  Our provision for income taxes and effective tax rate for the nine months ended September 2009 was reduced by our international restructuring completed in August 2009.  Refer to Note 8 herein of our condensed consolidated financial statements for additional information.  We expect our effective income tax rate to approximate 36% for fiscal year 2009.

Bank Asset Quality

Overview

We securitize a majority of our credit card loans. On a quarterly basis, we transfer eligible credit card loans into a securitization trust.  We are required to own at least a minimum twenty-day average of 5% of the interests in the securitization trust.  Our transferor’s interest totaled $147 million at the end of September 2009.  Accordingly, retained credit card loans have the same characteristics as credit card loans sold to outside investors.  Certain accounts are ineligible for securitization for reasons such as:  1) account delinquency, 2) they originated from sources other than Cabela’s CLUB Visa credit cards, or 3) for various other reasons.  Loans ineligible for securitization totaled $9 million, $11 million, and $11 million at September 26, 2009, December 27, 2008, and September 27, 2008, respectively.

The quality of our managed credit card loan portfolio at any time reflects, among other factors:  1) the creditworthiness of cardholders, 2) general economic conditions, 3) the success of our account management and collection activities, and 4) the life-cycle stage of the portfolio.  During periods of economic weakness, delinquencies and net charge-offs are more likely to increase. We have mitigated periods of economic weakness by selecting a customer base that is very creditworthy.  The median FICO scores of our credit cardholders were 787 at the end of the third quarter of 2009 compared to 786 at the end of 2008. We believe that as our credit card accounts mature, they are less likely to result in a charge-off and less likely to be closed.

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

	September 26,	December 27,	September 27,
Number of days delinquent	2009	2008	2008

Greater than 30 days	1.90%	1.68%	1.35%
Greater than 60 days	1.12	0.97	0.76
Greater than 90 days	0.56	0.47	0.36

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

	Three Months Ended		Nine Months Ended
	September 26, 2009	September 27, 2008	September 26, 2009	September 27, 2008
	(Dollars in Thousands)

Charge-offs	$31,962	$18,051	$92,809	$49,319
Recoveries	(2,579)	(2,369)	(7,594)	(7,381)
Net charge-offs	$29,383	$15,682	$85,215	$41,938
Net charge-offs as a percentage of average managed credit card loans	5.02%	2.91%	4.99%	2.74%

For the nine months ended September 2009, net charge-offs as a percentage of average managed credit card loans increased to 4.99%, up 204 basis points compared to 2.95% for fiscal year 2008 and up 225 basis points compared to  the nine months ended September 2008, principally because of the challenging macroeconomic environment. We believe our charge-off levels remain below industry averages.

Liquidity and Capital Resources

Overview

We believe that we will have sufficient capital available from cash on hand, our revolving credit facility, and other borrowing sources to fund our foreseeable cash requirements and near-term growth plans.  At September 26, 2009, December 27, 2008, and September 27, 2008, cash on a consolidated basis totaled $418 million, $410 million, and $207 million, respectively, of which $414 million, $402 million, and $202 million, respectively, was cash at our Financial Services business segment which will be utilized to meet this segment’s liquidity requirements.  We will continue to evaluate additional funding sources to determine the most cost effective source of funds for our Financial Services business segment.  These potential sources include, among others, certificates of deposit and securitizations.

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

Our unsecured $430 million revolving credit facility and unsecured senior notes contain certain financial covenants, including the maintenance of minimum debt coverage, a fixed-charge coverage ratio, a cash flow leverage ratio, and a minimum tangible net worth standard.  In the event that we failed to comply with these covenants and the failure to comply would go beyond 30 days, a default would trigger and all principal and outstanding interest would immediately be due and payable.  At September 26, 2009, we were in compliance with all financial covenants under our credit agreements and unsecured notes.  We anticipate that we will continue to be in compliance with all financial covenants under our credit agreements and unsecured notes through the next 12 months.

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

Financial Services Business Segment (World’s Foremost Bank or “WFB”) – The primary cash requirements of WFB relate to the financing of credit card loans.  These cash requirements will increase if our credit card originations increase or if our cardholders’ balances or spending increase. WFB sources operating funds in the ordinary course of business through various financing activities, which includes funding obtained from securitization transactions, borrowing under its federal funds purchase agreements, obtaining brokered and non-brokered certificates of deposit, and generating cash from operations.  On April 14, 2009, a securitization transaction for $500 million was completed under the TALF program established by the Federal Reserve Bank of New York.  This securitization transaction refinanced asset-backed notes that matured in 2009.  On June 5, 2009, the Trust renewed and increased a $214 million variable funding facility to a $260 million variable funding facility that will mature on June 4, 2010.  On September 15, 2009, the Trust renewed and increased a $376 million variable funding facility to a $412 million variable funding facility that will mature on September 14, 2010.  We expect these additional liquidity sources, cash on hand, and cash from the certificates of deposit market to provide adequate liquidity to WFB through October 2010.  The certificates of deposit funding program of WFB has been suspended due to the availability of the TALF program currently replacing it as a source of liquidity.

The Federal Reserve and Treasury Department announced on August 17, 2009, their approval of an extension to the TALF loan program through March 31, 2010. They had previously authorized TALF loans through December 31, 2009. The Federal Reserve will continue to monitor financial conditions and will consider in the future whether a further extension of the TALF program is warranted to help promote financial stability and economic growth. The securities eligible for collateralizing TALF loans include newly issued, triple-A-rated asset-backed securities backed by loans to consumers and businesses. On October 5, 2009, the Federal Reserve Board also announced changes to the procedures for evaluating asset-backed securities for the TALF program. Beginning with the November 2009 subscription, collateral for TALF loans is required to receive two triple-A ratings from TALF-eligible organizations and a formal risk assessment of the proposed collateral by the Federal Reserve Bank of New York.  We do not believe that WFB will be negatively impacted by these recently announced changes.

In addition, our existing credit agreement limits the amount of capital we can contribute to WFB to $25 million in any fiscal year or $75 million in the aggregate.  In December 2008, we made a $25 million capital contribution to WFB through a convertible participating preferred stock investment.  WFB is prohibited by regulations from lending money to Cabela’s or other affiliates. WFB is subject to capital requirements imposed by Nebraska banking law and the Visa membership rules, and its ability to pay dividends is also limited by Nebraska and Federal banking law.  If there are any disruptions in the credit markets, our Financial Services business, like many other financial institutions, may increase its funding from certificates of deposit which may result in increased competition in the deposits market with less funds available or at unattractive rates.  Our ability to issue certificates of deposit is reliant on our current regulatory capital levels.  WFB is classified as a “well capitalized” bank, the highest category under the regulatory framework for prompt corrective action.  If WFB were to be classified as an “adequately capitalized” bank, which is the next level category down from well capitalized, we would be required to obtain a waiver from the FDIC in order to continue to issue certificates of deposits.  In addition to the non-brokered certificates of deposit market to fund growth and maturing securitizations, we have access to the brokered certificates of deposit market through multiple financial institutions for liquidity and funding purposes.

While we intend to finance our growth initiatives and operations with existing cash, cash flow from operations, and borrowings under our existing revolving credit facility, we may require additional financing to support our growth initiatives and operations.  The ability of our Financial Services business to engage in securitization transactions on favorable terms or at all could be adversely affected by further disruptions in the capital markets or other events, which could materially affect our business and cause our Financial Services business to lose an important source of capital.  As a result of the changes in accounting rules under ASC Topic 810 and 860, there is some uncertainty over existing FDIC guidance regarding standards for legal isolation of the transferred assets. If FDIC rule 12 C.F.R. Section 360.6 “Treatment by the Federal Deposit Insurance Corporation as Conservator or Receiver of Financial Assets Transferred by an Insured Depository Institution in Connection With a Securitization or Participation” on legal isolation is not modified our securitizations will no longer have the benefit of the current rule as they will not meet all of the conditions for sale accounting treatment under GAAP.   With the uncertainty, many rating agencies are reluctant to provide any new ratings until further guidance from the FDIC is provided.  The current rule as written may limit future securitizations and may change the ratings on existing securitizations which may significantly affect the credit markets.

We believe implementing the updates to ASC Topic 810, Consolidations, and ASC Topic 860, Transfers and Servicing, effective the beginning of fiscal year 2010, will result in the consolidation of WFB’s securitization trusts.  Consequently, we believe there will be a material impact on our total assets, total liabilities, retained earnings and other comprehensive income, and components of our Financial Services revenue.  We have evaluated the impact that the adoption of these accounting standards will have on our compliance with the financial covenants in our credit agreements and unsecured notes and do not believe that these standards, if they were effective as of September 26, 2009, would have, after providing permitted notices to our lenders, caused us to be in breach of any financial covenants in our credit agreements and unsecured notes.  We can offer no assurances that the impact from the provisions of these standards will not cause us to breach financial covenants in our credit agreements and unsecured notes in the future.

On September 15, 2009, the federal agencies issued a Notice of Proposed Rulemaking, Risk-Based Capital Guidelines; Capital Adequacy Guidelines; Capital Maintenance; Regulatory Capital; Impact of Modifications to Generally Accepted Accounting Principles; Consolidation of Asset-Backed Commercial Paper Programs; and Other Related Issues relating to proposed changes to risk based capital as a result of ASC Topic 810 and 860.  With the consolidation of the assets and liabilities of the Trust on WFB’s balance sheet, under both the existing and proposed regulatory capital requirements, WFB’s required capital would be increased.  The effect of changes to regulatory capital requirements resulting from the proposed rules issued by the federal agencies, if adopted in their current form, will cause us to reallocate capital from our Retail and Direct businesses to meet the capital needs of our Financial Services business, or require us to raise additional debt or equity capital, which in turn could significantly alter our growth initiatives.  Also, if WFB fails to satisfy the requirements for the well-capitalized classification under the regulatory framework for prompt corrective action, WFB’s ability to issue certificates of deposit could be affected.  We expect to have sufficient access to capital at the end of December 2009 to provide the necessary capital contribution to WFB so WFB can meet the regulatory capital requirements for the well-capitalized classification for the first quarter of 2010.  We expect to amend our existing credit agreement so we can contribute sufficient capital to WFB.

Operating, Investing, and Financing Activities

The following table presents changes in our cash and cash equivalents for the periods presented:

	Nine Months Ended
	September 26, 2009	September 27, 2008
	(In Thousands)
Net cash derived from (used in) operating activities	$24,143	$(32,889)

Net cash used in investing activities	(92,099)	(92,333)

Net cash provided by financing activities	75,935	201,322

2009 versus 2008

Operating Activities – Cash derived from operating activities increased $57 million for the nine months ended September 2009 compared to the nine months ended September 2008.  This net increase in cash from operations comparing the respective periods was primarily due to a net increase in accounts payable and accrued expenses of $75 million where these balances increased $4 million for the nine months ended September 2009, compared to a reduction of $71 million for the nine months ended September 2008.  In addition, current and deferred income taxes increased by a net of $43 million comparing the nine months ended September 2009 to the nine months ended September 2008.  These increases in cash derived from operating activities were partially offset by WFB’s credit card loan activity and inventory levels.  WFB received cash on a net basis for credit card originations (net of cash received from collections, proceeds from new securitizations, and changes in retained interests) of $2 million for the nine months ended September 2009 compared to $56 million of net cash received for the nine months ended September 2008.  In addition, inventory increased $55 million for the nine months ended September 2009, to a balance of $572 million, compared to an increase of $41 million for the nine months ended September 2008, to a balance of $649 million.

Investing Activities – Cash used in investing activities was unchanged for the nine months ended September 2009 compared to the nine months ended September 2008.  For the nine months ended September 2009, cash paid for property and equipment additions totaled $38 million compared to $104 million for the nine months ended September 2008.  We opened our Billings, Montana, retail store in May 2009 and two retail stores in 2008.  At September 26, 2009, we estimated total capital expenditures, including the purchase of economic development bonds, to approximate $53 million relating to the development, construction, and completion of retail stores for the remainder of fiscal 2009 and fiscal 2010.  We expect to fund these estimated capital expenditures with funds from operations.

In addition, WFB retained asset-backed securities totaling $75 million on April 14, 2009, from the $500 million Series 2009-I issuance of asset-backed notes and purchased triple-A rated notes for $2 million in the secondary markets from previously issued series of the Trust.  WFB classified these notes as asset-backed available for sale securities which are recorded in the condensed consolidated balance sheet under the caption “retained interests in securitized loans, including asset-backed securities.”  For the nine months ended September 2009 we realized $12 million in proceeds from the disposition of certain premises and equipment.

Financing Activities – Cash provided by financing activities decreased $125 million for the nine months ended September 2009 compared to the nine months ended September 2008.  This net decrease from financing activities was due to the lesser amount of borrowings, net of repayments, of our Retail and Direct business segments and WFB operations which was $8 million for the nine months ended September 2009 compared to $79 million for the nine months ended September 2008.  In addition, net borrowings of time deposits, which WFB utilizes to fund its credit card operations, decreased $46 million in comparing the respective periods,  from a $58 million net increase in time deposits for the nine months ended September 2009 compared to a net increase of $105 million for the nine months ended September 2008.

The following table highlights the borrowing activities of our merchandising business and WFB for the periods presented:

	Nine Months Ended
	September 26, 2009	September 27, 2008
	(In Thousands)

Borrowings on (repayment of) lines of credit and short-term debt, net	$8,566	$144,625
Borrowing on (repayment of) variable funding facility – WFB	-	(100,000)
Issuances of long-term debt, net of repayments	(214)	34,674
Total	$8,352	$79,299

The following table summarizes our availability under revolving credit facilities, excluding the facilities of WFB, at the end of September:

	Nine Months Ended
	September 26, 2009	September 27, 2008
	(In Thousands)

Amounts available for borrowing under credit facilities (1)	$443,742	$445,000
Principal amounts outstanding	(40,435)	(207,543)
Outstanding letters of credit and standby letters of credit	(19,973)	(26,709)
Remaining borrowing capacity	$383,334	$210,748
____________
(1)	Consists of our revolving credit facility of $430 million and $15 million CAD from the credit facility of our Canada operations.

In addition, WFB has total borrowing availability of $85 million under its agreements to borrow federal funds.  At the end of September 2009, the entire $85 million of borrowing capacity was available to WFB.

Our unsecured $430 million credit agreement requires us to comply with certain financial and other customary covenants, including 1) a fixed charge coverage ratio (as defined) of no less than 1.50 to 1.00 as of the last day of any quarter; 2) a cash flow leverage ratio (as defined) of no more than 3.00 to 1.00 as of the last day of any quarter; and 3) a minimum tangible net worth standard (as defined).  In addition, our unsecured senior notes contain various covenants and restrictions such as the maintenance of minimum debt coverage, net worth, and financial ratios. The significant financial ratios and net worth requirements in the long-term debt agreements are 1) a limitation of funded debt to be less than 60% of consolidated total capitalization; 2) cash flow fixed charge coverage ratio, as defined, of no less than 2.00 to 1.00 as of the last day of any quarter; and 3) a minimum consolidated adjusted net worth (as defined).  Also, the debt agreements contain cross default provisions to other outstanding credit facilities. In the event that we failed to comply with these covenants and the failure to comply would go beyond 30 days, a default would trigger and all principal and outstanding interest would immediately be due and payable.  At September 26, 2009, we were in compliance with all financial covenants under our credit agreements and unsecured notes.  We anticipate that we will continue to be in compliance with all financial covenants under our credit agreements and unsecured notes through the next 12 months.

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

After purchasing the bonds, we typically record them on our consolidated balance sheet classified as “available for sale “ and value them based upon management’s projections of the amount of tax revenue expected to be generated to support principal and interest payments on the bonds.  Because of the unique features of each project, there is no independent market data for valuation of these types of bonds.  If sufficient tax revenue is not generated by the subject properties, we will not receive scheduled payments and will be unable to realize the full value of the bonds carried on our consolidated balance sheet.  At September 26, 2009, December 27, 2008, and September 27, 2008, economic development bonds totaled $120 million, $113 million, and $102 million, respectively.

Grants – We generally have received grant funding in exchange for commitments made by us to the state or local government providing the funding.  The commitments, such as assurance of agreed employment and wage levels at our retail stores or that the retail store will remain open, typically phase out over approximately five to ten years. If we fail to maintain the commitments during the applicable period, the funds we received may have to be repaid or other adverse consequences may arise, which could affect our cash flows and profitability.  At September 26, 2009, December 27, 2008, and September 27, 2008, the total amount of grant funding subject to specific contractual remedies was $12 million, $11 million, and $5 million, respectively.

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

The total amounts and maturities for our credit card securitizations are as follows:

Series	Type	Total Available Capacity	Third Party Investor Available Capacity	Third Party Investor Outstanding	Interest Rate	Expected Maturity
	(Dollars in Thousands)

Series 2005-I	Term	$140,000	$140,000	$140,000	Fixed	October 2010
Series 2005-I	Term	110,000	109,500	109,500	Floating	October 2010
Series 2006-III	Term	250,000	250,000	250,000	Fixed	October 2011
Series 2006-III	Term	250,000	250,000	250,000	Floating	October 2011
Series 2008-I	Term	461,500	461,500	461,500	Fixed (1)	December 2010
Series 2008-I	Term	38,500	38,500	38,500	Floating	December 2010
Series 2008-IV	Term	122,500	122,500	122,500	Fixed	September 2011
Series 2008-IV	Term	77,500	75,900	75,900	Floating	September 2011
Series 2009-I	Term	75,000	-	-	Fixed	March 2012
Series 2009-I	Term	425,000	425,000	425,000	Floating	March 2012
Total term		1,950,000	1,872,900	1,872,900

Series 2006-I	Variable Funding	411,765	350,000	215,000	Floating	September 2010
Series 2008-III	Variable Funding	260,115	225,000	-	Floating	June 2010
Total variable		671,880	575,000	215,000
Total available		$2,621,880	$2,447,900	$2,087,900

(1)	The trust entered into an interest rate swap agreement to convert the floating rate notes with a notional amount of $229.85 million into a fixed rate obligation.

We have been, and will continue to be, particularly reliant on funding from securitization transactions for WFB. A failure to renew existing facilities or to add additional capacity on favorable terms as it becomes necessary could increase our financing costs and potentially limit our ability to grow the business of WFB. Unfavorable conditions in the asset-backed securities markets generally, including the unavailability of commercial bank liquidity support or credit enhancements, could have a similar effect. During 2008, WFB completed securitizations totaling $1.2 billion and renewed a $376 million variable funding facility.  On April 14, 2009, a securitization transaction for $500 million was completed under the TALF program established by the Federal Reserve Bank of New York.  This securitization transaction refinanced asset-backed notes that matured in 2009.  On June 5, 2009, the Trust renewed and increased a $214 million variable funding facility to a $260 million variable funding facility that will mature on June 4, 2010.  On September 15, 2009, the Trust renewed and increased a $376 million variable funding facility to a $412 million variable funding facility that will mature on September 14, 2010.  We expect these additional liquidity sources, cash on hand, and cash from the certificates of deposit market to provide adequate liquidity to WFB through October 2010.

If we were to experience further deterioration of WFB’s securitized credit card loans, including increased delinquencies and credit losses, lower payment rates, or a decrease in excess spreads below certain thresholds, the following could result: 1) a downgrade or withdrawal of the ratings on the outstanding securities issued in WFB’s securitization transactions, 2) early amortization of these securities, or 3) higher required credit enhancement levels.  On February 19, 2009, Moody’s Investors Service announced that it had downgraded the ratings on 21 classes of asset-backed notes issued by the Trust.  The downgrade did not impact our ability to securitize loans under the TALF program or renew variable funding facilities.  Furthermore, we do not believe that this downgrade will have a significant impact on the ability of our Financial Services business to complete other securitization transactions on acceptable terms or to access financing.

Certificates of Deposit

WFB utilizes brokered and non-brokered certificates of deposit to partially finance its operating activities.  WFB issues certificates of deposit in a minimum amount of one hundred thousand dollars in various maturities.  At September 26, 2009, WFB had $543 million of certificates of deposit outstanding with maturities ranging from October 2009 to April 2016 and with a weighted average effective annual fixed rate of 4.30%. This outstanding balance compares to $486 million and $265 million at December 27, 2008, and September 27, 2008, respectively, with weighted average effective annual fixed rates of 4.64% and 4.69%, respectively.

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

Credit Card Limits - WFB bears off-balance sheet risk in the normal course of its business. One form of this risk is through WFB’s commitment to extend credit to cardholders up to the maximum amount of their credit limits. The aggregate of such potential funding requirements totaled $13 billion above existing balances at the end of September 2009. These funding obligations are not included on our consolidated balance sheet.  While WFB has not experienced, and does not anticipate that it will experience, a significant draw down of unfunded credit lines by its cardholders, such an event would create a cash need at WFB which likely could not be met by our available cash and funding sources. WFB has the right to reduce or cancel these available lines of credit at any time.

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

The table below shows the mix of our credit card account balances at the periods ended:

	September 26,	December 27,	September 27,
	2009	2008	2008
As a percentage of total balances outstanding:
Balances carrying an interest rate based upon various interest rate indices	67.8%	66.1%	65.4%
Balances carrying an interest rate of 9.99%	2.0	1.9	2.2
Balances carrying an interest rate of 0.00%	0.7	1.3	0.4
Balances not carrying interest because their previous month's balance was paid in full	29.5	30.7	32.0
	100.0%	100.0%	100.0%

Charges on the credit cards issued by our Financial Services segment were priced at a margin over various defined lending rates, subject to certain interest rate floors.  No interest is charged if the account is paid in full within 24 days of the billing cycle, which represented 29.5% of total balances outstanding at September 26, 2009.  Some of the zero percentage promotion expenses are passed through to the merchandise vendors for each specific promotion offered.

Management has performed several interest rate risk analyses to measure the effects of the timing of the repricing of our interest sensitive assets and liabilities. Based on these analyses, we believe that an immediate increase of 50 basis points, or 0.5%, in market rates for which our assets and liabilities are indexed would cause a pre-tax decrease to earnings of $2 million for our Financial Services segment over the next twelve months.

Merchandising Business Interest Rate Risk

The interest payable on our line of credit is based on variable interest rates and therefore affected by changes in market interest rates. If interest rates on existing variable rate debt increased 1.0%, our interest expense and results from operations and cash flows would not be materially affected.

Foreign Currency Risk

We purchase a significant amount of inventory from vendors outside of the United States in transactions that are primarily U. S. dollar transactions. A small percentage of our international purchase transactions are in currencies other than the U. S. dollar. Any currency risks related to these transactions are immaterial to us. A decline in the relative value of the U. S. dollar to other foreign currencies could, however, lead to increased merchandise costs.  For our retail store in Canada, we intend to fund all transactions in Canadian dollars and utilize our unsecured revolving credit agreement of $15 million CAD to fund such operations.

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

In connection with this quarterly report on Form 10-Q, our Chief Executive Officer and Chief Financial Officer evaluated, with the participation of our management, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on management’s evaluation, our Chief Executive Officer and Chief Financial Officer each concluded that our disclosure controls and procedures were effective at September 26, 2009.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended September 26, 2009, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.    Risk Factors.

There have been no material changes from the risk factors disclosed in the “Risk Factors” section of our Annual Report on Form 10-K for the fiscal year ended December 27, 2008, and in Part II, Item 1A, of our Quarterly Report on Form 10-Q for the fiscal quarter ended June 27, 2009, except that the risk factor titled “Recently adopted amendments to accounting standards will require us to consolidate previous and future securitization transactions, which will have a significant impact on our consolidated financial statements, and could cause us to reallocate capital from our Retail and Direct businesses to meet the capital needs of our Financial Services business” shall be deleted in its entirety and the following new risk factor shall be added.

Recently adopted amendments to accounting standards will require us to consolidate previous and future securitization transactions, which will have a significant impact on our consolidated financial statements, and could cause us to reallocate capital from our Retail and Direct businesses to meet the capital needs of our Financial Services business.

In June 2009, the Financial Accounting Standards Board updated Accounting Standards Codification (“ASC”) Topic 810, Consolidations, and ASC Topic 860, Transfers and Servicing, which significantly change the accounting for transfers of financial assets and the criteria for determining whether to consolidate a variable interest entity (“VIE”). The update to ASC Topic 860 eliminates the qualifying special purpose entity (“QSPE”) concept, establishes conditions for reporting a transfer of a portion of a financial asset as a sale, clarifies the financial-asset derecognition criteria, revises how interests retained by the transferor in a sale of financial assets initially are measured, and removes the guaranteed mortgage securitization recharacterization provisions.  The update to ASC Topic 810 requires reporting entities to evaluate former QSPEs for consolidation, changes the approach to determining a VIE’s primary beneficiary from a mainly quantitative assessment to an exclusively qualitative assessment designed to identify a controlling financial interest, and increases the frequency of required reassessments to determine whether a company is the primary beneficiary of a VIE.  We have evaluated the provisions of these two statements and believe that their application will result in the consolidation of the Cabela’s Master Credit Card Trust and related entities (collectively referred to as the “Trust”).  For example, if the Trust was consolidated using the carrying amounts of Trust assets and liabilities as of September 26, 2009, total assets would increase approximately $2.0 billion, total liabilities would increase approximately $2.1 billion, and approximately $100 million, after tax, would be recorded as a decrease to retained earnings and other comprehensive income.  These standards will be effective for us at the beginning of our 2010 fiscal year.

We have evaluated the impact that the adoption of these standards will have on our compliance with the financial covenants in our credit agreements and unsecured notes and do not believe that these standards, if they were effective as of September 26, 2009, would have, after providing permitted notices to our lenders, caused us to be in breach of any financial covenants in our credit agreements and unsecured notes.  We can offer no assurances that the impact from the provisions of these standards will not cause us to breach financial covenants in our credit agreements and unsecured notes in the future.

With the consolidation of the assets and liabilities of the Trust on WFB’s balance sheet, under existing regulatory capital requirements and proposed rules of the applicable federal agencies, WFB’s required capital would be increased.  If the proposed rules issued by the federal agencies are adopted in their current form, the effect of changes to regulatory capital requirements will cause us to reallocate capital from our Retail and Direct businesses to meet the capital needs of our Financial Services business, or require us to raise additional debt or equity capital, which in turn could significantly alter our growth initiatives.

In addition, our existing credit agreement limits the amount of capital we can contribute to WFB to $25 million in any fiscal year or $75 million in the aggregate.  In December 2008, we made a $25 million capital contribution to WFB through a convertible participating preferred stock investment.  Accordingly, under our existing credit agreement, we may only contribute an additional $50 million to WFB in the aggregate.  We anticipate that we will need to obtain an amendment to our existing credit agreement to be able to meet the capital needs of our Financial Services business when the assets and liabilities of the Trust are consolidated on WFB’s balance sheet.  If we are unable to obtain an amendment of our existing credit agreement on favorable terms, it could have an adverse effect on our cash flows and profitability.  If we cannot obtain an amendment of our existing credit agreement to allow for additional contributions to WFB, we may be forced to divest WFB or WFB may be forced to raise additional capital from sources other than us to meet its regulatory capital requirements.  Any such forced divestiture may materially adversely affect our business and results of operation.  If WFB is forced to raise additional capital from outside sources, our ownership of WFB would be diluted.

    In addition, the applicability of a Federal Deposit Insurance Corporation (“FDIC”) final rule requires that the transfer of the receivables in securitization transactions receive sale accounting treatment to achieve legal isolation of the receivables from our bank subsidiary, a core aspect of securitization.  It is unclear whether, or to what extent, this rule will be modified by the FDIC to reflect the changed standards under ASC Topic 810 and 860 and to reflect the expectation that transferors to securitization vehicles will no longer be able to achieve sale accounting treatment on a consolidated basis.  Unless these issues are resolved, changes to the accounting treatment for securitizations may result in an inability to achieve legal isolation of the transferred receivables and may prevent future issuances of notes from the Trust.

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

CABELA’S INCORPORATED

Dated: October 28, 2009	By:	/s/ Thomas L. Millner
Thomas L. Millner
President and Chief Executive Officer

Dated: October 28, 2009	By:	/s/ Ralph W. Castner
Ralph W. Castner
Vice President and Chief Financial Officer

Exhibit Index

Exhibit Number	Description

31.1	Certification of CEO Pursuant to Rule 13a-14(a) under the Exchange Act

31.2	Certification of CFO Pursuant to Rule 13a-14(a) under the Exchange Act

32.1	Certifications Pursuant to 18 U.S.C. Section 1350