Form 10-K
period 2010-01-02
CABELAS INC
filed 2010-03-01
CIK 1267130

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

Form 10-K
_________________

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 2, 2010
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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for at least the past 90 days. Yes ☒ No ☐

     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

     The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $436,990,580 as of June 27, 2009 (the last business day of the registrant’s most recently completed second fiscal quarter) based upon the closing price of the registrant’s Class A Common Stock on that date as reported on the New York Stock Exchange. For the purposes of this disclosure only, the registrant has assumed that its directors and executive officers and the beneficial owners of 5% or more of its voting common stock as of June 27, 2009, are affiliates of the registrant.

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

     Common stock, $0.01 par value: 67,329,154 shares as of February 18, 2010.

DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the registrant’s definitive Proxy Statement for the 2010 Annual Meeting of Shareholders are incorporated by reference into Part III of this Form 10-K to the extent stated herein.

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
  expansion into new markets and market saturation due to new retail store openings;
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
  material security breaches of computer systems;
  our ability to protect our brand and reputation;
  changes in accounting rules applicable to securitization transactions, including related increases in required regulatory capital;
  our ability to manage credit, liquidity, interest rate, operational, legal, and compliance risks;
  increasing competition for credit card products and reward programs;
  our ability to increase credit card receivables while managing fraud, delinquencies, and charge-offs;
  our ability to securitize our credit card receivables at acceptable rates or access the deposits market at acceptable rates;
  decreased interchange fees received by our Financial Services business as a result of credit card industry regulation and/or litigation;
  impact of legislation, regulation, and supervisory regulatory actions in the financial services industry including the Credit Card Accountability Responsibility and Disclosure Act of 2009 and the proposed financial regulatory reform;
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

CABELA’S INCORPORATED

FORM 10-K
FOR THE FISCAL YEAR ENDED JANUARY 2, 2010

TABLE OF CONTENTS

		Page
PART I

Item 1.	Business	4
Item 1A.	Risk Factors	12
Item 1B.	Unresolved Staff Comments	25
Item 2.	Properties	26
Item 3.	Legal Proceedings	28
Item 4.	Submission of Matters to a Vote of Security Holders	28

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters
	and Issuer Purchases of Equity Securities	28
Item 6.	Selected Financial Data	30
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	31
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	67
Item 8.	Financial Statements and Supplementary Data	68
Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure	108
Item 9A.	Controls and Procedures	108
Item 9A(T).	Controls and Procedures	111
Item 9B.	Other Information	111

PART III

Item 10.	Directors, Executive Officers and Corporate Governance	111
Item 11.	Executive Compensation	111
Item 12.	Security Ownership of Certain Beneficial Owners and Management
	and Related Stockholder Matters	111
Item 13.	Certain Relationships and Related Transactions, and Director Independence	111
Item 14.	Principal Accounting Fees and Services	111

PART IV

Item 15.	Exhibits, Financial Statement Schedules	112

SIGNATURES		117

PART I

ITEM 1. BUSINESS

Overview

     We are a leading specialty retailer, and the world’s largest direct marketer, of hunting, fishing, camping, and related outdoor merchandise. Since our founding in 1961, Cabela’s® has grown to become one of the most well-known outdoor recreation brands in the world. We have long been recognized as the “World’s Foremost Outfitter.” Through our growing number of retail stores, and our well-established direct business, we believe we offer the widest and most distinctive selection of high-quality outdoor products at competitive prices, while providing superior customer service. We also issue the Cabela’s CLUB® Visa credit card, which serves as our primary customer loyalty rewards program. Refer to Note 23 entitled “Segment Reporting” to our consolidated financial statements and our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for additional financial information regarding our Retail and Direct businesses, as well as our Financial Services business.

     We were initially incorporated as a Nebraska corporation in 1965 and were reincorporated as a Delaware corporation in January 2004. In June 2004, we completed our initial public offering of common stock. Our common stock is listed on the New York Stock Exchange under the symbol “CAB”.

Retail Business

     We currently operate 30 retail stores, 29 in 21 states and one in Canada. We opened a retail store in Billings, Montana, in May 2009, increasing our total retail square footage to over 4.3 million square feet at the end of 2009. Our Retail store business operations generated revenue of $1.4 billion in 2009, representing 56.7% of our total revenue from our Retail and Direct businesses.

     Customer Service. We continue to advance our efforts for offering customers integrated opportunities to access and use our retail store, catalog, and Internet channels. Customer service venues include in-store pick-up for Internet website orders, Internet kiosks, and catalog order desks. Our in-store kiosks provide our customers access to our entire inventory assortment. Our in-store pick-up program allows customers to order products through our catalogs and Internet site and have them delivered to the retail store of their choice without incurring shipping costs, increasing foot traffic in our stores. Conversely, our retail stores introduce customers to our Internet and catalog channels. Our multi-channel model employs the same merchandising team, distribution centers, customer database, and infrastructure, which we intend to further leverage by building on the strengths of each channel.

     Store Format and Atmosphere. Our retail store concept is designed to appeal to customers from a broad geographic and demographic range. Our next generation store format, with more standardized store sizes, expedites store development time and allows us to pursue the best retail locations, is adaptable to more markets, improves time to market, and allows us to be more efficient in our operations by reducing our capital investment requirements and increasing sales per square foot. Our next generation store format is intended to improve our return on invested capital and to better serve our customers by providing shopper-friendly layouts with regionalized product mixes, concept shops, and new product displays/fixtures featuring an improved look.

     Our retail stores range in size from 35,000 to 246,000 square feet and our large-format retail stores are 150,000 square feet or larger. Our large-format retail stores have been recognized in some states as one of the top tourist attractions, often attracting the construction and development of hotels, restaurants, and other retail establishments in areas adjacent to these stores.

     Retail Store Expansion Strategy. Enhancing our retail store efficiencies and taking the necessary steps to improve our financial performance is a high priority in our strategic planning. As such, we continually review our previously announced stores to reconfirm our expectations based on what we have learned over the past year. We plan to open a 75,000 square foot retail store in Grand Junction, Colorado, which is expected to open in the second quarter of 2010. We will fund this 2010 retail store from operating cash flows. This store will feature our next generation format while the exterior will reflect our traditional store model. The 2007 acquisition of S.I.R. Warehouse Sports in Winnipeg, Manitoba, serves as our platform for planned expansion into Canada.

     Store Locations and Ownership. We currently own 25 of our 30 retail stores. However, in connection with some of the economic development packages received from state or local governments where our stores are located, we have entered into agreements granting ownership of the taxidermy, diorama, or other portions of our stores to these state and local governments. Refer to Item 2 – “Properties” for the locations of our stores.

Direct Business

     Our Direct business uses catalogs and the Internet as marketing tools to generate sales orders via the Internet, telephone, and mail. Our Direct business generated revenue of $1.1 billion in 2009, representing 43.3% of our total revenue from our Retail and Direct businesses.

     Catalog Distributions. We have been marketing our products through our print catalog distributions to our customers and potential customers for over 48 years. We believe that our catalog distributions have been one of the primary drivers of the growth of our brand and serve as an important marketing tool for our Retail business. In 2009, we mailed more than 130 million catalogs to all 50 states and to more than 190 countries. Our master catalogs offer a broad range of products while our specialty catalogs offer products focused on one outdoor activity, such as fly fishing, archery, or waterfowl, or one product category, such as women’s clothing.

     Many of our customers read and browse our catalogs, but order products through our website. Based on our customer surveys, we believe that our customers wish to continue to receive catalogs even though they purchase merchandise and services through our website. Accordingly, we remain committed to marketing our products through our catalogs, as we view our catalogs and the Internet as a unified selling and marketing tool. Our goal is to continue to fine tune our catalogs, as well as the number of pages and product mix in each, in order to improve the profitability of each title. We want to create steady, profitable growth in our direct channels, while reducing marketing expenses and significantly increasing the percentage of market share we capture through the Internet.

     Direct Business Marketing. We market our products through our website and catalog circulation. Our website is a cost-effective medium designed to offer a convenient, highly visual, user-friendly, and secure online shopping option for new and existing customers. We continue to expand electronic marketing strategies and customize Internet marketing campaigns to target and optimize specific markets. In addition to the ability to order the same products available in our catalogs, our website gives customers the ability to review product information, purchase gift certificates, research general information on the outdoor lifestyle and outdoor activities, purchase rare and highly specialized merchandise, and choose from other services we provide. The number of visits to our website increased 19.5% in 2009 compared to 2008. Our website was the most visited sports and fitness website in 2009 according to Hitwise, Incorporated, an online measurement company.

     We use our customer database to ensure that customers receive catalogs matching their merchandise preferences, to identify new customers, and to cross-sell merchandise to existing customers. We focus on a disciplined approach in determining the number of pages and circulation of our catalogs in order to maximize productivity and profits as postage and printing costs continue to increase. We also utilize our marketing knowledge base to determine optimal circulation strategies to control our catalog costs while continuing to grow our merchandising business.

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

     Our bank subsidiary is a Federal Deposit Insurance Corporation (“FDIC”) insured, special purpose, Nebraska state-chartered bank. Our bank’s charter limits us to issuing consumer credit cards and certificates of deposit of $100,000 or more. Our bank does not accept demand deposits or make non-credit card loans. During 2009, we had an average of 1,244,621 active credit card accounts with an average balance of $1,857 compared to an average of 1,140,834 active credit card accounts with an average balance of $1,828 during 2008.

     Cabela’s CLUB Visa Card Loyalty Program. The Cabela’s CLUB Visa card loyalty program is a rewards-based credit card program, which we believe has increased brand loyalty among our customers and has helped reduce customer attrition in our merchandising businesses. Our rewards program is a simple loyalty program that allows customers to earn points whenever and wherever they use their credit card and then redeem earned points for products and services at our retail stores or through our Direct business. Our rewards program is integrated into our store point of sale system which adds to the convenience of the rewards program as our employees can inform customers of their number of accumulated points when making purchases at our stores. The percentage of our merchandise sales that were made on the Cabela’s CLUB card was 27.9% for 2009 compared to 27.5% for 2008.

     Financial Services Marketing. We adhere to a low cost, efficient, and tailored credit card marketing program that leverages the Cabela’s brand name. We market the Cabela’s CLUB Visa card through a number of channels, including retail stores, inbound telemarketing, catalogs, and the Internet. Customer service representatives at our customer care centers offer the Cabela’s CLUB Visa card to qualifying customers. This card is marketed throughout our catalogs and our Internet site. Our customers can apply for the Cabela’s CLUB Visa card at our retail stores and website through our instant credit process and, if approved, receive reward points available for use on merchandise purchases the same day. When a customer’s application is approved through the retail store instant credit process, the customer’s new credit card is produced and given to the customer immediately thereafter. Maintaining the growth of our credit card program, while continuing to underwrite high-quality customers and actively manage our credit card delinquencies and charge-offs, is key to the successful performance of our Financial Services business. Our Financial Services growth is dependent, in part, on the success of our Retail and Direct businesses to generate additional sales and to attract additional Financial Services customers.

     Underwriting and Credit Criteria. We underwrite high-quality credit customers and have historically maintained attractive credit statistics compared to industry averages. We adhere to strict credit policies and target high credit quality obligors. The scores of Fair Isaac Corporation (“FICO”) are a widely-used tool for assessing a person’s credit rating. Our cardholders had a median FICO score of 787 at the end of 2009 compared to 786 at the end of 2008. We believe the median FICO scores of our cardholders are well above the industry average. Our charge-offs as a percentage of total outstanding balances were 5.06% in 2009, which we believe is well below the 2009 industry average.

     The table below presents data on our credit card portfolio’s performance comparing the last three years and illustrates the high credit quality of our managed credit card portfolio.

As a Percentage of Managed Loans:	2009	2008	2007
Delinquencies greater than 30 days	1.79%	1.68%	0.97%
Gross charge-offs	5.52	3.40	2.53
Net charge-offs	5.06	2.95	2.01

Products and Merchandising

     We offer our customers a comprehensive selection of high-quality, competitively priced, national and regional brand products, including our own Cabela’s brand. Our product assortment includes merchandise and equipment for hunting, fishing, marine use, and camping, along with casual and outdoor apparel and footwear, optics, vehicle accessories, gifts and home furnishings with an outdoor theme, and furniture restoration related merchandise.

     The following chart sets forth the percentage of revenue contributed by our major product categories for our Retail and Direct businesses and in total for the last three years.

	Retail			Direct			Total
	2009	2008	2007	2009	2008	2007	2009	2008	2007
Hunting Equipment	45.3%	39.9%	38.7%	35.2%	28.7%	26.6%	41.1%	35.1%	32.6%
Fishing and Marine	14.5	15.9	15.6	12.1	12.9	12.3	13.5	14.6	14.0
Camping	8.5	9.3	12.9	10.2	12.5	15.4	9.2	10.6	14.1
Clothing and Footwear	22.9	24.9	27.0	33.4	36.6	36.3	27.3	30.0	31.7
Gifts and Furnishings	8.8	10.0	5.8	9.1	9.3	9.4	8.9	9.7	7.6
Total	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

     Hunting equipment. We provide equipment, accessories, and consumable supplies for almost every type of hunting and sport shooting. Our hunting products are supported by services such as gun bore sighting, scope mounting, and bow tuning to serve the complete needs of our customers.

     Fishing and marine equipment. We provide products for fresh water fishing, fly-fishing, salt water fishing, and ice-fishing. In addition, our fishing and marine equipment offering features a wide selection of electronics, boats and accessories, canoes, kayaks, and other flotation accessories.

     Camping gear and equipment. We provide a diverse selection of camping gear and equipment for various experience levels of outdoor enthusiasts. This product category includes a full range of equipment and accessories supporting all outdoor activities, including food preparation, outdoor cooking, travel, and outdoor living. In this category we also include all-terrain vehicles, as well as accessories for automobiles and all-terrain vehicles.

     Clothing and footwear. Our clothing and footwear merchandise includes fieldwear and sportswear apparel and technical gear for the active outdoor enthusiast, as well as apparel and footwear for the casual customer.

     Gifts and home furnishings. Our gifts merchandise includes games, food assortments, books, jewelry, and art with outdoor themes. Home furnishings merchandise includes furnishings and accents with outdoor themes for the home and cabin, as well as restoration products. Our home restoration products include unusual and hard-to-find antique furniture and vintage home restoration supplies.

     Cabela’s branded products. In addition to national brands, we offer our exclusive Cabela’s branded merchandise. We have a significant penetration of Cabela’s branded merchandise in casual apparel and footwear as well as in selected hard goods categories such as camping, fishing, and optics. Where possible, we seek to protect our Cabela’s branded products by applying for trademark or patent protection for these products. Our Cabela’s branded products typically generate higher gross profit margins compared to our other branded products. In 2009, our Cabela’s branded merchandise accounted for approximately one-third of our merchandise revenue. By having an appropriate mix of Cabela’s branded and other branded merchandise, we strive to meet the expectations and needs of our customers and expand the recognition of the Cabela’s brand.

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

     Our marketing strategy focuses on using our multi-channel model to build the strength and recognition of our brand by communicating our wide and distinctive offering of quality products to our customers, and potential customers, in a cost effective manner. Our largest marketing effort consists of distributing over 130 million catalogs annually in order to attract customers to our Retail and Direct businesses. We have also established our website to market our products to customers and potential customers who shop via the Internet. We use both our catalogs and our website to cross-market at our retail stores. Our marketing strategy is designed to convey our outdoor lifestyle image, enhance our brand, and emphasize our position in our target markets.

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

Competition

     We compete in a number of large, very fragmented, and highly competitive markets, including the outdoor recreation, and casual apparel and footwear markets. The outdoor recreation market is comprised of several categories including hunting, fishing, camping, and wildlife watching, and we believe it crosses over a wide range of geographic and demographic segments.

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

Customer Service

     Since our founding in 1961, we have been deeply committed to serving our customers by selling high-quality products through sales associates who deliver excellent customer service and in-depth product knowledge. We strive to provide superior customer service at the time of sale and after the sale with our Legendary Guarantee and Cabela’s Xtreme Protection plans. We continue to advance our efforts for offering customers a seamless, integrated experience whether they shop with us in our retail stores, on the telephone, or on the Internet. Our customers can always access well-trained, friendly, knowledgeable associates and outfitters to answer their product use and merchandise selection questions. We believe our ability to establish and maintain long-term relationships with our customers and encourage repeat visits and purchases, is due, in part, to the strength of our customer support and service operations.

Distribution and Fulfillment

     We operate distribution centers located in Sidney, Nebraska; Prairie du Chien, Wisconsin; and Wheeling, West Virginia. These distribution centers comprise nearly 3.0 million square feet of warehouse space for our retail store replenishment and Direct business activities. We ship merchandise to our Direct business customers via United Parcel Service and the U.S. Postal Service. We use common carriers and typically deliver inventory two to three times per week for replenishment of our retail stores. On January 1, 2010, we opened a small distribution center in Winnipeg, Manitoba.

Management Information Systems

     Our management information and operational systems manage our Retail, Direct, and Financial Services businesses. These systems are designed to process customer orders, track customer data and demographics, order, monitor, and maintain sufficient amounts of inventory, facilitate vendor transactions, and provide financial reporting. We continually evaluate, modify, and update our information technology systems supporting the supply chain, including our design, sourcing, merchandise planning, forecasting and purchase order, inventory, distribution, transportation, and price management systems. We continue to make modifications to our technology that will involve updating or replacing certain systems with successor systems, including improvements to our systems for multi-channel merchandise and financial planning, e-commerce, and customer relationship management.

Employees

     At the end of 2009, we employed 13,300 employees - 6,300 of whom were employed full time. We use part-time and temporary workers to supplement our labor force at peak times during our third and fourth quarters. None of our employees are represented by a labor union or are party to a collective bargaining agreement. We have not experienced any work stoppages and consider our relationship with our employees to be good.

Seasonality

     We experience seasonal fluctuations in our revenue and operating results. Due to buying patterns around the holidays and the opening of hunting seasons, our merchandise revenue is traditionally higher in the third and fourth quarters than in the first and second quarters, and we typically earn a disproportionate share of our operating income in the fourth quarter. Because of our retail store expansion, and fixed costs associated with retail stores, our quarterly operating income may be further impacted by these seasonal fluctuations. We anticipate our sales will continue to be seasonal in nature. Refer to Note 25 to our consolidated financial statements for quarterly results of operations for 2009 and 2008.

Government Regulation

     Regulation of Our Bank Subsidiary. Our wholly-owned bank subsidiary is a Nebraska state-chartered bank with deposits insured by the Bank Insurance Fund of the FDIC. Our bank subsidiary is subject to comprehensive regulation and periodic examination by the Nebraska Department of Banking and Finance (“NDBF”) and the FDIC.

     Our bank subsidiary does not qualify as a “bank” under the Bank Holding Company Act of 1956, as amended, (“BHCA”), because it is in compliance with a credit card bank exemption from the BHCA. If our bank subsidiary failed to meet the credit card bank exemption criteria, its status as an insured depository institution would make us subject to the provisions of the BHCA, including restrictions as to the types of business activities in which a bank holding company and its affiliates may engage. We could be required to either divest our bank subsidiary or divest or cease any activities not permissible for a bank holding company and its affiliates, including our Retail and Direct businesses.

     There are various federal and Nebraska laws and regulations relating to minimum regulatory capital requirements and requirements concerning the payment of dividends from net profits or surplus, restrictions governing transactions between an insured depository institution and its affiliates, and general federal and Nebraska regulatory oversight to prevent unsafe or unsound practices. At the end of 2009, our bank subsidiary met the requirements for a “well capitalized” institution, the highest of the Federal Deposit Insurance Corporation Improvement Act’s five capital ratio levels. A “well capitalized” classification should not necessarily be viewed as describing the condition or future prospects of a depository institution, including our bank subsidiary.

     At the beginning of fiscal 2010, our bank subsidiary’s required capital will be increased under regulatory capital requirements of the applicable federal agencies as a result of new accounting standards requiring the consolidation of the assets and liabilities of the Cabela’s Master Credit Card Trust and related entities (collectively referred to as the “Trust”) on our bank subsidiary’s balance sheet. As of December 31, 2009, the most recent notification from the FDIC categorized our bank subsidiary as well capitalized under the regulatory framework for prompt corrective action. In order for our bank subsidiary to continue to meet the minimum requirements for the well-capitalized classification under the regulatory framework for prompt corrective action, we will contribute approximately $200 million in 2010 in additional capital to our bank subsidiary. See “Risk Factors – Recently adopted amendments to accounting standards will require us to consolidate previous and future securitization transactions, which will have a significant impact on our consolidated financial statements, and will cause us to reallocate capital from our Retail and Direct businesses to meet the capital needs of our Financial Services business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Impact of New Accounting Pronouncements.”

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

     The Credit Card Accountability Responsibility and Disclosure Act of 2009 (the “CARD Act”) was signed into law in May 2009. The CARD Act restricts our ability to increase interest rates on existing credit card balances, charge over-limit fees, and charge fees for making a payment. The CARD Act provisions also further define acceptable due dates, payment allocations, disclosure requirements, and “reasonable” fees and prohibit increasing the interest rates on variable rate credit card accounts that are subject to a fixed-rate floor. Certain provisions of the CARD Act became effective on August 20, 2009. Other provisions become effective in February 2010 and August 2010. See “Risk Factors - The Credit Card Accountability Responsibility and Disclosure Act of 2009 and related regulations may impact the practices of our Financial Services business and could have a material adverse effect on our results of operations” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Developments in Legislation and Regulation.”

     On June 17, 2009, the Obama administration announced a sweeping proposal to reform the U.S. financial services industry. One of the changes included in this proposal was to eliminate the exemption from the definition of “bank” under the BHCA for credit card banks, such as our bank subsidiary. On December 11, 2009, the U.S. House of Representatives passed “The Wall Street Reform and Consumer Protection Act of 2009” (the “House Reform Bill”). Under the House Reform Bill, the exemption from the definition of “bank” under the BHCA for credit card banks was preserved. It is unclear whether any enacted legislation will preserve, eliminate, or modify this exemption. If such exemption were eliminated or modified, we may be required to divest our ownership of our Financial Services business unless we were willing and able to become a bank holding company under the BHCA. See “Risk Factors - Proposed financial system reforms could, if adopted as proposed, require us to divest our Financial Services business, which may materially adversely affect our business and results of operation” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Developments in Legislation and Regulation”.

     Taxation Applicable to Us. We pay applicable corporate income, franchise, and other taxes to states in which our retail stores are physically located. As we open more retail stores, we will be subject to tax in an increasing number of state and local taxing jurisdictions. Upon entering a new state, we historically applied for a private letter ruling from the state’s revenue department stating which types of taxes our Retail and Direct businesses would be required to collect and pay in such state, and we accrued and remitted the applicable taxes based upon the private letter ruling. Although we believe we properly accrued for these taxes based on our interpretation of the tax code and prior private letter rulings, state taxing authorities may challenge our interpretation or attempt to revoke their prior private letter rulings. If state taxing authorities are successful, additional taxes, interest, and related penalties may be assessed. See “Risk Factors - Our historic sales tax collection policy for our Direct business may subject us to liabilities for unpaid sales taxes on past Direct business sales.”

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

Intellectual Property

     Cabela’s®, Cabela’s CLUB®, Cabelas.com®, World’s Foremost Outfitter®, World’s Foremost Bank®, Bargain Cave®, and Herters® are among our registered service marks or trademarks with the United States Patent and Trademark Office. We have numerous pending applications for trademarks. In addition, we own several other registered and unregistered trademarks and service marks involving advertising slogans and other names and phrases used in our business. We own certain patents associated with various products. We also own trade secrets, domain names, and copyrights, which have been registered for each of our catalogs.

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

     Our results of operations are materially affected by conditions in the economy generally. Volatile oil prices, falling real estate values, the availability and cost of credit, risks of increased inflation and deflation, declining business and consumer confidence, and increased unemployment have created fears of a continuing recession. Factors such as consumer spending and the volatility and strength of the capital markets all affect the business and macroeconomic environment and, ultimately, the revenue and profitability of our business. In a recession characterized by higher unemployment, lower family income, and lower consumer spending, the demand for our products could be adversely affected. This may materially affect our business and results of operations.

     Competition in the outdoor recreation and casual apparel and footwear markets could reduce our revenue and profitability.

     The outdoor recreation and casual apparel and footwear markets are highly fragmented and competitive. We compete directly or indirectly with the following types of companies:
  other specialty retailers that compete with us across a significant portion of our merchandising categories through retail store or direct businesses, such as Bass Pro Shops, Gander Mountain, Orvis, The Sportsman’s Guide, and Sportsman’s Warehouse;
  large-format sporting goods stores and chains, such as The Sports Authority, Dick’s Sporting Goods, and Big 5 Sporting Goods;
  retailers that currently compete with us through retail businesses that may enter the direct business;
  mass merchandisers, warehouse clubs, discount stores, and department stores, such as Wal-Mart and Target; and
  casual outdoor apparel and footwear retailers, such as L.L. Bean, Lands’ End, and REI.

     Many of our competitors have a larger number of stores, and some of them have substantially greater market presence, name recognition, and financial, distribution, marketing, and other resources than we have. In addition, if our competitors reduce their prices, we may have to reduce our prices in order to compete. Furthermore, some of our competitors have aggressively built new stores in locations with high concentrations of our Direct business customers. As a result of this competition, we may need to spend more on advertising and promotion. Some of our mass merchandising competitors, such as Wal-Mart, do not currently compete in many of the product lines we offer. If these competitors were to begin offering a broader array of competing products, or if any of the other factors listed above occurred, our revenue could be reduced or our costs could be increased, resulting in reduced profitability.

     If we are unable to comply with the terms of our credit arrangements, especially the financial covenants, our unsecured revolving credit facility could be terminated and our unsecured senior notes could become due and payable. Additionally, we are subject to counterparty risk on our unsecured revolving credit facility.

     Our $350 million unsecured revolving credit facility and unsecured senior notes contain certain financial covenants, including the maintenance of minimum debt coverage, a fixed-charge coverage ratio, a cash flow leverage ratio, and a minimum tangible net worth standard. We may not be able to satisfy these ratios, especially if our operating results deteriorate as a result of, but not limited to, adverse current economic conditions, the deepening of the recession, or the impact of other risk factors that may have a negative impact on our business and results of operations. A breach of any financial covenant or our inability to comply with the required financial ratios could result in a default under our unsecured revolving credit facility and unsecured senior notes, and we can provide no assurance that we would be able to obtain the necessary waivers or amendments from our lenders to remedy a default. In the event of any default that is not waived, the lenders under our unsecured revolving credit facility are not required to lend any additional amounts or issue letters of credit and could require us to apply all of our available cash to collateralize any outstanding letters of credit and declare any outstanding borrowings, together with accrued interest and other fees, to be immediately due and payable. In addition, the holders of our unsecured senior notes could declare all outstanding amounts, together with accrued interest and other fees, to be immediately due and payable.

     In addition, recent and unprecedented distress in the worldwide credit markets has had an adverse impact on the availability of credit. Although our $350 million unsecured revolving credit facility does not expire until June 2012, continued market deterioration could jeopardize the counterparty obligations of one or more of the banks participating in our facility, which could have an adverse effect on our business if we are not able to replace such credit facility or find other sources of liquidity on acceptable terms.

     We may not be able to raise additional capital or obtain additional financing if needed.

     The recent volatility in the equity and debt markets, the tightening of the credit markets, and the worldwide recession could make it more difficult for us to raise additional capital or obtain additional financing. We cannot be certain that additional funds will be available if needed and to the extent required or, if available, on acceptable terms. If we cannot raise necessary additional funds on acceptable terms, there could be a material adverse impact on our business and results of operations. We also may not be able to fund expansion, take advantage of future opportunities, meet our existing debt obligations, or respond to competitive pressures or unanticipated requirements.

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

     Failure to protect the personal information of our customers may harm our business and reputation.

     The nature of our business requires that we collect and maintain personal information about our customers. We use third-party systems, software, and tools in order to protect the customer data we obtain through the course of our business. Although we maintain security measures to protect such customer information, security breaches, computer viruses, acts of vandalism, human error, or other similar events may result in the unauthorized disclosure of confidential customer information. Such a security breach could damage our reputation with our customers and expose us to the risk of litigation.

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

     The opening of new retail stores has contributed significantly to the growth of our merchandising revenue. As part of our efforts to improve retail operations, and in light of the challenging macroeconomic environment facing retailers, we made the strategic decision to slow the pace of our retail store expansion. We opened eight new retail stores in 2007, two new retail stores in 2008, one new retail store in 2009, and currently plan to open one new retail store in 2010. The slower pace of our retail store expansion may negatively impact our revenue growth and profitability.

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

     During 2009, our Direct business accounted for 43.3% of the total revenue in our Retail and Direct businesses. Our Direct business is subject to a number of risks and uncertainties, some of which are beyond our control, including the following:
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
     Any disruption in these services could have a negative impact on our ability to market and sell our products, and serve our customers. Our ten largest trade vendors collectively represented approximately 13% of our total merchandise purchases in 2009. If we are unable to acquire suitable merchandise or lose one or more key vendors, we may not be able to offer products that are important to our merchandise assortment. We also are subject to risks, such as the unavailability of raw materials, labor disputes, union organizing activity, strikes, inclement weather, natural disasters, war and terrorism, and adverse general economic and political conditions that might limit our vendors’ ability to provide us with quality merchandise on a timely basis. We have no contractual arrangements providing for continued supply from our key vendors and our vendors may discontinue selling to us at any time. We may not be able to develop relationships with new vendors, and products from alternative sources, if any, may be of a lesser quality and more expensive than those we currently purchase. Any delay or failure in offering products to our customers could have an adverse impact on our revenue and profitability. In addition, if the cost of fuel rises, the cost to deliver merchandise to the customers of our Direct business and from our distribution centers to our retail stores may rise which could have an adverse impact on our profitability.

     Political and economic uncertainty and unrest in foreign countries where our merchandise vendors are located and trade restrictions upon imports from these foreign countries could adversely affect our ability to source merchandise and operating results.

     In 2009, approximately 14% of our merchandise was imported directly from vendors located in foreign countries, with approximately 88% of our imported merchandise being obtained directly from vendors located in China, Hong Kong, South Korea, and Taiwan. In addition, we believe that a significant portion of our other vendors obtain their products from foreign countries that may also be subject to political and economic uncertainty. We are subject to risks and uncertainties associated with changing economic and political conditions in foreign countries where our vendors are located, such as:
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

     We experience seasonal fluctuations in our revenue and operating results. Historically, we have realized a significant portion of our revenue and earnings for the year in the fourth quarter. In 2009 and 2008, respectively, we generated 34.9% and 34.5% of our revenue, and 33.5% and 64.7% of our net income, in the fourth quarter. We incur significant additional expenses in the fourth quarter due to higher customer purchase volumes and increased staffing. If we miscalculate the demand for our products generally or for our product mix during the fourth quarter, our revenue could decline, which would harm our financial performance. In addition, abnormally warm weather conditions during the fourth quarter can reduce sales of many of the products normally sold during this time period and inclement weather can reduce store traffic or cause us to temporarily close stores causing a reduction in revenue. Because a substantial portion of our operating income is derived from our fourth quarter revenue, a shortfall in expected fourth quarter revenue would cause our annual operating results to suffer significantly.

     If we lose key management or are unable to attract and retain the talent required for our business, our operating results could suffer.

     Our future success depends to a significant degree on the skills, experience, and efforts of our senior executive management and merchandising teams. With the exception of our Chairman, Richard N. Cabela, our Vice Chairmen, James W. Cabela and Dennis Highby, and our President and Chief Executive Officer, Thomas L. Millner, none of our senior management or directors has employment agreements other than our Management Change of Control Severance Agreements. We do not carry key-man life insurance on any of our executives or key management personnel. In addition, our corporate headquarters is located in a sparsely populated rural area which may make it difficult to attract and retain qualified individuals for key management positions. The loss of the services of any of these individuals or the inability to attract and retain qualified individuals for our key management positions could cause our operating results to suffer.

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

     We currently rely on distribution centers in Sidney, Nebraska; Prairie du Chien, Wisconsin; and Wheeling, West Virginia, to handle our distribution needs. In addition, on January 1, 2010, we opened a small distribution center in Winnipeg, Manitoba. We operate a return center in Oshkosh, Nebraska; and our Wheeling, West Virginia,

distribution center also processes returns. Any natural disaster or other serious disruption to these centers due to fire, tornado, or any other calamity could damage a significant portion of our inventory and materially impair our ability to adequately stock our retail stores, deliver merchandise to customers, and process returns to vendors and could result in lost revenue, increased costs, and reduced profits.

     Our historic sales tax collection policy for our Direct business may subject us to liabilities for unpaid sales taxes on past Direct business sales.

     Many states have attempted to require that out-of-state direct marketers, whose only contacts with the state are solicitations and delivery to their residents of products purchased through the mail or the Internet, collect sales taxes on the sale of these products. In addition, a private litigant, purportedly on behalf of various states, has initiated litigation against several out-of-state direct marketers alleging that the failure to collect and remit sales tax violates various state false claims laws. The U.S. Supreme Court has held that states, absent congressional legislation, may not impose tax collection obligations on out-of-state direct marketers unless the out-of-state direct marketer has nexus with the state. Nexus generally is created by the physical presence of the direct marketer, its agents, or its property within the state. Our sales tax collection policy for our Direct business is to collect and remit sales tax in states where our Direct business has established nexus. Prior to the opening of a retail store, we historically sought a private letter ruling from the state in which the store would be located as to whether our Direct business would have nexus with that state as a result of the store opening. Some states have enacted legislation that requires sales tax collection by direct marketers with no physical presence in that state. In some instances, the legislation assumes nexus exists because of the physical presence of an affiliated entity engaged in the same line of business. During the first quarter of 2008, we received an assessment for unpaid sales taxes on prior Direct business sales from a state with such legislation. It is also possible that we may receive future assessments from other states for unpaid sales taxes on prior Direct business sales. We presently intend to vigorously contest the assessment and any future sales tax assessments, but we may not prevail. If we do not prevail with respect to any assessment, we could be held liable for sales taxes, plus interest and penalties, on prior Direct business sales, which could be substantial.

     Taxation risks could subject us to liability for past sales and cause our future Direct business sales to decrease.

     A number of states have been considering or adopted initiatives that require Internet retailers operating “affiliate programs” in the state to collect sales tax on the retailer’s sales to residents in these states. We believe that affiliate programs do not create nexus with a state and that these initiatives are inconsistent with the U.S. Supreme Court’s holding that states, absent congressional legislation, may not impose tax collection obligations on out-of-state direct marketers unless the out-of-state direct marketer has nexus with the state. If these initiatives are successful, we could be required to collect sales taxes in additional states. The imposition by state governments of sales tax collection obligations on out-of-state direct marketers who participate in Internet commerce could create administrative burdens for us, put us at a competitive disadvantage if they do not impose similar obligations on our competitors, and decrease our future Direct sales.

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

     We have received economic development packages from many of the local and state governments where our retail stores are located. In some locations, we have experienced an increased amount of government and citizen resistance and critical review of economic development packages. This resistance and critical review may cause local and state government officials in future locations to deny or limit economic development packages that might otherwise be available to us. The failure to obtain similar economic development packages in the future for any of these reasons could cause us to significantly alter our retail store strategy or format. As a result, we could be forced to invest less capital in our stores which could have an adverse effect on our ability to construct the stores as attractive tourist and entertainment shopping destinations, possibly leading to a decrease in revenue or revenue growth. In addition, the failure to obtain similar economic development packages for stores built in the future would have an adverse impact on our cash flows and on the return on investment in these stores.

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

     The economic development packages which we have received in connection with the construction of our current stores have, in some instances, contained forfeiture provisions and other remedies in the event we do not fully comply with the terms of the economic development agreements. Among the terms which could trigger these remedies are the failure to maintain certain employment and wage levels, failure to timely open and operate a retail store, and failure to develop property adjacent to a retail store. At January 2, 2010, the total amount of grant funding subject to repayment pursuant to a specific contractual remedy was approximately $10 million. Other remedies that have been included in some economic development agreements are loss of priority to tax payments supporting the repayment of bonds held by us. Where specific remedies are not set forth, the local governments would be entitled to pursue general contract remedies. A default by us under these economic development agreements could have an adverse effect on our cash flows and profitability.

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

     Our Financial Services business requires a significant amount of cash to operate. These cash requirements will increase if our credit card originations increase or if our cardholders’ balances or spending increase. Historically, we have relied upon external financing sources to fund these operations, and we intend to continue to access external sources to fund our growth. A number of factors such as our financial results, changes within our organization, disruptions in the capital markets, increased competition in the deposit markets, our corporate and regulatory structure, interest rate fluctuations, general economic conditions, possible negative credit ratings affecting our asset-

backed securities, and accounting and regulatory changes and relations could make such financing more difficult or impossible to obtain or more expensive. We have been particularly reliant on funding from securitization transactions for our Financial Services business. Securitization funding sources include both variable funding facilities and fixed and floating rate term securitizations. A failure to renew these facilities, to resecuritize the term securitizations as they mature, or to add additional term securitizations and variable funding facilities on favorable terms as it becomes necessary could increase our financing costs and potentially limit our ability to grow our Financial Services business.

     Furthermore, even if we are able to securitize our credit card loans consistent with past practice, poor performance of our securitized loans, including increased delinquencies and credit losses, lower payment rates, or a decrease in excess spreads below certain thresholds, could result in a downgrade or withdrawal of the ratings on the outstanding securities issued in our securitization transactions, cause “early amortization” or “early redemption” of these securities, or result in higher required credit enhancement levels. This could jeopardize our ability to complete other securitization transactions on acceptable terms, decrease our liquidity, and force us to rely on other potentially more expensive funding sources, to the extent available, which would decrease our profitability.

     The volatility and disruption of the capital and credit markets as well as downgrades of the ratings on the outstanding notes issued by our Financial Services business’ securitization trust may negatively impact our ability to access financing.

     While we intend to finance our growth initiatives and operations with existing cash, cash flow from operations, and borrowings under our existing revolving credit facility, we may require additional financing to support our growth initiatives and operations. Our Financial Services business historically relied on funding from securitization transactions to fund a significant portion of its cash requirements. Deterioration in the global capital markets has caused financial institutions to seek additional capital, merge with larger financial institutions and, in some cases, fail. These conditions have led to concerns by market participants about the stability of the financial markets generally and the strength of counterparties, resulting in a contraction of available credit, even for the most credit-worthy borrowers. These conditions have also negatively impacted the market for asset-backed securities. In 2009, the Federal Reserve Bank of New York implemented the Term Asset-Backed Securities Loan Facility Program (“TALF”) in an effort to facilitate the issuance of asset-backed securities and improve the market conditions for asset-backed securities generally. The TALF program is currently scheduled to expire March 31, 2010, with respect to the category of asset-backed securities issued by our Financial Services business. It is unclear at this time what impact the expiration of the TALF program will have on our ability to continue to access the asset-backed securities market at favorable terms or at all.

     Due to the existing uncertainty in the capital and credit markets and the uncertainty as to the effects of the expiration of the TALF program, our access to capital may not be available on terms acceptable to us or at all. Further, the ability of our Financial Services business to engage in securitization transactions on favorable terms or at all could be adversely affected by further disruptions in the capital markets or other events, which could materially affect our business and cause our Financial Services business to lose an important source of capital.

     Our current funding strategy includes a continued reliance on certificates of deposit to fund growth and maturing securitizations. If there is an increase in other financial institutions relying on the deposits market for liquidity and funding, competition in the deposits market may increase resulting in less funds available or funds at unattractive rates. In addition to the non-brokered certificates of deposit market to fund growth and maturing securitizations, we have access to the brokered certificates of deposit market through multiple financial institutions for liquidity and funding purposes. Our ability to issue certificates of deposit is reliant on our current regulatory capital levels. If our bank subsidiary were to be classified as an “adequately capitalized” bank, we would be required to obtain a waiver from the Federal Deposit Insurance Corporation (“FDIC”) in order to continue to issue certificates of deposits and would be limited to what interest rate we can pay on deposits.

     Recently adopted amendments to accounting standards will require us to consolidate previous and future securitization transactions, which will have a significant impact on our consolidated financial statements, and will cause us to reallocate capital from our Retail and Direct businesses to meet the capital needs of our Financial Services business.

     The Financial Accounting Standards Board updated Accounting Standards Codification (“ASC”) Topic 810, Consolidations, and ASC Topic 860, Transfers and Servicing, which significantly changed the accounting for transfers of financial assets and the criteria for determining whether to consolidate a variable interest entity (“VIE”). The update to ASC Topic 860 eliminates the qualifying special purpose entity (“QSPE”) concept, establishes conditions for reporting a transfer of a portion of a financial asset as a sale, clarifies the financial-asset derecognition criteria, revises how interests retained by the transferor in a sale of financial assets initially are measured, and removes the guaranteed mortgage securitization recharacterization provisions. The update to ASC Topic 810 requires reporting entities to evaluate former QSPEs for consolidation, changes the approach to determining a VIE’s primary beneficiary from a mainly quantitative assessment to an exclusively qualitative assessment designed to identify a controlling financial interest, and increases the frequency of required reassessments to determine whether a company is the primary beneficiary of a VIE. The application of ASC Topics 810 and 860 resulted in the consolidation of the Trust’s assets and liabilities effective January 3, 2010. The Financial Services business will also be required to establish allowances for loan losses relating to such assets beginning in fiscal 2010.

     We have evaluated the impact that the guidance of ASC Topics 810 and 860 will have on our compliance with the financial covenants in our credit agreements and unsecured notes and do not believe that these accounting standards, if they were effective as of January 2, 2010, would have caused us to be in breach of any financial covenants in our credit agreements and unsecured notes. We can offer no assurances that the impact from the application of these accounting standards will not cause us to breach financial covenants in our credit agreements and unsecured notes in the future. In addition, our existing credit agreement limits the amount of capital we can contribute to our bank subsidiary to $225 million in calendar year 2010 plus up to $25 million in any fiscal year. In November 2009, we made a $25 million capital contribution to our bank subsidiary.

     On January 21, 2010, the Office of the Comptroller of the Currency, the Federal Deposit Insurance Corporation, the Office of Thrift Supervision, and the Federal Reserve (collectively, the “federal agencies”) issued final rules entitled Risk-Based Capital Guidelines; Capital Adequacy Guidelines; Capital Maintenance; Regulatory Capital; Impact of Modifications to Generally Accepted Accounting Principles; Consolidation of Asset-Backed Commercial Paper Programs; and Other Related Issues relating to changes to regulatory capital as a result of ASC Topics 810 and 860. The Financial Services business will be subject to increased regulatory capital requirements as a result of consolidating the assets of the Trust. The final rule provides an optional two-quarter delay and subsequent two-quarter phase-in (for a maximum of one year) for the effect on risk-based capital relating to the assets that must be consolidated as a result of the change in accounting principles. The final rule provides no ongoing relief for increases in risk-based capital or leverage capital requirements that will result from assets transferred in connection with securitizations being brought on balance sheet as a result of the change in generally accepted accounting principles. As a consequence, no later than December 31, 2010, the Financial Services business will be required to maintain both risk-based capital and leverage capital against the assets of the Trust, which will require us to contribute approximately $200 million in additional capital to our bank subsidiary during 2010. This could significantly alter our growth initiatives. Although our bank subsidiary satisfies the requirements for the well-capitalized classification under the regulatory framework for prompt corrective action at January 2, 2010, no assurances can be given that our bank subsidiary will continue to satisfy such requirements. If our bank subsidiary ceases to qualify as well-capitalized, the bank would become subject to regulatory restrictions that could materially adversely affect its ability to conduct normal operations, liquidity, and cost of funds.

     ASC Topics 810 and 860 may also eliminate our ability to rely on the FDIC’s regulation relating to the treatment of financial assets transferred in a securitization transaction. In November 2009, the FDIC announced an interim amendment of this regulation. Under the interim amendment, the legal isolation of property transferred in a securitization transaction prior to March 31, 2010, is preserved, regardless of whether the transfer qualifies for sale accounting treatment under new accounting standards if the transfer otherwise complies with the FDIC’s regulation. On December 15, 2009, the FDIC issued an Advance Notice of Proposed Rulemaking in order to solicit public comments on proposed amendments to the FDIC’s regulation that apply to securitization transactions completed after March 31, 2010. We cannot predict the terms and conditions of the FDIC’s ultimate regulation relating to the treatment of financial assets transferred in a securitization. Until these issues are resolved, our ability to complete new securitization transactions after March 31, 2010, on acceptable terms or at all may be adversely affected.

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
  operational risk related to our ability to acquire the necessary operational and organizational infrastructure, manage expenses as we expand, and recruit management and operations personnel with the experience to run an increasingly complex and highly-regulated business; and
  the credit card industry is highly competitive with increased use of advertising, target marketing, reward programs, and pricing competition in interest rates and cardholder fees as both traditional and new credit card issuers seek to expand or to enter the market and compete for customers.
     Economic downturns and social and other factors could cause our credit card charge-offs and delinquencies to increase, or credit card balances to decrease, which would decrease our profitability.

     The continued economic downturn and other conditions beyond our control have adversely affected unemployment rates, consumer spending, consumer indebtedness, and availability of consumer credit, which in turn adversely affected the ability and willingness of the cardholders to pay amounts owed to our Financial Services business. These factors have led to increased delinquencies and charge-offs. The economic downturn may continue, unemployment may continue to rise, the housing market may continue to be depressed, and consumer credit availability may continue to decrease. The ability and willingness of cardholders to pay could continue to be adversely affected, which would increase delinquencies and charge-offs. In addition, with the deterioration in economic conditions, the number of transactions and average purchase amount of transactions on the credit card accounts may be reduced, which would reduce the revenue of our Financial Services business. A variety of social and other factors also may cause changes in credit card use, payment patterns, and the rate of defaults by cardholders. These social factors include changes in consumer confidence levels, the public’s perception of the use of credit cards, changing attitudes about incurring debt, and the stigma of personal bankruptcy. Our underwriting criteria and portfolio management, product design, and collection operations may be insufficient to protect the growth and profitability of our Financial Services business during a sustained period of economic downturn or recession or a material shift in social attitudes, and may be insufficient to protect against these additional negative factors.

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

     Our Financial Services business operates in a heavily regulated industry and is therefore subject to a wide array of banking and consumer lending laws and regulations. Failure to comply with these laws and regulations could result in financial, structural, and operational penalties being imposed. In addition, as a Visa member bank, our bank must comply with rules and regulations imposed by Visa. For example, our bank subsidiary and Cabela’s could be fined by Visa for failing to comply with Visa’s data security standards.

     Effective July 1, 2010, the Federal Reserve Board’s amendments to Regulation AA (Unfair or Deceptive Acts or Practices) and Regulation Z (Truth in Lending) will place new limitations on credit card issuers. This includes new rules regarding increasing interest rates, allocations of payments, reasonable time to make payments, and changes to default pricing. In addition, these amendments will increase disclosures to consumers as well as increase notice periods for changes in terms and interest rates. The amendments will restrict our ability to manage credit risk and interest rate risk which may negatively affect earnings. We are evaluating these amendments and looking for ways to mitigate their potential impact and reduce any material adverse effects to earnings.

     The Credit Card Accountability Responsibility and Disclosure Act of 2009 and related regulations may impact the practices of our Financial Services business and could have a material adverse effect on our results of operations.

     The Credit Card Accountability Responsibility and Disclosure Act of 2009 (the “CARD Act”) and related regulations require our Financial Services business to change some of its current practices. These requirements will restrict our ability to increase interest rates on existing credit card balances, charge over-limit fees, and charge fees for making a payment. The CARD Act provisions and related regulations also further define acceptable due dates, payment allocations, disclosure requirements, and "reasonable" fees and prohibit increasing the interest rates on variable rate credit card accounts that are subject to a fixed-rate floor. Most of the requirements of the CARD Act become effective in February 2010, but several provisions became effective on August 20, 2009 and others will become effective in August 2010. The Federal Reserve has not issued the final rules that will take effect in August 2010 therefore it is difficult to evaluate the effects these provisions will have on our Financial Services business.

     The new requirements impose substantive requirements and restrictions on credit card accounts as well as many new disclosure requirements, some of which require significant adjustments to our Financial Service business’ systems. Our Financial Services business is evaluating the effects of the CARD Act on its existing practices, cardholder agreements, annual percentage rates, and revenue. The full impact of the CARD Act on our Financial Services business is unknown at this time. The full impact on consumer behavior and the actions of our competitors is also unknown. Compliance with the CARD Act provisions could result in reduced interest income and other fee income. Our bank subsidiary issued a change in terms effective July 2009 to lessen the effects of the CARD Act. If we are not able to lessen the impact of the changes required by the CARD Act, the changes may have a material adverse effect on our results of operations.

     Proposed financial system reforms could, if adopted as proposed, require us to divest our Financial Services business, which may materially adversely affect our business and results of operation.

     On June 17, 2009, the Obama administration announced a sweeping proposal to reform the U.S. financial services industry. One of the changes included in this proposal was to eliminate the exemption from the definition of “bank” under the Bank Holding Company Act of 1954, as amended, (“BHCA”) for credit card banks, such as our Financial Services business. On December 11, 2009, the U.S. House of Representatives passed “The Wall Street Reform and Consumer Protection Act of 2009” (the “House Reform Bill”). Under the House Reform Bill, the exemption from the definition of “bank” under the BHCA for credit card banks was preserved. It is unclear whether any enacted legislation will preserve, eliminate, or modify this exemption. If such exemption were eliminated or modified, we may be required to divest our ownership of our Financial Services business unless we were willing and able to become a bank holding company under the BHCA. Any such forced divestiture may materially adversely affect our business and results of operation.

     Changes in interest rates could have a negative impact on our earnings.

     In connection with our Financial Services business, we borrow money from institutions and accept funds by issuing brokered and non-brokered certificates of deposit, which we then lend to cardholders. We earn interest on the cardholders’ account balances, and pay interest on the certificates of deposit and borrowings we use to fund those loans. Changes in these two interest rates affect the value of the assets and liabilities of our Financial Services business. If the rate of interest we pay on borrowings increases more (or more rapidly) than the rate of interest we earn on loans, our net interest income, and therefore our earnings, could fall. Our earnings could also be adversely affected if the rates on our credit card account balances fall more quickly than those on our borrowings. In addition, at the end of 2009, approximately 31.7% of our cardholders did not maintain balances on their credit card accounts. We do not earn any interest from these accounts but do earn other fees from these accounts such as Visa interchange fees. In the event interest rates rise, the spread between the interest rate we pay on our borrowings and the fees we earn from these accounts may change and our profitability may be adversely affected.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

     None.

ITEM 2. PROPERTIES

     At the end of 2009, in addition to our retail stores listed below, we also operated our corporate headquarters, administrative offices, three distribution centers, a merchandise return center, and five customer care centers. The following table provides information regarding the general location, use, and approximate size of our principal non-retail properties:

		Total	Segment That
Property	Location	Square Feet	Uses Property
Corporate Headquarters	Sidney, Nebraska	294,000	Retail, Direct and Other
Administrative Offices,
Retail Store Concept Center,
and Customer Care Center	Sidney, Nebraska	131,000	Retail, Direct and Other
Distribution Center	Sidney, Nebraska	752,000	Other
Distribution Center	Prairie du Chien, Wisconsin	1,071,000	Other
Distribution Center	Wheeling, West Virginia (1)	1,165,000	Other
Distribution Center,
Customer Care Center,
and Administrative Offices	Winnipeg, Manitoba (1)	118,000	Retail, Direct and Other
Retail Store, Warehouse,
and Administrative Offices	Winnipeg, Manitoba	101,000	Retail and Direct
Merchandise Return Center	Oshkosh, Nebraska	52,000	Other
Customer Care Center	North Platte, Nebraska	12,000	Direct
Customer Care Center
and Administrative Offices	Kearney, Nebraska	151,000	Retail and Direct
Customer Care Center	Grand Island, Nebraska (1)	12,000	Direct
Customer Care Center			Direct, Financial Services
and Administrative Offices	Lincoln, Nebraska	76,000	and Other
____________________

(1)	We own all of these properties with the exception of leases we have entered into for the customer care center in Grand Island, Nebraska, the distribution centers in Wheeling, West Virginia, and Winnipeg, Manitoba, and the retail store concept center in Sidney, Nebraska.

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

     The following table shows the location, opening date, and approximate total square footage of our United States retail stores used in our Retail segment:

		Total Square
Location	Opening Date	Footage
Kearney, Nebraska	October 1987	35,000
Sidney, Nebraska	July 1991	104,000
Owatonna, Minnesota	March 1998	163,000
Prairie Du Chien, Wisconsin	September 1998	53,000
East Grand Forks, Minnesota	September 1999	59,000
Dundee, Michigan	March 2000	227,000
Mitchell, South Dakota	August 2000	84,000
Kansas City, Kansas	August 2002	192,000
Hamburg, Pennsylvania	September 2003	246,000
Wheeling, West Virginia	August 2004	175,000
Fort Worth, Texas	May 2005	234,000
Buda, Texas	June 2005	192,000
Lehi, Utah	August 2005	170,000
Rogers, Minnesota	October 2005	185,000
Glendale, Arizona	July 2006	166,000
Boise, Idaho	August 2006	132,000
Richfield, Wisconsin	September 2006	166,000
La Vista, Nebraska	October 2006	129,000
Hazelwood, Missouri	April 2007	132,000
Hoffman Estates, Illinois	September 2007	195,000
East Hartford, Connecticut	October 2007	196,000
Gonzales, Louisiana	October 2007	167,000
Hammond, Indiana	October 2007	189,000
Reno, Nevada	November 2007	129,000
Post Falls, Idaho	November 2007	129,000
Lacey, Washington	November 2007	195,000
Scarborough, Maine	May 2008	129,000
Rapid City, South Dakota	August 2008	80,000
Billings, Montana	May 2009	80,000

     At January 2, 2010, the total net book value of our property and equipment was $812 million. At the end of 2009, we believe that our properties and equipment were suitable for their intended use.

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

     No matters were submitted to a vote of security holders during the fourth quarter of 2009.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Price Range of Common Stock

     We have common stock and non-voting common stock. Our common stock began trading on June 25, 2004, on the New York Stock Exchange (“NYSE”) under the symbol “CAB”. Prior to that date, there was no public market for our common stock. Our non-voting common stock is not listed on any exchange and not traded over the counter. As of February 18, 2010, there were 976 holders of record of our common stock and no holders of record of our non-voting common stock. This does not include persons who hold our common stock in nominee or “street name” accounts through brokers or banks.

     The following table sets forth, for the fiscal quarters indicated, the high and low sales prices per share of our common stock as reported on the NYSE:

	2009		2008
	High	Low	High	Low
First Quarter	$9.80	$4.90	$16.29	$11.08
Second Quarter	14.48	8.71	16.25	11.00
Third Quarter	17.73	11.11	15.75	9.67
Fourth Quarter	16.00	11.65	13.03	4.18

Stock Performance Graph

     The following stock performance graph and table show Cabela’s cumulative total shareholder return on a semi-annual basis for the five fiscal years ended January 2, 2010. The graph and table also show the cumulative total returns of the Standard and Poor’s (“S&P”) 500 Retailing Index and the S&P 500 Index. The graph and table assume that $100 was invested on December 31, 2004.

	Dec 31,	July 1,	Dec 30,	June 30,	Dec 29,	June 30,	Dec 28,	June 28,	Dec 27,	June 27,	Jan 2,
	2004	2005	2005	2006	2006	2007	2007	2008	2008	2009	2010
Cabela’s Inc.	$100	$93	$73	$85	$106	$97	$65	$49	$29	$53	$63
S&P Retailing Index	100	96	99	98	108	111	89	78	59	70	89
S&P 500	100	99	103	105	117	124	122	105	72	76	92

Dividend Policy

     We have never declared or paid any cash dividends on our common stock and do not anticipate paying any cash dividends on our common stock in the foreseeable future. In addition, our revolving credit facility and our senior notes limit our ability to pay dividends to our stockholders.

Equity Compensation Plans

     For information on securities authorized for issuance under our equity compensation plans, see “Item 12 - Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

ITEM 6. SELECTED FINANCIAL DATA

	Fiscal Year (1)
	2009	2008	2007	2006	2005
	(In Thousands Except Earnings per Share)
Operations Data:
Revenue:
Merchandise revenue	$2,447,635	$2,380,655	$2,173,995	$1,908,801	$1,664,272
Financial services revenue	171,414	158,971	159,335	137,423	105,831
Other revenue	13,191	13,095	16,269	17,300	29,558
Total revenue	2,632,240	2,552,721	2,349,599	2,063,524	1,799,661
Cost of revenue	1,602,621	1,540,214	1,378,386	1,204,399	1,064,322
Selling, distribution, and
administrative expenses	870,147	865,684	818,916	715,380	620,376
Impairment and restructuring charges	66,794	5,784	1,205	-	-
Operating income	92,678	141,039	151,092	143,745	114,963

Interest (expense) income, net	(23,109)	(29,658)	(18,778)	(16,126)	(10,256)
Other income	6,955	6,854	6,913	9,637	10,663
Income before provision for income taxes	76,524	118,235	139,227	137,256	115,370
Provision for income taxes	26,907	41,831	51,348	51,471	42,801

Net income available to
common stockholders	$49,617	$76,404	$87,879	$85,785	$72,569

Basic earnings per share	$0.74	$1.15	$1.34	$1.32	$1.12
Diluted earnings per share	$0.74	$1.14	$1.31	$1.29	$1.10

Selected Balance Sheet Data:
Cash and cash equivalents (2)	$582,185	$410,104	$131,182	$172,903	$86,923
Working capital (2)	619,354	573,410	263,284	335,387	145,559
Total assets	2,491,885	2,396,066	2,212,830	1,751,230	1,366,280
Total debt	348,279	380,031	503,385	317,873	119,826
Total stockholders’ equity	984,421	913,705	828,559	733,858	639,853

Other Data:
Depreciation and amortization	$70,566	$64,673	$59,863	$45,559	$34,912
Property and equipment additions
including accrued amounts	49,817	54,934	364,326	190,592	203,157
Purchases of economic
development bonds	-	18,525	36,223	23,397	65,077
____________________

(1)	Fiscal years are based on the 52-53 week period ending on the Saturday closest to December 31. Fiscal 2009 consisted of 53 weeks and fiscal 2008, 2007, 2006, and 2005 each consisted of 52 weeks.

(2)
Cash and cash equivalents includes amounts for World’s Foremost Bank which were $371 million, $402 million, $123 million, $53 million, and $81 million at years ended 2009, 2008, 2007, 2006, and 2005. Our ability to use this cash for non-banking operations, including its use as working capital for our Retail or Direct businesses, or for retail store expansion, is limited by regulatory restrictions.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis of financial condition, results of operations, liquidity, and capital resources should be read in conjunction with our audited consolidated financial statements and notes thereto appearing elsewhere in this report.

     Forward Looking Statements - Our discussion contains forward-looking statements with respect to our plans and strategies for our businesses and the business environment that are impacted by risks and uncertainties. Refer to “Special Note Regarding Forward-Looking Statements” preceding PART I, ITEM 1, and to ITEM 1A “Risk Factors” for information regarding certain of the risks and uncertainties that affect our business and the industries in which we operate. Please note that our actual results may differ materially from those we may estimate or project in any of these forward-looking statements.

Cabela’s®

     We are a leading specialty retailer, and the world’s largest direct marketer, of hunting, fishing, camping, and related outdoor merchandise. We provide a quality service to our customers who enjoy an outdoor lifestyle by supplying outdoor products through our multi-channel retail business consisting of our Retail and Direct business segments. Our Retail business segment is comprised of 30 stores, 29 located in the United States and one in Canada. Our Direct business segment is comprised of our highly acclaimed Internet website which is supplemented by our catalog distributions as a selling and marketing tool.

     Our Financial Services business segment also plays an integral role in supporting our merchandising business. Our Financial Services business segment is comprised of our credit card services which reinforces our strong brand and strengthens our customer loyalty through our credit card loyalty programs.

Fiscal 2009 Overview

			Increase
	2009	2008	(Decrease)	% Change
	(Dollars in Thousands)
Revenue:
Retail	$1,388,991	$1,285,496	$103,495	8.1%
Direct	1,058,644	1,095,159	(36,515)	(3.3)
Total merchandise sales	2,447,635	2,380,655	66,980	2.8
Financial Services	171,414	158,971	12,443	7.8
Other revenue	13,191	13,095	96	0.7
Total revenue	$2,632,240	$2,552,721	$79,519	3.1

Operating income	$92,678	$141,039	$(48,361)	(34.3)

Diluted earnings per share	$0.74	$1.14	$(0.40)	(34.7)

     Revenues for 2009 totaled $2.6 billion, an increase of 3.1% over 2008. Revenue in our merchandising businesses increased $67 million, or 2.8%, in 2009 compared to 2008. The net increase in total merchandise sales comparing 2009 to 2008 was due to:
  net increases in sales due to the impact of the 53rd week in 2009;
  increases in comparable store sales led by increases in the hunting equipment category for 2009 compared to 2008; and
  the opening of our Billings, Montana, retail store in May 2009, as well as the opening of new stores in August 2008 and May 2008.

     Partially offsetting these increases in merchandise sales was a net decrease in Direct revenue as sales transition to our retail stores. Financial Services revenue increased $12 million, or 7.8%, in 2009 compared to 2008 primarily due to increases in securitization income and net interest income.

     Operating income for 2009 decreased $49 million, or 34.5%, compared to 2008. The decreases in total operating income and total operating income as a percentage of total revenue were primarily due to:
  asset impairment charges totaling $62 million and retirement and severance benefits totaling $5 million recorded in 2009, compared to asset impairment charges of $4 million and retirement and severance benefits of $2 million recorded in 2008;
  lower revenue from our Direct business segment which was partially mitigated by a planned decrease catalog and Internet related marketing costs and to a managed reduction in catalog page count;
  lower merchandise gross margin; and
  a net decrease in breakage revenue on gift instruments redeemed for merchandise or services.
     These decreases in total operating income were partially offset by increases in revenue from our Retail business and Financial Services segments and improved efficiencies in labor productivity and advertising in our Retail business. In 2009, we finalized plans on certain existing and future retail store sites, and consequently evaluated the recoverability of related properties and improvements resulting in the recognition of write-downs related to these assets totaling $57 million. For 2009, we recorded total asset impairment charges of $62 million and severance and related benefits of $5 million. Economic trends could change undiscounted cash flows in future periods which could trigger possible future write downs.

     Fiscal 2009 consisted of 53 weeks and fiscal 2008 consisted of 52 weeks. The table below presents results for 2009 excluding the effect of revenue earned in the last week of 2009 in order to show comparable data with results in 2008. Management believes these non-GAAP financial results provide useful supplemental information to investors regarding revenues and trends and performance of our ongoing operations and are useful for year-over-year comparisons of such results. In addition, management evaluates results using non-GAAP adjusted total revenue. These non-GAAP results should not be considered in isolation or as a substitute for total revenue calculated in accordance with GAAP. Financial Services was not adjusted because its reporting periods end on a calendar year.

	2009
	(Excluding		Increase
	53rd Week)	2008	(Decrease)	% Change
	(Dollars in Thousands)
Revenue:
Retail	$1,354,983	$1,285,496	$69,487	5.4%
Direct	1,041,389	1,095,159	(53,770)	(4.9)
Total merchandise sales	2,396,372	2,380,655	15,717	0.7
Financial Services	171,414	158,971	12,443	7.8
Other revenue	13,010	13,095	(85)	(0.6)
Total revenue (non-GAAP basis)	2,580,796	2,552,721	28,075	1.1
Total revenue - week 53	51,444	-	51,444
Total revenue (GAAP basis)	$2,632,240	$2,552,721	$79,519	3.1

     The impact of the 53rd week in 2009 was to increase total revenues and revenue from our merchandising businesses by $51 million. Adjusting to be on a comparable 52-week year, revenues for 2009 totaled $2.6 billion, an increase of 1.1% over 2008, and revenue in our merchandising businesses for 2009 increased $16 million, or 0.7%, compared to 2008. The net increase in total merchandise sales comparing 2009 to 2008 was due to 1) increases in comparable store sales led by increases in the hunting equipment category for 2009 compared to 2008; 2) the opening of our Billings, Montana, retail store in May 2009; and 3) increases in Internet sales.

Current Year Achievements

     During 2009 we focused on improving our retail store operating metrics. We slowed our planned new store opening schedule to one store in 2009 in order to focus on Retail operations and to manage capital expenditures. Our focus for 2009 was to also make progress on the following initiatives:
  to improve our advertising strategy by using more targeted campaigns throughout our multi-channel model to increase store traffic;
  to improve retail store sales and profitability through enhanced product assortment, streamlining the flow of merchandise to our retail stores, and reducing operating expenses;
  to manage the merchandise gross margins of our sales channels effectively;
  to improve inventory management by actively managing quantities and product deliveries through enhanced leveraging of existing technologies, and by reducing unproductive inventory; and
  to reduce catalog costs with a nominal impact on revenue.
     Inventory levels at January 2, 2010, were $440 million compared to $518 million at December 27, 2008, a reduction of $78 million. Total debt was reduced $32 million to $348 million at January 2, 2010, compared to $380 million at December 27, 2008, with no balance outstanding at January 2, 2010, on our credit facility. In addition, cash flows from operations were $294 million in 2009 compared to $155 million in 2008, an increase of $139 million.

     Retail Store Openings – Our new store in Billings, Montana, which opened in May 2009, increased our total retail store square footage by 80,000 square feet bringing our total retail square footage to over 4.3 million square feet at the end of 2009. We incorporated our next generation store concept into this store which has exceeded our expectations with its efficiency and improved productivity.

     Retail Store Efficiencies – We improved our retail store merchandising processes, management information systems, and distribution and logistics capabilities. We improved our visual merchandising within the stores and coordinated merchandise at our stores by adding more seasonal product assortments. Also, we streamlined the flow of merchandise to our stores increasing productivity and reducing labor costs as a percentage of revenue. To enhance customer service at our retail stores, we continue to focus on our customer service through training and mentoring programs. Operating income for our Retail business segment increased $21 million over 2008 to $163 million in 2009, or 15.1%. Operating income as a percentage of Retail business segment revenue was 11.7% in 2009, an increase of 70 basis points over 2008.

Retail Achievements – We were recognized as a top customer service retailer in 2009 by the following:
  Cabela’s won the Netkey 2009 Self-Service Excellence Award for “Best Overall Software Solution” for our in-store interactive kiosk program.
  Included in the Top 14 for superior customer service conducted by BIGResearch in the 2009 annual survey sponsored by American Express honoring retailers across all channels and formats.
  Ranked among the top retailers for superior customer service and business functionality in the industry monitoring agencies Sporting Goods Business and Multichannel Merchant.
     We have also partnered with FLW Outdoors, the largest fishing tournament organization in the world, to be the official and exclusive outdoor retailer, as well as the official rain gear, for FLW Outdoors.

     Leverage Our Multi-Channel Model – We offer our customers integrated opportunities to access and use our retail store, Internet, and catalog channels. Our in-store pick-up program allows customers to order products through our catalogs and Internet site, and have them delivered to the retail store of their choice without incurring shipping costs, thereby helping to increase foot traffic in our stores. Conversely, our expanding retail stores introduce customers to our Internet and catalog channels. We are capitalizing on our multi-channel model by building on the strengths of each channel, primarily through improvements in our merchandise planning system. This system, along with our replenishment system, allows us to identify the correct product mix in each of our retail stores, and also helps maintain the proper inventory levels to satisfy customer demand in both our Retail and Direct business channels, and to improve our distribution efficiencies.

     Direct Business – We worked on the following key growth objectives to expand this business channel:
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
     Our Direct revenue decreased $37 million in 2009 compared to 2008 primarily due to customers buying more ammunition, firearms, and related products from our retail locations, and customers buying smaller quantities of higher margin soft goods. The impact of the 53rd week in 2009 was to increase Direct revenue by $17 million; therefore, adjusted for 52 weeks, Direct revenue decreased $54 million in 2009 compared to 2008. Part of the decrease in Direct revenue in 2009 compared to 2008 related to a net decrease in revenue of $5 million from our taxidermy business and our wildlife/Americana art prints and art-related products business that were sold in 2009. Our planned reduction in catalog pages circulated, and to a lesser extent to a decrease in catalog circulation, resulted in a decrease of $16 million in catalog-related costs comparing 2009 to 2008. As a percentage of Direct revenue, catalog-related costs decreased 90 basis points to 13.8% for 2009 compared to 14.7% for 2008. The number of active Direct customers increased by approximately 2% compared to 2008.

     Our Internet website continued to receive awards and high praise for excellence and customer satisfaction, including the following awards and recognition:
  Our website was the most visited sporting goods industry eCommerce website according to Hitwise, Incorporated, an online measurement company. Internet visits increased by 19.5% in 2009 over 2008.
  Our website continues to be ranked in the top group among online retailers for reliability and responsiveness - an indication of download page speed and completing transactions for customers (measured by industry publications).
     Financial Services Business – In 2009, our Financial Services business completed a $500 million term securitization under the Term Asset-Backed Securities Loan Facility Program (“TALF”) established by the Federal Reserve Bank of New York, renewed and increased a $215 million variable funding facility to $260 million, and renewed and increased a $376 million variable funding facility to $412 million. In addition, we increased our Financial Services revenue by attracting new cardholders through low cost marketing efforts with our Retail and Direct businesses. We added new credit cardholders as the number of average active accounts increased 9.1% to over 1.2 million compared to 2008. During 2009, our Financial Services business executed two change of terms to lessen the effects of the provisions of the Credit Card Accountability Responsibility and Disclosure Act of 2009 (the “CARD Act”) and increasing credit card charge-offs. These changes in terms resulted in operating income for our Financial Services segment increasing $3 million, or 7.4%, over 2008 to $50 million in 2009.

Current Business Environment

     Worldwide Credit Markets and Macroeconomic Environment – During 2009, the economic downturn continued with high unemployment rates, reductions in consumer spending, a depressed housing market, lack of consumer credit, and a reduction in consumer confidence. This macroeconomic environment lead to higher delinquencies and charge-offs in our Financial Services business. Since April 2009, the credit markets have become more active and our wholly owned bank subsidiary, World’s Foremost Bank (“WFB”), successfully completed a TALF program securitization as well as renewed two variable funding facilities. WFB also completed an additional securitization transaction for $300 million on February 12, 2010, under the TALF program. Although we believe there have been significant improvements in the credit markets since April 2009, we remain cautious and will continue to closely monitor our debt covenant compliance provisions and our access to the credit markets. Our Financial Services business continues to monitor developments in the securitization and certificates of deposit markets to ensure adequate access to liquidity.

     Developments in Legislation and Regulation – On May 22, 2009, the CARD Act was signed into law. The CARD Act will affect various credit card practices of card issuers, including our Financial Services business, such as marketing, underwriting, pricing, billing and disclosure. Many of the provisions became effective in February 2010, although some provisions were effective in August 2009 and some will take effect in August 2010.

     On July 15, 2009, the Federal Reserve issued interim final rules to implement those provisions of the CARD Act that became effective on August 20, 2009. On September 29, 2009, the Federal Reserve issued proposed rules and on January 12, 2010, issued final rules to implement the provisions of the CARD Act which became effective on February 22, 2010. The remaining provisions of the CARD Act go into effect on August 22, 2010, and will be implemented by the Federal Reserve at a later date. Among other things, the CARD Act:
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
  requires creditors to mail or deliver periodic statements for credit card accounts at least 21 days before payment is due;
  restricts annual percentage rate increases on outstanding balances except under limited circumstances;
  restricts interest rate increases during the first year an account is opened except under limited circumstances;
  requires creditors that increase annual percentage rates due to credit criteria, market conditions, or other factors to review accounts at least every six months to determine whether the annual percentage rate should be reduced;
  requires creditors to obtain the credit card account holders opt-in in order to assess an over-limit fee and places restrictions on fees charged for over-limit transactions;
  restricts fees that may be charged for making a payment;
  requires creditors to allocate payments in excess of the required minimum payment to balances with the highest annual percentage rate before balances with a lower rate;
  requires fees to be “reasonable” and “proportionate” based on the violation of the terms of the cardholder agreement;
  requires payment due dates to be the same day each month;
  requires posting of all agreements on the Internet;
  limits the ability to charge finance charge in the month a cardholder transitions from transactor to revolver;
  restricts increasing the annual percentage rate on existing balances, including restrictions on the ability to have minimum annual percentage rates (floors) on variable rate accounts;
  requires that a cardholder’s ability to repay be determined before opening a credit card account or increasing a credit limit;
  restricts issuance of a credit card to a consumer under the age of 21; and
  requires expanded statement disclosures, such as minimum payment warning.
     The CARD Act also requires the Federal Reserve to conduct various studies, including studies regarding interchange fees, credit limit reductions, financial literacy, marketing, and credit card terms and conditions. Future legislation or regulations may be issued as a result of these studies. In addition to the CARD Act, the Federal Reserve also issued an amendment to Regulation Z at the end of 2008. Provisions in the December 2008 amendments to Regulation Z that were not superseded by the CARD Act remain scheduled to take effect on July 1, 2010, as originally provided in the December 2008 amendments. These amendments will require additional enhanced disclosures to consumers on cardholder agreements, statements, and applications.

     Full implementation of the CARD Act requires the promulgation of regulations by the Federal Reserve. The Federal Reserve has issued final regulations implementing the majority of the provisions of the CARD Act. WFB continues to evaluate the effects of the CARD Act and is making changes that the CARD Act requires to be implemented in a relatively short timeframe. Other changes must await final regulatory guidance from the Federal Reserve. WFB is continuing to evaluate appropriate modifications to its products, revenue generation, marketing strategies, and other business practices that will be in compliance with the law. The full impact of the CARD Act on WFB is unknown at this time as it ultimately depends upon continued regulatory actions and successful implementation of WFB’s strategies. Compliance with the CARD Act provisions could result in reduced interest income and other fee income. WFB issued changes in terms effective July 2009 to lessen the effects of the CARD Act.

     On June 17, 2009, the Obama administration released its white paper (the “White paper”) for proposed reform of the financial system. Proposed reforms which could materially affect WFB include the elimination of the exemption from the definition of “bank” under the Bank Holding Company Act of 1956, as amended (the “BHCA”) for credit card banks, such as WFB and increased supervision and regulation of financial firms. Since the issuance of the White Paper, different forms of legislation to implement the administration’s plan have been introduced in both houses of the Congress. The bills, though different at present, address risks to the economy and the payments system, especially those posed by large “systemically significant” financial firms, through a variety of measures, including regulatory oversight of nonbanking entities, increased capital requirements, enhanced authority to limit activities and growth, changes in supervisory authority, resolution authority for failed financial firms, enhanced regulation of derivatives and asset-backed securities, restrictions on executive compensation, and oversight of credit rating agencies. Due to the complexity and controversial nature of the proposed bills, modifications are likely and the final legislation, if any, may differ significantly from the administration’s original proposal. Additionally, compliance with potential increased regulation and scrutiny by multiple state and federal agencies may reduce WFB’s profitability, which could negatively impact our business. It is unclear whether any enacted legislation will preserve, eliminate, or modify the exemption for credit card banks under the BHCA. If such exemption were eliminated or modified, we may be required to divest our ownership of WFB unless we were willing and able to become a bank holding company under the BHCA. Any such forced divestiture would materially adversely affect our business and results of operation.

     Impact of New Accounting Pronouncements – The guidance of Accounting Standards Codification (“ASC”) Topic 810, Consolidations, and ASC Topic 860, Transfers and Servicing, resulted in the consolidation of the Cabela’s Master Credit Card Trust and related entities (collectively referred to as the “Trust”) effective January 3, 2010.

     The following table shows our consolidated balance sheet as of January 3, 2010, including the assets and liabilities of the Trust. The consolidation of the Trust eliminated retained interests in securitized loans and required the establishment of an allowance for loan losses on the securitized credit card loans. The liabilities of the Trust will be recorded as secured borrowings. The secured borrowings still contain the legal isolation requirements which would protect the assets pledged as collateral for the securitization investors as well as protecting Cabela’s and WFB from any liability from default on the notes.

		Effect of	January 3, 2010
	January 3,	Adopting	After ASC
	2010	ASC 860	Adoption
ASSETS
Cash and cash equivalents	$582,185	$-	$582,185
Accounts receivable and inventories, net	472,059	-	472,059
Restricted credit card loans	-	2,545,080	2,545,080
Unrestricted credit card loans	142,982	(126,328)	16,654
Allowance for loan losses on credit cards	(7,047)	(108,900)	(115,947)
Credit card loans, net	135,935	2,309,852	2,445,787
Prepaid expenses and other current assets	150,913	20,722	171,635
Total current assets	1,341,092	2,330,574	3,671,666
Property, equipment, and land held for sale, net	842,537	-	842,537
Retained interests in securitized loans, net	176,034	(176,034)	-
Economic development bonds and other assets	132,222	-	132,222
Total assets	$2,491,885	$2,154,540	$4,646,425

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accruals and other current liabilities	$665,325	$9,703	$675,028
Secured variable funding obligations of the Trust	-	400,000	400,000
Current maturities of secured long-term
obligations of the Trust	-	749,500	749,500
Current maturities of Cabela’s long-term debt	3,101	-	3,101
Income taxes payable and deferred income taxes	53,312	(26,358)	26,954
Total current liabilities	721,738	1,132,845	1,854,583
Secured long-term obligations of the Trust,
less current maturities	-	1,123,400	1,123,400
Long-term debt of Cabela’s, less current maturities	345,178	-	345,178
Other long-term liabilities and deferred income taxes	440,548	(8,897)	431,651
Total liabilities	1,507,464	2,247,348	3,754,812

Common stock and additional paid-in capital	286,163	-	286,163
Retained earnings	697,293	(89,158)	608,135
Accumulated other comprehensive income (loss)	965	(3,650)	(2,685)
Total stockholders’ equity	984,421	(92,808)	891,613
Total liabilities and stockholders’ equity	$2,491,885	$2,154,540	$4,646,425

    For fiscal 2010, the results of operations of our Financial Services business will now look similar to our non-generally accepted accounting principles (“non-GAAP”) presentation for financial performance of the total managed portfolio of credit card loans, excluding income derived from the changes in the valuation of our interest only strip, cash reserve accounts, and cash accounts associated with the securitized loans.

    On January 21, 2010, the Office of the Comptroller of the Currency, the Federal Deposit Insurance Corporation, the Office of Thrift Supervision, and the Federal Reserve (collectively, the “federal agencies”) issued final rules relating to changes to regulatory capital as a result of ASC Topics 810 and 860. WFB’s required capital will be increased with the consolidation of the assets and liabilities of the Trust on WFB’s balance sheet under ASC Topics 810 and 860. The final rule provides an optional two-quarter delay and subsequent two-quarter phase-in (for a maximum of one year) for the effect on risk-based capital relating to the assets that must be consolidated as a result of the change in accounting principles. The effect of changes to regulatory capital requirements is expected to cause us to contribute approximately $200 million in additional capital to WFB during 2010 to meet the capital needs of our Financial Services business. We had sufficient cash at January 2, 2010, to provide the necessary capital contribution to WFB so WFB can meet the regulatory capital requirements for the well-capitalized classification for 2010. Effective December 11, 2009, we amended the terms of our credit agreement to allow us to contribute to WFB up to $225 million of capital in 2010 plus up to $25 million of capital per year through June 30, 2012, when this credit agreement expires.

    ASC Topics 810 and 860 may also eliminate our ability to rely on the Federal Deposit Insurance Corporation’s (“FDIC”) regulation relating to the treatment of financial assets transferred in a securitization transaction. In November 2009, the FDIC announced an interim amendment of this regulation. Under the interim amendment, the legal isolation of property transferred in a securitization transaction prior to March 31, 2010, is preserved, regardless of whether the transfer qualifies for sale accounting treatment under new accounting standards if the transfer otherwise complies with the FDIC’s regulation. On December 15, 2009, the FDIC issued an Advance Notice of Proposed Rulemaking in order to solicit public comments on proposed amendments to the FDIC’s regulation that apply to securitization transactions completed after March 31, 2010. We cannot predict the terms and conditions of the FDIC’s ultimate regulation relating to the treatment of financial assets transferred in a securitization. Until these issues are resolved, our ability to complete new securitization transactions after March 31, 2010, on acceptable terms or at all may be adversely affected.

2010 and Beyond – Vision 2012

    Cabela’s 2012 Vision is to become the best multi-channel outdoor retail company in the world. While we anticipate that the business environment in which we operate will be challenging in 2010, we believe our multi-channel model and our strong brand name provides us with opportunities for growth and profitability. Over our history, we have established name recognition and a quality brand that is renowned and respected in the outdoor industry. Throughout our multi-channel business, our strategy is to continue our focus on our customer by providing legendary customer service, quality, and selection.

    In 2010 and forward, management is emphasizing a greater focus on improving retail productivity, mitigating bad debt risk in our credit card business, and concentrating on a return on capital discipline. We have identified six strategic initiatives to focus on that will assure we achieve our 2012 Vision and deliver value to our customers, giving us sustainable, competitive advantages:

    Focus on the Customer – Combine our outdoor expertise, product knowledge, and understanding of core customers to drive customer loyalty. Improve customer experiences – every customer, every interaction, every day. Our goal is to use the product expertise we have developed over the years, along with a focused understanding of our core customers, to improve customer loyalty, reduce unproductive inventory, enhance brand awareness, and offer the best possible assortment of products in every merchandise category.

    Improve Merchandise Performance – Improve margins and reduce unproductive inventory by focusing on vendors and assortment planning and management. Optimizing merchandise performance allows us to maximize margins which will require detailed preseason planning, as well as in-season monitoring of sales and management of inventory. We must work with vendors to manage inventory levels, negotiate the best prices on everything we buy, and ensure each vendor is delivering all products and services as expected.

    Retail Profitability – Improve retail profitability and predictability by concentrating on sales, advertising, and costs while providing excellent customer experiences. Our goal is to identify the best practices that produce the best results and apply those findings to all stores. We have to execute on the balance that allows us to deliver the best possible selection of products and expected level of customer service in each store while managing labor, advertising, and other store costs.

    Retail Expansion – Capitalize on our brand strength by developing a profitable retail expansion strategy focused on site locations and appropriate sized stores in our top markets. Our goal is to increase our retail presence across the United States and Canada by developing a profitable retail expansion strategy that takes into consideration not only site location, but also the appropriate size for each store in its given market.

    Direct Channel Growth – Grow our Direct business by capitalizing on quick-to-market Internet and electronic marketing opportunities and expanding international business. Our goal is to continue to fine tune our catalogs, as well as the number of pages and product mix in each, in order to improve the profitability of each title. We want to create steady, profitable growth in our Direct channels, while reducing marketing expenses and significantly increasing the percentage of market share we capture through the Internet.

    Financial Service Performance – Continue to attract new cardholders through our Retail and Direct businesses and increase the amount of merchandise or services customers purchase with their CLUB Visa cards while maintaining bank profitability and preserving customer loyalty. Our goal is to create marketing plans, promote additional products, and expand our partnership programs to best serve our customers’ needs and give us brand exposure. We believe our Financial Services business will continue to keep credit card delinquencies and charge-offs below industry average by adhering to our conservative underwriting criteria and active account management.

Operations Review

    Our operating results expressed as a percentage of revenue were as follows for the years ended:

	2009	2008	2007
Revenue	100.00%	100.00%	100.00%
Cost of revenue	60.88	60.34	58.66
Gross profit (exclusive of depreciation and amortization)	39.12	39.66	41.34
Selling, distribution, and administrative expenses	33.06	33.91	34.85
Impairment and restructuring charges	2.54	0.23	0.05
Operating income	3.52	5.52	6.44
Other income (expense):
Interest expense, net	(0.88)	(1.16)	(0.80)
Other income, net	0.26	0.27	0.29
Total other income (expense), net	(0.62)	(0.89)	(0.51)
Income before provision for income taxes	2.90	4.63	5.93
Provision for income taxes	1.02	1.64	2.19
Net income	1.88%	2.99%	3.74%

Results of Operations - 2009 Compared to 2008

Revenues

					Increase
	2009	%	2008	%	(Decrease)	% Change
	(Dollars in Thousands)
Retail	$1,388,991	52.8%	$1,285,496	50.4%	$103,495	8.1%
Direct	1,058,644	40.2	1,095,159	42.9	(36,515)	(3.3)
Financial Services	171,414	6.5	158,971	6.2	12,443	7.8
Other	13,191	0.5	13,095	0.5	96	0.7
	$2,632,240	100.0%	$2,552,721	100.0%	$79,519	3.1%

    Product Sales Mix – The following chart sets forth the percentage of revenue contributed by our major product categories for our Retail and Direct businesses and in total for the years ended:

	Retail		Direct		Total
	2009	2008	2009	2008	2009	2008
Hunting Equipment	45.3%	39.9%	35.2%	28.7%	41.1%	35.1%
Fishing and Marine	14.5	15.9	12.1	12.9	13.5	14.6
Camping	8.5	9.3	10.2	12.5	9.2	10.6
Clothing and Footwear	22.9	24.9	33.4	36.6	27.3	30.0
Gifts and Furnishings	8.8	10.0	9.1	9.3	8.9	9.7
Total	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

    Retail Revenue – Retail revenue includes sales realized and services performed at our retail stores, sales from orders placed through our retail store Internet kiosks, and sales from customers utilizing our in-store pick-up program. Retail revenue increased $103 million in 2009 primarily due to increases in comparable store sales led by increases in sales in the hunting equipment category and from the opening of our Billings, Montana, retail store in May 2009, and the opening of new stores in May 2008 and August 2008. The impact of the 53rd week in 2009 was to increase Retail revenue by $34 million; therefore, adjusted for 52 weeks, Retail revenue increased $69 million in 2009 compared to 2008.

    Retail revenue also includes income from the sale of gift certificates, gift cards, and e-certificates (“gift instruments”) recognized in revenue when the gift instruments are redeemed for merchandise or services. We record gift instrument breakage as revenue when the probability of redemption is remote. Total gift instrument breakage recognized was $4.5 million, $10.2 million, and $1.5 million for 2009, 2008, and 2007, respectively. In the fourth quarter of 2008, we began recognizing breakage on gift instruments four years after issuance as a result of changes in historical trends in the types of gift instruments issued and related redemption rates. This change in estimate from seven to four years resulted in an increase in revenue and operating income of $8.7 million that we recorded in the fourth quarter of 2008. Our gift instrument liability at the end of 2009 and 2008 was $103 million and $106 million, respectively.

			Increase
	2009	2008	(Decrease)	% Change
	(Dollars in Thousands)
Comparable stores sales*	$1,239,812	$1,197,935	$ 41,877	3.5%
Comparable stores sales growth percentage	3.5%	(3.7)%
____________________

*	(Excludes week 53 in 2009 to present on a comparable 52-week basis)

    Comparable store sales increased $42 million, or 3.5%, in 2009 principally because of the strength in hunting-related categories and the success of our Retail operations focus. A store is included in our comparable store sales base on the first day of the month following the fifteen month anniversary of 1) its opening or acquisition, or 2) any changes to retail store space greater than 25% of total square footage of the store.

    Average sales per square foot for stores that were open during the entire year were $316 for 2009 ($308 per square foot adjusted on a 52-week basis) compared to $301 for 2008. The increase in average sales per square foot resulted from an increase in comparable store sales.

    Direct Revenue – Direct revenue decreased $37 million, or 3.3%, primarily due to customers buying more ammunition, firearms, and related products from our retail locations, and customers buying smaller quantities of higher margin soft goods. The impact of the 53rd week in 2009 was to increase Direct revenue by $17 million; therefore, adjusted for 52 weeks, Direct revenue decreased $54 million in 2009 compared to 2008. Part of the decrease in catalog mail order sales in 2009 compared to 2008 related to a net decrease in revenue of $5 million from our taxidermy business and our wildlife/Americana art prints and art-related products business that were sold in 2009. Decreases in Direct revenue were partially mitigated by planned reductions in catalog pages circulated, and to a lesser extent to a decrease in catalog circulation, resulting in a decrease of $16 million in catalog-related costs comparing 2009 to 2008. As a percentage of Direct revenue, catalog-related costs decreased 90 basis points to 13.8% for 2009 compared to 14.7% for 2008.

			Increase
	2009	2008	(Decrease)	% Change
Percentage increase year over year in Internet website visits	19.5%	32.0%
Catalog circulation in pages (in millions)	25,927	32,085	(6,158)	(19.2)%
Number of separate catalog titles circulated	97	100	(3)

    Internet sales increased in 2009 compared to 2008. Internet site visits increased as we continued to focus our efforts on utilizing Direct marketing programs to increase traffic to our website. Internet visits increased 19.5% to 159.5 million visits during 2009 compared to 133.5 million visits during 2008. The hunting equipment product category was the largest dollar volume contributor to our Direct revenue for 2009. The number of active Direct customers, which we define as those customers who have purchased merchandise from us in the last twelve months, increased by approximately 2% compared to 2008.

    Financial Services Revenue – Key statistics reflecting the performance of our Financial Services business are shown in the following chart for the years ended:

			Increase
	2009	2008	(Decrease)	% Change
	(Dollars in Thousands Except Average Balance per Account)
Average balance of managed credit card loans	$2,311,820	$2,085,481	$226,339	10.9%
Average number of active credit card accounts	1,244,621	1,140,834	103,787	9.1
Average balance per active credit card account	$1,857	$1,828	$29	1.6
Net charge-offs on managed loans	$117,072	$61,448	$55,624	90.5
Net charge-offs as a percentage of average
managed credit card loans	5.06%	2.95%	2.11%

    The average balance of managed credit card loans increased to $2.3 billion, or 10.9%, due to the increase in the number of accounts and the average balance per account. The average number of accounts increased to over 1.2 million, or 9.1%, due to our marketing efforts. Net charge-offs as a percentage of average managed credit card loans increased to 5.06% for 2009 principally because of the challenging macroeconomic environment. We believe our charge-off levels remain below industry average. During 2009, WFB executed two change of terms to lessen the effects of the provisions of the CARD Act and increasing credit card charge-offs. These changes impacted our Financial Services revenue, which increased $12 million or 7.8% in 2009 compared to 2008.

    Financial Services revenue is comprised of securitization income, interest income, other fees, and interchange, net of reward program costs, interest expense, and credit losses from our credit card operations. The components of Financial Services revenue on a generally accepted accounting principles (“GAAP”) basis were as follows for the years ended:

	2009	2008	2007
	(In Thousands)
Interest and fee income, net of provision for loan losses	$50,398	$37,462	$28,974
Interest expense	(24,242)	(13,417)	(7,288)
Net interest income, net of provision for loan losses	26,156	24,045	21,686
Non-interest income:
Securitization income (including gains (losses) on sales of
credit card loans of $(4,157), $15,657, and $22,740)	197,335	185,820	194,516
Other non-interest income	67,589	67,375	51,670
Total non-interest income	264,924	253,195	246,186
Less: Customer rewards costs	(119,666)	(118,269)	(108,537)
Financial Services revenue	$171,414	$158,971	$159,335

    Financial Services revenue increased 7.8% in 2009 compared to 2008. Credit card loans securitized and sold are removed from our consolidated balance sheet, and the net earnings on these securitized assets, after paying costs associated with outside investors, are reflected as a component of our securitization income shown above on a GAAP basis. Net interest income includes operating results on the credit card loans receivable we own. Interest and fee income increased $13 million primarily due to changes in interest rates charged to cardholders, changes to fees charged, and increases in late fees. In addition, net interest income, securitization income, and other non-interest income are affected by changes in the transferor’s interest included in our credit card loans receivable. Interest expense increased $11 million primarily due to increases in certificates of deposit compared to 2008. Other non-interest income includes securitization income, gains and losses on sales of loans, and income recognized on our retained interests, as well as interchange income on the entire managed portfolio. Securitization income increased $11 million from 2008 due primarily to changes in the valuation of our interest-only strip, cash reserve accounts, and cash accounts associated with our securitized loans, and increases to excess spread from reductions in our interest paid to outside investors, higher portfolio yield, and interchange on the securitized credit card loans. Customer rewards costs increased $1 million from continued growth in the Cabela’s CLUB Visa card usage by our customers due to increases in credit card purchases of 1.3% and changes to customer rewards marketing programs utilized comparing the respective years.

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

    Non-GAAP Presentation – The non-GAAP presentation shown below presents the financial performance of the total managed portfolio of credit card loans. Although our consolidated financial statements are not presented in this manner, we review the performance of the managed portfolio as presented below. Interest income, interchange income (net of customer rewards), and fee income on both the owned and securitized portfolio are reflected in the respective line items. Interest paid to outside investors on the securitized credit card loans is included in interest expense. Credit losses on the entire managed portfolio are reflected in the provision for loan losses. This non-GAAP presentation includes income derived from the valuation of our interest-only strip, cash reserve accounts, and cash accounts associated with our securitized loans that would generally be reversed or not reported in a managed presentation.

    The following table sets forth the revenue components of our Financial Services segment managed portfolio on a non-GAAP basis for the years ended:

	2009	2008	2007
	(Dollars in Thousands)
Interest income	$247,096	$202,877	$186,341
Interchange income, net of customer rewards costs	86,796	75,827	62,066
Other fee income	52,279	37,806	27,233
Interest expense	(96,253)	(89,862)	(83,120)
Provision for loan losses	(120,132)	(64,003)	(35,415)
Other	1,628	(3,674)	2,230
Managed Financial Services revenue	$171,414	$158,971	$159,335

Managed Financial Services Revenue as a Percentage of Average Managed Credit Card Loans:

Interest income	10.7%	9.7%	11.0%
Interchange income, net of customer rewards costs	3.7	3.6	3.7
Other fee income	2.3	1.9	1.6
Interest expense	(4.2)	(4.3)	(4.9)
Provision for loan losses	(5.2)	(3.1)	(2.1)
Other	0.1	(0.2)	0.1
Managed Financial Services revenue	7.4%	7.6%	9.4%

    Managed Financial Services revenue increased $12 million in 2009 compared to 2008 primarily due to increases in interest income, interchange income (net of customer rewards costs), and other fee income, partially offset by an increase of $56 million in the provision for loan losses from increases in managed credit card loans and in net charge-offs due to the current challenging macroeconomic environment. The increase in interest income of $44 million was due to an increase in managed credit card loans and changes to interest rates charged. Interest expense increased $6 million from increases in certificates of deposit, higher spreads, and fees paid to investors on securitizations, partially offset by decreases in interest rates. The increase in interchange income of $11 million was due to the rollout of the new Visa signature product and an increase in purchases of 1.3% in 2009 compared to 2008. Other fee income increased $14 million due to growth in the number of credit card loans, changes to fees charged, and increases in late fees and payment assurance fees. The net change of $5 million in other income was due to an increase in the valuation of our interest-only strip, cash reserve accounts, and cash accounts associated with our securitized loans.

    Our Cabela’s CLUB Visa card loyalty program allows customers to earn points whenever and wherever they use their credit card, and then redeem earned points for products and services at our retail stores or through our Direct business. The percentage of our merchandise sales that were made on the Cabela’s CLUB card was 27.9% for 2009 compared to 27.5% for 2008. The dollar amounts related to points are accrued as earned by the cardholder and recorded as a reduction in Financial Services revenue. The dollar amount of unredeemed credit card points and loyalty points was $81 million at the end of 2009 compared to $79 million at the end of 2008.

Other Revenue

    Other revenue sources include sales of land held for sale, amounts received from our outfitter services, real estate rental income, and fees earned through our travel business and other complementary business services.

			Increase
	2009	2008	(Decrease)	% Change
	(Dollars in Thousands)
Other revenue	$13,191	$13,095	$96	0.7%
Land sales (included in Other revenue)	2,133	6,049	(3,916)	(64.7)

    Other revenue was flat for 2009 compared to 2008. Real estate revenue totaled $2 million in 2009 compared to $6 million in 2008. Pre-tax gains on the sale of real estate totaled $1.1 million in 2009 compared to $2.1 million in 2008.

Gross Profit

    Gross profit, or gross margin, is defined as total revenue less the costs of related merchandise sold and shipping costs. Comparisons of gross profit and gross profit as a percentage of revenue for our operations, year over year, and to the retail industry in general, are impacted by:
  shifts in customer preferences;
  retail store, distribution, and warehousing costs which we exclude from our cost of revenue;
  Financial Services revenue we include in revenue for which there are no costs of revenue;
  real estate land sales we include in revenue for which costs vary by transaction;
  outfitter services commissions we include in revenue; and
  customer shipping charges in revenue which are slightly higher than shipping costs in costs of revenue because of our practice of pricing shipping charges to match costs.

    Accordingly, comparisons of gross margins on merchandising revenue presented below are the best metrics for analysis of our gross profit for the years ended:

			Increase
	2009	2008	(Decrease)	% Change
	(Dollars in Thousands)
Merchandise sales	$2,447,635	$2,380,655	$66,980	2.8%
Merchandise gross margin	846,499	841,498	5,001	0.6
Merchandise gross margin as a percentage of
merchandise revenue	34.6%	35.3%	(0.7)

    Merchandise Gross Margin – The gross margin of our merchandising business increased $5 million, or 0.6%, to $847 million in 2009 compared to 2008. Our merchandise gross margin as a percentage of revenue of our merchandising business decreased to 34.6% in 2009 from 35.3% in 2008. The merchandise gross margin for 2008 also includes the $8.7 million of gift instrument breakage previously described. Excluding this $8.7 million of gift instrument breakage our merchandise gross margin for 2008 was 35.0%. The decrease in the merchandise gross margin as a percentage of revenue for 2009 compared to 2008 is primarily attributable to a shift in customer preference toward lower margin ammunition, firearms, and related products, management’s efforts to reduce slow moving inventory, and the impact from higher 2009 merchandise sales compared to 2008. In 2008, we also experienced margin pressure in certain hard goods categories due to increases in commodity prices.

Selling, Distribution, and Administrative Expenses

			Increase
	2009	2008	(Decrease)	% Change
	(Dollars in Thousands)
Selling, distribution, and administrative expenses	$870,147	$865,684	$4,463	0.5%
SD&A expenses as a percentage of total revenue	33.1%	33.9%
Retail store pre-opening costs	$3,694	$8,356	$(4,662)	(55.8)%

    Selling, distribution, and administrative expenses include all operating expenses related to our retail stores, Internet website, distribution centers, product procurement, and overhead costs, including: advertising and marketing, catalog costs, employee compensation and benefits, occupancy costs, information systems processing, and depreciation and amortization.

    Selling, distribution, and administrative expenses increased $4 million, or 0.5%, in 2009 (53 weeks) compared to 2008 (52 weeks). However, expressed as a percentage of total revenue, selling, distribution, and administrative expenses improved 80 basis points to 33.1% in 2009 compared to 33.9% in 2008. The most significant factors contributing to the changes in selling, distribution, and administrative expenses in 2009 compared to 2008 included:
  an increase in depreciation expense, and equipment and software costs of $16 million, an increase of $11 million in employee compensation and benefits primarily due to an increase in incentive compensation of $12 million offset slightly by enhanced labor efficiencies in our Retail business, an increase of $3 million in professional fees,
  managed reductions in catalog-related costs resulting in a decrease in catalog and Internet marketing costs of $16 million, improved efficiencies in advertising in our Retail and Direct businesses resulting in a decrease of $5 million in advertising and promotional costs, and a decrease in new store opening related reimbursements and miscellaneous costs of $5 million.

    Significant selling, distribution, and administrative expense increases and decreases related to specific business segments included the following:

      Retail Business Segment:
  An increase in existing retail store operating costs of $11 million over 2008.
  Additional operating costs for new stores that were not open in 2008 of $8 million, including $5 million in employee compensation and benefit costs.
  A decrease in comparable store employee compensation and benefits of $7 million realized from our focus to enhance our retail store efficiencies.
  An increase in depreciation on stores of $4 million over 2008.
  New store pre-opening costs of $4 million, a decrease of $5 million compared to 2008.
  Improved efficiencies in advertising resulting in a decrease of $4 million in advertising and promotional costs.
  An increase in marketing fees of $3 million received from the Financial Services segment.
      Direct Business Segment:
  A net decrease in catalog and Internet related marketing costs of $16 million compared to 2008 primarily due to a managed reduction in catalog page count and lower circulation.
  A decrease of $3 million in employee compensation and benefits.
  An increase in marketing fees of $1 million received from the Financial Services segment.
      Financial Services:
  An increase of $4 million in the marketing fee paid by the Financial Services segment to the Direct business segment ($1 million) and the Retail segment ($3 million).
  An increase in third party processing fees of $1 million due to an increase in the volume of transactions.
  An increase in professional fees of $2 million due to higher amortization of fees related to recently completed securitizations and to increases in Federal Deposit Insurance Corporation (“FDIC”) assessments and consulting fees.
  An increase in compensation and benefits of $2 million.
      Corporate Overhead, Distribution Centers, and Other:
  An increase of $9 million in employee compensation and benefits primarily due to an increase in incentive compensation of $12 million compared to 2008.
  An increase of $2 million in costs for professional services.
  A net increase of $1 million in depreciation expense, and equipment and software expenses.
Restructuring and Impairment Charges

    Impairment and restructuring charges were classified as follows for the years ended:

	2009	2008
Impairment losses on:
Property and equipment	$43,721	$1,632
Land held for sale	16,046	854
Economic development bonds	2,099	558
Goodwill and other intangible assets	460	1,070
	62,326	4,114

Restructuring charges for:
Severance and related benefits	4,468	1,670
Total	$66,794	$5,784

    In connection with the preparation of our consolidated financial statements for 2009 and 2008, we evaluated the recoverability of our property, equipment, land held for sale, economic development bonds, goodwill and other intangible assets. This evaluation included our existing store locations and future retail store sites. In accordance with the provisions of ASC Topic 360, Property, Plant, and Equipment, ASC Topic 320, Investments—Debt and Equity Securities, and ASC Topic 350 Intangibles—Goodwill and Other, we recognized impairment losses totaling $62 million and $4 million in 2009 and 2008, respectively. Economic trends could change undiscounted cash flows in future periods which could trigger possible future write downs.

    In 2009, we incurred charges totaling $5 million for severance and related benefits primarily from outplacement costs and a voluntary retirement plan implemented in February 2009. In October 2008, we announced a reduction in workforce of approximately 10% at our company headquarters which resulted in $2 million recorded in severance and related benefits under this workforce reduction plan. All impairment and restructuring charges were recorded to the Corporate Overhead and Other segment for 2009 and 2008.

    Our long-lived assets are evaluated for possible impairment whenever changes in circumstances may indicate that the carrying value of an asset may not be recoverable. Important factors we consider that could result in an impairment review are underperformance of the asset compared to historical or planned operations, significant changes in the utilization of the asset, or changes related to our strategic plans. An impairment loss is recognized when the estimated undiscounted cash flows expected to result from the use of the asset plus any expected proceeds from the disposition of the asset, if any, are less than its carrying value. When an impairment loss is recognized, the carrying amount of the asset is recorded to its estimated fair value based on independent outside market prices or other valuation techniques.

Operating Income

    Operating income is revenue less cost of revenue and selling, distribution, and administrative expenses. Operating income for our merchandise business segments excludes costs associated with operating expenses of distribution centers, procurement activities, and other corporate overhead costs.

			Increase
	2009	2008	(Decrease)	% Change
	(Dollars in Thousands)
Total operating income	$92,678	$141,039	$(48,361)	(34.3)%
Total operating income as a percentage
of total revenue	3.5%	5.5%
Operating income by business segment:
Retail	$163,018	$141,578	$21,440	15.1
Direct	161,052	161,249	(197)	(0.1)
Financial Services	49,598	46,184	3,414	7.4
Operating income as a percentage
of segment revenue:
Retail	11.7%	11.0%
Direct	15.2	14.7
Financial Services	28.9	29.1

    Including the effect of impairment and restructuring charges recorded in 2009 and 2008 totaling $67 million and $6 million, respectively, operating income decreased $48 million, or 34.3%, in 2009 compared to 2008. Operating income as a percentage of revenue also decreased to 3.5% for 2009 from 5.5% for 2008. Operating income comparisons between 2009 and 2008 are also impacted by the challenging retail and macroeconomic environment. The decreases in operating income and operating income as a percentage of revenue were due to additional asset impairment charges and retirement and severance benefits recorded in 2009, lower revenue from our Direct business segment, and lower merchandise gross margin. These decreases were partially offset by increases in revenue from our Retail business and Financial Services segments, a decrease in catalog and Internet related marketing costs due to a managed reduction in catalog page count, and improved efficiencies in compensation and advertising in our Retail business. Operating income for 2008 also includes income of $8.7 million from gift instrument breakage previously described.

     Under a contractual arrangement, the Financial Services segment incurs a marketing fee paid to the Retail and Direct business segments. The marketing fee was calculated based on the terms of the contractual arrangement and was consistently applied to both years presented. It is included in selling, distribution, and administrative expenses as an expense for the Financial Services segment and as a credit to expense for the Retail and Direct business segments. The marketing fee paid by the Financial Services segment to these two business segments increased $4 million for 2009 compared to 2008 – a $3 million increase to the Retail segment and a $1 million increase to the Direct business segment.

Interest (Expense) Income, Net

    Interest expense, net of interest income, decreased $7 million to $23 million in 2009 compared to 2008. The net decrease in interest expense was primarily due to a lower average balance of debt outstanding from managed debt reduction and lower weighted average interest rates in 2009 compared to 2008. During 2009, we capitalized interest totaling $0.2 million on qualifying fixed assets compared to $2 million for 2008.

Other Non-Operating Income, Net

    Other income was $7 million for both 2009 and 2008. Other non-operating income primarily represents interest earned on our economic development bonds.

Provision for Income Taxes

    Our effective tax rate was 35.2% in 2009 compared to 35.4% in 2008. The effective tax rate for 2009 was reduced primarily by our international restructuring completed in August 2009. The effective tax rate for 2008 was impacted by the corporate restructure completed in April 2008 and the release of valuation allowances relating to state net operating losses realized in 2008.

Results of Operations – 2008 Compared to 2007

			Increase
Financial Highlights	2008	2007	(Decrease)	% Change
	(Dollars in Thousands, Except Per Share Amounts)
Net income	$76,404	$87,879	$(11,475)	(13.1)%
Net income as a percentage of revenue	3.0%	3.7%
Net income per diluted share	$1.14	$1.31	$(0.17)	(13.0)
Revenue by segment:
Direct	$1,095,159	$1,130,553	$(35,394)	(3.1)
Retail	1,285,496	1,043,442	242,054	23.2
Financial Services	158,971	159,335	(364)	(0.2)
Other	13,095	16,269	(3,174)	(19.5)
Total revenue	$2,552,721	$2,349,599	$203,122	8.6
New store sales	$389,378	$303,181	$86,197	28.4
Comparable store sales	884,970	919,258	(34,288)	(3.7)
Average sales per square foot	301	332	(31)	(9.3)
Gross Profit	$1,012,507	$971,213	$41,294	4.3
Gross Profit as a percentage of revenue	39.7%	41.3%
Merchandising gross margin	$841,498	$797,304	$44,194	5.5
Merchandising gross margin as a percentage
of merchandising revenue	35.3%	36.7%
Selling, distribution, and administrative
expenses	$865,684	$818,916	$46,768	5.7
Selling, distribution and administrative
expenses as a percentage of revenue	33.9%	34.9%
Operating income	$141,039	$151,092	$(10,053)	(6.7)
Operating income margin	5.5%	6.4%

Revenues

    Revenue increased $203 million, or 8.6%, in 2008 from growth in our Retail business segment partially offset by decreases in catalog mail order sales in our Direct business segment. Other revenue decreased in 2008 from a decrease in land sales.

    Retail Revenue. Retail revenue increased $242 million, or 23.2%, primarily from the opening of two new stores in 2008 and eight new stores in 2007 of which six were opened in the fourth quarter of 2007. The product category that contributed the largest dollar volume increase to our Retail revenue for 2008 over 2007 was hunting equipment.

    Direct Revenue. Direct revenue decreased $35 million, or 3.1%, primarily due to lower catalog sales and to some cannibalization relating to our new retail stores, partially offset by increased Internet sales. Internet site visits increased as we continued to focus our efforts on utilizing Direct marketing programs to increase traffic to our website. Circulation of our catalogs decreased by 4.4 billion pages, or 12.1%, to 32.1 billion pages in 2008. The net decrease in Direct revenue for 2008 compared to 2007 was due to decreases in the fishing and marine and the clothing and footwear general product categories, partially offset by increases in camping, hunting equipment, and gifts and furnishings.

     Financial Services Revenue. Financial Services revenue decreased 0.2% in 2008 compared to 2007 principally from decreases in securitization income, higher spreads and fees paid to investors on new securitizations, higher net charge-offs, and related decreases in the valuation of our interest-only strips associated with our securitized loans; mostly offset by growth in the number of active credit card accounts, the associated loans, and interchange income.

     We also measure the results of our Financial Services business on a non-GAAP managed basis as explained earlier. Interest income on a non-GAAP managed basis increased $17 million in 2008 from 2007 due to an increase in managed credit card loans and changes to interest charged, partially offset by decreases in interest rates. Interchange income increased $14 million driven by net credit card purchases, which increased 14.5% over 2007. Other fee income increased $11 million due to growth in the number of credit card loans, changes to fees charged, and increases in late fees, overlimit fees, and payment assurance fees. The increases in interest income and interchange income were partially offset by an increase in interest expense of $7 million from increases in securitized credit card loans and borrowings, higher spreads and fees paid to investors on new securitizations, and increases in certificates of deposits. Partially offsetting the increases in interest income and interchange income was an increase in the provision for loan losses of $29 million from increases in managed credit card loans and a decrease of $6 million in the Other category. Compared to 2007, the number of average active accounts in 2008 grew by 15.5% to over 1.1 million, and the average balance per active account increased 6.8% to $1,828.

Gross Profit

     Gross profit increased by $41 million, or 4.3%, to $1.0 billion in 2008 compared to 2007. Gross margins of our merchandising business increased $44 million, or 5.5%, to $841 million in 2008. Merchandise gross margins as a percentage of revenue of our merchandising business decreased to 35.3% in 2008 from 36.7% in 2007. The decrease in merchandise gross margins as a percentage of revenue for 2008 compared to 2007 is primarily attributable to an increase in sales discounts and allowances, an increase in hard goods sales with lower margins for 2008 compared to 2007, a shift in sales between channels, and a decrease in our shipping margin. Also in 2008, we experienced margin pressure in certain hard goods categories due to increases in commodity prices. The merchandise gross margin for 2008 also includes $8.7 million of gift instrument breakage. Excluding this $8.7 million of gift instrument breakage our merchandise gross margin for 2008 was 35.0%.

Selling, Distribution, and Administrative Expenses

     Selling, distribution, and administrative expenses on a consolidated basis increased $47 million, or 5.7%, for 2008 over 2007. The primary reason for the increase was the addition of two new stores in 2008 and eight new stores in 2007 (six added in the fourth quarter of 2007), along with the addition of infrastructure necessary to support this store expansion. The most significant factors contributing to the increase in selling, distribution, and administrative expenses, and the infrastructure expansion required to support the revenue growth in 2008 from our retail store expansion, included:

     Retail Business Segment:

  Operating costs for new stores that were not open in 2007 of $60 million, including employee compensation and benefit costs of $38 million and $10 million in advertising and promotional expenses.
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
  A decrease of $5 million in the marketing fee paid by the Financial Services segment to the Direct business segment ($4 million) and the Retail segment ($1 million).
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
Impairment and Restructuring Charges

     Impairment and restructuring charges totaling $6 million were recognized in 2008 compared to $1 million in 2007. In October 2008, we announced a reduction in workforce of approximately 10% at our company headquarters which resulted in recording $2 million in severance and related benefits. We completed our annual impairment analyses on goodwill and other intangible assets and recognized an impairment of $1 million. In addition, we evaluated the recoverability of certain property and equipment and our available-for-sale economic development bonds being actively marketed and recorded an impairment of $2 million as well as incurring prepayment penalties of $1 million in the fourth quarter of 2008.

Operating Income

     Operating income decreased $10 million, or 6.7%, in 2008 compared to 2007. Operating income as a percentage of revenue also decreased to 5.5% in 2008 from 6.4% in 2007. The decrease in total operating income and total operating income as a percentage of total revenue was primarily due to lower revenue from our Direct business segment, lower merchandise gross margins, and the increases in selling, distribution, and administrative expenses mostly for the addition of two new stores in 2008 and eight new stores in 2007, along with the addition of infrastructure necessary to support this store expansion. The Financial Services segment incurs a marketing fee paid to the Retail and Direct business segments which is included in selling, distribution, and administrative expenses as an expense for the Financial Services segment and as a credit to expense for the Retail and Direct business segments. The marketing fee paid by the Financial Services segment to these two business segments decreased $5 million in 2008 compared to 2007 – a $4 million decrease to the Direct business segment and a $1 million decrease to the Retail segment.

Interest (Expense) Income, Net

     Interest expense, net of interest income, increased $11 million to $30 million in 2008 compared to 2007. The net increase in interest expense was primarily due to additional debt incurred for financing our retail store expansion. During 2008, we capitalized interest totaling $2 million on qualifying fixed assets relating primarily to retail store construction compared to $4 million for 2007.

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

Bank Asset Quality

Overview

     We securitize a majority of our credit card loans. On a quarterly basis, we transfer eligible credit card loans into a securitization trust. We are required to own at least a minimum twenty day average of 5% of the interests in the securitization trust. Our transferor’s interest totaled $126 million at the end of 2009. Accordingly, retained credit card loans have the same characteristics as credit card loans sold to outside investors. Certain accounts are ineligible for securitization for reasons such as: 1) account delinquency, 2) they originated from sources other than Cabela’s CLUB Visa credit cards, or 3) various other reasons. Loans ineligible for securitization totaled $9 million at the end of 2009 compared to $11 million at the end of 2008.

     The quality of our managed credit card loan portfolio at any time reflects, among other factors: 1) the creditworthiness of cardholders, 2) general economic conditions, 3) the success of our account management and collection activities, and 4) the life-cycle stage of the portfolio. During periods of economic weakness, delinquencies and net charge-offs are more likely to increase. We have mitigated periods of economic weakness by selecting a customer base that is very creditworthy. The median FICO scores of our credit cardholders were 787 at the end of 2009 compared to 786 at the end of 2008.

     The following table shows our managed credit card loans outstanding at the end of 2009 and 2008 segregated by the number of months passed since the accounts were opened.

	2009		2008
	Loans	Percentage	Loans	Percentage
Months Since Account Opened	Outstanding	of Total	Outstanding	of Total
	(Dollars in Thousands)
6 months or less	$91,369	3.6%	$121,603	5.2%
7 – 12 months	111,864	4.4	151,201	6.5
13 – 24 months	295,552	11.5	330,973	14.1
25 – 36 months	331,920	12.9	278,318	11.9
37 – 48 months	270,909	10.6	239,563	10.2
49 – 60 months	234,439	9.1	200,463	8.5
61 – 72 months	199,173	7.8	188,233	8.0
73 – 84 months	189,246	7.4	190,425	8.1
More than 84 months	837,262	32.7	646,444	27.5
Total	$2,561,734	100.0%	$2,347,223	100.0%

Delinquencies

     We consider the entire balance of an account, including any accrued interest and fees, delinquent if the minimum payment is not received by the payment due date. Our aging method is based on the number of completed billing cycles during which a customer has failed to make a required payment. The following chart shows the percentage of our managed credit card loans that were delinquent at year end:

Number of days delinquent	2009	2008	2007
Greater than 30 days	1.79%	1.68%	0.97%
Greater than 60 days	1.09	0.97	0.57
Greater than 90 days	0.56	0.47	0.28

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

	2009	2008	2007
	(Dollars in Thousands)
Charge-offs	$127,539	$70,944	$42,853
Recoveries	(10,467)	(9,496)	(8,955)
Net charge-offs	$117,072	$61,448	$33,898
Net charge-offs as a percentage of average
managed credit card loans	5.06%	2.95%	2.01%

     For 2009, net charge-offs as a percentage of average managed credit card loans increased to 5.06%, up 211 basis points compared to 2.95% for 2008, principally because of the challenging economic environment. We believe our charge-off levels remain below industry average.

Liquidity and Capital Resources

Overview

     We believe that we will have sufficient capital available from cash on hand, our revolving credit facility, and other borrowing sources to fund our foreseeable cash requirements and near-term growth plans. At the end of 2009 and 2008, cash on a consolidated basis totaled $582 million and $410 million, respectively, of which $371 million and $402 million, respectively, was cash at our Financial Services business segment which will be utilized to meet this segment’s liquidity requirements. In 2009, our Financial Services business completed a term securitization totaling $500 million, renewed and increased a $214 million variable funding facility to $260 million, and renewed and increased a $376 million variable funding facility to $412 million. We will continue to evaluate additional funding sources to determine the most cost effective source of funds for our Financial Services business segment. These potential sources include, among others, certificates of deposit and securitizations.

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

     Our unsecured $350 million revolving credit facility and unsecured senior notes contain certain financial covenants, including the maintenance of minimum debt coverage, a fixed-charge coverage ratio, a cash flow leverage ratio, and a minimum tangible net worth standard. In the event that we failed to comply with these covenants and the failure to comply would go beyond 30 days, a default would trigger and all principal and outstanding interest would immediately be due and payable. At January 2, 2010, we were in compliance with all financial covenants under our credit agreements and unsecured notes. We anticipate that we will continue to be in compliance with all financial covenants under our credit agreements and unsecured notes through the next 12 months.

     In addition, recent and unprecedented distress in the worldwide credit markets has had an adverse impact on the availability of credit. Although our unsecured $350 million revolving credit facility does not expire until June 2012, continued market deterioration could jeopardize the counterparty obligations of one or more of the banks participating in our facility, which could have an adverse effect on our business if we are not able to replace such credit facility or find other sources of liquidity on acceptable terms. We currently expect all participating banks to provide funding as needed pursuant to the terms of our credit facility.

     Financial Services Business Segment (World’s Foremost Bank or “WFB”) – The primary cash requirements of WFB relate to the financing of credit card loans. These cash requirements will increase if our credit card originations increase or if our cardholders’ balances or spending increase. WFB sources operating funds in the ordinary course of business through various financing activities, which includes funding obtained from securitization transactions, borrowing under its federal funds purchase agreements, obtaining brokered and non-brokered certificates of deposit, and generating cash from operations. On April 14, 2009, WFB completed a term securitization transaction for $500 million. The most senior class of asset-backed notes issued in that transaction qualified as “eligible collateral” under the TALF program provided by the Federal Reserve Bank of New York (“FRBNY”). The TALF program is designed to increase credit availability and support economic activity by facilitating renewed issuance of consumer and business asset-backed securities at more normal interest rate spreads. Under the TALF program, the FRBNY provided non-recourse funding to eligible investors who purchased TALF eligible asset-backed notes sponsored by WFB. No funding was provided directly to WFB. The TALF program will cease making new loans secured by eligible collateral backed by credit card receivables on March 31, 2010, unless the Board of Governors of the Federal Reserve System extends the facility. During the term that the TALF facility is making new loans secured by eligible collateral backed by credit card receivables, WFB will have the ability to sponsor the issuance of additional classes of TALF eligible asset-backed notes, subject to certain limitations. Among other things, (i) the aggregate amount of TALF eligible asset-backed notes sponsored by WFB may not exceed the aggregate amount of the asset-backed notes sponsored by WFB that matured in 2009 or will mature in the first quarter of 2010; (ii) the TALF eligible asset-backed notes must satisfy the FRBNY’s risk assessment requirements; and (iii) the TALF eligible asset-backed notes must be rated in the highest long-term or short-term investment-grade rating category by two or more eligible nationally recognized statistical rating organizations (“NRSROs”) and must not be rated below the highest investment-grade rating category from any eligible NRSRO or be on review or watch for downgrade by any NRSRO. WFB does not have any significant continuing obligations under the TALF program, except that under certain circumstances WFB must notify the FRBNY and investors if the asset-backed notes cease to qualify as eligible collateral under the TALF program and WFB agrees to provide certain information regarding the asset-backed notes to the FRBNY. On June 5, 2009, the Trust renewed and increased a $214 million variable funding facility to a $260 million variable funding facility that will mature on June 4, 2010. On September 15, 2009, the Trust renewed and increased a $376 million variable funding facility to a $412 million variable funding facility that will mature on September 14, 2010. WFB completed an additional securitization transaction for $300 million on February 12, 2010, under the TALF program. In addition to this securitization, in 2010 WFB intends to renew its two variable funding facilities, issue additional certificates of deposits, and receive a capital contribution from Cabela’s. We believe that these liquidity sources are sufficient to fund WFB’s foreseeable cash requirements and near-term growth plans.

     Effective December 11, 2009, we amended the terms of our credit agreement to allow us to contribute up to $225 million of capital to WFB in 2010 plus up to $25 million of capital per year through June 30, 2012, when this credit agreement expires. Before this amendment the amount of capital we could contribute to WFB was $25 million in any fiscal year or $75 million in the aggregate. We made $25 million capital contributions to WFB in November 2009 and December 2008. WFB is prohibited by regulations from lending money to Cabela’s or other affiliates. WFB is subject to capital requirements imposed by Nebraska banking laws and the Visa membership rules, and its ability to pay dividends is also limited by Nebraska and Federal banking laws. If there are any disruptions in the credit markets, our Financial Services business, like many other financial institutions, may increase its funding from certificates of deposit which may result in increased competition in the deposits market with less funds available or at unattractive rates. Our ability to issue certificates of deposit is reliant on our current regulatory capital levels. WFB is classified as a “well capitalized” bank, the highest category under the regulatory framework for prompt corrective action. If WFB were to be classified as an “adequately capitalized” bank, which is the next level category down from well capitalized, we would be required to obtain a waiver from the FDIC in order to continue to issue certificates of deposits and would be limited to what interest rate we can pay on deposits. In addition to the non-brokered certificates of deposit market to fund growth and maturing securitizations, we have access to the brokered certificates of deposit market through multiple financial institutions for liquidity and funding purposes.

     While we intend to finance our growth initiatives and operations with existing cash, cash flow from operations, and borrowings under our existing revolving credit facility, we may require additional financing to support our growth initiatives and operations. The ability of our Financial Services business to engage in securitization transactions on favorable terms or at all could be adversely affected by further disruptions in the capital markets or other events, which could materially affect our business and cause our Financial Services business to lose an important source of capital. As a result of the guidance under ASC Topics 810 and 860, there is some uncertainty over existing FDIC guidance regarding standards for legal isolation of the transferred assets. If FDIC rule 12 C.F.R. Section 360.6 “Treatment by the Federal Deposit Insurance Corporation as Conservator or Receiver of Financial Assets Transferred by an Insured Depository Institution in Connection With a Securitization or Participation” on legal isolation is not modified our securitizations will no longer have the benefit of the current rule as they will not meet all of the conditions for sale accounting treatment under GAAP. In November 2009, the FDIC announced an interim amendment of this regulation. Under the interim amendment, the legal isolation of property transferred in a securitization transaction prior to March 31, 2010, is preserved, regardless of whether the transfer qualifies for sale accounting treatment under new accounting standards if the transfer otherwise complies with the FDIC’s regulation. On December 15, 2009, the FDIC issued an Advance Notice of Proposed Rulemaking in order to solicit public comments on proposed amendments to the FDIC’s regulation that apply to securitization transactions completed after March 31, 2010. We cannot predict the terms and conditions of the FDIC’s ultimate regulation relating to the treatment of financial assets transferred in a securitization. Until these issues are resolved, our ability to complete new securitization transactions after March 31, 2010, on acceptable terms or at all may be adversely affected.

     Furthermore, WFB’s securitized credit card loans could experience poor performance, including increased delinquencies and credit losses, lower payment rates, or a decrease in excess spreads below certain thresholds. This could result in a downgrade or withdrawal of the ratings on the outstanding securities issued in WFB’s securitization transactions, cause “early amortization” or “early redemption” of these securities, or result in higher required credit enhancement levels.

     ASC Topic 810, Consolidations, and ASC Topic 860, Transfers and Servicing, resulted in the consolidation of the assets and liabilities of the Trust as of January 3, 2010. Consequently, there was a material impact on our total assets, total liabilities, retained earnings and other comprehensive income, statement of cash flows, and components of our Financial Services revenue. We have evaluated the impact that these accounting standards will have on our compliance with the financial covenants in our credit agreements and unsecured notes and do not believe that these accounting standards, if they were effective as of January 2, 2010, would have caused us to be in breach of any financial covenants in our credit agreements and unsecured notes. We can offer no assurances that the impact from the provisions of these standards will not cause us to breach financial covenants in our credit agreements and unsecured notes in the future.

     On January 21, 2010, the federal agencies issued final rules entitled Risk-Based Capital Guidelines; Capital Adequacy Guidelines; Capital Maintenance; Regulatory Capital; Impact of Modifications to Generally Accepted Accounting Principles; Consolidation of Asset-Backed Commercial Paper Programs; and Other Related Issues relating to changes to regulatory capital as a result of ASC Topics 810 and 860. WFB’s required capital will be increased with the consolidation of the assets and liabilities of the Trust on WFB’s balance sheet under ASC Topics 810 and 860. The effect of changes to regulatory capital requirements resulting from the final rules issued by the federal agencies will cause us to reallocate capital from our Retail and Direct businesses to meet the capital needs of our Financial Services business, or require us to raise additional debt or equity capital, which in turn could significantly alter our growth initiatives. Also, if WFB fails to satisfy the requirements for the well-capitalized classification under the regulatory framework for prompt corrective action, WFB would become subject to regulatory restrictions and WFB’s ability to issue certificates of deposit could be affected. The final rule provides an optional two-quarter delay and subsequent two-quarter phase-in (for a maximum of one year) for the effect on risk-based capital relating to the assets that must be consolidated as a result of the change in accounting principles. The effect of changes to regulatory capital requirements is expected to cause us to contribute approximately $200 million in additional capital to our bank subsidiary during 2010 to meet the capital needs of our Financial Services business. We had sufficient cash at January 2, 2010, to provide the necessary capital contribution to WFB so WFB can meet the regulatory capital requirements for the well-capitalized classification for 2010. Effective December 11, 2009, we amended the terms of our credit agreement to allow us to contribute to WFB up to $225 million of capital in 2010 plus up to $25 million of capital per year through June 30, 2012, when this credit agreement expires. The credit facility is unsecured and expires on June 30, 2012. Advances under the credit facility are used for our general business support, including working capital support. We paid $1.85 million to the lending banks to facilitate the amendment.

Operating, Investing and Financing Activities

     The following table presents changes in our cash and cash equivalents for the years ended:

	2009	2008	2007
	(Dollars In Thousands)
Net cash provided by operating activities	$294,020	$154,968	$31,828
Net cash used in investing activities	(106,023)	(98,211)	(331,493)
Net cash (used in) provided by financing activities	(15,916)	222,165	257,944

2009 versus 2008

     Operating Activities – Cash derived from operating activities increased $139 million in 2009 compared to 2008. This net increase in cash from operations was primarily due to a net increase in accounts payable and accrued expenses of $117 million where these balances increased $33 million in 2009 compared to a reduction of $84 million in 2008. WFB paid cash out on a net basis for credit card originations (net of cash received from collections, proceeds from new securitizations, and changes in retained interests) of $10 million in 2009 compared to $6 million of net cash received in 2008. Inventory decreased $78 million in 2009, to a balance of $440 million, compared to a decrease of $91 million in 2008, to a balance of $518 million. Current and deferred income taxes payable increased $7 million in 2009 compared to a decrease of $17 million in 2008.

     Investing Activities – Cash used in investing activities increased $8 million in 2009 compared to 2008. In 2009, cash paid for property and equipment additions totaled $49 million compared to $91 million in 2008. We opened our Billings, Montana, retail store in May 2009 and two retail stores in 2008. WFB retained asset-backed securities totaling $75 million on April 14, 2009, from the $500 million Series 2009-I issuance of asset-backed notes and purchased triple-A rated notes for approximately $2 million in the secondary markets from previously issued series of the Trust. WFB classified these notes as asset-backed available for sale securities which are reflected in the consolidated balance sheet under the caption “retained interests in securitized loans, including asset-backed securities.” In 2009, we realized $12 million in proceeds from the disposition of certain premises and equipment. We purchased $19 million of economic development bonds in 2008.

     The following table highlights the growth of our retail stores, and the activity of economic development bonds related to the construction of these stores and related projects, for the years ended:

	2009	2008
	(Dollars In Thousands)
Property and equipment additions	$49,113	$91,164
Purchases of economic development bonds	-	18,525
Total	$49,113	$109,689
Proceeds from retirements and maturities of economic development bonds	$2,654	$3,405
Number of new retail stores opened or acquired during the year	1	2
Number of retail stores at the end of the year	30	29

     Financing Activities – Cash provided by financing activities decreased $238 million in 2009 compared to 2008. This net decrease from financing activities was primarily due to the change in WFB’s borrowing of time deposits, which WFB utilizes to fund its credit card operations, decreasing $8 million in 2009 compared to a net increase of $326 million in 2008. Our lines of credit, short and long-term debt, and the variable funding facility of WFB, decreased $26 million in 2009 compared to a decrease of $129 million in 2008.

     Effective December 11, 2009, we decreased our unsecured revolving credit facility to $350 million from $430 million. In addition, we amended the terms of the credit agreement to allow us to contribute up to $225 million of capital to WFB in 2010 plus up to $25 million of capital per year through June 30, 2012, when this credit agreement expires. We paid fees totaling $1.85 million to facilitate the amendment. All other terms of the credit agreement remained unchanged. The credit facility may be increased to $450 million and permits the issuance of up to $200 million in letters of credit and standby letters of credit, which reduce the overall credit limit available under the credit facility. There were no amounts outstanding at January 2, 2010, under this credit agreement. Advances under the credit facility are used for general business purposes, including working capital support.

     The following table highlights the borrowing activity of our merchandising business and bank operations for the years ended:

	2009	2008
	(In Thousands)
Borrowings on (repayment of) lines of credit and short-term debt, net	$(25,901)	$(37,575)
Borrowing on (repayment of) variable funding facility – WFB	-	(100,000)
Issuances (repayments) of long-term debt, net of repayments	(289)	8,326
Total	$(26,190)	$(129,249)

     The following table summarizes our availability under debt and credit facilities, excluding the facilities of WFB, at the end of years:

	2009	2008
	(In Thousands)
Amounts available for borrowing under credit facilities (1)	$365,000	$445,000
Principal amounts outstanding	-	(26,465)
Outstanding letters of credit and standby letters of credit	(11,394)	(16,117)
Remaining borrowing capacity	$353,606	$402,418

____________________

(1)	Effective December 11, 2009, we decreased our revolving credit facility to $350 million from $430 million, resulting in a total amount available for borrowing of $365 million, including the $15 million CAD facility for our Canada operations.

     In addition, WFB has total borrowing availability of $85 million under its agreements to borrow federal funds. At January 2, 2010, the entire $85 million of borrowing capacity was available to WFB.

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

     Our $350 million credit agreement requires that Cabela’s comply with certain financial and other customary covenants, including 1) a fixed charge coverage ratio (as defined) of no less than 1.50 to 1.00 as of the last day of any quarter; 2) a cash flow leverage ratio (as defined) of no more than 3.00 to 1.00 as of the last day of any quarter; and 3) a minimum tangible net worth standard (as defined). In addition, certain of the long-term debt agreements contain various covenants and restrictions such as the maintenance of minimum debt coverage, net worth, and financial ratios. The significant financial ratios and net worth requirements in the long-term debt agreements are 1) a limitation of funded debt to be less than 60% of consolidated total capitalization; 2) cash flow fixed charge coverage ratio, as defined, of no less than 2.00 to 1.00 as of the last day of any quarter; and 3) a minimum consolidated adjusted net worth (as defined). Also, the debt agreements contain cross default provisions to other outstanding credit facilities. In the event that we failed to comply with these covenants and the failure to comply would go beyond 30 days, a default would trigger and all principal and outstanding interest would immediately be due and payable. At January 2, 2010, we were in compliance with all financial covenants under our credit agreements and unsecured notes. We anticipate that we will continue to be in compliance with all financial covenants under our credit agreements and unsecured notes through the next 12 months.

2008 versus 2007

     Operating Activities – Cash derived from operating activities increased $123 million for 2008 compared to 2007. Inventory balances decreased $91 million at the end of 2008 over 2007, as we focused on inventory reduction in 2008 compared to 2007, in which we opened eight new stores. Cash derived from operating activities also included a $63 million net increase between years related to WFB’s proceeds from securitization transactions, net of originations of credit card loans. For 2008, WFB received cash on a net basis for credit card originations (net of cash received from collections, proceeds from new securitizations, and changes in retained interests) of $21 million compared to $42 million of net cash used in 2007. In addition, land held for sale increased $12 million compared to 2007 as we increased our holdings. Partially offsetting these improvements in cash was a decrease in accounts payable and accrued expenses of $94 million between years, mostly due to the reduction in inventory in 2008 compared to 2007. The net change in the liability for gift instruments and credit card reward points was a decrease of $39 million over 2007 from increased sales of gift cards in 2007 compared to 2008. In addition, the net change in current and deferred income taxes payable was a decrease of $33 million in 2008 compared to 2007 due to nearly $56 million paid in 2008 for federal and state income taxes.

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

     After purchasing the bonds, we typically record them on our consolidated balance sheet classified as “available for sale” and value them based upon management’s projections of the amount of tax revenue expected to be generated to support principal and interest payments on the bonds. Because of the unique features of each project, there is no independent market data for valuation of these types of bonds. If sufficient tax revenue is not generated by the subject properties, we will not receive scheduled payments and will be unable to realize the full value of the bonds carried on our consolidated balance sheet. At January 2, 2010, and December 27, 2008, economic development bonds totaled $108 million and $113 million, respectively.

     The negotiation of these economic development arrangements has been important to our retail store expansion in the past, and these arrangements may be an important factor in our retail store expansion strategy in certain locations because they allow us to avoid or recapture a portion of the costs involved with opening a new store.

     Grants – We generally have received grant funding in exchange for commitments made by us to the state or local government providing the funding. The commitments, such as assurance of agreed employment and wage levels at our retail stores or that the retail store will remain open, typically phase out over approximately five to ten years. If we fail to maintain the commitments during the applicable period, the funds we received may have to be repaid or other adverse consequences may arise, which could affect our cash flows and profitability. At January 2, 2010, and December 27, 2008, the total amount of grant funding subject to specific contractual remedies was $10 million and $11 million, respectively.

Securitization of Credit Card Loans

     Our Financial Services business historically has funded most of its growth in credit card loans through an asset securitization program. We sell our credit card loans in the ordinary course of business through variable funding facilities and longer-term fixed and floating rate securitization transactions. In a variable funding securitization, our credit card loans are converted into securities and sold to commercial paper issuers, which pool the securities with those of other issuers. The amount securitized in a variable funding structure is allowed to fluctuate within the terms of the facility, which may provide greater flexibility for liquidity needs.

     The Trust issues to outside investors various forms of notes each of which has an undivided interest in the assets of the Trust. The Trust pays to the holders of the notes a portion of future scheduled cash flows under preset terms and conditions, the receipt of which is dependent upon cash flows generated by the underlying performance of the assets of the trust.

     WFB retains a “transferor’s interest” in the securitized loans, which ranks equal with the investor certificates and notes; an “interest-only strip,” which represents the right to receive excess cash available after repayment of all amounts to the investors; servicing fees; cash reserve accounts and cash accounts in some cases as added protection for investors; and asset-backed securities from its securitizations. Neither the investors nor the Trust have recourse against WFB beyond the assets of the Trust, other than for breaches of certain customary representations, warranties, and covenants and minimum account balance levels which must be maintained to support our retained interests. These representations, warranties, covenants, and the related indemnities do not protect the Trust or the outside investors against credit-related losses on the loans.

     WFB records its interest-only strips as an asset at fair value, which is an amount equal to the estimated present value of cash flows to be received by WFB over the expected outstanding period of the loans. These cash flows essentially represent finance charges and late fees in excess of the amounts paid to note holders, credit losses, and servicing and administration fees. WFB uses certain valuation assumptions related to the average lives of the loans sold, anticipated finance charge yields, and anticipated credit losses, as well as a discount rate commensurate with the risks involved, in determining the estimated present value of the interest-only strips. Changes in the average life of the loans sold, finance charge yields, discount rate, and credit-loss percentage could adversely impact the actual value of the interest-only strips. Accordingly, actual results could differ materially from the estimates, and changes in circumstances could result in significant future changes to the assumptions currently being used.

     Gains and losses on securitization transactions, fair value adjustments, and earnings on our securitizations are included in consolidated revenue in the consolidated statement of income. The cash accounts, asset-backed securities, interest-only strips, and cash reserve accounts are included on our consolidated balance sheet as “retained interests in securitized loans.” The transferor’s interest is included in credit card loans. All of WFB’s securitization transactions are currently accounted for as sale transactions. As a result, the loans relating to those pools of assets are not reflected on our consolidated balance sheet, other than WFB’s transferor’s interest, cash reserve accounts, asset-backed securities and interest-only strips.

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

     The total amounts and maturities for our credit card securitizations as of January 2, 2010, were as follows:

			Third Party
		Total	Investor	Third Party
		Available	Available	Investor		Expected
Series	Type	Capacity	Capacity	Outstanding	Interest Rate	Maturity
(Dollars in Thousands)
Series 2005-I	Term	$140,000	$140,000	$140,000	Fixed	October 2010
Series 2005-I	Term	110,000	109,500	109,500	Floating	October 2010
Series 2006-III	Term	250,000	250,000	250,000	Fixed	October 2011
Series 2006-III	Term	250,000	250,000	250,000	Floating	October 2011
Series 2008-I	Term	461,500	461,500	461,500	Fixed (1)	December 2010
Series 2008-I	Term	38,500	38,500	38,500	Floating	December 2010
Series 2008-IV	Term	122,500	122,500	122,500	Fixed	September 2011
Series 2008-IV	Term	77,500	75,900	75,900	Floating	September 2011
Series 2009-I	Term	75,000	-	-	Fixed	March 2012
Series 2009-I	Term	425,000	425,000	425,000	Floating	March 2012
Total term		1,950,000	1,872,900	1,872,900

Series 2006-I	Variable Funding	411,765	350,000	310,000	Floating	September 2010
Series 2008-III	Variable Funding	260,115	225,000	90,000	Floating	June 2010
Total variable		671,880	575,000	400,000
Total available		$2,621,880	$2,447,900	$2,272,900

____________________

(1)	The Trust entered into an interest rate swap agreement to convert the floating rate notes with a notional amount of $229.85 million into a fixed rate obligation.

     We have been, and will continue to be, particularly reliant on funding from securitization transactions for WFB. A failure to renew existing facilities or to add additional capacity on favorable terms as it becomes necessary could increase our financing costs and potentially limit our ability to grow the business of WFB. Unfavorable conditions in the asset-backed securities markets generally, including the unavailability of commercial bank liquidity support or credit enhancements, could have a similar effect. During 2008, WFB completed securitizations totaling $1.2 billion and renewed a $376 million variable funding facility. On April 14, 2009, a securitization transaction for $500 million was completed under the TALF program established by the FRBNY. This securitization transaction refinanced asset-backed notes that matured in 2009. On June 5, 2009, the Trust renewed and increased a $214 million variable funding facility to a $260 million variable funding facility that will mature on June 4, 2010. On September 15, 2009, the Trust renewed and increased a $376 million variable funding facility to a $412 million variable funding facility that will mature on September 14, 2010. WFB completed an additional securitization transaction for $300 million on February 12, 2010, under the TALF program. In addition to this securitization, in 2010 WFB intends to renew its two variable funding facilities, issue additional certificates of deposits, and receive a capital contribution from Cabela’s. We believe that these liquidity sources are sufficient to fund WFB’s foreseeable cash requirements and near-term growth plans.

     Furthermore, WFB’s securitized credit card loans could experience poor performance, including increased delinquencies and credit losses, lower payment rates, or a decrease in excess spreads below certain thresholds. This could result in a downgrade or withdrawal of the ratings on the outstanding securities issued in WFB’s securitization transactions, cause “early amortization” or “early redemption” of these securities, or result in higher required credit enhancement levels.

Certificates of Deposit

     WFB utilizes brokered and non-brokered certificates of deposit to partially finance its operating activities. WFB issues certificates of deposit in a minimum amount of one hundred thousand dollars in various maturities. At January 2, 2010, WFB had $477 million of certificates of deposit outstanding with maturities ranging from January 2010 to April 2016 and with a weighted average effective annual fixed rate of 4.19%. This outstanding balance compares to $486 million at December 27, 2008, with a weighted average effective annual fixed rate of 4.64%.

Impact of Inflation

     We do not believe that our operating results have been materially affected by inflation during the preceding three years. We cannot assure, however, that our operating results will not be adversely affected by inflation in the future.

Contractual Obligations and Other Commercial Commitments

     The following tables provide summary information concerning our future contractual obligations at January 2, 2010. Effective January 3, 2010, the debt of the Trust relating to credit card loan securitization transactions approximating $2.3 billion will be reflected in our consolidated balance sheet and will increase our total contractual obligations accordingly. The liabilities of the Trust will be recorded as secured borrowings and the general assets of Cabela’s are not available to repay any related maturities.

	2010	2011	2012	2013	2014	Thereafter	Total
	(In Thousands)
Long-term debt (1)	$2,902	$-	$8,143	$8,143	$8,143	$307,571	$334,902
Interest payments (2)	20,778	20,750	20,426	19,807	19,778	35,772	137,311
Capital lease obligations	1,009	1,000	1,000	1,000	1,000	21,500	26,509
Operating leases	6,701	8,346	7,784	7,681	7,617	130,157	168,286
Time deposits by
maturity	120,384	134,420	86,557	103,191	31,912	200	476,664
Obligations under new
store and expansion
arrangements (3)	26,081	50,665	1,720	747	768	5,335	85,316
Purchase obligations (4)	315,205	9,032	7,379	5,483	45	-	337,144
Deferred compensation	349	-	-	-	-	-	349
Unrecognized tax
benefits	-	-	-	-	-	2,989	2,989
Total	$493,409	$224,213	$133,009	$146,052	$69,263	$503,524	$1,569,470

____________________

(1)	Includes $3 million owed under our $15 million credit agreement for operations in Canada. Excludes amounts owed under capital lease obligations.

(2)	These amounts do not include estimated interest payments due under our revolving credit facilities because the amount that will be borrowed under these facilities in future years is uncertain.

(3)
At January 2, 2010, obligations for new store and expansion arrangements include approximately $75 million of estimated contractual obligations and commitments associated with projected retail store-related expansion and certain obligations under economic development bonds. The table does not include any amounts for contractual obligations associated with retail store locations where we are in the process of certain negotiations.

(4)
Our purchase obligations relate primarily to purchases of inventory, shipping, and other goods and services in the ordinary course of business under binding purchase orders or contracts. The amount of purchase obligations shown is based on assumptions regarding the legal enforceability against us of purchase orders or contracts we had outstanding at the end of 2009. Under different assumptions regarding our rights to cancel our purchase orders, or different assumptions regarding the enforceability of the purchase orders under applicable laws, the amount of purchase obligations shown in the preceding table would be less.

The following tables provide summary information concerning other commercial commitments at January 2, 2010.

(In Thousands)
Letters of credit (1)	$4,720
Standby letters of credit (1)	6,674
Revolving line of credit for boat and ATV inventory (2)	3,510
Open account document instructions	23,471
Bank – federal funds (3)	-
Total	$38,375

____________________

(1)
Our credit agreement allows for maximum borrowings of $350 million including lender letters of credit and standby letters of credit. At January 2, 2010, the total amount of borrowings under this revolving line of credit, including lender letters of credit and standby letters of credit, was $11.4 million. Our credit agreement for operations in Canada is for $15 million CAD, with $12.1 million CAD available for borrowing at January 2, 2010.

(2)	The line of credit for boat and all-terrain vehicles financing is limited by the aforementioned $350 million revolving line of credit to $50 million of secured collateral.

(3)	The maximum amount that can be borrowed on the federal funds agreements is $85 million.

Off-Balance Sheet Arrangements

     Operating Leases – We lease various items of office equipment and buildings. Rent expense for these operating leases is recorded in selling, distribution, and administrative expenses in the consolidated statements of income. Future obligations are shown in the preceding contractual obligations table.

     Credit Card Limits – WFB bears off-balance sheet risk in the normal course of its business. One form of this risk is through WFB’s commitment to extend credit to cardholders up to the maximum amount of their credit limits. The aggregate of such potential funding requirements totaled $13 billion above existing balances at the end of 2009. These funding obligations are not included on our consolidated balance sheet. While WFB has not experienced, and does not anticipate that it will experience, a significant draw down of unfunded credit lines by its cardholders, such an event would create a cash need at WFB which likely could not be met by our available cash and funding sources. WFB has the right to reduce or cancel these available lines of credit at any time.

     Securitizations – All of WFB’s securitization transactions have been accounted for as sales transactions, and the credit card loans and associated debt relating to those pools of assets are not reflected in our consolidated balance sheet at January 2, 2010.

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

Merchandise Revenue Recognition

     Revenue is recognized on our Internet and catalog sales when merchandise is delivered to customers at the point of delivery, with the point of delivery based on our estimate of shipping time from our distribution centers to the customer. We recognize reserves for estimated product returns based upon our historical return experience and expectations. Had our estimate of merchandise in-transit to customers and our estimate of product returns been different by 10% at the end of 2009, our operating income would have been higher or lower by approximately $0.5 million. Sales of gift instruments are recorded in merchandise revenue when the gift instruments are redeemed in exchange for merchandise and as a liability prior to redemption. We recognize breakage on gift instruments as revenue when the probability of redemption is remote. Had our estimate of breakage on our recorded liability for gift instruments been different by 10% of the recorded liability at the end of 2009, our operating income would have been higher or lower by approximately $0.5 million.

Inventories

     We estimate provisions for inventory shrinkage, damaged goods returned values, and obsolete and slow-moving items based on historical loss and product performance statistics and future merchandising objectives. While we do not believe there is a reasonable likelihood there will be a material change in the future impacting these estimates, actual losses can be higher or lower based on future merchandising decisions and retail economic trends. Had our estimated inventory reserves been different by 10% at the end of 2009, our cost of sales would have been higher or lower by approximately $1 million.

Catalog Costs

     Deferred catalog costs consist of incremental internal and third-party direct costs incurred in the development, production, and circulation of our direct mail catalogs, composed principally of creative design, prepress/production, paper, printing, postal, and mailing costs. Deferred catalog costs are amortized over their expected period of future benefit or twelve months, whichever is shorter, based upon sales forecasts developed using historical sales for similar catalog offerings. Deferred catalog expenses are evaluated for recoverability at each reporting period by comparing the carrying amount associated with each catalog to actual sales data and to projected future cash flows. Had our amortization estimate of deferred catalog costs been different by 10% for 2009, our catalog costs expense would have been higher or lower by approximately $2.6 million.

Economic Development Bonds

     We recognize economic development bond investments based on estimates of the discounted future cash payments to be received under these bonds. These estimates are also the basis for our recognition of deferred grant revenue to be received under the economic development grants as an offset to construction costs which is amortized over the asset lives of the development. These cash flow estimates are dependent on property and/or sales tax collections derived from our operations, and potentially other businesses, some of which may be in the development stage. Had our fair value estimates been lower by 10% as of the end of 2009, the value of economic development bonds reflected in our consolidated financial statements would have been approximately $11 million less with the unrealized loss reflected in comprehensive income (loss) if the loss was deemed to be temporary. Any declines in the fair value of held-to-maturity and available-for-sale economic development bonds below cost that are deemed to be other than temporary are reflected in earnings as realized losses. Gains and losses on sales are recorded on the trade date and determined using the specific identification method.

Long-Lived Assets

     Long-lived assets other than goodwill and other intangible assets, which generally are tested separately for impairment on an annual basis, are evaluated for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. When we evaluate long-lived assets for potential impairment, we first compare the carrying value of the asset to that asset’s estimated future undiscounted cash flows. If the estimated future cash flows are less than the carrying value of the asset, we then calculate an impairment loss. The calculation for an impairment loss compares the carrying value of the asset to that asset’s estimated fair value, which may be based on estimated future discounted cash flows or quoted market prices. We recognize an impairment loss if the asset’s carrying value exceeds its estimated fair value. If we recognize an impairment loss, the newly adjusted carrying amount of the asset becomes its new basis. For a depreciable long-lived asset, the new cost basis will be depreciated over its remaining useful life. Frequently our impairment loss calculations contain multiple uncertainties because they require management to make assumptions and to apply judgment to estimate future cash flows and asset fair values, including forecasting cash flows under different scenarios, determining a discount rate that reflects the risk inherent in future cash flows, and incorporating financial data from other parties. We have consistently applied our accounting methodologies that we use to assess impairment loss. However, if actual results are not consistent with our estimates and assumptions used in estimating future cash flows and asset fair values, we may be exposed to losses that could be material.

Asset Securitization

     WFB securitizes the majority of its credit card loans, and recognizes gains or losses on the sales, as well as records certain retained interests, including transferor’s interest, interest only strips, cash reserve accounts, cash accounts, and asset-backed securities, which are all subject to significant valuation assumptions. The interests in securitized receivables, including interest only strips, cash reserve accounts, cash accounts, and asset-backed securities, are reported at fair value in the consolidated balance sheets. The transferor’s interest is reported at the lower of cost or market in the consolidated balance sheets. On a quarterly basis, we reviewed and adjusted, as appropriate, the assumptions and estimates used in determining the fair value of the related accounts recognized in connection with these securitization transactions. If we had made different assumptions for the periods covered by the consolidated financial statements, WFB’s financial position and results of operations could have differed materially. Refer to Note 3 for the sensitivity analysis of the current fair value of the interest only strip, cash reserve, and cash accounts, and the impact on fair value from an immediate adverse change of 10% and 20% in the key economic assumptions used to determine fair value.

Recent Accounting Standards and Pronouncements

     Effective December 30, 2007, we adopted the provisions of Financial Accounting Standards Board (“FASB”) ASC Topic 820, Fair Value Measurements and Disclosures. This statement defines fair value, establishes a hierarchal disclosure framework for measuring fair value, and requires expanded disclosures about fair value measurements. The provisions of this statement apply to all financial instruments that are being measured and reported on a fair value basis. The partial adoption of ASC Topic 820 did not have any impact on our financial position or results of operations. Effective December 28, 2008, we adopted the remaining provisions of ASC Topic 820 that were delayed by the issuance of ASC Section 820-10-55, Fair Value Measurements and Disclosures: Overall: Implementation Guidance and Illustrations. The adoption of the remaining provisions of ASC Topic 820, relating to nonfinancial assets and liabilities, did not have a material impact on our financial position or results of operations.

     In December 2007, the FASB issued ASC Topic 805, Business Combinations, which replaced FAS No. 141. ASC Topic 805 establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired and the liabilities assumed. We adopted the provisions of ASC Topic 805 effective December 28, 2008, which applies prospectively to all business combinations entered into on or after such date. The adoption of this statement had no effect on our financial position or results of operations. Any future acquisitions will be impacted by application of this statement.

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

     In February 2008, the FASB updated ASC Topic 860, Transfers and Servicing. The objective of this update is to provide implementation guidance on accounting for a transfer of a financial asset and repurchase financing. The update presumes that an initial transfer of a financial asset and a repurchase financing are considered part of the same arrangement (linked transaction) under ASC Topic 860. However, if certain criteria are met, the initial transfer and repurchase financing shall not be evaluated as a linked transaction and shall not be evaluated under ASC Topic 860. We adopted the update to ASC Topic 860 effective December 28, 2008. The adoption of this statement did not have a material effect on our financial position or results of operations.

     In March 2008, the FASB updated ASC Topic 815, Derivatives and Hedging. This update changes the existing disclosure requirements in ASC Topic 815. ASC Topic 815 now requires enhanced disclosures about an entity’s derivative and hedging activities. We adopted the updates to ASC Topic 815 effective December 28, 2008. The adoption of this statement did not have a material effect on our financial position or results of operations.

     In April 2009, the FASB issued the following:
  Update to ASC Section 820-10-65, Fair Value Measurements and Disclosures: Overall: Transition and Open Effective Date Information,
  Update to ASC Section 320-10-65, Investments – Debt and Equity Securities: Overall: Transition and Open Effective Date Information
  Update to ASC Section 825-10-65, Financial Instruments: Overall: Transition and Open Effective Date Information
     ASC 820-10-65 indicates that when determining the fair value of an asset or liability that is not a Level 1 fair value measurement, an entity should assess whether the volume and level of activity for the asset or liability have significantly decreased when compared with normal market conditions. If the entity concludes that there has been a significant decrease in the volume and level of activity, a quoted price (e.g., observed transaction) may not be determinative of fair value and may require a significant adjustment. ASC Section 320-10-65 modifies the requirements for recognizing other-than-temporarily impaired debt securities and changes the existing impairment model for such securities. These statements also modify the presentation of other-than-temporary impairment losses and increase the frequency of and expand already required disclosures about other-than-temporary impairment for debt and equity securities. ASC Section 825-10-65 requires publicly traded companies to disclose the fair value of financial instruments within the scope of ASC 825 in interim financial statements, adding to the current requirement to make those disclosures in annual financial statements. This staff position also requires that companies disclose the method or methods and significant assumptions used to estimate the fair value of financial instruments and a discussion of changes, if any, in the method or methods and significant assumptions during the period. We adopted the provisions of these staff positions effective for the second quarter ended June 27, 2009. The adoption of these staff positions did not have a material effect on our financial position or results of operations.

     In May 2009, the FASB issued ASC Topic 855, Subsequent Events. This statement requires management to evaluate subsequent events through the date the financial statements are either issued, or available to be issued. ASC Topic 855 also requires companies to disclose the date through which subsequent events have been evaluated.

     The FASB updated ASC Topic 810, Consolidations, and ASC Topic 860, Transfers and Servicing, which significantly changed the accounting for transfers of financial assets and the criteria for determining whether to consolidate a variable interest entity (“VIE”). The update to ASC Topic 860 eliminates the qualifying special purpose entity (“QSPE”) concept, establishes conditions for reporting a transfer of a portion of a financial asset as a sale, clarifies the financial-asset derecognition criteria, revises how interests retained by the transferor in a sale of financial assets initially are measured, and removes the guaranteed mortgage securitization recharacterization provisions. The update to ASC Topic 810 requires reporting entities to evaluate former QSPEs for consolidation, changes the approach to determining a VIE’s primary beneficiary from a mainly quantitative assessment to an exclusively qualitative assessment designed to identify a controlling financial interest, and increases the frequency of required reassessments to determine whether a company is the primary beneficiary of a VIE. The application of ASC Topics 810 and 860 resulted in the consolidation of the Trust’s assets and liabilities effective January 3, 2010. Consequently, there was a material impact on our total assets, total liabilities, retained earnings and other comprehensive income, statement of cash flows, and the components of our Financial Services revenue. As a result of these accounting standards, the securitization transactions will be accounted for as secured borrowings, credit card loans and debt issued from the Trust will be presented as assets and liabilities of the Company, various other interests currently reflected on the consolidated balance sheet will be reclassified primarily to credit card loans, other current assets, and accrued expenses. The Financial Services business will also be required to establish allowances for loan losses relating to such assets beginning in fiscal 2010. There will also be changes in the statement of cash flows. The Trust was consolidated on January 3, 2010, with total assets and liabilities increasing approximately $2.1 billion and $2.2 billion, respectively, and retained earnings and other comprehensive income decreasing approximately $100 million, after tax.

     We have evaluated the impact that the guidance of ASC Topics 810 and 860 will have on our compliance with the financial covenants in our credit agreements and unsecured notes and do not believe that these standards, if they were effective as of January 2, 2010, would have caused us to be in breach of any financial covenants in our credit agreements and unsecured notes. We can offer no assurances that the impact from the provisions of these standards will not cause us to breach financial covenants in our credit agreements and unsecured notes in the future. On January 21, 2010, the federal agencies issued final rules entitled Risk-Based Capital Guidelines; Capital Adequacy Guidelines; Capital Maintenance; Regulatory Capital; Impact of Modifications to Generally Accepted Accounting Principles; Consolidation of Asset-Backed Commercial Paper Programs; and Other Related Issues relating to changes to regulatory capital as a result of ASC Topics 810 and 860. WFB’s required capital will be increased with the consolidation of the assets and liabilities of the Trust on WFB’s balance sheet under ASC Topics 810 and 860. The effect of changes to regulatory capital requirements resulting from the final rules issued by the federal agencies, will cause us to reallocate capital from our Retail and Direct businesses to meet the capital needs of our Financial Services business, or require us to raise additional debt or equity capital, which in turn could significantly alter our growth initiatives. Also, if WFB fails to satisfy the requirements for the well-capitalized classification under the regulatory framework for prompt corrective action, WFB would become subject to regulatory restrictions and WFB’s ability to issue certificates of deposit could be affected. The final rule provides an optional two-quarter delay and subsequent two-quarter phase-in (for a maximum of one year) for the effect on risk-based capital relating to the assets that must be consolidated as a result of the change in accounting principles. The effect of changes to regulatory capital requirements is expected to cause us to contribute approximately $200 million in additional capital to our bank subsidiary during 2010 to meet the capital needs of our Financial Services business. We had sufficient cash at January 2, 2010, to provide the necessary capital contribution to WFB so WFB can meet the regulatory capital requirements for the well-capitalized classification for 2010. Effective December 11, 2009, we amended the terms of our credit agreement to allow us to contribute to WFB up to $225 million of capital in 2010 plus up to $25 million of capital per year through June 30, 2012, when this credit agreement expires.

     In June 2009, the FASB issued FAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles — a replacement of FASB Statement No. 162. This codification is the source of authoritative GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. We adopted the provisions of FAS No. 168 effective June 28, 2009. The adoption of this statement did not have an effect on our financial position or results of operations.

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

     The table below shows the mix of our managed credit card account balances at the years ended:

	2009	2008	2007
As a percentage of total balances outstanding:
Balances carrying an interest rate based upon various
interest rate indices	65.2%	66.1%	61.1%
Balances carrying an interest rate of 9.99%	2.5	1.9	3.1
Balances carrying an interest rate of 0.00%	0.6	1.3	0.3
Balances not carrying interest because their previous
month’s balance was paid in full	31.7	30.7	35.5
	100.0%	100.0%	100.0%

     Charges on the credit cards issued by our Financial Services segment were priced at a margin over various defined lending rates, subject to certain interest rate floors. No interest is charged if the account is paid in full within 24 days of the billing cycle, which represented 31.7% of total balances outstanding at December 31, 2009. Some of the zero percentage promotion expenses are passed through to the merchandise vendors for each specific promotion offered.

     Management has performed several interest rate risk analyses to measure the effects of the timing of the repricing of our interest sensitive assets and liabilities. Based on these analyses, we believe that an immediate increase of 50 basis points, or 0.5%, in the London Interbank Offered Rate on interest charged to customers and on our cost of funds, would cause a pre-tax decrease to earnings of $1 million for our Financial Services segment over the next twelve months.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

TABLE OF CONTENTS

Page

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	69
CONSOLIDATED FINANCIAL STATEMENTS:
Consolidated Statements of Income	70
Consolidated Balance Sheets	71
Consolidated Statements of Cash Flows	72
Consolidated Statements of Stockholders’ Equity	73
Notes to Consolidated Financial Statements	74

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Cabela’s Incorporated and Subsidiaries
Sidney, Nebraska

We have audited the accompanying consolidated balance sheets of Cabela’s Incorporated and Subsidiaries (the “Company”) as of January 2, 2010 and December 27, 2008, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended January 2, 2010. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Cabela’s Incorporated and Subsidiaries as of January 2, 2010 and December 27, 2008, and the results of their operations and their cash flows for each of the three years in the period ended January 2, 2010, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of January 2, 2010, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 26, 2010, expressed an unqualified opinion on the Company’s internal control over financial reporting.

/S/ Deloitte & Touche LLP

DELOITTE & TOUCHE LLP

Omaha, Nebraska
February 26, 2010

CABELA’S INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Dollars in Thousands Except Earnings Per Share)
	Fiscal Years
	2009	2008	2007
Revenue:
Merchandise sales	$2,447,635	$2,380,655	$2,173,995
Financial services revenue	171,414	158,971	159,335
Other revenue	13,191	13,095	16,269
Total revenue	2,632,240	2,552,721	2,349,599
Cost of revenue:
Merchandise costs	1,601,136	1,539,157	1,376,691
Cost of other revenue	1,485	1,057	1,695
Total cost of revenue (exclusive of depreciation and amortization)	1,602,621	1,540,214	1,378,386
Selling, distribution, and administrative expenses	870,147	865,684	818,916
Impairment and restructuring charges	66,794	5,784	1,205

Operating income	92,678	141,039	151,092

Interest expense, net	(23,109)	(29,658)	(18,778)
Other non-operating income, net	6,955	6,854	6,913
Income before provision for income taxes	76,524	118,235	139,227
Provision for income taxes	26,907	41,831	51,348

Net income	$49,617	$76,404	$87,879

Basic earnings per share	$0.74	$1.15	$1.34
Diluted earnings per share	$0.74	$1.14	$1.31

Basic weighted average shares outstanding	67,007,656	66,384,004	65,744,077
Diluted weighted average shares outstanding	67,453,474	67,158,583	67,275,531

Refer to notes to consolidated financial statements.

CABELA’S INCORPORATED AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands Except Par Values)
	January 2,	December 27,
ASSETS	2010	2008
CURRENT
Cash and cash equivalents	$582,185	$410,104
Accounts receivable, net of allowance for doubtful accounts of $1,364 and $556	31,925	45,788
Credit card loans, net of allowances of $1,374 and $1,507	135,935	167,226
Inventories	440,134	517,657
Prepaid expenses and other current assets	150,913	133,439
Total current assets	1,341,092	1,274,214
Property and equipment, net	811,765	881,080
Land held for sale or development	30,772	39,318
Retained interests in securitized loans, including asset-backed securities	176,034	61,605
Economic development bonds	108,491	112,585
Other assets	23,731	27,264
Total assets	$2,491,885	$2,396,066

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT
Accounts payable, including unpresented checks of $44,394 and $28,217	$215,229	$189,766
Gift certificates, and credit card and loyalty rewards programs	183,915	184,834
Accrued expenses	145,797	123,296
Time deposits	120,384	178,817
Current maturities of long-term debt	3,101	695
Income taxes payable	27,446	11,689
Deferred income taxes	25,866	11,707
Total current liabilities	721,738	700,804
Long-term debt, less current maturities	345,178	379,336
Long-term time deposits	356,280	307,382
Deferred income taxes	20,824	38,707
Other long-term liabilities	63,444	56,132

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Preferred stock, $0.01 par value; Authorized – 10,000,000 shares; Issued – none	-	-
Common stock, $0.01 par value:
Class A Voting, Authorized – 245,000,000 shares; Issued – 67,287,575 and 66,833,984 shares	673	668
Class B Non-voting, Authorized – 245,000,000 shares; Issued – none	-	-
Additional paid-in capital	285,490	271,958
Retained earnings	697,293	647,676
Accumulated other comprehensive income (loss)	965	(6,597)
Total stockholders’ equity	984,421	913,705
Total liabilities and stockholders’ equity	$2,491,885	$2,396,066

Refer to notes to consolidated financial statements.

CABELA’S INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
	Fiscal Years
	2009	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$49,617	$76,404	$87,879
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	70,566	64,673	59,863
Impairment and restructuring, net of cash	62,237	2,482	1,205
Stock based compensation	9,410	6,535	4,944
Deferred income taxes	(9,927)	6,928	(1,077)
Other, net	4,662	(5,732)	(1,372)
Change in operating assets and liabilities, net of business acquisition:
Accounts receivable	11,599	2,633	(8,425)
Credit card loans held for sale, net	(177,461)	(271,730)	(378,186)
Securitizations of credit card loans, net	207,312	292,687	336,000
Retained interests in securitized loans (including asset-backed securities)	(39,724)	(14,578)	(11,244)
Inventories	71,773	90,502	(119,051)
Prepaid expenses and other current assets	(17,009)	(12,517)	(10,964)
Land held for sale or development	(339)	1,474	(10,379)
Accounts payable and accrued expenses	33,418	(83,857)	9,756
Gift certificates, and credit card and loyalty rewards programs	(828)	576	39,789
Other long-term liabilities	1,306	22,050	15,926
Income taxes payable	17,408	(23,562)	17,164
Net cash provided by operating activities	294,020	154,968	31,828
CASH FLOWS FROM INVESTING ACTIVITIES:
Property and equipment additions	(49,113)	(91,164)	(335,644)
Proceeds from dispositions of property and equipment	11,914	27	3,931
Purchases of economic development bonds	-	(18,525)	(36,223)
Proceeds from retirements and maturities of economic development bonds	2,654	3,405	45,427
Purchases of asset-backed available-for-sale securities classified with retained interests in
securitized loans	(76,924)	-	-
Change in credit card loans receivable, net	333	2,450	1,228
Acquisition, net of cash acquired	-	-	(9,277)
Proceeds from sales or maturities of short-term investments	-	2,946	-
Other investing changes, net	5,113	2,650	(935)
Net cash used in investing activities	(106,023)	(98,211)	(331,493)
CASH FLOWS FROM FINANCING ACTIVITIES:
Change in unpresented checks net of bank balance	16,177	16,877	11,340
Change in time deposits, net	(8,225)	325,608	58,395
Changes in short-term borrowings of financial services subsidiary	-	(100,000)	93,509
Borrowings on revolving credit facilities and inventory financing	626,091	778,135	510,939
Repayments on revolving credit facilities and inventory financing	(651,992)	(815,710)	(454,757)
Issuances of long-term debt	-	61,200	60,800
Payments on long-term debt	(289)	(52,874)	(27,008)
Exercise of employee stock options and employee stock purchase plan issuances, net	4,346	7,719	3,978
Other financing changes, net	(2,024)	1,210	748
Net cash (used in) provided by financing activities	(15,916)	222,165	257,944

Net change in cash and cash equivalents	172,081	278,922	(41,721)
Cash and cash equivalents, at beginning of year	410,104	131,182	172,903
Cash and cash equivalents, at end of year	$582,185	$410,104	$131,182

Refer to notes to consolidated financial statements.

CABELA’S INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Dollars in Thousands)
					Accumulated
	Common		Additional		Other
	Stock	Common	Paid-In	Retained	Comprehensive
	Shares	Stock	Capital	Earnings	Income (Loss)	Total
BALANCE, beginning of 2007	65,363,736	$654	$247,741	$485,148	$315	$733,858
Cumulative effect adjustment to adopt ASC 740	-	-	-	(1,755)	-	(1,755)
Comprehensive income:
Net income	-	-	-	87,879	-	87,879
Unrealized loss on economic development
bonds, net of taxes of $659	-	-	-	-	(1,098)	(1,098)
Derivative adjustment, net of taxes of $32	-	-	-	-	53	53
Foreign currency translation adjustment	-	-	-	-	7	7
Total comprehensive income						86,841
Stock based compensation	-	-	4,465	-	-	4,465
Exercise of employee stock options	524,648	5	3,973	-	-	3,978
Tax benefit on employee stock option exercises	-	-	1,172	-	-	1,172
BALANCE, end of 2007	65,888,384	659	257,351	571,272	(723)	828,559
Comprehensive income:
Net income	-	-	-	76,404	-	76,404
Unrealized loss on economic development
bonds, net of taxes of $3,200	-	-	-	-	(5,425)	(5,425)
Derivative adjustment, net of taxes of $24	-	-	-	-	(43)	(43)
Foreign currency translation adjustment	-	-	-	-	(406)	(406)
Total comprehensive income						70,530
Stock based compensation	-	-	6,058	-	-	6,058
Employee stock purchase plan issuances	64,668	-	513	-	-	513
Issuance of restricted stock	111,324	1	-	-	-	1
Exercise of employee stock options	769,608	8	7,198	-	-	7,206
Tax benefit on employee stock option exercises	-	-	838	-	-	838
BALANCE, end of 2008	66,833,984	668	271,958	647,676	(6,597)	913,705
Comprehensive income:
Net income	-	-	-	49,617	-	49,617
Unrealized gain on economic development
bonds, net of taxes of $2,487	-	-	-	-	4,104	4,104
Unrealized gain on asset-backed available for
sale securities, net of taxes of $2,071	-	-	-	-	3,650	3,650
Derivative adjustment, net of taxes of $7	-	-	-	-	(11)	(11)
Foreign currency translation adjustment	-	-	-	-	(181)	(181)
Total comprehensive income						57,179
Stock based compensation	-	-	9,057	-	-	9,057
Employee stock purchase plan issuances	217,707	3	2,250	-	-	2,253
Exercise of employee stock options	235,884	2	2,091	-	-	2,093
Tax benefit on employee stock option exercises	-	-	134	-	-	134
BALANCE, end of 2009	67,287,575	$673	$285,490	$697,293	$965	$984,421

Refer to notes to consolidated financial statements.

CABELA’S INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands Except Share and Per Share Amounts)

1. NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Nature of Business – Cabela’s Incorporated is a retailer of hunting, fishing, and outdoor gear, offering products through retail stores, the Internet, and regular and special catalog mailings. Cabela’s operates 30 retail stores, 29 located in 21 states and one located in Winnipeg, Manitoba. World’s Foremost Bank (“WFB” or “bank”), a wholly-owned subsidiary of Cabela’s, is a limited purpose bank formed under the Competitive Equality Banking Act of 1987. The lending activities of WFB are limited to credit card lending and its deposit issuance is limited to time deposits of at least one hundred thousand dollars.

     Principles of Consolidation – The consolidated financial statements include the accounts of Cabela’s Incorporated and its wholly-owned subsidiaries (“Cabela’s,” “Company,” “we,” “our,” or “us”). All material intercompany accounts and transactions have been eliminated in consolidation.

     Reporting Year – Our fiscal year ends on the Saturday nearest to December 31. Unless otherwise stated, the fiscal years referred to in the notes to these consolidated financial statements are the 53 weeks ended January 2, 2010 (“2009” or “year ended 2009”), the 52 weeks ended December 27, 2008 (“2008” or “year ended 2008”), and the 52 weeks ended December 29, 2007 (“2007” or “year ended 2007”). WFB follows a calendar fiscal period and, accordingly, fiscal years end on December 31st. Fiscal 2009 consisted of 53 weeks and fiscal 2008 consisted of 52 weeks. The effect of the extra week in 2009 on total revenues was an increase of $51,444, or 2.0%, compared to 2008.

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

     Revenue from the sale of gift certificates, gift cards, and e-certificates is recognized in revenue when the gift instruments are redeemed for merchandise or services. We record gift instrument breakage as revenue when the probability of redemption is remote. Historically, the Company recognized breakage seven years after the issuance of a gift certificate or gift card. In the fourth quarter of 2008, we began recognizing breakage on gift instruments four years after issuance as a result of changes in trends in the types of gift instruments issued and the related redemption rates. The impact of the change in estimate in the fourth quarter of 2008 was an increase in revenue and operating income of $8,702. Total gift instrument breakage was $4,522, $10,152, and $1,458 for 2009, 2008, and 2007, respectively. Our gift instrument liability at the end of 2009 and 2008 was $103,305 and $106,159, respectively.

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

     Cash and Cash Equivalents – Cash equivalents include credit card and debit card receivables from other banks, which settle within one to four business days. Receivables from other banks totaled $13,308 and $9,889 at the end of 2009 and 2008, respectively. Unpresented checks, net of available cash bank balances, are classified as current liabilities. Cash and cash equivalents of WFB were $371,408 and $402,058 at the end of 2009 and 2008, respectively. Due to regulatory restrictions on our bank, we are restricted from using cash held by WFB for non-banking operations.

     Securitization of Credit Card Loans – WFB sells the majority of its credit card loans to a securitization trust and recognizes related gains or losses as a component of securitization income in Financial Services revenue. WFB must retain a minimum 20 day average of 5% of the interests in the securitization trust, which is known as a “transferor interest” in the securitized loans, and ranks equal with the investor notes. Credit card loans classified as held for sale, which includes WFB’s transferor’s interest in securitized credit card loans, are carried at the lower of cost or market. Net unrealized losses, if any, are recognized in income through a valuation allowance. Although WFB continues to service the underlying credit card accounts and maintains the customer relationships, these securitization transactions are treated as sales and the securitized loans are not included in our consolidated balance sheet. Gains or losses are recognized at the time of sale, and depend in part on the carrying amount assigned to the credit card loans sold, which is allocated between the assets sold and retained interest based on their relative fair values at the date of transfer. WFB recognized a loss on sales totaling $4,157 for 2009 and gains on sales totaling $15,657 and $22,740 for 2008 and 2007, respectively.

     WFB retains certain interests in securitized loans, including a transferor’s interest, servicing rights, interest-only strips, cash reserve accounts, and in some cases cash accounts. WFB classifies the interest-only strips and cash reserve accounts as retained interests in securitized loans. A servicing asset or liability is not recognized as WFB receives adequate compensation relative to current market servicing rates.

     In addition, WFB owns asset-backed securities from its securitizations, which in some cases are subordinated to other notes issued as retained interests in securitized loans. The asset-backed securities are classified as trading securities or available-for-sale securities. Asset-backed trading securities fluctuate daily based on the short-term operational needs of WFB. Advances and pay downs on the trading securities are at par value. Therefore, the par value of the asset-backed trading securities approximates fair value. Asset-backed available-for-sale securities are carried at fair value with changes reflected in accumulated other comprehensive income. For asset-backed available-for-sale securities, WFB estimates fair value using discounted cash flow projection estimates based upon management’s evaluation of contractual principal and interest cash flows.

     WFB retains rights to future cash flows from (i) finance charge collections, certain fee collections, allocated interchange, and recoveries on charged-off accounts net of collection costs arising after investors have received the return for which they are entitled; (ii) reimbursement for charged-off accounts; and (iii) after certain administrative costs, such as servicing fees. This portion of the retained interests is known as interest-only strips and is subordinate to investor’s interests. For interest-only strips and cash reserve accounts, WFB estimates related fair values based on the present value of future expected cash flows using assumptions for credit losses, finance charge yields, payment rates, and discount rates commensurate with the risks involved, but does not include interchange income since interchange income is earned only when a charge is made to a customer’s account. The value of the interest-only strips and cash reserve accounts are subject to credit, payment rate, and interest rate risks on the loans sold. For cash accounts, WFB estimates related fair values based on the present value of future expected cash flows using discount rates commensurate with the risks involved. Fair value changes in the interest-only strips and cash reserve accounts are recorded in securitization income included in Financial Services revenue. Actual results could differ materially from the estimates, and changes in circumstances could result in significant future changes to the assumptions currently being used.

CABELA’S INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands Except Share and Per Share Amounts)

     Inventories – Inventories are stated at the lower of average cost or market. All inventories are finished goods. The reserve for inventory shrinkage, estimated based on cycle counts and physical inventories, was $7,529 and $9,825 at the end of 2009 and 2008, respectively. The reserves for returns of damaged goods, obsolescence, and slow-moving items, estimated based upon historical experience, inventory aging, and specific identification, were $4,451 and $6,626 at the end of 2009 and 2008, respectively.

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

     Deferred Catalog Costs and Advertising – Advertising production costs are expensed as the advertising occurs except for catalog costs which are amortized over the expected period of benefit estimated at three to 12 months after mailing. Unamortized catalog costs totaled $26,098 and $31,015 at the end of 2009 and 2008, respectively. Advertising expense, including catalog costs amortization, and website marketing paid search fees, was $188,312, $212,379, and $207,373 for 2009, 2008, and 2007, respectively. Advertising vendor reimbursements netted in advertising expense above totaled $1,602, $1,834, and $7,058 for 2009, 2008, and 2007, respectively.

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

     Property and Equipment – Property and equipment are stated at cost. Depreciation and amortization are provided over the estimated useful lives of the assets, including assets held under capital leases, on a straight-line basis. Leasehold improvements are amortized over the lease term or, if shorter, the useful lives of the improvements. Assets held under capital lease agreements are amortized using the straight-line method over the shorter of the estimated useful lives of the assets or the lease term. When property is fully depreciated, retired or otherwise disposed of, the cost and accumulated depreciation are removed from the accounts and any resulting gain or loss is reflected in the consolidated statement of income. The costs of major improvements that extend the useful life of an asset are capitalized. Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In connection with the preparation of our consolidated financial statements during 2009 and 2008, we evaluated the recoverability of certain property and equipment, including our existing store locations and future retail store sites, and recognized an impairment loss of $59,767 and $2,486, in 2009 and 2008, respectively, recorded in impairment and restructuring charges. Capitalized interest on projects during the construction period totaled $233, $2,472, and $4,069, for 2009, 2008, and 2007, respectively. Costs related to internally developed software are capitalized and amortized on a straight-line basis over their estimated useful lives. In the fourth quarter of 2009, we removed $39,221 from our property and equipment balance of fully depreciated assets that were no longer in service. This asset adjustment was based primarily on an analysis of our property and equipment records and had no net impact on our 2009 consolidated balance sheet, statement of income or statement of cash flows.

CABELA’S INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands Except Share and Per Share Amounts)

     Intangible Assets – Intangible assets are recorded in other assets and include non-compete agreements and goodwill. At the end of 2009 and 2008, intangible assets totaled $5,756 and $5,902, net of accumulated amortization of $2,862 and $2,132, respectively. For the fourth quarters of 2009 and 2008, in connection with the preparation of our consolidated financial statements, we completed our annual impairment analyses of goodwill and other intangible assets and recognized an impairment of $460 and $1,070, respectively, recorded in impairment and restructuring charges where projected discounted cash flows were less than the fair value of the reporting unit.

     Intangible assets, excluding goodwill, are amortized over three to five years. Amortization expense for these intangible assets for the next five years is estimated to approximate $613 (2010), $462 (2011), $410 (2012), $222 (2013), $123 (2014), and $589 (2015 and thereafter).

     On September 27, 2007, we purchased the net assets, and assumed certain liabilities, of an outdoors specialty retailer located in Winnipeg, Manitoba, totaling $11,162. The purchase price was allocated to tangible and identifiable assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition. The excess of the purchase price over the fair value of the net assets acquired was recorded as goodwill of $3,505. We recorded goodwill related to this acquisition based on expected future economic benefits as this acquisition will serve as our platform for expansion into Canada. Results of operations for this acquisition since October 2007 are included in our consolidated income statement.

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

     Deferred grant income estimates, and their associated present value, are updated quarterly. These estimates are determined when estimation of the fair value of associated economic development bonds are performed if there are related bond investments. When it is determined that recorded amounts will not be recovered through projected discounted cash flows, an adjustment is made to reduce deferred grant income, and accumulated amortization on the deferred grant at that point in time is reversed as an increase to depreciation expense. We may agree to guarantee deficiencies in tax collections which fund the repayment of economic development bonds. We guaranteed an economic development bond totaling $3,695 at the end of 2007 and did not guarantee any economic development bonds at the end of 2009 or 2008.

     Land grants typically include land associated with the retail store and may include other land for sale and further development. Land grants are recognized at the fair value of the land on date of grant. Deferred grant income on land grants is recognized as a reduction to depreciation expense over the estimated life of the related assets of the developments. In 2009, we did not receive any land under these grants. In 2008, we received land under land grants with a fair value of $5,015.

CABELA’S INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands Except Share and Per Share Amounts)

     Certain grants contain covenants we are required to comply with regarding minimum employment levels, maintaining retail stores in certain locations, and maintaining office facilities in certain locations. For these grants we recognize grant revenue as the milestones associated with the grant are met. For 2009 and 2008, we were in compliance with all material requirements under these grants.

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

     Credit Card and Loyalty Rewards Programs – Cabela’s CLUB Visa cardholders receive Cabela’s points based on the dollar amounts of transactions through WFB issued credit cards which may be redeemed for Cabela’s products and services. Points may also be awarded for special promotions for the acquisition and retention of accounts. The dollar amount of related points are accrued as earned by the cardholder and recorded as a reduction in Financial Services revenue. In addition to the WFB issued credit cards, customers receive points for purchases at Cabela’s from various loyalty programs. The dollar amount of unredeemed credit card points and loyalty points was $80,610 and $78,675 at the end of 2009 and 2008, respectively. The total cost incurred for all credit card rewards and loyalty programs was $121,512, $118,269, and $109,619 for 2009, 2008, and 2007, respectively.

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

     At the beginning of 2007, we adopted the provisions of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 740-10-05-6 which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The recognition threshold required that we determine whether it is more likely than not that a tax position will be sustained upon examination, and then the position is measured at the largest amount of the benefit that is greater than 50 percent likely of being realized upon ultimate settlement. Unrecognized tax benefits are tax benefits claimed on our tax returns that do not meet these recognition and measurement standards. As a result of adopting the provisions of ASC Topic 740, we recognized additional liabilities for unrecognized tax benefits of $8,569 at the beginning of 2007. Of this amount, $966 after-tax was recorded as a one-time decrease to our beginning retained earnings. The remaining amount was previously accrued. In addition, we recorded $1,196 before-tax, or $789 after-tax, of accrued interest on the estimated unrecognized tax benefits as a one-time decrease to our beginning retained earnings. The cumulative effect of adopting the provisions of ASC Topic 740 totaled $1,755 as a decrease to our beginning retained earnings.

     Stock-Based Compensation – We adopted the provisions of ASC 718-10, Share-Based Payment, on January 1, 2006, using the modified prospective transition method. Under ASC 718-10, we recognize compensation expense as follows. For equity awards issued after January 1, 2006, compensation expense is estimated based on grant date fair value on a straight-line basis over the requisite service period. For awards granted prior to, but not yet vested

CABELA’S INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands Except Share and Per Share Amounts)

as of January 1, 2006, we estimated compensation expense based on the grant date fair value estimated under the provisions of APB Opinion No. 25. Costs associated with all awards are included in compensation expense as a component of selling, distribution, and administrative expenses.

     Financial Instruments and Credit Risk Concentrations – Financial instruments which may subject us to concentrations of credit risk are primarily cash, cash investments, and accounts receivable. We invest primarily in money market accounts or tax-free municipal bonds, with short-term maturities, limiting the amount of credit exposure to any one entity. At January 2, 2010, we had approximately $326,855 in cash invested in overnight funds at two major financial institutions, along with $184,010 in cash invested in a money market mutual fund at another major financial institution. Concentrations of credit risk on accounts receivable are limited due to the nature of our receivables.

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

     Comprehensive Income (Loss) – Comprehensive income (loss) consists of net income, derivative adjustments, unrealized gains and losses on available-for-sale economic development bonds and asset-backed available-for-sale securities, and foreign currency translation adjustments, net of related income taxes.

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

2. ACCOUNTING PRONOUNCEMENTS

     Effective December 30, 2007, we adopted the provisions of ASC Topic 820, Fair Value Measurements and Disclosures. This statement defines fair value, establishes a hierarchal disclosure framework for measuring fair value, and requires expanded disclosures about fair value measurements. The provisions of this statement apply to all financial instruments that are being measured and reported on a fair value basis. The partial adoption of ASC Topic 820 did not have any impact on our financial position or results of operations. Effective December 28, 2008, we adopted the remaining provisions of ASC Topic 820 that were delayed by the issuance of ASC Section 820-10-55,

CABELA’S INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands Except Share and Per Share Amounts)

Fair Value Measurements and Disclosures: Overall: Implementation Guidance and Illustrations. The adoption of the remaining provisions of ASC Topic 820, relating to nonfinancial assets and liabilities, did not have a material impact on our financial position or results of operations.

     In December 2007, the FASB issued ASC Topic 805, Business Combinations, which replaced FAS No. 141. ASC Topic 805 establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired and the liabilities assumed. We adopted the provisions of ASC Topic 805 effective December 28, 2008, which applies prospectively to all business combinations entered into on or after such date. The adoption of this statement had no effect on our financial position or results of operations. Any future acquisitions will be impacted by application of this statement.

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

     In February 2008, the FASB updated ASC Topic 860, Transfers and Servicing. The objective of this update is to provide implementation guidance on accounting for a transfer of a financial asset and repurchase financing. The update presumes that an initial transfer of a financial asset and a repurchase financing are considered part of the same arrangement (linked transaction) under ASC Topic 860. However, if certain criteria are met, the initial transfer and repurchase financing shall not be evaluated as a linked transaction and shall not be evaluated under ASC Topic 860. We adopted the provisions the update to ASC Topic 860 effective December 28, 2008. The adoption of this statement did not have a material effect on our financial position or results of operations.

     In March 2008, the FASB updated ASC Topic 815, Derivatives and Hedging. This update changes the existing disclosure requirements in ASC Topic 815. ASC Topic 815 now requires enhanced disclosures about an entity’s derivative and hedging activities. We adopted the updates to ASC Topic 815 effective December 28, 2008. The adoption of this statement did not have a material effect on our financial position or results of operations.

     In April 2009, the FASB issued the following:
  Update to ASC Section 820-10-65, Fair Value Measurements and Disclosures: Overall: Transition and Open Effective Date Information,
  Update to ASC Section 320-10-65, Investments – Debt and Equity Securities: Overall: Transition and Open Effective Date Information
  Update to ASC Section 825-10-65, Financial Instruments: Overall: Transition and Open Effective Date Information
     ASC 820-10-65 indicates that when determining the fair value of an asset or liability that is not a Level 1 fair value measurement, an entity should assess whether the volume and level of activity for the asset or liability have significantly decreased when compared with normal market conditions. If the entity concludes that there has been a significant decrease in the volume and level of activity, a quoted price (e.g., observed transaction) may not be determinative of fair value and may require a significant adjustment. ASC Section 320-10-65 modifies the requirements for recognizing other-than-temporarily impaired debt securities and changes the existing impairment model for such securities. These statements also modify the presentation of other-than-temporary impairment losses and increase the frequency of and expand already required disclosures about other-than-temporary impairment for debt and equity securities. ASC Section 825-10-65 requires publicly traded companies to disclose the fair value of financial instruments within the scope of ASC Topic 825 in interim financial statements, adding to the current requirement to make those disclosures in annual financial statements. This staff position also requires that companies disclose the method or methods and significant assumptions used to estimate the fair value of financial instruments

CABELA’S INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands Except Share and Per Share Amounts)

and a discussion of changes, if any, in the method or methods and significant assumptions during the period. We adopted the provisions these staff positions effective for the second quarter ended June 27, 2009. The adoption of these staff positions did not have a material effect on our financial position or results of operations.

     In May 2009, the FASB issued ASC Topic 855, Subsequent Events. This statement requires management to evaluate subsequent events through the date the financial statements are either issued, or available to be issued. ASC Topic 855 also requires companies to disclose the date through which subsequent events have been evaluated.

     The FASB updated ASC Topic 810, Consolidations, and ASC Topic 860, Transfers and Servicing, which significantly changed the accounting for transfers of financial assets and the criteria for determining whether to consolidate a variable interest entity (“VIE”). The update to ASC Topic 860 eliminates the qualifying special purpose entity (“QSPE”) concept, establishes conditions for reporting a transfer of a portion of a financial asset as a sale, clarifies the financial-asset derecognition criteria, revises how interests retained by the transferor in a sale of financial assets initially are measured, and removes the guaranteed mortgage securitization recharacterization provisions. The update to ASC Topic 810 requires reporting entities to evaluate former QSPEs for consolidation, changes the approach to determining a VIE’s primary beneficiary from a mainly quantitative assessment to an exclusively qualitative assessment designed to identify a controlling financial interest, and increases the frequency of required reassessments to determine whether a company is the primary beneficiary of a VIE. The application of ASC Topics 810 and 860 resulted in the consolidation of the Trust’s assets and liabilities effective January 3, 2010. Consequently, there was a material impact on our total assets, total liabilities, retained earnings and other comprehensive income, statement of cash flows, and the components of our Financial Services revenue. As a result of these accounting standards, the securitization transactions will be accounted for as secured borrowings, credit card loans and debt issued from the Trust will be presented as assets and liabilities of the Company, various other interests currently reflected on the consolidated balance sheet will be reclassified primarily to credit card loans, other current assets, and accrued expenses. The Financial Services business will also be required to establish allowances for loan losses relating to such assets beginning in fiscal 2010. There will also be changes in the statement of cash flows. The Trust was consolidated on January 3, 2010, with total assets and liabilities increasing approximately $2,100,000 and $2,200,000, respectively, and retained earnings and other comprehensive income decreasing approximately $100,000, after tax.

     We have evaluated the impact that the guidance of ASC Topics 810 and 860 will have on our compliance with the financial covenants in our credit agreements and unsecured notes and do not believe that these standards, if they were effective as of January 2, 2010, would have caused us to be in breach of any financial covenants in our credit agreements and unsecured notes. We can offer no assurances that the impact from the provisions of these accounting standards will not cause us to breach financial covenants in our credit agreements and unsecured notes in the future. On January 21, 2010, the federal agencies issued final rules entitled Risk-Based Capital Guidelines; Capital Adequacy Guidelines; Capital Maintenance; Regulatory Capital; Impact of Modifications to Generally Accepted Accounting Principles; Consolidation of Asset-Backed Commercial Paper Programs; and Other Related Issues relating to changes to regulatory capital as a result of ASC Topics 810 and 860. WFB’s required capital will be increased with the consolidation of the assets and liabilities of the Trust on WFB’s balance sheet under ASC Topics 810 and 860. The effect of changes to regulatory capital requirements resulting from the final rules issued by the federal agencies will cause us to reallocate capital from our Retail and Direct businesses to meet the capital needs of our Financial Services business, or require us to raise additional debt or equity capital, which in turn could significantly alter our growth initiatives. Also, if WFB fails to satisfy the requirements for the well-capitalized classification under the regulatory framework for prompt corrective action, WFB would become subject to regulatory restrictions and WFB’s ability to issue certificates of deposit could be affected. The final rule provides an optional two-quarter delay and subsequent two-quarter phase-in (for a maximum of one year) for the effect on risk-based capital relating to the assets that must be consolidated as a result of the change in accounting principles. The effect of changes to regulatory capital requirements is expected to cause us to contribute additional capital to WFB during 2010 to meet the capital needs of our Financial Services business. We had sufficient cash at January 2, 2010, to provide the necessary capital

CABELA’S INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands Except Share and Per Share Amounts)

contribution to WFB so WFB can meet the regulatory capital requirements for the well-capitalized classification for 2010. Effective December 11, 2009, we amended the terms of our credit agreement to allow us to contribute to WFB up to $225,000 of capital in 2010 plus up to $25,000 of capital per year through June 30, 2012, when this credit agreement expires.

     In June 2009, the FASB issued FAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles — a replacement of FASB Statement No. 162. This codification is the source of authoritative GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative generally accepted accounting principles (“GAAP”) for Securities and Exchange Commission registrants. We adopted the provisions of FAS No. 168 effective June 28, 2009. The adoption of this statement did not have an effect on our financial position or results of operations.

3. CREDIT CARD LOANS AND SECURITIZATION

     The Company’s wholly-owned bank subsidiary, World’s Foremost Bank (“WFB”), has established the Cabela’s Master Credit Card Trust and related entities (collectively referred to as the “Trust”) for the purpose of routinely selling and securitizing credit card loans and issuing beneficial interest to investors. The Trust issues variable funding facilities and long-term notes each of which has an undivided interest in the assets of the Trust. Variable rate notes are priced at a benchmark rate plus a spread. Fixed rate notes are priced on a swap rate plus a spread. At the end of December 2009, the Trust had five term series outstanding totaling $1,950,000 and two variable funding facilities with $671,880 in available capacity and $468,752 outstanding. WFB maintains responsibility for servicing the securitized loans and receives a servicing fee based on the average outstanding loans in the Trust. Servicing fees are paid monthly and reflected in other non-interest income in Financial Services revenue. As of January 2, 2010, the Trust was not a subsidiary of WFB or Cabela’s and was therefore excluded from the consolidated financial statements in accordance with GAAP. These securitizations qualify as sales under GAAP and accordingly are not treated as debt on the consolidated financial statements. Accordingly, the credit card loans receivable equal to the investor interest is also excluded from the consolidated financial statements.

     As contractually required, WFB establishes certain cash accounts to be used as collateral for the benefit of investors. The balance in the cash accounts with the trustee was $8,000 at December 27, 2008. There were no amounts in the cash accounts at the end of December 2009, and none were required. In addition, WFB owns asset-backed securities from some of its securitizations, which are subordinated to other notes issued.

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

     On April 14, 2009, the Trust sold $500,000 of asset-backed notes, Series 2009-I. This securitization transaction included the issuance of $425,000 of Class A notes, which accrue interest at a floating rate equal to the one-month London Inter-Bank Offered Rate plus 2.00% per year. The Class A notes are eligible collateral under the Term Asset-Backed Securities Loan Facility (“TALF”) established by the Federal Reserve Bank of New York. This securitization transaction also included the issuance of three subordinated classes of notes in the aggregate principal amount of $75,000. WFB retained each of the subordinated classes of notes as asset-backed available for sale securities which are recorded in the consolidated balance sheet under the caption “retained interests in securitized loans,

CABELA’S INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands Except Share and Per Share Amounts)

including asset-backed securities.” Each class of notes issued in the securitization transaction has an expected life of approximately three years, with a contractual maturity of approximately six years. This securitization transaction refinanced asset-backed notes issued by the Trust that matured in 2009.

     On April 4, 2009, WFB purchased triple-A rated notes with a par value of $2,100 at a discount in the secondary markets from previously issued series of the Trust. These notes are classified as asset-backed available-for-sale securities and classified in the consolidated balance sheet under the caption “retained interests in securitized loans, including asset-backed securities.”

     On June 5, 2009, the Trust renewed and increased a $213,904 variable funding facility to a $260,115 variable funding facility that will mature in June 2010. In addition, on September 15, 2009, the Trust renewed and increased a $376,355 variable funding facility to a $411,765 variable funding facility that will mature in September 2010.

     WFB’s retained interest, including asset-backed securities, and related receivables are comprised of the following at the end of:

	2009	2008
Asset-backed trading securities	$68,752	$31,584
Asset-backed available for sale securities (amortized cost of $76,984)	82,705	-
Interest-only strip, cash reserve accounts, and cash accounts	24,577	30,021
Transferor’s interest	126,328	143,411
Other assets - accrued interest receivable and amounts due from the Trust	38,278	32,379
Total	$340,640	$237,395

     WFB’s retained interests are subject to credit, payment, and interest rate risks on the transferred credit card receivables. To protect investors, the securitization structures include certain features that could result in earlier-than-expected repayment of the securities, which could cause WFB to sustain a loss of one or more of its retained interests and could prompt the need for WFB to seek alternative sources of funding. The primary investor protection feature relates to the availability and adequacy of cash flows in the securitized pool of receivables to meet contractual requirements, the insufficiency of which triggers early repayment of the securities. WFB refers to this as the “early amortization” feature. Investors are allocated cash flows derived from activities related to the accounts comprising the securitized pool of receivables, the amounts of which reflect finance charges collected, certain fee assessments collected, allocations of interchange, and recoveries on charged off accounts. From these cash flows, investors are reimbursed for charge-offs occurring within the securitized pool of receivables and receive a contractual rate of return and WFB is paid a servicing fee as servicer. Any cash flows remaining in excess of these requirements are paid to WFB and recorded as excess spread, included in securitization income. An excess spread of less than zero percent for a contractually specified period, generally a three-month average, would trigger an early amortization event. Once the excess spread falls below zero percent, the receivables that would have been subsequently purchased by the Trust from WFB will instead continue to be recognized on the consolidated balance sheet since the cash flows generated in the Trust would be used to repay principal to investors. Such an event could result in WFB incurring losses related to its retained interests, including amounts due from the Trust, investments in asset-backed securities, interest-only strip receivables, cash reserve account, cash accounts and accrued interest receivable. The investors have no recourse to WFB’s other assets for failure of debtors to pay other than for breaches of certain customary representations, warranties, and covenants. These representations, warranties, covenants, and the related indemnities, do not protect the Trust or the outside investors against credit-related losses on the loans.

CABELA’S INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands Except Share and Per Share Amounts)

     Another feature, which is applicable to the notes issued from the Trust, is one in which excess cash flows generated by the transferred loan receivables are held at the Trust for the benefit of the investors, rather than paid to WFB. This cash reserve account funding is triggered when the three-month average excess spread rate of the Trust decreases to below 4.50% or 5.50% (depending on the series) with increasing funding requirements as excess spread levels decline below preset levels. Similar to early amortization, this feature also is designed to protect the investors’ interests from loss. Credit card loans performed within established guidelines and no events which could trigger an “early amortization” occurred during the years ended 2009, 2008, and 2007.

     In 2008, the Trust entered into a $229,850 notional swap agreement in connection with the Series 2008-I securitization in order to manage interest rate exposure. The exposure is related to changes in cash flows from funding credit card loans, which include a high percentage of accounts that do not incur monthly finance charges based on floating rate obligations. The Series 2008-I swap effectively converts the interest rate on the investor notes from a floating rate based on a spread over a benchmark to a fixed rate of 4.32%. Since the Trust is not consolidated with WFB, the fair value of the swap is not reflected on the financial statements of WFB. Cabela’s entered into an interest rate swap agreement with similar terms with the counterparty where the notional amount of Cabela’s swap is zero unless the notional amount of WFB’s swap falls below a required amount, effectively making Cabela’s a guarantor of WFB’s swap. WFB pays a fee to Cabela’s for the credit enhancement provided by this swap. In 2003, in connection with the Series 2003-1 securitization, the Trust entered into a $300,000 notional swap agreement in order to manage interest rate exposure. The Series 2003-1 swap effectively converted the interest rate on the investor bonds from a floating rate based on a spread over a benchmark to a fixed rate of 3.699%. The Series 2003-1 securitization matured in 2008.

CABELA’S INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands Except Share and Per Share Amounts)

     The table below presents quantitative information about delinquencies, net charge-offs, and components of managed credit card loans, including securitized loans:

	2009	2008
Credit card loans held for sale (including transferor’s interest of $126,328
and $143,411)	$127,450	$157,301
Credit card loans receivable, net of allowances of $1,374 and $1,507	8,485	9,925
Total	$135,935	$167,226

Composition of credit card loans at year end:
Loans serviced	$2,561,734	$2,347,223
Loans securitized and sold to outside investors	(2,272,900)	(2,142,688)
Securitized loans with securities owned by WFB which are classified as
asset-backed securities in retained interests on securitized loans	(145,852)	(31,584)
	142,982	172,951
Less valuation adjustments and allowance for loan losses	(7,047)	(5,725)

Total (including transferor’s interest of $126,328 and $143,411)	$135,935	$167,226

Delinquent loans including finance charges and fees at year end:
Managed credit card loans:
30-89 days	$31,719	$28,712
90 days or more and still accruing	14,536	11,145
Securitized credit card loans including transferor’s interest:
30-89 days	31,336	28,148
90 days or more and still accruing	14,376	10,761

Total net charge-offs including finance charges and fees for the year ended:
Managed credit card loans	117,072	61,448
Securitized credit card loans including transferor’s interest	114,644	60,033

Annual average credit card loans including finance charges and fees:
Managed credit card loans	2,311,820	2,085,481
Securitized credit card loans including transferor’s interest	2,283,103	2,051,295

Total net charge-offs as a percentage of annual average loans:
Managed credit card loans	5.06%	2.95%
Securitized credit card loans including transferor’s interest	5.02%	2.93%

CABELA’S INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands Except Share and Per Share Amounts)

Cash Flows from Securitizations:

     The following table summarizes the cash flows received from the Trust during the years ended:

	2009	2008	2007
Proceeds from new securitizations	$207,312	$292,687	$336,000
Collections used by the trust to purchase new balances in revolving
credit card securitizations	8,949,075	8,929,868	8,040,206
Servicing fees received	40,144	36,315	30,077
Other cash flows received by the transferor other than servicing fees	191,600	187,590	188,633

     Key Assumptions:

     The following are the key economic assumptions used to estimate the fair value of the interest-only strip, cash reserve, and cash accounts resulting from the securitization of credit card loans for the years ended:

	2009	2008
Weighted average payment rates	25.14 to 27.16%	26.93 to 29.78%
Weighted average life in years	0.750 to 0.833	0.708 to 0.750

Weighted average expected credit losses	6.78 to 8.04%	3.28 to 6.06%

Servicing fee	2.00%	2.00%
Discount rate	11.00 to 16.22%	10.00 to 16.60%
Weighted average interest rate paid to investors	4.25 to 4.65%	4.11 to 5.35%

     Sensitivity Analysis:

     The key economic assumptions used and the sensitivity of the current fair value of the interest-only strip, cash reserve, and cash accounts of $24,577 at January 2, 2010, to immediate 10% and 20% adverse changes in those assumptions are as follows:

		Impact on Fair Value of
		an Adverse Change of
	Assumption	10%	20%
Weighted average payment rates	25.55%	$(1,199)	$(2,137)
Weighted average expected credit losses	8.04	(6,901)	(13,967)
Discount rate	12.00	(130)	(261)
Weighted average interest paid to investors	4.50	(119)	(238)

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

4. PROPERTY AND EQUIPMENT

     Property and equipment included the following at the years ended:

	Depreciable Life
	in Years	2009	2008
Land and improvements	Up to 20	$164,284	$158,742
Buildings and improvements	7 to 40	494,600	492,135
Furniture, fixtures and equipment	3 to 15	400,860	424,640
Assets held under capital lease	Up to 30	14,562	14,562
Property and equipment		1,074,306	1,090,079
Less accumulated depreciation and amortization		(302,962)	(302,575)
		771,344	787,504
Construction in progress		40,421	93,576
		$811,765	$881,080

5. SECURITIES

     Economic development bonds and asset-backed available-for-sale securities consisted of the following for the years ended:

		Gross	Gross
		Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
2009:
Available-for-sale securities:
Economic development bonds	$111,815	$999	$(4,323)	$108,491
Asset-backed securities	76,984	5,721	-	82,705
	$188,799	$6,720	$(4,323)	$191,196
2008:
Available-for-sale securities:
Economic development bonds	$122,501	$35	$(9,951)	$112,585

CABELA’S INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands Except Share and Per Share Amounts)

     The carrying value and fair value of economic development bonds and asset-backed available for sale securities by contractual maturity at the end of 2009 were as follows:

	Amortized	Fair
	Cost	Value
2010	$2,133	$2,134
2011	3,447	3,591
2012	77,608	83,050
2013	3,617	3,476
2014	4,533	4,385
Thereafter	97,461	94,560
	$188,799	$191,196

     At the end of 2009 and 2008, the fair value of certain economic development bonds, including those reclassified from held to maturity to available-for-sale in 2008, were determined to be below carrying value, with the decline in fair value deemed to be other than temporary. These fair value adjustments totaling $8,032 and $1,280, respectively, reduced the carrying value of the economic development bond portfolio at the end of 2009 and 2008, respectively.

     Interest earned on the economic development bonds totaled $6,988, $6,305, and $5,680 for 2009, 2008, and 2007, respectively. Interest earned on the asset-backed securities totaled $5,453 in 2009 and is a component of Financial Services revenue. The asset-backed securities are classified with retained interests in securitized loans on the consolidated balance sheet. There were no realized gains or losses on these securities in 2009, 2008, or 2007.

6. PREPAID EXPENSES AND OTHER ASSETS

     Prepaid expenses and other assets (current and long-term) consisted of the following at the years ended:

	2009	2008
Prepaid expenses and other current assets:
Deferred catalog costs	$26,098	$31,015
Interest and notes receivable	13,053	10,314
Financial Services - Visa interchange funding	39,915	32,217
Financial Services accrued interest and other receivables	49,865	43,812
Other	21,982	16,081
	$150,913	$133,439

Other assets:
Goodwill	$3,336	$2,874
Intangible assets, net	2,419	3,028
Financial Services deferred financing and new account costs	6,853	9,616
Long-term notes and other receivables	6,634	9,246
Held to maturity investments	2,170	1,780
Other	2,319	720
	$23,731	$27,264

CABELA’S INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands Except Share and Per Share Amounts)

7. ACCRUED EXPENSES

     Accrued expenses consisted of the following at the years ended:

	2009	2008
Accrued employee compensation and benefits	$59,764	$45,662
Accrued property, sales, and other taxes	26,118	24,622
Deferred revenue and accrued sales returns	32,594	24,632
Accrued interest	7,620	7,548
Accrued credit card fees	5,991	5,507
Other	13,710	15,325
	$145,797	$123,296

8. OTHER LONG-TERM LIABILITIES

     Other long-term liabilities consisted of the following at the years ended:

	2009	2008
Deferred lease tenant allowances	$40,118	$37,823
Deferred grant income	19,305	10,041
Deferred compensation	349	5,192
Unrecognized tax benefits	3,672	3,076
	$63,444	$56,132

9. TIME DEPOSITS

     WFB accepts time deposits only in amounts of at least one hundred thousand dollars. All time deposits are interest bearing. The aggregate amount of time deposits by maturity at the end of 2009 was as follows:

2010	$120,384
2011	134,420
2012	86,557
2013	103,191
2014	31,912
Thereafter	200
476,664
Less current maturities	(120,384)
Deposits classified as non-current liabilities	$356,280

     Time deposits include brokered institutional certificates of deposit totaling $452,182 and $447,782 at the end of 2009 and 2008, respectively.

10. REVOLVING CREDIT FACILITIES

     Effective December 11, 2009, we decreased our unsecured revolving credit facility to $350,000 from $430,000. In addition, we amended the terms of the credit agreement to allow us to contribute up to $225,000 of capital to WFB in 2010 plus up to $25,000 of capital per year through June 30, 2012, when this credit agreement expires. We paid fees totaling $1,850 to facilitate the amendment. All other terms of the credit agreement remained unchanged. The credit facility may be increased to $450,000 and permits the issuance of up to $200,000 in letters of credit and standby letters of credit, which reduce the overall credit limit available under the credit facility.

CABELA’S INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands Except Share and Per Share Amounts)

     There were no amounts outstanding at January 2, 2010, under this credit agreement. At December 27, 2008, the principal amount outstanding was $20,000. During 2009 and 2008, the average principal balance outstanding on the line of credit was $85,437 and $178,617, respectively, and the weighted average interest rate was 1.71% and 3.82%, respectively. Letters of credit and standby letters of credit totaling $11,394 and $16,117, respectively, were outstanding at the end of 2009 and 2008. The average outstanding amount of total letters of credit during 2009 and 2008 was $11,050 and $32,799, respectively.

     During the term of the facility, we are required to pay a quarterly facility fee, which ranges from 0.10% to 0.25% of the average daily unused principal balance on the line of credit. Interest on advances on this credit facility is determined at the greater of:
  the lead lender’s prime rate,
  the average rate on the federal funds rate in effect for the day plus one-half of one percent, or the Eurodollar rate of interest plus a margin, as defined.
     The credit agreement requires that Cabela’s comply with certain financial and other customary covenants, including:
  a fixed charge coverage ratio (as defined) of no less than 1.50 to 1.00 as of the last day of any quarter;
  a cash flow leverage ratio (as defined) of no more than 3.00 to 1.00 as of the last day of any quarter; and
  a minimum tangible net worth standard (as defined).
     The credit agreement includes a dividend provision limiting the amount that Cabela’s could pay to stockholders, which at January 2, 2010, was not in excess of $84,770. The agreement also has a provision permitting acceleration by the lenders in the event there is a change in control, as defined. In addition, the credit agreement contains cross default provisions to other outstanding debt. In the event that we fail to comply with these covenants, a default is triggered. In the event of default, all outstanding letters of credit and all principal and outstanding interest would immediately become due and payable. We were in compliance with all financial debt covenants at January 2, 2010.

     We also have an unsecured revolving credit agreement for $15,000 Canadian dollars (“CAD”) in conjunction with the acquisition of the net assets of an outdoors specialty retailer located in Winnipeg, Manitoba. Interest is variable, computed at rates as defined in the agreement, plus a margin, and payable monthly. At the end of 2009 and 2008, the principal amount outstanding under this credit agreement totaled $2,902 and $6,465, respectively, with interest rates of 2.25% and 3.50%, respectively.

     Advances made pursuant to the $350,000 credit agreement are classified as long-term debt. This agreement does not contain limitations regarding the pay downs of revolving loans advanced; therefore, advances made pursuant to this agreement are considered long-term in nature.

     We also have financing agreements that allow certain boat and all-terrain vehicle merchandise vendors to give us extended payment terms. The vendors are responsible for all interest payments, with certain exceptions, for the financing period and the financing company holds a security interest in the specific inventory held Cabela’s. We record this merchandise in inventory. Our revolving credit facility limits this security interest to $50,000. The extended payment terms to the vendor do not exceed one year. The outstanding liability, included in accounts payable, was $3,510 and $5,162 at the end of 2009 and 2008, respectively.

11. SHORT-TERM BORROWINGS OF FINANCIAL SERVICES SUBSIDIARY

     WFB had a $25,000 variable funding facility credit agreement that was secured by a participation interest in the transferor’s interest of the Trust. On May 28, 2009, this credit agreement was terminated. There were no borrowings under the credit agreement in 2009 and there was no amount outstanding at the end of December 2008. The weighted average interest rate on the facility was 3.88% for 2008.

CABELA’S INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands Except Share and Per Share Amounts)

     WFB has unsecured federal funds purchase agreements with two financial institutions. The maximum amount that can be borrowed is $85,000. There were no amounts outstanding at the end of December 2009 or 2008. During 2009 and 2008, the average balance outstanding was $151 and $25,790 with a weighted average rate of 0.22% and 2.90%, respectively.

12. LONG-TERM DEBT AND CAPITAL LEASES

     Long-term debt, including revolving credit facilities and capital leases, consisted of the following at the years ended:

	2009	2008
Unsecured revolving credit facility for $350,000 expiring June 30, 2012 with
interest at 1.96% at January 2, 2010	$-	$20,000
Unsecured notes payable due 2016 with interest at 5.99%	215,000	215,000
Unsecured senior notes payable due 2017 with interest at 6.08%	60,000	60,000
Unsecured senior notes due 2012-2018 with interest at 7.20%	57,000	57,000
Unsecured revolving credit facility for $15,000 CAD expiring June 30, 2010, with
interest at 2.25% at January 2, 2010	2,902	6,465
Capital lease obligations payable through 2036	13,377	13,665
Other long-term debt	-	7,901
Total debt	348,279	380,031
Less current portion of debt	(3,101)	(695)

Long-term debt, less current maturities	$345,178	$379,336

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

     Certain of the long-term debt agreements contain various covenants and restrictions such as the maintenance of minimum debt coverage, net worth, and financial ratios. The significant financial ratios and net worth requirements in the long-term debt agreements are 1) a limitation of funded debt to be less than 60% of consolidated total capitalization; 2) cash flow fixed charge coverage ratio, as defined, of no less than 2.00 to 1.00 as of the last day of any quarter; and 3) a minimum consolidated adjusted net worth (as defined). See Note 10 for information on the covenants and restrictions contained in our $350 million revolving credit facility.

     In addition, the debt contains cross default provisions to other outstanding credit facilities. In the event that we failed to comply with these covenants and the failure to comply would go beyond 30 days, a default would trigger and all principal and outstanding interest would immediately be due and payable. At January 2, 2010, we were in compliance with all financial covenants under our credit agreements and unsecured notes.

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

CABELA’S INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands Except Share and Per Share Amounts)

     Aggregate expected maturities of long-term debt and scheduled capital lease payments for the years shown are as follows:

	Scheduled Capital	Long-Term Debt
	Lease Payments	Maturities
2010	$1,009	$2,902
2011	1,000	-
2012	1,000	8,143
2013	1,000	8,143
2014	1,000	8,143
Thereafter	21,500	307,571
	26,509	334,902
Capital lease amount representing interest	(13,132)
Present value of net scheduled lease payments	$13,377	13,377
Total long-term debt and capital leases		$348,279

13. IMPAIRMENT AND RESTRUCTURING CHARGES

     In connection with the preparation of our consolidated financial statements during 2009, 2008, and 2007, we evaluated the recoverability of property, equipment, land held for sale, economic development bonds, goodwill, and other intangible assets. This evaluation included our existing store locations and future retail store sites. In accordance with the provisions of FASB ASC Topic 360, Property, Plant, and Equipment, of FASB ASC Topic 320, Investments—Debt and Equity Securities, and FASB ASC Topic 350 Intangibles—Goodwill and Other, we recognized impairments totaling $62,326, $4,114, and $1,205 recognized in earnings in 2009, 2008, and 2007. Economic trends could change undiscounted cash flows in future periods which could trigger possible future write downs.

     In 2009, 2008, and 2007, we evaluated the recovery of certain economic development bonds and determined that the fair value of these bonds was below carrying value, with the decline in fair value deemed to be other than temporary, which resulted in fair value adjustments totaling $8,032, $1,280, and $6,733 at the end of 2009, 2008, and 2007, respectively. These write-downs resulted in impairment charges of $2,099, $558, and $1,205, respectively, reflected in earnings for the years ended 2009, 2008 and 2007.

     In 2009 we incurred charges totaling $4,468 for severance and related benefits primarily from outplacement costs and a voluntary retirement plan implemented in February 2009. In October 2008, we announced a reduction in workforce of approximately 10% at our company headquarters which resulted in $1,670 recorded in severance and related benefits under this workforce reduction plan. All impairment and restructuring charges were recorded to the Corporate Overhead and Other segment for 2009 and 2008.

     Impairment and restructuring charges were classified as follows for years ended:

	2009	2008	2007
Impairment losses on:
Property and equipment	$43,721	$1,632	$-
Land held for sale	16,046	854	-
Economic development bonds	2,099	558	1,205
Goodwill and intangible assets	460	1,070	-
	62,326	4,114	1,205

Restructuring charges for:
Severance and related benefits	4,468	1,670	-
Total	$66,794	$5,784	$1,205

CABELA’S INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands Except Share and Per Share Amounts)

14. INTEREST (EXPENSE) INCOME, NET

     Interest expense, net of interest income, consisted of the following for years ended:

	2009	2008	2007
Interest expense	$(23,456)	$(32,180)	$(24,312)
Capitalized interest	233	2,472	4,069
Interest income	114	50	1,465
	$(23,109)	$(29,658)	$(18,778)

15. INCOME TAXES

     The provision for income taxes consisted of the following for the years ended:

	2009	2008	2007
Current:
Federal	$33,744	$32,503	$47,431
State	1,966	2,400	4,993
Foreign	1,124	-	-
	36,834	34,903	52,424

Deferred:
Federal	(9,640)	7,233	(599)
State	(287)	(305)	(477)
	(9,927)	6,928	(1,076)
	$26,907	$41,831	$51,348

     A reconciliation of the statutory federal income tax rate to the effective income tax rate is as follows for the years ended:

	2009	2008	2007
Statutory federal rate	35.0%	35.0%	35.0%
State income taxes, net of federal tax benefit	2.1	1.7	1.8
Other nondeductible items	0.2	0.1	0.1
Tax exempt interest income	(0.7)	-	-
Rate differential on foreign income	(2.2)	-	-
Change in valuation allowance	-	(0.8)	-
Other, net	0.8	(0.6)	-
	35.2%	35.4%	36.9%

CABELA’S INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands Except Share and Per Share Amounts)

     Deferred tax assets and liabilities consisted of the following for the years ended:

	2009	2008
Deferred tax assets:
Deferred compensation	$9,325	$5,820
Deferred revenue	4,396	4,589
Reserve for returns	5,886	5,607
Accrued expenses	15,444	5,506
Gift certificates liability	8,453	5,514
Allowance for doubtful accounts	4,624	3,337
Economic development bonds	1,197	3,684
Other	2,891	3,560
	52,216	37,617
Deferred tax liabilities:
Prepaid expenses	14,736	17,321
Property and equipment	36,297	52,094
Inventories	6,791	10,181
Retained interests in securitized loans	9,167	8,414
Asset-backed securities	2,071	-
Credit card loan fee deferral	29,302	-
Other	542	21
	98,906	88,031
Net deferred tax liability	46,690	50,414
Less current deferred income taxes	25,866	11,707
Long-term deferred income taxes	$20,824	$38,707

     In August 2009 we completed a restructure of our international operations to more effectively streamline our supply chain. As a result of the restructuring, we realized a reduction of income taxes of $1,756 in 2009.

     Effective April 1, 2008, we completed a legal entity restructuring by merging certain subsidiaries resulting in the major selling channels (retail, Internet, and catalog) residing in a single legal entity. Prior to the restructuring, state net operating losses were being carried forward. Under the previous operating structure, the losses were likely to have expired unused, therefore a full valuation allowance was established. The surviving entity in the restructuring is anticipated to generate sufficient taxable income to fully recognize the tax benefit of these net operating losses. Accordingly, in the second quarter of 2008, we reversed the state net operating losses valuation allowance of $916.

     The reconciliation of unrecognized tax benefits, the balance of which is classified as other long-term liabilities in the consolidated balance sheet, is as follows for the years ended:

	2009	2008
Unrecognized tax benefits, beginning of year	$3,076	$2,000
Decreases on items related to prior periods	(663)	(134)
Increases from current period items	576	1,210
Unrecognized tax benefits, end of year	$2,989	$3,076

CABELA’S INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands Except Share and Per Share Amounts)

     Our policy is to accrue interest expense, and penalties as appropriate, on estimated unrecognized tax benefits as a charge to interest expense in the consolidated statements of income. We recorded a net credit of $138 and $134 against interest expense during 2009 and 2008, respectively. The net credit was due to the gross decrease of certain unrecognized tax benefits. No penalties were accrued. The liability for estimated interest on unrecognized tax benefits totaling $683 and $847 at the end of 2009 and 2008, respectively, is included in other long-term liabilities in the consolidated balance sheet. We do not anticipate a substantial change in the balance of unrecognized tax benefits in the next twelve months.

     The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate is $2,989. We file income tax returns in the United States, Canada, Hong Kong, and various states. The tax years 2005 through 2008 remain open to examination by major taxing jurisdictions to which Cabela’s is subject.

16. COMMITMENTS AND CONTINGENCIES

     We lease various buildings, computer equipment, and storage space under operating leases, which expire on various dates through April 2033. Rent expense on these leases as well as other month to month rentals was $8,624, $8,494, and $9,792 for 2009, 2008, and 2007, respectively. The following is a schedule of future minimum rental payments under operating leases as of January 2, 2010:

2010	$6,701
2011	8,346
2012	7,784
2013	7,681
2014	7,617
Thereafter	130,157
$168,286

     We have entered into certain lease agreements for retail store locations. Certain leases include tenant allowances that will be amortized over the life of the lease. In 2009 and 2008, we received $3,899 and $21,977, respectively, in tenant allowances. Certain leases require us to pay contingent rental amounts based on a percentage of sales, in addition to real estates taxes, insurance, maintenance, and other operating expenses associated with the leased premises. These leases include options to renew with lease periods, including extensions, varying from 10 to 70 years.

     We have entered into real estate purchase, construction, and/or economic development agreements for various new retail store site locations. At January 2, 2010, we had total estimated cash commitments of approximately $75,000 for 2010 and 2011 for projected retail store-related expenditures and the purchase of future economic development bonds connected with the development, construction, and completion of new retail stores. This does not include any amounts for contractual obligations associated with retail store locations where we are in the process of certain negotiations.

     Under various grant programs, state or local governments provide funding for certain costs associated with developing and opening a new retail store. We generally receive grant funding in exchange for commitments, such as assurance of agreed employment and wage levels at the retail store or that the retail store will remain open, made by us to the state or local government providing the funding. The commitments typically phase out over approximately five to 10 years. If we fail to maintain the commitments during the applicable period, the funds received may have to be repaid or other adverse consequences may arise, which could affect our cash flows and profitability. As of January 2, 2010, the total amount of grant funding subject to a specific contractual remedy was $10,316.

CABELA’S INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands Except Share and Per Share Amounts)

     In April 2007, we began an open account document instructions program, which provides for our company-issued letters of credit. At the end of 2009 and 2008, we had obligations to pay participating vendors $23,471 and $35,622, respectively.

     WFB enters into financial instruments with off balance sheet risk in the normal course of business through the origination of unsecured credit card loans. Unsecured credit card accounts are commitments to extend credit and totaled $12,996,000 and $12,886,000 at January 2, 2010, and December 27, 2008, respectively. These commitments are in addition to any current outstanding balances of a cardholder. Unsecured credit card loans involve, to varying degrees, elements of credit risk in excess of the amount recognized in the consolidated balance sheets. The principal amounts of these instruments reflect WFB’s maximum related exposure. WFB has not experienced and does not anticipate that all customers will exercise the entire available line of credit at any given point in time. WFB has the right to reduce or cancel the available lines of credit at any time.

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

     Self-Insurance – We are self-insured for health claims up to $300 per individual. We have established a liability for health claims submitted and for those claims incurred prior to year end but not yet reported totaling $2,389 and $3,445 at the end of 2009 and 2008, respectively.

     We are also self-insured for workers’ compensation claims up to $500 per individual. We have established a liability for workers’ compensation claims submitted and for those claims incurred prior to year end but not yet reported totaling $3,874 and $4,198 at the end of 2009 and 2008, respectively.

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

     The quantitative measures established by regulation to ensure capital adequacy require that WFB maintain minimum amounts and ratios (defined in the regulations) as set forth in the following table. WFB exceeded the minimum requirements for the well-capitalized category under the regulatory framework for prompt corrective action for both periods presented.

CABELA’S INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands Except Share and Per Share Amounts)

     As of December 31, 2009 and 2008, the most recent notification from the FDIC categorized WFB as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized WFB must maintain certain amounts and ratios as set forth in the following table. There are no conditions or events since that notification that management believes have changed the institution’s category.

			Ratio Required to be Considered
	Actual		Adequately-Capitalized		Well-Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
2009:
Total Capital to Risk-Weighted Assets	$216,634	27.8%	$62,421	8.0%	$78,026	10.0%
Tier I Capital to Risk-Weighted Assets	194,587	24.9	31,211	4.0	46,816	6.0
Tier I Capital to Average Assets	194,587	23.7	32,847	4.0	41,058	5.0

2008:
Total Capital to Risk-Weighted Assets	166,611	28.1	47,460	8.0	59,325	10.0
Tier I Capital to Risk-Weighted Assets	140,886	23.8	23,730	4.0	35,595	6.0
Tier I Capital to Average Assets	140,886	23.6	23,842	4.0	29,803	5.0

     In December 2009, WFB received $25,000 from Cabela’s as additional paid-in capital which qualified as Tier 1 capital. In December 2008, WFB received $25,000 from Cabela’s in exchange for 250,000 shares of WFB convertible participating preferred stock. In February 2010, Cabela’s converted this preferred stock to additional paid-in capital which qualifies as Tier 1 capital.

18. STOCK BASED COMPENSATION AND STOCK OPTION PLANS

     We recorded share-based compensation expense of $9,410, $6,535, and $4,944, for 2009, 2008, and 2007, respectively. Compensation expense related to our share-based payment awards is recorded in selling, distribution, and administrative expenses in the consolidated statements of income. Compensation cost for awards is recognized using a straight-line amortization method over the vesting period. As of January 2, 2010, the total unrecognized deferred share-based compensation balance for unvested shares issued, net of expected forfeitures, was approximately $12,041, net of tax, which is expected to be amortized over a weighted average period of 1.9 years.

     The fair value of options granted on and subsequent to May 1, 2004, is estimated on the date of the grant using the Black-Scholes option pricing model. The expected volatility for 2009, 2008, and 2007 was based on the historical volatility of our common stock. The fair value of options in the years presented was estimated using the Black-Scholes model with the following weighted average assumptions:

	2009	2008	2007
Risk-free interest rate based on U.S. Treasury yield	1.86 to 2.48%	1.34 to 3.22%	3.31 to 4.63%
curve in effect at the grant date
Dividend yield	-	-	-
Expected volatility	45 to 46%	35 to 43%	30 to 33%
Weighted average expected life based on historical information	5.0 years	5.0 years	5.0 years
Weighted average grant date fair value of options granted	$7.94	$5.49	$7.82

CABELA’S INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands Except Share and Per Share Amounts)

     The following table summarizes option activity during 2009 for our 1997 Stock Option Plan (the “1997 Plan”) and our Cabela’s Incorporated 2004 Stock Plan (the “2004 Plan”):

		All Options		Non-Vested Options
			Weighted		Weighted
	Options		Average		Average
	Available	Number	Exercise	Number	Grant Date
	for Grant	of Options	Price	of Options	Fair Value
Outstanding, beginning of year	1,541,668	5,283,250	$17.08	2,659,327	$5.15
Additional shares authorized	3,750,000
Granted	(1,579,160)	1,579,160	7.82	1,579,160	7.82
Vested	-			(1,270,557)	7.32
Exercised	-	(235,884)	8.88	-
Forfeited (1)(2)	380,831	(423,954)	14.96	(174,705)	5.83
Outstanding, end of year (3)	4,093,339	6,202,572	14.21	2,793,225	5.63

____________________

(1)	Options forfeited under the 1997 Plan do not become available for grant under the 2004 Plan.

(2)	Options forfeited under the 2004 Plan are immediately available for grant.

(3)	Options outstanding at the end of 2009 were comprised of 545,896 of incentive stock options and 5,656,676 of nonqualified stock options.

     The following table provides information relating to our equity share-based payment awards at January 2, 2010:

					Weighted
		Weighted	Weighted		Average
		Average	Average	Aggregate	Remaining
		Exercise	Fair	Intrinsic	Contractual
	Shares	Price	Value	Value	Life (in Years)
Vested and exercisable	3,409,347	$17.40	$7.65	$3,150	4.69
Non-vested	2,793,225	10.33	5.63	15,730	6.70
Total outstanding	6,202,572	14.21	7.10	$18,880	5.64
Expected to vest after January 2, 2010	2,736,130	10.33	5.63	$15,372	6.70

     The aggregate intrinsic value of awards exercised was $1,168, $2,602, and $8,188, during 2009, 2008, and 2007, respectively. The total fair value of shares vested was $9,300, $12,864, and $5,025, in 2009, 2008, and 2007, respectively. Based on our closing stock price of $14.26 as of January 2, 2010, the total number of in-the-money awards exercisable as of January 2, 2010, was 920,424.

CABELA’S INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands Except Share and Per Share Amounts)

     The stock options outstanding and exercisable for equity share-based payment awards as of January 2, 2010, were in the following exercise price ranges:

Options Outstanding				Options Exercisable
		Weighted	Average
		Average	Remaining		Weighted
Exercise		Exercise	Contractual		Average
Price	Shares	Price	Life (in Years)	Shares	Exercise Price
$ 0.00 to $10.00	1,860,087	4.88	6.18	365,779	8.50
$10.01 to $15.00	609,008	12.26	3.86	554,645	12.37
$15.01 to $17.50	1,000,717	15.25	6.34	343,697	15.25
$17.51 to $20.00	1,812,926	19.73	5.36	1,523,193	19.80
$20.01 to $25.00	915,834	22.38	5.36	618,033	22.38
$25.01 to $30.00	4,000	27.26	4.57	4,000	27.26
	6,202,572	14.21	5.83	3,409,347	17.40

19. STOCK OPTION AND OTHER EMPLOYEE BENEFIT PLANS

     Employee Stock Option Plans – The 2004 Plan provides for the granting of non-qualified stock options, incentive stock options, stock appreciation rights, restricted stock, restricted stock units, and other stock-based awards to employees, directors, and consultants. Options granted under the 2004 Plan have a term of no greater than ten years from the grant date and are exercisable in accordance with the vesting schedule determined at the time the awards are granted. On May 12, 2009, shareholders of the Company approved an amendment to the 2004 Plan to increase the number of shares authorized for issuance by 3,750,000 shares. During 2009, there were 785,780 options granted to employees at a weighted average exercise price of $8.13 per share and 10,000 options granted to non-employee directors at an exercise price of $11.49 per share. These options have an eight-year term and vest over three years for employees and one year for non-employee directors.

     In addition, on July 7, 2008, 111,324 shares of restricted stock were issued to two executives under the 2004 Plan. The stock price on the date of grant was $10.48 per share resulting in a fair value of $1,167 of deferred compensation which will be amortized to expense over a five-year period. The restricted stock vests one-third on the third, fourth, and fifth anniversaries of the grant date. As of January 2, 2010, there were 5,883,141 shares subject to options and 3,843,370 shares authorized and available for grant under the 2004 Plan. Our policy has been to issue new shares for the exercise of stock options.

     On March 13, 2009, there were 111,720 options granted to our President and Chief Executive Officer at an exercise price of $8.68 per share. These options are subject to the same terms and conditions of the 2004 Plan. These options have an eight-year term and vest over three years.

     As of January 2, 2010, under our 1997 Plan, there were 569,400 shares subject to options with no shares available for grant. Options issued expire on the fifth or the tenth anniversary of the date of the grant under the 1997 Plan.

     Employee Stock Purchase Plan – The maximum number of shares of common stock available for issuance under our Employee Stock Purchase Plan is 1,835,000. During 2009, there were 217,707 shares issued. As of January 2, 2010, there were 908,949 shares authorized and available for issuance. In October 2008, we began issuing new shares instead of making market purchases. Beginning in April 2010, we plan to purchase shares in the open market.

CABELA’S INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands Except Share and Per Share Amounts)

     Nonvested Stock and Stock Unit Awards – During 2009, we issued 785,780 units of nonvested stock under the 2004 Plan to employees at a weighted average fair value of $8.19 per unit and 138,249 units to our President and Chief Executive Officer at a fair value of $10.25 per unit. These nonvested stock units vest evenly over three years on the grant date anniversary based on the passage of time. The nonvested stock units granted to our President and Chief Executive Officer are subject to the same terms and conditions of the 2004 Plan.

     401(k) Savings Plan – All employees are eligible to defer up to 80% of their wages to Cabela’s 401(k) savings plan, subject to certain limitations. The Company matches 100% of eligible employee deferrals up to 4% of eligible wages. For eligible employees hired prior to January 1, 2009, the Company may also contribute a 2% discretionary matching contribution. Total expense for employer contributions was $8,535, $7,894, and $7,007 in 2009, 2008, and 2007, respectively.

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

     Class B Non-voting Common Stock – The holders of our Class B non-voting common stock are not entitled to any voting rights, except that the holders may vote as a class, with each holder receiving one vote per share of Class B non-voting common stock, on any amendment, repeal, or modification of any provision of our Amended and Restated Certificate of Incorporation that adversely affects the powers, preferences, or special rights of holders of Class B non-voting common stock. Shares of the Class B non-voting common stock are convertible into the same number of shares of Class A voting common stock at any time. However, no holder of shares of Class B non-voting common stock is entitled to convert any of its shares into shares of Class A common stock, to the extent that, as a result of such conversion, the holder directly, or indirectly, would own, control, or have the power to vote a greater number of shares of Class A common stock or other securities of any kind issued by us than the holder is legally permitted to own, control, or have the power to vote. Subject to the prior rights of holders of preferred stock, if any, holders of Class B non-voting common stock, which rates equally with the Class A common stock in respect of dividends, are entitled to receive ratably dividends, if any, as may be lawfully declared from time to time by our board of directors. None of the shares of the authorized Class B non-voting common stock were outstanding during 2009 or 2008.

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

CABELA’S INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands Except Share and Per Share Amounts)

     Retained Earnings – The most significant restrictions on the payment of dividends are the covenants contained in our revolving credit agreement and unsecured senior notes purchase agreements. Nebraska banking laws also govern the amount of dividends that WFB can pay to Cabela’s. At January 2, 2010, we had unrestricted retained earnings of $84,770 available for dividends. However, we have never declared or paid any cash dividends on our common stock and we do not anticipate paying any cash dividends in the foreseeable future.

     Other Comprehensive Income (Loss) – The components of accumulated other comprehensive income (loss), net of related taxes, are as follows for the years ended:

	2009	2008
Accumulated net unrealized holding losses on economic development bonds	$(2,127)	$(6,231)
Accumulated net unrealized holding gains on derivatives	22	33
Accumulated net unrealized gain on asset-backed available-for-sale securities	3,650	-
Cumulative foreign currency translation adjustments	(580)	(399)
Total accumulated other comprehensive income (loss)	$965	$(6,597)

21. EARNINGS PER SHARE

     The following table reconciles the number of shares utilized in the earnings per share calculations for the years ended:

	2009	2008	2007
Weighted average number of shares:
Common shares – basic	67,007,656	66,384,004	65,744,077
Effect of incremental dilutive securities:
Stock options, nonvested stock units, and
employee stock purchase plan shares	445,818	774,579	1,531,454
Common shares – diluted	67,453,474	67,158,583	67,275,531
Stock options outstanding and nonvested stock
units issued considered anti-dilutive	4,130,935	4,466,534	1,048,000

22. SUPPLEMENTAL CASH FLOW INFORMATION

     The following table sets forth non-cash financing and investing activities and other cash flow information for the years ended:

	2009	2008	2007
Non-cash financing and investing activities:
Accrued property and equipment additions (1)	$9,112	$12,304	$48,534
Capital lease obligations	-	-	201
Contribution of land received	-	5,015	19,000
Issuance of restricted common stock	-	1,167	-

Other cash flow information:
Interest paid	$40,668	$42,575	$30,273
Capitalized interest	(233)	(2,472)	(4,069)
Interest paid, net of capitalized interest	$40,435	$40,103	$26,204
Income taxes, net	$17,282	$55,594	$33,575

____________________

(1)	Accrued property and equipment additions are recognized in the consolidated statements of cash flows in the period they are paid.

CABELA’S INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands Except Share and Per Share Amounts)

23. SEGMENT REPORTING

     We have three reportable segments: Retail, Direct, and Financial Services. The Retail segment sells products and services through our retail stores. The Direct segment sells products through e-commerce websites (Cabelas.com and complementary websites) and direct mail catalogs. The Financial Services segment issues co-branded credit cards. For the Retail segment, operating costs consist primarily of labor, advertising, depreciation, and occupancy costs of retail stores. For the Direct segment, operating costs consist primarily of catalog costs, e-commerce advertising costs, and order processing costs. For the Financial Services segment, operating costs consist primarily of advertising and promotion, marketing fees, third party services for processing credit card transactions, salaries, and other general and administrative costs.

     Revenues included in Corporate Overhead and Other are primarily made up of land sales, amounts received from outfitter services, real estate rental income, and fees earned through our travel business and other complementary business services. Corporate Overhead and Other expenses include unallocated shared-service costs, operations of various ancillary subsidiaries such as real estate development and travel, and segment eliminations. Unallocated shared-service costs include receiving, distribution, and storage costs of inventory, merchandising, and quality assurance costs, as well as corporate headquarters occupancy costs. In 2009, we disposed of our taxidermy business and the net assets of our wildlife/Americana art prints and art-related products business. The related pre-tax gain and loss were recorded in the third quarter of 2009.

     Segment assets are those directly used in or clearly allocable to an operating segment’s operations. For the Retail segment, assets primarily include inventory in the retail stores, land, buildings, fixtures, and leasehold improvements. For the Direct segment, assets primarily include deferred catalog costs and fixed assets. At the end of 2009 and 2008, goodwill totaling $3,336 and $2,874, respectively, was included in the assets of the Retail segment. At the end of 2007, goodwill totaling $4,474 was allocated $969 to the Direct segment and $3,505 to the Retail Segment. For the Financial Services segment, assets include cash, credit card loans, retained interests, receivables, fixtures, and other assets. Cash and cash equivalents of WFB were $371,409 and $402,058 at the end of 2009 and 2008, respectively. Assets for the Corporate Overhead and Other segment include corporate headquarters and facilities, merchandise distribution inventory, shared technology infrastructure and related information systems, corporate cash and cash equivalents, economic development bonds, prepaid expenses, deferred income taxes, and other corporate long-lived assets. Depreciation, amortization, and property and equipment expenditures are recognized in each respective segment. The accounting policies of the segments, where applicable, are the same as those described in the summary of significant accounting policies in our notes to consolidated financial statements. Intercompany revenue between segments is eliminated in consolidation.

CABELA’S INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands Except Share and Per Share Amounts)

     Financial information by segment is presented in the following tables for 2009, 2008 and 2007:

				Corporate
			Financial	Overhead
Fiscal Year 2009	Retail	Direct	Services	and Other	Total
Revenue from external customers	$1,388,991	$1,054,626	$171,880	$16,743	$2,632,240
Revenue (loss) from internal customers	-	4,018	(466)	(3,552)	-
Total revenue	$1,388,991	$1,058,644	$171,414	$13,191	$2,632,240

Operating income (loss)	$163,018	$161,052	$49,598	$(280,990)	$92,678
As a percentage of revenue	11.7%	15.2%	28.9%	N/A	3.5%

Depreciation and amortization	$41,822	$5,053	$1,186	$22,505	$70,566
Assets	878,045	757,366	810,571	45,903	2,491,885
Property and equipment additions
including accrued amounts	21,180	11,678	441	16,518	49,817

				Corporate
			Financial	Overhead
Fiscal Year 2008	Retail	Direct	Services	and Other	Total
Revenue from external customers	$1,283,148	$1,093,307	$159,423	$16,843	$2,552,721
Revenue (loss) from internal customers	2,348	1,852	(452)	(3,748)	-
Total revenue	$1,285,496	$1,095,159	$158,971	$13,095	$2,552,721

Operating income (loss)	$141,578	$161,249	$46,184	$(207,972)	$141,039
As a percentage of revenue	11.0%	14.7%	29.1%	N/A	5.5%

Depreciation and amortization	$37,930	$4,198	$1,075	$21,470	$64,673
Assets	988,474	663,994	728,271	15,327	2,396,066
Property and equipment additions
including accrued amounts	21,033	6,501	1,592	25,808	54,934

				Corporate
			Financial	Overhead
Fiscal Year 2007	Retail	Direct	Services	and Other	Total
Revenue from external customers	$1,040,664	$1,127,942	$159,943	$21,050	$2,349,599
Revenue (loss) from internal customers	2,778	2,611	(608)	(4,781)	-
Total revenue	$1,043,442	$1,130,553	$159,335	$16,269	$2,349,599

Operating income (loss)	$127,744	$190,046	$37,448	$(204,146)	$151,092
As a percentage of revenue	12.2%	16.8%	23.5%	N/A	6.4%

Depreciation and amortization	$29,830	$4,462	$1,129	$24,442	$59,863
Assets	1,065,234	480,341	450,616	216,639	2,212,830
Property and equipment additions
including accrued amounts	324,272	8,466	1,037	30,551	364,326

CABELA’S INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands Except Share and Per Share Amounts)

     The components and amounts of total revenue for the Financial Services business segment were as follows for the years ended:

	2009	2008	2007
Interest and fee income, net of provision for loan losses	$50,398	$37,462	$28,974
Interest expense	(24,242)	(13,417)	(7,288)
Net interest income, net of provision for loan losses	26,156	24,045	21,686
Non-interest income:
Securitization income	197,335	185,820	194,516
Other non-interest income	67,589	67,375	51,670
Total non-interest income	264,924	253,195	246,186
Less: Customer rewards costs	(119,666)	(118,269)	(108,537)
Financial Services total revenue	$171,414	$158,971	$159,335

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

     The following chart sets forth the percentage of revenue contributed by our major product categories for our Retail and Direct businesses and in total for the periods presented:

	Retail			Direct			Total
	2009	2008	2007	2009	2008	2007	2009	2008	2007
Hunting Equipment	45.3%	39.9%	38.7%	35.2%	28.7%	26.6%	41.1%	35.1%	32.6%
Fishing and Marine	14.5	15.9	15.6	12.1	12.9	12.3	13.5	14.6	14.0
Camping	8.5	9.3	12.9	10.2	12.5	15.4	9.2	10.6	14.1
Clothing and Footwear	22.9	24.9	27.0	33.4	36.6	36.3	27.3	30.0	31.7
Gifts and Furnishings	8.8	10.0	5.8	9.1	9.3	9.4	8.9	9.7	7.6
Total	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

24. FAIR VALUE MEASUREMENTS

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
     Level 3 is comprised of financial instruments whose fair value is estimated based on internally developed models or methodologies utilizing significant inputs that are primarily unobservable from objective sources. In determining the appropriate hierarchy levels, we performed an analysis of the assets and liabilities that are subject to ASC Topic

CABELA’S INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands Except Share and Per Share Amounts)

820 and determined that at the end of 2009, all applicable financial instruments carried on our consolidated balance sheets are classified as Level 3. The following table summarizes the valuation of our recurring financial instruments at the years ended:

	Fair Value at
Assets - Level 3:	2009	2008
Interest-only strip, cash reserve accounts, and cash accounts	$24,577	$30,021
Asset-backed trading securities	68,752	31,584
Asset-backed available-for-sale securities	82,705	-
Economic development bonds	108,491	112,585
	$284,525	$174,190

     The table below presents changes in fair value of our assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3), as defined in ASC Topic 820, for the years ended 2009 and 2008:

	Interest-Only
	Strip, Cash
	Reserve	Asset-Backed	Asset-Backed	Economic
	Accounts, and	Trading	Available for	Development
	Cash Accounts	Securities	Sale Securities	Bonds
Balance, December 29, 2007	$39,127	$12,650	$-	$98,035
Total gains or losses:
Included in earnings - realized	(4,356)	-	-	(42)
Included in accumulated other comprehensive
income - unrealized	-		-	(8,584)
Purchases, issuances, and settlements, net	(4,750)	18,934	-	23,176
Balance, December 27, 2008	30,021	31,584	-	112,585
Total gains or losses:
Included in earnings - realized	2,556	-	60	-
Included in accumulated other comprehensive
income - unrealized	-	-	5,721	6,592
Purchases, issuances, and settlements, net	(8,000)	37,168	76,924	(10,686)
Balance, January 2, 2010	$24,577	$68,752	$82,705	$108,491

     Included in retained interests in securitized loans are interest-only strips, cash reserve accounts, and cash accounts. For interest-only strips and cash reserve accounts WFB estimates related fair values based on the present value of future expected cash flows using assumptions for credit losses, payment rates, finance charge yields, and discount rates commensurate with the risks involved. For cash accounts, WFB estimates related fair values based on the present value of future expected cash flows using discount rates commensurate with risks involved. WFB retains the rights to remaining cash flows (including interchange fees) after the other costs of the Trust are paid. However, future expected cash flows for valuation of the interest-only strips and cash reserve accounts do not include interchange income since interchange income is earned only when a charge is made to a customer’s account.

     WFB also owns asset-backed securities from its securitizations. Asset-backed trading securities fluctuate daily based on the short-term operational needs of WFB. Advances and pay downs on the trading securities are at par value. Therefore, the par value of the asset-backed trading securities approximates fair value. For asset-backed available for sale securities, WFB estimates fair values using discounted cash flow projection estimates based upon contractual principal and interest cash flows. The discount rate utilized is based upon management’s evaluation of

CABELA’S INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands Except Share and Per Share Amounts)

current market rates; indicative pricing for such instruments; the rates from the last date WFB considered the market for these instruments to be active and orderly, adjusted for changes in credit spreads in accordance with ASC Section 820-10-35, Fair Value Measurements and Disclosures: Overall: Subsequent Measurement and ASC Section 820-10-65, Fair Value Measurements and Disclosures: Overall: Transition and Open Effective Date Information; and the discount rates used to value other retained interests in securitized loans. At the end of December 2009, the weighted average discount rate used to value the triple-A rated notes was 1.34%, the A rated notes was 5.16%, the triple-B rated notes was 6.56%, and the double-B rated notes was 11.00%. Declines in the fair value of asset-backed available for sale securities below amortized cost that are deemed to be other than temporary are reflected in current earnings.

     Fair values of economic development bonds (“bonds”) are estimated using discounted cash flow projection estimates based on available market interest rates and the estimated amounts and timing of expected future payments to be received from municipalities under tax development zones. These fair values do not reflect any premium or discount that could result from offering these bonds for sale or through early redemption, or any related income tax impact. Declines in the fair value of held-to-maturity and available-for-sale economic development bonds below cost that are deemed to be other than temporary are reflected in earnings. During 2009, 2008, and 2007, we evaluated the recovery of certain bonds and determined their fair value using significant unobservable inputs (Level 3) as defined by and in accordance with the provisions of ASC Topic 820. The fair value of these bonds was determined to be below carrying value, with the decline in fair value deemed to be other than temporary, resulting in fair value adjustments totaling $8,032, $1,280, and $6,733 at the end of 2009, 2008, and 2007, respectively, reducing the carrying value of the bond portfolio.

     Certain assets are measured at fair value on a non-recurring basis using significant unobservable inputs (Level 3) as defined by and in accordance with the provisions of ASC Topic 820. As such, property and equipment, land held for sale, goodwill, and other intangibles with a net carrying amount totaling $136,572 were written down to their fair value of $76,345 during 2009. These write-downs resulted in a total impairment charge of $60,227 reflected in earnings for the year ended 2009.

     The estimated fair value of credit card loans receivable and the credit card loans held for sale is based on the present value of future expected cash flows using assumptions for credit losses, payment rates, finance charge yield, and discount rates commensurate with the risks involved. This valuation does not include the value that relates to estimated cash flows generated from new loans over the life of the cardholder relationship. Accordingly, the aggregate fair value of the credit card loans does not represent the underlying value of the established cardholder relationship. Time deposits are pooled in homogeneous groups and the future cash flows of these groups are discounted using current market rates offered for similar products for estimating fair value.

     The following table provides the estimated fair values of financial instruments not carried at fair value at the years ended:

	2009		2008
	Carrying	Estimated	Carrying	Estimated
	Value	Fair Value	Value	Fair Value
Financial Assets
Credit card loans, net	$135,935	$140,199	$167,226	$168,429

Financial Liabilities
Time deposits	476,664	499,838	486,199	508,190
Long-term debt	348,279	343,108	380,031	373,304

CABELA’S INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands Except Share and Per Share Amounts)

25. QUARTERLY FINANCIAL INFORMATION (Unaudited)

     The following table sets forth unaudited financial and operating data in each quarter for the years ended 2009 and 2008:

	2009				2008
	First	Second	Third	Fourth	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter
Total revenue (1)	$539,540	$549,236	$624,296	$919,168	$535,539	$525,952	$611,800	$879,430
Operating income (2)	12,326	18,948	31,921	29,483	21,086	14,852	20,845	84,256
Net income	5,128	9,123	18,766	16,600	9,956	7,279	9,722	49,447
Earnings per share—Basic (3)	0.08	0.14	0.28	0.26	0.15	0.11	0.15	0.74
Earnings per share—Diluted (3)	0.08	0.14	0.28	0.25	0.15	0.11	0.15	0.74
____________________

(1)
In the fourth quarter of 2008, we recorded gift instrument breakage of $8.7 million in Retail revenue and operating income due to a change in the estimated breakage period from seven years to four years.

(2)
We recorded impairment and restructuring charges of $67 million and $6 million in 2009 and 2008, respectively. For 2009, these charges by quarter were: first quarter - $1.7 million, second quarter - $11.7 million, third quarter - $0.6 million, and the fourth quarter - $52.8 million. The charges for 2008 were recorded in the fourth quarter.

(3)	Basic and diluted earnings per share are computed independently for each of the quarters presented and, therefore, may not sum to the totals for the year.

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

26. SUBSEQUENT EVENT

     On February 12, 2010, the Trust sold $300,000 of asset-backed notes, Series 2010-I. The securitization transaction included the issuance of $255,000 of Class A notes, which accrue interest at a floating rate equal to one-month London Inter-Bank Offered Rate plus 1.45% per year. The Class A notes are eligible collateral under the TALF program established by the Federal Reserve Bank of New York. The securitization transaction also included the issuance of three subordinated classes of notes in the aggregate principal amount of $45,000. WFB purchased each of the subordinated classes of notes. Each class of notes issued in the securitization transaction has an expected life of approximately five years, with a legal maturity of approximately eight years. The securitization transaction will be used to refinance asset-backed notes issued by the Trust that matured in 2010 and to fund growth in securitized loans.

     We have evaluated subsequent events through the filing date of this Form 10-K. We have determined that there were no other subsequent events to recognize or disclose in the consolidated financial statements presented herein.

CABELA’S INCORPORATED AND SUBSIDIARIES

SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS
(In Thousands)
	Beginning	Charged to	Charged	Net	End
	of Year	Costs and	to Other	Charge-	of Year
	Balance	Expenses	Accounts	Offs	Balance
YEAR ENDED JANUARY 2, 2010:
Allowance for doubtful accounts	$556	$808	$-	$808	$1,364
Allowance for credit card receivable loan losses	1,507	1,106	(1,239)	(133)	1,374

YEAR ENDED DECEMBER 27, 2008:
Allowance for doubtful accounts	$1,851	$(1,295)	$-	$(1,295)	$556
Allowance for credit card receivable loan losses	1,197	1,260	(950)	310	1,507

YEAR ENDED DECEMBER 29, 2007:
Allowance for doubtful accounts	$1,932	$(81)	$-	$(81)	$1,851
Allowance for credit card receivable loan losses	699	1,748	(1,250)	498	1,197

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

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

     In connection with this annual report on Form 10-K, our Chief Executive Officer and Chief Financial Officer evaluated, with the participation of our management, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on management’s evaluation, our Chief Executive Officer and Chief Financial Officer each concluded that our disclosure controls and procedures were effective as of January 2, 2010.

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

     With the participation of our Chief Executive Officer and our Chief Financial Officer, management evaluated the effectiveness of our internal control over financial reporting as of January 2, 2010, based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of January 2, 2010.

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

Changes in Internal Control Over Financial Reporting

     There were no changes in our internal control over financial reporting that occurred during the quarter ended January 2, 2010, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Cabela’s Incorporated and Subsidiaries
Sidney, Nebraska

We have audited the internal control over financial reporting of Cabela’s Incorporated and Subsidiaries (the “Company”) as of January 2, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 2, 2010, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended January 2, 2010 of the Company and our report dated February 26, 2010 expressed an unqualified opinion on those consolidated financial statements and financial statement schedule.

/s/ Deloitte & Touche LLP

DELOITTE & TOUCHE LLP

Omaha, Nebraska
February 26, 2010

ITEM 9A(T). CONTROLS AND PROCEDURES

     Not applicable.

ITEM 9B. OTHER INFORMATION

     None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

     The information under the headings “Proposal One – Election of Directors,” “Executive Officers of the Company,” “Corporate Governance – Committees of the Board of Directors – Audit Committee,” and “Section 16(a) Beneficial Ownership Reporting Compliance,” in our Proxy Statement relating to our 2010 Annual Meeting of Shareholders (our “Proxy Statement”) is incorporated herein by reference. With the exception of the foregoing information and other information specifically incorporated by reference into this Report on Form 10-K, our Proxy Statement is not being filed as a part hereof.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

     The information under the heading “Proposal Two – Ratification of Independent Registered Public Accounting Firm” in our Proxy Statement is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

     (a) The following documents are filed as part of this report:

     1. Financial Statements:

  Report of Independent Registered Public Accounting Firm
  Consolidated Statements of Income – Years ended January 2, 2010, December 27, 2008, and December 29, 2007
  Consolidated Balance Sheets – January 2, 2010, and December 27, 2008
  Consolidated Statements of Cash Flows – Years ended January 2, 2010, December 27, 2008, and December 29, 2007
  Consolidated Statements of Stockholders’ Equity – Years ended January 2, 2010, December 27, 2008, and December 29, 2007
  Notes to Consolidated Financial Statements
     2. Financial Statement Schedules:

  Schedule II – Valuation and Qualifying Accounts
All other schedules for which provision is made in the applicable accounting regulations of the SEC are not required under the related instructions or are inapplicable and, therefore, have been omitted.

     3. Exhibits: See Item 15(b) below.

     (b) Exhibits

Exhibit
Number	Exhibit Description
3.1	Amended and Restated Certificate of Incorporation of Cabela’s Incorporated (incorporated by reference from Exhibit 3.1 of our Quarterly Report on Form 10-Q, filed on August 13, 2004, File No. 001-32227)

3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Cabela’s Incorporated (incorporated by reference from Exhibit 3.1 of our Current Report on Form 8-K, filed on May 15, 2006, File No. 001-32227)

3.3	Amended and Restated Bylaws of Cabela’s Incorporated (incorporated by reference from Exhibit 3 of our Current Report on Form 8-K, filed on December 17, 2009, File No. 001-32227)

4.1	Specimen Stock Certificate (incorporated by reference from Exhibit 4.1 of our Registration Statement on Form S-1, filed on March 23, 2004, Registration No. 333-113835)

4.2	Registration Rights Agreement dated as of September 23, 2003, among Cabela’s Incorporated and the security holders named therein (incorporated by reference from Exhibit 4.2 of our Registration Statement on Form S-1, filed on March 23, 2004, Registration No. 333-113835)

4.3	Form of 7.2% Senior Note, Series 2008-A, due January 16, 2018 (incorporated by reference from Exhibit 4.1 of our Current Report on Form 8-K, filed on January 22, 2008, File No. 001-32227)

4.4	Form of 6.08% Senior Note, Series 2007-A, due June 15, 2017 (incorporated by reference from Exhibit 4.2 of our Current Report on Form 8-K, filed on June 20, 2007, File No. 001-32227)

4.5	Form of 5.99% Senior Note, Series 2006-A, due February 27, 2016 (incorporated by reference from Exhibit 4.7 of our Current Report on Form 8-K, filed on June 20, 2007, File No. 001-32227)

4.6	Note Purchase Agreements dated as of February 27, 2006, among Cabela’s Incorporated and various purchasers party thereto

4.7	First Supplement to Note Purchase Agreements dated as of February 27, 2006, among Cabela’s Incorporated and various purchasers party thereto

4.8	Second Supplement to Note Purchase Agreements dated as February 27, 2006, among Cabela’s Incorporated and various purchasers party thereto

4.9	Amendment No. 1 to Note Purchase Agreements dated as of February 27, 2006, among Cabela’s Incorporated and various purchasers party thereto

10.1	Executive Employment Agreement dated as of January 4, 2004, between Cabela’s Incorporated and Richard N. Cabela (incorporated by reference from Exhibit 10.1 of our Registration Statement on Form S-1, filed on March 23, 2004, Registration No. 333-113835)*

10.2	Addendum to Executive Employment Agreement dated as of January 4, 2004, between Cabela’s Incorporated and Richard N. Cabela (incorporated by reference from Exhibit 10.1 of our Quarterly Report on Form 10-Q, filed on May 12, 2005, File No. 001-32227)*

10.3	Executive Employment Agreement dated as of January 4, 2004, between Cabela’s Incorporated and James W. Cabela (incorporated by reference from Exhibit 10.2 of our Registration Statement on Form S-1, filed on March 23, 2004, Registration No. 333-113835)*

10.4	Addendum to Executive Employment Agreement dated as of January 4, 2004, between Cabela’s Incorporated and James W. Cabela (incorporated by reference from Exhibit 10.2 of our Quarterly Report of Form 10-Q, filed on May 12, 2005, File No. 001-32227)*

10.5	1997 Stock Option Plan (incorporated by reference from Exhibit 10.6 of our Registration Statement on Form S-1, filed on March 23, 2004, Registration No. 333-113835)*

10.6	First Amendment to 1997 Stock Option Plan (incorporated by reference from Exhibit 10.7 of our Registration Statement on Form S-1, filed on March 23, 2004, Registration No. 333-113835)*

10.7	Second Amendment to 1997 Stock Option Plan (incorporated by reference from Exhibit 10.8 of our Registration Statement on Form S-1, filed on March 23, 2004, Registration No. 333-113835)*

10.8	Third Amendment to 1997 Stock Option Plan (incorporated by reference from Exhibit 10.9 of our Registration Statement on Form S-1, filed on March 23, 2004, Registration No. 333-113835)*

10.9	Fourth Amendment to 1997 Stock Option Plan (incorporated by reference from Exhibit 10.9.1 of our Registration Statement on Form S-1, filed on March 23, 2004, Registration No. 333-113835)*

10.10	Fifth Amendment to 1997 Stock Option Plan (incorporated by reference from Exhibit 10 of our Quarterly Report of Form 10-Q, filed on August 6, 2007, File No. 001-32227)*

10.11	Sixth Amendment to 1997 Stock Option Plan*

10.12	Form of 1997 Employee Stock Option Agreement (incorporated by reference from Exhibit 10.10 of our Registration Statement on Form S-1, filed on March 23, 2004, Registration No. 333-113835)*

10.13	Cabela’s Incorporated 2004 Stock Plan (as amended and restated effective February 11, 2010)*

10.14	Form of 2004 Stock Plan Employee Stock Option Agreement (incorporated by reference from Exhibit 10.13 of our Registration Statement on Form S-1, filed on March 23, 2004, Registration No. 333-113835)*

10.15	Form of 2004 Stock Plan Employee Stock Option Agreement (2006) (incorporated by reference from Exhibit 10.1 of our Current Report on Form 8-K, filed on May 15, 2006, File No. 001-32227)*

10.16	Form of 2004 Stock Plan Employee Stock Option Agreement (2008) (incorporated by reference from Exhibit 10.3 of our Current Report on Form 8-K, filed on June 4, 2008, File No. 001-32227)*

10.17	Form of 2004 Stock Plan Non-Employee Director Stock Option Agreement (2006) (incorporated by reference from Exhibit 10.2 of our Current Report on Form 8-K, filed on May 15, 2006, File No. 001-32227)*

10.18	2004 Employee Stock Purchase Plan (incorporated by reference from Exhibit 10.14 of our Registration Statement on Form S-1, filed on March 23, 2004, Registration No. 333-113835)*

10.19	Second Amended and Restated Credit Agreement dated as of July 15, 2005, among Cabela’s Incorporated, various lenders party thereto, and U.S. Bank National Association, as Administrative Agent

10.20	Joinder Agreement made by Cabela’s Retail IL, Inc. to Second Amended and Restated Credit Agreement dated as of July 15, 2005, among Cabela’s Incorporated, various lenders party thereto, and U.S. Bank National Association, as Administrative Agent (incorporated by reference from Exhibit 10.2 of our Current Report on Form 8-K, filed on June 20, 2007, File No. 001-32227)

10.21	First Amendment to Second Amended and Restated Credit Agreement dated as of July 15, 2005, among Cabela’s Incorporated, various lenders party thereto, and U. S. Bank National Association, as Collateral Agent

10.22	Second Amendment to Second Amended and Restated Credit Agreement dated as of July 15, 2005, among Cabela’s Incorporated, various lenders party thereto, and U.S. Bank National Association, as Collateral Agent (incorporated by reference from Exhibit 10.1 of our Current Report on Form 8-K, filed on December 17, 2009, File No. 001-32227)

10.23	Fourth Amended and Restated Intercreditor Agreement dated as of June 15, 2007, among Cabela’s Incorporated, various note holders party thereto, various lenders party thereto, and U.S. Bank National Association, as Collateral Agent (incorporated by reference from Exhibit 10.1 of our Current Report on Form 8-K, filed on June 20, 2007, File No. 001-32227)*

10.24	Form of Indemnification Agreement (incorporated by reference from Exhibit 10.18 of our Registration Statement on Form S-1, filed on March 23, 2004, Registration No. 333-113835)*

10.25	Cabela’s Incorporated Third Amended and Restated Deferred Compensation Plan (incorporated by reference from Exhibit 10.1 of our Current Report on Form 8-K, filed on March 1, 2005, File No. 001-32227)*

10.26	First Amendment of the Cabela’s Incorporated Third Amended and Restated Deferred Compensation Plan (incorporated by reference from Exhibit 10.1 of our Current Report on Form 8-K, filed on March 1, 2005, File No. 001-32227)*

10.27	Second Amendment of the Cabela’s Incorporated Third Amended and Restated Deferred Compensation Plan (incorporated by reference from Exhibit 10.28 of our Annual Report on Form 10-K, filed on February 28, 2007, File No. 001-32227)*

10.28	Third Amendment of the Cabela’s Incorporated Third Amended and Restated Deferred Compensation Plan (incorporated by reference from Exhibit 10 of our Quarterly Report on Form 10-Q, filed on November 4, 2008, File No. 001-32227)*

10.29	Summary of Non-Employee Director Compensation (incorporated by reference from the section titled “Director Compensation” in our Proxy Statement for the 2010 Annual Meeting of Shareholders)*

10.30	Summary of Named Executive Officer Compensation (incorporated by reference from the section titled “Executive Compensation” in our Proxy Statement for the 2010 Annual Meeting of Shareholders)*

10.31	Retirement Transition and Consulting Agreement dated March 18, 2008, between Cabela’s Incorporated and Michael Callahan (incorporated by reference from Exhibit 10 of our Current Report of Form 8-K, filed on March 20, 2008, File No. 001-32227)*

10.32	Amended and Restated Lease Agreement with Option to Purchase dated April 26, 2005, between Ohio County Development Authority and Cabela’s Wholesale, Inc. (incorporated by reference from Exhibit 10.29 of our Annual Report of Form 10-K, filed on March 1, 2006, File No. 001-32227)

10.33	Cabela’s Incorporated Performance Bonus Plan (incorporated by reference from Exhibit 10 of our Current Report on Form 8-K, filed on February 19, 2008, File No. 001-32227)*

10.34	Form of Proprietary Matters Agreement (executed by Dennis Highby, Patrick A. Snyder, Brian J. Linneman, Charles Baldwin and Michael Copeland) (incorporated by reference from Exhibit 10.3 of our Current Report on Form 8-K, filed on March 6, 2009, File No. 001-32227)*

10.35	Form of Proprietary Matters Agreement – World’s Foremost Bank (executed by Ralph W. Castner and Joseph M. Friebe) (incorporated by reference from Exhibit 10.4 of our Current Report on Form 8-K, filed on March 6, 2009, File No. 001-32227)*

10.36	Form of Retention Award Agreement (executed by Patrick A. Snyder and Brian J. Linneman) (incorporated by reference from Exhibit 10.1 of our Current Report on Form 8-K, filed on July 10, 2008, File No. 001-32227)*

10.37	Form of Restricted Stock Agreement (executed by Patrick A. Snyder and Brian J. Linneman) (incorporated by reference from Exhibit 10.2 of our Current Report on Form 8-K, filed on July 10, 2008, File No. 001-32227)*

10.38	Form of 2004 Stock Plan Restricted Stock Unit Agreement (incorporated by reference from Exhibit 10.1 of our Current Report on Form 8-K, filed on March 6, 2009, File No. 001-32227)*

10.39	Form of 2004 Stock Plan Employee Stock Option Agreement (2009) (incorporated by reference from Exhibit 10.2 of our Current Report on Form 8-K, filed on March 6, 2009, File No. 001-32227)*

10.40	Executive Employment Agreement dated March 13, 2009, between Cabela’s Incorporated and Thomas L. Millner (incorporated by reference from Exhibit 10.1 of our Current Report on Form 8-K, filed on March 19, 2009, File No. 001-32227)*

10.41	Restricted Stock Unit Agreement dated March 13, 2009, between Cabela’s Incorporated and Thomas L. Millner (incorporated by reference from Exhibit 10.2 of our Current Report on Form 8-K, filed on March 19, 2009, File No. 001-32227)*

10.42	Stock Option Agreement dated March 13, 2009, between Cabela’s Incorporated and Thomas L. Millner (incorporated by reference from Exhibit 10.3 of our Current Report on Form 8-K, filed on March 19, 2009, File No. 001-32227)*

10.43	Proprietary Matters Agreement dated March 13, 2009, between Cabela’s Incorporated and Thomas L. Millner (incorporated by reference from Exhibit 10.4 of our Current Report on Form 8-K, filed on March 19, 2009, File No. 001-32227)*

10.44	Executive Employment Agreement dated March 18, 2009, between Cabela’s Incorporated and Dennis Highby (incorporated by reference from Exhibit 10.7 of our Current Report on Form 8-K, filed on March 19, 2009, File No. 001-32227)

10.45	Form of 2009 Amended and Restated Management Change of Control Severance Agreement (incorporated by reference from Exhibit 10.2 of our Current Report on Form 8-K, filed on December 17, 2009, File No. 001-32227)*

10.46	Form of 2009 Amended and Restated Management Change of Control Severance Agreement (World’s Foremost Bank) (incorporated by reference from Exhibit 10.3 of our Current Report on Form 8-K, filed on December 17, 2009, File No. 001-32227)*

21.1	Subsidiaries of Cabela’s Incorporated

23.1	Consent of Deloitte & Touche LLP

24.1	Powers of Attorney

31.1	Certification of CEO Pursuant to Rule 13a-14(a) under the Exchange Act

31.2	Certification of CFO Pursuant to Rule 13a-14(a) under the Exchange Act

32.1	Certifications Pursuant to 18 U.S.C. Section 1350

____________________

*	Indicates management contract or compensatory plan or arrangement required to be filed as exhibits pursuant to Item 15(b) of this report.

(c)	Financial Statement Schedules. See Item 15(a) above.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CABELA’S INCORPORATED

Dated: February 26, 2010	By:	/s/ Thomas L. Millner
Thomas L. Millner
President and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Thomas L. Millner	President, Chief Executive Officer, and	February 26, 2010
Thomas L. Millner	Director (Principal Executive Officer)

/s/ Ralph W. Castner	Executive Vice President and Chief Financial Officer	February 26, 2010
Ralph W. Castner	(Principal Financial Officer and Principal
Accounting Officer)

*	Chairman of the Board and Director	February 26, 2010
Richard N. Cabela

*	Vice Chairman of the Board and Director	February 26, 2010
James W. Cabela

*	Vice Chairman of the Board and Director	February 26, 2010
Dennis Highby

*	Director	February 26, 2010
Theodore M. Armstrong

*	Director	February 26, 2010
John H. Edmondson

*	Director	February 26, 2010
John Gottschalk

*	Director	February 26, 2010
Reuben Mark

*	Director	February 26, 2010
Michael R. McCarthy

* By:	/s/ Thomas L. Millner
Thomas L. Millner
Attorney-in-fact
February 26, 2010

Exhibit 31.1

CERTIFICATION

I, Thomas L. Millner, certify that:

1.	I have reviewed this annual report on Form 10-K of Cabela’s Incorporated;

2.	Based on my knowledge, this report does not contain any untrue statement of material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.	Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

	a.	Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

	b.	Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

	c.	Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

	d.	Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors:

	a.	All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

	b.	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date: February 26, 2010

/s/ Thomas L. Millner
Thomas L. Millner
President and Chief Executive Officer

Exhibit 31.2

CERTIFICATION

I, Ralph W. Castner, certify that:

1.	I have reviewed this annual report on Form 10-K of Cabela’s Incorporated;

2.	Based on my knowledge, this report does not contain any untrue statement of material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.	Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

	a.	Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

	b.	Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

	c.	Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

	d.	Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors:

	a.	All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

	b.	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date: February 26, 2010

/s/ Ralph W. Castner
Ralph W. Castner
Executive Vice President and Chief Financial Officer

Exhibit 32.1

CERTIFICATIONS
PURSUANT TO 18 U.S.C. SECTION 1350

In connection with the Annual Report of Cabela’s Incorporated (the “registrant”) on Form 10-K for the year ended January 2, 2010, as filed with the Securities and Exchange Commission on the date hereof (the “report”), each of the undersigned certifies, pursuant to 18 U.S.C. Section 1350, that to his knowledge:

(1)	the report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934 as amended; and

(2)	the information contained in the report fairly presents, in all material respects, the financial condition and results of operations of the registrant.

Dated: February 26, 2010

/s/ Thomas L. Millner
Thomas L. Millner
President and Chief Executive Officer

/s/ Ralph W. Castner
Ralph W. Castner
Executive Vice President and Chief Financial Officer