Form 10-Q
period 2010-04-03
CABELAS INC
filed 2010-05-12
CIK 1267130

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 3, 2010
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

Number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Common stock, $0.01 par value:  67,687,836 shares as of April 30, 2010.

CABELA’S INCORPORATED

FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED APRIL 3, 2010

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

CABELA'S INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Dollars in Thousands Except Earnings Per Share)
(Unaudited)

	Three Months Ended
	April 3,	March 28,
	2010	2009
Revenue:
Merchandise sales	$494,036	$500,878
Financial services revenue	59,984	33,894
Other revenue	5,590	4,768
Total revenue	559,610	539,540

Total cost of revenue (exclusive of depreciation and amortization)	329,435	326,314
Selling, distribution, and administrative expenses	214,236	199,222
Impairment and restructuring charges	-	1,678

Operating income	15,939	12,326

Interest expense, net	(5,454)	(5,834)
Other non-operating income, net	1,738	2,046
Income before provision for income taxes	12,223	8,538
Provision for income taxes	4,132	3,410

Net income	$8,091	$5,128

Basic earnings per share	$0.12	$0.08
Diluted earnings per share	$0.12	$0.08

Basic weighted average shares outstanding	67,437,305	66,578,213
Diluted weighted average shares outstanding	68,609,188	66,663,239

Refer to notes to unaudited condensed consolidated financial statements.

CABELA'S INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands Except Par Values)
(Unaudited)

ASSETS	April 3,	January 2,	March 28,
	2010	2010	2009
CURRENT
Cash and cash equivalents	$290,626	$582,185	$540,500
Held-to-maturity investment securities	224,766	-	-
Accounts receivable, net of allowance for doubtful accounts of $1,280, $1,364 and $854	20,964	31,925	37,722
Credit card loans, net of allowance for loan losses of $1,374 and $1,180	-	135,935	141,932
Credit card loans (includes restricted credit card loans of the Trust of $2,372,858), net of allowance for loan losses of $104,850	2,284,986	-	-
Inventories	445,671	440,134	573,953
Prepaid expenses and other current assets (includes restricted cash of the Trust of $25,674 at April 3, 2010)	156,835	150,913	146,849
Income taxes receivable and deferred	15,805	-	-
Total current assets	3,439,653	1,341,092	1,440,956
Property and equipment, net	815,764	811,765	880,105
Land held for sale or development	31,822	30,772	40,414
Retained interests in securitized loans, including asset-backed securities	-	176,034	57,225
Economic development bonds	111,356	108,491	116,161
Other assets	22,605	23,731	26,123
Total assets	$4,421,200	$2,491,885	$2,560,984

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT
Accounts payable, including unpresented checks of $58,040, $44,394 and $22,946	$215,936	$215,229	$187,522
Gift instruments, and credit card and loyalty rewards programs	172,450	183,915	164,480
Accrued expenses	110,385	145,797	90,076
Time deposits	124,016	120,384	184,841
Current maturities of secured long-term obligations of the Trust	749,500	-	-
Current maturities of long-term debt	5,714	3,101	237
Income taxes payable	-	27,446	2,278
Deferred income taxes	-	25,866	11,556
Total current liabilities	1,378,001	721,738	640,990
Long-term time deposits	337,264	356,280	422,181
Secured long-term obligations of the Trust, less current maturities	1,378,400	-	-
Long-term debt, less current maturities	345,099	345,178	474,683
Deferred income taxes	12,723	20,824	38,228
Other long-term liabilities	62,960	63,444	61,170

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Preferred stock, $0.01 par value; Authorized – 10,000,000 shares; Issued – none	-	-	-
Common stock, $0.01 par value:
Class A Voting, Authorized – 245,000,000 shares; Issued – 67,626,720, 67,287,575 and 66,923,128 shares	676	673	669
Class B Non-voting, Authorized – 245,000,000 shares; Issued – none	-	-	-
Additional paid-in capital	289,423	285,490	274,228
Retained earnings	616,226	697,293	652,804
Accumulated other comprehensive income (loss)	428	965	(3,969)
Total stockholders’ equity	906,753	984,421	923,732
Total liabilities and stockholders’ equity	$4,421,200	$2,491,885	$2,560,984

Refer to notes to unaudited condensed consolidated financial statements.

CABELA'S INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(Unaudited)
	Three Months Ended
	April 3,	March 28,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$8,091	$5,128
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	17,787	17,372
Stock based compensation	2,266	1,881
Deferred income taxes	(11,061)	(2,646)
Provision for loan losses	15,147	19
Other, net	806	(348)
Change in operating assets and liabilities:
Accounts receivable	10,544	8,451
Change in credit card loans originated at Cabela's, net	58,447	-
Credit card loans held for sale, net	-	(149,855)
Securitizations of credit card loans, net	-	174,614
Retained interests in securitized loans (including asset-backed securities)	-	4,380
Inventories	(5,537)	(56,296)
Prepaid expenses and other current assets	21,319	(13,729)
Land held for sale or development	43	(124)
Accounts payable and accrued expenses	(59,175)	(25,582)
Gift instruments, and credit card and loyalty rewards programs	(11,465)	(20,353)
Other long-term liabilities	(4,783)	(639)
Income taxes receivable/payable	(32,335)	(9,430)
Net cash provided by (used in) operating activities	10,094	(67,157)

CASH FLOWS FROM INVESTING ACTIVITIES:
Property and equipment additions	(14,291)	(20,131)
Purchases of held-to-maturity investment securities	(224,751)	-
Proceeds from retirements and maturities of economic development bonds	1,012	91
Change in restricted cash of the Trust, net	(6,284)	-
Change in credit card loans originated at third parties, net	87,207	-
Other investing changes, net	962	877
Net cash used in investing activities	(156,145)	(19,163)

CASH FLOWS FROM FINANCING ACTIVITIES:
Change in unpresented checks net of bank balance	13,646	(5,271)
Change in time deposits, net	(15,384)	120,823
Borrowings on secured long-term obligations of the Trust	255,000	-
Repayments on secured variable funding obligations of the Trust	(400,000)	-
Borrowings on revolving credit facilities and inventory financing	3,065	245,783
Repayments on revolving credit facilities and inventory financing	(3,398)	(144,732)
Payments on long-term debt	(79)	(77)
Exercise of employee stock options and employee stock purchase plan issuances, net	1,383	500
Other financing changes, net	259	(310)
Net cash (used in) provided by financing activities	(145,508)	216,716

Net change in cash and cash equivalents	(291,559)	130,396
Cash and cash equivalents, at beginning of period	582,185	410,104
Cash and cash equivalents, at end of period	$290,626	$540,500

Refer to notes to unaudited condensed consolidated financial statements.

CABELA'S INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Dollars in Thousands)
(Unaudited)
					Accumulated
	Common		Additional		Other
	Stock	Common	Paid-In	Retained	Comprehensive
	Shares	Stock	Capital	Earnings	Income (Loss)	Total
BALANCE, at December 28, 2008	66,833,984	$668	$271,958	$647,676	$(6,597)	$913,705
Comprehensive income:
Net income	-	-	-	5,128	-	5,128
Unrealized loss on economic development bonds, net of taxes of $1,938	-	-	-	-	2,964	2,964
Derivative adjustment, net of taxes of $(42)	-	-	-	-	(71)	(71)
Foreign currency translation adjustment	-	-	-	-	(265)	(265)
Total comprehensive income						7,756
Stock based compensation	-	-	1,771	-	-	1,771
Employee stock purchase plan issuances	89,144	1	499	-	-	500
BALANCE, at March 28, 2009	66,923,128	$669	$274,228	$652,804	$(3,969)	$923,732

BALANCE, at January 2, 2010	67,287,575	$673	$285,490	$697,293	$965	$984,421
Effect of adopting ASC Topics 810 and 860, net of tax	-	-	-	(89,158)	(3,650)	(92,808)
Comprehensive income:
Net income	-	-	-	8,091	-	8,091
Unrealized gain on economic development bonds, net of taxes of $1,396	-	-	-	-	2,481	2,481
Derivative adjustment, net of taxes of $37	-	-	-	-	67	67
Foreign currency translation adjustment	-	-	-	-	565	565
Total comprehensive income						11,204
Stock based compensation	-	-	2,313	-	-	2,313
Employee stock purchase plan issuances	30,779	-	496	-	-	496
Exercise of employee stock options	308,366	3	884	-	-	887
Tax benefit on employee stock option exercises	-	-	240	-	-	240
BALANCE, at April 3, 2010	67,626,720	$676	$289,423	$616,226	$428	$906,753

Refer to notes to unaudited condensed consolidated financial statements.

CABELA’S INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands Except Share and Per Share Amounts)
(Unaudited)

1.	MANAGEMENT REPRESENTATIONS

The condensed consolidated financial statements included herein are unaudited and have been prepared by Cabela’s Incorporated and its wholly-owned subsidiaries (“Cabela’s,” “Company,” “we,” “our,” or “us”) pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. Our condensed consolidated balance sheet as of January 2, 2010, was derived from the Company’s audited consolidated balance sheet as of that date. All other condensed consolidated financial statements contained herein are unaudited and reflect all adjustments which are, in the opinion of management, necessary to summarize fairly our financial position and results of operations and cash flows for the periods presented. All of these adjustments are of a normal recurring nature excluding the consolidation of the assets and liabilities of the Cabela’s Master Credit Card Trust and related entities and its subsequent impact on our financial position, results of operations, and cash flows at and for the three months ended April 3, 2010.  All material intercompany balances and transactions have been eliminated in consolidation. Because of the seasonal nature of our operations, results of operations of any single reporting period should not be considered as indicative of results for a full year. These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the fiscal year ended January 2, 2010.

We have evaluated subsequent events through the filing date of this Form 10-Q.  We have determined that there were no subsequent events to recognize or disclose in the condensed consolidated financial statements presented herein.

Reporting Periods - Unless otherwise stated, the fiscal periods referred to in the notes to these condensed consolidated financial statements are the 13 weeks ended April 3, 2010 (the “three months ended April 3, 2010”),  the 13 weeks ended March 28, 2009 (the “three months ended March 28, 2009”), and the 53 weeks ended January 2, 2010 (the “year ended 2009”).

2.	CHANGE IN ACCOUNTING PRINCIPLES - CONSOLIDATION OF CABELA’S MASTER CREDIT CARD TRUST

Change in Accounting Principles:

The Company’s wholly-owned bank subsidiary, World’s Foremost Bank (“WFB”), utilizes the Cabela’s Master Credit Card Trust and related entities (collectively referred to as the “Trust”) for the purpose of routinely selling and securitizing credit card loans and issuing beneficial interest to investors. In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“FAS”) No. 167 Amendments to FASB Interpretation No. 46(R),  which was codified to Accounting Standards Codification (“ASC”) Topic 810, Consolidations, in December 2009 and FAS No. 166, Accounting for Transfers of Financial Assets, an amendment of FASB Statement No. 140, which was codified to ASC Topic 860, Transfers and Servicing, in December 2009 which significantly changed the accounting for transfers of financial assets and the criteria for determining whether to consolidate a variable interest entity (“VIE”).  The update to ASC Topic 860 eliminated the qualifying special purpose entity (“QSPE”) concept and the update to ASC Topic 810 required reporting entities to evaluate former QSPEs for consolidation, changed the approach to determining a VIE’s primary beneficiary from a mainly quantitative assessment to an exclusively qualitative assessment designed to identify a controlling financial interest, and increased the frequency of required reassessments to determine whether a company is the primary beneficiary of a VIE.  With the elimination of the QSPE concept, the Trust was evaluated based upon its characteristics, risks, purpose, WFB’s involvement, what activities most significantly impact its economic performance, and who has the right to receive benefits or obligations to absorb losses that would be significant to the Trust to determine if the Trust was a VIE and if WFB was the primary beneficiary of the Trust.  Based upon this qualitative evaluation, WFB was determined to be the primary beneficiary of the Trust therefore resulting in the consolidation of the Trust effective January 3, 2010, under the guidance of ASC Topics 810 and 860.  Prior to these updates to ASC Topics 810 and 860, the securitizations issued by the Trust qualified for sales treatment under generally accepted accounting principles (“GAAP”), therefore, the Trust was excluded from the consolidated financial statements in accordance with GAAP.

CABELA’S INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands Except Share and Per Share Amounts)
(Unaudited)

The consolidation of the Trust added to the condensed consolidated balance sheet the securitized credit card loans as restricted credit card loans and the obligations of the Trust as secured borrowings.  The consolidation of the Trust eliminated retained interests in securitized loans, including asset-backed securities, and required the establishment of an allowance for loan losses on the securitized credit card loans. As a result of the initial adoption of the updates to ASC Topics 810 and 860, the Company’s retained earnings was adjusted for the additional allowance for loan losses, the recording of the fair value of an interest rate swap relating to a variable rate obligation of the Trust, and the derecognition of the interest-only strip (previously a component of retained interests), net of tax effects.  The components for the Financial Services segment will not be comparable to prior period amounts as a result of the consolidation of the Trust with the adoption of ASC Topics 810 and 860 as of January 3, 2010. In 2010, the securitization income component will no longer be reflected; rather the remaining components will now reflect the financial performance of the entire managed portfolio which includes the Trust.

The following table shows our opening consolidated balance sheet on January 3, 2010, including the assets and liabilities of the Trust, pursuant to the adoption of ASC Topics 810 and 860:

		Effect of	January 3,
		Adopting	2010
	January 3,	ASC 810	After
	2010	and 860	Adoption
ASSETS
Cash and cash equivalents	$582,185	$-	$582,185
Accounts receivable and inventories, net	472,059	-	472,059
Restricted credit card loans	-	2,545,080	2,545,080
Unrestricted credit card loans	137,309	(120,655)	16,654
Allowance for loan losses on credit cards	(1,374)	(114,573)	(115,947)
Credit card loans, net	135,935	2,309,852	2,445,787
Prepaid expenses and other current assets	150,913	20,722	171,635
Total current assets	1,341,092	2,330,574	3,671,666
Property, equipment, and land held for sale, net	842,537	-	842,537
Retained interests in securitized loans	176,034	(176,034)	-
Economic development bonds and other assets	132,222	-	132,222
Total assets	$2,491,885	$2,154,540	$4,646,425

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accruals and other current liabilities	$665,325	$9,703	$675,028
Secured variable funding obligations of the Trust	-	400,000	400,000
Current maturities of secured long-term obligations of the Trust	-	749,500	749,500
Current maturities of long-term debt	3,101	-	3,101
Income taxes payable and deferred income taxes	53,312	(26,358)	26,954
Total current liabilities	721,738	1,132,845	1,854,583
Secured long-term obligations of the Trust, less current maturities	-	1,123,400	1,123,400
Long-term debt, less current maturities	345,178	-	345,178
Other long-term liabilities and deferred income taxes	440,548	(8,897)	431,651
Total liabilities	1,507,464	2,247,348	3,754,812
Common stock and additional paid-in capital	286,163	-	286,163
Retained earnings	697,293	(89,158)	608,135
Accumulated other comprehensive income (loss)	965	(3,650)	(2,685)
Total stockholders’ equity	984,421	(92,808)	891,613
Total liabilities and stockholders’ equity	$2,491,885	$2,154,540	$4,646,425

CABELA’S INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands Except Share and Per Share Amounts)
(Unaudited)

On January 21, 2010, the Office of the Comptroller of the Currency, the Federal Deposit Insurance Corporation, the Office of Thrift Supervision, and the Federal Reserve (collectively, the “federal agencies”) issued final rules entitled Risk-Based Capital Guidelines; Capital Adequacy Guidelines; Capital Maintenance; Regulatory Capital; Impact of Modifications to Generally Accepted Accounting Principles; Consolidation of Asset-Backed Commercial Paper Programs; and Other Related Issues relating to changes to regulatory capital as a result of ASC Topics 810 and 860. The final rule provides an optional two-quarter delay and subsequent two-quarter phase-in (for a maximum of one year) for the effect on risk-based capital relating to the assets that must be consolidated as a result of the change in accounting principles.  WFB elected the optional two-quarter delay and subsequent two-quarter phase-in provision.  WFB’s required regulatory capital was increased due to the consolidation of the assets and liabilities of the Trust on WFB’s balance sheet under ASC Topics 810 and 860.  As a result, Cabela’s invested $75,000 into WFB in the first quarter of 2010 in order for WFB to satisfy the requirements for the well-capitalized classification and will make an additional investment of approximately $125,000 by the end of 2010.  We had sufficient liquidity at April 3, 2010, to make the necessary investment in WFB.  If WFB fails to satisfy the requirements for the well-capitalized classification under the regulatory framework for prompt corrective action, WFB would become subject to regulatory restrictions and WFB’s ability to issue certificates of deposit could be affected.  Effective December 11, 2009, we amended the terms of our credit agreement to allow us to invest up to $225,000 into WFB in 2010 plus up to $25,000 per year through June 30, 2012, when this credit agreement expires.

Cabela’s Master Credit Card Trust:

The Trust issues variable funding facilities and long-term notes each of which has an undivided interest in the assets of the Trust. WFB must retain a minimum 20 day average of 5% of the loans in the securitization trust which ranks pari passu with the investors’ interests in the securitized trusts.  In addition, WFB owns notes issued by the Trust from some of the securitizations, which in some cases may be subordinated to other notes issued.  WFB’s retained interests are eliminated upon consolidation of the Trust. The consolidated assets of the Trust are subject to credit, payment and interest rate risks on the transferred credit card loans.  The credit card loans of the Trust are included in credit card loans as “restricted credit card loans of the Trust” and the obligations of the Trust are recorded as secured borrowings in “secured variable funding obligations of the Trust” and “secured long-term obligations of the Trust.”

To protect investors, the securitization structures include certain features that could result in earlier-than-expected repayment of the securities, which could cause WFB to sustain a loss of one or more of its retained interests and could prompt the need for WFB to seek alternative sources of funding. The primary investor protection feature relates to the availability and adequacy of cash flows in the securitized pool of loans to meet contractual requirements, the insufficiency of which triggers early repayment of the securities. WFB refers to this as the “early amortization” feature.  Investors are allocated cash flows derived from activities related to the accounts comprising the securitized pool of loans, the amounts of which reflect finance charges collected, certain fee assessments collected, allocations of interchange, and recoveries on charged off accounts.  These cash flows are considered to be restricted under the governing documents to pay interest to investors, servicing fees, and to absorb the investor’s share of charge-offs occurring within the securitized pool of loans. Any cash flows remaining in excess of these requirements are reported to investors as excess spread.  An excess spread of less than zero percent for a contractually specified period, generally a three-month average, would trigger an early amortization event. Such an event could result in WFB incurring losses related to its retained interests. In addition, if WFB’s retained interest in the loans falls below the 5% minimum 20 day average and WFB fails to add new accounts to the securitized pool of loans, an early amortization event would be triggered.  The investors have no recourse to WFB’s other assets for failure of debtors to pay other than for breaches of certain customary representations, warranties, and covenants. These representations, warranties, covenants, and the related indemnities, do not protect the Trust or third party investors against credit-related losses on the loans.

CABELA’S INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands Except Share and Per Share Amounts)
(Unaudited)

Another feature, which is applicable to the notes issued from the Trust, is one in which excess cash flows generated by the transferred loans are held at the Trust for the benefit of the investors. This cash reserve account funding is triggered when the three-month average excess spread rate of the Trust decreases to below 4.50% or 5.50% (depending on the series) with increasing funding requirements as excess spread levels decline below preset levels or as contractually required by the governing documents. Similar to early amortization, this feature also is designed to protect the investors’ interests from loss thus making the cash restricted.  Upon scheduled maturity or early amortization of a securitization, WFB is required to remit principal payments received on the securitized pool of loans to the Trust which are restricted for the repayment of the investors’ principal note. Credit card loans performed within established guidelines and no events which could trigger an “early amortization” occurred during the three months ended April 3, 2010, and March 28, 2009, and the year ended January 2, 2010.  WFB has not provided any financial or other support that it was not contractually required to provide during the three months ended April 3, 2010, and March 28, 2009, and the year ended January 2, 2010.

The following table presents the components of the consolidated assets and liabilities of the Trust at April 3, 2010:

Consolidated assets:
Restricted credit card loans	$2,372,858
Restricted cash	25,674
Total	$2,398,532

Consolidated liabilities:
Secured long-term obligations	$2,127,900
Interest rate swap	4,970
Interest due to third party investors	3,425
Total	$2,136,295

3.	CREDIT CARD LOANS

Credit card loans are reported at their principal amounts outstanding less the allowance for loan losses. Interest and fees are accrued in accordance with the terms of the applicable cardholder agreements on credit card loans until the date of charge-off.

Credit card loans are comprised of the following at April 3, 2010:

Credit card loans:
Restricted credit card loans of the Trust (1)	$2,372,858
Unrestricted credit card loans	16,978
Total credit card loans	2,389,836
Allowance for loan losses	(104,850)
Credit card loans, net	$2,284,986

(1)	Restricted credit card loans are restricted for repayment of secured borrowings.

CABELA’S INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands Except Share and Per Share Amounts)
(Unaudited)

Activity in the allowance for loan losses for the three months ended April 3, 2010, is as follows:

Balance, beginning of period	$1,374
Change in allowance upon adoption of ASC Topics 810 and 860	114,573
115,947

Provision for loan losses	15,147

Charge-offs	(29,982)
Recoveries	3,738
Net charge-offs	(26,244)
Balance, end of period	$104,850

The allowance for loan losses represents management’s estimate of probable losses inherent in the loan portfolio. The allowance for loan losses is established through a charge to the provision for loan losses and is regularly evaluated by management for adequacy. The portfolio is segmented and for each category management estimates losses inherent in the portfolio based on a model which tracks historical loss experience on delinquent accounts and charge-offs, net of estimated recoveries.  In addition to these methods of measurement, management also considers other factors such as general economic and business conditions affecting key lending areas, credit concentration and credit quality trends. Since the evaluation of the inherent loss with respect to these factors is subject to a high degree of uncertainty, the measurement of the overall allowance is subject to estimation risk, and the amount of actual losses can vary significantly from the estimated amounts.

WFB charges off credit card loans on a daily basis after an account becomes at a minimum 130 days contractually delinquent. Accounts relating to cardholder bankruptcies, cardholder deaths, and fraudulent transactions are charged off earlier. WFB records charged-off cardholder fees and accrued interest receivable directly against interest and fee income included in Financial Services revenue. As part of collection efforts, a credit card loan may be closed and placed on non-accrual or restructured in a fixed payment plan prior to charge-off. Our fixed payment plans consist of a lower interest rate, reduced minimum payment, and elimination of fees. Loans on fixed payment plans include loans in which the customer has engaged a consumer credit counseling agency to assist them in managing their debt.

The table below provides information on non-accrual, past due, and restructured credit card loans at April 3, 2010:

Credit card loans on non-accrual	$5,263
Credit card loans 90 days or more and still accruing	7,670
Restructured credit card loans excluded from amounts above (specific allowance for loan losses of $44,252 included in total allowance for loan losses)	91,780

4.	CREDIT CARD LOANS AND SECURITIZATION PRIOR TO CONSOLIDATION OF THE TRUST

Prior to the adoption of ASC Topics 810 and 860 and the consolidation of the Trust on January 3, 2010, the securitizations qualified as sales under GAAP, therefore, the Trust was excluded from the consolidated financial statements in accordance with GAAP.  Accordingly, the credit card loans equal to the investor interest and the securitization notes were excluded from the consolidated financial statements.  As of January 3, 2010, the Trust was included in the consolidated financial statements.  See Note 2 for additional information on the consolidation of the Trust.

CABELA’S INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands Except Share and Per Share Amounts)
(Unaudited)

Prior to the consolidation of the Trust, the Company’s condensed consolidated balance sheet reflected retained interests in credit card asset securitizations, which included a transferor’s interest, asset-backed securities, accrued interest receivable on securitized credit card receivables, cash accounts, servicing rights, the interest-only strip, cash reserve accounts, and other retained interests. WFB’s retained interests were subject to credit, payment, and interest rate risks on the transferred credit card receivables. The transferor’s interest was represented by security certificates and was reported in credit card loans held for sale. WFB’s transferor’s interest ranks pari passu with investors’ interests in the securitization trusts. The remaining retained interests were subordinate to certain investors’ interests and, as such, may not be realized by WFB if needed to absorb deficiencies in cash flows that are allocated to the investors of the trusts.  As contractually required, WFB established certain cash accounts to be used as collateral for the benefit of investors. At March 28, 2009, the balance in the cash accounts with the trustee was $8,000.   There were no amounts in the cash accounts at January 2, 2010, and none were required. In addition, WFB owned asset-backed securities from some of its securitizations, which may be subordinated to other notes issued.  WFB maintained responsibility for servicing the securitized loans and received a servicing fee based on the average outstanding loans in the Trust. Servicing fees were paid monthly and were reflected in other non-interest income in Financial Services revenue.

WFB’s retained interest, including asset-backed securities, and related receivables are comprised of the following components prior to the consolidation of the Trust as of the dates indicated:

	January 2,	March 28,
	2010	2009
Asset-backed trading securities	$68,752	$39,500
Asset-backed available for sale securities (amortized cost of $76,984)	82,705	-
Interest-only strip, cash reserve accounts, and cash accounts	24,577	17,725
Transferor's interest	126,328	131,921
Other assets - accrued interest receivable and amounts due from the Trust	38,278	42,207
Total	$340,640	$231,353

CABELA’S INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands Except Share and Per Share Amounts)
(Unaudited)

The table below presents quantitative information about delinquencies, net charge-offs, and components of managed credit card loans, including securitized loans, prior to the consolidation of the Trust, as of the dates indicated:

	January 2,	March 28,
	2010	2009
Credit card loans held for sale (including gross transferor’s interest of $126,328 and $131,921)	$127,450	$132,542
Credit card loans receivable, net of allowances of $1,374 and $1,180	8,485	9,390
Total	$135,935	$141,932

Composition of credit card loans at period end:
Loans serviced	$2,561,734	$2,180,569
Loans securitized and sold to outside investors	(2,272,900)	(1,992,832)
Securitized loans with securities owned by WFB at par which are classified as asset-backed securities in retained interests on securitized loans	(145,852)	(39,500)
	142,982	148,237
Less adjustments to valuations and allowances	(7,047)	(6,305)
Total (including gross transferor’s interest of $126,328 and $131,921)	$135,935	$141,932

Delinquent loans including finance charges and fees at period end:
Managed credit card loans:
30-89 days	$31,719	$28,526
90 days or more and still accruing	14,536	12,932

Securitized credit card loans including transferor's interest:
30-89 days	31,336	28,038
90 days or more and still accruing	14,376	12,702

Three Months Ended
March 28, 2009
Total net charge-offs including finance charges and fees for the periods ended:
Managed credit card loans	$26,415
Securitized credit card loans including transferor's interest	25,641

Annual average credit card loans including finance charges and fees:
Managed credit card loans	2,238,339
Securitized credit card loans including transferor’s interest	2,203,246

Total net charge-offs as a percentage of annual average loans:
Managed credit card loans	4.72%
Securitized credit card loans including transferor's interest	4.66%

CABELA’S INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands Except Share and Per Share Amounts)
(Unaudited)

5.	SECURITIES

       Securities consisted of the following for the periods ended:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
April 3, 2010
Available-for-sale securities:
Economic development bonds	$110,803	$2,817	$(2,264)	$111,356

Held-to-maturity securities:
U.S. government agency (1)	224,766	17	-	224,783

	$335,569	$2,834	$(2,264)	$336,139

January 2, 2010
Available-for-sale securities:
Economic development bonds	$111,815	$999	$(4,323)	$108,491
Asset-backed securities (2)	76,984	5,721	-	82,705

	$188,799	$6,720	$(4,323)	$191,196

March 28, 2009
Available-for-sale securities:
Economic development bonds	$121,396	$708	$(5,943)	$116,161

(1)	The U.S. government agency held-to-maturity securities are held by WFB and are available for utilization only by WFB pursuant to regulatory restrictions.
(2)
The asset-backed available-for-sale securities were derecognized with the consolidation of the Trust upon adoption of ASC Topics 810 and 860 as of January 3, 2010.  See Note 2 for additional information on the consolidation of the Trust.

The carrying value and fair value of securities by contractual maturity at April 3, 2010, were as follows:

	Available-for-Sale		Held-to-Maturity
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
For the nine months ending January 1, 2011	$2,115	$2,182	$224,766	$224,783
For the fiscal years ending:
2011	1,932	2,005	-	-
2012	2,595	2,657	-	-
2013	3,105	3,161	-	-
2014	4,066	4,151	-	-
2015-2019	25,093	25,500
2020 and thereafter	71,897	71,700	-	-

	$110,803	$111,356	$224,766	$224,783

At April 3, 2010, and March 28, 2009, none of the securities with a fair value below carrying value were deemed to have other than a temporary impairment.  At the end of 2009, the fair value of certain economic development bonds were determined to be below carrying value, with the decline in fair value deemed to be other than temporary. These fair value adjustments totaling $8,032 reduced the carrying value of the economic development bond portfolio at the end of 2009.

CABELA’S INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands Except Share and Per Share Amounts)
(Unaudited)

6.	BORROWINGS OF FINANCIAL SERVICES SUBSIDIARY

With the adoption of ASC Topics 810 and 860, the issued debt of the Trust was consolidated as of January 3, 2010. See Note 2 for additional information on the consolidation of the Trust. The obligations of the Trust are secured borrowings backed by credit card loans. The following table presents a summary of the secured fixed and variable rate long-term obligations of the Trust, the expected maturity dates, and the respective weighted average interest rates on balances outstanding, at the period ended:

	Expected	April 3. 2010
	Maturity Date	Fixed	Rate	Variable	Rate	Total	Rate
Series 2005-I	October 2010	$140,000	4.97%	$109,500	0.49%	$249,500	3.01
Series 2006-III	October 2011	250,000	5.26	250,000	0.40	500,000	2.83
Series 2008-I (1)	December 2010	461,500	4.37	38,500	3.78	500,000	4.33
Series 2008-IV	September 2011	122,500	7.29	75,900	4.46	198,400	6.21
Series 2009-I	March 2012	-		425,000	2.23	425,000	2.23
Series 2010-I	January 2015	-		255,000	1.69	255,000	1.69

Total secured long-term obligations of the Trust		974,000		1,153,900		2,127,900
Less: current maturities		(601,500)		(148,000)		(749,500)
Secured long-term obligations of the Trust, less current maturities		$372,500		$1,005,900		$1,378,400

(1)	Class A-2 notes for $229,850 were indexed to one-month London Interbank Offered Rate (“LIBOR”), but an interest rate swap converts Cabela's payment to fixed.

The Trust also issues variable funding facilities which are considered secured borrowings backed by credit card loans. At April 3, 2010, the Trust had two variable funding facilities with $575,000 in available capacity and no amounts outstanding.  The two variable funding facilities are 364-day term facilities and include an option to renew annually. The two variable funding facilities are expected to mature in June 2010 and September 2010. Variable rate note interest is priced at a benchmark rate (LIBOR or commercial paper rate) plus a spread, which ranges from 1.16% to 2.75%.  The variable rate notes provide for a fee on the unused portion of the facilities, which ranges from 0.61% to 1.00%. During the three months ended April 3, 2010, the average balance outstanding was $14,000 with a weighted average rate of 0.22%.

In 2008, the Trust entered into a $229,850 notional swap agreement in connection with the Series 2008-I securitization in order to manage interest rate exposure. The exposure is related to changes in cash flows from funding credit card loans, which include a high percentage of accounts that do not incur monthly finance charges based on floating rate obligations. The Series 2008-I swap effectively converts the interest rate on the investor notes from a floating rate based on a spread over a benchmark to a fixed rate of 4.32%. Cabela’s entered into an interest rate swap agreement with similar terms with the counterparty where the notional amount of Cabela’s swap is zero unless the notional amount of WFB’s swap falls below a required amount, effectively making Cabela’s a guarantor of WFB’s swap.  WFB pays a fee to Cabela’s for the credit enhancement provided by this swap.  Upon consolidation of the Trust, the fair value of the swap was reflected on the financial statements of WFB. The fair value of the interest rate swap as of April 3, 2010, was $4,970. Prior to consolidation of the Trust, the fair value of the swap was not reflected on the consolidated financial statements.

CABELA’S INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands Except Share and Per Share Amounts)
(Unaudited)

On February 12, 2010, the Trust sold $300,000 of asset-backed notes, Series 2010-I.  This securitization transaction included the issuance of $255,000 of Class A notes which are eligible collateral under the Term Asset-Backed Securities Loan Facility (“TALF”) established by the Federal Reserve Bank of New York. This securitization transaction also included the issuance of three subordinated classes of notes in the aggregate principal amount of $45,000.  WFB retained each of the subordinated classes of notes which were eliminated in the preparation of the consolidated financial statements.  Each class of notes issued in the securitization transaction has an expected life of approximately five years, with a contractual maturity of approximately eight years.  The securitization transaction will be used to refinance asset-backed notes issued by the Trust that matured in 2010 and to fund growth in restricted credit card loans.

WFB has unsecured federal funds purchase agreements with two financial institutions.  The maximum amount that can be borrowed is $85,000. There were no amounts outstanding at April 3, 2010, January 2, 2010, or March 28, 2009.  There were no borrowings during the three months ended April 3, 2010. During the three months ended March 28, 2009, the average balance outstanding was $90 with a weighted average rate of 0.25%.

7.	LONG-TERM DEBT AND CAPITAL LEASES

Long-term debt, including revolving credit facilities and capital leases, consisted of the following at the periods ended:

	April 3,	January 2,	March 28,
	2010	2010	2009
Unsecured revolving credit facility of $350,000 expiring June 30, 2012, with interest at 1.40% at April 3, 2010	$-	$-	$120,000
Unsecured notes payable due 2016 with interest at 5.99%	215,000	215,000	215,000
Unsecured senior notes payable due 2017 with interest at 6.08%	60,000	60,000	60,000
Unsecured senior notes due 2012-2018 with interest at 7.20%	57,000	57,000	57,000
Unsecured revolving credit facility of $15,000 CAD expiring June 30, 2010, with interest at 2.25% at April 3, 2010	5,494	2,902	9,332
Capital lease obligations payable through 2036	13,319	13,377	13,588
Total debt	350,813	348,279	474,920
Less current portion of debt	(5,714)	(3,101)	(237)

Long-term debt, less current maturities	$345,099	$345,178	$474,683

We have a credit agreement providing a $350,000 unsecured revolving credit facility through June 2012.  The credit facility may be increased to $450,000 and permits the issuance of up to $200,000 in letters of credit and standby letters of credit, which reduce the overall credit limit available under the credit facility.

There were no amounts outstanding on the revolving credit facility during the three months ending April 3, 2010.  During the three months ended March 28, 2009, the average principal balance outstanding on the revolving credit facility was $67,678, with a weighted average interest rate of 1.67%.  Letters of credit and standby letters of credit totaling $20,149 and $18,509 were outstanding at April 3, 2010, and March 28, 2009, respectively. The average outstanding amount of total letters of credit during the three months ended April 3, 2010 and March 28, 2009 was $9,304 and $9,058, respectively.

CABELA’S INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands Except Share and Per Share Amounts)
(Unaudited)

We also have financing agreements that allow certain boat and all-terrain vehicle merchandise vendors to give us extended payment terms.   The vendors are responsible for all interest payments, with certain exceptions, for the financing period and the financing company holds a security interest in the specific inventory held by Cabela’s.  Our revolving credit facility limits this security interest to $50,000.  The extended payment terms to the vendor do not exceed one year.  The outstanding liability, included in accounts payable, was $5,796, $3,510, and $3,051 at April 3, 2010, January 2, 2010, and March 28, 2009, respectively.

At April 3, 2010, we were in compliance with all financial covenants under our credit agreements and unsecured notes.

8.	INCOME TAXES

A reconciliation of the statutory federal tax rate to the effective income tax rate is as follows for the periods presented.

	Three Months Ended
	April 3,	March 28,
	2010	2009
Statutory federal rate	35.0%	35.0%
State income taxes, net of federal tax benefit	2.3	1.8
Rate differential on foreign income	(5.5)	-
Other nondeductible items	(0.1)	0.2
Change in unrecognized tax benefits	1.8	2.3
Other, net	0.3	0.6
	33.8%	39.9%

9.	COMMITMENTS AND CONTINGENCIES

 On March 5, 2010, WFB received a preliminary report related to a compliance examination conducted in the second quarter of 2009 from the Federal Deposit Insurance Corporation (the “FDIC”).  The FDIC’s preliminary findings were that certain WFB practices regarding the assessment of overlimit fees, late fees, and penalty interest charges and contacting delinquent cardholders at their place of employment were improper because such practices were unfair and/or deceptive under applicable law.  The FDIC has indicated that it intends to require WFB to reimburse cardholders who paid improper fees and/or interest charges and has also indicated that it will seek to impose on WFB a monetary penalty as a result of the improper practices.  The FDIC has also indicated that any settlement regarding these matters will be in the form of a formal written agreement, and that in the event a settlement could not be reached the FDIC would initiate a proceeding to enforce civil monetary penalties, as well as a cease and desist proceeding against WFB.  WFB is currently in discussions with the FDIC to resolve these matters.  The final amount of any reimbursement and monetary penalty and the nature of any other relief the FDIC may seek to obtain from WFB have not yet been determined.  In the event that the Company is unable to resolve the issues raised in the preliminary examination report, the Company estimates that its financial liability would be $18,000 ($12,000 after tax), and the Company has accrued that amount as a selling, distribution, and administrative expense in our condensed consolidated financial statements for the three months ended April 3, 2010.

CABELA’S INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands Except Share and Per Share Amounts)
(Unaudited)

We also lease various buildings, computer equipment, and storage space under operating leases which expire on various dates through April 2033.  Rent expense on these leases as well as other month to month rentals was $1,690 for the three months ended April 3, 2010, and $2,594 for the three months ended March 28, 2009. The following is a schedule of future minimum rental payments under operating leases at April 3, 2010:

For the nine months ending January 1, 2011	$6,845
For the fiscal years ending:
2011	8,499
2012	7,919
2013	7,821
2014	7,759
Thereafter	135,535

$174,378

We have entered into certain lease agreements for retail store locations.  We did not receive any tenant allowances under these leases during the three months ended April 3, 2010, and March 28, 2009, and we do not expect to receive tenant allowances under these leases in 2010.  Certain leases require us to pay contingent rental amounts based on a percentage of sales, in addition to real estate taxes, insurance, maintenance, and other operating expenses associated with the leased premises. These leases have terms which include renewal options ranging from 10 to 70 years.

We have entered into real estate purchase, construction, and/or economic development agreements for various new retail store site locations.  At April 3, 2010, we had total cash commitments of approximately $48,400 for the remainder of 2010 and 2011 for projected retail store-related expenditures and the purchase of future economic development bonds connected with the development, construction, and completion of new retail stores. This commitment does not include amounts associated with retail store locations where we have not completed negotiations.

Under various grant programs, state or local governments provide funding for certain costs associated with developing and opening a new retail store. We generally receive grant funding in exchange for commitments, such as assurance of agreed employment and wage levels at the retail store or that the retail store will remain open, made by us to the state or local government providing the funding. The commitments typically phase out over five to 10 years. If we fail to maintain the commitments during the applicable period, the funds received may have to be repaid or other adverse consequences may arise, which could affect our cash flows and profitability.  At April 3, 2010, January 2, 2010, and March 28, 2009, the total amount of grant funding subject to specific contractual remedies was $16,360, $10,316, and $10,372, respectively.

We have an open account document instructions program providing for Company-issued letters of credit.  Obligations to pay participating vendors totaled $48,776, $23,471, and $31,893 at April 3, 2010, January 2, 2010, and March 28, 2009, respectively.

WFB enters into financial instruments with off balance sheet risk in the normal course of business through the origination of unsecured credit card loans. Unsecured credit card accounts are commitments to extend credit and totaled $12,924,000, $12,996,000, and $12,985,000 at April 3, 2010, January 2, 2010, and March 28, 2009 respectively. These commitments are in addition to any current outstanding balances of a cardholder. Unsecured credit card loans involve, to varying degrees, elements of credit risk in excess of the amount recognized in the condensed consolidated balance sheets. The principal amounts of these instruments reflect WFB’s maximum related exposure. WFB has not experienced and does not anticipate that all customers will exercise the entire available line of credit at any given point in time. WFB has the right to reduce or cancel the available lines of credit at any time.

CABELA’S INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands Except Share and Per Share Amounts)
(Unaudited)

Litigation and Claims – We are party to various proceedings, lawsuits, disputes, and claims arising in the ordinary course of business.  These actions include commercial, intellectual property, employment, and product liability claims.  In addition, on March 5, 2010, WFB received a preliminary report from the FDIC finding that certain of WFB’s practices were improper.  Some of these actions involve complex factual and legal issues and are subject to uncertainties.  We cannot predict with assurance the outcome of the actions brought against us.  Accordingly, adverse developments, settlements, or resolutions may occur and negatively impact earnings in the applicable period.  However, we do not believe that the outcome of any current action would have a material adverse effect on our results of operations, cash flows, or financial position taken as a whole.

10.	STOCK AWARD PLANS

We recognized share-based compensation expense of $2,266 for the three months ended April 3, 2010, and $1,881 for the three months ended March 28, 2009, respectively.  Compensation expense related to our share-based payment awards is recognized in selling, distribution, and administrative expenses in the condensed consolidated statements of income. At April 3, 2010, the total unrecognized deferred share-based compensation balance for all equity awards issued, net of expected forfeitures, was $18,148, net of tax, which is expected to be amortized over a weighted average period of 2.0 years.

Employee Stock Options – During the three months ended April 3, 2010, there were 308,700 options granted to employees under the Cabela’s Incorporated 2004 Stock Plan (the “2004 Plan”) at an exercise price of $16.18 per share. These options have an eight-year term and vest over three years.  At April 3, 2010, there were 6,439,252 shares subject to options and 3,181,215 additional shares available for grant under the 2004 Plan.

At April 3, 2010, under our 1997 Stock Option Plan (the “1997 Plan”), there were 524,443 shares subject to options with no shares available for grant.  Options issued expire on the fifth or the tenth anniversary of the date of the grant under the 1997 Plan.

During the three months ended April 3, 2010, there were 400,970 options exercised.  The aggregate intrinsic value of awards exercised during the three months ended April 3, 2010 was $5,395 compared to zero during the three months ended March 28, 2009.  Based on our closing stock price of $17.82 at April 3, 2010, the total number of in-the-money awards exercisable at April 3, 2010, was 1,264,121.

Nonvested Stock and Stock Unit Awards - During the three months ended April 3, 2010, we issued 579,400 units of nonvested stock under the 2004 Plan to employees at a fair value of $16.18 per unit. These nonvested stock units vest evenly over three years on the grant date anniversary based on the passage of time.  On March 2, 2010, we also issued 97,000 performance-based restricted stock units under the 2004 Plan to certain executives at a fair value of $16.18 per unit.  These performance-based restricted stock units are subject to a performance criteria vesting condition for fiscal 2010 and will begin vesting in three equal installments on March 2, 2011, if the performance criteria is met.

Employee Stock Purchase Plan – The maximum number of shares of common stock available for issuance under our Employee Stock Purchase Plan is 1,835,000.  During the three months ended April 3, 2010, there were 30,779 shares issued.  At April 3, 2010, there were 950,170 shares authorized and available for issuance.

CABELA’S INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands Except Share and Per Share Amounts)
(Unaudited)

11.	STOCKHOLDERS’ EQUITY AND DIVIDEND RESTRICTIONS

The most significant restrictions on the payment of dividends are contained within the covenants under our revolving credit and unsecured senior notes purchase agreements. Also, Nebraska banking laws govern the amount of dividends that WFB can pay to Cabela’s. At April 3, 2010, we had unrestricted retained earnings of $84,770 available for dividends. However, we have never declared or paid any cash dividends on our common stock, and we do not anticipate paying any cash dividends in the foreseeable future.

12.	EARNINGS PER SHARE

The following table reconciles the number of shares utilized in the earnings per share calculations for the periods presented.

	Three Months Ended
	April 3,	March 28,
	2010	2009
Weighted average number of shares:
Common shares – basic	67,437,305	66,578,213
Effect of incremental dilutive securities:
Stock options, nonvested stock units, and employee stock purchase plan shares	1,171,883	85,026
Common shares – diluted	68,609,188	66,663,239

Stock options outstanding and nonvested stock units issued considered anti-dilutive	2,672,428	6,637,293

13.	SUPPLEMENTAL CASH FLOW INFORMATION

The following table sets forth non-cash financing and investing activities and other cash flow information for the periods presented.

	Three Months Ended
	April 3,	March 28,
	2010	2009
Non-cash financing and investing activities:
Accrued property and equipment additions (1)	$13,014	$9,437

Other cash flow information:
Interest paid	$43,085	$21,070
Capitalized interest	(18)	(74)
Interest paid, net of capitalized interest	$43,067	$20,996

Income taxes, net	$28,931	$14,351
_______________
(1)	Accrued property and equipment additions are recognized in the condensed consolidated statements of cash flows in the period they are paid.

CABELA’S INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands Except Share and Per Share Amounts)
(Unaudited)

14.	SEGMENT REPORTING

We have three reportable segments: Retail, Direct, and Financial Services.  The Retail segment sells products and services through our retail stores.  The Direct segment sells products through e-commerce websites (Cabelas.com and complementary websites) and direct mail catalogs. The Financial Services segment issues co-branded credit cards.  For the Retail segment, operating costs consist primarily of labor, advertising, depreciation, and occupancy costs of retail stores.  For the Direct segment, operating costs consist primarily of catalog costs, e-commerce advertising costs, and order processing costs.  For the Financial Services segment, operating costs consist primarily of advertising and promotion, marketing fees, third party services for processing credit card transactions, salaries, professional fees, and other general and administrative costs.  The expenses incurred by WFB in connection with the matters cited by the FDIC referred to in Note 9 were reflected in a reduced marketing fee paid by the Financial Services segment to the Direct and Retail segments pursuant to the contractual arrangement.

Revenues included in Corporate Overhead and Other are primarily made up of land sales, amounts received from outfitter services, real estate rental income, and fees earned through our travel business and other complementary business services.  Corporate Overhead and Other expenses include unallocated shared-service costs, operations of various ancillary subsidiaries such as real estate development and travel, and segment eliminations.  Unallocated shared-service costs include receiving, distribution, and storage costs of inventory, merchandising, and quality assurance costs, as well as corporate headquarters occupancy costs.  In 2009, we disposed of our taxidermy business, and the net assets of our wildlife/Americana art prints and art-related products business.  The related pre-tax gain and loss were recorded in the third quarter of 2009.

Segment assets are those directly used in or clearly allocable to an operating segment’s operations.  For the Retail segment, assets include inventory in the retail stores, land, buildings, fixtures, and leasehold improvements.   For the Direct segment, assets include deferred catalog costs and fixed assets.  At April 3, 2010, goodwill totaling $3,474 was included in the Retail segment. At March 28, 2009, goodwill totaling $2,825 was allocated to the Retail segment.  For the Financial Services segment assets include cash, investment securities, credit card loans, receivables, fixtures, and other assets.  Cash and cash equivalents of WFB were $252,266 and $536,878 at the end of April 3, 2010, and March 28, 2009, respectively.  Assets for the Corporate Overhead and Other segment include corporate headquarters and facilities, merchandise distribution inventory, shared technology infrastructure and related information systems, corporate cash and cash equivalents, economic development bonds, prepaid expenses, deferred income taxes, and other corporate long-lived assets.  Depreciation, amortization, and property and equipment expenditures are recognized in each respective segment.  Intercompany revenue between segments is eliminated in consolidation.

Financial information by segment is presented in the following table for the three months ended April 3, 2010, and March 28, 2009:

				Corporate
			Financial	Overhead
Three Months Ended April 3, 2010:	Retail	Direct	Services	and Other	Total

Revenue from external customers	$271,292	$221,978	$60,099	$6,241	$559,610
Revenue (loss) from internal customers	-	766	(115)	(651)	-
Total revenue	$271,292	$222,744	$59,984	$5,590	$559,610

Operating income (loss)	$17,942	$30,270	$12,947	$(45,220)	$15,939
As a percentage of revenue	6.6%	13.6%	21.6%	N/A	2.8%

Depreciation and amortization	$10,526	$1,260	$284	$5,717	$17,787
Assets	850,381	89,045	2,890,800	590,974	4,421,200

CABELA’S INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands Except Share and Per Share Amounts)
(Unaudited)

				Corporate
			Financial	Overhead
Three Months Ended March 28, 2009:	Retail	Direct	Services	and Other	Total

Revenue from external customers	$275,124	$225,352	$34,009	$5,055	$539,540
Revenue (loss) from internal customers	402	-	(115)	(287)	-
Total revenue	$275,526	$225,352	$33,894	$4,768	$539,540

Operating income (loss)	$18,054	$29,416	$11,969	$(47,113)	$12,326
As a percentage of revenue	6.6%	13.1%	35.3%	N/A	2.3%

Depreciation and amortization	$10,606	$1,165	$296	$5,305	$17,372
Assets	957,471	103,152	843,721	656,640	2,560,984

As presented below, the components for the Financial Services segment will not be comparable to prior period amounts as a result of the consolidation of the Trust with the adoption of ASC Topics 810 and 860 as of January 3, 2010.  In 2010, the securitization income component was no longer recorded and separately reported; rather the remaining components will now reflect the financial performance of the entire managed portfolio which includes the Trust. See Note 2 for additional information of the consolidation of the Trust.

	Three Months Ended
	April 3,	March 28,
	2010	2009

Interest and fee income	$71,486	$11,008
Interest expense	(21,480)	(6,173)
Provision for loan losses	(15,147)	(19)
Net interest income, net of provision for loan losses	34,859	4,816
Non-interest income:
Securitization income	-	39,034
Interchange income	50,532	6,822
Other non-interest income	2,793	8,211
Total non-interest income	53,325	54,067
Less: Customer rewards costs	(28,200)	(24,989)
Financial Services total revenue	$59,984	$33,894

CABELA’S INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands Except Share and Per Share Amounts)
(Unaudited)

The following chart sets forth the percentage of our merchandise revenue contributed by each of the five product categories for our Retail and Direct businesses and in total for the three months ended April 3, 2010, and March 28, 2009.

	Retail		Direct		Total
Three Months Ended:	April 3,	March 28,	April 3,	March 28,	April 3,	March 28,
	2010	2009	2010	2009	2010	2009
Product Category
Hunting Equipment	46.2%	50.2%	36.4%	34.0%	42.1%	43.3%
Clothing and Footwear	19.4	20.2	28.6	31.9	23.2	25.2
Fishing and Marine	17.2	14.9	16.2	14.4	16.8	14.7
Camping	7.1	7.1	10.9	9.6	8.7	8.1
Gifts and Furnishings	10.1	7.6	7.9	10.1	9.2	8.7
Total	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

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

15.	FAIR VALUE MEASUREMENTS

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

Level 3 is comprised of financial instruments whose fair value is estimated based on internally developed models or methodologies utilizing significant inputs that are primarily unobservable from objective sources. In determining the appropriate hierarchy levels, we performed an analysis of the assets and liabilities that are subject to ASC 820 and determined that at April 3, 2010, all applicable financial instruments carried on our condensed consolidated balance sheets are classified as Level 3. The following table summarizes the valuation of our recurring financial instruments at the periods ended:

	Fair Value at
	April 3,	January 2,	March 28,
Assets - Level 3	2010	2010	2009

Economic development bonds	$111,356	$108,491	$116,161
Interest-only strip, cash reserve accounts, and cash accounts	-	24,577	17,725
Asset-backed trading securities	-	68,752	39,500
Asset-backed available-for-sale securities	-	82,705	-
	$111,356	$284,525	$173,386

CABELA’S INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands Except Share and Per Share Amounts)
(Unaudited)

The table below presents changes in fair value of our assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3), as defined in ASC 820, for the periods presented:

	Interest-Only
	Strip,		Asset-Backed
	Cash Reserve	Asset-Backed	Available	Economic
	Accounts, and	Trading	for Sale	Development
	Cash Accounts	Securities	Securities	Bonds

Balance, January 2, 2010	$24,577	$68,752	$82,705	$108,491
Change upon adoption of ASC Topics 810 and 860	(24,577)	(68,752)	(82,705)	-
Included in accumulated other comprehensive income - unrealized	-	-	-	3,877
Purchases, issuances, and settlements, net	-	-	-	(1,012)
Balance, April 3, 2010	$-	$-	$-	$111,356

	Interest-Only
	Strip,		Asset-Backed
	Cash Reserve	Asset-Backed	Available	Economic
	Accounts, and	Trading	for Sale	Development
	Cash Accounts	Securities	Securities	Bonds

Balance, December 28, 2008	$30,021	$31,584	$-	$112,585
Total gains or losses:
Included in earnings - realized	(4,296)	-	-	-
Included in accumulated other comprehensive income - unrealized	-	-	-	4,681
Purchases, issuances, and settlements, net	(8,000)	7,916	-	(1,105)
Balance, March 28, 2009	$17,725	$39,500	$-	$116,161

Upon adoption of ASC Topics 810 and 860, the interest-only strip, cash reserve accounts and cash accounts, asset-backed trading securities, and asset-backed available for sale securities were derecognized with the consolidation of the Trust as of January 3, 2010.  The following are the techniques used to fair value these assets as of our 2009 fiscal year end.  For interest-only strips and cash reserve accounts, WFB estimated related fair values based on the present value of future expected cash flows using assumptions for credit losses, payment rates, and discount rates commensurate with the risks involved. For cash accounts, WFB estimated related fair values based on the present value of future expected cash flows using discount rates commensurate with risks involved.  Asset-backed trading securities fluctuate daily based on the short-term operational needs of WFB.  Advances and pay downs on the trading securities are at par value. Therefore, the par value of the asset-backed trading securities approximated fair value.  For asset-backed available for sale securities, WFB estimated fair values using discounted cash flow projections based upon contractual principal and interest cash flows. The discount rate utilized was based upon management’s evaluation of current market rates; indicative pricing for such instruments; the rates from the last date WFB considered the market for these instruments to be active and orderly, adjusted for changes in credit spreads in accordance with ASC Section 820-10-35, Fair Value Measurements and Disclosures: Overall: Subsequent Measurement and ASC Section 820-10-65, Fair Value Measurements and Disclosures: Overall: Transition and Open Effective Date Information; and the discount rates used to value other retained interests in securitized loans.  At the end of  fiscal year 2009, the weighted average discount rate used to value the triple-A rated notes was 1.34%, the A rated notes was 5.16%, the triple-B rated notes was 6.56%, and the double-B rated notes was 11.00%.

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

The carrying amounts of cash and cash equivalents, accounts receivable, restricted cash, accounts payable, gift instruments (including credit card and loyalty rewards programs), accrued expenses, and income taxes payable included in the condensed consolidated balance sheets approximate fair value given the short-term nature of these financial instruments.   The secured variable funding obligations of the Trust can fluctuate daily based on the short-term operational needs of WFB with advances and pay downs at par value. Therefore, the carrying value of the secured variable funding obligations of the Trust approximates fair value.  The estimated fair value for held to maturity securities are based on prices obtained from independent brokers which are estimated using pricing models that incorporate market data.  Credit card loans are originated with variable rates of interest that adjust with changing market interest rates. Thus, the carrying value of the credit card loans, less the allowance for loan losses approximates fair value. This valuation does not include the value that relates to estimated cash flows generated from new loans over the life of the cardholder relationship. Accordingly, the aggregate fair value of the credit card loans does not represent the underlying value of the established cardholder relationship.  Time deposits are pooled in homogeneous groups, and the future cash flows of those groups are discounted using current market rates offered for similar products for purposes of estimating fair value.  The estimated fair value of secured long-term obligations of the Trust and long-term debt is based on future cash flows associated with each type of debt discounted using current borrowing rates for similar types of debt of comparable maturity.

The following table provides the estimated fair values of financial instruments not carried at fair value at the periods ended:

	April 3, 2010		January 2, 2010
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial Assets
Credit card loans, net	$2,284,986	$2,284,986	$135,935	$140,199
Held-to-maturity investment securities	224,766	224,783	-	-

Financial Liabilities
Time deposits	461,280	487,200	476,664	499,838
Secured long-term obligations of the Trust	2,127,900	2,128,236	-	-
Long-term debt	350,813	343,715	348,279	343,108

CABELA’S INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands Except Share and Per Share Amounts)
(Unaudited)

16.	ACCOUNTING PRONOUNCEMENTS

In February 2010, the FASB issued Accounting Standards Update (“ASU”) No. 2010-09, Subsequent Events (Topic 855): Amendments to Certain Recognition and Disclosure Requirements. The amendments removed the requirement for a SEC registrant to disclose the date through which subsequent events were evaluated as this requirement would have potentially conflicted with SEC reporting requirements. Removal of the disclosure requirement has not affected the nature or timing of subsequent events evaluations performed by the Company. The ASU became effective upon issuance.

In January 2010, the FASB issued ASU No. 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements. ASU 2010-06 revises two disclosure requirements concerning fair value measurements and clarifies two others. It requires separate presentation of significant transfers into and out of Levels 1 and 2 of the fair value hierarchy and disclosure of the reasons for such transfers. It will also require the presentation of purchases, sales, issuances and settlements within Level 3 on a gross basis rather than a net basis. The amendments also clarify that disclosures should be disaggregated by class of asset or liability and that disclosures about inputs and valuation techniques should be provided for both recurring and non-recurring fair value measurements. The new disclosures about fair value measurements are presented in Note 15: Fair Value Measurements, except for the requirement concerning gross presentation of Level 3 activity, which is effective for fiscal years beginning after December 15, 2010. The adoption of this statement had no effect on our financial position or results of operations.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This report contains “forward-looking statements” that are based on our beliefs, assumptions, and expectations of future events, taking into account the information currently available to us.  All statements other than statements of current or historical fact contained in this report are forward-looking statements within the meaning of the Private Securities Litigation Reform Act.  The words “believe,” “may,” “should,” “anticipate,” “estimate,” “expect,” “intend,” “objective,” “seek,” “plan,” and similar statements are intended to identify forward-looking statements.  Forward-looking statements involve risks and uncertainties that may cause our actual results, performance, or financial condition to differ materially from the expectations of future results, performance, or financial condition we express or imply in any forward-looking statements.  These risks and uncertainties include, but are not limited to:

•	the level of discretionary consumer spending;
•	the state of the economy, including increases in unemployment levels and bankruptcy filings;
•	changes in the capital and credit markets or the availability of capital and credit;
•	our ability to comply with the financial covenants in our credit agreements;
•	changes in consumer preferences and demographic trends;
•	our ability to successfully execute our multi-channel strategy;
•	the ability to negotiate favorable purchase, lease, and/or economic development arrangements for new retail store locations;
•	expansion into new markets and market saturation due to new retail store openings;
•	the rate of growth of general and administrative expenses associated with building a strengthened corporate infrastructure to support our growth initiatives;
•	increasing competition in the outdoor segment of the sporting goods industry;
•	the cost of our products;
•	political or financial instability in countries where the goods we sell are manufactured;
•	increases in postage rates or paper and printing costs;
•	supply and delivery shortages or interruptions caused by system changes or other factors;
•	adverse or unseasonal weather conditions;
•	fluctuations in operating results;
•	increased government regulation, including regulations relating to firearms and ammunition;
•	inadequate protection of our intellectual property;
•	material security breaches of computer systems;
•	our ability to protect our brand and reputation;
•	changes in accounting rules and regulations applicable to securitization transactions, including related increases in required regulatory capital;
•	our ability to manage credit, liquidity, interest rate, operational, legal, and compliance risks;
•	increasing competition for credit card products and reward programs;
•	our ability to increase credit card receivables while managing fraud, delinquencies, and charge-offs;
•	our ability to securitize our credit card receivables at acceptable rates or access the deposits market at acceptable rates;
•	decreased interchange fees received by our Financial Services business as a result of credit card industry regulation and/or litigation;
•
impact of legislation, regulation, and supervisory regulatory actions (including with respect to the compliance examination conducted by the Federal Deposit Insurance Corporation (“FDIC”) in the second quarter of 2009) in the financial services industry including the Credit Card Accountability Responsibility and Disclosure Act of 2009 (the “CARD Act”), new and proposed regulations affecting securitizations, and the proposed financial regulatory reform;

•	other factors that we may not have currently identified or quantified; and
•
other risks, relevant factors, and uncertainties identified in our filings with the United States Securities and Exchange Commission (“SEC”) (including the information set forth in the “Risk Factors” section of our Annual Report on Form 10-K for the fiscal year ended January 2, 2010, and in Part II, Item 1A, of this report), which filings are available at the SEC’s website at www.sec.gov.

Given the risks and uncertainties surrounding forward-looking statements, you should not place undue reliance on these statements.  Our forward-looking statements speak only as of the date of this report.  Other than as required by law, we undertake no obligation to update or revise forward-looking statements, whether as a result of new information, future events, or otherwise.

The following discussion and analysis of financial condition, results of operations, liquidity, and capital resources should be read in conjunction with our audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended January 2, 2010, as filed with the SEC, and our unaudited interim condensed consolidated financial statements and the notes thereto appearing elsewhere in this report.

Critical Accounting Policies and Use of Estimates

Our critical accounting policies and use of estimates utilized in the preparation of the condensed consolidated financial statements as of April 3, 2010, remain unchanged from January 2, 2010, with the exception of the elimination of retained interests in securitized receivables and the establishment of allowances for credit card loan losses.

Effective January 3, 2010, with the consolidation of the Cabela’s Master Credit Card Trust and related entities (collectively referred to as the “Trust”) as a result of Accounting Standards Codification (“ASC”) Topics 810, Consolidations, and 860, Transfers and Servicing, the retained interests in securitized receivables was eliminated and the securitized off-balance sheet loans were consolidated, which required us to establish allowances for loan losses relating to such assets.  This allowance for credit card loan losses is a significant estimate in 2010.

The allowance for credit card loan losses represents management’s estimate of probable losses inherent in the loan portfolio. The allowance for loan losses is established through a charge to the provision for loan losses and is regularly evaluated by management for adequacy. The credit card portfolio is segmented and for each category management estimates losses inherent in the portfolio based on a model which tracks historical loss experience on delinquent accounts and charge-offs, net of estimated recoveries. World’s Foremost Bank (“WFB”) will charge-off credit card loans on a daily basis after an account becomes at a minimum 130 days contractually delinquent. Accounts relating to cardholder bankruptcies, cardholder deaths, and fraudulent transactions are charged off earlier. WFB records charged-off cardholder fees and accrued interest receivable directly against interest and fee income included in Financial Services revenue.  As part of collection efforts, a credit card loan may be placed on non-accrual or a fixed payment plan prior to charge-off.  In addition to these methods of measurement, management also considers other factors such as general economic and business conditions affecting key lending areas, credit concentration, and credit quality trends. Since the evaluation of the inherent loss with respect to these factors is subject to a high degree of uncertainty, the measurement of the overall allowance is subject to estimation risk, and the amount of actual losses can vary significantly from the estimated amounts.

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

Financial Overview

	Three Months Ended
	April 3,	March 28,	Increase	%
	2010	2009	(Decrease)	Change
	(Dollars in Thousands)
Revenue:
Retail	$271,292	$275,526	$(4,234)	(1.5)%
Direct	222,744	225,352	(2,608)	(1.2)
Total merchandise sales	494,036	500,878	(6,842)	(1.4)
Financial Services	59,984	33,894	26,090	77.0
Other revenue	5,590	4,768	822	17.2
Total revenue	$559,610	$539,540	$20,070	3.7

Operating income	$15,939	$12,326	$3,613	29.3

Earnings per diluted share	$0.12	$0.08	$0.04	0.50

Revenues in the three months ended April 3, 2010, totaled $560 million, an increase of 3.7% over the three months ended March 28, 2009.  Total revenues for the three months ended March 28, 2009, included $7 million of revenue from our taxidermy and Wild Wings businesses.  We divested of these non-core businesses in the fall of 2009.  For comparative purposes, total revenue for the first quarter of 2009 adjusted for the effect of these divestitures would have totaled $532 million, resulting in an increase of $27 million, or 5.1%, in the three months ended April 3, 2010, compared to the three months ended March 28, 2009.  The increase in revenues in the three months ended April 3, 2010, compared to the three months ended March 28, 2009, was due to our Financial Services segment.  Financial Services revenue increased $26 million, or 77.0%, in the three months ended April 3, 2010, compared to the three months ended March 28, 2009, primarily due to growth in the number of cardholders and average balances of cardholders, improved interest and fee income as a result of two change of terms, and a lower provision for loan losses.

Revenue in our merchandising businesses decreased $7 million, or 1.4%, in the three months ended April 3, 2010, compared to the three months ended March 28, 2009, due to decreases in comparable store sales led by decreases in the hunting equipment and clothing and footwear categories and to the divestiture of two non-core businesses in the fall of 2009.

Operating income for the three months ended April 3, 2010, increased $4 million, or 29.3%, compared to the three months ended March 28, 2009, and total operating income as a percentage of total revenue increased 50 basis points over the same periods.  The increases in total operating income and total operating income as a percentage of total revenue were primarily due to:

•	an increase in revenue from our Financial Services segment;
•	managed decreases in catalog and Internet related marketing costs and improvements in catalog productivity; and
•	improved labor efficiencies in our Retail business.

These increases in total operating income and total operating income as a percentage of total revenue were partially offset by decreases in revenue from our Retail and Direct business segments and lower merchandise gross margin comparing the three months ended April 3, 2010, to the three months ended March 28, 2009.

Fiscal 2010 Update to Our 2012 Vision

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

In 2010, management is emphasizing a greater focus on improving retail productivity, mitigating bad debt risk in our credit card business, and concentrating on a return on capital discipline.  We have six strategic initiatives to focus on to achieve our 2012 Vision:

•
Focus on Core Customers – Our goal is to use the product expertise we have developed over the years, along with a focused understanding of our core customers, to improve customer loyalty, reduce unproductive inventory, enhance brand awareness, and offer the best possible assortment of products in every merchandise category.

As we focus on our core customers, we are targeting marketing efforts that are directed to different customer interests by improving our modeling methodologies.  We are also using historic sales information to select and size markets while focusing on areas with large concentrations of core customers.

•	Improve Retail Profitability – Our goal is to improve retail profitability by concentrating on sales, advertising, and costs while providing excellent customer experiences.

We improved our retail store merchandising processes, management information systems, and distribution and logistics capabilities.  We improved our visual merchandising within the stores and coordinated merchandise at our stores by adding more regional product assortments.  To enhance customer service at our retail stores, we have implemented management training and mentoring programs for our next generation managers.

Operating income for our Retail business segment was $18 million for both the three months ended April 3, 2010, and March 28, 2009.  In addition, operating income as a percentage of Retail business segment revenue was 6.6% for both the three months ended April 3, 2010, and March 28, 2009.  We continue to streamline the flow of merchandise to our stores increasing productivity and reducing labor costs as a percentage of revenue which decreased 50 basis points in the three months ended April 3, 2010, compared to the three months ended March 28, 2009.

•	Improve Merchandise Performance – Our goal is to improve margins and reduce unproductive inventory by focusing on vendors and assortment planning and management.

We are concentrating efforts in detailed preseason planning, as well as in-season monitoring of sales and management of inventory.  We are working with vendors to manage inventory levels, negotiate the best prices on everything we buy, and ensure each vendor is delivering all products and services as expected.

Our merchandise gross margin as a percentage of merchandise revenue decreased 160 basis points to 33.3% in the three months ended April 3, 2010, compared to 34.9% in the three months ended March 28, 2009, mostly due to the continuation of clearing unproductive and aged inventories.  Compared to March 28, 2009, our inventory level has decreased $128 million to $446 million at April 3, 2010.

•
Retail Expansion – Our goal is to increase our retail presence across the United States and Canada by developing a profitable retail expansion strategy considering top market site locations with appropriate sized stores.

We will incorporate our next generation store format into our new store scheduled to open on May 20, 2010, in Grand Junction, Colorado.  The Grand Junction store will be 80,000 square feet and will anchor the largest destination mall on the Western Slope of Colorado.  We also expect to open two new next-generation stores in 2011 in the United States – one in Allen, Texas, and one in Springfield, Oregon.  In addition, we plan to open one next-generation store in 2011 in Canada.

•
Direct Channel Growth – Our goal is to continue to fine tune our catalogs, as well as the number of pages and product mix in each, in order to improve the profitability of each title.  We want to create steady, profitable growth in our Direct channels, while reducing marketing expenses and significantly increasing the percentage of market share we capture through the Internet.

We continue our efforts on redesigning our Internet website to support this important channel of our Direct business.  Later this summer, we expect to launch our new website with enhanced product presentation, improved navigation tools, and international commerce capabilities.

Our Direct revenue decreased $3 million, or 1.2%, in the three months ended April 3, 2010, compared to the three months ended March 28, 2009, primarily due to the divestiture of two non-core businesses in the fall of 2009 (which accounted for $7 million of revenue in the three months ended March 28, 2009).  For comparative purposes, Direct revenue for the first quarter of 2009 adjusted for the effect of these divestitures would have totaled $218 million, resulting in an increase of $5 million, or 2.1%, in the three months ended April 3, 2010, compared to the three months ended March 28, 2009.

The managed reduction in catalog pages circulated resulted in a decrease of $3 million in catalog-related costs comparing the three months ended April 3, 2010, to the three months ended March 28, 2009.  During the three months ended April 3, 2010, we also added three new catalogs that replaced three older titles.  As a result of our focus on smaller, more specialized catalogs, we were able to reduce the number of catalog pages mailed but increased total circulation, leading to continued improvements in marketing costs.  As a percentage of Direct revenue, catalog-related costs decreased 120 basis points to 12.6% for the three months ended April 3, 2010, compared to 13.8% for the three months ended March 28, 2009.  Operating income for our Direct business segment was $30 million in the three months ended April 3, 2010, compared to $29 million in the three months ended March 28, 2009.  In addition, operating income as a percentage of Direct business segment revenue was 13.6% in the three months ended April 3, 2010, compared to 13.1% in the three months ended March 28, 2009.

•
Growth of World’s Foremost Bank – Our goal is to continue to attract new cardholders through our Retail and Direct businesses and increase the amount of merchandise or services customers purchase with their CLUB Visa cards while maintaining WFB profitability and preserving customer loyalty.

Our Financial Services business continues to manage credit card delinquencies and charge-offs below industry average by adhering to our conservative underwriting criteria and active account management.  We added new credit cardholders as the number of average active accounts increased 5.6% to 1.3 million compared to the three months ended March 28, 2009.

Current Business Environment

Worldwide Credit Markets and Macroeconomic Environment – During the first quarter of 2010, the economic environment has shown some signs of improvement from the last six months of 2009 which we believe has led to a lowering of delinquencies and a decrease in charge-offs compared to the last three quarters of 2009.  Since April 2009, the credit markets have become more active and WFB, our wholly owned bank subsidiary, successfully completed two Term Asset-Backed Securities Loan Facility (“TALF”) program securitizations as well as renewed two variable funding facilities.  Although we believe there have been significant improvements in the credit markets since April 2009, we remain cautious and will continue to closely monitor our debt covenant compliance provisions and our access to the credit markets.  Our Financial Services business continues to monitor developments in the securitization and certificates of deposit markets to ensure adequate access to liquidity.

Developments in Legislation and Regulation – On March 5, 2010, WFB received a preliminary report related to a compliance examination conducted in the second quarter of 2009 from the Federal Deposit Insurance Corporation (the “FDIC”).  The FDIC’s preliminary findings were that certain WFB practices regarding the assessment of overlimit fees, late fees, and penalty interest charges and contacting delinquent cardholders at their place of employment were improper because such practices were unfair and/or deceptive under applicable law.  The FDIC has indicated that it intends to require WFB to reimburse cardholders who paid improper fees and/or interest charges and has also indicated that it will seek to impose on WFB a monetary penalty as a result of the improper practices.  The FDIC has also indicated that any settlement regarding these matters will be in the form of a formal written agreement, and that in the event a settlement could not be reached the FDIC would initiate a proceeding to enforce civil monetary penalties, as well as a cease and desist proceeding against WFB.  WFB is currently in discussions with the FDIC to resolve these matters.  The final amount of any reimbursement and monetary penalty and the nature of any other relief the FDIC may seek to obtain from WFB have not yet been determined.   In the event that the Company is unable to resolve the issues raised in the preliminary examination report, the Company estimates that its financial liability would be $18 million ($12 million after tax), and the Company has accrued that amount as a selling, distribution, and administrative expense in our condensed consolidated financial statements for the three months ended April 3, 2010.  In addition, the practices cited by the FDIC in its examination report as improper were eliminated in 2009 and will not be reimposed.  We do not expect that WFB will substantially change its business model or that its profitability will be materially negatively affected in 2010 and beyond by these matters.  We also expect that WFB will continue to be well capitalized after these matters are resolved with the FDIC.  The expenses incurred by WFB in resolving the matters cited by the FDIC were reflected in a reduced marketing fee paid by the Financial Services segment to the Direct and Retail segments pursuant to the contractual arrangement.

In May 2009, the CARD Act was signed into law.  The CARD Act has and will continue to affect various credit card practices of card issuers, including our Financial Services business, such as marketing, underwriting, pricing, billing and disclosure.  Some provisions were effective in August 2009 but many of the provisions became effective in February 2010 and some will take effect in August 2010.   On March 3, 2010, the Federal Reserve issued proposed rules to implement the third phase of the CARD Act effective August 22, 2010.  The third phase of the CARD Act will require creditors that increase annual percentage rates due to credit criteria, market conditions, or other factors to review accounts at least every six months to determine whether the annual percentage rate should be reduced and will require fees to be “reasonable” and “proportionate” based on the violation of the terms of the cardholder agreement. WFB continues to evaluate the effects of the third phase of the CARD Act.  The CARD Act also requires the Federal Reserve to conduct various studies regarding interchange fees, credit limit reductions, financial literacy, marketing, and credit card terms and conditions. Future legislation or regulations may be issued as a result of these studies.  WFB is continuing to evaluate the third phase of the CARD Act while awaiting final regulatory guidance from the Federal Reserve.  The full impact of the third phase of the CARD Act on WFB is unknown at this time.  Compliance with the CARD Act provisions could result in reduced interest and fee income.

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

On June 17, 2009, the Obama administration released its white paper (the “White paper”) for proposed reform of the financial system. Proposed reforms which could materially affect WFB include the elimination of the exemption from the definition of “bank” under the Bank Holding Company Act of 1956, as amended (the “BHCA”) for credit card banks, such as WFB and increased supervision and regulation of financial firms. Since the issuance of the White Paper, different forms of legislation to implement the administration’s plan have been approved in both houses of the Congress. The bills, though different at present, address risks to the economy and the payments system, especially those posed by large “systemically significant” financial firms, through a variety of measures, including regulatory oversight of nonbanking entities, increased capital requirements, enhanced authority to limit activities and growth, changes in supervisory authority, resolution authority for failed financial firms, enhanced regulation of derivatives and asset-backed securities, restrictions on executive compensation, and oversight of credit rating agencies. Due to the complexity and controversial nature of the bills, modifications are likely and the final legislation, if any, may differ significantly from the administration’s original proposal. Additionally, compliance with potential increased regulation and scrutiny by multiple state and federal agencies may reduce WFB’s profitability, which could negatively impact our business. It is unclear whether any enacted legislation will preserve, eliminate, or modify the exemption for credit card banks under the BHCA. If such exemption were eliminated or modified, we may be required to divest our ownership of WFB unless we were willing and able to become a bank holding company under the BHCA. Any such forced divestiture would materially adversely affect our business and results of operation.

Impact of New Accounting Pronouncements – The guidance of ASC Topics 810, Consolidations, and 860, Transfers and Servicing, resulted in the consolidation of Cabela’s Master Credit Card Trust and related entities (collectively referred to as the “Trust”) effective January 3, 2010.  The consolidation of the Trust eliminated retained interests in securitized loans and required the establishment of an allowance for loan losses on the securitized credit card loans.  The credit card loans of the Trust are recorded as restricted credit card loans and the liabilities of the Trust are recorded as secured borrowings.  The secured borrowings still contain the legal isolation requirements which would protect the assets pledged as collateral for the securitization investors as well as protecting Cabela’s and WFB from any liability from default on the notes.

Beginning in fiscal 2010 with this report, we are reporting the results of operations of our Financial Services business in a manner similar to our historical managed presentation for financial performance of the total managed portfolio of credit card loans, excluding income derived from the changes in the valuation of our interest only strip, cash reserve accounts, and cash accounts associated with the securitized loans.

On January 21, 2010, the Office of the Comptroller of the Currency, the FDIC, the Office of Thrift Supervision, and the Federal Reserve (collectively, the “federal agencies”) issued final rules entitled Risk-Based Capital Guidelines; Capital Adequacy Guidelines; Capital Maintenance; Regulatory Capital; Impact of Modifications to Generally Accepted Accounting Principles; Consolidation of Asset-Backed Commercial Paper Programs; and Other Related Issues relating to changes to regulatory capital as a result of ASC Topics 810 and 860. The final rule provides an optional two-quarter delay and subsequent two-quarter phase-in (for a maximum of one year) for the effect on risk-based capital relating to the assets that must be consolidated as a result of the change in accounting principles.  WFB elected the optional two-quarter delay and subsequent two-quarter phase-in provision.  WFB’s required regulatory capital was increased due to the consolidation of the assets and liabilities of the Trust on WFB’s balance sheet under ASC Topics 810 and 860.  As a result, Cabela’s invested $75 million into WFB in the first quarter of 2010 in order for WFB to satisfy the requirements for the well-capitalized classification and will make an additional investment of approximately $125 million by the end of 2010. We had sufficient liquidity at April 3, 2010, to make the necessary investment in WFB.  If WFB fails to satisfy the requirements for the well-capitalized classification under the regulatory framework for prompt corrective action, WFB would become subject to regulatory restrictions and WFB’s ability to issue certificates of deposit could be affected.  Effective December 11, 2009, we amended the terms of our credit agreement to allow us to invest up to $225 million into WFB in 2010 plus up to $25 million per year through June 30, 2012, when this credit agreement expires.

Several rules and regulations are currently being proposed that may affect the ability of WFB to complete new securitization transactions or may substantially change the offering process, disclosure and reporting for asset-backed securities.  As a result of the guidance under ASC Topics 810 and 860, there is some uncertainty over existing FDIC guidance regarding standards for legal isolation of the transferred assets. If FDIC Rule 12 C.F.R. 360.6 “Treatment by the Federal Deposit Insurance Corporation as Conservator or Receiver of Financial Assets Transferred by an Insured Depository Institution in Connection With a Securitization or Participation” on legal isolation is not modified, our securitizations will no longer have the benefit of the current rule as they will not meet all of the conditions for sale accounting treatment under generally accepted accounting principles (“GAAP”). In March 2010, the FDIC announced an interim amendment of this regulation. Under the interim amendment, the legal isolation of property transferred in a securitization transaction prior to September 30, 2010, is preserved, regardless of whether the transfer qualifies for sale accounting treatment under new accounting standards if the transfer otherwise complies with the FDIC’s regulation. On December 15, 2009, the FDIC issued an Advance Notice of Proposed Rulemaking in order to solicit public comments on proposed amendments to the FDIC’s regulation that apply to securitization transactions completed after September 30, 2010. We cannot predict the terms and conditions of the FDIC’s ultimate regulation relating to the treatment of financial assets transferred in a securitization. Until these issues are resolved, our ability to complete new securitization transactions after September 30, 2010, on acceptable terms or at all may be adversely affected.  On April 7, 2010, the SEC issued proposed rules that will significantly change the offering process, disclosure and reporting for asset-backed securities.  WFB is currently evaluating the impact these proposed rules may have on new securitizations.

Operations Review

The three months ended April 3, 2010, and March 28, 2009, each consisted of 13 weeks. Our operating results expressed as a percentage of revenue were as follows for the periods presented.

	Three Months Ended
	April 3,	March 28,
	2010	2009

Revenue	100.00%	100.00%
Cost of revenue	58.87	60.48
Gross profit (exclusive of depreciation and amortization)	41.13	39.52
Selling, distribution, and administrative expenses	38.28	36.92
Impairment and restructuring charges	-	0.32
Operating income	2.85	2.28
Other income (expense):
Interest expense, net	(0.97)	(1.08)
Other income, net	0.31	0.38
Total other income (expense), net	(0.66)	(0.70)
Income before provision for income taxes	2.19	1.58
Provision for income taxes	0.74	0.63
Net income	1.45%	0.95%

Results of Operations – Three Months Ended April 3, 2010, Compared to March 28, 2009

Revenues

	Three Months Ended
	April 3,	%	March 28,	%	Increase	%
	2010		2009		(Decrease)	Change
	(Dollars in Thousands)

Retail	$271,292	48.5%	$275,526	51.0%	$(4,234)	(1.5)%
Direct	222,744	39.8	225,352	41.8	(2,608)	(1.2)
Financial Services	59,984	10.7	33,894	6.3	26,090	77.0
Other	5,590	1.0	4,768	0.9	822	17.2
	$559,610	100.0%	$539,540	100.0%	$20,070	3.7

Retail revenue includes sales realized and services performed at our retail stores, sales from orders placed through our retail store Internet kiosks, and sales from customers utilizing our in-store pick-up program.  Direct revenue includes catalog and Internet sales from orders placed over the phone, by mail, and through our website where the merchandise is shipped to non-retail store locations.  Effective in fiscal 2010, Financial Services revenue is comprised of interest and fee income, interchange income, customer rewards costs, other non-interest income, interest expense, and provision for loan losses from our credit card operations.  Other revenue sources include amounts received from our outfitter services, real estate rental income, and fees earned through our travel business and other complementary business services.

Product Sales Mix – The following chart sets forth the percentage of our merchandise revenue contributed by each of the five product categories for our Retail and Direct businesses and in total for the three months ended April 3, 2010, and March 28, 2009.

	Retail		Direct		Total
Three Months Ended:	April 3,	March 28,	April 3,	March 28,	April 3,	March 28,
	2010	2009	2010	2009	2010	2009
Product Category
Hunting Equipment	46.2%	50.2%	36.4%	34.0%	42.1%	43.3%
Clothing and Footwear	19.4	20.2	28.6	31.9	23.2	25.2
Fishing and Marine	17.2	14.9	16.2	14.4	16.8	14.7
Camping	7.1	7.1	10.9	9.6	8.7	8.1
Gifts and Furnishings	10.1	7.6	7.9	10.1	9.2	8.7
Total	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

Retail Revenue – Retail revenue decreased $4 million, or 1.5%, for the three months ended April 3, 2010, compared to the three months ended March 28, 2009, primarily due to decreases in comparable store sales of $4 million, or 1.7%, led by decreases in the hunting equipment and clothing and footwear categories.

	Three Months Ended
	April 3,	March 28,	Increase	%
	2010	2009	(Decrease)	Change
	(Dollars in Thousands)

Comparable stores sales	$257,966	$262,406	$(4,440)	(1.7)%

Direct Revenue – Direct revenue decreased $3 million, or 1.2%, in the three months ended April 3, 2010, compared to the three months ended March 28, 2009, primarily due to the divestiture of our taxidermy and Wild Wings businesses in the fall of 2009 (which accounted for $7 million of revenue in the three months ended March 28, 2009).  Decreases in Direct revenue were partially mitigated by managed reductions in catalog-related costs totaling $3 million comparing the three months ended April 3, 2010, to the three months ended March 28, 2009.  As a percentage of Direct revenue, catalog-related costs decreased 120 basis points to 12.6% for the three months ended April 3, 2010, compared to 13.8% for the three months ended March 28, 2009.

Internet sales increased for the three months ended April 3, 2010, compared to the three months ended March 28, 2009.  Internet site visits increased as we continue to focus our efforts on utilizing Direct marketing programs to increase traffic to our website.  Visitors to our Internet site increased 10.5% for the three months ended April 3, 2010, compared to the three months ended March 28, 2009.  The hunting equipment product category was the largest dollar volume contributor to our Direct revenue for the three months ended April 3, 2010.

Financial Services Revenue – The components of Financial Services revenue on a GAAP basis were as follows for the periods ended:

	Three Months Ended
	April 3,	March 28,
	2010	2009

Interest and fee income	$71,486	$11,008
Interest expense	(21,480)	(6,173)
Provision for loan losses	(15,147)	(19)
Net interest income, net of provision for loan losses	34,859	4,816
Non-interest income:
Securitization income	-	39,034
Interchange income	50,532	6,822
Other non-interest income	2,793	8,211
Total non-interest income	53,325	54,067
Less: Customer rewards costs	(28,200)	(24,989)
Financial Services total revenue	$59,984	$33,894

We did not retrospectively adopt the provisions of ASC Topics 810 and 860; therefore, the components of the Financial Services revenue will not be comparable to 2009 prior period amounts as a result of the consolidation of the Trust.  Financial Services revenue is comprised of interest and fee income, interchange income, customer rewards costs, other non-interest income, interest expense, and provision for loan losses from our credit card operations.  In fiscal 2010, the securitization income component was no longer recorded and separately reported; rather the remaining components will now reflect the financial performance of the entire managed portfolio which includes the Trust.  The results of operations of our Financial Services business now look similar to our historical managed presentation for financial performance of the total managed portfolio of credit card loans, excluding income derived from the changes in the valuation of our interest only strip, cash reserve accounts, and cash accounts associated with the securitized loans.

Managed Presentation – As a result of the adoption of ASC Topics 810 and 860, a managed presentation which is comparable between the periods has been presented to evaluate the changes in the Financial Services revenue. The managed presentation shown below presents the financial performance of the total managed portfolio of credit card loans for the periods presented.  The managed presentation for 2010 is the same as our GAAP presentation; however, the 2009 presentation is non-GAAP.  We conformed the following line items for the three months ended March 28, 2009, to the fiscal 2010 presentation:  overlimit and late fee income  to ‘interest and fee income’ from ‘other non-interest income’, interest and fees that were charged-off from ‘provision for loan losses’ to ‘interest and fee income’, and customer rewards costs as its own line from ‘interchange income’.

For the three months ended March 28, 2009, interest and fee income, interchange income, customer rewards costs, and other non-interest income on both the owned and securitized portfolio are reflected in the respective line items.  Interest paid to outside investors on the securitized credit card loans is included in interest expense.  Credit losses on the entire managed portfolio are reflected in the provision for loan losses.  This managed presentation includes income or expense derived from the valuation of our interest-only strip associated with our securitized loans that would generally be reversed or not reported in a managed presentation in the other component.

The following table sets forth the revenue components of our Financial Services segment managed portfolio for the periods ended:

	Three Months Ended
	April 3,	March 28,
	2010	2009
	(Dollars in Thousands)

Interest and fee income	$71,486	$62,520
Interchange income	50,532	45,232
Other non-interest income	2,793	2,943
Interest expense	(21,480)	(23,922)
Provision for loan losses	(15,147)	(23,194)
Customer rewards costs	(28,200)	(24,988)
Other	-	(4,697)
Managed Financial Services revenue	$59,984	$33,894

Managed Financial Services Revenue as a Percentage of Average Managed Credit Card Loans:
Interest and fee income	11.8%	11.2%
Interchange income	8.3	8.1
Other non-interest income	0.5	0.5
Interest expense	(3.5)	(4.3)
Provision for loan losses	(2.5)	(4.1)
Customer rewards costs	(4.7)	(4.5)
Other	-	(0.8)
Managed Financial Services revenue	9.9%	6.1%

Financial Services revenue increased $26 million, or 77.0%, for the three months ended April 3, 2010, compared to the three months ended March 28, 2009, primarily due to increases in interest and fee income and interchange income and decreases in interest expense and the provision for loan losses. During 2009, WFB executed two change of terms to lessen the effects of the provisions of the CARD Act and increasing credit card charge-offs. The increase in interest and fee income of $9 million was due to an increase in managed credit card loans, changes to interest rates charged, changes to fees charged, and increases in late fees. The increase in interchange income of $5 million was due to an increase in purchases and an increase in interchange rates.  Customer rewards costs increased $3 million due to the increase in purchases and changes in promotional rewards.  Interest expense decreased $2 million from decreases in interest rates.  The provision for loan losses decreased $8 million due to favorable charge-off trends and improved outlooks in the quality of our credit card portfolio as of April 3, 2010, compared to March 28, 2009, evidenced by lower delinquencies and delinquency roll-rates comparing the respective periods.  The ‘other’ component of Financial Services revenue was eliminated effective January 3, 2010, upon adoption of ASC Topics 810 and 860 due to the derecognition of the interest-only strip, cash reserve accounts and cash accounts.

Key statistics reflecting the performance of our Financial Services business are shown in the following chart:

	Three Months Ended
	April 3,	March 28,	Increase	%
	2010	2009	(Decrease)	Change
	(Dollars in Thousands Except Average Balance per Account )

Average balance of managed credit card loans	$2,422,185	$2,238,339	$183,846	8.2%
Average number of active credit card accounts	1,279,085	1,211,026	68,059	5.6

Average balance per active credit card account	$1,894	$1,848	$46	2.5

Net charge-offs on managed loans	$30,006	$26,415	$3,591	13.6
Net charge-offs as a percentage of average managed credit card loans	4.96%	4.72%	0.24%

The average balance of managed credit card loans, including accrued interest and fees, increased to $2.4 billion, or 8.2%, for the three months ended April 3, 2010, compared to the average balance for the three months ended March 28, 2009, due to an increase in the number of accounts and the average balance per account.  The average number of accounts increased to 1.3 million, or 5.6%, compared to the average number of accounts for the three months ended March 28, 2009, due to our marketing efforts.

Delinquencies and Non-Accrual

We consider the entire balance of an account, including any accrued interest and fees, delinquent if the minimum payment is not received by the payment due date. Our aging method is based on the number of completed billing cycles during which a customer has failed to make a required payment. As part of collection efforts, a credit card loan may be closed and placed on non-accrual or restructured in a fixed payment plan prior to charge-off. Our fixed payment plans consist of a lower interest rate, reduced minimum payment, and elimination of fees. Loans on fixed payment plans include loans in which the customer has engaged a consumer credit counseling agency to assist them in managing their debt. The following chart shows delinquent, non-accrual, and restructured loans as a percentage of our managed credit card loans, including any accrued interest and fees at the periods ended:

	April 3,	January 2,	March 28,
	2010	2010	2009
Number of days delinquent and still accruing:
Greater than 30 days	1.09%	1.07%	1.35%
Greater than 60 days	0.67	0.66	0.86
Greater than 90 days	0.36	0.36	0.47

Non-accrual	0.22	0.18	0.01
Restructured (excluded from percentages above)	3.85	3.52	2.61

The following chart reports delinquencies as a percentage of our managed credit card loans, including any delinquent non-accrual and restructured credit card loans, that is consistent with our monthly external reporting for the periods presented:

	April 3,	January 2,	March 28,
	2010	2010	2009
Number of days delinquent and still accruing:
Greater than 30 days	1.73%	1.79%	1.89%
Greater than 60 days	1.07	1.09	1.15
Greater than 90 days	0.56	0.56	0.59

We have devoted significant attention to processes which will mitigate our charge-offs.  These processes include changes in our collection strategies, and practices that proactively promote our fixed payment and non-accrual plans to certain cardholders as necessary.

Allowance for Loan Losses and Charge-offs

The allowance for loan losses represents management’s estimate of probable losses inherent in the loan portfolio. The allowance for loan losses is established through a charge to the provision for loan losses and is regularly evaluated by management for adequacy. The portfolio is segmented and for each category management estimates losses inherent in the portfolio based on a model which tracks historical loss experience on delinquent accounts and charge-offs, net of estimated recoveries. In addition to these methods of measurement, management also considers other factors such as general economic and business conditions affecting key lending areas, credit concentration and credit quality trends.  Management believes the allowance for loan losses is adequate to cover our anticipated losses under current conditions. Since the evaluation of the inherent loss with respect to these factors is subject to a high degree of uncertainty, the measurement of the overall allowance is subject to estimation risk, and the amount of actual losses can vary significantly from the estimated amounts.

Charge-offs consist of the uncollectible principal, interest, and fees on a customer’s account.  Recoveries are the amounts collected on previously charged-off accounts.  Most bankcard issuers charge-off accounts at 180 days.  We charge off credit card loans on a daily basis after an account becomes at a minimum 130 days contractually delinquent to allow us to manage the collection process more efficiently.  Accounts relating to cardholder bankruptcies, cardholder deaths, and fraudulent transactions are charged off earlier.  WFB records charged-off cardholder fees and accrued interest receivable directly against interest and fee income included in Financial Services revenue.

The following chart shows the activity in our allowance for loan losses and charge-off activity for the periods presented:

	Three Months Ended
	April 3,	March 28,
	2010	2009
	(Dollars in Thousands)

Balance, beginning of period	$1,374	$1,507
Change in allowance for loan losses upon adoption of ASC Topics 810 and 860	114,573	-
	115,947	1,507
Provision for loan losses	15,147	19

Charge-offs	(29,982)	(388)
Recoveries	3,738	42
Net charge-offs	(26,244)	(346)
Balance, end of period	$104,850	$1,180

Net charge-offs on securitized credit card loans	$-	$(22,269)
Net charge-offs on credit card loans on consolidated balance sheet	(26,244)	(346)
Charge-offs of accrued interest and fees (recorded as a reduction in interest and fee income)	(3,762)	(3,800)
Total net charge-offs including accrued interest and fees	$(30,006)	$(26,415)

Net charge-offs including accrued interest and fees as a
percentage of average managed credit card loans	4.96%	4.72%

For the three months ended April 3, 2010, net charge-offs as a percentage of average managed credit card loans decreased to 4.96%, down 10 basis points compared to 5.06% for fiscal year 2009, down 30 basis points compared to the fourth quarter of 2009, and up 24 basis points compared to the three months ended  March 28, 2009.  Net charge-offs for the three months ended April 3, 2010, represent the lowest level experienced since the first quarter of 2009.  We believe our charge-off levels remain below industry averages.  Our allowance for loan losses decreased from year end 2009 due to improved outlooks in the quality of our credit card portfolio evidenced by lower delinquencies and delinquency roll-rates, a decrease in our credit card loans balance, and favorable charge-off trends.

The quality of our managed credit card loan portfolio at any time reflects, among other factors:  1) the creditworthiness of cardholders, 2) general economic conditions, 3) the success of our account management and collection activities, and 4) the life-cycle stage of the portfolio.  During periods of economic weakness, delinquencies and net charge-offs are more likely to increase. We have mitigated periods of economic weakness by selecting a customer base that is very creditworthy.  The median Fair Isaac Corporation (“FICO”) scores of our credit cardholders were 787 at March 31, 2010, compared to 787 at the end of 2009.

Other Revenue

Other revenue was $6 million for the three months ended April 3, 2010, compared to $5 million for the three months ended March 28, 2009.  Real estate revenue totaled $0.7 million for the three months ended April 3, 2010, compared to $0.2 million for the three months ended March 28, 2009.  Pre-tax gains on the sale of real estate totaled $0.5 million for the three months ended April 3, 2010.  There were no real estate sales for the three months ended March 28, 2009.

Gross Profit

Gross profit, or gross margin, is defined as total revenue less the costs of related merchandise sold and shipping costs.  Comparisons of gross profit and gross profit as a percentage of revenue for our operations, year over year, and to the retail industry in general, are impacted by:

•	shifts in customer preferences;
•	retail store, distribution, and warehousing costs which we exclude from our cost of revenue;
•	Financial Services revenue we include in revenue for which there are no costs of revenue;
•	real estate land sales we include in revenue for which costs vary by transaction;
•	outfitter services revenue we include in revenue for which there are no costs of revenue; and
•	customer shipping charges in revenue which are slightly higher than shipping costs in costs of revenue because of our practice of pricing shipping charges to match costs.

Accordingly, comparisons of gross margins on merchandising revenue presented below are the best metrics for analysis of our gross profit as follows:

	Three Months Ended
	April 3,	March 28,	Increase	%
	2010	2009	(Decrease)	Change
	(Dollars in Thousands)

Merchandise sales	$494,036	$500,878	$(6,842)	(1.4)%
Merchandise gross margin	164,601	$174,564	(9,963)	(5.7)
Merchandise gross margin as a percentage of merchandise revenue	33.3%	34.9%	(1.6)%

Merchandise Gross Margin – The gross margin of our merchandising business decreased $10 million, or 5.7%, to $165 million in the three months ended April 3, 2010, compared to the same period in 2009.  Our merchandise gross margin as a percentage of revenue of our merchandising business decreased to 33.3% in the three months ended April 3, 2010, from 34.9% in the three months ended March 28, 2009.  Merchandise gross margin and merchandise gross margin as a percentage of revenue decreased for the three months ended April 3, 2010, compared to the three months ended March 28, 2009, primarily due to management’s efforts to reduce aged and unproductive inventory.  We continued to actively manage inventory levels and realized a 22% reduction in inventories compared to March 28, 2009.

Selling, Distribution, and Administrative Expenses

	Three Months Ended
	April 3,	March 28,	Increase	%
	2010	2009	(Decrease)	Change
	(Dollars in Thousands)

Selling, distribution, and administrative expenses	$214,236	$199,222	$15,014	7.5%
SD&A expenses as a percentage of total revenue	38.3%	36.9%
Retail store pre-opening costs	$876	$775	101	13.0

Selling, distribution, and administrative expenses include all operating expenses related to our retail stores, Internet website, distribution centers, product procurement, and overhead costs, including: advertising and marketing, catalog costs, employee compensation and benefits, occupancy costs, information systems processing, and depreciation and amortization.

Selling, distribution, and administrative expenses increased $15 million, or 7.5%, for the three months ended April 3, 2010, compared to the three months ended March 28, 2009.  The most significant factors contributing to the changes in selling, distribution, and administrative expenses for the three months ended April 3, 2010, compared to the three months ended March 28, 2009, included:

•	an increase in operating expenses of $18 million relating to matters arising out of the FDIC compliance examination,
•	managed reductions in catalog-related costs resulting in a decrease in catalog and Internet marketing costs of $3 million,
•	a decrease of $2 million in employee compensation and benefits due to enhanced efficiencies in our Retail business,

Significant selling, distribution, and administrative expense increases and decreases related to specific business segments included the following:

Retail Business Segment:
•	An increase in marketing fees of $4 million received from the Financial Services segment.
•	A decrease in comparable store employee compensation and benefits of $2 million realized from our focus to enhance our retail store efficiencies.

Direct Business Segment:
•	A net decrease in catalog and Internet related marketing costs of $3 million compared to the comparable period of 2009 primarily due to a managed reduction in catalog page count and lower circulation.
•	An increase in marketing fees of $3 million received from the Financial Services segment.

Financial Services:
•	An increase in operating expenses of $18 million relating to matters arising out of the FDIC compliance examination.
•	An increase of $7 million in the marketing fee paid by the Financial Services segment to the Retail segment ($4 million) and the Direct business segment ($3 million).
•	Changes in marketing programs and a reduction in new accounts resulting in a decrease of $1 million in advertising and promotional costs.
•	An increase in contract labor of $1 million primarily as a result of an increase in collection agency costs.

Corporate Overhead, Distribution Centers, and Other:
•	A decrease of $1 million in employee compensation and benefits.
•	A decrease of contract labor of $1 million compared to the similar period in 2009.
•	A decrease of professional fees of $1 million.

Restructuring and Impairment Charges

Restructuring and impairment charges consisted of the following for the periods ended:

	Three Months Ended
	April 3,	March 28,
	2010	2009
Impairment losses on:
Property and equipment	$-	$1,072

Restructuring charges for:
Severance and related benefits	-	606
Total	$-	$1,678

In conjunction with the preparation of our condensed consolidated financial statements for the first quarter of 2009 and 2008, we evaluated the recoverability of certain property and equipment including future retail store sites. In accordance with the provisions of ASC Topic 360, Property, Plant, and Equipment, we recognized impairment losses totaling $1 million in the three months ended March 28, 2009.

Also in the three months ended March 28, 2009, we incurred charges totaling $1 million for severance and related benefits primarily from outplacement costs and a voluntary retirement plan implemented in February 2009.  All impairment and restructuring charges were recorded to the Corporate Overhead and Other segment for 2009.  No impairment and restructuring charges were recorded during the three months ended April 3, 2010.

Operating Income

Operating income is revenue less cost of revenue and selling, distribution, and administrative expenses.  Operating income for our merchandise business segments excludes costs associated with operating expenses of distribution centers, procurement activities, and other corporate overhead costs.

	Three Months Ended
	April 3,	March 28,	Increase	%
	2010	2009	(Decrease)	Change
	(Dollars in Thousands)

Total operating income	$15,939	$12,326	$3,613	29.3%

Total operating income as a percentage of total revenue	2.8%	2.3%

Operating income by business segment:
Retail	$17,942	$18,054	(112)	(0.6)
Direct	30,270	29,416	854	2.9
Financial Services	12,947	11,969	978	8.2

Operating income as a percentage of segment revenue:
Retail	6.6%	6.6%
Direct	13.6	13.1
Financial Services	21.6	35.3

Operating income increased $4 million, or 29.3%, for the three months ended April 3, 2010, compared to the three months ended March 28, 2009.  Operating income as a percentage of revenue also increased to 2.8% for the three months ended April 3, 2010, from 2.3% for the three months ended March 28, 2009.  The increases in total operating income and total operating income as a percentage of total revenue were primarily due to increases in revenue from our Financial Services segment, a decrease in catalog and Internet related marketing costs, and improved labor efficiencies in our Retail business.  These improvements were partially offset by lower revenue from our Direct business segment and lower merchandise gross margin.

Under a contractual arrangement, the Financial Services segment incurs a marketing fee paid to the Retail and Direct business segments.  The marketing fee is determined based on the terms of the contractual arrangement that were consistently applied to both periods presented.  The marketing fee is included in selling, distribution, and administrative expenses as an expense for the Financial Services segment and as a credit to expense for the Retail and Direct business segments.   The marketing fee paid by the Financial Services segment to these two business segments increased $7 million for the three months ended  April 3, 2010, compared to the three months ended  March 28, 2009 – a $4 million increase to the Retail segment and a $3 million increase to the Direct business segment.

Interest (Expense) Income, Net

Interest expense, net of interest income, decreased to $5 million for the three months ended April 3, 2010, compared to the three months ended March 28, 2009.  The net decrease in interest expense was primarily due to a lower average balance of debt outstanding from managed debt reduction and lower weighted average interest rates comparing the respective periods.

Other Non-Operating Income, Net

Other non-operating income was $2 million for both the three months ended April 3, 2010, and the three months ended March 28, 2009.  Other non-operating income primarily represents interest earned on our economic development bonds.

Provision for Income Taxes

Our effective tax rate was 33.8% for the three months ended April 3, 2010, compared to 39.9% for the three months ended March 28, 2009.  The effective tax rate for the three months ended April 3, 2010, compared to the three months ended March 28, 2009, was impacted primarily by our international restructuring completed in August 2009.  The effective tax rate for the three months ended March 28, 2009, was higher because of the recognition of amounts related to tax contingencies in the period.  Refer to Note 8 herein of our condensed consolidated financial statements for additional information.

Liquidity and Capital Resources
Overview

We believe that we will have sufficient capital available from cash on hand, our revolving credit facility, and other borrowing sources to fund our foreseeable cash requirements and near-term growth plans, including restitution payments to cardholders and monetary penalties payable to the FDIC arising out of the compliance examination conducted by the FDIC during the second quarter of 2009.  At April 3, 2010, January 2, 2010, and March 28, 2009, cash on a consolidated basis totaled $291 million, $582 million, and $541 million, respectively, of which $252 million, $371 million, and $537 million, respectively, was cash at our Financial Services business segment which will be utilized to meet this segment’s liquidity requirements.  WFB invested its excess cash in U. S. government agency securities totaling $225 million at April 3, 2010.  These securities mature prior to our fiscal year end when we will utilize the additional liquidity to fund maturing securitization borrowings.  We will continue to evaluate additional funding sources to determine the most cost effective source of funds for our Financial Services business segment.  These potential sources include, among others, certificates of deposit and securitizations.
.
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

Our unsecured $350 million revolving credit facility and unsecured senior notes contain certain financial covenants, including the maintenance of minimum debt coverage, a fixed-charge coverage ratio, a cash flow leverage ratio, and a minimum tangible net worth standard.  In the event that we failed to comply with these covenants and the failure to comply would go beyond 30 days, a default would trigger and all principal and outstanding interest would immediately be due and payable.  At April 3, 2010, we were in compliance with all financial covenants under our credit agreements and unsecured notes.  We anticipate that we will continue to be in compliance with all financial covenants under our credit agreements and unsecured notes throughout 2010.

In addition, distress in the worldwide credit markets has had an adverse impact on the availability of credit. Although our $350 million unsecured revolving credit facility does not expire until June 2012, continued market deterioration could jeopardize the counterparty obligations of one or more of the banks participating in our facility, which could have an adverse effect on our business if we are not able to replace such credit facility or find other sources of liquidity on acceptable terms.  We currently expect all participating banks to provide funding as needed pursuant to the terms of our credit facility.

Financial Services Business Segment (World’s Foremost Bank or “WFB”) – The primary cash requirements of WFB relate to the financing of credit card loans.  These cash requirements will increase if our credit card originations increase or if our cardholders’ balances or spending increase. WFB sources operating funds in the ordinary course of business through various financing activities, which include funding obtained from securitization transactions, borrowing under its federal funds purchase agreements, obtaining brokered and non-brokered certificates of deposit, and generating cash from operations. WFB completed a term securitization transaction for $500 million in April 2009 and an additional securitization transaction for $300 million on February 12, 2010, under the TALF program.  The most senior class of asset-backed notes issued in the transactions qualified as “eligible collateral” under the TALF program provided by the Federal Reserve Bank of New York (“FRBNY”).   The TALF program was designed to increase credit availability and support economic activity by facilitating renewed issuance of consumer and business asset-backed securities at more normal interest rate spreads.  Under the TALF program, the FRBNY provided non-recourse funding to eligible investors who purchased TALF eligible asset-backed notes sponsored by WFB.  No funding was provided directly to WFB.  The TALF program ceased making new loans secured by eligible collateral backed by credit card receivables on March 31, 2010.  WFB does not have any significant continuing obligations under the TALF program, except that under certain circumstances WFB must notify the FRBNY and investors if the asset-backed notes cease to qualify as eligible collateral under the TALF program and WFB agrees to provide certain information regarding the asset-backed notes to the FRBNY.  In addition during 2009, WFB renewed and increased a $214 million variable funding facility to $260 million and renewed and increased a $376 million variable funding facility to $412 million.  Effective December 11, 2009, we amended the terms of our credit agreement to allow us to invest up to $225 million into WFB in 2010 plus up to $25 million per year through June 30, 2012, when this credit agreement expires. We made a $75 million investment in WFB in March 2010.  In addition to the securitization completed in February 2010 and the $75 million investment in March 2010, WFB intends to renew its two variable funding facilities, issue additional certificates of deposits, and receive additional investments from Cabela’s.  We believe that these liquidity sources are sufficient to fund WFB’s foreseeable cash requirements and near-term growth plans.

WFB is prohibited by regulations from lending money to Cabela’s or other affiliates. WFB is subject to capital requirements imposed by Nebraska banking law and the Visa membership rules, and its ability to pay dividends is also limited by Nebraska and Federal banking law.  If there are any disruptions in the credit markets, our Financial Services business, like many other financial institutions, may increase its funding from certificates of deposit which may result in increased competition in the deposits market with fewer funds available or at unattractive rates.  Our ability to issue certificates of deposit is reliant on our current regulatory capital levels.  WFB is classified as a “well capitalized” bank, the highest category under the regulatory framework for prompt corrective action.  If WFB were to be classified as an “adequately capitalized” bank, which is the next level category down from well capitalized, we would be required to obtain a waiver from the FDIC in order to continue to issue certificates of deposits.  In addition to the non-brokered certificates of deposit market to fund growth and maturing securitizations, we have access to the brokered certificates of deposit market through multiple financial institutions for liquidity and funding purposes.

The ability of our Financial Services business to engage in securitization transactions on favorable terms or at all could be adversely affected by further disruptions in the capital markets or other events, which could materially affect our business and cause our Financial Services business to lose an important source of capital.  As a result of the guidance under ASC Topics 810 and 860, there is some uncertainty over existing FDIC guidance regarding standards for legal isolation of the transferred assets. If FDIC Rule 12 C.F.R. 360.6 “Treatment by the Federal Deposit Insurance Corporation as Conservator or Receiver of Financial Assets Transferred by an Insured Depository Institution in Connection With a Securitization or Participation” on legal isolation is not modified, our securitizations will no longer have the benefit of the current rule as they will not meet all of the conditions for sale accounting treatment under GAAP.  In November 2009, the FDIC announced an interim amendment of this regulation.  Under the interim amendment, the legal isolation of property transferred in a securitization transaction prior to March 31, 2010, is preserved, regardless of whether the transfer qualifies for sale accounting treatment under new accounting standards if the transfer otherwise complies with the FDIC’s regulation.  In March 2010, the FDIC extended the interim amendment until September 30, 2010. On December 15, 2009, the FDIC issued an Advance Notice of Proposed Rulemaking in order to solicit public comments on proposed amendments to the FDIC’s regulation that apply to securitization transactions completed after September 30, 2010.  We cannot predict the terms and conditions of the FDIC’s ultimate regulation relating to the treatment of financial assets transferred in a securitization.  Until these issues are resolved, our ability to complete new securitization transactions after September 30, 2010, on acceptable terms or at all may be adversely affected.  In addition, on April 7, 2010, the SEC issued proposed rules that will significantly change the offering process, disclosure, and reporting for asset-backed securities.  WFB is currently evaluating the impact these proposed rules may have on new securitizations.

On January 21, 2010, the Office of the Comptroller of the Currency, the FDIC, the Office of Thrift Supervision, and the Federal Reserve (collectively, the “federal agencies”) issued final rules entitled Risk-Based Capital Guidelines; Capital Adequacy Guidelines; Capital Maintenance; Regulatory Capital; Impact of Modifications to Generally Accepted Accounting Principles; Consolidation of Asset-Backed Commercial Paper Programs; and Other Related Issues relating to changes to regulatory capital as a result of ASC Topics 810 and 860. The final rule provides an optional two-quarter delay and subsequent two-quarter phase-in (for a maximum of one year) for the effect on risk-based capital relating to the assets that must be consolidated as a result of the change in accounting principles.  WFB elected the optional two-quarter delay and subsequent two-quarter phase-in provision.  WFB’s required regulatory capital was increased due to the consolidation of the assets and liabilities of the Trust on WFB’s balance sheet under ASC Topics 810 and 860.  As a result, Cabela’s invested $75 million into WFB in the first quarter of 2010 in order for WFB to satisfy the requirements for the well-capitalized classification and will make an additional investment of approximately $125 million by the end of 2010. We had sufficient liquidity at April 3, 2010, to make the necessary investment in WFB.  If WFB fails to satisfy the requirements for the well-capitalized classification under the regulatory framework for prompt corrective action, WFB would become subject to regulatory restrictions and WFB’s ability to issue certificates of deposit could be affected.  Effective December 11, 2009, we amended the terms of our credit agreement to allow us to invest up to $225 million into WFB in 2010 plus up to $25 million per year through June 30, 2012, when this credit agreement expires.

Operating, Investing, and Financing Activities

The following table presents changes in our cash and cash equivalents for the periods presented:

	Three Months Ended
	April 3,	March 28,
	2010	2009
	(In Thousands)
Net cash provided by (used in) operating activities	$10,094	$(67,157)

Net cash used in investing activities	(156,145)	(19,163)

Net cash (used in) provided by financing activities	(145,508)	216,716

2010 versus 2009

Effective fiscal 2010, the adoption of ASC Topics 810 and 860 resulted in reflecting the net change in total credit card loans originated at Cabela’s as an operating activity and the net change in total credit card loans originated at third parties as an investing activity.  Activities in 2009 do not reflect the consolidation of the credit card loans held by the Trust but reflect in operating activities the related securitization transactions associated with securitized loans, including retained interests, and activity on credit card loans held by WFB.

Operating Activities – Cash provided by operating activities increased $77 million for the three months ended April 3, 2010, compared to the three months ended March 28, 2009.  This net increase in cash from operations comparing the respective periods was primarily due to a net decrease in inventory of $51 million between the respective periods to a balance of $446 million at April 3, 2010, compared to a balance of $574 million at March 28, 2009. Prepaid expenses and other current assets increased $35 million and the provision for loan losses increased $15 million.  WFB received cash on a net basis for credit card loans originated at Cabela’s of $58 million for the three months ended April 3, 2010. For the three months ended March 28, 2009, WFB received cash on a net basis for credit card loans held for sale of $25 million (net of collections and proceeds from securitizations).  These increases to cash provided by operating activities were partially offset by net decreases of $31 million in income taxes and $25 million in accounts payable and accrued expenses and gift instruments, and credit card loyalty rewards programs.

Investing Activities – Cash used in investing activities increased by $136 million for the three months ended April 3, 2010, compared to the three months ended March 28, 2009.  WFB purchased U. S. government agency securities totaling $225 million during the three months ended April 3, 2010.  In addition, net changes in credit card loans originated at third parties totaled $87 million during the three months ended April 3, 2010.  Cash paid for property and equipment additions totaled $14 million compared to $20 million for the three months ended March 28, 2009.  At April 3, 2010, we estimated total capital expenditures, including the purchase of economic development bonds, to approximate $48.4 million relating to the development, construction, and completion of retail stores for the remainder of fiscal 2010 and fiscal 2011.  We expect to fund these estimated capital expenditures with funds from operations.

Financing Activities – Cash provided by financing activities decreased $362 million for the three months ended April 3, 2010, compared to the three months ended March 28, 2009.  This net use of funds from financing activities was due to the repaying of $400 million of secured long-term Trust obligations which was partially offset by borrowing $255 million of secured long-term Trust obligations, both transactions during the three months ended April 3, 2010.  In addition, net borrowings of time deposits, which WFB utilizes to fund its credit card operations, decreased $136 million in comparing the respective periods, from a $15 million net decrease in time deposits for the three months ended April 3, 2010, compared to a net increase of $121 million for the three months ended March 28, 2009.  Also, our lines of credit decreased $101 million in the three months ended March 28, 2009, to a balance of $120 million at March 28, 2009.  This compares to no change in the three months ended April 3, 2010, as we had no borrowings outstanding on our unsecured revolving credit facility at April 3, 2010, and January 2, 2010.

The following table presents the borrowing activities of our merchandising business and WFB for the periods presented:

	Three Months Ended
	April 3,	March 28,
	2010	2009
	(In Thousands)
Borrowings on (repayment of) lines of credit and short-term debt, net	$(333)	$101,051
Borrowing on (repayment of) secured borrowings of the Trust, net	(145,000)	-
Issuances of long-term debt, net of repayments	(79)	(77)
Total	$(145,412)	$100,974

Available funds under our revolving credit facilities at:	April 3,	March 28,
	2010	2009
	(In Thousands)
Amounts available for borrowing under credit facilities (1)	$364,836	$442,068
Principal amounts outstanding	(5,494)	(129,332)
Outstanding letters of credit and standby letters of credit	(20,149)	(18,509)
Remaining borrowing capacity, excluding WFB facilities	$339,193	$294,227
_______________

(1)	Consists of our revolving credit facility of $350 million and $15 million CAD from the credit facility of our Canada operations.

In addition, WFB has total borrowing availability of $85 million under its agreements to borrow federal funds.  At the end of the three months ended April 3, 2010, the entire $85 million of borrowing capacity was available to WFB.

Our unsecured $350 million credit agreement requires us to comply with certain financial and other customary covenants, including 1) a fixed charge coverage ratio (as defined) of no less than 1.50 to 1.00 as of the last day of any quarter; 2) a cash flow leverage ratio (as defined) of no more than 3.00 to 1.00 as of the last day of any quarter; and 3) a minimum tangible net worth standard (as defined).  In addition, our unsecured senior notes contain various covenants and restrictions such as the maintenance of minimum debt coverage, net worth, and financial ratios. The significant financial ratios and net worth requirements in the long-term debt agreements are 1) a limitation of funded debt to be less than 60% of consolidated total capitalization; 2) cash flow fixed charge coverage ratio, as defined, of no less than 2.00 to 1.00 as of the last day of any quarter; and 3) a minimum consolidated adjusted net worth (as defined).  Also, the debt agreements contain cross default provisions to other outstanding credit facilities. In the event that we failed to comply with these covenants and the failure to comply would go beyond 30 days, a default would trigger and all principal and outstanding interest would immediately be due and payable.  At April 3, 2010, we were in compliance with all financial covenants under our credit agreements and unsecured notes.  We anticipate that we will continue to be in compliance with all financial covenants under our credit agreements and unsecured notes through the next 12 months.

Economic Development Bonds and Grants

Economic Development Bonds – Through economic development bonds, the state or local government sells bonds to provide funding for land acquisition, readying the site, building infrastructure and related eligible expenses associated with the construction and equipping of our retail stores. In the past, we have primarily been the sole purchaser of these bonds. The bond proceeds that are received by the governmental entity are then used to fund the construction and equipping of new retail stores and related infrastructure development. While purchasing these bonds involves an initial cash outlay by us in connection with a new store, some or all of these costs can be recaptured through the repayment of the bonds. The payments of principal and interest on the bonds are typically tied to sales, property, or lodging taxes generated from the store and, in some cases, from businesses in the surrounding area, over periods which range between 20 and 30 years. In addition, some of the bonds that we have purchased may be repurchased for par value by the governmental entity prior to the maturity date of the bonds. However, the governmental entity from which we purchase the bonds is not otherwise liable for repayment of principal and interest on the bonds to the extent that the associated taxes are insufficient to pay the bonds.  At April 3, 2010, January 2, 2010, and March 28, 2009, economic development bonds totaled $111 million, $108 million, and $116 million, respectively.

Grants – We generally have received grant funding in exchange for commitments made by us to the state or local government providing the funding.  The commitments, such as assurance of agreed employment and wage levels at our retail stores or that the retail store will remain open, typically phase out over approximately five to ten years. If we fail to maintain the commitments during the applicable period, the funds we received may have to be repaid or other adverse consequences may arise, which could affect our cash flows and profitability.  At April 3, 2010, January 2, 2010, and March 28, 2009, the total amount of grant funding subject to specific contractual remedies was $16 million, $10 million, and $10 million, respectively.

Securitization of Credit Card Loans

Our Financial Services business historically has funded most of its growth in credit card loans through an asset securitization program. WFB utilizes the Trust for the purpose of routinely selling and securitizing credit card loans and issuing beneficial interest to investors. The Trust issues variable funding facilities and long-term notes each of which has an undivided interest in the assets of the Trust. WFB must retain a minimum 20 day average of 5% of the loans in the securitization trust which ranks pari passu with the investors’ interests in the securitization trusts.  In addition, WFB owns notes issued by the Trust from some of the securitizations, which in some cases may be subordinated to other notes issued.  WFB’s retained interests are eliminated upon consolidation of the Trust. The consolidated assets of the Trust are subject to credit, payment and interest rate risks on the transferred credit card loans.  The credit card loans of the Trust are restricted for the repayment of the secured borrowings of the Trust.

To protect investors, the securitization structures include certain features that could result in earlier-than-expected repayment of the securities, which could cause WFB to sustain a loss of one or more of its retained interests and could prompt the need for WFB to seek alternative sources of funding. The primary investor protection feature relates to the availability and adequacy of cash flows in the securitized pool of loans to meet contractual requirements, the insufficiency of which triggers early repayment of the securities. WFB refers to this as the “early amortization” feature.  Investors are allocated cash flows derived from activities related to the accounts comprising the securitized pool of loans, the amounts of which reflect finance charges collected, certain fee assessments collected, allocations of interchange, and recoveries on charged off accounts.  These cash flows are considered to be restricted under the governing documents to pay interest to investors, servicing fees, and to absorb the investor’s share of charge-offs occurring within the securitized pool of loans. Any cash flows remaining in excess of these requirements are reported to investors as excess spread.  An excess spread of less than zero percent for a contractually specified period, generally a three-month average, would trigger an early amortization event. Such an event could result in WFB incurring losses related to its retained interests. In addition, if WFB’s retained interest in the loans falls below the 5% minimum 20 day average and WFB fails to add new accounts to the securitized pool of loans, an early amortization event would be triggered.  The investors have no recourse to WFB’s other assets for failure of debtors to pay other than for breaches of certain customary representations, warranties, and covenants. These representations, warranties, covenants, and the related indemnities, do not protect the Trust or third party investors against credit-related losses on the loans.

Another feature, which is applicable to the notes issued from the Trust, is one in which excess cash flows generated by the transferred loans are held at the Trust for the benefit of the investors. This cash reserve account funding is triggered when the three-month average excess spread rate of the Trust decreases to below 4.50% or 5.50% (depending on the series) with increasing funding requirements as excess spread levels decline below preset levels or as contractually required by the governing documents. Similar to early amortization, this feature also is designed to protect the investors’ interests from loss thus making the cash restricted.  Upon scheduled maturity or early amortization of a securitization, WFB is required to remit principal payments received on the securitized pool of loans to the Trust which are restricted for the repayment of the investors’ principal note.

The total amounts and maturities for our credit card securitizations are as follows:

Series	Type	Total Available Capacity	Third Party Investor Available Capacity	Third Party Investor Outstanding	Interest Rate	Expected Maturity
	(Dollars in Thousands)

Series 2005-I	Term	$140,000	$140,000	$140,000	Fixed	October 2010
Series 2005-I	Term	110,000	109,500	109,500	Floating	October 2010
Series 2006-III	Term	250,000	250,000	250,000	Fixed	October 2011
Series 2006-III	Term	250,000	250,000	250,000	Floating	October 2011
Series 2008-I	Term	461,500	461,500	461,500	Fixed (1)	December 2010
Series 2008-I	Term	38,500	38,500	38,500	Floating	December 2010
Series 2008-IV	Term	122,500	122,500	122,500	Fixed	September 2011
Series 2008-IV	Term	77,500	75,900	75,900	Floating	September 2011
Series 2009-I	Term	75,000	-	-	Fixed	March 2012
Series 2009-I	Term	425,000	425,000	425,000	Floating	March 2012
Series 2010-I	Term	255,000	255,000	255,000	Floating	January 2015
Series 2010-I	Term	45,000	-	-	Fixed	January 2015
Total term		2,250,000	2,127,900	2,127,900

Series 2006-I	Variable Funding	411,765	350,000	-	Floating	September 2010
Series 2008-III	Variable Funding	260,115	225,000	-	Floating	June 2010
Total variable		671,880	575,000	-
Total available		$2,921,880	$2,702,900	$2,127,900

(1)	The trust entered into an interest rate swap agreement to convert the floating rate notes with a notional amount of $229.85 million into a fixed rate obligation.

We have been, and will continue to be, particularly reliant on funding from securitization transactions for WFB. A failure to renew existing facilities or to add additional capacity on favorable terms as it becomes necessary could increase our financing costs and potentially limit our ability to grow the business of WFB. Unfavorable conditions in the asset-backed securities markets generally, including the unavailability of commercial bank liquidity support or credit enhancements, could have a similar effect. During 2009, WFB completed a securitization transaction for $500 million under the TALF program established by the FRBNY, renewed and increased a $214 million variable funding facility to $260 million, and renewed and increased a $376 million variable funding facility to $412 million.  On February 12, 2010, WFB completed a securitization transaction for $300 million under the TALF program.  In addition to this securitization and the $75 million investment from Cabela’s made in March 2010, WFB intends to renew its two variable funding facilities, issue additional certificates of deposits, and receive additional investments from Cabela’s.  We believe that these liquidity sources are sufficient to fund WFB’s foreseeable cash requirements and near-term growth plans.

Furthermore, WFB’s securitized credit card loans could experience poor performance, including increased delinquencies and credit losses, lower payment rates, or a decrease in excess spreads below certain thresholds.  This could result in a downgrade or withdrawal of the ratings on the outstanding securities issued in WFB’s securitization transactions, cause “early amortization” of these securities, or result in higher required credit enhancement levels.  Credit card loans performed within established guidelines and no events which could trigger an “early amortization” occurred during the three months ended April 3, 2010, and March 28, 2009, and the year ended 2009.  WFB has not provided any financial or other support that it was not contractually required to provide during the three months ended April 3, 2010, and March 28, 2009, and year ended 2009.

Certificates of Deposit

WFB utilizes brokered and non-brokered certificates of deposit to partially finance its operating activities.  WFB issues certificates of deposit in a minimum amount of one hundred thousand dollars in various maturities.  At April 3, 2010, WFB had $461 million of certificates of deposit outstanding with maturities ranging from April 2010 to April 2016 and with a weighted average effective annual fixed rate of 4.17%. This outstanding balance compares to $477 million and $607 million at January 2, 2010, and March 28, 2009, respectively, with weighted average effective annual fixed rates of 4.19% and 4.36%, respectively.

Impact of Inflation

We do not believe that our operating results have been materially affected by inflation during the preceding three years. We cannot assure, however, that our operating results will not be adversely affected by inflation in the future.

Contractual Obligations and Other Commercial Commitments

In the normal course of business, we enter into various contractual obligations that may require future cash payments. Contractual obligations increased approximately $2.1 billion from January 2, 2010, largely as a result of the consolidation of the liabilities of the Trust used in our securitization. See Note 6 for the expected maturities of the secured long-term obligations of the Trust.  For a description of our contractual obligations as of January 2, 2010, see our annual report on Form 10-K for the fiscal year ending January 2, 2010, under “Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Contractual Obligations and Other Commercial Commitments.”

Off-Balance Sheet Arrangements

Operating Leases - We lease various items of office equipment and buildings.  Rent expense for these operating leases is recorded in selling, distribution, and administrative expenses in the consolidated statements of income.

Credit Card Limits - WFB bears off-balance sheet risk in the normal course of its business. One form of this risk is through WFB’s commitment to extend credit to cardholders up to the maximum amount of their credit limits. The aggregate of such potential funding requirements totaled $13 billion above existing balances at the end of April 3, 2010. These funding obligations are not included on our consolidated balance sheet.  While WFB has not experienced, and does not anticipate that it will experience, a significant draw down of unfunded credit lines by its cardholders, such an event would create a cash need at WFB which likely could not be met by our available cash and funding sources. WFB has the right to reduce or cancel these available lines of credit at any time.

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

Financial Services Interest Rate Risk

Interest rate risk refers to changes in earnings due to interest rate changes. To the extent that interest income collected on credit card loans and interest expense on certificates of deposit and secured borrowings do not respond equally to changes in interest rates, or that rates do not change uniformly, earnings could be affected. The variable rate credit card loans are indexed to the one month London Interbank Offered Rate (“LIBOR”) and the credit card portfolio is segmented into risk-based pricing tiers each with a different interest margin. Variable rate secured borrowings are indexed to LIBOR-based rates of interest and are periodically repriced.  Certificates of deposit and fixed rate secured borrowings are priced at the current prevailing market rate at the time of issuance. We manage and mitigate our interest rate sensitivity through several techniques, but primarily by indexing the customer rates to the same index as our cost of funds. Additional techniques we use include managing the maturity, repricing, and mix of fixed and variable assets and liabilities by issuing fixed rate secured borrowings or certificates of deposit and entering into interest rate swaps.

The table below shows the mix of our credit card account balances at the periods ended:

	April 3,	January 2,	March 28,
	2010	2010	2009
As a percentage of total balances outstanding:
Balances carrying an interest rate based upon various interest rate indices	68.0%	65.2%	69.6%
Balances carrying an interest rate of 9.99%	2.7	2.5	1.9
Balances carrying a promotional interest rate of 0.00%	0.1	0.6	1.2
Balances not carrying interest because their previous month's balance was paid in full	29.2	31.7	27.3
	100.0%	100.0%	100.0%

Charges on the credit cards issued by our Financial Services segment were priced at a margin over various defined lending rates.  No interest is charged if the account is paid in full within 24 days of the billing cycle, which represented 29.2% of total balances outstanding at April 3, 2010.  Some of the zero percentage promotion expenses are passed through to the merchandise vendors for each specific promotion offered.

Management has performed several interest rate risk analyses to measure the effects of the timing of the repricing of our interest sensitive assets and liabilities. Based on these analyses, we believe that an immediate increase of 50 basis points, or 0.5%, in LIBOR interest charged to customers and on our cost of funds would cause a pre-tax decrease to earnings of $4 million for our Financial Services segment over the next twelve months.

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

In connection with this quarterly report on Form 10-Q, our Chief Executive Officer and Chief Financial Officer evaluated, with the participation of our management, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on management’s evaluation, our Chief Executive Officer and Chief Financial Officer each concluded that our disclosure controls and procedures were effective as of April 3, 2010.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended April 3, 2010, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 4T.	Controls and Procedures

Not applicable.

.
PART II – OTHER INFORMATION

Item 1.	Legal Proceedings.

We are party to various proceedings, lawsuits, disputes, and claims arising in the ordinary course of business.  These actions include commercial, intellectual property, employment, and product liability claims.  In addition, on March 5, 2010, WFB received a preliminary report from the FDIC that is described on page 17.  Some of these actions involve complex factual and legal issues and are subject to uncertainties.  We cannot predict with assurance the outcome of the actions brought against us.  Accordingly, adverse developments, settlements, or resolutions may occur and negatively impact earnings in the applicable period.  However, we do not believe that the outcome of any current action would have a material adverse effect on our results of operations, cash flows, or financial position taken as a whole.

Item 1A.	Risk Factors.

There have been no material changes from the risk factors disclosed in the “Risk Factors” section of our Annual Report on Form 10-K for the fiscal year ended January 2, 2010, except that the risk factor titled “Our Financial Services business faces the risk of a complex and changing regulatory and legal environment” shall be deleted in its entirety and the following new risk factor shall be added.

Our Financial Services business faces the risk of a complex and changing regulatory and legal environment.

Our Financial Services business operates in a heavily regulated industry and is therefore subject to a wide array of banking and consumer lending laws and regulations. Failure to comply with these laws and regulations could result in financial, structural, and operational penalties being imposed.  For example, on March 5, 2010, WFB received a preliminary report related to a compliance examination conducted in the second quarter of 2009 from the Federal Deposit Insurance Company (“FDIC”).  The FDIC’s preliminary findings were that certain WFB practices regarding the assessment of overlimit fees, late fees, and penalty interest charges and contacting delinquent card holders at their place of employment were improper because such practices were misleading and/or deceptive under applicable law.  The FDIC has indicated that it intends to require WFB to reimburse cardholders who paid improper fees and/or interest charges and has also indicated that it will seek to impose on WFB a monetary penalty as a result of the improper practices.  WFB is currently in discussions with the FDIC to resolve these matters.  The amount of any reimbursement or monetary penalty and the nature of any other relief the FDIC may seek to obtain from WFB have not yet been determined.  However, based on the best information currently available to management, we have estimated WFB’s potential reimbursement obligations and monetary penalties at $18 million ($12 million after tax) and have accrued this amount in our condensed consolidated financial statements in the three months ended April 3, 2010.  We cannot provide assurances regarding the timing, terms, and conditions of any final resolution of these matters with the FDIC.

In addition, as a Visa member bank, WFB must comply with rules and regulations imposed by Visa. For example, WFB and Cabela’s could be fined by Visa for failing to comply with Visa’s data security standards.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Not applicable.

Item 3.	Defaults Upon Senior Securities.

Not applicable.

Item 4.	(Removed and Reserved).

Item 5.	Other Information.

Not applicable.

Item 6.	Exhibits.

(a)                      Exhibits.

Exhibit Number	Description

10	Form of 2004 Stock Plan Restricted Stock Unit Agreement (Performance–Based) (incorporated by reference from Exhibit 10.3 of our Current Report on Form 8-K, filed on March 5, 2010, File No. 001-32227)

31.1	Certification of CEO Pursuant to Rule 13a-14(a) under the Exchange Act

31.2	Certification of CFO Pursuant to Rule 13a-14(a) under the Exchange Act

32.1	Certifications Pursuant to 18 U.S.C. Section 1350

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CABELA’S INCORPORATED

Dated: May 11, 2010	By:	/s/ Thomas L. Millner
Thomas L. Millner
President and Chief Executive Officer

Dated: May 11, 2010	By:	/s/ Ralph W. Castner
Ralph W. Castner
Executive Vice President and Chief Financial Officer

Exhibit Index

Exhibit Number	Description

10	Form of 2004 Stock Plan Restricted Stock Unit Agreement (Performance–Based) (incorporated by reference from Exhibit 10.3 of our Current Report on Form 8-K, filed on March 5, 2010, File No. 001-32227)

31.1	Certification of CEO Pursuant to Rule 13a-14(a) under the Exchange Act

31.2	Certification of CFO Pursuant to Rule 13a-14(a) under the Exchange Act

32.1	Certifications Pursuant to 18 U.S.C. Section 1350