Form 10-Q
period 2010-07-03
CABELAS INC
filed 2010-07-30
CIK 1267130

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 3, 2010
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

Common stock, $0.01 par value:  67,853,898 shares as of July 28, 2010.

CABELA’S INCORPORATED

FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED JULY 3, 2010

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

CABELA'S INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Dollars in Thousands Except Earnings Per Share)
(Unaudited)

	Three Months Ended		Six Months Ended
	July 3,	June 27,	July 3,	June 27,
	2010	2009	2010	2009
Revenue:
Merchandise sales	$465,491	$501,145	$959,527	$1,002,023
Financial services revenue	56,488	44,129	116,472	78,023
Other revenue	3,991	3,962	9,581	8,730
Total revenue	525,970	549,236	1,085,580	1,088,776

Total cost of revenue (exclusive of depreciation and amortization)	299,649	326,060	629,084	652,374
Selling, distribution, and administrative expenses	193,818	192,536	408,054	391,758
Impairment and restructuring charges	1,834	11,692	1,834	13,370

Operating income	30,669	18,948	46,608	31,274

Interest expense, net	(5,671)	(6,054)	(11,125)	(11,888)
Other non-operating income, net	1,786	1,654	3,524	3,700
Income before provision for income taxes	26,784	14,548	39,007	23,086
Provision for income taxes	8,760	5,425	12,892	8,835

Net income	$18,024	$9,123	$26,115	$14,251

Basic earnings per share	$0.27	$0.14	$0.39	$0.21
Diluted earnings per share	$0.26	$0.14	$0.38	$0.21

Basic weighted average shares outstanding	67,792,832	67,030,452	67,615,069	66,804,333
Diluted weighted average shares outstanding	68,798,021	67,570,398	68,814,997	67,030,985

Refer to notes to unaudited condensed consolidated financial statements.

CABELA'S INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands Except Par Values)
(Unaudited)

ASSETS	July 3,	January 2,	June 27,
	2010	2010	2009
CURRENT
Cash and cash equivalents	$274,440	$582,185	$480,756
Held-to-maturity investment securities	224,905	-	-
Accounts receivable, net of allowance for doubtful accounts of $1,186, $1,364 and $1,802	18,615	31,925	34,364
Credit card loans, net of allowance for loan losses of $1,374 and $1,193	-	135,935	138,896
Credit card loans (includes restricted credit card loans of the Trust of $2,412,135), net of allowance for loan losses of $96,000	2,329,491	-	-
Inventories	512,739	440,134	586,613
Prepaid expenses and other current assets (includes restricted cash of the Trust of $25,882 at July 3, 2010)	165,088	150,913	145,468
Income taxes receivable and deferred income taxes	8,936	-	-
Total current assets	3,534,214	1,341,092	1,386,097
Property and equipment, net	812,409	811,765	864,501
Land held for sale or development	29,917	30,772	37,550
Retained interests in securitized loans, including asset-backed securities	-	176,034	121,465
Economic development bonds	107,397	108,491	115,650
Other assets	20,039	23,731	25,411
Total assets	$4,503,976	$2,491,885	$2,550,674

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT
Accounts payable, including unpresented checks of $16,778, $44,394 and $30,560	$196,039	$215,229	$163,143
Gift instruments, and credit card and loyalty rewards programs	176,881	183,915	164,857
Accrued expenses	117,448	145,797	99,270
Time deposits	114,031	120,384	184,711
Current maturities of secured long-term obligations of the Trust	749,500	-	-
Current maturities of long-term debt	224	3,101	222
Income taxes payable and deferred income taxes	-	53,312	13,227
Total current liabilities	1,354,123	721,738	625,430
Long-term time deposits	383,018	356,280	398,662
Secured long-term obligations of the Trust, less current maturities	1,378,400	-	-
Long-term debt, less current maturities	383,271	345,178	490,130
Deferred income taxes	11,509	20,824	40,935
Other long-term liabilities	65,262	63,444	60,136

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Preferred stock, $0.01 par value; Authorized – 10,000,000 shares; Issued – none	-	-	-
Common stock, $0.01 par value:
Class A Voting, Authorized – 245,000,000 shares; Issued – 67,853,898, 67,287,575 and 67,063,457 shares	679	673	671
Class B Non-voting, Authorized – 245,000,000 shares; Issued – none	-	-	-
Additional paid-in capital	295,581	285,490	277,980
Retained earnings	634,250	697,293	661,927
Accumulated other comprehensive income (loss)	(2,117)	965	(5,197)
Total stockholders’ equity	928,393	984,421	935,381
Total liabilities and stockholders’ equity	$4,503,976	$2,491,885	$2,550,674

Refer to notes to unaudited condensed consolidated financial statements.

CABELA'S INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(Unaudited)
	Six Months Ended
	July 3,	June 27,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$26,115	$14,251
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	34,712	34,856
Impairment and restructuring charges	1,834	12,764
Stock based compensation	5,616	4,285
Deferred income taxes	(4,140)	(325)
Provision for loan losses	31,756	343
Other, net	1,784	1,927
Change in operating assets and liabilities:
Accounts receivable	13,039	11,120
Change in credit card loans originated from internal operations, net	46,653	-
Credit card loans held for sale, net	-	134,905
Securitizations of credit card loans, net	-	(107,688)
Retained interests in securitized loans (including asset-backed securities)	-	7,262
Inventories	(72,605)	(68,956)
Prepaid expenses and other current assets	14,687	(13,090)
Land held for sale or development	39	(127)
Accounts payable and accrued expenses	(27,592)	(47,619)
Gift instruments, and credit card and loyalty rewards programs	(7,033)	(19,976)
Other long-term liabilities	(6,381)	(1,504)
Income taxes receivable/payable	(32,314)	(9,181)
Net cash provided by (used in) operating activities	26,170	(46,753)

CASH FLOWS FROM INVESTING ACTIVITIES:
Property and equipment additions	(31,623)	(30,107)
Purchases of held-to-maturity investment securities	(349,905)	-
Maturities of held-to-maturity investment securities	125,000	-
Proceeds from retirements and maturities of economic development bonds	5,428	91
Purchase of asset-backed available-for-sale securities classified with retained interests in securitized loans	-	(76,924)
Change in restricted cash of the Trust, net	(6,498)	-
Change in credit card loans originated externally, net	37,887	-
Other investing changes, net	844	8,418
Net cash used in investing activities	(218,867)	(98,522)

CASH FLOWS FROM FINANCING ACTIVITIES:
Change in unpresented checks net of bank balance	(27,766)	2,343
Change in time deposits, net	20,385	98,484
Borrowings on secured long-term obligations of the Trust	255,000	-
Repayments on secured variable funding obligations of the Trust	(400,000)	-
Borrowings on revolving credit facilities and inventory financing	121,073	438,261
Repayments on revolving credit facilities and inventory financing	(88,735)	(324,728)
Payments on long-term debt	(139)	(147)
Exercise of employee stock options and employee stock purchase plan issuances, net	3,791	2,025
Other financing changes, net	1,343	(311)
Net cash (used in) provided by financing activities	(115,048)	215,927

Net change in cash and cash equivalents	(307,745)	70,652
Cash and cash equivalents, at beginning of period	582,185	410,104
Cash and cash equivalents, at end of period	$274,440	$480,756

Refer to notes to unaudited condensed consolidated financial statements.

CABELA'S INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Dollars in Thousands)
(Unaudited)
					Accumulated
	Common		Additional		Other
	Stock	Common	Paid-In	Retained	Comprehensive
	Shares	Stock	Capital	Earnings	Income (Loss)	Total
BALANCE, at December 28, 2008	66,833,984	$668	$271,958	$647,676	$(6,597)	$913,705
Comprehensive income:
Net income	-	-	-	14,251	-	14,251
Unrealized loss on economic development bonds, net of taxes of $2,128	-	-	-	-	2,611	2,611
Unrealized gain on asset-backed availible-for-sale securities, net of taxes of $640	-	-	-	-	(1,180)	(1,180)
Derivative adjustment, net of taxes of $45	-	-	-	-	77	77
Foreign currency translation adjustment	-	-	-	-	(108)	(108)
Total comprehensive income						15,651
Stock-based compensation	-	-	4,091	-	-	4,091
Employee stock purchase plan issuances	144,675	2	1,210	-	-	1,212
Exercise of employee stock options	84,798	1	691	-	-	692
Tax benefit on employee stock option exercises	-	-	30	-	-	30
BALANCE, at June 27, 2009	67,063,457	$671	$277,980	$661,927	$(5,197)	$935,381

BALANCE, at January 2, 2010	67,287,575	$673	$285,490	$697,293	$965	$984,421
Effect of adopting ASC Topics 810 and 860, net of tax	-	-	-	(89,158)	(3,650)	(92,808)
Comprehensive income:
Net income	-	-	-	26,115	-	26,115
Unrealized gain on economic development bonds, net of taxes of $106	-	-	-	-	189	189
Derivative adjustment, net of taxes of $39	-	-	-	-	71	71
Foreign currency translation adjustment	-	-	-	-	308	308
Total comprehensive income						26,683
Stock-based compensation	-	-	5,438	-	-	5,438
Employee stock purchase plan issuances	69,920	1	1,206	-	-	1,207
Exercise of employee stock options	496,403	5	2,579	-	-	2,584
Tax benefit on employee stock option exercises	-	-	868	-	-	868
BALANCE, at July 3, 2010	67,853,898	$679	$295,581	$634,250	$(2,117)	$928,393

Refer to notes to unaudited condensed consolidated financial statements.

CABELA’S INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands Except Share and Per Share Amounts)
(Unaudited)

1.             MANAGEMENT REPRESENTATIONS

The condensed consolidated financial statements included herein are unaudited and have been prepared by Cabela’s Incorporated and its wholly-owned subsidiaries (“Cabela’s,” “Company,” “we,” “our,” or “us”) pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. Our condensed consolidated balance sheet as of January 2, 2010, was derived from the Company’s audited consolidated balance sheet as of that date. All other condensed consolidated financial statements contained herein are unaudited and reflect all adjustments which are, in the opinion of management, necessary to summarize fairly our financial position and results of operations and cash flows for the periods presented. All of these adjustments are of a normal recurring nature excluding the consolidation of the assets and liabilities of the Cabela’s Master Credit Card Trust and related entities and its subsequent impact on our financial position, results of operations, cash flows, and changes in stockholders’ equity at and for the six months ended July 3, 2010.  All material intercompany balances and transactions have been eliminated in consolidation. Because of the seasonal nature of our operations, results of operations of any single reporting period should not be considered as indicative of results for a full year. These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the fiscal year ended January 2, 2010.

We have evaluated subsequent events through the filing date of this Form 10-Q.  We have determined that there were no subsequent events to recognize or disclose in the condensed consolidated financial statements presented herein.

Reporting Periods - Unless otherwise stated, the fiscal periods referred to in the notes to these condensed consolidated financial statements are the 13 weeks ended July 3, 2010 (the “three months ended July 3, 2010”),  the 13 weeks ended June 27, 2009 (the “three months ended June 27, 2009”), the 26 weeks ended  July 3, 2010 (the “six months ended July 3, 2010”), the 26 weeks ended June 27, 2009 (the “six months ended June 27, 2009”)  and the 53 weeks ended January 2, 2010 (the “year ended 2009”).

CABELA’S INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands Except Share and Per Share Amounts)
(Unaudited)

2.	CHANGE IN ACCOUNTING PRINCIPLES - CONSOLIDATION OF CABELA’S MASTER CREDIT CARD TRUST

Change in Accounting Principles:

The Company’s wholly-owned bank subsidiary, World’s Foremost Bank (“WFB”), utilizes the Cabela’s Master Credit Card Trust and related entities (collectively referred to as the “Trust”) for the purpose of routinely selling and securitizing credit card loans and issuing beneficial interest to investors. In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“FAS”) No. 167, Amendments to FASB Interpretation No. 46(R),  which was codified to Accounting Standards Codification (“ASC”) Topic 810, Consolidations, in December 2009, and FAS No. 166, Accounting for Transfers of Financial Assets, an amendment of FASB Statement No. 140, which was codified to ASC Topic 860, Transfers and Servicing, in December 2009, which significantly changed the accounting for transfers of financial assets and the criteria for determining whether to consolidate a variable interest entity (“VIE”).  The update to ASC Topic 860 eliminated the qualifying special purpose entity (“QSPE”) concept and the update to ASC Topic 810 required reporting entities to evaluate former QSPEs for consolidation, changed the approach to determining a VIE’s primary beneficiary from a mainly quantitative assessment to an exclusively qualitative assessment designed to identify a controlling financial interest, and increased the frequency of required reassessments to determine whether a company is the primary beneficiary of a VIE.  With the elimination of the QSPE concept, the Trust was evaluated based upon its characteristics, risks, purpose, WFB’s involvement, what activities most significantly impact its economic performance, and what entity has the right to receive benefits or obligations to absorb losses that would be significant to the Trust to determine if the Trust was a VIE and if WFB was the primary beneficiary of the Trust.  Based upon this qualitative evaluation, WFB was determined to be the primary beneficiary of the Trust therefore resulting in the consolidation of the Trust effective January 3, 2010, under the guidance of ASC Topics 810 and 860.  Prior to these updates to ASC Topics 810 and 860, the securitizations issued by the Trust qualified for sales treatment under generally accepted accounting principles (“GAAP”), therefore, the Trust was excluded from the consolidated financial statements in accordance with GAAP.

The consolidation of the Trust added to the condensed consolidated balance sheet the securitized credit card loans as restricted credit card loans and the obligations of the Trust as secured borrowings.  The consolidation of the Trust eliminated retained interests in securitized loans, including asset-backed securities, and required the establishment of an allowance for loan losses on the securitized credit card loans. As a result of the initial adoption of the updates to ASC Topics 810 and 860, the Company’s retained earnings were adjusted for the additional allowance for loan losses, the recording of the fair value of an interest rate swap relating to a variable rate obligation of the Trust, and the derecognition of the interest-only strip (previously a component of retained interests), net of tax effects.  The components for the Financial Services segment will not be comparable to prior period amounts as a result of the consolidation of the Trust with the adoption of ASC Topics 810 and 860 as of January 3, 2010. In 2010, the securitization income component will no longer be reflected; rather the remaining components will now reflect the financial performance of the entire managed portfolio which includes the Trust.

CABELA’S INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands Except Share and Per Share Amounts)
(Unaudited)

The following table shows our opening consolidated balance sheet on January 3, 2010, including the assets and liabilities of the Trust, pursuant to the adoption of ASC Topics 810 and 860:

		Effect of	January 3,
		Adopting	2010
	January 3,	ASC Topics	After
	2010	810 and 860	Adoption
ASSETS
Cash and cash equivalents	$582,185	$-	$582,185
Accounts receivable and inventories, net	472,059	-	472,059
Restricted credit card loans	-	2,545,080	2,545,080
Unrestricted credit card loans	137,309	(120,655)	16,654
Allowance for loan losses on credit cards	(1,374)	(114,573)	(115,947)
Credit card loans, net	135,935	2,309,852	2,445,787
Prepaid expenses and other current assets	150,913	20,722	171,635
Total current assets	1,341,092	2,330,574	3,671,666
Property, equipment, and land held for sale, net	842,537	-	842,537
Retained interests in securitized loans	176,034	(176,034)	-
Economic development bonds and other assets	132,222	-	132,222
Total assets	$2,491,885	$2,154,540	$4,646,425

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accruals and other current liabilities	$665,325	$9,703	$675,028
Secured variable funding obligations of the Trust	-	400,000	400,000
Current maturities of secured long-term obligations of the Trust	-	749,500	749,500
Current maturities of long-term debt	3,101	-	3,101
Income taxes payable and deferred income taxes	53,312	(26,358)	26,954
Total current liabilities	721,738	1,132,845	1,854,583
Secured long-term obligations of the Trust, less current maturities	-	1,123,400	1,123,400
Long-term debt, less current maturities	345,178	-	345,178
Other long-term liabilities and deferred income taxes	440,548	(8,897)	431,651
Total liabilities	1,507,464	2,247,348	3,754,812
Common stock and additional paid-in capital	286,163	-	286,163
Retained earnings	697,293	(89,158)	608,135
Accumulated other comprehensive income (loss)	965	(3,650)	(2,685)
Total stockholders’ equity	984,421	(92,808)	891,613
Total liabilities and stockholders’ equity	$2,491,885	$2,154,540	$4,646,425

CABELA’S INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands Except Share and Per Share Amounts)
(Unaudited)

On January 21, 2010, the Office of the Comptroller of the Currency, the Federal Deposit Insurance Corporation, the Office of Thrift Supervision, and the Federal Reserve (collectively, the “federal agencies”) issued final rules entitled Risk-Based Capital Guidelines; Capital Adequacy Guidelines; Capital Maintenance; Regulatory Capital; Impact of Modifications to Generally Accepted Accounting Principles; Consolidation of Asset-Backed Commercial Paper Programs; and Other Related Issues relating to changes to regulatory capital as a result of ASC Topics 810 and 860. The final rule provides an optional two-quarter delay and subsequent two-quarter phase-in (for a maximum of one year) for the effect on risk-based capital relating to the assets that must be consolidated as a result of the change in accounting principles.  WFB elected the optional two-quarter delay and subsequent two-quarter phase-in provision.  WFB’s required regulatory capital was increased due to the consolidation of the assets and liabilities of the Trust on WFB’s balance sheet under ASC Topics 810 and 860.  As a result, Cabela’s invested $75,000 into WFB in the first quarter of 2010 in order for WFB to satisfy the requirements for the well-capitalized classification and will make an additional investment of approximately $125,000 by the end of 2010.  We had sufficient liquidity at July 3, 2010, to make the necessary investment in WFB.  If WFB fails to satisfy the requirements for the well-capitalized classification under the regulatory framework for prompt corrective action, WFB would become subject to regulatory restrictions and WFB’s ability to issue certificates of deposit could be affected.  Effective December 11, 2009, we amended the terms of our credit agreement to allow us to invest up to $225,000 into WFB in 2010 plus up to $25,000 per year through June 30, 2012, when our credit agreement expires.

Cabela’s Master Credit Card Trust:

The Trust issues variable funding facilities and long-term notes each of which has an undivided interest in the assets of the Trust. WFB must retain a minimum 20 day average of 5% of the loans in the securitization trust which ranks pari passu with the investors’ interests in the securitized trusts.  In addition, WFB owns notes issued by the Trust from some of the securitizations, which in some cases may be subordinated to other notes issued.  WFB’s retained interests were eliminated upon consolidation of the Trust. The consolidated assets of the Trust are subject to credit, payment and interest rate risks on the transferred credit card loans.  In our condensed consolidated balance sheet, the credit card loans of the Trust are included in credit card loans as “restricted credit card loans of the Trust” and the obligations of the Trust are recorded as secured borrowings in “secured variable funding obligations of the Trust” and “secured long-term obligations of the Trust.”

To protect investors, the securitization structures include certain features that could result in earlier-than-expected repayment of the securities, which could cause WFB to sustain a loss of one or more of its retained interests and could prompt the need for WFB to seek alternative sources of funding. The primary investor protection feature relates to the availability and adequacy of cash flows in the securitized pool of loans to meet contractual requirements, the insufficiency of which triggers early repayment of the securities. WFB refers to this as the “early amortization” feature.  Investors are allocated cash flows derived from activities related to the accounts comprising the securitized pool of loans, the amounts of which reflect finance charges collected, certain fee assessments collected, allocations of interchange, and recoveries on charged-off accounts.  These cash flows are considered to be restricted under the governing documents to pay interest to investors, servicing fees, and to absorb the investor’s share of charge-offs occurring within the securitized pool of loans. Any cash flows remaining in excess of these requirements are reported to investors as excess spread.  An excess spread of less than zero percent for a contractually specified period, generally a three-month average, would trigger an early amortization event. Such an event could result in WFB incurring losses related to its retained interests. In addition, if WFB’s retained interest in the loans falls below the 5% minimum 20 day average and WFB fails to add new accounts to the securitized pool of loans, an early amortization event would be triggered.  The investors have no recourse to WFB’s other assets for failure of debtors to pay other than for breaches of certain customary representations, warranties, and covenants. These representations, warranties, covenants, and the related indemnities do not protect the Trust or third party investors against credit-related losses on the loans.

CABELA’S INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands Except Share and Per Share Amounts)
(Unaudited)

Another feature, which is applicable to the notes issued from the Trust, is one in which excess cash flows generated by the transferred loans are held at the Trust for the benefit of the investors. This cash reserve account funding is triggered when the three-month average excess spread rate of the Trust decreases to below 4.50% or 5.50% (depending on the series) with increasing funding requirements as excess spread levels decline below preset levels or as contractually required by the governing documents. Similar to early amortization, this feature also is designed to protect the investors’ interests from loss thus making the cash restricted.  Upon scheduled maturity or early amortization of a securitization, WFB is required to remit principal payments received on the securitized pool of loans to the Trust which are restricted for the repayment of the investors’ principal note. Credit card loans performed within established guidelines and no events which could trigger an “early amortization” occurred during the six months ended July 3, 2010, and June 27, 2009, and the year ended January 2, 2010.  WFB has not provided any financial or other support that it was not contractually required to provide during the six months ended July 3, 2010, and June 27, 2009, and the year ended January 2, 2010.

The following table presents the components of the consolidated assets and liabilities of the Trust at July 3, 2010:

Consolidated assets:
Restricted credit card loans	$2,412,135
Restricted cash	25,882
Total	$2,438,017

Consolidated liabilities:
Secured long-term obligations	$2,127,900
Interest rate swap	3,150
Interest due to third party investors	3,327
Total	$2,134,377

3.	CREDIT CARD LOANS

Credit card loans are reported at their principal amounts outstanding less the allowance for loan losses. Interest and fees are accrued in accordance with the terms of the applicable cardholder agreements on credit card loans until the date of charge-off.

Credit card loans are comprised of the following at July 3, 2010:

Credit card loans:
Restricted credit card loans of the Trust (1)	$2,412,135
Unrestricted credit card loans	13,356
Total credit card loans	2,425,491
Allowance for loan losses	(96,000)
Credit card loans, net	$2,329,491

(1) Restricted credit card loans are restricted for repayment of secured borrowings of the Trust.

CABELA’S INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands Except Share and Per Share Amounts)
(Unaudited)

Activity in the allowance for loan losses was as follows for the periods presented:

	Three Months Ended	Six Months Ended
	July 3,	July 3,
	2010	2010
Balance, beginning of period	$104,850	$1,374
Change in allowance upon adoption of ASC Topics 810 and 860	-	114,573
	104,850	115,947

Provision for loan losses	16,609	31,756

Charge-offs	(29,422)	(59,404)
Recoveries	3,963	7,701
Net charge-offs	(25,459)	(51,703)
Balance, end of period	$96,000	$96,000

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

WFB charges off credit card loans on a daily basis after an account becomes at a minimum 130 days contractually delinquent. Accounts relating to cardholder bankruptcies, cardholder deaths, and fraudulent transactions are charged off earlier. WFB recognizes charged-off cardholder fees and accrued interest receivable in interest and fee income that is included in Financial Services revenue. As part of collection efforts, a credit card loan may be closed and placed on non-accrual or restructured in a fixed payment plan prior to charge off. Our fixed payment plans consist of a lower interest rate, reduced minimum payment, and elimination of fees. Loans on fixed payment plans include loans in which the customer has engaged a consumer credit counseling agency to assist them in managing their debt.

The table below provides information on non-accrual, past due, and restructured credit card loans at July 3, 2010:

Credit card loans on non-accrual	$5,491
Credit card loans 90 days or more and still accruing	7,091

Restructured credit card loans excluded from amounts above (specific allowance for loan losses of $42,500 included in total allowance for loan losses)	88,164

CABELA’S INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands Except Share and Per Share Amounts)
(Unaudited)

4.	CREDIT CARD LOANS AND SECURITIZATION PRIOR TO CONSOLIDATION OF THE TRUST

Prior to the adoption of ASC Topics 810 and 860 and the consolidation of the Trust on January 3, 2010, the securitizations qualified as sales under GAAP, therefore, the Trust was excluded from the condensed consolidated financial statements in accordance with GAAP.  Accordingly, the credit card loans equal to the investor interest and the securitization notes were excluded from the condensed consolidated financial statements.  As of January 3, 2010, the Trust was included in the condensed consolidated financial statements.  See Note 2 for additional information on the consolidation of the Trust.

Prior to the consolidation of the Trust, the Company’s condensed consolidated balance sheet reflected retained interests in credit card asset securitizations, which included a transferor’s interest, asset-backed securities, accrued interest receivable on securitized credit card receivables, cash accounts, servicing rights, the interest-only strip, cash reserve accounts, and other retained interests. WFB’s retained interests were subject to credit, payment, and interest rate risks on the transferred credit card receivables. The transferor’s interest was represented by security certificates and was reported in credit card loans held for sale. WFB’s transferor’s interest ranked pari passu with investors’ interests in the securitization trusts. The remaining retained interests were subordinate to certain investors’ interests and, as such, may not have been realized by WFB if needed to absorb deficiencies in cash flows that were allocated to the investors of the trusts.  As contractually required, WFB established certain cash accounts to be used as collateral for the benefit of investors.  There were no amounts in the cash accounts at January 2, 2010, and June 27, 2009, and none were required. In addition, WFB owned asset-backed securities from some of its securitizations, which may have been subordinated to other notes issued.  WFB maintained responsibility for servicing the securitized loans and received a servicing fee based on the average outstanding loans in the Trust. Servicing fees were paid monthly and were reflected in other non-interest income in Financial Services revenue.

WFB’s retained interests, including asset-backed securities, and related receivables were comprised of the following components prior to the consolidation of the Trust as of the dates indicated:

	January 2,	June 27,
	2010	2009
Asset-backed trading securities	$68,752	$20,125

Asset-backed available-for-sale securities (amortized cost of $76,984 and $76,943)	82,705	75,123
Interest-only strip, cash reserve accounts, and cash accounts	24,577	26,217
Transferor's interest	126,328	131,278

Other assets - accrued interest receivable and amounts due from the Trust	38,278	34,589
Total	$340,640	$287,332

CABELA’S INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands Except Share and Per Share Amounts)
(Unaudited)

The table below presents quantitative information about delinquencies, net charge-offs, and components of managed credit card loans, including securitized loans, prior to the consolidation of the Trust, as of the dates indicated:

	January 2,	June 27,
	2010	2009
Credit card loans held for sale (including gross transferor’s interest of $126,328 and $131,278)	$127,450	$130,084
Credit card loans receivable, net of allowances of $1,374 and $1,193	8,485	8,812
Total	$135,935	$138,896

Composition of credit card loans at period end:
Loans serviced	$2,561,734	$2,276,326
Loans securitized and sold to outside investors	(2,272,900)	(2,032,900)
Securitized loans with securities owned by WFB at par which are classified as asset-backed securities in retained interests on securitized loans	(145,852)	(97,225)
	142,982	146,201
Less adjustments to valuations and allowances	(7,047)	(7,305)
Total (including gross transferor’s interest of $126,328 and $131,278)	$135,935	$138,896

Delinquent loans including finance charges and fees at period end:
Managed credit card loans:
30-89 days	$31,719	$28,736
90 days or more and still accruing	14,536	12,823
Securitized credit card loans including transferor's interest:
30-89 days	31,336	28,330
90 days or more and still accruing	14,376	12,603

	Three Months Ended	Six Months Ended
	June 27, 2009	June 27, 2009
Total net charge-offs including finance charges and fees for the periods ended:
Managed credit card loans	$29,417	$55,832
Securitized credit card loans including transferor's interest	28,941	54,582

Annual average credit card loans including finance charges and fees:
Managed credit card loans	2,244,608	2,241,491
Securitized credit card loans including transferor’s interest	2,218,921	2,211,127

Total net charge-offs as a percentage of annual average loans:
Managed credit card loans	5.24%	4.98%
Securitized credit card loans including transferor's interest	5.22%	4.94%

CABELA’S INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands Except Share and Per Share Amounts)
(Unaudited)

5.	SECURITIES

Securities consisted of the following for the periods ended:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
July 3, 2010
Available-for-sale securities:
Economic development bonds	$110,426	$2,106	$(5,135)	$107,397

Held-to-maturity securities:
U.S. government agency (1)	224,905	60	-	224,965

	$335,331	$2,166	$(5,135)	$332,362

January 2, 2010
Available-for-sale securities:
Economic development bonds	$111,815	$999	$(4,323)	$108,491
Asset-backed securities (2)	76,984	5,721	-	82,705

	$188,799	$6,720	$(4,323)	$191,196

June 27, 2009
Available-for-sale securities:
Economic development bonds	$121,396	$37	$(5,783)	$115,650
Asset-backed securities (2)	76,943	825	(2,645)	75,123

	$198,339	$862	$(8,428)	$190,773

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

The carrying value and fair value of securities by contractual maturity at July 3, 2010, were as follows:

	Available-for-Sale		Held-to-Maturity
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
For the six months ending January 1, 2011	$1,314	$1,381	$224,905	$224,965
For the fiscal years ending:
2011	1,732	1,794	-	-
2012	1,959	2,032	-	-
2013	3,639	3,661	-	-
2014	4,036	4,067	-	-
2015-2019	24,439	24,257
2020 and thereafter	73,307	70,205	-	-

	$110,426	$107,397	$224,905	$224,965

CABELA’S INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands Except Share and Per Share Amounts)
(Unaudited)

At July 3, 2010, and June 27, 2009, none of the securities with a fair value below carrying value were deemed to have other than a temporary impairment.  At the end of 2009, the fair value of certain economic development bonds were determined to be below carrying value, with the decline in fair value deemed to be other than temporary. These fair value adjustments totaling $8,032 reduced the carrying value of the economic development bond portfolio at the end of 2009.

6.             BORROWINGS OF FINANCIAL SERVICES SUBSIDIARY

With the adoption of ASC Topics 810 and 860, the issued debt of the Trust was consolidated as of January 3, 2010. See Note 2 for additional information on the consolidation of the Trust. The obligations of the Trust are secured borrowings backed by credit card loans. The following table presents as of July 3, 2010, a summary of the secured fixed and variable rate long-term obligations of the Trust, the expected maturity dates, and the respective weighted average interest rates.

	Expected
	Maturity Date	Fixed	Rate	Variable	Rate	Total	Rate
Series 2005-I	October 2010	$140,000	4.97%	$109,500	0.52%	$249,500	3.00%
Series 2006-III	October 2011	250,000	5.26	250,000	0.44	500,000	2.83
Series 2008-I (1)	December 2010	461,500	4.37	38,500	3.81	500,000	4.31
Series 2008-IV	September 2011	122,500	7.29	75,900	4.50	198,400	6.20
Series 2009-I	March 2012	-		425,000	2.26	425,000	2.26
Series 2010-I	January 2015	-		255,000	1.73	255,000	1.73

Total secured long-term obligations of the Trust		974,000		1,153,900		2,127,900
Less: current maturities		(601,500)		(148,000)		(749,500)

Secured long-term obligations of the Trust, less current maturities		$372,500		$1,005,900		$1,378,400

(1) Class A-2 notes for $229,850 are indexed to the one-month London Interbank Offered Rate ("LIBOR"), but an interest rate swap converts Cabela's payment to fixed.

The Trust also issues variable funding facilities which are considered secured borrowings backed by credit card loans. At July 3, 2010, the Trust had two variable funding facilities with $575,000 in available capacity and no amounts outstanding.  The two variable funding facilities are scheduled to mature in September 2010 and November 2011, respectively, and include an option to renew. Variable rate note interest is priced at a benchmark rate (LIBOR or commercial paper rate) plus a spread, which ranges from 0.95% to 1.16%.  The variable rate notes provide for a fee ranging from 0.60% to 0.61% on the unused portion of the facilities.  During the six months ended July 3, 2010, the average balance outstanding on these notes was $6,961 with a weighted average interest rate of 0.22%.

In 2008, the Trust entered into a $229,850 notional swap agreement in connection with the Series 2008-I securitization in order to manage interest rate exposure. The exposure is related to changes in cash flows from funding credit card loans, which include a high percentage of accounts that do not incur monthly finance charges based on floating rate obligations. The Series 2008-I swap effectively converts the interest rate on the investor notes from a floating rate based on a spread over a benchmark to a fixed rate of 4.32%. Cabela’s entered into an interest rate swap agreement with similar terms with the counterparty where the notional amount of Cabela’s swap is zero unless the notional amount of WFB’s swap falls below a required amount, effectively making Cabela’s a guarantor of WFB’s swap.  WFB pays a fee to Cabela’s for the credit enhancement provided by this swap.  Upon consolidation of the Trust, the fair value of the swap was reflected on the financial statements of WFB. The fair value of the interest rate swap as of July 3, 2010, was $3,150. Changes in fair value of the interest rate swap are included in Financial Services revenue.  Prior to consolidation of the Trust, the fair value of the swap was not reflected on the consolidated financial statements.

CABELA’S INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands Except Share and Per Share Amounts)
(Unaudited)

On February 12, 2010, the Trust sold $300,000 of asset-backed notes, Series 2010-I.  This securitization transaction included the issuance of $255,000 of Class A notes which are eligible collateral under the Term Asset-Backed Securities Loan Facility (“TALF”) established by the Federal Reserve Bank of New York. This securitization transaction also included the issuance of three subordinated classes of notes in the aggregate principal amount of $45,000.  WFB retained each of the subordinated classes of notes which were eliminated in the preparation of the consolidated financial statements.  Each class of notes issued in the securitization transaction has an expected life of approximately five years, and with a contractual maturity of approximately eight years.  This securitization transaction will be used to refinance asset-backed notes issued by the Trust that matured in 2010 and to fund growth in restricted credit card loans.

WFB has unsecured federal funds purchase agreements with two financial institutions.  The maximum amount that can be borrowed is $85,000. There were no amounts outstanding at July 3, 2010, January 2, 2010, or June 27, 2009.  There were no borrowings during the six months ended July 3, 2010. During the six months ended June 27, 2009, the average balance outstanding was $87 with a weighted average rate of 0.75%.

7.	LONG-TERM DEBT AND CAPITAL LEASES

Long-term debt, including revolving credit facilities and capital leases, consisted of the following at the periods ended:

	July 3,	January 2,	June 27,
	2010	2010	2009
Unsecured revolving credit facility of $350,000 expiring June 30, 2012, with interest at 1.50% at July 3, 2010	$30,000	$-	$133,311
Unsecured notes payable due 2016 with interest at 5.99%	215,000	215,000	215,000
Unsecured senior notes payable due 2017 with interest at 6.08%	60,000	60,000	60,000
Unsecured senior notes due 2012-2018 with interest at 7.20%	57,000	57,000	57,000
Unsecured revolving credit facility of $15,000 CAD expiring June 30, 2013, with interest at 2.50% at July 3, 2010	8,232	2,902	11,524
Capital lease obligations payable through 2036	13,263	13,377	13,517
Total debt	383,495	348,279	490,352
Less current portion of debt	(224)	(3,101)	(222)

Long-term debt, less current maturities	$383,271	$345,178	$490,130

We have a credit agreement providing a $350,000 unsecured revolving credit facility through June 2012.  The credit facility may be increased to $450,000 and permits the issuance of up to $200,000 in letters of credit and standby letters of credit, which reduce the overall credit limit available under the credit facility.

During the six months ended July 3, 2010, and June 27, 2009, the average principal balance outstanding on the revolving credit facility was $4,238 and $109,647, respectively, with a weighted average interest rate of 1.50% and 1.74%, respectively.  Letters of credit and standby letters of credit totaling $29,163 and $22,280 were outstanding at July 3, 2010, and June 27, 2009, respectively. The average outstanding amount of total letters of credit during the six months ended July 3, 2010, and June 27, 2009, was $14,378 and $11,063, respectively.

CABELA’S INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands Except Share and Per Share Amounts)
(Unaudited)

We also have financing agreements that allow certain boat and all-terrain vehicle merchandise vendors to give us extended payment terms.   The vendors are responsible for all interest payments, with certain exceptions, for the financing period and the financing company holds a security interest in the specific inventory held by Cabela’s.  Our revolving credit facility limits this security interest to $50,000.  The extended payment terms to the vendor do not exceed one year.  The outstanding liability, included in accounts payable, was $4,351, $3,510, and $1,203 at July 3, 2010, January 2, 2010, and June 27, 2009, respectively.

Effective June 29, 2010, we entered into an amended and restated credit agreement for our Canada operations extending our $15,000 Canadian dollars (“CAD”) unsecured revolving credit facility through June 30, 2013.  The credit facility permits the issuance of up to $5,000 CAD in letters of credit, which reduce the overall credit limit available under the credit facility. Interest remains variable, is computed at rates which are defined in the agreement plus a margin, and is payable monthly.  All other terms of the credit agreement remained unchanged.

At July 3, 2010, we were in compliance with all financial covenants under our credit agreements and unsecured notes.

8.	IMPAIRMENT AND RESTRUCTURING CHARGES

In connection with the preparation of our condensed consolidated financial statements during the three and six months ended July 3, 2010, and June 27, 2009, we evaluated the recoverability of certain property and equipment and land held for sale.  This evaluation included our existing store locations and future retail store sites.  In accordance with the provisions of ASC Topic 360, Property, Plant, and Equipment, we recognized impairment charges totaling $1,834 in the three months ended July 3, 2010, as certain land held for sale with a total net carrying amount of $9,054 was written down to its fair value of $7,220.  In the three and six months ended June 27, 2009, land held for sale and property and equipment with a total net carrying amount of $31,692 was written down to its fair value of $20,000, resulting in a total impairment charge of $11,692 ($10,160 relating to land held for sale and $1,532 relating to property and equipment). We also evaluated the recoverability of certain property and equipment and recognized write-downs related to these assets totaling $1,072 in the six months ended June 27, 2009.  Known trends and management projections could change undiscounted cash flows in future periods which could trigger possible future write downs.

In our ongoing effort to control costs, we also announced a voluntary retirement plan in February 2009.  Retirement costs in addition to other severance and related benefits totaling $606 were incurred during the three months ended March 2009.  All impairment and restructuring charges were recorded to the Corporate Overhead and Other segment.

Impairment and restructuring charges consisted of the following for the periods ended:

	Three Months Ended		Six Months Ended
	July 3,	June 27,	July 3,	June 27,
	2010	2009	2010	2009
Impariment losses on:
Land held for sale	$1,834	$10,160	$1,834	$10,160
Property and equipment	-	1,532	-	2,604
Restructuring charges:
Severance and related benefits	-	-	-	606

	$1,834	$11,692	$1,834	$13,370

CABELA’S INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands Except Share and Per Share Amounts)
(Unaudited)

9.	INCOME TAXES

A reconciliation of the statutory federal tax rate to the effective income tax rate was as follows for the periods presented.

	Three Months Ended		Six Months Ended
	July 3,	June 27,	July 3,	June 27,
	2010	2009	2010	2009
Statutory federal rate	35.0%	35.0%	35.0%	35.0%
State income taxes, net of federal tax benefit	2.2	1.8	2.2	1.8
Rate differential on foreign income	(5.9)	-	(5.9)	-
Other nondeductible items	0.1	0.2	0.2	0.2
Change in unrecognized tax benefits	1.2	1.0	1.4	1.7
Other, net	0.1	(0.7)	0.2	(0.4)
	32.7%	37.3%	33.1%	38.3%

10.	COMMITMENTS AND CONTINGENCIES

On March 5, 2010, WFB received a preliminary report related to a compliance examination conducted in the second quarter of 2009 from the Federal Deposit Insurance Corporation (the “FDIC”).  WFB received the final version of this report from the FDIC on May 19, 2010.  The FDIC’s findings were that certain WFB practices regarding the assessment of overlimit fees, late fees, and penalty interest charges and contacting delinquent cardholders at their place of employment were improper because such practices were unfair and/or deceptive under applicable law.  The FDIC has indicated that it intends to require WFB to reimburse cardholders who paid improper fees and/or interest charges and has also indicated that it will seek to impose on WFB a monetary penalty as a result of the improper practices.  The FDIC has also indicated that any settlement regarding these matters will be in the form of a formal written agreement, and that in the event a settlement could not be reached the FDIC would initiate a proceeding to enforce civil monetary penalties, as well as a cease and desist proceeding against WFB.  WFB is currently in discussions with the FDIC to resolve these matters.  The final amount of any reimbursement and monetary penalty and the nature of any other relief the FDIC may seek to obtain from WFB have not yet been determined.  In the event that the Company is unable to resolve the issues raised in the examination report, the Company estimates that its financial liability would be $18,000 ($12,000 after tax), and the Company has accrued that amount as a selling, distribution, and administrative expense in our condensed consolidated financial statements in the first quarter of fiscal 2010.

We also lease various buildings, computer equipment, and storage space under operating leases which expire on various dates through January 2036.  Rent expense on these leases as well as other month to month rentals was $1,656 and $3,346 for the three and six months ended July 3, 2010, respectively, and $2,013 and  $3,919 for the three and six months ended June 27, 2009, respectively. The following is a schedule of future minimum rental payments under operating leases at July 3, 2010:

For the six months ending January 1, 2011	$4,370
For the fiscal years ending:
2011	8,477
2012	7,919
2013	7,821
2014	7,759
Thereafter	135,535

$171,881

CABELA’S INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands Except Share and Per Share Amounts)
(Unaudited)

We have entered into certain lease agreements for retail store locations.  We did not receive any tenant allowances under these leases during the six months ended July 3, 2010, and June 27, 2009, and we do not expect to receive tenant allowances under these leases in 2010.  Certain leases require us to pay contingent rental amounts based on a percentage of sales, in addition to real estate taxes, insurance, maintenance, and other operating expenses associated with the leased premises. These leases have terms which include renewal options ranging from 10 to 70 years.

We have entered into real estate purchase, construction, and/or economic development agreements for various new retail store site locations.  At July 3, 2010, we had total cash commitments of approximately $77,800 for the remainder of 2010 and 2011 for projected retail store-related expenditures and the purchase of future economic development bonds connected with the development, construction, and completion of new retail stores. This commitment does not include amounts associated with retail store locations where we have not completed negotiations.

Under various grant programs, state or local governments provide funding for certain costs associated with developing and opening a new retail store. We generally receive grant funding in exchange for commitments, such as assurance of agreed employment and wage levels at the retail store or that the retail store will remain open, made by us to the state or local government providing the funding. The commitments typically phase out over five to 10 years. If we fail to maintain the commitments during the applicable period, the funds received may have to be repaid or other adverse consequences may arise, which could affect our cash flows and profitability.  At July 3, 2010, January 2, 2010, and June 27, 2009, the total amount of grant funding subject to specific contractual remedies was $18,949, $10,316, and $11,873, respectively.

We have an open account document instructions program providing for Company-issued letters of credit.  Obligations to pay participating vendors totaled $81,405, $23,471, and $29,242 at July 3, 2010, January 2, 2010, and June 27, 2009, respectively.  The balance is higher at July 3, 2010, compared to January 2, 2010, and June 27, 2009, due to an emphasis to increase inventory for the second half of fiscal 2010.

WFB enters into financial instruments with off balance sheet risk in the normal course of business through the origination of unsecured credit card loans. Unsecured credit card accounts are commitments to extend credit and totaled $13,046,000, $12,996,000, and $12,948,000 at July 3, 2010, January 2, 2010, and June 27, 2009, respectively. These commitments are in addition to any current outstanding balances of a cardholder. Unsecured credit card loans involve, to varying degrees, elements of credit risk in excess of the amount recognized in the condensed consolidated balance sheets. The principal amounts of these instruments reflect WFB’s maximum related exposure. WFB has not experienced and does not anticipate that all customers will exercise the entire available line of credit at any given point in time. WFB has the right to reduce or cancel the available lines of credit at any time.

Litigation and Claims – We are party to various proceedings, lawsuits, disputes, and claims arising in the ordinary course of business.  These actions include commercial, intellectual property, employment, and product liability claims.  In addition, on March 5, 2010, WFB received a preliminary report from the FDIC finding that certain of WFB’s practices were improper.  WFB received the final version of this report from the FDIC on May 19, 2010.  Some of these actions involve complex factual and legal issues and are subject to uncertainties.  We cannot predict with assurance the outcome of the actions brought against us.  Accordingly, adverse developments, settlements, or resolutions may occur and negatively impact earnings in the applicable period.  However, we do not believe that the outcome of any current action would have a material adverse effect on our results of operations, cash flows, or financial position taken as a whole.

CABELA’S INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands Except Share and Per Share Amounts)
(Unaudited)

11.       STOCK AWARD PLANS

   We recognized share-based compensation expense of $3,350 and $5,616 for the three and six months ended July 3, 2010, respectively, and $2,404 and $4,285 for the three and  six months ended June 27, 2009, respectively.  Compensation expense related to our share-based payment awards is recognized in selling, distribution, and administrative expenses in the condensed consolidated statements of income. At July 3, 2010, the total unrecognized deferred share-based compensation balance for all equity awards issued, net of expected forfeitures, was $12,592, net of tax, which is expected to be amortized over a weighted average period of 2.1 years.

Employee Stock Options – During the six months ended July 3, 2010, there were 318,700 options granted to employees under the Cabela’s Incorporated 2004 Stock Plan (the “2004 Plan”) at a weighted average exercise price of $16.28 per share and 15,000 options granted to non-employee directors at an exercise price of $19.47 per share.  These options have an eight-year term and vest over three years for employees and one year for non-employee directors.  At July 3, 2010, there were 6,393,861 shares subject to options and 2,959,239 additional shares available for grant under the 2004 Plan.

At July 3, 2010, under our 1997 Stock Option Plan (the “1997 Plan”), there were 389,762 shares subject to options with no shares available for grant.  Options issued expire on the fifth or the tenth anniversary of the date of the grant under the 1997 Plan.

During the six months ended July 3, 2010, there were 588,747 options exercised.  The aggregate intrinsic value of awards exercised during the six months ended July 3, 2010 was $7,246 compared to $693 during the six months ended June 27, 2009.  Based on our closing stock price of $13.42 at July 3, 2010, the total number of in-the-money awards exercisable at July 3, 2010, was 895,424.

Nonvested Stock and Stock Unit Awards - During the six months ended July 3, 2010, we issued 614,540 units of nonvested stock under the 2004 Plan to employees at a weighted average fair value of $16.26 per unit. These nonvested stock units vest evenly over three years on the grant date anniversary based on the passage of time.  On March 2, 2010, we also issued 97,000 performance-based restricted stock units under the 2004 Plan to certain executives at a fair value of $16.18 per unit.  These performance-based restricted stock units are subject to a performance criteria vesting condition for fiscal 2010 and will begin vesting in three equal installments on March 2, 2011, if the performance criteria is met.

Employee Stock Purchase Plan – The maximum number of shares of common stock available for issuance under our Employee Stock Purchase Plan is 1,835,000.  During the six months ended July 3, 2010, there were 69,920 shares issued.  At July 3, 2010, there were 911,029 shares authorized and available for issuance.

12.	STOCKHOLDERS’ EQUITY AND DIVIDEND RESTRICTIONS

The most significant restrictions on the payment of dividends are contained within the covenants under our revolving credit and unsecured senior notes purchase agreements. Also, Nebraska banking laws govern the amount of dividends that WFB can pay to Cabela’s. At July 3, 2010, we had unrestricted retained earnings of $84,770 available for dividends. However, we have never declared or paid any cash dividends on our common stock, and we do not anticipate paying any cash dividends in the foreseeable future.

CABELA’S INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands Except Share and Per Share Amounts)
(Unaudited)
13.           EARNINGS PER SHARE

The following table reconciles the number of shares utilized in the earnings per share calculations for the periods presented.

	Three Months Ended		Six Months Ended
	July 3,	June 27,	July 3,	June 27,
	2010	2009	2010	2009
Weighted average number of shares:
Common shares – basic	67,792,832	67,030,452	67,615,069	66,804,333
Effect of incremental dilutive securities:
Stock options, nonvested stock units, andemployee stock purchase plan shares	1,005,189	539,946	1,199,928	226,652
Common shares – diluted	68,798,021	67,570,398	68,814,997	67,030,985

Stock options outstanding and nonvested stock units issued considered anti-dilutive	2,696,756	4,289,746	2,696,756	4,517,473

14.           SUPPLEMENTAL CASH FLOW INFORMATION

The following table sets forth non-cash financing and investing activities and other cash flow information for the periods presented.

	Six Months Ended
	July 3,	June 27,
	2010	2009
Non-cash financing and investing activities:
Accrued property and equipment additions (1)	$10,080	$8,476
Contribution of land received	7,047	-

Other cash flow information:
Interest paid, net of capitalized interest	$86,644	$24,023
Income taxes, net	30,031	16,366
_______________

(1) Accrued property and equipment additions are recognized in the condensed consolidated statements of cash flows in the period they are paid.

CABELA’S INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands Except Share and Per Share Amounts)
(Unaudited)
15.          SEGMENT REPORTING

We have three reportable segments: Retail, Direct, and Financial Services.  The Retail segment sells products and services through our retail stores.  The Direct segment sells products through e-commerce websites (Cabelas.com and complementary websites) and direct mail catalogs. The Financial Services segment issues co-branded credit cards.  For the Retail segment, operating costs consist primarily of labor, advertising, depreciation, and occupancy costs of retail stores.  For the Direct segment, operating costs consist primarily of catalog costs, e-commerce advertising costs, and order processing costs.  For the Financial Services segment, operating costs consist primarily of advertising and promotion, marketing fees, third party services for processing credit card transactions, salaries, professional fees, and other general and administrative costs.  The expenses incurred by WFB in connection with the matters cited by the FDIC referred to in Note 10 were reflected in a reduced marketing fee paid by the Financial Services segment to the Direct and Retail segments pursuant to the contractual arrangement.

Revenues included in Corporate Overhead and Other are primarily made up of land sales, amounts received from outfitter services, real estate rental income, and fees earned through our travel business and other complementary business services.  Corporate Overhead and Other expenses include unallocated shared-service costs, operations of various ancillary subsidiaries such as real estate development and travel, and segment eliminations.  Unallocated shared-service costs include receiving, distribution, and storage costs of inventory, merchandising, and quality assurance costs, as well as corporate headquarters occupancy costs.  In 2009, we disposed of our taxidermy business and the net assets of our wildlife/Americana art prints and art-related products business with the related pre-tax gain and loss recorded in the third quarter of fiscal 2009.

CABELA’S INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands Except Share and Per Share Amounts)
(Unaudited)

Segment assets are those directly used in or clearly allocable to an operating segment’s operations.  For the Retail segment, assets include inventory in the retail stores, land, buildings, fixtures, and leasehold improvements.   For the Direct segment, assets include deferred catalog costs and fixed assets.  At July 3, 2010, goodwill totaling $3,302 was included in the Retail segment. At June 27, 2009, goodwill totaling $2,825 was allocated to the Retail segment.  For the Financial Services segment assets include cash, investment securities, credit card loans, receivables, fixtures, and other assets.  Cash and cash equivalents of WFB were $270,999 and $475,424 at the end of July 3, 2010, and June 27, 2009, respectively.  Assets for the Corporate Overhead and Other segment include corporate headquarters and facilities, merchandise distribution inventory, shared technology infrastructure and related information systems, corporate cash and cash equivalents, economic development bonds, prepaid expenses, deferred income taxes, and other corporate long-lived assets.  Depreciation, amortization, and property and equipment expenditures are recognized in each respective segment.  Intercompany revenue between segments is eliminated in consolidation.

Financial information by segment is presented in the following table for the three and six months ended July 3, 2010, and June 27, 2009:

				Corporate
			Financial	Overhead
Three Months Ended July 3, 2010:	Retail	Direct	Services	and Other	Total

Revenue from external customers	$293,950	$170,958	$56,604	$4,458	$525,970
Revenue (loss) from internal customers	-	583	(116)	(467)	-
Total revenue	$293,950	$171,541	$56,488	$3,991	$525,970

Operating income (loss)	$41,105	$30,572	$13,112	$(54,120)	$30,669
As a percentage of revenue	14.0%	17.8%	23.2%	N/A	5.8%

Depreciation and amortization	$9,511	$1,087	$294	$6,033	$16,925
Assets	866,836	97,777	2,949,744	589,619	4,503,976

				Corporate
			Financial	Overhead
Three Months Ended June 27, 2009:	Retail	Direct	Services	and Other	Total

Revenue from external customers	$302,035	$198,924	$44,245	$4,032	$549,236
Revenue (loss) from internal customers	(402)	588	(116)	(70)	-
Total revenue	$301,633	$199,512	$44,129	$3,962	$549,236

Operating income (loss)	$33,965	$32,587	$12,020	$(59,624)	$18,948
As a percentage of revenue	11.3%	16.3%	27.2%	N/A	3.4%

Depreciation and amortization	$10,355	$1,243	$306	$5,580	$17,484
Assets	914,256	107,231	835,348	693,839	2,550,674

CABELA’S INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands Except Share and Per Share Amounts)
(Unaudited)

				Corporate
			Financial	Overhead
Six Months Ended July 3, 2010:	Retail	Direct	Services	and Other	Total

Revenue from external customers	$565,242	$392,936	$116,703	$10,699	$1,085,580
Revenue (loss) from internal customers	-	1,349	(231)	(1,118)	-
Total revenue	$565,242	$394,285	$116,472	$9,581	$1,085,580

Operating income (loss)	$59,047	$60,842	$26,059	$(99,340)	$46,608
As a percentage of revenue	10.4%	15.4%	22.4%	N/A	4.3%

Depreciation and amortization	$20,037	$2,347	$578	$11,750	$34,712
Assets	866,836	97,777	2,949,744	589,619	4,503,976

				Corporate
			Financial	Overhead
Six Months Ended June 27, 2009:	Retail	Direct	Services	and Other	Total

Revenue from external customers	$577,159	$424,276	$78,254	$9,087	$1,088,776
Revenue (loss) from internal customers	-	588	(231)	(357)	-
Total revenue	$577,159	$424,864	$78,023	$8,730	$1,088,776

Operating income (loss)	$52,019	$62,003	$23,989	$(106,737)	$31,274
As a percentage of revenue	9.0%	14.6%	30.7%	N/A	2.9%

Depreciation and amortization	$20,961	$2,408	$602	$10,885	$34,856
Assets	914,256	107,231	835,348	693,839	2,550,674

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

	Three Months Ended		Six Months Ended
	July 3,	June 27,	July 3,	June 27,
	2010	2009	2010	2009

Interest and fee income	$66,625	$9,847	$138,111	$20,855
Interest expense	(21,617)	(6,497)	(43,097)	(12,670)
Provision for loan losses	(16,609)	(324)	(31,756)	(343)
Net interest income, net of provision for loan losses	28,399	3,026	63,258	7,842
Non-interest income:
Securitization income	-	54,569	-	93,603
Interchange income	56,918	6,297	107,450	13,119
Other non-interest income	3,024	9,600	5,817	17,811
Total non-interest income	59,942	70,466	113,267	124,533
Less: Customer rewards costs	(31,853)	(29,363)	(60,053)	(54,352)
Financial Services revenue	$56,488	$44,129	$116,472	$78,023

The following chart sets forth the percentage of our merchandise revenue contributed by each of the five product categories for our Retail and Direct businesses and in total for the three and six months ended July 3, 2010, and June 27, 2009.

Three Months Ended:	Retail		Direct		Total
	July 3,	June 27,	July 3,	June 27,	July 3,	June 27,
	2010	2009	2010	2009	2010	2009
Product Category
Hunting Equipment	37.5%	40.0%	31.9%	34.6%	35.6%	38.0%
Clothing and Footwear	18.5	17.5	23.4	24.5	20.1	20.1
Fishing and Marine	24.5	24.6	22.1	21.0	23.7	23.3
Camping	9.6	9.3	14.6	12.7	11.3	10.6
Gifts and Furnishings	9.9	8.6	8.0	7.2	9.3	8.0
Total	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

Six Months Ended:	Retail		Direct		Total
	July 3,	June 27,	July 3,	June 27,	July 3,	June 27,
	2010	2009	2010	2009	2010	2009
Product Category
Hunting Equipment	41.6%	44.3%	34.4%	35.4%	38.9%	40.8%
Clothing and Footwear	18.9	18.5	26.3	27.7	21.7	22.1
Fishing and Marine	21.1	20.5	18.8	17.9	20.2	19.4
Camping	8.4	8.2	12.6	11.6	10.0	9.6
Gifts and Furnishings	10.0	8.5	7.9	7.4	9.2	8.1
Total	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

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

As defined by ASC Topic 820, Fair Value Measurements and Disclosures, fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. In determining fair value, we use various methods including discounted cash flow projections based on available market interest rates and management estimates of future cash payments. Financial instrument assets and liabilities measured and reported at fair value are classified and disclosed in one of the following categories:

·	Level 1 – Quoted market prices in active markets for identical assets or liabilities.
·	Level 2 – Observable inputs other than quoted market prices.
·	Level 3 – Unobservable inputs corroborated by little, if any, market data.

Level 3 is comprised of financial instruments whose fair value is estimated based on internally developed models or methodologies utilizing significant inputs that are primarily unobservable from objective sources. In determining the appropriate hierarchy levels, we performed an analysis of the assets and liabilities that are subject to ASC 820 and determined that at July 3, 2010, all applicable financial instruments carried on our condensed consolidated balance sheets are classified as Level 3. The following table summarizes the valuation of our recurring financial instruments at the periods ended:

	Fair Value at
	July 3,	January 2,	June 27,
Assets - Level 3	2010	2010	2009

Economic development bonds	$107,397	$108,491	$115,650
Interest-only strip, cash reserve accounts, and cash accounts	-	24,577	26,217
Asset-backed trading securities	-	68,752	20,125
Asset-backed available-for-sale securities	-	82,705	75,123
	$107,397	$284,525	$237,115

CABELA’S INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands Except Share and Per Share Amounts)
(Unaudited)

The table below presents changes in fair value of our assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3), as defined in ASC 820, for the periods presented:

	Interest-Only
	Strip,		Asset-Backed
	Cash Reserve	Asset-Backed	Available	Economic
	Accounts, and	Trading	for Sale	Development
Three months ended July 3, 2010:	Cash Accounts	Securities	Securities	Bonds

Balance, April 3, 2010	$-	$-	$-	$111,356
Included in accumulated other comprehensive income - unrealized	-	-	-	(3,582)
Purchases, issuances, and settlements, net	-	-	-	(377)
Balance, July 3, 2010	$-	$-	$-	$107,397

Three months ended June 27, 2009:

Balance, March 28, 2009	$17,725	$39,500	$-	$116,161
Total gains or losses:
Included in earnings - realized	8,492	-	19	-
Included in accumulated other comprehensive income - unrealized	-	-	(1,820)	(512)
Purchases, issuances, and settlements, net	-	(19,375)	76,924	1
Balance, June 27, 2009	$26,217	$20,125	$75,123	$115,650

CABELA’S INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands Except Share and Per Share Amounts)
(Unaudited)

	Interest-Only
	Strip,		Asset-Backed
	Cash Reserve	Asset-Backed	Available	Economic
	Accounts, and	Trading	for Sale	Development
Six months ended July 3, 2010:	Cash Accounts	Securities	Securities	Bonds

Balance, January 2, 2010	$24,577	$68,752	$82,705	$108,491
Change upon adoption of ASC Topics 810 and 860	(24,577)	(68,752)	(82,705)	-
Included in accumulated other comprehensive income - unrealized	-	-	-	295
Purchases, issuances, and settlements, net	-	-	-	(1,389)
Balance, July 3, 2010	$-	$-	$-	$107,397

Six months ended June 27, 2009:

Balance, December 28, 2008	$30,021	$31,584	$-	$112,585
Total gains or losses:
Included in earnings - realized	4,196	-	19	-
Included in accumulated other comprehensive income - unrealized	-	-	(1,820)	4,169
Purchases, issuances, and settlements, net	(8,000)	(11,459)	76,924	(1,104)
Balance, June 27, 2009	$26,217	$20,125	$75,123	$115,650

Upon adoption of ASC Topics 810 and 860, the interest-only strip, cash reserve accounts and cash accounts, asset-backed trading securities, and asset-backed available-for-sale securities were derecognized with the consolidation of the Trust as of January 3, 2010.  The following are the techniques used to fair value these assets as of our 2009 fiscal year end.  For the interest-only strip and cash reserve accounts, WFB estimated related fair values based on the present value of future expected cash flows using assumptions for credit losses, payment rates, and discount rates commensurate with the risks involved. For cash accounts, WFB estimated related fair values based on the present value of future expected cash flows using discount rates commensurate with risks involved.  Asset-backed trading securities fluctuate daily based on the short-term operational needs of WFB.  Advances and pay downs on the trading securities are at par value. Therefore, the par value of the asset-backed trading securities approximated fair value.  For asset-backed available-for-sale securities, WFB estimated fair values using discounted cash flow projections based upon contractual principal and interest cash flows. The discount rate utilized was based upon management’s evaluation of current market rates; indicative pricing for such instruments; the rates from the last date WFB considered the market for these instruments to be active and orderly, adjusted for changes in credit spreads in accordance with ASC Section 820-10-35, Fair Value Measurements and Disclosures: Overall: Subsequent Measurement and ASC Section 820-10-65, Fair Value Measurements and Disclosures: Overall: Transition and Open Effective Date Information; and the discount rates used to value other retained interests in securitized loans.  At the end of  fiscal year 2009, the weighted average discount rate used to value the triple-A rated notes was 1.34%, the A rated notes was 5.16%, the triple-B rated notes was 6.56%, and the double-B rated notes was 11.00%.

Fair values of economic development bonds are estimated using discounted cash flow projection estimates based on available market interest rates and the estimated amounts and timing of expected future payments to be received from municipalities under tax development zones. These fair values do not reflect any premium or discount that could result from offering the economic development bonds for sale or through early redemption, or any related income tax impact. Declines in the fair value of held-to-maturity and available-for-sale economic development bonds below cost that are deemed to be other than temporary are reflected in earnings.

CABELA’S INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands Except Share and Per Share Amounts)
(Unaudited)

In connection with the preparation of our condensed consolidated financial statements during the three and six months ended July 3, 2010, and June 27, 2009, we evaluated the recoverability of certain property and equipment and land held for sale.  This evaluation included our existing store locations and future retail store sites.  In accordance with the provisions of ASC Topic 360, Property, Plant, and Equipment, we recognized impairment charges totaling $1,834 in the three months ended July 3, 2010, as certain land held for sale with a total net carrying amount of $9,054 was written down to its fair value of $7,220.  In the three and six months ended June 27, 2009, land held for sale and property and equipment with a total net carrying amount of $31,692 was written down to its fair value of $20,000, resulting in a total impairment charge of $11,692 ($10,160 relating to land held for sale and $1,532 relating to property and equipment). Known trends and management projections could change undiscounted cash flows in future periods which could trigger possible future write downs.

The carrying amounts of cash and cash equivalents, accounts receivable, restricted cash, accounts payable, gift instruments (including credit card and loyalty rewards programs), accrued expenses, and income taxes payable included in the condensed consolidated balance sheets approximate fair value given the short-term nature of these financial instruments.   The secured variable funding obligations of the Trust, which include variable rates of interest that adjust daily, can fluctuate daily based on the short-term operational needs of WFB with advances and pay downs at par value. Therefore, the carrying value of the secured variable funding obligations of the Trust approximates fair value.  The estimated fair value for held-to-maturity securities are based on prices obtained from independent brokers which are estimated using pricing models that incorporate market data.  Credit card loans are originated with variable rates of interest that adjust with changing market interest rates. Thus, the carrying value of the credit card loans less the allowance for loan losses approximates fair value. This valuation does not include the value that relates to estimated cash flows generated from new loans over the life of the cardholder relationship. Accordingly, the aggregate fair value of the credit card loans does not represent the underlying value of the established cardholder relationship.  Time deposits are pooled in homogeneous groups, and the future cash flows of those groups are discounted using current market rates offered for similar products for purposes of estimating fair value.  The estimated fair value of secured long-term obligations of the Trust and long-term debt is based on future cash flows associated with each type of debt discounted using current borrowing rates for similar types of debt of comparable maturity.

The following table provides the estimated fair values of financial instruments not carried at fair value at the periods ended:

	July 3,		January 2,
	2010		2010
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial Assets
Credit card loans, net	$2,329,491	$2,329,491	$135,935	$140,199
Held-to-maturity investment securities	224,905	224,965	-	-

Financial Liabilities
Time deposits	497,049	524,239	476,664	499,838
Secured long-term obligations of the Trust	2,127,900	2,141,823	-	-
Long-term debt	383,495	379,187	348,279	343,108

CABELA’S INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands Except Share and Per Share Amounts)
(Unaudited)

17.	ACCOUNTING PRONOUNCEMENTS

In January 2010, the FASB issued ASU No. 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements. ASU 2010-06 revises two disclosure requirements concerning fair value measurements and clarifies two others. It requires separate presentation of significant transfers into and out of Levels 1 and 2 of the fair value hierarchy and disclosure of the reasons for such transfers. It will also require the presentation of purchases, sales, issuances, and settlements within Level 3 on a gross basis rather than a net basis. The amendments also clarify that disclosures should be disaggregated by class of asset or liability and that disclosures about inputs and valuation techniques should be provided for both recurring and non-recurring fair value measurements. The new disclosures about fair value measurements are presented in Note 16, except for the requirement concerning gross presentation of Level 3 activity, which is effective for fiscal years beginning after December 15, 2010. The adoption of this statement had no effect on our financial position or results of operations.

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
•
impact of legislation, regulation, and supervisory regulatory actions (including with respect to the compliance examination conducted by the Federal Deposit Insurance Corporation (“FDIC”) in the second quarter of 2009) in the financial services industry including the Credit Card Accountability Responsibility and Disclosure Act of 2009 (the “CARD Act”), new and proposed regulations affecting securitizations, and the recently enacted Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Reform Act”);

•	other factors that we may not have currently identified or quantified; and
•
other risks, relevant factors, and uncertainties identified in our filings with the United States Securities and Exchange Commission (“SEC”) (including the information set forth in the “Risk Factors” section of our Annual Report on Form 10-K for the fiscal year ended January 2, 2010, in Part II, Item 1A, of our Quarterly Report on Form 10-Q for the fiscal quarter ended April 3, 2010, and in Part II, Item 1A, of this report), which filings are available at the SEC’s website at www.sec.gov.

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

Critical Accounting Policies and Use of Estimates

Our critical accounting policies and use of estimates utilized in the preparation of the condensed consolidated financial statements as of July 3, 2010, remain unchanged from January 2, 2010, with the exception of the elimination of retained interests in securitized receivables and the establishment of allowances for credit card loan losses.

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

The allowance for credit card loan losses represents management’s estimate of probable losses inherent in the loan portfolio. The allowance for loan losses is established through a charge to the provision for loan losses and is regularly evaluated by management for adequacy. The credit card portfolio is segmented and for each category management estimates losses inherent in the portfolio based on a model which tracks historical loss experience on delinquent accounts and charge-offs, net of estimated recoveries. World’s Foremost Bank (“WFB”) will charge off credit card loans on a daily basis after an account becomes at a minimum 130 days contractually delinquent. Accounts relating to cardholder bankruptcies, cardholder deaths, and fraudulent transactions are charged off earlier. WFB records charged-off cardholder fees and accrued interest receivable directly against interest and fee income included in Financial Services revenue.  As part of collection efforts, a credit card loan may be placed on non-accrual or a fixed payment plan prior to charge off.  In addition to these methods of measurement, management also considers other factors such as general economic and business conditions affecting key lending areas, credit concentration, and credit quality trends. Since the evaluation of the inherent loss with respect to these factors is subject to a high degree of uncertainty, the measurement of the overall allowance is subject to estimation risk, and the amount of actual losses can vary significantly from the estimated amounts.

Cabela’s®

We are a leading specialty retailer, and the world’s largest direct marketer, of hunting, fishing, camping, and related outdoor merchandise.  We provide a quality service to our customers who enjoy an outdoor lifestyle by supplying outdoor products through our multi-channel retail business consisting of our Retail and Direct business segments.  Our Retail business segment is comprised of 31 stores, 30 located in the United States and one in Canada.  Our Direct business segment is comprised of our highly acclaimed Internet website which is supplemented by our catalog distributions as a selling and marketing tool.

Our Financial Services business segment also plays an integral role in supporting our merchandising business.  Our Financial Services business segment is comprised of our credit card services which reinforces our strong brand and strengthens our customer loyalty through our credit card loyalty programs.

 Financial Overview

	Three Months Ended
	July 3,	June 27,	Increase	%
	2010	2009	(Decrease)	Change
	(Dollars in Thousands)
Revenue:
Retail	$293,950	$301,633	$(7,683)	(2.5	) %
Direct	171,541	199,512	(27,971)	(14.0)
Total merchandise sales	465,491	501,145	(35,654)	(7.1)
Financial Services	56,488	44,129	12,359	28.0
Other revenue	3,991	3,962	29	0.7
Total revenue	$525,970	$549,236	$(23,266)	(4.2)

Operating income	$30,669	$18,948	$11,721	61.9

Earnings per diluted share	$0.26	$0.14	$0.12	85.7

	Six Months Ended
	July 3,	June 27,	Increase	%
	2010	2009	(Decrease)	Change
	(Dollars in Thousands)
Revenue:
Retail	$565,242	$577,159	$(11,917)	(2.1	) %
Direct	394,285	424,864	(30,579)	(7.2)
Total merchandise sales	959,527	1,002,023	(42,496)	(4.2)
Financial Services	116,472	78,023	38,449	49.3
Other revenue	9,581	8,730	851	9.7
Total revenue	$1,085,580	$1,088,776	$(3,196)	(0.3)

Operating income	$46,608	$31,274	$15,334	49.0

Earnings per diluted share	$0.38	$0.21	$0.17	81.0

Revenues in the three months ended July 3, 2010, totaled $526 million, a decrease of $23 million, or 4.2%, over the three months ended June 27, 2009.  Total revenue in the three months ended June 27, 2009, included $5 million of revenue from our taxidermy and Wild Wings businesses.  We divested of these non-core businesses in the fall of 2009.  Total revenue for the three months ended July 3, 2010, compared to the three months ended June 27, 2009 (adjusted for the effect of these divestures), would have resulted in a decrease of $18 million, or 3.3%.  Financial Services revenue increased $12 million, or 28.0%, in the three months ended July 3, 2010, compared to the three months ended June 27, 2009, primarily due to a lower provision for loan losses, increases in interchange, interest, and fee income, a decrease in interest expense, and the growth in the number of active accounts and average balance per account.

 Revenues in the six months ended July 3, 2010, totaled $1.1 billion, a decrease of $3 million, or 0.3%, compared to the six months ended June 27, 2009. Total revenue in the six months ended June 27, 2009, included $12 million of revenue from our taxidermy and Wild Wings businesses. Total revenue for the six months ended July 3, 2010, compared to the six months ended June 27, 2009 (adjusted for the effect of these divestures), would have resulted in an increase of $9 million, or 0.9%.  Financial Services revenue increased $38 million, or 49.3%, in the six months ended July 3, 2010, compared to the six months ended June 27, 2009, primarily due to a lower provision for loan losses, increases in interest, fee, and interchange income, a decrease in interest expense, and the growth in the number of active accounts and average balance per account.

Revenue in our merchandising businesses decreased $36 million, or 7.1%, in the three months ended July 3, 2010, compared to the three months ended June 27, 2009, and decreased $42 million, or 4.2%, in the six months ended July 3, 2010, compared to the six months ended June 27, 2009.  These decreases in our merchandising businesses revenue were due to decreases in comparable store sales, led by a decrease in the hunting equipment category, and the divestiture of two non-core businesses in the fall of 2009, partially offset by sales from our new retail store opened in Grand Junction, Colorado, on May 20, 2010.

Operating income for the three months ended July 3, 2010, increased $12 million, or 61.9%, compared to the three months ended June 27, 2009, and total operating income as a percentage of total revenue increased 240 basis points over the same period.  Operating income for the six months ended July 3, 2010, increased $15 million, or 49.0%, compared to the six months ended June 27, 2009, and total operating income as a percentage of total revenue increased 140 basis points over the same period.  These increases in total operating income and total operating income as a percentage of total revenue in the three and six months ended July 3, 2010, compared to the three and six months ended June 27, 2009, were primarily due to:

•	increases in revenue from our Financial Services segment;
•	managed decreases in catalog and Internet related marketing costs and improvements in catalog productivity;
•	decreases in impairment and restructuring charges; and
•	improved labor efficiencies in our Retail business.

These increases in total operating income and total operating income as a percentage of total revenue were partially offset by decreases in revenue from our Retail and Direct business segments for both the three and six months ended July 3, 2010, and lower merchandise gross margin comparing the six months ended July 3, 2010, to the six months ended June 27, 2009.

Fiscal 2010 Update to Our 2012 Vision

Cabela’s 2012 Vision is to become the best multi-channel outdoor retail company in the world. While the business environment in which we operate continues to be challenging in 2010, we believe our multi-channel model and our strong brand name provides us with opportunities for growth and profitability.  Throughout our multi-channel business, our strategy is to continue our focus on our customer by providing legendary customer service, quality, and selection.

In 2010, management is emphasizing a greater focus on improving retail productivity, mitigating bad debt risk in our credit card business, and concentrating on a return on capital discipline.  We have six strategic initiatives to focus on to achieve our 2012 Vision:

•
Focus on Core Customers – Our goal is to use the product expertise we have developed over the years, along with a focused understanding of our core customers, to improve customer loyalty, enhance brand awareness, offer the best possible assortment of products in every merchandise category, and reduce unproductive inventory.

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

We have improved our retail store merchandising processes, management information systems, and distribution and logistics capabilities.  We have also improved our visual merchandising within the stores and coordinated merchandise at our stores by adding more regional product assortments.  To enhance customer service at our retail stores, we have implemented management training and mentoring programs for our next generation managers.

Operating income for our Retail business segment increased $7 million for both the three and six months ended July 3, 2010, over the respective fiscal 2009 periods to total $41 million and $59 million, respectively.  In addition, operating income as a percentage of Retail business segment revenue increased to 14.0% in the three months ended July 3, 2010, up 270 basis points compared to the three months ended June 27, 2009, and up 140 basis points to 10.4% in the six months ended July 3, 2010, compared to the six months ended June 27, 2009.  We continue to streamline the flow of merchandise to our stores increasing productivity and reducing labor costs as a percentage of revenue.

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

Our merchandise gross margin as a percentage of merchandise revenue increased 80 basis points to 35.9% in the three months ended July 3, 2010, compared to 35.1% in the three months ended June 27, 2009, due to better inventory management, which reduced the need to mark down product, improvements in vendor collaboration, and advancements in price optimization in the three months ended July 3, 2010.  Our merchandise gross margin as a percentage of merchandise revenue was 34.6% in the six months ended July 3, 2010, compared to 35.0% in the six months ended June 27, 2009.  Compared to June 27, 2009, our inventory level has decreased $74 million to $513 million at July 3, 2010.

•
Retail Expansion – Our goal is to increase our retail presence across the United States and Canada by developing a profitable retail expansion strategy considering top market site locations with appropriate sized stores.

We incorporated our next generation store format into our new store opened on May 20, 2010, in Grand Junction, Colorado.  The Grand Junction store is 80,000 square feet and anchors the largest destination mall on the Western Slope of Colorado.  We also expect to open two new next-generation stores in 2011 in the United States – one in Allen, Texas, and one in Springfield, Oregon.  In addition, we plan to open one next-generation store in 2011 in Canada.

•
Direct Channel Growth – Our goal is to continue to fine-tune our catalogs, as well as the number of pages and product mix in each, in order to improve the profitability of each title.  We want to create steady, profitable growth in our Direct channels, while reducing marketing expenses and significantly increasing the percentage of market share we capture through the Internet.

We continue our efforts on redesigning our Internet website to support this important channel of our Direct business.  Later this summer, we expect to launch our new website with enhanced product presentation, improved navigation tools, and international commerce capabilities.

Our Direct revenue decreased $28 million, or 14.0%, in the three months ended July 3, 2010, compared to the three months ended June 27, 2009, primarily due to our inventory reduction initiatives which resulted in fill rates being significantly lower than the second quarter of fiscal 2009 and to fewer clearance catalogs distributed in the three months ended July 3, 2010, due to reduced levels of problematic inventory.  The three and six months ended July 3, 2010, was also affected by a decrease in the sales of ammunition and reloading supplies.  In the six months ended July 3, 2010, Direct revenue decreased $31 million, or 7.2%, compared to the six months ended June 27, 2009.  Direct revenue in the three and six months ended June 27, 2009, included $5 million and $12 million, respectively, of revenue from our non-core taxidermy and Wild Wings businesses.  For comparative purposes, Direct revenue in the three and six months ended July 3, 2010, compared to the three and six months ended June 27, 2009 (adjusted for the effect of these divestitures), would have resulted in decreases of 11.7% and 4.4%, respectively.

The managed reduction in catalog pages circulated resulted in a decrease of $3 million and $6 million, respectively, in catalog-related costs comparing the three and six months ended July 3, 2010, to the three and six months ended June 27, 2009.  As a result of our focus on smaller, more specialized catalogs in the first six months of fiscal 2010, we were able to reduce the number of catalog pages mailed but increased total circulation, leading to continued improvements in marketing costs.  As a percentage of Direct revenue, catalog-related costs decreased 40 basis points to 13.0% for the six months ended July 3, 2010, compared to the six months ended June 27, 2009.  Operating income for our Direct business segment was $31 million and $61 million in the three and six months ended July 3, 2010, respectively, compared to $33 million and $62 million in the three and six months ended June 27, 2009.  Operating income as a percentage of our Direct business segment revenue increased to 17.8% in the three months ended July 3, 2010, up 150 basis points compared to the three months ended June 27, 2009, and up 80 basis points to 15.4% in the six months ended July 3, 2010, compared to the six months ended June 27, 2009.

•
Growth of World’s Foremost Bank – Our goal is to continue to attract new cardholders through our Retail and Direct businesses and increase the amount of merchandise or services customers purchase with their CLUB Visa cards while maintaining WFB profitability and preserving customer loyalty.

Our Financial Services business continues to manage credit card delinquencies and charge-offs below industry average by adhering to our conservative underwriting criteria and active account management.  We added new credit cardholders as the number of average active accounts increased 6.0% to 1.3 million compared to the six months ended June 27, 2009.  Financial Services revenue increased $38 million, or 49.3%, in the six months ended July 3, 2010, compared to the six months ended June 27, 2009, primarily due to growth in the number of active accounts and average balance per account, improved interest and fee income as a result of two change of terms, an increase in interchange income, a decrease in interest expense, and a lower provision for loan losses.

Current Business Environment

Worldwide Credit Markets and Macroeconomic Environment – During the first half of 2010, the economic environment has shown a few signs of improvement from the last six months of 2009 which we believe has led to a lower level of delinquencies and to a decrease in charge-offs compared to the last three quarters of fiscal 2009.  Our Financial Services business continues to monitor developments in the securitization and certificates of deposit markets to ensure adequate access to liquidity.

Developments in Legislation and Regulation – On March 5, 2010, WFB received a preliminary report related to a compliance examination conducted in the second quarter of 2009 from the Federal Deposit Insurance Corporation (the “FDIC”).  WFB received the final version of this report from the FDIC on May 19, 2010.  The FDIC’s findings were that certain WFB practices regarding the assessment of overlimit fees, late fees, and penalty interest charges and contacting delinquent cardholders at their place of employment were improper because such practices were unfair and/or deceptive under applicable law.  The FDIC has indicated that it intends to require WFB to reimburse cardholders who paid improper fees and/or interest charges and has also indicated that it will seek to impose on WFB a monetary penalty as a result of the improper practices.  The FDIC has also indicated that any settlement regarding these matters will be in the form of a formal written agreement, and that in the event a settlement could not be reached the FDIC would initiate a proceeding to enforce civil monetary penalties, as well as a cease and desist proceeding against WFB.  WFB is currently in discussions with the FDIC to resolve these matters.  The final amount of any reimbursement and monetary penalty and the nature of any other relief the FDIC may seek to obtain from WFB have not yet been determined.  In the event that the Company is unable to resolve the issues raised in the examination report, the Company estimates that its financial liability would be $18 million ($12 million after tax), and the Company has accrued that amount as a selling, distribution, and administrative expense in our condensed consolidated financial statements in the first quarter of fiscal 2010.  In addition, the practices cited by the FDIC in its examination report as improper were eliminated in 2009 and will not be reimposed.  We do not expect that WFB will substantially change its business model or that its profitability will be materially negatively affected in 2010 and beyond by these matters.  We also expect that WFB will continue to be well capitalized after these matters are resolved with the FDIC.  The expenses incurred by WFB in resolving the matters cited by the FDIC were reflected in a reduced marketing fee paid by the Financial Services segment to the Direct and Retail segments pursuant to the contractual arrangement.

In May 2009, the CARD Act was signed into law.  The CARD Act has and will continue to affect various credit card practices of card issuers, including our Financial Services business, such as marketing, underwriting, pricing, billing, and disclosure.  Some provisions were effective in August 2009 but many of the provisions became effective in February 2010 and some will take effect in August 2010.   On June 15, 2010, the Federal Reserve issued the final rules to implement the third phase of the CARD Act effective August 22, 2010.  The third phase of the CARD Act will require creditors that increased annual percentage rates due to credit criteria, market conditions, or other factors on or after January 1, 2009, to review accounts at least every six months to determine whether the annual percentage rate should be reduced and will require penalty fees to be “reasonable” and “proportionate.”  We continue to evaluate the effects of the third phase of the CARD Act on WFB.  The CARD Act also requires the Federal Reserve to conduct various studies regarding interchange fees, credit limit reductions, financial literacy, marketing, and credit card terms and conditions. Future legislation or regulations may be issued as a result of these studies.  The full impact of the third phase of the CARD Act on WFB is unknown at this time due to the uncertainty of the effects it will have on consumer behavior and our competitors.  Compliance with the CARD Act provisions could result in reduced interest and fee income.

On July 21, 2010, the Reform Act was signed into law. The Reform Act makes extensive changes to the laws regulating financial services firms and credit rating agencies and requires significant rule-making. In addition, the legislation mandates multiple studies which could result in additional legislative or regulatory action. WFB is currently reviewing the impact the Reform Act will have on its business.

The Reform Act imposes a moratorium on the approval of applications for FDIC insurance for an industrial bank, credit card bank, or trust bank that is owned by a commercial firm.  Furthermore, the FDIC must, under most circumstances, disapprove any change in control that would result in direct or indirect control by a commercial firm of a credit card bank, such as WFB.  For purposes of this provision, a company is a “commercial firm” if its consolidated annual gross revenues from activities that are financial in nature and, if applicable, from the ownership or control of one or more insured depository institutions, in the aggregate, represent less than 15% of its consolidated annual gross revenues. The Reform Act does not, however, eliminate the exception from the definition of “bank” under the Bank Holding Company Act of 1956, as amended (the “BHCA”) for credit card banks, such as WFB.  In addition, the Reform Act directs the Comptroller General of the United States to complete a study within 18 months of the Reform Act’s enactment to determine whether it is necessary, in order to strengthen the safety and soundness of institutions or the stability of the financial system, to eliminate certain exceptions under the BHCA, including the exception for credit card banks.  If the credit card bank exception were eliminated or modified, we may be required to divest our ownership of WFB unless we were willing and able to become a bank holding company under the BHCA.  Any such forced divestiture would materially adversely affect our business and results of operations.

The Reform Act establishes a new independent Consumer Financial Protection Bureau (the “Bureau”) which will have broad rulemaking, supervisory, and enforcement authority over consumer products, including credit cards.  The Bureau will be directed to prevent “unfair, deceptive, or abusive practices” and ensure that all consumers have access to markets for consumer financial products and services, and that such markets are fair, transparent, and competitive.  States are permitted to adopt stricter consumer protection laws and state officials can enforce consumer protection rules issued by the Bureau.

The Reform Act will also effect a number of significant changes relating to asset-backed securities, including additional oversight and regulation of credit rating agencies and additional reporting and disclosure requirements.  In addition, the Reform Act will prohibit issuers and payment card networks from placing restrictions on vendors relating to credit card transactions, which could affect consumer behavior and the use of credit cards as a form of payment.  The changes resulting from the Reform Act may impact our profitability, require changes to certain of WFB’s business practices, impose upon WFB more stringent capital, liquidity, and leverage ratio requirements, increase FDIC deposit insurance premiums, or otherwise adversely affect WFB’s business. These changes may also require WFB to invest significant management attention and resources to evaluate and make necessary changes.

Several rules and regulations are currently being proposed that may affect the ability of WFB to complete new securitization transactions or may substantially change the offering process, disclosure, and reporting for asset-backed securities.  As a result of the guidance under ASC Topics 810 and 860, there is uncertainty over existing FDIC guidance regarding standards for legal isolation of the transferred assets. If FDIC Rule 12 C.F.R. 360.6 “Treatment by the Federal Deposit Insurance Corporation as Conservator or Receiver of Financial Assets Transferred by an Insured Depository Institution in Connection With a Securitization or Participation” on legal isolation is not modified, our securitizations will no longer have the benefit of the current rule.  In March 2010, the FDIC announced an interim amendment of this regulation. Under the interim amendment, the legal isolation of property transferred in a securitization transaction prior to September 30, 2010, is preserved, regardless of whether the transfer qualifies for sale accounting treatment under new accounting standards if the transfer otherwise complies with the FDIC’s regulation. In May 2010, the FDIC issued a Notice of Proposed Rulemaking in order to solicit public comments on the proposed rules to the FDIC’s regulation that apply to securitization transactions completed after September 30, 2010.  We cannot predict the terms and conditions of the FDIC’s ultimate regulation relating to the treatment of financial assets transferred in a securitization.  Until these issues are resolved, our ability to complete new securitization transactions after September 30, 2010, on acceptable terms or at all may be adversely affected.  On April 7, 2010, the SEC issued proposed rules that will significantly change the offering process, disclosure, and reporting for asset-backed securities.  As discussed above, the Reform Act also contains numerous provisions with respect to securitizations. It remains to be seen whether and how the proposed FDIC and SEC rules with respect to securitizations will be reconciled with those called for in the Reform Act.

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

Beginning in fiscal 2010, we are reporting the results of operations of our Financial Services business in a manner similar to our historical managed presentation for financial performance of the total managed portfolio of credit card loans, excluding income derived from the changes in the valuation of our interest-only strip, cash reserve accounts, and cash accounts associated with the securitized loans.

On January 21, 2010, the Office of the Comptroller of the Currency, the FDIC, the Office of Thrift Supervision, and the Federal Reserve (collectively, the “federal agencies”) issued final rules entitled Risk-Based Capital Guidelines; Capital Adequacy Guidelines; Capital Maintenance; Regulatory Capital; Impact of Modifications to Generally Accepted Accounting Principles; Consolidation of Asset-Backed Commercial Paper Programs; and Other Related Issues relating to changes to regulatory capital as a result of ASC Topics 810 and 860. The final rule provides an optional two-quarter delay and subsequent two-quarter phase-in (for a maximum of one year) for the effect on risk-based capital relating to the assets that must be consolidated as a result of the change in accounting principles.  WFB elected the optional two-quarter delay and subsequent two-quarter phase-in provision.  WFB’s required regulatory capital was increased due to the consolidation of the assets and liabilities of the Trust on WFB’s balance sheet under ASC Topics 810 and 860.  As a result, Cabela’s invested $75 million into WFB in the first quarter of 2010 in order for WFB to satisfy the requirements for the well-capitalized classification and will make an additional investment of approximately $125 million by the end of 2010. We had sufficient liquidity at July 3, 2010, to make the necessary investment in WFB.  If WFB fails to satisfy the requirements for the well-capitalized classification under the regulatory framework for prompt corrective action, WFB would become subject to regulatory restrictions and WFB’s ability to issue certificates of deposit could be affected.  Effective December 11, 2009, we amended the terms of our credit agreement to allow us to invest up to $225 million into WFB in 2010 plus up to $25 million per year through June 30, 2012, when this credit agreement expires.

Operations Review

 The three months ended July 3, 2010, and June 27, 2009, each consisted of 13 weeks, and the six months ended July 3, 2010, and June 27, 2009, each consisted of 26 weeks. Our operating results expressed as a percentage of revenue were as follows for the periods presented.

	Three Months Ended		Six Months Ended
	July 3,	June 27,	July 3,	June 27,
	2010	2009	2010	2009

Revenue	100.00%	100.00%	100.00%	100.00%
Cost of revenue	56.97	59.37	57.95	59.92
Gross profit (exclusive of depreciation and amortization)	43.03	40.63	42.05	40.08
Selling, distribution, and administrative expenses	36.85	35.06	37.59	35.98
Impairment and restructuring charges	0.35	2.13	0.17	1.23
Operating income	5.83	3.44	4.29	2.87
Other income (expense):
Interest expense, net	(1.07)	(1.10)	(1.02)	(1.09)
Other income, net	0.34	0.30	0.32	0.34
Total other income (expense), net	(0.73)	(0.80)	(0.70)	(0.75)
Income before provision for income taxes	5.10	2.64	3.59	2.12
Provision for income taxes	1.67	0.98	1.19	0.81
Net income	3.43%	1.66%	2.40%	1.31%

Results of Operations – Three Months Ended July 3, 2010, Compared to June 27, 2009

 Revenues

	Three Months Ended
	July 3,	%	June 27,	%	Increase	%
	2010		2009		(Decrease)	Change
	(Dollars in Thousands)

Retail	$293,950	55.9%	$301,633	55.0%	$(7,683)	(2.5	) %
Direct	171,541	32.6	199,512	36.3	(27,971)	(14.0)
Financial Services	56,488	10.7	44,129	8.0	12,359	28.0
Other	3,991	0.8	3,962	0.7	29	0.7
	$525,970	100.0%	$549,236	100.0%	$(23,266)	(4.2)

Retail revenue includes sales realized and services performed at our retail stores, sales from orders placed through our retail store Internet kiosks, and sales from customers utilizing our in-store pick-up program.  Direct revenue includes catalog and Internet sales from orders placed over the phone, by mail, and through our website where the merchandise is shipped to non-retail store locations.  Effective in fiscal 2010, Financial Services revenue is comprised of interest and fee income, interchange income, customer rewards costs, other non-interest income, interest expense, and provision for loan losses from our credit card operations.  Other revenue sources include amounts received from our outfitter services, real estate rental income, fees earned through our travel business, and other complementary business services.

Product Sales Mix – The following chart sets forth the percentage of our merchandise revenue contributed by each of the five product categories for our Retail and Direct businesses and in total for the three months ended July 3, 2010, and June 27, 2009.

Three Months Ended:	Retail		Direct		Total
	July 3,	June 27,	July 3,	June 27,	July 3,	June 27,
	2010	2009	2010	2009	2010	2009
Product Category
Hunting Equipment	37.5%	40.0%	31.9%	34.6%	35.6%	38.0%
Clothing and Footwear	18.5	17.5	23.4	24.5	20.1	20.1
Fishing and Marine	24.5	24.6	22.1	21.0	23.7	23.3
Camping	9.6	9.3	14.6	12.7	11.3	10.6
Gifts and Furnishings	9.9	8.6	8.0	7.2	9.3	8.0
Total	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

Retail Revenue – Retail revenue decreased $8 million, or 2.5%, in the three months ended July 3, 2010, compared to the three months ended June 27, 2009, due to decreases in comparable store sales of $14 million, or 4.6%, primarily led by a decrease in the hunting equipment category. This decrease was partially offset by sales from our new retail store opened in Grand Junction, Colorado, on May 20, 2010.

	Three Months Ended
	July 3,	June 27,	Increase	%
	2010	2009	(Decrease)	Change
	(Dollars in Thousands)

Comparable stores sales	$279,580	$293,092	$(13,512)	(4,6)%

Direct Revenue – Direct revenue decreased $28 million, or 14.0%, in the three months ended July 3, 2010, compared to the three months ended June 27, 2009, primarily due to inventory reduction initiatives, which resulted in fill rates being significantly lower than the second quarter of fiscal 2009, and to fewer clearance catalogs distributed in the three months ended July 3, 2010, due to reduced levels of problematic inventory.  The three months ended July 3, 2010, was also effected by a decrease in the sales of ammunition and reloading supplies.  Direct revenue in the three months ended June 27, 2009, also included $5 million of revenue from our non-core taxidermy and Wild Wings businesses, which we divested of in the fall of 2009.

Decreases in Direct revenue were partially mitigated by managed reductions in catalog-related costs totaling $3 million comparing the three months ended July 3, 2010, to the three months ended June 27, 2009.  As a result of our focus on smaller, more specialized catalogs, we were able to reduce the number of catalog pages mailed but increased total circulation, leading to continued improvements in marketing costs.

Internet site visits increased as we continue to focus our efforts on utilizing Direct marketing programs to increase traffic to our website.  Visitors to our Internet site increased 8.2% for the three months ended July 3, 2010, compared to the three months ended June 27, 2009.  The hunting equipment product category was the largest dollar volume contributor to our Direct revenue for the three months ended July 3, 2010.

Financial Services Revenue – We did not retrospectively adopt the provisions of ASC Topics 810 and 860; therefore, the components of the Financial Services revenue are not comparable to the 2009 prior period amounts as a result of the consolidation of the Trust.  Financial Services revenue is comprised of interest and fee income, interchange income, customer rewards costs, other non-interest income, interest expense, and provision for loan losses from our credit card operations.  In fiscal 2010, the securitization income component was no longer recorded and separately reported; rather the remaining components will now reflect the financial performance of the entire managed portfolio which includes the Trust.  The results of operations of our Financial Services business now look similar to our historical managed presentation for financial performance of the total managed portfolio of credit card loans, excluding income derived from the changes in the valuation of our interest-only strip, cash reserve accounts, and cash accounts associated with the securitized loans.

The components of Financial Services revenue on a GAAP basis were as follows for the three months ended:

	July 3,	June 27,
	2010	2009
	(In Thousands)

Interest and fee income	$66,625	$9,847
Interest expense	(21,617)	(6,497)
Provision for loan losses	(16,609)	(324)
Net interest income, net of provision for loan losses	28,399	3,026
Non-interest income:
Securitization income	-	54,569
Interchange income	56,918	6,297
Other non-interest income	3,024	9,600
Total non-interest income	59,942	70,466
Less: Customer rewards costs	(31,853)	(29,363)
Financial Services revenue	$56,488	$44,129

Managed Presentation – As a result of the adoption of ASC Topics 810 and 860, a managed presentation which is comparable between the periods has been presented to evaluate the changes in the Financial Services revenue. The managed presentation shown below presents the financial performance of the total managed portfolio of credit card loans for the periods presented.  The managed presentation for 2010 is the same as our GAAP presentation; however, the 2009 presentation is non-GAAP. We conformed the following line items for the three months ended June 27, 2009, to the fiscal 2010 presentation:  overlimit and late fee income  to ‘interest and fee income’ from ‘other non-interest income’, interest and fees that were charged off from ‘provision for loan losses’ to ‘interest and fee income’, and customer rewards costs as its own line from ‘interchange income.’

For the three months ended June 27, 2009, interest and fee income, interchange income, customer rewards costs, and other non-interest income on both the owned and securitized portfolio are reflected in the respective line items.  Interest paid to outside investors on the securitized credit card loans is included in interest expense.  Credit losses on the entire managed portfolio are reflected in the provision for loan losses.  This managed presentation includes income or expense derived from the valuation of our interest-only strip associated with our securitized loans that would generally be reversed or not reported in a managed presentation in the other component.

The following table sets forth the revenue components of our Financial Services segment managed portfolio for the three months ended:

	July 3,	June 27,
	2010	2009
	(Dollars in Thousands)

Interest and fee income	$66,625	$62,352
Interchange income	56,918	51,276
Other non-interest income	3,024	3,164
Interest expense	(21,617)	(25,073)
Provision for loan losses	(16,609)	(26,321)
Customer rewards costs	(31,853)	(29,363)
Other	-	8,094
Managed Financial Services revenue	$56,488	$44,129

Managed Financial Services Revenue as a Percentage of Average Managed Credit Card Loans:
Interest and fee income	11.1%	11.1%
Interchange income	9.4	9.1
Other non-interest income	0.5	0.6
Interest expense	(3.6)	(4.5)
Provision for loan losses	(2.7)	(4.7)
Customer rewards costs	(5.3)	(5.2)
Other	-	1.4
Managed Financial Services revenue	9.4%	7.8%

Financial Services revenue increased $12 million, or 28.0%, for the three months ended July 3, 2010, compared to the three months ended June 27, 2009, primarily due to increases in interest and fee income and interchange income and decreases in interest expense and the provision for loan losses. During 2009, WFB executed two change of terms to lessen the effects of the provisions of the CARD Act and increasing credit card charge-offs. The increase in interest and fee income of $4 million was due to an increase in managed credit card loans, changes to interest rates charged, changes to fees charged, and increases in late fees. The increase in interchange income of $6 million was due to an increase in purchases and an increase in interchange rates.  Interest expense decreased $3 million due to decreases in interest rates and changes in the fair value of our interest rate swap.  The provision for loan losses decreased $10 million due to favorable charge-off trends and improved outlooks in the quality of our credit card portfolio as of July 3, 2010, compared to June 27, 2009, evidenced by lower delinquencies and delinquency roll-rates comparing the respective periods.  Customer rewards costs increased $2 million due to the increase in purchases and changes in promotional rewards. The ‘other’ component of Financial Services revenue was eliminated effective January 3, 2010, upon adoption of ASC Topics 810 and 860 due to the derecognition of the interest-only strip, cash reserve accounts, and cash accounts.

Key statistics reflecting the performance of our Financial Services business are shown in the following chart:

	Three Months Ended
	July 3,	June 27,	Increase		%
	2010	2009	(Decrease)		Change
	(Dollars in Thousands Except Average Balance per Account )

Average balance of managed credit card loans	$2,413,975	$2,244,608	$169,367		7.5%
Average number of active credit card accounts	1,286,901	1,220,038	66,863		5.5

Average balance per active credit card account	$1,876	$1,840	$36		2.0

Net charge-offs on managed loans	$28,856	$29,417	$(561)		(1.9)
Net charge-offs as a percentage of average managed credit card loans	4.78%	5.24%	(0.46	) %

The average balance of managed credit card loans, including accrued interest and fees, increased to $2.4 billion, or 7.5%, for the three months ended July 3, 2010, compared to the average balance for the three months ended June 27, 2009, due to an increase in the number of active accounts and the average balance per account.  The average number of active accounts increased to 1.3 million, or 5.5%, compared to the average number of active accounts for the three months ended June 27, 2009, due to our marketing efforts.  Net charge-offs as a percentage of average managed credit card loans decreased to 4.78% for the three months ended July 3, 2010, down 46 basis points compared to the three months ended June 27, 2009, principally due to improvements in delinquencies and delinquency roll-rates and improved outlooks in the quality of our credit card portfolio.  See “Bank Asset Quality” in this report for additional information on trends in delinquencies and non-accrual loans and analysis of our allowance for loan losses.

Other Revenue

Other revenue was $4 million for both the three months ended July 3, 2010, and the three months ended June 27, 2009. Other revenue sources include amounts received from our outfitter services, real estate rental income, fees earned through our travel business, and other complementary business services.  Real estate revenue totaled $0.4 million for the three months ended July 3, 2010, compared to $1.3 million for the three months ended June 27, 2009.  We incurred a pre-tax loss on the sale of real estate of $0.1 million for the three months ended July 3, 2010, compared to a pre-tax gain of $1.1 million for the three months ended June 27, 2009.

Gross Profit

Gross profit, or gross margin, is defined as total revenue less the costs of related merchandise sold and shipping costs.  Comparisons of gross profit and gross profit as a percentage of revenue for our operations, year over year, and to the retail industry in general, are impacted by:

•	shifts in customer preferences;
•	retail store, distribution, and warehousing costs which we exclude from our cost of revenue;
•	Financial Services revenue we include in revenue for which there are no costs of revenue;
•	real estate land sales we include in revenue for which costs vary by transaction;
•	outfitter services revenue we include in revenue for which there are no costs of revenue; and
•	customer shipping charges in revenue which are slightly higher than shipping costs in costs of revenue because of our practice of pricing shipping charges to match costs.

Accordingly, comparisons of gross margins on merchandising revenue presented below are the best metrics for analysis of our gross profit as follows:

	Three Months Ended
	July 3,	June 27,	Increase	%
	2010	2009	(Decrease)	Change
	(Dollars in Thousands)

Merchandise sales	$465,491	$501,145	$(35,654)	(7.1	) %
Merchandise gross margin	167,101	$175,750	(8,649)	(4.9)
Merchandise gross margin as a percentage
of merchandise revenue	35.9%	35.1%	0.8%

Merchandise Gross Margin – The gross margin of our merchandising business decreased $9 million, or 4.9%, to $167 million in the three months ended July 3, 2010, compared to the three months ended June 27, 2009.  The decrease in merchandise gross margin is primarily attributable to a net decrease in merchandise sales in the three months ended July 3, 2010, compared to the three months ended June 27, 2009.  Our merchandise gross margin as a percentage of revenue increased 80 basis points to 35.9% in the three months ended July 3, 2010, from 35.1% in the three months ended June 27, 2009, due to better inventory management, which reduced the need to mark down product, improvements in vendor collaboration, and advancements in price optimization in the three months ended July 3, 2010.

 Selling, Distribution, and Administrative Expenses

	Three Months Ended
	July 3,	June 27,	Increase	%
	2010	2009	(Decrease)	Change
	(Dollars in Thousands)

Selling, distribution, and administrative expenses	$193,818	$192,536	$1,282	0.7%
SD&A expenses as a percentage of total revenue	36.8%	35.1%
Retail store pre-opening costs	$1,583	$1,311	272	20.7

Selling, distribution, and administrative expenses include all operating expenses related to our retail stores, Internet website, distribution centers, product procurement, and overhead costs, including: advertising and marketing, catalog costs, employee compensation and benefits, occupancy costs, information systems processing, and depreciation and amortization.

Selling, distribution, and administrative expenses increased $1 million, or 0.7%, for the three months ended July 3, 2010, compared to the three months ended June 27, 2009.  The most significant factors contributing to the changes in selling, distribution, and administrative expenses for the three months ended July 3, 2010, compared to the three months ended June 27, 2009, included:

•	managed reductions in catalog-related costs resulting in a decrease in catalog and Internet marketing costs of $3 million;
•	an increase of $1 million in employee compensation partially due to the opening of our Grand Junction, Colorado, retail store;
•	an increase in insurance and benefits of $2 million; and
•	an increase of contract labor of $1 million.

Significant selling, distribution, and administrative expense increases and decreases related to specific business segments included the following:

Retail Business Segment:
•	An increase in marketing fees of $6 million received from the Financial Services segment.
•	An increase in software and equipment expense of $1 million related to retail store maintenance.

Direct Business Segment:
•	A net decrease in catalog and Internet related marketing costs of $3 million compared to the comparable period of 2009 primarily due to a managed reduction in catalog page count and lower circulation.
•	An increase in marketing fees of $5 million received from the Financial Services segment.

Financial Services:
·	An increase of $11 million in the marketing fee paid by the Financial Services segment to the Retail segment ($6 million) and the Direct business segment ($5 million).
·	Changes in marketing programs and a reduction in new accounts resulting in a decrease of $1 million in advertising and promotional costs.
·	An increase in contract labor of $1 million primarily as a result of an increase in collection agency costs.

Corporate Overhead, Distribution Centers, and Other:
•	An increase of $1 million in employee compensation.
•	An increase in insurance and benefits of $2 million.

Restructuring and Impairment Charges

 Restructuring and impairment charges consisted of the following for the three months ended:

	July 3,	June 27,
	2010	2009
Impariment losses on:
Property and equipment	$-	$1,532
Land held for sale	1,834	10,160

Total	$1,834	$11,692

In conjunction with the preparation of our condensed consolidated financial statements, we evaluated the recoverability of certain land held for sale and property and equipment. In accordance with the provisions of ASC Topic 360, Property, Plant, and Equipment, we recognized an impairment loss totaling $2 million in the three months ended July 3, 2010, as land held for sale with a total net carrying amount of $9 million was written down to its fair value of $7 million.  In the three months ended June 27, 2009, land held for sale and property and equipment with a total net carrying amount of $32 million was written down to its fair value of $20 million, resulting in a total impairment charge of $12 million ($10 million relating to land held for sale and $2 million relating to property and equipment).  Known trends and management projections could change undiscounted cash flows in future periods which could trigger possible future write downs.  All impairment and restructuring charges were recorded to the Corporate Overhead and Other segment.

Operating Income

Operating income is revenue less cost of revenue and selling, distribution, and administrative expenses.  Operating income for our merchandise business segments excludes costs associated with operating expenses of distribution centers, procurement activities, and other corporate overhead costs.

	Three Months Ended
	July 3,	June 27,	Increase	%
	2010	2009	(Decrease)	Change
	(Dollars in Thousands)

Total operating income	$30,669	$18,948	$11,721	61.9%

Total operating income as a percentage of total revenue	5.8%	3.4%

Operating income by business segment:
Retail	$41,105	$33,965	7,140	21.0
Direct	30,572	32,587	(2,015)	(6.2)
Financial Services	13,112	12,020	1,092	9.1

Operating income as a percentage of segment revenue:
Retail	14.0%	11.3%
Direct	17.8	16.3
Financial Services	23.2	27.2

Operating income increased $12 million, or 61.9%, for the three months ended July 3, 2010, compared to the three months ended June 27, 2009.  Operating income as a percentage of revenue also increased to 5.8% for the three months ended July 3, 2010, from 3.4% for the three months ended June 27, 2009.  The increases in total operating income and total operating income as a percentage of total revenue were primarily due to increases in revenue from our Financial Services segment, a decrease in catalog and Internet related marketing costs, and improved labor efficiencies in our Retail business.  These improvements were partially offset by lower revenue from our Retail and Direct business segments and lower asset impairment charges.

Under a contractual arrangement, the Financial Services segment incurs a marketing fee paid to the Retail and Direct business segments.  The marketing fee is determined based on the terms of the contractual arrangement that were consistently applied to both periods presented.  The marketing fee is included in selling, distribution, and administrative expenses as an expense for the Financial Services segment and as a credit to expense for the Retail and Direct business segments.   The marketing fee paid by the Financial Services segment to these two business segments increased $11 million for the three months ended July 3, 2010, compared to the three months ended June 27, 2009 – a $6 million increase to the Retail segment and a $5 million increase to the Direct business segment.

Interest (Expense) Income, Net

Interest expense, net of interest income, was $6 million for both the three months ended July 3, 2010, and the three months ended June 27, 2009.  Both periods have benefited from managed debt reduction and lower weighted average interest rates.

Other Non-Operating Income, Net

Other non-operating income was $2 million for both the three months ended July 3, 2010, and the three months ended June 27, 2009.  Other non-operating income primarily represents interest earned on our economic development bonds.

Provision for Income Taxes

Our effective tax rate was 32.7% for the three months ended July 3, 2010, compared to 37.3% for the three months ended June 27, 2009.  The effective tax rate for the three months ended July 3, 2010, compared to the three months ended June 27, 2009, was impacted primarily by our international restructuring completed in August 2009.

Results of Operations – Six Months Ended July 3, 2010, Compared to June 27, 2009

 Revenues

	Six Months Ended
	July 3,	%	June 27,	%	Increase	%
	2010		2009		(Decrease)	Change
	(Dollars in Thousands)

Retail	$565,242	52.1%	$577,159	53.0%	$(11,917)	(2.1	) %
Direct	394,285	36.3	424,864	39.0	(30,579)	(7.2)
Financial Services	116,472	10.7	78,023	7.2	38,449	49.3
Other	9,581	0.9	8,730	0.8	851	9.7
	$1,085,580	100.0%	$1,088,776	100.0%	$(3,196)	(0.3)

Product Sales Mix – The following chart sets forth the percentage of revenue contributed by each of the five product categories for our Retail and Direct businesses and in total for the six months ended July 3, 2010, and June 27, 2009.

Six Months Ended:	Retail		Direct		Total
	July 3,	June 27,	July 3,	June 27,	July 3,	June 27,
	2010	2009	2010	2009	2010	2009
Product Category
Hunting Equipment	41.6%	44.3%	34.4%	35.4%	38.9%	40.8%
Clothing and Footwear	18.9	18.5	26.3	27.7	21.7	22.1
Fishing and Marine	21.1	20.5	18.8	17.9	20.2	19.4
Camping	8.4	8.2	12.6	11.6	10.0	9.6
Gifts and Furnishings	10.0	8.5	7.9	7.4	9.2	8.1
Total	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

Retail Revenue – Retail revenue decreased $12 million, or 2.1%, in the six months ended July 3, 2010, compared to the six months ended June 27, 2009, due to decreases in comparable store sales of $18 million, or 3.2%, primarily led by a decrease in the hunting equipment category. This decrease was partially offset by sales from our new retail store opened in Grand Junction, Colorado, on May 20, 2010.

	Six Month Ended
	July 3,	June 27,	Increase	%
	2010	2009	(Decrease)	Change
	(Dollars in Thousands)

Comparable stores sales	$537,546	$555,498	$(17,952)	(3.2)%

Direct Revenue – Direct revenue decreased $31 million, or 7.2%, in the six months ended July 3, 2010, compared to the six months ended June 27, 2009, primarily due to our inventory reduction initiatives, which resulted in fill rates being significantly lower than the second quarter of fiscal 2009, and to fewer clearance catalogs distributed in the three months ended July 3, 2010, due to reduced levels of problematic inventory, as well as the divestiture of our non-core taxidermy and Wild Wings businesses in the fall of 2009 (which accounted for $12 million of revenue in the six months ended June 27, 2009).

Decreases in Direct revenue were partially mitigated by managed reductions in catalog-related costs of $6 million comparing the six months ended July 3, 2010, to the six months ended June 27, 2009.  As a percentage of Direct revenue, catalog-related costs decreased 40 basis points to 13.0% for the six months ended July 3, 2010, compared to 13.4% for the six months ended June 27, 2009.  As a result of our focus on smaller, more specialized catalogs, we were able to reduce the number of catalog pages mailed but increased total circulation, leading to continued improvements in marketing costs.

Internet sales increased for the six months ended July 3, 2010, compared to the six months ended June 27, 2009.  Internet site visits increased as we continue to focus our efforts on utilizing Direct marketing programs to increase traffic to our website.  Visitors to our Internet site increased 9.4% for the six months ended July 3, 2010, compared to the six months ended June 27, 2009.  The hunting equipment product category was the largest dollar volume contributor to our Direct revenue for the six months ended July 3, 2010.

Financial Services Revenue – As previously mentioned, we did not retrospectively adopt the provisions of ASC Topics 810 and 860; therefore, the components of the Financial Services revenue are not comparable to the 2009 prior period amounts as a result of the consolidation of the Trust.  In fiscal 2010, the securitization income component was no longer recorded and separately reported; rather the remaining components will now reflect the financial performance of the entire managed portfolio which includes the Trust.  The results of operations of our Financial Services business now look similar to our historical managed presentation for financial performance of the total managed portfolio of credit card loans, excluding income derived from the changes in the valuation of our interest-only strip, cash reserve accounts, and cash accounts associated with the securitized loans.

The components of Financial Services revenue on a GAAP basis were as follows for the six months ended:

	July 3,	June 27,
	2010	2009
	(In Thousands)

Interest and fee income	$138,111	$20,855
Interest expense	(43,097)	(12,670)
Provision for loan losses	(31,756)	(343)
Net interest income, net of provision for loan losses	63,258	7,842
Non-interest income:
Securitization income	-	93,603
Interchange income	107,450	13,119
Other non-interest income	5,817	17,811
Total non-interest income	113,267	124,533
Less: Customer rewards costs	(60,053)	(54,352)
Financial Services revenue	$116,472	$78,023

Managed Presentation – As a result of the adoption of ASC Topics 810 and 860, a managed presentation which is comparable between the periods has been presented to evaluate the changes in Financial Services revenue. The managed presentation shown below presents the financial performance of the total managed portfolio of credit card loans for the periods presented.  The managed presentation for 2010 is the same as our GAAP presentation; however, the 2009 presentation is non-GAAP. We conformed the following line items for the six months ended June 27, 2009, to the fiscal 2010 presentation:  overlimit and late fee income  to ‘interest and fee income’ from ‘other non-interest income’, interest and fees that were charged off from ‘provision for loan losses’ to ‘interest and fee income’, and customer rewards costs as its own line from ‘interchange income.’

For the six months ended June 27, 2009, interest and fee income, interchange income, customer rewards costs, and other non-interest income on both the owned and securitized portfolio are reflected in the respective line items.  Interest paid to outside investors on the securitized credit card loans is included in interest expense.  Credit losses on the entire managed portfolio are reflected in the provision for loan losses.  This managed presentation includes income or expense derived from the valuation of our interest-only strip associated with our securitized loans that would generally be reversed or not reported in a managed presentation in the other component.

The following table sets forth the revenue components of our Financial Services segment managed portfolio for the six months ended:

	July 3,	June 27,
	2010	2009
	(Dollars in Thousands)

Interest and fee income	$138,111	$124,872
Interchange income	107,450	96,509
Other fee income	5,817	6,107
Interest expense	(43,097)	(48,995)
Provision for loan losses	(31,756)	(49,515)
Customer rewards costs	(60,053)	(54,352)
Other	-	3,397
Managed Financial Services revenue	$116,472	$78,023

Managed Financial Services Revenue as a Percentage of Average Managed Credit Card Loans:
Interest income	11.4%	11.1%
Interchange income	8.9	8.6
Other fee income	0.5	0.6
Interest expense	(3.6)	(4.4)
Provision for loan losses	(2.6)	(4.4)
Customer rewards costs	(5.0)	(4.8)
Other	-	0.3
Managed Financial Services revenue	9.6%	7.0%

Financial Services revenue increased $38 million, or 49.3%, for the six months ended July 3, 2010, compared to the six months ended June 27, 2009, primarily due to increases in interest and fee income and interchange income and decreases in interest expense and the provision for loan losses. During 2009, WFB executed two change of terms to lessen the effects of the provisions of the CARD Act and increasing credit card charge-offs. The increase in interest and fee income of $13 million was due to an increase in managed credit card loans, changes to interest rates charged, changes to fees charged, and increases in late fees. The increase in interchange income of $11 million was due to an increase in purchases and an increase in interchange rates.  Interest expense decreased $6 million due to decreases in interest rates and changes in the fair value of our interest rate swap.  The provision for loan losses decreased $18 million due to favorable charge-off trends and improved outlooks in the quality of our credit card portfolio as of July 3, 2010, compared to June 27, 2009, evidenced by lower delinquencies and delinquency roll-rates comparing the respective periods.  Customer rewards costs increased $6 million due to the increase in purchases and changes in promotional rewards.  The ‘other’ component of Financial Services revenue was eliminated effective January 3, 2010, upon adoption of ASC Topics 810 and 860 due to the derecognition of the interest-only strip, cash reserve accounts, and cash accounts.

Key statistics reflecting the performance of our Financial Services business are shown in the following chart:

	Six Months Ended
	July 3,	June 27,	Increase		%
	2010	2009	(Decrease)		Change
	(Dollars in Thousands Except Average Balance per Account )

Average balance of managed credit card loans	$2,418,057	$2,241,491	$176,566		7.9%
Average number of active credit card accounts	1,289,054	1,215,532	73,522		6.0

Average balance per active credit card account	$1,876	$1,844	$32		1.7

Net charge-offs on managed loans	$58,862	$55,832	$3,030		5.4
Net charge-offs as a percentage of average managed credit card loans	4.87%	4.98%	(0.11	) %

The average balance of managed credit card loans, including accrued interest and fees, increased to $2.4 billion, or 7.9%, for the six months ended July 3, 2010, compared to the average balance for the six months ended June 27, 2009, due to the increase in the number of active accounts and the average balance per account.  The average number of active accounts increased to 1.3 million, or 6.0%, compared to the average number of active accounts for the six months ended June 27, 2009, due to our marketing efforts.  Net charge-offs as a percentage of average managed credit card loans decreased to 4.87% for the six months ended July 3, 2010, down 11 basis points compared to the six months ended June 27, 2009, principally due to improvements in delinquencies and delinquency roll-rates and improved outlooks in the quality of our credit card portfolio. See “Bank Asset Quality” in this report for additional information on trends in delinquencies and non-accrual loans and analysis of our allowance for loan losses.

Other Revenue

Other revenue was $10 million for the six months ended July 3, 2010, compared to $9 million for the six months ended June 27, 2009.  Real estate revenue totaled $1 million for the six months ended July 3, 2010, compared to $2 million for the six months ended June 27, 2009.  We recognized pre-tax gains on the sale of real estate of $0.1 million for the six months ended July 3, 2010, compared to $1.1 million for the six months ended June 27, 2009.

Gross Profit

	Six Months Ended
	July 3,	June 27,	Increase	%
	2010	2009	(Decrease)	Change
	(Dollars in Thousands)

Merchandise sales	$959,527	$1,002,023	$(42,496)	(4.2	) %
Merchandise gross margin	331,570	350,314	(18,744)	(5.4)
Merchandise gross margin as a percentage of merchandise revenue	34.6%	35.0%	(0.4)%

Merchandise Gross Margin –The gross margin of our merchandising business decreased $19 million, or 5.4%, to $332 million for the six months ended July 3, 2010, compared to the six months ended June 27, 2009. Our merchandise gross margin as a percentage of revenue of our merchandising business decreased 40 basis points to 34.6% for the six months ended July 3, 2010, from 35.0% for the six months ended June 27, 2009.   Merchandise gross margin and merchandise gross margin as a percentage of revenue decreased for the six months ended July 3, 2010, compared to the six months ended June 27, 2009, primarily due to management’s efforts to reduce aged and unproductive inventory that was partially offset by improvements from efforts in the second quarter of fiscal 2010 to better manage inventory, which reduced the need to mark down product, to improve vendor collaboration, and to make advancements in price optimization.  We continued to actively manage inventory levels and realized a 13% reduction in inventories compared to June 27, 2009.

 Selling, Distribution, and Administrative Expenses

	Six Months Ended
	July 3,	June 27,	Increase	%
	2010	2009	(Decrease)	Change
	(Dollars in Thousands)

Selling, distribution, and administrative expenses	$408,054	$391,758	$16,296	4.2%
SD&A expenses as a percentage of total revenue	37.6%	36.0%
Retail store pre-opening costs	$2,459	$2,085	374	17.9

Selling, distribution, and administrative expenses increased $16 million, or 4.2%, for the six months ended July 3, 2010, compared to the six months ended June 27, 2009.  The most significant factors contributing to the changes in selling, distribution, and administrative expenses during the six months ended July 3, 2010, compared to the six months ended June 27, 2009, included:

•	an increase in operating expenses of $18 million relating to matters arising out of the FDIC compliance examination;
•	a decrease in catalog and Internet marketing costs of $6 million;
•	a decrease of $3 million in employee compensation and benefits;
•	an increase in costs for contract labor of $3 million; and
•	an increase in new store opening related reimbursements and capitalized costs of $2 million.

Significant selling, distribution, and administrative expense increases and decreases related to specific business segments included the following:

Retail Business Segment:
•	An increase in marketing fees of $10 million received from the Financial Services segment.
•	A decrease in comparable store employee compensation and benefits of $5 million realized from our focus to enhance our retail store efficiencies.
•	Operating costs for new stores that were not open in the comparable period of 2009 of $3 million, including $2 million in employee compensation and benefit costs.

Direct Business Segment:
•	A net decrease in catalog and Internet related marketing costs of $6 million compared to the comparable period of 2009 primarily due to a managed reduction in catalog page count and lower circulation.
•	Increased marketing fees of $8 million received from the Financial Services segment.
•	A decrease of $1 million in employee compensation and benefits.

Financial Services:
·	An increase of $18 million in the marketing fee paid by the Financial Services segment to the Retail segment ($10 million) and the Direct business segment ($8 million).
•	An increase in operating expenses of $18 million relating to matters arising out of the FDIC compliance examination.
•	Changes in marketing programs and a reduction in new accounts resulting in a decrease of $3 million in advertising and promotional costs.
•	An increase in contract labor of $2 million primarily as a result of an increase in collection agency costs.

Corporate Overhead, Distribution Centers, and Other:
•	An increase in employee compensation and benefits of $4 million.
•	An increase in depreciation and amortization of $1 million.

Impairment and Restructuring Charges

Restructuring and impairment charges consisted of the following for the six months ended:

	July 3,	June 27,
	2010	2009
Impairment losses on:
Property and equipment	$-	$2,604
Land held for sale	1,834	10,160

Restructuring charges for:
Severance and related benefits	-	606
Total	$1,834	$13,370

In conjunction with the preparation of our condensed consolidated financial statements, we evaluated the recoverability of certain land held for sale and property and equipment. In accordance with the provisions of ASC Topic 360, Property, Plant, and Equipment, we recognized an impairment loss totaling $2 million in the six months ended July 3, 2010, as land held for sale with a total net carrying amount of $9 million was written down to its fair value of $7 million.  In the six months ended June 27, 2009, land held for sale and property and equipment with a total net carrying amount of $32 million was written down to its fair value of $20 million, resulting in a total impairment charge of $12 million ($10 million relating to land held for sale and $2 million relating to property and equipment). We also evaluated the recoverability of certain property and equipment and recognized write-downs related to these assets totaling $1 million in the six months ended June 27, 2009.  Known trends and management projections could change undiscounted cash flows in future periods which could trigger possible future write downs.

Also in the six months ended June 27, 2009, we incurred charges totaling $1 million for severance and related benefits primarily from outplacement costs and a voluntary retirement plan implemented in February 2009.  All impairment and restructuring charges were recorded to the Corporate Overhead and Other segment.

Operating Income

	Six Months Ended
	July 3,	June 27,	Increase	%
	2010	2009	(Decrease)	Change
	(Dollars in Thousands)

Total operating income	$46,608	$31,274	$15,334	49.0%

Total operating income as a percentage of total revenue	4.3%	2.9%

Operating income by business segment:
Retail	$59,047	$52,019	7,028	13.5
Direct	60,842	62,003	(1,161)	(1.9)
Financial Services	26,059	23,989	2,070	8.6

Operating income as a percentage of segment revenue:
Retail	10.4%	9.0%
Direct	15.4	14.6
Financial Services	22.4	30.7

Operating income increased $15 million, or 49.0%, for the six months ended July 3, 2010, compared to the six months ended June 27, 2009.  Operating income as a percentage of revenue also increased to 4.3% for the six months ended July 3, 2010, from 2.9% for the six months ended June 27, 2009.  The increase in total operating income and total operating income as a percentage of total revenue was primarily due to increases in revenue from our Financial Services segment, a decrease in catalog and Internet related marketing costs due to a managed reduction in catalog page count and lower circulation, and improved labor efficiencies in our Retail business.  These improvements were partially offset by lower revenue from our Retail and Direct business segments and lower asset impairment charges and retirement and severance benefits.

The marketing fee paid by the Financial Services segment to the Retail and Direct business segments increased $18 million for the six months ended July 3, 2010, compared to the six months ended June 27, 2009 – a $10 million increase to the Direct business segment and an $8 million increase to the Retail segment.  This marketing fee was calculated based on the terms of the contractual arrangement and was consistently applied to both periods presented.  It is included in selling, distribution, and administrative expenses as an expense for the Financial Services segment and as a credit to expense for the Retail and Direct business segments.

 Interest Expense, Net

Interest expense, net of interest income, decreased $1 million to $11 million for the six months ended July 3, 2010, compared to the six months ended June 27, 2009.  The net decrease in interest expense was primarily due to a lower average balance of debt outstanding from managed debt reduction and lower weighted average interest rates comparing the respective periods.

 Other Non-Operating Income, Net

Other non-operating income was $4 million for both the six months ended July 3, 2010, and the six months ended June 27, 2009.  This income is primarily from the interest earned on our economic development bonds.

Provision for Income Taxes

Our effective tax rate was 33.1% for the six months ended July 3, 2010, compared to 38.3% for the six months ended June 27, 2009.  The effective tax rate for the six months ended July 3, 2010, compared to the six months ended June 27, 2009, was impacted primarily by our international restructuring completed in August 2009.

Bank Asset Quality

Delinquencies and Non-Accrual

We consider the entire balance of an account, including any accrued interest and fees, delinquent if the minimum payment is not received by the payment due date. Our aging method is based on the number of completed billing cycles during which a customer has failed to make a required payment. As part of collection efforts, a credit card loan may be closed and placed on non-accrual or restructured in a fixed payment plan prior to charge off. Our fixed payment plans consist of a lower interest rate, reduced minimum payment, and elimination of fees.  Loans on fixed payment plans include loans in which the customer has engaged a consumer credit counseling agency to assist them in managing their debt. The following chart shows delinquent, non-accrual, and restructured loans as a percentage of our managed credit card loans, including any accrued interest and fees at the periods ended:

	July 3,	January 2,	June 27,
	2010	2010	2009
Number of days delinquent and still accruing:
Greater than 30 days	0.94%	1.07%	1.14%
Greater than 60 days	0.61	0.66	0.69
Greater than 90 days	0.33	0.36	0.38

Non-accrual	0.23	0.18	0.10
Restructured (excluded from percentages above)	3.64	3.52	2.99

The following chart reports delinquencies as a percentage of our managed credit card loans, including any delinquent non-accrual and restructured credit card loans, that is consistent with our monthly external reporting for the periods presented:

	July 3,	January 2,	June 27,
	2010	2010	2009
Number of days delinquent:
Greater than 30 days	1.45%	1.79%	1.81%
Greater than 60 days	0.91	1.09	1.08
Greater than 90 days	0.47	0.56	0.56

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

The following chart shows the activity in our allowance for loan losses and charge off activity for the periods presented:

	Three Months Ended		Six Months Ended
	July 3,	June 27,	July 3,	June 27,
	2010	2009	2010	2009
	(Dollars in Thousands)

Balance, beginning of period	$104,850	$1,180	$1,374	$1,507
Change in allowance for loan losses upon adoption of ASC Topics 810 and 860	-	-	114,573	-
	104,850	1,180	115,947	1,507
Provision for loan losses	16,609	324	31,756	343

Charge-offs	(29,422)	(357)	(59,404)	(745)
Recoveries	3,963	46	7,701	88
Net charge-offs	(25,459)	(311)	(51,703)	(657)
Balance, end of period	$96,000	$1,193	$96,000	$1,193

Net charge-offs on securitized credit card loans	$-	$(25,010)	$-	$(47,278)
Net charge-offs on credit card loans on consolidated balance sheet	(25,459)	(311)	(51,703)	(657)
Charge-offs of accrued interest and fees (recorded as a reduction in interest and fee income)	(3,397)	(4,096)	(7,159)	(7,897)
Total net charge-offs including accrued interest and fees	$(28,856)	$(29,417)	$(58,862)	$(55,832)

Net charge-offs including accrued interest and fees as a percentage of average managed credit card loans	4.78%	5.24%	4.87%	4.98%

For the six months ended July 3, 2010, net charge-offs as a percentage of average managed credit card loans decreased to 4.87%, down 19 basis points compared to 5.06% for fiscal year 2009, and down 11 basis points compared to the six months ended June 27, 2009.  Net charge-offs for the three and six months ended July 3, 2010, represent the lowest level experienced since the first quarter of 2009.  We believe our charge-off levels remain below industry averages.  Our allowance for loan losses decreased from year end 2009 due to improved outlooks in the quality of our credit card portfolio evidenced by lower delinquencies and delinquency roll-rates, a decrease in our credit card loans balance, andfavorable charge-off trends.

The quality of our managed credit card loan portfolio at any time reflects, among other factors:  1) the creditworthiness of cardholders, 2) general economic conditions, 3) the success of our account management and collection activities, and 4) the life-cycle stage of the portfolio.  During periods of economic weakness, delinquencies and net charge-offs are more likely to increase. We have mitigated periods of economic weakness by selecting a customer base that is very creditworthy.  The median Fair Isaac Corporation (“FICO”) scores of our credit cardholders were 789 at June 30, 2010, compared to 787 at the end of 2009.

Liquidity and Capital Resources

Overview

We believe that we will have sufficient capital available from cash on hand, our revolving credit facility, and other borrowing sources to fund our foreseeable cash requirements and near-term growth plans, including restitution payments to cardholders and monetary penalties payable to the FDIC arising out of the compliance examination conducted by the FDIC during the second quarter of 2009.  At July 3, 2010, January 2, 2010, and June 27, 2009, cash on a consolidated basis totaled $274 million, $582 million, and $481 million, respectively, of which $271 million, $371 million, and $475 million, respectively, was cash at our Financial Services business segment which will be utilized to meet this segment’s liquidity requirements.  WFB invested its excess cash in U. S. government agency securities totaling $225 million at July 3, 2010.  These securities mature prior to our fiscal year end when we will utilize the additional liquidity to fund maturing securitization borrowings.  We will continue to evaluate additional funding sources to determine the most cost effective source of funds for our Financial Services business segment.  These potential sources include, among others, certificates of deposit and securitizations.

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

Our unsecured $350 million revolving credit facility and unsecured senior notes contain certain financial covenants, including the maintenance of minimum debt coverage, a fixed-charge coverage ratio, a cash flow leverage ratio, and a minimum tangible net worth standard.  In the event that we failed to comply with these covenants and the failure to comply would go beyond 30 days, a default would trigger and all principal and outstanding interest would immediately be due and payable.  At July 3, 2010, we were in compliance with all financial covenants under our credit agreements and unsecured notes.  We anticipate that we will continue to be in compliance with all financial covenants under our credit agreements and unsecured notes throughout 2010.

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

Effective June 29, 2010, we entered into an amended and restated credit agreement for our Canada operations extending our $15 million Canadian dollars (“CAD”) unsecured revolving credit facility through June 30, 2013.  The credit facility permits the issuance of up to $5 million CAD in letters of credit, which reduce the overall credit limit available under the credit facility. Interest remains variable, is computed at rates which are defined in the agreement plus a margin, and is payable monthly.  All other terms of the credit agreement remained unchanged.

Financial Services Business Segment (World’s Foremost Bank or “WFB”) – The primary cash requirements of WFB relate to the financing of credit card loans.  These cash requirements will increase if our credit card originations increase or if our cardholders' balances or spending increase. WFB sources operating funds in the ordinary course of business through various financing activities, which include funding obtained from securitization transactions, borrowing under its federal funds purchase agreements, obtaining brokered and non-brokered certificates of deposit, and generating cash from operations. WFB completed a term securitization transaction for $500 million in April 2009 and an additional securitization transaction for $300 million on February 12, 2010, under the TALF program.  The most senior class of asset-backed notes issued in the transactions qualified as "eligible collateral" under the TALF program provided by the Federal Reserve Bank of New York ("FRBNY").   The TALF program was designed to increase credit availability and support economic activity by facilitating renewed issuance of consumer and business asset-backed securities at more normal interest rate spreads.  Under the TALF program, the FRBNY provided non-recourse funding to eligible investors who purchased TALF eligible asset-backed notes sponsored by WFB.  No funding was provided directly to WFB.  The TALF program ceased making new loans secured by eligible collateral backed by credit card receivables on March 31, 2010.  WFB does not have any significant continuing obligations under the TALF program, except that under certain circumstances WFB must notify the FRBNY and investors if the asset-backed notes cease to qualify as eligible collateral under the TALF program and WFB agrees to provide certain information regarding the asset-backed notes to the FRBNY.  In addition during 2009, WFB renewed and increased a $214 million variable funding facility to $260 million and renewed and increased a $376 million variable funding facility to $412 million.  Effective December 11, 2009, we amended the terms of our credit agreement to allow us to invest up to $225 million into WFB in 2010 plus up to $25 million per year through June 30, 2012, when this credit agreement expires. We made a $75 million investment in WFB in March 2010.  In May 2010, WFB renewed its $260 million variable funding facility that will mature on November 11, 2011.   In addition to the securitization completed in February 2010, the $75 million investment in March 2010, and the renewal of the $260 million variable funding facility, WFB intends to renew its $412 million variable funding facility, issue additional certificates of deposit, and receive additional investments from Cabela’s.  We believe that these liquidity sources are sufficient to fund WFB’s foreseeable cash requirements and near-term growth plans.

WFB is prohibited by regulations from lending money to Cabela’s or other affiliates. WFB is subject to capital requirements imposed by Nebraska banking law and the Visa membership rules, and its ability to pay dividends is also limited by Nebraska and Federal banking law.  If there are any disruptions in the credit markets, our Financial Services business, like many other financial institutions, may increase its funding from certificates of deposit which may result in increased competition in the deposits market with fewer funds available or at unattractive rates.  Our ability to issue certificates of deposit is reliant on our current regulatory capital levels.  WFB is classified as a “well capitalized” bank, the highest category under the regulatory framework for prompt corrective action.  If WFB were to be classified as an “adequately capitalized” bank, which is the next level category down from well capitalized, we would be required to obtain a waiver from the FDIC in order to continue to issue certificates of deposit.  In addition to the non-brokered certificates of deposit market to fund growth and maturing securitizations, we have access to the brokered certificates of deposit market through multiple financial institutions for liquidity and funding purposes.

The ability of our Financial Services business to engage in securitization transactions on favorable terms or at all could be adversely affected by further disruptions in the capital markets or other events, which could materially affect our business and cause our Financial Services business to lose an important source of capital.  The Reform Act will also affect a number of significant changes relating to asset-backed securities, including additional oversight and regulation of credit rating agencies and additional reporting and disclosure requirements.  As a result of the guidance under ASC Topics 810 and 860, there is some uncertainty over existing FDIC guidance regarding standards for legal isolation of the transferred assets. If FDIC Rule 12 C.F.R. 360.6 “Treatment by the Federal Deposit Insurance Corporation as Conservator or Receiver of Financial Assets Transferred by an Insured Depository Institution in Connection With a Securitization or Participation” on legal isolation is not modified, our securitizations will no longer have the benefit of the current rule.  In March 2010, the FDIC announced an interim amendment of this regulation.  Under the interim amendment, the legal isolation of property transferred in a securitization transaction prior to September 30, 2010, is preserved, regardless of whether the transfer qualifies for sale accounting treatment under new accounting standards if the transfer otherwise complies with the FDIC’s regulation.  In May 2010, the FDIC issued a Notice of Proposed Rulemaking in order to solicit public comments on the proposed rules to the FDIC’s regulation that apply to securitization transactions completed after September 30, 2010.  We cannot predict the terms and conditions of the FDIC’s ultimate regulation relating to the treatment of financial assets transferred in a securitization.  Until these issues are resolved, our ability to complete new securitization transactions after September 30, 2010, on acceptable terms or at all may be adversely affected.  On April 7, 2010, the SEC issued proposed rules that will significantly change the offering process, disclosure, and reporting for asset-backed securities.  WFB is currently evaluating the impact these proposed rules may have on new securitizations.  It remains to be seen whether and how the proposed FDIC and SEC rules with respect to securitizations will be reconciled with those called for in the Reform Act.

On January 21, 2010, the Office of the Comptroller of the Currency, the FDIC, the Office of Thrift Supervision, and the Federal Reserve (collectively, the “federal agencies”) issued final rules entitled Risk-Based Capital Guidelines; Capital Adequacy Guidelines; Capital Maintenance; Regulatory Capital; Impact of Modifications to Generally Accepted Accounting Principles; Consolidation of Asset-Backed Commercial Paper Programs; and Other Related Issues relating to changes to regulatory capital as a result of ASC Topics 810 and 860. The final rule provides an optional two-quarter delay and subsequent two-quarter phase-in (for a maximum of one year) for the effect on risk-based capital relating to the assets that must be consolidated as a result of the change in accounting principles.  WFB elected the optional two-quarter delay and subsequent two-quarter phase-in provision.  WFB’s required regulatory capital was increased due to the consolidation of the assets and liabilities of the Trust on WFB’s balance sheet under ASC Topics 810 and 860.  As a result, Cabela’s invested $75 million into WFB in the first quarter of 2010 in order for WFB to satisfy the requirements for the well-capitalized classification and will make an additional investment of approximately $125 million by the end of 2010. We had sufficient liquidity at July 3, 2010, to make the necessary investment in WFB.  If WFB fails to satisfy the requirements for the well-capitalized classification under the regulatory framework for prompt corrective action, WFB would become subject to regulatory restrictions and WFB’s ability to issue certificates of deposit could be affected.  Effective December 11, 2009, we amended the terms of our credit agreement to allow us to invest up to $225 million into WFB in 2010 plus up to $25 million per year through June 30, 2012, when this credit agreement expires.

Operating, Investing, and Financing Activities

The following table presents changes in our cash and cash equivalents for the periods presented:

	Six Months Ended
	July 3,	June 27,
	2010	2009
	(In Thousands)
Net cash provided by (used in) operating activities	$26,170	$(46,753)

Net cash used in investing activities	(218,867)	(98,522)

Net cash (used in) provided by financing activities	(115,048)	215,927

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

Operating Activities – Cash provided by operating activities totaled $26 million in the six months ended July 3, 2010, compared to cash used in operating activities of $47 million in the six months ended June 27, 2009, a net increase of $73 million comparing the respective periods.  This net increase in cash from operations was primarily due to the cash WFB received on a net basis for credit card loans originated at Cabela’s through our retail and direct business operations of $47 million for the six months ended July 3, 2010.  Also, accounts payable and accrued expenses and gift instruments, and credit card loyalty rewards programs increased $33 million; prepaid expenses and other current assets increased $28 million, and the provision for loan losses increased $31 million.  These net increases to cash provided by operating activities were partially offset by a net decrease of $27 million in income taxes, a net decrease of $11 million in impairment and restructuring charges, and from cash WFB received on a net basis for credit card loans held for sale of $27 million (net of collections and proceeds from securitizations) for the six months ended June 27, 2009.  Inventories increased $73 million to $513 million at July 3, 2010, compared to $440 million at January 2, 2010, due primarily to the new retail store at Grand Junction, Colorado, and decreased $74 million compared to $587 million at June 27, 2009.

Investing Activities – Cash used in investing activities totaled $219 million in the six months ended July 3, 2010, compared to $99 million in the six months ended June 27, 2009, a net increase of $120 million comparing the respective periods.  During the six months ended July 3, 2010, WFB purchased U. S. government agency securities totaling $350 million and had $125 million mature.  In addition, WFB received cash on a net basis for credit card loans originated externally at third parties totaling $38 million during the six months ended July 3, 2010.  In April 2009, WFB retained asset-backed securities totaling $75 million from the $500 million Series 2009-I issuance of the Trust and purchased triple-A rated notes for $2 million from previously issued series of the Trust.  Cash paid for property and equipment additions totaled $32 million in the six months ended July 3, 2010, compared to $30 million in the six months ended June 27, 2009.  At July 3, 2010, we estimated total capital expenditures, including the purchase of economic development bonds, to approximate $78 million relating to the development, construction, and completion of retail stores for the remainder of fiscal 2010 and fiscal 2011.  We expect to fund these estimated capital expenditures with funds from operations.

Financing Activities – Cash used in financing activities totaled $115 million in the six months ended July 3, 2010, compared to cash provided by financing activities of $216 million in the six months ended June 27, 2009, a net decrease of $331 million comparing the respective periods.  This net use of funds from financing activities was due to the repaying of $400 million of secured long-term Trust obligations which was partially offset by borrowing $255 million of secured long-term Trust obligations, both transactions occurring in the six months ended July 3, 2010.  In addition, net borrowings of time deposits, which WFB utilizes to fund its credit card operations, decreased $78 million comparing the respective periods, from a $20 million net increase in the six months ended July 3, 2010, compared to a net increase of $98 million in the six months ended June 27, 2009.  Also, our lines of credit for working capital and inventory financing decreased $81 million in the six months ended July 3, 2010, compared to June 27, 2009.  At July 3, 2010, we had $30 million outstanding on our unsecured revolving credit facility compared to $133 million at June 27, 2009.

The following table presents the borrowing activities of our merchandising business and WFB for the periods presented:

	Six Months Ended
	July 3,	June 27,
	2010	2009
	(In Thousands)
Borrowings on lines of credit and short-term debt, net	$32,338	$113,533
Repayment of secured borrowings of the Trust, net	(145,000)	-
Issuances of long-term debt, net of repayments	(139)	(147)
Total	$(112,801)	$113,386

Available funds under our revolving credit facilities at:	July 3,	June 27,
	2010	2009
	(In Thousands)
Amounts available for borrowing under credit facilities (1)	$364,105	$443,375
Principal amounts outstanding	(38,232)	(144,835)
Outstanding letters of credit and standby letters of credit	(29,163)	(22,280)
Remaining borrowing capacity, excluding WFB facilities	$296,710	$276,260
_______________
(1) Consists of our revolving credit facility of $350 million and $15 million CAD from the credit facility of our Canada operations.

In addition, WFB has total borrowing availability of $85 million under its agreements to borrow federal funds.  At the end of the six months ended July 3, 2010, the entire $85 million of borrowing capacity was available to WFB.

Our unsecured $350 million credit agreement requires us to comply with certain financial and other customary covenants, including 1) a fixed charge coverage ratio (as defined) of no less than 1.50 to 1.00 as of the last day of any quarter; 2) a cash flow leverage ratio (as defined) of no more than 3.00 to 1.00 as of the last day of any quarter; and 3) a minimum tangible net worth standard (as defined).  In addition, our unsecured senior notes contain various covenants and restrictions such as the maintenance of minimum debt coverage, net worth, and financial ratios. The significant financial ratios and net worth requirements in the long-term debt agreements are 1) a limitation of funded debt to be less than 60% of consolidated total capitalization; 2) cash flow fixed charge coverage ratio (as defined) of no less than 2.00 to 1.00 as of the last day of any quarter; and 3) a minimum consolidated adjusted net worth (as defined).  Also, the debt agreements contain cross default provisions to other outstanding credit facilities. In the event that we failed to comply with these covenants and the failure to comply would go beyond 30 days, a default would trigger and all principal and outstanding interest would immediately be due and payable.  At July 3, 2010, we were in compliance with all financial covenants under our credit agreements and unsecured notes.  We anticipate that we will continue to be in compliance with all financial covenants under our credit agreements and unsecured notes through the next 12 months.

Effective June 29, 2010, we entered into an amended and restated credit agreement for our Canada operations extending our $15 million CAD unsecured revolving credit facility through June 30, 2013.  The credit facility permits the issuance of up to $5 CAD million in letters of credit, which reduce the overall credit limit available under the credit facility. Interest remains variable, is computed at rates which are defined in the agreement plus a margin, and is payable monthly.  All other terms of the credit agreement remained unchanged.

Economic Development Bonds and Grants

Economic Development Bonds – Through economic development bonds, the state or local government sells bonds to provide funding for land acquisition, readying the site, building infrastructure and related eligible expenses associated with the construction and equipping of our retail stores. In the past, we have primarily been the sole purchaser of these bonds. The bond proceeds that are received by the governmental entity are then used to fund the construction and equipping of new retail stores and related infrastructure development. While purchasing these bonds involves an initial cash outlay by us in connection with a new store, some or all of these costs can be recaptured through the repayment of the bonds. The payments of principal and interest on the bonds are typically tied to sales, property, or lodging taxes generated from the store and, in some cases, from businesses in the surrounding area, over periods which range between 20 and 30 years. In addition, some of the bonds that we have purchased may be repurchased for par value by the governmental entity prior to the maturity date of the bonds. However, the governmental entity from which we purchase the bonds is not otherwise liable for repayment of principal and interest on the bonds to the extent that the associated taxes are insufficient to pay the bonds. At July 3, 2010, January 2, 2010, and June 27, 2009, economic development bonds totaled $107 million, $108 million, and $116 million, respectively.

Grants – We generally have received grant funding in exchange for commitments made by us to the state or local government providing the funding.  The commitments, such as assurance of agreed employment and wage levels at our retail stores or that the retail store will remain open, typically phase out over approximately five to ten years. If we fail to maintain the commitments during the applicable period, the funds we received may have to be repaid or other adverse consequences may arise, which could affect our cash flows and profitability.  At July 3, 2010, January 2, 2010, and June 27, 2009, the total amount of grant funding subject to specific contractual remedies was $19 million, $10 million, and $12 million, respectively.

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

The total amounts and maturities for our credit card securitizations are as follows:

Series	Type	Total Available Capacity	Third Party Investor Available Capacity	Third Party Investor Outstanding	Interest Rate	Expected Maturity
	(Dollars in Thousands)

Series 2005-I	Term	$140,000	$140,000	$140,000	Fixed	October 2010
Series 2005-I	Term	110,000	109,500	109,500	Floating	October 2010
Series 2006-III	Term	250,000	250,000	250,000	Fixed	October 2011
Series 2006-III	Term	250,000	250,000	250,000	Floating	October 2011
Series 2008-I	Term	461,500	461,500	461,500	Fixed (1)	December 2010
Series 2008-I	Term	38,500	38,500	38,500	Floating	December 2010
Series 2008-IV	Term	122,500	122,500	122,500	Fixed	September 2011
Series 2008-IV	Term	77,500	75,900	75,900	Floating	September 2011
Series 2009-I	Term	75,000	-	-	Fixed	March 2012
Series 2009-I	Term	425,000	425,000	425,000	Floating	March 2012
Series 2010-I	Term	255,000	255,000	255,000	Floating	January 2015
Series 2010-I	Term	45,000	-	-	Fixed	January 2015
Total term		2,250,000	2,127,900	2,127,900

Series 2006-I	Variable Funding	411,765	350,000	-	Floating	September 2010
Series 2008-III	Variable Funding	260,115	225,000	-	Floating	November 2011
Total variable		671,880	575,000	-
Total available		$2,921,880	$2,702,900	$2,127,900

(1)	The trust entered into an interest rate swap agreement to convert the floating rate notes with a notional amount of $229.85 million into a fixed rate obligation.

We have been, and will continue to be, particularly reliant on funding from securitization transactions for WFB. A failure to renew existing facilities or to add additional capacity on favorable terms as it becomes necessary could increase our financing costs and potentially limit our ability to grow the business of WFB. Unfavorable conditions in the asset-backed securities markets generally, including the unavailability of commercial bank liquidity support or credit enhancements, could have a similar effect. During 2009, WFB completed a securitization transaction for $500 million under the TALF program established by the FRBNY, renewed and increased a $214 million variable funding facility to $260 million, and renewed and increased a $376 million variable funding facility to $412 million.  On February 12, 2010, WFB completed a securitization transaction for $300 million under the TALF program. In May 2010, WFB renewed its $260 million variable funding facility that will mature on November 11, 2011.   In addition to the securitization completed in February 2010, the $75 million investment in March 2010, and the renewal of the $260 million variable funding facility, WFB intends to renew its $412 million variable funding facility, issue additional certificates of deposit, and receive additional investments from Cabela’s.  We believe that these liquidity sources are sufficient to fund WFB’s foreseeable cash requirements and near-term growth plans.

Furthermore, WFB’s securitized credit card loans could experience poor performance, including increased delinquencies and credit losses, lower payment rates, or a decrease in excess spreads below certain thresholds.  This could result in a downgrade or withdrawal of the ratings on the outstanding securities issued in WFB’s securitization transactions, cause “early amortization” of these securities, or result in higher required credit enhancement levels.  Credit card loans performed within established guidelines and no events which could trigger an “early amortization” occurred during the six months ended July 3, 2010, and June 27, 2009, and the year ended 2009.  WFB has not provided any financial or other support that it was not contractually required to provide during the six months ended July 3, 2010, and June 27, 2009, and year ended January 2, 2010.

Certificates of Deposit

WFB utilizes brokered and non-brokered certificates of deposit to partially finance its operating activities.  WFB issues certificates of deposit in a minimum amount of one hundred thousand dollars in various maturities.  At July 3, 2010, WFB had $497 million of certificates of deposit outstanding with maturities ranging from July 2010 to April 2016 and with a weighted average effective annual fixed rate of 4.02%. This outstanding balance compares to $477 million and $583 million at January 2, 2010, and June 27, 2009, respectively, with weighted average effective annual fixed rates of 4.19% and 4.36%, respectively.

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

Credit Card Limits - WFB bears off-balance sheet risk in the normal course of its business. One form of this risk is through WFB’s commitment to extend credit to cardholders up to the maximum amount of their credit limits. The aggregate of such potential funding requirements totaled $13 billion above existing balances at the end of July 3, 2010. These funding obligations are not included on our consolidated balance sheet.  While WFB has not experienced, and does not anticipate that it will experience, a significant draw down of unfunded credit lines by its cardholders, such an event would create a cash need at WFB which likely could not be met by our available cash and funding sources. WFB has the right to reduce or cancel these available lines of credit at any time.

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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

We are exposed to interest rate risk through WFB’s operations and, to a lesser extent, through our merchandising operations. We also are exposed to foreign currency risk through our merchandising operations.

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

The table below shows the mix of our credit card account balances at the periods ended:

	July 3,	January 2,	June 27,
	2010	2010	2009
As a percentage of total balances outstanding:
Balances carrying an interest rate based upon various interest rate indices	66.3%	65.2%	67.0%
Balances carrying an interest rate of 9.99%	2.9	2.5	1.8
Balances carrying a promotional interest rate of 0.00%	0.1	0.6	0.9

Balances not carrying interest because their previous month's balance was paid in full	30.7	31.7	30.3
	100.0%	100.0%	100.0%

Charges on the credit cards issued by our Financial Services segment were priced at a margin over various defined lending rates.  No interest is charged if the account is paid in full within 24 days of the billing cycle, which represented 30.7% of total balances outstanding at July 3, 2010.  Some of the zero percentage promotion expenses are passed through to the merchandise vendors for each specific promotion offered.

Management has performed several interest rate risk analyses to measure the effects of the timing of the repricing of our interest sensitive assets and liabilities. Based on these analyses, we believe that an immediate decrease of 50 basis points, or 0.5%, in LIBOR interest charged to customers and on our cost of funds would cause a pre-tax decrease to earnings of $3 million for our Financial Services segment over the next twelve months.

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

In connection with this quarterly report on Form 10-Q, our Chief Executive Officer and Chief Financial Officer evaluated, with the participation of our management, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on management’s evaluation, our Chief Executive Officer and Chief Financial Officer each concluded that our disclosure controls and procedures were effective as of July 3, 2010.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended July 3, 2010, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.                 Legal Proceedings.

We are party to various proceedings, lawsuits, disputes, and claims arising in the ordinary course of business.  These actions include commercial, intellectual property, employment, and product liability claims.  In addition, on March 5, 2010, WFB received a preliminary report from the FDIC that is described on page 19.  WFB received the final version of this report from the FDIC on May 19, 2010.  Some of these actions involve complex factual and legal issues and are subject to uncertainties.  We cannot predict with assurance the outcome of the actions brought against us.  Accordingly, adverse developments, settlements, or resolutions may occur and negatively impact earnings in the applicable period.  However, we do not believe that the outcome of any current action would have a material adverse effect on our results of operations, cash flows, or financial position taken as a whole.

Item 1A.                  Risk Factors.

There have been no material changes from the risk factors disclosed in the “Risk Factors” section of our Annual Report on Form 10-K for the fiscal year ended January 2, 2010, and in Part II, Item 1A, of our Quarterly Report on Form 10-Q for the fiscal quarter ended April 3, 2010, except that the risk factors titled “Our Financial Services business faces the risk of a complex and changing regulatory and legal environment” and “Proposed financial system reforms could, if adopted as proposed, require us to divest our Financial Services business, which may materially adversely affect our business and results of operation” shall be deleted in their entirety and the following new risk factors shall be added.

Our Financial Services business faces the risk of a complex and changing regulatory and legal environment.

 Our Financial Services business operates in a heavily regulated industry and is therefore subject to a wide array of banking and consumer lending laws and regulations. Failure to comply with these laws and regulations could result in financial, structural, and operational penalties being imposed.  For example, on March 5, 2010, WFB received a preliminary report related to a compliance examination conducted in the second quarter of 2009 from the Federal Deposit Insurance Company (“FDIC”).  WFB received the final version of this report from the FDIC on May 19, 2010.  The FDIC’s findings were that certain WFB practices regarding the assessment of overlimit fees, late fees, and penalty interest charges and contacting delinquent cardholders at their place of employment were improper because such practices were misleading and/or deceptive under applicable law.  The FDIC has indicated that it intends to require WFB to reimburse cardholders who paid improper fees and/or interest charges and has also indicated that it will seek to impose on WFB a monetary penalty as a result of the improper practices.  WFB is currently in discussions with the FDIC to resolve these matters.  The amount of any reimbursement or monetary penalty and the nature of any other relief the FDIC may seek to obtain from WFB have not yet been determined.  However, based on the best information currently available to management, we have estimated WFB’s potential reimbursement obligations and monetary penalties at $18 million ($12 million after tax) and have accrued this amount in our condensed consolidated financial statements in the three months ended April 3, 2010.  We cannot provide assurances regarding the timing, terms, and conditions of any final resolution of these matters with the FDIC.

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

The Dodd-Frank Wall Street Reform and Consumer Protection Act may impact the practices of our Financial Services business and could have a material adverse effect on our results of operations.

On July 21, 2010, the  Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Reform Act”) was signed into law.  The Reform Act, as well as other legislative and regulatory changes, could have a significant impact on us by, for example, requiring WFB to change its business practices, imposing additional costs on WFB, limiting fees WFB can charge for services, impacting the value of WFB and its assets, or otherwise adversely affecting WFB’s business.  A description of the Reform Act and other legislative and regulatory developments is contained in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Legislative and Regulatory Developments.”

In addition, the Reform Act directs the Comptroller General of the United States to complete a study within 18 months of the Reform Act’s enactment to determine whether it is necessary, in order to strengthen the safety and soundness of institutions or the stability of the financial system, to eliminate certain exceptions under the Bank Holding Company Act of 1956, as amended (the “BHCA”), including the exception for credit card banks.  If the credit card bank exception were eliminated or modified, we may be required to divest our ownership of WFB unless we were willing and able to become a bank holding company under the BHCA.  Any such forced divestiture would materially adversely affect our business and results of operations.

The Reform Act will also effect a number of significant changes relating to asset-backed securities, including additional oversight and regulation of credit rating agencies and additional reporting and disclosure requirements.  In addition, the Reform Act will prohibit issuers and payment card networks from placing restrictions on vendors relating to credit card transactions, which could affect consumer behavior and the use of credit cards as a form of payment.

The Reform Act will also likely result in increased scrutiny and oversight of consumer financial services and products, including credit cards, primarily through the establishment of a new independent “Consumer Financial Protection Bureau” within the Federal Reserve.  The Bureau will have broad rulemaking and enforcement authority over providers of credit, savings, and payment services and products.  The Bureau will have rulemaking and interpretive authority under existing and future consumer financial services laws and supervisory, examination, and enforcement authority over institutions subject to its jurisdiction.  State officials are authorized to enforce consumer protection rules issued by the Bureau.

Many provisions of the Reform Act require the adoption of rules to implement.  In addition, the Reform Act mandates multiple studies, which could result in additional legislative or regulatory action.  The effect of the Reform Act and its implementing regulations on WFB’s business and operations could be significant.  In addition, we may be required to invest significant management time and resources to address the various provisions of the Reform Act and the numerous regulations that are required to be issued under it. The Reform Act, any related legislation, and any implementing regulations could have a material adverse effect on our business, results of operations, and financial condition.

Item 2.                 Unregistered Sales of Equity Securities and Use of Proceeds.

Not applicable.

Item 3.                 Defaults upon Senior Securities.

Not applicable.

Item 4.                 (Removed and Reserved).

Item 5.                 Other Information.

Not applicable.

Item 6.                 Exhibits.

(a)                      Exhibits.

Exhibit Number	Description

10.1	Form of 2010 Director Stock Option Agreement

31.1	Certification of CEO Pursuant to Rule 13a-14(a) under the Exchange Act

31.2	Certification of CFO Pursuant to Rule 13a-14(a) under the Exchange Act

32.1	Certifications Pursuant to 18 U.S.C. Section 1350

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CABELA'S INCORPORATED

Dated: July 30, 2010	By:	/s/ Thomas L. Millner
Thomas L. Millner
President and Chief Executive Officer

Dated: July 30, 2010	By:	/s/ Ralph W. Castner
Ralph W. Castner
Executive Vice President and Chief Financial Officer

a Exhibit Index

Exhibit Number	Description

10.1	Form of 2010 Director Stock Option Agreement

31.1	Certification of CEO Pursuant to Rule 13a-14(a) under the Exchange Act

31.2	Certification of CFO Pursuant to Rule 13a-14(a) under the Exchange Act

32.1	Certifications Pursuant to 18 U.S.C. Section 1350