Form 10-Q
period 2010-10-02
CABELAS INC
filed 2010-11-05
CIK 1267130

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 2, 2010
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

Number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Common stock, $0.01 par value:  67,904,493 shares as of November 1, 2010.

CABELA'S INCORPORATED

FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED OCTOBER 2, 2010

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

CABELA'S INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Dollars in Thousands Except Earnings Per Share)
(Unaudited)

	Three Months Ended		Nine Months Ended
	October 2, 2010	September 26, 2009	October 2, 2010	September 26, 2009
Revenue:
Merchandise sales	$587,263	$574,182	$1,546,790	$1,576,205
Financial services revenue	53,443	48,186	169,915	126,209
Other revenue	2,545	1,928	12,126	10,658
Total revenue	643,251	624,296	1,728,831	1,713,072

Total cost of revenue (exclusive of depreciation and amortization)	384,493	386,034	1,013,577	1,038,408
Selling, distribution, and administrative expenses	219,120	205,728	627,174	597,486
Impairment and restructuring charges	2,997	613	4,831	13,983
Operating income	36,641	31,921	83,249	63,195

Interest expense, net	(6,669)	(5,579)	(17,794)	(17,467)
Other non-operating income, net	1,821	2,577	5,345	6,277
Income before provision for income taxes	31,793	28,919	70,800	52,005
Provision for income taxes	12,051	10,153	24,943	18,988

Net income	$19,742	$18,766	$45,857	$33,017

Basic earnings per share	$0.29	$0.28	$0.68	$0.49
Diluted earnings per share	$0.29	$0.28	$0.67	$0.49

Basic weighted average shares outstanding	67,881,158	67,160,952	67,703,805	66,923,206
Diluted weighted average shares outstanding	68,738,265	67,957,020	68,779,306	67,251,037

Refer to notes to unaudited condensed consolidated financial statements.

CABELA'S INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands Except Par Values)
(Unaudited)

ASSETS	October 2, 2010	January 2, 2010	September 26, 2009
CURRENT
Cash and cash equivalents	$394,562	$582,185	$418,083
Restricted cash of the Trust	334,657	—	—
Accounts receivable, net of allowance for doubtful accounts of $1,336, $1,364, and $3,505	18,871	31,925	20,973
Credit card loans, net of allowance for loan losses of $1,374 and $1,202	—	135,935	153,347
Credit card loans (includes restricted credit card loans of the Trust of $2,481,707, net of allowance for loan losses of $95,125)	2,402,432	—	—
Inventories	615,110	440,134	572,194
Prepaid expenses and other current assets	133,535	150,913	159,631
Income taxes receivable and current deferred income taxes	4,049	—	8,217
Total current assets	3,903,216	1,341,092	1,332,445
Property and equipment, net	816,159	811,765	848,600
Land held for sale or development	29,904	30,772	37,863
Retained interests in securitized loans, including asset-backed securities	—	176,034	145,888
Economic development bonds	119,845	108,491	119,974
Other assets	25,983	23,731	26,088
Total assets	$4,895,107	$2,491,885	$2,510,858

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT
Accounts payable, including unpresented checks of $21,641, $44,394 and $33,941	$235,226	$215,229	$203,561
Gift instruments, and credit card and loyalty rewards programs	175,537	183,915	160,772
Accrued expenses	125,838	145,797	112,908
Time deposits	110,986	120,384	155,119
Current maturities of secured long-term obligations of the Trust	947,900	—	—
Current maturities of long-term debt	227	3,101	12,048
Income taxes payable and deferred income taxes	1,401	53,312	32,268
Total current liabilities	1,597,115	721,738	676,676
Long-term time deposits	443,502	356,280	388,125
Secured long-term obligations of the Trust, less current maturities	1,392,500	—	—
Long-term debt, less current maturities	414,638	345,178	373,991
Deferred income taxes	16,891	20,824	43,475
Other long-term liabilities	70,284	63,444	62,268

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Preferred stock, $0.01 par value; Authorized - 10,000,000 shares; Issued - none	—	—	—
Common stock, $0.01 par value:
Class A Voting, Authorized - 245,000,000 shares; Issued - 67,896,893, 67,287,575, and 67,209,700 shares	679	673	672
Class B Non-voting, Authorized - 245,000,000 shares; Issued - none	—	—	—
Additional paid-in capital	298,939	285,490	282,051
Retained earnings	653,992	697,293	680,693
Accumulated other comprehensive income	6,567	965	2,907
Total stockholders' equity	960,177	984,421	966,323
Total liabilities and stockholders' equity	$4,895,107	$2,491,885	$2,510,858

Refer to notes to unaudited condensed consolidated financial statements.

CABELA'S INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(Unaudited)
	Nine Months Ended
	October 2, 2010	September 26, 2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$45,857	$33,017
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	52,397	52,948
Impairment and restructuring charges	4,831	13,377
Stock-based compensation	8,447	6,707
Deferred income taxes	(7,481)	(1,136)
Provision for loan losses	51,784	631
Other, net	(401)	3,090
Change in operating assets and liabilities:
Accounts receivable	12,631	22,833
Change in credit card loans originated from internal operations, net	14,279	—
Credit card loans held for sale, net	—	65,039
Securitizations of credit card loans, net	—	(52,688)
Retained interests in securitized loans (including asset-backed securities)	—	(10,770)
Inventories	(174,975)	(62,010)
Prepaid expenses and other current assets	12,568	(27,165)
Land held for sale or development	(220)	(440)
Accounts payable and accrued expenses	10,958	3,594
Gift instruments, and credit card and loyalty rewards programs	(8,378)	(24,062)
Other long-term liabilities	2,622	576
Income taxes receivable/payable	(26,045)	602
Net cash (used in) provided by operating activities	(1,126)	24,143

CASH FLOWS FROM INVESTING ACTIVITIES:
Property and equipment additions	(50,164)	(38,043)
Proceeds from dispostions of property and equipment	10	11,913
Purchases of held-to-maturity investment securities	(349,738)	—
Maturities of held-to-maturity investment securities	350,000	—
Proceeds from retirements and maturities of economic development bonds	6,251	1,904
Purchase of asset-backed available-for-sale securities classified with retained interests in securitized loans	—	(76,924)
Change in restricted cash of the Trust, net	(315,249)	—
Change in credit card loans originated externally, net	(22,710)	—
Other investing changes, net	3,584	9,051
Net cash used in investing activities	(378,016)	(92,099)

CASH FLOWS FROM FINANCING ACTIVITIES:
Change in unpresented checks net of bank balance	(22,753)	5,723
Change in time deposits, net	77,825	58,356
Borrowings on secured long-term obligations of the Trust	467,500	—
Repayments on secured variable funding obligations of the Trust	(400,000)	—
Borrowings on revolving credit facilities and inventory financing	297,690	558,547
Repayments on revolving credit facilities and inventory financing	(234,374)	(549,981)
Payments on long-term debt	(169)	(214)
Exercise of employee stock options and employee stock purchase plan issuances, net	4,425	3,351
Other financing changes, net	1,375	153
Net cash provided by financing activities	191,519	75,935

Net change in cash and cash equivalents	(187,623)	7,979
Cash and cash equivalents, at beginning of period	582,185	410,104
Cash and cash equivalents, at end of period	$394,562	$418,083

Refer to notes to unaudited condensed consolidated financial statements.

CABELA'S INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Dollars in Thousands)
(Unaudited)
	Common Stock Shares	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total

BALANCE, at December 27, 2008	66,833,984	$668	$271,958	$647,676	$(6,597)	$913,705
Comprehensive income:
Net income	—	—	—	33,017	—	33,017
Unrealized gain on economic development bonds, net of taxes of $3,829	—	—	—	—	6,478	6,478
Unrealized gain on asset-backed availible-for-sale securities, net of taxes of $1,601	—	—	—	—	2,948	2,948
Derivatives adjustment, net of taxes of $49	—	—	—	—	83	83
Foreign currency translation adjustment	—	—	—	—	(5)	(5)
Total comprehensive income						42,521
Stock-based compensation	—	—	6,436	—	—	6,436
Employee stock purchase plan issuances	197,349	2	1,756	—	—	1,758
Exercise of employee stock options	178,367	2	1,814	—	—	1,816
Tax benefit on employee stock option exercises	—	—	87	—	—	87
BALANCE, at September 26, 2009	67,209,700	$672	$282,051	$680,693	$2,907	$966,323

BALANCE, at January 2, 2010	67,287,575	$673	$285,490	$697,293	$965	$984,421
Effect of adopting ASC Topics 810 and 860, net of tax	—	—	—	(89,158)	(3,650)	(92,808)
Comprehensive income:
Net income	—	—	—	45,857	—	45,857
Unrealized gain on economic development bonds, net of taxes of $4,884	—	—	—	—	8,682	8,682
Derivatives adjustment, net of taxes of $23	—	—	—	—	42	42
Foreign currency translation adjustment	—	—	—	—	528	528
Total comprehensive income						55,109
Stock-based compensation	—	—	8,192	—	—	8,192
Employee stock purchase plan issuances	103,717	1	1,733	—	—	1,734
Exercise of employee stock options	505,601	5	2,686	—	—	2,691
Tax benefit on employee stock option exercises	—	—	838	—	—	838
BALANCE, at October 2, 2010	67,896,893	$679	$298,939	$653,992	$6,567	$960,177

Refer to notes to unaudited condensed consolidated financial statements.

CABELA'S INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands Except Share and Per Share Amounts)
(Unaudited)

1.	MANAGEMENT REPRESENTATIONS

The condensed consolidated financial statements included herein are unaudited and have been prepared by Cabela's Incorporated and its wholly-owned subsidiaries (“Cabela's,” “Company,” “we,” “our,” or “us”) pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. Our condensed consolidated balance sheet as of January 2, 2010, was derived from the Company's audited consolidated balance sheet as of that date. All other condensed consolidated financial statements contained herein are unaudited and reflect all adjustments which are, in the opinion of management, necessary to summarize fairly our financial position and results of operations and cash flows for the periods presented. All of these adjustments are of a normal recurring nature excluding the consolidation of the assets and liabilities of the Cabela's Master Credit Card Trust and related entities (collectively referred to as the “Trust”) and its subsequent impact on our financial position, results of operations, cash flows, and changes in stockholders' equity at and for the nine months ended October 2, 2010.  All material intercompany balances and transactions have been eliminated in consolidation. Because of the seasonal nature of our operations, results of operations of any single reporting period should not be considered as indicative of results for a full year. These condensed consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements for the fiscal year ended January 2, 2010.

Reporting Periods - Unless otherwise stated, the fiscal periods referred to in the notes to these condensed consolidated financial statements are the 13 weeks ended October 2, 2010 (the “three months ended October 2, 2010”),  the 13 weeks ended September 26, 2009 (the “three months ended September 26, 2009”), the 39 weeks ended  October 2, 2010 (the “nine months ended October 2, 2010”), the 39 weeks ended September 26, 2009 (the “nine months ended September 26, 2009”)  and the 53 weeks ended January 2, 2010 (the “year ended 2009”).

2.	CHANGE IN ACCOUNTING PRINCIPLES - CONSOLIDATION OF CABELA'S MASTER CREDIT CARD TRUST

Change in Accounting Principles:

The Company's wholly-owned bank subsidiary, World's Foremost Bank (“WFB”), utilizes the Trust for the purpose of routinely selling and securitizing credit card loans and issuing beneficial interest to investors. In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“FAS”) No. 167, Amendments to FASB Interpretation No. 46(R),  which was codified to Accounting Standards Codification (“ASC”) Topic 810, Consolidations, in December 2009, and FAS No. 166, Accounting for Transfers of Financial Assets, an amendment of FASB Statement No. 140, which was codified to ASC Topic 860, Transfers and Servicing, in December 2009, which significantly changed the accounting for transfers of financial assets and the criteria for determining whether to consolidate a variable interest entity (“VIE”).  The update to ASC Topic 860 eliminated the qualifying special purpose entity (“QSPE”) concept and the update to ASC Topic 810 required reporting entities to evaluate former QSPEs for consolidation, changed the approach to determining a VIE's primary beneficiary from a mainly quantitative assessment to an exclusively qualitative assessment designed to identify a controlling financial interest, and increased the frequency of required reassessments to determine whether a company is the primary beneficiary of a VIE.  With the elimination of the QSPE concept, the Trust was evaluated based upon its characteristics, risks, purpose, WFB's involvement, what activities most significantly impact its economic performance, and what entity has the right to receive benefits or obligations to absorb losses that would be significant to the Trust to determine if the Trust was a VIE and if WFB was the primary beneficiary of the Trust.  Based upon this qualitative evaluation, WFB was determined to be the primary beneficiary of the Trust therefore resulting in the consolidation of the Trust effective January 3, 2010, under the guidance of ASC Topics 810 and 860.  Prior to these updates to ASC Topics 810 and 860, the securitizations issued by the Trust qualified for sales treatment under generally accepted accounting principles (“GAAP”), therefore, the Trust was excluded from the consolidated financial statements in accordance with GAAP.

CABELAS INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands Except Share and Per Share Amounts)
(Unaudited)

The consolidation of the Trust added to the condensed consolidated balance sheet the securitized credit card loans as restricted credit card loans and the obligations of the Trust as secured borrowings.  The consolidation of the Trust eliminated retained interests in securitized loans, including asset-backed securities, and required the establishment of an allowance for loan losses on the securitized credit card loans. As a result of the initial adoption of the updates to ASC Topics 810 and 860, the Company's retained earnings were adjusted for the additional allowance for loan losses, the recording of the fair value of an interest rate swap relating to a variable rate obligation of the Trust, and the derecognition of the interest-only strip (previously a component of retained interests), net of tax effects.  The components for the Financial Services segment will not be comparable to prior period amounts as a result of the consolidation of the Trust with the adoption of ASC Topics 810 and 860 as of January 3, 2010. In 2010, the securitization income component will no longer be reflected; rather the remaining components will now reflect the financial performance of the entire managed portfolio which includes the Trust.

CABELAS INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands Except Share and Per Share Amounts)
(Unaudited)

The following table shows our opening consolidated balance sheet on January 3, 2010, including the assets and liabilities of the Trust, pursuant to the adoption of ASC Topics 810 and 860:

	January 3, 2010	Effect of Adopting ASC Topics 810 and 860	After Adoption January 3, 2010
ASSETS
Cash and cash equivalents	$582,185	$—	$582,185
Accounts receivable and inventories, net	472,059	—	472,059
Restricted credit card loans	—	2,545,080	2,545,080
Unrestricted credit card loans	137,309	(120,655)	16,654
Allowance for loan losses on credit cards	(1,374)	(114,573)	(115,947)
Credit card loans, net	135,935	2,309,852	2,445,787
Prepaid expenses and other current assets	150,913	20,722	171,635
Total current assets	1,341,092	2,330,574	3,671,666
Property, equipment, and land held for sale, net	842,537	—	842,537
Retained interests in securitized loans	176,034	(176,034)	—
Economic development bonds and other assets	132,222	—	132,222
Total assets	$2,491,885	$2,154,540	$4,646,425

LIABILITIES AND STOCKHOLDERS' EQUITY
Accruals and other current liabilities	$665,325	$9,703	$675,028
Secured variable funding obligations of the Trust	—	400,000	400,000
Current maturities of secured long-term obligations of the Trust	—	749,500	749,500
Current maturities of long-term debt	3,101	—	3,101
Income taxes payable and deferred income taxes	53,312	(26,358)	26,954
Total current liabilities	721,738	1,132,845	1,854,583
Secured long-term obligations of the Trust, less current maturities	—	1,123,400	1,123,400
Long-term debt, less current maturities	345,178	—	345,178
Other long-term liabilities and deferred income taxes	440,548	(8,897)	431,651
Total liabilities	1,507,464	2,247,348	3,754,812
Common stock and additional paid-in capital	286,163	—	286,163
Retained earnings	697,293	(89,158)	608,135
Accumulated other comprehensive income (loss)	965	(3,650)	(2,685)
Total stockholders' equity	984,421	(92,808)	891,613
Total liabilities and stockholders' equity	$2,491,885	$2,154,540	$4,646,425

CABELAS INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands Except Share and Per Share Amounts)
(Unaudited)

On January 21, 2010, the Office of the Comptroller of the Currency, the Federal Deposit Insurance Corporation, the Office of Thrift Supervision, and the Federal Reserve (collectively, the “federal agencies”) issued final rules entitled Risk-Based Capital Guidelines; Capital Adequacy Guidelines; Capital Maintenance; Regulatory Capital; Impact of Modifications to Generally Accepted Accounting Principles; Consolidation of Asset-Backed Commercial Paper Programs; and Other Related Issues relating to changes to regulatory capital as a result of ASC Topics 810 and 860. The final rule provides an optional two-quarter delay and subsequent two-quarter phase-in (for a maximum of one year) for the effect on risk-based capital relating to the assets that must be consolidated as a result of the change in accounting principles.  WFB elected the optional two-quarter delay and subsequent two-quarter phase-in provision.  WFB's required regulatory capital was increased due to the consolidation of the assets and liabilities of the Trust on WFB's balance sheet under ASC Topics 810 and 860.  As a result, Cabela's invested $75,000 into WFB in the first quarter of 2010 in order for WFB to satisfy the requirements for the well-capitalized classification and will make an additional investment of approximately $75,000 in the fourth quarter of 2010.  We had sufficient liquidity at October 2, 2010, to make the necessary investment in WFB.  If WFB fails to satisfy the requirements for the well-capitalized classification under the regulatory framework for prompt corrective action, WFB would become subject to regulatory restrictions and WFB's ability to issue certificates of deposit could be affected.  Effective December 11, 2009, we amended the terms of our credit agreement to allow us to invest up to $225,000 into WFB in 2010 plus up to $25,000 per year through June 30, 2012, when our credit agreement expires.

Cabela's Master Credit Card Trust:

The Trust issues variable funding facilities and long-term notes each of which has an undivided interest in the assets of the Trust. WFB must retain a minimum 20 day average of 5% of the loans in the securitization trust which ranks pari passu with the investors' interests in the securitized trusts.  In addition, WFB owns notes issued by the Trust from some of the securitizations, which in some cases may be subordinated to other notes issued.  WFB's retained interests were eliminated upon consolidation of the Trust. The consolidated assets of the Trust are subject to credit, payment, and interest rate risks on the transferred credit card loans.  In our condensed consolidated balance sheet, the credit card loans of the Trust are included in credit card loans as “restricted credit card loans of the Trust” and the obligations of the Trust are recorded as secured borrowings in “secured variable funding obligations of the Trust” and “secured long-term obligations of the Trust.”

To protect investors, the securitization structures include certain features that could result in earlier-than-expected repayment of the securities, which could cause WFB to sustain a loss of one or more of its retained interests and could prompt the need for WFB to seek alternative sources of funding. The primary investor protection feature relates to the availability and adequacy of cash flows in the securitized pool of loans to meet contractual requirements, the insufficiency of which triggers early repayment of the securities. WFB refers to this as the “early amortization” feature.  Investors are allocated cash flows derived from activities related to the accounts comprising the securitized pool of loans, the amounts of which reflect finance charges collected, certain fee assessments collected, allocations of interchange, and recoveries on charged-off accounts.  These cash flows are considered to be restricted under the governing documents to pay interest to investors, servicing fees, and to absorb the investor's share of charge-offs occurring within the securitized pool of loans. Any cash flows remaining in excess of these requirements are reported to investors as excess spread.  An excess spread of less than zero percent for a contractually specified period, generally a three-month average, would trigger an early amortization event. Such an event could result in WFB incurring losses related to its retained interests. In addition, if WFB's retained interest in the loans falls below the 5% minimum 20 day average and WFB fails to add new accounts to the securitized pool of loans, an early amortization event would be triggered.  The investors have no recourse to WFB's other assets for failure of debtors to pay other than for breaches of certain customary representations, warranties, and covenants. These representations, warranties, covenants, and the related indemnities do not protect the Trust or third party investors against credit-related losses on the loans.

CABELAS INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands Except Share and Per Share Amounts)
(Unaudited)

Another feature, which is applicable to the notes issued from the Trust, is one in which excess cash flows generated by the transferred loans are held at the Trust for the benefit of the investors. This cash reserve account funding is triggered when the three-month average excess spread rate of the Trust decreases to below 4.50% or 5.50% (depending on the series) with increasing funding requirements as excess spread levels decline below preset levels or as contractually required by the governing documents. Similar to early amortization, this feature also is designed to protect the investors' interests from loss thus making the cash restricted.  Upon scheduled maturity or early amortization of a securitization, WFB is required to remit principal payments received on the securitized pool of loans to the Trust which are restricted for the repayment of the investors' principal note. Credit card loans performed within established guidelines and no events which could trigger an “early amortization” occurred during the nine months ended October 2, 2010, and September 26, 2009, and the year ended January 2, 2010.  WFB has not provided any financial or other support that it was not contractually required to provide during the nine months ended October 2, 2010, and September 26, 2009, and the year ended January 2, 2010.

The following table presents the components of the consolidated assets and liabilities of the Trust at October 2, 2010:

Consolidated assets:
Restricted credit card loans	$2,481,707
Restricted cash (1)	334,657
Total	$2,816,364

Consolidated liabilities:
Secured long-term obligations	$2,340,400
Interest rate swap	1,510
Interest due to third party investors	3,331
Total	$2,345,241
(1) At October 2, 2010, WFB had accumulated $250,000 in restricted cash accounts of the Trust to fund the Series 2005-I term securitization that matured October 15, 2010, and had prefunded $60,000 of the Series 2010-II term securitization. On October 15, 2010, the Series 2005-I term securitization was paid in full and the $60,000 was released to WFB.

CABELAS INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands Except Share and Per Share Amounts)
(Unaudited)

3.	CREDIT CARD LOANS

Credit card loans are reported at their principal amounts outstanding less the allowance for loan losses. Interest and fees are accrued in accordance with the terms of the applicable cardholder agreements on credit card loans until the date of charge-off unless placed on non-accrual.

Credit card loans were comprised of the following at October 2, 2010:

Credit card loans:
Restricted credit card loans of the Trust (1)	$2,481,707
Unrestricted credit card loans	15,850
Total credit card loans	2,497,557
Allowance for loan losses	(95,125)
Credit card loans, net	$2,402,432
(1) Restricted credit card loans are restricted for repayment of secured borrowings of the Trust.

 Activity in the allowance for loan losses was as follows for the periods presented:

	Three Months Ended October 2, 2010	Nine Months Ended October 2, 2010

Balance, beginning of period	$96,000	$1,374
Change in allowance upon adoption of ASC Topics 810 and 860	—	114,573
	96,000	115,947

Provision for loan losses	20,028	51,784

Charge-offs	(25,526)	(84,930)
Recoveries	4,623	12,324
Net charge-offs	(20,903)	(72,606)
Balance, end of period	$95,125	$95,125

The allowance for loan losses represents management's estimate of probable losses inherent in the loan portfolio. The allowance for loan losses is established through a charge to the provision for loan losses and is regularly evaluated by management for adequacy. The portfolio is segmented and for each category management estimates losses inherent in the portfolio based on a model which tracks historical loss experience on delinquent accounts and charge-offs, net of estimated recoveries.  In addition to these methods of measurement, management also considers other factors such as general economic and business conditions affecting key lending areas, credit concentration, and credit quality trends. Since the evaluation of the inherent loss with respect to these factors is subject to a high degree of uncertainty, the measurement of the overall allowance is subject to estimation risk, and the amount of actual losses can vary significantly from the estimated amounts.

CABELAS INCORPORATED AND SUBSIDIARIES
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

The table below provides information on non-accrual, past due, and restructured credit card loans at October 2, 2010:

Credit card loans on non-accrual	$6,133
Credit card loans 90 days or more and still accruing	6,189

Restructured credit card loans excluded from amounts above (specific allowance for loan losses of $40,926 included in total allowance for loan losses)	84,119

4.	CREDIT CARD LOANS AND SECURITIZATION PRIOR TO CONSOLIDATION OF THE TRUST

Prior to the adoption of ASC Topics 810 and 860 and the consolidation of the Trust on January 3, 2010, the securitizations qualified as sales under GAAP; therefore, the Trust was excluded from the condensed consolidated financial statements in accordance with GAAP.  Accordingly, the credit card loans equal to the investor interest and the securitization notes were excluded from the condensed consolidated financial statements.  As of January 3, 2010, the Trust was included in the condensed consolidated financial statements.  See Note 2 for additional information on the consolidation of the Trust.

Prior to the consolidation of the Trust, the Company's condensed consolidated balance sheet reflected retained interests in credit card asset securitizations, which included a transferor's interest, asset-backed securities, accrued interest receivable on securitized credit card receivables, cash accounts, servicing rights, the interest-only strip, cash reserve accounts, and other retained interests. WFB's retained interests were subject to credit, payment, and interest rate risks on the transferred credit card receivables. The transferor's interest was represented by security certificates and was reported in credit card loans held for sale. WFB's transferor's interest ranked pari passu with investors' interests in the Trust. The remaining retained interests were subordinate to certain investors' interests and, as such, may not have been realized by WFB if needed to absorb deficiencies in cash flows that were allocated to the investors of the Trust.  As contractually required, WFB established certain cash accounts to be used as collateral for the benefit of investors.  There were no amounts in the cash accounts at January 2, 2010, and September 26, 2009, and none were required. In addition, WFB owned asset-backed securities from some of its securitizations, which may have been subordinated to other notes issued.  WFB maintained responsibility for servicing the securitized loans and received a servicing fee based on the average outstanding loans in the Trust. Servicing fees were paid monthly and were reflected in other non-interest income in Financial Services revenue.

CABELAS INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands Except Share and Per Share Amounts)
(Unaudited)

WFB's retained interests, including asset-backed securities, and related receivables were comprised of the following components prior to the consolidation of the Trust as of the dates indicated:

	January 2, 2010	September 26, 2009

Asset-backed trading securities	$68,752	$37,941
Asset-backed available-for-sale securities (amortized cost of $76,984 and $76,963)	82,705	81,512
Interest-only strip, cash reserve accounts, and cash accounts	24,577	26,435
Transferor's interest	126,328	146,796
Other assets - accrued interest receivable and amounts due from the Trust	38,278	40,425
Total	$340,640	$333,109

The table below presents quantitative information about delinquencies, net charge-offs, and components of managed credit card loans, including securitized loans, prior to the consolidation of the Trust, as of the dates indicated:

	January 2, 2010	September 26, 2009
Credit card loans held for sale (including gross transferor's interest of $126,328 and $146,796)	$127,450	$144,950
Credit card loans receivable, net of allowances of $1,374 and $1,202	8,485	8,397
Total	$135,935	$153,347

Composition of credit card loans at period end:
Loans serviced	$2,561,734	$2,363,328
Loans securitized and sold to outside investors	(2,272,900)	(2,087,900)
Securitized loans with securities owned by WFB at par which are classified as asset-backed securities in retained interests on securitized loans	(145,852)	(115,041)
	142,982	160,387
Less adjustments to valuations and allowances	(7,047)	(7,040)
Total (including gross transferor's interest of $126,328 and $146,796)	$135,935	$153,347

Delinquent loans including finance charges and fees at period end:
Managed credit card loans:
30-89 days	$31,719	$31,957
90 days or more and still accruing	14,536	13,362
Securitized credit card loans including transferor's interest:
30-89 days	31,336	31,552
90 days or more and still accruing	14,376	13,208

CABELAS INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands Except Share and Per Share Amounts)
(Unaudited)

	Three Months Ended	Nine Months Ended
	September 26, 2009	September 26, 2009

Total net charge-offs including finance charges and fees for the periods ended:
Managed credit card loans	$29,383	$85,215
Securitized credit card loans including transferor's interest	28,764	83,346

Annual average credit card loans including finance charges and fees:
Managed credit card loans	2,340,079	2,274,715
Securitized credit card loans including transferor's interest	2,313,537	2,245,639

Total net charge-offs as a percentage of annual average loans:
Managed credit card loans	5.02%	4.99%
Securitized credit card loans including transferor's interest	4.97%	4.95%

5.	SECURITIES

Securities consisted of the following for the periods ended:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
October 2, 2010:
Available-for-sale securities:
Economic development bonds	$109,603	$10,662	$(420)	$119,845

January 2, 2010:
Available-for-sale securities:
Economic development bonds	$111,815	$999	$(4,323)	$108,491
Asset-backed securities (1)	76,984	5,721	—	82,705
	$188,799	$6,720	$(4,323)	$191,196

September 26, 2009:
Available-for-sale securities:
Economic development bonds	$119,583	$3,023	$(2,632)	$119,974
Asset-backed securities (1)	76,963	4,549	—	81,512
	$196,546	$7,572	$(2,632)	$201,486
(1)   The asset-backed available-for-sale securities were derecognized with the consolidation of the Trust upon adoption of ASC Topics 810 and 860 as of January 3, 2010. See Note 2 for additional information on the consolidation of the Trust.

CABELAS INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands Except Share and Per Share Amounts)
(Unaudited)

The carrying value and fair value of securities by contractual maturity at October 2, 2010, were as follows:

	Available-for-Sale
	Amortized	Fair
	Cost	Value

For the three months ending January 1, 2011	$1,425	$1,642
For the fiscal years ending:
2011	1,670	1,914
2012	2,070	2,374
2013	4,313	4,763
2014	4,151	4,610
2015-2019	26,174	28,957
2020 and thereafter	69,800	75,585
	$109,603	$119,845

At October 2, 2010, and September 26, 2009, none of the securities with a fair value below carrying value were deemed to have other than a temporary impairment.  At the end of 2009, the fair value of certain economic development bonds were determined to be below carrying value, with the decline in fair value deemed to be other than temporary. These fair value adjustments totaling $8,032 reduced the carrying value of the economic development bond portfolio at the end of 2009.

CABELAS INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands Except Share and Per Share Amounts)
(Unaudited)

6.	BORROWINGS OF FINANCIAL SERVICES SUBSIDIARY

With the adoption of ASC Topics 810 and 860, the issued debt of the Trust was consolidated as of January 3, 2010. See Note 2 for additional information on the consolidation of the Trust. The obligations of the Trust are secured borrowings backed by credit card loans. The following table presents as of October 2, 2010, a summary of the secured fixed and variable rate long-term obligations of the Trust, the expected maturity dates, and the respective weighted average interest rates.

	Expected Maturity Date	Fixed	Rate	Variable	Rate	Total	Rate

Series 2005-I (1)	October 2010	$140,000	4.97%	$109,500	0.54%	$249,500	2.99%
Series 2006-III	October 2011	250,000	5.26	250,000	0.45	500,000	2.83
Series 2008-I (2)	December 2010	461,500	4.38	38,500	3.83	500,000	4.29
Series 2008-IV	September 2011	122,500	7.29	75,900	4.51	198,400	6.18
Series 2009-I	March 2012	—		425,000	2.28	425,000	2.28
Series 2010-I	January 2015	—		255,000	1.74	255,000	1.74
Series 2010-II	August 2015	127,500	2.29	85,000	0.97	212,500	1.72

Total secured long-term obligations of the Trust		1,101,500		1,238,900		2,340,400
Less: current maturities		(724,000)		(223,900)		(947,900)

Secured long-term obligations of the Trust, less current maturities		$377,500		$1,015,000		$1,392,500

(1) Series 2005-I matured and was paid on October 15, 2010, using restricted cash of the Trust.
(2)  Series 2008-I Class A-2 notes for $229,850 are indexed to the one-month London Interbank Offered Rate ("LIBOR"), but an interest rate swap effectively converts our payment to a fixed rate.

The Trust also issues variable funding facilities which are considered secured borrowings backed by credit card loans. At October 2, 2010, the Trust had two variable funding facilities with $575,000 in available capacity and no amounts outstanding.  The two variable funding facilities are scheduled to mature in September 2011 and November 2011, respectively, and include an option to renew. Variable rate note interest is priced at a benchmark rate (LIBOR or commercial paper rate) plus a spread, which ranges from 0.76% to 0.95%.  The variable rate notes provide for a fee ranging from 0.41% to 0.60% on the unused portion of the facilities.  During the nine months ended October 2, 2010, the average balance outstanding on these notes was $4,615 with a weighted average interest rate of 1.72%.

In 2008, the Trust entered into a $229,850 notional swap agreement in connection with the Series 2008-I securitization in order to manage interest rate exposure. The exposure is related to changes in cash flows from funding credit card loans, which include a high percentage of accounts that do not incur monthly finance charges based on floating rate obligations. The Series 2008-I swap effectively converts the interest rate on the investor notes from a floating rate based on a spread over a benchmark to a fixed rate of 4.32%. Cabela's entered into an interest rate swap agreement with similar terms with the counterparty where the notional amount of Cabela's swap is zero unless the notional amount of WFB's swap falls below a required amount, effectively making Cabela's a guarantor of WFB's swap.  WFB pays a fee to Cabela's for the credit enhancement provided by this swap.  Upon consolidation of the Trust, the fair value of the swap was reflected on the financial statements of WFB. The fair value of the interest rate swap as of October 2, 2010, was $1,510. Changes in fair value of the interest rate swap are included in Financial Services revenue.  Prior to consolidation of the Trust, the fair value of the swap was not reflected on the consolidated financial statements.

CABELAS INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands Except Share and Per Share Amounts)
(Unaudited)

On February 12, 2010, the Trust sold $300,000 of asset-backed notes, Series 2010-I.  This securitization transaction included the issuance of $255,000 of Class A notes which are eligible collateral under the Term Asset-Backed Securities Loan Facility (“TALF”) established by the Federal Reserve Bank of New York. This securitization transaction also included the issuance of three subordinated classes of notes in the aggregate principal amount of $45,000.  WFB retained each of the subordinated classes of notes which were eliminated in the preparation of the consolidated financial statements.  Each class of notes issued in the securitization transaction has an expected life of approximately five years, and with a contractual maturity of approximately eight years.  This securitization transaction was used to refinance asset-backed notes issued by the Trust that matured in 2010 and to fund growth in restricted credit card loans.

On September 22, 2010, the Trust sold $250,000 of asset-backed notes, Series 2010-II. This securitization transaction included the issuance of $212,500 of Class A notes and three subordinated classes of notes in the aggregate principal amount of $37,500. WFB retained each of the subordinated classes of notes which were eliminated in the preparation of consolidated financial statements. Each class of notes issued in the securitization transaction has an expected life of approximately five years, with a contractual maturity of approximately eight years. The securitization transaction will be used to refinance asset-backed notes issued by the Trust that mature in December 2010 and to fund growth in restricted credit card loans.

WFB has unsecured federal funds purchase agreements with two financial institutions.  The maximum amount that can be borrowed is $85,000. There were no amounts outstanding at October 2, 2010, January 2, 2010, or September 26, 2009.  There were no borrowings during the nine months ended October 2, 2010. During the nine months ended September 26, 2009, the average balance outstanding was $203 with a weighted average rate of 0.21%.

7.	LONG-TERM DEBT AND CAPITAL LEASES

Long-term debt, including revolving credit facilities and capital leases, consisted of the following at the periods ended:

	October 2, 2010	January 2, 2010	September 26, 2009
Unsecured revolving credit facility of $350,000 expiring June 30, 2012, with interest at 1.46% at October 2, 2010	$60,000	$—	$28,617
Unsecured senior notes payable due 2016 with interest at 5.99%	215,000	215,000	215,000
Unsecured senior notes payable due 2017 with interest at 6.08%	60,000	60,000	60,000
Unsecured senior notes due 2012-2018 with interest at 7.20%	57,000	57,000	57,000
Unsecured revolving credit facility of $15,000 CAD expiring June 30, 2013, with interest at 2.93% at October 2, 2010	9,658	2,902	11,818
Capital lease obligations payable through 2036	13,207	13,377	13,604
Total debt	414,865	348,279	386,039
Less current portion of debt	(227)	(3,101)	(12,048)
Long-term debt, less current maturities	$414,638	$345,178	$373,991

CABELAS INCORPORATED AND SUBSIDIARIES
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

During the nine months ended October 2, 2010, and September 26, 2009, the average principal balance outstanding on the revolving credit facility was $20,416 and $109,234, respectively, with a weighted average interest rate of 1.45% and 1.71%, respectively.  Letters of credit and standby letters of credit totaling $29,945 and $19,973 were outstanding at October 2, 2010, and September 26, 2009, respectively. The average outstanding amount of total letters of credit during the nine months ended October 2, 2010, and September 26, 2009, was $18,029 and $12,431, respectively.

We also have financing agreements that allow certain boat and all-terrain vehicle merchandise vendors to give us extended payment terms.  The vendors are responsible for all interest payments, with certain exceptions, for the financing period and the financing company holds a security interest in the specific inventory held by Cabela's.  Our revolving credit facility limits this security interest to $50,000.  The extended payment terms to the vendor do not exceed one year.  The outstanding liability, included in accounts payable, was $1,116, $3,510, and $671 at October 2, 2010, January 2, 2010, and September 26, 2009, respectively.

Effective June 29, 2010, we entered into an amended and restated credit agreement for our operations in Canada extending our $15,000 Canadian dollars (“CAD”) unsecured revolving credit facility through June 30, 2013.  The credit facility permits the issuance of up to $5,000 CAD in letters of credit, which reduce the overall credit limit available under the credit facility. Interest remains variable, is computed at rates which are defined in the agreement plus a margin, and is payable monthly.  All other terms of the credit agreement remained unchanged.

At October 2, 2010, we were in compliance with all financial covenants under our credit agreements and unsecured notes.

8.	IMPAIRMENT AND RESTRUCTURING CHARGES

In connection with the preparation of our condensed consolidated financial statements during the three and nine months ended October 2, 2010, and September 26, 2009, we evaluated the recoverability of certain property and equipment and land held for sale.  This evaluation included our existing store locations and future retail store sites.  In accordance with the provisions of ASC Topic 360, Property, Plant, and Equipment, we recognized impairment charges totaling $1,834 in the three months ended July 3, 2010, as certain land held for sale with a total net carrying amount of $9,054 was written down to its fair value of $7,220. We also evaluated the recoverability of certain property, equipment, and other assets and recognized write-downs totaling $2,997 in the three months ended October 2, 2010, and $613 and $1,685, respectively, in the three and nine months ended September 26, 2009. In the nine months ended September 26, 2009, land held for sale and property and equipment with a total net carrying amount of $31,692 was written down to its fair value of $20,000, resulting in a total impairment charge of $11,692 ($10,160 relating to land held for sale and $1,532 relating to property and equipment).  Trends and management projections could change undiscounted cash flows in future periods which could trigger possible future write downs.

In our ongoing effort to control costs, we also announced a voluntary retirement plan in February 2009.  Retirement costs in addition to other severance and related benefits totaling $606 were incurred during the three months ended March 2009.  All impairment and restructuring charges were recorded to the Corporate Overhead and Other segment.

CABELAS INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands Except Share and Per Share Amounts)
(Unaudited)

Impairment and restructuring charges consisted of the following for the periods ended:

	Three Months Ended		Nine Months Ended
	October 2, 2010	September 26, 2009	October 2, 2010	September 26, 2009
Impariment losses on:
Property, equipment, and other assets	$2,997	$613	$2,997	$3,217
Land held for sale	—	—	1,834	10,160
Restructuring charges:
Severance and related benefits	—	—	—	606
	$2,997	$613	$4,831	$13,983

9.	INCOME TAXES

A reconciliation of the statutory federal tax rate to the effective income tax rate was as follows for the periods presented.

	Three Months Ended		Nine Months Ended
	October 2, 2010	September 26, 2009	October 2, 2010	September 26, 2009

Statutory federal rate	35.0%	35.0%	35.0%	35.0%
State income taxes, net of federal tax benefit	1.6	1.8	2.3	1.8
Rate differential on foreign income	(1.0)	(2.4)	(3.2)	(1.3)
Other nondeductible items	3.2	0.1	0.5	0.1
Change in unrecognized tax benefits	0.7	1.1	1.1	1.3
Other, net	(1.6)	(0.5)	(0.5)	(0.4)
	37.9%	35.1%	35.2%	36.5%

During the three months ended October 2, 2010, we recorded $4,006 in unrecognized tax benefits after analyzing certain tax positions. The balance of unrecognized tax benefits, which is classified with long-term liabilities in the condensed consolidated balance sheet, totaled $6,995 at October 2, 2010, compared to $2,989 at January 2, 2010.

10.	COMMITMENTS AND CONTINGENCIES

On March 5, 2010, WFB received a preliminary report related to a compliance examination conducted in the second quarter of 2009 from the Federal Deposit Insurance Corporation (the “FDIC”).  WFB received the final version of this report from the FDIC on May 19, 2010.  The FDIC's findings were that certain WFB practices regarding the assessment of overlimit fees, late fees, and penalty interest charges and contacting delinquent cardholders at their place of employment were improper because such practices were unfair and/or deceptive under applicable law.  The FDIC has indicated that it intends to require WFB to reimburse cardholders who paid improper fees and/or interest charges and has also indicated that it will seek to impose on WFB a monetary penalty as a result of the improper practices.  The FDIC has also indicated that any settlement regarding these matters will be in the form of a formal written agreement, and that in the event a settlement could not be reached the FDIC would initiate a proceeding to enforce civil monetary penalties, as well as a cease and desist proceeding against WFB.  WFB is currently in discussions with the FDIC to resolve these matters.  The final amount of any reimbursement and monetary penalty and the nature of any other relief the FDIC may seek to obtain from WFB have not yet been determined.  In the event that the Company is unable to resolve the issues raised in the examination report, the Company estimates that its financial liability would be $18,000 ($12,000 after tax), and the Company has accrued that amount as a selling, distribution, and administrative expense in our condensed consolidated financial statements in the first quarter of fiscal 2010.

CABELAS INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands Except Share and Per Share Amounts)
(Unaudited)

We lease various buildings, computer equipment, and storage space under operating leases which expire on various dates through January 2036.  Rent expense on these leases as well as other month to month rentals was $1,828 and $5,174 for the three and nine months ended October 2, 2010, respectively, and $2,961 and $6,880 for the three and nine months ended September 26, 2009, respectively. The following is a schedule of future minimum rental payments under operating leases at October 2, 2010:

For the three months ending January 1, 2011	$1,568
For the fiscal years ending:
2011	6,248
2012	6,504
2013	6,360
2014	6,246
Thereafter	145,587
$172,513

We have entered into certain lease agreements for retail store locations.  We did not receive any tenant allowances under these leases during the nine months ended October 2, 2010, and we do not expect to receive any tenant allowances under these leases in 2010.  We received $3,403 in tenant allowances during the three and nine months ended September 26, 2009. Certain leases require us to pay contingent rental amounts based on a percentage of sales, in addition to real estate taxes, insurance, maintenance, and other operating expenses associated with the leased premises. These leases have terms which include renewal options ranging from 10 to 70 years.

We have entered into real estate purchase, construction, and/or economic development agreements for various new retail store site locations.  At October 2, 2010, we estimated total cash commitments of approximately $48,800 for the next 12 months for projected retail store-related expenditures and the purchase of future economic development bonds connected with the development, construction, and completion of new retail stores. This commitment does not include amounts associated with retail store locations where we have not completed negotiations.

Under various grant programs, state or local governments provide funding for certain costs associated with developing and opening a new retail store. We generally receive grant funding in exchange for commitments, such as assurance of agreed employment and wage levels at the retail store or that the retail store will remain open, made by us to the state or local government providing the funding. The commitments typically phase out over five to 10 years. If we fail to maintain the commitments during the applicable period, the funds received may have to be repaid or other adverse consequences may arise, which could affect our cash flows and profitability.  At October 2, 2010, January 2, 2010, and September 26, 2009, the total amount of grant funding subject to specific contractual remedies was $18,479, $10,316, and $11,589, respectively.

We have an open account document instructions program providing for Company-issued letters of credit.  Obligations to pay participating vendors totaled $81,969, $23,471, and $32,818 at October 2, 2010, January 2, 2010, and September 26, 2009, respectively.  The balance is higher at October 2, 2010, compared to January 2, 2010, and September 26, 2009, due to an emphasis to increase inventory for the second half of fiscal 2010.

WFB enters into financial instruments with off balance sheet risk in the normal course of business through the origination of unsecured credit card loans. Unsecured credit card accounts are commitments to extend credit and totaled $13,361,000, $12,996,000, and $12,896,000 at October 2, 2010, January 2, 2010, and September 26, 2009, respectively. These commitments are in addition to any current outstanding balances of a cardholder. Unsecured credit card loans involve, to varying degrees, elements of credit risk in excess of the amount recognized in the condensed consolidated balance sheets. The principal amounts of these instruments reflect WFB's maximum related exposure. WFB has not experienced and does not anticipate that all customers will exercise the entire available line of credit at any given point in time. WFB has the right to reduce or cancel the available lines of credit at any time.

CABELAS INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands Except Share and Per Share Amounts)
(Unaudited)

Litigation and Claims - We are party to various proceedings, lawsuits, disputes, and claims arising in the ordinary course of business.  These actions include commercial, intellectual property, employment, and product liability claims.  In addition, on March 5, 2010, WFB received a preliminary report from the FDIC finding that certain of WFB's practices were improper.  WFB received the final version of this report from the FDIC on May 19, 2010.  Some of these actions involve complex factual and legal issues and are subject to uncertainties.  We cannot predict with assurance the outcome of the actions brought against us.  Accordingly, adverse developments, settlements, or resolutions may occur and negatively impact earnings in the applicable period.  However, we do not believe that the outcome of any current action would have a material adverse effect on our results of operations, cash flows, or financial position taken as a whole.

11.	STOCK AWARD PLANS

   We recognized share-based compensation expense of $2,831 and $8,447 for the three and nine months ended October 2, 2010, respectively, and $2,422 and $6,707 for the three and nine months ended September 26, 2009, respectively.  Compensation expense related to our share-based payment awards is recognized in selling, distribution, and administrative expenses in the condensed consolidated statements of income. At October 2, 2010, the total unrecognized deferred share-based compensation balance for all equity awards issued, net of expected forfeitures, was $10,847, net of tax, which is expected to be amortized over a weighted average period of 1.9 years.

Employee Stock Options - During the nine months ended October 2, 2010, there were 318,700 options granted to employees under the Cabela's Incorporated 2004 Stock Plan (the “2004 Plan”) at a weighted average exercise price of $16.28 per share and 15,000 options granted to non-employee directors at an exercise price of $19.47 per share.  These options have an eight-year term and vest over three years for employees and one year for non-employee directors.  At October 2, 2010, there were 6,329,068 shares subject to options and 3,010,092 additional shares available for grant under the 2004 Plan.

At October 2, 2010, under our 1997 Stock Option Plan (the “1997 Plan”), there were 389,762 shares subject to options with no shares available for grant.  Options issued expire on the fifth or the tenth anniversary of the date of the grant under the 1997 Plan.

During the nine months ended October 2, 2010, there were 602,687 options exercised.  The aggregate intrinsic value of awards exercised during the nine months ended October 2, 2010 was $7,372 compared to $1,816 during the nine months ended September 26, 2009.  Based on our closing stock price of $19.17 at October 2, 2010, the total number of in-the-money awards exercisable at October 2, 2010, was 1,282,121.

Nonvested Stock and Stock Unit Awards - During the nine months ended October 2, 2010, we issued 639,340 units of nonvested stock under the 2004 Plan to employees at a weighted average fair value of $16.22 per unit. These nonvested stock units vest evenly over three years on the grant date anniversary based on the passage of time.  On March 2, 2010, we also issued 97,000 performance-based restricted stock units under the 2004 Plan to certain executives at a fair value of $16.18 per unit.  These performance-based restricted stock units are subject to a performance criteria vesting condition for fiscal 2010 and will begin vesting in three equal installments on March 2, 2011, if the performance criteria is met.

Employee Stock Purchase Plan - The maximum number of shares of common stock available for issuance under our Employee Stock Purchase Plan is 1,835,000.  During the nine months ended October 2, 2010, there were 103,183 shares issued.  At October 2, 2010, there were 877,232 shares authorized and available for issuance.

CABELAS INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands Except Share and Per Share Amounts)
(Unaudited)

12.	STOCKHOLDERS' EQUITY AND DIVIDEND RESTRICTIONS

The most significant restrictions on the payment of dividends are contained within the covenants under our revolving credit and unsecured senior notes purchase agreements. Also, Nebraska banking laws govern the amount of dividends that WFB can pay to Cabela's. At October 2, 2010, we had unrestricted retained earnings of $84,770 available for dividends. However, we have never declared or paid any cash dividends on our common stock, and we do not anticipate paying any cash dividends in the foreseeable future.

13.	EARNINGS PER SHARE

The following table reconciles the number of shares utilized in the earnings per share calculations for the periods presented.

	Three Months Ended		Nine Months Ended
	October 2, 2010	September 26, 2009	October 2, 2010	September 26, 2009
Weighted average number of shares:
Common shares - basic	67,881,158	67,160,952	67,703,805	66,923,206
Effect of incremental dilutive securities:
Stock options, nonvested stock units, and employee stock purchase plan shares	857,107	796,068	1,075,501	327,831
Common shares - diluted	68,738,265	67,957,020	68,779,306	67,251,037

Stock options outstanding and nonvested stock units issued considered anti-dilutive	2,955,789	3,816,359	2,646,489	4,234,698

14.	SUPPLEMENTAL CASH FLOW INFORMATION

The following table sets forth non-cash financing and investing activities and other cash flow information for the periods presented.

	Nine Months Ended
	October 2, 2010	September 26, 2009
Non-cash financing and investing activities:
Accrued property and equipment additions (1)	$11,203	$6,904
Contribution of land received	7,047	—

Other cash flow information:
Interest paid	101,297	40,668
Income taxes, net	31,247	17,281

(1)    Accrued property and equipment additions are recognized in the condensed consolidated statements of cash flows in the period they are paid.

CABELAS INCORPORATED AND SUBSIDIARIES
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

Segment assets are those directly used in or clearly allocable to an operating segment's operations.  For the Retail segment, assets include inventory in the retail stores, land, buildings, fixtures, and leasehold improvements.   For the Direct segment, assets include deferred catalog costs and fixed assets. Goodwill totaling $3,442, $3,336 and $3,217 at October 2, 2010, January 2, 2010, and September 26, 2009, respectively, was included in the Retail segment. Cash and cash equivalents of WFB were $388,815, $371,409 and $414,376 at October 2, 2010, January 2, 2010, and September 26, 2009, respectively.  Assets for the Corporate Overhead and Other segment include corporate headquarters and facilities, merchandise distribution inventory, shared technology infrastructure and related information systems, corporate cash and cash equivalents, economic development bonds, prepaid expenses, deferred income taxes, and other corporate long-lived assets.  Depreciation, amortization, and property and equipment expenditures are recognized in each respective segment.  Intercompany revenue between segments is eliminated in consolidation.

CABELAS INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands Except Share and Per Share Amounts)
(Unaudited)

Financial information by segment is presented in the following table for the three and nine months ended October 2, 2010, and September 26, 2009:

Three Months Ended October 2, 2010:	Retail	Direct	Financial Services	Corporate Overhead and Other	Total

Revenue from external customers	$368,704	$216,989	$53,561	$3,997	$643,251
Revenue (loss) from internal customers	—	1,570	(118)	(1,452)	—
Total revenue	$368,704	$218,559	$53,443	$2,545	$643,251

Operating income (loss)	$51,865	$31,505	$13,123	$(59,852)	$36,641
As a percentage of revenue	14.1%	14.4%	24.6%	N/A	5.7%

Depreciation and amortization	$10,235	$1,066	$287	$6,097	$17,685
Assets	885,273	107,973	3,218,264	683,597	4,895,107

Three Months Ended September 26, 2009:	Retail	Direct	Financial Services	Corporate Overhead and Other	Total

Revenue from external customers	$347,988	$223,803	$48,304	$4,201	$624,296
Revenue (loss) from internal customers	—	2,391	(118)	(2,273)	—
Total revenue	$347,988	$226,194	$48,186	$1,928	$624,296

Operating income (loss)	$40,451	$34,243	$12,547	$(55,320)	$31,921
As a percentage of revenue	11.6%	15.1%	26.0%	N/A	5.1%

Depreciation and amortization	$10,588	$1,365	$304	$5,835	$18,092
Assets	906,047	112,885	830,772	661,154	2,510,858

CABELAS INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands Except Share and Per Share Amounts)
(Unaudited)

Nine Months Ended October 2, 2010:	Retail	Direct	Financial Services	Corporate Overhead and Other	Total

Revenue from external customers	$933,946	$609,925	$170,264	$14,696	$1,728,831
Revenue (loss) from internal customers	—	2,919	(349)	(2,570)	—
Total revenue	$933,946	$612,844	$169,915	$12,126	$1,728,831

Operating income (loss)	$110,912	$92,347	$39,182	$(159,192)	$83,249
As a percentage of revenue	11.9%	15.1%	23.1%	N/A	4.8%

Depreciation and amortization	$30,272	$3,413	$865	$17,847	$52,397
Assets	885,273	107,973	3,218,264	683,597	4,895,107

Nine Months Ended September 26, 2009:	Retail	Direct	Financial Services	Corporate Overhead and Other	Total

Revenue from external customers	$925,147	$648,079	$126,558	$13,288	$1,713,072
Revenue (loss) from internal customers	—	2,979	(349)	(2,630)	—
Total revenue	$925,147	$651,058	$126,209	$10,658	$1,713,072

Operating income (loss)	$92,470	$96,246	$36,536	$(162,057)	$63,195
As a percentage of revenue	10.0%	14.8%	28.9%	N/A	3.7%

Depreciation and amortization	$31,549	$3,773	$906	$16,720	$52,948
Assets	906,047	112,885	830,772	661,154	2,510,858

CABELAS INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands Except Share and Per Share Amounts)
(Unaudited)

As presented below, the components for the Financial Services segment will not be comparable to prior period amounts as a result of the consolidation of the Trust with the adoption of ASC Topics 810 and 860 as of January 3, 2010.  In 2010, the securitization income component was no longer recorded and separately reported; rather the remaining components will now reflect the financial performance of the entire managed portfolio which includes the Trust. See Note 2 for additional information on the consolidation of the Trust.

	Three Months Ended		Nine Months Ended
	October 2, 2010	September 26, 2009	October 2, 2010	September 26, 2009

Interest and fee income	$67,616	$17,010	$205,727	$37,865
Interest expense	(22,682)	(6,254)	(65,779)	(18,924)
Provision for loan losses	(20,028)	(288)	(51,784)	(631)
Net interest income, net of provision for loan losses	24,906	10,468	88,164	18,310
Non-interest income:
Securitization income	—	51,026	—	144,629
Interchange income	58,914	8,218	166,364	21,337
Other non-interest income	3,288	8,999	9,105	26,810
Total non-interest income	62,202	68,243	175,469	192,776
Less: Customer rewards costs	(33,665)	(30,525)	(93,718)	(84,877)
Financial Services revenue	$53,443	$48,186	$169,915	$126,209

CABELAS INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands Except Share and Per Share Amounts)
(Unaudited)

The following chart sets forth the percentage of our merchandise revenue contributed by each of the five product categories for our Retail and Direct businesses and in total for the three and nine months ended October 2, 2010, and September 26, 2009.

Three Months Ended:	Retail		Direct		Total
	October 2, 2010	September 26, 2009	October 2, 2010	September 26, 2009	October 2, 2010	September 26, 2009
Product Category
Hunting Equipment	47.9%	46.4%	40.3%	40.5%	45.1%	44.2%
Clothing and Footwear	21.7	20.7	28.8	29.3	24.3	23.9
Fishing and Marine	13.4	15.5	11.1	11.2	12.6	13.9
Camping	9.4	9.6	13.1	12.6	10.7	10.7
Gifts and Furnishings	7.6	7.8	6.7	6.4	7.3	7.3
Total	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

Nine Months Ended:	Retail		Direct		Total
	October 2, 2010	September 26, 2009	October 2, 2010	September 26, 2009	October 2, 2010	September 26, 2009
Product Category
Hunting Equipment	44.5%	45.1%	36.6%	37.3%	41.5%	42.1%
Clothing and Footwear	20.2	19.3	27.2	28.3	22.8	22.8
Fishing and Marine	18.2	18.6	15.9	15.4	17.4	17.3
Camping	8.9	8.8	12.8	12.0	10.3	10.0
Gifts and Furnishings	8.2	8.2	7.5	7.0	8.0	7.8
Total	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

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

As defined by ASC Topic 820, Fair Value Measurements and Disclosures, fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. In determining fair value, we use various methods including discounted cash flow projections based on available market interest rates and management estimates of future cash payments. Financial instrument assets and liabilities measured and reported at fair value are classified and disclosed in one of the following categories:

•	Level 1 - Quoted market prices in active markets for identical assets or liabilities.

•	Level 2 - Observable inputs other than quoted market prices.

•	Level 3 - Unobservable inputs corroborated by little, if any, market data.

CABELAS INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands Except Share and Per Share Amounts)
(Unaudited)

Level 3 is comprised of financial instruments whose fair value is estimated based on internally developed models or methodologies utilizing significant inputs that are primarily unobservable from objective sources. In determining the appropriate hierarchy levels, we performed an analysis of the assets and liabilities that are subject to ASC 820 and determined that at October 2, 2010, all applicable financial instruments carried on our condensed consolidated balance sheets are classified as Level 3. The following table summarizes the valuation of our recurring financial instruments at the periods ended:

	Fair Value at
Assets - Level 3	October 2, 2010	January 2, 2010	September 26, 2009

Economic development bonds	$119,845	$108,491	$119,974
Interest-only strip, cash reserve accounts, and cash accounts	—	24,577	26,435
Asset-backed trading securities	—	68,752	37,941
Asset-backed available-for-sale securities	—	82,705	81,512
	$119,845	$284,525	$265,862

The table below presents changes in fair value of our assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3), as defined in ASC 820, for the periods presented:

	Interest-Only
	Strip,		Asset-Backed
	Cash Reserve	Asset-Backed	Available	Economic
	Accounts, and	Trading	for Sale	Development
Three Months Ended October 2, 2010:	Cash Accounts	Securities	Securities	Bonds

Balance, July 3, 2010	$—	$—	$—	$107,397
Included in accumulated other comprehensive income - unrealized	—	—	—	13,271
Purchases, issuances, and settlements, net	—	—	—	(823)
Balance, October 2, 2010	$—	$—	$—	$119,845

Three Months Ended September 26, 2009:

Balance, June 27, 2009	$26,217	$20,125	$75,123	$115,650
Total gains or losses:
Included in earnings - realized	218	—	18	—
Included in accumulated other comprehensive income - unrealized	—	—	6,370	6,138
Purchases, issuances, and settlements, net	—	17,816	1	(1,814)
Balance, September 26, 2009	$26,435	$37,941	$81,512	$119,974

CABELAS INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands Except Share and Per Share Amounts)
(Unaudited)

	Interest-Only
	Strip,		Asset-Backed
	Cash Reserve	Asset-Backed	Available	Economic
	Accounts, and	Trading	for Sale	Development
Nine Months Ended October 2, 2010:	Cash Accounts	Securities	Securities	Bonds

Balance, January 2, 2010	$24,577	$68,752	$82,705	$108,491
Change upon adoption of ASC Topics 810 and 860	(24,577)	(68,752)	(82,705)	—
Included in accumulated other comprehensive income - unrealized	—	—	—	13,566
Purchases, issuances, and settlements, net	—	—	—	(2,212)
Balance, October 2, 2010	$—	$—	$—	$119,845

Nine Months Ended September 26, 2009:

Balance, December 27, 2008	$30,021	$31,584	$—	$112,585
Total gains or losses:
Included in earnings - realized	4,414	—	33	—
Included in accumulated other comprehensive income - unrealized	—	—	4,549	10,307
Purchases, issuances, and settlements, net	(8,000)	6,357	76,930	(2,918)
Balance, September 26, 2009	$26,435	$37,941	$81,512	$119,974

Upon adoption of ASC Topics 810 and 860, the interest-only strip, cash reserve accounts and cash accounts, asset-backed trading securities, and asset-backed available-for-sale securities were derecognized with the consolidation of the Trust as of January 3, 2010.  The following are the techniques used to fair value these assets as of our 2009 fiscal year end.  For the interest-only strip and cash reserve accounts, WFB estimated related fair values based on the present value of future expected cash flows using assumptions for credit losses, payment rates, and discount rates commensurate with the risks involved. For cash accounts, WFB estimated related fair values based on the present value of future expected cash flows using discount rates commensurate with risks involved.  Asset-backed trading securities fluctuate daily based on the short-term operational needs of WFB.  Advances and pay downs on the trading securities are at par value. Therefore, the par value of the asset-backed trading securities approximated fair value.  For asset-backed available-for-sale securities, WFB estimated fair values using discounted cash flow projections based upon contractual principal and interest cash flows. The discount rate utilized was based upon management's evaluation of current market rates; indicative pricing for such instruments; the rates from the last date WFB considered the market for these instruments to be active and orderly, adjusted for changes in credit spreads in accordance with ASC Section 820-10-35, Fair Value Measurements and Disclosures: Overall: Subsequent Measurement and ASC Section 820-10-65, Fair Value Measurements and Disclosures: Overall: Transition and Open Effective Date Information; and the discount rates used to value other retained interests in securitized loans.  At the end of  fiscal year 2009, the weighted average discount rate used to value the triple-A rated notes was 1.34%, the A rated notes was 5.16%, the triple-B rated notes was 6.56%, and the double-B rated notes was 11.00%.

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

CABELAS INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands Except Share and Per Share Amounts)
(Unaudited)

In connection with the preparation of our condensed consolidated financial statements during the three and nine months ended October 2, 2010, and September 26, 2009, we evaluated the recoverability of certain property and equipment and land held for sale.  This evaluation included our existing store locations and future retail store sites.  In accordance with the provisions of ASC Topic 360, Property, Plant, and Equipment, we recognized impairment charges totaling $1,834 in the three months ended July 3, 2010, as certain land held for sale with a total net carrying amount of $9,054 was written down to its fair value of $7,220. We also evaluated the recoverability of certain property, equipment, and other assets and recognized write-downs totaling $2,997 in the three and nine months ended October 2, 2010, and $613 and $1,685, respectively, in the three and nine months ended September 26, 2009.  In the nine months ended September 26, 2009, land held for sale and property and equipment with a total net carrying amount of $31,692 was written down to its fair value of $20,000, resulting in a total impairment charge of $11,692 ($10,160 relating to land held for sale and $1,532 relating to property and equipment). We also evaluated the recoverability of certain property and equipment and recognized write-downs related to these assets totaling $1,072 in the nine months ended September 26, 2009. Trends and management projections could change undiscounted cash flows in future periods which could trigger possible future write downs.

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

The following table provides the estimated fair values of financial instruments not carried at fair value at the periods ended:

	October 2, 2010		January 2, 2010
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial Assets
Credit card loans, net	$2,402,432	$2,402,432	$135,935	$140,199

Financial Liabilities
Time deposits	554,488	588,667	476,664	499,838
Secured long-term obligations of the Trust	2,340,400	2,347,954	—	—
Long-term debt	414,865	410,612	348,279	343,108

CABELAS INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands Except Share and Per Share Amounts)
(Unaudited)

17.	ACCOUNTING PRONOUNCEMENTS

In January 2010, the FASB issued ASU No. 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements. ASU 2010-06 revises two disclosure requirements concerning fair value measurements and clarifies two others. This statement requires separate presentation of significant transfers into and out of Levels 1 and 2 of the fair value hierarchy and disclosure of the reasons for such transfers. It will also require the presentation of purchases, sales, issuances, and settlements within Level 3 on a gross basis rather than a net basis. The amendments also clarify that disclosures should be disaggregated by class of asset or liability and that disclosures about inputs and valuation techniques should be provided for both recurring and non-recurring fair value measurements. The new disclosures about fair value measurements are presented in Note 16, except for the requirement concerning gross presentation of Level 3 activity, which is effective for fiscal years beginning after December 15, 2010. The adoption of this statement had no effect on our financial position or results of operations.

In July 2010, the FASB issued ASU No. 2010-20, Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses. ASU No. 2010-20 enhances the existing disclosure requirements providing more transparency of the allowance for loan losses and credit quality of financing receivables. The new disclosures that relate to information as of the end of a reporting period will be effective for the first interim and annual reporting periods ending on or after December 15, 2010; therefore, we will apply most of the provisions of this ASU effective for our fiscal 2010 year-end reporting. The new disclosures that relate to activity occurring during the reporting period will be effective for the first interim and annual periods beginning after December 15, 2010, or effective for our first quarter of fiscal 2011 and thereafter.

On August 17, 2010, the FASB issued an exposure draft on lease accounting entitled Leases. This exposure draft creates a new accounting model for both lessees and lessors and eliminates the concept of operating leases. The proposed ASU does not specify an effective date, which will be determined after reviewing comments that are due by December 15, 2010. Management is in the process of evaluating the provisions of this proposed ASU and its effect on our financial position, results of operations, and financial covenants under our credit agreements and unsecured notes.

18.    SUBSEQUENT EVENT

At October 2, 2010, WFB had accumulated $250,000 in restricted cash accounts of the Trust to fund the Series 2005-I term securitization that matured October 15, 2010, and had prefunded $60,000 of the Series 2010-II term securitization. On October 15, 2010, the Series 2005-I term securitization was paid in full and the $60,000 was released to WFB.

We have evaluated subsequent events through the filing date of this Form 10-Q. We have determined that there were no other subsequent events to recognize or disclose in the condensed consolidated financial statements presented herein.

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

•
supply and delivery shortages or interruptions, and other interruptions or disruptions to our systems, processes, or controls, caused by system changes or other factors, including technology system changes in support of our customer relationship management system;

•	adverse or unseasonal weather conditions;

•	fluctuations in operating results;

•	increased government regulations, including regulations relating to firearms and ammunition;

•	inadequate protection of our intellectual property;

•	material security breaches of computer systems;

•	our ability to protect our brand and reputation;

•	changes in accounting rules and regulations applicable to securitization transactions, including related increases in required regulatory capital;

•	our ability to manage credit, liquidity, interest rate, operational, legal, and compliance risks;

•	increasing competition for credit card products and reward programs;

•	our ability to increase credit card receivables while managing fraud, delinquencies, and charge-offs;

•	our ability to securitize our credit card receivables at acceptable rates or access the deposits market at acceptable rates;

•	decreased interchange fees received by our Financial Services business as a result of credit card industry regulation and/or litigation;

•
impact of legislation, regulation, and supervisory regulatory actions (including with respect to the compliance examination conducted by the Federal Deposit Insurance Corporation ("FDIC") in the second quarter of 2009) in the financial services industry including the Credit Card Accountability Responsibility and Disclosure Act of 2009 (the "CARD Act"), new and proposed regulations affecting securitizations, and the recently enacted Dodd-Frank Wall Street Reform and Consumer Protection Act (the "Reform Act");

•	other factors that we may not have currently identified or quantified; and

•
other risks, relevant factors, and uncertainties identified in our filings with the United States Securities and Exchange Commission ("SEC") (including the information set forth in the "Risk Factors" section of our Annual Report on Form 10-K for the fiscal year ended January 2, 2010, and in Part II, Item 1A, of our Quarterly Report on Form 10-Q for the fiscal quarter ended July 3, 2010), which filings are available at the SEC's website at www.sec.gov.

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

Critical Accounting Policies and Use of Estimates

Our critical accounting policies and use of estimates utilized in the preparation of the condensed consolidated financial statements as of October 2, 2010, remain unchanged from January 2, 2010, with the exception of the elimination of retained interests in securitized receivables and the establishment of allowances for credit card loan losses.

Effective January 3, 2010, with the consolidation of the Cabela's Master Credit Card Trust and related entities (collectively referred to as the “Trust”) as a result of Accounting Standards Codification (“ASC”) Topics 810, Consolidations, and 860, Transfers and Servicing, the retained interests in securitized receivables were eliminated and the securitized off-balance sheet loans were consolidated, which required us to establish allowances for loan losses relating to such assets.  This allowance for credit card loan losses is a significant estimate in 2010.

The allowance for credit card loan losses represents management's estimate of probable losses inherent in the loan portfolio. The allowance for loan losses is established through a charge to the provision for loan losses and is regularly evaluated by management for adequacy. The credit card portfolio is segmented and for each category management estimates losses inherent in the portfolio based on a model which tracks historical loss experience on delinquent accounts and charge-offs, net of estimated recoveries. World's Foremost Bank (“WFB”) will charge off credit card loans on a daily basis after an account becomes at a minimum 130 days contractually delinquent. Accounts relating to cardholder bankruptcies, cardholder deaths, and fraudulent transactions are charged off earlier. WFB records charged-off cardholder fees and accrued interest receivable directly against interest and fee income included in Financial Services revenue.  As part of collection efforts, a credit card loan may be placed on non-accrual or a fixed payment plan prior to charge off.  In addition to these methods of measurement, management also considers other factors such as general economic and business conditions affecting key lending areas, credit concentration, and credit quality trends. Since the evaluation of the inherent loss with respect to these factors is subject to a high degree of uncertainty, the measurement of the overall allowance is subject to estimation risk, and the amount of actual losses can vary significantly from the estimated amounts.

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

Financial Overview

	Three Months Ended
	October 2, 2010	September 26, 2009	Increase (Decrease)	% Change
	(Dollars in Thousands)
Revenue:
Retail	$368,704	$347,988	$20,716	6.0%
Direct	218,559	226,194	(7,635)	(3.4)
Total merchandise sales	587,263	574,182	13,081	2.3
Financial Services	53,443	48,186	5,257	10.9
Other revenue	2,545	1,928	617	32.0
Total revenue	$643,251	$624,296	$18,955	3.0

Operating income	$36,641	$31,921	$4,720	14.8

Earnings per diluted share	$0.29	$0.28	$0.01	3.6

	Nine Months Ended
	October 2, 2010	September 26, 2009	Increase (Decrease)	% Change
	(Dollars in Thousands)
Revenue:
Retail	$933,946	$925,147	$8,799	1.0%
Direct	612,844	651,058	(38,214)	(5.9)
Total merchandise sales	1,546,790	1,576,205	(29,415)	(1.9)
Financial Services	169,915	126,209	43,706	34.6
Other revenue	12,126	10,658	1,468	13.8
Total revenue	$1,728,831	$1,713,072	$15,759	0.9

Operating income	$83,249	$63,195	$20,054	31.7

Earnings per diluted share	$0.67	$0.49	$0.18	36.7

Revenues in the three months ended October 2, 2010, totaled $643 million, an increase of $19 million, or 3.0%, over the three months ended September 26, 2009.  Revenue in our merchandising business increased $13 million comparing the respective periods. The net increase in total merchandise sales comparing the three months ended October 2, 2010, to the three months ended September 26, 2009, was due to sales from our new retail store that opened in Grand Junction, Colorado, on May 20, 2010, and to a net increase of 2.4% in comparable store sales, led by increases in the hunting equipment and clothing and footwear categories. These increases were partially offset by a decrease in Direct revenue, which included $5 million of revenue in the three months ended September 26, 2009, from our non-core taxidermy and Wild Wings businesses that we divested in the fall of 2009. Financial Services revenue increased $5 million, or 10.9%, in the three months ended October 2, 2010, compared to the three months ended September 26, 2009, primarily due to an increase in interchange income, lower loan losses, and growth in the number of active accounts and average balance per account. On a managed basis, this net increase in Financial Services revenue is also due to a lower provision for loan losses partially offset by lower interest and fee income due to the implementation of the CARD Act.

 Revenues in the nine months ended October 2, 2010, increased $16 million, or 0.9%, to $1.7 billion compared to the nine months ended September 26, 2009. Revenue in our merchandising business decreased $29 million comparing the respective periods. The net decrease in total merchandise sales comparing the nine months ended October 2, 2010, to the nine months ended September 26, 2009, was due to a decrease in Direct revenue, which included $18 million of revenue in the nine months ended September 26, 2009, from our non-core taxidermy and Wild Wings businesses that we divested in the fall of 2009, and to a net decrease of 1.1% in comparable store sales. These decreases were partially offset by an increase in sales from our new retail store that opened in Grand Junction, Colorado, on May 20, 2010. Financial Services revenue increased $44 million, or 34.6%, in the nine months ended October 2, 2010, compared to the nine months ended September 26, 2009, primarily due to lower loan losses, increases in interchange income and interest and fee income, and growth in the number of active accounts and average balance per account, partially offset by higher customer reward costs. On a managed basis, this net increase in Financial Services revenue is also due to a lower provision for loan losses and a decrease in interest expense.

Operating income for the three months ended October 2, 2010, increased $5 million, or 14.8%, compared to the three months ended September 26, 2009, and total operating income as a percentage of total revenue increased 60 basis points over the same period.  Operating income for the nine months ended October 2, 2010, increased $20 million, or 31.7%, compared to the nine months ended September 26, 2009, and total operating income as a percentage of total revenue increased 110 basis points over the same period.  These increases in total operating income and total operating income as a percentage of total revenue in the three and nine months ended October 2, 2010, compared to the three and nine months ended September 26, 2009, were primarily due to:

•	increases in revenue from our Financial Services segment;

•	improved merchandise gross margins; and

•	labor efficiencies in our Retail business.

These increases in total operating income and total operating income as a percentage of total revenue were partially offset by decreases in revenue from our Direct business segment for both the three and nine months ended October 2, 2010, compared to the respective 2009 periods. In addition, impairment and restructuring charges increased $2 million in the three months ended October 2, 2010, compared to the three months ended September 26, 2009, but decreased $9 million in the nine months ended October 2, 2010, compared to the nine months ended September 26, 2009.

Fiscal 2010 Update to Our 2012 Vision

Cabela's 2012 Vision is to become the best multi-channel outdoor retail company in the world. While the business environment in which we operate continues to be challenging in 2010, we believe our multi-channel model and our strong brand name provides us with opportunities for growth and profitability.  Throughout our multi-channel business, our strategy is to continue our focus on our customer by providing legendary customer service, quality, and selection.

In 2010, management is emphasizing a greater focus on improving retail productivity, mitigating bad debt risk in our credit card business, and concentrating on a return on capital discipline.  We have six strategic initiatives to focus on to achieve our 2012 Vision:

•
Focus on Core Customers: Our goal is to use the product expertise we have developed over the years, along with a focused understanding of our core customers, to improve customer loyalty, enhance brand awareness, offer the best possible assortment of products in every merchandise category, and reduce unproductive inventory.

As we focus on our core customers, we are targeting marketing efforts that are directed to different customer interests by improving our modeling methodologies.  We are also using historic sales information to select and size markets while focusing on areas with large concentrations of core customers.

•	Improve Retail Profitability: Our goal is to improve retail profitability by concentrating on sales, advertising, and costs while providing excellent customer experiences.

We have improved our retail store merchandising processes, management information systems, and distribution and logistics capabilities.  We have also improved our visual merchandising within the stores and coordinated merchandise at our stores by adding more regional product assortments.  To enhance customer service at our retail stores, we have implemented management training and mentoring programs for our next generation managers. In addition, in the three months ended October 2, 2010, we hired and began training additional employees to ensure superior customer service in preparation for the holiday season. Operating income for our Retail business segment increased $11 million and $18 million in the three and nine months ended October 2, 2010, over the respective fiscal 2009 periods to total $52 million and $111 million, respectively.  In addition, operating income as a percentage of Retail business segment revenue increased to 14.1% in the three months ended October 2, 2010, up 250 basis points compared to the three months ended September 26, 2009, and up 190 basis points to 11.9% in the nine months ended October 2, 2010, compared to the nine months ended September 26, 2009.  We continue to improve our retail store merchandising processes through pre-season planning, in-season management, vendor collaboration, and unproductive inventory reduction.

•	Improve Merchandise Performance: Our goal is to improve margins and reduce unproductive inventory by focusing on vendors and assortment planning and management.

We are concentrating efforts in detailed pre-season planning, as well as in-season monitoring of sales and management of inventory.  We are working with vendors to manage inventory levels, negotiate the best prices on everything we buy, and ensure each vendor is delivering all products and services as expected. We reduced unproductive inventory levels during the first half of fiscal 2010 and increased product assortment heading into the fourth quarter of fiscal 2010. Our merchandise gross margin as a percentage of merchandise revenue increased 170 basis points to 34.5% in the three months ended October 2, 2010, compared to 32.8% in the three months ended September 26, 2009, and increased 30 basis points to 34.5% in the nine months ended October 2, 2010, compared to the nine months ended September 26, 2009. These increases were due to better inventory management, which reduced the need to mark down product, improvements in vendor collaboration, and advancements in price optimization.

•
Retail Expansion: Our goal is to increase our retail presence across the United States and Canada by developing a profitable retail expansion strategy considering top market site locations with appropriate sized stores.

We incorporated our next generation store format into our new store that opened on May 20, 2010, in Grand Junction, Colorado.  The Grand Junction store is 80,000 square feet and anchors the largest destination mall on the Western Slope of Colorado.  We also expect to open two next generation stores in 2011 in the United States - one in Allen, Texas, and one in Springfield, Oregon.  In addition, we plan to open one next generation store in 2011 in Edmonton, Alberta.

•
Direct Channel Growth: Our goal is to continue to fine-tune our catalogs, as well as the number of pages and product mix in each, in order to improve the profitability of each title.  We want to create steady, profitable growth in our Direct channels, while reducing marketing expenses and significantly increasing the percentage of market share we capture through the Internet.

We continue our efforts on redesigning our Internet website to support this important channel of our Direct business.  In October 2010, we launched our new website which features enhanced product presentation, improved navigation and site search tools, and international commerce capabilities.

Our Direct revenue decreased $8 million, or 3.4%, in the three months ended October 2, 2010, compared to the three months ended September 26, 2009, and decreased $38 million, or 5.9%, in the nine months ended October 2, 2010, compared to the nine months ended September 26, 2009. Direct revenue in the three and nine months ended September 26, 2009, included $5 million and $18 million, respectively, of revenue from our non-core taxidermy and Wild Wings businesses.  For comparative purposes, Direct revenue in the three and nine months ended October 2, 2010, compared to the three and nine months ended September 26, 2009 (adjusted for the effect of these divestitures), would have resulted in decreases of 1.1% and 3.3%, respectively. Direct revenue also decreased due to inventory reduction initiatives in the first half of 2010, which effected inventory levels resulting in fill rates being lower comparing the respective periods, and due to a decrease in the sales of ammunition and reloading supplies as supply has caught up to demand and consumers are now able to find ammunition at retail stores.

Operating income for our Direct business segment was $32 million and $92 million in the three and nine months ended October 2, 2010, respectively, compared to $34 million and $96 million in the three and nine months ended September 26, 2009.  Operating income as a percentage of our Direct business segment revenue decreased to 14.4% in the three months ended October 2, 2010, down 70 basis points compared to the three months ended September 26, 2009, and up 30 basis points to 15.1% in the nine months ended October 2, 2010, compared to the nine months ended September 26, 2009. In the three months ended October 2, 2010, compared to the three months ended September 26, 2009, catalog-related and Internet marketing costs increased $3 million as we made additional investments in these operations to build on our market position and further increase our brand awareness and loyalty. As a percentage of Direct revenue, catalog-related costs increased 170 basis points to 15.3% compared to 13.6% in the three months ended September 26, 2009. During the nine months ended October 2, 2010, the managed reduction in catalog pages circulated resulted in a decrease of $3 million in catalog-related costs compared to the nine months ended September 26, 2009. However, as a percentage of Direct revenue, catalog-related costs increased 30 basis points to 13.8% compared to 13.5% in the nine months ended September 26, 2009. As a result of our focus on smaller, more specialized catalogs, we reduced the number of catalog pages mailed but increased total circulation.

•
Growth of World's Foremost Bank: Our goal is to continue to attract new cardholders through our Retail and Direct businesses and increase the amount of merchandise or services customers purchase with their CLUB Visa cards while maintaining WFB profitability and preserving customer loyalty.

Our Financial Services business continues to manage credit card delinquencies and charge-offs below industry average by adhering to our conservative underwriting criteria and active account management.  We added new credit cardholders as the number of average active accounts increased 5.8% to 1.3 million compared to the nine months ended September 26, 2009.  On a managed basis, Financial Services revenue increased $44 million, or 34.6%, in the nine months ended October 2, 2010, compared to the nine months ended September 26, 2009, primarily due to growth in the number of active accounts and average balance per account, improved interest and fee income as a result of change of terms, an increase in interchange income, a decrease in interest expense, and a lower provision for loan losses, partially offset by higher customer reward costs. During the third quarter of fiscal 2010, the Trust successfully completed the sale of $250 million of asset-backed notes at favorable interest rates.

Current Business Environment

Worldwide Credit Markets and Macroeconomic Environment - During 2010, the economic environment has shown signs of improvement from the last six months of 2009, which we believe on a year to date basis in fiscal 2010 has led to a lower level of delinquencies and to a decrease in charge-offs compared to the last three quarters of fiscal 2009.  We expect our charge-off and delinquency levels to remain below industry standards. Our Financial Services business continues to monitor developments in the securitization and certificates of deposit markets to ensure adequate access to liquidity.

Developments in Legislation and Regulation - On March 5, 2010, WFB received a preliminary report related to a compliance examination conducted in the second quarter of 2009 from the Federal Deposit Insurance Corporation (the “FDIC”).  WFB received the final version of this report from the FDIC on May 19, 2010.  The FDIC's findings were that certain WFB practices regarding the assessment of overlimit fees, late fees, and penalty interest charges and contacting delinquent cardholders at their place of employment were improper because such practices were unfair and/or deceptive under applicable law.  The FDIC has indicated that it intends to require WFB to reimburse cardholders who paid improper fees and/or interest charges and has also indicated that it will seek to impose on WFB a monetary penalty as a result of the improper practices.  The FDIC has also indicated that any settlement regarding these matters will be in the form of a formal written agreement, and that in the event a settlement could not be reached the FDIC would initiate a proceeding to enforce civil monetary penalties, as well as a cease and desist proceeding against WFB.  WFB is currently in discussions with the FDIC to resolve these matters.  The final amount of any reimbursement and monetary penalty and the nature of any other relief the FDIC may seek to obtain from WFB have not yet been determined.  In the event that the Company is unable to resolve the issues raised in the examination report, the Company estimates that its financial liability would be $18 million ($12 million after tax), and the Company has accrued that amount as a selling, distribution, and administrative expense in our condensed consolidated financial statements in the first quarter of fiscal 2010.  In addition, the practices cited by the FDIC in its examination report as improper were eliminated in 2009 and will not be reimposed.  We do not expect that WFB will substantially change its business model or that its profitability will be materially negatively affected in 2010 and beyond by these matters.  We also expect that WFB will continue to be well capitalized after these matters are resolved with the FDIC.  The expenses incurred by WFB in resolving the matters cited by the FDIC were reflected in a reduced marketing fee paid by the Financial Services segment to the Direct and Retail segments pursuant to the contractual arrangement.

In May 2009, the CARD Act was signed into law.  The CARD Act has and will continue to affect various credit card practices of card issuers, including our Financial Services business, such as marketing, underwriting, pricing, billing, and disclosure.  Some provisions were effective in August 2009, but many of the provisions became effective in February 2010 and August 2010.  The third phase of the CARD Act requires creditors that increased annual percentage rates due to credit criteria, market conditions, or other factors on or after January 1, 2009, to review accounts at least every six months to determine whether the annual percentage rate should be reduced by February 2011, which could result in reduced interest income. The CARD Act also requires the Federal Reserve to conduct various studies regarding interchange fees, credit limit reductions, financial literacy, marketing, and credit card terms and conditions. Future legislation or regulations may be issued as a result of these studies.  The full impact of the remaining CARD Act requirements on WFB is unknown at this time due to the uncertainty of the effects it will have on consumer behavior and our competitors.

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

The Reform Act imposes a moratorium on the approval of applications for FDIC insurance for an industrial bank, credit card bank, or trust bank that is owned by a commercial firm. Furthermore, the FDIC must, under most circumstances, disapprove any change in control that would result in direct or indirect control by a commercial firm of a credit card bank, such as WFB. For purposes of this provision, a company is a “commercial firm” if its consolidated annual gross revenues from activities that are financial in nature and, if applicable, from the ownership or control of one or more insured depository institutions, in the aggregate, represent less than 15% of its consolidated annual gross revenues. The Reform Act does not, however, eliminate the exception from the definition of “bank” under the Bank Holding Company Act of 1956, as amended (the “BHCA”) for credit card banks, such as WFB. In addition, the Reform Act directs the Comptroller General of the United States to complete a study within 18 months of the Reform Act's enactment to determine whether it is necessary, in order to strengthen the safety and soundness of institutions or the stability of the financial system, to eliminate certain exceptions under the BHCA, including the exception for credit card banks. If the credit card bank exception were eliminated or modified, we may be required to divest our ownership of WFB unless we were willing and able to become a bank holding company under the BHCA. Any such forced divestiture would materially adversely affect our business and results of operations.

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

The Reform Act will also affect a number of significant changes relating to asset-backed securities, including additional oversight and regulation of credit rating agencies and additional reporting and disclosure requirements. Among other things, the Reform Act requires the federal banking agencies and the SEC to prescribe regulations to require securitizers to retain an economic interest in securitized assets, generally at a level of not less than five percent. The Reform Act also requires the SEC to adopt regulations regarding the use of representations and warranties in the market for asset-backed securities. In addition, the Reform Act will prohibit issuers and payment card networks from placing restrictions on vendors relating to credit card transactions, which could affect consumer behavior and the use of credit cards as a form of payment. The changes resulting from the Reform Act may impact our profitability, require changes to certain of WFB's business practices, impose upon WFB more stringent capital, liquidity, and leverage ratio requirements, increase FDIC deposit insurance premiums, or otherwise adversely affect WFB's business. These changes may also require WFB to invest significant management attention and resources to evaluate and make necessary changes.

As a result of the guidance under ASC Topics 810 and 860, there was uncertainty over FDIC guidance regarding the safe-harbor for legal isolation of transferred assets provided by FDIC Rule 12 C.F.R. 360.6 “Treatment by the Federal Deposit Insurance Corporation as Conservator or Receiver of Financial Assets Transferred by an Insured Depository Institution in Connection With a Securitization or Participation.” In March 2010, the FDIC announced an interim amendment of this regulation. Under the interim amendment, the legal isolation of property transferred in a securitization transaction prior to September 30, 2010, was preserved, regardless of whether the transfer qualified for sale accounting treatment under new accounting standards if the transfer otherwise complied with the FDIC's regulation. On September 27, 2010, the FDIC approved a final rule that, subject to certain conditions, preserves the safe-harbor treatment applicable to certain grandfathered revolving trusts and master trusts that had issued at least one series of asset-backed securities as of such date, which we believe includes the Trust. The final rule imposes significant new conditions on the availability of the safe-harbor with respect to securitizations that are not grandfathered.

Several rules and regulations have recently been proposed that may substantially affect issuers of asset-backed securities. On April 7, 2010, the SEC issued proposed rules that will significantly change the offering process, disclosure, and reporting for asset-backed securities. Pursuant to the provisions of the Reform Act, on October 4, 2010, the SEC issued proposed rules that will require issuers of asset-backed securities to provide investors with new disclosures regarding representations, warranties, and mechanisms for enforcement. Also pursuant to the provisions of the Reform Act, on October 13, 2010, the SEC issued proposed rules that will require certain issuers of asset-backed securities to perform a review of the assets underlying the securities and to publicly disclose information relating to the review. The October 13, 2010, proposed rules will also require issuers of asset-backed securities to make publicly available the findings and conclusions of any third-party due diligence report obtained by the issuer and will require underwriters of asset-backed securities to make publicly available the findings and conclusions of any third-party due diligence report obtained by the underwriter. It remains to be seen whether and to what extent any final rules adopted by the SEC will impact WFB and its ability and willingness to continue to rely on the securitization market for funding.

Impact of New Accounting Pronouncements - The guidance of ASC Topics 810, Consolidations, and 860, Transfers and Servicing, resulted in the consolidation of the Trust effective January 3, 2010.  The consolidation of the Trust eliminated retained interests in securitized loans and required the establishment of an allowance for loan losses on the securitized credit card loans.  The credit card loans of the Trust are recorded as restricted credit card loans and the liabilities of the Trust are recorded as secured borrowings.  The secured borrowings still contain the legal isolation requirements which would protect the assets pledged as collateral for the securitization investors as well as protecting Cabela's and WFB from any liability from default on the notes.

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

On January 21, 2010, the Office of the Comptroller of the Currency, the FDIC, the Office of Thrift Supervision, and the Federal Reserve (collectively, the “federal agencies”) issued final rules entitled Risk-Based Capital Guidelines; Capital Adequacy Guidelines; Capital Maintenance; Regulatory Capital; Impact of Modifications to Generally Accepted Accounting Principles; Consolidation of Asset-Backed Commercial Paper Programs; and Other Related Issues relating to changes to regulatory capital as a result of ASC Topics 810 and 860. The final rule provides an optional two-quarter delay and subsequent two-quarter phase-in (for a maximum of one year) for the effect on risk-based capital relating to the assets that must be consolidated as a result of the change in accounting principles.  WFB elected the optional two-quarter delay and subsequent two-quarter phase-in provision.  WFB's required regulatory capital was increased due to the consolidation of the assets and liabilities of the Trust on WFB's balance sheet under ASC Topics 810 and 860.  As a result, Cabela's invested $75 million into WFB in the first quarter of 2010 in order for WFB to satisfy the requirements for the well-capitalized classification and will make an additional investment of approximately $75 million in the fourth quarter of 2010. We had sufficient liquidity at October 2, 2010, to make the necessary investment in WFB.  If WFB fails to satisfy the requirements for the well-capitalized classification under the regulatory framework for prompt corrective action, WFB would become subject to regulatory restrictions and WFB's ability to issue certificates of deposit could be affected.  Effective December 11, 2009, we amended the terms of our credit agreement to allow us to invest up to $225 million into WFB in 2010 plus up to $25 million per year through June 30, 2012, when this credit agreement expires.

Operations Review

 The three months ended October 2, 2010, and September 26, 2009, each consisted of 13 weeks, and the nine months ended October 2, 2010, and September 26, 2009, each consisted of 39 weeks. Our operating results expressed as a percentage of revenue were as follows for the periods presented.

	Three Months Ended		Nine Months Ended
	October 2, 2010	September 26, 2009	October 2, 2010	September 26, 2009

Revenue	100.00%	100.00%	100.00%	100.00%
Cost of revenue	59.77	61.84	58.63	60.62
Gross profit (exclusive of depreciation and amortization)	40.23	38.16	41.37	39.38
Selling, distribution, and administrative expenses	34.06	32.95	36.28	34.87
Impairment and restructuring charges	0.47	0.10	0.28	0.82
Operating income	5.70	5.11	4.81	3.69
Other income (expense):
Interest expense, net	(1.04)	(0.89)	(1.03)	(1.02)
Other income, net	0.28	0.41	0.31	0.37
Total other income (expense), net	(0.76)	(0.48)	(0.72)	(0.65)
Income before provision for income taxes	4.94	4.63	4.09	3.04
Provision for income taxes	1.87	1.63	1.44	1.11
Net income	3.07%	3.00%	2.65%	1.93%

Results of Operations - Three Months Ended October 2, 2010, Compared to September 26, 2009

Revenues

	Three Months Ended
	October 2, 2010%		September 26, 2009%		Increase (Decrease)	% Change
	(Dollars in Thousands)

Retail	$368,704	57.3%	$347,988	55.7%	$20,716	6.0%
Direct	218,559	34.0	226,194	36.2	(7,635)	(3.4)
Financial Services	53,443	8.3	48,186	7.7	5,257	10.9
Other	2,545	0.4	1,928	0.4	617	32.0
	$643,251	100.0%	$624,296	100.0%	$18,955	3.0

Retail revenue includes sales realized and services performed at our retail stores, sales from orders placed through our retail store Internet kiosks, and sales from customers utilizing our in-store pick-up program.  Direct revenue includes catalog and Internet sales from orders placed over the phone, by mail, and through our website where the merchandise is shipped to non-retail store locations.  Effective in fiscal 2010, Financial Services revenue is comprised of interest and fee income, interchange income, other non-interest income, interest expense, provision for loan losses, and customer rewards costs from our credit card operations.  Other revenue sources include amounts received from our outfitter services, real estate rental income, fees earned through our travel business, and other complementary business services.

Product Sales Mix - The following chart sets forth the percentage of our merchandise revenue contributed by each of the five product categories for our Retail and Direct businesses and in total for the three months ended October 2, 2010, and September 26, 2009.

	Retail		Direct		Total
	October 2, 2010	September 26, 2009	October 2, 2010	September 26, 2009	October 2, 2010	September 26, 2009
Product Category
Hunting Equipment	47.9%	46.4%	40.3%	40.5%	45.1%	44.2%
Clothing and Footwear	21.7	20.7	28.8	29.3	24.3	23.9
Fishing and Marine	13.4	15.5	11.1	11.2	12.6	13.9
Camping	9.4	9.6	13.1	12.6	10.7	10.7
Gifts and Furnishings	7.6	7.8	6.7	6.4	7.3	7.3
Total	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

Retail Revenue - Retail revenue increased $21 million, or 6.0%, in the three months ended October 2, 2010, compared to the three months ended September 26, 2009, primarily due to increases in comparable store sales of $8 million, led by increases in the hunting equipment and clothing and footwear categories, and to sales from our new retail store that opened in Grand Junction, Colorado, on May 20, 2010.

	Three Months Ended
	October 2, 2010	September 26, 2009	Increase (Decrease)	% Change
	(Dollars in Thousands)

Comparable stores sales	$349,945	$341,732	$8,213	2.4%

Direct Revenue - Direct revenue decreased $8 million, or 3.4%, in the three months ended October 2, 2010, compared to the three months ended September 26, 2009, primarily due to $5 million of revenue from our taxidermy and Wild Wings businesses included in the three months ended September 26, 2009. We divested of these non-core businesses in the fall of 2009. Direct revenue also decreased partly due to inventory reduction initiatives in the first half of 2010, which effected inventory levels resulting in fill rates being lower in the three months ended October 2, 2010, compared to the three months ended September 26, 2009, and due to a decrease in the sales of ammunition and reloading supplies as supply has caught up to demand and consumers are now able to find ammunition at retail stores.

In the three months ended October 2, 2010, compared to the three months ended September 26, 2009, catalog-related and Internet marketing costs increased $3 million as we made additional investments in these operations to build on our market position and further increase our brand awareness and loyalty. As a percentage of Direct revenue, catalog-related costs increased 170 basis points to 15.3% for the three months ended October 2, 2010, compared to 13.6% for the three months ended September 26, 2009.  We continued our focus on smaller, more specialized catalogs, and reduced the number of catalog pages mailed but increased total circulation, compared to the three months ended September 26, 2009.

Internet sales increased for the three months ended October 2, 2010, compared to the three months ended September 26, 2009. Internet site visits increased as we continue to focus our efforts on utilizing Direct marketing programs to increase traffic to our website.  Visitors to our Internet site increased 1.9% for the three months ended October 2, 2010, compared to the three months ended September 26, 2009.  The hunting equipment product category was the largest dollar volume contributor to our Direct revenue for the three months ended October 2, 2010.

We have implemented substantial information technology system changes in support of our customer relationship management system and have redesigned our Internet website in the Direct Business. There are inherent risks associated with these system changes that could affect our ability to take customer orders, to deliver products to our customers in an efficient manner, and to collect cash from our customers. Our success in these implementations depends on our ability to process customer orders, including the collection of cash, track customer data and demographics, and provide accurate financial data and reporting. We may be unable to successfully implement these system changes, or the changes to these systems could result in order fulfillment and cash collection problems, which could have an adverse effect on our financial condition and results of operations. Additionally, there is no assurance that successful implementation of these system changes will deliver value to us.

Financial Services Revenue - We did not retrospectively adopt the provisions of ASC Topics 810 and 860; therefore, the components of the Financial Services revenue are not comparable to the 2009 prior period amounts as a result of the consolidation of the Trust.  Financial Services revenue is comprised of interest and fee income, interchange income, other non-interest income, interest expense, provision for loan losses, and customer rewards costs from our credit card operations.  In fiscal 2010, the securitization income component was no longer recorded and separately reported; rather the remaining components will now reflect the financial performance of the entire managed portfolio which includes the Trust.  The results of operations of our Financial Services business now look similar to our historical managed presentation for financial performance of the total managed portfolio of credit card loans, excluding income derived from the changes in the valuation of our interest-only strip, cash reserve accounts, and cash accounts associated with the securitized loans.

The components of Financial Services revenue on a GAAP basis were as follows for the three months ended:

	October 2, 2010	September 26, 2009
	(In Thousands)

Interest and fee income	$67,616	$17,010
Interest expense	(22,682)	(6,254)
Provision for loan losses	(20,028)	(288)
Net interest income, net of provision for loan losses	24,906	10,468
Non-interest income:
Securitization income	—	51,026
Interchange income	58,914	8,218
Other non-interest income	3,288	8,999
Total non-interest income	62,202	68,243
Less: Customer rewards costs	(33,665)	(30,525)
Financial Services revenue	$53,443	$48,186

Managed Presentation - As a result of the adoption of ASC Topics 810 and 860, a managed presentation, which is comparable between the periods, has been presented to evaluate the changes in the Financial Services revenue. The managed presentation shown below presents the financial performance of the total managed portfolio of credit card loans for the periods presented.  The managed presentation for 2010 is the same as our GAAP presentation; however, the 2009 presentation is non-GAAP. We conformed the following line items for the three months ended September 26, 2009, to the fiscal 2010 presentation:  overlimit and late fee income  to "interest and fee income" from "other non-interest income", interest and fees that were charged off from "provision for loan losses" to "interest and fee income", and customer rewards costs as its own line from "interchange income."

For the three months ended September 26, 2009, interest and fee income, interchange income, other non-interest income, and customer rewards costs on both the owned and securitized portfolio are reflected in the respective line items.  Interest paid to outside investors on the securitized credit card loans is included in interest expense.  Credit losses on the entire managed portfolio are reflected in the provision for loan losses.  This managed presentation includes income or expense derived from the valuation of our interest-only strip associated with our securitized loans that would generally be reversed or not reported in a managed presentation in the "other" component.

The following table sets forth the revenue components of our Financial Services segment managed portfolio for the three months ended:

	October 2, 2010	September 26, 2009
	(Dollars in Thousands)

Interest and fee income	$67,616	$72,552
Interchange income	58,914	53,399
Other non-interest income	3,288	2,293
Interest expense	(22,682)	(24,285)
Provision for loan losses	(20,028)	(25,053)
Customer rewards costs	(33,665)	(30,525)
Other	—	(195)
Managed Financial Services revenue	$53,443	$48,186

Managed Financial Services Revenue as a Percentage of Average Managed Credit Card Loans:
Interest and fee income	10.9%	12.4%
Interchange income	9.5	9.1
Other non-interest income	0.5	0.4
Interest expense	(3.7)	(4.2)
Provision for loan losses	(3.2)	(4.3)
Customer rewards costs	(5.4)	(5.2)
Other	—	—
Managed Financial Services revenue	8.6%	8.2%

Financial Services revenue increased $5 million, or 10.9%, for the three months ended October 2, 2010, compared to the three months ended September 26, 2009, primarily due to an increase in interchange income and decreases in the provision for loan losses and interest expense, partially offset by lower interest and fee income. During 2009, WFB executed a change of terms to lessen the effects of the provisions of the CARD Act. The decrease in interest and fee income of $5 million was due to a decrease in fees and interest charged as a result of the CARD Act, partially offset by an increase in managed credit card loans and a reduction in charge-offs of cardholder fees and interest. The increase in interchange income of $6 million was due to an increase in credit card purchases and to an upgrade of customer accounts to our Cabela's CLUB Visa Signature program based on customers' card spend, which allows us to earn a higher interchange rate.  Interest expense decreased $2 million due to decreases in interest rates and changes in the fair value of our interest rate swap. The provision for loan losses decreased $5 million due to favorable charge-off trends and improved outlooks in the quality of our credit card portfolio as of October 2, 2010, compared to September 26, 2009, evidenced by lower delinquencies and delinquency roll-rates comparing the respective periods.  Customer rewards costs increased $3 million due to the increase in purchases. The "other" component of Financial Services revenue was eliminated effective January 3, 2010, upon adoption of ASC Topics 810 and 860 due to the derecognition of the interest-only strip, cash reserve accounts, and cash accounts.

Key statistics reflecting the performance of our Financial Services business are shown in the following chart for the three months ended:

	October 2, 2010	September 26, 2009	Increase (Decrease)	% Change
	(Dollars in Thousands Except Average Balance per Account )

Average balance of managed credit card loans	$2,473,655	$2,340,079	$133,576	5.7%
Average number of active credit card accounts	1,309,007	1,242,638	66,369	5.3

Average balance per active credit card account	$1,890	$1,883	$7	0.4

Net charge-offs on managed loans	$23,819	$29,383	$(5,564)	(18.9)
Net charge-offs as a percentage of average managed credit card loans	3.85%	5.02%	(1.17)%

The average balance of managed credit card loans, including accrued interest and fees, increased to $2.5 billion, or 5.7%, for the three months ended October 2, 2010, compared to the average balance for the three months ended September 26, 2009, due to an increase in the number of active accounts and the average balance per account.  The average number of active accounts increased to 1.3 million, or 5.3%, compared to the average number of active accounts for the three months ended September 26, 2009, due to our marketing efforts.  Net charge-offs as a percentage of average managed credit card loans decreased to 3.85% for the three months ended October 2, 2010, down 117 basis points compared to the three months ended September 26, 2009, principally due to improvements in delinquencies and delinquency roll-rates.  See “Bank Asset Quality” in this report for additional information on trends in delinquencies and non-accrual loans and analysis of our allowance for loan losses.

Other Revenue

Other revenue totaled $3 million in the three months ended October 2, 2010, compared to $2 million in the three months ended September 26, 2009. Other revenue sources include amounts received from our outfitter services, real estate rental income, fees earned through our travel business, and other complementary business services.  Real estate revenue totaled $1 million for the three months ended October 2, 2010, compared to $0.2 million for the three months ended September 26, 2009. We incurred a pre-tax gain on the sale of real estate of $0.3 million, reflected in operating income, for the three months ended October 2, 2010. There were no real estate sales in the three months ended September 26, 2009.

Gross Profit

Gross profit, or gross margin, is defined as total revenue less the costs of related merchandise sold and shipping costs.  Comparisons of gross profit and gross profit as a percentage of revenue for our operations, year over year, and to the retail industry in general, are impacted by:

•	shifts in customer preferences;

•	retail store, distribution, and warehousing costs which we exclude from our cost of revenue;

•	Financial Services revenue we include in revenue for which there are no costs of revenue;

•	real estate land sales we include in revenue for which costs vary by transaction;

•	outfitter services revenue we include in revenue for which there are no costs of revenue; and

•	customer shipping charges in revenue which are slightly higher than shipping costs in costs of revenue because of our practice of pricing shipping charges to match costs.

Accordingly, comparisons of gross margins on merchandising revenue presented below are the best metrics for analysis of our gross profit as follows:

	Three Months Ended
	October 2, 2010	September 26, 2009	Increase (Decrease)	% Change
	(Dollars in Thousands)

Merchandise sales	$587,263	$574,182	$13,081	2.3%
Merchandise gross margin	202,812	188,442	14,370	7.6
Merchandise gross margin as a percentage of merchandise revenue	34.5%	32.8%	1.7%

Merchandise Gross Margin - The gross margin of our merchandising business increased $14 million, or 7.6%, to $203 million in the three months ended October 2, 2010, compared to the three months ended September 26, 2009. Our merchandise gross margin as a percentage of revenue increased 170 basis points to 34.5% in the three months ended October 2, 2010, from 32.8% in the three months ended September 26, 2009. The increases in merchandise gross margin and merchandise gross margin as a percentage of revenue are due to better inventory management, which reduced the need to mark down product, continued improvements in vendor collaboration, and advancements in price optimization.

Selling, Distribution, and Administrative Expenses

	Three Months Ended
	October 2, 2010	September 26, 2009	Increase (Decrease)	% Change
	(Dollars in Thousands)

Selling, distribution, and administrative expenses	$219,120	$205,728	$13,392	6.5%
SD&A expenses as a percentage of total revenue	34.1%	33.0%	1.1%
Retail store pre-opening costs	$1,113	$1,057	$56	5.3

Selling, distribution, and administrative expenses include all operating expenses related to our retail stores, Internet website, distribution centers, product procurement, and overhead costs, including: advertising and marketing, catalog costs, employee compensation and benefits, occupancy costs, information systems processing, and depreciation and amortization.

Selling, distribution, and administrative expenses increased $13 million, or 6.5%, in the three months ended October 2, 2010, compared to the three months ended September 26, 2009.  The most significant factors contributing to the changes in selling, distribution, and administrative expenses in the three months ended October 2, 2010, compared to the three months ended September 26, 2009, included:

•
an increase of $7 million in employee compensation and benefits partially due to the opening of our Grand Junction, Colorado, retail store and increases in staff of our merchandising and inventory logistics teams;

•	an increase in catalog and Internet marketing costs of $3 million;
•	an increase in contract labor of $2 million; and
•	an increase of $1 million in advertising and promotions expense.

      In the three months ended October 2, 2010, we made additional investments in the operations of our Direct and Retail business segments. We increased advertising expenses $1 million and increased catalog and Internet marketing costs $3 million, as we mailed additional catalogs and increased circulation, to build on our market position and further increase our brand awareness and loyalty. Contract labor increased $2 million in our Financial Services segment due in part to an increase in collection agency costs which resulted in recoveries significantly exceeding these costs.

Significant selling, distribution, and administrative expense increases and decreases related to specific business segments included the following:

Retail Business Segment:

•	An increase of $3 million in employee compensation and benefits.
•	An increase in marketing fees of $1 million received from the Financial Services segment.
•	An increase of $1 million in property taxes.

Direct Business Segment:

•	An increase in catalog and Internet related marketing costs of $3 million.
•	A decrease in employee compensation and benefits of $1 million.
•	An increase in equipment and software expense of $1 million.

Financial Services:

•	An increase in contract labor of $2 million primarily as a result of an increase in collection agency costs and an increase in the number of active credit card accounts and credit card transactions.
•	An increase of $1 million in the marketing fee paid by the Financial Services segment to the Retail segment.

Corporate Overhead, Distribution Centers, and Other:

•	An increase of $3 million in employee compensation and benefits.
•	An increase in depreciation and amortization of $1 million.

Impairment and Restructuring Charges

 Impairment and restructuring charges consisted of the following for the three months ended:

	October 2, 2010	September 26, 2009
	(Dollars in Thousands)
Impariment losses on:
Property, equipment, and other assets	$2,997	$613
Total	$2,997	$613

In connection with the preparation of our condensed consolidated financial statements, we evaluated the recoverability of certain property, equipment, and other assets and recognized write-downs totaling $3 million in the three months ended October 2, 2010, and $1 million in the three months ended September 26, 2009. Known trends and management projections could change undiscounted cash flows in future periods which could trigger possible future write downs.  All impairment and restructuring charges were recorded to the Corporate Overhead and Other segment.

Operating Income

Operating income is revenue less cost of revenue and selling, distribution, and administrative expenses.  Operating income for our merchandise business segments excludes costs associated with operating expenses of distribution centers, procurement activities, and other corporate overhead costs.

	Three Months Ended
	October 2, 2010	September 26, 2009	Increase (Decrease)	% Change
	(Dollars in Thousands)

Total operating income	$36,641	$31,921	$4,720	14.8%

Total operating income as a percentage of total revenue	5.7%	5.1%	0.6%

Operating income by business segment:
Retail	$51,865	$40,451	$11,414	28.2
Direct	31,505	34,243	(2,738)	(8.0)
Financial Services	13,123	12,547	576	4.6

Operating income as a percentage of segment revenue:
Retail	14.1%	11.6%	2.5%
Direct	14.4	15.1	(0.7)
Financial Services	24.6	26.0	(1.4)

Operating income increased $5 million, or 14.8%, in the three months ended October 2, 2010, compared to the three months ended September 26, 2009.  Operating income as a percentage of revenue also increased to 5.7% in the three months ended October 2, 2010, from 5.1% in the three months ended September 26, 2009.  The increases in total operating income and total operating income as a percentage of total revenue were primarily due to increases in revenue from our Financial Services segment and improved merchandise gross margin.  These improvements were partially offset by lower revenue from our Direct business segment and an increase in asset impairment charges.

Under a contractual arrangement, the Financial Services segment incurs a marketing fee paid to the Retail and Direct business segments.  The marketing fee is determined based on the terms of the contractual arrangement that were consistently applied to both periods presented.  The marketing fee is included in selling, distribution, and administrative expenses as an expense for the Financial Services segment and as a credit to expense for the Retail and Direct business segments. The marketing fee paid by the Financial Services segment to the Retail segment increased $1 million for the three months ended October 2, 2010, compared to the three months ended September 26, 2009.

Interest Expense, Net

Interest expense, net of interest income, increased $1 million to $7 million for the three months ended October 2, 2010, compared to $6 million for the three months ended September 26, 2009.  The increase in interest expense was due to the recognition of certain unrecognized tax benefits in the three months ended October 2, 2010.

Other Non-Operating Income, Net

Other non-operating income was $2 million for the three months ended October 2, 2010, compared to $3 million for the three months ended September 26, 2009.  This income is primarily from interest earned on our economic development bonds.

Provision for Income Taxes

Our effective tax rate was 37.9% for the three months ended October 2, 2010, compared to 35.1% for the three months ended September 26, 2009.  The effective tax rate for the three months ended October 2, 2010, compared to the three months ended September 26, 2009, was impacted primarily by the recognition of certain nondeductible items in the three months ended October 2, 2010. During the three months ended October 2, 2010, we recorded $4 million in unrecognized tax benefits after analyzing certain tax positions. The balance of unrecognized tax benefits, which is classified with long-term liabilities in the condensed consolidated balance sheet, totaled $7 million at October 2, 2010, compared to $3 million at January 2, 2010.

Results of Operations - Nine Months Ended October 2, 2010, Compared to September 26, 2009

Revenues

	Nine Months Ended
	October 2, 2010%		September 26, 2009%		Increase (Decrease)	% Change
	(Dollars in Thousands)

Retail	$933,946	54.1%	$925,147	54.0%	$8,799	1.0%
Direct	612,844	35.4	651,058	38.0	(38,214)	(5.9)
Financial Services	169,915	9.8	126,209	7.4	43,706	34.6
Other	12,126	0.7	10,658	0.6	1,468	13.8
	$1,728,831	100.0%	$1,713,072	100.0%	$15,759	0.9

Product Sales Mix - The following chart sets forth the percentage of revenue contributed by each of the five product categories for our Retail and Direct businesses and in total for the nine months ended October 2, 2010, and September 26, 2009.

	Retail		Direct		Total
	October 2, 2010	September 26, 2009	October 2, 2010	September 26, 2009	October 2, 2010	September 26, 2009
Product Category
Hunting Equipment	44.5%	45.1%	36.6%	37.3%	41.5%	42.1%
Clothing and Footwear	20.2	19.3	27.2	28.3	22.8	22.8
Fishing and Marine	18.2	18.6	15.9	15.4	17.4	17.3
Camping	8.9	8.8	12.8	12.0	10.3	10.0
Gifts and Furnishings	8.2	8.2	7.5	7.0	8.0	7.8
Total	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

Retail Revenue - Retail revenue increased $9 million, or 1.0%, in the nine months ended October 2, 2010, compared to the nine months ended September 26, 2009, primarily due to sales from our new retail store that opened in Grand Junction, Colorado, on May 20, 2010. This increase was partially offset by a net decrease in comparable store sales of $10 million, or 1.1%, led by decreases in the hunting equipment and fishing and marine categories which were lessened by increases in the gift and furnishings and clothing and footwear categories.

	Nine Months Ended
	October 2, 2010	September 26, 2009	Increase (Decrease)	% Change
	(Dollars in Thousands)

Comparable stores sales	$887,491	$897,229	$(9,738)	(1.1)%

Direct Revenue - Direct revenue decreased $38 million, or 5.9%, in the nine months ended October 2, 2010, compared to the nine months ended September 26, 2009, primarily due to $18 million of revenue from our taxidermy and Wild Wings businesses included in the nine months ended September 26, 2009. We divested of these non-core businesses in the fall of 2009. Direct revenue also decreased due to our inventory reduction initiatives in the first half of 2010, which effected inventory levels resulting in fill rates being lower in the nine months ended October 2, 2010, compared to the nine months ended September 26, 2009. The nine months ended October 2, 2010, was also effected by a decrease in the sales of ammunition and reloading supplies as supply has caught up to demand and consumers are now able to find ammunition at retail stores.

Decreases in Direct revenue were partially mitigated by managed reductions in catalog-related costs of $3 million comparing the nine months ended October 2, 2010, to the nine months ended September 26, 2009.  However, as a percentage of Direct revenue, catalog-related costs increased 30 basis points to 13.8% for the nine months ended October 2, 2010, compared to 13.5% for the nine months ended September 26, 2009.  As a result of our focus on smaller, more specialized catalogs, we reduced the number of catalog pages mailed but increased total circulation, leading to continued improvements in marketing costs compared to the the fiscal 2009 period.

Internet sales increased for the nine months ended October 2, 2010, compared to the nine months ended September 26, 2009.  Internet site visits increased as we continue to focus our efforts on utilizing Direct marketing programs to increase traffic to our website.  Visitors to our Internet site increased 7.0% for the nine months ended October 2, 2010, compared to the nine months ended September 26, 2009.  The hunting equipment product category was the largest dollar volume contributor to our Direct revenue for the nine months ended October 2, 2010.

Financial Services Revenue - As previously mentioned, we did not retrospectively adopt the provisions of ASC Topics 810 and 860; therefore, the components of the Financial Services revenue are not comparable to the 2009 prior period amounts as a result of the consolidation of the Trust.  In fiscal 2010, the securitization income component was no longer recorded and separately reported; rather the remaining components will now reflect the financial performance of the entire managed portfolio which includes the Trust.  The results of operations of our Financial Services business now look similar to our historical managed presentation for financial performance of the total managed portfolio of credit card loans, excluding income derived from the changes in the valuation of our interest-only strip, cash reserve accounts, and cash accounts associated with the securitized loans.

The components of Financial Services revenue on a GAAP basis were as follows for the nine months ended:

	October 2, 2010	September 26, 2009
	(In Thousands)

Interest and fee income	$205,727	$37,865
Interest expense	(65,779)	(18,924)
Provision for loan losses	(51,784)	(631)
Net interest income, net of provision for loan losses	88,164	18,310
Non-interest income:
Securitization income	—	144,629
Interchange income	166,364	21,337
Other non-interest income	9,105	26,810
Total non-interest income	175,469	192,776
Less: Customer rewards costs	(93,718)	(84,877)
Financial Services revenue	$169,915	$126,209

Managed Presentation - As a result of the adoption of ASC Topics 810 and 860, a managed presentation, which is comparable between the periods, has been presented to evaluate the changes in Financial Services revenue. The managed presentation shown below presents the financial performance of the total managed portfolio of credit card loans for the periods presented.  The managed presentation for 2010 is the same as our GAAP presentation; however, the 2009 presentation is non-GAAP. We conformed the following line items for the nine months ended September 26, 2009, to the fiscal 2010 presentation:  overlimit and late fee income  to "interest and fee income" from "other non-interest income", interest and fees that were charged off from "provision for loan losses" to "interest and fee income", and customer rewards costs as its own line from "interchange income."

For the nine months ended September 26, 2009, interest and fee income, interchange income, other non-interest income, and customer rewards costs on both the owned and securitized portfolio are reflected in the respective line items.  Interest paid to outside investors on the securitized credit card loans is included in interest expense.  Credit losses on the entire managed portfolio are reflected in the provision for loan losses.  This managed presentation includes income or expense derived from the valuation of our interest-only strip associated with our securitized loans that would generally be reversed or not reported in a managed presentation in the "other" component.

The following table sets forth the revenue components of our Financial Services segment managed portfolio for the nine months ended:

	October 2, 2010	September 26, 2009
	(Dollars in Thousands)

Interest and fee income	$205,727	$197,424
Interchange income	166,364	149,908
Other non-interest income	9,105	8,400
Interest expense	(65,779)	(73,280)
Provision for loan losses	(51,784)	(74,568)
Customer rewards costs	(93,718)	(84,877)
Other	—	3,202
Managed Financial Services revenue	$169,915	$126,209

Managed Financial Services Revenue as a Percentage of Average Managed Credit Card Loans:
Interest income	11.2%	11.6%
Interchange income	9.1	8.8
Other non-interest income	0.5	0.5
Interest expense	(3.6)	(4.3)
Provision for loan losses	(2.8)	(4.4)
Customer rewards costs	(5.1)	(5.0)
Other	—	0.2
Managed Financial Services revenue	9.3%	7.4%

Financial Services revenue increased $44 million, or 34.6%, for the nine months ended October 2, 2010, compared to the nine months ended September 26, 2009, primarily due to decreases in the provision for loan losses and interest expense and increases in interchange income and interest and fee income. During 2009, WFB executed a change of terms to lessen the effects of the provisions of the CARD Act. The increase in interest and fee income of $8 million was due to an increase in managed credit card loans, the change of terms, and reduction in charge-offs of cardholder fees and interest, partially offset by a decrease in fees and interest charged as a result of the CARD Act. The increase in interchange income of $16 million was due to an increase in credit card purchases and to an upgrade of customer accounts to our Cabela's CLUB Visa Signature program based on customers' card spend, which allows us to earn a higher interchange rate.  Interest expense decreased $8 million due to decreases in interest rates and changes in the fair value of our interest rate swap. The provision for loan losses decreased $23 million due to favorable charge-off trends and improved outlooks in the quality of our credit card portfolio as of October 2, 2010, compared to September 26, 2009, evidenced by lower delinquencies and delinquency roll-rates comparing the respective periods.  Customer rewards costs increased $9 million due to the increase in purchases.  The "other" component of Financial Services revenue was eliminated effective January 3, 2010, upon adoption of ASC Topics 810 and 860 due to the derecognition of the interest-only strip, cash reserve accounts, and cash accounts.

Key statistics reflecting the performance of our Financial Services business are shown in the following chart for the nine months ended:

	October 2, 2010	September 26, 2009	Increase (Decrease)	% Change
	(Dollars in Thousands Except Average Balance per Account )

Average balance of managed credit card loans	$2,436,794	$2,274,715	$162,079	7.1%
Average number of active credit card accounts	1,295,705	1,224,567	71,138	5.8

Average balance per active credit card account	$1,881	$1,858	$23	1.2

Net charge-offs on managed loans	$82,681	$85,215	$(2,534)	(3.0)
Net charge-offs as a percentage of average managed credit card loans	4.52%	4.99%	(0.47)%

The average balance of managed credit card loans, including accrued interest and fees, increased to $2.4 billion, or 7.1%, for the nine months ended October 2, 2010, compared to the average balance for the nine months ended September 26, 2009, due to the increase in the number of active accounts and the average balance per account.  The average number of active accounts increased to 1.3 million, or 5.8%, compared to the average number of active accounts for the nine months ended September 26, 2009, due to our marketing efforts.  Net charge-offs as a percentage of average managed credit card loans decreased to 4.52% for the nine months ended October 2, 2010, down 47 basis points compared to the nine months ended September 26, 2009, principally due to improvements in delinquencies and delinquency roll-rates. See “Bank Asset Quality” in this report for additional information on trends in delinquencies and non-accrual loans and analysis of our allowance for loan losses.

Other Revenue

Other revenue totaled $12 million in the nine months ended October 2, 2010, compared to $11 million in the nine months ended September 26, 2009.  Real estate revenue totaled $2 million for both the nine months ended October 2, 2010, and September 26, 2009.  We recognized pre-tax gains on the sale of real estate of $0.3 million for the nine months ended October 2, 2010, compared to $1.1 million for the nine months ended September 26, 2009. These pre-tax gains on the sale of real estate are reflected in operating income for their respective periods.

Gross Profit

	Nine Months Ended
	October 2, 2010	September 26, 2009	Increase (Decrease)	% Change
	(Dollars in Thousands)

Merchandise sales	$1,546,790	$1,576,205	$(29,415)	(1.9)%
Merchandise gross margin	534,382	538,757	(4,375)	(0.8)
Merchandise gross margin as a percentage of merchandise revenue	34.5%	34.2%	0.3%

Merchandise Gross Margin -The gross margin of our merchandising business decreased $4 million, or 0.8%, to $534 million in the nine months ended October 2, 2010, compared to the nine months ended September 26, 2009. However, our merchandise gross margin as a percentage of revenue of our merchandising business increased 30 basis points to 34.5% in the nine months ended October 2, 2010, from 34.2% for the nine months ended September 26, 2009.  Merchandise gross margin decreased in the nine months ended October 2, 2010, compared to the nine months ended September 26, 2009, primarily due to management's efforts to reduce aged and unproductive inventory in the first half of fiscal 2010, partially offset by improvements from efforts beginning in the second quarter of fiscal 2010 to better manage inventory, which reduced the need to mark down product, to improve vendor collaboration, and to make advancements in price optimization. The increase in merchandise gross margin as a percentage of revenue is primarily due to continued improvements in vendor collaboration and advancements in price optimization.

 Selling, Distribution, and Administrative Expenses

	Nine Months Ended
	October 2, 2010	September 26, 2009	Increase (Decrease)	% Change
	(Dollars in Thousands)

Selling, distribution, and administrative expenses	$627,174	$597,486	$29,688	5.0%
SD&A expenses as a percentage of total revenue	36.3%	34.9%	1.4%
Retail store pre-opening costs	$3,572	$3,142	$430	13.7

Selling, distribution, and administrative expenses increased $30 million, or 5.0%, in the nine months ended October 2, 2010, compared to the nine months ended September 26, 2009.  The most significant factors contributing to the changes in selling, distribution, and administrative expenses in the nine months ended October 2, 2010, compared to the nine months ended September 26, 2009, included:

•	an increase in operating expenses of $18 million relating to matters arising out of the FDIC compliance examination;
•	an increase of $10 million in employee compensation and benefits;
•	an increase in costs for contract labor of $5 million; and
•	a decrease in catalog and Internet marketing costs of $3 million.

Significant selling, distribution, and administrative expense increases and decreases related to specific business segments included the following:

Retail Business Segment:

•	An increase in marketing fees of $11 million received from the Financial Services segment.
•	An increase in employee compensation and benefits of $2 million partially due to the opening of our Grand Junction, Colorado retail store.
•	An increase in advertising and promotional expense of $2 million.
•	An increase of $1 million in credit card discount fees.

Direct Business Segment:

•	An increase in marketing fees of $9 million received from the Financial Services segment.
•	A decrease in catalog and Internet related marketing costs of $3 million compared to the comparable period of 2009 primarily due to a managed reduction in catalog page count.
•	A decrease of $1 million in employee compensation and benefits.

Financial Services:

•	An increase of $20 million in the marketing fee paid by the Financial Services segment to the Retail segment ($11 million) and the Direct business segment ($9 million).
•	An increase in operating expenses of $18 million relating to the matters arising out of the FDIC compliance examination.
•	An increase in contract labor of $4 million primarily as a result of an increase in collection agency costs and an increase in the number of active credit card accounts and credit card transactions.
•	Changes in marketing programs and a reduction in new accounts resulting in a decrease of $2 million in advertising and promotional costs.

Corporate Overhead, Distribution Centers, and Other:

•	An increase in employee compensation and benefits of $8 million.
•	An increase in depreciation and amortization of $1 million.

Impairment and Restructuring Charges

Impairment and restructuring charges consisted of the following for the nine months ended:

	October 2, 2010	September 26, 2009
	(Dollars in Thousands)
Impairment losses on:
Property, equipment, and other assets	$2,997	$3,217
Land held for sale	1,834	10,160

Restructuring charges for:
Severance and related benefits	—	606
Total	$4,831	$13,983

In conjunction with the preparation of our condensed consolidated financial statements, we evaluated the recoverability of certain land held for sale and property and equipment. In accordance with the provisions of ASC Topic 360, Property, Plant, and Equipment, we recognized an impairment loss totaling $2 million in the nine months ended October 2, 2010, as land held for sale with a total net carrying amount of $9 million was written down to its fair value of $7 million.  We also evaluated the recoverability of certain property, equipment, and other assets and recognized write-downs totaling $3 million in the nine months ended October 2, 2010, and $1 million in the nine months ended September 26, 2009. In the nine months ended September 26, 2009, land held for sale and property and equipment with a total net carrying amount of $32 million was written down to its fair value of $20 million, resulting in a total impairment charge of $12 million ($10 million relating to land held for sale and $2 million relating to property and equipment).  Known trends and management projections could change undiscounted cash flows in future periods which could trigger possible future write downs.

Also in the nine months ended September 26, 2009, we incurred charges totaling $1 million for severance and related benefits primarily from outplacement costs and a voluntary retirement plan implemented in February 2009.  All impairment and restructuring charges were recorded to the Corporate Overhead and Other segment.

Operating Income

	Nine Months Ended
	October 2, 2010	September 26, 2009	Increase (Decrease)	% Change
	(Dollars in Thousands)

Total operating income	$83,249	$63,195	$20,054	31.7%

Total operating income as a percentage of total revenue	4.8%	3.7%	1.1%

Operating income by business segment:
Retail	$110,912	$92,470	$18,442	19.9
Direct	92,347	96,246	(3,899)	(4.1)
Financial Services	39,182	36,536	2,646	7.2

Operating income as a percentage of segment revenue:
Retail	11.9%	10.0%	1.9%
Direct	15.1	14.8	0.3
Financial Services	23.1	28.9	(5.9)

Operating income increased $20 million, or 31.7%, in the nine months ended October 2, 2010, compared to the nine months ended September 26, 2009.  Operating income as a percentage of revenue also increased to 4.8% in the nine months ended October 2, 2010, from 3.7% in the nine months ended September 26, 2009.  The increase in total operating income and total operating income as a percentage of total revenue was primarily due to an increase in revenue from our Financial Services segment, a decrease in impairment and restructuring charges, improved merchandise gross margin, a decrease in catalog and Internet related marketing costs due to a managed reduction in catalog page count, and improved labor efficiencies in our Retail business.  These improvements were partially offset by lower revenue from our Direct business segment.

The marketing fee paid by the Financial Services segment to the Retail and Direct business segments increased $20 million in the nine months ended October 2, 2010, compared to the nine months ended September 26, 2009 - an $11 million increase to the Retail segment and a $9 million increase to the Direct business segment.  This marketing fee was calculated based on the terms of the contractual arrangement and was consistently applied to both periods presented.  It is included in selling, distribution, and administrative expenses as an expense for the Financial Services segment and as a credit to expense for the Retail and Direct business segments.

Interest Expense, Net

Interest expense, net of interest income, increased $0.3 million to $18 million for the nine months ended October 2, 2010, compared to the nine months ended September 26, 2009.  The net increase in interest expense was primarily due to interest expense accrued on an increase in certain unrecognized tax benefits reflected in the three months ended October 2, 2010, partially offset by a decrease in interest expense due to a lower average balance of debt outstanding from managed debt reduction and lower weighted average interest rates comparing the respective periods.

Other Non-Operating Income, Net

Other non-operating income was $5 million for the nine months ended October 2, 2010, compared to $6 million for the nine months ended September 26, 2009.  This income is primarily from the interest earned on our economic development bonds.

Provision for Income Taxes

Our effective tax rate was 35.2% for the nine months ended October 2, 2010, compared to 36.5% for the nine months ended September 26, 2009.  The effective tax rate for the nine months ended October 2, 2010, compared to the nine months ended September 26, 2009, was impacted primarily by our international restructuring completed in August 2009. During the nine months ended October 2, 2010, we recorded $4 million in unrecognized tax benefits after analyzing certain tax positions. The balance of unrecognized tax benefits, which is classified with long-term liabilities in the condensed consolidated balance sheet, totaled $7 million at October 2, 2010, compared to $3 million at January 2, 2010.

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

	October 2, 2010	January 2, 2010	September 26, 2009
Number of days delinquent and still accruing:
Greater than 30 days	0.86%	1.07%	1.15%
Greater than 60 days	0.53	0.66	0.70
Greater than 90 days	0.28	0.36	0.35

Non-accrual	0.25	0.18	0.15
Restructured (excluded from percentages above)	3.37	3.52	3.44

The following chart reports delinquencies as a percentage of our managed credit card loans, including any delinquent non-accrual and restructured credit card loans, that is consistent with our monthly external reporting for the periods presented:

	October 2, 2010	January 2, 2010	September 26, 2009
Number of days delinquent:
Greater than 30 days	1.33%	1.79%	1.90%
Greater than 60 days	0.80	1.09	1.12
Greater than 90 days	0.42	0.56	0.56

We have devoted significant attention to processes which will mitigate our charge-offs.  These processes include changes in our collection strategies and practices that proactively promote our fixed payment and non-accrual plans to certain cardholders as necessary.

Allowance for Loan Losses and Charge-offs

The allowance for loan losses represents management's estimate of probable losses inherent in the loan portfolio. The allowance for loan losses is established through a charge to the provision for loan losses and is regularly evaluated by management for adequacy. The portfolio is segmented and for each category management estimates losses inherent in the portfolio based on a model which tracks historical loss experience on delinquent accounts and charge-offs, net of estimated recoveries. In addition to these methods of measurement, management also considers other factors such as general economic and business conditions affecting key lending areas, credit concentration, and credit quality trends.  Management believes the allowance for loan losses is adequate to cover our anticipated losses under current conditions. Since the evaluation of the inherent loss with respect to these factors is subject to a high degree of uncertainty, the measurement of the overall allowance is subject to estimation risk, and the amount of actual losses can vary significantly from the estimated amounts.

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

The following chart shows the activity in our allowance for loan losses and charge off activity for the periods presented:

	Three Months Ended		Nine Months Ended
	October 2, 2010	September 26, 2009	October 2, 2010	September 26, 2009
	(Dollars in Thousands)

Balance, beginning of period	$96,000	$1,193	$1,374	$1,507
Change in allowance for loan losses upon adoption of ASC Topics 810 and 860	—	—	114,573	—
	96,000	1,193	115,947	1,507
Provision for loan losses	20,028	288	51,784	631

Charge-offs	(25,526)	(329)	(84,930)	(1,074)
Recoveries	4,623	50	12,324	138
Net charge-offs	(20,903)	(279)	(72,606)	(936)
Balance, end of period	$95,125	$1,202	$95,125	$1,202

Net charge-offs on securitized credit card loans	$—	$(25,039)	$—	$(72,317)
Net charge-offs on credit card loans on consolidated balance sheet	(20,903)	(279)	(72,606)	(936)
Charge-offs of accrued interest and fees (recorded as a reduction in interest and fee income)	(2,916)	(4,065)	(10,075)	(11,962)
Total net charge-offs including accrued interest and fees	$(23,819)	$(29,383)	$(82,681)	$(85,215)

Net charge-offs including accrued interest and fees as a percentage of average managed credit card loans	3.85%	5.02%	4.52%	4.99%

For the three months ended October 2, 2010, net charge-offs as a percentage of average managed credit card loans decreased to 3.85%, down 117 basis points compared to 5.02% for three months ended September 26, 2009. For the nine months ended October 2, 2010, net charge-offs as a percentage of average managed credit card loans decreased to 4.52%, down 47 basis points compared to 4.99% for nine months ended September 26, 2009. We believe our charge-off levels remain well below industry averages.  Our net charge-off rates and allowance for loan losses have decreased due to improved outlooks in the quality of our credit card portfolio evidenced by lower delinquencies and delinquency roll-rates, a decrease in our credit card loans balance, and favorable charge-off trends.

The quality of our managed credit card loan portfolio at any time reflects, among other factors:  1) the creditworthiness of cardholders, 2) general economic conditions, 3) the success of our account management and collection activities, and 4) the life-cycle stage of the portfolio.  During periods of economic weakness, delinquencies and net charge-offs are more likely to increase. We have mitigated periods of economic weakness by selecting a customer base that is very creditworthy.  The median Fair Isaac Corporation (“FICO”) scores of our credit cardholders were 790 at September 30, 2010, compared to 787 at the end of 2009.

Liquidity and Capital Resources

Overview

We believe that we will have sufficient capital available from cash on hand, our revolving credit facility, and other borrowing sources to fund our foreseeable cash requirements and near-term growth plans, including restitution payments to cardholders and monetary penalties payable to the FDIC arising out of the compliance examination conducted by the FDIC during the second quarter of 2009.  At October 2, 2010, January 2, 2010, and September 26, 2009, cash on a consolidated basis totaled $395 million, $582 million, and $418 million, respectively, of which $389 million, $371 million, and $414 million, respectively, was cash at our Financial Services business segment which will be utilized to meet this segment's liquidity requirements.  WFB invested its excess cash in money market accounts totaling $363 million at October 2, 2010.  In addition, at October 2, 2010, WFB had accumulated $250 million in restricted cash accounts of the Trust to fund the Series 2005-I term securitization that matured October 15, 2010, and had prefunded $60 million of the Series 2010-II term securitization. On October 15, 2010, the Series 2005-I term securitization was paid in full and the $60 million was released to WFB. We will continue to evaluate additional funding sources to determine the most cost effective source of funds for our Financial Services business segment.  These potential sources include, among others, certificates of deposit and securitizations.

Retail and Direct Business Segments - The primary cash requirements of our merchandising business relate to capital for new retail stores, purchases of inventory, investments in our management information systems and infrastructure, purchases of economic development bonds related to the construction of new retail stores, and general working capital needs.  We historically have met these requirements with cash generated from our merchandising business operations, borrowing under revolving credit facilities, issuing debt and equity securities, obtaining economic development grants from state and local governments when developing new retail stores, collecting principal and interest payments on our economic development bonds, and from the retirement of economic development bonds.

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

Our unsecured $350 million revolving credit facility and unsecured senior notes contain certain financial covenants, including the maintenance of minimum debt coverage, a fixed-charge coverage ratio, a cash flow leverage ratio, and a minimum tangible net worth standard.  In the event that we failed to comply with these covenants and the failure to comply would go beyond 30 days, a default would trigger and all principal and outstanding interest would immediately be due and payable.  At October 2, 2010, we were in compliance with all financial covenants under our credit agreements and unsecured notes.  We anticipate that we will continue to be in compliance with all financial covenants under our credit agreements and unsecured notes through the next 12 months.

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

Effective June 29, 2010, we entered into an amended and restated credit agreement for our operations in Canada extending our $15 million Canadian dollars (“CAD”) unsecured revolving credit facility through June 30, 2013.  The credit facility permits the issuance of up to $5 million CAD in letters of credit, which reduce the overall credit limit available under the credit facility. Interest remains variable, is computed at rates which are defined in the agreement plus a margin, and is payable monthly.  All other terms of the credit agreement remained unchanged.

Financial Services Business Segment (World's Foremost Bank or “WFB”) - The primary cash requirements of WFB relate to the financing of credit card loans.  These cash requirements will increase if our credit card originations increase or if our cardholders' balances or spending increase. WFB sources operating funds in the ordinary course of business through various financing activities, which include funding obtained from securitization transactions, borrowing under its federal funds purchase agreements, obtaining brokered and non-brokered certificates of deposit, and generating cash from operations. WFB completed term securitization transactions for $500 million in April 2009 and $300 million on February 12, 2010, under the TALF program. The most senior class of asset-backed notes issued in the transactions qualified as "eligible collateral" under the TALF program provided by the Federal Reserve Bank of New York ("FRBNY").   The TALF program was designed to increase credit availability and support economic activity by facilitating renewed issuance of consumer and business asset-backed securities at more normal interest rate spreads.  Under the TALF program, the FRBNY provided non-recourse funding to eligible investors who purchased TALF eligible asset-backed notes sponsored by WFB.  No funding was provided directly to WFB.  The TALF program ceased making new loans secured by eligible collateral backed by credit card receivables on March 31, 2010.  WFB does not have any significant continuing obligations under the TALF program, except that under certain circumstances WFB must notify the FRBNY and investors if the asset-backed notes cease to qualify as eligible collateral under the TALF program and WFB agrees to provide certain information regarding the asset-backed notes to the FRBNY.  In addition during 2009, WFB renewed and increased a $214 million variable funding facility to $260 million and renewed and increased a $376 million variable funding facility to $412 million.  Effective December 11, 2009, we amended the terms of our credit agreement to allow us to invest up to $225 million into WFB in 2010 plus up to $25 million per year through June 30, 2012, when this credit agreement expires. We made a $75 million investment in WFB in March 2010.  During 2010, WFB renewed its $260 million and $412 million variable funding facilities that will mature in November 2011 and September 2011, respectively, and completed an additional $250 million term securitization.   In addition to the securitizations completed in 2010, the $75 million investment in March 2010, and the renewals of the $260 million and $412 million variable funding facilities, WFB intends to receive additional investments from Cabela's to fund WFB's 2010 cash requirements.  In 2011, WFB intends to issue additional certificates of deposit and additional term securitizations or variable funding facilities. We believe that these liquidity sources are sufficient to fund WFB's foreseeable cash requirements and near-term growth plans.

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

The ability of our Financial Services business to engage in securitization transactions on favorable terms or at all could be adversely affected by further disruptions in the capital markets or other events, which could materially affect our business and cause our Financial Services business to lose an important source of capital.  The Reform Act will also affect a number of significant changes relating to asset-backed securities, including additional oversight and regulation of credit rating agencies and additional reporting and disclosure requirements.  As a result of the guidance under ASC Topics 810 and 860, there was uncertainty over FDIC guidance regarding the safe-harbor for legal isolation of transferred assets provided by FDIC Rule 12 C.F.R. 360.6 “Treatment by the Federal Deposit Insurance Corporation as Conservator or Receiver of Financial Assets Transferred by an Insured Depository Institution in Connection With a Securitization or Participation.” In March 2010, the FDIC announced an interim amendment of this regulation. Under the interim amendment, the legal isolation of property transferred in a securitization transaction prior to September 30, 2010, was preserved, regardless of whether the transfer qualified for sale accounting treatment under new accounting standards if the transfer otherwise complied with the FDIC's regulation. On September 27, 2010, the FDIC approved a final rule that, subject to certain conditions, preserves the safe-harbor treatment applicable to certain grandfathered revolving trusts and master trusts that had issued at least one series of asset-backed securities as of such date, which we believe includes the Trust. The final rule imposes significant new conditions on the availability of the safe-harbor with respect to securitizations that are not grandfathered.

 On April 7, 2010, the SEC issued proposed rules that will significantly change the offering process, disclosure, and reporting for asset-backed securities. Pursuant to the provisions of the Reform Act, on October 4, 2010, the SEC issued proposed rules that will require issuers of asset-backed securities to provide investors with new disclosures regarding representations, warranties, and mechanisms for enforcement. Also pursuant to the provisions of the Reform Act, on October 13, 2010, the SEC issued proposed rules that will require certain issuers of asset-backed securities to perform a review of the assets underlying the securities and to publicly disclose information relating to the review. The October 13, 2010, proposed rules will also require issuers of asset-backed securities to make publicly available the findings and conclusions of any third-party due diligence report obtained by the issuer and will require underwriters of asset-backed securities to make publicly available the findings and conclusions of any third-party due diligence report obtained by the underwriter. It remains to be seen whether and to what extent any final rules adopted by the SEC will impact WFB and its ability and willingness to continue to rely on the securitization market for funding.

On January 21, 2010, the Office of the Comptroller of the Currency, the FDIC, the Office of Thrift Supervision, and the Federal Reserve (collectively, the “federal agencies”) issued final rules entitled Risk-Based Capital Guidelines; Capital Adequacy Guidelines; Capital Maintenance; Regulatory Capital; Impact of Modifications to Generally Accepted Accounting Principles; Consolidation of Asset-Backed Commercial Paper Programs; and Other Related Issues relating to changes to regulatory capital as a result of ASC Topics 810 and 860. The final rule provides an optional two-quarter delay and subsequent two-quarter phase-in (for a maximum of one year) for the effect on risk-based capital relating to the assets that must be consolidated as a result of the change in accounting principles.  WFB elected the optional two-quarter delay and subsequent two-quarter phase-in provision.  WFB's required regulatory capital was increased due to the consolidation of the assets and liabilities of the Trust on WFB's balance sheet under ASC Topics 810 and 860.  As a result, Cabela's invested $75 million into WFB in the first quarter of 2010 in order for WFB to satisfy the requirements for the well-capitalized classification and will make an additional investment of approximately $75 million in the fourth quarter of 2010. We had sufficient liquidity at October 2, 2010, to make the necessary investment in WFB. If WFB fails to satisfy the requirements for the well-capitalized classification under the regulatory framework for prompt corrective action, WFB would become subject to regulatory restrictions and WFB's ability to issue certificates of deposit could be affected.  Effective December 11, 2009, we amended the terms of our credit agreement to allow us to invest up to $225 million into WFB in 2010 plus up to $25 million per year through June 30, 2012, when this credit agreement expires.

Operating, Investing, and Financing Activities

The following table presents changes in our cash and cash equivalents for the periods presented:

	Nine Months Ended
	October 2, 2010	September 26, 2009
	(In Thousands)
Net cash (used in) provided by operating activities	$(1,126)	$24,143

Net cash used in investing activities	(378,016)	(92,099)

Net cash provided by financing activities	191,519	75,935

2010 versus 2009

Effective fiscal 2010, the adoption of ASC Topics 810 and 860 resulted in reflecting the net change in total credit card loans originated at Cabela's as an operating activity and the net change in total credit card loans originated at third parties as an investing activity.  Activities in 2009 do not reflect the consolidation of the credit card loans held by the Trust but reflect in operating activities the related securitization transactions associated with securitized loans, including retained interests, and activity on credit card loans held by WFB.

Operating Activities - Cash used in operating activities totaled $1 million in the nine months ended October 2, 2010, compared to cash provided by operating activities of $24 million in the nine months ended September 26, 2009, a net decrease of $25 million comparing the respective periods.  This net decrease in cash from operations was primarily due to inventory growth and a net decrease in income taxes payable and receivable of $33 million. Inventories increased $175 million to $615 million at October 2, 2010, compared to $440 million at January 2, 2010, due to seasonality as we increased inventory heading into the fourth quarter of fiscal 2010; and increased $43 million compared to $572 million at September 26, 2009, due primarily to more inventory on hand than last year and to the new retail store in Grand Junction, Colorado. These decreases were partially offset by increases of $52 million in the provision for loan losses, $40 million in prepaid expenses and other current assets, and $23 million in accounts payable and accrued expenses and gift instruments, and credit card loyalty rewards programs. Also, the cash WFB received on a net basis for credit card loans originated at Cabela's through our retail and direct business operations totaled $14 million in the nine months ended October 2, 2010.

Investing Activities - Cash used in investing activities totaled $378 million in the nine months ended October 2, 2010, compared to $92 million in the nine months ended September 26, 2009, a net increase of $286 million comparing the respective periods.  During the nine months ended October 2, 2010, WFB purchased U. S. government agency securities totaling $350 million which have all matured during fiscal 2010.  In addition, WFB disbursed cash on a net basis for credit card loans originated externally at third parties totaling $23 million during the nine months ended October 2, 2010.  WFB deposited $315 million in cash in restricted cash accounts of the Trust during the nine months ended October 2, 2010. In April 2009, WFB retained asset-backed securities totaling $75 million from the $500 million Series 2009-I issuance of the Trust and purchased triple-A rated notes for $2 million from previously issued series of the Trust.

Cash paid for property and equipment additions totaled $50 million in the nine months ended October 2, 2010, compared to $38 million in the nine months ended September 26, 2009.  At October 2, 2010, we estimated total capital expenditures for the development, construction, and completion of retail stores, including the purchase of economic development bonds, to approximate $49 million through the next 12 months.  We expect to fund these estimated capital expenditures with funds from operations.

Financing Activities - Cash provided by financing activities totaled $192 million in the nine months ended October 2, 2010, compared to cash provided by financing activities of $76 million in the nine months ended September 26, 2009, a net increase of $116 million comparing the respective periods.  This net change of funds from financing activities was due to the repaying of $400 million of secured variable funding Trust obligations which was offset by borrowing $468 million of secured long-term Trust obligations, both transactions occurring in the nine months ended October 2, 2010.  In addition, net borrowings of time deposits, which WFB utilizes to fund its credit card operations, increased $19 million comparing the respective periods, from a $78 million net increase in the nine months ended October 2, 2010, compared to a net increase of $58 million in the nine months ended September 26, 2009.  Also, borrowings on our lines of credit for working capital and inventory financing increased $55 million in the nine months ended October 2, 2010, compared to September 26, 2009.  At October 2, 2010, we had $60 million outstanding on our unsecured revolving credit facility compared to $29 million at September 26, 2009. Partially offsetting these increases was a $29 million decrease in the change related to unpresented checks.

The following table presents the borrowing activities of our merchandising business and WFB for the periods presented:

	Nine Months Ended
	October 2, 2010	September 26, 2009
	(In Thousands)
Borrowings on lines of credit and short-term debt, net	$63,316	$8,566
Secured borrowings of the Trust, net	67,500	—
Issuances of long-term debt, net of repayments	(169)	(214)
Total	$130,647	$8,352

The following table presents available funds under our revolving credit facilities at:

	October 2, 2010	September 26, 2009
	(In Thousands)
Amounts available for borrowing under credit facilities (1)	$364,699	$443,742
Principal amounts outstanding	(69,657)	(40,435)
Outstanding letters of credit and standby letters of credit	(29,945)	(19,973)
Remaining borrowing capacity, excluding WFB facilities	$265,097	$383,334

(1)	Consists of our revolving credit facility of $350 million and $15 million CAD from the credit facility for our operations in Canada.

In addition, WFB has total borrowing availability of $85 million under its agreements to borrow federal funds.  At the end of the nine months ended October 2, 2010, the entire $85 million of borrowing capacity was available to WFB.

Our unsecured $350 million credit agreement requires us to comply with certain financial and other customary covenants, including 1) a fixed charge coverage ratio (as defined) of no less than 1.50 to 1.00 as of the last day of any quarter; 2) a cash flow leverage ratio (as defined) of no more than 3.00 to 1.00 as of the last day of any quarter; and 3) a minimum tangible net worth standard (as defined).  In addition, our unsecured senior notes contain various covenants and restrictions such as the maintenance of minimum debt coverage, net worth, and financial ratios. The significant financial ratios and net worth requirements in the long-term debt agreements are 1) a limitation of funded debt to be less than 60% of consolidated total capitalization; 2) cash flow fixed charge coverage ratio (as defined) of no less than 2.00 to 1.00 as of the last day of any quarter; and 3) a minimum consolidated adjusted net worth (as defined).  Also, the debt agreements contain cross default provisions to other outstanding credit facilities. In the event that we failed to comply with these covenants and the failure to comply would go beyond 30 days, a default would trigger and all principal and outstanding interest would immediately be due and payable.  At October 2, 2010, we were in compliance with all financial covenants under our credit agreements and unsecured notes.  We anticipate that we will continue to be in compliance with all financial covenants under our credit agreements and unsecured notes through the next 12 months.

Effective June 29, 2010, we entered into an amended and restated credit agreement for our operations in Canada extending our $15 million CAD unsecured revolving credit facility through June 30, 2013.  The credit facility permits the issuance of up to $5 million CAD in letters of credit, which reduce the overall credit limit available under the credit facility. Interest remains variable, is computed at rates which are defined in the agreement plus a margin, and is payable monthly.  All other terms of the credit agreement remained unchanged.

Economic Development Bonds and Grants

Economic Development Bonds - Through economic development bonds, the state or local government sells bonds to provide funding for land acquisition, readying the site, building infrastructure and related eligible expenses associated with the construction and equipping of our retail stores. In the past, we have primarily been the sole purchaser of these bonds. The bond proceeds that are received by the governmental entity are then used to fund the construction and equipping of new retail stores and related infrastructure development. While purchasing these bonds involves an initial cash outlay by us in connection with a new store, some or all of these costs can be recaptured through the repayment of the bonds. The payments of principal and interest on the bonds are typically tied to sales, property, or lodging taxes generated from the store and, in some cases, from businesses in the surrounding area, over periods which range between 20 and 30 years. In addition, some of the bonds that we have purchased may be repurchased for par value by the governmental entity prior to the maturity date of the bonds. However, the governmental entity from which we purchase the bonds is not otherwise liable for repayment of principal and interest on the bonds to the extent that the associated taxes are insufficient to pay the bonds. At October 2, 2010, January 2, 2010 and September 26, 2009, economic development bonds totaled $120 million, $108 million, and $120 million, respectively.

Grants - We generally have received grant funding in exchange for commitments made by us to the state or local government providing the funding.  The commitments, such as assurance of agreed employment and wage levels at our retail stores or that the retail store will remain open, typically phase out over approximately five to ten years. If we fail to maintain the commitments during the applicable period, the funds we received may have to be repaid or other adverse consequences may arise, which could affect our cash flows and profitability.  At October 2, 2010, January 2, 2010, and September 26, 2009, the total amount of grant funding subject to specific contractual remedies was $18 million, $10 million, and $12 million, respectively.

 Securitization of Credit Card Loans

Our Financial Services business historically has funded most of its growth in credit card loans through an asset securitization program. WFB utilizes the Trust for the purpose of routinely selling and securitizing credit card loans and issuing beneficial interest to investors. The Trust issues variable funding facilities and long-term notes each of which has an undivided interest in the assets of the Trust. WFB must retain a minimum 20 day average of 5% of the loans in the securitization trust which ranks pari passu with the investors' interests in the securitization trusts.  In addition, WFB owns notes issued by the Trust from some of the securitizations, which in some cases may be subordinated to other notes issued.  WFB's retained interests are eliminated upon consolidation of the Trust. The consolidated assets of the Trust are subject to credit, payment, and interest rate risks on the transferred credit card loans.  The credit card loans of the Trust are restricted for the repayment of the secured borrowings of the Trust.

To protect investors, the securitization structures include certain features that could result in earlier-than-expected repayment of the securities, which could cause WFB to sustain a loss of one or more of its retained interests and could prompt the need for WFB to seek alternative sources of funding. The primary investor protection feature relates to the availability and adequacy of cash flows in the securitized pool of loans to meet contractual requirements, the insufficiency of which triggers early repayment of the securities. WFB refers to this as the “early amortization” feature.  Investors are allocated cash flows derived from activities related to the accounts comprising the securitized pool of loans, the amounts of which reflect finance charges collected, certain fee assessments collected, allocations of interchange, and recoveries on charged off accounts.  These cash flows are considered to be restricted under the governing documents to pay interest to investors, servicing fees, and to absorb the investor's share of charge-offs occurring within the securitized pool of loans. Any cash flows remaining in excess of these requirements are reported to investors as excess spread.  An excess spread of less than zero percent for a contractually specified period, generally a three-month average, would trigger an early amortization event. Such an event could result in WFB incurring losses related to its retained interests. In addition, if WFB's retained interest in the loans falls below the 5% minimum 20 day average and WFB fails to add new accounts to the securitized pool of loans, an early amortization event would be triggered.  The investors have no recourse to WFB's other assets for failure of debtors to pay other than for breaches of certain customary representations, warranties, and covenants. These representations, warranties, covenants, and the related indemnities, do not protect the Trust or third party investors against credit-related losses on the loans.

Another feature, which is applicable to the notes issued from the Trust, is one in which excess cash flows generated by the transferred loans are held at the Trust for the benefit of the investors. This cash reserve account funding is triggered when the three-month average excess spread rate of the Trust decreases to below 4.50% or 5.50% (depending on the series) with increasing funding requirements as excess spread levels decline below preset levels or as contractually required by the governing documents. Similar to early amortization, this feature also is designed to protect the investors' interests from loss thus making the cash restricted.  Upon scheduled maturity or early amortization of a securitization, WFB is required to remit principal payments received on the securitized pool of loans to the Trust which are restricted for the repayment of the investors' principal note.

The total amounts and maturities for our credit card securitizations were as follows as of September 30, 2010:

Series	Type	Total Available Capacity	Third Party Investor Available Capacity	Third Party Investor Outstanding	Interest Rate	Expected Maturity
		(Dollars in Thousands)

Series 2005-I (1)	Term	$140,000	$140,000	$140,000	Fixed	October 2010
Series 2005-I (1)	Term	110,000	109,500	109,500	Floating	October 2010
Series 2006-III	Term	250,000	250,000	250,000	Fixed	October 2011
Series 2006-III	Term	250,000	250,000	250,000	Floating	October 2011
Series 2008-I	Term	461,500	461,500	461,500	Fixed (2)	December 2010
Series 2008-I	Term	38,500	38,500	38,500	Floating	December 2010
Series 2008-IV	Term	122,500	122,500	122,500	Fixed	September 2011
Series 2008-IV	Term	77,500	75,900	75,900	Floating	September 2011
Series 2009-I	Term	75,000	—	—	Fixed	March 2012
Series 2009-I	Term	425,000	425,000	425,000	Floating	March 2012
Series 2010-I	Term	45,000	—	—	Fixed	January 2015
Series 2010-I	Term	255,000	255,000	255,000	Floating	January 2015
Series 2010-II	Term	127,500	127,500	127,500	Fixed	August 2015
Series 2010-II	Term	122,500	85,000	85,000	Floating	August 2015
Total term		2,500,000	2,340,400	2,340,400

Series 2006-I	Variable Funding	411,765	350,000	—	Floating	September 2011
Series 2008-III	Variable Funding	260,115	225,000	—	Floating	November 2011
Total variable		671,880	575,000	—
Total available		$3,171,880	$2,915,400	$2,340,400

(1)	Series 2005-I matured and was paid on October 15, 2010, using restricted cash of the Trust.

(2)	The Trust entered into an interest rate swap agreement to convert the floating rate notes with a notional amount of $229.85 million into a fixed rate obligation.

We have been, and will continue to be, particularly reliant on funding from securitization transactions for WFB. A failure to renew existing facilities or to add additional capacity on favorable terms as it becomes necessary could increase our financing costs and potentially limit our ability to grow the business of WFB. Unfavorable conditions in the asset-backed securities markets generally, including the unavailability of commercial bank liquidity support or credit enhancements, could have a similar effect. During 2009, WFB completed a securitization transaction for $500 million under the TALF program established by the FRBNY, renewed and increased a $214 million variable funding facility to $260 million, and renewed and increased a $376 million variable funding facility to $412 million.  WFB completed a securitization transaction for $300 million under the TALF program in February 2010 and an additional $250 million securitization transaction in September 2010. During 2010, WFB renewed its $260 million and $412 million variable funding facilities that will mature in November 2011 and September 2011, respectively.  In addition to the securitizations completed in 2010, the $75 million investment in March 2010, and the renewals of the $260 million and $412 million variable funding facilities, WFB intends to receive additional investments from Cabela's to fund WFB's 2010 cash requirements.  In 2011, WFB intends to issue additional certificates of deposit and additional term securitizations or variable funding facilities. We believe that these liquidity sources are sufficient to fund WFB's foreseeable cash requirements and near-term growth plans.

Furthermore, WFB's securitized credit card loans could experience poor performance, including increased delinquencies and credit losses, lower payment rates, or a decrease in excess spreads below certain thresholds.  This could result in a downgrade or withdrawal of the ratings on the outstanding securities issued in WFB's securitization transactions, cause “early amortization” of these securities, or result in higher required credit enhancement levels.  Credit card loans performed within established guidelines and no events which could trigger an “early amortization” occurred during the nine months ended October 2, 2010, and September 26, 2009, and the year ended January 2, 2010.  WFB has not provided any financial or other support that it was not contractually required to provide during the nine months ended October 2, 2010, and September 26, 2009, and the year ended January 2, 2010.

Certificates of Deposit

WFB utilizes brokered and non-brokered certificates of deposit to partially finance its operating activities.  WFB issues certificates of deposit in a minimum amount of one hundred thousand dollars in various maturities.  At October 2, 2010, WFB had $554 million of certificates of deposit outstanding with maturities ranging from October 2010 to April 2016 and with a weighted average effective annual fixed rate of 4.02%. This outstanding balance compares to $477 million and $543 million at January 2, 2010, and September 26, 2009, respectively, with weighted average effective annual fixed rates of 4.19% and 4.30%, respectively.

 Impact of Inflation

 We do not believe that our operating results have been materially affected by inflation during the preceding three years. We cannot assure, however, that our operating results will not be adversely affected by inflation in the future.

Contractual Obligations and Other Commercial Commitments

In the normal course of business, we enter into various contractual obligations that may require future cash payments. Contractual obligations increased approximately $2.3 billion from January 2, 2010, largely as a result of the consolidation of the liabilities of the Trust used in our securitization. See Note 6 for the expected maturities of the secured long-term obligations of the Trust.  For a description of our contractual obligations as of January 2, 2010, see our annual report on Form 10-K for the fiscal year ending January 2, 2010, under “Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources-Contractual Obligations and Other Commercial Commitments.”

 Off-Balance Sheet Arrangements

Operating Leases - We lease various items of office equipment and buildings.  Rent expense for these operating leases is recorded in selling, distribution, and administrative expenses in the consolidated statements of income.

Credit Card Limits - WFB bears off-balance sheet risk in the normal course of its business. One form of this risk is through WFB's commitment to extend credit to cardholders up to the maximum amount of their credit limits. The aggregate of such potential funding requirements totaled $13 billion above existing balances at the end of October 2, 2010. These funding obligations are not included on our consolidated balance sheet.  While WFB has not experienced, and does not anticipate that it will experience, a significant draw down of unfunded credit lines by its cardholders, such an event would create a cash need at WFB which likely could not be met by our available cash and funding sources. WFB has the right to reduce or cancel these available lines of credit at any time.

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

We are exposed to interest rate risk through WFB's operations and, to a lesser extent, through our merchandising operations. We also are exposed to foreign currency risk through our merchandising operations.

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

The table below shows the mix of our credit card account balances at the periods ended:

	October 2, 2010	January 2, 2010	September 26, 2009
As a percentage of total balances outstanding:
Balances carrying an interest rate based upon various interest rate indices	66.1%	65.2%	67.8%
Balances carrying an interest rate of 9.99%	3.2	2.5	2.0
Balances carrying a promotional interest rate of 0.00%	0.1	0.6	0.7

Balances not carrying interest because their previous month's balance was paid in full	30.6	31.7	29.5
	100.0%	100.0%	100.0%

Charges on the credit cards issued by our Financial Services segment were priced at a margin over various defined lending rates.  No interest is charged if the account is paid in full within 24 days of the billing cycle, which represented 30.6% of total balances outstanding at October 2, 2010.  Some of the zero percentage promotion expenses are passed through to the merchandise vendors for each specific promotion offered.

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

In connection with this quarterly report on Form 10-Q, our Chief Executive Officer and Chief Financial Officer evaluated, with the participation of our management, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on management's evaluation, our Chief Executive Officer and Chief Financial Officer each concluded that our disclosure controls and procedures were effective as of October 2, 2010.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended October 2, 2010, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings.

We are party to various proceedings, lawsuits, disputes, and claims arising in the ordinary course of business.  These actions include commercial, intellectual property, employment, and product liability claims.  In addition, on March 5, 2010, WFB received a preliminary report from the FDIC that is described on page 20.  WFB received the final version of this report from the FDIC on May 19, 2010.  Some of these actions involve complex factual and legal issues and are subject to uncertainties.  We cannot predict with assurance the outcome of the actions brought against us.  Accordingly, adverse developments, settlements, or resolutions may occur and negatively impact earnings in the applicable period.  However, we do not believe that the outcome of any current action would have a material adverse effect on our results of operations, cash flows, or financial position taken as a whole.

Item 1A.	Risk Factors.

There have been no material changes from the risk factors disclosed in the “Risk Factors” section of our Annual Report on Form 10-K for the fiscal year ended January 2, 2010, and in Part II, Item 1A, of our Quarterly Report on Form 10-Q for the fiscal quarter ended July 3, 2010.

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

CABELA'S INCORPORATED

Dated:	November 5, 2010	By:	/s/ Thomas L. Millner
Thomas L. Millner
President and Chief Executive Officer

Dated:	November 5, 2010	By:	/s/ Ralph W. Castner
Ralph W. Castner
Executive Vice President and Chief Financial Officer

Exhibit Index

Exhibit Number	Description

31.1	Certification of CEO Pursuant to Rule 13a-14(a) under the Exchange Act

31.2	Certification of CFO Pursuant to Rule 13a-14(a) under the Exchange Act

32.1	Certifications Pursuant to 18 U.S.C. Section 1350