Form 10-K
period 2011-01-01
CABELAS INC
filed 2011-02-28
CIK 1267130

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

Form 10-K
_________________
(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 1, 2011
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $494,482,540 as of July 2, 2010 (the last business day of the registrant’s most recently completed second fiscal quarter) based upon the closing price of the registrant’s Class A Common Stock on that date as reported on the New York Stock Exchange. For the purposes of this disclosure only, the registrant has assumed that its directors and executive officers and the beneficial owners of 5% or more of its voting common stock as of July 2, 2010, are affiliates of the registrant.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
Common stock, $0.01 par value: 68,408,611 shares as of February 22, 2011.

DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the registrant’s definitive Proxy Statement for the 2011 Annual Meeting of Shareholders are incorporated by reference into Part III of this Form 10-K to the extent stated herein.

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

•	adverse or unseasonal weather conditions;

•	fluctuations in operating results;

•	increased government regulations, including regulations relating to firearms and ammunition;

•	inadequate protection of our intellectual property;

•	material security breaches of computer systems;

•	our ability to protect our brand and reputation;

•	our ability to manage credit, liquidity, interest rate, operational, legal, and compliance risks;

•	increasing competition for credit card products and reward programs;

•	our ability to increase credit card receivables while managing fraud, delinquencies, and charge-offs;

•	our ability to securitize our credit card receivables at acceptable rates or access the deposits market at acceptable rates;

•	decreased interchange fees received by our Financial Services business as a result of credit card industry regulation and/or litigation;

•	impact of legislation, regulation, and supervisory regulatory actions, new and proposed regulations affecting securitizations, and the recently enacted Dodd-Frank Wall Street Reform and Consumer Protection
Act (the "Reform Act");

•	other factors that we may not have currently identified or quantified; and

•	other risks, relevant factors, and uncertainties identified in the "Risk Factors" section of this report.

Given the risks and uncertainties surrounding forward-looking statements, you should not place undue reliance on these statements.  Our forward-looking statements speak only as of the date of this report.  Other than as required by law, we undertake no obligation to update or revise forward-looking statements, whether as a result of new information, future events, or otherwise.

CABELA’S INCORPORATED
FORM 10-K
FOR THE FISCAL YEAR ENDED JANUARY 1, 2011

PART I

ITEM 1. BUSINESS

Overview

We are a leading specialty retailer, and the world’s largest direct marketer, of hunting, fishing, camping, and related outdoor merchandise. Since our founding in 1961, Cabela’s® has grown to become one of the most well-known outdoor recreation brands in the world. We have long been recognized as the “World’s Foremost Outfitter®.” Through our growing number of retail stores, and our well-established direct business, we believe we offer the widest and most distinctive selection of high-quality outdoor products at competitive prices, while providing superior customer service. We also issue the Cabela’s CLUB® Visa credit card, which serves as our primary customer loyalty rewards program. Refer to Note 24 entitled “Segment Reporting” to our consolidated financial statements and our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for additional financial information regarding our Retail and Direct businesses, as well as our Financial Services business.

We were initially incorporated as a Nebraska corporation in 1965 and were reincorporated as a Delaware corporation in January 2004. In June 2004, we completed our initial public offering of common stock. Our common stock is listed on the New York Stock Exchange under the symbol “CAB”.

Retail Business

We currently operate 31 retail stores, 30 in 22 states and one in Canada. We opened a retail store in Grand Junction, Colorado, in May 2010, increasing our total retail square footage to 4.4 million square feet at the end of 2010. Our Retail store business operations generated revenue of $1.4 billion in 2010, representing 58.6% of our total revenue from our Retail and Direct businesses.

Customer Relations. In order to better serve our customers, we continue to advance our efforts to offer customers integrated opportunities to access and use our retail store, catalog, and Internet channels. Customer service venues include in-store pick-up for Internet website orders, Internet and store kiosks, and catalog order desks. Our in-store kiosks provide our customers access to our entire inventory assortment, allowing customers to place orders for items that may be out of stock in our retail stores or to purchase items only available on our Internet site. Our in-store pick-up program allows customers to order products through our catalogs and Internet site and have them delivered to the retail store of their choice without incurring shipping costs, increasing foot traffic in our stores. Conversely, our retail stores introduce customers to our Internet and catalog channels. Our multi-channel model employs the same merchandising team, distribution centers, customer database, and infrastructure, which we intend to further leverage by building on the strengths of each channel.

Store Format and Atmosphere. Our retail store concept is designed to appeal to customers from a broad geographic and demographic range. Our next generation store format, with more standardized store sizes, expedites store development time and allows us to pursue the best retail locations, is adaptable to more markets, improves time to market, and allows us to be more efficient in our operations by reducing our capital investment requirements and increasing sales per square foot. Our next generation store format improves our return on invested capital and better serves our customers by providing shopper-friendly layouts with regionalized product mixes, concept shops, and new product displays and fixtures with enhanced features.

Our retail stores range in size from 35,000 to 246,000 square feet and our large-format retail stores are 150,000 square feet or larger. Our large-format retail stores have been recognized in some states as one of the top tourist attractions, often attracting the construction and development of hotels, restaurants, and other retail establishments in areas adjacent to these stores.

Retail Store Expansion Strategy. Enhancing our retail store efficiencies and taking the necessary steps to improve our financial performance is a high priority in our strategic planning. We focus new-store growth where we are strongest with new stores strategically sized to match their markets. We continually review our previously announced stores to reconfirm our expectations based on what we have learned over the past year. We opened a 76,000 square foot retail store in Grand Junction, Colorado, in May 2010. This store features our next generation format while the exterior reflects our traditional store model. We plan on opening two next generation stores in the United States in 2011, one in Allen, Texas, and one in Springfield, Oregon. In addition, we plan to open one next generation store in Canada in 2011 in Edmonton, Alberta. We also announced plans to open a next generation store in 2012 in Wichita, Kansas, and another store in 2012 in Canada, though the location has not been named.

Store Locations and Ownership. We currently own 25 of our 31 retail stores. However, in connection with some of the economic development packages received from state or local governments where our stores are located, we have entered into agreements granting ownership of the taxidermy, diorama, or other portions of our stores to these state and local governments. Refer to Item 2 – “Properties” for the locations of our stores.

Direct Business

Our Direct business uses catalogs and the Internet as marketing tools to generate sales orders via the Internet, telephone, and mail. Our Direct business generated revenue of $1.0 billion in 2010, representing 41.4% of our total revenue from our Retail and Direct businesses.

Catalog Distributions. We have been marketing our products through our print catalog distributions to our customers and potential customers for over 49 years. We believe that our catalog distributions have been one of the primary drivers of the growth of our brand and serve as an important marketing tool for our Retail business. In 2010, we mailed more than 136 million catalogs to all 50 states and to more than 175 countries and territories. Our master catalogs offer a broad range of products while our specialty and micro-season catalogs offer products focused on one outdoor activity, such as fly fishing, archery, or waterfowl, or one product category, such as women’s clothing.

Many of our customers read and browse our catalogs, but order products through our website. Based on our customer surveys, we believe that our customers want to receive catalogs even though they purchase merchandise and services through our website and retail stores. We use the catalogs to prompt customers to go to retail stores and the Internet or to our call centers to place orders directly. Accordingly, we remain committed to marketing our products through our catalogs, as we view our catalogs and the Internet as a unified selling and marketing tool. Our goal is to continue to fine tune our catalogs, as well as the number of pages and product mix in each, in order to improve the profitability of each title. We want to create steady, profitable growth in our direct channels, while reducing marketing expenses and significantly increasing the percentage of market share we capture through the Internet.

We recognize that the catalog business is mature and that mobile marketing and social networking are going to have an increasingly important focus for us in the next couple of years. With the growing presence of new technologies, we believe mobile marketing and social networking will build our brand, build our customer databases, and enhance the management of contacts with our customers.

Direct Business Marketing. We market our products through our website and catalog circulation. Our website is a cost-effective medium designed to offer a convenient, highly visual, user-friendly, and secure online shopping option for new and existing customers. We continue to expand electronic marketing strategies and customize Internet marketing campaigns to target and optimize specific markets. In October 2010, we launched our new website which featured significant enhancements, including guided navigation to improve customers' movement throughout the site, managed content to aid in customizing the individual shopping experience, better promotional capability, and international commerce capabilities. In addition to the ability to order the same products available in our catalogs, our website gives customers the ability to review product information, purchase gift certificates, research general information on the outdoor lifestyle and outdoor activities, purchase rare and highly specialized merchandise, and choose from other services we provide. The number of visitors to our website increased 5.8% in 2010 compared to 2009. Our website was the most visited sporting goods website in 2010 according to Hitwise, Incorporated, an online measurement company. On December 15, 2010, we launched our website in France, www.cabelas.fr, which offers more than 5,000 of Cabela’s branded products.

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

Financial Services Business

Through our wholly-owned bank subsidiary, World’s Foremost Bank ("WFB"), we issue and manage the Cabela’s CLUB Visa credit card, a rewards based credit card program. We believe the Cabela’s CLUB Visa credit card loyalty rewards program is an effective vehicle for strengthening our relationships with our customers, enhancing our brand name, and increasing our merchandise revenue. Our rewards program is a simple loyalty program that allows customers to earn points whenever and wherever they use their Cabela’s CLUB Visa credit card and then redeem earned points for products and services at our retail stores or through our Direct business. Our rewards program is integrated into our store point-of-sale system. Our customers are informed of their number of accumulated points when making purchases at our stores or ordering through our Direct business. The percentage of our merchandise sold to customers using the Cabela’s CLUB card was 30.0% for 2010 compared to 27.9% for 2009. The primary purpose of our Financial Services business is to provide customers with a rewards program that will enhance revenue, profitability, and customer loyalty in our Retail and Direct businesses.

Our bank subsidiary is an FDIC insured, special purpose, Nebraska state-chartered bank. Our bank’s charter limits us to issuing consumer credit cards and certificates of deposit of $100,000 or more. Our bank does not accept demand deposits or make non-credit card loans. During 2010, we had an average of 1,317,890 active credit card accounts with an average balance of $1,875 compared to an average of 1,244,621 active credit card accounts with an average balance of $1,857 during 2009.

Financial Services Marketing. We have a low cost, efficient, and tailored credit card marketing program that leverages the Cabela’s brand name. We market the Cabela’s CLUB Visa credit card through a number of channels, including retail stores, inbound telemarketing, catalogs, and the Internet. Customer service representatives at our customer care centers offer the Cabela’s CLUB Visa credit card to qualifying customers. This card is marketed throughout our catalogs and our Internet site. Our customers can apply for the Cabela’s CLUB Visa credit card at our retail stores and website through our instant credit process and, if approved, receive reward points available for use on merchandise purchases the same day. When a customer’s application is approved through the retail store instant credit process, the customer’s new credit card is produced and given to the customer immediately thereafter. Maintaining the growth of our credit card program, while continuing to underwrite high-quality customers and actively manage our credit card delinquencies and charge-offs, is key to the successful performance of our Financial Services business. Our Financial Services growth is dependent, in part, on the success of our Retail and Direct businesses to generate additional sales and to attract additional Financial Services customers.

Underwriting and Credit Criteria. We underwrite high-quality credit customers and have historically maintained attractive credit statistics compared to industry averages. We adhere to strict credit policies and target high credit quality obligors. The scores of Fair Isaac Corporation (“FICO”) are a widely-used tool for assessing a person’s credit rating. Our cardholders had a median FICO score of 790 at the end of 2010 compared to 787 at the end of 2009. We believe the median FICO scores of our cardholders are well above the industry average. Our charge-offs as a percentage of total outstanding balances were 4.23% in 2010, which we believe is well below the 2010 industry average.

The table below presents data on the performance of our credit card portfolio comparing the last three years and illustrates the high credit quality of our managed credit card portfolio. The following chart shows delinquencies, including any delinquent non-accrual and restructured credit card loans, and charge-offs, including any accrued interest and fees, as a percentage of our average managed credit card loans:

As a Percentage of Average Managed Loans:	2010	2009	2008
Delinquencies greater than 30 days	1.13%	1.79%	1.68%
Gross charge-offs	4.88	5.52	3.40
Charge-offs, net of recoveries	4.23	5.06	2.95

Products and Merchandising

We offer our customers a comprehensive selection of high-quality, competitively priced, national and regional brand products, including our own Cabela’s brand. Our product assortment includes merchandise and equipment for hunting, fishing, marine use, and camping, along with casual and outdoor apparel and footwear, optics, vehicle accessories, and gifts and home furnishings with an outdoor theme.

The following chart sets forth the percentage of our merchandise revenue contributed by each of the five product categories for our Retail and Direct businesses and in total for the last three years.

	Retail			Direct			Total
	2010	2009	2008	2010	2009	2008	2010	2009	2008
Hunting Equipment	44.5%	45.3%	39.9%	33.7%	35.2%	28.7%	40.2%	41.1%	35.1%
Clothing and Footwear	24.0	22.9	24.9	33.4	33.4	36.6	27.7	27.3	30.0
Fishing and Marine	14.2	14.5	15.9	11.5	12.1	12.9	13.2	13.5	14.6
Camping	8.5	8.5	9.3	11.8	10.2	12.5	9.8	9.2	10.6
Gifts and Furnishings	8.8	8.8	10.0	9.6	9.1	9.3	9.1	8.9	9.7
Total	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
Hunting equipment. We provide equipment, accessories, and consumable supplies for almost every type of hunting and sport shooting. Our hunting products are supported by in-house services such as gun bore sighting, scope mounting, and bow tuning to serve the complete needs of our customers.

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

Gifts and home furnishings. Our gifts merchandise includes games, food assortments, books, jewelry, and art with outdoor themes. Home furnishings merchandise includes furnishings and accents with outdoor themes for the home and cabin.

Cabela’s branded products. In addition to national brands, we offer our exclusive Cabela’s branded merchandise. We have a significant penetration of Cabela’s branded merchandise in casual apparel and footwear as well as in selected hard goods categories such as camping, fishing, and optics. Where possible, we seek to protect our Cabela’s branded products by applying for trademark or patent protection for these products. Our Cabela’s branded products typically generate higher gross profit margins compared to our other branded products. In 2010, our Cabela’s branded merchandise accounted for approximately one-third of our merchandise revenue. By having an appropriate mix of Cabela’s branded and other branded merchandise, we strive to meet the expectations and needs of our customers and expand the recognition of the Cabela’s brand.

Marketing

We seek to increase the amount each customer spends on our merchandise through enhanced customer targeting, expanded use of digital marketing channels in mobile marketing and social networking and other technology-based approaches, continued introduction of new catalog titles, and the development and marketing of new products. We have taken advantage of web-based technologies such as targeted promotional e-mails, on-line shopping engines, and Internet affiliate programs to renew efforts in local markets and to increase sales. We also are improving our customer relationship management system, which we expect will allow us to better manage our customer relationships and more effectively tailor our marketing programs. We will continue to use our expanding Retail business to capture additional customer purchase history and information.

Our marketing strategy focuses on using our multi-channel model to build the strength and recognition of our brand by communicating our wide and distinctive offering of quality products to our customers, and potential customers, in a cost effective manner. Our largest marketing effort consists of distributing over 136 million catalogs annually in order to attract customers to our Retail and Direct businesses. We have also established our website to market our products to customers and potential customers who shop via the Internet. We use both our catalogs and our website to cross-market at our retail stores. Our marketing strategy is designed to convey our outdoor lifestyle image, enhance our brand, and emphasize our position in our target markets.

In addition to the use of our catalogs and our website, we use a combination of promotional events, traditional advertising, and media programs as marketing tools. We engage in certain promotional activities by sponsoring sportsmen and women advocacy groups and wildlife conservation organizations, including U.S. Sportsmen’s Alliance, National Rifle Association, National Wild Turkey Federation, Women in the Outdoors, Rocky Mountain Elk Foundation, Whitetails Unlimited, Pheasants Forever, Quail Forever, Ducks Unlimited, Delta Waterfowl, Trout Unlimited, and Safari Club International, as well as regional and local events and organizations. We also provide sponsorship of fishing tournaments and other related habitat and wildlife conservation activities.

We have historically received extensive local publicity from the unique Cabela’s shopping experience when we open a store. As we enter into metropolitan markets, where the opening of a Cabela’s store may not be major news, we will supplement any publicity with additional advertising to increase consumer awareness of new store openings.

Competition

We compete in a number of large and highly competitive markets, including the outdoor recreation, and casual apparel and footwear markets. The outdoor recreation market is comprised of several categories, including hunting, fishing, camping, and wildlife watching, and we believe it crosses over a wide range of geographic and demographic segments. We compete directly or indirectly with other broad-line merchants, large-format sporting goods stores and chains, mass merchandisers, warehouse clubs, discount and department stores, small specialty retailers, and catalog and Internet-based retailers.

We believe that we compete effectively with our competitors on the basis of our wide and distinctive merchandise selection, our strong credit card loyalty rewards program for our customers, and the superior customer service associated with the Cabela’s brand, as well as our commitment to understanding and providing merchandise that is relevant to our targeted customer base. We cater to the outdoor enthusiast and the casual customer, and believe we have an appealing store environment. We also believe that our multi-channel model enhances our ability to compete by allowing our customers to choose the most convenient sales channel. This model also allows us to reach a broader audience in existing and new markets and to continue to build on our nationally recognized Cabela’s brand.

Customer Service

Since our founding in 1961, we have been deeply committed to serving our customers by selling high-quality products through sales associates who deliver excellent customer service and in-depth product knowledge. We strive to provide superior customer service at the time of sale and after the sale with our Legendary Guarantee and Cabela’s Xtreme Protection plans. We continue to advance our efforts for offering customers a seamless, integrated experience whether they shop with us in our retail stores, on the telephone, or on the Internet. Our customers can always access well-trained, friendly, and knowledgeable associates and outfitters to answer product use and merchandise selection questions. We believe our ability to establish and maintain long-term relationships with our customers and encourage repeat visits and purchases is due, in part, to the strength of our customer support and service operations.

Distribution and Fulfillment

We operate distribution centers located in Sidney, Nebraska; Prairie du Chien, Wisconsin; Wheeling, West Virginia; and Winnipeg, Manitoba. These distribution centers comprise nearly 3 million square feet of warehouse space for our retail store replenishment and Direct business activities. We ship merchandise to our Direct business customers via United Parcel Service, Canada Post, and the United States Postal Service. We use common carriers and typically deliver inventory two to three times per week for replenishment of our retail stores.

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

In October 2010, we launched our new website featuring significant enhancements, including guided navigation to improve customers' movement throughout the site, managed content to aid in customizing the individual shopping experience, better promotional capability, and international commerce capabilities.

In October 2010, we also implemented substantial information technology system changes in support of our customer relationship management system in our Direct business. During implementation, we encountered issues with these system changes that affected our ability to take and process customer orders and to deliver products to our customers in an efficient manner. These implementation issues had an adverse impact on our business, including the loss of sales. At the end of 2010, we successfully resolved most customer related issues arising from these system changes.

Employees

At the end of 2010, we employed 13,700 employees - 6,100 of whom were employed full-time. We use part-time and temporary workers to supplement our labor force at peak times during our third and fourth quarters. None of our employees are represented by a labor union or are party to a collective bargaining agreement. We have not experienced any work stoppages and consider our relationship with our employees to be good.

Seasonality

We experience seasonal fluctuations in our revenue and operating results. Due to buying patterns around the holidays and the opening of hunting seasons, our merchandise revenue is traditionally higher in the third and fourth quarters than in the first and second quarters, and we typically earn a disproportionate share of our operating income in the fourth quarter. Because of our retail store expansion, and fixed costs associated with retail stores, our quarterly operating income may be further impacted by these seasonal fluctuations. We anticipate our sales will continue to be seasonal in nature. Refer to Note 26 to our consolidated financial statements for quarterly results of operations for 2010 and 2009.

Government Regulation

Regulation of World's Foremost Bank. WFB, our wholly-owned bank subsidiary, is a Nebraska state-chartered bank with deposits insured by the Bank Insurance Fund of the Federal Deposit Insurance Corporation ("FDIC"). WFB is subject to comprehensive regulation and periodic examination by the Nebraska Department of Banking and Finance (“NDBF”) and the FDIC. WFB does not qualify as a “bank” under the Bank Holding Company Act of 1956, as amended (“BHCA”), because it is in compliance with a credit card bank exception from the BHCA. On July 21, 2010, the Reform Act was signed into law. The Reform Act makes extensive changes to the laws regulating financial services firms and credit rating agencies and requires significant rule-making. In addition, the legislation mandates multiple studies which could result in additional legislative or regulatory action. The Reform Act does not eliminate the exception from the definition of “bank” under the BHCA for credit card banks, such as WFB. However, the Reform Act directs the Comptroller General of the United States to complete a study within 18 months of the Reform Act's enactment to determine whether it is necessary, in order to strengthen the safety and soundness of institutions or the stability of the financial system, to eliminate certain exceptions under the BHCA, including the exception for credit card banks. If the credit card bank exception were eliminated or modified, we may be required to divest our ownership of WFB unless we were willing and able to become a bank holding company under the BHCA. Any such forced divestiture would materially adversely affect our business and results of operations. In addition, the Reform Act establishes a new independent Consumer Financial Protection Bureau (the “Bureau”) which will have broad rulemaking, supervisory, and enforcement authority over consumer products, including credit cards. The Reform Act will also effect a number of significant changes relating to asset-backed securities, including additional oversight and regulation of credit rating agencies and additional reporting and disclosure requirements. See “Risk Factors - The Dodd-Frank Wall Street Reform and Consumer Protection Act may impact the practices of our Financial Services business and could have a material adverse effect on our results of operations” and “Management's Discussion and Analysis of Financial Condition and Results of Operations - Developments in Legislation and Regulation.”

There are various federal and Nebraska laws and regulations relating to minimum regulatory capital requirements and requirements concerning the payment of dividends from net profits or surplus, restrictions governing transactions between an insured depository institution and its affiliates, and general federal and Nebraska regulatory oversight to prevent unsafe or unsound practices. At the end of 2010, WFB met the requirements for a well-capitalized institution, the highest of the Federal Deposit Insurance Corporation Improvement Act's five capital ratio levels. A well-capitalized classification should not necessarily be viewed as describing the condition or future prospects of a depository institution, including WFB.
At the beginning of 2010, WFB's required capital was increased under regulatory capital requirements of the applicable federal agencies as a result of new accounting standards which required the consolidation of the assets and liabilities of the Cabela's Master Credit Card Trust and related entities (collectively referred to as the “Trust”) on WFB's balance sheet. As of December 31, 2010, the most recent notification from the FDIC categorized WFB as well-capitalized under the regulatory framework for prompt corrective action. In order for WFB to continue to meet the minimum requirements for the well-capitalized classification under the regulatory framework for prompt corrective action, we invested $150 million in 2010 in additional capital in WFB. See “Risk Factors - We may have to reallocate capital from our Retail and Direct businesses to meet the capital needs of our Financial Services business, which could alter our retail store expansion program” and “Management's Discussion and Analysis of Financial Condition and Results of Operations - Impact of New Accounting Pronouncements.”
The consumer lending activities of WFB are subject to regulation under various federal and state laws. We spend significant amounts of time ensuring we are in compliance with these laws and work with our service providers to ensure that actions they take in connection with services they perform for us are also in compliance with these laws. Depending on the underlying issue and applicable law, regulators are authorized to impose penalties for violations of these statutes and, in some cases, to order WFB to compensate borrowers. Borrowers may also have a private right of action for some violations. Federal bankruptcy and state debtor relief and collection laws also affect the ability of our bank subsidiary to collect outstanding balances owed by borrowers.
The Credit Card Accountability Responsibility and Disclosure Act of 2009 (the “CARD Act”) and related regulations restrict our ability to increase interest rates on existing credit card balances, charge over-limit fees, and charge fees for making a late payment. The CARD Act provisions also further define acceptable due dates, payment allocations, disclosure requirements, and "reasonable" fees and limit our ability to increase the interest rates on variable-rate credit card accounts that are subject to a fixed-rate floor. See “Management's Discussion and Analysis of Financial Condition and Results of Operations - Developments in Legislation and Regulation.”

Several rules and regulations have recently been proposed or adopted by the Securities and Exchange Commission ("SEC") that may substantially affect issuers of asset-backed securities. It remains to be seen whether and to what extent any final rules adopted by the SEC will impact our bank subsidiary and its ability and willingness to continue to rely on the securitization market for funding. See “Risks Factors - We may experience limited availability of financing or variation in funding costs for our Financial Services business, which could limit growth of the business and decrease our profitability," “Risks Factors - The Dodd-Frank Wall Street Reform and Consumer Protection Act may impact the practices of our Financial Services business and could have a material adverse effect on our results of operations” and “Management's Discussion and Analysis of Financial Condition and Results of Operations - Developments in Legislation and Regulation.”

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

We also are subject to a variety of state laws and regulations relating to, among other things, advertising, pricing, and product safety/restrictions. Some of these laws prohibit or limit the sale, in certain states and locations, of certain items we offer, such as black powder firearms, ammunition, bows, knives, and similar products. State and local government regulation of hunting can also affect our business.
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

Available Information

Our website address is www.cabelas.com. We make available on our website our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports, free of charge, as soon as reasonably practicable after we electronically file such material with or furnish it to the SEC. Our SEC reports can be accessed through the investor relations section of our website. The information on our website, whether currently posted or in the future, is not part of this or any other report we file with or furnish to the SEC.

ITEM 1A. RISK FACTORS

Risk Factors

Risks Related to Our Merchandising Business

A decline in discretionary consumer spending could reduce our revenue.

Our revenue depends on discretionary consumer spending, which may decrease due to a variety of factors beyond our control, including:

•	unfavorable general business conditions;

•	increases in interest rates;

•	increases in inflation;

•	wars, fears of war, and terrorist attacks and organizing activities;

•	increases in consumer debt levels and decreases in the availability of consumer credit;

•	adverse or unseasonal weather conditions or events;

•	increases in gasoline prices reducing the willingness to travel to our retail stores;

•	adverse changes in applicable laws and regulations;

•	adverse legislation relating to sales of firearms and ammunition;

•	increases in taxation;

•	adverse fluctuations of foreign currencies;

•	adverse unemployment trends;

•	adverse conditions in the mortgage and housing markets; and

•	other factors that adversely influence consumer confidence and spending.

Our customers' purchases of discretionary items, including our products, could decline during periods when disposable income is lower or periods of actual or perceived unfavorable economic conditions. If this occurs, our revenue would decline.
Difficult conditions in the economy generally may materially adversely affect our business and results of operations.

Our results of operations are materially affected by conditions in the economy generally.  Volatile oil prices, depressed real estate values, the availability and cost of credit, risks of increased inflation and deflation, low business and consumer confidence, and high unemployment have created fears of continuing unfavorable economic conditions. Factors such as consumer spending and the volatility and strength of the capital markets all affect the business and macroeconomic environment and, ultimately, the revenue and profitability of our business.  In an economic environment characterized by higher unemployment, lower family income, and lower consumer spending, the demand for our products could be adversely affected.  This may materially affect our business and results of operations.
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

•	large-format sporting goods stores and chains, such as The Sports Authority, Dick's Sporting Goods, and Big 5 Sporting Goods;

•	retailers that currently compete with us through retail businesses that may enter the direct business;

•	mass merchandisers, warehouse clubs, discount stores, and department stores, such as Wal-Mart and Target; and

•	casual outdoor apparel and footwear retailers, such as L.L. Bean, Lands' End, and REI.

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

Our $350 million unsecured revolving credit facility and unsecured senior notes contain certain financial covenants, including the maintenance of minimum debt coverage, a fixed-charge coverage ratio, a cash flow leverage ratio, and a minimum tangible net worth standard. We may not be able to satisfy these ratios, especially if our operating results deteriorate as a result of, but not limited to, adverse economic conditions or the impact of other risk factors that may have a negative impact on our business and results of operations. A breach of any financial covenant or our inability to comply with the required financial ratios could result in a default under our unsecured revolving credit facility and unsecured senior notes, and we can provide no assurance that we would be able to obtain the necessary waivers or amendments from our lenders to remedy a default. In the event of any default that is not waived, the lenders under our unsecured revolving credit facility are not required to lend any additional amounts or issue letters of credit and could require us to apply all of our available cash to collateralize any outstanding letters of credit and declare any outstanding borrowings, together with accrued interest and other fees, to be immediately due and payable. In addition, the holders of our unsecured senior notes could declare all outstanding amounts, together with accrued interest and other fees, to be immediately due and payable.

We may not be able to raise additional capital or obtain additional financing if needed.

Volatility in the equity and debt markets, tightening of the credit markets, and the worldwide economic environment could make it more difficult for us to raise additional capital or obtain additional financing, and jeopardize the counterparty obligations of one or more of the banks participating in our $350 million unsecured revolving credit facility. We cannot be certain that additional funds will be available if needed and to the extent required or, if available, on acceptable terms. If we cannot raise necessary additional funds on acceptable terms, there could be a material adverse impact on our business and results of operations. We also may not be able to fund expansion, take advantage of future opportunities, meet our existing debt obligations, or respond to competitive pressures or unanticipated requirements.
Our comparable store sales will fluctuate and may not be a meaningful indicator of future performance.

Changes in our comparable store sales results could affect the price of our common stock. A number of factors have historically affected, and will continue to affect, our comparable store sales results, including:

•	competition;

•	new store openings;

•	general regional and national economic conditions;

•	actions taken by our competitors;

•	consumer trends and preferences;

•	new product introductions and changes in our product mix;

•	timing and effectiveness of promotional events; and

•	weather conditions.

Our comparable store sales may vary from quarter to quarter, and an unanticipated decline in revenues or comparable store sales may cause the price of our common stock to fluctuate significantly.

If we fail to maintain the strength and value of our brand, our revenue is likely to decline.

Our success depends on the value and strength of the Cabela's brand. The Cabela's name is integral to our business as well as to the implementation of our strategies for expanding our business. Maintaining, promoting, and positioning our brand will depend largely on the success of our marketing and merchandising efforts and our ability to provide high quality merchandise and a consistent, high quality customer experience. Our brand could be adversely affected if we fail to achieve these objectives or if our public image or reputation were to be tarnished by negative publicity. Any of these events could result in decreases in revenue.
If we cannot successfully implement system changes in support of our customer relationship management system, our operating results could suffer.
We are implementing substantial information technology system changes in support of our customer relationship management system in our Direct business. There are inherent risks associated with these system changes that could affect our ability to take customer orders, to deliver products to our customers in an efficient manner, and to collect cash from our customers. For example, in October 2010, we implemented a significant number of information technology system changes and encountered issues with these system changes that affected our ability to take and process customer orders and to deliver products to our customers in an efficient manner. Our success in this implementation depends on our ability to process customer orders, including the collection of cash, track customer data and demographics, and provide accurate financial data and reporting. We may be unable to successfully implement these system changes, or the changes to this system could result in order fulfillment and cash collection issues, which could have an adverse effect on our financial condition and results of operations. Additionally, there is no assurance that successful implementation of these system changes will deliver value to us.

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

We continue to seek additional locations to open new retail stores. Our ability to open new retail stores in a timely manner and operate them profitably depends on a number of factors, many of which are beyond our control, including:

•	our ability to manage the financial and operational aspects of our retail growth strategy;

•	our ability to identify suitable locations, including our ability to gather and assess demographic and marketing data to determine consumer demand for our products in the locations we select;

•	our ability to negotiate and obtain economic development packages with local and state governments where our new retail stores would be located;

•	our ability to negotiate favorable lease agreements;

•	our ability to properly assess the profitability of potential new retail store locations;

•	the availability of financing on favorable terms;

•	our ability to secure required governmental permits and approvals;

•	our ability to hire and train skilled store operating personnel, especially management personnel;

•	the availability of construction materials and labor and the absence of significant construction delays or cost overruns;

•	our ability to provide a satisfactory mix of merchandise that is responsive to the needs of our customers living in the areas where new retail stores are built;

•	our ability to supply new retail stores with inventory in a timely manner;

•	our ability to properly assess operational and regulatory challenges involved in opening and successfully operating retail stores in Canada;

•	our competitors building or leasing stores near our retail stores or in locations we have identified as targets for a new retail store; and

•	general economic and business conditions affecting consumer confidence and spending and the overall strength of our business.

We may not be able to sustain the growth in the number of our retail stores, the revenue growth historically achieved by our retail stores, or to maintain consistent levels of profitability in our Retail business, particularly as we expand into markets now served by other large-format sporting goods retailers and mass merchandisers. In particular, new retail stores typically generate lower operating margins because pre-opening costs are fully expensed in the year of opening and because fixed costs, as a percentage of revenue, are higher. In addition, the substantial management time and resources which our retail store expansion strategy requires may result in disruption to our existing business operations which may decrease our profitability.
The slower pace of our retail store expansion may negatively impact our revenue growth and profitability.

The opening of new retail stores has contributed significantly to the growth of our merchandising revenue. As part of our efforts to improve retail operations, and in light of the challenging macroeconomic environment facing retailers, we made the strategic decision to slow the pace of our retail store expansion. We opened eight new retail stores in 2007, two new retail stores in 2008, one new retail store in 2009, and one new retail store in 2010. In 2011, we expect to open two new retail stores in the United States and one new retail store in Canada. The slower pace of our retail store expansion may negatively impact our revenue growth and profitability.
Retail store expansion could adversely affect the operating results of our Retail business and reduce the revenue of our Direct business.

As the number of our retail stores increases, our stores will become more highly concentrated in the geographic regions we serve. As a result, the number of customers and related revenue at individual stores may decline and the average amount of sales per square foot at our stores may be reduced. In addition, as we open more retail stores and as our competitors open stores with similar formats, our retail store format may become less unique and may be less attractive to customers as tourist and entertainment shopping locations. If either of these events occurs, the operating results of our Retail business could be adversely affected. The growth in the number of our retail stores may also draw customers away from our Direct business, which could adversely affect our Direct business revenue.
Our failure to successfully manage our Direct business could have a material adverse effect on our operating results and cash flows.

During 2010, our Direct business accounted for 41.4% of the total revenue in our Retail and Direct businesses. Our Direct business is subject to a number of risks and uncertainties, some of which are beyond our control, including the following:

•	our inability to properly adjust the fixed costs of a catalog mailing to reflect subsequent sales of the products marketed in the catalog;

•	lower and less predictable response rates for catalogs sent to prospective customers;

•	increases in United States Postal Service rates, paper costs, and printing costs resulting in higher catalog production costs and lower profits for our Direct business;

•	failures to properly design, print, and mail our catalogs in a timely manner;

•	failures to introduce new catalog titles;

•	failures to timely fill customer orders;

•	changes in consumer preferences, willingness to purchase goods through catalogs or the Internet, weak economic conditions and economic uncertainty, and unseasonal weather in key geographic markets;

•	increases in software filters that may inhibit our ability to market our products through e-mail messages to our customers and increases in consumer privacy concerns relating to the Internet;

•
supply and delivery shortages or interruptions, including reduced service levels from the United States Postal Service, and other interruptions or disruptions to our systems, processes, or controls, caused by system changes or other factors, including technology system changes in support of our customer relationship management system;

•	changes in applicable federal and state regulation;

•	breaches of Internet security; and

•
failures in our Internet infrastructure or the failure of systems of third parties, such as telephone or electric power service, resulting in website downtime, customer care center closures, or other problems.

Any one or more of these factors could result in lower-than-expected revenue for our Direct business. These factors could also result in increased costs, increased merchandise returns, slower turning inventories, inventory write-downs, and working capital constraints. Because our Direct business accounts for a significant portion of our total revenue, any performance shortcomings experienced by our Direct business could have a material adverse effect on our operating results and cash flows.

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

•
shipping companies, such as United Parcel Service, the United States Postal Service, and common carriers, for timely delivery of our catalogs, shipment of merchandise to our customers, and delivery of merchandise from our vendors to us and from our distribution centers to our retail stores;

•	telephone companies to provide telephone service to our in-house customer care centers;

•	communications providers to provide our Internet users with access to our website and a website hosting service provider to host and manage our website;

•	software providers to provide software and related services to run our operating systems for our Retail and Direct businesses; and

•	third-party card processors, such as First Data Resources, that process Cabela's CLUB Visa transactions.

Any disruption in these services could have a negative impact on our ability to market and sell our products, and serve our customers. Our ten largest trade vendors collectively represented approximately 16% of our total merchandise purchases in 2010. If we are unable to acquire suitable merchandise or lose one or more key vendors, we may not be able to offer products that are important to our merchandise assortment. We also are subject to risks, such as the price and availability of raw materials and fabrics, labor disputes, union organizing activity, strikes, inclement weather, natural disasters, war and terrorism, and adverse general economic and political conditions that might limit our vendors' ability to provide us with quality merchandise on a timely basis. We have no contractual arrangements providing for continued supply from our key vendors and our vendors may discontinue selling to us at any time. We may not be able to develop relationships with new vendors, and products from alternative sources, if any, may be of a lesser quality and more expensive than those we currently purchase. Any delay or failure in offering products to our customers could have an adverse impact on our revenue and profitability. In addition, if the cost of fuel rises, the cost to deliver merchandise to the customers of our Direct business and from our distribution centers to our retail stores may rise which could have an adverse impact on our profitability.
Political and economic uncertainty and unrest in foreign countries where our merchandise vendors are located and trade restrictions upon imports from these foreign countries could adversely affect our ability to source merchandise and operating results.

In 2010, approximately 17% of our merchandise was imported directly from vendors located in foreign countries, with approximately 91% of our imported merchandise being obtained directly from vendors located in China, Vietnam, El Salvador, India, and Taiwan. In addition, we believe that a significant portion of our other vendors obtain their products from foreign countries that may also be subject to political and economic uncertainty. We are subject to risks and uncertainties associated with changing economic and political conditions in foreign countries where our vendors are located, such as:

•	increased import duties, tariffs, trade restrictions, and quotas;

•	work stoppages;

•	economic uncertainties;

•	adverse foreign government regulations;

•	wars, fears of war, and terrorist attacks and organizing activities;

•	adverse fluctuations of foreign currencies; and

•	political unrest.

We cannot predict when, or the extent to which, the countries in which our products are manufactured will experience any of the above events. Any event causing a disruption or delay of imports from foreign locations would likely increase the cost or reduce the supply of merchandise available to us and would adversely affect our operating results, particularly if imports of our Cabela's branded merchandise were adversely affected as our margins are higher on our Cabela's branded merchandise.
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

We experience seasonal fluctuations in our revenue and operating results. Historically, we have realized a significant portion of our revenue and earnings for the year in the fourth quarter. In 2010 and 2009, respectively, we generated 35.1% and 34.9% of our revenue, and 59.1% and 33.5% of our net income, in the fourth quarter. We incur significant additional expenses in the fourth quarter due to higher customer purchase volumes and increased staffing. If we miscalculate the demand for our products generally or for our product mix during the fourth quarter, our revenue could decline, which would harm our financial performance. In addition, abnormally warm weather conditions during the fourth quarter can reduce sales of many of the products normally sold during this time period and inclement weather can reduce store traffic or cause us to temporarily close stores causing a reduction in revenue. Because a substantial portion of our operating income is derived from our fourth quarter revenue, a shortfall in expected fourth quarter revenue would cause our annual operating results to suffer significantly.
If we lose key management or are unable to attract and retain the talent required for our business, our operating results could suffer.

Our future success depends to a significant degree on the skills, experience, and efforts of our senior executive management and merchandising teams. With the exception of our Chairman, Richard N. Cabela, our Vice Chairmen, James W. Cabela and Dennis Highby, and our President and Chief Executive Officer, Thomas L. Millner, none of our senior management has employment agreements other than our Management Change of Control Severance Agreements. We do not carry key-man life insurance on any of our executives or key management personnel. In addition, our corporate headquarters is located in a sparsely populated rural area which may make it difficult to attract and retain qualified individuals for key management positions. The loss of the services of any of these individuals or the inability to attract and retain qualified individuals for our key management positions could cause our operating results to suffer.
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

We currently rely on distribution centers in Sidney, Nebraska; Prairie du Chien, Wisconsin; Wheeling, West Virginia; and Winnipeg, Manitoba, to handle our distribution needs. We operate a return center in Oshkosh, Nebraska; and our Wheeling, West Virginia, distribution center also processes returns. Any natural disaster or other serious disruption to these centers due to fire, tornado, or any other calamity could damage a significant portion of our inventory and materially impair our ability to adequately stock our retail stores, deliver merchandise to customers, and process returns to vendors and could result in lost revenue, increased costs, and reduced profits.
New state tax initiatives could subject us to liability for past sales and cause our future Direct business sales to decrease.

A number of states have adopted initiatives, or are considering adopting initiatives, that require Internet retailers operating “affiliate programs” in the state to collect sales tax on the retailer's sales to residents in these states. We believe that affiliate programs do not create nexus with a state and that these initiatives are inconsistent with the United States Supreme Court's holding that states, absent congressional legislation, may not impose tax collection obligations on out-of-state direct marketers unless the out-of-state direct marketer has nexus with the state. If these initiatives are successful, we could be required to collect sales taxes in additional states. The imposition by state governments of sales tax collection obligations on out-of-state direct marketers who participate in Internet commerce could create additional administrative burdens for us, put us at a competitive disadvantage if they do not impose similar obligations on our competitors, and decrease our future Direct sales.

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

We own economic development bonds issued by state or local governmental entities in connection with the development of some of our retail stores. The proceeds of these bonds were used to fund the construction and equipping of new retail stores and related infrastructure development. The repayments of principal and interest on these bonds are typically tied to sales, property, or lodging taxes generated from the related retail store and, in some cases, from other businesses in the surrounding area, over periods which range between 20 and 30 years. However, the governmental entity from which we purchased the bonds is not otherwise liable for repayment of principal and interest on the bonds to the extent that the associated taxes are insufficient to pay the bonds. We make estimates of the discounted future cash flow streams these bonds are expected to generate in the form of interest and principal payments. Because these cash flows are based primarily on future property or sales tax collections at our retail stores and other facilities (which in many cases may not be operating at the time we make our estimates), these estimates are inherently subjective and the probability of ultimate realization is highly uncertain. If sufficient tax revenue is not generated by the subject properties, we will not receive the full amount of the expected payments due under the bonds, which would have an adverse impact on our cash flows and profitability.
Our failure to comply with the terms of current economic development agreements could result in our repayment of grant money or other adverse consequences that would affect our cash flows and profitability.

The economic development packages which we have received in connection with the construction of some of our current retail stores have, in some instances, contained forfeiture provisions and other remedies in the event we do not fully comply with the terms of the economic development agreements. Among the terms which could trigger these remedies are the failure to maintain certain employment and wage levels and failure to keep a retail store open. At January 1, 2011, the total amount of grant funding subject to repayment pursuant to a specific contractual remedy was approximately $13 million. Another remedy that has been included in some economic development agreements is loss of priority to tax payments supporting the repayment of bonds held by us. Where specific remedies are not set forth, the local governments would be entitled to pursue general contract remedies. A default by us under these economic development agreements could have an adverse effect on our cash flows and profitability.

We may incur costs from litigation or increased regulation relating to products that we sell, particularly tree stands and firearms, which could adversely affect our revenue and profitability.

We may incur damages due to lawsuits relating to products we sell. We are currently a defendant in certain product liability lawsuits, including lawsuits relating to tree stands. We may incur losses due to lawsuits, including potential class actions, relating to our performance of background checks on firearms purchases and compliance with other sales laws as mandated by state and federal law. We may also incur losses from lawsuits relating to the improper use of firearms or ammunition sold by us, including lawsuits by municipalities or other organizations attempting to recover costs from manufacturers and retailers of firearms and ammunition. Our insurance coverage and the insurance provided by our vendors for certain products they sell to us may be inadequate to cover claims and liabilities related to products that we sell. In addition, claims or lawsuits related to products that we sell, or the unavailability of insurance for product liability claims, could result in the elimination of these products from our product line, thereby reducing revenue. If one or more successful claims against us are not covered by or exceed our insurance coverage, or if insurance coverage is no longer available, our available working capital may be impaired and our operating results could be adversely affected. Even unsuccessful claims could result in the expenditure of funds and management time and could have a negative impact on our profitability and on future premiums we would be required to pay on our insurance policies.
Current and future government regulation may negatively impact demand for our products and our ability to conduct our business.

Federal, state, and local laws and regulations can affect our business and the demand for products. These laws and regulations include:

•	FTC regulations governing the manner in which orders may be solicited and prescribing other obligations in fulfilling orders and consummating sales;

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

Our Financial Services business requires a significant amount of cash to operate. These cash requirements will increase if our credit card originations increase or if our cardholders' balances or spending increase. Historically, we have relied upon external financing sources to fund these operations, and we intend to continue to access external sources to fund our growth. A number of factors such as our financial results, changes within our organization, disruptions in the capital markets, increased competition in the deposit markets, our corporate and regulatory structure, interest rate fluctuations, general economic conditions, possible negative credit ratings affecting our asset-backed securities, and accounting and regulatory changes and relations could make such financing more difficult or impossible to obtain or more expensive. In addition, several rules and regulations have recently been proposed by the SEC that may substantially affect issuers of asset-backed securities. We have been and will continue to be particularly reliant on funding from securitization transactions for our Financial Services business. Securitization funding sources include both variable funding facilities and fixed and floating rate term securitizations. A failure to renew these facilities, to resecuritize the term securitizations as they mature, or to add additional term securitizations and variable funding facilities on favorable terms as it becomes necessary could increase our financing costs and potentially limit our ability to grow our Financial Services business. In addition, the ability of our Financial Services business to engage in securitization transactions on favorable terms or at all could be adversely affected by disruptions in the capital markets or other events, which could materially affect our business and cause our Financial Services business to lose an important source of capital.
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
Our current funding strategy also includes a continued reliance on certificates of deposit to help fund growth and maturing securitizations. If there is an increase in other financial institutions relying on the deposits market for liquidity and funding, competition in the deposits market may increase resulting in less funds available or funds at unattractive rates. In addition to the non-brokered certificates of deposit market to fund growth and maturing securitizations, we have access to the brokered certificates of deposit market through multiple financial institutions for liquidity and funding purposes. Our ability to issue certificates of deposit is reliant on our current regulatory capital levels. If WFB were to be classified as an adequately-capitalized bank, we would be required to obtain a waiver from the FDIC in order to continue to issue certificates of deposits and would be limited to what interest rate we can pay on deposits. At the end of 2010, WFB met the requirements for a well-capitalized institution, the highest of the Federal Deposit Insurance Corporation Improvement Act's five capital ratio levels.

We may have to reallocate capital from our Retail and Direct businesses to meet the capital needs of our Financial Services business, which could alter our retail store expansion program.

WFB must satisfy the capital maintenance requirements of government regulators and its agreement with Visa U.S.A., Inc. ("Visa"). Although WFB satisfied the requirements for the well-capitalized classification under the regulatory framework for prompt corrective action at December 31, 2010, no assurances can be given that WFB will continue to satisfy such requirements. A variety of factors could cause the capital requirements of WFB to exceed our ability to generate capital internally or from third party sources. For example, government regulators or Visa could unilaterally increase their minimum capital requirements. Also, we have significant potential obligations in the form of the unused credit lines of our cardholders. At January 1, 2011, these unfunded amounts totaled approximately $16 billion. Draws on these lines of credit could materially exceed predicted line usage. If WFB ceases to qualify as well-capitalized, WFB would become subject to regulatory restrictions that could materially adversely affect its liquidity, cost of funds, and ability to conduct normal operations. If WFB's capital requirements were to increase, we may have to contribute capital to WFB, which may require us to raise additional debt or equity capital and/or divert capital from our Retail and Direct businesses, which in turn could significantly alter our retail store expansion strategy.

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

We may not be able to retain existing cardholders, grow account balances, or attract new cardholders and the profits from our Financial Services business could decline, for a variety of reasons, many of which are beyond our control, including:

•	credit risk related to the loans we make to cardholders and the charge-off levels of our credit card accounts;

•	inability of cardholders to make payments to us due to economic conditions and limited access to other credit sources;

•	inability to manage credit risk and keep credit models up to date with current consumer credit trends;

•	lack of growth of potential new customers generated by our Retail and Direct businesses;

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

•
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

Recent economic conditions have adversely affected unemployment rates, consumer spending, consumer indebtedness, and the availability of consumer credit, which in turn adversely affected the ability and willingness of the cardholders to pay amounts owed to our Financial Services business. These factors led to increased delinquencies and charge-offs during the recent economic downturn. The general economic environment may worsen, unemployment may continue to remain high, the housing market may continue to be depressed, and consumer credit availability may decrease. The ability and willingness of cardholders to pay could be adversely affected, which would increase delinquencies and charge-offs. In addition, if economic conditions deteriorate, the number of transactions and average purchase amount of transactions on the credit card accounts may be reduced, which would reduce the revenue of our Financial Services business. A variety of social and other factors also may cause changes in credit card use, payment patterns, and the rate of defaults by cardholders. These social factors include changes in consumer confidence levels, the public's perception of the use of credit cards, changing attitudes about incurring debt, and the stigma of personal bankruptcy. Our underwriting criteria, portfolio management, product design, and collection operations may be insufficient to protect the growth and profitability of our Financial Services business during a sustained period of economic downturn or recession or a material shift in social attitudes.

The performance of our Financial Services business may be negatively affected by the performance of our merchandising businesses.

Negative developments in our Retail and Direct businesses could affect our ability to grow or maintain our Financial Services business. We believe our ability to maintain cardholders and attract new cardholders is highly correlated with customer loyalty to our merchandising businesses and to the strength of the Cabela's brand. In addition, transactions on cardholder accounts produce loyalty points which the cardholder may apply to future purchases from us. Adverse changes in the desirability of products we sell, negative trends in retail customer service and satisfaction, or the termination or modification of the loyalty program could have a negative impact on WFB's ability to grow its account base.

Our Financial Services business faces the risk of a complex and changing regulatory and legal environment.
Our Financial Services business operates in a heavily regulated industry and is therefore subject to a wide array of banking and consumer lending laws and regulations. Failure to comply with banking and consumer lending laws and regulations could result in financial, structural, and operational penalties being imposed.  For example, on March 5, 2010, WFB received a preliminary report related to a compliance examination conducted in the second quarter of 2009 from the FDIC. WFB received the final version of this report from the FDIC on May 19, 2010.  The FDIC's findings were that certain practices by WFB regarding the assessment of overlimit fees, late fees, and penalty interest charges and contacting delinquent cardholders at their place of employment were improper because such practices were unfair and/or deceptive under applicable law. The FDIC has indicated that it intends to require WFB to reimburse cardholders who paid improper fees and/or interest charges and has also indicated that it will seek to impose on WFB a monetary penalty as a result of the improper practices.  Subsequent to January 1, 2011, WFB and the FDIC agreed in principle to settle all matters related to the 2009 compliance examination. As of January 1, 2011, we had accrued a liability of $8 million in our consolidated financial statements for the matters cited by the FDIC in its examination report.
The CARD Act and related regulations restrict our ability to increase interest rates on existing credit card balances, charge over-limit fees, and charge fees for making a payment. The CARD Act provisions also further define acceptable due dates, payment allocations, disclosure requirements, and “reasonable” fees and prohibit increasing the interest rates on variable-rate credit card accounts that are subject to a fixed-rate floor. As a result of the CARD Act, our Financial Services Revenue was negatively impacted. Beginning in February 2011, the third phase of the CARD Act requires creditors that increased annual percentage rates due to credit criteria, market conditions, or other factors on or after January 1, 2009, to review accounts at least every six months to determine whether the annual percentage rate should be reduced, which could result in reduced interest income. The CARD Act also requires the Federal Reserve to conduct various studies regarding interchange fees, credit limit reductions, financial literacy, marketing, and credit card terms and conditions. Future legislation or regulations may be issued as a result of these studies.  Future changes as a result of these studies may result in future negative impacts to the revenue from our Financial Services business.

In addition, as a Visa member bank, WFB must comply with rules and regulations imposed by Visa. For example, WFB and Cabela's could be fined by Visa for failing to comply with Visa's data security standards.
The Dodd-Frank Wall Street Reform and Consumer Protection Act may impact the practices of our Financial Services business and could have a material adverse effect on our results of operations.
 On July 21, 2010, the Reform Act was signed into law.  The Reform Act, as well as other legislative and regulatory changes, could have a significant impact on us by, for example, requiring WFB to change its business practices, imposing additional costs on WFB, limiting fees WFB can charge for services, impacting the value of WFB and its assets, or otherwise adversely affecting WFB's business.  A description of the Reform Act and other legislative and regulatory developments is contained in “Management's Discussion and Analysis of Financial Condition and Results of Operations - Developments in Legislation and Regulation.”
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
 The Reform Act will also likely result in increased scrutiny and oversight of consumer financial services and products, including credit cards, primarily through the establishment of the new independent Bureau within the Federal Reserve.  The Bureau will have broad rulemaking and enforcement authority over providers of credit, savings, and payment services and products.  The Bureau will have rulemaking and interpretive authority under existing and future consumer financial services laws and supervisory, examination, and enforcement authority over institutions subject to its jurisdiction.  State officials are authorized to enforce consumer protection rules issued by the Bureau.

Many provisions of the Reform Act require the adoption of rules to implement.  In addition, the Reform Act mandates multiple studies, which could result in additional legislative or regulatory action.  The effect of the Reform Act and its implementing regulations on WFB's business and operations could be significant.  In addition, we may be required to invest significant management time and resources to address the various provisions of the Reform Act and the numerous regulations that are required to be issued under it. The Reform Act, any related legislation, and any implementing regulations could have a material adverse effect on our business, results of operations, and financial condition.
Changes in interest rates could have a negative impact on our earnings.

In connection with our Financial Services business, we borrow money from institutions and accept funds by issuing brokered and non-brokered certificates of deposit and secured borrowings, which we then lend to cardholders. We earn interest on the cardholders' account balances, and pay interest on the certificates of deposit and borrowings we use to fund those loans. Changes in these two interest rates affect the value of the assets and liabilities of our Financial Services business. If the rate of interest we pay on borrowings increases more (or more rapidly) than the rate of interest we earn on loans, our net interest income, and therefore our earnings, could fall. Our earnings could also be adversely affected if the rates on our credit card account balances fall more quickly than those on our borrowings. In addition, at the end of 2010, approximately 34% of our cardholders did not maintain balances on their credit card accounts. We do not earn any interest from these accounts but do earn other fees from these accounts such as Visa interchange fees. In the event interest rates rise, the spread between the interest rate we pay on our borrowings and the fees we earn from these accounts may change and our profitability may be adversely affected.
Credit card industry litigation and regulation could adversely impact the amount of revenue our Financial Services business generates from interchange fees.
Our Financial Services business faces possible risk from the outcomes of certain credit card industry litigation and potential regulation of interchange fees. For example, a number of entities, each purporting to represent a class of retail merchants, have sued Visa and several member banks, and other credit card associations, alleging, among other things, that Visa and its member banks have violated United States antitrust laws by conspiring to fix the level of interchange fees. To date, we have not been named as a defendant in any credit card industry lawsuits. Moreover, the amount of interchange fees that are charged to merchants could be capped or limited by credit card industry regulation. If the interchange fees that are charged to merchants are reduced as a result of the interchange lawsuits or regulation, the financial condition and results of operations of our Financial Services business may be negatively impacted.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

At the end of 2010, in addition to our retail stores listed below, we also operated our corporate headquarters, administrative offices, four distribution centers, a merchandise return center, and five customer care centers. The following table provides information regarding the general location, use, and approximate size of our principal non-retail properties:

		Total
		Square	Segment That
Property	Location (1)	Footage	Uses Property

Corporate Headquarters	Sidney, Nebraska	294,000	Retail, Direct and Other
Administrative Offices,
Retail Store Concept Center,
and Customer Care Center	Sidney, Nebraska	131,000	Retail, Direct and Other
Distribution Center	Sidney, Nebraska	752,000	Other
Distribution Center	Prairie du Chien, Wisconsin	1,071,000	Other
Distribution Center	Wheeling, West Virginia	1,165,000	Other
Distribution Center,
Customer Care Center,
and Administrative Offices	Winnipeg, Manitoba	130,000	Retail, Direct and Other
Retail Store, Warehouse,
and Administrative Offices	Winnipeg, Manitoba	85,000	Retail and Direct
Merchandise Return Center	Oshkosh, Nebraska	52,000	Other
Customer Care Center	North Platte, Nebraska	12,000	Direct
Customer Care Center
and Administrative Offices	Kearney, Nebraska	151,000	Retail and Direct
Customer Care Center	Grand Island, Nebraska	12,000	Direct
Customer Care Center, Bank Operations,			Direct, Financial Services
and Administrative Offices	Lincoln, Nebraska	76,000	and Other
Data Information Center	Papillion, Nebraska	16,000	Retail, Direct, Financial
			Services and Other

(1)
We own all of these properties with the exception of leases we have entered into for the customer care center in Grand Island, Nebraska, the distribution centers in Wheeling, West Virginia, and Winnipeg, Manitoba, and the retail store concept center in Sidney, Nebraska.

We own all of our retail stores except Boise, Idaho; Gonzales, Louisiana; Hazelwood, Missouri; Scarborough, Maine; Winnipeg, Manitoba; and Grand Junction, Colorado; and we have a ground lease for East Hartford, Connecticut. Also, in connection with some of the economic development packages received from state or local governments where our stores are located, we have entered into agreements granting ownership of the taxidermy, diorama, or other portions of our stores to these state and local governments.

The following table shows the location, opening date, and approximate total square footage of our United States retail stores used in our Retail segment:

		Total Square
Location	Opening Date	Footage

Kearney, Nebraska	October 1987	35,000
Sidney, Nebraska	July 1991	104,000
Owatonna, Minnesota	March 1998	163,000
Prairie Du Chien, Wisconsin	September 1998	53,000
East Grand Forks, Minnesota	September 1999	60,000
Dundee, Michigan	March 2000	227,000
Mitchell, South Dakota	August 2000	84,000
Kansas City, Kansas	August 2002	192,000
Hamburg, Pennsylvania	September 2003	246,000
Wheeling, West Virginia	August 2004	175,000
Fort Worth, Texas	May 2005	234,000
Buda, Texas	June 2005	192,000
Lehi, Utah	August 2005	170,000
Rogers, Minnesota	October 2005	185,000
Glendale, Arizona	July 2006	166,000
Boise, Idaho	August 2006	132,000
Richfield, Wisconsin	September 2006	166,000
La Vista, Nebraska	October 2006	129,000
Hazelwood, Missouri	April 2007	132,000
Hoffman Estates, Illinois	September 2007	195,000
East Hartford, Connecticut	October 2007	195,000
Gonzales, Louisiana	October 2007	167,000
Hammond, Indiana	October 2007	189,000
Reno, Nevada	November 2007	129,000
Post Falls, Idaho	November 2007	129,000
Lacey, Washington	November 2007	195,000
Scarborough, Maine	May 2008	129,000
Rapid City, South Dakota	August 2008	80,000
Billings, Montana	May 2009	80,000
Grand Junction, Colorado	May 2010	76,000
At January 1, 2011, the total net book value of our property and equipment was $818 million. At the end of 2010, we believe that our properties and equipment were suitable for their intended use.

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

ITEM 4. (REMOVED AND RESERVED)

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Price Range of Common Stock

We have common stock and non-voting common stock. Our common stock began trading on June 25, 2004, on the New York Stock Exchange (“NYSE”) under the symbol “CAB”. Prior to that date, there was no public market for our common stock. Our non-voting common stock is not listed on any exchange and not traded over the counter. As of February 22, 2011, there were 900 holders of record of our common stock and no holders of record of our non-voting common stock. This does not include persons who hold our common stock in nominee or “street name” accounts through brokers or banks.

The following table sets forth, for the fiscal quarters indicated, the high and low sales prices per share of our common stock as reported on the NYSE:

	2010		2009
	High	Low	High	Low

First Quarter	$18.00	$14.69	$9.80	$4.90
Second Quarter	21.24	13.42	14.48	8.71
Third Quarter	19.17	12.97	17.73	11.11
Fourth Quarter	23.11	18.28	16.00	11.65

Stock Performance Graph

The following stock performance graph and table show Cabela’s cumulative total shareholder return on a semi-annual basis for the five fiscal years ended January 1, 2011. The graph and table also show the cumulative total returns of the Standard and Poor’s (“S&P”) 500 Retailing Index and the S&P 500 Index. The graph and table assume that $100 was invested on December 30, 2005.

	Dec 30,	June 30,		Dec 29,	June 30,	Dec 28,	June 28,	Dec 27,	June 27,	Jan 2,	July 3,	Jan 1,
	2005	2006		2006	2007	2007	2008	2008	2009	2010	2010	2011

Cabela’s Inc.	$100	$91	1	$114	$105	$70	$53	$31	$58	$68	$64	$103
S&P Retailing Index	100	102		113	117	93	81	61	73	93	87	115
S&P 500	100	106		119	126	124	107	73	77	93	86	105
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

ITEM 6. SELECTED FINANCIAL DATA

	Fiscal Year (1)
	2010	2009	2008	2007	2006
	(In Thousands Except Earnings per Share)
Operations Data:
Revenue:
Merchandise revenue	$2,412,486	$2,447,635	$2,380,655	$2,173,995	$1,908,801
Financial services revenue	227,675	171,414	158,971	159,335	137,423
Other revenue	23,081	13,191	13,095	16,269	17,300
Total revenue	2,663,242	2,632,240	2,552,721	2,349,599	2,063,524
Cost of revenue	1,575,449	1,602,621	1,540,214	1,378,386	1,204,399
Selling, distribution, and
administrative expenses	895,405	870,147	865,684	818,916	715,380
Impairment and restructuring charges	5,626	66,794	5,784	1,205	—
Operating income	186,762	92,678	141,039	151,092	143,745
Interest (expense) income, net	(27,442)	(23,109)	(29,658)	(18,778)	(16,126)
Other income	7,360	6,955	6,854	6,913	9,637
Income before provision for income taxes	166,680	76,524	118,235	139,227	137,256
Provision for income taxes	54,521	26,907	41,831	51,348	51,471
Net income available to common stockholders	$112,159	$49,617	$76,404	$87,879	$85,785

Basic earnings per share	$1.65	$0.74	$1.15	$1.34	$1.32
Diluted earnings per share	$1.62	$0.74	$1.14	$1.31	$1.29

Selected Balance Sheet Data:
Cash and cash equivalents (2)	$136,419	$582,185	$410,104	$131,182	$172,903
Working capital (2) (3)	1,747,124	619,354	573,410	263,284	335,387
Total assets (3)	4,531,179	2,491,885	2,396,066	2,212,830	1,751,230
Total debt excluding WFB	345,152	348,279	380,031	403,385	311,382
Total debt of WFB (3) (4)	2,496,651	476,664	486,199	260,591	108,687
Total stockholders’ equity	1,024,548	984,421	913,705	828,559	733,858

Other Data:
Depreciation and amortization	$69,872	$70,566	$64,673	$59,863	$45,559
Property and equipment additions including
accrued amounts	79,720	49,817	54,934	364,326	190,592

(1)	Fiscal years are based on the 52-53 week period ending on the Saturday closest to December 31. Fiscal 2010, 2008, 2007, and 2006 each consisted of 52 weeks and fiscal 2009 consisted of 53 weeks.

(2)
Cash and cash equivalents include amounts for our financial services subsidiary totaling $82 million, $371 million, $402 million, $123 million, and $53 million at years ended 2010, 2009, 2008, 2007, and 2006. Our ability to use this cash for non-banking operations, including its use as working capital for our Retail or Direct businesses, or for retail store expansion, is limited by regulatory restrictions.

(3)
Amounts as of and for the year ended January 1, 2011, include assets and liabilities resulting from the consolidation of the Trust related to a change in accounting principle. Accordingly, effective January 3, 2010, total assets and liabilities increased $2.15 billion and $2.25 billion, respectively, and retained earnings and other comprehensive income decreased $93 million, after tax.

(4)
Amounts include time deposits and short-term borrowings of our financial services subsidiary, and for 2010, amounts also include the secured variable funding obligations and secured long-term obligations of the Trust.

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

Cabela’s®

     We are a leading specialty retailer, and the world’s largest direct marketer, of hunting, fishing, camping, and related outdoor merchandise. We provide a quality service to our customers who enjoy an outdoor lifestyle by supplying outdoor products through our multi-channel retail business consisting of our Retail and Direct business segments. Our Retail business segment is comprised of 31 stores, 30 located in the United States and one in Canada. Our Direct business segment is comprised of our highly acclaimed Internet website, which is supplemented by our catalog distributions as a selling and marketing tool.

     Our Financial Services business segment also plays an integral role in supporting our merchandising business. Our Financial Services business segment comprises our credit card services, reinforces our strong brand, and strengthens our customer loyalty through our credit card loyalty programs.

Fiscal 2010 Executive Overview

			Increase
	2010	2009	(Decrease)	% Change
	(Dollars in Thousands)
Revenue:
Retail	$1,412,715	$1,388,991	$23,724	1.7%
Direct	999,771	1,058,644	(58,873)	(5.6)
Total merchandise sales	2,412,486	2,447,635	(35,149)	(1.4)
Financial Services	227,675	171,414	56,261	32.8
Other revenue	23,081	13,191	9,890	75.0
Total revenue	$2,663,242	$2,632,240	$31,002	1.2

Operating income	$186,762	$92,678	$94,084	101.5

Earnings per diluted share	$1.62	$0.74	$0.88	118.9
Revenues for 2010 totaled $2.7 billion, an increase of 1.2% over 2009. Revenue in our merchandising business decreased $35 million, or 1.4%, in 2010 compared to 2009. The net decrease in total merchandise sales comparing 2010 to 2009 was due to:

•	$51 million in sales that was reflected in the extra week in 2009 compared to 2010 which consisted of 52 weeks; and

•
a net decrease in Direct revenue of $25 million compared to 2009 from our non-core businesses that we divested of in October 2010 (home restoration products) and in the fall of 2009 (taxidermy and wildlife prints and collectibles).

These net decreases were partially offset by:

•	sales from our new retail store that opened in Grand Junction, Colorado, in May 2010; and

•	increases in comparable store sales of $21 million led by increases in sales in the clothing and footwear category.

Financial Services revenue increased $56 million, or 32.8%, in 2010 compared to 2009 primarily due to lower loan losses, increases in interchange income, a decrease in interest expense, and growth in the number of active accounts and average balance per account, partially offset by higher customer reward costs.
Operating income for 2010 increased $94 million, or 101.5%, compared to 2009, and total operating income as a percentage of total revenue increased 350 basis points to 7.0% compared to 3.5% in 2009.  The increases in total operating income and total operating income as a percentage of total revenue were primarily due to:

•	a decrease of $61 million in impairment and restructuring charges compared to 2009 as we recorded $6 million in 2010 compared to $67 million in 2009;

•	increases in revenue from our Retail business and Financial Services segments as well as improved efficiencies in labor productivity in our Retail business; and

•	a decrease of $9 million in catalog and Internet-related costs in our Direct business segment comparing 2010 to 2009 resulting from our planned reduction in the number of catalog pages circulated.

Fiscal 2010 consisted of 52 weeks and fiscal 2009 consisted of 53 weeks. The table below presents revenue results for 2010 calculated in accordance with generally accepted accounting principles ("GAAP") compared to 2009 excluding the effect of revenue earned in the last week of 2009. Management believes these non-GAAP financial results for 2009 provide useful supplemental information to investors regarding revenues and trends and performance of our ongoing operations and are useful for year-over-year comparisons of such results. In addition, management evaluates results using non-GAAP adjusted total revenue. These non-GAAP results should not be considered in isolation or as a substitute for total revenue calculated in accordance with GAAP. Financial Services was not adjusted because its reporting periods end on a calendar year.

		2009
		Excluding	Increase
	2010	Extra Week	(Decrease)	% Change
	(Dollars in Thousands)
Revenue:
Retail	$1,412,715	$1,354,983	$57,732	4.3%
Direct	999,771	1,041,389	(41,618)	(4.0)
Total merchandise sales	2,412,486	2,396,372	16,114	0.7
Financial Services	227,675	171,414	56,261	32.8
Other revenue	23,081	13,010	10,071	77.4
Total revenue (non-GAAP basis)	2,663,242	2,580,796	82,446	3.2
Total revenue - week 53	—	51,444	(51,444)
Total revenue (GAAP basis)	$2,663,242	$2,632,240	$31,002	1.2
The impact of the last week in 2009 was to increase total revenues and revenue from our merchandising businesses by $51 million. As noted above, after adjusting 2009 to be on a comparable 52-week year, revenues for 2010 increased $82 million, or 3.2%, over 2009 and revenue in our merchandising businesses for 2010 increased $16 million, or 0.7%, compared to 2009. The net increase in total merchandise sales comparing 2010 to 2009 was due to 1) the opening of our Grand Junction, Colorado, retail store in May 2010; 2) increases in comparable store sales led by increases in the clothing and footwear category for 2010 compared to 2009; and 3) increases in Internet sales in Direct business revenue.

Fiscal 2010 Achievements and Update to Our 2012 Vision

Cabela's 2012 Vision is to become the best multi-channel outdoor retail company in the world. While the business environment in which we operated in 2010 continued to be challenging, we believe our multi-channel model and our strong brand name provides us with opportunities for growth and profitability.  Over our history, we have established name recognition and a quality brand that is renowned and respected in the outdoor industry. Throughout our multi-channel business, our strategy is to continue our focus on our customers by providing legendary customer service, quality, and selection.

In 2010, management emphasized a greater focus on improving retail productivity, mitigating bad debt risk in our credit card business, and concentrating on a return on capital discipline.  We have six strategic initiatives we are focusing on to achieve our 2012 Vision and deliver value to our customers, giving us sustainable, competitive advantages:

•
Focus on Core Customers: Combine our outdoor expertise, product knowledge, and understanding of core customers to drive customer loyalty. Improve customer experiences – every customer, every interaction, every day. Our goal is to use the product expertise we have developed over the years, along with a focused understanding of our core customers, to improve customer loyalty, enhance brand awareness, and offer the best possible assortment of products in every merchandise category.

As we focus on our core customers, we are targeting marketing efforts that are directed to different customer interests by improving our modeling methodologies.  We are also using historic sales information to select and size markets while focusing on areas with large concentrations of core customers.

We offer our customers integrated opportunities to access and use our retail store, Internet, and catalog channels. Our in-store pick-up program allows customers to order products through our catalogs, Internet site, and store kiosks and have them delivered to the retail store of their choice without incurring shipping costs, thereby helping to increase foot traffic in our stores. Conversely, our expanding retail stores introduce customers to our Internet and catalog channels. We are capitalizing on our multi-channel model by building on the strengths of each channel, primarily through improvements in our merchandise planning system. This system, along with our replenishment system, allows us to identify the correct product mix in each of our retail stores, and also helps maintain the proper inventory levels to satisfy customer demand in both our Retail and Direct business channels, and to improve our distribution efficiencies.

•
Improve Merchandise Performance: Improve margins and minimize unproductive inventory by focusing on vendors, assortment planning, and inventory management. Optimizing merchandise performance allows us to maximize margins, which will require detailed preseason planning, as well as in-season monitoring of sales and management of inventory. We must work with vendors to manage inventory levels, negotiate the best prices on everything we buy, and ensure each vendor is delivering all products and services as expected.

We are concentrating efforts in detailed pre-season planning, as well as in-season monitoring of sales and management of inventory.  We worked with vendors to negotiate the best prices on products and to manage inventory levels, as well as to ensure vendors deliver all products and services as expected. We reduced unproductive inventory levels during the first half of fiscal 2010 and increased product assortment heading into the fourth quarter of fiscal 2010. Our merchandise gross margin as a percentage of merchandising revenue increased 50 basis points to 35.1% in 2010 compared to 34.6% in 2009. This increase was due to better inventory management, which reduced the need to mark down product, improvements in vendor collaboration, and advancements in price optimization to ensure we are pricing correctly in the marketplace.

•
Retail Profitability: Improve retail profitability and predictability by concentrating on sales, advertising, and costs while providing excellent customer experiences. Our goal is to identify the best practices that produce the best results and apply those findings to all stores. We have to execute on the balance that allows us to deliver the best possible selection of products and expected level of customer service in each store while managing labor, advertising, and other store costs.

We have improved our retail store merchandising processes, management information systems, and distribution and logistics capabilities.  We have also improved our visual merchandising within the stores and coordinated merchandise at our stores by adding more regional product assortments.  To enhance customer service at our retail stores, we have implemented management training and mentoring programs for our next generation managers. Operating income for our Retail business segment increased $43 million, or 26.2%, to $206 million in 2010 compared to 2009. In addition, operating income as a percentage of Retail business segment revenue increased to 14.6% in 2010, up 290 basis points compared to 2009.

•
Retail Expansion: Capitalize on our brand strength by developing a profitable retail expansion strategy focused on site locations and appropriate sized stores in our top markets. Our goal is to increase our retail presence across the United States and Canada by developing a profitable retail expansion strategy that takes into consideration not only site location, but also the strategic size for each store in its given market.

We incorporated our next generation store format into our new store that opened on May 20, 2010, in Grand Junction, Colorado.  The Grand Junction store is 76,000 square feet and anchors the largest destination mall on the Western Slope of Colorado.  This retail store brings our total retail store square footage to over 4.4 million square feet at the end of 2010. We expect to open two next generation stores in 2011 in the United States - one in Allen, Texas, and one in Springfield, Oregon.  In addition, we plan to open one next generation store in Canada in 2011 in Edmonton, Alberta. We also announced plans to open a next generation store in 2012 in Wichita, Kansas, and another store in 2012 in Canada, though the location has not been named.

•
Direct Business Growth: Grow our Direct business by capitalizing on quick-to-market Internet and electronic marketing opportunities and expanding international business. Our goal is to continue to fine tune our catalogs, as well as the number of pages and product mix in each, in order to improve the profitability of each title. We want to create steady, profitable growth in our Direct channels, while reducing marketing expenses and significantly increasing the percentage of market share we capture through the Internet.

Our efforts on redesigning our Internet website to support this important channel of our Direct business continue. In October 2010, we launched our new website featuring significant enhancements including guided navigation to improve customers' movement throughout the site, managed content to aid in customizing the individual shopping experience, better promotional capability, and international commerce capabilities. Our Internet website continues to be the most visited sporting goods industry eCommerce website according to Hitwise, Incorporated, an online measurement company. On December 15, 2010, we launched our website in France, www.cabelas.fr, which offers more than 5,000 of Cabela’s branded products.

We divested our non-core home restoration products business in October 2010 and our non-core taxidermy and wildlife prints and collectibles businesses in the fall of 2009. The following table presents a reconciliation of Direct and total revenue for 2010 and 2009 excluding the revenue of these non-core businesses and week 53 for 2009. We believe presenting this non-GAAP comparable financial data provides useful supplemental information regarding Direct and total revenues, and trends and performance of our ongoing operations, and is useful for comparisons of results.

			Increase
	2010	2009	(Decrease)	% Change
	(Dollars in Thousands)

Direct revenue (non-GAAP basis)	$986,047	$1,002,307	$(16,260)	(1.6)%
Direct revenue from non-core businesses (1)	13,724	39,082	(25,358)	(64.9)
Direct revenue - week 53 (2)	—	17,255	(17,255)
Direct revenue (GAAP basis)	$999,771	$1,058,644	$(58,873)	(5.6)

(1)Represents Direct segment revenue on our non-core businesses that we divested of in October 2010 (home restoration products) and in the fall of 2009 (taxidermy and wildlife prints and collectibles).
(2)Represents revenue earned in the last week of 2009 (week 53).

Our Direct revenue decreased $59 million, or 5.6%, in 2010 compared to 2009. The impact of the extra week in 2009 was to increase Direct revenue by $17 million; therefore, adjusted for 52 weeks, Direct revenue decreased $42 million in 2010 compared to 2009. For comparative purposes, Direct revenue in 2010 compared to 2009 (adjusted for the effect of divestitures and week 53) resulted in a decrease of 1.6%. Direct revenue also decreased due to inventory reduction initiatives in the first half of 2010, which affected inventory levels resulting in fill rates being lower comparing the respective periods, and due to a decrease in the sales of ammunition and reloading supplies as supply has caught up to demand and consumers are now able to find ammunition at retail stores.

Operating income for our Direct business segment was $156 million in 2010 compared to $161 million in 2009.  Operating income as a percentage of our Direct business segment revenue increased to 15.6% in 2010, up 40 basis points compared to 2009. During 2010, the managed reduction in catalog pages circulated resulted in a decrease in catalog-related costs compared to 2009. As a percentage of Direct revenue, total direct marketing costs (catalog and Internet related marketing costs) decreased 10 basis points to 13.7% compared to 13.8% in 2009. As a result of our focus on smaller, more specialized catalogs, we reduced the number of catalog pages mailed but increased total circulation. The number of active Direct customers increased by approximately 1% compared to 2009.

•
Growth of World's Foremost Bank: Our goal is to continue to attract new cardholders through our Retail and Direct businesses and increase the amount of merchandise or services customers purchase with their CLUB Visa cards while maintaining WFB's profitability and preserving customer loyalty by creating marketing plans, promoting additional products, and expanding our partnership programs to best serve our customers' needs and give us brand exposure.

WFB continues to manage credit card delinquencies and charge-offs below industry average by adhering to our conservative underwriting criteria and active account management.  We added new credit cardholders as the number of average active accounts increased 5.9% to 1.3 million compared to 2009.  On a managed basis, Financial Services revenue increased $56 million, or 32.8%, in 2010 compared to 2009 primarily due to lower loan losses, increases in interchange income, a decrease in interest expense, and growth in the number of active accounts and average balance per account, partially offset by higher customer reward costs. In 2010, WFB completed two securitization transactions for a total of $550 million and renewed its $260 million and $412 million variable funding facilities.

Current Business Environment

Worldwide Credit Markets and Macroeconomic Environment – During 2010, the economic environment has shown signs of improvement, which we believe has led to a lower level of delinquencies and to a decrease in charge-offs in 2010 compared to 2009.  We expect our charge-off and delinquency levels to remain below industry standards. Our Financial Services business continues to monitor developments in the securitization and certificates of deposit markets to ensure adequate access to liquidity.

Developments in Legislation and Regulation – On March 5, 2010, WFB received a preliminary report related to a compliance examination conducted in the second quarter of 2009 from the FDIC.  WFB received the final version of this report from the FDIC on May 19, 2010.  The FDIC's findings were that certain WFB practices regarding the assessment of overlimit fees, late fees, and penalty interest charges and contacting delinquent cardholders at their place of employment were improper because such practices were unfair and/or deceptive under applicable law. The FDIC has indicated that it intends to require WFB to reimburse cardholders who paid improper fees and/or interest charges and has also indicated that it will seek to impose on WFB a monetary penalty as a result of the improper practices.  Subsequent to January 1, 2011, WFB and the FDIC agreed in principle to settle all matters related to the 2009 compliance examination. As of January 1, 2011, we had accrued a liability of $8 million recorded as a charge to selling, distribution, and administrative expense in our consolidated financial statements for the matters cited by the FDIC in its examination report. The practices cited by the FDIC in its examination report as improper were eliminated in 2009 and will not be reimposed. WFB remained well-capitalized following the accrual of costs to resolve these matters with the FDIC. The costs incurred by WFB in resolving the matters cited by the FDIC were reflected in a reduced marketing fee paid by the Financial Services segment to the Direct and Retail segments according to contractual arrangement.

In May 2009, the CARD Act was signed into law.  Some provisions were effective in August 2009, but many of the provisions became effective in February 2010 and August 2010. The CARD Act has and will continue to affect various credit card practices of card issuers, including our Financial Services business, such as marketing, underwriting, pricing, billing, and disclosure.  For example, the CARD Act and related regulations restrict our ability to increase interest rates on existing credit card balances, charge over-limit fees, and charge fees for making a payment. The CARD Act provisions also further define acceptable due dates, payment allocations, disclosure requirements, and “reasonable” fees, and prohibit increasing the interest rates on variable-rate credit card accounts that are subject to a fixed-rate floor. As a result of the CARD Act, revenue from our Financial Services business was negatively impacted. Beginning in February 2011, the third phase of the CARD Act requires creditors that increased annual percentage rates due to credit criteria, market conditions, or other factors on or after January 1, 2009, to review accounts at least every six months to determine whether the annual percentage rate should be reduced, which could result in reduced interest income. The CARD Act also requires the Federal Reserve to conduct various studies regarding interchange fees, credit limit reductions, financial literacy, marketing, and credit card terms and conditions. Future legislation or regulations may be issued as a result of these studies.  The full impact of the remaining CARD Act requirements on WFB is unknown at this time due to the uncertainty of the results of these studies.

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

The Reform Act imposes a moratorium on the approval of applications for FDIC insurance for an industrial bank, credit card bank, or trust bank that is owned by a commercial firm. Furthermore, the FDIC must, under most circumstances, disapprove any change in control that would result in direct or indirect control by a commercial firm of a credit card bank, such as WFB. For purposes of this provision, a company is a “commercial firm” if its consolidated annual gross revenues from activities that are financial in nature and, if applicable, from the ownership or control of one or more insured depository institutions, in the aggregate, represent less than 15% of its consolidated annual gross revenues. The Reform Act does not, however, eliminate the exception from the definition of “bank” under the BHCA for credit card banks, such as WFB. In addition, the Reform Act directs the Comptroller General of the United States to complete a study within 18 months of the Reform Act's enactment to determine whether it is necessary, in order to strengthen the safety and soundness of institutions or the stability of the financial system, to eliminate certain exceptions under the BHCA, including the exception for credit card banks. If the credit card bank exception were eliminated or modified, we may be required to divest our ownership of WFB unless we were willing and able to become a bank holding company under the BHCA. Any such forced divestiture would materially adversely affect our business and results of operations.

The Reform Act established the new independent Bureau which will have broad rulemaking, supervisory, and enforcement authority over consumer products, including credit cards. The Bureau will be directed to prevent “unfair, deceptive, or abusive practices” and ensure that all consumers have access to markets for consumer financial products and services, and that such markets are fair, transparent, and competitive. States are permitted to adopt stricter consumer protection laws and state officials can enforce consumer protection rules issued by the Bureau.

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

As a result of the recent accounting guidance on consolidations and the accounting for transfers of financial assets and the criteria for determining whether to consolidate a variable interest entity, there was uncertainty over FDIC guidance regarding the safe-harbor for legal isolation of transferred assets provided by FDIC Rule 12 C.F.R. 360.6 “Treatment by the Federal Deposit Insurance Corporation as Conservator or Receiver of Financial Assets Transferred by an Insured Depository Institution in Connection With a Securitization or Participation.” In March 2010, the FDIC announced an interim amendment of this regulation. Under the interim amendment, the legal isolation of property transferred in a securitization transaction prior to September 30, 2010, was preserved, regardless of whether the transfer qualified for sale accounting treatment under new accounting standards if the transfer otherwise complied with the FDIC's regulation. On September 27, 2010, the FDIC approved a final rule that, subject to certain conditions, preserves the safe-harbor treatment applicable to certain grandfathered revolving trusts and master trusts that had issued at least one series of asset-backed securities as of such date, which we believe includes the Trust. The final rule imposes significant new conditions on the availability of the safe-harbor with respect to securitizations that are not grandfathered.

Several rules and regulations have recently been proposed or adopted that may substantially affect issuers of asset-backed securities. On April 7, 2010, the SEC issued proposed rules that will significantly change the offering process, disclosure, and reporting for asset-backed securities. Pursuant to the provisions of the Reform Act, on January 20, 2011, the SEC adopted rules that require issuers of asset-backed securities to disclose demand, repurchase, and replacement information through the periodic filing of a new form with the SEC. These rules also require rating agencies to disclose in any report accompanying a credit rating for an asset-backed security the representations, warranties, and enforcement mechanisms available to investors and how they differ from those in similar securities. Also pursuant to the provisions of the Reform Act, on January 20, 2011, the SEC issued rules that require issuers of registered asset-backed securities to perform a review of the assets underlying the securities and to publicly disclose information relating to the review. These rules also require issuers of asset-backed securities to make publicly available the findings and conclusions of any third-party due diligence report obtained by the issuer. It remains to be seen whether and to what extent the January 20, 2011, rules or any other final rules adopted by the SEC will impact WFB and its ability and willingness to continue to rely on the securitization market for funding.

 Impact of New Accounting Pronouncements - The accounting guidance on consolidations and accounting for transfers of financial assets and the criteria for determining whether to consolidate a variable interest entity resulted in the consolidation of the Trust effective January 3, 2010.  Consequently, there was a material impact on our total assets, total liabilities, retained earnings and other comprehensive income, statement of cash flows, and the components of our Financial Services revenue. The consolidation of the Trust eliminated retained interests in securitized loans and required the establishment of an allowance for loan losses on the securitized credit card loans.  The credit card loans of the Trust are recorded as restricted credit card loans and the liabilities of the Trust are recorded as secured borrowings.  The secured borrowings still contain the legal isolation requirements which would protect the assets pledged as collateral for the securitization investors as well as protecting Cabela's and WFB from any liability from default on the notes. The Trust was consolidated on January 3, 2010, resulting in an increase in total assets and liabilities of $2.15 billion and $2.25 billion, respectively, and retained earnings and other comprehensive income decreasing $93 million, after tax.

In 2010, we began reporting the results of operations of our Financial Services business in a manner similar to our historical managed presentation for financial performance of the total managed portfolio of credit card loans, excluding income derived from the changes in the valuation of our interest-only strip, cash reserve accounts, and cash accounts associated with the securitized loans.

At the beginning of 2010, WFB's required capital was increased under regulatory capital requirements of the applicable federal agencies as a result of new accounting standards which required the consolidation of the assets and liabilities of the Trust on WFB's balance sheet. As of December 31, 2010, the most recent notification from the FDIC categorized WFB as well-capitalized under the regulatory framework for prompt corrective action. In order for WFB to continue to meet the minimum requirements for the well-capitalized classification under the regulatory framework for prompt corrective action, we invested $150 million in 2010 in additional capital in WFB. Effective December 11, 2009, we amended the terms of our credit agreement to allow us to invest up to $225 million into WFB in 2010 plus up to $25 million per year through June 30, 2012, when this credit agreement expires.

Operations Review

Our operating results expressed as a percentage of revenue were as follows for the years ended:

	2010	2009	2008
Revenue	100.00%	100.00%	100.00%
Cost of revenue	59.16	60.88	60.34
Gross profit (exclusive of depreciation and amortization)	40.84	39.12	39.66
Selling, distribution, and administrative expenses	33.62	33.06	33.91
Impairment and restructuring charges	0.21	2.54	0.23
Operating income	7.01	3.52	5.52
Other income (expense):
Interest expense, net	(1.03)	(0.88)	(1.16)
Other income, net	0.28	0.26	0.27
Total other income (expense), net	(0.75)	(0.62)	(0.89)
Income before provision for income taxes	6.26	2.90	4.63
Provision for income taxes	2.05	1.02	1.64
Net income	4.21%	1.88%	2.99%

Results of Operations - 2010 Compared to 2009

Revenues

					Increase
	2010	%	2009	%	(Decrease)	% Change
	(Dollars in Thousands)
Retail	$1,412,715	53.0%	$1,388,991	52.8%	$23,724	1.7%
Direct	999,771	37.5	1,058,644	40.2	(58,873)	(5.6)
Financial Services	227,675	8.6	171,414	6.5	56,261	32.8
Other	23,081	0.9	13,191	0.5	9,890	75.0
	$2,663,242	100.0%	$2,632,240	100.0%	$31,002	1.2

Product Sales Mix – The following chart sets forth the percentage of revenue contributed by each of the five product categories for our Retail and Direct businesses and in total for the years ended:

	Retail		Direct		Total
	2010	2009	2010	2009	2010	2009
Hunting Equipment	44.5%	45.3%	33.7%	35.2%	40.2%	41.1%
Clothing and Footwear	24.0	22.9	33.4	33.4	27.7	27.3
Fishing and Marine	14.2	14.5	11.5	12.1	13.2	13.5
Camping	8.5	8.5	11.8	10.2	9.8	9.2
Gifts and Furnishings	8.8	8.8	9.6	9.1	9.1	8.9
Total	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

Retail Revenue – Retail revenue includes sales realized and customer services performed at our retail stores, sales from orders placed through our retail store Internet kiosks, and sales from customers utilizing our in-store pick-up program. Retail revenue increased $24 million in 2010 primarily due to to sales from our new retail store that opened in Grand Junction, Colorado, on May 20, 2010, and to increases in comparable store sales of $21 million led by increases in sales in the clothing and footwear category. After adjusting Retail revenue for the impact of the extra week in 2009, which totaled $34 million, Retail revenue in 2010 increased $58 million compared to 2009.

When gift certificates, gift cards, and e-certificates (“gift instruments”) are redeemed for merchandise or services, revenue is recognized. We record gift instrument breakage as revenue when the probability of redemption is remote. Gift instrument breakage recognized was $5 million, $5 million, and $10 million for 2010, 2009, and 2008, respectively. In the fourth quarter of 2008, we began recognizing breakage on gift instruments four years after issuance as a result of changes in historical trends in the types of gift instruments issued and related redemption rates. This change in estimate from seven to four years resulted in an increase in revenue and operating income of $9 million that we recorded in the fourth quarter of 2008. Our gift instrument liability at the end of 2010 and 2009 was $111 million and $103 million, respectively.

			Increase
	2010	2009 (1)	(Decrease)	% Change
	(Dollars in Thousands)
Comparable stores sales	$1,347,984	$1,326,513	21,471	1.6%
Comparable stores sales growth percentage	1.6%	3.5%

(1) Excludes the extra week in 2009 to present on a comparable 52-week basis.
Comparable store sales increased $21 million, or 1.6%, in 2010 principally because of the strength in our hunting equipment and clothing and footwear categories and the success of our Retail operations focus. A store is included in our comparable store sales base on the first day of the month following the fifteen month anniversary of 1) its opening or acquisition, or 2) any changes to retail store space greater than 25% of total square footage of the store.

Average sales per square foot for stores that were open during the entire year were $314 for 2010 compared to $316 for 2009 ($308 per square foot adjusted on a 52-week basis). The increase in average sales per square foot adjusted on a 52-week basis resulted from the increase in comparable store sales.

Direct Revenue – Direct revenue includes catalog and Internet sales from orders placed over the phone, by mail, and through our website where the merchandise is shipped to non-retail store locations. Our Direct revenue decreased $59 million, or 5.6%, in 2010 compared to 2009. The impact of the extra week in 2009 was to increase Direct revenue by $17 million; therefore, adjusted for 52 weeks, Direct revenue decreased $42 million in 2010 compared to 2009.

We divested our non-core home restoration products business in October 2010 and our non-core taxidermy and wildlife prints and collectibles businesses in the fall of 2009. For comparative purposes, Direct revenue in 2010 compared to 2009 (adjusted for the effect of these divestitures and the impact of week 53 in 2009) would have resulted in a decrease of $16 million, or 1.6%. Direct revenue also decreased due to our inventory reduction initiatives in the first half of 2010, which affected inventory levels resulting in fill rates being lower in 2010 compared to 2009. Fiscal 2010 was also affected by a decrease in the sales of ammunition and reloading supplies as supply caught up to demand and consumers are now able to find ammunition at retail stores.

Decreases in Direct revenue were partially mitigated by managed reductions in catalog-related costs comparing 2010 to 2009. As a percentage of Direct revenue, direct marketing costs decreased 10 basis points to 13.7% for 2010 compared to 13.8% for 2009. As a result of our focus on smaller, more specialized catalogs, we reduced the number of catalog pages mailed but increased total circulation, leading to continued improvements in marketing costs compared to 2009.

			Increase
	2010	2009	(Decrease)	% Change
Percentage increase year over year in Internet website visitors	5.8%	17.2%

Catalog circulation in pages (in millions)	24,621	25,927	(1,306)	(5.0)%
Number of separate catalog titles circulated	107	97	10

Internet sales increased in 2010 compared to 2009. Visitors to our Internet site increased as we continued to focus our efforts on utilizing Direct marketing programs to increase traffic to our website. Visitors to our Internet site increased 5.8% during 2010. Our hunting equipment and clothing and footwear categories were the largest dollar volume contributor to our Direct revenue for 2010. The number of active Direct customers, which we define as those customers who have purchased merchandise from us in the last twelve months, increased by approximately 1% compared to 2009.

In October 2010, we launched our new website featuring significant enhancements, including guided navigation to improve customers' movement throughout the site, managed content to aid in customizing the individual shopping experience, better promotional capability, and international commerce capabilities.

In October 2010, we implemented substantial information technology system changes in support of our customer relationship management system in our Direct business and redesigned our Internet website. During implementation, we encountered issues with these system changes that affected our ability to take and process customer orders and to deliver products to our customers in an efficient manner. These implementation issues had an adverse impact on our business, including the loss of sales. At the end of 2010, we successfully resolved most customer related issues arising from these system changes.

Financial Services Revenue -  We did not retrospectively adopt the accounting provisions relating to the guidance on consolidations and the accounting for transfers of financial assets and the criteria for determining whether to consolidate a variable interest entity; therefore, the components of the Financial Services revenue are not comparable to the 2009 and 2008 amounts as a result of the consolidation of the Trust. Beginning in 2010, Financial Services revenue is comprised of interest and fee income, interchange income, other non-interest income, interest expense, provision for loan losses, and customer rewards costs from our credit card operations.  In 2010, the securitization income component was no longer recorded and separately reported; rather the remaining components will now reflect the financial performance of the entire managed portfolio including the Trust.  The results of operations of our Financial Services business now look similar to our historical managed presentation for financial performance of the total managed portfolio of credit card loans, excluding income derived from the changes in the valuation of our interest-only strip, cash reserve accounts, and cash accounts associated with the securitized loans.

The components of Financial Services revenue on a GAAP basis were as follows for the years ended:

	2010	2009	2008
	(In Thousands)

Interest and fee income	$271,651	$51,505	$38,722
Interest expense	(86,494)	(24,242)	(13,417)
Provision for loan losses	(66,814)	(1,107)	(1,260)
Net interest income, net of provision for loan losses	118,343	26,156	24,045
Non-interest income:
Securitization income	—	197,335	185,820
Interchange income	231,347	31,701	28,072
Other non-interest income	12,247	35,888	39,303
Total non-interest income	243,594	264,924	253,195
Less: Customer rewards costs	(134,262)	(119,666)	(118,269)
Financial Services revenue	$227,675	$171,414	$158,971
Managed Presentation - As a result of the adoption of the accounting provisions relating to the guidance on consolidations and the accounting for transfers of financial assets and the criteria for determining whether to consolidate a variable interest entity, a managed presentation, which is comparable between 2010, 2009, and 2008, has been presented to evaluate the changes in the Financial Services revenue. The managed presentation shown below presents the financial performance of the total managed portfolio of credit card loans for the periods presented.  The managed presentation for 2010 is the same as our GAAP presentation; however, the 2009 and 2008 presentation is non-GAAP. We conformed the following line items for 2009 and 2008 to the 2010 presentation:  overlimit and late fee income  to "interest and fee income" from "other non-interest income," interest and fees that were charged off from "provision for loan losses" to "interest and fee income," and customer rewards costs as its own line from "interchange income."

For 2009 and 2008, interest and fee income, interchange income, other non-interest income, and customer rewards costs on both the owned and securitized portfolio are reflected in the respective line items.  Interest paid to outside investors on the securitized credit card loans is included in interest expense.  Credit losses on the entire managed portfolio are reflected in the provision for loan losses.  This managed presentation includes income or expense derived from the valuation of our interest-only strip associated with our securitized loans that would generally be reversed or not reported in a managed presentation in the "other" component.

The following table sets forth the revenue components of our Financial Services segment managed portfolio for the years ended:

	2010	2009	2008
	(Dollars in Thousands)

Interest and fee income	$271,651	$270,724	$221,690
Interchange income	231,347	206,462	194,096
Other non-interest income	12,247	11,712	10,816
Interest expense	(86,494)	(96,253)	(89,862)
Provision for loan losses	(66,814)	(102,438)	(53,769)
Customer rewards costs	(134,262)	(119,666)	(118,269)
Other	—	873	(5,731)
Managed Financial Services revenue	$227,675	$171,414	$158,971
Managed Financial Services Revenue as a Percentage of Average Managed Credit Card Loans:

Interest and fee income	11.0%	11.7%	10.6%
Interchange income	9.4	8.9	9.3
Other non-interest income	0.5	0.5	0.5
Interest expense	(3.5)	(4.2)	(4.3)
Provision for loan losses	(2.7)	(4.4)	(2.6)
Customer rewards costs	(5.5)	(5.2)	(5.7)
Other	—	0.1	(0.2)
Managed Financial Services revenue	9.2%	7.4%	7.6%
Financial Services revenue increased $56 million, or 32.8% in 2010 compared to 2009, primarily due to decreases in the provision for loan losses and interest expense and increases in interchange income. During 2009, WFB executed a change of terms to lessen the effects of the provisions of the CARD Act. The increase in interest and fee income of $1 million was due to an increase in managed credit card loans, the change of terms, and reduction in charge-offs of cardholder fees and interest, partially offset by a decrease in fees and interest charged as a result of the CARD Act. The increase in interchange income of $25 million was due to an increase in credit card purchases and to an upgrade of customer accounts to our Cabela's CLUB Visa Signature program based on customers' card spend, which allows us to earn a higher interchange rate.  Interest expense decreased $10 million due to decreases in interest rates and changes in the fair value of our interest rate swap. The provision for loan losses decreased $36 million due to favorable charge-off trends and improved outlooks in the quality of our credit card portfolio as of the end of 2010 compared to 2009, evidenced by lower delinquencies and delinquency roll-rates comparing the respective periods.  Customer rewards costs increased $15 million due to the increase in purchases.  The "other" component of Financial Services revenue was eliminated effective January 3, 2010, upon adoption of the accounting provisions relating to the guidance on consolidations and the accounting for transfers of financial assets due to the derecognition of the interest-only strip, cash reserve accounts, and cash accounts.

Our Cabela’s CLUB Visa credit card loyalty program allows customers to earn points whenever and wherever they use their credit card, and then redeem earned points for products and services at our retail stores or through our Direct business. The percentage of our merchandise sold to customers using the Cabela’s CLUB card was 30.0% for 2010 compared to 27.9% for 2009. The dollar amounts related to points are accrued as earned by the cardholder and recorded as a reduction in Financial Services revenue. The dollar amount of unredeemed credit card points and loyalty points was $92 million at the end of 2010 compared to $81 million at the end of 2009.

Key statistics reflecting the performance of our Financial Services business are shown in the following chart for the years ended:

			Increase
	2010	2009	(Decrease)	% Change
	(Dollars in Thousands Except Average Balance per Account)

Average balance of managed credit card loans	$2,470,493	$2,311,820	$158,673	6.9%
Average number of active credit card accounts	1,317,890	1,244,621	73,269	5.9

Average balance per active credit card account	$1,875	$1,857	$18	1.0

Net charge-offs on managed loans, including
accrued interest and fees	$104,416	$117,072	$(12,656)	(10.8)
Net charge-offs, including accrued interest and fees,
as a percentage of average managed credit card loans	4.23%	5.06%	(0.83)%
The average balance of managed credit card loans, including accrued interest and fees, increased to $2.5 billion, or 6.9%, for 2010 compared to 2009, due to the increase in the number of active accounts and the average balance per account.  The average number of active accounts increased to 1.3 million, or 5.9%, compared to the average number of active accounts for 2009, due to our marketing efforts.  Net charge-offs as a percentage of average managed credit card loans decreased to 4.23% for 2010, down 83 basis points compared to 2009, principally due to improvements in delinquencies and delinquency roll-rates. See “Bank Asset Quality” in this report for additional information on trends in delinquencies and non-accrual loans and analysis of our allowance for loan losses.

Other Revenue

Other revenue sources include gains or losses on sales of land held for sale, amounts received from our outfitter services, real estate rental income, fees earned through our travel business, and other complementary business services.

			Increase
	2010	2009	(Decrease)	% Change
	(Dollars in Thousands)

Other revenue	$23,081	$13,191	$9,890	75.0%
Real estate related revenue included above	11,487	2,133	9,354	438.5
Other revenue increased $10 million for 2010 compared to 2009. Real estate revenue totaled $11 million in 2010 compared to $2 million in 2009. Pre-tax gains on the sale of real estate totaled $2 million in both 2010 and 2009. These pre-tax gains on the sale of real estate were reflected in operating income for the respective years.

Gross Profit

Gross profit, or gross margin, is defined as total revenue less the costs of related merchandise sold and shipping costs. Comparisons of gross profit and gross profit as a percentage of revenue for our operations, year over year, and to the retail industry in general, are impacted by:

•	shifts in customer preferences;

•	retail store, distribution, and warehousing costs which we exclude from our cost of revenue;

•	royalty fees we include in merchandise sales for which there are no costs of revenue;

•	Financial Services revenue we include in revenue for which there are no costs of revenue;

•	real estate land sales we include in revenue for which costs vary by transaction;

•	customer service related revenue we include in revenue for which there are no costs of revenue; and

•	customer shipping charges in revenue, which are slightly higher than shipping costs in costs of revenue, because of our practice of pricing shipping charges to match costs.
Accordingly, comparisons of gross margins on merchandising revenue presented below are the best metrics for analysis of our gross profit for the years ended:

			Increase
	2010	2009	(Decrease)	% Change
	(Dollars in Thousands)

Merchandising revenue	$2,412,486	$2,447,635	$(35,149)	(1.4)%
Merchandise gross profit	846,321	846,499	(178)	—
Merchandise gross margin as a percentage of
merchandising revenue	35.1%	34.6%	0.5
Merchandise Gross Margin – Our merchandise gross profit was flat in 2010 (52 weeks) compared to 2009 (53 weeks). On a comparable 52-week basis, merchandise gross profit improved in 2010 primarily due to better inventory management, which reduced the need to mark down product, continued improvements in vendor collaboration, and advancements in price optimization. These improvements, which started in the second quarter of 2010, were partially mitigated due to management's efforts to reduce aged and unproductive inventory in the first half of 2010.

Our merchandise gross margin as a percentage of revenue of our merchandising business increased to 35.1% in 2010 from 34.6% in 2009.   The increase in the merchandise gross margin for 2010 compared to 2009 is primarily due to ongoing improvements during 2010 in inventory management, vendor collaboration, and advancements in price optimization. The increase is also attributable to a shift in 2009 in customer preference toward lower margin ammunition, firearms, and related products, and the impact from higher 2009 merchandising revenue compared to 2010.

Selling, Distribution, and Administrative Expenses

			Increase
	2010	2009	(Decrease)	% Change
	(Dollars in Thousands)

Selling, distribution, and administrative expenses	$895,405	$870,147	$25,258	2.9%
SD&A expenses as a percentage of total revenue	33.6%	33.1%	0.5%
Retail store pre-opening costs	$4,760	$3,694	$1,066	28.9
Selling, distribution, and administrative expenses include all operating expenses related to our retail stores, Internet website, distribution centers, product procurement, and overhead costs, including: advertising and marketing, catalog costs, employee compensation and benefits, occupancy costs, information systems processing, and depreciation and amortization.

Selling, distribution, and administrative expenses increased $25 million, or 2.9%, in 2010 (52 weeks) compared to 2009 (53 weeks). Expressed as a percentage of total revenue, selling, distribution, and administrative expenses increased 50 basis points to 33.6% in 2010 compared to 33.1% in 2009. The most significant factors contributing to the changes in selling, distribution, and administrative expenses in 2010 compared to 2009 included:

•
an increase of $11 million in contract labor due to costs relating to gift instruments sold through third parties, collection agency costs of our Financial Services business, and implementation issues relating to the information technology system changes in support of our customer relationship management system;

•
an increase of $11 million in employee compensation and benefits partially due to the opening of our Grand Junction, Colorado, retail store and increases in staff of our merchandising and inventory logistics teams;

•	a decrease of $9 million in catalog and Internet marketing costs;

•	an increase of $8 million in operating expenses relating to matters arising out of the FDIC compliance examination;

•	a decrease of $3 million in property taxes due to management's success in reducing property valuations;

•	an increase of $4 million in bad debt expense; and

•	increases in advertising and promotions of $1 million and in equipment and software expenses of $1 million.
Significant selling, distribution, and administrative expense increases and decreases related to specific business segments included the following:

Retail Business Segment:

•	An increase in marketing fees of $21 million received from the Financial Services segment.

•	A net increase in employee compensation and benefits of $4 million primarily due to the opening of our Grand Junction, Colorado, retail store.

•	A decrease of $2 million in property taxes due to management's success in reducing property valuations.

•	A decrease in professional fees of $1 million.

•	An increase of $1 million in new store pre-opening costs.
Direct Business Segment:

•	An increase in marketing fees of $17 million received from the Financial Services segment.

•	A decrease in catalog and Internet related marketing costs of $9 million compared to 2009 primarily due to a managed reduction in catalog page count.

•	An increase in bad debt expense of $5 million from estimated losses of customer receivables.

•	An increase in advertising and promotional expense of $1 million to build on our market position and further increase our brand awareness and loyalty.
Financial Services:

•	An increase of $38 million in the marketing fee paid by the Financial Services segment to the Retail segment ($21 million) and the Direct business segment ($17 million).

•	An increase of $8 million relating to the matters arising out of the FDIC compliance examination.

•	An increase in contract labor of $5 million primarily as a result of an increase in collection agency costs and an increase in the number of active credit card accounts and credit card transactions.

•	An increase of $2 million in employee compensation and benefits.

•	Changes in marketing programs and a reduction in new accounts resulting in a decrease of $1 million in advertising and promotional costs.
Corporate Overhead, Distribution Centers, and Other:

•	An increase of $6 million in employee compensation and benefits.

•
An increase of $5 million in contract labor due to costs relating to gift instruments sold through third parties and implementation issues relating to the information technology system changes in support of our customer relationship management system.

•	Increases of $1 million in depreciation and amortization expense and $1 million in costs for professional services.

•	Decreases of $1 million in equipment and software expenses and $1 million in property taxes.

Impairment and Restructuring Charges

Impairment and restructuring charges consisted of the following for the years ended:

	2010	2009
Impairment losses on:
Property, equipment and other assets	$3,792	$43,721
Land held for sale	1,834	16,046
Economic development bonds	—	2,099
Goodwill and other intangible assets	—	460
	5,626	62,326
Restructuring charges for:
Severance and related benefits	—	4,468
Total	$5,626	$66,794
Our long-lived assets are evaluated for possible impairment whenever changes in circumstances may indicate that the carrying value of an asset may not be recoverable. In 2010 and 2009, we evaluated the recoverability of our property (including our existing store locations and future retail store sites), equipment, land held for sale, economic development bonds, other assets, goodwill, and other intangible assets. In accordance with accounting guidance on asset valuations, we recognized impairment losses totaling $6 million and $62 million in 2010 and 2009, respectively. Trends and management projections could change undiscounted cash flows in future periods which could trigger possible future write downs.

In 2009, we incurred charges totaling approximately $4 million for severance and related benefits primarily from outplacement costs and a voluntary retirement plan implemented in February 2009. All impairment and restructuring charges were recorded to the Corporate Overhead and Other segment for 2010 and 2009.

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

			Increase
	2010	2009	(Decrease)	% Change
	(Dollars in Thousands)

Total operating income	$186,762	$92,678	$94,084	101.5%

Total operating income as a percentage of total revenue	7.0%	3.5%	3.5%

Operating income by business segment:
Retail	$205,768	$163,018	$42,750	26.2
Direct	156,255	161,052	(4,797)	(3.0)
Financial Services	52,401	49,598	2,803	5.7

Operating income as a percentage of segment revenue:
Retail	14.6%	11.7%	2.9%
Direct	15.6	15.2	0.4
Financial Services	23.0	28.9	(5.9)
Operating income increased $94 million, or 101.5%, in 2010 compared to 2009, and operating income as a percentage of revenue increased to 7.0% for 2010. The increases in total operating income and total operating income as a percentage of total revenue were primarily due to a decrease of $61 million in impairment and restructuring charges compared to 2009, an increase in revenue from our Retail and Financial Services segments, improved merchandise gross margin, a decrease in direct marketing costs due to a managed reduction in catalog page count, and improved labor efficiencies in our Retail business.  These improvements were partially offset by lower revenue from our Direct business segment.

Under a contractual arrangement, the Financial Services segment incurs a marketing fee paid to the Retail and Direct business segments. The marketing fee was calculated based on the terms of a contractual arrangement and was consistently applied to both years presented. The marketing fee is included in selling, distribution, and administrative expenses as an expense for the Financial Services segment and as a credit to expense for the Retail and Direct business segments. The marketing fee paid by the Financial Services segment to these two business segments increased $38 million in 2010 compared to 2009 – a $21 million increase to the Retail segment and a $17 million increase to the Direct business segment.

Interest (Expense) Income, Net

Interest expense, net of interest income, increased $4 million to $27 million in 2010 compared to 2009. The net increase in interest expense was primarily due to interest expense accrued on increases in certain unrecognized tax benefits reflected in 2010, partially offset by a decrease in interest expense due to a lower average balance of debt outstanding from managed debt reduction and lower weighted average interest rates in 2010 compared to 2009.

Other Non-Operating Income, Net

Other non-operating income was $7 million for both 2010 and 2009. This income is primarily from interest earned on our economic development bonds.

Provision for Income Taxes

Our effective tax rate was 32.7% in 2010 compared to 35.2% in 2009. The effective tax rate for 2010 compared to 2009 was impacted primarily by the mix of taxable income between the United States and foreign tax jurisdictions and by changes made in 2010 related to certain deferred tax assets. The balance of unrecognized tax benefits, which is classified with long-term liabilities in the consolidated balance sheet, totaled $43 million at January 1, 2011, compared to $3 million at January 2, 2010. The increase was due primarily to our current year assessment of uncertain tax positions reflected on prior year tax returns.

Results of Operations – 2009 Compared to 2008

			Increase
Financial Highlights	2009	2008	(Decrease)	% Change
	(Dollars in Thousands, Except Per Share Amounts)

Net income	$49,617	$76,404	$(26,787)	(35.1)%
Net income as a percentage of revenue	1.9%	3.0%	(1.1)%
Earnings per diluted share	$0.74	$1.14	$(0.40)	(35.1)

Revenue by segment:
Retail	$1,388,991	$1,285,496	$103,495	8.1
Direct	1,058,644	1,095,159	(36,515)	(3.3)
Financial Services	171,414	158,971	12,443	7.8
Other	13,191	13,095	96	0.7
Total revenue	$2,632,240	$2,552,721	$79,519	3.1

New store sales (1)	$115,171	$87,561	$27,610	31.5
Comparable store sales (1)	1,239,812	1,197,935	41,877	3.5
Average sales per square foot (1)	308	301	7	2.3

Gross Profit	$1,029,619	$1,012,507	$17,112	1.7
Gross Profit as a percentage of revenue	39.1%	39.7%	(0.6)%

Merchandise gross margin	$846,499	$841,498	$5,001	0.6
Merchandise gross margin as a percentage
of merchandising revenue	34.6%	35.3%	(0.7)%

Selling, distribution and administrative expenses	$870,147	$865,684	$4,463	0.5
Selling, distribution and administrative expenses
as a percentage of revenue	33.1%	33.9%	(0.8)%

Operating income	$92,678	$141,039	$(48,361)	(34.3)
Operating income margin	3.5%	5.5%	(2.0)%

(1) Excludes week 53 in 2009 to present on a comparable 52-week basis.

Revenues

Total revenue increased $80 million, or 3.1%, in 2009 from growth in our Retail business segment partially offset by decreases in catalog mail order sales in our Direct business segment.

Retail Revenue. Retail revenue increased $103 million in 2009 primarily due to increases in comparable store sales led by increases in sales in the hunting equipment category and from the opening of our Billings, Montana, retail store in May 2009, and the opening of new stores in May 2008 and August 2008. The impact of the 53rd week in 2009 was to increase Retail revenue by $34 million; therefore, adjusted for 52 weeks, Retail revenue increased $69 million in 2009 compared to 2008.

Direct Revenue. Direct revenue decreased $37 million in 2009 primarily due to customers buying more ammunition, firearms, and related products from our retail locations, and customers buying smaller quantities of higher margin soft goods. The impact of the 53rd week in 2009 was to increase Direct revenue by $17 million; therefore, adjusted for 52 weeks, Direct revenue decreased $54 million in 2009 compared to 2008. Internet sales increased in 2009 compared to 2008. Internet site visits increased as we continued to focus our efforts on utilizing Direct marketing programs to increase traffic to our website. The hunting equipment product category was the largest dollar volume contributor to our Direct revenue for 2009.

Financial Services Revenue. Financial Services revenue increased 7.8% in 2009 principally from increases in interest and fee income, securitization income, and interchange income partially offset by an increase in interest expense and a decrease in other non-interest income. Interest and fee income increased primarily due to changes in interest rates charged to cardholders, changes to fees charged, and increases in late fees. Interest expense increased primarily due to increases in certificates of deposit compared to 2008. Securitization income increased due primarily to changes in the valuation of our interest-only strip, cash reserve accounts, and cash accounts associated with our securitized loans, and increases to excess spread from reductions in our interest paid to outside investors, higher portfolio yield, and interchange on the securitized credit card loans.

We also measure the results of our Financial Services business on a managed presentation as explained earlier. Managed Financial Services revenue increased $12 million in 2009 primarily due to increases in interest and fee income and interchange income, partially offset by increases in the provision for loan losses and interest expense. The increase in interest and fee income of $49 million was due to an increase in managed credit card loans, changes to interest rates and fees charged, and increases in late fees. The increase in interchange income of $12 million was due to the rollout of the new Visa signature product and an increase in purchases of 1.3% in 2009 compared to 2008. Interest expense increased $6 million from increases in certificates of deposit, higher spreads, and fees paid to investors on securitizations, partially offset by decreases in interest rates. The provision for loan losses increased due to increases in managed credit card loans and net charge-offs. The net change of $5 million in other income was due to an increase in the valuation of our interest-only strip, cash reserve accounts, and cash accounts associated with our securitized loans. Compared to 2008, the number of average active accounts in 2009 grew by 9.1% to over 1.2 million, and the average balance per active account increased 1.6% to $1,857.

Gross Profit

Gross profit increased $17 million, or 1.7%, to $1 billion in 2009 compared to 2008. The gross profit of our merchandising business increased $5 million, or 0.6%, to $846 million in 2009. The merchandise gross margin as a percentage of revenue of our merchandising business decreased to 34.6% in 2009 from 35.3% in 2008. The decrease in the merchandise gross margin as a percentage of revenue for 2009 compared to 2008 is primarily attributable to a shift in customer preference toward lower margin ammunition, firearms, and related products, management's efforts to reduce slow moving inventory, and the volume impact from higher 2009 merchandise sales compared to 2008.

Selling, Distribution, and Administrative Expenses

Selling, distribution, and administrative expenses on a consolidated basis increased $4 million, or 0.5%, for 2009 over 2008. The most significant factors contributing to the changes in selling, distribution, and administrative expenses in 2009 compared to 2008 included:

Retail Business Segment:

•	An increase in existing retail store operating costs of $11 million over 2008.

•	Additional operating costs for new stores that were not open in 2008 of $8 million, including employee compensation and benefit costs of $5 million.

•	A decrease in comparable store employee compensation and benefits of $7 million realized from our focus to enhance our retail store efficiencies.

•	An increase in depreciation on stores of $4 million over 2008.

•	New store pre-opening costs of $4 million, a decrease of $5 million compared to 2008.

•	Improved efficiencies in advertising resulting in a decrease of $4 million in advertising and promotional costs.

•	An increase in marketing fees of $3 million received from the Financial Services segment.

Direct Business Segment:

•	A net decrease in catalog and Internet related marketing costs of $16 million compared to 2008 primarily due to a reduction in catalog page count and lower circulation.

•	A decrease of $3 million in employee compensation and benefits.

•	An increase in marketing fees of $1 million received from the Financial Services segment.

Financial Services:

•	An increase of $4 million in the marketing fee paid by the Financial Services segment to the Direct business segment ($1 million) and the Retail segment ($3 million).

•	An increase in professional fees of $2 million due to higher amortization of fees related to recently completed securitizations and to increases in FDIC assessments and consulting fees.

•	An increase in third party processing fees of $1 million due to an increase in the volume of transactions.

•	An increase in compensation and benefits of $2 million.

Corporate Overhead, Distribution Centers, and Other:

•	An increase of $9 million in employee compensation and benefits primarily due to an increase in incentive compensation of $12 million compared to 2008.

•	An increase of $2 million in costs for professional services.

•	A net increase of $1 million in depreciation expense, and equipment and software expenses.

Impairment and Restructuring Charges

Impairment and restructuring charges totaling $67 million were recognized in 2009 compared to $6 million in 2008. In connection with the preparation of our consolidated financial statements, we evaluated the recoverability of certain assets and consequently recognized impairment losses totaling $62 million in 2009 and $4 million in 2008. We incurred charges totaling $4 million and $2 million for severance and related benefits in 2008 and 2009, respectively, primarily from outplacement costs and in 2009 a voluntary retirement plan implemented in February.

Operating Income

Operating income decreased $48 million, or 34.3%, in 2009 compared to 2008. Operating income as a percentage of revenue also decreased to 3.5% in 2009 from 5.5% in 2008. The decrease in total operating income and total operating income as a percentage of total revenue was primarily due to additional asset impairment charges and retirement and severance benefits recorded in 2009, lower revenue from our Direct business segment, and a lower merchandise gross margin. These decreases were partially offset by increases in revenue from our Retail business and Financial Services segments, a decrease in catalog and Internet related marketing costs due to a managed reduction in catalog page count, and improved efficiencies in compensation and advertising in our Retail business.

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

Bank Asset Quality

Delinquencies and Non-Accrual

We consider the entire balance of an account, including any accrued interest and fees, delinquent if the minimum payment is not received by the payment due date. Our aging method is based on the number of completed billing cycles during which a customer has failed to make a required payment. As part of collection efforts, a credit card loan may be closed and placed on non-accrual or restructured in a fixed payment plan prior to charge off. Our fixed payment plans consist of a lower interest rate, reduced minimum payment, and elimination of fees.  Loans on fixed payment plans include loans in which the customer has engaged a consumer credit counseling agency to assist them in managing their debt. Non-accrual loans with two consecutive missed payments will resume accruing interest at the rate they had accrued at before they were placed on non-accrual. Payments received on non-accrual loans will be applied to principal and reduce the amount of the loan. The following chart shows delinquent, non-accrual, and restructured loans as a percentage of our managed credit card loans, including any accrued interest and fees, at the years ended:

	2010	2009	2008
Number of days delinquent and still accruing:
Greater than 30 days	0.74%	1.07%	1.15%
Greater than 60 days	0.47	0.66	0.67
Greater than 90 days	0.25	0.36	0.34

Non-accrual	0.24	0.18	—
Restructured (excluded from percentages above)	2.90	3.52	1.95
The following chart reports delinquencies as a percentage of our managed credit card loans, including any delinquent non-accrual and restructured credit card loans, that is consistent with our monthly external reporting for the years ended:

	2010	2009	2008
Number of days delinquent:
Greater than 30 days	1.13%	1.79%	1.68%
Greater than 60 days	0.72	1.09	0.97
Greater than 90 days	0.37	0.56	0.47
 We have devoted significant attention to processes which will mitigate our charge-offs.  These processes include changes in our collection strategies and practices that proactively promote fixed payment and non-accrual plans to certain cardholders as necessary.

Allowance for Loan Losses and Charge-offs

The allowance for loan losses represents management's estimate of probable losses inherent in the loan portfolio segment. The allowance for loan losses is established through a charge to the provision for loan losses and is regularly evaluated by management for adequacy. Management estimates losses inherent in the credit card loans and restructured credit card loans based on a model which tracks historical loss experience on delinquent accounts and charge-offs, net of estimated recoveries.  WFB uses a migration analysis that estimates the likelihood that a credit card loan will progress through the various stages of delinquency and to charge-off. The migration analysis estimates the gross amount of principal that will be charged off over of the next twelve months, net of recoveries. This estimate is used to derive an estimated allowance. In addition to these methods of measurement, management also considers other factors such as general economic and business conditions affecting key lending areas, credit concentration, changes in origination and portfolio management, and credit quality trends. Since the evaluation of the inherent loss with respect to these factors is subject to a high degree of uncertainty, the measurement of the overall allowance is subject to estimation risk, and the amount of actual losses can vary significantly from the estimated amounts.

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

The following chart shows the activity in our allowance for loan losses and charge off activity for the years ended:

	2010	2009	2008
	(Dollars in Thousands)

Balance, beginning of period	$1,374	$1,507	$1,197
Change in allowance for loan losses upon consolidation of the Trust	114,573	—	—
	115,947	1,507	1,197
Provision for loan losses	66,814	1,107	1,260

Charge-offs	(108,111)	(1,429)	(1,193)
Recoveries	16,250	189	243
Net charge-offs	(91,861)	(1,240)	(950)
Balance, end of period	$90,900	$1,374	$1,507

Net charge-offs on securitized credit card loans	$—	$(99,876)	$(50,786)
Net charge-offs on credit card loans	(91,861)	(1,240)	(950)
Charge-offs of accrued interest and fees (recorded
as a reduction in interest and fee income)	(12,555)	(15,956)	(9,712)
Total net charge-offs including accrued interest and fees	$(104,416)	$(117,072)	$(61,448)

Net charge-offs including accrued interest and fees as a
percentage of average managed credit card loans	4.23%	5.06%	2.95%
 For 2010, net charge-offs as a percentage of average managed credit card loans decreased to 4.23%, down 83 basis points compared to 5.06% for 2009. We believe our charge-off levels remain well below industry averages.  Our net charge-off rates and allowance for loan losses have decreased due to improved outlooks in the quality of our credit card portfolio evidenced by lower delinquencies and delinquency roll-rates and favorable charge-off trends.

Aging of Credit Cards Loans Outstanding

The quality of our managed credit card loan portfolio at any time reflects, among other factors: 1) the creditworthiness of cardholders, 2) general economic conditions, 3) the success of our account management and collection activities, and 4) the life-cycle stage of the portfolio.  During periods of economic weakness, delinquencies and net charge-offs are more likely to increase. We have mitigated periods of economic weakness by selecting a customer base that is very creditworthy.  The median FICO scores of our credit cardholders were 790 at the end of 2010 compared to 787 at the end of 2009.

The following table shows our managed credit card loans outstanding at the end of 2010 and 2009 segregated by the number of months passed since the accounts were opened.

	2010		2009
	Loans	Percentage	Loans	Percentage
Months Since Account Opened	Outstanding	of Total	Outstanding	of Total
	(Dollars in Thousands)

6 months or less	$112,745	4.0%	$91,369	3.6%
7 – 12 months	89,911	3.2	111,864	4.4
13 – 24 months	245,231	8.8	295,552	11.5
25 – 36 months	293,577	10.5	331,920	12.9
37 – 48 months	323,730	11.6	270,909	10.6
49 – 60 months	265,451	9.5	234,439	9.1
61 – 72 months	232,027	8.3	199,173	7.8
73 – 84 months	199,868	7.1	189,246	7.4
More than 84 months	1,037,672	37.0	837,262	32.7
Total	$2,800,212	100.0%	$2,561,734	100.0%

Liquidity and Capital Resources

Overview

We believe that we will have sufficient capital available from cash on hand, our revolving credit facility, and other borrowing sources to fund our foreseeable cash requirements and near-term growth plans. At the end of 2010 and 2009, cash on a consolidated basis totaled $136 million and $582 million, respectively, of which $82 million and $371 million, respectively, was cash at our Financial Services business segment which will be utilized to meet this segment’s liquidity requirements. In 2010, our Financial Services business completed two securitization transactions totaling $550 million and renewed two variable funding facilities totaling $672 million. We will continue to evaluate additional funding sources to determine the most cost effective source of funds for our Financial Services business segment. These potential sources include, among others, certificates of deposit and securitizations.

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

Our $350 million unsecured revolving credit facility and unsecured senior notes contain certain financial covenants, including the maintenance of minimum debt coverage, a fixed-charge coverage ratio, a cash flow leverage ratio, and a minimum tangible net worth standard. In the event that we failed to comply with these covenants and the failure to comply would go beyond 30 days, a default would trigger and all principal and outstanding interest would immediately be due and payable. At January 1, 2011, we were in compliance with all financial covenants under our credit agreements and unsecured notes. We anticipate that we will continue to be in compliance with all financial covenants under our credit agreements and unsecured notes through the next 12 months.

Although our $350 million unsecured revolving credit facility does not expire until June 2012, volatility and tightening in the credit markets could jeopardize the counterparty obligations of one or more of the banks participating in our facility, which could have an adverse effect on our business if we are not able to replace such credit facility or find other sources of liquidity on acceptable terms. We currently expect all participating banks to provide funding as needed pursuant to the terms of our credit facility.

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

Financial Services Business Segment – The primary cash requirements of WFB relate to the financing of credit card loans.  These cash requirements will increase if our credit card originations increase or if our cardholders' balances or spending increase. WFB sources operating funds in the ordinary course of business through various financing activities, which include funding obtained from securitization transactions, borrowing under its federal funds purchase agreements, obtaining brokered and non-brokered certificates of deposit, and generating cash from operations. WFB completed term securitization transactions for $500 million in April 2009 and $300 million in February 2010 under the Term Asset-Backed Securities Loan Facilities ("TALF") program. The most senior class of asset-backed notes issued in the transactions qualified as "eligible collateral" under the TALF program provided by the Federal Reserve Bank of New York ("FRBNY"). Under the TALF program, the FRBNY provided non-recourse funding to eligible investors who purchased TALF eligible asset-backed notes sponsored by WFB.  No funding was provided directly to WFB.  The TALF program ceased making new loans secured by eligible collateral backed by credit card receivables on March 31, 2010.  WFB does not have any significant continuing obligations under the TALF program, except that under certain circumstances WFB must notify the FRBNY and investors if the asset-backed notes cease to qualify as eligible collateral under the TALF program and WFB agrees to provide certain information regarding the asset-backed notes to the FRBNY.  During 2010, WFB renewed its $260 million and $412 million variable funding facilities that will mature in November 2011 and September 2011, respectively, and completed an additional $250 million term securitization.   In 2011, WFB intends to issue additional certificates of deposit and additional term securitizations or variable funding facilities. We believe that these liquidity sources are sufficient to fund WFB's foreseeable cash requirements and near-term growth plans.

WFB is prohibited by regulations from lending money to Cabela's or other affiliates. WFB is subject to capital requirements imposed by Nebraska banking law and the Visa membership rules, and its ability to pay dividends is also limited by Nebraska and Federal banking law.  If there are any disruptions in the credit markets, our Financial Services business, like many other financial institutions, may increase its funding from certificates of deposit which may result in increased competition in the deposits market with fewer funds available or at unattractive rates.  Our ability to issue certificates of deposit is reliant on our current regulatory capital levels.  WFB is classified as a well-capitalized bank, the highest category under the regulatory framework for prompt corrective action.  If WFB were to be classified as an adequately-capitalized bank, which is the next level category down from well-capitalized, we would be required to obtain a waiver from the FDIC in order to continue to issue certificates of deposit.  In addition to the non-brokered certificates of deposit market to fund growth and maturing securitizations, we have access to the brokered certificates of deposit market through multiple financial institutions for liquidity and funding purposes.

The ability of our Financial Services business to engage in securitization transactions on favorable terms or at all could be adversely affected by disruptions in the capital markets or other events, which could materially affect our business and cause our Financial Services business to lose an important source of capital.  The Reform Act will also affect a number of significant changes relating to asset-backed securities, including additional oversight and regulation of credit rating agencies and additional reporting and disclosure requirements.  As a result of the accounting guidance on consolidations and the accounting for transfers of financial assets and the criteria for determining whether to consolidate a variable interest entity, there was uncertainty over FDIC guidance regarding the safe-harbor for legal isolation of transferred assets provided by FDIC Rule 12 C.F.R. 360.6 “Treatment by the Federal Deposit Insurance Corporation as Conservator or Receiver of Financial Assets Transferred by an Insured Depository Institution in Connection With a Securitization or Participation.” In March 2010, the FDIC announced an interim amendment of this regulation. Under the interim amendment, the legal isolation of property transferred in a securitization transaction prior to September 30, 2010, was preserved, regardless of whether the transfer qualified for sale accounting treatment under new accounting standards if the transfer otherwise complied with the FDIC's regulation. On September 27, 2010, the FDIC approved a final rule that, subject to certain conditions, preserves the safe-harbor treatment applicable to certain grandfathered revolving trusts and master trusts that had issued at least one series of asset-backed securities as of such date, which we believe includes the Trust. The final rule imposes significant new conditions on the availability of the safe-harbor with respect to securitizations that are not grandfathered.

In addition, several rules and regulations have recently been proposed or adopted that may substantially affect issuers of asset-backed securities. On April 7, 2010, the SEC issued proposed rules that will significantly change the offering process, disclosure, and reporting for asset-backed securities. Pursuant to the provisions of the Reform Act, on January 20, 2011, the SEC adopted rules that require issuers of asset-backed securities to disclose demand, repurchase, and replacement information through the periodic filing of a new form with the SEC. These rules also require rating agencies to disclose in any report accompanying a credit rating for an asset-backed security the representations, warranties, and enforcement mechanisms available to investors and how they differ from those in similar securities. Also pursuant to the provisions of the Reform Act, on January 20, 2011, the SEC issued rules that require issuers of registered asset-backed securities to perform a review of the assets underlying the securities and to publicly disclose information relating to the review. These rules also require issuers of asset-backed securities to make publicly available the findings and conclusions of any third-party due diligence report obtained by the issuer. It remains to be seen whether and to what extent the January 20, 2011, rules or any other final rules adopted by the SEC will impact WFB and its ability and willingness to continue to rely on the securitization market for funding.

At the beginning of 2010, WFB's required capital was increased under regulatory capital requirements of the applicable federal agencies as a result of new accounting standards which required the consolidation of the assets and liabilities of the Trust on WFB's balance sheet. As of December 31, 2010, the most recent notification from the FDIC categorized WFB as well-capitalized under the regulatory framework for prompt corrective action. In order for our bank subsidiary to continue to meet the minimum requirements for the well-capitalized classification under the regulatory framework for prompt corrective action, we invested $150 million in 2010 in additional capital in WFB. Effective December 11, 2009, we amended the terms of our credit agreement to allow us to invest up to $225 million into WFB in 2010 plus up to $25 million per year through June 30, 2012, when this credit agreement expires.

Operating, Investing and Financing Activities

The following table presents changes in our cash and cash equivalents for the years ended:

	2010	2009	2008
	(In Thousands)

Net cash provided by operating activities	$167,427	$294,020	$154,968

Net cash used in investing activities	(347,570)	(106,023)	(98,211)

Net cash (used in) provided by financing activities	(265,623)	(15,916)	222,165

2010 versus 2009

Effective fiscal 2010, the consolidation of the assets and liabilities of the Trust resulted in reflecting the net change in total credit card loans originated at Cabela's as an operating activity and the net change in total credit card loans originated at third parties as an investing activity.  Activities in 2009 do not reflect the consolidation of the credit card loans held by the Trust but reflect in operating activities the related securitization transactions associated with securitized loans, including retained interests, and activity on credit card loans held by WFB.

Operating Activities – Cash derived from operating activities decreased $127 million in 2010 compared to 2009. This net decrease in cash from operations was primarily due to inventory growth from the new retail store in Grand Junction, Colorado, and from more merchandise on hand than at the end of 2009 as we are focused on maintaining sufficient core inventory heading into 2011. Inventory increased $69 million in 2010, to a balance of $509 million, compared to a decrease of $78 million in 2009, or to a balance of $440 million. WFB paid cash out on a net basis of $49 million for credit card loans originated at Cabela's through our Retail and Direct businesses. Current and deferred income taxes payable decreased $71 million compared to 2009, partially offset by increases in unrecognized tax benefits and related accrued interest of $44 million and in current and deferred income taxes recoverable of $15 million comparing 2010 to 2009. These net decreases were partially offset by an increase of $66 million in the provision for loan losses.

Investing Activities – Cash used in investing activities increased $242 million in 2010 compared to 2009. In 2010, WFB purchased United States government agency securities totaling $350 million which matured during fiscal 2010.  In addition, WFB disbursed cash on a net basis for credit card loans originated externally at third parties totaling $281 million in 2010.   In 2009, WFB retained asset-backed securities totaling $75 million from the $500 million Series 2009-I issuance of the Trust and purchased triple-A rated notes for $2 million from a previously issued series of the Trust.  WFB classified these notes as asset-backed available for sale securities which are reflected in the consolidated balance sheet under the caption “retained interests in securitized loans, including asset-backed securities.” Cash paid for property and equipment additions totaled $75 million in 2010 compared to $49 million in 2009. At January 2, 2011, we estimated total capital expenditures for the development, construction, and completion of retail stores, including the purchase of economic development bonds, to approximate $37 million through the next 12 months.  We expect to fund these estimated capital expenditures with funds from operations.

The following table presents the growth of our retail stores, and the activity of economic development bonds related to the construction of these stores and related projects, for the years ended:

	2010	2009
	(Dollars In Thousands)

Property and equipment additions	$75,349	$49,113
Proceeds from retirements and maturities of economic development bonds	7,214	2,654

Number of new retail stores opened during the year	1	1
Number of retail stores at the end of the year	31	30
Financing Activities – Cash used in financing activities decreased $250 million in 2010 compared to 2009. This net decrease was primarily due to the repaying of $289 million of secured variable funding Trust obligations in 2010. We also had a decrease of $33 million in the change related to unpresented checks. Partially offsetting these decreases was an increase in time deposits, which WFB utilizes to fund its credit card operations, of $36 million in 2010 compared to a net decrease of $8 million in 2009.  Also, borrowings on our lines of credit for working capital and inventory financing increased $20 million in 2010 compared to 2009.  At the end of 2010 and 2009, there were no amounts outstanding on our unsecured revolving credit facility.

The following table presents the borrowing activities of our merchandising business and WFB for the years ended:

	2010	2009
	(In Thousands)

Borrowings on (repayment of) lines of credit and short-term debt, net	$(5,821)	$(25,901)
Secured borrowings of the Trust, net of repayments	(289,000)	—
Issuances (repayments) of long-term debt, net of repayments	(225)	(289)
Total	$(295,046)	$(26,190)
The following table summarizes our availability under debt and credit facilities, excluding the facilities of WFB, at the end of years:

	2010	2009
	(In Thousands)

Amounts available for borrowing under credit facilities (1)	$365,000	$365,000
Principal amounts outstanding	—	—
Outstanding letters of credit and standby letters of credit	(17,579)	(11,394)
Remaining borrowing capacity, excluding WFB facilities	$347,421	$353,606

(1)	Consists of our revolving credit facility of $350 million and $15 million CAD from the credit facility for our operations in Canada.

In addition, WFB has total borrowing availability of $85 million under its agreements to borrow federal funds. At January 1, 2011, the entire $85 million of borrowing capacity was available to WFB.

Our $350 million unsecured credit agreement requires us to comply with certain financial and other customary covenants, including 1) a fixed charge coverage ratio (as defined) of no less than 1.50 to 1.00 as of the last day of any quarter; 2) a cash flow leverage ratio (as defined) of no more than 3.00 to 1.00 as of the last day of any quarter; and 3) a minimum tangible net worth standard (as defined). In addition, our unsecured senior notes contain various covenants and restrictions such as the maintenance of minimum debt coverage, net worth, and financial ratios. The significant financial ratios and net worth requirements in the long-term debt agreements are 1) a limitation of funded debt to be less than 60% of consolidated total capitalization; 2) cash flow fixed charge coverage ratio (as defined) of no less than 2.00 to 1.00 as of the last day of any quarter; and 3) a minimum consolidated adjusted net worth (as defined). Also, the debt agreements contain cross default provisions to other outstanding credit facilities. In the event that we failed to comply with these covenants and the failure to comply would go beyond 30 days, a default would trigger and all principal and outstanding interest would immediately be due and payable. At January 1, 2011, we were in compliance with all financial covenants under our credit agreements and unsecured notes. We anticipate that we will continue to be in compliance with all financial covenants under our credit agreements and unsecured notes through the next 12 months.

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

2009 versus 2008

Operating Activities – Cash derived from operating activities increased $139 million in 2009 compared to 2008. This net increase in cash from operations was primarily due to a net increase in accounts payable and accrued expenses of $117 million where these balances increased $33 million in 2009 compared to a reduction of $84 million in 2008. WFB paid cash on a net basis for credit card originations (net of cash received from collections, proceeds from new securitizations, and changes in retained interests) of $10 million in 2009 compared to $6 million of net cash received in 2008. Inventory decreased $78 million in 2009, to a balance of $440 million, compared to a decrease of $91 million in 2008, to a balance of $518 million. Current and deferred income taxes payable increased $7 million in 2009 compared to a decrease of $17 million in 2008.

Investing Activities – Cash used in investing activities increased $8 million in 2009 compared to 2008. In 2009, cash paid for property and equipment additions totaled $49 million compared to $91 million for 2008. We opened our Billings, Montana, retail store in May 2009, and two retail stores in 2008. WFB retained asset-backed securities totaling $75 million on April 14, 2009, from the $500 million Series 2009-I issuance of asset-backed notes and purchased triple-A rated notes for approximately $2 million in the secondary markets from previously issued series of the Trust. WFB classified these notes as asset-backed available for sale securities which are reflected in the consolidated balance sheet under the caption “retained interests in securitized loans, including asset-backed securities.” In 2009, we realized $12 million in proceeds from the disposition of certain premises and equipment. We purchased $19 million of economic development bonds in 2008.

Financing Activities – Cash provided by financing activities decreased $238 million in 2009 compared to 2008. This net decrease was primarily due to a net change in WFB’s borrowing of time deposits, which WFB utilizes to fund its credit card operations, decreasing $8 million in 2009 compared to a net increase of $326 million in 2008. Our lines of credit, short and long-term debt, and the variable funding facility of WFB, decreased $26 million in 2009 compared to a decrease of $129 million in 2008.

Economic Development Bonds and Grants

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

After purchasing the bonds, we typically record them on our consolidated balance sheet classified as “available for sale” and value them based upon management’s projections of the amount of tax revenue expected to be generated to support principal and interest payments on the bonds. Because of the unique features of each project, there is no independent market data for valuation of these types of bonds. If sufficient tax revenue is not generated by the subject properties, we will not receive scheduled payments and will be unable to realize the full value of the bonds carried on our consolidated balance sheet. At January 1, 2011, and January 2, 2010, economic development bonds totaled $104 million and $108 million, respectively.

The negotiation of these economic development arrangements has been important to our retail store expansion in the past, and these arrangements may be an important factor in our retail store expansion strategy in certain locations because they allow us to avoid or recapture a portion of the costs involved with opening a new store.

Grants – We generally have received grant funding in exchange for commitments made by us to the state or local government providing the funding. The commitments, such as assurance of agreed employment and wage levels at our retail stores or that the retail store will remain open, typically phase out over approximately five to ten years. If we fail to maintain the commitments during the applicable period, the funds we received may have to be repaid or other adverse consequences may arise, which could affect our cash flows and profitability. At January 1, 2011, and January 2, 2010, the total amount of grant funding subject to specific contractual remedies was $13 million and $10 million, respectively.

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

The total amounts and maturities for our credit card securitizations as of January 1, 2011, were as follows:

			Third Party
		Total	Investor	Third Party
		Available	Available	Investor		Expected
Series	Type	Capacity	Capacity	Outstanding	Interest Rate	Maturity
(Dollars in Thousands)

Series 2006-III	Term	$250,000	$250,000	$250,000	Fixed	October 2011
Series 2006-III	Term	250,000	250,000	250,000	Floating	October 2011
Series 2008-IV	Term	122,500	122,500	122,500	Fixed	September 2011
Series 2008-IV	Term	77,500	75,900	75,900	Floating	September 2011
Series 2009-I	Term	75,000	—	—	Fixed	March 2012
Series 2009-I	Term	425,000	425,000	425,000	Floating	March 2012
Series 2010-I	Term	45,000	—	—	Fixed	January 2015
Series 2010-I	Term	255,000	255,000	255,000	Floating	January 2015
Series 2010-II	Term	127,500	127,500	127,500	Fixed	August 2015
Series 2010-II	Term	122,500	85,000	85,000	Floating	August 2015
Total term		1,750,000	1,590,900	1,590,900
Series 2006-I	Variable Funding	411,765	350,000	293,000	Floating	September 2011
Series 2008-III	Variable Funding	260,115	225,000	100,000	Floating	November 2011
Total variable		671,880	575,000	393,000
Total available		$2,421,880	$2,165,900	$1,983,900
We have been, and will continue to be, particularly reliant on funding from securitization transactions for WFB. A failure to renew existing facilities or to add additional capacity on favorable terms as it becomes necessary could increase our financing costs and potentially limit our ability to grow the business of WFB. Unfavorable conditions in the asset-backed securities markets generally, including the unavailability of commercial bank liquidity support or credit enhancements, could have a similar effect.  WFB completed a securitization transaction for $300 million under the TALF program in February 2010, and an additional $250 million securitization transaction in September 2010. During 2010, WFB renewed its $260 million and $412 million variable funding facilities that will mature in November 2011 and September 2011, respectively.  In 2011, WFB intends to issue additional certificates of deposit and additional term securitizations or variable funding facilities. We believe that these liquidity sources are sufficient to fund WFB's foreseeable cash requirements and near-term growth plans.

Furthermore, WFB's securitized credit card loans could experience poor performance, including increased delinquencies and credit losses, lower payment rates, or a decrease in excess spreads below certain thresholds.  This could result in a downgrade or withdrawal of the ratings on the outstanding securities issued in WFB's securitization transactions, cause “early amortization” of these securities, or result in higher required credit enhancement levels.  Credit card loans performed within established guidelines and no events which could trigger an “early amortization” occurred during the years ended January 1, 2011, and January 2, 2010.

Certificates of Deposit

WFB utilizes brokered and non-brokered certificates of deposit to partially finance its operating activities. WFB issues certificates of deposit in a minimum amount of one hundred thousand dollars in various maturities. At January 1, 2011, WFB had $513 million of certificates of deposit outstanding with maturities ranging from January 2011 to April 2016 and with a weighted average effective annual fixed rate of 3.90%. This outstanding balance compares to $477 million at January 2, 2010, with a weighted average effective annual fixed rate of 4.19%.

Impact of Inflation

We do not believe that our operating results have been materially affected by inflation during the preceding three years. We cannot assure, however, that our operating results will not be adversely affected by inflation in the future.

Contractual Obligations and Other Commercial Commitments

The following tables provide summary information concerning our future contractual obligations at January 1, 2011.

	2011	2012	2013	2014	2015	Thereafter	Total
	(In Thousands)
Long-term debt (1)	$—	$8,143	$8,143	$8,143	$8,143	$299,428	$332,000
Interest payments on
long-term debt (2)	20,750	20,426	19,807	19,185	18,579	10,377	109,124
Capital lease obligations	1,000	1,000	1,000	1,000	1,000	20,500	25,500
Operating leases	6,983	6,619	6,130	5,897	5,822	84,384	115,835
Time deposits by maturity	148,619	87,859	103,393	32,061	137,734	3,085	512,751
Interest payments on
time deposits	18,750	12,287	9,347	4,519	2,396	3,014	50,313
Secured obligations
of the Trust	1,091,400	425,000	—	—	467,500	—	1,983,900
Interest payments on secured
obligations of the Trust	38,847	10,511	8,106	8,106	3,168	—	68,738
Obligations under new store
and expansion arrangements (3)	25,990	13,454	992	1,036	448	7,605	49,525
Purchase obligations (4)	462,148	29,851	9,888	7,500	196	209	509,792
Unrecognized tax benefits (5)	—	—	—	—	—	43,198	43,198
Total	$1,814,487	$615,150	$166,806	$87,447	$644,986	$471,800	$3,800,676

(1)	Excludes amounts owed under capital lease obligations.

(2)	These amounts do not include estimated interest payments due under our revolving credit facilities because the amount that will be borrowed under these facilities in future years is uncertain.

(3)
At January 1, 2011, obligations for new store and expansion arrangements include approximately $37 million of estimated contractual obligations and commitments associated with projected retail store-related expansion and certain obligations under economic development bonds. The table does not include any amounts for contractual obligations associated with retail store locations where we are in the process of certain negotiations.

(4)
Our purchase obligations relate primarily to purchases of inventory, shipping, and other goods and services in the ordinary course of business under binding purchase orders or contracts. The amount of purchase obligations shown is based on assumptions regarding the legal enforceability against us of purchase orders or contracts we had outstanding at the end of 2010. Under different assumptions regarding our rights to cancel our purchase orders, or different assumptions regarding the enforceability of the purchase orders under applicable laws, the amount of purchase obligations shown in the preceding table would be less.

(5)	Amounts for unrecognized tax benefits are not reflected in year 2011 through 2015 since the ultimate amount and timing of any future cash settlements cannot be predicted with reasonable certainty.

The following table provides summary information concerning other commercial commitments at January 1, 2011:

(In Thousands)

Letters of credit (1)	$11,951
Standby letters of credit (1)	5,628
Revolving line of credit for boat and ATV inventory (2)	537
Open account document instructions	43,749
Bank – federal funds (3)	—
Total	$61,865

(1)
Our credit agreement allows for maximum borrowings of $350 million including lender letters of credit and standby letters of credit. At January 1, 2011, the total amount of borrowings under this revolving line of credit, including lender letters of credit and standby letters of credit, was $17 million. Our credit agreement for operations in Canada is for $15 million CAD, of which all is available for borrowing at January 1, 2011.

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

Credit Card Limits – WFB bears off-balance sheet risk in the normal course of its business. One form of this risk is through WFB’s commitment to extend credit to cardholders up to the maximum amount of their credit limits. The aggregate of such potential funding requirements totaled $16 billion above existing balances at the end of 2010. These funding obligations are not included on our consolidated balance sheet. While WFB has not experienced, and does not anticipate that it will experience, a significant draw down of unfunded credit lines by its cardholders, such an event would create a cash need at WFB which likely could not be met by our available cash and funding sources. WFB has the right to reduce or cancel these available lines of credit at any time.

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

Merchandise Revenue Recognition

Revenue is recognized on our Internet and catalog sales when merchandise is delivered to customers at the point of delivery, with the point of delivery based on our estimate of shipping time from our distribution centers to the customer. We recognize reserves for estimated product returns based upon our historical return experience and expectations. Had our estimate of merchandise in-transit to customers and our estimate of product returns been different by 10% at the end of 2010, our operating income would have been higher or lower by approximately $0.5 million. Sales of gift instruments are recorded in merchandise revenue when the gift instruments are redeemed in exchange for merchandise and as a liability prior to redemption. We recognize breakage on gift instruments as revenue when the probability of redemption is remote. Had our estimate of breakage on our recorded liability for gift instruments been different by 10% of the recorded liability at the end of 2010, our operating income would have been higher or lower by approximately $0.5 million.

Inventories

We estimate provisions for inventory shrinkage, damaged goods returned values, and obsolete and slow-moving items based on historical loss and product performance statistics and future merchandising objectives. While we do not believe there is a reasonable likelihood there will be a material change in the future impacting these estimates, actual losses can be higher or lower based on future merchandising decisions and retail economic trends. Had our estimated inventory reserves been different by 10% at the end of 2010, our cost of sales would have been higher or lower by approximately $1.1 million.

Allowance for Loan Losses on Credit Cards

The allowance for loan losses represents management's estimate of probable losses inherent in the credit card loan portfolio. The allowance for loan losses is established through a charge to the provision for loan losses and is regularly evaluated by management for adequacy. Loans on a payment plan or non-accrual are segmented from the rest of the credit card loan portfolio into a restructured credit card loan portfolio before establishing an allowance for loan losses as these loans have a higher probability of loss. Management estimates losses inherent in the credit card loan portfolio based on a model which tracks historical loss experience on delinquent accounts and charge-offs, net of estimated recoveries.  WFB uses a migration analysis that estimates the likelihood that a credit card loan will progress through the various stages of delinquency and to charge-off. The migration analysis estimates the gross amount of principal that will be charged off over of the next twelve months, net of recoveries. This estimate is used to derive an estimated allowance. In addition to these methods of measurement, management also considers other factors such as general economic and business conditions affecting key lending areas, credit concentration, changes in origination and portfolio management, and credit quality trends. Since the evaluation of the inherent loss with respect to these factors is subject to a high degree of uncertainty, the measurement of the overall allowance is subject to estimation risk, and the amount of actual losses can vary significantly from the estimated amounts. For example, had management's estimate of net losses over the next twelve months been different by 10% at the end of 2010, WFB's allowance for loan losses and provision for loan losses would have changed by approximately $9 million.

Credit card loans that have been modified through a fixed payment plan or placed on non-accrual are considered impaired and are collectively evaluated for impairment. WFB charges off credit card loans segment and restructured credit card loans segment on a daily basis after an account becomes at a minimum 130 days contractually delinquent. Accounts relating to cardholder bankruptcies, cardholder deaths, and fraudulent transactions are charged off earlier. WFB recognizes charged-off cardholder fees and accrued interest receivable in interest and fee income that is included in Financial Services revenue.

Catalog Costs

Deferred catalog costs consist of incremental internal and third-party direct costs incurred in the development, production, and circulation of our direct mail catalogs, composed principally of creative design, prepress/production, paper, printing, postal, and mailing costs. Deferred catalog costs are amortized over their expected period of future benefit or twelve months, whichever is shorter, based upon sales forecasts developed using historical sales for similar catalog offerings. Deferred catalog expenses are evaluated for recoverability at each reporting period by comparing the carrying amount associated with each catalog to actual sales data and to projected future cash flows. Had our amortization estimate of deferred catalog costs been different by 10% for 2010, our catalog costs expense would have been higher or lower by approximately $1.9 million.

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

Economic Development Bonds

We recognize economic development bond investments based on estimates of the discounted future cash payments to be received under these bonds. These estimates are also the basis for our recognition of deferred grant revenue to be received under the economic development grants as an offset to construction costs which is amortized over the asset lives of the development. These cash flow estimates are dependent on property and/or sales tax collections derived from our operations, and potentially other businesses, some of which may be in the development stage. Had our fair value estimates been lower by 10% as of the end of 2010, the value of economic development bonds reflected in our consolidated financial statements would have been approximately $10 million less with the unrealized loss reflected in comprehensive income (loss) if the loss was deemed to be temporary. Any declines in the fair value of held-to-maturity and available-for-sale economic development bonds below cost that are deemed to be other than temporary are reflected in earnings as realized losses. Gains and losses on sales are recorded on the trade date and determined using the specific identification method.

Recent Accounting Standards and Pronouncements

In January 2010, the Financial Accounting Standards Board ("FASB") issued ASU No. 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements. This guidance revises two disclosure requirements concerning fair value measurements and clarifies two others. This statement requires separate presentation of significant transfers into and out of Levels 1 and 2 of the fair value hierarchy and disclosure of the reasons for such transfers. It will also require the presentation of purchases, sales, issuances, and settlements within Level 3 on a gross basis rather than a net basis. The amendments also clarify that disclosures should be disaggregated by class of asset or liability and that disclosures about inputs and valuation techniques should be provided for both recurring and non-recurring fair value measurements. The new disclosures about fair value measurements are presented in Note 25 to our consolidated financial statements, except for the requirement concerning gross presentation of Level 3 activity, which is effective for fiscal years beginning after December 15, 2010. The adoption of this statement had no effect on our financial position or results of operations.

In July 2010, the FASB issued ASU No. 2010-20, Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses. This guidance enhances the existing disclosure requirements providing more transparency of the allowance for loan losses and credit quality of financing receivables. The new disclosures that relate to information as of the end of a reporting period are effective for our fiscal 2010 year-end reporting and are presented in Notes 1 and 4 to our consolidated financial statements. The new disclosures that relate to activity occurring during the reporting period will be effective beginning with our first quarter of fiscal 2011.

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

The table below shows the mix of our credit card account balances at the years ended:

	2010	2009	2008
As a percentage of total balances outstanding:
Balances carrying an interest rate based upon various interest rate indices	61.9%	65.2%	66.1%
Balances carrying an interest rate of 9.99%	3.9	2.5	1.9
Balances carrying an interest rate of 0.00%	0.2	0.6	1.3
Balances not carrying interest because their previous month’s balance was paid in full	34.0	31.7	30.7
	100.0%	100.0%	100.0%
Charges on the credit cards issued by our Financial Services segment were priced at a margin over various defined lending rates.  No interest is charged if the account is paid in full within 24 days of the billing cycle, which represented 34.0% of total balances outstanding as of 2010 year end.  Some of the zero percentage promotion expenses are passed through to the merchandise vendors for each specific promotion offered.

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

Foreign Currency Risk

We purchase a significant amount of inventory from vendors outside of the United States in transactions that are primarily U. S. dollar transactions. A small percentage of our international purchase transactions are in currencies other than the U. S. dollar. Any currency risks related to these transactions are immaterial to us. A decline in the relative value of the U. S. dollar to other foreign currencies could, however, lead to increased merchandise costs. For our operations in Canada, we intend to fund all transactions in Canadian dollars and utilize our unsecured revolving credit agreement of $15 million CAD to fund such operations.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Cabela’s Incorporated and Subsidiaries
Sidney, Nebraska

We have audited the accompanying consolidated balance sheets of Cabela’s Incorporated and Subsidiaries (the “Company”) as of January 1, 2011 and January 2, 2010, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended January 1, 2011. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Cabela’s Incorporated and Subsidiaries as of January 1, 2011 and January 2, 2010, and the results of their operations and their cash flows for each of the three years in the period ended January 1, 2011, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 3 to the consolidated financial statements on January 3, 2010, the Company prospectively adopted the accounting standards Accounting Standards Codification (ASC) Topic 810, Consolidations, and ASC Topic 860, Transfers and Servicing, which resulted in the consolidation of the Cabela's Master Credit Card Trust and related entities.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of January 1, 2011, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 25, 2011, expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ Deloitte & Touche LLP

DELOITTE & TOUCHE LLP

Omaha, Nebraska
February 25, 2011

CABELA'S INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Dollars in Thousands Except Earnings Per Share)

	Fiscal Years
	2010	2009	2008
Revenue:
Merchandise sales	$2,412,486	$2,447,635	$2,380,655
Financial Services revenue	227,675	171,414	158,971
Other revenue	23,081	13,191	13,095
Total revenue	2,663,242	2,632,240	2,552,721

Cost of revenue:
Merchandise costs	1,566,165	1,601,136	1,539,157
Cost of other revenue	9,284	1,485	1,057
Total cost of revenue (exclusive of
depreciation and amortization)	1,575,449	1,602,621	1,540,214
Selling, distribution, and administrative expenses	895,405	870,147	865,684
Impairment and restructuring charges	5,626	66,794	5,784

Operating income	186,762	92,678	141,039

Interest expense, net	(27,442)	(23,109)	(29,658)
Other non-operating income, net	7,360	6,955	6,854
Income before provision for income taxes	166,680	76,524	118,235
Provision for income taxes	54,521	26,907	41,831

Net income	$112,159	$49,617	$76,404

Earnings per basic share	$1.65	$0.74	$1.15
Earnings per diluted share	$1.62	$0.74	$1.14

Basic weighted average shares outstanding	67,791,782	67,007,656	66,384,004
Diluted weighted average shares outstanding	69,086,533	67,453,474	67,158,583

Refer to notes to consolidated financial statements.

CABELA'S INCORPORATED AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands Except Par Values)

	January 1, 2011	January 2, 2010
ASSETS
CURRENT
Cash and cash equivalents	$136,419	$582,185
Restricted cash of the Trust	18,575	—
Accounts receivable, net of allowance for doubtful accounts of $3,416 and $1,364	47,218	31,925
Credit card loans, net of allowances of $1,374	—	135,935
Credit card loans (includes restricted credit card loans of the Trust of
$2,775,768), net of allowance for loan losses of $90,900	2,709,312	—
Inventories	509,097	440,134
Prepaid expenses and other current assets	123,304	150,913
Deferred income taxes	2,136	—
Total current assets	3,546,061	1,341,092
Property and equipment, net	817,947	811,765
Land held for sale or development	21,816	30,772
Retained interests in securitized loans, including asset-backed securities	—	176,034
Economic development bonds	104,231	108,491
Deferred income taxes	12,786	—
Other assets	28,338	23,731
Total assets	$4,531,179	$2,491,885

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT
Accounts payable, including unpresented checks of $27,227 and $44,394	$214,757	$215,229
Gift instruments, and credit card and loyalty rewards programs	202,541	183,915
Accrued expenses	138,510	145,797
Time deposits	148,619	120,384
Current maturities of secured variable funding obligations of the Trust	393,000	—
Current maturities of secured long-term obligations of the Trust	698,400	—
Current maturities of long-term debt	230	3,101
Income taxes payable	2,880	27,446
Deferred income taxes	—	25,866
Total current liabilities	1,798,937	721,738
Long-term time deposits	364,132	356,280
Secured long-term obligations of the Trust, less current maturities	892,500	—
Long-term debt, less current maturities	344,922	345,178
Deferred income taxes	—	20,824
Other long-term liabilities	106,140	63,444

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Preferred stock, $0.01 par value; Authorized – 10,000,000 shares; Issued – none	—	—
Common stock, $0.01 par value:
Class A Voting, Authorized – 245,000,000 shares; Issued – 68,156,154 and 67,287,575 shares	681	673
Class B Non-voting, Authorized – 245,000,000 shares; Issued – none	—	—
Additional paid-in capital	306,149	285,490
Retained earnings	720,294	697,293
Accumulated other comprehensive income (loss)	(2,576)	965
Total stockholders’ equity	1,024,548	984,421
Total liabilities and stockholders’ equity	$4,531,179	$2,491,885

Refer to notes to consolidated financial statements.

CABELA'S INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
	Fiscal Years
	2010	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$112,159	$49,617	$76,404
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	69,872	70,566	64,673
Impairment and restructuring, net of cash	5,626	62,237	2,482
Stock based compensation	11,198	9,410	6,535
Deferred income taxes	19,407	(9,927)	6,928
Provision for loan losses	66,814	1,107	1,260
Other, net	(2,081)	3,555	(6,992)
Change in operating assets and liabilities, net of business acquisition:
Accounts receivable	(17,623)	11,599	2,633
Change in credit card loans originated from internal operations, net	(49,415)	—	—
Credit card loans held for sale, net	—	(177,461)	(271,730)
Securitizations of credit card loans, net	—	207,312	292,687
Retained interests in securitized loans (including asset-backed securities)	—	(39,724)	(14,578)
Inventories	(73,217)	71,773	90,502
Prepaid expenses and other current assets	24,121	(17,009)	(12,517)
Land held for sale or development	8,032	(339)	1,474
Accounts payable and accrued expenses	(1,629)	33,418	(83,857)
Gift certificates, and credit card and loyalty rewards programs	18,626	(828)	576
Other long-term liabilities	9,738	1,306	22,050
Income taxes payable	(34,201)	17,408	(23,562)
Net cash provided by operating activities	167,427	294,020	154,968

CASH FLOWS FROM INVESTING ACTIVITIES:
Property and equipment additions	(75,349)	(49,113)	(91,164)
Proceeds from dispositions of property and equipment	3,025	11,914	27
Purchases of economic development bonds	—	—	(18,525)
Purchases of held-to-maturity investment securities	(349,738)	—	—
Maturities of held-to-maturity investment securities	350,000	—	—
Proceeds from retirements and maturities of economic development bonds	7,214	2,654	3,405
Purchases of asset-backed availible-for-sale securities classified with retained interests in securitized loans	—	(76,924)	—
Change in restricted cash of the Trust, net	846	—	—
Change in credit card loans originated externally, net	(280,924)	333	2,450
Proceeds from sales or maturities of short-term investments	—	—	2,946
Other investing changes, net	(2,644)	5,113	2,650
Net cash used in investing activities	(347,570)	(106,023)	(98,211)

CASH FLOWS FROM FINANCING ACTIVITIES:
Change in unpresented checks net of bank balance	(17,167)	16,177	16,877
Change in time deposits, net	36,088	(8,225)	325,608
Changes in short-term borrowings of financial services subsidiary	—	—	(100,000)
Borrowings on secured obligations of the Trust	1,110,500	—	—
Repayments on secured obligations of the Trust	(1,399,500)	—	—
Borrowings on revolving credit facilities and inventory financing	477,514	626,091	778,135
Repayments on revolving credit facilities and inventory financing	(483,335)	(651,992)	(815,710)
Issuances of long-term debt	—	—	61,200
Payments on long-term debt	(225)	(289)	(52,874)
Exercise of employee stock options and employee stock purchase plan issuances, net	8,168	4,346	7,719
Other financing changes, net	2,334	(2,024)	1,210
Net cash (used in) provided by financing activities	(265,623)	(15,916)	222,165
Net change in cash and cash equivalents	(445,766)	172,081	278,922
Cash and cash equivalents, at beginning of year	582,185	410,104	131,182
Cash and cash equivalents, at end of year	$136,419	$582,185	$410,104

Refer to notes to consolidated financial statements.

CABELA'S INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Dollars in Thousands)
					Accumulated
	Common		Additional		Other
	Stock	Common	Paid-In	Retained	Comprehensive
	Shares	Stock	Capital	Earnings	Income (Loss)	Total

BALANCE, beginning of 2008	65,888,384	$659	$257,351	$571,272	$(723)	$828,559
Comprehensive income:
Net income	—	—	—	76,404	—	76,404
Unrealized loss on economic development
bonds, net of taxes of $(3,200)	—	—	—	—	(5,425)	(5,425)
Derivative adjustment, net
of taxes of $(24)	—	—	—	—	(43)	(43)
Foreign currency translation adjustment	—	—	—	—	(406)	(406)
Total comprehensive income						70,530
Stock-based compensation	—	—	6,058	—	—	6,058
Employee stock purchase plan issuances	64,668	—	513	—	—	513
Issuance of restricted stock	111,324	1	—	—	—	1
Exercise of employee stock options	769,608	8	7,198	—	—	7,206
Tax benefit on employee
stock option exercises	—	—	838	—	—	838

BALANCE, end of 2008	66,833,984	668	271,958	647,676	(6,597)	913,705
Comprehensive income:
Net income	—	—	—	49,617	—	49,617
Unrealized gain on economic development
bonds, net of taxes of $2,487	—	—	—	—	4,104	4,104
Unrealized gain on asset-backed available-
for-sale securities, net of taxes of $2,071	—	—	—	—	3,650	3,650
Derivative adjustment, net of taxes of $(7)	—	—	—	—	(11)	(11)
Foreign currency translation adjustment	—	—	—	—	(181)	(181)
Total comprehensive income						57,179
Stock-based compensation	—	—	9,057	—	—	9,057
Employee stock purchase plan issuances	217,707	3	2,250	—	—	2,253
Exercise of employee stock options	235,884	2	2,091	—	—	2,093
Tax benefit on employee
stock option exercises	—	—	134	—	—	134

BALANCE, end of 2009	67,287,575	673	285,490	697,293	965	984,421
Effect of adopting ASC Topics 810 and 860,
net of tax	—	—	—	(89,158)	(3,650)	(92,808)
Comprehensive income:
Net income	—	—	—	112,159	—	112,159
Unrealized loss on economic development
bonds, net of taxes of $(390)	—	—	—	—	(694)	(694)
Derivative adjustment, net of taxes of $2	—	—	—	—	10	10
Foreign currency translation adjustment	—	—	—	—	793	793
Total comprehensive income						112,268
Stock-based compensation	—	—	10,879	—	—	10,879
Employee stock purchase plan issuances	130,034	1	2,220	—	—	2,221
Exercise of employee stock options	738,545	7	5,940	—	—	5,947
Tax benefit on employee
stock option exercises	—	—	1,620	—	—	1,620
BALANCE, end of 2010	68,156,154	$681	$306,149	$720,294	$(2,576)	$1,024,548

Refer to notes to consolidated financial statements.

CABELA’S INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands Except Share and Per Share Amounts)

1.    NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business – Cabela’s Incorporated is a retailer of hunting, fishing, and outdoor gear, offering products through retail stores, the Internet, and regular and special catalog mailings. Cabela’s operates 31 retail stores, 30 located in 22 states and one located in Winnipeg, Manitoba. World’s Foremost Bank (“WFB”), a wholly-owned bank subsidiary of Cabela’s, is a limited purpose bank formed under the Competitive Equality Banking Act of 1987. The lending activities of WFB are limited to credit card lending and its deposit issuance is limited to time deposits of at least one hundred thousand dollars.

Principles of Consolidation – The consolidated financial statements include the accounts of Cabela’s Incorporated and its wholly-owned subsidiaries (“Cabela’s,” “Company,” “we,” “our,” or “us”). All material intercompany accounts and transactions have been eliminated in consolidation. The guidance of Accounting Standards Codification ("ASC") Topics 810, Consolidations, and 860, Transfers and Servicing, resulted in the consolidation of the Cabela's Master Credit Card Trust and related entities (collectively referred to as the “Trust”) effective January 3, 2010.  The consolidation of the Trust eliminated retained interests in securitized loans and required the establishment of an allowance for loan losses on the securitized credit card loans.  The credit card loans of the Trust are recorded as restricted credit card loans and the liabilities of the Trust are recorded as secured borrowings.  The secured borrowings still contain the legal isolation requirements which would protect the assets pledged as collateral for the securitization investors as well as protecting Cabela's and WFB from any liability from default on the notes. In 2010, Cabela's began reporting the results of operations of the Company's Financial Services business in a manner similar to its historical managed presentation for financial performance of the total managed portfolio of credit card loans, excluding income derived from the changes in the valuation of our interest-only strip, cash reserve accounts, and cash accounts associated with the securitized loans.

Evaluation of Subsequent Events – Management of the Company evaluated subsequent events through the filing date of this Form 10-K and determined that there were no subsequent events to recognize or disclose in the consolidated financial statements presented herein.

Reporting Year – The Company's fiscal year ends on the Saturday nearest to December 31. Unless otherwise stated, the fiscal years referred to in the notes to these consolidated financial statements are the 52 weeks ended January 1, 2011 (“2010” or “year ended 2010”), the 53 weeks ended January 2, 2010 (“2009” or “year ended 2009”), and the 52 weeks ended December 27, 2008 (“2008” or “year ended 2008”). WFB follows a calendar fiscal period and, accordingly, fiscal years end on December 31st. Fiscal 2010 consisted of 52 weeks and fiscal 2009 consisted of 53 weeks. The effect of the extra week in 2009 on total revenues was an increase of $51,444.

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

Revenue Recognition –Revenue is recognized for retail store sales at the time of the sale in the store and for Direct sales when the merchandise is delivered to the customer. The Company recognizes a reserve for estimated product returns based on our historical returns experience. Shipping fees charged to customers are included in net revenue and shipping costs are included in cost of revenue.

Revenue from the sale of gift certificates, gift cards, and e-certificates ("gift instruments") is recognized in revenue when the gift instruments are redeemed for merchandise or services. The Company records gift instrument breakage as revenue when the probability of redemption is remote. Historically, the Company recognized breakage seven years after the issuance of a gift certificate or gift card. In the fourth quarter of 2008, the Company began recognizing breakage on gift instruments four years after issuance as a result of changes in trends in the types of gift instruments issued and the related redemption rates. The impact of the change in estimate in the fourth quarter of 2008 was an increase in revenue and operating income of $8,702. Total gift instrument breakage was $4,839, $4,522, and $10,152 for 2010, 2009, and 2008, respectively. Cabela's gift instrument liability at the end of 2010 and 2009 was $110,791 and $103,305, respectively.

CABELA’S INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands Except Share and Per Share Amounts)

Financial Services revenue includes credit card interest and fees relating to late payments, over limit, payments made with a customer service representative, returned check, payment assurance, foreign currency transactions, and cash advance transactions. Interest and fees are accrued in accordance with the terms of the applicable cardholder agreements on credit card loans until the date of charge-off unless placed on non-accrual. Interchange income is earned when a charge is made to a customer’s account.

Cost of Revenue and Selling, Distribution, and Administrative Expenses – The Company's cost of revenue primarily consists of merchandise acquisition costs, including freight-in costs, as well as shipping costs. The Company's selling, distribution, and administrative expenses consist of the costs associated with selling, marketing, warehousing, retail store replenishment, and other operating expense activities. All depreciation and amortization expense is associated with selling, distribution, and administrative activities, and accordingly, is included in this same category on the consolidated statement of operations.

Cash and Cash Equivalents – Cash equivalents include credit card and debit card receivables from other banks, which settle within one to four business days. Receivables from other banks totaled $5,521 and $13,308 at the end of 2010 and 2009, respectively. Unpresented checks, net of available cash bank balances, are classified as current liabilities. Cash and cash equivalents of WFB were $81,904 and $371,408 at the end of 2010 and 2009, respectively. Due to regulatory restrictions on WFB, we are restricted from using cash held by WFB for non-banking operations.

Credit Card Loans – Credit card loans are reported at their principal amounts outstanding less the allowance for loan losses. As part of collection efforts, a credit card loan may be closed and placed on non-accrual or restructured in a fixed payment plan prior to charge off. WFB's fixed payment plans consist of a lower interest rate, reduced minimum payment, and elimination of fees. Loans on fixed payment plans include loans in which the customer has engaged a consumer credit counseling agency to assist them in managing their debt. Customers who miss two consecutive payments once placed on a payment plan or on non-accrual will resume accruing interest at the rate they had accrued at before they were placed on a plan. Payments received on non-accrual loans are applied to principal. WFB does not record any liabilities for off balance sheet risk of unfunded commitments through the origination of unsecured credit card loans.

The direct credit card account origination costs associated with costs of successful credit card originations incurred in transactions with independent third parties, and certain other costs incurred in connection with credit card approvals, are deferred in other current assets and are amortized on a straight-line basis over 12 months. Other account solicitation costs, including printing, list processing costs, telemarketing and postage, are expensed as solicitation occurs.

Allowance for Loan Losses – The allowance for loan losses represents management's estimate of probable losses inherent in the credit card loan portfolio. The allowance for loan losses is established through a charge to the provision for loan losses and is regularly evaluated by management for adequacy. Loans on a payment plan or non-accrual are segmented from the rest of the credit card loan portfolio into a restructured credit card loan segment before establishing an allowance for loan losses as these loans have a higher probability of loss. Management estimates losses inherent the credit card loans segment and restructured credit card loans segment based on a model which tracks historical loss experience on delinquent accounts and charge-offs, net of estimated recoveries.  WFB uses a migration analysis that estimates the likelihood that a credit card loan will progress through the various stages of delinquency and to charge-off. The migration analysis estimates the gross amount of principal that will be charged off over of the next 12 months, net of recoveries. This estimate is used to derive an estimated allowance. In addition to these methods of measurement, management also considers other factors such as general economic and business conditions affecting key lending areas, credit concentration, changes in origination and portfolio management, and credit quality trends. Since the evaluation of the inherent loss with respect to these factors is subject to a high degree of uncertainty, the measurement of the overall allowance is subject to estimation risk, and the amount of actual losses can vary significantly from the estimated amounts.

Credit card loans that have been modified through a fixed payment plan or placed on non-accrual are considered impaired and are collectively evaluated for impairment. WFB charges off credit card loans and restructured credit card loans on a daily basis after an account becomes at a minimum 130 days contractually delinquent. Accounts relating to cardholder bankruptcies, cardholder deaths, and fraudulent transactions are charged off earlier. WFB recognizes charged-off cardholder fees and accrued interest receivable in interest and fee income that is included in Financial Services revenue.

CABELA’S INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands Except Share and Per Share Amounts)

Securitization of Credit Card Loans – Prior to the consolidation of the Trust on January 3, 2010, WFB sold the majority of its credit card loans to a securitization trust and recognized related gains or losses as a component of securitization income in Financial Services revenue. WFB retains a minimum 20 day average of 5% of the interests in the securitization trust, which was known as a “transferor interest” in the securitized loans, and ranks equal with the investor notes. Credit card loans classified as held for sale, which included WFB’s transferor’s interest in securitized credit card loans, were carried at the lower of cost or market. Net unrealized losses, if any, were recognized in income through a valuation allowance. Although WFB continued to service the underlying credit card accounts and maintained the customer relationships, these securitization transactions were treated as sales and the securitized loans were not included in the Company's consolidated balance sheet. Gains or losses were recognized at the time of sale, and depended in part on the carrying amount assigned to the credit card loans sold, which was allocated between the assets sold and retained interest based on their relative fair values at the date of transfer. WFB recognized a loss on sales totaling $4,157 for 2009 and a gain on sales totaling $15,657 for 2008.

WFB retained certain interests in securitized loans, including a transferor’s interest, servicing rights, interest-only strips, cash reserve accounts, and in some cases cash accounts. WFB classified the interest-only strips and cash reserve accounts as retained interests in securitized loans. A servicing asset or liability was not recognized as WFB received adequate compensation relative to current market servicing rates.

In addition, WFB owned asset-backed securities from its securitizations, which in some cases were subordinated to other notes issued as retained interests in securitized loans. The asset-backed securities were classified as trading securities or available-for-sale securities. Asset-backed trading securities fluctuated daily based on the short-term operational needs of WFB. Advances and pay downs on the trading securities were at par value. Therefore, the par value of the asset-backed trading securities approximated fair value. Asset-backed available-for-sale securities were carried at fair value with changes reflected in accumulated other comprehensive income. For asset-backed available-for-sale securities, WFB estimated fair value using discounted cash flow projection estimates based upon management’s evaluation of contractual principal and interest cash flows.

WFB retained rights to future cash flows from (i) finance charge collections, certain fee collections, allocated interchange, and recoveries on charged-off accounts net of collection costs arising after investors have received the return for which they are entitled; (ii) reimbursement for charged-off accounts; and (iii) after certain administrative costs, such as servicing fees. This portion of the retained interests was known as interest-only strips and was subordinate to investor’s interests. For interest-only strips and cash reserve accounts, WFB estimated related fair values based on the present value of future expected cash flows using assumptions for credit losses, finance charge yields, payment rates, and discount rates commensurate with the risks involved, but did not include interchange income since interchange income was earned only when a charge was made to a customer’s account. The value of the interest-only strips and cash reserve accounts were subject to credit, payment rate, and interest rate risks on the loans sold. For cash accounts, WFB estimated related fair values based on the present value of future expected cash flows using discount rates commensurate with the risks involved. Fair value changes in the interest-only strips and cash reserve accounts were recorded in securitization income included in Financial Services revenue.

Inventories – Inventories are stated at the lower of average cost or market. All inventories are finished goods. The reserve for inventory shrinkage, estimated based on cycle counts and physical inventories, was $5,775 and $7,529 at the end of 2010 and 2009, respectively. The reserves for returns of damaged goods, obsolescence, and slow-moving items, estimated based upon historical experience, inventory aging, and specific identification, were $5,341 and $4,451 at the end of 2010 and 2009, respectively.

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

Deferred Catalog Costs and Advertising – Advertising production costs are expensed as the advertising occurs except for catalog costs which are amortized over the expected period of benefit estimated at three to 12 months after mailing. Unamortized catalog costs totaled $18,694 and $26,098 at the end of 2010 and 2009, respectively. Advertising expense, including catalog costs amortization and website marketing paid search fees, was $179,008, $188,312, and $212,379 for 2010, 2009, and 2008, respectively. Advertising vendor reimbursements netted in advertising expense above totaled $1,501, $1,602, and $1,834 for 2010, 2009, and 2008, respectively.

CABELA’S INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands Except Share and Per Share Amounts)

Store Pre-opening Expenses – Non-capital costs associated with the opening of new stores are expensed as incurred.

Leases – The Company leases certain retail locations, distribution centers, office space, equipment and land. Assets held under capital lease are included in property and equipment. Operating lease rentals are expensed on a straight-line basis over the life of the lease. At the inception of a lease, the Company determines the lease term by assuming the exercise of those renewal options that are reasonably assured because of the significant economic penalty that exists for not exercising those options. The exercise of lease renewal options is at the Company's sole discretion. The expected lease term is used to determine whether a lease is capital or operating and is used to calculate straight-line rent expense. Additionally, the depreciable life of buildings and leasehold improvements is limited by the expected lease term.

Property and Equipment – Property and equipment are stated at cost. Depreciation and amortization are provided over the estimated useful lives of the assets, including assets held under capital leases, on a straight-line basis. Leasehold improvements are amortized over the lease term or, if shorter, the useful lives of the improvements. Assets held under capital lease agreements are amortized using the straight-line method over the shorter of the estimated useful lives of the assets or the lease term. When property is fully depreciated, retired or otherwise disposed of, the cost and accumulated depreciation are removed from the accounts and any resulting gain or loss is reflected in the consolidated statement of income. The costs of major improvements that extend the useful life of an asset are capitalized. Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Capitalized interest on projects during the construction period totaled $124, $233, and $2,472 for 2010, 2009, and 2008, respectively. Costs related to internally developed software are capitalized and amortized on a straight-line basis over their estimated useful lives. In 2009, the Company removed $39,221 from its property and equipment balance of fully depreciated assets that were no longer in service. This asset adjustment was based primarily on an analysis of the Company's property and equipment records and had no net impact on Cabela's 2009 consolidated balance sheet, statement of income or statement of cash flows.

Intangible Assets – Intangible assets are recorded in other assets and include non-compete agreements and goodwill. At the end of 2010 and 2009, intangible assets totaled $5,342 and $5,756, net of accumulated amortization of $2,200 and $2,862, respectively. For the fourth quarters of 2010 and 2009, in connection with the preparation of our consolidated financial statements, the Company completed its annual impairment analyses of goodwill and other intangible assets. The Company did not recognize any impairment in 2010, but recognized an impairment of $460 and $1,070 in 2009 and 2008, respectively. The Company recorded impairment and restructuring charges where projected discounted cash flows were less than the fair value of the reporting unit.

Intangible assets, excluding goodwill, are amortized over three to five years. Amortization expense for these intangible assets for the next five years is estimated to approximate $593 (2011), $426 (2012), $140 (2013), $134 (2014), $114 (2015), and $416 (2016 and thereafter). The Company has goodwill of $3,519 in its consolidated balance sheet at the end of 2010 relating to an acquisition of a Canadian outdoors specialty retailer. The change in the carrying value of goodwill from 2009 is due to foreign currency adjustments.

Land Held for Sale or Development – Proceeds from the sale of land from development activities are recognized in other revenue and the corresponding costs of land sold are recognized in other costs of revenue.

Government Economic Assistance – When Cabela's constructs a new retail store or retail development, the Company may receive economic assistance from local governments to fund a portion or all of the Company's associated capital costs. This assistance typically comes in the form of cash and/or land grants and has been typically funded by the local government through proceeds from the sale of economic development bonds. The Company has historically purchased the majority of the bonds associated with its developments. Cash grants are made available to fund land, retail store construction, and/or development infrastructure costs. Economic development bonds are typically repaid through sales and/or property taxes generated by the retail store and/or within a designated development area. Cash and land grants are recognized as deferred grant income as a reduction to the costs, or recognized fair value in the case of land grants, of the associated property and equipment. Deferred grant income is amortized to earnings, as a reduction of depreciation expense, over the average estimated useful life of the associated assets.

CABELA’S INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands Except Share and Per Share Amounts)

Deferred grant income estimates, and their associated present value, are updated whenever events or changes in circumstances indicate that their recorded amounts may not be recovered. These estimates are determined when estimation of the fair value of associated economic development bonds are performed if there are related bond investments. When it is determined that recorded amounts will not be recovered through projected discounted cash flows, an adjustment is made to reduce deferred grant income, and accumulated amortization on the deferred grant at that point in time is reversed as an increase to depreciation expense. The Company may agree to guarantee deficiencies in tax collections which fund the repayment of economic development bonds. The Company did not guarantee any economic development bonds at the end of 2010, 2009 or 2008.

Land grants typically include land associated with the retail store and may include other land for sale and further development. Land grants are recognized at the fair value of the land on date of grant. Deferred grant income on land grants is recognized as a reduction to depreciation expense over the estimated life of the related assets of the developments. In 2010, the Company received land grants with a fair value of $6,847. In 2009, the Company did not receive any land under these grants.

Certain grants contain covenants the Company is required to comply with regarding minimum employment levels, maintaining retail stores in certain locations, and maintaining office facilities in certain locations. For these grants the Company recognizes grant revenue as the milestones associated with the grant are met. For 2010 and 2009, the Company was in compliance with the requirements under these grants.

Economic Development Bonds – Economic development bonds issued by state and local municipalities are classified as available-for-sale and recorded at their fair value. Fair values of bonds are estimated using discounted cash flow projections based on available market interest rates and management estimates including the estimated amounts and timing of expected future tax payments to be received by the municipalities under development zones. These fair values do not reflect any premium or discount that could result from offering these bonds for sale or through early redemption, or any related income tax impact. Declines in the fair value of available-for-sale economic development bonds below cost that are deemed to be other than temporary are reflected in earnings.

Credit Card and Loyalty Rewards Programs – Cabela’s CLUB Visa cardholders receive Cabela’s points based on the dollar amounts of transactions through WFB issued credit cards which may be redeemed for Cabela’s products and services. Points may also be awarded for special promotions for the acquisition and retention of accounts. The dollar amount of related points are accrued as earned by the cardholder and recorded as a reduction in Financial Services revenue. In addition to the WFB issued credit cards, customers receive points for purchases at Cabela’s from various loyalty programs. The dollar amount of unredeemed credit card points and loyalty points was $91,750 and $80,610 at the end of 2010 and 2009, respectively. The total cost incurred for all credit card rewards and loyalty programs was $136,375, $121,512, and $118,269 for 2010, 2009, and 2008, respectively.

Income Taxes – The Company files consolidated federal and state income tax returns with its wholly-owned subsidiaries. The consolidated group follows a policy of requiring each entity to provide for income taxes in an amount equal to the income taxes that would have been incurred if each were filing separately. The Company recognizes deferred income tax assets and liabilities for the expected future tax consequences of temporary differences between the financial statement carrying amounts and the tax bases of our assets and liabilities. The Company establishes valuation allowances if we believe it is more likely than not that some or all of the Company's deferred tax assets will not be realized.

Stock-Based Compensation – The Company adopted the provisions of ASC 718-10, Share-Based Payment, on January 1, 2006, using the modified prospective transition method. For equity awards issued after January 1, 2006, compensation expense is estimated based on grant date fair value on a straight-line basis over the requisite service period. For awards granted prior to, but not yet vested as of January 1, 2006, the Company estimated compensation expense based on the grant date fair value estimated under the provisions of Accounting Principles Board Opinion No. 25. Costs associated with all awards are included in compensation expense as a component of selling, distribution, and administrative expenses.

CABELA’S INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands Except Share and Per Share Amounts)

Financial Instruments and Credit Risk Concentrations – Financial instruments which may subject the Company to concentrations of credit risk are primarily cash, cash investments, and accounts receivable. The Company invests primarily in money market accounts or tax-free municipal bonds, with short-term maturities, limiting the amount of credit exposure to any one entity. At January 1, 2011, the Company had approximately $45,970 in cash invested in overnight funds at a major financial institution. Concentrations of credit risk on accounts receivable are limited due to the nature of the Company's receivables.

Fair Value of Financial Instruments – The carrying amount of cash and cash equivalents, accounts receivable, restricted cash, accounts payable, gift certificates (including credit card loyalty rewards programs), accrued expenses, short-term borrowings, and income taxes payable included in the consolidated balance sheets approximate fair value given the short-term nature of these financial instruments. The estimated fair values of the Company's long-term debt instruments are based on the amount of future cash flows associated with each instrument discounted using current borrowing rates for similar debt instruments of comparable maturity.

Comprehensive Income (Loss) – Comprehensive income (loss) consists of net income, derivative adjustments, unrealized gains and losses on available-for-sale economic development bonds and asset-backed available-for-sale securities, and foreign currency translation adjustments, net of related income taxes.

Currency Translation – Assets and liabilities of Cabela's Canadian operations are translated into United States dollars at currency exchange rates in effect at the end of a reporting period. Gains and losses from translation into United States dollars are included in accumulated other comprehensive income (loss) in our consolidated balance sheets. Revenues and expenses are translated at average monthly currency exchange rates.

Earnings Per Share – Basic earnings per share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is computed by dividing net income by the sum of the weighted average number of shares outstanding plus all additional common shares that would have been outstanding if potentially dilutive common share equivalents had been issued.

2.     ACCOUNTING PRONOUNCEMENTS

In January 2010, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements. This guidance revises two disclosure requirements concerning fair value measurements and clarifies two others. This statement requires separate presentation of significant transfers into and out of Levels 1 and 2 of the fair value hierarchy and disclosure of the reasons for such transfers. It also requires the presentation of purchases, sales, issuances, and settlements within Level 3 on a gross basis rather than a net basis. The amendments also clarify that disclosures should be disaggregated by class of asset or liability and that disclosures about inputs and valuation techniques should be provided for both recurring and non-recurring fair value measurements. The new disclosures about fair value measurements are presented in Note 25, except for the requirement concerning gross presentation of Level 3 activity, which is effective for fiscal years beginning after December 15, 2010. The adoption of this statement had no effect on the Company's financial position or results of operations.

In July 2010, the FASB issued ASU No. 2010-20, Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses. This guidance enhances the existing disclosure requirements providing more transparency of the allowance for loan losses and credit quality of financing receivables. The new disclosures that relate to information as of the end of a reporting period are effective for the Company's fiscal 2010 year-end reporting. The new disclosures that relate to activity occurring during the reporting period will be effective beginning with the Company's first quarter of fiscal 2011.

CABELA’S INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands Except Share and Per Share Amounts)

3.	CHANGE IN ACCOUNTING PRINCIPLES - CONSOLIDATION OF CABELA'S MASTER CREDIT CARD TRUST

Change in Accounting Principles:

The Company's wholly-owned bank subsidiary, WFB, utilizes the Trust for the purpose of routinely selling and securitizing credit card loans and issuing beneficial interest to investors. In June 2009, the Financial FASB issued Statement of Financial Accounting Standards (“FAS”) No. 167, Amendments to FASB Interpretation No. 46(R),  which was codified to ASC Topic 810, Consolidations, in December 2009, and FAS No. 166, Accounting for Transfers of Financial Assets, an amendment of FASB Statement No. 140, which was codified to ASC Topic 860, Transfers and Servicing, in December 2009, which significantly changed the accounting for transfers of financial assets and the criteria for determining whether to consolidate a variable interest entity (“VIE”).  The update to ASC Topic 860 eliminated the qualifying special purpose entity (“QSPE”) concept and the update to ASC Topic 810 required reporting entities to evaluate former QSPEs for consolidation, changed the approach to determining a VIE's primary beneficiary from a mainly quantitative assessment to an exclusively qualitative assessment designed to identify a controlling financial interest, and increased the frequency of required reassessments to determine whether a company is the primary beneficiary of a VIE.  With the elimination of the QSPE concept, the Trust was evaluated based upon its characteristics, risks, purpose, WFB's involvement, what activities most significantly impact its economic performance, and what entity has the right to receive benefits or obligations to absorb losses that would be significant to the Trust to determine if the Trust was a VIE and if WFB was the primary beneficiary of the Trust.  Based upon this qualitative evaluation, WFB was determined to be the primary beneficiary of the Trust therefore resulting in the consolidation of the Trust effective January 3, 2010, under the guidance of ASC Topics 810 and 860.  Prior to these updates to ASC Topics 810 and 860, the securitizations issued by the Trust qualified for sales treatment under generally accepted accounting principles (“GAAP”); therefore, the Trust was excluded from the consolidated financial statements in accordance with GAAP.

The consolidation of the Trust added to the consolidated balance sheet the securitized credit card loans as restricted credit card loans and the obligations of the Trust as secured borrowings.  The consolidation of the Trust eliminated retained interests in securitized loans, including asset-backed securities, and required the establishment of an allowance for loan losses on the securitized credit card loans. As a result of the initial adoption of the updates to ASC Topics 810 and 860, the Company's retained earnings were adjusted for the additional allowance for loan losses, the recording of the fair value of an interest rate swap relating to a variable rate obligation of the Trust, and the derecognition of the interest-only strip (previously a component of retained interests), net of tax effects.  The components for the Financial Services segment will not be comparable to prior year amounts as a result of the consolidation of the Trust with the adoption of ASC Topics 810 and 860 as of January 3, 2010. In 2010, the securitization income component is no longer reflected; rather the remaining components now reflect the financial performance of the entire managed portfolio which includes the Trust.

CABELA’S INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands Except Share and Per Share Amounts)

The following table shows the Company's opening consolidated balance sheet on January 3, 2010, including the assets and liabilities of the Trust, pursuant to the adoption of ASC Topics 810 and 860:

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
At the beginning of fiscal 2010, WFB's required capital was increased under regulatory capital requirements of the applicable federal agencies due to the consolidation of the assets and liabilities of the Trust on WFB's balance sheet. As of December 31, 2010, the most recent notification from the Federal Deposit Insurance Corporation ("FDIC") categorized WFB as well-capitalized under the regulatory framework for prompt corrective action. In order for WFB to continue to meet the minimum requirements for the well-capitalized classification under the regulatory framework for prompt corrective action, Cabela's invested $150,000 in 2010 in additional capital in WFB.

CABELA’S INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands Except Share and Per Share Amounts)

Cabela's Master Credit Card Trust:

The Trust issues variable funding facilities and long-term notes each of which has an undivided interest in the assets of the Trust. WFB must retain a minimum 20 day average of 5% of the loans in the securitization trust which ranks pari passu with the investors' interests in the securitized trusts.  In addition, WFB owns notes issued by the Trust from some of the securitizations, which in some cases may be subordinated to other notes issued.  WFB's retained interests were eliminated upon consolidation of the Trust. The consolidated assets of the Trust are subject to credit, payment, and interest rate risks on the transferred credit card loans.  In the consolidated balance sheet, the credit card loans of the Trust are included in credit card loans as “restricted credit card loans of the Trust” and the obligations of the Trust are recorded as secured borrowings in “secured variable funding obligations of the Trust” and “secured long-term obligations of the Trust.”

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

Another feature, which is applicable to the notes issued from the Trust, is one in which excess cash flows generated by the transferred loans are held at the Trust for the benefit of the investors. This cash reserve account funding is triggered when the three-month average excess spread rate of the Trust decreases to below 4.50% or 5.50% (depending on the series) with increasing funding requirements as excess spread levels decline below preset levels or as contractually required by the governing documents. Similar to early amortization, this feature also is designed to protect the investors' interests from loss thus making the cash restricted.  Upon scheduled maturity or early amortization of a securitization, WFB is required to remit principal payments received on the securitized pool of loans to the Trust which are restricted for the repayment of the investors' principal note. Credit card loans performed within established guidelines and no events which could trigger an “early amortization” occurred during the years ended 2010, 2009, and 2008.

The following table presents the components of the consolidated assets and liabilities of the Trust at January 1, 2011:

Consolidated assets:
Restricted credit card loans, net of allowance of $90,100	$2,685,668
Restricted cash	18,575
Total	$2,704,243

Consolidated liabilities:
Secured variable funding obligations	$393,000
Secured long-term obligations	1,590,900
Interest due to third party investors	2,336
Total	$1,986,236

CABELA’S INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands Except Share and Per Share Amounts)

4.	CREDIT CARD LOANS AND ALLOWANCE FOR LOAN LOSSES

WFB grants individual credit card loans to its customers and is diversified in its lending with borrowers throughout the United States. With the adoption of ASC Topics 810 and 860, the securitized credit card loans of the Trust were consolidated as restricted credit card loans as of January 3, 2010. See Note 3 for additional information on the consolidation of the Trust and a summary of the credit card loans as of January 2, 2010. The following table reflects the credit card loans at January 1, 2011:

Credit card loans:
Restricted credit card loans of the Trust (1)	$2,775,768
Unrestricted credit card loans	24,444
Total credit card loans	2,800,212
Allowance for loan losses	(90,900)
Credit card loans, net	$2,709,312

 (1)     Restricted credit card loans are restricted for repayment of secured borrowings of the Trust.
The allowance for loan losses is intended to cover losses inherent in WFB's loan portfolio as of the reporting date. The following table reflects the activity in the allowance for loan losses for the years ended:

	2010	2009	2008

Balance, beginning of year	$1,374	$1,507	$1,197
Change in allowance upon adoption of ASC Topics 810 and 860	114,573	—	—
	115,947	1,507	1,197

Provision for loan losses	66,814	1,107	1,260

Charge-offs	(108,111)	(1,429)	(1,193)
Recoveries	16,250	189	243
Net charge-offs	(91,861)	(1,240)	(950)
Balance, end of year	$90,900	$1,374	$1,507
 WFB segments the loan portfolio into loans that have been restructured and other credit card loans in order to facilitate the estimation of the losses inherent in the portfolio as of the reporting date. WFB uses the scores of Fair Isaac Corporation (“FICO”), a widely-used tool for assessing an individual's credit rating, as the primary credit quality indicator. The FICO score is an indicator of quality, with the risk of loss increasing as an individual's FICO score decreases. The credit card loan segment was disaggregated into the following classes based upon the loan's current related FICO score: 679 and below, 680-749, and 750 and above. WFB considers a loan to be delinquent if the minimum payment is not received by the payment due date. The aging method is based on the number of completed billing cycles during which a customer has failed to make a required payment.

CABELA’S INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands Except Share and Per Share Amounts)

The table below provides a summary of loans by class using the fourth quarter FICO score at January 1, 2011:

	FICO Score of Credit Card Loans Segment			Restructured Credit Card Loans Segment (1)
	679 and Below	680-749	750 and Above		Total
Credit card loan status:
Current	$353,937	$864,791	$1,445,446	$69,521	$2,733,695
30-59 days past due	13,645	8,267	7,127	7,740	36,779
60-89 days past due	5,775	1,044	240	4,111	11,170
90 or more days past due	11,504	460	53	6,551	18,568
Total past due	30,924	9,771	7,420	18,402	66,517
Total credit card loans	$384,861	$874,562	$1,452,866	$87,923	$2,800,212

90 days or more past due and still accruing	$11,504	$460	$53	$6,160	$18,177
Non-accrual	—	—	—	6,629	6,629

(1) Specific allowance for loan losses of $38,913 is included in total allowance for loan losses.

5.     CREDIT CARD LOANS AND SECURITIZATION PRIOR TO CONSOLIDATION OF THE TRUST

Prior to the adoption of ASC Topics 810 and 860 and the consolidation of the Trust on January 3, 2010, the securitizations qualified as sales under GAAP; therefore, the Trust was excluded from the consolidated financial statements in accordance with GAAP.  Accordingly, the credit card loans equal to the investor interest and the securitization notes were excluded from the consolidated financial statements.  As of January 3, 2010, the Trust was included in the consolidated financial statements.  See Note 3 for additional information on the consolidation of the Trust.

Prior to the consolidation of the Trust, the Company's consolidated balance sheet reflected retained interests in credit card asset securitizations, which included a transferor's interest, asset-backed securities, accrued interest receivable on securitized credit card receivables, cash accounts, servicing rights, the interest-only strip, cash reserve accounts, and other retained interests. WFB's retained interests were subject to credit, payment, and interest rate risks on the transferred credit card receivables. The transferor's interest was represented by security certificates and was reported in credit card loans held for sale. WFB's transferor's interest ranked pari passu with investors' interests in the Trust. The remaining retained interests were subordinate to certain investors' interests and, as such, may not have been realized by WFB if needed to absorb deficiencies in cash flows that were allocated to the investors of the Trust.  As contractually required, WFB established certain cash accounts to be used as collateral for the benefit of investors.  There were no amounts in the cash accounts at January 2, 2010, and none were required. In addition, WFB owned asset-backed securities from some of its securitizations, which may have been subordinated to other notes issued.  WFB maintained responsibility for servicing the securitized loans and received a servicing fee based on the average outstanding loans in the Trust. Servicing fees were paid monthly and were reflected in other non-interest income in Financial Services revenue.

CABELA’S INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands Except Share and Per Share Amounts)

WFB's retained interests, including asset-backed securities, and related receivables were comprised of the following components prior to the consolidation of the Trust as of January 2, 2010:

Asset-backed trading securities	$68,752
Asset-backed available for sale securities (amortized cost of $76,984)	82,705
Interest-only strip, cash reserve accounts, and cash accounts	24,577
Transferor’s interest	126,328
Other assets - accrued interest receivable and amounts due from the Trust	38,278
Total	$340,640
The table below presents quantitative information about delinquencies, net charge-offs, and components of managed credit card loans, including securitized loans, prior to the consolidation of the Trust, as of January 2, 2010:

Credit card loans held for sale (including gross transferor’s interest of $126,328)	$127,450
Credit card loans receivable, net of allowances of $1,374	8,485
Total	$135,935

Composition of credit card loans at year end:
Loans serviced	$2,561,734
Loans securitized and sold to outside investors	(2,272,900)
Securitized loans with securities owned by WFB which are classified as asset-backed
securities in retained interests on securitized loans	(145,852)
142,982
Less adjustments to valuations and allowance for loan losses	(7,047)
Total (including gross transferor’s interest of $126,328)	$135,935

Delinquent loans including finance charges and fees at year end:
Managed credit card loans:
30-89 days	$31,719
90 days or more and still accruing	14,536
Securitized credit card loans including transferor’s interest:
30-89 days	31,336
90 days or more and still accruing	14,376
Total net charge-offs including finance charges and fees for the year ended:
Managed credit card loans	117,072
Securitized credit card loans including transferor’s interest	114,644
Annual average credit card loans including finance charges and fees:
Managed credit card loans	2,311,820
Securitized credit card loans including transferor’s interest	2,283,103
Total net charge-offs as a percentage of annual average loans:
Managed credit card loans	5.06%
Securitized credit card loans including transferor’s interest	5.02%

CABELA’S INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands Except Share and Per Share Amounts)

Cash Flows from Securitizations:

The following table summarizes the cash flows received from the Trust during the years ended:

	2009	2008
Proceeds from new securitizations	$207,312	$292,687
Collections used by the Trust to purchase new balances in revolving
credit card securitizations	8,949,075	8,929,868
Servicing fees received	40,144	36,315
Other cash flows received by the transferor other than servicing fees	191,600	187,590
Key Assumptions:

The following were the key economic assumptions used to estimate the fair value of the interest-only strip, cash reserve, and cash accounts resulting from the securitization of credit card loans for 2009:

Weighted average payment rates	25.14 to 27.16%
Weighted average life in years	0.750 to 0.833
Weighted average expected credit losses	6.78 to 8.04%
Servicing fee	2.00%
Discount rate	11.00 to 16.22%
Weighted average interest rate paid to investors	4.25 to 4.65%

6.     PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at the years ended:

	Depreciable Life
	in Years	2010	2009
Land and improvements	Up to 20	$169,398	$164,284
Buildings and improvements	7 to 40	500,193	494,600
Furniture, fixtures and equipment	3 to 15	444,948	400,860
Assets held under capital lease	Up to 30	14,363	14,562
Property and equipment		1,128,902	1,074,306
Less accumulated depreciation and amortization		(363,608)	(302,962)
		765,294	771,344
Construction in progress		52,653	40,421
		$817,947	$811,765

CABELA’S INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands Except Share and Per Share Amounts)

7.     SECURITIES

Available-for-sale securities consisted of the following for the years ended:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
2010:
Economic development bonds	$108,640	$2,045	$(6,454)	$104,231
2009:
Economic development bonds	$111,815	$999	$(4,323)	$108,491
Asset-backed securities (1)	76,984	5,721	—	82,705
	$188,799	$6,720	$(4,323)	$191,196

 (1)   The asset-backed available-for-sale securities were derecognized with the consolidation of the Trust as of January 3, 2010. See Note 3 for additional information on the consolidation of the Trust.

The carrying value and fair value of securities by contractual maturity at the end of 2010 were as follows:

	Amortized	Fair
	Cost	Value
2011	$1,804	$1,855
2012	1,924	1,970
2013	2,464	2,486
2014	3,689	3,611
2015	4,065	3,954
2016-2020	28,082	27,044
2021 and thereafter	66,612	63,311
	$108,640	$104,231
At the end of 2010, none of the securities with a fair value below carrying value were deemed to have other than a temporary impairment. At the end of 2009, the fair value of certain economic development bonds was determined to be below carrying value, with the decline in fair value deemed to be other than temporary. The fair value adjustments totaling $8,032 reduced the carrying value of the economic development bond portfolio at the end of 2009.

Interest earned on the economic development bonds totaled $6,256, $6,988, and $6,305, for 2010, 2009, and 2008, respectively. Interest earned on the asset-backed securities totaled $5,453 in 2009 and is a component of Financial Services revenue. The asset-backed securities were classified with retained interests in securitized loans on the 2009 consolidated balance sheet. There were no realized gains or losses on these securities in 2010, 2009, or 2008.

CABELA’S INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands Except Share and Per Share Amounts)

8.     PREPAID EXPENSES AND OTHER ASSETS

Prepaid expenses and other assets (current and long-term) consisted of the following at the years ended:

	2010	2009
Prepaid expenses and other current assets:
Deferred catalog costs	$18,694	$26,098
Interest and notes receivable	12,163	13,053
Financial Services - Visa interchange funding	42,203	39,915
Financial Services accrued interest and other receivables	32,839	49,865
Other	17,405	21,982
	$123,304	$150,913
Other assets:
Goodwill	$3,519	$3,336
Intangible assets, net	1,823	2,419
Financial Services deferred financing and new account costs	8,382	6,853
Long-term notes and other receivables	7,965	6,634
Held to maturity investments	2,065	2,170
Other	4,584	2,319
	$28,338	$23,731

9.     ACCRUED EXPENSES

Accrued expenses consisted of the following at the years ended:

	2010	2009
Accrued employee compensation and benefits	$55,368	$59,764
Accrued property, sales, and other taxes	21,865	26,118
Deferred revenue and accrued sales returns	25,230	32,594
Accrued interest	9,513	7,620
Accrued credit card fees	6,318	5,991
Other	20,216	13,710
	$138,510	$145,797

CABELA’S INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands Except Share and Per Share Amounts)

10.     OTHER LONG-TERM LIABILITIES

Other long-term liabilities consisted of the following at the years ended:

	2010	2009
Deferred rent expense and tenant allowances	$34,774	$40,118
Deferred grant income	19,415	19,305
Unrecognized tax benefits and accrued interest	48,690	3,672
Other long term liabilities	3,261	349
	$106,140	$63,444

11.     TIME DEPOSITS

WFB accepts time deposits only in amounts of at least one hundred thousand dollars. All time deposits are interest bearing. The aggregate amount of time deposits by maturity at the end of 2010 was as follows:

2011	$148,619
2012	87,859
2013	103,393
2014	32,061
2015	137,734
Thereafter	3,085
512,751
Less current maturities	(148,619)
Deposits classified as non-current liabilities	$364,132
Time deposits include brokered institutional certificates of deposit totaling $492,286 and $452,182 at the end of 2010 and 2009, respectively.

CABELA’S INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands Except Share and Per Share Amounts)

12.    BORROWINGS OF FINANCIAL SERVICES SUBSIDIARY

With the adoption of ASC Topics 810 and 860, the issued debt of the Trust was consolidated as of January 3, 2010. See Note 3 for additional information on the consolidation of the Trust. The obligations of the Trust are secured borrowings backed by credit card loans. The following table presents as of January 1, 2011, a summary of the secured fixed and variable rate long-term obligations of the Trust, the expected maturity dates, and the respective weighted average interest rates.

	Expected Maturity Date	Fixed Rate Obligations	Interest Rate	Variable Rate Obligations	Interest Rate	Total Obligations	Interest Rate

Series 2006-III	October 2011	$250,000	5.26%	$250,000	0.44%	$500,000	2.85%
Series 2008-IV	September 2011	122,500	7.29	75,900	4.49	198,400	6.22
Series 2009-I	March 2012	—	—	425,000	2.26	425,000	2.26
Series 2010-I	January 2015	—	—	255,000	1.71	255,000	1.71
Series 2010-II	August 2015	127,500	2.29	85,000	0.96	212,500	1.76

Total secured long-term obligations of the Trust		500,000		1,090,900		1,590,900
Less: current maturities		(372,500)		(325,900)		(698,400)

Secured long-term obligations of the Trust, less current maturities		$127,500		$765,000		$892,500

The Trust also issues variable funding facilities which are considered secured borrowings backed by credit card loans. At January 1, 2011, the Trust had two variable funding facilities with $575,000 in available capacity and $393,000 outstanding.  The two variable funding facilities are scheduled to mature in September 2011 and November 2011, respectively, and include an option to renew. Variable rate note interest is priced at a benchmark rate, London Interbank Offered Rate ("LIBOR") or commercial paper rate, plus a spread, which ranges from 0.76% to 0.95%.  The variable rate notes provide for a fee ranging from 0.41% to 0.60% on the unused portion of the facilities.  During the year ended January 1, 2011, the daily average balance outstanding on these notes was $29,764 with a weighted average interest rate of 0.99%.

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

On September 22, 2010, the Trust sold $250,000 of asset-backed notes, Series 2010-II. This securitization transaction included the issuance of $212,500 of Class A notes and three subordinated classes of notes in the aggregate principal amount of $37,500. WFB retained each of the subordinated classes of notes which were eliminated in the preparation of consolidated financial statements. Each class of notes issued in the securitization transaction has an expected life of approximately five years, with a contractual maturity of approximately eight years. The securitization transaction was used to refinance asset-backed notes issued by the Trust that matured in 2010 and to fund growth in restricted credit card loans.

WFB has unsecured federal funds purchase agreements with two financial institutions.  The maximum amount that can be borrowed is $85,000. There were no amounts outstanding at January 1, 2011, or January 2, 2010.  During 2010 and 2009, the daily average balance outstanding was $649 and $151 with a weighted average rate of 0.83% and 0.22%, respectively.

CABELA’S INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands Except Share and Per Share Amounts)

13.     REVOLVING CREDIT FACILITIES

Effective December 11, 2009, the Company decreased its unsecured revolving credit facility to $350,000 from $430,000. In addition, the terms of the credit agreement were amended to allow Cabela's to contribute up to $225,000 of capital to WFB in 2010 plus up to $25,000 of capital per year through June 30, 2012, when this credit agreement expires. All other terms of the credit agreement remained unchanged. The credit facility may be increased to $450,000 and permits the issuance of up to $200,000 in letters of credit and standby letters of credit, which reduce the overall credit limit available under the credit facility.

There were no amounts outstanding at January 1, 2011, and January 2, 2010, under this credit agreement. During 2010 and 2009, the daily average principal balance outstanding on the line of credit was $30,256 and $85,437, respectively, and the weighted average interest rate was 1.39% and 1.71%, respectively. Letters of credit and standby letters of credit totaling $17,579 and $11,394, respectively, were outstanding at the end of 2010 and 2009. The daily average outstanding amount of total letters of credit during 2010 and 2009 was $17,784 and $11,050, respectively.

During the term of the facility, the Company is required to pay a quarterly facility fee, which ranges from 0.10% to 0.25% of the average daily unused principal balance on the line of credit. Interest on advances on this credit facility is determined at the greater of:

•	the lead lender’s prime rate,

•	the average rate on the federal funds rate in effect for the day plus one-half of one percent, or

•	the Eurodollar rate of interest plus a margin, as defined.

The credit agreement requires that Cabela’s comply with certain financial and other customary covenants, including:

•	a fixed charge coverage ratio (as defined) of no less than 1.5 to 1 as of the last day of any quarter;

•	a cash flow leverage ratio (as defined) of no more than 3.0 to 1 as of the last day of any quarter; and

•	a minimum tangible net worth standard (as defined).

As of January 1, 2011, Cabela's was in compliance with these requirements with a fixed charge coverage ratio of 3.44 to 1, a cash flow leverage ratio of 1.40 to 1, and tangible net worth that was $426,999 in excess of the minimum.
The credit agreement includes a dividend provision limiting the amount that Cabela’s could pay to stockholders, which at January 1, 2011, was not in excess of $131,997. The agreement also has a provision permitting acceleration by the lenders in the event there is a change in control, as defined. In addition, the credit agreement contains cross default provisions to other outstanding debt. In the event that the Company fails to comply with these covenants, a default is triggered. In the event of default, all outstanding letters of credit and all principal and outstanding interest would immediately become due and payable. The Company was in compliance with all financial debt covenants at January 1, 2011.

Effective June 29, 2010, the Company entered into an amended and restated credit agreement for the Company's operations in Canada extending its $15,000 Canadian dollars (“CAD”) unsecured revolving credit facility through June 30, 2013. The credit facility permits the issuance of up to $5,000 CAD in letters of credit, which reduce the overall credit limit available under the credit facility. Interest is variable, computed at rates as defined in the agreement, plus a margin, and payable monthly. At the end of 2010 there were no principal amounts outstanding. At the end of 2009, the principal amount outstanding totaled $2,902, with an interest rate of 2.25%.

Advances made pursuant to the $350,000 credit agreement are classified as long-term debt. This agreement does not contain limitations regarding the pay downs of revolving loans advanced; therefore, advances made pursuant to this agreement are considered long-term in nature.

The Company also has financing agreements that allow certain boat and all-terrain vehicle merchandise vendors to give the Company extended payment terms. The vendors are responsible for all interest payments, with certain exceptions, for the financing period and the financing company holds a security interest in the specific inventory held by the Company. Cabela’s revolving credit facility limits this security interest to $50,000. The extended payment terms to the vendor do not exceed one year. The outstanding liability, included in accounts payable, was $537 and $3,510 at the end of 2010 and 2009, respectively.

CABELA’S INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands Except Share and Per Share Amounts)

14.     LONG-TERM DEBT AND CAPITAL LEASES

Long-term debt, including revolving credit facilities and capital leases, consisted of the following at the years ended:

	2010	2009
Unsecured revolving credit facility for $350,000 expiring June 30, 2012, with
interest at 3.25% at January 1, 2011	$—	$—
Unsecured notes payable due 2016 with interest payable semi-annually at 5.99%	215,000	215,000
Unsecured senior notes payable due 2017 with interest payable semi-annually at 6.08%	60,000	60,000
Unsecured senior notes due 2012-2018 with interest payable semi-annually at 7.20%	57,000	57,000
Unsecured revolving credit facility for $15,000 CAD expiring June 30, 2013, with
interest at 3.04% at January 1, 2011	—	2,902
Capital lease obligations payable through 2036	13,152	13,377
Total debt	345,152	348,279
Less current portion of debt	(230)	(3,101)
Long-term debt, less current maturities	$344,922	$345,178

Certain of the long-term debt agreements contain various covenants and restrictions such as the maintenance of minimum debt coverage, net worth, and financial ratios. The significant financial ratios and net worth requirements in the long-term debt agreements are 1) a limitation of funded debt to be less than 60% of consolidated total capitalization; 2) cash flow fixed charge coverage ratio, as defined, of no less than 2.0 to 1 as of the last day of any quarter; and 3) a minimum consolidated adjusted net worth (as defined). See Note 13 for information on the covenants and restrictions contained in Cabela's $350,000 revolving credit facility.

In addition, the debt contains cross default provisions to other outstanding credit facilities. In the event that the Company failed to comply with these covenants and the failure to comply would go beyond 30 days, a default would trigger and all principal and outstanding interest would immediately be due and payable. At January 1, 2011, the Company was in compliance with all financial covenants under the credit agreements and unsecured notes.

The Company has a lease agreement for our distribution facility in Wheeling, West Virginia. The lease term is through June 2036. The monthly installments are $83 and the lease contains a bargain purchase option at the end of the lease term. The Company accounted for this lease as a capital lease and recorded the additional leased asset at the present value of the future minimum lease payments using a 5.9% implicit rate. The additional leased asset was recorded at $5,649 and is being amortized on a straight-line basis over 30 years.

CABELA’S INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands Except Share and Per Share Amounts)

Aggregate expected maturities of long-term debt and scheduled capital lease payments for the years shown are as follows:

	Scheduled
	Capital	Long-Term Debt
	Lease Payments	Maturities
2011	$1,000	$—
2012	1,000	8,143
2013	1,000	8,143
2014	1,000	8,143
2015	1,000	8,143
Thereafter	20,500	299,428
	25,500	332,000
Capital lease amount representing interest	(12,348)
Present value of net scheduled lease payments	$13,152	13,152
Total long-term debt and capital leases		$345,152

15.    IMPAIRMENT AND RESTRUCTURING CHARGES

Impairment and restructuring charges consisted of the following for the years ended:

	2010	2009	2008
Impairment losses on:
Property and equipment	$3,792	$43,721	$1,632
Land held for sale	1,834	16,046	854
Economic development bonds	—	2,099	558
Goodwill and intangible assets	—	460	1,070
	5,626	62,326	4,114
Restructuring charges:
Severance and related benefits	—	4,468	1,670
Total	$5,626	$66,794	$5,784
Long-lived assets of the Company are evaluated for possible impairment whenever changes in circumstances may indicate that the carrying value of an asset may not be recoverable. In 2010, 2009, and 2008, management evaluated the recoverability of property (including existing store locations and future retail store sites), equipment, land held for sale, economic development bonds, goodwill, and other intangible assets. The Company recognized impairment losses totaling $5,626, $62,326, and $4,114 in 2010, 2009, and 2008, respectively. Trends and management projections could change undiscounted cash flows in future periods which could trigger possible future write downs.

In 2010, 2009, and 2008, the Company evaluated the recovery of certain economic development bonds. At the end of 2010, none of the bonds with a fair value below carrying value were deemed to have other than a temporary impairment. In 2009 and 2008, the Company determined that the fair value of the bonds was below carrying value, with the decline in fair value deemed to be other than temporary, which resulted in fair value adjustments totaling $8,032 and $1,280 at the end of 2009 and 2008, respectively. These write-downs resulted in impairment losses of $2,099 and $558 reflected in earnings for the years ended 2009 and 2008, respectively.

CABELA’S INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands Except Share and Per Share Amounts)

In 2009, the Company incurred charges totaling $4,468 for severance and related benefits primarily from outplacement costs and a voluntary retirement plan implemented in February 2009. In October 2008, we announced a reduction in workforce of approximately 10% at our company headquarters which resulted in $1,670 recorded in severance and related benefits under this workforce reduction plan. All impairment and restructuring charges were recorded to the Corporate Overhead and Other segment for 2010, 2009, and 2008.

16.     INTEREST (EXPENSE) INCOME, NET

Interest expense, net of interest income, consisted of the following for years ended:

	2010	2009	2008
Interest expense	$(27,606)	$(23,456)	$(32,180)
Capitalized interest	124	233	2,472
Interest income	40	114	50
	$(27,442)	$(23,109)	$(29,658)

17.     INCOME TAXES

The provision for income taxes consisted of the following for the years ended:

	2010	2009	2008
Current:
Federal	$22,338	$33,744	$32,503
State	769	1,966	2,400
Foreign	12,007	1,124	—
	35,114	36,834	34,903
Deferred:
Federal	18,614	(9,640)	7,233
State	1,196	(287)	(305)
Foreign	(403)	—	—
	19,407	(9,927)	6,928
	$54,521	$26,907	$41,831

A reconciliation of the statutory federal income tax rate to the effective income tax rate was as follows for the years ended:

	2010	2009	2008
Statutory federal rate	35.0%	35.0%	35.0%
State income taxes, net of federal tax benefit	2.7	2.1	1.7
Other nondeductible items	0.5	0.2	0.1
Tax exempt interest income	(0.3)	(0.7)	—
Rate differential on foreign income	(3.1)	(2.2)	—
Change in valuation allowance	—	—	(0.8)
Other, net	(2.1)	0.8	(0.6)
	32.7%	35.2%	35.4%

CABELA’S INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands Except Share and Per Share Amounts)

Deferred tax assets and liabilities consisted of the following for the years ended:

	2010	2009
Deferred tax assets:
Deferred compensation	$11,717	$9,325
Deferred revenue	4,508	4,396
Reserve for returns	5,022	5,886
Accrued expenses	13,003	15,444
Gift certificates liability	7,174	8,453
Allowance for loans losses and doubtful accounts	35,562	4,624
Economic development bonds	1,587	1,197
Loyalty rewards programs	35,740	—
Other	4,709	2,891
	119,022	52,216
Deferred tax liabilities:
Prepaid expenses	11,848	14,736
Property and equipment	49,756	36,297
Inventories	3,106	6,791
Retained interests in securitized loans	—	9,167
Asset-backed securities	—	2,071
Credit card loan fee deferral	28,982	29,302
U.S. income tax on foreign earnings	9,877	—
Other	531	542
	104,100	98,906
Net deferred tax (asset) liability	(14,922)	46,690
Less current deferred income taxes	(2,136)	25,866
Long-term deferred income taxes	$(12,786)	$20,824
The Company has not provided United States income taxes and foreign withholding taxes on the portion of undistributed earnings of foreign subsidiaries that the Company considers to be indefinitely reinvested outside of the United States as of the end of year 2010. If these foreign earnings were to be repatriated in the future, the related United States tax liability may be reduced by any foreign income taxes previously paid on these earnings. As of the year ended 2010, the cumulative amount of earnings upon which United States income taxes have not been provided is approximately $32,615. If those earnings were not considered indefinitely invested the Company estimates that an additional income tax expense of $6,756 would be recorded.
Effective April 1, 2008, the Company completed a legal entity restructuring by merging certain subsidiaries resulting in the major selling channels (retail, Internet, and catalog) residing in a single legal entity. Prior to the restructuring, state net operating losses were being carried forward. Under the previous operating structure, the losses were likely to have expired unused, therefore a full valuation allowance was established. The surviving entity in the restructuring is anticipated to generate sufficient taxable income to fully recognize the tax benefit of these net operating losses. Accordingly, in the second quarter of 2008, the Company reversed the state net operating losses valuation allowance of $916.

CABELA’S INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands Except Share and Per Share Amounts)

The reconciliation of unrecognized tax benefits, the balance of which is classified as other long-term liabilities in the consolidated balance sheet, was as follows for the years ended:

	2010	2009	2008
Unrecognized tax benefits, beginning of year	$2,989	$3,076	$2,000
Gross decreases related to prior period tax positions	(1,660)	(846)	(134)
Gross increases related to prior period tax positions	33,669	183	—
Gross increases related to current period tax positions	8,200	576	1,210
Unrecognized tax benefits, end of year	$43,198	$2,989	$3,076
The Company's policy is to accrue interest expense, and penalties as appropriate, on estimated unrecognized tax benefits as a charge to interest expense in the consolidated statements of income. The Company recorded net interest expense of $3,684 in 2010. The Company recorded a net credit to interest expense of $138 and $134 against interest expense in 2009 and 2008, respectively. The net credit was due to the gross decrease of certain unrecognized tax benefits. No penalties were accrued. The liability for estimated interest on unrecognized tax benefits totaling $5,492 and $683 at the end of 2010 and 2009, respectively, is included in other long-term liabilities in the consolidated balance sheet. The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate is $2,617.
The Internal Revenue Service commenced its examination of the Company's 2007 and 2008 tax years in early 2010. The Company does not expect the examination process and related appeals to be completed within the next 12 months. The Company has reserved for potential adjustments to the provision for income taxes that may result from examinations by the tax authorities and the Company believes that the final outcome of these examinations or agreements will not have a material effect on results of operations.
Because existing tax positions will continue to generate increased liabilities for the Company for unrecognized tax benefits over the next 12 months, and since the Company is routinely under audit by various taxing authorities, it is reasonably possible that the amount of unrecognized tax benefits will change during the next 12 months. However, the Company does not expect the change, if any, to have a material effect on the consolidated financial condition or results of operations within the next 12 months.
The Company files income tax returns in the United States, Canada, Hong Kong, and various states. The tax years 2007 through 2009 remain open to examination by major taxing jurisdictions to which Cabela’s is subject.

18.     COMMITMENTS AND CONTINGENCIES

On March 5, 2010, WFB received a preliminary report related to a compliance examination conducted in the second quarter of 2009 from the FDIC.  WFB received the final version of this report from the FDIC on May 19, 2010.  The FDIC's findings were that certain WFB practices regarding the assessment of overlimit fees, late fees, and penalty interest charges and contacting delinquent cardholders at their place of employment were improper because such practices were unfair and/or deceptive under applicable law. The FDIC has indicated that it intends to require WFB to reimburse cardholders who paid improper fees and/or interest charges and has also indicated that it will seek to impose on WFB a monetary penalty as a result of the improper practices.  Subsequent to January 1, 2011, WFB and the FDIC agreed in principle to settle all matters related to the 2009 compliance examination. As of January 1, 2011, the Company had accrued a liability of $8,000 in the consolidated financial statements for the matters cited by the FDIC in its examination report.

CABELA’S INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands Except Share and Per Share Amounts)

The Company leases various buildings, computer equipment, and storage space under operating leases which expire on various dates through January 2037. Rent expense on these leases as well as other month to month rentals was $7,506, $8,624, and $8,494, for 2010, 2009, and 2008, respectively. The following is a schedule of future minimum rental payments under operating leases at January 1, 2011:

2011	$6,983
2012	6,619
2013	6,130
2014	5,897
2015	5,822
Thereafter	84,384
$115,835
The Company has certain lease agreements for retail store locations. Certain leases include tenant allowances that will be amortized over the life of the lease. In 2010, no tenant allowances were received and in 2009, the Company received $3,899 in tenant allowances. Certain leases require the Company to pay contingent rental amounts based on a percentage of sales, in addition to real estates taxes, insurance, maintenance, and other operating expenses associated with the leased premises. These leases include options to renew with lease periods, including extensions, varying from 10 to 70 years.

The Company has entered into real estate purchase, construction, and/or economic development agreements for various new retail store site locations. At January 1, 2011, the Company had total estimated cash commitments of approximately $36,900 outstanding for projected retail store-related expenditures and the purchase of future economic development bonds connected with the development, construction, and completion of new retail stores. This does not include any amounts for contractual obligations associated with retail store locations where the Company is in the process of certain negotiations.

Under various grant programs, state or local governments provide funding for certain costs associated with developing and opening a new retail store. The Company generally receives grant funding in exchange for commitments, such as assurance of agreed employment and wage levels at the retail store or that the retail store will remain open, made by the Company to the state or local government providing the funding. The commitments typically phase out over approximately five to 10 years. If the Company failed to maintain the commitments during the applicable period, the funds received may have to be repaid or other adverse consequences may arise, which could affect the Company's cash flows and profitability. As of January 1, 2011, the total amount of grant funding subject to a specific contractual remedy was $12,625.

The Company operates an open account document instructions program, which provides for Cabela's-issued letters of credit. At the end of 2010 and 2009, the Company had obligations to pay participating vendors $43,749 and $23,471, respectively.

WFB enters into financial instruments with off balance sheet risk in the normal course of business through the origination of unsecured credit card loans. Unsecured credit card accounts are commitments to extend credit and totaled $15,797,000 and $12,996,000 at January 1, 2011, and January 2, 2010, respectively. These commitments are in addition to any current outstanding balances of a cardholder. Unsecured credit card loans involve, to varying degrees, elements of credit risk in excess of the amount recognized in the consolidated balance sheets. The principal amounts of these instruments reflect WFB’s maximum related exposure. WFB has not experienced and does not anticipate that all customers will exercise the entire available line of credit at any given point in time. WFB has the right to reduce or cancel the available lines of credit at any time.

Litigation and Claims – The Company is party to various proceedings, lawsuits, disputes, and claims arising in the ordinary course of business. These actions include commercial, intellectual property, employment, and product liability claims. Some of these actions involve complex factual and legal issues and are subject to uncertainties. The Company cannot predict with assurance the outcome of the actions brought against it. Accordingly, adverse developments, settlements, or resolutions may occur and negatively impact earnings in the applicable period. However, the Company does not believe that the outcome of any current action would have a material adverse effect on its results of operations, cash flows, or financial position taken as a whole.

CABELA’S INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands Except Share and Per Share Amounts)

Self-Insurance – The Company is self-insured for health claims up to $300 per individual. The Company has a liability set up for health claims submitted and for those claims incurred prior to year end but not yet reported totaling $3,603 and $2,389 at the end of 2010 and 2009, respectively.

The Company is also self-insured for workers’ compensation claims up to $500 per individual. The Company has a liability set up for workers’ compensation claims submitted and for those claims incurred prior to year end but not yet reported totaling $4,001 and $3,874 at the end of 2010 and 2009, respectively.

The liabilities for health and workers’ compensation claims incurred but not reported are based upon internally developed calculations. These estimates are regularly evaluated for adequacy based on the most current information available, including historical claim payments, expected trends, and industry factors.

19.    REGULATORY CAPITAL REQUIREMENTS

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

As of December 31, 2010 and 2009, the most recent notification from the FDIC categorized WFB as well-capitalized under the regulatory framework for prompt corrective action. To be categorized as well-capitalized WFB must maintain certain amounts and ratios as set forth in the following table. There are no conditions or events since that notification that management believes have changed the institution’s category.

			Ratio Required to be Considered
	Actual		Adequately-Capitalized		Well-Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
2010:
Total Capital to Risk-Weighted Assets	$348,968	12.2%	$229,687	8.0%	$287,108	10.0%
Tier I Capital to Risk-Weighted Assets	312,400	10.9	114,843	4.0	172,265	6.0
Tier I Capital to Average Assets	312,400	10.2	122,875	4.0	153,594	5.0
2009:
Total Capital to Risk-Weighted Assets	216,634	27.8	62,421	8.0	78,026	10.0
Tier I Capital to Risk-Weighted Assets	194,587	24.9	31,211	4.0	46,816	6.0
Tier I Capital to Average Assets	194,587	23.7	32,847	4.0	41,058	5.0
At the beginning of 2010, WFB's required capital was increased under regulatory capital requirements of the applicable federal agencies due to the consolidation of the assets and liabilities of the Trust on WFB's balance sheet. In order for WFB to continue to meet the minimum requirements for the well-capitalized classification under the regulatory framework for prompt corrective action, Cabela's invested $150,000 in 2010 in additional paid-in capital in WFB which qualified as Tier 1 capital.

In 2009, WFB received $25,000 from Cabela’s as additional paid-in capital which qualified as Tier 1 capital. In December 2008, WFB received $25,000 from Cabela’s in exchange for 250,000 shares of WFB convertible participating preferred stock. In February 2010, Cabela’s converted this preferred stock to additional paid-in capital which qualified as Tier 1 capital.

CABELA’S INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands Except Share and Per Share Amounts)

20.     STOCK BASED COMPENSATION PLANS AND EMPLOYEE BENEFIT PLANS

Stock-Based Compensation - The Company recognized total share-based compensation expense of $11,198, $9,410, and $6,535 in 2010, 2009, and 2008, respectively. Compensation expense related to the Company's share-based payment awards is recognized in selling, distribution, and administrative expenses in the consolidated statements of income. Compensation cost for awards is recognized using a straight-line amortization method over the vesting period. As of January 1, 2011, the total unrecognized deferred share-based compensation balance for all equity awards issued, net of expected forfeitures, was $9,370, net of tax, which is expected to be amortized over a weighted average period of 1.8 years.

The fair value of options granted is estimated on the date of the grant using the Black-Scholes option pricing model. The expected volatility for 2010, 2009, and 2008 was based on the historical volatility of the Company's common stock. The fair value of options in the years presented was estimated using the Black-Scholes model with the following weighted average assumptions:

	2010	2009	2008
Risk-free interest rate based on U.S. Treasury yield curve in
effect at the grant date	2.26 to 2.35%	1.86 to 2.48%	1.34 to 3.22%
Dividend yield	—	—	—
Expected volatility	45 to 46%	45 to 46%	35 to 43%
Weighted average expected life based on historical information	5.0 years	5.0 years	5.0 years
Weighted average grant date fair value of options granted	$7.02	$7.94	$5.49
Employee Stock Plans – The Cabela’s Incorporated 2004 Stock Plan ("the 2004 Plan") provides for the granting of non-qualified stock options, incentive stock options, stock appreciation rights, restricted stock, restricted stock units, and other stock-based awards to employees, directors, and consultants. Options granted under the 2004 Plan have a term of no greater than ten years from the grant date and are exercisable in accordance with the vesting schedule determined at the time the awards are granted. As of January 1, 2011, there were 5,917,027 shares subject to awards and 3,262,733 shares authorized and available for grant under the 2004 Plan. The Company's policy has been to issue new shares for the exercise of stock options. The Company also has 325,297 shares (320,543 of incentive stock options and 4,754 of non-qualified stock options) subject to options under the 1997 Stock Option Plan ("the 1997 Plan") with no shares available for grant. Options issued expire on the fifth or the tenth anniversary of the date of the grant under the 1997 Plan.

Option Awards. During 2010, there were 318,700 options granted to employees at a weighted average exercise price of $16.28 per share and 15,000 options granted to non-employee directors at an exercise price of $19.47 per share. These options have an eight-year term and vest over three years for employees and one year for non-employee directors.

Nonvested Stock Awards. During 2010, the Company issued 639,340 units of nonvested stock under the 2004 Plan to employees at a weighted average fair value of $16.22 per unit. These nonvested stock units vest evenly over three years on the grant date anniversary based on the passage of time. On March 2, 2010, the Company also issued 97,000 units of performance-based restricted stock units under the 2004 Plan to certain executives at a fair value of $16.18 per unit. These performance-based restricted stock units begin vesting in three equal installments on March 2, 2011, since the performance goals for 2010 were achieved.

Restricted Stock Awards. On July 7, 2008, 111,324 shares of restricted stock were issued to two executives under the 2004 Plan. The stock price on the date of grant was $10.48 per share resulting in a fair value of $1,167 of deferred compensation which is being amortized to compensation expense over a five-year period. Compensation expense related to these restricted stock awards totaled $233, $233, and $117 in 2010, 2009, and 2008, respectively, and is included in total share-based compensation expense. The restricted stock vests one-third on the third, fourth, and fifth anniversaries of the grant date.

CABELA’S INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands Except Share and Per Share Amounts)

The following table summarizes award activity during 2010 for the Company's two stock plans:

		All Awards		Non-Vested Awards
			Weighted		Weighted
	Awards		Average		Average
	Available	Number of	Exercise	Number of	Grant Date
	for Grant	Awards (1)	Price	Awards (1)	Fair Value
Outstanding, beginning of year	4,093,339	6,202,572	$14.21	2,793,225	$5.63
Granted:
Non-qualified stock options	(333,700)	333,700	16.42	333,700	7.02
Restricted stock awards (including
performance based restricted stock)	(736,340)	736,340	—	736,340	16.21
Vested	—			(1,327,060)	5.49
Exercised	—	(786,266)	7.98
Forfeited (2)	239,434	(244,022)	12.82	(100,024)	8.97
Outstanding, end of year (3)	3,262,733	6,242,324	13.49	2,436,181	9.08

(1)	Excludes restricted stock awards issued in July 2008.

(2)	Options forfeited under the 2004 Plan are immediately available for grant. Options forfeited under the 1997 Plan do not become available for grant under the 2004 Plan.

(3)
Total awards outstanding under the 2004 and 1997 Plans at the end of 2010 were comprised of 320,543 of incentive stock options, 4,739,427 of non-qualified stock options, 1,085,354 of nonvested stock awards, and 97,000 of performance based stock awards.

The following table provides information relating to the Company's equity share-based payment awards at January 1, 2011:

					Weighted
					Average
		Weighted	Weighted		Remaining
		Average	Average	Aggregate	Contractual
	Number of	Exercise	Fair	Intrinsic	Life
	Awards	Price	Value	Value	(in Years)
Vested and exercisable	3,806,143	$17.74	$7.61	$15,829	4.26
Non-vested	2,436,181	6.86	9.08	36,286	6.40
Total outstanding	6,242,324	13.49	8.18	$52,115	5.10
Expected to vest after January 1, 2011	2,390,957	6.89	8.29	$35,537	6.39
The aggregate intrinsic value of awards exercised was $8,493, $1,168, and $2,602 during 2010, 2009, and 2008, respectively. The total fair value of shares vested was $7,286, $9,300, and $12,864, in 2010, 2009, and 2008, respectively. Based on the Company's closing stock price of $21.75 as of January 1, 2011, the total number of in-the-money awards exercisable as of January 1, 2011, was 2,929,143.

CABELA’S INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands Except Share and Per Share Amounts)

The equity share-based payment awards outstanding and exercisable as of January 1, 2011, were in the following exercise price ranges:

Awards Outstanding				Awards Exercisable
			Average
		Weighted	Remaining		Weighted
		Average	Contractual		Average
Exercise		Exercise	Life		Exercise
Price	Number	Price	(in Years)	Number	Price
$ 0.00 to $10.00	2,001,937	$3.38	5.92	357,750	$8.55
$10.01 to $15.00	457,879	12.30	3.00	447,879	12.29
$15.01 to $17.50	1,206,553	15.49	5.77	585,959	15.25
$17.51 to $20.00	1,698,955	19.72	4.43	1,537,555	19.75
$20.01 to $25.00	873,000	22.38	4.35	873,000	22.38
$25.01 to $30.00	4,000	27.26	3.57	4,000	27.26
	6,242,324	13.49	5.10	3,806,143	17.74
Inducement Awards – On March 13, 2009, the Company granted nonqualified stock options and nonvested stock units to Cabela's President and Chief Executive Officer pursuant to an employment inducement award exemption under the New York Stock Exchange. The Company granted 111,720 nonqualified stock options at an exercise price of $8.68 per share. These options are subject to the same terms and conditions of the 2004 Plan, have an eight-year term, and vest over three years. The Company also issued 138,249 units of nonvested stock at a fair value of $10.25 per unit. These nonvested stock units are subject to the same terms and conditions of the 2004 Plan and vest over three years. During 2010, there were 46,083 stock units that vested. At January 1, 2011, there were 92,166 units of nonvested stock remaining to vest.

Employee Stock Purchase Plan – The maximum number of shares of common stock available for issuance under the Company's Employee Stock Purchase Plan is 1,835,000. During 2010, there were 130,034 shares issued. As of January 1, 2011, there were 850,915 shares authorized and available for issuance.

401(k) Savings Plan – All employees are eligible to defer up to 80% of their wages in Cabela’s 401(k) savings plan, subject to certain limitations. The Company matches 100% of eligible employee deferrals up to 4% of eligible wages. For eligible employees hired prior to January 1, 2009, the Company may also contribute a 2% discretionary matching contribution. Total expense for employer contributions was $8,478, $8,535, and $7,894 in 2010, 2009, and 2008, respectively.

21.     STOCKHOLDERS’ EQUITY AND DIVIDEND RESTRICTIONS

Preferred Stock – The Company is authorized to issue 10,000,000 shares of preferred stock having a par value of $0.01 per share. None of the shares of the authorized preferred stock have been issued. The board of directors is authorized to issue these shares of preferred stock without stockholder approval in different classes and series and, with respect to each class or series, to determine the dividend rate, the redemption provisions, conversion provisions, liquidation preference, and other rights, privileges, and restrictions. The issuance of any preferred stock could have the effect of diluting the voting power of the holders of common stock, restricting dividends on the common stock, impairing the liquidation rights of the common stock, or delaying or preventing a change in control without further action by the stockholders.

Class A Voting Common Stock – The holders of Cabela's Class A common stock are entitled to receive ratably dividends, if any, the board of directors may declare from time to time from funds legally available therefore, subject to the preferential rights of the holders of any shares of preferred stock that the Company may issue in the future. The holders of Cabela's Class A common stock are entitled to one vote per share on any matter to be voted upon by stockholders.

CABELA’S INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands Except Share and Per Share Amounts)

Upon any voluntary or involuntary liquidation, dissolution, or winding up of company affairs, the holders of Cabela's Class A common stock are entitled to share ratably with the holders of Class B non-voting common stock in all assets remaining after payment to creditors and subject to prior distribution rights of any shares of preferred stock that the Company may issue in the future. All of the outstanding shares of Class A common stock are fully paid and non-assessable.

Class B Non-voting Common Stock – The holders of Cabela's Class B non-voting common stock are not entitled to any voting rights, except that the holders may vote as a class, with each holder receiving one vote per share of Class B non-voting common stock, on any amendment, repeal, or modification of any provision of the Company's Amended and Restated Certificate of Incorporation that adversely affects the powers, preferences, or special rights of holders of Class B non-voting common stock. Shares of the Class B non-voting common stock are convertible into the same number of shares of Class A voting common stock at any time. However, no holder of shares of Class B non-voting common stock is entitled to convert any of its shares into shares of Class A common stock, to the extent that, as a result of such conversion, the holder directly, or indirectly, would own, control, or have the power to vote a greater number of shares of Class A common stock or other securities of any kind issued by us than the holder is legally permitted to own, control, or have the power to vote. Subject to the prior rights of holders of preferred stock, if any, holders of Class B non-voting common stock, which rates equally with the Class A common stock in respect of dividends, are entitled to receive ratably dividends, if any, as may be lawfully declared from time to time by the Company's board of directors. None of the shares of the authorized Class B non-voting common stock were outstanding during 2010 or 2009.

Upon any voluntary or involuntary liquidation, dissolution, or winding up of company affairs, the holders of Class B non-voting common stock are entitled to share ratably with the holders of Class A common stock in all assets remaining after payment to creditors and subject to prior distribution rights of any shares of preferred stock that the Company may issue in the future.

Retained Earnings – The most significant restrictions on the payment of dividends are contained within the covenants under the Company's revolving credit agreement and unsecured senior notes purchase agreements. Also, Nebraska banking laws govern the amount of dividends that WFB can pay to Cabela’s. At January 1, 2011, the Company had unrestricted retained earnings of $131,997 available for dividends. However, the Company has never declared or paid any cash dividends on its common stock, and does not anticipate paying any cash dividends in the foreseeable future.

Accumulated Other Comprehensive Income (Loss) – The components of accumulated other comprehensive income (loss), net of related taxes, are as follows for the years ended:

	2010	2009
Accumulated net unrealized holding losses on economic development bonds	$(2,821)	$(2,127)
Accumulated net unrealized holding gains on derivatives	32	22
Accumulated net unrealized gain on asset-backed available-for-sale securities	—	3,650
Cumulative foreign currency translation adjustments	213	(580)
Total accumulated other comprehensive income (loss)	$(2,576)	$965

CABELA’S INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands Except Share and Per Share Amounts)

22.     EARNINGS PER SHARE

The following table reconciles the number of shares utilized in the earnings per share calculations for the years ended:

	2010	2009	2008
Weighted average number of shares:
Common shares – basic	67,791,782	67,007,656	66,384,004
Effect of incremental dilutive securities:
Stock options, nonvested stock units, and
employee stock purchase plan shares	1,294,751	445,818	774,579
Common shares – diluted	69,086,533	67,453,474	67,158,583

Stock options outstanding and nonvested stock
units issued considered anti-dilutive excluded from calculation	2,571,955	4,130,935	4,466,534

23.     SUPPLEMENTAL CASH FLOW INFORMATION

The following table sets forth non-cash financing and investing activities and other cash flow information for the years ended:

	2010	2009	2008
Non-cash financing and investing activities:
Accrued property and equipment additions (1)	$13,484	$9,112	$12,304
Contribution of land received	6,847	—	5,015
Issuance of restricted common stock	—	—	1,167

Other cash flow information:
Interest paid (2)	$135,049	$40,668	$42,575
Capitalized interest	(124)	(233)	(2,472)
Interest paid, net of capitalized interest	$134,925	$40,435	$40,103
Income taxes, net	$44,127	$17,282	$55,594

(1)	Accrued property and equipment additions are recognized in the consolidated statements of cash flows in the year they are paid.
(2)    Amounts for the year ended January 1, 2011, include interest of WFB resulting from the consolidation of the Trust.

CABELA’S INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands Except Share and Per Share Amounts)

24.     SEGMENT REPORTING

The Company has three reportable segments: Retail, Direct, and Financial Services. The Retail segment sells products and services through the Company's retail stores. The Direct segment sells products through e-commerce websites (Cabelas.com and complementary websites) and direct mail catalogs. The Financial Services segment issues co-branded credit cards. For the Retail segment, operating costs consist primarily of labor, advertising, depreciation, and occupancy costs of retail stores. For the Direct segment, operating costs consist primarily of catalog costs, e-commerce advertising costs, and order processing costs. For the Financial Services segment, operating costs consist primarily of advertising and promotion, marketing fees, third party services for processing credit card transactions, salaries, and other general and administrative costs. The expenses incurred by WFB in connection with the matters cited by the FDIC referred to in Note 18 were reflected in a reduced marketing fee paid by the Financial Services segment to the Direct and Retail segments pursuant to contractual arrangement.

Revenues included in Corporate Overhead and Other are primarily made up of land sales, amounts received from outfitter services, real estate rental income, and fees earned through the Company's travel business and other complementary business services. Corporate Overhead and Other expenses include unallocated shared-service costs, operations of various ancillary subsidiaries such as real estate development and travel, and segment eliminations. Unallocated shared-service costs include receiving, distribution, and storage costs of inventory, merchandising, and quality assurance costs, as well as corporate headquarters occupancy costs.

Segment assets are those directly used in or clearly allocable to an operating segment’s operations. For the Retail segment, assets primarily include inventory in the retail stores, land, buildings, fixtures, and leasehold improvements. For the Direct segment, assets primarily include deferred catalog costs and fixed assets. At the end of 2010 and 2009, goodwill totaling $3,519 and $3,336, respectively, was included in the assets of the Retail segment. The change in the carrying value of goodwill from 2009 is due to foreign currency adjustments. For the Financial Services segment, assets include cash, credit card loans, retained interests, receivables, fixtures, and other assets. Cash and cash equivalents of WFB were $81,904 and $371,409 at the end of 2010 and 2009, respectively. Assets for the Corporate Overhead and Other segment include corporate headquarters and facilities, merchandise distribution inventory, shared technology infrastructure and related information systems, corporate cash and cash equivalents, economic development bonds, prepaid expenses, deferred income taxes, and other corporate long-lived assets. Depreciation, amortization, and property and equipment expenditures are recognized in each respective segment. The accounting policies of the segments, where applicable, are the same as those described in the summary of significant accounting policies in the Company's notes to consolidated financial statements. Intercompany revenue between segments was eliminated in consolidation.

CABELA’S INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands Except Share and Per Share Amounts)

Financial information by segment is presented in the following tables for 2010, 2009, and 2008:

				Corporate
			Financial	Overhead
Fiscal Year 2010	Retail	Direct	Services	and Other	Total
Revenue from external customers	$1,412,715	$996,451	$228,121	$25,955	$2,663,242
Revenue (loss) from internal customers	—	3,320	(446)	(2,874)	—
Total revenue	$1,412,715	$999,771	$227,675	$23,081	$2,663,242

Operating income (loss)	$205,768	$156,255	$52,401	$(227,662)	$186,762
As a percentage of revenue	14.6%	15.6%	23.0%	N/A	7.0%

Depreciation and amortization	$40,011	$4,972	$1,141	$23,748	$69,872
Assets	854,179	110,815	2,911,609	654,576	4,531,179
Property and equipment additions
including accrued amounts	36,206	11,022	1,566	30,926	79,720

				Corporate
			Financial	Overhead
Fiscal Year 2009	Retail	Direct	Services	and Other	Total
Revenue from external customers	$1,388,991	$1,054,626	$171,880	$16,743	$2,632,240
Revenue (loss) from internal customers	—	4,018	(466)	(3,552)	—
Total revenue	$1,388,991	$1,058,644	$171,414	$13,191	$2,632,240

Operating income (loss)	$163,018	$161,052	$49,598	$(280,990)	$92,678
As a percentage of revenue	11.7%	15.2%	28.9%	N/A	3.5%

Depreciation and amortization	$41,822	$5,053	$1,186	$22,505	$70,566
Assets	852,721	100,051	810,571	728,542	2,491,885
Property and equipment additions
including accrued amounts	21,180	11,678	441	16,518	49,817

				Corporate
			Financial	Overhead
Fiscal Year 2008	Retail	Direct	Services	and Other	Total
Revenue from external customers	$1,283,148	$1,093,307	$159,423	$16,843	$2,552,721
Revenue (loss) from internal customers	2,348	1,852	(452)	(3,748)	—
Total revenue	$1,285,496	$1,095,159	$158,971	$13,095	$2,552,721

Operating income (loss)	$141,578	$161,249	$46,184	$(207,972)	$141,039
As a percentage of revenue	11.0%	14.7%	29.1%	N/A	5.5%

Depreciation and amortization	$37,930	$4,198	$1,075	$21,470	$64,673
Assets	937,082	112,046	728,271	618,667	2,396,066
Property and equipment additions
including accrued amounts	21,033	6,501	1,592	25,808	54,934

CABELA’S INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands Except Share and Per Share Amounts)

As presented below, the components for the Financial Services segment will not be comparable to prior year amounts as a result of the consolidation of the Trust as of January 3, 2010.  In 2010, the securitization income component was no longer recorded and separately reported; rather the remaining components will now reflect the financial performance of the entire managed portfolio which includes the Trust. See Note 3 for additional information on the consolidation of the Trust.

	2010	2009	2008
Interest and fee income	$271,651	$51,505	$38,722
Interest expense	(86,494)	(24,242)	(13,417)
Provision for loan losses	(66,814)	(1,107)	(1,260)
Net interest income, net of provision for loan losses	118,343	26,156	24,045
Non-interest income:
Securitization income	—	197,335	185,820
Interchange income	231,347	31,701	28,072
Other non-interest income	12,247	35,888	39,303
Total non-interest income	243,594	264,924	253,195
Less: Customer rewards costs	(134,262)	(119,666)	(118,269)
Financial Services total revenue	$227,675	$171,414	$158,971
The Company's products are principally marketed to individuals within the United States. Net sales realized from other geographic markets, primarily Canada, have collectively been less than 3% of consolidated net merchandise sales in each year. No single customer accounted for 10% or more of consolidated net sales. No single product or service accounts for a significant percentage of the Company's consolidated revenue.

The following chart sets forth the percentage of the Company's merchandise revenue contributed by each of the five product categories for the Retail and Direct businesses and in total for the years presented:

	Retail			Direct			Total
	2010	2009	2008	2010	2009	2008	2010	2009	2008
Hunting Equipment	44.5%	45.3%	39.9%	33.7%	35.2%	28.7%	40.2%	41.1%	35.1%
Clothing and Footwear	24.0	22.9	24.9	33.4	33.4	36.6	27.7	27.3	30.0
Fishing and Marine	14.2	14.5	15.9	11.5	12.1	12.9	13.2	13.5	14.6
Camping	8.5	8.5	9.3	11.8	10.2	12.5	9.8	9.2	10.6
Gifts and Furnishings	8.8	8.8	10.0	9.6	9.1	9.3	9.1	8.9	9.7
Total	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

25.     FAIR VALUE MEASUREMENTS

As defined by ASC Topic 820, Fair Value Measurements and Disclosures, fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. In determining fair value, the Company uses various methods including discounted cash flow projections based on available market interest rates and management estimates of future cash payments. Financial instrument assets and liabilities measured and reported at fair value are classified and disclosed in one of the following categories:

•	Level 1 – Quoted market prices in active markets for identical assets or liabilities.

•	Level 2 – Observable inputs other than quoted market prices.

•	Level 3 – Unobservable inputs corroborated by little, if any, market data.

CABELA’S INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands Except Share and Per Share Amounts)

Level 3 is comprised of financial instruments whose fair value is estimated based on internally developed models or methodologies utilizing significant inputs that are primarily unobservable from objective sources. In determining the appropriate hierarchy levels, the Company performed an analysis of the assets and liabilities that are subject to ASC Topic 820 and determined that at January 1, 2011, all applicable financial instruments carried on the consolidated balance sheets were classified as Level 3. The following table summarizes the fair valuation of the Company's recurring financial instruments at the end of years:

	2010	2009
Assets - Level 3:
Economic development bonds	$104,231	$108,491
Interest-only strip, cash reserve accounts, and cash accounts	—	24,577
Asset-backed trading securities	—	68,752
Asset-backed available-for-sale securities	—	82,705
	$104,231	$284,525
The table below presents changes in fair value of the Company's assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the years ended 2010 and 2009:

	Interest-Only
	Strip, Cash
	Reserve	Asset-Backed	Asset-Backed	Economic
	Accounts, and	Trading	Available for	Development
	Cash Accounts	Securities	Sale Securities	Bonds
Balance, December 27,2008	$30,021	$31,584	$—	$112,585
Total gains or losses:
Included in earnings - realized	2,556	—	60	—
Included in accumulated other
comprehensive income - unrealized	—	—	5,721	6,592
Purchases, issuances, and settlements, net	(8,000)	37,168	76,924	(10,686)
Balance, January 2, 2010	24,577	68,752	82,705	108,491
Change upon adoption of ASC Topics 810 and 860	(24,577)	(68,752)	(82,705)	—
Total gains or losses:
Included in earnings - realized	—	—	—	—
Included in accumulated other
comprehensive income - unrealized	—	—	—	(1,084)
Purchases, issuances, and settlements, net	—	—	—	(3,176)
Balance, January 1, 2011	$—	$—	$—	$104,231

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

 Fair values of the Company's economic development bonds were estimated using discounted cash flow projection estimates based on available market interest rates and the estimated amounts and timing of expected future payments to be received from municipalities under tax development zones. These fair values do not reflect any premium or discount that could result from offering these bonds for sale or through early redemption, or any related income tax impact. Declines in the fair value of held-to-maturity and available-for-sale economic development bonds below cost that are deemed to be other than temporary are reflected in earnings. During 2010, 2009, and 2008, the Company evaluated the recovery of certain bonds and determined their fair value using significant unobservable inputs. At the end of 2010, none of the bonds with a fair value below carrying value were deemed to have other than a temporary impairment. At the end of 2009 and 2008, the fair value of the bonds was determined to be below carrying value, with the decline in fair value deemed to be other than temporary, resulting in fair value adjustments totaling $8,032 and $1,280, respectively, that reduced the carrying value of the bond portfolio.

The Company evaluates the recoverability of property and equipment, land held for sale, goodwill and intangibles on an annual basis or more frequently if indicators of impairment exist using significant unobservable inputs. This evaluation included existing store locations and future retail store sites.  The Company evaluated the recoverability of certain property, equipment, and other assets in 2010 and recognized write-downs totaling $3,792. The Company also recognized impairment charges totaling $1,834 in 2010, as land held for sale with a total net carrying amount of $9,054 was written down to its fair value of $7,220. These write-downs resulted in a total impairment charge of $5,626 reflected in earnings in 2010. Trends and management projections could change undiscounted cash flows in future periods which could trigger possible future write downs.

In 2009, property and equipment, land held for sale, goodwill, and other intangibles with a net carrying amount totaling $136,572 were written down to their fair value of $76,345. These write-downs resulted in a total impairment charge of $60,227 reflected in earnings in 2009.

The carrying amounts of cash and cash equivalents, accounts receivable, restricted cash, accounts payable, gift instruments (including credit card and loyalty rewards programs), accrued expenses, and income taxes payable included in the consolidated balance sheets approximate fair value given the short-term nature of these financial instruments. The secured variable funding obligations of the Trust, which include variable rates of interest that adjust daily, can fluctuate daily based on the short-term operational needs of WFB with advances and pay downs at par value. Therefore, the carrying value of the secured variable funding obligations of the Trust approximates fair value.  Credit card loans are originated with variable rates of interest that adjust with changing market interest rates. Thus, the carrying value of the credit card loans less the allowance for loan losses approximates fair value. This valuation does not include the value that relates to estimated cash flows generated from new loans over the life of the cardholder relationship. Accordingly, the aggregate fair value of the credit card loans does not represent the underlying value of the established cardholder relationship.  Time deposits are pooled in homogeneous groups, and the future cash flows of those groups are discounted using current market rates offered for similar products for purposes of estimating fair value.  The estimated fair value of secured long-term obligations of the Trust and long-term debt is based on future cash flows associated with each type of debt discounted using current borrowing rates for similar types of debt of comparable maturity.

CABELA’S INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands Except Share and Per Share Amounts)

The following table provides the estimated fair values of financial instruments not carried at fair value at the years ended:

	2010		2009
	Carrying	Estimated	Carrying	Estimated
	Value	Fair Value	Value	Fair Value
Financial Assets:
Credit card loans, net	$2,709,312	$2,709,312	$135,935	$140,199

Financial Liabilities:
Time deposits	512,751	545,461	476,664	499,838
Secured long-term obligations of the Trust	1,590,900	1,577,779	—	—
Long-term debt	345,152	340,939	348,279	343,108

26.     QUARTERLY FINANCIAL INFORMATION (Unaudited)

The following table sets forth unaudited financial and operating data in each quarter for years 2010 and 2009:

	2010				2009
	First	Second	Third	Fourth	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter
Total revenue	$559,610	$525,970	$643,251	$934,411	$539,540	$549,236	$624,296	$919,168
Operating income (1)	15,939	30,669	36,641	103,513	12,326	18,948	31,921	29,483
Net income	8,091	18,024	19,742	66,302	5,128	9,123	18,766	16,600
Earnings per share—Basic (2)	0.12	0.27	0.29	0.97	0.08	0.14	0.28	0.26
Earnings per share—Diluted (2)	0.12	0.26	0.29	0.95	0.08	0.14	0.28	0.25

(1)
The Company recorded impairment and restructuring charges of $6 million and $67 million in 2010 and 2009, respectively. For 2010, these charges by quarter were: second quarter - $2 million, third quarter - $3 million, and in the fourth quarter - $1 million. For 2009, these charges by quarter were: first quarter - $2 million, second quarter - $12 million, and the fourth quarter - $53 million.

(2)	Basic and diluted earnings per share are computed independently for each of the quarters presented and, therefore, may not sum to the totals for the year.

Revenue is typically higher in the Company's third and fourth quarters than in the first and second quarters due to holiday buying patterns and hunting and fishing season openings across the United States. The Company's quarterly operating results may fluctuate significantly as a result of these events and a variety of other factors, and operating results for any quarter are not necessarily indicative of results for a full year.

CABELA’S INCORPORATED AND SUBSIDIARIES
SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS
(In Thousands)

	Beginning	Charged to	Charged	Net	End
	of Year	Costs and	to Other	Charge-	of Year
	Balance	Expenses	Accounts	Offs	Balance
Year Ended January 1, 2011:
Allowance for doubtful accounts	$1,364	$2,052	$—	$2,052	$3,416
Allowance for credit card loan losses (1)	1,374	181,387	(91,861)	89,526	90,900

Year Ended January 2, 2010:
Allowance for doubtful accounts	$556	$808	$—	$808	$1,364
Allowance for credit card loan losses	1,507	1,107	(1,240)	(133)	1,374

Year Ended December 27, 2008:
Allowance for doubtful accounts	$1,851	$(1,295)	$—	$(1,295)	$556
Allowance for credit card loan losses	1,197	1,260	(950)	310	1,507
(1) Includes $114,573 in "Charged to Costs and Expenses" due to the change in allowance for loan losses upon consolidation of the Trust.

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

In connection with this annual report on Form 10-K, our Chief Executive Officer and Chief Financial Officer evaluated, with the participation of our management, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on management’s evaluation, our Chief Executive Officer and Chief Financial Officer each concluded that our disclosure controls and procedures were effective as of January 1, 2011.

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

With the participation of our Chief Executive Officer and our Chief Financial Officer, management evaluated the effectiveness of our internal control over financial reporting as of January 1, 2011, based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of January 1, 2011.

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

Changes in Internal Control Over Financial Reporting

In October 2010, we implemented substantial information technology system changes in support of our customer relationship management system in our Direct business. During implementation, we encountered issues with these system changes that affected our ability to take and process customer orders and to deliver products to our customers in an efficient manner.  Process level controls related to revenue recording systems (fulfillment and order entry), cash, accounts receivable, gift cards liability, and credit card points liability were impacted by these system changes.  These implementation issues had an adverse impact on our business during the quarter ended January 1, 2011, including the loss of sales, but were remediated by the end of 2010. There were no other changes in our internal control over financial reporting that occurred during the quarter ended January 1, 2011, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Cabela’s Incorporated and Subsidiaries
Sidney, Nebraska

We have audited the internal control over financial reporting of Cabela’s Incorporated and Subsidiaries (the “Company”) as of January 1, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 1, 2011, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended January 1, 2011 of the Company and our report dated February 25, 2011 expressed an unqualified opinion on those consolidated financial statements and financial statement schedule and included an explanatory paragraph regarding the Company's adoption of guidance resulting in consolidation of the Cabela's Master Credit Card Trust and related entities.

/s/ Deloitte & Touche LLP

DELOITTE & TOUCHE LLP

Omaha, Nebraska
February 25, 2011

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information under the headings “Proposal One – Election of Directors,” “Executive Officers of the Company,” “Corporate Governance – Committees of the Board of Directors – Audit Committee,” and “Section 16(a) Beneficial Ownership Reporting Compliance,” in our Proxy Statement relating to our 2011 Annual Meeting of Shareholders (our “Proxy Statement”) is incorporated herein by reference. With the exception of the foregoing information and other information specifically incorporated by reference into this Report on Form 10-K, our Proxy Statement is not being filed as a part hereof.

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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

     (a) The following documents are filed as part of this report:

1.	Financial Statements:

•	Report of Independent Registered Public Accounting Firm

•	Consolidated Statements of Income – Years ended January 1, 2011, January 2, 2010, and December 27, 2008

•	Consolidated Balance Sheets – January 1, 2011, and January 2, 2010

•	Consolidated Statements of Cash Flows – Years ended January 1, 2011, January 2, 2010, and December 27, 2008

•	Consolidated Statements of Stockholders’ Equity – Years ended January 1, 2011, January 2, 2010, and December 27, 2008

•	Notes to Consolidated Financial Statements

2.	Financial Statement Schedules:

•	Schedule II – Valuation and Qualifying Accounts
All other schedules for which provision is made in the applicable accounting regulations of the SEC are not required under the related instructions or are inapplicable and, therefore, have been omitted.

3.	Exhibits: See Item 15(b) below.

     (b) Exhibits

Exhibit
Number	Exhibit Description

3.1
Amended and Restated Certificate of Incorporation of Cabela's Incorporated (incorporated by reference from Exhibit 3.1 of our Quarterly Report on Form 10-Q, filed on August 13, 2004, File No. 001-32227)

3.2
Certificate of Amendment of Amended and Restated Certificate of Incorporation of Cabela's Incorporated (incorporated by reference from Exhibit 3.1 of our Current Report on Form 8-K, filed on May 15, 2006, File No. 001-32227)

3.3	Amended and Restated Bylaws of Cabela's Incorporated (incorporated by reference from Exhibit 3 of our Current Report on Form 8-K, filed on December 17, 2009, File No. 001-32227)

4.1	Specimen Stock Certificate (incorporated by reference from Exhibit 4.1 of our Registration Statement on Form S-1, filed on March 23, 2004, Registration No. 333-113835)

4.2
Registration Rights Agreement dated as of September 23, 2003, among Cabela's Incorporated and the security holders named therein (incorporated by reference from Exhibit 4.2 of our Registration Statement on Form S-1, filed on March 23, 2004, Registration No. 333-113835)

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

4.6
Note Purchase Agreements dated as of February 27, 2006, among Cabela's Incorporated and various purchasers party thereto (incorporated by reference from Exhibit 4.6 of our Annual Report on Form 10-K, filed on March 1, 2010, File No. 001-32227)

4.7
First Supplement to Note Purchase Agreements dated as of February 27, 2006, among Cabela's Incorporated and various purchasers party thereto (incorporated by reference from Exhibit 4.7 of our Annual Report on Form 10-K, filed on March 1, 2010, File No. 001-32227)

4.8
Second Supplement to Note Purchase Agreements dated as February 27, 2006, among Cabela's Incorporated and various purchasers party thereto (incorporated by reference from Exhibit 4.8 of our Annual Report on Form 10-K, filed on March 1, 2010, File No. 001-32227)

4.9
Amendment No. 1 to Note Purchase Agreements dated as of February 27, 2006, among Cabela's Incorporated and various purchasers party thereto (incorporated by reference from Exhibit 4.9 of our Annual Report on Form 10-K, filed on March 1, 2010, File No. 001-32227)

10.1
Executive Employment Agreement dated as of January 4, 2004, between Cabela's Incorporated and Richard N. Cabela (incorporated by reference from Exhibit 10.1 of our Registration Statement on Form S-1, filed on March 23, 2004, Registration No. 333-113835)*

10.2
Addendum to Executive Employment Agreement dated as of January 4, 2004, between Cabela's Incorporated and Richard N. Cabela (incorporated by reference from Exhibit 10.1 of our Quarterly Report on Form 10-Q, filed on May 12, 2005, File No. 001-32227)*

10.3
Executive Employment Agreement dated as of January 4, 2004, between Cabela's Incorporated and James W. Cabela (incorporated by reference from Exhibit 10.2 of our Registration Statement on Form S-1, filed on March 23, 2004, Registration No. 333-113835)*

10.4
Addendum to Executive Employment Agreement dated as of January 4, 2004, between Cabela's Incorporated and James W. Cabela (incorporated by reference from Exhibit 10.2 of our Quarterly Report of Form 10-Q, filed on May 12, 2005, File No. 001-32227)*

10.5	1997 Stock Option Plan (incorporated by reference from Exhibit 10.6 of our Registration Statement on Form S-1, filed on March 23, 2004, Registration No. 333-113835)*

10.6	First Amendment to 1997 Stock Option Plan (incorporated by reference from Exhibit 10.7 of our Registration Statement on Form S-1, filed on March 23, 2004, Registration No. 333-113835)*

10.7	Second Amendment to 1997 Stock Option Plan (incorporated by reference from Exhibit 10.8 of our Registration Statement on Form S-1, filed on March 23, 2004, Registration No. 333-113835)*

10.8	Third Amendment to 1997 Stock Option Plan (incorporated by reference from Exhibit 10.9 of our Registration Statement on Form S-1, filed on March 23, 2004, Registration No. 333-113835)*

10.9	Fourth Amendment to 1997 Stock Option Plan (incorporated by reference from Exhibit 10.9.1 of our Registration Statement on Form S-1, filed on March 23, 2004, Registration No. 333-113835)*

10.10	Fifth Amendment to 1997 Stock Option Plan (incorporated by reference from Exhibit 10 of our Quarterly Report of Form 10-Q, filed on August 6, 2007, File No. 001-32227)*

10.11	Sixth Amendment to 1997 Stock Option Plan (incorporated by reference from Exhibit 10.11 of our Annual Report on Form 10-K, filed on March 1, 2010, File No. 001-32227)*

10.12	Form of 1997 Employee Stock Option Agreement (incorporated by reference from Exhibit 10.10 of our Registration Statement on Form S-1, filed on March 23, 2004, Registration No. 333-113835)*

10.13	Cabela's Incorporated 2004 Stock Plan (as amended and restated effective February 8, 2011)*

10.14	Form of 2004 Stock Plan Employee Stock Option Agreement (incorporated by reference from Exhibit 10.13 of our Registration Statement on Form S-1, filed on March 23, 2004, Registration No. 333-113835)*

10.15	Form of 2004 Stock Plan Employee Stock Option Agreement (2006) (incorporated by reference from Exhibit 10.1 of our Current Report on Form 8-K, filed on May 15, 2006, File No. 001-32227)*

10.16	Form of 2004 Stock Plan Employee Stock Option Agreement (2008) (incorporated by reference from Exhibit 10.3 of our Current Report on Form 8-K, filed on June 4, 2008, File No. 001-32227)*

10.17	Form of 2004 Stock Plan Employee Stock Option Agreement (2009) (incorporated by reference from Exhibit 10.2 of our Current Report on Form 8-K, filed on March 6, 2009, File No. 001-32227)*

10.18	Form of 2004 Stock Plan Restricted Stock Unit Agreement (incorporated by reference from Exhibit 10.1 of our Current Report on Form 8-K, filed on March 6, 2009, File No. 001-32227)

10.19	Form of 2004 Stock Plan Restricted Stock Unit Agreement (Performance-Based) (incorporated by reference from Exhibit 10.3 of our Current Report on Form 8-K, filed on March 5, 2010, File No. 001-32227)

10.20	Form of 2004 Stock Plan Non-Employee Director Stock Option Agreement (2006) (incorporated by reference from Exhibit 10.2 of our Current Report on Form 8-K, filed on May 15, 2006, File No. 001-32227)*

10.21
Form of 2004 Stock Plan Non-Employee Director Stock Option Agreement (2010) (incorporated by reference from Exhibit 10.1 of our Quarterly Report on Form 10-Q, filed on July 30, 2010, File No. 001-32227)*

10.22
Second Amended and Restated Credit Agreement dated as of July 15, 2005, among Cabela's Incorporated, various lenders party thereto, and U.S. Bank National Association, as Administrative Agent (incorporated by reference from Exhibit 10.19 of our Annual Report on Form 10-K, filed on March 1, 2010, File No. 001-32227)

10.23
Joinder Agreement made by Cabela's Retail IL, Inc. to Second Amended and Restated Credit Agreement dated as of July 15, 2005, among Cabela's Incorporated, various lenders party thereto, and U.S. Bank National Association, as Administrative Agent (incorporated by reference from Exhibit 10.2 of our Current Report on Form 8-K, filed on June 20, 2007, File No. 001-32227)

10.24
First Amendment to Second Amended and Restated Credit Agreement dated as of July 15, 2005, among Cabela's Incorporated, various lenders party thereto, and U. S. Bank National Association, as Collateral Agent (incorporated by reference from Exhibit 10.21 of our Annual Report on Form 10-K, filed on March 1, 2010, File No. 001-32227)

10.25
Second Amendment to Second Amended and Restated Credit Agreement dated as of July 15, 2005, among Cabela's Incorporated, various lenders party thereto, and U.S. Bank National Association, as Collateral Agent (incorporated by reference from Exhibit 10.1 of our Current Report on Form 8-K, filed on December 17, 2009, File No. 001-32227)

10.26
Fourth Amended and Restated Intercreditor Agreement dated as of June 15, 2007, among Cabela's Incorporated, various note holders party thereto, various lenders party thereto, and U.S. Bank National Association, as Collateral Agent (incorporated by reference from Exhibit 10.1 of our Current Report on Form 8-K, filed on June 20, 2007, File No. 001-32227)*

10.27	Form of Indemnification Agreement (incorporated by reference from Exhibit 10.18 of our Registration Statement on Form S-1, filed on March 23, 2004, Registration No. 333-113835)*

10.28	Summary of Non-Employee Director Compensation (incorporated by reference from the section titled “Director Compensation” in our Proxy Statement for the 2011 Annual Meeting of Shareholders)*

10.29	Summary of Named Executive Officer Compensation (incorporated by reference from the section titled “Executive Compensation” in our Proxy Statement for the 2011 Annual Meeting of Shareholders)*

10.30
Amended and Restated Lease Agreement with Option to Purchase dated April 26, 2005, between Ohio County Development Authority and Cabela's Wholesale, Inc. (incorporated by reference from Exhibit 10.29 of our Annual Report of Form 10-K, filed on March 1, 2006, File No. 001-32227)

10.31	Cabela's Incorporated Performance Bonus Plan (incorporated by reference from Exhibit 10 of our Current Report on Form 8-K, filed on February 19, 2008, File No. 001-32227)*

10.32
Form of Proprietary Matters Agreement (executed by Dennis Highby, Patrick A. Snyder, Brian J. Linneman, Charles Baldwin and Michael Copeland) (incorporated by reference from Exhibit 10.3 of our Current Report on Form 8-K, filed on March 6, 2009, File No. 001-32227)*

10.33
Form of Proprietary Matters Agreement - World's Foremost Bank (executed by Ralph W. Castner and Joseph M. Friebe) (incorporated by reference from Exhibit 10.4 of our Current Report on Form 8-K, filed on March 6, 2009, File No. 001-32227)*

10.34
Form of Retention Award Agreement (executed by Patrick A. Snyder and Brian J. Linneman) (incorporated by reference from Exhibit 10.1 of our Current Report on Form 8-K, filed on July 10, 2008, File No. 001-32227)*

10.35
Form of Restricted Stock Agreement (executed by Patrick A. Snyder and Brian J. Linneman) (incorporated by reference from Exhibit 10.2 of our Current Report on Form 8-K, filed on July 10, 2008, File No. 001-32227)*

10.36
Executive Employment Agreement dated March 13, 2009, between Cabela's Incorporated and Thomas L. Millner (incorporated by reference from Exhibit 10.1 of our Current Report on Form 8-K, filed on March 19, 2009, File No. 001-32227)*

10.37
Restricted Stock Unit Agreement dated March 13, 2009, between Cabela's Incorporated and Thomas L. Millner (incorporated by reference from Exhibit 10.2 of our Current Report on Form 8-K, filed on March 19, 2009, File No. 001-32227)*

10.38
Stock Option Agreement dated March 13, 2009, between Cabela's Incorporated and Thomas L. Millner (incorporated by reference from Exhibit 10.3 of our Current Report on Form 8-K, filed on March 19, 2009, File No. 001-32227)*

10.39
Proprietary Matters Agreement dated March 13, 2009, between Cabela's Incorporated and Thomas L. Millner (incorporated by reference from Exhibit 10.4 of our Current Report on Form 8-K, filed on March 19, 2009, File No. 001-32227)*

10.40
Executive Employment Agreement dated March 18, 2009, between Cabela's Incorporated and Dennis Highby (incorporated by reference from Exhibit 10.7 of our Current Report on Form 8-K, filed on March 19, 2009, File No. 001-32227)

10.41
Form of 2009 Amended and Restated Management Change of Control Severance Agreement (incorporated by reference from Exhibit 10.2 of our Current Report on Form 8-K, filed on December 17, 2009, File No. 001-32227)*

10.42
Form of 2009 Amended and Restated Management Change of Control Severance Agreement (World's Foremost Bank) (incorporated by reference from Exhibit 10.3 of our Current Report on Form 8-K, filed on December 17, 2009, File No. 001-32227)*

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

CABELA’S INCORPORATED

Dated:	February 25, 2011	By:	/s/ Thomas L. Millner
Thomas L. Millner
President and Chief Executive Officer
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Thomas L. Millner	President, Chief Executive Officer, and	February 25, 2011
Thomas L. Millner	Director (Principal Executive Officer)

/s/ Ralph W. Castner	Executive Vice President and Chief Financial Officer	February 25, 2011
Ralph W. Castner	(Principal Financial Officer and Principal Accounting Officer)

*	Chairman of the Board and Director	February 25, 2011
Richard N. Cabela

*	Vice Chairman of the Board and Director	February 25, 2011
James W. Cabela

*	Vice Chairman of the Board and Director	February 25, 2011
Dennis Highby

*	Director	February 25, 2011
Theodore M. Armstrong

*	Director	February 25, 2011
John H. Edmondson

*	Director	February 25, 2011
John Gottschalk

*	Director	February 25, 2011
Reuben Mark

*	Director	February 25, 2011
Michael R. McCarthy

* By:	/s/ Thomas L. Millner
Thomas L. Millner
Attorney-in-fact
February 25, 2011