Form 10-Q
period 2011-04-02
CABELAS INC
filed 2011-04-29
CIK 1267130

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 2, 2011
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

Number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: Common stock, $0.01 par value:  69,107,935 shares as of April 27, 2011.

CABELA'S INCORPORATED

FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED APRIL 2, 2011

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

CABELA'S INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Dollars in Thousands Except Earnings Per Share)
(Unaudited)

	Three Months Ended
	April 2,	April 3,
	2011	2010
Revenue:
Merchandise sales	$509,110	$494,036
Financial Services revenue	72,371	59,984
Other revenue	5,230	5,590
Total revenue	586,711	559,610

Total cost of revenue (exclusive of depreciation and amortization)	341,210	329,435
Selling, distribution, and administrative expenses	214,614	214,236
Operating income	30,887	15,939

Interest expense, net	(6,022)	(5,454)
Other non-operating income, net	1,964	1,738
Income before provision for income taxes	26,829	12,223
Provision for income taxes	9,044	4,132

Net income	$17,785	$8,091

Earnings per basic share	$0.26	$0.12

Earnings per diluted share	$0.25	$0.12

Basic weighted average shares outstanding	68,777,882	67,437,305

Diluted weighted average shares outstanding	71,343,669	68,609,188

Refer to notes to unaudited condensed consolidated financial statements.

CABELA'S INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands Except Par Values)
(Unaudited)

	April 2,	January 1,	April 3,
ASSETS	2011	2011	2010
CURRENT
Cash and cash equivalents	$168,326	$136,419	$290,626
Restricted cash of the Trust	15,887	18,575	25,674
Held-to-maturity investment securities	—	—	224,766
Accounts receivable, net of allowance for doubtful accounts of $2,366, $3,416, and $1,280	28,162	47,218	20,964
Credit card loans (includes restricted credit card loans of the Trust of $2,599,535, $2,775,768, and $2,372,858, net of allowance for loan losses of $82,800, $90,900, and $104,850)	2,534,243	2,709,312	2,284,986
Inventories	562,785	509,097	445,671
Prepaid expenses and other current assets	124,373	123,304	131,161
Income taxes receivable and deferred income taxes	784	2,136	15,805
Total current assets	3,434,560	3,546,061	3,439,653
Property and equipment, net	837,136	817,947	815,764
Land held for sale or development	21,897	21,816	31,822
Economic development bonds	103,063	104,231	111,356
Deferred income taxes	11,838	12,786	—
Other assets	24,356	28,338	22,605
Total assets	$4,432,850	$4,531,179	$4,421,200

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT
Accounts payable, including unpresented checks of $14,823, $27,227, and $58,040	$203,017	$214,757	$215,936
Gift instruments, and credit card and loyalty rewards programs	191,767	202,541	172,450
Accrued expenses	90,337	138,510	110,385
Time deposits	171,981	148,619	124,016
Current maturities of secured variable funding obligations of the Trust	—	393,000	—
Current maturities of secured long-term obligations of the Trust	1,123,400	698,400	749,500
Current maturities of long-term debt	8,376	230	5,714
Deferred income taxes and income taxes payable	—	2,880	—
Total current liabilities	1,788,878	1,798,937	1,378,001
Long-term time deposits	610,409	364,132	337,264
Secured long-term obligations of the Trust, less current maturities	467,500	892,500	1,378,400
Long-term debt, less current maturities	402,477	344,922	345,099
Deferred income taxes	—	—	12,723
Other long-term liabilities	107,562	106,140	62,960

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Preferred stock, $0.01 par value; Authorized - 10,000,000 shares; Issued - none	—	—	—
Common stock, $0.01 par value:
Class A Voting, Authorized - 245,000,000 shares; Issued - 69,101,927, 68,156,154, and 67,626,720 shares	691	681	676
Class B Non-voting, Authorized - 245,000,000 shares; Issued - none	—	—	—
Additional paid-in capital	320,639	306,149	289,423
Retained earnings	738,079	720,294	616,226
Accumulated other comprehensive income (loss)	(3,385)	(2,576)	428
Total stockholders' equity	1,056,024	1,024,548	906,753
Total liabilities and stockholders' equity	$4,432,850	$4,531,179	$4,421,200

Refer to notes to unaudited condensed consolidated financial statements.

CABELA'S INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(Unaudited)

	Three Months Ended
	April 2,	April 3,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$17,785	$8,091
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	17,262	17,787
Stock-based compensation	3,092	2,266
Deferred income taxes	3,185	(11,061)
Provision for loan losses	7,674	15,147
Other, net	(1,197)	806
Change in operating assets and liabilities:
Accounts receivable	20,042	10,544
Change in credit card loans originated from internal operations, net	56,740	58,447
Inventories	(53,688)	(5,537)
Prepaid expenses and other current assets	485	21,319
Land held for sale or development	(81)	43
Accounts payable and accrued expenses	(50,541)	(59,175)
Gift instruments, and credit card and loyalty rewards programs	(10,774)	(11,465)
Other long-term liabilities	1,434	(4,783)
Income taxes receivable/payable	(3,537)	(32,335)
Net cash provided by operating activities	7,881	10,094

CASH FLOWS FROM INVESTING ACTIVITIES:
Property and equipment additions	(33,179)	(14,291)
Purchases of held-to-maturity investment securities	—	(224,751)
Maturities of held-to-maturity investment securities	180	—
Proceeds from retirements and maturities of economic development bonds	499	1,012
Change in restricted cash of the Trust, net	2,652	(6,284)
Change in credit card loans originated externally, net	110,654	87,207
Other investing changes, net	299	962
Net cash provided by (used in) investing activities	81,105	(156,145)

CASH FLOWS FROM FINANCING ACTIVITIES:
Change in unpresented checks net of bank balance	(12,404)	13,646
Change in time deposits, net	269,638	(15,384)
Borrowings on secured obligations of the Trust	80,000	255,000
Repayments on secured obligations of the Trust	(473,000)	(400,000)
Borrowings on revolving credit facilities and inventory financing	277,212	3,065
Repayments on revolving credit facilities and inventory financing	(210,889)	(3,398)
Payments on long-term debt	(56)	(79)
Proceeds from exercise of stock options and employee stock purchase plan issuances, net	10,244	1,383
Excess tax benefits from exercise of stock options	1,280	—
Other financing changes, net	896	259
Net cash used in financing activities	(57,079)	(145,508)

Net change in cash and cash equivalents	31,907	(291,559)
Cash and cash equivalents, at beginning of period	136,419	582,185
Cash and cash equivalents, at end of period	$168,326	$290,626

Refer to notes to unaudited condensed consolidated financial statements.

CABELA'S INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Dollars in Thousands)
(Unaudited)
	Common Stock Shares	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total

BALANCE, at January 2, 2010	67,287,575	$673	$285,490	$697,293	$965	$984,421
Effect of consolidation of the Trust, net of tax	—	—	—	(89,158)	(3,650)	(92,808)
Comprehensive income:
Net income	—	—	—	8,091	—	8,091
Unrealized gain on economic development bonds, net of taxes of $1,396	—	—	—	—	2,481	2,481
Derivatives adjustment, net of taxes of $37	—	—	—	—	67	67
Foreign currency translation adjustment	—	—	—	—	565	565
Total comprehensive income						11,204
Stock-based compensation	—	—	2,313	—	—	2,313
Employee stock purchase plan issuances	30,779	—	496	—	—	496
Exercise of employee stock options	308,366	3	884	—	—	887
Tax benefit on employee stock option exercises	—	—	240	—	—	240
BALANCE, at April 3, 2010	67,626,720	$676	$289,423	$616,226	$428	$906,753

BALANCE, at January 1, 2011	68,156,154	$681	$306,149	$720,294	$(2,576)	$1,024,548
Comprehensive income:
Net income	—	—	—	17,785	—	17,785
Unrealized loss on economic development bonds, net of taxes of $235	—	—	—	—	(422)	(422)
Derivatives adjustment, net of taxes of $9	—	—	—	—	9	9
Foreign currency translation adjustment	—	—	—	—	(396)	(396)
Total comprehensive income						16,976
Stock-based compensation	—	—	2,976	—	—	2,976
Exercise of employee stock options	945,773	10	10,234	—	—	10,244
Tax benefit on employee stock option exercises	—	—	1,280	—	—	1,280
BALANCE, at April 2, 2011	69,101,927	$691	$320,639	$738,079	$(3,385)	$1,056,024

Refer to notes to unaudited condensed consolidated financial statements.

CABELA'S INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands Except Share and Per Share Amounts)
(Unaudited)

1.	MANAGEMENT REPRESENTATIONS

Principles of Consolidation - The condensed consolidated financial statements included herein are unaudited and have been prepared by management of Cabela's Incorporated and its wholly-owned subsidiaries (“Cabela's,” “Company,” “we,” “our,” or “us”) pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. The Company's condensed consolidated balance sheet as of January 1, 2011, was derived from the Company's audited consolidated balance sheet as of that date. All other condensed consolidated financial statements contained herein are unaudited and reflect all adjustments which are, in the opinion of management, necessary to summarize fairly our financial position and results of operations and cash flows for the periods presented. All of these adjustments are of a normal recurring nature. Intercompany balances and transactions have been eliminated in consolidation. Because of the seasonal nature of the Company's operations, results of operations of any single reporting period should not be considered as indicative of results for a full year. These condensed consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements for the fiscal year ended January 1, 2011.

Evaluation of Subsequent Events - Management of the Company evaluated subsequent events through the filing date of this Form 10-Q determined that there were no subsequent events to recognize or disclose in the condensed consolidated financial statements presented herein.

Reporting Periods - Unless otherwise stated, the fiscal periods referred to in the notes to these condensed consolidated financial statements are the 13 weeks ended April 2, 2011 (the “three months ended April 2, 2011”), the 13 weeks ended April 3, 2010 (the “three months ended April 3, 2010”), and the 52 weeks ended January 1, 2011 (the “year ended 2010”). World's Foremost Bank ("WFB"), Cabela's wholly-owned bank subsidiary, follows a calendar fiscal period and, accordingly, the respective three month periods ended on March 31, 2011 and 2010, and the fiscal year ended on December 31, 2010.

2.    CABELA'S MASTER CREDIT CARD TRUST

WFB utilizes the Cabela's Master Credit Card Trust and related entities (collectively referred to as the "Trust") for the purpose of routinely selling and securitizing credit card loans and issuing beneficial interest to investors. The Trust issues variable funding facilities and long-term notes each of which has an undivided interest in the assets of the Trust. WFB must retain a minimum 20 day average of 5% of the loans in the securitization trust which ranks pari passu with the investors' interests in the securitized trusts.  In addition, WFB owns notes issued by the Trust from some of the securitizations, which in some cases may be subordinated to other notes issued.  WFB's retained interests were eliminated upon consolidation of the Trust. The consolidated assets of the Trust are subject to credit, payment, and interest rate risks on the transferred credit card loans.  In the condensed consolidated balance sheet, the credit card loans of the Trust are included in credit card loans as “restricted credit card loans of the Trust” and the obligations of the Trust are recorded as secured borrowings in “secured variable funding obligations of the Trust” and “secured long-term obligations of the Trust.”

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

Another feature, which is applicable to the notes issued from the Trust, is one in which excess cash flows generated by the transferred loans are held at the Trust for the benefit of the investors. This cash reserve account funding is triggered when the three-month average excess spread rate of the Trust decreases to below 4.50% or 5.50% (depending on the series) with increasing funding requirements as excess spread levels decline below preset levels or as contractually required by the governing documents. Similar to early amortization, this feature also is designed to protect the investors' interests from loss thus making the cash restricted.  Upon scheduled maturity or early amortization of a securitization, WFB is required to remit principal payments received on the securitized pool of loans to the Trust which are restricted for the repayment of the investors' principal note. Credit card loans performed within established guidelines and no events which could trigger an “early amortization” occurred during the three months ended April 2, 2011, the year ended January 1, 2011, and the three months ended April 3, 2010.

The following table presents the components of the consolidated assets and liabilities of the Trust at the periods ended:

	April 2,	January 1,	April 3,
	2011	2011	2010
Consolidated assets:
Restricted credit card loans, net of allowance of $82,410, $90,100, and $104,170	$2,517,130	$2,685,668	$2,268,689
Restricted cash	15,887	18,575	25,674
Total	$2,533,017	$2,704,243	$2,294,363

Consolidated liabilities:
Secured variable funding obligations	$—	$393,000	$—
Secured long-term obligations	1,590,900	1,590,000	2,127,900
Interest rate swap	—	—	4,970
Interest due to third party investors	2,165	2,336	3,425
Total	$1,593,065	$1,986,236	$2,136,295

CABELA'S INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands Except Share and Per Share Amounts)
(Unaudited)

3.     CREDIT CARD LOANS AND ALLOWANCE FOR LOAN LOSSES

WFB grants individual credit card loans to its customers and is diversified in its lending with borrowers throughout the United States. Credit card loans are reported at their principal amounts outstanding less the allowance for loan losses. As part of collection efforts, a credit card loan may be closed and placed on non-accrual or restructured in a fixed payment plan prior to charge off. WFB's fixed payment plans consist of a lower interest rate, reduced minimum payment, and elimination of fees. Loans on fixed payment plans include loans in which the customer has engaged a consumer credit counseling agency to assist them in managing their debt. Customers who miss two consecutive payments once placed on a payment plan or non-accrual will resume accruing interest at the rate they had accrued at before they were placed on a plan. Interest and fees are accrued in accordance with the terms of the applicable cardholder agreements on credit card loans until the date of charge off unless placed on non-accrual. Payments received on non-accrual loans are applied to principal. WFB does not record any liabilities for off balance sheet risk of unfunded commitments through the origination of unsecured credit card loans.

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

The following table reflects the composition of the credit card loans at the periods ended:

	April 2,	January 1,	April 3,
	2011	2011	2010
Restricted credit card loans of the Trust (1)	$2,599,535	$2,775,768	$2,372,858
Unrestricted credit card loans	17,508	24,444	16,978
Total credit card loans	2,617,043	2,800,212	2,389,836
Allowance for loan losses	(82,800)	(90,900)	(104,850)
Credit card loans, net	$2,534,243	$2,709,312	$2,284,986

(1) Restricted credit card loans are restricted for repayment of secured borrowings of the Trust.

Allowance for Loan Losses:

The allowance for loan losses represents management's estimate of probable losses inherent in the credit card loan portfolio. The allowance for loan losses is established through a charge to the provision for loan losses and is regularly evaluated by management for adequacy. Loans on a payment plan or non-accrual are segmented from the rest of the credit card loan portfolio into a restructured credit card loan segment before establishing an allowance for loan losses as these loans have a higher probability of loss. Management estimates losses inherent in the credit card loans segment and restructured credit card loans segment based on a model which tracks historical loss experience on delinquent accounts and charge-offs, net of estimated recoveries.  WFB uses a migration analysis that estimates the likelihood that a credit card loan will progress through the various stages of delinquency and to charge-off. The migration analysis estimates the gross amount of principal that will be charged off over of the next 12 months, net of recoveries. This estimate is used to derive an estimated allowance for loan losses. In addition to these methods of measurement, management also considers other factors such as general economic and business conditions affecting key lending areas, credit concentration, changes in origination and portfolio management, and credit quality trends. Since the evaluation of the inherent loss with respect to these factors is subject to a high degree of uncertainty, the measurement of the overall allowance is subject to estimation risk, and the amount of actual losses can vary significantly from the estimated amounts.

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

CABELA'S INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands Except Share and Per Share Amounts)
(Unaudited)

The following table reflects the activity in the allowance for loan losses by segment for the periods presented:

	Three Months Ended
	April 2, 2011			April 3, 2010
		Restructured Credit Card	Total	Total
	Credit	Credit Card	Credit Card	Credit Card
	Card Loans	Loans	Loans	Loans

Balance, beginning of period	$52,000	$38,900	$90,900	$1,374
Change in allowance for loan losses upon consolidation of the Trust	—	—	—	114,573
	52,000	38,900	90,900	115,947

Provision for loan losses	5,259	2,415	7,674	15,147

Charge-offs	(15,573)	(5,682)	(21,255)	(29,982)
Recoveries	3,914	1,567	5,481	3,738
Net charge-offs	(11,659)	(4,115)	(15,774)	(26,244)
Balance, end of period	$45,600	$37,200	$82,800	$104,850

Credit Quality Indicators, Delinquent, and Non-Accrual Loans:

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

CABELA'S INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands Except Share and Per Share Amounts)
(Unaudited)

The table below provides information on non-accrual, past due, and restructured credit card loans by class by using the respective quarter FICO score for the periods presented:

	FICO Score of Credit Card Loans Segment			Restructured Credit Card Loans Segment (1)
	679 and Below	680-749	750 and Above		Total
At April 2, 2011:
Credit card loan status:
Current	$341,483	$859,463	$1,292,530	$69,422	$2,562,898
30-59 days past due	12,285	7,407	5,302	5,793	30,787
60-89 days past due	4,695	1,086	188	2,991	8,960
90 or more days past due	8,903	364	29	5,102	14,398
Total past due	25,883	8,857	5,519	13,886	54,145
Total credit card loans	$367,366	$868,320	$1,298,049	$83,308	$2,617,043

90 days or more past due and still accruing	$8,903	$364	$29	$4,683	$13,979
Non-accrual	—	—	—	7,269	7,269

At January 1, 2011:
Credit card loan status:
Current	$353,937	$864,791	$1,445,446	$69,521	$2,733,695
30-59 days past due	13,645	8,267	7,127	7,740	36,779
60-89 days past due	5,775	1,044	240	4,111	11,170
90 or more days past due	11,504	460	53	6,551	18,568
Total past due	30,924	9,771	7,420	18,402	66,517
Total credit card loans	$384,861	$874,562	$1,452,866	$87,923	$2,800,212

90 days or more past due and still accruing	$11,504	$460	$53	$6,160	$18,177
Non-accrual	—	—	—	6,629	6,629
(1) Specific allowance for loan losses of $37,180 and $38,913 at April 2, 2011, and January 1, 2011, respectively, are included in total allowance for loan losses.

CABELA'S INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands Except Share and Per Share Amounts)
(Unaudited)

4.    SECURITIES

Securities consisted of the following for the periods ended:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
April 2, 2011:
Available-for-sale securities:
Economic development bonds	$108,129	$2,043	$(7,109)	$103,063

January 1, 2011:
Available-for-sale securities:
Economic development bonds	$108,640	$2,045	$(6,454)	$104,231

April 3, 2010:
Available-for-sale securities:
Economic development bonds	$110,803	$2,817	$(2,264)	$111,356

Held-to-maturity securities:
U.S. governmental agency (1)	224,766	17	—	224,783
	$335,569	$2,834	$(2,264)	$336,139

(1)   The U.S. government agency held-to-maturity securities were held by WFB and were available for utilization only by WFB pursuant to regulatory restrictions.

The carrying value and fair value of securities by contractual maturity at April 2, 2011, were as follows:

	Available-for-Sale
	Amortized	Fair
	Cost	Value

For the nine months ending December 31, 2011	$1,723	$1,755
For the fiscal years ending:
2012	1,932	1,984
2013	2,436	2,456
2014	3,660	3,578
2015	4,026	3,910
2016 - 2020	27,483	26,338
2021 and thereafter	66,869	63,042
	$108,129	$103,063

At April 2, 2011, and April 3, 2010, none of the securities with a fair value below carrying value were deemed to have other than a temporary impairment.

CABELA'S INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands Except Share and Per Share Amounts)
(Unaudited)

5.    BORROWINGS OF FINANCIAL SERVICES SUBSIDIARY

The obligations of the Trust are secured borrowings backed by credit card loans. The following table presents, as of the periods presented, a summary of the secured fixed and variable rate long-term obligations of the Trust, the expected maturity dates, and the respective weighted average interest rates.

At April 2, 2011:
Series	Expected Maturity Date	Fixed Rate Obligations	Interest Rate	Variable Rate Obligations	Interest Rate	Total Obligations	Interest Rate

2006-III	October 2011	$250,000	5.26%	$250,000	0.43%	$500,000	2.84%
2008-IV	September 2011	122,500	7.29	75,900	4.49	198,400	6.22
2009-I	March 2012	—	—	425,000	2.26	425,000	2.26
2010-I	January 2015	—	—	255,000	1.71	255,000	1.71
2010-II	September 2015	127,500	2.29	85,000	0.96	212,500	1.76

Total secured long-term obligations of the Trust		500,000		1,090,900		1,590,900
Less: current maturities		(372,500)		(750,900)		(1,123,400)
Secured long-term obligations of the Trust, less current maturities		$127,500		$340,000		$467,500

At January 1, 2011:
2006-III	October 2011	$250,000	5.26%	$250,000	0.44%	$500,000	2.85%
2008-IV	September 2011	122,500	7.29	75,900	4.49	198,400	6.22
2009-I	March 2012	—	—	425,000	2.26	425,000	2.26
2010-I	January 2015	—	—	255,000	1.71	255,000	1.71
2010-II	September 2015	127,500	2.29	85,000	0.96	212,500	1.76

Total secured long-term obligations of the Trust		500,000		1,090,900		1,590,900
Less: current maturities		(372,500)		(325,900)		(698,400)
Secured long-term obligations of the Trust, less current maturities		$127,500		$765,000		$892,500

At April 3, 2010:
2005-I	October 2010	$140,000	4.97%	$109,500	0.49%	$249,500	3.01%
2006-III	October 2011	250,000	5.26	250,000	0.40	500,000	2.83
2008- I	December 2010	461,500	4.37	38,500	3.78	500,000	4.33
2008-IV	September 2011	122,500	7.29	75,900	4.46	198,400	6.21
2009-I	March 2012	—	—	425,000	2.23	425,000	2.23
2010-I	January 2015	—	—	255,000	1.69	255,000	1.69

Total secured long-term obligations of the Trust		974,000		1,153,900		$2,127,900
Less: current maturities		(601,500)		(148,000)		(749,500)
Secured long-term obligations of the Trust, less current maturities		$372,500		$1,005,900		$1,378,400

CABELA'S INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands Except Share and Per Share Amounts)
(Unaudited)

The Trust also issues variable funding facilities which are considered secured borrowings backed by credit card loans. On March 29, 2011, WFB entered into a new $300,000 variable funding facility with a financial institution for three years. At April 2, 2011, the Trust had three variable funding facilities with $875,000 in available capacity and no amounts outstanding.  One of the three variable funding facilities is scheduled to mature in September 2011, and two are scheduled to mature in March 2014. Each of these variable funding facilities includes an option to renew. Variable rate note interest is priced at a benchmark rate, London Interbank Offered Rate ("LIBOR"), or commercial paper rate, plus a spread, which ranges from 0.60% to 0.85%.  The variable rate notes provide for a fee ranging from 0.30% to 0.41% on the unused portion of the facilities.  During the three months ended April 2, 2011, and April 3, 2010, the average balance outstanding on these notes was $97,000 and $14,000, respectively, with a weighted average interest rate of 0.86% and 0.22%, respectively.

WFB has unsecured federal funds purchase agreements with two financial institutions.  The maximum amount that can be borrowed is $85,000. There were no amounts outstanding at April 2, 2011, January 1, 2011, or April 3, 2010.  During the three months ended April 2, 2011, the daily average balance outstanding was $82 with a weighted average rate of 0.75%. There were no borrowings during the three months ended April 3, 2010.

6.    LONG-TERM DEBT AND CAPITAL LEASES

Long-term debt, including revolving credit facilities and capital leases, consisted of the following at the periods ended:

	April 2,	January 1,	April 3,
	2011	2011	2010
Unsecured revolving credit facility of $350,000 expiring June 30, 2012, with interest at 1.36% at April 2, 2011	$60,000	$—	$—
Unsecured notes payable due 2016 with interest at 5.99%	215,000	215,000	215,000
Unsecured senior notes payable due 2017 with interest at 6.08%	60,000	60,000	60,000
Unsecured senior notes due 2012-2018 with interest at 7.20%	57,000	57,000	57,000
Unsecured revolving credit facility of $15,000 CAD expiring June 30, 2013, with interest at 3.00% at April 2, 2011	5,756	—	5,494
Capital lease obligations payable through 2036	13,097	13,152	13,319
Total debt	410,853	345,152	350,813
Less current portion of debt	(8,376)	(230)	(5,714)
Long-term debt, less current maturities	$402,477	$344,922	$345,099

The Company has a credit agreement providing for a $350,000 unsecured revolving credit facility through June 2012.  The credit facility may be increased to $450,000 and permits the issuance of up to $200,000 in letters of credit and standby letters of credit, which reduce the overall credit limit available under the credit facility.

During the three months ended April 2, 2011, and April 3, 2010, the average principal balance outstanding on the revolving credit facility was $27,116 and $67,678, respectively, with a weighted average interest rate of 1.36% and 1.67%.  Outstanding letters of credit and standby letters of credit totaled $15,576 at April 2, 2011, and $20,149 at April 3, 2010. The average balance outstanding of total letters of credit during the three months ended April 2, 2011, and April 3, 2010, was $9,430 and $9,304, respectively.

The Company also has a credit agreement for its operations in Canada providing for a $15,000 Canadian dollars (“CAD”) unsecured revolving credit facility through June 30, 2013.  The credit facility permits the issuance of up to $5,000 CAD in letters of credit, which reduce the overall credit limit available under the credit facility.

CABELA'S INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands Except Share and Per Share Amounts)
(Unaudited)

In addition, the Company has financing agreements that allow certain boat and all-terrain vehicle merchandise vendors to give the Company extended payment terms.  The vendors are responsible for all interest payments, with certain exceptions, for the financing period and the financing company holds a security interest in the specific inventory held by the Company. Cabela's revolving credit facility limits this security interest to $50,000.  The extended payment terms to the vendor do not exceed one year.  The outstanding liability, included in accounts payable, was $1,165, $537, and $5,796 at April 2, 2011, January 1, 2011, and April 3, 2010, respectively.

At April 2, 2011, the Company was in compliance with all financial covenants under the credit agreements and unsecured notes. As of April 2, 2011, Cabela's was in compliance with its financial covenant requirements under the $350,000 credit agreement with a fixed charge coverage ratio of 4.96 to 1 (minimum requirement is 1.5 to 1), a cash flow leverage ratio of 1.38 to 1 (requirement is no more than 3.0 to 1), and tangible net worth that was $458,487 in excess of the minimum.

7.    INCOME TAXES

A reconciliation of the statutory federal tax rate to the effective income tax rate was as follows for the periods presented.

	Three Months Ended
	April 2,	April 3,
	2011	2010

Statutory federal rate	35.0%	35.0%
State income taxes, net of federal tax benefit	2.3	2.3
Rate differential on foreign income	(3.7)	(5.5)
Other nondeductible items	0.1	(0.1)
Change in unrecognized tax benefits	0.8	1.8
Other, net	(0.8)	0.3
	33.7%	33.8%

The balance of unrecognized tax benefits totaled $45,007 at April 2, 2011, compared to $3,254 at April 3, 2010. The increase comparing the respective periods was due primarily to our assessment at the end of 2010 of uncertain tax positions reflected in prior year tax returns.

8.    COMMITMENTS AND CONTINGENCIES

The Company leases various buildings, computer and other equipment, and storage space under operating leases which expire on various dates through January 2037.  Rent expense on these leases as well as other month to month rentals was $2,334 for the three months ended April 2, 2011, and $1,690 for the three months ended April 3, 2010. The following is a schedule of future minimum rental payments under operating leases at April 2, 2011:

For the nine months ending December 31, 2011	$5,691
For the fiscal years ending:
2012	7,983
2013	7,528
2014	6,148
2015	5,914
Thereafter	82,216
$115,480

CABELA'S INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands Except Share and Per Share Amounts)
(Unaudited)

The Company has lease agreements for certain retail store locations.  The Company did not receive any tenant allowances under these leases during the three months ended April 2, 2011, and April 3, 2010, and does not expect to receive any tenant allowances under these leases in the remainder of 2011.  Certain leases require the Company to pay contingent rental amounts based on a percentage of sales, in addition to real estate taxes, insurance, maintenance, and other operating expenses associated with the leased premises. These leases have terms which include renewal options ranging from 10 to 70 years.

The Company has entered into real estate purchase, construction, and/or economic development agreements for various new retail store site locations.  At April 2, 2011, the Company had total estimated cash commitments of approximately $48,900 outstanding for projected retail store-related expenditures and the purchase of future economic development bonds connected with the development, construction, and completion of new retail stores. This does not include any amounts for contractual obligations associated with retail store locations where the Company is in the process of certain negotiations.

Under various grant programs, state or local governments provide funding for certain costs associated with developing and opening a new retail store. The Company generally receives grant funding in exchange for commitments, such as assurance of agreed employment and wage levels at the retail store or that the retail store will remain open, made by the Company to the state or local government providing the funding. The commitments typically phase out over five to 10 years. If the Company failed to maintain the commitments during the applicable period, the funds received may have to be repaid or other adverse consequences may arise, which could affect the Company's cash flows and profitability.  At April 2, 2011, January 1, 2011, and April 3, 2010, the total amount of grant funding subject to specific contractual remedies was $12,565, $12,625, and $16,360, respectively.

The Company operates an open account document instructions program, which provides for Cabela's-issued letters of credit.  The Company had obligations to pay participating vendors $66,860, $43,749, and $48,776 at April 2, 2011, January 1, 2011, and April 3, 2010, respectively.

WFB enters into financial instruments with off balance sheet risk in the normal course of business through the origination of unsecured credit card loans. Unsecured credit card accounts are commitments to extend credit and totaled $16,107,000, $15,797,000, and $12,924,000 at April 2, 2011, January 1, 2011, and April 3, 2010, respectively. These commitments are in addition to any current outstanding balances of a cardholder. Unsecured credit card loans involve, to varying degrees, elements of credit risk in excess of the amount recognized in the condensed consolidated balance sheets. The principal amounts of these instruments reflect WFB's maximum related exposure. WFB has not experienced and does not anticipate that all customers will exercise the entire available line of credit at any given point in time. WFB has the right to reduce or cancel the available lines of credit at any time.

Litigation and Claims - The Company is party to various legal proceedings arising in the ordinary course of business.  These actions include commercial, intellectual property, employment, and product liability claims. Some of these actions involve complex factual and legal issues and are subject to uncertainties.  The Company cannot predict with assurance the outcome of the actions brought against it.  Accordingly, adverse developments, settlements, or resolutions may occur and have a material adverse effect on the Company's results of operations for the period in which such development, settlement, or resolution occurs. However, the Company does not believe that the outcome of any current legal proceeding would have a material adverse effect on its financial condition taken as a whole.

On January 6, 2011, the Company received a Commissioner's charge from the Chair of the U.S. Equal Employment Opportunity Commission ("EEOC") alleging that the Company has discriminated against non-Whites on the basis of their race and national origin in recruitment and hiring. The Company is disputing these allegations, and the EEOC currently is in the early stages of its investigation. At the present time, the Company is unable to form a judgment regarding a favorable or unfavorable outcome regarding this matter or the potential range of loss in the event of an unfavorable outcome.
On March 3, 2011, WFB and the Federal Deposit Insurance Corporation (the “FDIC”) settled all matters related to the FDIC's findings associated with its 2009 compliance examination, and a Consent Order and Order to Pay was issued. Without admitting or denying the FDIC's allegations, WFB agreed to pay restitution, including interest, totaling approximately $7,367, which was net of amounts reimbursed on previously charged-off accounts, and a civil money penalty of $250, and to strengthen management and board oversight of WFB's credit card operations. All restitution amounts were paid in March 2011, and the civil money penalty was paid in February 2011.

CABELA'S INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands Except Share and Per Share Amounts)
(Unaudited)

9.    STOCK-BASED COMPENSATION PLANS AND EMPLOYEE BENEFIT PLANS

 Stock-Based Compensation - The Company recognized share-based compensation expense of $3,092 for the three months ended April 2, 2011, and $2,266 and for the three months ended April 3, 2010.  Compensation expense related to the Company's share-based payment awards is recognized in selling, distribution, and administrative expenses in the condensed consolidated statements of income. At April 2, 2011, the total unrecognized deferred share-based compensation balance for all equity awards issued, net of expected forfeitures, was $15,716, net of tax, which is expected to be amortized over a weighted average period of 2.3 years.

Employee Stock Options - During the three months ended April 2, 2011, there were 222,470 options granted to employees and 3,000 options granted to a newly appointed non-employee director under the Cabela's Incorporated 2004 Stock Plan (the “2004 Plan”) at a weighted average exercise price of $26.87 per share.  These options have an eight-year term and vest over three years for employees and one year for non-employee directors.  At April 2, 2011, there were 7,573,176 shares subject to options and 2,728,778 additional shares available for grant under the 2004 Plan.

At April 2, 2011, under Cabela's Incorporated 1997 Stock Option Plan (the “1997 Plan”), there were 260,739 shares subject to options with no shares available for grant. Options issued expire on the fifth or the tenth anniversary of the date of the grant under the 1997 Plan.

During the three months ended April 2, 2011, there were 1,096,857 options exercised.  The aggregate intrinsic value of awards exercised during the three months ended April 2, 2011, was $19,334 compared to $5,395 during the three months ended April 3, 2010.  Based on the Company's closing stock price of $25.26 at April 2, 2011, the total number of in-the-money awards exercisable was 3,601,528.

Nonvested Stock and Stock Unit Awards - During the three months ended April 2, 2011, the Company issued 357,970 units of nonvested stock under the 2004 Plan to employees at a fair value of $26.89 per unit. These nonvested stock units vest evenly over three years on the grant date anniversary based on the passage of time.  On March 2, 2011, the Company also issued 66,000 performance-based restricted stock units under the 2004 Plan to certain executives at a fair value of $26.89 per unit.  These performance-based restricted stock units are subject to a performance criteria vesting condition for fiscal 2011 and will begin vesting in three equal annual installments on March 2, 2012, if the performance criteria is met.

Employee Stock Purchase Plan - The maximum number of shares of common stock available for issuance under the Cabela's Employee Stock Purchase Plan is 1,835,000.  During the three months ended April 2, 2011, there were 22,035 shares issued. At April 2, 2011, there were 828,880 shares authorized and available for issuance.

10.    STOCKHOLDERS' EQUITY AND DIVIDEND RESTRICTIONS

The most significant restrictions on the payment of dividends are contained within the covenants under the Company's revolving credit and unsecured senior notes purchase agreements. Also, Nebraska banking laws govern the amount of dividends that WFB can pay to Cabela's. At April 2, 2011, the Company had unrestricted retained earnings of $131,997 available for dividends. However, the Company has never declared or paid any cash dividends on its common stock, and does not anticipate paying any cash dividends in the foreseeable future.

CABELA'S INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands Except Share and Per Share Amounts)
(Unaudited)

11.    EARNINGS PER SHARE

The following table reconciles the number of shares utilized in the earnings per share calculations for the periods presented.

	Three Months Ended
	April 2,	April 3,
	2011	2010
Weighted average number of shares:
Common shares - basic	68,777,882	67,437,305
Effect of incremental dilutive securities:
Stock options, nonvested stock units, and employee stock purchase plan shares	2,565,787	1,171,883
Common shares - diluted	71,343,669	68,609,188

Stock options outstanding and nonvested stock units issued considered anti-dilutive excluded from calculation	229,470	2,672,428

12.    SUPPLEMENTAL CASH FLOW INFORMATION

The following table sets forth non-cash financing and investing activities and other cash flow information for the periods presented.

	Three Months Ended
	April 2,	April 3,
	2011	2010
Non-cash financing and investing activities:
Accrued property and equipment additions (1)	$15,811	$13,014

Other cash flow information:
Interest paid (2)	24,920	38,286
Income taxes, net	1,764	28,931

(1)    Accrued property and equipment additions are recognized in the condensed consolidated statements of cash flows in the period they are paid.
(2)    Includes interest from WFB totaling $17,281 and $19,567.

13.    SEGMENT REPORTING

 The Company has three reportable segments: Retail, Direct, and Financial Services. The Retail segment sells products and services through the Company's retail stores. The Direct segment sells products through e-commerce websites (Cabelas.com and complementary websites) and direct mail catalogs. The Financial Services segment issues co-branded credit cards. For the Retail segment, operating costs consist primarily of labor, advertising, depreciation, and occupancy costs of retail stores. For the Direct segment, operating costs consist primarily of direct marketing costs (catalog and e-commerce advertising costs) and order processing costs. For the Financial Services segment, operating costs consist primarily of advertising and promotion, marketing fees, third party services for processing credit card transactions, salaries, and other general and administrative costs.

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

Segment assets are those directly used in or clearly allocable to an operating segment's operations.  For the Retail segment, assets include inventory in the retail stores, land, buildings, fixtures, and leasehold improvements. For the Direct segment, assets include deferred catalog costs and fixed assets. Goodwill totaling $3,642, $3,519, and $3,474 at April 2, 2011, January 1, 2011, and April 3, 2010, respectively, was included in the Retail segment. The change in the carrying value of goodwill between periods is due to foreign currency adjustments. For the Financial Services segment, assets include cash, credit card loans, restricted cash, receivables, fixtures, and other assets. Cash and cash equivalents of WFB were $151,404, $81,904, and $252,266 at April 2, 2011, January 1, 2011, and April 3, 2010, respectively.  Assets for the Corporate Overhead and Other segment include corporate headquarters and facilities, merchandise distribution inventory, shared technology infrastructure and related information systems, corporate cash and cash equivalents, economic development bonds, prepaid expenses, deferred income taxes, and other corporate long-lived assets.  Depreciation, amortization, and property and equipment expenditures are recognized in each respective segment.  Intercompany revenue between segments was eliminated in consolidation.

Financial information by segment is presented in the following tables for the periods presented:

Three Months Ended April 2, 2011:	Retail	Direct	Financial Services	Corporate Overhead and Other	Total

Merchandise sales from external customers	$301,659	$206,018	$—	$1,433	$509,110
Revenue (loss) from internal customers	—	1,433	—	(1,433)	—
Merchandise sales	301,659	207,451	—	—	509,110
Non-merchandise revenue from external customers:
Financial Services	—	—	72,371	—	72,371
Other	177	—	—	5,053	5,230
Total revenue	$301,836	$207,451	$72,371	$5,053	$586,711

Operating income (loss)	$34,888	$35,982	$13,967	$(53,950)	$30,887
As a percentage of revenue	11.6%	17.3%	19.3%	N/A	5.3%

Depreciation and amortization	$9,862	$1,509	$259	$5,632	$17,262
Assets	887,355	107,002	2,796,106	642,387	4,432,850

Three Months Ended April 3, 2010:

Revenue from external customers	$271,292	$221,978	$60,099	$6,241	$559,610
Revenue (loss) from internal customers	—	766	(115)	(651)	—
Total revenue	$271,292	$222,744	$59,984	$5,590	$559,610

Operating income (loss)	$17,942	$30,270	$12,947	$(45,220)	$15,939
As a percentage of revenue	6.6%	13.6%	21.6%	N/A	2.8%

Depreciation and amortization	$10,526	$1,260	$284	$5,717	$17,787
Assets	850,381	89,045	2,890,800	590,974	4,421,200

CABELA'S INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands Except Share and Per Share Amounts)
(Unaudited)

The components and amounts of total revenue for the Financial Services business segment were as follows for the periods presented.

	Three Months Ended
	April 2,	April 3,
	2011	2010
Interest and fee income	$68,402	$71,486
Interest expense	(17,292)	(21,480)
Provision for loan losses	(7,674)	(15,147)
Net interest income, net of provision for loan losses	43,436	34,859
Non-interest income:
Interchange income	58,673	50,532
Other non-interest income	3,046	2,793
Total non-interest income	61,719	53,325
Less: Customer rewards costs	(32,784)	(28,200)
Financial Services revenue	$72,371	$59,984

The Company's products are principally marketed to individuals within the United States. Net sales generated in other geographic markets, primarily Canada, have collectively been less than 3% of consolidated net merchandise sales in each reported period. No single customer accounted for 10% or more of consolidated net sales. No single product or service accounted for a significant percentage of the Company's consolidated revenue.

The following chart sets forth the percentage of the Company's merchandise revenue contributed by each of the five product categories for our Retail and Direct businesses and in total for the three months ended April 2, 2011, and April 3, 2010.

	Retail		Direct		Total
	April 2,	April 3,	April 2,	April 3,	April 2,	April 3,
Product Category	2011	2010	2011	2010	2011	2010

Hunting Equipment	48.7%	46.2%	33.6%	36.4%	42.8%	42.1%
Clothing and Footwear	20.7	19.4	31.1	28.6	24.8	23.2
Fishing and Marine	15.7	17.2	15.5	16.2	15.6	16.8
Camping	6.9	7.1	11.1	10.9	8.5	8.7
Gifts and Furnishings	8.0	10.1	8.7	7.9	8.3	9.2
Total	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

CABELA'S INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands Except Share and Per Share Amounts)
(Unaudited)

14.    FAIR VALUE MEASUREMENTS

Fair value as defined by accounting literature is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. In determining fair value, the Company uses various methods, including discounted cash flow projections based on available market interest rates and management estimates of future cash payments. Financial instrument assets and liabilities measured and reported at fair value are classified and disclosed in one of the following categories:

•	Level 1 - Quoted market prices in active markets for identical assets or liabilities.

•	Level 2 - Observable inputs other than quoted market prices.

•	Level 3 - Unobservable inputs corroborated by little, if any, market data.

Level 3 is comprised of financial instruments whose fair value is estimated based on internally developed models or methodologies utilizing significant inputs that are primarily unobservable from objective sources. In determining the appropriate hierarchy levels, the Company performed an analysis of the assets and liabilities that are subject to fair value measurements and determined that at April 2, 2011, all applicable financial instruments carried on our condensed consolidated balance sheets were classified as Level 3.

The Company's recurring financial instruments classified as Level 3 for valuation purposes consisted of economic development bonds totaling $103,063, $104,231, and $111,356, at April 2, 2011, January 1, 2011, and April 3, 2010, respectively.

The table below presents changes in fair value of the economic development bonds measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the periods presented:

	Three Months Ended
	April 2,	April 3,
	2011	2010

Balance, beginning of period	$104,231	$108,491
Total gains or losses:
Included in accumulated other comprehensive income - unrealized	(657)	3,877
Purchases, issuances, and settlements:
Purchases	—	291
Issuances	—	—
Settlements	(511)	(1,303)
	(511)	(1,012)
Balance, end of period	$103,063	$111,356

 Fair values of the Company's economic development bonds were estimated using discounted cash flow projection estimates based on available market interest rates and the estimated amounts and timing of expected future payments to be received from municipalities under tax development zones. These fair values do not reflect any premium or discount that could result from offering these bonds for sale or through early redemption, or any related income tax impact. Declines in the fair value of available-for-sale economic development bonds below cost that are deemed to be other than temporary are reflected in earnings. At April 2, 2011, and April 3, 2010, none of the bonds with a fair value below carrying value were deemed to have other than a temporary impairment.

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

The following table provides the estimated fair values of financial instruments not carried at fair value at the periods ended:

	April 2, 2011		January 1, 2011		April 3, 2010
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial Assets:
Credit card loans, net	$2,534,243	$2,534,243	$2,709,312	$2,709,312	$2,284,986	$2,284,986
Held-to-maturity investment securities	—	—	—	—	224,766	224,783

Financial Liabilities:
Time deposits	782,390	817,273	512,751	545,461	461,280	487,200
Secured long-term obligations of the Trust	1,590,900	1,578,485	1,590,900	1,577,779	2,127,900	2,128,236
Long-term debt	410,853	406,583	345,152	340,939	350,813	343,715

15.    ACCOUNTING PRONOUNCEMENTS

In January 2010, the Financial Accounting Standards Board ("FASB") issued ASU No. 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements. ASU 2010-06 revises two disclosure requirements concerning fair value measurements and clarifies two others. This statement requires separate presentation of significant transfers into and out of Levels 1 and 2 of the fair value hierarchy and disclosure of the reasons for such transfers. It also requires the presentation of purchases, sales, issuances, and settlements within Level 3 on a gross basis rather than a net basis. The amendments also clarify that disclosures should be disaggregated by class of asset or liability and that disclosures about inputs and valuation techniques should be provided for both recurring and non-recurring fair value measurements. The new disclosures about fair value measurements were effective for 2010 for the Company, and the requirement concerning gross presentation of Level 3 activity was effective for the three months ended April 2, 2011. The adoption of this statement had no effect on our financial position or results of operations.

In July 2010, the FASB issued ASU No. 2010-20, Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses. ASU No. 2010-20 enhances the existing disclosure requirements providing more transparency of the allowance for loan losses and credit quality of financing receivables. The disclosures that relate to information as of the end of a reporting period were effective for 2010 for the Company. The new disclosures that relate to activity occurring during the reporting period were effective for the three months ended April 2, 2011, and are presented in Note 3.

CABELA'S INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands Except Share and Per Share Amounts)
(Unaudited)

Effective April 5, 2011, the FASB issued ASU No. 2011-02, A Creditor's Determination of Whether Restructuring is a Troubled Debt Restructuring, which clarifies when a loan modification or restructuring is considered a troubled debt restructuring. This guidance clarifies what constitutes a concession and whether the debtor is experiencing financial difficulties, even if not currently in default. The amendments in ASU 2011-02 are effective for the first or annual period beginning on or after June 15, 2011, or for the third quarter of fiscal 2011 for the Company, and should be applied retrospectively to the beginning of the annual period of adoption. Early adoption is permitted. An entity should disclose the total amount of receivables and the allowance for credit losses as of the end of the period of adoption related to those receivables that are newly considered impaired. We are evaluating the provisions of this ASU but do not believe that its adoption will have a material impact on our financial position or results of operations.

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

•
the outcome of litigation, administrative, and/or regulatory matters (including the Commissioner's charge we received from the Chair of the U. S. Equal Employment Opportunity Commission in January 2011)

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

•
the impact of legislation, regulation, and supervisory regulatory actions in the financial services industry, including new and proposed regulations affecting securitizations and the Dodd-Frank Wall Street Reform and Consumer Protection Act (the "Reform Act");

•	other factors that we may not have currently identified or quantified; and

•
other risks, relevant factors, and uncertainties identified in our filings with the SEC (including the information set forth in the "Risk Factors" section of our Annual Report on Form 10-K for the fiscal year ended January 1, 2011, and in Part II, Item 1A, of this report), which filings are available at the SEC's website at www.sec.gov.

Given the risks and uncertainties surrounding forward-looking statements, you should not place undue reliance on these statements.  Our forward-looking statements speak only as of the date of this report.  Other than as required by law, we undertake no obligation to update or revise forward-looking statements, whether as a result of new information, future events, or otherwise.

The following discussion and analysis of financial condition, results of operations, liquidity, and capital resources should be read in conjunction with our audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended January 1, 2011, as filed with the SEC, and our unaudited interim condensed consolidated financial statements and the notes thereto appearing elsewhere in this report.

Critical Accounting Policies and Use of Estimates

Our critical accounting policies and use of estimates utilized in the preparation of the condensed consolidated financial statements as of April 2, 2011, remain unchanged from January 1, 2011.

Cabela's®

We are a leading specialty retailer, and the world's largest direct marketer, of hunting, fishing, camping, and related outdoor merchandise.  We provide a quality service to our customers who enjoy an outdoor lifestyle by supplying outdoor products through our multi-channel retail business consisting of our Retail and Direct business segments. Our Retail business segment consists of 32 stores, including our new store that opened on April 14, 2011, in Allen, Texas, with 31 stores located in the United States and one in Canada.  Our Direct business segment is comprised of our highly acclaimed Internet website which is supplemented by our catalog distributions as a selling and marketing tool.

Our Financial Services business segment also plays an integral role in supporting our merchandising business.  Our Financial Services business segment is comprised of our credit card services which reinforces our strong brand and strengthens our customer loyalty through our credit card loyalty programs.

Executive Overview

	Three Months Ended
	April 2, 2011	April 3, 2010	Increase (Decrease)	% Change
	(Dollars in Thousands)
Revenue:
Retail	$301,836	$271,292	$30,544	11.3%
Direct	207,451	222,744	(15,293)	(6.9)
Total	509,287	494,036	15,251	3.1
Financial Services	72,371	59,984	12,387	20.7
Other revenue	5,053	5,590	(537)	(9.6)
Total revenue	$586,711	$559,610	$27,101	4.8

Operating income	$30,887	$15,939	$14,948	93.8

Earnings per diluted share	$0.25	$0.12	$0.13	108.3

Revenues in the three months ended April 2, 2011, totaled $587 million, an increase of $27 million, or 4.8%, over the three months ended April 3, 2010.  Revenue in our merchandising business increased $15 million comparing the respective periods. The net increase in total merchandise sales comparing the three months ended April 2, 2011, to the three months ended April 3, 2010, was due to an increase of 8.9% in comparable store sales, led by increases in the clothing and footwear and hunting equipment categories, and to sales from our new retail store that opened in Grand Junction, Colorado, in May 2010. These increases were partially offset by a decrease in Direct revenue, which included $4 million of revenue in the three months ended April 3, 2010, from our non-core home restoration products business that we divested in October 2010.

Financial Services revenue increased $12 million, or 20.7%, in the three months ended April 2, 2011, compared to the three months ended April 3, 2010, primarily due to an increase in interchange income, lower loan losses and interest expense, and growth in the number of active accounts and average balance per account, partially offset by higher customer reward costs and a decrease in interest and fee income.

Operating income for the three months ended April 2, 2011, increased $15 million, or 93.8%, compared to the three months ended April 3, 2010, and total operating income as a percentage of total revenue increased 250 basis points over the same period. These increases in total operating income and total operating income as a percentage of total revenue in the three months ended April 2, 2011, compared to the three months ended April 3, 2010, were primarily due to increases in revenue from our Retail and Financial Services segments as well as an increase in our merchandise gross profit. These increases were partially offset by decreases in revenue from our Direct business segment for the three months ended April 2, 2011, compared to the respective 2010 periods. Selling, distribution, and administrative expenses were flat comparing the respective periods but were affected by the decrease of $18 million related to the 2009 FDIC examination offset by increases in comparable and new store costs, pre-opening costs, and costs related to supporting our customer relationship management system.

Fiscal 2011 Update to Our 2012 Vision

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

 In the first three months of 2011, management continues to emphasize our key financial metrics: merchandise gross margin, Retail segment operating margin, total revenue growth, retail expansion, and growth of the Cabela's CLUB Visa loyalty program. Improvements in these metrics have led to an increase in our return on invested capital, an important measure that we use to monitor our efficient and effective use of capital. Our return on invested capital measures how effectively we have deployed capital in our operations in generating cash flows. Increases in our return on invested capital, on an after-tax basis, indicate improvements in our use of capital, thereby creating value in our Company.

We have six strategic initiatives we are focusing on to achieve our 2012 Vision and thereby generate a higher after-tax return on invested capital:

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

•
Retail Profitability: Improve retail profitability by concentrating on sales, advertising, and costs while providing excellent customer experiences. Our goal is to identify the best practices that produce the best results and apply those findings to all stores.

We have improved our retail store merchandising processes, management information systems, and distribution and logistics capabilities.  We have also improved our visual merchandising within the stores and coordinated merchandise at our stores by adding more regional product assortments. To enhance customer service at our retail stores, we have increased our staff of outfitters and have continued our management training and mentoring programs that we implemented in 2010. In addition, our Retail segment benefited from the improvements in the operations of the Financial Services segment, as the marketing fee paid by the Financial Services segment increased $15 million for the three months ended April 2, 2011, compared to the three months ended April 3, 2010. As a result of these improvements, comparing the three months ended April 2, 2011, to the three months ended April 3, 2010, comparable store sales increased 8.9%, operating income increased $17 million, and operating income as a percentage of Retail business segment revenue increased 500 basis points, to 11.6% in the three months ended April 2, 2011.

•	Improve Merchandise Performance: Improve margins and minimize unproductive inventory by focusing on vendors, assortment planning, and inventory management.

We continue concentrating our efforts in detailed pre-season planning, in-season monitoring of sales, and management of inventory to focus product assortment on our core customer base.  We continue working with vendors to negotiate the best prices on products and to manage inventory levels, as well as to ensure vendors deliver all products and services as expected. Our merchandise gross margin as a percentage of merchandise revenue decreased 30 basis points to 33.0% in the three months ended April 2, 2011, compared to 33.3% in the three months ended April 3, 2010. This percentage decrease comparing the respective periods was due to an increase in freight costs as a result of higher fuel costs, and an increase in Retail sales of firearms, ammunition and related products, which have lower margins.

•
Retail Expansion: Our goal is to increase our retail presence across the United States and Canada by developing a profitable retail expansion strategy that takes into consideration not only site location, but also the strategic size for each store in its given market.

We incorporated our next generation store format into our new store that opened on April 14, 2011, in Allen, Texas. Also during 2011, we expect to open next generation stores in Springfield, Oregon, and in Edmonton, Alberta, Canada. We also announced plans to open stores in Wichita, Kansas, and in Saskatoon, Saskatchewan, Canada, in 2012.

•
Direct Channel Growth: Grow our Direct business by capitalizing on quick-to-market Internet and electronic marketing opportunities and expanding international business. Our goal is to continue to fine tune our catalogs, as well as the number of pages and product mix in each, in order to improve the profitability of each title. We want to create steady, profitable growth in our Direct channels, while reducing marketing expenses and significantly increasing the percentage of market share we capture through the Internet.

We expanded our mobile and social marketing initiatives by recently launching new mobile technology enhancements that include a fully-integrated mobile site that displays our entire inventory assortment. In addition, we have launched a Facebook shopping outlet to support our growing customer fan base.

Our Direct revenue decreased $15 million, or 6.9%, in the three months ended April 2, 2011, compared to the three months ended April 3, 2010. Direct revenue in the three months ended April 3, 2010, included $4 million of revenue from our non-core home restoration products business that we divested in October 2010. For comparative purposes, Direct revenue in the three months ended April 2, 2011, compared to the three months ended April 3, 2010, adjusted for the effect of this divestiture, would have resulted in a decrease of 4.9% compared to the three months ended April 3, 2010. Comparing the three months ended April 2, 2011, to the three months ended April 3, 2010, Direct revenue was also negatively affected by expected declines in ammunition and shooting products as this portion of the hunting equipment category returns to more historical levels.

Operating income for our Direct business segment was $36 million in the three months ended April 2, 2011, compared to $30 million in the three months ended April 3, 2010.  Operating income as a percentage of our Direct business segment revenue increased to 17.3% in the three months ended April 2, 2011, up 370 basis points compared to the three months ended April 3, 2010, primarily due to an increase in the marketing fee received from the Financial Services segment.

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

WFB continues to manage credit card delinquencies and charge-offs below industry average by adhering to our conservative underwriting criteria and active account management.  We added new credit cardholders as the number of average active accounts increased 7.7% to 1.4 million in the three months ended April 2, 2011, compared to the three months ended April 3, 2010. Financial Services revenue increased $12 million, or 20.7%, in the three months ended April 2, 2011, compared to the three months ended April 3, 2010, primarily due to an increase in interchange income, lower loan losses and interest expense, and growth in the number of active accounts and average balance per account, partially offset by higher customer reward costs and a decrease in interest and fee income as a result of the Credit Card Accountability Responsibility and Disclosure Act of 2009 (the "CARD Act").

Current Business Environment

Worldwide Credit Markets and Macroeconomic Environment - We believe that improvement in the U. S. economic environment has led to a lower level of delinquencies and to a decrease in charge-offs comparing the three months ended April 2, 2011, to the three months ended April 3, 2010. We expect our charge-off and delinquency levels to remain below industry standards. Our Financial Services business continues to monitor developments in the securitization and certificates of deposit markets to ensure adequate access to liquidity.

Developments in Legislation and Regulation – On March 3, 2011, WFB and the FDIC settled all matters related to the FDIC's findings associated with its 2009 compliance examination, and a Consent Order and Order to Pay was issued. Without admitting or denying the FDIC's allegations, WFB agreed to pay restitution, including interest, totaling approximately $7 million, which was net of amounts reimbursed on previously charged-off accounts, and a civil money penalty of $0.25 million, and to strengthen management and board oversight of WFB's credit card operations. All restitution amounts were paid in March 2011, and the civil money penalty was paid in February 2011.

The Reform Act was signed into law in July 2010 and has made extensive changes to the laws regulating financial services firms and credit rating agencies requiring significant rule-making. In addition, the Reform Act along with the CARD Act mandated multiple studies which could result in additional legislative or regulatory action. The impact to WFB of the Reform Act and other legislative or regulatory actions as a result of the studies is unknown. WFB is currently reviewing the impact the Reform Act will have on its business.

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

The Reform Act established the new independent Consumer Financial Protection Bureau, which will have broad rulemaking, supervisory, and enforcement authority over consumer products, including credit cards. The Reform Act will also affect a number of significant changes relating to asset-backed securities, including additional oversight and regulation of credit rating agencies and additional reporting and disclosure requirements. The changes resulting from the Reform Act may impact our profitability, require changes to certain of WFB's business practices, impose upon WFB more stringent capital, liquidity, and leverage ratio requirements, increase FDIC deposit insurance premiums, or otherwise adversely affect WFB's business. These changes may also require WFB to invest significant management attention and resources to evaluate and make necessary changes.

Several rules and regulations have been proposed or adopted that may substantially affect issuers of asset-backed securities. Pursuant to the provisions of the Reform Act, on January 20, 2011, the SEC adopted rules that require issuers of asset-backed securities to disclose demand, repurchase, and replacement information through the periodic filing of a new form with the SEC. These rules also require rating agencies to disclose in any report accompanying a credit rating for an asset-backed security the representations, warranties, and enforcement mechanisms available to investors and how they differ from those in similar securities. Also pursuant to the provisions of the Reform Act, on January 20, 2011, the SEC issued rules that require issuers of registered asset-backed securities to perform a review of the assets underlying the securities and to publicly disclose information relating to the review. These rules also require issuers of asset-backed securities to make publicly available the findings and conclusions of any third-party due diligence report obtained by the issuer. It remains to be seen whether and to what extent the January 20, 2011, rules or any other final rules adopted by the SEC will impact WFB and its ability and willingness to continue to rely on the securitization market for funding.

On March 29, 2011, pursuant to the provisions of the Reform Act, the SEC, the Federal Reserve, the FDIC and certain other federal agencies issued proposed regulations requiring securitization sponsors to retain an economic interest in assets that they securitize. Subject to certain exceptions, the proposed regulations generally require the sponsor of a securitization transaction to retain at least 5% of the credit risk of the securitized assets and provide securitization sponsors with a number of options for satisfying this requirement. Each of these options requires the sponsor to provide certain disclosures to investors a reasonable time prior to sale and upon request to the SEC and the sponsor's applicable federal banking regulator. In addition, the sponsor would be subject to certain prohibitions on hedging, transferring, or financing the retained credit risk. If adopted, the proposed regulations will likely affect most types of public and private securitization transactions, including those sponsored by WFB. It is not clear how the final regulations will differ from the proposed regulations, if at all, or how the final regulations will impact WFB and its ability and willingness to continue to rely on the securitization market for funding.
Operations Review

 The three months ended April 2, 2011, and April 3, 2010, each consisted of 13 weeks. Our operating results expressed as a percentage of revenue were as follows for the periods presented.

	Three Months Ended
	April 2, 2011	April 3, 2010

Revenue	100.00%	100.00%
Cost of revenue	58.16	58.87
Gross profit (exclusive of depreciation and amortization)	41.84	41.13
Selling, distribution, and administrative expenses	36.58	38.28
Operating income	5.26	2.85
Other income (expense):
Interest expense, net	(1.03)	(0.97)
Other income, net	0.33	0.31
Total other income (expense), net	(1.36)	(0.66)
Income before provision for income taxes	4.57	2.19
Provision for income taxes	1.54	0.74
Net income	3.03%	1.45%

Results of Operations - Three Months Ended April 2, 2011, Compared to April 3, 2010

Revenues

	Three Months Ended
	April 2,		April 3,		Increase	%
	2011	%	2010	%	(Decrease)	Change
	(Dollars in Thousands)

Retail	$301,836	51.4%	$271,292	48.5%	$30,544	11.3%
Direct	207,451	35.4	222,744	39.8	(15,293)	(6.9)
Financial Services	72,371	12.3	59,984	10.7	12,387	20.7
Other	5,053	0.9	5,590	1.0	(537)	(9.6)
	$586,711	100.0%	$559,610	100.0%	$27,101	4.8

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

Product Sales Mix - The following chart sets forth the percentage of our merchandise revenue contributed by each of the five product categories for our Retail and Direct businesses and in total for the three months ended April 2, 2011, and April 3, 2010.

	Retail		Direct		Total
	April 2,	April 3,	April 2,	April 3,	April 2,	April 3,
Product Category	2011	2010	2011	2010	2011	2010

Hunting Equipment	48.7%	46.2%	33.6%	36.4%	42.8%	42.1%
Clothing and Footwear	20.7	19.4	31.1	28.6	24.8	23.2
Fishing and Marine	15.7	17.2	15.5	16.2	15.6	16.8
Camping	6.9	7.1	11.1	10.9	8.5	8.7
Gifts and Furnishings	8.0	10.1	8.7	7.9	8.3	9.2
Total	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

Retail Revenue - Retail revenue increased $31 million, or 11.3%, in the three months ended April 2, 2011, compared to the three months ended April 3, 2010, primarily due to increases in comparable store sales of $24 million, led by increases in the clothing and footwear and hunting equipment categories, and sales from our new retail store that opened in Grand Junction, Colorado, on May 20, 2010.

	Three Months Ended
	April 2,	April 3,	Increase	%
	2011	2010	(Decrease)	Change
	(Dollars in Thousands)

Comparable stores sales	$287,020	$263,470	$23,550	8.9%

Direct Revenue - Direct revenue decreased $15 million, or 6.9%, in the three months ended April 2, 2011, compared to the three months ended April 3, 2010, primarily due to decreases in our call center revenue partially offset by increases in Internet sales. We divested our non-core home restoration products business in October 2010. For comparative purposes, Direct revenue in the three months ended April 2, 2011, compared to the three months ended April 3, 2010, adjusted for the effect of this divestiture, would have resulted in a decrease of $11 million, or 4.9%. Comparing the three months ended April 2, 2011, to the three months ended April 3, 2010, Direct revenue was also negatively affected by expected declines in ammunition and shooting products as this portion of the hunting equipment category returns to more historical levels. Our hunting equipment and clothing and footwear categories were, however, the largest dollar volume contributor to our Direct revenue for the three months ended April 2, 2011.

In October 2010, we implemented substantial information technology system changes in support of our customer relationship management system in our Direct business and redesigned our Internet website. During implementation, we encountered issues with these system changes that affected our ability to take and process customer orders and to deliver products to our customers in an efficient manner. We successfully resolved most customer related issues arising from these system changes by the end of 2010 but continue to incur costs to resolve issues.

Decreases in Direct revenue were partially mitigated by managed reductions in direct marketing costs (catalog and Internet related marketing costs), which decreased $1 million in the three months ended April 2, 2011, compared to the three months ended April 3, 2010.   As a result of our focus on smaller, more specialized catalogs, we reduced the number of catalog pages mailed, but increased total circulation, leading to continued improvements in direct marketing costs.

Financial Services Revenue -  The following table sets forth the components of our Financial Services revenue for the three months ended:

	April 2,	April 3,	Increase	%
	2011	2010	(Decrease)	Change
	(In Thousands)

Interest and fee income	$68,402	$71,486	$(3,084)	(4.3)%
Interest expense	(17,292)	(21,480)	4,188	(19.5)
Provision for loan losses	(7,674)	(15,147)	7,473	(49.3)
Net interest income, net of provision for loan losses	43,436	34,859	8,577	24.6
Non-interest income:
Interchange income	58,673	50,532	8,141	16.1
Other non-interest income	3,046	2,793	253	9.1
Total non-interest income	61,719	53,325	8,394	15.7
Less: Customer rewards costs	(32,784)	(28,200)	(4,584)	16.3
Financial Services revenue	$72,371	$59,984	$12,387	20.7

The following table sets forth the components of our Financial Services revenue as a percentage of average total credit card loans for the three months ended:

	April 2,	April 3,
	2011	2010

Interest and fee income	10.4%	11.8%
Interest expense	(2.6)	(3.5)
Provision for loan losses	(1.2)	(2.5)
Interchange income	8.9	8.3
Other non-interest income	0.5	0.5
Customer rewards costs	(5.0)	(4.7)
Financial Services revenue	11.0%	9.9%

Financial Services revenue increased $12 million, or 20.7%, for the three months ended April 2, 2011, compared to the three months ended April 3, 2010. The decrease in interest and fee income of $3 million was due to a decrease in fees and interest charged as a result of the CARD Act, partially offset by an increase in credit card loans and a reduction in charge-offs of cardholder fees and interest. Interest expense decreased $4 million due to decreases in interest rates. The provision for loan losses decreased $7 million due to favorable charge-off trends and an improved outlook on the quality of our credit card portfolio as of April 2, 2011, compared to April 3, 2010, evidenced by lower delinquencies and delinquency roll-rates comparing the respective periods. The increase in interchange income of $8 million was due to an increase in credit card purchases.  Customer rewards costs increased $5 million due to the increase in purchases.

Key statistics reflecting the performance of our Financial Services business are shown in the following chart for the three months ended:

	April 2,	April 3,	Increase	%
	2011	2010	(Decrease)	Change
	(Dollars in Thousands Except Average Balance per Account )

Average balance of credit card loans	$2,630,001	$2,422,185	$207,816	8.6%
Average number of active credit card accounts	1,377,200	1,279,085	98,115	7.7

Average balance per active credit card account	$1,910	$1,894	$16	0.8

Net charge-offs on credit card loans	$18,035	$30,006	$(11,971)	(39.9)
Net charge-offs as a percentage of average credit card loans	2.74%	4.96%	(2.22)%

The average balance of credit card loans, including accrued interest and fees, increased to $2.6 billion, or 8.6%, for the three months ended April 2, 2011, compared to the three months ended April 3, 2010, due to an increase in the number of active accounts and the average balance per account.  The average number of active accounts increased to 1.4 million, or 7.7%, compared to the three months ended April 3, 2010, due to our marketing efforts.  Net charge-offs as a percentage of average credit card loans decreased to 2.74% for the three months ended April 2, 2011, down 222 basis points compared to the three months ended April 3, 2010, due to improvements in delinquencies and delinquency roll-rates.  See “Bank Asset Quality” in this report for additional information on trends in delinquencies and non-accrual loans and analysis of our allowance for loan losses.

Other Revenue

Other revenue totaled $5 million in the three months ended April 2, 2011, compared to $6 million in the three months ended April 3, 2010. We incurred a pre-tax gain on the sale of real estate of $0.5 million, reflected in operating income, for the three months ended April 3, 2010. There were no real estate sales for the three months ended April 2, 2011.

Gross Profit

Gross profit, or gross margin, is defined as total revenue less the costs of related merchandise sold and shipping costs.  Comparisons of gross profit and gross profit as a percentage of revenue for our operations, year over year, and to the retail industry in general, are impacted by:

•	shifts in customer preferences;

•	retail store, distribution, and warehousing costs, which we exclude from our cost of revenue;

•	royalty fees we include in merchandise sales for which there are no costs of revenue;

•	Financial Services revenue we include in revenue for which there are no costs of revenue;

•	real estate land sales we include in revenue for which costs vary by transaction;

•	customer service related revenue we include in revenue for which there are no costs of revenue; and

•	customer shipping charges in revenue, which are slightly higher than shipping costs in costs of revenue because of our practice of pricing shipping charges to match costs.

Accordingly, comparisons of gross margins on merchandising revenue presented below are the best metrics for analysis of our gross profit as follows:

	Three Months Ended
	April 2,	April 3,	Increase	%
	2011	2010	(Decrease)	Change
	(Dollars in Thousands)

Merchandise sales	$509,110	$494,036	$15,074	3.1%
Merchandise gross profit	167,900	164,601	3,299	2.0
Merchandise gross profit as a percentage of merchandise sales	33.0%	33.3%	(0.3)%

Merchandise Gross Margin - Our merchandise gross profit increased $3 million, or 2.0%, to $168 million in the three months ended April 2, 2011, compared to the three months ended April 3, 2010. The increase in our merchandise gross profit was due to better inventory management, which reduced the need to mark down product, continued improvements in vendor collaboration, and advancements in price optimization.

Our merchandise gross margin as a percentage of merchandise sales decreased 30 basis points in the three months ended April 2, 2011, compared to the three months ended April 3, 2010, due to an increase in freight costs as a result of higher fuel costs, and an increase in Retail sales of lower margin ammunition, firearms, and related products, which historically have lower margins.

Selling, Distribution, and Administrative Expenses

	Three Months Ended
	April 2,	April 3,	Increase	%
	2011	2010	(Decrease)	Change
	(Dollars in Thousands)

Selling, distribution, and administrative expenses	$214,614	$214,236	$378	0.2%
SD&A expenses as a percentage of total revenue	36.6%	38.3%	(1.8)%
Retail store pre-opening costs	$2,760	$876	$1,884	215.1

Selling, distribution, and administrative expenses include all operating expenses related to our retail stores, Internet website, distribution centers, product procurement, and overhead costs, including: advertising and marketing, catalog costs, employee compensation and benefits, occupancy costs, information systems processing, and depreciation and amortization.

Selling, distribution, and administrative expenses increased slightly in the three months ended April 2, 2011, compared to the three months ended April 3, 2010.  Expressed as a percentage of total revenue, selling, distribution, and administrative expenses decreased 180 basis points to 36.6% in the three months ended April 2, 2011, compared to the three months ended April 3, 2010. The most significant factors contributing to the changes in selling, distribution, and administrative expenses in the three months ended April 2, 2011, compared to the three months ended April 3, 2010, included:

•	a decrease of $18 million related to matters arising out of the 2009 FDIC compliance examination;

•
an increase of $10 million in employee compensation and benefits due primarily to increases in staff for our merchandising and inventory logistics teams, general corporate overhead, comparable retail stores, and our new retail store in Grand Junction, Colorado;

•	an increase of $3 million in advertising and promotional costs in support of customer relationships;

•
an increase of $3 million in contract labor and equipment and software expenses due primarily to costs relating to information technology system changes in support of our customer relationship management system; and

•	an increase of $2 million in new store pre-opening costs.

Significant changes in selling, distribution, and administrative expenses related to specific business segments included the following:

Retail Business Segment:

•	An increase in marketing fees of $15 million received from the Financial Services segment.

•	A net increase of $3 million in comparable store operating costs, consisting primarily of increased employee compensation and benefits.

•	An increase of $2 million in new store pre-opening costs.

•	An increase of $2 million in new store operating costs and Retail corporate compensation and benefits.

Direct Business Segment:

•	An increase in marketing fees of $12 million received from the Financial Services segment.

•	An increase of $2 million in advertising and promotional costs in support of customer relationships.

•	A decrease of $1 million in bad debt expense from estimated losses of customer receivables.

Financial Services:

•	An increase of $27 million in the marketing fee paid by the Financial Services segment to the Retail segment ($15 million) and the Direct business segment ($12 million).

•	A decrease of $18 million relating to the matters arising out of the 2009 FDIC compliance examination.

•	An increase of $1 million in employee compensation and benefits principally for positions added to support our Financial Services growth.

•	An increase of $1 million in advertising and promotions expense due to an increase in account origination costs and an increase in assessments as a result of an increase in purchases.

Corporate Overhead, Distribution Centers, and Other:

•	An increase of $5 million in employee compensation and benefits in general corporate and the distribution centers.

•
Increases of $3 million in contract labor and equipment and software expenses due primarily to costs relating to information technology system changes in support of our customer relationship management system.

Operating Income

Operating income is revenue less cost of revenue and selling, distribution, and administrative expenses.  Operating income for our merchandise business segments excludes costs associated with operating expenses of distribution centers, procurement activities, and other corporate overhead costs.

	Three Months Ended
	April 2,	April 3,	Increase	%
	2011	2010	(Decrease)	Change
	(Dollars in Thousands)

Total operating income	$30,887	$15,939	$14,948	93.8%

Total operating income as a percentage of total revenue	5.3%	2.8%	2.5%

Operating income by business segment:
Retail	$34,888	$17,942	$16,946	94.4
Direct	35,982	30,270	5,712	18.9
Financial Services	13,967	12,947	1,020	7.9

Operating income as a percentage of segment revenue:
Retail	11.6%	6.6%	5.0%
Direct	17.3	13.6	3.7
Financial Services	19.3	21.6	(2.3)

Operating income increased $15 million, or 93.8%, in the three months ended April 2, 2011, compared to the three months ended April 3, 2010, and operating income as a percentage of revenue increased to 5.3% in the three months ended April 2, 2011. The increases in total operating income and total operating income as a percentage of total revenue were primarily due to increases in revenue from our Retail and Financial Services segments as well as an increase in our merchandise gross profit. These improvements were partially offset by lower revenue from our Direct business segment. Selling, distribution, and administrative expenses were flat comparing the respective periods but were impacted by the decrease of $18 million related to the 2009 FDIC examination offset by increases in comparable and new store costs, pre-opening costs, and costs related to supporting our customer relationship management system.

Under a contractual arrangement, the Financial Services segment incurs a marketing fee paid to the Retail and Direct business segments.  The marketing fee was calculated based on the terms of a contractual arrangement consistently applied to both periods presented.  The marketing fee is included in selling, distribution, and administrative expenses as an expense for the Financial Services segment and as a credit to expense for the Retail and Direct business segments. The marketing fee paid by the Financial Services segment to these two business segments increased $27 million for the three months ended April 2, 2011, compared to the three months ended April 3, 2010, – a $15 million increase to the Retail segment and a $12 million increase to the Direct business segment.

Interest (Expense) Income, Net

Interest expense, net of interest income, increased $1 million to $6 million for the three months ended April 2, 2011, compared to the three months ended April 3, 2010. The net increase in interest expense was primarily due to interest expense accrued on increases in certain unrecognized tax benefits.

Other Non-Operating Income, Net

Other non-operating income was $2 million for the three months ended April 2, 2011, and the three months ended April 3, 2010.  This income is primarily from interest earned on our economic development bonds.

Provision for Income Taxes

Our effective tax rate was 33.7% for the three months ended April 2, 2011, compared to 33.8% for the three months ended April 3, 2010.  The effective tax rate for the three months ended April 2, 2011, compared to the three months ended April 3, 2010, was impacted primarily by the mix of taxable income between the United States and foreign tax jurisdictions and by changes made in 2010 related to certain deferred tax assets. The balance of unrecognized tax benefits, which is classified with long-term liabilities in the condensed consolidated balance sheet, totaled $45 million at April 2, 2011, compared to $3 million at April 3, 2010.  The increase was due primarily to our assessment at the end of 2010 of uncertain tax positions reflected in prior year tax returns.

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

The following table shows delinquent, non-accrual, and restructured loans as a percentage of our credit card loans, including any accrued interest and fees, at the periods ended:

	April 2,	January 1,	April 3,
	2011	2011	2010
Number of days delinquent and still accruing:
Greater than 30 days	0.63%	0.74%	1.09%
Greater than 60 days	0.39	0.47	0.67
Greater than 90 days	0.20	0.25	0.36

Non-accrual	0.28	0.24	0.22
Restructured (excluded from percentages above)	2.91	2.90	3.85

The following table reports delinquencies as a percentage of our credit card loans, including any delinquent non-accrual and restructured credit card loans, in a manner consistent with our monthly external reporting for the periods presented:

	April 2,	January 1,	April 3,
	2011	2011	2010
Number of days delinquent:
Greater than 30 days	0.95%	1.13%	1.73%
Greater than 60 days	0.59	0.72	1.07
Greater than 90 days	0.30	0.37	0.56

Delinquencies declined as a result of improvements in the economic environment and our conservative underwriting criteria and active account management.

Allowance for Loan Losses and Charge-offs

The allowance for loan losses represents management's estimate of probable losses inherent in the loan portfolio segment. The allowance for loan losses is established through a charge to the provision for loan losses and is regularly evaluated by management for adequacy. Management estimates losses inherent in the credit card loans and restructured credit card loans based on a model which tracks historical loss experience on delinquent accounts and charge-offs, net of estimated recoveries. WFB uses a migration analysis that estimates the likelihood that a credit card loan will progress through the various stages of delinquency and to charge-off. The migration analysis estimates the gross amount of principal that will be charged off over of the next twelve months, net of recoveries. This estimate is used to derive an estimated allowance for loan losses. In addition to these methods of measurement, management also considers other factors such as general economic and business conditions affecting key lending areas, credit concentration, changes in origination and portfolio management, and credit quality trends. Since the evaluation of the inherent loss with respect to these factors is subject to a high degree of uncertainty, the measurement of the overall allowance is subject to estimation risk, and the amount of actual losses can vary significantly from the estimated amounts.

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

 The following table shows the activity in our allowance for loan losses and charge off activity for the periods presented:

	Three Months Ended
	April 2,	April 3,
	2011	2010
	(Dollars in Thousands)

Balance, beginning of period	$90,900	$1,374
Change in allowance for loan losses upon consolidation of the Trust	—	114,573
	90,900	115,947
Provision for loan losses	7,674	15,147

Charge-offs	(21,255)	(29,982)
Recoveries	5,481	3,738
Net charge-offs	(15,774)	(26,244)
Balance, end of period	$82,800	$104,850

Net charge-offs on credit card loans	$(15,774)	$(26,244)
Charge-offs of accrued interest and fees (recorded as a reduction in interest and fee income)	(2,261)	(3,762)
Total net charge-offs including accrued interest and fees	$(18,035)	$(30,006)

Net charge-offs including accrued interest and fees as a percentage of average credit card loans	2.74%	4.96%

For the three months ended April 2, 2011, net charge-offs as a percentage of average credit card loans decreased to 2.74%, down 222 basis points compared to 4.96% for the three months ended April 3, 2010. We believe our charge-off levels remain well below industry averages.  Our net charge-off rates and allowance for loan losses have decreased due to improved outlooks in the quality of our credit card portfolio evidenced by lower delinquencies and delinquency roll-rates and favorable charge-off trends.

Aging of Credit Cards Loans Outstanding

The quality of our credit card loan portfolio at any time reflects, among other factors:  1) the creditworthiness of cardholders, 2) general economic conditions, 3) the success of our account management and collection activities, and 4) the life-cycle stage of the portfolio.  During periods of economic weakness, delinquencies and net charge-offs are more likely to increase. We have mitigated periods of economic weakness by selecting a customer base that is very creditworthy.  The median FICO scores of our credit cardholders were 787 at March 31, 2011, compared to 790 at the end of 2010 and 787 at March 31, 2010.

Liquidity and Capital Resources

Overview

Our Retail and Direct business segments and our Financial Services business segment have significantly differing liquidity and capital needs.We believe that we will have sufficient capital available from cash on hand, our revolving credit facility, and other borrowing sources to fund our foreseeable cash requirements and near-term growth plans. At April 2, 2011, January 1, 2011, and April 3, 2010, cash on a consolidated basis totaled $168 million, $136 million, and $291 million, respectively, of which $151 million, $82 million, and $252 million, respectively, was cash at our Financial Services business segment which will be utilized to meet this segment's liquidity requirements. We evaluate many funding sources to determine the most cost effective source of funds for our Financial Services business segment.  These potential sources include, among others, certificates of deposit and securitizations.

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

Our unsecured $350 million revolving credit facility and unsecured senior notes contain certain financial covenants, including the maintenance of minimum debt coverage, a fixed-charge coverage ratio, a cash flow leverage ratio, and a minimum tangible net worth standard.  In the event that we failed to comply with these covenants and the failure to comply would go beyond 30 days, a default would trigger and all principal and outstanding interest would immediately be due and payable.  At April 2, 2011, we were in compliance with all financial covenants under our credit agreements and unsecured notes.  We anticipate that we will continue to be in compliance with all financial covenants under our credit agreements and unsecured notes through the next 12 months.

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

Our $15 million CAD unsecured revolving credit facility expires June 30, 2013.  The credit facility permits the issuance of up to $5 million CAD in letters of credit, which reduce the overall credit limit available under the credit facility.

Financial Services Business Segment – The primary cash requirements of WFB relate to the financing of credit card loans.  These cash requirements will increase if our credit card originations increase or if our cardholders' balances or spending increase. WFB sources operating funds in the ordinary course of business through various financing activities, which include funding obtained from securitization transactions, borrowing under its federal funds purchase agreements, obtaining brokered and non-brokered certificates of deposit, and generating cash from operations.  During 2010, WFB renewed its $260 million and $412 million variable funding facilities that will mature in November 2011 and September 2011, respectively. During the first quarter of 2011, WFB issued $303 million in certificates of deposit, renewed its $260 million variable funding facility for an additional three years, and entered into a new $353 million variable funding facility that will mature in March 2014. WFB intends to issue additional certificates of deposit, term securitizations or variable funding facilities during the remainder of 2011. We believe that these liquidity sources are sufficient to fund WFB's foreseeable cash requirements and near-term growth plans.

WFB is prohibited by regulations from lending money to Cabela's or other affiliates. WFB is subject to capital requirements imposed by Nebraska banking law and the Visa membership rules, and its ability to pay dividends is also limited by Nebraska and Federal banking law.  If there are any disruptions in the credit markets, our Financial Services business, like many other financial institutions, may increase its funding from certificates of deposit which may result in increased competition in the deposits market with fewer funds available or at unattractive rates.  Our ability to issue certificates of deposit is reliant on our current regulatory capital levels.  WFB is classified as a “well capitalized” bank, the highest category under the regulatory framework for prompt corrective action.  If WFB were to be classified as an “adequately capitalized” bank, which is the next level category down from "well capitalized," we would be required to obtain a waiver from the FDIC in order to continue to issue certificates of deposit.  We will invest additional capital in WFB, if necessary, in order for WFB to continue to meet the minimum requirements for the "well-capitalized" classification under the regulatory framework for prompt corrective action. In addition to the non-brokered certificates of deposit market to fund growth and maturing securitizations, we have access to the brokered certificates of deposit market through multiple financial institutions for liquidity and funding purposes.

The ability of our Financial Services business to engage in securitization transactions on favorable terms or at all could be adversely affected by disruptions in the capital markets or other events, which could materially affect our business and cause our Financial Services business to lose an important source of capital.  The Reform Act will also affect a number of significant changes relating to asset-backed securities, including additional oversight and regulation of credit rating agencies and additional reporting and disclosure requirements. On September 27, 2010, the FDIC approved a final rule that, subject to certain conditions, preserved the safe-harbor treatment for legal isolation of transferred assets applicable to certain grandfathered revolving trusts and master trusts that had issued at least one series of asset-backed securities as of such date, which we believe included the Trust. The final rule imposes significant new conditions on the availability of the safe-harbor with respect to securitizations that are not grandfathered.

In addition, several rules and regulations have recently been proposed or adopted that may substantially affect issuers of asset-backed securities. On January 20, 2011, under provisions of the Reform Act, the SEC adopted rules that require issuers of asset-backed securities to disclose demand, repurchase, and replacement information through the periodic filing of a new form with the SEC. These rules also require rating agencies to disclose in any report accompanying a credit rating for an asset-backed security the representations, warranties, and enforcement mechanisms available to investors and how they differ from those in similar securities. Also pursuant to the provisions of the Reform Act, on January 20, 2011, the SEC issued rules that require issuers of registered asset-backed securities to perform a review of the assets underlying the securities and to publicly disclose information relating to the review. These rules also require issuers of asset-backed securities to make publicly available the findings and conclusions of any third-party due diligence report obtained by the issuer. It remains to be seen whether and to what extent the January 20, 2011, rules or any other final rules adopted by the SEC will impact WFB and its ability and willingness to continue to rely on the securitization market for funding.

On March 29, 2011, pursuant to the provisions of the Reform Act, the SEC, the Federal Reserve, the FDIC and certain other federal agencies issued proposed regulations requiring securitization sponsors to retain an economic interest in assets that they securitize. Subject to certain exceptions, the proposed regulations generally require the sponsor of a securitization transaction to retain at least 5% of the credit risk of the securitized assets and provide securitization sponsors with a number of options for satisfying this requirement. Each of these options requires the sponsor to provide certain disclosures to investors a reasonable time prior to sale and upon request to the SEC and the sponsor's applicable federal banking regulator. In addition, the sponsor would be subject to certain prohibitions on hedging, transferring or financing the retained credit risk. If adopted, the proposed regulations will likely affect most types of public and private securitization transactions, including those sponsored by WFB. It is not clear how the final regulations will differ from the proposed regulations, if at all, or how the final regulations will impact WFB and its ability and willingness to continue to rely on the securitization market for funding.

Operating, Investing, and Financing Activities

The following table presents changes in our cash and cash equivalents for the periods presented:

	Three Months Ended
	April 2,	April 3,
	2011	2010
	(In Thousands)
Net cash provided by operating activities	$7,881	$10,094

Net cash provided by (used in) investing activities	81,105	(156,145)

Net cash used in financing activities	(57,079)	(145,508)

2011 versus 2010

Operating Activities - Cash derived from operating activities decreased $2 million in the three months ended April 2, 2011, compared to the three months ended April 3, 2010. Inventories increased $54 million to $563 million at April 2, 2011, compared to $509 million at January 1, 2011, primarily due to the addition of new retail stores as well as the initiative to maintain a sufficient level of core inventory on hand. Inventories increased $6 million in the first three months of 2010 to $446 million at April 3, 2010. Other long-term liabilities and accounts payable and accrued expenses decreased $15 million while accounts receivable and prepaid expenses and other current assets decreased $11 million comparing the three months ended April 2, 2011, to the three months ended April 3, 2010. These decreases were partially offset by an increase of $43 million in current and deferred income taxes payable and receivable comparing the three months ended April 2, 2011, to the three months ended April 3, 2010.

Investing Activities - Cash provided by investing activities increased $237 million in the three months ended April 2, 2011, compared to the three months ended April 3, 2010. During the three months ended April 3, 2010, WFB purchased U. S. government agency securities totaling $225 million. In addition, WFB received cash on a net basis for credit card loans originated externally at third parties totaling $111 million in the three months ended April 2, 2011, compared to $87 million in the three months ended April 3, 2010.  Restricted cash accounts of the Trust decreased $10 million in the three months ended April 2, 2011, compared to April 3, 2010. Cash paid for property and equipment additions totaled $33 million in the three months ended April 2, 2011, compared to $14 million in the three months ended April 3, 2010.  At April 2, 2011, we estimated total capital expenditures for the development, construction, and completion of retail stores, including the purchase of economic development bonds, if any, to approximate $49 million through the next 12 months.  We expect to fund these estimated capital expenditures with cash from operations.

Financing Activities - Cash used in financing activities improved $88 million in the three months ended April 2, 2011, compared to the three months ended April 3, 2010.  This net change was primarily due to an increase in time deposits, which WFB utilizes to fund its credit card operations, of $270 million in the three months ended April 2, 2011, compared to a net decrease of $15 million in the three months ended April 3, 2010. Also, borrowings on our lines of credit for working capital and inventory financing increased $66 million in the three months ended April 2, 2011, compared to April 3, 2010.  At April 2, 2011, we had $60 million outstanding on our unsecured revolving credit facility compared to no amount outstanding at April 3, 2010. We also had a net increase of $9 million from the exercise of employee stock options. Partially offsetting these increases was the net decrease from the secured borrowings of the Trust which totaled $393 million in repayments, net of borrowings, for the three months ended April 2, 2011, compared to $145 million in net repayments for the three months ended April 3, 2010. We also had a decrease of $26 million in the change related to unpresented checks.

The following table presents the borrowing activities of our merchandising business and WFB for the periods presented:

	Three Months Ended
	April 2,	April 3,
	2011	2010
	(In Thousands)
Borrowings (repayments) on revolving credit facilities and inventory financing, net	$66,323	$(333)
Secured borrowings (repayments) of the Trust, net	(393,000)	(145,000)
Issuances (repayments) of long-term debt, net of repayments	(56)	(79)
Total	$(326,733)	$(145,412)

The following table summarizes our availability under the Company's debt and credit facilities, excluding the facilities of WFB, at the periods ended:

	April 2,	April 3,
	2011	2010
	(In Thousands)
Amounts available for borrowing under credit facilities (1)	$365,000	$364,836
Principal amounts outstanding	(65,756)	(5,494)
Outstanding letters of credit and standby letters of credit	(15,576)	(20,149)
Remaining borrowing capacity, excluding WFB facilities	$283,668	$339,193

(1)	Consists of our revolving credit facility of $350 million and $15 million CAD from the credit facility for our operations in Canada.

In addition, WFB has total borrowing availability of $85 million under its agreements to borrow federal funds.  At April 2, 2011, the entire $85 million of borrowing capacity was available to WFB.

Our $350 million unsecured credit agreement requires us to comply with certain financial and other customary covenants, including 1) a fixed charge coverage ratio (as defined) of no less than 1.50 to 1.00 as of the last day of any quarter; 2) a cash flow leverage ratio (as defined) of no more than 3.00 to 1.00 as of the last day of any quarter; and 3) a minimum tangible net worth standard (as defined). In addition, our unsecured senior notes contain various covenants and restrictions such as the maintenance of minimum debt coverage, net worth, and financial ratios. The significant financial ratios and net worth requirements in the long-term debt agreements are 1) a limitation of funded debt to be less than 60% of consolidated total capitalization; 2) cash flow fixed charge coverage ratio (as defined) of no less than 2.00 to 1.00 as of the last day of any quarter; and 3) a minimum consolidated adjusted net worth (as defined). Also, the debt agreements contain cross default provisions to other outstanding credit facilities. In the event that we failed to comply with these covenants and the failure to comply would go beyond 30 days, a default would trigger and all principal and outstanding interest would immediately be due and payable. At April 2, 2011, we were in compliance with all financial covenants under our credit agreements and unsecured notes.  We anticipate that we will continue to be in compliance with all financial covenants under our credit agreements and unsecured notes through the next 12 months.

Our $15 million CAD unsecured revolving credit facility expires June 30, 2013, and permits the issuance of up to $5 million CAD in letters of credit, which reduces the overall credit limit available under the credit facility.

Economic Development Bonds and Grants

Economic Development Bonds - State or local governments may sell economic development bonds to provide funding for land acquisition, readying the site, building infrastructure, and related eligible expenses associated with the construction and equipping of our retail stores. In the past, we have primarily been the sole purchaser of these bonds. While purchasing these bonds involves an initial cash outlay by us in connection with a new store, some or all of these costs can be recaptured through the repayment of the bonds. The payments of principal and interest on the bonds are typically tied to sales, property, or lodging taxes generated from the store and, in some cases, from businesses in the surrounding area, over periods which range between 20 and 30 years. In addition, some of the bonds that we have purchased may be repurchased for par value by the governmental entity prior to the maturity date of the bonds. However, the governmental entity from which we purchase the bonds is not otherwise liable for repayment of principal and interest on the bonds to the extent that the associated taxes are insufficient to pay the bonds. At April 2, 2011, January 1, 2011 and April 3, 2010, economic development bonds totaled $103 million, $104 million, and $111 million, respectively.

Grants - We generally have received grant funding in exchange for commitments made by us to the state or local government providing the funding.  The commitments, such as assurance of agreed employment and wage levels at our retail stores or that the retail store will remain open, typically phase out over approximately five to ten years. If we fail to maintain the commitments during the applicable period, the funds we received may have to be repaid or other adverse consequences may arise, which could affect our cash flows and profitability.  At April 2, 2011, January 1, 2011, and April 3, 2010, the total amount of grant funding subject to specific contractual remedies was $13 million, $13 million, and $16 million, respectively.

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

The total amounts and maturities for our credit card securitizations as of April 2, 2011, were as follows:

Series	Type	Total Available Capacity	Third Party Investor Available Capacity	Third Party Investor Outstanding	Interest Rate	Expected Maturity
		(Dollars in Thousands)

2006-III	Term	$250,000	$250,000	$250,000	Fixed	October 2011
2006-III	Term	250,000	250,000	250,000	Floating	October 2011
2008-IV	Term	122,500	122,500	122,500	Fixed	September 2011
2008-IV	Term	77,500	75,900	75,900	Floating	September 2011
2009-I	Term	75,000	—	—	Fixed	March 2012
2009-I	Term	425,000	425,000	425,000	Floating	March 2012
2010-I	Term	45,000	—	—	Fixed	January 2015
2010-I	Term	255,000	255,000	255,000	Floating	January 2015
2010-II	Term	127,500	127,500	127,500	Fixed	September 2015
2010-II	Term	122,500	85,000	85,000	Floating	September 2015
Total term		1,750,000	1,590,900	1,590,900

2006-I	Variable Funding	411,765	350,000	—	Floating	September 2011
2008-III	Variable Funding	260,115	225,000	—	Floating	March 2014
2011-I	Variable Funding	352,941	300,000	—	Floating	March 2014
Total variable		1,024,821	875,000	—
Total available		$2,774,821	$2,465,900	$1,590,900

We have been, and will continue to be, particularly reliant on funding from securitization transactions for WFB. A failure to renew existing facilities or to add additional capacity on favorable terms as it becomes necessary could increase our financing costs and potentially limit our ability to grow the business of WFB. Unfavorable conditions in the asset-backed securities markets generally, including the unavailability of commercial bank liquidity support or credit enhancements, could have a similar effect. During the first quarter of 2011, WFB issued $303 million in certificates of deposit, renewed its $260 million variable funding facility for an additional three years, and entered into a new $353 million variable funding facility that will mature in March 2014. WFB intends to issue additional certificates of deposit, term securitizations or variable funding facilities during the remainder of 2011. We believe that these liquidity sources are sufficient to fund WFB's foreseeable cash requirements and near-term growth plans.

Furthermore, WFB's securitized credit card loans could experience poor performance, including increased delinquencies and credit losses, lower payment rates, or a decrease in excess spreads below certain thresholds. This could result in a downgrade or withdrawal of the ratings on the outstanding securities issued in WFB's securitization transactions, cause “early amortization” of these securities, or result in higher required credit enhancement levels.  Credit card loans performed within established guidelines and no events which could trigger an “early amortization” occurred during the three months ended April 2, 2011, the three months ended April 3, 2010, and the year ended January 1, 2011.

Certificates of Deposit

WFB utilizes brokered and non-brokered certificates of deposit to partially finance its operating activities.  WFB issues certificates of deposit in a minimum amount of one hundred thousand dollars in various maturities.  At April 2, 2011, WFB had $782 million of certificates of deposit outstanding with maturities ranging from April 2011 to April 2016 and with a weighted average effective annual fixed rate of 3.10%. This outstanding balance compares to $513 million and $461 million at January 1, 2011, and April 3, 2010, respectively, with weighted average effective annual fixed rates of 3.90% and 4.17%, respectively.

 Impact of Inflation

 We do not believe that our operating results have been materially affected by inflation during the preceding three years. We cannot assure, however, that our operating results will not be adversely affected by inflation in the future.

Contractual Obligations and Other Commercial Commitments

In the normal course of business, we enter into various contractual obligations that may require future cash payments. For a description of our contractual obligations and other commercial commitments as of January 1, 2011, see our annual report on Form 10-K for the fiscal year ending January 1, 2011, under “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Contractual Obligations and Other Commercial Commitments.”

 Off-Balance Sheet Arrangements

Operating Leases - We lease various items of office equipment and buildings.  Rent expense for these operating leases is recorded in selling, distribution, and administrative expenses in the condensed consolidated statements of income.

Credit Card Limits - WFB bears off-balance sheet risk in the normal course of its business. One form of this risk is through WFB's commitment to extend credit to cardholders up to the maximum amount of their credit limits. The aggregate of such potential funding requirements totaled $16 billion above existing balances at the end of April 2, 2011. These funding obligations are not included on our condensed consolidated balance sheet.  While WFB has not experienced, and does not anticipate that it will experience, a significant draw down of unfunded credit lines by its cardholders, such an event would create a cash need at WFB which likely could not be met by our available cash and funding sources. WFB has the right to reduce or cancel these available lines of credit at any time.

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

 Financial Services Interest Rate Risk

Interest rate risk refers to changes in earnings due to interest rate changes. To the extent that interest income collected on credit card loans and interest expense on certificates of deposit and secured borrowings do not respond equally to changes in interest rates, or that rates do not change uniformly, earnings could be affected. The variable rate credit card loans are indexed to the one month LIBOR and the credit card portfolio is segmented into risk-based pricing tiers each with a different interest margin. Variable rate secured borrowings are indexed to LIBOR-based rates of interest and are periodically repriced.  Certificates of deposit and fixed rate secured borrowings are priced at the current prevailing market rate at the time of issuance. We manage and mitigate our interest rate sensitivity through several techniques, but primarily by indexing the customer rates to the same index as our cost of funds. Additional techniques we use include managing the maturity, repricing, and mix of fixed and variable assets and liabilities by issuing fixed rate secured borrowings or certificates of deposit and entering into interest rate swaps.

The table below shows the mix of our credit card account balances at the periods ended:

	April 2,	January 1,	April 3,
	2011	2011	2010
As a percentage of total balances outstanding:
Balances carrying an interest rate based upon various interest rate indices	64.6%	61.9%	68.0%
Balances carrying an interest rate of 9.99%	4.0	3.9	2.7
Balances carrying a promotional interest rate of 0.00%	0.2	0.2	0.1

Balances not carrying interest because their previous month's balance was paid in full	31.2	34.0	29.2
	100.0%	100.0%	100.0%

Charges on the credit cards issued by our Financial Services segment were priced at a margin over various defined lending rates.  No interest is charged if the account is paid in full within 25 days of the billing cycle, which represented 31.2% of total balances outstanding at April 2, 2011.  Some of the zero percentage promotion expenses are passed through to the merchandise vendors for each specific promotion offered.

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

Foreign Currency Risk

We purchase a significant amount of inventory from vendors outside of the United States in transactions that are primarily U. S. dollar transactions. A small percentage of our international purchase transactions are in currencies other than the U. S. dollar. Any currency risks related to these transactions are immaterial to us. A decline in the relative value of the U. S. dollar to other foreign currencies could, however, lead to increased merchandise costs.  For our retail operations in Canada, we intend to fund all transactions in Canadian dollars and utilize our unsecured revolving credit agreement of $15 million CAD to fund such operations.

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

In connection with this quarterly report on Form 10-Q, our Chief Executive Officer and Chief Financial Officer evaluated, with the participation of our management, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on management's evaluation, our Chief Executive Officer and Chief Financial Officer each concluded that our disclosure controls and procedures were effective as of April 2, 2011.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended April 2, 2011, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings.

We are party to various legal proceedings arising in the ordinary course of business. These actions include commercial, intellectual property, employment (including the Commissioner's charge referenced in Part II, Item 1A, of this report), and product liability claims. Some of these actions involve complex factual and legal issues and are subject to uncertainties. We cannot predict with assurance the outcome of the actions brought against us. Accordingly, adverse developments, settlements, or resolutions may occur and have a material adverse effect on our results of operations for the period in which such development, settlement, or resolution occurs. However, we do not believe that the outcome of any current legal proceeding would have a material adverse effect on our financial condition taken as a whole.

Item 1A.	Risk Factors.

There have been no material changes from the risk factors disclosed in the “Risk Factors” section of our Annual Report on Form 10-K for the fiscal year ended January 1, 2011, except that the following new risk factor shall be added.
Legal proceedings may increase our costs and have a material adverse effect on our results of operations.
We are involved, from time to time, in legal proceedings that are incidental to our business. For example, on January 6, 2011, we received a Commissioner's charge from the Chair of the U.S. Equal Employment Opportunity Commission ("EEOC") alleging that we have discriminated against non-Whites on the basis of their race and national origin in recruitment and hiring. We are disputing these allegations, and the EEOC currently is in the early stages of its investigation. At the present time, we are unable to form a judgment regarding a favorable or unfavorable outcome regarding this matter or the potential range of loss in the event of an unfavorable outcome. The defense and resolution of lawsuits and other proceedings may involve significant expense, divert management's attention and resources from other matters, and have a material adverse effect on our results of operations.

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

CABELA'S INCORPORATED

Dated:	April 29, 2011	By:	/s/ Thomas L. Millner
Thomas L. Millner
President and Chief Executive Officer

Dated:	April 29, 2011	By:	/s/ Ralph W. Castner
Ralph W. Castner
Executive Vice President and Chief Financial Officer

Exhibit Index

Exhibit Number	Description

31.1	Certification of CEO Pursuant to Rule 13a-14(a) under the Exchange Act

31.2	Certification of CFO Pursuant to Rule 13a-14(a) under the Exchange Act

32.1	Certifications Pursuant to 18 U.S.C. Section 1350