Form 10-Q
period 2011-07-02
CABELAS INC
filed 2011-07-29
CIK 1267130

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 2, 2011
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
Common stock, $0.01 par value:  69,481,858 shares as of July 25, 2011

CABELA'S INCORPORATED

FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED JULY 2, 2011

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

CABELA'S INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Dollars in Thousands Except Earnings Per Share)
(Unaudited)

	Three Months Ended		Six Months Ended
	July 2,	July 3,	July 2,	July 3,
	2011	2010	2011	2010
Revenue:
Merchandise sales	$488,409	$465,491	$997,519	$959,527
Financial Services revenue	70,277	56,488	142,648	116,472
Other revenue	3,414	3,991	8,644	9,581
Total revenue	562,100	525,970	1,148,811	1,085,580

Cost of revenue:
Merchandise cost (exclusive of depreciation and amortization)	309,233	298,390	650,443	627,957
Cost of other revenue	3	1,259	3	1,127
Total cost of revenue (exclusive of depreciation and amortization)	309,236	299,649	650,446	629,084
Selling, distribution, and administrative expenses	214,600	193,818	429,214	408,054
Impairment and restructuring charges	955	1,834	955	1,834
Operating income	37,309	30,669	68,196	46,608

Interest expense, net	(6,123)	(5,671)	(12,145)	(11,125)
Other non-operating income, net	1,993	1,786	3,957	3,524
Income before provision for income taxes	33,179	26,784	60,008	39,007
Provision for income taxes	11,479	8,760	20,523	12,892

Net income	$21,700	$18,024	$39,485	$26,115

Earnings per basic share	$0.31	$0.27	$0.57	$0.39

Earnings per diluted share	$0.31	$0.26	$0.55	$0.38

Basic weighted average shares outstanding	69,279,823	67,792,832	69,028,853	67,615,069

Diluted weighted average shares outstanding	71,084,998	68,798,021	71,407,558	68,814,997

Refer to notes to unaudited condensed consolidated financial statements.

CABELA'S INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands Except Par Values)
(Unaudited)

	July 2,	January 1,	July 3,
ASSETS	2011	2011	2010
CURRENT
Cash and cash equivalents	$385,327	$136,419	$274,440
Restricted cash of the Trust	18,524	18,575	25,882
Held-to-maturity investment securities	197,999	—	224,905
Accounts receivable, net of allowance for doubtful accounts of $4,550, $3,416, and $1,186	25,164	47,218	18,615
Credit card loans (includes restricted credit card loans of the Trust of $2,685,110, $2,775,768, and $2,412,135, net of allowance for loan losses of $77,800, $90,900, and $96,000)	2,627,191	2,709,312	2,329,491
Inventories	599,851	509,097	512,739
Prepaid expenses and other current assets	133,440	123,304	139,206
Income taxes receivable and deferred income taxes	30,719	2,136	8,936
Total current assets	4,018,215	3,546,061	3,534,214
Property and equipment, net	827,800	817,947	812,409
Land held for sale or development	42,615	21,816	29,917
Economic development bonds	102,846	104,231	107,397
Deferred income taxes	11,141	12,786	—
Other assets	25,152	28,338	20,039
Total assets	$5,027,769	$4,531,179	$4,503,976

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT
Accounts payable, including unpresented checks of $8,358, $27,227, and $16,778	$198,285	$214,757	$196,039
Gift instruments, and credit card and loyalty rewards programs	196,824	202,541	176,881
Accrued expenses	96,100	138,510	117,448
Time deposits	158,929	148,619	114,031
Current maturities of secured variable funding obligations of the Trust	—	393,000	—
Current maturities of secured long-term obligations of the Trust	1,123,400	698,400	749,500
Current maturities of long-term debt	123,390	230	224
Income taxes payable and deferred income taxes	—	2,880	—
Total current liabilities	1,896,928	1,798,937	1,354,123
Long-term time deposits	868,693	364,132	383,018
Secured long-term obligations of the Trust, less current maturities	722,500	892,500	1,378,400
Long-term debt, less current maturities	345,316	344,922	383,271
Deferred income taxes	—	—	11,509
Other long-term liabilities	107,352	106,140	65,262

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Preferred stock, $0.01 par value; Authorized - 10,000,000 shares; Issued - none	—	—	—
Common stock, $0.01 par value; Authorized - 245,000,000 shares;
Issued - 69,415,712, 68,156,154, and 67,853,898 shares	694	681	679
Additional paid-in capital	328,169	306,149	295,581
Retained earnings	759,779	720,294	634,250
Accumulated other comprehensive income (loss)	(1,662)	(2,576)	(2,117)
Total stockholders' equity	1,086,980	1,024,548	928,393
Total liabilities and stockholders' equity	$5,027,769	$4,531,179	$4,503,976

Refer to notes to unaudited condensed consolidated financial statements.

CABELA'S INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(Unaudited)

	Six Months Ended
	July 2,	July 3,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$39,485	$26,115
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	35,059	34,712
Impairment and restructuring charges	264	1,834
Stock-based compensation	6,350	5,616
Deferred income taxes	3,999	(4,140)
Provision for loan losses	16,483	31,756
Other, net	1,621	1,784
Change in operating assets and liabilities:
Accounts receivable	20,921	13,039
Change in credit card loans originated from internal operations, net	67,438	46,653
Inventories	(90,754)	(72,605)
Prepaid expenses and other current assets	(8,329)	14,687
Land held for sale or development	(96)	39
Accounts payable and accrued expenses	(32,507)	(27,592)
Gift instruments, and credit card and loyalty rewards programs	(5,717)	(7,033)
Other long-term liabilities	1,955	(6,381)
Income taxes receivable/payable	(33,599)	(32,314)
Net cash provided by operating activities	22,573	26,170

CASH FLOWS FROM INVESTING ACTIVITIES:
Property and equipment additions	(73,188)	(31,623)
Purchases of held-to-maturity investment securities	(197,999)	(349,905)
Maturities of held-to-maturity investment securities	—	125,000
Proceeds from retirements and maturities of economic development bonds	1,499	5,428
Purchases of economic development bonds	(601)	—
Change in restricted cash of the Trust, net	13	(6,498)
Change in credit card loans originated externally, net	(1,800)	37,887
Other investing changes, net	217	844
Net cash used in investing activities	(271,859)	(218,867)

CASH FLOWS FROM FINANCING ACTIVITIES:
Change in unpresented checks net of bank balance	(18,869)	(27,766)
Change in time deposits, net	514,871	20,385
Borrowings on secured obligations of the Trust	335,000	255,000
Repayments on secured obligations of the Trust	(473,000)	(400,000)
Borrowings on revolving credit facilities and inventory financing	434,214	121,073
Repayments on revolving credit facilities and inventory financing	(310,174)	(88,735)
Payments on long-term debt	(114)	(139)
Proceeds from exercise of stock options and employee stock purchase plan issuances, net	14,747	3,791
Excess tax benefits from exercise of stock options	1,161	868
Other financing changes, net	358	475
Net cash provided by (used in) financing activities	498,194	(115,048)

Net change in cash and cash equivalents	248,908	(307,745)
Cash and cash equivalents, at beginning of period	136,419	582,185
Cash and cash equivalents, at end of period	$385,327	$274,440

Refer to notes to unaudited condensed consolidated financial statements.

CABELA'S INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Dollars in Thousands)
(Unaudited)
	Common Stock Shares	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total

BALANCE, at January 2, 2010	67,287,575	$673	$285,490	$697,293	$965	$984,421
Effect of consolidation of the Trust, net of tax	—	—	—	(89,158)	(3,650)	(92,808)
Comprehensive income:
Net income	—	—	—	26,115	—	26,115
Unrealized gain on economic development bonds, net of taxes of $106	—	—	—	—	189	189
Derivatives adjustment, net of taxes of $39	—	—	—	—	71	71
Foreign currency translation adjustment	—	—	—	—	308	308
Total comprehensive income						26,683
Stock-based compensation	—	—	5,438	—	—	5,438
Employee stock purchase plan issuances	69,920	1	1,206	—	—	1,207
Exercise of employee stock options	496,403	5	2,579	—	—	2,584
Tax benefit on employee stock option exercises	—	—	868	—	—	868
BALANCE, at July 3, 2010	67,853,898	$679	$295,581	$634,250	$(2,117)	$928,393

BALANCE, at January 1, 2011	68,156,154	$681	$306,149	$720,294	$(2,576)	$1,024,548
Comprehensive income:
Net income	—	—	—	39,485	—	39,485
Unrealized loss on economic development bonds, net of taxes of ($181)	—	—	—	—	(319)	(319)
Derivatives adjustment, net of taxes of $8	—	—	—	—	8	8
Foreign currency translation adjustment	—	—	—	—	1,225	1,225
Total comprehensive income						40,399
Stock-based compensation	—	—	6,125	—	—	6,125
Exercise of employee stock options	1,259,558	13	14,734	—	—	14,747
Tax benefit on employee stock option exercises	—	—	1,161	—	—	1,161
BALANCE, at July 2, 2011	69,415,712	$694	$328,169	$759,779	$(1,662)	$1,086,980

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

Cash and Cash Equivalents - Cash and cash equivalents of World's Foremost Bank ("WFB"), Cabela's wholly-owned bank subsidiary, were $364,962, $81,904, and $270,999 at July 2, 2011, January 1, 2011 and July 3, 2010, respectively. Due to regulatory restrictions on WFB, the Company is restricted from using cash held by WFB for non-banking operations.

Evaluation of Subsequent Events - Management of the Company evaluated subsequent events through the filing date of this Form 10-Q and determined that there were no subsequent events to recognize or disclose in the condensed consolidated financial statements presented herein.

Reporting Periods - Unless otherwise stated, the fiscal periods referred to in the notes to these condensed consolidated financial statements are the 13 weeks ended July 2, 2011 (the “three months ended July 2, 2011”), the 13 weeks ended July 3, 2010 (the “three months ended July 3, 2010”), 26 weeks ended July 2, 2011 (the “six months ended July 2, 2011”), the 26 weeks ended July 3, 2010 (the “six months ended July 3, 2010”), and the 52 weeks ended January 1, 2011 (the “year ended 2010”). WFB follows a calendar fiscal period and, accordingly, the respective three and six month periods ended on June 30, 2011 and 2010, and the fiscal year ended on December 31, 2010.

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

Another feature, which is applicable to the notes issued from the Trust, is one in which excess cash flows generated by the transferred loans are held at the Trust for the benefit of the investors. This cash reserve account funding is triggered when the three-month average excess spread rate of the Trust decreases to below 4.50% or 5.50% (depending on the series) with increasing funding requirements as excess spread levels decline below preset levels or as contractually required by the governing documents. Similar to early amortization, this feature also is designed to protect the investors' interests from loss thus making the cash restricted.  Upon scheduled maturity or early amortization of a securitization, WFB is required to remit principal payments received on the securitized pool of loans to the Trust which are restricted for the repayment of the investors' principal note. Credit card loans performed within established guidelines and no events which could trigger an “early amortization” occurred during the six months ended July 2, 2011, the year ended January 1, 2011, and the six months ended July 3, 2010.

The following table presents the components of the consolidated assets and liabilities of the Trust at the periods ended:

	July 2,	January 1,	July 3,
	2011	2011	2010
Consolidated assets:
Restricted credit card loans, net of allowance of $77,400, $90,100, and $95,520	$2,607,710	$2,685,668	$2,316,616
Restricted cash	18,524	18,575	25,882
Total	$2,626,234	$2,704,243	$2,342,498

Consolidated liabilities:
Secured variable funding obligations	$—	$393,000	$—
Secured long-term obligations	1,845,900	1,590,900	2,127,900
Interest rate swap	—	—	3,150
Interest due to third party investors	2,147	2,336	3,327
Total	$1,848,047	$1,986,236	$2,134,377

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

The following table reflects the composition of the credit card loans at the periods ended:

	July 2,	January 1,	July 3,
	2011	2011	2010
Restricted credit card loans of the Trust (1)	$2,685,110	$2,775,768	$2,412,135
Unrestricted credit card loans	19,881	24,444	13,356
Total credit card loans	2,704,991	2,800,212	2,425,491
Allowance for loan losses	(77,800)	(90,900)	(96,000)
Credit card loans, net	$2,627,191	$2,709,312	$2,329,491

(1) Restricted credit card loans are restricted for repayment of secured borrowings of the Trust.

Allowance for Loan Losses:

The allowance for loan losses represents management's estimate of probable losses inherent in the credit card loan portfolio. The allowance for loan losses is established through a charge to the provision for loan losses and is regularly evaluated by management for adequacy. Loans on a payment plan or non-accrual are segmented from the rest of the credit card loan portfolio into a restructured credit card loan segment before establishing an allowance for loan losses as these loans have a higher probability of loss. Management estimates losses inherent in the credit card loans segment and restructured credit card loans segment based on a model which tracks historical loss experience on delinquent accounts, bankruptcies, death, and charge-offs, net of estimated recoveries.  WFB uses a migration analysis and historical bankruptcy and death rates to estimate the likelihood that a credit card loan will progress through the various stages of delinquency and to charge-off. This analysis estimates the gross amount of principal that will be charged off over of the next 12 months, net of recoveries. This estimate is used to derive an estimated allowance for loan losses. In addition to these methods of measurement, management also considers other factors such as general economic and business conditions affecting key lending areas, credit concentration, changes in origination and portfolio management, and credit quality trends. Since the evaluation of the inherent loss with respect to these factors is subject to a high degree of uncertainty, the measurement of the overall allowance is subject to estimation risk, and the amount of actual losses can vary significantly from the estimated amounts.

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

CABELA'S INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands Except Share and Per Share Amounts)
(Unaudited)

The following table reflects the activity in the allowance for loan losses by segment for the periods presented:

	Three Months Ended
	July 2, 2011			July 3, 2010
		Restructured Credit Card	Total	Total
	Credit	Credit Card	Credit Card	Credit Card
	Card Loans	Loans	Loans	Loans

Balance, beginning of period	$45,600	$37,200	$82,800	$104,850

Provision for loan losses	8,288	521	8,809	16,609

Charge-offs	(13,532)	(4,743)	(18,275)	(29,422)
Recoveries	3,044	1,422	4,466	3,963
Net charge-offs	(10,488)	(3,321)	(13,809)	(25,459)
Balance, end of period	$43,400	$34,400	$77,800	$96,000

	Six Months Ended
	July 2, 2011			July 3, 2010
		Restructured Credit Card	Total	Total
	Credit	Credit Card	Credit Card	Credit Card
	Card Loans	Loans	Loans	Loans

Balance, beginning of period	$52,000	$38,900	$90,900	$1,374
Change in allowance for loan losses upon consolidation of the Trust	—	—	—	114,573
	52,000	38,900	90,900	115,947

Provision for loan losses	13,547	2,936	16,483	31,756

Charge-offs	(29,105)	(10,425)	(39,530)	(59,404)
Recoveries	6,958	2,989	9,947	7,701
Net charge-offs	(22,147)	(7,436)	(29,583)	(51,703)
Balance, end of period	$43,400	$34,400	$77,800	$96,000

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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands Except Share and Per Share Amounts)
(Unaudited)

The table below provides information on non-accrual, past due, and restructured credit card loans by class by using the respective quarter FICO score for the periods presented:

	FICO Score of Credit Card Loans Segment			Restructured Credit Card Loans Segment (1)
	679 and Below	680-749	750 and Above		Total
At July 2, 2011:
Credit card loan status:
Current	$337,899	$883,562	$1,356,756	$63,440	$2,641,657
30-59 days past due	14,923	10,376	8,026	6,609	39,934
60-89 days past due	5,328	806	202	2,711	9,047
90 or more days past due	9,396	79	41	4,837	14,353
Total past due	29,647	11,261	8,269	14,157	63,334
Total credit card loans	$367,546	$894,823	$1,365,025	$77,597	$2,704,991

90 days or more past due and still accruing	$9,396	$79	$41	$4,393	$13,909
Non-accrual	—	—	—	7,048	7,048

At January 1, 2011:
Credit card loan status:
Current	$353,937	$864,791	$1,445,446	$69,521	$2,733,695
30-59 days past due	13,645	8,267	7,127	7,740	36,779
60-89 days past due	5,775	1,044	240	4,111	11,170
90 or more days past due	11,504	460	53	6,551	18,568
Total past due	30,924	9,771	7,420	18,402	66,517
Total credit card loans	$384,861	$874,562	$1,452,866	$87,923	$2,800,212

90 days or more past due and still accruing	$11,504	$460	$53	$6,160	$18,177
Non-accrual	—	—	—	6,629	6,629
(1) Specific allowance for loan losses of $34,400 and $38,913 at July 2, 2011, and January 1, 2011, respectively, are included in total allowance for loan losses.

CABELA'S INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands Except Share and Per Share Amounts)
(Unaudited)

4.    SECURITIES

Securities consisted of the following for the periods ended:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
July 2, 2011:
Available-for-sale securities:
Economic development bonds	$107,753	$2,476	$(7,383)	$102,846

Held-to-maturity securities:
U.S. government agency (1)	197,999	—	(2)	197,997
	$305,752	$2,476	$(7,385)	$300,843

January 1, 2011:
Available-for-sale securities:
Economic development bonds	$108,640	$2,045	$(6,454)	$104,231

July 3, 2010:
Available-for-sale securities:
Economic development bonds	$110,426	$2,106	$(5,135)	$107,397

Held-to-maturity securities:
U.S. government agency (1)	224,905	60	—	224,965
	$335,331	$2,166	$(5,135)	$332,362

(1)   Represents U.S. government agency held-to-maturity securities held by WFB and available for utilization only by WFB pursuant to regulatory restrictions.

The carrying value and fair value of securities by contractual maturity at July 2, 2011, were as follows:

	Available-for-Sale		Held-to Maturity
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value

For the six months ending December 31, 2011	$1,146	$1,174	$197,999	$197,997
For the fiscal years ending:
2012	1,902	1,964	—	—
2013	2,116	2,198	—	—
2014	3,435	3,380	—	—
2015	4,079	3,951	—	—
2016 - 2020	27,868	26,665	—	—
2021 and thereafter	67,207	63,514	—	—
	$107,753	$102,846	$197,999	$197,997

At July 2, 2011, and July 3, 2010, none of the securities with a fair value below carrying value were deemed to have other than a temporary impairment.

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

At July 2, 2011:
Series	Expected Maturity Date	Fixed Rate Obligations	Interest Rate	Variable Rate Obligations	Interest Rate	Total Obligations	Interest Rate

2006-III	October 2011	$250,000	5.26%	$250,000	0.36%	$500,000	2.81%
2008-IV	September 2011	122,500	7.29	75,900	4.42	198,400	6.19
2009-I	March 2012	—		425,000	2.19	425,000	2.19
2010-I	January 2015	—		255,000	1.64	255,000	1.64
2010-II	September 2015	127,500	2.29	85,000	0.89	212,500	1.73
2011-II	June 2016	155,000	2.39	100,000	0.79	255,000	1.76

Total secured long-term obligations of the Trust		655,000		1,190,900		1,845,900
Less: current maturities		(372,500)		(750,900)		(1,123,400)
Secured long-term obligations of the Trust, less current maturities		$282,500		$440,000		$722,500

At January 1, 2011:
2006-III	October 2011	$250,000	5.26%	$250,000	0.44%	$500,000	2.85%
2008-IV	September 2011	122,500	7.29	75,900	4.49	198,400	6.22
2009-I	March 2012	—		425,000	2.26	425,000	2.26
2010-I	January 2015	—		255,000	1.71	255,000	1.71
2010-II	September 2015	127,500	2.29	85,000	0.96	212,500	1.76

Total secured long-term obligations of the Trust		500,000		1,090,900		1,590,900
Less: current maturities		(372,500)		(325,900)		(698,400)
Secured long-term obligations of the Trust, less current maturities		$127,500		$765,000		$892,500

At July 3, 2010:
2005-I	October 2010	$140,000	4.97%	$109,500	0.52%	$249,500	3.00%
2006-III	October 2011	250,000	5.26	250,000	0.44	500,000	2.83
2008-I	December 2010	461,500	4.37	38,500	3.81	500,000	4.31
2008-IV	September 2011	122,500	7.29	75,900	4.50	198,400	6.20
2009-I	March 2012	—		425,000	2.26	425,000	2.26
2010-I	January 2015	—		255,000	1.73	255,000	1.73

Total secured long-term obligations of the Trust		974,000		1,153,900		2,127,900
Less: current maturities		(601,500)		(148,000)		(749,500)
Secured long-term obligations of the Trust, less current maturities		$372,500		$1,005,900		$1,378,400

CABELA'S INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands Except Share and Per Share Amounts)
(Unaudited)

The Trust also issues variable funding facilities which are considered secured borrowings backed by credit card loans. On March 29, 2011, WFB entered into a new $300,000 variable funding facility with a financial institution for three years. At July 2, 2011, the Trust had three variable funding facilities with $875,000 in available capacity and no amounts outstanding.  One of the three variable funding facilities is scheduled to mature in September 2011, and two are scheduled to mature in March 2014. Each of these variable funding facilities includes an option to renew. Variable rate note interest is priced at a benchmark rate, London Interbank Offered Rate ("LIBOR"), or commercial paper rate, plus a spread, which ranges from 0.60% to 0.85%.  The variable rate notes provide for a fee ranging from 0.30% to 0.41% on the unused portion of the facilities.  During the six months ended July 2, 2011, and July 3, 2010, the average balance outstanding on these notes was $49,000 and $6,961, respectively, with a weighted average interest rate of 0.84% and 0.22%, respectively.

On June 29, 2011, the Trust sold $300,000 of asset-backed notes, Series 2011-II. This securitization transaction included the issuance of $255,000 of Class A notes and three subordinated classes of notes in the aggregate principal amount of $45,000. WFB retained each of the subordinated classes of notes which were eliminated in the consolidation of our condensed consolidated financial statements. Each class of notes issued in the securitization transaction has an expected life of approximately five years, with a contractual maturity of approximately eight years. The securitization transaction will be used to refinance asset-backed notes issued by the Trust that will mature in 2011 and to fund growth in restricted credit card loans.

WFB has unsecured federal funds purchase agreements with two financial institutions.  The maximum amount that can be borrowed is $85,000. There were no amounts outstanding at July 2, 2011, January 1, 2011, or July 3, 2010.  During the six months ended July 2, 2011, the daily average balance outstanding was $41 with a weighted average rate of 0.75%. There were no borrowings during the six months ended July 3, 2010.

6.    LONG-TERM DEBT AND CAPITAL LEASES

Long-term debt, including revolving credit facilities and capital leases, consisted of the following at the periods ended:

	July 2,	January 1,	July 3,
	2011	2011	2010
Unsecured revolving credit facility of $350,000 expiring June 30, 2012, with interest at 1.11% at July 2, 2011	$115,000	$—	$30,000
Unsecured notes due 2016 with interest at 5.99%	215,000	215,000	215,000
Unsecured senior notes due 2017 with interest at 6.08%	60,000	60,000	60,000
Unsecured senior notes due 2012-2018 with interest at 7.20%	57,000	57,000	57,000
Unsecured revolving credit facility of $15,000 CAD expiring June 30, 2013, with interest at 3.00% at July 2, 2011	8,668	—	8,232
Capital lease obligations payable through 2036	13,038	13,152	13,263
Total debt	468,706	345,152	383,495
Less current portion of debt	(123,390)	(230)	(224)
Long-term debt, less current maturities	$345,316	$344,922	$383,271

The Company has a credit agreement providing for a $350,000 unsecured revolving credit facility through June 2012.  The credit facility may be increased to $450,000 and permits the issuance of up to $200,000 in letters of credit and standby letters of credit, which reduce the overall credit limit available under the credit facility.

During the six months ended July 2, 2011, and July 3, 2010, the average principal balance outstanding on the revolving credit facility was $74,880 and $4,238, respectively, with a weighted average interest rate of 1.20% and 1.50%.  Outstanding letters of credit and standby letters of credit totaled $19,090 at July 2, 2011, and $29,163 at July 3, 2010. The average balance outstanding of total letters of credit during the six months ended July 2, 2011, and July 3, 2010, was $10,715 and $14,378, respectively.

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

In addition, the Company has financing agreements that allow certain boat and all-terrain vehicle merchandise vendors to give the Company extended payment terms.  The vendors are responsible for all interest payments, with certain exceptions, for the financing period and the financing company holds a security interest in the specific inventory held by the Company. Cabela's revolving credit facility limits this security interest to $50,000.  The extended payment terms to the vendor do not exceed one year.  The outstanding liability, included in accounts payable, was $1,065, $537, and $4,351, at July 2, 2011, January 1, 2011, and July 3, 2010, respectively.

At July 2, 2011, the Company was in compliance with all financial covenants under the credit agreements and unsecured notes. As of July 2, 2011, Cabela's was in compliance with its financial covenant requirements under the $350,000 credit agreement with a fixed charge coverage ratio of 4.40 to 1 (minimum requirement is 1.5 to 1), a cash flow leverage ratio of 1.41 to 1 (requirement is no more than 3.0 to 1), and tangible net worth that was $592,207 in excess of the minimum.

7.    IMPAIRMENT AND RESTRUCTURING CHARGES

Impairment and restructuring charges consisted of the following for the periods ended:

	Three Months Ended		Six Months Ended
	July 2,	July 3,	July 2,	July 3,
	2011	2010	2011	2010
Impairment losses on:
Land held for sale	$264	$1,834	$264	$1,834
Restructuring charges for:
Severance and related benefits	691	—	691	—
	$955	$1,834	$955	$1,834

Long-lived assets of the Company are evaluated for possible impairment whenever changes in circumstances may indicate that the carrying value of an asset may not be recoverable. During the three months ended July 2, 2011, and July 3, 2010, the Company evaluated the recoverability of certain property, equipment, land held for sale, and economic development bonds. In accordance with accounting guidance on asset valuations, the Company recognized impairment losses totaling $264 and $1,834 in the three and six months ended July 2, 2011, and July 3, 2010, respectively.  Trends and management projections could change undiscounted cash flows in future periods which could trigger possible future write downs. In the three and six months ended July 2, 2011, the Company incurred charges of $691 for severance and related benefits.  All impairment and restructuring charges were recorded to the Corporate Overhead and Other segment.

CABELA'S INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands Except Share and Per Share Amounts)
(Unaudited)

8.    INCOME TAXES

A reconciliation of the statutory federal tax rate to the effective income tax rate was as follows for the periods presented.

	Three Months Ended		Six Months Ended
	July 2,	July 3,	July 2,	July 3,
	2011	2010	2011	2010

Statutory federal rate	35.0%	35.0%	35.0%	35.0%
State income taxes, net of federal tax benefit	2.3	2.2	2.3	2.2
Rate differential on foreign income	(4.1)	(5.9)	(4.1)	(5.9)
Other nondeductible items	0.4	0.1	0.2	0.2
Change in unrecognized tax benefits	0.8	1.2	0.9	1.4
Other, net	0.2	0.1	(0.1)	0.2
	34.6%	32.7%	34.2%	33.1%

The balance of unrecognized tax benefits totaled $45,985, $43,198, and $3,518 at July 2, 2011, January 1, 2011, and July 3, 2010, respectively. The increases compared to July 3, 2010, were due primarily to our assessment at the end of 2010 of uncertain tax positions reflected in prior year tax returns. During the three months ended July 2, 2011, the Company paid $38,418 as a deposit for federal taxes related to prior period tax positions. The deposit is classified as a current asset within income taxes receivable and deferred income taxes in the condensed consolidated balance sheet.

9.    COMMITMENTS AND CONTINGENCIES

The Company leases various buildings, computer and other equipment, and storage space under operating leases which expire on various dates through January 2037.  Rent expense on these leases as well as other month to month rentals was $2,300 and $4,634 for the three and six months ended July 2, 2011, respectively, and $1,656 and $3,346 for the three and six months ended July 3, 2010, respectively. The following is a schedule of future minimum rental payments under operating leases at July 2, 2011:

For the six months ending December 31, 2011	$3,981
For the fiscal years ending:
2012	9,114
2013	9,501
2014	8,068
2015	7,833
Thereafter	122,271
$160,768

The Company has lease agreements for certain retail store locations.  The Company did not receive any tenant allowances under these leases during the three and six months ended July 2, 2011, and July 3, 2010, and does not expect to receive any tenant allowances under these leases in the remainder of 2011.  Certain leases require the Company to pay contingent rental amounts based on a percentage of sales, in addition to real estate taxes, insurance, maintenance, and other operating expenses associated with the leased premises. These leases have terms which include renewal options ranging from 10 to 70 years.

CABELA'S INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands Except Share and Per Share Amounts)
(Unaudited)

The Company has entered into real estate purchase, construction, and/or economic development agreements for various new retail store site locations.  At July 2, 2011, the Company had total estimated cash commitments of approximately $75,300 outstanding for projected retail store-related expenditures and the purchase of future economic development bonds connected with the development, construction, and completion of new retail stores. This does not include any amounts for contractual obligations associated with retail store locations where the Company is in the process of certain negotiations.

Under various grant programs, state or local governments provide funding for certain costs associated with developing and opening a new retail store. The Company generally receives grant funding in exchange for commitments, such as assurance of agreed employment and wage levels at the retail store or that the retail store will remain open, made by the Company to the state or local government providing the funding. The commitments typically phase out over five to 10 years. If the Company failed to maintain the commitments during the applicable period, the funds received may have to be repaid or other adverse consequences may arise, which could affect the Company's cash flows and profitability.  At July 2, 2011, January 1, 2011, and July 3, 2010, the total amount of grant funding subject to specific contractual remedies was $11,444, $12,625, and $18,949, respectively.

The Company operates an open account document instructions program, which provides for Cabela's-issued letters of credit.  The Company had obligations to pay participating vendors $65,021, $43,749, and $81,405 at July 2, 2011, January 1, 2011, and July 3, 2010, respectively.

WFB enters into financial instruments with off balance sheet risk in the normal course of business through the origination of unsecured credit card loans. Unsecured credit card accounts are commitments to extend credit and totaled $16,360,000, $15,797,000, and $13,046,000 at July 2, 2011, January 1, 2011, and July 3, 2010, respectively. These commitments are in addition to any current outstanding balances of a cardholder. Unsecured credit card loans involve, to varying degrees, elements of credit risk in excess of the amount recognized in the condensed consolidated balance sheets. The principal amounts of these instruments reflect WFB's maximum related exposure. WFB has not experienced and does not anticipate that all customers will exercise the entire available line of credit at any given point in time. WFB has the right to reduce or cancel the available lines of credit at any time.

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

10.    STOCK-BASED COMPENSATION PLANS AND EMPLOYEE BENEFIT PLANS

 Stock-Based Compensation - The Company recognized share-based compensation expense of $3,258 and $6,350 for the three and six months ended July 2, 2011, respectively, and $3,350 and $5,616 and for the three and six months ended July 3, 2010.  Compensation expense related to the Company's share-based payment awards is recognized in selling, distribution, and administrative expenses in the condensed consolidated statements of income. At July 2, 2011, the total unrecognized deferred share-based compensation balance for all equity awards issued, net of expected forfeitures, was $12,594, net of tax, which is expected to be amortized over a weighted average period of 2.1 years.

CABELA'S INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands Except Share and Per Share Amounts)
(Unaudited)

Employee Stock Options - During the six months ended July 2, 2011, there were 229,970 options granted to employees under the Cabela's Incorporated 2004 Stock Plan (the “2004 Plan”) at a weighted average exercise price of $26.74 per share and 18,000 options granted to non-employee directors at a weighted average exercise price of $23.85 per share.  These options have an eight-year term and vest over three years for employees and one year for non-employee directors.  At July 2, 2011, there were 7,661,676 shares subject to awards and 2,674,676 additional shares available for grant under the 2004 Plan.

At July 2, 2011, under Cabela's Incorporated 1997 Stock Option Plan (the “1997 Plan”), there were 156,283 shares subject to options with no shares available for grant. Options issued expire on the fifth or the tenth anniversary of the date of the grant under the 1997 Plan.

During the six months ended July 2, 2011, there were 1,422,043 options exercised.  The aggregate intrinsic value of awards exercised during the six months ended July 2, 2011, was $23,229 compared to $7,246 during the six months ended July 3, 2010.  Based on the Company's closing stock price of $27.77 at July 2, 2011, the total number of in-the-money awards exercisable was 3,736,151.

Nonvested Stock and Stock Unit Awards - During the six months ended July 2, 2011, the Company issued 357,970 units of nonvested stock under the 2004 Plan to employees at a fair value of $26.89 per unit. These nonvested stock units vest evenly over three years on the grant date anniversary based on the passage of time.  On March 2, 2011, the Company also issued 66,000 performance-based restricted stock units under the 2004 Plan to certain executives at a fair value of $26.89 per unit.  These performance-based restricted stock units are subject to a performance criteria vesting condition for fiscal 2011 and will begin vesting in three equal annual installments on March 2, 2012, if the performance criteria is met.

Employee Stock Purchase Plan - The maximum number of shares of common stock available for issuance under the Cabela's Employee Stock Purchase Plan is 1,835,000.  During the six months ended July 2, 2011, there were 50,996 shares issued. At July 2, 2011, there were 799,919 shares authorized and available for issuance.

11.    STOCKHOLDERS' EQUITY AND DIVIDEND RESTRICTIONS

The most significant restrictions on the payment of dividends are contained within the covenants under the Company's revolving credit and unsecured senior notes purchase agreements. Also, Nebraska banking laws govern the amount of dividends that WFB can pay to Cabela's. At July 2, 2011, the Company had unrestricted retained earnings of $131,997 available for dividends. However, the Company has never declared or paid any cash dividends on its common stock, and does not anticipate paying any cash dividends in the foreseeable future.

Effective June 14, 2011, the Company amended its Amended and Restated Certificate of Incorporation eliminating its Class B nonvoting common stock. Shareholders of the Company approved such amendments to eliminate this class of nonvoting common stock at the Company's annual meeting of shareholders held on June 8, 2011.

CABELA'S INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands Except Share and Per Share Amounts)
(Unaudited)

12.    EARNINGS PER SHARE

The following table reconciles the number of shares utilized in the earnings per share calculations for the periods presented.

	Three Months Ended		Six Months Ended
	July 2,	July 3,	July 2,	July 3,
	2011	2010	2011	2010
Weighted average number of shares:
Common shares - basic	69,279,823	67,792,832	69,028,853	67,615,069
Effect of incremental dilutive securities:
Stock options, nonvested stock units, and employee stock purchase plan shares	1,805,175	1,005,189	2,378,705	1,199,928
Common shares - diluted	71,084,998	68,798,021	71,407,558	68,814,997

Stock options outstanding and nonvested stock units issued considered anti-dilutive excluded from calculation	229,470	2,696,756	156,065	2,696,756

13.    SUPPLEMENTAL CASH FLOW INFORMATION

The following table sets forth non-cash financing and investing activities and other cash flow information for the periods presented.

	Six Months Ended
	July 2,	July 3,
	2011	2010
Non-cash financing and investing activities:
Accrued property and equipment additions (1)	$5,267	$10,080
Contribution of land received	—	7,047

Other cash flow information:
Interest paid (2), net of capitalized interest	52,394	86,644
Income taxes, net	40,975	30,031

(1)    Accrued property and equipment additions are recognized in the condensed consolidated statements of cash flows in the period they are paid.
(2)    Includes interest from WFB totaling $35,751 and $46,409.

14.    SEGMENT REPORTING

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

Segment assets are those directly used in or clearly allocable to an operating segment's operations.  For the Retail segment, assets include inventory in the retail stores, land, buildings, fixtures, and leasehold improvements. For the Direct segment, assets include deferred catalog costs and fixed assets. Goodwill totaling $3,664, $3,519, and $3,302 at July 2, 2011, January 1, 2011, and July 3, 2010, respectively, was included in the Retail segment. The change in the carrying value of goodwill between periods is due to foreign currency adjustments. For the Financial Services segment, assets include cash, credit card loans, restricted cash, receivables, fixtures, and other assets. Cash and cash equivalents of WFB were $364,962, $81,904, and $270,999 at July 2, 2011, January 1, 2011, and July 3, 2010, respectively.  Assets for the Corporate Overhead and Other segment include corporate headquarters and facilities, merchandise distribution inventory, shared technology infrastructure and related information systems, corporate cash and cash equivalents, economic development bonds, prepaid expenses, deferred income taxes, and other corporate long-lived assets.  Depreciation, amortization, and property and equipment expenditures are recognized in each respective segment.  Intercompany revenue between segments was eliminated in consolidation.

Financial information by segment is presented in the following tables for the periods presented:

Three Months Ended July 2, 2011:	Retail	Direct	Financial Services	Corporate Overhead and Other	Total

Merchandise sales	$328,811	$159,598	$—	$—	$488,409
Non-merchandise revenue:
Financial Services	—	—	70,277	—	70,277
Other	351	—	—	3,063	3,414
Total revenue	$329,162	$159,598	$70,277	$3,063	$562,100

Operating income (loss)	$53,428	$31,072	$14,271	$(61,462)	$37,309
As a percentage of revenue	16.2%	19.5%	20.3%	N/A	6.6%

Depreciation and amortization	$10,344	$1,611	$243	$5,599	$17,797
Assets	875,079	136,918	3,304,189	711,583	5,027,769

Three Months Ended July 3, 2010:

Revenue from external customers	$293,950	$170,958	$56,604	$4,458	$525,970
Revenue (loss) from internal customers	—	583	(116)	(467)	—
Total revenue	$293,950	$171,541	$56,488	$3,991	$525,970

Operating income (loss)	$41,105	$30,572	$13,112	$(54,120)	$30,669
As a percentage of revenue	14.0%	17.8%	23.2%	N/A	5.8%

Depreciation and amortization	$9,511	$1,087	$294	$6,033	$16,925
Assets	866,836	97,777	2,949,744	589,619	4,503,976

CABELA'S INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands Except Share and Per Share Amounts)
(Unaudited)

Six Months Ended July 2, 2011:	Retail	Direct	Financial Services	Corporate Overhead and Other	Total

Merchandise sales	$630,470	$367,049	$—	$—	$997,519
Non-merchandise revenue:
Financial Services	—	—	142,648	—	142,648
Other	528	—	—	8,116	8,644
Total revenue	$630,998	$367,049	$142,648	$8,116	$1,148,811

Operating income (loss)	$88,316	$67,054	$28,238	$(115,412)	$68,196
As a percentage of revenue	14.0%	—%	19.8%	N/A	—%

Depreciation and amortization	$20,206	$3,120	$502	$11,231	$35,059
Assets	875,079	136,918	3,304,189	711,583	5,027,769

Six Months Ended July 3, 2010:

Revenue from external customers	$565,242	$392,936	$116,703	$10,699	$1,085,580
Revenue (loss) from internal customers	—	1,349	(231)	(1,118)	—
Total revenue	$565,242	$394,285	$116,472	$9,581	$1,085,580

Operating income (loss)	$59,047	$60,842	$26,059	$(99,340)	$46,608
As a percentage of revenue	10.4%	15.4%	22.4%	N/A	4.3%

Depreciation and amortization	$20,037	$2,347	$578	$11,750	$34,712
Assets	866,836	97,777	2,949,744	589,619	4,503,976

The components and amounts of total revenue for the Financial Services business segment were as follows for the periods presented.

	Three Months Ended		Six Months Ended
	July 2,	July 3,	July 2,	July 3,
	2011	2010	2011	2010
Interest and fee income	$65,598	$66,625	$134,000	$138,111
Interest expense	(18,567)	(21,617)	(35,860)	(43,097)
Provision for loan losses	(8,809)	(16,609)	(16,483)	(31,756)
Net interest income, net of provision for loan losses	38,222	28,399	81,657	63,258
Non-interest income:
Interchange income	66,230	56,918	124,903	107,450
Other non-interest income	3,256	3,024	6,303	5,817
Total non-interest income	69,486	59,942	131,206	113,267
Less: Customer rewards costs	(37,431)	(31,853)	(70,215)	(60,053)
Financial Services revenue	$70,277	$56,488	$142,648	$116,472

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

The following chart sets forth the percentage of the Company's merchandise revenue contributed by each of the five product categories for our Retail and Direct businesses and in total for the three and six months ended July 2, 2011, and July 3, 2010.

Three Months Ended:	Retail		Direct		Total
	July 2,	July 3,	July 2,	July 3,	July 2,	July 3,
Product Category	2011	2010	2011	2010	2011	2010

Hunting Equipment	39.0%	37.5%	29.0%	31.9%	35.9%	35.6%
Clothing and Footwear	18.7	18.5	26.3	23.4	21.0	20.1
Fishing and Marine	24.6	24.5	22.1	22.1	23.8	23.7
Camping	9.2	9.6	14.2	14.6	10.8	11.3
Gifts and Furnishings	8.5	9.9	8.4	8.0	8.5	9.3
Total	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

Six Months Ended:	Retail		Direct		Total
	July 2,	July 3,	July 2,	July 3,	July 2,	July 3,
Product Category	2011	2010	2011	2010	2011	2010

Hunting Equipment	43.6%	41.6%	31.6%	34.4%	39.4%	38.9%
Clothing and Footwear	19.6	18.9	29.0	26.3	22.9	21.7
Fishing and Marine	20.4	21.1	18.4	18.8	19.7	20.2
Camping	8.1	8.4	12.5	12.6	9.6	10.0
Gifts and Furnishings	8.3	10.0	8.5	7.9	8.4	9.2
Total	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

15.    FAIR VALUE MEASUREMENTS

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

Level 3 is comprised of financial instruments whose fair value is estimated based on internally developed models or methodologies utilizing significant inputs that are primarily unobservable from objective sources. In determining the appropriate hierarchy levels, the Company performed an analysis of the assets and liabilities that are subject to fair value measurements and determined that at July 2, 2011, all applicable financial instruments carried on our condensed consolidated balance sheets were classified as Level 3. For the six months ended July 2, 2011, and July 3, 2010, there were no transfers in or out of Levels 1, 2, or 3.

CABELA'S INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands Except Share and Per Share Amounts)
(Unaudited)

The Company's recurring financial instruments classified as Level 3 for valuation purposes consisted of economic development bonds totaling $102,846, $104,231, and $107,397 at July 2, 2011, January 1, 2011, and July 3, 2010, respectively.

The table below presents changes in fair value of the economic development bonds measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the periods presented:

	Three Months Ended		Six Months Ended
	July 2,	July 3,	July 2,	July 3,
	2011	2010	2011	2010

Balance, beginning of period	$103,063	$111,356	$104,231	$108,491
Total gains or losses:
Included in earnings - realized	13	—	13	—
Included in accumulated other comprehensive income - unrealized	157	(3,582)	(500)	295
Purchases, issuances, and settlements:
Purchases	601	—	601	—
Issuances	—	—	—	—
Settlements	(988)	(377)	(1,499)	(1,389)
	(387)	(377)	(898)	(1,389)
Balance, end of period	$102,846	$107,397	$102,846	$107,397

 Fair values of the Company's economic development bonds were estimated using discounted cash flow projection estimates based on available market interest rates and the estimated amounts and timing of expected future payments to be received from municipalities under tax development zones. These fair values do not reflect any premium or discount that could result from offering these bonds for sale or through early redemption, or any related income tax impact. Declines in the fair value of available-for-sale economic development bonds below cost that are deemed to be other than temporary are reflected in earnings. At July 2, 2011, and July 3, 2010, none of the bonds with a fair value below carrying value were deemed to have other than a temporary impairment.

The Company evaluates the recoverability of property and equipment, land held for sale, and goodwill and intangibles on an annual basis or more frequently if indicators of impairment exist using significant unobservable inputs. During the three months ended July 2, 2011, and July 3, 2010, the Company evaluated the recoverability of certain property and land held for sale and recognized impairment losses totaling $264 and $1,834, respectively.  For the three months ended July 2, 2011, the Company recognized a write-down of $87 relating to certain property and an impairment charge of $177 as land held for sale with a total carrying amount of $1,432 was written down to its fair value of $1,255. For the three months ended July 3, 2010, the Company recognized an impairment charge of $1,834 as land held for sale with a total carrying amount of $9,054 was written down to its fair value of $7,220. Trends and management projections could change undiscounted cash flows in future periods which could trigger possible future write downs.

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

The following table provides the estimated fair values of financial instruments not carried at fair value at the periods ended:

	July 2, 2011		January 1, 2011		July 3, 2010
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial Assets:
Credit card loans, net	$2,627,191	$2,627,191	$2,709,312	$2,709,312	$2,329,491	$2,329,491
Held-to-maturity investment securities	197,999	197,997	—	—	224,905	224,965

Financial Liabilities:
Time deposits	1,027,622	1,066,192	512,751	545,461	497,049	524,239
Secured long-term obligations of the Trust	1,845,900	1,814,044	1,590,900	1,577,779	2,127,900	2,141,823
Long-term debt	468,706	466,405	345,152	340,939	383,495	379,187

16.    ACCOUNTING PRONOUNCEMENTS

In January 2010, the Financial Accounting Standards Board ("FASB") issued ASU No. 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements. ASU 2010-06 revises two disclosure requirements concerning fair value measurements and clarifies two others. This statement requires separate presentation of significant transfers into and out of Levels 1 and 2 of the fair value hierarchy and disclosure of the reasons for such transfers. It also requires the presentation of purchases, sales, issuances, and settlements within Level 3 on a gross basis rather than a net basis. The amendments also clarify that disclosures should be disaggregated by class of asset or liability and that disclosures about inputs and valuation techniques should be provided for both recurring and non-recurring fair value measurements. The new disclosures about fair value measurements were effective for 2010 for the Company, and the requirement concerning gross presentation of Level 3 activity was effective for the first quarter of 2011. The adoption of this statement had no effect on our financial position or results of operations.

In July 2010, the FASB issued ASU No. 2010-20, Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses. ASU No. 2010-20 enhances the existing disclosure requirements providing more transparency of the allowance for loan losses and credit quality of financing receivables. The disclosures that relate to information as of the end of a reporting period were effective for 2010 for the Company. The new disclosures that relate to activity occurring during the reporting period were effective for the first quarter of 2011 and are presented in Note 3.

CABELA'S INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands Except Share and Per Share Amounts)
(Unaudited)

Effective April 5, 2011, the FASB issued ASU No. 2011-02, A Creditor's Determination of Whether Restructuring is a Troubled Debt Restructuring, which clarifies when a loan modification or restructuring is considered a troubled debt restructuring. This guidance clarifies what constitutes a concession and whether the debtor is experiencing financial difficulties, even if not currently in default. The amendments in ASU 2011-02 are effective for the first or annual period beginning on or after June 15, 2011, or for the third quarter of fiscal 2011 for the Company, and should be applied retrospectively to modifications occurring on or after the beginning of the annual period of adoption. Early adoption is permitted. An entity should disclose the total amount of receivables and the allowance for credit losses as of the end of the period of adoption related to those receivables that are newly considered impaired. We are evaluating the provisions of this ASU but do not believe that its adoption will have a material impact on our financial position or results of operations.
Effective June 16, 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220), requiring entities to report components of other comprehensive income in either a single continuous statement or in two separate but consecutive statements of net income and other comprehensive income. ASU 2011-05 is effective for financial statements issued by the Company after January 1, 2012. We intend to provide the required financial reporting presentation upon the effective date.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

This report contains “forward-looking statements” that are based on our beliefs, assumptions, and expectations of future events, taking into account the information currently available to us.  All statements other than statements of current or historical fact contained in this report are forward-looking statements within the meaning of the Private Securities Litigation Reform Act.  The words “believe,” “may,” “should,” “anticipate,” “estimate,” “expect,” “intend,” “objective,” “seek,” “plan,” and similar statements are intended to identify forward-looking statements.  Forward-looking statements involve risks and uncertainties that may cause our actual results, performance, or financial condition to differ materially from the expectations of future results, performance, or financial condition we express or imply in any forward-looking statements.  These risks and uncertainties include, but are not limited to:

•	the level of discretionary consumer spending;

•	the state of the economy, including increases in unemployment levels and bankruptcy filings;

•	changes in the capital and credit markets or the availability of capital and credit;

•	our ability to comply with the financial covenants in our credit agreements;

•	changes in consumer preferences and demographic trends;

•	our ability to successfully execute our multi-channel strategy;

•	the ability to negotiate favorable purchase, lease, and/or economic development arrangements for new retail store locations;

•	expansion into new markets and market saturation due to new retail store openings;

•	the rate of growth of general and administrative expenses associated with building a strengthened corporate infrastructure to support our growth initiatives;

•	increasing competition in the outdoor segment of the sporting goods industry;

•	the cost of our products, including increases in fuel prices;

•	political or financial instability in countries where the goods we sell are manufactured;

•	increases in postage rates or paper and printing costs;

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

•
other risks, relevant factors, and uncertainties identified in our filings with the SEC (including the information set forth in the "Risk Factors" section of our Annual Report on Form 10-K for the fiscal year ended January 1, 2011, and in Part II, Item 1A, of our Quarterly Report on Form 10-Q for the fiscal quarter ended April 2, 2011), which filings are available at the SEC's website at www.sec.gov.

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

Critical Accounting Policies and Use of Estimates

Our critical accounting policies and use of estimates utilized in the preparation of the condensed consolidated financial statements as of July 2, 2011, remain unchanged from January 1, 2011.

Cabela's®

We are a leading specialty retailer, and the world's largest direct marketer, of hunting, fishing, camping, and related outdoor merchandise.  We provide a quality service to our customers who enjoy an outdoor lifestyle by supplying outdoor products through our multi-channel retail business consisting of our Retail and Direct business segments. Our Retail business segment consists of 33 stores, including new stores that opened on April 14, 2011, in Allen, Texas, and on May 5, 2011, in Springfield, Oregon. We have 32 stores located in the United States and one in Canada.  Our Direct business segment is comprised of our highly acclaimed Internet website which is supplemented by our catalog distributions as a selling and marketing tool.

Our Financial Services business segment also plays an integral role in supporting our merchandising business.  Our Financial Services business segment is comprised of our credit card services which reinforces our strong brand and strengthens our customer loyalty through our credit card loyalty programs.

Executive Overview

	Three Months Ended
	July 2, 2011	July 3, 2010	Increase (Decrease)	% Change
	(Dollars in Thousands Except Earnings Per Diluted Share)
Revenue:
Retail	$329,162	$293,950	$35,212	12.0%
Direct	159,598	171,541	(11,943)	(7.0)
Total	488,760	465,491	23,269	5.0
Financial Services	70,277	56,488	13,789	24.4
Other revenue	3,063	3,991	(928)	(23.3)
Total revenue	$562,100	$525,970	$36,130	6.9

Operating income	$37,309	$30,669	$6,640	21.7

Earnings per diluted share	$0.31	$0.26	$0.05	19.2

	Six Months Ended
	July 2, 2011	July 3, 2010	Increase (Decrease)	% Change
	(Dollars in Thousands Except Earnings Per Diluted Share)
Revenue:
Retail	$630,998	$565,242	$65,756	11.6%
Direct	367,049	394,285	(27,236)	(6.9)
Total	998,047	959,527	38,520	4.0
Financial Services	142,648	116,472	26,176	22.5
Other revenue	8,116	9,581	(1,465)	(15.3)
Total revenue	$1,148,811	$1,085,580	$63,231	5.8

Operating income	$68,196	$46,608	$21,588	46.3

Earnings per diluted share	$0.55	$0.38	$0.17	44.7

Revenues in the three months ended July 2, 2011, totaled $562 million, an increase of $36 million, or 6.9%, over the three months ended July 3, 2010.  Revenue in our merchandising business increased $23 million comparing the respective periods. The net increase in total merchandise sales comparing the three months ended July 2, 2011, to the three months ended July 3, 2010, was due to an increase of $20 million in revenue from new retail stores comparing the respective periods, and an increase of $13 million, or 4.4%, in comparable store sales. These increases were partially offset by a decrease of $12 million in Direct revenue, which included $4 million of revenue in the three months ended July 3, 2010, from our non-core home restoration products business that we divested in October 2010. Our decrease in Direct revenue comparing the three month periods was a result of ammunition and shooting categories returning to more normalized levels.

Revenues in the six months ended July 2, 2011, totaled $1.1 billion, an increase of $63 million, or 5.8%, over the six months ended July 3, 2010.  Revenue in our merchandising business increased $39 million comparing the respective periods. The net increase in total merchandise sales comparing the six months ended July 2, 2011, to the six months ended July 3, 2010, was due to an increase of $36 million, or 6.6%, in comparable store sales, and to an increase of $25 million in revenue from new retail stores. These increases were partially offset by a decrease of $27 million in Direct revenue, which included $9 million of revenue in the six months ended July 3, 2010, from our non-core home restoration products business that we divested in October 2010. Our decrease in Direct revenue comparing the six month periods was primarily a result of ammunition and shooting categories returning to more normalized levels.

Financial Services revenue increased $14 million, or 24.4%, in the three months ended July 2, 2011, compared to the three months ended July 3, 2010, and $26 million, or 22.5%, in the six months ended July 2, 2011, compared to the six months ended July 3, 2010, primarily due to an increase in interchange income, lower loan losses and interest expense, and growth in the number of active accounts and average balance per account, partially offset by higher customer reward costs, and a decrease in interest and fee income.

Operating income increased $7 million, or 21.7%, in the three months ended July 2, 2011, compared to the three months ended July 3, 2010, and operating income as a percentage of revenue increased 80 basis points over the same period. These increases in total operating income and total operating income as a percentage of total revenue in the three months ended July 2, 2011, compared to the three months ended July 3, 2010, were primarily due to increases in revenue from our Retail and Financial Services segments as well as an increase in our merchandise gross profit. These increases were partially offset by lower revenue from our Direct business segment. Selling, distribution, and administrative expenses increased due to increases in comparable and new store costs, pre-opening costs, and costs related to supporting our customer relationship management system.

Operating income increased $22 million, or 46.3%, in the six months ended July 2, 2011, compared to the six months ended July 3, 2010, and operating income as a percentage of revenue increased 160 basis points over the same period. These increases in total operating income and total operating income as a percentage of total revenue in the six months ended July 2, 2011, compared to the six months ended July 3, 2010, were primarily due to increases in revenue from our Retail and Financial Services segments as well as an increase in our merchandise gross profit. These improvements were partially offset by lower revenue from our Direct business segment. Selling, distribution, and administrative expenses increased in the six months ended July 2, 2011, compared to the six months ended July 3, 2010, due to increases in comparable and new store costs, pre-opening costs, and costs related to supporting our customer relationship management system. These increases were partially offset by a charge of $18 million that we had accrued for in the first quarter of 2010 related to the 2009 Federal Deposit Insurance Corporation ("FDIC") examination. On March 3, 2011, we settled all matters related to the FDIC's findings associated with its 2009 compliance examination.

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

 In the first half of 2011, management continues to emphasize our key financial metrics: merchandise gross margin, Retail segment operating margin, total revenue growth, retail expansion, and growth of our Cabela's CLUB Visa loyalty program. Improvements in these metrics have led to an increase in our return on invested capital, an important measure that we use to monitor our efficient and effective use of capital. Our return on invested capital measures how effectively we have deployed capital in our operations in generating cash flows. Increases in our return on invested capital, on an after-tax basis, indicate improvements in our use of capital, thereby creating value in our Company.

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

We have improved our retail store merchandising processes, management information systems, and distribution and logistics capabilities.  We have also improved our visual merchandising within the stores and coordinated merchandise at our stores by adding more regional product assortments. To enhance customer service at our retail stores, we have increased our staff of outfitters and have continued our management training and mentoring programs that we implemented in 2010. In addition, our Retail segment benefited from the improvements in the operations of the Financial Services segment, as the marketing fee paid by the Financial Services segment increased $8 million and $23 million, respectively, in the three and six months ended July 2, 2011, compared to the three and six months ended July 3, 2010. In addition to these improvements, comparing the three and six months ended July 2, 2011, to the three and six months ended July 3, 2010:

•	comparable store sales increased 4.4% and 6.6%, respectively;

•	operating income increased $12 million and $29 million, respectively; and

•	operating income as a percentage of Retail business segment revenue increased 220 basis points to 16.2% and 360 basis points to 14.0%, respectively.

•	Improve Merchandise Performance: Improve margins and minimize unproductive inventory by focusing on vendors, assortment planning, and inventory management.

We continue concentrating our efforts in detailed pre-season planning, in-season monitoring of sales, and management of inventory to focus product assortment on our core customer base.  We also continue working with vendors to negotiate the best prices on products and to manage inventory levels, as well as to ensure vendors deliver all products and services as expected. Our merchandise gross profit as a percentage of merchandise revenue increased 80 basis points to 36.7% in the three months ended July 2, 2011, compared to the three months ended July 3, 2010, and 20 basis points to 34.8% in the six months ended July 2, 2011, compared to the six months ended July 3, 2010. This percentage increase comparing the respective periods was negatively affected by increases in Retail sales of firearms, ammunition, and related products, which have lower margins.

•
Retail Expansion: Our goal is to increase our retail presence across the United States and Canada by developing a profitable retail expansion strategy that takes into consideration not only site location, but also the strategic size for each store in its given market.

We incorporated our next generation store format into our new stores that opened on April 14, 2011, in Allen, Texas, and on May 5, 2011, in Springfield, Oregon. In August 2011, we expect to open a next generation store in Edmonton, Alberta, Canada. We also announced plans to open next generation stores in 2012 in Wichita, Kansas; Tulalip, Washington; Rogers, Arkansas; Charleston, West Virginia; and Saskatoon, Saskatchewan, Canada.

•
Direct Channel Initiatives: Grow our Direct business by capitalizing on quick-to-market Internet and electronic marketing opportunities and expanding international business. Our goal is to continue to fine tune our catalogs, as well as the number of pages and product mix in each, in order to improve the profitability of each title. We want to create steady, profitable growth in our Direct channels, while reducing marketing expenses and significantly increasing the percentage of market share we capture through the Internet.

We expanded our mobile and social marketing initiatives by recently launching new mobile technology enhancements that include a fully-integrated mobile site that displays our entire inventory assortment, which will improve the portable shopping experience. In addition, we have launched a Facebook shopping outlet to support our growing customer fan base, which is now over 1.2 million fans.

Our Direct revenue decreased $12 million, or 7.0%, in the three months ended July 2, 2011, compared to the three months ended July 3, 2010, and $27 million, or 6.9%, in the six months ended July 2, 2011, compared to the six months ended July 3, 2010. Direct revenue in the three and six months ended July 3, 2010, included $4 million and $9 million, respectively, of revenue from our non-core home restoration products business that we divested in October 2010. For comparative purposes, Direct revenue in the three and six months ended July 2, 2011, compared to the three and six months ended July 3, 2010, adjusted for the effect of this divestiture, would have resulted in decreases of 4.6% and 4.8%, respectively. Direct revenue, comparing the three and six months ended July 2, 2011, to the three and six months ended July 3, 2010, was negatively affected by expected declines in ammunition and shooting products as this portion of the hunting equipment category returns to more historical levels.

Operating income for our Direct business segment was flat at $31 million in both the three months ended July 2, 2011, and July 3, 2010.  Operating income as a percentage of our Direct business segment revenue increased to 19.5% in the three months ended July 2, 2011, up 170 basis points compared to the three months ended July 3, 2010, in part due to an increase of $3 million in the marketing fee received from the Financial Services segment. For the six months ended July 2, 2011, operating income increased to $67 million, up $6 million compared to the six months ended July 3, 2010. Also, operating income as a percentage of Direct business segment revenue increased to 18.3% in the six months ended July 2, 2011, up 290 basis points compared to the six months ended July 3, 2010, due to an increase of $15 million in the marketing fee received from the Financial Services segment.

Decreases in Direct revenue were partially mitigated by managed reductions in direct marketing expenses, which decreased $1 million and $2 million, respectively, in the three and six months ended July 2, 2011, compared to the three and six months ended July 3, 2010.   As a result of our focus on smaller, more specialized catalogs, we reduced the number of catalog pages mailed, but increased total circulation, leading to continued reductions in direct marketing expenses.

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

WFB continues to manage credit card delinquencies and charge-offs below industry average by adhering to our conservative underwriting criteria and active account management.  We added new credit cardholders as the number of average active accounts increased 7.0% to 1.4 million in the six months ended July 2, 2011, compared to the six months ended July 3, 2010. Financial Services revenue increased $14 million (up 24.4%) and $26 million (up 22.5%), respectively, in the three and six months ended July 2, 2011, compared to the three and six months ended July 3, 2010, primarily due to an increase in interchange income, lower loan losses and interest expense, and growth in the number of active accounts and average balance per account, partially offset by higher customer reward costs and a decrease in interest and fee income as a result of the Credit Card Accountability Responsibility and Disclosure Act of 2009 (the "CARD Act").

Current Business Environment

Worldwide Credit Markets and Macroeconomic Environment - We believe that improvement in the United States economic environment has led to a lower level of delinquencies and to a decrease in charge-offs comparing the six months ended July 2, 2011, to the six months ended July 3, 2010. We expect our charge-off and delinquency levels to remain below industry standards. Our Financial Services business continues to monitor developments in the securitization and certificates of deposit markets to ensure adequate access to liquidity.

Developments in Legislation and Regulation – The Reform Act was signed into law in July 2010 and has made extensive changes to the laws regulating financial services firms and credit rating agencies requiring significant rule-making. In addition, the Reform Act along with the CARD Act mandated multiple studies which could result in additional legislative or regulatory action. The impact to WFB of the Reform Act and other legislative or regulatory actions as a result of the studies is unknown. WFB is currently reviewing the impact the Reform Act will have on its business.

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
Operations Review

 The three months ended July 2, 2011, and July 3, 2010, each consisted of 13 weeks, and the six months ended July 2, 2011, and July 3, 2010, each consisted of 26 weeks. Our operating results expressed as a percentage of revenue were as follows for the periods presented.

	Three Months Ended		Six Months Ended
	July 2,	July 3,	July 2,	July 3,
	2011	2010	2011	2010

Revenue	100.00%	100.00%	100.00%	100.00%
Cost of revenue	55.01	56.97	56.62	57.95
Gross profit (exclusive of depreciation and amortization)	44.99	43.03	43.38	42.05
Selling, distribution, and administrative expenses	38.18	36.85	37.36	37.59
Impairment and restructuring charges	0.17	0.35	0.08	0.17
Operating income	6.64	5.83	5.94	4.29
Other income (expense):
Interest expense, net	(1.09)	(1.07)	(1.06)	(1.02)
Other income, net	0.35	0.34	0.35	0.32
Total other income (expense), net	(0.74)	(0.73)	(0.71)	(0.70)
Income before provision for income taxes	5.90	5.10	5.23	3.59
Provision for income taxes	2.04	1.67	1.79	1.19
Net income	3.86%	3.43%	3.44%	2.40%

Results of Operations - Three Months Ended July 2, 2011, Compared to July 3, 2010

Revenues

	Three Months Ended
	July 2,		July 3,		Increase	%
	2011	%	2010	%	(Decrease)	Change
	(Dollars in Thousands)

Retail	$329,162	58.6%	$293,950	55.9%	$35,212	12.0%
Direct	159,598	28.4	171,541	32.6	(11,943)	(7.0)
Financial Services	70,277	12.5	56,488	10.7	13,789	24.4
Other	3,063	0.5	3,991	0.8	(928)	(23.3)
	$562,100	100.0%	$525,970	100.0%	$36,130	6.9%

Retail revenue includes sales realized and services performed at our retail stores, sales from orders placed through our retail store Internet kiosks, and sales from customers utilizing our in-store pick-up program.  Direct revenue includes catalog (call center) and Internet sales from orders placed over the phone, by mail, and through our website where the merchandise is shipped to non-retail store locations.  Financial Services revenue is comprised of interest and fee income, interchange income, other non-interest income, interest expense, provision for loan losses, and customer rewards costs from our credit card operations.  Other revenue sources include amounts received from our outfitter services, real estate rental income, fees earned through our travel business, and other complementary business services.

Product Sales Mix - The following chart sets forth the percentage of our merchandise revenue contributed by each of the five product categories for our Retail and Direct businesses and in total for the three months ended July 2, 2011, and July 3, 2010.

	Retail		Direct		Total
	July 2,	July 3,	July 2,	July 3,	July 2,	July 3,
Product Category	2011	2010	2011	2010	2011	2010

Hunting Equipment	39.0%	37.5%	29.0%	31.9%	35.9%	35.6%
Clothing and Footwear	18.7	18.5	26.3	23.4	21.0	20.1
Fishing and Marine	24.6	24.5	22.1	22.1	23.8	23.7
Camping	9.2	9.6	14.2	14.6	10.8	11.3
Gifts and Furnishings	8.5	9.9	8.4	8.0	8.5	9.3
Total	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

Retail Revenue - Retail revenue increased $35 million, or 12.0%, in the three months ended July 2, 2011, compared to the three months ended July 3, 2010, primarily due to an increase of $20 million in revenue from new retail stores comparing the respective periods, and an increase in comparable store sales of $13 million, led by increases in the hunting equipment, fishing and marine, and clothing and footwear categories.

	Three Months Ended
	July 2,	July 3,	Increase	%
	2011	2010	(Decrease)	Change
	(Dollars in Thousands)

Comparable stores sales	$298,704	$286,146	$12,558	4.4%

Direct Revenue - Direct revenue decreased $12 million, or 7.0%, in the three months ended July 2, 2011, compared to the three months ended July 3, 2010, primarily due to a decrease in revenue originated from our call centers, partially offset by an increase in Internet sales. We divested our non-core home restoration products business in October 2010. For comparative purposes, Direct revenue in the three months ended July 2, 2011, compared to the three months ended July 3, 2010, adjusted for the effect of this divestiture, would have resulted in a decrease of $8 million, or 4.6%. Comparing the three months ended July 2, 2011, to the three months ended July 3, 2010, Direct revenue was also negatively affected by expected declines in ammunition and shooting products as this portion of the hunting equipment category returns to more historical levels. Our hunting equipment, clothing and footwear, and fishing and marine categories were the largest dollar volume contributors to our Direct revenue for the three months ended July 2, 2011.

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

Decreases in Direct revenue were partially mitigated by managed reductions in direct marketing costs (catalog and Internet related marketing costs), which decreased $1 million in the three months ended July 2, 2011, compared to the three months ended July 3, 2010.   As a result of our focus on smaller, more specialized catalogs, we reduced the number of catalog pages mailed, but increased total circulation, leading to continued reductions in direct marketing expenses.

Financial Services Revenue -  The following table sets forth the components of our Financial Services revenue for the three months ended:

	July 2,	July 3,	Increase	%
	2011	2010	(Decrease)	Change
	(Dollars in Thousands)

Interest and fee income	$65,598	$66,625	$(1,027)	(1.5)%
Interest expense	(18,567)	(21,617)	3,050	14.1
Provision for loan losses	(8,809)	(16,609)	7,800	47.0
Net interest income, net of provision for loan losses	38,222	28,399	9,823	34.6
Non-interest income:
Interchange income	66,230	56,918	9,312	16.4
Other non-interest income	3,256	3,024	232	7.7
Total non-interest income	69,486	59,942	9,544	15.9
Less: Customer rewards costs	(37,431)	(31,853)	(5,578)	(17.5)
Financial Services revenue	$70,277	$56,488	$13,789	24.4

The following table sets forth the components of our Financial Services revenue as a percentage of average total credit card loans, including any accrued interest and fees, for the three months ended:

	July 2,	July 3,
	2011	2010

Interest and fee income	9.9%	11.1%
Interest expense	(2.8)	(3.6)
Provision for loan losses	(1.3)	(2.7)
Interchange income	9.9	9.4
Other non-interest income	0.5	0.5
Customer rewards costs	(5.6)	(5.3)
Financial Services revenue	10.6%	9.4%

Financial Services revenue increased $14 million, or 24.4%, for the three months ended July 2, 2011, compared to the three months ended July 3, 2010. The decrease in interest and fee income of $1 million was due to a decrease in fees and interest charged as a result of the CARD Act, partially offset by an increase in credit card loans and a reduction in charge-offs of cardholder fees and interest. Interest expense decreased $3 million due to decreases in interest rates. The provision for loan losses decreased $8 million due to favorable charge-off trends and an improved outlook on the quality of our credit card portfolio as of July 2, 2011, compared to July 3, 2010, evidenced by lower delinquencies and delinquency roll-rates comparing the respective periods. The increase in interchange income of $9 million was due to an increase in credit card purchases, partially offset by a lower interchange rate.  Customer rewards costs increased $6 million due to the increase in purchases.

Key statistics reflecting the performance of our Financial Services business are shown in the following chart for the three months ended:

	July 2,	July 3,	Increase	%
	2011	2010	(Decrease)	Change
	(Dollars in Thousands Except Average Balance per Account )

Average balance of credit card loans (1)	$2,657,501	$2,413,975	$243,526	10.1%
Average number of active credit card accounts	1,382,428	1,286,901	95,527	7.4

Average balance per active credit card account (1)	$1,922	$1,876	$46	2.5

Net charge-offs on credit card loans (1)	$15,552	$28,856	$(13,304)	(46.1)
Net charge-offs as a percentage of average credit card loans (1)	2.34%	4.78%	(2.44)%
(1) Includes accrued interest and fees

The average balance of credit card loans increased to $2.7 billion, or 10.1%, for the three months ended July 2, 2011, compared to the three months ended July 3, 2010, due to an increase in the number of active accounts and the average balance per account.  The average number of active accounts increased to 1.4 million, or 7.4% compared to the three months ended July 3, 2010, due to our marketing efforts.  Net charge-offs as a percentage of average credit card loans decreased to 2.34% for the three months ended July 2, 2011, down 244 basis points compared to the three months ended July 3, 2010, due to improvements in delinquencies and delinquency roll-rates.  See “Bank Asset Quality” in this report for additional information on trends in delinquencies and non-accrual loans and analysis of our allowance for loan losses.

Other Revenue

Other revenue totaled $3 million in the three months ended July 2, 2011, compared to $4 million in the three months ended July 3, 2010.

Gross Profit

Gross profit is defined as total revenue less the costs of related merchandise sold and shipping costs.  Comparisons of gross profit and gross profit as a percentage of revenue for our operations, year over year, and to the retail industry in general, are impacted by:

•	shifts in customer preferences;

•	retail store, distribution, and warehousing costs, which we exclude from our cost of revenue;

•	royalty fees we include in merchandise sales for which there are no costs of revenue;

•	Financial Services revenue we include in revenue for which there are no costs of revenue;

•	real estate land sales we include in revenue for which costs vary by transaction;

•	customer service related revenue we include in revenue for which there are no costs of revenue; and

•	customer shipping charges in revenue, which are slightly higher than shipping costs in costs of revenue because of our practice of pricing shipping charges to match costs.

Accordingly, comparisons and analysis of our gross profit on merchandising revenue are presented below:

	Three Months Ended
	July 2,	July 3,	Increase	%
	2011	2010	(Decrease)	Change
	(Dollars in Thousands)

Merchandise sales	$488,409	$465,491	$22,918	4.9%
Merchandise gross profit	179,176	167,101	12,075	7.2
Merchandise gross profit as a percentage of merchandise sales	36.7%	35.9%	0.8%

Merchandise Gross Profit - Our merchandise gross profit increased $12 million, or 7.2%, to $179 million in the three months ended July 2, 2011, compared to the three months ended July 3, 2010. The increase in our merchandise gross profit was due to better inventory management, which reduced the need to mark down product, continued improvements in vendor collaboration, and advancements in price optimization.

Our merchandise gross profit as a percentage of merchandise sales increased 80 basis points in the three months ended July 2, 2011, compared to the three months ended July 3, 2010, due to continued improvements in pre-season and in-season inventory management and vendor collaboration.

Selling, Distribution, and Administrative Expenses

	Three Months Ended
	July 2,	July 3,	Increase	%
	2011	2010	(Decrease)	Change
	(Dollars in Thousands)

Selling, distribution, and administrative expenses	$214,600	$193,818	$20,782	10.7%
SD&A expenses as a percentage of total revenue	38.2%	36.8%	1.4%
Retail store pre-opening costs	$3,692	$1,583	$2,109	133.2

Selling, distribution, and administrative expenses include all operating expenses related to our retail stores, Internet website, distribution centers, product procurement, and overhead costs, including: advertising and marketing, catalog costs, employee compensation and benefits, occupancy costs, information systems processing, and depreciation and amortization.

Selling, distribution, and administrative expenses increased $21 million in the three months ended July 2, 2011, compared to the three months ended July 3, 2010. The most significant factors contributing to the changes in selling, distribution, and administrative expenses in the three months ended July 2, 2011, compared to the three months ended July 3, 2010, included:

•
an increase of $11 million in employee compensation and benefits due primarily to increases in staff for new retail stores, comparable retail stores, merchandising and distribution centers, and general corporate overhead support;

•	an increase of $5 million in costs primarily related to the operations and maintenance of our new and existing retail stores as well as corporate offices;

•	an increase of $2 million in bad debt expense;

•	an increase of $2 million in advertising and promotions related to new store openings and an increase in account origination costs in our Financial Services segment; and

•	an increase of $1 million in professional fees.

Significant changes in selling, distribution, and administrative expenses related to specific business segments included the following:

Retail Business Segment:

•	An increase in marketing fees of $8 million received from the Financial Services segment.

•	An increase of $8 million in employee compensation and benefits due primarily to increases in staff for our comparable retail stores and merchandising teams.

•	An increase of $2 million in new store pre-opening costs.

•	An increase of $1 million in depreciation expense.

•	A decrease of $1 million in equipment and software expenses.

Direct Business Segment:

•	An increase in marketing fees of $3 million received from the Financial Services segment.

•	An increase of $2 million in bad debt expense from estimated losses of customer receivables.

•	An increase of $1 million in depreciation expense relating to information technology system changes in support of our customer relationship management system.

•	A decrease of $1 million in direct marketing costs primarily due to a managed reduction in catalog page count.

•	A decrease of $1 million in employee compensation and benefits.

Financial Services:

•	An increase of $11 million in the marketing fee paid by the Financial Services segment to the Retail segment ($8 million) and the Direct business segment ($3 million).

•	An increase of $1 million in employee compensation and benefits principally for positions added to support our Financial Services growth.

•	An increase of $1 million in advertising and promotions expense due to an increase in account origination costs.

Corporate Overhead, Distribution Centers, and Other:

•	An increase of $4 million in employee compensation and benefits in general corporate and the distribution centers.

•	An increase of $1 million in contract labor expense due primarily to costs relating to information technology system changes in support of our customer relationship management system.

•	An increase of $2 million in costs primarily related to the operations and maintenance of our corporate offices.

Impairment and Restructuring Charges

Impairment and restructuring charges consisted of the following for the three months ended:

	July 2,	July 3,
	2011	2010
	(In Thousands)
Impairment losses on:
Land held for sale	$264	$1,834
Restructuring charges for:
Severance and related benefits	691	—
Total	$955	$1,834

Our long-lived assets are evaluated for possible impairment whenever changes in circumstances may indicate that the carrying value of an asset may not be recoverable. During the three months ended July 2, 2011, and July 3, 2010, we evaluated the recoverability of certain property, equipment, land held for sale, and economic development bonds. In accordance with accounting guidance on asset valuations, we recognized impairment losses totaling $0.3 million and $1.8 million in the three months ended July 2, 2011, and July 3, 2010, respectively.  In the three months ended July 2, 2011, we incurred charges of $0.7 million for severance and related benefits.  Trends and management projections could change undiscounted cash flows in future periods which could trigger possible future write downs.

Operating Income

Operating income is revenue less cost of revenue and selling, distribution, and administrative expenses.  Operating income for our merchandise business segments excludes costs associated with operating expenses of distribution centers, procurement activities, and other corporate overhead costs.

	Three Months Ended
	July 2,	July 3,	Increase	%
	2011	2010	(Decrease)	Change
	(Dollars in Thousands)

Total operating income	$37,309	$30,669	$6,640	21.7%

Total operating income as a percentage of total revenue	6.6%	5.8%	0.8%

Operating income by business segment:
Retail	$53,428	$41,105	$12,323	30.0
Direct	31,072	30,572	500	1.6
Financial Services	14,271	13,112	1,159	8.8

Operating income as a percentage of segment revenue:
Retail	16.2%	14.0%	2.2%
Direct	19.5	17.8	1.7
Financial Services	20.3	23.2	(2.9)

Operating income increased $7 million, or 21.7%, in the three months ended July 2, 2011, compared to the three months ended July 3, 2010, and operating income as a percentage of revenue increased to 6.6% in the three months ended July 2, 2011. The increases in total operating income and total operating income as a percentage of total revenue were primarily due to increases in revenue from our Retail and Financial Services segments as well as an increase in our merchandise gross profit. These improvements were partially offset by lower revenue from our Direct business segment. Selling, distribution, and administrative expenses increased due to increases in comparable and new store costs, pre-opening costs, and costs related to supporting our customer relationship management system.

Under a contractual arrangement, the Financial Services segment incurs a marketing fee paid to the Retail and Direct business segments.  The marketing fee was calculated based on the terms of a contractual arrangement consistently applied to both periods presented.  The marketing fee is included in selling, distribution, and administrative expenses as an expense for the Financial Services segment and as a credit to expense for the Retail and Direct business segments. The marketing fee paid by the Financial Services segment to these two business segments increased $11 million for the three months ended July 2, 2011, compared to the three months ended July 3, 2010, an $8 million increase to the Retail segment and a $3 million increase to the Direct business segment.

Interest (Expense) Income, Net

Interest expense, net of interest income, remained flat at $6 million in both three month periods ended July 2, 2011, and July 3, 2010. Interest expense is accrued on our revolving credit facilities and long-term debt as well as on unrecognized tax benefits.

Other Non-Operating Income, Net

Other non-operating income was $2 million in both the three months ended July 2, 2011, and the three months ended July 3, 2010.  This income is primarily from interest earned on our economic development bonds.

Provision for Income Taxes

Our effective tax rate was 34.6% for the three months ended July 2, 2011, compared to 32.7% for the three months ended July 3, 2010.  The effective tax rate for the three months ended July 2, 2011, compared to the three months ended July 3, 2010, was impacted primarily by the mix of taxable income between the United States and foreign tax jurisdictions.

Results of Operations - Six Months Ended July 2, 2011, Compared to July 3, 2010

Revenues

	Six Months Ended
	July 2,		July 3,		Increase	%
	2011	%	2010	%	(Decrease)	Change
	(Dollars in Thousands)

Retail	$630,998	54.9%	$565,242	52.1%	$65,756	11.6%
Direct	367,049	32.0	394,285	36.3	(27,236)	(6.9)
Financial Services	142,648	12.4	116,472	10.7	26,176	22.5
Other	8,116	0.7	9,581	0.9	(1,465)	(15.3)
	$1,148,811	100.0%	$1,085,580	100.0%	$63,231	5.8%

Product Sales Mix - The following chart sets forth the percentage of our merchandise revenue contributed by each of the five product categories for our Retail and Direct businesses and in total for the six months ended July 2, 2011, and July 3, 2010.

	Retail		Direct		Total
	July 2,	July 3,	July 2,	July 3,	July 2,	July 3,
Product Category	2011	2010	2011	2010	2011	2010

Hunting Equipment	43.6%	41.6%	31.6%	34.4%	39.4%	38.9%
Clothing and Footwear	19.6	18.9	29.0	26.3	22.9	21.7
Fishing and Marine	20.4	21.1	18.4	18.8	19.7	20.2
Camping	8.1	8.4	12.5	12.6	9.6	10.0
Gifts and Furnishings	8.3	10.0	8.5	7.9	8.4	9.2
Total	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

Retail Revenue - Retail revenue increased $66 million, or 11.6%, in the six months ended July 2, 2011, compared to the six months ended July 3, 2010, primarily due to an increase in revenue from comparable store sales of $36 million, led by increases in the hunting equipment, clothing and footwear, and fishing and marine categories, and an increase of $25 million in revenue from new retail stores comparing the respective periods.

	Six Months Ended
	July 2,	July 3,	Increase	%
	2011	2010	(Decrease)	Change
	(Dollars in Thousands)

Comparable stores sales	$585,723	$549,617	$36,106	6.6%

Direct Revenue - Direct revenue decreased $27 million, or 6.9%, in the six months ended July 2, 2011, compared to the six months ended July 3, 2010, primarily due to a decrease in revenue originated from our call centers, partially offset by an increase in Internet sales. We divested our non-core home restoration products business in October 2010. For comparative purposes, Direct revenue in the six months ended July 2, 2011, compared to the six months ended July 3, 2010, adjusted for the effect of this divestiture, would have resulted in a decrease of $18 million, or 4.8%. Comparing the six months ended July 2, 2011, to the six months ended July 3, 2010, Direct revenue was also negatively affected by expected declines in ammunition and shooting products as this portion of the hunting equipment category returns to more historical levels. Our hunting equipment and clothing and footwear categories were the largest dollar volume contributors to our Direct revenue for the six months ended July 2, 2011.

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

Decreases in Direct revenue were partially mitigated by managed reductions in direct marketing costs (catalog and Internet related marketing costs), which decreased $2 million in the six months ended July 2, 2011, compared to the six months ended July 3, 2010.   As a result of our focus on smaller, more specialized catalogs, we reduced the number of catalog pages mailed, but increased total circulation, leading to continued reductions in direct marketing expenses.

Financial Services Revenue -  The following table sets forth the components of our Financial Services revenue for the six months ended:

	July 2,	July 3,	Increase	%
	2011	2010	(Decrease)	Change
	(Dollars in Thousands)

Interest and fee income	$134,000	$138,111	$(4,111)	(3.0)%
Interest expense	(35,860)	(43,097)	7,237	16.8
Provision for loan losses	(16,483)	(31,756)	15,273	48.1
Net interest income, net of provision for loan losses	81,657	63,258	18,399	29.1
Non-interest income:
Interchange income	124,903	107,450	17,453	16.2
Other non-interest income	6,303	5,817	486	8.4
Total non-interest income	131,206	113,267	17,939	15.8
Less: Customer rewards costs	(70,215)	(60,053)	(10,162)	(16.9)
Financial Services revenue	$142,648	$116,472	$26,176	22.5

The following table sets forth the components of our Financial Services revenue as a percentage of average total credit card loans, including any accrued interest and fees, for the six months ended:

	July 2,	July 3,
	2011	2010

Interest and fee income	10.1%	11.4%
Interest expense	(2.7)	(3.6)
Provision for loan losses	(1.2)	(2.6)
Interchange income	9.4	8.9
Other non-interest income	0.5	0.5
Customer rewards costs	(5.3)	(5.0)
Financial Services revenue	10.8%	9.6%

Financial Services revenue increased $26 million, or 22.5%, for the six months ended July 2, 2011, compared to the six months ended July 3, 2010. The decrease in interest and fee income of $4 million was due to a decrease in fees and interest charged as a result of the CARD Act, partially offset by an increase in credit card loans and a reduction in charge-offs of cardholder fees and interest. Interest expense decreased $7 million due to decreases in interest rates. The provision for loan losses decreased $15 million due to favorable charge-off trends and an improved outlook on the quality of our credit card portfolio as of July 2, 2011, compared to July 3, 2010, evidenced by lower delinquencies and delinquency roll-rates comparing the respective periods. The increase in interchange income of $17 million was due to an increase in credit card purchases.  Customer rewards costs increased $10 million due to the increase in purchases.

Key statistics reflecting the performance of our Financial Services business are shown in the following chart for the six months ended:

	July 2,	July 3,	Increase	%
	2011	2010	(Decrease)	Change
	(Dollars in Thousands Except Average Balance per Account )

Average balance of credit card loans (1)	$2,643,827	$2,418,057	$225,770	9.3%
Average number of active credit card accounts	1,379,814	1,289,054	90,760	7.0

Average balance per active credit card account (1)	$1,916	$1,876	$40	2.1

Net charge-offs on credit card loans (1)	$33,587	$58,862	$(25,275)	(42.9)
Net charge-offs as a percentage of average credit card loans (1)	2.54%	4.87%	(2.33)%
(1) Includes accrued interest and fees

The average balance of credit card loans increased to $2.6 billion, or 9.3%, for the six months ended July 2, 2011, compared to the six months ended July 3, 2010, due to an increase in the number of active accounts and the average balance per account.  The average number of active accounts increased to 1.4 million, or 7.0%, compared to the six months ended July 3, 2010, due to our marketing efforts.  Net charge-offs as a percentage of average credit card loans decreased to 2.54% for the six months ended July 2, 2011, down 233 basis points compared to the six months ended July 3, 2010, due to improvements in delinquencies and delinquency roll-rates.  See “Bank Asset Quality” in this report for additional information on trends in delinquencies and non-accrual loans and analysis of our allowance for loan losses.

Other Revenue

Other revenue totaled $9 million in the six months ended July 2, 2011, compared to $10 million in the six months ended July 3, 2010.

Gross Profit

Comparisons and analysis of our gross profit on merchandising revenue are presented below:

	Six Months Ended
	July 2,	July 3,	Increase	%
	2011	2010	(Decrease)	Change
	(Dollars in Thousands)

Merchandise sales	$997,519	$959,527	$37,992	4.0%
Merchandise gross profit	347,076	331,570	15,506	4.7
Merchandise gross profit as a percentage of merchandise sales	34.8%	34.6%	0.2%

Merchandise Gross Profit - Our merchandise gross profit increased $16 million, or 4.7%, to $347 million in the six months ended July 2, 2011, compared to the six months ended July 3, 2010. The increase in our merchandise gross profit was due to better inventory management, which reduced the need to mark down product, continued improvements in vendor collaboration, and advancements in price optimization.

Our merchandise gross profit as a percentage of merchandise sales increased 20 basis points in the six months ended July 2, 2011, compared to the six months ended July 3, 2010, due to ongoing improvements in inventory management, vendor collaboration, and advancements in price optimization.

Selling, Distribution, and Administrative Expenses

	Six Months Ended
	July 2,	July 3,	Increase	%
	2011	2010	(Decrease)	Change
	(Dollars in Thousands)

Selling, distribution, and administrative expenses	$429,214	$408,054	$21,160	5.2%
SD&A expenses as a percentage of total revenue	37.4%	37.6%	(0.2)%
Retail store pre-opening costs	$6,452	$2,459	$3,993	162.4

Selling, distribution, and administrative expenses increased $21 million in the six months ended July 2, 2011, compared to the six months ended July 3, 2010.  Expressed as a percentage of total revenue, selling, distribution, and administrative expenses decreased 20 basis points to 37.4% in the six months ended July 2, 2011, compared to the six months ended July 3, 2010. The most significant factors contributing to the changes in selling, distribution, and administrative expenses in the six months ended July 2, 2011, compared to the six months ended July 3, 2010, included:

•
an increase of $21 million in employee compensation and benefits due primarily to increases in staff for new retail stores, comparable retail stores, merchandising and distribution centers, and general corporate overhead support;

•	a decrease of $18 million related to matters arising out of the 2009 FDIC compliance examination;

•	an increase of $7 million in costs primarily related to the operations and maintenance of our new and existing retail stores as well as corporate offices;

•
an increase of $5 million in advertising and promotional costs to support customer relationships, for new store openings, and from an increase in account origination costs in our Financial Services segment;

•
an increase of $4 million in contract labor and equipment and software expenses due primarily to costs relating to information technology system changes in support of our customer relationship management system;

•	a net decrease of $2 million in direct marketing costs primarily due to a managed reduction in catalog page count;

•	an increase of $2 million in bad debt expense from estimated losses of customer receivables; and

•	an increase of $1 million in professional fees.

Retail Business Segment:

•	An increase in marketing fees of $23 million received from the Financial Services segment.

•	A net increase of $13 million in comparable store operating costs, consisting primarily of increased employee compensation and benefits.

•	An increase of $4 million in new store pre-opening costs.

Direct Business Segment:

•	An increase in marketing fees of $15 million received from the Financial Services segment.

•	An increase of $3 million in advertising and promotional costs in support of customer relationships.

•	An increase of $2 million in bad debt expense from estimated losses of customer receivables.

•	A net decrease of $2 million in direct marketing costs primarily due to a managed reduction in catalog page count.

•	A decrease of $1 million in employee compensation and benefits.

Financial Services:

•	An increase of $38 million in the marketing fee paid by the Financial Services segment to the Retail segment ($23 million) and the Direct business segment ($15 million).

•	A decrease of $18 million relating to the matters arising out of the 2009 FDIC compliance examination.

•	An increase of $2 million in advertising and promotions expense due to an increase in account origination costs.

•	An increase of $1 million in employee compensation and benefits principally for positions added to support our Financial Services growth.

•	An increase of $1 million in contract labor, donations, and equipment and software expense.

Corporate Overhead, Distribution Centers, and Other:

•	An increase of $9 million in employee compensation and benefits in general corporate and the distribution centers.

•	An increase of $4 million in costs primarily related to the operations and maintenance of our corporate offices.

•
An increase of $3 million in contract labor and equipment and software expenses due primarily to costs relating to information technology system changes in support of our customer relationship management system.

Impairment and Restructuring Charges

Impairment and restructuring charges consisted of the following for the six months ended:

	July 2,	July 3,
	2011	2010
	(In Thousands)
Impairment losses on:
Land held for sale	$264	$1,834
Restructuring charges for:
Severance and related benefits	691	—
Total	$955	$1,834

During the six months ended July 2, 2011, and July 3, 2010, we evaluated the recoverability of certain property, equipment, land held for sale, and economic development bonds. In accordance with accounting guidance on asset valuations, we recognized impairment losses totaling $0.3 million and $1.8 million in the six months ended July 2, 2011, and July 3, 2010, respectively.  In the six months ended July 2, 2011, we incurred charges of $0.7 million for severance and related benefits. Trends and management projections could change undiscounted cash flows in future periods which could trigger possible future write downs.

Operating Income

	Six Months Ended
	July 2,	July 3,	Increase	%
	2011	2010	(Decrease)	Change
	(Dollars in Thousands)

Total operating income	$68,196	$46,608	$21,588	46.3%

Total operating income as a percentage of total revenue	5.9%	4.3%	1.6%

Operating income by business segment:
Retail	$88,316	$59,047	$29,269	49.6
Direct	67,054	60,842	6,212	10.2
Financial Services	28,238	26,059	2,179	8.4

Operating income as a percentage of segment revenue:
Retail	14.0%	10.4%	3.6%
Direct	18.3	15.4	2.9
Financial Services	19.8	22.4	(2.6)

Operating income increased $22 million, or 46.3%, in the six months ended July 2, 2011, compared to the six months ended July 3, 2010, and operating income as a percentage of revenue increased to 5.9% in the six months ended July 2, 2011. The increases in total operating income and total operating income as a percentage of total revenue were primarily due to increases in revenue from our Retail and Financial Services segments as well as an increase in our merchandise gross profit. These improvements were partially offset by lower revenue from our Direct business segment. Selling, distribution, and administrative expenses increased in the six months ended July 2, 2011, compared to the six months ended July 3, 2010, due to increases in comparable and new store costs, pre-opening costs, and costs related to supporting our customer relationship management system, but were partially offset by the decrease of $18 million related to the 2009 FDIC examination.

Under a contractual arrangement, the Financial Services segment incurs a marketing fee paid to the Retail and Direct business segments.  The marketing fee was calculated based on the terms of a contractual arrangement consistently applied to both periods presented.  The marketing fee is included in selling, distribution, and administrative expenses as an expense for the Financial Services segment and as a credit to expense for the Retail and Direct business segments. The marketing fee paid by the Financial Services segment to these two business segments increased $38 million for the six months ended July 2, 2011, compared to the six months ended July 3, 2010, a $23 million increase to the Retail segment and a $15 million increase to the Direct business segment.

Interest (Expense) Income, Net

Interest expense, net of interest income, increased $1 million to $12 million in the six months ended July 2, 2011, compared to the six months ended July 3, 2010. This net increase was primarily due to interest expense accrued on increases in certain unrecognized tax benefits.

Other Non-Operating Income, Net

Other non-operating income was $4 million in both the six months ended July 2, 2011, and the six months ended July 3, 2010.  This income is primarily from interest earned on our economic development bonds.

Provision for Income Taxes

Our effective tax rate was 34.2% for the six months ended July 2, 2011, compared to 33.1% for the six months ended July 3, 2010.  The effective tax rate for the six months ended July 2, 2011, compared to the six months ended July 3, 2010, was impacted primarily by the mix of taxable income between the United States and foreign tax jurisdictions.

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

The following table shows delinquent, non-accrual, and restructured loans as a percentage of our credit card loans, including any accrued interest and fees, at the periods ended:

	July 2,	January 1,	July 3,
	2011	2011	2010
Number of days delinquent and still accruing:
Greater than 30 days	0.64%	0.74%	0.94%
Greater than 60 days	0.39	0.47	0.61
Greater than 90 days	0.20	0.25	0.33

Non-accrual	0.26	0.24	0.23
Restructured (excluded from percentages above)	2.61	2.90	3.64

The following table reports delinquencies, including any delinquent non-accrual and restructured credit card loans, as a percentage of our credit card loans, including any accrued interest and fees, in a manner consistent with our monthly external reporting for the periods presented:

	July 2,	January 1,	July 3,
	2011	2011	2010
Number of days delinquent:
Greater than 30 days	0.92%	1.13%	1.45%
Greater than 60 days	0.57	0.72	0.91
Greater than 90 days	0.28	0.37	0.47

Delinquencies declined as a result of improvements in the economic environment and our conservative underwriting criteria and active account management.

Allowance for Loan Losses and Charge-offs

The allowance for loan losses represents management's estimate of probable losses inherent in the loan portfolio segment. The allowance for loan losses is established through a charge to the provision for loan losses and is regularly evaluated by management for adequacy. Management estimates losses inherent in the credit card loans and restructured credit card loans based on a model which tracks historical loss experience on delinquent accounts, bankruptcies, death, and charge-offs, net of estimated recoveries. WFB uses a migration analysis and historical bankruptcy and death rates to estimate the likelihood that a credit card loan will progress through the various stages of delinquency and to charge-off. This analysis estimates the gross amount of principal that will be charged off over of the next twelve months, net of recoveries. This estimate is used to derive an estimated allowance for loan losses. In addition to these methods of measurement, management also considers other factors such as general economic and business conditions affecting key lending areas, credit concentration, changes in origination and portfolio management, and credit quality trends. Since the evaluation of the inherent loss with respect to these factors is subject to a high degree of uncertainty, the measurement of the overall allowance is subject to estimation risk, and the amount of actual losses can vary significantly from the estimated amounts.

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

 The following table shows the activity in our allowance for loan losses and charge off activity for the periods presented:

	Three Months Ended		Six Months Ended
	July 2,	July 3,	July 2,	July 3,
	2011	2010	2011	2010
	(Dollars in Thousands)

Balance, beginning of period	$82,800	$104,850	$90,900	$1,374
Change in allowance for loan losses upon consolidation of the Trust	—	—	—	114,573
	82,800	104,850	90,900	115,947
Provision for loan losses	8,809	16,609	16,483	31,756

Charge-offs	(18,275)	(29,422)	(39,530)	(59,404)
Recoveries	4,466	3,963	9,947	7,701
Net charge-offs	(13,809)	(25,459)	(29,583)	(51,703)
Balance, end of period	$77,800	$96,000	$77,800	$96,000

Net charge-offs on credit card loans	$(13,809)	$(25,459)	$(29,583)	$(51,703)
Charge-offs of accrued interest and fees (recorded as a reduction in interest and fee income)	(1,743)	(3,397)	(4,004)	(7,159)
Total net charge-offs including accrued interest and fees	$(15,552)	$(28,856)	$(33,587)	$(58,862)

Net charge-offs including accrued interest and fees as a percentage of average credit card loans	2.34%	4.78%	2.54%	4.87%

For the six months ended July 2, 2011, net charge-offs as a percentage of average credit card loans decreased to 2.54%, down 233 basis points compared to 4.87% for the six months ended July 3, 2010. We believe our charge-off levels remain well below industry averages.  Our net charge-off rates and allowance for loan losses have decreased due to improved outlooks in the quality of our credit card portfolio evidenced by lower delinquencies and delinquency roll-rates and favorable charge-off trends.

Aging of Credit Cards Loans Outstanding

The quality of our credit card loan portfolio at any time reflects, among other factors:  1) the creditworthiness of cardholders, 2) general economic conditions, 3) the success of our account management and collection activities, and 4) the life-cycle stage of the portfolio.  During periods of economic weakness, delinquencies and net charge-offs are more likely to increase. We have mitigated periods of economic weakness by selecting a customer base that is very creditworthy.  The median FICO scores of our credit cardholders were 789 at June 30, 2011, compared to 790 at the end of 2010 and 789 at June 30, 2010.

Liquidity and Capital Resources

Overview

Our Retail and Direct business segments and our Financial Services business segment have significantly differing liquidity and capital needs. We believe that we will have sufficient capital available from cash on hand, our revolving credit facility, and other borrowing sources to fund our foreseeable cash requirements and near-term growth plans. At July 2, 2011, January 1, 2011, and July 3, 2010, cash on a consolidated basis totaled $385 million, $136 million, and $274 million, respectively, of which $365 million, $82 million, and $271 million, respectively, was cash at our Financial Services business segment which will be utilized to meet this segment's liquidity requirements.  We evaluate many funding sources to determine the most cost effective source of funds for our Financial Services business segment.  These potential sources include, among others, certificates of deposit and securitizations.

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

Our unsecured $350 million revolving credit facility and unsecured senior notes contain certain financial covenants, including the maintenance of minimum debt coverage, a fixed-charge coverage ratio, a cash flow leverage ratio, and a minimum tangible net worth standard.  In the event that we failed to comply with these covenants and the failure to comply would go beyond 30 days, a default would trigger and all principal and outstanding interest would immediately be due and payable.  At July 2, 2011, we were in compliance with all financial covenants under our credit agreements and unsecured notes.  We anticipate that we will continue to be in compliance with all financial covenants under our credit agreements and unsecured notes through the next 12 months.

Our unsecured $350 million revolving credit facility expires June 30, 2012, and we are currently in the process of negotiating renewal terms for a new credit facility with our lead lender. Although this unsecured revolving credit facility does not expire until June 2012, volatility and tightening in the credit markets could jeopardize the counterparty obligations of one or more of the banks participating in our facility, which could have an adverse effect on our business if we are not able to replace such credit facility or find other sources of liquidity on acceptable terms. We currently expect all participating banks to provide funding as needed pursuant to the terms of our credit facility.

Our $15 million CAD unsecured revolving credit facility expires June 30, 2013.  The credit facility permits the issuance of up to $5 million CAD in letters of credit, which reduce the overall credit limit available under the credit facility.

Financial Services Business Segment – The primary cash requirements of WFB relate to the financing of credit card loans.  These cash requirements will increase if our credit card originations increase or if our cardholders' balances or spending increase. WFB sources operating funds in the ordinary course of business through various financing activities, which include funding obtained from securitization transactions, borrowing under its federal funds purchase agreements, obtaining brokered and non-brokered certificates of deposit, and generating cash from operations.  During the first half of 2011, WFB issued $565 million in certificates of deposit, renewed its $260 million variable funding facility for an additional three years, entered into a new $353 million variable funding facility that will mature in March 2014, and completed a $300 million term securitization. WFB intends to issue additional certificates of deposit, term securitizations, or variable funding facilities during the remainder of 2011.

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

Operating, Investing, and Financing Activities

The following table presents changes in our cash and cash equivalents for the periods presented:

	Six Months Ended
	July 2,	July 3,
	2011	2010
	(In Thousands)
Net cash provided by operating activities	$22,573	$26,170

Net cash used in investing activities	(271,859)	(218,867)

Net cash provided by (used in) financing activities	498,194	(115,048)

2011 versus 2010

Operating Activities - Cash derived from operating activities decreased $4 million in the six months ended July 2, 2011, compared to the six months ended July 3, 2010. Inventories increased $91 million to $600 million at July 2, 2011, compared to $509 million at January 1, 2011, primarily due to the addition of new retail stores and a planned initiative to maintain a sufficient level of core inventory on hand for the second half of 2011. Inventories increased $73 million in the first six months of 2010 to $513 million at July 3, 2010. The provision for loan losses decreased $15 million and accounts receivable and prepaid expenses and other current assets decreased $15 million comparing the six months ended July 2, 2011, to the six months ended July 3, 2010. These decreases comparing periods were offset by increases of $21 million in net credit card loans originated at Cabela's through our Retail and Direct businesses, $13 million in cash generated from operations, $7 million in current and deferred income taxes payable and receivable, and $3 million in other long-term liabilities and accounts payable and accrued expenses. During the six months ended July 2, 2011, we paid $38 million as a deposit for federal taxes related to prior period tax positions.

Investing Activities - Cash used in investing activities increased $53 million in the six months ended July 2, 2011, compared to the six months ended July 3, 2010. During the six months ended July 2, 2011, WFB purchased U. S. government agency securities totaling $198 million. This compares to $350 million purchased during the six months ended July 3, 2010, where $125 million matured. In addition, WFB disbursed cash on a net basis for credit card loans originated externally at third parties totaling $2 million in the six months ended July 2, 2011, compared to cash received on a net basis of $38 million in the six months ended July 3, 2010. Cash paid for property and equipment additions totaled $73 million in the six months ended July 2, 2011, compared to $32 million in the six months ended July 3, 2010.  At July 2, 2011, we estimated total capital expenditures for the development, construction, and completion of retail stores, including the purchase of economic development bonds, if any, to approximate $75 million through the next 12 months.  We expect to fund these estimated capital expenditures with cash from operations.

Financing Activities - Cash provided by financing activities improved $613 million in the six months ended July 2, 2011, compared to the six months ended July 3, 2010.  This net change was primarily due to an increase in time deposits, which WFB utilizes to fund its credit card operations, of $515 million in the six months ended July 2, 2011, compared to $20 million in the six months ended July 3, 2010. Also, net borrowings on our lines of credit for working capital and inventory financing increased $92 million in the six months ended July 2, 2011, compared to July 3, 2010.  At July 2, 2011, we had $115 million outstanding on our unsecured revolving credit facility compared to $30 million outstanding at July 3, 2010. We also had a net increase of $11 million from the exercise of employee stock options and an increase of $9 million in the change related to unpresented checks. Finally, we had a net increase from the secured borrowings of the Trust which totaled $138 million in repayments, net of borrowings, for the six months ended July 2, 2011, compared to $145 million in net repayments for the six months ended July 3, 2010. WFB intends to issue additional certificates of deposit, term securitizations, or variable funding facilities during the remainder of 2011 to fund maturing certificates of deposit and secured borrowings.

The following table presents the borrowing activities of our merchandising business and WFB for the periods presented:

	Six Months Ended
	July 2,	July 3,
	2011	2010
	(In Thousands)
Borrowings (repayments) on revolving credit facilities and inventory financing, net	$124,040	$32,338
Secured borrowings (repayments) of the Trust, net	(138,000)	(145,000)
Issuances (repayments) of long-term debt, net of repayments	(114)	(139)
Total	$(14,074)	$(112,801)

The following table summarizes our availability under the Company's debt and credit facilities, excluding the facilities of WFB, at the periods ended:

	July 2,	July 3,
	2011	2010
	(In Thousands)
Amounts available for borrowing under credit facilities (1)	$365,000	$364,105
Principal amounts outstanding	(123,668)	(38,232)
Outstanding letters of credit and standby letters of credit	(19,090)	(29,163)
Remaining borrowing capacity, excluding WFB facilities	$222,242	$296,710

(1)	Consists of our revolving credit facility of $350 million and $15 million CAD from the credit facility for our operations in Canada.

In addition, WFB has total borrowing availability of $85 million under its agreements to borrow federal funds.  At July 2, 2011, the entire $85 million of borrowing capacity was available to WFB.

Our $350 million unsecured credit agreement requires us to comply with certain financial and other customary covenants, including 1) a fixed charge coverage ratio (as defined) of no less than 1.50 to 1.00 as of the last day of any quarter; 2) a cash flow leverage ratio (as defined) of no more than 3.00 to 1.00 as of the last day of any quarter; and 3) a minimum tangible net worth standard (as defined). In addition, our unsecured senior notes contain various covenants and restrictions such as the maintenance of minimum debt coverage, net worth, and financial ratios. The significant financial ratios and net worth requirements in the long-term debt agreements are 1) a limitation of funded debt to be less than 60% of consolidated total capitalization; 2) cash flow fixed charge coverage ratio (as defined) of no less than 2.00 to 1.00 as of the last day of any quarter; and 3) a minimum consolidated adjusted net worth (as defined). Also, the debt agreements contain cross default provisions to other outstanding credit facilities. In the event that we failed to comply with these covenants and the failure to comply would go beyond 30 days, a default would trigger and all principal and outstanding interest would immediately be due and payable. At July 2, 2011, we were in compliance with all financial covenants under our credit agreements and unsecured notes.  We anticipate that we will continue to be in compliance with all financial covenants under our credit agreements and unsecured notes through the next 12 months.

Our $15 million CAD unsecured revolving credit facility expires June 30, 2013, and permits the issuance of up to $5 million CAD in letters of credit, which reduces the overall credit limit available under the credit facility.

Economic Development Bonds and Grants

Economic Development Bonds - State or local governments may sell economic development bonds to provide funding for land acquisition, readying the site, building infrastructure, and related eligible expenses associated with the construction and equipping of our retail stores and certain other property. In the past, we have primarily been the sole purchaser of these bonds. While purchasing these bonds involves an initial cash outlay by us in connection with a new store or property, some or all of these costs can be recaptured through the repayment of the bonds. The payments of principal and interest on the bonds are typically tied to sales, property, or lodging taxes generated from the store and, in some cases, from businesses in the surrounding area, over periods which range between 20 and 30 years. In addition, some of the bonds that we have purchased may be repurchased for par value by the governmental entity prior to the maturity date of the bonds. However, the governmental entity from which we purchase the bonds is not otherwise liable for repayment of principal and interest on the bonds to the extent that the associated taxes are insufficient to pay the bonds. At July 2, 2011, January 1, 2011 and July 3, 2010, economic development bonds totaled $103 million, $104 million, and $107 million, respectively.

Grants - We generally have received grant funding in exchange for commitments made by us to the state or local government providing the funding.  The commitments, such as assurance of agreed employment and wage levels at our retail stores or that the retail store will remain open, typically phase out over approximately five to ten years. If we fail to maintain the commitments during the applicable period, the funds we received may have to be repaid or other adverse consequences may arise, which could affect our cash flows and profitability.  At July 2, 2011, January 1, 2011, and July 3, 2010, the total amount of grant funding subject to specific contractual remedies was $11 million, $13 million, and $19 million, respectively.

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

The total amounts and maturities for our credit card securitizations as of July 2, 2011, were as follows:

Series	Type	Total Available Capacity	Third Party Investor Available Capacity	Third Party Investor Outstanding	Interest Rate	Expected Maturity
		(Dollars in Thousands)

2006-III	Term	$250,000	$250,000	$250,000	Fixed	October 2011
2006-III	Term	250,000	250,000	250,000	Floating	October 2011
2008-IV	Term	122,500	122,500	122,500	Fixed	September 2011
2008-IV	Term	77,500	75,900	75,900	Floating	September 2011
2009-I	Term	75,000	—	—	Fixed	March 2012
2009-I	Term	425,000	425,000	425,000	Floating	March 2012
2010-I	Term	45,000	—	—	Fixed	January 2015
2010-I	Term	255,000	255,000	255,000	Floating	January 2015
2010-II	Term	165,000	127,500	127,500	Fixed	September 2015
2010-II	Term	85,000	85,000	85,000	Floating	September 2015
2011-II	Term	200,000	155,000	155,000	Fixed	June 2016
2011-II	Term	100,000	100,000	100,000	Floating	June 2016
Total term		2,050,000	1,845,900	1,845,900

2006-I	Variable Funding	411,765	350,000	—	Floating	September 2011
2008-III	Variable Funding	260,115	225,000	—	Floating	March 2014
2011-I	Variable Funding	352,941	300,000	—	Floating	March 2014
Total variable		1,024,821	875,000	—
Total available		$3,074,821	$2,720,900	$1,845,900

We have been, and will continue to be, particularly reliant on funding from securitization transactions for WFB. A failure to renew existing facilities or to add additional capacity on favorable terms as it becomes necessary could increase our financing costs and potentially limit our ability to grow the business of WFB. Unfavorable conditions in the asset-backed securities markets generally, including the unavailability of commercial bank liquidity support or credit enhancements, could have a similar effect. During the first half of 2011, WFB issued $565 million in certificates of deposit, renewed its $260 million variable funding facility for an additional three years, entered into a new $353 million variable funding facility that will mature in March 2014 and completed a $300 million term securitization. WFB intends to issue additional certificates of deposit, term securitizations, or variable funding facilities during the remainder of 2011. We believe that these liquidity sources are sufficient to fund WFB's foreseeable cash requirements, including term debt and certificate of deposit maturities, and near-term growth plans.

Furthermore, WFB's securitized credit card loans could experience poor performance, including increased delinquencies and credit losses, lower payment rates, or a decrease in excess spreads below certain thresholds. This could result in a downgrade or withdrawal of the ratings on the outstanding securities issued in WFB's securitization transactions, cause “early amortization” of these securities, or result in higher required credit enhancement levels.  Credit card loans performed within established guidelines and no events which could trigger an “early amortization” occurred during the six months ended July 2, 2011, the six months ended July 3, 2010, and the year ended January 1, 2011.

Certificates of Deposit

WFB utilizes brokered and non-brokered certificates of deposit to partially finance its operating activities.  WFB issues certificates of deposit in a minimum amount of one hundred thousand dollars in various maturities.  At July 2, 2011, WFB had $1.027 billion of certificates of deposit outstanding with maturities ranging from July 2011 to August 2016 and with a weighted average effective annual fixed rate of 2.76%. This outstanding balance compares to $513 million and $497 million at January 1, 2011, and July 3, 2010, respectively, with weighted average effective annual fixed rates of 3.90% and 4.02%, respectively.

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

Credit Card Limits - WFB bears off-balance sheet risk in the normal course of its business. One form of this risk is through WFB's commitment to extend credit to cardholders up to the maximum amount of their credit limits. The aggregate of such potential funding requirements totaled $16 billion above existing balances at the end of July 2, 2011. These funding obligations are not included on our condensed consolidated balance sheet.  While WFB has not experienced, and does not anticipate that it will experience, a significant draw down of unfunded credit lines by its cardholders, such an event would create a cash need at WFB which likely could not be met by our available cash and funding sources. WFB has the right to reduce or cancel these available lines of credit at any time.

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

The table below shows the mix of our credit card account balances at the periods ended:

	July 2,	January 1,	July 3,
	2011	2011	2010
As a percentage of total balances outstanding:
Balances carrying an interest rate based upon various interest rate indices	64.2%	61.9%	66.3%
Balances carrying an interest rate of 9.99%	3.6	3.9	2.9
Balances carrying a promotional interest rate of 0.00%	0.2	0.2	0.1

Balances not carrying interest because their previous month's balance was paid in full	32.0	34.0	30.7
	100.0%	100.0%	100.0%

Charges on the credit cards issued by our Financial Services segment were priced at a margin over various defined lending rates.  No interest is charged if the account is paid in full within 25 days of the billing cycle, which represented 32.0% of total balances outstanding at July 2, 2011.  Some of the zero percentage promotion expenses are passed through to the merchandise vendors for each specific promotion offered.

Management has performed several interest rate risk analyses to measure the effects of the timing of the repricing of our interest sensitive assets and liabilities. Based on these analyses, we believe that an immediate decrease of 50 basis points, or 0.5%, in LIBOR interest charged to customers and on our cost of funds would cause a pre-tax decrease to earnings of $2 million for our Financial Services segment over the next twelve months.

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

In connection with this quarterly report on Form 10-Q, our Chief Executive Officer and Chief Financial Officer evaluated, with the participation of our management, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on management's evaluation, our Chief Executive Officer and Chief Financial Officer each concluded that our disclosure controls and procedures were effective as of July 2, 2011.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended July 2, 2011, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings.

We are party to various legal proceedings arising in the ordinary course of business. These actions include commercial, intellectual property, employment (including the Commissioner's charge referenced in Part II, Item 1A, of our Quarterly Report on Form 10-Q for the fiscal quarter ended April 2, 2011), and product liability claims. Some of these actions involve complex factual and legal issues and are subject to uncertainties. We cannot predict with assurance the outcome of the actions brought against us. Accordingly, adverse developments, settlements, or resolutions may occur and have a material adverse effect on our results of operations for the period in which such development, settlement, or resolution occurs. However, we do not believe that the outcome of any current legal proceeding would have a material adverse effect on our financial condition taken as a whole.

Item 1A.	Risk Factors.

There have been no material changes from the risk factors disclosed in the “Risk Factors” section of our Annual Report on Form 10-K for the fiscal year ended January 1, 2011, and in Part II, Item IA, of our Quarterly Report on Form 10-Q for the fiscal quarter ended April 2, 2011.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Not applicable.

Item 3.	Defaults upon Senior Securities.

Not applicable.

Item 4.	(Removed and Reserved).

Item 5.	Other Information.

Not applicable.

Item 6.	Exhibits.

(a)           Exhibits.

Exhibit Number	Description

31.1	Certification of CEO Pursuant to Rule 13a-14(a) under the Exchange Act

31.2	Certification of CFO Pursuant to Rule 13a-14(a) under the Exchange Act

32.1	Certifications Pursuant to 18 U.S.C. Section 1350

101.INS*	XBRL Instance Document	Furnished with this report.

101.SCH*	XBRL Taxonomy Extension Schema Document	Submitted electronically with this report.

101.CAL*	XBRL Taxonomy Calculation Linkbase Document	Submitted electronically with this report.

101.LAB*	XBRL Taxonomy Label Linkbase Document	Submitted electronically with this report.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document	Submitted electronically with this report.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document	Submitted electronically with this report.
* As provided in Rule 406T of Regulation S-T, these interactive data files are furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CABELA'S INCORPORATED

Dated:	July 29, 2011	By:	/s/ Thomas L. Millner
Thomas L. Millner
President and Chief Executive Officer

Dated:	July 29, 2011	By:	/s/ Ralph W. Castner
Ralph W. Castner
Executive Vice President and Chief Financial Officer

Exhibit Index

Exhibit Number	Description

31.1	Certification of CEO Pursuant to Rule 13a-14(a) under the Exchange Act

31.2	Certification of CFO Pursuant to Rule 13a-14(a) under the Exchange Act

32.1	Certifications Pursuant to 18 U.S.C. Section 1350

101.INS*	XBRL Instance Document	Furnished with this report.

101.SCH*	XBRL Taxonomy Extension Schema Document	Submitted electronically with this report.

101.CAL*	XBRL Taxonomy Calculation Linkbase Document	Submitted electronically with this report.

101.LAB*	XBRL Taxonomy Label Linkbase Document	Submitted electronically with this report.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document	Submitted electronically with this report.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document	Submitted electronically with this report.
* As provided in Rule 406T of Regulation S-T, these interactive data files are furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.