Form 10-Q
period 2011-10-01
CABELAS INC
filed 2011-10-28
CIK 1267130

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 1, 2011
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
Common stock, $0.01 par value: 69,585,494 shares as of October 25, 2011

CABELA'S INCORPORATED

FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED OCTOBER 1, 2011

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

CABELA'S INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Dollars in Thousands Except Earnings Per Share)
(Unaudited)

	Three Months Ended		Nine Months Ended
	October 1,	October 2,	October 1,	October 2,
	2011	2010	2011	2010
Revenue:
Merchandise sales	$604,288	$587,263	$1,601,807	$1,546,790
Financial Services revenue	71,438	53,443	214,086	169,915
Other revenue	2,884	2,545	11,528	12,126
Total revenue	678,610	643,251	1,827,421	1,728,831

Cost of revenue:
Merchandise cost (exclusive of depreciation and amortization)	387,520	384,451	1,037,963	1,012,408
Cost of other revenue	5	42	8	1,169
Total cost of revenue (exclusive of depreciation and amortization)	387,525	384,493	1,037,971	1,013,577
Selling, distribution, and administrative expenses	234,108	219,120	663,322	627,174
Impairment and restructuring charges	3,488	2,997	4,443	4,831
Operating income	53,489	36,641	121,685	83,249

Interest expense, net	(6,177)	(6,669)	(18,322)	(17,794)
Other non-operating income, net	1,699	1,821	5,656	5,345
Income before provision for income taxes	49,011	31,793	109,019	70,800
Provision for income taxes	15,704	12,051	36,227	24,943

Net income	$33,307	$19,742	$72,792	$45,857

Earnings per basic share	$0.48	$0.29	$1.05	$0.68

Earnings per diluted share	$0.47	$0.29	$1.02	$0.67

Basic weighted average shares outstanding	69,554,229	67,881,158	69,203,978	67,703,805

Diluted weighted average shares outstanding	71,013,861	68,738,265	71,394,912	68,779,306

Refer to notes to unaudited condensed consolidated financial statements.

CABELA'S INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands Except Par Values)
(Unaudited)

	October 1,	January 1,	October 2,
ASSETS	2011	2011	2010
CURRENT
Cash and cash equivalents	$81,063	$136,419	$394,562
Restricted cash of the Trust	523,138	18,575	334,657
Accounts receivable, net of allowance for doubtful accounts of $4,613, $3,416, and $1,336	26,542	47,218	18,871
Credit card loans (includes restricted credit card loans of the Trust of $2,779,854, $2,775,768, and $2,481,707, net of allowance for loan losses of $75,300, $90,900, and $95,125)	2,726,779	2,709,312	2,402,432
Inventories	652,863	509,097	615,110
Prepaid expenses and other current assets	147,455	123,304	133,535
Income taxes receivable and deferred income taxes	18,011	2,136	4,049
Total current assets	4,175,851	3,546,061	3,903,216
Property and equipment, net	840,369	817,947	816,159
Land held for sale or development	39,314	21,816	29,904
Economic development bonds	113,630	104,231	119,845
Deferred income taxes	7,637	12,786	—
Other assets	25,671	28,338	25,983
Total assets	$5,202,472	$4,531,179	$4,895,107

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT
Accounts payable, including unpresented checks of $21,876, $27,227, and $21,641	$246,168	$214,757	$235,226
Gift instruments, and credit card and loyalty rewards programs	192,000	202,541	175,537
Accrued expenses	114,785	138,510	125,838
Time deposits	146,756	148,619	110,986
Current maturities of secured variable funding obligations of the Trust	282,000	393,000	—
Current maturities of secured long-term obligations of the Trust	925,000	698,400	947,900
Current maturities of long-term debt	106,236	230	227
Income taxes payable and deferred income taxes	931	2,880	1,401
Total current liabilities	2,013,876	1,798,937	1,597,115
Long-term time deposits	888,131	364,132	443,502
Secured long-term obligations of the Trust, less current maturities	722,500	892,500	1,392,500
Long-term debt, less current maturities	338,744	344,922	414,638
Deferred income taxes	—	—	16,891
Other long-term liabilities	109,403	106,140	70,284

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Preferred stock, $0.01 par value; Authorized - 10,000,000 shares; Issued - none	—	—	—
Common stock, $0.01 par value; Authorized - 245,000,000 shares;
Issued - 69,572,089, 68,156,154, and 67,896,893 shares	696	681	679
Additional paid-in capital	333,389	306,149	298,939
Retained earnings	793,086	720,294	653,992
Accumulated other comprehensive income (loss)	2,647	(2,576)	6,567
Total stockholders' equity	1,129,818	1,024,548	960,177
Total liabilities and stockholders' equity	$5,202,472	$4,531,179	$4,895,107

Refer to notes to unaudited condensed consolidated financial statements.

CABELA'S INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(Unaudited)

	Nine Months Ended
	October 1,	October 2,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$72,792	$45,857
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	53,036	52,397
Impairment and restructuring charges	3,676	4,831
Stock-based compensation	9,476	8,447
Deferred income taxes	4,264	(7,481)
Provision for loan losses	27,616	51,784
Other, net	(1,704)	(401)
Change in operating assets and liabilities:
Accounts receivable	19,479	12,631
Credit card loans originated from internal operations, net	44,977	14,279
Inventories	(143,765)	(174,975)
Prepaid expenses and other current assets	(23,641)	12,568
Land held for sale or development	(210)	(220)
Accounts payable and accrued expenses	12,682	10,958
Gift instruments, and credit card and loyalty rewards programs	(10,541)	(8,378)
Other long-term liabilities	4,054	2,622
Income taxes receivable/payable	(20,891)	(26,045)
Net cash provided by (used in) operating activities	51,300	(1,126)

CASH FLOWS FROM INVESTING ACTIVITIES:
Property and equipment additions	(95,206)	(50,164)
Proceeds from dispositions of property and equipment	—	10
Purchases of held-to-maturity investment securities	(197,999)	(349,738)
Maturities of held-to-maturity investment securities	197,999	350,000
Proceeds from retirements and maturities of economic development bonds	2,386	6,251
Purchases of economic development bonds	(601)	—
Change in restricted cash of the Trust, net	(504,563)	(315,249)
Change in credit card loans originated externally, net	(90,060)	(22,710)
Other investing changes, net	866	3,584
Net cash used in investing activities	(687,178)	(378,016)

CASH FLOWS FROM FINANCING ACTIVITIES:
Change in unpresented checks net of bank balance	(4,939)	(22,753)
Change in time deposits, net	522,136	77,825
Borrowings on secured obligations of the Trust	777,000	467,500
Repayments on secured obligations of the Trust	(831,400)	(400,000)
Borrowings on revolving credit facilities and inventory financing	554,965	297,690
Repayments on revolving credit facilities and inventory financing	(454,992)	(234,374)
Payments on long-term debt	(171)	(169)
Proceeds from exercise of stock options and employee stock purchase plan issuances, net	16,581	4,425
Excess tax benefits from exercise of stock options	1,531	838
Other financing changes, net	(189)	537
Net cash provided by financing activities	580,522	191,519

Net change in cash and cash equivalents	(55,356)	(187,623)
Cash and cash equivalents, at beginning of period	136,419	582,185
Cash and cash equivalents, at end of period	$81,063	$394,562

Refer to notes to unaudited condensed consolidated financial statements.

CABELA'S INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Dollars in Thousands)
(Unaudited)
	Common Stock Shares	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total

BALANCE, beginning of period	67,287,575	$673	$285,490	$697,293	$965	$984,421
Effect of consolidation of the Trust, net of tax	—	—	—	(89,158)	(3,650)	(92,808)
Comprehensive income:
Net income	—	—	—	45,857	—	45,857
Unrealized gain on economic development bonds, net of taxes of $4,884	—	—	—	—	8,682	8,682
Derivatives adjustment, net of taxes of $23	—	—	—	—	42	42
Foreign currency translation adjustment	—	—	—	—	528	528
Total comprehensive income						55,109
Stock-based compensation	—	—	8,192	—	—	8,192
Employee stock purchase plan issuances	103,717	1	1,733	—	—	1,734
Exercise of employee stock options	505,601	5	2,686	—	—	2,691
Tax benefit on employee stock option exercises	—	—	838	—	—	838
BALANCE, at October 2, 2010	67,896,893	$679	$298,939	$653,992	$6,567	$960,177

BALANCE, beginning of period	68,156,154	$681	$306,149	$720,294	$(2,576)	$1,024,548
Comprehensive income:
Net income	—	—	—	72,792	—	72,792
Unrealized gain on economic development bonds, net of taxes of $4,022	—	—	—	—	7,151	7,151
Derivatives adjustment, net of taxes of ($69)	—	—	—	—	(125)	(125)
Foreign currency translation adjustment	—	—	—	—	(1,803)	(1,803)
Total comprehensive income						78,015
Stock-based compensation	—	—	9,143	—	—	9,143
Exercise of employee stock options	1,415,935	15	16,566	—	—	16,581
Tax benefit on employee stock option exercises	—	—	1,531	—	—	1,531
BALANCE, at October 1, 2011	69,572,089	$696	$333,389	$793,086	$2,647	$1,129,818

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

Cash and Cash Equivalents - Cash and cash equivalents of World's Foremost Bank ("WFB"), Cabela's wholly-owned bank subsidiary, were $46,071, $81,904, and $388,815 at October 1, 2011, January 1, 2011 and October 2, 2010, respectively. Due to regulatory restrictions on WFB, the Company is restricted from using cash held by WFB for non-banking operations.

Reporting Periods - Unless otherwise stated, the fiscal periods referred to in the notes to these condensed consolidated financial statements are the 13 weeks ended October 1, 2011 (the “three months ended October 1, 2011”), the 13 weeks ended October 2, 2010 (the “three months ended October 2, 2010”), the 39 weeks ended October 1, 2011 (the “nine months ended October 1, 2011”), the 39 weeks ended October 2, 2010 (the “nine months ended October 2, 2010”), and the 52 weeks ended January 1, 2011 (the “year ended 2010”). WFB follows a calendar fiscal period and, accordingly, the respective three and nine month periods ended on September 30, 2011 and 2010, and the fiscal year ended on December 31, 2010.

2.    CABELA'S MASTER CREDIT CARD TRUST

The consolidation of the Cabela's Master Credit Card Trust and related entities (collectively referred to as the "Trust") effective January 3, 2010, added to the consolidated balance sheet the securitized credit card loans of the Trust as restricted credit card loans and the obligations of the Trust as secured borrowings. The consolidation of the Trust eliminated retained interests in securitized loans and required the establishment of an allowance for loan losses on the securitized credit card loans. In the condensed consolidated balance sheet, the credit card loans of the Trust are included in credit card loans as “restricted credit card loans of the Trust” and the obligations of the Trust are recorded as secured borrowings in “secured variable funding obligations of the Trust” and “secured long-term obligations of the Trust.”

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

Another feature, which is applicable to the notes issued from the Trust, is one in which excess cash flows generated by the transferred loans are held at the Trust for the benefit of the investors. This cash reserve account funding is triggered when the three-month average excess spread rate of the Trust decreases to below 4.50% or 5.50% (depending on the series) with increasing funding requirements as excess spread levels decline below preset levels or as contractually required by the governing documents. Similar to early amortization, this feature also is designed to protect the investors' interests from loss thus making the cash restricted.  Upon scheduled maturity or early amortization of a securitization, WFB is required to remit principal payments received on the securitized pool of loans to the Trust which are restricted for the repayment of the investors' principal note. Credit card loans performed within established guidelines and no events which could trigger an “early amortization” occurred during the nine months ended October 1, 2011, the year ended January 1, 2011, and the nine months ended October 2, 2010.

The following table presents the components of the consolidated assets and liabilities of the Trust at the periods ended:

	October 1,	January 1,	October 2,
	2011	2011	2010
Consolidated assets:
Restricted credit card loans, net of allowance of $74,840, $90,100, and $94,550	$2,705,014	$2,685,668	$2,387,157
Restricted cash (1)	523,138	18,575	334,657
Total	$3,228,152	$2,704,243	$2,721,814

Consolidated liabilities:
Secured variable funding obligations	$282,000	$393,000	$—
Secured long-term obligations	1,647,500	1,590,900	2,340,400
Interest rate swap	—	—	1,510
Interest due to third party investors	1,805	2,336	3,331
Total	$1,931,305	$1,986,236	$2,345,241

(1) Restricted cash of the Trust accumulated to fund the $500,000 Series 2006-III term securitization that matured on October 17, 2011. The Series 2006-III term securitization was paid in full on October 17, 2011.

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

The following table reflects the composition of the credit card loans at the periods ended:

	October 1,	January 1,	October 2,
	2011	2011	2010
Restricted credit card loans of the Trust (1)	$2,779,854	$2,775,768	$2,481,707
Unrestricted credit card loans	22,225	24,444	15,850
Total credit card loans	2,802,079	2,800,212	2,497,557
Allowance for loan losses	(75,300)	(90,900)	(95,125)
Credit card loans, net	$2,726,779	$2,709,312	$2,402,432

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

CABELA'S INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands Except Share and Per Share Amounts)
(Unaudited)

The following table reflects the activity in the allowance for loan losses by segment for the periods presented:

	Three Months Ended
	October 1, 2011			October 2, 2010
		Restructured Credit Card	Total	Total
	Credit	Credit Card	Credit Card	Credit Card
	Card Loans	Loans	Loans	Loans

Balance, beginning of period	$43,400	$34,400	$77,800	$96,000

Provision for loan losses	10,765	368	11,133	20,028

Charge-offs	(13,397)	(4,449)	(17,846)	(25,526)
Recoveries	2,932	1,281	4,213	4,623
Net charge-offs	(10,465)	(3,168)	(13,633)	(20,903)
Balance, end of period	$43,700	$31,600	$75,300	$95,125

	Nine Months Ended
	October 1, 2011			October 2, 2010
		Restructured Credit Card	Total	Total
	Credit	Credit Card	Credit Card	Credit Card
	Card Loans	Loans	Loans	Loans

Balance, beginning of period	$52,000	$38,900	$90,900	$1,374
Change in allowance for loan losses upon consolidation of the Trust	—	—	—	114,573
	52,000	38,900	90,900	115,947

Provision for loan losses	24,312	3,304	27,616	51,784

Charge-offs	(42,502)	(14,874)	(57,376)	(84,930)
Recoveries	9,890	4,270	14,160	12,324
Net charge-offs	(32,612)	(10,604)	(43,216)	(72,606)
Balance, end of period	$43,700	$31,600	$75,300	$95,125

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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands Except Share and Per Share Amounts)
(Unaudited)

The table below provides information on non-accrual, past due, and restructured credit card loans by class by using the respective quarter FICO score for the periods presented:

	FICO Score of Credit Card Loans Segment			Restructured Credit Card Loans Segment (1)
	679 and Below	680-749	750 and Above		Total
At October 1, 2011:
Credit card loan status:
Current	$354,257	$920,798	$1,402,786	$58,776	$2,736,617
30-59 days past due	15,676	11,176	8,073	5,777	40,702
60-89 days past due	6,248	1,114	222	2,833	10,417
90 or more days past due	9,762	91	50	4,440	14,343
Total past due	31,686	12,381	8,345	13,050	65,462
Total credit card loans	$385,943	$933,179	$1,411,131	$71,826	$2,802,079

90 days or more past due and still accruing	$9,762	$91	$50	$4,241	$14,144
Non-accrual	—	—	—	6,378	6,378

At January 1, 2011:
Credit card loan status:
Current	$353,937	$864,791	$1,445,446	$69,521	$2,733,695
30-59 days past due	13,645	8,267	7,127	7,740	36,779
60-89 days past due	5,775	1,044	240	4,111	11,170
90 or more days past due	11,504	460	53	6,551	18,568
Total past due	30,924	9,771	7,420	18,402	66,517
Total credit card loans	$384,861	$874,562	$1,452,866	$87,923	$2,800,212

90 days or more past due and still accruing	$11,504	$460	$53	$6,160	$18,177
Non-accrual	—	—	—	6,629	6,629
(1) Specific allowance for loan losses of $31,600 and $38,913 at October 1, 2011, and January 1, 2011, respectively, are included in total allowance for loan losses.

CABELA'S INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands Except Share and Per Share Amounts)
(Unaudited)

4.	SECURITIES

Securities consisted of the following for the periods ended:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
October 1, 2011:
Available-for-sale securities:
Economic development bonds	$106,866	$8,356	$(1,592)	$113,630

January 1, 2011:
Available-for-sale securities:
Economic development bonds	$108,640	$2,045	$(6,454)	$104,231

October 2, 2010:
Available-for-sale securities:
Economic development bonds	$109,603	$10,662	$(420)	$119,845

The carrying value and fair value of securities by contractual maturity at October 1, 2011, were as follows:

	Available-for-Sale
	Amortized	Fair
	Cost	Value

For the three months ending December 31, 2011	$1,141	$1,310
For the fiscal years ending:
2012	1,903	2,163
2013	2,207	2,478
2014	5,391	5,909
2015	4,398	4,700
2016 - 2020	29,125	30,823
2021 and thereafter	62,701	66,247
	$106,866	$113,630

At October 1, 2011, and October 2, 2010, none of the securities with a fair value below carrying value were deemed to have other than a temporary impairment.

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

At October 1, 2011:
Series	Expected Maturity Date	Fixed Rate Obligations	Interest Rate	Variable Rate Obligations	Interest Rate	Total Obligations	Interest Rate

2006-III (1)	October 2011	$250,000	5.26%	$250,000	0.40%	$500,000	2.83%
2009-I	March 2012	—		425,000	2.23	425,000	2.23
2010-I	January 2015	—		255,000	1.68	255,000	1.68
2010-II	September 2015	127,500	2.29	85,000	0.93	212,500	1.75
2011-II	June 2016	155,000	2.39	100,000	0.83	255,000	1.78

Total secured obligations		532,500		1,115,000		1,647,500
Less: current maturities		(250,000)		(675,000)		(925,000)
Secured long-term obligations of the Trust, less current maturities		$282,500		$440,000		$722,500

(1) Series 2006-III matured and was paid on October 17, 2011, using restricted cash of the Trust.

At January 1, 2011:
2006-III	October 2011	$250,000	5.26%	$250,000	0.44%	$500,000	2.85%
2008-IV	September 2011	122,500	7.29	75,900	4.49	198,400	6.22
2009-I	March 2012	—		425,000	2.26	425,000	2.26
2010-I	January 2015	—		255,000	1.71	255,000	1.71
2010-II	September 2015	127,500	2.29	85,000	0.96	212,500	1.76

Total secured obligations		500,000		1,090,900		1,590,900
Less: current maturities		(372,500)		(325,900)		(698,400)
Secured long-term obligations of the Trust, less current maturities		$127,500		$765,000		$892,500

At October 2, 2010:
2005-I	October 2010	$140,000	4.97%	$109,500	0.54%	$249,500	2.99%
2006-III	October 2011	250,000	5.26	250,000	0.45	500,000	2.83
2008-I	December 2010	461,500	4.37	38,500	3.83	500,000	4.29
2008-IV	September 2011	122,500	7.29	75,900	4.51	198,400	6.18
2009-I	March 2012	—		425,000	2.28	425,000	2.28
2010-I	January 2015	—		255,000	1.74	255,000	1.74
2010-II	September 2015	127,500	2.29	85,000	0.97	212,500	1.72

Total secured obligations		1,101,500		1,238,900		2,340,400
Less: current maturities		(724,000)		(223,900)		(947,900)
Secured long-term obligations of the Trust, less current maturities		$377,500		$1,015,000		$1,392,500

CABELA'S INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands Except Share and Per Share Amounts)
(Unaudited)

The Trust also issues variable funding facilities which are considered secured borrowings backed by credit card loans. WFB entered into two new variable funding facilities, each with a financial institution for three years, in the amounts of $300,000 and $350,000 on March 29, 2011 and September 15, 2011, respectively. At October 1, 2011, the Trust had three variable funding facilities with $875,000 in available capacity and $282,000 outstanding.  Two of the three variable funding facilities are scheduled to mature in March 2014, and one is scheduled to mature in September 2014. Each of these variable funding facilities includes an option to renew. Variable rate note interest is priced at a benchmark rate, London Interbank Offered Rate ("LIBOR"), or commercial paper rate, plus a spread, which ranges from 0.50% to 0.85%.  The variable rate notes provide for a fee ranging from 0.25% to 0.40% on the unused portion of the facilities.  During the nine months ended October 1, 2011, the average balance outstanding on these notes was $48,500, with a weighted average interest rate of 0.84%. During the nine months ended October 2, 2010, the average balance outstanding on these notes was $4,615, with a weighted average interest rate of 1.72%.

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

WFB has unsecured federal funds purchase agreements with two financial institutions.  The maximum amount that can be borrowed is $85,000. There were no amounts outstanding at October 1, 2011, January 1, 2011, or October 2, 2010.  During the nine months ended October 1, 2011, the daily average balance outstanding was $67 with a weighted average rate of 0.75%. There were no borrowings during the nine months ended October 2, 2010.

6.	LONG-TERM DEBT AND CAPITAL LEASES

Long-term debt, including revolving credit facilities and capital leases, consisted of the following at the periods ended:

	October 1,	January 1,	October 2,
	2011	2011	2010
Unsecured revolving credit facility of $350,000 expiring June 30, 2012, with interest at 1.12% at October 1, 2011	$97,853	$—	$60,000
Unsecured notes due 2016 with interest at 5.99%	215,000	215,000	215,000
Unsecured senior notes due 2017 with interest at 6.08%	60,000	60,000	60,000
Unsecured senior notes due 2012-2018 with interest at 7.20%	57,000	57,000	57,000
Unsecured revolving credit facility of $15,000 CAD expiring June 30, 2013, with interest at 3.00% at October 1, 2011	2,147	—	9,658
Capital lease obligations payable through 2036	12,980	13,152	13,207
Total debt	444,980	345,152	414,865
Less current portion of debt	(106,236)	(230)	(227)
Long-term debt, less current maturities	$338,744	$344,922	$414,638

The Company has a credit agreement providing for a $350,000 unsecured revolving credit facility through June 2012.  The credit facility may be increased to $450,000 and permits the issuance of up to $200,000 in letters of credit and standby letters of credit, which reduce the overall credit limit available under the credit facility.

During the nine months ended October 1, 2011, and October 2, 2010, the average principal balance outstanding on the revolving credit facility was $83,783 and $20,416, respectively, with a weighted average interest rate of 1.15% and 1.45%.  Outstanding letters of credit and standby letters of credit totaled $17,052 at October 1, 2011, and $29,945 at October 2, 2010. The average balance outstanding of total letters of credit during the nine months ended October 1, 2011, and October 2, 2010, was $12,026 and $18,029, respectively.

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

In addition, the Company has financing agreements that allow certain boat and all-terrain vehicle merchandise vendors to give the Company extended payment terms.  The vendors are responsible for all interest payments, with certain exceptions, for the financing period and the financing company holds a security interest in the specific inventory held by the Company. Cabela's revolving credit facility limits this security interest to $50,000.  The extended payment terms to the vendor do not exceed one year.  The outstanding liability, included in accounts payable, was $918, $537, and $1,116, at October 1, 2011, January 1, 2011, and October 2, 2010, respectively.

At October 1, 2011, the Company was in compliance with all financial covenants under the credit agreements and unsecured notes. As of October 1, 2011, Cabela's was in compliance with its financial covenant requirements under the $350,000 credit agreement with a fixed charge coverage ratio of 4.85 to 1 (minimum requirement is 1.5 to 1), a cash flow leverage ratio of 1.36 to 1 (requirement is no more than 3.0 to 1), and tangible net worth that was $532,220 in excess of the minimum.

7.	IMPAIRMENT AND RESTRUCTURING CHARGES

Impairment and restructuring charges consisted of the following for the periods ended:

	Three Months Ended		Nine Months Ended
	October 1,	October 2,	October 1,	October 2,
	2011	2010	2011	2010
Impairment losses on:
Land held for sale	$3,412	$—	$3,676	$1,834
Property, equipment and other assets	—	2,997	—	2,997
Restructuring charges for:
Severance and related benefits	76	—	767	—
	$3,488	$2,997	$4,443	$4,831

Long-lived assets of the Company are evaluated for possible impairment whenever changes in circumstances may indicate that the carrying value of an asset may not be recoverable. During the three and nine months ended October 1, 2011, and October 2, 2010, the Company evaluated the recoverability of certain land held for sale, property, equipment, and economic development bonds. In accordance with accounting guidance on asset valuations, the Company recognized impairment losses totaling $3,412 and $3,676 for the three and nine months ended October 1, 2011, respectively. The Company recognized impairment losses totaling $2,997 and $4,831 for the three and nine months ended October 2, 2010, respectively.  Trends and management projections could change undiscounted cash flows in future periods which could trigger possible future write downs. In the three and nine months ended October 1, 2011, the Company incurred charges of $76 and $767, respectively, for severance and related benefits. All impairment and restructuring charges were recorded to the Corporate Overhead and Other segment.

CABELA'S INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands Except Share and Per Share Amounts)
(Unaudited)

8.	INCOME TAXES

A reconciliation of the statutory federal tax rate to the effective income tax rate was as follows for the periods presented.

	Three Months Ended		Nine Months Ended
	October 1,	October 2,	October 1,	October 2,
	2011	2010	2011	2010

Statutory federal rate	35.0%	35.0%	35.0%	35.0%
State income taxes, net of federal tax benefit	1.4	1.6	1.9	2.3
Rate differential on foreign income	(3.6)	(1.0)	(3.8)	(3.2)
Other nondeductible items	(0.7)	3.2	(0.1)	0.5
Change in unrecognized tax benefits	1.2	0.7	0.8	1.1
Other, net	(1.3)	(1.6)	(0.6)	(0.5)
	32.0%	37.9%	33.2%	35.2%

The balance of unrecognized tax benefits totaled $48,616, $43,198, and $6,995 at October 1, 2011, January 1, 2011, and October 2, 2010, respectively. The increases compared to October 2, 2010, were due primarily to our assessment at the end of 2010 of uncertain tax positions reflected in prior year tax returns. During the nine months ended October 1, 2011, the Company paid $38,418 as a deposit for federal taxes related to prior period tax positions. The deposit is classified as a current asset netted within income taxes receivable and deferred income taxes in the condensed consolidated balance sheet.

9.	COMMITMENTS AND CONTINGENCIES

The Company leases various buildings, computer and other equipment, and storage space under operating leases which expire on various dates through January 2037.  Rent expense on these leases as well as other month to month rentals was $2,414 and $7,048 for the three and nine months ended October 1, 2011, respectively, and $1,828 and $5,174 for the three and nine months ended October 2, 2010, respectively. The following is a schedule of future minimum rental payments under operating leases at October 1, 2011:

For the three months ending December 31, 2011	$2,112
For the fiscal years ending:
2012	9,625
2013	10,080
2014	8,531
2015	7,844
Thereafter	122,621
$160,813

The Company has lease agreements for certain retail store locations.  The Company did not receive any tenant allowances under these leases during the three and nine months ended October 1, 2011, and October 2, 2010, and does not expect to receive any tenant allowances under these leases in the remainder of 2011.  Certain leases require the Company to pay contingent rental amounts based on a percentage of sales, in addition to real estate taxes, insurance, maintenance, and other operating expenses associated with the leased premises. These leases have terms which include renewal options ranging from 10 to 70 years.

CABELA'S INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands Except Share and Per Share Amounts)
(Unaudited)

The Company has entered into real estate purchase, construction, and/or economic development agreements for various new retail store site locations.  At October 1, 2011, the Company had total estimated cash commitments of approximately $75,100 outstanding for projected retail store-related expenditures and the purchase of future economic development bonds connected with the development, construction, and completion of new retail stores. This does not include any amounts for contractual obligations associated with retail store locations where the Company is in the process of certain negotiations.

Under various grant programs, state or local governments provide funding for certain costs associated with developing and opening a new retail store. The Company generally receives grant funding in exchange for commitments, such as assurance of agreed employment and wage levels at the retail store or that the retail store will remain open, made by the Company to the state or local government providing the funding. The commitments typically phase out over five to 10 years. If the Company failed to maintain the commitments during the applicable period, the funds received may have to be repaid or other adverse consequences may arise, which could affect the Company's cash flows and profitability.  At October 1, 2011, January 1, 2011, and October 2, 2010, the total amount of grant funding subject to specific contractual remedies was $11,247, $12,625, and $18,479, respectively.

The Company operates an open account document instructions program, which provides for Cabela's-issued letters of credit.  The Company had obligations to pay participating vendors $56,614, $43,749, and $81,969 at October 1, 2011, January 1, 2011, and October 2, 2010, respectively.

WFB enters into financial instruments with off balance sheet risk in the normal course of business through the origination of unsecured credit card loans. Unsecured credit card accounts are commitments to extend credit and totaled $16,698,000, $15,797,000, and $13,361,000 at October 1, 2011, January 1, 2011, and October 2, 2010, respectively. These commitments are in addition to any current outstanding balances of a cardholder. Unsecured credit card loans involve, to varying degrees, elements of credit risk in excess of the amount recognized in the condensed consolidated balance sheets. The principal amounts of these instruments reflect WFB's maximum related exposure. WFB has not experienced and does not anticipate that all customers will exercise the entire available line of credit at any given point in time. WFB has the right to reduce or cancel the available lines of credit at any time.

Litigation and Claims - The Company is party to various legal proceedings arising in the ordinary course of business.  These actions include commercial, intellectual property, employment, regulatory, and product liability claims. Some of these actions involve complex factual and legal issues and are subject to uncertainties. The activities of WFB are subject to complex federal and state laws and regulations. WFB's regulators are authorized to impose penalties for violations of these laws and regulations and, in some cases, to order WFB to pay restitution. The Company cannot predict with assurance the outcome of the actions brought against it.  Accordingly, adverse developments, settlements, or resolutions may occur and have a material adverse effect on the Company's results of operations for the period in which such development, settlement, or resolution occurs. However, the Company does not believe that the outcome of any current legal proceeding would have a material adverse effect on its financial condition taken as a whole.

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

 Stock-Based Compensation - The Company recognized stock-based compensation expense of $3,126 and $9,476 for the three and nine months ended October 1, 2011, respectively, and $2,831 and $8,447 and for the three and nine months ended October 2, 2010.  Compensation expense related to the Company's stock-based payment awards is recognized in selling, distribution, and administrative expenses in the condensed consolidated statements of income. At October 1, 2011, the total unrecognized deferred stock-based compensation balance for all equity awards issued, net of expected forfeitures, was $11,348, net of tax, which is expected to be amortized over a weighted average period of 1.9 years.

CABELA'S INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands Except Share and Per Share Amounts)
(Unaudited)

Employee Stock Options - During the nine months ended October 1, 2011, there were 229,970 options granted to employees under the Cabela's Incorporated 2004 Stock Plan (the “2004 Plan”) at a weighted average exercise price of $26.74 per share and 18,000 options granted to non-employee directors at a weighted average exercise price of $23.85 per share.  These options have an eight-year term and vest over three years for employees and one year for non-employee directors.  At October 1, 2011, there were 5,150,460 awards outstanding and 2,688,269 additional shares available for grant under the 2004 Plan.

At October 1, 2011, under Cabela's Incorporated 1997 Stock Option Plan (the “1997 Plan”), there were 118,893 options outstanding with no shares available for grant. Options issued expire on the fifth or the tenth anniversary of the date of the grant under the 1997 Plan.

During the nine months ended October 1, 2011, there were 1,625,869 awards exercised.  The aggregate intrinsic value of awards exercised during the nine months ended October 1, 2011, was $26,967 compared to $7,372 during the nine months ended October 2, 2010.  Based on the Company's closing stock price of $20.49 at October 1, 2011, the total number of in-the-money awards exercisable was 2,846,994.

Nonvested Stock and Stock Unit Awards - During the nine months ended October 1, 2011, the Company issued 374,479 units of nonvested stock under the 2004 Plan to employees at a fair value of $26.82 per unit. These nonvested stock units vest evenly over three years on the grant date anniversary based on the passage of time.  On March 2, 2011, the Company also issued 66,000 performance-based restricted stock units under the 2004 Plan to certain executives at a fair value of $26.89 per unit.  These performance-based restricted stock units are subject to a performance criteria vesting condition for fiscal 2011 and will begin vesting in three equal annual installments on March 2, 2012, if the performance criteria is met.

Employee Stock Purchase Plan - The maximum number of shares of common stock available for issuance under the Cabela's Employee Stock Purchase Plan is 1,835,000.  During the nine months ended October 1, 2011, there were 78,482 shares issued. At October 1, 2011, there were 772,433 shares authorized and available for issuance.

11.	STOCKHOLDERS' EQUITY AND DIVIDEND RESTRICTIONS

The most significant restrictions on the payment of dividends are contained within the covenants under the Company's revolving credit and unsecured senior notes purchase agreements. Also, Nebraska banking laws govern the amount of dividends that WFB can pay to Cabela's. At October 1, 2011, the Company had unrestricted retained earnings of $131,997 available for dividends. However, the Company has never declared or paid any cash dividends on its common stock, and does not anticipate paying any cash dividends in the foreseeable future.

Effective August 23, 2011, the Company's Board of Directors authorized a share repurchase program to repurchase up to 800,000 shares of its outstanding common stock in open market transactions beginning October 31, 2011, through February 29, 2012. The Board of Directors also authorized additional stock repurchases to offset future equity grants. The share repurchase program does not obligate the Company to repurchase any outstanding shares of its common stock, and the program may be limited or terminated at any time.

Effective June 14, 2011, the Company amended its Amended and Restated Certificate of Incorporation eliminating its Class B nonvoting common stock. Shareholders of the Company approved such amendments to eliminate this class of nonvoting common stock at the Company's annual meeting of shareholders held on June 8, 2011.

CABELA'S INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands Except Share and Per Share Amounts)
(Unaudited)

12.	EARNINGS PER SHARE

The following table reconciles the number of shares utilized in the earnings per share calculations for the periods presented.

	Three Months Ended		Nine Months Ended
	October 1,	October 2,	October 1,	October 2,
	2011	2010	2011	2010
Weighted average number of shares:
Common shares - basic	69,554,229	67,881,158	69,203,978	67,703,805
Effect of incremental dilutive securities:
Stock options, nonvested stock units, and employee stock purchase plan shares	1,459,632	857,107	2,190,934	1,075,501
Common shares - diluted	71,013,861	68,738,265	71,394,912	68,779,306

Stock options outstanding and nonvested stock units issued considered anti-dilutive excluded from calculation	228,545	2,955,789	179,808	2,646,489

13.	SUPPLEMENTAL CASH FLOW INFORMATION

The following table sets forth non-cash financing and investing activities and other cash flow information for the periods presented.

	Nine Months Ended
	October 1,	October 2,
	2011	2010
Non-cash financing and investing activities:
Accrued property and equipment additions (1)	$13,119	$11,203
Contribution of land received	—	7,047

Other cash flow information:
Interest paid (2), net of capitalized interest	85,593	101,297
Income taxes, net	41,657	31,247

(1)	Accrued property and equipment additions are recognized in the condensed consolidated statements of cash flows in the period they are paid.

(2)	Includes interest from WFB totaling $55,750 and $70,658.

14.	SEGMENT REPORTING

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

Segment assets are those directly used in or clearly allocable to an operating segment's operations.  For the Retail segment, assets include inventory in the retail stores, land, buildings, fixtures, and leasehold improvements. For the Direct segment, assets include deferred catalog costs and fixed assets. Goodwill totaling $3,351, $3,519, and $3,442 at October 1, 2011, January 1, 2011, and October 2, 2010, respectively, was included in the Retail segment. The change in the carrying value of goodwill between periods is due to foreign currency adjustments. For the Financial Services segment, assets include cash, credit card loans, restricted cash, receivables, fixtures, and other assets. Cash and cash equivalents of WFB were $46,071, $81,904, and $388,815 at October 1, 2011, January 1, 2011, and October 2, 2010, respectively.  Assets for the Corporate Overhead and Other segment include corporate headquarters and facilities, merchandise distribution inventory, shared technology infrastructure and related information systems, corporate cash and cash equivalents, economic development bonds, prepaid expenses, deferred income taxes, and other corporate long-lived assets.  Depreciation, amortization, and property and equipment expenditures are recognized in each respective segment.  Intercompany revenue between segments was eliminated in consolidation.

Financial information by segment is presented in the following tables for the periods presented:

Three Months Ended October 1, 2011:	Retail	Direct	Financial Services	Corporate Overhead and Other	Total

Merchandise sales	$393,434	$210,854	$—	$—	$604,288
Non-merchandise revenue:
Financial Services	—	—	71,438	—	71,438
Other	403	—	—	2,481	2,884
Total revenue	$393,837	$210,854	$71,438	$2,481	$678,610

Operating income (loss)	$66,269	$37,054	$14,884	$(64,718)	$53,489
As a percentage of revenue	16.8%	17.6%	20.8%	N/A	7.9%

Depreciation and amortization	$10,477	$1,758	$240	$5,502	$17,977
Assets	907,662	153,455	3,403,734	737,621	5,202,472

Three Months Ended October 2, 2010:

Revenue from external customers	$368,704	$216,989	$53,561	$3,997	$643,251
Revenue (loss) from internal customers	—	1,570	(118)	(1,452)	—
Total revenue	$368,704	$218,559	$53,443	$2,545	$643,251

Operating income (loss)	$51,865	$31,505	$13,123	$(59,852)	$36,641
As a percentage of revenue	14.1%	14.4%	24.6%	N/A	5.7%

Depreciation and amortization	$10,235	$1,066	$287	$6,097	$17,685
Assets	885,273	107,973	3,218,264	683,597	4,895,107

CABELA'S INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands Except Share and Per Share Amounts)
(Unaudited)

Nine Months Ended October 1, 2011:	Retail	Direct	Financial Services	Corporate Overhead and Other	Total

Merchandise sales	$1,023,904	$577,903	$—	$—	$1,601,807
Non-merchandise revenue:
Financial Services	—	—	214,086	—	214,086
Other	931	—	—	10,597	11,528
Total revenue	$1,024,835	$577,903	$214,086	$10,597	$1,827,421

Operating income (loss)	$154,585	$104,108	$43,122	$(180,130)	$121,685
As a percentage of revenue	15.1%	18.0%	20.1%	N/A	6.7%

Depreciation and amortization	$30,683	$4,878	$742	$16,733	$53,036
Assets	907,662	153,455	3,403,734	737,621	5,202,472

Nine Months Ended October 2, 2010:

Revenue from external customers	$933,946	$609,925	$170,264	$14,696	$1,728,831
Revenue (loss) from internal customers	—	2,919	(349)	(2,570)	—
Total revenue	$933,946	$612,844	$169,915	$12,126	$1,728,831

Operating income (loss)	$110,912	$92,347	$39,182	$(159,192)	$83,249
As a percentage of revenue	11.9%	15.1%	23.1%	N/A	4.8%

Depreciation and amortization	$30,272	$3,413	$865	$17,847	$52,397
Assets	885,273	107,973	3,218,264	683,597	4,895,107

The components and amounts of total revenue for the Financial Services business segment were as follows for the periods presented.

	Three Months Ended		Nine Months Ended
	October 1,	October 2,	October 1,	October 2,
	2011	2010	2011	2010
Interest and fee income	$70,130	$67,616	$204,130	$205,727
Interest expense	(19,648)	(22,682)	(55,508)	(65,779)
Provision for loan losses	(11,133)	(20,028)	(27,616)	(51,784)
Net interest income, net of provision for loan losses	39,349	24,906	121,006	88,164
Non-interest income:
Interchange income	67,474	58,914	192,377	166,364
Other non-interest income	3,481	3,288	9,784	9,105
Total non-interest income	70,955	62,202	202,161	175,469
Less: Customer rewards costs	(38,866)	(33,665)	(109,081)	(93,718)
Financial Services revenue	$71,438	$53,443	$214,086	$169,915

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

The following chart sets forth the percentage of the Company's merchandise revenue contributed by each of the five product categories for our Retail and Direct businesses and in total for the three and nine months ended October 1, 2011, and October 2, 2010.

Three Months Ended:	Retail		Direct		Total
	October 1,	October 2,	October 1,	October 2,	October 1,	October 2,
Product Category	2011	2010	2011	2010	2011	2010

Hunting Equipment	47.6%	47.9%	39.9%	40.3%	44.9%	45.1%
Clothing and Footwear	21.8	21.7	29.8	28.8	24.6	24.3
Fishing and Marine	13.6	13.4	10.7	11.1	12.6	12.6
Camping	9.4	9.4	12.9	13.1	10.6	10.7
Gifts and Furnishings	7.6	7.6	6.7	6.7	7.3	7.3
Total	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

Nine Months Ended:	Retail		Direct		Total
	October 1,	October 2,	October 1,	October 2,	October 1,	October 2,
Product Category	2011	2010	2011	2010	2011	2010

Hunting Equipment	45.1%	44.5%	34.7%	36.6%	41.5%	41.5%
Clothing and Footwear	20.5	20.2	29.3	27.2	23.5	22.8
Fishing and Marine	17.8	18.2	15.5	15.9	17.0	17.4
Camping	8.6	8.9	12.6	12.8	10.0	10.3
Gifts and Furnishings	8.0	8.2	7.9	7.5	8.0	8.0
Total	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

15.	FAIR VALUE MEASUREMENTS

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

Level 3 is comprised of financial instruments whose fair value is estimated based on internally developed models or methodologies utilizing significant inputs that are primarily unobservable from objective sources. In determining the appropriate hierarchy levels, the Company performed an analysis of the assets and liabilities that are subject to fair value measurements and determined that at October 1, 2011, all applicable financial instruments carried on our condensed consolidated balance sheets were classified as Level 3. For the nine months ended October 1, 2011, and October 2, 2010, there were no transfers in or out of Levels 1, 2, or 3.

CABELA'S INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands Except Share and Per Share Amounts)
(Unaudited)

The Company's recurring financial instruments classified as Level 3 for valuation purposes consists of economic development bonds. The table below presents changes in fair value of the economic development bonds measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the periods presented:

	Three Months Ended		Nine Months Ended
	October 1,	October 2,	October 1,	October 2,
	2011	2010	2011	2010

Balance, beginning of period	$102,846	$107,397	$104,231	$108,491
Total gains or losses:
Included in earnings - realized	—	—	13	—
Included in accumulated other comprehensive income - unrealized	11,670	13,271	11,170	13,566
Purchases, issuances, and settlements:
Purchases	—	—	601	—
Issuances	—	—	—	—
Settlements	(886)	(823)	(2,385)	(2,212)
	(886)	(823)	(1,784)	(2,212)
Balance, end of period	$113,630	$119,845	$113,630	$119,845

 Fair values of the Company's economic development bonds were estimated using discounted cash flow projection estimates based on available market interest rates and the estimated amounts and timing of expected future payments to be received from municipalities under tax development zones. These fair values do not reflect any premium or discount that could result from offering these bonds for sale or through early redemption, or any related income tax impact. Declines in the fair value of available-for-sale economic development bonds below cost that are deemed to be other than temporary are reflected in earnings. At October 1, 2011, and October 2, 2010, none of the bonds with a fair value below carrying value were deemed to have other than a temporary impairment.

The Company evaluates the recoverability of property and equipment, land held for sale, and goodwill and intangibles on an annual basis or more frequently if indicators of impairment exist using significant unobservable inputs. During the three and nine months ended October 1, 2011, the Company evaluated the recoverability of certain land held for sale and property and recognized impairment losses totaling $3,412 and $3,676, respectively. For the three months ended October 1, 2011, the Company recognized a write-down of $3,412 as land held for sale with a total carrying amount of $25,145 was written down to its fair value of $21,733. For the three months ended July 2, 2011, the Company recognized a write-down of $87 relating to certain property and an impairment charge of $177 as land held for sale with a total carrying amount of $1,432 was written down to its fair value of $1,225.

For the three and nine months ended October 2, 2010, the Company recognized impairment losses totaling $2,997 and$4,831, respectively. For the three months ended October 2, 2010, we recognized write-downs totaling $2,997 during our evaluation of the recoverability of certain property, equipment, and other assets. For the three months ended July 3, 2010, the Company recognized an impairment charge of $1,834 as land held for sale with a total carrying amount of $9,054 was written down to its fair value of $7,220. Trends and management projections could change undiscounted cash flows in future periods which could trigger possible future write downs.

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

The following table provides the estimated fair values of financial instruments not carried at fair value at the periods ended:

	October 1, 2011		January 1, 2011		October 2, 2010
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial Assets:
Credit card loans, net	$2,726,779	$2,726,779	$2,709,312	$2,709,312	$2,402,432	$2,402,432

Financial Liabilities:
Time deposits	1,034,887	1,077,170	512,751	545,461	554,488	588,667
Secured long-term obligations of the Trust	1,647,500	1,626,580	1,590,900	1,577,779	2,340,400	2,347,954
Long-term debt	444,980	443,591	345,152	340,939	414,865	410,612

16.	ACCOUNTING PRONOUNCEMENTS

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

CABELA'S INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands Except Share and Per Share Amounts)
(Unaudited)

Effective April 5, 2011, the FASB issued ASU No. 2011-02, A Creditor's Determination of Whether Restructuring is a Troubled Debt Restructuring, which clarifies when a loan modification or restructuring is considered a troubled debt restructuring. This guidance clarifies what constitutes a concession and whether the debtor is experiencing financial difficulties, even if not currently in default. An entity should disclose the total amount of receivables and the allowance for credit losses as of the end of the period of adoption related to those receivables that are newly considered impaired. The amendments in ASU 2011-02 were effective for the third quarter of fiscal 2011 for the Company, and were applied retrospectively to modifications occurring on or after the beginning of fiscal year 2011. The adoption of the provisions of this ASU did not have a material impact on our financial position or results of operations.
Effective June 16, 2011, the FASB issued ASU No. 2011-05, Comprehensive Income, requiring entities to report components of other comprehensive income in either a single continuous statement or in two separate but consecutive statements of net income and other comprehensive income. ASU 2011-05 is effective for financial statements issued by the Company after January 1, 2012. We intend to provide the required financial reporting presentation upon the effective date.
Effective September 15, 2011, the FASB issued ASU No. 2011-08, Testing Goodwill for Impairment, which gives companies testing goodwill for impairment the option of performing a qualitative assessment before calculating the fair value of a reporting unit in step one of the goodwill impairment test. If companies determine, based on qualitative factors, that the fair value of a reporting unit is more likely than not less than the carrying amount, the two-step impairment test would be required. Otherwise, further testing would not be needed. ASU 2011-08 is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, or effective for the first quarter of 2012 for the Company. Early adoption is permitted. We are evaluating the provisions of this ASU but do not believe that its adoption will have a material impact on our financial position or results of operations.

17.	SUBSEQUENT EVENTS

On October 1, 2011, WFB had accumulated $523,138 in restricted cash accounts of the Trust to fund the $500,000 Series 2006-III term securitization that matured October 17, 2011. On October 17, 2011, the Series 2006-III term securitization was paid in full on.

On October 27, 2011, the Trust sold $300,000 of asset-backed notes, Series 2011-IV. This securitization transaction included the issuance of $255,000 of Class A notes and three subordinated classes of notes in the aggregate principal amount of $45,000. WFB retained each of the subordinated classes of notes which will be eliminated in the consolidation of our condensed consolidated financial statements. Each class of notes issued in the securitization transaction has an expected life of approximately five years, with a contractual maturity of approximately eight years. This securitization transaction was used to refinance asset-backed notes issued by the Trust that matured in 2011 and to fund growth in restricted credit card loans.

Management of the Company evaluated subsequent events through the filing date of this Form 10-Q and determined that there were no other subsequent events to recognize or disclose in the condensed consolidated financial statements presented herein.

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

Critical Accounting Policies and Use of Estimates

Our critical accounting policies and use of estimates utilized in the preparation of the condensed consolidated financial statements as of October 1, 2011, remain unchanged from January 1, 2011.

Cabela's®

We are a leading specialty retailer, and the world's largest direct marketer, of hunting, fishing, camping, and related outdoor merchandise.  We provide a quality service to our customers who enjoy an outdoor lifestyle by supplying outdoor products through our multi-channel retail business consisting of our Retail and Direct business segments. Our Retail business segment consists of 34 stores, including three new stores that opened in 2011: Allen, Texas, on April 14th, Springfield, Oregon, on May 5th, and Edmonton, Alberta, Canada, on August 4th. We now have 32 stores located in the United States and two in Canada.  Our Direct business segment is comprised of our highly acclaimed Internet website which is supplemented by our catalog distributions as a selling and marketing tool.

Our Financial Services business segment also plays an integral role in supporting our merchandising business.  Our Financial Services business segment is comprised of our credit card services which reinforces our strong brand and strengthens our customer loyalty through our credit card loyalty programs.

Executive Overview

	Three Months Ended
	October 1, 2011	October 2, 2010	Increase (Decrease)	% Change
	(Dollars in Thousands Except Earnings Per Diluted Share)
Revenue:
Retail	$393,837	$368,704	$25,133	6.8%
Direct	210,854	218,559	(7,705)	(3.5)
Total	604,691	587,263	17,428	3.0
Financial Services	71,438	53,443	17,995	33.7
Other revenue	2,481	2,545	(64)	(2.5)
Total revenue	$678,610	$643,251	$35,359	5.5

Operating income	$53,489	$36,641	$16,848	46.0

Earnings per diluted share	$0.47	$0.29	$0.18	62.1

	Nine Months Ended
	October 1, 2011	October 2, 2010	Increase (Decrease)	% Change
	(Dollars in Thousands Except Earnings Per Diluted Share)
Revenue:
Retail	$1,024,835	$933,946	$90,889	9.7%
Direct	577,903	612,844	(34,941)	(5.7)
Total	1,602,738	1,546,790	55,948	3.6
Financial Services	214,086	169,915	44,171	26.0
Other revenue	10,597	12,126	(1,529)	(12.6)
Total revenue	$1,827,421	$1,728,831	$98,590	5.7

Operating income	$121,685	$83,249	$38,436	46.2

Earnings per diluted share	$1.02	$0.67	$0.35	52.2

Revenues in the three months ended October 1, 2011, totaled $679 million, an increase of $35 million, or 5.5%, over the three months ended October 2, 2010.  Total merchandise sales increased a net of $17 million comparing the three month periods primarily due to a net increase of $30 million in revenue from new retail stores, partially offset by a decrease of $8 million in Direct revenue, and a decrease of $6 million, or 1.6%, in comparable store sales. We reduced promotional discounts in the three months ended October 1, 2011, compared to the three months ended October 2, 2010, by eliminating unprofitable retail store promotions which resulted in a decrease in comparable store sales.

Revenues in the nine months ended October 1, 2011, totaled $1.8 billion, an increase of $99 million, or 5.7%, over the nine months ended October 2, 2010.  Total merchandise sales increased a net of $56 million comparing the nine month periods primarily due to an increase of $55 million in revenue from new retail stores and an increase of $30 million, or 3.3%, in comparable store sales. These increases were partially offset by a decrease of $35 million in Direct revenue.

Direct revenue in the three and nine months ended October 2, 2010, included revenue of $4 million and $13 million, respectively, from our non-core home restoration products business that we divested in October 2010. The remaining decreases in Direct revenue comparing the three and nine month periods was primarily a result of ammunition and shooting categories returning to more normalized levels.

Financial Services revenue increased $18 million, or 33.7%, in the three months ended October 1, 2011, compared to the three months ended October 2, 2010, and $44 million, or 26.0%, in the nine months ended October 1, 2011, compared to the nine months ended October 2, 2010, primarily due to an increase in interchange income, lower loan losses and interest expense, and growth in the number of active accounts and average balance per account, partially offset by higher customer reward costs.

Operating income increased $17 million, or 46.0%, in the three months ended October 1, 2011, compared to the three months ended October 2, 2010, and operating income as a percentage of revenue increased 220 basis points over the same period. In the nine months ended October 1, 2011, operating income increased $38 million, or 46.2%, compared to the nine months ended October 2, 2010, and operating income as a percentage of revenue increased 190 basis points. These increases in total operating income and total operating income as a percentage of total revenue in the 2011 periods compared to the 2010 periods were primarily due to increases in revenue from our Retail and Financial Services segments as well as increases in our merchandise gross profit. These increases were partially offset by lower revenue from our Direct business segment and higher operating expenses. Selling, distribution, and administrative expenses were higher due to increases in comparable and new store costs, pre-opening costs, and costs related to supporting our customer relationship management system. The increase in selling, distribution, and administrative expenses in the three months ended October 1, 2011, was partially offset by a charge of $18 million that we had accrued for in the first quarter of 2010 related to the 2009 Federal Deposit Insurance Corporation ("FDIC") examination. On March 3, 2011, we settled all matters related to the FDIC's findings associated with its 2009 compliance examination.

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

 In the first three quarters of 2011, management continues to emphasize our key financial metrics: merchandise gross margin, Retail segment operating margin, total revenue growth, retail expansion, and growth of our Cabela's CLUB Visa loyalty program. Improvements in these metrics have led to an increase in our return on invested capital, an important measure that we use to monitor our efficient and effective use of capital. Our return on invested capital measures how effectively we have deployed capital in our operations in generating cash flows. Increases in our return on invested capital, on an after-tax basis, indicate improvements in our use of capital, thereby creating value in our Company.

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

We have improved our retail store merchandising processes, management information systems, and distribution and logistics capabilities.  We have also improved our visual merchandising within the stores and coordinated merchandise at our stores by adding more regional product assortments. To enhance customer service at our retail stores, we have increased our staff of outfitters and have continued our management training and mentoring programs that we implemented in 2010. Our Retail segment benefited from the improvements in the operations of the Financial Services segment, as the marketing fee paid by the Financial Services segment increased $8 million and $31 million, respectively, in the three and nine months ended October 1, 2011, compared to the three and nine months ended October 2, 2010. In addition, comparing the three and nine months ended October 1, 2011, to the three and nine months ended October 2, 2010:

•	operating income increased $14 million and $44 million, respectively;

•	operating income as a percentage of Retail business segment revenue increased 270 basis points to 16.8% and 320 basis points to 15.1%, respectively; and

•
comparable store sales decreased 1.6% quarter over quarter due to the reduction of promotional discounts, but increased 3.3% comparing the nine months ended October 1, 2011, to the nine months ended October 2, 2010.

•	Improve Merchandise Performance: Improve margins and minimize unproductive inventory by focusing on vendors, assortment planning, and inventory management.

We continue concentrating our efforts in detailed pre-season planning, in-season monitoring of sales, and management of inventory to focus product assortment on our core customer base.  We also continue working with vendors to negotiate the best prices on products and to manage inventory levels, as well as to ensure vendors deliver all products and services as expected. Our merchandise gross profit as a percentage of merchandise revenue increased 140 basis points to 35.9% in the three months ended October 1, 2011, compared to the three months ended October 2, 2010, and 70 basis points to 35.2% in the nine months ended October 1, 2011, compared to the nine months ended October 2, 2010.

•
Retail Expansion: Our goal is to increase our retail presence across the United States and Canada by developing a profitable retail expansion strategy that takes into consideration not only site location, but also the strategic size for each store in its given market.

We incorporated our next generation store format into our three new stores that opened in 2011: Allen, Texas, in April, Springfield, Oregon, in May, and Edmonton, Alberta, Canada, in August. We have also announced plans to open five next generation stores in 2012: Wichita, Kansas; Tulalip, Washington; Rogers, Arkansas; Charleston, West Virginia; and Saskatoon, Saskatchewan, Canada.

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

We expanded our mobile and social marketing initiatives by recently launching new mobile technology enhancements that include a fully-integrated mobile site that displays our entire inventory assortment, which will improve the customers' portable shopping experience. In addition, we have launched a Facebook shopping outlet to support our growing customer fan base, which is now over 1.4 million fans. We have seen early successes in our mobile and social marketing and we will continue to utilize best-in-class technology to improve our customers' digital shopping experience and build on the advances we have already made in digital marketing to capitalize on the ways our customers shop.

Operating income for our Direct business segment increased $6 million to $37 million in the three months ended October 1, 2011, compared to the three months ended October 2, 2010.  Operating income as a percentage of our Direct business segment revenue increased to 17.6% in the three months ended October 1, 2011, up 320 basis points compared to the three months ended October 2, 2010, in part due to an increase of $6 million in the marketing fee received from the Financial Services segment. For the nine months ended October 1, 2011, operating income increased to $104 million, up $12 million compared to the nine months ended October 2, 2010. Operating income as a percentage of Direct business segment revenue increased to 18.0% in the nine months ended October 1, 2011, up 290 basis points compared to the nine months ended October 2, 2010, due to an increase of $21 million in the marketing fee received from the Financial Services segment.

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

WFB continues to manage credit card delinquencies and charge-offs below industry average by adhering to our conservative underwriting criteria and active account management.  We added new credit cardholders as the number of average active accounts increased 7.3% to 1.4 million in the nine months ended October 1, 2011, compared to the nine months ended October 2, 2010. Financial Services revenue increased $18 million (up 33.7%) and $44 million (up 26.0%), respectively, in the three and nine months ended October 1, 2011, compared to the three and nine months ended October 2, 2010, primarily due to an increase in interchange income, lower loan losses and interest expense, and growth in the number of active accounts and average balance per account, partially offset by higher customer reward costs.

Current Business Environment

Worldwide Credit Markets and Macroeconomic Environment - We believe that improvement in the United States economic environment has led to a lower level of delinquencies and a decrease in charge-offs comparing the nine months ended October 1, 2011, to the nine months ended October 2, 2010. We expect our charge-off and delinquency levels to remain below industry standards. Our Financial Services business continues to monitor developments in the securitization and certificates of deposit markets to ensure adequate access to liquidity.

Developments in Legislation and Regulation – The Reform Act was signed into law in July 2010 and has made extensive changes to the laws regulating financial services firms and credit rating agencies requiring significant rule-making. In addition, the Reform Act along with the Credit Card Accountability Responsibility and Disclosure Act of 2009 (the "CARD Act") mandated multiple studies which could result in additional legislative or regulatory action. The impact to WFB of the Reform Act and other legislative or regulatory actions as a result of the studies is unknown. WFB is currently reviewing the impact the Reform Act will have on its business.

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

Several rules and regulations have recently been proposed or adopted that may substantially affect issuers of asset-backed securities. On September 19, 2011, the SEC proposed a new rule under the Securities Act of 1933, as amended, to implement certain provisions of the Reform Act. Under the proposed rule, an underwriter, placement agent, initial purchaser, or sponsor of an asset-backed security, or any affiliate of any such person, shall not at any time within one year after the first closing of the sale of the asset-backed security, engage in any transaction that would involve or result in any material conflict of interest with respect to any investor in a transaction arising out of such activity. The proposed rule would exempt certain risk-mitigating hedging activities, liquidity commitments, and bona fide market-making activity. It is not clear how the final rule will differ from the proposed rule, if at all. The final rule's impact on the securitization market and WFB is also unclear at this time.

The Trust is structured to come within the exemption from the Investment Company Act of 1940, as amended (the “Investment Company Act”) provided by Investment Company Act Rule 3a-7. On August 31, 2011, the SEC issued an advance notice of proposed rulemaking regarding possible amendments to Investment Company Act Rule 3a-7. At this time, it is uncertain what form the related proposed and final rules will take, whether the Trust would continue to be eligible to rely on the exemption provided by Investment Company Act Rule 3a-7, and whether the Trust would qualify for any other Investment Company Act exemption.

On July 26, 2011, the SEC re-proposed certain rules for asset-backed securities offerings (“SEC Regulation AB II”) which were originally proposed by the SEC on April 7, 2010. If adopted, SEC Regulation AB II would substantially change the disclosure, reporting, and offering process for private offerings of asset-backed securities that rely on the Rule 144A safe harbor, including the Trust's private offerings of asset-backed securities. As currently proposed, SEC Regulation AB II would, among other things, alter the safe harbor standards for private placements of asset-backed securities imposing informational requirements similar to those applicable to registered public offerings. The final form that SEC Regulation AB II may take is uncertain at this time, but it may impact WFB's ability and/or desire to sponsor securitization transactions in the future.
On March 29, 2011, pursuant to the provisions of the Reform Act, the SEC, the Federal Reserve, the FDIC, and certain other federal agencies issued proposed regulations requiring securitization sponsors to retain an economic interest in assets that they securitize. Subject to certain exceptions, the proposed regulations would generally require the sponsor of a securitization transaction to retain at least 5% of the credit risk of the securitized assets and would provide securitization sponsors with a number of options for satisfying this requirement. Each of these options would require the sponsor to provide certain disclosures to investors a reasonable time prior to sale and upon request to the SEC and the sponsor's applicable federal banking regulator. In addition, the sponsor would be subject to certain prohibitions on hedging, transferring, or financing the retained credit risk. If adopted, the proposed regulations will likely affect most types of private securitization transactions, including those sponsored by WFB. It is not clear how the final regulations will differ from the proposed regulations, if at all, or the impact of the final regulations on WFB and its ability and willingness to continue to rely on the securitization market for funding.
On January 20, 2011, under provisions of the Reform Act, the SEC adopted rules that require issuers of asset-backed securities to disclose demand, repurchase, and replacement information through the periodic filing of a new form with the SEC. One of these rules, Rule 17g-7 under the Securities Exchange Act of 1934, as amended, requires rating agencies to disclose in any report accompanying a credit rating for an asset-backed security the representations, warranties, and enforcement mechanisms available to investors and how they differ from those in similar securities. Also pursuant to the provisions of the Reform Act, on January 20, 2011, the SEC issued rules that require issuers of asset-backed securities to make publicly available the findings and conclusions of any third-party due diligence report obtained by the issuer.

Operations Review

 The three months ended October 1, 2011, and October 2, 2010, each consisted of 13 weeks, and the nine months ended October 1, 2011, and October 2, 2010, each consisted of 39 weeks. Our operating results expressed as a percentage of revenue were as follows for the periods presented.

	Three Months Ended		Nine Months Ended
	October 1,	October 2,	October 1,	October 2,
	2011	2010	2011	2010

Revenue	100.00%	100.00%	100.00%	100.00%
Cost of revenue	57.11	59.77	56.80	58.63
Gross profit (exclusive of depreciation and amortization)	42.89	40.23	43.20	41.37
Selling, distribution, and administrative expenses	34.50	34.06	36.30	36.28
Impairment and restructuring charges	0.51	0.47	0.24	0.28
Operating income	7.88	5.70	6.66	4.81
Other income (expense):
Interest expense, net	(0.91)	(1.04)	(1.00)	(1.03)
Other income, net	0.25	0.28	0.30	0.31
Total other income (expense), net	(0.66)	(0.76)	(0.70)	(0.72)
Income before provision for income taxes	7.22	4.94	5.96	4.09
Provision for income taxes	2.31	1.87	1.98	1.44
Net income	4.91%	3.07%	3.98%	2.65%

Results of Operations - Three Months Ended October 1, 2011, Compared to October 2, 2010

Revenues

	Three Months Ended
	October 1,		October 2,		Increase	%
	2011	%	2010	%	(Decrease)	Change
	(Dollars in Thousands)

Retail	$393,837	58.0%	$368,704	57.3%	$25,133	6.8%
Direct	210,854	31.1	218,559	34.0	(7,705)	(3.5)
Financial Services	71,438	10.5	53,443	8.3	17,995	33.7
Other	2,481	0.4	2,545	0.4	(64)	(2.5)
	$678,610	100.0%	$643,251	100.0%	$35,359	5.5%

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

Product Sales Mix - The following chart sets forth the percentage of our merchandise revenue contributed by each of the five product categories for our Retail and Direct businesses and in total for the three months ended October 1, 2011, and October 2, 2010.

	Retail		Direct		Total
	October 1,	October 2,	October 1,	October 2,	October 1,	October 2,
Product Category	2011	2010	2011	2010	2011	2010

Hunting Equipment	47.6%	47.9%	39.9%	40.3%	44.9%	45.1%
Clothing and Footwear	21.8	21.7	29.8	28.8	24.6	24.3
Fishing and Marine	13.6	13.4	10.7	11.1	12.6	12.6
Camping	9.4	9.4	12.9	13.1	10.6	10.7
Gifts and Furnishings	7.6	7.6	6.7	6.7	7.3	7.3
Total	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

Retail Revenue - Retail revenue increased $25 million, or 6.8%, in the three months ended October 1, 2011, compared to the three months ended October 2, 2010, primarily due to an increase of $30 million in revenue from the addition of new retail stores comparing the respective periods, partially offset by a decrease in comparable store sales of $6 million. Retail revenue growth was led by increases in the hunting equipment, clothing and footwear, and fishing and marine categories. We reduced promotional discounts in the three months ended October 1, 2011, compared to the three months ended October 2, 2010, by eliminating unprofitable retail store promotions which resulted in a decrease in comparable store sales.

	Three Months Ended
	October 1,	October 2,	Increase	%
	2011	2010	(Decrease)	Change
	(Dollars in Thousands)

Comparable stores sales	$352,257	$357,969	$(5,712)	(1.6)%

Direct Revenue - Direct revenue decreased $8 million, or 3.5%, in the three months ended October 1, 2011, compared to the three months ended October 2, 2010, primarily due to a decrease in revenue originated from our call centers, partially offset by an increase in Internet sales. We divested our non-core home restoration products business in October 2010. For comparative purposes, Direct revenue in the three months ended October 1, 2011, compared to the three months ended October 2, 2010, adjusted for the effect of this divestiture, decreased $4 million, or 1.7%. The decrease in Direct revenue comparing the three months ended October 1, 2011, to the three months ended October 2, 2010, was due to expected declines in ammunition and shooting products as this portion of the hunting equipment category returns to more historical levels and due to decreases in the fishing and marine and camping categories.

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

Decreases in Direct revenue were partially mitigated by managed net reductions in direct marketing costs (catalog and Internet related marketing costs). We reduced the number of catalog pages mailed and decreased total circulation, leading to continued reductions in catalog related costs. Partially offsetting the reductions in catalog related costs were increases in Internet related expenses due to our expanded use of digital marketing channels and enhancements to our website. As a result, direct marketing costs decreased $2 million in the three months ended October 1, 2011, compared to the three months ended October 2, 2010.

Financial Services Revenue -  The following table sets forth the components of our Financial Services revenue for the three months ended:

	October 1,	October 2,	Increase	%
	2011	2010	(Decrease)	Change
	(Dollars in Thousands)

Interest and fee income	$70,130	$67,616	$2,514	3.7%
Interest expense	(19,648)	(22,682)	3,034	13.4
Provision for loan losses	(11,133)	(20,028)	8,895	44.4
Net interest income, net of provision for loan losses	39,349	24,906	14,443	58.0
Non-interest income:
Interchange income	67,474	58,914	8,560	14.5
Other non-interest income	3,481	3,288	193	5.9
Total non-interest income	70,955	62,202	8,753	14.1
Less: Customer rewards costs	(38,866)	(33,665)	(5,201)	(15.4)
Financial Services revenue	$71,438	$53,443	$17,995	33.7

The following table sets forth the components of our Financial Services revenue as a percentage of average total credit card loans, including any accrued interest and fees, for the three months ended:

	October 1,	October 2,
	2011	2010

Interest and fee income	10.1%	10.9%
Interest expense	(2.8)	(3.7)
Provision for loan losses	(1.6)	(3.2)
Interchange income	9.7	9.5
Other non-interest income	0.5	0.5
Customer rewards costs	(5.6)	(5.4)
Financial Services revenue	10.3%	8.6%

Financial Services revenue increased $18 million, or 33.7%, for the three months ended October 1, 2011, compared to the three months ended October 2, 2010. The increase in interest and fee income of $3 million was due to an increase in credit card loans and a reduction in charge-offs of cardholder fees and interest, partially offset with a decrease in interest charged as a result of the CARD Act and a decrease in interest rates. Interest expense decreased $3 million due to decreases in interest rates. The provision for loan losses decreased $9 million due to favorable charge-off trends and an improved outlook on the quality of our credit card portfolio as of October 1, 2011, compared to October 2, 2010, evidenced by lower delinquencies and delinquency roll-rates comparing the respective periods. The increase in interchange income of $9 million was due to an increase in credit card purchases, partially offset by a lower interchange rate.  Customer rewards costs increased $5 million due to the increase in purchases.

Key statistics reflecting the performance of our Financial Services business are shown in the following chart for the three months ended:

	October 1,	October 2,	Increase	%
	2011	2010	(Decrease)	Change
	(Dollars in Thousands Except Average Balance per Account )

Average balance of credit card loans (1)	$2,772,434	$2,473,655	$298,779	12.1%
Average number of active credit card accounts	1,412,676	1,309,007	103,669	7.9

Average balance per active credit card account (1)	$1,963	$1,890	$73	3.9

Net charge-offs on credit card loans (1)	$15,439	$23,819	$(8,380)	(35.2)
Net charge-offs as a percentage of average credit card loans (1)	2.23%	3.85%	(1.62)%
(1) Includes accrued interest and fees

The average balance of credit card loans increased to $2.8 billion, or 12.1%, for the three months ended October 1, 2011, compared to the three months ended October 2, 2010, due to an increase in the number of active accounts and the average balance per account.  The average number of active accounts increased to 1.4 million, or 7.9%, compared to the three months ended October 2, 2010, due to our marketing efforts.  Net charge-offs as a percentage of average credit card loans decreased to 2.23% for the three months ended October 1, 2011, down 162 basis points compared to the three months ended October 2, 2010, due to improvements in delinquencies and delinquency roll-rates.  See “Bank Asset Quality” in this report for additional information on trends in delinquencies and non-accrual loans and analysis of our allowance for loan losses.

Other Revenue

Other revenue was $3 million in both the three months ended October 1, 2011, and the three months ended October 2, 2010.

Gross Profit

Gross profit is defined as total revenue less the costs of related merchandise sold and shipping costs.  Comparisons of gross profit and gross profit as a percentage of revenue for our operations, year over year, and to the retail industry in general, are impacted by:

•	shifts in customer preferences;

•	retail store, distribution, and warehousing costs, which we exclude from our cost of revenue;

•	royalty fees we include in merchandise sales for which there are no costs of revenue;

•	Financial Services revenue we include in revenue for which there are no costs of revenue;

•	real estate land sales we include in revenue for which costs vary by transaction;

•	customer service related revenue we include in revenue for which there are no costs of revenue; and

•	customer shipping charges in revenue, which are slightly higher than shipping costs in costs of revenue because of our practice of pricing shipping charges to match costs.

Accordingly, comparisons and analysis of our gross profit on merchandising revenue are presented below:

	Three Months Ended
	October 1,	October 2,	Increase	%
	2011	2010	(Decrease)	Change
	(Dollars in Thousands)

Merchandise sales	$604,288	$587,263	$17,025	2.9%
Merchandise gross profit	216,768	202,812	13,956	6.9
Merchandise gross profit as a percentage of merchandise sales	35.9%	34.5%	1.4%

Merchandise Gross Profit - Our merchandise gross profit increased $14 million, or 6.9%, to $217 million in the three months ended October 1, 2011, compared to the three months ended October 2, 2010. The increase in our merchandise gross profit was due to better inventory management, which reduced the need to mark down product, continued improvements in vendor collaboration, and advancements in price optimization.

Our merchandise gross profit as a percentage of merchandise sales increased 140 basis points in the three months ended October 1, 2011, compared to the three months ended October 2, 2010, due to continued improvements in pre-season and in-season inventory management and vendor collaboration.

Selling, Distribution, and Administrative Expenses

	Three Months Ended
	October 1,	October 2,	Increase	%
	2011	2010	(Decrease)	Change
	(Dollars in Thousands)

Selling, distribution, and administrative expenses	$234,108	$219,120	$14,988	6.8%
SD&A expenses as a percentage of total revenue	34.5%	34.1%	0.4%
Retail store pre-opening costs	$1,431	$1,113	$318	28.6

Selling, distribution, and administrative expenses include all operating expenses related to our retail stores, Internet website, distribution centers, product procurement, and overhead costs, including: advertising and marketing, catalog costs, employee compensation and benefits, occupancy costs, information systems processing, and depreciation and amortization.

Selling, distribution, and administrative expenses increased $15 million in the three months ended October 1, 2011, compared to the three months ended October 2, 2010. The most significant factors contributing to the changes in selling, distribution, and administrative expenses in the three months ended October 1, 2011, compared to the three months ended October 2, 2010, included:

•
an increase of $7 million in employee compensation and benefits primarily due to the opening of new retail stores and increases in staff for other retail stores, merchandising and distribution centers, and general corporate overhead support;

•
an increase of $3 million in advertising and promotional costs to support customer relationships, for new store openings, and from an increase in account origination costs in our Financial Services segment;

•	an increase of $4 million in building costs and depreciation primarily related to the operations and maintenance of our new and existing retail stores as well as corporate offices;

•
an increase of $2 million in contract labor and equipment and software expenses primarily due to costs relating to information technology system changes in support of our customer relationship management system;

•	a net decrease of $2 million in direct marketing costs; and

•	an increase of $1 million in professional fees.

Significant changes in selling, distribution, and administrative expenses related to specific business segments included the following:

Retail Business Segment:

•	An increase of $8 million in marketing fees received from the Financial Services segment.

•	An increase of $5 million in employee compensation and benefits primarily due to the opening of new retail stores and increases in staff for other retail stores and merchandising teams.

•	An increase of $3 million in building costs primarily related to the operations and maintenance of our new and existing retail stores.

•	An increase of $2 million in advertising.

Direct Business Segment:

•	An increase of $6 million in marketing fees received from the Financial Services segment.

•
A net decrease of $2 million in direct marketing costs primarily due to a managed reduction in catalog page count partially offset by increases in Internet related expenses due to our expanded use of digital marketing channels and enhancements to our website.

•	An increase of $1 million in depreciation expense relating to information technology system changes in support of our customer relationship management system.

•	A net decrease of $1 million in employee compensation and benefits.

Financial Services:

•	An increase of $14 million in the marketing fee paid by the Financial Services segment to the Retail segment ($8 million) and the Direct business segment ($6 million).

•	An increase of $1 million in employee compensation and benefits principally for positions added to support the growth of credit card operations.

•	An increase of $1 million in advertising and promotions expense due to an increase in account origination costs.

Corporate Overhead, Distribution Centers, and Other:

•	An increase of $2 million in employee compensation and benefits in general corporate and the distribution centers to support operational growth.

•
An increase of $2 million in contract labor and equipment and software expenses due primarily to costs relating to information technology system changes in support of our customer relationship management system.

•	An increase of $1 million in professional legal fees.

Impairment and Restructuring Charges

Impairment and restructuring charges consisted of the following for the three months ended:

	October 1,	October 2,
	2011	2010
	(In Thousands)
Impairment losses on:
Land held for sale	$3,412	$—
Property, equipment, and other assets	—	2,997
Restructuring charges for:
Severance and related benefits	76	—
Total	$3,488	$2,997

During the three months ended October 1, 2011, and October 2, 2010, we evaluated the recoverability of certain land held for sale, property, and equipment. In accordance with accounting guidance on asset valuations, we recognized impairment losses totaling $3 million in both the three months ended October 1, 2011, and the three months October 2, 2010, respectively. Trends and management projections could change undiscounted cash flows in future periods which could trigger possible future write downs.

Operating Income

Operating income is revenue less cost of revenue and selling, distribution, and administrative expenses.  Operating income for our merchandise business segments excludes costs associated with operating expenses of distribution centers, procurement activities, and other corporate overhead costs.

	Three Months Ended
	October 1,	October 2,	Increase	%
	2011	2010	(Decrease)	Change
	(Dollars in Thousands)

Total operating income	$53,489	$36,641	$16,848	46.0%

Total operating income as a percentage of total revenue	7.9%	5.7%	2.2%

Operating income by business segment:
Retail	$66,269	$51,865	$14,404	27.8
Direct	37,054	31,505	5,549	17.6
Financial Services	14,884	13,123	1,761	13.4

Operating income as a percentage of segment revenue:
Retail	16.8%	14.1%	2.7%
Direct	17.6	14.4	3.2
Financial Services	20.8	24.6	(3.8)

Operating income increased $17 million, or 46.0%, in the three months ended October 1, 2011, compared to the three months ended October 2, 2010, and operating income as a percentage of revenue increased to 7.9% in the three months ended October 1, 2011. The increases in total operating income and total operating income as a percentage of total revenue were primarily due to increases in revenue from our Retail and Financial Services segments as well as an increase in our merchandise gross profit. These improvements were partially offset by lower revenue from our Direct business segment and higher operating expenses. Selling, distribution, and administrative expenses increased due to increases in comparable and new store costs and related support areas and costs related to our customer relationship management system.

Under a contractual arrangement, the Financial Services segment incurs a marketing fee paid to the Retail and Direct business segments.  The marketing fee was calculated based on the terms of a contractual arrangement consistently applied to both periods presented.  The marketing fee is included in selling, distribution, and administrative expenses as an expense for the Financial Services segment and as a credit to expense for the Retail and Direct business segments. The marketing fee paid by the Financial Services segment to these two business segments increased $14 million for the three months ended October 1, 2011, compared to the three months ended October 2, 2010, an $8 million increase to the Retail segment and a $6 million increase to the Direct business segment.

Interest (Expense) Income, Net

Interest expense, net of interest income, decreased $1 million to $6 million in the three month periods ended October 1, 2011, compared to $7 million in the three months ended October 2, 2010. Interest expense is accrued on our revolving credit facilities and long-term debt as well as on unrecognized tax benefits.

Other Non-Operating Income, Net

Other non-operating income was $2 million in both the three months ended October 1, 2011, and the three months ended October 2, 2010.  This income is primarily from interest earned on our economic development bonds.

Provision for Income Taxes

Our effective tax rate was 32.0% for the three months ended October 1, 2011, compared to 37.9% for the three months ended October 2, 2010.  The effective tax rate for the three months ended October 1, 2011, compared to the three months ended October 2, 2010, was impacted primarily by the mix of taxable income between the United States and foreign tax jurisdictions.

Results of Operations - Nine Months Ended October 1, 2011, Compared to October 2, 2010

Revenues

	Nine Months Ended
	October 1,		October 2,		Increase	%
	2011	%	2010	%	(Decrease)	Change
	(Dollars in Thousands)

Retail	$1,024,835	56.1%	$933,946	54.1%	$90,889	9.7%
Direct	577,903	31.6	612,844	35.4	(34,941)	(5.7)
Financial Services	214,086	11.7	169,915	9.8	44,171	26.0
Other	10,597	0.6	12,126	0.7	(1,529)	(12.6)
	$1,827,421	100.0%	$1,728,831	100.0%	$98,590	5.7%

Product Sales Mix - The following chart sets forth the percentage of our merchandise revenue contributed by each of the five product categories for our Retail and Direct businesses and in total for the nine months ended October 1, 2011, and October 2, 2010.

	Retail		Direct		Total
	October 1,	October 2,	October 1,	October 2,	October 1,	October 2,
Product Category	2011	2010	2011	2010	2011	2010

Hunting Equipment	45.1%	44.5%	34.7%	36.6%	41.5%	41.5%
Clothing and Footwear	20.5	20.2	29.3	27.2	23.5	22.8
Fishing and Marine	17.8	18.2	15.5	15.9	17.0	17.4
Camping	8.6	8.9	12.6	12.8	10.0	10.3
Gifts and Furnishings	8.0	8.2	7.9	7.5	8.0	8.0
Total	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

Retail Revenue - Retail revenue increased $91 million, or 9.7%, in the nine months ended October 1, 2011, compared to the nine months ended October 2, 2010. This increase was primarily due to an increase of $55 million in revenue from the addition of new retail stores comparing the respective periods and an increase in revenue from comparable store sales of $30 million. Retail revenue growth was led by increases in the hunting equipment, clothing and footwear, and fishing and marine categories.

	Nine Months Ended
	October 1,	October 2,	Increase	%
	2011	2010	(Decrease)	Change
	(Dollars in Thousands)

Comparable stores sales	$937,981	$907,586	$30,395	3.3%

Direct Revenue - Direct revenue decreased $35 million, or 5.7%, in the nine months ended October 1, 2011, compared to the nine months ended October 2, 2010, primarily due to a decrease in revenue originated from our call centers, partially offset by an increase in Internet sales. We divested our non-core home restoration products business in October 2010. For comparative purposes, Direct revenue in the nine months ended October 1, 2011, compared to the nine months ended October 2, 2010, adjusted for the effect of this divestiture, decreased $22 million, or 3.7%. The decrease in Direct revenue comparing the nine months ended October 1, 2011, to the nine months ended October 2, 2010, was due to expected declines in ammunition and shooting products as this portion of the hunting equipment category returns to more historical levels, and by decreases in the fishing and marine and camping categories.

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

Decreases in Direct revenue were partially mitigated by managed net reductions in direct marketing costs (catalog and Internet related marketing costs). As we have focused on smaller, more specialized catalogs, we reduced the number of catalog pages mailed and decreased total circulation year to date, leading to continued reductions in catalog related costs. Partially offsetting the reductions in catalog related costs were increases in Internet related expenses due to our expanded use of digital marketing channels and enhancements to our website. As a result, direct marketing costs decreased $4 million in the nine months ended October 1, 2011, compared to the nine months ended October 2, 2010.

Financial Services Revenue -  The following table sets forth the components of our Financial Services revenue for the nine months ended:

	October 1,	October 2,	Increase	%
	2011	2010	(Decrease)	Change
	(Dollars in Thousands)

Interest and fee income	$204,130	$205,727	$(1,597)	(0.8)%
Interest expense	(55,508)	(65,779)	10,271	15.6
Provision for loan losses	(27,616)	(51,784)	24,168	46.7
Net interest income, net of provision for loan losses	121,006	88,164	32,842	37.3
Non-interest income:
Interchange income	192,377	166,364	26,013	15.6
Other non-interest income	9,784	9,105	679	7.5
Total non-interest income	202,161	175,469	26,692	15.2
Less: Customer rewards costs	(109,081)	(93,718)	(15,363)	(16.4)
Financial Services revenue	$214,086	$169,915	$44,171	26.0

The following table sets forth the components of our Financial Services revenue as a percentage of average total credit card loans, including any accrued interest and fees, for the nine months ended:

	October 1,	October 2,
	2011	2010

Interest and fee income	10.1%	11.2%
Interest expense	(2.7)	(3.6)
Provision for loan losses	(1.4)	(2.8)
Interchange income	9.5	9.1
Other non-interest income	0.5	0.5
Customer rewards costs	(5.4)	(5.1)
Financial Services revenue	10.6%	9.3%

Financial Services revenue increased $44 million, or 26.0%, for the nine months ended October 1, 2011, compared to the nine months ended October 2, 2010. The decrease in interest and fee income of $2 million was due to a decrease in fees and interest charged as a result of the CARD Act and decreases in interest rates, partially offset by an increase in credit card loans and a reduction in charge-offs of cardholder fees and interest. Interest expense decreased $10 million due to decreases in interest rates. The provision for loan losses decreased $24 million due to favorable charge-off trends and an improved outlook on the quality of our credit card portfolio as of October 1, 2011, compared to October 2, 2010, evidenced by lower delinquencies and delinquency roll-rates comparing the respective periods. The increase in interchange income of $26 million and customer rewards costs of $15 million was due to an increase in credit card purchases.

Key statistics reflecting the performance of our Financial Services business are shown in the following chart for the nine months ended:

	October 1,	October 2,	Increase	%
	2011	2010	(Decrease)	Change
	(Dollars in Thousands Except Average Balance per Account )

Average balance of credit card loans (1)	$2,687,167	$2,436,794	$250,373	10.3%
Average number of active credit card accounts	1,390,768	1,295,705	95,063	7.3

Average balance per active credit card account (1)	$1,932	$1,881	$51	2.7

Net charge-offs on credit card loans (1)	$49,026	$82,681	$(33,655)	(40.7)
Net charge-offs as a percentage of average credit card loans (1)	2.43%	4.52%	(2.09)%
(1) Includes accrued interest and fees

The average balance of credit card loans increased to $2.7 billion, or 10.3%, for the nine months ended October 1, 2011, compared to the nine months ended October 2, 2010, due to an increase in the number of active accounts and the average balance per account.  The average number of active accounts increased to 1.4 million, or 7.3%, compared to the nine months ended October 2, 2010, due to our marketing efforts.  Net charge-offs as a percentage of average credit card loans decreased to 2.43% for the nine months ended October 1, 2011, down 209 basis points compared to the nine months ended October 2, 2010, due to improvements in delinquencies and delinquency roll-rates.  See “Bank Asset Quality” in this report for additional information on trends in delinquencies and non-accrual loans and analysis of our allowance for loan losses.

Other Revenue

Other revenue was $12 million in both the nine months ended October 1, 2011, and the nine months ended October 2, 2010.

Gross Profit

Comparisons and analysis of our gross profit on merchandising revenue are presented below:

	Nine Months Ended
	October 1,	October 2,	Increase	%
	2011	2010	(Decrease)	Change
	(Dollars in Thousands)

Merchandise sales	$1,601,807	$1,546,790	$55,017	3.6%
Merchandise gross profit	563,844	534,382	29,462	5.5
Merchandise gross profit as a percentage of merchandise sales	35.2%	34.5%	0.7%

Merchandise Gross Profit - Our merchandise gross profit increased $29 million, or 5.5%, to $564 million in the nine months ended October 1, 2011, compared to the nine months ended October 2, 2010. The increase in our merchandise gross profit was due to better inventory management, which reduced the need to mark down product, continued improvements in vendor collaboration, and advancements in price optimization.

Our merchandise gross profit as a percentage of merchandise sales increased 70 basis points in the nine months ended October 1, 2011, compared to the nine months ended October 2, 2010, due to ongoing improvements in inventory management, vendor collaboration, and advancements in price optimization.

Selling, Distribution, and Administrative Expenses

	Nine Months Ended
	October 1,	October 2,	Increase	%
	2011	2010	(Decrease)	Change
	(Dollars in Thousands)

Selling, distribution, and administrative expenses	$663,322	$627,174	$36,148	5.8%
SD&A expenses as a percentage of total revenue	36.3%	36.3%	—%
Retail store pre-opening costs	$7,883	$3,572	$4,311	120.7

Selling, distribution, and administrative expenses increased $36 million in the nine months ended October 1, 2011, compared to the nine months ended October 2, 2010.  Expressed as a percentage of total revenue, selling, distribution, and administrative expenses remained flat at 36.3% in the nine months ended October 1, 2011, compared to the nine months ended October 2, 2010. The most significant factors contributing to the changes in selling, distribution, and administrative expenses in the nine months ended October 1, 2011, compared to the nine months ended October 2, 2010, included:

•
an increase of $28 million in employee compensation and benefits primarily due the opening of new retail stores and increases in staff for other retail stores, merchandising and distribution centers, and general corporate overhead support;

•	a decrease of $18 million related to matters arising out of the 2009 FDIC compliance examination;

•	an increase of $9 million in building costs and depreciation primarily related to the operations and maintenance of our new and existing retail stores as well as corporate offices;

•
an increase of $9 million in advertising and promotional costs to support customer relationships, for new store openings, and from an increase in account origination costs in our Financial Services segment;

•
an increase of $8 million in contract labor and equipment and software expenses primarily due to costs relating to information technology system changes in support of our customer relationship management system;

•	a net decrease of $4 million in direct marketing costs;

•	an increase of $2 million in bad debt expense; and

•	an increase of $2 million in professional fees and charitable contributions.

Significant changes in selling, distribution, and administrative expenses related to specific business segments included the following:

Retail Business Segment:

•	An increase of $31 million in marketing fees received from the Financial Services segment.

•	A net increase of $17 million in employee compensation and benefits primarily due to the opening of new retail stores and increases in staff for other retail stores and merchandising teams.

•	An increase of $7 million in building costs primarily related to the operations and maintenance of our new and existing retail stores.

•	An increase of $3 million in advertising costs.

Direct Business Segment:

•	An increase of $21 million in marketing fees received from the Financial Services segment.

•
A net decrease of $4 million in direct marketing costs primarily due to a managed reduction in catalog page count partially offset by increases in Internet related expenses due to our expanded use of digital marketing channels and enhancements to our website.

•	An increase of $3 million in advertising and promotional costs in support of customer relationships.

•	An increase of $2 million in bad debt expense from estimated losses of customer receivables.

•	A net decrease of $2 million in employee compensation and benefits.

•
A net increase of $1 million in contract labor, depreciation expense, and equipment and software expenses primarily relating to information technology system changes in support of our customer relationship management system.

Financial Services:

•	An increase of $52 million in the marketing fee paid by the Financial Services segment to the Retail segment ($31 million) and the Direct business segment ($21 million).

•	A decrease of $18 million relating to the matters arising out of the 2009 FDIC compliance examination.

•	An increase of $3 million in advertising and promotions expense due to an increase in account origination costs.

•	An increase of $2 million in employee compensation and benefits principally for positions added to support the growth of credit card operations.

•	An increase of $1 million in charitable contributions.

Corporate Overhead, Distribution Centers, and Other:

•	An increase of $11 million in employee compensation and benefits in general corporate and the distribution centers to support operational growth.

•
An increase of $7 million in contract labor and equipment and software expenses primarily due to costs relating to information technology system changes in support of our customer relationship management system.

•	A net increase of $2 million in costs primarily related to the operations and maintenance of our corporate offices.

•	An increase of $1 million in professional legal fees.

Impairment and Restructuring Charges

Impairment and restructuring charges consisted of the following for the nine months ended:

	October 1	October 2
	2011	2010
	(In Thousands)
Impairment losses on:
Land held for sale	$3,676	$1,834
Property, equipment, and other assets	—	2,997
Restructuring charges for:
Severance and related benefits	767	—
Total	$4,443	$4,831

During the nine months ended October 1, 2011, and October 2, 2010, we evaluated the recoverability of certain land held for sale, property, equipment, and economic development bonds. In accordance with accounting guidance on asset valuations, we recognized impairment losses totaling $4 million in the nine months ended October 1, 2011, compared to $5 million in the nine months ended and October 2, 2010.  In the nine months ended October 1, 2011, we incurred charges approximating $1 million for severance and related benefits. Trends and management projections could change undiscounted cash flows in future periods which could trigger possible future write downs.

Operating Income

	Nine Months Ended
	October 1,	October 2,	Increase	%
	2011	2010	(Decrease)	Change
	(Dollars in Thousands)

Total operating income	$121,685	$83,249	$38,436	46.2%

Total operating income as a percentage of total revenue	6.7%	4.8%	1.9%

Operating income by business segment:
Retail	$154,585	$110,912	$43,673	39.4
Direct	104,108	92,347	11,761	12.7
Financial Services	43,122	39,182	3,940	10.1

Operating income as a percentage of segment revenue:
Retail	15.1%	11.9%	3.2%
Direct	18.0	15.1	2.9
Financial Services	20.1	23.1	(3.0)

Operating income increased $38 million, or 46.2%, in the nine months ended October 1, 2011, compared to the nine months ended October 2, 2010, and operating income as a percentage of revenue increased to 6.7% in the nine months ended October 1, 2011. The increases in total operating income and total operating income as a percentage of total revenue were primarily due to increases in revenue from our Retail and Financial Services segments as well as an increase in our merchandise gross profit. These improvements were partially offset by lower revenue from our Direct business segment and higher operating expenses. Selling, distribution, and administrative expenses increased in the nine months ended October 1, 2011, compared to the nine months ended October 2, 2010, due to increases in comparable and new store costs and related support areas, pre-opening costs, and costs related to our customer relationship management system, but were partially offset by the decrease of $18 million related to the 2009 FDIC compliance examination.

Under a contractual arrangement, the Financial Services segment incurs a marketing fee paid to the Retail and Direct business segments.  The marketing fee was calculated based on the terms of a contractual arrangement consistently applied to both periods presented.  The marketing fee is included in selling, distribution, and administrative expenses as an expense for the Financial Services segment and as a credit to expense for the Retail and Direct business segments. The marketing fee paid by the Financial Services segment to these two business segments increased $52 million for the nine months ended October 1, 2011, compared to the nine months ended October 2, 2010, a $31 million increase to the Retail segment and a $21 million increase to the Direct business segment.

Interest (Expense) Income, Net

Interest expense, net of interest income, was $18 million in both the nine months ended October 1, 2011, and the nine months ended October 2, 2010. Interest expense is accrued on our revolving credit facilities and long-term debt as well as on unrecognized tax benefits.

Other Non-Operating Income, Net

Other non-operating income was $6 million in the nine months ended October 1, 2011, and $5 million in the nine months ended October 2, 2010.  This income is primarily from interest earned on our economic development bonds.

Provision for Income Taxes

Our effective tax rate was 33.2% for the nine months ended October 1, 2011, compared to 35.2% for the nine months ended October 2, 2010.  The effective tax rate for the nine months ended October 1, 2011, compared to the nine months ended October 2, 2010, was impacted primarily by the mix of taxable income between the United States and foreign tax jurisdictions.

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

The following table shows delinquent, non-accrual, and restructured loans as a percentage of our credit card loans, including any accrued interest and fees, at the periods ended:

	October 1,	January 1,	October 2,
	2011	2011	2010
Number of days delinquent and still accruing:
Greater than 30 days	0.68%	0.74%	0.86%
Greater than 60 days	0.39	0.47	0.53
Greater than 90 days	0.20	0.25	0.28

Non-accrual	0.23	0.24	0.25
Restructured (excluded from percentages above)	2.34	2.90	3.37

The following table reports delinquencies, including any delinquent non-accrual and restructured credit card loans, as a percentage of our credit card loans, including any accrued interest and fees, in a manner consistent with our monthly external reporting for the periods presented:

	October 1,	January 1,	October 2,
	2011	2011	2010
Number of days delinquent:
Greater than 30 days	0.94%	1.13%	1.33%
Greater than 60 days	0.55	0.72	0.80
Greater than 90 days	0.27	0.37	0.42

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

 The following table shows the activity in our allowance for loan losses and charge off activity for the periods presented:

	Three Months Ended		Nine Months Ended
	October 1,	October 2,	October 1,	October 2,
	2011	2010	2011	2010
	(Dollars in Thousands)

Balance, beginning of period	$77,800	$96,000	$90,900	$1,374
Change in allowance for loan losses upon consolidation of the Trust	—	—	—	114,573
	77,800	96,000	90,900	115,947
Provision for loan losses	11,133	20,028	27,616	51,784

Charge-offs	(17,846)	(25,526)	(57,376)	(84,930)
Recoveries	4,213	4,623	14,160	12,324
Net charge-offs	(13,633)	(20,903)	(43,216)	(72,606)
Balance, end of period	$75,300	$95,125	$75,300	$95,125

Net charge-offs on credit card loans	$(13,633)	$(20,903)	$(43,216)	$(72,606)
Charge-offs of accrued interest and fees (recorded as a reduction in interest and fee income)	(1,806)	(2,916)	(5,810)	(10,075)
Total net charge-offs including accrued interest and fees	$(15,439)	$(23,819)	$(49,026)	$(82,681)

Net charge-offs including accrued interest and fees as a percentage of average credit card loans	2.23%	3.85%	2.43%	4.52%

For the nine months ended October 1, 2011, net charge-offs as a percentage of average credit card loans decreased to 2.43%, down 209 basis points compared to 4.52% for the nine months ended October 2, 2010. We believe our charge-off levels remain well below industry averages.  Our net charge-off rates and allowance for loan losses have decreased due to improved outlooks in the quality of our credit card portfolio evidenced by lower delinquencies and delinquency roll-rates and favorable charge-off trends.

Aging of Credit Cards Loans Outstanding

The quality of our credit card loan portfolio at any time reflects, among other factors:  1) the creditworthiness of cardholders, 2) general economic conditions, 3) the success of our account management and collection activities, and 4) the life-cycle stage of the portfolio.  During periods of economic weakness, delinquencies and net charge-offs are more likely to increase. We have mitigated periods of economic weakness by selecting a customer base that is very creditworthy.  The median FICO scores of our credit cardholders were 788 at September 30, 2011, compared to 790 at the end of 2010 and September 30, 2010.

Liquidity and Capital Resources

Overview

Our Retail and Direct business segments and our Financial Services business segment have significantly differing liquidity and capital needs. We believe that we will have sufficient capital available from cash on hand, our revolving credit facility, and other borrowing sources to fund our foreseeable cash requirements and near-term growth plans. At October 1, 2011, January 1, 2011, and October 2, 2010, cash on a consolidated basis totaled $81 million, $136 million, and $395 million, respectively, of which $46 million, $82 million, and $389 million, respectively, was cash at our Financial Services business segment which will be utilized to meet this segment's liquidity requirements.  We evaluate many funding sources to determine the most cost effective source of funds for our Financial Services business segment.  These potential sources include, among others, certificates of deposit and securitizations.
As of October 1, 2011, cash and cash equivalents held by one of our foreign subsidiaries totaled $16 million.  Our intent is to permanently reinvest a portion of these funds outside the United States for capital expansion, and to repatriate a portion of these funds. Based on our current projected capital needs and the current amount of cash and cash equivalents held by our foreign subsidiaries, we do not anticipate incurring any material tax costs beyond our accrued tax position in connection with any repatriation, but we may be required to accrue for unanticipated additional tax costs in the future if our expectations or the amount of cash held by our foreign subsidiaries change.

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

Our unsecured $350 million revolving credit facility and unsecured senior notes contain certain financial covenants, including the maintenance of minimum debt coverage, a fixed-charge coverage ratio, a cash flow leverage ratio, and a minimum tangible net worth standard.  In the event that we failed to comply with these covenants and the failure to comply would go beyond 30 days, a default would trigger and all principal and outstanding interest would immediately be due and payable.  At October 1, 2011, we were in compliance with all financial covenants under our credit agreements and unsecured notes.  We anticipate that we will continue to be in compliance with all financial covenants under our credit agreements and unsecured notes through the next 12 months.

Our current unsecured $350 million revolving credit facility expires June 30, 2012, and we expect to enter into a new credit facility in November 2011. Volatility and tightening in the credit markets could jeopardize the counterparty obligations of one or more of the banks participating in our facility, which could have an adverse effect on our business if we are not able to replace such credit facility or find other sources of liquidity on acceptable terms. We currently expect all participating banks to provide funding as needed pursuant to the terms of our credit facility.

Our $15 million CAD unsecured revolving credit facility expires June 30, 2013.  The credit facility permits the issuance of up to $5 million CAD in letters of credit, which reduce the overall credit limit available under the credit facility.

Financial Services Business Segment – The primary cash requirements of WFB relate to the financing of credit card loans.  These cash requirements will increase if our credit card originations increase or if our cardholders' balances or spending increase. WFB sources operating funds in the ordinary course of business through various financing activities, which include funding obtained from securitization transactions, borrowing under its federal funds purchase agreements, obtaining brokered and non-brokered certificates of deposit, and generating cash from operations.  During the first nine months of 2011, WFB issued $590 million in certificates of deposit, renewed its $260 million variable funding facility for an additional three years, entered into two new variable funding facilities for $353 million and $412 million that will mature in March 2014 and September 2014, respectively, and completed a $300 million term securitization. WFB also completed a $300 million term securitization on October 27, 2011, to fund secured borrowings that matured in 2011.

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

In addition, several rules and regulations have recently been proposed or adopted that may substantially affect issuers of asset-backed securities. On September 19, 2011, the SEC proposed a new rule under the Securities Act of 1933, as amended, to implement certain provisions of the Reform Act. Under the proposed rule, an underwriter, placement agent, initial purchaser, or sponsor of an asset-backed security, or any affiliate of any such person, shall not at any time within one year after the first closing of the sale of the asset-backed security, engage in any transaction that would involve or result in any material conflict of interest with respect to any investor in a transaction arising out of such activity. The proposed rule would exempt certain risk-mitigating hedging activities, liquidity commitments, and bona fide market-making activity. It is not clear how the final rule will differ from the proposed rule, if at all. The final rule's impact on the securitization market and WFB is also unclear at this time.

The Trust is structured to come within the exemption from the Investment Company Act provided by Investment Company Act Rule 3a-7. On August 31, 2011, the SEC issued an advance notice of proposed rulemaking regarding possible amendments to Investment Company Act Rule 3a-7. At this time, it is uncertain what form the related proposed and final rules will take, whether the Trust would continue to be eligible to rely on the exemption provided by Investment Company Act Rule 3a-7, and whether the Trust would qualify for any other Investment Company Act exemption.

On July 26, 2011, the SEC re-proposed certain rules for asset-backed securities offerings, referred to as "SEC Regulation AB II," which were originally proposed by the SEC on April 7, 2010. If adopted, SEC Regulation AB II would substantially change the disclosure, reporting, and offering process for private offerings of asset-backed securities that rely on the Rule 144A safe harbor, including the Trust's private offerings of asset-backed securities. As currently proposed, SEC Regulation AB II would, among other things, alter the safe harbor standards for private placements of asset-backed securities imposing informational requirements similar to those applicable to registered public offerings. The final form that SEC Regulation AB II may take is uncertain at this time, but it may impact WFB's ability and/or desire to sponsor securitization transactions in the future.

On March 29, 2011, pursuant to the provisions of the Reform Act, the SEC, the Federal Reserve, the FDIC, and certain other federal agencies issued proposed regulations requiring securitization sponsors to retain an economic interest in assets that they securitize. Subject to certain exceptions, the proposed regulations would generally require the sponsor of a securitization transaction to retain at least 5% of the credit risk of the securitized assets and would provide securitization sponsors with a number of options for satisfying this requirement. Each of these options would require the sponsor to provide certain disclosures to investors a reasonable time prior to sale and upon request to the SEC and the sponsor's applicable federal banking regulator. In addition, the sponsor would be subject to certain prohibitions on hedging, transferring, or financing the retained credit risk. If adopted, the proposed regulations will likely affect most types of private securitization transactions, including those sponsored by WFB. It is not clear how the final regulations will differ from the proposed regulations, if at all, or the impact of the final regulations on WFB and its ability and willingness to continue to rely on the securitization market for funding.

Operating, Investing, and Financing Activities

The following table presents changes in our cash and cash equivalents for the periods presented:

	Nine Months Ended
	October 1,	October 2,
	2011	2010
	(In Thousands)
Net cash provided by (used in) operating activities	$51,300	$(1,126)

Net cash used in investing activities	(687,178)	(378,016)

Net cash provided by financing activities	580,522	191,519

2011 versus 2010

Operating Activities - Cash derived from operating activities increased $52 million in the nine months ended October 1, 2011, compared to the nine months ended October 2, 2010. Inventories increased $144 million to $653 million at October 1, 2011, compared to $509 million at January 1, 2011, primarily due to the addition of new retail stores and a planned initiative to maintain a sufficient level of core inventory on hand for the 2011 hunting and holiday seasons. Inventories increased $175 million in the first nine months of 2010 to $615 million at October 2, 2010. Comparing the respective periods were increases of $31 million in net credit card loans originated at Cabela's through our Retail and Direct businesses, $27 million in cash generated from operations, and $17 million in current and deferred income taxes payable and receivable. Partially offsetting these increases were decreases in the provision for loan losses of $24 million and accounts receivable and prepaid expenses and other current assets of $29 million comparing the nine months ended October 1, 2011, to the nine months ended October 2, 2010. During the nine months ended October 1, 2011, we paid $38 million as a deposit for federal taxes related to prior period tax positions.

Investing Activities - Cash used in investing activities increased $309 million in the nine months ended October 1, 2011, compared to the nine months ended October 2, 2010. During the nine months ended October 1, 2011, WFB deposited $505 million in cash in restricted cash accounts compared to $315 million during the nine months ended October 2, 2010. In addition, WFB disbursed cash on a net basis for credit card loans originated externally at third parties totaling $90 million in the nine months ended October 1, 2011, compared to $23 million in the nine months ended October 2, 2010. Cash paid for property and equipment additions totaled $95 million in the nine months ended October 1, 2011, compared to $50 million in the nine months ended October 2, 2010.  At October 1, 2011, we estimated total capital expenditures for the development, construction, and completion of retail stores, including the purchase of economic development bonds, if any, to approximate $75 million through the next 12 months.  We expect to fund these estimated capital expenditures with cash from operations.

Financing Activities - Cash provided by financing activities improved $389 million in the nine months ended October 1, 2011, compared to the nine months ended October 2, 2010.  This net change was primarily due to an increase in time deposits, which WFB utilizes to fund its credit card operations, of $522 million in the nine months ended October 1, 2011, compared to $78 million in the nine months ended October 2, 2010. Also, net borrowings on our lines of credit for working capital and inventory financing increased $37 million in the nine months ended October 1, 2011, compared to October 2, 2010.  At October 1, 2011, we had $98 million outstanding on our unsecured revolving credit facility compared to $60 million outstanding at October 2, 2010. We also had a net increase of $12 million from the exercise of employee stock options and a decrease of $18 million in the change related to unpresented checks. Finally, we had a net decrease from the secured borrowings of the Trust which totaled $54 million in repayments, net of borrowings, for the nine months ended October 1, 2011, compared to a net increase of $68 million in borrowings, net of repayments, for the nine months ended October 2, 2010. In addition, WFB completed a $300 million term securitization on October 27, 2011, to fund secured borrowings that matured in 2011.

Effective August 23, 2011, a share repurchase program was authorized to repurchase up to 800,000 shares of our outstanding common stock in open market transactions beginning October 31, 2011, through February 29, 2012, and to repurchase our common stock to offset future equity grants. We expect to fund any repurchases of our common stock with cash from operations.

The following table presents the borrowing activities of our merchandising business and WFB for the periods presented:

	Nine Months Ended
	October 1,	October 2,
	2011	2010
	(In Thousands)
Borrowings (repayments) on revolving credit facilities and inventory financing, net	$99,973	$63,316
Secured borrowings (repayments) of the Trust, net	(54,400)	67,500
Issuances (repayments) of long-term debt, net of repayments	(171)	(169)
Total	$45,402	$130,647

The following table summarizes our availability under the Company's debt and credit facilities, excluding the facilities of WFB, at the periods ended:

	October 1,	October 2,
	2011	2010
	(In Thousands)
Amounts available for borrowing under credit facilities (1)	$365,000	$364,699
Principal amounts outstanding	(100,000)	(69,657)
Outstanding letters of credit and standby letters of credit	(17,052)	(29,945)
Remaining borrowing capacity, excluding WFB facilities	$247,948	$265,097

(1)	Consists of our revolving credit facility of $350 million and $15 million CAD from the credit facility for our operations in Canada.

In addition, WFB has total borrowing availability of $85 million under its agreements to borrow federal funds.  At October 1, 2011, the entire $85 million of borrowing capacity was available to WFB.

Our $350 million unsecured credit agreement requires us to comply with certain financial and other customary covenants, including 1) a fixed charge coverage ratio (as defined) of no less than 1.50 to 1.00 as of the last day of any quarter; 2) a cash flow leverage ratio (as defined) of no more than 3.00 to 1.00 as of the last day of any quarter; and 3) a minimum tangible net worth standard (as defined). In addition, our unsecured senior notes contain various covenants and restrictions such as the maintenance of minimum debt coverage, net worth, and financial ratios. The significant financial ratios and net worth requirements in the long-term debt agreements are 1) a limitation of funded debt to be less than 60% of consolidated total capitalization; 2) cash flow fixed charge coverage ratio (as defined) of no less than 2.00 to 1.00 as of the last day of any quarter; and 3) a minimum consolidated adjusted net worth (as defined). Also, the debt agreements contain cross default provisions to other outstanding credit facilities. In the event that we failed to comply with these covenants and the failure to comply would go beyond 30 days, a default would trigger and all principal and outstanding interest would immediately be due and payable. At October 1, 2011, we were in compliance with all financial covenants under our credit agreements and unsecured notes.  We anticipate that we will continue to be in compliance with all financial covenants under our credit agreements and unsecured notes through the next 12 months.

Our $15 million CAD unsecured revolving credit facility expires June 30, 2013, and permits the issuance of up to $5 million CAD in letters of credit, which reduces the overall credit limit available under the credit facility.

Economic Development Bonds and Grants

Economic Development Bonds - State or local governments may sell economic development bonds to provide funding for land acquisition, readying the site, building infrastructure, and related eligible expenses associated with the construction and equipping of our retail stores and certain other property. In the past, we have primarily been the sole purchaser of these bonds. While purchasing these bonds involves an initial cash outlay by us in connection with a new store or property, some or all of these costs can be recaptured through the repayment of the bonds. The payments of principal and interest on the bonds are typically tied to sales, property, or lodging taxes generated from the store and, in some cases, from businesses in the surrounding area, over periods which range between 20 and 30 years. In addition, some of the bonds that we have purchased may be repurchased for par value by the governmental entity prior to the maturity date of the bonds. However, the governmental entity from which we purchase the bonds is not otherwise liable for repayment of principal and interest on the bonds to the extent that the associated taxes are insufficient to pay the bonds. At October 1, 2011, January 1, 2011 and October 2, 2010, economic development bonds totaled $114 million, $104 million, and $120 million, respectively.

Grants - We generally have received grant funding in exchange for commitments made by us to the state or local government providing the funding.  The commitments, such as assurance of agreed employment and wage levels at our retail stores or that the retail store will remain open, typically phase out over approximately five to ten years. If we fail to maintain the commitments during the applicable period, the funds we received may have to be repaid or other adverse consequences may arise, which could affect our cash flows and profitability.  At October 1, 2011, January 1, 2011, and October 2, 2010, the total amount of grant funding subject to specific contractual remedies was $11 million, $13 million, and $18 million, respectively.

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

The total amounts and maturities for our credit card securitizations as of October 1, 2011, were as follows:

Series	Type	Total Available Capacity	Third Party Investor Available Capacity	Third Party Investor Outstanding	Interest Rate	Expected Maturity
		(Dollars in Thousands)

2006-III (1)	Term	$250,000	$250,000	$250,000	Fixed	October 2011
2006-III (1)	Term	250,000	250,000	250,000	Floating	October 2011
2009-I	Term	75,000	—	—	Fixed	March 2012
2009-I	Term	425,000	425,000	425,000	Floating	March 2012
2010-I	Term	45,000	—	—	Fixed	January 2015
2010-I	Term	255,000	255,000	255,000	Floating	January 2015
2010-II	Term	165,000	127,500	127,500	Fixed	September 2015
2010-II	Term	85,000	85,000	85,000	Floating	September 2015
2011-II	Term	200,000	155,000	155,000	Fixed	June 2016
2011-II	Term	100,000	100,000	100,000	Floating	June 2016
Total term		1,850,000	1,647,500	1,647,500

2008-III	Variable Funding	260,115	225,000	—	Floating	March 2014
2011-I	Variable Funding	352,941	300,000	282,000	Floating	March 2014
2011-III	Variable Funding	411,765	350,000	—	Floating	September 2014
Total variable		1,024,821	875,000	282,000
Total available		$2,874,821	$2,522,500	$1,929,500

(1) Series 2006-III matured and was paid on October 17, 2011, using restricted cash of the Trust.

We have been, and will continue to be, particularly reliant on funding from securitization transactions for WFB. A failure to renew existing facilities or to add additional capacity on favorable terms as it becomes necessary could increase our financing costs and potentially limit our ability to grow the business of WFB. Unfavorable conditions in the asset-backed securities markets generally, including the unavailability of commercial bank liquidity support or credit enhancements, could have a similar effect. During the first nine months of 2011, WFB issued $590 million in certificates of deposit, renewed its $260 million variable funding facility for an additional three years, entered into two new variable funding facilities for $353 million and $412 million that will mature in March 2014 and September 2014, respectively, and completed a $300 million term securitization. WFB also completed a $300 million term securitization on October 27, 2011, to fund secured borrowings that matured in 2011. We believe that these liquidity sources are sufficient to fund WFB's foreseeable cash requirements, including term debt and certificate of deposit maturities, and near-term growth plans.

Furthermore, WFB's securitized credit card loans could experience poor performance, including increased delinquencies and credit losses, lower payment rates, or a decrease in excess spreads below certain thresholds. This could result in a downgrade or withdrawal of the ratings on the outstanding securities issued in WFB's securitization transactions, cause “early amortization” of these securities, or result in higher required credit enhancement levels.  Credit card loans performed within established guidelines and no events which could trigger an “early amortization” occurred during the nine months ended October 1, 2011, the year ended January 1, 2011, and the nine months ended October 2, 2010.

Certificates of Deposit

WFB utilizes brokered and non-brokered certificates of deposit to partially finance its operating activities.  WFB issues certificates of deposit in a minimum amount of one hundred thousand dollars in various maturities.  At October 1, 2011, WFB had $1.035 billion of certificates of deposit outstanding with maturities ranging from October 2011 to November 2016 and with a weighted average effective annual fixed rate of 2.72%. This outstanding balance compares to $513 million and $554 million at January 1, 2011, and October 2, 2010, respectively, with weighted average effective annual fixed rates of 3.90% and 4.02%, respectively.

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

Credit Card Limits - WFB bears off-balance sheet risk in the normal course of its business. One form of this risk is through WFB's commitment to extend credit to cardholders up to the maximum amount of their credit limits. The aggregate of such potential funding requirements totaled $17 billion above existing balances at the end of October 1, 2011. These funding obligations are not included on our condensed consolidated balance sheet.  While WFB has not experienced, and does not anticipate that it will experience, a significant draw down of unfunded credit lines by its cardholders, such an event would create a cash need at WFB which likely could not be met by our available cash and funding sources. WFB has the right to reduce or cancel these available lines of credit at any time.

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

The table below shows the mix of our credit card account balances at the periods ended:

	October 1,	January 1,	October 2,
	2011	2011	2010
As a percentage of total balances outstanding:
Balances carrying an interest rate based upon various interest rate indices	65.3%	61.9%	66.1%
Balances carrying an interest rate of 9.99%	3.6	3.9	3.2
Balances carrying a promotional interest rate of 0.00%	0.2	0.2	0.1

Balances not carrying interest because their previous month's balance was paid in full	30.9	34.0	30.6
	100.0%	100.0%	100.0%

Charges on the credit cards issued by our Financial Services segment were priced at a margin over various defined lending rates.  No interest is charged if the account is paid in full within 25 days of the billing cycle, which represented 30.9% of total balances outstanding at October 1, 2011.  Some of the zero percentage promotion expenses are passed through to the merchandise vendors for each specific promotion offered.

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

Foreign Currency Risk

We purchase a significant amount of inventory from vendors outside of the United States in transactions that are primarily U. S. dollar transactions. A small percentage of our international purchase transactions are in currencies other than the U. S. dollar. Any currency risks related to these transactions are immaterial to us. A decline in the relative value of the U. S. dollar to other foreign currencies could, however, lead to increased merchandise costs.  For our retail operations in Canada, we intend to fund all transactions in Canadian dollars and utilize our unsecured revolving credit agreement of $15 million CAD to fund such operations as well as the utilization of cash held by our foreign subsidiary.

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

In connection with this quarterly report on Form 10-Q, our Chief Executive Officer and Chief Financial Officer evaluated, with the participation of our management, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on management's evaluation, our Chief Executive Officer and Chief Financial Officer each concluded that our disclosure controls and procedures were effective as of October 1, 2011.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended October 1, 2011, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings.

We are party to various legal proceedings arising in the ordinary course of business.  These actions include commercial, intellectual property, employment (including the Commissioner's charge referenced in Part II, Item 1A, of our Quarterly Report on Form 10-Q for the fiscal quarter ended April 2, 2011), regulatory, and product liability claims. Some of these actions involve complex factual and legal issues and are subject to uncertainties. The activities of WFB are subject to complex federal and state laws and regulations. WFB's regulators are authorized to impose penalties for violations of these laws and regulations and, in some cases, to order WFB to pay restitution. We cannot predict with assurance the outcome of the actions brought against us.  Accordingly, adverse developments, settlements, or resolutions may occur and have a material adverse effect on our results of operations for the period in which such development, settlement, or resolution occurs. However, we do not believe that the outcome of any current legal proceeding would have a material adverse effect on our financial condition taken as a whole.

Item 1A.	Risk Factors.

There have been no material changes from the risk factors disclosed in the “Risk Factors” section of our Annual Report on Form 10-K for the fiscal year ended January 1, 2011, and in Part II, Item IA, of our Quarterly Report on Form 10-Q for the fiscal quarter ended April 2, 2011.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Not applicable.

Item 3.	Defaults upon Senior Securities.

Not applicable.

Item 4.	(Removed and Reserved).

Item 5.	Other Information.

Not applicable.

Item 6.	Exhibits.

(a)           Exhibits.

Exhibit Number	Description

10.1	Named Executive Officer Compensation-Related Arrangement Written Summary

31.1	Certification of CEO Pursuant to Rule 13a-14(a) under the Exchange Act

31.2	Certification of CFO Pursuant to Rule 13a-14(a) under the Exchange Act

32.1	Certifications Pursuant to 18 U.S.C. Section 1350

101.INS*	XBRL Instance Document	Furnished with this report.

101.SCH*	XBRL Taxonomy Extension Schema Document	Submitted electronically with this report.

101.CAL*	XBRL Taxonomy Calculation Linkbase Document	Submitted electronically with this report.

101.LAB*	XBRL Taxonomy Label Linkbase Document	Submitted electronically with this report.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document	Submitted electronically with this report.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document	Submitted electronically with this report.
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

CABELA'S INCORPORATED

Dated:	October 28, 2011	By:	/s/ Thomas L. Millner
Thomas L. Millner
President and Chief Executive Officer

Dated:	October 28, 2011	By:	/s/ Ralph W. Castner
Ralph W. Castner
Executive Vice President and Chief Financial Officer

Exhibit Index

Exhibit Number	Description

10.1	Named Executive Officer Compensation-Related Arrangement Written Summary

31.1	Certification of CEO Pursuant to Rule 13a-14(a) under the Exchange Act

31.2	Certification of CFO Pursuant to Rule 13a-14(a) under the Exchange Act

32.1	Certifications Pursuant to 18 U.S.C. Section 1350

101.INS*	XBRL Instance Document	Furnished with this report.

101.SCH*	XBRL Taxonomy Extension Schema Document	Submitted electronically with this report.

101.CAL*	XBRL Taxonomy Calculation Linkbase Document	Submitted electronically with this report.

101.LAB*	XBRL Taxonomy Label Linkbase Document	Submitted electronically with this report.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document	Submitted electronically with this report.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document	Submitted electronically with this report.
* As provided in Rule 406T of Regulation S-T, these interactive data files are furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.