Form 10-K
period 2011-12-31
CABELAS INC
filed 2012-02-23
CIK 1267130

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

Form 10-K
_________________
(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2011
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The aggregate market value of the voting common equity held by non-affiliates of the registrant was approximately $1,193,620,443 as of July 1, 2011 (the last business day of the registrant’s most recently completed second fiscal quarter), based upon the closing price of the registrant’s Class A Common Stock on that date as reported on the New York Stock Exchange.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.
Common stock, $0.01 par value: 68,876,158 shares as of February 16, 2012.

DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the registrant’s definitive Proxy Statement for the 2012 Annual Meeting of Shareholders are incorporated by reference into Part III of this Form 10-K to the extent stated herein.

Special Note Regarding Forward-Looking Statements

This report contains “forward-looking statements” that are based on our beliefs, assumptions, and expectations of future events, taking into account the information currently available to us.  All statements other than statements of current or historical fact contained in this report are forward-looking statements within the meaning of the Private Securities Litigation Reform Act.  The words “believe,” “may,” “should,” “anticipate,” “estimate,” “expect,” “intend,” “objective,” “seek,” “plan,” and similar statements are intended to identify forward-looking statements.  Forward-looking statements involve risks and uncertainties that may cause our actual results, performance, or financial condition to differ materially from the expectations of future results, performance, or financial condition we express or imply in any forward-looking statements.  These risks and uncertainties include, but are not limited to:

•	the state of the economy and the level of discretionary consumer spending, including changes in consumer preferences and demographic trends;

•	adverse changes in the capital and credit markets or the availability of capital and credit;

•	our ability to successfully execute our multi-channel strategy;

•	increasing competition in the outdoor sporting goods industry and for credit card products and reward programs;

•	the cost of our products, including increases in fuel prices;

•	the availability of our products due to political or financial instability in countries where the goods we sell are manufactured;

•	supply and delivery shortages or interruptions, and other interruptions or disruptions to our systems, processes, or controls, caused by system changes or other factors;

•	increased government regulations, including regulations relating to firearms and ammunition;

•	our ability to protect our brand, intellectual property, and reputation;

•
the outcome of litigation, administrative, and/or regulatory matters (including a Commissioner's charge we received from the Chair of the U. S. Equal Employment Opportunity Commission ("EEOC") in January 2011);

•	our ability to manage credit, liquidity, interest rate, operational, legal, and compliance risks;

•	our ability to increase credit card receivables while managing credit quality;

•	our ability to securitize our credit card receivables at acceptable rates or access the deposits market at acceptable rates;

•
the impact of legislation, regulation, and supervisory regulatory actions in the financial services industry, including the Dodd-Frank Wall Street Reform and Consumer Protection Act (the "Reform Act"); and

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

CABELA’S INCORPORATED
FORM 10-K
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2011

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

Retail Business

We currently operate 34 retail stores, 32 in 23 states and two in Canada. During 2011, we opened retail stores in Allen, Texas; Springfield, Oregon; and Edmonton, Alberta, Canada, increasing our total retail square footage to 4.7 million square feet at the end of 2011. Our Retail store business operations generated revenue of $1.6 billion in 2011, representing 61.8% of our total revenue from our Retail and Direct businesses.

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

Retail Store Formats. Our retail store concept is designed to appeal to customers from a broad geographic and demographic range. Our retail stores currently range in size from 44,000 to 246,000 square feet. Our large-format retail stores are 150,000 square feet or larger and provide a tourist-type setting, often attracting the construction and development of hotels, restaurants, and other retail establishments in areas adjacent to these stores.

Our next-generation store format, with more standardized store sizes, expedites store development time and allows us to pursue the best retail locations, is adaptable to more markets, improves time to market, and allows us to be more efficient in our operations by reducing our capital investment requirements and increasing sales per square foot. Our next-generation stores range in size from approximately 80,000 to 125,000 square feet. Our next-generation store format improves our return on invested capital and better serves our customers by providing shopper-friendly layouts with regionalized product mixes, concept shops, and new product displays and fixtures with enhanced features. The exterior of our next-generation stores reflects our traditional store model.
Due to the success of our next-generation store format, and in particular the success of the smaller Springfield, Oregon, retail store, we have developed a new "Outpost" store format. These Outpost stores will be approximately 40,000 square feet and have an innovative "core-flex" merchandise strategy (selected core assortment of products and flexible seasonal merchandise). Our Outpost stores will allow us to effectively serve smaller markets with a large concentration of Cabela's customers and are in addition to our next-generation format. The first Outpost store is expected to open in the fall of 2012 in Union Gap, Washington.

Retail Store Expansion Strategy. Enhancing our retail store efficiencies and taking the necessary steps to improve our financial performance are high priorities in our strategic planning. We focus new-store growth where we are strongest with new stores strategically sized to match their markets. We continually review our previously announced stores to reconfirm our expectations based on what we have learned over the past year. During 2011, we opened three next-generation stores - two in the United States (Allen, Texas, and Springfield, Oregon) and one in Edmonton, Alberta, Canada. We have announced plans to open five next-generation stores in 2012: Wichita, Kansas; Tulalip, Washington; Rogers, Arkansas; Charleston, West Virginia; and Saskatoon, Saskatchewan, Canada; and an Outpost store in Union Gap, Washington, increasing our retail square footage approximately 10%. Looking to 2013, we expect to increase retail square footage 11% to 13% with the opening of next-generation and Outpost stores.

Store Locations and Ownership. We currently own 26 of our 34 retail stores. However, in connection with some of the economic development packages received from state or local governments where our stores are located, we have entered into agreements granting ownership of the taxidermy, diorama, or other portions of our stores to these state and local governments. Refer to Item 2 – “Properties” for the locations of our stores.

Direct Business

Our Direct business uses catalogs and the Internet as marketing tools to generate sales orders via the Internet, telephone, and mail. Our Direct business generated revenue of $1.0 billion in 2011, representing 38.2% of our total revenue from our Retail and Direct businesses.

We recognize that the catalog business is mature and that mobile marketing and social networking are going to have an increasingly important focus for us in the next couple of years. With the growing presence of new technologies, we believe mobile marketing and social networking will build our brand, build our customer databases, and enhance the management of contacts with our customers. We are changing to a more customer centered focus which will allow us to take advantage of social networking opportunities and embrace new marketing strategies that we have not fully capitalized on. During 2011, we expanded our mobile and social marketing initiatives by launching new mobile technology enhancements that include a fully-integrated mobile site that displays our entire inventory assortment, which will improve the customers' portable shopping experience. In addition, we have launched a Facebook shopping outlet to support our growing customer fan base, which is now over 1.4 million fans. We have seen early successes in our mobile and social marketing, and we will continue to utilize best-in-class technology to improve our customers' digital shopping experience and build on the advances we have already made in digital marketing to capitalize on the ways our customers shop.

Catalog Distributions. We have been marketing our products through our print catalog distributions to our customers and potential customers for over 50 years. We believe that our catalog distributions have been one of the primary drivers of the growth of our brand and serve as an important marketing tool for our Retail business. In 2011, we mailed more than 130 million catalogs to all 50 states and to more than 175 countries and territories. Our master catalogs offer a broad range of products while our specialty and micro-season catalogs offer products focused on one outdoor activity, such as fly fishing, archery, or waterfowl, or one product category, such as women’s clothing.

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

Direct Business Marketing. We market our products through our website and catalog circulation. Our website is a cost-effective medium designed to offer a convenient, highly visual, user-friendly, and secure online shopping option for new and existing customers. We continue to expand electronic marketing strategies and customize Internet marketing campaigns to target and optimize specific markets. In October 2010, we launched our new website which featured significant enhancements, including guided navigation to improve customers' movement throughout the site, managed content to aid in customizing the individual shopping experience, better promotional capability, and international commerce capabilities. In addition to the ability to order the same products available in our catalogs, our website gives customers the ability to review product information, purchase gift certificates, research general information on the outdoor lifestyle and outdoor activities, purchase rare and highly specialized merchandise, and choose from other services we provide. The number of visitors to our websites increased 4.5% in 2011 compared to 2010. Our website was the most visited sporting goods website in 2011 according to Hitwise, Incorporated, an online measurement company.

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

Financial Services Business

Through our wholly-owned bank subsidiary, World’s Foremost Bank ("WFB"), we issue and manage the Cabela’s CLUB Visa credit card, a rewards based credit card program. We believe the Cabela’s CLUB Visa credit card loyalty rewards program is an effective vehicle for strengthening our relationships with our customers, enhancing our brand name, and increasing our merchandise revenue. Our rewards program is a simple loyalty program that allows customers to earn points whenever and wherever they use their Cabela’s CLUB Visa credit card and then redeem earned points for products and services at our retail stores or through our Direct business. Our rewards program is integrated into our store point-of-sale system. Our customers are informed of their number of accumulated points when making purchases at our stores or ordering through our Direct business. The percentage of our merchandise sold to customers using the Cabela’s CLUB Visa credit card approximated 29% for 2011. The primary purpose of our Financial Services business is to provide customers with a rewards program that will enhance revenue, profitability, and customer loyalty in our Retail and Direct businesses.

Our bank subsidiary is a Federal Deposit Insurance Corporation ("FDIC") insured, special purpose, Nebraska state-chartered bank. Our bank’s charter limits us to issuing consumer credit cards and certificates of deposit of $100,000 or more. Our bank does not accept demand deposits or make non-credit card loans. During 2011, we had an average of 1,416,887 active credit card accounts with an average balance of $1,937 compared to an average of 1,317,890 active credit card accounts with an average balance of $1,875 during 2010.

Financial Services Marketing. We have a low cost, efficient, and tailored credit card marketing program that leverages the Cabela’s brand name. We market the Cabela’s CLUB Visa credit card through a number of channels, including retail stores, inbound telemarketing, catalogs, and the Internet. Our customers can apply for the Cabela's CLUB Visa credit card at our retail stores and website through our instant credit process and, if approved, receive reward points available for use on merchandise purchases the same day. When a customer’s application is approved through the retail store instant credit process, the customer’s new credit card is produced and given to the customer immediately thereafter. Maintaining the growth of our credit card program, while continuing to underwrite high-quality customers and actively manage our credit card delinquencies and charge-offs, is key to the successful performance of our Financial Services business. Our Financial Services growth is dependent, in part, on the success of our Retail and Direct businesses to generate additional sales and to attract additional Financial Services customers.

Underwriting and Credit Criteria. We underwrite high-quality credit customers and have historically maintained attractive credit statistics compared to industry averages. The scores of Fair Isaac Corporation (“FICO”) are a widely-used tool for assessing a person’s credit rating. Our cardholders had a median FICO score of 788 at the end of 2011 compared to 790 at the end of 2010. We believe the median FICO scores of our cardholders are well above the industry average. Our charge-offs as a percentage of total outstanding balances were 2.35% in 2011, which we believe is well below the 2011 industry average.

The table below presents data on the performance of our credit card portfolio comparing the last three years and illustrates the high credit quality of our credit card portfolio. The following table shows delinquencies, including any delinquent non-accrual and restructured credit card loans, and charge-offs, including any accrued interest and fees, as a percentage of our average credit card loans:

	2011	2010	2009

Delinquencies greater than 30 days	0.87%	1.13%	1.79%
Gross charge-offs	3.03	4.88	5.52
Charge-offs, net of recoveries	2.35	4.23	5.06
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

The following table sets forth the percentage of our merchandise revenue contributed by each of the five product categories for our Retail and Direct businesses and in total for the last three years.

	Retail			Direct			Total
Product Category	2011	2010	2009	2011	2010	2009	2011	2010	2009

Hunting Equipment	45.7%	44.5%	45.3%	33.4%	33.7%	35.2%	41.1%	40.2%	41.1%
Clothing and Footwear	23.6	24.0	22.9	33.9	33.4	33.4	27.4	27.7	27.3
Fishing and Marine	13.9	14.2	14.5	11.4	11.5	12.1	13.0	13.2	13.5
Camping	8.2	8.5	8.5	11.5	11.8	10.2	9.4	9.8	9.2
Gifts and Furnishings	8.6	8.8	8.8	9.8	9.6	9.1	9.1	9.1	8.9
Total	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
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

Cabela’s Branded Products. In addition to national brands, we offer our exclusive Cabela’s branded merchandise. We have a significant penetration of Cabela’s branded merchandise in casual apparel and footwear as well as in selected hard goods categories such as camping, fishing, and optics. Where possible, we seek to protect our Cabela’s branded products by applying for trademark or patent protection for these products. Our Cabela’s branded products typically generate higher gross profit margins compared to our other branded products. In 2011, our Cabela’s branded merchandise accounted for approximately 30% of our merchandise revenue. By having an appropriate mix of Cabela’s branded and other branded merchandise, we strive to meet the expectations and needs of our customers and expand the recognition of the Cabela’s brand.

Marketing

We seek to increase the amount each customer spends on our merchandise through enhanced customer targeting, expanded use of digital marketing channels in mobile marketing and social networking and other technology-based approaches, continued introduction of new catalog titles, and the development and marketing of new products. We have taken advantage of web-based technologies such as targeted promotional e-mails, on-line shopping engines, and Internet affiliate programs to renew efforts in local markets and to increase sales. We also have improved our customer relationship management system, which we expect will allow us to better manage our customer relationships and more effectively tailor our marketing programs. We will continue to use our expanding Retail business to capture additional customer purchase history and information.

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

Customer Service

Since our founding in 1961, we have been deeply committed to serving our customers by selling high-quality products through sales associates and outfitters who deliver excellent customer service and in-depth product knowledge. We strive to provide superior customer service at the time of sale and after the sale with our Legendary Guarantee and Cabela’s Xtreme Protection plans. We continue to advance our efforts for offering customers a seamless, integrated experience whether they shop with us in our retail stores, on the Internet, or on the telephone. Our customers can always access well-trained, friendly, and knowledgeable associates and outfitters to answer product use and merchandise selection questions. We believe our ability to establish and maintain long-term relationships with our customers and encourage repeat visits and purchases is due, in part, to the strength of our customer support, product information, and service operations.

Distribution and Fulfillment

We operate distribution centers located in Sidney, Nebraska; Prairie du Chien, Wisconsin; Wheeling, West Virginia; and Winnipeg, Manitoba. These distribution centers comprise over 3 million square feet of warehouse space for our retail store replenishment and Direct business activities. We ship merchandise to our Direct business customers via United Parcel Service, Canada Post, and the United States Postal Service. We use common carriers and typically deliver inventory two to three times per week for replenishment of our retail stores.

Information Technology Systems

Our information technology and operational systems manage our Retail, Direct, and Financial Services businesses. These systems are designed to process customer orders, track customer data and demographics, order, monitor, and maintain sufficient amounts of inventory, facilitate vendor transactions, and provide financial reporting. We continually evaluate, modify, and update our information technology systems supporting the supply chain, including our design, sourcing, merchandise planning, forecasting and purchase order, inventory, distribution, transportation, and price management systems. We continue to make modifications to our technology that will involve updating or replacing certain systems with successor systems, including improvements to our systems for multi-channel merchandise and financial planning, e-commerce, and customer relationship management.

Employees

At the end of 2011, we employed 14,800 employees - 6,700 of whom were employed full-time. We use part-time and temporary workers to supplement our labor force at peak times during our third and fourth quarters. None of our employees are represented by a labor union or are party to a collective bargaining agreement. We have not experienced any work stoppages and consider our relationship with our employees to be good.

Seasonality

We experience seasonal fluctuations in our revenue and operating results. Due to buying patterns around the holidays and the opening of hunting seasons, our merchandise revenue is traditionally higher in the third and fourth quarters than in the first and second quarters, and we typically earn a disproportionate share of our operating income in the fourth quarter. Because of our retail store expansion, and fixed costs associated with retail stores, our quarterly operating income may be further impacted by these seasonal fluctuations. We anticipate our sales will continue to be seasonal in nature. Refer to Note 26 to our consolidated financial statements for quarterly results of operations for 2011 and 2010.

Government Regulation

Regulation of World's Foremost Bank. WFB, our wholly-owned bank subsidiary, is a Nebraska state-chartered bank with deposits insured by the Bank Insurance Fund of the FDIC. WFB is subject to comprehensive regulation and periodic examination by the Nebraska Department of Banking and Finance and the FDIC. WFB does not qualify as a “bank” under the Bank Holding Company Act of 1956, as amended, (“BHCA”), because it is in compliance with a credit card bank exception from the BHCA. On July 21, 2010, the Reform Act was signed into law. The Reform Act has made extensive changes to the laws regulating financial services firms and credit rating agencies and requires significant rule-making. In addition, the legislation mandates multiple studies which could result in additional legislative or regulatory action. The Reform Act does not eliminate the exception from the definition of “bank” under the BHCA for credit card banks, such as WFB. However, as directed by the Reform Act, the United States Government Accountability Office released a report on January 20, 2012, that examines the potential implications of eliminating certain exceptions under the BHCA, including the exception for credit card banks. It is unclear whether this report will lead to any additional legislative or regulatory action. If the credit card bank exception were eliminated or modified, we may be required to divest our ownership of WFB unless we were willing and able to become a bank holding company under the BHCA. Any such forced divestiture would materially adversely affect our business and results of operations. In addition, the Reform Act establishes a new independent Consumer Financial Protection Bureau (the “Bureau”) which will have broad rulemaking, supervisory, and enforcement authority over consumer products, including credit cards. The Reform Act will also affect a number of significant changes relating to asset-backed securities, including additional oversight and regulation of credit rating agencies and additional reporting and disclosure requirements. See “Risk Factors - The Dodd-Frank Wall Street Reform and Consumer Protection Act may impact the practices of our Financial Services business and could have a material adverse effect on our results of operations” and “Management's Discussion and Analysis of Financial Condition and Results of Operations - Developments in Legislation and Regulation.”

There are various federal and Nebraska laws and regulations relating to minimum regulatory capital requirements and requirements concerning the payment of dividends from net profits or surplus, restrictions governing transactions between an insured depository institution and its affiliates, and general federal and Nebraska regulatory oversight to prevent unsafe or unsound practices. At the end of 2011, WFB met the requirements for a "well-capitalized" institution, the highest of the Federal Deposit Insurance Corporation Improvement Act's five capital ratio levels. A "well-capitalized" classification should not necessarily be viewed as describing the condition or future prospects of a depository institution, including WFB. In addition, as of December 31, 2011, the most recent notification from the FDIC categorized WFB as "well-capitalized" under the regulatory framework for prompt corrective action. We may be required to invest additional capital in WFB for WFB to remain "well-capitalized." See “Risk Factors - We may have to reallocate capital from our Retail and Direct businesses to meet the capital needs of our Financial Services business, which could alter our retail store expansion program.”
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

We also are subject to a variety of state laws and regulations relating to, among other things, advertising, pricing, product safety, and product restrictions. Some of these laws prohibit or limit the sale, in certain states and locations, of certain items we offer, such as black powder firearms, ammunition, bows, knives, and similar products. State and local government regulation of hunting can also affect our business.
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

Intellectual Property

Cabela’s®, Cabela’s CLUB®, Cabelas.com®, World’s Foremost Outfitter®, World’s Foremost Bank®, and Bargain Cave® are among our registered service marks or trademarks with the United States Patent and Trademark Office. We have numerous pending applications for trademarks. In addition, we own several other registered and unregistered trademarks and service marks involving advertising slogans and other names and phrases used in our business. We own certain patents associated with various products. We also own trade secrets, domain names, and copyrights, which have been registered for each of our catalogs.

We believe that our trademarks are valid and valuable and intend to maintain our trademarks and any related registrations. We do not know of any material pending claims of infringement or other challenges to our right to use our marks in the United States or elsewhere. We have no franchises or other concessions which are material to our operations.

Available Information

Our website address is www.cabelas.com. We make available on our website our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports, proxy statements and annual reports to shareholders, and, from time to time, other documents, free of charge, as soon as reasonably practicable after we electronically file such material with or furnish it to the SEC. Our SEC reports can be accessed through the investor relations section of our website. The information on our website, whether currently posted or in the future, is not part of this or any other report we file with or furnish to the SEC. Additionally, the public may read and copy any of the materials we file with the SEC at the SEC's Public Reference Room at 100 F Street, NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers, such as Cabela's, that file electronically with the SEC. The address of the SEC's website is www.sec.gov.

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

Our results of operations are materially affected by conditions in the economy generally. Factors such as consumer spending, oil prices, unemployment rates, the availability of credit, and the volatility and strength of the capital markets all affect the business and macroeconomic environment and, ultimately, the revenue and profitability of our business.  In an economic environment characterized by higher unemployment, lower family income, and lower consumer spending, the demand for our products could be adversely affected.  This may materially affect our business and results of operations.
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

•	large-format sporting goods stores and chains, such as The Sports Authority, Dick's Sporting Goods, and Big 5 Sporting Goods;

•	retailers that currently compete with us through retail businesses that may enter the direct business;

•	mass merchandisers, warehouse clubs, discount stores, and department stores, such as Wal-Mart, Target, and Amazon; and

•	casual outdoor apparel and footwear retailers, such as L.L. Bean, Lands' End, and REI.

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

We regularly review and evaluate our liquidity and capital needs. We currently believe that our available cash, cash equivalents, and cash flow from operations will be sufficient to finance our operations and expected capital requirements for at least the next 12 months. However, we might experience periods during which we encounter additional cash needs and we might need additional external funding to support our operations. Although we were able to enter into a $415 million revolving credit facility during fiscal 2011 on acceptable terms, in the event we require additional liquidity, we cannot be certain that additional funds will be available if needed and to the extent required or, if available, on acceptable terms. If we cannot raise necessary additional funds on acceptable terms, there could be a material adverse impact on our business and results of operations. We also may not be able to fund expansion, take advantage of future opportunities, meet our existing debt obligations, or respond to competitive pressures or unanticipated requirements.
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
Disruptions in our information technology systems could have a material adverse impact on our operating results.
Our Retail, Direct, and Financial Services businesses are dependent upon the integrity, security, and consistent operations of our information technology systems. We rely heavily on our information technology systems to manage and replenish inventory, to take customer orders, to deliver products to our customers in an efficient manner, to collect cash from our customers, and to provide accurate financial data and reporting for our business. Any disruption to or failure of our information technology systems may have a material adverse effect on our business or results of operations. We also expect to continue to make significant technology investments in the coming years, which are key to our business. There are inherent risks associated with these system changes, and we may be unable to successfully implement these system changes. Our failure to successfully implement these system changes could have a material adverse effect on our business or results of operations. Additionally, there is no assurance that successful implementation of these system changes will deliver value to us.

We are subject to security breaches and cybersecurity risks which could damage our reputation and increase our costs in an effort to protect against such breaches and cybersecurity risks.
Our business necessarily depends upon the operation and security of our website. Additionally, the nature of our business requires that we collect and maintain personal information about our customers. We use third-party systems, software, and tools in order to protect the customer data we obtain through the course of our business, which data includes financial and credit card information about our customers. Although we maintain security measures to protect such customer information, security breaches, computer viruses, cyber attacks, acts of vandalism, human error, or other similar events may result in the unauthorized disclosure of confidential customer information. Such a security breach could damage our reputation with our customers, expose us to the risk of litigation, and increase costs in order to combat and prevent such breaches.
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

As the number of our retail stores increases, our stores will become more highly concentrated in the geographic regions we serve. As a result, the number of customers and related revenue at individual stores may decline and the average amount of sales per square foot at our stores may be reduced. In addition, as we open more retail stores and as our competitors open stores with similar formats, our retail store format may become less unique and may be less attractive to customers as tourist and entertainment shopping locations. If either of these events occurs, the operating results of our Retail business could be materially adversely affected. The growth in the number of our retail stores may also draw customers away from our Direct business, which could materially adversely affect our Direct business revenue.

Our failure to successfully manage our Direct business could have a material adverse effect on our operating results and cash flows.

During 2011, our Direct business accounted for 38.2% of the total revenue in our Retail and Direct businesses. Our Direct business is subject to a number of risks and uncertainties, some of which are beyond our control, including:

•	our inability to properly adjust the fixed costs of a catalog mailing to reflect subsequent sales of the products marketed in the catalog;

•	lower and less predictable response rates for catalogs sent to prospective customers;

•	increases in United States Postal Service rates, paper costs, and printing costs resulting in higher catalog production costs and lower profits for our Direct business;

•	failures to properly design, print, and mail our catalogs in a timely manner;

•	failures to introduce new catalog titles;

•	failures to timely fill customer orders;

•	changes in consumer preferences, willingness to purchase goods through catalogs or the Internet, weak economic conditions and economic uncertainty, and unseasonal weather in key geographic markets;

•	increases in software filters that may inhibit our ability to market our products through e-mail messages to our customers and increases in consumer privacy concerns relating to the Internet;

•	supply and delivery shortages or interruptions, including reduced service levels from the United States Postal Service;

•	changes in applicable federal and state regulation;

•	breaches of Internet security; and

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

Any disruption in these services could have a negative impact on our ability to market and sell our products, and serve our customers. Our ten largest trade vendors collectively represented approximately 17% of our total merchandise purchases in 2011. If we are unable to acquire suitable merchandise or lose one or more key vendors, we may not be able to offer products that are important to our merchandise assortment. We also are subject to risks, such as the price and availability of raw materials and fabrics, labor disputes, union organizing activity, strikes, inclement weather, natural disasters, war and terrorism, and adverse general economic and political conditions that might limit our vendors' ability to provide us with quality merchandise on a timely basis. We have no contractual arrangements providing for continued supply from our key vendors and our vendors may discontinue selling to us at any time. We may not be able to develop relationships with new vendors, and products from alternative sources, if any, may be of a lesser quality and more expensive than those we currently purchase. Any delay or failure in offering products to our customers could have a material adverse impact on our revenue and profitability. We also rely on our vendors to comply with our social responsibility program, and the failure of a vendor to comply with our social responsibility program could harm our brand or cause us to terminate a vendor prior to securing an alternative source for the terminated vendor's products or services. In addition, if the cost of fuel rises, the cost to deliver merchandise to the customers of our Direct business and from our distribution centers to our retail stores may rise which could have a material adverse impact on our profitability.
Political and economic uncertainty and unrest in foreign countries where our merchandise vendors are located and trade restrictions upon imports from these foreign countries could adversely affect our ability to source merchandise and operating results.

In 2011, over 80% of our private label merchandise was imported directly from vendors located in foreign countries, with a substantial portion of the imported merchandise being obtained directly from vendors located in China, Mexico, and various Far East, Asian, and European countries. In addition, we believe that a significant portion of our other vendors obtain their products from foreign countries that may also be subject to political and economic uncertainty. We are subject to risks and uncertainties associated with changing economic and political conditions in foreign countries where our vendors are located, such as:

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

We experience seasonal fluctuations in our revenue and operating results. Historically, we have realized a significant portion of our revenue and earnings for the year in the fourth quarter. In 2011 and 2010, respectively, we generated 35.0% and 35.1% of our revenue, and 49.0% and 59.1% of our net income, in the fourth quarter. We incur significant additional expenses in the fourth quarter due to higher customer purchase volumes and increased staffing. If we miscalculate the demand for our products generally or for our product mix during the fourth quarter, our revenue could decline, which would harm our financial performance. In addition, abnormally warm weather conditions during the fourth quarter can reduce sales of many of the products normally sold during this time period and inclement weather can reduce store traffic or cause us to temporarily close stores causing a reduction in revenue. Because a substantial portion of our operating income is derived from our fourth quarter revenue, a shortfall in expected fourth quarter revenue would cause our annual operating results to suffer significantly.

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

Our success depends upon our ability to successfully manage our inventory and to anticipate and respond to merchandise trends and customer demands in a timely manner. We cannot predict consumer preferences with certainty and they may change over time. We usually must order merchandise well in advance of the applicable selling season. The extended lead times for many of our purchases may make it difficult for us to respond rapidly to new or changing product trends or changes in prices. If we misjudge either the market for our merchandise or our customers' purchasing habits, our revenue may decline significantly and we may not have sufficient quantities of merchandise to satisfy customer demand or we may be required to mark down excess inventory, either of which would result in lower profit margins. In addition, as we implement our retail store expansion strategy, we will need to construct additional distribution centers or expand the size of our existing distribution centers to support our growing number of retail stores. If we are unable to find suitable locations for new distribution centers or to timely integrate new or expanded distribution centers into our inventory control process, we may not be able to deliver inventory to our retail stores in a timely manner, which could have a material adverse effect on the revenue and cash flows of our Retail business.
We may incur costs from litigation or increased regulation relating to products that we sell, particularly tree stands and firearms, which could adversely affect our revenue and profitability.
We may incur damages due to lawsuits relating to products we sell, including lawsuits relating to tree stands and firearms. We may incur losses due to lawsuits, including potential class actions, relating to our performance of background checks on firearms purchases and compliance with other sales laws as mandated by state and federal law. We may also incur losses from lawsuits relating to the improper use of firearms or ammunition sold by us, including lawsuits by municipalities or other organizations attempting to recover costs from manufacturers and retailers of firearms and ammunition. Our insurance coverage and the insurance provided by our vendors for certain products they sell to us may be inadequate to cover claims and liabilities related to products that we sell. In addition, claims or lawsuits related to products that we sell, or the unavailability of insurance for product liability claims, could result in the elimination of these products from our product line, thereby reducing revenue. If one or more successful claims against us are not covered by or exceed our insurance coverage, or if insurance coverage is no longer available, our available working capital may be impaired and our operating results could be materially adversely affected. Even unsuccessful claims could result in the expenditure of funds and management time and could have a negative impact on our profitability and on future premiums we would be required to pay on our insurance policies.
Legal proceedings may increase our costs and have a material adverse effect on our results of operations.

We are involved, from time to time, in legal proceedings that are incidental to our business. For example, on January 6, 2011, we received a Commissioner's charge from the Chair of the EEOC alleging that we have discriminated against non-Whites on the basis of their race and national origin in recruitment and hiring. We are disputing these allegations, and the EEOC currently is in the early stages of its investigation. At the present time, we are unable to form a judgment regarding a favorable or unfavorable outcome regarding this matter or the potential range of loss in the event of an unfavorable outcome. The defense and resolution of lawsuits and other proceedings may involve significant expense, divert management's attention and resources from other matters, and have a material adverse effect on our results of operations.

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

Changes in these laws and regulations or additional regulation could cause the demand for and sales of our products to decrease. Moreover, complying with increased or changed regulations could cause our operating expenses to increase. This could materially adversely affect our revenue and profitability.
Our inability or failure to protect our intellectual property could have a negative impact on our operating results.

Our trademarks, service marks, copyrights, patents, trade secrets, domain names, and other intellectual property are valuable assets that are critical to our success. Effective trademark and other intellectual property protection may not be available in every country in which our products are made available. The unauthorized reproduction or other misappropriation of our intellectual property could diminish the value of our brands or goodwill and cause a decline in our revenue. Any infringement or other intellectual property claim made against us, whether or not it has merit, could be time-consuming, result in costly litigation, cause product delays, or require us to enter into royalty or licensing agreements. As a result, any such claim could have a material adverse effect on our operating results.
Risks Related to Our Financial Services Business

We may experience limited availability of financing or variation in funding costs for our Financial Services business, which could limit growth of the business and decrease our profitability.

Our Financial Services business requires a significant amount of cash to operate. These cash requirements will increase if our credit card originations increase or if our cardholders' balances or spending increase. Historically, we have relied upon external financing sources to fund these operations, and we intend to continue to access external sources to fund our growth. A number of factors such as our financial results, changes within our organization, disruptions in the capital markets, increased competition in the deposit markets, our corporate and regulatory structure, interest rate fluctuations, general economic conditions, possible negative credit ratings affecting our asset-backed securities, and accounting and regulatory changes and relations could make such financing more difficult or impossible to obtain or more expensive. In addition, several rules and regulations have recently been proposed by the SEC that may substantially affect issuers of asset-backed securities. We have been and will continue to be particularly reliant on funding from securitization transactions for our Financial Services business. Securitization funding sources include both variable funding facilities and fixed and floating rate term securitizations. A failure to renew these facilities, to resecuritize the term securitizations as they mature, or to add additional term securitizations and variable funding facilities on favorable terms as it becomes necessary could increase our financing costs and potentially limit our ability to grow our Financial Services business. In addition, the ability of our Financial Services business to engage in securitization transactions on favorable terms or at all could be adversely affected by disruptions in the capital markets or other events, which could adversely affect our business and cause our Financial Services business to lose an important source of capital.

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
Our current funding strategy also includes a continued reliance on certificates of deposit to help fund growth and maturing securitizations. If there is an increase in other financial institutions relying on the certificates of deposit market for liquidity and funding, competition in the deposits market may increase resulting in less funds available or funds at unattractive rates. In addition to the non-brokered certificates of deposit market to fund growth and maturing securitizations, we have access to the brokered certificates of deposit market through multiple financial institutions for liquidity and funding purposes. Our ability to issue certificates of deposit is reliant on our current regulatory capital levels. If WFB were to be classified as an "adequately-capitalized" bank, we would be required to obtain a waiver from the FDIC in order to continue to issue certificates of deposit and would be limited to what interest rate we can pay on deposits. At December 31, 2011, WFB met the requirements for a "well-capitalized" institution, the highest of the Federal Deposit Insurance Corporation Improvement Act's five capital ratio levels.

We may have to reallocate capital from our Retail and Direct businesses to meet the capital needs of our Financial Services business, which could alter our retail store expansion program.

WFB must satisfy the capital maintenance requirements of government regulators and its agreement with Visa U.S.A., Inc. ("Visa"). Although WFB satisfied the requirements for the "well-capitalized" classification under the regulatory framework for prompt corrective action at December 31, 2011, no assurances can be given that WFB will continue to satisfy such requirements. A variety of factors could cause the capital requirements of WFB to exceed our ability to generate capital internally or from third party sources. For example, government regulators or Visa could unilaterally increase their minimum capital requirements. Also, we have significant potential obligations in the form of the unused credit lines of our cardholders. At December 31, 2011, these unfunded amounts totaled approximately $20 billion. Draws on these lines of credit could materially exceed predicted line usage. If WFB ceases to qualify as well-capitalized, WFB would become subject to regulatory restrictions that could materially adversely affect its liquidity, cost of funds, and ability to conduct normal operations. If WFB's capital requirements were to increase, we may have to contribute capital to WFB, which may require us to raise additional debt or equity capital and/or divert capital from our Retail and Direct businesses, which in turn could significantly alter our retail store expansion strategy.
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
 In July 2010, the Reform Act was signed into law.  The Reform Act, as well as other legislative and regulatory changes, could have a significant impact on us by, for example, requiring WFB to change its business practices, imposing additional costs on WFB, limiting fees WFB can charge for services, impacting the value of WFB and its assets, or otherwise adversely affecting WFB's business.  A description of the Reform Act and other legislative and regulatory developments is contained in “Management's Discussion and Analysis of Financial Condition and Results of Operations - Developments in Legislation and Regulation.”
As directed by the Reform Act, the United States Government Accountability Office released a report on January 20, 2012, that examines the potential implications of eliminating certain exceptions under the BHCA, including the exception for credit card banks. It is unclear whether this report will lead to any additional legislative or regulatory action. If the credit card bank exception were eliminated or modified, we may be required to divest our ownership of WFB unless we were willing and able to become a bank holding company under the BHCA. Any such forced divestiture would materially adversely affect our business and results of operations.
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
The Reform Act will also likely result in increased scrutiny and oversight of consumer financial services and products, including credit cards, primarily through the establishment of the Bureau within the Federal Reserve.  The Bureau will have broad rulemaking and enforcement authority over providers of credit, savings, and payment services and products.  The Bureau will have rulemaking and interpretive authority under existing and future consumer financial services laws and supervisory, examination, and enforcement authority over institutions subject to its jurisdiction.  State officials are authorized to enforce consumer protection rules issued by the Bureau.
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

In connection with our Financial Services business, we borrow money from institutions and accept funds by issuing brokered and non-brokered certificates of deposit and secured borrowings, which we then lend to cardholders. We earn interest on the cardholders' account balances, and pay interest on the certificates of deposit and borrowings we use to fund those loans. Changes in these two interest rates affect the value of the assets and liabilities of our Financial Services business. If the rate of interest we pay on borrowings increases more (or more rapidly) than the rate of interest we earn on loans, our net interest income, and therefore our earnings, could fall. Our earnings could also be materially adversely affected if the rates on our credit card account balances fall more quickly than those on our borrowings. In addition, at December 31, 2011, approximately 34% of our cardholders did not maintain balances on their credit card accounts. We do not earn any interest from these accounts but do earn other fees from these accounts such as Visa interchange fees. In the event interest rates rise, the spread between the interest rate we pay on our borrowings and the fees we earn from these accounts may change and our profitability may be materially adversely affected.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

At the end of 2011, in addition to our retail stores listed below, we also operated our corporate headquarters, administrative offices, four distribution centers, a merchandise return center, and five customer care centers. The following table provides information regarding the general location, use, and approximate size of our principal non-retail properties:

Property	Location (1)	Total Square Footage	Segment That Uses Property

Distribution Center	Sidney, Nebraska	761,000	Other
Distribution Center	Prairie du Chien, Wisconsin	1,055,000	Other
Distribution Center	Wheeling, West Virginia	1,165,000	Other
Distribution Center	Winnipeg, Manitoba	150,000	Other
Total for Distribution Centers		3,131,000

Corporate Headquarters	Sidney, Nebraska	294,000	Retail, Direct and Other
Administrative Offices, Retail Store Concept Center, and Customer Care Center	Sidney, Nebraska	131,000	Retail, Direct and Other
Merchandise Return Center	Oshkosh, Nebraska	52,000	Other
Customer Care Center	North Platte, Nebraska	12,000	Direct
Customer Care Center and Administrative Offices	Winnipeg, Manitoba	96,000	Retail and Direct
Customer Care Center and Administrative Offices	Kearney, Nebraska	151,000	Retail and Direct
Customer Care Center	Grand Island, Nebraska	12,000	Direct
Customer Care Center, Bank Operations, and Administrative Offices	Lincoln, Nebraska	76,000	Direct, Financial Services and Other
Data Information Center	Papillion, Nebraska	16,000	Retail, Direct, Financial Services and Other

(1)
We own all of these properties with the exception of leases we have entered into for the customer care center in Grand Island, Nebraska, the distribution centers in Wheeling, West Virginia, and Winnipeg, Manitoba, the retail store concept center in Sidney, Nebraska, and the data information center in Papillion, Nebraska.

We own all of our retail stores except Boise, Idaho; Gonzales, Louisiana; Grand Junction, Colorado; Hazelwood, Missouri; Scarborough, Maine; Springfield, Oregon; Edmonton, Alberta; and Winnipeg, Manitoba; and we have a ground lease for East Hartford, Connecticut. Also, in connection with some of the economic development packages received from state or local governments where our stores are located, we have entered into agreements granting ownership of the taxidermy, diorama, or other portions of our stores to these state and local governments.

The following table shows the location, opening date, and approximate retail total square footage of our retail stores used in our Retail segment:

Location	Opening Date	Retail Square Footage

United States:
Kearney, Nebraska	October 1987	57,000
Sidney, Nebraska	July 1991	104,000
Owatonna, Minnesota	March 1998	162,000
Prairie Du Chien, Wisconsin	September 1998	53,000
East Grand Forks, Minnesota	September 1999	60,000
Dundee, Michigan	March 2000	227,000
Mitchell, South Dakota	August 2000	84,000
Kansas City, Kansas	August 2002	192,000
Hamburg, Pennsylvania	September 2003	246,000
Wheeling, West Virginia	August 2004	175,000
Fort Worth, Texas	May 2005	234,000
Buda, Texas	June 2005	192,000
Lehi, Utah	August 2005	170,000
Rogers, Minnesota	October 2005	185,000
Glendale, Arizona	July 2006	166,000
Boise, Idaho	August 2006	132,000
Richfield, Wisconsin	September 2006	166,000
La Vista, Nebraska	October 2006	129,000
Hazelwood, Missouri	April 2007	132,000
Hoffman Estates, Illinois	September 2007	182,000
East Hartford, Connecticut	October 2007	182,000
Gonzales, Louisiana	October 2007	167,000
Hammond, Indiana	October 2007	189,000
Reno, Nevada	November 2007	129,000
Post Falls, Idaho	November 2007	129,000
Lacey, Washington	November 2007	182,000
Scarborough, Maine	May 2008	129,000
Rapid City, South Dakota	August 2008	80,000
Billings, Montana	May 2009	80,000
Grand Junction, Colorado	May 2010	76,000
Allen, Texas	April 2011	107,000
Springfield, Oregon	May 2011	70,000
		4,568,000

Canada:
Winnipeg, Manitoba	September 2007	44,000
Edmonton, Alberta	August 2011	70,000
		114,000
Total retail square footage		4,682,000
At December 31, 2011, the total net book value of our property and equipment was $867 million. At the end of 2011, we believe that our properties and equipment were suitable for their intended use.

ITEM 3. LEGAL PROCEEDINGS

We are party to various legal proceedings arising in the ordinary course of business. These actions include commercial, intellectual property, employment (including the Commissioner's charge referenced in "Risk Factors - Legal proceedings may increase our costs and have a material adverse effect on our results of operations"), regulatory, and product liability claims. Some of these actions involve complex factual and legal issues and are subject to uncertainties. The activities of WFB are subject to complex federal and state laws and regulations. WFB's regulators are authorized to impose penalties for violations of these laws and regulations and, in some cases, to order WFB to pay restitution. We cannot predict with assurance the outcome of the actions brought against us. Accordingly, adverse developments, settlements, or resolutions may occur and have a material effect on our results of operations for the period in which such development, settlement, or resolution occurs. However, we do not believe that the outcome of any current legal proceeding would have a material effect on our results of operations, cash flows, or financial position taken as a whole.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Price Range of Common Stock

Our common stock began trading on June 25, 2004, on the New York Stock Exchange under the symbol “CAB”. Prior to that date, there was no public market for our common stock. As of February 17, 2012, there were 886 holders of record of our common stock. This does not include persons who hold our common stock in nominee or “street name” accounts through brokers or banks.

The following table sets forth, for the fiscal quarters indicated, the high and low sales prices per share of our common stock as reported on the New York Stock Exchange:

	2011		2010
	High	Low	High	Low

First Quarter	$31.19	$21.59	$18.00	$14.69
Second Quarter	28.91	22.26	21.24	13.42
Third Quarter	28.70	19.95	19.17	12.97
Fourth Quarter	26.73	19.66	23.11	18.28

Issuer Purchases of Equity Securities

On August 23, 2011, the Company's Board of Directors authorized a share repurchase program to repurchase up to 800,000 shares of the Company's common stock. The authorization by the Company's Board of Directors also provides for share repurchases on an ongoing basis to offset dilution resulting from equity awards under the Company's current or future equity compensation plans. The shares are repurchased from time to time in open market transactions or privately negotiated transactions at the Company's discretion, subject to market conditions, customary blackout periods, and other factors.

The following table shows the stock repurchase activity for each of the three fiscal months in the fiscal quarter ended December 31, 2011:

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet be Purchased Under Publicly Announced Plans or Programs

Prior to October 2, 2011 (1)	14,495	$21.17	—	—
October 2 through October 29, 2011	—	—	—	800,000
October 30 through December 3, 2011	800,000	24.95	800,000	—
December 4 through December 31, 2011	—	—	—	—
Total	814,495	$24.88	800,000

(1)
Reflects shares of common stock withheld (under the terms of grants under a stock compensation plan) to offset tax withholding obligations upon the vesting and release of restricted shares on July 7, 2011.

Stock Performance Graph

The following stock performance graph and table show Cabela’s cumulative total shareholder return on a semi-annual basis for the five fiscal years ended December 31, 2011. The graph and table also show the cumulative total returns of the Standard and Poor’s (“S&P”) 500 Retailing Index and the S&P 500 Index. The graph and table assume that $100 was invested on December 29, 2006.

	Dec 29 2006	Jun 30 2007	Dec 28 2007	Jun 28 2008	Dec 27 2008	Jun 27 2009	Jan 2 2010	Jul 3 2010	Jan 1 2011	Jul 1 2011	Dec 31 2011

Cabela’s Inc.	$100	$92	$61	$46	$27	$50	$59	$56	$90	$115	$105
S&P Retailing Index	100	103	82	72	54	65	82	77	102	108	105
S&P 500	100	106	106	90	62	65	79	72	89	94	89
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

ITEM 6. SELECTED FINANCIAL DATA

	Fiscal Year (1)
	2011	2010	2009	2008	2007
	(In Thousands Except Earnings per Share)
Operations Data:
Revenue:
Merchandise sales	$2,505,733	$2,412,486	$2,447,635	$2,380,655	$2,173,995
Financial Services revenue	291,746	227,675	171,414	158,971	159,335
Other revenue	13,687	23,081	13,191	13,095	16,269
Total revenue	2,811,166	2,663,242	2,632,240	2,552,721	2,349,599
Total cost of revenue	1,613,249	1,575,449	1,602,621	1,540,214	1,378,386
Selling, distribution, and administrative expenses	954,125	895,405	870,147	865,684	818,916
Impairment and restructuring charges	12,244	5,626	66,794	5,784	1,205
Operating income	231,548	186,762	92,678	141,039	151,092
Interest expense, net	(24,427)	(27,442)	(23,109)	(29,658)	(18,778)
Other non-operating income, net	7,346	7,360	6,955	6,854	6,913
Income before provision for income taxes	214,467	166,680	76,524	118,235	139,227
Provision for income taxes	71,847	54,521	26,907	41,831	51,348
Net income	$142,620	$112,159	$49,617	$76,404	$87,879

Earnings per basic share	$2.06	$1.65	$0.74	$1.15	$1.34
Earnings per diluted share	$2.00	$1.62	$0.74	$1.14	$1.31

Selected Balance Sheet Data:
Cash and cash equivalents (2)	$304,679	$136,419	$582,185	$410,104	$131,182
Working capital (2) (3)	2,491,591	1,747,124	619,354	573,410	263,284
Total assets (3)	5,133,771	4,531,179	2,491,885	2,396,066	2,212,830
Total debt excluding WFB	344,922	345,152	348,279	380,031	403,385
Total debt of WFB (3) (4)	2,844,813	2,496,651	476,664	486,199	260,591
Total stockholders’ equity	1,181,316	1,024,548	984,421	913,705	828,559

Other Data:
Depreciation and amortization	$71,343	$69,872	$70,566	$64,673	$59,863
Property and equipment additions	120,739	79,720	49,817	54,934	364,326

Retail square footage	4,682	4,409	4,333	4,253	4,044

(1)	Fiscal years are based on the 52-53 week period ending on the Saturday closest to December 31. Fiscal 2011, 2010, 2008, and 2007 each consisted of 52 weeks and fiscal 2009 consisted of 53 weeks.

(2)
Includes amounts for WFB totaling $117 million, $82 million, $371 million, $402 million, and $123 million at years ended 2011, 2010, 2009, 2008, and 2007, respectively. Our ability to use this cash for non-banking operations, including its use as working capital for our Retail or Direct businesses, or for retail store expansion, is limited by regulatory restrictions.

(3)
Amounts for 2011 and 2010 include assets and liabilities resulting from the consolidation of the Cabela's Master Credit Card Trust and related entities (collectively referred to as the “Trust”) related to a change in accounting principle. Accordingly, effective January 3, 2010, total assets and liabilities increased $2.15 billion and $2.25 billion, respectively, and retained earnings and other comprehensive income decreased $93 million, after tax.

(4)	Amounts include time deposits and short-term borrowings of WFB, and for 2011 and 2010, amounts also include the secured variable funding obligations and secured long-term obligations of the Trust.

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

Cabela’s®

     We are a leading specialty retailer, and the world’s largest direct marketer, of hunting, fishing, camping, and related outdoor merchandise. We provide a quality service to our customers who enjoy an outdoor lifestyle by supplying outdoor products through our multi-channel retail business consisting of our Retail and Direct business segments. Our Retail business segment consists of 34 stores, including three new stores that opened in 2011: Allen, Texas, on April 14th, Springfield, Oregon, on May 5th, and Edmonton, Alberta, Canada, on August 4th. We now have 32 stores located in the United States and two in Canada with total retail square footage of 4.7 million square feet at the end of 2011. Our Direct business segment is comprised of our highly acclaimed Internet website which is supplemented by our catalog distributions as a selling and marketing tool.

Our Financial Services business segment also plays an integral role in supporting our merchandising business.  Our Financial Services business segment is comprised of our credit card services, which reinforces our strong brand and strengthens our customer loyalty through our credit card loyalty programs.

Fiscal 2011 Executive Overview

			Increase (Decrease)	% Change
	2011	2010
	(Dollars in Thousands Except Earnings Per Diluted Share)
Revenue:
Retail	$1,550,442	$1,412,715	$137,727	9.7%
Direct	956,834	999,771	(42,937)	(4.3)
Total merchandise sales	2,507,276	2,412,486	94,790	3.9
Financial Services	291,746	227,675	64,071	28.1
Other revenue	12,144	23,081	(10,937)	(47.4)
Total revenue	$2,811,166	$2,663,242	$147,924	5.6

Operating income	$231,548	$186,762	$44,786	24.0

Earnings per diluted share	$2.00	$1.62	$0.38	23.5
Revenues for 2011 totaled $2.8 billion, an increase of $148 million, or 5.6%, over 2010. Total merchandise sales increased $95 million, or 3.9%, in 2011 compared to 2010. The net increase in total merchandise sales comparing 2011 to 2010 was primarily due to:

•	a net increase of $93 million in revenue from new retail stores, and

•	an increase of $39 million, or 2.8%, in comparable store sales, led by increases in sales in the hunting equipment category.

These increases were partially offset by a decrease of $43 million in Direct revenue. Included in Direct revenue in 2010 was $14 million from our non-core home restoration products business that we divested in October 2010. Declines in the hunting equipment category, primarily the ammunition and shooting categories, and the clothing and footwear category, contributed to the remaining decrease in Direct revenue comparing years.

Financial Services revenue increased $64 million, or 28.1%, in 2011 compared to 2010 primarily due to an increase in interchange income, lower loan losses and interest expense, and growth in the number of active accounts and average balance per account, partially offset by higher customer reward costs.
Operating income for 2011 increased $45 million, or 24.0%, compared to 2010, and operating income as a percentage of revenue increased 120 basis points to 8.2% in 2011 compared to 7.0% in 2010.  These increases in total operating income and total operating income as a percentage of total revenue were primarily due to increases in revenue from our Retail and Financial Services segments as well as increases in our merchandise gross profit. These increases were partially offset by lower revenue from our Direct business segment and higher operating expenses. Selling, distribution, and administrative expenses were higher due to increases in comparable and new store costs, pre-opening costs, and costs related to supporting our customer relationship management system. We also had an increase of $7 million in 2011 in impairment and restructuring charges compared to 2010 primarily due to the impairment of certain economic development bonds and related deferred grant income.

Fiscal 2011 Achievements and Update to Our 2012 Vision - Renewing the Vision

Cabela's 2012 Vision is to become the best multi-channel outdoor retail company in the world. Even though the business environment continues to be challenging, we believe our multi-channel model and our strong brand name provide us with opportunities for growth and profitability.  Over our history, we have established name recognition and a quality brand that is renowned and respected in the outdoor industry. Throughout our multi-channel business, our strategy is to continue our focus on our customers by providing legendary customer service, quality, and selection.

 In 2011, management confirmed that our strategic initiatives are the key topics to maintain our focus for improvement and have therefore continued to emphasize these key financial metrics: merchandise gross margin, Retail segment operating margin, total revenue growth, retail expansion, and growth of our Cabela's CLUB Visa loyalty program. Improvements in these metrics have led to an increase in our return on invested capital, an important measure of how effectively we have deployed capital in our operations in generating cash flows. Increases in our return on invested capital, on an after-tax basis, indicate improvements in our use of capital, thereby creating value in our Company.

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

We intend to concentrate more resources behind this effort to help drive improvements to the customer shopping experience even more quickly.

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

We continue to concentrate our efforts in detailed pre-season planning, in-season monitoring of sales, and management of inventory to focus product assortment on our core customer base. We also continue to work with vendors to negotiate the best prices on products and to manage inventory levels, as well as to ensure vendors deliver all products and services as expected. We reduced promotional discounts in 2011 compared to 2010 by eliminating unprofitable retail store promotions. As a result, our merchandise gross margin as a percentage of merchandise revenue increased 50 basis points to 35.6% in 2011 compared to 35.1% in 2010. This increase was attributable to better inventory management, which reduced the need to mark down product, improvements in vendor collaboration, and advancements in price optimization to ensure we are pricing correctly in the marketplace.

We are working on optimizing the interactions between our merchandising and inventory groups and marketing to provide our customers with the products they want, when they want them, while improving gross margin performance.

•
Retail Profitability: Improve retail profitability by concentrating on sales, advertising, and costs while providing excellent customer experiences. Our goal is to identify the best practices that produce the best results and apply those findings to all of our retail stores. We have to execute on the balance that allows us to deliver the best possible selection of products and expected level of customer service in each store while managing labor, advertising, and other store costs.

We have improved our retail store merchandising processes, information technology systems, and distribution and logistics capabilities.  We have also improved our visual merchandising within the stores and coordinated merchandise at our stores by adding more regional product assortments.  To enhance customer service at our retail stores, we have increased our staff of outfitters and have continued our management training and mentoring programs that we implemented in 2010 for our next-generation store managers. Comparing Retail segment results for 2011 to 2010:

•	operating income increased $57 million, or 27.8% (including a $33 million increase in the marketing fee paid by the Financial Services segment),

•	operating income as a percentage of Retail business segment revenue increased 240 basis points to 17.0%, and

•	comparable store sales increased 2.8%.

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

We incorporated our next-generation store format into our three new stores that we opened in 2011 bringing our total retail store square footage to 4.7 million square feet at the end of 2011. We have also developed a new Outpost store format which will be approximately 40,000 square feet in size and have a "core-flex" merchandise strategy (selected core assortment of products and flexible seasonal merchandise) that will allow us to effectively serve smaller markets with a large concentration of Cabela's customers. We have announced plans to open five next-generation stores in 2012: Wichita, Kansas; Tulalip, Washington; Rogers, Arkansas; Charleston, West Virginia; and Saskatoon, Saskatchewan, Canada; and our first Outpost store in Union Gap, Washington, increasing our retail square footage approximately 10%. We have also announced plans to open next-generation stores in 2013 in Columbus, Ohio; Grandville, Michigan; and Louisville, Kentucky. Looking to 2013, we expect to increase retail square footage 11% to 13% with the opening of next-generation and Outpost stores.

•
Direct Business Initiatives: Grow our Direct business by capitalizing on quick-to-market Internet and electronic marketing opportunities and expanding international business. Our goal is to continue to fine tune our catalogs, as well as the number of pages and product mix in each, in order to improve the profitability of each title. We want to create steady, profitable growth in our Direct channels, while reducing marketing expenses and significantly increasing the percentage of market share we capture through the Internet.

Our efforts on redesigning our Internet website to support this important channel of our Direct business continue. In October 2010, we launched our new website featuring significant enhancements including guided navigation to improve customers' movement throughout the site, managed content to aid in customizing the individual shopping experience, better promotional capability, and international commerce capabilities. Our Internet website continues to be the most visited sporting goods industry eCommerce website according to Hitwise, Incorporated, an online measurement company. In addition, we launched a Facebook shopping outlet to support our growing customer fan base, which is now over 1.4 million fans.

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

Our Direct revenue decreased $43 million, or 4.3%, in 2011 compared to 2010. We divested our non-core home restoration products business in October 2010. For comparative purposes, Direct revenue in 2011 compared to 2010, adjusted for the effect of this divestiture, decreased $29 million, or 3.0%. The decrease in Direct revenue comparing 2011 to 2010 was due to expected declines in ammunition and shooting products, and due to decreases in the clothing and footwear, fishing and marine, and camping categories.

Operating income for our Direct business segment increased $16 million to $172 million in 2011 compared to $156 million in 2010.  Operating income as a percentage of Direct business segment revenue increased to 18.0% in 2011, up 240 basis points compared to 2010, due to an increase of $22 million in the marketing fee received from the Financial Services segment.

We intend to leverage our knowledge on the ways that customers gather information, shop, and buy merchandise. We will improve the quality of our multi-channel marketing themes and related advertising and online events to leverage the Cabela's reputation as the world-class outfitter; utilize best-in-class technology to improve our customers' digital shopping experience; optimize management of our inventory to ensure the availability of a desired product; and build on advances we have made in digital marketing and shopping to capitalize on the ways our customers shop, gather information, and buy products and services.

•
Growth of World's Foremost Bank: Our goal is to continue to attract new cardholders through our Retail and Direct businesses and increase the amount of merchandise or services customers purchase with their CLUB Visa cards while maintaining the profitability of World's Foremost Bank ("WFB") and preserving customer loyalty by creating marketing plans, promoting additional products, delivering exclusive outdoor events and experiences, and expanding our partnership programs to best serve our customers' needs and give us brand exposure.

WFB continues to manage credit card delinquencies and charge-offs below industry average by adhering to our conservative underwriting criteria and active account management.  We added new credit cardholders as the number of average active accounts increased 7.5% to 1.4 million compared to 2010. Financial Services revenue increased $64 million, or 28.1%, in 2011 compared to 2010 primarily due to an increase in interchange income, lower loan losses and interest expense, and growth in the number of active accounts and average balance per account, partially offset by higher customer reward costs. In 2011, WFB issued $622 million in certificates of deposit, renewed its $260 million variable funding facility for an additional three years, entered into two new variable funding facilities for $353 million and $412 million that will mature in March 2014 and September 2014, respectively, and completed two $300 million term securitizations that will mature in March 2014 and September 2014, respectively.

Current Business Environment

Worldwide Credit Markets and Macroeconomic Environment – We believe that improvement in the United States economic environment has led to a lower level of delinquencies and a decrease in charge-offs comparing 2011 to 2010.  We expect our charge-off and delinquency levels to remain below industry standards. Our Financial Services business continues to monitor developments in the securitization and certificates of deposit markets to ensure we have adequate access to liquidity. On November 2, 2011, we entered into a new five-year credit agreement providing for a $415 million revolving credit facility that replaced our $350 million credit facility set to expire June 30, 2012. Advances under the credit facility will be used for the Company’s general business purposes, including working capital support.

Developments in Legislation and Regulation – The Dodd-Frank Wall Street Reform and Consumer Protection Act (the "Reform Act") was signed into law in July 2010 and has made extensive changes to the laws regulating financial services firms and credit rating agencies and requires significant rule-making. In addition, the Reform Act along with the Credit Card Accountability Responsibility and Disclosure Act of 2009 (the "CARD Act") mandated multiple studies which could result in additional legislative or regulatory action.

The Reform Act imposes a moratorium on the approval of applications for Federal Deposit Insurance Corporation ("FDIC") insurance for an industrial bank, credit card bank, or trust bank that is owned by a commercial firm. Furthermore, the FDIC must, under most circumstances, disapprove any change in control that would result in direct or indirect control by a commercial firm of a credit card bank, such as WFB. For purposes of this provision, a company is a “commercial firm” if its consolidated annual gross revenues from activities that are financial in nature and, if applicable, from the ownership or control of one or more insured depository institutions, in the aggregate, represent less than 15% of its consolidated annual gross revenues. The Reform Act does not, however, eliminate the exception from the definition of “bank” under the Bank Holding Company Act of 1956, as amended (the “BHCA”) for credit card banks, such as WFB. As directed by the Reform Act, the United States Government Accountability Office released a report on January 20, 2012, that examines the potential implications of eliminating certain exceptions under the BHCA, including the exception for credit card banks. It is unclear whether this report will lead to any additional legislative or regulatory action. If the credit card bank exception were eliminated or modified, we may be required to divest our ownership of WFB unless we were willing and able to become a bank holding company under the BHCA. Any such forced divestiture would materially adversely affect our business and results of operations.
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

On October 11, 2011, the Federal Reserve, the Office of the Comptroller of Currency, the FDIC, and the Securities and Exchange Commission ("SEC") issued proposed regulations implementing certain provisions under the Reform Act limiting proprietary trading and sponsorship or investment in hedge funds and private equity funds (the "Volcker Rule"). The proposed regulations are complex and have been the subject of extensive comment. As proposed, these regulations may apply to us and could limit our ability to engage in the types of transactions covered by the Volcker Rule and may impose potentially burdensome compliance, monitoring, and reporting obligations. There remains considerable uncertainty regarding whether the final regulations implementing the Volcker Rule will differ from the proposed regulations, and the effect of any final regulations on our Retail and Direct businesses and WFB.

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

The Cabela's Master Credit Card Trust and related entities (collectively referred to as the “Trust”) is structured to come within the exemption from the Investment Company Act of 1940, as amended (the “Investment Company Act”) provided by Investment Company Act Rule 3a-7. On August 31, 2011, the SEC issued an advance notice of proposed rulemaking regarding possible amendments to Investment Company Act Rule 3a-7. At this time, it is uncertain what form the related proposed and final rules will take, whether the Trust would continue to be eligible to rely on the exemption provided by Investment Company Act Rule 3a-7, and whether the Trust would qualify for any other Investment Company Act exemption.
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
 Impact of Change in Accounting Principles in 2010 - The accounting guidance on consolidations and accounting for transfers of financial assets and the criteria for determining whether to consolidate a variable interest entity resulted in the consolidation of the Trust effective January 3, 2010, which resulted in an increase in total assets and liabilities of $2.15 billion and $2.25 billion, respectively, and a decrease in retained earnings and other comprehensive income of $93 million, after tax. In 2010, we began reporting the results of operations of our Financial Services business in a manner similar to our historical managed presentation for financial performance of the total managed portfolio of credit card loans, excluding income derived from the changes in the valuation of our interest-only strip, cash reserve accounts, and cash accounts associated with the securitized loans.

Operations Review

Our operating results expressed as a percentage of revenue were as follows for the years ended:

	2011	2010	2009

Revenue	100.00%	100.00%	100.00%
Cost of revenue	57.39	59.16	60.88
Gross profit (exclusive of depreciation and amortization)	42.61	40.84	39.12
Selling, distribution, and administrative expenses	33.94	33.62	33.06
Impairment and restructuring charges	0.43	0.21	2.54
Operating income	8.24	7.01	3.52
Other income (expense):
Interest expense, net	(0.87)	(1.03)	(0.88)
Other income, net	0.26	0.28	0.26
Total other income (expense), net	(0.61)	(0.75)	(0.62)
Income before provision for income taxes	7.63	6.26	2.90
Provision for income taxes	2.56	2.05	1.02
Net income	5.07%	4.21%	1.88%

Results of Operations - 2011 Compared to 2010

Revenues

Retail revenue includes sales realized and customer services performed at our retail stores, sales from orders placed through our retail store Internet kiosks, and sales from customers utilizing our in-store pick-up program. Direct revenue includes Internet and call center (catalog) sales from orders placed through our website, over the phone, and by mail where the merchandise is shipped to non-retail store locations. Financial Services revenue is comprised of interest and fee income, interchange income, other non-interest income, interest expense, provision for loan losses, and customer rewards costs from our credit card operations. Other revenue sources include amounts received from our outfitter services, real estate rental income and land sales, fees earned through our travel business, and other complementary business services.

					Increase (Decrease)	% Change
	2011	%	2010	%
	(Dollars in Thousands)

Retail	$1,550,442	55.2%	$1,412,715	53.0%	$137,727	9.7%
Direct	956,834	34.0	999,771	37.5	(42,937)	(4.3)
Financial Services	291,746	10.4	227,675	8.6	64,071	28.1
Other	12,144	0.4	23,081	0.9	(10,937)	(47.4)
	$2,811,166	100.0%	$2,663,242	100.0%	$147,924	5.6

Product Sales Mix – The following table sets forth the percentage of our merchandise revenue contributed by each of the five product categories for our Retail and Direct businesses and in total for the years ended:

	Retail		Direct		Total
Product Category	2011	2010	2011	2010	2011	2010

Hunting Equipment	45.7%	44.5%	33.4%	33.7%	41.1%	40.2%
Clothing and Footwear	23.6	24.0	33.9	33.4	27.4	27.7
Fishing and Marine	13.9	14.2	11.4	11.5	13.0	13.2
Camping	8.2	8.5	11.5	11.8	9.4	9.8
Gifts and Furnishings	8.6	8.8	9.8	9.6	9.1	9.1
Total	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
Retail Revenue – Retail revenue increased $138 million, or 9.7%, in 2011 primarily due to an increase of $93 million in revenue from the addition of new retail stores comparing year over year and an increase in revenue from comparable store sales of $39 million. Retail revenue growth was led by increases in the hunting equipment, clothing and footwear, and fishing and marine categories.
When gift certificates, gift cards, and e-certificates (“gift instruments”) are redeemed for merchandise or services, revenue is recognized. We record gift instrument breakage as revenue when the probability of redemption is remote. Gift instrument breakage recognized was $7 million, $5 million, and $5 million for 2011, 2010, and 2009, respectively. Our gift instrument liability at the end of 2011 and 2010 was $118 million and $111 million, respectively.

			Increase (Decrease)
	2011	2010
	(Dollars in Thousands)

Comparable stores sales	$1,416,133	$1,377,527	$38,606
Comparable stores sales growth percentage	2.8%	1.6%
Comparable store sales increased $39 million, or 2.8%, in 2011 principally because of the strength in our hunting equipment and clothing and footwear categories and the success of our Retail operations focus. A store is included in our comparable store sales base on the first day of the month following the fifteen month anniversary of 1) its opening or acquisition, or 2) any changes to retail store space greater than 25% of total square footage of the store.

Average sales per square foot for stores that were open during the entire year were $328 for 2011 compared to $314 for 2010. The increase in average sales per square foot resulted from the increase in comparable store sales.

Direct Revenue – Our Direct revenue decreased $43 million, or 4.3%, in 2011 compared to 2010 primarily due to a decrease in revenue originated from our call centers, partially offset by an increase in Internet sales.

We divested our non-core home restoration products business in October 2010. For comparative purposes, Direct revenue in 2011 compared to 2010, adjusted for the effect of this divestiture, decreased $29 million, or 3.0%. The decrease in Direct revenue comparing 2011 to 2010 was due to expected declines in ammunition and shooting products, and to decreases in the clothing and footwear, fishing and marine, and camping categories.
Internet sales increased in 2011 compared to 2010. Visitors to our websites increased 4.5% during 2011 as we continued to focus our efforts on utilizing Direct marketing programs to increase traffic to our website and social media networks. Our hunting equipment and clothing and footwear categories were the largest dollar volume contributor to our Direct revenue for 2011. The number of active Direct customers, which we define as those customers who have purchased merchandise from us in the last twelve months, increased by approximately 1% compared to 2010. In October 2010, we launched our new website featuring significant enhancements, including guided navigation to improve customers' movement throughout the site, managed content to aid in customizing the individual shopping experience, better promotional capability, and international commerce capabilities.

We continue to focus on smaller, more specialized catalogs, and we have reduced the number of catalog pages mailed and decreased total circulation, leading to continued reductions in catalog related costs. Mostly offsetting the reductions in catalog related costs were increases in Internet related expenses due to our expanded use of digital marketing channels and enhancements to our website.

			Increase (Decrease)	% Change
	2011	2010

Percentage increase year over year in Internet website visitors	4.5%	5.8%

Catalog circulation in pages (in millions) (1)	22,218	24,028	(1,810)	(7.5)%

Number of separate catalog titles circulated (1)	102	98	4

(1)	2010 amounts were adjusted to reflect the activity related to the divestiture of our non-core home restoration products business.

Financial Services Revenue - The following table sets forth the components of our Financial Services revenue for the years ended:

			Increase (Decrease)	% Change
	2011	2010
	(Dollars in Thousands)

Interest and fee income	$277,242	$271,651	$5,591	2.1%
Interest expense	(70,303)	(86,494)	(16,191)	(18.7)
Provision for loan losses	(39,287)	(66,814)	(27,527)	(41.2)
Net interest income, net of provision for loan losses	167,652	118,343	49,309	41.7
Non-interest income:
Interchange income	267,106	231,347	35,759	15.5
Other non-interest income	13,620	12,247	1,373	11.2
Total non-interest income	280,726	243,594	37,132	15.2
Less: Customer rewards costs	(156,632)	(134,262)	22,370	16.7
Financial Services revenue	$291,746	$227,675	$64,071	28.1
Financial Services revenue increased $64 million, or 28.1%, in 2011 compared to 2010. The increase in interest and fee income of $6 million was due to an increase in credit card loans and a reduction in charge-offs of cardholder fees and interest, partially offset with a decrease in interest and fees charged as a result of the CARD Act. Interest expense decreased $16 million due to decreases in interest rates. The provision for loan losses decreased $28 million due to favorable charge-off trends and an improved outlook on the quality of our credit card portfolio as of the end of 2011 compared to 2010, evidenced by lower delinquencies and delinquency roll-rates comparing the respective periods.  The increase in interchange income of $36 million and customer rewards costs of $22 million was due to an increase in credit card purchases.

The following table sets forth the components of our Financial Services revenue as a percentage of average credit card loans, including any accrued interest and fees, for the years ended:

	2011	2010

Interest and fee income	10.1%	11.0%
Interest expense	(2.6)	(3.5)
Provision for loan losses	(1.4)	(2.7)
Interchange income	9.7	9.4
Other non-interest income	0.5	0.5
Customer rewards costs	(5.7)	(5.5)
Financial Services revenue	10.6%	9.2%
Our Cabela’s CLUB Visa credit card loyalty program allows customers to earn points whenever and wherever they use their credit card, and then redeem earned points for products and services at our retail stores or through our Direct business. The percentage of our merchandise sold to customers using the Cabela’s CLUB Visa credit card approximated 29% for 2011. The dollar amounts related to points are accrued as earned by the cardholder and recorded as a reduction in Financial Services revenue. The dollar amount of unredeemed credit card points and loyalty points was $109 million at the end of 2011 compared to $92 million at the end of 2010.

Key statistics reflecting the performance of our Financial Services business are shown in the following chart for the years ended:

			Increase (Decrease)	% Change
	2011	2010
	(Dollars in Thousands Except Average Balance per Account)

Average balance of credit card loans (1)	$2,745,118	$2,470,493	$274,625	11.1%
Average number of active credit card accounts	1,416,887	1,317,890	98,997	7.5

Average balance per active credit card account (1)	$1,937	$1,875	$62	3.3

Net charge-offs on credit card loans (1)	$64,520	$104,416	$(39,896)	(38.2)
Net charge-offs as a percentage of average credit card loans (1)	2.35%	4.23%	(1.88)%

(1)	Includes accrued interest and fees.
The average balance of credit card loans increased to $2.7 billion, or 11.1%, for 2011 compared to 2010, due to an increase in the number of active accounts and the average balance per account.  The average number of active accounts increased to 1.4 million, or 7.5%, compared to 2010 due to our marketing efforts.  Net charge-offs as a percentage of average credit card loans decreased to 2.35% for 2011, down 188 basis points compared to 2010, due to improvements in delinquencies and delinquency roll-rates. See “Bank Asset Quality” in this report for additional information on trends in delinquencies and non-accrual loans and analysis of our allowance for loan losses.

Other Revenue

			Increase (Decrease)	% Change
	2011	2010
	(Dollars in Thousands)

Other revenue	$12,144	$23,081	$(10,937)	(47.4)%
Other revenue decreased $11 million in 2011 compared to 2010 primarily due to a decrease of $10 million in real estate sales revenue. After adjusting for the cost of real estate, pre-tax gains on the sale of real estate totaled $2 million in 2010 with no sales in 2011. Pre-tax gains on the sale of real estate are reflected in operating income.

Gross Profit

Gross profit is defined as total revenue less the costs of related merchandise sold and shipping costs. Comparisons of gross profit and gross profit as a percentage of revenue for our operations, year over year, and to the retail industry in general, are impacted by:

•	shifts in customer preferences;

•	retail store, distribution, and warehousing costs (including depreciation and amortization), which we exclude from our cost of revenue;

•	royalty fees we include in merchandise sales for which there are no costs of revenue;

•	Financial Services revenue we include in revenue for which there are no costs of revenue;

•	real estate land sales we include in revenue for which costs vary by transaction;

•	customer service related revenue we include in revenue for which there are no costs of revenue; and

•	customer shipping charges in revenue, which are slightly higher than shipping costs in costs of revenue because of our practice of pricing shipping charges to match costs.
Accordingly, comparisons and analysis of our gross profit on merchandising revenue are presented below for the years ended:

			Increase (Decrease)	% Change
	2011	2010
	(Dollars in Thousands)

Merchandise sales	$2,505,733	$2,412,486	$93,247	3.9%
Merchandise gross profit	892,492	846,321	46,171	5.5
Merchandise gross profit as a percentage of merchandise sales	35.6%	35.1%	0.5%
Merchandise Gross Profit – Our merchandise gross profit increased $46 million, or 5.5% in 2011 compared to 2010. The increase in our merchandise gross profit was due to better inventory management, which reduced the need to mark down product, continued improvements in vendor collaboration, and advancements in price optimization.

Our merchandise gross profit as a percentage of merchandise sales increased to 35.6% in 2011 from 35.1% in 2010.   The increase in the merchandise gross profit in 2011 compared to 2010 was primarily due to ongoing improvements in pre-season and in-season inventory management, vendor collaboration, and advancements in price optimization. In addition, we also reduced promotional discounts in 2011 compared to 2010 by eliminating unprofitable retail store promotions.

Selling, Distribution, and Administrative Expenses
Selling, distribution, and administrative expenses include all operating expenses related to our retail stores, Internet website, distribution centers, product procurement, Financial Services business segment, and overhead costs, including: advertising and marketing, catalog costs, employee compensation and benefits, occupancy costs, information systems processing, and depreciation and amortization.

			Increase (Decrease)	% Change
	2011	2010
	(Dollars in Thousands)

Selling, distribution, and administrative expenses	$954,125	$895,405	$58,720	6.6%
SD&A expenses as a percentage of total revenue	33.9%	33.6%	0.3%
Retail store pre-opening costs	$9,700	$4,760	$4,940	103.8
Selling, distribution, and administrative expenses increased $59 million, or 6.6%, in 2011 compared to 2010. Expressed as a percentage of total revenue, selling, distribution, and administrative expenses increased 30 basis points to 33.9% in 2011 compared to 33.6% in 2010. The most significant factors contributing to the changes in selling, distribution, and administrative expenses in 2011 compared to 2010 included:

•
an increase of $36 million in employee compensation and benefits primarily due the opening of new retail stores and increases in staff for other retail stores, merchandising and distribution centers, and general corporate overhead support;

•	an increase of $12 million in building costs primarily related to the operations and maintenance of our new and existing retail stores;

•
an increase of $10 million in advertising and promotional costs to support customer relationships, for new store openings, and from an increase in account origination costs in our Financial Services segment; and

•	a decrease of $8 million related to matters arising out of the 2009 FDIC compliance examination.
Significant selling, distribution, and administrative expense increases and decreases related to specific business segments included the following:

Retail Business Segment:

•	An increase of $33 million in marketing fees received from the Financial Services segment.

•	An increase of $20 million in employee compensation and benefits primarily due to the opening of new retail stores and increases in staff for other retail stores and merchandising teams.

•	An increase of $7 million in building costs primarily related to the operations and maintenance of our new and existing retail stores.

•	An increase of $5 million in advertising and promotional costs relating to new store openings.
Direct Business Segment:

•	An increase of $22 million in marketing fees received from the Financial Services segment.

•	A decrease of $3 million in employee compensation and benefits.
Financial Services:

•	An increase of $55 million in the marketing fee paid by the Financial Services segment to the Retail segment ($33 million) and the Direct business segment ($22 million).

•	A decrease of $8 million relating to the matters arising out of the 2009 FDIC compliance examination.

•	An increase of $5 million in advertising and promotions expense due to an increase in account origination costs.

•	An increase of $3 million in employee compensation and benefits principally for positions added to support the growth of credit card operations.
Corporate Overhead, Distribution Centers, and Other:

•	An increase of $16 million in employee compensation and benefits in general corporate and the distribution centers to support operational growth.

•	An increase of $5 million in costs primarily related to the operations and maintenance of our corporate offices.

•
An increase of $3 million in contract labor and equipment and software expenses primarily due to costs relating to information technology system changes in support of our customer relationship management system.

Impairment and Restructuring Charges

Impairment and restructuring charges consisted of the following for the years ended:

	2011	2010
Impairment losses relating to:
Land held for sale	$4,617	$1,834
Property, equipment, and other assets	154	3,792
Accumulated amortization of deferred grant income (1)	6,538	—
	11,309	5,626
Restructuring charges for:
Severance and related benefits	935	—
Total	$12,244	$5,626

(1)
In 2011, deferred grant income was reduced by $24 million due to other-than-temporary impairment losses of the same amount that were recognized on our economic development bonds. This reduction in deferred grant income resulted in an increase in depreciation expense of $7 million in 2011, which has been included in impairment and restructuring charges in the consolidated statements of income.

Our long-lived assets are evaluated for possible impairment whenever changes in circumstances may indicate that the carrying value of an asset may not be recoverable. In 2011 and 2010, we evaluated the recoverability of our property (including our existing store locations and future retail store sites), equipment, land held for sale, economic development bonds, other assets, goodwill, and other intangible assets. In accordance with accounting guidance on asset valuations, we recognized impairment losses totaling $11 million and $6 million in 2011 and 2010, respectively. Trends and management projections could change undiscounted cash flows in future periods which could trigger possible future write downs.

In 2011, we incurred charges approximating $1 million for severance and related benefits. All impairment and restructuring charges were recorded to the Corporate Overhead and Other segment for 2011 and 2010.

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

In 2011, 2010, and 2009, we evaluated the recovery of certain economic development bonds. In 2011 and 2009, we determined that the fair value of the bonds was below carrying value, with the decline in fair value deemed to be other than temporary, which resulted in fair value adjustments totaling $24 million and $8 million at the end of 2011 and 2009, respectively. These fair value adjustments of $24 million and $8 million reduced the carrying value of the economic development bond portfolio at the end of 2011 and 2009, respectively, and resulted in corresponding reductions in deferred grant income. These reductions in deferred grant income resulted in increases in depreciation expense of $7 million and $2 million in 2011 and 2009, respectively, which have been included in impairment and restructuring charges in the consolidated statements of income. At the end of 2010, none of the bonds with a fair value below carrying value were deemed to have other than a temporary impairment.

Operating Income

Operating income is revenue less cost of revenue, selling, distribution, and administrative expenses, and impairment and restructuring charges. Operating income for our merchandise business segments excludes costs associated with operating expenses of distribution centers, procurement activities, and other corporate overhead costs.

			Increase (Decrease)	% Change
	2011	2010
	(Dollars in Thousands)

Total operating income	$231,548	$186,762	$44,786	24.0%

Total operating income as a percentage of total revenue	8.2%	7.0%	1.2%

Operating income by business segment:
Retail	$263,010	$205,768	$57,242	27.8
Direct	172,163	156,255	15,908	10.2
Financial Services	59,032	52,401	6,631	12.7

Operating income as a percentage of segment revenue:
Retail	17.0%	14.6%	2.4%
Direct	18.0	15.6	2.4
Financial Services	20.2	23.0	(2.8)
Operating income increased $45 million, or 24.0%, in 2011 compared to 2010, and operating income as a percentage of revenue increased to 8.2% for 2011. The increases in total operating income and total operating income as a percentage of total revenue were primarily due to increases in revenue from our Retail and Financial Services segments as well as an increase in our merchandise gross profit. These improvements were partially offset by lower revenue from our Direct business segment and higher consolidated operating expenses. Selling, distribution, and administrative expenses increased in 2011 compared to 2010 due to increases in comparable and new store costs and related support areas, pre-opening costs, and costs related to our customer relationship management system, but were partially offset by the decrease of $8 million related to the 2009 FDIC compliance examination.

Under a contractual arrangement, the Financial Services segment incurs a marketing fee paid to the Retail and Direct business segments. The marketing fee was calculated based on the terms of a contractual arrangement consistently applied to both years presented. The marketing fee is included in selling, distribution, and administrative expenses as an expense for the Financial Services segment and as a credit to expense for the Retail and Direct business segments. The marketing fee paid by the Financial Services segment to these two business segments increased $55 million in 2011 compared to 2010 – a $33 million increase to the Retail segment and a $22 million increase to the Direct business segment.

Interest (Expense) Income, Net

Interest expense, net of interest income, decreased $3 million to $24 million in 2011 compared to 2010. The net decrease in interest expense was primarily due to interest expense accrued on increases in certain unrecognized tax benefits reflected in 2010, partially offset by a decrease in interest expense due to a lower average balance of debt outstanding from managed debt reduction and lower weighted average interest rates in 2011 compared to 2010.

Other Non-Operating Income, Net

Other non-operating income was $7 million for both 2011 and 2010. This income is primarily from interest earned on our economic development bonds.

Provision for Income Taxes

Our effective tax rate was 33.5% in 2011 compared to 32.7% in 2010. The effective tax rate for 2011 compared to 2010 was impacted primarily by the mix of taxable income between the United States and foreign tax jurisdictions. The balance of unrecognized tax benefits, which is classified with long-term liabilities in the consolidated balance sheet, totaled $38 million at December 31, 2011, compared to $43 million at January 1, 2011.

Results of Operations - 2010 Compared to 2009

Revenues

					Increase (Decrease)	% Change
	2010	%	2009	%
	(Dollars in Thousands)

Retail	$1,412,715	53.0%	$1,388,991	52.8%	$23,724	1.7%
Direct	999,771	37.5	1,058,644	40.2	(58,873)	(5.6)
Financial Services	227,675	8.6	171,414	6.5	56,261	32.8
Other	23,081	0.9	13,191	0.5	9,890	75.0
	$2,663,242	100.0%	$2,632,240	100.0%	$31,002	1.2

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
Retail Revenue – Retail revenue increased $24 million in 2010 primarily due to to sales from our new retail store that opened in Grand Junction, Colorado, on May 20, 2010, and to increases in comparable store sales of $21 million led by increases in sales in the clothing and footwear category. After adjusting Retail revenue for the impact of the extra week in 2009, which totaled $34 million, Retail revenue in 2010 increased $58 million compared to 2009.

			Increase (Decrease)
	2010	2009 (1)
	(Dollars in Thousands)

Comparable stores sales	$1,347,984	$1,326,513	$21,471
Comparable stores sales growth percentage	1.6%	3.5%

(1)	Excludes the extra week in 2009 to present on a comparable 52-week basis.
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

Direct Revenue – Our Direct revenue decreased $59 million, or 5.6%, in 2010 compared to 2009. The impact of the extra week in 2009 was to increase Direct revenue by $17 million; therefore, adjusted for 52 weeks, Direct revenue decreased $42 million in 2010 compared to 2009. We divested our non-core home restoration products business in October 2010 and our non-core taxidermy and wildlife prints and collectibles businesses in the fall of 2009. For comparative purposes, Direct revenue in 2010 compared to 2009 (adjusted for the effect of these divestitures and the impact of week 53 in 2009) would have resulted in a decrease of $16 million, or 1.6%. Direct revenue also decreased due to our inventory reduction initiatives in the first half of 2010, which affected inventory levels resulting in fill rates being lower in 2010 compared to 2009. Fiscal 2010 was also affected by a decrease in the sales of ammunition and reloading supplies as supply caught up to demand and consumers are now able to find ammunition at retail stores.

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

			Increase (Decrease)	% Change
	2010	2009

Percentage increase year over year in Internet website visitors	5.8%	17.2%

Catalog circulation in pages (in millions)	24,621	25,927	(1,306)	(5.0)%
Number of separate catalog titles circulated	107	97	10

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

Financial Services Revenue -  For 2010, Financial Services revenue is comprised of interest and fee income, interchange income, other non-interest income, interest expense, provision for loan losses, and customer rewards costs from our credit card operations. The components of Financial Services revenue for 2010 are not comparable to the 2009 amounts as we did not retrospectively adopt the accounting provisions relating to the consolidation of the Trust. Beginning in 2010, the securitization income component was no longer recorded and separately reported; therefore, the remaining components of Financial Services revenue now reflect the financial performance of the entire portfolio including the Trust.

The following table sets forth the components of our Financial Services revenue on a generally accepted accounting principles ("GAAP") basis for the years ended:

	2010	2009
	(In Thousands)

Interest and fee income	$271,651	$51,505
Interest expense	(86,494)	(24,242)
Provision for loan losses	(66,814)	(1,107)
Net interest income, net of provision for loan losses	118,343	26,156
Non-interest income:
Securitization income	—	197,335
Interchange income	231,347	31,701
Other non-interest income	12,247	35,888
Total non-interest income	243,594	264,924
Less: Customer rewards costs	(134,262)	(119,666)
Financial Services revenue	$227,675	$171,414
Managed Presentation - As a result of the adoption of the accounting provisions relating to the guidance on consolidations and the accounting for transfers of financial assets and the criteria for determining whether to consolidate a variable interest entity, a managed presentation for 2009 (non-GAAP) is presented below to evaluate the changes in the Financial Services revenue compared to 2010. For 2009, interest and fee income, interchange income, other non-interest income, and customer rewards costs on both the owned and securitized portfolio are reflected in the respective line items.  Interest paid to outside investors on the securitized credit card loans is included in interest expense.  Credit losses on the entire managed portfolio are reflected in the provision for loan losses.  This managed presentation includes income or expense derived from the valuation of our interest-only strip associated with our securitized loans that would generally be reversed or not reported in a managed presentation in the "other" component.
The following table sets forth the revenue components of our Financial Services segment managed portfolio for the years ended:

			Increase (Decrease)	% Change
	2010	2009
	(Dollars in Thousands)

Interest and fee income	$271,651	$270,724	$927	0.3%
Interchange income	231,347	206,462	24,885	12.1
Total non-interest income	12,247	11,712	535	4.6
Interest expense	(86,494)	(96,253)	(9,759)	(10.1)
Provision for loan losses	(66,814)	(102,438)	(35,624)	(34.8)
Customer rewards costs	(134,262)	(119,666)	14,596	12.2
Other	—	873	(873)	(100.0)
Financial Services revenue	$227,675	$171,414	$56,261	32.8

Financial Services revenue increased $56 million, or 32.8%, in 2010 compared to 2009, primarily due to decreases in the provision for loan losses and interest expense and increases in interchange income. During 2009, WFB executed a change of terms to lessen the effects of the provisions of the CARD Act.  The increase in interest and fee income of $1 million was due to an increase in managed credit card loans, the change of terms, and reduction in charge-offs of cardholder fees and interest, partially offset by a decrease in fees and interest charged as a result of the CARD Act. The increase in interchange income of $25 million was due to an increase in credit card purchases and to an upgrade of customer accounts to our Cabela's CLUB Visa Signature program based on customers' card spend, which allows us to earn a higher interchange rate.  Interest expense decreased $10 million due to decreases in interest rates and changes in the fair value of our interest rate swap. The provision for loan losses decreased $36 million due to favorable charge-off trends and improved outlooks in the quality of our credit card portfolio as of the end of 2010 compared to 2009, evidenced by lower delinquencies and delinquency roll-rates comparing the respective periods.  Customer rewards costs increased $15 million due to the increase in purchases.  Compared to 2009, the number of average active accounts in 2010 grew by 5.9% to over 1.3 million, and the average balance per active account increased 1.0% to $1,875.
The following table sets forth the components of our Financial Services revenue as a percentage of average managed credit card loans, including any accrued interest and fees, for the years ended:

	2010	2009

Interest and fee income	11.0%	11.7%
Interest expense	(3.5)	(4.2)
Provision for loan losses	(2.7)	(4.4)
Interchange income	9.4	8.9
Other non-interest income	0.5	0.5
Customer rewards costs	(5.5)	(5.2)
Other	—	0.1
Financial Services revenue	9.2%	7.4%
Key statistics reflecting the performance of our Financial Services business are shown in the following chart for the years ended:

			Increase (Decrease)	% Change
	2010	2009
	(Dollars in Thousands Except Average Balance per Account)

Average balance of managed credit card loans	$2,470,493	$2,311,820	$158,673	6.9%
Average number of active credit card accounts	1,317,890	1,244,621	73,269	5.9

Average balance per active credit card account	$1,875	$1,857	$18	1.0

Net charge-offs on managed loans, including accrued interest and fees	$104,416	$117,072	$(12,656)	(10.8)
Net charge-offs, including accrued interest and fees, as a percentage of average managed credit card loans	4.23%	5.06%	(0.83)%
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

Other Revenue

Other revenue was as follows for the years ended:

			Increase (Decrease)	% Change
	2010	2009
	(Dollars in Thousands)

Other revenue	$23,081	$13,191	$9,890	75.0%
Real estate related revenue included above	11,487	2,133	9,354	438.5

Other revenue increased $10 million for 2010 compared to 2009. Real estate revenue totaled $11 million in 2010 compared to $2 million in 2009. Pre-tax gains on the sale of real estate totaled $2 million in both 2010 and 2009. These pre-tax gains on the sale of real estate were reflected in operating income for the respective years.
Gross Profit
Comparisons and analysis of our gross profit on merchandising revenue are presented below for the years ended:

			Increase (Decrease)	% Change
	2010	2009
	(Dollars in Thousands)

Merchandising revenue	$2,412,486	$2,447,635	$(35,149)	(1.4)%
Merchandise gross profit	846,321	846,499	(178)	—
Merchandise gross margin as a percentage of merchandising revenue	35.1%	34.6%	0.5%
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

Selling, Distribution, and Administrative Expenses
Selling, distribution, and administrative expenses were as follows for the years ended:

			Increase (Decrease)	% Change
	2010	2009
	(Dollars in Thousands)

Selling, distribution, and administrative expenses	$895,405	$870,147	$25,258	2.9%
SD&A expenses as a percentage of total revenue	33.6%	33.1%	0.5%
Retail store pre-opening costs	$4,760	$3,694	$1,066	28.9

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

•	a decrease of $9 million in catalog and Internet marketing costs; and

•	an increase of $8 million in operating expenses relating to matters arising out of the FDIC compliance examination.
Significant selling, distribution, and administrative expense increases and decreases related to specific business segments included the following:

Retail Business Segment:

•	An increase in marketing fees of $21 million received from the Financial Services segment.

•	A net increase in employee compensation and benefits of $4 million primarily due to the opening of our Grand Junction, Colorado, retail store.
Direct Business Segment:

•	An increase in marketing fees of $17 million received from the Financial Services segment.

•	A decrease in catalog and Internet related marketing costs of $9 million compared to 2009 primarily due to a managed reduction in catalog page count.

•	An increase in bad debt expense of $5 million from estimated losses of customer receivables.
Financial Services:

•	An increase of $38 million in the marketing fee paid by the Financial Services segment to the Retail segment ($21 million) and the Direct business segment ($17 million).

•	An increase of $8 million relating to the matters arising out of the FDIC compliance examination.

•	An increase in contract labor of $5 million primarily as a result of an increase in collection agency costs and an increase in the number of active credit card accounts and credit card transactions.
Corporate Overhead, Distribution Centers, and Other:

•	An increase of $6 million in employee compensation and benefits.

•
An increase of $5 million in contract labor due to costs relating to gift instruments sold through third parties and implementation issues relating to the information technology system changes in support of our customer relationship management system.

Impairment and Restructuring Charges

Impairment and restructuring charges consisted of the following for the years ended:

	2010	2009
Impairment losses relating to:
Property, equipment and other assets	$3,792	$43,721
Land held for sale	1,834	16,046
Accumulated amortization of deferred grant income (1)	—	2,099
Goodwill and other intangible assets	—	460
	5,626	62,326
Restructuring charges for:
Severance and related benefits	—	4,468
Total	$5,626	$66,794

(1)
In 2009, deferred grant income was reduced by $8 million due to other-than-temporary impairment losses of the same amount that were recognized on our economic development bonds. This reduction in deferred grant income resulted in an increase in depreciation expense of $2 million in 2009, which has been included in impairment and restructuring charges in the consolidated statements of income.

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

Operating Income

Operating income comparisons were as follows for the years ended:

			Increase (Decrease)	% Change
	2010	2009
	(Dollars in Thousands)

Total operating income	$186,762	$92,678	$94,084	101.5%

Total operating income as a percentage of total revenue	7.0%	3.5%	3.5%

Operating income by business segment:
Retail	$205,768	$163,018	$42,750	26.2
Direct	156,255	161,052	(4,797)	(3.0)
Financial Services	52,401	49,598	2,803	5.7

Operating income as a percentage of segment revenue:
Retail	14.6%	11.7%	2.9%
Direct	15.6	15.2	0.4
Financial Services	23.0	28.9	(5.9)

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

The marketing fee paid by the Financial Services segment to the Retail and Direct business segments was included in selling, distribution, and administrative expenses as an expense for the Financial Services segment and as a credit to expense for the Retail and Direct business segments. The marketing fee paid by the Financial Services segment to these two business segments increased $38 million in 2010 compared to 2009 – a $21 million increase to the Retail segment and a $17 million increase to the Direct business segment.

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

The following table shows delinquent, non-accrual, and restructured loans as a percentage of our credit card loans, including any accrued interest and fees, at the years ended:

	2011	2010	2009
Number of days delinquent and still accruing:
Greater than 30 days	0.64%	0.74%	1.07%
Greater than 60 days	0.38	0.47	0.66
Greater than 90 days	0.20	0.25	0.36

Non-accrual	0.20	0.24	0.18
Restructured (excluded from percentages above)	1.91	2.90	3.52
The following table reports delinquencies, including any delinquent non-accrual and restructured credit card loans, as a percentage of our credit card loans, including any accrued interest and fees, in a manner consistent with our monthly external reporting for the years ended:

	2011	2010	2009
Number of days delinquent:
Greater than 30 days	0.87%	1.13%	1.79%
Greater than 60 days	0.53	0.72	1.09
Greater than 90 days	0.27	0.37	0.56
 Delinquencies declined as a result of improvements in the economic environment and our conservative underwriting criteria and active account management.

Allowance for Loan Losses and Charge-offs

The allowance for loan losses represents management's estimate of probable losses inherent in the credit card loan portfolio. The allowance for loan losses is established through a charge to the provision for loan losses and is regularly evaluated by management for adequacy. Loans on a payment plan or non-accrual are segmented from the rest of the credit card loan portfolio into a restructured credit card loan segment before establishing an allowance for loan losses as these loans have a higher probability of loss. Management estimates losses inherent in the credit card loans segment and restructured credit card loans segment based on a model which tracks historical loss experience on delinquent accounts, bankruptcies, death, and charge-offs, net of estimated recoveries. WFB uses a migration analysis and historical bankruptcy and death rates to estimate the likelihood that a credit card loan will progress through the various stages of delinquency and to charge-off. This analysis estimates the gross amount of principal that will be charged off over the next twelve months, net of recoveries. This estimate is used to derive an estimated allowance for loan losses. In addition to these methods of measurement, management also considers other factors such as general economic and business conditions affecting key lending areas, credit concentration, changes in origination and portfolio management, and credit quality trends. Since the evaluation of the inherent loss with respect to these factors is subject to a high degree of uncertainty, the measurement of the overall allowance is subject to estimation risk, and the amount of actual losses can vary significantly from the estimated amounts.

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

The following table shows the activity in our allowance for loan losses and charge off activity for the years ended:

	2011	2010	2009
	(Dollars in Thousands)

Balance, beginning of year	$90,900	$1,374	$1,507
Change in allowance for loan losses upon consolidation of the Trust	—	114,573	—
	90,900	115,947	1,507

Provision for loan losses	39,287	66,814	1,107

Charge-offs	(75,599)	(108,111)	(1,429)
Recoveries	18,762	16,250	189
Net charge-offs	(56,837)	(91,861)	(1,240)
Balance, end of year	$73,350	$90,900	$1,374

Net charge-offs on securitized credit card loans	$—	$—	$(99,876)
Net charge-offs on credit card loans	(56,837)	(91,861)	(1,240)
Charge-offs of accrued interest and fees (recorded as a reduction in interest and fee income)	(7,683)	(12,555)	(15,956)
Total net charge-offs including accrued interest and fees	$(64,520)	$(104,416)	$(117,072)

Net charge-offs including accrued interest and fees as a percentage of average credit card loans	2.35%	4.23%	5.06%
 For 2011, net charge-offs as a percentage of our average credit card loans decreased to 2.35%, down 188 basis points compared to 4.23% for 2010. We believe our charge-off levels remain well below industry averages.  Our net charge-off rates and allowance for loan losses have decreased due to improved outlooks in the quality of our credit card portfolio evidenced by lower delinquencies and delinquency roll-rates and favorable charge-off trends.

Aging of Credit Cards Loans Outstanding

The quality of our credit card loan portfolio at any time reflects, among other factors: 1) the creditworthiness of cardholders, 2) general economic conditions, 3) the success of our account management and collection activities, and 4) the life-cycle stage of the portfolio.  During periods of economic weakness, delinquencies and net charge-offs are more likely to increase. We have mitigated periods of economic weakness by selecting a customer base that is very creditworthy.  The median Fair Isaac Corporation ("FICO") scores of our credit cardholders were 788 at the end of 2011 compared to 790 at the end of 2010.

The following table shows our credit card loans outstanding at the end of 2011 and 2010 segregated by the number of months passed since the accounts were opened.

	2011		2010
	Loans Outstanding	Percentage of Total	Loans Outstanding	Percentage of Total
Months Since Account Opened
	(Dollars in Thousands)

6 months or less	$130,097	4.1%	$112,745	4.0%
7 – 12 months	132,111	4.2	89,911	3.2
13 – 24 months	247,858	7.8	245,231	8.8
25 – 36 months	269,071	8.5	293,577	10.5
37 – 48 months	294,398	9.3	323,730	11.6
49 – 60 months	323,327	10.2	265,451	9.5
61 – 72 months	264,117	8.3	232,027	8.3
73 – 84 months	235,413	7.4	199,868	7.1
More than 84 months	1,271,121	40.2	1,037,672	37.0
Total	$3,167,513	100.0%	$2,800,212	100.0%

Liquidity and Capital Resources

Overview

Our Retail and Direct business segments and our Financial Services business segment have significantly differing liquidity and capital needs. We believe that we will have sufficient capital available from cash on hand, our revolving credit facility, and other borrowing sources to fund our foreseeable cash requirements and near-term growth plans. At the end of 2011 and 2010, cash on a consolidated basis totaled $305 million and $136 million, of which $117 million and $82 million, respectively, was cash at our Financial Services business segment which will be utilized to meet this segment’s liquidity requirements. In 2011, our Financial Services business issued $622 million in certificates of deposit, renewed its $260 million variable funding facility, entered into two new variable funding facilities totaling $765 million, and completed two securitization transactions totaling $600 million. We evaluate the credit markets for certificates of deposit and securitizations to determine the most cost effective source of funds for our Financial Services business segment.
As of December 31, 2011, cash and cash equivalents held by one of our foreign subsidiaries totaled $35 million.  Our intent is to permanently reinvest a portion of these funds outside the United States for capital expansion, and to repatriate a portion of these funds. Based on our current projected capital needs and the current amount of cash and cash equivalents held by our foreign subsidiaries, we do not anticipate incurring any material tax costs beyond our accrued tax position in connection with any repatriation, but we may be required to accrue for unanticipated additional tax costs in the future if our expectations or the amount of cash held by our foreign subsidiaries change.

On October 11, 2011, the Federal Reserve, the Office of the Comptroller of Currency, the FDIC, and the SEC issued proposed regulations implementing certain provisions under the Reform Act limiting proprietary trading and sponsorship or investment in hedge funds and private equity funds (the "Volcker Rule"). The proposed regulations are complex and have been the subject of extensive comment. As proposed, these regulations may apply to us and could limit our ability to engage in the types of transactions covered by the Volcker Rule and may impose potentially burdensome compliance, monitoring, and reporting obligations. There remains considerable uncertainty regarding whether the final regulations implementing the Volcker Rule will differ from the proposed regulations, and the effect of any final regulations on our Retail and Direct businesses and WFB.

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
On November 2, 2011, we entered into a new credit agreement providing for a $415 million revolving credit facility that replaced our $350 million credit facility set to expire June 30, 2012. The unsecured $415 million revolving credit facility permits the issuance of letters of credit up to $100 million and swing line loans up to $20 million. This credit facility may be increased to $500 million subject to certain terms and conditions. The term of the credit facility expires on November 2, 2016. Advances under the credit facility will be used for the Company’s general business purposes, including working capital support.

Our unsecured $415 million revolving credit facility and unsecured senior notes contain certain financial covenants, including the maintenance of minimum debt coverage, a fixed charge coverage ratio, a leverage ratio, and a minimum consolidated net worth standard. In the event that we failed to comply with these covenants, a default would trigger and all principal and outstanding interest would immediately be due and payable. At December 31, 2011, and January 1, 2011, we were in compliance with all financial covenants under our credit agreements and unsecured notes. We anticipate that we will continue to be in compliance with all financial covenants under our credit agreements and unsecured notes through at least the next 12 months.

Our $15 million Canadian dollars (“CAD”) unsecured revolving credit facility is for our operations in Canada and expires June 30, 2013.  The credit facility permits the issuance of up to $5 million CAD in letters of credit, which reduce the overall credit limit available under the credit facility.

Financial Services Business Segment – The primary cash requirements of WFB relate to the financing of credit card loans.  These cash requirements will increase if our credit card originations increase or if our cardholders' balances or spending increase. WFB sources operating funds in the ordinary course of business through various financing activities, which include funding obtained from securitization transactions, obtaining brokered and non-brokered certificates of deposit, borrowing under its federal funds purchase agreements, and generating cash from operations. During 2011, WFB issued $622 million in certificates of deposit, renewed its $260 million variable funding facility for an additional three years, entered into two new variable funding facilities for $353 million and $412 million that will mature in March 2014 and September 2014, respectively, and completed two $300 million term securitizations that will mature in March 2014 and September 2014, respectively. In 2012, WFB intends to issue additional certificates of deposit and additional term securitizations. We believe that these liquidity sources are sufficient to fund WFB's foreseeable cash requirements and near-term growth plans.

WFB is prohibited by regulations from lending money to Cabela's or other affiliates. WFB is subject to capital requirements imposed by Nebraska banking law and the Visa U.S.A., Inc. ("Visa") membership rules, and its ability to pay dividends is also limited by Nebraska and Federal banking law.  If there are any disruptions in the credit markets, our Financial Services business, like many other financial institutions, may increase its funding from certificates of deposit which may result in increased competition in the deposits market with fewer funds available or at unattractive rates.  Our ability to issue certificates of deposit is reliant on our current regulatory capital levels.  WFB is classified as a “well capitalized” bank, the highest category under the regulatory framework for prompt corrective action.  If WFB were to be classified as an “adequately capitalized” bank, which is the next level category down from "well capitalized," we would be required to obtain a waiver from the FDIC in order to continue to issue certificates of deposit.  We will invest additional capital in WFB, if necessary, in order for WFB to continue to meet the minimum requirements for the "well-capitalized" classification under the regulatory framework for prompt corrective action. In addition to the non-brokered certificates of deposit market to fund growth and maturing securitizations, we have access to the brokered certificates of deposit market through multiple financial institutions for liquidity and funding purposes.

The ability of our Financial Services business to engage in securitization transactions on favorable terms or at all could be adversely affected by disruptions in the capital markets or other events, which could materially affect our business and cause our Financial Services business to lose an important source of capital.  The Reform Act, which was signed into law in July 2010, will also affect a number of significant changes relating to asset-backed securities, including additional oversight and regulation of credit rating agencies and additional reporting and disclosure requirements. The changes resulting from the Reform Act may impact our profitability, require changes to certain of WFB's business practices, impose upon WFB more stringent capital, liquidity, and leverage ratio requirements, increase FDIC deposit insurance premiums, or otherwise adversely affect WFB's business. These changes may also require WFB to invest significant management attention and resources to evaluate and make necessary changes. On September 27, 2010, the FDIC approved a final rule that, subject to certain conditions, preserved the safe-harbor treatment for legal isolation of transferred assets applicable to certain grandfathered revolving trusts and master trusts that had issued at least one series of asset-backed securities as of such date, which we believe included the Trust. The final rule imposes significant new conditions on the availability of the safe-harbor with respect to securitizations that are not grandfathered.

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
On July 26, 2011, the SEC re-proposed certain rules for asset-backed securities offerings ("SEC Regulation AB II") which were originally proposed by the SEC on April 7, 2010. If adopted, SEC Regulation AB II would substantially change the disclosure, reporting, and offering process for private offerings of asset-backed securities that rely on the Rule 144A safe harbor, including the Trust's private offerings of asset-backed securities. As currently proposed, SEC Regulation AB II would, among other things, alter the safe harbor standards for private placements of asset-backed securities imposing informational requirements similar to those applicable to registered public offerings. The final form that SEC Regulation AB II may take is uncertain at this time, but it may impact WFB's ability and/or desire to sponsor securitization transactions in the future.
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
On January 20, 2011, under provisions of the Reform Act, the SEC adopted rules that require issuers of asset-backed securities to disclose demand, repurchase, and replacement information through the periodic filing of a new form with the SEC. One of these rules requires rating agencies to disclose in any report accompanying a credit rating for an asset-backed security the representations, warranties, and enforcement mechanisms available to investors and how they differ from those in similar securities. Also pursuant to the provisions of the Reform Act, on January 20, 2011, the SEC issued rules that require issuers of registered asset-backed securities to perform a review of the assets underlying the securities and to publicly disclose information relating to the review. These rules also require issuers of asset-backed securities to make publicly available the findings and conclusions of any third-party due diligence report obtained by the issuer. It remains to be seen whether and to what extent the January 20, 2011, rules or any other final rules adopted by the SEC will impact WFB and its ability and willingness to continue to rely on the securitization market for funding.

Operating, Investing and Financing Activities

The following table presents changes in our cash and cash equivalents for the years ended:

	2011	2010	2009
	(In Thousands)

Net cash provided by operating activities	$366,468	$167,427	$294,020
Net cash used in investing activities	(532,040)	(347,570)	(106,023)
Net cash provided by (used in) financing activities	333,832	(265,623)	(15,916)
2011 versus 2010

Operating Activities – Cash derived from operating activities increased $199 million in 2011 compared to 2010. Inventory decreased $14 million in 2011, to a balance of $495 million, compared to an increase of $69 million in 2010, or to a balance of $509 million. WFB paid cash out on a net basis of $17 million for credit card loans originated at Cabela's through our Retail and Direct businesses. Accounts payable and accrued expenses increased $71 million in 2011 compared to a decrease of $2 million in 2010. These net increases were partially offset by a decrease of $39 million in the provision for loan losses and an increase in prepaid expenses and other assets of $23 million.

Investing Activities – Cash used in investing activities increased $184 million in 2011 compared to 2010. WFB disbursed cash on a net basis for credit card loans originated externally at third parties totaling $407 million in 2011 compared to $281 million in 2010. Cash paid for property and equipment additions totaled $127 million in 2011 compared to $75 million in 2010. At December 31, 2011, we estimated total capital expenditures for the development, construction, and completion of retail stores to approximate $80 million through the next 12 months.  We expect to fund these estimated capital expenditures with funds from operations.

The following table presents the growth of our retail stores, and the activity of economic development bonds related to the construction of these stores and related projects, for the years ended:

	2011	2010
	(Dollars in Thousands)

Property and equipment additions	$126,740	$75,349
Proceeds from retirements and maturities of economic development bonds	3,057	7,214

Number of new retail stores opened during the year	3	1
Number of retail stores at the end of the year	34	31
Retail square footage at the end of the year	4,682,000	4,409,000
Financing Activities – Cash provided by financing activities improved $599 million in 2011 compared to 2010. This net change was primarily due to an increase in time deposits, which WFB utilizes to fund its credit card operations, of $470 million in 2011, compared to $36 million in 2010. Also, net borrowings on secured obligations of the Trust by WFB increased $168 million. At the end of 2011 and 2010, there were no amounts outstanding on our unsecured revolving credit facilities. In the fourth quarter of 2011, we repurchased 800,000 shares of our outstanding common stock in open market transactions at a cost of $20 million. We expect to repurchase our common stock in the future to offset future equity grants. We expect to fund any repurchases of our common stock with cash from operations.

The following table presents the borrowing activities of our merchandising business and WFB for the years ended:

	2011	2010
	(In Thousands)

Borrowings (repayments) on revolving credit facilities and inventory financing, net	$(57)	$(5,821)
Secured borrowings (repayments) of the Trust, net	(121,400)	(289,000)
Issuances (repayments) of long-term debt, net	(230)	(225)
Total	$(121,687)	$(295,046)
The following table summarizes our availability under the Company's debt and credit facilities, excluding the facilities of WFB, at the years ended:

	2011	2010
	(In Thousands)

Amounts available for borrowing under credit facilities (1)	$430,000	$365,000
Principal amounts outstanding	—	—
Outstanding letters of credit and standby letters of credit	(14,692)	(17,579)
Remaining borrowing capacity, excluding WFB facilities	$415,308	$347,421

(1)	Consists of our revolving credit facility of $415 million and $15 million CAD from the credit facility for our operations in Canada.

WFB also has total borrowing availability of $85 million under its agreements to borrow federal funds. At December 31, 2011, the entire $85 million of borrowing capacity was available to WFB.

Our $415 million unsecured credit agreement requires us to comply with certain financial and other customary covenants, including:

•	a fixed charge coverage ratio (as defined) of no less than 2.00 to 1 as of the last day of any fiscal quarter for the most recently ended four fiscal quarters (as defined);

•	a leverage ratio (as defined) of no more than 3.00 to 1 as of the last day of any fiscal quarter; and

•	a minimum consolidated net worth standard (as defined).

In addition, our unsecured senior notes contain various covenants and restrictions that are usual and customary for transactions of this type. Also, the debt agreements contain cross default provisions to other outstanding credit facilities. In the event that we failed to comply with these covenants, a default would trigger and all principal and outstanding interest would immediately be due and payable. At December 31, 2011, we were in compliance with all financial covenants under our credit agreements and unsecured notes. We anticipate that we will continue to be in compliance with all financial covenants under our credit agreements and unsecured notes through the next 12 months.

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

2010 versus 2009

Operating Activities – Cash derived from operating activities decreased $127 million in 2010 compared to 2009. This net decrease in cash from operations was primarily due to inventory growth from the new retail store in Grand Junction, Colorado, and from more merchandise on hand than at the end of 2009 as we were focused on maintaining sufficient core inventory heading into 2011. Inventory increased $69 million in 2010, to a balance of $509 million, compared to a decrease of $78 million in 2009, or to a balance of $440 million. WFB paid cash out on a net basis of $49 million for credit card loans originated at Cabela's through our Retail and Direct businesses. Current and deferred income taxes payable decreased $71 million compared to 2009, partially offset by increases in unrecognized tax benefits and related accrued interest of $44 million and in current and deferred income taxes recoverable of $15 million comparing 2010 to 2009. These net decreases were partially offset by an increase of $66 million in the provision for loan losses.

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

Economic Development Bonds – State or local governments may sell economic development bonds to provide funding for land acquisition, readying the site, building infrastructure, and related eligible expenses associated with the construction and equipping of our retail stores and certain other property. In the past, we have primarily been the sole purchaser of these bonds. While purchasing these bonds involves an initial cash outlay by us in connection with a new store or property, some or all of these costs can be recaptured through the repayments of the bonds. The payments of principal and interest on the bonds are typically tied to sales, property, or lodging taxes generated from the store and, in some cases, from businesses in the surrounding area, over periods which range between 20 and 30 years. Some of our bonds may be repurchased for par value by the governmental entity prior to the maturity date of the bonds. However, the governmental entity from which we purchase the bonds is not otherwise liable for repayment of principal and interest on the bonds to the extent that the associated taxes are insufficient to pay the bonds. If sufficient tax revenue is not generated by the subject properties, we will not receive scheduled payments and will be unable to realize the full value of the bonds carried on our consolidated balance sheet. At December 31, 2011, and January 1, 2011, economic development bonds totaled $87 million and $104 million, respectively.

Grants – We generally have received grant funding in exchange for commitments made by us to the state or local government providing the funding. The commitments, such as assurance of agreed employment and wage levels at our retail stores or that the retail store will remain open, typically phase out over approximately five to ten years. If we fail to maintain the commitments during the applicable period, the funds we received may have to be repaid or other adverse consequences may arise, which could affect our cash flows and profitability. At December 31, 2011, and January 1, 2011, the total amount of grant funding subject to specific contractual remedies was $10 million and $13 million, respectively.

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

The total amounts and maturities for our credit card securitizations as of December 31, 2011, were as follows:

		Total Available Capacity	Third Party Investor Available Capacity	Third Party Investor Outstanding
					Interest Rate	Expected Maturity
Series	Type
(Dollars in Thousands)

Series 2009-I	Term	$75,000	$—	$—	Fixed	March 2012
Series 2009-I	Term	425,000	425,000	425,000	Floating	March 2012
Series 2010-I	Term	45,000	—	—	Fixed	January 2015
Series 2010-I	Term	255,000	255,000	255,000	Floating	January 2015
Series 2010-II	Term	165,000	127,500	127,500	Fixed	September 2015
Series 2010-II	Term	85,000	85,000	85,000	Floating	September 2015
Series 2011-II	Term	200,000	155,000	155,000	Fixed	June 2016
Series 2011-II	Term	100,000	100,000	100,000	Floating	June 2016
Series 2011-IV	Term	210,000	165,000	165,000	Fixed	October 2016
Series 2011-IV	Term	90,000	90,000	90,000	Floating	October 2016
Total term		1,650,000	1,402,500	1,402,500
Series 2008-III	Variable Funding	260,115	225,000	—	Floating	March 2014
Series 2011-I	Variable Funding	352,941	300,000	120,000	Floating	March 2014
Series 2011-III	Variable Funding	411,765	350,000	340,000	Floating	September 2014
Total variable		1,024,821	875,000	460,000
Total available		$2,674,821	$2,277,500	$1,862,500
We have been, and will continue to be, particularly reliant on funding from securitization transactions for WFB. A failure to renew existing facilities or to add additional capacity on favorable terms as it becomes necessary could increase our financing costs and potentially limit our ability to grow the business of WFB. Unfavorable conditions in the asset-backed securities markets generally, including the unavailability of commercial bank liquidity support or credit enhancements, could have a similar effect.  During 2011, WFB issued $622 million in certificates of deposit, renewed its $260 million variable funding facility for an additional three years, entered into two new variable funding facilities for $353 million and $412 million that will mature in March 2014 and September 2014, respectively, and completed two $300 million term securitizations that will mature in March 2014 and September 2014, respectively. In 2012, WFB intends to issue additional certificates of deposit and additional term securitizations. We believe that these liquidity sources are sufficient to fund WFB's foreseeable cash requirements, including term debt and certificate of deposit maturities, and near-term growth plans.

Furthermore, WFB's securitized credit card loans could experience poor performance, including increased delinquencies and credit losses, lower payment rates, or a decrease in excess spreads below certain thresholds.  This could result in a downgrade or withdrawal of the ratings on the outstanding securities issued in WFB's securitization transactions, cause “early amortization” of these securities, or result in higher required credit enhancement levels.  Credit card loans performed within established guidelines and no events which could trigger an “early amortization” occurred during the years ended December 31, 2011, and January 1, 2011.

Certificates of Deposit

WFB utilizes brokered and non-brokered certificates of deposit to partially finance its operating activities. WFB issues certificates of deposit in a minimum amount of one hundred thousand dollars in various maturities. At December 31, 2011, WFB had $982 million of certificates of deposit outstanding with maturities ranging from January 2012 to December 2018 and with a weighted average effective annual fixed rate of 2.53%. This outstanding balance compares to $513 million at January 1, 2011, with a weighted average effective annual fixed rate of 3.90%.

Impact of Inflation

We do not believe that our operating results have been materially affected by inflation during the preceding three years. We cannot assure, however, that our operating results will not be adversely affected by inflation in the future.

Contractual Obligations and Other Commercial Commitments

The following tables provide summary information concerning our future contractual obligations at December 31, 2011.

	2012	2013	2014	2015	2016	Thereafter	Total
	(In Thousands)

Long-term debt (1)	$8,143	$8,143	$8,143	$8,143	$223,143	$76,285	$332,000
Interest payments on long-term debt (2)	20,426	19,809	19,182	18,579	11,553	2,997	92,546
Capital lease obligations	1,000	1,000	1,000	1,000	1,000	19,500	24,500
Operating leases	10,746	11,022	9,473	8,841	8,579	121,524	170,185
Time deposits by maturity	88,401	367,615	234,666	137,580	148,569	5,482	982,313
Interest payments on time deposits	23,101	18,189	10,057	6,324	26,851	325	84,847
Secured long-term obligations of the Trust	425,000	—	—	467,500	510,000	—	1,402,500
Interest payments on secured obligations of the Trust	19,042	16,622	16,622	11,644	5,202	—	69,132
Obligations under retail store arrangements (3)	58,871	24,027	920	333	334	5,628	90,113
Purchase obligations (4)	487,213	24,366	5,207	3,661	2,524	2,485	525,456
Unrecognized tax benefits (5)	—	—	—	—	—	37,608	37,608
Total	$1,141,943	$490,793	$305,270	$663,605	$937,755	$271,834	$3,811,200

(1)	Excludes amounts owed under capital lease obligations.

(2)	These amounts do not include estimated interest payments due under our revolving credit facilities because the amount that will be borrowed under these facilities in future years is uncertain.

(3)
Includes approximately $80 million of estimated contractual obligations and commitments associated with projected new retail store-related expansion. The table does not include any amounts for contractual obligations associated with retail store locations where we are in the process of certain negotiations.

(4)
Our purchase obligations relate primarily to purchases of inventory, shipping, and other goods and services in the ordinary course of business under binding purchase orders or contracts. The amount of purchase obligations shown is based on assumptions regarding the legal enforceability against us of purchase orders or contracts we had outstanding at the end of 2011. Under different assumptions regarding our rights to cancel our purchase orders or contracts, or different assumptions regarding the enforceability of the purchase orders or contracts under applicable laws, the amount of purchase obligations shown in the preceding table would be less.

(5)	Amounts for unrecognized tax benefits are not reflected in year 2012 through 2016 since the ultimate amount and timing of any future cash settlements cannot be predicted with reasonable certainty.

The following table provides summary information concerning other commercial commitments at December 31, 2011:

(In Thousands)

Letters of credit (1)	$9,686
Standby letters of credit (1)	5,006
Revolving line of credit for boat and ATV inventory (2)	524
Open account document instructions	40,074
Bank – federal funds (3)	—
Secured variable funding obligations of the Trust (4)	460,000
Total	$515,290

(1)
Our credit agreement allows for maximum borrowings of $415 million including lender letters of credit and standby letters of credit. At December 31, 2011, the total amount of borrowings under this revolving line of credit was $15 million, which consisted of lender letters of credit and standby letters of credit. Our credit agreement for operations in Canada is for $15 million CAD, of which all was available for borrowing at December 31, 2011.

(2)	The line of credit for boat and all-terrain vehicles financing is limited by the aforementioned $415 million revolving line of credit to $100 million of secured collateral.

(3)	The maximum amount that can be borrowed on the federal funds agreements is $85 million.

(4)	The maximum amount that can be borrowed from third party investors on the variable funding facilities is $875 million.

Off-Balance Sheet Arrangements

Operating Leases – We lease various items of office equipment and buildings. Rent expense for these operating leases is recorded in selling, distribution, and administrative expenses in the consolidated statements of income. Future obligations are shown in the preceding contractual obligations table.

Credit Card Limits – WFB bears off-balance sheet risk in the normal course of its business. One form of this risk is through WFB’s commitment to extend credit to cardholders up to the maximum amount of their credit limits. The aggregate of such potential funding requirements totaled $20 billion above existing balances at December 31, 2011. These funding obligations are not included in our consolidated balance sheet. While WFB has not experienced, and does not anticipate that it will experience, a significant draw down of unfunded credit lines by its cardholders, such an event would create a cash need at WFB which likely could not be met by our available cash and funding sources. WFB has the right to reduce or cancel these available lines of credit at any time.

Critical Accounting Policies and Use of Estimates

Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America which requires management to make estimates and judgments that affect amounts reported in the consolidated financial statements and accompanying notes. Management has discussed the development, selection, and disclosure of critical accounting policies and estimates with the Audit Committee of Cabela’s Board of Directors. While our estimates and assumptions are based on our knowledge of current events and actions we may undertake in the future, actual results may ultimately differ from our estimates and assumptions. Our estimation processes contain uncertainties because they require management to make assumptions and apply judgment to make these estimates. Should actual results be different than our estimates, we could be exposed to gains or losses from differences that may be material.

For a summary of our significant accounting policies, please refer to Note 1 of our consolidated financial statements. We believe the accounting policies discussed below represent accounting policies we apply that are the most critical to understanding our consolidated financial statements.

Merchandise Revenue Recognition

Revenue is recognized on our Direct sales when merchandise is delivered to the customer at the point of delivery, with the point of delivery based on our estimate of shipping time from our distribution centers to the customer. We recognize reserves for estimated product returns based upon our historical return experience and expectations. Had our estimate of merchandise in-transit to customers and our estimate of product returns been different by 10% at the end of 2011, our operating income would have been higher or lower by approximately $0.5 million. Sales of gift instruments are recorded in merchandise revenue when the gift instruments are redeemed in exchange for merchandise or services and as a liability prior to redemption. We recognize breakage on gift instruments as revenue when the probability of redemption is remote. Had our estimate of breakage on our recorded liability for gift instruments been different by 10% of the recorded liability at the end of 2011, our merchandise revenue would have been higher or lower by approximately $0.7 million.

Inventories

We estimate provisions for inventory shrinkage, damaged goods returned values, and obsolete and slow-moving items based on historical loss and product performance statistics and future merchandising objectives. Had our estimated inventory reserves been different by 10% at the end of 2011, our cost of sales would have been higher or lower by approximately $1.3 million.

Allowance for Loan Losses on Credit Cards

The allowance for loan losses represents management's estimate of probable losses inherent in the credit card loan portfolio. The allowance for loan losses is established through a charge to the provision for loan losses and is regularly evaluated by management for adequacy. Loans on a payment plan or non-accrual are segmented from the rest of the credit card loan portfolio into a restructured credit card loan segment before establishing an allowance for loan losses as these loans have a higher probability of loss. Management estimates losses inherent in the credit card loans segment and restructured credit card loans segment based on a model which tracks historical loss experience on delinquent accounts, bankruptcies, death, and charge-offs, net of estimated recoveries. WFB uses a migration analysis and historical bankruptcy and death rates to estimate the likelihood that a credit card loan will progress through the various stages of delinquency and to charge-off. This analysis estimates the gross amount of principal that will be charged off over the next 12 months, net of recoveries. This estimate is used to derive an estimated allowance for loan losses. In addition to these methods of measurement, management also considers other factors such as general economic and business conditions affecting key lending areas, credit concentration, changes in origination and portfolio management, and credit quality trends. Since the evaluation of the inherent loss with respect to these factors is subject to a high degree of uncertainty, the measurement of the overall allowance is subject to estimation risk, and the amount of actual losses can vary significantly from the estimated amounts. For example, had management's estimate of net losses over the next 12 months been different by 10% at the end of 2011, WFB's allowance for loan losses and provision for loan losses would have changed by approximately $8 million.

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

Long-Lived Assets

Long-lived assets other than goodwill and other intangible assets, which generally are tested separately for impairment on an annual basis, are evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. The calculation for an impairment loss compares the carrying value of the asset to that asset’s estimated fair value, which may be based on estimated future discounted cash flows or quoted market prices. We recognize an impairment loss if the asset’s carrying value exceeds its estimated fair value. Frequently our impairment loss calculations contain multiple uncertainties because they require management to make assumptions and to apply judgment to estimate future cash flows and asset fair values, including forecasting cash flows under different scenarios. We have consistently applied our accounting methodologies that we use to assess impairment loss. However, if actual results are not consistent with our estimates and assumptions used in estimating future cash flows and asset fair values, we may be exposed to losses that could be material.

Economic Development Bonds

We recognize economic development bond investments based on estimates of the discounted future cash payments to be received under these bonds. These estimates are also the basis for our recognition of deferred grant revenue to be received under the economic development grants as an offset to construction costs which is amortized over the asset lives of the development. These cash flow estimates are dependent on property and/or sales tax collections derived from our operations, and in certain cases, other businesses in that respective jurisdiction. Had our fair value estimates been lower by 10% as of the end of 2011, the value of economic development bonds reflected in our consolidated financial statements would have been approximately $9 million less with the unrealized loss reflected in comprehensive income (loss) if the loss was deemed to be temporary. Any declines in the fair value available-for-sale economic development bonds below cost that are deemed to be other than temporary are reflected in earnings as realized losses.

Recent Accounting Standards and Pronouncements

In January 2010, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements. ASU 2010-06 revises two disclosure requirements concerning fair value measurements and clarifies two others. This statement requires separate presentation of significant transfers into and out of Levels 1 and 2 of the fair value hierarchy and disclosure of the reasons for such transfers. It also requires the presentation of purchases, sales, issuances, and settlements within Level 3 on a gross basis rather than a net basis. The amendments also clarify that disclosures should be disaggregated by class of asset or liability and that disclosures about inputs and valuation techniques should be provided for both recurring and non-recurring fair value measurements. These disclosures about fair value measurements and the requirement concerning gross presentation of Level 3 activity are presented in Note 25. The adoption of this statement had no effect on the Company's financial position or results of operations.

In July 2010, the FASB issued ASU No. 2010-20, Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses. ASU No. 2010-20 enhances the existing disclosure requirements providing more transparency of the allowance for loan losses and credit quality of financing receivables. The disclosures relating to information as of the end of a reporting period and to activity occurring during the reporting period are presented in Note 5.

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
Effective June 16, 2011, the FASB issued ASU No. 2011-05, Comprehensive Income, requiring entities to report components of other comprehensive income in either a single continuous statement or in two separate but consecutive statements of net income and other comprehensive income. This ASU does not change the items that must be reported in comprehensive income, how these items are measured, or when these items must be classified to net income. ASU 2011-05 is effective for financial statements issued by the Company after January 1, 2012. Effective December 23, 2011, the FASB issued ASU 2011-12, which indefinitely deferred, pending further deliberation by the FASB at a future date, the effective date of certain provisions of ASU 2011-05 relating to the reclassification of items out of accumulated other comprehensive income. We will provide the required financial reporting presentation in the Company's first fiscal quarter of 2012.
Effective September 15, 2011, the FASB issued ASU No. 2011-08, Testing Goodwill for Impairment, which gives companies testing goodwill for impairment the option of performing a qualitative assessment before calculating the fair value of a reporting unit in step one of the goodwill impairment test. If companies determine, based on qualitative factors, that the fair value of a reporting unit is more likely than not less than the carrying amount, the two-step impairment test would be required. Otherwise, further testing would not be needed. ASU 2011-08 is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, or effective for the first quarter of 2012 for the Company, with early adoption permitted. The value of our goodwill will not be affected by the adoption of the provisions of this ASU.

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

The table below shows the mix of our credit card account balances as a percentage of total balances outstanding at the years ended:

	2011	2010	2009

Balances carrying an interest rate based upon various interest rate indices	61.7%	61.9%	65.2%
Balances carrying an interest rate of 9.99%	4.1	3.9	2.5
Balances carrying a promotional interest rate of 0.00%	0.2	0.2	0.6
Balances not carrying interest because the previous month balance was paid in full	34.0	34.0	31.7
	100.0%	100.0%	100.0%
Charges on the credit cards issued by our Financial Services segment were priced at a margin over various defined lending rates.  No interest is charged if the account is paid in full within 25 days of the billing cycle, which represented 34.0% of total balances outstanding at December 31, 2011.  Some of the zero percentage promotion expenses are passed through to the merchandise vendors for each specific promotion offered.

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
Sidney, Nebraska

We have audited the accompanying consolidated balance sheets of Cabela’s Incorporated and Subsidiaries (the “Company”) as of December 31, 2011 and January 1, 2011, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2011. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Cabela’s Incorporated and Subsidiaries as of December 31, 2011 and January 1, 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 3 to the consolidated financial statements on January 3, 2010, the Company prospectively adopted the accounting standards Accounting Standards Codification (ASC) Topic 810, Consolidations, and ASC Topic 860, Transfers and Servicing, which resulted in the consolidation of the Cabela's Master Credit Card Trust and related entities.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2011, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 22, 2012, expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ Deloitte & Touche LLP

DELOITTE & TOUCHE LLP

Omaha, Nebraska
February 22, 2012

CABELA'S INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Dollars in Thousands Except Earnings Per Share)

	Fiscal Years
	2011	2010	2009
Revenue:
Merchandise sales	$2,505,733	$2,412,486	$2,447,635
Financial Services revenue	291,746	227,675	171,414
Other revenue	13,687	23,081	13,191
Total revenue	2,811,166	2,663,242	2,632,240

Cost of revenue:
Merchandise costs	1,613,241	1,566,165	1,601,136
Cost of other revenue	8	9,284	1,485
Total cost of revenue (exclusive of depreciation and amortization)	1,613,249	1,575,449	1,602,621
Selling, distribution, and administrative expenses	954,125	895,405	870,147
Impairment and restructuring charges	12,244	5,626	66,794

Operating income	231,548	186,762	92,678

Interest expense, net	(24,427)	(27,442)	(23,109)
Other non-operating income, net	7,346	7,360	6,955
Income before provision for income taxes	214,467	166,680	76,524
Provision for income taxes	71,847	54,521	26,907
Net income	$142,620	$112,159	$49,617

Earnings per basic share	$2.06	$1.65	$0.74
Earnings per diluted share	$2.00	$1.62	$0.74

Basic weighted average shares outstanding	69,194,663	67,791,782	67,007,656
Diluted weighted average shares outstanding	71,274,242	69,086,533	67,453,474

Refer to notes to consolidated financial statements.

CABELA'S INCORPORATED AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands Except Par Values)

	December 31, 2011	January 1, 2011
ASSETS
CURRENT
Cash and cash equivalents	$304,679	$136,419
Restricted cash of the Trust	18,296	18,575
Accounts receivable, net	47,127	47,218
Credit card loans (includes restricted credit card loans of the Trust of $3,142,151 and $2,775,768), net of allowance for loan losses of $73,350 and $90,900	3,094,163	2,709,312
Inventories	494,828	509,097
Prepaid expenses and other current assets	146,479	123,304
Income taxes receivable and deferred income taxes	5,709	2,136
Total current assets	4,111,281	3,546,061
Property and equipment, net	866,899	817,947
Land held for sale or development	38,393	21,816
Economic development bonds	86,563	104,231
Deferred income taxes	—	12,786
Other assets	30,635	28,338
Total assets	$5,133,771	$4,531,179

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT
Accounts payable, including unpresented checks of $19,124 and $27,227	$266,793	$214,757
Gift instruments, and credit card and loyalty rewards programs	227,414	202,541
Accrued expenses	143,695	138,510
Time deposits	88,401	148,619
Current maturities of secured variable funding obligations of the Trust	460,000	393,000
Current maturities of secured long-term obligations of the Trust	425,000	698,400
Current maturities of long-term debt	8,387	230
Income taxes payable	—	2,880
Total current liabilities	1,619,690	1,798,937
Long-term time deposits	893,912	364,132
Secured long-term obligations of the Trust, less current maturities	977,500	892,500
Long-term debt, less current maturities	336,535	344,922
Deferred income taxes	26,367	—
Other long-term liabilities	98,451	106,140

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Preferred stock, $0.01 par value; Authorized – 10,000,000 shares; Issued – none	—	—
Common stock, $0.01 par value:
Class A Voting, Authorized – 245,000,000 shares;
Issued - 69,641,818 and 68,156,154 shares; Outstanding - 68,840,883 and 68,156,154 shares	696	681
Additional paid-in capital	334,925	306,149
Retained earnings	862,914	720,294
Accumulated other comprehensive income (loss)	2,731	(2,576)
Treasury stock, at cost	(19,950)	—
Total stockholders’ equity	1,181,316	1,024,548
Total liabilities and stockholders’ equity	$5,133,771	$4,531,179

Refer to notes to consolidated financial statements.

CABELA'S INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
	Fiscal Years
	2011	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$142,620	$112,159	$49,617
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	71,343	69,872	70,566
Impairment and restructuring	11,309	5,626	62,237
Stock-based compensation	12,911	11,198	9,410
Deferred income taxes	35,073	19,407	(9,927)
Provision for loan losses	39,287	66,814	1,107
Other, net	(3,722)	(2,081)	3,555
Change in operating assets and liabilities, net:
Accounts receivable	(1,265)	(17,623)	11,599
Change in credit card loans originated from internal operations, net	(17,276)	(49,415)	—
Inventories	14,270	(73,217)	71,773
Prepaid expenses and other current assets	(22,759)	24,121	(17,009)
Land held for sale or development	(227)	8,032	(339)
Accounts payable and accrued expenses	70,952	(1,629)	33,418
Gift certificates, and credit card and loyalty rewards programs	24,873	18,626	(828)
Other long-term liabilities	(5,412)	9,738	1,306
Income taxes payable	(5,509)	(34,201)	17,408
Credit card loans held for sale, net	—	—	(177,461)
Securitizations of credit card loans, net	—	—	207,312
Retained interests in securitized loans (including asset-backed securities)	—	—	(39,724)
Net cash provided by operating activities	366,468	167,427	294,020

CASH FLOWS FROM INVESTING ACTIVITIES:
Property and equipment additions	(126,740)	(75,349)	(49,113)
Proceeds from dispositions of property and equipment	47	3,025	11,914
Purchases of economic development bonds	(601)	—	—
Purchases of held-to-maturity investment securities	(197,999)	(349,738)	—
Maturities of held-to-maturity investment securities	197,999	350,000	—
Proceeds from retirements and maturities of economic development bonds	3,057	7,214	2,654
Change in restricted cash of the Trust, net	242	846	—
Change in credit card loans originated externally, net	(406,863)	(280,924)	333
Purchases of asset-backed available-for-sale securities classified with retained interests in securitized loans	—	—	(76,924)
Other investing changes, net	(1,182)	(2,644)	5,113
Net cash used in investing activities	(532,040)	(347,570)	(106,023)

CASH FLOWS FROM FINANCING ACTIVITIES:
Change in unpresented checks net of bank balance	(8,103)	(17,167)	16,177
Change in time deposits, net	469,562	36,088	(8,225)
Borrowings on secured obligations of the Trust	2,238,000	1,110,500	—
Repayments on secured obligations of the Trust	(2,359,400)	(1,399,500)	—
Borrowings on revolving credit facilities and inventory financing	646,132	477,514	626,091
Repayments on revolving credit facilities and inventory financing	(646,189)	(483,335)	(651,992)
Payments on long-term debt	(230)	(225)	(289)
Exercise of employee stock options and employee stock purchase plan issuances, net	12,869	8,168	4,346
Purchase of treasury stock	(20,287)	—	—
Other financing changes, net	1,478	2,334	(2,024)
Net cash provided by (used in) financing activities	333,832	(265,623)	(15,916)
Net change in cash and cash equivalents	168,260	(445,766)	172,081
Cash and cash equivalents, at beginning of year	136,419	582,185	410,104
Cash and cash equivalents, at end of year	$304,679	$136,419	$582,185

Refer to notes to consolidated financial statements.

CABELA'S INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Dollars in Thousands)
					Accumulated Other Comprehensive Income (Loss)
	Common Stock Shares		Additional Paid-In Capital
		Common Stock		Retained Earnings		Treasury Stock	Total

BALANCE, beginning of 2009	66,833,984	$668	$271,958	$647,676	$(6,597)	$—	$913,705
Comprehensive income:
Net income	—	—	—	49,617	—	—	49,617
Unrealized gain on economic development bonds, net of taxes of $2,487	—	—	—	—	4,104	—	4,104
Unrealized gain on asset-backed available-for-sale securities, net of taxes of $2,071	—	—	—	—	3,650	—	3,650
Derivative adjustment, net of taxes of $(7)	—	—	—	—	(11)	—	(11)
Foreign currency translation adjustment	—	—	—	—	(181)	—	(181)
Total comprehensive income							57,179
Stock-based compensation	—	—	9,057	—	—	—	9,057
Employee stock purchase plan issuances	217,707	3	2,250	—	—	—	2,253
Exercise of employee stock options	235,884	2	2,091	—	—	—	2,093
Tax benefit on employee stock option exercises	—	—	134	—	—	—	134
BALANCE, end of 2009	67,287,575	673	285,490	697,293	965	—	984,421
Effect of adopting ASC Topics 810 and 860, net of tax	—	—	—	(89,158)	(3,650)	—	(92,808)
Comprehensive income:
Net income	—	—	—	112,159	—	—	112,159
Unrealized loss on economic development bonds, net of taxes of $(390)	—	—	—	—	(694)	—	(694)
Derivative adjustment, net of taxes of $2	—	—	—	—	10	—	10
Foreign currency translation adjustment	—	—	—	—	793	—	793
Total comprehensive income							112,268
Stock-based compensation	—	—	10,879	—	—	—	10,879
Employee stock purchase plan issuances	130,034	1	2,220	—	—	—	2,221
Exercise of employee stock options	738,545	7	5,940	—	—	—	5,947
Tax benefit on employee stock option exercises	—	—	1,620	—	—	—	1,620
BALANCE, end of 2010	68,156,154	681	306,149	720,294	(2,576)	—	1,024,548
Comprehensive income:
Net income	—	—	—	142,620	—	—	142,620
Unrealized gain on economic development bonds, net of taxes of $3,225	—	—	—	—	5,865	—	5,865
Derivative adjustment, net of taxes of $(89)	—	—	—	—	(170)	—	(170)
Foreign currency translation adjustment	—	—	—	—	(388)	—	(388)
Total comprehensive income							147,927
Common stock repurchased						(20,287)	(20,287)
Stock-based compensation	—	—	12,484	—	—	—	12,484
Exercise of employee stock options and tax withholdings on share-based payment awards	1,485,664	15	12,854	—	—	337	13,206
Tax benefit on employee stock option exercises	—	—	3,438	—	—	—	3,438
BALANCE, end of 2011	69,641,818	$696	$334,925	$862,914	$2,731	$(19,950)	$1,181,316

Refer to notes to consolidated financial statements.

CABELA’S INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands Except Share and Per Share Amounts)

1.    NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business – Cabela’s Incorporated is a retailer of hunting, fishing, and outdoor gear, offering products through retail stores, the Internet, and regular and special catalog mailings. Cabela’s operates 34 retail stores, 32 located in 23 states and two located in Canada. World’s Foremost Bank (“WFB”), a wholly-owned bank subsidiary of Cabela’s, is a limited purpose bank formed under the Competitive Equality Banking Act of 1987. The lending activities of WFB are limited to credit card lending and its deposit issuance is limited to time deposits of at least one hundred thousand dollars.

Principles of Consolidation – The consolidated financial statements include the accounts of Cabela’s Incorporated and its wholly-owned subsidiaries (“Cabela’s,” “Company,” “we,” “our,” or “us”). All material intercompany accounts and transactions have been eliminated in consolidation. Pursuant to the guidance of Accounting Standards Codification ("ASC") Topics 810, Consolidations, and 860, Transfers and Servicing, WFB concluded that it is the primary beneficiary of the Cabela's Master Credit Card Trust and related entities (collectively referred to as the “Trust”) and accordingly, consolidated the Trust effective January 3, 2010.   As the servicer and the holder of retained interests in the Trust, WFB has the powers to direct the activities that most significantly impact the Trust's economic performance and the right to receive significant benefits or obligations to absorb significant losses of the Trust. The consolidation of the Trust eliminated retained interests in securitized loans and required the establishment of an allowance for loan losses on the securitized credit card loans.  The credit card loans of the Trust are recorded as restricted credit card loans and the liabilities of the Trust are recorded as secured borrowings.

Evaluation of Subsequent Events – Management of the Company evaluated subsequent events through the filing date of this Form 10-K and determined that there were no subsequent events to recognize or disclose in the consolidated financial statements presented herein.

Reporting Year – The Company's fiscal year ends on the Saturday nearest to December 31. Unless otherwise stated, the fiscal years referred to in the notes to these consolidated financial statements are the 52 weeks ended December 31, 2011 (“2011” or “year ended 2011”), the 52 weeks ended January 1, 2011 (“2010” or “year ended 2010”), and the 53 weeks ended January 2, 2010 (“2009” or “year ended 2009”). WFB follows a calendar fiscal period and, accordingly, fiscal years end on December 31. Fiscal years 2011 and 2010 consisted of 52 weeks and fiscal 2009 consisted of 53 weeks. The effect of the extra week in 2009 on total revenues was an increase of $51,444.

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

Revenue Recognition –Revenue is recognized for retail store sales at the time of the sale in the store and for Direct sales when the merchandise is delivered to the customer. The Company recognizes a reserve for estimated product returns based on our historical returns experience. Shipping fees charged to customers are included in merchandise sales and shipping costs are included in merchandise costs.

Revenue from the sale of gift certificates, gift cards, and e-certificates ("gift instruments") is recognized in revenue when the gift instruments are redeemed for merchandise or services. The Company records gift instrument breakage as revenue when the probability of redemption is remote. The Company recognizes breakage on gift instruments four years after issuance based on historical redemption rates. Total gift instrument breakage was $6,985, $4,839, and $4,522 for 2011, 2010, and 2009, respectively. Cabela's gift instrument liability at the end of 2011 and 2010 was $118,361 and $110,791, respectively.

Financial Services revenue includes credit card interest and fees relating to late payments, payments made with a customer service representative, payment assurance, foreign currency transactions, and cash advance transactions. Interest and fees are accrued in accordance with the terms of the applicable cardholder agreements on credit card loans until the date of charge-off unless placed on non-accrual and fixed payment plans. Interchange income is earned when a charge is made to a customer’s account.

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

Cash and Cash Equivalents – Cash equivalents include credit card and debit card receivables from other banks, which settle within one to four business days. Receivables from other banks totaled $10,677 and $5,521 at the end of 2011 and 2010, respectively. Unpresented checks, net of available cash bank balances, are classified as current liabilities. Cash and cash equivalents of WFB were $117,035 and $81,904 at the end of 2011 and 2010, respectively. Due to regulatory restrictions on WFB, the Company is restricted from using cash held by WFB for non-banking operations.

Credit Card Loans – Credit card loans are reported at their principal amounts outstanding less the allowance for loan losses. As part of collection efforts, a credit card loan may be closed and placed on non-accrual or restructured in a fixed payment plan prior to charge off. WFB's fixed payment plans consist of a lower interest rate, reduced minimum payment, and elimination of fees. Loans on fixed payment plans include loans in which the customer has engaged a consumer credit counseling agency to assist them in managing their debt. Customers who miss two consecutive payments once placed on a payment plan or on non-accrual will resume accruing interest at the rate they had accrued at before they were placed on a plan. Payments received on non-accrual loans are applied to principal. WFB does not record any liabilities for off-balance sheet risk of unfunded commitments through the origination of unsecured credit card loans.

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

Allowance for Loan Losses – The allowance for loan losses represents management's estimate of probable losses inherent in the credit card loan portfolio. The allowance for loan losses is established through a charge to the provision for loan losses and is regularly evaluated by management for adequacy. Loans on a payment plan or non-accrual are segmented from the rest of the credit card loan portfolio into a restructured credit card loan segment before establishing an allowance for loan losses as these loans have a higher probability of loss. Management estimates losses inherent in the credit card loans segment and restructured credit card loans segment based on a model which tracks historical loss experience on delinquent accounts, bankruptcies, death, and charge-offs, net of estimated recoveries.  WFB uses a migration analysis and historical bankruptcy and death rates to estimate the likelihood that a credit card loan will progress through the various stages of delinquency to charge-off. This analysis estimates the gross amount of principal that will be charged off over the next 12 months, net of recoveries. This estimate is used to derive an estimated allowance for loan losses. In addition to these methods of measurement, management also considers other factors such as general economic and business conditions affecting key lending areas, credit concentration, changes in origination and portfolio management, and credit quality trends. Since the evaluation of the inherent loss with respect to these factors is subject to a high degree of uncertainty, the measurement of the overall allowance is subject to estimation risk, and the amount of actual losses can vary significantly from the estimated amounts.

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

Inventories – Inventories are stated at the lower of average cost or market. All inventories are finished goods. The reserve for inventory shrinkage, estimated based on cycle counts and physical inventories, was $5,412 and $5,775 at the end of 2011 and 2010, respectively. The reserves for returns of damaged goods, obsolescence, and slow-moving items, estimated based upon historical experience, inventory aging, and specific identification, were $6,735 and $5,341 at the end of 2011 and 2010, respectively.

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

Deferred Catalog Costs and Advertising – Advertising production costs are expensed as the advertising occurs except for catalog costs which are amortized over the expected period of benefit estimated at three to 12 months after mailing. Unamortized catalog costs totaled $13,235 and $18,694 at the end of 2011 and 2010, respectively. Advertising expense, including direct marketing costs (amortization of catalog costs and website marketing paid search fees), was $186,142, $179,008, and $188,312 for 2011, 2010, and 2009, respectively. Advertising vendor reimbursements netted in advertising expense above totaled $919, $1,501, and $1,602 for 2011, 2010, and 2009, respectively.

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

Property and Equipment – Property and equipment are stated at cost. Depreciation and amortization are provided over the estimated useful lives of the assets, including assets held under capital leases, on a straight-line basis. Leasehold improvements are amortized over the lease term or, if shorter, the useful lives of the improvements. Assets held under capital lease agreements are amortized using the straight-line method over the shorter of the estimated useful lives of the assets or the lease term. When property is fully depreciated, retired or otherwise disposed of, the cost and accumulated depreciation are removed from the accounts and any resulting gain or loss is reflected in the consolidated statement of income. The costs of major improvements that extend the useful life of an asset are capitalized. Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Capitalized interest on projects during the construction period totaled $126, $124, and $233 for 2011, 2010, and 2009, respectively. Costs related to internally developed software are capitalized and amortized on a straight-line basis over their estimated useful lives.

Intangible Assets – Intangible assets are recorded in other assets and include non-compete agreements and goodwill. At the end of 2011 and 2010, intangible assets totaled $4,401 and $5,342, net of accumulated amortization of $1,740 and $2,200, respectively. For the fourth quarter of 2011 and 2010, in connection with the preparation of our consolidated financial statements, the Company completed its annual impairment analyses of goodwill and other intangible assets. The Company did not recognize any impairment in 2011 or 2010, but recognized an impairment of $460 in 2009. The Company records impairment and restructuring charges where projected discounted cash flows are less than the fair value of the reporting unit.

Intangible assets, excluding goodwill, are amortized over three to five years. Amortization expense for these intangible assets for the next five years is estimated to approximate $391 (2012), $170 (2013), $170 (2014), $148 (2015), and $72 (2016). The Company has goodwill of $3,450 and $3,519 in its consolidated balance sheet at the end of 2011 and 2010, respectively, relating to an acquisition of a Canadian outdoors specialty retailer in 2007. The change in the carrying value of goodwill from 2010 is due to foreign currency translation adjustments.

Land Held for Sale or Development – Proceeds from the sale of land from development activities are recognized in other revenue and the corresponding costs of land sold are recognized in costs of other revenue.

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

Deferred grant income estimates, and their associated present value, are updated whenever events or changes in circumstances indicate that their recorded amounts may not be recovered. These estimates are determined when estimation of the fair value of associated economic development bonds are performed if there are related bond investments. When it is determined that recorded amounts will not be recovered through projected discounted cash flows, an impairment adjustment is made to reduce deferred grant income, and accumulated amortization on the deferred grant at that point in time is reversed as an increase to depreciation expense. In 2011 and 2009, deferred grant income was reduced by $24,314 and $8,032, respectively, due to other than temporary impairment losses of the same amounts that were recognized on the Company's economic development bonds. These reductions in deferred grant income resulted in increases in depreciation expense of $6,538 and $2,099 in 2011 and 2009, respectively, which have been included in impairment and restructuring charges in the consolidated statements of income. There were no impairment losses in 2010. The Company may agree to guarantee deficiencies in tax collections which fund the repayment of economic development bonds. The Company did not guarantee any economic development bonds at the end of 2011, 2010 or 2009.

Land grants typically include land associated with the retail store and may include other land for sale and further development. Land grants are recognized at the fair value of the land on date of grant. Deferred grant income on land grants is recognized as a reduction to depreciation expense over the estimated life of the related assets of the developments. In 2011, the Company did not receive any land under these grants. In 2010, the Company received land grants with a fair value of $6,847.

Certain grants contain covenants the Company is required to comply with regarding minimum employment levels, maintaining retail stores in certain locations, and maintaining office facilities in certain locations. For these grants the Company recognizes grant revenue as the milestones associated with the grant are met. For 2011 and 2010, the Company was in compliance with the requirements under these grants.

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

Credit Card and Loyalty Rewards Programs – Cabela’s CLUB Visa cardholders receive Cabela’s points based on the dollar amounts of transactions through WFB issued credit cards which may be redeemed for Cabela’s products and services. Points may also be awarded for special promotions for the acquisition and retention of accounts. The dollar amount of related points are accrued as earned by the cardholder and recorded as a reduction in Financial Services revenue. In addition to the WFB issued credit cards, customers receive points for purchases at Cabela’s from various loyalty programs. The dollar amount of unredeemed credit card points and loyalty points was $109,053 and $91,750 at the end of 2011 and 2010, respectively. The total cost incurred for all credit card rewards and loyalty programs was $158,630, $136,375, and $121,512 for 2011, 2010, and 2009, respectively.

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

Stock-Based Compensation – Compensation expense is estimated based on grant date fair value on a straight-line basis over the requisite service period. Costs associated with awards are included in compensation expense as a component of selling, distribution, and administrative expenses.

Financial Instruments and Credit Risk Concentrations – Financial instruments which may subject the Company to concentrations of credit risk are primarily cash, cash equivalents, and accounts receivable. The Company invests primarily in money market accounts or tax-free municipal bonds, with short-term maturities, limiting the amount of credit exposure to any one entity. At December 31, 2011, the Company did not have any cash invested in overnight funds. At January 1, 2011, the Company had approximately $45,970 in cash invested in overnight funds at a major financial institution. Concentrations of credit risk on accounts receivable are limited due to the nature of the Company's receivables.

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

Foreign Currency Translation – Assets and liabilities of Cabela's Canadian operations are translated into United States dollars at currency exchange rates in effect at the end of a reporting period. Gains and losses from translation into United States dollars are included in accumulated other comprehensive income (loss) in our consolidated balance sheets. Revenues and expenses are translated at average monthly currency exchange rates.

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

2.     ACCOUNTING PRONOUNCEMENTS

In January 2010, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements. ASU 2010-06 revises two disclosure requirements concerning fair value measurements and clarifies two others. This statement requires separate presentation of significant transfers into and out of Levels 1 and 2 of the fair value hierarchy and disclosure of the reasons for such transfers. It also requires the presentation of purchases, sales, issuances, and settlements within Level 3 on a gross basis rather than a net basis. The amendments also clarify that disclosures should be disaggregated by class of asset or liability and that disclosures about inputs and valuation techniques should be provided for both recurring and non-recurring fair value measurements. These disclosures about fair value measurements and the requirement concerning gross presentation of Level 3 activity are presented in Note 25. The adoption of this statement had no effect on the Company's financial position or results of operations.

CABELA’S INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands Except Share and Per Share Amounts)

In July 2010, the FASB issued ASU No. 2010-20, Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses. ASU No. 2010-20 enhances the existing disclosure requirements providing more transparency of the allowance for loan losses and credit quality of financing receivables. The disclosures relating to information as of the end of a reporting period and to activity occurring during the reporting period are presented in Note 5.

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
Effective June 16, 2011, the FASB issued ASU No. 2011-05, Comprehensive Income, requiring entities to report components of other comprehensive income in either a single continuous statement or in two separate but consecutive statements of net income and other comprehensive income. This ASU does not change the items that must be reported in comprehensive income, how these items are measured, or when these items must be classified to net income. ASU 2011-05 is effective for financial statements issued by the Company after January 1, 2012. Effective December 23, 2011, the FASB issued ASU 2011-12, which indefinitely deferred, pending further deliberation by the FASB at a future date, the effective date of certain provisions of ASU 2011-05 relating to the reclassification of items out of accumulated other comprehensive income. We will provide the required financial reporting presentation in the Company's first fiscal quarter of 2012.
Effective September 15, 2011, the FASB issued ASU No. 2011-08, Testing Goodwill for Impairment, which gives companies testing goodwill for impairment the option of performing a qualitative assessment before calculating the fair value of a reporting unit in step one of the goodwill impairment test. If companies determine, based on qualitative factors, that the fair value of a reporting unit is more likely than not less than the carrying amount, the two-step impairment test would be required. Otherwise, further testing would not be needed. ASU 2011-08 is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, or effective for the first quarter of 2012 for the Company, with early adoption permitted. The value of our goodwill will not be affected by the adoption of the provisions of this ASU.

3.	CHANGE IN ACCOUNTING PRINCIPLES - CONSOLIDATION OF CABELA'S MASTER CREDIT CARD TRUST

The Company's wholly-owned bank subsidiary, WFB, utilizes the Trust for the purpose of routinely selling and securitizing credit card loans and issuing beneficial interest to investors. The accounting guidance on consolidations in ASC Topic 810, and accounting for transfers of financial assets and the criteria for determining whether to consolidate a variable interest entity in ASC Topic 860, resulted in the consolidation of the Trust effective January 3, 2010. Prior to ASC Topics 810 and 860, the securitizations issued by the Trust qualified for sales treatment under generally accepted accounting principles and, therefore, the Trust was excluded from the Company's consolidated financial statements.

As a result of the consolidation of the Trust, the Company's retained earnings were adjusted for the additional allowance for loan losses, the recording of the fair value of an interest rate swap relating to a variable rate obligation of the Trust, and the derecognition of the interest-only strip (previously a component of retained interests), net of tax effects. The Trust was consolidated on January 3, 2010, resulting in increases in total assets of $2,154,540 and liabilities of $2,247,348, and a decrease in retained earnings and other comprehensive income of $92,808, after tax. In 2010, we began reporting the results of operations of our Financial Services business in a manner similar to our historical managed presentation for financial performance of the total managed portfolio of credit card loans, excluding income derived from the changes in the valuation of our interest-only strip, cash reserve accounts, and cash accounts associated with the securitized loans.

CABELA’S INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands Except Share and Per Share Amounts)

Prior to the consolidation of the Trust, WFB sold the majority of its credit card loans to a securitization trust and recognized related gains or losses as a component of securitization income in Financial Services revenue. WFB retains a minimum 20 day average of 5% of the interests in the securitization trust, known as a “transferor interest” in the securitized loans, and ranks equal with the investor notes. Credit card loans classified as held for sale, which included WFB’s transferor’s interest in securitized credit card loans, were carried at the lower of cost or market. Net unrealized losses, if any, were recognized in income through a valuation allowance. Although WFB continued to service the underlying credit card accounts and maintained the customer relationships, these securitization transactions were treated as sales and the securitized loans were not included in the Company's consolidated balance sheet. Gains or losses were recognized at the time of sale, and depended in part on the carrying amount assigned to the credit card loans sold, which was allocated between the assets sold and retained interest based on their relative fair values at the date of transfer. WFB recognized a loss on sales totaling $4,157 for 2009.

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

WFB retained rights to future cash flows from (i) finance charge collections, certain fee collections, allocated interchange, and recoveries on charged-off accounts net of collection costs arising after investors had received the return for which they were entitled; (ii) reimbursement for charged-off accounts; and (iii) after certain administrative costs, such as servicing fees. This portion of the retained interests was known as interest-only strips and was subordinate to investor’s interests. For interest-only strips and cash reserve accounts, WFB estimated related fair values based on the present value of future expected cash flows using assumptions for credit losses, finance charge yields, payment rates, and discount rates commensurate with the risks involved but did not include interchange income since interchange income was earned only when a charge was made to a customer’s account. The value of the interest-only strips and cash reserve accounts were subject to credit, payment rate, and interest rate risks on the loans sold. For cash accounts, WFB estimated related fair values based on the present value of future expected cash flows using discount rates commensurate with the risks involved. Fair value changes in the interest-only strips and cash reserve accounts were recorded in securitization income included in Financial Services revenue.

4.    CABELA'S MASTER CREDIT CARD TRUST

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

Another feature, which is applicable to the notes issued from the Trust, is one in which excess cash flows generated by the transferred loans are held at the Trust for the benefit of the investors. This cash reserve account funding is triggered when the three-month average excess spread rate of the Trust decreases to below 4.50% or 5.50% (depending on the series) with increasing funding requirements as excess spread levels decline below preset levels or as contractually required by the governing documents. Similar to early amortization, this feature also is designed to protect the investors' interests from loss thus making the cash restricted.  Upon scheduled maturity or early amortization of a securitization, WFB is required to remit principal payments received on the securitized pool of loans to the Trust which are restricted for the repayment of the investors' principal note. Credit card loans performed within established guidelines and no events which could trigger an “early amortization” occurred during the years ended 2011, 2010, and 2009.

The following table presents the components of the consolidated assets and liabilities of the Trust at the years ended:

	2011	2010
Consolidated assets:
Restricted credit card loans, net of allowance of $72,870 and $90,100	$3,069,281	$2,685,668
Restricted cash	18,296	18,575
Total	$3,087,577	$2,704,243

Consolidated liabilities:
Secured variable funding obligations	$460,000	$393,000
Secured long-term obligations	1,402,500	1,590,900
Interest due to third party investors	1,563	2,336
Total	$1,864,063	$1,986,236

CABELA’S INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands Except Share and Per Share Amounts)

5.    CREDIT CARD LOANS AND ALLOWANCE FOR LOAN LOSSES

WFB grants individual credit card loans to its customers and is diversified in its lending with borrowers throughout the United States. The following table reflects the composition of the credit card loans at the years ended:

	2011	2010

Restricted credit card loans of the Trust (1)	$3,142,151	$2,775,768
Unrestricted credit card loans	25,362	24,444
Total credit card loans	3,167,513	2,800,212
Allowance for loan losses	(73,350)	(90,900)
Credit card loans, net	$3,094,163	$2,709,312

(1)	Restricted credit card loans are restricted for repayment of secured borrowings of the Trust.
Allowance for Loan Losses:
The following table reflects the activity in the allowance for loan losses by segment for the years ended:

	2011			2010
	Credit Card Loans	Restructured Credit Card Loans	Total Credit Card Loans	Total Credit Card Loans

Balance, beginning of year	$52,000	$38,900	$90,900	$1,374
Change in allowance for loan losses upon consolidation of the Trust	—	—	—	114,573
	52,000	38,900	90,900	115,947

Provision for loan losses	35,777	3,510	39,287	66,814

Charge-offs	(56,616)	(18,983)	(75,599)	(108,111)
Recoveries	13,189	5,573	18,762	16,250
Net charge-offs	(43,427)	(13,410)	(56,837)	(91,861)
Balance, end of year	$44,350	$29,000	$73,350	$90,900
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

CABELA’S INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands Except Share and Per Share Amounts)

The table below provides information on non-accrual, past due, and restructured credit card loans by class by using the respective fourth quarter FICO score at the years ended:

	FICO Score of Credit Card Loans Segment			Restructured Credit Card Loans Segment (1)
December 31, 2011:	679 and Below	680-749	750 and Above		Total

Credit card loan status:
Current	$379,156	$1,017,710	$1,649,558	$54,621	$3,101,045
30-59 days past due	15,509	10,856	9,045	5,175	40,585
60-89 days past due	6,091	1,310	307	2,601	10,309
90 or more days past due	10,645	297	94	4,538	15,574
Total past due	32,245	12,463	9,446	12,314	66,468
Total credit card loans	$411,401	$1,030,173	$1,659,004	$66,935	$3,167,513

90 days or more past due and still accruing	$10,645	$297	$94	$4,284	$15,320
Non-accrual	—	—	—	6,441	6,441

	FICO Score of Credit Card Loans Segment			Restructured Credit Card Loans Segment (1)
January 1, 2011:	679 and Below	680-749	750 and Above		Total

Credit card loan status:
Current	$353,937	$864,791	$1,445,446	$69,521	$2,733,695
30-59 days past due	13,645	8,267	7,127	7,740	36,779
60-89 days past due	5,775	1,044	240	4,111	11,170
90 or more days past due	11,504	460	53	6,551	18,568
Total past due	30,924	9,771	7,420	18,402	66,517
Total credit card loans	$384,861	$874,562	$1,452,866	$87,923	$2,800,212

90 days or more past due and still accruing	$11,504	$460	$53	$6,160	$18,177
Non-accrual	—	—	—	6,629	6,629

(1)	Specific allowance for loan losses of $29,027 and $38,913 at December 31, 2011, and January 1, 2011, respectively, are included in allowance for loan losses.

CABELA’S INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands Except Share and Per Share Amounts)

6.     PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at the years ended:

	Depreciable Life in Years
		2011	2010

Land and improvements	Up to 20	$169,839	$169,398
Buildings and improvements	7 to 40	549,793	500,193
Furniture, fixtures and equipment	3 to 15	516,323	444,948
Assets held under capital lease	Up to 30	14,363	14,363
Property and equipment		1,250,318	1,128,902
Less accumulated depreciation and amortization		(413,993)	(363,608)
		836,325	765,294
Construction in progress		30,574	52,653
		$866,899	$817,947

7.     SECURITIES

Available-for-sale securities consisted of the following for the years ended:

		Gross Unrealized Gains	Gross Unrealized Losses
	Amortized Cost			Fair Value

2011:
Economic development bonds	$81,881	$4,682	$—	$86,563
2010:
Economic development bonds	$108,640	$2,045	$(6,454)	$104,231

The carrying value and fair value of securities by contractual maturity at the end of 2011 were as follows:

	Amortized Cost	Fair Value

For the fiscal years ending:
2012	$1,836	$1,991
2013	2,145	2,304
2014	2,283	2,469
2015	2,324	2,525
2016	2,693	2,911
2017-2021	19,153	20,641
2022 and thereafter	51,447	53,722
	$81,881	$86,563

CABELA’S INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands Except Share and Per Share Amounts)

At the end of 2011 and 2009, the fair value of certain economic development bonds was determined to be below carrying value, with the decline in fair value deemed to be other than temporary. These fair value adjustments totaling $24,314 and $8,032 reduced the carrying value of the economic development bond portfolio at the end of 2011 and 2009, respectively, and resulted in corresponding reductions in deferred grant income. These reductions in deferred grant income resulted in increases in depreciation expense of $6,538 and $2,099 in 2011 and 2009, respectively, which have been included in impairment and restructuring charges in the consolidated statements of income. At the end of 2010, none of the securities with a fair value below carrying value were deemed to have other than a temporary impairment.

Interest earned on the securities totaled $6,143, $6,256, and $6,988, for 2011, 2010, and 2009, respectively. Interest earned on the asset-backed securities totaled $5,453 in 2009 and is a component of Financial Services revenue. There were no realized gains or losses on these securities in 2011, 2010, or 2009.

8.     PREPAID EXPENSES AND OTHER ASSETS

Prepaid expenses and other assets (current and long-term) consisted of the following at the years ended:

	2011	2010
Prepaid expenses and other current assets:
Deferred catalog costs	$13,235	$18,694
Interest and notes receivable	14,825	12,163
Financial Services - Visa interchange funding	59,392	42,203
Financial Services - accrued interest and other receivables	34,822	32,839
Other	24,205	17,405
	$146,479	$123,304
Other assets:
Goodwill	$3,450	$3,519
Intangible assets, net	952	1,823
Financial Services - deferred financing and new account costs	9,962	8,382
Long-term notes and other receivables	8,082	7,965
Held to maturity investments	2,680	2,065
Other	5,509	4,584
	$30,635	$28,338

9.     ACCRUED EXPENSES

Accrued expenses consisted of the following at the years ended:

	2011	2010

Accrued employee compensation and benefits	$57,850	$55,368
Accrued property, sales, and other taxes	25,383	21,865
Deferred revenue and accrued sales returns	25,951	25,230
Accrued interest	9,007	9,513
Accrued credit card fees	5,675	6,318
Other	19,829	20,216
	$143,695	$138,510

CABELA’S INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands Except Share and Per Share Amounts)

10.     OTHER LONG-TERM LIABILITIES

Other long-term liabilities consisted of the following at the years ended:

	2011	2010

Deferred rent expense and tenant allowances	$34,703	$34,774
Deferred grant income	17,108	19,415
Unrecognized tax benefits and accrued interest	43,897	48,690
Other long term liabilities	2,743	3,261
	$98,451	$106,140

11.     TIME DEPOSITS

WFB accepts time deposits only in amounts of at least one hundred thousand dollars. All time deposits are interest bearing. The aggregate amount of time deposits by maturity at the end of 2011 was as follows:

2012	$88,401
2013	367,615
2014	234,666
2015	137,580
2016	148,569
Thereafter	5,482
982,313
Less current maturities	(88,401)
Deposits classified as non-current liabilities	$893,912
Time deposits include brokered institutional certificates of deposit totaling $963,909 and $492,286 at the end of 2011 and 2010, respectively.

CABELA’S INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands Except Share and Per Share Amounts)

12.    BORROWINGS OF FINANCIAL SERVICES SUBSIDIARY

The obligations of the Trust are secured borrowings backed by credit card loans. The following table presents, as of December 31, 2011, and January 1, 2011, a summary of the secured fixed and variable rate long-term obligations of the Trust, the expected maturity dates, and the respective weighted average interest rates.

At December 31, 2011:
Series	Expected Maturity Date	Fixed Rate Obligations	Interest Rate	Variable Rate Obligations	Interest Rate	Total Obligations	Interest Rate

Series 2009-I	March 2012	$—	—%	$425,000	2.28%	$425,000	2.28%
Series 2010-I	January 2015	—	—	255,000	1.73	255,000	1.73
Series 2010-II	September 2015	127,500	2.29	85,000	0.98	212,500	1.77
Series 2011-II	June 2016	155,000	2.39	100,000	0.88	255,000	1.80
Series 2011-IV	October 2016	165,000	1.90	90,000	0.83	255,000	1.52

Total secured obligations		447,500		955,000		1,402,500
Less: current maturities		—		(425,000)		(425,000)

Secured long-term obligations of the Trust, less current maturities		$447,500		$530,000		$977,500

At January 1, 2011:
Series	Expected Maturity Date	Fixed Rate Obligations	Interest Rate	Variable Rate Obligations	Interest Rate	Total Obligations	Interest Rate

Series 2006-III	October 2011	$250,000	5.26%	$250,000	0.44%	$500,000	2.85%
Series 2008-IV	September 2011	122,500	7.29	75,900	4.49	198,400	6.22
Series 2009-I	March 2012	—	—	425,000	2.26	425,000	2.26
Series 2010-I	January 2015	—	—	255,000	1.71	255,000	1.71
Series 2010-II	September 2015	127,500	2.29	85,000	0.96	212,500	1.76

Total secured obligations		500,000		1,090,900		1,590,900
Less: current maturities		(372,500)		(325,900)		(698,400)

Secured long-term obligations of the Trust, less current maturities		$127,500		$765,000		$892,500

The Trust also issues variable funding facilities which are considered secured borrowings backed by credit card loans. The Trust entered into two new variable funding facilities, each with a financial institution for three years, in the amounts of $300,000 and $350,000 on March 29, 2011, and September 15, 2011, respectively. At December 31, 2011, the Trust had three variable funding facilities with $875,000 in available capacity and $460,000 outstanding.  Two of the three variable funding facilities are scheduled to mature in March 2014, and one is scheduled to mature in September 2014. Each of these variable funding facilities includes an option to renew. Variable rate note interest is priced at a benchmark rate, London Interbank Offered Rate, or commercial paper rate, plus a spread, which ranges from 0.50% to 0.85%.  The variable rate notes provide for a fee ranging from 0.25% to 0.40% on the unused portion of the facilities.  During the year ended December 31, 2011, and January 1, 2011, the daily average balance outstanding on these notes was $91,789 and $29,764, with a weighted average interest rate of 0.80% and 0.99%, respectively.

CABELA’S INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands Except Share and Per Share Amounts)

On June 29, 2011, and October 27, 2011, the Trust sold $300,000 of asset-backed notes, Series 2011-II and Series 2011-IV, respectively.  Each Series included the issuance of $255,000 of Class A notes and three subordinated classes of notes in the aggregate principal amount of $45,000.  WFB retained each of the subordinated classes of notes which were eliminated in the preparation of the consolidated financial statements.  Each class of notes issued in these securitization transactions has an expected life of approximately five years and a contractual maturity of approximately eight years.  These securitization transactions were used to refinance asset-backed notes issued by the Trust that matured in 2011 and to fund growth in restricted credit card loans.

WFB has unsecured federal funds purchase agreements with two financial institutions.  The maximum amount that can be borrowed is $85,000. There were no amounts outstanding at December 31, 2011, or January 1, 2011.  During 2011 and 2010, the daily average balance outstanding was $90 and $649 with a weighted average rate of 0.75% and 0.83%, respectively.

13.     REVOLVING CREDIT FACILITIES

On November 2, 2011, we entered into a new credit agreement providing for a $415,000 revolving credit facility that replaced our $350,000 credit facility set to expire June 30, 2012. The unsecured $415,000 revolving credit facility permits the issuance of letters of credit up to $100,000 and swing line loans up to $20,000. This credit facility may be increased to $500,000 subject to certain terms and conditions. The term of the credit facility expires on November 2, 2016.
There were no amounts outstanding at December 31, 2011, and January 1, 2011, under our credit agreements. During 2011 and 2010, the daily average principal balance outstanding on the lines of credit was $82,495 and $30,256, respectively, and the weighted average interest rate was 1.21% and 1.39%, respectively. Letters of credit and standby letters of credit totaling $14,692 and $17,579, respectively, were outstanding at the end of 2011 and 2010. The daily average outstanding amount of total letters of credit during 2011 and 2010 was $11,578 and $17,784, respectively.

During the term of the facility, the Company is required to pay a quarterly commitment fee, which ranges from 0.15% to 0.30% of the average daily unused principal balance on the line of credit. Interest on advances on this credit facility is equal to the alternate base rate, as defined, plus the applicable margin, as defined. The applicable margin is the percentage rate that is applicable at such time with respect to advances as set forth in the pricing schedule, a stratified interest rate schedule based on the Company's leverage ratio, as defined. The alternate base rate is equal to the highest of:

•	the lead lender’s prime rate,

•	the sum of the federal funds rate in effect for the day plus one-half of one percent, and

•	the Eurocurrency rate, as defined, plus 1.50%.

The credit agreement requires that Cabela’s comply with certain financial and other customary covenants, including:

•	a fixed charge coverage ratio (as defined) of no less than 2.00 to 1 as of the last day of any fiscal quarter for the most recently ended four fiscal quarters (as defined);

•	a leverage ratio (as defined) of no more than 3.00 to 1 as of the last day of any fiscal quarter; and

•	a minimum consolidated net worth standard (as defined).

In addition, our unsecured senior notes contain various covenants and restrictions that are usual and customary for transactions of this type. Also, the debt agreements contain cross default provisions to other outstanding credit facilities. In the event that we failed to comply with these covenants, a default would trigger and all principal and outstanding interest would immediately be due and payable. At December 31, 2011, and January 1, 2011, we were in compliance with all financial covenants under our credit agreements and unsecured notes. We anticipate that we will continue to be in compliance with all financial covenants under our credit agreements and unsecured notes through at least the next 12 months.

At December 31, 2011, Cabela's was in compliance with its financial covenant requirements with a fixed charge coverage ratio of 7.54 to 1, a leverage ratio of 1.27 to 1, and consolidated net worth that was $296,402 in excess of the minimum.

CABELA’S INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands Except Share and Per Share Amounts)

The credit agreement includes a dividend provision limiting the amount that Cabela’s could pay to stockholders, which at December 31, 2011, was not in excess of $155,209. The agreement also has a provision permitting acceleration by the lenders in the event there is a change in control, as defined. In addition, the credit agreement contains cross default provisions to other outstanding debt. In the event that the Company fails to comply with these covenants, a default is triggered. In the event of default, all outstanding letters of credit and all principal and outstanding interest would immediately become due and payable. The Company was in compliance with all financial debt covenants at December 31, 2011, and January 1, 2011.

Effective June 29, 2010, the Company entered into an amended and restated credit agreement for the Company's operations in Canada extending its $15,000 Canadian dollars (“CAD”) unsecured revolving credit facility through June 30, 2013. The credit facility permits the issuance of up to $5,000 CAD in letters of credit, which reduce the overall credit limit available under the credit facility. Interest is variable, computed at rates as defined in the agreement, plus a margin, and payable monthly. There were no amounts outstanding at December 31, 2011, and January 1, 2011, under this credit agreement.

Advances made pursuant to the $415,000 credit agreement are classified as long-term debt. This agreement does not contain limitations regarding the pay downs of revolving loans advanced; therefore, advances made prior to November 2, 2015, pursuant to this agreement are considered long-term in nature.

The Company also has financing agreements that allow certain boat and all-terrain vehicle merchandise vendors to give the Company extended payment terms. The vendors are responsible for all interest payments, with certain exceptions, for the financing period and the financing company holds a security interest in the specific inventory held by the Company. Cabela’s revolving credit facility limits this security interest to $100,000. The extended payment terms to the vendor do not exceed one year. The outstanding liability, included in accounts payable, was $524 and $537 at the end of 2011 and 2010, respectively.

14.     LONG-TERM DEBT AND CAPITAL LEASES

Long-term debt, including revolving credit facilities and capital leases, consisted of the following at the years ended:

	2011	2010

Unsecured notes due 2016 with interest at 5.99%	$215,000	$215,000
Unsecured senior notes due 2017 with interest at 6.08%	60,000	60,000
Unsecured senior notes due 2012-2018 with interest at 7.20%	57,000	57,000
Capital lease obligations payable through 2036	12,922	13,152
Total debt	344,922	345,152
Less current portion of debt	(8,387)	(230)
Long-term debt, less current maturities	$336,535	$344,922

There were no amounts outstanding at December 31, 2011, or January 1, 2011, under the Company's unsecured revolving credit facilities. There were no amounts outstanding at December 31, 2011, or January 1, 2011, under the unsecured revolving credit facility for $15,000 CAD.
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

CABELA’S INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands Except Share and Per Share Amounts)

In addition, the debt contains cross default provisions to other outstanding credit facilities. In the event that the Company failed to comply with these covenants, a default would trigger and all principal and outstanding interest would immediately be due and payable. At December 31, 2011, and January 1, 2011, the Company was in compliance with all financial covenants under the credit agreements and unsecured notes. We anticipate that we will continue to be in compliance with all financial covenants under our credit agreements and unsecured notes through at least the next 12 months.

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

Aggregate expected maturities of long-term debt and scheduled capital lease payments for the years shown are as follows:

	Scheduled Capital Lease Payments	Long-Term Debt Maturities

2012	$1,000	$8,143
2013	1,000	8,143
2014	1,000	8,143
2015	1,000	8,143
2016	1,000	223,143
Thereafter	19,500	76,285
	24,500	332,000
Capital lease amount representing interest	(11,578)
Present value of net scheduled lease payments	$12,922	12,922
Total long-term debt and capital leases		$344,922

CABELA’S INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands Except Share and Per Share Amounts)

15.    IMPAIRMENT AND RESTRUCTURING CHARGES

Impairment and restructuring charges consisted of the following for the years ended:

	2011	2010	2009
Impairment losses relating to:
Property, equipment, and other assets	$154	$3,792	$43,721
Land held for sale	4,617	1,834	16,046
Accumulated amortization of deferred grant income (1)	6,538	—	2,099
Goodwill and intangible assets	—	—	460
	11,309	5,626	62,326
Restructuring charges for:
Severance and related benefits	935	—	4,468
Total	$12,244	$5,626	$66,794

(1)
In 2011 and 2009, deferred grant income was reduced by $24,314 and $8,032, respectively, due to other-than-temporary impairment losses of the same amounts that were recognized on the Company's economic development bonds. These reductions in deferred grant income resulted in increases in depreciation expense of $6,538 and $2,099 in 2011 and 2009, respectively, which have been included in impairment and restructuring charges in the consolidated statements of income.

Long-lived assets of the Company are evaluated for possible impairment whenever changes in circumstances may indicate that the carrying value of an asset may not be recoverable. In 2011, 2010, and 2009, the Company evaluated the recoverability of property (including existing store locations and future retail store sites), equipment, land held for sale, economic development bonds, goodwill, and other intangible assets. In accordance with accounting guidance on asset valuations, the Company recognized impairment losses totaling $11,309, $5,626, and $62,326 in 2011, 2010, and 2009, respectively. Trends and management projections could change undiscounted cash flows in future periods which could trigger possible future write downs.

In 2011, 2010, and 2009, the Company evaluated the recovery of certain economic development bonds. In 2011 and 2009, the Company determined that the fair value of the bonds was below carrying value, with the decline in fair value deemed to be other than temporary, which resulted in fair value adjustments totaling $24,314 and $8,032 at the end of 2011 and 2009, respectively. These fair value adjustments totaling $24,314 and $8,032 reduced the carrying value of the economic development bond portfolio at the end of 2011 and 2009, respectively, and resulted in corresponding reductions in deferred grant income. These reductions in deferred grant income resulted in increases in depreciation expense of $6,538 and $2,099 in 2011 and 2009, respectively, which have been included in impairment and restructuring charges in the consolidated statements of income. At the end of 2010, none of the bonds with a fair value below carrying value were deemed to have other than a temporary impairment.

The Company incurred charges of $935 in 2011 for severance and related benefits. In 2009, the Company incurred charges totaling $4,468 for severance and related benefits primarily from outplacement costs and a voluntary retirement plan implemented in February 2009. All impairment and restructuring charges were recorded to the Corporate Overhead and Other segment.

CABELA’S INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands Except Share and Per Share Amounts)

16.     INTEREST (EXPENSE) INCOME, NET

Interest expense, net of interest income, consisted of the following for years ended:

	2011	2010	2009

Interest expense	$(24,580)	$(27,606)	$(23,456)
Capitalized interest	126	124	233
Interest income	27	40	114
	$(24,427)	$(27,442)	$(23,109)

17.     INCOME TAXES

For financial reporting purposes, income before taxes includes the following components:

	2011	2010	2009

Federal	$127,662	$89,815	$68,720
Foreign	86,805	76,865	7,804
	$214,467	$166,680	$76,524
The provision for income taxes consisted of the following for the years ended:

	2011	2010	2009
Current:
Federal	$19,969	$22,338	$33,744
State	2,650	769	1,966
Foreign	14,155	12,007	1,124
	36,774	35,114	36,834
Deferred:
Federal	32,932	18,614	(9,640)
State	2,365	1,196	(287)
Foreign	(224)	(403)	—
	35,073	19,407	(9,927)
	$71,847	$54,521	$26,907

CABELA’S INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands Except Share and Per Share Amounts)

A reconciliation of the statutory federal income tax rate to the effective income tax rate was as follows for the years ended:

	2011	2010	2009

Statutory federal rate	35.0%	35.0%	35.0%
State income taxes, net of federal tax benefit	1.6	2.7	2.1
Other nondeductible items	0.2	0.5	0.2
Tax exempt interest income	(0.7)	(0.3)	(0.7)
Rate differential on foreign income	(4.5)	(3.1)	(2.2)
Change in unrecognized tax benefits	1.1	0.2	0.9
Deferred income tax rate change	0.8	—	—
Other, net	—	(2.3)	(0.1)
	33.5%	32.7%	35.2%
Deferred tax assets and liabilities consisted of the following for the years ended:

	2011	2010
Deferred tax assets:
Deferred compensation	$11,259	$11,717
Deferred revenue	3,726	4,508
Reserve for returns	4,782	5,022
Accrued expenses	13,783	13,003
Gift certificates liability	6,803	7,174
Allowance for loans losses and doubtful accounts	28,465	35,562
Economic development bonds	—	1,587
Loyalty rewards programs	27,962	35,740
Other	4,409	4,709
	101,189	119,022
Deferred tax liabilities:
Prepaid expenses	12,687	11,848
Property and equipment	73,478	49,756
Inventories	2,497	3,106
Credit card loan fee deferral	30,644	28,982
U.S. income tax on foreign earnings	3,050	9,877
Economic development bonds	1,565	—
Other	555	531
	124,476	104,100
Net deferred tax (asset) liability	23,287	(14,922)
Less current deferred income taxes	(3,080)	(2,136)
Long-term deferred income taxes	$26,367	$(12,786)

CABELA’S INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands Except Share and Per Share Amounts)

The Company has not provided United States income taxes and foreign withholding taxes on the portion of undistributed earnings of foreign subsidiaries that the Company considers to be indefinitely reinvested outside of the United States as of the end of year 2011. If these foreign earnings were to be repatriated in the future, the related United States tax liability may be reduced by any foreign income taxes previously paid on these earnings. As of the year ended 2011, the cumulative amount of earnings upon which United States income taxes have not been provided is approximately $79,000. If those earnings were not considered indefinitely invested the Company estimates that an additional income tax expense of $16,195 would be recorded.
During the year ended December 31, 2011, the Company paid $38,418 as a deposit for federal taxes related to prior period uncertain tax positions. The deposit is classified as a current asset netted within income taxes receivable and deferred income taxes in the condensed consolidated balance sheet.

The reconciliation of unrecognized tax benefits, the balance of which is classified as other long-term liabilities in the consolidated balance sheet, was as follows for the years ended:

	2011	2010	2009

Unrecognized tax benefits, beginning of year	$43,198	$2,989	$3,076
Gross decreases related to prior period tax positions	(12,705)	(1,660)	(846)
Gross increases related to prior period tax positions	855	33,669	183
Gross increases related to current period tax positions	6,260	8,200	576
Unrecognized tax benefits, end of year	$37,608	$43,198	$2,989
The Company's policy is to accrue interest expense, and penalties as appropriate, on estimated unrecognized tax benefits as a charge to interest expense in the consolidated statements of income. The Company recorded net interest expense of $798 in 2011. The Company recorded a net credit to interest expense of $3,684 and $138 against interest expense in 2010 and 2009, respectively. The net credit was due to the gross decrease of certain unrecognized tax benefits. No penalties were accrued. The liability for estimated interest on unrecognized tax benefits totaling $6,290 and $5,492 at the end of 2011 and 2010, respectively, is included in other long-term liabilities in the consolidated balance sheet. The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate is $4,714.
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
The Company files income tax returns in the United States, Canada, Hong Kong, and various states. The tax years 2007 through 2010 remain open to examination by major taxing jurisdictions to which Cabela’s is subject.

CABELA’S INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands Except Share and Per Share Amounts)

18.     COMMITMENTS AND CONTINGENCIES

The Company leases various buildings, computer and other equipment, and storage space under operating leases which expire on various dates through January 2037. Rent expense on these leases as well as other month to month rentals was $9,541, $7,506, and $8,624, for 2011, 2010, and 2009, respectively. The following is a schedule of future minimum rental payments under operating leases at December 31, 2011:

For the fiscal years ending:
2012	$10,746
2013	11,022
2014	9,473
2015	8,841
2016	8,579
Thereafter	121,524
$170,185
The Company has lease agreements for certain retail store locations. Certain leases include tenant allowances that will be amortized over the life of the lease. In 2011 and 2010, no tenant allowances were received. Certain leases require the Company to pay contingent rental amounts based on a percentage of sales, in addition to real estates taxes, insurance, maintenance, and other operating expenses associated with the leased premises. These leases have terms which include renewal options ranging from 10 to 70 years.

The Company has entered into real estate purchase, construction, and/or economic development agreements for various new retail store site locations. At December 31, 2011, the Company had total estimated cash commitments of approximately $80,200 outstanding for projected expenditures connected with the development, construction, and completion of new retail stores. This does not include any amounts for contractual obligations associated with retail store locations where the Company is in the process of certain negotiations.

Under various grant programs, state or local governments provide funding for certain costs associated with developing and opening a new retail store. The Company generally receives grant funding in exchange for commitments, such as assurance of agreed employment and wage levels at the retail store or that the retail store will remain open, made by the Company to the state or local government providing the funding. The commitments typically phase out over approximately five to 10 years. If the Company failed to maintain the commitments during the applicable period, the funds received may have to be repaid or other adverse consequences may arise, which could affect the Company's cash flows and profitability. At December 31, 2011, and January 1, 2011, the total amount of grant funding subject to a specific contractual remedy was $9,930, and $12,625, respectively.

The Company operates an open account document instructions program, which provides for Cabela's-issued letters of credit. The Company had obligations to pay participating vendors $40,074 and $43,749, at December 31, 2011, and January 1, 2011, respectively.

WFB enters into financial instruments with off-balance sheet risk in the normal course of business through the origination of unsecured credit card loans. Unsecured credit card accounts are commitments to extend credit and totaled $20,235,000 and $15,797,000 at December 31, 2011, and January 1, 2011, respectively. These commitments are in addition to any current outstanding balances of a cardholder. Unsecured credit card loans involve, to varying degrees, elements of credit risk in excess of the amount recognized in the consolidated balance sheets. The principal amounts of these instruments reflect WFB’s maximum related exposure. WFB has not experienced and does not anticipate that all customers will exercise the entire available line of credit at any given point in time. WFB has the right to reduce or cancel the available lines of credit at any time.

CABELA’S INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands Except Share and Per Share Amounts)

Litigation and Claims – The Company is party to various legal proceedings arising in the ordinary course of business. These actions include commercial, intellectual property, employment, regulatory, and product liability claims. Some of these actions involve complex factual and legal issues and are subject to uncertainties. The activities of WFB are subject to complex federal and state laws and regulations. WFB's regulators are authorized to impose penalties for violations of these laws and regulations and, in some cases, to order WFB to pay restitution. The Company cannot predict with assurance the outcome of the actions brought against it. Accordingly, adverse developments, settlements, or resolutions may occur and have a material effect on the Company's results of operations for the period in which such development, settlement, or resolution occurs. However, the Company does not believe that the outcome of any current legal proceeding would have a material effect on its results of operations, cash flows, or financial position taken as a whole.

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

Self-Insurance – The Company is self-insured for health claims and workers’ compensation claims up to a certain stop loss amount per individual. The Company has a liability for health claims submitted and for those claims incurred prior to year end but not yet reported totaling $3,529 and $3,603 at the end of 2011 and 2010, respectively. The Company also has a liability for workers’ compensation claims submitted and for those claims incurred prior to year end but not yet reported totaling $4,674 and $4,001 at the end of 2011 and 2010, respectively. These liabilities are included in accrued expenses in the consolidated balance sheet.

The liabilities for health and workers’ compensation claims incurred but not reported are based upon internally developed calculations. These estimates are regularly evaluated for adequacy based on the most current information available, including historical claim payments, expected trends, and industry factors.

19.    REGULATORY CAPITAL REQUIREMENTS

WFB is subject to various regulatory capital requirements administered by the Federal Deposit Insurance Corporation and the Nebraska State Department of Banking and Finance. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, WFB must meet specific capital guidelines that involve quantitative measures of WFB’s assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. WFB’s capital amounts and classification are also subject to qualitative judgment by the regulators with respect to components, risk weightings, and other factors.

The quantitative measures established by regulation to ensure capital adequacy require that WFB maintain minimum amounts and ratios (defined in the regulations) as set forth in the following table. WFB exceeded the minimum requirements for the "well-capitalized" category under the regulatory framework for prompt corrective action for both periods presented.

CABELA’S INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands Except Share and Per Share Amounts)

As of December 31, 2011 and 2010, the most recent notification from the Federal Deposit Insurance Corporation categorized WFB as "well-capitalized" under the regulatory framework for prompt corrective action. To be categorized as "well-capitalized" WFB must maintain certain amounts and ratios as set forth in the following table. There are no conditions or events since that notification that management believes have changed the institution’s category.

	Actual		Capital Requirements to be Classified Adequately-Capitalized		Capital Requirements to be Classified Well-Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
2011:
Total Capital to Risk-Weighted Assets	$388,370	11.8%	$262,770	8.0%	$328,462	10.0%
Tier I Capital to Risk-Weighted Assets	346,914	10.6	131,385	4.0	197,077	6.0
Tier I Capital to Average Assets	346,914	10.8	128,186	4.0	160,233	5.0
2010:
Total Capital to Risk-Weighted Assets	348,968	12.2	229,687	8.0	287,108	10.0
Tier I Capital to Risk-Weighted Assets	312,400	10.9	114,843	4.0	172,265	6.0
Tier I Capital to Average Assets	312,400	10.2	122,875	4.0	153,594	5.0
At the beginning of 2010, WFB's required capital was increased under regulatory capital requirements of the applicable federal agencies due to the consolidation of the assets and liabilities of the Trust on WFB's balance sheet. In order for WFB to continue to meet the minimum requirements for the "well-capitalized" classification under the regulatory framework for prompt corrective action, Cabela's invested $150,000 in 2010 in additional paid-in capital in WFB which qualified as Tier 1 capital.

20.     STOCK BASED COMPENSATION PLANS AND EMPLOYEE BENEFIT PLANS

Stock-Based Compensation - The Company recognized total share-based compensation expense of $12,911, $11,198, and $9,410 in 2011, 2010, and 2009, respectively. Compensation expense related to the Company's share-based payment awards is recognized in selling, distribution, and administrative expenses in the consolidated statements of income. Compensation cost for awards is recognized using a straight-line amortization method over the vesting period. At December 31, 2011, the total unrecognized deferred share-based compensation balance for all equity awards issued, net of expected forfeitures, was $9,591, net of tax, which is expected to be amortized over a weighted average period of 1.8 years.

The fair value of options granted is estimated on the date of the grant using the Black-Scholes option pricing model. The expected volatility for 2011, 2010, and 2009 was based on the historical volatility of the Company's common stock. The fair value of options in the years presented was estimated using the Black-Scholes model with the following weighted average assumptions:

	2011	2010	2009

Risk-free interest rate based on the U.S. Treasury yield curve	1.52 to 2.16%	2.26 to 2.35%	1.86 to 2.48%
Dividend yield	—	—	—
Expected volatility	46%	45 to 46%	45 to 46%
Weighted average expected life (in years)	5.0	5.0	5.0
Weighted average grant date fair value of options granted	$11.30	$7.02	$7.94

CABELA’S INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands Except Share and Per Share Amounts)

Employee Stock Plans – The Cabela’s Incorporated 2004 Stock Plan ("the 2004 Plan") provides for the granting of non-qualified stock options, incentive stock options, stock appreciation rights, restricted stock, restricted stock units, and other stock-based awards to employees, directors, and consultants. Options granted under the 2004 Plan have a term of no greater than ten years from the grant date and are exercisable in accordance with the vesting schedule determined at the time the awards are granted. As of December 31, 2011, there were 5,085,080 awards outstanding and 2,682,550 additional shares authorized and available for grant under the 2004 Plan. To the extent available, the Company intends to issue its treasury shares for the exercise of stock options before issuing new shares. The Company also has 106,048 shares (all incentive stock options) subject to options under the 1997 Stock Option Plan ("the 1997 Plan") with no shares available for grant. Options issued expire on the fifth or the tenth anniversary of the date of the grant under the 1997 Plan.

Option Awards. During 2011, there were 229,970 options granted to employees at a weighted average exercise price of $26.74 per share and 18,000 options granted to non-employee directors at an exercise price of $23.85 per share. These options have an eight-year term and vest over three years for employees and one year for non-employee directors.

Nonvested Stock and Stock Unit Awards. During 2011, the Company issued 390,300 units of nonvested stock under the 2004 Plan to employees at a weighted average fair value of $26.70 per unit. These nonvested stock units vest evenly over three years on the grant date anniversary based on the passage of time. On March 2, 2011, the Company also issued 66,000 units of performance-based restricted stock units under the 2004 Plan to certain executives at a fair value of $26.89 per unit. These performance-based restricted stock units will begin vesting in three equal installments on March 2, 2012, since the performance goal for 2011 was achieved.

Restricted Stock Awards. On July 7, 2008, 111,324 shares of restricted stock were issued to two executives under the 2004 Plan. The stock price on the date of grant was $10.48 per share resulting in a fair value of $1,167 of deferred compensation which is being amortized to compensation expense over a five-year period. Compensation expense related to these restricted stock awards totaled $233, $233, and $233 in 2011, 2010, and 2009, respectively, and is included in total share-based compensation expense. The restricted stock vests one-third on the third, fourth, and fifth anniversaries of the grant date.

The following table summarizes award activity during 2011 for the Company's two stock plans:

		All Awards		Non-Vested Awards
	Awards Available for Grant		Weighted Average Exercise Price		Weighted Average Grant Date Fair Value
		Number of Awards (1)		Number of Awards (1)

Outstanding, beginning of year	3,262,733	6,242,324	$13.49	2,436,181	$9.08
Granted:
Non-qualified stock options	(247,970)	247,970	26.53	247,970	11.30
Restricted stock awards (including performance based restricted stock)	(456,300)	456,300	—	456,300	26.72
Vested	—			(1,255,537)	9.37
Exercised	—	(1,631,379)	10.89
Forfeited (2)	124,087	(124,087)	5.86	(108,716)	13.26
Outstanding, end of year (3)	2,682,550	5,191,128	13.92	1,776,198	13.50

(1)	Excludes restricted stock awards issued in July 2008.

(2)	Options forfeited under the 2004 Plan are immediately available for grant. Options forfeited under the 1997 Plan do not become available for grant under the 2004 Plan.

(3)
Total awards outstanding under the 2004 and 1997 Plans at the end of 2011 were comprised of 106,048 of incentive stock options, 3,981,139 of non-qualified stock options, 973,277 of nonvested stock awards, and 130,664 of performance based stock awards.

CABELA’S INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands Except Share and Per Share Amounts)

The following table provides information relating to the Company's equity share-based payment awards at December 31, 2011:

					Weighted Average Remaining Contractual Life (in Years)
		Weighted Average Exercise Price	Weighted Average Fair Value	Aggregate Intrinsic Value
	Number of Awards

Vested and exercisable	3,414,930	$17.75	$7.66	$26,214	3.68
Non-vested	1,776,198	6.58	13.50	35,684	6.26
Total outstanding	5,191,128	13.92	9.82	$61,898	4.58
Expected to vest after December 31, 2011	1,805,183	6.36	13.54	$34,732	6.25
The aggregate intrinsic value of awards exercised was $26,775, $8,493, and $1,168 during 2011, 2010, and 2009, respectively. The total fair value of shares vested was $11,759, $7,286, and $9,300 in 2011, 2010, and 2009, respectively. Based on the Company's closing stock price of $25.42 as of December 31, 2011, the total number of in-the-money awards exercisable as of December 31, 2011, was 3,410,930.

The equity share-based payment awards outstanding and exercisable as of December 31, 2011, were in the following exercise price ranges:

Awards Outstanding				Awards Exercisable
			Average Remaining Contractual Life (in Years)
		Weighted Average Exercise Price			Weighted Average Exercise Price

Exercise Price	Number			Number

$ 0.00 to $10.00	1,576,664	$2.40	5.96	257,437	$8.00
$10.01 to $15.00	344,958	12.30	2.05	339,958	12.29
$15.01 to $17.50	920,376	15.55	4.94	722,116	15.37
$17.51 to $20.00	1,382,685	19.72	3.48	1,376,019	19.73
$20.01 to $25.00	737,900	22.40	3.53	715,400	22.38
$25.01 to $30.00	228,545	26.88	7.09	4,000	27.26
	5,191,128	13.92	4.58	3,414,930	17.75
Inducement Awards – On March 13, 2009, the Company granted nonqualified stock options and nonvested stock units to Cabela's President and Chief Executive Officer pursuant to an employment inducement award exemption under the New York Stock Exchange. The Company granted 111,720 nonqualified stock options at an exercise price of $8.68 per share. These options are subject to the same terms and conditions of the 2004 Plan, have an eight-year term, and vest over three years. The Company also issued 138,249 units of nonvested stock at a fair value of $10.25 per unit. These nonvested stock units are subject to the same terms and conditions of the 2004 Plan and vest over three years. During 2011, there were 46,083 stock units that vested. At December 31, 2011, there were 46,083 units of nonvested stock remaining to vest.

Employee Stock Purchase Plan – The maximum number of shares of common stock available for issuance under the Company's Employee Stock Purchase Plan is 1,835,000. During 2011, there were 106,079 shares issued. At December 31, 2011, there were 744,836 shares authorized and available for issuance.

CABELA’S INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands Except Share and Per Share Amounts)

401(k) Savings Plan – All employees are eligible to defer up to 80% of their wages in Cabela’s 401(k) savings plan, subject to certain limitations. The Company matches 100% of eligible employee deferrals up to 4% of eligible wages. For eligible employees hired prior to January 1, 2009, the Company may also contribute a 2% discretionary matching contribution. Total expense for employer contributions was $9,187, $8,478, and $8,535 in 2011, 2010, and 2009, respectively.

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

Upon any voluntary or involuntary liquidation, dissolution, or winding up of company affairs, the holders of Cabela's Class A common stock are entitled to all assets remaining after payment to creditors and subject to prior distribution rights of any shares of preferred stock that the Company may issue in the future. All of the outstanding shares of Class A common stock are fully paid and non-assessable.

Class B Non-voting Common Stock – None of the shares of the authorized Class B non-voting common stock were outstanding during 2011 or 2010. Effective June 14, 2011, the Company amended its Amended and Restated Certificate of Incorporation eliminating its Class B nonvoting common stock. Shareholders of the Company approved such amendments to eliminate this class of nonvoting common stock at the Company's annual meeting of shareholders held on June 8, 2011.

Retained Earnings – The most significant restrictions on the payment of dividends are contained within the covenants under the Company's revolving credit and unsecured senior notes purchase agreements. Also, Nebraska banking laws govern the amount of dividends that WFB can pay to Cabela’s. At December 31, 2011, the Company had unrestricted retained earnings of $155,209 available for dividends. However, the Company has never declared or paid any cash dividends on its common stock, and does not anticipate paying any cash dividends in the foreseeable future.

Accumulated Other Comprehensive Income (Loss) – The components of accumulated other comprehensive income (loss), net of related taxes, are as follows for the years ended:

	2011	2010

Accumulated net unrealized holding gains (losses) on economic development bonds	$3,044	$(2,821)
Accumulated net unrealized holding (loss) gains on derivatives	(138)	32
Cumulative foreign currency translation adjustments	(175)	213
Total accumulated other comprehensive income (loss)	$2,731	$(2,576)

CABELA’S INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands Except Share and Per Share Amounts)

Treasury Stock - Effective August 23, 2011, the Company's Board of Directors authorized a share repurchase program to repurchase up to 800,000 shares of its outstanding common stock in open market transactions. The authorization by the Company's Board of Directors also provides for share repurchases on an ongoing basis to offset dilution resulting from equity awards under the Company's current or future equity compensation plans. The shares are repurchased from time to time in open market transactions or privately negotiated transactions at the Company's discretion, subject to market conditions, customary blackout periods, and other factors. The share repurchase program does not obligate the Company to repurchase any outstanding shares of its common stock, and the program may be limited or terminated at any time. During the fourth quarter of 2011, the Company repurchased 800,000 shares of its common stock at a cost of $20,287, which includes the value of 14,495 shares of common stock withheld for tax withholding obligations on the vesting of restricted shares in July 2011. During 2011, the Company reissued 13,560 shares of its treasury stock. At December 31, 2011, there were 800,935 shares of treasury stock outstanding.

22.     EARNINGS PER SHARE

The following table reconciles the number of shares utilized in the earnings per share calculations for the years ended:

	2011	2010	2009
Weighted average number of shares:
Common shares – basic	69,194,663	67,791,782	67,007,656
Effect of incremental dilutive securities:
Stock options, nonvested stock units, and employee stock purchase plans	2,079,579	1,294,751	445,818
Common shares – diluted	71,274,242	69,086,533	67,453,474
Stock options outstanding and nonvested stock units issued considered anti-dilutive excluded from calculation	228,545	2,571,955	4,130,935

23.     SUPPLEMENTAL CASH FLOW INFORMATION

The following table sets forth non-cash financing and investing activities and other cash flow information for the years ended:

	2011	2010	2009
Non-cash financing and investing activities:
Accrued property and equipment additions (1)	$7,483	$13,484	$9,112
Contribution of land received	—	6,847	—
Other than temporary impairment of economic development bonds	24,314	—	8,032
Impairment of deferred grant income	(24,314)	—	(8,032)

Other cash flow information:
Interest paid (2)	$94,440	$135,049	$40,668
Capitalized interest	(126)	(124)	(233)
Interest paid, net of capitalized interest	$94,314	$134,925	$40,435
Income taxes, net of refunds	$44,778	$44,127	$17,282

(1)	Accrued property and equipment additions are recognized in the consolidated statements of cash flows in the year they are paid.

(2)
Includes interest from WFB totaling $70,867, $93,908, and $24,433. Amounts for the years ended December 31, 2011, and January 1, 2011, include interest of WFB resulting from the consolidation of the Trust.

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

Revenues included in Corporate Overhead and Other are primarily made up of amounts received from outfitter services, real estate rental income, land sales, and fees earned through the Company's travel business and other complementary business services. Corporate Overhead and Other expenses include unallocated shared-service costs, operations of various ancillary subsidiaries such as real estate development and travel, and segment eliminations. Unallocated shared-service costs include receiving, distribution, and storage costs of inventory, merchandising, and quality assurance costs, as well as corporate headquarters occupancy costs.

Segment assets are those directly used in or clearly allocable to an operating segment’s operations. For the Retail segment, assets include inventory in the retail stores, land, buildings, fixtures, and leasehold improvements. For the Direct segment, assets primarily include deferred catalog costs and fixed assets. Goodwill totaling $3,450 and $3,519, at December 31, 2011, and January 1, 2011, respectively, was included in the Retail segment. The change in the carrying value of goodwill from 2010 is due to foreign currency adjustments. For the Financial Services segment, assets include cash, credit card loans, restricted cash, receivables, fixtures, and other assets. Cash and cash equivalents of WFB were $117,035 and $81,904 at December 31, 2011, and January 1, 2011, respectively. Assets for the Corporate Overhead and Other segment include corporate headquarters and facilities, merchandise distribution inventory, shared technology infrastructure and related information technology systems, corporate cash and cash equivalents, economic development bonds, prepaid expenses, deferred income taxes, and other corporate long-lived assets. Depreciation, amortization, and property and equipment expenditures are recognized in each respective segment. The accounting policies of the segments, where applicable, are the same as those described in the summary of significant accounting policies in the Company's notes to consolidated financial statements. Intercompany revenue between segments was eliminated in consolidation.

Prior to January 1, 2012, under an Intercompany Agreement, the Financial Services segment had incurred a marketing fee that was paid to the Retail and Direct business segments. Effective January 1, 2012, this Intercompany Agreement was amended with the marketing fee component eliminated and replaced with a fixed license fee equal to 70 basis points on the externally originated charge volume of the Cabela's CLUB Visa credit card portfolio. In addition, among other changes, the agreement requires the Financial Services segment to reimburse the Retail and Direct business segments for certain operating costs. The Company does not expect that reported operating income by segment, or the components of operating income for each segment, will be materially impacted compared to prior years by this new agreement.

CABELA’S INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands Except Share and Per Share Amounts)

Financial information by segment is presented in the following tables for 2011, 2010, and 2009:

				Corporate Overhead and Other
			Financial Services
Fiscal Year 2011	Retail	Direct			Total

Merchandise sales	$1,548,899	$956,834	$—	$—	$2,505,733
Non-merchandise revenue:
Financial Services	—	—	291,746	—	291,746
Other	1,543	—	—	12,144	13,687
Total revenue	$1,550,442	$956,834	$291,746	$12,144	$2,811,166

Operating income (loss)	$263,010	$172,163	$59,032	$(262,657)	$231,548
As a percentage of revenue	17.0%	18.0%	20.2%	N/A	8.2%

Depreciation and amortization	$41,506	$6,677	$987	$22,173	$71,343
Assets	878,557	153,758	3,353,263	748,193	5,133,771
Property and equipment additions including accrued amounts	87,670	6,335	5,640	21,094	120,739

Fiscal Year 2010
Revenue from external customers	$1,412,715	$996,451	$228,121	$25,955	$2,663,242
Revenue (loss) from internal customers	—	3,320	(446)	(2,874)	—
Total revenue	$1,412,715	$999,771	$227,675	$23,081	$2,663,242

Operating income (loss)	$205,768	$156,255	$52,401	$(227,662)	$186,762
As a percentage of revenue	14.6%	15.6%	23.0%	N/A	7.0%

Depreciation and amortization	$40,011	$4,972	$1,141	$23,748	$69,872
Assets	854,179	110,815	2,911,609	654,576	4,531,179
Property and equipment additions including accrued amounts	36,206	11,022	1,566	30,926	79,720

Fiscal Year 2009
Revenue from external customers	$1,388,991	$1,054,626	$171,880	$16,743	$2,632,240
Revenue (loss) from internal customers	—	4,018	(466)	(3,552)	—
Total revenue	$1,388,991	$1,058,644	$171,414	$13,191	$2,632,240

Operating income (loss)	$163,018	$161,052	$49,598	$(280,990)	$92,678
As a percentage of revenue	11.7%	15.2%	28.9%	N/A	3.5%

Depreciation and amortization	$41,822	$5,053	$1,186	$22,505	$70,566
Assets	852,721	100,051	810,571	728,542	2,491,885
Property and equipment additions including accrued amounts	21,180	11,678	441	16,518	49,817

CABELA’S INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands Except Share and Per Share Amounts)

For 2011 and 2010, the components for the Financial Services segment are not comparable to 2009 and prior year amounts as a result of the consolidation of the Trust as of January 3, 2010.  Beginning in 2010, the securitization income component was no longer recorded and separately reported; rather the remaining components now reflect the financial performance of the entire managed portfolio which includes the Trust. See Note 3 for additional information on the consolidation of the Trust. The components and amounts of total revenue for the Financial Services business segment were as follows for the periods presented.

	2011	2010	2009

Interest and fee income	$277,242	$271,651	$51,505
Interest expense	(70,303)	(86,494)	(24,242)
Provision for loan losses	(39,287)	(66,814)	(1,107)
Net interest income, net of provision for loan losses	167,652	118,343	26,156
Non-interest income:
Securitization income	—	—	197,335
Interchange income	267,106	231,347	31,701
Other non-interest income	13,620	12,247	35,888
Total non-interest income	280,726	243,594	264,924
Less: Customer rewards costs	(156,632)	(134,262)	(119,666)
Financial Services revenue	$291,746	$227,675	$171,414
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

The following table sets forth the percentage of the Company's merchandise revenue contributed by each of the five product categories for our Retail and Direct businesses and in total for the years presented:

	Retail			Direct			Total
Product Category	2011	2010	2009	2011	2010	2009	2011	2010	2009

Hunting Equipment	45.7%	44.5%	45.3%	33.4%	33.7%	35.2%	41.1%	40.2%	41.1%
Clothing and Footwear	23.6	24.0	22.9	33.9	33.4	33.4	27.4	27.7	27.3
Fishing and Marine	13.9	14.2	14.5	11.4	11.5	12.1	13.0	13.2	13.5
Camping	8.2	8.5	8.5	11.5	11.8	10.2	9.4	9.8	9.2
Gifts and Furnishings	8.6	8.8	8.8	9.8	9.6	9.1	9.1	9.1	8.9
Total	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

CABELA’S INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands Except Share and Per Share Amounts)

25.     FAIR VALUE MEASUREMENTS

Fair value as defined in accounting literature is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. In determining fair value, the Company uses various methods including discounted cash flow projections based on available market interest rates and management estimates of future cash payments. Financial instrument assets and liabilities measured and reported at fair value are classified and disclosed in one of the following categories:

•	Level 1 – Quoted market prices in active markets for identical assets or liabilities.

•	Level 2 – Observable inputs other than quoted market prices.

•	Level 3 – Unobservable inputs corroborated by little, if any, market data.
Level 3 is comprised of financial instruments whose fair value is estimated based on internally developed models or methodologies utilizing significant inputs that are primarily unobservable from objective sources. In determining the appropriate hierarchy levels, the Company performed an analysis of the assets and liabilities that are subject to fair value measurements and determined that at December 31, 2011, all applicable financial instruments carried on our consolidated balance sheets were classified as Level 3 for 2011 and 2010, and there were no transfers in or out of Levels 1, 2, or 3.
The Company's recurring financial instruments classified as Level 3 for valuation purposes consists of economic development bonds. The table below presents changes in fair value of the economic development bonds measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the years ended:

	2011	2010	2009

Balance, beginning of year	$104,231	$108,491	$112,585
Total gains or losses:
Included in earnings - realized	13	—	—
Included in accumulated other comprehensive income (loss) - unrealized	9,078	(1,084)	6,592
Valuation adjustments	(24,314)	—	(8,032)
Purchases, issuances, and settlements:
Purchases	601	—	—
Issuances	—	—	—
Settlements	(3,046)	(3,176)	(2,654)
Total	(2,445)	(3,176)	(2,654)
Balance, end of year	$86,563	$104,231	$108,491
 Fair values of the Company's economic development bonds were estimated using discounted cash flow projection estimates based on available market interest rates and the estimated amounts and timing of expected future payments to be received from municipalities under tax development zones. These fair values do not reflect any premium or discount that could result from offering these bonds for sale or through early redemption, or any related income tax impact. Declines in the fair value of available-for-sale economic development bonds below cost that are deemed to be other than temporary are reflected in earnings. In 2011 and 2009, the Company determined that the fair value of the bonds was below carrying value, with the decline in fair value deemed to be other than temporary, which resulted in fair value adjustments totaling $24,314 and $8,032 at the end of 2011 and 2009, respectively. Accordingly, deferred grant income was reduced by $24,314 and $8,032 for the respective years due to other than temporary impairment losses of the same amounts that were recognized on the economic development bonds. These reductions in deferred grant income resulted in increases in depreciation expense of $6,538 and $2,099 in 2011 and 2009, respectively, which have been included in impairment and restructuring charges in the consolidated statements of income. At the end of 2010, none of the bonds with a fair value below carrying value were deemed to have other than a temporary impairment.

CABELA’S INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands Except Share and Per Share Amounts)

The Company evaluates the recoverability of property and equipment, land held for sale, goodwill and intangibles on an annual basis or more frequently if indicators of impairment exist using significant unobservable inputs. This evaluation included existing store locations and future retail store sites.  In 2011, the Company recognized impairment charges totaling $4,771 as land held for sale and other assets with a net carrying amount of $36,954 were written down to their fair value of $32,183. Trends and management projections could change undiscounted cash flows in future periods which could trigger possible future write downs.

The Company evaluated the recoverability of certain property, equipment, and other assets in 2010 and recognized write-downs totaling $3,792. The Company also recognized impairment charges totaling $1,834 in 2010, as land held for sale with a total net carrying amount of $9,054 was written down to its fair value of $7,220. In 2009, property and equipment, land held for sale, goodwill, and other intangibles with a net carrying amount totaling $136,572 were written down to their fair value of $76,345. These write-downs resulted in a total impairment charge of $11,309 and $60,227 reflected in earnings in 2011 and 2010, respectively.

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

The following table provides the estimated fair values of financial instruments not carried at fair value at the years ended:

	2011		2010
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value

Financial Assets:
Credit card loans, net	$3,094,163	$3,094,163	$2,709,312	$2,709,312

Financial Liabilities:
Time deposits	982,313	1,023,766	512,751	545,461
Secured long-term obligations of the Trust	1,402,500	1,374,507	1,590,900	1,577,779
Long-term debt	344,922	343,757	345,152	340,939

CABELA’S INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands Except Share and Per Share Amounts)

26.     QUARTERLY FINANCIAL INFORMATION (Unaudited)

The following table sets forth unaudited financial and operating data in each quarter for years 2011 and 2010:

	2011 by Quarter				2010 by Quarter
	First	Second	Third	Fourth	First	Second	Third	Fourth

Total revenue	$586,711	$562,100	$678,610	$983,745	$559,610	$525,970	$643,251	$934,411
Operating income (1)	30,887	37,309	53,489	109,863	15,939	30,669	36,641	103,513
Net income	17,785	21,700	33,307	69,828	8,091	18,024	19,742	66,302
Earnings per basic share (2)	0.26	0.31	0.48	1.03	0.12	0.27	0.29	0.97
Earnings per diluted share (2)	0.25	0.31	0.47	1.00	0.12	0.26	0.29	0.95

(1) Includes impairment and restructuring charges that the Company recorded by quarter as follows:	—	955	3,488	7,801	—	1,834	2,997	795

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

CABELA’S INCORPORATED AND SUBSIDIARIES
SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS
(In Thousands)

	Beginning of Year Balance	Charged to Costs and Expenses	Charged to Other Accounts
				Net Charge-Offs	End of Year Balance

Year Ended December 31, 2011:
Allowance for doubtful accounts	$3,416	$1,356	$—	$1,356	$4,772
Allowance for credit card loan losses	90,900	39,287	(56,837)	(17,550)	73,350

Year Ended January 1, 2011:
Allowance for doubtful accounts	$1,364	$2,052	$—	$2,052	$3,416
Allowance for credit card loan losses (1)	1,374	181,387	(91,861)	89,526	90,900

Year Ended January 2, 2010:
Allowance for doubtful accounts	$556	$808	$—	$808	$1,364
Allowance for credit card loan losses	1,507	1,107	(1,240)	(133)	1,374

(1)	Includes $114,573 in "Charged to Costs and Expenses" due to the change in allowance for loan losses upon consolidation of the Trust.

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

In connection with this annual report on Form 10-K, our Chief Executive Officer and Chief Financial Officer evaluated, with the participation of our management, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on management’s evaluation, our Chief Executive Officer and Chief Financial Officer each concluded that our disclosure controls and procedures were effective as of December 31, 2011.

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

With the participation of our Chief Executive Officer and our Chief Financial Officer, management evaluated the effectiveness of our internal control over financial reporting as of December 31, 2011, based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2011.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2011, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Cabela’s Incorporated and Subsidiaries
Sidney, Nebraska

We have audited the internal control over financial reporting of Cabela’s Incorporated and Subsidiaries (the “Company”) as of December 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2011 of the Company and our report dated February 22, 2012 expressed an unqualified opinion on those consolidated financial statements and financial statement schedule and included an explanatory paragraph regarding the Company's adoption of guidance resulting in consolidation of the Cabela's Master Credit Card Trust and related entities.

 /s/ Deloitte & Touche LLP

DELOITTE & TOUCHE LLP

Omaha, Nebraska
February 22, 2012

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information under the headings “Proposal One – Election of Directors,” “Executive Officers of the Company,” “Corporate Governance – Committees of the Board of Directors – Audit Committee,” and “Section 16(a) Beneficial Ownership Reporting Compliance,” in our Proxy Statement relating to our 2012 Annual Meeting of Shareholders (our “Proxy Statement”) is incorporated herein by reference. With the exception of the foregoing information and other information specifically incorporated by reference into this Report on Form 10-K, our Proxy Statement is not being filed as a part hereof.

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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

     (a) The following documents are filed as part of this report:

1.	Financial Statements:

•	Report of Independent Registered Public Accounting Firm

•	Consolidated Statements of Income – Years ended December 31, 2011, January 1, 2011, and January 2, 2010

•	Consolidated Balance Sheets – December 31, 2011, and January 1, 2011

•	Consolidated Statements of Cash Flows – Years ended December 31, 2011, January 1, 2011, and January 2, 2010

•	Consolidated Statements of Stockholders’ Equity – Years ended December 31, 2011, January 1, 2011, and January 2, 2010

•	Notes to Consolidated Financial Statements

2.	Financial Statement Schedules:

•	Schedule II – Valuation and Qualifying Accounts
All other schedules for which provision is made in the applicable accounting regulations of the SEC are not required under the related instructions or are inapplicable and, therefore, have been omitted.

3.	Exhibits: See Item 15(b) below.

     (b) Exhibits

Exhibit
Number	Exhibit Description

3.1	Amended and Restated Certificate of Incorporation of Cabela's Incorporated (incorporated by reference from Exhibit 3.1 of our Quarterly Report on Form 8-K, filed on June 14, 2011, File No. 001-32227)

3.2	Amended and Restated Bylaws of Cabela's Incorporated (incorporated by reference from Exhibit 3.2 of our Current Report on Form 8-K, filed on June 14, 2011, File No. 001-32227)

4.1	Specimen Stock Certificate (incorporated by reference from Exhibit 4.1 of our Registration Statement on Form S-1, filed on March 23, 2004, Registration No. 333-113835)

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

4.6
Note Purchase Agreements dated as of February 27, 2006, among Cabela's Incorporated and various purchasers party thereto (incorporated by reference from Exhibit 4.6 of our Annual Report on Form 10-K, filed on March 1, 2010, File No. 001-32227)

4.7
First Supplement to Note Purchase Agreements dated as of February 27, 2006, among Cabela's Incorporated and various purchasers party thereto (incorporated by reference from Exhibit 4.7 of our Annual Report on Form 10-K, filed on March 1, 2010, File No. 001-32227)

4.8
Second Supplement to Note Purchase Agreements dated as February 27, 2006, among Cabela's Incorporated and various purchasers party thereto (incorporated by reference from Exhibit 4.8 of our Annual Report on Form 10-K, filed on March 1, 2010, File No. 001-32227)

4.9
Amendment No. 1 to Note Purchase Agreements dated as of February 27, 2006, among Cabela's Incorporated and various purchasers party thereto (incorporated by reference from Exhibit 4.9 of our Annual Report on Form 10-K, filed on March 1, 2010, File No. 001-32227)

10.1
Executive Employment Agreement dated as of January 4, 2004, between Cabela's Incorporated and Richard N. Cabela (incorporated by reference from Exhibit 10.1 of our Registration Statement on Form S-1, filed on March 23, 2004, Registration No. 333-113835)*

10.2
Addendum to Executive Employment Agreement dated as of January 4, 2004, between Cabela's Incorporated and Richard N. Cabela (incorporated by reference from Exhibit 10.1 of our Quarterly Report on Form 10-Q, filed on May 12, 2005, File No. 001-32227)*

10.3
Executive Employment Agreement dated as of January 4, 2004, between Cabela's Incorporated and James W. Cabela (incorporated by reference from Exhibit 10.2 of our Registration Statement on Form S-1, filed on March 23, 2004, Registration No. 333-113835)*

10.4
Addendum to Executive Employment Agreement dated as of January 4, 2004, between Cabela's Incorporated and James W. Cabela (incorporated by reference from Exhibit 10.2 of our Quarterly Report on Form 10-Q, filed on May 12, 2005, File No. 001-32227)*

10.5	1997 Stock Option Plan (incorporated by reference from Exhibit 10.6 of our Registration Statement on Form S-1, filed on March 23, 2004, Registration No. 333-113835)*

10.6	First Amendment to 1997 Stock Option Plan (incorporated by reference from Exhibit 10.7 of our Registration Statement on Form S-1, filed on March 23, 2004, Registration No. 333-113835)*

10.7	Second Amendment to 1997 Stock Option Plan (incorporated by reference from Exhibit 10.8 of our Registration Statement on Form S-1, filed on March 23, 2004, Registration No. 333-113835)*

10.8	Third Amendment to 1997 Stock Option Plan (incorporated by reference from Exhibit 10.9 of our Registration Statement on Form S-1, filed on March 23, 2004, Registration No. 333-113835)*

10.9	Fourth Amendment to 1997 Stock Option Plan (incorporated by reference from Exhibit 10.9.1 of our Registration Statement on Form S-1, filed on March 23, 2004, Registration No. 333-113835)*

10.10	Fifth Amendment to 1997 Stock Option Plan (incorporated by reference from Exhibit 10 of our Quarterly Report on Form 10-Q, filed on August 6, 2007, File No. 001-32227)*

10.11	Sixth Amendment to 1997 Stock Option Plan (incorporated by reference from Exhibit 10.11 of our Annual Report on Form 10-K, filed on March 1, 2010, File No. 001-32227)*

10.12	Form of 1997 Employee Stock Option Agreement (incorporated by reference from Exhibit 10.10 of our Registration Statement on Form S-1, filed on March 23, 2004, Registration No. 333-113835)*

10.13
Cabela's Incorporated 2004 Stock Plan (as amended and restated effective February 8, 2011) (incorporated by reference from Exhibit 10.13 of our Annual Report on Form 10-K, filed on February 28, 2011, File No. 001-32227)*

10.14	Form of 2004 Stock Plan Employee Stock Option Agreement (incorporated by reference from Exhibit 10.13 of our Registration Statement on Form S-1, filed on March 23, 2004, Registration No. 333-113835)*

10.15	Form of 2004 Stock Plan Employee Stock Option Agreement (2006) (incorporated by reference from Exhibit 10.1 of our Current Report on Form 8-K, filed on May 15, 2006, File No. 001-32227)*

10.16	Form of 2004 Stock Plan Employee Stock Option Agreement (2008) (incorporated by reference from Exhibit 10.3 of our Current Report on Form 8-K, filed on June 4, 2008, File No. 001-32227)*

10.17	Form of 2004 Stock Plan Employee Stock Option Agreement (2009) (incorporated by reference from Exhibit 10.2 of our Current Report on Form 8-K, filed on March 6, 2009, File No. 001-32227)*

10.18	Form of 2004 Stock Plan Restricted Stock Unit Agreement (incorporated by reference from Exhibit 10.1 of our Current Report on Form 8-K, filed on March 6, 2009, File No. 001-32227)*

10.19	Form of 2004 Stock Plan Restricted Stock Unit Agreement (Performance-Based) (incorporated by reference from Exhibit 10.3 of our Current Report on Form 8-K, filed on March 5, 2010, File No. 001-32227)*

10.20	Form of 2004 Stock Plan Non-Employee Director Stock Option Agreement (2006) (incorporated by reference from Exhibit 10.2 of our Current Report on Form 8-K, filed on May 15, 2006, File No. 001-32227)*

10.21
Form of 2004 Stock Plan Non-Employee Director Stock Option Agreement (2010) (incorporated by reference from Exhibit 10.1 of our Quarterly Report on Form 10-Q, filed on July 30, 2010, File No. 001-32227)*

10.22	Form of Indemnification Agreement (incorporated by reference from Exhibit 10.18 of our Registration Statement on Form S-1, filed on March 23, 2004, Registration No. 333-113835)*

10.23	Summary of Non-Employee Director Compensation (incorporated by reference from the section titled “Director Compensation” in our Proxy Statement for the 2012 Annual Meeting of Shareholders)*

10.24	Summary of Named Executive Officer Compensation (incorporated by reference from the section titled “Executive Compensation” in our Proxy Statement for the 2012 Annual Meeting of Shareholders)*

10.25
Amended and Restated Lease Agreement with Option to Purchase dated April 26, 2005, between Ohio County Development Authority and Cabela's Wholesale, Inc. (incorporated by reference from Exhibit 10.29 of our Annual Report on Form 10-K, filed on March 1, 2006, File No. 001-32227)

10.26	Cabela's Incorporated Performance Bonus Plan (incorporated by reference from Exhibit 10 of our Current Report on Form 8-K, filed on February 19, 2008, File No. 001-32227)*

10.27
Form of Proprietary Matters Agreement (executed by Thomas L. Millner, Dennis Highby, Patrick A. Snyder, Brian J. Linneman, Charles Baldwin, Michael Copeland, Douglas R. Means, and Scott K. Williams) (incorporated by reference from Exhibit 10.3 of our Current Report on Form 8-K, filed on March 6, 2009, File No. 001-32227)*

10.28
Form of Proprietary Matters Agreement - World's Foremost Bank (executed by Ralph W. Castner and Joseph M. Friebe) (incorporated by reference from Exhibit 10.4 of our Current Report on Form 8-K, filed on March 6, 2009, File No. 001-32227)*

10.29
Form of Retention Award Agreement (executed by Patrick A. Snyder and Brian J. Linneman) (incorporated by reference from Exhibit 10.1 of our Current Report on Form 8-K, filed on July 10, 2008, File No. 001-32227)*

10.30
Form of Restricted Stock Agreement (executed by Patrick A. Snyder and Brian J. Linneman) (incorporated by reference from Exhibit 10.2 of our Current Report on Form 8-K, filed on July 10, 2008, File No. 001-32227)*

10.31
Executive Employment Agreement dated March 13, 2009, between Cabela's Incorporated and Thomas L. Millner (incorporated by reference from Exhibit 10.1 of our Current Report on Form 8-K, filed on March 19, 2009, File No. 001-32227)*

10.32
Restricted Stock Unit Agreement dated March 13, 2009, between Cabela's Incorporated and Thomas L. Millner (incorporated by reference from Exhibit 10.2 of our Current Report on Form 8-K, filed on March 19, 2009, File No. 001-32227)*

10.33
Stock Option Agreement dated March 13, 2009, between Cabela's Incorporated and Thomas L. Millner (incorporated by reference from Exhibit 10.3 of our Current Report on Form 8-K, filed on March 19, 2009, File No. 001-32227)*

10.34
Proprietary Matters Agreement dated March 13, 2009, between Cabela's Incorporated and Thomas L. Millner (incorporated by reference from Exhibit 10.4 of our Current Report on Form 8-K, filed on March 19, 2009, File No. 001-32227)*

10.35
Executive Employment Agreement dated March 18, 2009, between Cabela's Incorporated and Dennis Highby (incorporated by reference from Exhibit 10.7 of our Current Report on Form 8-K, filed on March 19, 2009, File No. 001-32227)*

10.36
Form of 2009 Amended and Restated Management Change of Control Severance Agreement (incorporated by reference from Exhibit 10.2 of our Current Report on Form 8-K, filed on December 17, 2009, File No. 001-32227)*

10.37
Form of 2009 Amended and Restated Management Change of Control Severance Agreement (World's Foremost Bank) (incorporated by reference from Exhibit 10.3 of our Current Report on Form 8-K, filed on December 17, 2009, File No. 001-32227)*

10.38
Executive Employment Agreement dated June 9, 2011, between Cabela's Incorporated and Patrick A. Snyder (incorporated by reference from Exhibit 10 of our Current Report on Form 8-K, filed on June 14, 2011, File No. 001-32227)*

10.39
Credit Agreement dated as of November 2, 2011, among Cabela's Incorporated, various lenders party thereto, and U. S. Bank National Association, as Administrative Agent (incorporated by reference from Exhibit 10.1 of our Current Report on Form 8-K, filed on November 8, 2011, File No. 001-32227)

10.40
Guaranty dated as of November 2, 2011, among certain subsidiaries of Cabela's Incorporated and U.S. Bank National Association, as Administrative Agent (incorporated by reference from Exhibit 10.2 of our Current Report on Form 8-K, filed on November 8, 2011, File No. 001-32227)

21.1	Subsidiaries of Cabela’s Incorporated

23.1	Consent of Deloitte & Touche LLP

24.1	Powers of Attorney

31.1	Certification of CEO Pursuant to Rule 13a-14(a) under the Exchange Act

31.2	Certification of CFO Pursuant to Rule 13a-14(a) under the Exchange Act

32.1	Certifications Pursuant to 18 U.S.C. Section 1350

101.INS	XBRL Instance Document +

101.SCH	XBRL Taxonomy Extension Schema Document +

101.CAL	XBRL Taxonomy Calculation Linkbase Document +

101.LAB	XBRL Taxonomy Label Linkbase Document +

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document +

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document +
* Indicates management contract or compensatory plan or arrangement required to be filed as exhibits pursuant to Item 15(b) of this report.
+ As provided in Rule 406T of Regulation S‑T, these interactive data files are furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.
(c) Financial Statement Schedules. See Item 15(a) above.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CABELA’S INCORPORATED

Dated:	February 22, 2012	By:	/s/ Thomas L. Millner
Thomas L. Millner
President and Chief Executive Officer
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Thomas L. Millner	President, Chief Executive Officer, and Director (Principal Executive Officer)	February 22, 2012
Thomas L. Millner

/s/ Ralph W. Castner	Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	February 22, 2012
Ralph W. Castner

*	Chairman of the Board and Director	February 22, 2012
Richard N. Cabela

*	Vice Chairman of the Board and Director	February 22, 2012
James W. Cabela

*	Vice Chairman of the Board and Director	February 22, 2012
Dennis Highby

*	Director	February 22, 2012
Theodore M. Armstrong

*	Director	February 22, 2012
John H. Edmondson

*	Director	February 22, 2012
John Gottschalk

*	Director	February 22, 2012
Reuben Mark

*	Director	February 22, 2012
Michael R. McCarthy

*	Director	February 22, 2012
Beth M. Pritchard

* By:	/s/ Thomas L. Millner	Attorney-in-fact	February 22, 2012
Thomas L. Millner