Form 10-Q
period 2012-03-31
CABELAS INC
filed 2012-04-30
CIK 1267130

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2012
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
Common stock, $0.01 par value: 70,356,375 shares as of April 23, 2012

CABELA'S INCORPORATED

FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2012

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

CABELA'S INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Dollars in Thousands Except Earnings Per Share)
(Unaudited)

	Three Months Ended
	March 31, 2012	April 2, 2011
Revenue:
Merchandise sales	$535,277	$509,110
Financial Services revenue	83,455	72,371
Other revenue	4,772	5,230
Total revenue	623,504	586,711
Cost of revenue:
Merchandise costs (exclusive of depreciation and amortization)	350,720	341,210
Cost of other revenue	39	—
Total cost of revenue (exclusive of depreciation and amortization)	350,759	341,210
Selling, distribution, and administrative expenses	226,169	214,614

Operating income	46,576	30,887

Interest expense, net	(4,504)	(6,022)
Other non-operating income, net	1,401	1,964
Income before provision for income taxes	43,473	26,829
Provision for income taxes	14,647	9,044
Net income	$28,826	$17,785

Earnings per basic share	$0.42	$0.26
Earnings per diluted share	$0.40	$0.25

Basic weighted average shares outstanding	69,454,225	68,777,882
Diluted weighted average shares outstanding	71,287,155	71,343,669

Refer to notes to unaudited condensed consolidated financial statements.

CABELA'S INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In Thousands)
(Unaudited)

	Three Months Ended
	March 31, 2012	April 2, 2011

Net income	$28,826	$17,785
Other comprehensive income (loss):
Unrealized gain (loss) on economic development bonds, net of taxes of $930 and $(235)	1,727	(422)
Derivative adjustment, net of taxes of $64 and $9	119	9
Foreign currency translation adjustments	53	(396)
Total other comprehensive income (loss)	1,899	(809)
Comprehensive income	$30,725	$16,976

Refer to notes to unaudited condensed consolidated financial statements.

CABELA'S INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands Except Par Values)
(Unaudited)

	March 31, 2012	December 31, 2011	April 2, 2011
ASSETS
CURRENT
Cash and cash equivalents	$157,216	$304,679	$168,326
Restricted cash of the Trust	18,499	18,296	15,887
Accounts receivable, net	21,974	47,127	28,162
Credit card loans (includes restricted credit card loans of the Trust of $2,955,274, $3,142,151, and $2,599,535), net of allowance
for loan losses of $67,050, $73,350, and $82,800	2,908,411	3,094,163	2,534,243
Inventories	539,410	494,828	562,785
Prepaid expenses and other current assets	142,270	146,479	124,373
Income taxes receivable and deferred income taxes	43,791	5,709	784
Total current assets	3,831,571	4,111,281	3,434,560
Property and equipment, net	894,946	866,899	837,136
Land held for sale or development	38,415	38,393	21,897
Economic development bonds	88,715	86,563	103,063
Deferred income taxes	—	—	11,838
Other assets	27,754	30,635	24,356
Total assets	$4,881,401	$5,133,771	$4,432,850

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT
Accounts payable, including unpresented checks of $14,599, $19,124, and $14,823	$257,051	$266,793	$203,017
Gift instruments, and credit card and loyalty rewards programs	214,314	227,414	191,767
Accrued expenses	95,814	143,695	90,337
Time deposits	173,233	88,401	171,981
Current maturities of secured variable funding obligations of the Trust	190,000	460,000	—
Current maturities of secured long-term obligations of the Trust	—	425,000	1,123,400
Current maturities of long-term debt	8,391	8,387	8,376
Total current liabilities	938,803	1,619,690	1,788,878
Long-term time deposits	844,992	893,912	610,409
Secured long-term obligations of the Trust, less current maturities	1,402,500	977,500	467,500
Long-term debt, less current maturities	331,852	336,535	402,477
Deferred income taxes	30,069	26,367	—
Other long-term liabilities	97,692	98,451	107,562

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Preferred stock, $0.01 par value; Authorized – 10,000,000 shares; Issued – none	—	—	—
Common stock, $0.01 par value:
Class A Voting, Authorized – 245,000,000 shares;
Issued - 70,354,968, 69,641,818, and 69,101,927 shares;
Outstanding - 70,354,968, 68,840,883, and 69,101,927 shares	703	696	691
Additional paid-in capital	338,420	334,925	320,639
Retained earnings	891,740	862,914	738,079
Accumulated other comprehensive income (loss)	4,630	2,731	(3,385)
Treasury stock, at cost	—	(19,950)	—
Total stockholders’ equity	1,235,493	1,181,316	1,056,024
Total liabilities and stockholders’ equity	$4,881,401	$5,133,771	$4,432,850
Refer to notes to unaudited condensed consolidated financial statements.

CABELA'S INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(Unaudited)
	Three Months Ended
	March 31, 2012	April 2, 2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$28,826	$17,785
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	18,448	17,262
Stock-based compensation	3,255	3,092
Deferred income taxes	4,990	3,185
Provision for loan losses	6,646	7,674
Other, net	(876)	(1,197)
Change in operating assets and liabilities, net:
Accounts receivable	28,735	20,042
Credit card loans originated from internal operations, net	58,514	56,740
Inventories	(44,582)	(53,688)
Prepaid expenses and other current assets	3,097	485
Land held for sale or development	(22)	(81)
Accounts payable and accrued expenses	(59,849)	(50,541)
Gift instruments, and credit card and loyalty rewards programs	(13,100)	(10,774)
Other long-term liabilities	(138)	1,434
Income taxes receivable/payable	(40,365)	(3,537)
Net cash (used in) provided by operating activities	(6,421)	7,881

CASH FLOWS FROM INVESTING ACTIVITIES:
Property and equipment additions	(39,574)	(33,179)
Maturities of held-to-maturity investment securities	—	180
Proceeds from retirements and maturities of economic development bonds	505	499
Change in restricted cash of the Trust, net	(185)	2,652
Change in credit card loans originated externally, net	120,592	110,654
Other investing changes, net	488	299
Net cash provided by investing activities	81,826	81,105

CASH FLOWS FROM FINANCING ACTIVITIES:
Change in unpresented checks net of bank balance	(4,525)	(12,404)
Change in time deposits, net	35,912	269,638
Borrowings on secured obligations of the Trust	1,190,000	80,000
Repayments on secured obligations of the Trust	(1,460,000)	(473,000)
Borrowings on revolving credit facilities and inventory financing	64,789	277,212
Repayments on revolving credit facilities and inventory financing	(61,167)	(210,889)
Payments on long-term debt	(8,203)	(56)
Exercise of employee stock options and employee stock purchase plan issuances, net	20,277	10,244
Excess tax benefits from exercise of employee stock options	49	1,280
Other financing changes, net	—	896
Net cash used in financing activities	(222,868)	(57,079)
Net change in cash and cash equivalents	(147,463)	31,907
Cash and cash equivalents, at beginning of period	304,679	136,419
Cash and cash equivalents, at end of period	$157,216	$168,326
Refer to notes to unaudited condensed consolidated financial statements.

CABELA'S INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Dollars in Thousands)
(Unaudited)
	Common Stock Shares	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total

BALANCE, beginning of period	68,156,154	$681	$306,149	$720,294	$(2,576)	$—	$1,024,548
Net income	—	—	—	17,785	—	—	17,785
Other comprehensive loss	—	—	—	—	(809)	—	(809)
Stock-based compensation	—	—	2,976	—	—	—	2,976
Exercise of employee stock options	945,773	10	10,234	—	—	—	10,244
Tax benefit on employee stock option exercises	—	—	1,280	—	—	—	1,280
BALANCE, at April 2, 2011	69,101,927	$691	$320,639	$738,079	$(3,385)	$—	$1,056,024

BALANCE, beginning of period	69,641,818	$696	$334,925	$862,914	$2,731	$(19,950)	$1,181,316
Net income	—	—	—	28,826	—	—	28,826
Other comprehensive income	—	—	—	—	1,899	—	1,899
Stock-based compensation	—	—	3,126	—	—	—	3,126
Exercise of employee stock options	713,150	7	320	—	—	19,950	20,277
Tax benefit on employee stock option exercises	—	—	49	—	—	—	49
BALANCE, at March 31, 2012	70,354,968	$703	$338,420	$891,740	$4,630	$—	$1,235,493
Refer to notes to unaudited condensed consolidated financial statements.

CABELA'S INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands Except Share and Per Share Amounts)
(Unaudited)

1.    MANAGEMENT REPRESENTATIONS

Principles of Consolidation – The condensed consolidated financial statements included herein are unaudited and have been prepared by management of Cabela's Incorporated and its wholly-owned subsidiaries (“Cabela's,” “Company,” “we,” “our,” or “us”) pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. The Company's condensed consolidated balance sheet as of December 31, 2011, was derived from the Company's audited consolidated balance sheet as of that date. All other condensed consolidated financial statements contained herein are unaudited and reflect all adjustments which are, in the opinion of management, necessary to summarize fairly our financial position and results of operations, comprehensive income, and cash flows for the periods presented. All of these adjustments are of a normal recurring nature. All intercompany accounts and transactions have been eliminated in consolidation.

Management of Cabela's wholly-owned bank subsidiary, World's Foremost Bank ("WFB," "the Financial Services segment," or "Cabela's CLUB Visa program"), evaluated and concluded that WFB is the primary beneficiary of the Cabela's Master Credit Card Trust and related entities (collectively referred to as the “Trust”) and accordingly, consolidated the Trust effective January 3, 2010, and for all subsequent reporting periods through March 31, 2012. As the servicer and the holder of retained interests in the Trust, WFB has the powers to direct the activities that most significantly impact the Trust's economic performance and the right to receive significant benefits or obligations to absorb significant losses of the Trust.
Because of the seasonal nature of the Company's operations, results of operations of any single reporting period should not be considered as indicative of results for a full year. These condensed consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements for the fiscal year ended December 31, 2011.

Evaluation of Subsequent Events – Management of the Company evaluated subsequent events through the filing date of this Form 10-Q and determined that there were no events to recognize or disclose in the condensed consolidated financial statements.
Cash and Cash Equivalents – Cash and cash equivalents of the Financial Services segment were $96,504, $117,035, and $151,404 at March 31, 2012, December 31, 2011, and April 2, 2011, respectively. Due to regulatory restrictions on WFB, the Company is restricted from using cash held by WFB for non-banking operations.

Reporting Periods – Unless otherwise stated, the fiscal periods referred to in the notes to these condensed consolidated financial statements are the 13 weeks ended March 31, 2012 (“three months ended March 31, 2012”), the 13 weeks ended April 2, 2011 (“three months ended April 2, 2011”), and the 52 weeks ended December 31, 2011 ("year ended 2011"). WFB follows a calendar fiscal period and, accordingly, the respective three month periods ended on March 31, 2012 and 2011, and the fiscal year ended on December 31, 2011.

CABELA'S INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands Except Share and Per Share Amounts)
(Unaudited)

2.    CABELA'S MASTER CREDIT CARD TRUST

The Financial Services segment utilizes the Trust for the purpose of routinely selling and securitizing credit card loans and issuing beneficial interest to investors. The Trust issues variable funding facilities and long-term notes each of which has an undivided interest in the assets of the Trust. The Financial Services segment must retain a minimum 20 day average of 5% of the loans in the securitization trust which ranks pari passu with the investors' interests in the securitized trusts.  In addition, the Financial Services segment owns notes issued by the Trust from some of the securitizations, which in some cases may be subordinated to other notes issued.  The consolidated assets of the Trust are subject to credit, payment, and interest rate risks on the transferred credit card loans. The secured borrowings contain the legal isolation requirements which would protect the assets pledged as collateral for the securitization investors as well as protecting Cabela's and WFB from any liability from default on the notes.

To protect investors, the securitization structures include certain features that could result in earlier-than-expected repayment of the securities, which could cause the Financial Services segment to sustain a loss of one or more of its retained interests and could prompt the need to seek alternative sources of funding. The primary investor protection feature relates to the availability and adequacy of cash flows in the securitized pool of loans to meet contractual requirements, the insufficiency of which triggers early repayment of the securities. The Financial Services segment refers to this as the “early amortization” feature.  Investors are allocated cash flows derived from activities related to the accounts comprising the securitized pool of loans, the amounts of which reflect finance charges collected, certain fee assessments collected, allocations of interchange, and recoveries on charged-off accounts.  These cash flows are considered to be restricted under the governing documents to pay interest to investors, servicing fees, and to absorb the investor's share of charge-offs occurring within the securitized pool of loans. Any cash flows remaining in excess of these requirements are reported to investors as excess spread.  An excess spread of less than zero percent for a contractually specified period, generally a three-month average, would trigger an early amortization event. Such an event could result in the Financial Services segment incurring losses related to its retained interests. In addition, if the retained interest in the loans of the Financial Services segment falls below the 5% minimum 20 day average and the Financial Services segment fails to add new accounts to the securitized pool of loans, an early amortization event would be triggered.  The investors have no recourse to the other assets of WFB for failure of debtors to pay other than for breaches of certain customary representations, warranties, and covenants. These representations, warranties, covenants, and the related indemnities do not protect the Trust or third party investors against credit-related losses on the loans.

Another feature, which is applicable to the notes issued from the Trust, is one in which excess cash flows generated by the transferred loans are held at the Trust for the benefit of the investors. This cash reserve account funding is triggered when the three-month average excess spread rate of the Trust decreases to below 4.50% or 5.50% (depending on the series) with increasing funding requirements as excess spread levels decline below preset levels or as contractually required by the governing documents. Similar to early amortization, this feature also is designed to protect the investors' interests from loss thus making the cash restricted.  Upon scheduled maturity or early amortization of a securitization, the Financial Services segment is required to remit principal payments received on the securitized pool of loans to the Trust which are restricted for the repayment of the investors' principal note. Credit card loans performed within established guidelines and no events which could trigger an “early amortization” occurred during the three months ended March 31, 2012, the year ended December 31, 2011, and the three months ended April 2, 2011.

CABELA'S INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands Except Share and Per Share Amounts)
(Unaudited)

The following table presents the components of the consolidated assets and liabilities of the Trust at the periods ended:

	March 31, 2012	December 31, 2011	April 2, 2011
Consolidated assets:
Restricted credit card loans, net of allowance of $66,800, $72,870, and $82,410	$2,888,474	$3,069,281	$2,517,130
Restricted cash	18,499	18,296	15,887
Total	$2,906,973	$3,087,577	$2,533,017

Consolidated liabilities:
Secured variable funding obligations	$190,000	$460,000	$—
Secured long-term obligations	1,402,500	1,402,500	1,590,900
Interest due to third party investors	1,433	1,563	2,165
Total	$1,593,933	$1,864,063	$1,593,065

3.    CREDIT CARD LOANS AND ALLOWANCE FOR LOAN LOSSES

The Financial Services segment grants individual credit card loans to its customers and is diversified in its lending with borrowers throughout the United States. Credit card loans are reported at their principal amounts outstanding less the allowance for loan losses. As part of collection efforts, a credit card loan may be closed and placed on non-accrual or restructured in a fixed payment plan prior to charge-off. The fixed payment plans consist of a lower interest rate, reduced minimum payment, and elimination of fees. Loans on fixed payment plans include loans in which the customer has engaged a consumer credit counseling agency to assist them in managing their debt. Customers who miss two consecutive payments once placed on a payment plan or non-accrual will resume accruing interest at the rate they had accrued at before they were placed on a plan. Interest and fees are accrued in accordance with the terms of the applicable cardholder agreements on credit card loans until the date of charge-off unless placed on non-accrual. Payments received on non-accrual loans are applied to principal. The Financial Services segment does not record any liabilities for off-balance sheet risk of unfunded commitments through the origination of unsecured credit card loans.

The direct credit card account origination costs associated with costs of successful credit card originations incurred in transactions with independent third parties, and certain other costs incurred in connection with credit card approvals, are deferred credit card origination costs included in credit card loans and are amortized on a straight-line basis over 12 months. Other account solicitation costs, including printing, list processing, telemarketing, and postage are expensed as solicitation occurs.

The following table reflects the composition of the credit card loans at the periods ended:

	March 31, 2012	December 31, 2011	April 2, 2011

Restricted credit card loans of the Trust (1)	$2,955,274	$3,142,151	$2,599,535
Unrestricted credit card loans	16,022	25,362	17,508
Total credit card loans	2,971,296	3,167,513	2,617,043
Allowance for loan losses and deferred credit card origination costs	(62,885)	(73,350)	(82,800)
Credit card loans, net	$2,908,411	$3,094,163	$2,534,243

(1)	Restricted credit card loans are restricted for repayment of secured borrowings of the Trust.

CABELA'S INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands Except Share and Per Share Amounts)
(Unaudited)

Allowance for Loan Losses:
The allowance for loan losses represents management's estimate of probable losses inherent in the credit card loan portfolio. The allowance for loan losses is established through a charge to the provision for loan losses and is regularly evaluated by management for adequacy. Loans on a payment plan or non-accrual are segmented from the rest of the credit card loan portfolio into a restructured credit card loan segment before establishing an allowance for loan losses as these loans have a higher probability of loss. Management estimates losses inherent in the credit card loans segment and restructured credit card loans segment based on a model which tracks historical loss experience on delinquent accounts, bankruptcies, death, and charge-offs, net of estimated recoveries. The Financial Services segment uses a migration analysis and historical bankruptcy and death rates to estimate the likelihood that a credit card loan will progress through the various stages of delinquency and to charge-off. This analysis estimates the gross amount of principal that will be charged off over the next 12 months, net of recoveries. This estimate is used to derive an estimated allowance for loan losses. In addition to these methods of measurement, management also considers other factors such as general economic and business conditions affecting key lending areas, credit concentration, changes in origination and portfolio management, and credit quality trends. Since the evaluation of the inherent loss with respect to these factors is subject to a high degree of uncertainty, the measurement of the overall allowance is subject to estimation risk, and the amount of actual losses can vary significantly from the estimated amounts.

Credit card loans that have been modified through a fixed payment plan or placed on non-accrual are considered impaired and are collectively evaluated for impairment. The Financial Services segment charges off credit card loans and restructured credit card loans on a daily basis after an account becomes at a minimum 130 days contractually delinquent. Accounts relating to cardholder bankruptcies, cardholder deaths, and fraudulent transactions are charged off earlier. The Financial Services segment recognizes charged-off cardholder fees and accrued interest receivable in interest and fee income that is included in Financial Services revenue.
The following table reflects the activity in the allowance for loan losses by segment for the periods presented:

	Three Months Ended
	March 31, 2012			April 2, 2011
	Credit Card Loans	Restructured Credit Card Loans	Total Credit Card Loans	Credit Card Loans	Restructured Credit Card Loans	Total Credit Card Loans

Balance, beginning of period	$44,350	$29,000	$73,350	$52,000	$38,900	$90,900
Provision for loan losses	6,200	446	6,646	5,259	2,415	7,674

Charge-offs	(14,188)	(3,824)	(18,012)	(15,573)	(5,682)	(21,255)
Recoveries	3,688	1,378	5,066	3,914	1,567	5,481
Net charge-offs	(10,500)	(2,446)	(12,946)	(11,659)	(4,115)	(15,774)
Balance, end of period	$40,050	$27,000	$67,050	$45,600	$37,200	$82,800
Credit Quality Indicators, Delinquent, and Non-Accrual Loans:

The Financial Services segment segregates the loan portfolio into loans that have been restructured and other credit card loans in order to facilitate the estimation of the losses inherent in the portfolio as of the reporting date. The Financial Services segment uses the scores of Fair Isaac Corporation (“FICO”), a widely-used tool for assessing an individual's credit rating, as the primary credit quality indicator. The FICO score is an indicator of quality, with the risk of loss increasing as an individual's FICO score decreases. The credit card loan segment was disaggregated into the following classes as reflected in the tables below based upon the loan's current related FICO score. The Financial Services segment considers a loan to be delinquent if the minimum payment is not received by the payment due date. The aging method is based on the number of completed billing cycles during which a customer has failed to make a required payment.

CABELA'S INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands Except Share and Per Share Amounts)
(Unaudited)

The table below provides information on non-accrual, past due, and restructured credit card loans by class by using the respective quarter FICO score at the periods ended:

	FICO Score of Credit Card Loans Segment			Restructured Credit Card Loans Segment (1)
March 31, 2012:	679 and Below	680-749	750 and Above		Total
Credit card loan status:
Current	$394,639	$991,599	$1,478,091	$52,632	$2,916,961
0-29 days past due	12,656	8,134	6,882	4,246	31,918
30-59 days past due	5,217	1,099	374	2,236	8,926
60 or more days past due	9,277	205	109	3,900	13,491
Total past due	27,150	9,438	7,365	10,382	54,335
Total credit card loans	$421,789	$1,001,037	$1,485,456	$63,014	$2,971,296

90 days or more past due and still accruing	$4,960	$29	$5	$1,581	$6,575
Non-accrual	—	—	—	6,554	6,554

December 31, 2011:
Credit card loan status:
Current	$379,156	$1,017,710	$1,649,558	$54,621	$3,101,045
0-29 days past due	15,509	10,856	9,045	5,175	40,585
30-59 days past due	6,091	1,310	307	2,601	10,309
60 or more days past due	10,645	297	94	4,538	15,574
Total past due	32,245	12,463	9,446	12,314	66,468
Total credit card loans	$411,401	$1,030,173	$1,659,004	$66,935	$3,167,513

90 days or more past due and still accruing	$10,645	$297	$94	$4,284	$15,320
Non-accrual	—	—	—	6,441	6,441

April 2, 2011:
Credit card loan status:
Current	$341,483	$859,463	$1,292,530	$69,422	$2,562,898
0-29 days past due	12,285	7,407	5,302	5,793	30,787
30-59 days past due	4,695	1,086	188	2,991	8,960
60 or more days past due	8,903	364	29	5,102	14,398
Total past due	25,883	8,857	5,519	13,886	54,145
Total credit card loans	$367,366	$868,320	$1,298,049	$83,308	$2,617,043

90 days or more past due and still accruing	$8,903	$364	$29	$4,683	$13,979
Non-accrual	—	—	—	7,269	7,269

(1)	Specific allowance for loan losses of $27,000, $29,027, and $37,180 at March 31, 2012, December 31, 2011, and April 2, 2011, respectively, are included in allowance for loan losses.

CABELA'S INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands Except Share and Per Share Amounts)
(Unaudited)

4.     SECURITIES

Available-for-sale securities consisted of the following at the periods ended:

		Gross Unrealized Gains	Gross Unrealized Losses
	Amortized Cost			Fair
				Value
March 31, 2012:
Economic development bonds	$81,376	$7,339	$—	$88,715
December 31, 2011:
Economic development bonds	$81,881	$4,682	$—	$86,563
April 2, 2011:
Economic development bonds	$108,129	$2,043	$(7,109)	$103,063

The carrying value and fair value of securities by contractual maturity at March 31, 2012, were as follows:

	Amortized Cost	Fair Value

For the nine months ending December 29, 2012	$2,101	$2,378
For the fiscal years ending:
2013	2,138	2,421
2014	2,244	2,553
2015	2,195	2,525
2016	2,618	2,972
2017 - 2021	19,079	20,935
2022 and thereafter	51,001	54,931
	$81,376	$88,715
At March 31, 2012, and April 2, 2011, none of the securities with a fair value below carrying value were deemed to have other than a temporary impairment. Interest earned on the securities totaled $1,378 and $1,859 in the three months ended March 31, 2012, and April 2, 2011, respectively. There were no realized gains or losses on these securities in the three months ended March 31, 2012, or April 2, 2011.

CABELA'S INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands Except Share and Per Share Amounts)
(Unaudited)

5.    BORROWINGS OF FINANCIAL SERVICES SEGMENT

The obligations of the Trust are secured borrowings backed by restricted credit card loans. The following table presents, as of the periods presented, a summary of the secured fixed and variable rate long-term obligations of the Trust, the expected maturity dates, and the respective weighted average interest rates.

Series	Expected Maturity Date	Fixed Rate Obligations	Interest Rate	Variable Rate Obligations	Interest Rate	Total Obligations	Interest Rate

At March 31, 2012:
Series 2010-I	January 2015	$—	—%	$255,000	1.69%	$255,000	1.69%
Series 2010-II	September 2015	127,500	2.29	85,000	0.94	212,500	1.75
Series 2011-II	June 2016	155,000	2.39	100,000	0.84	255,000	1.78
Series 2011-IV	October 2016	165,000	1.90	90,000	0.79	255,000	1.51
Series 2012-I	February 2017	275,000	1.63	150,000	0.80	425,000	1.34

Total secured obligations		722,500		680,000		1,402,500
Less: current maturities		—		—		—
Secured long-term obligations of the Trust, less current maturities		$722,500		$680,000		$1,402,500

At December 31, 2011:
Series 2009-I	March 2012	$—	—%	$425,000	2.28%	$425,000	2.28%
Series 2010-I	January 2015	—	—	255,000	1.73	255,000	1.73
Series 2010-II	September 2015	127,500	2.29	85,000	0.98	212,500	1.77
Series 2011-II	June 2016	155,000	2.39	100,000	0.88	255,000	1.80
Series 2011-IV	October 2016	165,000	1.90	90,000	0.83	255,000	1.52

Total secured obligations		447,500		955,000		1,402,500
Less: current maturities		—		(425,000)		(425,000)
Secured long-term obligations of the Trust, less current maturities		$447,500		$530,000		$977,500

At April 2, 2011:
Series 2006-III	October 2011	$250,000	5.26%	$250,000	0.43%	$500,000	2.84%
Series 2008-IV	September 2011	122,500	7.29	75,900	4.49	198,400	6.22
Series 2009-I	March 2012	—	—	425,000	2.26	425,000	2.26
Series 2010-I	January 2015	—	—	255,000	1.71	255,000	1.71
Series 2010-II	September 2015	127,500	2.29	85,000	0.96	212,500	1.76

Total secured obligations		500,000		1,090,900		1,590,900
Less: current maturities		(372,500)		(750,900)		(1,123,400)
Secured long-term obligations of the Trust, less current maturities		$127,500		$340,000		$467,500

CABELA'S INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands Except Share and Per Share Amounts)
(Unaudited)

The Trust also issues variable funding facilities which are considered secured borrowings backed by restricted credit card loans. The Trust renewed one variable funding facility in the amount of $225,000 on March 23, 2012. At March 31, 2012, the Trust had three variable funding facilities with $875,000 in available capacity and $190,000 outstanding.  The three variable funding facilities are scheduled to mature in March 2014, September 2014, and March 2015, respectively. Each of these variable funding facilities includes an option to renew. Variable rate note interest is priced at a benchmark rate, London Interbank Offered Rate, or commercial paper rate, plus a spread, which ranges from 0.50% to 0.85%.  The variable rate notes provide for a fee ranging from 0.25% to 0.40% on the unused portion of the facilities.  During the three months ended March 31, 2012, and April 2, 2011, the daily average balance outstanding on these notes was $357,802 and $97,000, with a weighted average interest rate of 0.79% and 0.86%, respectively.

On March 7, 2012, the Trust sold $500,000 of asset-backed notes, Series 2012-I.  This securitization transaction included the issuance of $425,000 of Class A notes and three subordinated classes of notes in the aggregate principal amount of $75,000.  The Financial Services segment retained each of the subordinated classes of notes which were eliminated in the preparation of our condensed consolidated financial statements.  Each class of notes issued in these securitization transactions has an expected life of approximately five years and a contractual maturity of approximately eight years.  This securitization transaction was used to refinance asset-backed notes issued by the Trust that matured during the three months ended March 31, 2012.

The Financial Services segment has unsecured federal funds purchase agreements with two financial institutions.  The maximum amount that can be borrowed is $85,000. There were no amounts outstanding at March 31, 2012, December 31, 2011, or April 2, 2011.  During the three months ended March 31, 2012, and April 2, 2011, the daily average balance outstanding was $1,386 and $82 with a weighted average rate of 0.75% and 0.75%, respectively.

6.     LONG-TERM DEBT AND CAPITAL LEASES

Long-term debt, including revolving credit facilities and capital leases, consisted of the following at the periods ended:

	March 31, 2012	December 31, 2011	April 2, 2011

Unsecured revolving credit facility	$—	$—	$60,000
Unsecured notes due 2016 with interest at 5.99%	215,000	215,000	215,000
Unsecured senior notes due 2017 with interest at 6.08%	60,000	60,000	60,000
Unsecured senior notes due 2012-2018 with interest at 7.20%	48,857	57,000	57,000
Unsecured revolving credit facility of $15,000 CAD
expiring June 30, 2013, with interest at 3.00%	3,524	—	5,756
Capital lease obligations payable through 2036	12,862	12,922	13,097
Total debt	340,243	344,922	410,853
Less current portion of debt	(8,391)	(8,387)	(8,376)
Long-term debt, less current maturities	$331,852	$336,535	$402,477

The Company has a credit agreement providing for a $415,000 revolving credit facility that expires on November 2, 2016. The unsecured $415,000 revolving credit facility permits the issuance of letters of credit up to $100,000 and swing line loans up to $20,000. This credit facility may be increased to $500,000 subject to certain terms and conditions.

CABELA'S INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands Except Share and Per Share Amounts)
(Unaudited)

During the three months ended March 31, 2012, and April 2, 2011, the daily average principal balance outstanding on the lines of credit was $1,276 and $27,116, respectively, and the weighted average interest rate was 1.62% and 1.36%, respectively. Letters of credit and standby letters of credit totaling $15,944 and $15,576, respectively, were outstanding at March 31, 2012, and April 2, 2011. The daily average outstanding amount of total letters of credit during the three months ended March 31, 2012, and April 2, 2011, was $9,473 and $9,430, respectively.

The Company also has a credit agreement for its operations in Canada providing for a $15,000 Canadian ("CAD") unsecured revolving credit facility through June 30, 2013. The credit facility permits the issuance of up to $5,000 CAD in letters of credit, which reduce the overall credit limit available under the credit facility.

At March 31, 2012, the Company was in compliance with all financial covenants under the credit agreements and unsecured notes. At March 31, 2012, the Company was in compliance with the financial covenant requirements of its $415,000 credit agreement with a fixed charge coverage ratio of 8.03 to 1 (minimum requirement is 2.00 to 1), a leverage ratio of 1.15 to 1 (requirement is no more than 3.00 to 1), and a consolidated net worth that was $336,166 in excess of the minimum. We anticipate that we will continue to be in compliance with all financial covenants under our credit agreements and unsecured notes through at least the next 12 months.

 The Company also has financing agreements that allow certain boat and all-terrain vehicle merchandise vendors to give the Company extended payment terms. The vendors are responsible for all interest payments, with certain exceptions, for the financing period and the financing company holds a security interest in the specific inventory held by the Company. Cabela’s revolving credit facility limits this security interest to $100,000. The extended payment terms to the vendor do not exceed one year. The outstanding liability, included in accounts payable, was $590, $524, and $1,165 at March 31, 2012, December 31, 2011, and April 2, 2011, respectively.

7.     INCOME TAXES

A reconciliation of the statutory federal income tax rate to the effective income tax rate was as follows for the periods presented.

	Three Months Ended
	March 31, 2012	April 2, 2011

Statutory federal rate	35.0%	35.0%
State income taxes, net of federal tax benefit	1.6	2.3
Other nondeductible items	0.9	0.1
Tax exempt interest income	(0.6)	(0.8)
Rate differential on foreign income	(3.9)	(3.7)
Change in unrecognized tax benefits	0.6	0.8
Other, net	0.1	—
	33.7%	33.7%
The balance of unrecognized tax benefits totaled $38,528, $37,608, and $45,007 at March 31, 2012, December 31, 2011, and April 2, 2011, respectively. The changes comparing the respective periods were due primarily to our assessments of uncertain tax positions related to prior period tax positions. In 2011, the Company paid $38,418 as a deposit for federal taxes related to prior period uncertain tax positions. The deposit is classified as a current asset netted within income taxes receivable and deferred income taxes in the condensed consolidated balance sheet.

CABELA'S INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands Except Share and Per Share Amounts)
(Unaudited)

8.     COMMITMENTS AND CONTINGENCIES

The Company leases various buildings, computer and other equipment, and storage space under operating leases which expire on various dates through July 2037. Rent expense on these leases as well as other month to month rentals was $2,542 in the three months ended March 31, 2012, compared to $2,334 in the three months ended April 2, 2011. The following is a schedule of future minimum rental payments under operating leases at March 31, 2012:

For the nine months ending December 29, 2012	$8,456
For the fiscal years ending:
2013	11,474
2014	10,626
2015	10,283
2016	9,217
Thereafter	130,691
$180,747
The Company has lease agreements for certain retail store locations. Certain leases include tenant allowances that will be amortized over the life of the lease. In the three months ended March 31, 2012, and April 2, 2011, no tenant allowances were received and the Company does not expect to receive any tenant allowances under these leases in the remainder of 2012. Certain leases require the Company to pay contingent rental amounts based on a percentage of sales, in addition to real estates taxes, insurance, maintenance, and other operating expenses associated with the leased premises. These leases have terms which include renewal options ranging from 10 to 70 years.

The Company has entered into real estate purchase, construction, and/or economic development agreements for various new retail store site locations. At March 31, 2012, the Company had total estimated cash commitments of approximately $141,800 outstanding for projected expenditures connected with the development, construction, and completion of new retail stores. This does not include any amounts for contractual obligations associated with retail store locations where the Company is in the process of certain negotiations.

Under various grant programs, state or local governments provide funding for certain costs associated with developing and opening a new retail store. The Company generally receives grant funding in exchange for commitments, such as assurance of agreed employment and wage levels at the retail store or that the retail store will remain open, made by the Company to the state or local government providing the funding. The commitments typically phase out over approximately five to 10 years. If the Company failed to maintain the commitments during the applicable period, the funds received may have to be repaid or other adverse consequences may arise, which could affect the Company's cash flows and profitability. At March 31, 2012, December 31, 2011, and April 2, 2011, the total amount of grant funding subject to a specific contractual remedy was $9,868, $9,930, and $12,565, respectively.

The Company operates an open account document instructions program, which provides for Cabela's-issued letters of credit. The Company had obligations to pay participating vendors $47,377, $40,074, and $66,860, at March 31, 2012, December 31, 2011, and April 2, 2011, respectively.

CABELA'S INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands Except Share and Per Share Amounts)
(Unaudited)

The Financial Services segment enters into financial instruments with off-balance sheet risk in the normal course of business through the origination of unsecured credit card loans. Unsecured credit card accounts are commitments to extend credit and totaled $20,514,000, $20,235,000, and $16,107,000 at March 31, 2012, December 31, 2011, and April 2, 2011, respectively. These commitments are in addition to any current outstanding balances of a cardholder. Unsecured credit card loans involve, to varying degrees, elements of credit risk in excess of the amount recognized in the consolidated balance sheets. The principal amounts of these instruments reflect the Financial Services segment's maximum related exposure. The Financial Services segment has not experienced and does not anticipate that all customers will exercise the entire available line of credit at any given point in time. The Financial Services segment has the right to reduce or cancel the available lines of credit at any time.

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

9.     STOCK BASED COMPENSATION PLANS AND EMPLOYEE BENEFIT PLANS

Stock-Based Compensation. The Company recognized total share-based compensation expense of $3,255 and $3,092 in the three months ended March 31, 2012, and April 2, 2011, respectively. Compensation expense related to the Company's share-based payment awards is recognized in selling, distribution, and administrative expenses in the condensed consolidated statements of income. At March 31, 2012, the total unrecognized deferred share-based compensation balance for all equity awards issued, net of expected forfeitures, was $19,310, net of tax, which is expected to be amortized over a weighted average period of 3.0 years.

Option Awards. During the three months ended March 31, 2012, there were 229,540 non-qualified stock options granted to employees under the Cabela's Incorporated 2004 Stock Plan ("2004 Plan") at an exercise price of $35.17 per share. These options have an eight-year term and vest over four years. In addition, during the three months ended March 31, 2012, the Company issued 64,000 premium-priced non-qualified stock options to its President and Chief Executive Officer under the 2004 Plan at an exercise price of $40.45. The premium-priced non-qualified stock options vest in three equal annual installments beginning on March 2, 2017, and expire on March 2, 2020. At March 31, 2012, there were 4,391,710 awards outstanding and 1,941,661 additional shares authorized and available for grant under the 2004 Plan.

At March 31, 2012, the Company also had 63,173 shares (all incentive stock options) subject to options under the 1997 Stock Option Plan ("1997 Plan") with no shares available for grant. Options issued expire on the fifth or the tenth anniversary of the date of the grant under the 1997 Plan.

CABELA'S INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands Except Share and Per Share Amounts)
(Unaudited)

During the three months ended March 31, 2012, there were 1,698,110 options exercised. To the extent available, the Company issued its treasury shares for the exercise of stock options before issuing new shares. The aggregate intrinsic value of awards exercised was $36,349 and $19,334 during the three months ended March 31, 2012, and April 2, 2011, respectively. Based on the Company's closing stock price of $38.15 at March 31, 2012, the total number of in-the-money awards exercisable as of March 31, 2012, was 2,810,826.

Nonvested Stock and Stock Unit Awards. During the three months ended March 31, 2012, the Company issued 398,690 units of nonvested stock under the 2004 Plan to employees at a fair value of $35.17 per unit. These nonvested stock units vest evenly over four years on the grant date anniversary based on the passage of time. On March 2, 2012, the Company also issued 64,000 units of performance-based restricted stock units under the 2004 Plan to certain executives at a fair value of $35.17 per unit. These performance-based restricted stock units will begin vesting in four equal installments on March 2, 2013, if the performance criteria is achieved. To the extent available, the Company issued its treasury shares for the vesting of these stock awards before issuing new shares.

Restricted Stock Awards. On July 7, 2008, 111,324 shares of restricted stock were issued to two executives under the 2004 Plan. The stock price on the date of grant was $10.48 per share resulting in a fair value of $1,167 of deferred compensation, which is being amortized to compensation expense over a five-year period. Compensation expense related to these restricted stock awards totaled $58 in both the three months ended March 31, 2012, and April 2, 2011, and is included in total share-based compensation expense. The restricted stock vested one-third on July 7, 2011, and will vest one-third on July 7, 2012, and one-third on July 7, 2013.

Inducement Awards. On March 13, 2009, the Company granted non-qualified stock options and nonvested stock units to Cabela's President and Chief Executive Officer pursuant to an employment inducement award exemption under the New York Stock Exchange. We granted 111,720 nonqualified stock options at an exercise price of $8.68 per share. These options are subject to the same terms and conditions of the 2004 Plan, have an eight-year term, and have fully vested as of March 13, 2012. We also issued 138,249 units of nonvested stock at a fair value of $10.25 per unit. These nonvested stock units were subject to the same terms and conditions of the 2004 Plan and were fully vested as of March 13, 2012. At March 31, 2012, there were no units of nonvested stock remaining to vest.

Employee Stock Purchase Plan. The maximum number of shares of common stock available for issuance under the Company's Employee Stock Purchase Plan is 1,835,000. During three months ended March 31, 2012, there were 22,035 shares issued. At March 31, 2012, there were 722,801 shares authorized and available for issuance.

10.	STOCKHOLDERS' EQUITY AND DIVIDEND RESTRICTIONS

Retained Earnings - The most significant restrictions on the payment of dividends are contained within the covenants under the Company's revolving credit and unsecured senior notes purchase agreements. Also, Nebraska banking laws govern the amount of dividends that WFB can pay to Cabela's. At March 31, 2012, the Company had unrestricted retained earnings of $155,209 available for dividends. However, the Company has never declared or paid any cash dividends on its common stock, and does not anticipate paying any cash dividends in the foreseeable future.

Treasury Stock - On August 23, 2011, the Company's Board of Directors authorized a share repurchase program that provides for share repurchases on an ongoing basis to offset dilution resulting from equity awards under the Company's current or future equity compensation plans. As a result, the Company announced on February 16, 2012, that it intends to repurchase up to 800,000 shares of its common stock in open market transactions through February 2013. These shares can be repurchased from time to time in open market transactions or privately negotiated transactions at the Company's discretion, subject to market conditions, customary blackout periods, and other factors. The Company did not repurchase any shares of its common stock during the three months ended March 31, 2012.

The Company reissued 800,935 shares of its treasury stock during the three months ended March 31, 2012. At March 31, 2012, there were no shares of treasury stock outstanding.

CABELA'S INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands Except Share and Per Share Amounts)
(Unaudited)

11.     EARNINGS PER SHARE

The following table reconciles the number of shares utilized in the earnings per share calculations for the periods presented.

	Three Months Ended
	March 31, 2012	April 2, 2011
Weighted average number of shares:
Common shares – basic	69,454,225	68,777,882
Effect of incremental dilutive securities:
Stock options, nonvested stock units, and employee stock purchase plans	1,832,930	2,565,787
Common shares – diluted	71,287,155	71,343,669
Stock options outstanding and nonvested stock units issued considered anti-dilutive excluded from calculation	293,540	229,470

12.     SUPPLEMENTAL CASH FLOW INFORMATION

The following table sets forth non-cash financing and investing activities and other cash flow information for the periods presented.

	Three Months Ended
	March 31, 2012	April 2, 2011
Non-cash financing and investing activities:
Accrued property and equipment additions (1)	$14,041	$15,811

Other cash flow information:
Interest paid (2)	$22,752	$24,920
Income taxes, net of refunds	$42,543	$1,764

(1)	Accrued property and equipment additions are recognized in the condensed consolidated statements of cash flows in the period they are paid.

(2)	Includes interest from the Financial Services segment totaling $14,055 and $17,281, respectively.

13.     SEGMENT REPORTING

The Company has three reportable segments: Retail, Direct, and Financial Services. The Retail segment sells products and services through the Company's retail stores. The Direct segment sells products through our e-commerce websites (Cabelas.com and Cabelas.ca) and direct mail catalogs. The Financial Services segment issues co-branded credit cards. For the Retail segment, operating costs consist primarily of labor, advertising, depreciation, and occupancy costs of retail stores. For the Direct segment, operating costs consist primarily of direct marketing costs (catalog and e-commerce advertising costs) and order processing costs. For the Financial Services segment, operating costs consist primarily of advertising and promotion, license fees, third party services for processing credit card transactions, salaries, and other general and administrative costs.

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

Segment assets are those directly used in or clearly allocable to an operating segment’s operations. For the Retail segment, assets include inventory in the retail stores, land, buildings, fixtures, and leasehold improvements. For the Direct segment, assets primarily include deferred catalog costs and fixed assets. Goodwill totaling $3,516, $3,450, and $3,642, at March 31, 2012, December 31, 2011, and April 2, 2011, respectively, was included in the Retail segment. The change in the carrying value of goodwill between periods is due to foreign currency adjustments. Assets for the Financial Services segment include cash, credit card loans, restricted cash, receivables, fixtures, and other assets. Cash and cash equivalents of the Financial Services segment were $96,504, $117,035, and $151,404 at March 31, 2012, December 31, 2011, and April 2, 2011, respectively. Assets for the Corporate Overhead and Other segment include corporate headquarters and facilities, merchandise distribution inventory, shared technology infrastructure and related information technology systems, corporate cash and cash equivalents, economic development bonds, prepaid expenses, deferred income taxes, and other corporate long-lived assets. Depreciation, amortization, and property and equipment expenditures are recognized in each respective segment. Intercompany revenue between segments was eliminated in consolidation.

Prior to January 1, 2012, under an Intercompany Agreement, the Financial Services segment had incurred a marketing fee that was paid to the Retail and Direct segments. Effective January 1, 2012, this Intercompany Agreement was amended with the marketing fee component eliminated and replaced with a fixed license fee equal to 70 basis points on all originated charge volume of Cabela's CLUB Visa credit card portfolio. In addition, among other changes, the agreement requires the Financial Services segment to reimburse the Retail and Direct segments for certain operating costs. Reported operating income by segment, and the components of operating income for each segment, were not materially impacted for the three months ended March 31, 2012, compared to the three months ended April 2, 2011, by this new fixed license fee agreement. The Company does not expect that reported operating income by segment, or the components of operating income for each segment, will be materially impacted for full year 2012 compared to prior years by this new agreement.

CABELA'S INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands Except Share and Per Share Amounts)
(Unaudited)

Financial information by segment is presented in the following tables for the periods presented:

				Corporate Overhead and Other
			Financial Services
Three Months Ended March 31, 2012:	Retail	Direct			Total

Merchandise sales	$345,082	$190,195	$—	$—	$535,277
Non-merchandise revenue:
Financial Services	—	—	83,455	—	83,455
Other	249	—	—	4,523	4,772
Total revenue	$345,331	$190,195	$83,455	$4,523	$623,504

Operating income (loss)	$44,227	$34,174	$29,002	$(60,827)	$46,576
As a percentage of revenue	12.8%	18.0%	34.8%	N/A	7.5%
Depreciation and amortization	$10,806	$1,803	$243	$5,596	$18,448
Assets	928,531	145,846	3,139,581	667,443	4,881,401

Three Months Ended April 2, 2011:

Merchandise sales	$301,659	$207,451	$—	$—	$509,110
Non-merchandise revenue:
Financial Services	—	—	72,371	—	72,371
Other	177	—	—	5,053	5,230
Total Revenue	$301,836	$207,451	$72,371	$5,053	$586,711

Operating income (loss)	$34,888	$35,982	$13,967	$(53,950)	$30,887
As a percentage of revenue	11.6%	17.3%	19.3%	N/A	5.3%
Depreciation and amortization	$9,862	$1,509	$259	$5,632	$17,262
Assets	887,355	107,002	2,796,106	642,387	4,432,850

CABELA'S INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands Except Share and Per Share Amounts)
(Unaudited)

The components and amounts of total revenue for the Financial Services segment were as follows for the periods presented.

	Three Months Ended
	March 31, 2012	April 2, 2011

Interest and fee income	$73,108	$68,402
Interest expense	(13,891)	(17,292)
Provision for loan losses	(6,646)	(7,674)
Net interest income, net of provision for loan losses	52,571	43,436
Non-interest income:
Interchange income	68,427	58,673
Other non-interest income	4,039	3,046
Total non-interest income	72,466	61,719
Less: Customer rewards costs	(41,582)	(32,784)
Financial Services revenue	$83,455	$72,371
The following table sets forth the percentage of the Company's merchandise revenue contributed by major product categories for our Retail and Direct segments and in total for the three months ended March 31, 2012, and April 2, 2011.

Three Months Ended:	Retail		Direct		Total
Product Category	March 31, 2012	April 2, 2011	March 31, 2012	April 2, 2011	March 31, 2012	April 2, 2011

Hunting Equipment	51.5%	48.7%	35.0%	33.6%	45.8%	42.8%
General Outdoors	29.4	30.6	35.5	35.3	31.5	32.4
Clothing and Footwear	19.1	20.7	29.5	31.1	22.7	24.8
Total	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

14.	FAIR VALUE MEASUREMENTS

Fair value represents the estimated price to sell an asset or transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. In determining fair value of financial instruments, the Company uses various methods, including discounted cash flow projections based on available market interest rates and data, and management estimates of future cash payments. Judgment is required in interpreting certain market data to develop the estimates of fair value and, accordingly, any changes in assumptions or methods may affect the fair value estimates. Financial instrument assets and liabilities measured and reported at fair value are classified and disclosed in one of the following categories:

•	Level 1 – Quoted market prices in active markets for identical assets or liabilities.

•	Level 2 – Observable inputs other than quoted market prices.

•	Level 3 – Unobservable inputs corroborated by little, if any, market data.

CABELA'S INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands Except Share and Per Share Amounts)
(Unaudited)

Level 3 is comprised of financial instruments whose fair value is estimated based on internally developed models or methodologies utilizing significant inputs that are primarily unobservable from objective sources. At March 31, 2012, the Company's financial instruments carried on our condensed consolidated balance sheets subject to fair value measurements consisted of economic development bonds and were classified as Level 3 for valuation purposes. For the three months ended March 31, 2012, and April 2, 2011, there were no transfers in or out of Levels 1, 2, or 3.
The table below presents changes in fair value of the economic development bonds measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the periods presented:

	Three Months Ended
	March 31, 2012	April 2, 2011

Balance, beginning of period	$86,563	$104,231
Total gains or losses:
Included in earnings - realized	—	—
Included in accumulated other comprehensive income (loss) - unrealized	2,657	(657)
Valuation adjustments	—	—
Purchases, issuances, and settlements:
Purchases	—	—
Issuances	—	—
Settlements	(505)	(511)
Total	(505)	(511)
Balance, end of period	$88,715	$103,063
Fair values of the Company's economic development bonds were estimated using discounted cash flow projection estimates. These estimates are based on available market interest rates and the estimated amounts and timing of expected future payments to be received from municipalities under tax development zones, which the Company considers to be unobservable inputs (Level 3). These fair values do not reflect any premium or discount that could result from offering these bonds for sale or through early redemption, or any related income tax impact. Declines in the fair value of available-for-sale economic development bonds below cost that are deemed to be other than temporary are reflected in earnings. At March 31, 2012, and April 2, 2011, none of the bonds with a fair value below carrying value were deemed to have other than a temporary impairment.
The carrying amounts of cash and cash equivalents, accounts receivable, restricted cash, accounts payable, gift instruments (including credit card and loyalty rewards programs), accrued expenses, and income taxes payable included in the condensed consolidated balance sheets approximate fair value given the short-term nature of these financial instruments. The secured variable funding obligations of the Trust, which include variable rates of interest that adjust daily, can fluctuate daily based on the short-term operational needs of the Financial Services segment with advances and pay downs at par value. Therefore, the carrying value of the secured variable funding obligations of the Trust approximates fair value.

CABELA'S INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands Except Share and Per Share Amounts)
(Unaudited)

The table below presents the estimated fair values of the Company's financial instruments that are not carried at fair value on our condensed consolidated balance sheets at the periods indicated. The fair values of all financial instruments listed below were estimated based on internally developed models or methodologies utilizing observable (Level 2) inputs.

	March 31, 2012		December 31, 2011		April 2, 2011
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value

Financial Assets:
Credit card loans, net	$2,908,411	$2,908,411	$3,094,163	$3,094,163	$2,534,243	$2,534,243

Financial Liabilities:
Time deposits	1,018,225	1,061,475	982,313	1,023,766	782,390	817,273
Secured long-term obligations of the Trust	1,402,500	1,356,205	1,402,500	1,374,507	1,590,900	1,578,485
Long-term debt	340,243	339,630	344,922	343,757	410,853	406,583
Credit Card Loans. Credit card loans are originated with variable rates of interest that adjust with changing market interest rates. Thus, the carrying value of the credit card loans, including the carrying value of deferred credit card origination costs as of March 31, 2012, less the allowance for loan losses, approximates fair value. This valuation does not include the value that relates to estimated cash flows generated from new loans over the life of the cardholder relationship. Accordingly, the aggregate fair value of the credit card loans does not represent the underlying value of the established cardholder relationship.
Time Deposits. Time deposits are pooled in homogeneous groups, and the future cash flows of those groups are discounted using current market rates offered for similar products for purposes of estimating fair value. For all periods presented, we have consistently applied our discounting methodologies to estimated future cash flows in determining estimated fair value for time deposits.
Secured Variable Funding Obligations of the Trust. The estimated fair value of secured long-term obligations of the Trust is based on future cash flows associated with each type of debt discounted using current borrowing rates for similar types of debt of comparable maturity. For all periods presented, we have consistently applied our discounting methodologies to estimated future cash flows in determining estimated fair value for secured long-term obligations of the Trust.
Long-Term Debt. The estimated fair value of long-term debt is based on future cash flows associated with each type of debt discounted using current borrowing rates for similar types of debt of comparable maturity. For all periods presented, we have consistently applied our discounting methodologies to estimated future cash flows in determining estimated fair value for long-term debt.

CABELA'S INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands Except Share and Per Share Amounts)
(Unaudited)

15.    ACCOUNTING PRONOUNCEMENTS
Effective June 16, 2011, the Financial Accounting Standards Board ("FASB") issued ASU No. 2011-05, Comprehensive Income, requiring entities to report components of other comprehensive income in either a single continuous statement or in two separate but consecutive statements of net income and other comprehensive income. This ASU does not change the items that must be reported in comprehensive income, how these items are measured, or when these items must be classified to net income. Effective December 23, 2011, the FASB issued ASU 2011-12, which indefinitely deferred, pending further deliberation by the FASB at a future date, the effective date of certain provisions of ASU 2011-05 relating to the reclassification of items out of accumulated other comprehensive income. Beginning with the three months ended March 31, 2012, we have provided the required financial reporting presentation pursuant to ASU 2011-05 herein.
Effective September 15, 2011, the FASB issued ASU No. 2011-08, Testing Goodwill for Impairment, which gives companies testing goodwill for impairment the option of performing a qualitative assessment before calculating the fair value of a reporting unit in step one of the goodwill impairment test. If companies determine, based on qualitative factors, that the fair value of a reporting unit is more likely than not less than the carrying amount, the two-step impairment test would be required. Otherwise, further testing would not be needed. ASU 2011-08 was effective for the first quarter of 2012 for the Company. The value of our goodwill was not affected by the adoption of the provisions of this ASU.
The FASB issued ASU No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs, to improve comparability of fair value measurements between statements presented in U.S. GAAP and IFRS. This ASU, which was effective for the first quarter of 2012 for the Company, provided additional explanation on how to measure fair value but did not require additional fair value measurements. Certain amendments in this ASU require the assessment of additional disclosures regarding the measurement of fair value. The adoption of this ASU did not have a significant impact on our fair value measurements.

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

•	other factors that we may not have currently identified or quantifies; and

•
other risks, relevant factors, and uncertainties identified in our filings with the Securities and Exchange Commission ("SEC") (including the information set forth in the "Risk Factors" section of our Annual Report on Form 10-K for the fiscal year ended December 31, 2011), which filings are available at the SEC's website at www.sec.gov.

Given the risks and uncertainties surrounding forward-looking statements, you should not place undue reliance on these statements.  Our forward-looking statements speak only as of the date of this report.  Other than as required by law, we undertake no obligation to update or revise forward-looking statements, whether as a result of new information, future events, or otherwise.

The following discussion and analysis of financial condition, results of operations, liquidity, and capital resources should be read in conjunction with our audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011, as filed with the SEC, and our unaudited interim condensed consolidated financial statements and the notes thereto appearing elsewhere in this report.

Critical Accounting Policies and Use of Estimates

Our critical accounting policies and use of estimates utilized in the preparation of the condensed consolidated financial statements as of March 31, 2012, remain unchanged from December 31, 2011.

Cabela's®

We are a leading specialty retailer, and the world's largest direct marketer, of hunting, fishing, camping, and related outdoor merchandise.  We provide a quality service to our customers who enjoy an outdoor lifestyle by supplying outdoor products through our multi-channel retail business consisting of our Retail and Direct segments. Our Retail business segment consists of 36 stores, including the Wichita, Kansas, store that opened March 14, 2012, and the Tulalip, Washington, store that opened on April 19, 2012. We now have 34 stores located in the United States and two in Canada.  Our Direct business segment is comprised of our highly acclaimed Internet website which is supplemented by our catalog distributions as a selling and marketing tool.

World's Foremost Bank ("WFB", "the Financial Services segment", or "Cabela's CLUB Visa Program") also plays an integral role in supporting our merchandising business.  The Financial Services segment is comprised of our credit card services which reinforces our strong brand and strengthens our customer loyalty through our credit card loyalty programs.

Executive Overview

	Three Months Ended
	March 31, 2012	April 2, 2011	Increase	%
			(Decrease)	Change
	(Dollars in Thousands Except Earnings Per Diluted Share)
Revenue:
Retail	$345,331	$301,836	$43,495	14.4%
Direct	190,195	207,451	(17,256)	(8.3)
Total	535,526	509,287	26,239	5.2
Financial Services	83,455	72,371	11,084	15.3
Other revenue	4,523	5,053	(530)	(10.5)
Total revenue	$623,504	$586,711	$36,793	6.3

Operating income	$46,576	$30,887	$15,689	50.8

Earnings per diluted share	$0.40	$0.25	$0.15	60.0

Revenues in the three months ended March 31, 2012, totaled $624 million, an increase of $37 million, or 6.3%, over the three months ended April 2, 2011.  Total merchandise sales increased $26 million, or 5.2%, comparing the three month periods primarily due to increases of $29 million in revenue from new retail stores and $12 million, or 4.2%, in comparable store sales, led by an increase in the hunting equipment product category. These increases were partially offset by a decrease of $17 million in Direct revenue, due to a decrease in the clothing and footwear product category.

Financial Services revenue increased $11 million, or 15.3%, in the three months ended March 31, 2012, compared to the three months ended April 2, 2011, primarily due to an increase in interchange and interest income, lower interest expense, and growth in the number of active accounts and average balance per account, partially offset by higher customer reward costs.

Operating income increased $16 million, or 50.8%, in the three months ended March 31, 2012, compared to the three months ended April 2, 2011, and operating income as a percentage of revenue increased 220 basis points over the same period. The increases in total operating income and total operating income as a percentage of total revenue were primarily due to increases in revenue from the Retail and Financial Services segments as well as an increase in our merchandise gross profit. These improvements were partially offset by lower revenue from our Direct segment and higher consolidated operating expenses. Selling, distribution, and administrative expenses increased primarily due to increases in comparable and new store costs and related support areas.

Fiscal 2012 Update to Our 2012 Vision - Renewing the Vision

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

 In 2011 and into the first quarter of 2012, management confirmed that our strategic initiatives are the key to maintain our focus for improvement and have therefore continued to emphasize these key financial metrics: merchandise gross margin, Retail segment operating margin, total revenue growth, retail expansion, and growth of the Cabela's CLUB Visa loyalty program. Improvements in these metrics have led to an increase in our return on invested capital, an important measure of how effectively we have deployed capital in our operations in generating cash flows. Increases in our return on invested capital, on an after-tax basis, indicate improvements in our use of capital, thereby creating value in our Company.

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

We continue to concentrate our efforts in detailed pre-season planning, in-season monitoring of sales, and management of inventory to focus product assortment on our core customer base. We also continue to work with vendors to negotiate the best prices on products and to manage inventory levels, as well as to ensure vendors deliver all products and services as expected. We reduced promotional discounts by eliminating unprofitable retail store promotions. As a result, our merchandise gross margin as a percentage of merchandise revenue is increasing. Our merchandise gross profit as a percentage of merchandise revenue increased 150 basis points to 34.5% in the three months ended March 31, 2012, compared to the three months ended April 2, 2011. This increase was primarily attributable to better inventory management, which reduced the need to mark down product as we transitioned from fall to spring merchandise, improvements in vendor collaboration, and advancements in price optimization to ensure we are pricing correctly in the marketplace.

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

We have improved our retail store merchandising processes, information technology systems, and distribution and logistics capabilities.  We have also improved our visual merchandising within the stores and coordinated merchandise at our stores by adding more regional product assortments.  To enhance customer service at our retail stores, we have increased our staff of outfitters and have continued our management training and mentoring programs that we previously implemented in 2010 for our next-generation store managers. In addition, comparing the three months ended March 31, 2012, to the three months ended April 2, 2011:

•	operating income increased $16 million;

•	operating income as a percentage of Retail segment revenue increased 120 basis points to 12.8%; and

•	comparable store sales increased 4.2%.

•
Retail Expansion: Our goal is to increase our retail presence across the United States and Canada by developing a profitable retail expansion strategy that takes into consideration not only site location, but also the strategic size for each store in its given market.

We opened one retail store during the three months ended March 31, 2012, bringing our total retail store square footage to 4.8 million square feet, an increase of 1.7%. We have also developed a new Outpost store format which will be approximately 40,000 square feet in size and have a "core-flex" merchandise strategy (selected core assortment of products and flexible seasonal merchandise) that will allow us to effectively serve smaller markets with a large concentration of Cabela's customers. We opened two next-generation stores in 2012, Wichita, Kansas, opened March 14, 2012, and Tulalip, Washington, opened April 19, 2012. We have announced plans to open three additional next-generation stores in 2012: Rogers, Arkansas; Charleston, West Virginia; and Saskatoon, Saskatchewan, Canada; and our first Outpost store in Union Gap, Washington, increasing our retail square footage approximately 10%. We have also announced plans to open next-generation stores in 2013 in Columbus, Ohio; Grandville, Michigan; Louisville, Kentucky; Thornton, Colorado; and Lone Tree, Colorado.

•
Direct Business Initiatives: Grow our Direct business by capitalizing on quick-to-market Internet and electronic marketing opportunities and expanding international business. We intend to migrate our marketing activities to capitalize on the changes in the way our customers want to research products, interact, and shop. As such, we will focus on improving our customers' digital shopping experiences on Cabelas.com and via mobile devices. Our marketing focus will continue to be on developing a seamless multi-channel experience for our customers regardless of their transaction channel.

Direct revenue decreased $17 million in the three months ended March 31, 2012, compared to the three months ended April 2, 2011, due to a decrease in the clothing and footwear product category. Operating income for our Direct segment decreased $2 million to $34 million in the three months ended March 31, 2012, compared to the three months ended April 2, 2011.  However, operating income as a percentage of our Direct business segment revenue increased to 18.0% in the three months ended March 31, 2012, up 70 basis points compared to the three months ended April 2, 2011.

Our efforts on redesigning our Internet website to support this important channel of our Direct business continue. Our Internet website continues to be the most visited sporting goods industry e-commerce website according to Hitwise, Incorporated, an online measurement company. In addition, our Facebook social network now has over 1.6 million fans.

We expanded our mobile and social marketing initiatives by recently launching new mobile technology enhancements that include a fully-integrated mobile site that displays our entire inventory assortment, which will improve our customers' portable shopping experience. We have seen early successes in our mobile and social marketing and we will continue to utilize best-in-class technology to improve our customers' digital shopping experience and build on the advances we have already made in digital marketing to capitalize on the ways our customers shop.

•
Growth of Cabela's CLUB Visa Program: Our goal is to continue to attract new cardholders through our Retail and Direct businesses and increase the amount of merchandise or services customers purchase with their CLUB Visa cards. We want to continue this growth while maintaining the profitability of Cabela's CLUB Visa program and preserving customer loyalty by creating marketing plans, promoting additional products, providing exclusive experiences, and expanding our partnership programs to best serve our customers' needs and give us brand exposure.

Cabela's CLUB Visa program continues to manage credit card delinquencies and charge-offs below industry average by adhering to our conservative underwriting criteria and active account management.  We added new credit cardholders as the number of average active accounts increased 7.6% to 1.5 million in the three months ended March 31, 2012, compared to the three months ended April 2, 2011. Financial Services revenue increased $11 million, or 15.3%, in the three months ended March 31, 2012, compared to the three months ended April 2, 2011, primarily due to an increase in interchange and interest income, lower interest expense, and growth in the number of active accounts and average balance per account, partially offset by higher customer reward costs. During the three months ended March 31, 2012, the Financial Services segment issued $92 million in certificates of deposit, renewed its $225 million variable funding facility for an additional year, and completed a $500 million term securitization.

Current Business Environment

Worldwide Credit Markets and Macroeconomic Environment - We believe that improvements in the United States economy helped lead to a lower level of delinquencies and a decrease in charge-offs comparing the three months ended March 31, 2012, to the three months ended April 2, 2011. We expect our charge-off and delinquency levels to remain below industry averages. The Financial Services segment continues to monitor developments in the securitization and certificates of deposit markets to ensure adequate access to liquidity.

Developments in Legislation and Regulation – The Jumpstart Our Business Startups Act (the “JOBS Act”) was signed into law on April 5, 2012, and will implement extensive changes to the laws regulating private offerings of securities, including Rule 144A private offerings such as the private offerings of asset-backed securities of the Cabela's Master Credit Card Trust and related entities (collectively referred to as the “Trust”) that WFB sponsors. The JOBS Act is designed to ease regulatory burdens related to certain capital raising transactions and requires the SEC to amend Rule 144A to provide that securities may be offered pursuant to Rule 144A by means of general solicitation or general advertising, including to persons other than qualified institutional buyers, so long as the issuer reasonably believes that each ultimate purchaser is a qualified institutional buyer.

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

The Reform Act established the new independent Consumer Financial Protection Bureau, which will have broad rulemaking, supervisory, and enforcement authority over consumer products, including credit cards. The Reform Act will also affect a number of significant changes relating to asset-backed securities, including additional oversight and regulation of credit rating agencies and additional reporting and disclosure requirements. The changes resulting from the Reform Act may impact our profitability, require changes to certain of the Financial Services segment's business practices, impose upon the Financial Services segment more stringent capital, liquidity, and leverage ratio requirements, increase FDIC deposit insurance premiums, or otherwise adversely affect the Financial Services segment's business. These changes may also require the Financial Services segment to invest significant management attention and resources to evaluate and make necessary changes.

Several rules and regulations have recently been proposed or adopted that may substantially affect issuers of asset-backed securities.

On October 11, 2011, the Federal Reserve, the Office of the Comptroller of Currency, the FDIC, and the SEC issued proposed regulations implementing certain provisions under the Reform Act limiting proprietary trading and sponsorship or investment in hedge funds and private equity funds (the "Volcker Rule"). The proposed regulations are complex and have been the subject of extensive comment. As proposed, these regulations may apply to us and could limit our ability to engage in the types of transactions covered by the Volcker Rule and may impose potentially burdensome compliance, monitoring, and reporting obligations. There remains considerable uncertainty regarding whether the final regulations implementing the Volcker Rule will differ from the proposed regulations, and the effect of any final regulations on our Retail and Direct businesses and the business of the Financial Services segment, and its ability and willingness to sponsor securitization transactions in the future.

On September 19, 2011, the SEC proposed a new rule under the Securities Act of 1933, as amended, to implement certain provisions of the Reform Act. Under the proposed rule, an underwriter, placement agent, initial purchaser, or sponsor of an asset-backed security, or any affiliate of any such person, shall not at any time within one year after the first closing of the sale of the asset-backed security, engage in any transaction that would involve or result in any material conflict of interest with respect to any investor in a transaction arising out of such activity. The proposed rule would exempt certain risk-mitigating hedging activities, liquidity commitments, and bona fide market-making activity. It is not clear how the final rule will differ from the proposed rule, if at all. The final rule's impact on the securitization market and the Financial Services segment is also unclear at this time.

The Trust is structured to qualify for the exemption from the Investment Company Act of 1940, as amended (the “Investment Company Act”) provided by Investment Company Act Rule 3a-7. On August 31, 2011, the SEC issued an advance notice of proposed rulemaking regarding possible amendments to Investment Company Act Rule 3a-7. At this time, it is uncertain what form the related proposed and final rules will take, whether the Trust would continue to be eligible to rely on the exemption provided by Investment Company Act Rule 3a-7, and whether the Trust would qualify for any other Investment Company Act exemption.
On July 26, 2011, the SEC re-proposed certain rules for asset-backed securities offerings (“SEC Regulation AB II”) which were originally proposed by the SEC on April 7, 2010. If adopted, SEC Regulation AB II would substantially change the disclosure, reporting, and offering process for private offerings of asset-backed securities that rely on the Rule 144A safe harbor, including the Trust's private offerings of asset-backed securities. As currently proposed, SEC Regulation AB II would, among other things, alter the safe harbor standards for private placements of asset-backed securities imposing informational requirements similar to those applicable to registered public offerings. The final form that SEC Regulation AB II may take is uncertain at this time, but it may impact the Financial Services segment's ability and/or desire to sponsor securitization transactions in the future.
On March 29, 2011, pursuant to the provisions of the Reform Act, the SEC, the Federal Reserve, the FDIC, and certain other federal agencies issued proposed regulations requiring securitization sponsors to retain an economic interest in assets that they securitize. Subject to certain exceptions, the proposed regulations would generally require the sponsor of a securitization transaction to retain at least 5% of the credit risk of the securitized assets and would provide securitization sponsors with a number of options for satisfying this requirement. Each of these options would require the sponsor to provide certain disclosures to investors a reasonable time prior to sale and upon request to the SEC and the sponsor's applicable federal banking regulator. In addition, the sponsor would be subject to certain prohibitions on hedging, transferring, or financing the retained credit risk. If adopted, the proposed regulations will likely affect most types of private securitization transactions, including those sponsored by the Financial Services segment. It is not clear how the final regulations will differ from the proposed regulations, if at all, or the impact of the final regulations on the Financial Services segment and its ability and willingness to continue to rely on the securitization market for funding.

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
Operations Review

 The three months ended March 31, 2012, and April 2, 2011, each consisted of 13 weeks. Our operating results expressed as a percentage of revenue were as follows for the periods presented.

	Three Months Ended
	March 31, 2012	April 2, 2011

Revenue	100.00%	100.00%
Cost of revenue	56.26	58.16
Gross profit (exclusive of depreciation and amortization)	43.74	41.84
Selling, distribution, and administrative expenses	36.27	36.58
Operating income	7.47	5.26
Other income (expense):
Interest expense, net	(0.72)	(1.03)
Other income, net	0.22	0.34
Total other income (expense), net	(0.50)	(0.69)
Income before provision for income taxes	6.97	4.57
Provision for income taxes	2.35	1.54
Net income	4.62%	3.03%

Results of Operations - Three Months Ended March 31, 2012, Compared to April 2, 2011

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

	Three Months Ended
	March 31, 2012		April 2, 2011		Increase (Decrease)	% Change
		%		%
	(Dollars in Thousands)

Retail	$345,331	55.4%	$301,836	51.4%	$43,495	14.4%
Direct	190,195	30.5	207,451	35.4	(17,256)	(8.3)
Financial Services	83,455	13.4	72,371	12.3	11,084	15.3
Other	4,523	0.7	5,053	0.9	(530)	(10.5)
	$623,504	100.0%	$586,711	100.0%	$36,793	6.3%

Product Sales Mix - The following table sets forth the percentage of our merchandise revenue contributed by major product categories for our Retail and Direct segments and in total for the three months ended March 31, 2012, and April 2, 2011.

	Retail		Direct		Total
Product Category	March 31, 2012	April 2, 2011	March 31, 2012	April 2, 2011	March 31, 2012	April 2, 2011

Hunting Equipment	51.5%	48.7%	35.0%	33.6%	45.8%	42.8%
General Outdoors	29.4	30.6	35.5	35.3	31.5	32.4
Clothing and Footwear	19.1	20.7	29.5	31.1	22.7	24.8
Total	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

The hunting equipment merchandise category includes a wide variety of firearms, ammunition, optics, archery products, and related accessories and supplies. The general outdoors merchandise category includes a full range of equipment and accessories supporting all outdoor activities, including all types of fishing and tackle products, boats and marine equipment, camping gear and equipment, food preparation and outdoor cooking products, all-terrain vehicles and accessories for automobiles and all-terrain vehicles, and gifts and home furnishings. The clothing and footwear merchandise category includes fieldwear apparel and footwear, sportswear, women's and children's casual clothing and footwear, and workwear products.

Retail Revenue - Retail revenue increased $43 million, or 14.4%, in the three months ended March 31, 2012, compared to the three months ended April 2, 2011, primarily due to an increase of $29 million in revenue from the addition of new retail stores comparing the respective periods and an increase in comparable store sales of $12 million. Retail revenue growth was primarily led by an increase in the hunting equipment product category.

	Three Months Ended
	March 31, 2012	April 2, 2011	Increase (Decrease)	% Change
	(Dollars in Thousands)

Comparable stores sales	$304,748	$292,422	$12,326	4.2%

Direct Revenue - Direct revenue decreased $17 million, or 8.3%, in the three months ended March 31, 2012, compared to the three months ended April 2, 2011, primarily due to a decrease in revenue originated from our call centers. The decrease in Direct revenue comparing the three months ended March 31, 2012, to the three months ended April 2, 2011, was partially due to competitors reducing prices to liquidate excess winter inventory, which we did not need to do. The decrease in Direct revenue was attributable to declines in the clothing and footwear product category.

Financial Services Revenue -  The following table sets forth the components of Financial Services revenue for the three months ended:

	March 31, 2012	April 2, 2011	Increase (Decrease)	% Change
	(Dollars in Thousands)

Interest and fee income	$73,108	$68,402	$4,706	6.9%
Interest expense	(13,891)	(17,292)	(3,401)	(19.7)
Provision for loan losses	(6,646)	(7,674)	(1,028)	(13.4)
Net interest income, net of provision for loan losses	52,571	43,436	9,135	21.0
Non-interest income:
Interchange income	68,427	58,673	9,754	16.6
Other non-interest income	4,039	3,046	993	32.6
Total non-interest income	72,466	61,719	10,747	17.4
Less: Customer rewards costs	(41,582)	(32,784)	8,798	26.8
Financial Services revenue	$83,455	$72,371	$11,084	15.3%

Financial Services revenue increased $11 million, or 15.3%, for the three months ended March 31, 2012, compared to the three months ended April 2, 2011. The increase in interest and fee income of $5 million was due to an increase in credit card loans, partially offset by changes in the mix of credit card loan balances at each interest rate. Interest expense decreased $3 million due to decreases in interest rates. The increases in interchange income of $10 million and customer rewards costs of $9 million were due to an increase in credit card purchases.

The following table sets forth the components of Financial Services revenue as a percentage of average total credit card loans, including any accrued interest and fees, for the three months ended:

	March 31, 2012	April 2, 2011

Interest and fee income	10.0%	10.4%
Interest expense	(2.0)	(2.6)
Provision for loan losses	(0.8)	(1.2)
Interchange income	9.2	8.9
Other non-interest income	0.4	0.5
Customer rewards costs	(5.6)	(5.0)
Financial Services revenue	11.2%	11.0%

Key statistics reflecting the performance of the Cabela's CLUB Visa program are shown in the following chart for the three months ended:

	March 31, 2012	April 2, 2011	Increase (Decrease)	% Change
	(Dollars in Thousands Except Average Balance per Account )

Average balance of credit card loans (1)	$2,967,556	$2,630,001	$337,555	12.8%
Average number of active credit card accounts	1,482,452	1,377,200	105,252	7.6
Average balance per active credit card account (1)	$2,002	$1,910	$92	4.8
Net charge-offs on credit card loans (1)	$14,846	$18,035	$(3,189)	(17.7)
Net charge-offs as a percentage of average credit card loans (1)	2.00%	2.74%	(0.74)%
(1) Includes accrued interest and fees

The average balance of credit card loans increased to $3.0 billion, or 12.8%, for the three months ended March 31, 2012, compared to the three months ended April 2, 2011, due to an increase in the number of active accounts and the average balance per account.  The average number of active accounts increased to 1.5 million, or 7.6%, compared to the three months ended April 2, 2011, due to our marketing efforts.  Net charge-offs as a percentage of average credit card loans decreased to 2.00% for the three months ended March 31, 2012, down 74 basis points compared to the three months ended April 2, 2011, due to improvements in delinquencies and delinquency roll-rates.  See “Asset Quality of Cabela's CLUB Visa Program” in this report for additional information on trends in delinquencies and non-accrual loans and analysis of our allowance for loan losses.

Other Revenue

Other revenue was $5 million in both the three months ended March 31, 2012, and the three months ended April 2, 2011.

Merchandise Gross Profit

Comparisons and analysis of our gross profit on merchandising revenue are presented below for the periods presented:

	Three Months Ended
	March 31, 2012	April 2, 2011	Increase (Decrease)	% Change
	(Dollars in Thousands)

Merchandise sales	$535,277	$509,110	$26,167	5.1%
Merchandise gross profit	184,557	167,900	16,657	9.9
Merchandise gross profit as a percentage of merchandise sales	34.5%	33.0%	1.5%

 Merchandise Gross Profit - Our merchandise gross profit increased $17 million, or 9.9%, to $185 million in the three months ended March 31, 2012, compared to the three months ended April 2, 2011. The increase in our merchandise gross profit was primarily due to better inventory management, which reduced the need to mark down product, continued improvements in vendor collaboration, and further advancements in price optimization.

Our merchandise gross profit as a percentage of merchandise sales increased 150 basis points in the three months ended March 31, 2012, compared to the three months ended April 2, 2011, primarily due to continued improvements in pre-season and in-season inventory management and vendor collaboration which allowed us to avoid significant end of season markdowns as we transitioned from fall to spring merchandise.

Selling, Distribution, and Administrative Expenses

Selling, distribution, and administrative expenses include all operating expenses related to our retail stores, Internet website, distribution centers, product procurement, Financial Services segment, and overhead costs, including: advertising and marketing, catalog costs, employee compensation and benefits, occupancy costs, information systems processing, and depreciation and amortization. Comparisons and analysis of our selling, distribution, and administrative expenses are presented below for the periods presented:

	Three Months Ended
	March 31, 2012	April 2, 2011	Increase (Decrease)	% Change
	(Dollars in Thousands)

Selling, distribution, and administrative expenses	$226,169	$214,614	$11,555	5.4%
SD&A expenses as a percentage of total revenue	36.3%	36.6%	(0.3)%
Retail store pre-opening costs	$3,998	$2,760	$1,238	44.9

Selling, distribution, and administrative expenses increased $12 million, or 5.4%, in the three months ended March 31, 2012, compared to the three months ended April 2, 2011. Expressed as a percentage of total revenue, selling, distribution, and administrative expenses decreased 30 basis points to 36.3% compared to 36.6% for the three months ended April 2, 2011. The most significant factors contributing to the changes in selling, distribution, and administrative expenses in the three months ended March 31, 2012, compared to the three months ended April 2, 2011, included:

•
an increase of $10 million in employee compensation and benefits primarily due to the opening of new retail stores and increases in staff for other retail stores, merchandising and distribution centers, and general corporate overhead support;

•
a decrease of $3 million in advertising and promotional costs to support customer relationships, for new store openings, and from an increase in account origination costs in the Financial Services segment;

•	a decrease of $3 million in direct marketing costs; and

•	an increase of $2 million in building costs and depreciation primarily related to the operations and maintenance of our new and existing retail stores as well as corporate offices.

Significant changes in selling, distribution, and administrative expenses related to specific business segments included the following:

Retail Segment:

•	A decrease of $4 million in fees received from the Financial Services segment.

•	An increase of $4 million in employee compensation and benefits primarily due to the opening of new retail stores and increases in staff for other retail stores and merchandising teams.

•	An increase of $2 million in building costs primarily related to the operations and maintenance of our new and existing retail stores.

Direct Segment:

•
A net decrease of $5 million in advertising and direct marketing costs primarily due to a managed reduction in catalog page count partially offset by increases in Internet related expenses due to our expanded use of digital marketing channels and enhancements to our website.

•	A decrease of $4 million in fees received from the Financial Services segment.

Financial Services Segment:

•	A decrease of $8 million in fees paid under an Intercompany Agreement by the Financial Services segment to the Retail segment ($4 million) and the Direct segment ($4 million).

•	An increase of $2 million in employee compensation and benefits principally for positions added to support the growth of credit card operations.

Corporate Overhead, Distribution Centers, and Other:

•	An increase of $5 million in employee compensation and benefits in general corporate and the distribution centers to support operational growth.

Operating Income

Operating income is revenue less cost of revenue and selling, distribution, and administrative expenses.  Operating income for our merchandise business segments excludes costs associated with operating expenses of distribution centers, procurement activities, and other corporate overhead costs.

	Three Months Ended
	March 31, 2012	April 2, 2011	Increase (Decrease)	% Change
	(Dollars in Thousands)

Total operating income	$46,576	$30,887	$15,689	50.8%
Total operating income as a percentage of total revenue	7.5%	5.3%	2.2%

Operating income by business segment:
Retail	$44,227	$34,888	$9,339	26.8
Direct	34,174	35,982	(1,808)	(5.0)
Financial Services	29,002	13,967	15,035	107.6

Operating income as a percentage of segment revenue:
Retail	12.8%	11.6%	1.2%
Direct	18.0	17.3	0.7
Financial Services	34.8	19.3	15.5

Operating income increased $16 million, or 50.8%, in the three months ended March 31, 2012, compared to the three months ended April 2, 2011, and operating income as a percentage of revenue increased to 7.5% in the three months ended March 31, 2012. The increases in total operating income and total operating income as a percentage of total revenue were primarily due to increases in revenue from our Retail and Financial Services segments as well as an increase in our merchandise gross profit. These improvements were partially offset by lower revenue from our Direct segment and higher consolidated operating expenses. Selling, distribution, and administrative expenses increased primarily due to increases in comparable and new store costs and related support areas.

Prior to January 1, 2012, under an Intercompany Agreement, the Financial Services segment had incurred a marketing fee that was paid to the Retail and Direct segments. Effective January 1, 2012, this Intercompany Agreement was amended with the marketing fee component eliminated and replaced with a fixed license fee equal to 70 basis points on all originated charge volume of Cabela's CLUB Visa credit card portfolio. In addition, among other changes, the agreement requires the Financial Services segment to reimburse the Retail and Direct segments for certain operating costs. The Company does not expect that reported operating income by segment, or the components of operating income for each segment, will be materially impacted for full year 2012 compared to prior years by this new agreement.
Reported operating income by segment, and the components of operating income for each segment, were not materially impacted in the three months ended March 31, 2012, compared to the three months ended April 2, 2011, by the amendments to the Intercompany Agreement. Fees paid under the Intercompany Agreement by the Financial Services segment to these two segments decreased $8 million in the three months ended March 31, 2012, compared to the three months ended April 2, 2011, a $4 million decrease to the Retail segment and a $4 million decrease to the Direct segment.

Interest (Expense) Income, Net

Interest expense, net of interest income, decreased $1 million to $5 million in the three months ended March 31, 2012, compared to $6 million in the three months ended April 2, 2011. Interest expense is accrued on our revolving credit facilities and long-term debt as well as on unrecognized tax benefits.

CABELA'S INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands Except Share and Per Share Amounts)
(Unaudited)

Other Non-Operating Income, Net

Other non-operating income was $1 million in the three months ended March 31, 2012, compared to $2 million in the three months ended April 2, 2011.  This income is primarily from interest earned on our economic development bonds.

Provision for Income Taxes

Our effective tax rate was 33.7% for both the three months ended March 31, 2012, and the three months ended April 2, 2011.  The effective tax rates for both periods differed from our statutory rate primarily due to the mix of taxable income between the United States and foreign tax jurisdictions.

Asset Quality of Cabela's CLUB Visa Program

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

The quality of our credit card loan portfolio at any time reflects, among other factors:  1) the creditworthiness of cardholders, 2) general economic conditions, 3) the success of our account management and collection activities, and 4) the life-cycle stage of the portfolio.  During periods of economic weakness, delinquencies and net charge-offs are more likely to increase. We have mitigated periods of economic weakness by selecting a customer base that is very creditworthy.  The median FICO scores of our credit cardholders were 786 at March 31, 2012, compared to 788 at December 31, 2011, and 787 at April 2, 2011.

The following table shows delinquent, non-accrual, and restructured loans as a percentage of our credit card loans, including any accrued interest and fees, at the periods ended:

	March 31, 2012	December 31, 2011	April 2, 2011
Number of days delinquent and still accruing:
Greater than 30 days	0.59%	0.64%	0.63%
Greater than 60 days	0.35	0.38	0.39
Greater than 90 days	0.19	0.20	0.20

Non-accrual	0.22	0.20	0.28
Restructured (excluded from percentages above)	1.90	1.91	2.91

The following table reports delinquencies, including any delinquent non-accrual and restructured credit card loans, as a percentage of our credit card loans, including any accrued interest and fees, in a manner consistent with our monthly external reporting for the periods presented:

	March 31, 2012	December 31, 2011	April 2, 2011
Number of days delinquent:
Greater than 30 days	0.80%	0.87%	0.95%
Greater than 60 days	0.49	0.53	0.59
Greater than 90 days	0.26	0.27	0.30

Delinquencies declined as a result of improvements in the economic environment and our conservative underwriting criteria and active account management.

Allowance for Loan Losses and Charge-offs

The allowance for loan losses represents management's estimate of probable losses inherent in the credit card loan portfolio. The allowance for loan losses is established through a charge to the provision for loan losses and is regularly evaluated by management for adequacy. Loans on a payment plan or non-accrual are segmented from the rest of the credit card loan portfolio into a restructured credit card loan segment before establishing an allowance for loan losses as these loans have a higher probability of loss. Management estimates losses inherent in the credit card loans segment and restructured credit card loans segment based on a model which tracks historical loss experience on delinquent accounts, bankruptcies, death, and charge-offs, net of estimated recoveries. The Financial Services segment uses a migration analysis and historical bankruptcy and death rates to estimate the likelihood that a credit card loan will progress through the various stages of delinquency and to charge-off. This analysis estimates the gross amount of principal that will be charged off over the next twelve months, net of recoveries. This estimate is used to derive an estimated allowance for loan losses. In addition to these methods of measurement, management also considers other factors such as general economic and business conditions affecting key lending areas, credit concentration, changes in origination and portfolio management, and credit quality trends. Since the evaluation of the inherent loss with respect to these factors is subject to a high degree of uncertainty, the measurement of the overall allowance is subject to estimation risk, and the amount of actual losses can vary significantly from the estimated amounts.

Charge-offs consist of the uncollectible principal, interest, and fees on a customer's account.  Recoveries are the amounts collected on previously charged-off accounts.  Most bankcard issuers charge off accounts at 180 days. We charge off credit card loans on a daily basis after an account becomes at a minimum 130 days contractually delinquent to allow us to manage the collection process more efficiently. Accounts relating to cardholder bankruptcies, cardholder deaths, and fraudulent transactions are charged off earlier. The Financial Services segment records charged-off cardholder fees and accrued interest receivable directly against interest and fee income included in Financial Services revenue.

 The following table shows the activity in our allowance for loan losses and charge off activity for the periods presented:

	Three Months Ended
	March 31, 2012	April 2, 2011
	(Dollars in Thousands)

Balance, beginning of period	$73,350	$90,900
Provision for loan losses	6,646	7,674

Charge-offs	(18,012)	(21,255)
Recoveries	5,066	5,481
Net charge-offs	(12,946)	(15,774)
Balance, end of period	$67,050	$82,800

Net charge-offs on credit card loans	$(12,946)	$(15,774)
Charge-offs of accrued interest and fees (recorded as a reduction in interest and fee income)	(1,900)	(2,261)
Total net charge-offs including accrued interest and fees	$(14,846)	$(18,035)

Net charge-offs including accrued interest and fees as a percentage of average credit card loans	2.00%	2.74%

For the three months ended March 31, 2012, net charge-offs as a percentage of average credit card loans decreased to 2.00%, down 74 basis points compared to 2.74% for the three months ended April 2, 2011. We believe our charge-off levels remain well below industry averages.  Our net charge-off rates and allowance for loan losses have decreased due to improved outlooks in the quality of our credit card portfolio evidenced by lower delinquencies and delinquency roll-rates and favorable charge-off trends.

Liquidity and Capital Resources

Overview

Our Retail and Direct segments and the Financial Services segment have significantly differing liquidity and capital needs. We believe that we will have sufficient capital available from cash on hand, our revolving credit facility, and other borrowing sources to fund our foreseeable cash requirements and near-term growth plans. At March 31, 2012, December 31, 2011, and April 2, 2011, cash on a consolidated basis totaled $157 million, $305 million, and $168 million, respectively, of which $97 million, $117 million, and $151 million, respectively, was cash at the Financial Services segment which will be utilized to meet this segment's liquidity requirements.  We evaluate the credit markets for certificates of deposit and securitizations to determine the most cost effective source of funds for the Financial Services segment.
As of March 31, 2012, cash and cash equivalents held by our foreign subsidiaries totaled $29 million.  Our intent is to permanently reinvest a portion of these funds outside the United States for capital expansion, and to repatriate a portion of these funds. Based on our current projected capital needs and the current amount of cash and cash equivalents held by our foreign subsidiaries, we do not anticipate incurring any material tax costs beyond our accrued tax position in connection with any repatriation, but we may be required to accrue for unanticipated additional tax costs in the future if our expectations or the amount of cash held by our foreign subsidiaries change.

On October 11, 2011, the Federal Reserve, the Office of the Comptroller of Currency, the FDIC, and the SEC issued proposed regulations implementing certain provisions under the Reform Act limiting proprietary trading and sponsorship or investment in hedge funds and private equity funds (the "Volcker Rule"). The proposed regulations are complex and have been the subject of extensive comment. As proposed, these regulations may apply to us and could limit our ability to engage in the types of transactions covered by the Volcker Rule and may impose potentially burdensome compliance, monitoring, and reporting obligations. There remains considerable uncertainty regarding whether the final regulations implementing the Volcker Rule will differ from the proposed regulations, and the effect of any final regulations on our Retail and Direct businesses and the business of the Financial Services segment, and its ability and willingness to sponsor securitization transactions in the future.

Retail and Direct Segments – The primary cash requirements of our merchandising business relate to capital for new retail stores, purchases of inventory, investments in our management information systems and infrastructure, purchases of economic development bonds related to the construction of new retail stores, and general working capital needs. We historically have met these requirements with cash generated from our merchandising business operations, borrowing under revolving credit facilities, issuing debt and equity securities, obtaining economic development grants from state and local governments when developing new retail stores, collecting principal and interest payments on our economic development bonds, and from the retirement of economic development bonds.

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

On November 2, 2011, we entered into a new credit agreement providing for a $415 million revolving credit facility that expires on November 2, 2016. The unsecured $415 million revolving credit facility permits the issuance of letters of credit up to $100 million and swing line loans up to $20 million. This credit facility may be increased to $500 million subject to certain terms and conditions. Advances under the credit facility will be used for the Company’s general business purposes, including working capital support.
Our unsecured $415 million revolving credit facility and unsecured senior notes contain certain financial covenants, including the maintenance of minimum debt coverage, a fixed charge coverage ratio, a leverage ratio, and a minimum consolidated net worth standard. In the event that we failed to comply with these covenants, a default would trigger and all principal and outstanding interest would immediately be due and payable. At March 31, 2012, we were in compliance with all financial covenants under our credit agreements and unsecured notes. We anticipate that we will continue to be in compliance with all financial covenants under our credit agreements and unsecured notes through at least the next 12 months.

Our $15 million Canadian dollars ("CAD") unsecured revolving credit facility is for our operation in Canada and expires June 30, 2013.  The credit facility permits the issuance of up to $5 million CAD in letters of credit, which reduce the overall credit limit available under the credit facility.

The Company announced on February 16, 2012, that it intends to repurchase up to 800,000 shares of its common stock in open market transactions through February 2013 to offset future equity grants. The Company did not repurchase any shares of its common stock during the three months ended March 31, 2012. We expect to fund any repurchases of our common stock with cash from operations.

Financial Services Segment – The primary cash requirements of the Financial Services segment relate to the financing of credit card loans.  These cash requirements will increase if our credit card originations increase or if our cardholders' balances or spending increase. The Financial Services segment sources operating funds in the ordinary course of business through various financing activities, which include funding obtained from securitization transactions, obtaining brokered and non-brokered certificates of deposit, borrowing under its federal funds purchase agreements, and generating cash from operations. During the three months ended March 31, 2012, the Financial Services segment issued $92 million in certificates of deposit, renewed its $225 million variable funding facility for an additional year, and completed a $500 million term securitization.

WFB is prohibited by regulations from lending money to Cabela's or other affiliates. WFB is subject to capital requirements imposed by Nebraska banking law and the Visa U.S.A., Inc. ("Visa") membership rules, and its ability to pay dividends is also limited by Nebraska and Federal banking law.  If there are any disruptions in the credit markets, the Financial Services segment, like many other financial institutions, may increase its funding from certificates of deposit which may result in increased competition in the deposits market with fewer funds available or at unattractive rates.  Our ability to issue certificates of deposit is reliant on our current regulatory capital levels.  WFB is classified as a “well capitalized” bank, the highest category under the regulatory framework for prompt corrective action.  If WFB were to be classified as an “adequately capitalized” bank, which is the next level category down from "well capitalized," we would be required to obtain a waiver from the FDIC in order to continue to issue certificates of deposit.  We will invest additional capital in the Financial Services segment, if necessary, in order for WFB to continue to meet the minimum requirements for the "well-capitalized" classification under the regulatory framework for prompt corrective action. In addition to the non-brokered certificates of deposit market to fund growth and maturing securitizations, we have access to the brokered certificates of deposit market through multiple financial institutions for liquidity and funding purposes.

The ability of the Financial Services segment to engage in securitization transactions on favorable terms or at all could be adversely affected by disruptions in the capital markets or other events, which could materially affect our business and cause the Financial Services segment to lose an important source of capital.  The Reform Act, which was signed into law in July 2010, will also affect a number of significant changes relating to asset-backed securities, including additional oversight and regulation of credit rating agencies and additional reporting and disclosure requirements. The changes resulting from the Reform Act may impact our profitability, require changes to certain Financial Services segment business practices, impose upon the Financial Services segment more stringent capital, liquidity, and leverage ratio requirements, increase FDIC deposit insurance premiums, or otherwise adversely affect the Financial Services segment's business. These changes may also require the Financial Services segment to invest significant management attention and resources to evaluate and make necessary changes. On September 27, 2010, the FDIC approved a final rule that, subject to certain conditions, preserved the safe-harbor treatment for legal isolation of transferred assets applicable to certain grandfathered revolving trusts and master trusts that had issued at least one series of asset-backed securities as of such date, which we believe included the Trust. The final rule imposes significant new conditions on the availability of the safe-harbor with respect to securitizations that are not grandfathered.

In addition, several rules and regulations have recently been proposed or adopted that may substantially affect issuers of asset-backed securities. The Jumpstart Our Business Startups Act (the “JOBS Act”) was signed into law on April 5, 2012, and will implement extensive changes to the laws regulating private offerings of securities, including Rule 144A private offerings such as the private offerings of asset-backed securities of the Trust that WFB sponsors. The JOBS Act is designed to ease regulatory burdens related to certain capital raising transactions and requires the SEC to amend Rule 144A to provide that securities may be offered pursuant to Rule 144A by means of general solicitation or general advertising, including to persons other than qualified institutional buyers, so long as the issuer reasonably believes that each ultimate purchaser is a qualified institutional buyer.

On September 19, 2011, the SEC proposed a new rule under the Securities Act of 1933, as amended, to implement certain provisions of the Reform Act. Under the proposed rule, an underwriter, placement agent, initial purchaser, or sponsor of an asset-backed security, or any affiliate of any such person, shall not at any time within one year after the first closing of the sale of the asset-backed security, engage in any transaction that would involve or result in any material conflict of interest with respect to any investor in a transaction arising out of such activity. The proposed rule would exempt certain risk-mitigating hedging activities, liquidity commitments, and bona fide market-making activity. It is not clear how the final rule will differ from the proposed rule, if at all. The final rule's impact on the securitization market and the Financial Services segment is also unclear at this time.

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

On July 26, 2011, the SEC re-proposed certain rules for asset-backed securities offerings ("SEC Regulation AB II") which were originally proposed by the SEC on April 7, 2010. If adopted, SEC Regulation AB II would substantially change the disclosure, reporting, and offering process for private offerings of asset-backed securities that rely on the Rule 144A safe harbor, including the Trust's private offerings of asset-backed securities. As currently proposed, SEC Regulation AB II would, among other things, alter the safe harbor standards for private placements of asset-backed securities imposing informational requirements similar to those applicable to registered public offerings. The final form that SEC Regulation AB II may take is uncertain at this time, but it may impact the Financial Services segment's ability and/or desire to sponsor securitization transactions in the future.

On March 29, 2011, pursuant to the provisions of the Reform Act, the SEC, the Federal Reserve, the FDIC, and certain other federal agencies issued proposed regulations requiring securitization sponsors to retain an economic interest in assets that they securitize. Subject to certain exceptions, the proposed regulations would generally require the sponsor of a securitization transaction to retain at least 5% of the credit risk of the securitized assets and would provide securitization sponsors with a number of options for satisfying this requirement. Each of these options would require the sponsor to provide certain disclosures to investors a reasonable time prior to sale and upon request to the SEC and the sponsor's applicable federal banking regulator. In addition, the sponsor would be subject to certain prohibitions on hedging, transferring, or financing the retained credit risk. If adopted, the proposed regulations will likely affect most types of private securitization transactions, including those sponsored by the Financial Services segment. It is not clear how the final regulations will differ from the proposed regulations, if at all, or the impact of the final regulations on the Financial Services segment and its ability and willingness to continue to rely on the securitization market for funding.

On January 20, 2011, under provisions of the Reform Act, the SEC adopted rules that require issuers of asset-backed securities to disclose demand, repurchase, and replacement information through the periodic filing of a new form with the SEC. One of these rules requires rating agencies to disclose in any report accompanying a credit rating for an asset-backed security the representations, warranties, and enforcement mechanisms available to investors and how they differ from those in similar securities. Also pursuant to the provisions of the Reform Act, on January 20, 2011, the SEC issued rules that require issuers of registered asset-backed securities to perform a review of the assets underlying the securities and to publicly disclose information relating to the review. These rules also require issuers of asset-backed securities to make publicly available the findings and conclusions of any third-party due diligence report obtained by the issuer. It remains to be seen whether and to what extent the January 20, 2011 rules or any other final rules adopted by the SEC will impact the Financial Services segment and its ability and willingness to continue to rely on the securitization market for funding.

Operating, Investing, and Financing Activities

The following table presents changes in our cash and cash equivalents for the periods presented:

	Three Months Ended
	March 31, 2012	April 2, 2011
	(In Thousands)

Net cash (used in) provided by operating activities	$(6,421)	$7,881
Net cash provided by investing activities	81,826	81,105
Net cash used in financing activities	(222,868)	(57,079)

2012 versus 2011

Operating Activities - Cash from operating activities decreased $14 million in the three months ended March 31, 2012, compared to the three months ended April 2, 2011. Inventories increased $45 million at March 31, 2012, compared to December 31, 2011, while inventories increased $54 million at April 2, 2011, compared to fiscal year end 2010. Increases in inventories are primarily due to the addition of new retail stores and a continued initiative to maintain a sufficient level of core inventory on hand. Accounts payable and accrued expenses decreased $60 million in the three months ended March 31, 2012, compared to a decrease of $51 million in the three months ended April 2, 2011, and net income increased $11 million in the three months ended March 31, 2012, compared April 2, 2011. Offsetting these increases to cash were decreases of $35 million in income taxes and $6 million in accounts receivable and prepaid expenses comparing the three months ended March 31, 2012, to the three months ended April 2, 2011. During the three months ended March 31, 2012, we made an estimated payment for United States federal income taxes of $16 million and an income tax payment of $26 million on foreign taxable income for fiscal years 2010 and 2009.

Investing Activities - Cash provided by investing activities increased $1 million in the three months ended March 31, 2012, compared to the three months ended April 2, 2011. The Financial Services segment received cash on a net basis for credit card loans originated externally at third parties totaling $121 million in the three months ended March 31, 2012, compared to $111 million in the three months ended April 2, 2011. Restricted cash accounts of the Trust decreased $3 million in the three months ended March 31, 2012, compared to April 2, 2011. Cash paid for property and equipment additions totaled $40 million in the three months ended March 31, 2012, compared to $33 million in the three months ended April 2, 2011.  At March 31, 2012, we estimated total capital expenditures for the development, construction, and completion of retail stores, including the purchase of economic development bonds, if any, to approximate $142 million through the next 12 months.  We expect to fund these estimated capital expenditures with cash from operations.

Financing Activities - Cash used in financing activities increased $166 million in the three months ended March 31, 2012, compared to the three months ended April 2, 2011.  This net change was primarily due to a net decrease in time deposits, where the Financial Services segment generated $270 million in the three months ended April 2, 2011, compared to $36 million in the three months ended March 31, 2012. Also, net borrowings on our lines of credit for working capital and inventory financing decreased $63 million in the three months ended March 31, 2012, compared to April 2, 2011.  At March 31, 2012, we had no balance outstanding on our unsecured revolving credit facility compared to $60 million outstanding at April 2, 2011. We had a net decrease from the secured obligations of the Trust, which totaled $270 million in net repayments for the three months ended March 31, 2012, compared to a net decrease of $393 million for the three months ended April 2, 2011. In addition, the Financial Services segment completed a $500 million term securitization on March 7, 2012, to fund secured borrowings that matured in 2012. We also had a net increase of $10 million from the exercise of employee stock options in the three months ended March 31, 2012, compared to the three months ended April 2, 2011.

The Company announced on February 16, 2012, that it intends to repurchase up to 800,000 shares of its common stock in open market transactions through February 2013 to offset future equity grants. The Company did not repurchase any shares of its common stock during the three months ended March 31, 2012. We expect to fund any repurchases of our common stock with cash from operations.

The following table presents the borrowing activities of our merchandising business and the Financial Services segment for the periods presented:

	Three Months Ended
	March 31, 2012	April 2, 2011
	(In Thousands)

Borrowings (repayments) on revolving credit facilities and inventory financing, net	$3,622	$66,323
Secured borrowings (repayments) of the Trust, net	(270,000)	(393,000)
Issuances (repayments) of long-term debt, net of repayments	(8,203)	(56)
Total	$(274,581)	$(326,733)

The following table summarizes our availability under the Company's debt and credit facilities, excluding the facilities of the Financial Services segment, at the periods ended:

	March 31, 2012	April 2, 2011
	(In Thousands)

Amounts available for borrowing under credit facilities (1)	$430,000	$365,000
Principal amounts outstanding	(3,524)	(65,756)
Outstanding letters of credit and standby letters of credit	(15,944)	(15,576)
Remaining borrowing capacity, excluding the Financial Services segment facilities	$410,532	$283,668

(1)	Consists of our revolving credit facility of $415 million and $15 million CAD from the credit facility for our operations in Canada.

The Financial Services segment also has total borrowing availability of $85 million under its agreements to borrow federal funds.  At March 31, 2012, the entire $85 million of borrowing capacity was available.

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

In addition, our unsecured senior notes contain various covenants and restrictions that are usual and customary for transactions of this type. Also, the debt agreements contain cross default provisions to other outstanding credit facilities. In the event that we failed to comply with these covenants, a default would trigger and all principal and outstanding interest would immediately be due and payable. At March 31, 2012, we were in compliance with all financial covenants under our credit agreements and unsecured notes.  We anticipate that we will continue to be in compliance with all financial covenants under our credit agreements and unsecured notes through the next 12 months.

Our $15 million CAD unsecured revolving credit facility expires June 30, 2013, and permits the issuance of up to $5 million CAD in letters of credit, which reduces the overall credit limit available under the credit facility.

Economic Development Bonds and Grants

Economic Development Bonds - State or local governments may sell economic development bonds primarily to provide funding for the construction and equipping of our retail stores. In the past, we have primarily been the sole purchaser of these bonds. The payments of principal and interest on the bonds are typically tied to sales, property, or lodging taxes generated from the store and, in some cases, from businesses in the surrounding area. The governmental entity from which we purchase the bonds is not otherwise liable for repayment of principal and interest on the bonds to the extent that the associated taxes are insufficient to pay the bonds. If sufficient tax revenue is not generated by the subject properties, we will not receive scheduled payments and will be unable to realize the full value of the bonds carried on our condensed consolidated balance sheet. At March 31, 2012, December 31, 2011, and April 2, 2011, economic development bonds totaled $89 million, $87 million, and $103 million, respectively.

Grants - We generally have received grant funding in exchange for commitments made by us to the state or local government providing the funding.  The commitments, such as assurance of agreed employment and wage levels at our retail stores or that the retail store will remain open, typically phase out over approximately five to ten years. If we fail to maintain the commitments during the applicable period, the funds we received may have to be repaid or other adverse consequences may arise, which could affect our cash flows and profitability.  At March 31, 2012, December 31, 2011, and April 2, 2011, the total amount of grant funding subject to specific contractual remedies was $10 million, $10 million, and $13 million, respectively.

 Securitization of Credit Card Loans

The Financial Services segment historically has funded most of its growth in credit card loans through an asset securitization program. The Financial Services segment utilizes the Trust for the purpose of routinely selling and securitizing credit card loans and issuing beneficial interest to investors. The Trust issues variable funding facilities and long-term notes each of which has an undivided interest in the assets of the Trust. The Financial Services segment must retain a minimum 20 day average of 5% of the loans in the securitization trust which ranks pari passu with the investors' interests in the securitization trusts.  In addition, the Financial Services segment owns notes issued by the Trust from some of the securitizations, which in some cases may be subordinated to other notes issued.  The Financial Services segment's retained interests are eliminated upon consolidation of the Trust. The consolidated assets of the Trust are subject to credit, payment, and interest rate risks on the transferred credit card loans.  The credit card loans of the Trust are restricted for the repayment of the secured borrowings of the Trust.

To protect investors, the securitization structures include certain features that could result in earlier-than-expected repayment of the securities, which could cause the Financial Services segment to sustain a loss of one or more of its retained interests and could prompt the need to seek alternative sources of funding. The primary investor protection feature relates to the availability and adequacy of cash flows in the securitized pool of loans to meet contractual requirements, the insufficiency of which triggers early repayment of the securities. The Financial Services segment refers to this as the “early amortization” feature.  Investors are allocated cash flows derived from activities related to the accounts comprising the securitized pool of loans, the amounts of which reflect finance charges collected, certain fee assessments collected, allocations of interchange, and recoveries on charged off accounts.  These cash flows are considered to be restricted under the governing documents to pay interest to investors, servicing fees, and to absorb the investor's share of charge-offs occurring within the securitized pool of loans. Any cash flows remaining in excess of these requirements are reported to investors as excess spread.  An excess spread of less than zero percent for a contractually specified period, generally a three-month average, would trigger an early amortization event. Such an event could result in the Financial Services segment incurring losses related to its retained interests. In addition, if the retained interest in the loans of the Financial Services segment falls below the 5% minimum 20 day average and the Financial Services segment fails to add new accounts to the securitized pool of loans, an early amortization event would be triggered.  The investors have no recourse to WFB's other assets for failure of debtors to pay other than for breaches of certain customary representations, warranties, and covenants. These representations, warranties, covenants, and the related indemnities, do not protect the Trust or third party investors against credit-related losses on the loans.

Another feature, which is applicable to the notes issued from the Trust, is one in which excess cash flows generated by the transferred loans are held at the Trust for the benefit of the investors. This cash reserve account funding is triggered when the three-month average excess spread rate of the Trust decreases to below 4.50% or 5.50% (depending on the series) with increasing funding requirements as excess spread levels decline below preset levels or as contractually required by the governing documents. Similar to early amortization, this feature also is designed to protect the investors' interests from loss thus making the cash restricted.  Upon scheduled maturity or early amortization of a securitization, the Financial Services segment is required to remit principal payments received on the securitized pool of loans to the Trust which are restricted for the repayment of the investors' principal note.

The total amounts and maturities for our credit card securitizations as of March 31, 2012, were as follows:

Series	Type	Total Available Capacity	Third Party Investor Available Capacity	Third Party Investor Outstanding	Interest Rate	Expected Maturity
		(Dollars in Thousands)

2010-I	Term	$45,000	$—	$—	Fixed	January 2015
2010-I	Term	255,000	255,000	255,000	Floating	January 2015
2010-II	Term	165,000	127,500	127,500	Fixed	September 2015
2010-II	Term	85,000	85,000	85,000	Floating	September 2015
2011-II	Term	200,000	155,000	155,000	Fixed	June 2016
2011-II	Term	100,000	100,000	100,000	Floating	June 2016
2011-IV	Term	210,000	165,000	165,000	Fixed	October 2016
2011-IV	Term	90,000	90,000	90,000	Floating	October 2016
2012-I	Term	350,000	275,000	275,000	Fixed	February 2017
2012-I	Term	150,000	150,000	150,000	Floating	February 2017
Total term		1,650,000	1,402,500	1,402,500

2008-III	Variable Funding	260,115	225,000	—	Floating	March 2015
2011-I	Variable Funding	352,941	300,000	—	Floating	March 2014
2011-III	Variable Funding	411,765	350,000	190,000	Floating	September 2014
Total variable		1,024,821	875,000	190,000
Total available		$2,674,821	$2,277,500	$1,592,500

We have been, and will continue to be, particularly reliant on funding from securitization transactions for the Financial Services segment. A failure to renew existing facilities or to add additional capacity on favorable terms as it becomes necessary could increase our financing costs and potentially limit our ability to grow the business of the Financial Services segment. Unfavorable conditions in the asset-backed securities markets generally, including the unavailability of commercial bank liquidity support or credit enhancements, could have a similar effect. During the three months ended March 31, 2012, the Financial Services segment issued $92 million in certificates of deposit, renewed its $225 million variable funding facility for an additional year, and completed a $500 million term securitization. We believe that these liquidity sources are sufficient to fund the Financial Services segment's foreseeable cash requirements, including term debt and certificate of deposit maturities, and near-term growth plans.

Furthermore, the securitized credit card loans of the Financial Services segment could experience poor performance, including increased delinquencies and credit losses, lower payment rates, or a decrease in excess spreads below certain thresholds. This could result in a downgrade or withdrawal of the ratings on the outstanding securities issued in the Financial Services segment's securitization transactions, cause “early amortization” of these securities, or result in higher required credit enhancement levels.  Credit card loans performed within established guidelines and no events which could trigger an “early amortization” occurred during the three months ended March 31, 2012, the year ended December 31, 2011, and the three months ended April 2, 2011.

Certificates of Deposit

The Financial Services segment utilizes brokered and non-brokered certificates of deposit to partially finance its operating activities.  The Financial Services segment issues certificates of deposit in a minimum amount of one hundred thousand dollars in various maturities.  At March 31, 2012, the Financial Services segment had $1 billion of certificates of deposit outstanding with maturities ranging from April 2012 to December 2018 and with a weighted average effective annual fixed rate of 2.37%. This outstanding balance compares to $982 million and $782 million at December 31, 2011, and April 2, 2011, respectively, with weighted average effective annual fixed rates of 2.53% and 3.10%, respectively.

Impact of Inflation

 We do not believe that our operating results have been materially affected by inflation during the preceding three years. We cannot assure, however, that our operating results will not be adversely affected by inflation in the future.

Contractual Obligations and Other Commercial Commitments

In the normal course of business, we enter into various contractual obligations that may require future cash payments. For a description of our contractual obligations and other commercial commitments as of December 31, 2011, see our annual report on Form 10-K for the fiscal year ending December 31, 2011, under “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Contractual Obligations and Other Commercial Commitments.”

 Off-Balance Sheet Arrangements

Operating Leases - We lease various items of office equipment and buildings.  Rent expense for these operating leases is recorded in selling, distribution, and administrative expenses in the condensed consolidated statements of income.

Credit Card Limits - The Financial Services segment bears off-balance sheet risk in the normal course of its business. One form of this risk is through the Financial Services segment's commitment to extend credit to cardholders up to the maximum amount of their credit limits. The aggregate of such potential funding requirements totaled $21 billion above existing balances at the end of March 31, 2012. These funding obligations are not included on our condensed consolidated balance sheet.  While the Financial Services segment has not experienced, and does not anticipate that it will experience, a significant draw down of unfunded credit lines by its cardholders, such an event would create a cash need at the Financial Services segment which likely could not be met by our available cash and funding sources. The Financial Services segment has the right to reduce or cancel these available lines of credit at any time.

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

We are exposed to interest rate risk through the operations of the Financial Services segment, and, to a lesser extent, through our merchandising operations. We also are exposed to foreign currency risk through our merchandising operations.

 Financial Services Segment Interest Rate Risk

Interest rate risk refers to changes in earnings due to interest rate changes. To the extent that interest income collected on credit card loans and interest expense on certificates of deposit and secured borrowings do not respond equally to changes in interest rates, or that rates do not change uniformly, earnings could be affected. The variable rate credit card loans are indexed to the one month London Interbank Offered Rate ("LIBOR") and the credit card portfolio is segmented into risk-based pricing tiers each with a different interest margin. Variable rate secured borrowings are indexed to LIBOR-based rates of interest and are periodically repriced. Certificates of deposit and fixed rate secured borrowings are priced at the current prevailing market rate at the time of issuance. We manage and mitigate our interest rate sensitivity through several techniques but primarily by indexing the customer rates to the same index as our cost of funds. Additional techniques we use include managing the maturity, repricing, and mix of fixed and variable assets and liabilities by issuing fixed rate secured borrowings or certificates of deposit and entering into interest rate swaps.

The table below shows the mix of our credit card account balances as a percentage of total balances outstanding at the periods ended:

	March 31, 2012	December 31, 2011	April 2, 2011

Balances carrying an interest rate based upon various interest rate indices	64.5%	61.7%	64.6%
Balances carrying an interest rate of 9.99%	4.0	4.1	4.0
Balances carrying a promotional interest rate of 0.00%	0.2	0.2	0.2
Balances not carrying interest because the previous month balance was paid in full	31.3	34.0	31.2
	100.0%	100.0%	100.0%

Charges on the credit cards issued by the Financial Services segment were priced at a margin over various defined lending rates.  No interest is charged if the account is paid in full within 25 days of the billing cycle, which represented 31.3% of total balances outstanding at March 31, 2012.  Some of the zero percentage promotion expenses are passed through to the merchandise vendors for each specific promotion offered.

Management has performed several interest rate risk analyses to measure the effects of the timing of the repricing of our interest sensitive assets and liabilities. Based on these analyses, we believe that an immediate decrease of 50 basis points, or 0.5%, in LIBOR interest charged to customers and on our cost of funds would cause a pre-tax decrease to earnings of $3 million for the Financial Services segment over the next twelve months.

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

In connection with this quarterly report on Form 10-Q, our Chief Executive Officer and Chief Financial Officer evaluated, with the participation of our management, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on management's evaluation, our Chief Executive Officer and Chief Financial Officer each concluded that our disclosure controls and procedures were effective as of March 31, 2012.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2012, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings.

We are party to various legal proceedings arising in the ordinary course of business. These actions include commercial, intellectual property, employment (including the Commissioner's charge referenced in Part I, Item 1A, "Risk Factors - Legal proceedings may increase our costs and have a material adverse effect on our results of operations," of our Annual Report on Form 10-K for the fiscal year ended December 31, 2011), regulatory, and product liability claims. Some of these actions involve complex factual and legal issues and are subject to uncertainties. The activities of World's Foremost Bank ("WFB") are subject to complex federal and state laws and regulations. WFB's regulators are authorized to impose penalties for violations of these laws and regulations and, in some cases, to order WFB to pay restitution. We cannot predict with assurance the outcome of the actions brought against us. Accordingly, adverse developments, settlements, or resolutions may occur and have a material effect on our results of operations for the period in which such development, settlement, or resolution occurs. However, we do not believe that the outcome of any current legal proceeding would have a material effect on our results of operations, cash flows, or financial position taken as a whole.

Item 1A.	Risk Factors.

There have been no material changes from the risk factors disclosed in the “Risk Factors” section of our Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

On August 23, 2011, the Company's Board of Directors authorized a share repurchase program that provides for share repurchases on an ongoing basis to offset dilution resulting from equity awards under the Company's current or future equity compensation plans. As a result, the Company announced on February 16, 2012, that it intends to repurchase up to 800,000 shares of its common stock in open market transactions through February 2013. These shares can be repurchased from time to time in open market transactions or privately negotiated transactions at the Company's discretion, subject to market conditions, customary blackout periods, and other factors. The Company did not repurchase any shares of its common stock during the three months ended March 31, 2012.

Item 3.	Defaults Upon Senior Securities.

Not applicable.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

Not applicable.

Item 6.	Exhibits.

(a)           Exhibits.

Exhibit Number	Description

31.1	Certification of CEO Pursuant to Rule 13a-14(a) under the Exchange Act

31.2	Certification of CFO Pursuant to Rule 13a-14(a) under the Exchange Act

32.1	Certifications Pursuant to 18 U.S.C. Section 1350

101.INS*	XBRL Instance Document	Furnished with this report.

101.SCH*	XBRL Taxonomy Extension Schema Document	Submitted electronically with this report.

101.CAL*	XBRL Taxonomy Calculation Linkbase Document	Submitted electronically with this report.

101.LAB*	XBRL Taxonomy Label Linkbase Document	Submitted electronically with this report.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document	Submitted electronically with this report.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document	Submitted electronically with this report.
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

CABELA'S INCORPORATED

Dated:	April 27, 2012	By:	/s/ Thomas L. Millner
Thomas L. Millner
President and Chief Executive Officer

Dated:	April 27, 2012	By:	/s/ Ralph W. Castner
Ralph W. Castner
Executive Vice President and Chief Financial Officer

Exhibit Index

Exhibit Number	Description

31.1	Certification of CEO Pursuant to Rule 13a-14(a) under the Exchange Act

31.2	Certification of CFO Pursuant to Rule 13a-14(a) under the Exchange Act

32.1	Certifications Pursuant to 18 U.S.C. Section 1350

101.INS*	XBRL Instance Document	Furnished with this report.

101.SCH*	XBRL Taxonomy Extension Schema Document	Submitted electronically with this report.

101.CAL*	XBRL Taxonomy Calculation Linkbase Document	Submitted electronically with this report.

101.LAB*	XBRL Taxonomy Label Linkbase Document	Submitted electronically with this report.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document	Submitted electronically with this report.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document	Submitted electronically with this report.
* As provided in Rule 406T of Regulation S-T, these interactive data files are furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.