Form 10-Q
period 2012-06-30
CABELAS INC
filed 2012-08-07
CIK 1267130

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2012
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
Common stock, $0.01 par value: 69,856,858 shares as of August 2, 2012

CABELA'S INCORPORATED

FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2012

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

CABELA'S INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Dollars in Thousands Except Earnings Per Share)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2012	July 2, 2011	June 30, 2012	July 2, 2011
Revenue:
Merchandise sales	$542,662	$488,409	$1,077,939	$997,519
Financial Services revenue	79,267	70,277	162,722	142,648
Other revenue	5,325	3,414	10,097	8,644
Total revenue	627,254	562,100	1,250,758	1,148,811
Cost of revenue:
Merchandise costs (exclusive of depreciation and amortization)	339,782	309,233	690,502	650,443
Cost of other revenue	595	3	634	3
Total cost of revenue (exclusive of depreciation and amortization)	340,377	309,236	691,136	650,446
Selling, distribution, and administrative expenses	229,049	214,600	455,218	429,214
Impairment and restructuring charges	—	955	—	955

Operating income	57,828	37,309	104,404	68,196

Interest expense, net	(6,444)	(6,123)	(10,948)	(12,145)
Other non-operating income, net	1,450	1,993	2,851	3,957

Income before provision for income taxes	52,834	33,179	96,307	60,008
Provision for income taxes	18,964	11,479	33,611	20,523
Net income	$33,870	$21,700	$62,696	$39,485

Earnings per basic share	$0.48	$0.31	$0.90	$0.57
Earnings per diluted share	$0.47	$0.31	$0.87	$0.55

Basic weighted average shares outstanding	70,034,486	69,279,823	69,744,356	69,028,853
Diluted weighted average shares outstanding	71,542,102	71,084,998	71,995,918	71,407,558

Refer to notes to unaudited condensed consolidated financial statements.

CABELA'S INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In Thousands)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2012	July 2, 2011	June 30, 2012	July 2, 2011

Net income	$33,870	$21,700	$62,696	$39,485
Other comprehensive income (loss):
Unrealized gain (loss) on economic development bonds, net of taxes of $425, $54, $1,355, and $(181)	788	103	2,515	(319)
Cash flow hedges, net of taxes of $(11), $(1), $53, and $8	(20)	(1)	99	8
Foreign currency translation adjustments	(1,076)	1,621	(1,023)	1,225
Total other comprehensive income (loss)	(308)	1,723	1,591	914
Comprehensive income	$33,562	$23,423	$64,287	$40,399

Refer to notes to unaudited condensed consolidated financial statements.

CABELA'S INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands Except Par Values)
(Unaudited)

	June 30, 2012	December 31, 2011	July 2, 2011
ASSETS
CURRENT
Cash and cash equivalents	$347,389	$304,679	$385,327
Restricted cash of the Trust	15,826	18,296	18,524
Held-to-maturity investment securities	—	—	197,999
Accounts receivable, net	24,400	47,127	25,164
Credit card loans (includes restricted credit card loans of the Trust of $3,038,415, $3,142,151, and $2,685,110), net of allowance for loan losses of $67,050, $73,350, and $77,800	2,994,459	3,094,163	2,627,191
Inventories	577,120	494,828	599,851
Prepaid expenses and other current assets	134,999	146,479	133,440
Income taxes receivable and deferred income taxes	31,142	5,709	30,719
Total current assets	4,125,335	4,111,281	4,018,215
Property and equipment, net	928,442	866,899	827,800
Land held for sale or development	36,666	38,393	42,615
Economic development bonds	88,335	86,563	102,846
Deferred income taxes	—	—	11,141
Other assets	28,919	30,635	25,152
Total assets	$5,207,697	$5,133,771	$5,027,769

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT
Accounts payable, including unpresented checks of $23,287, $19,124, and $8,358	$273,662	$266,793	$198,285
Gift instruments, and credit card and loyalty rewards programs	221,449	227,414	196,824
Accrued expenses	109,699	143,695	96,100
Time deposits	261,340	88,401	158,929
Current maturities of secured variable funding obligations of the Trust	—	460,000	—
Current maturities of secured long-term obligations of the Trust	—	425,000	1,123,400
Current maturities of long-term debt	8,394	8,387	123,390
Total current liabilities	874,544	1,619,690	1,896,928
Long-term time deposits	796,704	893,912	868,693
Secured long-term obligations of the Trust, less current maturities	1,827,500	977,500	722,500
Long-term debt, less current maturities	331,725	336,535	345,316
Deferred income taxes	31,084	26,367	—
Other long-term liabilities	98,473	98,451	107,352

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Preferred stock, $0.01 par value; Authorized – 10,000,000 shares; Issued – none	—	—	—
Common stock, $0.01 par value:
Class A Voting, Authorized – 245,000,000 shares;
Issued - 70,542,289, 69,641,818, and 69,415,712 shares;
Outstanding - 69,742,289, 68,840,883, and 69,415,712 shares	705	696	694
Additional paid-in capital	346,007	334,925	328,169
Retained earnings	925,610	862,914	759,779
Accumulated other comprehensive income (loss)	4,322	2,731	(1,662)
Treasury stock, at cost	(28,977)	(19,950)	—
Total stockholders’ equity	1,247,667	1,181,316	1,086,980
Total liabilities and stockholders’ equity	$5,207,697	$5,133,771	$5,027,769
Refer to notes to unaudited condensed consolidated financial statements.

CABELA'S INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(Unaudited)
	Six Months Ended
	June 30, 2012	July 2, 2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$62,696	$39,485
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	37,849	35,059
Impairment and restructuring charges	—	264
Stock-based compensation	6,600	6,350
Deferred income taxes	3,964	3,999
Provision for loan losses	18,844	16,483
Other, net	(2,120)	1,621
Change in operating assets and liabilities, net:
Accounts receivable	26,471	20,921
Credit card loans originated from internal operations, net	66,256	67,438
Inventories	(82,292)	(90,754)
Prepaid expenses and other current assets	6,268	(8,329)
Land held for sale or development	606	(96)
Accounts payable and accrued expenses	(43,705)	(32,507)
Gift instruments, and credit card and loyalty rewards programs	(5,965)	(5,717)
Other long-term liabilities	524	1,955
Income taxes receivable/payable	(26,090)	(33,599)
Net cash provided by operating activities	69,906	22,573

CASH FLOWS FROM INVESTING ACTIVITIES:
Property and equipment additions	(85,921)	(73,188)
Purchases of held-to-maturity investment securities	—	(197,999)
Proceeds from retirements and maturities of economic development bonds	2,098	1,499
Purchases of economic development bonds	—	(601)
Change in restricted cash of the Trust, net	2,470	13
Change in credit card loans originated externally, net	14,605	(1,800)
Other investing changes, net	4,007	217
Net cash used in investing activities	(62,741)	(271,859)

CASH FLOWS FROM FINANCING ACTIVITIES:
Change in unpresented checks net of bank balance	4,163	(18,869)
Change in time deposits, net	75,731	514,871
Borrowings on secured obligations of the Trust	2,220,000	335,000
Repayments on secured obligations of the Trust	(2,255,000)	(473,000)
Borrowings on revolving credit facilities and inventory financing	120,671	434,214
Repayments on revolving credit facilities and inventory financing	(117,464)	(310,174)
Payments on long-term debt	(8,262)	(114)
Exercise of employee stock options and employee stock purchase plan issuances, net	23,495	14,747
Excess tax benefits from exercise of employee stock options	1,188	1,161
Purchase of treasury stock	(28,977)	—
Other financing changes, net	—	358
Net cash provided by financing activities	35,545	498,194
Net change in cash and cash equivalents	42,710	248,908
Cash and cash equivalents, at beginning of period	304,679	136,419
Cash and cash equivalents, at end of period	$347,389	$385,327
Refer to notes to unaudited condensed consolidated financial statements.

CABELA'S INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Dollars in Thousands)
(Unaudited)
	Common Stock Shares	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total

BALANCE, beginning of 2011	68,156,154	$681	$306,149	$720,294	$(2,576)	$—	$1,024,548
Net income	—	—	—	39,485	—	—	39,485
Other comprehensive income	—	—	—	—	914	—	914
Stock-based compensation	—	—	6,125	—	—	—	6,125
Exercise of employee stock options	1,259,558	13	14,734	—	—	—	14,747
Excess tax benefit on employee stock option exercises	—	—	1,161	—	—	—	1,161
BALANCE, at July 2, 2011	69,415,712	$694	$328,169	$759,779	$(1,662)	$—	$1,086,980

BALANCE, beginning of 2012	69,641,818	$696	$334,925	$862,914	$2,731	$(19,950)	$1,181,316
Net income	—	—	—	62,696	—	—	62,696
Other comprehensive income	—	—	—	—	1,591	—	1,591
Common stock repurchased	—	—	—	—	—	(28,977)	(28,977)
Stock-based compensation	—	—	6,358	—	—	—	6,358
Exercise of employee stock options and tax withholdings on share-based payment awards	900,471	9	3,536	—	—	19,950	23,495
Excess tax benefit on employee stock option exercises	—	—	1,188	—	—	—	1,188
BALANCE, at June 30, 2012	70,542,289	$705	$346,007	$925,610	$4,322	$(28,977)	$1,247,667
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

Management of Cabela's wholly-owned bank subsidiary, World's Foremost Bank ("WFB," "Financial Services segment," or "Cabela's CLUB Visa program"), evaluated and concluded that WFB is the primary beneficiary of the Cabela's Master Credit Card Trust and related entities (collectively referred to as the “Trust”) and accordingly, consolidated the Trust effective January 3, 2010, and for all subsequent reporting periods through June 30, 2012. As the servicer and the holder of retained interests in the Trust, WFB has the powers to direct the activities that most significantly impact the Trust's economic performance and the right to receive significant benefits or obligations to absorb significant losses of the Trust.
Because of the seasonal nature of the Company's operations, results of operations of any single reporting period should not be considered as indicative of results for a full year. These condensed consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements for the fiscal year ended December 31, 2011.

Cash and Cash Equivalents – Cash and cash equivalents of the Financial Services segment were $302,191, $117,035, and $364,962 at June 30, 2012, December 31, 2011, and July 2, 2011, respectively. Due to regulatory restrictions on WFB, the Company is restricted from using cash held by WFB for non-banking operations.

Reporting Periods – Unless otherwise stated, the fiscal periods referred to in the notes to these condensed consolidated financial statements are the 13 weeks ended June 30, 2012 (“three months ended June 30, 2012”), the 13 weeks ended July 2, 2011 (“three months ended July 2, 2011”), the 26 weeks ended June 30, 2012 (“six months ended June 30, 2012”), the 26 weeks ended July 2, 2011 (“six months ended July 2, 2011”), and the 52 weeks ended December 31, 2011 ("year ended 2011"). WFB follows a calendar fiscal period and, accordingly, the respective three month periods ended on June 30, 2012 and 2011, and the fiscal year ended on December 31, 2011.

2.    CABELA'S MASTER CREDIT CARD TRUST

The Financial Services segment utilizes the Trust for the purpose of routinely selling and securitizing credit card loans and issuing beneficial interest to investors. The Trust issues variable funding facilities and long-term notes each of which has an undivided interest in the assets of the Trust. The Financial Services segment must retain a minimum 20 day average of 5% of the loans in the securitization trust which ranks pari passu with the investors' interests in the securitized trusts.  In addition, the Financial Services segment owns notes issued by the Trust from some of the securitizations, which in some cases may be subordinated to other notes issued.  The consolidated assets of the Trust are subject to credit, payment, and interest rate risks on the transferred credit card loans. The secured borrowings contain legal isolation requirements which would protect the assets pledged as collateral for the securitization investors as well as protect Cabela's and WFB from any liability from default on the notes.

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

Another feature, which is applicable to the notes issued from the Trust, is one in which excess cash flows generated by the transferred loans are held at the Trust for the benefit of the investors. This cash reserve account funding is triggered when the three-month average excess spread rate of the Trust decreases to below 4.50% or 5.50% (depending on the series) with increasing funding requirements as excess spread levels decline below preset levels or as contractually required by the governing documents. Similar to early amortization, this feature also is designed to protect the investors' interests from loss thus making the cash restricted.  Upon scheduled maturity or early amortization of a securitization, the Financial Services segment is required to remit principal payments received on the securitized pool of loans to the Trust which are restricted for the repayment of the investors' principal note. Credit card loans performed within established guidelines and no events which could trigger an “early amortization” occurred during the six months ended June 30, 2012, the year ended December 31, 2011, and the six months ended July 2, 2011.

The following table presents the components of the consolidated assets and liabilities of the Trust at the periods ended:

	June 30, 2012	December 31, 2011	July 2, 2011
Consolidated assets:
Restricted credit card loans, net of allowance of $66,740, $72,870, and $77,400	$2,971,675	$3,069,281	$2,607,710
Restricted cash	15,826	18,296	18,524
Total	$2,987,501	$3,087,577	$2,626,234

Consolidated liabilities:
Secured variable funding obligations	$—	$460,000	$—
Secured long-term obligations	1,827,500	1,402,500	1,845,900
Interest due to third party investors	1,281	1,563	2,147
Total	$1,828,781	$1,864,063	$1,848,047

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

The following table reflects the composition of the credit card loans at the periods ended:

	June 30, 2012	December 31, 2011	July 2, 2011

Restricted credit card loans of the Trust (1)	$3,038,415	$3,142,151	$2,685,110
Unrestricted credit card loans	19,351	25,362	19,881
Total credit card loans	3,057,766	3,167,513	2,704,991
Allowance for loan losses and deferred credit card origination costs	(63,307)	(73,350)	(77,800)
Credit card loans, net	$2,994,459	$3,094,163	$2,627,191

(1)	Restricted credit card loans are restricted for repayment of secured borrowings of the Trust.

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
The following tables reflect the activity in the allowance for loan losses by segment for the periods presented:

	Three Months Ended
	June 30, 2012			July 2, 2011
	Credit Card Loans	Restructured Credit Card Loans	Total Credit Card Loans	Credit Card Loans	Restructured Credit Card Loans	Total Credit Card Loans

Balance, beginning of period	$40,050	$27,000	$67,050	$45,600	$37,200	$82,800
Provision for loan losses	12,160	38	12,198	8,288	521	8,809

Charge-offs	(13,527)	(3,307)	(16,834)	(13,532)	(4,743)	(18,275)
Recoveries	3,367	1,269	4,636	3,044	1,422	4,466
Net charge-offs	(10,160)	(2,038)	(12,198)	(10,488)	(3,321)	(13,809)
Balance, end of period	$42,050	$25,000	$67,050	$43,400	$34,400	$77,800

	Six Months Ended
	June 30, 2012			July 2, 2011
	Credit Card Loans	Restructured Credit Card Loans	Total Credit Card Loans	Credit Card Loans	Restructured Credit Card Loans	Total Credit Card Loans

Balance, beginning of period	$44,350	$29,000	$73,350	$52,000	$38,900	$90,900
Provision for loan losses	18,360	484	18,844	13,547	2,936	16,483

Charge-offs	(27,714)	(7,132)	(34,846)	(29,105)	(10,425)	(39,530)
Recoveries	7,054	2,648	9,702	6,958	2,989	9,947
Net charge-offs	(20,660)	(4,484)	(25,144)	(22,147)	(7,436)	(29,583)
Balance, end of period	$42,050	$25,000	$67,050	$43,400	$34,400	$77,800
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

CABELA'S INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands Except Share and Per Share Amounts)
(Unaudited)

During the second quarter of 2012, the Financial Services segment incorporated a newer version of FICO that utilizes the same factors as the previous scoring model, but is more sensitive to utilization of available credit, delinquencies considered serious and frequent, and maintenance of various types of credit. Management of the Financial Services segment believes the newer version will enable us to improve our risk management decisions. The credit card loan segment was disaggregated into the following classes as reflected in the tables below based upon the loan's current FICO score. The Financial Services segment performed an analysis of the new FICO scores and the previous FICO scores to determine the proper FICO score cuts for each loan class in order to maintain comparability of credit risk to prior periods. As a result of this analysis, the classes at June 30, 2012, were changed from:

•679 and below to 691 and below,
•680 - 749 to 692 - 758, and
•750 and above to 759 and above.

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

The table below provides information on non-accrual, past due, and restructured credit card loans by class by using the respective quarter FICO score at the periods ended:

June 30, 2012:	FICO Score of Credit Card Loans Segment			Restructured Credit Card Loans Segment (1)
	691 and Below	692 - 758	759 and Above		Total
Credit card loan status:
Current	$401,520	$983,517	$1,562,809	$48,214	$2,996,060
0-29 days past due	16,664	10,820	8,669	4,580	40,733
30-59 days past due	5,555	979	313	1,848	8,695
60 or more days past due	8,972	202	30	3,074	12,278
Total past due	31,191	12,001	9,012	9,502	61,706
Total credit card loans	$432,711	$995,518	$1,571,821	$57,716	$3,057,766

90 days or more past due and still accruing	$4,809	$30	$9	$1,307	$6,155
Non-accrual	—	—	—	6,195	6,195

CABELA'S INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands Except Share and Per Share Amounts)
(Unaudited)

December 31, 2011:	FICO Score of Credit Card Loans Segment			Restructured Credit Card Loans Segment (1)
	679 and Below	680 - 749	750 and Above		Total
Credit card loan status:
Current	$379,156	$1,017,710	$1,649,558	$54,621	$3,101,045
0-29 days past due	15,509	10,856	9,045	5,175	40,585
30-59 days past due	6,091	1,310	307	2,601	10,309
60 or more days past due	10,645	297	94	4,538	15,574
Total past due	32,245	12,463	9,446	12,314	66,468
Total credit card loans	$411,401	$1,030,173	$1,659,004	$66,935	$3,167,513

90 days or more past due and still accruing	$10,645	$297	$94	$4,284	$15,320
Non-accrual	—	—	—	6,441	6,441

July 2, 2011:	FICO Score of Credit Card Loans Segment			Restructured Credit Card Loans Segment (1)
	679 and Below	680 - 749	750 and Above		Total
Credit card loan status:
Current	$337,899	$883,562	$1,356,756	$63,440	$2,641,657
0-29 days past due	14,923	10,376	8,026	6,609	39,934
30-59 days past due	5,328	806	202	2,711	9,047
60 or more days past due	9,396	79	41	4,837	14,353
Total past due	29,647	11,261	8,269	14,157	63,334
Total credit card loans	$367,546	$894,823	$1,365,025	$77,597	$2,704,991

90 days or more past due and still accruing	$9,396	$79	$41	$4,393	$13,909
Non-accrual	—	—	—	7,048	7,048

(1)	Specific allowance for loan losses of $25,000, $29,027, and $34,400 at June 30, 2012, December 31, 2011, and July 2, 2011, respectively, are included in allowance for loan losses.

CABELA'S INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands Except Share and Per Share Amounts)
(Unaudited)

4.     SECURITIES

Securities consisted of the following at the periods ended:

		Gross Unrealized Gains	Gross Unrealized Losses
	Amortized Cost			Fair
				Value
June 30, 2012:
Available-for-sale securities:
Economic development bonds	$79,783	$8,552	$—	$88,335

December 31, 2011:
Available-for-sale securities:
Economic development bonds	$81,881	$4,682	$—	$86,563

July 2, 2011:
Available-for-sale securities:
Economic development bonds	$107,753	$2,476	$(7,383)	$102,846
Held-to-maturity securities:
U.S. government agency (1)	197,999	—	(2)	197,997
	$305,752	$2,476	$(7,385)	$300,843

(1) Represents U.S. government agency held-to-maturity securities held by the Financial Services segment and available for utilization only by the Financial Services segment pursuant to regulatory restrictions.

The carrying value and fair value of securities by contractual maturity at June 30, 2012, were as follows:

	Amortized Cost	Fair Value

For the six months ending December 29, 2012	$1,267	$1,569
For the fiscal years ending:
2013	2,042	2,438
2014	2,121	2,538
2015	2,172	2,636
2016	2,516	3,013
2017 - 2021	18,585	20,866
2022 and thereafter	51,080	55,275
	$79,783	$88,335
At June 30, 2012, and July 2, 2011, none of the securities with a fair value below carrying value were deemed to have other than a temporary impairment. Interest earned on the securities totaled $2,596 and $3,699 in the six months ended June 30, 2012, and July 2, 2011, respectively. There were no realized gains or losses on these securities in the six months ended June 30, 2012, or July 2, 2011.

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

Series	Expected Maturity Date	Fixed Rate Obligations	Interest Rate	Variable Rate Obligations	Interest Rate	Total Obligations	Interest Rate

At June 30, 2012:
Series 2010-I	January 2015	$—	—%	$255,000	1.69%	$255,000	1.69%
Series 2010-II	September 2015	127,500	2.29	85,000	0.94	212,500	1.75
Series 2011-II	June 2016	155,000	2.39	100,000	0.84	255,000	1.78
Series 2011-IV	October 2016	165,000	1.90	90,000	0.79	255,000	1.51
Series 2012-I	February 2017	275,000	1.63	150,000	0.77	425,000	1.33
Series 2012-II	June 2017	300,000	1.45	125,000	0.79	425,000	1.25

Total secured obligations		1,022,500		805,000		1,827,500
Less: current maturities		—		—		—
Secured long-term obligations of the Trust, less current maturities		$1,022,500		$805,000		$1,827,500

At December 31, 2011:
Series 2009-I	March 2012	$—	—%	$425,000	2.28%	$425,000	2.28%
Series 2010-I	January 2015	—	—	255,000	1.73	255,000	1.73
Series 2010-II	September 2015	127,500	2.29	85,000	0.98	212,500	1.77
Series 2011-II	June 2016	155,000	2.39	100,000	0.88	255,000	1.80
Series 2011-IV	October 2016	165,000	1.90	90,000	0.83	255,000	1.52

Total secured obligations		447,500		955,000		1,402,500
Less: current maturities		—		(425,000)		(425,000)
Secured long-term obligations of the Trust, less current maturities		$447,500		$530,000		$977,500

At July 2, 2011:
Series 2006-III	October 2011	$250,000	5.26%	$250,000	0.36%	$500,000	2.81%
Series 2008-IV	September 2011	122,500	7.29	75,900	4.42	198,400	6.19
Series 2009-I	March 2012	—	—	425,000	2.19	425,000	2.19
Series 2010-I	January 2015	—	—	255,000	1.64	255,000	1.64
Series 2010-II	September 2015	127,500	2.29	85,000	0.89	212,500	1.73
Series 2011-II	June 2016	155,000	2.39	100,000	0.79	255,000	1.76

Total secured obligations		655,000		1,190,900		1,845,900
Less: current maturities		(372,500)		(750,900)		(1,123,400)
Secured long-term obligations of the Trust, less current maturities		$282,500		$440,000		$722,500

CABELA'S INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands Except Share and Per Share Amounts)
(Unaudited)

The Trust also issues variable funding facilities which are considered secured borrowings backed by restricted credit card loans. The Trust renewed one variable funding facility in the amount of $225,000 on March 23, 2012. At June 30, 2012, the Trust had three variable funding facilities with $875,000 in available capacity and with no amounts outstanding.  The three variable funding facilities are scheduled to mature in March 2014, September 2014, and March 2015. Each of these variable funding facilities includes an option to renew. Variable rate note interest is priced at a benchmark rate, London Interbank Offered Rate, or commercial paper rate, plus a spread, which ranges from 0.50% to 0.85%.  The variable rate notes provide for a fee ranging from 0.25% to 0.40% on the unused portion of the facilities.  During the six months ended June 30, 2012, and July 2, 2011, the daily average balance outstanding on these notes was $260,989 and $49,000, with a weighted average interest rate of 0.78% and 0.84%, respectively.

The Trust sold asset-backed notes of $500,000 (Series 2012-I) and $500,000 (Series 2012-II) on March 7, 2012, and June 27, 2012, respectively.  Each securitization transaction included the issuance of $425,000 of Class A notes and three subordinated classes of notes in the aggregate principal amount of $75,000.  The Financial Services segment retained each of the subordinated classes of notes which were eliminated in the preparation of our condensed consolidated financial statements.  Each class of notes issued in these securitization transactions has an expected life of approximately five years and a contractual maturity of approximately eight years.  These securitization transactions were used to refinance asset-backed notes issued by the Trust that matured during the six months ended June 30, 2012, and to fund the growth in restricted credit card loans.

The Financial Services segment has unsecured federal funds purchase agreements with two financial institutions.  The maximum amount that can be borrowed is $85,000. There were no amounts outstanding at June 30, 2012, December 31, 2011, or July 2, 2011.  During the six months ended June 30, 2012, and July 2, 2011, the daily average balance outstanding was $756 and $41, respectively, with a weighted average rate of 0.75% for both periods.

6.     LONG-TERM DEBT AND CAPITAL LEASES

Long-term debt, including revolving credit facilities and capital leases, consisted of the following at the periods ended:

	June 30, 2012	December 31, 2011	July 2, 2011

Unsecured revolving credit facility	$—	$—	$115,000
Unsecured notes due 2016 with interest at 5.99%	215,000	215,000	215,000
Unsecured senior notes due 2017 with interest at 6.08%	60,000	60,000	60,000
Unsecured senior notes due 2012-2018 with interest at 7.20%	48,857	57,000	57,000
Unsecured revolving credit facility of $15,000 CAD
expiring June 30, 2013, with interest at 3.00%	3,461	—	8,668
Capital lease obligations payable through 2036	12,801	12,922	13,038
Total debt	340,119	344,922	468,706
Less current portion of debt	(8,394)	(8,387)	(123,390)
Long-term debt, less current maturities	$331,725	$336,535	$345,316

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

CABELA'S INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands Except Share and Per Share Amounts)
(Unaudited)

During the six months ended June 30, 2012, and July 2, 2011, the daily average principal balance outstanding on the lines of credit was $1,740 and $74,880, respectively, and the weighted average interest rate was 1.62% and 1.20%, respectively. Letters of credit and standby letters of credit totaling $22,311 and $19,090, respectively, were outstanding at June 30, 2012, and July 2, 2011. The daily average outstanding amount of total letters of credit during the six months ended June 30, 2012, and July 2, 2011, was $12,083 and $10,715, respectively.

The Company also has a credit agreement for its operations in Canada providing for a $15,000 Canadian ("CAD") unsecured revolving credit facility through June 30, 2013. The credit facility permits the issuance of up to $5,000 CAD in letters of credit, which reduce the overall credit limit available under the credit facility.

At June 30, 2012, the Company was in compliance with all financial covenants under the credit agreements and unsecured notes. At June 30, 2012, the Company was in compliance with the financial covenant requirements of its $415,000 credit agreement with a fixed charge coverage ratio of 8.19 to 1 (minimum requirement is 2.00 to 1), a leverage ratio of 1.00 to 1 (requirement is no more than 3.00 to 1), and a consolidated net worth that was $300,078 in excess of the minimum. We anticipate that we will continue to be in compliance with all financial covenants under our credit agreements and unsecured notes through at least the next 12 months.

 The Company also has financing agreements that allow certain boat and all-terrain vehicle merchandise vendors to give the Company extended payment terms. The vendors are responsible for all interest payments, with certain exceptions, for the financing period and the financing company holds a security interest in the specific inventory held by the Company. Cabela’s revolving credit facility limits this security interest to $100,000. The extended payment terms to the vendor do not exceed one year. The outstanding liability, included in accounts payable, was $225, $524, and $1,065 at June 30, 2012, December 31, 2011, and July 2, 2011, respectively.

7.    IMPAIRMENT AND RESTRUCTURING CHARGES

Impairment and restructuring charges consisted of the following for the periods ended:

	Three Months Ended		Six Months Ended
	June 30, 2012	July 2, 2011	June 30, 2012	July 2, 2011
Impairment losses relating to:
Land held for sale	$—	$264	$—	$264
Restructuring charges for:
Severance and related benefits	—	691	—	691
	$—	$955	$—	$955

Long-lived assets of the Company are evaluated for possible impairment whenever changes in circumstances may indicate that the carrying value of an asset may not be recoverable. During three months ended June 30, 2012, and July 2, 2011, the Company evaluated the recoverability of certain property, equipment, land held for sale, and economic development bonds. In accordance with accounting guidance on asset valuations, the Company recognized impairment losses totaling $264 in the three and six months ended July 2, 2011. No impairment losses were recognized in the three and six months ended June 30, 2012.  Trends and management projections could change undiscounted cash flows in future periods which could trigger possible future write downs. In the three and six months ended July 2, 2011, the Company incurred charges of $691 for severance and related benefits.  All impairment and restructuring charges were recorded to the Corporate Overhead and Other segment.

CABELA'S INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands Except Share and Per Share Amounts)
(Unaudited)

8.     INCOME TAXES

A reconciliation of the statutory federal income tax rate to the effective income tax rate was as follows for the periods presented.

	Three Months Ended		Six Months Ended
	June 30, 2012	July 2, 2011	June 30, 2012	July 2, 2011

Statutory federal rate	35.0%	35.0%	35.0%	35.0%
State income taxes, net of federal tax benefit	4.0	2.3	3.0	2.3
Other nondeductible items	0.5	0.6	0.6	0.5
Tax exempt interest income	(0.5)	(0.2)	(0.5)	(0.3)
Rate differential on foreign income	(3.8)	(4.1)	(3.8)	(4.1)
Change in unrecognized tax benefits	0.6	0.8	0.6	0.9
Other, net	0.1	0.2	—	(0.1)
	35.9%	34.6%	34.9%	34.2%
The balance of unrecognized tax benefits totaled $40,413, $37,608, and $45,985 at June 30, 2012, December 31, 2011, and July 2, 2011, respectively. The changes comparing the respective periods were due primarily to our assessments of uncertain tax positions related to prior period tax positions. In 2011, the Company paid $38,418 as a deposit for federal taxes related to prior period uncertain tax positions. The deposit is classified as a current asset netted within income taxes receivable and deferred income taxes in the condensed consolidated balance sheet.

9.     COMMITMENTS AND CONTINGENCIES

The Company leases various buildings, computer and other equipment, and storage space under operating leases which expire on various dates through July 2037. Rent expense on these leases as well as other month to month rentals was $2,862 and $5,404 in the three and six months ended June 30, 2012, respectively, compared to $2,300 and $4,634 in the three and six months ended July 2, 2011, respectively. The following is a schedule of future minimum rental payments under operating leases at June 30, 2012:

For the six months ending December 29, 2012	$5,910
For the fiscal years ending:
2013	11,720
2014	11,019
2015	10,676
2016	9,938
Thereafter	138,141
$187,404
The Company has lease agreements for certain retail store locations. Certain leases include tenant allowances that will be amortized over the life of the lease. In the six months ended June 30, 2012, and July 2, 2011, no tenant allowances were received. The Company expects to receive $4,200 in tenant allowances under these leases during the last half of 2012. Certain leases require the Company to pay contingent rental amounts based on a percentage of sales, in addition to real estate taxes, insurance, maintenance, and other operating expenses associated with the leased premises. These leases have terms which include renewal options ranging from 10 to 70 years.

CABELA'S INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands Except Share and Per Share Amounts)
(Unaudited)

The Company has entered into real estate purchase, construction, and/or economic development agreements for various new retail store site locations. At June 30, 2012, the Company had total estimated cash commitments of approximately $174,800 outstanding for projected expenditures connected with the development, construction, and completion of new retail stores. This does not include any amounts for contractual obligations associated with retail store locations where the Company is in the process of certain negotiations.

Under various grant programs, state or local governments provide funding for certain costs associated with developing and opening a new retail store. The Company generally receives grant funding in exchange for commitments, such as assurance of agreed employment and wage levels at the retail store or that the retail store will remain open, made by the Company to the state or local government providing the funding. The commitments typically phase out over approximately five to 10 years. If the Company failed to maintain the commitments during the applicable period, the funds received may have to be repaid or other adverse consequences may arise, which could affect the Company's cash flows and profitability. At June 30, 2012, December 31, 2011, and July 2, 2011, the total amount of grant funding subject to a specific contractual remedy was $7,491, $9,930, and $11,444, respectively.

The Company operates an open account document instructions program, which provides for Cabela's-issued letters of credit. The Company had obligations to pay participating vendors $72,603, $40,074, and $65,021, at June 30, 2012, December 31, 2011, and July 2, 2011, respectively.

The Financial Services segment enters into financial instruments with off-balance sheet risk in the normal course of business through the origination of unsecured credit card loans. Unsecured credit card accounts are commitments to extend credit and totaled $20,594,000, $20,235,000, and $16,360,000 at June 30, 2012, December 31, 2011, and July 2, 2011, respectively. These commitments are in addition to any current outstanding balances of a cardholder. Unsecured credit card loans involve, to varying degrees, elements of credit risk in excess of the amount recognized in the consolidated balance sheets. The principal amounts of these instruments reflect the Financial Services segment's maximum related exposure. The Financial Services segment has not experienced and does not anticipate that all customers will exercise the entire available line of credit at any given point in time. The Financial Services segment has the right to reduce or cancel the available lines of credit at any time.

Proposed Settlement of Visa Litigation – In June 2005, a number of entities, each purporting to represent a class of retail merchants, sued Visa and several member banks, and other credit card associations, alleging, among other things, that Visa and its member banks have violated United States antitrust laws by conspiring to fix the level of interchange fees. On July 13, 2012, the parties to this litigation announced that they had entered into a memorandum of understanding, which subject to certain conditions, including court approval, obligates the parties to enter into a settlement agreement to resolve the claims brought by the class members. If approved, the settlement agreement would, among other things, require the distribution to class merchants of an amount equal to 10 basis points of default interchange across all credit rate categories for a period of eight consecutive months, which otherwise would have been paid to issuers like WFB, require Visa to change its rules to allow merchants to charge a surcharge on credit card transactions subject to a cap, and require Visa to meet with merchant buying groups that seek to negotiate interchange rates collectively. To date, WFB has not been named as a defendant in any credit card industry lawsuits. Due to uncertainty in the ultimate resolution of this matter, management does not believe that there is a liability to record as of June 30, 2012. If the proposed settlement is approved as currently drafted, management believes that the 10 basis point reduction of default interchange across all credit rate categories for a period of eight consecutive months would result in a reduction of interchange income of less than $12,500 in the Financial Services segment.

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

10.     STOCK-BASED COMPENSATION PLANS AND EMPLOYEE BENEFIT PLANS

Stock-Based Compensation. The Company recognized total stock-based compensation expense of $3,345 and $6,600 for the three and six months ended June 30, 2012, respectively, and $3,258 and $6,350 for the three and six months ended July 2, 2011, respectively. Compensation expense related to the Company's stock-based payment awards is recognized in selling, distribution, and administrative expenses in the condensed consolidated statements of income. At June 30, 2012, the total unrecognized deferred stock-based compensation balance for all equity awards issued, net of expected forfeitures, was $17,010, net of tax, which is expected to be amortized over a weighted average period of 2.8 years.

Option Awards. During the six months ended June 30, 2012, there were 229,540 non-qualified stock options granted to employees under the Cabela's Incorporated 2004 Stock Plan ("2004 Plan") at an exercise price of $35.17 per share and 18,000 non-qualified stock options granted to non-employee directors at an exercise price of $34.44 per share. These options have an eight-year term and vest over four years for employees and one year for non-employee directors. In addition, during the six months ended June 30, 2012, the Company issued 64,000 premium-priced non-qualified stock options to its President and Chief Executive Officer under the 2004 Plan at an exercise price of $40.45. The premium-priced non-qualified stock options vest in three equal annual installments beginning on March 2, 2017, and expire on March 2, 2020. At June 30, 2012, there were 4,110,111 awards outstanding and 1,938,208 additional shares authorized and available for grant under the 2004 Plan.

At June 30, 2012, the Company also had 25,370 shares (all incentive stock options) subject to options under the 1997 Stock Option Plan ("1997 Plan") with no shares available for grant. Options issued expire on the fifth or the tenth anniversary of the date of the grant under the 1997 Plan.

During the six months ended June 30, 2012, there were 1,916,590 options exercised. To the extent available, the Company issued its treasury shares for the exercise of stock options before issuing new shares. The aggregate intrinsic value of awards exercised was $41,195 and $23,229 during the six months ended June 30, 2012, and July 2, 2011, respectively. Based on the Company's closing stock price of $37.81 at June 30, 2012, the total number of in-the-money awards exercisable as of June 30, 2012, was 2,818,754.

Nonvested Stock and Stock Unit Awards. During the six months ended June 30, 2012, the Company issued 398,690 units of nonvested stock under the 2004 Plan to employees at a fair value of $35.17 per unit. These nonvested stock units vest evenly over four years on the grant date anniversary based on the passage of time. On March 2, 2012, the Company also issued 64,000 units of performance-based restricted stock units under the 2004 Plan to certain executives at a fair value of $35.17 per unit. These performance-based restricted stock units will begin vesting in four equal installments on March 2, 2013, if the performance criteria is achieved.

Restricted Stock Awards. On July 7, 2008, 111,324 shares of restricted stock were issued to two executives under the 2004 Plan. The stock price on the date of grant was $10.48 per share resulting in a fair value of $1,167 of deferred compensation, which is being amortized to compensation expense over a five-year period. Compensation expense related to these restricted stock awards, which is included in total share-based compensation expense, was $58 in both the three months ended June 30, 2012, and July 2, 2011, and $117 in both the six months ended June 30, 2012, and July 2, 2011, respectively. The restricted stock vested one-third on July 7, 2011, one-third on July 7, 2012, and will vest one-third on July 7, 2013.

CABELA'S INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands Except Share and Per Share Amounts)
(Unaudited)

Inducement Awards. On March 13, 2009, the Company granted non-qualified stock options and nonvested stock units to Cabela's President and Chief Executive Officer pursuant to an employment inducement award exemption under the New York Stock Exchange. We granted 111,720 nonqualified stock options at an exercise price of $8.68 per share. These options are subject to the same terms and conditions of the 2004 Plan, have an eight-year term, and have fully vested as of March 13, 2012. We also issued 138,249 units of nonvested stock at a fair value of $10.25 per unit. These nonvested stock units were subject to the same terms and conditions of the 2004 Plan and were fully vested as of March 13, 2012. At June 30, 2012, there were no units of nonvested stock remaining to vest.

Employee Stock Purchase Plan. The maximum number of shares of common stock available for issuance under the Company's Employee Stock Purchase Plan is 1,835,000. During the six months ended June 30, 2012, there were 45,107 shares issued. At June 30, 2012, there were 699,729 shares authorized and available for issuance.

11.	STOCKHOLDERS' EQUITY AND DIVIDEND RESTRICTIONS

Retained Earnings - The most significant restrictions on the payment of dividends are contained within the covenants under the Company's revolving credit and unsecured senior notes purchase agreements. Also, Nebraska banking laws govern the amount of dividends that WFB can pay to Cabela's. At June 30, 2012, the Company had unrestricted retained earnings of $155,209 available for dividends. However, the Company has never declared or paid any cash dividends on its common stock, and does not anticipate paying any cash dividends in the foreseeable future.

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

During the second quarter of 2012, the Company repurchased 800,000 shares of its common stock at a cost of $28,977. The following table reconciles the activity relating to the Company's treasury stock for the periods presented.

	Three Months Ended		Six Months Ended
Number of treasury shares:	June 30, 2012	July 2, 2011	June 30, 2012	July 2, 2011

Number of treasury shares, beginning of period	—	—	800,935	—
Purchase of treasury stock	800,000	—	800,000	—
Treasury shares issued on exercise of stock options	—	—	(800,935)	—
Number of treasury shares, end of period	800,000	—	800,000	—

CABELA'S INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands Except Share and Per Share Amounts)
(Unaudited)

12.     EARNINGS PER SHARE

The following table reconciles the number of shares utilized in the earnings per share calculations for the periods presented.

	Three Months Ended		Six Months Ended
	June 30, 2012	July 2, 2011	June 30, 2012	July 2, 2011
Weighted average number of shares:
Common shares – basic	70,034,486	69,279,823	69,744,356	69,028,853
Effect of incremental dilutive securities:
Stock options, nonvested stock units, and employee stock purchase plans	1,507,616	1,805,175	2,251,562	2,378,705
Common shares – diluted	71,542,102	71,084,998	71,995,918	71,407,558
Stock options outstanding and nonvested stock units issued considered anti-dilutive excluded from calculation	64,000	229,470	196,758	156,065
13.     SUPPLEMENTAL CASH FLOW INFORMATION

The following table sets forth non-cash financing and investing activities and other cash flow information for the periods presented.

	Six Months Ended
	June 30, 2012	July 2, 2011
Non-cash financing and investing activities:
Accrued property and equipment additions (1)	$20,004	$5,267

Other cash flow information:
Interest paid (2)	$39,090	$52,394
Income taxes, net of refunds	$45,494	$40,975

(1)	Accrued property and equipment additions are recognized in the condensed consolidated statements of cash flows in the period they are paid.

(2)	Includes interest from the Financial Services segment totaling $26,945 and $35,751, respectively.

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

Segment assets are those directly used in or clearly allocable to an operating segment’s operations. For the Retail segment, assets include inventory in the retail stores, land, buildings, fixtures, and leasehold improvements. For the Direct segment, assets primarily include deferred catalog costs and fixed assets. Goodwill totaling $3,454, $3,450, and $3,664, at June 30, 2012, December 31, 2011, and July 2, 2011, respectively, was included in the Retail segment. The change in the carrying value of goodwill between periods is due to foreign currency adjustments. Assets for the Financial Services segment include cash, credit card loans, restricted cash, receivables, fixtures, and other assets. Cash and cash equivalents of the Financial Services segment were $302,191, $117,035, and $364,962 at June 30, 2012, December 31, 2011, and July 2, 2011, respectively. Assets for the Corporate Overhead and Other segment include corporate headquarters and facilities, merchandise distribution inventory, shared technology infrastructure and related information technology systems, corporate cash and cash equivalents, economic development bonds, prepaid expenses, deferred income taxes, and other corporate long-lived assets. Depreciation, amortization, and property and equipment expenditures are recognized in each respective segment. Intercompany revenue between segments was eliminated in consolidation.

CABELA'S INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands Except Share and Per Share Amounts)
(Unaudited)

Prior to January 1, 2012, under an Intercompany Agreement, the Financial Services segment had incurred a marketing fee that was paid to the Retail and Direct segments. Effective January 1, 2012, this Intercompany Agreement was amended with the marketing fee component eliminated and replaced with a fixed license fee equal to 70 basis points on all originated charge volume of the Cabela's CLUB Visa credit card portfolio. In addition, among other changes, the agreement requires the Financial Services segment to reimburse the Retail and Direct segments for certain operating and promotional costs. Reported operating income by segment, and the components of operating income for each segment, were not materially impacted for the three and six months ended June 30, 2012, compared to the three and six months ended July 2, 2011, by this new fixed license fee agreement. The Company does not expect that reported operating income by segment, or the components of operating income for each segment, will be materially impacted for full year 2012 compared to prior years by this new agreement.

Financial information by segment is presented in the following tables for the periods presented:

				Corporate Overhead and Other
			Financial Services
	Retail	Direct			Total
Three Months Ended June 30, 2012:
Merchandise sales	$384,209	$158,453	$—	$—	$542,662
Non-merchandise revenue:
Financial Services	—	—	79,267	—	79,267
Other	484	—	—	4,841	5,325
Total revenue	$384,693	$158,453	$79,267	$4,841	$627,254

Operating income (loss)	$71,224	$29,165	$21,276	$(63,837)	$57,828
As a percentage of revenue	18.5%	18.4%	26.8%	N/A	9.2%
Depreciation and amortization	$11,567	$1,831	$317	$5,686	$19,401
Assets	963,717	148,688	3,427,594	667,698	5,207,697

Three Months Ended July 2, 2011:
Merchandise sales	$328,811	$159,598	$—	$—	$488,409
Non-merchandise revenue:
Financial Services	—	—	70,277	—	70,277
Other	351	—	—	3,063	3,414
Total Revenue	$329,162	$159,598	$70,277	$3,063	$562,100

Operating income (loss)	$53,428	$31,072	$14,271	$(61,462)	$37,309
As a percentage of revenue	16.2%	19.5%	20.3%	N/A	6.6%
Depreciation and amortization	$10,344	$1,611	$243	$5,599	$17,797
Assets	875,079	136,918	3,304,189	711,583	5,027,769

CABELA'S INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands Except Share and Per Share Amounts)
(Unaudited)

				Corporate Overhead and Other
			Financial Services
	Retail	Direct			Total
Six Months Ended June 30, 2012:
Merchandise sales	$729,291	$348,648	$—	$—	$1,077,939
Non-merchandise revenue:
Financial Services	—	—	162,722	—	162,722
Other	733	—	—	9,364	10,097
Total revenue	$730,024	$348,648	$162,722	$9,364	$1,250,758

Operating income (loss)	$115,451	$63,339	$50,278	$(124,664)	$104,404
As a percentage of revenue	15.8%	18.2%	30.9%	N/A	8.3%
Depreciation and amortization	$22,373	$3,634	$560	$11,282	$37,849
Assets	963,717	148,688	3,427,594	667,698	5,207,697

Six Months Ended July 2, 2011:
Merchandise sales	$630,470	$367,049	$—	$—	$997,519
Non-merchandise revenue:
Financial Services	—	—	142,648	—	142,648
Other	528	—	—	8,116	8,644
Total Revenue	$630,998	$367,049	$142,648	$8,116	$1,148,811

Operating income (loss)	$88,316	$67,054	$28,238	$(115,412)	$68,196
As a percentage of revenue	14.0%	18.3%	19.8%	N/A	5.9%
Depreciation and amortization	$20,206	$3,120	$502	$11,231	$35,059
Assets	875,079	136,918	3,304,189	711,583	5,027,769

CABELA'S INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands Except Share and Per Share Amounts)
(Unaudited)

The components and amounts of total revenue for the Financial Services segment were as follows for the periods presented.

	Three Months Ended		Six Months Ended
	June 30, 2012	July 2, 2011	June 30, 2012	July 2, 2011

Interest and fee income	$72,085	$65,598	$145,193	$134,000
Interest expense	(12,689)	(18,567)	(26,580)	(35,860)
Provision for loan losses	(12,198)	(8,809)	(18,844)	(16,483)
Net interest income, net of provision for loan losses	47,198	38,222	99,769	81,657
Non-interest income:
Interchange income	74,939	66,230	143,366	124,903
Other non-interest income	3,981	3,256	8,020	6,303
Total non-interest income	78,920	69,486	151,386	131,206
Less: Customer rewards costs	(46,851)	(37,431)	(88,433)	(70,215)
Financial Services revenue	$79,267	$70,277	$162,722	$142,648
The following table sets forth the percentage of the Company's merchandise revenue contributed by major product categories for our Retail and Direct segments and in total for the three and six months ended June 30, 2012, and July 2, 2011.

	Retail		Direct		Total
Three Months Ended:	June 30, 2012	July 2, 2011	June 30, 2012	July 2, 2011	June 30, 2012	July 2, 2011

Product Category:
Hunting Equipment	39.7%	39.0%	30.3%	29.0%	37.0%	35.9%
General Outdoors	42.0	42.3	45.5	44.7	43.0	43.1
Clothing and Footwear	18.3	18.7	24.2	26.3	20.0	21.0
Total	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

	Retail		Direct		Total
Six Months Ended:	June 30, 2012	July 2, 2011	June 30, 2012	July 2, 2011	June 30, 2012	July 2, 2011

Product Category:
Hunting Equipment	45.3%	43.6%	32.9%	31.6%	41.3%	39.4%
General Outdoors	36.0	36.8	40.0	39.4	37.3	37.7
Clothing and Footwear	18.7	19.6	27.1	29.0	21.4	22.9
Total	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

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
Level 3 is comprised of financial instruments whose fair value is estimated based on internally developed models or methodologies utilizing significant inputs that are primarily unobservable from objective sources. At June 30, 2012, the Company's financial instruments carried on our condensed consolidated balance sheets subject to fair value measurements consisted of economic development bonds and were classified as Level 3 for valuation purposes. For the three and six months ended June 30, 2012, and July 2, 2011, there were no transfers in or out of Levels 1, 2, or 3.
The table below presents changes in fair value of the economic development bonds measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the periods presented:

	Three Months Ended		Six Months Ended
	June 30, 2012	July 2, 2011	June 30, 2012	July 2, 2011

Balance, beginning of period	$88,715	$103,063	$86,563	$104,231
Total gains or losses:
Included in earnings - realized	—	13	—	13
Included in accumulated other comprehensive income (loss) - unrealized	1,213	157	3,870	(500)
Valuation adjustments	—	—	—	—
Purchases, issuances, and settlements:
Purchases	—	601	—	601
Issuances	—	—	—	—
Settlements	(1,593)	(988)	(2,098)	(1,499)
Total	(1,593)	(387)	(2,098)	(898)
Balance, end of period	$88,335	$102,846	$88,335	$102,846
Fair values of the Company's economic development bonds were estimated using discounted cash flow projection estimates. These estimates are based on available market interest rates and the estimated amounts and timing of expected future payments to be received from municipalities under tax development zones, which the Company considers to be unobservable inputs (Level 3). These fair values do not reflect any premium or discount that could result from offering these bonds for sale or through early redemption, or any related income tax impact. Declines in the fair value of available-for-sale economic development bonds below cost that are deemed to be other than temporary are reflected in earnings. At June 30, 2012, and July 2, 2011, none of the bonds with a fair value below carrying value were deemed to have other than a temporary impairment.

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
The table below presents the estimated fair values of the Company's financial instruments that are not carried at fair value on our condensed consolidated balance sheets at the periods indicated. The fair values of all financial instruments listed below were estimated based on internally developed models or methodologies utilizing observable inputs (Level 2).

	June 30, 2012		December 31, 2011		July 2, 2011
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value

Financial Assets:
Credit card loans, net	$2,994,459	$2,994,459	$3,094,163	$3,094,163	$2,627,191	$2,627,191
Held-to-maturity investment securities	—	—	—	—	197,999	197,997

Financial Liabilities:
Time deposits	1,058,044	1,097,690	982,313	1,023,766	1,027,622	1,066,192
Secured long-term obligations of the Trust	1,827,500	1,783,643	1,402,500	1,374,507	1,845,900	1,814,044
Long-term debt	340,119	339,736	344,922	343,757	468,706	466,405
Credit Card Loans. Credit card loans are originated with variable rates of interest that adjust with changing market interest rates. Thus, the carrying value of the credit card loans, including the carrying value of deferred credit card origination costs as of June 30, 2012, less the allowance for loan losses, approximates fair value. This valuation does not include the value that relates to estimated cash flows generated from new loans over the life of the cardholder relationship. Accordingly, the aggregate fair value of the credit card loans does not represent the underlying value of the established cardholder relationship.
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

CABELA'S INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands Except Share and Per Share Amounts)
(Unaudited)

16.    ACCOUNTING PRONOUNCEMENTS
Effective June 16, 2011, the Financial Accounting Standards Board ("FASB") issued ASU No. 2011-05, Comprehensive Income, requiring entities to report components of other comprehensive income in either a single continuous statement or in two separate but consecutive statements of net income and other comprehensive income. This ASU does not change the items that must be reported in comprehensive income, how these items are measured, or when these items must be classified to net income. Effective December 23, 2011, the FASB issued ASU 2011-12, which indefinitely deferred, pending further deliberation by the FASB at a future date, the effective date of certain provisions of ASU 2011-05 relating to the reclassification of items out of accumulated other comprehensive income. Effective with the first quarter of 2012, we have provided herein the required financial reporting presentation pursuant to ASU 2011-05.
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

This report contains “forward-looking statements” that are based on our beliefs, assumptions, and expectations of future events, taking into account the information currently available to us.  All statements other than statements of current or historical fact contained in this report are forward-looking statements within the meaning of the Private Securities Litigation Reform Act.  The words “believe,” “may,” “should,” “anticipate,” “estimate,” “expect,” “intend,” “objective,” “seek,” “plan,” and similar statements are intended to identify forward-looking statements.  Forward-looking statements involve risks and uncertainties that may cause our actual results, performance, or financial condition to differ materially from the expectations of future results, performance, or financial condition we express or imply in any forward-looking statements.  These risks and uncertainties include, but are not limited to:

•	the state of the economy and the level of discretionary consumer spending, including changes in consumer preferences and demographic trends;

•	adverse changes in the capital and credit markets or the availability of capital and credit;

•	our ability to successfully execute our multi-channel strategy;

•	increasing competition in the outdoor sporting goods industry and for credit card products and reward programs;

•	the cost of our products, including increases in fuel prices;

•	the availability of our products due to political or financial instability in countries where the goods we sell are manufactured;

•	supply and delivery shortages or interruptions, and other interruptions or disruptions to our systems, processes, or controls, caused by system changes or other factors;

•	increased or adverse government regulations, including regulations relating to firearms and ammunition;

•	our ability to protect our brand, intellectual property, and reputation;

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

•
other risks, relevant factors, and uncertainties identified in our filings with the Securities and Exchange Commission ("SEC") (including the information set forth in the "Risk Factors" section of our Annual Report on Form 10-K for the fiscal year ended December 31, 2011, and in Part II, Item IA, of this report), which filings are available at the SEC's website at www.sec.gov.

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

Critical Accounting Policies and Use of Estimates

Our critical accounting policies and use of estimates utilized in the preparation of the condensed consolidated financial statements as of June 30, 2012, remain unchanged from December 31, 2011.

Cabela's®

We are a leading specialty retailer, and the world's largest direct marketer, of hunting, fishing, camping, and related outdoor merchandise.  We provide a quality service to our customers who enjoy an outdoor lifestyle by supplying outdoor products through our multi-channel retail business consisting of our Retail and Direct segments. Our Retail business segment consists of 37 stores, including three stores that opened in the first half of 2012 - Wichita, Kansas: Tulalip, Washington: and Saskatoon, Saskatchewan, Canada. We now have 34 stores located in the United States and three in Canada.  Our Direct business segment is comprised of our highly acclaimed Internet website which is supplemented by our catalog distributions as a selling and marketing tool.

World's Foremost Bank ("WFB", "Financial Services segment", or "Cabela's CLUB Visa Program") also plays an integral role in supporting our merchandising business.  The Financial Services segment is comprised of our credit card services which reinforces our strong brand and strengthens our customer loyalty through our credit card loyalty programs.

Executive Overview

	Three Months Ended
	June 30, 2012	July 2, 2011	Increase	%
			(Decrease)	Change
	(Dollars in Thousands Except Earnings Per Diluted Share)
Revenue:
Retail	$384,693	$329,162	$55,531	16.9%
Direct	158,453	159,598	(1,145)	(0.7)
Total	543,146	488,760	54,386	11.1
Financial Services	79,267	70,277	8,990	12.8
Other revenue	4,841	3,063	1,778	58.0
Total revenue	$627,254	$562,100	$65,154	11.6

Operating income	$57,828	$37,309	$20,519	55.0

Earnings per diluted share	$0.47	$0.31	$0.16	51.6

	Six Months Ended
	June 30, 2012	July 2, 2011	Increase	%
			(Decrease)	Change
	(Dollars in Thousands Except Earnings Per Diluted Share)
Revenue:
Retail	$730,024	$630,998	$99,026	15.7%
Direct	348,648	367,049	(18,401)	(5.0)
Total	1,078,672	998,047	80,625	8.1
Financial Services	162,722	142,648	20,074	14.1
Other revenue	9,364	8,116	1,248	15.4
Total revenue	$1,250,758	$1,148,811	$101,947	8.9

Operating income	$104,404	$68,196	$36,208	53.1

Earnings per diluted share	$0.87	$0.55	$0.32	58.2

Revenues in the three months ended June 30, 2012, totaled $627 million, an increase of $65 million, or 11.6%, over the three months ended July 2, 2011. Total merchandise sales increased $54 million, or 11.1%, comparing the three month periods primarily due to increases of $40 million in revenue from new retail stores and $14 million, or 4.7%, in comparable store sales, led by an increase in the hunting equipment product category. Direct revenue decreased $1 million comparing the three month periods, which is an improving trend compared to previous quarters.

Revenues in the six months ended June 30, 2012, totaled $1.3 billion, an increase of $102 million, or 8.9%, over the six months ended July 2, 2011.  Total merchandise sales increased $81 million, or 8.1%, comparing the six month periods primarily due to increases of $68 million in revenue from new retail stores and $27 million, or 4.5%, in comparable store sales, led by an increase in the hunting equipment product category. These increases were partially offset by a decrease of $18 million in Direct revenue, due to a decrease in the clothing and footwear product category.

Financial Services revenue increased $9 million, or 12.8%, in the three months ended June 30, 2012, compared to the three months ended July 2, 2011, and $20 million, or 14.1%, in the six months ended June 30, 2012, compared to the six months ended July 2, 2011, primarily due to an increase in interchange and interest income, lower interest expense, and growth in the number of active accounts and average balance per account, partially offset by higher customer reward costs.

Operating income increased $21 million, or 55.0%, in the three months ended June 30, 2012, compared to the three months ended July 2, 2011, and operating income as a percentage of revenue increased 260 basis points over the same period. The increases in total operating income and total operating income as a percentage of total revenue were primarily due to increases in revenue from the Retail and Financial Services segments as well as an increase in our merchandise gross profit. These improvements were partially offset by higher consolidated operating expenses. Selling, distribution, and administrative expenses increased primarily due to increases in comparable and new store costs and related support areas.

Operating income increased $36 million, or 53.1%, in the six months ended June 30, 2012, compared to the six months ended July 2, 2011, and operating income as a percentage of revenue increased 240 basis points over the same period. The increases in total operating income and total operating income as a percentage of total revenue were primarily due to increases in revenue from the Retail and Financial Services segments as well as an increase in our merchandise gross profit. These improvements were partially offset by lower revenue from our Direct segment and higher consolidated operating expenses. Selling, distribution, and administrative expenses increased primarily due to increases in comparable and new store costs and related support areas.

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

 In 2011 and into the first half of 2012, management confirmed that our strategic initiatives are the key to maintain our focus for improvement and have therefore continued to emphasize these key financial metrics: merchandise gross margin, Retail segment operating margin, total revenue growth, retail expansion, and growth of the Cabela's CLUB Visa loyalty program. Improvements in these metrics have led to an increase in our return on invested capital, an important measure of how effectively we have deployed capital in our operations in generating cash flows. Increases in our return on invested capital, on an after-tax basis, indicate improvements in our use of capital, thereby creating value in our Company.

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

We continue to concentrate our efforts in detailed pre-season planning, in-season monitoring of sales, and management of inventory to focus product assortment on our core customer base. We also continue to work with vendors to negotiate the best prices on products and to manage inventory levels, as well as to ensure vendors deliver all products and services as expected. We reduced promotional discounts by eliminating unprofitable retail store promotions. As a result, our merchandise gross margin as a percentage of merchandise revenue is increasing. Our merchandise gross profit as a percentage of merchandise revenue increased 70 basis points to 37.4% in the three months ended June 30, 2012, compared to the three months ended July 2, 2011, and 110 basis points to 35.9% in the six months ended June 30, 2012, compared to the six months ended July 2, 2011. This increase was primarily attributable to improved in-season and pre-season merchandise inventory planning, improvements in vendor collaboration, an ongoing focus of private label products, and advancements in price optimization to ensure we are pricing correctly in the marketplace.

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

We have improved our retail store merchandising processes, information technology systems, and distribution and logistics capabilities.  We have also improved our visual merchandising within the stores and coordinated merchandise at our stores by adding more regional product assortments.  To enhance customer service at our retail stores, we have increased our staff of outfitters and have continued our management training and mentoring programs that we previously implemented in 2010 for our next-generation store managers. In addition, comparing the three and six months ended June 30, 2012, to the three and six months ended July 2, 2011:

•	operating income increased $21 million and $36 million, respectively;

•	operating income as a percentage of Retail segment revenue increased 230 basis points to 18.5% and 180 basis points to 15.8%, respectively; and

•	comparable store sales increased 4.7% and 4.5%, respectively.

•
Retail Expansion: Our goal is to increase our retail presence across the United States and Canada by developing a profitable retail expansion strategy that takes into consideration not only site location, but also the strategic size for each store in its given market.

We opened three retail stores during the six months ended June 30, 2012, bringing our total retail store square footage to 4.9 million square feet, an increase of 5.1%. We have also developed a new Outpost store format which will be approximately 40,000 square feet in size and have a "core-flex" merchandise strategy (selected core assortment of products and flexible seasonal merchandise) that will allow us to effectively serve smaller markets with a large concentration of Cabela's customers. We opened three next-generation stores during the six months ended June 30, 2012. We opened a store in Wichita, Kansas, on March 14, 2012, a store in Tulalip, Washington, on April 19, 2012, and a store in Saskatoon, Saskatchewan, Canada on May 10, 2012. We have announced plans to open two additional next-generation stores in 2012: Rogers, Arkansas; and Charleston, West Virginia; and our first Outpost store in Union Gap, Washington, increasing our retail square footage to approximately 10% compared to the end of 2011. We have also announced plans to open next-generation stores in 2013 in Columbus, Ohio; Grandville, Michigan; Louisville, Kentucky; Thornton, Colorado; Lone Tree, Colorado; and Green Bay, Wisconsin. In addition, we recently announced plans to open an Outpost store in Saginaw, Michigan, in 2013 and a next-generation store in Anchorage, Alaska, in 2014.

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

Direct revenue decreased $1 million and $18 million in the three and six months ended June 30, 2012, compared to the three and six months ended July 2, 2011, respectively, due to a decrease in the clothing and footwear product category comparing the respective periods. Operating income for our Direct segment decreased $2 million in the three months ended June 30, 2012, compared to the three months ended July 2, 2011, and decreased $4 million in the six months ended June 30, 2012, compared to the six months ended July 2, 2011. Operating income as a percentage of our Direct business segment revenue in the three and six months ended June 30, 2012, decreased 110 basis points and 10 basis points, respectively, compared to the three and six months ended July 2, 2011.

Our efforts on redesigning our Internet website to support this important channel of our Direct business continue. Our Internet website continues to be the most visited sporting goods industry e-commerce website according to Hitwise, Incorporated, an online measurement company. In addition, our Facebook social network now has over 2.0 million fans.

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

•
Growth of Cabela's CLUB Visa Program: Our goal is to continue to attract new cardholders through our Retail and Direct businesses and increase the amount of merchandise or services customers purchase with their CLUB Visa cards. We want to continue this growth while maintaining the profitability of Cabela's CLUB Visa program and preserving customer loyalty by creating marketing plans, providing exclusive experiences, and expanding our partnership programs to best serve our customers' needs and give us brand exposure.

Cabela's CLUB Visa program continues to manage credit card delinquencies and charge-offs below industry average by adhering to our conservative underwriting criteria and active account management.  We added new credit cardholders as the number of average active accounts increased 7.8% to 1.5 million in the six months ended June 30, 2012, compared to the six months ended July 2, 2011. Financial Services revenue increased $9 million, or 12.8%, in the three months ended June 30, 2012, compared to the three months ended July 2, 2011, and $20 million, or 14.1%, in the six months ended June 30, 2012, compared to the six months ended July 2, 2011, primarily due to an increase in interchange and interest income, lower interest expense, and growth in the number of active accounts and average balance per account, partially offset by higher customer reward costs. During the six months ended June 30, 2012, the Financial Services segment issued $134 million in certificates of deposit, renewed its $225 million variable funding facility for an additional year, and completed two $500 million term securitizations.

Current Business Environment

Worldwide Credit Markets and Macroeconomic Environment - We believe that improvements in the United States economy helped lead to a lower level of delinquencies and a decrease in charge-offs comparing the six months ended June 30, 2012, to the six months ended July 2, 2011. We expect our charge-off and delinquency levels to remain below industry averages. The Financial Services segment continues to monitor developments in the securitization and certificates of deposit markets to ensure adequate access to liquidity.

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

The Reform Act imposes a moratorium on the approval of applications for Federal Deposit Insurance Corporation ("FDIC") insurance for an industrial bank, credit card bank, or trust bank that is owned by a commercial firm. Furthermore, the FDIC must, under most circumstances, disapprove any change in control that would result in direct or indirect control by a commercial firm of a credit card bank, such as WFB. For purposes of this provision, a company is a “commercial firm” if its consolidated annual gross revenues from activities that are financial in nature and, if applicable, from the ownership or control of one or more insured depository institutions, in the aggregate, represent less than 15% of its consolidated annual gross revenues. The Reform Act does not, however, eliminate the exception from the definition of “bank” under the Bank Holding Company Act of 1956, as amended (the “BHCA”) for credit card banks, such as WFB. As directed by the Reform Act, the United States Government Accountability Office released a report on January 20, 2012, that examines the potential implications of eliminating certain exceptions under the BHCA, including the exception for credit card banks. It is unclear whether this report will lead to any additional legislative or regulatory action. If the credit card bank exception were eliminated or modified, we may be required to divest our ownership of WFB unless we were willing and able to become a bank holding company under the BHCA. Any such required divestiture would materially adversely affect our business and results of operations.
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

The Jumpstart Our Business Startups Act (the “JOBS Act”) was signed into law on April 5, 2012, and will implement extensive changes to the laws regulating private offerings of securities, including Rule 144A private offerings such as the private offerings of asset-backed securities of the Cabela's Master Credit Card Trust and related entities (collectively referred to as the “Trust”) that WFB sponsors. The JOBS Act is designed to ease regulatory burdens related to certain capital raising transactions and requires the SEC to amend Rule 144A to provide that securities may be offered pursuant to Rule 144A by means of general solicitation or general advertising, including to persons other than qualified institutional buyers, so long as the issuer reasonably believes that each ultimate purchaser is a qualified institutional buyer. The impact that the JOBS Act will have on the securitization market and the Financial Services segment is unclear at this time.

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

Proposed Settlement of Visa Litigation – In June 2005, a number of entities, each purporting to represent a class of retail merchants, sued Visa and several member banks, and other credit card associations, alleging, among other things, that Visa and its member banks have violated United States antitrust laws by conspiring to fix the level of interchange fees. On July 13, 2012, the parties to this litigation announced that they had entered into a memorandum of understanding, which subject to certain conditions, including court approval, obligates the parties to enter into a settlement agreement to resolve the claims brought by the class members. If approved, the settlement agreement would, among other things, require the distribution to class merchants of an amount equal to 10 basis points of default interchange across all credit rate categories for a period of eight consecutive months, which otherwise would have been paid to issuers like WFB, require Visa to change its rules to allow merchants to charge a surcharge on credit card transactions subject to a cap, and require Visa to meet with merchant buying groups that seek to negotiate interchange rates collectively. To date, WFB has not been named as a defendant in any credit card industry lawsuits. Due to uncertainty in the ultimate resolution of this matter, management does not believe that there is a liability to record as of June 30, 2012. If the proposed settlement is approved as currently drafted, management believes that the 10 basis point reduction of default interchange across all credit rate categories for a period of eight consecutive months would result in a reduction of interchange income of less than $12.5 million in the Financial Services segment.
Operations Review

 The three months ended June 30, 2012, and July 2, 2011, each consisted of 13 weeks, and the six months ended June 30, 2012, and July 2, 2011, each consisted of 26 weeks. Our operating results expressed as a percentage of revenue were as follows for the periods presented.

	Three Months Ended		Six Months Ended
	June 30, 2012	July 2, 2011	June 30, 2012	July 2, 2011

Revenue	100.00%	100.00%	100.00%	100.00%
Cost of revenue	54.26	55.01	55.26	56.62
Gross profit (exclusive of depreciation and amortization)	45.74	44.99	44.74	43.38
Selling, distribution, and administrative expenses	36.52	38.18	36.40	37.36
Impairment and restructuring charges	—	0.17	—	0.08
Operating income	9.22	6.64	8.34	5.94
Other income (expense):
Interest expense, net	(1.03)	(1.09)	(0.87)	(1.06)
Other income, net	0.23	0.35	0.23	0.35
Total other income (expense), net	(0.80)	(0.74)	(0.64)	(0.71)
Income before provision for income taxes	8.42	5.90	7.70	5.23
Provision for income taxes	3.02	2.04	2.69	1.79
Net income	5.40%	3.86%	5.01%	3.44%

Results of Operations - Three Months Ended June 30, 2012, Compared to July 2, 2011

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
Comparisons and analysis of our revenues are presented below for the three months ended:

	June 30, 2012		July 2, 2011		Increase (Decrease)	% Change
		%		%
	(Dollars in Thousands)

Retail	$384,693	61.3%	$329,162	58.6%	$55,531	16.9%
Direct	158,453	25.3	159,598	28.4	(1,145)	(0.7)
Financial Services	79,267	12.6	70,277	12.5	8,990	12.8
Other	4,841	0.8	3,063	0.5	1,778	58.0
	$627,254	100.0%	$562,100	100.0%	$65,154	11.6

Product Sales Mix - The following table sets forth the percentage of our merchandise revenue contributed by major product categories for our Retail and Direct segments and in total for the three months ended June 30, 2012, and July 2, 2011.

	Retail		Direct		Total
	June 30, 2012	July 2, 2011	June 30, 2012	July 2, 2011	June 30, 2012	July 2, 2011
Product Category:
Hunting Equipment	39.7%	39.0%	30.3%	29.0%	37.0%	35.9%
General Outdoors	42.0	42.3	45.5	44.7	43.0	43.1
Clothing and Footwear	18.3	18.7	24.2	26.3	20.0	21.0
Total	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

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

Retail Revenue - Retail revenue increased $56 million, or 16.9%, in the three months ended June 30, 2012, compared to the three months ended July 2, 2011, primarily due to an increase of $40 million in revenue from the addition of new retail stores comparing the respective periods and an increase in comparable store sales of $14 million. Retail revenue growth was led by an increase in the hunting equipment product category.

	Three Months Ended
	June 30, 2012	July 2, 2011	Increase (Decrease)	% Change
	(Dollars in Thousands)

Comparable stores sales	$318,680	$304,292	$14,388	4.7%

Direct Revenue - Direct revenue decreased $1 million, or 0.7%, in the three months ended June 30, 2012, compared to the three months ended July 2, 2011. The decrease in Direct revenue comparing the three months ended June 30, 2012, to the three months ended July 2, 2011, was partially mitigated by promotional sales from Cabela's CLUB Visa credit cardholders at the end of the 2012 second quarter. The decrease in Direct revenue was attributable to a decline in the clothing and footwear product category.

Financial Services Revenue -  The following table sets forth the components of Financial Services revenue for the three months ended:

	June 30, 2012	July 2, 2011	Increase (Decrease)	% Change
	(Dollars in Thousands)

Interest and fee income	$72,085	$65,598	$6,487	9.9%
Interest expense	(12,689)	(18,567)	(5,878)	(31.7)
Provision for loan losses	(12,198)	(8,809)	3,389	38.5
Net interest income, net of provision for loan losses	47,198	38,222	8,976	23.5
Non-interest income:
Interchange income	74,939	66,230	8,709	13.1
Other non-interest income	3,981	3,256	725	22.3
Total non-interest income	78,920	69,486	9,434	13.6
Less: Customer rewards costs	(46,851)	(37,431)	9,420	25.2
Financial Services revenue	$79,267	$70,277	$8,990	12.8

Financial Services revenue increased $9 million, or 12.8%, for the three months ended June 30, 2012, compared to the three months ended July 2, 2011. The increase in interest and fee income of $6 million was due to an increase in credit card loans, partially offset by changes in the mix of credit card loan balances at each interest rate. Interest expense decreased $6 million due to decreases in interest rates. The increases in interchange income of $9 million and customer rewards costs of $9 million were due to an increase in credit card purchases.

The following table sets forth the components of Financial Services revenue as a percentage of average total credit card loans, including any accrued interest and fees, for the three months ended:

	June 30, 2012	July 2, 2011

Interest and fee income	9.6%	9.9%
Interest expense	(1.6)	(2.8)
Provision for loan losses	(1.6)	(1.3)
Interchange income	10.0	9.9
Other non-interest income	0.4	0.5
Customer rewards costs	(6.4)	(5.6)
Financial Services revenue	10.4%	10.6%

Key statistics reflecting the performance of the Cabela's CLUB Visa program are shown in the following chart for the three months ended:

	June 30, 2012	July 2, 2011	Increase (Decrease)	% Change
	(Dollars in Thousands Except Average Balance per Account )

Average balance of credit card loans (1)	$3,001,213	$2,657,501	$343,712	12.9%
Average number of active credit card accounts	1,492,033	1,382,428	109,605	7.9
Average balance per active credit card account (1)	$2,011	$1,922	$89	4.6
Net charge-offs on credit card loans (1)	$13,948	$15,552	$(1,604)	(10.3)
Net charge-offs as a percentage of average credit card loans (1)	1.86%	2.34%	(0.48)%
(1) Includes accrued interest and fees

The average balance of credit card loans increased to $3 billion, or 12.9%, for the three months ended June 30, 2012, compared to the three months ended July 2, 2011, due to an increase in the number of active accounts and the average balance per account.  The average number of active accounts increased to $1.5 million, or 7.9%, compared to the three months ended July 2, 2011, due to our marketing efforts.  Net charge-offs as a percentage of average credit card loans decreased to 1.86% for the three months ended June 30, 2012, down 48 basis points compared to the three months ended July 2, 2011, due to improvements in delinquencies and delinquency roll-rates.  See “Asset Quality of Cabela's CLUB Visa Program” in this report for additional information on trends in delinquencies and non-accrual loans and analysis of our allowance for loan losses.

Other Revenue

Other revenue was $5 million in the three months ended June 30, 2012, compared to $3 million in the three months ended July 2, 2011.

Merchandise Gross Profit

Comparisons and analysis of our gross profit on merchandising revenue are presented below for the periods presented:

	Three Months Ended
	June 30, 2012	July 2, 2011	Increase (Decrease)	% Change
	(Dollars in Thousands)

Merchandise sales	$542,662	$488,409	$54,253	11.1%
Merchandise gross profit	202,880	179,176	23,704	13.2
Merchandise gross profit as a percentage of merchandise sales	37.4%	36.7%	0.7%

 Merchandise Gross Profit - Our merchandise gross profit increased $24 million, or 13.2%, to $203 million in the three months ended June 30, 2012, compared to the three months ended July 2, 2011. The increase in our merchandise gross profit was primarily due to improved in-season and pre-season merchandise inventory planning, continued improvements in vendor collaboration, an ongoing focus on private label products, and further advancements in price optimization.

Our merchandise gross profit as a percentage of merchandise sales increased 70 basis points in the three months ended June 30, 2012, compared to the three months ended July 2, 2011, primarily due to continued improvements in pre-season and in-season inventory management and vendor collaboration, an ongoing focus on private label products, and further advancements in price optimization. Merchandise gross profit as a percentage of merchandise sales was partially offset by an adverse product mix shift due to increased sales of firearms, ammunition, and power sports products which carry a lower margin.

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

Comparisons and analysis of our selling, distribution, and administrative expenses are presented below for the periods presented:

	Three Months Ended
	June 30, 2012	July 2, 2011	Increase (Decrease)	% Change
	(Dollars in Thousands)

Selling, distribution, and administrative expenses	$229,049	$214,600	$14,449	6.7%
SD&A expenses as a percentage of total revenue	36.5%	38.2%	(1.7)%
Retail store pre-opening costs	$2,191	$3,692	$(1,501)	(40.7)

Selling, distribution, and administrative expenses increased $14 million, or 6.7%, in the three months ended June 30, 2012, compared to the three months ended July 2, 2011. However, expressed as a percentage of total revenue, selling, distribution, and administrative expenses decreased 170 basis points to 36.5% compared to 38.2% for the three months ended July 2, 2011. The most significant factors contributing to the changes in selling, distribution, and administrative expenses in the three months ended June 30, 2012, compared to the three months ended July 2, 2011, included:

•
an increase of $12 million in employee compensation, benefits, and contract labor primarily due to the opening of new retail stores and increases in staff for other retail stores, merchandising and distribution centers, and general corporate overhead support;

•	an increase of $3 million in building costs and depreciation primarily related to the operations and maintenance of our new and existing retail stores as well as corporate offices; and

•	a decrease of $2 million in direct marketing costs.

Significant changes in our consolidated selling, distribution, and administrative expenses related to specific business segments included the following:

Retail Segment:

•
An increase of $6 million in employee compensation, benefits, and contract labor primarily due to the opening of new retail stores and increases in staff for other retail stores and merchandising teams.

•	An increase of $3 million in advertising and promotional costs related to existing and new retail stores.

•	An increase of $3 million in building costs primarily related to the operations and maintenance of our new and existing retail stores.

Direct Segment:

•
A net decrease of $2 million in advertising and direct marketing costs primarily due to a managed reduction in catalog page count partially offset by increases in Internet related expenses due to our expanded use of digital marketing channels and enhancements to our website.

•	A decrease of $2 million in bad debt expense.

Financial Services Segment:

•	An increase of $3 million in employee compensation, benefits, and contract labor principally for positions added to support the growth of credit card operations.

Corporate Overhead, Distribution Centers, and Other:

•	An increase of $3 million in employee compensation and benefits in general corporate and the distribution centers to support operational growth.

Impairment and Restructuring Charges

Impairment and restructuring charges consisted of the following for the three months ended:

	June 30, 2012	July 2, 2011

	(In Thousands)
Impairment losses relating to:
Land held for sale	$—	$264
Restructuring charges for:
Severance and related benefits	—	691
Total	$—	$955

Our long-lived assets are evaluated for possible impairment whenever changes in circumstances may indicate that the carrying value of an asset may not be recoverable. During the three months ended June 30, 2012, and July 2, 2011, we evaluated the recoverability of certain property, equipment, land held for sale, and economic development bonds. In accordance with accounting guidance on asset valuations, we recognized impairment losses totaling $0.3 million in the three months ended July 2, 2011.  In the three months ended July 2, 2011, we incurred charges of $0.7 million for severance and related benefits.  Trends and management projections could change undiscounted cash flows in future periods which could trigger possible future write downs.

Operating Income

Operating income is revenue less cost of revenue and selling, distribution, and administrative expenses.  Operating income for our merchandise business segments excludes costs associated with operating expenses of distribution centers, procurement activities, and other corporate overhead costs. Comparisons and analysis of operating income are presented below for the periods presented:

	Three Months Ended
	June 30, 2012	July 2, 2011	Increase (Decrease)	% Change
	(Dollars in Thousands)

Total operating income	$57,828	$37,309	$20,519	55.0%
Total operating income as a percentage of total revenue	9.2%	6.6%	2.6%

Operating income by business segment:
Retail	$71,224	$53,428	$17,796	33.3
Direct	29,165	31,072	(1,907)	(6.1)
Financial Services	21,276	14,271	7,005	49.1

Operating income as a percentage of segment revenue:
Retail	18.5%	16.2%	2.3%
Direct	18.4	19.5	(1.1)
Financial Services	26.8	20.3	6.5

Operating income increased $21 million, or 55.0%, in the three months ended June 30, 2012, compared to the three months ended July 2, 2011, and operating income as a percentage of revenue increased to 9.2% in the three months ended June 30, 2012. The increases in total operating income and total operating income as a percentage of total revenue were primarily due to increases in revenue from our Retail and Financial Services segments as well as an increase in our merchandise gross profit. These improvements were partially offset by higher consolidated operating expenses. Selling, distribution, and administrative expenses increased primarily due to increases in comparable and new store costs and related support areas.

Prior to January 1, 2012, under an Intercompany Agreement, the Financial Services segment had incurred a marketing fee that was paid to the Retail and Direct segments. Effective January 1, 2012, this Intercompany Agreement was amended with the marketing fee component eliminated and replaced with a fixed license fee equal to 70 basis points on all originated charge volume of the Cabela's CLUB Visa credit card portfolio. In addition, among other changes, the agreement requires the Financial Services segment to reimburse the Retail and Direct segments for certain operating and promotional costs. The Company does not expect that reported operating income by segment, or the components of operating income for each segment, will be materially impacted for full year 2012 compared to prior years by this new agreement.
Reported operating income by segment, and the components of operating income for each segment, were not materially impacted in the three months ended June 30, 2012, compared to the three months ended July 2, 2011, by the amendments to the Intercompany Agreement. Fees paid under the Intercompany Agreement by the Financial Services segment to these two segments increased $4 million in the three months ended June 30, 2012, compared to the three months ended July 2, 2011, a $6 million increase to the Retail segment and a $2 million decrease to the Direct segment.
Interest (Expense) Income, Net

Interest expense, net of interest income, was $6 million in both the three months ended June 30, 2012, and July 2, 2011. Interest expense is accrued on our revolving credit facilities and long-term debt as well as on unrecognized tax benefits.

Other Non-Operating Income, Net

Other non-operating income was $1 million in the three months ended June 30, 2012, compared to $2 million in the three months ended July 2, 2011.  This income is primarily from interest earned on our economic development bonds.

Provision for Income Taxes

Our effective tax rate was 35.9% for the three months ended June 30, 2012, compared to 34.6% for the three months ended July 2, 2011.  The effective tax rate for the three months ended June 30, 2012, is higher compared to the tax rate for the three months ended July 2, 2011, partially due to state income tax settlements by the Company in the three months ended June 30, 2012. The effective tax rates for both periods differed from our statutory rate primarily due to the mix of taxable income between the United States and foreign tax jurisdictions.

Results of Operations - Six Months Ended June 30, 2012, Compared to July 2, 2011

Revenues

Comparisons and analysis of our revenues are presented below for the six months ended:

	June 30, 2012		July 2, 2011		Increase (Decrease)	% Change
		%		%
	(Dollars in Thousands)

Retail	$730,024	58.4%	$630,998	54.9%	$99,026	15.7%
Direct	348,648	27.9	367,049	32.0	(18,401)	(5.0)
Financial Services	162,722	13.0	142,648	12.4	20,074	14.1
Other	9,364	0.7	8,116	0.7	1,248	15.4
	$1,250,758	100.0%	$1,148,811	100.0%	$101,947	8.9

Product Sales Mix - The following table sets forth the percentage of our merchandise revenue contributed by major product categories for our Retail and Direct segments and in total for the six months ended June 30, 2012, and July 2, 2011.

	Retail		Direct		Total
	June 30, 2012	July 2, 2011	June 30, 2012	July 2, 2011	June 30, 2012	July 2, 2011
Product Category:
Hunting Equipment	45.3%	43.6%	32.9%	31.6%	41.3%	39.4%
General Outdoors	36.0	36.8	40.0	39.4	37.3	37.7
Clothing and Footwear	18.7	19.6	27.1	29.0	21.4	22.9
Total	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

Retail Revenue - Retail revenue increased $99 million, or 15.7%, in the six months ended June 30, 2012, compared to the six months ended July 2, 2011, primarily due to an increase of $68 million in revenue from the addition of new retail stores comparing the respective periods and an increase in comparable store sales of $27 million. Retail revenue growth was led by an increase in the hunting equipment product category.

	Six Months Ended
	June 30, 2012	July 2, 2011	Increase (Decrease)	% Change
	(Dollars in Thousands)

Comparable stores sales	$623,428	$596,714	$26,714	4.5%

Direct Revenue - Direct revenue decreased $18 million, or 5.0%, in the six months ended June 30, 2012, compared to the six months ended July 2, 2011. The decrease in Direct revenue comparing the six months ended June 30, 2012, to the six months ended July 2, 2011, was partially due to lost sales as a result of competitors reducing prices to liquidate excess winter inventory. The decrease in Direct revenue was attributable to a decline in the clothing and footwear product category.

Financial Services Revenue -  The following table sets forth the components of Financial Services revenue for the six months ended:

	June 30, 2012	July 2, 2011	Increase (Decrease)	% Change
	(Dollars in Thousands)

Interest and fee income	$145,193	$134,000	$11,193	8.4%
Interest expense	(26,580)	(35,860)	(9,280)	(25.9)
Provision for loan losses	(18,844)	(16,483)	2,361	14.3
Net interest income, net of provision for loan losses	99,769	81,657	18,112	22.2
Non-interest income:
Interchange income	143,366	124,903	18,463	14.8
Other non-interest income	8,020	6,303	1,717	27.2
Total non-interest income	151,386	131,206	20,180	15.4
Less: Customer rewards costs	(88,433)	(70,215)	18,218	25.9
Financial Services revenue	$162,722	$142,648	$20,074	14.1

Financial Services revenue increased $20 million, or 14.1%, for the six months ended June 30, 2012, compared to the six months ended July 2, 2011. The increase in interest and fee income of $11 million was due to an increase in credit card loans, partially offset by changes in the mix of credit card loan balances at each interest rate. Interest expense decreased $9 million due to decreases in interest rates. The increases in interchange income of $18 million and customer rewards costs of $18 million were due to an increase in credit card purchases.

The following table sets forth the components of Financial Services revenue as a percentage of average total credit card loans, including any accrued interest and fees, for the six months ended:

	June 30, 2012	July 2, 2011

Interest and fee income	9.8%	10.1%
Interest expense	(1.8)	(2.7)
Provision for loan losses	(1.2)	(1.2)
Interchange income	9.6	9.4
Other non-interest income	0.6	0.5
Customer rewards costs	(6.0)	(5.3)
Financial Services revenue	11.0%	10.8%

Key statistics reflecting the performance of the Cabela's CLUB Visa program are shown in the following chart for the six months ended:

	June 30, 2012	July 2, 2011	Increase (Decrease)	% Change
	(Dollars in Thousands Except Average Balance per Account )

Average balance of credit card loans (1)	$2,984,384	$2,643,827	$340,557	12.9%
Average number of active credit card accounts	1,487,242	1,379,814	107,428	7.8
Average balance per active credit card account (1)	$2,007	$1,916	$91	4.7
Net charge-offs on credit card loans (1)	$28,794	$33,587	$(4,793)	(14.3)
Net charge-offs as a percentage of average credit card loans (1)	1.93%	2.54%	(0.61)%
(1) Includes accrued interest and fees

The average balance of credit card loans increased to $3.0 billion, or 12.9%, for the six months ended June 30, 2012, compared to the six months ended July 2, 2011, due to an increase in the number of active accounts and the average balance per account.  The average number of active accounts increased to 1.5 million, or 7.8%, compared to the six months ended July 2, 2011, due to our marketing efforts.  Net charge-offs as a percentage of average credit card loans decreased to 1.93% for the six months ended June 30, 2012, down 61 basis points compared to the six months ended July 2, 2011, due to improvements in delinquencies and delinquency roll-rates.  See “Asset Quality of Cabela's CLUB Visa Program” in this report for additional information on trends in delinquencies and non-accrual loans and analysis of our allowance for loan losses.

Other Revenue

Other revenue was $10 million in the six months ended June 30, 2012, compared to $9 million in the six months ended July 2, 2011.

Merchandise Gross Profit

Comparisons and analysis of our gross profit on merchandising revenue are presented below for the periods presented:

	Six Months Ended
	June 30, 2012	July 2, 2011	Increase (Decrease)	% Change
	(Dollars in Thousands)

Merchandise sales	$1,077,939	$997,519	$80,420	8.1%
Merchandise gross profit	387,437	347,076	40,361	11.6
Merchandise gross profit as a percentage of merchandise sales	35.9%	34.8%	1.1%

 Merchandise Gross Profit - Our merchandise gross profit increased $40 million, or 11.6%, to $387 million in the six months ended June 30, 2012, compared to the six months ended July 2, 2011. The increase in our merchandise gross profit was primarily due to better inventory management, which reduced the need to mark down product, continued improvements in vendor collaboration, an ongoing focus on private label products, and further advancements in price optimization.

Our merchandise gross profit as a percentage of merchandise sales increased 110 basis points in the six months ended June 30, 2012, compared to the six months ended July 2, 2011, primarily due to continued improvements in pre-season and in-season inventory management and vendor collaboration which allowed us to avoid significant end of season markdowns as we transitioned from fall to spring merchandise. The merchandise gross profit as a percentage of merchandise sales was partially offset by an adverse product mix shift due to increased sales of firearms, ammunition, and power sports products which carry a lower margin.

Selling, Distribution, and Administrative Expenses

Comparisons and analysis of our selling, distribution, and administrative expenses are presented below for the periods presented:

	Six Months Ended
	June 30, 2012	July 2, 2011	Increase (Decrease)	% Change
	(Dollars in Thousands)

Selling, distribution, and administrative expenses	$455,218	$429,214	$26,004	6.1%
SD&A expenses as a percentage of total revenue	36.4%	37.4%	(1.0)%
Retail store pre-opening costs	$6,189	$6,452	$(263)	(4.1)

Selling, distribution, and administrative expenses increased $26 million, or 6.1%, in the six months ended June 30, 2012, compared to the six months ended July 2, 2011. Expressed as a percentage of total revenue, selling, distribution, and administrative expenses decreased 100 basis points to 36.4% compared to 37.4% for the six months ended July 2, 2011. The most significant factors contributing to the changes in selling, distribution, and administrative expenses in the six months ended June 30, 2012, compared to the six months ended July 2, 2011, included:

•
an increase of $22 million in employee compensation, benefits, and contract labor primarily due to the opening of new retail stores and increases in staff for other retail stores, merchandising and distribution centers, and general corporate overhead support;

•	an increase of $6 million in building costs and depreciation primarily related to the operations and maintenance of our new and existing retail stores as well as corporate offices;

•
a decrease of $4 million in advertising and promotional costs to support customer relationships, for new store openings, and from an increase in account origination costs in the Financial Services segment;

•	a decrease of $4 million in direct marketing costs; and

•	an increase of $2 million in equipment and software expense primarily related to new equipment and updates to support operational growth.

Significant changes in our consolidated selling, distribution, and administrative expenses related to specific business segments included the following:

Retail Segment:

•
An increase of $11 million in employee compensation, benefits, and contract labor primarily due to the opening of new retail stores and increases in staff for other retail stores and merchandising teams.

•	An increase of $5 million in building costs primarily related to the operations and maintenance of our new and existing retail stores.

•	An increase of $3 million in advertising and promotional costs related to existing and new retail stores.

Direct Segment:

•
A net decrease of $7 million in advertising and direct marketing costs primarily due to a managed reduction in catalog page count partially offset by increases in Internet related expenses due to our expanded use of digital marketing channels and enhancements to our website.

•	A decrease of $2 million in employee compensation, benefits, and contract labor.

Financial Services Segment:

•	An increase of $6 million in employee compensation, benefits, and contract labor principally for positions added to support the growth of credit card operations.

Corporate Overhead, Distribution Centers, and Other:

•	A net increase of $7 million in employee compensation, benefits, and contract labor in general corporate and the distribution centers to support operational growth.

•	An increase of $2 million in equipment and software expense primarily related to new equipment and updates to support operational growth.

Impairment and Restructuring Charges

Impairment and restructuring charges consisted of the following for the six months ended:

	June 30, 2012	July 2, 2011

	(In Thousands)
Impairment losses relating to:
Land held for sale	$—	$264
Restructuring charges for:
Severance and related benefits	—	691
Total	$—	$955

During the six months ended June 30, 2012, and July 2, 2011, we evaluated the recoverability of certain property, equipment, land held for sale, and economic development bonds. In accordance with accounting guidance on asset valuations, we recognized impairment losses totaling $0.3 million in the six months ended July 2, 2011.  In the six months ended July 2, 2011, we incurred charges of $0.7 million for severance and related benefits.  Trends and management projections could change undiscounted cash flows in future periods which could trigger possible future write downs.

Operating Income

Comparisons and analysis of operating income are presented below for the periods presented:

	Six Months Ended
	June 30, 2012	July 2, 2011	Increase (Decrease)	% Change
	(Dollars in Thousands)

Total operating income	$104,404	$68,196	$36,208	53.1%
Total operating income as a percentage of total revenue	8.3%	5.9%	2.4%

Operating income by business segment:
Retail	$115,451	$88,316	$27,135	30.7
Direct	63,339	67,054	(3,715)	(5.5)
Financial Services	50,278	28,238	22,040	78.1

Operating income as a percentage of segment revenue:
Retail	15.8%	14.0%	1.8%
Direct	18.2	18.3	(0.1)
Financial Services	30.9	19.8	11.1

Operating income increased $36 million, or 53.1%, in the six months ended June 30, 2012, compared to the six months ended July 2, 2011, and operating income as a percentage of revenue increased to 8.3% in the six months ended June 30, 2012. The increases in total operating income and total operating income as a percentage of total revenue were primarily due to increases in revenue from our Retail and Financial Services segments as well as an increase in our merchandise gross profit. These improvements were partially offset by lower revenue from our Direct segment and higher consolidated operating expenses. Selling, distribution, and administrative expenses increased primarily due to increases in comparable and new store costs and related support areas.

Prior to January 1, 2012, under an Intercompany Agreement, the Financial Services segment had incurred a marketing fee that was paid to the Retail and Direct segments. Effective January 1, 2012, this Intercompany Agreement was amended with the marketing fee component eliminated and replaced with a fixed license fee equal to 70 basis points on all originated charge volume of the Cabela's CLUB Visa credit card portfolio. In addition, among other changes, the agreement requires the Financial Services segment to reimburse the Retail and Direct segments for certain operating and promotional costs. The Company does not expect that reported operating income by segment, or the components of operating income for each segment, will be materially impacted for full year 2012 compared to prior years by this new agreement.
Reported operating income by segment, and the components of operating income for each segment, were not materially impacted in the six months ended June 30, 2012, compared to the six months ended July 2, 2011, by the amendments to the Intercompany Agreement. Fees paid under the Intercompany Agreement by the Financial Services segment to these two segments increased $1 million in the six months ended June 30, 2012, compared to the six months ended July 2, 2011; a $5 million increase to the Retail segment and a $4 million decrease to the Direct segment.

Interest (Expense) Income, Net

Interest expense, net of interest income, decreased $1 million to $11 million in the six months ended June 30, 2012, compared to $12 million in the six months ended July 2, 2011. Interest expense is accrued on our revolving credit facilities and long-term debt as well as on unrecognized tax benefits.

Other Non-Operating Income, Net

Other non-operating income was $3 million in the six months ended June 30, 2012, compared to $4 million in the six months ended July 2, 2011.  This income is primarily from interest earned on our economic development bonds.

Provision for Income Taxes

Our effective tax rate was 34.9% for the six months ended June 30, 2012, compared to 34.2% for the six months ended July 2, 2011.   The effective tax rate for the six months ended June 30, 2012, is higher compared to the tax rate for the six months ended July 2, 2011, partially due to state income tax settlements by the Company in the three months ended June 30, 2012. The effective tax rates for both periods differed from our statutory rate primarily due to the mix of taxable income between the United States and foreign tax jurisdictions.

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

The quality of our credit card loan portfolio at any time reflects, among other factors:  1) the creditworthiness of cardholders, 2) general economic conditions, 3) the success of our account management and collection activities, and 4) the life-cycle stage of the portfolio.  During periods of economic weakness, delinquencies and net charge-offs are more likely to increase. We have mitigated periods of economic weakness by selecting a customer base that is very creditworthy.  We use the scores of Fair Isaac Corporation (“FICO”), a widely-used tool for assessing an individual's credit rating, as the primary credit quality indicator. During the second quarter of 2012, the Financial Services segment incorporated a newer version of FICO that utilizes the same factors as the previous scoring model, but is more sensitive to utilization of available credit, delinquencies considered serious and frequent, and maintenance of various types of credit. Management of the Financial Services segment believes the newer version will enable us to improve our risk management decisions. The newer version FICO score resulted in a slightly higher median score of our credit cardholders, which was 794 at June 30, 2012, compared to 788 at December 31, 2011, and 789 at July 2, 2011.

The following table shows delinquent, non-accrual, and restructured loans as a percentage of our credit card loans, including any accrued interest and fees, at the periods ended:

	June 30, 2012	December 31, 2011	July 2, 2011
Number of days delinquent and still accruing:
Greater than 30 days	0.57%	0.64%	0.64%
Greater than 60 days	0.33	0.38	0.39
Greater than 90 days	0.18	0.20	0.20

Non-accrual	0.20	0.20	0.26
Restructured (excluded from percentages above)	1.69	1.91	2.61

The following table reports delinquencies, including any delinquent non-accrual and restructured credit card loans, as a percentage of our credit card loans, including any accrued interest and fees, in a manner consistent with our monthly external reporting for the periods presented:

	June 30, 2012	December 31, 2011	July 2, 2011
Number of days delinquent:
Greater than 30 days	0.73%	0.87%	0.92%
Greater than 60 days	0.43	0.53	0.57
Greater than 90 days	0.23	0.27	0.28

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

The following table shows the activity in our allowance for loan losses and charge off activity for the periods presented:

	Three Months Ended		Six Months Ended
	June 30, 2012	July 2, 2011	June 30, 2012	July 2, 2011
	(Dollars in Thousands)

Balance, beginning of period	$67,050	$82,800	$73,350	$90,900
Provision for loan losses	12,198	8,809	18,844	16,483

Charge-offs	(16,834)	(18,275)	(34,846)	(39,530)
Recoveries	4,636	4,466	9,702	9,947
Net charge-offs	(12,198)	(13,809)	(25,144)	(29,583)
Balance, end of period	$67,050	$77,800	$67,050	$77,800

Net charge-offs on credit card loans	$(12,198)	$(13,809)	$(25,144)	$(29,583)
Charge-offs of accrued interest and fees (recorded as a reduction in interest and fee income)	(1,749)	(1,743)	(3,650)	(4,004)
Total net charge-offs including accrued interest and fees	$(13,947)	$(15,552)	$(28,794)	$(33,587)

Net charge-offs including accrued interest and fees as a percentage of average credit card loans	1.86%	2.34%	1.93%	2.54%

For the six months ended June 30, 2012, net charge-offs as a percentage of average credit card loans decreased to 1.93%, down 61 basis points compared to 2.54% for the six months ended July 2, 2011. We believe our charge-off levels remain well below industry averages.  Our net charge-off rates and allowance for loan losses have decreased due to improved outlooks in the quality of our credit card portfolio evidenced by lower delinquencies and delinquency roll-rates and favorable charge-off trends.

Liquidity and Capital Resources

Overview

Our Retail and Direct segments and the Financial Services segment have significantly differing liquidity and capital needs. We believe that we will have sufficient capital available from cash on hand, our revolving credit facility, and other borrowing sources to fund our foreseeable cash requirements and near-term growth plans. At June 30, 2012, December 31, 2011, and July 2, 2011, cash on a consolidated basis totaled $347 million, $305 million, and $385 million, respectively, of which $302 million, $117 million, and $365 million, respectively, was cash at the Financial Services segment which will be utilized to meet this segment's liquidity requirements.  We evaluate the credit markets for certificates of deposit and securitizations to determine the most cost effective source of funds for the Financial Services segment.
As of June 30, 2012, cash and cash equivalents held by our foreign subsidiaries totaled $24 million.  Our intent is to permanently reinvest a portion of these funds outside the United States for capital expansion, and to repatriate a portion of these funds. Based on our current projected capital needs and the current amount of cash and cash equivalents held by our foreign subsidiaries, we do not anticipate incurring any material tax costs beyond our accrued tax position in connection with any repatriation, but we may be required to accrue for unanticipated additional tax costs in the future if our expectations or the amount of cash held by our foreign subsidiaries change.

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
Our unsecured $415 million revolving credit facility and unsecured senior notes contain certain financial covenants, including the maintenance of minimum debt coverage, a fixed charge coverage ratio, a leverage ratio, and a minimum consolidated net worth standard. In the event that we failed to comply with these covenants, a default would trigger and all principal and outstanding interest would immediately be due and payable. At June 30, 2012, we were in compliance with all financial covenants under our credit agreements and unsecured notes. We anticipate that we will continue to be in compliance with all financial covenants under our credit agreements and unsecured notes through at least the next 12 months.

Our $15 million Canadian dollars ("CAD") unsecured revolving credit facility is for our operation in Canada and expires June 30, 2013.  The credit facility permits the issuance of up to $5 million CAD in letters of credit, which reduce the overall credit limit available under the credit facility.

We announced on February 16, 2012, our intent to repurchase up to 800,000 shares of our common stock in open market transactions through February 2013 to offset future equity grants. During the six months ended June 30, 2012, we repurchased 800,000 shares of our common stock for $29 million.

Financial Services Segment – The primary cash requirements of the Financial Services segment relate to the financing of credit card loans.  These cash requirements will increase if our credit card originations increase or if our cardholders' balances or spending increase. The Financial Services segment sources operating funds in the ordinary course of business through various financing activities, which include funding obtained from securitization transactions, obtaining brokered and non-brokered certificates of deposit, borrowing under its federal funds purchase agreements, and generating cash from operations. During the six months ended June 30, 2012, the Financial Services segment issued $134 million in certificates of deposit, renewed its $225 million variable funding facility for an additional year, and completed two $500 million term securitizations.

WFB is prohibited by regulations from lending money to Cabela's or other affiliates. WFB is subject to capital requirements imposed by Nebraska banking law and the Visa U.S.A., Inc. ("Visa") membership rules, and its ability to pay dividends is also limited by Nebraska and Federal banking law.  If there are any disruptions in the credit markets, the Financial Services segment, like many other financial institutions, may increase its funding from certificates of deposit which may result in increased competition in the deposits market with fewer funds available or at unattractive rates.  Our ability to issue certificates of deposit is reliant on our current regulatory capital levels.  WFB is classified as a “well capitalized” bank, the highest category under the regulatory framework for prompt corrective action.  If WFB were to be classified as an “adequately capitalized” bank, which is the next level category down from "well capitalized," we would be required to obtain a waiver from the FDIC in order to continue to issue certificates of deposit.  We will invest additional capital in the Financial Services segment, if necessary, in order for WFB to continue to meet the minimum requirements for the "well capitalized" classification under the regulatory framework for prompt corrective action. In addition to the non-brokered certificates of deposit market to fund growth and maturing securitizations, we have access to the brokered certificates of deposit market through multiple financial institutions for liquidity and funding purposes.

On June 7, 2012, the FDIC and the other federal banking agencies announced they are seeking comment on proposed rules that would revise and replace the agencies' current capital rules.  Among other things, the proposed rules would revise the agencies' prompt corrective action framework by introducing a common equity tier 1 capital requirement and a higher minimum tier 1 capital requirement.  In addition, the proposed rules include a supplementary leverage ratio for depository institutions subject to the advanced approaches capital rules. It is not clear how the final rules will differ from the proposed rules, if at all, or the impact of the final rules on WFB and its ability to comply with a new common equity tier 1 capital requirement and a higher minimum tier 1 capital requirement.

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

In addition, several rules and regulations have recently been proposed or adopted that may substantially affect issuers of asset-backed securities. The Jumpstart Our Business Startups Act (the “JOBS Act”) was signed into law on April 5, 2012, and will implement extensive changes to the laws regulating private offerings of securities, including Rule 144A private offerings such as the private offerings of asset-backed securities of the Trust that WFB sponsors. The JOBS Act is designed to ease regulatory burdens related to certain capital raising transactions and requires the SEC to amend Rule 144A to provide that securities may be offered pursuant to Rule 144A by means of general solicitation or general advertising, including to persons other than qualified institutional buyers, so long as the issuer reasonably believes that each ultimate purchaser is a qualified institutional buyer. The impact that the JOBS Act will have on the securitization market and the Financial Services segment is unclear at this time.

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

Operating, Investing, and Financing Activities

The following table presents changes in our cash and cash equivalents for the periods presented:

	Six Months Ended
	June 30, 2012	July 2, 2011
	(In Thousands)

Net cash provided by operating activities	$69,906	$22,573
Net cash used in investing activities	(62,741)	(271,859)
Net cash provided by financing activities	35,545	498,194

2012 versus 2011

Operating Activities - Cash from operating activities increased $47 million in the six months ended June 30, 2012, compared to the six months ended July 2, 2011. Net income from operations was $63 million in the six months ended June 30, 2012, compared to $39 million in the same period for 2011. Inventories increased $82 million at June 30, 2012, compared to December 31, 2011, while inventories increased $91 million at July 2, 2011, compared to fiscal year end 2010, a net change of $9 million. The increase in inventories in 2012 is primarily due to the addition of new retail stores. Income taxes decreased $22 million in the six months ended June 30, 2012, compared to $30 million in the six months ended July 2, 2011. Partially offsetting these increases to cash were decreases of $20 million in accounts receivable and prepaid expenses comparing the six months ended June 30, 2012, to the six months ended July 2, 2011. During the six months ended June 30, 2012, we made an estimated payment for United States federal income taxes of $16 million and an income tax payment of $26 million on foreign taxable income for fiscal years 2010 and 2009.

Investing Activities - Cash used in investing activities decreased $209 million in the six months ended June 30, 2012, compared to the six months ended July 2, 2011. We purchased $198 million of held-to-maturity securities in the six months ended July 2, 2011, compared to no purchases in the six months ended June 30, 2012. The Financial Services segment received cash on a net basis for credit card loans originated externally at third parties totaling $15 million in the six months ended June 30, 2012, compared to cash outflows of $2 million in the six months ended July 2, 2011. Restricted cash accounts of the Trust increased $2 million in the six months ended June 30, 2012, compared to July 2, 2011. Cash paid for property and equipment additions totaled $86 million in the six months ended June 30, 2012, compared to $73 million in the six months ended July 2, 2011.  At June 30, 2012, we estimated total capital expenditures for the development, construction, and completion of retail stores, including the purchase of economic development bonds, if any, to approximate $175 million through the next 12 months.  We expect to fund these estimated capital expenditures with cash from operations.

Financing Activities - Cash provided by financing activities decreased $463 million in the six months ended June 30, 2012, compared to the six months ended July 2, 2011.  This net change was primarily due to a net decrease in time deposits, where the Financial Services segment generated $515 million in the six months ended July 2, 2011, compared to $76 million in the six months ended June 30, 2012. Also, net borrowings on our lines of credit for working capital and inventory financing decreased $121 million in the six months ended June 30, 2012, compared to July 2, 2011.  At June 30, 2012, we had no balance outstanding on our unsecured revolving credit facility compared to $115 million outstanding at July 2, 2011. We had a net decrease from the secured obligations of the Trust, which totaled $35 million in net repayments for the six months ended June 30, 2012, compared to a net decrease of $138 million for the six months ended July 2, 2011. We also had a net increase of $9 million from the exercise of employee stock options in the six months ended June 30, 2012, compared to the six months ended July 2, 2011.

We announced on February 16, 2012, our intent to repurchase up to 800,000 shares of our common stock in open market transactions through February 2013 to offset future equity grants. During the six months ended June 30, 2012, we repurchased 800,000 shares of our common stock for $29 million.

The following table presents the borrowing activities of our merchandising business and the Financial Services segment for the periods presented:

	Six Months Ended
	June 30, 2012	July 2, 2011
	(In Thousands)

Borrowings (repayments) on revolving credit facilities and inventory financing, net	$3,207	$124,040
Secured borrowings (repayments) of the Trust, net	(35,000)	(138,000)
Issuances (repayments) of long-term debt, net of repayments	(8,262)	(114)
Total	$(40,055)	$(14,074)

The following table summarizes our availability under the Company's debt and credit facilities, excluding the facilities of the Financial Services segment, at the periods ended:

	June 30, 2012	July 2, 2011
	(In Thousands)

Amounts available for borrowing under credit facilities (1)	$430,000	$365,000
Principal amounts outstanding	(3,461)	(123,668)
Outstanding letters of credit and standby letters of credit	(22,311)	(19,090)
Remaining borrowing capacity, excluding the Financial Services segment facilities	$404,228	$222,242

(1)	Consists of our revolving credit facility of $415 million and $15 million CAD from the credit facility for our operations in Canada.

The Financial Services segment also has total borrowing availability of $85 million under its agreements to borrow federal funds.  At June 30, 2012, the entire $85 million of borrowing capacity was available.

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

In addition, our unsecured senior notes contain various covenants and restrictions that are usual and customary for transactions of this type. Also, the debt agreements contain cross default provisions to other outstanding credit facilities. In the event that we failed to comply with these covenants, a default would trigger and all principal and outstanding interest would immediately be due and payable. At June 30, 2012, we were in compliance with all financial covenants under our credit agreements and unsecured notes.  We anticipate that we will continue to be in compliance with all financial covenants under our credit agreements and unsecured notes through the next 12 months.

Our $15 million CAD unsecured revolving credit facility expires June 30, 2013, and permits the issuance of up to $5 million CAD in letters of credit, which reduces the overall credit limit available under the credit facility.

Economic Development Bonds and Grants

Economic Development Bonds - State or local governments may sell economic development bonds primarily to provide funding for the construction and equipping of our retail stores. In the past, we have primarily been the sole purchaser of these bonds. The payments of principal and interest on the bonds are typically tied to sales, property, or lodging taxes generated from the store and, in some cases, from businesses in the surrounding area. The governmental entity from which we purchase the bonds is not otherwise liable for repayment of principal and interest on the bonds to the extent that the associated taxes are insufficient to pay the bonds. If sufficient tax revenue is not generated by the subject properties, we will not receive scheduled payments and will be unable to realize the full value of the bonds carried on our condensed consolidated balance sheet. At June 30, 2012, December 31, 2011, and July 2, 2011, economic development bonds totaled $88 million, $87 million, and $103 million, respectively.

Grants - We generally have received grant funding in exchange for commitments made by us to the state or local government providing the funding.  The commitments, such as assurance of agreed employment and wage levels at our retail stores or that the retail store will remain open, typically phase out over approximately five to ten years. If we fail to maintain the commitments during the applicable period, the funds we received may have to be repaid or other adverse consequences may arise, which could affect our cash flows and profitability.  At June 30, 2012, December 31, 2011, and July 2, 2011, the total amount of grant funding subject to specific contractual remedies was $7 million, $10 million, and $11 million, respectively.

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

The total amounts and maturities for our credit card securitizations as of June 30, 2012, were as follows:

Series	Type	Total Available Capacity	Third Party Investor Available Capacity	Third Party Investor Outstanding	Interest Rate	Expected Maturity
		(Dollars in Thousands)

2010-I	Term	$45,000	$—	$—	Fixed	January 2015
2010-I	Term	255,000	255,000	255,000	Floating	January 2015
2010-II	Term	165,000	127,500	127,500	Fixed	September 2015
2010-II	Term	85,000	85,000	85,000	Floating	September 2015
2011-II	Term	200,000	155,000	155,000	Fixed	June 2016
2011-II	Term	100,000	100,000	100,000	Floating	June 2016
2011-IV	Term	210,000	165,000	165,000	Fixed	October 2016
2011-IV	Term	90,000	90,000	90,000	Floating	October 2016
2012-I	Term	350,000	275,000	275,000	Fixed	February 2017
2012-I	Term	150,000	150,000	150,000	Floating	February 2017
2012-II	Term	375,000	300,000	300,000	Fixed	June 2017
2012-II	Term	125,000	125,000	125,000	Floating	June 2017
Total term		2,150,000	1,827,500	1,827,500

2008-III	Variable Funding	260,115	225,000	—	Floating	March 2015
2011-I	Variable Funding	352,941	300,000	—	Floating	March 2014
2011-III	Variable Funding	411,765	350,000	—	Floating	September 2014
Total variable		1,024,821	875,000	—
Total available		$3,174,821	$2,702,500	$1,827,500

We have been, and will continue to be, particularly reliant on funding from securitization transactions for the Financial Services segment. A failure to renew existing facilities or to add additional capacity on favorable terms as it becomes necessary could increase our financing costs and potentially limit our ability to grow the business of the Financial Services segment. Unfavorable conditions in the asset-backed securities markets generally, including the unavailability of commercial bank liquidity support or credit enhancements, could have a similar effect. During the six months ended June 30, 2012, the Financial Services segment issued $134 million in certificates of deposit, renewed its $225 million variable funding facility for an additional year, and completed two $500 million term securitizations. We believe that these liquidity sources are sufficient to fund the Financial Services segment's foreseeable cash requirements, including term debt and certificate of deposit maturities, and near-term growth plans.

Furthermore, the securitized credit card loans of the Financial Services segment could experience poor performance, including increased delinquencies and credit losses, lower payment rates, or a decrease in excess spreads below certain thresholds. This could result in a downgrade or withdrawal of the ratings on the outstanding securities issued in the Financial Services segment's securitization transactions, cause “early amortization” of these securities, or result in higher required credit enhancement levels.  Credit card loans performed within established guidelines and no events which could trigger an “early amortization” occurred during the six months ended June 30, 2012, the year ended December 31, 2011, and the six months ended July 2, 2011.

Certificates of Deposit

The Financial Services segment utilizes brokered and non-brokered certificates of deposit to partially finance its operating activities.  The Financial Services segment issues certificates of deposit in a minimum amount of one hundred thousand dollars in various maturities.  At June 30, 2012, the Financial Services segment had $1.1 billion of certificates of deposit outstanding with maturities ranging from July 2012 to December 2018 and with a weighted average effective annual fixed rate of 2.32%. This outstanding balance compares to $982 million and $1.0 billion at December 31, 2011, and July 2, 2011, respectively, with weighted average effective annual fixed rates of 2.53% and 2.76%, respectively.

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

Credit Card Limits - The Financial Services segment bears off-balance sheet risk in the normal course of its business. One form of this risk is through the Financial Services segment's commitment to extend credit to cardholders up to the maximum amount of their credit limits. The aggregate of such potential funding requirements totaled $21 billion above existing balances at the end of June 30, 2012. These funding obligations are not included on our condensed consolidated balance sheet.  While the Financial Services segment has not experienced, and does not anticipate that it will experience, a significant draw down of unfunded credit lines by its cardholders, such an event would create a cash need at the Financial Services segment which likely could not be met by our available cash and funding sources. The Financial Services segment has the right to reduce or cancel these available lines of credit at any time.

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

 Financial Services Segment Interest Rate Risk

Interest rate risk refers to changes in earnings due to interest rate changes. To the extent that interest income collected on credit card loans and interest expense on certificates of deposit and secured borrowings do not respond equally to changes in interest rates, or that rates do not change uniformly, earnings could be affected. The variable rate credit card loans are indexed to the one month London Interbank Offered Rate ("LIBOR") and the credit card portfolio is segmented into risk-based pricing tiers each with a different interest margin. Variable rate secured borrowings are indexed to LIBOR-based rates of interest and are periodically repriced. Certificates of deposit and fixed rate secured borrowings are priced at the current prevailing market rate at the time of issuance. We manage and mitigate our interest rate sensitivity through several techniques but primarily by indexing the customer rates to the same index as our cost of funds. Additional techniques we use include managing the maturity, repricing, and mix of fixed and variable assets and liabilities by issuing fixed rate secured borrowings or certificates of deposit, and to a lesser extent by possibly entering into interest rate swaps.

The table below shows the mix of our credit card account balances as a percentage of total balances outstanding at the periods ended:

	June 30, 2012	December 31, 2011	July 2, 2011

Balances carrying an interest rate based upon various interest rate indices	64.5%	61.7%	64.2%
Balances carrying an interest rate of 9.99%	3.7	4.1	3.6
Balances carrying a promotional interest rate of 0.00%	0.2	0.2	0.2
Balances not carrying interest because the previous month balance was paid in full	31.6	34.0	32.0
	100.0%	100.0%	100.0%

Charges on the credit cards issued by the Financial Services segment were priced at a margin over various defined lending rates.  No interest is charged if the account is paid in full within 25 days of the billing cycle, which represented 31.6% of total balances outstanding at June 30, 2012.  Some of the zero percentage promotion expenses are passed through to the merchandise vendors for each specific promotion offered.

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

In connection with this quarterly report on Form 10-Q, our Chief Executive Officer and Chief Financial Officer evaluated, with the participation of our management, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on management's evaluation, our Chief Executive Officer and Chief Financial Officer each concluded that our disclosure controls and procedures were effective as of June 30, 2012.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2012, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

There have been no material changes from the risk factors disclosed in the “Risk Factors” section of our Annual Report on Form 10-K for the fiscal year ended December 31, 2011, except that the risk factor titled "Credit card industry litigation and regulation could adversely impact the amount of revenue our Financial Services business generates from interchange fees" shall be amended and restated as follows:
Credit card industry litigation and regulation could adversely impact the amount of revenue our Financial Services business generates from interchange fees.
Our Financial Services business faces possible risk from the outcomes of certain credit card industry litigation and potential regulation of interchange fees. For example, a number of entities, each purporting to represent a class of retail merchants, have sued Visa and several member banks, and other credit card associations, alleging, among other things, that Visa and its member banks have violated United States antitrust laws by conspiring to fix the level of interchange fees. On July 13, 2012, the parties to this litigation announced that they had entered into a memorandum of understanding, which subject to certain conditions, including court approval, obligates the parties to enter into a settlement agreement to resolve the claims brought by the class members. If approved, the settlement agreement would, among other things, require the distribution to class merchants of an amount equal to 10 basis points of default interchange across all credit rate categories for a period of eight consecutive months, which otherwise would have been paid to issuers like WFB, require Visa to change its rules to allow merchants to charge a surcharge on credit card transactions subject to a cap, and require Visa to meet with merchant buying groups that seek to negotiate interchange rates collectively. To date, we have not been named as a defendant in any credit card industry lawsuits. Moreover, the amount of interchange fees that are charged to merchants could be capped or limited by credit card industry regulation. If the interchange fees that are charged to merchants are reduced as a result of the interchange lawsuits or regulation, the financial condition and results of operations of our Financial Services business may be negatively impacted.

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

The following table shows the stock repurchase activity for each of the three fiscal months in the second fiscal quarter of the Company ended June 30, 2012:

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet be Purchased Under Publicly Announced Plans or Programs

April 1 through April 28, 2012	—	—	—	800,000
April 29 through June 2, 2012	800,000	$36.22	800,000	—
June 3 through June 30, 2012	—	—	—	—
Total	800,000	$36.22	800,000

Item 3.	Defaults Upon Senior Securities.

Not applicable.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

Not applicable.

Item 6.	Exhibits.

(a)           Exhibits.

Exhibit Number	Description

31.1	Certification of CEO Pursuant to Rule 13a-14(a) under the Exchange Act

31.2	Certification of CFO Pursuant to Rule 13a-14(a) under the Exchange Act

32.1	Certifications Pursuant to 18 U.S.C. Section 1350

101.INS*	XBRL Instance Document	Furnished with this report.

101.SCH*	XBRL Taxonomy Extension Schema Document	Submitted electronically with this report.

101.CAL*	XBRL Taxonomy Calculation Linkbase Document	Submitted electronically with this report.

101.LAB*	XBRL Taxonomy Label Linkbase Document	Submitted electronically with this report.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document	Submitted electronically with this report.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document	Submitted electronically with this report.
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

CABELA'S INCORPORATED

Dated:	August 7, 2012	By:	/s/ Thomas L. Millner
Thomas L. Millner
President and Chief Executive Officer

Dated:	August 7, 2012	By:	/s/ Ralph W. Castner
Ralph W. Castner
Executive Vice President and Chief Financial Officer

Exhibit Index

Exhibit Number	Description

31.1	Certification of CEO Pursuant to Rule 13a-14(a) under the Exchange Act

31.2	Certification of CFO Pursuant to Rule 13a-14(a) under the Exchange Act

32.1	Certifications Pursuant to 18 U.S.C. Section 1350

101.INS*	XBRL Instance Document	Furnished with this report.

101.SCH*	XBRL Taxonomy Extension Schema Document	Submitted electronically with this report.

101.CAL*	XBRL Taxonomy Calculation Linkbase Document	Submitted electronically with this report.

101.LAB*	XBRL Taxonomy Label Linkbase Document	Submitted electronically with this report.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document	Submitted electronically with this report.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document	Submitted electronically with this report.
* As provided in Rule 406T of Regulation S-T, these interactive data files are furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.