Form 10-Q
period 2012-09-29
CABELAS INC
filed 2012-10-25
CIK 1267130

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 29, 2012
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
Common stock, $0.01 par value: 70,032,311 shares as of October 22, 2012

CABELA'S INCORPORATED

FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 29, 2012

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

CABELA'S INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Dollars in Thousands Except Earnings Per Share)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 29, 2012	October 1, 2011	September 29, 2012	October 1, 2011
Revenue:
Merchandise sales	$652,313	$604,288	$1,730,252	$1,601,807
Financial Services revenue	85,932	71,438	248,654	214,086
Other revenue	2,933	2,884	13,030	11,528
Total revenue	741,178	678,610	1,991,936	1,827,421
Cost of revenue:
Merchandise costs (exclusive of depreciation and amortization)	409,929	387,520	1,100,431	1,037,963
Cost of other revenue	—	5	634	8
Total cost of revenue (exclusive of depreciation and amortization)	409,929	387,525	1,101,065	1,037,971
Selling, distribution, and administrative expenses	264,136	234,108	719,354	663,322
Impairment and restructuring charges	—	3,488	—	4,443

Operating income	67,113	53,489	171,517	121,685

Interest expense, net	(5,227)	(6,177)	(16,175)	(18,322)
Other non-operating income, net	1,288	1,699	4,139	5,656

Income before provision for income taxes	63,174	49,011	159,481	109,019
Provision for income taxes	20,389	15,704	54,000	36,227
Net income	$42,785	$33,307	$105,481	$72,792

Earnings per basic share	$0.61	$0.48	$1.51	$1.05
Earnings per diluted share	$0.60	$0.47	$1.47	$1.02

Basic weighted average shares outstanding	69,894,538	69,554,229	69,794,416	69,203,978
Diluted weighted average shares outstanding	71,555,862	71,013,861	71,624,451	71,394,912

Refer to notes to unaudited condensed consolidated financial statements.

CABELA'S INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In Thousands)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 29, 2012	October 1, 2011	September 29, 2012	October 1, 2011

Net income	$42,785	$33,307	$105,481	$72,792
Other comprehensive income (loss):
Unrealized gain on economic development bonds, net of taxes of $1,611, $4,200, $2,966, and $4,019	2,994	7,470	5,509	7,151
Cash flow hedges, net of taxes of $8, $(77), $58, and $(69)	15	(133)	114	(125)
Foreign currency translation adjustments	1,586	(3,028)	563	(1,803)
Total other comprehensive income	4,595	4,309	6,186	5,223
Comprehensive income	$47,380	$37,616	$111,667	$78,015

Refer to notes to unaudited condensed consolidated financial statements.

CABELA'S INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands Except Par Values)
(Unaudited)

	September 29, 2012	December 31, 2011	October 1, 2011
ASSETS
CURRENT
Cash and cash equivalents	$265,675	$304,679	$81,063
Restricted cash of the Trust	16,709	18,296	523,138
Accounts receivable, net	20,773	47,127	26,542
Credit card loans (includes restricted credit card loans of the Trust of $3,193,162, $3,142,151, and $2,779,854), net of allowance for loan losses of $65,750, $73,350, and $75,300	3,151,647	3,094,163	2,726,779
Inventories	721,701	494,828	652,863
Prepaid expenses and other current assets	143,930	146,479	147,455
Income taxes receivable and deferred income taxes	52,261	5,709	18,011
Total current assets	4,372,696	4,111,281	4,175,851
Property and equipment, net	971,401	866,899	840,369
Land held for sale or development	39,437	38,393	39,314
Economic development bonds	92,744	86,563	113,630
Deferred income taxes	—	—	7,637
Other assets	29,091	30,635	25,671
Total assets	$5,505,369	$5,133,771	$5,202,472

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT
Accounts payable, including unpresented checks of $18,819, $19,124, and $21,876	$366,992	$266,793	$246,168
Gift instrument, credit card rewards, and loyalty rewards programs	218,068	227,414	192,000
Accrued expenses	129,869	143,695	114,785
Time deposits	310,617	88,401	146,756
Current maturities of secured variable funding obligations of the Trust	—	460,000	282,000
Current maturities of secured long-term obligations of the Trust	—	425,000	925,000
Current maturities of long-term debt	8,398	8,387	106,236
Income taxes payable and deferred income taxes	—	—	931
Total current liabilities	1,033,944	1,619,690	2,013,876
Long-term time deposits	763,938	893,912	888,131
Secured long-term obligations of the Trust, less current maturities	1,827,500	977,500	722,500
Long-term debt, less current maturities	443,199	336,535	338,744
Deferred income taxes	33,712	26,367	—
Other long-term liabilities	99,593	98,451	109,403

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Preferred stock, $0.01 par value; Authorized – 10,000,000 shares; Issued – none	—	—	—
Common stock, $0.01 par value:
Class A Voting, Authorized – 245,000,000 shares;
Issued – 70,545,524, 69,641,818, and 69,572,089 shares;
Outstanding – 70,019,501, 68,840,883, and 69,572,089 shares	705	696	696
Additional paid-in capital	344,541	334,925	333,389
Retained earnings	968,395	862,914	793,086
Accumulated other comprehensive income	8,917	2,731	2,647
Treasury stock, at cost – 526,023 and 800,935 shares	(19,075)	(19,950)	—
Total stockholders’ equity	1,303,483	1,181,316	1,129,818
Total liabilities and stockholders’ equity	$5,505,369	$5,133,771	$5,202,472
Refer to notes to unaudited condensed consolidated financial statements.

CABELA'S INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(Unaudited)
	Nine Months Ended
	September 29, 2012	October 1, 2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$105,481	$72,792
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	58,113	53,036
Impairment and restructuring charges	—	3,676
Stock-based compensation	10,286	9,476
Deferred income taxes	3,790	4,264
Provision for loan losses	29,231	27,616
Other, net	(1,660)	(1,704)
Change in operating assets and liabilities, net:
Accounts receivable	29,912	19,479
Credit card loans originated from internal operations, net	38,841	44,977
Inventories	(226,873)	(143,765)
Prepaid expenses and other current assets	(3,335)	(23,641)
Land held for sale or development	(2,191)	(210)
Accounts payable and accrued expenses	69,475	12,682
Gift instrument, credit card rewards, and loyalty rewards programs	(9,346)	(10,541)
Other long-term liabilities	1,879	4,054
Income taxes receivable/payable	(46,025)	(20,891)
Net cash provided by operating activities	57,578	51,300

CASH FLOWS FROM INVESTING ACTIVITIES:
Property and equipment additions	(144,248)	(95,206)
Proceeds from dispositions of property and equipment	1,089	—
Purchases of held-to-maturity investment securities	—	(197,999)
Maturities of held-to-maturity investment securities	—	197,999
Proceeds from retirement and maturity of economic development bonds	2,400	2,386
Purchases of economic development bonds	—	(601)
Change in restricted cash of the Trust, net	1,587	(504,563)
Change in credit card loans originated externally, net	(125,555)	(90,060)
Other investing changes, net	4,240	866
Net cash used in investing activities	(260,487)	(687,178)

CASH FLOWS FROM FINANCING ACTIVITIES:
Change in unpresented checks net of bank balance	(305)	(4,939)
Change in time deposits, net	92,242	522,136
Borrowings on secured obligations of the Trust	2,220,000	777,000
Repayments on secured obligations of the Trust	(2,255,000)	(831,400)
Borrowings on revolving credit facilities and inventory financing	351,955	554,965
Repayments on revolving credit facilities and inventory financing	(237,232)	(454,992)
Payments on long-term debt	(8,325)	(171)
Exercise of employee stock options and employee stock purchase plan issuances, net	28,667	16,581
Excess tax benefits from exercise of employee stock options	880	1,531
Purchase of treasury stock	(28,977)	—
Other financing changes, net	—	(189)
Net cash provided by financing activities	163,905	580,522
Net change in cash and cash equivalents	(39,004)	(55,356)
Cash and cash equivalents, at beginning of period	304,679	136,419
Cash and cash equivalents, at end of period	$265,675	$81,063
Refer to notes to unaudited condensed consolidated financial statements.

CABELA'S INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Dollars in Thousands)
(Unaudited)
	Common Stock Shares	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total

BALANCE, beginning of 2011	68,156,154	$681	$306,149	$720,294	$(2,576)	$—	$1,024,548
Net income	—	—	—	72,792	—	—	72,792
Other comprehensive income	—	—	—	—	5,223	—	5,223
Stock-based compensation	—	—	9,143	—	—	—	9,143
Exercise of employee stock options and tax withholdings on share-based payment awards	1,415,935	15	16,566	—	—	—	16,581
Excess tax benefit on employee stock option exercises	—	—	1,531	—	—	—	1,531
BALANCE, at October 1, 2011	69,572,089	$696	$333,389	$793,086	$2,647	$—	$1,129,818

BALANCE, beginning of 2012	69,641,818	$696	$334,925	$862,914	$2,731	$(19,950)	$1,181,316
Net income	—	—	—	105,481	—	—	105,481
Other comprehensive income	—	—	—	—	6,186	—	6,186
Common stock repurchased	—	—	—	—	—	(28,977)	(28,977)
Stock-based compensation	—	—	9,930	—	—	—	9,930
Exercise of employee stock options and tax withholdings on share-based payment awards	903,706	9	(1,194)	—	—	29,852	28,667
Excess tax benefit on employee stock option exercises	—	—	880	—	—	—	880
BALANCE, at September 29, 2012	70,545,524	$705	$344,541	$968,395	$8,917	$(19,075)	$1,303,483
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

Management of Cabela's wholly-owned bank subsidiary, World's Foremost Bank ("WFB," "Financial Services segment," or "Cabela's CLUB Visa program"), evaluated and concluded that WFB is the primary beneficiary of the Cabela's Master Credit Card Trust and related entities (collectively referred to as the “Trust”) and therefore consolidated the Trust effective January 3, 2010, and for all subsequent reporting periods through September 29, 2012. As the servicer and the holder of retained interests in the Trust, WFB has the powers to direct the activities that most significantly impact the Trust's economic performance and the right to receive significant benefits or obligations to absorb significant losses of the Trust.
Because of the seasonal nature of the Company's operations, results of operations of any single reporting period should not be considered as indicative of results for a full year. These condensed consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements for the fiscal year ended December 31, 2011.

Cash and Cash Equivalents – Cash and cash equivalents of the Financial Services segment were $205,448, $117,035, and $46,071, at September 29, 2012, December 31, 2011, and October 1, 2011, respectively. Due to regulatory restrictions on WFB, the Company cannot use WFB's cash for non-banking operations.

Reporting Periods – Unless otherwise stated, the fiscal periods referred to in the notes to these condensed consolidated financial statements are the 13 weeks ended September 29, 2012 (“three months ended September 29, 2012”), the 13 weeks ended October 1, 2011 (“three months ended October 1, 2011”), the 39 weeks ended September 29, 2012 (“nine months ended September 29, 2012”), the 39 weeks ended October 1, 2011 (“nine months ended October 1, 2011”), and the 52 weeks ended December 31, 2011 ("year ended 2011"). WFB follows a calendar fiscal period and, accordingly, the respective three month periods ended on September 30, 2012 and 2011, and the fiscal year ended on December 31, 2011.

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

Another feature, which is applicable to the notes issued from the Trust, is one in which excess cash flows generated by the transferred loans are held at the Trust for the benefit of the investors. This cash reserve account funding is triggered when the three-month average excess spread rate of the Trust decreases to below 4.50% or 5.50% (depending on the series) with increasing funding requirements as excess spread levels decline below preset levels or as contractually required by the governing documents. Similar to early amortization, this feature also is designed to protect the investors' interests from loss thus making the cash restricted.  Upon scheduled maturity or early amortization of a securitization, the Financial Services segment is required to remit principal payments received on the securitized pool of loans to the Trust which are restricted for the repayment of the investors' principal note. Credit card loans performed within established guidelines and no events which could trigger an “early amortization” occurred during the nine months ended September 29, 2012, the year ended December 31, 2011, and the nine months ended October 1, 2011.

The following table presents the components of the consolidated assets and liabilities of the Trust at the periods ended:

	September 29, 2012	December 31, 2011	October 1, 2011
Consolidated assets:
Restricted credit card loans, net of allowance of $65,440, $72,870, and $74,840	$3,127,722	$3,069,281	$2,705,014
Restricted cash (1)	16,709	18,296	523,138
Total	$3,144,431	$3,087,577	$3,228,152

Consolidated liabilities:
Secured variable funding obligations	$—	$460,000	$282,000
Secured long-term obligations	1,827,500	1,402,500	1,647,500
Interest due to third party investors	1,330	1,563	1,805
Total	$1,828,830	$1,864,063	$1,931,305

(1)
Restricted cash of the Trust was accumulated as of October 1, 2011, to fund the $500,000 Series 2006-III term securitization that matured on October 17, 2011. The term securitization was paid in full on October 17, 2011.

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

The direct credit card account origination costs associated with costs of successful credit card originations incurred in transactions with independent third parties, and certain other costs incurred in connection with credit card approvals, are deferred credit card origination costs included in credit card loans and are amortized on a straight-line basis over 12 months. Other account solicitation costs, including printing, list processing, and postage are expensed as solicitation occurs.

The following table reflects the composition of the credit card loans at the periods ended:

	September 29, 2012	December 31, 2011	October 1, 2011

Restricted credit card loans of the Trust (1)	$3,193,162	$3,142,151	$2,779,854
Unrestricted credit card loans	20,021	25,362	22,225
Total credit card loans	3,213,183	3,167,513	2,802,079
Allowance for loan losses and deferred credit card origination costs	(61,536)	(73,350)	(75,300)
Credit card loans, net	$3,151,647	$3,094,163	$2,726,779

(1)	Restricted credit card loans are restricted for repayment of secured borrowings of the Trust.

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
The following tables reflect the activity in the allowance for credit card loan losses by segment for the periods presented:

	Allowance for Credit Card Loan Losses for the Three Months Ended
	September 29, 2012			October 1, 2011
	Credit Card Loans	Restructured Credit Card Loans	Total Credit Card Loans	Credit Card Loans	Restructured Credit Card Loans	Total Credit Card Loans

Balance, beginning of period	$42,050	$25,000	$67,050	$43,400	$34,400	$77,800
Provision for loan losses	10,976	(589)	10,387	10,765	368	11,133

Charge-offs	(13,171)	(2,565)	(15,736)	(13,397)	(4,449)	(17,846)
Recoveries	2,895	1,154	4,049	2,932	1,281	4,213
Net charge-offs	(10,276)	(1,411)	(11,687)	(10,465)	(3,168)	(13,633)
Balance, end of period	$42,750	$23,000	$65,750	$43,700	$31,600	$75,300

	Allowance for Credit Card Loan Losses for the Nine Months Ended
	September 29, 2012			October 1, 2011
	Credit Card Loans	Restructured Credit Card Loans	Total Credit Card Loans	Credit Card Loans	Restructured Credit Card Loans	Total Credit Card Loans

Balance, beginning of period	$44,350	$29,000	$73,350	$52,000	$38,900	$90,900
Provision for loan losses	28,459	772	29,231	24,312	3,304	27,616

Charge-offs	(40,008)	(10,574)	(50,582)	(42,502)	(14,874)	(57,376)
Recoveries	9,949	3,802	13,751	9,890	4,270	14,160
Net charge-offs	(30,059)	(6,772)	(36,831)	(32,612)	(10,604)	(43,216)
Balance, end of period	$42,750	$23,000	$65,750	$43,700	$31,600	$75,300
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

CABELA'S INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands Except Share and Per Share Amounts)
(Unaudited)

During the second quarter of 2012, the Financial Services segment incorporated a newer version of FICO that utilizes the same factors as the previous scoring model, but is more sensitive to utilization of available credit, delinquencies considered serious and frequent, and maintenance of various types of credit. Management of the Financial Services segment believes the newer version will enable us to improve our risk management decisions. The credit card loan segment was disaggregated into the following classes as reflected in the tables below based upon the loan's current FICO score. The Financial Services segment performed an analysis of the new FICO scores and the previous FICO scores to determine the proper FICO score cuts for each loan class in order to maintain comparability of credit risk to prior periods. As a result of this analysis, as of June 30, 2012, the classes were changed from:

•679 and below to 691 and below,
•680 - 749 to 692 - 758, and
•750 and above to 759 and above.

The Financial Services segment considers a loan to be delinquent if the minimum payment is not received by the payment due date. The aging method is based on the number of completed billing cycles during which a customer has failed to make a required payment.

The table below provides information on non-accrual, past due, and restructured credit card loans by class using the respective quarter FICO score at the periods ended:

September 29, 2012:	FICO Score of Credit Card Loans Segment			Restructured Credit Card Loans Segment (1)
	691 and Below	692 - 758	759 and Above		Total
Credit card loan status:
Current	$424,376	$1,046,579	$1,623,557	$43,931	$3,138,443
0-29 days past due	20,190	13,919	11,542	4,688	50,339
30-59 days past due	6,597	977	226	2,032	9,832
60 or more days past due	11,033	70	37	3,429	14,569
Total past due	37,820	14,966	11,805	10,149	74,740
Total credit card loans	$462,196	$1,061,545	$1,635,362	$54,080	$3,213,183

90 days or more past due and still accruing	$5,753	$13	$20	$1,509	$7,295
Non-accrual	—	—	—	6,054	6,054

CABELA'S INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands Except Share and Per Share Amounts)
(Unaudited)

December 31, 2011:	FICO Score of Credit Card Loans Segment			Restructured Credit Card Loans Segment (1)
	679 and Below	680 - 749	750 and Above		Total
Credit card loan status:
Current	$379,156	$1,017,710	$1,649,558	$54,621	$3,101,045
0-29 days past due	15,509	10,856	9,045	5,175	40,585
30-59 days past due	6,091	1,310	307	2,601	10,309
60 or more days past due	10,645	297	94	4,538	15,574
Total past due	32,245	12,463	9,446	12,314	66,468
Total credit card loans	$411,401	$1,030,173	$1,659,004	$66,935	$3,167,513

90 days or more past due and still accruing	$10,645	$297	$94	$4,284	$15,320
Non-accrual	—	—	—	6,441	6,441

October 1, 2011:	FICO Score of Credit Card Loans Segment			Restructured Credit Card Loans Segment (1)
	679 and Below	680 - 749	750 and Above		Total
Credit card loan status:
Current	$354,257	$920,798	$1,402,786	$58,776	$2,736,617
0-29 days past due	15,676	11,176	8,073	5,777	40,702
30-59 days past due	6,248	1,114	222	2,833	10,417
60 or more days past due	9,762	91	50	4,440	14,343
Total past due	31,686	12,381	8,345	13,050	65,462
Total credit card loans	$385,943	$933,179	$1,411,131	$71,826	$2,802,079

90 days or more past due and still accruing	$9,762	$91	$50	$4,241	$14,144
Non-accrual	—	—	—	6,378	6,378

(1)	Includes specific allowance for loan losses of $23,000, $29,027, and $31,600, at September 29, 2012, December 31, 2011, and October 1, 2011, respectively.

CABELA'S INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands Except Share and Per Share Amounts)
(Unaudited)

4.     SECURITIES

Economic development bonds, which are all classified as available-for-sale, consisted of the following at the periods ended:

		Gross Unrealized Gains	Gross Unrealized Losses
	Amortized Cost			Fair
				Value

September 29, 2012	$79,587	$13,157	$—	$92,744

December 31, 2011	$81,881	$4,682	$—	$86,563

October 1, 2011	$106,866	$8,356	$(1,592)	$113,630

The carrying value and fair value of these securities by contractual maturity at September 29, 2012, were as follows:

	Amortized Cost	Fair Value

For the three months ending December 29, 2012	$1,135	$1,466
For the fiscal years ending:
2013	2,106	2,623
2014	2,177	2,718
2015	2,281	2,878
2016	2,537	3,176
2017 - 2021	19,666	23,030
2022 and thereafter	49,685	56,853
	$79,587	$92,744
At September 29, 2012, and October 1, 2011, none of the securities with a fair value below carrying value were deemed to have other than a temporary impairment. Interest earned on the securities totaled $3,488 and $5,535 in the nine months ended September 29, 2012, and October 1, 2011, respectively. There were no realized gains or losses on these securities in the nine months ended September 29, 2012, or October 1, 2011.

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

Series	Expected Maturity Date	Fixed Rate Obligations	Interest Rate	Variable Rate Obligations	Interest Rate	Total Obligations	Interest Rate

At September 29, 2012:
Series 2010-I	January 2015	$—	—%	$255,000	1.67%	$255,000	1.67%
Series 2010-II	September 2015	127,500	2.29	85,000	0.92	212,500	1.74
Series 2011-II	June 2016	155,000	2.39	100,000	0.82	255,000	1.77
Series 2011-IV	October 2016	165,000	1.90	90,000	0.77	255,000	1.50
Series 2012-I	February 2017	275,000	1.63	150,000	0.75	425,000	1.32
Series 2012-II	June 2017	300,000	1.45	125,000	0.70	425,000	1.23

Total secured obligations		1,022,500		805,000		1,827,500
Less: current maturities		—		—		—
Secured long-term obligations of the Trust, less current maturities		$1,022,500		$805,000		$1,827,500

At December 31, 2011:
Series 2009-I	March 2012	$—	—%	$425,000	2.28%	$425,000	2.28%
Series 2010-I	January 2015	—	—	255,000	1.73	255,000	1.73
Series 2010-II	September 2015	127,500	2.29	85,000	0.98	212,500	1.77
Series 2011-II	June 2016	155,000	2.39	100,000	0.88	255,000	1.80
Series 2011-IV	October 2016	165,000	1.90	90,000	0.83	255,000	1.52

Total secured obligations		447,500		955,000		1,402,500
Less: current maturities		—		(425,000)		(425,000)
Secured long-term obligations of the Trust, less current maturities		$447,500		$530,000		$977,500

At October 1, 2011:
Series 2006-III (1)	October 2011	$250,000	5.26%	$250,000	0.40%	$500,000	2.83%
Series 2009-I	March 2012	—	—	425,000	2.23	425,000	2.23
Series 2010-I	January 2015	—	—	255,000	1.68	255,000	1.68
Series 2010-II	September 2015	127,500	2.29	85,000	0.93	212,500	1.75
Series 2011-II	June 2016	155,000	2.39	100,000	0.83	255,000	1.78

Total secured obligations		532,500		1,115,000		1,647,500
Less: current maturities		(250,000)		(675,000)		(925,000)
Secured long-term obligations of the Trust, less current maturities		$282,500		$440,000		$722,500

(1)	This series matured and was paid in full on October 17, 2011, using restricted cash of the Trust.

CABELA'S INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands Except Share and Per Share Amounts)
(Unaudited)

The Trust also issues variable funding facilities which are considered secured borrowings backed by restricted credit card loans. The Trust renewed one variable funding facility in the amount of $225,000 on March 23, 2012. At September 29, 2012, the Trust had three variable funding facilities with $875,000 in available capacity and with no amounts outstanding.  The three variable funding facilities are scheduled to mature in March 2014, September 2014, and March 2015. Each of these variable funding facilities includes an option to renew. Variable rate note interest is priced at a benchmark rate, London Interbank Offered Rate, or commercial paper rate, plus a spread, which ranges from 0.50% to 0.85%.  The variable rate notes provide for a fee ranging from 0.25% to 0.40% on the unused portion of the facilities.  During the nine months ended September 29, 2012, and October 1, 2011, the daily average balance outstanding on these notes was $173,358 and $48,500, with a weighted average interest rate of 0.78% and 0.84%, respectively.

The Trust sold asset-backed notes of $500,000 (Series 2012-I) and $500,000 (Series 2012-II) on March 7, 2012, and June 27, 2012, respectively.  Each securitization transaction included the issuance of $425,000 of Class A notes and three subordinated classes of notes in the aggregate principal amount of $75,000.  The Financial Services segment retained each of the subordinated classes of notes which were eliminated in the preparation of our condensed consolidated financial statements.  Each class of notes issued in these securitization transactions has an expected life of approximately five years and a contractual maturity of approximately eight years.  These securitization transactions were used to refinance asset-backed notes issued by the Trust that matured during the nine months ended September 29, 2012, and to fund the growth in restricted credit card loans.

The Financial Services segment has unsecured federal funds purchase agreements with two financial institutions.  The maximum amount that can be borrowed is $85,000. There were no amounts outstanding at September 29, 2012, December 31, 2011, or October 1, 2011.  During the nine months ended September 29, 2012, and October 1, 2011, the daily average balance outstanding was $504 and $67, respectively, with a weighted average rate of 0.75% for both periods.

6.     LONG-TERM DEBT AND CAPITAL LEASES

Long-term debt, including revolving credit facilities and capital leases, consisted of the following at the periods ended:

	September 29, 2012	December 31, 2011	October 1, 2011

Unsecured revolving credit facility	$115,000	$—	$97,853
Unsecured notes due 2016 with interest at 5.99%	215,000	215,000	215,000
Unsecured senior notes due 2017 with interest at 6.08%	60,000	60,000	60,000
Unsecured senior notes due 2012-2018 with interest at 7.20%	48,857	57,000	57,000
Unsecured revolving credit facility of $15,000 CAD
expiring June 30, 2013, with interest at 3.00%	—	—	2,147
Capital lease obligations payable through 2036	12,740	12,922	12,980
Total debt	451,597	344,922	444,980
Less current portion of debt	(8,398)	(8,387)	(106,236)
Long-term debt, less current maturities	$443,199	$336,535	$338,744

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
During the nine months ended September 29, 2012, and October 1, 2011, the daily average principal balance outstanding on the lines of credit was $22,155 and $83,783, respectively, and the weighted average interest rate was 1.65% and 1.15%, respectively. Letters of credit and standby letters of credit totaling $25,856 and $17,052 were outstanding at September 29, 2012, and October 1, 2011, respectively. The daily average outstanding amount of total letters of credit during the nine months ended September 29, 2012, and October 1, 2011, was $14,554 and $12,026, respectively.

The Company also has a credit agreement for its operations in Canada providing for a $15,000 Canadian ("CAD") unsecured revolving credit facility through June 30, 2013. The credit facility permits the issuance of up to $5,000 CAD in letters of credit, which reduce the overall credit limit available under the credit facility.

At September 29, 2012, the Company was in compliance with all financial covenants under the credit agreements and unsecured notes. At September 29, 2012, the Company was in compliance with the financial covenant requirements of its $415,000 credit agreement with a fixed charge coverage ratio of 8.48 to 1 (minimum requirement is 2.00 to 1), a leverage ratio of 0.97 to 1 (requirement is no more than 3.00 to 1), and a consolidated net worth that was $300,632 in excess of the minimum. We anticipate that we will continue to be in compliance with all financial covenants under our credit agreements and unsecured notes through at least the next 12 months.

 The Company also has financing agreements that allow certain boat and all-terrain vehicle merchandise vendors to give the Company extended payment terms. The vendors are responsible for all interest payments, with certain exceptions, for the financing period and the financing company holds a security interest in the specific inventory held by the Company. Cabela’s revolving credit facility limits this security interest to $100,000. The extended payment terms to the vendor do not exceed one year. The outstanding liability, included in accounts payable, was $246, $524, and $918, at September 29, 2012, December 31, 2011, and October 1, 2011, respectively.

7.    IMPAIRMENT AND RESTRUCTURING CHARGES

Long-lived assets of the Company are evaluated for possible impairment whenever changes in circumstances may indicate that the carrying value of an asset may not be recoverable. During three months ended September 29, 2012, and October 1, 2011, the Company evaluated the recoverability of certain property, equipment, land held for sale, and economic development bonds. In accordance with accounting guidance on asset valuations, the Company recognized impairment losses totaling $3,412 and $3,676, respectively, in the three and nine months ended October 1, 2011. No impairment losses were recognized in the three and nine months ended September 29, 2012.  Trends and management projections could change undiscounted cash flows in future periods which could trigger possible future write downs. In the three and nine months ended October 1, 2011, the Company incurred charges for severance and related benefits of $76 and $767, respectively. No charges for severance and related benefits were recognized in the three and nine months ended September 29, 2012. All impairment and restructuring charges were recorded to the Corporate Overhead and Other segment.

CABELA'S INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands Except Share and Per Share Amounts)
(Unaudited)

8.     INCOME TAXES

A reconciliation of the statutory federal income tax rate to the effective income tax rate was as follows for the periods presented.

	Three Months Ended		Nine Months Ended
	September 29, 2012	October 1, 2011	September 29, 2012	October 1, 2011

Statutory federal rate	35.0%	35.0%	35.0%	35.0%
State income taxes, net of federal tax benefit	2.3	1.4	2.8	1.9
Other nondeductible items	0.9	—	0.7	0.6
Tax exempt interest income	(0.5)	(0.7)	(0.5)	(0.7)
Rate differential on foreign income	(4.4)	(3.6)	(4.1)	(3.8)
Change in unrecognized tax benefits	0.5	1.2	0.6	0.8
Other, net	(1.5)	(1.3)	(0.6)	(0.6)
	32.3%	32.0%	33.9%	33.2%
The balance of unrecognized tax benefits totaled $42,167, $37,608, and $48,616, at September 29, 2012, December 31, 2011, and October 1, 2011, respectively. The changes comparing the respective periods were due primarily to our assessments of uncertain tax positions related to prior period tax positions. In 2011, the Company paid $38,418 as a deposit for federal taxes related to prior period uncertain tax positions. The deposit is classified as a current asset netted within income taxes receivable and deferred income taxes in the condensed consolidated balance sheet.

9.     COMMITMENTS AND CONTINGENCIES

The Company leases various buildings, computer and other equipment, and storage space under operating leases which expire on various dates through July 2037. Rent expense on these leases as well as other month to month rentals was $3,444 and $8,848 in the three and nine months ended September 29, 2012, respectively, compared to $2,414 and $7,048 in the three and nine months ended October 1, 2011, respectively. The following is a schedule of future minimum rental payments under operating leases at September 29, 2012:

For the three months ending December 29, 2012	$3,609
For the fiscal years ending:
2013	11,833
2014	12,154
2015	11,732
2016	10,994
Thereafter	161,842
$212,164
The Company leases certain retail store locations. Certain of these leases include tenant allowances that are amortized over the life of the lease. In the nine months ended September 29, 2012, and October 1, 2011, no tenant allowances were received. The Company expects to receive $4,200 in tenant allowances under leases during the fourth quarter of 2012. Certain leases require the Company to pay contingent rental amounts based on a percentage of sales, in addition to real estate taxes, insurance, maintenance, and other operating expenses associated with the leased premises. These leases have terms which include renewal options ranging from 10 to 70 years.

CABELA'S INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands Except Share and Per Share Amounts)
(Unaudited)

The Company has entered into real estate purchase, construction, and/or economic development agreements for various new retail store site locations. At September 29, 2012, the Company had total estimated cash commitments of approximately $192,000 outstanding for projected expenditures connected with the development, construction, and completion of new retail stores. This does not include any amounts for contractual obligations associated with retail store locations where the Company is in the process of certain negotiations.

Under various grant programs, state or local governments provide funding for certain costs associated with developing and opening a new retail store. The Company generally receives grant funding in exchange for commitments, such as assurance of agreed employment and wage levels at the retail store or that the retail store will remain open, made by the Company to the state or local government providing the funding. The commitments typically phase out over approximately five to 10 years. If the Company failed to maintain the commitments during the applicable period, the funds received may have to be repaid or other adverse consequences may arise, which could affect the Company's cash flows and profitability. At September 29, 2012, December 31, 2011, and October 1, 2011, the total amount of grant funding subject to a specific contractual remedy was $7,319, $9,930, and $11,247, respectively.

The Company operates an open account document instructions program, which provides for Cabela's-issued letters of credit. The Company had obligations to pay participating vendors $65,648, $40,074, and $56,614, at September 29, 2012, December 31, 2011, and October 1, 2011, respectively.

The Financial Services segment enters into financial instruments with off-balance sheet risk in the normal course of business through the origination of unsecured credit card loans. Unsecured credit card accounts are commitments to extend credit and totaled $20,601,000, $20,235,000, and $16,698,000, at September 29, 2012, December 31, 2011, and October 1, 2011, respectively. These commitments are in addition to any current outstanding balances of a cardholder. Unsecured credit card loans involve, to varying degrees, elements of credit risk in excess of the amount recognized in the consolidated balance sheets. The principal amounts of these instruments reflect the Financial Services segment's maximum related exposure. The Financial Services segment has not experienced and does not anticipate that all customers will exercise the entire available line of credit at any given point in time. The Financial Services segment has the right to reduce or cancel the available lines of credit at any time.

Proposed Settlement of Visa Litigation – In June 2005, a number of entities, each purporting to represent a class of retail merchants, sued Visa and several member banks, and other credit card associations, alleging, among other things, that Visa and its member banks have violated United States antitrust laws by conspiring to fix the level of interchange fees. On July 13, 2012, the parties to this litigation announced that they had entered into a memorandum of understanding, which subject to certain conditions, including court approval, obligates the parties to enter into a settlement agreement to resolve the claims brought by the class members. If approved, the settlement agreement would, among other things, require the distribution to class merchants of an amount equal to 10 basis points of default interchange across all credit rate categories for a period of eight consecutive months, which otherwise would have been paid to issuers like WFB, require Visa to change its rules to allow merchants to charge a surcharge on credit card transactions subject to a cap, and require Visa to meet with merchant buying groups that seek to negotiate interchange rates collectively. To date, WFB has not been named as a defendant in any credit card industry lawsuits. Due to uncertainty in the ultimate resolution of this matter, management does not believe that there is a liability to record as of September 29, 2012. If the proposed settlement is approved as currently drafted, management believes that the 10 basis point reduction of default interchange across all credit rate categories for a period of eight consecutive months would result in a reduction of interchange income of approximately $12,500 in the Financial Services segment.

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

10.     STOCK-BASED COMPENSATION PLANS AND EMPLOYEE BENEFIT PLANS

Stock-Based Compensation. The Company recognized total stock-based compensation expense of $3,686 and $10,286 for the three and nine months ended September 29, 2012, respectively, and $3,126 and $9,476 for the three and nine months ended October 1, 2011, respectively. Compensation expense related to the Company's stock-based payment awards is recognized in selling, distribution, and administrative expenses in the condensed consolidated statements of income. At September 29, 2012, the total unrecognized deferred stock-based compensation balance for all equity awards issued, net of expected forfeitures, was $15,728, net of tax, which is expected to be amortized over a weighted average period of 2.7 years.

Option Awards. During the nine months ended September 29, 2012, there were 229,540 non-qualified stock options granted to employees under the Cabela's Incorporated 2004 Stock Plan ("2004 Plan") at an exercise price of $35.17 per share and 18,000 non-qualified stock options granted to non-employee directors at an exercise price of $34.44 per share. These options have an eight-year term and vest over four years for employees and one year for non-employee directors. In addition, during the nine months ended September 29, 2012, the Company issued 64,000 premium-priced non-qualified stock options to its President and Chief Executive Officer under the 2004 Plan at an exercise price of $40.45 (which was equal to 115% of the closing price of the Company's common stock on the New York Stock Exchange on March 2, 2012). The premium-priced non-qualified stock options vest in three equal annual installments beginning on March 2, 2017, and expire on March 2, 2020. At September 29, 2012, there were 3,867,351 awards outstanding and 1,974,054 additional shares authorized and available for grant under the 2004 Plan.

During the nine months ended September 29, 2012, there were 1,994,675 options exercised. To the extent available, the Company issued its treasury shares for the exercise of stock options. The aggregate intrinsic value of awards exercised was $51,885 and $26,967 during the nine months ended September 29, 2012, and October 1, 2011, respectively. Based on the Company's closing stock price of $54.68 at September 29, 2012, the total number of in-the-money awards exercisable as of September 29, 2012, was 2,349,801.

Nonvested Stock and Stock Unit Awards. During the nine months ended September 29, 2012, the Company issued 424,990 units of nonvested stock under the 2004 Plan to employees at a weighted average fair value of $35.90 per unit. These nonvested stock units vest evenly over four years on the grant date anniversary based on the passage of time. On March 2, 2012, the Company also issued 64,000 units of performance-based restricted stock units under the 2004 Plan to certain executives at a fair value of $35.17 per unit. These performance-based restricted stock units will begin vesting in four equal installments on March 2, 2013, if the performance criteria is achieved.

Restricted Stock Awards. On July 7, 2008, 111,324 shares of restricted stock were issued to two executives under the 2004 Plan. The stock price on the date of grant was $10.48 per share resulting in a fair value of $1,167 of deferred compensation, which is being amortized to compensation expense over a five-year period. Compensation expense related to these restricted stock awards, which is included in total share-based compensation expense, was $58 in both the three months ended September 29, 2012, and October 1, 2011, and $175 in both the nine months ended September 29, 2012, and October 1, 2011, respectively. The restricted stock vested one-third on July 7, 2011, one-third on July 7, 2012, and will vest one-third on July 7, 2013.

CABELA'S INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands Except Share and Per Share Amounts)
(Unaudited)

Inducement Awards. On March 13, 2009, the Company granted non-qualified stock options and nonvested stock units to Cabela's President and Chief Executive Officer pursuant to an employment inducement award exemption under the New York Stock Exchange. We granted 111,720 nonqualified stock options at an exercise price of $8.68 per share. These options are subject to the same terms and conditions of the 2004 Plan, have an eight-year term, and have fully vested as of March 13, 2012. We also issued 138,249 units of nonvested stock at a fair value of $10.25 per unit. These nonvested stock units were subject to the same terms and conditions of the 2004 Plan and were fully vested as of March 13, 2012. At September 29, 2012, there were no units of nonvested stock remaining to vest.

Employee Stock Purchase Plan. The maximum number of shares of common stock available for issuance under the Company's Employee Stock Purchase Plan is 1,835,000. During the nine months ended September 29, 2012, there were 61,158 shares issued. At September 29, 2012, there were 683,678 shares authorized and available for issuance.

11.	STOCKHOLDERS' EQUITY AND DIVIDEND RESTRICTIONS

Retained Earnings - The most significant restrictions on the payment of dividends are contained within the covenants under the Company's revolving credit and unsecured senior notes purchase agreements. Also, Nebraska banking laws govern the amount of dividends that WFB can pay to Cabela's. At September 29, 2012, the Company had unrestricted retained earnings of $155,209 available for dividends. However, the Company has never declared or paid any cash dividends on its common stock, and does not anticipate paying any cash dividends in the foreseeable future.

Treasury Stock - On August 23, 2011, the Company's Board of Directors authorized a share repurchase program that provides for share repurchases on an ongoing basis to offset dilution resulting from equity awards under the Company's current or future equity compensation plans. These shares can be repurchased from time to time in open market transactions or privately negotiated transactions at the Company's discretion, subject to market conditions, customary blackout periods, and other factors. On February 16, 2012, the Company announced that it would repurchase up to 800,000 shares of its common stock in open market transactions through February 2013.

During the nine months ended September 29, 2012, the Company repurchased 816,057 shares of its common stock at a cost of $29,591, which includes the value of common stock withheld for tax withholding obligations on the vesting of restricted shares in July 2012. The following table reconciles the share activity relating to the Company's treasury stock for the periods presented.

	Three Months Ended		Nine Months Ended
Number of treasury shares:	September 29, 2012	October 1, 2011	September 29, 2012	October 1, 2011

Balance, beginning of period	800,000	—	800,935	—
Purchase of treasury stock (1)	16,057	—	816,057	—
Treasury shares issued on exercise of stock options and share-based payment awards	(290,034)	—	(1,090,969)	—
Balance, end of period	526,023	—	526,023	—

(1)
Reflects 16,057 shares of common stock withheld (under the terms of grants pursuant to a stock compensation plan) to offset tax withholding obligations upon the vesting and release of restricted shares on July 7, 2012.

CABELA'S INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands Except Share and Per Share Amounts)
(Unaudited)

12.     EARNINGS PER SHARE

The following table reconciles the number of shares utilized in the earnings per share calculations for the periods presented.

	Three Months Ended		Nine Months Ended
Weighted average number of shares:	September 29, 2012	October 1, 2011	September 29, 2012	October 1, 2011

Common shares – basic	69,894,538	69,554,229	69,794,416	69,203,978
Effect of incremental dilutive securities:
Stock options, nonvested stock units, and employee stock purchase plans	1,661,324	1,459,632	1,830,035	2,190,934
Common shares – diluted	71,555,862	71,013,861	71,624,451	71,394,912
Stock options outstanding and nonvested stock units issued considered anti-dilutive excluded from calculation	—	228,545	78,769	179,808

13.     SUPPLEMENTAL CASH FLOW INFORMATION

The following table sets forth non-cash financing and investing activities and other cash flow information for the periods presented.

	Nine Months Ended
	September 29, 2012	October 1, 2011
Non-cash financing and investing activities:
Accrued property and equipment additions (1)	$24,608	$13,119

Other cash flow information:
Interest paid (2)	$60,848	$85,593
Income taxes, net of refunds	$81,703	$41,657

(1)	Accrued property and equipment additions are recognized in the condensed consolidated statements of cash flows in the period they are paid.

(2)	Includes interest from the Financial Services segment totaling $40,693 and $55,750, respectively.

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

Segment assets are those directly used in or clearly allocable to an operating segment’s operations. For the Retail segment, assets include inventory in the retail stores, land, buildings, fixtures, and leasehold improvements. For the Direct segment, assets primarily include deferred catalog costs and fixed assets. Goodwill totaling $3,573, $3,450, and $3,351, at September 29, 2012, December 31, 2011, and October 1, 2011, respectively, was included in the Retail segment. The change in the carrying value of goodwill between periods is due to foreign currency adjustments. Assets for the Financial Services segment include cash, credit card loans, restricted cash, receivables, fixtures, and other assets. Cash and cash equivalents of the Financial Services segment were $205,448, $117,035, and $46,071, at September 29, 2012, December 31, 2011, and October 1, 2011, respectively. Assets for the Corporate Overhead and Other segment include corporate headquarters and facilities, merchandise distribution inventory, shared technology infrastructure and related information technology systems, corporate cash and cash equivalents, economic development bonds, prepaid expenses, deferred income taxes, and other corporate long-lived assets. Depreciation, amortization, and property and equipment expenditures are recognized in each respective segment. Intercompany revenue between segments was eliminated in consolidation.

Prior to January 1, 2012, under an Intercompany Agreement, the Financial Services segment had incurred a marketing fee that was paid to the Retail and Direct segments. Effective January 1, 2012, this Intercompany Agreement was amended with the marketing fee component eliminated and replaced with a fixed license fee equal to 70 basis points on all originated charge volume of the Cabela's CLUB Visa credit card portfolio. In addition, among other changes, the agreement requires the Financial Services segment to reimburse the Retail and Direct segments for certain operating and promotional costs. Reported operating income by segment, and the components of operating income for each segment, were not materially impacted for the three and nine months ended September 29, 2012, compared to the three and nine months ended October 1, 2011, by this new fixed license fee agreement. The Company does not expect that reported operating income by segment, or the components of operating income for each segment, will be materially impacted for full year 2012 compared to prior years by this new agreement.

CABELA'S INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands Except Share and Per Share Amounts)
(Unaudited)

Financial information by segment is presented in the following tables for the periods presented:

				Corporate Overhead and Other
			Financial Services
	Retail	Direct			Total
Three Months Ended September 29, 2012:
Merchandise sales	$455,495	$196,818	$—	$—	$652,313
Non-merchandise revenue:
Financial Services	—	—	85,932	—	85,932
Other	470	—	—	2,463	2,933
Total revenue	$455,965	$196,818	$85,932	$2,463	$741,178

Operating income (loss)	$85,438	$30,220	$23,230	$(71,775)	$67,113
As a percentage of revenue	18.7%	15.4%	27.0%	N/A	9.1%
Depreciation and amortization	$11,907	$1,841	$339	$6,177	$20,264
Assets	1,053,644	170,768	3,490,278	790,679	5,505,369

Three Months Ended October 1, 2011:
Merchandise sales	$393,434	$210,854	$—	$—	$604,288
Non-merchandise revenue:
Financial Services	—	—	71,438	—	71,438
Other	403	—	—	2,481	2,884
Total Revenue	$393,837	$210,854	$71,438	$2,481	$678,610

Operating income (loss)	$66,269	$37,054	$14,884	$(64,718)	$53,489
As a percentage of revenue	16.8%	17.6%	20.8%	N/A	7.9%
Depreciation and amortization	$10,477	$1,758	$240	$5,502	$17,977
Assets	907,662	153,455	3,403,734	737,621	5,202,472

CABELA'S INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands Except Share and Per Share Amounts)
(Unaudited)

				Corporate Overhead and Other
			Financial Services
	Retail	Direct			Total
Nine Months Ended September 29, 2012:
Merchandise sales	$1,184,786	$545,466	$—	$—	$1,730,252
Non-merchandise revenue:
Financial Services	—	—	248,654	—	248,654
Other	1,203	—	—	11,827	13,030
Total revenue	$1,185,989	$545,466	$248,654	$11,827	$1,991,936

Operating income (loss)	$200,889	$93,559	$73,508	$(196,439)	$171,517
As a percentage of revenue	16.9%	17.2%	29.6%	N/A	8.6%
Depreciation and amortization	$34,280	$5,475	$899	$17,459	$58,113
Assets	1,053,644	170,768	3,490,278	790,679	5,505,369

Nine Months Ended October 1, 2011:
Merchandise sales	$1,023,904	$577,903	$—	$—	$1,601,807
Non-merchandise revenue:
Financial Services	—	—	214,086	—	214,086
Other	931	—	—	10,597	11,528
Total Revenue	$1,024,835	$577,903	$214,086	$10,597	$1,827,421

Operating income (loss)	$154,585	$104,108	$43,122	$(180,130)	$121,685
As a percentage of revenue	15.1%	18.0%	20.1%	N/A	6.7%
Depreciation and amortization	$30,683	$4,878	$742	$16,733	$53,036
Assets	907,662	153,455	3,403,734	737,621	5,202,472

CABELA'S INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands Except Share and Per Share Amounts)
(Unaudited)

The components and amounts of total revenue for the Financial Services segment were as follows for the periods presented.

	Three Months Ended		Nine Months Ended
	September 29, 2012	October 1, 2011	September 29, 2012	October 1, 2011

Interest and fee income	$76,944	$70,130	$222,137	$204,130
Interest expense	(13,799)	(19,648)	(40,379)	(55,508)
Provision for loan losses	(10,387)	(11,133)	(29,231)	(27,616)
Net interest income, net of provision for loan losses	52,758	39,349	152,527	121,006
Non-interest income:
Interchange income	77,022	67,474	220,388	192,377
Other non-interest income	3,055	3,481	11,075	9,784
Total non-interest income	80,077	70,955	231,463	202,161
Less: Customer rewards costs	(46,903)	(38,866)	(135,336)	(109,081)
Financial Services revenue	$85,932	$71,438	$248,654	$214,086
The following table sets forth the percentage of the Company's merchandise revenue contributed by major product categories for our Retail and Direct segments and in total for the three and nine months ended September 29, 2012, and October 1, 2011.

	Retail		Direct		Total
Three Months Ended:	September 29, 2012	October 1, 2011	September 29, 2012	October 1, 2011	September 29, 2012	October 1, 2011

Product Category:
Hunting Equipment	50.4%	47.6%	44.5%	39.9%	48.5%	44.9%
General Outdoors	28.9	30.6	29.8	30.3	29.2	30.5
Clothing and Footwear	20.7	21.8	25.7	29.8	22.3	24.6
Total	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

	Retail		Direct		Total
Nine Months Ended:	September 29, 2012	October 1, 2011	September 29, 2012	October 1, 2011	September 29, 2012	October 1, 2011

Product Category:
Hunting Equipment	47.2%	45.1%	37.2%	34.7%	44.1%	41.5%
General Outdoors	33.3	34.4	36.2	36.0	34.2	35.0
Clothing and Footwear	19.5	20.5	26.6	29.3	21.7	23.5
Total	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

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
Level 3 is comprised of financial instruments whose fair value is estimated based on internally developed models or methodologies utilizing significant inputs that are primarily unobservable from objective sources. At September 29, 2012, the Company's financial instruments carried on our condensed consolidated balance sheets subject to fair value measurements consisted of economic development bonds and were classified as Level 3 for valuation purposes. For the three and nine months ended September 29, 2012, and October 1, 2011, there were no transfers in or out of Levels 1, 2, or 3.
The table below presents changes in fair value of the economic development bonds measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the periods presented:

	Three Months Ended		Nine Months Ended
	September 29, 2012	October 1, 2011	September 29, 2012	October 1, 2011

Balance, beginning of period	$88,335	$102,846	$86,563	$104,231
Total gains or losses:
Included in earnings - realized	—	—	—	13
Included in accumulated other comprehensive income - unrealized	4,605	11,670	8,475	11,170
Valuation adjustments	—	—	—	—
Purchases, issuances, and settlements:
Purchases	—	—	—	601
Issuances	—	—	—	—
Settlements	(196)	(886)	(2,294)	(2,385)
Total	(196)	(886)	(2,294)	(1,784)
Balance, end of period	$92,744	$113,630	$92,744	$113,630
Fair values of the Company's economic development bonds were estimated using discounted cash flow projection estimates. These estimates are based on available market interest rates and the estimated amounts and timing of expected future payments to be received from municipalities under tax development zones, which the Company considers to be unobservable inputs (Level 3). These fair values do not reflect any premium or discount that could result from offering these bonds for sale or through early redemption, or any related income tax impact. Declines in the fair value of available-for-sale economic development bonds below cost that are deemed to be other than temporary are reflected in earnings. At September 29, 2012, and October 1, 2011, none of the bonds with a fair value below carrying value were deemed to have other than a temporary impairment.

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

	September 29, 2012		December 31, 2011		October 1, 2011
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value

Financial Assets:
Credit card loans, net	$3,151,647	$3,151,647	$3,094,163	$3,094,163	$2,726,779	$2,726,779

Financial Liabilities:
Time deposits	1,074,555	1,110,851	982,313	1,023,766	1,034,887	1,077,170
Secured long-term obligations of the Trust	1,827,500	1,803,818	1,402,500	1,374,507	1,647,500	1,626,580
Long-term debt	451,597	491,880	344,922	343,757	444,980	443,591
Credit Card Loans. Credit card loans are originated with variable rates of interest that adjust with changing market interest rates. Thus, the carrying value of the credit card loans, including the carrying value of deferred credit card origination costs as of September 29, 2012, less the allowance for loan losses, approximates fair value. This valuation does not include the value that relates to estimated cash flows generated from new loans over the life of the cardholder relationship. Accordingly, the aggregate fair value of the credit card loans does not represent the underlying value of the established cardholder relationship.
Time Deposits. Time deposits are pooled in homogeneous groups, and the future cash flows of those groups are discounted using current market rates offered for similar products for purposes of estimating fair value. For all periods presented, we have consistently applied our discounting methodologies to estimated future cash flows in determining estimated fair value for time deposits.
Secured Long-Term Obligations of the Trust. The estimated fair value of secured long-term obligations of the Trust is based on future cash flows associated with each type of debt discounted using current borrowing rates for similar types of debt of comparable maturity. For all periods presented, we have consistently applied our discounting methodologies to estimated future cash flows in determining estimated fair value for secured long-term obligations of the Trust.
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

•	our ability to manage credit, liquidity, interest rate, operational, legal, regulatory capital, and compliance risks;

•	our ability to increase credit card receivables while managing credit quality;

•	our ability to securitize our credit card receivables at acceptable rates or access the deposits market at acceptable rates;

•
the impact of legislation, regulation, and supervisory regulatory actions in the financial services industry, including the Dodd-Frank Wall Street Reform and Consumer Protection Act (the "Reform Act"); and

•
other risks, relevant factors, and uncertainties identified in our filings with the Securities and Exchange Commission ("SEC") (including the information set forth in the "Risk Factors" section of our Annual Report on Form 10-K for the fiscal year ended December 31, 2011, and in Part II, Item IA, of our Quarterly Report on Form 10-Q for the second quarter ended June 30, 2012), which filings are available at the SEC's website at www.sec.gov.

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

Critical Accounting Policies and Use of Estimates

Our critical accounting policies and use of estimates utilized in the preparation of the condensed consolidated financial statements as of September 29, 2012, remain unchanged from December 31, 2011.

Cabela's®

We are a leading specialty retailer, and the world's largest direct marketer, of hunting, fishing, camping, and related outdoor merchandise.  We provide a quality service to our customers who enjoy an outdoor lifestyle by supplying outdoor products through our multi-channel retail business consisting of our Retail and Direct segments. Our Retail business segment currently consists of 40 stores, including the six stores that we opened during 2012 in:

•Wichita, Kansas, on March 14, 2012,
•Tulalip, Washington, on April 19, 2012,
•Saskatoon, Saskatchewan, Canada, on May 10, 2012,
•Charleston, West Virginia, on August 9, 2012,
•Rogers, Arkansas, on August 30, 2012, and
•our first Outpost store in Union Gap, Washington, on October 4, 2012.

We have 37 stores located in the United States and three in Canada.  Our Direct business segment is comprised of our highly acclaimed Internet website and supplemented by our catalog distributions as a selling and marketing tool.

World's Foremost Bank ("WFB", "Financial Services segment", or "Cabela's CLUB Visa Program") also plays an integral role in supporting our merchandising business.  The Financial Services segment is comprised of our credit card services which reinforces our strong brand and strengthens our customer loyalty through our credit card loyalty programs.

Executive Overview

	Three Months Ended
	September 29, 2012	October 1, 2011	Increase (Decrease)	% Change

	(Dollars in Thousands Except Earnings Per Diluted Share)
Revenue:
Retail	$455,965	$393,837	$62,128	15.8%
Direct	196,818	210,854	(14,036)	(6.7)
Total	652,783	604,691	48,092	8.0
Financial Services	85,932	71,438	14,494	20.3
Other revenue	2,463	2,481	(18)	(0.7)
Total revenue	$741,178	$678,610	$62,568	9.2

Operating income	$67,113	$53,489	$13,624	25.5

Net income	$42,785	$33,307	$9,478	28.5

Earnings per diluted share	$0.60	$0.47	$0.13	27.7

	Nine Months Ended
	September 29, 2012	October 1, 2011	Increase (Decrease)	% Change

	(Dollars in Thousands Except Earnings Per Diluted Share)
Revenue:
Retail	$1,185,989	$1,024,835	$161,154	15.7%
Direct	545,466	577,903	(32,437)	(5.6)
Total	1,731,455	1,602,738	128,717	8.0
Financial Services	248,654	214,086	34,568	16.1
Other revenue	11,827	10,597	1,230	11.6
Total revenue	$1,991,936	$1,827,421	$164,515	9.0

Operating income	$171,517	$121,685	$49,832	41.0

Net income	$105,481	$72,792	$32,689	44.9

Earnings per diluted share	$1.47	$1.02	$0.45	44.1

Revenues in the three months ended September 29, 2012, totaled $741 million, an increase of $63 million, or 9.2%, over the three months ended October 1, 2011. Total merchandise sales increased $48 million, or 8.0%, comparing the three month periods due to increases of $48 million in revenue from new retail stores and $14 million, or 3.9%, in comparable store sales, led by an increase in the hunting equipment product category. These increases were partially offset by a decrease of $14 million in Direct revenue, due to a decrease in the clothing and footwear product category.

Revenues in the nine months ended September 29, 2012, totaled $2.0 billion, an increase of $165 million, or 9.0%, over the nine months ended October 1, 2011.  Total merchandise sales increased $129 million, or 8.0%, comparing the nine month periods due to increases of $117 million in revenue from new retail stores and $41 million, or 4.3%, in comparable store sales, also led by an increase in the hunting equipment product category. These increases were partially offset by a decrease of $32 million in Direct revenue, due to a decrease in the clothing and footwear product category.

Financial Services revenue increased $14 million, or 20.3%, in the three months ended September 29, 2012, compared to the three months ended October 1, 2011, and $35 million, or 16.1%, in the nine months ended September 29, 2012, compared to the nine months ended October 1, 2011. These increases were primarily due to lower interest expense and increases in interest income and interchange income, partially offset by higher customer reward costs due to growth in the number of active accounts and average balance per account.

Operating income increased $14 million, or 25.5%, in the three months ended September 29, 2012, compared to the three months ended October 1, 2011, and operating income as a percentage of revenue increased 120 basis points over the same period. Operating income increased $50 million, or 41.0%, in the nine months ended September 29, 2012, compared to the nine months ended October 1, 2011, and operating income as a percentage of revenue increased 190 basis points over the same period. The increases in total operating income and total operating income as a percentage of total revenue were primarily due to increases in revenue from the Retail and Financial Services segments as well as an increase in our merchandise gross profit. These improvements were partially offset by lower revenue from our Direct segment and higher consolidated operating expenses. Selling, distribution, and administrative expenses increased primarily due to increases in comparable and new store costs and related support areas.

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

 In 2011 and through the first three quarters of 2012, management confirmed that our strategic initiatives are the key to maintain our focus for improvement and have therefore continued to emphasize these key financial metrics: merchandise gross margin, Retail segment operating margin, total revenue growth, retail expansion, and growth of the Cabela's CLUB Visa loyalty program. Improvements in these metrics have led to an increase in our return on invested capital, an important measure of how effectively we have deployed capital in our operations in generating cash flows. Increases in our return on invested capital, on an after-tax basis, indicate improvements in our use of capital, thereby creating value in our Company.

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

We offer our customers integrated opportunities to access and use our retail store, Internet, and catalog channels. Our in-store pick-up program allows customers to order products through our catalogs, Internet site, and store kiosks and have them delivered to the retail store of their choice without incurring shipping costs, thereby helping to increase foot traffic in our stores. Conversely, our expanding retail stores introduce customers to our Internet and catalog channels. We are capitalizing on our multi-channel model by building on the strengths of each channel, primarily through improvements in our merchandise planning system. This system, along with our replenishment system, allows us to identify the correct product mix in each of our retail stores, and also helps maintain the proper inventory levels to satisfy customer demand in both our Retail and Direct business channels, and to improve our distribution efficiencies. In addition, free shipping offered to our Cabela's CLUB Visa customers, which started in the last half of June 2012 and continued through the three months ended September 29, 2012, resulted in increased merchandise growth, greater order frequency, and increases in the number of new Visa cardholder accounts. We intend to concentrate more resources behind these efforts to help drive improvements to the customer shopping experience even more quickly.

•	Improve Merchandise Performance: Improve margins and minimize unproductive inventory by focusing on vendor performance, assortment planning, and inventory management.

We continue to concentrate our efforts in detailed pre-season planning, in-season monitoring of sales, and management of inventory to focus product assortment on our core customer base. We also continue to work with vendors to negotiate the best prices on products and to manage inventory levels, as well as to ensure vendors deliver all products and services as expected. We reduced promotional discounts by eliminating unprofitable retail store promotions. As a result, our merchandise gross margin as a percentage of merchandise revenue is increasing. Our merchandise gross profit as a percentage of merchandise revenue increased 130 basis points to 37.2% in the three months ended September 29, 2012, compared to the three months ended October 1, 2011, and 120 basis points to 36.4% in the nine months ended September 29, 2012, compared to the nine months ended October 1, 2011. These increases were primarily attributable to improved in-season and pre-season merchandise inventory planning, improvements in vendor collaboration, an ongoing focus of private label products, and advancements in price optimization to ensure we are pricing correctly in the marketplace.

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

We have improved our retail store merchandising processes, information technology systems, and distribution and logistics capabilities.  We have also improved our visual merchandising within the stores and coordinated merchandise at our stores by adding more regional product assortments.  To enhance customer service at our retail stores, we have increased our staff of outfitters and have continued our management training and mentoring programs for our retail store managers. In addition, comparing the three and nine months ended September 29, 2012, to the three and nine months ended October 1, 2011:

•	operating income increased $19 million and $46 million, respectively;

•	operating income as a percentage of Retail segment revenue increased 190 basis points to 18.7% and 180 basis points to 16.9%, respectively; and

•	comparable store sales increased 3.9% and 4.3%, respectively.

•
Retail Expansion: Our goal is to increase our retail presence across the United States and Canada by developing a profitable retail expansion strategy that takes into consideration not only site location, but also the strategic size for each store in its given market.

Our next-generation store format, with more standardized store sizes, expedites store development time and allows us to pursue the best retail locations, is adaptable to more markets, improves time to market, and allows us to be more efficient in our operations by reducing our capital investment requirements and increasing sales per square foot. Our next-generation stores range in size from approximately 70,000 to 125,000 square feet. Our next-generation store format improves our return on invested capital and better serves our customers by providing shopper-friendly layouts with regionalized product mixes, concept shops, and new product displays and fixtures with enhanced features.
We have also developed a new "Outpost" store format due to the success of our next-generation stores. Our new Outpost store format will be approximately 40,000 square feet in size and have a "core-flex" merchandise strategy (selected core assortment of products and flexible seasonal merchandise) that will allow us to effectively serve smaller markets with a large concentration of Cabela's customers and is in addition to our next-generation format.
We opened five retail stores during the nine months ended September 29, 2012, all in the next-generation store format. We also opened our first Outpost store in Union Gap, Washington, on October 4, 2012, bringing our total retail store square footage to 5.1 million square feet, an increase of 9.8% compared to the end of 2011.
We have also announced plans to open additional retail stores as follows:

•
in 2013, seven next-generation stores located in Columbus, Ohio; Grandville, Michigan; Louisville, Kentucky; Green Bay, Wisconsin; Thornton, Colorado; Lone Tree, Colorado; and Regina, Saskatchewan, Canada; as well as two Outpost stores located in Saginaw, Michigan; and Kalispell, Montana; and

•	in 2014, three next-generation stores located in Anchorage, Alaska; Bristol, Virginia; and Christiana, Delaware.

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

Our efforts on redesigning our Internet website to support this important channel of our Direct business continue. Our Internet website continues to be the most visited sporting goods industry e-commerce website according to Hitwise, Incorporated, an online measurement company. In addition, we have over 2.2 million fans on Facebook.

We expanded our mobile and social marketing initiatives by recently launching new mobile technology enhancements that include a fully-integrated mobile site that displays our entire inventory assortment, which will improve our customers' portable shopping experience. We have seen early successes in our mobile and social marketing and we will continue to utilize best-in-class technology to improve our customers' digital shopping experience and build on the advances we have already made in digital marketing to capitalize on the ways our customers shop. Our digital transformation and greater focus on omni-channel marketing is progressing as multi-channel customers increased period over period.
Comparing the three and nine months ended September 29, 2012, to the three and nine months ended October 1, 2011:

•	direct revenue decreased $14 million and $32 million, respectively;

•	operating income decreased $7 million and $11 million, respectively, and

•	operating income as a percentage of Direct segment revenue decreased 220 basis points to 15.4%, and 80 basis points to 17.2%, respectively.
The free shipping offer to our Cabela's CLUB Visa customers, which started in the last half of June 2012 and continued through the three months ended September 29, 2012, resulted in increased merchandise sales. However, the weaker demand in clothing and footwear and a decrease in shipping income due to our free shipping offer to Cabela's CLUB Visa customers offset the growth from our Cabela's CLUB Visa free shipping promotion.

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

Cabela's CLUB Visa program continues to manage credit card delinquencies and charge-offs below industry average by adhering to our conservative underwriting criteria and active account management. Our number of average active accounts increased 8.2% to 1.5 million in the nine months ended September 29, 2012, compared to the nine months ended October 1, 2011. Financial Services revenue increased $14 million, or 20.3%, in the three months ended September 29, 2012, compared to the three months ended October 1, 2011, and $35 million, or 16.1%, in the nine months ended September 29, 2012, compared to the nine months ended October 1, 2011. These increases were primarily due to lower interest expense and increases in interest income and interchange income, partially offset by higher customer reward costs due to growth in the number of active accounts and average balance per account. During the nine months ended September 29, 2012, the Financial Services segment issued $155 million in certificates of deposit, renewed its $225 million variable funding facility for an additional year, and completed two $500 million term securitizations.

Current Business Environment

Worldwide Credit Markets and Macroeconomic Environment - We believe that improvements in the United States economy helped lead to a lower level of delinquencies and a decrease in charge-offs comparing the nine months ended September 29, 2012, to the nine months ended October 1, 2011. We expect our charge-off and delinquency levels to remain below industry averages. The Financial Services segment continues to monitor developments in the securitization and certificates of deposit markets to ensure adequate access to liquidity.

Developments in Legislation and Regulation - The Reform Act was signed into law in July 2010 and has made extensive changes to the laws regulating financial services firms and credit rating agencies and requires significant rule-making. In addition, the Reform Act along with the Credit Card Accountability Responsibility and Disclosure Act of 2009 (the "CARD Act") mandated multiple studies which could result in additional legislative or regulatory action.
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
The Reform Act established the new independent Consumer Financial Protection Bureau (the “CFPB”) which will have broad rulemaking, supervisory, and enforcement authority over consumer products, including credit cards. The CFPB will have extensive rulemaking authority and enforcement authority, and WFB will be subject to the CFPB's regulation. While the CFPB will not examine WFB, it will receive information from WFB's primary federal regulator. The CFPB is specifically authorized to issue rules identifying as unlawful acts or practices it defines as “unfair, deceptive or abusive acts” in connection with any transaction with a consumer or in connection with a consumer financial product or service. It is uncertain what rules will be adopted by the CFPB, how such rules will be enforced and whether or not such rules will require WFB to modify existing practices or procedures.
The Reform Act will also affect a number of significant changes relating to asset-backed securities, including additional oversight and regulation of credit rating agencies and additional reporting and disclosure requirements. The changes resulting from the Reform Act or any rules or regulations adopted by the CFPB may impact our profitability, require changes to certain of the Financial Services segment's business practices, impose upon the Financial Services segment more stringent capital, liquidity, and leverage ratio requirements, increase FDIC deposit insurance premiums, or otherwise adversely affect the Financial Services segment's business. These changes may also require the Financial Services segment to invest significant management attention and resources to evaluate and make necessary changes.

Several rules and regulations have recently been proposed or adopted that may substantially affect issuers of asset-backed securities.
The Jumpstart Our Business Startups Act (the “JOBS Act”) was signed into law on April 5, 2012, and will implement extensive changes to the laws regulating private offerings of securities, including Rule 144A private offerings such as the private offerings of asset-backed securities of the Cabela's Master Credit Card Trust and related entities (collectively referred to as the “Trust”) that WFB sponsors. On August 29, 2012, the SEC issued proposed regulations to amend Rule 144A to provide that securities may be offered pursuant to Rule 144A by means of general solicitation or general advertising, including to persons other than qualified institutional buyers, so long as the issuer reasonably believes that each ultimate purchaser is a qualified institutional buyer. The impact that the JOBS Act will have on the securitization market and the Financial Services segment is unclear at this time.

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

Proposed Settlement of Visa Litigation – In June 2005, a number of entities, each purporting to represent a class of retail merchants, sued Visa and several member banks, and other credit card associations, alleging, among other things, that Visa and its member banks have violated United States antitrust laws by conspiring to fix the level of interchange fees. On July 13, 2012, the parties to this litigation announced that they had entered into a memorandum of understanding, which subject to certain conditions, including court approval, obligates the parties to enter into a settlement agreement to resolve the claims brought by the class members. If approved, the settlement agreement would, among other things, require the distribution to class merchants of an amount equal to 10 basis points of default interchange across all credit rate categories for a period of eight consecutive months, which otherwise would have been paid to issuers like WFB, require Visa to change its rules to allow merchants to charge a surcharge on credit card transactions subject to a cap, and require Visa to meet with merchant buying groups that seek to negotiate interchange rates collectively. To date, WFB has not been named as a defendant in any credit card industry lawsuits. Due to uncertainty in the ultimate resolution of this matter, management does not believe that there is a liability to record as of September 29, 2012. If the proposed settlement is approved as currently drafted, management believes that the 10 basis point reduction of default interchange across all credit rate categories for a period of eight consecutive months would result in a reduction of interchange income of approximately $12.5 million in the Financial Services segment.

Operations Review

 The three months ended September 29, 2012, and October 1, 2011, each consisted of 13 weeks, and the nine months ended September 29, 2012, and October 1, 2011, each consisted of 39 weeks. Our operating results expressed as a percentage of revenue were as follows for the periods presented.

	Three Months Ended		Nine Months Ended
	September 29, 2012	October 1, 2011	September 29, 2012	October 1, 2011

Revenue	100.00%	100.00%	100.00%	100.00%
Cost of revenue	55.31	57.11	55.28	56.80
Gross profit (exclusive of depreciation and amortization)	44.69	42.89	44.72	43.20
Selling, distribution, and administrative expenses	35.64	34.50	36.11	36.30
Impairment and restructuring charges	—	0.51	—	0.24
Operating income	9.05	7.88	8.61	6.66
Other income (expense):
Interest expense, net	(0.71)	(0.91)	(0.80)	(1.00)
Other income, net	0.17	0.25	0.21	0.30
Total other income (expense), net	(0.54)	(0.66)	(0.59)	(0.70)
Income before provision for income taxes	8.51	7.22	8.02	5.96
Provision for income taxes	2.75	2.31	2.71	1.98
Net income	5.76%	4.91%	5.31%	3.98%

Results of Operations - Three Months Ended September 29, 2012, Compared to October 1, 2011

Revenues

Retail revenue includes sales realized and customer services performed at our retail stores, sales from orders placed through our retail store Internet kiosks, and sales from customers utilizing our in-store pick-up program. Direct revenue includes Internet and call center (catalog) sales from orders placed through our website, over the phone, and by mail where the merchandise is shipped to non-retail store locations. Financial Services revenue is comprised of interest and fee income, interchange income, other non-interest income, interest expense, provision for loan losses, and customer rewards costs from our credit card operations. Other revenue sources include fees for our hunting and fishing outfitter services, fees for our full-service travel agency business, real estate rental income and land sales, and other complementary business services.
Comparisons and analysis of our revenues are presented below for the three months ended:

	September 29, 2012		October 1, 2011		Increase (Decrease)	% Change
		%		%
	(Dollars in Thousands)

Retail	$455,965	61.5%	$393,837	58.0%	$62,128	15.8%
Direct	196,818	26.6	210,854	31.1	(14,036)	(6.7)
Financial Services	85,932	11.6	71,438	10.5	14,494	20.3
Other	2,463	0.3	2,481	0.4	(18)	(0.7)
	$741,178	100.0%	$678,610	100.0%	$62,568	9.2

Product Sales Mix - The following table sets forth the percentage of our merchandise revenue contributed by major product categories for our Retail and Direct segments and in total for the three months ended September 29, 2012, and October 1, 2011.

	Retail		Direct		Total
	September 29, 2012	October 1, 2011	September 29, 2012	October 1, 2011	September 29, 2012	October 1, 2011
Product Category:
Hunting Equipment	50.4%	47.6%	44.5%	39.9%	48.5%	44.9%
General Outdoors	28.9	30.6	29.8	30.3	29.2	30.5
Clothing and Footwear	20.7	21.8	25.7	29.8	22.3	24.6
Total	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

The hunting equipment merchandise category includes a wide variety of firearms, ammunition, optics, archery products, and related accessories and supplies. The general outdoors merchandise category includes a full range of equipment and accessories supporting all outdoor activities, including all types of fishing and tackle products, boats and marine equipment, camping gear and equipment, food preparation and outdoor cooking products, all-terrain vehicles and accessories for automobiles and all-terrain vehicles, and gifts and home furnishings. The clothing and footwear merchandise category includes fieldwear apparel and footwear, sportswear, casual clothing and footwear, and workwear products.

Retail Revenue - Retail revenue increased $62 million, or 15.8%, in the three months ended September 29, 2012, compared to the three months ended October 1, 2011, primarily due to an increase of $48 million in revenue from the addition of new retail stores comparing the respective periods and an increase in comparable store sales of $14 million. Retail revenue growth was led by an increase in the hunting equipment product category.

	Three Months Ended
	September 29, 2012	October 1, 2011	Increase (Decrease)	% Change
	(Dollars in Thousands)

Comparable stores sales	$381,303	$366,994	$14,309	3.9%

Direct Revenue - Direct revenue decreased $14 million, or 6.7%, in the three months ended September 29, 2012, compared to the three months ended October 1, 2011. The decrease in Direct revenue comparing the respective periods was attributable to a weaker demand in clothing and footwear products and a decrease in shipping income due to our free shipping offer to Cabela's CLUB Visa customers in the three months ended September 29, 2012. These decreases in Direct revenue were partially offset by increased sales attributable to the CLUB Visa free shipping offer. The free shipping offer to our Cabela's CLUB Visa customers resulted in increased merchandise growth, greater order frequency, and increases in the number of new Visa cardholder accounts.

Financial Services Revenue -  The following table sets forth the components of Financial Services revenue for the three months ended:

	September 29, 2012	October 1, 2011	Increase (Decrease)	% Change
	(Dollars in Thousands)

Interest and fee income	$76,944	$70,130	$6,814	9.7%
Interest expense	(13,799)	(19,648)	(5,849)	(29.8)
Provision for loan losses	(10,387)	(11,133)	(746)	(6.7)
Net interest income, net of provision for loan losses	52,758	39,349	13,409	34.1
Non-interest income:
Interchange income	77,022	67,474	9,548	14.2
Other non-interest income	3,055	3,481	(426)	(12.2)
Total non-interest income	80,077	70,955	9,122	12.9
Less: Customer rewards costs	(46,903)	(38,866)	8,037	20.7
Financial Services revenue	$85,932	$71,438	$14,494	20.3

Financial Services revenue increased $14 million, or 20.3%, in the three months ended September 29, 2012, compared to the three months ended October 1, 2011. The increase in interest and fee income of $7 million was due to an increase in credit card loans, partially offset by changes in the mix of credit card loan balances at each interest rate. Interest expense decreased $6 million due to decreases in interest rates. The increases in interchange income of $10 million and customer rewards costs of $8 million were due to an increase in credit card purchases.

The following table sets forth the components of Financial Services revenue as a percentage of average total credit card loans, including any accrued interest and fees, for the three months ended:

	September 29, 2012	October 1, 2011

Interest and fee income	9.8%	10.1%
Interest expense	(1.8)	(2.8)
Provision for loan losses	(1.3)	(1.6)
Interchange income	9.8	9.7
Other non-interest income	0.4	0.5
Customer rewards costs	(6.0)	(5.6)
Financial Services revenue	10.9%	10.3%

Key statistics reflecting the performance of the Cabela's CLUB Visa program are shown in the following chart for the three months ended:

	September 29, 2012	October 1, 2011	Increase (Decrease)	% Change
	(Dollars in Thousands Except Average Balance per Account )

Average balance of credit card loans (1)	$3,129,897	$2,772,434	$357,463	12.9%
Average number of active credit card accounts	1,539,150	1,412,676	126,474	9.0
Average balance per active credit card account (1)	$2,034	$1,963	$71	3.6
Net charge-offs on credit card loans (1)	$13,376	$15,439	$(2,063)	(13.4)
Net charge-offs as a percentage of average credit card loans (1)	1.71%	2.23%	(0.52)%
(1) Includes accrued interest and fees

The average balance of credit card loans increased to $3 billion, or 12.9%, for the three months ended September 29, 2012, compared to the three months ended October 1, 2011, due to an increase in the number of active accounts and the average balance per account.  The average number of active accounts increased to 1.5 million, or 9.0%, compared to the three months ended October 1, 2011, due to our successful marketing efforts in new account acquisitions.  Net charge-offs as a percentage of average credit card loans decreased to 1.71% for the three months ended September 29, 2012, down 52 basis points compared to the three months ended October 1, 2011, due to improvements in delinquencies and delinquency roll-rates.  See “Asset Quality of Cabela's CLUB Visa Program” in this report for additional information on trends in delinquencies and non-accrual loans and analysis of our allowance for loan losses.

Other Revenue

Other revenue was $3 million in both the three months ended September 29, 2012, and October 1, 2011.

Merchandise Gross Profit

Comparisons and analysis of our gross profit on merchandising revenue are presented below for the periods presented:

	Three Months Ended
	September 29, 2012	October 1, 2011	Increase (Decrease)	% Change
	(Dollars in Thousands)

Merchandise sales	$652,313	$604,288	$48,025	7.9%
Merchandise gross profit	242,384	216,768	25,616	11.8
Merchandise gross profit as a percentage of merchandise sales	37.2%	35.9%	1.3%

 Merchandise Gross Profit - Our merchandise gross profit increased $26 million, or 11.8%, to $242 million in the three months ended September 29, 2012, compared to the three months ended October 1, 2011. The increase in our merchandise gross profit was primarily due to improved in-season and pre-season merchandise inventory planning, continued improvements in vendor collaboration, an ongoing focus on private label products, and further advancements in price optimization.

Our merchandise gross profit as a percentage of merchandise sales increased 130 basis points in the three months ended September 29, 2012, compared to the three months ended October 1, 2011, primarily due to continued improvements in pre-season and in-season inventory management and vendor collaboration, an ongoing focus on private label products, and further advancements in price optimization. The increase in our merchandise gross profit as a percentage of merchandise sales was partially offset by an adverse product mix shift due to increased sales of firearms and ammunition which carry a lower margin.

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

Comparisons and analysis of our selling, distribution, and administrative expenses are presented below for the periods presented:

	Three Months Ended
	September 29, 2012	October 1, 2011	Increase (Decrease)	% Change
	(Dollars in Thousands)

Selling, distribution, and administrative expenses	$264,136	$234,108	$30,028	12.8%
SD&A expenses as a percentage of total revenue	35.6%	34.5%	1.1%
Retail store pre-opening costs	$4,141	$1,431	$2,710	189.4

Selling, distribution, and administrative expenses increased $30 million, or 12.8%, in the three months ended September 29, 2012, compared to the three months ended October 1, 2011. The most significant factors contributing to the changes in selling, distribution, and administrative expenses in the these respective periods included:

•
an increase of $21 million in employee compensation, benefits, and contract labor primarily due to the opening of new retail stores and increases in staff for other retail stores, merchandising and distribution centers, credit card growth support, and general corporate overhead support;

•	an increase of $3 million in building costs and depreciation primarily related to the operations and maintenance of our new and existing retail stores as well as corporate offices; and

•	an increase of $5 million in advertising and direct marketing costs.

Significant changes in our consolidated selling, distribution, and administrative expenses related to specific business segments included the following:

Retail Segment:

•
An increase of $9 million in employee compensation, benefits, and contract labor primarily due to the opening of new retail stores and increases in staff for other retail stores and merchandising teams.

•	An increase of $4 million in advertising and promotional costs related to new and existing retail stores.

•	An increase of $3 million in building costs primarily related to the operations and maintenance of our new and existing retail stores.

Direct Segment:

•
A net increase of $2 million in advertising and direct marketing costs primarily due to increases in Internet related expenses due to our expanded use of digital marketing channels and enhancements to our website.

Financial Services Segment:

•	An increase of $2 million in employee compensation, benefits, and contract labor principally for positions added to support the growth of credit card operations.

Corporate Overhead, Distribution Centers, and Other:

•	An increase of $10 million in employee compensation and benefits in general corporate and the distribution centers to support operational growth.

Impairment and Restructuring Charges

Our long-lived assets are evaluated for possible impairment whenever changes in circumstances may indicate that the carrying value of an asset may not be recoverable. During the three months ended September 29, 2012, and October 1, 2011, we evaluated the recoverability of certain property, equipment, land held for sale, and economic development bonds. In accordance with accounting guidance on asset valuations, we recognized impairment losses totaling $3.4 million in the three months ended October 1, 2011.  In the three months ended October 1, 2011, we incurred charges of $0.1 million for severance and related benefits.  No impairment and restructuring charges were incurred in the three months ended September 29, 2012. Trends and management projections could change undiscounted cash flows in future periods which could trigger possible future write downs.

Operating Income

Operating income is revenue less cost of revenue and selling, distribution, and administrative expenses.  Operating income for our merchandise business segments excludes costs associated with operating expenses of distribution centers, procurement activities, and other corporate overhead costs. Comparisons and analysis of operating income are presented below for the periods presented:

	Three Months Ended
	September 29, 2012	October 1, 2011	Increase (Decrease)	% Change
	(Dollars in Thousands)

Total operating income	$67,113	$53,489	$13,624	25.5%
Total operating income as a percentage of total revenue	9.1%	7.9%	1.2%

Operating income by business segment:
Retail	$85,438	$66,269	$19,169	28.9
Direct	30,220	37,054	(6,834)	(18.4)
Financial Services	23,230	14,884	8,346	56.1

Operating income as a percentage of segment revenue:
Retail	18.7%	16.8%	1.9%
Direct	15.4	17.6	(2.2)
Financial Services	27.0	20.8	6.2

Operating income increased $14 million, or 25.5%, in the three months ended September 29, 2012, compared to the three months ended October 1, 2011, and operating income as a percentage of revenue increased 120 basis points to 9.1% in the three months ended September 29, 2012. The increases in total operating income and total operating income as a percentage of total revenue were primarily due to increases in revenue from our Retail and Financial Services segments as well as an increase in our merchandise gross profit. These improvements were partially offset by higher consolidated operating expenses and decreases in revenue from our Direct segment. Selling, distribution, and administrative expenses increased primarily due to increases in comparable and new store costs and related support areas.

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
Reported operating income by segment, and the components of operating income for each segment, were not materially impacted in the three months ended September 29, 2012, compared to the three months ended October 1, 2011, by the amendments to the Intercompany Agreement. Fees paid under the Intercompany Agreement by the Financial Services segment to these two segments increased $9 million in the three months ended September 29, 2012, compared to the three months ended October 1, 2011; a $7 million increase to the Retail segment and a $2 million increase to the Direct segment.

Interest (Expense) Income, Net

Interest expense, net of interest income, decreased $1 million to $5 million in the three months ended September 29, 2012, compared to $6 million in the three months ended October 1, 2011. Interest expense is accrued on our revolving credit facilities and long-term debt as well as on unrecognized tax benefits.

Other Non-Operating Income, Net

Other non-operating income was $1 million in the three months ended September 29, 2012, compared to $2 million in the three months ended October 1, 2011.  This income is primarily from interest earned on our economic development bonds.

Provision for Income Taxes

Our effective tax rate was 32.3% for the three months ended September 29, 2012, compared to 32.0% for the three months ended October 1, 2011.  The effective tax rates for both periods differed from our statutory rate primarily due to the mix of taxable income between the United States and foreign tax jurisdictions.

Results of Operations - Nine Months Ended September 29, 2012, Compared to October 1, 2011

Revenues

Comparisons and analysis of our revenues are presented below for the nine months ended:

	September 29, 2012		October 1, 2011		Increase (Decrease)	% Change
		%		%
	(Dollars in Thousands)

Retail	$1,185,989	59.5%	$1,024,835	56.1%	$161,154	15.7%
Direct	545,466	27.4	577,903	31.6	(32,437)	(5.6)
Financial Services	248,654	12.5	214,086	11.7	34,568	16.1
Other	11,827	0.6	10,597	0.6	1,230	11.6
	$1,991,936	100.0%	$1,827,421	100.0%	$164,515	9.0

Product Sales Mix - The following table sets forth the percentage of our merchandise revenue contributed by major product categories for our Retail and Direct segments and in total for the nine months ended September 29, 2012, and October 1, 2011.

	Retail		Direct		Total
	September 29, 2012	October 1, 2011	September 29, 2012	October 1, 2011	September 29, 2012	October 1, 2011
Product Category:
Hunting Equipment	47.2%	45.1%	37.2%	34.7%	44.1%	41.5%
General Outdoors	33.3	34.4	36.2	36.0	34.2	35.0
Clothing and Footwear	19.5	20.5	26.6	29.3	21.7	23.5
Total	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

Retail Revenue - Retail revenue increased $161 million, or 15.7%, in the nine months ended September 29, 2012, compared to the nine months ended October 1, 2011, primarily due to an increase of $117 million in revenue from the addition of new retail stores comparing the respective periods and an increase in comparable store sales of $41 million. Retail revenue growth was led by an increase in the hunting equipment product category.

	Nine Months Ended
	September 29, 2012	October 1, 2011	Increase (Decrease)	% Change
	(Dollars in Thousands)

Comparable stores sales	$1,004,731	$963,708	$41,023	4.3%

Direct Revenue - Direct revenue decreased $32 million, or 5.6%, in the nine months ended September 29, 2012, compared to the nine months ended October 1, 2011. The decrease in Direct revenue comparing the respective periods was attributable to a weaker demand in clothing and footwear products, the negative impact on sales resulting from competitors reducing prices to liquidate excess winter inventory, and a decrease in shipping income due to our free shipping offer to Cabela's CLUB Visa customers beginning in the last half of June 2012 and in the three months ended September 29, 2012. These decreases in Direct revenue were partially offset by increased sales attributable to the CLUB Visa free shipping offer. The free shipping offer to our Cabela's CLUB Visa customers resulted in increased merchandise growth, greater order frequency, and increases in the number of new Visa cardholder accounts.

Financial Services Revenue -  The following table sets forth the components of Financial Services revenue for the nine months ended:

	September 29, 2012	October 1, 2011	Increase (Decrease)	% Change
	(Dollars in Thousands)

Interest and fee income	$222,137	$204,130	$18,007	8.8%
Interest expense	(40,379)	(55,508)	(15,129)	(27.3)
Provision for loan losses	(29,231)	(27,616)	1,615	5.8
Net interest income, net of provision for loan losses	152,527	121,006	31,521	26.0
Non-interest income:
Interchange income	220,388	192,377	28,011	14.6
Other non-interest income	11,075	9,784	1,291	13.2
Total non-interest income	231,463	202,161	29,302	14.5
Less: Customer rewards costs	(135,336)	(109,081)	26,255	24.1
Financial Services revenue	$248,654	$214,086	$34,568	16.1

Financial Services revenue increased $35 million, or 16.1%, for the nine months ended September 29, 2012, compared to the nine months ended October 1, 2011. The increase in interest and fee income of $18 million was due to an increase in credit card loans, partially offset by changes in the mix of credit card loan balances at each interest rate. Interest expense decreased $15 million due to decreases in interest rates. The increases in interchange income of $28 million and customer rewards costs of $26 million were due to an increase in credit card purchases.

The following table sets forth the components of Financial Services revenue as a percentage of average total credit card loans, including any accrued interest and fees, for the nine months ended:

	September 29, 2012	October 1, 2011

Interest and fee income	9.8%	10.1%
Interest expense	(1.8)	(2.7)
Provision for loan losses	(1.3)	(1.4)
Interchange income	9.7	9.5
Other non-interest income	0.5	0.5
Customer rewards costs	(5.9)	(5.4)
Financial Services revenue	11.0%	10.6%

Key statistics reflecting the performance of the Cabela's CLUB Visa program are shown in the following chart for the nine months ended:

	September 29, 2012	October 1, 2011	Increase (Decrease)	% Change
	(Dollars in Thousands Except Average Balance per Account )

Average balance of credit card loans (1)	$3,033,243	$2,687,167	$346,076	12.9%
Average number of active credit card accounts	1,504,545	1,390,768	113,777	8.2
Average balance per active credit card account (1)	$2,016	$1,932	$84	4.3
Net charge-offs on credit card loans (1)	$42,170	$49,026	$(6,856)	(14.0)
Net charge-offs as a percentage of average credit card loans (1)	1.85%	2.43%	(0.58)%
(1) Includes accrued interest and fees

The average balance of credit card loans increased to $3.0 billion, or 12.9%, for the nine months ended September 29, 2012, compared to the nine months ended October 1, 2011, due to an increase in the number of active accounts and the average balance per account.  The average number of active accounts increased to 1.5 million, or 8.2%, compared to the nine months ended October 1, 2011, due to our successful marketing efforts in new account acquisitions. Net charge-offs as a percentage of average credit card loans decreased to 1.85% for the nine months ended September 29, 2012, down 58 basis points compared to the nine months ended October 1, 2011, due to improvements in delinquencies and delinquency roll-rates.  See “Asset Quality of Cabela's CLUB Visa Program” in this report for additional information on trends in delinquencies and non-accrual loans and analysis of our allowance for loan losses.

Other Revenue

Other revenue was $13 million in the nine months ended September 29, 2012, compared to $12 million in the nine months ended October 1, 2011.

Merchandise Gross Profit

Comparisons and analysis of our gross profit on merchandising revenue are presented below for the periods presented:

	Nine Months Ended
	September 29, 2012	October 1, 2011	Increase (Decrease)	% Change
	(Dollars in Thousands)

Merchandise sales	$1,730,252	$1,601,807	$128,445	8.0%
Merchandise gross profit	629,821	563,844	65,977	11.7
Merchandise gross profit as a percentage of merchandise sales	36.4%	35.2%	1.2%

 Merchandise Gross Profit - Our merchandise gross profit increased $66 million, or 11.7%, to $630 million in the nine months ended September 29, 2012, compared to the nine months ended October 1, 2011. The increase in our merchandise gross profit was primarily due to better inventory management, which reduced the need to mark down product, continued improvements in vendor collaboration, an ongoing focus on private label products, and further advancements in price optimization.

Our merchandise gross profit as a percentage of merchandise sales increased 120 basis points in the nine months ended September 29, 2012, compared to the nine months ended October 1, 2011, primarily due to continued improvements in pre-season and in-season inventory management and vendor collaboration which allowed us to avoid significant end of season markdowns as we transitioned from fall to spring merchandise. The increase in our merchandise gross profit as a percentage of merchandise sales was partially offset by an adverse product mix shift due to increased sales of firearms, ammunition, and power sports products, which carry a lower margin.

Selling, Distribution, and Administrative Expenses

Comparisons and analysis of our selling, distribution, and administrative expenses are presented below for the periods presented:

	Nine Months Ended
	September 29, 2012	October 1, 2011	Increase (Decrease)	% Change
	(Dollars in Thousands)

Selling, distribution, and administrative expenses	$719,354	$663,322	$56,032	8.4%
SD&A expenses as a percentage of total revenue	36.1%	36.3%	(0.2)%
Retail store pre-opening costs	$10,330	$7,883	$2,447	31.0

Selling, distribution, and administrative expenses increased $56 million, or 8.4%, in the nine months ended September 29, 2012, compared to the nine months ended October 1, 2011. The most significant factors contributing to the changes in selling, distribution, and administrative expenses in these respective periods included:

•
an increase of $43 million in employee compensation, benefits, and contract labor primarily due to the opening of new retail stores and increases in staff for other retail stores, merchandising and distribution centers, credit card growth support, and general corporate overhead support;

•	an increase of $9 million in building costs and depreciation primarily related to the operations and maintenance of our new and existing retail stores as well as corporate offices;

•	a decrease of $2 million in advertising and direct marketing costs; and

•	an increase of $2 million in equipment and software expense primarily related to new equipment and updates to support operational growth.

Significant changes in our consolidated selling, distribution, and administrative expenses related to specific business segments included the following:

Retail Segment:

•
An increase of $20 million in employee compensation, benefits, and contract labor primarily due to the opening of new retail stores and increases in staff for other retail stores and merchandising teams.

•	An increase of $8 million in building costs primarily related to the operations and maintenance of our new and existing retail stores.

•	An increase of $7 million in advertising and promotional costs related to new and existing retail stores.

Direct Segment:

•
A net decrease of $4 million in advertising and direct marketing costs primarily due to a managed reduction in catalog page count partially offset by increases in Internet related expenses due to our expanded use of digital marketing channels and enhancements to our website.

•	An increase of $1 million in building costs and depreciation primarily related to improvements to our distribution centers.

•	A decrease of $2 million in employee compensation, benefits, and contract labor.

Financial Services Segment:

•	An increase of $6 million in employee compensation, benefits, and contract labor principally for positions added to support the growth of credit card operations.

•	A decrease of $5 million in advertising and promotional costs primarily due to the classification of new account origination costs.

•	An increase of $2 million in fraud losses.

Corporate Overhead, Distribution Centers, and Other:

•	An increase of $19 million in employee compensation, benefits, and contract labor in general corporate and the distribution centers to support operational growth.

•	An increase of $2 million in equipment and software expense primarily related to new equipment and updates to support operational growth.

Impairment and Restructuring Charges

During the nine months ended September 29, 2012, and October 1, 2011, we evaluated the recoverability of certain property, equipment, land held for sale, and economic development bonds. In accordance with accounting guidance on asset valuations, we recognized impairment losses totaling $3.7 million in the nine months ended October 1, 2011.  In the nine months ended October 1, 2011, we incurred charges of $0.8 million for severance and related benefits.  No impairment and restructuring charges were incurred in the nine months ended September 29, 2012. Trends and management projections could change undiscounted cash flows in future periods which could trigger possible future write downs.

Operating Income

Comparisons and analysis of operating income are presented below for the periods presented:

	Nine Months Ended
	September 29, 2012	October 1, 2011	Increase (Decrease)	% Change
	(Dollars in Thousands)

Total operating income	$171,517	$121,685	$49,832	41.0%
Total operating income as a percentage of total revenue	8.6%	6.7%	1.9%

Operating income by business segment:
Retail	$200,889	$154,585	$46,304	30.0
Direct	93,559	104,108	(10,549)	(10.1)
Financial Services	73,508	43,122	30,386	70.5

Operating income as a percentage of segment revenue:
Retail	16.9%	15.1%	1.8%
Direct	17.2	18.0	(0.8)
Financial Services	29.6	20.1	9.5

Operating income increased $50 million, or 41.0%, in the nine months ended September 29, 2012, compared to the nine months ended October 1, 2011, and operating income as a percentage of revenue increased 190 basis points to 8.6% in the nine months ended September 29, 2012. The increases in total operating income and total operating income as a percentage of total revenue were primarily due to increases in revenue from our Retail and Financial Services segments as well as an increase in our merchandise gross profit. These improvements were partially offset by lower revenue from our Direct segment and higher consolidated operating expenses. Selling, distribution, and administrative expenses increased primarily due to increases in comparable and new store costs and related support areas.

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

Reported operating income by segment, and the components of operating income for each segment, were not materially impacted in the nine months ended September 29, 2012, compared to the nine months ended October 1, 2011, by the amendments to the Intercompany Agreement. Fees paid under the Intercompany Agreement by the Financial Services segment to these two segments increased $10 million in the nine months ended September 29, 2012, compared to the nine months ended October 1, 2011; a $12 million increase to the Retail segment and a $2 million decrease to the Direct segment.
Interest (Expense) Income, Net

Interest expense, net of interest income, decreased $2 million to $16 million in the nine months ended September 29, 2012, compared to $18 million in the nine months ended October 1, 2011. Interest expense is accrued on our revolving credit facilities and long-term debt as well as on unrecognized tax benefits.

Other Non-Operating Income, Net

Other non-operating income was $4 million in the nine months ended September 29, 2012, compared to $6 million in the nine months ended October 1, 2011.  This income is primarily from interest earned on our economic development bonds.

Provision for Income Taxes

Our effective tax rate was 33.9% for the nine months ended September 29, 2012, compared to 33.2% for the nine months ended October 1, 2011.  The effective tax rates for both periods differed from our statutory rate primarily due to the mix of taxable income between the United States and foreign tax jurisdictions.

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

The quality of our credit card loan portfolio at any time reflects, among other factors:  1) the creditworthiness of cardholders, 2) general economic conditions, 3) the success of our account management and collection activities, and 4) the life-cycle stage of the portfolio.  During periods of economic weakness, delinquencies and net charge-offs are more likely to increase. We have mitigated periods of economic weakness by selecting a customer base that is very creditworthy.  We use the scores of Fair Isaac Corporation (“FICO”), a widely-used tool for assessing an individual's credit rating, as the primary credit quality indicator. During the second quarter of 2012, the Financial Services segment incorporated a newer version of FICO that utilizes the same factors as the previous scoring model, but is more sensitive to utilization of available credit, delinquencies considered serious and frequent, and maintenance of various types of credit. Management of the Financial Services segment believes the newer version will enable us to improve our risk management decisions. The newer version FICO score resulted in a slightly higher median score of our credit cardholders, which was 793 at September 29, 2012, compared to 788 at December 31, 2011, and 788 at October 1, 2011.

The following table reports delinquencies, including any delinquent non-accrual and restructured credit card loans, as a percentage of our credit card loans, including any accrued interest and fees, in a manner consistent with our monthly external reporting for the periods presented:

	September 29, 2012	December 31, 2011	October 1, 2011
Number of days delinquent:
Greater than 30 days	0.81%	0.87%	0.94%
Greater than 60 days	0.49	0.53	0.55
Greater than 90 days	0.26	0.27	0.27

Delinquencies declined as a result of improvements in the economic environment and our conservative underwriting criteria and active account management.

The table below shows delinquent, non-accrual, and restructured loans as a percentage of our credit card loans, including any accrued interest and fees, at the periods ended:

	September 29, 2012	December 31, 2011	October 1, 2011
Number of days delinquent and still accruing (1):
Greater than 30 days	0.64%	0.64%	0.68%
Greater than 60 days	0.38	0.38	0.39
Greater than 90 days	0.20	0.20	0.20
(1) Excludes non-accrual and restructured loans which are presented below.

Non-accrual	0.19	0.20	0.23
Restructured	1.50	1.91	2.34

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

The following table shows the activity in our allowance for loan losses and charge off activity for the periods presented:

	Three Months Ended		Nine Months Ended
	September 29, 2012	October 1, 2011	September 29, 2012	October 1, 2011
	(Dollars in Thousands)

Balance, beginning of period	$67,050	$77,800	$73,350	$90,900
Provision for loan losses	10,387	11,133	29,231	27,616

Charge-offs	(15,736)	(17,846)	(50,582)	(57,376)
Recoveries	4,049	4,213	13,751	14,160
Net charge-offs	(11,687)	(13,633)	(36,831)	(43,216)
Balance, end of period	$65,750	$75,300	$65,750	$75,300

Net charge-offs on credit card loans	$(11,687)	$(13,633)	$(36,831)	$(43,216)
Charge-offs of accrued interest and fees (recorded as a reduction in interest and fee income)	(1,689)	(1,806)	(5,339)	(5,810)
Total net charge-offs including accrued interest and fees	$(13,376)	$(15,439)	$(42,170)	$(49,026)

Net charge-offs including accrued interest and fees as a percentage of average credit card loans	1.71%	2.23%	1.85%	2.43%

For the nine months ended September 29, 2012, net charge-offs as a percentage of average credit card loans decreased to 1.85%, down 58 basis points compared to 2.43% for the nine months ended October 1, 2011. We believe our charge-off levels remain well below industry averages.  Our net charge-off rates and allowance for loan losses have decreased due to improved outlooks in the quality of our credit card portfolio evidenced by lower delinquencies and delinquency roll-rates and favorable charge-off trends.

Liquidity and Capital Resources

Overview

Our Retail and Direct segments and the Financial Services segment have significantly differing liquidity and capital needs. We believe that we will have sufficient capital available from cash on hand, our revolving credit facility, and other borrowing sources to fund our foreseeable cash requirements and near-term growth plans. At September 29, 2012, December 31, 2011, and October 1, 2011, cash on a consolidated basis totaled $266 million, $305 million, and $81 million, respectively, of which $205 million, $117 million, and $46 million, respectively, was cash at the Financial Services segment which will be utilized to meet this segment's liquidity requirements.  We evaluate the credit markets for certificates of deposit and securitizations to determine the most cost effective source of funds for the Financial Services segment.
As of September 29, 2012, cash and cash equivalents held by our foreign subsidiaries totaled $24 million.  Our intent is to permanently reinvest a portion of these funds outside the United States for capital expansion and to repatriate a portion of these funds. Based on our current projected capital needs and the current amount of cash and cash equivalents held by our foreign subsidiaries, we do not anticipate incurring any material tax costs beyond our accrued tax position in connection with any repatriation, but we may be required to accrue for unanticipated additional tax costs in the future if our expectations or the amount of cash held by our foreign subsidiaries change.

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
Our unsecured $415 million revolving credit facility and unsecured senior notes contain certain financial covenants, including the maintenance of minimum debt coverage, a fixed charge coverage ratio, a leverage ratio, and a minimum consolidated net worth standard. In the event that we failed to comply with these covenants, a default would trigger and all principal and outstanding interest would immediately be due and payable. At September 29, 2012, we were in compliance with all financial covenants under our credit agreements and unsecured notes. We anticipate that we will continue to be in compliance with all financial covenants under our credit agreements and unsecured notes through at least the next 12 months.

Our $15 million Canadian dollars ("CAD") unsecured revolving credit facility is for our operation in Canada and expires June 30, 2013.  The credit facility permits the issuance of up to $5 million CAD in letters of credit, which reduce the overall credit limit available under the credit facility.

We announced in February 2012 our intent to repurchase up to 800,000 shares of our common stock in open market transactions through February 2013 to offset future equity grants. During the nine months ended September 29, 2012, we repurchased 816,057 shares of our common stock, which included 800,000 shares purchased for $29 million pursuant to our stock repurchase program, as well as 16,057 shares withheld (under the terms of grants pursuant to a stock compensation plan) to offset tax withholding obligations upon the vesting and release of certain restricted shares.

Financial Services Segment – The primary cash requirements of the Financial Services segment relate to the financing of credit card loans.  These cash requirements will increase if our credit card originations increase or if our cardholders' balances or spending increase. The Financial Services segment sources operating funds in the ordinary course of business through various financing activities, which include funding obtained from securitization transactions, obtaining brokered and non-brokered certificates of deposit, borrowing under its federal funds purchase agreements, and generating cash from operations. During the nine months ended September 29, 2012, the Financial Services segment issued $155 million in certificates of deposit, renewed its $225 million variable funding facility for an additional year, and completed two $500 million term securitizations.

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
In addition, several rules and regulations have recently been proposed or adopted that may substantially affect issuers of asset-backed securities. The JOBS Act was signed into law on April 5, 2012, and will implement extensive changes to the laws regulating private offerings of securities, including Rule 144A private offerings such as the private offerings of asset-backed securities of the Trust that WFB sponsors. On August 29, 2012, the SEC issued proposed regulations to amend Rule 144A to provide that securities may be offered pursuant to Rule 144A by means of general solicitation or general advertising, including to persons other than qualified institutional buyers, so long as the issuer reasonably believes that each ultimate purchaser is a qualified institutional buyer. The impact that the JOBS Act will have on the securitization market and the Financial Services segment is unclear at this time.

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

On July 26, 2011, the SEC re-proposed certain rules for asset-backed securities offerings which were originally proposed by the SEC on April 7, 2010. If adopted, SEC Regulation AB II would substantially change the disclosure, reporting, and offering process for private offerings of asset-backed securities that rely on the Rule 144A safe harbor, including the Trust's private offerings of asset-backed securities. As currently proposed, SEC Regulation AB II would, among other things, alter the safe harbor standards for private placements of asset-backed securities imposing informational requirements similar to those applicable to registered public offerings. The final form that SEC Regulation AB II may take is uncertain at this time, but it may impact the Financial Services segment's ability and/or desire to sponsor securitization transactions in the future.

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

Operating, Investing, and Financing Activities

The following table presents changes in our cash and cash equivalents for the periods presented:

	Nine Months Ended
	September 29, 2012	October 1, 2011
	(In Thousands)

Net cash provided by operating activities	$57,578	$51,300
Net cash used in investing activities	(260,487)	(687,178)
Net cash provided by financing activities	163,905	580,522

2012 versus 2011

Operating Activities - Cash from operating activities increased $6 million in the nine months ended September 29, 2012, compared to the nine months ended October 1, 2011. Inventories increased $227 million at September 29, 2012, compared to December 31, 2011, while inventories increased $144 million at October 1, 2011, compared to fiscal year end 2010, a net change of $83 million. The increase in inventories in 2012 is primarily due to the addition of new retail stores and a planned initiative to maintain a sufficient level of core inventory on hand for the 2012 hunting and holiday seasons. Comparing the respective periods, there were decreases of $26 million in income taxes receivable and deferred income taxes and $6 million in net credit card loans originated at Cabela's through our Retail and Direct businesses. Offsetting these decreases comparing the respective periods were increases of $57 million in accounts payable and accrued expenses, $33 million in cash generated from operations, and $31 million in accounts receivable and prepaid expenses.

Investing Activities - Cash used in investing activities decreased $427 million in the nine months ended September 29, 2012, compared to the nine months ended October 1, 2011. During the nine months ended October 1, 2011, WFB deposited $505 million in cash in restricted cash accounts compared to a $2 million net decrease during the nine months ended September 29, 2012, a net change of $507 million. In the nine months ended September 29, 2012, WFB disbursed cash on a net basis for credit card loans originated externally at third parties totaling $126 million compared to $90 million in the nine months ended October 1, 2011. Cash paid for property and equipment additions totaled $144 million in the nine months ended September 29, 2012, compared to $95 million in the nine months ended October 1, 2011.  At September 29, 2012, we estimated total capital expenditures for the development, construction, and completion of retail stores, including the purchase of economic development bonds, if any, to approximate $192 million through the next 12 months.  We expect to fund these estimated capital expenditures with cash from operations.

Financing Activities - Cash provided by financing activities decreased $417 million in the nine months ended September 29, 2012, compared to the nine months ended October 1, 2011.  This net change was primarily due to net decreases in time deposits comparing the respective periods, where the Financial Services segment generated $522 million in the nine months ended October 1, 2011, compared to $92 million in the nine months ended September 29, 2012, a decrease of $430 million. During the nine months ended September 29, 2012, we repurchased 800,000 shares of our common stock for $29 million. Offsetting these decreases comparing the respective periods was an increase of $19 million from the secured obligations of the Trust, which totaled $35 million in net repayments for the nine months ended September 29, 2012, compared to $54 million for the nine months ended October 1, 2011. We also had a net increase of $12 million from the exercise of employee stock options in the nine months ended September 29, 2012, compared to the nine months ended October 1, 2011.

The following table presents the borrowing activities of our merchandising business and the Financial Services segment for the periods presented:

	Nine Months Ended
	September 29, 2012	October 1, 2011
	(In Thousands)

Borrowings (repayments) on revolving credit facilities and inventory financing, net	$114,723	$99,973
Secured borrowings (repayments) of the Trust, net	(35,000)	(54,400)
Issuances (repayments) of long-term debt, net of repayments	(8,325)	(171)
Total	$71,398	$45,402

The following table summarizes our availability under the Company's debt and credit facilities, excluding the facilities of the Financial Services segment, at the periods ended:

	September 29, 2012	October 1, 2011
	(In Thousands)

Amounts available for borrowing under credit facilities (1)	$430,000	$365,000
Principal amounts outstanding	(115,000)	(100,000)
Outstanding letters of credit and standby letters of credit	(25,856)	(17,052)
Remaining borrowing capacity, excluding the Financial Services segment facilities	$289,144	$247,948

(1)	Consists of our revolving credit facility of $415 million and $15 million CAD from the credit facility for our operations in Canada.

The Financial Services segment also has total borrowing availability of $85 million under its agreements to borrow federal funds.  At September 29, 2012, the entire $85 million of borrowing capacity was available.

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

In addition, our unsecured senior notes contain various covenants and restrictions that are usual and customary for transactions of this type. Also, the debt agreements contain cross default provisions to other outstanding credit facilities. In the event that we failed to comply with these covenants, a default would trigger and all principal and outstanding interest would immediately be due and payable. At September 29, 2012, we were in compliance with all financial covenants under our credit agreements and unsecured notes.  We anticipate that we will continue to be in compliance with all financial covenants under our credit agreements and unsecured notes through the next 12 months.

Our $15 million CAD unsecured revolving credit facility expires June 30, 2013, and permits the issuance of up to $5 million CAD in letters of credit, which reduces the overall credit limit available under the credit facility.

Economic Development Bonds and Grants

Economic Development Bonds - State or local governments may sell economic development bonds primarily to provide funding for the construction and equipping of our retail stores. In the past, we have primarily been the sole purchaser of these bonds. The payments of principal and interest on the bonds are typically tied to sales, property, or lodging taxes generated from the store and, in some cases, from businesses in the surrounding area. The governmental entity from which we purchase the bonds is not otherwise liable for repayment of principal and interest on the bonds to the extent that the associated taxes are insufficient to pay the bonds. If sufficient tax revenue is not generated by the subject properties, we will not receive scheduled payments and will be unable to realize the full value of the bonds carried on our condensed consolidated balance sheet. At September 29, 2012, December 31, 2011, and October 1, 2011, economic development bonds totaled $93 million, $87 million, and $114 million, respectively.

Grants - We generally have received grant funding in exchange for commitments made by us to the state or local government providing the funding.  The commitments, such as assurance of agreed employment and wage levels at our retail stores or that the retail store will remain open, typically phase out over approximately five to ten years. If we fail to maintain the commitments during the applicable period, the funds we received may have to be repaid or other adverse consequences may arise, which could affect our cash flows and profitability.  At September 29, 2012, December 31, 2011, and October 1, 2011, the total amount of grant funding subject to specific contractual remedies was $7 million, $10 million, and $11 million, respectively.

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

The total amounts and maturities for our credit card securitizations as of September 29, 2012, were as follows:

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

We have been, and will continue to be, particularly reliant on funding from securitization transactions for the Financial Services segment. A failure to renew existing facilities or to add additional capacity on favorable terms as it becomes necessary could increase our financing costs and potentially limit our ability to grow the business of the Financial Services segment. Unfavorable conditions in the asset-backed securities markets generally, including the unavailability of commercial bank liquidity support or credit enhancements, could have a similar effect. During the nine months ended September 29, 2012, the Financial Services segment issued $155 million in certificates of deposit, renewed its $225 million variable funding facility for an additional year, and completed two $500 million term securitizations. We believe that these liquidity sources are sufficient to fund the Financial Services segment's foreseeable cash requirements, including term debt and certificate of deposit maturities, and near-term growth plans.

Furthermore, the securitized credit card loans of the Financial Services segment could experience poor performance, including increased delinquencies and credit losses, lower payment rates, or a decrease in excess spreads below certain thresholds. This could result in a downgrade or withdrawal of the ratings on the outstanding securities issued in the Financial Services segment's securitization transactions, cause “early amortization” of these securities, or result in higher required credit enhancement levels.  Credit card loans performed within established guidelines and no events which could trigger an “early amortization” occurred during the nine months ended September 29, 2012, the year ended December 31, 2011, and the nine months ended October 1, 2011.

Certificates of Deposit

The Financial Services segment utilizes brokered and non-brokered certificates of deposit to partially finance its operating activities.  The Financial Services segment issues certificates of deposit in a minimum amount of one hundred thousand dollars in various maturities.  At September 29, 2012, the Financial Services segment had $1.1 billion of certificates of deposit outstanding with maturities ranging from October 2012 to December 2018 and with a weighted average effective annual fixed rate of 2.29%. This outstanding balance compares to $982 million and $1.0 billion at December 31, 2011, and October 1, 2011, respectively, with weighted average effective annual fixed rates of 2.53% and 2.72%, respectively.

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

Credit Card Limits - The Financial Services segment bears off-balance sheet risk in the normal course of its business. One form of this risk is through the Financial Services segment's commitment to extend credit to cardholders up to the maximum amount of their credit limits. The aggregate of such potential funding requirements totaled $21 billion above existing balances at the end of September 29, 2012. These funding obligations are not included on our condensed consolidated balance sheet.  While the Financial Services segment has not experienced, and does not anticipate that it will experience, a significant draw down of unfunded credit lines by its cardholders, such an event would create a cash need at the Financial Services segment which likely could not be met by our available cash and funding sources. The Financial Services segment has the right to reduce or cancel these available lines of credit at any time.

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

The table below shows the mix of our credit card account balances as a percentage of total balances outstanding at the periods ended:

	September 29, 2012	December 31, 2011	October 1, 2011

Balances carrying an interest rate based upon various interest rate indices	65.2%	61.7%	65.3%
Balances carrying an interest rate of 9.99%	3.7	4.1	3.6
Balances carrying a promotional interest rate of 0.00%	0.2	0.2	0.2
Balances not carrying interest because the previous month balance was paid in full	30.9	34.0	30.9
	100.0%	100.0%	100.0%

Charges on the credit cards issued by the Financial Services segment were priced at a margin over various defined lending rates.  No interest is charged if the account is paid in full within 25 days of the billing cycle, which represented 30.9% of total balances outstanding at September 29, 2012.  Some of the zero percentage promotion expenses are passed through to the merchandise vendors for each specific promotion offered.

Management has performed several interest rate risk analyses to measure the effects of the timing of the repricing of our interest sensitive assets and liabilities. Based on these analyses, we believe that an immediate decrease of 50 basis points, or 0.5%, in LIBOR interest charged to customers and on our cost of funds would cause a pre-tax decrease to earnings of $2 million for the Financial Services segment over the next twelve months.

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

In connection with this quarterly report on Form 10-Q, our Chief Executive Officer and Chief Financial Officer evaluated, with the participation of our management, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on management's evaluation, our Chief Executive Officer and Chief Financial Officer each concluded that our disclosure controls and procedures were effective as of September 29, 2012.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended September 29, 2012, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
There have been no material changes from the risk factors disclosed in the “Risk Factors” section of our Annual Report on Form 10-K for the fiscal year ended December 31, 2011, and in Part II, Item 1A, of our Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2012.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

On August 23, 2011, the Company's Board of Directors authorized a share repurchase program that provides for share repurchases on an ongoing basis to offset dilution resulting from equity awards under the Company's current or future equity compensation plans. As a result, the Company announced on February 16, 2012, that it would repurchase up to 800,000 shares of its common stock in open market transactions through February 2013. This repurchase plan for 800,000 shares was completed in the second quarter of 2012.

The following table shows the stock repurchase activity of the Company for each of the three fiscal months in the third fiscal quarter ended September 29, 2012:

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet be Purchased Under Publicly Announced Plans or Programs

July 1 through July 28, 2012 (1)	16,057	$38.25	16,057	—
July 29 through September 1, 2012	—	—	—	—
September 2 through September 29, 2012	—	—	—	—
Total	16,057	$38.25	16,057

(1)
Reflects 16,057 shares of common stock withheld (under the terms of grants pursuant to a stock compensation plan) to offset tax withholding obligations upon the vesting and release of restricted shares on July 7, 2012.

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

CABELA'S INCORPORATED

Dated:	October 25, 2012	By:	/s/ Thomas L. Millner
Thomas L. Millner
President and Chief Executive Officer

Dated:	October 25, 2012	By:	/s/ Ralph W. Castner
Ralph W. Castner
Executive Vice President and Chief Financial Officer

Exhibit Index

Exhibit Number	Description

31.1	Certification of CEO Pursuant to Rule 13a-14(a) under the Exchange Act

31.2	Certification of CFO Pursuant to Rule 13a-14(a) under the Exchange Act

32.1	Certifications Pursuant to 18 U.S.C. Section 1350

101.INS*	XBRL Instance Document	Furnished with this report.

101.SCH*	XBRL Taxonomy Extension Schema Document	Submitted electronically with this report.

101.CAL*	XBRL Taxonomy Calculation Linkbase Document	Submitted electronically with this report.

101.LAB*	XBRL Taxonomy Label Linkbase Document	Submitted electronically with this report.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document	Submitted electronically with this report.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document	Submitted electronically with this report.
* As provided in Rule 406T of Regulation S-T, these interactive data files are furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.