Form 10-K
period 2012-12-29
CABELAS INC
filed 2013-02-20
CIK 1267130

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

Form 10-K
_________________
(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 29, 2012
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The aggregate market value of the voting common equity held by non-affiliates of the registrant was approximately $1,540,238,195 as of June 29, 2012 (the last business day of the registrant’s most recently completed second fiscal quarter), based upon the closing price of the registrant’s Class A Common Stock on that date as reported on the New York Stock Exchange.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.
Common stock, $0.01 par value: 70,056,514 shares as of February 11, 2013.

DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the registrant’s definitive Proxy Statement for the 2013 Annual Meeting of Shareholders are incorporated by reference into Part III of this Form 10-K to the extent stated herein.

Special Note Regarding Forward-Looking Statements

This report contains “forward-looking statements” that are based on our beliefs, assumptions, and expectations of future events, taking into account the information currently available to us.  All statements other than statements of current or historical fact contained in this report are forward-looking statements within the meaning of the Private Securities Litigation Reform Act.  The words “believe,” “may,” “should,” “anticipate,” “estimate,” “expect,” “intend,” “objective,” “seek,” “plan,” and similar statements are intended to identify forward-looking statements.  Forward-looking statements involve risks and uncertainties that may cause our actual results, performance, or financial condition to differ materially from the expectations of future results, performance, or financial condition we express or imply in any forward-looking statements.  These risks and uncertainties include, but are not limited to:

•	the state of the economy and the level of discretionary consumer spending, including changes in consumer preferences and demographic trends;

•	adverse changes in the capital and credit markets or the availability of capital and credit;

•	our ability to successfully execute our omni-channel strategy;

•	increasing competition in the outdoor sporting goods industry and for credit card products and reward programs;

•	the cost of our products, including increases in fuel prices;

•	the availability of our products due to political or financial instability in countries where the goods we sell are manufactured;

•	supply and delivery shortages or interruptions, and other interruptions or disruptions to our systems, processes, or controls, caused by system changes or other factors;

•	increased or adverse government regulations, including regulations relating to firearms and ammunition;

•	our ability to protect our brand, intellectual property, and reputation;

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

CABELA’S INCORPORATED
FORM 10-K
FOR THE FISCAL YEAR ENDED DECEMBER 29, 2012

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
Retail Business
At the end of 2012, we operated 40 retail stores, 37 stores in 24 states and three stores in Canada. During 2012, we opened six retail stores - Wichita, Kansas; Tulalip, Washington; Saskatoon, Saskatchewan, Canada; Charleston, West Virginia; Rogers, Arkansas; and, on October 4, 2012, our first Outpost store in Union Gap, Washington. The opening of these retail stores increased our total retail square footage to 5.1 million square feet at the end of 2012, up 9.8% over 2011. Our Retail segment generated revenue of $1.8 billion in 2012, representing 66.5% of total revenue combined from our Retail and Direct businesses.
Customer Relations. In order to better serve our customers, we continue to advance our efforts to offer customers integrated opportunities to access and use our retail store, Internet channels, and catalog. Customer service venues include in-store pick-up for Internet website orders, in-store Internet kiosks, and catalog order desks. Our in-store kiosks provide our customers access to our entire inventory assortment, allowing customers to place orders for items that may be out of stock in our retail stores or to purchase items only available on our Internet site. Our in-store pick-up program allows customers to order products through our catalogs and Internet site and have them delivered to the retail store of their choice without incurring shipping costs, increasing foot traffic in our stores. Conversely, our retail stores introduce customers to our Internet and catalog channels. Our omni-channel model employs the same merchandising team, distribution centers, customer database, and infrastructure, which we intend to further leverage by building on the strengths of each channel.
Retail Store Formats. Our retail store concept is designed to appeal to customers from a broad geographic and demographic range. Our retail stores range in size from 40,000 to 246,000 square feet. Our large-format retail stores ("legacy" stores) are 150,000 square feet or larger and provide a tourist-type setting, often attracting the construction and development of hotels, restaurants, and other retail establishments in areas adjacent to these stores.
Our next-generation store format, with more standardized store sizes, expedites store development time and allows us to pursue the best retail locations, is adaptable to more markets, improves time to market, and allows us to be more efficient in our operations by reducing our capital investment requirements and increasing sales per square foot. Our next-generation stores range in size from approximately 70,000 to 100,000 square feet. Our next-generation store format improves our return on invested capital and better serves our customers by providing shopper-friendly layouts with regionalized product mixes, concept shops, and new product displays and fixtures with enhanced features. The exterior of our next-generation stores reflects our traditional store model.
We have also developed a new "Outpost" store format due to the success of our next-generation stores. Our new Outpost store format will be approximately 40,000 square feet in size and have a "core-flex" merchandise strategy (selected core assortment of products and flexible seasonal merchandise). Our Outpost store format will allow us to effectively serve smaller markets with a large concentration of Cabela's customers and is in addition to our next-generation format. We opened our first Outpost store on October 4, 2012, in Union Gap, Washington, with results exceeding our expectations.

Retail Store Expansion Strategy. Enhancing our retail store efficiencies and taking the necessary steps to improve our financial performance are high priorities in our strategic planning. We focus new-store growth where we are strongest with new stores strategically sized to match their markets. We continually review our previously announced stores to reconfirm our expectations based on what we have learned over the past year. The next-generation stores generate more profit per square foot compared to the legacy store base and allow us to enter additional markets. We opened six retail stores during 2012, compared to three in 2011, bringing our total retail store square footage to 5.1 million square feet, an increase of 9.8% compared to the end of 2011.
We have also announced plans to open additional retail stores as follows:

•
in 2013, seven next-generation stores located in Columbus, Ohio; Grandville, Michigan; Louisville, Kentucky; Green Bay, Wisconsin; Thornton, Colorado; Lone Tree, Colorado; and Regina, Saskatchewan, Canada; as well as two Outpost stores located in Saginaw, Michigan; and Waco, Texas; and

•	in 2014, five next-generation stores located in Christiana, Delaware; Greenville, South Carolina; Anchorage, Alaska; Woodbury, Minnesota; and Bristol, Virginia.
We will be relocating our existing 44,000 square foot Winnipeg, Manitoba, store in the second quarter of 2013 to a more desirable location and increasing the size to 70,000 square feet. We have also announced plans to open an Outpost store in Kalispell, Montana, at a date yet to be determined. Looking to 2013, we expect to increase retail square footage up to 13% over 2012, as well as generate an increase in profit per square foot compared to the legacy store base, with the planned openings of these next-generation and Outpost stores.
Store Locations and Ownership. Of our 40 retail stores, we own 31, with two stores subject to ground leases. However, in connection with some of the economic development packages received from state or local governments where our stores are located, we have entered into agreements granting ownership of the taxidermy, diorama, or other portions of our stores to these state and local governments. Refer to Item 2 – “Properties” for additional information on our stores.
Direct Business
The Direct segment sells products through our e-commerce websites (Cabelas.com and Cabelas.ca) and direct mail catalogs. Our Direct segment generated revenue of $931 million in 2012, representing 33.5% of total revenue combined from our Retail and Direct businesses.
Direct Business Marketing. We market our products through our website and print catalog distributions. We recognize that the catalog business is mature and that mobile marketing and social networking are having an increasingly important focus for us. With new technologies, we believe mobile marketing and social networking will build our brand, build our customer databases, and enhance the management of contacts with our customers. Our website is a cost-effective medium designed to offer a convenient, highly visual, user-friendly, and secure online shopping option for new and existing customers. In addition to the ability to order the same products available in our catalogs, our website gives customers the ability to review product information, purchase gift certificates, research general information on the outdoor lifestyle and outdoor activities, purchase rare and highly specialized merchandise, and choose from other services we provide.
Our digital transformation continues with efforts around enhancing our Internet website to support the Direct business.  Cabelas.com continues to be the most visited website in the sporting goods industry according to Hitwise, Inc., an online measurement company.  The amount of traffic now coming through mobile devices is growing significantly.  As a result, we continue to utilize best-in-class technology to improve our customers' digital shopping experience and build on the advances we have made to capitalize on the variety of ways customers are shopping at Cabela's today.  We have seen early successes in our social marketing initiatives and now have over 2.2 million fans on Facebook.  Our omni-channel marketing efforts are resulting in increased customer engagement across multiple channels and a more consistent experience across all channels. Our goal is to create a digital presence that mirrors our customers' in-store shopping experience. Also in January 2013, we opened an office in Westminster, Colorado, to attract high quality talent to improve our website, social media, and mobile applications.
We use our customer database to ensure that customers receive catalogs matching their merchandise preferences, to identify new customers, and to cross-sell merchandise to existing customers. Many of our customers read and browse our catalogs, but purchase merchandise and services through our website and retail stores. We use the catalogs to prompt customers to go to retail stores and the Internet or to our call centers to place orders directly. We also utilize our marketing knowledge base to determine optimal circulation strategies to control our catalog costs while continuing to grow our merchandising business.

Catalog Distributions. We have been marketing our products through our print catalog distributions to our customers and potential customers for over 50 years. We believe that our catalog distributions have been one of the primary drivers of the growth of our brand over the years and serve as an important marketing tool for our Retail business. In 2012, we mailed more than 132 million catalogs to all 50 states and to more than 175 countries and territories. Our master catalogs offer a broad range of products while our specialty and micro-season catalogs offer products focused on one outdoor activity, such as fly fishing, archery, or waterfowl, or one product category, such as women’s clothing.

Our direct marketing processes have been heavily driven via the catalog production cycle and most of our current marketing efforts are event based and heavily focused towards print media. Changing to a more customer centric focus will allow us to better exploit on-line engagement opportunities, embrace new marketing strategies, and bring synergies to the Internet channel which inherently has quick-to-market attributes that we have not fully capitalized on. Our goal is to continue to fine tune our catalogs, as well as the number of pages and product mix in each, in order to improve the profitability of each title. We want to create steady, profitable growth in our direct channels, while reducing marketing expenses and significantly increasing the percentage of market share we capture through the Internet.

Financial Services Business

Through our wholly-owned bank subsidiary, World’s Foremost Bank ("WFB," "Financial Services segment," or "Cabela's CLUB"), we issue and manage the Cabela’s CLUB Visa credit card, a rewards based credit card program. We believe the Cabela’s CLUB Visa credit card loyalty rewards program is an effective vehicle for strengthening our relationships with our customers, enhancing our brand name, and increasing our merchandise revenue. Our rewards program is a simple loyalty program that allows customers to earn points whenever and wherever they use their Cabela’s CLUB Visa credit card and then redeem earned points for products and services at our retail stores or through our Direct business. Our rewards program is integrated into our store point-of-sale system. Our customers are informed of their number of accumulated points when making purchases at our stores or ordering through our Direct business. The percentage of our merchandise sold to customers using the Cabela’s CLUB Visa credit card, including the redemption of points, approximated 29% for 2012. The primary purpose of our Financial Services segment is to provide customers with a rewards program that will enhance revenue, profitability, and customer loyalty in our Retail and Direct businesses.

Our bank subsidiary is a Federal Deposit Insurance Corporation ("FDIC") insured, special purpose, Nebraska state-chartered bank. Our bank’s charter limits us to issuing consumer credit cards and certificates of deposit of one hundred thousand dollars or more. Our bank does not accept demand deposits or make non-credit card loans. During 2012, we had an average of 1,537,209 active credit card accounts with an average balance of $2,014 compared to an average of 1,416,887 active credit card accounts with an average balance of $1,937 during 2011.

Cabela's CLUB Marketing. We have a low cost, efficient, and tailored credit card marketing program that leverages the Cabela’s brand name. We market the Cabela’s CLUB Visa credit card through a number of channels, including retail stores, inbound telemarketing, catalogs, and the Internet. Our customers can apply for the Cabela's CLUB Visa credit card at our retail stores and website through our instant credit process and, if approved, receive reward points available for use on merchandise purchases the same day. When a customer’s application is approved through the retail store instant credit process, the customer’s new credit card is produced and given to the customer immediately thereafter. Maintaining the growth of our credit card program, while continuing to underwrite high-quality customers, actively manage our credit card delinquencies and charge-offs, and provide exclusive experiences is key to the successful performance of our Financial Services segment. The growth of Cabela's CLUB program is dependent, in part, on the success of our Retail and Direct businesses to generate additional sales and to attract additional Financial Services customers.

Underwriting and Credit Criteria. We underwrite high-quality credit customers and have historically maintained attractive credit statistics compared to industry averages. The scores of Fair Isaac Corporation (“FICO”) are a widely-used tool for assessing a person’s credit rating. During the second quarter of 2012, the Financial Services segment incorporated a newer version of FICO that utilizes the same factors as the previous scoring model, but is more sensitive to utilization of available credit, delinquencies considered serious and frequent, and maintenance of various types of credit. Management of the Financial Services segment believes the newer version will enable us to improve our risk management decisions. The newer version FICO score resulted in a slightly higher median score of our credit cardholders, which was 793 at the end of 2012 compared to 788 at the end of 2011. We believe the median FICO scores of our cardholders are well above the industry average. Our charge-offs as a percentage of total outstanding balances were 1.87% in 2012, which we believe is well below the 2012 industry average.

The table below presents data on the performance of our credit card portfolio comparing the last three years and illustrates the high credit quality of our credit card portfolio. The following table shows delinquencies, including any delinquent non-accrual and restructured credit card loans, and charge-offs, including any accrued interest and fees, as a percentage of our average credit card loans:

	2012	2011	2010

Delinquencies greater than 30 days	0.72%	0.87%	1.13%
Gross charge-offs	2.46	3.03	4.88
Charge-offs, net of recoveries	1.87	2.35	4.23
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

The following table sets forth the percentage of our merchandise revenue contributed by major product categories for our Retail and Direct segments and in total for the last three years.

	Retail			Direct			Total
	2012	2011	2010	2012	2011	2010	2012	2011	2010
Product Category:
Hunting Equipment	49.5%	45.7%	44.5%	37.1%	33.4%	33.7%	45.3%	41.1%	40.2%
General Outdoors	28.7	30.7	31.5	32.0	32.7	32.9	29.8	31.5	32.1
Clothing and Footwear	21.8	23.6	24.0	30.9	33.9	33.4	24.9	27.4	27.7
Total	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
Hunting Equipment. The hunting equipment merchandise category includes a wide variety of firearms, ammunition, optics, archery products, and related accessories and supplies. We provide equipment, accessories, and consumable supplies for almost every type of hunting and sport shooting. Our hunting equipment products are supported by in-house services such as gun bore sighting, scope mounting, and bow tuning to serve the complete needs of our customers.

General Outdoors. The general outdoors merchandise category includes a full range of equipment and accessories supporting all outdoor activities, including all types of fishing and tackle products, boats and marine equipment, camping gear and equipment, food preparation and outdoor cooking products, all-terrain vehicles and accessories for automobiles and all-terrain vehicles, and gifts and home furnishings. We provide products for fresh water fishing, fly-fishing, salt water fishing, and ice-fishing. In addition, we feature a wide selection of electronics, boats and accessories, canoes, kayaks, and other flotation accessories. We provide a diverse selection of camping gear and equipment for various experience levels of outdoor enthusiasts and offer a full range of equipment and accessories supporting other outdoor activities, including food preparation, outdoor cooking, travel, and outdoor living. Our gifts merchandise includes games, food assortments, books, jewelry, and art with outdoor themes. Home furnishings merchandise includes furnishings and accents with outdoor themes for the home and cabin.
 Clothing and Footwear. The clothing and footwear merchandise category includes fieldwear apparel and footwear, sportswear apparel and footwear including technical gear for the active outdoor enthusiast, apparel and footwear for the casual customer, and workwear products.

Cabela’s Branded Products. In addition to national brands, we offer our exclusive Cabela’s branded merchandise. We have a significant penetration of Cabela’s branded merchandise in casual apparel and footwear as well as in selected hard goods categories such as camping, fishing, and optics. Where possible, we seek to protect our Cabela’s branded products by applying for trademark or patent protection for these products. Our Cabela’s branded products typically generate higher gross profit margins compared to our other branded products. In 2012, our Cabela’s branded merchandise accounted for approximately 30% of our merchandise revenue. By having an appropriate mix of Cabela’s branded and other branded merchandise, we strive to meet the expectations and needs of our customers and expand the recognition of the Cabela’s brand.

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
Our digital transformation continues with efforts around enhancing our Internet website to support the Direct business.  Cabelas.com continues to be the most visited website in the sporting goods industry according to Hitwise, Inc., an online measurement company.  The amount of traffic now coming through mobile devices is growing significantly.  As a result, we continue to utilize best-in-class technology to improve our customers' digital shopping experience and build on the advances we have made to capitalize on the variety of ways customers are shopping Cabela's today.  We have seen early successes in our social marketing initiatives and now have over 2.2 million fans on Facebook.  Our omni-channel marketing efforts are resulting in increased customer engagement across multiple channels and a more consistent experience across all channels.
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

We believe that we compete effectively with our competitors on the basis of our wide and distinctive merchandise selection, our strong credit card loyalty rewards program for our customers, the superior customer service we offer our customers, and the quality associated with the Cabela’s brand, as well as our commitment to understanding and providing merchandise that is relevant to our targeted customer base. We cater to the outdoor enthusiast and the casual customer, and believe we have an appealing and inspiring store environment. We also believe that our omni-channel model enhances our ability to compete by allowing our customers to choose the most convenient medium to interact and transact with us. This model also allows us to reach a broader audience in existing and new markets and to continue to build on our internationally recognized Cabela’s brand.

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

Distribution and Fulfillment

We operate distribution centers located in Sidney, Nebraska; Prairie du Chien, Wisconsin; Wheeling, West Virginia; and Winnipeg, Manitoba, Canada. These distribution centers comprise over 3 million square feet of warehouse space for our retail store replenishment and Direct business activities. We ship merchandise to our Direct business customers via United Parcel Service, Canada Post, and the United States Postal Service. We use common carriers and typically deliver inventory two to three times per week for replenishment of our retail stores. We also operate a small merchandise return center in Oshkosh, Nebraska.

Information Technology Systems

Our information technology and operational systems manage our Retail, Direct, and Financial Services businesses. These systems are designed to process customer orders, track customer data and demographics, order, monitor, and maintain sufficient amounts of inventory, facilitate vendor transactions, and provide financial reporting. We continually evaluate, modify, and update our information technology systems supporting the supply chain, including our design, sourcing, merchandise planning, forecasting and purchase order, inventory, distribution, transportation, and price management systems. We continue to make modifications to our technology that will involve updating or replacing certain systems with successor systems, including improvements to our systems for omni-channel merchandise and financial planning, e-commerce, and customer relationship management.

Employees

At the end of 2012, we employed 15,200 employees - 6,900 of whom were employed full-time. We use part-time and temporary workers to supplement our labor force at peak times during our third and fourth quarters. None of our employees are represented by a labor union or are party to a collective bargaining agreement. We have not experienced any work stoppages and consider our relationship with our employees to be good.

Seasonality

We experience seasonal fluctuations in our revenue and operating results. Due to buying patterns around the holidays and the opening of hunting seasons, our merchandise revenue is traditionally higher in the third and fourth quarters than in the first and second quarters, and we typically earn a disproportionate share of our operating income in the fourth quarter. Because of our retail store expansion, and fixed costs associated with retail stores, our quarterly operating income may be further impacted by these seasonal fluctuations. We anticipate our sales will continue to be seasonal in nature. Refer to Note 26 to our consolidated financial statements for financial information by quarter for 2012 and 2011.

Government Regulation

Regulation of World's Foremost Bank. WFB, our wholly-owned bank subsidiary, is a Nebraska state-chartered bank with deposits insured by the Bank Insurance Fund of the FDIC. WFB is subject to comprehensive regulation and periodic examination by the Nebraska Department of Banking and Finance and the FDIC. WFB does not qualify as a “bank” under the Bank Holding Company Act of 1956, as amended, (“BHCA”), because it is in compliance with a credit card bank exception from the BHCA. On July 21, 2010, the Reform Act was signed into law. The Reform Act has made extensive changes to the laws regulating financial services firms and credit rating agencies and requires significant rule-making. In addition, the legislation mandates multiple studies which could result in additional legislative or regulatory action. The Reform Act does not eliminate the exception from the definition of “bank” under the BHCA for credit card banks, such as WFB. However, as directed by the Reform Act, the United States Government Accountability Office released a report on January 20, 2012, that examines the potential implications of eliminating certain exceptions under the BHCA, including the exception for credit card banks. It is unclear whether this report will lead to any additional legislative or regulatory action. If the credit card bank exception were eliminated or modified, we may be required to divest our ownership of WFB unless we were willing and able to become a bank holding company under the BHCA. Any such forced divestiture may materially adversely affect our business and results of operations. In addition, the Reform Act established a new independent Consumer Financial Protection Bureau (the “Bureau”) which has broad rulemaking, supervisory, and enforcement authority over consumer products, including credit cards. The Reform Act will also affect a number of significant changes relating to asset-backed securities, including additional oversight and regulation of credit rating agencies and additional reporting and disclosure requirements. See “Risk Factors - The Dodd-Frank Wall Street Reform and Consumer Protection Act may impact the practices of our Financial Services segment and could have a material adverse effect on our results of operations” and “Management's Discussion and Analysis of Financial Condition and Results of Operations - Developments in Legislation and Regulation.”

There are various federal and Nebraska laws and regulations relating to minimum regulatory capital requirements and requirements concerning the payment of dividends from net profits or surplus, restrictions governing transactions between an insured depository institution and its affiliates, and general federal and Nebraska regulatory oversight to prevent unsafe or unsound practices. At the end of 2012, WFB met the requirements for a "well-capitalized" institution, the highest of the Federal Deposit Insurance Corporation Improvement Act's five capital ratio levels. A "well-capitalized" classification should not necessarily be viewed as describing the condition or future prospects of a depository institution, including WFB. In addition, at the end of 2012, the most recent notification from the FDIC categorized WFB as "well-capitalized" under the regulatory framework for prompt corrective action. We may be required to invest additional capital in WFB for WFB to remain "well-capitalized." See “Risk Factors - We may have to reallocate capital from our Retail and Direct businesses to meet the capital needs of our Financial Services segment, which could alter our retail store expansion program.”
The consumer lending activities of WFB are subject to regulation under various federal and state laws. We spend significant amounts of time ensuring we are in compliance with these laws and work with our service providers to ensure that actions they take in connection with services they perform for us are also in compliance with these laws. Depending on the underlying issue and applicable law, regulators are authorized to impose penalties for violations of these statutes and, in some cases, to order WFB to compensate borrowers. In 2012, the Bureau, acting in conjunction with the FDIC and other agencies, announced its first high-profile enforcement actions against credit card issuers for deceptive marketing and other illegal practices related to the advertising of ancillary products, collection practices and other matters.  By these recent public enforcement actions, the Bureau and the FDIC have signaled a heightened scrutiny of credit card issuers.  We anticipate increased activity by regulators in pursuing consumer protection claims going forward. Borrowers may also have a private right of action to bring actions for some violations. Federal bankruptcy and state debtor relief and collection laws also affect the ability of our bank subsidiary to collect outstanding balances owed by borrowers.
Several rules and regulations have recently been proposed or adopted by the Securities and Exchange Commission ("SEC") that may substantially affect issuers of asset-backed securities. It remains to be seen whether and to what extent any final rules adopted by the SEC will impact our bank subsidiary and its ability and willingness to continue to rely on the securitization market for funding. See “Risks Factors - We may experience limited availability of financing or variation in funding costs for our Financial Services segment, which could limit growth of the business and decrease our profitability," “Risks Factors - The Dodd-Frank Wall Street Reform and Consumer Protection Act may impact the practices of our Financial Services segment and could have a material adverse effect on our results of operations” and “Management's Discussion and Analysis of Financial Condition and Results of Operations - Developments in Legislation and Regulation.”

Taxation Applicable to Us. We pay applicable corporate income, franchise, sales, and other taxes to states in which our retail stores are physically located. As we open more retail stores, we will be subject to tax in an increasing number of state and local taxing jurisdictions.

Other Regulations Applicable to Us. We must comply with federal, state, and local regulations, including the federal Brady Handgun Violence Prevention Act, which require us, as a federal firearms licensee, to perform a pre-sale background check of purchasers of hunting rifles and other firearms.

We also are subject to a variety of state laws and regulations relating to, among other things, advertising, pricing, product safety, and product restrictions. Some of these laws prohibit or limit the sale, in certain states and locations, of certain items we offer, such as firearms, black powder firearms, ammunition, bows, knives, and similar products. State and local government regulation of hunting can also affect our business.
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
Our Retail, Direct, and Financial Services businesses are dependent upon the integrity, security, and consistent operations of our information technology systems. We rely heavily on our information technology systems to manage and replenish inventory, to take customer orders, to deliver products to our customers in an efficient manner, to collect payments from our customers, and to provide accurate financial data and reporting for our business. Any disruption to or failure of our information technology systems may have a material adverse effect on our business or results of operations. We also expect to continue to make significant technology investments in the coming years, which are key to our business. There are inherent risks associated with these system changes, and we may be unable to successfully implement these system changes. Our failure to successfully implement these system changes could have a material adverse effect on our business or results of operations. Additionally, there is no assurance that successful implementation of these system changes will deliver value to us.

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

During 2012, our Direct business accounted for 33.5% of the total revenue in our Retail and Direct businesses. Our Direct business is subject to a number of risks and uncertainties, some of which are beyond our control, including:

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

Our vendors and the products and services they provide include the following:

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

•	telephone companies to provide telephone service to our in-house customer care centers;

•	communications providers to provide our Internet users with access to our website and a website hosting service provider to host and manage our website;

•	software providers to provide software and related services to run our operating systems for our Retail and Direct businesses; and

•	third-party card processors, such as First Data Resources, to provide processing for Cabela's CLUB Visa transactions.

We cannot predict when, or the extent to which, we will experience any disruption in the supply of products and services from our vendors. Any such disruption could have an adverse impact on our revenue and profitability.

Any disruption in these services could have a negative impact on our ability to market and sell our products, and serve our customers. Our ten largest trade vendors collectively represented approximately 17% of our total merchandise purchases in 2012. If we are unable to acquire suitable merchandise or lose one or more key vendors, we may not be able to offer products that are important to our merchandise assortment. We also are subject to risks, such as the price and availability of raw materials and fabrics, labor disputes, union organizing activity, strikes, inclement weather, natural disasters, war and terrorism, and adverse general economic and political conditions that might limit our vendors' ability to provide us with quality merchandise on a timely basis. We have no contractual arrangements providing for continued supply from our key vendors and our vendors may discontinue selling to us at any time. We may not be able to develop relationships with new vendors, and products from alternative sources, if any, may be of a lesser quality and more expensive than those we currently purchase. Any delay or failure in offering products to our customers could have a material adverse impact on our revenue and profitability. We also rely on our vendors to comply with our social responsibility program, and the failure of a vendor to comply with our social responsibility program could harm our brand or cause us to terminate a vendor prior to securing an alternative source for the terminated vendor's products or services. In addition, if the cost of fuel rises, the cost to deliver merchandise to the customers of our Direct business and from our distribution centers to our retail stores may rise which could have a material adverse impact on our profitability.
Political and economic uncertainty and unrest in foreign countries where our merchandise vendors are located and trade restrictions upon imports from these foreign countries could adversely affect our ability to source merchandise and operating results.

In 2012, over 60% of our private label merchandise was imported directly from vendors located in foreign countries, with a substantial portion of the imported merchandise being obtained directly from vendors located in China, Mexico, and various Far East, Asian, and European countries. In addition, we believe that a significant portion of our other vendors obtain their products from foreign countries that may also be subject to political and economic uncertainty. We are subject to risks and uncertainties associated with changing economic and political conditions in foreign countries where our vendors are located, such as:

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

We experience seasonal fluctuations in our revenue and operating results. Historically, we have realized a significant portion of our revenue and earnings for the year in the fourth quarter. In 2012 and 2011, respectively, we generated 36.0% and 35.0% of our revenue, and 39.2% and 49.0% of our net income, in the fourth quarter. We incur significant additional expenses in the fourth quarter due to higher customer purchase volumes and increased staffing. If we miscalculate the demand for our products generally or for our product mix during the fourth quarter, our revenue could decline, which would harm our financial performance. In addition, abnormally warm weather conditions during the fourth quarter can reduce sales of many of the products normally sold during this time period and inclement weather can reduce store traffic or cause us to temporarily close stores causing a reduction in revenue. Because a substantial portion of our operating income is derived from our fourth quarter revenue, a shortfall in expected fourth quarter revenue would cause our annual operating results to suffer significantly.

If we lose key management or are unable to attract and retain the talent required for our business, our operating results could suffer.

Our future success depends to a significant degree on the skills, experience, and efforts of our senior executive management and merchandising teams. With the exception of our Chairman, Richard N. Cabela, and our Vice Chairmen, James W. Cabela and Dennis Highby, none of our senior management has employment agreements other than our Management Change of Control Severance Agreements. We do not carry key-man life insurance on any of our executives or key management personnel. In addition, our corporate headquarters is located in a sparsely populated rural area which may make it difficult to attract and retain qualified individuals for key management positions. The loss of the services of any of these individuals or the inability to attract and retain qualified individuals for our key management positions could cause our operating results to suffer.
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

We currently rely on distribution centers in Sidney, Nebraska; Prairie du Chien, Wisconsin; Wheeling, West Virginia; and Winnipeg, Manitoba, Canada, to handle our distribution needs. We operate a return center in Oshkosh, Nebraska; and our Wheeling, West Virginia, distribution center also processes returns. Any natural disaster or other serious disruption to these centers due to fire, tornado, or any other calamity could damage a significant portion of our inventory and materially impair our ability to adequately stock our retail stores, deliver merchandise to customers, and process returns to vendors and could result in lost revenue, increased costs, and reduced profits.
We do not collect sales taxes in some jurisdictions, which could result in substantial tax liabilities and cause our future Direct business sales to decrease.
An increasing number of states have considered or adopted laws that attempt to impose tax collection obligations on out-of-state retailers. We believe that these initiatives are inconsistent with the United States Supreme Court's holding that states, absent congressional legislation, may not impose tax collection obligations on out-of-state direct marketers unless the out-of-state direct marketer has nexus with the state. A successful assertion by one or more states requiring us to collect taxes where we do not do so could result in substantial tax liabilities, including for past sales, as well as penalties and interest. The imposition by state governments of sales tax collection obligations on out-of-state direct marketers who participate in Internet commerce could also create additional administrative burdens for us, put us at a competitive disadvantage if they do not impose similar obligations on our competitors, and decrease our future Direct sales, which could have a material adverse impact on our business and results of operations.

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
We may incur costs from litigation relating to products that we sell, particularly tree stands, firearms, and ammunition, which could adversely affect our revenue and profitability.
We may incur damages due to lawsuits relating to products we sell, including lawsuits relating to tree stands, firearms, and ammunition. We may incur losses due to lawsuits, including potential class actions, relating to our performance of background checks on firearms purchases and compliance with other sales laws as mandated by state and federal law. We may also incur losses from lawsuits relating to the improper use of firearms or ammunition sold by us, including lawsuits by municipalities or other organizations attempting to recover costs from manufacturers and retailers of firearms and ammunition. Our insurance coverage and the insurance provided by our vendors for certain products they sell to us may be inadequate to cover claims and liabilities related to products that we sell. In addition, claims or lawsuits related to products that we sell, or the unavailability of insurance for product liability claims, could result in the elimination of these products from our product line, thereby reducing revenue. If one or more successful claims against us are not covered by or exceed our insurance coverage, or if insurance coverage is no longer available, our available working capital may be impaired and our operating results could be materially adversely affected. Even unsuccessful claims could result in the expenditure of funds and management time and could have a negative impact on our profitability and on future premiums we would be required to pay on our insurance policies.
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

Current and future government regulation may negatively impact the demand for our products and our ability to conduct our business.
Federal, state, and local laws and regulations can affect our business and the demand for products. These laws and regulations include:

•	FTC regulations governing the manner in which orders may be solicited and prescribing other obligations in fulfilling orders and consummating sales;

•
state or federal laws and regulations or executive orders that prohibit or limit the sale of certain items we offer such as firearms, black powder firearms, ammunition, bows, knives, and similar products;

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

Changes in these laws and regulations or additional regulation, particularly new laws or increased regulations regarding sales and ownership of firearms and ammunition, could cause the demand for and sales of our products to decrease and could materially adversely impact our revenue and profitability. Moreover, complying with increased or changed regulations could cause our operating expenses to increase.
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
Risks Related to Our Financial Services Business

We may experience limited availability of financing or variation in funding costs for our Financial Services segment, which could limit growth of the business and decrease our profitability.

Our Financial Services segment requires a significant amount of cash to operate. These cash requirements will increase if our credit card originations increase or if our cardholders' balances or spending increase. Historically, we have relied upon external financing sources to fund these operations, and we intend to continue to access external sources to fund our growth. A number of factors such as our financial results, changes within our organization, disruptions in the capital markets, increased competition in the deposit markets, our corporate and regulatory structure, interest rate fluctuations, general economic conditions, possible negative credit ratings affecting our asset-backed securities, and accounting and regulatory changes and relations could make such financing more difficult or impossible to obtain or more expensive. In addition, several rules and regulations have recently been proposed by the SEC that may substantially affect issuers of asset-backed securities. We have been and will continue to be particularly reliant on funding from securitization transactions for our Financial Services segment. Securitization funding sources include both variable funding facilities and fixed and floating rate term securitizations. A failure to renew these facilities, to resecuritize the term securitizations as they mature, or to add additional term securitizations and variable funding facilities on favorable terms as it becomes necessary could increase our financing costs and potentially limit our ability to grow our Financial Services segment. In addition, the ability of our Financial Services segment to engage in securitization transactions on favorable terms or at all could be adversely affected by disruptions in the capital markets or other events, which could adversely affect our business and cause our Financial Services segment to lose an important source of capital.
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
Our current funding strategy also includes a continued reliance on certificates of deposit to help fund growth and maturing securitizations. If there is an increase in other financial institutions relying on the certificates of deposit market for liquidity and funding, competition in the deposits market may increase. In addition, FDIC deposit insurance coverage may be reduced. Either of these events could result in less funds available or funds at unattractive rates. In addition to the non-brokered certificates of deposit market to fund growth and maturing securitizations, we have access to the brokered certificates of deposit market through multiple financial institutions for liquidity and funding purposes. Our ability to issue certificates of deposit is reliant on our current regulatory capital levels. If WFB were to be classified as an "adequately-capitalized" bank, we would be required to obtain a waiver from the FDIC in order to continue to issue certificates of deposit and would be limited to what interest rate we can pay on deposits. At the end of 2012, WFB met the requirements for a "well-capitalized" institution, the highest of the Federal Deposit Insurance Corporation Improvement Act's five capital ratio levels.

We may have to reallocate capital from our Retail and Direct businesses to meet the capital needs of our Financial Services segment, which could alter our retail store expansion program.

WFB must satisfy the capital maintenance requirements of government regulators and its agreement with Visa U.S.A., Inc. ("Visa"). Although WFB satisfied the requirements for the "well-capitalized" classification under the regulatory framework for prompt corrective action at the end of 2012, no assurances can be given that WFB will continue to satisfy such requirements. A variety of factors could cause the capital requirements of WFB to exceed our ability to generate capital internally or from third party sources. For example, government regulators or Visa could unilaterally increase their minimum capital requirements. On June 7, 2012, the FDIC and the other federal banking agencies announced they are seeking comment on proposed rules that would revise and replace the agencies' current capital rules. Among other things, the proposed rules would revise the agencies' prompt corrective action framework by introducing a common equity tier 1 capital requirement and a higher minimum tier 1 capital requirement. In addition, the proposed rules include a supplementary leverage ratio for depository institutions subject to the advanced approaches capital rules. Also, we have significant potential obligations in the form of the unused credit lines of our cardholders. At the end of 2012, these unfunded amounts totaled approximately $21 billion. Draws on these lines of credit could materially exceed predicted line usage. If WFB ceases to qualify as well-capitalized or if a new common equity tier 1 capital requirement and a higher minimum tier 1 capital requirement are adopted, WFB would become subject to regulatory restrictions that could materially adversely affect its liquidity, cost of funds, and ability to conduct normal operations. If WFB's capital requirements were to increase, we may have to contribute capital to WFB, which may require us to raise additional debt or equity capital and/or divert capital from our Retail and Direct businesses, which in turn could significantly alter our retail store expansion strategy.
It may be difficult to sustain the historical growth and profitability of our Financial Services segment, and we will be subject to various risks as we attempt to grow the business.

We may not be able to retain existing cardholders, grow account balances, or attract new cardholders and the profits from our Financial Services segment could decline, for a variety of reasons, many of which are beyond our control, including:

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

•
operational risk related to our ability to acquire the necessary operational and organizational infrastructure, manage expenses as we expand, and recruit management and operations personnel with the experience to run an increasingly complex and highly-regulated business; and

•
the credit card industry is highly competitive with increased use of advertising, target marketing, reward programs, mobile payment solutions, and pricing competition in interest rates and cardholder fees as both traditional and new credit card issuers seek to expand or to enter the market and compete for customers.

Economic downturns and social and other factors could cause our credit card charge-offs and delinquencies to increase, or credit card balances to decrease, which would decrease our profitability.

The general economic environment may worsen, unemployment may continue to remain high, the housing market may continue to be depressed, and consumer credit availability may decrease. The ability and willingness of cardholders to pay could be adversely affected, which would increase delinquencies and charge-offs. In addition, if economic conditions deteriorate, the number of transactions and average purchase amount of transactions on the credit card accounts may be reduced, which would reduce the revenue of our Financial Services segment. A variety of social and other factors also may cause changes in credit card use, payment patterns, and the rate of defaults by cardholders. These social factors include changes in consumer confidence levels, the public's perception of the use of credit cards, changing attitudes about incurring debt, and the stigma of personal bankruptcy. Our underwriting criteria and portfolio management, product design, and collection operations may be insufficient to protect the growth and profitability of our Financial Services segment during a sustained period of economic downturn or recession or a material shift in social attitudes, and may be insufficient to protect against these additional negative factors.

The performance of our Financial Services segment may be negatively affected by the performance of our merchandising businesses.

Negative developments in our Retail and Direct businesses could affect our ability to grow or maintain our Financial Services segment. We believe our ability to maintain cardholders and attract new cardholders is highly correlated with customer loyalty to our merchandising businesses and to the strength of the Cabela's brand. In addition, transactions on cardholder accounts produce loyalty points which the cardholder may apply to future purchases from us. Adverse changes in the desirability of products we sell, negative trends in retail customer service and satisfaction, or the termination or modification of the loyalty program could have a negative impact on the ability of Cabela's CLUB to grow its account base.
Our Financial Services segment faces the risk of a complex and changing regulatory and legal environment.
Our Financial Services segment operates in a heavily regulated industry and is therefore subject to a wide array of banking and consumer lending laws and regulations. Failure to comply with banking and consumer lending laws and regulations could result in financial, structural, and operational penalties being imposed. In addition, as a Visa member bank, WFB must comply with rules and regulations imposed by Visa. For example, WFB and Cabela's could be fined by Visa for failing to comply with Visa's data security standards.
The Dodd-Frank Wall Street Reform and Consumer Protection Act may impact the practices of our Financial Services segment and could have a material adverse effect on our results of operations.
 In July 2010, the Reform Act was signed into law.  The Reform Act, as well as other legislative and regulatory changes, could have a significant impact on us by, for example, requiring the Financial Services segment to change its business practices, imposing additional costs on the Financial Services segment, limiting fees the Financial Services segment can charge for services, impacting the value of the Financial Services segment and its assets, or otherwise adversely affecting the Financial Services segment's business.  A description of the Reform Act and other legislative and regulatory developments is contained in “Management's Discussion and Analysis of Financial Condition and Results of Operations - Developments in Legislation and Regulation.”
As directed by the Reform Act, the United States Government Accountability Office released a report on January 20, 2012, that examines the potential implications of eliminating certain exceptions under the BHCA, including the exception for credit card banks. It is unclear whether this report will lead to any additional legislative or regulatory action. If the credit card bank exception were eliminated or modified, we may be required to divest our ownership of WFB unless we were willing and able to become a bank holding company under the BHCA. Any such forced divestiture may materially adversely affect our business and results of operations.
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
The Reform Act will also likely result in increased scrutiny and oversight of consumer financial services and products, including credit cards, primarily through the establishment of the Consumer Financial Protection Bureau (the "Bureau") within the Federal Reserve.  The Bureau has broad rulemaking and enforcement authority over providers of credit, savings, and payment services and products.  The Bureau also has rulemaking and interpretive authority under existing and future consumer financial services laws and supervisory, examination, and enforcement authority over institutions subject to its jurisdiction.  In 2012, the Bureau, acting in conjunction with the FDIC and other agencies, announced its first high-profile enforcement actions against credit card issuers for deceptive marketing and other illegal practices related to the advertising of ancillary products, collection practices and other matters.  By these recent public enforcement actions, the Bureau and the FDIC have signaled a heightened scrutiny of credit card issuers.  We anticipate increased activity by regulators in pursuing consumer protection claims going forward. State officials are authorized to enforce consumer protection rules issued by the Bureau.
Many provisions of the Reform Act require the adoption of rules to implement.  In addition, the Reform Act mandates multiple studies, which could result in additional legislative or regulatory action.  The effect of the Reform Act and its implementing regulations on the Financial Services segment's business and operations could be significant.  In addition, we may be required to invest significant management time and resources to address the various provisions of the Reform Act and the numerous regulations that are required to be issued under it. The Reform Act, any related legislation, and any implementing regulations could have a material adverse effect on our business, results of operations, and financial condition.

Changes in interest rates could have a negative impact on our earnings.

In connection with our Financial Services segment, we borrow money from institutions and accept funds by issuing brokered and non-brokered certificates of deposit and secured borrowings, which we then lend to cardholders. We earn interest on the cardholders' account balances, and pay interest on the certificates of deposit and borrowings we use to fund those loans. Changes in these two interest rates affect the value of the assets and liabilities of our Financial Services segment. If the rate of interest we pay on borrowings increases more (or more rapidly) than the rate of interest we earn on loans, our net interest income, and therefore our earnings, could fall. Our earnings could also be materially adversely affected if the rates on our credit card account balances fall more quickly than those on our borrowings. In the event interest rates rise, the spread between the interest rate we pay on our borrowings and the fees we earn from these accounts may change and our profitability may be materially adversely affected. In addition, approximately 33% of our cardholders did not have a balance on their credit card accounts at the end of 2012. No interest is earned if the account is paid in full within 25 days of the billing cycle, but we do earn other fees from these accounts such as Visa interchange fees.
Credit card industry litigation and regulation could adversely impact the amount of revenue our Financial Services segment generates from interchange fees.
Our Financial Services segment faces possible risk from the outcomes of certain credit card industry litigation and potential regulation of interchange fees. For example, a number of entities, each purporting to represent a class of retail merchants, have sued Visa and several member banks, and other credit card associations, alleging, among other things, that Visa and its member banks have violated United States antitrust laws by conspiring to fix the level of interchange fees. On July 13, 2012, the parties to this litigation announced that they had entered into a memorandum of understanding, which subject to certain conditions, including court approval, obligates the parties to enter into a settlement agreement to resolve the claims brought by the class members. On November 9, 2012, the settlement received preliminary court approval. The settlement agreement requires, among other things, (i) the distribution to class merchants of an amount equal to 10 basis points of default interchange across all credit rate categories for a period of eight consecutive months, which otherwise would have been paid to issuers like WFB, (ii) Visa to change its rules to allow merchants to charge a surcharge on credit card transactions subject to a cap, and (iii) Visa to meet with merchant buying groups that seek to negotiate interchange rates collectively. We have recorded a liability of $12.5 million as of December 29, 2012, related to the proposed settlement as a reduction of interchange income in the Financial Services segment. To date, we have not been named as a defendant in any credit card industry lawsuits. Moreover, the amount of interchange fees that are charged to merchants could be capped or limited by credit card industry regulation. If the interchange fees that are charged to merchants are reduced as a result of the interchange lawsuits or regulation, the financial condition and results of operations of our Financial Services segment may be negatively impacted.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

At the end of 2012, in addition to our retail stores, we also operated our corporate headquarters, administrative offices, four distribution centers, a merchandise return center, and five customer care centers. All of these properties are owned except as noted in the following table, which also provides information regarding the general location, use, and approximate size of our principal non-retail properties:

Property	Location	Total Square Footage	Segment That Uses Property

Distribution Center	Sidney, Nebraska	761,000	Other
Distribution Center	Prairie du Chien, Wisconsin	1,055,000	Other
Distribution Center (1)	Wheeling, West Virginia	1,165,000	Other
Distribution Center (1)	Winnipeg, Manitoba	150,000	Other
Total for Distribution Centers		3,131,000

Corporate Headquarters	Sidney, Nebraska	294,000	Retail, Direct and Other
Customer Care Center and Administrative Offices	Sidney, Nebraska	94,000	Retail, Direct and Other
Customer Care Center and Administrative Offices	Kearney, Nebraska	151,000	Retail and Direct
Customer Care Center and Administrative Offices	Winnipeg, Manitoba	96,000	Retail and Direct
Customer Care Center (1)	Grand Island, Nebraska	12,000	Direct
Customer Care Center	North Platte, Nebraska	12,000	Direct
Merchandise Return Center	Oshkosh, Nebraska	52,000	Other
Retail Store Concept Center (1)	Sidney, Nebraska	37,000	Retail
Customer Care Center, Bank Operations, and Administrative Offices	Lincoln, Nebraska	116,000	Direct, Financial Services and Other
Data Information Center (1)	Papillion, Nebraska	16,000	Retail, Direct, Financial Services and Other
Marketing and Information Technology Center (2)	Westminster, Colorado	12,000	Retail, Direct and Other

(1)	Leased property.

(2)	Leased property. We occupied this facility in the first quarter of 2013.

All of our retail stores are owned except as noted in the following table, which shows our stores located in the United States and Canada, and the approximate retail total square footage of each retail store by type of format used in our Retail segment:

		Number of Stores and Total Square Footage by Store Format (1)
		Legacy		Next-Generation		Outpost
Location	Total No. of Stores	No.	Sq. Footage	No.	Sq. Footage	No.	Sq. Footage	Total Sq. Footage

United States (24 states) (2)	37	27	4,155,000	9	783,000	1	40,000	4,978,000

Canada (3 provinces) (3)	3	1	44,000	2	120,000	—	—	164,000

Totals	40	28	4,199,000	11	903,000	1	40,000	5,142,000

(1)
Legacy stores refer to our older stores opened in May 2008 or earlier or our large-format traditional retail stores that typically are 150,000 square feet or larger. Our next-generation store format ranges in size from approximately 70,000 to 100,000 square feet. The exterior of our next-generation stores reflects our traditional store model. Our Outpost store format is approximately 40,000 square feet and has a "core-flex" merchandise strategy (selected core assortment of products and flexible seasonal merchandise).

(2)
Leased stores are located in Boise, Idaho; Grand Junction, Colorado; Hazelwood, Missouri; Scarborough, Maine; Springfield, Oregon; and Tulalip, Washington; and we have ground leases for our stores in East Hartford, Connecticut, and Union Gap, Washington.

(3)	Leased stores are located in Edmonton, Alberta, Winnipeg, Manitoba, and Saskatoon, Saskatchewan.
Also, in connection with some of the economic development packages received from state or local governments where our stores are located, we have entered into agreements granting ownership of the taxidermy, diorama, or other portions of our stores to these state and local governments. At December 29, 2012, the total net book value of our property and equipment was $1.0 billion and we believe that our properties and equipment were suitable for their intended use.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Price Range of Common Stock

Our common stock began trading on June 25, 2004, on the New York Stock Exchange under the symbol “CAB”. Prior to that date, there was no public market for our common stock. As of February 11, 2013, there were 862 holders of record of our common stock. This does not include persons who hold our common stock in nominee or “street name” accounts through brokers or banks.

The following table sets forth, for the fiscal quarters indicated, the high and low sales prices per share of our common stock as reported on the New York Stock Exchange:

	2012		2011
	High	Low	High	Low

First Quarter	$39.80	$23.65	$31.19	$21.59
Second Quarter	41.61	33.10	28.91	22.26
Third Quarter	55.65	37.06	28.70	19.95
Fourth Quarter	56.78	38.44	26.73	19.66
Issuer Purchases of Equity Securities

On August 23, 2011, our Board of Directors authorized a share repurchase program that provides for share repurchases on an ongoing basis to offset dilution resulting from equity awards under our current or future equity compensation plans. These shares are to be repurchased from time to time in open market transactions or privately negotiated transactions at our discretion, subject to market conditions, customary blackout periods, and other factors. As a result, we announced on February 16, 2012, that we would repurchase up to 800,000 shares of our common stock in open market transactions through February 2013. This repurchase plan for 800,000 shares was completed in the second quarter of 2012. We did not engage in any stock repurchase activity in any of the three fiscal months in the fourth fiscal quarter ended December 29, 2012.

We announced on February 14, 2013, that we intend to repurchase up to 750,000 shares of our outstanding common stock in open market transactions through February 2014 pursuant to this share repurchase program. The share repurchase program does not obligate us to repurchase any outstanding shares of our common stock, and the program may be limited or terminated at any time.

Stock Performance Graph

The following stock performance graph and table show Cabela’s cumulative total shareholder return on a semi-annual basis for the five fiscal years ended December 29, 2012. The graph and table also show the cumulative total returns of the Standard and Poor’s (“S&P”) 500 Retailing Index and the S&P 500 Index. The graph and table assume that $100 was invested on December 28, 2007.

	Dec 28, 2007	Jun 28, 2008	Dec 27, 2008	Jun 27, 2009	Jan 2, 2010	Jul 3, 2010	Jan 1, 2011	Jul 1, 2011	Dec 30, 2011	Jun 29, 2012	Dec 28, 2012

Cabela’s Inc.	$100	$75	$44	$82	$96	$91	$147	$188	$172	$255	$275
S&P Retailing Index	100	88	66	94	100	94	124	132	128	150	156
S&P 500	100	86	59	69	75	69	85	91	85	92	95
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

ITEM 6. SELECTED FINANCIAL DATA

	Fiscal Year (1)
	2012	2011	2010	2009	2008
Operations Data:	(In Thousands Except Earnings per Share)
Revenue:
Merchandise sales	$2,778,903	$2,505,733	$2,412,486	$2,447,635	$2,380,655
Financial Services revenue	319,399	291,746	227,675	171,414	158,971
Other revenue	14,380	13,687	23,081	13,191	13,095
Total revenue	3,112,682	2,811,166	2,663,242	2,632,240	2,552,721
Total cost of revenue	1,769,798	1,613,249	1,575,449	1,602,621	1,540,214
Selling, distribution, and administrative expenses	1,046,861	954,125	895,405	870,147	865,684
Impairment and restructuring charges	20,324	12,244	5,626	66,794	5,784
Operating income	275,699	231,548	186,762	92,678	141,039
Interest expense, net	(20,123)	(24,427)	(27,442)	(23,109)	(29,658)
Other non-operating income, net	6,138	7,346	7,360	6,955	6,854
Income before provision for income taxes	261,714	214,467	166,680	76,524	118,235
Provision for income taxes	88,201	71,847	54,521	26,907	41,831
Net income	$173,513	$142,620	$112,159	$49,617	$76,404

Earnings per basic share	$2.48	$2.06	$1.65	$0.74	$1.15
Earnings per diluted share	$2.42	$2.00	$1.62	$0.74	$1.14

Selected Balance Sheet Data:
Cash and cash equivalents (2)	$288,750	$304,679	$136,419	$582,185	$410,104
Working capital (2) (3)	3,159,678	2,491,591	1,747,124	619,354	573,410
Total assets (3)	5,748,163	5,133,771	4,531,179	2,491,885	2,396,066
Total debt excluding Financial Services segment	336,535	344,922	345,152	348,279	380,031
Total debt of Financial Services segment (3) (4)	3,200,518	2,844,813	2,496,651	476,664	486,199
Total stockholders’ equity	1,375,979	1,181,316	1,024,548	984,421	913,705

Other Data:
Depreciation and amortization	$79,269	$71,343	$69,872	$70,566	$64,673
Property and equipment additions	$230,009	$120,739	$79,720	$49,817	$54,934
Retail square footage	5,142	4,682	4,409	4,333	4,253

(1)	Fiscal years are based on the 52-53 week period ending on the Saturday closest to December 31. Fiscal 2012, 2011, 2010, and 2008 each consisted of 52 weeks and fiscal 2009 consisted of 53 weeks.

(2)
Includes amounts for the Financial Services segment totaling $91 million, $117 million, $82 million, $371 million, and $402 million at years ended 2012, 2011, 2010, 2009, and 2008, respectively. Our ability to use this cash for non-banking operations, including its use as working capital for our Retail or Direct businesses, or for retail store expansion, is limited by regulatory restrictions.

(3)
Amounts for 2012, 2011, and 2010 include assets and liabilities resulting from the consolidation of the Cabela's Master Credit Card Trust and related entities (collectively referred to as the “Trust”) related to a change in accounting principle. Accordingly, effective January 3, 2010, total assets and liabilities increased $2.15 billion and $2.25 billion, respectively, and retained earnings and other comprehensive income decreased $93 million, after tax. Prior to this change in accounting principle, the securitizations issued by the Trust qualified for sales treatment under generally accepted accounting principles and, therefore, the Trust was excluded from the Company's consolidated financial statements.

(4)
Amounts include time deposits and short-term borrowings of the Financial Services segment, and for 2012, 2011, and 2010, amounts also include the secured variable funding obligations and secured long-term obligations of the Trust.

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
Cabela’s®
We are a leading specialty retailer, and the world’s largest direct marketer, of hunting, fishing, camping, and related outdoor merchandise. We provide a quality service to our customers who enjoy an outdoor lifestyle by supplying outdoor products through our omni-channel retail business consisting of our Retail and Direct segments. As of the end of 2012, our Retail business segment consisted of 40 stores, including the six stores that we opened during 2012 in:
•Wichita, Kansas, on March 14, 2012,
•Tulalip, Washington, on April 19, 2012,
•Saskatoon, Saskatchewan, Canada, on May 10, 2012,
•Charleston, West Virginia, on August 9, 2012,
•Rogers, Arkansas, on August 30, 2012, and
•our first Outpost store in Union Gap, Washington, on October 4, 2012.

We have 37 stores located in the United States and three in Canada with total retail square footage of 5.1 million square feet at the end of 2012. Our Direct business segment is comprised of our highly acclaimed Internet website and supplemented by our catalog distributions as a selling and marketing tool.

World's Foremost Bank ("WFB", "Financial Services segment", or "Cabela's CLUB") also plays an integral role in supporting our merchandising business.  The Financial Services segment is comprised of our credit card services which reinforces our strong brand and strengthens our customer loyalty through our credit card loyalty programs.

Fiscal 2012 Executive Overview

			Increase (Decrease)	% Change
	2012	2011
	(Dollars in Thousands Except Earnings Per Diluted Share)
Revenue:
Retail	$1,849,582	$1,550,442	$299,140	19.3%
Direct	930,943	956,834	(25,891)	(2.7)
Total	2,780,525	2,507,276	273,249	10.9
Financial Services	319,399	291,746	27,653	9.5
Other revenue	12,758	12,144	614	5.1
Total revenue	$3,112,682	$2,811,166	$301,516	10.7

Operating income	$275,699	$231,548	$44,151	19.1

Net income	$173,513	$142,620	$30,893	21.7

Earnings per diluted share	$2.42	$2.00	$0.42	21.0

Revenues for 2012 totaled $3.1 billion, an increase of $302 million, or 10.7%, over 2011. Total merchandise sales increased $273 million, or 10.9%, in 2012 compared to 2011. The net increase in total merchandise sales comparing 2012 to 2011 was primarily due to:

•	a net increase of $195 million in revenue from new retail stores, and

•	an increase of $102 million, or 6.9%, in comparable store sales, led by an increase in sales in the hunting equipment product category.
These increases were partially offset by a decrease of $26 million in Direct revenue, primarily due to a decrease in the clothing and footwear product category.
Financial Services revenue increased $28 million, or 9.5%, in 2012 compared to 2011 due to lower interest expense and increases in interest income and interchange income, partially offset by higher customer reward costs due to an increase in credit card purchases. Interchange income in 2012 was reduced by $12.5 million pursuant to the proposed settlement regarding the Visa litigation.
Operating income for 2012 increased $44 million, or 19.1%, compared to 2011, and operating income as a percentage of revenue increased 70 basis points to 8.9% in 2012 compared to 8.2% in 2011.  These increases in total operating income and total operating income as a percentage of total revenue were primarily due to increases in revenue from our Retail and Financial Services segments as well as an increase in our merchandise gross profit. These increases were partially offset by lower revenue from our Direct business segment, higher consolidated operating expenses, and higher impairment losses primarily related to land held for sale. Selling, distribution, and administrative expenses were higher due to increases in comparable and new store costs and related support areas.

Cabela's 2012 Vision

During 2012, we assessed our progress on our 2012 Vision. Looking at our current strategic initiatives, we evaluated what was successful, what we could have done better, and what lessons we have learned in the past three years. Throughout 2012, management confirmed that these strategic initiatives are the key areas to maintain our focus for improvement, and we have therefore continued to emphasize these key financial metrics: merchandise gross margin, Retail segment operating margin, total revenue growth, retail expansion, and growth of our Cabela's CLUB Visa loyalty program. Improvements in these metrics have led to an increase in our return on invested capital, an important measure of how effectively we have deployed capital in our operations in generating cash flows. Increases in our return on invested capital, on an after-tax basis, indicate improvements in our use of capital, thereby creating value in our Company.

Achievements on our 2012 Vision follow:

•
Focus on Core Customers: Improve customer experiences – every customer, every interaction, every day. Use the product expertise we have developed over the years, along with a focused understanding of our core customers, to improve customer loyalty, enhance brand awareness, and offer the best possible assortment of products in every merchandise category.

As we focus on our core customers, we are targeting marketing efforts that are directed to different customer interests by improving our modeling methodologies.  We are also using historic sales information to select and size markets while focusing on areas with large concentrations of core customers.

We offer our customers integrated opportunities to access and use our retail store, Internet, and catalog channels. Our in-store pick-up program allows customers to order products through our catalogs, Internet site, and store kiosks and have them delivered to the retail store of their choice without incurring shipping costs, thereby helping to increase foot traffic in our stores. Conversely, our expanding retail stores introduce customers to our Internet and catalog channels. We are capitalizing on our omni-channel model by building on the strengths of each channel, primarily through improvements in our merchandise planning system. This system, along with our replenishment system, allows us to identify the correct product mix in each of our retail stores, and also helps maintain the proper inventory levels to satisfy customer demand in both our Retail and Direct business channels, and to improve our distribution efficiencies. In addition, free shipping offered to our Cabela's CLUB Visa customers, which started in the last half of June 2012 and continued through the last six months of 2012, resulted in increased merchandise sales, greater order frequency, and increases in the number of new Visa cardholder accounts. We intend to concentrate more resources behind these efforts to help drive improvements to the customer shopping experience even more quickly.

•
Improve Merchandise Performance: Improve margins and minimize unproductive inventory by focusing on vendor performance, assortment planning, and inventory management. Optimizing merchandise performance allows us to maximize margins, which requires detailed preseason planning, as well as in-season monitoring of sales and management of inventory.

Our efforts continue in detailed pre-season planning, in-season monitoring of sales, and management of inventory to focus product assortment on our core customer base. We also continue to work with vendors to negotiate the best prices on products and to manage inventory levels, as well as to ensure vendors deliver all products and services as expected. As a result, our merchandise gross margin as a percentage of merchandise revenue increased 70 basis points to 36.3% in 2012 compared to 35.6% in 2011. This increase was primarily attributable to improved in-season and pre-season merchandise inventory planning, improvements in vendor collaboration, an ongoing focus of private label products, and improvements in price optimization to ensure we are pricing correctly in the marketplace. The increase in our merchandise gross profit as a percentage of merchandise sales was partially offset by an adverse product mix shift due to increased sales of firearms and ammunition, which carry a lower margin.

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
Comparing Retail segment results for 2012 to 2011:

•	operating income increased $82 million, or 31.2%,

•	operating income as a percentage of Retail segment revenue increased 170 basis points to 18.7%, and

•	comparable store sales increased 6.9%.

•
Retail Expansion: Capitalize on our brand strength by developing a profitable retail expansion strategy focused on site locations and appropriate sized stores in our top markets. Increase our retail presence across the United States and Canada by developing a profitable retail expansion strategy that considers site location and the strategic size for each store in its given market.

We opened five retail stores during 2012 in the next-generation store format. We also opened our first Outpost store in Union Gap, Washington, on October 4, 2012, with store results exceeding our expectations. Our total retail store square footage at the end of 2012 was 5.1 million square feet, an increase of 9.8% compared to the end of 2011. Our next-generation store format improves our return on invested capital and better serves our customers by providing shopper-friendly layouts with regionalized product mixes, concept shops, and new product displays and fixtures with enhanced features. Our new Outpost store format will be approximately 40,000 square feet in size and have a "core-flex" merchandise strategy (selected core assortment of products and flexible seasonal merchandise) that will allow us to effectively serve smaller markets with a large concentration of Cabela's customers and is in addition to our next-generation format. The new store formats are more productive and generate higher returns which will help to increase our return on invested capital.

We have also announced plans to open additional retail stores as follows:

•
in 2013, seven next-generation stores located in Columbus, Ohio; Grandville, Michigan; Louisville, Kentucky; Green Bay, Wisconsin; Thornton, Colorado; Lone Tree, Colorado; and Regina, Saskatchewan, Canada; as well as two Outpost stores located in Saginaw, Michigan; and Waco, Texas; and

•	in 2014, five next-generation stores located in Christiana, Delaware; Greenville, South Carolina; Anchorage, Alaska; Woodbury, Minnesota; and Bristol, Virginia.

We will be relocating our existing 44,000 square foot Winnipeg, Manitoba, store in the second quarter of 2013 to a more desirable location and increasing the size to 70,000 square feet. We have also announced plans to open an Outpost store in Kalispell, Montana, at a date yet to be determined. Looking to 2013, we expect to increase retail square footage up to 13% over 2012, as well as generate an increased profit per square foot compared to the legacy store base, with the planned openings of these next-generation and Outpost stores.

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

We are adapting our marketing activities to capitalize on the changes in the way our customers want to shop. As such, we are focusing on improving our customers' digital shopping experiences on Cabelas.com and via mobile devices. Our marketing focus will continue to be on developing a seamless omni-channel experience for our customers regardless of their transaction channel. Our digital transformation continues with efforts around enhancing our Internet website to support the Direct business.  Cabelas.com continues to be the most visited website in the sporting goods industry according to Hitwise, Inc., an online measurement company.  The amount of traffic now coming through mobile devices is growing significantly.  As a result, we continue to utilize best-in-class technology to improve our customers' digital shopping experience and build on the advances we have made to capitalize on the variety of ways customers are shopping at Cabela's today.  We have seen early successes in our social marketing initiatives and now have over 2.2 million fans on Facebook.  Our omni-channel marketing efforts are resulting in increases in new customers, as well as customer engagement across multiple channels with a consistent experience across all channels.

In 2012, we realized improvements in Internet traffic, growth in multi-channel customers, and very early progress in our print to digital transformation. We have developed a multi-year approach to reverse the down trend in our Direct segment and transform our 51 year old legacy catalog business into an omni-channel enterprise supporting transformation to digital, e-commerce, and mobile while optimizing the customer experience with our growing retail footprint. We are in the very early stages of this effort. Near term efforts have been focusing on our print-to-digital transformation and testing targeted shipping offers.

Comparing Direct segment results for 2012 to 2011:

•	revenue decreased $26 million, or 2.7%,

•	operating income decreased $17 million to $155 million, and

•	operating income as a percentage of Direct segment revenue decreased 130 basis points to 16.7%.
The free shipping offer to our Cabela's CLUB Visa customers, which started in the last half of June 2012 and continued through the last six months of 2012, resulted in increased merchandise sales. However, the decrease in sales in clothing and footwear, and a decrease in revenue from our catalog and call centers, offset the sales increase from our Cabela's CLUB Visa free shipping promotion.

•
Growth of Cabela's CLUB: Our goal is to continue to attract new cardholders through our Retail and Direct businesses. We want to increase the amount of merchandise or services customers purchase with their CLUB Visa cards while maintaining the profitability of Cabela's CLUB and preserving customer loyalty by providing exclusive experiences, and offering vendor promotions and partnership programs to best serve our customers' needs and give us brand exposure.

Cabela's CLUB continues to manage credit card delinquencies and charge-offs below industry average by adhering to our conservative underwriting criteria and active account management. Our number of average active accounts increased 8.5% to 1.5 million compared to 2011. Financial Services revenue increased $28 million, or 9.5%, in 2012 compared to 2011. In 2012, the Financial Services segment issued $156 million in certificates of deposit, renewed its $225 million variable funding facility for an additional year, and completed two $500 million term securitizations that will mature in February and June of 2017.

Our New Vision

Over our history, we have established name recognition and a quality brand that is renowned and respected in the outdoor industry. Two vital components of our corporate strategy are our core purpose and our core values. Our core purpose states, "We passionately serve people who enjoy the outdoor lifestyle by delivering innovation, quality, and value in our products and services." Our core values - "superior customer service," "quality products and services," "integrity and honesty," "respect for individuals," and "excellence in performance" - are our foundation for how we operate our business on a daily basis. Our core purpose and core values have served us well and these core statements will not change.

After evaluating the progress on our 2012 Vision, management put into place Cabela's future strategic plan. We decided that our new vision will not be time bound. We wanted a vision statement that can relate to our outfitters today and something that we can continue to strive towards. Our new vision is below.

"Our Vision is to be the best omni-channel retail company in the world by creating intense customer loyalty for our outdoor brand. This loyalty will be created through two pillars of excellence: highly engaged outfitters and shareholders who support our short and long term goals."

We will focus on these areas to achieve our new vision:

•	Intensify Customer Loyalty. We will deepen our customer relationships, aggressively serve current and developing market segments, and increase our innovation in Cabela's products and services.

•	Grow Profitably and Sustainably. Through sustaining and adapting our culture, we will continuously seek ways to improve profitability and increase revenue in all business segments.

•	Enhance Technology Capability. We will implement a strategic technology road map, streamline our systems, and accelerate customer-facing technologies.

•	Simplify Our Business. As we focus on our priorities, we will align our goals to foster collaboration and streamline cross-functional processes.

•	Improve Marketing Effectiveness. We will optimize all marketing channels and expand our digital and e-commerce capabilities while continuing to strengthen the Cabela's brand.

Current Business Environment

Worldwide Credit Markets and Macroeconomic Environment – We believe that general improvements in the United States economy helped lead to a lower level of delinquencies and a decrease in charge-offs comparing 2012 to 2011.  We expect our charge-off and delinquency levels to remain below industry standards. The Financial Services segment continues to monitor developments in the securitization and certificates of deposit markets to ensure adequate access to liquidity. On November 2, 2011, we entered into a new five-year credit agreement providing for a $415 million revolving credit facility that replaced our $350 million credit facility set to expire June 30, 2012. Advances under the credit facility will be used for the Company’s general business purposes, including working capital support.

Developments in Legislation and Regulation – In late 2012 and into 2013, there has been significant discussion regarding potential gun control legislation, primarily aimed at modern sporting rifles, certain semiautomatic pistols, and high capacity magazines. For example, in January 2013, the State of New York enacted legislation that expanded the state's existing prohibition on the sale of certain firearms and prohibited the sale of magazines that hold more than seven rounds. In January 2013, legislation was introduced in the United States Senate that would, if enacted, prohibit the sale of certain modern sporting rifles, certain semiautomatic pistols, and magazines that hold more than 10 rounds. We do not expect the recently enacted New York legislation to have a significant impact on our business. Any new federal legislation that prohibits the sale of certain modern sporting rifles, semiautomatic pistols, or ammunition could negatively impact our hunting equipment sales. Our mix of modern sporting rifles, semiautomatic pistols, and ammunition, most likely to be impacted by any legislative changes, is a small percentage of our total hunting equipment sales. We expect demand for firearms, ammunition, and accessories to remain strong as gun control continues to be a legislative focus.

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

The Reform Act imposes a moratorium on the approval of applications for Federal Deposit Insurance Corporation ("FDIC") insurance for an industrial bank, credit card bank, or trust bank that is owned by a commercial firm. Furthermore, the FDIC must, under most circumstances, disapprove any change in control that would result in direct or indirect control by a commercial firm of a credit card bank, such as WFB. For purposes of this provision, a company is a “commercial firm” if its consolidated annual gross revenues from activities that are financial in nature and, if applicable, from the ownership or control of one or more insured depository institutions, in the aggregate, represent less than 15% of its consolidated annual gross revenues. The Reform Act does not, however, eliminate the exception from the definition of “bank” under the Bank Holding Company Act of 1956, as amended (the “BHCA”) for credit card banks, such as WFB. As directed by the Reform Act, the United States Government Accountability Office released a report on January 20, 2012, that examines the potential implications of eliminating certain exceptions under the BHCA, including the exception for credit card banks. It is unclear whether this report will lead to any additional legislative or regulatory action. If the credit card bank exception were eliminated or modified, we may be required to divest our ownership of WFB unless we were willing and able to become a bank holding company under the BHCA. Any such required divestiture may materially adversely affect our business and results of operations.
The Reform Act established the new independent Consumer Financial Protection Bureau (the “Bureau”) which has broad rulemaking, supervisory, and enforcement authority over consumer products, including credit cards. The Bureau has extensive rulemaking authority and enforcement authority, and WFB is subject to the Bureau's regulation. While the Bureau will not examine WFB, it will receive information from WFB's primary federal regulator. The Bureau is specifically authorized to issue rules identifying as unlawful acts or practices it defines as “unfair, deceptive or abusive acts” in connection with any transaction with a consumer or in connection with a consumer financial product or service. It is uncertain what rules will be adopted by the Bureau, how such rules will be enforced and whether or not such rules will require WFB to modify existing practices or procedures.
In 2012, the Bureau, acting in conjunction with the FDIC and other agencies, announced its first high-profile enforcement actions against credit card issuers for deceptive marketing and other illegal practices related to the advertising of ancillary products, collection practices and other matters.  By these recent public enforcement actions, the Bureau and the FDIC have signaled a heightened scrutiny of credit card issuers.  We anticipate increased activity by regulators in pursuing consumer protection claims going forward.
The Reform Act will also affect a number of significant changes relating to asset-backed securities, including additional oversight and regulation of credit rating agencies and additional reporting and disclosure requirements. The changes resulting from the Reform Act or any rules or regulations adopted by the Bureau may impact our profitability, require changes to certain of the Financial Services segment's business practices, impose upon the Financial Services segment more stringent capital, liquidity, and leverage ratio requirements, increase FDIC deposit insurance premiums, or otherwise adversely affect the Financial Services segment's business. These changes may also require the Financial Services segment to invest significant management attention and resources to evaluate and make necessary changes.

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

On September 19, 2011, the SEC proposed a new rule under the Securities Act of 1933, as amended, to implement certain provisions of the Reform Act. Under the proposed rule, an underwriter, placement agent, initial purchaser, or sponsor of an asset-backed security, or any affiliate of any such person, shall not at any time within one year after the first closing of the sale of the asset-backed security, engage in any transaction that would involve or result in any material conflict of interest with respect to any investor in a transaction arising out of such activity. The proposed rule would exempt certain risk mitigating hedging activities, liquidity commitments, and bona fide market-making activity. It is not clear how the final rule will differ from the proposed rule, if at all. The final rule's impact on the securitization market and the Financial Services segment is also unclear at this time.

Proposed Settlement of Visa Litigation – In June 2005, a number of entities, each purporting to represent a class of retail merchants, sued Visa and several member banks, and other credit card associations, alleging, among other things, that Visa and its member banks have violated United States antitrust laws by conspiring to fix the level of interchange fees. On July 13, 2012, the parties to this litigation announced that they had entered into a memorandum of understanding, which subject to certain conditions, including court approval, obligates the parties to enter into a settlement agreement to resolve the claims brought by the class members. On November 9, 2012, the settlement received preliminary court approval. The settlement agreement requires, among other things, (i) the distribution to class merchants of an amount equal to 10 basis points of default interchange across all credit rate categories for a period of eight consecutive months, which otherwise would have been paid to issuers like WFB, (ii) Visa to change its rules to allow merchants to charge a surcharge on credit card transactions subject to a cap, and (iii) Visa to meet with merchant buying groups that seek to negotiate interchange rates collectively. To date, WFB has not been named as a defendant in any credit card industry lawsuits. Management believes that the 10 basis point reduction of default interchange across all credit rate categories for a period of eight consecutive months would result in a reduction of interchange income of approximately $12.5 million in the Financial Services segment. Accordingly, the Company has recorded a liability of $12.5 million as of December 29, 2012, to accrue for such proposed settlement as a reduction of interchange income in the Financial Services segment.

Impact of Change in Accounting Principles in 2010 - The accounting guidance on consolidations and accounting for transfers of financial assets and the criteria for determining whether to consolidate a variable interest entity resulted in the consolidation of the Trust effective January 3, 2010, which resulted in an increase in total assets and liabilities of $2.15 billion and $2.25 billion, respectively, and a decrease in retained earnings and other comprehensive income of $93 million, after tax. In 2010, we began reporting the results of operations of our Financial Services segment in a manner similar to our historical managed presentation for financial performance of the total managed portfolio of credit card loans, excluding income derived from the changes in the valuation of our interest-only strip, cash reserve accounts, and cash accounts associated with the securitized loans.

Operations Review

Our operating results expressed as a percentage of revenue were as follows for the years ended:

	2012	2011	2010

Revenue	100.00%	100.00%	100.00%
Cost of revenue	56.86	57.39	59.16
Gross profit (exclusive of depreciation and amortization)	43.14	42.61	40.84
Selling, distribution, and administrative expenses	33.63	33.94	33.62
Impairment and restructuring charges	0.65	0.43	0.21
Operating income	8.86	8.24	7.01
Other income (expense):
Interest expense, net	(0.65)	(0.87)	(1.03)
Other income, net	0.20	0.26	0.28
Total other income (expense), net	(0.45)	(0.61)	(0.75)
Income before provision for income taxes	8.41	7.63	6.26
Provision for income taxes	2.83	2.56	2.05
Net income	5.58%	5.07%	4.21%

Results of Operations - 2012 Compared to 2011

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
Comparisons and analysis of our revenues are presented below for the years ended:

					Increase (Decrease)	% Change
	2012	%	2011	%
	(Dollars in Thousands)

Retail	$1,849,582	59.4%	$1,550,442	55.2%	$299,140	19.3%
Direct	930,943	29.9	956,834	34.0	(25,891)	(2.7)
Financial Services	319,399	10.3	291,746	10.4	27,653	9.5
Other	12,758	0.4	12,144	0.4	614	5.1
	$3,112,682	100.0%	$2,811,166	100.0%	$301,516	10.7
Product Sales Mix – The following table sets forth the percentage of our merchandise revenue contributed by major product categories for our Retail and Direct segments and in total for the years ended:

	Retail		Direct		Total
	2012	2011	2012	2011	2012	2011
Product Category:
Hunting Equipment	49.5%	45.7%	37.1%	33.4%	45.3%	41.1%
General Outdoors	28.7	30.7	32.0	32.7	29.8	31.5
Clothing and Footwear	21.8	23.6	30.9	33.9	24.9	27.4
Total	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
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
Retail Revenue – Retail revenue increased $299 million, or 19.3%, in 2012 primarily due to an increase of $195 million in revenue from new retail stores comparing year over year and an increase in comparable store sales of $102 million. Retail revenue growth, including the increase in comparable store sales, was led by increases in the hunting equipment product category in large part due to increased sales of firearms and ammunition.
We recognize revenue as gift certificates, gift cards, and e-certificates (“gift instruments”) are redeemed for merchandise or services. We record gift instrument breakage as Retail revenue when the probability of redemption is remote. Gift instrument breakage recognized was $8 million, $7 million, and $5 million for 2012, 2011, and 2010, respectively. Our gift instrument liability at the end of 2012 and 2011 was $135 million and $118 million, respectively.

Comparable store sales and analysis are presented below for the years ended:

			Increase (Decrease)
	2012	2011
	(Dollars in Thousands)

Comparable stores sales	$1,573,824	$1,472,032	$101,792
Comparable stores sales growth percentage	6.9%	2.8%
Comparable store sales increased $102 million, or 6.9%, in 2012 principally because of the strength in our hunting equipment category. A store is included in our comparable store sales base on the first day of the month following the fifteen month anniversary of 1) its opening or acquisition, or 2) any changes to retail store space greater than 25% of total square footage of the store.

Average sales per square foot for stores that were open during the entire year were $362 for 2012 compared to $328 for 2011. The increase in average sales per square foot resulted from the increase in comparable store sales. In addition, our next-generation stores are performing better on a sales per square foot basis than our legacy stores.
Direct Revenue – Direct revenue decreased $26 million, or 2.7%, in 2012 compared to 2011. The decrease in Direct revenue compared to 2011 was primarily due to a decrease in the clothing and footwear product category and a decrease in revenue from our catalog and call centers. These decreases in Direct revenue were partially offset by increased sales attributable to the CLUB Visa free shipping offer and advertising promotions in digital marketing. The free shipping offer to our Cabela's CLUB Visa customers resulted in increased merchandise sales, greater order frequency, and increases in the number of new Visa cardholder accounts.
Internet sales increased in 2012 compared to 2011. The number of web site visitors increased 18.3% during 2012 as we continued to focus our efforts on utilizing Direct marketing programs to increase traffic to our website and social media networks. Our hunting equipment and clothing and footwear categories were the largest dollar volume contributor to our Direct revenue for 2012. The number of active Direct customers, which we define as those customers who have purchased merchandise from us in the last twelve months, remained even compared to 2011.

We continue to focus on smaller, more specialized catalogs, and we have reduced the number of pages mailed and decreased total circulation, leading to continued reductions in catalog related costs. Mostly offsetting the reductions in catalog related costs were increases in Internet related expenses due to our expanded use of digital marketing channels and enhancements to our website.

			Increase (Decrease)	% Change
	2012	2011

Percentage increase year over year in Internet website visitors	18.3%	4.5%
Pages of paper circulation (in millions)	17,433	22,218	(4,785)	(21.5)%
Number of separate titles circulated	108	102	6

Financial Services Revenue – The following table sets forth the components of our Financial Services revenue for the years ended:

			Increase (Decrease)	% Change
	2012	2011
	(Dollars in Thousands)

Interest and fee income	$301,699	$277,242	$24,457	8.8%
Interest expense	(54,092)	(70,303)	(16,211)	(23.1)
Provision for loan losses	(42,760)	(39,287)	3,473	8.8
Net interest income, net of provision for loan losses	204,847	167,652	37,195	22.2
Non-interest income:
Interchange income	292,151	267,106	25,045	9.4
Other non-interest income	12,364	13,620	(1,256)	(9.2)
Total non-interest income	304,515	280,726	23,789	8.5
Less: Customer rewards costs	(189,963)	(156,632)	33,331	21.3
Financial Services revenue	$319,399	$291,746	$27,653	9.5
Financial Services revenue increased $28 million, or 9.5%, in 2012 compared to 2011. The increase in interest and fee income of $24 million was due to an increase in credit card loans, partially offset by changes in the mix of credit card loan balances at each interest rate. Interest expense decreased $16 million due to decreases in interest rates. The provision for loan losses increased $3 million in 2012 compared to 2011 due to growth in our credit card loan balances, even though our net charge-off rates and allowance for loan losses have decreased. The increase in interchange income of $25 million was due to an increase in credit card purchases, partially offset by $12.5 million pursuant to the proposed settlement regarding the Visa litigation. Customer rewards costs increased $33 million due to an increase in credit card purchases.
The following table sets forth the components of our Financial Services revenue as a percentage of average credit card loans, including any accrued interest and fees, for the years ended:

	2012	2011

Interest and fee income	9.7%	10.1%
Interest expense	(1.7)	(2.6)
Provision for loan losses	(1.4)	(1.4)
Interchange income	9.4	9.7
Other non-interest income	0.4	0.5
Customer rewards costs	(6.1)	(5.7)
Financial Services revenue	10.3%	10.6%
Excluding the affect of the $12.5 million adjustment reducing interchange income from the proposed Visa settlement, interchange income and Financial Services revenue as a percentage of average credit card loans, including any accrued interest and fees, would have been 9.8% and 10.7%, respectively.

Our Cabela’s CLUB Visa credit card loyalty program allows customers to earn points whenever and wherever they use their credit card, and then redeem earned points for products and services at our retail stores or through our Direct business. The percentage of our merchandise sold to customers using the Cabela’s CLUB Visa credit card approximated 29% for 2012. The dollar amounts related to points are accrued as earned by the cardholder and recorded as a reduction in Financial Services revenue. The dollar amount of unredeemed credit card points and loyalty points was $128 million at the end of 2012 compared to $109 million at the end of 2011.

Key statistics reflecting the performance of Cabela's CLUB are shown in the following chart for the years ended:

			Increase (Decrease)	% Change
	2012	2011
	(Dollars in Thousands Except Average Balance per Account)

Average balance of credit card loans (1)	$3,095,781	$2,745,118	$350,663	12.8%
Average number of active credit card accounts	1,537,209	1,416,887	120,322	8.5
Average balance per active credit card account (1)	$2,014	$1,937	$77	4.0
Net charge-offs on credit card loans (1)	$57,803	$64,520	$(6,717)	(10.4)
Net charge-offs as a percentage of average credit card loans (1)	1.87%	2.35%	(0.48)%

(1)	Includes accrued interest and fees.
The average balance of credit card loans increased to $3.1 billion, or 12.8%, for 2012 compared to 2011 due to an increase in the number of active accounts and the average balance per account.  The average number of active accounts increased to 1.5 million, or 8.5%, compared to 2011 due to our successful marketing efforts in new account acquisitions. Net charge-offs as a percentage of average credit card loans decreased to 1.87% for 2012, down 48 basis points compared to 2011, due to improvements in delinquencies and delinquency roll-rates. See “Asset Quality of Cabela's CLUB” in this report for additional information on trends in delinquencies and non-accrual loans and analysis of our allowance for loan losses.

Other Revenue
Other revenue increased $1 million in 2012 to $13 million compared to 2011 primarily due to an increase of $1 million in real estate sales revenue in 2012 compared to 2011.
Merchandise Gross Profit

Merchandise gross profit is defined as merchandise sales less the costs of related merchandise sold and shipping costs. Comparisons of gross profit and gross profit as a percentage of revenue for our operations, year over year, and to the retail industry in general, are impacted by:

•	shifts in customer preferences;

•	retail store, distribution, and warehousing costs (including depreciation and amortization), which we exclude from our cost of revenue;

•	royalty fees we include in merchandise sales for which there are no costs of revenue;

•	Financial Services revenue we include in revenue for which there are no costs of revenue;

•	real estate land sales we include in revenue for which costs vary by transaction;

•	customer service related revenue we include in revenue for which there are no costs of revenue; and

•	customer shipping charges in revenue.
Comparisons and analysis of our gross profit on merchandising revenue are presented below for the years ended:

			Increase (Decrease)	% Change
	2012	2011
	(Dollars in Thousands)

Merchandise sales	$2,778,903	$2,505,733	$273,170	10.9%
Merchandise gross profit	1,009,742	892,492	117,250	13.1
Merchandise gross profit as a percentage of merchandise sales	36.3%	35.6%	0.7%

Merchandise Gross Profit – Our merchandise gross profit increased $117 million, or 13.1% to $1 billion in 2012 compared to 2011. The increase in our merchandise gross profit was primarily due to better inventory management, which reduced the need to mark down product, continued improvements in vendor collaboration, an ongoing focus on private label products, and further improvements in price optimization.
Our merchandise gross profit as a percentage of merchandise sales increased to 36.3% in 2012 from 35.6% in 2011.   The increase in the merchandise gross profit in 2012 compared to 2011 was primarily due to continued improvements in pre-season and in-season inventory management and vendor collaboration, which allowed us to avoid significant end of season markdowns as we transitioned from fall to spring merchandise. The increase in our merchandise gross profit as a percentage of merchandise sales was partially offset by an adverse product mix shift due to increased sales of firearms, ammunition, and power sports products, which carry a lower margin.
Selling, Distribution, and Administrative Expenses
Selling, distribution, and administrative expenses include all operating expenses related to our retail stores, Internet website, distribution centers, product procurement, Cabela's CLUB credit card operations, and overhead costs, including: advertising and marketing, catalog costs, employee compensation and benefits, occupancy costs, information systems processing, and depreciation and amortization.
Comparisons and analysis of our selling, distribution, and administrative expenses are presented below for the years ended:

			Increase (Decrease)	% Change
	2012	2011
	(Dollars in Thousands)

Selling, distribution, and administrative expenses	$1,046,861	$954,125	$92,736	9.7%
SD&A expenses as a percentage of total revenue	33.6%	33.9%	(0.3)%
Retail store pre-opening costs	$12,523	$9,700	$2,823	29.1
Selling, distribution, and administrative expenses increased $93 million, or 9.7%, in 2012 compared to 2011. However, expressed as a percentage of total revenue, selling, distribution, and administrative expenses decreased 30 basis points to 33.6% in 2012 compared to 33.9% in 2011. The most significant factors contributing to the changes in selling, distribution, and administrative expenses in 2012 compared to 2011 included:

•
an increase of $59 million in employee compensation, benefits, and contract labor primarily due to the opening of new retail stores and increases in staff for other retail stores, merchandising support areas, distribution centers, credit card growth support, and general corporate overhead support;

•	an increase of $15 million in building costs and depreciation primarily related to the operations and maintenance of our new and existing retail stores as well as corporate offices;

•
an increase of $11 million in advertising and direct marketing costs, in advertising and promotional costs to support customer relationships, for new store openings, and from an increase in account origination costs in our Financial Services segment; and

•	an increase of $3 million in equipment and software expense primarily to support operational growth.
Significant changes in our selling, distribution, and administrative expenses related to specific business segments included the following:

Retail Segment:

•
An increase of $29 million in employee compensation, benefits, and contract labor primarily due to the opening of new retail stores and increases in staff for other retail stores and merchandising teams.

•	An increase of $12 million in building costs primarily related to the operations and maintenance of our new and existing retail stores.

•	An increase of $15 million in advertising and promotional costs related to new and existing retail stores.

Direct Segment:

•
A net increase of $3 million in advertising and direct marketing costs primarily due to increases in Internet related expenses due to our expanded use of digital marketing channels and enhancements to our website, partially offset by reduced catalog related costs.

•	An increase of $1 million in building costs and depreciation primarily related to improvements to our distribution centers.

•	A decrease of $2 million in employee compensation, benefits, and contract labor.
Financial Services Segment:

•	An increase of $8 million in employee compensation, benefits, and contract labor principally for positions added to support the growth of credit card operations.

•	A decrease of $7 million in advertising and promotional costs primarily due to the classification of new account origination costs.

•	An increase of $2 million in losses from fraudulent transactions on Cabela's CLUB Visa cards.
Corporate Overhead, Distribution Centers, and Other:

•	An increase of $24 million in employee compensation, benefits, and contract labor in general corporate and the distribution centers to support operational growth.

•	An increase of $4 million in equipment and software expense primarily related to new equipment and updates to support operational growth.

•	An increase of $2 million in building costs primarily related to the maintenance and expansion of our administrative buildings.

Impairment and Restructuring Charges

Impairment and restructuring charges consisted of the following for the years ended:

	2012	2011
Impairment losses relating to:
Land held for sale	$17,694	$4,617
Property, equipment, and other assets	1,321	154
Accumulated amortization of deferred grant income	1,309	6,538
	20,324	11,309
Restructuring charges for severance and related benefits	—	935
Total	$20,324	$12,244
Long-lived assets of the Company are evaluated for possible impairment (i) whenever changes in circumstances may indicate that the carrying value of an asset may not be recoverable and (ii) at least annually for recurring fair value measurements and for those assets not subject to amortization. In 2012, 2011, and 2010, we evaluated the recoverability of land held for sale, economic development bonds, property (including existing store locations and future retail store sites), equipment, goodwill, and other intangible assets.

In December 2012, we received an appraisal report that updated the value from a previous appraisal on one property held for sale. Results from the 2012 appraisal report concluded that the carrying value was higher than the estimated fair value, resulting in an impairment loss. This 2012 appraisal was based on the sales comparison approach to estimate the “as-is” fee simple market value of the subject property. This approach involved a process in which a market value estimate was derived from analyzing the market for similar properties that have sold or that are available for sale (Level 2 inputs). In the fourth quarter of 2012, we also impaired a second property held for sale based on an arms-length sales contract of adjoining land anticipated to close in mid-2013 (Level 2 inputs). In 2011, we wrote down the carrying value of certain land held for sale properties based on signed agreements for their sale. We recognized impairment losses on land held for sale of $18 million and $5 million in 2012 and 2011, respectively.

In the fourth quarter of 2012, we received information on one project that the development will be delayed thus reducing the amount expected to be received and delaying the timing of projected cash flows. Therefore, the fair value of this economic development bond was determined to be below carrying value, with the decline in fair value deemed to be other than temporary. In the fourth quarter of 2011, we received information on three projects that development was either delayed or that actual tax revenues were lower than estimated, thus reducing the amount expected to be received and delaying the timing of projected cash flows. Therefore, the discounted cash flows indicated that the fair value of these three economic development bonds was below carrying value, with the decline in fair value deemed to be other than temporary. These fair value adjustments totaling $5 million and $24 million in 2012 and 2011, respectively, reduced the carrying value of the economic development bond portfolio at the end of 2012 and 2011 and resulted in corresponding reductions in deferred grant income. These reductions in deferred grant income resulted in increases in depreciation expense of $1 million and $7 million in 2012 and 2011, respectively, which have been included in impairment and restructuring charges in the consolidated statements of income. The discounted cash flow models for our other bonds did not result in other-than-temporary impairments. In 2010, none of the bonds with a fair value below carrying value were deemed to have other than a temporary impairment. At the end of 2012 and 2011, the total amount of impairment adjustments that were made to deferred grant income, which has been recorded as a reduction of property and equipment, was $39 million and $34 million, respectively. These impairment adjustments made to deferred grant income resulted from events or changes in circumstances that indicated the amount of deferred grant income may not be recovered or realized in cash through collection, sales, or other proceeds from the economic development bonds.

In 2011, we incurred charges totaling $1 million for severance and related benefits primarily from outplacement costs and a voluntary retirement plan. All impairment and restructuring charges were recorded to the Corporate Overhead and Other segment.

Operating Income

Operating income is revenue less cost of revenue, selling, distribution, and administrative expenses, and impairment and restructuring charges. Operating income for our merchandise business segments excludes costs associated with operating expenses of distribution centers, procurement activities, and other corporate overhead costs.
Comparisons and analysis of operating income are presented below for the years ended:

			Increase (Decrease)	% Change
	2012	2011
	(Dollars in Thousands)

Total operating income	$275,699	$231,548	$44,151	19.1%
Total operating income as a percentage of total revenue	8.9%	8.2%	0.7%

Operating income by business segment:
Retail	$345,040	$263,010	$82,030	31.2
Direct	155,237	172,163	(16,926)	(9.8)
Financial Services	74,182	59,032	15,150	25.7

Operating income as a percentage of segment revenue:
Retail	18.7%	17.0%	1.7%
Direct	16.7	18.0	(1.3)
Financial Services	23.2	20.2	3.0
Operating income increased $44 million, or 19.1%, in 2012 compared to 2011, and operating income as a percentage of revenue increased 70 basis points to 8.9% for 2012. The increases in total operating income and total operating income as a percentage of total revenue were primarily due to increases in revenue from our Retail and Financial Services segments as well as an increase in our merchandise gross profit. These increases were partially offset by lower revenue from our Direct business, higher consolidated operating expenses, and higher impairment losses primarily related to land held for sale. In addition, interchange income in 2012 in our Financial Services segment was reduced by $12.5 million pursuant to the proposed settlement regarding the Visa litigation. Selling, distribution, and administrative expenses increased in 2012 compared to 2011 primarily due to increases in comparable and new store costs and related support areas.

Prior to January 1, 2012, under an Intercompany Agreement, the Financial Services segment had incurred a marketing fee that was paid to the Retail and Direct segments. Effective January 1, 2012, this Intercompany Agreement was amended with the marketing fee component eliminated and replaced with a fixed license fee equal to 70 basis points on all originated charge volume of the Cabela's CLUB Visa credit card portfolio. In addition, among other changes, the agreement requires the Financial Services segment to reimburse the Retail and Direct segments for certain operating and promotional costs. Reported operating income by segment, and the components of operating income for each segment, were not materially impacted for 2012 compared to prior years by the amendments to the Intercompany Agreement. Fees paid under the Intercompany Agreement by the Financial Services segment to these two segments increased $14 million in 2012 compared to 2011; an $16 million increase to the Retail segment and a $2 million decrease to the Direct segment.

Interest (Expense) Income, Net
Interest expense, net of interest income, decreased $4 million to $20 million in 2012 compared to $24 million in 2011. Interest expense is accrued on our revolving credit facilities and long-term debt as well as on unrecognized tax benefits. The decrease in interest expense was primarily due to an increase in capitalized interest in 2012 compared to 2011.

Other Non-Operating Income, Net

Other non-operating income was $6 million in 2012 compared to $7 million in 2011. This income is primarily from interest earned on our economic development bonds.

Provision for Income Taxes

Our effective tax rate was 33.7% in 2012 compared to 33.5% in 2011.  The effective tax rates for both years differed from our statutory rate primarily due to the mix of taxable income between the United States and foreign tax jurisdictions. The balance of unrecognized tax benefits, which is classified with long-term liabilities in the consolidated balance sheet, totaled $39 million at December 29, 2012, compared to $38 million at December 31, 2011.

Results of Operations - 2011 Compared to 2010

Revenues

					Increase (Decrease)	% Change
	2011	%	2010	%
	(Dollars in Thousands)

Retail	$1,550,442	55.2%	$1,412,715	53.0%	$137,727	9.7%
Direct	956,834	34.0	999,771	37.5	(42,937)	(4.3)
Financial Services	291,746	10.4	227,675	8.6	64,071	28.1
Other	12,144	0.4	23,081	0.9	(10,937)	(47.4)
	$2,811,166	100.0%	$2,663,242	100.0%	$147,924	5.6

Product Sales Mix – The following table sets forth the percentage of our merchandise revenue contributed by major product categories for our Retail and Direct segments and in total for the years ended:

	Retail		Direct		Total
	2011	2010	2011	2010	2011	2010
Product Category:
Hunting Equipment	45.7%	44.5%	33.4%	33.7%	41.1%	40.2%
General Outdoors	30.7	31.5	32.7	32.9	31.5	32.1
Clothing and Footwear	23.6	24.0	33.9	33.4	27.4	27.7
Total	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

Retail Revenue – Retail revenue increased $138 million, or 9.7%, in 2011 primarily due to an increase of $93 million in revenue from the addition of new retail stores comparing year over year and an increase in revenue from comparable store sales of $39 million. Retail revenue growth was led by increases in all major product categories. Gift instrument breakage recognized was $7 million, $5 million, and $5 million for 2011, 2010, and 2009, respectively.

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
Internet sales increased in 2011 compared to 2010. Visitors to our websites increased 4.5% during 2011 as we continued to focus our efforts on utilizing Direct marketing programs to increase traffic to our website and social media networks. Our hunting equipment and clothing and footwear categories were the largest dollar volume contributor to our Direct revenue for 2011. In October 2010, we launched our new website featuring significant enhancements, including guided navigation to improve customers' movement throughout the site, managed content to aid in customizing the individual shopping experience, better promotional capability, and international commerce capabilities. We continued to focus on smaller, more specialized catalogs, and we reduced the number of catalog pages mailed and decreased total circulation, leading to reductions in catalog related costs. Mostly offsetting the reductions in catalog related costs were increases in Internet related expenses due to our expanded use of digital marketing channels and enhancements to our website.

			Increase (Decrease)	% Change
	2011	2010

Percentage increase year over year in Internet website visitors	4.5%	5.8%

Catalog circulation in pages (in millions) (1)	22,218	24,028	(1,810)	(7.5)%

Number of separate catalog titles circulated (1)	102	98	4

(1)	2010 amounts were adjusted to reflect the activity related to the divestiture of our non-core home restoration products business.

Financial Services Revenue – The following table sets forth the components of our Financial Services revenue for the years ended:

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
The following table sets forth the components of our Financial Services revenue as a percentage of average managed credit card loans, including any accrued interest and fees, for the years ended:

	2011	2010

Interest and fee income	10.1%	11.0%
Interest expense	(2.6)	(3.5)
Provision for loan losses	(1.4)	(2.7)
Interchange income	9.7	9.4
Other non-interest income	0.5	0.5
Customer rewards costs	(5.7)	(5.5)
Financial Services revenue	10.6%	9.2%

Key statistics reflecting the performance of our Financial Services business are shown in the following chart for the years ended:

			Increase (Decrease)	% Change
	2011	2010
	(Dollars in Thousands Except Average Balance per Account)

Average balance of managed credit card loans (1)	$2,745,118	$2,470,493	$274,625	11.1%
Average number of active credit card accounts	1,416,887	1,317,890	98,997	7.5

Average balance per active credit card account (1)	$1,937	$1,875	$62	3.3

Net charge-offs on managed loans (1)	$64,520	$104,416	$(39,896)	(38.2)
Net charge-offs as a percentage of average managed credit card loans (1)	2.35%	4.23%	(1.88)%

(1)	Includes accrued interest and fees.
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

Other Revenue
Other revenue decreased $11 million in 2011 to $12 million compared to $23 million in 2010 primarily due to a decrease of $10 million in real estate sales revenue. After adjusting for the cost of real estate, pre-tax gains on the sale of real estate totaled $2 million in 2010 with no sales in 2011. Pre-tax gains on the sale of real estate are reflected in operating income.
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

•	a decrease of $8 million related to matters arising out of the 2009 FDIC compliance examination.
Significant selling, distribution, and administrative expense increases and decreases related to specific business segments included the following:

Retail Segment:

•	An increase of $20 million in employee compensation and benefits primarily due to the opening of new retail stores and increases in staff for other retail stores and merchandising teams.

•	An increase of $7 million in building costs primarily related to the operations and maintenance of our new and existing retail stores.

•	An increase of $5 million in advertising and promotional costs relating to new store openings.
Direct Segment:

•	A decrease of $3 million in employee compensation and benefits.
Financial Services Segment:

•	A decrease of $8 million in operating expenses relating to the matters arising out of the 2009 FDIC compliance examination.

•	An increase of $5 million in advertising and promotions expense due to an increase in account origination costs.

•	An increase of $3 million in employee compensation and benefits principally for positions added to support the growth of credit card operations.
Corporate Overhead, Distribution Centers, and Other:

•	An increase of $16 million in employee compensation and benefits in general corporate and the distribution centers to support operational growth.

•	An increase of $5 million in costs primarily related to the operations and maintenance of our corporate offices.

•
An increase of $3 million in contract labor and equipment and software expenses primarily due to costs relating to information technology system changes in support of our customer relationship management system.

Impairment and Restructuring Charges
Impairment and restructuring charges consisted of the following for the years ended:

	2011	2010
Impairment losses relating to:
Land held for sale	$4,617	$1,834
Property, equipment, and other assets	154	3,792
Accumulated amortization of deferred grant income (1)	6,538	—
	11,309	5,626
Restructuring charges for severance and related benefits	935	—
Total	$12,244	$5,626

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

In 2011 and 2010, we evaluated the recovery of certain economic development bonds. In 2011, we determined that the fair value of the bonds was below carrying value, with the decline in fair value deemed to be other than temporary, which resulted in a fair value adjustment totaling $24 million at the end of 2011. The fair value adjustment of $24 million reduced the carrying value of the economic development bond portfolio at the end of 2011, and resulted in a corresponding reduction in deferred grant income. This reduction in deferred grant income resulted in an increase in depreciation expense of $7 million in 2011, which was included in impairment and restructuring charges in the consolidated statements of income. At the end of 2010, none of the bonds with a fair value below carrying value were deemed to have other than a temporary impairment.

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

During 2011 and 2010, under a contractual arrangement, the Financial Services segment incurred a marketing fee paid to the Retail and Direct business segments. The marketing fee was calculated based on the terms of a contractual arrangement consistently applied to both years presented. The marketing fee is included in selling, distribution, and administrative expenses as an expense for the Financial Services segment and as a credit to expense for the Retail and Direct business segments. The marketing fee paid by the Financial Services segment to these two business segments increased $55 million in 2011 compared to 2010 – a $33 million increase to the Retail segment and a $22 million increase to the Direct business segment.
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

Asset Quality of Cabela's CLUB

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

The quality of our credit card loan portfolio at any time reflects, among other factors: 1) the creditworthiness of cardholders, 2) general economic conditions, 3) the success of our account management and collection activities, and 4) the life-cycle stage of the portfolio.  During periods of economic weakness, delinquencies and net charge-offs are more likely to increase. We have mitigated periods of economic weakness by selecting a customer base that is very creditworthy.  We use the scores of Fair Isaac Corporation (“FICO”), a widely-used tool for assessing an individual's credit rating, as the primary credit quality indicator. During the second quarter of 2012, the Financial Services segment incorporated a newer version of FICO that utilizes the same factors as the previous scoring model, but is more sensitive to utilization of available credit, delinquencies considered serious and frequent, and maintenance of various types of credit. Management of the Financial Services segment believes the newer version will enable us to improve our risk management decisions. The newer version FICO score resulted in a slightly higher median score of our credit cardholders, which was 793 at the end of 2012 compared to 788 at the end of 2011.

The following table reports delinquencies, including any delinquent non-accrual and restructured credit card loans, as a percentage of our credit card loans, including any accrued interest and fees, in a manner consistent with our monthly external reporting for the years ended:

	2012	2011	2010
Number of days delinquent:
Greater than 30 days	0.72%	0.87%	1.13%
Greater than 60 days	0.46	0.53	0.72
Greater than 90 days	0.24	0.27	0.37
 Delinquencies declined as a result of improvements in the economic environment and our conservative underwriting criteria and active account management.
The table below shows delinquent, non-accrual, and restructured loans as a percentage of our credit card loans, including any accrued interest and fees, at the years ended:

	2012	2011	2010
Number of days delinquent and still accruing (1):
Greater than 30 days	0.57%	0.64%	0.74%
Greater than 60 days	0.36	0.38	0.47
Greater than 90 days	0.19	0.20	0.25
(1) Excludes non-accrual and restructured loans which are presented below.

Non-accrual	0.17	0.20	0.24
Restructured	1.35	1.91	2.90

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

The following table shows the activity in our allowance for loan losses and charge off activity for the years ended:

	2012	2011	2010
	(Dollars in Thousands)

Balance, beginning of year	$73,350	$90,900	$1,374
Change in allowance for loan losses upon consolidation of the Trust	—	—	114,573
	73,350	90,900	115,947

Provision for loan losses	42,760	39,287	66,814

Charge-offs	(68,834)	(75,599)	(108,111)
Recoveries	18,324	18,762	16,250
Net charge-offs	(50,510)	(56,837)	(91,861)
Balance, end of year	$65,600	$73,350	$90,900

Net charge-offs on credit card loans	$(50,510)	$(56,837)	$(91,861)
Charge-offs of accrued interest and fees (recorded as a reduction in interest and fee income)	(7,293)	(7,683)	(12,555)
Total net charge-offs including accrued interest and fees	$(57,803)	$(64,520)	$(104,416)

Net charge-offs including accrued interest and fees as a percentage of average credit card loans	1.87%	2.35%	4.23%
 For 2012, net charge-offs as a percentage of average credit card loans decreased to 1.87%, down 48 basis points compared to 2.35% for 2011. We believe our charge-off levels remain well below industry averages.  Our net charge-off rates and allowance for loan losses have decreased due to improved outlooks in the quality of our credit card portfolio evidenced by lower delinquencies and delinquency roll-rates and favorable charge-off trends.

Aging of Credit Cards Loans Outstanding

The following table shows our credit card loans outstanding at the end of 2012 and 2011 segregated by the number of months passed since the accounts were opened.

	2012		2011
	Loans Outstanding	Percentage of Total	Loans Outstanding	Percentage of Total
Months Since Account Opened
	(Dollars in Thousands)

6 months or less	$153,709	4.3%	$130,097	4.1%
7 – 12 months	126,586	3.6	132,111	4.2
13 – 24 months	318,397	9.0	247,858	7.8
25 – 36 months	265,345	7.4	269,071	8.5
37 – 48 months	281,501	7.9	294,398	9.3
49 – 60 months	292,506	8.2	323,327	10.2
61 – 72 months	323,986	9.1	264,117	8.3
73 – 84 months	266,641	7.4	235,413	7.4
More than 84 months	1,528,818	43.1	1,271,121	40.2
Total	$3,557,489	100.0%	$3,167,513	100.0%

Liquidity and Capital Resources

Overview
Our Retail and Direct segments and our Financial Services segment have significantly differing liquidity and capital needs. We believe that we will have sufficient capital available from cash on hand, our revolving credit facility, and other borrowing sources to fund our cash requirements and near-term growth plans for at least the next 12 months. At the end of 2012 and 2011, cash on a consolidated basis totaled $289 million and $305 million, of which $91 million and $117 million, respectively, was cash at the Financial Services segment which will be utilized to meet this segment’s liquidity requirements. In 2012, our Financial Services business issued $156 million in certificates of deposit, renewed its $225 million variable funding facility for an additional year, and completed two securitization transactions totaling $500 million in term securitizations. We evaluate the credit markets for certificates of deposit and securitizations to determine the most cost effective source of funds for the Financial Services segment.
As of December 29, 2012, cash and cash equivalents held by our foreign subsidiaries totaled $28 million.  Our intent is to permanently reinvest a portion of these funds outside the United States for capital expansion and to repatriate a portion of these funds. The Company has not provided United States income taxes and foreign withholding taxes on the portion of undistributed earnings of foreign subsidiaries that the Company considers to be indefinitely reinvested outside of the United States as of the end of year 2012. If these foreign earnings were to be repatriated in the future, the related United States tax liability may be reduced by any foreign income taxes previously paid on these earnings. As of the year ended 2012, the cumulative amount of earnings upon which United States income taxes have not been provided is approximately $122 million. If those earnings were not considered indefinitely invested, the Company estimates that an additional income tax expense of approximately $26 million would be recorded. Based on our current projected capital needs and the current amount of cash and cash equivalents held by our foreign subsidiaries, we do not anticipate incurring any material tax costs beyond our accrued tax position in connection with any repatriation, but we may be required to accrue for unanticipated additional tax costs in the future if our expectations or the amount of cash held by our foreign subsidiaries change.

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
Retail and Direct Segments – The primary cash requirements of our merchandising business relate to capital for new retail stores, purchases of inventory, investments in our management information systems and infrastructure, and general working capital needs. We historically have met these requirements with cash generated from our merchandising business operations, borrowing under revolving credit facilities, issuing debt and equity securities, collecting principal and interest payments on our economic development bonds, and from the retirement of economic development bonds.

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
Our unsecured $415 million revolving credit facility and unsecured senior notes contain certain financial covenants, including the maintenance of minimum debt coverage, a fixed charge coverage ratio, a leverage ratio, and a minimum consolidated net worth standard. In the event that we failed to comply with these covenants, a default would trigger and all principal and outstanding interest would immediately be due and payable. At December 29, 2012, and December 31, 2011, we were in compliance with all financial covenants under our credit agreements and unsecured notes. We anticipate that we will continue to be in compliance with all financial covenants under our credit agreements and unsecured notes through at least the next 12 months.

Our $15 million Canadian dollars (“CAD”) unsecured revolving credit facility for our operations in Canada was terminated January 31, 2013.

We announced in February 2012 our intent to repurchase up to 800,000 shares of our common stock in open market transactions through February 2013 to offset future equity grants. During 2012, we repurchased 816,057 shares of our common stock, which included 800,000 shares purchased for $29 million in cash from operations pursuant to our stock repurchase program, as well as 16,057 shares withheld (under the terms of grants pursuant to a stock compensation plan) to offset tax withholding obligations upon the vesting and release of certain restricted shares. We announced on February 14, 2013, that we intend to repurchase up to 750,000 shares of our outstanding common stock in open market transactions through February 2014 pursuant to this share repurchase program. The share repurchase program does not obligate us to repurchase any outstanding shares of our common stock, and the program may be limited or terminated at any time.

Financial Services Segment – The primary cash requirements of the Financial Services segment relate to the financing of credit card loans.  These cash requirements will increase if our credit card originations increase or if our cardholders' balances or spending increase. The Financial Services segment sources operating funds in the ordinary course of business through various financing activities, which include funding obtained from securitization transactions, obtaining brokered and non-brokered certificates of deposit, borrowing under its federal funds purchase agreements, and generating cash from operations. During 2012, the Financial Services segment issued $156 million in certificates of deposit, renewed its $225 million variable funding facility for an additional year, and completed two $500 million term securitizations that will mature in February and June of 2017. In 2013, the Financial Services segment intends to issue additional certificates of deposit and additional term securitizations. We believe that these liquidity sources are sufficient to fund the Financial Services segment's foreseeable cash requirements and near-term growth plans.

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

The ability of the Financial Services segment to engage in securitization transactions on favorable terms or at all could be adversely affected by disruptions in the capital markets or other events, which could materially affect our business and cause the Financial Services segment to lose an important source of capital.  The Reform Act, which was signed into law in July 2010, will also affect a number of significant changes relating to asset-backed securities, including additional oversight and regulation of credit rating agencies and additional reporting and disclosure requirements. In December 2012, the Staff of the Division of Markets and Trading of the SEC issued its Report to Congress on Assigned Credit Ratings (the “Report”) pursuant to the provisions of the Reform Act.  In the Report, the Staff analyzed the manner in which credit rating agencies are currently compensated in connection with the issuance of credit ratings of asset-backed securities and various alternative compensation structures.  It is unclear if or when Congress or the SEC will take any further legislative or regulatory action in response to the issues considered in the Report.  If any further legislative or regulatory action is taken in response to these issues, the ability and willingness of WFB to continue to rely on the securitization market for funding could be adversely affected. The changes resulting from the Reform Act may impact our profitability, require changes to certain Financial Services segment business practices, impose upon the Financial Services segment more stringent capital, liquidity, and leverage ratio requirements, increase FDIC deposit insurance premiums, or otherwise adversely affect the Financial Services segment's business. These changes may also require the Financial Services segment to invest significant management attention and resources to evaluate and make necessary changes. On September 27, 2010, the FDIC approved a final rule that, subject to certain conditions, preserved the safe-harbor treatment for legal isolation of transferred assets applicable to certain grandfathered revolving trusts and master trusts that had issued at least one series of asset-backed securities as of such date, which we believe included the Trust. The final rule imposes significant new conditions on the availability of the safe-harbor with respect to securitizations that are not grandfathered.

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

The Trust is structured to qualify for the exemption from the Investment Company Act provided by Investment Company Act Rule 3a-7. On August 31, 2011, the SEC issued an advance notice of proposed rulemaking regarding possible amendments to Investment Company Act Rule 3a-7. At this time, it is uncertain what form the related proposed and final rules will take, whether the Trust would continue to be eligible to rely on the exemption provided by Investment Company Act Rule 3a-7, and whether the Trust would qualify for any other Investment Company Act exemption.
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

Operating, Investing and Financing Activities

The following table presents changes in our cash and cash equivalents for the years ended:

	2012	2011	2010
	(In Thousands)

Net cash provided by operating activities	$234,629	$366,468	$167,427
Net cash used in investing activities	(612,367)	(532,040)	(347,570)
Net cash provided by (used in) financing activities	361,809	333,832	(265,623)
2012 versus 2011

Operating Activities – Cash from operating activities decreased $132 million in 2012 compared to 2011. Inventories increased $58 million at December 29, 2012, to $553 million, compared to 2011, while inventories decreased $14 million at December 31, 2011, compared to 2010, a net change of $72 million. The increase in inventories in 2012 is primarily due to the addition of new retail stores. Comparing the respective periods, there were increases of $96 million in income taxes and $22 million in net credit card loans originated at Cabela's through our Retail and Direct businesses. In 2012, we paid $137 million in income taxes compared to $45 million in 2011. Offsetting these decreases in cash from operations comparing the respective periods were increases of $30 million in accounts payable and accrued expenses, $31 million in cash generated from operations, and $35 million in accounts receivable and prepaid expenses.

Investing Activities – Cash used in investing activities increased $80 million in 2012 compared to 2011. Cash paid for property and equipment additions totaled $214 million in 2012 compared to $127 million in 2011. At December 29, 2012, we estimated total capital expenditures for the development, construction, and completion of retail stores to approximate $202 million through the next 12 months.  We expect to fund these estimated capital expenditures with funds from operations.

The following table presents the growth of our retail stores, and the activity of economic development bonds related to the construction of these stores and related projects, for the years ended:

	2012	2011
	(Dollars in Thousands)

Property and equipment additions	$214,267	$126,740
Proceeds from retirements and maturities of economic development bonds	3,151	3,057

Number of new retail stores opened during the year	6	3
Number of retail stores at the end of the year	40	34
Retail square footage at the end of the year	5,142,000	4,682,000
Financing Activities – Cash provided by financing activities increased $28 million in 2012 compared to 2011. This net change was primarily due to an increase in net borrowings on secured obligations of the Trust by the Financial Services segment of $411 million. This increase was primarily offset by a decrease in time deposits, which the Financial Services segment utilizes to fund its credit card operations, of $66 million in 2012, compared to $470 million in 2011. At the end of 2012 and 2011, there were no amounts outstanding on our unsecured revolving credit facilities. During 2012, we repurchased shares of our common stock for $29 million compared to $20 million in 2011. We expect to repurchase our common stock in the future to offset future equity grants and to fund any repurchases with cash from operations.

The following table presents the borrowing activities of our merchandising business and the Financial Services segment for the years ended:

	2012	2011
	(In Thousands)

Borrowings (repayments) on revolving credit facilities and inventory financing, net	$(391)	$(57)
Secured borrowings (repayments) of the Trust, net	290,000	(121,400)
Issuances (repayments) of long-term debt, net of repayments	(8,387)	(230)
Total	$281,222	$(121,687)
The following table summarizes our availability under the Company's debt and credit facilities, excluding the facilities of the Financial Services segment, at the years ended:

	2012	2011
	(In Thousands)

Amounts available for borrowing under credit facilities (1)	$430,000	$430,000
Principal amounts outstanding	—	—
Outstanding letters of credit and standby letters of credit	(22,143)	(14,692)
Remaining borrowing capacity, excluding the Financial Services segment facilities	$407,857	$415,308

(1)	Consists of our revolving credit facility of $415 million and $15 million CAD from the credit facility for our operations in Canada.
The Financial Services segment also has total borrowing availability of $85 million under its agreements to borrow federal funds. At December 29, 2012, the entire $85 million of borrowing capacity was available.

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

In addition, our unsecured senior notes contain various covenants and restrictions that are usual and customary for transactions of this type. Also, the debt agreements contain cross default provisions to other outstanding credit facilities. In the event that we failed to comply with these covenants, a default would trigger and all principal and outstanding interest would immediately be due and payable. At December 29, 2012, we were in compliance with all financial covenants under our credit agreements and unsecured notes. We anticipate that we will continue to be in compliance with all financial covenants under our credit agreements and unsecured notes through the next 12 months.
Our $15 million CAD unsecured revolving credit facility, set to expire June 30, 2013, was terminated January 31, 2013.

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

Economic Development Bonds – Economic development bonds are related to the Company's government economic assistance arrangements relating to the construction of new retail stores or retail development. State or local governments may sell economic development bonds primarily to provide funding for the construction and equipping of our retail stores. In the past, we have primarily been the sole purchaser of these bonds. While purchasing these bonds involves an initial cash outlay by us in connection with a new store or property, some or all of these costs can be recaptured through the repayments of the bonds. The payments of principal and interest on the bonds are typically tied to sales, property, or lodging taxes generated from the store and, in some cases, from businesses in the surrounding area, over periods which range between 15 and 30 years. Some of our bonds may be repurchased for par value by the governmental entity prior to the maturity date of the bonds. The governmental entity from which we purchase the bonds is not otherwise liable for repayment of principal and interest on the bonds to the extent that the associated taxes are insufficient to pay the bonds. If sufficient tax revenue is not generated by the subject properties, we will not receive scheduled payments and will be unable to realize the full value of the bonds carried on our consolidated balance sheet. At December 29, 2012, and December 31, 2011, economic development bonds totaled $85 million and $87 million, respectively.

Grants – We generally have received grant funding in exchange for commitments made by us to the state or local government providing the funding. The commitments, such as assurance of agreed employment and wage levels at our retail stores or that the retail store will remain open, typically phase out over approximately five to ten years. If we fail to maintain the commitments during the applicable period, the funds we received may have to be repaid or other adverse consequences may arise, which could affect our cash flows and profitability. At December 29, 2012, and December 31, 2011, the total amount of grant funding subject to specific contractual remedies was $7 million and $10 million, respectively.

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

The total amounts and maturities for our credit card securitizations as of December 29, 2012, were as follows:

		Total Available Capacity	Third Party Investor Available Capacity	Third Party Investor Outstanding
					Interest Rate	Expected Maturity
Series	Type
(Dollars in Thousands)

Series 2010-I	Term	$45,000	$—	$—	Fixed	January 2015
Series 2010-I	Term	255,000	255,000	255,000	Floating	January 2015
Series 2010-II	Term	165,000	127,500	127,500	Fixed	September 2015
Series 2010-II	Term	85,000	85,000	85,000	Floating	September 2015
Series 2011-II	Term	200,000	155,000	155,000	Fixed	June 2016
Series 2011-II	Term	100,000	100,000	100,000	Floating	June 2016
Series 2011-IV	Term	210,000	165,000	165,000	Fixed	October 2016
Series 2011-IV	Term	90,000	90,000	90,000	Floating	October 2016
Series 2012-I	Term	350,000	275,000	275,000	Fixed	February 2017
Series 2012-I	Term	150,000	150,000	150,000	Floating	February 2017
Series 2012-II	Term	375,000	300,000	300,000	Fixed	June 2017
Series 2012-II	Term	125,000	125,000	125,000	Floating	June 2017
Total term		2,150,000	1,827,500	1,827,500
Series 2008-III	Variable Funding	260,115	225,000	—	Floating	March 2015
Series 2011-I	Variable Funding	352,941	300,000	—	Floating	March 2014
Series 2011-III	Variable Funding	411,765	350,000	325,000	Floating	September 2014
Total variable		1,024,821	875,000	325,000
Total available		$3,174,821	$2,702,500	$2,152,500

We have been, and will continue to be, particularly reliant on funding from securitization transactions for the Financial Services segment. A failure to renew existing facilities or to add additional capacity on favorable terms as it becomes necessary could increase our financing costs and potentially limit our ability to grow the business of the Financial Services segment. Unfavorable conditions in the asset-backed securities markets generally, including the unavailability of commercial bank liquidity support or credit enhancements, could have a similar effect. During 2012, the Financial Services segment issued $156 million in certificates of deposit, renewed its $225 million variable funding facility for an additional year, and completed two $500 million term securitizations that will mature in February and June of 2017. In 2013, the Financial Services segment intends to issue additional certificates of deposit and additional term securitizations. We believe that these liquidity sources are sufficient to fund the Financial Services segment's foreseeable cash requirements, including certificate of deposit maturities, and near-term growth plans.

Furthermore, the securitized credit card loans of the Financial Services segment could experience poor performance, including increased delinquencies and credit losses, lower payment rates, or a decrease in excess spreads below certain thresholds. This could result in a downgrade or withdrawal of the ratings on the outstanding securities issued in the Financial Services segment's securitization transactions, cause “early amortization” of these securities, or result in higher required credit enhancement levels.  Credit card loans performed within established guidelines and no events which could trigger an “early amortization” occurred during the years ended December 29, 2012, and December 31, 2011.

Certificates of Deposit

The Financial Services segment utilizes brokered and non-brokered certificates of deposit to partially finance its operating activities.  The Financial Services segment issues certificates of deposit in a minimum amount of one hundred thousand dollars in various maturities. At December 29, 2012, the Financial Services segment had $1.0 billion of certificates of deposit outstanding with maturities ranging from January 2013 to December 2018 and with a weighted average effective annual fixed rate of 2.22%. This outstanding balance compares to $982 million at December 31, 2011, with a weighted average effective annual fixed rate of 2.53%.

Impact of Inflation

We do not believe that our operating results have been materially affected by inflation during the preceding three years. We cannot assure, however, that our operating results will not be adversely affected by inflation in the future.

Contractual Obligations and Other Commercial Commitments

The following tables provide summary information concerning our future contractual obligations at December 29, 2012.

	2013	2014	2015	2016	2017	Thereafter	Total
	(In Thousands)

Long-term debt (1)	$8,143	$8,143	$8,143	$223,143	$68,143	$8,142	$323,857
Interest payments on long-term debt (2)	19,809	19,182	18,579	11,553	2,997	293	72,413
Capital lease obligations	1,000	1,000	1,000	1,000	1,000	18,500	23,500
Operating leases	11,896	12,392	11,924	11,191	11,038	150,961	209,402
Time deposits by maturity	367,350	297,628	199,314	152,078	26,164	5,484	1,048,018
Interest payments on time deposits	20,109	11,601	7,142	27,703	5,990	162	72,707
Secured long-term obligations of the Trust	—	—	467,500	510,000	850,000	—	1,827,500
Interest payments on secured obligations of the Trust (2)	27,057	27,057	22,256	16,241	3,537	—	96,148
Obligations under retail store arrangements (3)	143,012	60,463	266	276	282	4,758	209,057
Purchase obligations (4)	678,440	11,763	5,733	4,271	1,237	306	701,750
Unrecognized tax benefits (5)	—	—	—	—	—	39,252	39,252
Total	$1,276,816	$449,229	$741,857	$957,456	$970,388	$227,858	$4,623,604

(1)	Excludes amounts owed under capital lease obligations.

(2)
These amounts do not include estimated interest payments due under our revolving credit facilities or our secured variable funding obligations because the amount that will be borrowed under these facilities in future years is uncertain.

(3)
Includes approximately $202 million of estimated contractual obligations and commitments associated with projected new retail store-related expansion. The table does not include any amounts for contractual obligations associated with retail store locations where we are in the process of certain negotiations.

(4)
Our purchase obligations relate primarily to purchases of inventory, shipping, and other goods and services in the ordinary course of business under binding purchase orders or contracts. The amount of purchase obligations shown is based on assumptions regarding the legal enforceability against us of purchase orders or contracts we had outstanding at the end of 2012. Under different assumptions regarding our rights to cancel our purchase orders or contracts, or different assumptions regarding the enforceability of the purchase orders or contracts under applicable laws, the amount of purchase obligations shown in the preceding table would be less.

(5)	Amounts for unrecognized tax benefits are not reflected in years 2013 through 2017 since the ultimate amount and timing of any future cash settlements cannot be predicted with reasonable certainty.

The following table provides summary information concerning other commercial commitments at December 29, 2012:

(In Thousands)

Letters of credit (1)	$15,712
Standby letters of credit (1)	6,431
Revolving line of credit for boat and ATV inventory (2)	133
Cabela's issued letters of credit	55,455
Bank – federal funds (3)	—
Secured variable funding obligations of the Trust (4)	325,000
Total	$402,731

(1)
Our credit agreement allows for maximum borrowings of $415 million including lender letters of credit and standby letters of credit. At December 29, 2012, the total amount of borrowings under this revolving line of credit was $15 million, which consisted of lender letters of credit and standby letters of credit. Our credit agreement for operations in Canada is for $15 million CAD, of which all was available for borrowing at December 29, 2012.

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

Credit Card Limits – The Financial Services segment bears off-balance sheet risk in the normal course of its business. One form of this risk is through the Financial Services segment’s commitment to extend credit to cardholders up to the maximum amount of their credit limits. The aggregate of such potential funding requirements totaled $21 billion above existing balances at the end of 2012. These funding obligations are not included in our consolidated balance sheet. While the Financial Services segment has not experienced, and does not anticipate that it will experience, a significant draw down of unfunded credit lines by its cardholders, such an event would create a cash need at the Financial Services segment which likely could not be met by our available cash and funding sources. The Financial Services segment has the right to reduce or cancel these available lines of credit at any time.

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

Merchandise Revenue Recognition

Revenue is recognized on our Direct sales when merchandise is delivered to the customer at the point of delivery, with the point of delivery based on our estimate of shipping time from our distribution centers to the customer. We recognize reserves for estimated product returns based upon our historical return experience and expectations. Had our estimate of merchandise in-transit to customers and our estimate of product returns been different by 10% at the end of 2012, our operating income would have been higher or lower by approximately $0.7 million. Sales of gift instruments are recorded in merchandise revenue when the gift instruments are redeemed in exchange for merchandise or services and as a liability prior to redemption. We recognize breakage on gift instruments as revenue when the probability of redemption is remote. Had our estimate of breakage on our recorded liability for gift instruments been different by 10% of the recorded liability at the end of 2012, our merchandise revenue would have been higher or lower by approximately $0.7 million.

Inventories

We estimate provisions for inventory shrinkage, damaged goods returned values, and obsolete and slow-moving items based on historical loss and product performance statistics and future merchandising objectives. Had our estimated inventory reserves been different by 10% at the end of 2012, our cost of sales would have been higher or lower by approximately $1.2 million.

Allowance for Loan Losses on Credit Cards

The allowance for loan losses represents management's estimate of probable losses inherent in the credit card loan portfolio. The allowance for loan losses is established through a charge to the provision for loan losses and is regularly evaluated by management for adequacy. Loans on a payment plan or non-accrual are segmented from the rest of the credit card loan portfolio into a restructured credit card loan segment before establishing an allowance for loan losses as these loans have a higher probability of loss. Management estimates losses inherent in the credit card loans segment and restructured credit card loans segment based on a model which tracks historical loss experience on delinquent accounts, bankruptcies, death, and charge-offs, net of estimated recoveries. The Financial Services segment uses a migration analysis and historical bankruptcy and death rates to estimate the likelihood that a credit card loan will progress through the various stages of delinquency and to charge-off. This analysis estimates the gross amount of principal that will be charged off over the next 12 months, net of recoveries. This estimate is used to derive an estimated allowance for loan losses. In addition to these methods of measurement, management also considers other factors such as general economic and business conditions affecting key lending areas, credit concentration, changes in origination and portfolio management, and credit quality trends. Since the evaluation of the inherent loss with respect to these factors is subject to a high degree of uncertainty, the measurement of the overall allowance is subject to estimation risk, and the amount of actual losses can vary significantly from the estimated amounts. For example, had management's estimate of net losses over the next 12 months been different by 10% at the end of 2012, the Financial Services segment's allowance for loan losses and provision for loan losses would have changed by approximately $7 million.

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

Long-Lived Assets
Long-lived assets other than goodwill and other intangible assets, which generally are tested separately for impairment on an annual basis, are evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. The calculation for an impairment loss compares the carrying value of the asset to that asset's estimated fair value, which may be based on estimated future discounted cash flows, observable market prices, or unobservable market prices. We recognize an impairment loss if the asset's carrying value exceeds its estimated fair value. Frequently our impairment loss calculations contain multiple uncertainties because they require management to make assumptions and to apply judgment to estimate future cash flows and asset fair values, including forecasting cash flows under different scenarios. We have consistently applied our accounting methodologies that we use to assess impairment loss. However, if actual results are not consistent with our estimates and assumptions used in estimating future cash flows and asset fair values, we may be exposed to losses that could be material.

Economic Development Bonds

Economic development bonds are generally repaid through incremental sales and/or property tax revenues generated from our retail store locations or additional developments in the local development or tax increment financing district. Each quarter we revalue each economic development bond using discounted cash flow models based on available market interest rates and management estimates, including the estimated amounts and timing of expected future tax payments to be received by the municipalities under development zones. Each quarter, we also evaluate the projected underlying cash flows of our economic development bonds to determine if the carrying amount of any such bonds, including interest accrued under the bonds, can be recovered. To the extent the expected cash flows are not sufficient to recover the carrying amount, the bonds are assessed for impairment. Deficiencies in projected discounted cash flows below the recorded carrying amount of the economic development bonds evidences that we do not expect to recover the cost basis. Consequently, the valuation results in an other-than-temporary impairment. We also reassess the amount of grant income that will ultimately be received. Accordingly, the cumulative amount of depreciation expense that would be recognized to date as an expense in the absence of the grant income is recognized immediately as an expense. Had our fair value estimates been lower by 10% as of the end of 2012, the value of economic development bonds reflected in our consolidated financial statements would have been approximately $9 million less with the unrealized loss reflected in comprehensive income if the loss was deemed to be temporary. Any declines in the fair value of available-for-sale economic development bonds below cost that are deemed to be other than temporary are reflected in earnings as realized losses.

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
On February 5, 2013, the FASB issued ASU No. 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, which adds additional disclosure requirements relating to the reclassification of items out of accumulated other comprehensive income.  This ASU is effective for the first quarter of 2013.
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
The table below shows the mix of our credit card account balances as a percentage of total balances outstanding at the years ended:

	2012	2011	2010

Balances carrying an interest rate based upon various interest rate indices	62.3%	61.7%	61.9%
Balances carrying an interest rate of 9.99%	4.2	4.1	3.9
Balances carrying a promotional interest rate of 0.00%	0.2	0.2	0.2
Balances not carrying interest because the previous month balance was paid in full	33.3	34.0	34.0
	100.0%	100.0%	100.0%
Charges on the credit cards issued by the Financial Services segment were priced at a margin over various defined lending rates.  No interest is charged if the account is paid in full within 25 days of the billing cycle, which represented 33.3% of total balances outstanding at the end of 2012.  Some of the zero percentage promotion expenses are passed through to the merchandise vendors for each specific promotion offered.

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
Sidney, Nebraska

We have audited the accompanying consolidated balance sheets of Cabela's Incorporated and Subsidiaries (the "Company") as of December 29, 2012 and December 31, 2011, and the related consolidated statements of income, comprehensive income, stockholders' equity, and cash flows for each of the three years in the period ended December 29, 2012. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Cabela's Incorporated and Subsidiaries as of December 29, 2012 and December 31, 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 29, 2012, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
As discussed in Note 3 to the consolidated financial statements, on January 3, 2010, the Company prospectively adopted the accounting standards Accounting Standards Codification (ASC) Topic 810, Consolidations, and ASC Topic 860, Transfers and Servicing, which resulted in the consolidation of the Cabela's Master Credit Card Trust and related entities.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 29, 2012, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 19, 2013, expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ Deloitte & Touche LLP

DELOITTE & TOUCHE LLP

Omaha, Nebraska
February 19, 2013

CABELA'S INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Dollars in Thousands Except Earnings Per Share)

	Fiscal Years
	2012	2011	2010
Revenue:
Merchandise sales	$2,778,903	$2,505,733	$2,412,486
Financial Services revenue	319,399	291,746	227,675
Other revenue	14,380	13,687	23,081
Total revenue	3,112,682	2,811,166	2,663,242

Cost of revenue:
Merchandise costs	1,769,161	1,613,241	1,566,165
Cost of other revenue	637	8	9,284
Total cost of revenue (exclusive of depreciation and amortization)	1,769,798	1,613,249	1,575,449
Selling, distribution, and administrative expenses	1,046,861	954,125	895,405
Impairment and restructuring charges	20,324	12,244	5,626

Operating income	275,699	231,548	186,762

Interest expense, net	(20,123)	(24,427)	(27,442)
Other non-operating income, net	6,138	7,346	7,360

Income before provision for income taxes	261,714	214,467	166,680
Provision for income taxes	88,201	71,847	54,521
Net income	$173,513	$142,620	$112,159

Earnings per basic share	$2.48	$2.06	$1.65
Earnings per diluted share	$2.42	$2.00	$1.62

Basic weighted average shares outstanding	69,856,258	69,194,663	67,791,782
Diluted weighted average shares outstanding	71,709,873	71,274,242	69,086,533

Refer to notes to consolidated financial statements.

CABELA'S INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In Thousands)

	Fiscal Years
	2012	2011	2010

Net income	$173,513	$142,620	$112,159
Other comprehensive income (loss):
Effect of adopting ASC Topics 810 and 860, net of tax	—	—	(3,650)
Foreign currency translation adjustments	(1,105)	(388)	793
Unrealized gain (loss) on economic development bonds, net of taxes of $2,035, $3,225, and $(390)	3,779	5,865	(694)
Cash flow hedges, net of taxes of $70, $(89), and $2	137	(170)	10
Total other comprehensive income	2,811	5,307	(3,541)
Comprehensive income	$176,324	$147,927	$108,618

Refer to notes to consolidated financial statements.

CABELA'S INCORPORATED AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands Except Par Values)

	December 29, 2012	December 31, 2011
ASSETS
CURRENT
Cash and cash equivalents	$288,750	$304,679
Restricted cash of the Trust	17,292	18,296
Accounts receivable, net	46,081	47,127
Credit card loans (includes restricted credit card loans of the Trust of $3,523,133 and $3,142,151), net of allowance for loan losses of $65,600 and $73,350	3,497,472	3,094,163
Inventories	552,575	494,828
Prepaid expenses and other current assets	132,694	146,479
Income taxes receivable and deferred income taxes	54,164	5,709
Total current assets	4,589,028	4,111,281
Property and equipment, net	1,021,656	866,899
Land held for sale	23,448	38,393
Economic development bonds	85,041	86,563
Other assets	28,990	30,635
Total assets	$5,748,163	$5,133,771

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT
Accounts payable, including unpresented checks of $28,928 and $19,124	$285,039	$266,793
Gift instruments, credit card rewards and loyalty rewards programs	262,653	227,414
Accrued expenses	180,906	143,695
Time deposits	367,350	88,401
Current maturities of secured variable funding obligations of the Trust	325,000	460,000
Current maturities of secured long-term obligations of the Trust	—	425,000
Current maturities of long-term debt	8,402	8,387
Total current liabilities	1,429,350	1,619,690
Long-term time deposits	680,668	893,912
Secured long-term obligations of the Trust, less current maturities	1,827,500	977,500
Long-term debt, less current maturities	328,133	336,535
Deferred income taxes	10,571	26,367
Other long-term liabilities	95,962	98,451

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Preferred stock, $0.01 par value; Authorized – 10,000,000 shares; Issued – none	—	—
Common stock, $0.01 par value:
Class A Voting, Authorized – 245,000,000 shares;
Issued - 70,545,558 and 69,641,818 shares
Outstanding - 70,053,144 and 68,840,883 shares	705	696
Additional paid-in capital	351,161	334,925
Retained earnings	1,036,427	862,914
Accumulated other comprehensive income	5,542	2,731
Treasury stock, at cost - 492,414 and 800,935 shares	(17,856)	(19,950)
Total stockholders’ equity	1,375,979	1,181,316
Total liabilities and stockholders’ equity	$5,748,163	$5,133,771

Refer to notes to consolidated financial statements.

CABELA'S INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
	Fiscal Years
	2012	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$173,513	$142,620	$112,159
Adjustments to reconcile net income to net cash flows by operating activities:
Depreciation and amortization	79,269	71,343	69,872
Impairment and restructuring charges	20,324	11,309	5,626
Stock-based compensation	13,733	12,911	11,198
Deferred income taxes	(15,472)	35,073	19,407
Provision for loan losses	42,760	39,287	66,814
Other, net	(2,352)	(3,722)	(2,081)
Change in operating assets and liabilities, net:
Accounts receivable	4,485	(1,265)	(17,623)
Credit card loans originated from internal operations, net	(39,261)	(17,276)	(49,415)
Inventories	(57,747)	14,270	(73,217)
Prepaid expenses and other current assets	6,403	(22,759)	24,121
Land held for sale	(3,870)	(227)	8,032
Accounts payable and accrued expenses	29,830	70,952	(1,629)
Gift certificates, credit card rewards, and loyalty rewards programs	35,239	24,873	18,626
Other long-term liabilities	(1,335)	(5,412)	9,738
Income taxes receivable	(50,890)	(5,509)	(34,201)
Net cash provided by operating activities	234,629	366,468	167,427

CASH FLOWS FROM INVESTING ACTIVITIES:
Property and equipment additions	(214,267)	(126,740)	(75,349)
Proceeds from dispositions of property and equipment	1,089	47	3,025
Change in credit card loans originated externally, net	(406,808)	(406,863)	(280,924)
Change in restricted cash of the Trust, net	1,004	242	846
Proceeds from retirement and maturity of economic development bonds	3,151	3,057	7,214
Purchases of held-to-maturity investment securities	—	(197,999)	(349,738)
Maturities of held-to-maturity investment securities	—	197,999	350,000
Other investing changes, net	3,464	(1,783)	(2,644)
Net cash used in investing activities	(612,367)	(532,040)	(347,570)

CASH FLOWS FROM FINANCING ACTIVITIES:
Change in unpresented checks net of bank balance	9,804	(8,103)	(17,167)
Change in time deposits, net	65,705	469,562	36,088
Borrowings on secured obligations of the Trust	2,730,000	2,238,000	1,110,500
Repayments on secured obligations of the Trust	(2,440,000)	(2,359,400)	(1,399,500)
Borrowings on revolving credit facilities and inventory financing	453,355	646,132	477,514
Repayments on revolving credit facilities and inventory financing	(453,746)	(646,189)	(483,335)
Payments on long-term debt	(8,387)	(230)	(225)
Exercise of employee stock options and employee stock purchase plan issuances, net	20,706	12,869	8,168
Purchase of treasury stock	(28,977)	(20,287)	—
Excess tax benefits from exercise of employee stock options	13,349	3,438	1,620
Other financing changes, net	—	(1,960)	714
Net cash provided by (used in) financing activities	361,809	333,832	(265,623)
Net change in cash and cash equivalents	(15,929)	168,260	(445,766)
Cash and cash equivalents, at beginning of year	304,679	136,419	582,185
Cash and cash equivalents, at end of year	$288,750	$304,679	$136,419

Refer to notes to consolidated financial statements.

CABELA'S INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Dollars in Thousands)
					Accumulated Other Comprehensive Income (Loss)
	Common Stock Shares		Additional Paid-In Capital
		Common Stock		Retained Earnings		Treasury Stock	Total

BALANCE, beginning of 2010	67,287,575	$673	$285,490	$697,293	$965	$—	$984,421
Effect of adopting ASC Topics 810 and 860, net of tax				(89,158)	(3,650)		(92,808)
Net income	—	—	—	112,159	—	—	112,159
Other comprehensive income					109		109
Stock-based compensation	—	—	10,879	—	—	—	10,879
Employee stock purchase plan issuances	130,034	1	2,220	—	—	—	2,221
Exercise of employee stock options	738,545	7	5,940	—	—	—	5,947
Excess tax benefit on employee stock option exercises	—	—	1,620	—	—	—	1,620
BALANCE, end of 2010	68,156,154	681	306,149	720,294	(2,576)	—	1,024,548
Net income	—	—	—	142,620	—	—	142,620
Other comprehensive income					5,307		5,307
Common stock repurchased						(20,287)	(20,287)
Stock-based compensation	—	—	12,484	—	—	—	12,484
Exercise of employee stock options and tax withholdings on share-based payment awards	1,485,664	15	12,854	—	—	337	13,206
Excess tax benefit on employee stock option exercises	—	—	3,438	—	—	—	3,438
BALANCE, end of 2011	69,641,818	696	334,925	862,914	2,731	(19,950)	1,181,316
Net income	—	—	—	173,513	—	—	173,513
Other comprehensive income					2,811	—	2,811
Common stock repurchased						(28,977)	(28,977)
Stock-based compensation	—	—	13,261	—	—	—	13,261
Exercise of employee stock options and tax withholdings on share-based payment awards	903,740	9	(10,374)	—	—	31,071	20,706
Excess tax benefit on employee stock option exercises	—	—	13,349	—	—	—	13,349
BALANCE, end of 2012	70,545,558	$705	$351,161	$1,036,427	$5,542	$(17,856)	$1,375,979

Refer to notes to consolidated financial statements.

CABELA’S INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands Except Share and Per Share Amounts)

1.    NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Nature of Business – Cabela’s Incorporated is a retailer of hunting, fishing, and outdoor gear, offering products through its retail stores, the Internet, and regular and special catalog mailings. Cabela’s operates 40 retail stores, 37 located in 24 states and three located in Canada. World’s Foremost Bank ("WFB," "Financial Services segment," or "Cabela's CLUB"), a wholly-owned bank subsidiary of Cabela’s, is a limited purpose bank formed under the Competitive Equality Banking Act of 1987. The lending activities of WFB are limited to credit card lending and its deposit issuance is limited to time deposits of at least one hundred thousand dollars.

Principles of Consolidation – The consolidated financial statements include the accounts of Cabela’s Incorporated and its wholly-owned subsidiaries (“Cabela’s,” “Company,” “we,” “our,” or “us”). All intercompany accounts and transactions have been eliminated in consolidation. We evaluated the guidance of Accounting Standards Codification ("ASC")
Topics 810, Consolidations, and 860, Transfers and Servicing, and concluded that WFB is the primary beneficiary of the Cabela's Master Credit Card Trust and related entities (collectively referred to as the “Trust”). Accordingly, we consolidated the Trust effective January 3, 2010, and for all subsequent years through December 29, 2012. As the servicer and the holder of retained interests in the Trust, WFB has the powers to direct the activities that most significantly impact the Trust's economic performance and the right to receive significant benefits or obligations to absorb significant losses of the Trust. The consolidation of the Trust eliminated retained interests in securitized loans and required the establishment of an allowance for loan losses on the securitized credit card loans. The credit card loans of the Trust are recorded as restricted credit card loans and the liabilities of the Trust are recorded as secured borrowings.

Evaluation of Subsequent Events – Management of the Company evaluated subsequent events through the filing date of this Form 10-K and determined that there were no subsequent events to recognize or disclose in the consolidated financial statements presented herein.
Reporting Year – The Company's fiscal year ends on the Saturday nearest to December 31. Unless otherwise stated, the fiscal years referred to in the notes to these consolidated financial statements are the 52 weeks ended December 29, 2012 (“2012” or “year ended 2012”), the 52 weeks ended December 31, 2011 (“2011” or “year ended 2011”), and the 52 weeks ended January 1, 2011 (“2010” or “year ended 2010”). WFB follows a calendar fiscal period so fiscal years end on December 31 with years 2010 through 2012 each consisting of 52 weeks.

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

Revenue from the sale of gift certificates, gift cards, and e-certificates ("gift instruments") is recognized in revenue when the gift instruments are redeemed for merchandise or services. The Company records gift instrument breakage as revenue when the probability of redemption is remote. The Company recognizes breakage on gift instruments four years after issuance based on historical redemption rates. Total gift instrument breakage was $7,576, $6,985, and $4,839 for 2012, 2011, and 2010, respectively. Cabela's gift instrument liability at the end of 2012 and 2011 was $134,566 and $118,361, respectively.

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

CABELA’S INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands Except Share and Per Share Amounts)

Cost of Revenue and Selling, Distribution, and Administrative Expenses – The Company's cost of revenue primarily consists of merchandise acquisition costs, including freight-in costs, as well as shipping costs. The Company's selling, distribution, and administrative expenses consist of the costs associated with selling, marketing, warehousing, retail store replenishment, and other operating expense activities. All depreciation and amortization expense is associated with selling, distribution, and administrative activities, and accordingly, is included in this same category on the consolidated statements of operations.

Cash and Cash Equivalents – Cash equivalents include credit card and debit card receivables from other banks, which settle within one to four business days. Receivables from other banks totaled $19,735 and $10,677 at the end of 2012 and 2011, respectively. Unpresented checks, net of available cash bank balances, are classified as current liabilities. Cash and cash equivalents of the Financial Services segment were $91,365 and $117,035 at the end of 2012 and 2011, respectively. Due to regulatory restrictions on WFB, the Company cannot use WFB's cash for non-banking operations.

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

CABELA’S INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands Except Share and Per Share Amounts)

Inventories – Inventories are stated at the lower of average cost or market. All inventories are finished goods. The reserve for inventory shrinkage, estimated based on cycle counts and physical inventories, was $6,029 and $5,412 at the end of 2012 and 2011, respectively. The reserves for returns of damaged goods, obsolescence, and slow-moving items, estimated based upon historical experience, inventory aging, and specific identification, were $5,602 and $6,735 at the end of 2012 and 2011, respectively.
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

Deferred Catalog Costs and Advertising – Advertising production costs are expensed as the advertising occurs except for catalog costs which are amortized over the expected period of benefit estimated at three to 12 months after mailing. Unamortized catalog costs totaled $7,713 and $13,235 at the end of 2012 and 2011, respectively. Advertising expense, including direct marketing costs (amortization of catalog costs and website marketing paid search fees), was $201,456, $186,142, and $179,008 for 2012, 2011, and 2010, respectively. Advertising vendor reimbursements netted in advertising expense above totaled $3,049, $919, and $1,501 for 2012, 2011, and 2010, respectively.

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

Property and Equipment – Property and equipment are stated at cost. Depreciation and amortization are provided over the estimated useful lives of the assets, including assets held under capital leases, on a straight-line basis. Leasehold improvements are amortized over the lease term or, if shorter, the useful lives of the improvements. Assets held under capital lease agreements are amortized using the straight-line method over the shorter of the estimated useful lives of the assets or the lease term. When property is fully depreciated, retired or otherwise disposed of, the cost and accumulated depreciation are removed from the accounts and any resulting gain or loss is reflected in the consolidated statement of income. The costs of major improvements that extend the useful life of an asset are capitalized. Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Capitalized interest on projects during the construction period totaled $2,798, $126, and $124 for 2012, 2011, and 2010, respectively. Costs related to internally developed software are capitalized and amortized on a straight-line basis over their estimated useful lives.

Intangible Assets – Intangible assets are recorded in other assets and include non-compete agreements and goodwill. At the end of 2012 and 2011, intangible assets totaled $4,093 and $4,401, net of accumulated amortization of $2,178 and $1,740, respectively. For the fourth quarter of 2012 and 2011, in connection with the preparation of our consolidated financial statements, the Company completed its annual impairment analyses of goodwill and other intangible assets. The Company did not recognize any impairment in 2012 or 2011. The Company records impairment and restructuring charges where projected discounted cash flows are less than the fair value of the reporting unit.

Intangible assets, excluding goodwill, are amortized over three to five years. Amortization expense for these intangible assets for the next five years is estimated to approximate $170 (2013), $170 (2014), $145 (2015), $73 (2016), and $0 (2017). The Company has goodwill of $3,535 and $3,450 in its consolidated balance sheet at the end of 2012 and 2011, respectively, relating to an acquisition of a Canadian outdoors specialty retailer in 2007. The change in the carrying value of goodwill from 2011 is due to foreign currency translation adjustments.

CABELA’S INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands Except Share and Per Share Amounts)

Land Held for Sale – Land held for sale is recorded at the lower of cost or estimated fair value less estimated selling costs. Proceeds from the sale of land from development activities are recognized in other revenue and the corresponding costs of land sold are recognized in costs of other revenue.

Government Economic Assistance – When Cabela's constructs a new retail store or retail development, the Company may receive economic assistance from local governments to fund a portion or all of the Company's associated capital costs. This assistance typically comes in the form of cash grants, land grants, and/or proceeds from the sale of economic development bonds funded by the local government. The Company has historically purchased the majority of the bonds associated with its developments. Cash grants are made available to fund land, retail store construction, and/or development infrastructure costs. Economic development bonds are typically repaid through sales and/or property taxes generated by the retail store and/or within a designated development area. Cash and land grants are recognized as deferred grant income as a reduction to the costs, or recognized fair value in the case of land grants, of the associated property and equipment. Property and equipment was reduced by deferred grant income of $290,734 and $299,428 at the end of 2012 and 2011, respectively. Deferred grant income is amortized to earnings, as a reduction of depreciation expense, over the average estimated useful life of the associated assets.

Deferred grant income estimates, and their associated present value, are updated whenever events or changes in circumstances indicate that their recorded amounts may not be recovered. These estimates are determined when estimation of the fair value of associated economic development bonds are performed if there are related bond investments. If it is determined that the Company will not receive the full amount remaining from the bonds, the Company will adjust the deferred grant income to appropriately reflect the change in estimate and will immediately record a cumulative additional depreciation charge that would be recognized to date as expense in the absence of the grant income. In 2012 and 2011, deferred grant income was reduced by $5,030 and $24,314, respectively, due to other than temporary impairment losses of the same amounts that were recognized on the Company's economic development bonds. These reductions in deferred grant income resulted in increases in depreciation expense of $1,309 and $6,538 in 2012 and 2011, respectively, which have been included in impairment and restructuring charges in the consolidated statements of income. There were no impairment losses in 2010. At the end of 2012 and 2011, the cumulative amount of impairment adjustments that were made to deferred grant income, which has been recorded as a reduction of property and equipment, was $38,656 and $33,626, respectively. These impairment adjustments made to deferred grant income resulted from events or changes in circumstances that indicated the amount of deferred grant income may not be recovered or realized in cash through collection, sales, or other proceeds from the economic development bonds. The Company may agree to guarantee deficiencies in tax collections which fund the repayment of economic development bonds. The Company did not guarantee any economic development bonds that it owned at the end of 2012, 2011 or 2010.

Land grants typically include land associated with the retail store and may include other land for sale and further development. Land grants are recognized at the fair value of the land on date of grant. Deferred grant income on land grants is recognized as a reduction to depreciation expense over the estimated life of the related assets of the developments. In 2012, the Company received land grants with a fair value of $2,287. In 2011, the Company did not receive any land under these grants.

Certain grants contain covenants the Company is required to comply with regarding minimum employment levels, maintaining retail stores in certain locations, and maintaining office facilities in certain locations. For these grants the Company recognizes grant revenue as the milestones associated with the grant are met. For 2012 and 2011, the Company was in compliance with the requirements under these grants.

Economic Development Bonds – Economic development bonds are related to the Company's government economic assistance arrangements relating to the construction of new retail stores or retail development. Economic development bonds issued by state and local municipalities are classified as available-for-sale and recorded at their fair value. Fair values of bonds are estimated using discounted cash flow projections based on available market interest rates and management estimates including the estimated amounts and timing of expected future tax payments to be received by the municipalities under development zones. These fair values do not reflect any premium or discount that could result from offering these bonds for sale or through early redemption, or any related income tax impact. Declines in the fair value of available-for-sale economic development bonds below cost that are deemed to be other than temporary are reflected in earnings.

CABELA’S INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands Except Share and Per Share Amounts)

On a quarterly basis, the Company performs various procedures to analyze the amounts and timing of projected cash flows to be received from its economic development bonds. The Company revalues each economic development bond using discounted cash flow models based on available market interest rates (Level 2 inputs) and management estimates, including the estimated amounts and timing of expected future tax payments (Level 3 inputs) to be received by the municipalities under tax increment financing districts. Projected cash flows are derived from sales and property taxes. Due to the seasonal nature of the Company's business, fourth quarter sales are significant to projecting future cash flows under the economic development bonds. The Company evaluates the impact of bond payments that have been received since the most recent quarterly evaluation, including those subsequent to the end of the quarter. Typically, bond payments are received twice annually. The payments received around the end of the fourth quarter provide the Company with additional facts for its fourth quarter projections. The Company makes inquiries of local governments and/or economic development authorities for information on any anticipated third-party development, specifically on land owned by the Company, but also on land not owned by the Company in the tax increment financing development district, and to assess any current and potential development where cash flows under the bonds may be impacted by additional development and the anticipated development is material to the estimated and recorded carrying value based on projected cash flows. The Company makes revisions to the cash flow estimates of each bond based on the information obtained. In those instances where the expected cash flows are insufficient to recover the current carrying value of the bond, the Company adjusts the carrying value of the individual bonds to their revised estimated fair value. The governmental entity from which the Company purchases the bonds is not liable for repayment of principal and interest on the bonds to the extent that the associated taxes are insufficient to fund principal and interest amounts under the bonds. Should sufficient tax revenue not be generated by the subject properties, the Company may not receive all anticipated payments and thus will be unable to realize the full carrying values of the economic development bonds, which result in a corresponding decrease to deferred grant income.

Credit Card and Loyalty Rewards Programs – Cabela’s CLUB Visa cardholders receive Cabela’s points based on the dollar amounts of transactions through credit cards issued by Cabela's CLUB which may be redeemed for Cabela’s products and services. Points may also be awarded for special promotions for the acquisition and retention of accounts. The dollar amount of related points are accrued as earned by the cardholder and recorded as a reduction in Financial Services revenue. In addition to the Cabela's CLUB issued credit cards, customers receive points for purchases at Cabela’s from various loyalty programs. The dollar amount of unredeemed credit card points and loyalty points was $128,087 and $109,053 at the end of 2012 and 2011, respectively. The total cost incurred for all credit card rewards and loyalty programs was $176,882, $158,630, and $136,375 for 2012, 2011, and 2010, respectively.

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

Financial Instruments and Credit Risk Concentrations – Financial instruments which may subject the Company to concentrations of credit risk are primarily cash, cash equivalents, and accounts receivable. The Company invests primarily in money market accounts or tax-free municipal bonds, with short-term maturities, limiting the amount of credit exposure to any one entity. At December 29, 2012 and December 31, 2011, the Company did not have any cash invested in overnight funds. Concentrations of credit risk on accounts receivable are limited due to the nature of the Company's receivables.

CABELA’S INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands Except Share and Per Share Amounts)

Fair Value of Financial Instruments – The carrying amount of cash and cash equivalents, accounts receivable, restricted cash, accounts payable, gift instruments (including credit card rewards and loyalty rewards programs), accrued expenses, short-term borrowings, and income taxes included in the consolidated balance sheets approximate fair value given the short-term nature of these financial instruments. Credit card loans are originated with variable rates of interest that adjust with changing market interest rates so the carrying value of the credit card loans, including the carrying value of deferred credit card origination costs, less the allowance for loan losses, approximates fair value. Time deposits are pooled in homogeneous groups, and the future cash flows of those groups are discounted using current market rates offered for similar products for purposes of estimating fair value. The fair value of the secured variable funding obligations of the Trust approximates the carrying value since these obligations can fluctuate daily based on the short-term operational needs with advances and pay downs at par value. The estimated fair value of secured long-term obligations of the Trust is based on future cash flows associated with each type of debt discounted using current borrowing rates for similar types of debt of comparable maturity. The estimated fair value of long-term debt is based on future cash flows associated with each type of debt discounted using current borrowing rates for similar types of debt of comparable maturity.

Comprehensive Income – Comprehensive income consists of net income, foreign currency translation adjustments, cash flow hedges, and unrealized gains and losses on available-for-sale economic development bonds, net of related income taxes.

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
On February 5, 2013, the FASB issued ASU No. 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, which adds additional disclosure requirements relating to the reclassification of items out of accumulated other comprehensive income.  This ASU is effective for the first quarter of 2013.
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
To protect investors, the securitization structures include certain features that could result in earlier-than-expected repayment of the securities, which could cause the Financial Services segment to sustain a loss of one or more of its retained interests and could prompt the need to seek alternative sources of funding. The primary investor protection feature relates to the availability and adequacy of cash flows in the securitized pool of loans to meet contractual requirements, the insufficiency of which triggers early repayment of the securities. The Financial Services segment refers to this as the early amortization feature.  Investors are allocated cash flows derived from activities related to the accounts comprising the securitized pool of loans, the amounts of which reflect finance charges collected, certain fee assessments collected, allocations of interchange, and recoveries on charged-off accounts.  These cash flows are considered to be restricted under the governing documents to pay interest to investors, servicing fees, and to absorb the investor's share of charge-offs occurring within the securitized pool of loans. Any cash flows remaining in excess of these requirements are reported to investors as excess spread.  An excess spread of less than zero percent for a contractually specified period, generally a three-month average, would trigger an early amortization event. Such an event could result in the Financial Services segment incurring losses related to its retained interests. In addition, if the retained interest in the loans of the Financial Services segment falls below the 5% minimum 20 day average and the Financial Services segment fails to add new accounts to the securitized pool of loans, an early amortization event would be triggered.  The investors have no recourse to the other assets of WFB for failure of debtors to pay other than for breaches of certain customary representations, warranties, and covenants. These representations, warranties, covenants, and the related indemnities do not protect the Trust or third party investors against credit-related losses on the loans.

Another feature, which is applicable to the notes issued from the Trust, is one in which excess cash flows generated by the transferred loans are held at the Trust for the benefit of the investors. This cash reserve account funding is triggered when the three-month average excess spread rate of the Trust decreases to below 4.50% or 5.50% (depending on the series) with increasing funding requirements as excess spread levels decline below preset levels or as contractually required by the governing documents. Similar to early amortization, this feature also is designed to protect the investors' interests from loss thus making the cash restricted.  Upon scheduled maturity or early amortization of a securitization, the Financial Services segment is required to remit principal payments received on the securitized pool of loans to the Trust which are restricted for the repayment of the investors' principal note. Credit card loans performed within established guidelines and no events which could trigger an early amortization occurred during the years ended 2012, 2011, and 2010.

The following table presents the components of the consolidated assets and liabilities of the Trust at the years ended:

	2012	2011
Consolidated assets:
Restricted credit card loans, net of allowance of $65,090 and $72,870	$3,458,043	$3,069,281
Restricted cash	17,292	18,296
Total	$3,475,335	$3,087,577

Consolidated liabilities:
Secured variable funding obligations	$325,000	$460,000
Secured long-term obligations	1,827,500	1,402,500
Interest due to third party investors	1,424	1,563
Total	$2,153,924	$1,864,063

CABELA’S INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands Except Share and Per Share Amounts)

5.    CREDIT CARD LOANS AND ALLOWANCE FOR LOAN LOSSES

The Financial Services segment grants individual credit card loans to its customers and is diversified in its lending with borrowers throughout the United States.
The following table reflects the composition of the credit card loans at the years ended:

	2012	2011

Restricted credit card loans of the Trust (restricted for repayment of secured borrowings of the Trust)	$3,523,133	$3,142,151
Unrestricted credit card loans	34,356	25,362
Total credit card loans	3,557,489	3,167,513
Allowance for loan losses and deferred credit card origination costs	(60,017)	(73,350)
Credit card loans, net	$3,497,472	$3,094,163
Allowance for Loan Losses:
The following table reflects the activity in the allowance for loan losses by credit card segment for the years ended:

		2012			2011
	Credit Card Loans	Restructured Credit Card Loans	Total Credit Card Loans	Credit Card Loans	Restructured Credit Card Loans	Total Credit Card Loans

Balance, beginning of year	$44,350	$29,000	$73,350	$52,000	$38,900	$90,900

Provision for loan losses	40,963	1,797	42,760	35,777	3,510	39,287

Charge-offs	(56,122)	(12,712)	(68,834)	(56,616)	(18,983)	(75,599)
Recoveries	13,409	4,915	18,324	13,189	5,573	18,762
Net charge-offs	(42,713)	(7,797)	(50,510)	(43,427)	(13,410)	(56,837)
Balance, end of year	$42,600	$23,000	$65,600	$44,350	$29,000	$73,350
Credit Quality Indicators, Delinquent, and Non-Accrual Loans:
The Financial Services segment segregates the loan portfolio into loans that have been restructured and other credit card loans in order to facilitate the estimation of the losses inherent in the portfolio as of the reporting date. The Financial Services segment uses the scores of Fair Isaac Corporation (“FICO”), a widely-used tool for assessing an individual's credit rating, as the primary credit quality indicator. The FICO score is an indicator of quality, with the risk of loss increasing as an individual's FICO score decreases. During the second quarter of 2012, the Financial Services segment incorporated a newer version of FICO that utilizes the same factors as the previous scoring model, but is more sensitive to utilization of available credit, delinquencies considered serious and frequent, and maintenance of various types of credit. Management of the Financial Services segment believes the newer version will enable us to improve our risk management decisions. The credit card loan segment was disaggregated into the following classes as reflected in the tables below based upon the loan's current FICO score. The Financial Services segment performed an analysis of the new FICO scores and the previous FICO scores to determine the proper FICO score cuts for each loan class in order to maintain comparability of credit risk to 2011. As a result of this analysis, as of June 30, 2012, the classes were changed from:

• 679 and below to 691 and below,
• 680 - 749 to 692 - 758, and
• 750 and above to 759 and above.

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

The table below provides information on non-accrual, past due, and restructured credit card loans by class using the respective fourth quarter FICO score at the years ended:

	FICO Score of Credit Card Loans Segment			Restructured Credit Card Loans Segment (1)
December 29, 2012:	691 and Below	692-758	759 and Above		Total

Credit card loan status:
Current	$453,894	$1,134,840	$1,856,587	$44,193	$3,489,514
1 to 29 days past due	17,901	11,558	10,094	4,304	43,857
30-59 days past due	6,060	1,004	203	1,811	9,078
60 or more days past due	11,416	189	43	3,392	15,040
Total past due	35,377	12,751	10,340	9,507	67,975
Total credit card loans	$489,271	$1,147,591	$1,866,927	$53,700	$3,557,489

90 days or more past due and still accruing	$6,118	$38	$4	$1,481	$7,641
Non-accrual	—	—	—	5,985	5,985

	FICO Score of Credit Card Loans Segment			Restructured Credit Card Loans Segment (1)
December 31, 2011:	679 and Below	680-749	750 and Above		Total

Credit card loan status:
Current	$379,156	$1,017,710	$1,649,558	$54,621	$3,101,045
1 to 29 days past due	15,509	10,856	9,045	5,175	40,585
30-59 days past due	6,091	1,310	307	2,601	10,309
60 or more days past due	10,645	297	94	4,538	15,574
Total past due	32,245	12,463	9,446	12,314	66,468
Total credit card loans	$411,401	$1,030,173	$1,659,004	$66,935	$3,167,513

90 days or more past due and still accruing	$10,645	$297	$94	$4,284	$15,320
Non-accrual	—	—	—	6,441	6,441

(1)	Specific allowance for loan losses of $23,000 and $29,027 at December 29, 2012, and December 31, 2011, respectively, are included in allowance for loan losses.

CABELA’S INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands Except Share and Per Share Amounts)

6.     PROPERTY AND EQUIPMENT
Property and equipment consisted of the following at the years ended:

	Depreciable Life in Years
		2012	2011

Land and improvements	Up to 20	$185,916	$169,839
Buildings and improvements	7 to 40	640,666	549,793
Furniture, fixtures and equipment	3 to 15	551,904	516,323
Assets held under capital lease	Up to 30	13,255	14,363
Property and equipment		1,391,741	1,250,318
Less accumulated depreciation and amortization		(473,847)	(413,993)
		917,894	836,325
Construction in progress		103,762	30,574
		$1,021,656	$866,899
7.     SECURITIES
Economic development bonds, which are all classified as available-for-sale, consisted of the following at the years ended:

		Gross Unrealized Gains	Gross Unrealized Losses
	Amortized Cost			Fair Value

December 29, 2012	$74,545	$10,496	$—	$85,041

December 31, 2011	$81,881	$4,682	$—	$86,563
The carrying value and fair value of these securities classified by estimated maturity based on expected future cash flows at the end of 2012 were as follows:

	Amortized Cost	Fair Value

For the fiscal years ending:
2013	$1,976	$2,252
2014	2,779	3,210
2015	2,582	3,039
2016	2,647	3,127
2017	2,127	2,581
2018 - 2022	21,069	24,269
2023 and thereafter	41,365	46,563
	$74,545	$85,041
Interest earned on the securities totaled $4,931, $6,143, and $6,256, for 2012, 2011, and 2010, respectively. There were no realized gains or losses on these securities in 2012, 2011, or 2010.

CABELA’S INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands Except Share and Per Share Amounts)

8.     PREPAID EXPENSES AND OTHER ASSETS

Prepaid expenses and other assets (current and long-term) consisted of the following at the years ended:

	2012	2011
Prepaid expenses and other current assets:
Deferred catalog costs	$7,713	$13,235
Interest and notes receivable	9,133	14,825
Financial Services segment - Visa interchange funding	50,929	59,392
Financial Services segment - accrued interest and other receivables	39,842	34,822
Other	25,077	24,205
	$132,694	$146,479
Other assets:
Long-term notes and other receivables	$10,723	$8,082
Financial Services segment - deferred financing costs	6,950	9,962
Goodwill	3,535	3,450
Held to maturity investments	1,940	2,680
Intangible assets, net	558	952
Other	5,284	5,509
	$28,990	$30,635
9.     ACCRUED EXPENSES
Accrued expenses consisted of the following at the years ended:

	2012	2011

Accrued employee compensation and benefits	$67,612	$57,850
Accrued property, sales, and other taxes	29,505	25,383
Deferred revenue and accrued sales returns	29,275	25,951
Accrued interest	8,516	9,007
Accrued credit card fees	6,237	5,675
Other	39,761	19,829
	$180,906	$143,695
10.     OTHER LONG-TERM LIABILITIES

Other long-term liabilities consisted of the following at the years ended:

	2012	2011

Unrecognized tax benefits and accrued interest	$44,948	$43,897
Deferred rent expense and tenant allowances	34,290	34,703
Deferred grant income	14,324	17,108
Other long term liabilities	2,400	2,743
	$95,962	$98,451

CABELA’S INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands Except Share and Per Share Amounts)

11.     TIME DEPOSITS

The Financial Services segment accepts time deposits only in amounts of at least one hundred thousand dollars. All time deposits are interest bearing. The aggregate amount of time deposits, net of brokered fees, by maturity at the end of 2012 was as follows:

2013	$367,350
2014	297,628
2015	199,314
2016	152,078
2017	26,164
Thereafter	5,484
1,048,018
Less current maturities	(367,350)
Deposits classified as non-current liabilities	$680,668
Time deposits include brokered institutional certificates of deposit totaling $1,032,817 and $963,909 at the end of 2012 and 2011, respectively.

12.    BORROWINGS OF FINANCIAL SERVICES SEGMENT

The obligations of the Trust are secured borrowings backed by restricted credit card loans. The following table presents, as of December 29, 2012, and December 31, 2011, a summary of the secured fixed and variable rate long-term obligations of the Trust, the expected maturity dates, and the respective weighted average interest rates.

At December 29, 2012:
Series	Expected Maturity Date	Fixed Rate Obligations	Interest Rate	Variable Rate Obligations	Interest Rate	Total Obligations	Interest Rate

Series 2010-I	January 2015	$—	—%	$255,000	1.66%	$255,000	1.66%
Series 2010-II	September 2015	127,500	2.29	85,000	0.91	212,500	1.74
Series 2011-II	June 2016	155,000	2.39	100,000	0.81	255,000	1.77
Series 2011-IV	October 2016	165,000	1.90	90,000	0.76	255,000	1.50
Series 2012-I	February 2017	275,000	1.63	150,000	0.74	425,000	1.32
Series 2012-II	June 2017	300,000	1.45	125,000	0.69	425,000	1.23

Total secured obligations		1,022,500		805,000		1,827,500
Less: current maturities		—		—		—

Secured long-term obligations of the Trust, less current maturities		$1,022,500		$805,000		$1,827,500

CABELA’S INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands Except Share and Per Share Amounts)

At December 31, 2011:
Series	Expected Maturity Date	Fixed Rate Obligations	Interest Rate	Variable Rate Obligations	Interest Rate	Total Obligations	Interest Rate

Series 2009-I	March 2012	—	—%	425,000	2.28%	$425,000	2.28%
Series 2010-I	January 2015	—	—	255,000	1.73	255,000	1.73
Series 2010-II	September 2015	127,500	2.29	85,000	0.98	212,500	1.77
Series 2011-II	June 2016	155,000	2.39	100,000	0.88	255,000	1.80
Series 2011-IV	October 2016	165,000	1.90	90,000	0.83	255,000	1.52

Total secured obligations		447,500		955,000		1,402,500
Less: current maturities		—		(425,000)		(425,000)

Secured long-term obligations of the Trust, less current maturities		$447,500		$530,000		$977,500
The Trust also issues variable funding facilities which are considered secured borrowings backed by restricted credit card loans. The Trust renewed one variable funding facility in the amount of $225,000 on March 23, 2012. At December 29, 2012, the Trust had three variable funding facilities with $875,000 in available capacity and $325,000 outstanding.  The variable funding facilities are scheduled to mature in March 2014, September 2014, and March 2015. Each of these variable funding facilities includes an option to renew. Variable rate note interest is priced at a benchmark rate, London Interbank Offered Rate, or commercial paper rate, plus a spread, which ranges from 0.50% to 0.85%.  The variable rate notes provide for a fee ranging from 0.25% to 0.40% on the unused portion of the facilities.  During the year ended December 29, 2012, and December 31, 2011, the daily average balance outstanding on these notes was $142,077 and $91,789, with a weighted average interest rate of 0.78% and 0.80%, respectively.
The Trust sold asset-backed notes of $500,000 (Series 2012-I) and $500,000 (Series 2012-II) on March 7, 2012, and June 27, 2012, respectively.  Each securitization transaction included the issuance of $425,000 of Class A notes and three subordinated classes of notes in the aggregate principal amount of $75,000.  The Financial Services segment retained each of the subordinated classes of notes which were eliminated in the preparation of our consolidated financial statements.  Each class of notes issued in these securitization transactions has an expected life of approximately five years and a contractual maturity of approximately eight years.  These securitization transactions were used to refinance asset-backed notes issued by the Trust that matured during 2012 and to fund the growth in restricted credit card loans.

The Financial Services segment has unsecured federal funds purchase agreements with two financial institutions.  The maximum amount that can be borrowed is $85,000. There were no amounts outstanding at December 29, 2012 or December 31, 2011.  During 2012 and 2011, the daily average balance outstanding was $462 and $90, respectively, with a weighted average rate of 0.75% for both years.

13.     REVOLVING CREDIT FACILITIES

The Company has a credit agreement providing for a $415,000 revolving credit facility that expires on November 2, 2016. The unsecured $415,000 revolving credit facility permits the issuance of letters of credit up to $100,000 and swing line loans up to $20,000. This credit facility may be increased to $500,000 subject to certain terms and conditions.
No amounts were outstanding under our credit agreement at December 29, 2012, and December 31, 2011. During 2012 and 2011, the daily average principal balance outstanding on the lines of credit was $43,141 and $82,495, respectively, and the weighted average interest rate was 1.61% and 1.21%, respectively. Letters of credit and standby letters of credit totaling $22,143 and $14,692, respectively, were outstanding at the end of 2012 and 2011. The daily average outstanding amount of total letters of credit during 2012 and 2011 was $15,418 and $11,578, respectively.

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

In addition, our unsecured senior notes contain various covenants and restrictions that are usual and customary for transactions of this type. Also, the debt agreements contain cross default provisions to other outstanding credit facilities. In the event that we failed to comply with these covenants, a default would trigger and all principal and outstanding interest would immediately be due and payable. At December 29, 2012 and December 31, 2011, we were in compliance with all financial covenants under our credit agreements and unsecured notes. We anticipate that we will continue to be in compliance with all financial covenants under our credit agreements and unsecured notes through at least the next 12 months.

At December 29, 2012, the Company was in compliance with the financial covenant requirements of its $415,000 credit agreement with a fixed charge coverage ratio of 9.67 to 1, a leverage ratio of 0.92 to 1, and a consolidated net worth that was $332,843 in excess of the minimum.
The credit agreement includes a dividend provision limiting the amount that Cabela’s could pay to stockholders, which at December 29, 2012, was not in excess of $180,529. The agreement also has a provision permitting acceleration by the lenders in the event there is a change in control, as defined. In addition, the credit agreement contains cross default provisions to other outstanding debt. In the event that the Company fails to comply with these covenants, a default is triggered. In the event of default, all outstanding letters of credit and all principal and outstanding interest would immediately become due and payable. The Company was in compliance with all financial debt covenants at December 29, 2012, and December 31, 2011.
The Company also had a credit agreement for its operations in Canada providing for a $15,000 Canadian ("CAD") unsecured revolving credit facility through June 30, 2013. This credit agreement was terminated January 31, 2013. There were no amounts outstanding at December 29, 2012, or December 31, 2011.
Advances made pursuant to the $415,000 credit agreement are classified as long-term debt. This agreement does not contain limitations regarding the pay downs of revolving loans advanced; therefore, advances made prior to November 2, 2015, pursuant to this agreement are considered long-term in nature.

CABELA’S INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands Except Share and Per Share Amounts)

14.     LONG-TERM DEBT AND CAPITAL LEASES

Long-term debt and capital leases consisted of the following at the years ended:

	2012	2011

Unsecured notes due 2016 with interest at 5.99%	$215,000	$215,000
Unsecured senior notes due 2017 with interest at 6.08%	60,000	60,000
Unsecured senior notes due 2012-2018 with interest at 7.20%	48,857	57,000
Capital lease obligations payable through 2036	12,678	12,922
Total debt	336,535	344,922
Less current portion of debt	(8,402)	(8,387)
Long-term debt, less current maturities	$328,133	$336,535

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
In addition, the debt contains cross default provisions to other outstanding credit facilities. In the event that the Company failed to comply with these covenants, a default would trigger and all principal and outstanding interest would immediately be due and payable. At December 29, 2012, and December 31, 2011, the Company was in compliance with all financial covenants under the credit agreements and unsecured notes. We anticipate that we will continue to be in compliance with all financial covenants under our credit agreements and unsecured notes through at least the next 12 months.

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

Aggregate expected maturities of long-term debt and scheduled capital lease payments for the years shown are as follows:

	Scheduled Capital Lease Payments	Long-Term Debt Maturities

2013	$1,000	$8,143
2014	1,000	8,143
2015	1,000	8,143
2016	1,000	223,143
2017	1,000	68,143
Thereafter	18,500	8,142
	23,500	323,857
Capital lease amount representing interest	(10,822)
Present value of net scheduled lease payments	$12,678	12,678
Total long-term debt and capital leases		$336,535

CABELA’S INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands Except Share and Per Share Amounts)

15.    IMPAIRMENT AND RESTRUCTURING CHARGES

Impairment and restructuring charges consisted of the following for the years ended:

	2012	2011	2010
Impairment losses relating to:
Land held for sale	$17,694	$4,617	$1,834
Property, equipment, and other assets	1,321	154	3,792
Accumulated amortization of deferred grant income	1,309	6,538	—
	20,324	11,309	5,626
Restructuring charges for severance and related benefits	—	935	—
Total	$20,324	$12,244	$5,626
Long-lived assets of the Company are evaluated for possible impairment (i) whenever changes in circumstances may indicate that the carrying value of an asset may not be recoverable and (ii) at least annually for recurring fair value measurements and for those assets not subject to amortization. In 2012, 2011, and 2010, the Company evaluated the recoverability of land held for sale, economic development bonds, property (including existing store locations and future retail store sites), equipment, goodwill, and other intangible assets.
Land Held for Sale:
In December 2012, the Company received an appraisal report that updated the value from a previous appraisal on one property held for sale. Results from the 2012 appraisal report concluded that the carrying value was higher than the estimated fair value, resulting in an impairment loss. This 2012 appraisal was based on the sales comparison approach to estimate the “as-is” fee simple market value of the subject property. This approach involved a process in which a market value estimate was derived from analyzing the market for similar properties that have sold or that are available for sale (Level 2 inputs). In the fourth quarter of 2012, the Company also impaired a second property held for sale based on an arms-length sales contract of adjoining land anticipated to close in mid-2013 (Level 2 inputs). In 2011, the Company wrote down the carrying value of certain land held for sale properties based on signed agreements for their sale. The Company recognized impairment losses totaling $17,694, $4,617, and $1,834 in 2012, 2011, and 2010, respectively. Local economic trends, government regulations, and other restrictions where we own properties may impact management projections that could change undiscounted cash flows in future periods which could trigger possible future write downs.
Economic Development Bonds:
In the fourth quarter of 2012, the Company received information on one project that the development will be delayed thus reducing the amount expected to be received and delaying the timing of projected cash flows. Therefore, the fair value of this economic development bond was determined to be below carrying value, with the decline in fair value deemed to be other than temporary. In the fourth quarter of 2011, the Company received information on three projects that development was either delayed or that actual tax revenues were lower than estimated, thus reducing the amount expected to be received and delaying the timing of projected cash flows. Therefore, the discounted cash flows indicated that the fair values of these three economic development bonds were below carrying value, with the decline in fair value deemed to be other than temporary. These fair value adjustments totaling $5,030 and $24,314 in 2012 and 2011, respectively, reduced the carrying value of the economic development bond portfolio at the end of 2012 and 2011 and resulted in corresponding reductions in deferred grant income. These reductions in deferred grant income resulted in increases in depreciation expense of $1,309 and $6,538 in 2012 and 2011, respectively, which have been included in impairment and restructuring charges in the consolidated statements of income. The discounted cash flow models for the Company's other bonds did not result in other-than-temporary impairments. In 2010, none of the bonds with a fair value below carrying value were deemed to have other than a temporary impairment. At the end of 2012 and 2011, the cumulative amount of impairment adjustments that were made to deferred grant income, which has been recorded as a reduction of property and equipment, was $38,656 and $33,626, respectively. These impairment adjustments made to deferred grant income resulted from events or changes in circumstances that indicated the amount of deferred grant income may not be recovered or realized in cash through collection, sales, or other proceeds from the economic development bonds.

CABELA’S INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands Except Share and Per Share Amounts)

In 2011, the Company incurred charges totaling $935 for severance and related benefits primarily from outplacement costs and a voluntary retirement plan. All impairment and restructuring charges were recorded to the Corporate Overhead and Other segment.

16.     INTEREST (EXPENSE) INCOME, NET

Interest expense, net of interest income, consisted of the following for years ended:

	2012	2011	2010

Interest expense	$(22,969)	$(24,580)	$(27,606)
Capitalized interest	2,798	126	124
Interest income	48	27	40
	$(20,123)	$(24,427)	$(27,442)
17.     INCOME TAXES

For financial reporting purposes, income before taxes includes the following components:

	2012	2011	2010

Federal	$164,433	$127,662	$89,815
Foreign	97,281	86,805	76,865
	$261,714	$214,467	$166,680
The provision for income taxes consisted of the following for the years ended:

	2012	2011	2010
Current:
Federal	$79,997	$19,969	$22,338
State	7,397	2,650	769
Foreign	16,279	14,155	12,007
	103,673	36,774	35,114
Deferred:
Federal	(16,145)	32,932	18,614
State	121	2,365	1,196
Foreign	552	(224)	(403)
	(15,472)	35,073	19,407
	$88,201	$71,847	$54,521

CABELA’S INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands Except Share and Per Share Amounts)

A reconciliation of the statutory federal income tax rate to the effective income tax rate was as follows for the years ended:

	2012	2011	2010

Statutory federal rate	35.0%	35.0%	35.0%
State income taxes, net of federal tax benefit	1.9	1.6	2.7
Other nondeductible items	0.7	0.2	0.5
Tax exempt interest income	(0.5)	(0.7)	(0.3)
Rate differential on foreign income	(3.8)	(4.5)	(3.1)
Change in unrecognized tax benefits	0.4	1.1	0.2
Deferred income tax rate change	0.4	0.8	—
Other, net	(0.4)	—	(2.3)
	33.7%	33.5%	32.7%

CABELA’S INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands Except Share and Per Share Amounts)

Deferred tax assets and liabilities consisted of the following for the years ended:

	2012	2011
Deferred tax assets:
Deferred compensation	$11,367	$11,259
Deferred revenue	5,429	3,726
Reserve for returns	5,777	4,782
Accrued expenses	21,928	13,783
Gift certificates liability	7,331	6,803
Allowance for loans losses and doubtful accounts	24,962	28,465
Loyalty rewards programs	31,881	27,962
Other	3,277	4,409
	111,952	101,189
Deferred tax liabilities:
Prepaid expenses	10,610	12,687
Property and equipment	61,138	73,478
Inventories	2,080	2,497
Credit card loan fee deferral	32,390	30,644
U.S. income tax on foreign earnings	8,973	3,050
Economic development bonds	3,674	1,565
Other	3,012	555
	121,877	124,476
Net deferred tax (asset) liability	9,925	23,287
Less current deferred income taxes	(646)	(3,080)
Long-term deferred income taxes	$10,571	$26,367
The Company has not provided United States income taxes and foreign withholding taxes on the portion of undistributed earnings of foreign subsidiaries that the Company considers to be indefinitely reinvested outside of the United States as of the end of year 2012. If these foreign earnings were to be repatriated in the future, the related United States tax liability may be reduced by any foreign income taxes previously paid on these earnings. As of the year ended 2012, the cumulative amount of earnings upon which United States income taxes have not been provided is approximately $122,000. If those earnings were not considered indefinitely invested the Company estimates that an additional income tax expense of approximately $26,000 would be recorded.
As of December 29, 2012, cash and cash equivalents held by our foreign subsidiaries totaled $28,360. Our intent is to permanently reinvest a portion of these funds outside the United States for capital expansion and to repatriate a portion of these funds. Based on our current projected capital needs and the current amount of cash and cash equivalents held by our foreign subsidiaries, we do not anticipate incurring any material tax costs beyond our accrued tax position in connection with any repatriation, but we may be required to accrue for unanticipated additional tax costs in the future if our expectations or the amount of cash held by our foreign subsidiaries change.
The Company paid $15,000 and $38,418 as a deposit for federal taxes related to prior period uncertain tax positions in 2012 and 2011, respectively. The deposit is classified as a current asset netted within income taxes receivable and deferred income taxes in the consolidated balance sheet.

CABELA’S INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands Except Share and Per Share Amounts)

The reconciliation of unrecognized tax benefits, the balance of which is classified as other long-term liabilities in the consolidated balance sheet, was as follows for the years ended:

	2012	2011	2010

Unrecognized tax benefits, beginning of year	$37,608	$43,198	$2,989
Gross decreases related to prior period tax positions	(2,369)	(12,705)	(1,660)
Gross increases related to prior period tax positions	49	855	33,669
Gross increases related to current period tax positions	4,964	6,260	8,200
Gross decreases related to current period tax positions	(1,000)	—	—
Unrecognized tax benefits, end of year	$39,252	$37,608	$43,198
The Company's policy is to accrue interest expense, and penalties as appropriate, on estimated unrecognized tax benefits as a charge to interest expense in the consolidated statements of income. The Company recorded a net credit to interest expense of $592 and $3,684 in 2012 and 2010, respectively. The Company recorded net interest expense of $798 in 2011. The net credits in 2012 and 2010 were due to the gross decrease of certain unrecognized tax benefits. No penalties were accrued. The liability for estimated interest on unrecognized tax benefits totaling $5,696 and $6,290 at the end of 2012 and 2011, respectively, is included in other long-term liabilities in the consolidated balance sheet. The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate is $5,727.
The Internal Revenue Service ("IRS") commenced its examination of the Company's 2007 and 2008 tax years in early 2010. The IRS also commenced examination of the Company's 2009 and 2010 tax years in early 2012. Later in 2012, the IRS issued a revenue agent report summarizing its determination of the adjustments required to the 2007 and 2008 income tax returns. The Company disagrees with the adjustments made by the IRS in their revenue agent report and has filed an appeal. The Company does not expect the appeals process for the 2007 and 2008 tax years or the examination and related appeal for the 2009 and 2010 tax years to be completed within the next 12 months. The Company has reserved for potential adjustments to the provision for income taxes that may result from examinations by the tax authorities and the Company believes that the final outcome of these examinations or agreements will not have a material effect on results of operations.
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
The Company files income tax returns in the United States, Canada, Hong Kong, and various states. The tax years 2007 through 2011 remain open to examination by major taxing jurisdictions to which Cabela’s is subject.

CABELA’S INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands Except Share and Per Share Amounts)

18.     COMMITMENTS AND CONTINGENCIES

The Company leases various buildings, computer and other equipment, and storage space under operating leases which expire on various dates through January 2037. Rent expense on these leases as well as other month to month rentals was $13,605, $9,541, and $7,506, for 2012, the 2011, and 2010, respectively.
The following is a schedule of future minimum rental payments under operating leases at December 29, 2012:

For the fiscal years ending:
2013	$11,896
2014	12,392
2015	11,924
2016	11,191
2017	11,038
Thereafter	150,961
$209,402
The Company leases certain retail store locations. Certain of these leases include tenant allowances that are amortized over the life of the lease. In 2012 and 2011, no tenant allowances were received. The Company expects to receive $4,200 in tenant allowances under leases during 2013. Certain leases require the Company to pay contingent rental amounts based on a percentage of sales, in addition to real estates taxes, insurance, maintenance, and other operating expenses associated with the leased premises. These leases have terms which include renewal options ranging from 10 to 70 years.

The Company has entered into real estate purchase, construction, and/or economic development agreements for various new retail store site locations. At December 29, 2012, the Company had total estimated cash commitments of approximately $201,800 outstanding for projected expenditures connected with the development, construction, and completion of new retail stores. This does not include any amounts for contractual obligations associated with retail store locations where the Company is in the process of certain negotiations.

Under various grant programs, state or local governments provide funding for certain costs associated with developing and opening a new retail store. The Company generally receives grant funding in exchange for commitments, such as assurance of agreed employment and wage levels at the retail store or that the retail store will remain open, made by the Company to the state or local government providing the funding. The commitments typically phase out over approximately five to 10 years. If the Company failed to maintain the commitments during the applicable period, the funds received may have to be repaid or other adverse consequences may arise, which could affect the Company's cash flows and profitability. At December 29, 2012, and December 31, 2011, the total amount of grant funding subject to a specific contractual remedy was $7,257 and $9,930, respectively.

The Company operates an open account document instructions program, which provides for Cabela's-issued letters of credit. The Company had obligations to pay participating vendors $55,455 and $40,074, at December 29, 2012, and December 31, 2011, respectively.

The Financial Services segment enters into financial instruments with off-balance sheet risk in the normal course of business through the origination of unsecured credit card loans. Unsecured credit card accounts are commitments to extend credit and totaled $20,976,000 and $20,235,000 at December 29, 2012, and December 31, 2011, respectively. These commitments are in addition to any current outstanding balances of a cardholder. Unsecured credit card loans involve, to varying degrees, elements of credit risk in excess of the amount recognized in the consolidated balance sheets. The principal amounts of these instruments reflect the Financial Services segment’s maximum related exposure. The Financial Services segment has not experienced and does not anticipate that all customers will exercise the entire available line of credit at any given point in time. The Financial Services segment has the right to reduce or cancel the available lines of credit at any time.

CABELA’S INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands Except Share and Per Share Amounts)

Proposed Settlement of Visa Litigation – In June 2005, a number of entities, each purporting to represent a class of retail merchants, sued Visa and several member banks, and other credit card associations, alleging, among other things, that Visa and its member banks have violated United States antitrust laws by conspiring to fix the level of interchange fees. On July 13, 2012, the parties to this litigation announced that they had entered into a memorandum of understanding, which subject to certain conditions, including court approval, obligates the parties to enter into a settlement agreement to resolve the claims brought by the class members. On November 9, 2012, the settlement received preliminary court approval. The settlement agreement requires, among other things, (i) the distribution to class merchants of an amount equal to 10 basis points of default interchange across all credit rate categories for a period of eight consecutive months, which otherwise would have been paid to issuers like WFB, (ii) Visa to change its rules to allow merchants to charge a surcharge on credit card transactions subject to a cap, and (iii) Visa to meet with merchant buying groups that seek to negotiate interchange rates collectively. To date, WFB has not been named as a defendant in any credit card industry lawsuits. Management believes that the 10 basis point reduction of default interchange across all credit rate categories for a period of eight consecutive months would result in a reduction of interchange income of approximately $12,500 in the Financial Services segment. Accordingly, the Company has recorded a liability of $12,500 as of December 29, 2012, to accrue for such proposed settlement, as a reduction of interchange income in the Financial Services segment.

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

Self-Insurance – The Company is self-insured for health claims and workers’ compensation claims up to a certain stop loss amount per individual. The Company has a liability for health claims submitted and for those claims incurred prior to year end but not yet reported totaling $3,856 and $3,529 at the end of 2012 and 2011, respectively. The Company also has a liability for workers’ compensation claims submitted and for those claims incurred prior to year end but not yet reported totaling $4,064 and $4,674 at the end of 2012 and 2011, respectively. These liabilities are included in accrued expenses in the consolidated balance sheet.

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
As of December 31, 2012 and 2011, the most recent notification from the Federal Deposit Insurance Corporation categorized WFB as "well-capitalized" under the regulatory framework for prompt corrective action. To be categorized as "well-capitalized" WFB must maintain certain amounts and ratios as set forth in the following table. There are no conditions or events since that notification that management believes have changed the institution’s category.

	Actual		Capital Requirements to be Classified Adequately-Capitalized		Capital Requirements to be Classified Well-Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
2012:
Total Capital to Risk-Weighted Assets	$440,927	12.0%	$295,081	8.0%	$368,852	10.0%
Tier I Capital to Risk-Weighted Assets	394,580	10.7	147,541	4.0	221,311	6.0
Tier I Capital to Average Assets	394,580	11.2	140,664	4.0	175,830	5.0
2011:
Total Capital to Risk-Weighted Assets	$388,370	11.8%	$262,770	8.0%	$328,462	10.0%
Tier I Capital to Risk-Weighted Assets	346,914	10.6	131,385	4.0	197,077	6.0
Tier I Capital to Average Assets	346,914	10.8	128,186	4.0	160,233	5.0

20.     STOCK BASED COMPENSATION PLANS AND EMPLOYEE BENEFIT PLANS

Stock-Based Compensation - The Company recognized total stock-based compensation expense of $13,733, $12,911, and $11,198 in 2012, 2011, and 2010, respectively. Compensation expense related to the Company's stock-based payment awards is recognized in selling, distribution, and administrative expenses in the consolidated statements of income. Compensation cost for awards is recognized using a straight-line amortization method over the vesting period. At December 29, 2012, the total unrecognized deferred stock-based compensation balance for all equity awards issued, net of expected forfeitures, was $13,660, net of tax, which is expected to be amortized over a weighted average period of 2.1 years.

The fair value of options granted is estimated on the date of the grant using the Black-Scholes option pricing model. The expected volatility for 2012, 2011, and 2010 was based on the historical volatility of the Company's common stock. The fair value of options in the years presented was estimated using the Black-Scholes model with the following weighted average assumptions:

	2012	2011	2010

Risk-free interest rate based on the U.S. Treasury yield curve	0.84%	1.52 to 2.16%	2.26 to 2.35%
Dividend yield	—	—	—
Expected volatility	48%	46%	45 to 46%
Weighted average expected life (in years)	4.7	5.0	5.0
Weighted average grant date fair value of options granted	$15.72	$11.30	$7.02

CABELA’S INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands Except Share and Per Share Amounts)

Employee Stock Plans – The Cabela’s Incorporated 2004 Stock Plan ("the 2004 Plan") provides for the granting of non-qualified stock options, incentive stock options, stock appreciation rights, restricted stock, restricted stock units, and other stock-based awards to employees, directors, and consultants. Options granted under the 2004 Plan have a term of no greater than ten years from the grant date and are exercisable in accordance with the vesting schedule determined at the time the awards are granted. As of December 29, 2012, excluding restricted stock of 37,108, there were 3,719,474 awards outstanding and 1,940,486 additional shares authorized and available for grant under the 2004 Plan. To the extent available, the Company will issue its treasury shares for the exercise of stock options before issuing new shares. The Company has no options outstanding under its 1997 Stock Option Plan and no shares available for grant.

Option Awards. During 2012, there were 229,540 non-qualified stock options granted to employees under the 2004 Plan at an exercise price of $35.17 per share and 18,000 non-qualified stock options granted to non-employee directors at an exercise price of $34.44 per share. These options have an eight-year term and vest over four years for employees and one year for non-employee directors. In addition, the Company issued 64,000 premium-priced non-qualified stock options to its President and Chief Executive Officer under the 2004 Plan at an exercise price of $40.45 (which is equal to 115% of the closing price of the Company's common stock on March 2, 2012). The premium-priced non-qualified stock options vest in three equal annual installments beginning on March 2, 2017, and expire on March 2, 2020.

Nonvested Stock and Stock Unit Awards. During 2012, the Company issued 424,990 units of nonvested stock under the 2004 Plan to employees at a weighted average fair value of $35.90 per unit. These nonvested stock units vest evenly over four years on the grant date anniversary based on the passage of time. On March 2, 2012, the Company also issued 64,000 units of performance-based restricted stock units under the 2004 Plan to certain executives at a fair value of $35.17 per unit. These performance-based restricted stock units will begin vesting in four equal installments on March 2, 2013, since the performance criteria was achieved.

Restricted Stock Awards. In 2008, 111,324 shares of restricted stock were issued to two executives under the 2004 Plan. The stock price on the date of grant was $10.48 per share resulting in a fair value of $1,167 of deferred compensation which is being amortized to compensation expense over a five-year period. Compensation expense related to these restricted stock awards, which is included in total stock-based compensation expense, was $233 in each year 2012, 2011, and 2010. The remaining 37,108 shares of restricted stock will vest on July 7, 2013.

The following table summarizes award activity during 2012 for the Company's two stock plans:

		All Awards		Non-Vested Awards
	Awards Available for Grant		Weighted Average Exercise Price		Weighted Average Grant Date Fair Value
		Number of Awards (1)		Number of Awards (1)

Outstanding, beginning of year	2,682,550	5,191,128	$13.92	1,776,198	$13.50
Granted	(800,530)	800,530	14.09	800,530	27.94
Vested	—	(579,015)		(993,639)	10.79
Exercised	—	(1,634,703)	17.85
Forfeited (2)	58,466	(58,466)	4.34	(58,146)	23.80
Outstanding, end of year (3)	1,940,486	3,719,474	14.55	1,524,943	21.67

(1)	Excludes restricted stock awards issued in July 2008.

(2)	Options forfeited under the 2004 Plan are immediately available for grant.

(3)
Total awards outstanding under the 2004 Plan at the end of 2012 were comprised of 2,752,963 of non-qualified stock options, 826,185 of nonvested stock awards, and 140,326 of performance based stock awards.

CABELA’S INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands Except Share and Per Share Amounts)

The following table provides information relating to the Company's equity share-based payment awards at December 29, 2012:

					Weighted Average Remaining Contractual Life (in Years)
		Weighted Average Exercise Price	Weighted Average Fair Value	Aggregate Intrinsic Value
	Number of Awards

Vested and exercisable	2,194,531	$17.00	$23.74	$52,094	3.32
Non-vested	1,524,943	11.02	21.67	45,315	6.47
Total outstanding	3,719,474	14.55	13.21	$97,409	4.61
Expected to vest after December 29, 2012	3,580,099	14.55		$93,772	4.52
The aggregate intrinsic value of awards exercised was $53,198, $26,775, and $8,493 during 2012, 2011, and 2010, respectively. The total fair value of shares vested was $10,721, $11,759, and $7,286 in 2012, 2011, and 2010, respectively. Based on the Company's closing stock price of $40.74 as of December 29, 2012, the total number of in-the-money awards exercisable as of December 29, 2012, was 2,194,531.

The equity share-based payment awards outstanding and exercisable as of December 29, 2012, were in the following exercise price ranges:

Awards Outstanding				Awards Exercisable
			Average Remaining Contractual Life (in Years)
		Weighted Average Exercise Price			Weighted Average Exercise Price

Exercise Price	Number			Number

$ 0.00 to $ 6.74	966,511	$—	6.46	—	$—
$ 6.75 to $13.48	494,388	9.66	3.41	494,388	9.66
$13.49 to $20.23	1,321,366	17.48	3.48	1,221,304	17.58
$20.24 to $26.97	624,804	23.96	3.89	474,839	23.08
$26.98 to $33.71	4,000	27.26	1.58	4,000	27.26
$33.72 to $40.45	308,405	36.22	7.06	—	—
	3,719,474	14.55	4.61	2,194,531	17.00
Employee Stock Purchase Plan – The maximum number of shares of common stock available for issuance under the Company's Employee Stock Purchase Plan is 1,835,000. During 2012, there were 81,254 shares issued. At December 29, 2012, there were 663,582 shares authorized and available for issuance.

401(k) Savings Plan – All employees are eligible to defer up to 80% of their wages in Cabela’s 401(k) savings plan, subject to certain limitations. The Company matches 100% of eligible employee deferrals up to 4% of eligible wages. For eligible employees hired prior to January 1, 2009, the Company may also contribute a 2% discretionary matching contribution. Total expense for employer contributions was $9,709, $9,187, and $8,478 in 2012, 2011, and 2010, respectively.

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

Retained Earnings – The most significant restrictions on the payment of dividends are contained within the covenants under the Company's revolving credit and unsecured senior notes purchase agreements. Also, Nebraska banking laws govern the amount of dividends that WFB can pay to Cabela’s. At December 29, 2012, the Company had unrestricted retained earnings of $180,529 available for dividends. However, the Company has never declared or paid any cash dividends on its common stock, and does not anticipate paying any cash dividends in the foreseeable future.

Accumulated Other Comprehensive Income – The components of accumulated other comprehensive income, net of related taxes, are as follows for the years ended:

	2012	2011

Accumulated net unrealized holding gains on economic development bonds	$6,823	$3,044
Accumulated net unrealized holding loss on derivatives	(1)	(138)
Cumulative foreign currency translation adjustments	(1,280)	(175)
Total accumulated other comprehensive income	$5,542	$2,731

CABELA’S INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands Except Share and Per Share Amounts)

Treasury Stock - On August 23, 2011, the Company's Board of Directors authorized a share repurchase program that provides for share repurchases on an ongoing basis to offset dilution resulting from equity awards under the Company's current or future equity compensation plans. These shares can be repurchased from time to time in open market transactions or privately negotiated transactions at the Company's discretion, subject to market conditions, customary blackout periods, and other factors. The share repurchase program does not obligate the Company to repurchase any outstanding shares of its common stock, and the program may be limited or terminated at any time. On February 16, 2012, the Company announced that it would repurchase up to 800,000 shares of its common stock in open market transactions through February 2013. These shares were repurchased in the second quarter of 2012.

The following table reconciles the share activity relating to the Company's treasury stock for the years ended:

	2012	2011
Number of treasury shares:

Balance, beginning of period	800,935	—
Purchase of treasury stock at a cost of $28,977 and $20,287 (1)	816,057	814,495
Treasury shares issued on exercise of stock options and share-based payment awards	(1,124,578)	(13,560)
Balance, end of period	492,414	800,935

(1)
Reflects common stock withheld (under the terms of grants pursuant to a stock compensation plan) totaling 16,057 shares and 14,495 shares, respectively, to offset tax withholding obligations upon the vesting and release of restricted shares on July 7, 2012 and 2011.

22.     EARNINGS PER SHARE

The following table reconciles the number of shares utilized in the earnings per share calculations for the years ended:

	2012	2011	2010
Weighted average number of shares:
Common shares – basic	69,856,258	69,194,663	67,791,782
Effect of incremental dilutive securities:
Stock options, nonvested stock units, and employee stock purchase plans	1,853,615	2,079,579	1,294,751
Common shares – diluted	71,709,873	71,274,242	69,086,533
Stock options outstanding and nonvested stock units issued considered anti-dilutive excluded from calculation	—	228,545	2,571,955

CABELA’S INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands Except Share and Per Share Amounts)

23.     SUPPLEMENTAL CASH FLOW INFORMATION
The following table sets forth non-cash financing and investing activities and other cash flow information for the years ended:

	2012	2011	2010
Non-cash financing and investing activities:
Accrued property and equipment additions (1)	$23,225	$7,483	$13,484
Contribution of land received	2,287	—	6,847
Other than temporary impairment of economic development bonds	5,030	24,314	—
Impairment of deferred grant income	(5,030)	(24,314)	—

Other cash flow information:
Interest paid (2)	$78,841	$94,440	$135,049
Capitalized interest	(2,798)	(126)	(124)
Interest paid, net of capitalized interest	$76,043	$94,314	$134,925
Income taxes, net of refunds	$136,959	$44,778	$44,127

(1)	Accrued property and equipment additions are recognized in the consolidated statements of cash flows in the year they are paid.

(2)	Includes interest from the Financial Services segment totaling $54,301, $70,867, and $93,908 for 2012, 2011, and 2010, respectively.

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

CABELA’S INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands Except Share and Per Share Amounts)

Segment assets are those directly used in or clearly allocable to an operating segment’s operations. For the Retail segment, assets include inventory in the retail stores, land, buildings, fixtures, and leasehold improvements. For the Direct segment, assets primarily include deferred catalog costs and fixed assets. Goodwill totaling $3,535 and $3,450, at December 29, 2012, and December 31, 2011, respectively, was included in the Retail segment. The change in the carrying value of goodwill between years is due to foreign currency adjustments. Assets for the Financial Services segment include cash, credit card loans, restricted cash, receivables, fixtures, and other assets. Cash and cash equivalents of the Financial Services segment were $91,365 and $117,035 at December 29, 2012, and December 31, 2011, respectively. Assets for the Corporate Overhead and Other segment include corporate headquarters and facilities, merchandise distribution inventory, shared technology infrastructure and related information technology systems, corporate cash and cash equivalents, economic development bonds, prepaid expenses, deferred income taxes, and other corporate long-lived assets. Depreciation, amortization, and property and equipment expenditures are recognized in each respective segment. Intercompany revenue between segments was eliminated in consolidation.
Prior to January 1, 2012, under an Intercompany Agreement, the Financial Services segment had incurred a marketing fee that was paid to the Retail and Direct business segments. Effective January 1, 2012, this Intercompany Agreement was amended with the marketing fee component eliminated and replaced with a fixed license fee equal to 70 basis points on all originated charge volume of the Cabela's CLUB Visa credit card portfolio. In addition, among other changes, the agreement requires the Financial Services segment to reimburse the Retail and Direct segments for certain operating and promotional costs. Reported operating income by segment, and the components of operating income for each segment, were not materially impacted for 2012 compared to prior years by this new agreement.

CABELA’S INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands Except Share and Per Share Amounts)

Financial information by segment is presented below for the following years:

					Corporate Overhead and Other
				Financial Services
Fiscal Year 2012	Retail		Direct			Total

Merchandise sales	$1,847,960		$930,943	$—	$—	$2,778,903
Non-merchandise revenue:
Financial Services	—		—	319,399	—	319,399
Other	1,622		—	—	12,758	14,380
Total revenue	$1,849,582		$930,943	$319,399	$12,758	$3,112,682

Operating income (loss)	$345,040		$155,237	$74,182	$(298,760)	$275,699
As a percentage of revenue	18.7%		16.7%	23.2%	N/A	8.9%
Depreciation and amortization	$46,997		$7,361	$1,277	$23,634	$79,269
Assets	1,048,747		171,461	3,730,438	797,517	5,748,163
Property and equipment additions including accrued amounts	181,676		1,172	3,757	43,404	230,009

Fiscal Year 2011
Merchandise sales	$1,548,899		$956,834	$—	$—	$2,505,733
Non-merchandise revenue:
Financial Services	—	—	—	291,746	—	291,746
Other	1,543		—	—	12,144	13,687
Total revenue	$1,550,442		$956,834	$291,746	$12,144	$2,811,166

Operating income (loss)	$263,010		$172,163	$59,032	$(262,657)	$231,548
As a percentage of revenue	17.0%		18.0%	20.2%	N/A	8.2%
Depreciation and amortization	$41,506		$6,677	$987	$22,173	$71,343
Assets	878,557		153,758	3,353,263	748,193	5,133,771
Property and equipment additions including accrued amounts	87,670		6,335	5,640	21,094	120,739

Fiscal Year 2010
Revenue from external customers	$1,412,715		$996,451	$228,121	$25,955	$2,663,242
Revenue (loss) from internal customers	—		3,320	(446)	(2,874)	—
Total revenue	$1,412,715		$999,771	$227,675	$23,081	$2,663,242

Operating income (loss)	$205,768		$156,255	$52,401	$(227,662)	$186,762
As a percentage of revenue	14.6%		15.6%	23.0%	N/A	7.0%
Depreciation and amortization	$40,011		$4,972	$1,141	$23,748	$69,872
Assets	854,179		110,815	2,911,609	654,576	4,531,179
Property and equipment additions including accrued amounts	36,206		11,022	1,566	30,926	79,720

CABELA’S INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands Except Share and Per Share Amounts)

The components and amounts of total revenue for the Financial Services segment were as follows for the years ended:

	2012	2011	2010

Interest and fee income	$301,699	$277,242	$271,651
Interest expense	(54,092)	(70,303)	(86,494)
Provision for loan losses	(42,760)	(39,287)	(66,814)
Net interest income, net of provision for loan losses	204,847	167,652	118,343
Non-interest income:
Interchange income	292,151	267,106	231,347
Other non-interest income	12,364	13,620	12,247
Total non-interest income	304,515	280,726	243,594
Less: Customer rewards costs	(189,963)	(156,632)	(134,262)
Financial Services revenue	$319,399	$291,746	$227,675
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

The following table sets forth the percentage of our merchandise revenue contributed by major product categories for our Retail and Direct segments and in total for the last three years.

	Retail			Direct			Total
	2012	2011	2010	2012	2011	2010	2012	2011	2010
Product Category:
Hunting Equipment	49.5%	45.7%	44.5%	37.1%	33.4%	33.7%	45.3%	41.1%	40.2%
General Outdoors	28.7	30.7	31.5	32.0	32.7	32.9	29.8	31.5	32.1
Clothing and Footwear	21.8	23.6	24.0	30.9	33.9	33.4	24.9	27.4	27.7
Total	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

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

CABELA’S INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands Except Share and Per Share Amounts)

Level 3 is comprised of financial instruments whose fair value is estimated based on internally developed models or methodologies utilizing significant inputs that are primarily unobservable from objective sources. At December 29, 2012, the Company's financial instruments carried on our consolidated balance sheets subject to fair value measurements consisted of economic development bonds and were classified as Level 3 for valuation purposes. For 2012, 2011, and 2010, there were no transfers in or out of Levels 1, 2, or 3.
The Company's recurring financial instruments classified as Level 3 for valuation purposes consists of economic development bonds. The table below presents changes in fair value of the economic development bonds measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the years ended:

	2012	2011	2010

Balance, beginning of year	$86,563	$104,231	$108,491
Total gains or losses:
Included in earnings - realized	—	13	—
Included in accumulated other comprehensive income (loss) - unrealized	5,814	9,078	(1,084)
Valuation adjustments	(5,030)	(24,314)	—
Purchases, issuances, and settlements:
Purchases	—	601	—
Issuances	—	—	—
Settlements	(2,306)	(3,046)	(3,176)
Total	(2,306)	(2,445)	(3,176)
Balance, end of year	$85,041	$86,563	$104,231
Fair values of the Company's economic development bonds were estimated using discounted cash flow projection estimates. These estimates are based on available market interest rates and the estimated amounts and timing of expected future payments to be received from municipalities under tax development zones, which the Company considers to be unobservable inputs (Level 3). These fair values do not reflect any premium or discount that could result from offering these bonds for sale or through early redemption, or any related income tax impact. Declines in the fair value of available-for-sale economic development bonds below cost that are deemed to be other than temporary are reflected in earnings. In 2012 and 2011, the Company determined that the fair value of the bonds was below carrying value, with the decline in fair value deemed to be other than temporary, which resulted in fair value adjustments totaling $5,030 and $24,314 at the end of 2012 and 2011, respectively. Accordingly, deferred grant income was reduced by $5,030 and $24,314 for the respective years due to other than temporary impairment losses of the same amounts that were recognized on the economic development bonds. These reductions in deferred grant income resulted in increases in depreciation expense of $1,309 and $6,538 in 2012 and 2011, respectively, which have been included in impairment and restructuring charges in the consolidated statements of income. At the end of 2010, none of the bonds with a fair value below carrying value were deemed to have other than a temporary impairment.
Long-lived assets other than goodwill and other intangible assets, which generally are tested separately for impairment on an annual basis, are evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. The calculation for an impairment loss compares the carrying value of the asset to that asset's estimated fair value, which may be based on estimated future discounted cash flows or unobservable market prices. We recognize an impairment loss if the asset's carrying value exceeds its estimated fair value. Frequently our impairment loss calculations contain multiple uncertainties because they require management to make assumptions and to apply judgment to estimate future cash flows and asset fair values, including forecasting cash flows under different scenarios. We have consistently applied our accounting methodologies that we use to assess impairment loss. However, if actual results are not consistent with our estimates and assumptions used in estimating future cash flows and asset fair values, we may be exposed to losses that could be material.

CABELA’S INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands Except Share and Per Share Amounts)

The Company evaluates the recoverability of property and equipment, land held for sale, goodwill and intangibles whenever indicators of impairment exist using significant unobservable inputs. This evaluation included existing store locations and future retail store sites.  Impairment losses consisted of the following for the years ended:

	2012	2011	2010

Carrying value of land held for sale and other assets	$30,669	$36,954	$9,054
Fair value of related assets	11,654	32,183	3,428
Impairment losses	$19,015	$4,771	$5,626
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
The table below presents the estimated fair values of the Company's financial instruments that are not carried at fair value on our consolidated balance sheets for the years indicated. The fair values of all financial instruments listed below were estimated based on internally developed models or methodologies utilizing observable inputs (Level 2).

	2012		2011
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value

Financial Assets:
Credit card loans, net	$3,497,472	$3,497,472	$3,094,163	$3,094,163

Financial Liabilities:
Time deposits	1,048,018	1,086,411	982,313	1,023,766
Secured long-term obligations of the Trust	1,827,500	1,807,083	1,402,500	1,374,507
Long-term debt	336,535	373,120	344,922	343,757
Credit Card Loans. Credit card loans are originated with variable rates of interest that adjust with changing market interest rates. Thus, the carrying value of the credit card loans, including the carrying value of deferred credit card origination costs, less the allowance for loan losses, approximates fair value. This valuation does not include the value that relates to estimated cash flows generated from new loans over the life of the cardholder relationship. Accordingly, the aggregate fair value of the credit card loans does not represent the underlying value of the established cardholder relationship.
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

CABELA’S INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands Except Share and Per Share Amounts)

26.     QUARTERLY FINANCIAL INFORMATION (Unaudited)

The following table sets forth unaudited financial and operating data in each quarter for years 2012 and 2011:

	2012 by Quarter				2011 by Quarter
	First	Second	Third	Fourth	First	Second	Third	Fourth

Total revenue	$623,504	$627,254	$741,178	$1,120,746	$586,711	$562,100	$678,610	$983,745
Operating income (1)	46,576	57,828	67,113	104,182	30,887	37,309	53,489	109,863
Net income	28,826	33,870	42,785	68,032	17,785	21,700	33,307	69,828
Earnings per share:
Basic (2)	0.42	0.48	0.61	0.97	0.26	0.31	0.48	1.03
Diluted (2)	0.40	0.47	0.60	0.95	0.25	0.31	0.47	1.00

(1) Includes impairment and restructuring charges recorded by quarter for each respective year as follows:	$—	$—	$—	$20,324	$—	$955	$3,488	$7,801

(2) Basic and diluted earnings per share are computed independently for each of the quarters presented and, therefore, may not sum to the totals for the year.
Revenue is typically higher in the Company's third and fourth quarters than in the first and second quarters due to holiday buying patterns and hunting season openings across the United States. The Company's quarterly operating results may fluctuate significantly as a result of these events and a variety of other factors, and operating results for any quarter are not necessarily indicative of results for a full year.

CABELA’S INCORPORATED AND SUBSIDIARIES
SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS
(In Thousands)

	Beginning of Year Balance	Charged to Costs and Expenses	Charged to Other Accounts
				Net Charge-Offs	End of Year Balance

Year Ended December 29, 2012:
Allowance for doubtful accounts	$4,772	$(3,594)	$—	$(3,594)	$1,178
Allowance for credit card loan losses	73,350	42,760	(50,510)	(7,750)	65,600

Year Ended December 31, 2011:
Allowance for doubtful accounts	$3,416	$1,356	$—	$1,356	$4,772
Allowance for credit card loan losses	90,900	39,287	(56,837)	(17,550)	73,350

Year Ended January 1, 2011:
Allowance for doubtful accounts	$1,364	$2,052	$—	$2,052	$3,416
Allowance for credit card loan losses (1)	1,374	181,387	(91,861)	89,526	90,900

(1)	Includes $114,573 in "Charged to Costs and Expenses" due to the change in allowance for loan losses upon consolidation of the Trust.

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

In connection with this annual report on Form 10-K, our Chief Executive Officer and Chief Financial Officer evaluated, with the participation of our management, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on management’s evaluation, our Chief Executive Officer and Chief Financial Officer each concluded that our disclosure controls and procedures were effective as of December 29, 2012.

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

With the participation of our Chief Executive Officer and our Chief Financial Officer, management evaluated the effectiveness of our internal control over financial reporting as of December 29, 2012, based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 29, 2012.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 29, 2012, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Cabela’s Incorporated and Subsidiaries
Sidney, Nebraska

We have audited the internal control over financial reporting of Cabela's Incorporated and Subsidiaries (the "Company") as of December 29, 2012, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 29, 2012, based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 29, 2012, of the Company and our report dated February 15, 2013, expressed an unqualified opinion on those consolidated financial statements and financial statement schedule and included an explanatory paragraph regarding the Company's adoption of guidance resulting in consolidation of the Cabela's Master Credit Card Trust and related entities.

 /s/ Deloitte & Touche LLP

DELOITTE & TOUCHE LLP

Omaha, Nebraska
February 19, 2013

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information under the headings “Proposal One – Election of Directors,” “Executive Officers of the Company,” “Corporate Governance – Committees of the Board of Directors – Audit Committee,” and “Section 16(a) Beneficial Ownership Reporting Compliance,” in our Proxy Statement relating to our 2013 Annual Meeting of Shareholders (our “Proxy Statement”) is incorporated herein by reference. With the exception of the foregoing information and other information specifically incorporated by reference into this Report on Form 10-K, our Proxy Statement is not being filed as a part hereof.

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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

     (a) The following documents are filed as part of this report:

1.	Financial Statements:

•	Report of Independent Registered Public Accounting Firm

•	Consolidated Statements of Income – Years ended December 29, 2012, December 31, 2011, and January 1, 2011

•	Consolidated Statements of Comprehensive Income – Years ended December 29, 2012, December 31, 2011, and January 1, 2011

•	Consolidated Balance Sheets – December 29, 2012, and December 31, 2011

•	Consolidated Statements of Cash Flows – Years ended December 29, 2012, December 31, 2011, and January 1, 2011

•	Consolidated Statements of Stockholders’ Equity – Years ended December 29, 2012, December 31, 2011, and January 1, 2011

•	Notes to Consolidated Financial Statements

2.	Financial Statement Schedules:

•	Schedule II – Valuation and Qualifying Accounts
All other schedules for which provision is made in the applicable accounting regulations of the SEC are not required under the related instructions or are inapplicable and, therefore, have been omitted.

3.	Exhibits: See Item 15(b) below.
     (b) Exhibits

Exhibit
Number	Exhibit Description

3.1	Amended and Restated Certificate of Incorporation of Cabela's Incorporated (incorporated by reference from Exhibit 3.1 of our Current Report on Form 8-K, filed on June 14, 2011, File No. 001-32227)

3.2	Amended and Restated Bylaws of Cabela's Incorporated (incorporated by reference from Exhibit 3.2 of our Current Report on Form 8-K, filed on June 14, 2011, File No. 001-32227)

4.1	Specimen Stock Certificate (incorporated by reference from Exhibit 4.1 of our Registration Statement on Form S-1, filed on March 23, 2004, Registration No. 333-113835)

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

10.5	1997 Stock Option Plan (incorporated by reference from Exhibit 10.6 of our Registration Statement on Form S-1, filed on March 23, 2004, Registration No. 333-113835)*

10.6	First Amendment to 1997 Stock Option Plan (incorporated by reference from Exhibit 10.7 of our Registration Statement on Form S-1, filed on March 23, 2004, Registration No. 333-113835)*

10.7	Second Amendment to 1997 Stock Option Plan (incorporated by reference from Exhibit 10.8 of our Registration Statement on Form S-1, filed on March 23, 2004, Registration No. 333-113835)*

10.8	Third Amendment to 1997 Stock Option Plan (incorporated by reference from Exhibit 10.9 of our Registration Statement on Form S-1, filed on March 23, 2004, Registration No. 333-113835)*

10.9	Fourth Amendment to 1997 Stock Option Plan (incorporated by reference from Exhibit 10.9.1 of our Registration Statement on Form S-1, filed on March 23, 2004, Registration No. 333-113835)*

10.10	Fifth Amendment to 1997 Stock Option Plan (incorporated by reference from Exhibit 10 of our Quarterly Report on Form 10-Q, filed on August 6, 2007, File No. 001-32227)*

10.11	Sixth Amendment to 1997 Stock Option Plan (incorporated by reference from Exhibit 10.11 of our Annual Report on Form 10-K, filed on March 1, 2010, File No. 001-32227)*

10.12	Form of 1997 Employee Stock Option Agreement (incorporated by reference from Exhibit 10.10 of our Registration Statement on Form S-1, filed on March 23, 2004, Registration No. 333-113835)*

10.13	Cabela's Incorporated 2004 Stock Plan (as amended and restated effective December 11, 2012)*

10.14	Form of 2004 Stock Plan Employee Stock Option Agreement (incorporated by reference from Exhibit 10.13 of our Registration Statement on Form S-1, filed on March 23, 2004, Registration No. 333-113835)*

10.15	Form of 2004 Stock Plan Employee Stock Option Agreement (2006) (incorporated by reference from Exhibit 10.1 of our Current Report on Form 8-K, filed on May 15, 2006, File No. 001-32227)*

10.16	Form of 2004 Stock Plan Employee Stock Option Agreement (2008) (incorporated by reference from Exhibit 10.3 of our Current Report on Form 8-K, filed on June 4, 2008, File No. 001-32227)*

10.17	Form of 2004 Stock Plan Employee Stock Option Agreement (2009) (incorporated by reference from Exhibit 10.2 of our Current Report on Form 8-K, filed on March 6, 2009, File No. 001-32227)*

10.18	Form of 2004 Stock Plan Restricted Stock Unit Agreement (incorporated by reference from Exhibit 10.1 of our Current Report on Form 8-K, filed on March 6, 2009, File No. 001-32227)*

10.19	Form of 2004 Stock Plan Restricted Stock Unit Agreement (Performance-Based) (incorporated by reference from Exhibit 10.3 of our Current Report on Form 8-K, filed on March 5, 2010, File No. 001-32227)*

10.20	Form of 2004 Stock Plan Non-Employee Director Stock Option Agreement (2006) (incorporated by reference from Exhibit 10.2 of our Current Report on Form 8-K, filed on May 15, 2006, File No. 001-32227)*

10.21
Form of 2004 Stock Plan Non-Employee Director Stock Option Agreement (2010) (incorporated by reference from Exhibit 10.1 of our Quarterly Report on Form 10-Q, filed on July 30, 2010, File No. 001-32227)*

10.22	Form of Indemnification Agreement (incorporated by reference from Exhibit 10.18 of our Registration Statement on Form S-1, filed on March 23, 2004, Registration No. 333-113835)*

10.23	Summary of Non-Employee Director Compensation (incorporated by reference from the section titled “Director Compensation” in our Proxy Statement for the 2013 Annual Meeting of Shareholders)*

10.24	Summary of Named Executive Officer Compensation (incorporated by reference from the section titled “Executive Compensation” in our Proxy Statement for the 2013 Annual Meeting of Shareholders)*

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

10.27
Form of Proprietary Matters Agreement (executed by Thomas L. Millner, Dennis Highby, Patrick A. Snyder, Brian J. Linneman, Charles Baldwin, Michael Copeland, Douglas R. Means, and Scott K. Williams) (incorporated by reference from Exhibit 10.3 of our Current Report on Form 8-K, filed on March 6, 2009, File No. 001-32227)*

10.28
Form of Proprietary Matters Agreement - World's Foremost Bank (executed by Ralph W. Castner, Sean Baker, and Joseph M. Friebe) (incorporated by reference from Exhibit 10.4 of our Current Report on Form 8-K, filed on March 6, 2009, File No. 001-32227)*

10.29
Form of Restricted Stock Agreement (executed by Patrick A. Snyder and Brian J. Linneman) (incorporated by reference from Exhibit 10.2 of our Current Report on Form 8-K, filed on July 10, 2008, File No. 001-32227)*

10.30
Executive Employment Agreement dated March 13, 2009, between Cabela's Incorporated and Thomas L. Millner (incorporated by reference from Exhibit 10.1 of our Current Report on Form 8-K, filed on March 19, 2009, File No. 001-32227)*

10.31
Restricted Stock Unit Agreement dated March 13, 2009, between Cabela's Incorporated and Thomas L. Millner (incorporated by reference from Exhibit 10.2 of our Current Report on Form 8-K, filed on March 19, 2009, File No. 001-32227)*

10.32
Stock Option Agreement dated March 13, 2009, between Cabela's Incorporated and Thomas L. Millner (incorporated by reference from Exhibit 10.3 of our Current Report on Form 8-K, filed on March 19, 2009, File No. 001-32227)*

10.33
Proprietary Matters Agreement dated March 13, 2009, between Cabela's Incorporated and Thomas L. Millner (incorporated by reference from Exhibit 10.4 of our Current Report on Form 8-K, filed on March 19, 2009, File No. 001-32227)*

10.34
Executive Employment Agreement dated March 18, 2009, between Cabela's Incorporated and Dennis Highby (incorporated by reference from Exhibit 10.7 of our Current Report on Form 8-K, filed on March 19, 2009, File No. 001-32227)*

10.35
Form of 2009 Amended and Restated Management Change of Control Severance Agreement (incorporated by reference from Exhibit 10.2 of our Current Report on Form 8-K, filed on December 17, 2009, File No. 001-32227)*

10.36
Form of 2009 Amended and Restated Management Change of Control Severance Agreement (World's Foremost Bank) (incorporated by reference from Exhibit 10.3 of our Current Report on Form 8-K, filed on December 17, 2009, File No. 001-32227)*

10.37
Executive Employment Agreement dated June 9, 2011, between Cabela's Incorporated and Patrick A. Snyder (incorporated by reference from Exhibit 10 of our Current Report on Form 8-K, filed on June 14, 2011, File No. 001-32227)*

10.38
Credit Agreement dated as of November 2, 2011, among Cabela's Incorporated, various lenders party thereto, and U. S. Bank National Association, as Administrative Agent (incorporated by reference from Exhibit 10.1 of our Current Report on Form 8-K, filed on November 8, 2011, File No. 001-32227)

10.39
Guaranty dated as of November 2, 2011, among certain subsidiaries of Cabela's Incorporated and U.S. Bank National Association, as Administrative Agent (incorporated by reference from Exhibit 10.2 of our Current Report on Form 8-K, filed on November 8, 2011, File No. 001-32227)

10.40
Executive Employment Agreement dated June 6, 2012, between Cabela's Incorporated and Joseph M. Friebe (incorporated by reference from Exhibit 10 of our Current Report on Form 8-K, filed on June 12, 2012, File No. 001-32227)*

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

CABELA’S INCORPORATED

Dated:	February 19, 2013	By:	/s/ Thomas L. Millner
Thomas L. Millner
President and Chief Executive Officer
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Thomas L. Millner	President, Chief Executive Officer, and Director (Principal Executive Officer)	February 19, 2013
Thomas L. Millner

/s/ Ralph W. Castner	Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	February 19, 2013
Ralph W. Castner

*	Chairman of the Board and Director	February 19, 2013
Richard N. Cabela

*	Vice Chairman of the Board and Director	February 19, 2013
James W. Cabela

*	Vice Chairman of the Board and Director	February 19, 2013
Dennis Highby

*	Director	February 19, 2013
Theodore M. Armstrong

*	Director	February 19, 2013
John H. Edmondson

*	Director	February 19, 2013
John Gottschalk

*	Director	February 19, 2013
Reuben Mark

*	Director	February 19, 2013
Michael R. McCarthy

*	Director	February 19, 2013
Beth M. Pritchard

* By:	/s/ Thomas L. Millner	Attorney-in-fact	February 19, 2013
Thomas L. Millner