Form 10-Q
period 2013-03-30
CABELAS INC
filed 2013-04-25
CIK 1267130

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 30, 2013
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
Common stock, $0.01 par value: 70,429,411 shares as of April 22, 2013

CABELA'S INCORPORATED

FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED MARCH 30, 2013

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

CABELA'S INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Dollars in Thousands Except Earnings Per Share)
(Unaudited)

	Three Months Ended
	March 30, 2013	March 31, 2012
Revenue:
Merchandise sales	$711,713	$535,277
Financial Services revenue	85,772	83,455
Other revenue	5,012	4,772
Total revenue	802,497	623,504
Cost of revenue:
Merchandise costs (exclusive of depreciation and amortization)	458,627	350,720
Cost of other revenue	68	39
Total cost of revenue (exclusive of depreciation and amortization)	458,695	350,759
Selling, distribution, and administrative expenses	264,687	226,169

Operating income	79,115	46,576

Interest expense, net	(5,356)	(4,504)
Other non-operating income, net	1,539	1,401

Income before provision for income taxes	75,298	43,473
Provision for income taxes	25,451	14,647
Net income	$49,847	$28,826

Earnings per basic share	$0.71	$0.42
Earnings per diluted share	$0.70	$0.40

Basic weighted average shares outstanding	70,157,744	69,454,225
Diluted weighted average shares outstanding	71,372,824	71,287,155

Refer to notes to unaudited condensed consolidated financial statements.

CABELA'S INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In Thousands)
(Unaudited)

	Three Months Ended
	March 30, 2013	March 31, 2012

Net income	$49,847	$28,826
Other comprehensive income (loss):
Unrealized gain on economic development bonds, net of taxes of $402 and $930	685	1,727
Cash flow hedges, net of taxes of $0 and $64	1	119
Foreign currency translation adjustments	(246)	53
Total other comprehensive income	440	1,899
Comprehensive income	$50,287	$30,725

Refer to notes to unaudited condensed consolidated financial statements.

CABELA'S INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands Except Par Values)
(Unaudited)

	March 30, 2013	December 29, 2012	March 31, 2012
ASSETS
CURRENT
Cash and cash equivalents	$363,747	$288,750	$157,216
Restricted cash of the Trust	19,401	17,292	18,499
Accounts receivable, net	26,826	46,081	21,974
Credit card loans (includes restricted credit card loans of the Trust of $3,375,103, $3,523,133, and $2,955,274), net of allowance for loan losses of $64,700, $65,600, and $67,050	3,334,619	3,497,472	2,908,411
Inventories	613,065	552,575	539,410
Prepaid expenses and other current assets	147,782	132,694	142,270
Income taxes receivable and deferred income taxes	46,954	54,164	43,791
Total current assets	4,552,394	4,589,028	3,831,571
Property and equipment, net	1,074,169	1,021,656	894,946
Land held for sale	18,707	23,448	38,415
Economic development bonds	84,463	85,041	88,715
Other assets	30,504	28,990	27,754
Total assets	$5,760,237	$5,748,163	$4,881,401

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT
Accounts payable, including unpresented checks of $41,442, $28,928, and $14,599	$388,286	$285,039	$257,051
Gift instrument, credit card rewards, and loyalty rewards programs	248,902	262,653	214,314
Accrued expenses	126,899	180,906	95,814
Time deposits	355,722	367,350	173,233
Current maturities of secured variable funding obligations of the Trust	—	325,000	190,000
Current maturities of long-term debt	8,406	8,402	8,391
Total current liabilities	1,128,215	1,429,350	938,803
Long-term time deposits	613,645	680,668	844,992
Secured long-term obligations of the Trust, less current maturities	2,154,750	1,827,500	1,402,500
Long-term debt, less current maturities	319,923	328,133	331,852
Deferred income taxes	14,669	10,571	30,069
Other long-term liabilities	100,395	95,962	97,692

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Preferred stock, $0.01 par value; Authorized – 10,000,000 shares; Issued – none	—	—	—
Common stock, $0.01 par value:
Class A Voting, Authorized – 245,000,000 shares;
Issued – 70,545,558, 70,545,558, and 70,354,968 shares;
Outstanding – 70,494,063, 70,053,144, and 70,354,968 shares	705	705	703
Additional paid-in capital	338,465	351,161	338,420
Retained earnings	1,086,274	1,036,427	891,740
Accumulated other comprehensive income	5,982	5,542	4,630
Treasury stock, at cost – 51,495, 492,414, and no shares	(2,786)	(17,856)	—
Total stockholders’ equity	1,428,640	1,375,979	1,235,493
Total liabilities and stockholders’ equity	$5,760,237	$5,748,163	$4,881,401
Refer to notes to unaudited condensed consolidated financial statements.

CABELA'S INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(Unaudited)
	Three Months Ended
	March 30, 2013	March 31, 2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$49,847	$28,826
Adjustments to reconcile net income to net cash flows by operating activities:
Depreciation and amortization	21,092	18,448
Stock-based compensation	3,493	3,255
Deferred income taxes	2,527	4,990
Provision for loan losses	12,775	6,646
Other, net	(1,880)	(876)
Change in operating assets and liabilities, net:
Accounts receivable	19,012	28,735
Credit card loans originated from internal operations, net	58,972	58,514
Inventories	(60,490)	(44,582)
Prepaid expenses and other current assets	(15,356)	3,097
Land held for sale	1,533	(22)
Accounts payable and accrued expenses	31,308	(59,849)
Gift instrument, credit card rewards, and loyalty rewards programs	(13,751)	(13,100)
Other long-term liabilities	5,051	(138)
Income taxes receivable/payable	8,379	(40,365)
Net cash provided by (used in) operating activities	122,512	(6,421)

CASH FLOWS FROM INVESTING ACTIVITIES:
Property and equipment additions	(64,984)	(39,574)
Proceeds from maturity of economic development bonds	1,665	505
Change in restricted cash of the Trust, net	(2,109)	(185)
Change in credit card loans originated externally, net	91,106	120,592
Other investing changes, net	(108)	488
Net cash provided by investing activities	25,570	81,826

CASH FLOWS FROM FINANCING ACTIVITIES:
Change in unpresented checks net of bank balance	12,514	(4,525)
Change in time deposits, net	(78,651)	35,912
Borrowings on secured obligations of the Trust	907,250	1,190,000
Repayments on secured obligations of the Trust	(905,000)	(1,460,000)
Borrowings on revolving credit facilities and inventory financing	67,732	64,789
Repayments on revolving credit facilities and inventory financing	(67,772)	(61,167)
Payments on long-term debt	(8,206)	(8,203)
Exercise of employee stock options and employee stock purchase plan issuances, net	(128)	20,277
Excess tax benefits from exercise of employee stock options	3,084	49
Purchase of treasury stock	(3,906)	—
Other financing changes, net	(2)	—
Net cash used in financing activities	(73,085)	(222,868)
Net change in cash and cash equivalents	74,997	(147,463)
Cash and cash equivalents, at beginning of period	288,750	304,679
Cash and cash equivalents, at end of period	$363,747	$157,216
Refer to notes to unaudited condensed consolidated financial statements.

CABELA'S INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Dollars in Thousands)
(Unaudited)
	Common Stock Shares	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Total

BALANCE, beginning of 2012	69,641,818	$696	$334,925	$862,914	$2,731	$(19,950)	$1,181,316
Net income	—	—	—	28,826	—	—	28,826
Other comprehensive income	—	—	—	—	1,899	—	1,899
Stock-based compensation	—	—	3,126	—	—	—	3,126
Exercise of employee stock options and tax withholdings on share-based payment awards	713,150	7	320	—	—	19,950	20,277
Excess tax benefit on employee stock option exercises	—	—	49	—	—	—	49
BALANCE, at March 31, 2012	70,354,968	$703	$338,420	$891,740	$4,630	$—	$1,235,493

BALANCE, beginning of 2013	70,545,558	$705	$351,161	$1,036,427	$5,542	$(17,856)	$1,375,979
Net income	—	—	—	49,847	—	—	49,847
Other comprehensive income	—	—	—	—	440	—	440
Common stock repurchased	—	—	—	—	—	(3,906)	(3,906)
Stock-based compensation	—	—	3,324	—	—	—	3,324
Exercise of employee stock options and tax withholdings on share-based payment awards	—	—	(19,104)	—	—	18,976	(128)
Excess tax benefit on employee stock option exercises	—	—	3,084	—	—	—	3,084
BALANCE, at March 30, 2013	70,545,558	$705	$338,465	$1,086,274	$5,982	$(2,786)	$1,428,640
Refer to notes to unaudited condensed consolidated financial statements.

CABELA'S INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands Except Share and Per Share Amounts)
(Unaudited)

1.    MANAGEMENT REPRESENTATIONS

Principles of Consolidation – The condensed consolidated financial statements included herein are unaudited and have been prepared by management of Cabela's Incorporated and its wholly-owned subsidiaries (“Cabela's,” “Company,” “we,” “our,” or “us”) pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. The Company's condensed consolidated balance sheet as of December 29, 2012, was derived from the Company's audited consolidated balance sheet as of that date. All other condensed consolidated financial statements contained herein are unaudited and reflect all adjustments which are, in the opinion of management, necessary to summarize fairly our financial position and results of operations, comprehensive income, and cash flows for the periods presented. All of these adjustments are of a normal recurring nature. All intercompany accounts and transactions have been eliminated in consolidation.

Cabela's wholly-owned bank subsidiary, World's Foremost Bank ("WFB," "Financial Services segment," or "Cabela's CLUB"), is the primary beneficiary of the Cabela's Master Credit Card Trust and related entities (collectively referred to as the “Trust”) under the guidance of Accounting Standards Codification ("ASC") Topics 810, Consolidations, and 860, Transfers and Servicing. Accordingly, the Trust has been consolidated for all reporting periods in this report. As the servicer and the holder of retained interests in the Trust, WFB has the powers to direct the activities that most significantly impact the Trust's economic performance and the right to receive significant benefits or obligations to absorb significant losses of the Trust.
Because of the seasonal nature of the Company's operations, results of operations of any single reporting period should not be considered as indicative of results for a full year. These condensed consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements for the fiscal year ended December 29, 2012.

Cash and Cash Equivalents – Cash and cash equivalents of the Financial Services segment were $281,705, $91,365, and $96,504, at March 30, 2013, December 29, 2012, and March 31, 2012, respectively. Due to regulatory restrictions on WFB, the Company cannot use WFB's cash for non-banking operations.

Reporting Periods – Unless otherwise stated, the fiscal periods referred to in the notes to these condensed consolidated financial statements are the 13 weeks ended March 30, 2013 (“three months ended March 30, 2013”), the 13 weeks ended March 31, 2012 (“three months ended March 31, 2012”), and the 52 weeks ended December 29, 2012 ("year ended 2012"). WFB follows a calendar fiscal period and, accordingly, the respective three month periods ended on March 31, 2013 and 2012, and the fiscal year ended on December 31, 2012.
2.    CABELA'S MASTER CREDIT CARD TRUST

The Financial Services segment utilizes the Trust for the purpose of routinely selling and securitizing credit card loans and issuing beneficial interest to investors. The Trust issues variable funding facilities and long-term notes each of which has an undivided interest in the assets of the Trust. The Financial Services segment must retain a minimum 20 day average of 5% of the loans in the securitization trust which ranks pari passu with the investors' interests in the securitized trusts.  In addition, the Financial Services segment owns notes issued by the Trust from some of the securitizations, which in certain cases may be subordinated to other notes issued.  The consolidated assets of the Trust are subject to credit, payment, and interest rate risks on the transferred credit card loans. The secured borrowings contain legal isolation requirements which would protect the assets pledged as collateral for the securitization investors as well as protect Cabela's and WFB from any liability from default on the notes.

CABELA'S INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands Except Share and Per Share Amounts)
(Unaudited)

To protect investors, the securitization structures include certain features that could result in earlier-than-expected repayment of the securities, which could cause the Financial Services segment to sustain a loss of one or more of its retained interests and could prompt the need to seek alternative sources of funding. The primary investor protection feature relates to the availability and adequacy of cash flows in the securitized pool of loans to meet contractual requirements, the insufficiency of which triggers early repayment of the securities. The Financial Services segment refers to this as the early amortization feature.  Investors are allocated cash flows derived from activities related to the accounts comprising the securitized pool of loans, the amounts of which reflect finance charges collected, certain fee assessments collected, allocations of interchange, and recoveries on charged-off accounts.  These cash flows are considered to be restricted under the governing documents to pay interest to investors, servicing fees, and to absorb the investor's share of charge-offs occurring within the securitized pool of loans. Any cash flows remaining in excess of these requirements are reported to investors as excess spread.  An excess spread of less than zero percent for a contractually specified period, generally a three-month average, would trigger an early amortization event. Such an event could result in the Financial Services segment incurring losses related to its retained interests. In addition, if the retained interest in the loans of the Financial Services segment falls below the 5% minimum 20 day average and the Financial Services segment fails to add new accounts to the securitized pool of loans, an early amortization event would be triggered.  The investors have no recourse to the other assets of the Financial Services segment for failure of debtors to pay other than for breaches of certain customary representations, warranties, and covenants. These representations, warranties, covenants, and the related indemnities do not protect the Trust or third party investors against credit-related losses on the loans.

Another feature, which is applicable to the notes issued from the Trust, is one in which excess cash flows generated by the transferred loans are held at the Trust for the benefit of the investors. This cash reserve account funding is triggered when the three-month average excess spread rate of the Trust decreases to below 4.50% or 5.50% (depending on the series) with increasing funding requirements as excess spread levels decline below preset levels or as contractually required by the governing documents. Similar to early amortization, this feature also is designed to protect the investors' interests from loss thus making the cash restricted.  Upon scheduled maturity or early amortization of a securitization, the Financial Services segment is required to remit principal payments received on the securitized pool of loans to the Trust which are restricted for the repayment of the investors' principal note. Credit card loans performed within established guidelines and no events which could trigger an early amortization occurred during the three months ended March 30, 2013, the year ended December 29, 2012, and the three months ended March 31, 2012.

The following table presents the components of the consolidated assets and liabilities of the Trust at the periods ended:

	March 30, 2013	December 29, 2012	March 31, 2012
Consolidated assets:
Restricted credit card loans, net of allowance of $64,440, $65,090, and $66,800	$3,310,663	$3,458,043	$2,888,474
Restricted cash	19,401	17,292	18,499
Total	$3,330,064	$3,475,335	$2,906,973

Consolidated liabilities:
Secured variable funding obligations	$—	$325,000	$190,000
Secured long-term obligations	2,154,750	1,827,500	1,402,500
Interest due to third party investors	1,978	1,424	1,433
Total	$2,156,728	$2,153,924	$1,593,933

CABELA'S INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands Except Share and Per Share Amounts)
(Unaudited)

3.    CREDIT CARD LOANS AND ALLOWANCE FOR LOAN LOSSES

The Financial Services segment grants individual credit card loans to its customers and is diversified in its lending with borrowers throughout the United States. Credit card loans are reported at their principal amounts outstanding less the allowance for loan losses and deferred credit card origination costs. As part of collection efforts, a credit card loan may be closed and placed on non-accrual or restructured in a fixed payment plan prior to charge-off. The fixed payment plans consist of a lower interest rate, reduced minimum payment, and elimination of fees. Loans on fixed payment plans include loans in which the customer has engaged a consumer credit counseling agency to assist them in managing their debt. Customers who miss two consecutive payments once placed on a payment plan or non-accrual will resume accruing interest at the rate they had accrued at before they were placed on a plan. Interest and fees are accrued in accordance with the terms of the applicable cardholder agreements on credit card loans until the date of charge-off unless placed on non-accrual. Payments received on non-accrual loans are applied to principal. The Financial Services segment does not record any liabilities for off-balance sheet risk of unfunded commitments through the origination of unsecured credit card loans.

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

The following table reflects the composition of the credit card loans at the periods ended:

	March 30, 2013	December 29, 2012	March 31, 2012

Restricted credit card loans of the Trust (restricted for repayment of secured borrowings of the Trust)	$3,375,103	$3,523,133	$2,955,274
Unrestricted credit card loans	19,006	34,356	16,022
Total credit card loans	3,394,109	3,557,489	2,971,296
Allowance for loan losses	(64,700)	(65,600)	(67,050)
Deferred credit card origination costs	5,210	5,583	4,165
Credit card loans, net	$3,334,619	$3,497,472	$2,908,411
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
The following table reflects the activity in the allowance for loan losses by credit card segment for the periods presented:

	Three Months Ended
	March 30, 2013			March 31, 2012
	Credit Card Loans	Restructured Credit Card Loans	Total Credit Card Loans	Credit Card Loans	Restructured Credit Card Loans	Total Credit Card Loans

Balance, beginning of period	$42,600	$23,000	$65,600	$44,350	$29,000	$73,350
Provision for loan losses	12,688	87	12,775	6,200	446	6,646

Charge-offs	(15,008)	(3,292)	(18,300)	(14,188)	(3,824)	(18,012)
Recoveries	3,420	1,205	4,625	3,688	1,378	5,066
Net charge-offs	(11,588)	(2,087)	(13,675)	(10,500)	(2,446)	(12,946)
Balance, end of period	$43,700	$21,000	$64,700	$40,050	$27,000	$67,050
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

During the second quarter of 2012, the Financial Services segment incorporated a newer version of FICO that utilizes the same factors as the previous scoring model, but is more sensitive to utilization of available credit, delinquencies considered serious and frequent, and maintenance of various types of credit. The credit card loans segment was disaggregated into the classes as reflected in the tables below based upon the loan's current FICO score. The Financial Services segment performed an analysis of the new FICO scores and the previous FICO scores to determine the proper FICO score cuts for each loan class in order to maintain comparability of credit risk to prior periods. As a result of this analysis, as of June 30, 2012, the classes were changed from:
679 and below to 691 and below,
680 - 749 to 692 - 758, and
750 and above to 759 and above.

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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands Except Share and Per Share Amounts)
(Unaudited)

The table below provides information on non-accrual, past due, and restructured credit card loans by class using the respective quarter FICO score at the periods ended:

March 30, 2013:	FICO Score of Credit Card Loans Segment			Restructured Credit Card Loans Segment (1)
	691 and Below	692 - 758	759 and Above		Total
Credit card loan status:
Current	$468,960	$1,116,527	$1,706,368	$42,705	$3,334,560
1 to 29 days past due	14,556	9,253	8,700	3,754	36,263
30 to 59 days past due	6,198	991	202	1,683	9,074
60 or more days past due	11,001	151	14	3,046	14,212
Total past due	31,755	10,395	8,916	8,483	59,549
Total credit card loans	$500,715	$1,126,922	$1,715,284	$51,188	$3,394,109

90 days or more past due and still accruing	$5,862	$22	$4	$1,370	$7,258
Non-accrual	—	—	—	6,052	6,052

December 29, 2012:	FICO Score of Credit Card Loans Segment			Restructured Credit Card Loans Segment (1)
	691 and Below	692 - 758	759 and Above		Total
Credit card loan status:
Current	$453,894	$1,134,840	$1,856,587	$44,193	$3,489,514
1 to 29 days past due	17,901	11,558	10,094	4,304	43,857
30 to 59 days past due	6,060	1,004	203	1,811	9,078
60 or more days past due	11,416	189	43	3,392	15,040
Total past due	35,377	12,751	10,340	9,507	67,975
Total credit card loans	$489,271	$1,147,591	$1,866,927	$53,700	$3,557,489

90 days or more past due and still accruing	$6,118	$38	$4	$1,481	$7,641
Non-accrual	—	—	—	5,985	5,985

March 31, 2012:	FICO Score of Credit Card Loans Segment			Restructured Credit Card Loans Segment (1)
	679 and Below	680 - 749	750 and Above		Total
Credit card loan status:
Current	$394,639	$991,599	$1,478,091	$52,632	$2,916,961
1 to 29 days past due	12,656	8,134	6,882	4,246	31,918
30 to 59 days past due	5,217	1,099	374	2,236	8,926
60 or more days past due	9,277	205	109	3,900	13,491
Total past due	27,150	9,438	7,365	10,382	54,335
Total credit card loans	$421,789	$1,001,037	$1,485,456	$63,014	$2,971,296

90 days or more past due and still accruing	$4,960	$29	$5	$1,581	$6,575
Non-accrual	—	—	—	6,554	6,554

(1)	Specific allowance for loan losses of $21,000, $23,000, and $27,000, at March 30, 2013, December 29, 2012, and March 31, 2012, respectively, are included in allowance for loan losses.

CABELA'S INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands Except Share and Per Share Amounts)
(Unaudited)

4.     SECURITIES

Economic development bonds, which are all classified as available-for-sale, consisted of the following at the periods ended:

		Gross Unrealized Gains	Gross Unrealized Losses
	Amortized Cost			Fair
				Value

March 30, 2013	$72,880	$11,765	$(182)	$84,463

December 29, 2012	$75,545	$10,496	$—	$85,041

March 31, 2012	$81,376	$7,339	$—	$88,715
The carrying value and fair value of these securities classified by estimated maturity based on expected future cash flows at March 30, 2013, were as follows:

	Amortized Cost	Fair Value

For the nine months ending December 28, 2013	$2,061	$2,461
For the fiscal years ending:
2014	2,243	2,714
2015	2,072	2,581
2016	2,924	3,543
2017	2,764	3,347
2018 - 2022	20,894	24,459
2023 and thereafter	39,922	45,358
	$72,880	$84,463
Interest earned on the securities totaled $1,036 and $1,378 in the three months ended March 30, 2013, and March 31, 2012, respectively. There were no realized gains or losses on these securities in the three months ended March 30, 2013, or March 31, 2012.

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

Series	Expected Maturity Date	Fixed Rate Obligations	Interest Rate	Variable Rate Obligations	Interest Rate	Total Obligations	Interest Rate

At March 30, 2013:
Series 2010-I	January 2015	$—	—%	$255,000	1.65%	$255,000	1.65%
Series 2010-II	September 2015	127,500	2.29	85,000	0.90	212,500	1.74
Series 2011-II	June 2016	155,000	2.39	100,000	0.80	255,000	1.77
Series 2011-IV	October 2016	165,000	1.90	90,000	0.75	255,000	1.50
Series 2012-I	February 2017	275,000	1.63	150,000	0.73	425,000	1.31
Series 2012-II	June 2017	300,000	1.45	125,000	0.68	425,000	1.22
Series 2013-I	February 2023	327,250	2.71	—	—	327,250	2.71

Total secured obligations		1,349,750		805,000		2,154,750
Less: current maturities		—		—		—
Secured long-term obligations of the Trust, less current maturities		$1,349,750		$805,000		$2,154,750

Series	Expected Maturity Date	Fixed Rate Obligations	Interest Rate	Variable Rate Obligations	Interest Rate	Total Obligations	Interest Rate

At December 29, 2012:
Series 2010-I	January 2015	$—	—%	$255,000	1.66%	$255,000	1.66%
Series 2010-II	September 2015	127,500	2.29	85,000	0.91	212,500	1.74
Series 2011-II	June 2016	155,000	2.39	100,000	0.81	255,000	1.77
Series 2011-IV	October 2016	165,000	1.90	90,000	0.76	255,000	1.50
Series 2012-I	February 2017	275,000	1.63	150,000	0.74	425,000	1.32
Series 2012-II	June 2017	300,000	1.45	125,000	0.69	425,000	1.23

Total secured obligations		1,022,500		805,000		1,827,500
Less: current maturities		—		—		—
Secured long-term obligations of the Trust, less current maturities		$1,022,500		$805,000		$1,827,500

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
The Trust also issues variable funding facilities which are considered secured borrowings backed by restricted credit card loans. The Trust early renewed one variable funding facility in the amount of $300,000 on March 26, 2013, extending the commitment for an additional two years. At March 30, 2013, the Trust had three variable funding facilities with $875,000 in available capacity and with no amounts outstanding.  The variable funding facilities are scheduled to mature in September 2014, March 2015, and March 2016. Each of these variable funding facilities includes an option to renew. Variable rate note interest is priced at a benchmark rate, London Interbank Offered Rate, or commercial paper rate, plus a spread, which ranges from 0.50% to 0.85%.  The variable rate notes provide for a fee ranging from 0.25% to 0.40% on the unused portion of the facilities.  During the three months ended March 30, 2013, and March 31, 2012, the daily average balance outstanding on these notes was $91,444 and $357,802, with a weighted average interest rate of 0.77% and 0.79%, respectively.

On March 7, 2013, the Trust sold $385,000 of asset-backed notes, Series 2013-I. This securitization transaction included the issuance of $327,250 of Class A notes and three subordinated classes of notes in the aggregate principal amount of $57,750. The Financial Services segment retained each of the subordinated classes of notes which were eliminated in the preparation of our condensed consolidated financial statements. Each class of notes issued in this securitization transaction has an expected life of approximately ten years and a contractual maturity of approximately thirteen years. This securitization transaction was used to fund the growth in restricted credit card loans.

The Financial Services segment has unsecured federal funds purchase agreements with two financial institutions.  The maximum amount that can be borrowed is $85,000. There were no amounts outstanding at March 30, 2013, December 29, 2012, or March 31, 2012.  During the three months ended March 30, 2013, and March 31, 2012, the daily average balance outstanding was $27 and $1,386, respectively, with a weighted average rate of 0.75% for both periods.

CABELA'S INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands Except Share and Per Share Amounts)
(Unaudited)

6.     LONG-TERM DEBT AND CAPITAL LEASES

Long-term debt, including revolving credit facilities and capital leases, consisted of the following at the periods ended:

	March 30, 2013	December 29, 2012	March 31, 2012

Unsecured notes due 2016 with interest at 5.99%	$215,000	$215,000	$215,000
Unsecured senior notes due 2017 with interest at 6.08%	60,000	60,000	60,000
Unsecured senior notes due 2014-2018 with interest at 7.20%	40,714	48,857	48,857
Unsecured revolving credit facility of Canada operations	—	—	3,524
Capital lease obligations payable through 2036	12,615	12,678	12,862
Total debt	328,329	336,535	340,243
Less current portion of debt	(8,406)	(8,402)	(8,391)
Long-term debt, less current maturities	$319,923	$328,133	$331,852

The Company has a credit agreement providing for a $415,000 revolving credit facility that expires on November 2, 2016. No amounts were outstanding under our credit agreement at March 30, 2013, December 29, 2012, and March 31, 2012. The unsecured $415,000 revolving credit facility permits the issuance of letters of credit up to $100,000 and swing line loans up to $20,000. This credit facility may be increased to $500,000 subject to certain terms and conditions.
During the three months ended March 30, 2013, and March 31, 2012, the daily average principal balance outstanding on the lines of credit was $1,621 and $1,276, respectively, and the weighted average interest rate was 1.45% and 1.62%, respectively. Letters of credit and standby letters of credit totaling $24,694 and $15,944 were outstanding at March 30, 2013, and March 31, 2012, respectively. The daily average outstanding amount of total letters of credit during the three months ended March 30, 2013, and March 31, 2012, was $16,469 and $9,473, respectively.

The Company also had a credit agreement for its operations in Canada providing for a $15,000 Canadian ("CAD") unsecured revolving credit facility through June 30, 2013. This credit agreement was terminated January 31, 2013. There was $3,524 outstanding at March 31, 2012.

At March 30, 2013, the Company was in compliance with all financial covenants under the credit agreements and unsecured notes. At March 30, 2013, the Company was in compliance with the financial covenant requirements of its $415,000 credit agreement with a fixed charge coverage ratio of 10.10 to 1 (minimum requirement is 2.00 to 1), a leverage ratio of 0.84 to 1 (requirement is no more than 3.00 to 1), and a consolidated net worth that was $433,013 in excess of the minimum. We anticipate that we will continue to be in compliance with all financial covenants under our credit agreements and unsecured notes through at least the next 12 months.

CABELA'S INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands Except Share and Per Share Amounts)
(Unaudited)

7.     INCOME TAXES

A reconciliation of the statutory federal income tax rate to the effective income tax rate was as follows for the periods presented.

	Three Months Ended
	March 30, 2013	March 31, 2012

Statutory federal rate	35.0%	35.0%
State income taxes, net of federal tax benefit	1.4	1.6
Other nondeductible items	0.1	0.9
Tax exempt interest income	(0.4)	(0.6)
Rate differential on foreign income	(2.3)	(3.9)
Change in unrecognized tax benefits	0.4	0.6
Other, net	(0.4)	0.1
	33.8%	33.7%
The balance of unrecognized tax benefits, classified as other long-term liabilities in the condensed consolidated balance sheet, totaled $40,968, $39,252, and $38,528, at March 30, 2013, December 29, 2012, and March 31, 2012, respectively. The changes comparing the respective periods were due primarily to our assessments of uncertain tax positions related to prior period tax positions. The Company paid $53,418 in prior periods as deposits for federal taxes related to prior period uncertain tax positions. The deposits are classified as a current asset netted within income taxes receivable and deferred income taxes in the condensed consolidated balance sheet. Because existing tax positions will continue to generate increased liabilities for the Company for unrecognized tax benefits over the next 12 months, and since the Company is routinely under audit by various taxing authorities, it is reasonably possible that the amount of unrecognized tax benefits will change during the next 12 months. However, the Company does not expect the change, if any, to have a material effect on the consolidated financial condition or results of operations within the next 12 months.
As of March 30, 2013, cash and cash equivalents held by the Company's foreign subsidiaries totaled $54,114. The Company's intent is to permanently reinvest a portion of these funds outside the United States for capital expansion and to repatriate a portion of these funds. Based on the Company's current projected capital needs and the current amount of cash and cash equivalents held by its foreign subsidiaries, the Company does not anticipate incurring any material tax costs beyond its accrued tax position in connection with any repatriation, but it may be required to accrue for unanticipated additional tax costs in the future if the Company's expectations or the amount of cash held by its foreign subsidiaries change.

CABELA'S INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands Except Share and Per Share Amounts)
(Unaudited)

8.     COMMITMENTS AND CONTINGENCIES

The Company leases various buildings, computer and other equipment, and storage space under operating leases which expire on various dates through January 2037. Rent expense on these leases as well as other month to month rentals was $3,392 and $2,542 in the three months ended March 30, 2013, and March 31, 2012, respectively.

The following is a schedule of future minimum rental payments under operating leases at March 30, 2013:

For the nine months ending December 28, 2013	$9,081
For the fiscal years ending:
2014	12,187
2015	12,369
2016	12,050
2017	11,721
Thereafter	165,272
$222,680
The Company leases certain retail store locations. Some of these leases include tenant allowances that are amortized over the life of the lease. In the three months ended March 30, 2013, the Company received $4,200 in tenant allowances. No tenant allowances were received in the three months ended March 31, 2012. The Company expects to receive $750 in tenant allowances under leases during the remainder of 2013. Certain leases require the Company to pay contingent rental amounts based on a percentage of sales, in addition to real estate taxes, insurance, maintenance, and other operating expenses associated with the leased premises. These leases have terms which include renewal options ranging from 10 to 70 years.

The Company has entered into real estate purchase, construction, and/or economic incentive agreements for various new retail store site locations. At March 30, 2013, the Company had total estimated cash commitments of approximately $197,400 outstanding for projected expenditures connected with the development, construction, and completion of new retail stores. This does not include any amounts for contractual obligations associated with retail store locations where the Company is in the process of certain negotiations.
Under various grant programs, state or local governments provide funding for certain costs associated with developing and opening a new retail store. The Company generally receives grant funding in exchange for commitments, such as assurance of agreed employment and wage levels at the retail store or that the retail store will remain open, made by the Company to the state or local government providing the funding. The commitments typically phase out over approximately five to 10 years. If the Company failed to maintain the commitments during the applicable period, the funds received may have to be repaid or other adverse consequences may arise, which could affect the Company's cash flows and profitability. At March 30, 2013, December 29, 2012, and March 31, 2012, the total amount of grant funding subject to a specific contractual remedy was $6,999, $7,257, and $9,868, respectively. No grant funding was received in the three months ended March 30, 2013.

The Company operates an open account document instructions program, which provides for Cabela's-issued letters of credit. The Company had obligations to pay participating vendors $62,079, $55,455, and $47,377, at March 30, 2013, December 29, 2012, and March 31, 2012, respectively.

CABELA'S INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands Except Share and Per Share Amounts)
(Unaudited)

The Financial Services segment enters into financial instruments with off-balance sheet risk in the normal course of business through the origination of unsecured credit card loans. Unsecured credit card accounts are commitments to extend credit and totaled $21,325,000, $20,976,000, and $20,514,000, at March 30, 2013, December 29, 2012, and March 31, 2012, respectively. These commitments are in addition to any current outstanding balances of a cardholder. Unsecured credit card loans involve, to varying degrees, elements of credit risk in excess of the amount recognized in the condensed consolidated balance sheets. The principal amounts of these instruments reflect the Financial Services segment's maximum related exposure. The Financial Services segment has not experienced and does not anticipate that all customers will exercise the entire available line of credit at any given point in time. The Financial Services segment has the right to reduce or cancel the available lines of credit at any time.

Proposed Settlement of Visa Litigation – In June 2005, a number of entities, each purporting to represent a class of retail merchants, sued Visa and several member banks, and other credit card associations, alleging, among other things, that Visa and its member banks have violated United States antitrust laws by conspiring to fix the level of interchange fees. On July 13, 2012, the parties to this litigation announced that they had entered into a memorandum of understanding, which subject to certain conditions, including court approval, obligates the parties to enter into a settlement agreement to resolve the claims brought by the class members. On November 9, 2012, the settlement received preliminary court approval. The court has scheduled a September 12, 2013, hearing for final approval of the settlement. The settlement agreement requires, among other things, (i) the distribution to class merchants of an amount equal to 10 basis points of default interchange across all credit rate categories for a period of eight consecutive months, which otherwise would have been paid to issuers like WFB, (ii) Visa to change its rules to allow merchants to charge a surcharge on credit card transactions subject to a cap, and (iii) Visa to meet with merchant buying groups that seek to negotiate interchange rates collectively. To date, WFB has not been named as a defendant in any credit card industry lawsuits. Management believes that the 10 basis point reduction of default interchange across all credit rate categories for a period of eight consecutive months would result in a reduction of interchange income of approximately $12,500 in the Financial Services segment. Therefore, a liability of $12,500 was recorded in the fourth quarter of fiscal 2012 to accrue for such proposed settlement and was outstanding in the condensed consolidated balance sheets as of March 30, 2013, and December 29, 2012.

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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands Except Share and Per Share Amounts)
(Unaudited)

9.     STOCK-BASED COMPENSATION PLANS AND EMPLOYEE BENEFIT PLANS

Stock-Based Compensation. The Company recognized total stock-based compensation expense of $3,493 and $3,255 in the three months ended March 30, 2013, and March 31, 2012, respectively. Compensation expense related to the Company's stock-based payment awards is recognized in selling, distribution, and administrative expenses in the condensed consolidated statements of income. At March 30, 2013, the total unrecognized deferred stock-based compensation balance for all equity awards issued, net of expected forfeitures, was $22,138, net of tax, which is expected to be amortized over a weighted average period of 2.9 years.

Option Awards. During the three months ended March 30, 2013, there were 207,595 non-qualified stock options granted to employees under the Cabela's Incorporated 2004 Stock Plan ("2004 Plan") at an exercise price of $50.91 per share. These options have an eight-year term and vest over four years. In addition, during the three months ended March 30, 2013, the Company issued 64,000 premium-priced non-qualified stock options to its President and Chief Executive Officer under the 2004 Plan at an exercise price of $58.55 (which was equal to 115% of the closing price of the Company's common stock on the New York Stock Exchange on March 1, 2013). The premium-priced non-qualified stock options vest in three equal annual installments beginning on March 2, 2017, and expire on March 2, 2021. At March 30, 2013, there were 3,590,555 awards outstanding and 1,293,730 additional shares authorized and available for grant under the 2004 Plan.

During the three months ended March 30, 2013, there were 210,899 options exercised. To the extent available, the Company will issue its treasury shares for the exercise of stock options before issuing new shares. The aggregate intrinsic value of awards exercised was $8,104 and $36,349 during the three months ended March 30, 2013, and March 31, 2012, respectively. Based on the Company's closing stock price of $60.78 at March 30, 2013, the total number of in-the-money awards exercisable as of March 30, 2013, was 2,206,416.

Nonvested Stock and Stock Unit Awards. During the three months ended March 30, 2013, the Company issued 344,345 units of nonvested stock under the 2004 Plan to employees at a weighted average fair value of $50.90 per unit. These nonvested stock units vest evenly over four years on the grant date anniversary based on the passage of time. On March 2, 2013, the Company also issued 55,400 units of performance-based restricted stock units under the 2004 Plan to certain executives at a fair value of $50.91 per unit. These performance-based restricted stock units will begin vesting in four equal annual installments on March 2, 2014, if the performance criteria is achieved.

Employee Stock Purchase Plan. The maximum number of shares of common stock available for issuance under the Company's Employee Stock Purchase Plan is 1,835,000. During the three months ended March 30, 2013, there were 15,512 shares issued. At March 30, 2013, there were 648,070 shares authorized and available for issuance.

CABELA'S INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands Except Share and Per Share Amounts)
(Unaudited)

10.	STOCKHOLDERS' EQUITY AND DIVIDEND RESTRICTIONS

Retained Earnings - The most significant restrictions on the payment of dividends are contained within the covenants under the Company's revolving credit and unsecured senior notes purchase agreements. Also, Nebraska banking laws govern the amount of dividends that WFB can pay to Cabela's. At March 30, 2013, the Company had unrestricted retained earnings of $180,529 available for dividends. However, the Company has never declared or paid any cash dividends on its common stock, and does not anticipate paying any cash dividends in the foreseeable future.

Accumulated Other Comprehensive Income - The components of accumulated other comprehensive income, net of related taxes, are as follows for the periods ended:

	March 30, 2013	December 29, 2012	March 31, 2012

Accumulated net unrealized holding gains on economic development bonds	$7,508	$6,823	$4,771
Accumulated net unrealized holding gain (loss) on derivatives	—	(1)	(19)
Cumulative foreign currency translation adjustments	(1,526)	(1,280)	(122)
Total accumulated other comprehensive income	$5,982	$5,542	$4,630

Treasury Stock - The Company's Board of Directors authorized a share repurchase program on August 23, 2011, that provides for share repurchases on an ongoing basis to offset dilution resulting from equity awards under the Company's current or future equity compensation plans. On February 14, 2013, the Company announced its intent to repurchase up to 750,000 shares of its common stock in open market transactions through February 2014 pursuant to this share repurchase program. As of March 30, 2013, 72,200 shares were repurchased.

The following table reconciles the share activity relating to the Company's treasury stock for the periods presented.

	Three Months Ended
Number of treasury shares:	March 30, 2013	March 31, 2012

Balance, beginning of period	492,414	800,935
Purchase of treasury stock	72,200	—
Treasury shares issued on exercise of stock options and share-based payment awards	(513,119)	(800,935)
Balance, end of period	51,495	—

CABELA'S INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands Except Share and Per Share Amounts)
(Unaudited)

11.     EARNINGS PER SHARE

The following table reconciles the number of shares utilized in the earnings per share calculations for the periods presented.

	Three Months Ended
Weighted average number of shares:	March 30, 2013	March 31, 2012

Common shares – basic	70,157,744	69,454,225
Effect of incremental dilutive securities:
Stock options, nonvested stock units, and employee stock purchase plans	1,215,080	1,832,930
Common shares – diluted	71,372,824	71,287,155
Stock options outstanding and nonvested stock units issued considered anti-dilutive excluded from calculation	—	293,540
12.     SUPPLEMENTAL CASH FLOW INFORMATION

The following table sets forth non-cash financing and investing activities and other cash flow information for the periods presented.

	Three Months Ended
	March 30, 2013	March 31, 2012
Non-cash financing and investing activities:
Accrued property and equipment additions (1)	$28,516	$14,041

Other cash flow information:
Interest paid (2)	$17,358	$22,752
Income taxes, net of refunds	$8,851	$42,543

(1)	Accrued property and equipment additions are recognized in the condensed consolidated statements of cash flows in the period they are paid.

(2)	Includes interest from the Financial Services segment totaling $13,344 and $14,055, respectively.

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

Segment assets are those directly used in or clearly allocable to an operating segment’s operations. For the Retail segment, assets include inventory in the retail stores, land, buildings, fixtures, and leasehold improvements. For the Direct segment, assets primarily include deferred catalog costs and fixed assets. Goodwill totaling $3,455, $3,535, and $3,516, at March 30, 2013, December 29, 2012, and March 31, 2012, respectively, was included in the Retail segment. The change in the carrying value of goodwill between periods is due to foreign currency translation adjustments. Assets for the Financial Services segment include cash, credit card loans, restricted cash, receivables, fixtures, and other assets. Cash and cash equivalents of the Financial Services segment were $281,705, $91,365, and $96,504, at March 30, 2013, December 29, 2012, and March 31, 2012, respectively. Assets for the Corporate Overhead and Other segment include corporate headquarters and facilities, merchandise distribution inventory, shared technology infrastructure and related information technology systems, corporate cash and cash equivalents, economic development bonds, prepaid expenses, deferred income taxes, and other corporate long-lived assets. Depreciation, amortization, and property and equipment expenditures are recognized in each respective segment. Intercompany revenue between segments was eliminated in consolidation.

Under an Intercompany Agreement effective January 1, 2012, the Financial Services segment pays to the Retail and Direct business segments a fixed license fee equal to 70 basis points on all originated charge volume of the Cabela's CLUB Visa credit card portfolio. In addition, among other items, the agreement requires the Financial Services segment to reimburse the Retail and Direct segments for certain operating and promotional costs.

CABELA'S INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands Except Share and Per Share Amounts)
(Unaudited)

Financial information by segment is presented in the following tables for the periods presented:

				Corporate Overhead and Other
			Financial Services
	Retail	Direct			Total
Three Months Ended March 30, 2013:
Merchandise sales	$486,555	$225,158	$—	$—	$711,713
Non-merchandise revenue:
Financial Services	—	—	85,772	—	85,772
Other	194	—	—	4,818	5,012
Total revenue	$486,749	$225,158	$85,772	$4,818	$802,497

Operating income (loss)	$84,678	$44,897	$24,101	$(74,561)	$79,115
As a percentage of revenue	17.4%	19.9%	28.1%	N/A	9.9%
Depreciation and amortization	$12,353	$1,888	$374	$6,477	$21,092
Assets	1,110,761	153,407	3,760,562	735,507	5,760,237

Three Months Ended March 31, 2012:
Merchandise sales	$345,082	$190,195	$—	$—	$535,277
Non-merchandise revenue:
Financial Services	—	—	83,455	—	83,455
Other	249	—	—	4,523	4,772
Total Revenue	$345,331	$190,195	$83,455	$4,523	$623,504

Operating income (loss)	$44,227	$34,174	$29,002	$(60,827)	$46,576
As a percentage of revenue	12.8%	18.0%	34.8%	N/A	7.5%
Depreciation and amortization	$10,806	$1,803	$243	$5,596	$18,448
Assets	928,531	145,846	3,139,581	667,443	4,881,401

CABELA'S INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands Except Share and Per Share Amounts)
(Unaudited)

The components and amounts of total revenue for the Financial Services segment were as follows for the periods presented.

	Three Months Ended
	March 30, 2013	March 31, 2012

Interest and fee income	$81,249	$73,108
Interest expense	(13,851)	(13,891)
Provision for loan losses	(12,775)	(6,646)
Net interest income, net of provision for loan losses	54,623	52,571
Non-interest income:
Interchange income	77,630	68,427
Other non-interest income	1,283	4,039
Total non-interest income	78,913	72,466
Less: Customer rewards costs	(47,764)	(41,582)
Financial Services revenue	$85,772	$83,455
The following table sets forth the percentage of the Company's merchandise revenue contributed by major product categories for our Retail and Direct segments and in total for the three months ended March 30, 2013, and March 31, 2012.

	Retail		Direct		Total
Three Months Ended:	March 30, 2013	March 31, 2012	March 30, 2013	March 31, 2012	March 30, 2013	March 31, 2012

Product Category:
Hunting Equipment	60.2%	51.5%	47.7%	35.0%	56.3%	45.8%
General Outdoors	22.5	29.4	27.2	35.5	24.0	31.5
Clothing and Footwear	17.3	19.1	25.1	29.5	19.7	22.7
Total	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

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

Level 3 is comprised of financial instruments whose fair value is estimated based on internally developed models or methodologies utilizing significant inputs that are primarily unobservable from objective sources. At March 30, 2013, the Company's financial instruments carried on our condensed consolidated balance sheets subject to fair value measurements consisted of economic development bonds and were classified as Level 3 for valuation purposes. For the three months ended March 30, 2013, and March 31, 2012, there were no transfers in or out of Levels 1, 2, or 3.
The table below presents changes in fair value of the economic development bonds measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the periods presented:

	Three Months Ended
	March 30, 2013	March 31, 2012

Balance, beginning of period	$85,041	$86,563
Total gains or losses:
Included in earnings - realized	—	—
Included in accumulated other comprehensive income - unrealized	1,087	2,657
Valuation adjustments	—	—
Purchases, issuances, and settlements:
Purchases	—	—
Issuances	—	—
Settlements	(1,665)	(505)
Balance, end of period	$84,463	$88,715
Fair values of the Company's economic development bonds were estimated using discounted cash flow projection estimates. These estimates are based on available market interest rates and the estimated amounts and timing of expected future payments to be received from municipalities under tax development zones, which the Company considers to be unobservable inputs (Level 3). These fair values do not reflect any premium or discount that could result from offering these bonds for sale or through early redemption, or any related income tax impact. Declines in the fair value of available-for-sale economic development bonds below cost that are deemed to be other than temporary are reflected in earnings. At March 30, 2013, and March 31, 2012, none of the bonds with a fair value below carrying value were deemed to have other than a temporary impairment.

CABELA'S INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands Except Share and Per Share Amounts)
(Unaudited)

On a quarterly basis, we perform various procedures to analyze the amounts and timing of projected cash flows to be received from our economic development bonds. We revalue each economic development bond using discounted cash flow models based on available market interest rates (Level 2 inputs) and management estimates, including the estimated amounts and timing of expected future tax payments (Level 3 inputs) to be received by the municipalities under tax increment financing districts. Projected cash flows are derived from sales and property taxes. Based on our analysis, in those instances where the expected cash flows are insufficient to recover the current carrying value of the bond, we adjust the carrying value of the individual bonds to their revised estimated fair value. The governmental entity from which the Company purchases the bonds is not liable for repayment of principal and interest on the bonds to the extent that the associated taxes are insufficient to fund principal and interest amounts under the bonds. Should sufficient tax revenue not be generated by the subject properties, the Company may not receive all anticipated payments and thus will be unable to realize the full carrying values of the economic development bonds, which result in a corresponding decrease to deferred grant income.
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
The Company evaluates the recoverability of property and equipment, land held for sale, goodwill and intangibles whenever indicators of impairment exist using significant unobservable inputs. This evaluation included existing store locations and future retail store sites. No impairment losses were recognized during the three months ended March 30, 2013, and March 31, 2012.
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

	March 30, 2013		December 29, 2012		March 31, 2012
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value

Financial Assets:
Credit card loans, net	$3,334,619	$3,334,619	$3,497,472	$3,497,472	$2,908,411	$2,908,411

Financial Liabilities:
Time deposits	969,367	1,032,132	1,048,018	1,086,411	1,018,225	1,061,475
Secured long-term obligations of the Trust	2,154,750	2,094,968	1,827,500	1,807,083	1,402,500	1,356,205
Long-term debt	328,329	361,648	336,535	373,120	340,243	339,630

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
15.    ACCOUNTING PRONOUNCEMENTS
Effective February 5, 2013, the Financial Accounting Standards Board issued ASU No. 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, which adds additional disclosure requirements relating to the reclassification of items out of accumulated other comprehensive income.  This ASU was effective for the first quarter of 2013 for the Company. During the three months ended March 30, 2013, the Company did not have any reclassification of items out of accumulated other comprehensive income.

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

•
the impact of legislation, regulation, and supervisory regulatory actions in the financial services industry, including the Dodd-Frank Wall Street Reform and Consumer Protection Act (the "Reform Act"); and

•
other risks, relevant factors, and uncertainties identified in our filings with the Securities and Exchange Commission ("SEC") (including the information set forth in the "Risk Factors" section of our Annual Report on Form 10-K for the fiscal year ended December 29, 2012), which filings are available at the SEC's website at www.sec.gov.

Given the risks and uncertainties surrounding forward-looking statements, you should not place undue reliance on these statements.  Our forward-looking statements speak only as of the date of this report.  Other than as required by law, we undertake no obligation to update or revise forward-looking statements, whether as a result of new information, future events, or otherwise.

The following discussion and analysis of financial condition, results of operations, liquidity, and capital resources should be read in conjunction with our audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 29, 2012, as filed with the SEC, and our unaudited interim condensed consolidated financial statements and the notes thereto appearing elsewhere in this report.

Critical Accounting Policies and Use of Estimates

Our critical accounting policies and use of estimates utilized in the preparation of the condensed consolidated financial statements as of March 30, 2013, remain unchanged from December 29, 2012.

Cabela's®

We are a leading specialty retailer, and the world's largest direct marketer, of hunting, fishing, camping, and related outdoor merchandise.  We provide a quality service to our customers who enjoy an outdoor lifestyle by supplying outdoor products through our multi-channel retail business consisting of our Retail and Direct segments. Our Retail business segment currently consists of 44 stores, including an Outpost store that we opened in Saginaw, Michigan, on February 14, 2013, our second Outpost store, and the three next-generation stores that we opened in 2013:

•Columbus, Ohio, on March 7, 2013;
•Grandville, Michigan, on March 21, 2013; and
•Louisville, Kentucky, on April 11, 2013.

We have 41 stores located in the United States and three in Canada with total retail square footage now at 5.4 million square feet, an increase of 5.8% from the end of 2012.

Our Direct business segment is comprised of our highly acclaimed Internet website and supplemented by our catalog distributions as a selling and marketing tool. World's Foremost Bank ("WFB," "Financial Services segment," or "Cabela's CLUB") also plays an integral role in supporting our merchandising business.  The Financial Services segment, comprised of our credit card services, reinforces our strong brand and strengthens our customer loyalty through our credit card loyalty programs.

Executive Overview

	Three Months Ended
	March 30, 2013	March 31, 2012	Increase (Decrease)	% Change

	(Dollars in Thousands Except Earnings Per Diluted Share)
Revenue:
Retail	$486,749	$345,331	$141,418	41.0%
Direct	225,158	190,195	34,963	18.4
Total	711,907	535,526	176,381	32.9
Financial Services	85,772	83,455	2,317	2.8
Other revenue	4,818	4,523	295	6.5
Total revenue	$802,497	$623,504	$178,993	28.7

Operating income	$79,115	$46,576	$32,539	69.9

Net income	$49,847	$28,826	$21,021	72.9

Earnings per diluted share	$0.70	$0.40	$0.30	75.0

Revenues in the three months ended March 30, 2013, totaled $802 million, an increase of $179 million, or 28.7%, over the three months ended March 31, 2012.  Total merchandise sales increased $176 million, or 32.9%, comparing the three month periods due to increases of $62 million in revenue from new retail stores and $79 million, or 24.0%, in comparable store sales, led by an increase in the hunting equipment product category. These increases were complemented by an increase of $35 million in Direct revenue, due primarily to increases in the hunting equipment product category.

Financial Services revenue increased $2 million, or 2.8%, in the three months ended March 30, 2013, compared to the three months ended March 31, 2012. This increase was primarily due to increases in interest income and interchange income, partially offset by higher customer reward costs due to growth in the number of active accounts and average balance per account. Provision for loan losses increased as a result of a release of the allowance for loan losses in the prior quarter due to an improving trend in the quality of our credit card portfolio.

Operating income increased $33 million, or 69.9%, in the three months ended March 30, 2013, compared to the three months ended March 31, 2012, and operating income as a percentage of revenue increased 240 basis points over the same period. The increases in total operating income and total operating income as a percentage of total revenue were primarily due to increases in revenue from all three business segments as well as an increase in our merchandise gross profit. These improvements were partially offset by higher consolidated operating expenses. Selling, distribution, and administrative expenses increased primarily due to increases in comparable and new store costs and related support areas. However, expressed as a percentage of total revenue, selling, distribution, and administrative expenses decreased 330 basis points to 33.0% in the three months ended March 30, 2013, compared to the three months ended March 31, 2012.

Our vision is to be the best omni-channel retail company in the world by creating intense customer loyalty for our outdoor brand. This loyalty will be created through two pillars of excellence: highly engaged outfitters and shareholders who support our short and long term goals. We will focus on these areas to achieve our new vision:

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

Improvements in these areas have led to an increase in our return on invested capital, an important measure of how effectively we have deployed capital in our operations in generating cash flows. Increases in our return on invested capital, on an after-tax basis, indicate improvements in our use of capital, thereby creating value in our Company.

We offer our customers integrated opportunities to access and use our retail store, Internet, and catalog channels. Our in-store pick-up program allows customers to order products through our catalogs, Internet site, and store kiosks and have them delivered to the retail store of their choice without incurring shipping costs, thereby helping to increase foot traffic in our stores. Conversely, our expanding retail stores introduce customers to our Internet and catalog channels. We are capitalizing on our omni-channel model by building on the strengths of each channel, primarily through improvements in our merchandise planning system. This system, along with our replenishment system, allows us to identify the correct product mix in each of our retail stores, maintain the proper inventory levels to satisfy customer demand in both our Retail and Direct business channels, and improve our distribution efficiencies.

We continue to work with vendors to negotiate the best prices on products and to manage inventory levels, as well as to ensure vendors deliver all products and services as expected. Our efforts continue in detailed pre-season planning, in-season monitoring of sales, and management of inventory to focus product assortments on our core customer base. As a result, our merchandise gross margin as a percentage of merchandise revenue increased 110 basis points to 35.6% in the three months ended March 30, 2013, compared to 34.5% in the three months ended March 31, 2012. This increase was primarily attributable to improved in-season and pre-season merchandise inventory planning, improvements in vendor collaboration, an ongoing focus on private label products, and improvements in price optimization to ensure we are pricing correctly in the marketplace. The increase in our merchandise gross profit as a percentage of merchandise sales was partially offset by an adverse product mix shift due to increased sales of firearms and ammunition, which carry a lower margin.

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
Comparing Retail segment results for the three months ended March 30, 2013, to March 31, 2012:

•	operating income increased $40 million, or 91.5%,

•	operating income as a percentage of Retail segment revenue increased 460 basis points to 17.4%, and

•	comparable store sales increased 24.0%.

As mentioned, our Retail business segment currently consists of 44 stores, including the three next-generation stores that we opened in 2013 and an Outpost store that we opened in Saginaw, Michigan, on February 14, 2013. We now have 41 stores located in the United States and three in Canada with total retail square footage now at 5.4 million square feet, an increase of 5.8% from the end of 2012. The new store formats are more productive and generate higher returns which will help to increase our return on invested capital.

We have also announced plans to open additional retail stores as follows:

•
in 2013, four next-generation stores located in Green Bay, Wisconsin; Thornton, Colorado; Lone Tree, Colorado; and Regina, Saskatchewan, Canada; as well as two Outpost stores located in Waco, Texas; and Kalispell, Montana; and

•
in 2014, seven next-generation stores located in Christiana, Delaware; Greenville, South Carolina; Anchorage, Alaska; Woodbury, Minnesota; Bristol, Virginia; Tualatin, Oregon; and Edmonton, Alberta, Canada.

We will be relocating our existing 44,000 square foot Winnipeg, Manitoba, store in the second quarter of 2013 to a more desirable location and increasing the size to 70,000 square feet. Looking to the end of 2013, we expect to increase retail square footage up to 13% over 2012, as well as generate an increased profit per square foot compared to the legacy store base, with the planned openings of these next-generation and Outpost stores.

We are focusing on improving our customers' digital shopping experiences on Cabelas.com and via mobile devices. Our marketing focus continues to be on developing a seamless omni-channel experience for our customers regardless of their transaction channel. Our digital transformation continues with efforts around enhancing our Internet website to support the Direct business. The amount of traffic coming through mobile devices is growing significantly.  As a result, we continue to utilize best-in-class technology to improve our customers' digital shopping experience and build on the advances we have made to capitalize on the variety of ways customers are shopping at Cabela's today.  We have seen early successes in our social marketing initiatives and now have over 2.4 million fans on Facebook.  Our omni-channel marketing efforts are resulting in increases in new customers, as well as customer engagement across multiple channels with a consistent experience across all channels. Our goal is to create a digital presence that mirrors our customers' in-store shopping experience.

In 2012 and continuing in the first quarter of 2013, we realized improvements in Internet traffic, growth in multi-channel customers, and very early progress in our print-to-digital transformation. We have developed a multi-year approach to reverse the down trend in our Direct segment and transform our legacy catalog business into an omni-channel enterprise supporting transformation to digital, e-commerce, and mobile while optimizing the customer experience with our growing retail footprint. We are in the very early stages of this effort. Near term efforts have been focusing on our print-to-digital transformation and testing targeted shipping offers. Also in January 2013, we opened an office in Westminster, Colorado, to attract high-quality talent to improve our website, social media, and mobile applications.

Comparing Direct segment results for the three months ended March 30, 2013, to March 31, 2012:

•	revenue increased $35 million, or 18.4%,

•	operating income increased $11 million, or 31.4%, and

•	operating income as a percentage of Direct segment revenue increased 190 basis points to 19.9%.

Cabela's CLUB continues to manage credit card delinquencies and charge-offs below industry average by adhering to our conservative underwriting criteria and active account management. Comparing Cabela's CLUB results for the three months ended March 30, 2013, to March 31, 2012:

•	net charge-offs as a percentage of average credit card loans decreased to 1.86%, down 14 basis points,

•	the average balance of our credit card loans increased to $3.3 billion, or 12.8%, and

•	our number of average active accounts increased 10.2% to 1.6 million, and the average balance per active account increased 2.3%.

During the three months ended March 30, 2013, the Financial Services segment issued $62 million in certificates of deposit, early renewed its $300 million variable funding facility, extending the commitment for an additional two years, and completed a $385 million term securitization.

Current Business Environment

Worldwide Credit Markets and Macroeconomic Environment - We believe that improvements in the United States economy led to a lower level of delinquencies and a decrease in charge-off rates comparing the three months ended March 30, 2013, to the three months ended March 31, 2012. We expect our charge-off rates and delinquency levels to remain below industry averages. The Financial Services segment continues to monitor developments in the securitization and certificates of deposit markets to ensure adequate access to liquidity.

Developments in Legislation and Regulation - In late 2012 and into 2013, there has been significant discussion regarding potential gun control legislation, primarily aimed at modern sporting rifles, certain semiautomatic pistols, and high capacity magazines. For example, the States of Colorado, Connecticut, Maryland, and New York have recently enacted or passed legislation that prohibits the sale of certain high capacity magazines and, in some cases, the sale of certain firearms. In January 2013, legislation was introduced in the United States Senate that would, if enacted, prohibit the sale of certain modern sporting rifles, certain semiautomatic pistols, and magazines that hold more than 10 rounds. We do not expect the recently enacted or passed state legislation to have a significant impact on our business. Any new federal legislation that prohibits the sale of certain modern sporting rifles, semiautomatic pistols, or ammunition could negatively impact our hunting equipment sales. Our mix of modern sporting rifles, semiautomatic pistols, and ammunition most likely to be impacted by any legislative changes is a small percentage of our total hunting equipment sales. We expect demand for firearms, ammunition, and accessories to remain strong as gun control continues to be a legislative focus.
On June 7, 2012, the Federal Deposit Insurance Corporation ("FDIC") and the other federal banking agencies announced they are seeking comment on proposed rules that would revise and replace the agencies' current capital rules. Among other things, the proposed rules would revise the agencies' prompt corrective action framework by introducing a common equity tier 1 capital requirement and a higher minimum tier 1 capital requirement. In addition, the proposed rules include a supplementary leverage ratio for depository institutions subject to the advanced approaches capital rules. It is not clear how the final rules will differ from the proposed rules, if at all, or the impact of the final rules on WFB and its ability to comply with a new common equity tier 1 capital requirement and a higher minimum tier 1 capital requirement.

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
The Reform Act established the new independent Consumer Financial Protection Bureau (the “Bureau”) which has broad rulemaking, supervisory, and enforcement authority over consumer products, including credit cards. The Bureau has extensive rulemaking authority and enforcement authority, and WFB is subject to the Bureau's regulation. While the Bureau will not examine WFB, it will receive information from the FDIC, WFB's primary federal regulator. The Bureau is specifically authorized to issue rules identifying as unlawful acts or practices it defines as “unfair, deceptive or abusive acts” in connection with any transaction with a consumer or in connection with a consumer financial product or service. It is uncertain what rules will be adopted by the Bureau, how such rules will be enforced, and whether or not such rules will require WFB to modify existing practices or procedures.

In 2012, the Bureau, acting in conjunction with the FDIC and other agencies, announced its first high-profile enforcement actions against credit card issuers for deceptive marketing and other illegal practices related to the advertising of ancillary products, collection practices, and other matters.  By these recent public enforcement actions, the Bureau and the FDIC have signaled a heightened scrutiny of credit card issuers.  We anticipate increased activity by regulators in pursuing consumer protection claims going forward.
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

On October 11, 2011, the Federal Reserve, the Office of the Comptroller of Currency, the FDIC, and the SEC issued proposed regulations implementing certain provisions under the Reform Act limiting proprietary trading and sponsorship or investment in hedge funds and private equity funds (the "Volcker Rule"). The proposed regulations are complex and have been the subject of extensive comment. As proposed, these regulations may apply to us and could limit our ability to engage in the types of transactions covered by the Volcker Rule and may impose potentially burdensome compliance, monitoring, and reporting obligations. There remains considerable uncertainty regarding whether the final regulations implementing the Volcker Rule will differ from the proposed regulations and the effect of any final regulations on our Retail and Direct businesses and the business of the Financial Services segment and its ability and willingness to sponsor securitization transactions in the future.

On September 19, 2011, the SEC proposed a new rule under the Securities Act of 1933, as amended, to implement certain provisions of the Reform Act. Under the proposed rule, an underwriter, placement agent, initial purchaser, or sponsor of an asset-backed security, or any affiliate of any such person, shall not at any time within one year after the first closing of the sale of the asset-backed security engage in any transaction that would involve or result in any material conflict of interest with respect to any investor in a transaction arising out of such activity. The proposed rule would exempt certain risk mitigating hedging activities, liquidity commitments, and bona fide market-making activity. It is not clear how the final rule will differ from the proposed rule, if at all. The final rule's impact on the securitization market and the Financial Services segment is also unclear at this time.

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

Proposed Settlement of Visa Litigation - In June 2005, a number of entities, each purporting to represent a class of retail merchants, sued Visa and several member banks, and other credit card associations, alleging, among other things, that Visa and its member banks have violated United States antitrust laws by conspiring to fix the level of interchange fees. On July 13, 2012, the parties to this litigation announced that they had entered into a memorandum of understanding, which subject to certain conditions, including court approval, obligates the parties to enter into a settlement agreement to resolve the claims brought by the class members. On November 9, 2012, the settlement received preliminary court approval. The court has scheduled a September 12, 2013, hearing for final approval of the settlement. The settlement agreement requires, among other things, (i) the distribution to class merchants of an amount equal to 10 basis points of default interchange across all credit rate categories for a period of eight consecutive months, which otherwise would have been paid to issuers like WFB, (ii) Visa to change its rules to allow merchants to charge a surcharge on credit card transactions subject to a cap, and (iii) Visa to meet with merchant buying groups that seek to negotiate interchange rates collectively. To date, WFB has not been named as a defendant in any credit card industry lawsuits. Management believes that the 10 basis point reduction of default interchange across all credit rate categories for a period of eight consecutive months would result in a reduction of interchange income of approximately $12.5 million in the Financial Services segment. Therefore, a liability of $12.5 million was recorded in the fourth quarter of fiscal 2012 to accrue for such proposed settlement and was outstanding in the condensed consolidated balance sheets as of March 30, 2013, and December 29, 2012.

Operations Review

 The three months ended March 30, 2013, and March 31, 2012, each consisted of 13 weeks. Our operating results expressed as a percentage of revenue were as follows for the periods presented.

	Three Months Ended
	March 30, 2013	March 31, 2012

Revenue	100.00%	100.00%
Cost of revenue	57.16	56.26
Gross profit (exclusive of depreciation and amortization)	42.84	43.74
Selling, distribution, and administrative expenses	32.98	36.27
Operating income	9.86	7.47
Other income (expense):
Interest expense, net	(0.67)	(0.72)
Other income, net	0.19	0.22
Total other income (expense), net	(0.48)	(0.50)
Income before provision for income taxes	9.38	6.97
Provision for income taxes	3.17	2.35
Net income	6.21%	4.62%

Results of Operations - Three Months Ended March 30, 2013, Compared to March 31, 2012

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

	Three Months Ended
	March 30, 2013		March 31, 2012		Increase (Decrease)	% Change
		%		%
	(Dollars in Thousands)

Retail	$486,749	60.6%	$345,331	55.4%	$141,418	41.0%
Direct	225,158	28.1	190,195	30.5	34,963	18.4
Financial Services	85,772	10.7	83,455	13.4	2,317	2.8
Other	4,818	0.6	4,523	0.7	295	6.5
	$802,497	100.0%	$623,504	100.0%	$178,993	28.7

Product Sales Mix - The following table sets forth the percentage of our merchandise revenue contributed by major product categories for our Retail and Direct segments and in total for the three months ended March 30, 2013, and March 31, 2012.

	Retail		Direct		Total
Product Category:	March 30, 2013	March 31, 2012	March 30, 2013	March 31, 2012	March 30, 2013	March 31, 2012

Hunting Equipment	60.2%	51.5%	47.7%	35.0%	56.3%	45.8%
General Outdoors	22.5	29.4	27.2	35.5	24.0	31.5
Clothing and Footwear	17.3	19.1	25.1	29.5	19.7	22.7
Total	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

Retail Revenue - Retail revenue increased $141 million, or 41.0%, in the three months ended March 30, 2013, compared to the three months ended March 31, 2012, primarily due to an increase of $62 million in revenue from the addition of new retail stores comparing the respective periods and an increase in comparable store sales of $79 million. Retail revenue growth was led by an increase in the hunting equipment product category.

	Three Months Ended
	March 30, 2013	March 31, 2012	Increase (Decrease)	% Change
	(Dollars in Thousands)

Comparable stores sales	$409,238	$330,020	$79,218	24.0%

Direct Revenue - Direct revenue increased $35 million, or 18.4%, in the three months ended March 30, 2013, compared to the three months ended March 31, 2012. Direct revenue growth was led by an increase in the hunting equipment product category and from our omni-channel marketing initiatives and print-to-digital transformation.

Financial Services Revenue -  The following table sets forth the components of Financial Services revenue for the three months ended:

	March 30, 2013	March 31, 2012	Increase (Decrease)	% Change
	(Dollars in Thousands)

Interest and fee income	$81,249	$73,108	$8,141	11.1%
Interest expense	(13,851)	(13,891)	(40)	(0.3)
Provision for loan losses	(12,775)	(6,646)	6,129	92.2
Net interest income, net of provision for loan losses	54,623	52,571	2,052	3.9
Non-interest income:
Interchange income	77,630	68,427	9,203	13.4
Other non-interest income	1,283	4,039	(2,756)	(68.2)
Total non-interest income	78,913	72,466	6,447	8.9
Less: Customer rewards costs	(47,764)	(41,582)	6,182	14.9
Financial Services revenue	$85,772	$83,455	$2,317	2.8

Financial Services revenue increased $2 million, or 2.8%, for the three months ended March 30, 2013, compared to the three months ended March 31, 2012. The increase in interest and fee income of $8 million was due to an increase in credit card loans, partially offset by lower LIBOR rates. The increase in the provision for loan losses is a result of a release of the allowance for loan losses in the prior quarter due to an improving trend in the quality of our credit card portfolio. We continue to experience favorable trends, however, at a normalized pace. The increases in interchange income of $9 million and customer rewards costs of $6 million were due to an increase in credit card purchases.

The following table sets forth the components of Financial Services revenue as a percentage of average total credit card loans, including any accrued interest and fees, for the three months ended:

	March 30, 2013	March 31, 2012

Interest and fee income	9.7%	10.0%
Interest expense	(1.7)	(2.0)
Provision for loan losses	(1.5)	(0.8)
Interchange income	9.3	9.2
Other non-interest income	0.2	0.4
Customer rewards costs	(5.7)	(5.6)
Financial Services revenue	10.3%	11.2%

Key statistics reflecting the performance of Cabela's CLUB are shown in the following chart for the three months ended:

	March 30, 2013	March 31, 2012	Increase (Decrease)	% Change
	(Dollars in Thousands Except Average Balance per Account )

Average balance of credit card loans (1)	$3,346,588	$2,967,556	$379,032	12.8%
Average number of active credit card accounts	1,633,551	1,482,452	151,099	10.2
Average balance per active credit card account (1)	$2,049	$2,002	$47	2.3
Net charge-offs on credit card loans (1)	$15,585	$14,846	$739	5.0
Net charge-offs as a percentage of average credit card loans (1)	1.86%	2.00%	(0.14)%
(1) Includes accrued interest and fees

The average balance of credit card loans increased to $3.3 billion, or 12.8%, for the three months ended March 30, 2013, compared to the three months ended March 31, 2012, due to an increase in the number of active accounts and the average balance per account.  The average number of active accounts increased to 1.6 million, or 10.2%, compared to the three months ended March 31, 2012, due to our successful marketing efforts in new account acquisitions. Net charge-offs as a percentage of average credit card loans decreased to 1.86% for the three months ended March 30, 2013, down 14 basis points compared to the three months ended March 31, 2012, due to improvements in bankruptcies, delinquencies, and delinquency roll-rates. See “Asset Quality of Cabela's CLUB” in this report for additional information on trends in delinquencies and non-accrual loans and analysis of our allowance for loan losses.

Other Revenue

Other revenue was $5 million in both the three months ended March 30, 2013, and the three months ended March 31, 2012.

Merchandise Gross Profit

Comparisons and analysis of our gross profit on merchandising revenue are presented below for the periods presented:

	Three Months Ended
	March 30, 2013	March 31, 2012	Increase (Decrease)	% Change
	(Dollars in Thousands)

Merchandise sales	$711,713	$535,277	$176,436	33.0%
Merchandise gross profit	253,086	184,557	68,529	37.1
Merchandise gross profit as a percentage of merchandise sales	35.6%	34.5%	1.1%

 Merchandise Gross Profit - Our merchandise gross profit increased $69 million, or 37.1%, to $253 million in the three months ended March 30, 2013, compared to the three months ended March 31, 2012. The increase in our merchandise gross profit was primarily due to firearms and ammunition, as well as continued improvements in vendor collaboration, an ongoing focus on private label products, and further advancements in price optimization.

Our merchandise gross profit as a percentage of merchandise sales increased 110 basis points in the three months ended March 30, 2013, compared to the three months ended March 31, 2012, primarily due to continued improvements in pre-season and in-season inventory management and vendor collaboration. The increase in our merchandise gross profit as a percentage of merchandise sales was partially offset by an adverse product mix shift due to increased sales of firearms and ammunition, which carry a lower margin.

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

	Three Months Ended
	March 30, 2013	March 31, 2012	Increase (Decrease)	% Change
	(Dollars in Thousands)

Selling, distribution, and administrative expenses	$264,687	$226,169	$38,518	17.0%
SD&A expenses as a percentage of total revenue	33.0%	36.3%	(3.3)%
Retail store pre-opening costs	$5,678	$3,998	$1,680	42.0

Selling, distribution, and administrative expenses increased $39 million, or 17.0%, in the three months ended March 30, 2013, compared to the three months ended March 31, 2012. However, expressed as a percentage of total revenue, selling, distribution, and administrative expenses decreased 330 basis points to 33.0% in the three months ended March 30, 2013, compared to the three months ended March 31, 2012. The most significant factors contributing to the changes in selling, distribution, and administrative expenses in these respective periods included:

•
an increase of $26 million in employee compensation, benefits, and contract labor primarily due to the opening of new retail stores and increases in staff for other retail stores, merchandising and distribution centers, credit card growth support, and general corporate overhead support;

•	an increase of $4 million in building costs and depreciation primarily related to the operations and maintenance of our new and existing retail stores as well as corporate offices;

•	an increase of $2 million in professional fees; and,

•	an increase of $1 million in software-related expenses primarily to support operational growth.

Significant changes in our consolidated selling, distribution, and administrative expenses related to specific business segments included the following:

Retail Segment:

•
An increase of $14 million in employee compensation, benefits, and contract labor primarily due to the opening of new retail stores and increases in staff for other retail stores and merchandising teams.

•	An increase of $2 million in building costs primarily related to the operations and maintenance of our new and existing retail stores.

•	An increase of $1 million in advertising and promotional costs related to new and existing retail stores.

Direct Segment:

•
A net decrease of $1 million in advertising and direct marketing costs primarily due to a managed reduction in catalog page count partially offset by increases in Internet related expenses due to our expanded use of digital marketing channels and enhancements to our website.

•	An increase of $2 million in employee compensation, benefits, and contract labor.

•	An increase of $1 million in professional fees.

Financial Services Segment:

•	An increase of $1 million in professional fees.

Corporate Overhead, Distribution Centers, and Other:

•	An increase of $10 million in employee compensation, benefits, and contract labor in general corporate and the distribution centers to support operational growth.

•	An increase of $2 million in building costs primarily related to updates to our corporate offices.

•	An increase of $1 million in software-related expenses primarily to support operational growth.

Operating Income

Operating income is revenue less cost of revenue and selling, distribution, and administrative expenses.  Operating income for our merchandise business segments excludes costs associated with operating expenses of distribution centers, procurement activities, and other corporate overhead costs.

Comparisons and analysis of operating income are presented below for the periods presented:

	Three Months Ended
	March 30, 2013	March 31, 2012	Increase (Decrease)	% Change
	(Dollars in Thousands)

Total operating income	$79,115	$46,576	$32,539	69.9%
Total operating income as a percentage of total revenue	9.9%	7.5%	2.4%

Operating income by business segment:
Retail	$84,678	$44,227	$40,451	91.5
Direct	44,897	34,174	10,723	31.4
Financial Services	24,101	29,002	(4,901)	(16.9)

Operating income as a percentage of segment revenue:
Retail	17.4%	12.8%	4.6%
Direct	19.9	18.0	1.9
Financial Services	28.1	34.8	(6.7)

Operating income increased $33 million, or 69.9%, in the three months ended March 30, 2013, compared to the three months ended March 31, 2012, and operating income as a percentage of revenue increased 240 basis points to 9.9% in the three months ended March 30, 2013. The increases in total operating income and total operating income as a percentage of total revenue were primarily due to increases in revenue from all business segments as well as an increase in our merchandise gross profit. These improvements were partially offset by higher consolidated operating expenses. Selling, distribution, and administrative expenses increased primarily due to increases in comparable and new store costs and related support areas.

Under an Intercompany Agreement effective January 1, 2012, the Financial Services segment pays to the Retail and Direct business segments a fixed license fee equal to 70 basis points on all originated charge volume of the Cabela's CLUB Visa credit card portfolio. In addition, among other items, the agreement requires the Financial Services segment to reimburse the Retail and Direct segments for certain operating and promotional costs. Fees paid under the Intercompany Agreement by the Financial Services segment to these two segments increased $6 million in the three months ended March 30, 2013, compared to the three months ended March 31, 2012; a $6 million increase to the Retail segment and no change to the Direct segment.

Interest (Expense) Income, Net

Interest expense, net of interest income, was $5 million in both the three months ended March 30, 2013, and the three months ended March 31, 2012. Interest expense is accrued on our revolving credit facilities and long-term debt as well as on unrecognized tax benefits.

Other Non-Operating Income, Net

Other non-operating income was $2 million in the three months ended March 30, 2013, compared to $1 million in the three months ended March 31, 2012.  This income is primarily from interest earned on our economic development bonds.

Provision for Income Taxes

Our effective tax rate was 33.8% for the three months ended March 30, 2013, compared to 33.7% for the three months ended March 31, 2012.  The effective tax rates for both periods differed from our statutory rate primarily due to the mix of taxable income between the United States and foreign tax jurisdictions.

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

The quality of our credit card loan portfolio at any time reflects, among other factors: 1) the creditworthiness of cardholders, 2) general economic conditions, 3) the success of our account management and collection activities, and 4) the life-cycle stage of the portfolio.  During periods of economic weakness, delinquencies and net charge-offs are more likely to increase. We have mitigated periods of economic weakness by selecting a customer base that is very creditworthy.  We use the scores of Fair Isaac Corporation (“FICO”), a widely-used tool for assessing an individual's credit rating, as the primary credit quality indicator. During the second quarter of 2012, the Financial Services segment incorporated a newer version of FICO that utilizes the same factors as the previous scoring model, but is more sensitive to utilization of available credit, delinquencies considered serious and frequent, and maintenance of various types of credit. The newer version FICO score resulted in a slightly higher median score of our credit cardholders, which was 793 at March 30, 2013, and at December 29, 2012, compared to 786 at March 31, 2012.

The following table reports delinquencies, including any delinquent non-accrual and restructured credit card loans, as a percentage of our credit card loans, including any accrued interest and fees, in a manner consistent with our monthly external reporting at the periods ended:

	March 30, 2013	December 29, 2012	March 31, 2012
Number of days delinquent:
Greater than 30 days	0.73%	0.72%	0.80%
Greater than 60 days	0.45	0.46	0.49
Greater than 90 days	0.24	0.24	0.26

The table below shows delinquent, non-accrual, and restructured loans as a percentage of our credit card loans, including any accrued interest and fees, at the periods ended:

	March 30, 2013	December 29, 2012	March 31, 2012
Number of days delinquent and still accruing (1):
Greater than 30 days	0.59%	0.57%	0.59%
Greater than 60 days	0.36	0.36	0.35
Greater than 90 days	0.19	0.19	0.19
(1) Excludes non-accrual and restructured loans which are presented below.

Non-accrual	0.18	0.17	0.22
Restructured	1.33	1.35	1.90

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

The following table shows the activity in our allowance for loan losses and charge off activity for the periods presented:

	Three Months Ended
	March 30, 2013	March 31, 2012
	(Dollars in Thousands)

Balance, beginning of period	$65,600	$73,350
Provision for loan losses	12,775	6,646

Charge-offs	(18,300)	(18,012)
Recoveries	4,625	5,066
Net charge-offs	(13,675)	(12,946)
Balance, end of period	$64,700	$67,050

Net charge-offs on credit card loans	$(13,675)	$(12,946)
Charge-offs of accrued interest and fees (recorded as a reduction in interest and fee income)	(1,910)	(1,900)
Total net charge-offs including accrued interest and fees	$(15,585)	$(14,846)

Net charge-offs including accrued interest and fees as a percentage of average credit card loans	1.86%	2.00%

For the three months ended March 30, 2013, net charge-offs as a percentage of average credit card loans decreased to 1.86%, down 14 basis points compared to 2.00% for the three months ended March 31, 2012. We believe our charge-off levels remain well below industry averages.  Our net charge-off rates and allowance for loan losses have decreased due to improved outlooks in the quality of our credit card portfolio evidenced by lower delinquencies and delinquency roll-rates and favorable charge-off trends.

Liquidity and Capital Resources

Overview

Our Retail and Direct segments and our Financial Services segment have significantly differing liquidity and capital needs. We believe that we will have sufficient capital available from cash on hand, our revolving credit facility, and other borrowing sources to fund our cash requirements and near-term growth plans for at least the next 12 months. We continually evaluate the credit markets for certificates of deposit and securitizations to determine the most cost effective source of funds for the Financial Services segment. At March 30, 2013, December 29, 2012, and March 31, 2012, cash on a consolidated basis totaled $364 million, $289 million, and $157 million, respectively, of which $282 million, $91 million, and $97 million, respectively, was cash at the Financial Services segment which will be utilized to meet this segment's liquidity requirements.
As of March 30, 2013, cash and cash equivalents held by our foreign subsidiaries totaled $24 million.  Our intent is to permanently reinvest a portion of these funds outside the United States for capital expansion and to repatriate a portion of these funds. Based on our current projected capital needs and the current amount of cash and cash equivalents held by our foreign subsidiaries, we do not anticipate incurring any material tax costs beyond our accrued tax position in connection with any repatriation, but we may be required to accrue for unanticipated additional tax costs in the future if our expectations or the amount of cash held by our foreign subsidiaries change.

On October 11, 2011, the Federal Reserve, the Office of the Comptroller of Currency, the FDIC, and the SEC issued proposed regulations implementing certain provisions under the Reform Act limiting proprietary trading and sponsorship or investment in hedge funds and private equity funds (the "Volcker Rule"). The proposed regulations are complex and have been the subject of extensive comment. As proposed, these regulations may apply to us and could limit our ability to engage in the types of transactions covered by the Volcker Rule and may impose potentially burdensome compliance, monitoring, and reporting obligations. There remains considerable uncertainty regarding whether the final regulations implementing the Volcker Rule will differ from the proposed regulations and the effect of any final regulations on our Retail and Direct businesses and the business of the Financial Services segment and its ability and willingness to sponsor securitization transactions in the future.

Retail and Direct Segments – The primary cash requirements of our merchandising business relate to capital for new retail stores, purchases of inventory, investments in our management information systems and infrastructure, and general working capital needs. We historically have met these requirements with cash generated from our merchandising business operations, borrowing under our revolving credit facility, and issuing debt and equity securities.
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

Our $415 million revolving credit facility expires on November 2, 2016, and permits the issuance of letters of credit up to $100 million and swing line loans up to $20 million. This credit facility may be increased to $500 million subject to certain terms and conditions. Advances under the credit facility will be used for the Company's general business purposes, including working capital support.
Our unsecured $415 million revolving credit facility and unsecured senior notes contain certain financial covenants, including the maintenance of minimum debt coverage, a fixed charge coverage ratio, a leverage ratio, and a minimum consolidated net worth standard. In the event that we failed to comply with these covenants, a default would trigger and all principal and outstanding interest would immediately be due and payable. At March 30, 2013, we were in compliance with all financial covenants under our credit agreements and unsecured notes. We anticipate that we will continue to be in compliance with all financial covenants under our credit agreements and unsecured notes through at least the next 12 months.

We announced on February 14, 2013, that we intend to repurchase up to 750,000 shares of our outstanding common stock in open market transactions through February 2014 pursuant to our share repurchase program. The share repurchase program does not obligate us to repurchase any outstanding shares of our common stock, and the program may be limited or terminated at any time. During the three months ended March 30, 2013, we repurchased 72,200 shares of our common stock at a cost of $4 million. During the three months ended March 30, 2013, we issued 513,119 shares of our common stock related to the exercise of stock options and the vesting of stock awards.

Financial Services Segment – The primary cash requirements of the Financial Services segment relate to the financing of credit card loans.  These cash requirements will increase if our credit card originations increase or if our cardholders' balances or spending increase. The Financial Services segment sources operating funds in the ordinary course of business through various financing activities, which include funding obtained from securitization transactions, obtaining brokered and non-brokered certificates of deposit, borrowing under its federal funds purchase agreements, and generating cash from operations. During the three months ended March 30, 2013, the Financial Services segment issued $62 million in certificates of deposit, early renewed its $300 million variable funding facility, extending the commitment for an additional two years, and completed a $385 million term securitization that will mature in February 2023. For the remaining nine months of 2013, the Financial Services segment intends to issue additional certificates of deposit. We believe that these liquidity sources are sufficient to fund the Financial Services segment's foreseeable cash requirements and near-term growth plans.

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
In addition, several rules and regulations have recently been proposed or adopted that may substantially affect issuers of asset-backed securities. On September 19, 2011, the SEC proposed a new rule under the Securities Act of 1933, as amended, to implement certain provisions of the Reform Act. Under the proposed rule, an underwriter, placement agent, initial purchaser, or sponsor of an asset-backed security, or any affiliate of any such person, shall not at any time within one year after the first closing of the sale of the asset-backed security engage in any transaction that would involve or result in any material conflict of interest with respect to any investor in a transaction arising out of such activity. The proposed rule would exempt certain risk-mitigating hedging activities, liquidity commitments, and bona fide market-making activity. It is not clear how the final rule will differ from the proposed rule, if at all. The final rule's impact on the securitization market and the Financial Services segment is also unclear at this time.
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

Operating, Investing, and Financing Activities

The following table presents changes in our cash and cash equivalents for the periods presented:

	Three Months Ended
	March 30, 2013	March 31, 2012
	(In Thousands)

Net cash provided by (used in) operating activities	$122,512	$(6,421)
Net cash provided by investing activities	25,570	81,826
Net cash used in financing activities	(73,085)	(222,868)

2013 versus 2012

Operating Activities - Cash from operating activities increased $129 million in the three months ended March 30, 2013, compared to the three months ended March 31, 2012. Comparing the respective periods, we had an increase of $91 million in accounts payable and accrued expenses, a net decrease of $46 million in income taxes receivable/payable and deferred income taxes, and $21 million in cash generated from operations. Partially offsetting these increases in cash from operations were decreases relating to inventories of $15 million and an increase of $28 million in accounts receivable and prepaid expenses. Inventories increased $60 million at March 30, 2013, to $613 million, compared to December 29, 2012, while inventories increased $45 million at March 31, 2012, compared to fiscal year end 2011, a net change of $15 million. The increase in inventories in 2013 is primarily due to the addition of new retail stores.

Investing Activities - Cash provided by investing activities decreased $56 million in the three months ended March 30, 2013, compared to the three months ended March 31, 2012. Cash paid for property and equipment additions totaled $65 million in the three months ended March 30, 2013 compared to $40 million in the three months ended March 31, 2012. At March 30, 2013, we estimated total capital expenditures for the development, construction, and completion of retail stores to approximate $197 million through the next 12 months. We expect to fund these estimated capital expenditures with funds from operations. In addition, cash flows from credit card loans originated externally decreased $29 million compared to the respective period a year ago.

Financing Activities - Cash used in financing activities decreased $150 million in the three months ended March 30, 2013, compared to the three months ended March 31, 2012.  Comparing the respective periods, this net change was primarily due to increases in net borrowings on secured obligations of the Trust by the Financial Services segment of $272 million and $17 million in unrepresented checks. These increases were partially offset by a decrease in time deposits, which the Financial Services segment utilizes to fund its credit card operations, of $115 million comparing the respective periods and a decrease of $21 million in stock-related activity.

The following table presents the borrowing activities of our merchandising business and the Financial Services segment for the periods presented:

	Three Months Ended
	March 30, 2013	March 31, 2012
	(In Thousands)

Borrowings (repayments) on revolving credit facilities and inventory financing, net	$(40)	$3,622
Secured borrowings (repayments) of the Trust, net	2,250	(270,000)
Repayments of long-term debt	(8,206)	(8,203)
Total	$(5,996)	$(274,581)

The following table summarizes our availability under the Company's debt and credit facilities, excluding the facilities of the Financial Services segment, at the periods ended:

	March 30, 2013	March 31, 2012
	(In Thousands)

Amounts available for borrowing under credit facilities (1)	$415,000	$430,000
Principal amounts outstanding	—	(3,524)
Outstanding letters of credit and standby letters of credit	(24,694)	(15,944)
Remaining borrowing capacity, excluding the Financial Services segment facilities	$390,306	$410,532

(1)	Consists of our revolving credit facility of $415 million for both periods and, for March 31, 2012, the $15 million CAD credit facility for our operations in Canada.

The Financial Services segment also has total borrowing availability of $85 million under its agreements to borrow federal funds.  At March 30, 2013, the entire $85 million of borrowing capacity was available.

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

In addition, our unsecured senior notes contain various covenants and restrictions that are usual and customary for transactions of this type. Also, the debt agreements contain cross default provisions to other outstanding credit facilities. In the event that we failed to comply with these covenants, a default would trigger and all principal and outstanding interest would immediately be due and payable. At March 30, 2013, we were in compliance with all financial covenants under our credit agreements and unsecured notes. We anticipate that we will continue to be in compliance with all financial covenants under our credit agreements and unsecured notes through the next 12 months.

Our $15 million CAD unsecured revolving credit facility, set to expire June 30, 2013, was terminated January 31, 2013.

Economic Development Bonds and Grants

Economic Development Bonds - Economic development bonds are related to the Company's government economic assistance arrangements relating to the construction of new retail stores or retail development. State or local governments may sell economic development bonds primarily to provide funding for the construction and equipping of our retail stores. In the past, we have primarily been the sole purchaser of these bonds. While purchasing these bonds involves an initial cash outlay by us in connection with a new store or property, some or all of these costs can be recaptured through the repayments of the bonds. The payments of principal and interest on the bonds are typically tied to sales, property, or lodging taxes generated from the store and, in some cases, from businesses in the surrounding area, over periods which range between 15 and 30 years. Some of our bonds may be repurchased for par value by the governmental entity prior to the maturity date of the bonds. The governmental entity from which we purchase the bonds is not otherwise liable for repayment of principal and interest on the bonds to the extent that the associated taxes are insufficient to pay the bonds. If sufficient tax revenue is not generated by the subject properties, we will not receive scheduled payments and will be unable to realize the full value of the bonds carried on our condensed consolidated balance sheet. At March 30, 2013, December 29, 2012, and March 31, 2012, economic development bonds totaled $84 million, $85 million, and $89 million, respectively.

On a quarterly basis, we perform various procedures to analyze the amounts and timing of projected cash flows to be received from our economic development bonds. We revalue each economic development bond using discounted cash flow models based on available market interest rates (Level 2 inputs) and management estimates, including the estimated amounts and timing of expected future tax payments (Level 3 inputs) to be received by the municipalities under tax increment financing districts. Projected cash flows are derived from sales and property taxes. Due to the seasonal nature of the Company's business, fourth quarter sales are significant to projecting future cash flows under the economic development bonds. We evaluate the impact of bond payments that have been received since the most recent quarterly evaluation, including those subsequent to the end of the quarter. Typically, bond payments are received twice annually. The payments received around the end of the fourth quarter provide us with additional facts for our fourth quarter projections. We make inquiries of local governments and/or economic development authorities for information on any anticipated third-party development, specifically on land owned by the Company, but also on land not owned by the Company in the tax increment financing development district, and to assess any current and potential development where cash flows under the bonds may be impacted by additional development and the anticipated development is material to the estimated and recorded carrying value based on projected cash flows. We make revisions to the cash flow estimates of each bond based on the information obtained. In those instances where the expected cash flows are insufficient to recover the current carrying value of the bond, we adjust the carrying value of the individual bonds to their revised estimated fair value. The governmental entity from which the Company purchases the bonds is not liable for repayment of principal and interest on the bonds to the extent that the associated taxes are insufficient to fund principal and interest amounts under the bonds. Should sufficient tax revenue not be generated by the subject properties, the Company may not receive all anticipated payments and thus will be unable to realize the full carrying values of the economic development bonds, which result in a corresponding decrease to deferred grant income.

Grants - We generally have received grant funding in exchange for commitments made by us to the state or local government providing the funding. The commitments, such as assurance of agreed employment and wage levels at our retail stores or that the retail store will remain open, typically phase out over approximately five to ten years. If we fail to maintain the commitments during the applicable period, the funds we received may have to be repaid or other adverse consequences may arise, which could affect our cash flows and profitability.  At March 30, 2013, December 29, 2012, and March 31, 2012, the total amount of grant funding subject to specific contractual remedies was $7 million, $7 million, and $10 million, respectively.

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

To protect investors, the securitization structures include certain features that could result in earlier-than-expected repayment of the securities, which could cause the Financial Services segment to sustain a loss of one or more of its retained interests and could prompt the need to seek alternative sources of funding. The primary investor protection feature relates to the availability and adequacy of cash flows in the securitized pool of loans to meet contractual requirements, the insufficiency of which triggers early repayment of the securities. The Financial Services segment refers to this as the “early amortization” feature.  Investors are allocated cash flows derived from activities related to the accounts comprising the securitized pool of loans, the amounts of which reflect finance charges collected, certain fee assessments collected, allocations of interchange, and recoveries on charged off accounts.  These cash flows are considered to be restricted under the governing documents to pay interest to investors, servicing fees, and to absorb the investor's share of charge-offs occurring within the securitized pool of loans. Any cash flows remaining in excess of these requirements are reported to investors as excess spread.  An excess spread of less than zero percent for a contractually specified period, generally a three-month average, would trigger an early amortization event. Such an event could result in the Financial Services segment incurring losses related to its retained interests. In addition, if the retained interest in the loans of the Financial Services segment falls below the 5% minimum 20 day average and the Financial Services segment fails to add new accounts to the securitized pool of loans, an early amortization event would be triggered.  The investors have no recourse to the Financial Services segment's other assets for failure of debtors to pay other than for breaches of certain customary representations, warranties, and covenants. These representations, warranties, covenants, and the related indemnities do not protect the Trust or third party investors against credit-related losses on the loans.

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

The total amounts and maturities for our credit card securitizations as of March 30, 2013, were as follows:

Series	Type	Total Available Capacity	Third Party Investor Available Capacity	Third Party Investor Outstanding	Interest Rate	Expected Maturity
		(Dollars in Thousands)

2010-I	Term	$45,000	$—	$—	Fixed	January 2015
2010-I	Term	255,000	255,000	255,000	Floating	January 2015
2010-II	Term	165,000	127,500	127,500	Fixed	September 2015
2010-II	Term	85,000	85,000	85,000	Floating	September 2015
2011-II	Term	200,000	155,000	155,000	Fixed	June 2016
2011-II	Term	100,000	100,000	100,000	Floating	June 2016
2011-IV	Term	210,000	165,000	165,000	Fixed	October 2016
2011-IV	Term	90,000	90,000	90,000	Floating	October 2016
2012-I	Term	350,000	275,000	275,000	Fixed	February 2017
2012-I	Term	150,000	150,000	150,000	Floating	February 2017
2012-II	Term	375,000	300,000	300,000	Fixed	June 2017
2012-II	Term	125,000	125,000	125,000	Floating	June 2017
2013-I	Term	385,000	327,250	327,250	Fixed	February 2023
Total term		2,535,000	2,154,750	2,154,750

2008-III	Variable Funding	260,115	225,000	—	Floating	March 2015
2011-I	Variable Funding	352,941	300,000	—	Floating	March 2016
2011-III	Variable Funding	411,765	350,000	—	Floating	September 2014
Total variable		1,024,821	875,000	—
Total available		$3,559,821	$3,029,750	$2,154,750

We have been, and will continue to be, particularly reliant on funding from securitization transactions for the Financial Services segment. A failure to renew existing facilities or to add additional capacity on favorable terms as it becomes necessary could increase our financing costs and potentially limit our ability to grow the business of the Financial Services segment. Unfavorable conditions in the asset-backed securities markets generally, including the unavailability of commercial bank liquidity support or credit enhancements, could have a similar effect. During the three months ended March 30, 2013, the Financial Services segment issued $62 million in certificates of deposit, early renewed its $300 million variable funding facility, extending the commitment for an additional two years, and completed a $385 million term securitization that will mature in February 2023. We believe that these liquidity sources are sufficient to fund the Financial Services segment's foreseeable cash requirements, including certificate of deposit maturities, and near-term growth plans.

Furthermore, the securitized credit card loans of the Financial Services segment could experience poor performance, including increased delinquencies and credit losses, lower payment rates, or a decrease in excess spreads below certain thresholds. This could result in a downgrade or withdrawal of the ratings on the outstanding securities issued in the Financial Services segment's securitization transactions, cause early amortization of these securities, or result in higher required credit enhancement levels.  Credit card loans performed within established guidelines and no events which could trigger an early amortization occurred during the three months ended March 30, 2013, the year ended December 29, 2012, and the three months ended March 31, 2012.

Certificates of Deposit

The Financial Services segment utilizes brokered and non-brokered certificates of deposit to partially finance its operating activities that are issued in minimum amounts of one hundred thousand dollars in various maturities.  At March 30, 2013, the Financial Services segment had $969 million of certificates of deposit outstanding with maturities ranging from April 2013 to March 2023 and with a weighted average effective annual fixed rate of 2.28%. This outstanding balance compares to $1.0 billion at both December 29, 2012, and March 31, 2012, with weighted average effective annual fixed rates of 2.22% and 2.37%, respectively.

Impact of Inflation

 We do not believe that our operating results have been materially affected by inflation during the preceding three years. We cannot assure, however, that our operating results will not be adversely affected by inflation in the future.

Contractual Obligations and Other Commercial Commitments

In the normal course of business, we enter into various contractual obligations that may require future cash payments. For a description of our contractual obligations and other commercial commitments as of December 29, 2012, see our annual report on Form 10-K for the fiscal year ending December 29, 2012, under “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Contractual Obligations and Other Commercial Commitments.”

 Off-Balance Sheet Arrangements

Operating Leases - We lease various items of office equipment and buildings.  Rent expense for these operating leases is recorded in selling, distribution, and administrative expenses in the condensed consolidated statements of income.

Credit Card Limits - The Financial Services segment bears off-balance sheet risk in the normal course of its business. One form of this risk is through the Financial Services segment's commitment to extend credit to cardholders up to the maximum amount of their credit limits. The aggregate of such potential funding requirements totaled $21 billion above existing balances at the end of March 30, 2013. These funding obligations are not included on our condensed consolidated balance sheet.  While the Financial Services segment has not experienced, and does not anticipate that it will experience, a significant draw down of unfunded credit lines by its cardholders, such an event would create a cash need at the Financial Services segment which likely could not be met by our available cash and funding sources. The Financial Services segment has the right to reduce or cancel these available lines of credit at any time.

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

 Financial Services Segment Interest Rate Risk

Interest rate risk refers to changes in earnings due to interest rate changes. To the extent that interest income collected on credit card loans and interest expense on certificates of deposit and secured borrowings do not respond equally to changes in interest rates, or that rates do not change uniformly, earnings could be affected. The variable rate credit card loans are indexed to the one month London Interbank Offered Rate (“LIBOR”) and the credit card portfolio is segmented into risk-based pricing tiers each with a different interest margin. Variable rate secured borrowings are indexed to LIBOR-based rates of interest and are periodically repriced.  Certificates of deposit and fixed rate secured borrowings are priced at the current prevailing market rate at the time of issuance. We manage and mitigate our interest rate sensitivity through several techniques, including managing the maturity, repricing, and mix of fixed and variable assets and liabilities by issuing fixed rate secured borrowings or certificates of deposit and by indexing the customer rates to the same index as our secured borrowings.

The table below shows the mix of our credit card account balances as a percentage of total balances outstanding at the periods ended:

	March 30, 2013	December 29, 2012	March 31, 2012

Balances carrying an interest rate based upon various interest rate indices	64.7%	62.3%	64.5%
Balances carrying an interest rate of 7.99% or 9.99%	4.5	4.2	4.0
Balances carrying a promotional interest rate of 0.00%	0.1	0.2	0.2
Balances not carrying interest because the previous month balance was paid in full	30.7	33.3	31.3
	100.0%	100.0%	100.0%

Charges on the credit cards issued by the Financial Services segment were priced at a margin over various defined lending rates.  No interest is charged if the account is paid in full within 25 days of the billing cycle, which represented 30.7% of total balances outstanding at March 30, 2013.  Some of the zero percentage promotion expenses are passed through to the merchandise vendors for each specific promotion offered.

Management has performed several interest rate risk analyses to measure the effects of the timing of the repricing of our interest sensitive assets and liabilities. Based on these analyses, we believe that an immediate decrease of 50 basis points, or 0.5%, in LIBOR interest charged to customers and on our cost of funds would cause a pre-tax decrease to earnings of $3 million for the Financial Services segment over the next 12 months.

Merchandising Business Interest Rate Risk

The interest payable on our line of credit is based on variable interest rates and therefore affected by changes in market interest rates. If interest rates on existing variable rate debt increased 1.0%, our interest expense and results from operations and cash flows would not be materially affected.

Foreign Currency Risk

We purchase a significant amount of inventory from vendors outside of the United States in transactions that are primarily U. S. dollar transactions. A small percentage of our international purchase transactions are in currencies other than the U. S. dollar. Any currency risks related to these transactions are immaterial to us. A decline in the relative value of the U. S. dollar to other foreign currencies could, however, lead to increased merchandise costs. For our retail operations in Canada, we intend to fund all transactions in Canadian dollars and utilize cash held by our foreign subsidiaries to fund such operations.

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

In connection with this quarterly report on Form 10-Q, our Chief Executive Officer and Chief Financial Officer evaluated, with the participation of our management, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on management's evaluation, our Chief Executive Officer and Chief Financial Officer each concluded that our disclosure controls and procedures were effective as of March 30, 2013.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 30, 2013, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings.

We are party to various legal proceedings arising in the ordinary course of business. These actions include commercial, intellectual property, employment (including the Commissioner's charge referenced in Part I, Item 1A, "Risk Factors - Legal proceedings may increase our costs and have a material adverse effect on our results of operations," of our Annual Report on Form 10-K for the fiscal year ended December 29, 2012), regulatory, and product liability claims. Some of these actions involve complex factual and legal issues and are subject to uncertainties. The activities of World's Foremost Bank ("WFB") are subject to complex federal and state laws and regulations. WFB's regulators are authorized to impose penalties for violations of these laws and regulations and, in some cases, to order WFB to pay restitution. We cannot predict with assurance the outcome of the actions brought against us. Accordingly, adverse developments, settlements, or resolutions may occur and have a material effect on our results of operations for the period in which such development, settlement, or resolution occurs. However, we do not believe that the outcome of any current legal proceeding would have a material effect on our results of operations, cash flows, or financial position taken as a whole.

Item 1A.	Risk Factors.
There have been no material changes from the risk factors disclosed in the “Risk Factors” section of our Annual Report on Form 10-K for the fiscal year ended December 29, 2012.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

On August 23, 2011, the Company's Board of Directors authorized a share repurchase program that provides for share repurchases on an ongoing basis to offset dilution resulting from equity awards under the Company's current or future equity compensation plans. As a result, the Company announced on February 14, 2013, that it would repurchase up to 750,000 shares of its common stock in open market transactions through February 2014. The share repurchase program does not obligate us to repurchase any outstanding shares of our common stock, and the program may be limited or terminated at any time.

The following table shows the stock repurchase activity of the Company for each of the three fiscal months in the first fiscal quarter ended March 30, 2013:

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet be Purchased Under Publicly Announced Plans or Programs

December 30, 2012 through January 26, 2013	—	$—	—	—
January 27 through March 2, 2013	—	—	—	750,000
March 3 through March 30, 2013	72,200	54.11	72,200	677,800
Total	72,200	$54.11	72,200

Item 3.	Defaults Upon Senior Securities.
Not applicable.

Item 4.	Mine Safety Disclosures.
Not applicable.

Item 5.	Other Information.
Not applicable.

Item 6.	Exhibits.

(a)           Exhibits.

Exhibit Number	Description

10.1	First Amendment to Richard N. Cabela Executive Employment Agreement dated as of April 3, 2013, between Cabela's Incorporated and Richard N. Cabela

31.1	Certification of CEO Pursuant to Rule 13a-14(a) under the Exchange Act

31.2	Certification of CFO Pursuant to Rule 13a-14(a) under the Exchange Act

32.1	Certifications Pursuant to 18 U.S.C. Section 1350

101.INS*	XBRL Instance Document	Furnished with this report.

101.SCH*	XBRL Taxonomy Extension Schema Document	Submitted electronically with this report.

101.CAL*	XBRL Taxonomy Calculation Linkbase Document	Submitted electronically with this report.

101.LAB*	XBRL Taxonomy Label Linkbase Document	Submitted electronically with this report.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document	Submitted electronically with this report.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document	Submitted electronically with this report.

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

CABELA'S INCORPORATED

Dated:	April 25, 2013	By:	/s/ Thomas L. Millner
Thomas L. Millner
President and Chief Executive Officer

Dated:	April 25, 2013	By:	/s/ Ralph W. Castner
Ralph W. Castner
Executive Vice President and Chief Financial Officer

Exhibit Index

Exhibit Number	Description

10.1	First Amendment to Richard N. Cabela Executive Employment Agreement dated as of April 3, 2013, between Cabela's Incorporated and Richard N. Cabela

31.1	Certification of CEO Pursuant to Rule 13a-14(a) under the Exchange Act

31.2	Certification of CFO Pursuant to Rule 13a-14(a) under the Exchange Act

32.1	Certifications Pursuant to 18 U.S.C. Section 1350

101.INS*	XBRL Instance Document	Furnished with this report.

101.SCH*	XBRL Taxonomy Extension Schema Document	Submitted electronically with this report.

101.CAL*	XBRL Taxonomy Calculation Linkbase Document	Submitted electronically with this report.

101.LAB*	XBRL Taxonomy Label Linkbase Document	Submitted electronically with this report.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document	Submitted electronically with this report.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document	Submitted electronically with this report.
* As provided in Rule 406T of Regulation S-T, these interactive data files are furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.