Form 10-Q
period 2013-06-29
CABELAS INC
filed 2013-07-26
CIK 1267130

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 29, 2013
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
Common stock, $0.01 par value: 70,569,890 shares as of July 22, 2013

CABELA'S INCORPORATED

FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED JUNE 29, 2013

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

CABELA'S INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Dollars in Thousands Except Earnings Per Share)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012
Revenue:
Merchandise sales	$663,684	$542,662	$1,375,397	$1,077,939
Financial Services revenue	88,578	79,267	174,350	162,722
Other revenue	4,543	5,325	9,555	10,097
Total revenue	756,805	627,254	1,559,302	1,250,758
Cost of revenue:
Merchandise costs (exclusive of depreciation and amortization)	413,465	339,782	872,092	690,502
Cost of other revenue	—	595	68	634
Total cost of revenue (exclusive of depreciation and amortization)	413,465	340,377	872,160	691,136
Selling, distribution, and administrative expenses	275,468	229,049	540,155	455,218
Impairment and restructuring charges	937	—	937	—

Operating income	66,935	57,828	146,050	104,404

Interest expense, net	(3,914)	(6,444)	(9,270)	(10,948)
Other non-operating income, net	1,108	1,450	2,647	2,851

Income before provision for income taxes	64,129	52,834	139,427	96,307
Provision for income taxes	19,584	18,964	45,035	33,611
Net income	$44,545	$33,870	$94,392	$62,696

Earnings per basic share	$0.63	$0.48	$1.34	$0.90
Earnings per diluted share	$0.62	$0.47	$1.32	$0.87

Basic weighted average shares outstanding	70,503,889	70,034,486	70,330,817	69,744,356
Diluted weighted average shares outstanding	71,687,776	71,542,102	71,607,333	71,995,918

Refer to notes to unaudited condensed consolidated financial statements.

CABELA'S INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In Thousands)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012

Net income	$44,545	$33,870	$94,392	$62,696
Other comprehensive income (loss):
Unrealized gain (loss) on economic development bonds, net of taxes of $(1,420), $425, $(1,018), and $1,355	(3,044)	788	(2,359)	2,515
Cash flow hedges, net of taxes of $0, $(11), $0 and $53	—	(20)	1	99
Foreign currency translation adjustments	(1,264)	(1,076)	(1,510)	(1,023)
Total other comprehensive income (loss)	(4,308)	(308)	(3,868)	1,591
Comprehensive income	$40,237	$33,562	$90,524	$64,287

Refer to notes to unaudited condensed consolidated financial statements.

CABELA'S INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands Except Par Values)
(Unaudited)

	June 29, 2013	December 29, 2012	June 30, 2012
ASSETS
CURRENT
Cash and cash equivalents	$345,504	$288,750	$347,389
Restricted cash of the Trust	19,412	17,292	15,826
Held-to-maturity investment securities	135,000	—	—
Accounts receivable, net	24,243	46,081	24,400
Credit card loans (includes restricted credit card loans of the Trust of $3,477,891, $3,523,133, and $3,038,415), net of allowance for loan losses of $62,500, $65,600, and $67,050	3,442,685	3,497,472	2,994,459
Inventories	696,101	552,575	577,120
Prepaid expenses and other current assets	85,547	132,694	134,999
Income taxes receivable and deferred income taxes	40,090	54,164	31,142
Total current assets	4,788,582	4,589,028	4,125,335
Property and equipment, net	1,125,591	1,021,656	928,442
Land held for sale	18,708	23,448	36,666
Economic development bonds	79,043	85,041	88,335
Other assets	31,296	28,990	28,919
Total assets	$6,043,220	$5,748,163	$5,207,697

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT
Accounts payable, including unpresented checks of $24,571, $28,928, and $23,287	$337,389	$285,039	$273,662
Gift instrument, credit card rewards, and loyalty rewards programs	254,968	262,653	221,449
Accrued expenses	137,551	180,906	109,699
Time deposits	364,487	367,350	261,340
Current maturities of secured variable funding obligations of the Trust	—	325,000	—
Current maturities of long-term debt	8,410	8,402	8,394
Total current liabilities	1,102,805	1,429,350	874,544
Long-term time deposits	825,023	680,668	796,704
Secured long-term obligations of the Trust, less current maturities	2,154,750	1,827,500	1,827,500
Long-term debt, less current maturities	374,854	328,133	331,725
Deferred income taxes	13,401	10,571	31,084
Other long-term liabilities	101,539	95,962	98,473

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Preferred stock, $0.01 par value; Authorized – 10,000,000 shares; Issued – none	—	—	—
Common stock, $0.01 par value:
Class A Voting, Authorized – 245,000,000 shares
Issued – 70,563,558, 70,545,558, and 70,542,289 shares
Outstanding – 70,549,821, 70,053,144, and 69,742,289 shares	706	705	705
Additional paid-in capital	338,397	351,161	346,007
Retained earnings	1,130,819	1,036,427	925,610
Accumulated other comprehensive income	1,674	5,542	4,322
Treasury stock, at cost – 13,737, 492,414, and 800,000 shares	(748)	(17,856)	(28,977)
Total stockholders’ equity	1,470,848	1,375,979	1,247,667
Total liabilities and stockholders’ equity	$6,043,220	$5,748,163	$5,207,697
Refer to notes to unaudited condensed consolidated financial statements.

CABELA'S INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(Unaudited)
	Six Months Ended
	June 29, 2013	June 30, 2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$94,392	$62,696
Adjustments to reconcile net income to net cash flows by operating activities:
Depreciation and amortization	43,896	37,849
Impairment and restructuring charges	937	—
Stock-based compensation	7,313	6,600
Deferred income taxes	2,482	3,964
Provision for loan losses	24,626	18,844
Other, net	(1,832)	(2,120)
Change in operating assets and liabilities, net:
Accounts receivable	22,187	26,471
Credit card loans originated from internal operations, net	68,063	66,256
Inventories	(143,526)	(82,292)
Prepaid expenses and other current assets	44,558	6,268
Land held for sale	1,532	606
Accounts payable and accrued expenses	3,893	(43,705)
Gift instrument, credit card rewards, and loyalty rewards programs	(7,684)	(5,965)
Other long-term liabilities	6,434	524
Income taxes receivable/payable	15,441	(26,090)
Net cash provided by operating activities	182,712	69,906

CASH FLOWS FROM INVESTING ACTIVITIES:
Property and equipment additions	(135,416)	(85,921)
Purchases of held-to-maturity investment securities	(135,000)	—
Proceeds from repayments of economic development bonds	2,621	2,098
Change in restricted cash of the Trust, net	(2,120)	2,470
Change in credit card loans originated externally, net	(37,902)	14,605
Other investing changes, net	(1,603)	4,007
Net cash used in investing activities	(309,420)	(62,741)

CASH FLOWS FROM FINANCING ACTIVITIES:
Change in unpresented checks net of bank balance	(4,357)	4,163
Change in time deposits, net	141,492	75,731
Borrowings on secured obligations of the Trust	937,250	2,220,000
Repayments on secured obligations of the Trust	(935,000)	(2,255,000)
Borrowings on revolving credit facilities and inventory financing	219,703	120,671
Repayments on revolving credit facilities and inventory financing	(164,690)	(117,464)
Payments on long-term debt	(8,270)	(8,262)
Exercise of employee stock options and employee stock purchase plan issuances, net	2,459	23,495
Excess tax benefits from exercise of employee stock options	3,769	1,188
Purchase of treasury stock	(8,893)	(28,977)
Other financing changes, net	(1)	—
Net cash provided by financing activities	183,462	35,545
Net change in cash and cash equivalents	56,754	42,710
Cash and cash equivalents, at beginning of period	288,750	304,679
Cash and cash equivalents, at end of period	$345,504	$347,389
Refer to notes to unaudited condensed consolidated financial statements.

CABELA'S INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Dollars in Thousands)
(Unaudited)
	Common Stock Shares	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Total

BALANCE, beginning of 2012	69,641,818	$696	$334,925	$862,914	$2,731	$(19,950)	$1,181,316
Net income	—	—	—	62,696	—	—	62,696
Other comprehensive income	—	—	—	—	1,591	—	1,591
Common stock repurchased	—	—	—	—	—	(28,977)	(28,977)
Stock-based compensation	—	—	6,358	—	—	—	6,358
Exercise of employee stock options and tax withholdings on share-based payment awards	900,471	9	3,536	—	—	19,950	23,495
Excess tax benefit on employee stock option exercises	—	—	1,188	—	—	—	1,188
BALANCE, at June 30, 2012	70,542,289	$705	$346,007	$925,610	$4,322	$(28,977)	$1,247,667

BALANCE, beginning of 2013	70,545,558	$705	$351,161	$1,036,427	$5,542	$(17,856)	$1,375,979
Net income	—	—	—	94,392	—	—	94,392
Other comprehensive loss	—	—	—	—	(3,868)	—	(3,868)
Common stock repurchased	—	—	—	—	—	(8,893)	(8,893)
Stock-based compensation	—	—	7,010	—	—	—	7,010
Exercise of employee stock options and tax withholdings on share-based payment awards	18,000	1	(23,543)	—	—	26,001	2,459
Excess tax benefit on employee stock option exercises	—	—	3,769	—	—	—	3,769
BALANCE, at June 29, 2013	70,563,558	$706	$338,397	$1,130,819	$1,674	$(748)	$1,470,848
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

Cash and Cash Equivalents – Cash and cash equivalents of the Financial Services segment were $282,753, $91,365, and $302,191, at June 29, 2013, December 29, 2012, and June 30, 2012, respectively. Due to regulatory restrictions on WFB, the Company cannot use WFB's cash for non-banking operations.

Reporting Periods – Unless otherwise stated, the fiscal periods referred to in the notes to these condensed consolidated financial statements are the 13 weeks ended June 29, 2013 (“three months ended June 29, 2013”), the 13 weeks ended June 30, 2012 (“three months ended June 30, 2012”), the 26 weeks ended June 29, 2013 (“six months ended June 29, 2013”), the 26 weeks ended June 30, 2012 (“six months ended June 30, 2012”), and the 52 weeks ended December 29, 2012 ("year ended 2012"). WFB follows a calendar fiscal period and, accordingly, the respective three month periods ended on June 30, 2013 and 2012, and the fiscal year ended on December 31, 2012.
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

Another feature, which is applicable to the notes issued from the Trust, is one in which excess cash flows generated by the transferred loans are held at the Trust for the benefit of the investors. This cash reserve account funding is triggered when the three-month average excess spread rate of the Trust decreases to below 4.50% or 5.50% (depending on the series) with increasing funding requirements as excess spread levels decline below preset levels or as contractually required by the governing documents. Similar to early amortization, this feature also is designed to protect the investors' interests from loss thus making the cash restricted.  Upon scheduled maturity or early amortization of a securitization, the Financial Services segment is required to remit principal payments received on the securitized pool of loans to the Trust which are restricted for the repayment of the investors' principal note. Credit card loans performed within established guidelines and no events which could trigger an early amortization occurred during the six months ended June 29, 2013, the year ended December 29, 2012, and the six months ended June 30, 2012.

The following table presents the components of the consolidated assets and liabilities of the Trust at the periods ended:

	June 29, 2013	December 29, 2012	June 30, 2012
Consolidated assets:
Restricted credit card loans, net of allowance of $62,200, $65,090, and $66,740	$3,415,691	$3,458,043	$2,971,675
Restricted cash	19,412	17,292	15,826
Total	$3,435,103	$3,475,335	$2,987,501

Consolidated liabilities:
Secured variable funding obligations	$—	$325,000	$—
Secured long-term obligations	2,154,750	1,827,500	1,827,500
Interest due to third party investors	1,691	1,424	1,281
Total	$2,156,441	$2,153,924	$1,828,781

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

The following table reflects the composition of the credit card loans at the periods ended:

	June 29, 2013	December 29, 2012	June 30, 2012

Restricted credit card loans of the Trust (restricted for repayment of secured borrowings of the Trust)	$3,477,891	$3,523,133	$3,038,415
Unrestricted credit card loans	22,592	34,356	19,351
Total credit card loans	3,500,483	3,557,489	3,057,766
Allowance for loan losses	(62,500)	(65,600)	(67,050)
Deferred credit card origination costs	4,702	5,583	3,743
Credit card loans, net	$3,442,685	$3,497,472	$2,994,459
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
The following table reflects the activity in the allowance for loan losses by credit card segment for the periods presented:

	Three Months Ended
	June 29, 2013			June 30, 2012
	Credit Card Loans	Restructured Credit Card Loans	Total Credit Card Loans	Credit Card Loans	Restructured Credit Card Loans	Total Credit Card Loans

Balance, beginning of period	$43,700	$21,000	$64,700	$40,050	$27,000	$67,050
Provision for loan losses	11,259	592	11,851	12,160	38	12,198

Charge-offs	(15,044)	(3,604)	(18,648)	(13,527)	(3,307)	(16,834)
Recoveries	3,585	1,012	4,597	3,367	1,269	4,636
Net charge-offs	(11,459)	(2,592)	(14,051)	(10,160)	(2,038)	(12,198)
Balance, end of period	$43,500	$19,000	$62,500	$42,050	$25,000	$67,050

	Six Months Ended
	June 29, 2013			June 30, 2012
	Credit Card Loans	Restructured Credit Card Loans	Total Credit Card Loans	Credit Card Loans	Restructured Credit Card Loans	Total Credit Card Loans

Balance, beginning of period	$42,600	$23,000	$65,600	$44,350	$29,000	$73,350
Provision for loan losses	23,948	678	24,626	18,360	484	18,844

Charge-offs	(30,053)	(6,895)	(36,948)	(27,714)	(7,132)	(34,846)
Recoveries	7,005	2,217	9,222	7,054	2,648	9,702
Net charge-offs	(23,048)	(4,678)	(27,726)	(20,660)	(4,484)	(25,144)
Balance, end of period	$43,500	$19,000	$62,500	$42,050	$25,000	$67,050
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
The table below provides information on non-accrual, past due, and restructured credit card loans by class using the respective quarter FICO score at the periods ended:

June 29, 2013:	FICO Score of Credit Card Loans Segment			Restructured Credit Card Loans Segment (1)
	691 and Below	692 - 758	759 and Above		Total
Credit card loan status:
Current	$468,396	$1,157,053	$1,768,415	$39,168	$3,433,032
1 to 29 days past due	18,148	12,297	11,304	4,047	45,796
30 to 59 days past due	6,019	1,037	250	1,572	8,878
60 or more days past due	10,102	226	9	2,440	12,777
Total past due	34,269	13,560	11,563	8,059	67,451
Total credit card loans	$502,665	$1,170,613	$1,779,978	$47,227	$3,500,483

90 days or more past due and still accruing	$5,061	$11	$6	$1,091	$6,169
Non-accrual	—	—	—	5,685	5,685

CABELA'S INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands Except Share and Per Share Amounts)
(Unaudited)

December 29, 2012:	FICO Score of Credit Card Loans Segment			Restructured Credit Card Loans Segment (1)
	691 and Below	692 - 758	759 and Above		Total
Credit card loan status:
Current	$453,894	$1,134,840	$1,856,587	$44,193	$3,489,514
1 to 29 days past due	17,901	11,558	10,094	4,304	43,857
30 to 59 days past due	6,060	1,004	203	1,811	9,078
60 or more days past due	11,416	189	43	3,392	15,040
Total past due	35,377	12,751	10,340	9,507	67,975
Total credit card loans	$489,271	$1,147,591	$1,866,927	$53,700	$3,557,489

90 days or more past due and still accruing	$6,118	$38	$4	$1,481	$7,641
Non-accrual	—	—	—	5,985	5,985

June 30, 2012:	FICO Score of Credit Card Loans Segment			Restructured Credit Card Loans Segment (1)
	691 and Below	692 - 758	759 and Above		Total
Credit card loan status:
Current	$401,520	$983,517	$1,562,809	$48,214	$2,996,060
1 to 29 days past due	16,664	10,820	8,669	4,580	40,733
30 to 59 days past due	5,555	979	313	1,848	8,695
60 or more days past due	8,972	202	30	3,074	12,278
Total past due	31,191	12,001	9,012	9,502	61,706
Total credit card loans	$432,711	$995,518	$1,571,821	$57,716	$3,057,766

90 days or more past due and still accruing	$4,809	$30	$9	$1,307	$6,155
Non-accrual	—	—	—	6,195	6,195

(1)	Specific allowance for loan losses of $19,000, $23,000, and $25,000, at June 29, 2013, December 29, 2012, and June 30, 2012, respectively, are included in allowance for loan losses.

CABELA'S INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands Except Share and Per Share Amounts)
(Unaudited)

4.     SECURITIES

Securities consisted of the following for the periods ended:

		Gross Unrealized Gains	Gross Unrealized Losses
	Amortized Cost			Fair
				Value
June 29, 2013:
Available-for-sale securities:
Economic development bonds	$71,924	$7,119	$—	$79,043

Held-to-maturity securities:
U.S. government agency (1)	$135,000	$—	$(20)	$134,980

December 29, 2012:
Available-for-sale securities:
Economic development bonds	$74,545	$10,496	$—	$85,041

June 30, 2012:
Available-for-sale securities:
Economic development bonds	$79,783	$8,552	$—	$88,335

(1)
Represents U.S. government agency held-to-maturity securities held by the Financial Services segment and available for utilization only by the Financial Services Segment pursuant to regulatory restrictions.

The carrying value and fair value of these securities classified by estimated maturity based on expected future cash flows at June 29, 2013, were as follows:

	Available-for-Sale		Held-to-Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value

For the six months ending December 28, 2013	$1,711	$2,091	$135,000	$134,980
For the fiscal years ending:
2014	1,891	2,319	—	—
2015	2,022	2,484	—	—
2016	2,381	2,879	—	—
2017	2,541	2,937	—	—
2018 - 2022	20,203	22,723	—	—
2023 and thereafter	41,175	43,610	—	—
Totals	$71,924	$79,043	$135,000	$134,980
Interest earned on the securities totaled $2,068 and $2,596 in the six months ended June 29, 2013, and June 30, 2012, respectively. There were no realized gains or losses on these securities in the six months ended June 29, 2013, or June 30, 2012.

CABELA'S INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands Except Share and Per Share Amounts)
(Unaudited)

5.    BORROWINGS OF FINANCIAL SERVICES SEGMENT

The obligations of the Trust are secured borrowings backed by restricted credit card loans. A summary of the secured fixed and variable rate long-term obligations of the Trust by series, the expected maturity dates, and the respective weighted average interest rates are presented in the following tables at the periods ended:

June 29, 2013:
Series	Expected Maturity Date	Fixed Rate Obligations	Interest Rate	Variable Rate Obligations	Interest Rate	Total Obligations	Interest Rate

Series 2010-I	January 2015	$—	—%	$255,000	1.64%	$255,000	1.64%
Series 2010-II	September 2015	127,500	2.29	85,000	0.89	212,500	1.73
Series 2011-II	June 2016	155,000	2.39	100,000	0.79	255,000	1.76
Series 2011-IV	October 2016	165,000	1.90	90,000	0.74	255,000	1.49
Series 2012-I	February 2017	275,000	1.63	150,000	0.72	425,000	1.31
Series 2012-II	June 2017	300,000	1.45	125,000	0.67	425,000	1.22
Series 2013-I	February 2023	327,250	2.71	—	—	327,250	2.71

Total secured obligations		1,349,750		805,000		2,154,750
Less: current maturities		—		—		—
Secured long-term obligations of the Trust, less current maturities		$1,349,750		$805,000		$2,154,750

December 29, 2012:
Series	Expected Maturity Date	Fixed Rate Obligations	Interest Rate	Variable Rate Obligations	Interest Rate	Total Obligations	Interest Rate

Series 2010-I	January 2015	$—	—%	$255,000	1.66%	$255,000	1.66%
Series 2010-II	September 2015	127,500	2.29	85,000	0.91	212,500	1.74
Series 2011-II	June 2016	155,000	2.39	100,000	0.81	255,000	1.77
Series 2011-IV	October 2016	165,000	1.90	90,000	0.76	255,000	1.50
Series 2012-I	February 2017	275,000	1.63	150,000	0.74	425,000	1.32
Series 2012-II	June 2017	300,000	1.45	125,000	0.69	425,000	1.23

Total secured obligations		1,022,500		805,000		1,827,500
Less: current maturities		—		—		—
Secured long-term obligations of the Trust, less current maturities		$1,022,500		$805,000		$1,827,500

CABELA'S INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands Except Share and Per Share Amounts)
(Unaudited)

June 30, 2012:
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
The Trust also issues variable funding facilities which are considered secured borrowings backed by restricted credit card loans. The Trust early renewed one variable funding facility in the amount of $300,000 on March 26, 2013, extending the commitment for an additional two years. At June 29, 2013, the Trust had three variable funding facilities with $875,000 in available capacity and with no amounts outstanding.  The variable funding facilities are scheduled to mature in September 2014, March 2015, and March 2016. Each of these variable funding facilities includes an option to renew subject to certain terms and conditions. Variable rate note interest is priced at a benchmark rate, London Interbank Offered Rate, or commercial paper rate, plus a spread, which ranges from 0.50% to 0.85%.  The variable rate notes provide for a fee ranging from 0.25% to 0.40% on the unused portion of the facilities.  During the six months ended June 29, 2013, and June 30, 2012, the daily average balance outstanding on these notes was $50,442 and $260,989, with a weighted average interest rate of 0.78% for both years.

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

The Financial Services segment has unsecured federal funds purchase agreements with two financial institutions.  The maximum amount that can be borrowed is $85,000. There were no amounts outstanding at June 29, 2013, December 29, 2012, or June 30, 2012.  During the six months ended June 29, 2013, and June 30, 2012, the daily average balance outstanding was $14 and $756, respectively, with a weighted average rate of 0.75% for both periods.

CABELA'S INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands Except Share and Per Share Amounts)
(Unaudited)

6.     LONG-TERM DEBT AND CAPITAL LEASES

Long-term debt, including revolving credit facilities and capital leases, consisted of the following at the periods ended:

	June 29, 2013	December 29, 2012	June 30, 2012

Unsecured revolving credit facility	$55,000	$—	$—
Unsecured notes due 2016 with interest at 5.99%	215,000	215,000	215,000
Unsecured senior notes due 2017 with interest at 6.08%	60,000	60,000	60,000
Unsecured senior notes due 2014-2018 with interest at 7.20%	40,714	48,857	48,857
Unsecured revolving credit facility of Canada operations	—	—	3,461
Capital lease obligations payable through 2036	12,550	12,678	12,801
Total debt	383,264	336,535	340,119
Less current portion of debt	(8,410)	(8,402)	(8,394)
Long-term debt, less current maturities	$374,854	$328,133	$331,725

The Company has a credit agreement providing for a $415,000 revolving credit facility that expires on November 2, 2016. There was $55,000 outstanding under our credit agreement at June 29, 2013, with no amounts outstanding at December 29, 2012, and June 30, 2012. The unsecured $415,000 revolving credit facility permits the issuance of letters of credit up to $100,000 and swing line loans up to $20,000. This credit facility may be increased to $500,000 subject to certain terms and conditions.
During the six months ended June 29, 2013, and June 30, 2012, the daily average principal balance outstanding on the lines of credit was $20,904 and $1,740, respectively, and the weighted average interest rate was 1.45% and 1.62%, respectively. Letters of credit and standby letters of credit totaling $35,950 and $22,311 were outstanding at June 29, 2013, and June 30, 2012, respectively. The daily average outstanding amount of total letters of credit during the six months ended June 29, 2013, and June 30, 2012, was $20,785 and $12,083, respectively.

The Company also had a credit agreement for its operations in Canada providing for a $15,000 Canadian ("CAD") unsecured revolving credit facility through June 30, 2013. This credit agreement was terminated January 31, 2013. There was $3,461 outstanding at June 30, 2012.

At June 29, 2013, the Company was in compliance with all financial covenants under the credit agreements and unsecured notes. At June 29, 2013, the Company was in compliance with the financial covenant requirements of its $415,000 credit agreement with a fixed charge coverage ratio of 11.02 to 1 (minimum requirement is 2.00 to 1), a leverage ratio of 0.84 to 1 (requirement is no more than 3.00 to 1), and a consolidated net worth that was $451,982 in excess of the minimum. We anticipate that we will continue to be in compliance with all financial covenants under our credit agreements and unsecured notes through at least the next 12 months.

CABELA'S INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands Except Share and Per Share Amounts)
(Unaudited)

7.    IMPAIRMENT AND RESTRUCTURING CHARGES

Long-lived assets of the Company are evaluated for possible impairment whenever events or changes in circumstances may indicate that the carrying value of an asset may not be recoverable. During the three months ended June 29, 2013, and June 30, 2012, the Company evaluated the recoverability of certain property, equipment, land held for sale, and economic development bonds. In accordance with accounting guidance on asset valuations, the Company recognized an impairment loss totaling $937 in the three and six months ended June 29, 2013, related to the closure of the Company's former Winnipeg retail store in conjunction with the opening of a new next-generation store in Winnipeg in May 2013. The impairment loss of $937 included leasehold improvements write-offs as well as lease cancellation and restoration costs. No impairment losses were recognized in the three and six months ended June 30, 2012.

Trends and management projections could change undiscounted cash flows in future periods which could trigger possible future write downs. The impairment loss was recorded to the Retail and Corporate Overhead and Other segments.

8.     INCOME TAXES

A reconciliation of the statutory federal income tax rate to the effective income tax rate was as follows for the periods presented.

	Three Months Ended		Six Months Ended
	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012

Statutory federal rate	35.0%	35.0%	35.0%	35.0%
State income taxes, net of federal tax benefit	1.3	4.0	1.3	3.0
Other nondeductible items	0.3	0.5	0.2	0.6
Tax exempt interest income	(0.4)	(0.5)	(0.4)	(0.5)
Rate differential on foreign income	(5.4)	(3.8)	(3.7)	(3.8)
Change in unrecognized tax benefits	0.4	0.6	0.4	0.6
Other, net	(0.7)	0.1	(0.5)	—
Effective income tax rate	30.5%	35.9%	32.3%	34.9%
The balance of unrecognized tax benefits, classified as other long-term liabilities in the condensed consolidated balance sheet, totaled $42,684, $39,252, and $40,413, at June 29, 2013, December 29, 2012, and June 30, 2012, respectively. The changes comparing the respective periods were due primarily to our assessments of uncertain tax positions related to prior period tax positions. The Company paid $53,418 in prior periods as deposits for federal taxes related to prior period uncertain tax positions. The deposits are classified as a current asset netted within income taxes receivable and deferred income taxes in the condensed consolidated balance sheet. Because existing tax positions will continue to generate increased liabilities for the Company for unrecognized tax benefits over the next 12 months, and since the Company is routinely under audit by various taxing authorities, it is reasonably possible that the amount of unrecognized tax benefits will change during the next 12 months. However, the Company does not expect the change, if any, to have a material effect on the consolidated financial condition or results of operations within the next 12 months.
As of June 29, 2013, cash and cash equivalents held by the Company's foreign subsidiaries totaled $48,485. The Company's intent is to permanently reinvest a portion of these funds from earnings outside the United States for capital expansion and to repatriate a portion of these funds. Based on the Company's current projected capital needs and the current amount of cash and cash equivalents held by its foreign subsidiaries, the Company does not anticipate incurring any material tax costs beyond its accrued tax position in connection with any repatriation, but it may be required to accrue for unanticipated additional tax costs in the future if the Company's expectations or the amount of cash held by its foreign subsidiaries change.

CABELA'S INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands Except Share and Per Share Amounts)
(Unaudited)

9.     COMMITMENTS AND CONTINGENCIES

The Company leases various buildings, computer and other equipment, and storage space under operating leases which expire on various dates through January 2037. Rent expense on these leases as well as other month to month rentals was $3,496 and $6,888 in the three and six months ended June 29, 2013, respectively, compared to $2,862 and $5,404 in the three and six months ended June 30, 2012, respectively.
The following is a schedule of future minimum rental payments under operating leases at June 29, 2013:

For the six months ending December 28, 2013	$6,055
For the fiscal years ending:
2014	13,138
2015	15,024
2016	14,704
2017	14,376
Thereafter	212,156
$275,453
The Company leases certain retail store locations. Some of these leases include tenant allowances that are amortized over the life of the lease. In the six months ended June 29, 2013, the Company received $4,200 in tenant allowances. No tenant allowances were received in the six months ended June 30, 2012. The Company expects to receive $750 in tenant allowances under leases during the remainder of 2013. Certain leases require the Company to pay contingent rental amounts based on a percentage of sales, in addition to real estate taxes, insurance, maintenance, and other operating expenses associated with the leased premises. These leases have terms which include renewal options ranging from 10 to 70 years.

The Company has entered into real estate purchase, construction, and/or economic incentive agreements for various new retail store site locations. At June 29, 2013, the Company had total estimated cash commitments of approximately $237,300 outstanding for projected expenditures connected with the development, construction, and completion of new retail stores. This does not include any amounts for contractual obligations associated with retail store locations where the Company is in the process of certain negotiations.
Under various grant programs, state or local governments provide funding for certain costs associated with developing and opening a new retail store. The Company generally receives grant funding in exchange for commitments, such as assurance of agreed employment and wage levels at the retail store or that the retail store will remain open, made by the Company to the state or local government providing the funding. The commitments typically phase out over approximately five to 10 years. If the Company failed to maintain the commitments during the applicable period, the funds received may have to be repaid or other adverse consequences may arise, which could affect the Company's cash flows and profitability. At June 29, 2013, December 29, 2012, and June 30, 2012, the total amount of grant funding subject to a specific contractual remedy was $6,785, $7,257, and $7,491, respectively. No grant funding was received in the six months ended June 29, 2013.

The Company operates an open account document instructions program, which provides for Cabela's-issued letters of credit. The Company had obligations to pay participating vendors $71,927, $55,455, and $72,603, at June 29, 2013, December 29, 2012, and June 30, 2012, respectively.

CABELA'S INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands Except Share and Per Share Amounts)
(Unaudited)

The Financial Services segment enters into financial instruments with off-balance sheet risk in the normal course of business through the origination of unsecured credit card loans. Unsecured credit card accounts are commitments to extend credit and totaled $24,736,000, $20,976,000, and $20,594,000, at June 29, 2013, December 29, 2012, and June 30, 2012, respectively. These commitments are in addition to any current outstanding balances of a cardholder. Unsecured credit card loans involve, to varying degrees, elements of credit risk in excess of the amount recognized in the condensed consolidated balance sheets. The principal amounts of these instruments reflect the Financial Services segment's maximum related exposure. The Financial Services segment has not experienced and does not anticipate that all customers will exercise the entire available line of credit at any given point in time. The Financial Services segment has the right to reduce or cancel the available lines of credit at any time.

Proposed Settlement of Visa Litigation – In June 2005, a number of entities, each purporting to represent a class of retail merchants, sued Visa and several member banks, and other credit card associations, alleging, among other things, that Visa and its member banks have violated United States antitrust laws by conspiring to fix the level of interchange fees. On July 13, 2012, the parties to this litigation announced that they had entered into a memorandum of understanding, which subject to certain conditions, including court approval, obligates the parties to enter into a settlement agreement to resolve the claims brought by the class members. On November 9, 2012, the settlement received preliminary court approval. The court has scheduled a September 12, 2013, hearing for final approval of the settlement. The settlement agreement requires, among other things, (i) the distribution to class merchants of an amount equal to 10 basis points of default interchange across all credit rate categories for a period of eight consecutive months, which otherwise would have been paid to issuers like WFB, (ii) Visa to change its rules to allow merchants to charge a surcharge on credit card transactions subject to a cap, and (iii) Visa to meet with merchant buying groups that seek to negotiate interchange rates collectively. To date, WFB has not been named as a defendant in any credit card industry lawsuits. Based on the original group of plaintiffs initially involved in the proposed settlement, management believed that the 10 basis point reduction of default interchange across all credit rate categories for a period of eight consecutive months would result in a reduction of interchange income of approximately $12,500 in the Financial Services segment. Therefore, a liability of $12,500 was recorded in the fourth quarter of fiscal 2012 to accrue for such proposed settlement. However, in May 2013, a group of plaintiffs opted out of the proposed settlement to pursue their own legal action. In light of this group of plaintiffs opting out of the proposed settlement, management re-evaluated the impact of the 10 basis point reduction of default interchange across all credit rate categories for a period of eight consecutive months and determined that the estimated liability for the proposed settlement should be reduced by $1,200 in the second quarter ended June 29, 2013, resulting in a liability of $11,300 outstanding as of June 29, 2013.

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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands Except Share and Per Share Amounts)
(Unaudited)

10.     STOCK-BASED COMPENSATION PLANS AND EMPLOYEE BENEFIT PLANS

Stock-Based Compensation. The Company recognized total stock-based compensation expense of $3,820 and $7,313 for the three and six months ended June 29, 2013, respectively, and $3,345 and $6,600 in the three and six months ended June 30, 2012, respectively. Compensation expense related to the Company's stock-based payment awards is recognized in selling, distribution, and administrative expenses in the condensed consolidated statements of income. At June 29, 2013, the total unrecognized deferred stock-based compensation balance for all equity awards issued, net of expected forfeitures, was $25,637, net of tax, which is expected to be amortized over a weighted average period of 3.0 years.

New Stock Plan. Effective June 5, 2013, the shareholders of the Company approved the Cabela's Incorporated 2013 Stock Plan (the "2013 Stock Plan"). The 2013 Stock Plan replaces the Cabela's Incorporated 2004 Stock Plan (the "2004 Stock Plan") and provides for the grant of incentive stock options, non-statutory stock options ("NSOs"), stock appreciation rights, performance stock, performance units, restricted stock, and restricted stock units to employees and consultants. Non-employee directors are eligible to receive any type of award offered under the 2013 Stock Plan except incentive stock options. Awards granted under the 2013 Stock Plan have a term of no greater than ten years from the grant date and become exercisable under the vesting schedule determined at the time of grant. As of June 29, 2013, the maximum number of shares available for awards under the 2013 Stock Plan was 3,969,630.

Option Awards. During the six months ended June 29, 2013, there were 207,595 NSOs granted to employees under the 2004 Stock Plan at an exercise price of $50.91 per share. These options have an eight-year term and vest over four years. On March 2, 2013, the Company also issued 64,000 premium-priced NSOs to its President and Chief Executive Officer under the 2004 Stock Plan at an exercise price of $58.55 (which was equal to 115% of the closing price of the Company's common stock on the New York Stock Exchange on March 1, 2013). The premium-priced NSOs vest in three equal annual installments beginning on March 2, 2017, and expire on March 2, 2021. At June 29, 2013, there were 3,567,702 awards outstanding under the 2004 Stock Plan. No future grants of awards will be made under the 2004 Stock Plan.

On June 6, 2013, the Company granted 30,000 NSOs to non-employee directors under the 2013 Stock Plan at an exercise price of $67.69 per share. These options have an eight-year term and vest over one year.

During the six months ended June 29, 2013, there were 358,306 options exercised. To the extent available, the Company will issue its treasury shares for the exercise of stock options before issuing new shares. The aggregate intrinsic value of awards exercised was $15,481 and $41,195 during the six months ended June 29, 2013, and June 30, 2012, respectively. Based on the Company's closing stock price of $64.76 at June 29, 2013, the total number of in-the-money awards exercisable as of June 29, 2013, was 2,082,276.

Nonvested Stock and Stock Unit Awards. During the six months ended June 29, 2013, the Company issued 344,345 units of nonvested stock under the 2004 Stock Plan to employees at a weighted average fair value of $50.90 per unit. These nonvested stock units vest evenly over four years on the grant date anniversary based on the passage of time. On March 2, 2013, the Company also issued 55,400 units of performance-based restricted stock units under the 2004 Stock Plan to certain executives at a fair value of $50.91 per unit. These performance-based restricted stock units will begin vesting in four equal annual installments on March 2, 2014, if the performance criteria is achieved.

On June 6, 2013, the Company granted 370 units of nonvested stock to a non-employee director of WFB under the 2013 Stock Plan at a fair value of $67.69 per unit. These nonvested stock units vest over one year.

Employee Stock Purchase Plan. Effective June 5, 2013, the shareholders of the Company approved the Cabela's Incorporated 2013 Employee Stock Purchase Plan (the "2013 ESPP") which replaces the Cabela's Incorporated 2004 Employee Stock Purchase Plan for all awards granted on or after August 1, 2013. As of June 29, 2013, the maximum number of shares of common stock available for issuance under the 2013 ESPP was 2,000,000 shares and under the 2004 Plan was 630,517 shares. During the six months ended June 29, 2013, there were 33,065 shares issued under the 2004 Plan.

CABELA'S INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands Except Share and Per Share Amounts)
(Unaudited)

11.	STOCKHOLDERS' EQUITY AND DIVIDEND RESTRICTIONS

Retained Earnings - The most significant restrictions on the payment of dividends are contained within the covenants under the Company's revolving credit and unsecured senior notes purchase agreements. Also, Nebraska banking laws govern the amount of dividends that WFB can pay to Cabela's. At June 29, 2013, the Company had unrestricted retained earnings of $180,529 available for dividends. However, the Company has never declared or paid any cash dividends on its common stock, and does not anticipate paying any cash dividends in the foreseeable future.

Accumulated Other Comprehensive Income - The components of accumulated other comprehensive income, net of related taxes, are as follows for the periods ended:

	June 29, 2013	December 29, 2012	June 30, 2012

Accumulated net unrealized holding gains on economic development bonds	$4,464	$6,823	$5,559
Accumulated net unrealized holding loss on derivatives	—	(1)	(39)
Cumulative foreign currency translation adjustments	(2,790)	(1,280)	(1,198)
Total accumulated other comprehensive income	$1,674	$5,542	$4,322

Treasury Stock - The Company's Board of Directors authorized a share repurchase program on August 23, 2011, that provides for share repurchases on an ongoing basis to offset dilution resulting from equity awards under the Company's current or future equity compensation plans. On February 14, 2013, the Company announced its intent to repurchase up to 750,000 shares of its common stock in open market transactions through February 2014 pursuant to this share repurchase program. As of June 29, 2013, there were 163,740 shares repurchased with 586,260 shares remaining to be purchased.

The following table reconciles the share activity relating to the Company's treasury stock for the periods presented.

	Number of Treasury Shares
	Three Months Ended		Six Months Ended
	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012

Balance, beginning of period	51,495	—	492,414	800,935
Purchase of treasury stock	91,540	800,000	163,740	800,000
Treasury shares issued on exercise of stock options and share-based payment awards	(129,298)	—	(642,417)	(800,935)
Balance, end of period	13,737	800,000	13,737	800,000

CABELA'S INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands Except Share and Per Share Amounts)
(Unaudited)

12.     EARNINGS PER SHARE

The following table reconciles the number of shares utilized in the earnings per share calculations for the periods presented.

	Weighted Average Number of Shares
	Three Months Ended		Six Months Ended
	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012

Common shares – basic	70,503,889	70,034,486	70,330,817	69,744,356
Effect of incremental dilutive securities:
Stock options, nonvested stock units, and employee stock purchase plans	1,183,887	1,507,616	1,276,516	2,251,562
Common shares – diluted	71,687,776	71,542,102	71,607,333	71,995,918
Stock options outstanding and nonvested stock units issued considered anti-dilutive excluded from calculation	7,582	64,000	3,791	196,758
13.     SUPPLEMENTAL CASH FLOW INFORMATION

The following table sets forth non-cash financing and investing activities and other cash flow information for the periods presented.

	Six Months Ended
	June 29, 2013	June 30, 2012
Non-cash financing and investing activities:
Accrued property and equipment additions (1)	$31,808	$20,004

Other cash flow information:
Interest paid (2)	$33,255	$39,090
Income taxes, net of refunds	$18,326	$45,494

(1)	Accrued property and equipment additions are recognized in the condensed consolidated statements of cash flows in the period they are paid.

(2)	Includes interest from the Financial Services segment totaling $29,397 and $26,945, respectively.

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

Segment assets are those directly used in or clearly allocable to an operating segment’s operations. For the Retail segment, assets include inventory in the retail stores, land, buildings, fixtures, and leasehold improvements. For the Direct segment, assets primarily include deferred catalog costs and fixed assets. Goodwill totaling $3,340, $3,535, and $3,454, at June 29, 2013, December 29, 2012, and June 30, 2012, respectively, was included in the Retail segment. The change in the carrying value of goodwill between periods is due to foreign currency translation adjustments. Assets for the Financial Services segment include cash, credit card loans, restricted cash, receivables, fixtures, and other assets. Cash and cash equivalents of the Financial Services segment were $282,753, $91,365, and $302,191, at June 29, 2013, December 29, 2012, and June 30, 2012, respectively. Assets for the Corporate Overhead and Other segment include corporate headquarters and facilities, merchandise distribution inventory, shared technology infrastructure and related information technology systems, corporate cash and cash equivalents, economic development bonds, prepaid expenses, deferred income taxes, and other corporate long-lived assets. Depreciation, amortization, and property and equipment expenditures are recognized in each respective segment. Intercompany revenue between segments was eliminated in consolidation.

Under an Intercompany Agreement, the Financial Services segment pays to the Retail and Direct business segments a fixed license fee equal to 70 basis points on all originated charge volume of the Cabela's CLUB Visa credit card portfolio. In addition, among other items, the agreement requires the Financial Services segment to reimburse the Retail and Direct segments for certain operating and promotional costs.

CABELA'S INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands Except Share and Per Share Amounts)
(Unaudited)

Financial information by segment is presented in the following tables for the periods presented:

				Corporate Overhead and Other
			Financial Services
	Retail	Direct			Total
Three Months Ended June 29, 2013:
Merchandise sales	$483,560	$180,124	$—	$—	$663,684
Non-merchandise revenue:
Financial Services	—	—	88,578	—	88,578
Other	363	—	—	4,180	4,543
Total revenue	$483,923	$180,124	$88,578	$4,180	$756,805

Operating income (loss)	$91,073	$30,731	$25,915	$(80,784)	$66,935
As a percentage of revenue	18.8%	17.1%	29.3%	N/A	8.8%
Depreciation and amortization	$13,474	$1,873	$384	$7,073	$22,804
Assets	1,171,269	154,345	3,947,273	770,333	6,043,220

Three Months Ended June 30, 2012:
Merchandise sales	$384,209	$158,453	$—	$—	$542,662
Non-merchandise revenue:
Financial Services	—	—	79,267	—	79,267
Other	484	—	—	4,841	5,325
Total Revenue	$384,693	$158,453	$79,267	$4,841	$627,254

Operating income (loss)	$71,224	$29,165	$21,276	$(63,837)	$57,828
As a percentage of revenue	18.5%	18.4%	26.8%	N/A	9.2%
Depreciation and amortization	$11,567	$1,831	$317	$5,686	$19,401
Assets	963,717	148,688	3,427,594	667,698	5,207,697

CABELA'S INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands Except Share and Per Share Amounts)
(Unaudited)

				Corporate Overhead and Other
			Financial Services
	Retail	Direct			Total
Six Months Ended June 29, 2013:
Merchandise sales	$970,115	$405,282	$—	$—	$1,375,397
Non-merchandise revenue:
Financial Services	—	—	174,350	—	174,350
Other	557	—	—	8,998	9,555
Total revenue	$970,672	$405,282	$174,350	$8,998	$1,559,302

Operating income (loss)	$175,751	$75,628	$50,016	$(155,345)	$146,050
As a percentage of revenue	18.1%	18.7%	28.7%	N/A	9.4%
Depreciation and amortization	$25,827	$3,761	$758	$13,550	$43,896
Assets	1,171,269	154,345	3,947,273	770,333	6,043,220

Six Months Ended June 30, 2012:
Merchandise sales	$729,291	$348,648	$—	$—	$1,077,939
Non-merchandise revenue:
Financial Services	—	—	162,722	—	162,722
Other	733	—	—	9,364	10,097
Total Revenue	$730,024	$348,648	$162,722	$9,364	$1,250,758

Operating income (loss)	$115,451	$63,339	$50,278	$(124,664)	$104,404
As a percentage of revenue	15.8%	18.2%	30.9%	N/A	8.3%
Depreciation and amortization	$22,373	$3,634	$560	$11,282	$37,849
Assets	963,717	148,688	3,427,594	667,698	5,207,697

CABELA'S INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands Except Share and Per Share Amounts)
(Unaudited)

The components and amounts of total revenue for the Financial Services segment were as follows for the periods presented.

	Three Months Ended		Six Months Ended
	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012

Interest and fee income	$81,189	$72,085	$162,438	$145,193
Interest expense	(15,937)	(12,689)	(29,788)	(26,580)
Provision for loan losses	(11,851)	(12,198)	(24,626)	(18,844)
Net interest income, net of provision for loan losses	53,401	47,198	108,024	99,769
Non-interest income:
Interchange income	85,697	74,939	163,327	143,366
Other non-interest income	1,400	3,981	2,683	8,020
Total non-interest income	87,097	78,920	166,010	151,386
Less: Customer rewards costs	(51,920)	(46,851)	(99,684)	(88,433)
Financial Services revenue	$88,578	$79,267	$174,350	$162,722
The following table sets forth the percentage of the Company's merchandise revenue contributed by major product categories for our Retail and Direct segments and in total for the three and six months ended June 29, 2013, and June 30, 2012.

Three Months Ended:	Retail		Direct		Total
Product Category:	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012

Hunting Equipment	45.0%	39.7%	39.6%	30.3%	43.5%	37.0%
General Outdoors	37.2	42.0	38.9	45.5	37.7	43.0
Clothing and Footwear	17.8	18.3	21.5	24.2	18.8	20.0
Total	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

Six Months Ended:	Retail		Direct		Total
Product Category:	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012

Hunting Equipment	52.7%	45.3%	44.0%	32.9%	50.1%	41.3%
General Outdoors	29.8	36.0	32.5	40.0	30.6	37.3
Clothing and Footwear	17.5	18.7	23.5	27.1	19.3	21.4
Total	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

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
Level 3 is comprised of financial instruments whose fair value is estimated based on internally developed models or methodologies utilizing significant inputs that are primarily unobservable from objective sources. At June 29, 2013, the Company's financial instruments carried on our condensed consolidated balance sheets subject to fair value measurements consisted of economic development bonds and were classified as Level 3 for valuation purposes. For the three and six months ended June 29, 2013, and June 30, 2012, there were no transfers in or out of Levels 1, 2, or 3.
The table below presents changes in fair value of the economic development bonds measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the periods presented:

	Three Months Ended		Six Months Ended
	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012

Balance, beginning of period	$84,463	$88,715	$85,041	$86,563
Total gains or losses:
Included in earnings - realized	—	—	—	—
Included in accumulated other comprehensive income - unrealized	(4,464)	1,213	(3,377)	3,870
Valuation adjustments	—	—	—	—
Purchases, issuances, and settlements:
Purchases	—	—	—	—
Issuances	—	—	—	—
Settlements	(956)	(1,593)	(2,621)	(2,098)
Balance, end of period	$79,043	$88,335	$79,043	$88,335
Fair values of the Company's economic development bonds were estimated using discounted cash flow projection estimates. These estimates are based on available market interest rates and the estimated amounts and timing of expected future payments to be received from municipalities under tax development zones, which the Company considers to be unobservable inputs (Level 3). These fair values do not reflect any premium or discount that could result from offering these bonds for sale or through early redemption, or any related income tax impact. Declines in the fair value of available-for-sale economic development bonds below cost that are deemed to be other than temporary are reflected in earnings. At June 29, 2013, and June 30, 2012, none of the bonds with a fair value below carrying value were deemed to have other than a temporary impairment.

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
The Company evaluates the recoverability of property and equipment, land held for sale, goodwill and intangibles whenever indicators of impairment exist using significant unobservable inputs. This evaluation included existing store locations and future retail store sites. The Company recognized an impairment loss of $937 during the three and six months ended June 29, 2013, related to the closure of its former Winnipeg retail store in conjunction with the opening of a new next-generation store in Winnipeg in May 2013. The impairment loss of $937 included leasehold improvements write-offs as well as lease cancellation and restoration costs.
The carrying amounts of cash and cash equivalents, accounts receivable, restricted cash, accounts payable, gift instruments (including credit card and loyalty rewards programs), accrued expenses, and income taxes receivable and payable included in the condensed consolidated balance sheets approximate fair value given the short-term nature of these financial instruments. The secured variable funding obligations of the Trust, which include variable rates of interest that adjust daily, can fluctuate daily based on the short-term operational needs of the Financial Services segment with advances and pay downs at par value. Therefore, the carrying value of the secured variable funding obligations of the Trust approximates fair value. The estimated fair value for held to maturity securities are based on prices obtained from independent brokers which are estimated using pricing models that incorporate market data.

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

	June 29, 2013		December 29, 2012		June 30, 2012
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value

Financial Assets:
Credit card loans, net	$3,442,685	$3,442,685	$3,497,472	$3,497,472	$2,994,459	$2,994,459
Held-to-maturity investment securities	135,000	134,980	—	—	—	—

Financial Liabilities:
Time deposits	1,189,510	1,206,981	1,048,018	1,086,411	1,058,044	1,097,690
Secured long-term obligations of the Trust	2,154,750	2,046,847	1,827,500	1,807,083	1,827,500	1,783,643
Long-term debt	383,264	415,916	336,535	373,120	340,119	339,736
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
16.    ACCOUNTING PRONOUNCEMENTS
Effective February 5, 2013, the Financial Accounting Standards Board issued ASU No. 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, which adds additional disclosure requirements relating to the reclassification of items out of accumulated other comprehensive income.  This ASU was effective for the first quarter of 2013 for the Company. During the three and six months ended June 29, 2013, the Company did not have any reclassification of items out of accumulated other comprehensive income.

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

Critical Accounting Policies and Use of Estimates

Our critical accounting policies and use of estimates utilized in the preparation of the condensed consolidated financial statements as of June 29, 2013, remain unchanged from December 29, 2012.

Cabela's®

We are a leading specialty retailer, and the world's largest direct marketer, of hunting, fishing, camping, and related outdoor merchandise.  We provide a quality service to our customers who enjoy an outdoor lifestyle by supplying outdoor products through our multi-channel retail business consisting of our Retail and Direct segments. Our Retail business segment currently consists of 45 stores, including an Outpost store that we opened in Saginaw, Michigan, on February 14, 2013, our second Outpost store, and the four next-generation stores that we opened to date in 2013:

•Columbus, Ohio, on March 7, 2013;
•Grandville, Michigan, on March 21, 2013;
•Louisville, Kentucky, on April 11, 2013; and
•Green Bay, Wisconsin, on July 25, 2013.

We have 42 stores located in the United States and three in Canada with total retail square footage now at 5.5 million square feet, an increase of 7.6% compared to the end of 2012.

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

Executive Overview

	Three Months Ended
	June 29, 2013	June 30, 2012	Increase (Decrease)	% Change

	(Dollars in Thousands Except Earnings Per Diluted Share)
Revenue:
Retail	$483,923	$384,693	$99,230	25.8%
Direct	180,124	158,453	21,671	13.7
Total	664,047	543,146	120,901	22.3
Financial Services	88,578	79,267	9,311	11.7
Other revenue	4,180	4,841	(661)	(13.7)
Total revenue	$756,805	$627,254	$129,551	20.7

Operating income	$66,935	$57,828	$9,107	15.7

Net income	$44,545	$33,870	$10,675	31.5

Earnings per diluted share	$0.62	$0.47	$0.15	31.9

	Six Months Ended
	June 29, 2013	June 30, 2012	Increase (Decrease)	% Change

	(Dollars in Thousands Except Earnings Per Diluted Share)
Revenue:
Retail	$970,672	$730,024	$240,648	33.0%
Direct	405,282	348,648	56,634	16.2
Total	1,375,954	1,078,672	297,282	27.6
Financial Services	174,350	162,722	11,628	7.1
Other revenue	8,998	9,364	(366)	(3.9)
Total revenue	$1,559,302	$1,250,758	$308,544	24.7

Operating income	$146,050	$104,404	$41,646	39.9

Net income	$94,392	$62,696	$31,696	50.6

Earnings per diluted share	$1.32	$0.87	$0.45	51.7

Revenues in the three months ended June 29, 2013, totaled $757 million, an increase of $130 million, or 20.7%, over the three months ended June 30, 2012.  Total merchandise sales increased $121 million, or 22.3%, comparing the three month periods due to increases of $57 million in revenue from new retail stores and $37 million, or 10.5%, in comparable store sales, led by an increase in the hunting equipment product category. These increases were complemented by an increase of $22 million in Direct revenue, primarily due to increases in the hunting equipment product category.

Revenues in the six months ended June 29, 2013, totaled $1.6 billion, an increase of $309 million, or 24.7%, over the six months ended June 30, 2012.  Total merchandise sales increased $297 million, or 27.6%, comparing the six month periods due to increases of $119 million in revenue from new retail stores and $116 million, or 17.1%, in comparable store sales, led by an increase in the hunting equipment product category. These increases were complemented by an increase of $57 million in Direct revenue, primarily due to increases in the hunting equipment product category.

Financial Services revenue increased $9 million, or 11.7%, in the three months ended June 29, 2013, compared to the three months ended June 30, 2012, and $12 million, or 7.1%, in the six months ended June 29, 2013, compared to the six months ended June 30, 2012. These increases in revenue were primarily due to increases in interest income and interchange income, partially offset by higher customer reward costs due to growth in the number of active accounts and average balance per account. Interchange income in the three months ended June 29, 2013, was increased by $1 million pursuant to an adjustment to our estimated liability for the proposed Visa settlement due to a group of plaintiffs opting out of such proposed settlement in May 2013.

Operating income increased $9 million, or 15.7%, in the three months ended June 29, 2013, compared to the three months ended June 30, 2012, while operating income as a percentage of revenue decreased 40 basis points over the same period. The increase in total operating income was primarily due to increases in revenue from all three business segments as well as an increase in our merchandise gross profit. This improvement was partially offset by higher consolidated operating expenses which helped to drive down our operating income as a percentage of revenue. Selling, distribution, and administrative expenses increased primarily due to increases in comparable and new store costs and related support areas.

Operating income increased $42 million, or 39.9%, in the six months ended June 29, 2013, compared to the six months ended June 30, 2012, and operating income as a percentage of revenue increased 110 basis points over the same period. The increases in total operating income and total operating income as a percentage of total revenue were primarily due to increases in revenue from all three business segments as well as an increase in our merchandise gross profit. These improvements were partially offset by higher consolidated operating expenses. Selling, distribution, and administrative expenses increased primarily due to increases in comparable and new store costs and related support areas. However, expressed as a percentage of total revenue, selling, distribution, and administrative expenses decreased 180 basis points to 34.6% in the six months ended June 29, 2013, compared to the six months ended June 30, 2012.

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

We continue to work with vendors to negotiate the best prices on products and to manage inventory levels, as well as to ensure vendors deliver all products and services as expected. Our efforts continue in detailed pre-season planning, in-season monitoring of sales, and management of inventory to focus product assortments on our core customer base. As a result, our merchandise gross margin as a percentage of merchandise revenue increased 30 basis points to 37.7% in the three months ended June 29, 2013, compared to 37.4% in the three months ended June 30, 2012, and 70 basis points to 36.6% in the six months ended June 29, 2013, compared to 35.9% in the six months ended June 30, 2012. These increases were primarily attributable to improved in-season and pre-season merchandise inventory planning, improvements in vendor collaboration, an ongoing focus on private label products, and improvements in price optimization to ensure we are pricing correctly in the marketplace. The increases in our merchandise gross profit as a percentage of merchandise sales were partially offset by an adverse product mix shift due to increased sales of firearms and ammunition, which carry a lower margin.

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
Comparing Retail segment results for the three and six months ended June 29, 2013, to the three and six months ended June 30, 2012:

•	operating income increased $20 million, or 27.9%, and $60 million, or 52.2%;

•	operating income as a percentage of Retail segment revenue increased 30 basis points to 18.8%, and 230 basis points to 18.1%; and

•	comparable store sales increased 10.5% and 17.1%, respectively.

Our Retail business segment currently consists of 45 stores, including the four next-generation stores that we opened in 2013 and an Outpost store that we opened in Saginaw, Michigan, in February 2013. We now have 42 stores located in the United States and three in Canada with total retail square footage at 5.5 million square feet, an increase of 7.6% from the end of 2012. The new store formats are more productive and generate higher returns which will help to increase our return on invested capital.

For the remainder of 2013, we plan to open three additional next-generation stores located in Thornton, Colorado; Lone Tree, Colorado; and Regina, Saskatchewan, Canada; and two Outpost stores in Waco, Texas; and Kalispell, Montana.
We have announced plans to open additional retail stores in 2014 as follows:

•
10 next-generation stores located in Christiana, Delaware; Greenville, South Carolina; Anchorage, Alaska; Woodbury, Minnesota; Bristol, Virginia; Tualatin, Oregon; Edmonton, Alberta, Canada; Cheektowaga, New York; Acworth, Georgia; and Barrie, Ontario, Canada; and

•	three Outpost stores located in Lubbock, Texas; Missoula, Montana; and Augusta, Georgia.

We have also announced plans to open a next-generation store located in Berlin, Massachusetts in 2015.
We recognized an impairment loss totaling $1 million in the three months ended June 29, 2013, related to the closure of our former 44,000 square foot Winnipeg, Manitoba, retail store and the opening of a new 70,000 square foot next-generation store in Winnipeg in May 2013. Looking to the end of 2013, we expect to increase retail square footage up to 13% over 2012, as well as generate an increased profit per square foot compared to the legacy store base, with the planned openings of these next-generation and Outpost stores.

We are focusing on improving our customers' digital shopping experiences on Cabelas.com and via mobile devices. Our marketing focus continues to be on developing a seamless omni-channel experience for our customers regardless of their transaction channel. Our digital transformation continues with efforts around enhancing our Internet website to support the Direct business. The amount of traffic coming through mobile devices is growing significantly.  As a result, we continue to utilize best-in-class technology to improve our customers' digital shopping experiences and build on the advances we have made to capitalize on the variety of ways customers are shopping at Cabela's today.  We have seen early successes in our social marketing initiatives and now have over 2.5 million fans on Facebook.  Our omni-channel marketing efforts are resulting in increases in new customers, as well as customer engagement across multiple channels with a consistent experience across all channels. Our goal is to create a digital presence that mirrors our customers' in-store shopping experience.

In 2012 and continuing in the first half of 2013, we realized improvements in Internet traffic, growth in multi-channel customers, and very early progress in our print-to-digital transformation. We have developed a multi-year approach to reverse the downward trend in our Direct segment and transform our legacy catalog business into an omni-channel enterprise supporting transformation to digital, e-commerce, and mobile while optimizing the customer experience with our growing retail footprint. We are in the very early stages of this effort. Near term efforts have been focusing on our print-to-digital transformation and testing targeted shipping offers. Also in January 2013, we opened an office in Westminster, Colorado, to attract high-quality talent to improve our website, social media, and mobile applications.

Comparing Direct segment results for the three and six months ended June 29, 2013, to the three and six months ended June 30, 2012:

•	revenue increased $22 million, or 13.7%, and $57 million, or 16.2%;

•	operating income increased $2 million, or 5.4%, and $12 million, or 19.4%; and

•
operating income as a percentage of Direct segment revenue decreased 130 basis points to 17.1% comparing quarter over quarter but increased 50 basis points to 18.7% comparing the six months ended June 29, 2013, to the six months ended June 30, 2012.

Operating income as a percentage of Direct segment revenue decreased 130 basis points to 17.1% in the three months ended June 29, 2013, compared to the three months ended June 30, 2012, primarily due to an increase in advertising and direct marketing costs attributable to increases in our national brand advertising and expanded use of digital marketing channels.

Cabela's CLUB continues to manage credit card delinquencies and charge-offs below industry average by adhering to our conservative underwriting criteria and active account management. Comparing Cabela's CLUB results for the six months ended June 29, 2013, to June 30, 2012:

•	net charge-offs as a percentage of average credit card loans decreased to 1.87%, down six basis points;

•	the average balance of our credit card loans increased to $3.4 billion, or 12.8%; and

•	our number of average active accounts increased 10.4% to 1.6 million, and the average balance per active account increased 2.1%.

During the six months ended June 29, 2013, the Financial Services segment issued $377 million in certificates of deposit, early renewed its $300 million variable funding facility, extending the commitment for an additional two years, and completed a $385 million term securitization.

Current Business Environment

Worldwide Credit Markets and Macroeconomic Environment - We believe that improvements in the United States economy led to a lower level of delinquencies and a decrease in charge-off rates comparing the six months ended June 29, 2013, to the six months ended June 30, 2012. We expect our charge-off rates and delinquency levels to remain below industry averages. The Financial Services segment continues to monitor developments in the securitization and certificates of deposit markets to ensure adequate access to liquidity.

Developments in Legislation and Regulation - In late 2012 and into 2013, there has been significant discussion regarding enacted gun control legislation and potential gun control legislation, primarily aimed at modern sporting rifles, certain semiautomatic pistols, and high capacity magazines. For example, the States of Colorado, Connecticut, Maryland, and New York have recently enacted legislation that prohibits the sale of certain high capacity magazines and, in some cases, the sale of certain firearms. In January 2013, legislation was introduced in the United States Senate that would, if enacted, prohibit the sale of certain modern sporting rifles, certain semiautomatic pistols, and magazines that hold more than 10 rounds. We do not expect the recently enacted state legislation to have a significant impact on our business. Any new federal legislation that prohibits the sale of certain modern sporting rifles, semiautomatic pistols, or ammunition could negatively impact our hunting equipment sales. Our mix of modern sporting rifles, semiautomatic pistols, and ammunition most likely to be impacted by any legislative changes is a small percentage of our total hunting equipment sales. We expect demand for firearms, ammunition, and accessories to remain strong as gun control continues to be a legislative focus.
On July 9, 2013, the Federal Deposit Insurance Corporation ("FDIC") adopted an interim final rule which revises its risk-based and leverage capital requirements for FDIC-supervised institutions. This interim final rule is substantially identical to a joint final rule issued by the Office of the Comptroller of the Currency and the Board of Governors of the Federal Reserve System on July 2, 2013. The interim final rules and the joint final rules implement the regulatory capital reforms recommended by the Basel Committee on Banking Supervision in December 2010, commonly referred to as “Basel III,” and capital reforms required by the Reform Act. Among other things, the interim final rules and the joint final rules revise the agencies' prompt corrective action framework by introducing a common equity tier 1 capital requirement and a higher minimum tier 1 capital requirement. In addition, the interim final rules and the joint final rules include a supplementary leverage ratio for depository institutions subject to the advanced approaches capital rules. The phase-in period for the interim final rule will begin for WFB in January 2015. WFB is continuing to assess how the interim final rules and the joint final rules will impact WFB and its ability to comply with the new common equity tier 1 capital requirement and higher minimum tier 1 capital requirement.

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

The Reform Act imposes a moratorium on the approval of applications for FDIC insurance for an industrial bank, credit card bank, or trust bank that is owned by a commercial firm, as defined. Furthermore, the FDIC must, under most circumstances, disapprove any change in control that would result in direct or indirect control by a commercial firm of a credit card bank, such as WFB. The Reform Act does not, however, eliminate the exception from the definition of “bank” under the Bank Holding Company Act of 1956, as amended (the “BHCA”) for credit card banks, such as WFB. If the credit card bank exception were eliminated or modified, we may be required to divest our ownership of WFB unless we were willing and able to become a bank holding company under the BHCA. Any such required divestiture may materially adversely affect our business and results of operations.
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

In 2012, the Bureau, acting in conjunction with the FDIC and other agencies, announced its first high-profile enforcement actions against credit card issuers for deceptive marketing and other illegal practices related to the advertising of ancillary products, collection practices, and other matters.  By these public enforcement actions, the Bureau and the FDIC have signaled a heightened scrutiny of credit card issuers.  We anticipate increased activity by regulators in pursuing consumer protection claims going forward.
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
The Jumpstart Our Business Startups Act (the “JOBS Act”) was signed into law on April 5, 2012, and will implement extensive changes to the laws regulating private offerings of securities, including Rule 144A private offerings such as the private offerings of asset-backed securities of the Cabela's Master Credit Card Trust and related entities (collectively referred to as the “Trust”) that WFB sponsors. On July 10, 2013, the SEC adopted final amendments to Rule 144A which provide that securities may be offered pursuant to Rule 144A by means of general solicitation or general advertising, including to persons other than qualified institutional buyers, so long as the issuer reasonably believes that each ultimate purchaser is a qualified institutional buyer. In the adopting release, the SEC also stated that, consistent with the historical treatment of concurrent Regulation S and Rule 144A offerings, concurrent offerings under Regulation S would not be integrated with domestic offerings conducted under Rule 144A by means of general solicitation or advertising. The impact that the JOBS Act and the recent amendments to Rule 144A will have on the securitization market and the Financial Services segment is unclear at this time.
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

Proposed Settlement of Visa Litigation - In June 2005, a number of entities, each purporting to represent a class of retail merchants, sued Visa and several member banks, and other credit card associations, alleging, among other things, that Visa and its member banks have violated United States antitrust laws by conspiring to fix the level of interchange fees. On July 13, 2012, the parties to this litigation announced that they had entered into a memorandum of understanding, which subject to certain conditions, including court approval, obligates the parties to enter into a settlement agreement to resolve the claims brought by the class members. On November 9, 2012, the settlement received preliminary court approval. The court has scheduled a September 12, 2013, hearing for final approval of the settlement. The settlement agreement requires, among other things, (i) the distribution to class merchants of an amount equal to 10 basis points of default interchange across all credit rate categories for a period of eight consecutive months, which otherwise would have been paid to issuers like WFB, (ii) Visa to change its rules to allow merchants to charge a surcharge on credit card transactions subject to a cap, and (iii) Visa to meet with merchant buying groups that seek to negotiate interchange rates collectively. To date, WFB has not been named as a defendant in any credit card industry lawsuits. Management believed that the 10 basis point reduction of default interchange across all credit rate categories for a period of eight consecutive months would result in a reduction of interchange income of approximately $12.5 million in the Financial Services segment. Therefore, a liability of $12.5 million was recorded in the fourth quarter of fiscal 2012 to accrue for such proposed settlement. However, in May 2013, a group of plaintiffs opted out of the proposed settlement to pursue their own legal action. In light of this group of plaintiffs opting out of the proposed settlement, management re-evaluated the impact of the 10 basis point reduction of default interchange across all credit rate categories for a period of eight consecutive months and determined that the estimated liability for the proposed settlement should be reduced by $1.2 million in the second quarter ended June 29, 2013, resulting in a liability of $11.3 million outstanding as of June 29, 2013.

Operations Review

 The three months ended June 29, 2013, and June 30, 2012, each consisted of 13 weeks, and the six months ended June 29, 2013, and June 30, 2012, each consisted of 26 weeks. Our operating results expressed as a percentage of revenue were as follows for the periods presented.

	Three Months Ended		Six Months Ended
	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012

Revenue	100.00%	100.00%	100.00%	100.00%
Cost of revenue	54.63	54.26	55.93	55.26
Gross profit (exclusive of depreciation and amortization)	45.37	45.74	44.07	44.74
Selling, distribution, and administrative expenses	36.40	36.52	34.64	36.40
Impairment and restructuring charges	0.12	—	0.06	—
Operating income	8.85	9.22	9.37	8.34
Other income (expense):
Interest expense, net	(0.52)	(1.03)	(0.59)	(0.87)
Other income, net	0.15	0.23	0.17	0.23
Total other income (expense), net	(0.37)	(0.80)	(0.42)	(0.64)
Income before provision for income taxes	8.48	8.42	8.95	7.70
Provision for income taxes	2.59	3.02	2.89	2.69
Net income	5.89%	5.40%	6.06%	5.01%

Results of Operations - Three Months Ended June 29, 2013, Compared to June 30, 2012

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
Comparisons and analysis of our revenues are presented below for the three months ended:

	June 29, 2013		June 30, 2012		Increase (Decrease)	% Change
		%		%
	(Dollars in Thousands)

Retail	$483,923	63.9%	$384,693	61.3%	$99,230	25.8%
Direct	180,124	23.8	158,453	25.3	21,671	13.7
Financial Services	88,578	11.7	79,267	12.6	9,311	11.7
Other	4,180	0.6	4,841	0.8	(661)	(13.7)
Total	$756,805	100.0%	$627,254	100.0%	$129,551	20.7

Product Sales Mix - The following table sets forth the percentage of our merchandise revenue contributed by major product categories for our Retail and Direct segments and in total for the three months ended June 29, 2013, and June 30, 2012.

	Retail		Direct		Total
	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012

Hunting Equipment	45.0%	39.7%	39.6%	30.3%	43.5%	37.0%
General Outdoors	37.2	42.0	38.9	45.5	37.7	43.0
Clothing and Footwear	17.8	18.3	21.5	24.2	18.8	20.0
Total	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

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

Retail Revenue - Retail revenue increased $99 million, or 25.8%, in the three months ended June 29, 2013, compared to the three months ended June 30, 2012, primarily due to an increase of $57 million in revenue from the addition of new retail stores comparing the respective periods and an increase in comparable store sales of $37 million. Retail revenue growth was led by an increase in the hunting equipment product category primarily from increases in firearms and ammunition, hunting apparel, and optics.

	Three Months Ended
	June 29, 2013	June 30, 2012	Increase (Decrease)	% Change
	(Dollars in Thousands)

Comparable stores sales	$383,675	$347,147	$36,528	10.5%

Direct Revenue - Direct revenue increased $22 million, or 13.7%, in the three months ended June 29, 2013, compared to the three months ended June 30, 2012. Direct revenue growth was due to an increase in the hunting equipment product category and from our omni-channel marketing initiatives and print-to-digital transformation.

Financial Services Revenue -  The following table sets forth the components of Financial Services revenue for the three months ended:

	June 29, 2013	June 30, 2012	Increase (Decrease)	% Change
	(Dollars in Thousands)

Interest and fee income	$81,189	$72,085	$9,104	12.6%
Interest expense	(15,937)	(12,689)	3,248	25.6
Provision for loan losses	(11,851)	(12,198)	(347)	(2.8)
Net interest income, net of provision for loan losses	53,401	47,198	6,203	13.1
Non-interest income:
Interchange income	85,697	74,939	10,758	14.4
Other non-interest income	1,400	3,981	(2,581)	(64.8)
Total non-interest income	87,097	78,920	8,177	10.4
Less: Customer rewards costs	(51,920)	(46,851)	5,069	10.8
Financial Services revenue	$88,578	$79,267	$9,311	11.7

Financial Services revenue increased $9 million, or 11.7%, for the three months ended June 29, 2013, compared to the three months ended June 30, 2012. The increase in interest and fee income of $9 million was due to an increase in credit card loans, partially offset by lower London Interbank Offered Rate ("LIBOR") rates. The increase in interest expense of $3 million was due to the issuances of a ten year term securitization and ten year certificates of deposit. During the three months ended June 29, 2013, we reduced the allowance for loan losses by $2 million due to a decrease in our restructured credit card loans.  This decrease was offset by an increase in charge-offs that we experienced due to the growth of our credit card loan portfolio.  See “Asset Quality of Cabela's CLUB” in this report for additional information on trends in the restructured credit card loans portfolio. The increase in interchange income of $11 million was primarily due to an increase in credit card purchases. Interchange income in the three months ended June 29, 2013, was also increased by $1 million pursuant to an adjustment to the estimated liability for the proposed Visa settlement. The increase in customer rewards costs of $5 million was primarily due to an increase in credit card purchases.

The following table sets forth the components of Financial Services revenue as a percentage of average total credit card loans, including any accrued interest and fees, for the three months ended:

	June 29, 2013	June 30, 2012

Interest and fee income	9.6%	9.6%
Interest expense	(1.9)	(1.6)
Provision for loan losses	(1.4)	(1.6)
Interchange income	10.1	10.0
Other non-interest income	0.2	0.4
Customer rewards costs	(6.1)	(6.4)
Financial Services revenue	10.5%	10.4%

Key statistics reflecting the performance of Cabela's CLUB are shown in the following chart for the three months ended:

	June 29, 2013	June 30, 2012	Increase (Decrease)	% Change
	(Dollars in Thousands Except Average Balance per Account )

Average balance of credit card loans (1)	$3,387,851	$3,001,213	$386,638	12.9%
Average number of active credit card accounts	1,651,288	1,492,033	159,255	10.7
Average balance per active credit card account (1)	$2,052	$2,011	$41	2.0
Net charge-offs on credit card loans (1)	$15,879	$13,948	$1,931	13.8
Net charge-offs as a percentage of average credit card loans (1)	1.87%	1.86%	0.01%
(1) Includes accrued interest and fees

The average balance of credit card loans increased to $3.4 billion, or 12.9%, for the three months ended June 29, 2013, compared to the three months ended June 30, 2012, due to an increase in the number of active accounts and the average balance per account.  The average number of active accounts increased to 1.7 million, or 10.7%, compared to the three months ended June 30, 2012, due to our successful marketing efforts in new account acquisitions. Net charge-offs as a percentage of average credit card loans increased to 1.87% for the three months ended June 29, 2013, up one basis point compared to the three months ended June 30, 2012, due to a decrease in recoveries, mostly offset by improvements in bankruptcies, delinquencies, and delinquency roll-rates. See “Asset Quality of Cabela's CLUB” in this report for additional information on trends in delinquencies and non-accrual loans and analysis of our allowance for loan losses.

Other Revenue

Other revenue was $5 million in both the three months ended June 29, 2013, and the three months ended June 30, 2012. In July 2013, we decided that our real estate brokerage business specializing in selling hunting and recreational property will cease. We anticipate that it will take approximately 18 months to wind down this business. This will result in an annual reduction of approximately $2 million in other revenue.

Merchandise Gross Profit

Comparisons and analysis of our gross profit on merchandising revenue are presented below for the periods presented:

	Three Months Ended
	June 29, 2013	June 30, 2012	Increase (Decrease)	% Change
	(Dollars in Thousands)

Merchandise sales	$663,684	$542,662	$121,022	22.3%
Merchandise gross profit	250,219	202,880	47,339	23.3
Merchandise gross profit as a percentage of merchandise sales	37.7%	37.4%	0.3%

 Merchandise Gross Profit - Our merchandise gross profit increased $47 million, or 23.3%, to $250 million in the three months ended June 29, 2013, compared to the three months ended June 30, 2012. The increase in our merchandise gross profit was primarily due to firearms and ammunition, as well as continued improvements in vendor collaboration, an ongoing focus on private label products, and further advancements in price optimization.

Our merchandise gross profit as a percentage of merchandise sales increased 30 basis points in the three months ended June 29, 2013, compared to the three months ended June 30, 2012, primarily due to continued improvements in pre-season and in-season inventory management and vendor collaboration. The increase in our merchandise gross profit as a percentage of merchandise sales was partially offset by an adverse product mix shift due to increased sales of firearms and ammunition, which carry a lower margin.

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

	Three Months Ended
	June 29, 2013	June 30, 2012	Increase (Decrease)	% Change
	(Dollars in Thousands)

Selling, distribution, and administrative expenses	$275,468	$229,049	$46,419	20.3%
SD&A expenses as a percentage of total revenue	36.4%	36.5%	(0.1)%
Retail store pre-opening costs	$4,597	$2,191	$2,406	109.8

Selling, distribution, and administrative expenses increased $46 million, or 20.3%, in the three months ended June 29, 2013, compared to the three months ended June 30, 2012. However, expressed as a percentage of total revenue, selling, distribution, and administrative expenses decreased 10 basis points to 36.4% in the three months ended June 29, 2013, compared to the three months ended June 30, 2012. The most significant factors contributing to the changes in selling, distribution, and administrative expenses in these respective periods included:

•
an increase of $26 million in employee compensation, benefits, and contract labor primarily due to the opening of new retail stores and increases in staff for other retail stores, merchandising and distribution centers, credit card growth support, and general corporate overhead support;

•	an increase of $9 million in advertising, promotional costs related to new and existing retail stores, and direct marketing costs;

•	an increase of $6 million in building expenses and depreciation primarily related to the operations and maintenance of our new and existing retail stores as well as corporate offices;

•	an increase of $2 million in professional fees; and,

•	an increase of $2 million in software-related expenses primarily to support operational growth.

Significant changes in our consolidated selling, distribution, and administrative expenses related to specific business segments included the following:

Retail Segment:

•
An increase of $14 million in employee compensation, benefits, and contract labor primarily due to the opening of new retail stores and increases in staff for other retail stores and merchandising teams.

•	An increase of $2 million in advertising and promotional costs related to new and existing retail stores.

•	An increase of $4 million in building expenses primarily related to the operations and maintenance of our new and existing retail stores.

Direct Segment:

•
An increase of $7 million in advertising and direct marketing costs primarily due to increases in our national brand advertising, Internet related expenses due to our expanded use of digital marketing channels, and enhancements to our website.

•	An increase of $1 million in employee compensation, benefits, and contract labor.
Financial Services Segment:

•	An increase of $2 million in employee compensation, benefits, and contract labor to support operational growth.
Corporate Overhead, Distribution Centers, and Other:

•	An increase of $9 million in employee compensation, benefits, and contract labor in general corporate and the distribution centers to support operational growth.

•	An increase of $2 million in building expenses primarily related to updates to our corporate offices.

•	An increase of $2 million in professional fees.

•	An increase of $2 million in software-related expenses primarily to support operational growth.

Impairment and Restructuring Charges

We recognized an impairment loss totaling $1 million in the three months ended June 29, 2013, related to the closure of our former Winnipeg retail store and the opening of a new next-generation store in Winnipeg in May 2013. The impairment loss of $1 million included leasehold improvements write-offs as well as lease cancellation and restoration costs. No impairment losses were recognized in the three months ended June 30, 2012.

Operating Income

Operating income is revenue less cost of revenue and selling, distribution, and administrative expenses.  Operating income for our merchandise business segments excludes costs associated with operating expenses of distribution centers, procurement activities, and other corporate overhead costs.

Comparisons and analysis of operating income are presented below for the periods presented:

	Three Months Ended
	June 29, 2013	June 30, 2012	Increase (Decrease)	% Change
	(Dollars in Thousands)

Total operating income	$66,935	$57,828	$9,107	15.7%
Total operating income as a percentage of total revenue	8.8%	9.2%	(0.4)%

Operating income by business segment:
Retail	$91,073	$71,224	$19,849	27.9
Direct	30,731	29,165	1,566	5.4
Financial Services	25,915	21,276	4,639	21.8

Operating income as a percentage of segment revenue:
Retail	18.8%	18.5%	0.3%
Direct	17.1	18.4	(1.3)
Financial Services	29.3	26.8	2.5

Operating income increased $9 million, or 15.7%, in the three months ended June 29, 2013, compared to the three months ended June 30, 2012, while operating income as a percentage of revenue decreased 40 basis points to 8.8% in the three months ended June 29, 2013. The increase in total operating income was primarily due to increases in revenue from all business segments as well as an increase in our merchandise gross profit. This improvement was partially offset by higher consolidated operating expenses. Selling, distribution, and administrative expenses increased primarily due to increases in comparable and new store costs and related support areas.

Under an Intercompany Agreement, the Financial Services segment pays to the Retail and Direct business segments a fixed license fee equal to 70 basis points on all originated charge volume of the Cabela's CLUB Visa credit card portfolio. In addition, among other items, the agreement requires the Financial Services segment to reimburse the Retail and Direct segments for certain operating and promotional costs. Fees paid under the Intercompany Agreement by the Financial Services segment to these two segments increased $5 million in the three months ended June 29, 2013, compared to the three months ended June 30, 2012; a $3 million increase to the Retail segment and a $2 million increase to the Direct segment.

Interest (Expense) Income, Net

Interest expense, net of interest income, was $4 million in the three months ended June 29, 2013, compared to $6 million in the three months ended June 30, 2012. The decrease in interest expense in the three months ended June 29, 2013, is in part due to a higher amount of interest capitalized in the 2013 second quarter related to increased store expansion activity compared to 2012.

Other Non-Operating Income, Net

Other non-operating income was $1 million in both the three months ended June 29, 2013, and the three months ended June 30, 2012.  This income is primarily from interest earned on our economic development bonds.

Provision for Income Taxes

Our effective tax rate was 30.5% for the three months ended June 29, 2013, compared to 35.9% for the three months ended June 30, 2012.  The decrease in our effective tax rate for the three months ended June 29, 2013, compared to the three months ended June 30, 2012, is primarily due to the settlement of state income taxes during the three months ended June 30, 2012, and the mix of taxable income between the United States and foreign tax jurisdictions.

Results of Operations - Six Months Ended June 29, 2013, Compared to June 30, 2012

Revenues

Comparisons and analysis of our revenues are presented below for the six months ended:

	June 29, 2013		June 30, 2012		Increase (Decrease)	% Change
		%		%
	(Dollars in Thousands)

Retail	$970,672	62.2%	$730,024	58.4%	$240,648	33.0%
Direct	405,282	26.0	348,648	27.9	56,634	16.2
Financial Services	174,350	11.2	162,722	13.0	11,628	7.1
Other	8,998	0.6	9,364	0.7	(366)	(3.9)
Total	$1,559,302	100.0%	$1,250,758	100.0%	$308,544	24.7

Product Sales Mix - The following table sets forth the percentage of our merchandise revenue contributed by major product categories for our Retail and Direct segments and in total for the six months ended June 29, 2013, and June 30, 2012.

	Retail		Direct		Total
	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012

Hunting Equipment	52.7%	45.3%	44.0%	32.9%	50.1%	41.3%
General Outdoors	29.8	36.0	32.5	40.0	30.6	37.3
Clothing and Footwear	17.5	18.7	23.5	27.1	19.3	21.4
Total	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

Retail Revenue - Retail revenue increased $241 million, or 33.0%, in the six months ended June 29, 2013, compared to the six months ended June 30, 2012, primarily due to an increase of $119 million in revenue from the addition of new retail stores comparing the respective periods and an increase in comparable store sales of $116 million. Retail revenue growth was led by an increase in the hunting equipment product category primarily from increases in firearms and ammunition, hunting apparel and optics.

	Six Months Ended
	June 29, 2013	June 30, 2012	Increase (Decrease)	% Change
	(Dollars in Thousands)

Comparable stores sales	$792,912	$677,167	$115,745	17.1%

Direct Revenue - Direct revenue increased $57 million, or 16.2%, in the six months ended June 29, 2013, compared to the six months ended June 30, 2012. Direct revenue growth was due to an increase in the hunting equipment product category and from our omni-channel marketing initiatives and print-to-digital transformation.

Financial Services Revenue -  The following table sets forth the components of Financial Services revenue for the six months ended:

	June 29, 2013	June 30, 2012	Increase (Decrease)	% Change
	(Dollars in Thousands)

Interest and fee income	$162,438	$145,193	$17,245	11.9%
Interest expense	(29,788)	(26,580)	3,208	12.1
Provision for loan losses	(24,626)	(18,844)	5,782	30.7
Net interest income, net of provision for loan losses	108,024	99,769	8,255	8.3
Non-interest income:
Interchange income	163,327	143,366	19,961	13.9
Other non-interest income	2,683	8,020	(5,337)	(66.5)
Total non-interest income	166,010	151,386	14,624	9.7
Less: Customer rewards costs	(99,684)	(88,433)	11,251	12.7
Financial Services revenue	$174,350	$162,722	$11,628	7.1

Financial Services revenue increased $12 million, or 7.1%, for the six months ended June 29, 2013, compared to the six months ended June 30, 2012. The increase in interest and fee income of $17 million was due to an increase in credit card loans, partially offset by lower LIBOR rates. The increase in interest expense of $3 million was due to the issuances of a ten year term securitization and ten year certificates of deposit. The provision for loan losses increased $6 million partially due to differences in timing and amounts of the reduction of the allowance for loan losses in the prior year due to an improving trend in the quality of our credit card portfolio. We continue to experience favorable trends, however, at a normalized pace. Increase in the provision is also due to growth in our credit card loan portfolio, even though our net-charge-off rates and allowance for loan losses have decreased. The increases in interchange income of $20 million and customer rewards costs of $11 million was primarily due to an increase in credit card purchases. The decrease in other non-interest income is a result of the discontinuance of the payment assurance program in the third quarter of 2012.

The following table sets forth the components of Financial Services revenue as a percentage of average total credit card loans, including any accrued interest and fees, for the six months ended:

	June 29, 2013	June 30, 2012

Interest and fee income	9.7%	9.8%
Interest expense	(1.8)	(1.8)
Provision for loan losses	(1.5)	(1.2)
Interchange income	9.7	9.6
Other non-interest income	0.2	0.6
Customer rewards costs	(5.9)	(6.0)
Financial Services revenue	10.4%	11.0%

Key statistics reflecting the performance of Cabela's CLUB are shown in the following chart for the six months ended:

	June 29, 2013	June 30, 2012	Increase (Decrease)	% Change
	(Dollars in Thousands Except Average Balance per Account )

Average balance of credit card loans (1)	$3,367,002	$2,984,384	$382,618	12.8%
Average number of active credit card accounts	1,642,420	1,487,242	155,178	10.4
Average balance per active credit card account (1)	$2,050	$2,007	$43	2.1
Net charge-offs on credit card loans (1)	$31,464	$28,794	$2,670	9.3
Net charge-offs as a percentage of average credit card loans (1)	1.87%	1.93%	(0.06)%
(1) Includes accrued interest and fees

The average balance of credit card loans increased to $3.4 billion, or 12.8%, for the six months ended June 29, 2013, compared to the six months ended June 30, 2012, due to an increase in the number of active accounts and the average balance per account.  The average number of active accounts increased to 1.6 million, or 10.4%, compared to the six months ended June 30, 2012, due to our successful marketing efforts in new account acquisitions. Net charge-offs as a percentage of average credit card loans decreased to 1.87% for the six months ended June 29, 2013, down six basis points compared to the six months ended June 30, 2012, due to improvements in bankruptcies, delinquencies, and delinquency roll-rates, partially offset by a decrease in recoveries. See “Asset Quality of Cabela's CLUB” in this report for additional information on trends in delinquencies and non-accrual loans and analysis of our allowance for loan losses.

Other Revenue

Other revenue was $10 million in both the six months ended June 29, 2013, and the six months ended June 30, 2012.

Merchandise Gross Profit

Comparisons and analysis of our gross profit on merchandising revenue are presented below for the periods presented:

	Six Months Ended
	June 29, 2013	June 30, 2012	Increase (Decrease)	% Change
	(Dollars in Thousands)

Merchandise sales	$1,375,397	$1,077,939	$297,458	27.6%
Merchandise gross profit	503,305	387,437	115,868	29.9
Merchandise gross profit as a percentage of merchandise sales	36.6%	35.9%	0.7%

 Merchandise Gross Profit - Our merchandise gross profit increased $116 million, or 29.9%, to $503 million in the six months ended June 29, 2013, compared to the six months ended June 30, 2012. The increase in our merchandise gross profit was primarily due to firearms and ammunition, as well as continued improvements in vendor collaboration, an ongoing focus on private label products, and further advancements in price optimization.

Our merchandise gross profit as a percentage of merchandise sales increased 70 basis points in the six months ended June 29, 2013, compared to the six months ended June 30, 2012, primarily due to continued improvements in pre-season and in-season inventory management and vendor collaboration. The increase in our merchandise gross profit as a percentage of merchandise sales was partially offset by an adverse product mix shift due to increased sales of firearms and ammunition, which carry a lower margin.

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

	Six Months Ended
	June 29, 2013	June 30, 2012	Increase (Decrease)	% Change
	(Dollars in Thousands)

Selling, distribution, and administrative expenses	$540,155	$455,218	$84,937	18.7%
SD&A expenses as a percentage of total revenue	34.6%	36.4%	(1.8)%
Retail store pre-opening costs	$10,275	$6,189	$4,086	66.0

Selling, distribution, and administrative expenses increased $85 million, or 18.7%, in the six months ended June 29, 2013, compared to the six months ended June 30, 2012. However, expressed as a percentage of total revenue, selling, distribution, and administrative expenses decreased 180 basis points to 34.6% in the six months ended June 29, 2013, compared to the six months ended June 30, 2012. The most significant factors contributing to the changes in selling, distribution, and administrative expenses in these respective periods included:

•
an increase of $54 million in employee compensation, benefits, and contract labor primarily due to the opening of new retail stores and increases in staff for other retail stores, merchandising and distribution centers, credit card growth support, and general corporate overhead support;

•	an increase of $10 million in building expenses and depreciation primarily related to the operations and maintenance of our new and existing retail stores as well as corporate offices;

•	an increase of $7 million in advertising, promotional costs related to new and existing retail stores, and direct marketing costs;

•	an increase of $4 million in professional fees; and,

•	an increase of $3 million in software-related expenses primarily to support operational growth.

Significant changes in our consolidated selling, distribution, and administrative expenses related to specific business segments included the following:

Retail Segment:

•
An increase of $29 million in employee compensation, benefits, and contract labor primarily due to the opening of new retail stores and increases in staff for other retail stores and merchandising teams.

•	An increase of $6 million in building expenses primarily related to the operations and maintenance of our new and existing retail stores.

•	An increase of $3 million in advertising and promotional costs related to new and existing retail stores.

Direct Segment:

•
An increase of $4 million in advertising and direct marketing costs primarily due to increases in our national brand advertising, Internet related expenses due to our expanded use of digital marketing channels, and enhancements to our website.

•	An increase of $2 million in employee compensation, benefits, and contract labor.

•	An increase of $2 million in professional fees.

Financial Services Segment:

•	An increase of $4 million in employee compensation, benefits, and contract labor to support operational growth.

Corporate Overhead, Distribution Centers, and Other:

•	An increase of $19 million in employee compensation, benefits, and contract labor in general corporate and the distribution centers to support operational growth.

•	An increase of $4 million in building expenses primarily related to updates to our corporate offices.

•	An increase of $2 million in professional fees.

•	An increase of $3 million in software-related expenses primarily to support operational growth.

Impairment and Restructuring Charges

We recognized an impairment loss totaling $1 million in the six months ended June 29, 2013, related to the closure of our former Winnipeg retail store and the opening of a new next-generation store in Winnipeg in May 2013. The impairment loss of $1 million included leasehold improvements write-offs as well as lease cancellation and restoration costs. No impairment losses were recognized in the six months ended June 30, 2012.

Operating Income

Comparisons and analysis of operating income are presented below for the periods presented:

	Six Months Ended
	June 29, 2013	June 30, 2012	Increase (Decrease)	% Change
	(Dollars in Thousands)

Total operating income	$146,050	$104,404	$41,646	39.9%
Total operating income as a percentage of total revenue	9.4%	8.3%	1.1%

Operating income by business segment:
Retail	$175,751	$115,451	$60,300	52.2
Direct	75,628	63,339	12,289	19.4
Financial Services	50,016	50,278	(262)	(0.5)

Operating income as a percentage of segment revenue:
Retail	18.1%	15.8%	2.3%
Direct	18.7	18.2	0.5
Financial Services	28.7	30.9	(2.2)

Operating income increased $42 million, or 39.9%, in the six months ended June 29, 2013, compared to the six months ended June 30, 2012, and operating income as a percentage of revenue increased 110 basis points to 9.4% in the six months ended June 29, 2013. The increases in total operating income and total operating income as a percentage of total revenue were primarily due to increases in revenue from all business segments as well as an increase in our merchandise gross profit. These improvements were partially offset by higher consolidated operating expenses. Selling, distribution, and administrative expenses increased primarily due to increases in comparable and new store costs and related support areas.

Under an Intercompany Agreement, the Financial Services segment pays to the Retail and Direct business segments a fixed license fee equal to 70 basis points on all originated charge volume of the Cabela's CLUB Visa credit card portfolio. In addition, among other items, the agreement requires the Financial Services segment to reimburse the Retail and Direct segments for certain operating and promotional costs. Fees paid under the Intercompany Agreement by the Financial Services segment to these two segments increased $11 million in the six months ended June 29, 2013, compared to the six months ended June 30, 2012; a $9 million increase to the Retail segment and a $2 million increase to the Direct segment.

Interest (Expense) Income, Net

Interest expense, net of interest income, was $9 million in the six months ended June 29, 2013, compared to $11 million in the six months ended June 30, 2012. The decrease in interest expense in the six months ended June 29, 2013, is in part due to a higher amount of interest capitalized in 2013 related to increased store expansion activity compared to 2012.

Other Non-Operating Income, Net

Other non-operating income was $3 million in both the six months ended June 29, 2013, and the six months ended June 30, 2012.

Provision for Income Taxes

Our effective tax rate was 32.3% for the six months ended June 29, 2013, compared to 34.9% for the six months ended June 30, 2012.  The decrease in our effective tax rate for the six months ended June 29, 2013, compared to the six months ended June 30, 2012, is primarily due to the settlement of state income taxes during the six months ended June 30, 2012.

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

The quality of our credit card loan portfolio at any time reflects, among other factors: 1) the creditworthiness of cardholders, 2) general economic conditions, 3) the success of our account management and collection activities, and 4) the life-cycle stage of the portfolio.  During periods of economic weakness, delinquencies and net charge-offs are more likely to increase. We have mitigated periods of economic weakness by selecting a customer base that is very creditworthy.  We use the scores of Fair Isaac Corporation ("FICO"), a widely-used tool for assessing an individual's credit rating, as the primary credit quality indicator. The median FICO scores of our credit cardholders were 793 at June 29, 2013 and December 29, 2012, compared to 794 at June 30, 2012.

The following table reports delinquencies, including any delinquent non-accrual and restructured credit card loans, as a percentage of our credit card loans, including any accrued interest and fees, in a manner consistent with our monthly external reporting at the periods ended:

	June 29, 2013	December 29, 2012	June 30, 2012
Number of days delinquent:
Greater than 30 days	0.66%	0.72%	0.73%
Greater than 60 days	0.39	0.46	0.43
Greater than 90 days	0.20	0.24	0.23

Delinquencies declined as a result of improvements in the economic environment and our conservative underwriting criteria and active account management.
The table below shows delinquent, non-accrual, and restructured loans as a percentage of our credit card loans, including any accrued interest and fees, at the periods ended:

	June 29, 2013	December 29, 2012	June 30, 2012
Number of days delinquent and still accruing (1):
Greater than 30 days	0.54%	0.57%	0.57%
Greater than 60 days	0.32	0.36	0.33
Greater than 90 days	0.16	0.19	0.18
(1) Excludes non-accrual and restructured loans which are presented below.

Non-accrual	0.16	0.17	0.20
Restructured	1.19	1.35	1.69

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

The following table shows the activity in our allowance for loan losses and charge off activity for the periods presented:

	Three Months Ended		Six Months Ended
	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012
	(Dollars in Thousands)

Balance, beginning of period	$64,700	$67,050	$65,600	$73,350
Provision for loan losses	11,851	12,198	24,626	18,844

Charge-offs	(18,648)	(16,834)	(36,948)	(34,846)
Recoveries	4,597	4,636	9,222	9,702
Net charge-offs	(14,051)	(12,198)	(27,726)	(25,144)
Balance, end of period	$62,500	$67,050	$62,500	$67,050

Net charge-offs on credit card loans	$(14,051)	$(12,198)	$(27,726)	$(25,144)
Charge-offs of accrued interest and fees (recorded as a reduction in interest and fee income)	(1,828)	(1,749)	(3,738)	(3,650)
Total net charge-offs including accrued interest and fees	$(15,879)	$(13,947)	$(31,464)	$(28,794)

Net charge-offs including accrued interest and fees as a percentage of average credit card loans	1.87%	1.86%	1.87%	1.93%

For the six months ended June 29, 2013, net charge-offs as a percentage of average credit card loans decreased to 1.87%, down 6 basis points compared to 1.93% for the six months ended June 30, 2012. We believe our charge-off levels remain well below industry averages.  Our net charge-off rates and allowance for loan losses have decreased due to improved outlooks in the quality of our credit card portfolio evidenced by lower delinquencies and delinquency roll-rates and favorable charge-off trends.

Liquidity and Capital Resources

Overview

Our Retail and Direct segments and our Financial Services segment have significantly differing liquidity and capital needs. We believe that we will have sufficient capital available from cash on hand, our revolving credit facility, and other borrowing sources to fund our cash requirements and near-term growth plans for at least the next 12 months. We continually evaluate the credit markets for certificates of deposit and securitizations to determine the most cost effective source of funds for the Financial Services segment. At June 29, 2013, December 29, 2012, and June 30, 2012, cash on a consolidated basis totaled $346 million, $289 million, and $347 million, respectively, of which $283 million, $91 million, and $302 million, respectively, was cash at the Financial Services segment which will be utilized to meet this segment's liquidity requirements.
As of June 29, 2013, cash and cash equivalents held by our foreign subsidiaries totaled $48 million.  Our intent is to permanently reinvest a portion of these funds from earnings outside the United States for capital expansion and to repatriate a portion of these funds. Based on our current projected capital needs and the current amount of cash and cash equivalents held by our foreign subsidiaries, we do not anticipate incurring any material tax costs beyond our accrued tax position in connection with any repatriation, but we may be required to accrue for unanticipated additional tax costs in the future if our expectations or the amount of cash held by our foreign subsidiaries change.

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
Our unsecured $415 million revolving credit facility and unsecured senior notes contain certain financial covenants, including the maintenance of minimum debt coverage, a fixed charge coverage ratio, a leverage ratio, and a minimum consolidated net worth standard. In the event that we failed to comply with these covenants, a default would trigger and all principal and outstanding interest would immediately be due and payable. At June 29, 2013, we were in compliance with all financial covenants under our credit agreements and unsecured notes. We anticipate that we will continue to be in compliance with all financial covenants under our credit agreements and unsecured notes through at least the next 12 months.

We announced on February 14, 2013, that we intend to repurchase up to 750,000 shares of our outstanding common stock in open market transactions through February 2014 pursuant to our share repurchase program. The share repurchase program does not obligate us to repurchase any outstanding shares of our common stock, and the program may be limited or terminated at any time. During the six months ended June 29, 2013, we repurchased 163,740 shares of our common stock at a cost of $9 million. During the six months ended June 29, 2013, we issued 642,417 shares of our treasury common stock related to the exercise of stock options and the vesting of stock awards.

Financial Services Segment – The primary cash requirements of the Financial Services segment relate to the financing of credit card loans.  These cash requirements will increase if our credit card originations increase or if our cardholders' balances or spending increase. The Financial Services segment sources operating funds in the ordinary course of business through various financing activities, which include funding obtained from securitization transactions, obtaining brokered and non-brokered certificates of deposit, borrowing under its federal funds purchase agreements, and generating cash from operations. During the six months ended June 29, 2013, the Financial Services segment issued $377 million in certificates of deposit, early renewed its $300 million variable funding facility, extending the commitment for an additional two years, and completed a $385 million term securitization that will mature in February 2023. For the remaining six months of 2013, the Financial Services segment intends to complete a term securitization and issue additional certificates of deposit. We believe that these liquidity sources are sufficient to fund the Financial Services segment's foreseeable cash requirements and near-term growth plans.

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

On July 9, 2013, the Federal Deposit Insurance Corporation ("FDIC") adopted an interim final rule which revises its risk-based and leverage capital requirements for FDIC-supervised institutions. This interim final rule is substantially identical to a joint final rule issued by the Office of the Comptroller of the Currency and the Board of Governors of the Federal Reserve System on July 2, 2013. The interim final rules and the joint final rules implement the regulatory capital reforms recommended by the Basel Committee on Banking Supervision in December 2010, commonly referred to as “Basel III,” and capital reforms required by the Reform Act. Among other things, the interim final rules and the joint final rules revise the agencies' prompt corrective action framework by introducing a common equity tier 1 capital requirement and a higher minimum tier 1 capital requirement. In addition, the interim final rules and the joint final rules include a supplementary leverage ratio for depository institutions subject to the advanced approaches capital rules. The phase-in period for the interim final rule will begin for WFB in January 2015. WFB is continuing to assess how the interim final rules and the joint final rules will impact WFB and its ability to comply with the new common equity tier 1 capital requirement and higher minimum tier 1 capital requirement.

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

The JOBS Act was signed into law on April 5, 2012, and will implement extensive changes to the laws regulating private offerings of securities, including Rule 144A private offerings such as the private offerings of asset-backed securities of the Trust that WFB sponsors. On July 10, 2013, the SEC adopted final amendments to Rule 144A which provide that securities may be offered pursuant to Rule 144A by means of general solicitation or general advertising, including to persons other than qualified institutional buyers, so long as the issuer reasonably believes that each ultimate purchaser is a qualified institutional buyer. In the adopting release, the SEC also stated that, consistent with the historical treatment of concurrent Regulation S and Rule 144A offerings, concurrent offerings under Regulation S would not be integrated with domestic offerings conducted under Rule 144A by means of general solicitation or advertising. The impact that the JOBS Act and the recent amendments to Rule 144A will have on the securitization market and the Financial Services segment is unclear at this time.

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

Operating, Investing, and Financing Activities

The following table presents changes in our cash and cash equivalents for the periods presented:

	Six Months Ended
	June 29, 2013	June 30, 2012
	(In Thousands)

Net cash provided by operating activities	$182,712	$69,906
Net cash used in investing activities	(309,420)	(62,741)
Net cash provided by financing activities	183,462	35,545

2013 versus 2012

Operating Activities - Cash from operating activities increased $113 million in the six months ended June 29, 2013, compared to the six months ended June 30, 2012. Comparing the respective periods, we had net increases of $48 million in accounts payable and accrued expenses, $40 million in income taxes receivable/payable and deferred income taxes, and $34 million in prepaid expenses and other current assets, as well as $32 million in cash generated from operations. Partially offsetting these increases in cash from operations was a decrease relating to inventories of $62 million. Inventories increased $144 million at June 29, 2013, to $696 million, compared to December 29, 2012, while inventories increased $82 million at June 30, 2012, compared to fiscal year end 2011. The increase in inventories in 2013 is primarily due to the addition of new retail stores.

Investing Activities - Cash used in investing activities increased $247 million in the six months ended June 29, 2013, compared to the six months ended June 30, 2012. Cash paid for property and equipment additions totaled $135 million in the six months ended June 29, 2013, compared to $86 million in the six months ended June 30, 2012. At June 29, 2013, we estimated total capital expenditures for the development, construction, and completion of retail stores to approximate $237 million through the next 12 months. We expect to fund these estimated capital expenditures with funds from operations. In addition, net cash flows from credit card loans originated externally decreased $53 million compared to the respective period a year ago. The Financial Services segment also purchased $135 million of U.S. government agency held-to-maturity securities during the six months ended June 29, 2013.

Financing Activities - Cash provided by financing activities increased $148 million in the six months ended June 29, 2013, compared to the six months ended June 30, 2012.  Comparing the respective periods, this net change was primarily due to increases in time deposits of $141 million in the six months ended June 29, 2013, compared to increases in time deposits of $76 million in the six months ended June 30, 2012, a net change of $65 million. Additionally, we had increases of $52 million in net borrowings on revolving credit facilities and inventory financing and $37 million in net repayments on secured obligations of the Trust of the Financial Services segment. Partially offsetting these increases was a decrease in unrepresented checks of $9 million when comparing the respective periods.

The following table presents the borrowing activities of our merchandising business and the Financial Services segment for the periods presented:

	Six Months Ended
	June 29, 2013	June 30, 2012
	(In Thousands)

Borrowings on revolving credit facilities and inventory financing, net	$55,013	$3,207
Secured borrowings (repayments) of the Trust, net	2,250	(35,000)
Repayments of long-term debt	(8,270)	(8,262)
Total	$48,993	$(40,055)

The following table summarizes our availability under the Company's debt and credit facilities, excluding the facilities of the Financial Services segment, at the periods ended:

	June 29, 2013	June 30, 2012
	(In Thousands)

Amounts available for borrowing under credit facilities (1)	$415,000	$430,000
Principal amounts outstanding	(55,000)	(3,461)
Outstanding letters of credit and standby letters of credit	(35,950)	(22,311)
Remaining borrowing capacity, excluding the Financial Services segment facilities	$324,050	$404,228

(1)	Consists of our revolving credit facility of $415 million for both periods and, for June 30, 2012, the $15 million CAD credit facility for our operations in Canada.

The Financial Services segment also has total borrowing availability of $85 million under its agreements to borrow federal funds.  At June 29, 2013, the entire $85 million of borrowing capacity was available.

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

In addition, our unsecured senior notes contain various covenants and restrictions that are usual and customary for transactions of this type. Also, the debt agreements contain cross default provisions to other outstanding credit facilities. In the event that we failed to comply with these covenants, a default would trigger and all principal and outstanding interest would immediately be due and payable. At June 29, 2013, we were in compliance with all financial covenants under our credit agreements and unsecured notes. We anticipate that we will continue to be in compliance with all financial covenants under our credit agreements and unsecured notes through the next 12 months.

Our $15 million CAD unsecured revolving credit facility, set to expire June 30, 2013, was terminated January 31, 2013.

Economic Development Bonds and Grants

Economic Development Bonds - Economic development bonds are related to the Company's government economic assistance arrangements relating to the construction of new retail stores or retail development. State or local governments may sell economic development bonds primarily to provide funding for the construction and equipping of our retail stores. In the past, we have primarily been the sole purchaser of these bonds. While purchasing these bonds involves an initial cash outlay by us in connection with a new store or property, some or all of these costs can be recaptured through the repayments of the bonds. The payments of principal and interest on the bonds are typically tied to sales, property, or lodging taxes generated from the store and, in some cases, from businesses in the surrounding area, over periods which range between 15 and 30 years. Some of our bonds may be repurchased for par value by the governmental entity prior to the maturity date of the bonds. The governmental entity from which we purchase the bonds is not otherwise liable for repayment of principal and interest on the bonds to the extent that the associated taxes are insufficient to pay the bonds. If sufficient tax revenue is not generated by the subject properties, we will not receive scheduled payments and will be unable to realize the full value of the bonds carried on our condensed consolidated balance sheet. At June 29, 2013, December 29, 2012, and June 30, 2012, economic development bonds totaled $79 million, $85 million, and $88 million, respectively.

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

Grants - We generally have received grant funding in exchange for commitments made by us to the state or local government providing the funding. The commitments, such as assurance of agreed employment and wage levels at our retail stores or that the retail store will remain open, typically phase out over approximately five to ten years. If we fail to maintain the commitments during the applicable period, the funds we received may have to be repaid or other adverse consequences may arise, which could affect our cash flows and profitability.  At each period ended June 29, 2013, December 29, 2012, and June 30, 2012, the total amount of grant funding subject to specific contractual remedies was $7 million.

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

The total amounts and maturities for our credit card securitizations as of June 29, 2013, were as follows:

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

We have been, and will continue to be, particularly reliant on funding from securitization transactions for the Financial Services segment. A failure to renew existing facilities or to add additional capacity on favorable terms as it becomes necessary could increase our financing costs and potentially limit our ability to grow the business of the Financial Services segment. Unfavorable conditions in the asset-backed securities markets generally, including the unavailability of commercial bank liquidity support or credit enhancements, could have a similar effect. During the six months ended June 29, 2013, the Financial Services segment issued $377 million in certificates of deposit, early renewed its $300 million variable funding facility, extending the commitment for an additional two years, and completed a $385 million term securitization that will mature in February 2023. We believe that these liquidity sources are sufficient to fund the Financial Services segment's foreseeable cash requirements, including certificate of deposit maturities, and near-term growth plans.

Furthermore, the securitized credit card loans of the Financial Services segment could experience poor performance, including increased delinquencies and credit losses, lower payment rates, or a decrease in excess spreads below certain thresholds. This could result in a downgrade or withdrawal of the ratings on the outstanding securities issued in the Financial Services segment's securitization transactions, cause early amortization of these securities, or result in higher required credit enhancement levels.  Credit card loans performed within established guidelines and no events which could trigger an early amortization occurred during the six months ended June 29, 2013, the year ended December 29, 2012, and the six months ended June 30, 2012.

Certificates of Deposit

The Financial Services segment utilizes brokered and non-brokered certificates of deposit to partially finance its operating activities that are issued in minimum amounts of one hundred thousand dollars in various maturities.  At June 29, 2013, the Financial Services segment had $1.2 billion of certificates of deposit outstanding with maturities ranging from July 2013 to June 2023 and with a weighted average effective annual fixed rate of 2.30%. This outstanding balance compares to $1.0 billion at December 29, 2012 and $1.1 billion at June 30, 2012, with weighted average effective annual fixed rates of 2.22% and 2.32%, respectively.

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

Credit Card Limits - The Financial Services segment bears off-balance sheet risk in the normal course of its business. One form of this risk is through the Financial Services segment's commitment to extend credit to cardholders up to the maximum amount of their credit limits. The aggregate of such potential funding requirements totaled $25 billion above existing balances at the end of June 29, 2013. These funding obligations are not included on our condensed consolidated balance sheet.  While the Financial Services segment has not experienced, and does not anticipate that it will experience, a significant draw down of unfunded credit lines by its cardholders, such an event would create a cash need at the Financial Services segment which likely could not be met by our available cash and funding sources. The Financial Services segment has the right to reduce or cancel these available lines of credit at any time.

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

The table below shows the mix of our credit card account balances as a percentage of total balances outstanding at the periods ended:

	June 29, 2013	December 29, 2012	June 30, 2012

Balances carrying an interest rate based upon various interest rate indices	64.5%	62.3%	64.5%
Balances carrying an interest rate of 7.99% or 9.99%	4.2	4.2	3.7
Balances carrying a promotional interest rate of 0.00%	0.1	0.2	0.2
Balances not carrying interest because the previous month balance was paid in full	31.2	33.3	31.6
Total	100.0%	100.0%	100.0%

Charges on the credit cards issued by the Financial Services segment were priced at a margin over various defined lending rates.  No interest is charged if the account is paid in full within 25 days of the billing cycle, which represented 31.2% of total balances outstanding at June 29, 2013.  Some of the zero percentage promotion expenses are passed through to the merchandise vendors for each specific promotion offered.

Management has performed several interest rate risk analyses to measure the effects of the timing of the repricing of our interest sensitive assets and liabilities. Based on these analyses, at June 29, 2013, we believe that an increase in LIBOR is more likely; therefore, we believe that an immediate increase in interest rates of 50 basis points would result in a pre-tax increase to projected earnings of approximately $8 million for the Financial Services segment over the next 12 months.

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

In connection with this quarterly report on Form 10-Q, our Chief Executive Officer and Chief Financial Officer evaluated, with the participation of our management, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on management's evaluation, our Chief Executive Officer and Chief Financial Officer each concluded that our disclosure controls and procedures were effective as of June 29, 2013.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended June 29, 2013, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The following table shows the stock repurchase activity of the Company for each of the three fiscal months in the second fiscal quarter ended June 29, 2013:

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet be Purchased Under Publicly Announced Plans or Programs

March 31 through April 27, 2013	—	—	—	677,800
April 28 through June 1, 2013	91,540	$54.47	91,540	586,260
June 2 through June 29, 2013	—	—	—	586,260
Total	91,540	$54.47	91,540

Item 3.	Defaults Upon Senior Securities.
Not applicable.

Item 4.	Mine Safety Disclosures.
Not applicable.

Item 5.	Other Information.
Not applicable.

Item 6.	Exhibits.

(a)           Exhibits.

Exhibit Number	Description

10.1
Cabela's Incorporated 2013 Stock Plan (incorporated by reference to Appendix C to the Company's Proxy Statement dated April 23, 2013, and filed with the Securities and Exchange Commission on April 23, 2013)

10.2
Cabela's Incorporated 2013 Performance Bonus Plan (incorporated by reference to Appendix E to the Company's Proxy Statement dated April 23, 2013, and filed with the Securities and Exchange Commission on April 23, 2013)

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

CABELA'S INCORPORATED

Dated:	July 26, 2013	By:	/s/ Thomas L. Millner
Thomas L. Millner
President and Chief Executive Officer

Dated:	July 26, 2013	By:	/s/ Ralph W. Castner
Ralph W. Castner
Executive Vice President and Chief Financial Officer

Exhibit Index

Exhibit Number	Description

10.1
Cabela's Incorporated 2013 Stock Plan (incorporated by reference to Appendix C to the Company's Proxy Statement dated April 23, 2013, and filed with the Securities and Exchange Commission on April 23, 2013)

10.2
Cabela's Incorporated 2013 Performance Bonus Plan (incorporated by reference to Appendix E to the Company's Proxy Statement dated April 23, 2013, and filed with the Securities and Exchange Commission on April 23, 2013)

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