Form 10-Q
period 2013-09-28
CABELAS INC
filed 2013-10-25
CIK 1267130

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 28, 2013
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
Common stock, $0.01 par value: 70,597,670 shares as of October 21, 2013

CABELA'S INCORPORATED

FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 28, 2013

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

CABELA'S INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Dollars in Thousands Except Earnings Per Share)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 28, 2013	September 29, 2012	September 28, 2013	September 29, 2012
Revenue:
Merchandise sales	$749,141	$652,313	$2,124,538	$1,730,252
Financial Services revenue	98,403	85,932	272,753	248,654
Other revenue	3,284	2,933	12,839	13,030
Total revenue	850,828	741,178	2,410,130	1,991,936
Cost of revenue:
Merchandise costs (exclusive of depreciation and amortization)	469,614	409,929	1,341,706	1,100,431
Cost of other revenue	318	—	386	634
Total cost of revenue (exclusive of depreciation and amortization)	469,932	409,929	1,342,092	1,101,065
Selling, distribution, and administrative expenses	304,293	264,136	844,448	719,354
Impairment and restructuring charges	—	—	937	—

Operating income	76,603	67,113	222,653	171,517

Interest expense, net	(4,979)	(5,227)	(14,249)	(16,175)
Other non-operating income, net	1,028	1,288	3,675	4,139

Income before provision for income taxes	72,652	63,174	212,079	159,481
Provision for income taxes	22,766	20,389	67,801	54,000
Net income	$49,886	$42,785	$144,278	$105,481

Earnings per basic share	$0.71	$0.61	$2.05	$1.51
Earnings per diluted share	$0.70	$0.60	$2.01	$1.47

Basic weighted average shares outstanding	70,575,804	69,894,538	70,412,479	69,794,416
Diluted weighted average shares outstanding	71,757,901	71,555,862	71,717,894	71,624,451

Refer to notes to unaudited condensed consolidated financial statements.

CABELA'S INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In Thousands)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 28, 2013	September 29, 2012	September 28, 2013	September 29, 2012

Net income	$49,886	$42,785	$144,278	$105,481
Other comprehensive income (loss):
Unrealized gain (loss) on economic development bonds, net of taxes of $365, $1,611, $(653), and $2,966	678	2,994	(1,681)	5,509
Cash flow hedges, net of taxes of $0, $8, $0 and $58	—	15	1	114
Foreign currency translation adjustments	2,450	1,586	940	563
Total other comprehensive income (loss)	3,128	4,595	(740)	6,186
Comprehensive income	$53,014	$47,380	$143,538	$111,667

Refer to notes to unaudited condensed consolidated financial statements.

CABELA'S INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands Except Par Values)
(Unaudited)

	September 28, 2013	December 29, 2012	September 29, 2012
ASSETS
CURRENT
Cash and cash equivalents	$409,733	$288,750	$265,675
Restricted cash of the Trust	26,009	17,292	16,709
Held-to-maturity investment securities	135,000	—	—
Accounts receivable, net	29,367	46,081	20,773
Credit card loans (includes restricted credit card loans of the Trust of $3,591,844, $3,523,133, and $3,193,162), net of allowance for loan losses of $57,370, $65,600, and $65,750	3,567,423	3,497,472	3,151,647
Inventories	815,594	552,575	721,701
Prepaid expenses and other current assets	95,382	132,694	143,930
Income taxes receivable and deferred income taxes	53,693	54,164	52,261
Total current assets	5,132,201	4,589,028	4,372,696
Property and equipment, net	1,201,662	1,021,656	971,401
Land held for sale	18,271	23,448	39,437
Economic development bonds	79,260	85,041	92,744
Other assets	30,671	28,990	29,091
Total assets	$6,462,065	$5,748,163	$5,505,369

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT
Accounts payable, including unpresented checks of $23,745, $28,928, and $18,819	$284,934	$285,039	$366,992
Gift instrument, credit card rewards, and loyalty rewards programs	248,711	262,653	218,068
Accrued expenses	153,287	180,906	129,869
Time deposits	357,314	367,350	310,617
Current maturities of secured variable funding obligations of the Trust	—	325,000	—
Current maturities of long-term debt	8,414	8,402	8,398
Total current liabilities	1,052,660	1,429,350	1,033,944
Long-term time deposits	790,664	680,668	763,938
Secured long-term obligations of the Trust	2,452,250	1,827,500	1,827,500
Long-term debt, less current maturities	524,149	328,133	443,199
Deferred income taxes	14,329	10,571	33,712
Other long-term liabilities	102,063	95,962	99,593

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Preferred stock, $0.01 par value; Authorized – 10,000,000 shares; Issued – none	—	—	—
Common stock, $0.01 par value:
Class A Voting, Authorized – 245,000,000 shares
Issued – 70,604,935, 70,545,558, and 70,545,524 shares
Outstanding – 70,604,705, 70,053,144, and 70,019,501 shares	706	705	705
Additional paid-in capital	339,752	351,161	344,541
Retained earnings	1,180,705	1,036,427	968,395
Accumulated other comprehensive income	4,802	5,542	8,917
Treasury stock, at cost – 230, 492,414, and 526,023 shares	(15)	(17,856)	(19,075)
Total stockholders’ equity	1,525,950	1,375,979	1,303,483
Total liabilities and stockholders’ equity	$6,462,065	$5,748,163	$5,505,369
Refer to notes to unaudited condensed consolidated financial statements.

CABELA'S INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(Unaudited)
	Nine Months Ended
	September 28, 2013	September 29, 2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$144,278	$105,481
Adjustments to reconcile net income to net cash flows by operating activities:
Depreciation and amortization	68,067	58,113
Impairment and restructuring charges	937	—
Stock-based compensation	11,150	10,286
Deferred income taxes	5,058	3,790
Provision for loan losses	33,030	29,231
Other, net	(1,423)	(1,660)
Change in operating assets and liabilities, net:
Accounts receivable	16,899	29,912
Credit card loans originated from internal operations, net	38,713	38,841
Inventories	(263,019)	(226,873)
Prepaid expenses and other current assets	36,243	(3,335)
Land held for sale	1,968	(2,191)
Accounts payable and accrued expenses	9,992	69,475
Gift instrument, credit card rewards, and loyalty rewards programs	(13,942)	(9,346)
Other long-term liabilities	6,417	1,879
Income taxes receivable	(175)	(46,025)
Net cash provided by operating activities	94,193	57,578

CASH FLOWS FROM INVESTING ACTIVITIES:
Property and equipment additions	(277,524)	(144,248)
Proceeds from dispositions of property and equipment	16	1,089
Purchases of held-to-maturity investment securities	(135,000)	—
Proceeds from repayments of economic development bonds	3,447	2,400
Change in restricted cash of the Trust, net	(8,717)	1,587
Change in credit card loans originated externally, net	(141,694)	(125,555)
Other investing changes, net	(186)	4,240
Net cash used in investing activities	(559,658)	(260,487)

CASH FLOWS FROM FINANCING ACTIVITIES:
Change in unpresented checks net of bank balances	(5,183)	(305)
Change in time deposits, net	99,960	92,242
Borrowings on secured obligations of the Trust	1,234,750	2,220,000
Repayments on secured obligations of the Trust	(935,000)	(2,255,000)
Borrowings on revolving credit facilities and inventory financing	602,876	351,955
Repayments on revolving credit facilities and inventory financing	(398,343)	(237,232)
Payments on long-term debt	(8,336)	(8,325)
Exercise of employee stock options and employee stock purchase plan issuances, net	(100)	28,667
Excess tax benefits from exercise of employee stock options	5,878	880
Purchase of treasury stock	(10,053)	(28,977)
Other financing changes, net	(1)	—
Net cash provided by financing activities	586,448	163,905
Net change in cash and cash equivalents	120,983	(39,004)
Cash and cash equivalents, at beginning of period	288,750	304,679
Cash and cash equivalents, at end of period	$409,733	$265,675
Refer to notes to unaudited condensed consolidated financial statements.

CABELA'S INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Dollars in Thousands)
(Unaudited)
	Common Stock Shares	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Total

Balance, beginning of 2012	69,641,818	$696	$334,925	$862,914	$2,731	$(19,950)	$1,181,316
Net income	—	—	—	105,481	—	—	105,481
Other comprehensive income	—	—	—	—	6,186	—	6,186
Common stock repurchased	—	—	—	—	—	(28,977)	(28,977)
Stock-based compensation	—	—	9,930	—	—	—	9,930
Exercise of employee stock options and tax withholdings on share-based payment awards	903,706	9	(1,194)	—	—	29,852	28,667
Excess tax benefit on employee stock option exercises	—	—	880	—	—	—	880
Balance at September 29, 2012	70,545,524	$705	$344,541	$968,395	$8,917	$(19,075)	$1,303,483

Balance, beginning of 2013	70,545,558	$705	$351,161	$1,036,427	$5,542	$(17,856)	$1,375,979
Net income	—	—	—	144,278	—	—	144,278
Other comprehensive loss	—	—	—	—	(740)	—	(740)
Common stock repurchased	—	—	—	—	—	(10,053)	(10,053)
Stock-based compensation	—	—	10,708	—	—	—	10,708
Exercise of employee stock options and tax withholdings on share-based payment awards	59,377	1	(27,995)	—	—	27,894	(100)
Excess tax benefit on employee stock option exercises	—	—	5,878	—	—	—	5,878
Balance at September 28, 2013	70,604,935	$706	$339,752	$1,180,705	$4,802	$(15)	$1,525,950
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

Cash and Cash Equivalents – Cash and cash equivalents of the Financial Services segment were $334,832, $91,365, and $205,448, at September 28, 2013, December 29, 2012, and September 29, 2012, respectively. Due to regulatory restrictions on WFB, the Company cannot use WFB's cash for non-banking operations.

Reporting Periods – Unless otherwise stated, the fiscal periods referred to in the notes to these condensed consolidated financial statements are the 13 weeks ended September 28, 2013 (“three months ended September 28, 2013”), the 13 weeks ended September 29, 2012 (“three months ended September 29, 2012”), the 39 weeks ended September 28, 2013 (“nine months ended September 28, 2013”), the 39 weeks ended September 29, 2012 (“nine months ended September 29, 2012”), and the 52 weeks ended December 29, 2012 ("year ended 2012"). WFB follows a calendar fiscal period and, accordingly, the respective three month periods ended on September 30, 2013 and 2012, and the fiscal year ended on December 31, 2012.
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

Another feature, which is applicable to the notes issued from the Trust, is one in which excess cash flows generated by the transferred loans are held at the Trust for the benefit of the investors. This cash reserve account funding is triggered when the three-month average excess spread rate of the Trust decreases to below 4.50% with increasing funding requirements as excess spread levels decline below preset levels or as contractually required by the governing documents. Similar to early amortization, this feature also is designed to protect the investors' interests from loss thus making the cash restricted.  Upon scheduled maturity or early amortization of a securitization, the Financial Services segment is required to remit principal payments received on the securitized pool of loans to the Trust which are restricted for the repayment of the investors' principal note. Credit card loans performed within established guidelines and no events which could trigger an early amortization occurred during the nine months ended September 28, 2013, the year ended December 29, 2012, and the nine months ended September 29, 2012.

The following table presents the components of the consolidated assets and liabilities of the Trust at the periods ended:

	September 28, 2013	December 29, 2012	September 29, 2012
Consolidated assets:
Restricted credit card loans, net of allowance of $57,030, $65,090, and $65,440	$3,534,814	$3,458,043	$3,127,722
Restricted cash	26,009	17,292	16,709
Total	$3,560,823	$3,475,335	$3,144,431

Consolidated liabilities:
Secured variable funding obligations	$—	$325,000	$—
Secured long-term obligations	2,452,250	1,827,500	1,827,500
Interest due to third party investors	2,214	1,424	1,330
Total	$2,454,464	$2,153,924	$1,828,830

CABELA'S INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands Except Share and Per Share Amounts)
(Unaudited)

3.    CREDIT CARD LOANS AND ALLOWANCE FOR LOAN LOSSES

The Financial Services segment grants individual credit card loans to its customers and is diversified in its lending with borrowers throughout the United States. Credit card loans are reported at their principal amounts outstanding less the allowance for loan losses and deferred credit card origination costs. As part of collection efforts, a credit card loan may be closed and placed on non-accrual or restructured in a fixed payment plan prior to charge-off. The fixed payment plans require payment of the loan within 60 months and consist of a lower interest rate, reduced minimum payment, and elimination of fees. Loans on fixed payment plans include loans in which the customer has engaged a consumer credit counseling agency to assist them in managing their debt. Customers who miss two consecutive payments once placed on a payment plan or non-accrual will resume accruing interest at the rate they had accrued at before they were placed on a plan. Interest and fees are accrued in accordance with the terms of the applicable cardholder agreements or payment plan on credit card loans until the date of charge-off unless placed on non-accrual. Payments received on non-accrual loans are applied to principal. The Financial Services segment does not record any liabilities for off-balance sheet risk of unfunded commitments through the origination of unsecured credit card loans.

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

The following table reflects the composition of the credit card loans at the periods ended:

	September 28, 2013	December 29, 2012	September 29, 2012

Restricted credit card loans of the Trust (restricted for repayment of secured borrowings of the Trust)	$3,591,844	$3,523,133	$3,193,162
Unrestricted credit card loans	27,999	34,356	20,021
Total credit card loans	3,619,843	3,557,489	3,213,183
Allowance for loan losses	(57,370)	(65,600)	(65,750)
Deferred credit card origination costs	4,950	5,583	4,214
Credit card loans, net	$3,567,423	$3,497,472	$3,151,647
Allowance for Loan Losses:
The allowance for loan losses represents management's estimate of probable losses inherent in the credit card loan portfolio. The allowance for loan losses is established through a charge to the provision for loan losses and is evaluated by management for adequacy. Loans on a payment plan or non-accrual are segmented from the rest of the credit card loan portfolio into a restructured credit card loan segment before establishing an allowance for loan losses as these loans have a higher probability of loss. Management estimates losses inherent in the credit card loans segment and restructured credit card loans segment based on a model which tracks historical loss experience on delinquent accounts, bankruptcies, death, and charge-offs, net of estimated recoveries. The Financial Services segment uses a migration analysis and historical bankruptcy and death rates to estimate the likelihood that a credit card loan in the credit card loan segment will progress through the various stages of delinquency and to charge-off. This analysis estimates the gross amount of principal that will be charged off over the next 12 months, net of recoveries. The Financial Services segment uses historical charge-off rates to estimate the charge-offs over the life of the restructured credit card loan, net of recoveries. This estimate is used to derive an estimated allowance for loan losses. In addition to these methods of measurement, management also considers other factors such as general economic and business conditions affecting key lending areas, credit concentration, changes in origination and portfolio management, and credit quality trends. Since the evaluation of the inherent loss with respect to these factors is subject to a high degree of uncertainty, the measurement of the overall allowance is subject to estimation risk, and the amount of actual losses can vary significantly from the estimated amounts.

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

The restructured credit card loans decreased to $44,939 at September 28, 2013, compared to $47,227 at June 29, 2013, and $53,700 at December 29, 2012.  As a result of these declining loan balances, the allowance for loan losses on the restructured credit card loans segment was decreased by $1,000 and $5,000 in the three and nine months ended September 28, 2013. The remaining decrease of $6,500 in the allowance for loan losses on the restructured credit card loans segment was based on analysis relating to historical trends in actual charge-offs, and in conjunction with the 2008 restructured credit card loans approaching their five-year statutory maturity, resulting in an allowance of $11,500 at September 28, 2013, compared to $19,000 at June 29, 2013, and $23,000 at December 29, 2012.
The following table reflects the activity in the allowance for loan losses by credit card segment for the periods presented:

	Three Months Ended
	September 28, 2013			September 29, 2012
	Credit Card Loans	Restructured Credit Card Loans	Total Credit Card Loans	Credit Card Loans	Restructured Credit Card Loans	Total Credit Card Loans

Balance, beginning of period	$43,500	$19,000	$62,500	$42,050	$25,000	$67,050
Provision for loan losses	13,280	(4,876)	8,404	10,976	(589)	10,387

Charge-offs	(13,841)	(3,636)	(17,477)	(13,171)	(2,565)	(15,736)
Recoveries	2,931	1,012	3,943	2,895	1,154	4,049
Net charge-offs	(10,910)	(2,624)	(13,534)	(10,276)	(1,411)	(11,687)
Balance, end of period	$45,870	$11,500	$57,370	$42,750	$23,000	$65,750

	Nine Months Ended
	September 28, 2013			September 29, 2012
	Credit Card Loans	Restructured Credit Card Loans	Total Credit Card Loans	Credit Card Loans	Restructured Credit Card Loans	Total Credit Card Loans

Balance, beginning of period	$42,600	$23,000	$65,600	$44,350	$29,000	$73,350
Provision for loan losses	37,227	(4,197)	33,030	28,459	772	29,231

Charge-offs	(43,894)	(10,532)	(54,426)	(40,008)	(10,574)	(50,582)
Recoveries	9,937	3,229	13,166	9,949	3,802	13,751
Net charge-offs	(33,957)	(7,303)	(41,260)	(30,059)	(6,772)	(36,831)
Balance, end of period	$45,870	$11,500	$57,370	$42,750	$23,000	$65,750

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
The table below provides information on non-accrual, past due, and restructured credit card loans by class using the respective quarter FICO score at the periods ended:

September 28, 2013:	FICO Score of Credit Card Loans Segment			Restructured Credit Card Loans Segment (1)
	691 and Below	692 - 758	759 and Above		Total
Credit card loan status:
Current	$498,540	$1,208,374	$1,803,735	$36,380	$3,547,029
1 to 29 days past due	19,899	13,468	11,487	3,996	48,850
30 to 59 days past due	6,807	1,117	290	1,876	10,090
60 or more days past due	10,965	203	19	2,687	13,874
Total past due	37,671	14,788	11,796	8,559	72,814
Total credit card loans	$536,211	$1,223,162	$1,815,531	$44,939	$3,619,843

90 days or more past due and still accruing	$5,624	$18	$1	$1,222	$6,865
Non-accrual	—	—	—	5,672	5,672

CABELA'S INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands Except Share and Per Share Amounts)
(Unaudited)

December 29, 2012:	FICO Score of Credit Card Loans Segment			Restructured Credit Card Loans Segment (1)
	691 and Below	692 - 758	759 and Above		Total
Credit card loan status:
Current	$453,894	$1,134,840	$1,856,587	$44,193	$3,489,514
1 to 29 days past due	17,901	11,558	10,094	4,304	43,857
30 to 59 days past due	6,060	1,004	203	1,811	9,078
60 or more days past due	11,416	189	43	3,392	15,040
Total past due	35,377	12,751	10,340	9,507	67,975
Total credit card loans	$489,271	$1,147,591	$1,866,927	$53,700	$3,557,489

90 days or more past due and still accruing	$6,118	$38	$4	$1,481	$7,641
Non-accrual	—	—	—	5,985	5,985

September 29, 2012:	FICO Score of Credit Card Loans Segment			Restructured Credit Card Loans Segment (1)
	691 and Below	692 - 758	759 and Above		Total
Credit card loan status:
Current	$424,376	$1,046,579	$1,623,557	$43,931	$3,138,443
1 to 29 days past due	20,190	13,919	11,542	4,688	50,339
30 to 59 days past due	6,597	977	226	2,032	9,832
60 or more days past due	11,033	70	37	3,429	14,569
Total past due	37,820	14,966	11,805	10,149	74,740
Total credit card loans	$462,196	$1,061,545	$1,635,362	$54,080	$3,213,183

90 days or more past due and still accruing	$5,753	$13	$20	$1,509	$7,295
Non-accrual	—	—	—	6,054	6,054

(1)	Specific allowance for loan losses of $11,500 at September 28, 2013, and 23,000 at both December 29, 2012, and September 29, 2012, are included in allowance for loan losses.

CABELA'S INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands Except Share and Per Share Amounts)
(Unaudited)

4.     SECURITIES

Securities consisted of the following for the periods ended:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
September 28, 2013:
Available-for-sale securities:
Economic development bonds	$71,098	$8,199	$(37)	$79,260

Held-to-maturity securities:
U.S. government agency (1)	$135,000	$3	$—	$135,003

December 29, 2012:
Available-for-sale securities:
Economic development bonds	$74,545	$10,496	$—	$85,041

September 29, 2012:
Available-for-sale securities:
Economic development bonds	$79,587	$13,157	$—	$92,744

(1)
Represents U.S. government agency held-to-maturity securities held by the Financial Services segment and available for utilization only by the Financial Services Segment pursuant to regulatory restrictions.

The carrying value and fair value of these securities classified by estimated maturity based on expected future cash flows at September 28, 2013, were as follows:

	Available-for-Sale		Held-to-Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value

For the three months ending December 28, 2013	$2,706	$3,106	$135,000	$135,003
For the fiscal years ending:
2014	1,861	2,315	—	—
2015	1,783	2,266	—	—
2016	2,209	2,718	—	—
2017	2,579	2,984	—	—
2018 - 2022	19,434	22,114	—	—
2023 and thereafter	40,526	43,757	—	—
Totals	$71,098	$79,260	$135,000	$135,003
Interest earned on the securities totaled $3,089 and $3,488 in the nine months ended September 28, 2013, and September 29, 2012, respectively. There were no realized gains or losses on these securities in the nine months ended September 28, 2013, or September 29, 2012.

CABELA'S INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands Except Share and Per Share Amounts)
(Unaudited)

5.    BORROWINGS OF FINANCIAL SERVICES SEGMENT

The obligations of the Trust are secured borrowings backed by restricted credit card loans. A summary of the secured fixed and variable rate long-term obligations of the Trust by series, the expected maturity dates, and the respective weighted average interest rates are presented in the following tables at the periods ended:

September 28, 2013:
Series	Expected Maturity Date	Fixed Rate Obligations	Interest Rate	Variable Rate Obligations	Interest Rate	Total Obligations	Interest Rate

Series 2010-I	January 2015	$—	—%	$255,000	1.63%	$255,000	1.63%
Series 2010-II	September 2015	127,500	2.29	85,000	0.88	212,500	1.73
Series 2011-II	June 2016	155,000	2.39	100,000	0.78	255,000	1.76
Series 2011-IV	October 2016	165,000	1.90	90,000	0.73	255,000	1.49
Series 2012-I	February 2017	275,000	1.63	150,000	0.71	425,000	1.31
Series 2012-II	June 2017	300,000	1.45	125,000	0.66	425,000	1.22
Series 2013-I	February 2023	327,250	2.71	—	—	327,250	2.71
Series 2013-II	August 2018	100,000	2.17	197,500	0.88	297,500	1.31

Secured long-term obligations of the Trust		$1,449,750		$1,002,500		$2,452,250

December 29, 2012:
Series	Expected Maturity Date	Fixed Rate Obligations	Interest Rate	Variable Rate Obligations	Interest Rate	Total Obligations	Interest Rate

Series 2010-I	January 2015	$—	—%	$255,000	1.66%	$255,000	1.66%
Series 2010-II	September 2015	127,500	2.29	85,000	0.91	212,500	1.74
Series 2011-II	June 2016	155,000	2.39	100,000	0.81	255,000	1.77
Series 2011-IV	October 2016	165,000	1.90	90,000	0.76	255,000	1.50
Series 2012-I	February 2017	275,000	1.63	150,000	0.74	425,000	1.32
Series 2012-II	June 2017	300,000	1.45	125,000	0.69	425,000	1.23

Secured long-term obligations of the Trust		$1,022,500		$805,000		$1,827,500

CABELA'S INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands Except Share and Per Share Amounts)
(Unaudited)

September 29, 2012:
Series	Expected Maturity Date	Fixed Rate Obligations	Interest Rate	Variable Rate Obligations	Interest Rate	Total Obligations	Interest Rate

Series 2010-I	January 2015	$—	—%	$255,000	1.67%	$255,000	1.67%
Series 2010-II	September 2015	127,500	2.29	85,000	0.92	212,500	1.74
Series 2011-II	June 2016	155,000	2.39	100,000	0.82	255,000	1.77
Series 2011-IV	October 2016	165,000	1.90	90,000	0.77	255,000	1.50
Series 2012-I	February 2017	275,000	1.63	150,000	0.75	425,000	1.32
Series 2012-II	June 2017	300,000	1.45	125,000	0.70	425,000	1.23

Secured long-term obligations of the Trust		$1,022,500		$805,000		$1,827,500
The Trust also issues variable funding facilities which are considered secured borrowings backed by restricted credit card loans. The Trust early renewed one variable funding facility in the amount of $300,000 on March 26, 2013, extending the commitment for an additional two years. At September 28, 2013, the Trust had three variable funding facilities with $875,000 in available capacity and with no amounts outstanding.  The variable funding facilities are scheduled to mature in September 2014, March 2015, and March 2016. Each of these variable funding facilities includes an option to renew subject to certain terms and conditions. Variable rate note interest is priced at a benchmark rate, London Interbank Offered Rate, or commercial paper rate, plus a spread, which ranges from 0.50% to 0.85%.  The variable rate notes provide for a fee ranging from 0.25% to 0.40% on the unused portion of the facilities.  During the nine months ended September 28, 2013, and September 29, 2012, the daily average balance outstanding on these notes was $33,443 and $173,358, with a weighted average interest rate of 0.78% for both years.

The Trust sold asset-backed notes of $385,000 (Series 2013-I) and $350,000 (Series 2013-II) on March 7, 2013, and August 15, 2013, respectively. The Series 2013-I securitization transaction included the issuance of $327,250 Class A notes and three subordinated classes of notes in the aggregate principal amount of $57,750. The Series 2013-II securitization transaction included the issuance of $297,500 Class A notes and three subordinated classes of notes in the aggregate principal amount of $52,500. The Financial Services segment retained each of the subordinated classes of notes which were eliminated in the preparation of our condensed consolidated financial statements. Each class of notes issued in the Series 2013-I securitization transaction has an expected life of approximately ten years and a contractual maturity of approximately thirteen years. Each class of notes issued in the Series 2013-II securitization transaction has an expected life of approximately five years and a contractual maturity of approximately eight years. These securitization transactions were used to fund the growth in restricted credit card loans.

The Financial Services segment has unsecured federal funds purchase agreements with two financial institutions.  The maximum amount that can be borrowed is $85,000. There were no amounts outstanding at September 28, 2013, December 29, 2012, or September 29, 2012.  During the nine months ended September 28, 2013, and September 29, 2012, the daily average balance outstanding was $305 and $504, respectively, with a weighted average rate of 0.75% for both periods.

CABELA'S INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands Except Share and Per Share Amounts)
(Unaudited)

6.     LONG-TERM DEBT AND CAPITAL LEASES

Long-term debt, including revolving credit facilities and capital leases, consisted of the following at the periods ended:

	September 28, 2013	December 29, 2012	September 29, 2012

Unsecured revolving credit facility	$200,000	$—	$115,000
Unsecured notes due 2016 with interest at 5.99%	215,000	215,000	215,000
Unsecured senior notes due 2017 with interest at 6.08%	60,000	60,000	60,000
Unsecured senior notes due 2014-2018 with interest at 7.20%	40,714	48,857	48,857
Unsecured revolving credit facility of Canada operations	4,364	—	—
Capital lease obligations payable through 2036	12,485	12,678	12,740
Total debt	532,563	336,535	451,597
Less current portion of debt	(8,414)	(8,402)	(8,398)
Long-term debt, less current maturities	$524,149	$328,133	$443,199

The Company has a credit agreement providing for a $415,000 revolving credit facility that expires on November 2, 2016. There was $200,000 and $115,000 outstanding under our credit agreement at September 28, 2013, and September 29, 2012, respectively, with no amount outstanding at December 29, 2012. The unsecured $415,000 revolving credit facility permits the issuance of letters of credit up to $100,000 and swing line loans up to $20,000. This credit facility may be increased to $500,000 subject to certain terms and conditions.
During the nine months ended September 28, 2013, and September 29, 2012, the daily average principal balance outstanding on the lines of credit was $65,030 and $22,155, respectively, and the weighted average interest rate was 1.46% and 1.65%, respectively. Letters of credit and standby letters of credit totaling $27,753 and $25,856 were outstanding at September 28, 2013, and September 29, 2012, respectively. The daily average outstanding amount of total letters of credit during the nine months ended September 28, 2013, and September 29, 2012, was $22,277 and $14,554, respectively.

Effective August 28, 2013, the Company entered into an unsecured $20,000 Canadian ("CAD") revolving credit facility for its operations in Canada. Borrowings are payable on demand with interest payable monthly. The credit facility permits the issuance of letters of credit up to $10,000 CAD in the aggregate, which reduce the overall credit limit available under the credit facility.

At September 28, 2013, the Company was in compliance with all financial covenants under the credit agreements and unsecured notes. At September 28, 2013, the Company was in compliance with the financial covenant requirements of its $415,000 credit agreement with a fixed charge coverage ratio of 11.40 to 1 (minimum requirement is 2.00 to 1), a leverage ratio of 0.86 to 1 (requirement is no more than 3.00 to 1), and a consolidated net worth that was $482,085 in excess of the minimum. We anticipate that we will continue to be in compliance with all financial covenants under our credit agreements and unsecured notes through at least the next 12 months.

CABELA'S INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands Except Share and Per Share Amounts)
(Unaudited)

7.    IMPAIRMENT AND RESTRUCTURING CHARGES

Long-lived assets of the Company are evaluated for possible impairment whenever events or changes in circumstances may indicate that the carrying value of an asset may not be recoverable. During the three months ended September 28, 2013, and September 29, 2012, the Company evaluated the recoverability of certain property, equipment, land held for sale, and economic development bonds. In accordance with accounting guidance on asset valuations, the Company recognized an impairment loss totaling $937 in the nine months ended September 28, 2013, related to the closure of its former Winnipeg retail store in conjunction with the opening of a new next-generation store in Winnipeg in May 2013. The impairment loss of $937 included leasehold improvements write-offs as well as lease cancellation and restoration costs. No impairment losses were recognized in the three months ended September 28, 2013, or the three and nine months ended September 29, 2012.

Trends and management projections could change undiscounted cash flows in future periods which could trigger possible future write downs. The impairment loss was recorded to the Retail and Corporate Overhead and Other segments.

8.     INCOME TAXES

A reconciliation of the statutory federal income tax rate to the effective income tax rate was as follows for the periods presented.

	Three Months Ended		Nine Months Ended
	September 28, 2013	September 29, 2012	September 28, 2013	September 29, 2012

Statutory federal rate	35.0%	35.0%	35.0%	35.0%
State income taxes, net of federal tax benefit	1.4	2.3	1.4	2.8
Other nondeductible items	0.2	0.9	0.2	0.7
Tax exempt interest income	(0.5)	(0.5)	(0.4)	(0.5)
Rate differential on foreign income	(5.2)	(4.4)	(4.2)	(4.1)
Change in unrecognized tax benefits	(0.8)	0.5	—	0.6
Other, net	1.2	(1.5)	—	(0.6)
Effective income tax rate	31.3%	32.3%	32.0%	33.9%
The balance of unrecognized tax benefits, classified as other long-term liabilities in the condensed consolidated balance sheet, totaled $42,215, $39,252, and $42,167, at September 28, 2013, December 29, 2012, and September 29, 2012, respectively. The changes comparing the respective periods were due primarily to our assessments of uncertain tax positions related to prior period tax positions. The Company paid $53,418 in prior periods as deposits for federal taxes related to prior period uncertain tax positions. The deposits are classified as a current asset netted within income taxes receivable and deferred income taxes in the condensed consolidated balance sheet. Because existing tax positions will continue to generate increased liabilities for the Company for unrecognized tax benefits over the next 12 months, and since the Company is routinely under audit by various taxing authorities, it is reasonably possible that the amount of unrecognized tax benefits will change during the next 12 months. However, the Company does not expect the change, if any, to have a material effect on the consolidated financial condition or results of operations within the next 12 months.
As of September 28, 2013, cash and cash equivalents held by the Company's foreign subsidiaries totaled $58,942. The Company's intent is to permanently reinvest a portion of these funds from earnings outside the United States for capital expansion and to repatriate a portion of these funds. Based on the Company's current projected capital needs and the current amount of cash and cash equivalents held by its foreign subsidiaries, the Company does not anticipate incurring any material tax costs beyond its accrued tax position in connection with any repatriation, but it may be required to accrue for unanticipated additional tax costs in the future if the Company's expectations or the amount of cash held by its foreign subsidiaries change.

CABELA'S INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands Except Share and Per Share Amounts)
(Unaudited)

9.     COMMITMENTS AND CONTINGENCIES

The Company leases various buildings, computer and other equipment, and storage space under operating leases which expire on various dates through July 2037. Rent expense on these leases as well as other month to month rentals was $3,955 and $10,843 in the three and nine months ended September 28, 2013, respectively, compared to $3,444 and $8,848 in the three and nine months ended September 29, 2012, respectively.
The following is a schedule of future minimum rental payments under operating leases at September 28, 2013:

For the three months ending December 28, 2013	$3,269
For the fiscal years ending:
2014	15,295
2015	19,092
2016	18,888
2017	18,582
Thereafter	260,128
$335,254
The Company leases certain retail store locations. Some of these leases include tenant allowances that are amortized over the life of the lease. In the nine months ended September 28, 2013, the Company received $4,950 in tenant allowances. No tenant allowances were received in the nine months ended September 29, 2012. The Company does not expect to receive tenant allowances under leases during the remainder of 2013. Certain leases require the Company to pay contingent rental amounts based on a percentage of sales, in addition to real estate taxes, insurance, maintenance, and other operating expenses associated with the leased premises. These leases have terms which include renewal options ranging from 10 to 70 years.

The Company has entered into real estate purchase, construction, and/or economic incentive agreements for various new retail store site locations. At September 28, 2013, the Company had total estimated cash commitments of approximately $259,700 outstanding for projected expenditures connected with the development, construction, and completion of new retail stores. This does not include any amounts for contractual obligations associated with retail store locations where the Company is in the process of certain negotiations.
Under various grant programs, state or local governments provide funding for certain costs associated with developing and opening a new retail store. The Company generally receives grant funding in exchange for commitments, such as assurance of agreed employment and wage levels at the retail store or that the retail store will remain open, made by the Company to the state or local government providing the funding. The commitments typically phase out over approximately five to 10 years. If the Company failed to maintain the commitments during the applicable period, the funds received may have to be repaid or other adverse consequences may arise, which could affect the Company's cash flows and profitability. At September 28, 2013, December 29, 2012, and September 29, 2012, the total amount of grant funding subject to a specific contractual remedy was $6,673, $7,257, and $7,319, respectively. No grant funding was received in the nine months ended September 28, 2013.

The Company operates an open account document instructions program, which provides for Cabela's-issued letters of credit. The Company had obligations to pay participating vendors $60,579, $55,455, and $65,648, at September 28, 2013, December 29, 2012, and September 29, 2012, respectively.

CABELA'S INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands Except Share and Per Share Amounts)
(Unaudited)

The Financial Services segment enters into financial instruments with off-balance sheet risk in the normal course of business through the origination of unsecured credit card loans. Unsecured credit card accounts are commitments to extend credit and totaled $25,093,000, $20,976,000, and $20,601,000, at September 28, 2013, December 29, 2012, and September 29, 2012, respectively. These commitments are in addition to any current outstanding balances of a cardholder. Unsecured credit card loans involve, to varying degrees, elements of credit risk in excess of the amount recognized in the condensed consolidated balance sheets. The principal amounts of these instruments reflect the Financial Services segment's maximum related exposure. The Financial Services segment has not experienced and does not anticipate that all customers will exercise the entire available line of credit at any given point in time. The Financial Services segment has the right to reduce or cancel the available lines of credit at any time.

Proposed Settlement of Visa Litigation – In June 2005, a number of entities, each purporting to represent a class of retail merchants, sued Visa and several member banks, and other credit card associations, alleging, among other things, that Visa and its member banks have violated United States antitrust laws by conspiring to fix the level of interchange fees. On July 13, 2012, the parties to this litigation announced that they had entered into a memorandum of understanding, which subject to certain conditions, including court approval, obligates the parties to enter into a settlement agreement to resolve the claims brought by the class members. On November 9, 2012, the settlement received preliminary court approval. The court held a hearing for final approval of the settlement on September 12, 2013, but the settlement has not yet received final court approval. The settlement agreement requires, among other things, (i) the distribution to class merchants of an amount equal to 10 basis points of default interchange across all credit rate categories for a period of eight consecutive months, which otherwise would have been paid to issuers like WFB, (ii) Visa to change its rules to allow merchants to charge a surcharge on credit card transactions subject to a cap, and (iii) Visa to meet with merchant buying groups that seek to negotiate interchange rates collectively. To date, WFB has not been named as a defendant in any credit card industry lawsuits. Based on the information in the proposed settlement, management determined that the 10 basis point reduction of default interchange across all credit rate categories for the eight consecutive month period from July 29, 2013, through March 28, 2014, would result in a reduction of interchange income of approximately $12,500 in the Financial Services segment. Therefore, a liability of $12,500 was recorded in the fourth quarter of fiscal 2012 to accrue for such proposed settlement.

In 2013, certain plaintiffs opted out of the proposed settlement resulting in management re-evaluating the impact of the 10 basis point reduction of default interchange across all credit rate categories for the eight consecutive months. In addition, Visa issued its first interchange reduction report to WFB for the period July 29, 2013, through August 31, 2013, resulting in an assessment of $1,300. As a result of these re-evaluations and the analysis relating to the merchant charge volume per the August 2013 Visa interchange reduction report, management determined that the estimated effect for the proposed settlement should be reduced by $1,650 and $2,850, respectively, in the three and nine months ended September 28, 2013. The estimated remaining liability balance for the proposed settlement is $8,300 at September 28, 2013.

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

On January 6, 2011, the Company received a Commissioner's charge from the Chair of the U.S. Equal Employment Opportunity Commission ("EEOC") alleging that the Company has discriminated against non-Whites on the basis of their race and national origin in recruitment and hiring. The Company is disputing these allegations, and the EEOC currently is in the preliminary stages of its investigation. At the present time, the Company is unable to form a judgment regarding a favorable or unfavorable outcome regarding this matter or the potential range of loss in the event of an unfavorable outcome.

CABELA'S INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands Except Share and Per Share Amounts)
(Unaudited)

10.     STOCK-BASED COMPENSATION PLANS AND EMPLOYEE BENEFIT PLANS

Stock-Based Compensation. The Company recognized total stock-based compensation expense of $3,837 and $11,150 for the three and nine months ended September 28, 2013, respectively, and $3,686 and $10,286 in the three and nine months ended September 29, 2012, respectively. Compensation expense related to the Company's stock-based payment awards is recognized in selling, distribution, and administrative expenses in the condensed consolidated statements of income. At September 28, 2013, the total unrecognized deferred stock-based compensation balance for all equity awards issued, net of expected forfeitures, was $24,129, net of tax, which is expected to be amortized over a weighted average period of 2.8 years.

New Stock Plan. Effective June 5, 2013, the shareholders of the Company approved the Cabela's Incorporated 2013 Stock Plan (the "2013 Stock Plan"). The 2013 Stock Plan replaces the Cabela's Incorporated 2004 Stock Plan (the "2004 Stock Plan") and provides for the grant of incentive stock options, non-statutory stock options ("NSOs"), stock appreciation rights, performance stock, performance units, restricted stock, and restricted stock units to employees and consultants. Non-employee directors are eligible to receive any type of award offered under the 2013 Stock Plan except incentive stock options. Awards granted under the 2013 Stock Plan have a term of no greater than ten years from the grant date and become exercisable under the vesting schedule determined at the time of grant. As of September 28, 2013, the maximum number of shares available for awards under the 2013 Stock Plan was 3,949,030.

Option Awards. During the nine months ended September 28, 2013, there were 207,595 NSOs granted to employees under the 2004 Stock Plan at an exercise price of $50.91 per share. These options have an eight-year term and vest over four years. On March 2, 2013, the Company also issued 64,000 premium-priced NSOs to its President and Chief Executive Officer under the 2004 Stock Plan at an exercise price of $58.55 (which was equal to 115% of the closing price of the Company's common stock on the New York Stock Exchange on March 1, 2013). The premium-priced NSOs vest in three equal annual installments beginning on March 2, 2017, and expire on March 2, 2021. At September 28, 2013, there were 3,499,901 awards outstanding under the 2004 Stock Plan. No future grants of awards will be made under the 2004 Stock Plan.

On June 6, 2013, the Company granted 30,000 NSOs to non-employee directors under the 2013 Stock Plan at an exercise price of $67.69 per share. These options have an eight-year term and vest over one year.

During the nine months ended September 28, 2013, there were 405,533 options exercised. To the extent available, the Company will issue its treasury shares for the exercise of stock options before issuing new shares. The aggregate intrinsic value of awards exercised was $17,854 and $51,885 during the nine months ended September 28, 2013, and September 29, 2012, respectively. Based on the Company's closing stock price of $64.29 at September 28, 2013, the total number of in-the-money awards exercisable as of September 28, 2013, was 2,034,938.

Nonvested Stock and Stock Unit Awards. During the nine months ended September 28, 2013, the Company issued 344,345 units of nonvested stock under the 2004 Stock Plan to employees at a weighted average fair value of $50.87 per unit. During the nine months ended September 28, 2013, the Company issued 20,600 units of nonvested stock under the 2013 Stock Plan to employees at a fair value of $69.98 per unit. These nonvested stock units vest evenly over four years on the grant date anniversary based on the passage of time. On March 2, 2013, the Company also issued 55,400 units of performance-based restricted stock units under the 2004 Stock Plan to certain executives at a fair value of $50.91 per unit. These performance-based restricted stock units will begin vesting in four equal annual installments on March 2, 2014, if the performance criteria is achieved.

On June 6, 2013, the Company granted 370 units of nonvested stock to a non-employee director of WFB under the 2013 Stock Plan at a fair value of $67.69 per unit. These nonvested stock units vest over one year.

Employee Stock Purchase Plan. Effective June 5, 2013, the shareholders of the Company approved the Cabela's Incorporated 2013 Employee Stock Purchase Plan (the "2013 ESPP") which replaces the Cabela's Incorporated 2004 Employee Stock Purchase Plan for all awards granted on or after August 1, 2013. During the three months ended September 28, 2013, there were 13,046 shares issued under the 2013 Plan. As of September 28, 2013, the maximum number of shares of common stock available for issuance under the 2013 ESPP was 1,986,954 shares. During the nine months ended September 28, 2013, there were 33,065 shares issued under the 2004 Plan.

CABELA'S INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands Except Share and Per Share Amounts)
(Unaudited)

11.	STOCKHOLDERS' EQUITY AND DIVIDEND RESTRICTIONS

Retained Earnings - The most significant restrictions on the payment of dividends are contained within the covenants under the Company's revolving credit and unsecured senior notes purchase agreements. Also, Nebraska banking laws govern the amount of dividends that WFB can pay to Cabela's. At September 28, 2013, the Company had unrestricted retained earnings of $180,529 available for dividends. However, the Company has never declared or paid any cash dividends on its common stock, and does not anticipate paying any cash dividends in the foreseeable future.

Accumulated Other Comprehensive Income - The components of accumulated other comprehensive income, net of related taxes, are as follows for the periods ended:

	September 28, 2013	December 29, 2012	September 29, 2012

Accumulated net unrealized holding gains on economic development bonds	$5,142	$6,823	$8,553
Accumulated net unrealized holding loss on derivatives	—	(1)	(23)
Cumulative foreign currency translation adjustments	(340)	(1,280)	387
Total accumulated other comprehensive income	$4,802	$5,542	$8,917

Treasury Stock - The Company's Board of Directors authorized a share repurchase program on August 23, 2011, that provides for share repurchases on an ongoing basis to offset dilution resulting from equity awards under the Company's current or future equity compensation plans. On February 14, 2013, the Company announced its intent to repurchase up to 750,000 shares of its common stock in open market transactions through February 2014 pursuant to this share repurchase program. As of September 28, 2013, there were 181,179 shares repurchased (which includes 17,439 shares withheld to offset tax withholding obligations upon the vesting and release of certain restricted shares). At September 28, 2013, there were 586,260 shares remaining to be purchased.

The following table reconciles the Company's treasury stock activity for the periods presented.

	Three Months Ended		Nine Months Ended
	September 28, 2013	September 29, 2012	September 28, 2013	September 29, 2012

Number of treasury shares, beginning of period	13,737	800,000	492,414	800,935
Purchase of treasury stock (1)	17,439	16,057	181,179	816,057
Treasury shares issued on exercise of stock options and share-based payment awards	(30,946)	(290,034)	(673,363)	(1,090,969)
Number of treasury shares, end of period	230	526,023	230	526,023

(1)
Reflects common stock withheld (under the terms of grants pursuant to a stock compensation plan) totaling 17,439 shares and 16,057 shares, respectively, to offset tax withholding obligations upon the vesting and release of restricted shares on July 7, 2013 and 2012.

CABELA'S INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands Except Share and Per Share Amounts)
(Unaudited)

12.     EARNINGS PER SHARE

The following table reconciles the weighted average number of shares utilized in the earnings per share calculations for the periods presented.

	Three Months Ended		Nine Months Ended
	September 28, 2013	September 29, 2012	September 28, 2013	September 29, 2012

Common shares – basic	70,575,804	69,894,538	70,412,479	69,794,416
Effect of incremental dilutive securities:
Stock options, nonvested stock units, and employee stock purchase plans	1,182,097	1,661,324	1,305,415	1,830,035
Common shares – diluted	71,757,901	71,555,862	71,717,894	71,624,451
Stock options outstanding and nonvested stock units issued considered anti-dilutive excluded from calculation	37,582	—	12,527	78,769
13.     SUPPLEMENTAL CASH FLOW INFORMATION

The following table sets forth non-cash financing and investing activities and other cash flow information for the nine months ended:

	September 28, 2013	September 29, 2012
Non-cash financing and investing activities:
Accrued property and equipment additions (1)	$49,007	$24,608

Other cash flow information:
Interest paid (2)	55,836	60,848
Income taxes paid, net of refunds	52,532	81,703

(1)	Accrued property and equipment additions are recognized in the condensed consolidated statements of cash flows in the period they are paid.

(2)	Includes interest from the Financial Services segment totaling $45,987 and $40,693, respectively.

CABELA'S INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands Except Share and Per Share Amounts)
(Unaudited)

14.     SEGMENT REPORTING

The Company has three reportable segments: Retail, Direct, and Financial Services. The Retail segment sells products and services through the Company's retail stores. The Direct segment sells products through our e-commerce websites (Cabelas.com and Cabelas.ca) and direct mail catalogs. The Financial Services segment issues co-branded credit cards. For the Retail segment, operating costs consist primarily of employee compensation and benefits, advertising, depreciation, and occupancy costs of retail stores. For the Direct segment, operating costs consist primarily of direct marketing costs (e-commerce advertising and catalog costs) and order processing costs. For the Financial Services segment, operating costs consist primarily of advertising and promotion, license fees, third party services for processing credit card transactions, employee compensation and benefits, and other general and administrative costs.

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

Segment assets are those directly used in or clearly allocable to an operating segment’s operations. For the Retail segment, assets include inventory in the retail stores, land, buildings, fixtures, and leasehold improvements. For the Direct segment, assets primarily include deferred catalog costs and fixed assets. Goodwill totaling $3,406, $3,535, and $3,573, at September 28, 2013, December 29, 2012, and September 29, 2012, respectively, was included in the Retail segment. The change in the carrying value of goodwill between periods is due to foreign currency translation adjustments. Assets for the Financial Services segment include cash, credit card loans, restricted cash, receivables, fixtures, and other assets. Cash and cash equivalents of the Financial Services segment were $334,832, $91,365, and $205,448, at September 28, 2013, December 29, 2012, and September 29, 2012, respectively. Assets for the Corporate Overhead and Other segment include corporate headquarters and facilities, merchandise distribution inventory, shared technology infrastructure and related information technology systems, corporate cash and cash equivalents, economic development bonds, prepaid expenses, deferred income taxes, and other corporate long-lived assets. Depreciation, amortization, and property and equipment expenditures are recognized in each respective segment. Intercompany revenue between segments was eliminated in consolidation.

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

CABELA'S INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands Except Share and Per Share Amounts)
(Unaudited)

Financial information by segment is presented in the following tables for the periods presented:

				Corporate Overhead and Other
			Financial Services
	Retail	Direct			Total
Three Months Ended September 28, 2013:
Merchandise sales	$550,545	$198,596	$—	$—	$749,141
Non-merchandise revenue:
Financial Services	—	—	98,403	—	98,403
Other	333	—	—	2,951	3,284
Total revenue	$550,878	$198,596	$98,403	$2,951	$850,828

Operating income (loss)	$103,658	$29,284	$29,182	$(85,521)	$76,603
As a percentage of revenue	18.8%	14.7%	29.7%	N/A	9.0%
Depreciation and amortization	$14,094	$1,874	$400	$7,803	$24,171
Assets	1,274,722	177,428	4,133,412	876,503	6,462,065

Three Months Ended September 29, 2012:
Merchandise sales	$455,495	$196,818	$—	$—	$652,313
Non-merchandise revenue:
Financial Services	—	—	85,932	—	85,932
Other	470	—	—	2,463	2,933
Total Revenue	$455,965	$196,818	$85,932	$2,463	$741,178

Operating income (loss)	$85,438	$30,220	$23,230	$(71,775)	$67,113
As a percentage of revenue	18.7%	15.4%	27.0%	N/A	9.1%
Depreciation and amortization	$11,907	$1,841	$339	$6,177	$20,264
Assets	1,053,644	170,768	3,490,278	790,679	5,505,369

CABELA'S INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands Except Share and Per Share Amounts)
(Unaudited)

				Corporate Overhead and Other
			Financial Services
	Retail	Direct			Total
Nine Months Ended September 28, 2013:
Merchandise sales	$1,520,660	$603,878	$—	$—	$2,124,538
Non-merchandise revenue:
Financial Services	—	—	272,753	—	272,753
Other	890	—	—	11,949	12,839
Total revenue	$1,521,550	$603,878	$272,753	$11,949	$2,410,130

Operating income (loss)	$279,409	$104,912	$79,198	$(240,866)	$222,653
As a percentage of revenue	18.4%	17.4%	29.0%	N/A	9.2%
Depreciation and amortization	$39,921	$5,635	$1,158	$21,353	$68,067
Assets	1,274,722	177,428	4,133,412	876,503	6,462,065

Nine Months Ended September 29, 2012:
Merchandise sales	$1,184,786	$545,466	$—	$—	$1,730,252
Non-merchandise revenue:
Financial Services	—	—	248,654	—	248,654
Other	1,203	—	—	11,827	13,030
Total Revenue	$1,185,989	$545,466	$248,654	$11,827	$1,991,936

Operating income (loss)	$200,889	$93,559	$73,508	$(196,439)	$171,517
As a percentage of revenue	16.9%	17.2%	29.6%	N/A	8.6%
Depreciation and amortization	$34,280	$5,475	$899	$17,459	$58,113
Assets	1,053,644	170,768	3,490,278	790,679	5,505,369

CABELA'S INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands Except Share and Per Share Amounts)
(Unaudited)

The components and amounts of total revenue for the Financial Services segment were as follows for the periods presented:

	Three Months Ended		Nine Months Ended
	September 28, 2013	September 29, 2012	September 28, 2013	September 29, 2012

Interest and fee income	$87,945	$76,944	$250,383	$222,137
Interest expense	(17,075)	(13,799)	(46,863)	(40,379)
Provision for loan losses	(8,404)	(10,387)	(33,030)	(29,231)
Net interest income, net of provision for loan losses	62,466	52,758	170,490	152,527
Non-interest income:
Interchange income	88,963	77,022	252,290	220,388
Other non-interest income	1,430	3,055	4,113	11,075
Total non-interest income	90,393	80,077	256,403	231,463
Less: Customer rewards costs	(54,456)	(46,903)	(154,140)	(135,336)
Financial Services revenue	$98,403	$85,932	$272,753	$248,654
The following table sets forth the percentage of the Company's merchandise revenue contributed by major product categories for our Retail and Direct segments and in total for the three and nine months ended September 28, 2013, and September 29, 2012.

Three Months Ended:	Retail		Direct		Total
	2013	2012	2013	2012	2013	2012
Product Category:
Hunting Equipment	51.1%	50.4%	47.6%	44.5%	50.2%	48.5%
General Outdoors	28.3	28.9	27.8	29.8	28.2	29.2
Clothing and Footwear	20.6	20.7	24.6	25.7	21.6	22.3
Total	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

Nine Months Ended:	Retail		Direct		Total
	2013	2012	2013	2012	2013	2012
Product Category:
Hunting Equipment	52.1%	47.2%	45.2%	37.2%	50.2%	44.1%
General Outdoors	29.3	33.3	30.9	36.2	29.7	34.2
Clothing and Footwear	18.6	19.5	23.9	26.6	20.1	21.7
Total	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

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
Level 3 is comprised of financial instruments whose fair value is estimated based on internally developed models or methodologies utilizing significant inputs that are primarily unobservable from objective sources. At September 28, 2013, the Company's financial instruments carried on our condensed consolidated balance sheets subject to fair value measurements consisted of economic development bonds and were classified as Level 3 for valuation purposes. For the three and nine months ended September 28, 2013, and September 29, 2012, there were no transfers in or out of Levels 1, 2, or 3.
The table below presents changes in fair value of the economic development bonds measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the periods presented:

	Three Months Ended		Nine Months Ended
	September 28, 2013	September 29, 2012	September 28, 2013	September 29, 2012

Balance, beginning of period	$79,043	$88,335	$85,041	$86,563
Total gains or losses:
Included in earnings - realized	—	—	—	—
Included in accumulated other comprehensive income - unrealized	1,043	4,605	(2,334)	8,475
Valuation adjustments	—	—	—	—
Purchases, issuances, and settlements:
Purchases	—	—	—	—
Issuances	—	—	—	—
Settlements	(826)	(196)	(3,447)	(2,294)
Balance, end of period	$79,260	$92,744	$79,260	$92,744
Fair values of the Company's economic development bonds were estimated using discounted cash flow projection estimates. These estimates are based on available market interest rates and the estimated amounts and timing of expected future payments to be received from municipalities under tax development zones, which the Company considers to be unobservable inputs (Level 3). These fair values do not reflect any premium or discount that could result from offering these bonds for sale or through early redemption, or any related income tax impact. Declines in the fair value of available-for-sale economic development bonds below cost that are deemed to be other than temporary are reflected in earnings. At September 28, 2013, none of the bonds with a fair value below carrying value were deemed to have other than a temporary impairment.

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
The Company evaluates the recoverability of property and equipment, land held for sale, goodwill and intangibles whenever indicators of impairment exist using significant unobservable inputs. This evaluation included existing store locations and future retail store sites. The Company recognized an impairment loss of $937 in the nine months ended September 28, 2013, related to the closure of its former Winnipeg retail store in conjunction with the opening of a new next-generation store in Winnipeg in May 2013. The impairment loss of $937 included leasehold improvements write-offs as well as lease cancellation and restoration costs. No impairment losses were recognized in the three months ended September 28, 2013.
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

	September 28, 2013		December 29, 2012		September 29, 2012
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value

Financial Assets:
Credit card loans, net	$3,567,423	$3,567,423	$3,497,472	$3,497,472	$3,151,647	$3,151,647
Held-to-maturity investment securities	135,000	135,003	—	—	—	—

Financial Liabilities:
Time deposits	1,147,978	1,153,801	1,048,018	1,086,411	1,074,555	1,110,851
Secured long-term obligations of the Trust	2,452,250	2,320,576	1,827,500	1,807,083	1,827,500	1,803,818
Long-term debt	532,563	565,280	336,535	373,120	451,597	491,880
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
Held-to-Maturity Investment Securities. The estimated fair values for held-to-maturity securities are based on prices obtained from independent brokers which are estimated using pricing models that incorporate market data.
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
16.    ACCOUNTING PRONOUNCEMENTS
Effective February 5, 2013, the Financial Accounting Standards Board issued ASU No. 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, which adds additional disclosure requirements relating to the reclassification of items out of accumulated other comprehensive income.  This ASU was effective for the first quarter of 2013 for the Company. During the three and nine months ended September 28, 2013, the Company did not have any reclassification of items out of accumulated other comprehensive income.

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

Critical Accounting Policies and Use of Estimates

Our critical accounting policies and use of estimates utilized in the preparation of the condensed consolidated financial statements as of September 28, 2013, remain unchanged from December 29, 2012.

Cabela's®

We are a leading specialty retailer, and the world's largest direct marketer, of hunting, fishing, camping, and related outdoor merchandise.  We provide a quality service to our customers who enjoy an outdoor lifestyle by supplying outdoor products through our multi-channel retail business consisting of our Retail and Direct segments. Our Retail business segment currently consists of 48 stores, including our second Outpost store that we opened in Saginaw, Michigan, on February 14, 2013, and the seven next-generation stores that we opened to date in 2013:

•Columbus, Ohio, on March 7, 2013;
•Grandville, Michigan, on March 21, 2013;
•Louisville, Kentucky, on April 11, 2013;
•Green Bay, Wisconsin, on July 25, 2013;
•Thornton, Colorado, and Lone Tree, Colorado on August 15, 2013; and
•Regina, Saskatchewan, Canada on September 19, 2013.

We have 44 stores located in the United States and four in Canada with total retail square footage now at 5.8 million square feet, an increase of 12.5% compared to the end of 2012.

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

Executive Overview

	Three Months Ended
	September 28, 2013	September 29, 2012	Increase (Decrease)	% Change

	(Dollars in Thousands Except Earnings Per Diluted Share)
Revenue:
Retail	$550,878	$455,965	$94,913	20.8%
Direct	198,596	196,818	1,778	0.9
Total	749,474	652,783	96,691	14.8
Financial Services	98,403	85,932	12,471	14.5
Other revenue	2,951	2,463	488	19.8
Total revenue	$850,828	$741,178	$109,650	14.8

Operating income	$76,603	$67,113	$9,490	14.1

Net income	$49,886	$42,785	$7,101	16.6

Earnings per diluted share	$0.70	$0.60	$0.10	16.7

	Nine Months Ended
	September 28, 2013	September 29, 2012	Increase (Decrease)	% Change

	(Dollars in Thousands Except Earnings Per Diluted Share)
Revenue:
Retail	$1,521,550	$1,185,989	$335,561	28.3%
Direct	603,878	545,466	58,412	10.7
Total	2,125,428	1,731,455	393,973	22.8
Financial Services	272,753	248,654	24,099	9.7
Other revenue	11,949	11,827	122	1.0
Total revenue	$2,410,130	$1,991,936	$418,194	21.0

Operating income	$222,653	$171,517	$51,136	29.8

Net income	$144,278	$105,481	$38,797	36.8

Earnings per diluted share	$2.01	$1.47	$0.54	36.7

Revenues in the three months ended September 28, 2013, totaled $851 million, an increase of $110 million, or 14.8%, over the three months ended September 29, 2012.  Total merchandise sales increased $97 million, or 14.8%, comparing the three month periods due to increases of $78 million in revenue from new retail stores and $17 million, or 3.9%, in comparable store sales, led by an increase in the hunting equipment product category. Direct revenue increased $2 million primarily due to an increase in the hunting equipment product category. Ammunition sales, while still above prior year levels, slowed during the three months ended September 28, 2013.

Revenues in the nine months ended September 28, 2013, totaled $2.4 billion, an increase of $418 million, or 21.0%, over the nine months ended September 29, 2012.  Total merchandise sales increased $394 million, or 22.8%, comparing the nine month periods due to increases of $196 million in revenue from new retail stores and $132 million, or 12.0%, in comparable store sales, led by an increase in the hunting equipment product category. These increases were complemented by an increase of $58 million in Direct revenue, primarily due to increases in the hunting equipment product category.

Financial Services revenue increased $12 million, or 14.5%, in the three months ended September 28, 2013, compared to the three months ended September 29, 2012, and $24 million, or 9.7%, in the nine months ended September 28, 2013, compared to the nine months ended September 29, 2012. These increases in revenue were primarily due to increases in interest income and interchange income, partially offset by higher customer reward costs due to growth in the number of active accounts and average balance per account. Interchange income in the three and nine months ended September 28, 2013, increased by $2 million and $3 million, respectively, due to adjustments to our estimated liability for the proposed Visa settlement. We determined that the effect for the proposed settlement should be adjusted pursuant to certain plaintiffs opting out of the proposed settlement in 2013 and analysis of our merchant charge volume in Visa's first interchange reduction report to WFB for the month of August 2013.

Operating income increased $9 million, or 14.1%, in the three months ended September 28, 2013, compared to the three months ended September 29, 2012, while operating income as a percentage of revenue decreased 10 basis points over the same period. The increase in total operating income was primarily due to increases in revenue from all three business segments as well as an increase in our merchandise gross profit. This improvement was partially offset by higher consolidated operating expenses which drove down our operating income as a percentage of revenue. Selling, distribution, and administrative expenses increased primarily due to increases in comparable and new store costs and related support areas.

Operating income increased $51 million, or 29.8%, in the nine months ended September 28, 2013, compared to the nine months ended September 29, 2012, and operating income as a percentage of revenue increased 60 basis points over the same period. The increases in total operating income and total operating income as a percentage of total revenue were primarily due to increases in revenue from all three business segments as well as an increase in our merchandise gross profit. These improvements were partially offset by higher consolidated operating expenses. Selling, distribution, and administrative expenses increased primarily due to increases in comparable and new store costs and related support areas. However, expressed as a percentage of total revenue, selling, distribution, and administrative expenses decreased 110 basis points to 35.0% in the nine months ended September 28, 2013, compared to the nine months ended September 29, 2012.

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

We offer our customers integrated opportunities to access and use our retail store, Internet, and catalog channels. Our in-store pick-up program allows customers to order products through our catalogs, Internet site, and store kiosks and have them delivered to the retail store of their choice without incurring shipping costs, thereby helping to increase foot traffic in our stores. Conversely, our expanding retail stores introduce customers to our Internet and catalog channels. We are capitalizing on our omni-channel model by building on the strengths of each channel, primarily through improvements in our merchandise planning system. This system, along with our replenishment system, allows us to identify the correct product mix in each of our retail stores, maintain the proper inventory levels to satisfy customer demand in both our Retail and Direct business channels, and improve our distribution efficiencies. During the three months ended September 28, 2013, we continued to enhance our omni-channel efforts through greater use of digital marketing and the limited roll out of omni-channel fulfillment. In the fourth quarter of fiscal 2013, we expect to continue to expand our omni-channel fulfillment capabilities and plan to implement a number of improvements to our mobile platform.

We continue to work with vendors to negotiate the best prices on products and to manage inventory levels, as well as to ensure vendors deliver all products and services as expected. Our efforts continue in detailed pre-season planning, in-season monitoring of sales, and management of inventory to focus product assortments on our core customer base. As a result, our merchandise gross margin as a percentage of merchandise revenue increased 10 basis points to 37.3% in the three months ended September 28, 2013, compared to 37.2% in the three months ended September 29, 2012, and 40 basis points to 36.8% in the nine months ended September 28, 2013, compared to 36.4% in the nine months ended September 29, 2012. These increases were primarily attributable to improved in-season and pre-season merchandise inventory planning, improvements in vendor collaboration, an ongoing focus on private label products, and improvements in price optimization to ensure we are optimizing markdowns. The increases in our merchandise gross profit as a percentage of merchandise sales were partially offset by an adverse product mix shift due to increased sales of firearms and ammunition, which carry a lower margin.

We have improved our retail store merchandising processes, information technology systems, and distribution and logistics capabilities.  In August 2013, we leased a distribution center in Tooele, Utah, to support our growth. This distribution center comprises 574,000 square feet and is expected to be in full operation by August 2014. We have also improved our visual merchandising within the stores and coordinated merchandise at our stores by adding more regional product assortments.  To enhance customer service at our retail stores, we have increased our staff of outfitters and have continued our management training and mentoring programs for our retail store managers.

Comparing Retail segment results for the three and nine months ended September 28, 2013, to the three and nine months ended September 29, 2012:

•	operating income increased $18 million, or 21.3%, and $79 million, or 39.1%;

•	operating income as a percentage of Retail segment revenue increased 10 basis points to 18.8%, and 150 basis points to 18.4%; and

•	comparable store sales increased 3.9% and 12.0%, respectively.

Our Retail business segment currently consists of 48 stores, including the seven next-generation stores that we opened in 2013 and an Outpost store that we opened in Saginaw, Michigan, in February 2013. The new store formats are more productive and generate higher returns which will help to increase our return on invested capital. We now have 44 stores located in the United States and four in Canada with total retail square footage at 5.8 million square feet, an increase of 12.5% from the end of 2012. In the fourth quarter of 2013, we plan to open Outpost stores in Waco, Texas; and Kalispell, Montana.

We have announced plans to open 14 additional retail stores in 2014 as follows:

•
11 next-generation stores located in Christiana, Delaware; Greenville, South Carolina; Anchorage, Alaska; Woodbury, Minnesota; Bristol, Virginia; Tualatin, Oregon; Edmonton, Alberta, Canada; Cheektowaga, New York; Acworth, Georgia; Barrie, Ontario, Canada; and Nanaimo, British Columbia, Canada; and

•	three Outpost stores located in Lubbock, Texas; Missoula, Montana; and Augusta, Georgia.

These planned 2014 retail stores represent approximately one million new square feet of retail space or 18% square footage growth in 2014.

For 2015, we have to date announced plans to open three next-generation retail stores in the following locations:

•	Berlin, Massachusetts; Sun Prairie, Wisconsin; and Garner, North Carolina.

We recognized an impairment loss totaling $1 million in the nine months ended September 28, 2013, related to the closure of our former 44,000 square foot Winnipeg, Manitoba, retail store and the opening of a new 70,000 square foot next-generation store in Winnipeg in May 2013. Looking to the end of 2013, we expect to increase retail square footage up to 14.1% over 2012, as well as generate an increased profit per square foot compared to the legacy store base, with the planned openings of these next-generation and Outpost stores.

We are focusing on improving our customers' digital shopping experiences on Cabelas.com and via mobile devices. Our marketing focus continues to be on developing a seamless omni-channel experience for our customers regardless of their transaction channel. Our digital transformation continues with efforts around enhancing our Internet website to support the Direct business. The amount of traffic coming through mobile devices is growing significantly.  As a result, we continue to utilize best-in-class technology to improve our customers' digital shopping experiences and build on the advances we have made to capitalize on the variety of ways customers are shopping at Cabela's today.  We have seen early successes in our social marketing initiatives and now have over 2.7 million fans on Facebook.  Our omni-channel marketing efforts are resulting in increases in new customers, as well as customer engagement across multiple channels with a consistent experience across all channels. Our goal is to create a digital presence that mirrors our customers' in-store shopping experience.

In 2012 and continuing in the first three quarters of 2013, we realized improvements in Internet traffic, growth in multi-channel customers, and very early progress in our print-to-digital transformation. We have developed a multi-year approach to reverse the downward trend in our Direct segment and transform our legacy catalog business into an omni-channel enterprise supporting transformation to digital, e-commerce, and mobile while optimizing the customer experience with our growing retail footprint. We are in the very early stages of this effort. Near term efforts have been focusing on our print-to-digital transformation and testing targeted shipping offers. Also in January 2013, we opened an office in Westminster, Colorado, to attract high-quality talent to improve our website, social media, and mobile applications.

Comparing Direct segment results for the three and nine months ended September 28, 2013, to the three and nine months ended September 29, 2012:

•	revenue increased $2 million, or 0.9%, and $58 million, or 10.7%;

•	operating income decreased $1 million, or 3.1% quarter over quarter but increased $11 million, or 12.1% comparing the respective nine month periods; and

•	operating income as a percentage of Direct segment revenue decreased 70 basis points to 14.7% quarter over quarter but increased 20 basis points to 17.4% comparing the respective nine month periods.

The net growth in Direct revenue was due to an increase in the hunting equipment product category. This net growth was impacted beginning in the three months ended September 28, 2013, by a significant deceleration in ammunition sales and a more cautious consumer.

Cabela's CLUB continues to manage credit card delinquencies and charge-offs below industry average by adhering to our conservative underwriting criteria and active account management. Comparing Cabela's CLUB results for the three and nine months ended September 28, 2013, to the three and nine months ended September 29, 2012:

•
net charge-offs as a percentage of average credit card loans increased one basis point to 1.72% quarter over quarter but decreased to 1.82%, down three basis points comparing the respective nine month periods;

•	the average balance of our credit card loans increased 13.5% and 13.0%, respectively, to $3.4 billion for the nine months ended September 28, 2013; and

•
our number of average active accounts increased 10.1% and 10.3%, respectively, to 1.7 million for the nine months ended September 28, 2013, and the average balance per active account increased 3.0% and 2.5%, respectively.

During the nine months ended September 28, 2013, the Financial Services segment issued $390 million in certificates of deposit, early renewed its $300 million variable funding facility and extended the commitment for an additional two years, and completed two term securitizations totaling $735 million.

Current Business Environment

Worldwide Credit Markets and Macroeconomic Environment - Beginning in August 2013, and continuing into the fourth quarter of fiscal 2013, we experienced a significant deceleration in the sales of firearms and ammunition as well as a challenging consumer environment across all business channels. To address these trends, we increased our promotional spending while managing other expenses to levels consistent with how our business is performing. We plan to continue managing those costs accordingly through the remainder of 2013. The Financial Services segment continues to monitor developments in the securitization and certificates of deposit markets to ensure adequate access to liquidity. We expect our charge-off rates and delinquency levels to remain below industry averages.

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
The Bureau, the FDIC, and other agencies, have recently announced several high-profile enforcement actions against credit card issuers for deceptive marketing and other illegal practices related to the advertising of ancillary products, collection practices, and other matters.  By these public enforcement actions, the Bureau and the FDIC have signaled a heightened ongoing scrutiny of credit card issuers.  We anticipate this enforcement activity by regulators in pursuing consumer protection claims to continue.
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

The Cabela's Master Credit Card Trust and related entities (collectively referred to as the “Trust”) is structured to qualify for the exemption from the Investment Company Act of 1940, as amended (the “Investment Company Act”) provided by Investment Company Act Rule 3a-7. On August 31, 2011, the SEC issued an advance notice of proposed rulemaking regarding possible amendments to Investment Company Act Rule 3a-7. At this time, it is uncertain what form the related proposed and final rules will take, whether the Trust would continue to be eligible to rely on the exemption provided by Investment Company Act Rule 3a-7, and whether the Trust would qualify for any other Investment Company Act exemption.

On July 26, 2011, the SEC re-proposed certain rules for asset-backed securities offerings (“SEC Regulation AB II”) which were originally proposed by the SEC on April 7, 2010. If adopted, SEC Regulation AB II would substantially change the disclosure, reporting, and offering process for public and private offerings of asset-backed securities. As currently proposed, SEC Regulation AB II would, among other things, impose as a condition for the shelf registration of asset-backed securities the filing of a certification concerning the disclosure contained in the prospectus and the design of the securitization at the time of each offering off the shelf and the appointment of a credit risk manager to review assets when credit enhancement requirements are not met or at the direction of investors. Issuers of publicly offered asset-backed securities would be required to disclose more information regarding the underlying assets. Moreover, proposed SEC Regulation AB II would alter the safe harbor standards for private placements of asset-backed securities imposing informational requirements similar to those applicable to registered public offerings. The final form that SEC Regulation AB II may take is uncertain at this time, but it may impact the Financial Services segment's ability and/or desire to sponsor securitization transactions in the future.

On August 28, 2013, pursuant to the provisions of the Reform Act, the SEC, the Federal Reserve, the FDIC, and certain other federal agencies re-proposed regulations requiring securitization sponsors to retain an economic interest in assets that they securitize. We cannot predict at this time whether WFB’s existing forms of risk retention will satisfy the regulatory requirements, whether structural changes will be necessary, or whether the final rules will impact the Financial Services segment’s ability or desire to continue to rely on the securitization market for funding.

Proposed Settlement of Visa Litigation - In June 2005, a number of entities, each purporting to represent a class of retail merchants, sued Visa and several member banks, and other credit card associations, alleging, among other things, that Visa and its member banks have violated United States antitrust laws by conspiring to fix the level of interchange fees. On July 13, 2012, the parties to this litigation announced that they had entered into a memorandum of understanding, which subject to certain conditions, including court approval, obligates the parties to enter into a settlement agreement to resolve the claims brought by the class members. On November 9, 2012, the settlement received preliminary court approval. The court held a hearing for final approval of the settlement on September 12, 2013, but the settlement has not yet received final court approval. The settlement agreement requires, among other things, (i) the distribution to class merchants of an amount equal to 10 basis points of default interchange across all credit rate categories for a period of eight consecutive months, which otherwise would have been paid to issuers like WFB, (ii) Visa to change its rules to allow merchants to charge a surcharge on credit card transactions subject to a cap, and (iii) Visa to meet with merchant buying groups that seek to negotiate interchange rates collectively. To date, WFB has not been named as a defendant in any credit card industry lawsuits. Based on the information in the proposed settlement, management determined that the 10 basis point reduction of default interchange across all credit rate categories for the period of eight consecutive months from July 29, 2013, through March 28, 2014, would result in a reduction of interchange income of approximately $12.5 million in the Financial Services segment. Therefore, a liability of $12.5 million was recorded in the fourth quarter of fiscal 2012 to accrue for such proposed settlement.

In 2013, certain plaintiffs opted out of the proposed settlement resulting in management re-evaluating the impact of the 10 basis point reduction of default interchange across all credit rate categories for the eight consecutive months. In addition, Visa issued its first interchange reduction report to WFB for the period July 29, 2013, through August 31, 2013, resulting in an assessment of $1.3 million. As a result of these re-evaluations and the analysis relating to the merchant charge volume per the August 2013 Visa interchange reduction report, management determined that the estimated effect for the proposed settlement should be reduced by $2 million and $3 million, respectively, in the three and nine months ended September 28, 2013. The estimated remaining liability balance for the proposed settlement is $8.3 million at September 28, 2013.

Operations Review

 The three months ended September 28, 2013, and September 29, 2012, each consisted of 13 weeks, and the nine months ended September 28, 2013, and September 29, 2012, each consisted of 39 weeks. Our operating results expressed as a percentage of revenue were as follows for the periods presented.

	Three Months Ended		Nine Months Ended
	September 28, 2013	September 29, 2012	September 28, 2013	September 29, 2012

Revenue	100.00%	100.00%	100.00%	100.00%
Cost of revenue	55.23	55.31	55.69	55.28
Gross profit (exclusive of depreciation and amortization)	44.77	44.69	44.31	44.72
Selling, distribution, and administrative expenses	35.76	35.64	35.04	36.11
Impairment and restructuring charges	—	—	0.03	—
Operating income	9.01	9.05	9.24	8.61
Other income (expense):
Interest expense, net	(0.59)	(0.71)	(0.59)	(0.80)
Other income, net	0.12	0.17	0.15	0.21
Total other income (expense), net	(0.47)	(0.54)	(0.44)	(0.59)
Income before provision for income taxes	8.54	8.51	8.80	8.02
Provision for income taxes	2.68	2.75	2.81	2.71
Net income	5.86%	5.76%	5.99%	5.31%

Results of Operations - Three Months Ended September 28, 2013, Compared to September 29, 2012

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
Comparisons and analysis of our revenues are presented below for the three months ended:

	September 28, 2013		September 29, 2012		Increase (Decrease)	% Change
		%		%
	(Dollars in Thousands)

Retail	$550,878	64.8%	$455,965	61.5%	$94,913	20.8%
Direct	198,596	23.3	196,818	26.6	1,778	0.9
Financial Services	98,403	11.6	85,932	11.6	12,471	14.5
Other	2,951	0.3	2,463	0.3	488	19.8
Total	$850,828	100.0%	$741,178	100.0%	$109,650	14.8

Product Sales Mix - The following table sets forth the percentage of our merchandise revenue contributed by major product categories for our Retail and Direct segments and in total for the three months ended September 28, 2013, and September 29, 2012.

	Retail		Direct		Total
	2013	2012	2013	2012	2013	2012

Hunting Equipment	51.1%	50.4%	47.6%	44.5%	50.2%	48.5%
General Outdoors	28.3	28.9	27.8	29.8	28.2	29.2
Clothing and Footwear	20.6	20.7	24.6	25.7	21.6	22.3
Total	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

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

Retail Revenue - Retail revenue increased $95 million, or 20.8%, in the three months ended September 28, 2013, compared to the three months ended September 29, 2012, primarily due to an increase of $78 million in revenue from the addition of new retail stores comparing the respective periods and an increase in comparable store sales of $17 million. Retail revenue growth was led by an increase in the hunting equipment product category primarily from increases in firearms and ammunition, hunting apparel, archery, and optics, as well as men's apparel and general outdoors. Ammunition sales, while still above prior year levels, slowed during the three months ended September 28, 2013.

	Three Months Ended
	September 28, 2013	September 29, 2012	Increase (Decrease)	% Change
	(Dollars in Thousands)

Comparable stores sales	$441,524	$424,917	$16,607	3.9%

Direct Revenue - Direct revenue increased $2 million, or 0.9%, in the three months ended September 28, 2013, compared to the three months ended September 29, 2012. The net growth in Direct revenue was due to an increase in the hunting equipment product category. This net growth was negatively impacted as ammunition growth slowed faster than we anticipated leading to a deceleration in Internet traffic and lower average ticket.

Financial Services Revenue -  The following table sets forth the components of Financial Services revenue for the three months ended:

	September 28, 2013	September 29, 2012	Increase (Decrease)	% Change
	(Dollars in Thousands)

Interest and fee income	$87,945	$76,944	$11,001	14.3%
Interest expense	(17,075)	(13,799)	3,276	23.7
Provision for loan losses	(8,404)	(10,387)	(1,983)	(19.1)
Net interest income, net of provision for loan losses	62,466	52,758	9,708	18.4
Non-interest income:
Interchange income	88,963	77,022	11,941	15.5
Other non-interest income	1,430	3,055	(1,625)	(53.2)
Total non-interest income	90,393	80,077	10,316	12.9
Less: Customer rewards costs	(54,456)	(46,903)	7,553	16.1
Financial Services revenue	$98,403	$85,932	$12,471	14.5

Financial Services revenue increased $12 million, or 14.5%, for the three months ended September 28, 2013, compared to the three months ended September 29, 2012. The increase in interest and fee income of $11 million was due to an increase in credit card loans, partially offset by lower London Interbank Offered Rate ("LIBOR") rates. The increase in interest expense of $3 million was due to the issuances of securitizations and certificates of deposit in 2013 which were used to fund growth. During the three months ended September 28, 2013, the provision decreased $2 million due to a $5 million reduction in the allowance for loan losses partially offset by a $3 million increase in charge-offs as a result of growth in our total credit card loan portfolio.  The $5 million reduction was a result of management’s evaluation of the adequacy of the allowance for loan losses which included a $7 million reduction in the allowance on the restructured credit card loans segment based on analysis relating to historical trends in actual charge-offs and a $1 million reduction for a decrease in restructured credit card loan balances, partially offset by a $3 million increase in the allowance on the credit card loans segment as a result of growth.  See “Asset Quality of Cabela's CLUB” in this report for additional information on trends in the credit card loans portfolio. The increase in interchange income of $12 million was primarily due to an increase in credit card purchases. Interchange income in the three months ended September 28, 2013, was also increased by $2 million due to adjustments to the estimated liability for the proposed Visa settlement. The increase in customer rewards costs of $8 million was primarily due to an increase in credit card purchases.

The following table sets forth the components of Financial Services revenue as a percentage of average total credit card loans, including any accrued interest and fees, for the three months ended:

	September 28, 2013	September 29, 2012

Interest and fee income	9.9%	9.8%
Interest expense	(1.9)	(1.8)
Provision for loan losses	(0.9)	(1.3)
Interchange income	10.0	9.8
Other non-interest income	0.2	0.4
Customer rewards costs	(6.1)	(6.0)
Financial Services revenue	11.2%	10.9%

Key statistics reflecting the performance of Cabela's CLUB are shown in the following chart for the three months ended:

	September 28, 2013	September 29, 2012	Increase (Decrease)	% Change
	(Dollars in Thousands Except Average Balance per Account )

Average balance of credit card loans (1)	$3,551,109	$3,129,897	$421,212	13.5%
Average number of active credit card accounts	1,694,334	1,539,150	155,184	10.1
Average balance per active credit card account (1)	$2,096	$2,034	$62	3.0
Net charge-offs on credit card loans (1)	$15,312	$13,376	$1,936	14.5
Net charge-offs as a percentage of average credit card loans (1)	1.72%	1.71%	0.01%
(1) Includes accrued interest and fees

The average balance of credit card loans increased to $3.6 billion, or 13.5%, for the three months ended September 28, 2013, compared to the three months ended September 29, 2012, due to an increase in the number of active accounts and the average balance per account.  The average number of active accounts increased to 1.7 million, or 10.1%, compared to the three months ended September 29, 2012, due to our successful marketing efforts in new account acquisitions. Net charge-offs as a percentage of average credit card loans increased to 1.72% for the three months ended September 28, 2013, up one basis point compared to the three months ended September 29, 2012, due to a decrease in recoveries, mostly offset by improvements in bankruptcies, delinquencies, and delinquency roll-rates. See “Asset Quality of Cabela's CLUB” in this report for additional information on trends in delinquencies and non-accrual loans and analysis of our allowance for loan losses.

Other Revenue

Other revenue was $3 million in both the three months ended September 28, 2013, and the three months ended September 29, 2012.

Merchandise Gross Profit

Comparisons and analysis of our gross profit on merchandising revenue are presented below for the three months ended:

	September 28, 2013	September 29, 2012	Increase (Decrease)	% Change
	(Dollars in Thousands)

Merchandise sales	$749,141	$652,313	$96,828	14.8%
Merchandise gross profit	279,527	242,384	37,143	15.3
Merchandise gross profit as a percentage of merchandise sales	37.3%	37.2%	0.1%

 Merchandise Gross Profit - Our merchandise gross profit increased $37 million, or 15.3%, to $280 million in the three months ended September 28, 2013, compared to the three months ended September 29, 2012. The increase in our merchandise gross profit was primarily due to firearms and ammunition, as well as continued improvements in vendor collaboration, an ongoing focus on private label products, and further advancements in price optimization.

Our merchandise gross profit as a percentage of merchandise sales increased 10 basis points in the three months ended September 28, 2013, compared to the three months ended September 29, 2012, primarily due to the elimination of free shipping to Cabela's CLUB members, increased penetration of Cabela's brand merchandise, and fewer sales discounts and markdowns. The increase in our merchandise gross profit as a percentage of merchandise sales was partially offset by an adverse product mix shift due to increased sales of firearms and ammunition, which carry a lower margin.

Selling, Distribution, and Administrative Expenses

Selling, distribution, and administrative expenses include all operating expenses related to our retail stores, Internet website, distribution centers, product procurement, Cabela's CLUB credit card operations, and overhead costs, including: advertising and marketing, catalog costs, employee compensation and benefits, occupancy costs, information systems processing, and depreciation and amortization. Comparisons and analysis of our selling, distribution, and administrative expenses are presented below for the three months ended:

	September 28, 2013	September 29, 2012	Increase (Decrease)	% Change
	(Dollars in Thousands)

Selling, distribution, and administrative expenses	$304,293	$264,136	$40,157	15.2%
SD&A expenses as a percentage of total revenue	35.8%	35.6%	0.2%
Retail store pre-opening costs	$7,808	$4,141	$3,667	88.6

Selling, distribution, and administrative expenses increased $40 million, or 15.2%, in the three months ended September 28, 2013, compared to the three months ended September 29, 2012. Expressed as a percentage of total revenue, selling, distribution, and administrative expenses increased 20 basis points to 35.8% in the three months ended September 28, 2013, compared to the three months ended September 29, 2012. The most significant factors contributing to the changes in selling, distribution, and administrative expenses in these respective periods included:

•
an increase of $24 million in employee compensation, benefits, and contract labor primarily due to the opening of new retail stores and increases in staff for other retail stores, merchandising and distribution centers, credit card growth support, and general corporate overhead support;

•	an increase of $5 million in building expenses and depreciation primarily related to the operations and maintenance of our new and existing retail stores as well as corporate offices;

•	an increase of $3 million in professional fees;

•	an increase of $2 million in advertising, promotional costs related to new and existing retail stores, and direct marketing costs; and

•	an increase of $2 million in software-related expenses primarily to support operational growth.

Significant changes in our consolidated selling, distribution, and administrative expenses related to specific business segments included the following:

Retail Segment:

•
An increase of $15 million in employee compensation, benefits, and contract labor primarily due to the opening of new retail stores and increases in staff for other retail stores and merchandising teams.

•	An increase of $3 million in advertising and promotional costs related to new and existing retail stores.

•	An increase of $3 million in building expenses primarily related to the operations and maintenance of our new and existing retail stores.

Direct Segment:

•	A decrease of $1 million in advertising and direct marketing costs.
Financial Services Segment:

•	An increase of $2 million in employee compensation, benefits, and contract labor to support operational growth.
Corporate Overhead, Distribution Centers, and Other:

•	An increase of $7 million in employee compensation, benefits, and contract labor in general corporate and the distribution centers to support operational growth.

•	An increase of $3 million in professional fees.

•	An increase of $2 million in building expenses primarily related to updates to our corporate offices.

•	An increase of $2 million in software-related expenses primarily to support operational growth.

Operating Income

Operating income is revenue less cost of revenue and selling, distribution, and administrative expenses.  Operating income for our merchandise business segments excludes costs associated with operating expenses of distribution centers, procurement activities, and other corporate overhead costs.

Comparisons and analysis of operating income are presented below for the three months ended:

	September 28, 2013	September 29, 2012	Increase (Decrease)	% Change
	(Dollars in Thousands)

Total operating income	$76,603	$67,113	$9,490	14.1%
Total operating income as a percentage of total revenue	9.0%	9.1%	(0.1)%

Operating income by business segment:
Retail	$103,658	$85,438	$18,220	21.3
Direct	29,284	30,220	(936)	(3.1)
Financial Services	29,182	23,230	5,952	25.6

Operating income as a percentage of segment revenue:
Retail	18.8%	18.7%	0.1%
Direct	14.7	15.4	(0.7)
Financial Services	29.7	27.0	2.7

Operating income increased $9 million, or 14.1%, in the three months ended September 28, 2013, compared to the three months ended September 29, 2012, while operating income as a percentage of revenue decreased 10 basis points to 9.0% in the three months ended September 28, 2013. The increase in total operating income was primarily due to increases in revenue from all business segments as well as an increase in our merchandise gross profit. This improvement was partially offset by higher consolidated operating expenses. Selling, distribution, and administrative expenses increased primarily due to increases in comparable and new store costs and related support areas.

Under an Intercompany Agreement, the Financial Services segment pays to the Retail and Direct business segments a fixed license fee equal to 70 basis points on all originated charge volume of the Cabela's CLUB Visa credit card portfolio. In addition, among other items, the agreement requires the Financial Services segment to reimburse the Retail and Direct segments for certain operating and promotional costs. Fees paid under the Intercompany Agreement by the Financial Services segment to these two segments increased $4 million in the three months ended September 28, 2013, compared to the three months ended September 29, 2012; a $6 million increase to the Retail segment and a $2 million decrease to the Direct segment.

Interest (Expense) Income, Net

Interest expense, net of interest income, was $5 million in both the three months ended September 28, 2013, and the three months ended September 29, 2012.

Other Non-Operating Income, Net

Other non-operating income was $1 million in both the three months ended September 28, 2013, and the three months ended September 29, 2012.  This income is primarily from interest earned on our economic development bonds.

Provision for Income Taxes

Our effective tax rate was 31.3% for the three months ended September 28, 2013, compared to 32.3% for the three months ended September 29, 2012.  The decrease in our effective tax rate comparing the respective periods is primarily due to changes in our assessments of uncertain tax positions related to prior period tax positions and the mix of taxable income between the United States and foreign tax jurisdictions.

Results of Operations - Nine Months Ended September 28, 2013, Compared to September 29, 2012

Revenues

Comparisons and analysis of our revenues are presented below for the nine months ended:

	September 28, 2013		September 29, 2012		Increase (Decrease)	% Change
		%		%
	(Dollars in Thousands)

Retail	$1,521,550	63.1%	$1,185,989	59.5%	$335,561	28.3%
Direct	603,878	25.1	545,466	27.4	58,412	10.7
Financial Services	272,753	11.3	248,654	12.5	24,099	9.7
Other	11,949	0.5	11,827	0.6	122	1.0
Total	$2,410,130	100.0%	$1,991,936	100.0%	$418,194	21.0

Product Sales Mix - The following table sets forth the percentage of our merchandise revenue contributed by major product categories for our Retail and Direct segments and in total for the nine months ended September 28, 2013, and September 29, 2012.

	Retail		Direct		Total
	2013	2012	2013	2012	2013	2012

Hunting Equipment	52.1%	47.2%	45.2%	37.2%	50.2%	44.1%
General Outdoors	29.3	33.3	30.9	36.2	29.7	34.2
Clothing and Footwear	18.6	19.5	23.9	26.6	20.1	21.7
Total	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

Retail Revenue - Retail revenue increased $336 million, or 28.3%, in the nine months ended September 28, 2013, compared to the nine months ended September 29, 2012, primarily due to an increase of $196 million in revenue from the addition of new retail stores comparing the respective periods and an increase in comparable store sales of $132 million. Retail revenue growth was led by an increase in the hunting equipment product category primarily from increases in firearms and ammunition, hunting apparel, archery, and optics.

	Nine Months Ended
	September 28, 2013	September 29, 2012	Increase (Decrease)	% Change
	(Dollars in Thousands)

Comparable stores sales	$1,234,437	$1,102,085	$132,352	12.0%

Direct Revenue - Direct revenue increased $58 million, or 10.7%, in the nine months ended September 28, 2013, compared to the nine months ended September 29, 2012. Direct revenue growth was due to an increase in the hunting equipment product category.

Financial Services Revenue -  The following table sets forth the components of Financial Services revenue for the nine months ended:

	September 28, 2013	September 29, 2012	Increase (Decrease)	% Change
	(Dollars in Thousands)

Interest and fee income	$250,383	$222,137	$28,246	12.7%
Interest expense	(46,863)	(40,379)	6,484	16.1
Provision for loan losses	(33,030)	(29,231)	3,799	13.0
Net interest income, net of provision for loan losses	170,490	152,527	17,963	11.8
Non-interest income:
Interchange income	252,290	220,388	31,902	14.5
Other non-interest income	4,113	11,075	(6,962)	(62.9)
Total non-interest income	256,403	231,463	24,940	10.8
Less: Customer rewards costs	(154,140)	(135,336)	18,804	13.9
Financial Services revenue	$272,753	$248,654	$24,099	9.7

Financial Services revenue increased $24 million, or 9.7%, for the nine months ended September 28, 2013, compared to the nine months ended September 29, 2012. The increase in interest and fee income of $28 million was due to an increase in credit card loans, partially offset by lower LIBOR rates. The increase in interest expense of $6 million was due to the issuances of securitizations and certificates of deposit in 2013 which were used to fund growth. The provision for loan losses increased due to growth in our credit card loan portfolio, even though our net-charge-off rates and allowance for loan losses have decreased. The increases in interchange income of $32 million and customer rewards costs of $19 million was primarily due to an increase in credit card purchases. Interchange income in the nine months ended September 28, 2013, was also increased by $3 million due to adjustments to the estimated liability for the proposed Visa settlement. The decrease in other non-interest income is a result of the discontinuance of the payment assurance program in the third quarter of 2012.

The following table sets forth the components of Financial Services revenue as a percentage of average total credit card loans, including any accrued interest and fees, for the nine months ended:

	September 28, 2013	September 29, 2012

Interest and fee income	9.7%	9.8%
Interest expense	(1.8)	(1.8)
Provision for loan losses	(1.3)	(1.3)
Interchange income	9.8	9.7
Other non-interest income	0.2	0.5
Customer rewards costs	(6.0)	(5.9)
Financial Services revenue	10.6%	11.0%

Key statistics reflecting the performance of Cabela's CLUB are shown in the following chart for the nine months ended:

	September 28, 2013	September 29, 2012	Increase (Decrease)	% Change
	(Dollars in Thousands Except Average Balance per Account )

Average balance of credit card loans (1)	$3,429,045	$3,033,243	$395,802	13.0%
Average number of active credit card accounts	1,659,724	1,504,545	155,179	10.3
Average balance per active credit card account (1)	$2,066	$2,016	$50	2.5
Net charge-offs on credit card loans (1)	$46,776	$42,170	$4,606	10.9
Net charge-offs as a percentage of average credit card loans (1)	1.82%	1.85%	(0.03)%
(1) Includes accrued interest and fees

The average balance of credit card loans increased to $3.4 billion, or 13.0%, for the nine months ended September 28, 2013, compared to the nine months ended September 29, 2012, due to an increase in the number of active accounts and the average balance per account.  The average number of active accounts increased to 1.7 million, or 10.3%, compared to the nine months ended September 29, 2012, due to our successful marketing efforts in new account acquisitions. Net charge-offs as a percentage of average credit card loans decreased to 1.82% for the nine months ended September 28, 2013, down three basis points compared to the nine months ended September 29, 2012, due to improvements in bankruptcies, delinquencies, and delinquency roll-rates, partially offset by a decrease in recoveries. See “Asset Quality of Cabela's CLUB” in this report for additional information on trends in delinquencies and non-accrual loans and analysis of our allowance for loan losses.

Other Revenue

Other revenue was $13 million in both the nine months ended September 28, 2013, and the nine months ended September 29, 2012. In July 2013, we decided that our real estate brokerage business specializing in selling hunting and recreational property will cease. We anticipate that this business will wind down by the end of fiscal year 2014. This will result in an annual reduction of approximately $2 million in other revenue.

Merchandise Gross Profit

Comparisons and analysis of our gross profit on merchandising revenue are presented below for the nine months ended:

	September 28, 2013	September 29, 2012	Increase (Decrease)	% Change
	(Dollars in Thousands)

Merchandise sales	$2,124,538	$1,730,252	$394,286	22.8%
Merchandise gross profit	782,832	629,821	153,011	24.3
Merchandise gross profit as a percentage of merchandise sales	36.8%	36.4%	0.4%

 Merchandise Gross Profit - Our merchandise gross profit increased $153 million, or 24.3%, to $783 million in the nine months ended September 28, 2013, compared to the nine months ended September 29, 2012. The increase in our merchandise gross profit was primarily due to firearms and ammunition, as well as continued improvements in vendor collaboration, an ongoing focus on private label products, and further advancements in price optimization.

Our merchandise gross profit as a percentage of merchandise sales increased 40 basis points in the nine months ended September 28, 2013, compared to the nine months ended September 29, 2012, due in part to continued improvements in pre-season and in-season inventory management and vendor collaboration, the elimination of free shipping to Cabela's CLUB members, increased penetration of Cabela's brand merchandise, and fewer sales discounts and markdowns. The increase in our merchandise gross profit as a percentage of merchandise sales was partially offset by an adverse product mix shift due to increased sales of firearms and ammunition, which carry a lower margin.

Selling, Distribution, and Administrative Expenses

Selling, distribution, and administrative expenses include all operating expenses related to our retail stores, Internet website, distribution centers, product procurement, Cabela's CLUB credit card operations, and overhead costs, including: advertising and marketing, catalog costs, employee compensation and benefits, occupancy costs, information systems processing, and depreciation and amortization. Comparisons and analysis of our selling, distribution, and administrative expenses are presented below for the nine months ended:

	September 28, 2013	September 29, 2012	Increase (Decrease)	% Change
	(Dollars in Thousands)

Selling, distribution, and administrative expenses	$844,448	$719,354	$125,094	17.4%
SD&A expenses as a percentage of total revenue	35.0%	36.1%	(1.1)%
Retail store pre-opening costs	$18,083	$10,330	$7,753	75.1

Selling, distribution, and administrative expenses increased $125 million, or 17.4%, in the nine months ended September 28, 2013, compared to the nine months ended September 29, 2012. However, expressed as a percentage of total revenue, selling, distribution, and administrative expenses decreased 110 basis points to 35.0% in the nine months ended September 28, 2013, compared to the nine months ended September 29, 2012. The most significant factors contributing to the changes in selling, distribution, and administrative expenses in these respective periods included:

•
an increase of $76 million in employee compensation, benefits, and contract labor primarily due to the opening of new retail stores and increases in staff for other retail stores, merchandising and distribution centers, credit card growth support, and general corporate overhead support;

•	an increase of $15 million in building expenses and depreciation primarily related to the operations and maintenance of our new and existing retail stores as well as corporate offices;

•	an increase of $12 million in advertising, promotional costs related to new and existing retail stores, and direct marketing costs;

•	an increase of $9 million in professional fees; and

•	an increase of $5 million in software-related expenses primarily to support operational growth.

Significant changes in our consolidated selling, distribution, and administrative expenses related to specific business segments included the following:

Retail Segment:

•
An increase of $44 million in employee compensation, benefits, and contract labor primarily due to the opening of new retail stores and increases in staff for other retail stores and merchandising teams.

•	An increase of $9 million in building expenses and depreciation primarily related to the operations and maintenance of our new and existing retail stores as well as corporate offices.

•	An increase of $7 million in advertising and promotional costs related to new and existing retail stores.

Direct Segment:

•
An increase of $4 million in advertising and direct marketing costs primarily due to increases in our national brand advertising, Internet related expenses due to our expanded use of digital marketing channels, and enhancements to our website.

•	An increase of $3 million in employee compensation, benefits, and contract labor.

•	An increase of $2 million in professional fees.

Financial Services Segment:

•	An increase of $3 million in employee compensation, benefits, and contract labor to support operational growth.

Corporate Overhead, Distribution Centers, and Other:

•	An increase of $26 million in employee compensation, benefits, and contract labor in general corporate and the distribution centers to support operational growth.

•	An increase of $6 million in costs primarily related to the operations and maintenance of our corporate offices.

•	An increase of $5 million in professional fees.

•	An increase of $5 million in software-related expenses primarily to support operational growth.

Impairment and Restructuring Charges

We recognized an impairment loss totaling $1 million in the nine months ended September 28, 2013, related to the closure of our former Winnipeg retail store and the opening of a new next-generation store in Winnipeg in May 2013. The impairment loss of $1 million included leasehold improvements write-offs as well as lease cancellation and restoration costs. No impairment losses were recognized in the nine months ended September 29, 2012.

Operating Income

Comparisons and analysis of operating income are presented below for the nine months ended:

	September 28, 2013	September 29, 2012	Increase (Decrease)	% Change
	(Dollars in Thousands)

Total operating income	$222,653	$171,517	$51,136	29.8%
Total operating income as a percentage of total revenue	9.2%	8.6%	0.6%

Operating income by business segment:
Retail	$279,409	$200,889	$78,520	39.1
Direct	104,912	93,559	11,353	12.1
Financial Services	79,198	73,508	5,690	7.7

Operating income as a percentage of segment revenue:
Retail	18.4%	16.9%	1.5%
Direct	17.4	17.2	0.2
Financial Services	29.0	29.6	(0.6)

Operating income increased $51 million, or 29.8%, in the nine months ended September 28, 2013, compared to the nine months ended September 29, 2012, and operating income as a percentage of revenue increased 60 basis points to 9.2% in the nine months ended September 28, 2013. The increases in total operating income and total operating income as a percentage of total revenue were primarily due to increases in revenue from all business segments as well as an increase in our merchandise gross profit. These improvements were partially offset by higher consolidated operating expenses. Selling, distribution, and administrative expenses increased primarily due to increases in comparable and new store costs and related support areas.

Under an Intercompany Agreement, the Financial Services segment pays to the Retail and Direct business segments a fixed license fee equal to 70 basis points on all originated charge volume of the Cabela's CLUB Visa credit card portfolio. In addition, among other items, the agreement requires the Financial Services segment to reimburse the Retail and Direct segments for certain operating and promotional costs. Fees paid under the Intercompany Agreement by the Financial Services segment to these two segments increased $15 million in the nine months ended September 28, 2013, compared to the nine months ended September 29, 2012; a $15 million increase to the Retail segment and no change to the Direct segment.

Interest (Expense) Income, Net

Interest expense, net of interest income, was $14 million in the nine months ended September 28, 2013, compared to $16 million in the nine months ended September 29, 2012. The decrease in the nine months ended September 28, 2013, is in part due to a higher amount of interest capitalized in 2013 related to increased store expansion activity.

Other Non-Operating Income, Net

Other non-operating income was $4 million in both the nine months ended September 28, 2013, and the nine months ended September 29, 2012.

Provision for Income Taxes

Our effective tax rate was 32.0% for the nine months ended September 28, 2013, compared to 33.9% for the nine months ended September 29, 2012.  The decrease in our effective tax rate comparing the respective periods is primarily due to the settlement of state income taxes during the nine months ended September 29, 2012, and to changes in our assessments of uncertain tax positions related to prior period tax positions.

Asset Quality of Cabela's CLUB

Delinquencies and Non-Accrual

We consider the entire balance of an account, including any accrued interest and fees, delinquent if the minimum payment is not received by the payment due date. Our aging method is based on the number of completed billing cycles during which a customer has failed to make a required payment. As part of collection efforts, a credit card loan may be closed and placed on non-accrual or restructured in a fixed payment plan prior to charge off. Our fixed payment plans require payment of the loan within 60 months and consist of a lower interest rate, reduced minimum payment, and elimination of fees.  Loans on fixed payment plans include loans in which the customer has engaged a consumer credit counseling agency to assist them in managing their debt. Customers who miss two consecutive payments once placed on a payment plan or non-accrual will resume accruing interest at the rate they had accrued at before they were placed on a plan. Interest and fees are accrued in accordance with the terms of the applicable cardholder agreements or payment plan on credit card loans until the date of charge-off unless placed on non-accrual. Payments received on non-accrual loans will be applied to principal and reduce the amount of the loan.

The quality of our credit card loan portfolio at any time reflects, among other factors: 1) the creditworthiness of cardholders, 2) general economic conditions, 3) the success of our account management and collection activities, and 4) the life-cycle stage of the portfolio.  During periods of economic weakness, delinquencies and net charge-offs are more likely to increase. We have mitigated periods of economic weakness by selecting a customer base that is very creditworthy.  We use the scores of Fair Isaac Corporation ("FICO"), a widely-used tool for assessing an individual's credit rating, as the primary credit quality indicator. The median FICO score of our credit cardholders was 793 at September 28, 2013, December 29, 2012, and September 29, 2012.

The following table reports delinquencies, including any delinquent non-accrual and restructured credit card loans, as a percentage of our credit card loans, including any accrued interest and fees, in a manner consistent with our monthly external reporting at the periods ended:

	September 28, 2013	December 29, 2012	September 29, 2012
Number of days delinquent:
Greater than 30 days	0.71%	0.72%	0.81%
Greater than 60 days	0.42	0.46	0.49
Greater than 90 days	0.21	0.24	0.26

Delinquencies at September 28, 2013, declined compared to December 29, 2012, and September 29, 2012, as a result of improvements in the economic environment and our conservative underwriting criteria and active account management.
The table below shows delinquent, non-accrual, and restructured loans as a percentage of our credit card loans, including any accrued interest and fees, at the periods ended:

	September 28, 2013	December 29, 2012	September 29, 2012
Number of days delinquent and still accruing (1):
Greater than 30 days	0.58%	0.57%	0.64%
Greater than 60 days	0.34	0.36	0.38
Greater than 90 days	0.17	0.19	0.20
(1) Excludes non-accrual and restructured loans which are presented below.

Non-accrual	0.16	0.17	0.19
Restructured	1.09	1.35	1.50

Allowance for Loan Losses and Charge-offs

The allowance for loan losses represents management's estimate of probable losses inherent in the credit card loan portfolio. The allowance for loan losses is established through a charge to the provision for loan losses and is regularly evaluated by management for adequacy. Loans on a payment plan or non-accrual are segmented from the rest of the credit card loan portfolio into a restructured credit card loan segment before establishing an allowance for loan losses as these loans have a higher probability of loss. Management estimates losses inherent in the credit card loans segment and restructured credit card loans segment based on a model which tracks historical loss experience on delinquent accounts, bankruptcies, death, and charge-offs, net of estimated recoveries. The Financial Services segment uses a migration analysis and historical bankruptcy and death rates to estimate the likelihood that a credit card loan in the credit card loan segment will progress through the various stages of delinquency and to charge-off. This analysis estimates the gross amount of principal that will be charged off over the next twelve months, net of recoveries. The Financial Services segment uses historical charge-off rates to estimate the likelihood that a restructured credit card loan will charge-off over the life of the loan, net of recoveries. This estimate is used to derive an estimated allowance for loan losses. In addition to these methods of measurement, management also considers other factors such as general economic and business conditions affecting key lending areas, credit concentration, changes in origination and portfolio management, and credit quality trends. Since the evaluation of the inherent loss with respect to these factors is subject to a high degree of uncertainty, the measurement of the overall allowance is subject to estimation risk, and the amount of actual losses can vary significantly from the estimated amounts.

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

The following table shows the activity in our allowance for loan losses and charge off activity for the periods presented:

	Three Months Ended		Nine Months Ended
	September 28, 2013	September 29, 2012	September 28, 2013	September 29, 2012
	(Dollars in Thousands)

Balance, beginning of period	$62,500	$67,050	$65,600	$73,350
Provision for loan losses	8,404	10,387	33,030	29,231

Charge-offs	(17,477)	(15,736)	(54,426)	(50,582)
Recoveries	3,943	4,049	13,166	13,751
Net charge-offs	(13,534)	(11,687)	(41,260)	(36,831)
Balance, end of period	$57,370	$65,750	$57,370	$65,750

Net charge-offs on credit card loans	$(13,534)	$(11,687)	$(41,260)	$(36,831)
Charge-offs of accrued interest and fees (recorded as a reduction in interest and fee income)	(1,778)	(1,689)	(5,516)	(5,339)
Total net charge-offs including accrued interest and fees	$(15,312)	$(13,376)	$(46,776)	$(42,170)

Net charge-offs including accrued interest and fees as a percentage of average credit card loans	1.72%	1.71%	1.82%	1.85%

For the nine months ended September 28, 2013, net charge-offs as a percentage of average credit card loans decreased to 1.82%, down three basis points compared to 1.85% for the nine months ended September 29, 2012. We believe our charge-off levels remain well below industry averages.  Our net charge-off rates and allowance for loan losses have decreased due to improved outlooks in the quality of our credit card portfolio evidenced by lower delinquencies and delinquency roll-rates and favorable charge-off trends.

Liquidity and Capital Resources

Overview

Our Retail and Direct segments and our Financial Services segment have significantly differing liquidity and capital needs. We believe that we will have sufficient capital available from cash on hand, our revolving credit facility, and other borrowing sources to fund our cash requirements and near-term growth plans for at least the next 12 months. We continually evaluate the credit markets for certificates of deposit and securitizations to determine the most cost effective source of funds for the Financial Services segment. At September 28, 2013, December 29, 2012, and September 29, 2012, cash on a consolidated basis totaled $410 million, $289 million, and $266 million, respectively, of which $335 million, $91 million, and $205 million, respectively, was cash at the Financial Services segment which will be utilized to meet this segment's liquidity requirements.
As of September 28, 2013, cash and cash equivalents held by our foreign subsidiaries totaled $59 million.  Our intent is to permanently reinvest a portion of these funds from earnings outside the United States for capital expansion and to repatriate a portion of these funds. Based on our current projected capital needs and the current amount of cash and cash equivalents held by our foreign subsidiaries, we do not anticipate incurring any material tax costs beyond our accrued tax position in connection with any repatriation, but we may be required to accrue for unanticipated additional tax costs in the future if our expectations or the amount of cash held by our foreign subsidiaries change.

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
Our unsecured $415 million revolving credit facility and unsecured senior notes contain certain financial covenants, including the maintenance of minimum debt coverage, a fixed charge coverage ratio, a leverage ratio, and a minimum consolidated net worth standard. In the event that we failed to comply with these covenants, a default would trigger and all principal and outstanding interest would immediately be due and payable. At September 28, 2013, we were in compliance with all financial covenants under our credit agreements and unsecured notes. We anticipate that we will continue to be in compliance with all financial covenants under our credit agreements and unsecured notes through at least the next 12 months.

Effective August 28, 2013, we entered into an unsecured $20 million Canadian ("CAD") revolving credit facility for our operations in Canada. Borrowings are payable on demand with interest payable monthly. The credit facility permits the issuance of letters of credit up to $10 million CAD in the aggregate, which reduce the overall credit limit available under the credit facility.

We announced on February 14, 2013, that we intend to repurchase up to 750,000 shares of our outstanding common stock in open market transactions through February 2014 pursuant to our share repurchase program. The share repurchase program does not obligate us to repurchase any outstanding shares of our common stock, and the program may be limited or terminated at any time. During the nine months ended September 28, 2013, we repurchased 181,179 shares of our common stock, which included 163,740 shares purchased for $10 million, as well as 17,439 withheld (under the terms of grants pursuant to a stock compensation plan) to offset tax withholding obligations upon the vesting and release of certain restricted shares.

Financial Services Segment – The primary cash requirements of the Financial Services segment relate to the financing of credit card loans.  These cash requirements will increase if our credit card originations increase or if our cardholders' balances or spending increase. The Financial Services segment sources operating funds in the ordinary course of business through various financing activities, which include funding obtained from securitization transactions, obtaining brokered and non-brokered certificates of deposit, borrowing under its federal funds purchase agreements, and generating cash from operations. During the nine months ended September 28, 2013, the Financial Services segment issued $390 million in certificates of deposit, early renewed its $300 million variable funding facility, extending the commitment for an additional two years, and completed term securitizations of $385 million and $350 million that will mature in February 2023 and August 2018, respectively. We believe that these liquidity sources are sufficient to fund the Financial Services segment's foreseeable cash requirements and near-term growth plans.

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

On July 9, 2013, the FDIC adopted an interim final rule which revises its risk-based and leverage capital requirements for FDIC-supervised institutions. This interim final rule is substantially identical to a joint final rule issued by the Office of the Comptroller of the Currency and the Board of Governors of the Federal Reserve System on July 2, 2013. The interim final rules and the joint final rules implement the regulatory capital reforms recommended by the Basel Committee on Banking Supervision in December 2010 and capital reforms required by the Reform Act. Among other things, the interim final rules and the joint final rules revise the agencies' prompt corrective action framework by introducing a common equity tier 1 capital requirement and a higher minimum tier 1 capital requirement. In addition, the interim final rules and the joint final rules include a supplementary leverage ratio for depository institutions subject to the advanced approaches capital rules. The phase-in period for the interim final rule will begin for WFB in January 2015. WFB is continuing to assess how the interim final rules and the joint final rules will impact WFB and its ability to comply with the new common equity tier 1 capital requirement and higher minimum tier 1 capital requirement.

The ability of the Financial Services segment to engage in securitization transactions on favorable terms or at all could be adversely affected by disruptions in the capital markets or other events, which could materially affect our business and cause the Financial Services segment to lose an important source of capital.  The Reform Act, which was signed into law in July 2010, will also affect a number of significant changes relating to asset-backed securities, including additional oversight and regulation of credit rating agencies and additional reporting and disclosure requirements. In December 2012, the Staff of the Division of Markets and Trading of the SEC issued its Report to Congress on Assigned Credit Ratings pursuant to the provisions of the Reform Act.  In the Report, the Staff analyzed the manner in which credit rating agencies are currently compensated in connection with the issuance of credit ratings of asset-backed securities and various alternative compensation structures.  It is unclear if or when Congress or the SEC will take any further legislative or regulatory action in response to the issues considered in the Report.  If any further legislative or regulatory action is taken in response to these issues, the ability and willingness of WFB to continue to rely on the securitization market for funding could be adversely affected. The changes resulting from the Reform Act may impact our profitability, require changes to certain Financial Services segment business practices, impose upon the Financial Services segment more stringent capital, liquidity, and leverage ratio requirements, increase FDIC deposit insurance premiums, or otherwise adversely affect the Financial Services segment's business. These changes may also require the Financial Services segment to invest significant management attention and resources to evaluate and make necessary changes.
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

On July 26, 2011, the SEC re-proposed certain rules for asset-backed securities offerings (“SEC Regulation AB II”) which were originally proposed by the SEC on April 7, 2010. If adopted, SEC Regulation AB II would substantially change the disclosure, reporting, and offering process for public and private offerings of asset-backed securities. As currently proposed, SEC Regulation AB II would, among other things, impose as a condition for the shelf registration of asset-backed securities the filing of a certification concerning the disclosure contained in the prospectus and the design of the securitization at the time of each offering off the shelf and the appointment of a credit risk manager to review assets when credit enhancement requirements are not met or at the direction of investors. Issuers of publicly offered asset-backed securities would be required to disclose more information regarding the underlying assets. Moreover, proposed SEC Regulation AB II would alter the safe harbor standards for private placements of asset-backed securities imposing informational requirements similar to those applicable to registered public offerings. The final form that SEC Regulation AB II may take is uncertain at this time, but it may impact the Financial Services segment's ability and/or desire to sponsor securitization transactions in the future.

On August 28, 2013, pursuant to the provisions of the Reform Act, the SEC, the Federal Reserve, the FDIC, and certain other federal agencies re-proposed regulations requiring securitization sponsors to retain an economic interest in assets that they securitize. We cannot predict at this time whether WFB’s existing forms of risk retention will satisfy the regulatory requirements, whether structural changes will be necessary, or whether the final rules will impact the Financial Services segment’s ability or desire to continue to rely on the securitization market for funding.

Operating, Investing, and Financing Activities

The following table presents changes in our cash and cash equivalents for the nine months ended:

	September 28, 2013	September 29, 2012
	(In Thousands)

Net cash provided by operating activities	$94,193	$57,578
Net cash used in investing activities	(559,658)	(260,487)
Net cash provided by financing activities	586,448	163,905

2013 versus 2012

Operating Activities - Cash from operating activities increased $37 million in the nine months ended September 28, 2013, compared to the nine months ended September 29, 2012. Comparing the respective periods, cash generated from operations increased $39 million, and we had net increases of $47 million in income taxes receivable and $40 million in prepaid expenses and other current assets. Partially offsetting these increases in cash from operations were decreases of $59 million relating to accounts payable and accrued expenses and $36 million relating to inventories. Inventories increased $263 million during the current year to $816 million at September 28, 2013, while increasing $227 million during the nine months ended September 29, 2012, to a balance of $722 million at September 29, 2012. The increase in inventories in 2013 is primarily due to the addition of new retail stores.

Investing Activities - Cash used in investing activities increased $299 million in the nine months ended September 28, 2013, compared to the nine months ended September 29, 2012. Cash paid for property and equipment totaled $278 million in the nine months ended September 28, 2013, compared to $144 million in the nine months ended September 29, 2012. We expect property and equipment additions to approximate between $300 million and $325 million for fiscal year 2013. At September 28, 2013, we estimated total capital expenditures for the development, construction, and completion of retail stores to approximate $260 million through the next 12 months. We expect to fund our capital expenditures primarily with cash from operations. In addition, net cash flows from credit card loans originated externally decreased $16 million, and net cash flows from restricted cash decreased by $10 million compared to the respective period a year ago. The Financial Services segment also purchased $135 million of U.S. government agency held-to-maturity securities during the nine months ended
September 28, 2013, which mature in the fourth quarter of 2013.

Financing Activities - Cash provided by financing activities increased $422 million in the nine months ended
September 28, 2013, compared to the nine months ended September 29, 2012.  Comparing the respective periods, this net change was primarily due to an increase in net repayments on secured obligations of the Trust of the Financial Services segment by $335 million in the nine months ended September 28, 2013, compared to the nine months ended September 29, 2012. Additionally, we had increases of $90 million in net borrowings on revolving credit facilities and inventory financing and $19 million due to less cash spent on the purchase of treasury stock. Partially offsetting these increases was a net decrease in cash on the exercise of employee stock options and employee stock purchase plan issuances by $29 million when comparing the respective periods.

The following table presents the borrowing activities of our merchandising business and the Financial Services segment for the nine months ended:

	September 28, 2013	September 29, 2012
	(In Thousands)

Borrowings on revolving credit facilities and inventory financing, net	$204,533	$114,723
Secured borrowings (repayments) of the Trust, net	299,750	(35,000)
Repayments of long-term debt	(8,336)	(8,325)
Total	$495,947	$71,398

The following table summarizes our availability under the Company's debt and credit facilities, excluding the facilities of the Financial Services segment, at the periods ended:

	September 28, 2013	September 29, 2012
	(In Thousands)

Amounts available for borrowing under credit facilities (1)	$435,000	$430,000
Principal amounts outstanding	(204,364)	(115,000)
Outstanding letters of credit and standby letters of credit	(27,753)	(25,856)
Remaining borrowing capacity, excluding the Financial Services segment facilities	$202,883	$289,144

(1)
Consists of our revolving credit facility of $415 million for both periods, and $20 million CAD and $15 million CAD in credit facilities at September 28, 2013, and September 29, 2012, respectively, for our operations in Canada.

The Financial Services segment also has total borrowing availability of $85 million under its agreements to borrow federal funds.  At September 28, 2013, the entire $85 million of borrowing capacity was available.

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

In addition, our unsecured senior notes contain various covenants and restrictions that are usual and customary for transactions of this type. Also, the debt agreements contain cross default provisions to other outstanding credit facilities. In the event that we failed to comply with these covenants, a default would trigger and all principal and outstanding interest would immediately be due and payable. At September 28, 2013, we were in compliance with all financial covenants under our credit agreements and unsecured notes. We anticipate that we will continue to be in compliance with all financial covenants under our credit agreements and unsecured notes through the next 12 months.

Our unsecured $20 million CAD revolving credit facility also permits the issuance of letters of credit up to $10 million CAD in the aggregate, which reduce the overall credit limit available under the credit facility.

Economic Development Bonds and Grants

Economic Development Bonds - Economic development bonds are related to the Company's government economic assistance arrangements relating to the construction of new retail stores or retail development. State or local governments may sell economic development bonds primarily to provide funding for the construction and equipping of our retail stores. In the past, we have primarily been the sole purchaser of these bonds. While purchasing these bonds involves an initial cash outlay by us in connection with a new store or property, some or all of these costs can be recaptured through the repayments of the bonds. The payments of principal and interest on the bonds are typically tied to sales, property, or lodging taxes generated from the store and, in some cases, from businesses in the surrounding area, over periods which range between 15 and 30 years. Some of our bonds may be repurchased for par value by the governmental entity prior to the maturity date of the bonds. The governmental entity from which we purchase the bonds is not otherwise liable for repayment of principal and interest on the bonds to the extent that the associated taxes are insufficient to pay the bonds. If sufficient tax revenue is not generated by the subject properties, we will not receive scheduled payments and will be unable to realize the full value of the bonds carried on our condensed consolidated balance sheet. At September 28, 2013, December 29, 2012, and September 29, 2012, economic development bonds totaled $79 million, $85 million, and $93 million, respectively.

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

Grants - We generally have received grant funding in exchange for commitments made by us to the state or local government providing the funding. The commitments, such as assurance of agreed employment and wage levels at our retail stores or that the retail store will remain open, typically phase out over approximately five to ten years. If we fail to maintain the commitments during the applicable period, the funds we received may have to be repaid or other adverse consequences may arise, which could affect our cash flows and profitability.  At each period ended September 28, 2013, December 29, 2012, and September 29, 2012, the total amount of grant funding subject to specific contractual remedies was $7 million.

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

Another feature, which is applicable to the notes issued from the Trust, is one in which excess cash flows generated by the transferred loans are held at the Trust for the benefit of the investors. This cash reserve account funding is triggered when the three-month average excess spread rate of the Trust decreases to below 4.50% with increasing funding requirements as excess spread levels decline below preset levels or as contractually required by the governing documents. Similar to early amortization, this feature also is designed to protect the investors' interests from loss thus making the cash restricted.  Upon scheduled maturity or early amortization of a securitization, the Financial Services segment is required to remit principal payments received on the securitized pool of loans to the Trust which are restricted for the repayment of the investors' principal note.

The total amounts and maturities for our credit card securitizations as of September 28, 2013, were as follows:

Series	Type	Total Available Capacity	Third Party Investor Available Capacity	Third Party Investor Outstanding	Interest Rate	Expected Maturity
		(Dollars in Thousands)

2010-I	Term	$45,000	$—	$—	Fixed	January 2015
2010-I	Term	255,000	255,000	255,000	Floating	January 2015
2010-II	Term	165,000	127,500	127,500	Fixed	September 2015
2010-II	Term	85,000	85,000	85,000	Floating	September 2015
2011-II	Term	200,000	155,000	155,000	Fixed	June 2016
2011-II	Term	100,000	100,000	100,000	Floating	June 2016
2011-IV	Term	210,000	165,000	165,000	Fixed	October 2016
2011-IV	Term	90,000	90,000	90,000	Floating	October 2016
2012-I	Term	350,000	275,000	275,000	Fixed	February 2017
2012-I	Term	150,000	150,000	150,000	Floating	February 2017
2012-II	Term	375,000	300,000	300,000	Fixed	June 2017
2012-II	Term	125,000	125,000	125,000	Floating	June 2017
2013-I	Term	385,000	327,250	327,250	Fixed	February 2023
2013-II	Term	152,500	100,000	100,000	Fixed	August 2018
2013-II	Term	197,500	197,500	197,500	Floating	August 2018
Total term		2,885,000	2,452,250	2,452,250

2008-III	Variable Funding	260,115	225,000	—	Floating	March 2015
2011-I	Variable Funding	352,941	300,000	—	Floating	March 2016
2011-III	Variable Funding	411,765	350,000	—	Floating	September 2014
Total variable		1,024,821	875,000	—
Total available		$3,909,821	$3,327,250	$2,452,250

We have been, and will continue to be, particularly reliant on funding from securitization transactions for the Financial Services segment. A failure to renew existing facilities or to add additional capacity on favorable terms as it becomes necessary could increase our financing costs and potentially limit our ability to grow the business of the Financial Services segment. Unfavorable conditions in the asset-backed securities markets generally, including the unavailability of commercial bank liquidity support or credit enhancements, could have a similar effect. During the nine months ended September 28, 2013, the Financial Services segment issued $390 million in certificates of deposit, early renewed its $300 million variable funding facility, extending the commitment for an additional two years, and completed term securitizations of $385 million and $350 million that will mature in February 2023 and August 2018, respectively. We believe that these liquidity sources are sufficient to fund the Financial Services segment's foreseeable cash requirements, including certificate of deposit maturities, and near-term growth plans.

Furthermore, the securitized credit card loans of the Financial Services segment could experience poor performance, including increased delinquencies and credit losses, lower payment rates, or a decrease in excess spreads below certain thresholds. This could result in a downgrade or withdrawal of the ratings on the outstanding securities issued in the Financial Services segment's securitization transactions, cause early amortization of these securities, or result in higher required credit enhancement levels.  Credit card loans performed within established guidelines and no events which could trigger an early amortization occurred during the nine months ended September 28, 2013, the year ended December 29, 2012, and the nine months ended September 29, 2012.

Certificates of Deposit

The Financial Services segment utilizes brokered and non-brokered certificates of deposit to partially finance its operating activities that are issued in minimum amounts of one hundred thousand dollars in various maturities.  At September 28, 2013, the Financial Services segment had $1.1 billion of certificates of deposit outstanding with maturities ranging from October 2013 to July 2023 and with a weighted average effective annual fixed rate of 2.30%. This outstanding balance compares to $1.0 billion at December 29, 2012 and $1.1 billion at September 29, 2012, with weighted average effective annual fixed rates of 2.22% and 2.29%, respectively.

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

Credit Card Limits - The Financial Services segment bears off-balance sheet risk in the normal course of its business. One form of this risk is through the Financial Services segment's commitment to extend credit to cardholders up to the maximum amount of their credit limits. The aggregate of such potential funding requirements totaled $25 billion above existing balances at the end of September 28, 2013. These funding obligations are not included on our condensed consolidated balance sheet.  While the Financial Services segment has not experienced, and does not anticipate that it will experience, a significant draw down of unfunded credit lines by its cardholders, such an event would create a cash need at the Financial Services segment which likely could not be met by our available cash and funding sources. The Financial Services segment has the right to reduce or cancel these available lines of credit at any time.

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

The table below shows the mix of our credit card account balances as a percentage of total balances outstanding at the periods ended:

	September 28, 2013	December 29, 2012	September 29, 2012

Balances carrying an interest rate based upon various interest rate indices	66.0%	62.3%	65.2%
Balances carrying an interest rate of 7.99% or 9.99%	4.1	4.2	3.7
Balances carrying a promotional interest rate of 0.00%	0.2	0.2	0.2
Balances not carrying interest because the previous month balance was paid in full	29.7	33.3	30.9
Total	100.0%	100.0%	100.0%

Charges on the credit cards issued by the Financial Services segment were priced at a margin over various defined lending rates.  No interest is charged if the account is paid in full within 25 days of the billing cycle, which represented 29.7% of total balances outstanding at September 28, 2013.  Some of the zero percentage promotion expenses are passed through to the merchandise vendors for each specific promotion offered.

Management has performed several interest rate risk analyses to measure the effects of the timing of the repricing of our interest sensitive assets and liabilities. Based on these analyses, at September 28, 2013, we believe that an increase in LIBOR is more likely; therefore, we believe that an immediate increase in interest rates of 50 basis points would result in a pre-tax increase to projected earnings of approximately $7 million for the Financial Services segment over the next 12 months.

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

In connection with this quarterly report on Form 10-Q, our Chief Executive Officer and Chief Financial Officer evaluated, with the participation of our management, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on management's evaluation, our Chief Executive Officer and Chief Financial Officer each concluded that our disclosure controls and procedures were effective as of September 28, 2013.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended September 28, 2013, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The following table shows the stock repurchase activity of the Company for each of the three fiscal months in the third fiscal quarter ended September 28, 2013:

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet be Purchased Under Publicly Announced Plans or Programs

June 30 through July 27, 2013	17,439 (1)	$66.55	—	586,260
July 28 through August 30, 2013	—	—	—	586,260
August 31 through September 28, 2013	—	—	—	586,260
Total	17,439 (1)	$66.55	—

(1)
Reflects common stock withheld (under the terms of grants pursuant to a stock compensation plan) to offset tax withholding obligations upon the vesting and release of restricted shares on July 7, 2013.

Item 3.	Defaults Upon Senior Securities.
Not applicable.

Item 4.	Mine Safety Disclosures.
Not applicable.

Item 5.	Other Information.
Not applicable.

Item 6.	Exhibits.

(a)           Exhibits.

Exhibit Number	Description

31.1	Certification of CEO Pursuant to Rule 13a-14(a) under the Exchange Act

31.2	Certification of CFO Pursuant to Rule 13a-14(a) under the Exchange Act

32.1	Certifications Pursuant to 18 U.S.C. Section 1350

101.INS	XBRL Instance Document	Filed with this report.

101.SCH	XBRL Taxonomy Extension Schema Document	Submitted electronically with this report.

101.CAL	XBRL Taxonomy Calculation Linkbase Document	Submitted electronically with this report.

101.LAB	XBRL Taxonomy Label Linkbase Document	Submitted electronically with this report.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Submitted electronically with this report.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Submitted electronically with this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CABELA'S INCORPORATED

Dated:	October 25, 2013	By:	/s/ Thomas L. Millner
Thomas L. Millner
President and Chief Executive Officer

Dated:	October 25, 2013	By:	/s/ Ralph W. Castner
Ralph W. Castner
Executive Vice President and Chief Financial Officer

Exhibit Index

Exhibit Number	Description

31.1	Certification of CEO Pursuant to Rule 13a-14(a) under the Exchange Act

31.2	Certification of CFO Pursuant to Rule 13a-14(a) under the Exchange Act

32.1	Certifications Pursuant to 18 U.S.C. Section 1350

101.INS	XBRL Instance Document	Filed with this report.

101.SCH	XBRL Taxonomy Extension Schema Document	Submitted electronically with this report.

101.CAL	XBRL Taxonomy Calculation Linkbase Document	Submitted electronically with this report.

101.LAB	XBRL Taxonomy Label Linkbase Document	Submitted electronically with this report.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Submitted electronically with this report.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Submitted electronically with this report.