Form 10-K
period 2013-12-28
CABELAS INC
filed 2014-02-21
CIK 1267130

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

Form 10-K
_________________
(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 28, 2013
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The aggregate market value of the voting common equity held by non-affiliates of the registrant was approximately $2,356,703,180 as of June 28, 2013 (the last business day of the registrant’s most recently completed second fiscal quarter), based upon the closing price of the registrant’s Class A Common Stock on that date as reported on the New York Stock Exchange.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.
Common stock, $0.01 par value: 70,660,095 shares as of February 10, 2014.

DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the registrant’s definitive Proxy Statement for the 2014 Annual Meeting of Shareholders are incorporated by reference into Part III of this Form 10-K to the extent stated herein.

Special Note Regarding Forward-Looking Statements

This report contains “forward-looking statements” that are based on our beliefs, assumptions, and expectations of future events, taking into account the information currently available to us. All statements other than statements of current or historical fact contained in this report are forward-looking statements within the meaning of the Private Securities Litigation Reform Act. The words “believe,” “may,” “should,” “anticipate,” “estimate,” “expect,” “intend,” “objective,” “seek,” “plan,” and similar statements are intended to identify forward-looking statements. Forward-looking statements involve risks and uncertainties that may cause our actual results, performance, or financial condition to differ materially from the expectations of future results, performance, or financial condition we express or imply in any forward-looking statements. These risks and uncertainties include, but are not limited to:

•	the state of the economy and the level of discretionary consumer spending, including changes in consumer preferences, demand for firearms and ammunition, and demographic trends;

•	adverse changes in the capital and credit markets or the availability of capital and credit;

•	our ability to successfully execute our omni-channel strategy;

•	increasing competition in the outdoor sporting goods industry and for credit card products and reward programs;

•	the cost of our products, including increases in fuel prices;

•	the availability of our products due to political or financial instability in countries where the goods we sell are manufactured;

•	supply and delivery shortages or interruptions, and other interruptions or disruptions to our systems, processes, or controls, caused by system changes or other factors;

•	increased or adverse government regulations, including regulations relating to firearms and ammunition;

•	our ability to protect our brand, intellectual property, and reputation;

•	our ability to prevent cybersecurity breaches and mitigate cybersecurity risks;

•
the outcome of litigation, administrative, and/or regulatory matters (including a Commissioner's charge we received from the Chair of the U. S. Equal Employment Opportunity Commission ("EEOC") in January 2011, audits by tax authorities, and compliance examinations by the Federal Deposit Insurance Corporation ("FDIC"));

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

CABELA’S INCORPORATED
FORM 10-K
FOR THE FISCAL YEAR ENDED DECEMBER 28, 2013

PART I

ITEM 1. BUSINESS

Overview
We are a leading specialty retailer, and the world’s largest direct marketer, of hunting, fishing, camping, and related outdoor merchandise. Since our founding in 1961, Cabela’s® has become one of the most well-known outdoor recreation brands in the world, and we have long been recognized as the “World’s Foremost Outfitter®.” Through our growing number of retail stores, and our well-established direct business, we believe we offer the widest and most distinctive selection of high-quality outdoor products at competitive prices, while providing superior customer service. We also issue the Cabela’s CLUB® Visa credit card, which serves as our primary customer loyalty rewards program. Refer to Note 23 “Segment Reporting” of the Notes to Consolidated Financial Statements and our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for additional financial information regarding our Retail, Direct, and Financial Services businesses. Cabela’s Incorporated and its wholly-owned subsidiaries are referred to herein as “Cabela’s,” “Company,” “we,” “our,” or “us."
Retail Business
At the end of 2013, we operated 50 retail stores, 46 stores in 26 states and four stores in Canada. During 2013, we opened 10 retail stores, nine stores in the United States and one in Canada, and relocated a store in Canada. The opening of these retail stores, and the expansion of the relocated store, increased our total retail square footage to 5.9 million square feet at the end of 2013, up 15% over 2012. Our Retail segment generated revenue of $2.2 billion in 2013, representing 69.6% of total revenue combined from our Retail and Direct businesses.
Customer Relations. In order to better serve our customers, we continue focusing our efforts on offering customers integrated opportunities to access and use our retail stores, web and social media channels, and catalogs. Our omni-channel model employs the same merchandising team, distribution centers, customer database, and infrastructure, which we continue to leverage by building on the strengths of each channel. Customer service venues include in-store pick-up for website orders, in-store Cabela's website kiosks, and catalog order desks. Our in-store kiosks provide our customers access to our entire inventory assortment, allowing customers to place orders for items that may be out of stock in our retail stores or to purchase items only available on our website. Our in-store pick-up program allows customers to order products through our website and catalogs and have them delivered to the retail store of their choice without incurring shipping costs, which increases foot traffic in our stores. Conversely, our retail stores introduce customers to our website and catalog channels.
Retail Store Formats. Our retail store concept is designed to appeal to customers from a broad geographic and demographic range. Our retail stores currently range in size from 40,000 to 246,000 square feet.
Our next-generation store format, with more standardized store sizes, expedites store development time and allows us to pursue the best retail locations, is adaptable to more markets, improves time to market, and allows us to be more efficient in our operations by reducing our capital investment requirements and increasing sales per square foot. Our next-generation stores range in size from approximately 50,000 to 100,000 square feet. Our next-generation store format improves our return on invested capital and better serves our customers by providing shopper-friendly layouts with regionalized product mixes, concept shops, and new product displays and fixtures with enhanced features. The exterior of our next-generation stores reflects our traditional store model.
We developed our Outpost store format to effectively serve smaller markets with a large concentration of Cabela's customers and to complement the success of our next-generation format. Our Outpost stores are approximately 40,000 square feet in size and are designed to target market opportunities in smaller communities.
Our traditional, or legacy, large-format retail stores are 150,000 square feet or larger and offer a tourist-type experience. These next-generation and legacy stores often attract the construction and development of hotels, restaurants, and other retail establishments adjacent to these stores.

Retail Store Expansion. Enhancing our retail store efficiencies and taking the necessary steps to improve our financial performance are high priorities in our strategic planning. Our new store growth is based on our past experiences and is focused on new stores strategically sized to match their markets. We continually review our decisions on new stores to reconfirm our market expectations. The next-generation stores generate more profit per square foot compared to the legacy store base and allow us to enter additional markets. We opened 10 new retail stores during 2013, as well as we relocated our former Winnipeg, Manitoba, retail store and replaced it with a new 70,000 square foot next-generation store in May 2013. Our store expansion in 2013 brings our total retail store square footage to 5.9 million square feet, an increase of 15% compared to the end of 2012.
In 2014, we currently have plans to open new retail stores located as follows:

•
next-generation stores in Christiana, Delaware; Greenville, South Carolina; Anchorage, Alaska; Woodbury, Minnesota; Tualatin, Oregon; Cheektowaga, New York; Acworth, Georgia; Edmonton, Alberta, Canada; Barrie, Ontario, Canada; and Nanaimo, British Columbia, Canada; and

•	Outpost stores in Lubbock, Texas; Missoula, Montana; Augusta, Georgia; and Bowling Green, Kentucky.
For 2015 and thereafter, we currently have plans to open new retail stores located as follows:

•
next-generation stores in Berlin, Massachusetts; Sun Prairie, Wisconsin; Garner, North Carolina; Fort Mill, South Carolina; Bristol, Virginia; Moncton, New Brunswick, Canada; Ammon, Idaho; Fort Oglethorpe, Georgia; and Short Pump, Virginia.

We plan to open 13 to 15 retail stores each year. The retail stores planned for 2014 represent approximately one million new square feet of retail space or 17% square footage growth over 2013. It is expected that the planned openings of these next-generation and Outpost stores will continue to generate an increase in profit per square foot compared to the legacy store base.
Store Locations and Ownership. We own 42 of our 50 retail stores, with seven stores subject to ground leases. In connection with some of the economic development packages received from state or local governments where our stores are located, we have entered into agreements granting ownership of the taxidermy, diorama, or other portions of our stores to these state and local governments. Refer to Item 2 – “Properties” for additional information on our stores.
Direct Business
The Direct segment sells products through our e-commerce websites (Cabelas.com and Cabelas.ca) and direct mail catalogs. Our Direct segment generated revenue of $974 million in 2013, representing 30.4% of total revenue combined from our Retail and Direct businesses.
Direct Business Marketing. We market our products through our websites, mobile devices, and our print catalog distributions. We recognize that the catalog business is mature, and we continue to refine our print programs by balancing the optimal mix of print advertising with new emerging digital technologies. Our focus on mobile marketing and social networking are increasingly important to us. With these technologies, we believe mobile marketing and social networking will continue to build our brand, build our customer databases, and enhance the management of contacts with our customers.
Our Cabelas.com website is a cost-effective medium designed to offer a convenient, highly visual, user-friendly, and secure online shopping option for new and existing customers. In addition to the ability to order the same products available in our catalogs, our website gives customers the ability to review product information, purchase gift certificates, research general information on the outdoor lifestyle and outdoor activities, provide product reviews and read product reviews by other customers to assist in making buying decisions, purchase highly specialized merchandise, and choose from other services we provide.

Our digital transformation continues with efforts around enhancing our website to support the Direct business.  Cabelas.com continues to be the most visited website in the sporting goods industry according to Hitwise, Inc., an online measurement company. The amount of traffic now coming through mobile devices is growing significantly. As a result, we continue to utilize best-in-class technology to improve our customers' digital shopping experience and build on the advances we have made to capitalize on the variety of ways customers are shopping at Cabela's today. In 2013, we launched the new Cabelas.com mobile website making the Cabelas.com desktop version available on smart phones and tablets. Customers now have the same information and services as Cabelas.com and the same shopping experience as they have on the desktop site. Cabelas.com and the mobile website also run off a single operating platform, allowing us to manage the desktop and mobile sites using one system. We continue to enhance our social marketing initiatives and now have over 2.9 million fans on Facebook. Our omni-channel marketing efforts are resulting in increased customer engagement across multiple channels and a more consistent experience across all channels. Our goal is to create a digital presence that mirrors our customers' in-store shopping experience.
We use our customer database to ensure that customers receive catalogs matching their merchandise preferences, to identify new customers, and to cross-sell merchandise to existing customers. Many of our customers read and browse our catalogs, but purchase merchandise and services through our website and retail stores. We use the catalogs to prompt customers to go to retail stores and our website or to our call centers to place orders directly. We also utilize our marketing knowledge base to determine optimal circulation strategies to control our catalog costs while continuing to grow our merchandising business.
Catalog and Print Distributions. We have been marketing our products through our print catalog distributions to our customers and potential customers for over 50 years. We believe that our catalog distributions have been one of the primary drivers of the growth of our brand over the years and serve as an important marketing tool for our Retail business. In 2013, we mailed more than 130 million catalogs to all 50 states and to more than 165 countries and territories. Our master catalogs offer a broad range of products while our specialty and micro-season catalogs offer products focused on one outdoor activity, such as fly fishing, archery, or waterfowl, or one product category, such as women’s clothing.
In the past, our direct marketing processes were heavily driven via the catalog production cycle and most of our marketing efforts were event based and heavily focused towards print media. Changing to a more customer centric focus will allow us to better exploit online engagement opportunities, embrace new marketing strategies, and bring synergies to our Internet channel which inherently has quick-to-market attributes that we can further capitalize on. Our goal, as we continue to fine tune our catalog print program, is to shift away from our larger master catalogs to smaller master catalogs with a more seasonal theme, to specialty catalogs, and to micro-season catalogs; to enhance the product mix in each title; and to create unique, personalized print media to push one consistent message to the customer. We want to create steady, profitable growth in our direct channels, while reducing marketing expenses and significantly increasing the percentage of market share we capture through our website.
Financial Services Business

Our Financial Services segment provides customers with a rewards program that enhances revenue, operating profitability, and customer loyalty in our Retail and Direct businesses. Through our wholly-owned bank subsidiary, World’s Foremost Bank ("WFB," "Financial Services segment," or "Cabela's CLUB"), we issue and manage the Cabela’s CLUB Visa credit card, a rewards based credit card program. We believe the Cabela’s CLUB Visa credit card loyalty rewards program is an effective vehicle for strengthening our relationships with our customers, enhancing our brand name, and increasing our merchandise revenue. Our rewards program is a simple loyalty program that allows customers to earn points whenever and wherever they use their Cabela’s CLUB Visa credit card and then redeem earned points for products and services at our retail stores or through our Direct business. The percentage of our merchandise sold to customers using the Cabela’s CLUB Visa credit card, including the redemption of points, was approximately 30% for 2013.

Our bank subsidiary is a FDIC insured, special purpose, Nebraska state-chartered bank, which limits us to issuing only consumer credit cards and certificates of deposit of one hundred thousand dollars or more. During 2013, we had an average of 1,688,843 active credit card accounts with an average balance of $2,073 compared to an average of 1,537,209 active credit card accounts with an average balance of $2,014 during 2012. We define an active credit card account as any account with an outstanding debit or credit balance at the end of any respective month.

Cabela's CLUB Marketing. We have a low cost, efficient, and tailored credit card marketing program that leverages the Cabela’s brand name. We market the Cabela’s CLUB Visa credit card through a number of channels, including retail stores, our website, inbound telemarketing, and our catalogs. Our customers can apply for the Cabela's CLUB Visa credit card at our retail stores and website through our instant credit process and, if approved, receive reward points available for use on merchandise purchases the same day. When a customer’s application is approved through the retail store instant credit process, the customer’s new credit card is produced and given to the customer immediately thereafter. Maintaining the growth of our credit card program, while continuing to underwrite high-quality customers, actively manage our credit card delinquencies and charge-offs, and provide exclusive experiences is key to the successful performance of our Financial Services segment. The growth of Cabela's CLUB program is dependent, in part, on the success of our Retail and Direct businesses to generate additional sales and to attract additional Cabela's CLUB customers.

Underwriting and Credit Criteria. We underwrite high-quality credit customers and have historically maintained attractive credit statistics compared to industry averages. The scores of Fair Isaac Corporation (“FICO”) are a widely-used tool for assessing a person’s credit rating. Our credit cardholders had a median FICO score of 793 at the end of both 2013 and 2012, which we believe is well above the industry average. Our net charge-offs as a percentage of total outstanding balances were 1.80% in 2013, which we believe is well below the 2013 industry average, compared to 1.87% in 2012 and 2.35% in 2011. Refer to "Asset Quality of Cabela's CLUB" for additional information regarding our credit card loan charge-offs and delinquencies on our credit card loans.

Products and Merchandising

We offer our customers a comprehensive selection of high-quality, competitively priced, national and regional brand products, including our own Cabela’s brand. Our product assortment includes merchandise and equipment for hunting, fishing, marine use, and camping, along with casual and outdoor apparel and footwear, optics, wildlife and land management products and services, vehicle accessories, and gifts and home furnishings with an outdoor theme.

The following table sets forth the percentage of our merchandise revenue contributed by major product categories for our Retail and Direct segments and in total for the last three years.

	Retail			Direct			Total
	2013	2012	2011	2013	2012	2011	2013	2012	2011
Product Category:
Hunting Equipment	51.0%	49.5%	45.7%	41.2%	37.1%	33.4%	48.0%	45.3%	41.1%
General Outdoors	26.8	28.7	30.7	29.1	32.0	32.7	27.5	29.8	31.5
Clothing and Footwear	22.2	21.8	23.6	29.7	30.9	33.9	24.5	24.9	27.4
Total	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
Hunting Equipment. The hunting equipment merchandise category includes a wide variety of firearms, ammunition, optics, archery products, and related accessories and supplies for almost every type of hunting and sport shooting. Our hunting equipment products are supported by in-house services such as gun bore sighting, scope mounting, and bow tuning to serve the complete needs of our customers.

General Outdoors. The general outdoors merchandise category includes a full range of equipment and accessories supporting all outdoor activities, including all types of fishing and tackle products; a wide selection of boats, electronics, marine accessories and equipment; camping gear and equipment for various experience levels of outdoor enthusiasts; food preparation and outdoor cooking products; all-terrain vehicles and accessories for automobiles and all-terrain vehicles; and gifts and home furnishings. This category also includes wildlife and land management products and services including compact tractors and tractor attachments.
 Clothing and Footwear. The clothing and footwear merchandise category includes fieldwear apparel and footwear, sportswear apparel and footwear, including technical gear for the active outdoor enthusiast, apparel and footwear for the casual customer, and workwear products.

Cabela’s Branded Products. In addition to national brands, we offer our exclusive Cabela’s branded merchandise. Sales of our branded merchandise are included in the above table that shows the percentage of merchandise revenue contributed by major product categories for our Retail and Direct segments and in total. We have a significant penetration of Cabela’s branded merchandise in casual apparel and footwear as well as in selected hard goods categories such as camping, fishing, and optics. Where possible, we seek to protect our Cabela’s branded products by applying for trademark or patent protection for these products. Our Cabela’s branded products typically generate higher gross profit margins compared to our other branded products. In 2013, our Cabela’s branded merchandise accounted for approximately 25% of our merchandise revenue. By having an appropriate mix of Cabela’s branded and other branded merchandise, we strive to meet the expectations and needs of our customers and expand the recognition of the Cabela’s brand.

Marketing
We seek to increase the amount each customer spends on our merchandise through enhanced customer targeting, expanded use of digital marketing channels in mobile marketing and social networking and other technology-based approaches, continued focus on specialty catalogs, and the development and marketing of new products. In February 2013, we launched our Cabela's brand platform "It's In Your Nature," which creates a connection between us and our customers by focusing on our common appreciation for the outdoors. We have taken advantage of web-based technologies such as targeted promotional e-mails, online shopping engines, and Internet affiliate programs to renew efforts in local markets and to increase sales. We also have improved our customer relationship management system, which we expect will allow us to better manage our customer relationships and more effectively tailor our marketing programs. We will continue to use our expanding Retail business to capture additional customer purchase history and information.
In addition to the use of our website and our catalogs, we use a combination of promotional events, traditional advertising, and media programs as marketing tools. We engage in certain promotional activities by sponsoring sportsmen and women advocacy groups and wildlife conservation organizations, as well as regional and local events and organizations. We also provide sponsorship of fishing tournaments and other related habitat and wildlife conservation activities.
We have historically received extensive local publicity from the unique Cabela’s shopping experience when we open a store. As we enter into metropolitan markets, where the opening of a Cabela’s store may not be major news, we will supplement any publicity with additional advertising to increase consumer awareness of new store openings.
Competition

We compete in a number of large and highly competitive markets, including the outdoor recreation and casual apparel and footwear markets. The outdoor recreation market is comprised of several categories, including hunting, fishing, camping, and wildlife watching, and we believe it crosses over a wide range of geographic and demographic segments. We compete directly or indirectly with other broad-line merchants, large-format sporting goods stores and chains, mass merchandisers, warehouse clubs, discount and department stores, small specialty retailers, and catalog and Internet-based retailers.

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

Customer Service

Since our founding in 1961, we have been deeply committed to serving our customers by selling high-quality products through sales associates and outfitters who deliver excellent customer service and in-depth product knowledge. We strive to provide superior customer service at the time of sale and after the sale with our Legendary Guarantee and Cabela’s Xtreme Protection plans. We continue to advance our efforts for offering customers a seamless, integrated experience whether they shop with us in our retail stores, on our website, or on the telephone. Our customers have access to well-trained, friendly, and knowledgeable associates and outfitters to answer product use and merchandise selection questions. We believe our ability to establish and maintain long-term relationships with our customers and encourage repeat visits and purchases is due, in part, to the strength of our customer support, product information, and service operations.

Distribution and Fulfillment

We operate distribution centers located in Sidney, Nebraska; Prairie du Chien, Wisconsin; Wheeling, West Virginia; and Winnipeg, Manitoba, Canada. These distribution centers comprise approximately 3.3 million square feet of warehouse space for our retail store replenishment and Direct business activities. We also plan to build a 590,000 square foot distribution center in Tooele, Utah, to support our planned growth. We expect to have this distribution center operational by April 2015. At December 28, 2013, construction had not started on this planned distribution center. As of August 2013, we leased a 325,000 square foot distribution center in Tooele, Utah, which is expected to be in use through the third quarter of 2015. We ship merchandise to our Direct business customers via United Parcel Service, Federal Express, Canada Post, and the United States Postal Service. We use common carriers and typically deliver inventory two to three times per week for replenishment of our retail stores. We also operate a small merchandise return center in Oshkosh, Nebraska.

Because we have begun adding stores to our distribution network through the omni-channel fulfillment process, customers who order through our call centers or Cabelas.com are no longer solely dependent upon the stock we have in our distribution centers. Going forward, we will ship products from both our distribution centers and our retail stores.

Information Technology Systems

Our information technology and operational systems manage our Retail, Direct, and Financial Services businesses. Our information is processed in a secure environment to protect both the actual data and the physical assets. These systems are designed to process customer orders, track customer data and demographics, order, monitor, and maintain sufficient amounts of inventory, facilitate vendor transactions, and provide financial reporting. We continually evaluate, modify, and update our information technology systems supporting the supply chain, including our design, sourcing, merchandise planning, forecasting and purchase order, inventory, distribution, transportation, and price management systems. We continue to make modifications to our technology that will involve updating or replacing certain systems with successor systems, including improvements to our systems for omni-channel merchandise and financial planning, e-commerce, and customer relationship management.

Employees

At the end of 2013 we employed approximately 16,400 employees. We use part-time and temporary workers to supplement our labor force at peak times during our third and fourth quarters. None of our employees are represented by a labor union or are party to a collective bargaining agreement. We have not experienced any work stoppages and consider our relationship with our employees to be good.

Seasonality

We experience seasonal fluctuations in our revenue and operating results. Due to buying patterns around the holidays and the opening of hunting seasons, our merchandise revenue is traditionally higher in the third and fourth quarters than in the first and second quarters, and we typically earn a disproportionate share of our operating income in the fourth quarter. Because of our retail store expansion, and fixed costs associated with retail stores, our quarterly operating income may be further impacted by these seasonal fluctuations. We anticipate our sales will continue to be seasonal in nature. Refer to Note 25 "Quarterly Financial Information" of the Notes to Consolidated Financial Statements for financial information by quarter for 2013 and 2012.

Government Regulation

We are subject to numerous laws and regulations covering a wide variety of subject matter, including consumer protection, firearms and ammunition, Federal Trade Commission (“FTC”), and banking regulations. New laws and regulations (or new interpretations of existing laws and regulations) may also impact our business. The costs of compliance with these laws and regulations are high and are likely to increase in the future and any failure on our part to comply with these laws and regulations may subject us to significant liabilities and other penalties.

We pay applicable corporate income, franchise, sales, and other taxes to states in which our retail stores are physically located. As we open more retail stores, we will be subject to tax in an increasing number of state and local taxing jurisdictions.

Intellectual Property
  Cabela’s®, Cabela’s CLUB®, Cabelas.com®, World’s Foremost Outfitter®, World’s Foremost Bank®, and Bargain Cave® are among our registered service marks or trademarks with the United States Patent and Trademark Office. We have numerous pending applications for trademarks. In addition, we own other registered and unregistered trademarks and service marks involving advertising slogans and other names and phrases used in our business. We own certain patents associated with various products. We also own trade secrets, domain names, and copyrights, which have been registered for each of our catalogs.

We believe that our trademarks are valid and valuable and intend to maintain our trademarks and any related registrations. We do not know of any material pending claims of infringement or other challenges to our right to use our marks in the United States or elsewhere. We have no franchises or other concessions which are material to our operations.

Available Information

Our website address is www.cabelas.com. We make available on our website our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports, proxy statements and annual reports to shareholders, and, from time to time, other documents, free of charge, as soon as reasonably practicable after we electronically file such material with or furnish it to the Securities and Exchange Commission (the "SEC"). Our SEC reports can be accessed through the investor relations section of our website. The information on our website, whether currently posted or in the future, is not part of this or any other report we file with or furnish to the SEC. Additionally, the public may read and copy any of the materials we file with the SEC at the SEC's Public Reference Room at 100 F Street, NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers, such as Cabela's, that file electronically with the SEC. The address of the SEC's website is www.sec.gov.

ITEM 1A. RISK FACTORS

Risk Factors

Risks Related to Our Merchandising Business

A decline in discretionary consumer spending could reduce our revenue.

Our revenue depends on discretionary consumer spending, which may decrease due to a variety of factors beyond our control, including:

•	unfavorable general business conditions;

•	increases in interest rates;

•	increases in inflation;

•	wars, fears of war, and terrorist attacks and organizing activities;

•	increases in consumer debt levels and decreases in the availability of consumer credit;

•	adverse or unseasonal weather conditions or events;

•	increases in gasoline prices reducing the willingness to travel to our retail stores;

•	changes in demographic trends;

•	changes in consumer preferences, including demand for firearms and ammunition;

•	increases in taxation;

•	adverse fluctuations of foreign currencies;

•	adverse unemployment trends;

•	adverse conditions in the mortgage and housing markets; and

•	other factors that adversely influence consumer confidence and spending.

Our customers' purchases of discretionary items, including our products, could decline during periods when disposable income is lower or periods of actual or perceived unfavorable economic conditions. If this occurs, our revenue could decline.
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

We regularly review and evaluate our liquidity and capital needs. We currently believe that our available cash, cash equivalents, and cash flow from operations will be sufficient to finance our operations and expected capital requirements for at least the next 12 months. However, we might experience periods during which we encounter additional cash needs and we might need additional external funding to support our operations. Although we were able to enter into a $415 million revolving credit facility during fiscal 2011 and a $20 million Canadian revolving credit facility during fiscal 2013 on acceptable terms, in the event we require additional liquidity, we cannot be certain that additional funds will be available if needed and to the extent required or, if available, on acceptable terms. If we cannot raise necessary additional funds on acceptable terms, there could be a material adverse impact on our business and results of operations. We also may not be able to fund expansion, take advantage of future opportunities, meet our existing debt obligations, or respond to competitive pressures or unanticipated requirements.
Our comparable store sales will fluctuate and may not be a meaningful indicator of future performance.

Changes in our comparable store sales results could affect the price of our common stock. A number of factors have historically affected, and will continue to affect, our comparable store sales results, including:

•	competition;

•	new store openings;

•	general regional and national economic conditions;

•	actions taken by our competitors;

•	consumer trends and preferences, including demand for firearms and ammunition;

•	new product introductions and changes in our product mix;

•	timing and effectiveness of promotional events; and

•	weather conditions.

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

We are subject to security breaches and cybersecurity risks which could damage our reputation, result in lost sales, and increase our costs in an effort to protect against such breaches and cybersecurity risks.
Our business necessarily depends upon the operation and security of our website. Additionally, the nature of our business requires that we collect and maintain personal information about our customers. We use third-party systems, software, and tools in order to protect the customer data we obtain through the course of our business, which data includes financial and credit card information about our customers. Although we maintain security measures to protect such customer information, security breaches, computer viruses, cyber attacks, acts of vandalism, human error, or other similar events may result in the unauthorized disclosure and use of confidential customer information. Such a security breach could attract substantial media attention, damage our reputation with our customers, result in lost sales, expose us to monetary damages, fines, and litigation, and increase costs in order to combat and prevent such breaches. Such a breach could have a material adverse impact on our business and results of operations.
If we cannot successfully implement our retail store expansion strategy, our growth and profitability would be adversely impacted.

We continue to seek additional locations to open new retail stores. Our ability to open new retail stores in a timely manner and operate them profitably depends on a number of factors, many of which are beyond our control, including:

•	our ability to manage the financial and operational aspects of our retail growth strategy;

•	our ability to identify suitable locations, including our ability to gather and assess demographic and marketing data to determine consumer demand for our products in the locations we select;

•	our ability to negotiate favorable lease agreements;

•	our ability to properly assess the profitability of potential new retail store locations;

•	the availability of financing on favorable terms;

•	our ability to secure required governmental permits and approvals;

•	our ability to hire and train skilled store operating personnel, especially management personnel;

•	the availability of construction materials and labor and the absence of significant construction delays or cost overruns;

•	our ability to provide a satisfactory mix of merchandise that is responsive to the needs of our customers living in the areas where new retail stores are built;

•	our ability to supply new retail stores with inventory in a timely manner;

•	our ability to properly assess operational and regulatory challenges involved in opening and successfully operating retail stores in Canada;

•	our competitors building or leasing stores near our retail stores or in locations we have identified as targets for a new retail store;

•	consumer demand for our products, particularly firearms and ammunition, which drives traffic to our retail stores; and

•	general economic and business conditions affecting consumer confidence and spending and the overall strength of our business.

We may not be able to sustain the growth in the number of our retail stores, the revenue growth historically achieved by our retail stores, or to maintain consistent levels of profitability in our Retail business, particularly as we expand into markets now served by other large-format sporting goods retailers and mass merchandisers. In particular, new retail stores typically generate lower operating margins because pre-opening costs are expensed as incurred in the periods prior to opening and because fixed costs, as a percentage of revenue, are higher. In addition, the substantial management time and resources which our retail store expansion strategy requires may result in disruption to our existing business operations which may decrease our profitability.
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

During 2013, our Direct business accounted for 30.4% of the total revenue in our Retail and Direct businesses. Our Direct business is subject to a number of risks and uncertainties, some of which are beyond our control, including:

•	failures to timely fill customer orders;

•	changes in consumer preferences, willingness to purchase goods through catalogs or our website, weak economic conditions and economic uncertainty, and unseasonal weather in key geographic markets;

•	increases in software filters that may inhibit our ability to market our products through e-mail messages to our customers and increases in consumer privacy concerns relating to the Internet;

•	supply and delivery shortages or interruptions, including reduced service levels from the United States Postal Service;

•	changes in applicable federal and state regulation;

•	breaches of our website security;

•
failures in our website infrastructure or the failure of systems of third parties, such as telephone or electric power service, resulting in website downtime, customer care center closures, or other problems;

•	failures to properly design, print, and mail our catalogs in a timely manner;

•	failures to introduce new product specific catalog titles;

•	lower and less predictable response rates for catalogs sent to prospective customers;

•	our inability to properly adjust the fixed costs of a catalog mailing to reflect subsequent sales of the products marketed in the catalog; and

•	increases in United States Postal Service rates, paper costs, and printing costs resulting in higher catalog production costs and lower profits for our Direct business.

Any one or more of these factors could result in lower-than-expected revenue for our Direct business. These factors could also result in increased costs, increased merchandise returns, slower turning inventories, inventory write-downs, and working capital constraints. Any significant performance shortcomings experienced by our Direct business could have a material adverse effect on our operating results and cash flows.
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

•	telephone companies to provide telephone service to our in-house customer care centers;

•	communications providers to provide Internet users with access to our website and a website hosting service provider to host and manage our website;

•	software providers to provide software and related services to run our operating systems for our Retail and Direct businesses; and

•	third-party card processors, such as First Data Resources, to provide processing for Cabela's CLUB Visa transactions.

We cannot predict when, or the extent to which, we will experience any disruption in the supply of products and services from our vendors. Any such disruption could have an adverse impact on our revenue and profitability.

Any disruption in these services could have a negative impact on our ability to market and sell our products, and serve our customers. Our ten largest trade vendors collectively represented approximately 18% of our total merchandise purchases in 2013. If we are unable to acquire suitable merchandise or lose one or more key vendors, we may not be able to offer products that are important to our merchandise assortment. We also are subject to risks, such as the price and availability of raw materials and fabrics, labor disputes, union organizing activity, strikes, inclement weather, natural disasters, war and terrorism, and adverse general economic and political conditions that might limit our vendors' ability to provide us with quality merchandise on a timely basis. We have no contractual arrangements providing for continued supply from our key vendors and our vendors may discontinue selling to us at any time. We may not be able to develop relationships with new vendors, and products from alternative sources, if any, may be of a lesser quality and more expensive than those we currently purchase. Any delay or failure in offering products to our customers could have a material adverse impact on our revenue and profitability. We also rely on our vendors to comply with our social responsibility program, and the failure of a vendor to comply with our social responsibility program could harm our brand or cause us to terminate a vendor prior to securing an alternative source for the terminated vendor's products or services. In addition, if the cost of fuel rises, the cost to deliver merchandise to the customers of our Direct business and from our distribution centers to our retail stores may rise which could have a material adverse impact on our profitability.
In addition, the SEC has adopted rules regarding disclosure of the use of conflict minerals (commonly referred to as tantalum, tin, tungsten, and gold), which are mined from the Democratic Republic of the Congo and surrounding countries. We expect to incur costs to design and implement a process to discover the origin of the tantalum, tin, tungsten, and gold used in the products we sell, and may incur costs to audit our conflict minerals disclosures. Our reputation may also suffer if the products we sell contain conflict minerals originating in the Democratic Republic of the Congo or surrounding countries.

Political and economic uncertainty and unrest in foreign countries where our merchandise vendors are located and trade restrictions upon imports from these foreign countries could adversely affect our ability to source merchandise and operating results.

In 2013, we imported 57% of our private label merchandise directly from vendors located in foreign countries, with a substantial portion of the imported merchandise being obtained directly from vendors located in China, Mexico, and various Far East, Asian, and European countries. In addition, we believe that a significant portion of our other vendors obtain their products from foreign countries that may also be subject to political and economic uncertainty. We are subject to risks and uncertainties associated with changing economic and political conditions in foreign countries where our vendors are located, such as:

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

We experience seasonal fluctuations in our revenue and operating results. Historically, we have realized a significant portion of our revenue and earnings for the year in the fourth quarter. In 2013 and 2012, respectively, we generated 33.0% and 36.0% of our revenue, and 35.7% and 39.2% of our net income, in the fourth quarter. We incur significant additional expenses in the fourth quarter due to higher customer purchase volumes and increased staffing. If we miscalculate the demand for our products generally or for our product mix during the fourth quarter, our revenue could decline, which would harm our financial performance. In addition, abnormally warm weather conditions during the fourth quarter can reduce sales of many of the products normally sold during this time period and inclement weather can reduce store traffic or cause us to temporarily close stores causing a reduction in revenue. Because a substantial portion of our operating income is derived from our fourth quarter revenue, a shortfall in expected fourth quarter revenue would cause our annual operating results to suffer significantly.
If we lose key management or are unable to attract and retain the talent required for our business, our operating results could suffer.

Our future success depends to a significant degree on the skills, experience, and efforts of our senior executive management and merchandising teams. With the exception of our Chairman, James W. Cabela, none of our senior management has employment agreements other than our Management Change of Control Severance Agreements. We do not carry key-man life insurance on any of our executives or key management personnel. In addition, our corporate headquarters is located in a sparsely populated rural area which may make it difficult to attract and retain qualified individuals for key management positions. The loss of the services of any of these individuals or the inability to attract and retain qualified individuals for our key management positions could cause our operating results to suffer.
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

We are involved in legal proceedings that are incidental to our business. For example, on January 6, 2011, we received a Commissioner's charge from the Chair of the EEOC alleging that we have discriminated against non-Whites on the basis of their race and national origin in recruitment and hiring. We are disputing these allegations, and the EEOC currently is in the early stages of its investigation. At the present time, we are unable to form a judgment regarding a favorable or unfavorable outcome regarding this matter or the potential range of loss in the event of an unfavorable outcome. In addition, significant judgment is required in determining our provision for income taxes, and we are regularly under audit by tax authorities. Although we believe our tax estimates are reasonable, the final determination of tax audits and any related litigation could be materially different from our historical income tax provisions and accruals. Beyond this, WFB is regularly subject to FDIC compliance examinations and has been required to pay monetary damages as a result of past FDIC examinations and may be required to pay monetary damages resulting from FDIC compliance examinations in the future. The defense and resolution of lawsuits, audits, examinations, and other proceedings may involve significant expense, divert management's attention and resources from other matters, and have a material adverse effect on our results of operations.

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

Our Financial Services segment requires a significant amount of cash to operate. These cash requirements will increase if our credit card originations increase or if our cardholders' balances or spending increase. Historically, we have relied upon external financing sources to fund these operations, and we intend to continue to access external sources to fund our growth. A number of factors such as our financial results, changes within our organization, disruptions in the capital markets, increased competition in the deposit markets, our corporate and regulatory structure, interest rate fluctuations, general economic conditions, possible negative credit ratings affecting our asset-backed securities, and accounting and regulatory changes and regulations could make such financing more difficult or impossible to obtain or more expensive. In addition, several rules and regulations have recently been proposed by the SEC that may substantially affect issuers of asset-backed securities.
We have been and will continue to be particularly reliant on funding from securitization transactions for our Financial Services segment. Securitization funding sources include both variable funding facilities and fixed and floating rate term securitizations. A failure to renew these facilities, to refinance the term securitizations as they mature, or to add additional term securitizations and variable funding facilities on favorable terms as it becomes necessary could increase our financing costs and potentially limit our ability to grow our Financial Services segment. In addition, the ability of our Financial Services segment to engage in securitization transactions on favorable terms or at all could be adversely affected by disruptions in the capital markets or other events, which could adversely affect our business and cause our Financial Services segment to lose an important source of funding.

Furthermore, even if we are able to securitize our credit card loans consistent with past practice, poor performance of our loans, including increased delinquencies and credit losses, lower payment rates, or a decrease in excess spreads below certain thresholds, could result in a downgrade or withdrawal of the ratings on the outstanding securities issued in our securitization transactions, cause “early amortization” or “early redemption” of these securities, or result in higher required credit enhancement levels. This could jeopardize our ability to complete other securitization transactions on acceptable terms, decrease our liquidity, and force us to rely on other potentially more expensive funding sources, to the extent available, which would decrease our profitability.
Our current funding strategy also includes a continued reliance on certificates of deposit to help fund growth and maturing securitizations. If there is an increase in other financial institutions relying on the certificates of deposit market for liquidity and funding, competition in the deposits market may increase. In addition, FDIC deposit insurance coverage may be reduced. Either of these events could result in less funds available or funds at unattractive rates. In addition to the non-brokered certificates of deposit market to fund growth and maturing securitizations, we have access to the brokered certificates of deposit market through multiple financial institutions for liquidity and funding purposes. Our ability to issue certificates of deposit is reliant on our current regulatory capital levels. If WFB were to be classified as an "adequately-capitalized" bank, we would be required to obtain a waiver from the FDIC in order to continue to issue certificates of deposit and would be limited to what interest rate we can pay on deposits. At the end of 2013, WFB met the requirements for a "well-capitalized" institution, the highest of the Federal Deposit Insurance Corporation Improvement Act's five capital ratio levels.

We may have to reallocate capital from our Retail and Direct businesses to meet the capital needs of our Financial Services segment, which could alter our retail store expansion program.

WFB must satisfy the capital maintenance requirements of government regulators and its agreement with Visa U.S.A., Inc. ("Visa"). Although WFB satisfied the requirements for the "well-capitalized" classification under the regulatory framework for prompt corrective action at the end of 2013, no assurances can be given that WFB will continue to satisfy such requirements. A variety of factors could cause the capital requirements of WFB to exceed our ability to generate capital internally or from third party sources. For example, government regulators or Visa could unilaterally increase their minimum capital requirements. On July 9, 2013, the FDIC adopted interim final rules which revise its risk-based and leverage capital requirements for FDIC-supervised institutions. These interim final rules are substantially identical to the joint final rules issued by the Office of the Comptroller of the Currency and the Board of Governors of the Federal Reserve System on July 2, 2013. The interim final rules and the joint final rules implement the regulatory capital reforms recommended by the Basel Committee on Banking Supervision in December 2010, commonly referred to as “Basel III,” and capital reforms required by the Reform Act. Among other things, the interim final rules and the joint final rules revise the agencies’ prompt corrective action framework by introducing a common equity tier 1 capital requirement and a higher minimum tier 1 capital requirement. In addition, the interim final rules and the joint final rules include a supplementary leverage ratio for depository institutions subject to the advanced approaches capital rules. The phase-in period for the interim final rules will begin in January 2015 for WFB. Also, we have significant potential obligations in the form of the unused credit lines of our cardholders. At the end of 2013, these unfunded amounts totaled approximately $25 billion. Draws on these lines of credit could materially exceed predicted line usage. If WFB ceases to qualify as well-capitalized, WFB would become subject to regulatory restrictions that could materially adversely affect its liquidity, cost of funds, and ability to conduct normal operations. If WFB's capital requirements were to increase, we may have to contribute capital to WFB, which may require us to raise additional debt or equity capital and/or divert capital from our Retail and Direct businesses, which in turn could significantly alter our retail store expansion strategy.

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
The general economic environment may worsen, unemployment may increase, the housing market may decline, and consumer credit availability may decrease. The ability and willingness of cardholders to pay could be adversely affected, which would increase delinquencies and charge-offs. In addition, if economic conditions deteriorate, the number of transactions and average purchase amount of transactions on the credit card accounts may be reduced, which would reduce the revenue of our Financial Services segment. A variety of social and other factors also may cause changes in credit card use, payment patterns, and the rate of defaults by cardholders. These social factors include changes in consumer confidence levels, the public's perception of the use of credit cards, changing attitudes about incurring debt, and the stigma of personal bankruptcy. Our underwriting criteria and portfolio management, product design, and collection operations may be insufficient to protect the growth and profitability of our Financial Services segment during a sustained period of economic downturn or recession or a material shift in social attitudes, and may be insufficient to protect against these additional negative factors.
The performance of our Financial Services segment may be negatively affected by the performance of our merchandising businesses.

Negative developments in our Retail and Direct businesses could affect our ability to grow or maintain our Financial Services segment. We believe our ability to maintain cardholders and attract new cardholders is highly correlated with customer loyalty to our merchandising businesses and to the strength of the Cabela's brand. In addition, transactions on cardholder accounts produce loyalty points which the cardholder may apply to future purchases from us. Adverse changes in the desirability of products we sell, negative trends in retail customer service and satisfaction, or the modification of the loyalty program could have a negative impact on the ability of Cabela's CLUB to grow its account base.
Our Financial Services segment faces the risk of a complex and changing regulatory and legal environment.
Our Financial Services segment operates in a heavily regulated industry and is therefore subject to a wide array of banking and consumer lending laws and regulations. Failure to comply with banking and consumer lending laws and regulations could result in financial, structural, and operational penalties being imposed. For example, the FDIC conducted compliance examinations in 2009 and 2011 and found that certain former practices of WFB were improper. As a result of these compliance examinations, WFB was required to enter into a consent order and pay restitution and civil money penalties. The FDIC conducted another compliance examination in 2013, and WFB may be ordered to pay restitution and civil money penalties as a result of the 2013 compliance examination.
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
As directed by the Reform Act, the United States Government Accountability Office released a report on January 20, 2012, that examines the potential implications of eliminating certain exceptions under the Bank Holding Company Act of 1956, as amended ("BHCA"), including the exception for credit card banks. It is unclear whether this report will lead to any additional legislative or regulatory action. If the credit card bank exception were eliminated or modified, we may be required to divest our ownership of WFB unless we were willing and able to become a bank holding company under the BHCA. Any such forced divestiture may materially adversely affect our business and results of operations.
The Reform Act will also affect a number of significant changes relating to asset-backed securities, including additional oversight and regulation of credit rating agencies and additional reporting and disclosure requirements. In addition, the Reform Act will prohibit issuers and payment card networks from placing certain restrictions on vendors relating to credit card transactions, which could affect consumer behavior and the use of credit cards as a form of payment.
The Reform Act will also likely result in increased scrutiny and oversight of consumer financial services and products, including credit cards, primarily through the establishment of the Consumer Financial Protection Bureau (the "Bureau") within the Federal Reserve. The Bureau has broad rulemaking and enforcement authority over providers of credit, savings, and payment services and products, and WFB is subject to its regulation. While the Bureau will not examine WFB, it will receive information from the FDIC, WFB’s primary regulator. The Bureau also has rulemaking and interpretive authority under existing and future consumer financial services laws and supervisory, examination, and enforcement authority over institutions subject to its jurisdiction. The Bureau, the FDIC, and other agencies have recently announced several high-profile enforcement actions against credit card issuers for deceptive marketing and other illegal practices related to the advertising of ancillary products, collection practices, and other matters. By these public enforcement actions, the Bureau and the FDIC have signaled a heightened scrutiny of credit card issuers. We anticipate increased activity by regulators in pursuing consumer protection claims going forward.
The Reform Act also limits the ability of federal laws to preempt state and local consumer protection laws. This legislation could have a material adverse effect on WFB, for example, if a new consumer protection agency, or state officials, were to impose new restrictions on risk management, pricing, disclosure, or other aspects of the credit card business.
The Reform Act also requires fees charged for debit card transactions to be both “reasonable and proportional” to the cost incurred by the card issuer. Although the Reform Act applies this restriction only to debit cards, Congress has expressed its desire to regulate interchange fees for credit cards and such regulation could have an adverse impact to WFB. For example, members of Congress have held hearings on certain practices in the credit card industry, and Congress is also expected to continue consideration of legislation introduced in 2009 to regulate the assessment of interchange fees.
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

In connection with our Financial Services segment, we borrow money from institutions and accept funds by issuing brokered and non-brokered certificates of deposit and securitizations, which we then lend to cardholders. We earn interest on the cardholders' account balances, and pay interest on the certificates of deposit and borrowings we use to fund those loans. Changes in these two interest rates affect the value of the assets and liabilities of our Financial Services segment. If the rate of interest we pay on borrowings increases more (or more rapidly) than the rate of interest we earn on loans, our net interest income, and therefore our earnings, could fall. Our earnings could also be materially adversely affected if the rates on our credit card account balances fall more quickly than those on our borrowings. In the event interest rates rise, the spread between the interest rate we pay on our borrowings and the fees we earn from these accounts may change and our profitability may be materially adversely affected.
Credit card industry litigation and regulation could adversely impact the amount of revenue our Financial Services segment generates from interchange fees.
Our Financial Services segment faces possible risk from the outcomes of certain credit card industry litigation and potential regulation of interchange fees. For example, in June 2005, a number of entities, each purporting to represent a class of retail merchants, sued Visa and several member banks, and other credit card associations, alleging, among other things, that Visa and its member banks have violated United States antitrust laws by conspiring to fix the level of interchange fees. On December 13, 2013, the court granted final approval to a settlement between certain parties. The settlement agreement requires, among other things, (i) the distribution to class merchants of an amount equal to 10 basis points of default interchange across all credit rate categories for a period of eight consecutive months, which otherwise would have been paid to issuers like WFB, (ii) Visa to change its rules to allow merchants to charge a surcharge on credit card transactions subject to a cap, and (iii) Visa to meet with merchant buying groups that seek to negotiate interchange rates collectively. We recognized a liability at the end of 2012 for $12.5 million related to the settlement as a reduction of interchange income in the Financial Services segment. At December 28, 2013, the remaining liability balance for the settlement was $4.7 million, which reflects adjustments relating to plaintiff opt-outs of the settlement and reevaluation of the merchant charge volume based on Visa interchange reduction assessments. To date, WFB has not been named as a defendant in any credit card industry lawsuits. Moreover, the amount of interchange fees that are charged to merchants could be capped or limited by credit card industry regulation. If the interchange fees that are charged to merchants are reduced as a result of the interchange lawsuits or regulation, the financial condition and results of operations of our Financial Services segment may be negatively impacted.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

In addition to our retail stores, our operations also include our corporate headquarters, administrative offices, four distribution centers, a merchandise return center, and six customer care centers. All of our properties are owned except as noted in the following table, which also provides information regarding the general location, use, and approximate size of our principal non-retail properties at the end of 2013:

Property	Location	Total Square Footage	Segment That Uses Property

Distribution Center (1)	Wheeling, West Virginia	1,165,000	Other
Distribution Center	Prairie du Chien, Wisconsin	1,055,000	Other
Distribution Center	Sidney, Nebraska	761,000	Other
Distribution Center (1)	Winnipeg, Manitoba	300,000	Other
Total for Distribution Centers (2)		3,281,000

Corporate Headquarters	Sidney, Nebraska	294,000	Retail, Direct and Other
Customer Care Center and Administrative Offices	Sidney, Nebraska	94,000	Retail, Direct and Other
Customer Care Center and Administrative Offices	Kearney, Nebraska	151,000	Retail and Direct
Customer Care Center and Administrative Offices	Winnipeg, Manitoba	96,000	Retail and Direct
Customer Care Center (1)	Grand Island, Nebraska	12,000	Direct
Customer Care Center	North Platte, Nebraska	12,000	Direct
Merchandise Return Center	Oshkosh, Nebraska	52,000	Other
Retail Store Concept Center (1)	Sidney, Nebraska	37,000	Retail
Customer Care Center, Bank Operations, and Administrative Offices (3)	Lincoln, Nebraska	126,000	Direct, Financial Services and Other
Data Information Center (1)	Papillion, Nebraska	16,000	Retail, Direct, Financial Services and Other
Marketing and Information Technology Center (1)	Westminster, Colorado	12,000	Retail, Direct and Other
Administrative Offices	Sidney, Nebraska	42,000	Retail, Direct and Other

(1)	Leased property.

(2)
We currently lease a 325,000 square foot distribution center in Tooele, Utah, that is not included in the total square footage above. We plan to build a distribution center in Tooele, Utah, and to have it fully operational by April 2015. At December 28, 2013, construction had not started on this planned distribution center.

(3)	Includes 10,000 square feet of leased property.

All of our retail stores are owned except as noted in the following table, which shows our stores located in the United States and Canada, and the approximate retail total square footage of each retail store by type of format used in our Retail segment operations:

		Number of Stores and Total Square Footage by Store Format (1)
		Next-Generation and Outpost		Legacy
Location	Total No. of Stores	No. of Stores	Square Footage	No. of Stores	Square Footage	Total Square Footage

United States (26 states) (2)	46	18	1,415,000	28	4,235,000	5,650,000

Canada (3 provinces) (3)	4	4	240,000	—	—	240,000

Totals	50	22	1,655,000	28	4,235,000	5,890,000

(1)
Our next-generation stores range in size from approximately 50,000 to 100,000 square feet with an exterior that reflects our traditional store model, and our Outpost stores are approximately 40,000 square feet. Legacy stores refer to our large-format traditional retail stores that typically are 150,000 square feet or larger that opened in August 2008 and earlier.

(2)
We lease stores in Boise, Idaho; Grand Junction, Colorado; Hazelwood, Missouri; Scarborough, Maine; Springfield, Oregon; and Tulalip, Washington. We have ground leases for our stores in East Hartford, Connecticut; Union Gap, Washington; Charleston, South Carolina; Kalispell, Montana; Louisville, Kentucky; and Ashwaubenon, Wisconsin.

(3)	We lease stores in Edmonton, Alberta; and Saskatoon, Saskatchewan. We have a ground lease for our store in Regina, Saskatchewan.
Also, in connection with some of the economic development packages received from state or local governments where our stores are located, we have entered into agreements granting ownership of the taxidermy, diorama, or other portions of our stores to these state and local governments. At December 28, 2013, the total net book value of our property and equipment was $1.3 billion and we believe that our properties and equipment were suitable for their intended use.

ITEM 3. LEGAL PROCEEDINGS

For a discussion of legal proceedings, see Note 17 “Commitments and Contingencies - Litigation and Claims” of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Form 10-K, which is incorporated herein by reference.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Price Range of Common Stock

The common stock of Cabela’s Incorporated is listed for trading on the New York Stock Exchange under the symbol “CAB." As of February 10, 2014, there were 827 holders of record of our common stock. This number does not include persons who hold our common stock in nominee or “street name” accounts through brokers or banks.

The following table sets forth, for the fiscal quarters indicated, the high and low sales prices per share of our common stock as reported on the New York Stock Exchange:

	2013		2012
	High	Low	High	Low

First Quarter	$62.22	$40.58	$39.80	$23.65
Second Quarter	72.54	53.07	41.61	33.10
Third Quarter	71.80	62.45	55.65	37.06
Fourth Quarter	66.47	58.17	56.78	38.44
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

Pursuant to this share repurchase program, we announced on February 14, 2013, our intent to repurchase up to 750,000 shares of our common stock in open market transactions through February 2014. During fiscal 2013, we repurchased 181,179 shares (which includes 17,439 shares withheld to offset tax withholding obligations upon the vesting and release of certain restricted shares). We did not engage in any stock repurchase activity in any of the three fiscal months in the fourth fiscal quarter ended December 28, 2013. There were 586,260 shares remaining to be purchased at December 28, 2013, under the February 2013 repurchase program.

We announced on February 13, 2014, our intent to repurchase up to 650,000 shares of our common stock in open market transactions through February 2015. This share repurchase program does not obligate us to repurchase any outstanding shares, and the program may be limited or terminated at any time. There is no guarantee as to the exact number of shares that we will repurchase.

Stock Performance Graph

The following stock performance graph and table show Cabela’s cumulative total shareholder return on a semi-annual basis for the five fiscal years ended December 28, 2013. The graph and table also show the cumulative total returns of the Standard and Poor’s (“S&P”) 500 Retailing Index and the S&P 500 Index. The graph and table assume that $100 was invested on December 27, 2008.

	Dec 27, 2008	Jun 27, 2009	Jan 2, 2010	Jul 3, 2010	Jan 1, 2011	Jul 1, 2011	Dec 30, 2011	Jun 29, 2012	Dec 28, 2012	Jun 28, 2013	Dec 27, 2013

Cabela’s Inc.	$100	$187	$219	$206	$335	$427	$391	$582	$627	$996	$1,010
S&P Retailing Index	100	119	152	142	187	199	193	226	236	291	344
S&P 500	100	105	128	117	144	153	144	156	161	184	211
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

ITEM 6. SELECTED FINANCIAL DATA

	Fiscal Year (1)
	2013	2012	2011	2010	2009
Operations Data:	(In Thousands Except Earnings per Share)
Revenue:
Merchandise sales	$3,205,632	$2,778,903	$2,505,733	$2,412,486	$2,447,635
Financial Services revenue	375,810	319,399	291,746	227,675	171,414
Other revenue	18,135	14,380	13,687	23,081	13,191
Total revenue	3,599,577	3,112,682	2,811,166	2,663,242	2,632,240
Total cost of revenue	2,030,829	1,769,798	1,613,249	1,575,449	1,602,621
Selling, distribution, and administrative expenses	1,201,519	1,046,861	954,125	895,405	870,147
Impairment and restructuring charges	5,868	20,324	12,244	5,626	66,794
Operating income	361,361	275,699	231,548	186,762	92,678
Interest expense, net	(21,854)	(20,123)	(24,427)	(27,442)	(23,109)
Other non-operating income, net	4,021	6,138	7,346	7,360	6,955
Income before provision for income taxes	343,528	261,714	214,467	166,680	76,524
Provision for income taxes	119,138	88,201	71,847	54,521	26,907
Net income	$224,390	$173,513	$142,620	$112,159	$49,617

Earnings per basic share	$3.18	$2.48	$2.06	$1.65	$0.74
Earnings per diluted share	$3.13	$2.42	$2.00	$1.62	$0.74

Selected Balance Sheet Data:
Cash and cash equivalents (2)	$199,072	$288,750	$304,679	$136,419	$582,185
Working capital (2) (3)	3,873,732	3,159,678	2,491,591	1,747,124	619,354
Total assets (3)	6,396,864	5,748,163	5,133,771	4,531,179	2,491,885
Total debt excluding Financial Services segment	331,065	336,535	344,922	345,152	348,279
Total debt of Financial Services segment (3) (4)	3,571,612	3,200,518	2,844,813	2,496,651	476,664
Total stockholders’ equity	1,606,334	1,375,979	1,181,316	1,024,548	984,421

Other Data:
Depreciation and amortization	$93,407	$79,269	$71,343	$69,872	$70,566
Property and equipment additions	$347,956	$230,009	$120,739	$79,720	$49,817
Retail square footage	5,890	5,142	4,682	4,409	4,333

(1)
Fiscal years are based on the 52-53 week period ending on the Saturday closest to December 31. Fiscal 2013, 2012, 2011, and 2010 each consisted of 52 weeks and fiscal 2009 consisted of 53 weeks. The fiscal year end of WFB is December 31st.

(2)
Includes amounts for the Financial Services segment totaling $94 million, $91 million, $117 million, $82 million, and $371 million at years ended 2013, 2012, 2011, 2010, and 2009, respectively. Regulatory restrictions limit our ability to use this cash for non-banking operations, including its use as working capital for our Retail or Direct businesses, or for retail store expansion.

(3)
Amounts for all years except 2009 include the assets and liabilities of the Cabela's Master Credit Card Trust and related entities (collectively referred to as the “Trust”). Pursuant to a change in accounting principle, effective January 3, 2010, the assets and liabilities of the Trust were consolidated into our consolidated financial statements resulting in an increase in total assets and liabilities of $2.15 billion and $2.25 billion, respectively, and a decrease of $93 million, after tax, in retained earnings and other comprehensive income.

(4)
Amounts for all years include time deposits and short-term borrowings of the Financial Services segment. In addition, amounts for all years except 2009 include the secured variable funding obligations and secured long-term obligations of the Trust.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of financial condition, results of operations, liquidity, and capital resources should be read in conjunction with our audited consolidated financial statements and notes thereto appearing elsewhere in this report. Cabela’s Incorporated and its wholly-owned subsidiaries are referred to herein as “Cabela’s,” “Company,” “we,” “our,” or “us."

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
Cabela’s®
We are a leading specialty retailer, and the world’s largest direct marketer, of hunting, fishing, camping, and related outdoor merchandise. We provide a quality service to our customers who enjoy an outdoor lifestyle by supplying outdoor products through our omni-channel retail business consisting of our Retail and Direct segments. As of the end of 2013, our Retail business segment operated 50 stores, including the 10 stores that we opened during 2013, which consisted of three Outpost stores in:
•Saginaw, Michigan, on February 14, 2013;
•Waco, Texas, on October 30, 2013; and
•Kalispell, Montana, on November 7, 2013;
and seven next-generation stores in:
•Columbus, Ohio, on March 7, 2013;
•Grandville, Michigan, on March 21, 2013;
•Louisville, Kentucky, on April 11, 2013;
•Green Bay, Wisconsin, on July 25, 2013;
•Thornton, Colorado, and Lone Tree, Colorado, on August 15, 2013; and
•Regina, Saskatchewan, Canada, on September 19, 2013.

We have 46 stores located in the United States and four in Canada with total retail square footage of 5.9 million square feet, an increase of 15% over 2012. Our Direct business segment is comprised of our highly acclaimed website and supplemented by our catalog distributions as a selling and marketing tool.

World's Foremost Bank ("WFB," "Financial Services segment," or "Cabela's CLUB") also plays an integral role in supporting our merchandising business. The Financial Services segment is comprised of our credit card services, which reinforce our strong brand and strengthen our customer loyalty through our credit card loyalty programs.

Fiscal 2013 Executive Overview

			Increase (Decrease)	% Change
	2013	2012
	(Dollars in Thousands Except Earnings Per Diluted Share)
Revenue:
Retail	$2,233,322	$1,849,582	$383,740	20.7%
Direct	973,614	930,943	42,671	4.6
Total	3,206,936	2,780,525	426,411	15.3
Financial Services	375,810	319,399	56,411	17.7
Other revenue	16,831	12,758	4,073	31.9
Total revenue	$3,599,577	$3,112,682	$486,895	15.6

Operating income	$361,361	$275,699	$85,662	31.1

Net income	$224,390	$173,513	$50,877	29.3

Earnings per diluted share	$3.13	$2.42	$0.71	29.3

Revenues presented in the table above are consistent with our presentation for segment reporting. Revenues for 2013 totaled $3.6 billion, an increase of $487 million, or 15.6%, over 2012. Total merchandise sales increased $426 million, or 15.3%, in 2013 compared to 2012. The net increase in total merchandise sales comparing 2013 to 2012 was primarily due to:

•	a net increase of $304 million in revenue from new retail stores, and

•	an increase of $68 million, or 3.9%, in comparable store sales, led by an increase in sales in the hunting equipment product category.
These increases were complemented by an increase of $43 million in Direct revenue, primarily due to increases in the hunting equipment product category.
Financial Services revenue increased $56 million, or 17.7%, in 2013 compared to 2012 due to increases in interest income and interchange income, partially offset by higher customer reward costs due to growth in the number of active accounts and average balance per account and increased interest expense due to the issuances of securitizations and certificates of deposit in 2013 to fund growth. Interchange income in 2013 was positively impacted by $3 million due to adjustments to our liability for the Visa U.S.A., Inc. ("Visa") settlement. We adjusted our liability for the effect of certain plaintiffs opting out in 2013 and analysis of our merchant charge volume based on Visa's interchange reduction reports to WFB.
Operating income for 2013 increased $86 million, or 31.1%, compared to 2012, and operating income as a percentage of revenue increased 110 basis points to 10.0% in 2013 compared to 8.9% in 2012. The increases in total operating income and total operating income as a percentage of total revenue were primarily due to increases in revenue from all three business segments as well as an increase in our merchandise gross profit. Selling, distribution, and administrative expenses increased primarily due to increases in comparable and new store costs and related support areas. In addition, pre-opening costs totaled $22 million in 2013 compared to $13 million in 2012. Expressed as a percentage of total revenue, selling, distribution, and administrative expenses decreased 20 basis points to 33.4% in 2013. Impairment losses decreased $14 million in 2013 compared to 2012.

Our vision is to be the best omni-channel retail company in the world by creating intense customer loyalty for our outdoor brand. This loyalty will be created through two pillars of excellence: highly engaged outfitters and shareholders who support our short and long term goals. We will focus on these areas to achieve our vision:

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

We offer our customers integrated opportunities to access and use our retail store, website, and catalog channels. Our in-store pick-up program allows customers to order products through our catalogs, website, and store kiosks and have them delivered to the retail store of their choice without incurring shipping costs, thereby helping to increase foot traffic in our stores. Conversely, our expanding retail stores introduce customers to our website and catalog channels. We are capitalizing on our omni-channel model by building on the strengths of each channel, primarily through improvements in our merchandise planning system. This system, along with our replenishment system, allows us to identify the correct product mix in each of our retail stores, maintain the proper inventory levels to satisfy customer demand in both our Retail and Direct business channels, and improve our distribution efficiencies. In 2013, we continued to enhance our omni-channel efforts through greater use of digital marketing, the limited roll out of omni-channel fulfillment, and the improvements to our mobile platform.

We continue to work with vendors to negotiate the best prices on products and to manage inventory levels, as well as to ensure vendors deliver all products and services as expected. Our efforts continue in detailed pre-season planning, in-season monitoring of sales, and management of inventory to focus product assortments on our core customer base. As a result, our merchandise gross margin as a percentage of merchandise revenue increased 50 basis points to 36.8% in 2013 compared to 36.3% in 2012. These increases were primarily attributable to improved in-season and pre-season merchandise inventory planning, improvements in vendor collaboration, an ongoing focus on private label products, and improvements in price optimization to ensure we are optimizing markdowns. The increases in our merchandise gross profit as a percentage of merchandise sales were partially offset by an adverse product mix shift due to increased sales of firearms and ammunition, which carry a lower margin.

We have improved our retail store merchandising processes, information technology systems, and distribution and logistics capabilities. We have also improved our visual merchandising within the stores and coordinated merchandise at our stores by adding more regional product assortments. Our outfitters also benefited through the launch of our new retail product information application which is available via hand held devices. This provides quick and convenient access to product information, allowing outfitters to be more efficient and engaging with customers. In addition, to enhance customer service at our retail stores, we have continued our management training and mentoring programs for our retail store managers.
Comparing Retail segment results for 2013 to 2012:

•	operating income increased $83 million, or 24.1%,

•	operating income as a percentage of Retail segment revenue increased 50 basis points to 19.2%, and

•	comparable store sales increased 3.9%.
Our Retail business segment currently consists of 50 stores, including the seven next-generation stores and the three Outpost stores that we opened in 2013. The new store formats are more productive and generate higher returns which will help to increase our return on invested capital. Our total retail store square footage at the end of 2013 was 5.9 million square feet, an increase of 15% compared to the end of 2012. In May 2013, we relocated our former 44,000 square foot Winnipeg, Manitoba, retail store and opened a new 70,000 square foot next-generation store.

In 2014, we currently have plans to open new retail stores located as follows:

•
next-generation stores in Christiana, Delaware; Greenville, South Carolina; Anchorage, Alaska; Woodbury, Minnesota; Tualatin, Oregon; Cheektowaga, New York; Acworth, Georgia; Edmonton, Alberta, Canada; Barrie, Ontario, Canada; and Nanaimo, British Columbia, Canada; and

•	Outpost stores in Lubbock, Texas; Missoula, Montana; Augusta, Georgia; and Bowling Green, Kentucky.

For 2015 and thereafter, we currently have plans to open new retail stores located as follows:

•
next-generation stores in Berlin, Massachusetts; Sun Prairie, Wisconsin; Garner, North Carolina; Fort Mill, South Carolina; Bristol, Virginia; Moncton, New Brunswick, Canada; Ammon, Idaho; Fort Oglethorpe, Georgia; and Short Pump, Virginia.

We plan to open 13 to 15 retail stores each year. The retail stores planned for 2014 represent approximately one million new square feet of retail space or 17% square footage growth over 2013. It is expected that the planned openings of these next-generation and Outpost stores will continue to generate an increase in profit per square foot compared to the legacy store base.

We are focusing on improving our customers' digital shopping experiences on Cabelas.com and via mobile devices. Our marketing focus continues to be on developing a seamless omni-channel experience for our customers regardless of their transaction channel. Our digital transformation continues with efforts around enhancing our website to support the Direct business. The amount of traffic coming through mobile devices is growing significantly. As a result, we continue to utilize best-in-class technology to improve our customers' digital shopping experiences and build on the advances we have made to capitalize on the variety of ways customers are shopping at Cabela's today. We have seen early successes in our social marketing initiatives and now have over 2.9 million fans on Facebook. Our omni-channel marketing efforts are resulting in increases in new customers, as well as in customer engagement with a consistent experience across all channels. Our goal is to create a digital presence that mirrors our customers' in-store shopping experience.

Continuing in 2013, we realized improvements in our website traffic, growth in multi-channel customers, and very early progress in our print-to-digital transformation. We have developed a multi-year approach to reverse the downward trend in our Direct segment and transform our legacy catalog business into an omni-channel enterprise supporting transformation to digital, e-commerce, and mobile while optimizing the customer experience with our growing retail footprint. We are in the very early stages of this effort. Near term efforts have been focusing on our print-to-digital transformation and testing targeted shipping offers. Also in January 2013, we opened an office in Westminster, Colorado, to attract high-quality talent to improve our website, social media, and mobile applications.

Comparing Direct segment results for 2013 to 2012:

•	revenue increased $43 million, or 4.6%,

•	operating income increased $2 million to $157 million, and

•	operating income as a percentage of Direct segment revenue decreased 60 basis points to 16.1%.
The growth in Direct revenue was due to an increase in the hunting equipment product category. This growth was impacted beginning in the third quarter of 2013 by a significant deceleration in ammunition sales compared to 2012 and a more cautious consumer. During the fourth quarter of 2013, we launched our new mobile website and our omni-channel fulfillment program.

Cabela's CLUB continues to manage credit card delinquencies and charge-offs below industry average by adhering to our conservative underwriting criteria and active account management. Comparing Cabela's CLUB results for 2013 to 2012:

•	Financial Services revenue increased $56 million, or 17.7%;

•	the number of average active accounts increased 9.9% to 1.7 million, and the average balance per active account increased 2.9%;

•	the average balance of our credit card loans increased 13.1% to $3.5 billion; and

•	net charge offs as a percentage of average credit card loans decreased seven basis points to 1.80% in 2013 from 1.87% in 2012.

In 2013, the Financial Services segment issued $395 million in certificates of deposit, early renewed its $300 million variable funding facility and extended the commitment for an additional two years, and completed term securitizations of $385 million and $350 million that will mature in February 2023 and August 2018, respectively.

Current Business Environment

Worldwide Credit Markets and Macroeconomic Environment – Beginning in August 2013, and throughout the remainder of fiscal 2013, we experienced a significant deceleration in the sales of firearms and ammunition as well as a challenging consumer environment across all business channels. These trends have continued into the first quarter of fiscal 2014. To address these trends, we increased our promotional spending while managing other expenses to levels consistent with how our business is performing. We plan to continue managing those costs accordingly through the remainder of fiscal 2014. The Financial Services segment continues to monitor developments in the securitization and certificates of deposit markets to ensure adequate access to liquidity. We expect our charge-off rates and delinquency levels to remain below industry averages.

Developments in Legislation and Regulation – Since the later part of 2012, there has been significant discussion regarding enacted gun control legislation and potential gun control legislation, primarily aimed at modern sporting rifles, certain semiautomatic pistols, and high capacity magazines. For example, the States of Colorado, Connecticut, Maryland, and New York enacted legislation that prohibits the sale of certain high capacity magazines and, in some cases, the sale of certain firearms. We do not expect the recently enacted state legislation to have a significant impact on our business. Any new federal legislation that prohibits the sale of certain modern sporting rifles, semiautomatic pistols, or ammunition could negatively impact our hunting equipment sales.
The Federal Deposit Insurance Corporation ("FDIC") conducted compliance examinations in 2009 and 2011 and found that certain former practices of WFB were improper. As a result of these compliance examinations, WFB was required to enter into a consent order and pay restitution and civil money penalties. The FDIC conducted another compliance examination in 2013, and WFB may be ordered to pay restitution and civil money penalties as a result of the 2013 compliance examination.

On July 9, 2013, the FDIC adopted interim final rules which revised its risk-based and leverage capital requirements for FDIC-supervised institutions. These interim final rules are substantially identical to the joint final rules issued by the Office of the Comptroller of the Currency and the Board of Governors of the Federal Reserve System on July 2, 2013. The interim final rules and the joint final rules implement the regulatory capital reforms recommended by the Basel Committee on Banking Supervision in December 2010, commonly referred to as “Basel III,” and capital reforms required by the Dodd-Frank Wall Street Reform and Consumer Protection Act (the "Reform Act"). Among other things, the interim final rules and the joint final rules revise the agencies' prompt corrective action framework by introducing a common equity tier 1 capital requirement and a higher minimum tier 1 capital requirement. In addition, the interim final rules and the joint final rules include a supplementary leverage ratio for depository institutions subject to the advanced approaches capital rules. The phase-in period for the interim final rules will begin in January 2015 for WFB. WFB is continuing to assess how the interim final rules and the joint final rules will impact it and its ability to comply with the new common equity tier 1 capital requirement and higher minimum tier 1 capital requirement.

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

The Reform Act established the new independent Consumer Financial Protection Bureau (the “Bureau”) which has broad rulemaking, supervisory, and enforcement authority over consumer products, including credit cards. WFB is subject to the Bureau's regulation, and while the Bureau will not examine WFB, it will receive information from WFB's primary federal regulator. The Bureau is specifically authorized to issue rules identifying as unlawful acts or practices it defines as “unfair, deceptive or abusive acts” in connection with any transaction with a consumer or in connection with a consumer financial product or service. It is uncertain what rules will be adopted by the Bureau, how such rules will be enforced, and whether or not such rules will require WFB to modify existing practices or procedures.

The Bureau, the FDIC, and other agencies have recently announced several high-profile enforcement actions against credit card issuers for deceptive marketing and other illegal practices related to the advertising of ancillary products, collection practices, and other matters. By these recent public enforcement actions, the Bureau and the FDIC have signaled a heightened scrutiny of credit card issuers. We anticipate increased activity by regulators in pursuing consumer protection claims going forward.

Several rules and regulations have recently been proposed or adopted that may substantially affect issuers of asset-backed securities.

On December 10, 2013, the Federal Reserve, the Office of the Comptroller of the Currency, the FDIC, and the SEC approved joint final regulations implementing the provisions of the Reform Act commonly referred to as the “Volcker Rule.” Generally, the Volcker Rule and the implementing regulations prohibit any banking entity from engaging in proprietary trading and from investing in, sponsoring, or having certain relationships with a hedge fund or private equity fund, subject to exemptions for certain permitted activities. These regulations limit our ability to engage in the types of transactions covered by the Volcker Rule, and may impose compliance, monitoring, and reporting obligations on us and WFB under certain circumstances. Although the effective date of the regulations is April 1, 2014, the Federal Reserve approved an extension of the conformance period until July 21, 2015. We are continuing to assess the impact, if any, that the Volcker Rule and the implementing regulation will have on our Retail, Direct, and Financial Services segments.

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

On July 26, 2011, the SEC re-proposed certain rules for asset-backed securities offerings (“SEC Regulation AB II”), which were originally proposed by the SEC on April 7, 2010. If adopted, SEC Regulation AB II would substantially change the disclosure, reporting, and offering process for public and private offerings of asset-backed securities. As currently proposed, SEC Regulation AB II would, among other things, impose as a condition for the shelf registration of asset-backed securities the filing of a certification concerning the disclosure contained in the prospectus and the design of the securitization at the time of each offering off the shelf and the appointment of a credit risk manager to review assets when credit enhancement requirements are not met or at the direction of investors. Issuers of publicly offered asset-backed securities would be required to disclose more information regarding the underlying assets. Moreover, proposed SEC Regulation AB II would alter the safe harbor standards for private placements of asset-backed securities imposing informational requirements similar to those applicable to registered public offerings. The final form that SEC Regulation AB II may take is uncertain at this time, but it may impact the Financial Services segment's ability and/or desire to sponsor securitization transactions in the future.

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

Visa Litigation Settlement – In June 2005, a number of entities, each purporting to represent a class of retail merchants, sued Visa and several member banks, and other credit card associations, alleging, among other things, that Visa and its member banks have violated United States antitrust laws by conspiring to fix the level of interchange fees. On July 13, 2012, the parties to this litigation announced that they had entered into a memorandum of understanding, which subject to certain conditions, including court approval, obligates the parties to enter into a settlement agreement to resolve the claims brought by the class members. On December 13, 2013, the settlement received final court approval. The settlement agreement requires, among other things, (i) the distribution to class merchants of an amount equal to 10 basis points of default interchange across all credit rate categories for a period of eight consecutive months, which otherwise would have been paid to issuers like WFB, (ii) Visa to change its rules to allow merchants to charge a surcharge on credit card transactions subject to a cap, and (iii) Visa to meet with merchant buying groups that seek to negotiate interchange rates collectively. To date, WFB has not been named as a defendant in any credit card industry lawsuits. We determined that the 10 basis point reduction of default interchange across all credit rate categories for the period of eight consecutive months from July 29, 2013, through March 28, 2014, would result in a reduction of interchange income of approximately $12.5 million in the Financial Services segment. Accordingly, a liability of $12.5 million was recorded as of December 29, 2012, to accrue for this settlement.

In 2013, certain plaintiffs opted out of the proposed settlement resulting in management re-evaluating the impact of the 10 basis point reduction of default interchange to the Financial Services segment. Also, Visa issued interchange reduction reports to WFB through November 2013 resulting in assessments of $4.6 million. Based on re-evaluations due to opt-outs and analysis of the merchant charge volume based on the Visa interchange reduction reports, management determined that the estimated effect for this settlement should be reduced by $3.2 million as of December 28, 2013. Therefore, the remaining liability balance for this settlement was $4.7 million at December 28, 2013.

Operations Review

Our operating results expressed as a percentage of revenue were as follows for the years ended:

	2013	2012	2011

Revenue	100.00%	100.00%	100.00%
Cost of revenue	56.42	56.86	57.39
Gross profit (exclusive of depreciation and amortization)	43.58	43.14	42.61
Selling, distribution, and administrative expenses	33.38	33.63	33.94
Impairment and restructuring charges	0.16	0.65	0.43
Operating income	10.04	8.86	8.24
Other income (expense):
Interest expense, net	(0.61)	(0.65)	(0.87)
Other income, net	0.11	0.20	0.26
Total other income (expense), net	(0.50)	(0.45)	(0.61)
Income before provision for income taxes	9.54	8.41	7.63
Provision for income taxes	3.31	2.83	2.56
Net income	6.23%	5.58%	5.07%

Results of Operations - 2013 Compared to 2012

Revenues

Retail revenue includes sales realized and customer services performed at our retail stores, sales from orders placed through our retail store website kiosks, and sales from customers utilizing our in-store pick-up program. Direct revenue includes sales from orders placed through our website, over the phone, and by mail where the merchandise is shipped to non-retail store locations. Financial Services revenue is comprised of interest and fee income, interchange income, other non-interest income, interest expense, provision for loan losses, and customer rewards costs from our credit card operations. Other revenue sources include fees for our hunting and fishing outfitter services, fees for our full-service travel agency business, real estate rental income and land sales, and other complementary business services.
Comparisons and analysis of our revenues are presented below for the years ended:

					Increase (Decrease)	% Change
	2013	%	2012	%
	(Dollars in Thousands)

Retail	$2,233,322	62.0%	$1,849,582	59.4%	$383,740	20.7%
Direct	973,614	27.1	930,943	29.9	42,671	4.6
Financial Services	375,810	10.4	319,399	10.3	56,411	17.7
Other	16,831	0.5	12,758	0.4	4,073	31.9
Total	$3,599,577	100.0%	$3,112,682	100.0%	$486,895	15.6
Product Sales Mix – The following table sets forth the percentage of our merchandise revenue contributed by major product categories for our Retail and Direct segments and in total for the years ended:

	Retail		Direct		Total
	2013	2012	2013	2012	2013	2012
Product Category:
Hunting Equipment	51.0%	49.5%	41.2%	37.1%	48.0%	45.3%
General Outdoors	26.8	28.7	29.1	32.0	27.5	29.8
Clothing and Footwear	22.2	21.8	29.7	30.9	24.5	24.9
Total	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
The hunting equipment merchandise category includes a wide variety of firearms, ammunition, optics, archery products, and related accessories and supplies. The general outdoors merchandise category includes a full range of equipment and accessories supporting all outdoor activities, including all types of fishing and tackle products, boats and marine equipment, camping gear and equipment, food preparation and outdoor cooking products, all-terrain vehicles and accessories for automobiles and all-terrain vehicles, and gifts and home furnishings. The general outdoors merchandise category also includes wildlife and land management products and services, including compact tractors and tractor attachments. The clothing and footwear merchandise category includes fieldwear apparel and footwear, sportswear, casual clothing and footwear, and workwear products.
Retail Revenue – Retail revenue increased $384 million, or 20.7%, in 2013 primarily due to an increase of $304 million in revenue from the addition of new retail stores comparing the respective periods and an increase in comparable store sales of $68 million. Retail revenue growth was led by an increase in the hunting equipment product category primarily from increases in firearms and ammunition, hunting apparel, archery, and optics, as well as men's apparel and general outdoors. Ammunition sales, while still above prior year levels, slowed during the third quarter of 2013 and decreased during the fourth quarter of 2013.

We recognize revenue as gift certificates, gift cards, and e-certificates (“gift instruments”) are redeemed for merchandise or services. We record gift instrument breakage as Retail revenue when the probability of redemption is remote. Gift instrument breakage recognized was $7 million and $8 million for 2013 and 2012, respectively. Our gift instrument liability at the end of 2013 and 2012 was $145 million and $135 million, respectively.
Comparable store sales and analysis are presented below for the years ended:

			Increase (Decrease)
	2013	2012
	(Dollars in Thousands)

Comparable stores sales	$1,810,185	$1,741,827	$68,358
Comparable stores sales growth percentage	3.9%	2.8%
Comparable store sales increased $68 million, or 3.9%, in 2013 principally because of the strength in our hunting equipment category. A store is included in our comparable store sales base on the first day of the month following the fifteen month anniversary of 1) its opening or acquisition, or 2) any changes to retail store space greater than 25% of total square footage of the store.

Average sales per square foot for stores that were open during the entire year were $385 for 2013 compared to $362 for 2012. The increase in average sales per square foot is a result of our next-generation and Outpost stores performing better than our legacy stores on a sales per square foot basis. Additionally, the increase in comparable store sales contributed to the increase in average sales per square foot.
Direct Revenue – Direct revenue increased $43 million, or 4.6%, in 2013 compared to 2012. The increase in Direct revenue compared to 2012 was primarily due to an increase in the hunting equipment product category. This increase was negatively impacted as ammunition growth slowed faster than we anticipated leading to a lower average customer order.
Internet sales increased in 2013 compared to 2012. The number of visitors to our website increased 25.8% during 2013 as we continued to focus our efforts on utilizing Direct marketing programs to increase traffic to our website and social media networks. Our hunting equipment and clothing and footwear categories were the largest dollar volume contributors to our Direct revenue for 2013. The number of active Direct customers, which we define as those customers who have purchased merchandise from us in the last twelve months, remained even compared to 2012.

We continue to focus on smaller, more specialized catalogs, and we have reduced the number of pages mailed and decreased total circulation, leading to continued reductions in catalog related costs. Mostly offsetting the reductions in catalog related costs were increases in website and mobile platform related expenses due to our expanded use of digital marketing channels and enhancements to our website.

			Increase (Decrease)	% Change
	2013	2012

Percentage increase year over year in our website visitors	25.8%	18.3%
Pages of paper circulation (in millions)	13,165	17,433	(4,268)	(24.5)%
Number of separate titles circulated	127	108	19

Financial Services Revenue – The following table sets forth the components of our Financial Services revenue for the years ended:

			Increase (Decrease)	% Change
	2013	2012
	(Dollars in Thousands)

Interest and fee income	$343,353	$301,699	$41,654	13.8%
Interest expense	(63,831)	(54,092)	9,739	18.0
Provision for loan losses	(43,223)	(42,760)	463	1.1
Net interest income, net of provision for loan losses	236,299	204,847	31,452	15.4
Non-interest income:
Interchange income	344,979	292,151	52,828	18.1
Other non-interest income	7,530	12,364	(4,834)	(39.1)
Total non-interest income	352,509	304,515	47,994	15.8
Less: Customer rewards costs	(212,998)	(189,963)	23,035	12.1
Financial Services revenue	$375,810	$319,399	$56,411	17.7
Financial Services revenue increased $56 million, or 17.7%, in 2013 compared to 2012. The increase in interest and fee income of $42 million was due to an increase in credit card loans. The increase in interest expense of $10 million was due to the issuances of securitization and certificates of deposit in 2013, which were used to fund growth. The increases in interchange income of $53 million and customer rewards costs of $23 million were primarily due to an increase in credit card purchases. Also impacting interchange income was a $12.5 million accrual in 2012 for the estimated liability for the Visa settlement compared to a $3.2 million reduction of the estimated liability in 2013. The decrease in other non-interest income was a result of the discontinuance of our payment assurance program in the third quarter of 2012, partially offset by approximately $3 million of identity theft program income recognized in 2013.
The following table sets forth the components of our Financial Services revenue as a percentage of average credit card loans, including any accrued interest and fees, for the years ended:

	2013	2012

Interest and fee income	9.8%	9.7%
Interest expense	(1.8)	(1.7)
Provision for loan losses	(1.2)	(1.4)
Interchange income	9.8	9.4
Other non-interest income	0.2	0.4
Customer rewards costs	(6.1)	(6.1)
Financial Services revenue	10.7%	10.3%
Interchange income as a percentage of average credit card loans, including any accrued interest and fees, would have been 9.8% for both 2013 and 2012, and Financial Services revenue as a percentage of average credit card loans, including any accrued interest and fees, would have been 10.6% and 10.7% for 2013 and 2012, respectively, excluding the effect of the $3.2 million increase and the $12.5 million decrease in 2013 and 2012, respectively, to interchange income from the Visa settlement.

Our Cabela’s CLUB Visa credit card loyalty program allows customers to earn points whenever and wherever they use their credit card, and then redeem earned points for products and services at our retail stores or through our Direct business. The percentage of our merchandise sold to customers using the Cabela’s CLUB Visa credit card approximated 30% for 2013. The dollar amounts related to points are accrued as earned by the cardholder and recorded as a reduction in Financial Services revenue. The dollar amount of unredeemed credit card points and loyalty points was $146 million at the end of 2013 compared to $128 million at the end of 2012.

Key statistics reflecting the performance of Cabela's CLUB are shown in the following chart for the years ended:

			Increase (Decrease)	% Change
	2013	2012
	(Dollars in Thousands Except Average Balance per Account)

Average balance of credit card loans (1)	$3,500,536	$3,095,781	$404,755	13.1%
Average number of active credit card accounts	1,688,843	1,537,209	151,634	9.9
Average balance per active credit card account (1)	$2,073	$2,014	$59	2.9
Net charge-offs on credit card loans (1)	$63,152	$57,803	$5,349	9.3
Net charge-offs as a percentage of average credit card loans (1)	1.80%	1.87%	(0.07)%

(1)	Includes accrued interest and fees.
The average balance of credit card loans increased to $3.5 billion, or 13.1%, for 2013 compared to 2012 due to an increase in the number of active accounts and the average balance per account. We define an active credit card account as any account with an outstanding debit or credit balance at the end of any respective month. The average number of active accounts increased to 1.7 million, or 9.9%, compared to 2012 due to our successful marketing efforts in new account acquisitions. Net charge-offs as a percentage of average credit card loans decreased to 1.80% for 2013, down seven basis points compared to 2012, due to improvements in bankruptcies, delinquencies, and delinquency roll rates, partially offset by a decrease in recoveries. See “Asset Quality of Cabela's CLUB” in this report for additional information on trends in delinquencies and non-accrual loans and analysis of our allowance for loan losses.

Other Revenue
Other revenue increased $4 million in 2013 to $17 million compared to 2012 primarily due to an increase in real estate sales revenue in 2013 compared to 2012.
Merchandise Gross Profit

Merchandise gross profit is defined as merchandise sales less the costs of related merchandise sold and shipping costs. Comparisons of gross profit and gross profit as a percentage of revenue for our operations, year over year, and to the retail industry in general, are impacted by:

•	shifts in customer preferences;

•	retail store, distribution, and warehousing costs (including depreciation and amortization), which we exclude from our cost of revenue;

•	royalty fees we include in merchandise sales for which there are no costs of revenue;

•	Financial Services revenue we include in revenue for which there are no costs of revenue;

•	real estate land sales we include in revenue for which costs vary by transaction;

•	customer service related revenue we include in revenue for which there are no costs of revenue; and

•	customer shipping charges in revenue.
Comparisons and analysis of our gross profit on merchandising revenue are presented below for the years ended:

			Increase (Decrease)	% Change
	2013	2012
	(Dollars in Thousands)

Merchandise sales	$3,205,632	$2,778,903	$426,729	15.4%
Merchandise gross profit	1,178,440	1,009,742	168,698	16.7
Merchandise gross profit as a percentage of merchandise sales	36.8%	36.3%	0.5%

Merchandise Gross Profit – Our merchandise gross profit increased $169 million, or 16.7%, to $1.2 billion in 2013 compared to 2012. The increase in our merchandise gross profit was primarily due to firearms and ammunition, as well as continued improvements in vendor collaboration, an increase in private label products, and further advancements in price optimization. Ammunition sales, while still above prior year levels, slowed during the third quarter of 2013 and decreased during the fourth quarter of 2013 compared to the fourth quarter of 2012.
Our merchandise gross profit as a percentage of merchandise sales increased to 36.8% in 2013 from 36.3% in 2012. The increase in the merchandise gross profit as a percentage of merchandise sales in 2013 compared to 2012 was primarily due to the elimination of free shipping to Cabela's CLUB members, increased penetration of Cabela's brand merchandise, fewer sales discounts and markdowns, and higher margins in a our soft goods category. The increase in our merchandise gross profit as a percentage of merchandise sales was enhanced by the shift from firearms and ammunition to our soft goods categories, and was partially offset by the overall increase in sales of firearms and ammunition year over year, which carry a lower margin.
Selling, Distribution, and Administrative Expenses
Selling, distribution, and administrative expenses include all operating expenses related to our retail stores, website, distribution centers, product procurement, Cabela's CLUB credit card operations, and overhead costs, including: advertising and marketing, catalog costs, employee compensation and benefits, occupancy costs, information systems processing, and depreciation and amortization.
Comparisons and analysis of our selling, distribution, and administrative expenses are presented below for the years ended:

			Increase (Decrease)	% Change
	2013	2012
	(Dollars in Thousands)

Selling, distribution, and administrative expenses	$1,201,519	$1,046,861	$154,658	14.8%
SD&A expenses as a percentage of total revenue	33.4%	33.6%	(0.2)%
Retail store pre-opening costs	$22,405	$12,523	$9,882	78.9%
Selling, distribution, and administrative expenses increased $155 million, or 14.8%, in 2013 compared to 2012. However, expressed as a percentage of total revenue, selling, distribution, and administrative expenses decreased 20 basis points to 33.4% in 2013 compared to 33.6% in 2012. The most significant factors contributing to the changes in selling, distribution, and administrative expenses in 2013 compared to 2012 included:

•
an increase of $92 million in employee compensation, benefits, and contract labor primarily due to the opening of new retail stores and increases in staff for other retail stores, merchandising support areas, distribution centers, credit card growth support, and general corporate overhead support;

•	an increase of $23 million in building costs and depreciation primarily related to the operations and maintenance of our new and existing retail stores as well as corporate offices;

•
an increase of $13 million in advertising, promotional, and direct marketing costs to support customer relationships, for new store openings, and from an increase in account origination costs in our Financial Services segment;

•	an increase of $10 million in professional fees; and

•	an increase of $6 million in equipment supplies and software expense primarily to support operational growth.
Significant changes in our selling, distribution, and administrative expenses related to specific business segments included the following:
 Retail Segment:

•
An increase of $54 million in employee compensation, benefits, and contract labor primarily due to the opening of new retail stores and increases in staff for other retail stores and merchandising teams.

•	An increase of $15 million in building costs primarily related to the operations and maintenance of our new and existing retail stores.

•	An increase of $10 million in advertising and promotional costs related to new and existing retail stores.

•	An increase of $5 million in professional fees and an increase of $1 million in equipment supplies and software expense primarily to support operational growth.

Direct Segment:

•	An increase of $3 million in employee compensation, benefits, and contract labor.

•
An increase of $2 million in advertising and direct marketing costs primarily due to increased expenses related to our expanded use of digital marketing channels and enhancements to our website, partially offset by reduced catalog related costs.

•	An increase of $2 million in professional fees.
Financial Services Segment:

•	An increase of $5 million in employee compensation, benefits, and contract labor principally for positions added to support the growth of credit card operations.

•	An increase of $2 million in professional fees.
Corporate Overhead, Distribution Centers, and Other:

•	An increase of $30 million in employee compensation, benefits, and contract labor in general corporate and the distribution centers to support operational growth.

•	An increase of $8 million in building costs primarily related to the maintenance and expansion of our administrative buildings.

•	An increase of $5 million in equipment supplies and software expense primarily related to new equipment and updates to support operational growth.

•	An increase of $1 million in professional fees and an increase of $1 million in advertising and promotional costs.

Impairment and Restructuring Charges

Impairment losses consisted of the following for the years ended:

	2013	2012
Impairment losses relating to:
Accumulated amortization of deferred grant income	$4,931	$1,309
Property, equipment, and other assets	937	1,321
Other property	—	17,694
Total	$5,868	$20,324
Long-lived assets are evaluated for possible impairment (i) whenever changes in circumstances may indicate that the carrying value of an asset may not be recoverable and (ii) at least annually for recurring fair value measurements and for those assets not subject to amortization. In 2013 and 2012, we evaluated the recoverability of economic development bonds, property (including existing store locations and future retail store sites), equipment, goodwill, other property, and other intangible assets.

On February 4, 2014, a U. S. district court entered a judgment against the Company in the amount of $14 million. This judgment consists of two issues. The court ordered us to repay a $5 million incentive that we received in conjunction with a retail store we opened in 2007. In addition, a jury trial determined that we pay $9 million relating to the real property we received in 2007. Pursuant to this judgment, we recognized a liability of $14 million at December 28, 2013, including an estimated amount for legal fees and costs, in our consolidated balance sheet. The recognition of this liability at December 28, 2013, to repay these grants resulted in the Company recording an increase to the carrying amount of the related retail store property through a reduction in deferred grant income by the amount repayable, plus legal and other costs. The cumulative additional depreciation that would have been recognized through December 28, 2013, as an expense in the absence of these grants was recognized in 2013 as depreciation expense. Therefore, the adjustment that reduced the deferred grant income of this retail store property at December 28, 2013, resulted in an increase in depreciation expense of $5 million in 2013, which was included in impairment and restructuring charges in the consolidated statements of income. This impairment loss was recorded to the Retail segment. Refer to Note 14 “Impairment and Restructuring Charges” of the Notes to Consolidated Financial Statements for additional financial information regarding this matter.

We recognized an impairment loss totaling $1 million in 2013 related to the store closure of our former Winnipeg, Manitoba, Canada, retail site. The impairment loss of $1 million included leasehold improvements write-offs as well as lease cancellation and restoration costs. This impairment loss was recorded to the Retail and Corporate Overhead and Other segments.
In 2004, the Company acquired property near Denver, Colorado ("the Colorado Property”) with the intent to build a Cabela’s retail store at that location. The appraised value of the Colorado Property at that time was based on the projected cash flows from the Company’s prospective retail store development. In the second quarter ended June 2011, we made a decision not to locate a retail store on the Colorado Property, nor to further develop the Colorado Property, but to dispose of it, and instead to build two retail stores in different locations in the greater Denver area. We publicly announced this decision in July 2011. As a result, we classified the Colorado Property as other property in the Corporate Overhead and Other segment. Shortly after we publicly announced that we would not develop a retail store on the Colorado Property, we received a letter of intent from a developer offering to purchase the property. The letter of intent provided evidence of the fair value of the Colorado Property, which, at the time, resulted in an impairment loss of $3 million that was recognized in the third quarter of 2011. The developer’s purchase offer expired in 2012, and the Company continued to market the property for sale and sought an appraisal. In January 2013, we received an appraisal report on the Colorado Property. This appraisal report concluded that the carrying value of the Colorado Property was higher than the estimated fair value, resulting in an additional impairment loss of $15 million, which was recognized in the fourth quarter of 2012. After the impairment loss was recognized, the carrying value of the Colorado Property was $6 million at the end of 2012. The 2013 appraisal was based on the sales comparison approach to estimate the “as-is” fee simple market value of the subject property (Level 2 inputs). The appraiser determined that the highest and best use of the Colorado Property was as raw land, because the demographics, excess retail space, and the economy in the geographic area would no longer support a value high enough to justify the cost of developing the property.

At December 2013 and 2012, we classified all of our unimproved land not used in our merchandising business as "other property" and included the carrying value of $15 million and $23 million at the end of 2013 and 2012, respectively, in other assets in the consolidated balance sheet. We intend to sell any of our remaining other property as soon as any such sale could be economically feasible, and we continue to monitor such property for impairment.
In the fourth quarter of 2012, we also recognized an impairment loss on a second property based on an arms-length sales contract of adjoining land anticipated to close in mid-2013 (Level 2 inputs). Subsequently, this tract of land was sold in December 2013. No adjustments to the carrying value of other properties were recognized in 2013. We recognized impairment losses on other property of $18 million in 2012. There were no impairment losses related to other property in 2013.
In the fourth quarter of 2012, we received information on one project that the development would be delayed thus reducing the amount expected to be received and delaying the timing of projected cash flows. Therefore, the fair value of this economic development bond was determined to be below carrying value, with the decline in fair value deemed to be other than temporary. This fair value adjustment totaled $5 million in 2012, reduced the carrying value of the economic development bond portfolio at the end 2012 and resulted in corresponding reductions in deferred grant income. This reduction in deferred grant income resulted in increases in depreciation expense of $1 million in 2012, which has been included in impairment and restructuring charges in the consolidated statements of income. The discounted cash flow models for our other bonds did not result in other than temporary impairments. In 2013, none of the bonds with a fair value below carrying value were deemed to have other than a temporary impairment. At the end of 2012, the total amount of impairment adjustments that were made to deferred grant income, which has been recorded as a reduction of property and equipment, was $39 million. These impairment adjustments made to deferred grant income resulted from events or changes in circumstances that indicated the amount of deferred grant income may not be recovered or realized in cash through collection, sales, or other proceeds from the economic development bonds. All impairment and restructuring charges related to economic development bonds were recorded to the Corporate Overhead and Other segment.

Operating Income

Operating income is revenue less cost of revenue, selling, distribution, and administrative expenses, and impairment and restructuring charges. Operating income for our merchandise business segments excludes costs associated with operating expenses of distribution centers, procurement activities, and other corporate overhead costs.
Comparisons and analysis of operating income are presented below for the years ended:

			Increase (Decrease)	% Change
	2013	2012
	(Dollars in Thousands)

Total operating income	$361,361	$275,699	$85,662	31.1%
Total operating income as a percentage of total revenue	10.0%	8.9%	1.1%

Operating income by business segment:
Retail	$428,361	$345,040	$83,321	24.1
Direct	157,227	155,237	1,990	1.3
Financial Services	104,402	74,182	30,220	40.7

Operating income as a percentage of segment revenue:
Retail	19.2%	18.7%	0.5%
Direct	16.1	16.7	(0.6)
Financial Services	27.8	23.2	4.6
Operating income increased $86 million, or 31.1%, in 2013 compared to 2012, and operating income as a percentage of revenue increased 110 basis points to 10.0% for 2013. The increase in total operating income was primarily due to increases in revenue from all business segments as well as an increase in our merchandise gross profit. This improvement was partially offset by higher consolidated operating expenses. Selling, distribution, and administrative expenses increased in 2013 compared to 2012 primarily due to increases in comparable and new store costs and related support areas.
Under an Intercompany Agreement, the Financial Services segment pays to the Retail and Direct business segments a fixed license fee equal to 70 basis points on all originated charge volume of the Cabela's CLUB Visa credit card portfolio. In addition, among other items, the agreement requires the Financial Services segment to reimburse the Retail and Direct segments for certain operating and promotional costs. Fees paid under the Intercompany Agreement by the Financial Services segment to these two segments increased $18 million in 2013 compared to 2012; a $19 million increase to the Retail segment and a $1 million decrease to the Direct segment.

Interest (Expense) Income, Net
Interest expense, net of interest income, increased $2 million to $22 million in 2013 compared to $20 million in 2012. Interest expense is accrued on our revolving credit facilities and long-term debt as well as on unrecognized tax benefits.

Other Non-Operating Income, Net

Other non-operating income was $4 million in 2013 compared to $6 million in 2012. This income is primarily from interest earned on our economic development bonds.

Provision for Income Taxes

Our effective tax rate was 34.7% in 2013 compared to 33.7% in 2012. The effective tax rates for both years differed from our statutory rate primarily due to the mix of taxable income between the United States and foreign tax jurisdictions. The balance of unrecognized tax benefits, which was classified with long-term liabilities in the consolidated balance sheet, totaled $65 million at December 28, 2013, compared to $39 million at December 29, 2012.

Results of Operations - 2012 Compared to 2011

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
Retail Revenue – Retail revenue increased $299 million, or 19.3%, in 2012 primarily due to an increase of $195 million in revenue from the addition of new retail stores comparing year over year and an increase in revenue from comparable store sales of $102 million. Retail revenue growth, including the increase in comparable store sales, was led by increases in the hunting equipment product category in large part due to increased sales of firearms and ammunition. Gift instrument breakage recognized was $8 million, $7 million, and $5 million for 2012, 2011, and 2010, respectively.
Comparable store sales and analysis are presented below for the years ended:

			Increase (Decrease)
	2012	2011
	(Dollars in Thousands)

Comparable stores sales	$1,573,824	$1,472,032	$101,792
Comparable stores sales growth percentage	6.9%	2.8%
Comparable store sales increased $102 million, or 6.9%, in 2012 principally because of the strength in our hunting equipment category. Average sales per square foot for stores that were open during the entire year were $362 for 2012 compared to $328 for 2011. The increase in average sales per square foot resulted from the increase in comparable store sales. In addition, our next-generation stores performed better on a sales per square foot basis than our legacy stores.

Direct Revenue – Our Direct revenue decreased $26 million, or 2.7%, in 2012 compared to 2011. The decrease in Direct revenue compared to 2011 was primarily due to a decrease in the clothing and footwear product category and a decrease in revenue from our catalog and call centers. These decreases in Direct revenue were partially offset by increased sales attributable to the CLUB Visa free shipping offer and advertising promotions in digital marketing. The free shipping offer to our Cabela's CLUB Visa customers resulted in increased merchandise sales, greater order frequency, and increases in the number of new Visa cardholder accounts.

Internet sales increased in 2012 compared to 2011. The number of website visitors increased 18.3% during 2012 as we continued to focus our efforts on utilizing Direct marketing programs to increase traffic to our website and social media networks. Our hunting equipment and clothing and footwear categories were the largest dollar volume contributor to our Direct revenue for 2012. The number of active Direct customers, which we define as those customers who have purchased merchandise from us in the last twelve months, remained even compared to 2011.
We continued to focus on smaller, more specialized catalogs, and we have reduced the number of pages mailed and decreased total circulation, leading to continued reductions in catalog related costs. Mostly offsetting the reductions in catalog related costs were increases in Internet related expenses due to our expanded use of digital marketing channels and enhancements to our website.
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
Financial Services revenue increased $28 million, or 9.5%, in 2012 compared to 2011. The increase in interest and fee income of $24 million was due to an increase in credit card loans, partially offset by changes in the mix of credit card loan balances at each interest rate. Interest expense decreased $16 million due to decreases in interest rates. The provision for loan losses increased $3 million in 2012 compared to 2011 due to growth in our credit card loan balances, even though our net charge-off rates and allowance for loan losses decreased. The increase in interchange income of $25 million was due to an increase in credit card purchases, partially offset by $12.5 million pursuant to the proposed settlement regarding the Visa litigation. Customer rewards costs increased $33 million due to an increase in credit card purchases.
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
Excluding the effect of the $12.5 million adjustment reducing interchange income from the proposed Visa settlement, interchange income and Financial Services revenue as a percentage of average credit card loans, including any accrued interest and fees, would have been 9.8% and 10.7%, respectively.

Key statistics reflecting the performance of Cabela's CLUB are shown in the following chart for the years ended:

			Increase (Decrease)	% Change
	2012	2011
	(Dollars in Thousands Except Average Balance per Account)

Average balance of managed credit card loans (1)	$3,095,781	$2,745,118	$350,663	12.8%
Average number of active credit card accounts	1,537,209	1,416,887	120,322	8.5

Average balance per active credit card account (1)	$2,014	$1,937	$77	4.0

Net charge-offs on managed loans (1)	$57,803	$64,520	$(6,717)	(10.4)
Net charge-offs as a percentage of average managed credit card loans (1)	1.87%	2.35%	(0.48)%

(1)	Includes accrued interest and fees.
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
Merchandise Gross Profit – Our merchandise gross profit increased $117 million, or 13.1%, to $1 billion in 2012 compared to 2011. The increase in our merchandise gross profit was primarily due to better inventory management, which reduced the need to mark down product, continued improvements in vendor collaboration, an ongoing focus on private label products, and further improvements in price optimization.
Our merchandise gross profit as a percentage of merchandise sales increased to 36.3% in 2012 from 35.6% in 2011. The increase in the merchandise gross profit as a percentage of merchandise sales in 2012 compared to 2011 was primarily due to continued improvements in pre-season and in-season inventory management and vendor collaboration, which allowed us to avoid significant end of season markdowns as we transitioned from fall to spring merchandise. The increase in our merchandise gross profit as a percentage of merchandise sales was partially offset by an adverse product mix shift due to increased sales of firearms, ammunition, and power sports products, which carry a lower margin.

Selling, Distribution, and Administrative Expenses
Comparisons and analysis of our selling, distribution, and administrative expenses were as follows for the years ended:

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

•	An increase of $1 million in building costs and depreciation primarily related to improvements to our distribution centers.

•	A decrease of $2 million in employee compensation, benefits, and contract labor.
Financial Services Segment:

•	An increase of $8 million in employee compensation, benefits, and contract labor principally for positions added to support the growth of credit card operations.

•	A decrease of $7 million in advertising and promotional costs primarily due to the classification of new account origination costs.

•	An increase of $2 million in losses from fraudulent transactions on Cabela's CLUB Visa cards.

Corporate Overhead, Distribution Centers, and Other:

•	An increase of $24 million in employee compensation and benefits in general corporate and the distribution centers to support operational growth.

•	An increase of $4 million in equipment and software expense primarily related to new equipment and updates to support operational growth.

•	An increase of $2 million in building costs primarily related to the maintenance and expansion of our administrative buildings.

Impairment and Restructuring Charges
Impairment and restructuring charges consisted of the following for the years ended:

	2012	2011
Impairment losses relating to:
Other property	$17,694	$4,617
Property, equipment, and other assets	1,321	154
Accumulated amortization of deferred grant income	1,309	6,538
	20,324	11,309
Restructuring charges for severance and related benefits	—	935
Total	$20,324	$12,244
In December 2012, we received an appraisal report that updated the value from a previous appraisal on one property held for sale. Results from the 2012 appraisal report concluded that the carrying value was higher than the estimated fair value, resulting in an impairment loss. This 2012 appraisal was based on the sales comparison approach to estimate the “as-is” fee simple market value of the subject property. This approach involved a process in which a market value estimate was derived from analyzing the market for similar properties that have sold or that were available for sale (Level 2 inputs). In the fourth quarter of 2012, we also impaired a second property held for sale based on an arms-length sales contract of adjoining land anticipated to close in mid-2013 (Level 2 inputs). In 2011, we wrote down the carrying value of certain other property based on signed agreements for their sale. We recognized impairment losses on other property of $18 million and $5 million in 2012 and 2011, respectively.

In the fourth quarter of 2012, we received information on one project that the development would be delayed thus reducing the amount expected to be received and delaying the timing of projected cash flows. Therefore, the fair value of this economic development bond was determined to be below carrying value, with the decline in fair value deemed to be other than temporary. In the fourth quarter of 2011, we received information on three projects that development was either delayed or that actual tax revenues were lower than estimated, thus reducing the amount expected to be received and delaying the timing of projected cash flows. Therefore, the discounted cash flows indicated that the fair value of these three economic development bonds was below carrying value, with the decline in fair value deemed to be other than temporary. These fair value adjustments totaling $5 million and $24 million in 2012 and 2011, respectively, reduced the carrying value of the economic development bond portfolio at the end of 2012 and 2011 and resulted in corresponding reductions in deferred grant income. These reductions in deferred grant income resulted in increases in depreciation expense of $1 million and $7 million in 2012 and 2011, respectively, which were included in impairment and restructuring charges in the consolidated statements of income. The discounted cash flow models for our other bonds did not result in other than temporary impairments. At the end of 2012 and 2011, the total amount of impairment adjustments that were made to deferred grant income, which has been recorded as a reduction of property and equipment, was $39 million and $34 million, respectively. These impairment adjustments made to deferred grant income resulted from events or changes in circumstances that indicated the amount of deferred grant income may not be recovered or realized in cash through collection, sales, or other proceeds from the economic development bonds.
In 2011, we incurred charges totaling $1 million for severance and related benefits primarily from outplacement costs and a voluntary retirement plan. All impairment and restructuring charges were recorded to the Corporate Overhead and Other segment.

Operating Income
Comparisons and analysis of operating income comparisons were as follows for the years ended:

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

Prior to January 1, 2012, under an Intercompany Agreement, the Financial Services segment had incurred a marketing fee that was paid to the Retail and Direct segments. Effective January 1, 2012, this Intercompany Agreement was amended with the marketing fee component eliminated and replaced with a fixed license fee equal to 70 basis points on all originated charge volume of the Cabela's CLUB Visa credit card portfolio. In addition, among other changes, the agreement requires the Financial Services segment to reimburse the Retail and Direct segments for certain operating and promotional costs. Reported operating income by segment, and the components of operating income for each segment, were not materially impacted for 2012 compared to prior years by the amendments to the Intercompany Agreement. Fees paid under the Intercompany Agreement by the Financial Services segment to these two segments increased $14 million in 2012 compared to 2011 – a $16 million increase to the Retail segment and a $2 million decrease to the Direct business segment.
Interest (Expense) Income, Net
Interest expense, net of interest income, decreased $4 million to $20 million in 2012 compared to $24 million in 2011. Interest expense is accrued on our revolving credit facilities and long-term debt as well as on unrecognized tax benefits. The decrease in interest expense was primarily due to an increase in capitalized interest in 2012 compared to 2011.

Other Non-Operating Income, Net

Other non-operating income was $6 million for 2012 and $7 million for 2011. This income was primarily from interest earned on our economic development bonds.

Provision for Income Taxes
Our effective tax rate was 33.7% in 2012 compared to 33.5% in 2011. The effective tax rates for both years differed from our statutory rate primarily due to the mix of taxable income between the United States and foreign tax jurisdictions. The balance of unrecognized tax benefits, which was classified with long-term liabilities in the consolidated balance sheet, totaled $39 million at December 29, 2012, compared to $38 million at December 31, 2011.

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

The quality of our credit card loan portfolio at any time reflects, among other factors: 1) the creditworthiness of cardholders, 2) general economic conditions, 3) the success of our account management and collection activities, and 4) the life-cycle stage of the portfolio. During periods of economic weakness, delinquencies and net charge-offs are more likely to increase. We have mitigated periods of economic weakness by selecting a customer base that is very creditworthy. We use the scores of Fair Isaac Corporation (“FICO”), a widely-used tool for assessing an individual's credit rating, as the primary credit quality indicator. The median FICO score of our credit cardholders was 793 at the end of both 2013 and 2012.

The following table reports delinquencies, including any delinquent non-accrual and restructured credit card loans, as a percentage of our credit card loans, including any accrued interest and fees, in a manner consistent with our monthly external reporting for the years ended:

	2013	2012	2011
Number of days delinquent:
Greater than 30 days	0.69%	0.72%	0.87%
Greater than 60 days	0.42	0.46	0.53
Greater than 90 days	0.22	0.24	0.27
 Delinquencies declined as a result of improvements in the economic environment and our conservative underwriting criteria and active account management.

The table below shows delinquent, non-accrual, and restructured loans as a percentage of our credit card loans, including any accrued interest and fees, at the years ended:

	2013	2012	2011
Number of days delinquent and still accruing (1):
Greater than 30 days	0.57%	0.57%	0.64%
Greater than 60 days	0.35	0.36	0.38
Greater than 90 days	0.19	0.19	0.20
(1) Excludes non-accrual and restructured loans which are presented below.

Non-accrual	0.13	0.17	0.20
Restructured	0.95	1.35	1.91
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

The following table shows the activity in our allowance for loan losses and charge off activity for the years ended:

	2013	2012	2011
	(Dollars in Thousands)

Balance, beginning of year	$65,600	$73,350	$90,900
Provision for loan losses	43,223	42,760	39,287

Charge-offs	(72,959)	(68,834)	(75,599)
Recoveries	17,246	18,324	18,762
Net charge-offs	(55,713)	(50,510)	(56,837)
Balance, end of year	$53,110	$65,600	$73,350

Net charge-offs on credit card loans	$(55,713)	$(50,510)	$(56,837)
Charge-offs of accrued interest and fees (recorded as a reduction in interest and fee income)	(7,439)	(7,293)	(7,683)
Total net charge-offs including accrued interest and fees	$(63,152)	$(57,803)	$(64,520)

Net charge-offs, including accrued interest and fees, as a percentage of average credit card loans, including accrued interest and fees	1.80%	1.87%	2.35%
 For 2013, net charge-offs as a percentage of average credit card loans decreased to 1.80%, down seven basis points compared to 1.87% for 2012. We believe our charge-off levels remain well below industry averages. Our net charge-off rates and allowance for loan losses have decreased due to improved outlooks in the quality of our credit card portfolio evidenced by lower delinquencies, lower delinquency roll-rates, favorable charge-off trends, and declining loan balances in our restructured loan portfolio.

Aging of Credit Cards Loans Outstanding

The following table shows our credit card loans outstanding at the end of 2013 and 2012 segregated by the number of months passed since the accounts were opened.

	2013		2012
	Loans Outstanding	Percentage of Total	Loans Outstanding	Percentage of Total
Months Since Account Opened
	(Dollars in Thousands)

6 months or less	$171,206	4.3%	$153,709	4.3%
7 – 12 months	170,840	4.3	126,586	3.6
13 – 24 months	336,250	8.4	318,397	9.0
25 – 36 months	330,048	8.3	265,345	7.4
37 – 48 months	273,569	6.9	281,501	7.9
49 – 60 months	287,381	7.2	292,506	8.2
61 – 72 months	291,419	7.3	323,986	9.1
73 – 84 months	324,751	8.1	266,641	7.4
More than 84 months	1,800,385	45.2	1,528,818	43.1
Total	$3,985,849	100.0%	$3,557,489	100.0%

Liquidity and Capital Resources

Overview
Our Retail and Direct segments and our Financial Services segment have significantly differing liquidity and capital needs. We believe that we will have sufficient capital available from cash on hand, our revolving credit facility, and other borrowing sources to fund our cash requirements and near-term growth plans for at least the next 12 months. At the end of 2013 and 2012, cash on a consolidated basis totaled $199 million and $289 million, of which $94 million and $91 million, respectively, was cash at the Financial Services segment which will be utilized to meet this segment’s liquidity requirements. In 2013, our Financial Services business issued $395 million in certificates of deposit, early renewed its $300 million variable funding facility and extended the commitment for an additional two years, and completed two term securitizations totaling $735 million. We evaluate the credit markets for certificates of deposit and securitizations to determine the most cost effective source of funds for the Financial Services segment.
As of December 28, 2013, cash and cash equivalents held by our foreign subsidiaries totaled $96 million. Our intent is to permanently reinvest a portion of these funds outside the United States for capital expansion and to repatriate a portion of these funds. The Company has not provided United States income taxes and foreign withholding taxes on the portion of undistributed earnings of foreign subsidiaries that the Company considers to be indefinitely reinvested outside of the United States as of December 28, 2013. If these foreign earnings were to be repatriated in the future, the related United States tax liability may be reduced by any foreign income taxes previously paid on these earnings. As of the year ended 2013, the cumulative amount of earnings upon which United States income taxes have not been provided is approximately $152 million. If those earnings were not considered indefinitely invested, the Company estimates that an additional income tax expense of approximately $30 million would be recorded. Based on our current projected capital needs and the current amount of cash and cash equivalents held by our foreign subsidiaries, we do not anticipate incurring any material tax costs beyond our accrued tax position in connection with any repatriation, but we may be required to accrue for unanticipated additional tax costs in the future if our expectations or the amount of cash held by our foreign subsidiaries change.
On December 10, 2013, the Federal Reserve, the Office of the Comptroller of the Currency, the FDIC, and the SEC approved joint final regulations implementing the provisions of the Reform Act commonly referred to as the “Volcker Rule.” Generally, the Volcker Rule and the implementing regulations prohibit any banking entity from engaging in proprietary trading and from investing in, sponsoring, or having certain relationships with a hedge fund or private equity fund, subject to exemptions for certain permitted activities. These regulations limit our ability to engage in the types of transactions covered by the Volcker Rule and may impose compliance, monitoring, and reporting obligations on us and WFB under certain circumstances. Although the effective date of the regulations is April 1, 2014, the Federal Reserve approved an extension of the conformance period until July 21, 2015. We are continuing to assess the impact, if any, that the Volcker Rule and the implementing regulation will have on our Retail, Direct, and Financial Services segments.
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
We have a $415 million revolving credit facility that expires on November 2, 2016, and permits the issuance of letters of credit up to $100 million and swing line loans up to $20 million. This credit facility may be increased to $500 million subject to certain terms and conditions. Advances under the credit facility will be used for the Company’s general business purposes, including working capital support.

Our unsecured $415 million revolving credit facility and unsecured senior notes contain certain financial covenants, including the maintenance of minimum debt coverage, a fixed charge coverage ratio, a leverage ratio, and a minimum consolidated net worth standard. In the event that we failed to comply with these covenants, a default would trigger and all principal and outstanding interest would immediately be due and payable. At December 28, 2013, and December 29, 2012, we were in compliance with all financial covenants under our credit agreements and unsecured notes. We anticipate that we will continue to be in compliance with all financial covenants under our credit agreements and unsecured notes through at least the next 12 months.
Effective August 28, 2013, we entered into an unsecured $20 million Canadian ("CAD") revolving credit facility for our operations in Canada. Borrowings are payable on demand with interest payable monthly. The credit facility permits the issuance of letters of credit up to $10 million CAD in the aggregate, which reduce the overall credit limit available under the credit facility.
We announced on February 14, 2013, that we intended to repurchase up to 750,000 shares of our outstanding common stock in open market transactions through February 2014 pursuant to our share repurchase program. During 2013, we repurchased 181,179 shares of our common stock, which included 163,740 shares purchased for $10 million, as well as 17,439 shares withheld to offset tax withholding obligations upon the vesting and release of certain restricted shares. On February 13, 2014, we announced our intent to repurchase up to 650,000 shares of our common stock in open market transactions through February 2015. This share repurchase program does not obligate us to repurchase any outstanding shares of our common stock, and the program may be limited or terminated at any time. There is no guarantee as to the exact number of shares that we will repurchase.
Financial Services Segment – The primary cash requirements of the Financial Services segment relate to the financing of credit card loans. These cash requirements will increase if our credit card originations increase or if our cardholders' balances or spending increase. The Financial Services segment sources operating funds in the ordinary course of business through various financing activities, which include funding obtained from securitization transactions, obtaining brokered and non-brokered certificates of deposit, borrowing under its federal funds purchase agreements, and generating cash from operations. During 2013, the Financial Services segment issued $395 million in certificates of deposit, early renewed its $300 million variable funding facility and extended the commitment for an additional two years, and completed term securitizations of $385 million and $350 million that will mature in February 2023 and August 2018, respectively. We believe that these liquidity sources are sufficient to fund the Financial Services segment's foreseeable cash requirements and near-term growth plans.
WFB is prohibited by regulations from lending money to Cabela's or other affiliates. WFB is subject to capital requirements imposed by Nebraska banking law and the Visa U.S.A., Inc. membership rules, and its ability to pay dividends is also limited by Nebraska and Federal banking law. If there are any disruptions in the credit markets, the Financial Services segment, like many other financial institutions, may increase its funding from certificates of deposit which may result in increased competition in the deposits market with fewer funds available or at unattractive rates. Our ability to issue certificates of deposit is reliant on our current regulatory capital levels. WFB is classified as a “well-capitalized” bank, the highest category under the regulatory framework for prompt corrective action. If WFB were to be classified as an “adequately-capitalized” bank, which is the next level category down from "well-capitalized," we would be required to obtain a waiver from the FDIC in order to continue to issue certificates of deposit. We will invest additional capital in the Financial Services segment, if necessary, in order for WFB to continue to meet the minimum requirements for the "well-capitalized" classification under the regulatory framework for prompt corrective action. In addition to the non-brokered certificates of deposit market to fund growth and maturing securitizations, we have access to the brokered certificates of deposit market through multiple financial institutions for liquidity and funding purposes.
On July 9, 2013, the FDIC adopted interim final rules which revised its risk-based and leverage capital requirements for FDIC-supervised institutions. These interim final rules are substantially identical to the joint final rules issued by the Office of the Comptroller of the Currency and the Board of Governors of the Federal Reserve System on July 2, 2013. The interim final rules and the joint final rules implement the regulatory capital reforms recommended by the Basel Committee on Banking Supervision in December 2010, commonly referred to as “Basel III,” and capital reforms required by the Reform Act. Among other things, the interim final rules and the joint final rules revise the agencies' prompt corrective action framework by introducing a common equity tier 1 capital requirement and a higher minimum tier 1 capital requirement. In addition, the interim final rules and the joint final rules include a supplementary leverage ratio for depository institutions subject to the advanced approaches capital rules. The phase-in period for the interim final rules will begin in January 2015 for WFB. WFB is continuing to assess how the interim final rules and the joint final rules will impact it and its ability to comply with the new common equity tier 1 capital requirement and higher minimum tier 1 capital requirement.

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
On July 26, 2011, the SEC re-proposed certain rules for asset-backed securities offerings (“SEC Regulation AB II”), which were originally proposed by the SEC on April 7, 2010. If adopted, SEC Regulation AB II would substantially change the disclosure, reporting, and offering process for public and private offerings of asset-backed securities. As currently proposed, SEC Regulation AB II would, among other things, impose as a condition for the shelf registration of asset-backed securities the filing of a certification concerning the disclosure contained in the prospectus and the design of the securitization at the time of each offering off the shelf and the appointment of a credit risk manager to review assets when credit enhancement requirements are not met or at the direction of investors. Issuers of publicly offered asset-backed securities would be required to disclose more information regarding the underlying assets. Moreover, proposed SEC Regulation AB II would alter the safe harbor standards for private placements of asset-backed securities imposing informational requirements similar to those applicable to registered public offerings. The final form that SEC Regulation AB II may take is uncertain at this time, but it may impact the Financial Services segment's ability and/or desire to sponsor securitization transactions in the future.
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
Operating, Investing and Financing Activities

The following table presents changes in our cash and cash equivalents for the years ended:

	2013	2012	2011
	(In Thousands)

Net cash provided by operating activities	$345,004	$234,629	$366,468
Net cash used in investing activities	(793,031)	(612,367)	(532,040)
Net cash provided by financing activities	358,349	361,809	333,832

2013 versus 2012
Operating Activities – Cash from operating activities increased $110 million in 2013 compared to 2012. This increase was primarily the result of higher earnings of $51 million in 2013, a decrease in income taxes paid of $54 million, and a $51 million decrease from 2012 in prepaid expenses related to the Visa interchange funding of our Financial Services segment. In 2013, we paid $83 million in income taxes compared to $137 million in 2012. Partially offsetting these increases to cash from operating activities was a reduction in accounts payable of $24 million compared to 2012 and a net change in cash expended of $34 million for inventories. Our inventories increased $92 million at December 28, 2013, to $645 million, compared to 2012, while inventories increased $58 million at December 29, 2012, resulting in a net cash outflow of $34 million. The increase in inventories in 2013 was primarily due to the addition of new retail stores.
Investing Activities – Cash used in investing activities increased $181 million in 2013 compared to 2012. Cash paid for property and equipment additions totaled $333 million in 2013 compared to $214 million in 2012. At December 28, 2013, we estimated total capital expenditures for the development, construction, and completion of retail stores to approximate $384 million through the next 12 months. We expect to fund these estimated capital expenditures with funds from operations. In addition, we had a net decrease in cash of $51 million related to our credit card loans originated from outside sources.
The following table presents the growth of our retail stores, and the activity of economic development bonds related to the construction of these stores and related projects, for the years ended:

	2013	2012
	(Dollars in Thousands)

Cash paid for property and equipment additions	$333,009	$214,267
Proceeds from retirements and maturities of economic development bonds	3,473	3,151

Number of new retail stores opened during the year, including the Winnipeg relocation	11	6
Number of retail stores at the end of the year	50	40
Retail square footage at the end of the year	5,890,000	5,142,000
Financing Activities – Cash provided by financing activities decreased $3 million in 2013 compared to 2012. This net change was primarily due to an increase in net borrowings on secured obligations of the Trust by the Financial Services segment of $60 million. This increase was partially offset by a decrease in time deposits of $45 million, which the Financial Services segment utilizes to fund its credit card operations. Also, in 2013 we repurchased shares of our common stock for $10 million compared to $29 million in 2012. We expect to repurchase our common stock in the future to offset future equity grants and to fund any repurchases with cash from operations.
The following table presents the borrowing activities of our merchandising business and the Financial Services segment for the years ended:

	2013	2012
	(In Thousands)

Borrowings (repayments) on revolving credit facilities and inventory financing, net	$3,023	$(391)
Secured obligations of the Trust, net	349,750	290,000
Repayments of long-term debt	(8,402)	(8,387)
Total	$344,371	$281,222

The following table summarizes our availability under the Company's debt and credit facilities, excluding the facilities of the Financial Services segment, at the years ended:

	2013	2012
	(In Thousands)

Amounts available for borrowing under credit facilities (1)	$435,000	$430,000
Principal amounts outstanding	2,932	—
Outstanding letters of credit and standby letters of credit	(17,378)	(22,143)
Remaining borrowing capacity, excluding the Financial Services segment facilities	$420,554	$407,857

(1)	For 2013, consists of our revolving credit facility of $415 million and $20 million CAD from the credit facility for our operations in Canada.
The Financial Services segment also has total borrowing availability of $85 million under its agreements to borrow federal funds. At December 28, 2013, the entire $85 million of borrowing capacity was available.

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

In addition, our unsecured senior notes contain various covenants and restrictions that are usual and customary for transactions of this type. Also, the debt agreements contain cross default provisions to other outstanding credit facilities. In the event that we failed to comply with these covenants, a default would trigger and all principal and outstanding interest would immediately be due and payable. At December 28, 2013, we were in compliance with all financial covenants under our credit agreements and unsecured notes. We anticipate that we will continue to be in compliance with all financial covenants under our credit agreements and unsecured notes through the next 12 months.
Effective August 28, 2013, we entered into an unsecured $20 million CAD revolving credit facility for our operations in Canada. This revolving credit facility replaced our $15 million CAD unsecured revolving credit facility, which was terminated January 31, 2013. Borrowings are payable on demand with interest payable monthly. The credit facility permits the issuance of letters of credit up to $10 million CAD in the aggregate, which reduce the overall credit limit available under the credit facility.

2012 versus 2011
Operating Activities – Cash from operating activities decreased $132 million in 2012 compared to 2011. Inventories increased $58 million at December 29, 2012, to $553 million, compared to 2011, while inventories decreased $14 million at December 31, 2011, compared to 2010, a net change of $72 million. The increase in inventories in 2012 was primarily due to the addition of new retail stores. Comparing the respective periods, there were increases of $96 million in income taxes and $22 million in net credit card loans originated at Cabela's through our Retail and Direct businesses. In 2012, we paid $137 million in income taxes compared to $45 million in 2011. Offsetting these decreases in cash from operations comparing the respective periods were increases of $30 million in accounts payable and accrued expenses, $31 million in cash generated from operations, and $35 million in accounts receivable and prepaid expenses.
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

Economic Development Bonds – Economic development bonds are related to the Company's government economic assistance arrangements relating to the construction of new retail stores or retail development. State or local governments may sell economic development bonds primarily to provide funding for the construction and equipping of our retail stores. In the past, we have primarily been the sole purchaser of these bonds. While purchasing these bonds involves an initial cash outlay by us in connection with a new store or property, some or all of these costs can be recaptured through the repayments of the bonds. The payments of principal and interest on the bonds are typically tied to sales, property, or lodging taxes generated from the store and, in some cases, from businesses in the surrounding area, over periods which range between 15 and 30 years. Some of our bonds may be repurchased for par value by the governmental entity prior to the maturity date of the bonds. The governmental entity from which we purchase the bonds is not otherwise liable for repayment of principal and interest on the bonds to the extent that the associated taxes are insufficient to pay the bonds. If sufficient tax revenue is not generated by the subject properties, we will not receive scheduled payments and will be unable to realize the full value of the bonds carried on our consolidated balance sheet. At December 28, 2013, and December 29, 2012, economic development bonds totaled $79 million and $85 million, respectively.

Grants – We generally have received grant funding in exchange for commitments made by us to the state or local government providing the funding. The commitments, such as assurance of agreed employment and wage levels at our retail stores or that the retail store will remain open, typically phase out over approximately five to ten years. If we fail to maintain the commitments during the applicable period, the funds we received may have to be repaid or other adverse consequences may arise, which could affect our cash flows and profitability. At December 28, 2013, the total amount of grant funding subject to specific contractual remedies was $44 million. At December 28, 2013, and December 29, 2012, the amount the Company has recorded in liabilities relating to these grants was $23 million and $7 million, respectively.

Securitization of Credit Card Loans
The Financial Services segment historically has funded most of its growth in credit card loans through an asset securitization program. The Financial Services segment utilizes the Trust for the purpose of routinely securitizing credit card loans and issuing beneficial interest to investors. The Trust issues variable funding facilities and long-term notes (collectively referred to herein as "secured obligations of the Trust"), each of which has an undivided interest in the assets of the Trust. The Financial Services segment must retain a minimum 20 day average of 5% of the loans in the securitization trust which ranks pari passu with the investors' interests in the Trust. In addition, the Financial Services segment owns notes issued by the Trust from some of the securitizations, which in some cases may be subordinated to other notes issued. The Financial Services segment's retained interests are eliminated upon consolidation of the Trust. The consolidated assets of the Trust are subject to credit, payment, and interest rate risks on the transferred credit card loans. The credit card loans of the Trust are restricted for the repayment of the secured obligations of the Trust.

To protect the holders of the secured obligations of the Trust (the "investors"), the securitization structures include certain features that could result in earlier-than-expected repayment of the securities, which could cause the Financial Services segment to sustain a loss of one or more of its retained interests and could prompt the need to seek alternative sources of funding. The primary investor protection feature relates to the availability and adequacy of cash flows in the securitized pool of loans to meet contractual requirements, the insufficiency of which triggers early repayment of the securities. The Financial Services segment refers to this as the early amortization feature. Investors are allocated cash flows derived from activities related to the accounts comprising the securitized pool of loans, the amounts of which reflect finance charges collected, certain fee assessments collected, allocations of interchange, and recoveries on charged off accounts. These cash flows are considered to be restricted under the governing documents to pay interest to investors, servicing fees, and to absorb the investor's share of charge-offs occurring within the securitized pool of loans. Any cash flows remaining in excess of these requirements are reported to investors as excess spread. An excess spread of less than zero percent for a contractually specified period, generally a three-month average, would trigger an early amortization event. Such an event could result in the Financial Services segment incurring losses related to its retained interests. In addition, if the retained interest in the loans of the Financial Services segment falls below the 5% minimum 20 day average and the Financial Services segment fails to add new accounts to the securitized pool of loans, an early amortization event would be triggered.

Another feature, which is applicable to secured obligations of the Trust, is one in which excess cash flows generated by the transferred loans are held at the Trust for the benefit of the investors. This cash reserve account funding is triggered when the three-month average excess spread rate of the Trust decreases to below 4.50% with increasing funding requirements as excess spread levels decline below preset levels or as contractually required by the governing documents. Similar to early amortization, this feature also is designed to protect the investors' interests from loss thus making the cash restricted. Upon scheduled maturity or early amortization of a securitization, the Financial Services segment is required to remit principal payments received on the securitized pool of loans to the Trust which are restricted for the repayment of the investors' principal note. The investors have no recourse to the Financial Services segment's other assets for failure of debtors to pay other than for breaches of certain customary representations, warranties, and covenants. These representations, warranties, covenants, and the related indemnities do not protect the Trust or third party investors against credit-related losses on the loans.

The total amounts and maturities for our credit card securitizations as of December 28, 2013, were as follows:

		Total Available Capacity	Third Party Investor Available Capacity	Third Party Investor Outstanding
					Interest Rate	Expected Maturity
Series	Type
(Dollars in Thousands)

Series 2010-I	Term	$45,000	$—	$—	Fixed	January 2015
Series 2010-I	Term	255,000	255,000	255,000	Floating	January 2015
Series 2010-II	Term	165,000	127,500	127,500	Fixed	September 2015
Series 2010-II	Term	85,000	85,000	85,000	Floating	September 2015
Series 2011-II	Term	200,000	155,000	155,000	Fixed	June 2016
Series 2011-II	Term	100,000	100,000	100,000	Floating	June 2016
Series 2011-IV	Term	210,000	165,000	165,000	Fixed	October 2016
Series 2011-IV	Term	90,000	90,000	90,000	Floating	October 2016
Series 2012-I	Term	350,000	275,000	275,000	Fixed	February 2017
Series 2012-I	Term	150,000	150,000	150,000	Floating	February 2017
Series 2012-II	Term	375,000	300,000	300,000	Fixed	June 2017
Series 2012-II	Term	125,000	125,000	125,000	Floating	June 2017
Series 2013-I	Term	385,000	327,250	327,250	Fixed	February 2023
Series 2013-II	Term	152,500	100,000	100,000	Fixed	August 2018
Series 2013-II	Term	197,500	197,500	197,500	Floating	August 2018

Total term		2,885,000	2,452,250	2,452,250

Series 2008-III	Variable Funding	260,115	225,000	—	Floating	March 2015
Series 2011-I	Variable Funding	352,941	300,000	—	Floating	March 2016
Series 2011-III	Variable Funding	411,765	350,000	50,000	Floating	September 2014
Total variable		1,024,821	875,000	50,000
Total available		$3,909,821	$3,327,250	$2,502,250
We have been, and will continue to be, particularly reliant on funding from securitization transactions for the Financial Services segment. A failure to renew existing facilities or to add additional capacity on favorable terms as it becomes necessary could increase our financing costs and potentially limit our ability to grow the business of the Financial Services segment. Unfavorable conditions in the asset-backed securities markets generally, including the unavailability of commercial bank liquidity support or credit enhancements, could have a similar effect. During 2013, the Financial Services segment issued $395 million in certificates of deposit, early renewed its $300 million variable funding facility and extended the commitment for an additional two years, and completed term securitizations of $385 million and $350 million that will mature in February 2023 and August 2018, respectively. In 2014, the Financial Services segment intends to issue additional certificates of deposit, early renew and potentially increase its $350 million variable funding facility, and issue additional term securitizations. We believe that these liquidity sources are sufficient to fund the Financial Services segment's foreseeable cash requirements and near-term growth plans.
Furthermore, the securitized credit card loans of the Financial Services segment could experience poor performance, including increased delinquencies and credit losses, lower payment rates, or a decrease in excess spreads below certain thresholds. This could result in a downgrade or withdrawal of the ratings on the outstanding securities issued in the Financial Services segment's securitization transactions, cause early amortization of these securities, or result in higher required credit enhancement levels. Credit card loans performed within established guidelines and no events which could trigger an “early amortization” occurred during the years ended December 28, 2013, and December 29, 2012.

Certificates of Deposit
The Financial Services segment utilizes brokered and non-brokered certificates of deposit to partially finance its operating activities. The Financial Services segment issues certificates of deposit in a minimum amount of one hundred thousand dollars in various maturities. At December 28, 2013, the Financial Services segment had $1.1 billion of certificates of deposit outstanding with maturities ranging from January 2014 to July 2023 and with a weighted average effective annual fixed rate of 2.14%. This outstanding balance compares to $1.0 billion at December 29, 2012, with a weighted average effective annual fixed rate of 2.22%. See "Contractual Obligations and Other Commercial Commitments" for a table showing the maturity schedule of certificates of deposit.

Impact of Inflation

We do not believe that our operating results have been materially affected by inflation during the preceding three years. We cannot assure, however, that our operating results will not be adversely affected by inflation in the future.

Contractual Obligations and Other Commercial Commitments

The following tables provide summary information concerning our future contractual obligations at December 28, 2013.

	2014	2015	2016	2017	2018	Thereafter	Total
	(In Thousands)

Long-term debt (1)	$8,143	$8,143	$226,075	$68,143	$8,142	$—	$318,646
Interest payments on long-term debt (2)	19,189	18,581	11,554	2,997	293	—	52,614
Capital lease obligations	1,000	1,000	1,000	1,000	1,000	17,500	22,500
Operating leases	16,035	20,956	20,489	20,098	26,516	269,619	373,713
Time deposits by maturity	297,645	273,385	216,619	26,110	20,911	234,692	1,069,362
Interest payments on time deposits	19,490	14,788	34,823	7,019	6,798	28,517	111,435
Secured obligations of the Trust	50,000	467,500	510,000	850,000	297,500	327,250	2,502,250
Interest payments on secured obligations of the Trust (2)	39,367	34,674	28,722	16,152	11,390	36,952	167,257
Obligations under retail store arrangements (3)	243,032	157,132	548	569	571	5,084	406,936
Purchase obligations (4)	571,306	19,634	9,277	4,106	450	—	604,773
Unrecognized tax benefits (5)	—	—	—	—	—	64,800	64,800
Total	$1,265,207	$1,015,793	$1,059,107	$996,194	$373,571	$984,414	$5,694,286

(1)	Excludes amounts owed under capital lease obligations.

(2)
These amounts do not include estimated interest payments due under our revolving credit facilities or our secured variable funding obligations because the amount that will be borrowed under these facilities in future years is uncertain.

(3)
Includes approximately $384 million of estimated contractual obligations and commitments associated with projected new retail store-related expansion. The table does not include any amounts for contractual obligations associated with retail store locations where we are in the process of certain negotiations.

(4)
Our purchase obligations relate primarily to purchases of inventory, shipping, and other goods and services in the ordinary course of business under binding purchase orders or contracts. The amount of purchase obligations shown is based on assumptions regarding the legal enforceability against us of purchase orders or contracts we had outstanding at the end of 2013. Under different assumptions regarding our rights to cancel our purchase orders or contracts, or different assumptions regarding the enforceability of the purchase orders or contracts under applicable laws, the amount of purchase obligations shown in the preceding table would be less.

(5)	Amounts for unrecognized tax benefits are not reflected in years 2014 through 2018 since the ultimate amount and timing of any future cash settlements cannot be predicted with reasonable certainty.

The following table provides summary information concerning other commercial commitments at December 28, 2013:

(In Thousands)

Letters of credit (1)	$12,149
Standby letters of credit (1)	5,229
Revolving line of credit for boat and ATV inventory (2)	1,573
Cabela's issued letters of credit	48,409
Bank – federal funds (3)	—
Secured variable funding obligations of the Trust (4)	50,000
Total	$117,360

(1)
Our credit agreement allows for maximum borrowings of $415 million including lender letters of credit and standby letters of credit. At December 28, 2013, the total amount of borrowings under this revolving line of credit was $20 million, which consisted of lender letters of credit and standby letters of credit. Our credit agreement for operations in Canada is for $20 million CAD, of which all was available for borrowing at December 28, 2013.

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

Credit Card Limits – The Financial Services segment bears off-balance sheet risk in the normal course of its business. One form of this risk is through the Financial Services segment’s commitment to extend credit to cardholders up to the maximum amount of their credit limits. The aggregate of such potential funding requirements totaled $25 billion above existing balances at the end of 2013. These funding obligations are not included in our consolidated balance sheet. While the Financial Services segment has not experienced, and does not anticipate that it will experience, a significant draw down of unfunded credit lines by its cardholders, such an event would create a cash need at the Financial Services segment which likely could not be met by our available cash and funding sources. The Financial Services segment has the right to reduce or cancel these available lines of credit at any time.

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

For a summary of our significant accounting policies, please refer to Note 1 "Nature of Business and Summary of Significant Accounting Policies" of the Notes to Consolidated Financial Statements. We believe the accounting policies discussed below represent accounting policies we apply that are the most critical to understanding our consolidated financial statements.

Merchandise Revenue Recognition

Revenue is recognized on our Direct sales when merchandise is delivered to the customer at the point of delivery, with the point of delivery based on our estimate of shipping time from our distribution centers to the customer. We recognize reserves for estimated product returns based upon our historical return experience and expectations. Had our estimate of merchandise in-transit to customers and our estimate of product returns been different by 10% at the end of 2013, our operating income would have been higher or lower by approximately $0.9 million. Sales of gift instruments are recorded in merchandise revenue when the gift instruments are redeemed in exchange for merchandise or services and as a liability prior to redemption. We recognize breakage on gift instruments as revenue when the probability of redemption is remote. Had our estimate of breakage on our recorded liability for gift instruments been different by 10% of the recorded liability at the end of 2013, our merchandise revenue would have been higher or lower by approximately $0.7 million.

Inventories

We estimate provisions for inventory shrinkage, damaged goods returned values, and obsolete and slow-moving items based on historical loss and product performance statistics and future merchandising objectives. Had our estimated inventory reserves been different by 10% at the end of 2013, our cost of sales would have been higher or lower by approximately $1.2 million.

Allowance for Loan Losses on Credit Cards

The allowance for loan losses represents management's estimate of probable losses inherent in the credit card loan portfolio. The allowance for loan losses is established through a charge to the provision for loan losses and is evaluated by management for adequacy. Loans on a payment plan or non-accrual are segmented from the rest of the credit card loan portfolio into a restructured credit card loan segment before establishing an allowance for loan losses as these loans have a higher probability of loss. Management estimates losses inherent in the credit card loans segment and restructured credit card loans segment based on a model which tracks historical loss experience on delinquent accounts, bankruptcies, death, and charge-offs, net of estimated recoveries. The Financial Services segment uses a migration analysis and historical bankruptcy and death rates to estimate the likelihood that a credit card loan in the credit card loans segment will progress through the various stages of delinquency and to charge-off. This analysis estimates the gross amount of principal that will be charged off over the next 12 months, net of recoveries. The Financial Services segment uses historical charge-off rates to estimate the charge-offs over the life of the restructured credit card loan, net of recoveries. This estimate is used to derive an estimated allowance for loan losses. In addition to these methods of measurement, management also considers other factors such as general economic and business conditions affecting key lending areas, credit concentration, changes in origination and portfolio management, and credit quality trends. Since the evaluation of the inherent loss with respect to these factors is subject to a high degree of uncertainty, the measurement of the overall allowance is subject to estimation risk, and the amount of actual losses can vary significantly from the estimated amounts. For example, had management's estimate of net losses over the next 12 months been different by 10% at the end of 2013, the Financial Services segment's allowance for loan losses and provision for loan losses would have changed by approximately $5.3 million.

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

Economic Development Bonds

Economic development bonds are generally repaid through incremental sales and/or property tax revenues generated from our retail store locations or additional developments in the local development or tax increment financing district. Each quarter we revalue each economic development bond using discounted cash flow models based on available market interest rates and management estimates, including the estimated amounts and timing of expected future tax payments to be received by the municipalities under development zones. Each quarter, we also evaluate the projected underlying cash flows of our economic development bonds to determine if the carrying amount of any such bonds, including interest accrued under the bonds, can be recovered. To the extent the expected cash flows are not sufficient to recover the carrying amount, the bonds are assessed for impairment. Deficiencies in projected discounted cash flows below the recorded carrying amount of the economic development bonds evidences that we do not expect to recover the cost basis. Consequently, the valuation results in an other than temporary impairment. We also reassess the amount of grant income that will ultimately be received. Accordingly, the cumulative amount of depreciation expense that would be recognized to date as an expense in the absence of the grant income is recognized immediately as an expense. Had our fair value estimates been lower by 10% as of the end of 2013, the value of economic development bonds reflected in our consolidated financial statements would have been approximately $8 million less with the unrealized loss reflected in comprehensive income if the loss was deemed to be temporary. Any declines in the fair value of available-for-sale economic development bonds below cost that are deemed to be other than temporary are reflected in earnings as realized losses.

Income Taxes
Income taxes are estimated for each jurisdiction in which we operate and require significant judgment, the use of estimates, and the interpretation and application of complex tax laws. Significant judgment is required in determining the timing and amounts of deductible and taxable items, and in evaluating the ultimate resolution of tax matters in dispute with tax authorities. Deferred tax assets and liabilities are provided for based on these assessments. We record a liability for unrecognized tax benefits resulting from tax positions taken, or expected to be taken, in an income tax return. We periodically reassess these probabilities and record any changes in the financial statements as deemed appropriate. We have not provided United States income taxes on undistributed earnings of foreign subsidiaries that we consider to be indefinitely reinvested outside of the United States as of the end of year 2013. If these foreign earnings were to be repatriated in the future, the related United States tax liability may be reduced by any foreign income taxes previously paid on these earnings. We have reserved for potential adjustments to the provision for income taxes that may result from examinations by tax authorities, and we believe that the final outcome of these examinations or agreements will not have a material effect on our financial condition, results of operations, or cash flows.
Recent Accounting Standards and Pronouncements
Effective February 5, 2013, the Financial Accounting Standards Board issued ASU No. 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, which adds additional disclosure requirements relating to the reclassification of items out of accumulated other comprehensive income.  This ASU was effective for the first quarter of 2013 for us. During 2013, this pronouncement did not have a material impact on our consolidated financial statements or disclosures.
On September 13, 2013, the U. S. Treasury and Internal Revenue Service issued final Tangible Property Regulations (“TPR”) under Internal Revenue Code ("IRC") Section 162 and IRC Section 263(a). The regulations are not effective until tax years beginning on or after January 1, 2014; however, certain portions may require a tax method change on a retroactive basis, thus requiring an IRC Section 481(a) adjustment related to fixed and real asset deferred taxes. The accounting guidance under Accounting Standards Codification 740 - Income Taxes, treats the release of these regulations as a change in tax law as of the date of issuance and require us to determine whether there will be an impact on our consolidated financial statements for the fiscal year ended December 28, 2013. Any such impact of the final tangible property regulations would affect temporary deferred taxes only and result in a consolidated balance sheet reclassification between current and deferred taxes. We have analyzed the expected impact of the TPR on the Company as of December 28, 2013, and concluded that the expected impact is minimal. We will continue to prospectively monitor the impact of any future changes to the TPR on the Company.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to interest rate risk through the operations of the Financial Services segment, and, to a lesser extent, through our merchandising operations. We also are exposed to foreign currency risk through our merchandising operations.

Financial Services Segment Interest Rate Risk

Interest rate risk refers to changes in earnings due to interest rate changes. To the extent that interest income collected on credit card loans and interest expense on certificates of deposit and secured obligations of the Trust do not respond equally to changes in interest rates, or that rates do not change uniformly, earnings could be affected. The variable rate credit card loans are indexed to the one month London Interbank Offered Rate (“LIBOR”) and the credit card portfolio is segmented into risk-based pricing tiers each with a different interest margin. Variable rate secured obligations of the Trust are indexed to LIBOR-based rates of interest and are periodically repriced. Certificates of deposit and fixed rate secured obligations of the Trust are priced at the current prevailing market rate at the time of issuance. We manage and mitigate our interest rate sensitivity through several techniques, including managing the maturity, repricing, and mix of fixed and variable assets and liabilities by issuing fixed rate secured obligations of the Trust or certificates of deposit and by indexing the customer rates to the same index as the secured obligations of the Trust.
The table below shows the mix of our credit card account balances as a percentage of total balances outstanding at the years ended:

	2013	2012	2011

Balances carrying an interest rate based upon various interest rate indices	63.8%	62.3%	61.7%
Balances carrying an interest rate of 9.99%	4.5	4.2	4.1
Balances carrying a promotional interest rate of 0.00%	0.2	0.2	0.2
Balances not carrying interest because the previous month balance was paid in full	31.5	33.3	34.0
	100.0%	100.0%	100.0%
Charges on the credit cards issued by the Financial Services segment were priced at a margin over various defined lending rates. No interest is charged if the account is paid in full within 25 days of the billing cycle, which represented 31.5% of total balances outstanding at the end of 2013. Some of the zero percentage promotion expenses are passed through to the merchandise vendors for each specific promotion offered.

Management has performed several interest rate risk analyses to measure the effects of the timing of the repricing of our interest sensitive assets and liabilities. Based on these analyses, at December 28, 2013, we believe that an increase in LIBOR is more likely. Therefore, we believe that an immediate increase in interest rates of 50 basis points would result in a pre-tax increase to projected earnings of approximately $5 million for the Financial Services segment over the next twelve months.

Merchandising Business Interest Rate Risk

The interest payable on our line of credit is based on variable interest rates and therefore affected by changes in market interest rates. If interest rates on existing variable rate debt increased 1.0%, our interest expense and results from operations and cash flows would not be materially affected.
Foreign Currency Risk
We purchase a significant amount of inventory from vendors outside of the United States in transactions that are primarily U. S. dollar transactions. A small percentage of our international purchase transactions are in currencies other than the U. S. dollar. Any currency risks related to these transactions are immaterial to us. A decline in the relative value of the U. S. dollar to other foreign currencies could, however, lead to increased merchandise costs. For our retail operations in Canada, we intend to fund all transactions in Canadian dollars and utilize cash held by our foreign subsidiaries as well as our unsecured revolving credit agreement of $20 million CAD to fund such operations.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Cabela’s Incorporated and Subsidiaries
Sidney, Nebraska

We have audited the accompanying consolidated balance sheets of Cabela’s Incorporated and Subsidiaries (the “Company”) as of December 28, 2013 and December 29, 2012, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 28, 2013. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Cabela’s Incorporated and Subsidiaries as of December 28, 2013 and December 29, 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 28, 2013, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 28, 2013, based on the criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 20, 2014, expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ Deloitte & Touche LLP

Omaha, Nebraska
February 20, 2014

CABELA'S INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Dollars in Thousands Except Earnings Per Share)

	Fiscal Years
	2013	2012	2011
Revenue:
Merchandise sales	$3,205,632	$2,778,903	$2,505,733
Financial Services revenue	375,810	319,399	291,746
Other revenue	18,135	14,380	13,687
Total revenue	3,599,577	3,112,682	2,811,166

Cost of revenue:
Merchandise costs (exclusive of depreciation and amortization)	2,027,192	1,769,161	1,613,241
Cost of other revenue	3,637	637	8
Total cost of revenue (exclusive of depreciation and amortization)	2,030,829	1,769,798	1,613,249
Selling, distribution, and administrative expenses	1,201,519	1,046,861	954,125
Impairment and restructuring charges	5,868	20,324	12,244

Operating income	361,361	275,699	231,548

Interest expense, net	(21,854)	(20,123)	(24,427)
Other non-operating income, net	4,021	6,138	7,346

Income before provision for income taxes	343,528	261,714	214,467
Provision for income taxes	119,138	88,201	71,847
Net income	$224,390	$173,513	$142,620

Earnings per basic share	$3.18	$2.48	$2.06
Earnings per diluted share	$3.13	$2.42	$2.00

Basic weighted average shares outstanding	70,461,450	69,856,258	69,194,663
Diluted weighted average shares outstanding	71,778,543	71,709,873	71,274,242

Refer to notes to consolidated financial statements.

CABELA'S INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In Thousands)

	Fiscal Years
	2013	2012	2011

Net income	$224,390	$173,513	$142,620
Other comprehensive income (loss):
Foreign currency translation adjustments	(5,126)	(1,105)	(388)
Unrealized gain (loss) on economic development bonds, net of taxes of $(923), $2,035, and $3,225	(2,141)	3,779	5,865
Cash flow hedges, net of taxes of $0, $70, and $(89)	1	137	(170)
Total other comprehensive income (loss)	(7,266)	2,811	5,307
Comprehensive income	$217,124	$176,324	$147,927

Refer to notes to consolidated financial statements.

CABELA'S INCORPORATED AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands Except Par Values)

	December 28, 2013	December 29, 2012
ASSETS
CURRENT
Cash and cash equivalents	$199,072	$288,750
Restricted cash of the Trust	23,191	17,292
Accounts receivable, net	42,868	46,081
Credit card loans (includes restricted credit card loans of the Trust of $3,956,230 and $3,523,133), net of allowance for loan losses of $53,110 and $65,600	3,938,630	3,497,472
Inventories	644,883	552,575
Prepaid expenses and other current assets	90,438	132,694
Income taxes receivable and deferred income taxes	47,430	54,164
Total current assets	4,986,512	4,589,028
Property and equipment, net	1,287,545	1,021,656
Economic development bonds	78,504	85,041
Other assets	44,303	52,438
Total assets	$6,396,864	$5,748,163

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT
Accounts payable, including unpresented checks of $22,717 and $28,928	$261,200	$285,039
Gift instruments, credit card rewards and loyalty rewards programs	291,444	262,653
Accrued expenses	204,073	180,906
Time deposits	297,645	367,350
Current maturities of secured variable funding obligations of the Trust	50,000	325,000
Current maturities of long-term debt	8,418	8,402
Total current liabilities	1,112,780	1,429,350
Long-term time deposits	771,717	680,668
Secured long-term obligations of the Trust, less current maturities	2,452,250	1,827,500
Long-term debt, less current maturities	322,647	328,133
Deferred income taxes	3,118	10,571
Other long-term liabilities	128,018	95,962

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Preferred stock, $0.01 par value; Authorized – 10,000,000 shares; Issued – none	—	—
Common stock, $0.01 par value:
Class A Voting, Authorized – 245,000,000 shares;
Issued – 70,630,866 and 70,545,558 shares
Outstanding – 70,630,866 and 70,053,144 shares	706	705
Additional paid-in capital	346,535	351,161
Retained earnings	1,260,817	1,036,427
Accumulated other comprehensive income	(1,724)	5,542
Treasury stock, at cost – none and 492,414 shares	—	(17,856)
Total stockholders’ equity	1,606,334	1,375,979
Total liabilities and stockholders’ equity	$6,396,864	$5,748,163

Refer to notes to consolidated financial statements.

CABELA'S INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
	Fiscal Years
	2013	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$224,390	$173,513	$142,620
Adjustments to reconcile net income to net cash flows by operating activities:
Depreciation and amortization	93,407	79,269	71,343
Impairment and restructuring charges	5,868	20,324	11,309
Stock-based compensation	14,969	13,733	12,911
Deferred income taxes	(8,231)	(15,472)	35,073
Provision for loan losses	43,223	42,760	39,287
Other, net	(3,668)	(6,222)	(3,949)
Change in operating assets and liabilities, net:
Accounts receivable	3,391	4,485	(1,265)
Credit card loans originated from internal operations, net	(26,545)	(39,261)	(17,276)
Inventories	(92,308)	(57,747)	14,270
Prepaid expenses and other current assets	40,449	6,403	(22,759)
Accounts payable and accrued expenses	(21,283)	29,830	70,952
Gift certificates, credit card rewards, and loyalty rewards programs	28,790	35,239	24,873
Other long-term liabilities	34,115	(1,335)	(5,412)
Income taxes receivable	8,437	(50,890)	(5,509)
Net cash provided by operating activities	345,004	234,629	366,468

CASH FLOWS FROM INVESTING ACTIVITIES:
Property and equipment additions	(333,009)	(214,267)	(126,740)
Change in credit card loans originated externally, net	(457,836)	(406,808)	(406,863)
Change in restricted cash of the Trust, net	(5,899)	1,004	242
Proceeds from retirement and maturity of economic development bonds	3,473	3,151	3,057
Purchases of held-to-maturity investment securities	(135,000)	—	(197,999)
Maturities of held-to-maturity investment securities	135,435	—	197,999
Other investing changes, net	(195)	4,553	(1,736)
Net cash used in investing activities	(793,031)	(612,367)	(532,040)

CASH FLOWS FROM FINANCING ACTIVITIES:
Change in unpresented checks net of bank balance	(6,211)	9,804	(8,103)
Change in time deposits, net	21,344	65,705	469,562
Borrowings on secured obligations of the Trust	1,284,750	2,730,000	2,238,000
Repayments on secured obligations of the Trust	(935,000)	(2,440,000)	(2,359,400)
Borrowings on revolving credit facilities and inventory financing	759,792	453,355	646,132
Repayments on revolving credit facilities and inventory financing	(756,769)	(453,746)	(646,189)
Payments on long-term debt	(8,402)	(8,387)	(230)
Exercise of employee stock options and employee stock purchase plan issuances, net	(1,061)	20,706	12,869
Purchase of treasury stock	(10,053)	(28,977)	(20,287)
Excess tax benefits from exercise of employee stock options	9,959	13,349	3,438
Other financing changes, net	—	—	(1,960)
Net cash provided by financing activities	358,349	361,809	333,832
Net change in cash and cash equivalents	(89,678)	(15,929)	168,260
Cash and cash equivalents, at beginning of year	288,750	304,679	136,419
Cash and cash equivalents, at end of year	$199,072	$288,750	$304,679

Refer to notes to consolidated financial statements.

CABELA'S INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Dollars in Thousands)
					Accumulated Other Comprehensive Income (Loss)
	Common Stock Shares		Additional Paid-In Capital
		Common Stock		Retained Earnings		Treasury Stock	Total

BALANCE, beginning of 2011	68,156,154	$681	$306,149	$720,294	$(2,576)	$—	$1,024,548
Net income	—	—	—	142,620	—	—	142,620
Other comprehensive income	—	—	—	—	5,307	—	5,307
Common stock repurchased		—	—	—	—	(20,287)	(20,287)
Stock-based compensation	—	—	12,484	—	—	—	12,484
Exercise of employee stock options and tax withholdings on share-based payment awards	1,485,664	15	12,854	—	—	337	13,206
Excess tax benefit on employee stock option exercises	—	—	3,438	—	—	—	3,438
BALANCE, end of 2011	69,641,818	696	334,925	862,914	2,731	(19,950)	1,181,316
Net income	—	—	—	173,513	—	—	173,513
Other comprehensive income	—	—	—	—	2,811	—	2,811
Common stock repurchased	—	—	—	—	—	(28,977)	(28,977)
Stock-based compensation	—	—	13,261	—	—	—	13,261
Exercise of employee stock options and tax withholdings on share-based payment awards	903,740	9	(10,374)	—	—	31,071	20,706
Excess tax benefit on employee stock option exercises	—	—	13,349	—	—	—	13,349
BALANCE, end of 2012	70,545,558	705	351,161	1,036,427	5,542	(17,856)	1,375,979
Net income	—	—	—	224,390	—	—	224,390
Other comprehensive loss	—	—	—	—	(7,266)	—	(7,266)
Common stock repurchased	—	—	—	—	—	(10,053)	(10,053)
Stock-based compensation	—	—	14,386	—	—	—	14,386
Exercise of employee stock options and tax withholdings on share-based payment awards	85,308	1	(28,971)	—	—	27,909	(1,061)
Excess tax benefit on employee stock option exercises	—	—	9,959	—	—	—	9,959
BALANCE, end of 2013	70,630,866	$706	$346,535	$1,260,817	$(1,724)	$—	$1,606,334

Refer to notes to consolidated financial statements.

CABELA’S INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands Except Share and Per Share Amounts)

1.    NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Nature of Business – Cabela’s Incorporated is a retailer of hunting, fishing, and outdoor gear, offering products through its retail stores, U. S. and Canada websites, and regular and specialty catalog mailings. Cabela’s operates 50 retail stores, 46 located in 26 states and four located in Canada. World’s Foremost Bank ("WFB," "Financial Services segment," or "Cabela's CLUB"), a wholly-owned bank subsidiary of Cabela’s, is a limited purpose bank formed under the Competitive Equality Banking Act of 1987. The lending activities of WFB are limited to credit card lending and its deposit issuance is limited to time deposits of at least one hundred thousand dollars.

Principles of Consolidation – The consolidated financial statements include the accounts of Cabela’s Incorporated and its wholly-owned subsidiaries (“Cabela’s,” “Company,” “we,” or “our”). All intercompany accounts and transactions have been eliminated in consolidation. WFB is the primary beneficiary of the Cabela's Master Credit Card Trust and related entities (collectively referred to as the “Trust”) under the guidance of Accounting Standards Codification ("ASC") Topics 810, Consolidations, and 860, Transfers and Servicing. Accordingly, the Trust was consolidated with the consolidated balance sheets of Cabela’s as of December 28, 2013, and December 29, 2012, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the three years ended December 28, 2013. As the servicer and the holder of retained interests in the Trust, WFB has the powers to direct the activities that most significantly impact the Trust's economic performance and the right to receive significant benefits or obligations to absorb significant losses of the Trust. The credit card loans of the Trust are recorded as restricted credit card loans and the liabilities of the Trust are recorded as secured obligations.

Reporting Year – The Company's fiscal year ends on the Saturday nearest to December 31. Unless otherwise stated, the fiscal years referred to in the notes to these consolidated financial statements are the 52 weeks ended December 28, 2013 (“2013” or “year ended 2013”), the 52 weeks ended December 29, 2012 (“2012” or “year ended 2012”), and the 52 weeks ended December 31, 2011 (“2011” or “year ended 2011”). WFB follows a calendar fiscal period so fiscal years end on December 31 with years 2011 through 2013 each consisting of 52 weeks.

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

Revenue Recognition –Revenue is recognized for retail store sales at the time of the sale in the store and for Direct sales when the merchandise is delivered to the customer. The Company recognizes a reserve for estimated product returns based on its historical returns experience. Shipping fees charged to customers are included in merchandise sales and shipping costs are included in merchandise costs.

Revenue from the sale of gift certificates, gift cards, and e-certificates ("gift instruments") is recognized in revenue when the gift instruments are redeemed for merchandise or services. The Company records gift instrument breakage as revenue when the probability of redemption is remote. The Company recognizes breakage on gift instruments four years after issuance based on historical redemption rates. Total gift instrument breakage was $7,461, $7,576, and $6,985 for 2013, 2012, and 2011, respectively. Cabela's gift instrument liability at the end of 2013 and 2012 was $145,363 and $134,566, respectively.

Financial Services revenue includes credit card interest and fees relating to late payments, payment assurance, foreign currency transactions, and cash advance transactions. Interest and fees are accrued in accordance with the terms of the applicable cardholder agreements on credit card loans until the date of charge-off unless placed on non-accrual and fixed payment plans. Interchange income is earned when a charge is made to a customer’s account.

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

CABELA’S INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands Except Share and Per Share Amounts)

Cash and Cash Equivalents – Cash equivalents include credit card and debit card receivables from other banks, which settle within one to four business days. Receivables from other banks totaled $14,209 and $19,735 at the end of 2013 and 2012, respectively. Unpresented checks, net of available cash bank balances, are classified as current liabilities. Cash and cash equivalents of the Financial Services segment were $94,112 and $91,365 at the end of 2013 and 2012, respectively. Due to regulatory restrictions on WFB, the Company cannot use WFB's cash for non-banking operations.

Credit Card Loans – The Financial Services segment grants individual credit card loans to its customers and is diversified in its lending with borrowers throughout the United States. Credit card loans are reported at their principal amounts outstanding plus deferred credit card origination costs, less the allowance for loan losses. As part of collection efforts, a credit card loan may be closed and placed on non-accrual or restructured in a fixed payment plan prior to charge-off. The fixed payment plans require payment of the loan within 60 months and consist of a lower interest rate, reduced minimum payment, and elimination of fees. Loans on fixed payment plans include loans in which the customer has engaged a consumer credit counseling agency to assist them in managing their debt. Customers who miss two consecutive payments once placed on a payment plan or non-accrual will resume accruing interest at the rate they had accrued at before they were placed on a plan. Payments received on non-accrual loans are applied to principal. The Financial Services segment does not record any liabilities for off-balance sheet risk of unfunded commitments through the origination of unsecured credit card loans, as it has the right to refuse or cancel these available lines of credit at any time.

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

Inventories – Inventories are stated at the lower of average cost or market. All inventories are finished goods. The reserve for inventory shrinkage, estimated based on cycle counts and physical inventories, was $6,573 and $6,029 at the end of 2013 and 2012, respectively. The reserves for returns of damaged goods, obsolescence, and slow-moving items, estimated based upon historical experience, inventory aging, and specific identification, were $5,872 and $5,602 at the end of 2013 and 2012, respectively.

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

Deferred Catalog Costs and Advertising – Advertising production costs are expensed as the advertising occurs except for catalog costs which are amortized over the expected period of benefit estimated at three to 12 months after mailing. Unamortized catalog costs totaled $5,445 and $7,713 at the end of 2013 and 2012, respectively. Advertising expense, including direct marketing costs (amortization of catalog costs and website marketing paid search fees), was $208,184, $201,456, and $186,142 for 2013, 2012, and 2011, respectively. Advertising vendor reimbursements, netted in advertising expense disclosed above, totaled $2,623, $3,049, and $919 for 2013, 2012, and 2011, respectively.

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

Property and Equipment – Property and equipment are stated at cost. Depreciation and amortization are provided over the estimated useful lives of the assets, including assets held under capital leases, on a straight-line basis. Leasehold improvements are amortized over the lease term or, if shorter, the useful lives of the improvements. Assets held under capital lease agreements are amortized using the straight-line method over the shorter of the estimated useful lives of the assets or the lease term. When property is fully depreciated, retired, or otherwise disposed of, the cost and accumulated depreciation are removed from the accounts and any resulting gain or loss is reflected in the consolidated statement of income. The costs of major improvements that extend the useful life of an asset are capitalized. Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Capitalized interest on projects during the construction period totaled $4,270, $2,798, and $126 for 2013, 2012, and 2011, respectively. Costs related to internally developed software are capitalized and amortized on a straight-line basis over their estimated useful lives.

Intangible Assets – Intangible assets are recorded in other assets and include non-compete agreements and goodwill. At the end of 2013 and 2012, intangible assets totaled $4,164 and $4,093, net of accumulated amortization of $2,468 and $2,178, respectively. During the fourth quarter of 2013, 2012, and 2011, in connection with the preparation of the consolidated financial statements, the Company completed its annual impairment analyses of goodwill and other intangible assets. The Company did not recognize any impairment in 2013, 2012, or 2011. The Company records impairment and restructuring charges where projected discounted cash flows are less than the fair value of the reporting unit.

Intangible assets, excluding goodwill, are amortized over three to five years. Amortization expense for these intangible assets for the next five years was estimated to approximate $327 (2014), $304 (2015), $163 (2016), $75 (2017), and $0 (2018). The Company had goodwill of $3,295 and $3,535 in its consolidated balance sheet at the end of 2013 and 2012, respectively, relating to an acquisition of a Canadian outdoors specialty retailer in 2007. The change in the carrying value of goodwill from 2012 was due to foreign currency translation adjustments.

Other Property – Other property primarily consists of unimproved land not used in our merchandising business and is recorded at the lower of cost or estimated fair value less estimated selling costs. Proceeds from the sale of other property are recognized in other revenue and the corresponding costs of other property sold are recognized in costs of other revenue. Other property with a carrying value of $15,109 and $23,448 at the end of 2013 and 2012, respectively, was included in other assets in the consolidated balance sheet.

CABELA’S INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands Except Share and Per Share Amounts)

Government Economic Assistance – When Cabela's constructs a new retail store or retail development, the Company may receive economic assistance from local governments to fund a portion or all of the Company's associated capital costs. This assistance typically comes in the form of cash grants, land grants, and/or proceeds from the sale of economic development bonds funded by the local government. The Company has historically purchased the majority of the bonds associated with its developments. Cash grants are made available to fund land, retail store construction, and/or development infrastructure costs. Economic development bonds are typically repaid through sales and/or property taxes generated by the retail store and/or within a designated development area. Cash and land grants are recognized as deferred grant income as a reduction to the costs, or recognized fair value in the case of land grants, of the associated property and equipment. Property and equipment was reduced by deferred grant income of $289,903 and $290,734 at the end of 2013 and 2012, respectively. Deferred grant income is amortized to earnings, as a reduction of depreciation expense, over the average estimated useful life of the associated assets.

Deferred grant income estimates, and their associated present value, are updated whenever events or changes in circumstances indicate that their recorded amounts may not be recovered. These estimates are determined when estimation of the fair value of associated economic development bonds are performed if there are related bond investments. If it is determined that the Company will not receive the full amount remaining from the bonds, the Company will adjust the deferred grant income to appropriately reflect the change in estimate and will immediately record a cumulative additional depreciation charge that would be recognized to date as expense in the absence of the grant income. In 2012, deferred grant income was reduced by $5,030 due to other than temporary impairment losses of the same amount that were recognized on the Company's economic development bonds. These reductions in deferred grant income resulted in increases in depreciation expense of $1,309 in 2012, which have been included in impairment and restructuring charges in the consolidated statements of income. There were no impairment losses in 2013 and 2011. At the end of 2012, the cumulative amount of impairment adjustments that were made to deferred grant income, which has been recorded as a reduction of property and equipment, was $38,656. There were no other than temporary impairments in 2013 relating to economic development bonds. The Company may agree to guarantee deficiencies in tax collections which fund the repayment of economic development bonds. The Company did not guarantee any economic development bonds that it owned at the end of 2013, 2012, or 2011.

Land grants typically include land associated with the retail store and may include other land for sale and further development. Land grants are recognized at the fair value of the land on date of grant. Deferred grant income on land grants is recognized as a reduction to depreciation expense over the estimated life of the related assets of the developments. The Company received land grants with a fair value of $2,287 in 2012 and did not receive any land grants in 2013. At December 28, 2013, we recognized a liability to repay grants related to a retail store property. The adjustment that reduced the deferred grant income of this retail store property at December 28, 2013, resulted in an increase in depreciation expense of $4,931 in 2013, which was included in impairment and restructuring charges in the consolidated statements of income.

Certain grants contain covenants the Company is required to comply with regarding minimum employment levels, maintaining retail stores in certain locations, and maintaining office facilities in certain locations. For these grants the Company recognizes grant revenue as the milestones associated with the grant are met. For 2013 and 2012, the Company was in compliance with the requirements under these grants.

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

CABELA’S INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands Except Share and Per Share Amounts)

On a quarterly basis, we perform various procedures to analyze the amounts and timing of projected cash flows to be received from its economic development bonds. We revalue each economic development bond using discounted cash flow models based on available market interest rates (Level 2 inputs) and management estimates, including the estimated amounts and timing of expected future tax payments (Level 3 inputs) to be received by the municipalities under tax increment financing districts. Projected cash flows are derived from sales and property taxes. Due to the seasonal nature of the our business, fourth quarter sales are significant to projecting future cash flows under the economic development bonds. We evaluate the impact of bond payments that have been received since the most recent quarterly evaluation, including those subsequent to the end of the quarter. Typically, bond payments are received twice annually. The payments received around the end of the fourth quarter provide the Company with additional facts for its fourth quarter projections. We make inquiries of local governments and/or economic development authorities for information on any anticipated third-party development, specifically on land owned by the Company, but also on land not owned by the Company in the tax increment financing development district, and to assess any current and potential development where cash flows under the bonds may be impacted by additional development and the anticipated development is material to the estimated and recorded carrying value based on projected cash flows. We make revisions to the cash flow estimates of each bond based on the information obtained. In those instances where the expected cash flows are insufficient to recover the current carrying value of the bond, we adjust the carrying value of the individual bonds to their revised estimated fair value. The governmental entity from which the Company purchases the bonds is not liable for repayment of principal and interest on the bonds to the extent that the associated taxes are insufficient to fund principal and interest amounts under the bonds. Should sufficient tax revenue not be generated by the subject properties, we may not receive all anticipated payments and thus will be unable to realize the full carrying values of the economic development bonds, which result in a corresponding decrease to deferred grant income.

Credit Card and Loyalty Rewards Programs – Cabela’s CLUB Visa cardholders receive Cabela’s points based on the dollar amounts of transactions through credit cards issued by Cabela's CLUB which may be redeemed for Cabela’s products and services. Points may also be awarded for special promotions for the acquisition and retention of accounts. The dollar amount of related points are accrued as earned by the cardholder and recorded as a reduction in Financial Services revenue. In addition to the Cabela's CLUB issued credit cards, customers receive points for purchases at Cabela’s from various loyalty programs. The dollar amount of unredeemed credit card points and loyalty points was $146,081 and $128,087 at the end of 2013 and 2012, respectively. The total cost incurred for all credit card rewards and loyalty programs was $198,687, $176,882, and $158,630 for 2013, 2012, and 2011, respectively.

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

Financial Instruments and Credit Risk Concentrations – Financial instruments which may subject the Company to concentrations of credit risk are primarily cash, cash equivalents, and accounts receivable. The Company invests primarily in money market accounts or tax-free municipal bonds, with short-term maturities, limiting the amount of credit exposure to any one entity. At December 28, 2013, and December 29, 2012, the Company did not have any cash invested in overnight funds. Concentrations of credit risk on accounts receivable are limited due to the nature of the Company's receivables.

CABELA’S INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands Except Share and Per Share Amounts)

Fair Value of Financial Instruments – The carrying amount of cash and cash equivalents, accounts receivable, restricted cash, accounts payable, gift instruments (including credit card rewards and loyalty rewards programs), accrued expenses, short-term borrowings, and income taxes included in the consolidated balance sheets approximate fair value given the short-term nature of these financial instruments. Credit card loans (level 2) are originated with variable rates of interest that adjust with changing market interest rates so the carrying value of the credit card loans, including the carrying value of deferred credit card origination costs, less the allowance for loan losses, approximates fair value. Time deposits (level 2) are pooled in homogeneous groups, and the future cash flows of those groups are discounted using current market rates offered for similar products for purposes of estimating fair value. The fair value of the secured variable funding obligations of the Trust (level 2) approximates the carrying value since these obligations can fluctuate daily based on the short-term operational needs with advances and pay downs at par value. The estimated fair value of secured long-term obligations of the Trust is based on future cash flows associated with each type of debt discounted using current borrowing rates for similar types of debt of comparable maturity. The estimated fair value of long-term debt (level 2) is based on future cash flows associated with each type of debt discounted using current borrowing rates for similar types of debt of comparable maturity.

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

2.     ACCOUNTING PRONOUNCEMENTS
Effective February 5, 2013, the Financial Accounting Standards Board issued ASU No. 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, which adds additional disclosure requirements relating to the reclassification of items out of accumulated other comprehensive income. This ASU was effective for the first quarter of 2013 for the Company. During 2013, this pronouncement did not have a material impact on the Company’s condensed consolidated financial statements or disclosures.
On September 13, 2013, the U. S. Treasury and Internal Revenue Service issued final Tangible Property Regulations (“TPR”) under Internal Revenue Code ("IRC") Section 162 and IRC Section 263(a). The regulations are not effective until tax years beginning on or after January 1, 2014; however, certain portions may require a tax method change on a retroactive basis, thus requiring an IRC Section 481(a) adjustment related to fixed and real asset deferred taxes. The accounting guidance under Accounting Standards Codification 740 - Income Taxes, treats the release of these regulations as a change in tax law as of the date of issuance and require the Company to determine whether there will be an impact on its consolidated financial statements for the fiscal year ended December 28, 2013. Any such impact of the final tangible property regulations would affect temporary deferred taxes only and result in a consolidated balance sheet reclassification between current and deferred taxes. We have analyzed the expected impact of the TPR on the Company as of December 28, 2013, and concluded that the expected impact is minimal. We will continue to prospectively monitor the impact of any future changes to the TPR on the Company.

CABELA’S INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands Except Share and Per Share Amounts)

3.    CABELA'S MASTER CREDIT CARD TRUST
The Financial Services segment utilizes the Trust for the purpose of routinely securitizing credit card loans and issuing beneficial interest to investors. The Trust issues variable funding facilities and long-term notes (collectively referred to herein as "secured obligations of the Trust"), each of which has an undivided interest in the assets of the Trust. The Financial Services segment must retain a minimum 20 day average of 5% of the loans in the securitization trust which ranks pari passu with the investors' interests in the Trust. In addition, the Financial Services segment owns notes issued by the Trust from some of the securitizations, which in some cases may be subordinated to other notes issued. The consolidated assets of the Trust are subject to credit, payment, and interest rate risks on the transferred credit card loans. The secured obligations contain legal isolation requirements which would protect the assets pledged as collateral for the securitization investors as well as protect Cabela's and WFB from any liability from default on the secured obligations of the Trust.
To protect the holders of the secured obligations of the Trust (the "investors"), the securitization structures include certain features that could result in earlier-than-expected repayment of the securities, which could cause the Financial Services segment to sustain a loss of one or more of its retained interests and could prompt the need to seek alternative sources of funding. The primary investor protection feature relates to the availability and adequacy of cash flows in the securitized pool of loans to meet contractual requirements, the insufficiency of which triggers early repayment of the securities. The Financial Services segment refers to this as the early amortization feature. Investors are allocated cash flows derived from activities related to the accounts comprising the securitized pool of loans, the amounts of which reflect finance charges collected, certain fee assessments collected, allocations of interchange, and recoveries on charged-off accounts. These cash flows are considered to be restricted under the governing documents to pay interest to investors, servicing fees, and to absorb the investor's share of charge-offs occurring within the securitized pool of loans. Any cash flows remaining in excess of these requirements are reported to investors as excess spread. An excess spread of less than zero percent for a contractually specified period, generally a three-month average, would trigger an early amortization event. Such an event could result in the Financial Services segment incurring losses related to its retained interests. In addition, if the retained interest in the loans of the Financial Services segment falls below the 5% minimum 20 day average and the Financial Services segment fails to add new accounts to the securitized pool of loans, an early amortization event would be triggered.

Another feature, which is applicable to secured obligations of the Trust, is one in which excess cash flows generated by the transferred loans are held at the Trust for the benefit of the investors. This cash reserve account funding is triggered when the three-month average excess spread rate of the Trust decreases to below 4.50% with increasing funding requirements as excess spread levels decline below preset levels or as contractually required by the governing documents. Similar to early amortization, this feature also is designed to protect the investors' interests from loss thus making the cash restricted. Upon scheduled maturity or early amortization of a securitization, the Financial Services segment is required to remit principal payments received on the securitized pool of loans to the Trust which are restricted for the repayment of the investors' principal note. The investors have no recourse to the other assets of the Financial Services segment for failure of debtors to pay other than for breaches of certain customary representations, warranties, and covenants. These representations, warranties, covenants, and the related indemnities do not protect the Trust or third party investors against credit-related losses on the loans. Credit card loans performed within established guidelines and no events which could trigger an early amortization occurred during the years ended 2013, 2012, and 2011.

CABELA’S INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands Except Share and Per Share Amounts)

The following table presents the components of the consolidated assets and liabilities of the Trust at the years ended:

	2013	2012
Consolidated assets:
Restricted credit card loans, net of allowance of $52,820 and $65,090	$3,903,410	$3,458,043
Restricted cash	23,191	17,292
Total	$3,926,601	$3,475,335

Consolidated liabilities:
Secured variable funding obligations	$50,000	$325,000
Secured long-term obligations	2,452,250	1,827,500
Interest due to third party investors	1,904	1,424
Total	$2,504,154	$2,153,924
4.    CREDIT CARD LOANS AND ALLOWANCE FOR LOAN LOSSES

The following table reflects the composition of the credit card loans at the years ended:

	2013	2012

Restricted credit card loans of the Trust (restricted for repayment of secured obligations of the Trust)	$3,956,230	$3,523,133
Unrestricted credit card loans	29,619	34,356
Total credit card loans	3,985,849	3,557,489
Allowance for loan losses	(53,110)	(65,600)
Deferred credit card origination costs	5,891	5,583
Credit card loans, net	$3,938,630	$3,497,472

CABELA’S INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands Except Share and Per Share Amounts)

Allowance for Loan Losses:
The following table reflects the activity in the allowance for loan losses by credit card segment for the years ended:

		2013			2012
	Credit Card Loans	Restructured Credit Card Loans	Total Credit Card Loans	Credit Card Loans	Restructured Credit Card Loans	Total Credit Card Loans

Balance, beginning of year	$42,600	$23,000	$65,600	$44,350	$29,000	$73,350

Provision for loan losses	47,809	(4,586)	43,223	40,963	1,797	42,760

Charge-offs	(58,736)	(14,223)	(72,959)	(56,122)	(12,712)	(68,834)
Recoveries	12,987	4,259	17,246	13,409	4,915	18,324
Net charge-offs	(45,749)	(9,964)	(55,713)	(42,713)	(7,797)	(50,510)
Balance, end of year	$44,660	$8,450	$53,110	$42,600	$23,000	$65,600
The restructured credit card loans decreased to $42,967 at December 28, 2013, compared to $53,700 at December 29, 2012. As a result of these declining loan balances and improvements in recoveries, the allowance for loan losses on the restructured credit card loans segment was decreased by $7,000 during 2013. The remaining decrease of $7,550 in the allowance for loan losses on the restructured credit card loans segment was based on analysis relating to historical trends in actual charge-offs, and additional performance data, resulting in an allowance of $8,450 at December 28, 2013, compared to $23,000 at December 29, 2012.

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

CABELA’S INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands Except Share and Per Share Amounts)

The table below provides information on current, non-accrual, past due, and restructured credit card loans by class using the respective fourth quarter FICO score at the years ended:

	FICO Score of Credit Card Loans Segment			Restructured Credit Card Loans Segment (1)
December 28, 2013:	691 and Below	692-758	759 and Above		Total

Credit card loan status:
Current	$527,202	$1,299,982	$2,047,424	$34,444	$3,909,052
1 to 29 days past due	20,702	13,421	12,953	3,962	51,038
30-59 days past due	7,013	1,229	296	1,641	10,179
60 or more days past due	12,445	184	31	2,920	15,580
Total past due	40,160	14,834	13,280	8,523	76,797
Total credit card loans	$567,362	$1,314,816	$2,060,704	$42,967	$3,985,849

90 days or more past due and still accruing	$6,637	$36	$17	$1,381	$8,071
Non-accrual	—	—	—	5,381	5,381

	FICO Score of Credit Card Loans Segment			Restructured Credit Card Loans Segment (1)
December 29, 2012:	691 and Below	692-758	759 and Above		Total

Credit card loan status:
Current	$453,894	$1,134,840	$1,856,587	$44,193	$3,489,514
1 to 29 days past due	17,901	11,558	10,094	4,304	43,857
30-59 days past due	6,060	1,004	203	1,811	9,078
60 or more days past due	11,416	189	43	3,392	15,040
Total past due	35,377	12,751	10,340	9,507	67,975
Total credit card loans	$489,271	$1,147,591	$1,866,927	$53,700	$3,557,489

90 days or more past due and still accruing	$6,118	$38	$4	$1,481	$7,641
Non-accrual	—	—	—	5,985	5,985

(1)	Specific allowance for loan losses of $8,450 and $23,000 at December 28, 2013, and December 29, 2012, respectively, are included in allowance for loan losses.

CABELA’S INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands Except Share and Per Share Amounts)

5.     PROPERTY AND EQUIPMENT
Property and equipment consisted of the following at the years ended:

	Depreciable Life in Years
		2013	2012

Land and improvements	Up to 20	$216,826	$185,916
Buildings and improvements	7 to 40	780,116	640,666
Furniture, fixtures, and equipment	3 to 15	643,394	551,904
Assets held under capital lease	Up to 30	15,611	13,255
Property and equipment		1,655,947	1,391,741
Less accumulated depreciation and amortization		(550,101)	(473,847)
		1,105,846	917,894
Construction in progress		181,699	103,762
		$1,287,545	$1,021,656
6.     SECURITIES
Economic development bonds, which are classified as available-for-sale, consisted of the following at the years ended:

		Gross Unrealized Gains	Gross Unrealized Losses
	Amortized Cost			Fair Value

December 28, 2013	$71,072	$7,432	$—	$78,504

December 29, 2012	$74,545	$10,496	$—	$85,041
The carrying value and fair value of these securities classified by estimated maturity based on expected future cash flows at the end of 2013 were as follows:

	Amortized Cost	Fair Value

For the fiscal years ending:
2014	$1,777	$2,048
2015	2,348	2,717
2016	2,709	3,115
2017	2,827	3,221
2018	3,247	3,675
2019 - 2023	23,463	26,287
2024 and thereafter	34,701	37,441
	$71,072	$78,504
Interest earned on the securities totaled $4,103, $4,931, and $6,143 for 2013, 2012, and 2011, respectively. There were no realized gains or losses on these securities in 2013, 2012, or 2011.

CABELA’S INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands Except Share and Per Share Amounts)

7.     PREPAID EXPENSES AND OTHER ASSETS

Prepaid expenses and other assets (current and long-term) consisted of the following at the years ended:

	2013	2012
Prepaid expenses and other current assets:
Financial Services segment - accrued interest and other receivables	$48,086	$39,842
Financial Services segment - Visa interchange funding	—	50,929
Other	42,352	41,923
	$90,438	$132,694
Other assets:
Other property	$15,109	$23,448
Long-term notes and other receivables	10,972	10,723
Financial Services segment - deferred financing costs	8,195	6,950
Goodwill and other intangible assets	4,164	4,093
Other	5,863	7,224
	$44,303	$52,438
8.     ACCRUED EXPENSES
Accrued expenses consisted of the following at the years ended:

	2013	2012

Accrued employee compensation and benefits	$77,743	$67,612
Accrued property, sales, and other taxes	31,133	29,505
Deferred revenue and accrued sales returns	28,794	29,275
Accrued interest	8,718	8,516
Accrued credit card fees	6,510	6,237
Other	51,175	39,761
	$204,073	$180,906

CABELA’S INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands Except Share and Per Share Amounts)

9.     OTHER LONG-TERM LIABILITIES

Other long-term liabilities consisted of the following at the years ended:

	2013	2012

Unrecognized tax benefits and accrued interest	$73,922	$44,948
Deferred rent expense and tenant allowances	39,546	34,290
Deferred grant income	12,586	14,324
Other long-term liabilities	1,964	2,400
	$128,018	$95,962
10.     TIME DEPOSITS
The Financial Services segment accepts time deposits only in amounts of at least one hundred thousand dollars. All time deposits are interest bearing. The aggregate amount of time deposits, net of brokered fees, by maturity was as follows at the years ended:

	2013	2012

2013	$—	$367,350
2014	297,645	297,628
2015	273,385	199,314
2016	216,619	152,078
2017	26,110	26,164
2018	20,911	5,484
Thereafter	234,692	—
	1,069,362	1,048,018
Less current maturities	(297,645)	(367,350)
Deposits classified as non-current liabilities	$771,717	$680,668
Time deposits include brokered institutional certificates of deposit, net of fees, totaling $1,062,312 and $1,032,817 at the end of 2013 and 2012, respectively.

CABELA’S INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands Except Share and Per Share Amounts)

11.    BORROWINGS OF FINANCIAL SERVICES SEGMENT

The Trust issues fixed and floating (variable) rate term securitizations, which are considered secured obligations backed by restricted credit card loans. A summary of the secured fixed and variable rate long-term obligations of the Trust by series, the expected maturity dates, and the respective weighted average interest rates are presented in the following tables at the years ended:

December 28, 2013:
Series	Expected Maturity Date	Fixed Rate Obligations	Interest Rate	Variable Rate Obligations	Interest Rate	Total Obligations	Interest Rate

Series 2010-I	January 2015	$—	—%	$255,000	1.62%	$255,000	1.62%
Series 2010-II	September 2015	127,500	2.29	85,000	0.87	212,500	1.72
Series 2011-II	June 2016	155,000	2.39	100,000	0.77	255,000	1.75
Series 2011-IV	October 2016	165,000	1.90	90,000	0.72	255,000	1.48
Series 2012-I	February 2017	275,000	1.63	150,000	0.70	425,000	1.30
Series 2012-II	June 2017	300,000	1.45	125,000	0.65	425,000	1.21
Series 2013-I	February 2023	327,250	2.71	—	—	327,250	2.71
Series 2013-II	August 2018	100,000	2.17	197,500	0.82	297,500	1.27

Secured long-term obligations of the Trust		$1,449,750		$1,002,500		$2,452,250

December 29, 2012:
Series	Expected Maturity Date	Fixed Rate Obligations	Interest Rate	Variable Rate Obligations	Interest Rate	Total Obligations	Interest Rate

Series 2010-I	January 2015	$—	—%	$255,000	1.66%	$255,000	1.66%
Series 2010-II	September 2015	127,500	2.29	85,000	0.91	212,500	1.74
Series 2011-II	June 2016	155,000	2.39	100,000	0.81	255,000	1.77
Series 2011-IV	October 2016	165,000	1.90	90,000	0.76	255,000	1.50
Series 2012-I	February 2017	275,000	1.63	150,000	0.74	425,000	1.32
Series 2012-II	June 2017	300,000	1.45	125,000	0.69	425,000	1.23

Secured long-term obligations of the Trust		$1,022,500		$805,000		$1,827,500
The Trust sold asset-backed notes of $385,000 (Series 2013-I) and $350,000 (Series 2013-II) on March 7, 2013, and August 15, 2013, respectively. The Series 2013-I securitization transaction included the issuance of $327,250 of Class A notes and three subordinated classes of notes in the aggregate principal amount of $57,750. The Series 2013-II securitization transaction included the issuance of $297,500 of Class A notes and three subordinated classes of notes in the aggregate principal amount of $52,500. The Financial Services segment retained each of the subordinated classes of notes which were eliminated in the preparation of our consolidated financial statements. Each class of notes issued in the Series 2013-I securitization transaction has an expected life of approximately ten years and a contractual maturity of approximately thirteen years. Each class of notes issued in the Series 2013-II securitization transaction has an expected life of approximately five years and a contractual maturity of approximately eight years. These securitization transactions were used to fund the growth in restricted credit card loans.

CABELA’S INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands Except Share and Per Share Amounts)

The Trust also issues variable funding facilities which are considered secured obligations backed by restricted credit card loans. The Trust renewed one variable funding facility in the amount of $300,000 on March 26, 2013, extending the commitment for an additional two years. At December 28, 2013, the Trust had three variable funding facilities with $875,000 in total capacity and $50,000 outstanding. The variable funding facilities are scheduled to mature in September 2014, March 2015, and March 2016. Each of these variable funding facilities includes an option to renew subject to certain terms and conditions. Variable rate note interest is priced at a benchmark rate, London Interbank Offered Rate, or commercial paper rate, plus a spread, which ranges from 0.50% to 0.85%. The variable rate notes provide for a fee ranging from 0.25% to 0.40% on the unused portion of the facilities. During the years ended December 28, 2013, and December 29, 2012, the daily average balance outstanding on these notes was $26,328 and $142,077, with a weighted average interest rate of 0.77% and 0.78%, respectively.
The Financial Services segment has unsecured federal funds purchase agreements with two financial institutions. The maximum amount that can be borrowed is $85,000. There were no amounts outstanding at December 28, 2013, or December 29, 2012. During 2013 and 2012, the daily average balance outstanding was $228 and $462, respectively, with a weighted average rate of 0.75% for both years.

12.     REVOLVING CREDIT FACILITIES

The Company has a credit agreement providing for a $415,000 revolving credit facility that expires on November 2, 2016. The unsecured $415,000 revolving credit facility permits the issuance of letters of credit up to $100,000 and swing line loans up to $20,000. This credit facility may be increased to $500,000 subject to certain terms and conditions.
At December 28, 2013, there was $2,932 outstanding under our credit agreement, and no amounts were outstanding at December 29, 2012. During 2013 and 2012, the daily average principal balance outstanding on the lines of credit was $130,729 and $43,141, respectively, and the weighted average interest rate was 1.44% and 1.61%, respectively. Letters of credit and standby letters of credit totaling $17,378 and $22,143, respectively, were outstanding at the end of 2013 and 2012. The daily average outstanding amount of total letters of credit during 2013 and 2012 was $20,536 and $15,418, respectively.

During the term of the facility, we are required to pay a quarterly commitment fee, which ranges from 0.15% to 0.30% of the average daily unused principal balance on the line of credit. Interest on advances on this credit facility is equal to the alternate base rate, as defined, plus the applicable margin, as defined. The applicable margin is the percentage rate that is applicable at such time with respect to advances as set forth in the pricing schedule, a stratified interest rate schedule based on the Company's leverage ratio, as defined. The alternate base rate is equal to the highest of:

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

At December 28, 2013, we were in compliance with the financial covenant requirements of our $415,000 credit agreement with a fixed charge coverage ratio of 9.51 to 1, a leverage ratio of 0.85 to 1, and a consolidated net worth that was $522,468 in excess of the minimum.

CABELA’S INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands Except Share and Per Share Amounts)

The credit agreement includes a dividend provision limiting the amount that Cabela’s could pay to stockholders, which at December 28, 2013, was not in excess of $229,377. The credit agreement also has a provision permitting acceleration by the lenders in the event there is a change in control, as defined. In addition, the credit agreement contains cross default provisions to other outstanding debt. In the event that the Company fails to comply with these covenants, a default is triggered. In the event of default, all outstanding letters of credit and all principal and outstanding interest would immediately become due and payable. The Company was in compliance with all financial covenants under our credit agreements at December 28, 2013, and December 29, 2012. We anticipate that we will continue to be in compliance with all financial covenants under our credit agreements through at least the next 12 months.
Effective August 28, 2013, the Company entered into an unsecured $20,000 Canadian ("CAD") revolving credit facility for its operations in Canada. This revolving credit facility replaced our $15,000 CAD unsecured revolving credit facility, which was terminated January 31, 2013. Borrowings are payable on demand with interest payable monthly. The credit facility permits the issuance of letters of credit up to $10,000 CAD in the aggregate, which reduce the overall credit limit available under the credit facility. There were no amounts outstanding at December 28, 2013, or December 29, 2012.
Advances made pursuant to the $415,000 credit agreement are classified as long-term debt. This agreement does not contain limitations regarding the pay downs of revolving loans advanced; therefore, advances made prior to November 2, 2015, pursuant to this agreement are considered long-term in nature.

13.     LONG-TERM DEBT AND CAPITAL LEASES

Long-term debt and capital leases consisted of the following at the years ended:

	2013	2012

Unsecured revolving credit facility	$2,932	$—
Unsecured notes due 2016 with interest at 5.99%	215,000	215,000
Unsecured senior notes due 2017 with interest at 6.08%	60,000	60,000
Unsecured senior notes due 2014-2018 with interest at 7.20%	40,714	48,857
Capital lease obligations payable through 2036	12,419	12,678
Total debt	331,065	336,535
Less current portion of debt	(8,418)	(8,402)
Long-term debt, less current maturities	$322,647	$328,133
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
In addition, the debt agreements contain cross default provisions to our outstanding credit facilities. In the event that the Company failed to comply with these covenants, a default would trigger and all principal and outstanding interest would immediately be due and payable. At December 28, 2013, and December 29, 2012, the Company was in compliance with all financial covenants under the unsecured notes. We anticipate that we will continue to be in compliance with all financial covenants under our unsecured notes through at least the next 12 months.

The Company has a lease agreement for our distribution facility in Wheeling, West Virginia. The lease term is through June 2036. The monthly installments are $83 and the lease contains a bargain purchase option at the end of the lease term. We accounted for this lease as a capital lease and recorded the additional leased asset at the present value of the future minimum lease payments using a 5.9% implicit rate. The additional leased asset was recorded at $5,649 and is being amortized on a straight-line basis over 30 years.

CABELA’S INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands Except Share and Per Share Amounts)

Aggregate expected maturities of long-term debt and scheduled capital lease payments for the years shown are as follows:

	Scheduled Capital Lease Payments	Long-Term Debt Maturities

2014	$1,000	$8,143
2015	1,000	8,143
2016	1,000	226,075
2017	1,000	68,143
2018	1,000	8,142
Thereafter	17,500	—
	22,500	318,646
Capital lease amount representing interest	(10,081)
Present value of net scheduled lease payments	$12,419	12,419
Total long-term debt and capital leases		$331,065
14.    IMPAIRMENT AND RESTRUCTURING CHARGES

Impairment and restructuring charges consisted of the following for the years ended:

	2013	2012	2011
Impairment losses relating to:
Accumulated amortization of deferred grant income	$4,931	$1,309	$6,538
Property, equipment, and other assets	937	1,321	154
Other property	—	17,694	4,617
	5,868	20,324	11,309
Restructuring charges for severance and related benefits	—	—	935
Total	$5,868	$20,324	$12,244
Long-lived assets of the Company are evaluated for possible impairment (i) whenever events or changes in circumstances may indicate that the carrying value of an asset may not be recoverable and (ii) at least annually for recurring fair value measurements and for those assets not subject to amortization. In 2013, 2012, and 2011, we evaluated the recoverability of our economic development bonds, property (including existing store locations and future retail store sites), equipment, goodwill, other property, and other intangible assets.
Retail Store Properties:
In November 2006, the Company entered into agreements providing for financial incentives, including, among other benefits, the receipt of land for a nominal amount and an incentive of $5,000 upon completion of a new retail store. In exchange, the Company agreed to open the retail store within one year, and to refrain from opening another retail store within a defined radius restriction area for a five year period. We opened this retail store in November 2007.

CABELA’S INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands Except Share and Per Share Amounts)

In November 2011, after attempting to negotiate a release of the radius restriction, the Company filed a declaratory judgment action to challenge the validity and enforceability of the radius restriction. In April 2012, we opened another retail store within the radius restriction associated with the 2007 store. On June 18, 2013, a U. S. district court (the "Court") ruled that the radius restriction was enforceable, but requested additional briefing on the remaining outstanding issues. On July 30, 2013, the Court reversed its decision and denied the defendant's first motion for summary judgment, finding that although the Company had breached the radius restriction, the defendant had not established its right to recovery. The defendant filed a motion for reconsideration of the Court’s July 30, 2013, ruling and the Company filed its own motion for summary judgment. These motions were heard on October 31, 2013. At this hearing, the Court again reversed its decision and granted the defendant's motion for reconsideration of the Court’s July 30, 2013, ruling, granted the defendant's motion for summary judgment, and denied the Company’s motion for summary judgment. This ruling resulted in the Court ordering the Company to repay the $5,000 incentive. In addition, trial by jury was set to determine the award related to the real property received by the Company in 2007. Trial was held beginning January 27, 2014, and on January 31, 2014, a jury determined that the Company pay $8,625 to the defendant relating to the real property we received in 2007. On February 4, 2014, the Court entered a judgment against the Company in the amount of $13,625. At December 28, 2013, pursuant to this judgment, the Company recognized a liability of $14,125, including an estimated amount for legal fees and costs, in its consolidated balance sheet. We intend to appeal the Court's ruling.
The recognition of this liability at December 28, 2013, to repay these grants resulted in the Company recording an increase to the carrying amount of the related retail store property through a reduction in deferred grant income by the amount repayable, plus legal and other costs. The cumulative additional depreciation that would have been recognized through December 28, 2013, as an expense in the absence of the grant was recognized in 2013 as depreciation expense. Therefore, the adjustment that reduced the deferred grant income of this retail store property at December 28, 2013, resulted in an increase in depreciation expense of $4,931 in 2013, which was included in impairment and restructuring charges in the consolidated statements of income. This impairment loss was recorded to the Retail segment.
In 2013, we also recognized an impairment loss totaling $937 related to the store closure of our former Winnipeg, Manitoba, Canada, retail site. The impairment loss of $937 included leasehold improvements write-offs as well as lease cancellation and restoration costs. This impairment loss was recorded to the Retail segment ($820) and the Corporate Overhead and Other segment ($117).
Local economic trends, government regulations, and other restrictions where we own properties may impact management projections that could change undiscounted cash flows in future periods which could trigger possible future write downs.
Other Property:
In 2004, the Company acquired property near Denver, Colorado ("the Colorado Property”) with the intent to build a Cabela’s retail store at that location. The appraised value of the Colorado Property at that time was based on the projected cash flows from the Company’s prospective retail store development. In the second quarter ended June 2011, we made a decision not to locate a retail store on the Colorado Property, nor to further develop the Colorado Property, but to dispose of it, and instead to build two retail stores in different locations in the greater Denver area. We publicly announced this decision in July 2011. As a result, we classified the Colorado Property as other property in the Corporate Overhead and Other segment. Shortly after we publicly announced that we would not develop a retail store on the Colorado Property, we received a letter of intent from a developer offering to purchase the property. The letter of intent provided evidence of the fair value of the Colorado Property, which, at the time, resulted in an impairment loss of $3,348 that was recognized in the third quarter of 2011. The developer’s purchase offer expired in 2012, and the Company continued to market the property for sale and sought an appraisal. In January 2013, we received an appraisal report on the Colorado Property. This appraisal report concluded that the carrying value of the Colorado Property was higher than the estimated fair value, resulting in an additional impairment loss of $14,946, which was recognized in the fourth quarter of 2012. After the impairment loss was recognized, the carrying value of the Colorado Property was $5,820 at the end of 2012. The 2013 appraisal was based on the sales comparison approach to estimate the “as-is” fee simple market value of the subject property (Level 2 inputs). The appraiser determined that the highest and best use of the Colorado Property was as raw land, because the demographics, excess retail space, and the economy in the geographic area would no longer support a value high enough to justify the cost of developing the property.

At December 2013 and 2012, we classified all of our unimproved land not used in our merchandising business as "other property" and included the carrying value of $15,109 and $23,448 at the end of 2013 and 2012, respectively, in other assets in the consolidated balance sheet. We intend to sell any of our remaining other property as soon as any such sale could be economically feasible, and we continue to monitor such property for impairment.

CABELA’S INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands Except Share and Per Share Amounts)

In the fourth quarter of 2012, the Company also recognized an impairment loss on a second property on an arms-length sales contract of adjoining land anticipated to close in mid-2013 (Level 2 inputs). Subsequently, this tract of land was sold in December 2013. In 2011, we wrote down the carrying value of certain other properties based on signed agreements for their sale. We recognized impairment losses totaling $17,694 and $4,617 in 2012 and 2011, respectively. There were no impairment losses related to other property in 2013.
Local economic trends, government regulations, and other restrictions where we own properties may impact management projections that could change undiscounted cash flows in future periods which could trigger possible future write downs.
Economic Development Bonds:
In the fourth quarter of 2012, we received information on a project that the development would be delayed thus reducing the amount expected to be received and delaying the timing of projected cash flows. Therefore, the fair value of this economic development bond was determined to be below carrying value, with the decline in fair value deemed to be other than temporary. In the fourth quarter of 2011, we received information on three projects that development was either delayed or that actual tax revenues were lower than estimated, thus reducing the amount expected to be received and delaying the timing of projected cash flows. Accordingly, the discounted cash flows indicated that the fair values of these three economic development bonds were below carrying value, with the decline in fair value deemed to be other than temporary.
These fair value adjustments totaling $5,030 and $24,314 in 2012 and 2011, respectively, reduced the carrying value of the economic development bond portfolio at the end of 2012 and 2011 and resulted in corresponding reductions in deferred grant income. These reductions in deferred grant income resulted in increases in depreciation expense of $1,309 and $6,538 in 2012 and 2011, respectively, which have been included in impairment and restructuring charges in the consolidated statements of income. The discounted cash flow models for our other bonds did not result in other than temporary impairments. At the end of 2012 and 2011, the cumulative amount of impairment adjustments that were made to deferred grant income, which has been recorded as a reduction of property and equipment, was $38,656 and $33,626, respectively. These impairment adjustments made to deferred grant income resulted from events or changes in circumstances that indicated the amount of deferred grant income may not be recovered or realized in cash through collection, sales, or other proceeds from the economic development bonds. There were no other than temporary impairments in 2013 relating to economic development bonds.
Each quarter, we evaluate the projected underlying cash flows of our economic development bonds to determine if the carrying amount of any such bonds, including interest accrued under the bonds, can be recovered. To the extent the expected cash flows are not sufficient to recover the carrying amount, the bonds are assessed for impairment. Deficiencies in projected discounted cash flows below the recorded carrying amount of the economic development bonds evidences that we do not expect to recover the cost basis. Consequently, the valuation results in an other than temporary impairment. Trends and management projections could change undiscounted cash flows in future periods which could trigger possible future write downs.
In 2011, the Company incurred charges totaling $935 for severance and related benefits primarily from outplacement costs and a voluntary retirement plan. These charges were recorded to the Corporate Overhead and Other segment.

15.     INTEREST (EXPENSE) INCOME, NET
Interest expense, net of interest income, consisted of the following for the years ended:

	2013	2012	2011

Interest expense	$(26,159)	$(22,969)	$(24,580)
Capitalized interest	4,270	2,798	126
Interest income	35	48	27
	$(21,854)	$(20,123)	$(24,427)

CABELA’S INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands Except Share and Per Share Amounts)

16.     INCOME TAXES

For financial reporting purposes, income before taxes includes the following components:

	2013	2012	2011

Federal	$244,878	$164,433	$127,662
Foreign	98,650	97,281	86,805
	$343,528	$261,714	$214,467
The provision for income taxes consisted of the following for the years ended:

	2013	2012	2011
Current:
Federal	$105,241	$79,997	$19,969
State	7,714	7,397	2,650
Foreign	14,414	16,279	14,155
	127,369	103,673	36,774
Deferred:
Federal	(8,497)	(16,145)	32,932
State	(49)	121	2,365
Foreign	315	552	(224)
	(8,231)	(15,472)	35,073
	$119,138	$88,201	$71,847
A reconciliation of the statutory federal income tax rate to the effective income tax rate was as follows for the years ended:

	2013	2012	2011

Statutory federal rate	35.0%	35.0%	35.0%
State income taxes, net of federal tax benefit	1.5	1.9	1.6
Other nondeductible items	0.2	0.7	0.2
Tax exempt interest income	(0.4)	(0.5)	(0.7)
Rate differential on foreign income	(4.3)	(3.8)	(4.5)
Change in unrecognized tax benefits	2.9	0.4	1.1
Deferred income tax rate change	0.1	0.4	0.8
Other, net	(0.3)	(0.4)	—
Effective income tax rate	34.7%	33.7%	33.5%

CABELA’S INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands Except Share and Per Share Amounts)

Deferred tax assets and liabilities consisted of the following for the years ended:

	2013	2012
Deferred tax assets:
Deferred compensation	$12,504	$11,367
Deferred revenue	5,137	5,429
Reserve for returns	5,988	5,777
Accrued expenses	27,970	21,928
Gift certificates liability	8,794	7,331
Allowance for loans losses and doubtful accounts	20,600	24,962
Loyalty rewards programs	36,597	31,881
Other	5,505	3,277
	123,095	111,952
Deferred tax liabilities:
Prepaid expenses	11,608	10,610
Property and equipment	75,988	61,138
Inventories	3,172	2,080
Credit card loan fee deferral	32,296	32,390
U.S. income tax on foreign earnings	—	8,973
Economic development bonds	743	3,674
Other	58	3,012
	123,865	121,877
Net deferred tax (asset) liability	770	9,925
Less current deferred income taxes	(2,348)	(646)
Long-term deferred income taxes	$3,118	$10,571
The Company has not provided United States income taxes on undistributed earnings of foreign subsidiaries that we consider to be indefinitely reinvested outside of the United States as of the end of year 2013. If these foreign earnings were to be repatriated in the future, the related United States tax liability may be reduced by any foreign income taxes previously paid on these earnings. As of the year ended 2013, the cumulative amount of earnings upon which United States income taxes have not been provided was approximately $152,000. If those earnings were not considered indefinitely invested the Company estimates that an additional income tax expense of approximately $30,000 would be recorded.
As of December 28, 2013, cash and cash equivalents held by our foreign subsidiaries totaled $95,964. Our intent is to permanently reinvest these funds outside the United States for capital expansion. Based on the Company's current projected capital needs and the current amount of cash and cash equivalents held by our foreign subsidiaries, we do not anticipate incurring any material tax costs beyond our accrued tax position in connection with any repatriation, but we may be required to accrue for unanticipated additional tax costs in the future if our expectations or the amount of cash held by our foreign subsidiaries change.
The Company paid a total sum of $53,418 in prior years as deposits for federal taxes related to prior period uncertain tax positions in 2012 and 2011. The deposits were classified as a current asset netted within income taxes receivable and deferred income taxes in the consolidated balance sheet.

CABELA’S INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands Except Share and Per Share Amounts)

The reconciliation of unrecognized tax benefits, the balance of which was classified as other long-term liabilities in the consolidated balance sheet, was as follows for the years ended:

	2013	2012	2011

Unrecognized tax benefits, beginning of year	$39,252	$37,608	$43,198
Gross decreases related to prior period tax positions	(3,428)	(2,369)	(12,705)
Gross increases related to prior period tax positions	15,759	49	855
Gross increases related to current period tax positions	13,217	4,964	6,260
Gross decreases related to current period tax positions	—	(1,000)	—
Unrecognized tax benefits, end of year	$64,800	$39,252	$37,608
The Company's policy is to accrue interest expense, and penalties as appropriate, on estimated unrecognized tax benefits as a charge to interest expense in the consolidated statements of income. We recorded a net credit to interest expense of $592 in 2012 and net interest expense of $3,425 and $798 in 2013 and 2011, respectively. The net credit in 2012 was due to the gross decrease of certain unrecognized tax benefits. No penalties were accrued. The liability for estimated interest on unrecognized tax benefits totaling $9,122 and $5,696 at the end of 2013 and 2012, respectively, was included in other long-term liabilities in the consolidated balance sheet. The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate was $15,537.
The Company's tax years 2007 through 2011 are under examination by the Internal Revenue Service ("IRS"). In late 2012, the IRS issued a revenue agent report summarizing its determination of the adjustments required to the 2007 and 2008 income tax returns. We disagree with the adjustments made by the IRS in their revenue agent report and are currently appealing the adjustments. We expect the appeals process for the 2007 and 2008 tax years to be completed within the next 12 months. We do not expect the examination and related appeal for the 2009, 2010, and 2011 tax years to be completed within the next 12 months. We have reserved for potential adjustments to the provision for income taxes that may result from examinations by the tax authorities and we believe that the final outcome of these examinations or agreements will not have a material effect on the Company's financial condition, results of operations, or cash flows.
Since the Company is routinely under audit by various taxing authorities, and the Company expects to resolve the tax issues at appeals for the 2007 and 2008 examination years in 2014, it is reasonably possible that the amount of unrecognized tax benefits will change during the next 12 months. However, we do not expect the change, if any, to have a material effect on the Company's consolidated financial condition or results of operations within the next 12 months.
The Company files income tax returns in the United States, Canada, Hong Kong, and various states. The tax years 2007 through 2012 remain open to examination by major taxing jurisdictions to which Cabela’s is subject.

CABELA’S INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands Except Share and Per Share Amounts)

17.     COMMITMENTS AND CONTINGENCIES

The Company leases various buildings, computer and other equipment, and storage space under operating leases which expire on various dates through January 2041. Rent expense on these leases as well as other month to month rentals was $14,319, $13,605, and $9,541 for 2013, 2012, and 2011, respectively.
The following is a schedule of future minimum rental payments under operating leases at December 28, 2013:

For the fiscal years ending:
2014	$16,035
2015	20,956
2016	20,489
2017	20,098
2018	26,516
Thereafter	269,619
$373,713
The Company leases nine of its retail store sites. Certain of these leases include tenant allowances that are amortized over the life of the lease. During 2013, we received $4,969 in tenant allowances. In 2012, no tenant allowances were received. We expect to receive $3,500 in tenant allowances in 2014. Certain leases require the Company to pay contingent rental amounts based on a percentage of sales, in addition to real estate taxes, insurance, maintenance, and other operating expenses associated with the leased premises. These leases have terms which include renewal options ranging from 10 to 70 years.

The Company has entered into real estate purchase, construction, and/or economic development agreements for various new retail store site locations. At December 28, 2013, the Company had total estimated cash commitments of approximately $384,400 outstanding for projected expenditures connected with the development, construction, and completion of new retail stores. This does not include any amounts for contractual obligations associated with retail store locations where the Company is in the process of certain negotiations. We expect to fund these estimated capital expenditures over the next 12 months with funds from operations.

Under various grant programs, state or local governments provide funding for certain costs associated with developing and opening a new retail store. The Company generally receives grant funding in exchange for commitments, such as assurance of agreed employment and wage levels at the retail store or that the retail store will remain open, made by the Company to the state or local government providing the funding. The commitments typically phase out over approximately five to 10 years. If the Company failed to maintain the commitments during the applicable period, the funds received may have to be repaid or other adverse consequences may arise, which could affect the Company's cash flows and profitability. At December 28, 2013, the total amount of grant funding subject to a specific contractual remedy was $43,536. At December 28, 2013, and December 29, 2012, the amount the Company had recorded in liabilities relating to these grants was $22,536 and $7,257, respectively.

The Company operates an open account document instructions program, which provides for Cabela's-issued letters of credit. We had obligations to pay participating vendors $48,409 and $55,455 at December 28, 2013, and December 29, 2012, respectively.

The Financial Services segment enters into financial instruments with off-balance sheet risk in the normal course of business through the origination of unsecured credit card loans. Unsecured credit card accounts are commitments to extend credit and totaled $25,255,000 and $20,976,000 at December 28, 2013, and December 29, 2012, respectively. These commitments are in addition to any current outstanding balances of a cardholder. Unsecured credit card loans involve, to varying degrees, elements of credit risk in excess of the amount recognized in the consolidated balance sheets. The principal amounts of these instruments reflect the Financial Services segment’s maximum related exposure. The Financial Services segment has not experienced and does not anticipate that all customers will exercise the entire available line of credit at any given point in time. The Financial Services segment has the right to reduce or cancel the available lines of credit at any time.

CABELA’S INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands Except Share and Per Share Amounts)

Visa Litigation Settlement – In June 2005, a number of entities, each purporting to represent a class of retail merchants, sued Visa and several member banks, and other credit card associations, alleging, among other things, that Visa and its member banks have violated United States antitrust laws by conspiring to fix the level of interchange fees. On July 13, 2012, the parties to this litigation announced that they had entered into a memorandum of understanding, which subject to certain conditions, including court approval, obligates the parties to enter into a settlement agreement to resolve the claims brought by the class members. On December 13, 2013, the settlement received final court approval. The settlement agreement requires, among other things, (i) the distribution to class merchants of an amount equal to 10 basis points of default interchange across all credit rate categories for a period of eight consecutive months, which otherwise would have been paid to issuers like WFB, (ii) Visa to change its rules to allow merchants to charge a surcharge on credit card transactions subject to a cap, and (iii) Visa to meet with merchant buying groups that seek to negotiate interchange rates collectively. To date, WFB has not been named as a defendant in any credit card industry lawsuits. Based on the information in the proposed settlement, management determined that the 10 basis point reduction of default interchange across all credit rate categories for the period of eight consecutive months from July 29, 2013, through March 28, 2014, would result in a reduction of interchange income of approximately $12,500 in the Financial Services segment. Therefore, a liability of $12,500 was recorded as of December 29, 2012, to accrue for this settlement.
In 2013, certain plaintiffs opted out of the proposed settlement resulting in the Company re-evaluating the impact of the 10 basis point reduction of default interchange to the Financial Services segment. Also, Visa has issued interchange reduction reports to WFB through November 2013 resulting in assessments of $4,646. Based on re-evaluations due to opt-outs and analysis of the merchant charge volume based on the Visa interchange reduction reports, we determined that the estimated effect for this settlement should be reduced by $3,167 as of December 28, 2013. Therefore, the remaining liability balance for this settlement was $4,687 at December 28, 2013.

Litigation and Claims – The Company is party to various legal proceedings arising in the ordinary course of business. These actions include commercial, intellectual property, employment, regulatory, and product liability claims. Some of these actions involve complex factual and legal issues and are subject to uncertainties. The activities of WFB are subject to complex federal and state laws and regulations. WFB's regulators are authorized to conduct compliance examinations and impose penalties for violations of these laws and regulations and, in some cases, to order WFB to pay restitution. The Company cannot predict with assurance the outcome of the actions brought against it. Accordingly, adverse developments, settlements, or resolutions may occur and have a material effect on the Company's results of operations for the period in which such development, settlement, or resolution occurs. However, the Company does not believe that the outcome of any current legal proceeding would have a material effect on its results of operations, cash flows, or financial position taken as a whole.

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

Self-Insurance – The Company is self-insured for health claims and workers’ compensation claims up to a certain stop loss amount per individual. We have a liability for health claims submitted and for those claims incurred prior to year end but not yet reported totaling $4,839 and $3,856 at the end of 2013 and 2012, respectively. We also have a liability for workers’ compensation claims submitted and for those claims incurred prior to year end but not yet reported totaling $5,513 and $4,064 at the end of 2013 and 2012, respectively. These liabilities are included in accrued expenses in the consolidated balance sheet.

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

CABELA’S INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands Except Share and Per Share Amounts)

18.    REGULATORY CAPITAL REQUIREMENTS
WFB is subject to various regulatory capital requirements administered by the Federal Deposit Insurance Corporation and the Nebraska State Department of Banking and Finance to ensure capital adequacy. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, WFB must meet specific capital guidelines that involve quantitative measures of WFB’s assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. WFB’s capital amounts and classification are also subject to qualitative judgment by the regulators with respect to components, risk weightings, and other factors.
As of December 31, 2013 and 2012, the most recent notification from the Federal Deposit Insurance Corporation categorized WFB as "well-capitalized" under the regulatory framework for prompt corrective action. To be categorized as "well-capitalized" WFB must maintain certain amounts and ratios (defined in the regulations) as set forth in the following table. There are no conditions or events since that notification that management believes have changed WFB's category.

	Actual		Capital Requirements to be Classified Adequately-Capitalized		Capital Requirements to be Classified Well-Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
2013:
Total Capital to Risk-Weighted Assets	$511,617	12.5%	$327,218	8.0%	$409,022	10.0%
Tier I Capital to Risk-Weighted Assets	460,465	11.3	163,609	4.0	245,413	6.0
Tier I Capital to Average Assets	460,465	11.1	165,341	4.0	206,677	5.0
2012:
Total Capital to Risk-Weighted Assets	$440,927	12.0%	$295,081	8.0%	$368,852	10.0%
Tier I Capital to Risk-Weighted Assets	394,580	10.7	147,541	4.0	221,311	6.0
Tier I Capital to Average Assets	394,580	11.2	140,664	4.0	175,830	5.0

19.     STOCK BASED COMPENSATION PLANS AND EMPLOYEE BENEFIT PLANS

Stock-Based Compensation – The Company recognized total stock-based compensation expense of $14,969, $13,733, and $12,911 in 2013, 2012, and 2011, respectively. Compensation expense related to the Company's stock-based payment awards is recognized in selling, distribution, and administrative expenses in the consolidated statements of income. Compensation cost for awards is recognized using a straight-line amortization method over the vesting period. At December 28, 2013, the total unrecognized deferred stock-based compensation balance for all equity awards issued, net of expected forfeitures, was $20,193, net of tax, which is expected to be amortized over a weighted average period of 2.6 years.

The fair value of options granted was estimated on the date of the grant using the Black-Scholes option pricing model. The expected volatility for 2013, 2012, and 2011 was based on the historical volatility of the Company's common stock. The fair value of options in the years presented was estimated using the Black-Scholes model with the following weighted average assumptions:

	2013	2012	2011

Risk-free interest rate based on the U.S. Treasury yield curve	0.76%	0.84%	1.52 to 2.16%
Dividend yield	—	—	—
Expected volatility	47%	48%	46%
Weighted average expected life (in years)	5.9	4.7	5.0
Weighted average grant date fair value of options granted	$22.60	$15.72	$11.30

CABELA’S INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands Except Share and Per Share Amounts)

Employee Stock Plans – Effective June 5, 2013, the shareholders of the Company approved the Cabela's Incorporated 2013 Stock Plan (the "2013 Stock Plan"). The 2013 Stock Plan replaces the Cabela's Incorporated 2004 Stock Plan (the "2004 Stock Plan") and provides for the grant of incentive stock options, non-statutory stock options ("NSOs"), stock appreciation rights, performance stock, performance units, restricted stock, and restricted stock units to employees and consultants. Non-employee directors are eligible to receive any type of award offered under the 2013 Stock Plan except incentive stock options. Awards granted under the 2013 Stock Plan have a term of no greater than ten years from the grant date and become exercisable under the vesting schedule determined at the time of grant. As of December 28, 2013, the maximum number of shares available for awards under the 2013 Stock Plan was 3,949,030 .
As of December 28, 2013, there were 3,410,394 awards outstanding under the 2004 Plan and 50,970 awards outstanding under the 2013 Plan. No future grants of awards will be made under the 2004 Plan. To the extent available, we will issue treasury shares for the exercise of stock options before issuing new shares.
Option Awards. During 2013, there were 206,870 NSOs granted to employees under the 2004 Plan at an exercise price of $50.91 per share and 30,000 NSOs granted to non-employee directors at an exercise price of $67.69 per share. These options have an eight-year term and vest over four years for employees and one year for non-employee directors. In addition, the Company issued 64,000 premium-priced NSOs to its President and Chief Executive Officer under the 2004 Plan at an exercise price of $58.55 (which was equal to 115% of the closing price of the Company's common stock on the New York Stock Exchange on March 1, 2013). The premium-priced NSOs vest in three equal annual installments beginning on March 2, 2017, and expire on March 2, 2021.
Nonvested Stock and Stock Unit Awards. During 2013, the Company issued 344,345 units of nonvested stock under the 2004 Plan to employees at a weighted average fair value of $50.87 per unit. During 2013, the Company issued 20,600 units of nonvested stock under the 2013 Stock Plan to employees at a fair value of $69.98 per unit. These nonvested stock units vest evenly over four years on the grant date anniversary based on the passage of time. On March 2, 2013, the Company also issued 55,400 units of performance-based restricted stock units under the 2004 Plan to certain executives at a fair value of $50.91 per unit. These performance-based restricted stock units will begin vesting in four equal installments on March 2, 2014, since the performance criteria were achieved.

On June 6, 2013, the Company granted 370 units of nonvested stock to a non-employee director of WFB under the 2013 Stock Plan at a fair value of $67.69 per unit. These nonvested stock units vest over one year.

Restricted Stock Awards. In 2008, there were 111,324 shares of restricted stock issued to two executives under the 2004 Plan. The stock price on the date of grant was $10.48 per share resulting in a fair value of $1,167 of deferred compensation which was amortized to compensation expense over a five-year period ending June 2013. Compensation expense related to these restricted stock awards, which was included in total stock-based compensation expense, was $117 in 2013, and $233 in each year 2012 and 2011.

CABELA’S INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands Except Share and Per Share Amounts)

The following table summarizes award activity during 2013 for the Company's two stock plans:

		All Awards		Non-Vested Awards
	Awards Available for Grant		Weighted Average Exercise Price		Weighted Average Grant Date Fair Value
		Number of Awards (1)		Number of Awards (1)

Outstanding, beginning of year	1,940,486	3,719,474	$14.55	1,524,943	$21.67
Granted	(721,585)	721,585	22.55	721,585	39.70
Vested	—	(468,941)		(714,601)	18.05
Exercised	—	(450,640)	18.15
Forfeited (2)	60,114	(60,114)	6.47	(59,854)	32.61
Outstanding, end of year (3)	1,279,015	3,461,364	17.87	1,472,073	31.93

(1)	Excludes restricted stock awards issued in July 2008.

(2)	Options forfeited under the 2013 Plan are immediately available for grant.

(3)	Total awards outstanding under the Company's stock plans at the end of 2013 were comprised of 2,591,497 of NSOs, 799,871 of nonvested stock awards, and 69,996 of performance based stock awards.
The following table provides information relating to the Company's equity share-based payment awards at December 28, 2013:

					Weighted Average Remaining Contractual Life (in Years)
		Weighted Average Exercise Price	Weighted Average Fair Value	Aggregate Intrinsic Value
	Number of Awards

Vested and exercisable	1,989,291	$17.74	$7.59	$95,294	2.69
Non-vested	1,472,073	18.05	31.93	70,111	6.55
Total outstanding	3,461,364	17.87	17.94	$165,405	4.33
Expected to vest after December 28, 2013	3,301,750	17.99		$157,378	4.23
The aggregate intrinsic value of awards exercised was $54,755, $53,198, and $26,775 during 2013, 2012, and 2011, respectively. The total fair value of shares vested was $12,899, $10,721, and $11,759 in 2013, 2012, and 2011, respectively. Based on the Company's closing stock price of $65.64 as of December 28, 2013, the total number of in-the-money awards exercisable as of December 28, 2013, was 1,989,291.

CABELA’S INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands Except Share and Per Share Amounts)

The equity share-based payment awards outstanding and exercisable as of December 28, 2013, were in the following exercise price ranges:

Awards Outstanding				Awards Exercisable
			Average Remaining Contractual Life (in Years)
		Weighted Average Exercise Price			Weighted Average Exercise Price

Exercise Price	Number			Number

$ 0.00 to $11.28	1,167,485	$2.03	5.71	296,893	$8.00
$11.29 to $22.56	1,480,879	18.04	2.21	1,478,379	18.03
$22.57 to $33.84	214,675	26.54	5.08	144,081	26.37
$33.85 to $45.12	299,090	36.26	6.06	69,938	34.98
$45.13 to $56.40	205,235	50.91	7.18	—	—
$56.41 to $67.69	94,000	61.47	7.26	—	—
	3,461,364	17.87	4.33	1,989,291	17.74
Employee Stock Purchase Plan – Effective June 5, 2013, the shareholders of the Company approved the Cabela's Incorporated 2013 Employee Stock Purchase Plan (the "2013 ESPP") which replaces the Cabela's Incorporated 2004 Employee Stock Purchase Plan for all awards granted on or after August 1, 2013. During 2013, there were 62,880 shares issued - 29,815 shares under the 2013 Plan and 33,065 shares under the 2004 Plan. At December 28, 2013, there were 1,970,185 shares of common stock authorized and available for issuance under the 2013 ESPP.
401(k) Savings Plan – All employees are eligible to defer up to 80% of their wages in Cabela’s 401(k) savings plan, subject to certain limitations. The Company matches 100% of eligible employee deferrals up to 4% of eligible wages. For eligible employees hired prior to January 1, 2009, we may also contribute a 2% discretionary matching contribution. Total expense for employer contributions was $10,920, $9,709, and $9,187 in 2013, 2012, and 2011, respectively.

20.     STOCKHOLDERS’ EQUITY AND DIVIDEND RESTRICTIONS

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

CABELA’S INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands Except Share and Per Share Amounts)

Retained Earnings – The most significant restrictions on the payment of dividends are contained within the covenants under the Company's revolving credit and unsecured senior notes purchase agreements. Also, Nebraska banking laws govern the amount of dividends that WFB can pay to Cabela’s. At December 28, 2013, the Company had unrestricted retained earnings of $229,377 available for dividends. However, the Company has never declared or paid any cash dividends on its common stock, and does not anticipate paying any cash dividends in the foreseeable future.

Accumulated Other Comprehensive Income (Loss) – The components of accumulated other comprehensive income (loss), net of related taxes, are as follows for the years ended:

	2013	2012

Accumulated net unrealized holding gains on economic development bonds	$4,682	$6,823
Accumulated net unrealized holding loss on derivatives	—	(1)
Cumulative foreign currency translation adjustments	(6,406)	(1,280)
Total accumulated other comprehensive income (loss)	$(1,724)	$5,542
Treasury Stock – The Company's Board of Directors authorized a share repurchase program on August 23, 2011, that provides for share repurchases on an ongoing basis to offset dilution resulting from equity awards under the Company's current or future equity compensation plans. These shares can be repurchased from time to time in open market transactions or privately negotiated transactions at the Company's discretion, subject to market conditions, customary blackout periods, and other factors. The share repurchase program does not obligate the Company to repurchase any outstanding shares of its common stock, and the program may be limited or terminated at any time. On February 14, 2013, the Company announced its intent to repurchase up to 750,000 shares of its common stock in open market transactions through February 2014. As of December 28, 2013, there were 181,179 shares repurchased (which includes 17,439 shares withheld to offset tax withholding obligations upon the vesting and release of certain restricted shares). At December 28, 2013, there were 586,260 shares remaining to be purchased. The Company announced on February 13, 2014, its intent to repurchase up to 650,000 shares of its common stock in open market transactions through February 2015. There is no guarantee as to the exact number of shares that we will repurchase.

The following table reconciles the Company's treasury stock activity for the years ended:

	2013	2012

Balance, beginning of year	492,414	800,935
Purchase of treasury stock at a cost of $10,053 and $28,977 (1)	181,179	816,057
Treasury shares issued on exercise of stock options and share-based payment awards	(673,593)	(1,124,578)
Balance, end of year	—	492,414

(1)
Reflects common stock withheld (under the terms of grants pursuant to a stock compensation plan) totaling 17,439 shares and 16,057 shares, respectively, to offset tax withholding obligations upon the vesting and release of restricted shares on July 7, 2013 and 2012.

CABELA’S INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands Except Share and Per Share Amounts)

21.     EARNINGS PER SHARE

The following table reconciles the weighted average number of shares utilized in the earnings per share calculations for the years ended:

	2013	2012	2011

Common shares – basic	70,461,450	69,856,258	69,194,663
Effect of incremental dilutive securities:
Stock options, nonvested stock units, and employee stock purchase plans	1,317,093	1,853,615	2,079,579
Common shares – diluted	71,778,543	71,709,873	71,274,242
Stock options outstanding and nonvested stock units issued considered anti-dilutive excluded from calculation	30,000	—	228,545

22.     SUPPLEMENTAL CASH FLOW INFORMATION
The following table sets forth non-cash financing and investing activities and other cash flow information for the years ended:

	2013	2012	2011
Non-cash financing and investing activities:
Accrued property and equipment additions (1)	$36,707	$23,225	$7,483
Contribution of land received	—	2,287	—
Other than temporary impairment of economic development bonds	—	5,030	24,314
Impairment of deferred grant income	(4,931)	(5,030)	(24,314)

Other cash flow information:
Interest paid (2)	$78,261	$78,841	$94,440
Capitalized interest	(4,270)	(2,798)	(126)
Interest paid, net of capitalized interest	$73,991	$76,043	$94,314
Income taxes, net of refunds	$83,118	$136,959	$44,778

(1)	Accrued property and equipment additions are recognized in the consolidated statements of cash flows in the year they are paid.

(2)	Includes interest from the Financial Services segment totaling $63,363, $54,301, and $70,867 for 2013, 2012, and 2011, respectively.

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

Segment assets are those directly used in or clearly allocable to an operating segment’s operations. For the Retail segment, assets include inventory in the retail stores, land, buildings, fixtures, and leasehold improvements. Goodwill totaling $3,295 and $3,535 at December 28, 2013, and December 29, 2012, respectively, was included in the Retail segment. The change in the carrying value of goodwill between years was due to foreign currency adjustments. For the Direct segment, assets primarily include fixed assets and deferred catalog costs. Assets for the Financial Services segment include cash, credit card loans, restricted cash, receivables, fixtures, and other assets. Cash and cash equivalents of the Financial Services segment were $94,112 and $91,365 at December 28, 2013, and December 29, 2012, respectively. Assets for the Corporate Overhead and Other segment include corporate headquarters and facilities, merchandise distribution inventory, shared technology infrastructure and related information technology systems, corporate cash and cash equivalents, economic development bonds, prepaid expenses, deferred income taxes, and other corporate long-lived assets. Depreciation, amortization, and property and equipment expenditures are recognized in each respective segment. Intercompany revenue between segments was eliminated in consolidation.
Under an Intercompany Agreement, the Financial Services segment pays to the Retail and Direct segments a fixed license fee equal to 70 basis points on all originated charge volume of the Cabela's CLUB Visa credit card portfolio. In addition, among other items, the agreement requires the Financial Services segment to reimburse the Retail and Direct segments for certain operating and promotional costs.

CABELA’S INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands Except Share and Per Share Amounts)

Financial information by segment is presented below for the following years:

				Corporate Overhead and Other
			Financial Services
Fiscal Year 2013:	Retail	Direct			Total

Merchandise sales	$2,232,018	$973,614	$—	$—	$3,205,632
Non-merchandise revenue:
Financial Services	—	—	375,810	—	375,810
Other	1,304	—	—	16,831	18,135
Total revenue	$2,233,322	$973,614	$375,810	$16,831	$3,599,577

Operating income (loss)	$428,361	$157,227	$104,402	$(328,629)	$361,361
Operating income as a percentage of revenue	19.2%	16.1%	27.8%	N/A	10.0%
Depreciation and amortization	$54,882	$7,579	$1,545	$29,401	$93,407
Assets	1,327,047	208,525	4,135,014	726,278	6,396,864
Property and equipment additions including accrued amounts	288,521	149	1,332	57,954	347,956

Fiscal Year 2012:
Merchandise sales	$1,847,960	$930,943	$—	$—	$2,778,903
Non-merchandise revenue:
Financial Services	—	—	319,399	—	319,399
Other	1,622	—	—	12,758	14,380
Total revenue	$1,849,582	$930,943	$319,399	$12,758	$3,112,682

Operating income (loss)	$345,040	$155,237	$74,182	$(298,760)	$275,699
Operating income as a percentage of revenue	18.7%	16.7%	23.2%	N/A	8.9%
Depreciation and amortization	$46,997	$7,361	$1,277	$23,634	$79,269
Assets	1,048,747	171,461	3,730,438	797,517	5,748,163
Property and equipment additions including accrued amounts	181,676	1,172	3,757	43,404	230,009

Fiscal Year 2011:
Merchandise sales	$1,548,899	$956,834	$—	$—	$2,505,733
Non-merchandise revenue:					—
Financial Services	—	—	291,746	—	291,746
Other	1,543	—	—	12,144	13,687
Total revenue	$1,550,442	$956,834	$291,746	$12,144	$2,811,166

Operating income (loss)	$263,010	$172,163	$59,032	$(262,657)	$231,548
Operating income as a percentage of revenue	17.0%	18.0%	20.2%	N/A	8.2%
Depreciation and amortization	$41,506	$6,677	$987	$22,173	$71,343
Assets	878,557	153,758	3,353,263	748,193	5,133,771
Property and equipment additions including accrued amounts	87,670	6,335	5,640	21,094	120,739

CABELA’S INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands Except Share and Per Share Amounts)

The components and amounts of total revenue for the Financial Services segment were as follows for the years ended:

	2013	2012	2011

Interest and fee income	$343,353	$301,699	$277,242
Interest expense	(63,831)	(54,092)	(70,303)
Provision for loan losses	(43,223)	(42,760)	(39,287)
Net interest income, net of provision for loan losses	236,299	204,847	167,652
Non-interest income:
Interchange income	344,979	292,151	267,106
Other non-interest income	7,530	12,364	13,620
Total non-interest income	352,509	304,515	280,726
Less: Customer rewards costs	(212,998)	(189,963)	(156,632)
Financial Services revenue	$375,810	$319,399	$291,746
Our products are principally marketed to individuals within the United States. Net sales generated in other geographic markets, primarily Canada, have collectively been less than 5% of consolidated net merchandise sales in each year. No single customer accounted for 10% or more of consolidated net sales. No single product or service accounted for a significant percentage of the Company's consolidated revenue.

The following table sets forth the percentage of our merchandise revenue contributed by major product categories for our Retail and Direct segments and in total for the last three years.

	Retail			Direct			Total
	2013	2012	2011	2013	2012	2011	2013	2012	2011
Product Category:
Hunting Equipment	51.0%	49.5%	45.7%	41.2%	37.1%	33.4%	48.0%	45.3%	41.1%
General Outdoors	26.8	28.7	30.7	29.1	32.0	32.7	27.5	29.8	31.5
Clothing and Footwear	22.2	21.8	23.6	29.7	30.9	33.9	24.5	24.9	27.4
Total	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

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

CABELA’S INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands Except Share and Per Share Amounts)

Level 3 is comprised of financial instruments whose fair value is estimated based on internally developed models or methodologies utilizing significant inputs that are primarily unobservable from objective sources. At December 28, 2013, the financial instruments carried on our consolidated balance sheets subject to fair value measurements consisted of economic development bonds and were classified as Level 3 for valuation purposes. For 2013, 2012, and 2011, there were no transfers in or out of Levels 1, 2, or 3.
The Company's recurring financial instruments classified as Level 3 for valuation purposes consists of economic development bonds. The table below presents changes in fair value of the economic development bonds measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the years ended:

	2013	2012	2011

Balance, beginning of year	$85,041	$86,563	$104,231
Total gains or losses:
Included in earnings - realized	—	—	13
Included in accumulated other comprehensive income (loss) - unrealized	(3,064)	5,814	9,078
Valuation adjustments	—	(5,030)	(24,314)
Purchases, issuances, and settlements:
Purchases	—	—	601
Issuances	—	—	—
Settlements	(3,473)	(2,306)	(3,046)
Total	(3,473)	(2,306)	(2,445)
Balance, end of year	$78,504	$85,041	$86,563
Fair values of the Company's economic development bonds were estimated using discounted cash flow projection estimates. These estimates are based on available market interest rates and the estimated amounts and timing of expected future payments to be received from municipalities under tax development zones, which we consider to be unobservable inputs (Level 3). These fair values do not reflect any premium or discount that could result from offering these bonds for sale or through early redemption, or any related income tax impact. Declines in the fair value of available-for-sale economic development bonds below cost that are deemed to be other than temporary are reflected in earnings. In 2012 and 2011, we determined that the fair value of the bonds was below carrying value, with the decline in fair value deemed to be other than temporary, which resulted in fair value adjustments totaling $5,030 and $24,314 at the end of 2012 and 2011, respectively. Accordingly, deferred grant income was reduced by $5,030 and $24,314 for the respective years due to other than temporary impairment losses of the same amounts that were recognized on the economic development bonds. These reductions in deferred grant income resulted in increases in depreciation expense of $1,309 and $6,538 in 2012 and 2011, respectively, which have been included in impairment and restructuring charges in the consolidated statements of income. At the end of 2010, none of the bonds with a fair value below carrying value were deemed to have other than a temporary impairment. At December 28, 2013, there were no other than temporary fair value adjustments of economic development bonds and no adjustments of deferred grant income in 2013.

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

We evaluate the recoverability of property and equipment, other property, goodwill and intangibles whenever indicators of impairment exist using significant unobservable inputs. This evaluation included existing store locations and future retail store sites. Impairment losses consisted of the following for the years ended:

	2013	2012	2011

Carrying value of other property and other assets	$49,343	$30,669	$36,954
Fair value of related assets	43,475	11,654	32,183
Impairment losses	$5,868	$19,015	$4,771
The carrying amounts of cash and cash equivalents, accounts receivable, restricted cash, accounts payable, gift instruments (including credit card and loyalty rewards programs), accrued expenses, and income taxes receivable and payable included in the consolidated balance sheets approximate fair value given the short-term nature of these financial instruments. The secured variable funding obligations of the Trust, which include variable rates of interest that adjust daily, can fluctuate daily based on the short-term operational needs of the Financial Services segment with advances and pay downs at par value. Therefore, the carrying value of the secured variable funding obligations of the Trust approximates fair value.

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

	2013		2012
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value

Financial Assets:
Credit card loans, net	$3,938,630	$3,938,630	$3,497,472	$3,497,472

Financial Liabilities:
Time deposits	1,069,362	1,070,831	1,048,018	1,086,411
Secured long-term obligations of the Trust	2,452,250	2,405,494	1,827,500	1,807,083
Long-term debt	331,065	363,848	336,535	373,120
Credit Card Loans. Credit card loans are originated with variable rates of interest that adjust with changing market interest rates, so the carrying value of the credit card loans, including the carrying value of deferred credit card origination costs, less the allowance for loan losses, approximates fair value. This valuation does not include the value that relates to estimated cash flows generated from new loans over the life of the cardholder relationship. Accordingly, the aggregate fair value of the credit card loans does not represent the underlying value of the established cardholder relationship.
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

CABELA’S INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands Except Share and Per Share Amounts)

25.	QUARTERLY FINANCIAL INFORMATION (Unaudited)

The following table sets forth unaudited financial and operating data in each quarter for years 2013 and 2012:

	2013 by Quarter				2012 by Quarter
	First	Second	Third	Fourth	First	Second	Third	Fourth

Total revenue	$802,497	$756,805	$850,828	$1,189,447	$623,504	$627,254	$741,178	$1,120,746
Operating income (1)	79,115	66,935	76,603	138,708	46,576	57,828	67,113	104,182
Net income	49,847	44,545	49,886	80,112	28,826	33,870	42,785	68,032
Earnings per share:
Basic (2)	0.71	0.63	0.71	1.13	0.42	0.48	0.61	0.97
Diluted (2)	0.70	0.62	0.70	1.12	0.40	0.47	0.60	0.95

(1) Includes impairment losses recorded by quarter for each year as follows:	$—	$937	$—	$4,931	$—	$—	$—	$20,324

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

CABELA’S INCORPORATED AND SUBSIDIARIES
SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS
(In Thousands)

	Beginning of Year Balance	Charged to Costs and Expenses	Charged to Other Accounts		Deductions	End of Year Balance

Year Ended December 28, 2013:
Allowance for doubtful accounts on accounts receivable balances	$1,178	$2,871	$—		$(2,841)	$1,208
Reserve for sales returns	21,971	—	2,646	(1)	—	24,617
Reserve on notes receivable	4,263	—	—		—	4,263
Allowance for credit card loan losses	65,600	43,223	—		(55,713)	53,110

Year Ended December 29, 2012:
Allowance for doubtful accounts on accounts receivable balances (2)	$4,772	$1,800	$—		$(5,394)	$1,178
Reserve for sales returns	19,507	—	2,464	(1)	—	21,971
Reserve on notes receivable	4,263	—	—		—	4,263
Allowance for credit card loan losses	73,350	42,760	—		(50,510)	65,600

Year Ended December 31, 2011:
Allowance for doubtful accounts on accounts receivable balances (2)	$3,416	$7,728	$—		$(6,372)	$4,772
Reserve for sales returns	21,808	—	(2,301)	(1)	—	19,507
Reserve on notes receivable	3,604	659	—		—	4,263
Allowance for credit card loan losses	90,900	39,287	—		(56,837)	73,350
(1) Represents the net increase (decrease) in the reserve based upon the Company's evaluation of anticipated merchandise sales returns. These adjustments were recognized in merchandise sales in the Company's consolidated statements of income.
(2) The Company has recast the prior period presentation of the allowance for doubtful accounts on accounts receivable balances to conform with current period presentation. Prior period charges and deductions were presented net in "Charged to Costs and Expenses" in the amount of $(3,594) and $1,356 for 2012 and 2011, respectively.

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

In connection with this annual report on Form 10-K, our Chief Executive Officer and Chief Financial Officer evaluated, with the participation of our management, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on management’s evaluation, our Chief Executive Officer and Chief Financial Officer each concluded that our disclosure controls and procedures were effective as of December 28, 2013.

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

With the participation of our Chief Executive Officer and our Chief Financial Officer, management evaluated the effectiveness of our internal control over financial reporting as of December 28, 2013, based on the criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 28, 2013.

The independent registered public accounting firm of Deloitte & Touche LLP, as auditors of our consolidated financial statements included in this annual report on Form 10-K, has issued an attestation report on the effectiveness of our internal control over financial reporting based on the criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Their report is included in this Item 9A.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 28, 2013, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Cabela’s Incorporated and Subsidiaries
Sidney, Nebraska

We have audited the internal control over financial reporting of Cabela’s Incorporated and Subsidiaries (the “Company”) as of December 28, 2013, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 28, 2013, based on the criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 28, 2013, of the Company and our report dated February 20, 2014, expressed an unqualified opinion on those financial statements and financial statement schedule.

 /s/ Deloitte & Touche LLP

Omaha, Nebraska
February 20, 2014

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information under the headings “Proposal One – Election of Directors,” “Executive Officers of the Company,” “Corporate Governance – Committees of the Board of Directors – Audit Committee,” and “Section 16(a) Beneficial Ownership Reporting Compliance,” in our Proxy Statement relating to our 2014 Annual Meeting of Shareholders (our “Proxy Statement”) is incorporated herein by reference. With the exception of the foregoing information and other information specifically incorporated by reference into this Report on Form 10-K, our Proxy Statement is not being filed as a part hereof.

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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

     (a) The following documents are filed as part of this report:

1.	Financial Statements:

•	Report of Independent Registered Public Accounting Firm

•	Consolidated Statements of Income – Years ended December 28, 2013, December 29, 2012, and December 31, 2011

•	Consolidated Statements of Comprehensive Income – Years ended December 28, 2013, December 29, 2012, and December 31, 2011

•	Consolidated Balance Sheets – December 28, 2013, and December 29, 2012

•	Consolidated Statements of Cash Flows – Years ended December 28, 2013, December 29, 2012, and December 31, 2011

•	Consolidated Statements of Stockholders’ Equity – Years ended December 28, 2013, December 29, 2012, and December 31, 2011

•	Notes to Consolidated Financial Statements

2.	Financial Statement Schedules:

•	Schedule II – Valuation and Qualifying Accounts
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

4.6
Note Purchase Agreements dated as of February 27, 2006, among Cabela's Incorporated and various purchasers party thereto (incorporated by reference from Exhibit 4.6 of our Annual Report on Form 10-K, filed on March 1, 2010, File No. 001-32227)

4.7
First Supplement to Note Purchase Agreements dated as of February 27, 2006, among Cabela's Incorporated and various purchasers party thereto (incorporated by reference from Exhibit 4.7 of our Annual Report on Form 10-K, filed on March 1, 2010, File No. 001-32227)

4.8
Second Supplement to Note Purchase Agreements dated as February 27, 2006, among Cabela's Incorporated and various purchasers party thereto (incorporated by reference from Exhibit 4.8 of our Annual Report on Form 10-K, filed on March 1, 2010, File No. 001-32227)

4.9
Amendment No. 1 to Note Purchase Agreements dated as of February 27, 2006, among Cabela's Incorporated and various purchasers party thereto (incorporated by reference from Exhibit 4.9 of our Annual Report on Form 10-K, filed on March 1, 2010, File No. 001-32227)

10.1
Executive Employment Agreement dated as of January 4, 2004, between Cabela's Incorporated and Richard N. Cabela (incorporated by reference from Exhibit 10.1 of our Registration Statement on Form S-1, filed on March 23, 2004, Registration No. 333-113835)*

10.2
Addendum to Executive Employment Agreement dated as of January 4, 2004, between Cabela's Incorporated and Richard N. Cabela (incorporated by reference from Exhibit 10.1 of our Quarterly Report on Form 10-Q, filed on May 12, 2005, File No. 001-32227)*

10.3
First Amendment to Executive Employment Agreement dated as of April 3, 2013, between Cabela's Incorporated and Richard N. Cabela (incorporated by reference from Exhibit 10.1 of our Quarterly Report on Form 10-Q, filed on April 25, 2013, File No. 001-32227)*

10.4
Executive Employment Agreement dated as of January 4, 2004, between Cabela's Incorporated and James W. Cabela (incorporated by reference from Exhibit 10.2 of our Registration Statement on Form S-1, filed on March 23, 2004, Registration No. 333-113835)*

10.5
Addendum to Executive Employment Agreement dated as of January 4, 2004, between Cabela's Incorporated and James W. Cabela (incorporated by reference from Exhibit 10.2 of our Quarterly Report on Form 10-Q, filed on May 12, 2005, File No. 001-32227)*

10.6	Cabela's Incorporated 2004 Stock Plan (incorporated by reference from Exhibit 10.13 of our Annual Report on Form 10-K, filed on February 20, 2013, File No. 001-32227)*

10.7	Form of 2004 Stock Plan Employee Stock Option Agreement (incorporated by reference from Exhibit 10.13 of our Registration Statement on Form S-1, filed on March 23, 2004, Registration No. 333-113835)*

10.8	Form of 2004 Stock Plan Employee Stock Option Agreement (2006) (incorporated by reference from Exhibit 10.1 of our Current Report on Form 8-K, filed on May 15, 2006, File No. 001-32227)*

10.9	Form of 2004 Stock Plan Employee Stock Option Agreement (2008) (incorporated by reference from Exhibit 10.3 of our Current Report on Form 8-K, filed on June 4, 2008, File No. 001-32227)*

10.10	Form of 2004 Stock Plan Employee Stock Option Agreement (2009) (incorporated by reference from Exhibit 10.2 of our Current Report on Form 8-K, filed on March 6, 2009, File No. 001-32227)*

10.11	Form of 2004 Stock Plan Restricted Stock Unit Agreement (incorporated by reference from Exhibit 10.1 of our Current Report on Form 8-K, filed on March 6, 2009, File No. 001-32227)*

10.12	Form of 2004 Stock Plan Restricted Stock Unit Agreement (Performance-Based) (incorporated by reference from Exhibit 10.3 of our Current Report on Form 8-K, filed on March 5, 2010, File No. 001-32227)*

10.13	Form of 2004 Stock Plan Non-Employee Director Stock Option Agreement (2006) (incorporated by reference from Exhibit 10.2 of our Current Report on Form 8-K, filed on May 15, 2006, File No. 001-32227)*

10.14
Form of 2004 Stock Plan Non-Employee Director Stock Option Agreement (2010) (incorporated by reference from Exhibit 10.1 of our Quarterly Report on Form 10-Q, filed on July 30, 2010, File No. 001-32227)*

10.15	Form of Indemnification Agreement (incorporated by reference from Exhibit 10.18 of our Registration Statement on Form S-1, filed on March 23, 2004, Registration No. 333-113835)*

10.16	Summary of Non-Employee Director Compensation (incorporated by reference from the section titled “Director Compensation” in our Proxy Statement for the 2014 Annual Meeting of Shareholders)*

10.17	Summary of Named Executive Officer Compensation (incorporated by reference from the section titled “Executive Compensation” in our Proxy Statement for the 2014 Annual Meeting of Shareholders)*

10.18
Amended and Restated Lease Agreement with Option to Purchase dated April 26, 2005, between Ohio County Development Authority and Cabela's Wholesale, Inc. (incorporated by reference from Exhibit 10.29 of our Annual Report on Form 10-K, filed on March 1, 2006, File No. 001-32227)

10.19	Cabela's Incorporated Performance Bonus Plan (incorporated by reference from Exhibit 10 of our Current Report on Form 8-K, filed on February 19, 2008, File No. 001-32227)*

10.20
Form of Proprietary Matters Agreement (executed by Thomas L. Millner, Dennis Highby, Brian J. Linneman, Charles Baldwin, Michael Copeland, Douglas R. Means, and Scott K. Williams) (incorporated by reference from Exhibit 10.3 of our Current Report on Form 8-K, filed on March 6, 2009, File No. 001-32227)*

10.21
Form of Proprietary Matters Agreement - World's Foremost Bank (executed by Ralph W. Castner and Sean Baker) (incorporated by reference from Exhibit 10.4 of our Current Report on Form 8-K, filed on March 6, 2009, File No. 001-32227)*

10.22
Stock Option Agreement dated March 13, 2009, between Cabela's Incorporated and Thomas L. Millner (incorporated by reference from Exhibit 10.3 of our Current Report on Form 8-K, filed on March 19, 2009, File No. 001-32227)*

10.23
Proprietary Matters Agreement dated March 13, 2009, between Cabela's Incorporated and Thomas L. Millner (incorporated by reference from Exhibit 10.4 of our Current Report on Form 8-K, filed on March 19, 2009, File No. 001-32227)*

10.24
Executive Employment Agreement dated March 18, 2009, between Cabela's Incorporated and Dennis Highby (incorporated by reference from Exhibit 10.7 of our Current Report on Form 8-K, filed on March 19, 2009, File No. 001-32227)*

10.25
Form of 2009 Amended and Restated Management Change of Control Severance Agreement (incorporated by reference from Exhibit 10.2 of our Current Report on Form 8-K, filed on December 17, 2009, File No. 001-32227)*

10.26
Form of 2009 Amended and Restated Management Change of Control Severance Agreement (World's Foremost Bank) (incorporated by reference from Exhibit 10.3 of our Current Report on Form 8-K, filed on December 17, 2009, File No. 001-32227)*

10.27
Credit Agreement dated as of November 2, 2011, among Cabela's Incorporated, various lenders party thereto, and U. S. Bank National Association, as Administrative Agent (incorporated by reference from Exhibit 10.1 of our Current Report on Form 8-K, filed on November 8, 2011, File No. 001-32227)

10.28
Guaranty dated as of November 2, 2011, among certain subsidiaries of Cabela's Incorporated and U.S. Bank National Association, as Administrative Agent (incorporated by reference from Exhibit 10.2 of our Current Report on Form 8-K, filed on November 8, 2011, File No. 001-32227)

10.29	Cabela's Incorporated 2013 Stock Plan (incorporated by reference to Appendix C to our Proxy Statement on Schedule 14A, filed on April 23, 2013, File No. 001-32227)*

10.30	Cabela's Incorporated 2013 Performance Bonus Plan (incorporated by reference to Appendix E to our Proxy Statement on Schedule 14A, filed on April 23, 2013, File No. 001-32227)*

21.1	Subsidiaries of Cabela’s Incorporated

23.1	Consent of Deloitte & Touche LLP

24.1	Powers of Attorney

31.1	Certification of CEO Pursuant to Rule 13a-14(a) under the Exchange Act

31.2	Certification of CFO Pursuant to Rule 13a-14(a) under the Exchange Act

32.1	Certifications Pursuant to 18 U.S.C. Section 1350

101.INS	XBRL Instance Document	Filed with this report.

101.SCH	XBRL Taxonomy Extension Schema Document	Submitted electronically with this report.

101.CAL	XBRL Taxonomy Calculation Linkbase Document	Submitted electronically with this report.

101.LAB	XBRL Taxonomy Label Linkbase Document	Submitted electronically with this report.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Submitted electronically with this report.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Submitted electronically with this report.
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

CABELA’S INCORPORATED

Dated:	February 20, 2014	By:	/s/ Thomas L. Millner
Thomas L. Millner
President and Chief Executive Officer
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Thomas L. Millner	President, Chief Executive Officer, and Director (Principal Executive Officer)	February 20, 2014
Thomas L. Millner

/s/ Ralph W. Castner	Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	February 20, 2014
Ralph W. Castner

*	Chairman of the Board and Director	February 20, 2014
James W. Cabela

*	Vice Chairman of the Board and Director	February 20, 2014
Dennis Highby

*	Director	February 20, 2014
Theodore M. Armstrong

*	Director	February 20, 2014
John H. Edmondson

*	Director	February 20, 2014
John Gottschalk

*	Director	February 20, 2014
Reuben Mark

*	Director	February 20, 2014
Michael R. McCarthy

*	Director	February 20, 2014
Donna M. Milrod

*	Director	February 20, 2014
Beth M. Pritchard

* By:	/s/ Thomas L. Millner	February 20, 2014
Thomas L. Millner
Attorney-in-Fact