Form 10-Q
period 2014-03-29
CABELAS INC
filed 2014-04-24
CIK 1267130

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 29, 2014
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
Common stock, $0.01 par value: 71,021,692 shares as of April 21, 2014

CABELA'S INCORPORATED

FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED MARCH 29, 2014

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

CABELA'S INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Dollars in Thousands Except Earnings Per Share)
(Unaudited)
	Three Months Ended
	March 29, 2014	March 30, 2013
Revenue:
Merchandise sales	$620,197	$711,713
Financial Services revenue	98,578	85,772
Other revenue	7,048	5,012
Total revenue	725,823	802,497
Cost of revenue:
Merchandise costs (exclusive of depreciation and amortization)	406,643	458,627
Cost of other revenue	1,322	68
Total cost of revenue (exclusive of depreciation and amortization)	407,965	458,695

Selling, distribution, and administrative expenses	277,005	264,687

Operating income	40,853	79,115

Interest expense, net	(3,685)	(5,356)
Other non-operating income, net	2,102	1,539

Income before provision for income taxes	39,270	75,298
Provision for income taxes	13,521	25,451
Net income	$25,749	$49,847

Earnings per basic share	$0.36	$0.71
Earnings per diluted share	$0.36	$0.70

Basic weighted average shares outstanding	70,766,568	70,157,744
Diluted weighted average shares outstanding	71,758,033	71,372,824

Refer to notes to unaudited condensed consolidated financial statements.

CABELA'S INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In Thousands)
(Unaudited)
	Three Months Ended
	March 29, 2014	March 30, 2013

Net income	$25,749	$49,847
Other comprehensive income (loss):
Unrealized gain on economic development bonds, net of taxes of $1,103 and $402	1,847	685
Cash flow hedges	—	1
Foreign currency translation adjustments	(3,617)	(246)
Total other comprehensive income (loss)	(1,770)	440
Comprehensive income	$23,979	$50,287

Refer to notes to unaudited condensed consolidated financial statements.

CABELA'S INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands Except Par Values)
(Unaudited)
	March 29, 2014	December 28, 2013	March 30, 2013
ASSETS
CURRENT
Cash and cash equivalents	$484,586	$199,072	$363,747
Restricted cash of the Trust	24,609	23,191	19,401
Accounts receivable, net	27,959	42,868	26,826
Credit card loans (includes restricted credit card loans of the Trust of $3,726,122, $3,956,230, and $3,375,103), net of allowance for loan losses of $51,010, $53,110, and $64,700	3,698,529	3,938,630	3,334,619
Inventories	742,021	644,883	613,065
Prepaid expenses and other current assets	92,650	90,438	147,782
Income taxes receivable and deferred income taxes	58,229	47,430	46,954
Total current assets	5,128,583	4,986,512	4,552,394
Property and equipment, net	1,366,298	1,287,545	1,074,169
Economic development bonds	80,056	78,504	84,463
Other assets	43,689	44,303	49,211
Total assets	$6,618,626	$6,396,864	$5,760,237

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT
Accounts payable, including unpresented checks of $26,824, $22,717, and $41,442	$250,181	$261,200	$388,286
Gift instrument, credit card rewards, and loyalty rewards programs	277,185	291,444	248,902
Accrued expenses	123,723	204,073	126,899
Time deposits	212,141	297,645	355,722
Current maturities of secured variable funding obligations of the Trust	—	50,000	—
Current maturities of secured long-term obligations of the Trust	255,000	—	—
Current maturities of long-term debt	8,422	8,418	8,406
Deferred income taxes, current	757	—	—
Total current liabilities	1,127,409	1,112,780	1,128,215
Long-term time deposits	728,000	771,717	613,645
Secured long-term obligations of the Trust	2,452,250	2,452,250	2,154,750
Long-term debt, less current maturities	540,587	322,647	319,923
Deferred income taxes	7,346	3,118	14,669
Other long-term liabilities	131,090	128,018	100,395

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Preferred stock, $0.01 par value; Authorized – 10,000,000 shares; Issued – none	—	—	—
Common stock, $0.01 par value:
Class A Voting, Authorized – 245,000,000 shares
Issued – 71,009,175, 70,630,866, and 70,545,558 shares
Outstanding – 71,009,175, 70,630,866, and 70,494,063 shares	710	706	705
Additional paid-in capital	348,162	346,535	338,465
Retained earnings	1,286,566	1,260,817	1,086,274
Accumulated other comprehensive income (loss)	(3,494)	(1,724)	5,982
Treasury stock, at cost – 51,495 shares at March 30, 2013	—	—	(2,786)
Total stockholders’ equity	1,631,944	1,606,334	1,428,640
Total liabilities and stockholders’ equity	$6,618,626	$6,396,864	$5,760,237
Refer to notes to unaudited condensed consolidated financial statements.

CABELA'S INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(Unaudited)
	Three Months Ended
	March 29, 2014	March 30, 2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$25,749	$49,847
Adjustments to reconcile net income to net cash flows by operating activities:
Depreciation and amortization	26,073	21,092
Stock-based compensation	4,064	3,493
Deferred income taxes	6,240	2,527
Provision for loan losses	12,714	12,775
Other, net	3,003	(347)
Change in operating assets and liabilities, net:
Accounts receivable	14,671	19,012
Credit card loans originated from internal operations, net	72,910	58,972
Inventories	(98,390)	(60,490)
Prepaid expenses and other current assets	(3,304)	(15,356)
Accounts payable and accrued expenses	(96,263)	31,308
Gift instrument, credit card rewards, and loyalty rewards programs	(14,042)	(13,751)
Other long-term liabilities	3,653	5,051
Income taxes receivable	(13,136)	8,379
Net cash (used in) provided by operating activities	(56,058)	122,512

CASH FLOWS FROM INVESTING ACTIVITIES:
Property and equipment additions	(110,889)	(64,984)
Change in credit card loans originated externally, net	154,477	91,106
Proceeds from retirement and maturity of economic development bonds	1,398	1,665
Change in restricted cash of the Trust, net	(1,418)	(2,109)
Other investing changes, net	(145)	(108)
Net cash provided by investing activities	43,423	25,570

CASH FLOWS FROM FINANCING ACTIVITIES:
Change in unpresented checks net of bank balances	4,107	12,514
Change in time deposits, net	(129,221)	(78,651)
Borrowings on secured obligations of the Trust	265,000	907,250
Repayments on secured obligations of the Trust	(60,000)	(905,000)
Borrowings on revolving credit facilities and inventory financing	509,208	67,732
Repayments on revolving credit facilities and inventory financing	(278,914)	(67,772)
Payments on long-term debt	(8,210)	(8,206)
Exercise of employee stock options and employee stock purchase plan issuances, net	(4,021)	(128)
Excess tax benefits from exercise of employee stock options	1,791	3,084
Purchase of treasury stock	—	(3,906)
Other financing changes, net	(1)	(2)
Net cash provided by (used in) financing activities	299,739	(73,085)

Effect of exchange rates on cash and cash equivalents	(1,590)	—

Net change in cash and cash equivalents	285,514	74,997
Cash and cash equivalents, at beginning of period	199,072	288,750
Cash and cash equivalents, at end of period	$484,586	$363,747
Refer to notes to unaudited condensed consolidated financial statements.

CABELA'S INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Dollars in Thousands)
(Unaudited)
	Common Stock Shares	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total

Balance, beginning of 2013	70,545,558	$705	$351,161	$1,036,427	$5,542	$(17,856)	$1,375,979
Net income	—	—	—	49,847	—	—	49,847
Other comprehensive income	—	—	—	—	440	—	440
Common stock repurchased	—	—	—	—	—	(3,906)	(3,906)
Stock-based compensation	—	—	3,324	—	—	—	3,324
Exercise of employee stock options and tax withholdings on share-based payment awards	—	—	(19,104)	—	—	18,976	(128)
Excess tax benefit on employee stock option exercises	—	—	3,084	—	—	—	3,084
Balance at March 30, 2013	70,545,558	$705	$338,465	$1,086,274	$5,982	$(2,786)	$1,428,640

Balance, beginning of 2014	70,630,866	$706	$346,535	$1,260,817	$(1,724)	$—	$1,606,334
Net income	—	—	—	25,749	—	—	25,749
Other comprehensive loss	—	—	—	—	(1,770)	—	(1,770)
Stock-based compensation	—	—	3,861	—	—	—	3,861
Exercise of employee stock options and tax withholdings on share-based payment awards	378,309	4	(4,025)	—	—	—	(4,021)
Excess tax benefit on employee stock option exercises	—	—	1,791	—	—	—	1,791
Balance at March 29, 2014	71,009,175	$710	$348,162	$1,286,566	$(3,494)	$—	$1,631,944
Refer to notes to unaudited condensed consolidated financial statements.

CABELA'S INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands Except Share and Per Share Amounts)
(Unaudited)

1.    MANAGEMENT REPRESENTATIONS

Principles of Consolidation – The condensed consolidated financial statements included herein are unaudited and have been prepared by management of Cabela's Incorporated and its wholly-owned subsidiaries (“Cabela's,” “Company,” “we,” or “our”) pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. The Company's condensed consolidated balance sheet as of December 28, 2013, was derived from the Company's audited consolidated balance sheet as of that date. All other condensed consolidated financial statements contained herein are unaudited and reflect all adjustments which are, in the opinion of management, necessary to summarize fairly our financial position and results of operations, comprehensive income, and cash flows for the periods presented. All of these adjustments are of a normal recurring nature. All intercompany accounts and transactions have been eliminated in consolidation.

Cabela's wholly-owned bank subsidiary, World's Foremost Bank ("WFB," "Financial Services segment," or "Cabela's CLUB"), is the primary beneficiary of the Cabela's Master Credit Card Trust and related entities (collectively referred to as the “Trust”) under the guidance of Accounting Standards Codification ("ASC") Topics 810, Consolidations, and 860, Transfers and Servicing. Accordingly, the Trust was consolidated for all reporting periods of Cabela's in this report. As the servicer and the holder of retained interests in the Trust, WFB has the powers to direct the activities that most significantly impact the Trust's economic performance and the right to receive significant benefits or obligations to absorb significant losses of the Trust. The credit card loans of the Trust are recorded as restricted credit card loans and the liabilities of the Trust are recorded as secured obligations.
Because of the seasonal nature of the Company's operations, results of operations of any single reporting period should not be considered as indicative of results for a full year. These condensed consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements for the fiscal year ended December 28, 2013.

Cash and Cash Equivalents – Cash and cash equivalents of the Financial Services segment were $421,575, $94,112, and $281,705 at March 29, 2014, December 28, 2013, and March 30, 2013, respectively. Due to regulatory restrictions on WFB, the Company cannot use WFB's cash for non-banking operations.

Reporting Periods – Unless otherwise stated, the fiscal periods referred to in the notes to these condensed consolidated financial statements are the 13 weeks ended March 29, 2014 (“three months ended March 29, 2014”), the 13 weeks ended March 30, 2013 (“three months ended March 30, 2013”), and the 52 weeks ended December 28, 2013 ("year ended 2013"). WFB follows a calendar fiscal period and, accordingly, the respective three month periods ended on March 31, 2014 and 2013, and the fiscal year ended on December 31, 2013.

CABELA'S INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands Except Share and Per Share Amounts)
(Unaudited)

2.    CABELA'S MASTER CREDIT CARD TRUST

The Financial Services segment utilizes the Trust for the purpose of routinely securitizing credit card loans and issuing beneficial interests to investors. The Trust issues variable funding facilities and long-term notes (collectively referred to herein as "secured obligations of the Trust" in this report), each of which has an undivided interest in the assets of the Trust. The Financial Services segment also owns notes issued by the Trust from some of the securitizations, which in some cases may be subordinated to other notes issued.

The following table presents the components of the consolidated assets and liabilities of the Trust at the periods ended:

	March 29, 2014	December 28, 2013	March 30, 2013
Consolidated assets:
Restricted credit card loans, net of allowance of $50,840, $52,820, and $64,440	$3,675,282	$3,903,410	$3,310,663
Restricted cash	24,609	23,191	19,401
Total	$3,699,891	$3,926,601	$3,330,064

Consolidated liabilities:
Secured variable funding obligations	$—	$50,000	$—
Secured long-term obligations	2,707,250	2,452,250	2,154,750
Interest due to third party investors	1,898	1,904	1,978
Total	$2,709,148	$2,504,154	$2,156,728

3.    CREDIT CARD LOANS AND ALLOWANCE FOR LOAN LOSSES

The following table reflects the composition of the credit card loans at the periods ended:

	March 29, 2014	December 28, 2013	March 30, 2013

Restricted credit card loans of the Trust (restricted for repayment of secured obligations of the Trust)	$3,726,122	$3,956,230	$3,375,103
Unrestricted credit card loans	18,379	29,619	19,006
Total credit card loans	3,744,501	3,985,849	3,394,109
Allowance for loan losses	(51,010)	(53,110)	(64,700)
Deferred credit card origination costs	5,038	5,891	5,210
Credit card loans, net	$3,698,529	$3,938,630	$3,334,619

CABELA'S INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands Except Share and Per Share Amounts)
(Unaudited)

Allowance for Loan Losses:
The following table reflects the activity in the allowance for loan losses by credit card segment for the periods presented:

	Three Months Ended
	March 29, 2014			March 30, 2013
	Credit Card Loans	Restructured Credit Card Loans	Total Credit Card Loans	Credit Card Loans	Restructured Credit Card Loans	Total Credit Card Loans

Balance, beginning of period	$44,660	$8,450	$53,110	$42,600	$23,000	$65,600
Provision for loan losses	9,967	2,747	12,714	12,688	87	12,775

Charge-offs	(15,911)	(4,054)	(19,965)	(15,008)	(3,292)	(18,300)
Recoveries	4,074	1,077	5,151	3,420	1,205	4,625
Net charge-offs	(11,837)	(2,977)	(14,814)	(11,588)	(2,087)	(13,675)
Balance, end of period	$42,790	$8,220	$51,010	$43,700	$21,000	$64,700
Credit Quality Indicators, Delinquent, and Non-Accrual Loans:

The Financial Services segment uses the scores of Fair Isaac Corporation (“FICO”), a widely-used tool for assessing an individual's credit rating, as the primary credit quality indicator, with the risk of loss increasing as an individual's FICO score decreases.

The table below provides information on current, non-accrual, past due, and restructured credit card loans by class using the respective quarter FICO score at the periods ended:

March 29, 2014:	FICO Score of Credit Card Loans Segment			Restructured Credit Card Loans Segment (1)
	691 and Below	692 - 758	759 and Above		Total
Credit card loan status:
Current	$541,421	$1,244,910	$1,862,740	$34,033	$3,683,104
1 to 29 days past due	15,686	9,828	9,021	3,080	37,615
30 to 59 days past due	6,396	1,112	514	1,603	9,625
60 or more days past due	11,212	154	22	2,769	14,157
Total past due	33,294	11,094	9,557	7,452	61,397
Total credit card loans	$574,715	$1,256,004	$1,872,297	$41,485	$3,744,501

90 days or more past due and still accruing	$6,075	$12	$2	$1,115	$7,204
Non-accrual	—	—	—	5,431	5,431

CABELA'S INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands Except Share and Per Share Amounts)
(Unaudited)

December 28, 2013:	FICO Score of Credit Card Loans Segment			Restructured Credit Card Loans Segment (1)
	691 and Below	692 - 758	759 and Above		Total
Credit card loan status:
Current	$527,202	$1,299,982	$2,047,424	$34,444	$3,909,052
1 to 29 days past due	20,702	13,421	12,953	3,962	51,038
30 to 59 days past due	7,013	1,229	296	1,641	10,179
60 or more days past due	12,445	184	31	2,920	15,580
Total past due	40,160	14,834	13,280	8,523	76,797
Total credit card loans	$567,362	$1,314,816	$2,060,704	$42,967	$3,985,849

90 days or more past due and still accruing	$6,637	$36	$17	$1,381	$8,071
Non-accrual	—	—	—	5,381	5,381

March 30, 2013:	FICO Score of Credit Card Loans Segment			Restructured Credit Card Loans Segment (1)
	691 and Below	692 - 758	759 and Above		Total
Credit card loan status:
Current	$468,960	$1,116,527	$1,706,368	$42,705	$3,334,560
1 to 29 days past due	14,556	9,253	8,700	3,754	36,263
30 to 59 days past due	6,198	991	202	1,683	9,074
60 or more days past due	11,001	151	14	3,046	14,212
Total past due	31,755	10,395	8,916	8,483	59,549
Total credit card loans	$500,715	$1,126,922	$1,715,284	$51,188	$3,394,109

90 days or more past due and still accruing	$5,862	$22	$4	$1,370	$7,258
Non-accrual	—	—	—	6,052	6,052

(1)	Specific allowance for loan losses of $8,220 at March 29, 2014, $8,450 at December 28, 2013, and $21,000 at March 30, 2013, are included in allowance for loan losses.

CABELA'S INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands Except Share and Per Share Amounts)
(Unaudited)

4.     SECURITIES

Economic development bonds, which are classified as available-for-sale, consisted of the following at the periods ended:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

March 29, 2014	$69,674	$10,382	$—	$80,056

December 28, 2013	$71,072	$7,432	$—	$78,504

March 30, 2013	$72,880	$11,765	$(182)	$84,463

The carrying value and fair value of these securities classified by estimated maturity based on expected future cash flows at March 29, 2014, were as follows:

	Amortized Cost	Fair Value

For the nine months ending December 27, 2014	$1,932	$2,400
For the fiscal years ending:
2015	2,244	2,792
2016	2,690	3,292
2017	2,617	3,161
2018	3,074	3,660
2019 - 2023	23,069	26,877
2024 and thereafter	34,048	37,874
Totals	$69,674	$80,056
Interest earned on the securities totaled $1,007 and $1,036 in the three months ended March 29, 2014, and March 30, 2013, respectively. There were no realized gains or losses on these securities in the three months ended March 29, 2014, or March 30, 2013.

CABELA'S INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands Except Share and Per Share Amounts)
(Unaudited)

5.    BORROWINGS OF FINANCIAL SERVICES SEGMENT

The Trust issues fixed and floating (variable) rate term securitizations, which are considered secured obligations backed by restricted credit card loans. A summary of the secured fixed and variable rate long-term obligations of the Trust by series, the expected maturity dates, and the respective weighted average interest rates are presented in the following tables at the periods ended:

March 29, 2014:
Series	Expected Maturity Date	Fixed Rate Obligations	Interest Rate	Variable Rate Obligations	Interest Rate	Total Obligations	Interest Rate

Series 2010-I	January 2015	$—	—%	$255,000	1.61%	$255,000	1.61%
Series 2010-II	September 2015	127,500	2.29	85,000	0.86	212,500	1.72
Series 2011-II	June 2016	155,000	2.39	100,000	0.76	255,000	1.75
Series 2011-IV	October 2016	165,000	1.90	90,000	0.71	255,000	1.48
Series 2012-I	February 2017	275,000	1.63	150,000	0.69	425,000	1.30
Series 2012-II	June 2017	300,000	1.45	125,000	0.64	425,000	1.21
Series 2013-I	February 2023	327,250	2.71	—	—	327,250	2.71
Series 2013-II	August 2018	100,000	2.17	197,500	0.81	297,500	1.26
Series 2014-I	March 2017	—	—	255,000	0.53	255,000	0.53

Secured long-term obligations of the Trust		1,449,750		1,257,500		2,707,250
Less current maturities		—		(255,000)		(255,000)
Secured long-term obligations of the Trust, less current maturities		$1,449,750		$1,002,500		$2,452,250

December 28, 2013:
Series	Expected Maturity Date	Fixed Rate Obligations	Interest Rate	Variable Rate Obligations	Interest Rate	Total Obligations	Interest Rate

Series 2010-I	January 2015	$—	—%	$255,000	1.62%	$255,000	1.62%
Series 2010-II	September 2015	127,500	2.29	85,000	0.87	212,500	1.72
Series 2011-II	June 2016	155,000	2.39	100,000	0.77	255,000	1.75
Series 2011-IV	October 2016	165,000	1.90	90,000	0.72	255,000	1.48
Series 2012-I	February 2017	275,000	1.63	150,000	0.70	425,000	1.30
Series 2012-II	June 2017	300,000	1.45	125,000	0.65	425,000	1.21
Series 2013-I	February 2023	327,250	2.71	—	—	327,250	2.71
Series 2013-II	August 2018	100,000	2.17	197,500	0.82	297,500	1.27

Secured long-term obligations of the Trust		$1,449,750		$1,002,500		$2,452,250

CABELA'S INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands Except Share and Per Share Amounts)
(Unaudited)

March 30, 2013:
Series	Expected Maturity Date	Fixed Rate Obligations	Interest Rate	Variable Rate Obligations	Interest Rate	Total Obligations	Interest Rate

Series 2010-I	January 2015	$—	—%	$255,000	1.65%	$255,000	1.65%
Series 2010-II	September 2015	127,500	2.29	85,000	0.90	212,500	1.74
Series 2011-II	June 2016	155,000	2.39	100,000	0.80	255,000	1.77
Series 2011-IV	October 2016	165,000	1.90	90,000	0.75	255,000	1.50
Series 2012-I	February 2017	275,000	1.63	150,000	0.73	425,000	1.31
Series 2012-II	June 2017	300,000	1.45	125,000	0.68	425,000	1.22
Series 2013-I	February 2023	327,250	2.71	—	—	327,250	2.71

Secured long-term obligations of the Trust		$1,349,750		$805,000		$2,154,750

The Trust sold asset-backed notes of $300,000 (Series 2014-I) on March 25, 2014. The Series 2014-I securitization transaction included the issuance of $255,000 Class A notes and three subordinated classes of notes in the aggregate principal amount of $45,000. The Financial Services segment retained each of the subordinated classes of notes which were eliminated in the preparation of our condensed consolidated financial statements. Each class of notes issued in the Series 2014-I securitization transaction has an expected life of approximately three years and a contractual maturity of approximately six years. This securitization transaction will be used to fund the growth in restricted credit card loans.
The Trust also issues variable funding facilities which are considered secured obligations backed by restricted credit card loans. The Trust renewed one of its variable funding facilities on March 27, 2014, for an additional three years and increased the commitment from $350,000 to $500,000. At March 29, 2014, the Trust had three variable funding facilities with $1,025,000 in total capacity and no amounts outstanding. The variable funding facilities are scheduled to mature in March of 2015, 2016, and 2017. Each of these variable funding facilities includes an option to renew subject to certain terms and conditions. Variable rate note interest is priced at a benchmark rate, London Interbank Offered Rate, or commercial paper rate, plus a spread, which ranges from 0.50% to 0.85%. The variable rate notes provide for a fee ranging from 0.25% to 0.40% on the unused portion of the facilities. During the three months ended March 29, 2014, and March 30, 2013, the daily average balance outstanding on these notes was $4,222 and $91,444, with a weighted average interest rate of 0.75% and 0.77%, respectively.

The Financial Services segment has unsecured federal funds purchase agreements with two financial institutions. The maximum amount that can be borrowed is $85,000. There were no amounts outstanding at March 29, 2014, December 28, 2013, or March 30, 2013. During the three months ended March 29, 2014, there was no daily average balance outstanding. During the three months ended March 30, 2013, the daily average balance outstanding was $27 with a weighted average rate of 0.75%.

CABELA'S INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands Except Share and Per Share Amounts)
(Unaudited)

6.     LONG-TERM DEBT AND CAPITAL LEASES

Long-term debt, including revolving credit facilities and capital leases, consisted of the following at the periods ended:

	March 29, 2014	December 28, 2013	March 30, 2013

Unsecured $415 million revolving credit facility	$229,086	$2,932	$—
Unsecured notes due 2016 with interest at 5.99%	215,000	215,000	215,000
Unsecured senior notes due 2017 with interest at 6.08%	60,000	60,000	60,000
Unsecured senior notes due 2015-2018 with interest at 7.20%	32,572	40,714	40,714
Unsecured $20 million Canadian revolving credit facility	—	—	—
Capital lease obligations payable through 2036	12,351	12,419	12,615
Total debt	549,009	331,065	328,329
Less current portion of debt	(8,422)	(8,418)	(8,406)
Long-term debt, less current maturities	$540,587	$322,647	$319,923

The Company has a credit agreement providing for a $415,000 revolving credit facility that expires on November 2, 2016. The unsecured $415,000 revolving credit facility permits the issuance of letters of credit up to $100,000 and swing line loans up to $20,000. This credit facility may be increased to $500,000 subject to certain terms and conditions. During the three months ended March 29, 2014, and March 30, 2013, the daily average principal balance outstanding on the lines of credit was $7,712 and $1,621, respectively, and the weighted average interest rate was 1.67% and 1.45%, respectively. Letters of credit and standby letters of credit totaling $24,578 and $24,694 were outstanding at March 29, 2014, and March 30, 2013, respectively. The daily average outstanding amount of total letters of credit during the three months ended March 29, 2014, and March 30, 2013, was $14,201 and $16,469, respectively.
The Company also has an unsecured $20,000 Canadian ("CAD") revolving credit facility for its operations in Canada. Borrowings are payable on demand with interest payable monthly. This credit facility permits the issuance of letters of credit up to $10,000 CAD in the aggregate, which reduces the overall available credit limit.

At March 29, 2014, the Company was in compliance with the financial covenant requirements of its $415,000 credit agreement with a fixed charge coverage ratio of 8.98 to 1 (minimum requirement is 2.00 to 1), a leverage ratio of 1.03 to 1 (requirement is no more than 3.00 to 1), and a consolidated net worth that was $535,203 in excess of the minimum. At March 29, 2014, the Company was in compliance with all financial covenants under its credit agreements and unsecured notes. We anticipate that we will continue to be in compliance with all financial covenants under our credit agreements and unsecured notes through at least the next 12 months.

CABELA'S INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands Except Share and Per Share Amounts)
(Unaudited)

7.     INCOME TAXES

A reconciliation of the statutory federal income tax rate to the effective income tax rate was as follows for the periods presented.

	Three Months Ended
	March 29, 2014	March 30, 2013

Statutory federal rate	35.0%	35.0%
State income taxes, net of federal tax benefit	1.7	1.4
Other nondeductible items	0.3	0.1
Tax exempt interest income	(0.5)	(0.4)
Rate differential on foreign income	(0.7)	(2.3)
Change in unrecognized tax benefits	(1.4)	0.4
Other, net	—	(0.4)
Effective income tax rate	34.4%	33.8%
As of March 29, 2014, cash and cash equivalents held by our foreign subsidiaries totaled $59,686. Our intent is to permanently reinvest these funds outside the United States for capital expansion. Based on the Company's current projected capital needs and the current amount of cash and cash equivalents held by our foreign subsidiaries, we do not anticipate incurring any material tax costs beyond our accrued tax position in connection with any repatriation, but we may be required to accrue for unanticipated additional tax costs in the future if our expectations or the amount of cash held by our foreign subsidiaries change.
The Company paid a total sum of $53,418 in prior periods as deposits for federal taxes related to prior period uncertain tax positions in 2012 and 2011. The deposits were classified as a current asset netted within income taxes receivable and deferred income taxes in the condensed consolidated balance sheet.

The Company's tax years 2007 through 2011 are under examination by the Internal Revenue Service ("IRS"). In late 2012, the IRS issued a revenue agent report summarizing its determination of the adjustments required to the 2007 and 2008 income tax returns. We disagree with the adjustments made by the IRS in their revenue agent report and are currently appealing the adjustments. We expect the appeals process for the 2007 and 2008 tax years to be completed within the next 12 months. We do not expect the examination and related appeal for the 2009, 2010, and 2011 tax years to be completed within the next 12 months. We have reserved for potential adjustments for income taxes that may result from examinations by the tax authorities, and we believe that the final outcome of these examinations or agreements will not have a material effect on the Company's financial condition, results of operations, or cash flows.
The balance of unrecognized tax benefits, classified as other long-term liabilities in the condensed consolidated balance sheet, totaled $66,996, $64,800, and $40,968 at March 29, 2014, December 28, 2013, and March 30, 2013, respectively. The changes comparing the respective periods were due primarily to our assessments of uncertain tax positions related to prior period tax positions. Since the Company is routinely under audit by various taxing authorities, and the Company expects to resolve the tax issues at appeals for the 2007 and 2008 examination years in 2014, it is reasonably possible that the amount of unrecognized tax benefits will change during the next 12 months. However, we do not expect the change, if any, to have a material effect on the Company's consolidated financial condition or results of operations within the next 12 months.

CABELA'S INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands Except Share and Per Share Amounts)
(Unaudited)

8.     COMMITMENTS AND CONTINGENCIES

The Company leases various buildings, computer and other equipment, and storage space under operating leases which expire on various dates through January 2041. Rent expense on these leases as well as other month to month rentals was $4,148 in the three months ended March 29, 2014, compared to $3,392 in the three months ended March 30, 2013.
The following is a schedule of future minimum rental payments under operating leases at March 29, 2014:

For the nine months ending December 27, 2014	$13,802
For the fiscal years ending:
2015	21,808
2016	21,719
2017	21,313
2018	27,807
Thereafter	285,993
$392,442
The Company leases 15 of its retail store sites. Certain of these leases include tenant allowances that are amortized over the life of the lease. The Company received no tenant allowances in the three months ended March 29, 2014, but received $4,200 in tenant allowances during the three months ended March 30, 2013. The Company expects to receive $3,500 in tenant allowances under leases during 2014. Certain leases require the Company to pay contingent rental amounts based on a percentage of sales, in addition to real estate taxes, insurance, maintenance, and other operating expenses associated with the leased premises. These leases have terms which include renewal options ranging from 10 to 70 years.

The Company has entered into real estate purchase, construction, and/or economic incentive agreements for various new retail store site locations. At March 29, 2014, the Company estimated it had total cash commitments of approximately $478,400 outstanding for projected expenditures related to the development, construction, and completion of new retail stores and a new distribution center. This amount excludes any estimated costs associated with new stores where the Company does not have a commitment as of March 29, 2014. We expect to fund these estimated capital expenditures over the next 12 months with cash generated from operations and borrowings.
Under various grant programs, state or local governments provide funding for certain costs associated with developing and opening a new retail store. The Company generally receives grant funding in exchange for commitments, such as assurance of agreed employment and wage levels at the retail store or that the retail store will remain open, made by the Company to the state or local government providing the funding. The commitments typically phase out over approximately five to 10 years. If the Company failed to maintain the commitments during the applicable period, the funds received may have to be repaid or other adverse consequences may arise, which could affect the Company's cash flows and profitability. At March 29, 2014, the total amount of grant funding subject to a specific contractual remedy was $44,465. No grant funding was received in the three months ended March 29, 2014. At March 29, 2014, December 28, 2013, and March 30, 2013, the amount the Company had recorded in liabilities in the condensed consolidated balance sheets relating to these grants was $23,240, $22,536, and $6,999, respectively.

The Company operates an open account document instructions program, which provides for Cabela's-issued letters of credit. We had obligations to pay participating vendors $77,795, $48,409, and $62,079 at March 29, 2014, December 28, 2013, and March 30, 2013, respectively.

CABELA'S INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands Except Share and Per Share Amounts)
(Unaudited)

The Financial Services segment enters into financial instruments with off-balance sheet risk in the normal course of business through the origination of unsecured credit card loans. Unsecured credit card accounts are commitments to extend credit and totaled $25,529,000, $25,255,000, and $21,325,000 at March 29, 2014, December 28, 2013, and March 30, 2013, respectively. These commitments are in addition to any current outstanding balances of a cardholder. Unsecured credit card loans involve, to varying degrees, elements of credit risk in excess of the amount recognized in the condensed consolidated balance sheets. The principal amounts of these instruments reflect the Financial Services segment's maximum related exposure. The Financial Services segment has not experienced and does not anticipate that all customers will exercise the entire available line of credit at any given point in time. The Financial Services segment has the right to reduce or cancel the available lines of credit at any time.

Visa Litigation Settlement – In June 2005, a number of entities, each purporting to represent a class of retail merchants, sued Visa and several member banks, and other credit card associations, alleging, among other things, that Visa and its member banks violated United States antitrust laws by conspiring to fix the level of interchange fees. In July 2012, the parties to this litigation entered into a settlement agreement to resolve the claims brought by the class members. On December 13, 2013, the settlement received final court approval. The settlement agreement required, among other things, (i) the distribution to class merchants of an amount equal to 10 basis points of default interchange across all credit rate categories for a period of eight consecutive months, which otherwise would have been paid to issuers like WFB, (ii) Visa to change its rules to allow merchants to charge a surcharge on credit card transactions subject to a cap, and (iii) Visa to meet with merchant buying groups that seek to negotiate interchange rates collectively. To date, WFB has not been named as a defendant in any credit card industry lawsuits. At March 29, 2014, the remaining liability balance for this settlement was $951 compared to $4,687 at December 28, 2013, and $12,500 at March 30, 2013.
Litigation and Claims – The Company is party to various legal proceedings arising in the ordinary course of business. These actions include commercial, intellectual property, employment, regulatory, and product liability claims. Some of these actions involve complex factual and legal issues and are subject to uncertainties. The activities of WFB are subject to complex federal and state laws and regulations. WFB's regulators are authorized to conduct compliance examinations and impose penalties for violations of these laws and regulations and, in some cases, to order WFB to pay restitution. For example, the Federal Deposit Insurance Corporation ("FDIC") conducted compliance examinations in 2009, 2011, and 2013 and found that certain practices of WFB were improper. As a result of these compliance examinations, the FDIC issued consent orders and WFB was required to take corrective action and pay restitution and civil money penalties. The Company cannot predict with assurance the outcome of the actions brought against it. Accordingly, adverse developments, settlements, or resolutions may occur and have a material effect on the Company's results of operations for the period in which such development, settlement, or resolution occurs. However, the Company does not believe that the outcome of any current legal proceedings would have a material effect on its results of operations, cash flows, or financial position taken as a whole.

On January 6, 2011, the Company received a Commissioner's charge from the Chair of the U. S. Equal Employment Opportunity Commission ("EEOC") alleging that the Company has discriminated against non-Whites on the basis of their race and national origin in recruitment and hiring. Although the Company disputes these allegations, the Company recently entered into preliminary settlement negotiations with the EEOC to resolve this matter. At the present time, the Company believes that it is probable that it will incur a loss related to the EEOC matter, but given the early stage of the settlement negotiations, the lack of any specific monetary demand from the EEOC, and the ongoing nature and complexity of this matter, the Company cannot reasonably estimate any loss or range of loss that may arise from this matter. Accordingly, the Company has not accrued a liability related to the EEOC matter. Although the Company does not presently believe that the EEOC matter will have a material adverse effect on its business, given the inherent uncertainties in this situation, the Company can provide no assurance that this matter will not be material to its business in the future.

CABELA'S INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands Except Share and Per Share Amounts)
(Unaudited)

9.     STOCK-BASED COMPENSATION PLANS AND EMPLOYEE BENEFIT PLANS

Stock-Based Compensation – The Company recognized total stock-based compensation expense of $4,064 for the three months ended March 29, 2014, and $3,493 in the three months ended March 30, 2013. Compensation expense related to the Company's stock-based payment awards is recognized in selling, distribution, and administrative expenses in the condensed consolidated statements of income. At March 29, 2014, the total unrecognized deferred stock-based compensation balance for all equity awards issued, net of expected forfeitures, was $35,629, net of tax, which is expected to be amortized over a weighted average period of 3.25 years.

2013 Stock Plan – The Cabela's Incorporated 2013 Stock Plan (the "2013 Stock Plan"), which replaced the Company's 2004 Stock Plan, provides for the grant of incentive stock options, non-statutory stock options ("NSOs"), stock appreciation rights, performance stock, performance units, restricted stock, and restricted stock units to employees and consultants. Non-employee directors are eligible to receive any type of award offered under the 2013 Stock Plan except incentive stock options. Awards granted under the 2013 Stock Plan have a term of no greater than ten years from the grant date and become exercisable under the vesting schedule determined at the time of grant. As of March 29, 2014, the maximum number of shares available for awards under the 2013 Stock Plan was 3,345,770.

As of March 29, 2014, there were 2,835,494 awards outstanding under the 2004 Stock Plan and 654,230 awards outstanding under the 2013 Stock Plan. To the extent available, we will issue treasury shares for the exercise of stock options before issuing new shares.
Option Awards – On February 3, 2014, the Company granted 5,000 NSOs to a non-employee director at an exercise price of $63.60 per share. These options have an eight-year term and vest over one year. During the three months ended March 29, 2014, there were 194,905 NSOs granted to employees at an exercise price of $66.32 per share. These options have an eight-year term and vest over four years. In addition, on March 2, 2014, the Company also issued 64,000 premium-priced NSOs to its President and Chief Executive Officer at an exercise price of $76.27 (which was equal to 115% of the closing price of the Company's common stock on the New York Stock Exchange on February 28, 2014). The premium-priced NSOs vest in three equal annual installments beginning on March 2, 2017, and expire on March 2, 2022.

During the three months ended March 29, 2014, there were 210,523 options exercised. The aggregate intrinsic value of awards exercised was $14,121 and $8,104 during the three months ended March 29, 2014, and March 30, 2013, respectively. Based on the Company's closing stock price of $65.06 at March 29, 2014, the total number of in-the-money awards exercisable as of March 29, 2014, was 1,950,740.

Nonvested Stock and Stock Unit Awards – During the three months ended March 29, 2014, the Company issued 289,855 units of nonvested stock to employees at a fair value of $66.32 per unit. These nonvested stock units vest evenly over four years on the grant date anniversary based on the passage of time. On March 2, 2014, the Company also issued 51,050 units of performance-based restricted stock units to certain executives at a fair value of $66.32 per unit. These performance-based restricted stock units will begin vesting in four equal annual installments on March 2, 2015, if the performance criteria are achieved.

Employee Stock Purchase Plan – During the three months ended March 29, 2014, there were 16,928 shares issued under the Cabela's Incorporated 2013 Employee Stock Purchase Plan (the "2013 ESPP"). As of March 29, 2014, there were 1,953,257 shares of common stock authorized and available for issuance under the 2013 ESPP.

CABELA'S INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands Except Share and Per Share Amounts)
(Unaudited)

10.	STOCKHOLDERS' EQUITY AND DIVIDEND RESTRICTIONS

Retained Earnings – The most significant restrictions on the payment of dividends are contained within the covenants under the Company's revolving credit and unsecured senior notes purchase agreements. Also, Nebraska banking laws govern the amount of dividends that WFB can pay to Cabela's. At March 29, 2014, the Company had unrestricted retained earnings of $229,377 available for dividends. However, the Company has never declared or paid any cash dividends on its common stock, and does not anticipate paying any cash dividends in the foreseeable future.

Accumulated Other Comprehensive Income (Loss) – The components of accumulated other comprehensive income (loss), net of related taxes, are as follows for the periods ended:

	March 29, 2014	December 28, 2013	March 30, 2013

Accumulated net unrealized holding gains on economic development bonds	$6,529	$4,682	$7,508
Cumulative foreign currency translation adjustments	(10,023)	(6,406)	(1,526)
Total accumulated other comprehensive income (loss)	$(3,494)	$(1,724)	$5,982

Treasury Stock – The Company announced on February 13, 2014, its intent to repurchase up to 650,000 shares of its common stock in open market transactions through February 2015. There is no guarantee as to the exact number of shares that we will repurchase. During the three months ended March 29, 2014, there were no shares repurchased. There were 650,000 shares remaining to be purchased at March 29, 2014, under the February 2014 repurchase program.

The following table reconciles the Company's treasury stock activity for the periods presented.

	Three Months Ended
	March 29, 2014	March 30, 2013

Balance, beginning of period	—	492,414
Purchase of treasury stock at a cost	—	72,200
Treasury shares issued on exercise of stock options and share-based payment awards	—	(513,119)
Balance, end of period	—	51,495

CABELA'S INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands Except Share and Per Share Amounts)
(Unaudited)

11.     EARNINGS PER SHARE

The following table reconciles the weighted average number of shares utilized in the earnings per share calculations for the periods presented.

	Three Months Ended
	March 29, 2014	March 30, 2013

Common shares – basic	70,766,568	70,157,744
Effect of incremental dilutive securities:
Stock options, nonvested stock units, and employee stock purchase plans	991,465	1,215,080
Common shares – diluted	71,758,033	71,372,824

Stock options outstanding and nonvested stock units issued considered anti-dilutive excluded from calculation	650,780	—

12.     SUPPLEMENTAL CASH FLOW INFORMATION

The following table sets forth non-cash financing and investing activities and other cash flow information for the three months ended:

	March 29, 2014	March 30, 2013
Non-cash financing and investing activities:
Accrued property and equipment additions (1)	$31,021	$28,516
Depreciation adjustment reducing deferred grant income	(831)	—

Other cash flow information:
Interest paid (2)	$22,463	$18,106
Capitalized interest	(2,190)	(748)
Interest paid, net of capitalized interest	$20,273	$17,358
Income taxes paid, net of refunds	$14,046	$8,851

(1)	Accrued property and equipment additions are recognized in the condensed consolidated statements of cash flows in the period they are paid.

(2)	Includes interest from the Financial Services segment totaling $16,001 and $13,344, respectively.

CABELA'S INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands Except Share and Per Share Amounts)
(Unaudited)

13.     SEGMENT REPORTING

The Company has three reportable segments: Retail, Direct, and Financial Services. The Retail segment sells products and services through the Company's retail stores. The Direct segment sells products through our e-commerce websites (Cabelas.com and Cabelas.ca) and direct mail catalogs. The Financial Services segment issues co-branded credit cards. Revenues included in Corporate Overhead and Other are primarily made up of amounts received from outfitter services, real estate rental income, land sales, and fees earned through the Company's travel business and other complementary business services. Operating costs by segment consist primarily of:

•	labor, advertising, depreciation, and retail store related occupancy costs for the Retail segment;

•	direct marketing costs (e-commerce advertising and catalog costs) and order processing costs for the Direct segment;

•
advertising and promotion, license fees, third party services for processing credit card transactions, employee compensation and benefits, and other general and administrative costs for the Financial Services segment; and

•
unallocated shared-service costs, operations of various ancillary subsidiaries such as real estate development and travel, and segment eliminations for the Corporate Overhead and Other segment. Unallocated shared-service costs include receiving, distribution, and storage costs of inventory, merchandising, and quality assurance costs, as well as corporate headquarters occupancy costs.

Segment assets are those directly used in or clearly allocable to an operating segment’s operations. Major assets by segment include:

•
Retail segment – inventory in the retail stores, land, buildings, fixtures, and leasehold improvements, and goodwill. The balance of goodwill in the Retail segment totaled $3,184, $3,295, and $3,455 at March 29, 2014, December 28, 2013, and March 30, 2013, respectively. The change in the carrying value of goodwill between periods was due to foreign currency adjustments.

•	Direct segment – fixed assets and deferred catalog costs.

•
Financial Services segment – cash, credit card loans, restricted cash, receivables, fixtures, and other assets. Cash and cash equivalents of the Financial Services segment were $421,575, $94,112, and $281,705 at March 29, 2014, December 28, 2013, and March 30, 2013, respectively.

•
Corporate Overhead and Other segment – corporate headquarters and facilities, merchandise distribution inventory, shared technology infrastructure and related information technology systems, corporate cash and cash equivalents, economic development bonds, prepaid expenses, deferred income taxes, and other corporate long-lived assets.

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

CABELA'S INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands Except Share and Per Share Amounts)
(Unaudited)

Financial information by segment is presented in the following tables for the periods presented:

				Corporate Overhead and Other
			Financial Services
	Retail	Direct			Total
Three Months Ended March 29, 2014:
Merchandise sales	$440,781	$179,416	$—	$—	$620,197
Non-merchandise revenue:
Financial Services	—	—	98,578	—	98,578
Other	168	—	—	6,880	7,048
Total revenue	$440,949	$179,416	$98,578	$6,880	$725,823

Operating income (loss)	$52,298	$33,130	$33,102	$(77,677)	$40,853
Operating income as a percentage of revenue	11.9%	18.5%	33.6%	N/A	5.6%
Depreciation and amortization	$15,215	$1,230	$380	$9,248	$26,073
Assets	1,423,827	175,717	4,215,139	803,943	6,618,626
Property and equipment additions including accrued amounts	82,586	68	327	21,789	104,770

Three Months Ended March 30, 2013:
Merchandise sales	$486,555	$225,158	$—	$—	$711,713
Non-merchandise revenue:
Financial Services	—	—	85,772	—	85,772
Other	194	—	—	4,818	5,012
Total Revenue	$486,749	$225,158	$85,772	$4,818	$802,497

Operating income (loss)	$84,678	$44,897	$24,101	$(74,561)	$79,115
Operating income as a percentage of revenue	17.4%	19.9%	28.1%	N/A	9.9%
Depreciation and amortization	$12,353	$1,888	$374	$6,477	$21,092
Assets	1,110,761	153,407	3,760,562	735,507	5,760,237
Property and equipment additions including accrued amounts	62,008	33	214	11,232	73,487

CABELA'S INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands Except Share and Per Share Amounts)
(Unaudited)

The components and amounts of total revenue for the Financial Services segment were as follows for the periods presented:

	Three Months Ended:
	March 29, 2014	March 30, 2013

Interest and fee income	$94,219	$81,249
Interest expense	(15,886)	(13,851)
Provision for loan losses	(12,714)	(12,775)
Net interest income, net of provision for loan losses	65,619	54,623
Non-interest income:
Interchange income	82,427	77,630
Other non-interest income	755	1,283
Total non-interest income	83,182	78,913
Less: Customer rewards costs	(50,223)	(47,764)
Financial Services revenue	$98,578	$85,772
The following table sets forth the percentage of our merchandise revenue contributed by major product categories for our Retail and Direct segments and in total for the three months ended March 29, 2014, and March 30, 2013.

	Retail		Direct		Total
	2014	2013	2014	2013	2014	2013
Product Category:
Hunting Equipment	52.3%	60.2%	39.3%	47.7%	48.6%	56.3%
General Outdoors	27.2	22.5	32.3	27.2	28.7	24.0
Clothing and Footwear	20.5	17.3	28.4	25.1	22.7	19.7
Total	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

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
Level 3 is comprised of financial instruments whose fair value is estimated based on internally developed models or methodologies utilizing significant inputs that are primarily unobservable from objective sources. At March 29, 2014, the financial instruments carried on our condensed consolidated balance sheets subject to fair value measurements consisted of economic development bonds and were classified as Level 3 for valuation purposes. For the three months ended March 29, 2014, and March 30, 2013, there were no transfers in or out of Levels 1, 2, or 3.
The Company's recurring financial instruments classified as Level 3 for valuation purposes consists of economic development bonds. The table below presents changes in fair value of the economic development bonds measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the periods presented:

	Three Months Ended
	March 29, 2014	March 30, 2013

Balance, beginning of period	$78,504	$85,041
Total gains or losses:
Included in earnings - realized	—	—
Included in accumulated other comprehensive income (loss) - unrealized	2,950	1,087
Valuation adjustments	—	—
Purchases, issuances, and settlements:
Purchases	—	—
Issuances	—	—
Settlements	(1,398)	(1,665)
Total	(1,398)	(1,665)
Balance, end of period	$80,056	$84,463
Fair values of the Company's economic development bonds were estimated using discounted cash flow projection estimates. These estimates are based on available market interest rates and the estimated amounts and timing of expected future payments to be received from municipalities under tax development zones, which we consider to be unobservable inputs (Level 3). These fair values do not reflect any premium or discount that could result from offering these bonds for sale or through early redemption, or any related income tax impact. Declines in the fair value of available-for-sale economic development bonds below cost that are deemed to be other than temporary are reflected in earnings. For the three months ended March 29, 2014, and March 30, 2013, there were no other than temporary fair value adjustments of economic development bonds and no adjustments of deferred grant income related to economic development bonds.
At March 29, 2014, the Company identified one economic development bond with a carrying value of $8,019 where the actual tax revenues associated with the properties were lower than previously projected. We will continue to closely monitor the amounts and timing of projected cash flows from the properties related to this economic development bond. However, if the subject properties do not generate sufficient tax revenue, the Company may not receive all anticipated payments which may result in the Company being unable to realize the bond's full carrying value, which would result in a corresponding decrease to deferred grant income.

CABELA'S INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands Except Share and Per Share Amounts)
(Unaudited)

We evaluate the recoverability of property and equipment, other property, and goodwill and intangibles whenever indicators of impairment exist using significant unobservable inputs. This evaluation included existing store locations and future retail store sites.
On February 4, 2014, a U. S. district court (the "Court") entered a judgment against the Company in the amount of $13,625 relating to litigation regarding a breach of a retail store radius restriction. At December 28, 2013, pursuant to this judgment, the Company recognized a liability of $14,125, including an estimated amount for legal fees and costs, in its consolidated balance sheet. The Company is currently in the process of appealing the Court's ruling. On March 21, 2014, through a supplemental judgment, the Court ordered that the Company pay interest in the amount of $1,062 to the plaintiff. Therefore, at March 29, 2014, our liability relating to this judgment totaled $15,707, which included an additional amount for estimated legal fees and costs. The increase to this liability at March 29, 2014, resulted in the Company recording an increase to the carrying amount of the related retail store property through a reduction in deferred grant income by the additional amounts accrued, plus legal and other costs. The additional depreciation adjustment that reduced the deferred grant income of this retail store property at March 29, 2014, resulted in an increase in depreciation expense of $831 in the three months ended March 29, 2014. This increase in depreciation expense was included in selling, distribution, and administrative expenses in the condensed consolidated statements of income and was recorded to the Retail segment. There was no depreciation expense adjustment recognized in the three months ended March 30, 2013.
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

	March 29, 2014		December 28, 2013		March 30, 2013
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value

Financial Assets:
Credit card loans, net	$3,698,529	$3,698,529	$3,938,630	$3,938,630	$3,334,619	$3,334,619

Financial Liabilities:
Time deposits	940,141	940,058	1,069,362	1,070,831	969,367	1,032,132
Secured long-term obligations of the Trust	2,707,250	2,666,427	2,452,250	2,405,494	2,154,750	2,094,968
Long-term debt	549,009	586,356	331,065	363,848	328,329	361,648
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

•
the outcome of litigation, administrative, and/or regulatory matters (including a Commissioner's charge we received from the Chair of the U. S. Equal Employment Opportunity Commission ("EEOC") in January 2011), audits by tax authorities, and compliance examinations by the Federal Deposit Insurance Corporation ("FDIC"));

•	our ability to manage credit, liquidity, interest rate, operational, legal, regulatory capital, and compliance risks;

•	our ability to increase credit card receivables while managing credit quality;

•	our ability to securitize our credit card receivables at acceptable rates or access the deposits market at acceptable rates;

•
the impact of legislation, regulation, and supervisory regulatory actions in the financial services industry, including the Dodd-Frank Wall Street Reform and Consumer Protection Act (the "Reform Act"); and

•
other risks, relevant factors, and uncertainties identified in our filings with the Securities and Exchange Commission ("SEC") (including the information set forth in the "Risk Factors" section of our Annual Report on Form 10-K for the fiscal year ended December 28, 2013, and in Part II, Item 1A, of this report), which filings are available at the SEC's website at www.sec.gov.

Given the risks and uncertainties surrounding forward-looking statements, you should not place undue reliance on these statements. Our forward-looking statements speak only as of the date of this report. Other than as required by law, we undertake no obligation to update or revise forward-looking statements, whether as a result of new information, future events, or otherwise.

The following discussion and analysis of financial condition, results of operations, liquidity, and capital resources should be read in conjunction with our audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 28, 2013, as filed with the SEC, and our unaudited interim condensed consolidated financial statements and the notes thereto appearing elsewhere in this report. Cabela's Incorporated and its wholly-owned subsidiaries are referred to herein as "Cabela's," "Company," "we," "our," or "us."

Critical Accounting Policies and Use of Estimates

Our critical accounting policies and use of estimates utilized in the preparation of the condensed consolidated financial statements as of March 29, 2014, remain unchanged from December 28, 2013.

Cabela's®

We are a leading specialty retailer, and the world's largest direct marketer, of hunting, fishing, camping, and related outdoor merchandise. We provide a quality service to our customers who enjoy an outdoor lifestyle by supplying outdoor products through our multi-channel retail business consisting of our Retail and Direct segments. Our Retail business segment currently consists of 53 stores, including the three stores that we opened in 2014 to date located in:

•	Augusta, Georgia, on March 20, 2014,

•	Greenville, South Carolina, on April 3, 2014, and

•	Anchorage, Alaska, on April 10, 2014.

We now have 49 stores located in the United States and four in Canada with total retail square footage of 6.1 million, an increase of 4.1% compared to the end of 2013.

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

Executive Overview

	Three Months Ended
	March 29, 2014	March 30, 2013	Increase (Decrease)	% Change

	(Dollars in Thousands Except Earnings Per Diluted Share)
Revenue:
Retail	$440,949	$486,749	$(45,800)	(9.4)%
Direct	179,416	225,158	(45,742)	(20.3)
Total	620,365	711,907	(91,542)	(12.9)
Financial Services	98,578	85,772	12,806	14.9
Other revenue	6,880	4,818	2,062	42.8
Total revenue	$725,823	$802,497	$(76,674)	(9.6)

Operating income	$40,853	$79,115	$(38,262)	(48.4)

Net income	$25,749	$49,847	$(24,098)	(48.3)

Earnings per diluted share	$0.36	$0.70	$(0.34)	(48.6)

Revenues presented in the table above are consistent with our presentation for segment reporting. Revenues in the three months ended March 29, 2014, totaled $726 million, a decrease of $77 million, or 9.6%, over the three months ended March 30, 2013. The net decrease in total merchandise sales comparing the three month periods was primarily due to a decrease of $100 million, or 21.7%, in comparable store sales that extended across all product categories, led by a decrease in the hunting equipment product category. Sales of firearms and ammunition, which are in the hunting equipment product category, decreased significantly comparing the three months ended March 29, 2014, to the three months ended March 30, 2013. The decrease of $46 million in Direct revenue was primarily due to a decrease in the hunting equipment product category, primarily due to a substantial decrease in ammunition sales compared to the first quarter of 2013.

Partially offsetting the decreases in comparable store sales and Direct sales was an increase in Retail revenue from new stores of $51 million in the three months ended March 29, 2014, compared to the three months ended March 30, 2013. Our new retail store formats continue to generate a significant increase in sales per square foot compared to our legacy stores. In addition, our Cabela's branded products continue to be a core focus for us, as we saw growth in Cabela's branded softgoods and footwear in the in the three months ended March 29, 2014, compared to the three months ended March 30, 2013.

Financial Services revenue increased $13 million, or 14.9%, in the three months ended March 29, 2014, compared to the three months ended March 30, 2013. These increases in Financial Services revenue were primarily due to increases in interest and fee income and interchange income, partially offset by higher customer rewards costs due to the increase in active accounts and increased interest expense due to the issuances of securitizations to fund growth.

Operating income decreased $38 million, or 48.4%, in the three months ended March 29, 2014, compared to the three months ended March 30, 2013, and operating income as a percentage of revenue decreased 430 basis points over the same periods. The decreases in total operating income and total operating income as a percentage of total revenue were primarily due to decreases in revenue from our Retail and Direct business segments as well as a decrease in our merchandise gross profit. Selling, distribution, and administrative expenses increased primarily due to increases in new store costs and related support areas. We are focusing on expense management throughout the Company and have implemented many expense reduction efforts that should benefit operating income in upcoming periods. We plan to continue our retail expansion, our omni-channel initiatives, and our Cabela’s branded product investments as we focus on expense management and emphasize corporate frugality.

Our vision is to be the best omni-channel retail company in the world by creating intense customer loyalty for our outdoor brand. This loyalty will be created through two pillars of excellence: highly engaged outfitters and shareholders who support our short and long term goals. We continue to focus on these areas to achieve our vision:

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

We offer our customers integrated opportunities to access and use our retail store, website, and catalog channels. Our in-store pick-up program allows customers to order products through our catalogs, website, and store kiosks and have them delivered to the retail store of their choice without incurring shipping costs, thereby helping to increase foot traffic in our stores. Conversely, our expanding retail stores introduce customers to our website and catalog channels. We are capitalizing on our omni-channel model by building on the strengths of each channel, primarily through improvements in our merchandise planning system. This system, along with our replenishment system, allows us to identify the correct product mix in each of our retail stores, maintain the proper inventory levels to satisfy customer demand in both our Retail and Direct business channels and improve our distribution efficiencies. We continue to enhance our omni-channel efforts through greater use of digital marketing, the limited roll out of omni-channel fulfillment, and the improvements to our mobile platform.

We continue to work with vendors to negotiate the best prices on products and to manage inventory levels, as well as to ensure vendors deliver all products and services as expected. Our efforts continue in detailed pre-season planning, in-season monitoring of sales, and management of inventory to focus product assortments on our core customer base. However, our merchandise gross margin as a percentage of merchandise revenue decreased 120 basis points to 34.4% in the three months ended March 29, 2014, compared to 35.6% in the three months ended March 30, 2013. The decrease in the merchandise gross profit as a percentage of merchandise sales comparing the respective periods was primarily due to lower margin in firearms, ammunition, optics, and the shooting product categories as supply has improved in the three months ended March 29, 2014, compared to the three months ended March 30, 2013.

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

Comparing Retail segment results for the three months ended March 29, 2014, to the three months ended March 30, 2013:

•	revenue decreased $46 million, or 9.4%;

•	operating income decreased $32 million, or 38.2%;

•	operating income as a percentage of Retail segment revenue decreased 550 basis points to 11.9%; and

•	comparable store sales decreased 21.7%.

Retail revenue decreased primarily due to a decrease of $100 million in comparable store sales. Retail revenue from new stores increased $51 million in the three months ended March 29, 2014, compared to the three months ended March 30, 2013.

Our Retail business segment currently consists of 53 stores. Our new store formats generate higher sales per square foot and higher returns compared to our legacy stores which will help to increase our return on invested capital. Our total retail store square footage was 6.1 million at March 29, 2014, an increase of 4.1% compared to the end of 2013.

For the remainder of 2014, we plan to open new retail stores located as follows:

•
Christiana, Delaware; Woodbury, Minnesota; Edmonton, Alberta, Canada; Missoula, Montana; Lubbock, Texas; Barrie, Ontario, Canada; Acworth, Georgia; Cheektowaga, New York; Tualatin, Oregon; Nanaimo, British Columbia, Canada; and Bowling Green, Kentucky.

For 2015 and thereafter, we currently have plans to open new retail stores located as follows:

•
Berlin, Massachusetts; Sun Prairie, Wisconsin; Garner, North Carolina; Fort Mill, South Carolina; Bristol, Virginia; Moncton, New Brunswick, Canada; Ammon, Idaho; Fort Oglethorpe, Georgia; Short Pump, Virginia; and Noblesville, Indiana.

The retail stores planned for 2014 represent approximately one million square footage of new retail space or 17% square footage growth over 2013. It is expected that the planned openings of our new stores will continue to generate an increase in profit per square foot compared to the legacy store base.

We are focusing on improving our customers' digital shopping experiences on Cabelas.com and via mobile devices. Our marketing focus continues to be on developing a seamless omni-channel experience for our customers regardless of their transaction channel. Our digital transformation continues with efforts around enhancing our website to support the Direct business. The amount of traffic coming through mobile devices is growing significantly. As a result, we continue to utilize best-in-class technology to improve our customers' digital shopping experiences and build on the advances we have made to capitalize on the variety of ways customers are shopping at Cabela's today. We have seen early successes in our social marketing initiatives and now have over 3 million fans on Facebook. Our omni-channel marketing efforts are resulting in increases in new customers, as well as in customer engagement with a consistent experience across all channels. Our goal is to create a digital presence that mirrors our customers' in-store shopping experience.

Continuing into 2014, we realized improvements in our website traffic, growth in multi-channel customers, and very early progress in our print-to-digital transformation. We have developed a multi-year approach to reverse the downward trend in our Direct segment and transform our legacy catalog business into an omni-channel enterprise supporting transformation to digital, e-commerce, and mobile while optimizing the customer experience with our growing retail footprint. We are in the very early stages of this effort. Near term efforts have been focusing on our print-to-digital transformation and testing targeted shipping offers.

Comparing Direct segment results for the three months ended March 29, 2014, to the three months ended March 30, 2013:

•	revenue decreased $46 million, or 20.3%;

•	operating income decreased $12 million; and

•	operating income as a percentage of Direct segment revenue decreased 140 basis points to 18.5%.
The decrease of $46 million in Direct revenue was primarily due to a decrease in the hunting equipment product category, primarily due to a substantial decrease in ammunition sales compared to the first quarter of 2013.
We are planning to build a 590,000 square foot distribution center in Tooele, Utah, to support our planned growth. We expect to have this distribution center operational by April 2015. At March 29, 2014, construction was in its initial stages. As of August 2013, we have leased a 325,000 square foot distribution center in Tooele, Utah, which is expected to be in use through the third quarter of 2015.

Cabela's CLUB continues to manage credit card delinquencies and charge-offs below industry average by adhering to our conservative underwriting criteria and active account management. Comparing Cabela's CLUB results for the three months ended March 29, 2014, to the three months ended March 30, 2013:

•	Financial Services revenue increased $13 million, or 14.9%;

•	the number of average active accounts increased 7.9% to 1.8 million, and the average balance per active account increased $82;

•	the average balance of our credit card loans increased 12.3% to $3.8 billion; and

•	net charge-offs as a percentage of average credit card loans decreased six basis points to 1.80%.

During the three months ended March 29, 2014, the Financial Services segment completed a term securitization totaling $300 million and renewed one of its variable funding facilities for an additional three years and increased the commitment from $350 million to $500 million.

Current Business Environment

Worldwide Credit Markets and Macroeconomic Environment – Beginning in August 2013, and continuing through the first quarter of fiscal 2014, we experienced a significant deceleration in the sales of firearms and ammunition as well as a challenging consumer environment across all business channels. To address these trends, we increased our promotional spending and implemented operating expense controls to levels consistent with how our business is performing. We will continue to manage our operating costs accordingly through the remainder of fiscal 2014. The Financial Services segment continues to monitor developments in the securitization and certificates of deposit markets to ensure adequate access to liquidity. We expect our charge-off rates and delinquency levels to remain below industry averages.

Visa Litigation Settlement – In June 2005, a number of entities sued Visa and several member banks, and other credit card associations, alleging, among other things, that Visa and its member banks violated United States antitrust laws by conspiring to fix the level of interchange fees. In July 2012, the parties to this litigation entered into a settlement agreement to resolve the claims brought by the class members. On December 13, 2013, the settlement received final court approval. Among other things, the settlement agreement required the distribution to class merchants of an amount equal to 10 basis points of default interchange across all credit rate categories for a period of eight consecutive months, which otherwise would have been paid to issuers like WFB. At March 29, 2014, the remaining liability balance for this settlement was $1.0 million compared to $4.7 million at December 28, 2013, and $12.5 million at March 30, 2013.

Operations Review
The three months ended March 29, 2014, and March 30, 2013, each consisted of 13 weeks. Our operating results expressed as a percentage of revenue were as follows for the periods presented.

	Three Months Ended
	March 29, 2014	March 30, 2013

Revenue	100.00%	100.00%
Cost of revenue	56.21	57.16
Gross profit (exclusive of depreciation and amortization)	43.79	42.84
Selling, distribution, and administrative expenses	38.16	32.98
Operating income	5.63	9.86
Other income (expense):
Interest expense, net	(0.51)	(0.67)
Other income, net	0.29	0.19
Total other income (expense), net	(0.22)	(0.48)
Income before provision for income taxes	5.41	9.38
Provision for income taxes	1.86	3.17
Net income	3.55%	6.21%

Results of Operations - Three Months Ended March 29, 2014, Compared to March 30, 2013

Revenues

Retail revenue includes sales realized and customer services performed at our retail stores, sales from orders placed through our retail store website kiosks, and sales from customers utilizing our in-store pick-up program. Direct revenue includes sales from orders placed through our website, over the phone, and by mail where the merchandise is shipped to non-retail store locations. Financial Services revenue is comprised of interest and fee income, interchange income, other non-interest income, interest expense, provision for loan losses, and customer rewards costs from our credit card operations. Other revenue sources primarily include fees for our hunting and fishing outfitter services, fees for our full-service travel agency business, real estate rental income, and land sales.

Comparisons and analysis of our revenues are presented below for the three months ended:

	March 29, 2014		March 30, 2013		Increase (Decrease)	% Change
		%		%
	(Dollars in Thousands)

Retail	$440,949	60.8%	$486,749	60.6%	$(45,800)	(9.4)%
Direct	179,416	24.7	225,158	28.1	(45,742)	(20.3)
Financial Services	98,578	13.6	85,772	10.7	12,806	14.9
Other	6,880	0.9	4,818	0.6	2,062	42.8
Total	$725,823	100.0%	$802,497	100.0%	$(76,674)	(9.6)

Product Sales Mix – The following table sets forth the percentage of our merchandise revenue contributed by major product categories for our Retail and Direct segments and in total for the three months ended March 29, 2014, and March 30, 2013.

	Retail		Direct		Total
	2014	2013	2014	2013	2014	2013

Hunting Equipment	52.3%	60.2%	39.3%	47.7%	48.6%	56.3%
General Outdoors	27.2	22.5	32.3	27.2	28.7	24.0
Clothing and Footwear	20.5	17.3	28.4	25.1	22.7	19.7
Total	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

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

Retail Revenue – Retail revenue decreased $46 million, or 9.4%, in the three months ended March 29, 2014, compared to the three months ended March 30, 2013, primarily due to a decrease of $100 million in comparable store sales. Comparable store sales were down across all product categories comparing the three months ended March 29, 2014, to the three months ended March 30, 2013, but primarily in firearms and ammunition, hunting equipment, men's apparel, archery, optics, and home and gifts. We believe the decreases in firearms and ammunition sales have begun to level out and are expected to return to more normalized levels for the remainder of fiscal 2014.

Retail revenue from new stores increased $51 million in the three months ended March 29, 2014, compared to the three months ended March 30, 2013, as our new retail store formats continue to generate a significant increase in sales per square foot.

Comparable store sales and analysis are presented below for the three months ended:

	March 29, 2014	March 30, 2013	Increase (Decrease)	% Change
	(Dollars in Thousands)

Comparable stores sales	$360,259	$459,977	$(99,718)	(21.7)%

Direct Revenue – Direct revenue decreased $46 million, or 20.3%, in the three months ended March 29, 2014, compared to the three months ended March 30, 2013. The decrease in Direct revenue was primarily due to a decrease in the hunting equipment product category, mostly due to a substantial decrease in ammunition sales compared to the first quarter of 2013. In addition, we also experienced decreases in hunting apparel, optics, archery, men's apparel, and women's and children's apparel.

Financial Services Revenue – The following table sets forth the components of Financial Services revenue for the three months ended:

	March 29, 2014	March 30, 2013	Increase (Decrease)	% Change
	(Dollars in Thousands)

Interest and fee income	$94,219	$81,249	$12,970	16.0%
Interest expense	(15,886)	(13,851)	2,035	14.7
Provision for loan losses	(12,714)	(12,775)	(61)	(0.5)
Net interest income, net of provision for loan losses	65,619	54,623	10,996	20.1
Non-interest income:
Interchange income	82,427	77,630	4,797	6.2
Other non-interest income	755	1,283	(528)	(41.2)
Total non-interest income	83,182	78,913	4,269	5.4
Less: Customer rewards costs	(50,223)	(47,764)	2,459	5.1
Financial Services revenue	$98,578	$85,772	$12,806	14.9

Financial Services revenue increased $13 million, or 14.9%, for the three months ended March 29, 2014, compared to the three months ended March 30, 2013. The increase in interest and fee income of $13 million was due to an increase in credit card loans and increase in the mix of credit card loans carrying interest, partially offset by lower London Interbank Offered Rate ("LIBOR") rates. The increase in interest expense of $2 million was due to the issuances of securitizations which were used to fund growth. The increases in interchange income of $5 million and customer rewards costs of $2 million were primarily due to an increase in purchases as a result of growth in the number of active accounts.

The following table sets forth the components of Financial Services revenue as a percentage of average total credit card loans, including any accrued interest and fees, for the three months ended:

	March 29, 2014	March 30, 2013

Interest and fee income	10.0%	9.7%
Interest expense	(1.7)	(1.7)
Provision for loan losses	(1.4)	(1.5)
Interchange income	8.8	9.3
Other non-interest income	0.1	0.2
Customer rewards costs	(5.3)	(5.7)
Financial Services revenue	10.5%	10.3%

Key statistics reflecting the performance of Cabela's CLUB are shown in the following chart for the three months ended:

	March 29, 2014	March 30, 2013	Increase (Decrease)	% Change
	(Dollars in Thousands Except Average Balance per Account )

Average balance of credit card loans (1)	$3,757,216	$3,346,588	$410,628	12.3%
Average number of active credit card accounts	1,762,782	1,633,551	129,231	7.9
Average balance per active credit card account (1)	$2,131	$2,049	$82	4.0
Net charge-offs on credit card loans (1)	$16,919	$15,585	$1,334	8.6
Net charge-offs as a percentage of average credit card loans (1)	1.80%	1.86%	(0.06)%

(1) Includes accrued interest and fees

The average balance of credit card loans increased to $3.8 billion, or 12.3%, for the three months ended March 29, 2014, compared to the three months ended March 30, 2013, due to an increase in the number of active accounts and the average balance per account. The average number of active accounts increased to 1.8 million, or 7.9%, compared to the three months ended March 30, 2013, due to our successful marketing efforts in new account acquisitions. Net charge-offs as a percentage of average credit card loans decreased to 1.80% for the three months ended March 29, 2014, down six basis points compared to the three months ended March 30, 2013, due to improvements in delinquencies and delinquency roll-rates. We define an active credit card account as any account with an outstanding debit or credit balance at the end of any respective month. See “Asset Quality of Cabela's CLUB” in this report for additional information on trends in delinquencies and non-accrual loans and analysis of our allowance for loan losses.

Other Revenue

Other revenue increased to $7 million in the three months ended March 29, 2014, compared to $5 million in the three months ended March 30, 2013, primarily due to an increase in real estate sales revenue comparing periods.

Merchandise Gross Profit

Comparisons and analysis of our gross profit on merchandising revenue are presented below for the three months ended:

	March 29, 2014	March 30, 2013	Increase (Decrease)	% Change
	(Dollars in Thousands)

Merchandise sales	$620,197	$711,713	$(91,516)	(12.9)%
Merchandise gross profit	213,554	253,086	(39,532)	(15.6)
Merchandise gross profit as a percentage of merchandise sales	34.4%	35.6%	(1.2)%

Merchandise Gross Profit – Our merchandise gross profit decreased $40 million, or 15.6%, to $214 million in the three months ended March 29, 2014, compared to the three months ended March 30, 2013. The decrease in our merchandise gross profit was primarily due to decreases in firearms and ammunition as well as comparable store sales. Additionally, unfavorable weather caused us to experience a late start in sales in our spring products.

Our merchandise gross profit as a percentage of merchandise sales decreased 120 basis points in the three months ended March 29, 2014, compared to the three months ended March 30, 2013. The decrease in the merchandise gross profit as a percentage of merchandise sales comparing the respective periods was primarily due to lower margin in firearms, ammunition, optics, and the shooting product categories as supply has improved in the three months ended March 29, 2014, compared to the three months ended March 30, 2013.

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

Comparisons and analysis of our selling, distribution, and administrative expenses are presented below for the three months ended:

	March 29, 2014	March 30, 2013	Increase (Decrease)	% Change
	(Dollars in Thousands)

Selling, distribution, and administrative expenses	$277,005	$264,687	$12,318	4.7%
SD&A expenses as a percentage of total revenue	38.2%	33.0%	5.2%
Retail store pre-opening costs	$6,877	$5,678	$1,199	21.1

Selling, distribution, and administrative expenses increased $12 million, or 4.7%, in the three months ended March 29, 2014, compared to the three months ended March 30, 2013. Selling, distribution, and administrative expenses increased primarily due to increases in new store costs and related support areas. We are focusing on expense management throughout the Company and have implemented many expense reduction efforts that should benefit operating income in upcoming periods.
The most significant factors contributing to the changes in selling, distribution, and administrative expenses in these respective periods included:

•	an increase of $9 million in building costs and depreciation primarily related to the operations and maintenance of our new and existing retail stores as well as corporate offices;

•
an increase of $2 million in employee compensation, benefits, and contract labor primarily due to the opening of new retail stores, credit card growth support, and general corporate overhead support; and

•	an increase of $1 million in software expenses primarily to support operational growth.

Significant changes in our consolidated selling, distribution, and administrative expenses related to specific business segments included the following:
Retail Segment:

•	An increase of $6 million in building costs and depreciation primarily related to the operations and maintenance of our new and existing retail stores as well as corporate offices.

•	An increase of $1 million in employee compensation, benefits, and contract labor primarily due to the opening of new retail stores.
Direct Segment:

•	A decrease of $5 million in employee compensation, benefits, and contract labor.

•	A decrease of $1 million in software expenses.
Financial Services Segment:

•	An increase of $2 million in employee compensation, benefits, and contract labor to support the growth of credit card operations.

•	An increase of $2 million in fraudulent transactions on the Cabela's CLUB credit card.
Corporate Overhead, Distribution Centers, and Other:

•	An increase of $4 million in employee compensation, benefits, and contract labor in general corporate and the distribution centers to support operational growth.

•	An increase of $3 million in building costs primarily related to the operations and maintenance of our corporate office to support operational growth.

•	An increase of $2 million in software expenses primarily to support operational growth.

We evaluate the recoverability of property and equipment, other property, and goodwill and intangibles whenever indicators of impairment exist using significant unobservable inputs. This evaluation includes existing store locations and future retail store sites.

On February 4, 2014, a U. S. district court (the "Court") entered a judgment against the Company in the amount of $14 million relating to litigation regarding a breach of a retail store radius restriction. At December 28, 2013, pursuant to this judgment, the Company recognized a liability of $14 million, including an estimated amount for legal fees and costs, in its consolidated balance sheet. The Company is currently in the process of appealing the Court's ruling. On March 21, 2014, through a supplemental judgment, the Court ordered that the Company pay interest in the amount of $1 million to the plaintiff. Therefore, at March 29, 2014, our liability relating to this judgment totaled $16 million, which included an additional amount for estimated legal fees and costs. The increase to this liability at March 29, 2014, resulted in the Company recording an increase to the carrying amount of the related retail store property through a reduction in deferred grant income by the additional amounts accrued, plus legal and other costs. The additional depreciation adjustment that reduced the deferred grant income of this retail store property at March 29, 2014, resulted in an increase in depreciation expense of $1 million in the three months ended March 29, 2014. This increase in depreciation expense was included in selling, distribution, and administrative expenses in the condensed consolidated statements of income and was recorded to the Retail segment. There was no depreciation expense adjustment recognized in the three months ended March 30, 2013.

Operating Income

Operating income is revenue less cost of revenue, selling, distribution, and administrative expenses, and impairment and restructuring charges. Operating income for our merchandise business segments excludes costs associated with operating expenses of distribution centers, procurement activities, and other corporate overhead costs.
Comparisons and analysis of operating income are presented below for the three months ended:

	March 29, 2014	March 30, 2013	Increase (Decrease)	% Change
	(Dollars in Thousands)

Total operating income	$40,853	$79,115	$(38,262)	(48.4)%
Total operating income as a percentage of total revenue	5.6%	9.9%	(4.3)%

Operating income by business segment:
Retail	$52,298	$84,678	$(32,380)	(38.2)
Direct	33,130	44,897	(11,767)	(26.2)
Financial Services	33,102	24,101	9,001	37.3

Operating income as a percentage of segment revenue:
Retail	11.9%	17.4%	(5.5)%
Direct	18.5	19.9	(1.4)
Financial Services	33.6	28.1	5.5
Operating income decreased $38 million, or 48.4%, in the three months ended March 29, 2014, compared to the three months ended March 30, 2013, and operating income as a percentage of revenue decreased 430 basis points over the same periods. The decreases in total operating income and total operating income as a percentage of total revenue were primarily due to decreases in revenue from our Retail and Direct business segments as well as a decrease in our merchandise gross profit. Selling, distribution, and administrative expenses increased primarily due to increases in new store costs and related support areas. We are focusing on expense management throughout the Company and have implemented many expense reduction efforts that should benefit operating income in upcoming periods. We plan to continue our retail expansion, our omni-channel initiatives, and our Cabela’s branded product investments as we focus on expense management and emphasize corporate frugality.

Under an Intercompany Agreement, the Financial Services segment pays to the Retail and Direct business segments a fixed license fee equal to 70 basis points on all originated charge volume of the Cabela's CLUB Visa credit card portfolio. In addition, among other items, the agreement requires the Financial Services segment to reimburse the Retail and Direct segments for certain operating and promotional costs. Fees paid under the Intercompany Agreement by the Financial Services segment to these two segments increased $15 million in the three months ended March 29, 2014, compared to the three months ended March 30, 2013; a $15 million increase to the Retail segment and no change to the Direct segment.

Interest (Expense) Income, Net

Interest expense, net of interest income, was $4 million in the three months ended March 29, 2014, compared to $5 million in the three months ended March 30, 2013. The decrease in the three months ended March 29, 2014, is in part due to a higher amount of interest capitalized in 2014 related to increased store expansion activity.

Other Non-Operating Income, Net

Other non-operating income was $2 million in both the three months ended March 29, 2014, and the three months ended March 30, 2013.

Provision for Income Taxes

Our effective tax rate was 34.4% for the three months ended March 29, 2014, compared to 33.8% for the three months ended March 30, 2013. The increase in our effective tax rate comparing the respective periods is primarily due to an increase in our state effective tax rate and an increase in estimated nondeductible expenses.

Asset Quality of Cabela's CLUB

Delinquencies and Non-Accrual

We use the scores of Fair Isaac Corporation (“FICO”), a widely-used tool for assessing an individual's credit rating, as the primary credit quality indicator. The median FICO score of our credit cardholders was 794 at March 29, 2014, compared to 793 at December 28, 2013 and March 30, 2013.

The following table reports delinquencies, including any delinquent non-accrual and restructured credit card loans, as a percentage of our credit card loans, including any accrued interest and fees, in a manner consistent with our monthly external reporting at the periods ended:

	March 29, 2014	December 28, 2013	March 30, 2013
Number of days delinquent:
Greater than 30 days	0.68%	0.69%	0.73%
Greater than 60 days	0.41	0.42	0.45
Greater than 90 days	0.22	0.22	0.24

The table below shows delinquent, non-accrual, and restructured loans as a percentage of our credit card loans, including any accrued interest and fees, at the periods ended:

	March 29, 2014	December 28, 2013	March 30, 2013
Number of days delinquent and still accruing (1):
Greater than 30 days	0.56%	0.57%	0.59%
Greater than 60 days	0.33	0.35	0.36
Greater than 90 days	0.18	0.19	0.19
(1) Excludes non-accrual and restructured loans which are presented below.

Non-accrual	0.15	0.13	0.18
Restructured	0.96	0.95	1.33

Allowance for Loan Losses and Charge-offs

The following table shows the activity in our allowance for loan losses and charge off activity for the periods presented:

	Three Months Ended
	March 29, 2014	March 30, 2013
	(Dollars in Thousands)

Balance, beginning of period	$53,110	$65,600
Provision for loan losses	12,714	12,775

Charge-offs	(19,965)	(18,300)
Recoveries	5,151	4,625
Net charge-offs	(14,814)	(13,675)
Balance, end of period	$51,010	$64,700

Net charge-offs on credit card loans	$(14,814)	$(13,675)
Charge-offs of accrued interest and fees (recorded as a reduction in interest and fee income)	(2,105)	(1,910)
Total net charge-offs including accrued interest and fees	$(16,919)	$(15,585)

Net charge-offs including accrued interest and fees as a percentage of average credit card loans	1.80%	1.86%

For the three months ended March 29, 2014, net charge-offs as a percentage of average credit card loans decreased to 1.80%, down six basis points compared to 1.86% for the three months ended March 30, 2013. We believe our charge-off levels remain well below industry averages. Our net charge-off rates and allowance for loan losses have decreased due to improved outlooks in the quality of our credit card portfolio evidenced by lower delinquencies, lower delinquency roll-rates, favorable charge-off trends, and declining loan balances in our restructured loan portfolio.

Liquidity and Capital Resources

Overview

Our Retail and Direct segments and our Financial Services segment have significantly differing liquidity and capital needs. We believe that we will have sufficient capital available from cash on hand, our revolving credit facility, and other borrowing sources to fund our cash requirements and near-term growth plans for at least the next 12 months. At March 29, 2014, December 28, 2013, and March 30, 2013, cash on a consolidated basis totaled $485 million, $199 million, and $364 million, respectively, of which $422 million, $94 million, and $282 million, respectively, was cash at the Financial Services segment which will be utilized to meet this segment's liquidity requirements. During the three months ended March 29, 2014, the Financial Services segment completed a term securitization totaling $300 million and renewed one of its variable funding facilities for an additional three years and increased the commitment from $350 million to $500 million. We evaluate the credit markets for certificates of deposit and securitizations to determine the most cost effective source of funds for the Financial Services segment.

As of March 29, 2014, cash and cash equivalents held by our foreign subsidiaries totaled $60 million. Our intent is to permanently reinvest these funds outside the United States for capital expansion. The Company has not provided United States income taxes and foreign withholding taxes on the portion of undistributed earnings of foreign subsidiaries that the Company considers to be indefinitely reinvested outside of the United States as of December 28, 2013. If these foreign earnings were to be repatriated in the future, the related United States tax liability may be reduced by any foreign income taxes previously paid on these earnings. As of the year ended 2013, the cumulative amount of earnings upon which United States income taxes have not been provided is approximately $152 million. If those earnings were not considered indefinitely invested, the Company estimates that an additional income tax expense of approximately $30 million would be recorded. Based on the Company's current projected capital needs and the current amount of cash and cash equivalents held by our foreign subsidiaries, we do not anticipate incurring any material tax costs beyond our accrued tax position in connection with any repatriation, but we may be required to accrue for unanticipated additional tax costs in the future if our expectations or the amount of cash held by our foreign subsidiaries change.
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
Our unsecured $415 million revolving credit facility and unsecured senior notes contain certain financial covenants, including the maintenance of minimum debt coverage, a fixed charge coverage ratio, a leverage ratio, and a minimum consolidated net worth standard. In the event that we failed to comply with these covenants, a default would trigger and all principal and outstanding interest would immediately be due and payable. At March 29, 2014, and March 30, 2013, we were in compliance with all financial covenants under our credit agreements and unsecured notes. We anticipate that we will continue to be in compliance with all financial covenants under our credit agreements and unsecured notes through at least the next 12 months. We are currently in negotiations on a new credit agreement for up to $750 million in a revolving credit facility replacing our current $415 million credit agreement.
We have an unsecured $20 million Canadian ("CAD") revolving credit facility for our operations in Canada. Borrowings are payable on demand with interest payable monthly. The credit facility permits the issuance of letters of credit up to $10 million CAD in the aggregate, which reduce the overall credit limit available under the credit facility.
On February 13, 2014, we announced our intent to repurchase up to 650,000 shares of our common stock in open market transactions through February 2015. This share repurchase program does not obligate us to repurchase any outstanding shares of our common stock, and the program may be limited or terminated at any time. There is no guarantee as to the exact number of shares that we will repurchase.
Financial Services Segment – The primary cash requirements of the Financial Services segment relate to the financing of credit card loans. These cash requirements will increase if our credit card originations increase or if our cardholders' balances or spending increase. The Financial Services segment sources operating funds in the ordinary course of business through various financing activities, which include funding obtained from securitization transactions, obtaining brokered and non-brokered certificates of deposit, borrowing under its federal funds purchase agreements, and generating cash from operations. During the three months ending March 29, 2014, the Financial Services segment completed a term securitization totaling $300 million and renewed one of its variable funding facilities for an additional three years and increased the commitment from $350 million to $500 million. We believe that these liquidity sources are sufficient to fund the Financial Services segment's foreseeable cash requirements including maturities and near-term growth plans.

Operating, Investing, and Financing Activities

The following table presents changes in our cash and cash equivalents for the three months ended:

	March 29, 2014	March 30, 2013
	(In Thousands)

Net cash (used in) provided by operating activities	$(56,058)	$122,512
Net cash provided by investing activities	43,423	25,570
Net cash provided by (used in) financing activities	299,739	(73,085)

2014 versus 2013

Operating Activities – Cash from operating activities decreased $179 million in the three months ended March 29, 2014, compared to the three months ended March 30, 2013. Comparing the respective periods, cash generated from operations decreased $24 million, and we had net decreases of $128 million in accounts payable and accrued expenses, $22 million in income taxes receivable, and $38 million in inventories. Partially offsetting these decreases in cash from operations were increases of $12 million relating to prepaid expenses and other assets and $14 million relating to credit card loans originated from internal operations. Inventories increased $129 million during the current quarter to $742 million at March 29, 2014, while increasing $74 million during the three months ended March 30, 2013, to a balance of $613 million at March 30, 2013. The increase in inventories in 2014 is primarily due to the addition of new retail stores.

Investing Activities – Cash provided by investing activities increased $18 million in the three months ended March 29, 2014, compared to the three months ended March 30, 2013. Cash paid for property and equipment totaled $111 million in the three months ended March 29, 2014, compared to $65 million in the three months ended March 30, 2013. At March 29, 2014, the Company estimated it had total cash commitments of approximately $478 million outstanding for projected expenditures related to the development, construction, and completion of new retail stores and a new distribution center. This amount excludes any estimated costs associated with new stores where the Company does not have a commitment as of March 29, 2014. We expect to fund these estimated capital expenditures over the next 12 months with cash generated from operations and borrowings. We expect to fund our capital expenditures primarily with cash from operations. In addition, net cash flows from credit card loans originated externally increased $63 million.

Financing Activities – Cash provided by financing activities increased $373 million in the three months ended
March 29, 2014, compared to the three months ended March 30, 2013. Comparing the respective periods, this net change was primarily due to an increase in net borrowings on secured obligations of the Trust of the Financial Services segment by $203 million in the three months ended March 29, 2014, compared to the three months ended March 30, 2013. Additionally, we had increases of $230 million in net borrowings on revolving credit facilities and inventory financing and $4 million due to less cash spent on the purchase of treasury stock. Partially offsetting these increases was a net decrease relating to change in time deposits of $51 million.

The following table presents the borrowing activities of our merchandising business and the Financial Services segment for the three months ended:

	March 29, 2014	March 30, 2013
	(In Thousands)

Borrowings (repayments) on revolving credit facilities and inventory financing, net	$230,294	$(40)
Secured obligations of the Trust, net	205,000	2,250
Repayments of long-term debt	(8,210)	(8,206)
Borrowings (repayments), net	$427,084	$(5,996)

The following table summarizes our availability under the Company's debt and credit facilities, excluding the facilities of the Financial Services segment, at the periods ended:

	March 29, 2014	March 30, 2013
	(In Thousands)

Amounts available for borrowing under credit facilities (1)	$435,000	$415,000
Principal amounts outstanding	(229,086)	—
Outstanding letters of credit and standby letters of credit	(24,578)	(24,694)
Remaining borrowing capacity, excluding the Financial Services segment facilities	$181,336	$390,306

(1)	Consists of our revolving credit facility of $415 million for both periods and $20 million CAD in a credit facility at March 29, 2014, for our operations in Canada.

The Financial Services segment also has total borrowing availability of $85 million under its agreements to borrow federal funds. At March 29, 2014, the entire $85 million of borrowing capacity was available.

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

In addition, our unsecured senior notes contain various covenants and restrictions that are usual and customary for transactions of this type. Also, the debt agreements contain cross default provisions to other outstanding credit facilities. In the event that we failed to comply with these covenants, a default would trigger and all principal and outstanding interest would immediately be due and payable. At March 29, 2014, we were in compliance with all financial covenants under our credit agreements and unsecured notes. We anticipate that we will continue to be in compliance with all financial covenants under our credit agreements and unsecured notes through the next 12 months.

Our unsecured $20 million CAD revolving credit facility also permits the issuance of letters of credit up to $10 million CAD in the aggregate, which reduce the overall credit limit available under the credit facility.

Economic Development Bonds and Grants

Economic Development Bonds – The governmental entity from which we purchase the bonds is not otherwise liable for repayment of principal and interest on the bonds to the extent that the associated taxes are insufficient to pay the bonds. If sufficient tax revenue is not generated by the subject properties, we will not receive scheduled payments and will be unable to realize the full value of the bonds carried on our condensed consolidated balance sheet. At March 29, 2014, December 28, 2013, and March 30, 2013, economic development bonds totaled $80 million, $79 million, and $84 million, respectively.

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
For the three months ended March 29, 2014, and March 30, 2013, there were no other than temporary fair value adjustments of economic development bonds and no adjustments of deferred grant income related to economic development bonds. However, at March 29, 2014, the Company identified one economic development bond with a carrying value of $8 million where the actual tax revenues associated with the properties were lower than previously projected. We will continue to closely monitor the amounts and timing of projected cash flows from the properties related to this economic development bond. However, if the subject properties do not generate sufficient tax revenue, the Company may not receive all anticipated payments which may result in the Company being unable to realize the bond's full carrying value, which would result in a corresponding decrease to deferred grant income.
Grants – We generally have received grant funding in exchange for commitments made by us to the state or local government providing the funding. The commitments, such as assurance of agreed employment and wage levels at our retail stores or that the retail store will remain open, typically phase out over approximately five to ten years. If we fail to maintain the commitments during the applicable period, the funds we received may have to be repaid or other adverse consequences may arise, which could affect our cash flows and profitability. At March 29, 2014, the total amount of grant funding subject to a specific contractual remedy was $44 million. At March 29, 2014, December 28, 2013, the amount the Company had recorded in liabilities in the condensed consolidated balance sheets relating to these grants was $23 million, $23 million, and $7 million, respectively.

Securitization of Credit Card Loans

The total amounts and maturities for our credit card securitizations as of March 29, 2014, were as follows:

Series	Type	Total Available Capacity	Third Party Investor Available Capacity	Third Party Investor Outstanding	Interest Rate	Expected Maturity
		(Dollars in Thousands)

2010-I	Term	$45,000	$—	$—	Fixed	January 2015
2010-I	Term	255,000	255,000	255,000	Floating	January 2015
2010-II	Term	165,000	127,500	127,500	Fixed	September 2015
2010-II	Term	85,000	85,000	85,000	Floating	September 2015
2011-II	Term	200,000	155,000	155,000	Fixed	June 2016
2011-II	Term	100,000	100,000	100,000	Floating	June 2016
2011-IV	Term	210,000	165,000	165,000	Fixed	October 2016
2011-IV	Term	90,000	90,000	90,000	Floating	October 2016
2012-I	Term	350,000	275,000	275,000	Fixed	February 2017
2012-I	Term	150,000	150,000	150,000	Floating	February 2017
2012-II	Term	375,000	300,000	300,000	Fixed	June 2017
2012-II	Term	125,000	125,000	125,000	Floating	June 2017
2013-I	Term	385,000	327,250	327,250	Fixed	February 2023
2013-II	Term	152,500	100,000	100,000	Fixed	August 2018
2013-II	Term	197,500	197,500	197,500	Floating	August 2018
2014-I	Term	45,000	—	—	Fixed	March 2017
2014-I	Term	255,000	255,000	255,000	Floating	March 2017
Total term		3,185,000	2,707,250	2,707,250

2008-III	Variable Funding	260,115	225,000	—	Floating	March 2015
2011-I	Variable Funding	352,941	300,000	—	Floating	March 2016
2011-III	Variable Funding	588,235	500,000	—	Floating	March 2017
Total variable		1,201,291	1,025,000	—
Total available		$4,386,291	$3,732,250	$2,707,250

We have been, and will continue to be, particularly reliant on funding from securitization transactions for the Financial Services segment. A failure to renew existing facilities or to add additional capacity on favorable terms as it becomes necessary could increase our financing costs and potentially limit our ability to grow the business of the Financial Services segment. Unfavorable conditions in the asset-backed securities markets generally, including the unavailability of commercial bank liquidity support or credit enhancements, could have a similar effect. During the three months ended March 29, 2014, the Financial Services segment completed a term securitization totaling $300 million and renewed one of its variable funding facilities for an additional three years and increased the commitment from $350 million to $500 million. We believe that these liquidity sources are sufficient to fund the Financial Services segment's foreseeable cash requirements, including maturities, and near-term growth plans.

Furthermore, the securitized credit card loans of the Financial Services segment could experience poor performance, including increased delinquencies and credit losses, lower payment rates, or a decrease in excess spreads below certain thresholds. This could result in a downgrade or withdrawal of the ratings on the outstanding securities issued in the Financial Services segment's securitization transactions, cause early amortization of these securities, or result in higher required credit enhancement levels. Credit card loans performed within established guidelines and no events which could trigger an early amortization occurred during the three months ended March 29, 2014, the year ended December 28, 2013, and the three months ended March 30, 2013.

Certificates of Deposit

The Financial Services segment utilizes brokered and non-brokered certificates of deposit to partially finance its operating activities that are issued in minimum amounts of one hundred thousand dollars in various maturities. At March 29, 2014, the Financial Services segment had $940 million of certificates of deposit outstanding with maturities ranging from April 2014 to July 2023 and with a weighted average effective annual fixed rate of 2.14%. This outstanding balance compares to $1,069 million at December 28, 2013, and $969 million at March 30, 2013, with weighted average effective annual fixed rates of 2.14% and 2.28%, respectively.

Impact of Inflation

We do not believe that our operating results have been materially affected by inflation during the preceding three years. We cannot assure, however, that our operating results will not be adversely affected by inflation in the future.

Contractual Obligations and Other Commercial Commitments

In the normal course of business, we enter into various contractual obligations that may require future cash payments. For a description of our contractual obligations and other commercial commitments as of December 28, 2013, see our annual report on Form 10-K for the fiscal year ending December 28, 2013, under “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Contractual Obligations and Other Commercial Commitments.”

 Off-Balance Sheet Arrangements

Operating Leases – We lease various items of office equipment and buildings. Rent expense for these operating leases is recorded in selling, distribution, and administrative expenses in the condensed consolidated statements of income.

Credit Card Limits – The Financial Services segment bears off-balance sheet risk in the normal course of its business. One form of this risk is through the Financial Services segment's commitment to extend credit to cardholders up to the maximum amount of their credit limits. The aggregate of such potential funding requirements totaled $26 billion above existing balances at the end of March 29, 2014. These funding obligations are not included on our condensed consolidated balance sheet. While the Financial Services segment has not experienced, and does not anticipate that it will experience, a significant draw down of unfunded credit lines by its cardholders, such an event would create a cash need at the Financial Services segment which likely could not be met by our available cash and funding sources. The Financial Services segment has the right to reduce or cancel these available lines of credit at any time.

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

 Financial Services Segment Interest Rate Risk

Interest rate risk refers to changes in earnings due to interest rate changes. To the extent that interest income collected on credit card loans and interest expense on certificates of deposit and secured obligations of the Trust do not respond equally to changes in interest rates, or that rates do not change uniformly, earnings could be affected. The variable rate credit card loans are indexed to the one month London Interbank Offered Rate (“LIBOR”) and the credit card portfolio is segmented into risk-based pricing tiers each with a different interest margin. Variable rate secured obligations are indexed to LIBOR-based rates of interest and are periodically repriced. Certificates of deposit and fixed rate secured obligations of the Trust are priced at the current prevailing market rate at the time of issuance. We manage and mitigate our interest rate sensitivity through several techniques, including managing the maturity, repricing, and mix of fixed and variable assets and liabilities by issuing fixed rate secured obligations or certificates of deposit and by indexing the customer rates to the same index as our secured obligations of the Trust.

The table below shows the mix of our credit card account balances as a percentage of total balances outstanding at the periods ended:

	March 29, 2014	December 28, 2013	March 30, 2013

Balances carrying an interest rate based upon various interest rate indices	66.6%	63.8%	64.7%
Balances carrying an interest rate of 7.99% or 9.99%	4.5	4.5	4.5
Balances carrying a promotional interest rate of 0.00%	0.1	0.2	0.1
Balances not carrying interest because the previous month balance was paid in full	28.8	31.5	30.7
Total	100.0%	100.0%	100.0%

Charges on the credit cards issued by the Financial Services segment were priced at a margin over various defined lending rates. No interest is charged if the account is paid in full within 25 days of the billing cycle, which represented 28.8% of total balances outstanding at March 29, 2014.

Management has performed several interest rate risk analyses to measure the effects of the timing of the repricing of our interest sensitive assets and liabilities. Based on these analyses, at March 29, 2014, we believe that an increase in LIBOR is more likely. Therefore, we believe that an immediate increase in interest rates of 50 basis points would cause a pre-tax increase to projected earnings of approximately $6 million for the Financial Services segment over the next 12 months.

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

In connection with this quarterly report on Form 10-Q, our Chief Executive Officer and Chief Financial Officer evaluated, with the participation of our management, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on management's evaluation, our Chief Executive Officer and Chief Financial Officer each concluded that our disclosure controls and procedures were effective as of March 29, 2014.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 29, 2014, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings.

For a discussion of legal proceedings, see Note 8 “Commitments and Contingencies - Litigation and Claims” of the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q, which is incorporated herein by reference.

Item 1A.	Risk Factors.
There have been no material changes to the risk factors disclosed in the “Risk Factors” section of our Annual Report on Form 10-K for the fiscal year ended December 28, 2013, except that the risk factors titled " Legal proceedings may increase our costs and have a material adverse effect on our results of operations " and “Our Financial Services segment faces the risk of a complex and changing regulatory and legal environment” shall be amended and restated as follows to reflect developments related to the charge from the Chair of the EEOC and the FDIC’s 2013 compliance examination of WFB:
Legal proceedings may increase our costs and have a material adverse effect on our results of operations.

We are involved in legal proceedings that are incidental to our business. For example, on January 6, 2011, we received a Commissioner's charge from the Chair of the EEOC alleging that we have discriminated against non-Whites on the basis of their race and national origin in recruitment and hiring. Although we are disputing these allegations, we have entered into preliminary settlement negotiations with the EEOC to resolve this matter. At the present time, we believe a loss is probable, but no reasonable estimate of the amount or range of loss is possible. Accordingly, we have not accrued a liability related to the EEOC matter. In addition, significant judgment is required in determining our provision for income taxes, and we are regularly under audit by tax authorities. Although we believe our tax estimates are reasonable, the final determination of tax audits and any related litigation could be materially different from our historical income tax provisions and accruals. Beyond this, WFB is regularly subject to FDIC compliance examinations and has been required to pay monetary damages as a result of past FDIC examinations and may be required to pay monetary damages resulting from FDIC compliance examinations in the future. The defense and resolution of lawsuits, audits, examinations, and other proceedings may involve significant expense, divert management's attention and resources from other matters, and have a material adverse effect on our results of operations.

Our Financial Services segment faces the risk of a complex and changing regulatory and legal environment.

Our Financial Services segment operates in a heavily regulated industry and is therefore subject to a wide array of banking and consumer lending laws and regulations. Failure to comply with banking and consumer lending laws and regulations could result in financial, structural, and operational penalties being imposed. For example, the FDIC conducted compliance examinations in 2009, 2011, and 2013 and found that certain practices of WFB were improper. As a result of these compliance examinations, the FDIC issued consent orders and WFB was required to take corrective action and pay restitution and civil money penalties.

In addition, as a Visa member bank, WFB must comply with rules and regulations imposed by Visa. For example, WFB and Cabela's could be fined by Visa for failing to comply with Visa's data security standards.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

On August 23, 2011, the Company's Board of Directors authorized a share repurchase program that provides for share repurchases on an ongoing basis to offset dilution resulting from equity awards under the Company's current or future equity compensation plans. The Company announced on February 13, 2014, its intent to repurchase up to 650,000 shares of its common stock in open market transactions through February 2015. This share repurchase program does not obligate us to repurchase any outstanding shares, and the program may be limited or terminated at any time. There is no guarantee as to the exact number of shares that we will repurchase. The Company did not engage in any stock repurchase activity in any of the three fiscal months in the first fiscal quarter ended March 29, 2014. There were 650,000 shares remaining to be purchased at March 29, 2014, under the February 2014 repurchase program.

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

CABELA'S INCORPORATED

Dated:	April 24, 2014	By:	/s/ Thomas L. Millner
Thomas L. Millner
President and Chief Executive Officer

Dated:	April 24, 2014	By:	/s/ Ralph W. Castner
Ralph W. Castner
Executive Vice President and Chief Financial Officer

Exhibit Index

Exhibit Number	Description

31.1	Certification of CEO Pursuant to Rule 13a-14(a) under the Exchange Act

31.2	Certification of CFO Pursuant to Rule 13a-14(a) under the Exchange Act

32.1	Certifications Pursuant to 18 U.S.C. Section 1350

101.INS	XBRL Instance Document	Filed with this report.

101.SCH	XBRL Taxonomy Extension Schema Document	Submitted electronically with this report.

101.CAL	XBRL Taxonomy Calculation Linkbase Document	Submitted electronically with this report.

101.LAB	XBRL Taxonomy Label Linkbase Document	Submitted electronically with this report.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Submitted electronically with this report.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Submitted electronically with this report.