Form 10-Q/A
period 2014-03-29
CABELAS INC
filed 2014-05-05
CIK 1267130

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

EXPLANATORY NOTE

Cabela’s Incorporated is filing this Amendment No. 1 (the "Form 10-Q/A") to its Quarterly Report on Form 10-Q for the quarter ended March 29, 2014 (the "Form 10-Q"), filed with the Securities and Exchange Commission on April 24, 2014, for the sole purpose of correcting an error in the fourth paragraph of the “Results of Operations - Three Months Ended March 29, 2014, Compared to March 30, 2013 -- Operating Income” section of Part I, Item 2 “Management's Discussion and Analysis of Financial Condition and Results of Operations” of the Form 10-Q. Specifically, the third sentence of that paragraph states: “Fees paid under the Intercompany Agreement by the Financial Services segment to these two segments increased $15 million in the three months ended March 29, 2014, compared to the three months ended March 30, 2013; a $15 million increase to the Retail segment and no change to the Direct segment.” This sentence has been corrected to read: “Fees paid under the Intercompany Agreement by the Financial Services segment to these two segments increased $0.5 million in the three months ended March 29, 2014, compared to the three months ended March 30, 2013; a $0.2 million increase to the Retail segment and a $0.3 million increase to the Direct segment.”

No other changes have been made to the Form 10-Q. The Form 10-Q/A continues to speak as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update any related disclosures made in the Form 10-Q.

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

Under an Intercompany Agreement, the Financial Services segment pays to the Retail and Direct business segments a fixed license fee equal to 70 basis points on all originated charge volume of the Cabela's CLUB Visa credit card portfolio. In addition, among other items, the agreement requires the Financial Services segment to reimburse the Retail and Direct segments for certain operating and promotional costs. Fees paid under the Intercompany Agreement by the Financial Services segment to these two segments increased $0.5 million in the three months ended March 29, 2014, compared to the three months ended March 30, 2013; a $0.2 million increase to the Retail segment and a $0.3 million increase to the Direct segment.

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

CABELA'S INCORPORATED

Dated:	May 5, 2014	By:	/s/ Thomas L. Millner
Thomas L. Millner
President and Chief Executive Officer

Dated:	May 5, 2014	By:	/s/ Ralph W. Castner
Ralph W. Castner
Executive Vice President and Chief Financial Officer

Exhibit Index

Exhibit Number	Description

31.1	Certification of CEO Pursuant to Rule 13a-14(a) under the Exchange Act

31.2	Certification of CFO Pursuant to Rule 13a-14(a) under the Exchange Act