Form 10-Q
period 2014-06-28
CABELAS INC
filed 2014-07-25
CIK 1267130

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 28, 2014
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
Common stock, $0.01 par value: 71,059,409 shares as of July 21, 2014

CABELA'S INCORPORATED

FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED JUNE 28, 2014

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

CABELA'S INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Dollars in Thousands Except Earnings Per Share)
(Unaudited)
	Three Months Ended		Six Months Ended
	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013
Revenue:
Merchandise sales	$646,866	$663,684	$1,267,063	$1,375,397
Financial Services revenue	109,364	88,578	207,942	174,350
Other revenue	4,971	4,543	12,019	9,555
Total revenue	761,201	756,805	1,487,024	1,559,302
Cost of revenue:
Merchandise costs (exclusive of depreciation and amortization)	407,450	413,465	814,093	872,092
Cost of other revenue	68	—	1,390	68
Total cost of revenue (exclusive of depreciation and amortization)	407,518	413,465	815,483	872,160

Selling, distribution, and administrative expenses	281,051	275,468	558,056	540,155
Impairment and restructuring charges	641	937	641	937

Operating income	71,991	66,935	112,844	146,050

Interest expense, net	(5,639)	(3,914)	(9,324)	(9,270)
Other non-operating income, net	1,039	1,108	3,141	2,647

Income before provision for income taxes	67,391	64,129	106,661	139,427
Provision for income taxes	23,874	19,584	37,395	45,035
Net income	$43,517	$44,545	$69,266	$94,392

Earnings per basic share	$0.61	$0.63	$0.98	$1.34
Earnings per diluted share	$0.61	$0.62	$0.96	$1.32

Basic weighted average shares outstanding	71,031,019	70,503,889	70,901,515	70,330,817
Diluted weighted average shares outstanding	71,700,006	71,687,776	71,851,184	71,607,333

Refer to notes to unaudited condensed consolidated financial statements.

CABELA'S INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In Thousands)
(Unaudited)
	Three Months Ended		Six Months Ended
	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013

Net income	$43,517	$44,545	$69,266	$94,392
Other comprehensive income (loss):
Unrealized gain (loss) on economic development bonds, net of taxes of $(225), $(1,420), $878, and $(1,018)	(378)	(3,044)	1,469	(2,359)
Cash flow hedges	—	—	—	1
Foreign currency translation adjustments	4,934	(1,264)	1,317	(1,510)
Total other comprehensive income (loss)	4,556	(4,308)	2,786	(3,868)
Comprehensive income	$48,073	$40,237	$72,052	$90,524

Refer to notes to unaudited condensed consolidated financial statements.

CABELA'S INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands Except Par Values)
(Unaudited)
	June 28, 2014	December 28, 2013	June 29, 2013
ASSETS
CURRENT
Cash and cash equivalents	$133,774	$199,072	$345,504
Restricted cash of the Trust	25,789	23,191	19,412
Held-to-maturity investment securities	—	—	135,000
Accounts receivable, net	25,102	42,868	24,243
Credit card loans (includes restricted credit card loans of the Trust of $3,926,700, $3,956,230, and $3,477,891), net of allowance for loan losses of $47,350, $53,110, and $62,500	3,904,938	3,938,630	3,442,685
Inventories	803,079	644,883	696,101
Prepaid expenses and other current assets	90,306	90,438	85,547
Income taxes receivable and deferred income taxes	37,245	47,430	40,090
Total current assets	5,020,233	4,986,512	4,788,582
Property and equipment, net	1,454,130	1,287,545	1,125,591
Economic development bonds	78,429	78,504	79,043
Other assets	45,393	44,303	50,004
Total assets	$6,598,185	$6,396,864	$6,043,220

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT
Accounts payable, including unpresented checks of $8,875, $22,717, and $24,571	$246,452	$261,200	$337,389
Gift instrument, credit card rewards, and loyalty rewards programs	285,892	291,444	254,968
Accrued expenses	133,965	204,073	137,551
Time deposits	248,022	297,645	364,487
Current maturities of secured variable funding obligations of the Trust	—	50,000	—
Current maturities of secured long-term obligations of the Trust	255,000	—	—
Current maturities of long-term debt	8,426	8,418	8,410
Deferred income taxes, current	2,584	—	—
Total current liabilities	1,180,341	1,112,780	1,102,805
Long-term time deposits	593,005	771,717	825,023
Secured long-term obligations of the Trust	2,452,250	2,452,250	2,154,750
Long-term debt, less current maturities	547,674	322,647	374,854
Deferred income taxes	1,606	3,118	13,401
Other long-term liabilities	138,947	128,018	101,539

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Preferred stock, $0.01 par value; Authorized – 10,000,000 shares; Issued – none	—	—	—
Common stock, $0.01 par value:
Class A Voting, Authorized – 245,000,000 shares
Issued – 71,037,162, 70,630,866, and 70,563,558 shares
Outstanding – 71,037,162, 70,630,866, and 70,549,821 shares	710	706	706
Additional paid-in capital	352,507	346,535	338,397
Retained earnings	1,330,083	1,260,817	1,130,819
Accumulated other comprehensive income (loss)	1,062	(1,724)	1,674
Treasury stock, at cost – 13,737 shares at June 29, 2013	—	—	(748)
Total stockholders’ equity	1,684,362	1,606,334	1,470,848
Total liabilities and stockholders’ equity	$6,598,185	$6,396,864	$6,043,220
Refer to notes to unaudited condensed consolidated financial statements.

CABELA'S INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(Unaudited)
	Six Months Ended
	June 28, 2014	June 29, 2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$69,266	$94,392
Adjustments to reconcile net income to net cash flows by operating activities:
Depreciation and amortization	53,245	43,896
Impairment and restructuring charges	641	937
Stock-based compensation	8,565	7,313
Deferred income taxes	2,540	2,482
Provision for loan losses	23,028	24,626
Other, net	(30)	(300)
Change in operating assets and liabilities, net:
Accounts receivable	17,881	22,187
Credit card loans originated from internal operations, net	80,488	68,063
Inventories	(157,568)	(143,526)
Prepaid expenses and other current assets	(1,839)	44,558
Accounts payable and accrued expenses	(63,514)	3,893
Gift instrument, credit card rewards, and loyalty rewards programs	(5,519)	(7,684)
Other long-term liabilities	11,810	6,434
Income taxes receivable	7,920	15,441
Net cash provided by operating activities	46,914	182,712

CASH FLOWS FROM INVESTING ACTIVITIES:
Property and equipment additions	(226,931)	(135,416)
Purchases of held-to-maturity investment securities	—	(135,000)
Change in credit card loans originated externally, net	(69,824)	(37,902)
Proceeds from retirement and maturity of economic development bonds	2,422	2,621
Change in restricted cash of the Trust, net	(2,598)	(2,120)
Other investing changes, net	(41)	(1,603)
Net cash used in investing activities	(296,972)	(309,420)

CASH FLOWS FROM FINANCING ACTIVITIES:
Change in unpresented checks net of bank balances	(13,842)	(4,357)
Change in time deposits, net	(228,335)	141,492
Borrowings on secured obligations of the Trust	265,000	937,250
Repayments on secured obligations of the Trust	(60,000)	(935,000)
Borrowings on revolving credit facilities and inventory financing	936,680	219,703
Repayments on revolving credit facilities and inventory financing	(703,608)	(164,690)
Payments on long-term debt	(8,278)	(8,270)
Exercise of employee stock options and employee stock purchase plan issuances, net	(4,158)	2,459
Excess tax benefits from exercise of employee stock options	1,916	3,769
Purchase of treasury stock	—	(8,893)
Other financing changes, net	(2)	(1)
Net cash provided by financing activities	185,373	183,462

Effect of exchange rates on cash and cash equivalents	(613)	—

Net change in cash and cash equivalents	(65,298)	56,754
Cash and cash equivalents, at beginning of period	199,072	288,750
Cash and cash equivalents, at end of period	$133,774	$345,504
Refer to notes to unaudited condensed consolidated financial statements.

CABELA'S INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Dollars in Thousands)
(Unaudited)
	Common Stock Shares	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total

Balance, beginning of 2013	70,545,558	$705	$351,161	$1,036,427	$5,542	$(17,856)	$1,375,979
Net income	—	—	—	94,392	—	—	94,392
Other comprehensive loss	—	—	—	—	(3,868)	—	(3,868)
Common stock repurchased	—	—	—	—	—	(8,893)	(8,893)
Stock-based compensation	—	—	7,010	—	—	—	7,010
Exercise of employee stock options and tax withholdings on share-based payment awards	18,000	1	(23,543)	—	—	26,001	2,459
Excess tax benefit on employee stock option exercises	—	—	3,769	—	—	—	3,769
Balance at June 29, 2013	70,563,558	$706	$338,397	$1,130,819	$1,674	$(748)	$1,470,848

Balance, beginning of 2014	70,630,866	$706	$346,535	$1,260,817	$(1,724)	$—	$1,606,334
Net income	—	—	—	69,266	—	—	69,266
Other comprehensive income	—	—	—	—	2,786	—	2,786
Stock-based compensation	—	—	8,218	—	—	—	8,218
Exercise of employee stock options and tax withholdings on share-based payment awards	406,296	4	(4,162)	—	—	—	(4,158)
Excess tax benefit on employee stock option exercises	—	—	1,916	—	—	—	1,916
Balance at June 28, 2014	71,037,162	$710	$352,507	$1,330,083	$1,062	$—	$1,684,362
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

Cash and Cash Equivalents – Cash and cash equivalents of the Financial Services segment were $91,119, $94,112, and $282,753 at June 28, 2014, December 28, 2013, and June 29, 2013, respectively. Due to regulatory restrictions on WFB, the Company cannot use WFB's cash for non-banking operations.

Reporting Periods – Unless otherwise stated, the fiscal periods referred to in the notes to these condensed consolidated financial statements are the 13 weeks ended June 28, 2014 (“three months ended June 28, 2014”), the 13 weeks ended June 29, 2013 (“three months ended June 29, 2013”), the 26 weeks ended June 28, 2014 ("six months ended June 28, 2014"), the 26 weeks ended June 29, 2013 ("six months ended June 29, 2013"), and the 52 weeks ended December 28, 2013 ("year ended 2013"). WFB follows a calendar fiscal period and, accordingly, the respective three and six month periods ended on June 30, 2014 and 2013, and the fiscal year ended on December 31, 2013.

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

The following table presents the components of the consolidated assets and liabilities of the Trust at the periods ended:

	June 28, 2014	December 28, 2013	June 29, 2013
Consolidated assets:
Restricted credit card loans, net of allowance of $47,200, $52,820, and $62,200	$3,879,500	$3,903,410	$3,415,691
Restricted cash	25,789	23,191	19,412
Total	$3,905,289	$3,926,601	$3,435,103

Consolidated liabilities:
Secured variable funding obligations	$—	$50,000	$—
Secured long-term obligations	2,707,250	2,452,250	2,154,750
Interest due to third party investors	1,942	1,904	1,691
Total	$2,709,192	$2,504,154	$2,156,441

3.    CREDIT CARD LOANS AND ALLOWANCE FOR LOAN LOSSES

The following table reflects the composition of the credit card loans at the periods ended:

	June 28, 2014	December 28, 2013	June 29, 2013

Restricted credit card loans of the Trust (restricted for repayment of secured obligations of the Trust)	$3,926,700	$3,956,230	$3,477,891
Unrestricted credit card loans	21,030	29,619	22,592
Total credit card loans	3,947,730	3,985,849	3,500,483
Allowance for loan losses	(47,350)	(53,110)	(62,500)
Deferred credit card origination costs	4,558	5,891	4,702
Credit card loans, net	$3,904,938	$3,938,630	$3,442,685

CABELA'S INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands Except Share and Per Share Amounts)
(Unaudited)

Allowance for Loan Losses:
The following table reflects the activity in the allowance for loan losses by credit card segment for the periods presented:

	Three Months Ended
	June 28, 2014			June 29, 2013
	Credit Card Loans	Restructured Credit Card Loans	Total Credit Card Loans	Credit Card Loans	Restructured Credit Card Loans	Total Credit Card Loans

Balance, beginning of period	$42,790	$8,220	$51,010	$43,700	$21,000	$64,700
Provision for loan losses	9,146	1,168	10,314	11,259	592	11,851

Charge-offs	(15,143)	(3,512)	(18,655)	(15,044)	(3,604)	(18,648)
Recoveries	3,647	1,034	4,681	3,585	1,012	4,597
Net charge-offs	(11,496)	(2,478)	(13,974)	(11,459)	(2,592)	(14,051)
Balance, end of period	$40,440	$6,910	$47,350	$43,500	$19,000	$62,500

	Six Months Ended
	June 28, 2014			June 29, 2013
	Credit Card Loans	Restructured Credit Card Loans	Total Credit Card Loans	Credit Card Loans	Restructured Credit Card Loans	Total Credit Card Loans

Balance, beginning of period	$44,660	$8,450	$53,110	$42,600	$23,000	$65,600
Provision for loan losses	19,113	3,915	23,028	23,948	678	24,626

Charge-offs	(31,053)	(7,567)	(38,620)	(30,053)	(6,895)	(36,948)
Recoveries	7,720	2,112	9,832	7,005	2,217	9,222
Net charge-offs	(23,333)	(5,455)	(28,788)	(23,048)	(4,678)	(27,726)
Balance, end of period	$40,440	$6,910	$47,350	$43,500	$19,000	$62,500
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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands Except Share and Per Share Amounts)
(Unaudited)

The table below provides information on current, non-accrual, past due, and restructured credit card loans by class using the respective quarter FICO score at the periods ended:

June 28, 2014:	FICO Score of Credit Card Loans Segment			Restructured Credit Card Loans Segment (1)
	691 and Below	692 - 758	759 and Above		Total
Credit card loan status:
Current	$525,149	$1,300,958	$2,012,935	$32,112	$3,871,154
1 to 29 days past due	20,753	14,279	14,245	3,367	52,644
30 to 59 days past due	7,083	1,470	918	1,363	10,834
60 or more days past due	10,453	280	68	2,297	13,098
Total past due	38,289	16,029	15,231	7,027	76,576
Total credit card loans	$563,438	$1,316,987	$2,028,166	$39,139	$3,947,730

90 days or more past due and still accruing	$5,244	$40	$15	$1,079	$6,378
Non-accrual	—	—	—	5,315	5,315

December 28, 2013:	FICO Score of Credit Card Loans Segment			Restructured Credit Card Loans Segment (1)
	691 and Below	692 - 758	759 and Above		Total
Credit card loan status:
Current	$527,202	$1,299,982	$2,047,424	$34,444	$3,909,052
1 to 29 days past due	20,702	13,421	12,953	3,962	51,038
30 to 59 days past due	7,013	1,229	296	1,641	10,179
60 or more days past due	12,445	184	31	2,920	15,580
Total past due	40,160	14,834	13,280	8,523	76,797
Total credit card loans	$567,362	$1,314,816	$2,060,704	$42,967	$3,985,849

90 days or more past due and still accruing	$6,637	$36	$17	$1,381	$8,071
Non-accrual	—	—	—	5,381	5,381

June 29, 2013:	FICO Score of Credit Card Loans Segment			Restructured Credit Card Loans Segment (1)
	691 and Below	692 - 758	759 and Above		Total
Credit card loan status:
Current	$468,396	$1,157,053	$1,768,415	$39,168	$3,433,032
1 to 29 days past due	18,148	12,297	11,304	4,047	45,796
30 to 59 days past due	6,019	1,037	250	1,572	8,878
60 or more days past due	10,102	226	9	2,440	12,777
Total past due	34,269	13,560	11,563	8,059	67,451
Total credit card loans	$502,665	$1,170,613	$1,779,978	$47,227	$3,500,483

90 days or more past due and still accruing	$5,061	$11	$6	$1,091	$6,169
Non-accrual	—	—	—	5,685	5,685

(1)	Specific allowance for loan losses of $6,910 at June 28, 2014, $8,450 at December 28, 2013, and $19,000 at June 29, 2013, are included in allowance for loan losses.

CABELA'S INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands Except Share and Per Share Amounts)
(Unaudited)

4.     SECURITIES

Securities consisted of the following for the periods ended:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
June 28, 2014:
Available-for-sale securities:
Economic development bonds	$68,650	$9,969	$(190)	$78,429

December 28, 2013:
Available-for-sale securities:
Economic development bonds	$71,072	$7,432	$—	$78,504

June 29, 2013:
Available-for-sale securities:
Economic development bonds	$71,924	$7,119	$—	$79,043

Held-to-maturity securities:
U.S. government agency (1)	$135,000	$—	$(20)	$134,980

(1)
Represents U. S. government agency held-to-maturity securities held by the Financial Services segment and available for utilization only by the Financial Services segment pursuant to regulatory restrictions.

The carrying value and fair value of these securities classified by estimated maturity based on expected future cash flows at June 28, 2014, were as follows:

	Amortized Cost	Fair Value

For the six months ending December 27, 2014	$1,215	$1,608
For the fiscal years ending:
2015	2,321	2,929
2016	2,644	3,299
2017	2,564	3,074
2018	3,028	3,578
2019 - 2023	22,800	26,452
2024 and thereafter	34,078	37,489
Totals	$68,650	$78,429
Interest earned on the securities totaled $2,000 and $2,068 in the six months ended June 28, 2014, and June 29, 2013, respectively. There were no realized gains or losses on these securities in the six months ended June 28, 2014, or June 29, 2013.

CABELA'S INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands Except Share and Per Share Amounts)
(Unaudited)

5.    BORROWINGS OF FINANCIAL SERVICES SEGMENT

The Trust issues fixed and floating (variable) rate term securitizations, which are considered secured obligations backed by restricted credit card loans. A summary of the secured fixed and variable rate long-term obligations of the Trust by series, the expected maturity dates, and the respective weighted average interest rates are presented in the following tables at the periods ended:

June 28, 2014:
Series	Expected Maturity Date	Fixed Rate Obligations	Interest Rate	Variable Rate Obligations	Interest Rate	Total Obligations	Interest Rate

Series 2010-I	January 2015	$—	—%	$255,000	1.60%	$255,000	1.60%
Series 2010-II	September 2015	127,500	2.29	85,000	0.85	212,500	1.71
Series 2011-II	June 2016	155,000	2.39	100,000	0.75	255,000	1.75
Series 2011-IV	October 2016	165,000	1.90	90,000	0.70	255,000	1.48
Series 2012-I	February 2017	275,000	1.63	150,000	0.68	425,000	1.30
Series 2012-II	June 2017	300,000	1.45	125,000	0.63	425,000	1.21
Series 2013-I	February 2023	327,250	2.71	—	—	327,250	2.71
Series 2013-II	August 2018	100,000	2.17	197,500	0.80	297,500	1.26
Series 2014-I	March 2017	—	—	255,000	0.50	255,000	0.50

Secured long-term obligations of the Trust		1,449,750		1,257,500		2,707,250
Less current maturities		—		(255,000)		(255,000)
Secured long-term obligations of the Trust, less current maturities		$1,449,750		$1,002,500		$2,452,250

December 28, 2013:
Series	Expected Maturity Date	Fixed Rate Obligations	Interest Rate	Variable Rate Obligations	Interest Rate	Total Obligations	Interest Rate

Series 2010-I	January 2015	$—	—%	$255,000	1.62%	$255,000	1.62%
Series 2010-II	September 2015	127,500	2.29	85,000	0.87	212,500	1.72
Series 2011-II	June 2016	155,000	2.39	100,000	0.77	255,000	1.75
Series 2011-IV	October 2016	165,000	1.90	90,000	0.72	255,000	1.48
Series 2012-I	February 2017	275,000	1.63	150,000	0.70	425,000	1.30
Series 2012-II	June 2017	300,000	1.45	125,000	0.65	425,000	1.21
Series 2013-I	February 2023	327,250	2.71	—	—	327,250	2.71
Series 2013-II	August 2018	100,000	2.17	197,500	0.82	297,500	1.27

Secured long-term obligations of the Trust		$1,449,750		$1,002,500		$2,452,250

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

The Trust sold asset-backed notes of $300,000 (Series 2014-I) on March 25, 2014. The Series 2014-I securitization transaction included the issuance of $255,000 Class A notes and three subordinated classes of notes in the aggregate principal amount of $45,000. The Financial Services segment retained each of the subordinated classes of notes which were eliminated in the preparation of our condensed consolidated financial statements. Each class of notes issued in the Series 2014-I securitization transaction has an expected life of approximately three years and a contractual maturity of approximately six years. This securitization transaction will be used to fund the growth in restricted credit card loans, maturities of time deposits, and future obligations of the Trust.

The Trust also issues variable funding facilities which are considered secured obligations backed by restricted credit card loans. The Trust renewed one of its variable funding facilities on March 27, 2014, for an additional three years and increased the commitment from $350,000 to $500,000. At June 28, 2014, the Trust had three variable funding facilities with $1,025,000 in total capacity and no amounts outstanding. The variable funding facilities are scheduled to mature in March of 2015, 2016, and 2017. Each of these variable funding facilities includes an option to renew subject to certain terms and conditions. Variable rate note interest is priced at a benchmark rate, London Interbank Offered Rate, or commercial paper rate, plus a spread, which ranges from 0.50% to 0.85%. The variable rate notes provide for a fee ranging from 0.25% to 0.40% on the unused portion of the facilities. During the six months ended June 28, 2014, and June 29, 2013, the daily average balance outstanding on these notes was $2,099 and $50,442, with a weighted average interest rate of 0.75% and 0.78%, respectively.

The Financial Services segment has unsecured federal funds purchase agreements with two financial institutions. The maximum amount that can be borrowed is $85,000. There were no amounts outstanding at June 28, 2014, December 28, 2013, or June 29, 2013. During the six months ended June 28, 2014, there was no daily average balance outstanding. During the six months ended June 29, 2013, the daily average balance outstanding was $14 with a weighted average rate of 0.75%.

CABELA'S INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands Except Share and Per Share Amounts)
(Unaudited)

6.     LONG-TERM DEBT AND CAPITAL LEASES

Long-term debt, including revolving credit facilities and capital leases, consisted of the following at the periods ended:

	June 28, 2014	December 28, 2013	June 29, 2013

Unsecured revolving credit facility	$232,500	$2,932	$55,000
Unsecured notes due 2016 with interest at 5.99%	215,000	215,000	215,000
Unsecured senior notes due 2017 with interest at 6.08%	60,000	60,000	60,000
Unsecured senior notes due 2015-2018 with interest at 7.20%	32,572	40,714	40,714
Unsecured $20 million Canadian revolving credit facility	3,745	—	—
Capital lease obligations payable through 2036	12,283	12,419	12,550
Total debt	556,100	331,065	383,264
Less current portion of debt	(8,426)	(8,418)	(8,410)
Long-term debt, less current maturities	$547,674	$322,647	$374,854

On June 18, 2014, the Company amended its credit agreement which now provides for an unsecured $775,000 revolving credit facility and permits the issuance of letters of credit up to $75,000 and swing line loans up to $30,000. The credit agreement formerly provided for a $415,000 revolving credit facility with the issuance of letters of credit up to $100,000 and a $20,000 limit on swing line loans. The credit facility may be increased to $800,000 subject to certain terms and conditions. The term of the credit facility, which formerly expired on November 2, 2016, now expires on June 18, 2019.
During the six months ended June 28, 2014, and June 29, 2013, the daily average principal balance outstanding on the line of credit was $42,633 and $20,904, respectively, and the weighted average interest rate was 1.51% and 1.45%, respectively. Letters of credit and standby letters of credit totaling $38,112 and $35,950 were outstanding at June 28, 2014, and June 29, 2013, respectively. The daily average outstanding amount of total letters of credit during the six months ended June 28, 2014, and June 29, 2013, was $20,313 and $20,785, respectively.
During the term of the $775,000 revolving credit facility, the Company is required to pay a quarterly commitment fee, which ranges from 0.15% to 0.25% (previously 0.30% before the credit agreement was amended) of the average daily unused principal balance on the line of credit. Interest on each base rate advance on this credit facility is equal to the alternate base rate, as defined, plus the applicable margin, as defined. The applicable margin is the percentage rate that is applicable at such time with respect to advances as set forth in the pricing schedule, a stratified interest rate schedule based on the Company's leverage ratio, as defined. Interest on each Eurocurrency advance on this credit facility is equal to the Eurocurrency base rate, as defined, plus the applicable margin, as defined. The applicable margin is the percentage rate that is applicable at such time with respect to advances as set forth in the pricing schedule, a stratified interest rate schedule based on the Company's leverage ratio, as defined.
The credit agreement requires that Cabela’s comply with certain financial and other customary covenants, including:

•	a fixed charge coverage ratio (as defined) of no less than 2.00 to 1 as of the last day of any fiscal quarter for the most recently ended four fiscal quarters (as defined);

•	a leverage ratio (as defined) of no more than 3.00 to 1 as of the last day of any fiscal quarter; and

•	a minimum consolidated net worth standard (as defined) as of the last day of each fiscal quarter (previously "at all times" before the credit agreement was amended).

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

CABELA'S INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands Except Share and Per Share Amounts)
(Unaudited)

At June 28, 2014, the Company was in compliance with the financial covenant requirements of its $775,000 credit agreement with a fixed charge coverage ratio of 8.51 to 1 (minimum requirement is 2.00 to 1), a leverage ratio of 1.10 to 1 (requirement is no more than 3.00 to 1), and a consolidated net worth that was $566,604 in excess of the minimum. At June 28, 2014, the Company was in compliance with all financial covenants under its credit agreements and unsecured notes. We anticipate that we will continue to be in compliance with all financial covenants under our credit agreements and unsecured notes through at least the next 12 months.

7.     IMPAIRMENT AND RESTRUCTURING CHARGES
Impairment and restructuring charges consisted of the following for the periods ended:

	Three and Six Months Ended June 28, 2014	Three and Six Months Ended June 29, 2013
Impairment losses relating to:
Property, equipment, and other assets	$—	$937
Other property	—	—
	—	937
Restructuring charges for severance and related benefits	641	—
Total	$641	$937
Long-lived assets of the Company are evaluated for possible impairment whenever events or changes in circumstances may indicate that the carrying value of an asset may not be recoverable. During the three and six months ended June 28, 2014, and June 29, 2013, the Company evaluated the recoverability of certain property, equipment, and economic development bonds.
Canada Distribution Center:
On June 11, 2014, the Company announced the transition to a third-party logistics provider for its distribution needs in Canada. Therefore, we anticipate closing our distribution center in Winnipeg, Manitoba, in March 2015. The third-party logistics provider will begin processing Canada merchandise in a Calgary, Alberta, distribution center in September 2014. Accordingly, in the three and six months ended June 28, 2014, the Company recognized a restructuring charge related to employee severance agreements and termination benefits totaling $641. This restructuring charge was recorded to the Corporate Overhead and Other segment.

Retail Store Properties:
In the three and six months ended June 29, 2013, the Company recognized an impairment loss totaling $937 related to the store closure of our former Winnipeg, Manitoba, Canada, retail site. The impairment loss of $937 included leasehold improvements write-offs as well as lease cancellation and restoration costs. This impairment loss was recorded to the Retail segment ($820) and the Corporate Overhead and Other segment ($117).

Local economic trends, government regulations, and other restrictions where we own properties may impact management projections that could change undiscounted cash flows in future periods which could trigger possible future write downs.

CABELA'S INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands Except Share and Per Share Amounts)
(Unaudited)

8.     INCOME TAXES

A reconciliation of the statutory federal income tax rate to the effective income tax rate was as follows for the periods presented.

	Three Months Ended		Six Months Ended
	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013

Statutory federal rate	35.0%	35.0%	35.0%	35.0%
State income taxes, net of federal tax benefit	2.0	1.3	1.9	1.3
Other nondeductible items	0.3	0.3	0.3	0.2
Tax exempt interest income	(0.5)	(0.4)	(0.5)	(0.4)
Rate differential on foreign income	(0.8)	(5.4)	(0.7)	(3.7)
Change in unrecognized tax benefits	(1.9)	0.4	(1.7)	0.4
Other, net	1.3	(0.7)	0.8	(0.5)
Effective income tax rate	35.4%	30.5%	35.1%	32.3%
As of June 28, 2014, cash and cash equivalents held by our foreign subsidiaries totaled $38,017. Our intent is to permanently reinvest these funds outside the United States for capital expansion. Based on the Company's current projected capital needs and the current amount of cash and cash equivalents held by our foreign subsidiaries, we do not anticipate incurring any material tax costs beyond our accrued tax position in connection with any repatriation, but we may be required to accrue for unanticipated additional tax costs in the future if our expectations or the amount of cash held by our foreign subsidiaries change.
Prior to 2013, the Company paid a total of $53,418 as deposits for federal taxes related to prior period uncertain tax positions. The deposits were classified as a current asset netted within income taxes receivable and deferred income taxes in the condensed consolidated balance sheet.

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
The balance of unrecognized tax benefits, classified as other long-term liabilities in the condensed consolidated balance sheet, totaled $72,873, $64,800, and $42,684 at June 28, 2014, December 28, 2013, and June 29, 2013, respectively. The changes comparing the respective periods were due primarily to our assessments of uncertain tax positions related to prior period tax positions. Since the Company is routinely under audit by various taxing authorities, and the Company expects to resolve the tax issues at appeals for the 2007 and 2008 examination years in 2014, it is reasonably possible that the amount of unrecognized tax benefits will change during the next 12 months. However, we do not expect the change, if any, to have a material effect on the Company's consolidated financial condition or results of operations within the next 12 months.

CABELA'S INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands Except Share and Per Share Amounts)
(Unaudited)

9.     COMMITMENTS AND CONTINGENCIES

The Company leases various buildings, computer and other equipment, and storage space under operating leases which expire on various dates through January 2041. Rent expense on these leases as well as other month to month rentals was $3,755 and $7,903 in the three and six months ended June 28, 2014, compared to $3,496 and $6,888 in the three and six months ended June 29, 2013.
The following is a schedule of future minimum rental payments under operating leases at June 28, 2014:

For the six months ending December 27, 2014	$10,779
For the fiscal years ending:
2015	22,286
2016	22,664
2017	22,205
2018	28,673
Thereafter	297,918
Total	$404,525
The Company leases 21 of its retail store sites. Certain of these leases include tenant allowances that are amortized over the life of the lease. The Company received $3,493 in tenant allowances in the six months ended June 28, 2014, and received $4,200 in tenant allowances during the six months ended June 29, 2013. The Company expects to receive $4,000 in tenant allowances under leases during 2014. Certain leases require the Company to pay contingent rental amounts based on a percentage of sales, in addition to real estate taxes, insurance, maintenance, and other operating expenses associated with the leased premises. These leases have terms which include renewal options ranging from 10 to 70 years.

The Company has entered into real estate purchase, construction, and/or economic incentive agreements for various new retail store site locations. At June 28, 2014, the Company estimated it had total cash commitments of approximately $464,256 outstanding for projected expenditures related to the development, construction, and completion of new retail stores and a new distribution center. This amount excludes any estimated costs associated with new stores where the Company does not have a commitment as of June 28, 2014. We expect to fund these estimated capital expenditures over the next 12 months with cash generated from operations and borrowings.
Under various grant programs, state or local governments provide funding for certain costs associated with developing and opening a new retail store. The Company generally receives grant funding in exchange for commitments, such as assurance of agreed employment and wage levels at the retail store or that the retail store will remain open, made by the Company to the state or local government providing the funding. The commitments typically phase out over approximately five to 10 years. If the Company failed to maintain the commitments during the applicable period, the funds received may have to be repaid or other adverse consequences may arise, which could affect the Company's cash flows and profitability. At June 28, 2014, the total amount of grant funding subject to a specific contractual remedy was $44,348. No grant funding was received in the six months ended June 28, 2014. At June 28, 2014, December 28, 2013, and June 29, 2013, the amount the Company had recorded in liabilities in the condensed consolidated balance sheets relating to these grants was $23,123, $22,536, and $6,785, respectively.

The Company operates an open account document instructions program, which provides for Cabela's-issued letters of credit. We had obligations to pay participating vendors $83,902, $48,409, and $71,927 at June 28, 2014, December 28, 2013, and June 29, 2013, respectively.

CABELA'S INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands Except Share and Per Share Amounts)
(Unaudited)

The Financial Services segment enters into financial instruments with off-balance sheet risk in the normal course of business through the origination of unsecured credit card loans. Unsecured credit card accounts are commitments to extend credit and totaled $28,686,000, $25,255,000, and $24,736,000 at June 28, 2014, December 28, 2013, and June 29, 2013, respectively. These commitments are in addition to any current outstanding balances of a cardholder. Unsecured credit card loans involve, to varying degrees, elements of credit risk in excess of the amount recognized in the condensed consolidated balance sheets. The principal amounts of these instruments reflect the Financial Services segment's maximum related exposure. The Financial Services segment has not experienced and does not anticipate that all customers will exercise the entire available line of credit at any given point in time. The Financial Services segment has the right to reduce or cancel the available lines of credit at any time.

Visa Litigation Settlement – In June 2005, a number of entities, each purporting to represent a class of retail merchants, sued Visa and several member banks, and other credit card associations, alleging, among other things, that Visa and its member banks violated United States antitrust laws by conspiring to fix the level of interchange fees. In July 2012, the parties to this litigation entered into a settlement agreement to resolve the claims brought by the class members. On December 13, 2013, the settlement received final court approval. The settlement agreement required, among other things, (i) the distribution to class merchants of an amount equal to 10 basis points of default interchange across all credit rate categories for a period of eight consecutive months, which otherwise would have been paid to issuers like WFB, (ii) Visa to change its rules to allow merchants to charge a surcharge on credit card transactions subject to a cap, and (iii) Visa to meet with merchant buying groups that seek to negotiate interchange rates collectively. To date, WFB has not been named as a defendant in any credit card industry lawsuits. During the three months ended June 28, 2014, the remaining related liability of $951 was settled. Therefore, at June 28, 2014, no liability was outstanding for this settlement compared to $4,687 at December 28, 2013, and $11,300 at June 29, 2013.
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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands Except Share and Per Share Amounts)
(Unaudited)

10.     STOCK-BASED COMPENSATION PLANS AND EMPLOYEE BENEFIT PLANS

Stock-Based Compensation – The Company recognized total stock-based compensation expense of $4,501 and $8,565 for the three and six months ended June 28, 2014, and $3,820 and $7,313 for the three and six months ended June 29, 2013. Compensation expense related to the Company's stock-based payment awards is recognized in selling, distribution, and administrative expenses in the condensed consolidated statements of income. At June 28, 2014, the total unrecognized deferred stock-based compensation balance for all equity awards issued, net of expected forfeitures, was $32,791, net of tax, which is expected to be amortized over a weighted average period of 3.0 years.

2013 Stock Plan – The Cabela's Incorporated 2013 Stock Plan (the "2013 Stock Plan"), which replaced the Company's 2004 Stock Plan, provides for the grant of incentive stock options, non-statutory stock options ("NSOs"), stock appreciation rights, performance stock, performance units, restricted stock, and restricted stock units to employees and consultants. Non-employee directors are eligible to receive any type of award offered under the 2013 Stock Plan except incentive stock options. Awards granted under the 2013 Stock Plan have a term of no greater than ten years from the grant date and become exercisable under the vesting schedule determined at the time of grant. As of June 28, 2014, the maximum number of shares available for awards under the 2013 Stock Plan was 3,324,431.

As of June 28, 2014, there were 2,790,873 awards outstanding under the 2004 Stock Plan and 675,569 awards outstanding under the 2013 Stock Plan. To the extent available, we will issue treasury shares for the exercise of stock options before issuing new shares.
Option Awards – On February 3, 2014, the Company granted 5,000 NSOs to a non-employee director at an exercise price of $63.60 per share. These options have an eight-year term and vest over one year. During the six months ended June 28, 2014, there were 194,905 NSOs granted to employees at an exercise price of $66.32 per share. These options have an eight-year term and vest over four years. In addition, on March 2, 2014, the Company also issued 64,000 premium-priced NSOs to its President and Chief Executive Officer at an exercise price of $76.27 (which was equal to 115% of the closing price of the Company's common stock on the New York Stock Exchange on February 28, 2014). The premium-priced NSOs vest in three equal annual installments beginning on March 2, 2017, and expire on March 2, 2022.

On June 5, 2014, the Company granted 35,000 NSOs to non-employee directors under the 2013 Stock plan at an exercise price of $61.23 per share. These options have an eight-year term and vest over one year.

During the six months ended June 28, 2014, there were 239,243 options exercised. The aggregate intrinsic value of awards exercised was $15,979 and $15,481 during the six months ended June 28, 2014, and June 29, 2013, respectively. Based on the Company's closing stock price of $61.52 at June 28, 2014, the total number of in-the-money awards exercisable as of June 28, 2014, was 1,953,057.

Nonvested Stock and Stock Unit Awards – During the six months ended June 28, 2014, the Company issued 289,855 units of nonvested stock to employees at a fair value of $66.32 per unit. These nonvested stock units vest evenly over four years on the grant date anniversary based on the passage of time. On March 2, 2014, the Company also issued 51,050 units of performance-based restricted stock units to certain executives at a fair value of $66.32 per unit. These performance-based restricted stock units will begin vesting in four equal annual installments on March 2, 2015, if the performance criteria are achieved.

On June 5, 2014, the Company granted 409 units of nonvested stock to a non-employee director of WFB under the 2013 Stock Plan at a fair value of $61.23 per unit. These nonvested stock units vest over one year.

Employee Stock Purchase Plan – During the six months ended June 28, 2014, there were 36,403 shares issued under the Cabela's Incorporated 2013 Employee Stock Purchase Plan (the "2013 ESPP"). As of June 28, 2014, there were 1,933,782 shares of common stock authorized and available for issuance under the 2013 ESPP.

CABELA'S INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands Except Share and Per Share Amounts)
(Unaudited)

11.	STOCKHOLDERS' EQUITY AND DIVIDEND RESTRICTIONS

Retained Earnings – The most significant restrictions on the payment of dividends are contained within the covenants under the Company's revolving credit and unsecured senior notes purchase agreements. Also, Nebraska banking laws govern the amount of dividends that WFB can pay to Cabela's. In April 2014, WFB paid a $40,000 dividend to Cabela's. At June 28, 2014, the Company had unrestricted retained earnings of $229,377 available for dividends. However, the Company has never declared or paid any cash dividends on its common stock, and does not anticipate paying any cash dividends in the foreseeable future.

Accumulated Other Comprehensive Income (Loss) – The components of accumulated other comprehensive income (loss), net of related taxes, are as follows for the periods ended:

	June 28, 2014	December 28, 2013	June 29, 2013

Accumulated net unrealized holding gains on economic development bonds	$6,151	$4,682	$4,464
Cumulative foreign currency translation adjustments	(5,089)	(6,406)	(2,790)
Total accumulated other comprehensive income (loss)	$1,062	$(1,724)	$1,674

Treasury Stock – The Company announced on February 13, 2014, its intent to repurchase up to 650,000 shares of its common stock in open market transactions through February 2015. There is no guarantee as to the exact number of shares that we will repurchase. During the three and six months ended June 28, 2014, there were no shares repurchased. There were 650,000 shares remaining to be purchased at June 28, 2014, under the February 2014 repurchase program.

The following table reconciles the Company's treasury stock activity for the periods presented.

	Three Months Ended		Six Months Ended
	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013

Balance, beginning of period	—	51,495	—	492,414
Purchase of treasury stock at cost	—	91,540	—	163,740
Treasury shares issued on exercise of stock options and share-based payment awards	—	(129,298)	—	(642,417)
Balance, end of period	—	13,737	—	13,737

CABELA'S INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands Except Share and Per Share Amounts)
(Unaudited)

12.     EARNINGS PER SHARE

The following table reconciles the weighted average number of shares utilized in the earnings per share calculations for the periods presented.

	Three Months Ended		Six Months Ended
	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013

Common shares – basic	71,031,019	70,503,889	70,901,515	70,330,817
Effect of incremental dilutive securities:
Stock options, nonvested stock units, and employee stock purchase plans	668,987	1,183,887	949,669	1,276,516
Common shares – diluted	71,700,006	71,687,776	71,851,184	71,607,333

Stock options outstanding and nonvested stock units issued considered anti-dilutive excluded from calculation	655,780	7,582	443,841	3,791

13.     SUPPLEMENTAL CASH FLOW INFORMATION

The following table sets forth non-cash financing and investing activities and other cash flow information for the six months ended:

	June 28, 2014	June 29, 2013
Non-cash financing and investing activities:
Accrued property and equipment additions (1)	$26,084	$31,808
Depreciation adjustment reducing deferred grant income	(831)	—

Other cash flow information:
Interest paid (2)	$39,629	$34,994
Capitalized interest	(4,216)	(1,739)
Interest paid, net of capitalized interest	$35,413	$33,255
Income taxes paid, net of refunds	$14,812	$18,326

(1)	Accrued property and equipment additions are recognized in the condensed consolidated statements of cash flows in the period they are paid.

(2)	Includes interest from the Financial Services segment totaling $31,876 and $29,397, respectively.

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

Segment assets are those directly used in or clearly allocable to an operating segment’s operations. Depreciation, amortization, and property and equipment expenditures are recognized in each respective segment. Major assets by segment include:

•
Retail segment – inventory in the retail stores, land, buildings, fixtures, and leasehold improvements, and goodwill. The balance of goodwill in the Retail segment totaled $3,288, $3,295, and $3,340 at June 28, 2014, December 28, 2013, and June 29, 2013, respectively. The change in the carrying value of goodwill between periods was due to foreign currency adjustments.

•	Direct segment – fixed assets and deferred catalog costs.

•
Financial Services segment – cash, credit card loans, restricted cash, receivables, fixtures, and other assets. Cash and cash equivalents of the Financial Services segment were $91,119, $94,112, and $282,753 at June 28, 2014, December 28, 2013, and June 29, 2013, respectively.

•
Corporate Overhead and Other segment – corporate headquarters and facilities, merchandise distribution inventory, shared technology infrastructure and related information technology systems, corporate cash and cash equivalents, economic development bonds, prepaid expenses, deferred income taxes, and other corporate long-lived assets.

Under an Intercompany Agreement, the Financial Services segment pays to the Retail and Direct segments a fixed license fee that includes 70 basis points on all originated charge volume of the Cabela's CLUB Visa credit card portfolio. In addition, among other items, the agreement requires the Financial Services segment to reimburse the Retail and Direct segments for certain promotional costs, which are recorded as a reduction to Financial Services segment revenue and as a reduction to merchandise costs associated with the Retail and Direct segments. Beginning in the second quarter of 2014, the reimbursement from our Financial Services segment to our Retail and Direct segments for certain promotional costs has been adjusted to eliminate in consolidation for the three and six months ended June 28, 2014. Prior periods have not been adjusted.
Also, if the total risk-based capital ratio of WFB is greater than 13% at any quarter end, the Financial Services segment must pay an additional license fee to the Retail and Direct business segments equal to 50% of the amount that the total risk-based capital ratio exceeds 13%. At March 31, 2014, the total risk-based capital ratio of WFB exceeded this 13% threshold; therefore, an additional license fee of $10,945 was paid in April 2014 by the Financial Services segment to the Retail ($6,676) and Direct ($4,269) segments and was classified in selling, distribution, and administrative expenses.

CABELA'S INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands Except Share and Per Share Amounts)
(Unaudited)

Financial information by segment is presented in the following tables for the periods presented:

				Corporate Overhead and Other
			Financial Services
	Retail	Direct			Total
Three Months Ended June 28, 2014:
Merchandise sales	$499,750	$147,116	$—	$—	$646,866
Non-merchandise revenue:
Financial Services	—	—	104,588	—	104,588
Other	686	—	—	4,285	4,971
Total revenue before intersegment eliminations	500,436	147,116	104,588	4,285	756,425
Intersegment revenue eliminated in consolidation	—	—	4,776	—	4,776
Total revenue as reported	$500,436	$147,116	$109,364	$4,285	$761,201

Operating income (loss)	$99,806	$24,063	$23,587	$(75,465)	$71,991
As a percentage of revenue	19.9%	16.4%	22.6%	N/A	9.5%
Depreciation and amortization	$16,831	$1,226	$378	$8,737	$27,172
Assets	1,467,533	224,016	4,096,503	810,133	6,598,185
Property and equipment additions including accrued amounts	81,449	45	660	29,013	111,167

Three Months Ended June 29, 2013:
Merchandise sales	$483,560	$180,124	$—	$—	$663,684
Non-merchandise revenue:
Financial Services	—	—	88,578	—	88,578
Other	363	—	—	4,180	4,543
Total Revenue	$483,923	$180,124	$88,578	$4,180	$756,805

Operating income (loss)	$91,073	$30,731	$25,915	$(80,784)	$66,935
As a percentage of revenue	18.8%	17.1%	29.3%	N/A	8.8%
Depreciation and amortization	$13,474	$1,873	$384	$7,073	$22,804
Assets	1,171,269	154,345	3,947,273	770,333	6,043,220
Property and equipment additions including accrued amounts	57,769	67	686	15,335	73,857

CABELA'S INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands Except Share and Per Share Amounts)
(Unaudited)

				Corporate Overhead and Other
			Financial Services
	Retail	Direct			Total
Six Months Ended June 28, 2014:
Merchandise sales	$940,531	$326,532	$—	$—	$1,267,063
Non-merchandise revenue:
Financial Services	—	—	203,166	—	203,166
Other	854	—	—	11,165	12,019
Total revenue before intersegment eliminations	941,385	326,532	203,166	11,165	1,482,248
Intersegment revenue eliminated in consolidation	—	—	4,776	—	4,776
Total revenue as reported	$941,385	$326,532	$207,942	$11,165	$1,487,024

Operating income (loss)	$152,104	$57,193	$56,689	$(153,142)	$112,844
As a percentage of revenue	16.2%	17.5%	27.9%	N/A	7.6%
Depreciation and amortization	$32,046	$2,456	$758	$17,985	$53,245
Assets	1,467,533	224,016	4,096,503	810,133	6,598,185
Property and equipment additions including accrued amounts	164,035	113	987	50,802	215,937

Six Months Ended June 29, 2013:
Merchandise sales	$970,115	$405,282	$—	$—	$1,375,397
Non-merchandise revenue:
Financial Services	—	—	174,350	—	174,350
Other	557	—	—	8,998	9,555
Total Revenue	$970,672	$405,282	$174,350	$8,998	$1,559,302

Operating income (loss)	$175,751	$75,628	$50,016	$(155,345)	$146,050
As a percentage of revenue	18.1%	18.7%	28.7%	N/A	9.4%
Depreciation and amortization	$25,827	$3,761	$758	$13,550	$43,896
Assets	1,171,269	154,345	3,947,273	770,333	6,043,220
Property and equipment additions including accrued amounts	119,777	100	900	26,567	147,344

CABELA'S INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands Except Share and Per Share Amounts)
(Unaudited)

The following table sets forth the components of Financial Services revenue for the periods presented:

	Three Months Ended		Six Months Ended
	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013

Interest and fee income	$94,652	$81,189	$188,871	$162,438
Interest expense	(15,804)	(15,937)	(31,690)	(29,788)
Provision for loan losses	(10,314)	(11,851)	(23,028)	(24,626)
Net interest income, net of provision for loan losses	68,534	53,401	134,153	108,024
Non-interest income:
Interchange income	91,512	85,697	173,939	163,327
Other non-interest income	867	1,400	1,622	2,683
Total non-interest income	92,379	87,097	175,561	166,010
Less: Customer rewards costs	(51,549)	(51,920)	(101,772)	(99,684)
Financial Services revenue	$109,364	$88,578	$207,942	$174,350
The following table sets forth the percentage of our merchandise revenue contributed by major product categories for our Retail and Direct segments and in total for the three and six months ended June 28, 2014, and June 29, 2013.

Three Months Ended:	Retail		Direct		Total
	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013
Product Category:
Hunting Equipment	40.2%	45.0%	32.0%	39.6%	38.3%	43.5%
General Outdoors	41.2	37.2	45.7	38.9	42.2	37.7
Clothing and Footwear	18.6	17.8	22.3	21.5	19.5	18.8
Total	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

Six Months Ended:	Retail		Direct		Total
	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013
Product Category:
Hunting Equipment	45.8%	52.7%	35.9%	44.0%	43.3%	50.1%
General Outdoors	34.7	29.8	38.6	32.5	35.7	30.6
Clothing and Footwear	19.5	17.5	25.5	23.5	21.0	19.3
Total	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

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
Level 3 is comprised of financial instruments whose fair value is estimated based on internally developed models or methodologies utilizing significant inputs that are primarily unobservable from objective sources. At June 28, 2014, the financial instruments carried on our condensed consolidated balance sheets subject to fair value measurements consisted of economic development bonds and were classified as Level 3 for valuation purposes. For the three and six months ended June 28, 2014, and June 29, 2013, there were no transfers in or out of Levels 1, 2, or 3.
The Company's recurring financial instruments classified as Level 3 for valuation purposes consists of economic development bonds. The table below presents changes in fair value of the economic development bonds measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the periods presented:

	Three Months Ended		Six Months Ended
	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013

Balance, beginning of period	$80,056	$84,463	$78,504	$85,041
Total gains or losses:
Included in earnings - realized	—	—	—	—
Included in accumulated other comprehensive income (loss) - unrealized	(603)	(4,464)	2,347	(3,377)
Valuation adjustments	—	—	—	—
Purchases, issuances, and settlements:
Purchases	—	—	—	—
Issuances	—	—	—	—
Settlements	(1,024)	(956)	(2,422)	(2,621)
Total	(1,024)	(956)	(2,422)	(2,621)
Balance, end of period	$78,429	$79,043	$78,429	$79,043
Fair values of the Company's economic development bonds were estimated using discounted cash flow projection estimates. These estimates are based on available market interest rates and the estimated amounts and timing of expected future payments to be received from municipalities under tax development zones, which we consider to be unobservable inputs (Level 3). These fair values do not reflect any premium or discount that could result from offering these bonds for sale or through early redemption, or any related income tax impact. Declines in the fair value of available-for-sale economic development bonds below cost that are deemed to be other than temporary are reflected in earnings. For the three and six months ended June 28, 2014, and June 29, 2013, there were no other than temporary fair value adjustments of economic development bonds and no adjustments of deferred grant income related to economic development bonds.

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
On February 4, 2014, a U. S. district court (the "Court") entered a judgment against the Company in the amount of $13,625 relating to litigation regarding a breach of a retail store radius restriction. At December 28, 2013, pursuant to this judgment, the Company recognized a liability of $14,125, including an estimated amount for legal fees and costs, in its consolidated balance sheet. The Company is currently in the process of appealing the Court's ruling. On March 21, 2014, through a supplemental judgment, the Court ordered that the Company pay interest in the amount of $1,062 to the plaintiff. At June 28, 2014, our liability relating to this judgment totaled $15,707, which included an additional amount for estimated legal fees and costs. The increase to this liability resulted in the Company recording an increase to the carrying amount of the related retail store property through a reduction in deferred grant income by the additional amounts accrued, plus legal and other costs. The additional depreciation adjustment that reduced the deferred grant income of this retail store property resulted in an increase in depreciation expense of $831 that was recognized in the three months ended March 29, 2014. This increase in depreciation expense was included in selling, distribution, and administrative expenses in the condensed consolidated statements of income and was recorded to the Retail segment. There was no depreciation expense adjustment recognized in the three months ended June 28, 2014.
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

	June 28, 2014		December 28, 2013		June 29, 2013
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value

Financial Assets:
Credit card loans, net	$3,904,938	$3,904,938	$3,938,630	$3,938,630	$3,442,685	$3,442,685
Held-to-maturity investment securities	—	—	—	—	135,000	134,980

Financial Liabilities:
Time deposits	841,027	838,459	1,069,362	1,070,831	1,189,510	1,206,981
Secured long-term obligations of the Trust	2,707,250	2,679,723	2,452,250	2,405,494	2,154,750	2,046,847
Long-term debt	556,100	581,855	331,065	363,848	383,264	415,916
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

CABELA'S INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands Except Share and Per Share Amounts)
(Unaudited)

16.    ACCOUNTING PRONOUNCEMENTS

In May 2014, the Financial Accounting Standards Board issued Accounting Standards Update ("ASU") 2014-09 "Revenue from Contracts with Customers" (Topic 606) ("ASU 2014-09"). ASU 2014-09 is a comprehensive new revenue recognition model requiring a company to recognize revenue to depict the transfer of goods or services to a customer at an amount reflecting the consideration it expects to receive in exchange for those goods or services. In adopting ASU 2014-09, companies may use either a full retrospective or a modified retrospective approach. ASU 2014-09 is effective for the first interim period within annual reporting periods beginning after December 15, 2016, and early adoption is not permitted. The Company will adopt ASU 2014-09 during the first quarter of fiscal 2017. Management is evaluating the provisions of this statement and has not determined what impact the adoption of ASU 2014-09 will have on the Company's financial position or results of operations.

17.    SUBSEQUENT EVENTS
On July 16, 2014, the Trust sold $400,000 of asset-backed notes, Series 2014-II. The Series 2014-II securitization transaction included the issuance of $340,000 Class A notes, which accrue interest at a floating rate equal to one-month London Interbank Offered Rate plus 0.45% per year, and three subordinated classes of notes in the aggregate principal amount of $60,000. The Financial Services segment retained each of the subordinated classes of notes which will be eliminated in the preparation of our condensed consolidated financial statements. Each class of notes issued in the Series 2014-II securitization transaction has an expected life of approximately five years and a contractual maturity of approximately eight years. This securitization transaction will be used to fund the growth in restricted credit card loans, maturities of time deposits, and future obligations of the Trust.

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

•
the impact of legislation, regulation, and supervisory regulatory actions in the financial services industry, including the Dodd-Frank Wall Street Reform and Consumer Protection Act (the "Reform Act"); and

•
other risks, relevant factors, and uncertainties identified in our filings with the Securities and Exchange Commission ("SEC") (including the information set forth in the "Risk Factors" section of our Annual Report on Form 10-K for the fiscal year ended December 28, 2013, and in Part II, Item 1A, of our Quarterly Report on Form 10-Q for the first quarter ended March 29, 2014), which filings are available at the SEC's website at www.sec.gov.

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

Critical Accounting Policies and Use of Estimates

Our critical accounting policies and use of estimates utilized in the preparation of the condensed consolidated financial statements as of June 28, 2014, remain unchanged from December 28, 2013.

Cabela's®

We are a leading specialty retailer, and the world's largest direct marketer, of hunting, fishing, camping, and related outdoor merchandise. We provide a quality service to our customers who enjoy an outdoor lifestyle by supplying outdoor products through our multi-channel retail business consisting of our Retail and Direct segments. Our Retail business segment currently consists of 59 stores, including the nine stores that we opened in 2014 to date located in:

•	Augusta, Georgia, on March 20, 2014,

•	Greenville, South Carolina, on April 3, 2014,

•	Anchorage, Alaska, on April 10, 2014,

•	Christiana, Delaware, on May 1, 2014,

•	Woodbury, Minnesota, on May 15, 2014

•	Edmonton, Alberta, Canada, on May 22, 2014,

•	Missoula, Montana, on June 12, 2014,

•	Lubbock, Texas on June 26, 2014, and

•	Barrie, Ontario, Canada on July 10, 2014.

We now have 53 stores located in the United States and six in Canada with total retail square footage of 6.5 million. For the remainder of 2014, we plan to open five new retail stores located as follows: Acworth, Georgia; Cheektowaga, New York; Tualatin, Oregon; Nanaimo, British Columbia, Canada; and Bowling Green, Kentucky. With the addition of these five retail stores, we expect to have an increase of 17% in retail square footage compared to the end of 2013.
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

Executive Overview

	Three Months Ended
	June 28, 2014	June 29, 2013	Increase (Decrease)	% Change

	(Dollars in Thousands Except Earnings Per Diluted Share)
Revenue:
Retail	$500,436	$483,923	$16,513	3.4%
Direct	147,116	180,124	(33,008)	(18.3)
Total	647,552	664,047	(16,495)	(2.5)
Financial Services	109,364	88,578	20,786	23.5
Other revenue	4,285	4,180	105	2.5
Total revenue	$761,201	$756,805	$4,396	0.6

Operating income	$71,991	$66,935	$5,056	7.6

Net income	$43,517	$44,545	$(1,028)	(2.3)

Earnings per diluted share	$0.61	$0.62	$(0.01)	(1.6)

	Six Months Ended
	June 28, 2014	June 29, 2013	Increase (Decrease)	% Change

	(Dollars in Thousands Except Earnings Per Diluted Share)
Revenue:
Retail	$941,385	$970,672	$(29,287)	(3.0)%
Direct	326,532	405,282	(78,750)	(19.4)
Total	1,267,917	1,375,954	(108,037)	(7.9)
Financial Services	207,942	174,350	33,592	19.3
Other revenue	11,165	8,998	2,167	24.1
Total revenue	$1,487,024	$1,559,302	$(72,278)	(4.6)

Operating income	$112,844	$146,050	$(33,206)	(22.7)

Net income	$69,266	$94,392	$(25,126)	(26.6)

Earnings per diluted share	$0.96	$1.32	$(0.36)	(27.3)

Revenues presented in the tables above are consistent with our presentation for total revenue as reported by segment. Revenues in the three months ended June 28, 2014, totaled $761 million, an increase of $4 million, or 0.6%, compared to the three months ended June 29, 2013. Total merchandise sales decreased comparing the three month periods primarily due to a decrease of $61 million, or 14.2%, in comparable store sales that extended across all product categories, led by a decrease in the hunting equipment product category. Direct revenue decreased $33 million, or 18.3%, in the three months ended June 28, 2014, compared to the three months ended June 29, 2013. The decrease in Direct revenue was primarily due to a decrease in the hunting equipment product category, mostly due to a substantial decrease in ammunition sales compared to the second quarter of 2013. Partially offsetting the decreases in comparable store sales and Direct sales was an increase in Retail revenue from new stores of $78 million in the second quarter of 2014. Our new retail store formats continue to generate a significant increase in sales per square foot compared to our legacy stores.
Revenues in the six months ended June 28, 2014, totaled $1.5 billion, a decrease of $72 million, or 4.6%, over the six months ended June 29, 2013. Total merchandise sales decreased comparing the six month periods primarily due to a decrease of $161 million, or 18.0%, in comparable store sales that extended across all product categories, led by a decrease in the hunting equipment product category. The sales of firearms and ammunition, which are in the hunting equipment product category, decreased significantly comparing the six months ended June 28, 2014, to the six months ended June 29, 2013. We believe the decreases in ammunition sales have begun to level out and are expected to return to more normalized levels for the remainder of fiscal 2014. Direct revenue decreased $79 million, or 19.4%, in the six months ended June 28, 2014, compared to the six months ended June 29, 2013. The decrease in Direct revenue was primarily due to a decrease in the hunting equipment product category, mostly due to a substantial decrease in ammunition sales compared to the first half of 2013. Partially offsetting the decreases in comparable store sales and Direct sales was an increase in Retail revenue from new stores of $129 million in the six months ended June 28, 2014, compared to the six months ended June 29, 2013. In addition, our Cabela's branded products continue to be a core focus for us, as we saw growth in Cabela's branded softgoods and general outdoors categories in the three and six months ended June 28, 2014, compared to the three and six months ended June 29, 2013.

Financial Services revenue increased $21 million, or 23.5%, in the three months ended June 28, 2014, compared to the three months ended June 29, 2013. Financial Services revenue increased $34 million, or 19.3%, in the six months ended June 28, 2014, compared to the six months ended June 29, 2013. These increases in Financial Services revenue were primarily due to increases in interest and fee income and interchange income, partially offset by higher customer rewards costs due to the increase in active accounts.

Operating income increased $5 million, or 7.6%, in the three months ended June 28, 2014, compared to the three months ended June 29, 2013, and operating income as a percentage of revenue increased 70 basis points over the same periods. The increase in total operating income and operating income as a percentage of revenue was primarily due to increased contributions from our Financial Services segment and more favorable sales in merchandise with a higher gross margin combined with a reduction of sales in lower margin merchandise such as firearms and ammunition. This increase was partially offset by higher consolidated operating expenses. Selling, distribution, and administrative expenses increased primarily due to increases in new store costs and related support areas. We are focusing on expense management throughout the Company and have implemented many expense reduction efforts that should benefit operating income in upcoming periods.

Operating income decreased $33 million, or 22.7%, in the six months ended June 28, 2014, compared to the six months ended June 29, 2013, and operating income as a percentage of revenue decreased 180 basis points over the same periods. The decreases in total operating income and total operating income as a percentage of total revenue were primarily due to decreases in revenue from our Retail and Direct business segments as well as a decrease in our merchandise gross profit. Partially offsetting these decreases were positive contributions from our Financial Services segment. Selling, distribution, and administrative expenses increased primarily due to increases in new store costs and related support areas. We are focusing on expense management throughout the Company and have implemented many expense reduction efforts that should benefit operating income in upcoming periods. We plan to continue our retail expansion, our omni-channel initiatives, and our Cabela’s branded product investments as we focus on expense management and emphasize corporate frugality.

Our strategic focus is to be the best omni-channel retail company in the world by creating intense customer loyalty for our outdoor brand. This loyalty will be created through two pillars of excellence: highly engaged outfitters and shareholders who support our short and long term goals. We continue to focus on these areas to achieve our vision:

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

We offer our customers integrated opportunities to access and use our retail store, website, and catalog channels. Our in-store pick-up program allows customers to order products through our catalogs, website, and store kiosks and have them delivered to the retail store of their choice without incurring shipping costs, thereby helping to increase foot traffic in our stores. Conversely, our expanding retail stores introduce customers to our website and catalog channels. We are capitalizing on our omni-channel model by building on the strengths of each channel, primarily through improvements in our merchandise planning system. This system, along with our replenishment system, allows us to identify the correct product mix in each of our retail stores, maintain the proper inventory levels to satisfy customer demand in both our Retail and Direct business channels, and improve our distribution efficiencies. We continue to enhance our omni-channel efforts through greater use of digital marketing, the roll out of omni-channel fulfillment, and the improvements to our mobile platform.

We continue to work with vendors to negotiate the best prices on products and to manage inventory levels, as well as to ensure vendors deliver all products and services as expected. Our efforts continue in detailed pre-season planning, in-season monitoring of sales, and management of inventory to focus product assortments on our core customer base. Our merchandise gross margin as a percentage of merchandise revenue decreased 70 basis points to 37.0% in the three months ended June 28, 2014, compared to 37.7% in the three months ended June 29, 2013, and decreased 90 basis points to 35.7% in the six months ended June 28, 2014, compared to 36.6% in the six months ended June 29, 2013.

The decrease in the merchandise gross profit as a percentage of merchandise sales comparing the three month periods was entirely due to an adjustment in the presentation of reimbursement between segments for certain promotional costs, which totaled $5 million dollars for the three months ended June 28, 2014. The effect of this change increases Financial Services revenue and merchandise cost. The decrease in the merchandise gross profit as a percentage of merchandise sales comparing the six month periods was primarily due to lower margin in firearms, ammunition, optics, and the shooting product categories as supply has improved in the six months ended June 28, 2014, compared to the six months ended June 29, 2013. The decrease was also partially due to the adjustment in the presentation of reimbursement between segments for certain promotional costs.

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

Comparing Retail segment results for the three and six months ended June 28, 2014, to the three and six months ended June 29, 2013:

•	revenue increased $17 million, or 3.4% quarter over quarter, but decreased $29 million, or 3.0% comparing the respective six month periods;

•	operating income increased $5 million, or 7.6% quarter over quarter, but decreased $24 million, or 13.5% comparing the respective six month periods;

•
operating income as a percentage of Retail segment revenue increased 110 basis points to 19.9% quarter over quarter, but decreased 190 basis points to 16.2% comparing the respective six month periods; and

•	comparable store sales decreased 14.2% and 18.0%, respectively.

Our Retail business segment currently consists of 59 stores. Our new store formats generate higher sales per square foot and higher returns compared to our legacy stores which will help to increase our return on invested capital. It is expected that the planned openings of our new stores will continue to generate an increase in profit per square foot compared to the legacy store base. With this strong new store performance, retail store expansion remains on track with plans to increase retail square footage between 900,000 to 1,000,000 square feet annually over the next several years. In addition to the five new stores previously mentioned that we plan to open in the last half of 2014, for 2015 and thereafter, we currently have plans to open new retail stores located as follows:

•
Berlin, Massachusetts; Sun Prairie, Wisconsin; Garner, North Carolina; Fort Mill, South Carolina; Bristol, Virginia; Moncton, New Brunswick, Canada; Ammon, Idaho; Fort Oglethorpe, Georgia; Short Pump, Virginia; Noblesville, Indiana; Huntsville, Alabama; Oklahoma City, Oklahoma; Woodbury, New York; and Calgary, Alberta, Canada.

For 2015, we have announced most of our locations and expect to open at last 13 stores or about 940,000 square feet of retail space. This equates to approximately 14% annual square footage growth. Beyond 2015, as we continue our pace of new store openings, we expect to see more stores in smaller markets.

We are focusing on improving our customers' digital shopping experiences on Cabelas.com and via mobile devices. Our marketing focus continues to be on developing a seamless omni-channel experience for our customers regardless of their transaction channel. Our digital transformation continues with efforts around enhancing our website to support the Direct business. The amount of traffic coming through mobile devices is growing significantly. As a result, we continue to utilize best-in-class technology to improve our customers' digital shopping experiences and build on the advances we have made to capitalize on the variety of ways customers are shopping at Cabela's today. We have seen successes in our social marketing initiatives and now have over 3 million fans on Facebook. Our omni-channel marketing efforts are resulting in increases in new customers, as well as in customer engagement with a consistent experience across all channels. Our goal is to create a digital presence that mirrors our customers' in-store shopping experience.

Continuing into 2014, we realized improvements in our website traffic, growth in multi-channel customers, and progress in our print-to-digital transformation. We have developed a multi-year approach to reverse the downward trend in our Direct segment and transform our legacy catalog business into an omni-channel enterprise supporting transformation to digital, e-commerce, and mobile while optimizing the customer experience with our growing retail footprint. We are continuing our efforts in our print-to-digital transformation.

Comparing Direct segment results for the three and six months ended June 28, 2014, to the three and six months ended June 29, 2013:

•	revenue decreased $33 million, or 18.3%, and $79 million, or 19.4%;

•	operating income decreased $7 million, or 21.7%, and $18 million, or 24.4%; and

•	operating income as a percentage of Direct segment revenue increased 70 basis points to 16.4%, but decreased 120 basis points to 17.5%, respectively.
The decreases in Direct revenue comparing the respective periods was primarily due to a decrease in the hunting equipment product category, primarily due to a substantial decrease in the sales of ammunition and other shooting related categories compared to the first six months of 2013.
We are planning to build a 590,000 square foot distribution center in Tooele, Utah, to support our planned growth. We expect to have this distribution center operational by July 2015. At June 28, 2014, construction was in its initial stages. As of August 2013, we have leased a 325,000 square foot distribution center in Tooele, Utah, which is expected to be in use through the third quarter of 2015.

Cabela's CLUB continues to manage credit card delinquencies and charge-offs below industry average by adhering to our conservative underwriting criteria and active account management. Comparing Cabela's CLUB results for the three and six months ended June 28, 2014, to the three and six months ended June 29, 2013:

•	Financial Services revenue increased $21 million, or 23.5%, and $34 million, or 19.3%;

•	the number of average active accounts increased 7.7%, and 7.8%, respectively, to 1.8 million, and the average balance per active account increased $90 and $87, respectively;

•	the average balance of our credit card loans increased 12.4% in both the three and the six month periods to $3.8 billion; and

•	net charge-offs as a percentage of average credit card loans decreased 20 basis points to 1.67%, and 14 basis points to 1.73%, respectively.

During the six months ended June 28, 2014, the Financial Services segment completed a term securitization totaling $300 million and renewed one of its variable funding facilities for an additional three years and increased the commitment from $350 million to $500 million.

Current Business Environment

Macroeconomic Environment – Beginning in August 2013, and continuing through the second quarter of fiscal 2014, we experienced a significant deceleration in the sales of firearms and ammunition as well as a challenging consumer environment across all business channels. To address these trends, we adjusted our promotional spending and implemented operating expense controls to levels consistent with how our business is performing. We will continue to manage our operating costs accordingly through the remainder of fiscal 2014. The Financial Services segment continues to monitor developments in the securitization and certificates of deposit markets to ensure adequate access to liquidity. We expect our charge-off rates and delinquency levels to remain below industry averages.

Visa Litigation Settlement – In June 2005, a number of entities sued Visa and several member banks, and other credit card associations, alleging, among other things, that Visa and its member banks violated United States antitrust laws by conspiring to fix the level of interchange fees. In July 2012, the parties to this litigation entered into a settlement agreement to resolve the claims brought by the class members. On December 13, 2013, the settlement received final court approval. Among other things, the settlement agreement required the distribution to class merchants of an amount equal to 10 basis points of default interchange across all credit rate categories for a period of eight consecutive months, which otherwise would have been paid to issuers like WFB. To date, WFB has not been named as a defendant in any credit card industry lawsuits. During the three months ended June 28, 2014, the remaining related liability of $1 million was settled. Therefore, at June 28, 2014, no liability was outstanding for this settlement compared to $4.7 million at December 28, 2013, and $11.3 million at June 29, 2013.

Operations Review
The three months ended June 28, 2014, and June 29, 2013, each consisted of 13 weeks and the six months ended June 28, 2014, and June 29, 2013, each consisted of 26 weeks. Our operating results expressed as a percentage of revenue were as follows for the periods presented.

	Three Months Ended		Six Months Ended
	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013

Revenue	100.00%	100.00%	100.00%	100.00%
Cost of revenue	53.54	54.63	54.84	55.93
Gross profit (exclusive of depreciation and amortization)	46.46	45.37	45.16	44.07
Selling, distribution, and administrative expenses	36.92	36.40	37.53	34.64
Impairment and restructuring charges	0.08	0.12	0.04	0.06
Operating income	9.46	8.85	7.59	9.37
Other income (expense):
Interest expense, net	(0.74)	(0.52)	(0.63)	(0.59)
Other income, net	0.13	0.15	0.21	0.17
Total other income (expense), net	(0.61)	(0.37)	(0.42)	(0.42)
Income before provision for income taxes	8.85	8.48	7.17	8.95
Provision for income taxes	3.13	2.59	2.51	2.89
Net income	5.72%	5.89%	4.66%	6.06%

Results of Operations - Three Months Ended June 28, 2014, Compared to June 29, 2013

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
Comparisons and analysis of our revenues are presented below for the three months ended:

	June 28, 2014		June 29, 2013		Increase (Decrease)	% Change
		%		%
	(Dollars in Thousands)

Retail	$500,436	65.7%	$483,923	63.9%	$16,513	3.4%
Direct	147,116	19.3	180,124	23.8	(33,008)	(18.3)
Financial Services	109,364	14.4	88,578	11.7	20,786	23.5
Other	4,285	0.6	4,180	0.6	105	2.5
Total	$761,201	100.0%	$756,805	100.0%	$4,396	0.6

Product Sales Mix – The following table sets forth the percentage of our merchandise revenue contributed by major product categories for our Retail and Direct segments and in total for the three months ended June 28, 2014, and June 29, 2013.

	Retail		Direct		Total
	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013

Hunting Equipment	40.2%	45.0%	32.0%	39.6%	38.3%	43.5%
General Outdoors	41.2	37.2	45.7	38.9	42.2	37.7
Clothing and Footwear	18.6	17.8	22.3	21.5	19.5	18.8
Total	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

The hunting equipment merchandise category includes a wide variety of firearms, ammunition, optics, archery products, and related accessories and supplies. The general outdoors merchandise category includes a full range of equipment and accessories supporting all outdoor activities, including all types of fishing and tackle products, boats and marine equipment, camping gear and equipment, food preparation and outdoor cooking products, all-terrain vehicles and accessories for automobiles and all-terrain vehicles, wildlife and land management products and services, including compact tractors and tractor attachments, and gifts and home furnishings. The clothing and footwear merchandise category includes fieldwear apparel and footwear, sportswear, casual clothing and footwear, and workwear products.

Retail Revenue – Retail revenue increased $17 million, or 3.4%, in the three months ended June 28, 2014, compared to the three months ended June 29, 2013, primarily due to an increase of $78 million in revenue from the addition of new retail stores, as our new retail store formats continue to generate a significant increase in sales per square foot.
The increase in retail revenue from new retail stores was partially offset by a decrease in comparable store sales of $61 million. Comparable store sales were down across all major product categories comparing the three months ended June 28, 2014, to the three months ended June 29, 2013, but primarily in the hunting equipment category. We believe the decreases in ammunition sales have begun to level out and are expected to return to more normalized levels for the remainder of fiscal 2014.
Comparable store sales and analysis are presented below for the three months ended:

	June 28, 2014	June 29, 2013	Increase (Decrease)	% Change
	(Dollars in Thousands)

Comparable stores sales	$370,725	$431,876	$(61,151)	(14.2)%

Direct Revenue – Direct revenue decreased $33 million, or 18.3%, in the three months ended June 28, 2014, compared to the three months ended June 29, 2013. The decrease in Direct revenue was primarily due to a decrease in the hunting equipment product category, mostly due to a substantial decrease in the sales of ammunition and other shooting related categories compared to the second quarter of 2013.

Financial Services Revenue -  The following table sets forth the components of Financial Services revenue for the three months ended:

	June 28, 2014	June 29, 2013	Increase (Decrease)	% Change
	(Dollars in Thousands)

Interest and fee income	$94,652	$81,189	$13,463	16.6%
Interest expense	(15,804)	(15,937)	(133)	(0.8)
Provision for loan losses	(10,314)	(11,851)	(1,537)	(13.0)
Net interest income, net of provision for loan losses	68,534	53,401	15,133	28.3
Non-interest income:
Interchange income	91,512	85,697	5,815	6.8
Other non-interest income	867	1,400	(533)	(38.1)
Total non-interest income	92,379	87,097	5,282	6.1
Less: Customer rewards costs	(51,549)	(51,920)	371	0.7
Financial Services revenue	$109,364	$88,578	$20,786	23.5

Financial Services revenue increased $21 million, or 23.5%, for the three months ended June 28, 2014, compared to the three months ended June 29, 2013. The increase in interest and fee income of $13 million was due to an increase in credit card loans and an increase in the mix of credit card loans carrying interest, partially offset by lower London Interbank Offered Rate ("LIBOR") rates. The increase in interchange income of $6 million was primarily due to an increase in credit card purchases.

The following table sets forth the components of Financial Services revenue as a percentage of average total credit card loans, including any accrued interest and fees, for the three months ended:

	June 28, 2014	June 29, 2013

Interest and fee income	10.0%	9.6%
Interest expense	(1.7)	(1.9)
Provision for loan losses	(1.1)	(1.4)
Interchange income	9.6	10.1
Other non-interest income	0.1	0.2
Customer rewards costs	(5.4)	(6.1)
Financial Services revenue	11.5%	10.5%

Key statistics reflecting the performance of Cabela's CLUB are shown in the following chart for the three months ended:

	June 28, 2014	June 29, 2013	Increase (Decrease)	% Change
	(Dollars in Thousands Except Average Balance per Account )

Average balance of credit card loans (1)	$3,808,842	$3,387,851	$420,991	12.4%
Average number of active credit card accounts	1,778,556	1,651,288	127,268	7.7
Average balance per active credit card account (1)	$2,142	$2,052	$90	4.4
Net charge-offs on credit card loans (1)	$15,864	$15,879	$(15)	(0.1)
Net charge-offs as a percentage of average credit card loans (1)	1.67%	1.87%	(0.20)%

(1) Includes accrued interest and fees

The average balance of credit card loans increased to $3.8 billion, or 12.4%, for the three months ended June 28, 2014, compared to the three months ended June 29, 2013, due to an increase in the number of active accounts and the average balance per account. The average number of active accounts increased to 1.8 million, or 7.7%, compared to the three months ended June 29, 2013, due to our successful marketing efforts in new account acquisitions. We define an active credit card account as any account with an outstanding debit or credit balance at the end of any respective month. Net charge-offs as a percentage of average credit card loans decreased to 1.67% for the three months ended June 28, 2014, down 20 basis points compared to the three months ended June 29, 2013, due to improvements in delinquencies, delinquency roll-rates and recovery rates. See “Asset Quality of Cabela's CLUB” in this report for additional information on trends in delinquencies and non-accrual loans and analysis of our allowance for loan losses.

Other Revenue

Other revenue was $5 million in both the three months ended June 28, 2014, and the three months ended June 29, 2013.

Merchandise Gross Profit

Comparisons and analysis of our gross profit on merchandising revenue are presented below for the three months ended:

	June 28, 2014	June 29, 2013	Increase (Decrease)	% Change
	(Dollars in Thousands)

Merchandise sales	$646,866	$663,684	$(16,818)	(2.5)%
Merchandise gross profit	239,416	250,219	(10,803)	(4.3)
Merchandise gross profit as a percentage of merchandise sales	37.0%	37.7%	(0.7)%

 Merchandise Gross Profit - Our merchandise gross profit decreased $11 million, or 4.3%, to $239 million in the three months ended June 28, 2014, compared to the three months ended June 29, 2013. The decrease in our merchandise gross profit was primarily due to a decrease in the sales of firearms and ammunition, a decrease in comparable store sales, and to an adjustment in the presentation of reimbursement between segments for certain promotional costs.

Our merchandise gross profit as a percentage of merchandise sales decreased 70 basis points to 37.0% in the three months ended June 28, 2014, compared to the three months ended June 29, 2013. The decrease in our merchandise gross profit as a percentage of merchandise sales comparing the respective periods was entirely due to an adjustment in the presentation of reimbursement between segments for certain promotional costs. The impact of this adjustment was to increase Financial Services revenue by $5 million and increase merchandise cost of sales by the same amount. This new presentation will be ongoing and had no impact on consolidated operating income or earnings per diluted share.

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

Comparisons and analysis of our selling, distribution, and administrative expenses are presented below for the three months ended:

	June 28, 2014	June 29, 2013	Increase (Decrease)	% Change
	(Dollars in Thousands)

Selling, distribution, and administrative expenses	$281,051	$275,468	$5,583	2.0%
SD&A expenses as a percentage of total revenue	36.9%	36.4%	0.5%
Retail store pre-opening costs	$6,265	$4,597	$1,668	36.3

Selling, distribution, and administrative expenses increased $6 million, or 2.0%, in the three months ended June 28, 2014, compared to the three months ended June 29, 2013. Expressed as a percentage of total revenue, selling, distribution, and administrative expenses increased 50 basis points to 36.9% in the three months ended June 28, 2014, compared to the three months ended June 29, 2013. Selling, distribution, and administrative expenses increased primarily due to increases in new store costs and related support areas. We are focusing on expense management throughout the Company and have implemented many expense reduction efforts that should benefit operating income in upcoming periods.
The most significant factors contributing to the changes in selling, distribution, and administrative expenses in these respective periods included:

•	an increase of $8 million in building costs and depreciation primarily related to the operations and maintenance of our new and existing retail stores as well as corporate offices;

•	a decrease of $6 million in employee compensation, benefits, and contract labor primarily in part related to our emphasis on operating expense management;

•	an increase of $3 million in fraudulent transactions on the Cabela's CLUB credit card; and

•	an increase of $1 million in software-related expenses primarily to support operational growth.

Significant changes in our consolidated selling, distribution, and administrative expenses related to specific business segments included the following:
Retail Segment:

•	An increase of $5 million in building costs and depreciation primarily related to the operations and maintenance of our new and existing retail stores.

•	An increase of $1 million in employee compensation, benefits, and contract labor primarily due to the opening of new retail stores.
Direct Segment:

•	A decrease of $5 million in employee compensation, benefits, and contract labor in part related to our emphasis on operating expense management.
Financial Services Segment:

•	An increase of $3 million in fraudulent transactions on the Cabela's CLUB credit card.

•	An increase of $1 million in employee compensation, benefits, and contract labor to support operational growth.
Corporate Overhead, Distribution Centers, and Other:

•	An increase of $3 million in building costs primarily related to the operations and maintenance of our corporate office to support operational growth.

•	A decrease of $3 million in employee compensation, benefits, and contract labor in part related to our emphasis on operating expense management.

•	An increase of $1 million in software-related expenses primarily to support operational growth.

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

On June 11, 2014, we announced the transition to a third-party logistics provider for our distribution needs in Canada and the closing of our distribution center in Winnipeg, Manitoba, in March 2015. The third-party logistics provider will begin processing Canada merchandise in a Calgary, Alberta, distribution center in September 2014. Accordingly, in the three months ended June 28, 2014, the Company recognized a restructuring charge related to employee severance agreements and termination benefits totaling $1 million. This restructuring charge was recorded to the Corporate Overhead and Other segment. We expect to incur approximately $4 million in additional incremental expenses related to the transition to a third-party logistics provider and the closing of our current distribution center - $1 million in the last half of fiscal 2014 and $3 million in the first half of fiscal 2015.

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

Operating Income

Operating income is revenue less cost of revenue and selling, distribution, and administrative expenses, and impairment and restructuring charges. Operating income for our merchandise business segments excludes costs associated with operating expenses of distribution centers, procurement activities, and other corporate overhead costs.

Comparisons and analysis of operating income are presented below for the three months ended:

	June 28, 2014	June 29, 2013	Increase (Decrease)	% Change
	(Dollars in Thousands)

Total operating income	$71,991	$66,935	$5,056	7.6%
Total operating income as a percentage of total revenue	9.5%	8.8%	0.7%

Operating income by business segment:
Retail	$99,806	$91,073	$8,733	9.6
Direct	24,063	30,731	(6,668)	(21.7)
Financial Services	23,587	25,915	(2,328)	(9.0)

Operating income as a percentage of segment revenue:
Retail	19.9%	18.8%	1.1%
Direct	16.4	17.1	(0.7)
Financial Services	22.6	29.3	(6.7)

Operating income increased $5 million, or 7.6%, in the three months ended June 28, 2014, compared to the three months ended June 29, 2013, and operating income as a percentage of revenue increased 70 basis points to 9.5% in the three months ended June 28, 2014. The increase in total operating income and operating income as a percentage of revenue was primarily due to increased contributions from our Financial Services segment and more favorable sales in merchandise with a higher gross margin combined with a reduction of sales in lower margin merchandise such as firearms and ammunition. This increase was partially offset by higher consolidated operating expenses. Selling, distribution, and administrative expenses increased primarily due to increases in new store costs and related support areas. We are focusing on expense management throughout the Company and have implemented many expense reduction efforts that should benefit operating income in upcoming periods. We plan to continue our retail expansion, our omni-channel initiatives, and our Cabela’s branded product investments as we focus on expense management and emphasize corporate frugality.

Under an Intercompany Agreement, the Financial Services segment pays to the Retail and Direct business segments a fixed license fee that includes 70 basis points on all originated charge volume of the Cabela's CLUB Visa credit card portfolio. In addition, among other items, the agreement requires the Financial Services segment to reimburse the Retail and Direct segments for certain promotional costs, which are recorded as a reduction to Financial Services segment revenue and as a reduction to merchandise costs associated with the Retail and Direct segments. Also, if the total risk-based capital ratio of WFB is greater than 13% at any quarter end, the Financial Services segment must pay an additional license fee to the Retail and Direct business segments equal to 50% of the amount that the total risk-based capital ratio exceeds 13%. At March 31, 2014, the total risk-based capital ratio of WFB exceeded this 13% threshold; therefore, an additional license fee of $11 million was paid in April 2014 by the Financial Services segment to the Retail segment ($7 million) and the Direct segment ($4 million). Total fees paid under the Intercompany Agreement by the Financial Services segment to these two segments, including the $11 million payment triggered by the excess total risk-based capital ratio provision, increased $15 million in the three months ended June 28, 2014, compared to the three months ended June 29, 2013; a $15 million increase to the Retail segment and no change to the Direct segment.

Interest (Expense) Income, Net

Interest expense, net of interest income, was $6 million in the three months ended June 28, 2014, compared to $4 million in the three months ended June 29, 2013. The increase in interest expense in the three months ended June 28, 2014, is due to an increase in interest expense associated with our uncertain tax positions and increases in interest expense due to increases in the outstanding balances on our revolving credit facility during the three months ended June 28, 2014, compared to the three months ended June 29, 2013.

Other Non-Operating Income, Net

Other non-operating income was $1 million in both the three months ended June 28, 2014, and the three months ended June 29, 2013. This income is primarily from interest earned on our economic development bonds.

Provision for Income Taxes

Our effective tax rate was 35.4% for the three months ended June 28, 2014, compared to 30.5% for the three months ended June 29, 2013. The increase in our effective tax rate comparing the respective periods is primarily due to an increase in our state effective tax rate and the mix of taxable income between the United States and foreign tax jurisdictions.

Results of Operations - Six Months Ended June 28, 2014, Compared to June 29, 2013

Revenues

Comparisons and analysis of our revenues are presented below for the six months ended:

	June 28, 2014		June 29, 2013		Increase (Decrease)	% Change
		%		%
	(Dollars in Thousands)

Retail	$941,385	63.3%	$970,672	62.2%	$(29,287)	(3.0)%
Direct	326,532	22.0	405,282	26.0	(78,750)	(19.4)
Financial Services	207,942	14.0	174,350	11.2	33,592	19.3
Other	11,165	0.7	8,998	0.6	2,167	24.1
Total	$1,487,024	100.0%	$1,559,302	100.0%	$(72,278)	(4.6)

Product Sales Mix – The following table sets forth the percentage of our merchandise revenue contributed by major product categories for our Retail and Direct segments and in total for the six months ended June 28, 2014, and June 29, 2013.

	Retail		Direct		Total
	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013

Hunting Equipment	45.8%	52.7%	35.9%	44.0%	43.3%	50.1%
General Outdoors	34.7	29.8	38.6	32.5	35.7	30.6
Clothing and Footwear	19.5	17.5	25.5	23.5	21.0	19.3
Total	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

Retail Revenue – Retail revenue decreased $29 million, or 3.0%, in the six months ended June 28, 2014, compared to the six months ended June 29, 2013, primarily due to a decrease of $161 million in comparable store sales. Comparable store sales were down across all major product categories comparing the six months ended June 28, 2014, to the six months ended June 29, 2013, but primarily in the hunting equipment category. We believe the decreases in ammunition sales have begun to level out and are expected to return to more normalized levels for the remainder of fiscal 2014. Retail revenue from new stores increased $129 million in the six months ended June 28, 2014, compared to the six months ended June 29, 2013, as our new retail store formats continue to generate a significant increase in sales per square foot.

Comparable store sales and analysis are presented below for the six months ended:

	June 28, 2014	June 29, 2013	Increase (Decrease)	% Change
	(Dollars in Thousands)

Comparable stores sales	$730,983	$891,853	$(160,870)	(18.0)%

Direct Revenue – Direct revenue decreased $79 million, or 19.4%, in the six months ended June 28, 2014, compared to the six months ended June 29, 2013. The decrease in Direct revenue was primarily due to a decrease in the hunting equipment product category, mostly due to a substantial decrease in the sales of ammunition and other shooting related categories compared to the first half of 2013.

Financial Services Revenue – The following table sets forth the components of Financial Services revenue for the six months ended:

	June 28, 2014	June 29, 2013	Increase (Decrease)	% Change
	(Dollars in Thousands)

Interest and fee income	$188,871	$162,438	$26,433	16.3%
Interest expense	(31,690)	(29,788)	1,902	6.4
Provision for loan losses	(23,028)	(24,626)	(1,598)	(6.5)
Net interest income, net of provision for loan losses	134,153	108,024	26,129	24.2
Non-interest income:
Interchange income	173,939	163,327	10,612	6.5
Other non-interest income	1,622	2,683	(1,061)	(39.5)
Total non-interest income	175,561	166,010	9,551	5.8
Less: Customer rewards costs	(101,772)	(99,684)	2,088	2.1
Financial Services revenue	$207,942	$174,350	$33,592	19.3

Financial Services revenue increased $34 million, or 19.3%, for the six months ended June 28, 2014, compared to the six months ended June 29, 2013. The increase in interest and fee income of $26 million was due to an increase in credit card loans and increase in the mix of credit card loans carrying interest, partially offset by lower LIBOR rates. The increases in interchange income of $11 million and customer rewards costs of $2 million were primarily due to an increase in credit card purchases.

The following table sets forth the components of Financial Services revenue as a percentage of average total credit card loans, including any accrued interest and fees, for the six months ended:

	June 28, 2014	June 29, 2013

Interest and fee income	10.0%	9.7%
Interest expense	(1.7)	(1.8)
Provision for loan losses	(1.2)	(1.5)
Interchange income	9.2	9.7
Other non-interest income	0.1	0.2
Customer rewards costs	(5.4)	(5.9)
Financial Services revenue	11.0%	10.4%

Key statistics reflecting the performance of Cabela's CLUB are shown in the following chart for the six months ended:

	June 28, 2014	June 29, 2013	Increase (Decrease)	% Change
	(Dollars in Thousands Except Average Balance per Account )

Average balance of credit card loans (1)	$3,783,171	$3,367,002	$416,169	12.4%
Average number of active credit card accounts	1,770,669	1,642,420	128,249	7.8
Average balance per active credit card account (1)	$2,137	$2,050	$87	4.2
Net charge-offs on credit card loans (1)	$32,783	$31,464	$1,319	4.2
Net charge-offs as a percentage of average credit card loans (1)	1.73%	1.87%	(0.14)%

(1) Includes accrued interest and fees
The average balance of credit card loans increased to $3.8 billion, or 12.4%, for the six months ended June 28, 2014, compared to the six months ended June 29, 2013, due to an increase in the number of active accounts and the average balance per account. The average number of active accounts increased to 1.8 million, or 7.8%, compared to the six months ended June 29, 2013, due to our successful marketing efforts in new account acquisitions. Net charge-offs as a percentage of average credit card loans decreased to 1.73% for the six months ended June 28, 2014, down 14 basis points compared to the six months ended June 29, 2013, due to improvements in delinquencies, delinquency roll-rates, and recovery rates. We define an active credit card account as any account with an outstanding debit or credit balance at the end of any respective month. See “Asset Quality of Cabela's CLUB” in this report for additional information on trends in delinquencies and non-accrual loans and analysis of our allowance for loan losses.

Other Revenue

Other revenue increased to $12 million in the six months ended June 28, 2014, compared to $10 million in the six months ended June 29, 2013, primarily due to an increase in real estate sales revenue comparing periods.

Merchandise Gross Profit

Comparisons and analysis of our gross profit on merchandising revenue are presented below for the six months ended:

	June 28, 2014	June 29, 2013	Increase (Decrease)	% Change
	(Dollars in Thousands)

Merchandise sales	$1,267,063	$1,375,397	$(108,334)	(7.9)%
Merchandise gross profit	452,970	503,305	(50,335)	(10.0)
Merchandise gross profit as a percentage of merchandise sales	35.7%	36.6%	(0.9)%

Merchandise Gross Profit – Our merchandise gross profit decreased $50 million, or 10.0%, to $453 million in the six months ended June 28, 2014, compared to the six months ended June 29, 2013. The decrease in our merchandise gross profit was primarily due to a decrease in the sales of firearms and ammunition as well as a decrease in comparable store sales. Additionally, unfavorable weather caused us to experience a late start in sales in our spring products.

Our merchandise gross profit as a percentage of merchandise sales decreased 90 basis points to 35.7% in the six months ended June 28, 2014, compared to the six months ended June 29, 2013. The decrease in our merchandise gross profit as a percentage of merchandise sales comparing the respective periods was primarily due to lower margins in firearms, ammunition, optics, and the shooting product categories as supply has improved in the six months ended June 28, 2014, compared to the six months ended June 29, 2013. The decrease in our merchandise gross profit as a percentage of merchandise sales comparing the respective periods was also partially due to the adjustment in the presentation of reimbursement between segments for certain promotional costs. The impact of this adjustment was to increase Financial Services revenue by $5 million and increase merchandise cost of sales by the same amount. This new presentation will be ongoing and had no impact on consolidated operating income or earnings per diluted share.

Selling, Distribution, and Administrative Expenses

Comparisons and analysis of our selling, distribution, and administrative expenses are presented below for the six months ended:

	June 28, 2014	June 29, 2013	Increase (Decrease)	% Change
	(Dollars in Thousands)

Selling, distribution, and administrative expenses	$558,056	$540,155	$17,901	3.3%
SD&A expenses as a percentage of total revenue	37.5%	34.6%	2.9%
Retail store pre-opening costs	$13,075	$10,275	$2,800	27.3

Selling, distribution, and administrative expenses increased $18 million, or 3.3%, in the six months ended June 28, 2014, compared to the six months ended June 29, 2013. Selling, distribution, and administrative expenses increased primarily due to increases in new store costs and related support areas. We are focusing on expense management throughout the Company and have implemented many expense reduction efforts that should benefit operating income in upcoming periods.
The most significant factors contributing to the changes in selling, distribution, and administrative expenses in these respective periods included:

•	an increase of $17 million in building costs and depreciation primarily related to the operations and maintenance of our new and existing retail stores as well as corporate offices;

•	a decrease of $4 million in employee compensation, benefits, and contract labor in part related to our emphasis on operating expense management;

•	an increase of $4 million in fraudulent transactions on the Cabela's CLUB credit card; and

•	an increase of $1 million in software expenses primarily to support operational growth.

Significant changes in our consolidated selling, distribution, and administrative expenses related to specific business segments included the following:
Retail Segment:

•	An increase of $11 million in building costs and depreciation primarily related to the operations and maintenance of our new and existing retail stores as well as corporate offices.

•	An increase of $2 million in employee compensation, benefits, and contract labor primarily due to the opening of new retail stores.
Direct Segment:

•	A decrease of $9 million in employee compensation, benefits, and contract labor in part related to our emphasis on operating expense management.

•	A decrease of $3 million in professional fees.

•	A decrease of $2 million in software expenses.
Financial Services Segment:

•	An increase of $4 million in fraudulent transactions on the Cabela's CLUB credit card.

•	An increase of $3 million in employee compensation, benefits, and contract labor to support the growth of credit card operations.
Corporate Overhead, Distribution Centers, and Other:

•	An increase of $6 million in building costs primarily related to the operations and maintenance of our corporate office to support operational growth.

•	An increase of $3 million in professional fees.

•	An increase of $3 million in software expenses primarily to support operational growth.

Impairment and Restructuring Charges
On June 11, 2014, we announced the transition to a third-party logistics provider for our distribution needs in Canada and the closing of our distribution center in Winnipeg, Manitoba, in March 2015. The third-party logistics provider will begin processing Canada merchandise in a Calgary, Alberta, distribution center in September 2014. Accordingly, in the three months ended June 28, 2014, the Company recognized a restructuring charge related to employee severance agreements and termination benefits totaling $1 million. This restructuring charge was recorded to the Corporate Overhead and Other segment.     We expect to incur approximately $4 million in additional incremental expenses related to the transition to a third-party logistics provider and the closing of our current distribution center - $1 million in the last half of fiscal 2014 and $3 million in the first half of fiscal 2015.

On February 4, 2014, a U. S. district court (the "Court") entered a judgment against the Company in the amount of $14 million relating to litigation regarding a breach of a retail store radius restriction. At December 28, 2013, pursuant to this judgment, we recognized a liability of $14 million, including an estimated amount for legal fees and costs, in its consolidated balance sheet. We are currently in the process of appealing the Court's ruling. On March 21, 2014, through a supplemental judgment, the Court ordered that we pay interest in the amount of $1 million to the plaintiff. Therefore, at March 29, 2014, our liability relating to this judgment totaled $16 million, which included an additional amount for estimated legal fees and costs. At June 28, 2014, this liability remained at $16 million. The increase to this liability in the first quarter of fiscal 2014 resulted in the Company recording an increase to the carrying amount of the related retail store property through a reduction in deferred grant income by the additional amounts accrued, plus legal and other costs. The additional depreciation adjustment that reduced the deferred grant income of this retail store property resulted in an increase in depreciation expense of $1 million that was recognized in the three months ended March 29, 2014. This increase in depreciation expense was included in selling, distribution, and administrative expenses in the condensed consolidated statements of income and was recorded to the Retail segment. There was no depreciation expense adjustment recognized in the three months ended June 28, 2014.
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

Operating Income

Comparisons and analysis of operating income are presented below for the six months ended:

	June 28, 2014	June 29, 2013	Increase (Decrease)	% Change
	(Dollars in Thousands)

Total operating income	$112,844	$146,050	$(33,206)	(22.7)%
Total operating income as a percentage of total revenue	7.6%	9.4%	(1.8)%

Operating income by business segment:
Retail	$152,104	$175,751	$(23,647)	(13.5)
Direct	57,193	75,628	(18,435)	(24.4)
Financial Services	56,689	50,016	6,673	13.3

Operating income as a percentage of segment revenue:
Retail	16.2%	18.1%	(1.9)%
Direct	17.5	18.7	(1.2)
Financial Services	27.9	28.7	(0.8)
Operating income decreased $33 million, or 22.7%, in the six months ended June 28, 2014, compared to the six months ended June 29, 2013, and operating income as a percentage of revenue decreased 180 basis points over the same periods. The decreases in total operating income and total operating income as a percentage of total revenue were primarily due to decreases in revenue from our Retail and Direct business segments as well as a decrease in our merchandise gross profit. Selling, distribution, and administrative expenses increased primarily due to increases in new store costs and related support areas. These decreases to operating income were partially offset by increased operating income contributions from our Financial Services segment. We are focusing on expense management throughout the Company and have implemented many expense reduction efforts that should benefit operating income in upcoming periods. We plan to continue our retail expansion, our omni-channel initiatives, and our Cabela’s branded product investments as we focus on expense management and emphasize corporate frugality.

Under an Intercompany Agreement, the Financial Services segment pays to the Retail and Direct business segments a fixed license fee that includes 70 basis points on all originated charge volume of the Cabela's CLUB Visa credit card portfolio. In addition, among other items, the agreement requires the Financial Services segment to reimburse the Retail and Direct segments for certain promotional costs, which are recorded as a reduction to Financial Services segment revenue and as a reduction to merchandise costs associated with the Retail and Direct segments. Also, if the total risk-based capital ratio of WFB is greater than 13% at any quarter end, the Financial Services segment must pay an additional license fee to the Retail and Direct business segments equal to 50% of the amount that the total risk-based capital ratio exceeds 13%. At March 31, 2014, the total risk-based capital ratio of WFB exceeded this 13% threshold; therefore, an additional license fee of $11 million was paid in April 2014 by the Financial Services segment to the Retail segment ($7 million) and the Direct segment ($4 million). Total fees paid under the Intercompany Agreement by the Financial Services segment to these two segments, including the $11 million payment triggered by the excess total risk-based capital ratio provision, increased $15 million in the six months ended June 28, 2014, compared to the six months ended June 29, 2013; a $15 million increase to the Retail segment and no change to the Direct segment.

Interest (Expense) Income, Net

Interest expense, net of interest income, was $9 million in both the six months ended June 28, 2014, and the six months ended June 29, 2013. The amount of interest capitalized in the six months ended June 28, 2014, compared to the six months ended June 29, 2013, increased due to more stores opened comparing the respective periods. However, the increase in the amount of interest capitalized comparing the respective periods was offset due to additional interest expense recognized in the six months ended June 28, 2014, associated with our uncertain tax positions and increases in interest expense due to increases in the outstanding balances on our revolving credit facility during the six months ended June 28, 2014, compared to the six months ended June 29, 2013.

Other Non-Operating Income, Net
Other non-operating income was $3 million in both the six months ended June 28, 2014, and the six months ended June 29, 2013.

Provision for Income Taxes
Our effective tax rate was 35.1% for the six months ended June 28, 2014, compared to 32.3% for the six months ended June 29, 2013. The increase in our effective tax rate comparing the respective periods is primarily due to an increase in our state effective tax rate and the mix of taxable income between the United States and foreign tax jurisdictions.

Asset Quality of Cabela's CLUB

Delinquencies and Non-Accrual

We use the scores of Fair Isaac Corporation (“FICO”), a widely-used tool for assessing an individual's credit rating, as the primary credit quality indicator. The median FICO score of our credit cardholders was 795 at June 28, 2014, compared to 793 at December 28, 2013, and June 29, 2013.

The following table reports delinquencies, including any delinquent non-accrual and restructured credit card loans, as a percentage of our credit card loans, including any accrued interest and fees, in a manner consistent with our monthly external reporting at the periods ended:

	June 28, 2014	December 28, 2013	June 29, 2013
Number of days delinquent:
Greater than 30 days	0.65%	0.69%	0.66%
Greater than 60 days	0.36	0.42	0.39
Greater than 90 days	0.18	0.22	0.20

The table below shows delinquent, non-accrual, and restructured loans as a percentage of our credit card loans, including any accrued interest and fees, at the periods ended:

	June 28, 2014	December 28, 2013	June 29, 2013
Number of days delinquent and still accruing (1):
Greater than 30 days	0.55%	0.57%	0.54%
Greater than 60 days	0.30	0.35	0.32
Greater than 90 days	0.15	0.19	0.16
(1) Excludes non-accrual and restructured loans which are presented below.

Non-accrual	0.13	0.13	0.16
Restructured	0.86	0.95	1.19

Allowance for Loan Losses and Charge-offs
The following table shows the activity in our allowance for loan losses and charge off activity for the periods presented:

	Three Months Ended		Six Months Ended
	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013
	(Dollars in Thousands)

Balance, beginning of period	$51,010	$64,700	$53,110	$65,600
Provision for loan losses	10,314	11,851	23,028	24,626

Charge-offs	(18,655)	(18,648)	(38,620)	(36,948)
Recoveries	4,681	4,597	9,832	9,222
Net charge-offs	(13,974)	(14,051)	(28,788)	(27,726)
Balance, end of period	$47,350	$62,500	$47,350	$62,500

Net charge-offs on credit card loans	$(13,974)	$(14,051)	$(28,788)	$(27,726)
Charge-offs of accrued interest and fees (recorded as a reduction in interest and fee income)	(1,890)	(1,828)	(3,995)	(3,738)
Total net charge-offs including accrued interest and fees	$(15,864)	$(15,879)	$(32,783)	$(31,464)

Net charge-offs including accrued interest and fees as a percentage of average credit card loans	1.67%	1.87%	1.73%	1.87%

For the six months ended June 28, 2014, net charge-offs as a percentage of average credit card loans decreased to 1.73%, down 14 basis points compared to 1.87% for the six months ended June 29, 2013. We believe our charge-off levels remain well below industry averages. Our net charge-off rates and allowance for loan losses have decreased due to improved outlooks in the quality of our credit card portfolio evidenced by lower delinquencies, lower delinquency roll-rates, favorable charge-off trends, and declining loan balances in our restructured loan portfolio.

Liquidity and Capital Resources
 Overview
Our Retail and Direct segments and our Financial Services segment have significantly differing liquidity and capital needs. We believe that we will have sufficient capital available from cash on hand, our revolving credit facility, and other borrowing sources to fund our cash requirements and near-term growth plans for at least the next 12 months. At June 28, 2014, December 28, 2013, and June 29, 2013, cash on a consolidated basis totaled $134 million, $199 million, and $346 million, respectively, of which $91 million, $94 million, and $283 million, respectively, was cash at the Financial Services segment which will be utilized to meet this segment's liquidity requirements. During the six months ended June 28, 2014, the Financial Services segment completed a term securitization totaling $300 million and renewed one of its variable funding facilities for an additional three years and increased the commitment from $350 million to $500 million. We evaluate the credit markets for certificates of deposit and securitizations to determine the most cost effective source of funds for the Financial Services segment.

As of June 28, 2014, cash and cash equivalents held by our foreign subsidiaries totaled $38 million. Our intent is to permanently reinvest these funds outside the United States for capital expansion. The Company has not provided United States income taxes and foreign withholding taxes on the portion of undistributed earnings of foreign subsidiaries that the Company considers to be indefinitely reinvested outside of the United States as of December 28, 2013. If these foreign earnings were to be repatriated in the future, the related United States tax liability may be reduced by any foreign income taxes previously paid on these earnings. As of the year ended 2013, the cumulative amount of earnings upon which United States income taxes have not been provided is approximately $152 million. If those earnings were not considered indefinitely invested, the Company estimates that an additional income tax expense of approximately $30 million would be recorded. Based on the Company's current projected capital needs and the current amount of cash and cash equivalents held by our foreign subsidiaries, we do not anticipate incurring any material tax costs beyond our accrued tax position in connection with any repatriation, but we may be required to accrue for unanticipated additional tax costs in the future if our expectations or the amount of cash held by our foreign subsidiaries change.
Retail and Direct Segments – The primary cash requirements of our merchandising business relate to capital for new retail stores, purchases of inventory, investments in our management information systems and infrastructure, and general working capital needs. We historically have met these requirements with cash generated from our merchandising business operations, borrowing under revolving credit facilities, and issuing debt and equity securities.

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
On June 18, 2014, we amended our credit agreement which now provides for an unsecured $775 million revolving credit facility and permits the issuance of letters of credit up to $75 million and swing line loans up to $30 million. The credit agreement formerly provided for a $415 million revolving credit facility with the issuance of letters of credit up to $100 million and a $20 million limit on swing line loans. The credit facility may be increased to $800 million subject to certain terms and conditions. The term of the credit facility, which formerly expired on November 2, 2016, now expires on June 18, 2019. Advances under the credit facility will be used for the Company's general business purposes, including working capital support.
Our unsecured $775 million revolving credit facility and unsecured senior notes contain certain financial covenants, including the maintenance of minimum debt coverage, a fixed charge coverage ratio, a leverage ratio, and a minimum consolidated net worth standard. In the event that we failed to comply with these covenants, a default would trigger and all principal and outstanding interest would immediately be due and payable. At June 28, 2014, and June 29, 2013, we were in compliance with all financial covenants under our credit agreements and unsecured notes. We anticipate that we will continue to be in compliance with all financial covenants under our credit agreements and unsecured notes through at least the next 12 months.
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
Financial Services Segment – The primary cash requirements of the Financial Services segment relate to the financing of credit card loans. These cash requirements will increase if our credit card originations increase or if our cardholders' balances or spending increase. The Financial Services segment sources operating funds in the ordinary course of business through various financing activities, which include funding obtained from securitization transactions, obtaining brokered and non-brokered certificates of deposit, borrowing under its federal funds purchase agreements, and generating cash from operations. During the six months ending June 28, 2014, the Financial Services segment completed a term securitization totaling $300 million and renewed one of its variable funding facilities for an additional three years and increased the commitment from $350 million to $500 million. We believe that these liquidity sources are sufficient to fund the Financial Services segment's foreseeable cash requirements including maturities and near-term growth plans.

Operating, Investing, and Financing Activities
The following table presents changes in our cash and cash equivalents for the six months ended:

	June 28, 2014	June 29, 2013
	(In Thousands)

Net cash provided by operating activities	$46,914	$182,712
Net cash used in investing activities	(296,972)	(309,420)
Net cash provided by financing activities	185,373	183,462

2014 versus 2013

Operating Activities – Cash from operating activities decreased $136 million in the six months ended June 28, 2014, compared to the six months ended June 29, 2013. Comparing the respective periods, cash generated from operations decreased $25 million, and we had net decreases of $67 million in accounts payable and accrued expenses, $46 million in prepaid expenses and other assets, and $14 million in inventories. Partially offsetting these decreases in cash from operating activities was an increase of $12 million relating to credit card loans originated from internal operations. Inventories increased $158 million at June 28, 2014, to $803 million, compared to December 28, 2013, while inventories increased $144 million at June 29, 2013, to $696 million, compared to fiscal year end 2012. The increase in inventories in 2014 is primarily due to the addition of new retail stores.

Investing Activities – Cash provided by investing activities increased $12 million in the six months ended June 28, 2014, compared to the six months ended June 29, 2013. Cash paid for property and equipment totaled $227 million in the six months ended June 28, 2014, compared to $135 million in the six months ended June 29, 2013. At June 28, 2014, the Company estimated it had total cash commitments of approximately $464 million outstanding for projected expenditures related to the development, construction, and completion of new retail stores and a new distribution center. This amount excludes any estimated costs associated with new stores where the Company does not have a commitment as of June 28, 2014. We expect to fund these estimated capital expenditures over the next 12 months with cash generated from operations and borrowings. In addition, net cash flows from credit card loans originated externally decreased $32 million. The Financial Services segment also purchased $135 million of U.S. government agency held-to-maturity securities during the six months ended June 29, 2013.

Financing Activities – Cash provided by financing activities increased $2 million in the six months ended
June 28, 2014, compared to the six months ended June 29, 2013. Comparing the respective periods, this net change was primarily due to an increase in net borrowings on secured obligations of the Trust of the Financial Services segment of $203 million in the six months ended June 28, 2014, compared to the six months ended June 29, 2013. Additionally, we had increases of $178 million in net borrowings on our revolving credit facilities and inventory financing. Partially offsetting these increases were decreases of $370 million relating to changes in time deposits and $10 million relating to the change in unpresented checks.

The following table presents the borrowing activities of our merchandising business and the Financial Services segment for the six months ended:

	June 28, 2014	June 29, 2013
	(In Thousands)

Borrowings on revolving credit facilities and inventory financing, net of repayments	$233,072	$55,013
Secured obligations of the Trust, net	205,000	2,250
Repayments of long-term debt	(8,278)	(8,270)
Borrowings, net of repayments	$429,794	$48,993

The following table summarizes our availability under the Company's debt and credit facilities, excluding the facilities of the Financial Services segment, at the periods ended:

	June 28, 2014	June 29, 2013
	(In Thousands)

Amounts available for borrowing under credit facilities (1)	$795,000	$415,000
Principal amounts outstanding	(236,245)	(55,000)
Outstanding letters of credit and standby letters of credit	(38,112)	(35,950)
Remaining borrowing capacity, excluding the Financial Services segment facilities	$520,643	$324,050

(1)
Consists of our revolving credit facilities of $775 million and $415 million at June 28, 2014, and June 29, 2013, respectively, and $20 million CAD in a credit facility at June 28, 2014, for our operations in Canada.

The Financial Services segment also has total borrowing availability of $85 million under its agreements to borrow federal funds. At June 28, 2014, the entire $85 million of borrowing capacity was available.

Our $775 million unsecured credit agreement requires us to comply with certain financial and other customary covenants, including:

•	a fixed charge coverage ratio (as defined) of no less than 2.00 to 1 as of the last day of any fiscal quarter for the most recently ended four fiscal quarters (as defined);

•	a leverage ratio (as defined) of no more than 3.00 to 1 as of the last day of any fiscal quarter; and

•	a minimum consolidated net worth standard (as defined) as of the last day of each fiscal quarter.

In addition, our unsecured senior notes contain various covenants and restrictions that are usual and customary for transactions of this type. Also, the debt agreements contain cross default provisions to other outstanding credit facilities. In the event that we failed to comply with these covenants, a default would trigger and all principal and outstanding interest would immediately be due and payable. At June 28, 2014, we were in compliance with all financial covenants under our credit agreements and unsecured notes. We anticipate that we will continue to be in compliance with all financial covenants under our credit agreements and unsecured notes through the next 12 months.

Our unsecured $20 million CAD revolving credit facility also permits the issuance of letters of credit up to $10 million CAD in the aggregate, which reduce the overall credit limit available under the credit facility.

Economic Development Bonds and Grants
Economic Development Bonds – The governmental entity from which we purchase the bonds is not otherwise liable for repayment of principal and interest on the bonds to the extent that the associated taxes are insufficient to pay the bonds. If sufficient tax revenue is not generated by the subject properties, we will not receive scheduled payments and will be unable to realize the full value of the bonds carried on our condensed consolidated balance sheet. At June 28, 2014, December 28, 2013, and June 29, 2013, economic development bonds totaled $78 million, $79 million, and $79 million, respectively.

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
For the six months ended June 28, 2014, and June 29, 2013, there were no other than temporary fair value adjustments of economic development bonds and no adjustments of deferred grant income related to economic development bonds. However, at June 28, 2014, we identified economic development bonds with carrying values of $18 million where the actual tax revenues associated with these properties were lower than previously projected. We will continue to closely monitor the amounts and timing of projected cash flows from the properties related to these economic development bonds. However, if the subject properties do not generate sufficient tax revenue, the Company may not receive all anticipated payments which may result in the Company being unable to realize the full carrying value of these bonds, which would result in a corresponding decrease to deferred grant income.
Grants – We generally have received grant funding in exchange for commitments made by us to the state or local government providing the funding. The commitments, such as assurance of agreed employment and wage levels at our retail stores or that the retail store will remain open, typically phase out over approximately five to ten years. If we fail to maintain the commitments during the applicable period, the funds we received may have to be repaid or other adverse consequences may arise, which could affect our cash flows and profitability. At June 28, 2014, the total amount of grant funding subject to a specific contractual remedy was $44 million. At June 28, 2014, December 28, 2013, and June 29, 2013, the amount the Company had recorded in liabilities in its condensed consolidated balance sheets relating to these grants was $23 million, $23 million, and $7 million, respectively.

Securitization of Credit Card Loans
The total amounts and maturities for our credit card securitizations as of June 28, 2014, were as follows:

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

We have been, and will continue to be, particularly reliant on funding from securitization transactions for the Financial Services segment. A failure to renew existing facilities or to add additional capacity on favorable terms as it becomes necessary could increase our financing costs and potentially limit our ability to grow the business of the Financial Services segment. Unfavorable conditions in the asset-backed securities markets generally, including the unavailability of commercial bank liquidity support or credit enhancements, could have a similar effect. During the six months ended June 28, 2014, the Financial Services segment completed a term securitization totaling $300 million and renewed one of its variable funding facilities for an additional three years and increased the commitment from $350 million to $500 million. We believe that these liquidity sources are sufficient to fund the Financial Services segment's foreseeable cash requirements, including maturities, and near-term growth plans.

Furthermore, the securitized credit card loans of the Financial Services segment could experience poor performance, including increased delinquencies and credit losses, lower payment rates, or a decrease in excess spreads below certain thresholds. This could result in a downgrade or withdrawal of the ratings on the outstanding securities issued in the Financial Services segment's securitization transactions, cause early amortization of these securities, or result in higher required credit enhancement levels. Credit card loans performed within established guidelines and no events which could trigger an early amortization occurred during the six months ended June 28, 2014, the year ended December 28, 2013, and the six months ended June 29, 2013.

Certificates of Deposit
The Financial Services segment utilizes brokered and non-brokered certificates of deposit to partially finance its operating activities that are issued in minimum amounts of one hundred thousand dollars in various maturities. At June 28, 2014, the Financial Services segment had $841 million of certificates of deposit outstanding with maturities ranging from July 2014 to July 2023 and with a weighted average effective annual fixed rate of 2.21%. This outstanding balance compares to $1.1 billion at December 28, 2013, and $1.2 billion at June 29, 2013, with weighted average effective annual fixed rates of 2.14% and 2.30%, respectively.

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

Credit Card Limits – The Financial Services segment bears off-balance sheet risk in the normal course of its business. One form of this risk is through the Financial Services segment's commitment to extend credit to cardholders up to the maximum amount of their credit limits. The aggregate of such potential funding requirements totaled $29 billion above existing balances at the end of June 28, 2014. These funding obligations are not included on our condensed consolidated balance sheet. While the Financial Services segment has not experienced, and does not anticipate that it will experience, a significant draw down of unfunded credit lines by its cardholders, such an event would create a cash need at the Financial Services segment which likely could not be met by our available cash and funding sources. The Financial Services segment has the right to reduce or cancel these available lines of credit at any time.

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

The table below shows the mix of our credit card account balances as a percentage of total balances outstanding at the periods ended:

	June 28, 2014	December 28, 2013	June 29, 2013

Balances carrying an interest rate based upon various interest rate indices	66.2%	63.8%	64.5%
Balances carrying an interest rate of 7.99% or 9.99%	4.1	4.5	4.2
Balances carrying a promotional interest rate of 0.00%	0.1	0.2	0.1
Balances not carrying interest because the previous month balance was paid in full	29.6	31.5	31.2
Total	100.0%	100.0%	100.0%

Charges on the credit cards issued by the Financial Services segment were priced at a margin over various defined lending rates. No interest is charged if the account is paid in full within 25 days of the billing cycle, which represented 29.6% of total balances outstanding at June 28, 2014.

Management has performed several interest rate risk analyses to measure the effects of the timing of the repricing of our interest sensitive assets and liabilities. Based on these analyses, at June 28, 2014, we believe that an increase in LIBOR is more likely. Therefore, we believe that an immediate increase in interest rates of 50 basis points would cause a pre-tax increase to projected earnings of approximately $5 million for the Financial Services segment over the next 12 months.

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

In connection with this quarterly report on Form 10-Q, our Chief Executive Officer and Chief Financial Officer evaluated, with the participation of our management, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on management's evaluation, our Chief Executive Officer and Chief Financial Officer each concluded that our disclosure controls and procedures were effective as of June 28, 2014.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended June 28, 2014, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings.

For a discussion of legal proceedings, see Note 9 “Commitments and Contingencies - Litigation and Claims” of the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q, which is incorporated herein by reference.

Item 1A.	Risk Factors.
There have been no material changes to the risk factors disclosed in the “Risk Factors” section of our Annual Report on Form 10-K for the fiscal year ended December 28, 2013, and in Part II, Item 1A, of our Quarterly Report on Form 10-Q for the fiscal quarter ended March 29, 2014.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

On August 23, 2011, the Company's Board of Directors authorized a share repurchase program that provides for share repurchases on an ongoing basis to offset dilution resulting from equity awards under the Company's current or future equity compensation plans. The Company announced on February 13, 2014, its intent to repurchase up to 650,000 shares of its common stock in open market transactions through February 2015. This share repurchase program does not obligate us to repurchase any outstanding shares, and the program may be limited or terminated at any time. There is no guarantee as to the exact number of shares that we will repurchase. The Company did not engage in any stock repurchase activity in any of the three fiscal months in the second fiscal quarter ended June 28, 2014. There were 650,000 shares remaining to be purchased at June 28, 2014, under the February 2014 repurchase program.

Item 3.	Defaults Upon Senior Securities.
Not applicable.

Item 4.	Mine Safety Disclosures.
Not applicable.

Item 5.	Other Information.
Not applicable.

Item 6.	Exhibits.

(a)           Exhibits.

Exhibit Number	Description

10.1
Omnibus Amendment to Loan Documents dated as of June 18, 2014, among Cabela's Incorporated, various lenders party thereto, and U.S. Bank National Association, as Administrative Agent (incorporated by reference from Exhibit 10.1 of our Current Report on Form 8-K, filed on June 24, 2014, File No. 001-32227)

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

CABELA'S INCORPORATED

Dated:	July 25, 2014	By:	/s/ Thomas L. Millner
Thomas L. Millner
President and Chief Executive Officer

Dated:	July 25, 2014	By:	/s/ Ralph W. Castner
Ralph W. Castner
Executive Vice President and Chief Financial Officer

Exhibit Index

Exhibit Number	Description

10.1
Omnibus Amendment to Loan Documents dated as of June 18, 2014, among Cabela's Incorporated, various lenders party thereto, and U.S. Bank National Association, as Administrative Agent (incorporated by reference from Exhibit 10.1 of our Current Report on Form 8-K, filed on June 24, 2014, File No. 001-32227)

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