Form 10-Q
period 2014-09-27
CABELAS INC
filed 2014-10-24
CIK 1267130

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 27, 2014
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
Common stock, $0.01 par value: 71,087,397 shares as of October 20, 2014

CABELA'S INCORPORATED

FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 27, 2014

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

CABELA'S INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Dollars in Thousands Except Earnings Per Share)
(Unaudited)
	Three Months Ended		Nine Months Ended
	September 27, 2014	September 28, 2013	September 27, 2014	September 28, 2013
Revenue:
Merchandise sales	$773,438	$749,141	$2,040,501	$2,124,538
Financial Services revenue	109,132	98,403	317,074	272,753
Other revenue	3,432	3,284	15,451	12,839
Total revenue	886,002	850,828	2,373,026	2,410,130
Cost of revenue:
Merchandise costs (exclusive of depreciation and amortization)	492,492	469,614	1,306,585	1,341,706
Cost of other revenue	8	318	1,398	386
Total cost of revenue (exclusive of depreciation and amortization)	492,500	469,932	1,307,983	1,342,092

Selling, distribution, and administrative expenses	299,587	304,293	857,643	844,448
Impairment and restructuring charges	—	—	641	937

Operating income	93,915	76,603	206,759	222,653

Interest expense, net	(5,152)	(4,979)	(14,476)	(14,249)
Other non-operating income, net	916	1,028	4,057	3,675

Income before provision for income taxes	89,679	72,652	196,340	212,079
Provision for income taxes	35,840	22,766	73,235	67,801
Net income	$53,839	$49,886	$123,105	$144,278

Earnings per basic share	$0.76	$0.71	$1.73	$2.05
Earnings per diluted share	$0.75	$0.70	$1.71	$2.01

Basic weighted average shares outstanding	71,068,933	70,575,804	70,957,321	70,412,479
Diluted weighted average shares outstanding	71,693,136	71,757,901	71,885,472	71,717,894

Refer to notes to unaudited condensed consolidated financial statements.

CABELA'S INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In Thousands)
(Unaudited)
	Three Months Ended		Nine Months Ended
	September 27, 2014	September 28, 2013	September 27, 2014	September 28, 2013

Net income	$53,839	$49,886	$123,105	$144,278
Other comprehensive income (loss):
Unrealized gain (loss) on economic development bonds, net of taxes of $1,771, $365, $2,649, and $(653)	2,965	678	4,434	(1,681)
Cash flow hedges	—	—	—	1
Foreign currency translation adjustments	(7,253)	2,450	(5,936)	940
Total other comprehensive income (loss)	(4,288)	3,128	(1,502)	(740)
Comprehensive income	$49,551	$53,014	$121,603	$143,538

Refer to notes to unaudited condensed consolidated financial statements.

CABELA'S INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands Except Par Values)
(Unaudited)
	September 27, 2014	December 28, 2013	September 28, 2013
ASSETS
CURRENT
Cash and cash equivalents	$365,114	$199,072	$409,733
Restricted cash of the Trust	31,808	23,191	26,009
Held-to-maturity investment securities	—	—	135,000
Accounts receivable, net	24,512	42,868	29,367
Credit card loans (includes restricted credit card loans of the Trust of $4,036,331, $3,956,230, and $3,591,844), net of allowance for loan losses of $52,700, $53,110, and $57,370	4,011,187	3,938,630	3,567,423
Inventories	934,732	644,883	815,594
Prepaid expenses and other current assets	99,563	90,438	95,382
Income taxes receivable and deferred income taxes	98,054	47,430	53,693
Total current assets	5,564,970	4,986,512	5,132,201
Property and equipment, net	1,522,910	1,287,545	1,201,662
Economic development bonds	82,341	78,504	79,260
Other assets	45,243	44,303	48,942
Total assets	$7,215,464	$6,396,864	$6,462,065

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT
Accounts payable, including unpresented checks of $67,031, $22,717, and $23,745	$367,572	$261,200	$284,934
Gift instrument, credit card rewards, and loyalty rewards programs	281,759	291,444	248,711
Accrued expenses	129,091	204,073	153,287
Time deposits	290,007	297,645	357,314
Current maturities of secured variable funding obligations of the Trust	—	50,000	—
Current maturities of secured long-term obligations of the Trust	467,500	—	—
Current maturities of long-term debt	8,430	8,418	8,414
Deferred income taxes	836	—	—
Total current liabilities	1,545,195	1,112,780	1,052,660
Long-term time deposits	540,402	771,717	790,664
Secured long-term obligations of the Trust	2,579,750	2,452,250	2,452,250
Long-term debt, less current maturities	657,648	322,647	524,149
Deferred income taxes	3,671	3,118	14,329
Other long-term liabilities	149,818	128,018	102,063

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Preferred stock, $0.01 par value; Authorized – 10,000,000 shares; Issued – none	—	—	—
Common stock, $0.01 par value:
Class A Voting, Authorized – 245,000,000 shares
Issued – 71,085,205, 70,630,866, and 70,604,935 shares
Outstanding – 71,085,205, 70,630,866, and 70,604,705 shares	711	706	706
Additional paid-in capital	357,573	346,535	339,752
Retained earnings	1,383,922	1,260,817	1,180,705
Accumulated other comprehensive income (loss)	(3,226)	(1,724)	4,802
Treasury stock, at cost – 230 shares at September 28, 2013	—	—	(15)
Total stockholders’ equity	1,738,980	1,606,334	1,525,950
Total liabilities and stockholders’ equity	$7,215,464	$6,396,864	$6,462,065
Refer to notes to unaudited condensed consolidated financial statements.

CABELA'S INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(Unaudited)
	Nine Months Ended
	September 27, 2014	September 28, 2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$123,105	$144,278
Adjustments to reconcile net income to net cash flows by operating activities:
Depreciation and amortization	82,548	68,067
Impairment and restructuring charges	641	937
Stock-based compensation	13,049	11,150
Deferred income taxes	1,106	5,058
Provision for loan losses	42,116	33,030
Other, net	(1,105)	545
Change in operating assets and liabilities, net:
Accounts receivable	18,680	16,899
Credit card loans originated from internal operations, net	55,813	38,713
Inventories	(292,157)	(263,019)
Prepaid expenses and other current assets	(11,135)	36,243
Accounts payable and accrued expenses	(32,719)	9,992
Gift instrument, credit card rewards, and loyalty rewards programs	(9,429)	(13,942)
Other long-term liabilities	23,439	6,417
Income taxes receivable	(52,993)	(175)
Net cash (used in) provided by operating activities	(39,041)	94,193

CASH FLOWS FROM INVESTING ACTIVITIES:
Property and equipment additions	(302,732)	(277,524)
Change in credit card loans originated externally, net	(170,486)	(141,694)
Change in restricted cash of the Trust, net	(8,617)	(8,717)
Proceeds from retirement and maturity of economic development bonds	3,246	3,447
Purchases of held-to-maturity investment securities	(24,999)	(135,000)
Maturities of held-to-maturity investment securities	25,089	—
Other investing changes, net	(241)	(170)
Net cash used in investing activities	(478,740)	(559,658)

CASH FLOWS FROM FINANCING ACTIVITIES:
Change in unpresented checks net of bank balances	44,314	(5,183)
Change in time deposits, net	(238,953)	99,960
Borrowings on secured obligations of the Trust	685,000	1,234,750
Repayments on secured obligations of the Trust	(140,000)	(935,000)
Borrowings on revolving credit facilities and inventory financing	1,394,263	602,876
Repayments on revolving credit facilities and inventory financing	(1,049,556)	(398,343)
Payments on long-term debt	(8,347)	(8,336)
Exercise of employee stock options and employee stock purchase plan issuances, net	(3,570)	(100)
Excess tax benefits from exercise of employee stock options	2,051	5,878
Purchase of treasury stock	—	(10,053)
Other financing changes, net	(1)	(1)
Net cash provided by financing activities	685,201	586,448

Effect of exchange rates on cash and cash equivalents	(1,378)	—

Net change in cash and cash equivalents	166,042	120,983
Cash and cash equivalents, at beginning of period	199,072	288,750
Cash and cash equivalents, at end of period	$365,114	$409,733
Refer to notes to unaudited condensed consolidated financial statements.

CABELA'S INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Dollars in Thousands)
(Unaudited)
	Common Stock Shares	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total

Balance, beginning of 2013	70,545,558	$705	$351,161	$1,036,427	$5,542	$(17,856)	$1,375,979
Net income	—	—	—	144,278	—	—	144,278
Other comprehensive loss	—	—	—	—	(740)	—	(740)
Common stock repurchased	—	—	—	—	—	(10,053)	(10,053)
Stock-based compensation	—	—	10,708	—	—	—	10,708
Exercise of employee stock options and tax withholdings on share-based payment awards	59,377	1	(27,995)	—	—	27,894	(100)
Excess tax benefit on employee stock option exercises	—	—	5,878	—	—	—	5,878
Balance at September 28, 2013	70,604,935	$706	$339,752	$1,180,705	$4,802	$(15)	$1,525,950

Balance, beginning of 2014	70,630,866	$706	$346,535	$1,260,817	$(1,724)	$—	$1,606,334
Net income	—	—	—	123,105	—	—	123,105
Other comprehensive loss	—	—	—	—	(1,502)	—	(1,502)
Stock-based compensation	—	—	12,562	—	—	—	12,562
Exercise of employee stock options and tax withholdings on share-based payment awards	454,339	5	(3,575)	—	—	—	(3,570)
Excess tax benefit on employee stock option exercises	—	—	2,051	—	—	—	2,051
Balance at September 27, 2014	71,085,205	$711	$357,573	$1,383,922	$(3,226)	$—	$1,738,980
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

Cash and Cash Equivalents – Cash and cash equivalents of the Financial Services segment were $303,975, $94,112, and $334,832 at September 27, 2014, December 28, 2013, and September 28, 2013, respectively. Due to regulatory restrictions on WFB, the Company cannot use WFB's cash for non-banking operations.

Reporting Periods – Unless otherwise stated, the fiscal periods referred to in the notes to these condensed consolidated financial statements are the 13 weeks ended September 27, 2014 (“three months ended September 27, 2014”), the 13 weeks ended September 28, 2013 (“three months ended September 28, 2013”), the 39 weeks ended September 27, 2014 ("nine months ended September 27, 2014"), the 39 weeks ended September 28, 2013 ("nine months ended September 28, 2013"), and the 52 weeks ended December 28, 2013 ("year ended 2013"). WFB follows a calendar fiscal period and, accordingly, the respective three and nine month periods ended on September 30, 2014 and 2013, and the fiscal year ended on December 31, 2013.

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

The following table presents the components of the consolidated assets and liabilities of the Trust at the periods ended:

	September 27, 2014	December 28, 2013	September 28, 2013
Consolidated assets:
Restricted credit card loans, net of allowance of $52,510, $52,820, and $57,030	$3,983,821	$3,903,410	$3,534,814
Restricted cash	31,808	23,191	26,009
Total	$4,015,629	$3,926,601	$3,560,823

Consolidated liabilities:
Secured variable funding obligations	$—	$50,000	$—
Secured long-term obligations	3,047,250	2,452,250	2,452,250
Interest due to third party investors	2,064	1,904	2,214
Total	$3,049,314	$2,504,154	$2,454,464

3.    CREDIT CARD LOANS AND ALLOWANCE FOR LOAN LOSSES

The following table reflects the composition of the credit card loans at the periods ended:

	September 27, 2014	December 28, 2013	September 28, 2013

Restricted credit card loans of the Trust (restricted for repayment of secured obligations of the Trust)	$4,036,331	$3,956,230	$3,591,844
Unrestricted credit card loans	22,811	29,619	27,999
Total credit card loans	4,059,142	3,985,849	3,619,843
Allowance for loan losses	(52,700)	(53,110)	(57,370)
Deferred credit card origination costs	4,745	5,891	4,950
Credit card loans, net	$4,011,187	$3,938,630	$3,567,423

CABELA'S INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands Except Share and Per Share Amounts)
(Unaudited)

Allowance for Loan Losses:
The following table reflects the activity in the allowance for loan losses by credit card segment for the periods presented:

	Three Months Ended
	September 27, 2014			September 28, 2013
	Credit Card Loans	Restructured Credit Card Loans	Total Credit Card Loans	Credit Card Loans	Restructured Credit Card Loans	Total Credit Card Loans

Balance, beginning of period	$40,440	$6,910	$47,350	$43,500	$19,000	$62,500
Provision for loan losses	16,706	2,382	19,088	13,280	(4,876)	8,404

Charge-offs	(14,601)	(3,409)	(18,010)	(13,841)	(3,636)	(17,477)
Recoveries	3,165	1,107	4,272	2,931	1,012	3,943
Net charge-offs	(11,436)	(2,302)	(13,738)	(10,910)	(2,624)	(13,534)
Balance, end of period	$45,710	$6,990	$52,700	$45,870	$11,500	$57,370

	Nine Months Ended
	September 27, 2014			September 28, 2013
	Credit Card Loans	Restructured Credit Card Loans	Total Credit Card Loans	Credit Card Loans	Restructured Credit Card Loans	Total Credit Card Loans

Balance, beginning of period	$44,660	$8,450	$53,110	$42,600	$23,000	$65,600
Provision for loan losses	35,819	6,297	42,116	37,227	(4,197)	33,030

Charge-offs	(45,654)	(10,976)	(56,630)	(43,894)	(10,532)	(54,426)
Recoveries	10,885	3,219	14,104	9,937	3,229	13,166
Net charge-offs	(34,769)	(7,757)	(42,526)	(33,957)	(7,303)	(41,260)
Balance, end of period	$45,710	$6,990	$52,700	$45,870	$11,500	$57,370
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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands Except Share and Per Share Amounts)
(Unaudited)

The table below provides information on current, non-accrual, past due, and restructured credit card loans by class using the respective quarter FICO score at the periods ended:

September 27, 2014:	FICO Score of Credit Card Loans Segment			Restructured Credit Card Loans Segment (1)
	691 and Below	692 - 758	759 and Above		Total
Credit card loan status:
Current	$572,619	$1,351,772	$2,024,315	$30,230	$3,978,936
1 to 29 days past due	22,487	13,931	14,156	3,244	53,818
30 to 59 days past due	7,663	1,369	467	1,266	10,765
60 or more days past due	12,965	178	40	2,440	15,623
Total past due	43,115	15,478	14,663	6,950	80,206
Total credit card loans	$615,734	$1,367,250	$2,038,978	$37,180	$4,059,142

90 days or more past due and still accruing	$6,879	$27	$6	$1,164	$8,076
Non-accrual	—	—	—	5,144	5,144

December 28, 2013:	FICO Score of Credit Card Loans Segment			Restructured Credit Card Loans Segment (1)
	691 and Below	692 - 758	759 and Above		Total
Credit card loan status:
Current	$527,202	$1,299,982	$2,047,424	$34,444	$3,909,052
1 to 29 days past due	20,702	13,421	12,953	3,962	51,038
30 to 59 days past due	7,013	1,229	296	1,641	10,179
60 or more days past due	12,445	184	31	2,920	15,580
Total past due	40,160	14,834	13,280	8,523	76,797
Total credit card loans	$567,362	$1,314,816	$2,060,704	$42,967	$3,985,849

90 days or more past due and still accruing	$6,637	$36	$17	$1,381	$8,071
Non-accrual	—	—	—	5,381	5,381

September 28, 2013:	FICO Score of Credit Card Loans Segment			Restructured Credit Card Loans Segment (1)
	691 and Below	692 - 758	759 and Above		Total
Credit card loan status:
Current	$498,540	$1,208,374	$1,803,735	$36,380	$3,547,029
1 to 29 days past due	19,899	13,468	11,487	3,996	48,850
30 to 59 days past due	6,807	1,117	290	1,876	10,090
60 or more days past due	10,965	203	19	2,687	13,874
Total past due	37,671	14,788	11,796	8,559	72,814
Total credit card loans	$536,211	$1,223,162	$1,815,531	$44,939	$3,619,843

90 days or more past due and still accruing	$5,624	$18	$1	$1,222	$6,865
Non-accrual	—	—	—	5,672	5,672

(1)	Specific allowance for loan losses of $6,990 at September 27, 2014, $8,450 at December 28, 2013, and $11,500 at September 28, 2013, are included in allowance for loan losses.

CABELA'S INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands Except Share and Per Share Amounts)
(Unaudited)

4.     SECURITIES

Securities consisted of the following for the periods ended:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
September 27, 2014:
Available-for-sale securities:
Economic development bonds	$67,826	$14,515	$—	$82,341

December 28, 2013:
Available-for-sale securities:
Economic development bonds	$71,072	$7,432	$—	$78,504

September 28, 2013:
Available-for-sale securities:
Economic development bonds	$71,098	$8,199	$(37)	$79,260

Held-to-maturity securities:
U.S. government agency (1)	$135,000	$3	$—	$135,003

(1)
Represents U. S. government agency held-to-maturity securities held by the Financial Services segment and available for utilization only by the Financial Services segment pursuant to regulatory restrictions.

The carrying value and fair value of these securities classified by estimated maturity based on expected future cash flows at September 27, 2014, were as follows:

	Amortized Cost	Fair Value

For the three months ending December 27, 2014	$1,344	$1,895
For the fiscal years ending:
2015	2,132	2,920
2016	2,677	3,526
2017	2,704	3,404
2018	3,324	4,121
2019 - 2023	23,048	28,241
2024 and thereafter	32,597	38,234
Totals	$67,826	$82,341
Interest earned on the securities totaled $2,979 and $3,089 in the nine months ended September 27, 2014, and September 28, 2013, respectively. There were no realized gains or losses on these securities in the nine months ended September 27, 2014, or September 28, 2013.

CABELA'S INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands Except Share and Per Share Amounts)
(Unaudited)

5.    BORROWINGS OF FINANCIAL SERVICES SEGMENT

The Trust issues fixed and floating (variable) rate term securitizations, which are considered secured obligations backed by restricted credit card loans. A summary of the secured fixed and variable rate long-term obligations of the Trust by series, the expected maturity dates, and the respective weighted average interest rates are presented in the following tables at the periods ended:

September 27, 2014:
Series	Expected Maturity Date	Fixed Rate Obligations	Interest Rate	Variable Rate Obligations	Interest Rate	Total Obligations	Interest Rate

Series 2010-I	January 2015	$—	—%	$255,000	1.60%	$255,000	1.60%
Series 2010-II	September 2015	127,500	2.29	85,000	0.85	212,500	1.72
Series 2011-II	June 2016	155,000	2.39	100,000	0.75	255,000	1.75
Series 2011-IV	October 2016	165,000	1.90	90,000	0.70	255,000	1.48
Series 2012-I	February 2017	275,000	1.63	150,000	0.68	425,000	1.30
Series 2012-II	June 2017	300,000	1.45	125,000	0.63	425,000	1.21
Series 2013-I	February 2023	327,250	2.71	—	—	327,250	2.71
Series 2013-II	August 2018	100,000	2.17	197,500	0.80	297,500	1.26
Series 2014-I	March 2017	—	—	255,000	0.50	255,000	0.50
Series 2014-II	September 2019	—	—	340,000	0.60	340,000	0.60

Secured long-term obligations of the Trust		1,449,750		1,597,500		3,047,250
Less current maturities		(127,500)		(340,000)		(467,500)
Secured long-term obligations of the Trust, less current maturities		$1,322,250		$1,257,500		$2,579,750

December 28, 2013:
Series	Expected Maturity Date	Fixed Rate Obligations	Interest Rate	Variable Rate Obligations	Interest Rate	Total Obligations	Interest Rate

Series 2010-I	January 2015	$—	—%	$255,000	1.62%	$255,000	1.62%
Series 2010-II	September 2015	127,500	2.29	85,000	0.87	212,500	1.72
Series 2011-II	June 2016	155,000	2.39	100,000	0.77	255,000	1.75
Series 2011-IV	October 2016	165,000	1.90	90,000	0.72	255,000	1.48
Series 2012-I	February 2017	275,000	1.63	150,000	0.70	425,000	1.30
Series 2012-II	June 2017	300,000	1.45	125,000	0.65	425,000	1.21
Series 2013-I	February 2023	327,250	2.71	—	—	327,250	2.71
Series 2013-II	August 2018	100,000	2.17	197,500	0.82	297,500	1.27

Secured long-term obligations of the Trust		$1,449,750		$1,002,500		$2,452,250

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

The Trust sold asset-backed notes of $300,000 (Series 2014-I) on March 25, 2014, and $400,000 (Series 2014-II) on July 16, 2014. The Series 2014-I securitization transaction included the issuance of $255,000 Class A notes, which accrue interest at a floating rate equal to the one-month London Interbank Offered Rate (“LIBOR”) plus 0.35% per year, and three subordinated classes of notes in the aggregate principal amount of $45,000. The Series 2014-II securitization transaction included the issuance of $340,000 Class A notes, which accrue interest at a floating rate equal to the one-month LIBOR plus 0.45% per year, and three subordinated classes of notes in the aggregate principal amount of $60,000. The Financial Services segment retained each of the subordinated classes of notes which were eliminated in the preparation of our condensed consolidated financial statements. Each class of notes issued in the Series 2014-I securitization transaction has an expected life of approximately three years and a contractual maturity of approximately six years. Each class of notes issued in the Series 2014-II securitization transaction has an expected life of approximately five years and a contractual maturity of approximately eight years. These securitization transactions will be used to fund the growth in restricted credit card loans, maturities of time deposits, and future obligations of the Trust.

The Trust also issues variable funding facilities which are considered secured obligations backed by restricted credit card loans. The Trust renewed one of its variable funding facilities on March 27, 2014, for an additional three years and increased the commitment from $350,000 to $500,000. At September 27, 2014, the Trust had three variable funding facilities with $1,025,000 in total capacity and no amounts outstanding. The variable funding facilities are scheduled to mature in March of 2015, 2016, and 2017. Each of these variable funding facilities includes an option to renew subject to certain terms and conditions. Variable rate note interest is priced at a benchmark rate, LIBOR, or commercial paper rate, plus a spread, which ranges from 0.50% to 0.85%. The variable rate notes provide for a fee ranging from 0.25% to 0.40% on the unused portion of the facilities. During the nine months ended September 27, 2014, and September 28, 2013, the daily average balance outstanding on these notes was $2,198 and $33,443, with a weighted average interest rate of 0.75% and 0.78%, respectively.

The Financial Services segment has unsecured federal funds purchase agreements with two financial institutions. The maximum amount that can be borrowed is $85,000. There were no amounts outstanding at September 27, 2014, December 28, 2013, or September 28, 2013. During the nine months ended September 27, 2014, there was no daily average balance outstanding. During the nine months ended September 28, 2013, the daily average balance outstanding was $305 with a weighted average rate of 0.75%.

CABELA'S INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands Except Share and Per Share Amounts)
(Unaudited)

6.     LONG-TERM DEBT AND CAPITAL LEASES

Long-term debt, including revolving credit facilities and capital leases, consisted of the following at the periods ended:

	September 27, 2014	December 28, 2013	September 28, 2013

Unsecured revolving credit facility	$340,000	$2,932	$200,000
Unsecured notes due 2016 with interest at 5.99%	215,000	215,000	215,000
Unsecured senior notes due 2017 with interest at 6.08%	60,000	60,000	60,000
Unsecured senior notes due 2015-2018 with interest at 7.20%	32,572	40,714	40,714
Unsecured $20 million Canadian revolving credit facility	6,292	—	4,364
Capital lease obligations payable through 2036	12,214	12,419	12,485
Total debt	666,078	331,065	532,563
Less current portion of debt	(8,430)	(8,418)	(8,414)
Long-term debt, less current maturities	$657,648	$322,647	$524,149

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
During the nine months ended September 27, 2014, and September 28, 2013, the daily average principal balance outstanding on the line of credit was $47,929 and $65,030, respectively, and the weighted average interest rate was 1.47% and 1.46%, respectively. Letters of credit and standby letters of credit totaling $32,290 and $27,753 were outstanding at September 27, 2014, and September 28, 2013, respectively. The daily average outstanding amount of total letters of credit during the nine months ended September 27, 2014, and September 28, 2013, was $23,287 and $22,277, respectively.
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

CABELA'S INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands Except Share and Per Share Amounts)
(Unaudited)

At September 27, 2014, the Company was in compliance with the financial covenant requirements of its $775,000 credit agreement with a fixed charge coverage ratio of 8.39 to 1 (minimum requirement is 2.00 to 1), a leverage ratio of 1.11 to 1 (requirement is no more than 3.00 to 1), and a consolidated net worth that was $594,301 in excess of the minimum. At September 27, 2014, the Company was in compliance with all financial covenants under its credit agreements and unsecured notes. We anticipate that we will continue to be in compliance with all financial covenants under our credit agreements and unsecured notes through at least the next 12 months.

7.     IMPAIRMENT AND RESTRUCTURING CHARGES
Impairment and restructuring charges consisted of the following for the periods ended:

	Three Months Ended		Nine Months Ended
	September 27, 2014	September 28, 2013	September 27, 2014	September 28, 2013

Impairment losses on property, equipment, and other assets	$—	$—	$—	$937
Restructuring charges for severance and related benefits	—	—	641	—
Total	$—	$—	$641	$937
Long-lived assets of the Company are evaluated for possible impairment whenever events or changes in circumstances may indicate that the carrying value of an asset may not be recoverable. During the three and nine months ended September 27, 2014, and September 28, 2013, the Company evaluated the recoverability of certain property, equipment, and economic development bonds. Except as noted for the nine months ended September 28, 2013, the Company did not recognize any impairment.
Canada Distribution Center:
On June 11, 2014, the Company announced the transition to a third-party logistics provider for its distribution needs in Canada. Therefore, we anticipate closing our distribution center in Winnipeg, Manitoba, in March 2015. The third-party logistics provider began processing a portion of our Canada merchandise in a Calgary, Alberta, distribution center in October 2014. Accordingly, in the three months ended June 28, 2014, the Company recognized a restructuring charge related to employee severance agreements and termination benefits totaling $641. This restructuring charge was recorded to the Corporate Overhead and Other segment.

Retail Store Properties:
In the nine months ended September 28, 2013, the Company recognized an impairment loss totaling $937 related to the store closure of our former Winnipeg, Manitoba, Canada, retail site. The impairment loss of $937 included leasehold improvements write-offs as well as lease cancellation and restoration costs. This impairment loss was recorded to the Retail segment ($820) and the Corporate Overhead and Other segment ($117).

Local economic trends, government regulations, and other restrictions where we own properties may impact management projections that could change undiscounted cash flows in future periods which could trigger possible future write downs.

CABELA'S INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands Except Share and Per Share Amounts)
(Unaudited)

8.     INCOME TAXES

A reconciliation of the statutory federal income tax rate to the effective income tax rate was as follows for the periods presented.

	Three Months Ended		Nine Months Ended
	September 27, 2014	September 28, 2013	September 27, 2014	September 28, 2013

Statutory federal rate	35.0%	35.0%	35.0%	35.0%
State income taxes, net of federal tax benefit	2.2	1.4	2.0	1.4
Other nondeductible items	0.4	0.2	0.4	0.2
Tax exempt interest income	(0.6)	(0.5)	(0.5)	(0.4)
Rate differential on foreign income	2.8	(5.2)	0.9	(4.2)
Change in unrecognized tax benefits	—	(0.8)	(1.0)	—
Other, net	0.2	1.2	0.5	—
Effective income tax rate	40.0%	31.3%	37.3%	32.0%
The increases in our effective tax rate comparing the three and nine months ended September 27, 2014, to the respective 2013 periods are due to an increase of $3,872 related to tax adjustments attributable to changes in the mix of prior year taxable income between the United States and foreign tax jurisdictions and an increase in our state effective tax rate.
As of September 27, 2014, cash and cash equivalents held by our foreign subsidiaries totaled $19,770. Our intent is to permanently reinvest these funds outside the United States for capital expansion. Based on the Company's current projected capital needs and the current amount of cash and cash equivalents held by our foreign subsidiaries, we do not anticipate incurring any material tax costs beyond our accrued tax position in connection with any repatriation, but we may be required to accrue for unanticipated additional tax costs in the future if our expectations or the amount of cash held by our foreign subsidiaries change.
In the three months ended September 27, 2014, the Company paid a deposit of $50,000 for federal taxes related to prior period uncertain tax positions. Prior to 2013, the Company paid a total of $53,418 as deposits for federal taxes related to prior period uncertain tax positions for a total of $103,418 in deposits outstanding. These deposits were classified as a current asset netted within income taxes receivable and deferred income taxes in the condensed consolidated balance sheets.

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
The balance of unrecognized tax benefits, classified as other long-term liabilities in the condensed consolidated balance sheets, totaled $79,490, $64,800, and $42,215 at September 27, 2014, December 28, 2013, and September 28, 2013, respectively. The changes comparing the respective periods were due primarily to our assessments of uncertain tax positions related to prior period tax positions. Since the Company is routinely under audit by various taxing authorities, and the Company expects to resolve the tax issues at appeals for the 2007 and 2008 examination years in 2015, it is reasonably possible that the amount of unrecognized tax benefits will change during the next 12 months. However, we do not expect the change, if any, to have a material effect on the Company's consolidated financial condition or results of operations within the next 12 months.

CABELA'S INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands Except Share and Per Share Amounts)
(Unaudited)

9.     COMMITMENTS AND CONTINGENCIES

The Company leases various buildings, computer and other equipment, and storage space under operating leases which expire on various dates through January 2041. Rent expense on these leases as well as other month to month rentals was $6,146 and $14,050 in the three and nine months ended September 27, 2014, compared to $3,955 and $10,843 in the three and nine months ended September 28, 2013.
The following is a schedule of future minimum rental payments under operating leases at September 27, 2014:

For the three months ending December 27, 2014	$5,863
For the fiscal years ending:
2015	22,493
2016	23,061
2017	22,605
2018	29,073
Thereafter	305,012
Total	$408,107
The Company leases 25 of its retail store sites. Certain of these leases include tenant allowances that are amortized over the life of the lease. The Company received $7,243 in tenant allowances in the nine months ended September 27, 2014, and $4,950 during the nine months ended September 28, 2013. The Company does not expect to receive any additional tenant allowances under leases during the remainder of 2014. Certain leases require the Company to pay contingent rental amounts based on a percentage of sales, in addition to real estate taxes, insurance, maintenance, and other operating expenses associated with the leased premises. These leases have terms which include renewal options ranging from 10 to 70 years.

The Company has entered into real estate purchase, construction, and/or economic incentive agreements for various new retail store site locations. At September 27, 2014, the Company estimated it had total cash commitments of approximately $609,500 outstanding for projected expenditures related to the development, construction, and completion of new retail stores and a new distribution center. This amount excludes any estimated costs associated with new stores where the Company does not have a commitment as of September 27, 2014. We expect to fund these estimated capital expenditures over the next 12 months with cash generated from operations and borrowings.
Under various grant programs, state or local governments provide funding for certain costs associated with developing and opening a new retail store. The Company generally receives grant funding in exchange for commitments, such as assurance of agreed employment and wage levels at the retail store or that the retail store will remain open, made by the Company to the state or local government providing the funding. The commitments typically phase out over approximately five to 10 years. If the Company failed to maintain the commitments during the applicable period, the funds received may have to be repaid or other adverse consequences may arise, which could affect the Company's cash flows and profitability. At September 27, 2014, the total amount of grant funding subject to a specific contractual remedy was $44,231. No grant funding was received in the nine months ended September 27, 2014. At September 27, 2014, December 28, 2013, and September 28, 2013, the amount the Company had recorded in liabilities in the condensed consolidated balance sheets relating to these grants was $22,650, $22,536, and $6,673, respectively.

The Company operates an open account document instructions program, which provides for Cabela's-issued letters of credit. We had obligations to pay participating vendors $63,352, $48,409, and $60,579 at September 27, 2014, December 28, 2013, and September 28, 2013, respectively.

CABELA'S INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands Except Share and Per Share Amounts)
(Unaudited)

The Financial Services segment enters into financial instruments with off-balance sheet risk in the normal course of business through the origination of unsecured credit card loans. Unsecured credit card accounts are commitments to extend credit and totaled $29,360,000, $25,255,000, and $25,093,000 at September 27, 2014, December 28, 2013, and September 28, 2013, respectively. These commitments are in addition to any current outstanding balances of a cardholder. Unsecured credit card loans involve, to varying degrees, elements of credit risk in excess of the amount recognized in the condensed consolidated balance sheets. The principal amounts of these instruments reflect the Financial Services segment's maximum related exposure. The Financial Services segment has not experienced and does not anticipate that all customers will exercise the entire available line of credit at any given point in time. The Financial Services segment has the right to reduce or cancel the available lines of credit at any time.

Visa Litigation Settlement – In June 2005, a number of entities, each purporting to represent a class of retail merchants, sued Visa and several member banks, and other credit card associations, alleging, among other things, that Visa and its member banks violated United States antitrust laws by conspiring to fix the level of interchange fees. In July 2012, the parties to this litigation entered into a settlement agreement to resolve the claims brought by the class members. On December 13, 2013, the settlement received final court approval. The settlement agreement required, among other things, (i) the distribution to class merchants of an amount equal to 10 basis points of default interchange across all credit rate categories for a period of eight consecutive months, which otherwise would have been paid to issuers like WFB, (ii) Visa to change its rules to allow merchants to charge a surcharge on credit card transactions subject to a cap, and (iii) Visa to meet with merchant buying groups that seek to negotiate interchange rates collectively. To date, WFB has not been named as a defendant in any credit card industry lawsuits. The remaining related liability of $951 was settled in the second quarter of 2014. Therefore, at September 27, 2014, no liability was outstanding for this settlement compared to $4,687 at December 28, 2013, and $8,300 at September 28, 2013.
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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands Except Share and Per Share Amounts)
(Unaudited)

10.     STOCK-BASED COMPENSATION PLANS AND EMPLOYEE BENEFIT PLANS

Stock-Based Compensation – The Company recognized total stock-based compensation expense of $4,484 and $13,049 for the three and nine months ended September 27, 2014, and $3,837 and $11,150 for the three and nine months ended September 28, 2013. Compensation expense related to the Company's stock-based payment awards is recognized in selling, distribution, and administrative expenses in the condensed consolidated statements of income. At September 27, 2014, the total unrecognized deferred stock-based compensation balance for all equity awards issued, net of expected forfeitures, was $29,663, net of tax, which is expected to be amortized over a weighted average period of 2.8 years.

2013 Stock Plan – The Cabela's Incorporated 2013 Stock Plan (the "2013 Stock Plan"), which replaced the Company's 2004 Stock Plan, provides for the grant of incentive stock options, non-statutory stock options ("NSOs"), stock appreciation rights, performance stock, performance units, restricted stock, and restricted stock units to employees and consultants. Non-employee directors are eligible to receive any type of award offered under the 2013 Stock Plan except incentive stock options. Awards granted under the 2013 Stock Plan have a term of no greater than ten years from the grant date and become exercisable under the vesting schedule determined at the time of grant. As of September 27, 2014, the maximum number of shares available for awards under the 2013 Stock Plan was 3,334,274.

As of September 27, 2014, there were 2,734,674 awards outstanding under the 2004 Stock Plan and 665,726 awards outstanding under the 2013 Stock Plan. To the extent available, we will issue treasury shares for the exercise of stock options before issuing new shares.
Option Awards – During the nine months ended September 27, 2014, there were 194,905 NSOs granted to employees at an exercise price of $66.32 per share. These options have an eight-year term and vest over four years. In addition, on March 2, 2014, the Company also issued 64,000 premium-priced NSOs to its President and Chief Executive Officer at an exercise price of $76.27 (which was equal to 115% of the closing price of the Company's common stock on the New York Stock Exchange on February 28, 2014). The premium-priced NSOs vest in three equal annual installments beginning on March 2, 2017, and expire on March 2, 2022.

During the nine months ended September 27, 2014, the Company granted 40,000 NSOs to non-employee directors at a weighted average exercise price of $61.53 per share. These options have an eight-year term and vest over one year.

During the nine months ended September 27, 2014, there were 280,951 options exercised. The aggregate intrinsic value of awards exercised was $18,435 and $17,854 during the nine months ended September 27, 2014, and September 28, 2013, respectively. Based on the Company's closing stock price of $58.49 at September 27, 2014, the total number of in-the-money awards exercisable as of September 27, 2014, was 1,921,295.

Nonvested Stock and Stock Unit Awards – During the nine months ended September 27, 2014, the Company issued 291,705 units of nonvested stock to employees at a weighted average fair value of $66.28 per unit. These nonvested stock units vest evenly over four years on the grant date anniversary based on the passage of time. On March 2, 2014, the Company also issued 51,050 units of performance-based restricted stock units to certain executives at a fair value of $66.32 per unit. These performance-based restricted stock units will begin vesting in four equal annual installments on March 2, 2015, if the performance criteria are achieved.

On June 5, 2014, the Company granted 409 units of nonvested stock to a non-employee director of WFB under the 2013 Stock Plan at a fair value of $61.23 per unit. These nonvested stock units vest over one year.

Employee Stock Purchase Plan – During the nine months ended September 27, 2014, there were 52,830 shares issued under the Cabela's Incorporated 2013 Employee Stock Purchase Plan (the "2013 ESPP"). As of September 27, 2014, there were 1,917,355 shares of common stock authorized and available for issuance under the 2013 ESPP.

CABELA'S INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands Except Share and Per Share Amounts)
(Unaudited)

11.	STOCKHOLDERS' EQUITY AND DIVIDEND RESTRICTIONS

Retained Earnings – The most significant restrictions on the payment of dividends are contained within the covenants under the Company's revolving credit and unsecured senior notes purchase agreements. Also, Nebraska banking laws govern the amount of dividends that WFB can pay to Cabela's. In April 2014, WFB paid a $40,000 dividend to Cabela's. At September 27, 2014, the Company had unrestricted retained earnings of $229,377 available for dividends. However, the Company has never declared or paid any cash dividends on its common stock, and does not anticipate paying any cash dividends in the foreseeable future.

Accumulated Other Comprehensive Income (Loss) – The components of accumulated other comprehensive income (loss), net of related taxes, are as follows for the periods ended:

	September 27, 2014	December 28, 2013	September 28, 2013

Accumulated net unrealized holding gains on economic development bonds	$9,116	$4,682	$5,142
Cumulative foreign currency translation adjustments	(12,342)	(6,406)	(340)
Total accumulated other comprehensive income (loss)	$(3,226)	$(1,724)	$4,802

Treasury Stock – The Company announced on February 13, 2014, its intent to repurchase up to 650,000 shares of its common stock in open market transactions through February 2015. There is no guarantee as to the exact number of shares that we will repurchase. During the three and nine months ended September 27, 2014, there were no shares repurchased. There were 650,000 shares remaining to be purchased at September 27, 2014, under the February 2014 repurchase program.

The following table reconciles the Company's treasury stock activity for the periods presented.

	Three Months Ended		Nine Months Ended
	September 27, 2014	September 28, 2013	September 27, 2014	September 28, 2013

Balance, beginning of period	—	13,737	—	492,414
Purchase of treasury stock at cost (1)	—	17,439	—	181,179
Treasury shares issued on exercise of stock options and share-based payment awards	—	(30,946)	—	(673,363)
Balance, end of period	—	230	—	230

(1)
Reflects common stock withheld (under the terms of grants pursuant to a stock compensation plan) totaling 17,439 shares to offset tax withholding obligations upon the vesting and release of restricted shares on July 7, 2013.

CABELA'S INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands Except Share and Per Share Amounts)
(Unaudited)

12.     EARNINGS PER SHARE

The following table reconciles the weighted average number of shares utilized in the earnings per share calculations for the periods presented.

	Three Months Ended		Nine Months Ended
	September 27, 2014	September 28, 2013	September 27, 2014	September 28, 2013

Common shares – basic	71,068,933	70,575,804	70,957,321	70,412,479
Effect of incremental dilutive securities:
Stock options, nonvested stock units, and employee stock purchase plans	624,203	1,182,097	928,151	1,305,415
Common shares – diluted	71,693,136	71,757,901	71,885,472	71,717,894

Stock options outstanding and nonvested stock units issued considered anti-dilutive excluded from calculation	730,139	37,582	574,234	12,527

13.     SUPPLEMENTAL CASH FLOW INFORMATION

The following table sets forth non-cash financing and investing activities and other cash flow information for the nine months ended:

	September 27, 2014	September 28, 2013
Non-cash financing and investing activities:
Accrued property and equipment additions (1)	$52,917	$49,007
Depreciation adjustment reducing deferred grant income	(831)	—

Other cash flow information:
Interest paid (2)	$62,790	$58,778
Capitalized interest	(6,047)	(2,942)
Interest paid, net of capitalized interest	$56,743	$55,836
Income taxes paid, net of refunds	$106,672	$52,532

(1)	Accrued property and equipment additions are recognized in the condensed consolidated statements of cash flows in the period they are paid.

(2)	Includes interest from the Financial Services segment totaling $47,910 and $45,987, respectively.

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

Segment assets are those directly used in or clearly allocable to an operating segment’s operations. Depreciation, amortization, and property and equipment expenditures are recognized in each respective segment. Major assets by segment include:

•
Retail segment – inventory in the retail stores, land, buildings, fixtures, and leasehold improvements, and goodwill. The balance of goodwill in the Retail segment totaled $3,157, $3,295, and $3,406 at September 27, 2014, December 28, 2013, and September 28, 2013, respectively. The change in the carrying value of goodwill between periods was due to foreign currency adjustments.

•	Direct segment – fixed assets and deferred catalog costs.

•
Financial Services segment – cash, credit card loans, restricted cash, receivables, fixtures, and other assets. Cash and cash equivalents of the Financial Services segment were $303,975, $94,112, and $334,832 at September 27, 2014, December 28, 2013, and September 28, 2013, respectively.

•
Corporate Overhead and Other segment – corporate headquarters and facilities, merchandise distribution inventory, shared technology infrastructure and related information technology systems, corporate cash and cash equivalents, economic development bonds, prepaid expenses, deferred income taxes, and other corporate long-lived assets.

Under an Intercompany Agreement, the Financial Services segment pays to the Retail and Direct segments a fixed license fee that includes 70 basis points on all originated charge volume of the Cabela's CLUB Visa credit card portfolio. In addition, among other items, the agreement requires the Financial Services segment to reimburse the Retail and Direct segments for certain promotional costs, which are recorded as a reduction to Financial Services segment revenue and as a reduction to merchandise costs associated with the Retail and Direct segments. Beginning in the second quarter of 2014, this reimbursement from our Financial Services segment to our Retail and Direct segments for certain promotional costs has been adjusted to eliminate in consolidation. Prior periods have not been adjusted.
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

CABELA'S INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands Except Share and Per Share Amounts)
(Unaudited)

Financial information by segment is presented in the following tables for the periods presented:

				Corporate Overhead and Other
			Financial Services
	Retail	Direct			Total
Three Months Ended September 27, 2014:
Merchandise sales	$598,103	$175,335	$—	$—	$773,438
Non-merchandise revenue:
Financial Services	—	—	104,236	—	104,236
Other	583	—	—	2,849	3,432
Total revenue before intersegment eliminations	598,686	175,335	104,236	2,849	881,106
Intersegment revenue eliminated in consolidation	—	—	4,896	—	4,896
Total revenue as reported	$598,686	$175,335	$109,132	$2,849	$886,002

Operating income (loss)	$108,552	$18,236	$28,158	$(61,031)	$93,915
As a percentage of revenue	18.1%	10.4%	27.0%	N/A	10.6%
Depreciation and amortization	$17,427	$1,228	$391	$10,257	$29,303
Assets	1,568,243	254,074	4,447,850	945,297	7,215,464
Property and equipment additions including accrued amounts	73,545	21	289	28,165	102,020

Three Months Ended September 28, 2013:
Merchandise sales	$550,545	$198,596	$—	$—	$749,141
Non-merchandise revenue:
Financial Services	—	—	98,403	—	98,403
Other	333	—	—	2,951	3,284
Total Revenue	$550,878	$198,596	$98,403	$2,951	$850,828

Operating income (loss)	$103,658	$29,284	$29,182	$(85,521)	$76,603
As a percentage of revenue	18.8%	14.7%	29.7%	N/A	9.0%
Depreciation and amortization	$14,094	$1,874	$400	$7,803	$24,171
Assets	1,274,722	177,428	4,133,412	876,503	6,462,065
Property and equipment additions including accrued amounts	82,468	3	253	16,995	99,719

CABELA'S INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands Except Share and Per Share Amounts)
(Unaudited)

				Corporate Overhead and Other
			Financial Services
	Retail	Direct			Total
Nine Months Ended September 27, 2014:
Merchandise sales	$1,538,634	$501,867	$—	$—	$2,040,501
Non-merchandise revenue:
Financial Services	—	—	307,402	—	307,402
Other	1,437	—	—	14,014	15,451
Total revenue before intersegment eliminations	1,540,071	501,867	307,402	14,014	2,363,354
Intersegment revenue eliminated in consolidation	—	—	9,672	—	9,672
Total revenue as reported	$1,540,071	$501,867	$317,074	$14,014	$2,373,026

Operating income (loss)	$260,656	$75,429	$84,847	$(214,173)	$206,759
As a percentage of revenue	16.9%	15.0%	27.6%	N/A	8.7%
Depreciation and amortization	$49,473	$3,684	$1,149	$28,242	$82,548
Assets	1,568,243	254,074	4,447,850	945,297	7,215,464
Property and equipment additions including accrued amounts	237,580	134	1,276	78,967	317,957

Nine Months Ended September 28, 2013:
Merchandise sales	$1,520,660	$603,878	$—	$—	$2,124,538
Non-merchandise revenue:
Financial Services	—	—	272,753	—	272,753
Other	890	—	—	11,949	12,839
Total Revenue	$1,521,550	$603,878	$272,753	$11,949	$2,410,130

Operating income (loss)	$279,409	$104,912	$79,198	$(240,866)	$222,653
As a percentage of revenue	18.4%	17.4%	29.0%	N/A	9.2%
Depreciation and amortization	$39,921	$5,635	$1,158	$21,353	$68,067
Assets	1,274,722	177,428	4,133,412	876,503	6,462,065
Property and equipment additions including accrued amounts	202,245	103	1,153	43,562	247,063

CABELA'S INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands Except Share and Per Share Amounts)
(Unaudited)

The following table sets forth the components of Financial Services revenue for the periods presented:

	Three Months Ended		Nine Months Ended
	September 27, 2014	September 28, 2013	September 27, 2014	September 28, 2013

Interest and fee income	$103,333	$87,945	$292,204	$250,383
Interest expense	(16,155)	(17,075)	(47,845)	(46,863)
Provision for loan losses	(19,088)	(8,404)	(42,116)	(33,030)
Net interest income, net of provision for loan losses	68,090	62,466	202,243	170,490
Non-interest income:
Interchange income	93,817	88,963	267,756	252,290
Other non-interest income	999	1,430	2,621	4,113
Total non-interest income	94,816	90,393	270,377	256,403
Less: Customer rewards costs	(53,774)	(54,456)	(155,546)	(154,140)
Financial Services revenue	$109,132	$98,403	$317,074	$272,753
The following table sets forth the percentage of our merchandise revenue contributed by major product categories for our Retail and Direct segments and in total for the three and nine months ended September 27, 2014, and September 28, 2013.

Three Months Ended:	Retail		Direct		Total
	2014	2013	2014	2013	2014	2013
Product Category:
Hunting Equipment	48.6%	51.1%	43.4%	47.6%	47.3%	50.2%
General Outdoors	30.7	28.3	30.4	27.8	30.6	28.2
Clothing and Footwear	20.7	20.6	26.2	24.6	22.1	21.6
Total	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

Nine Months Ended:	Retail		Direct		Total
	2014	2013	2014	2013	2014	2013
Product Category:
Hunting Equipment	46.9%	52.1%	38.7%	45.2%	44.8%	50.2%
General Outdoors	33.1	29.3	35.6	30.9	33.8	29.7
Clothing and Footwear	20.0	18.6	25.7	23.9	21.4	20.1
Total	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

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
Level 3 is comprised of financial instruments whose fair value is estimated based on internally developed models or methodologies utilizing significant inputs that are primarily unobservable from objective sources. At September 27, 2014, the financial instruments carried on our condensed consolidated balance sheets subject to fair value measurements consisted of economic development bonds and were classified as Level 3 for valuation purposes. For the three and nine months ended September 27, 2014, and September 28, 2013, there were no transfers in or out of Levels 1, 2, or 3.
The Company's recurring financial instruments classified as Level 3 for valuation purposes consists of economic development bonds. The table below presents changes in fair value of the economic development bonds measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the periods presented:

	Three Months Ended		Nine Months Ended
	September 27, 2014	September 28, 2013	September 27, 2014	September 28, 2013

Balance, beginning of period	$78,429	$79,043	$78,504	$85,041
Total gains or losses:
Included in earnings - realized	—	—	—	—
Included in accumulated other comprehensive income (loss) - unrealized	4,736	1,043	7,083	(2,334)
Valuation adjustments	—	—	—	—
Purchases, issuances, and settlements:
Purchases	—	—	—	—
Issuances	—	—	—	—
Settlements	(824)	(826)	(3,246)	(3,447)
Total	(824)	(826)	(3,246)	(3,447)
Balance, end of period	$82,341	$79,260	$82,341	$79,260
Fair values of the Company's economic development bonds were estimated using discounted cash flow projection estimates. These estimates are based on available market interest rates and the estimated amounts and timing of expected future payments to be received from municipalities under tax development zones, which we consider to be unobservable inputs (Level 3). These fair values do not reflect any premium or discount that could result from offering these bonds for sale or through early redemption, or any related income tax impact. Declines in the fair value of available-for-sale economic development bonds below cost that are deemed to be other than temporary are reflected in earnings. For the three and nine months ended September 27, 2014, and September 28, 2013, there were no other than temporary fair value adjustments of economic development bonds and no adjustments of deferred grant income related to economic development bonds.

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
On February 4, 2014, a U. S. district court (the "Court") entered a judgment against the Company in the amount of $13,625 relating to litigation regarding a breach of a retail store radius restriction. At December 28, 2013, pursuant to this judgment, the Company recognized a liability of $14,125, including an estimated amount for legal fees and costs, in its consolidated balance sheet. The Company is currently in the process of appealing the Court's ruling. On March 21, 2014, through a supplemental judgment, the Court ordered that the Company pay interest in the amount of $1,062 to the plaintiff. At September 27, 2014, our liability relating to this judgment totaled $15,707, which included an additional amount for estimated legal fees and costs. The increase to this liability resulted in the Company recording an increase to the carrying amount of the related retail store property through a reduction in deferred grant income by the additional amounts accrued, plus legal and other costs. The additional depreciation adjustment that reduced the deferred grant income of this retail store property resulted in an increase in depreciation expense of $831 that was recognized in the three months ended March 29, 2014. This increase in depreciation expense was included in selling, distribution, and administrative expenses in the condensed consolidated statements of income and was recorded to the Retail segment. There was no additional depreciation expense adjustment recognized after March 29, 2014.
The Company recognized an impairment loss of $937 during the nine months ended September 28, 2013, related to the closure of its former Winnipeg retail store in conjunction with the opening of a new next-generation store in Winnipeg in May 2013. The impairment loss of $937 included leasehold improvements write-offs as well as lease cancellation and restoration costs.
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

	September 27, 2014		December 28, 2013		September 28, 2013
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value

Financial Assets:
Credit card loans, net	$4,011,187	$4,011,187	$3,938,630	$3,938,630	$3,567,423	$3,567,423
Held-to-maturity investment securities	—	—	—	—	135,000	135,003

Financial Liabilities:
Time deposits	830,409	828,579	1,069,362	1,070,831	1,147,978	1,153,801
Secured long-term obligations of the Trust	3,047,250	2,996,236	2,452,250	2,405,494	2,452,250	2,320,576
Long-term debt	666,078	688,282	331,065	363,848	532,563	565,280
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

Critical Accounting Policies and Use of Estimates

Our critical accounting policies and use of estimates utilized in the preparation of the condensed consolidated financial statements as of September 27, 2014, remain unchanged from December 28, 2013.

Cabela's®

We are a leading specialty retailer, and the world's largest direct marketer, of hunting, fishing, camping, and related outdoor merchandise. We provide a quality service to our customers who enjoy an outdoor lifestyle by supplying outdoor products through our multi-channel retail business consisting of our Retail and Direct segments. Our Retail business segment currently consists of 64 stores, including the 14 stores that we opened in 2014, with their location and opening date as follows:

•	Augusta, Georgia, on March 20, 2014,

•	Greenville, South Carolina, on April 3, 2014,

•	Anchorage, Alaska, on April 10, 2014,

•	Christiana, Delaware, on May 1, 2014,

•	Woodbury, Minnesota, on May 15, 2014

•	Edmonton, Alberta, Canada, on May 22, 2014,

•	Missoula, Montana, on June 12, 2014,

•	Lubbock, Texas, on June 26, 2014,

•	Barrie, Ontario, Canada, on July 10, 2014,

•	Cheektowaga, New York, on August 7, 2014,

•	Acworth, Georgia, on August 21, 2014,

•	Nanaimo, British Columbia, Canada, on September 11, 2014,

•	Tualatin, Oregon, on September 18, 2014, and

•	Bowling Green, Kentucky, on September 25, 2014.

We now have 57 stores located in the United States and seven in Canada with total retail square footage of 6.9 million, an increase of 17% compared to the end of 2013.
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

Executive Overview

	Three Months Ended
	September 27, 2014	September 28, 2013	Increase (Decrease)	% Change

	(Dollars in Thousands Except Earnings Per Diluted Share)
Revenue:
Retail	$598,686	$550,878	$47,808	8.7%
Direct	175,335	198,596	(23,261)	(11.7)
Total	774,021	749,474	24,547	3.3
Financial Services	109,132	98,403	10,729	10.9
Other revenue	2,849	2,951	(102)	(3.5)
Total revenue	$886,002	$850,828	$35,174	4.1

Operating income	$93,915	$76,603	$17,312	22.6

Net income	$53,839	$49,886	$3,953	7.9

Earnings per diluted share	$0.75	$0.70	$0.05	7.1

	Nine Months Ended
	September 27, 2014	September 28, 2013	Increase (Decrease)	% Change

	(Dollars in Thousands Except Earnings Per Diluted Share)
Revenue:
Retail	$1,540,071	$1,521,550	$18,521	1.2%
Direct	501,867	603,878	(102,011)	(16.9)
Total	2,041,938	2,125,428	(83,490)	(3.9)
Financial Services	317,074	272,753	44,321	16.2
Other revenue	14,014	11,949	2,065	17.3
Total revenue	$2,373,026	$2,410,130	$(37,104)	(1.5)

Operating income	$206,759	$222,653	$(15,894)	(7.1)

Net income	$123,105	$144,278	$(21,173)	(14.7)

Earnings per diluted share	$1.71	$2.01	$(0.30)	(14.9)

Revenues presented in the tables above are consistent with our presentation for total revenue as reported by segment. Revenues in the three months ended September 27, 2014, totaled $886 million, an increase of $35 million, or 4.1%, compared to the three months ended September 28, 2013. Total merchandise sales increased comparing the three month periods primarily due to an increase in Retail revenue from new stores of $108 million in the three months ended September 27, 2014. Our new retail store formats continue to generate an increase in sales per square foot compared to our legacy stores. The increase in Retail revenue from new stores was partially offset by a decrease in comparable store sales of $57 million, or 11.2%, as well as a decrease in Direct revenue of $23 million or 11.7%. Comparable store sales were down across all major product categories comparing the three months ended September 27, 2014, to the three months ended September 28, 2013, but primarily in the hunting equipment product category. The decrease in Direct revenue was primarily due to a decrease in the hunting equipment product category, mostly due to a substantial decrease in ammunition sales and shooting related products compared to the same period of 2013, and expected cannibalization from our new retail stores.
Revenues in the nine months ended September 27, 2014, totaled $2.4 billion, a decrease of $37 million, or 1.5%, over the nine months ended September 28, 2013. Total merchandise sales decreased comparing the nine month periods primarily due to a decrease of $218 million, or 15.6%, in comparable store sales that extended across all product categories, led by a decrease in the hunting equipment product category. The sales of firearms and ammunition, which are in the hunting equipment product category, decreased significantly comparing the nine months ended September 27, 2014, to the nine months ended September 28, 2013. We believe the decreases in ammunition sales have begun to level out and are expected to return to more normalized levels in fiscal 2015. Direct revenue also decreased $102 million, or 16.9%, in the nine months ended September 27, 2014, compared to the nine months ended September 28, 2013. The decrease in Direct revenue was primarily due to a decrease in the hunting equipment product category, mostly due to a substantial decrease in ammunition sales compared to the same period of 2013, and expected cannibalization from our new retail stores. Partially offsetting the decreases in comparable store sales and Direct revenue was an increase in Retail revenue from new stores of $237 million in the nine months ended September 27, 2014, compared to the nine months ended September 28, 2013. In addition, our Cabela's branded products continue to be a core focus for us, as we saw growth in Cabela's branded softgoods and general outdoors categories in the three and nine months ended September 27, 2014, compared to the three and nine months ended September 28, 2013.

Financial Services revenue increased $11 million, or 10.9%, in the three months ended September 27, 2014, compared to the three months ended September 28, 2013, and increased $44 million, or 16.2%, in the nine months ended September 27, 2014, compared to the nine months ended September 28, 2013. These increases in Financial Services revenue were primarily due to increases in interest and fee income and interchange income, partially offset by increases in the provision for loan losses.

Operating income increased $17 million, or 22.6%, in the three months ended September 27, 2014, compared to the three months ended September 28, 2013, and operating income as a percentage of revenue increased 160 basis points over the same periods. The increases in total operating income and operating income as a percentage of revenue were primarily due to increased contributions from our Financial Services segment and a decrease in selling, distribution, and administrative expenses. Operating expenses decreased in the three months ended September 27, 2014, compared to the three months ended September 28, 2013, primarily due to a reduction in incentive compensation and our emphasis on operating expense management. We are focusing on expense management throughout the Company and have implemented many expense reduction efforts that have begun to show benefits in the three months ended September 27, 2014, and should continue to benefit operating income in upcoming periods. We plan to continue our retail expansion, our omni-channel initiatives, and our Cabela’s branded product investments as we focus on expense management and emphasize corporate frugality.

Operating income decreased $16 million, or 7.1%, in the nine months ended September 27, 2014, compared to the nine months ended September 28, 2013, and operating income as a percentage of revenue decreased 50 basis points over the same periods. The decreases in total operating income and total operating income as a percentage of total revenue were primarily due to decreases in revenue from our Direct business segment and in our merchandise gross profit. Selling, distribution, and administrative expenses increased overall primarily due to increases in new store costs and related support areas. These decreases to operating income were partially offset by increased operating income contributions from our Financial Services segment.

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

We continue to work with vendors to negotiate the best prices on products and to manage inventory levels, as well as to ensure vendors deliver all products and services as expected. Our efforts continue in detailed pre-season planning, in-season monitoring of sales, and management of inventory to focus product assortments on our core customer base. Our merchandise gross margin as a percentage of merchandise revenue decreased 100 basis points to 36.3% in the three months ended September 27, 2014, compared to the three months ended September 28, 2013, and decreased 80 basis points to 36.0% in the nine months ended September 27, 2014, compared to the nine months ended September 28, 2013.

The decrease in merchandise gross profit as a percentage of merchandise sales comparing the three month periods was primarily due to an adjustment in the presentation of reimbursement between segments for certain promotional costs, which totaled $5 million for the three months ended September 27, 2014, and due to additional promotional activity. The effect of this adjustment in the presentation of reimbursement between segments for certain promotional costs increases Financial Services revenue and merchandise cost. The decrease in merchandise gross profit as a percentage of merchandise sales comparing the nine month periods was primarily due to lower margin in firearms, ammunition, optics, and the shooting product categories in the nine months ended September 27, 2014, compared to the nine months ended September 28, 2013, and to the adjustment in the presentation of reimbursement between segments for certain promotional costs, which totaled $10 million for the nine months ended September 27, 2014.

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

Comparing Retail segment results for the three and nine months ended September 27, 2014, to the three and nine months ended September 28, 2013:

•	revenue increased $48 million, or 8.7%, and $19 million, or 1.2%;

•	operating income increased $5 million, or 4.7% quarter over quarter, but decreased $19 million, or 6.7% comparing the respective nine month periods;

•	operating income as a percentage of Retail segment revenue decreased 70 basis points to 18.1%, and 150 basis points to 16.9%; and

•	comparable store sales decreased 11.2% and 15.6%, respectively.

Our Retail business segment currently consists of 64 stores. Our new store formats generate higher sales per square foot and higher returns compared to our legacy stores which will help to increase our return on invested capital. It is expected that the planned openings of our new stores will continue to generate an increase in profit per square foot compared to the legacy store base. With this strong new store performance, retail store expansion remains on track with plans to increase retail square footage between 900,000 to 1,000,000 square feet annually over the next several years. For 2015 and thereafter, we currently have plans to open new retail stores located as follows:

•
Berlin, Massachusetts; Sun Prairie, Wisconsin; Garner, North Carolina; Fort Mill, South Carolina; Bristol, Virginia; Moncton, New Brunswick, Canada; Ammon, Idaho; Fort Oglethorpe, Georgia; Short Pump, Virginia; Noblesville, Indiana; Huntsville, Alabama; Oklahoma City, Oklahoma; Woodbury, New York; Calgary, Alberta, Canada; West Chester, Ohio; League City, Texas; and Lexington, Kentucky.

For 2015, we have announced plans to open 14 stores with over one million square feet of retail space. This equates to approximately 15.7% annual square footage growth. Beyond 2015, as we continue our pace of new store openings, we expect to see more stores in smaller markets.

We are focusing on improving our customers' digital shopping experiences on Cabelas.com and via mobile devices. Our marketing focus continues to be on developing a seamless omni-channel experience for our customers regardless of their transaction channel. Our digital transformation continues with efforts around enhancing our website to support the Direct business. The amount of traffic coming through mobile devices is growing significantly. As a result, we continue to utilize best-in-class technology to improve our customers' digital shopping experiences and build on the advances we have made to capitalize on the variety of ways customers are shopping at Cabela's today. We have seen successes in our social marketing initiatives and now have over 3.3 million fans on Facebook. Our omni-channel marketing efforts and retail expansion have resulted in an increase in the number of new customers, as well as in customer engagement with a consistent experience across all channels. Our goal is to create a digital presence that mirrors our customers' in-store shopping experience.

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

Comparing Direct segment results for the three and nine months ended September 27, 2014, to the three and nine months ended September 28, 2013:

•	revenue decreased $23 million, or 11.7%, and $102 million, or 16.9%;

•	operating income decreased $11 million, or 37.7%, and $29 million, or 28.1%; and

•	operating income as a percentage of Direct segment revenue decreased 430 basis points to 10.4%, and 240 basis points to 15.0%, respectively.
The decreases in Direct revenue comparing the respective periods were primarily due to a decrease in the hunting equipment product category, primarily due to a substantial decrease in sales of ammunition and other shooting related products compared to the first nine months of 2013, and expected cannibalization from our new retail stores.
We are building a 590,000 square foot distribution center in Tooele, Utah, to support our planned growth. We expect to have this distribution center operational by July 2015. At September 27, 2014, construction was in progress. As of August 2013, we have leased a 325,000 square foot distribution center in Tooele, Utah, which is expected to be in use through the third quarter of 2015.

Cabela's CLUB continues to manage credit card delinquencies and charge-offs below industry average by adhering to our conservative underwriting criteria and active account management. Comparing Cabela's CLUB results for the three and nine months ended September 27, 2014, to the three and nine months ended September 28, 2013:

•	Financial Services revenue increased $11 million, or 10.9%, and $44 million, or 16.2%;

•	the average number of active accounts increased 7.5%, and 7.7%, respectively, to 1.8 million, and the average balance per active account increased $108 and $94, respectively;

•	the average balance of our credit card loans increased 13.0% and 12.6%, respectively, to $4.0 billion and $3.9 billion, respectively; and

•	net charge-offs as a percentage of average credit card loans decreased 16 basis points to 1.56%, and 15 basis points to 1.67%, respectively.

During the nine months ended September 27, 2014, the Financial Services segment completed two term securitizations totaling $700 million and renewed one of its variable funding facilities for an additional three years and increased the commitment from $350 million to $500 million.

Current Business Environment

Macroeconomic Environment – Beginning in August 2013, and continuing through the third quarter of fiscal 2014, we experienced a significant deceleration in sales of firearms and ammunition as well as a challenging consumer environment across all business channels. To address these trends, we adjusted our promotional spending and implemented operating expense controls to levels consistent with how our business is performing. We will continue to manage our operating costs accordingly through the remainder of fiscal 2014. The Financial Services segment continues to monitor developments in the securitization and certificates of deposit markets to ensure adequate access to liquidity. We expect our charge-off rates and delinquency levels to remain below industry averages.

Visa Litigation Settlement – In June 2005, a number of entities sued Visa and several member banks, and other credit card associations, alleging, among other things, that Visa and its member banks violated United States antitrust laws by conspiring to fix the level of interchange fees. In July 2012, the parties to this litigation entered into a settlement agreement to resolve the claims brought by the class members. On December 13, 2013, the settlement received final court approval. Among other things, the settlement agreement required the distribution to class merchants of an amount equal to 10 basis points of default interchange across all credit rate categories for a period of eight consecutive months, which otherwise would have been paid to issuers like WFB. To date, WFB has not been named as a defendant in any credit card industry lawsuits. The remaining related liability of $1 million was settled in the second quarter of 2014. Therefore, at September 27, 2014, no liability was outstanding for this settlement compared to $4.7 million at December 28, 2013, and $8.3 million at September 28, 2013.

Operations Review
The three months ended September 27, 2014, and September 28, 2013, each consisted of 13 weeks and the nine months ended September 27, 2014, and September 28, 2013, each consisted of 39 weeks. Our operating results expressed as a percentage of revenue were as follows for the periods presented.

	Three Months Ended		Nine Months Ended
	September 27, 2014	September 28, 2013	September 27, 2014	September 28, 2013

Revenue	100.00%	100.00%	100.00%	100.00%
Cost of revenue	55.59	55.23	55.12	55.69
Gross profit (exclusive of depreciation and amortization)	44.41	44.77	44.88	44.31
Selling, distribution, and administrative expenses	33.81	35.76	36.14	35.04
Impairment and restructuring charges	—	—	0.03	0.03
Operating income	10.60	9.01	8.71	9.24
Other income (expense):
Interest expense, net	(0.58)	(0.59)	(0.61)	(0.59)
Other income, net	0.10	0.12	0.17	0.15
Total other income (expense), net	(0.48)	(0.47)	(0.44)	(0.44)
Income before provision for income taxes	10.12	8.54	8.27	8.80
Provision for income taxes	4.04	2.68	3.08	2.81
Net income	6.08%	5.86%	5.19%	5.99%

Results of Operations - Three Months Ended September 27, 2014, Compared to September 28, 2013

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
Comparisons and analysis of our revenues are presented below for the three months ended:

	September 27, 2014		September 28, 2013		Increase (Decrease)	% Change
		%		%
	(Dollars in Thousands)

Retail	$598,686	67.6%	$550,878	64.8%	$47,808	8.7%
Direct	175,335	19.8	198,596	23.3	(23,261)	(11.7)
Financial Services	109,132	12.3	98,403	11.6	10,729	10.9
Other	2,849	0.3	2,951	0.3	(102)	(3.5)
Total	$886,002	100.0%	$850,828	100.0%	$35,174	4.1

Product Sales Mix – The following table sets forth the percentage of our merchandise revenue contributed by major product categories for our Retail and Direct segments and in total for the three months ended September 27, 2014, and September 28, 2013.

	Retail		Direct		Total
	2014	2013	2014	2013	2014	2013

Hunting Equipment	48.6%	51.1%	43.4%	47.6%	47.3%	50.2%
General Outdoors	30.7	28.3	30.4	27.8	30.6	28.2
Clothing and Footwear	20.7	20.6	26.2	24.6	22.1	21.6
Total	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

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

Retail Revenue – Retail revenue increased $48 million, or 8.7%, in the three months ended September 27, 2014, compared to the three months ended September 28, 2013, primarily due to an increase of $108 million in revenue from the addition of new retail stores, as our new retail store formats continue to generate an increase in sales per square foot compared to our legacy stores.
The increase in retail revenue from new retail stores was partially offset by a decrease in comparable store sales of $57 million. Comparable store sales were down across all major product categories comparing the three months ended September 27, 2014, to the three months ended September 28, 2013, but primarily in the hunting equipment product category. We believe that the decreases in sales of firearms and ammunition have begun to level out and are expected to return to more normalized levels in fiscal 2015.
Comparable store sales and analysis are presented below for the three months ended:

	September 27, 2014	September 28, 2013	Increase (Decrease)	% Change
	(Dollars in Thousands)

Comparable stores sales	$450,729	$507,490	$(56,761)	(11.2)%

Direct Revenue – Direct revenue decreased $23 million, or 11.7%, in the three months ended September 27, 2014, compared to the three months ended September 28, 2013. The decrease in Direct revenue was primarily due to a decrease in the hunting equipment product category, mostly due to a decrease in sales of ammunition and other shooting related products compared to the third quarter of 2013, and expected cannibalization from our new retail stores.

Financial Services Revenue – The following table sets forth the components of Financial Services revenue for the three months ended:

	September 27, 2014	September 28, 2013	Increase (Decrease)	% Change
	(Dollars in Thousands)

Interest and fee income	$103,333	$87,945	$15,388	17.5%
Interest expense	(16,155)	(17,075)	(920)	(5.4)
Provision for loan losses	(19,088)	(8,404)	10,684	127.1
Net interest income, net of provision for loan losses	68,090	62,466	5,624	9.0
Non-interest income:
Interchange income	93,817	88,963	4,854	5.5
Other non-interest income	999	1,430	(431)	(30.1)
Total non-interest income	94,816	90,393	4,423	4.9
Less: Customer rewards costs	(53,774)	(54,456)	682	1.3
Financial Services revenue	$109,132	$98,403	$10,729	10.9

Financial Services revenue increased $11 million, or 10.9%, for the three months ended September 27, 2014, compared to the three months ended September 28, 2013. The increase in interest and fee income of $15 million was due to an increase in credit card loans and an increase in the mix of credit card loans carrying interest, partially offset by lower London Interbank Offered Rate ("LIBOR") rates. The provision for loan losses increased $11 million primarily due to growth in the average balance of credit card loans compared to the three months ended September 28, 2013, and a reduction of $5 million in the allowance for loan losses on the restructured credit card loans segment in the three months ended September 28, 2013. The increase in interchange income of $5 million was primarily due to an increase in credit card purchases.

The following table sets forth the components of Financial Services revenue as a percentage of average total credit card loans, including any accrued interest and fees, for the three months ended:

	September 27, 2014	September 28, 2013

Interest and fee income	10.3%	9.9%
Interest expense	(1.6)	(1.9)
Provision for loan losses	(1.9)	(0.9)
Interchange income	9.4	10.0
Other non-interest income	0.1	0.2
Customer rewards costs	(5.4)	(6.1)
Financial Services revenue	10.9%	11.2%

Key statistics reflecting the performance of Cabela's CLUB are shown in the following chart for the three months ended:

	September 27, 2014	September 28, 2013	Increase (Decrease)	% Change
	(Dollars in Thousands Except Average Balance per Account )

Average balance of credit card loans (1)	$4,013,989	$3,551,109	$462,880	13.0%
Average number of active credit card accounts	1,820,924	1,694,334	126,590	7.5
Average balance per active credit card account (1)	$2,204	$2,096	$108	5.2
Net charge-offs on credit card loans (1)	$15,621	$15,312	$309	2.0
Net charge-offs as a percentage of average credit card loans (1)	1.56%	1.72%	(0.16)%

(1) Includes accrued interest and fees

The average balance of credit card loans increased to $4.0 billion, or 13.0%, for the three months ended September 27, 2014, compared to the three months ended September 28, 2013, due to an increase in the number of active accounts and the average balance per account. The average number of active accounts increased to 1.8 million, or 7.5%, compared to the three months ended September 28, 2013, due to our successful marketing efforts in new account acquisitions. We define an active credit card account as any account with an outstanding debit or credit balance at the end of any respective month. Net charge-offs as a percentage of average credit card loans decreased to 1.56% for the three months ended September 27, 2014, down 16 basis points compared to the three months ended September 28, 2013, due to improvements in the quality of our credit card portfolio evidenced by continued low delinquencies, lower delinquency roll-rates, an increase in recovery rates, favorable charge-off trends, and declining loan balances in our restructured loan portfolio. See “Asset Quality of Cabela's CLUB” in this report for additional information on trends in delinquencies and non-accrual loans and analysis of our allowance for loan losses.

Other Revenue

Other revenue was $3 million in both the three months ended September 27, 2014, and the three months ended September 28, 2013.

Merchandise Gross Profit

Comparisons and analysis of our gross profit on merchandising revenue are presented below for the three months ended:

	September 27, 2014	September 28, 2013	Increase (Decrease)	% Change
	(Dollars in Thousands)

Merchandise sales	$773,438	$749,141	$24,297	3.2%
Merchandise gross profit	280,946	279,527	1,419	0.5
Merchandise gross profit as a percentage of merchandise sales	36.3%	37.3%	(1.0)%

 Merchandise Gross Profit – Our merchandise gross profit increased $1 million, or 0.5%, to $281 million in the three months ended September 27, 2014, compared to the three months ended September 28, 2013.

Our merchandise gross profit as a percentage of merchandise sales decreased 100 basis points to 36.3% in the three months ended September 27, 2014, compared to the three months ended September 28, 2013. The decrease in our merchandise gross profit as a percentage of merchandise sales comparing the respective periods was primarily due to an adjustment in the presentation of reimbursement between segments for certain promotional costs, which totaled $5 million for the three months ended September 27, 2014, and additional promotional activity. The impact of this reimbursement adjustment results in an increase in Financial Services revenue and an increase in merchandise cost of sales by the same amount. This presentation will be ongoing and had no impact on consolidated operating income or earnings per diluted share.

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

Comparisons and analysis of our selling, distribution, and administrative expenses are presented below for the three months ended:

	September 27, 2014	September 28, 2013	Increase (Decrease)	% Change
	(Dollars in Thousands)

Selling, distribution, and administrative expenses	$299,587	$304,293	$(4,706)	(1.5)%
SD&A expenses as a percentage of total revenue	33.8%	35.8%	(2.1)%
Retail store pre-opening costs	$7,821	$7,808	$13	0.2

We are focusing on expense management throughout the Company and have implemented many expense reduction efforts that have begun to show benefits in the three months ended September 27, 2014, and should continue to benefit operating income in upcoming periods. Selling, distribution, and administrative expenses decreased $5 million, or 1.5%, in the three months ended September 27, 2014, compared to the three months ended September 28, 2013, and decreased 200 basis points to 33.8% as a percentage of total revenue. Operating expenses decreased in the three months ended September 27, 2014, compared to the three months ended September 28, 2013, primarily due to a reduction in incentive compensation and our emphasis on operating expense management.
The most significant factors contributing to the changes in selling, distribution, and administrative expenses in these respective periods included:

•	a decrease of $24 million in employee compensation, benefits, and contract labor primarily due to a reduction in incentive compensation and our emphasis on operating expense management;

•	an increase of $11 million in building costs and depreciation primarily related to the operations and maintenance of our new and existing retail stores as well as corporate offices; and

•	an increase of $4 million in fraudulent transactions on the Cabela's CLUB credit card.

Significant changes in our consolidated selling, distribution, and administrative expenses related to specific business segments included the following:
Retail Segment:

•	An increase of $8 million in building costs and depreciation primarily related to the operations and maintenance of our new and existing retail stores.

•	An increase of $2 million in employee compensation, benefits, and contract labor primarily due to the opening of new retail stores.
Direct Segment:

•	A decrease of $5 million in employee compensation, benefits, and contract labor in part related to our emphasis on operating expense management.
Financial Services Segment:

•	An increase of $4 million in fraudulent transactions on the Cabela's CLUB credit card.

Corporate Overhead, Distribution Centers, and Other:

•	A decrease of $21 million in employee compensation, benefits, and contract labor primarily due to a reduction in incentive compensation and our emphasis on operating expense management.

•	An increase of $3 million in building costs primarily related to the operations and maintenance of our corporate office to support operational growth.

Operating Income

Operating income is revenue less cost of revenue and selling, distribution, and administrative expenses, and impairment and restructuring charges. Operating income for our merchandise business segments excludes costs associated with operating expenses of distribution centers, procurement activities, and other corporate overhead costs.

Comparisons and analysis of operating income are presented below for the three months ended:

	September 27, 2014	September 28, 2013	Increase (Decrease)	% Change
	(Dollars in Thousands)

Total operating income	$93,915	$76,603	$17,312	22.6%
Total operating income as a percentage of total revenue	10.6%	9.0%	1.6%

Operating income by business segment:
Retail	$108,552	$103,658	$4,894	4.7
Direct	18,236	29,284	(11,048)	(37.7)
Financial Services	28,158	29,182	(1,024)	(3.5)

Operating income as a percentage of segment revenue:
Retail	18.1%	18.8%	(0.7)%
Direct	10.4	14.7	(4.3)
Financial Services	27.0	29.7	(2.7)

Operating income increased $17 million, or 22.6%, in the three months ended September 27, 2014, compared to the three months ended September 28, 2013, and operating income as a percentage of revenue increased 160 basis points to 10.6% in the three months ended September 27, 2014. The increase in total operating income and operating income as a percentage of revenue was primarily due to increased contributions from our Financial Services segment and a decrease in our consolidated operating expenses. Operating expenses decreased in the three months ended September 27, 2014, compared to the three months ended September 28, 2013, primarily due to a reduction in incentive compensation and our emphasis on operating expense management. We are focusing on expense management throughout the Company and have implemented many expense reduction efforts that have begun to show benefits in the three months ended September 27, 2014, and should continue to benefit operating income in upcoming periods. We plan to continue our retail expansion, our omni-channel initiatives, and our Cabela’s branded product investments as we focus on expense management and emphasize corporate frugality.

Under an Intercompany Agreement, the Financial Services segment pays to the Retail and Direct business segments a fixed license fee that includes 70 basis points on all originated charge volume of the Cabela's CLUB Visa credit card portfolio. In addition, among other items, the agreement requires the Financial Services segment to reimburse the Retail and Direct segments for certain promotional costs, which are recorded as a reduction to Financial Services segment revenue and as a reduction to merchandise costs associated with the Retail and Direct segments. Also, if the total risk-based capital ratio of WFB is greater than 13% at any quarter end, the Financial Services segment must pay an additional license fee to the Retail and Direct business segments equal to 50% of the amount that the total risk-based capital ratio exceeds 13%. Total fees paid under the Intercompany Agreement by the Financial Services segment to these two segments increased $3 million in the three months ended September 27, 2014, compared to the three months ended September 28, 2013; a $6 million increase to the Retail segment and a $3 million decrease to the Direct segment.

Interest (Expense) Income, Net

Interest expense, net of interest income, was $5 million in both the three months ended September 27, 2014, and the three months ended September 28, 2013. The amount of interest capitalized in the three months ended September 27, 2014, compared to the three months ended September 28, 2013, increased due to more stores opened comparing the respective periods. However, the increase in the amount of interest capitalized comparing the respective periods was offset due to additional interest expense recognized in the three months ended September 27, 2014, associated with our uncertain tax positions and increases in interest expense due to increases in the outstanding balances on our revolving credit facility during the three months ended September 27, 2014, compared to the three months ended September 28, 2013.

Other Non-Operating Income, Net

Other non-operating income was $1 million in both the three months ended September 27, 2014, and the three months ended September 28, 2013. This income is primarily from interest earned on our economic development bonds.

Provision for Income Taxes

Our effective tax rate was 40.0% for the three months ended September 27, 2014, compared to 31.3% for the three months ended September 28, 2013. The increase in our effective tax rate comparing the respective periods is due to an increase of $4 million in accrued income tax related to tax adjustments attributable to changes in the mix of prior year taxable income between the United States and foreign tax jurisdictions and an increase in our state effective tax rate.

Results of Operations - Nine Months Ended September 27, 2014, Compared to September 28, 2013

Revenues

Comparisons and analysis of our revenues are presented below for the nine months ended:

	September 27, 2014		September 28, 2013		Increase (Decrease)	% Change
		%		%
	(Dollars in Thousands)

Retail	$1,540,071	64.9%	$1,521,550	63.1%	$18,521	1.2%
Direct	501,867	21.1	603,878	25.1	(102,011)	(16.9)
Financial Services	317,074	13.4	272,753	11.3	44,321	16.2
Other	14,014	0.6	11,949	0.5	2,065	17.3
Total	$2,373,026	100.0%	$2,410,130	100.0%	$(37,104)	(1.5)

Product Sales Mix – The following table sets forth the percentage of our merchandise revenue contributed by major product categories for our Retail and Direct segments and in total for the nine months ended September 27, 2014, and September 28, 2013.

	Retail		Direct		Total
	2014	2013	2014	2013	2014	2013

Hunting Equipment	46.9%	52.1%	38.7%	45.2%	44.8%	50.2%
General Outdoors	33.1	29.3	35.6	30.9	33.8	29.7
Clothing and Footwear	20.0	18.6	25.7	23.9	21.4	20.1
Total	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

Retail Revenue – Retail revenue increased $19 million, or 1.2%, in the nine months ended September 27, 2014, compared to the nine months ended September 28, 2013, primarily due to an increase of $237 million in revenue from the addition of new retail stores, as our new retail store formats continue to generate an increase in sales per square foot compared to our legacy stores.
The increase in retail revenue from new retail stores was partially offset by a decrease in comparable store sales of $218 million. Comparable store sales were down across all major product categories comparing the nine months ended September 27, 2014, to the nine months ended September 28, 2013, but primarily in the hunting equipment product category. We believe that the decreases in sales of firearms and ammunition have begun to level out and are expected to return to more normalized levels in fiscal 2015.
Comparable store sales and analysis are presented below for the nine months ended:

	September 27, 2014	September 28, 2013	Increase (Decrease)	% Change
	(Dollars in Thousands)

Comparable stores sales	$1,182,616	$1,400,586	$(217,970)	(15.6)%

Direct Revenue – Direct revenue decreased $102 million, or 16.9%, in the nine months ended September 27, 2014, compared to the nine months ended September 28, 2013. The decrease in Direct revenue was primarily due to a decrease in the hunting equipment product category, mostly due to a substantial decrease in sales of ammunition and other shooting related products compared to the nine months ended September 28, 2013, and expected cannibalization from our new retail stores.

Financial Services Revenue – The following table sets forth the components of Financial Services revenue for the nine months ended:

	September 27, 2014	September 28, 2013	Increase (Decrease)	% Change
	(Dollars in Thousands)

Interest and fee income	$292,204	$250,383	$41,821	16.7%
Interest expense	(47,845)	(46,863)	982	2.1
Provision for loan losses	(42,116)	(33,030)	9,086	27.5
Net interest income, net of provision for loan losses	202,243	170,490	31,753	18.6
Non-interest income:
Interchange income	267,756	252,290	15,466	6.1
Other non-interest income	2,621	4,113	(1,492)	(36.3)
Total non-interest income	270,377	256,403	13,974	5.5
Less: Customer rewards costs	(155,546)	(154,140)	1,406	0.9
Financial Services revenue	$317,074	$272,753	$44,321	16.2

Financial Services revenue increased $44 million, or 16.2%, for the nine months ended September 27, 2014, compared to the nine months ended September 28, 2013. The increase in interest and fee income of $42 million was due to increases in credit card loans and the mix of credit card loans carrying interest, partially offset by lower LIBOR rates. The provision for loan losses increased $9 million primarily due to growth in the average balance of credit card loans compared to the nine months ended September 28, 2013, and a reduction of $8 million in the allowance for loan losses on the restructured credit card loans segment in the nine months ended September 28, 2013. The increase in interchange income of $15 million was primarily due to an increase in credit card purchases.

The following table sets forth the components of Financial Services revenue as a percentage of average total credit card loans, including any accrued interest and fees, for the nine months ended:

	September 27, 2014	September 28, 2013

Interest and fee income	10.1%	9.7%
Interest expense	(1.7)	(1.8)
Provision for loan losses	(1.5)	(1.3)
Interchange income	9.3	9.8
Other non-interest income	0.1	0.2
Customer rewards costs	(5.4)	(6.0)
Financial Services revenue	10.9%	10.6%

Key statistics reflecting the performance of Cabela's CLUB are shown in the following chart for the nine months ended:

	September 27, 2014	September 28, 2013	Increase (Decrease)	% Change
	(Dollars in Thousands Except Average Balance per Account )

Average balance of credit card loans (1)	$3,860,956	$3,429,045	$431,911	12.6%
Average number of active credit card accounts	1,787,421	1,659,724	127,697	7.7
Average balance per active credit card account (1)	$2,160	$2,066	$94	4.5
Net charge-offs on credit card loans (1)	$48,404	$46,776	$1,628	3.5
Net charge-offs as a percentage of average credit card loans (1)	1.67%	1.82%	(0.15)%

(1) Includes accrued interest and fees
The average balance of credit card loans increased to $3.9 billion, or 12.6%, for the nine months ended September 27, 2014, compared to the nine months ended September 28, 2013, due to an increase in the number of active accounts and the average balance per account. The average number of active accounts increased to 1.8 million, or 7.7%, compared to the nine months ended September 28, 2013, due to our successful marketing efforts in new account acquisitions. We define an active credit card account as any account with an outstanding debit or credit balance at the end of any respective month. Net charge-offs as a percentage of average credit card loans decreased to 1.67% for the nine months ended September 27, 2014, down 15 basis points compared to the nine months ended September 28, 2013, due to improvements in the quality of our credit card portfolio evidenced by continued low delinquencies, lower delinquency roll-rates, an increase in recovery rates, favorable charge-off trends, and declining loan balances in our restructured loan portfolio. See “Asset Quality of Cabela's CLUB” in this report for additional information on trends in delinquencies and non-accrual loans and analysis of our allowance for loan losses.

Other Revenue

Other revenue increased to $15 million in the nine months ended September 27, 2014, compared to $13 million in the nine months ended September 28, 2013, primarily due to an increase in real estate sales revenue comparing the respective periods.

Merchandise Gross Profit

Comparisons and analysis of our gross profit on merchandising revenue are presented below for the nine months ended:

	September 27, 2014	September 28, 2013	Increase (Decrease)	% Change
	(Dollars in Thousands)

Merchandise sales	$2,040,501	$2,124,538	$(84,037)	(4.0)%
Merchandise gross profit	733,916	782,832	(48,916)	(6.2)
Merchandise gross profit as a percentage of merchandise sales	36.0%	36.8%	(0.8)%

Merchandise Gross Profit – Our merchandise gross profit decreased $49 million, or 6.2%, to $734 million in the nine months ended September 27, 2014, compared to the nine months ended September 28, 2013. The decrease in our merchandise gross profit was primarily due to a decrease in sales of firearms and ammunition as well as a decrease in comparable store sales. Additionally, unfavorable weather caused us to experience a late start in sales in our spring products.

Our merchandise gross profit as a percentage of merchandise sales decreased 80 basis points to 36.0% in the nine months ended September 27, 2014, compared to the nine months ended September 28, 2013. This decrease comparing the respective periods was primarily due to lower margins in firearms, ammunition, optics, and the shooting product categories in the nine months ended September 27, 2014, compared to the nine months ended September 28, 2013, and to the adjustment in the presentation of reimbursement between segments for certain promotional costs, which totaled $10 million for the nine months ended September 27, 2014. The impact of this reimbursement adjustment results in an increase in Financial Services revenue and an increase in merchandise cost of sales by the same amount. This presentation will be ongoing and had no impact on consolidated operating income or earnings per diluted share.

Selling, Distribution, and Administrative Expenses

Comparisons and analysis of our selling, distribution, and administrative expenses are presented below for the nine months ended:

	September 27, 2014	September 28, 2013	Increase (Decrease)	% Change
	(Dollars in Thousands)

Selling, distribution, and administrative expenses	$857,643	$844,448	$13,195	1.6%
SD&A expenses as a percentage of total revenue	36.1%	35.0%	1.1%
Retail store pre-opening costs	$20,896	$18,083	$2,813	15.6

Selling, distribution, and administrative expenses increased $13 million, or 1.6%, in the nine months ended September 27, 2014, compared to the nine months ended September 28, 2013. Selling, distribution, and administrative expenses increased primarily due to increases in new store costs and related support areas. We are focusing on expense management throughout the Company and have implemented many expense reduction efforts that have begun to show benefits in the three months ended September 27, 2014, and should continue to benefit operating income in upcoming periods.
The most significant factors contributing to the changes in selling, distribution, and administrative expenses in these respective periods included:

•	an increase of $28 million in building costs and depreciation primarily related to the operations and maintenance of our new and existing retail stores as well as corporate offices;

•	a decrease of $28 million in employee compensation, benefits, and contract labor primarily due to a reduction in incentive compensation and our emphasis on operating expense management; and

•	an increase of $8 million in fraudulent transactions on the Cabela's CLUB credit card.

Significant changes in our consolidated selling, distribution, and administrative expenses related to specific business segments included the following:
Retail Segment:

•	An increase of $19 million in building costs and depreciation primarily related to the operations and maintenance of our new and existing retail stores.

•	An increase of $4 million in employee compensation, benefits, and contract labor primarily due to the opening of new retail stores.
Direct Segment:

•	A decrease of $14 million in employee compensation, benefits, and contract labor in part related to our emphasis on operating expense management.

Financial Services Segment:

•	An increase of $8 million in fraudulent transactions on the Cabela's CLUB credit card.

•	An increase of $3 million in employee compensation, benefits, and contract labor to support the growth of credit card operations.

Corporate Overhead, Distribution Centers, and Other:

•	A decrease of $21 million in employee compensation, benefits, and contract labor primarily due to a reduction in incentive compensation and our emphasis on operating expense management.

•	An increase of $9 million in building costs primarily related to the operations and maintenance of our corporate office to support operational growth.

Impairment and Restructuring Charges

On June 11, 2014, we announced the transition to a third-party logistics provider for our distribution needs in Canada and the closing of our distribution center in Winnipeg, Manitoba, in March 2015. The third-party logistics provider began processing a portion of our Canada merchandise in a Calgary, Alberta, distribution center in October 2014. Accordingly, in the three months ended June 28, 2014, the Company recognized a restructuring charge related to employee severance agreements and termination benefits totaling $1 million. This restructuring charge was recorded to the Corporate Overhead and Other segment. We expect to incur approximately $4 million in additional incremental expenses related to the transition to a third-party logistics provider and the closing of our current distribution center - approximately $1 million in the fourth quarter of fiscal 2014 and approximately $3 million in the first half of fiscal 2015.

On February 4, 2014, a U. S. district court (the "Court") entered a judgment against the Company in the amount of $14 million relating to litigation regarding a breach of a retail store radius restriction. At December 28, 2013, pursuant to this judgment, we recognized a liability of $14 million, including an estimated amount for legal fees and costs, in our consolidated balance sheet. We are currently in the process of appealing the Court's ruling. On March 21, 2014, through a supplemental judgment, the Court ordered that we pay interest in the amount of $1 million to the plaintiff. Therefore, at March 29, 2014, our liability relating to this judgment totaled $16 million, which included an additional amount for estimated legal fees and costs. At September 27, 2014, this liability remained at $16 million. The increase to this liability in the first quarter of fiscal 2014 resulted in the Company recording an increase to the carrying amount of the related retail store property through a reduction in deferred grant income by the additional amounts accrued, plus legal and other costs. The additional depreciation adjustment that reduced the deferred grant income of this retail store property resulted in an increase in depreciation expense of $1 million that was recognized in the three months ended March 29, 2014. This increase in depreciation expense was included in selling, distribution, and administrative expenses in the condensed consolidated statements of income and was recorded to the Retail segment. There was no additional depreciation expense adjustment recognized after March 29, 2014.
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

Operating Income

Comparisons and analysis of operating income are presented below for the nine months ended:

	September 27, 2014	September 28, 2013	Increase (Decrease)	% Change
	(Dollars in Thousands)

Total operating income	$206,759	$222,653	$(15,894)	(7.1)%
Total operating income as a percentage of total revenue	8.7%	9.2%	(0.5)%

Operating income by business segment:
Retail	$260,656	$279,409	$(18,753)	(6.7)
Direct	75,429	104,912	(29,483)	(28.1)
Financial Services	84,847	79,198	5,649	7.1

Operating income as a percentage of segment revenue:
Retail	16.9%	18.4%	(1.5)%
Direct	15.0	17.4	(2.4)
Financial Services	27.6	29.0	(1.4)
Operating income decreased $16 million, or 7.1%, in the nine months ended September 27, 2014, compared to the nine months ended September 28, 2013, and operating income as a percentage of revenue decreased 50 basis points over the same periods. The decreases in total operating income and total operating income as a percentage of total revenue were primarily due to decreases in revenue from our Direct business segment and in our merchandise gross profit. Selling, distribution, and administrative expenses increased primarily due to increases in new store costs and related support areas. These decreases to operating income were partially offset by increased operating income contributions from our Financial Services segment. We are focusing on expense management throughout the Company and have implemented many expense reduction efforts that should benefit operating income in upcoming periods. We plan to continue our retail expansion, our omni-channel initiatives, and our Cabela’s branded product investments as we focus on expense management and emphasize corporate frugality.

Under an Intercompany Agreement, the Financial Services segment pays to the Retail and Direct business segments a fixed license fee that includes 70 basis points on all originated charge volume of the Cabela's CLUB Visa credit card portfolio. In addition, among other items, the agreement requires the Financial Services segment to reimburse the Retail and Direct segments for certain promotional costs, which are recorded as a reduction to Financial Services segment revenue and as a reduction to merchandise costs associated with the Retail and Direct segments. Also, if the total risk-based capital ratio of WFB is greater than 13% at any quarter end, the Financial Services segment must pay an additional license fee to the Retail and Direct business segments equal to 50% of the amount that the total risk-based capital ratio exceeds 13%. At March 31, 2014, the total risk-based capital ratio of WFB exceeded this 13% threshold; therefore, an additional license fee of $11 million was paid in April 2014 by the Financial Services segment to the Retail segment ($7 million) and the Direct segment ($4 million). Total fees paid under the Intercompany Agreement by the Financial Services segment to these two segments, including the $11 million payment triggered by the excess total risk-based capital ratio provision, increased $18 million in the nine months ended September 27, 2014, compared to the nine months ended September 28, 2013; a $21 million increase to the Retail segment and a $3 million decrease to the Direct segment.

Interest (Expense) Income, Net

Interest expense, net of interest income, was $14 million in both the nine months ended September 27, 2014, and the nine months ended September 28, 2013. The amount of interest capitalized in the nine months ended September 27, 2014, compared to the nine months ended September 28, 2013, increased due to more stores opened comparing the respective periods. However, the increase in the amount of interest capitalized comparing the respective periods was offset due to additional interest expense recognized in the nine months ended September 27, 2014, associated with our uncertain tax positions and increases in interest expense due to increases in the outstanding balances on our revolving credit facility during the nine months ended September 27, 2014, compared to the nine months ended September 28, 2013.

Other Non-Operating Income, Net
Other non-operating income was $4 million in both the nine months ended September 27, 2014, and the nine months ended September 28, 2013.

Provision for Income Taxes
Our effective tax rate was 37.3% for the nine months ended September 27, 2014, compared to 32.0% for the nine months ended September 28, 2013. The increase in our effective tax rate comparing the respective periods is due to an increase of $4 million in accrued income tax related to tax adjustments attributable to changes in the mix of prior year taxable income between the United States and foreign tax jurisdictions and an increase in our state effective tax rate.

Asset Quality of Cabela's CLUB

Delinquencies and Non-Accrual

We use the scores of Fair Isaac Corporation (“FICO”), a widely-used tool for assessing an individual's credit rating, as the primary credit quality indicator. The median FICO score of our credit cardholders was 795 at September 27, 2014, compared to 793 at December 28, 2013, and September 28, 2013.

The following table reports delinquencies, including any delinquent non-accrual and restructured credit card loans, as a percentage of our credit card loans, including any accrued interest and fees, in a manner consistent with our monthly external reporting at the periods ended:

	September 27, 2014	December 28, 2013	September 28, 2013
Number of days delinquent:
Greater than 30 days	0.70%	0.69%	0.71%
Greater than 60 days	0.42	0.42	0.42
Greater than 90 days	0.22	0.22	0.21

The table below shows delinquent, non-accrual, and restructured loans as a percentage of our credit card loans, including any accrued interest and fees, at the periods ended:

	September 27, 2014	December 28, 2013	September 28, 2013
Number of days delinquent and still accruing (1):
Greater than 30 days	0.60%	0.57%	0.58%
Greater than 60 days	0.36	0.35	0.34
Greater than 90 days	0.19	0.19	0.17
(1) Excludes non-accrual and restructured loans which are presented below.

Non-accrual	0.13	0.13	0.16
Restructured	0.79	0.95	1.09

Allowance for Loan Losses and Charge-offs
The following table shows the activity in our allowance for loan losses and charge off activity for the periods presented:

	Three Months Ended		Nine Months Ended
	September 27, 2014	September 28, 2013	September 27, 2014	September 28, 2013
	(Dollars in Thousands)

Balance, beginning of period	$47,350	$62,500	$53,110	$65,600
Provision for loan losses	19,088	8,404	42,116	33,030

Charge-offs	(18,010)	(17,477)	(56,630)	(54,426)
Recoveries	4,272	3,943	14,104	13,166
Net charge-offs	(13,738)	(13,534)	(42,526)	(41,260)
Balance, end of period	$52,700	$57,370	$52,700	$57,370

Net charge-offs on credit card loans	$(13,738)	$(13,534)	$(42,526)	$(41,260)
Charge-offs of accrued interest and fees (recorded as a reduction in interest and fee income)	(1,883)	(1,778)	(5,878)	(5,516)
Total net charge-offs including accrued interest and fees	$(15,621)	$(15,312)	$(48,404)	$(46,776)

Net charge-offs including accrued interest and fees as a percentage of average credit card loans	1.56%	1.72%	1.67%	1.82%

For the nine months ended September 27, 2014, net charge-offs as a percentage of average credit card loans decreased to 1.67%, down 15 basis points compared to 1.82% for the nine months ended September 28, 2013. We believe our charge-off levels remain well below industry averages. Our net charge-off rates and the percentage of allowance for loan losses to our credit card portfolio have decreased due to improvements in the quality of our credit card portfolio evidenced by continued low delinquencies, lower delinquency roll-rates, an increase in recovery rates, favorable charge-off trends, and declining loan balances in our restructured loan portfolio.

Liquidity and Capital Resources
 Overview
Our Retail and Direct segments and our Financial Services segment have significantly differing liquidity and capital needs. We believe that we will have sufficient capital available from cash on hand, our revolving credit facility, and other borrowing sources to fund our cash requirements and near-term growth plans for at least the next 12 months. At September 27, 2014, December 28, 2013, and September 28, 2013, cash on a consolidated basis totaled $365 million, $199 million, and $410 million, respectively, of which $304 million, $94 million, and $335 million, respectively, was cash at the Financial Services segment which is utilized to meet this segment's liquidity requirements. During the nine months ended September 27, 2014, the Financial Services segment completed two term securitizations totaling $700 million and renewed one of its variable funding facilities for an additional three years and increased the commitment from $350 million to $500 million. We evaluate the credit markets for securitizations and certificates of deposit to determine the most cost effective source of funds for the Financial Services segment.

As of September 27, 2014, cash and cash equivalents held by our foreign subsidiaries totaled $20 million. Our intent is to permanently reinvest these funds outside the United States for capital expansion. The Company has not provided United States income taxes and foreign withholding taxes on the portion of undistributed earnings of foreign subsidiaries that the Company considers to be indefinitely reinvested outside of the United States as of December 28, 2013. If these foreign earnings were to be repatriated in the future, the related United States tax liability may be reduced by any foreign income taxes previously paid on these earnings. As of the year ended 2013, the cumulative amount of earnings upon which United States income taxes have not been provided is approximately $152 million. If those earnings were not considered indefinitely invested, the Company estimates that an additional income tax expense of approximately $30 million would be recorded. Based on the Company's current projected capital needs and the current amount of cash and cash equivalents held by our foreign subsidiaries, we do not anticipate incurring any material tax costs beyond our accrued tax position in connection with any repatriation, but we may be required to accrue for unanticipated additional tax costs in the future if our expectations or the amount of cash held by our foreign subsidiaries change.
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
Our unsecured $775 million revolving credit facility and unsecured senior notes contain certain financial covenants, including the maintenance of minimum debt coverage, a fixed charge coverage ratio, a leverage ratio, and a minimum consolidated net worth standard. In the event that we failed to comply with these covenants, a default would trigger and all principal and outstanding interest would immediately be due and payable. At September 27, 2014, and September 28, 2013, we were in compliance with all financial covenants under our credit agreements and unsecured notes. We anticipate that we will continue to be in compliance with all financial covenants under our credit agreements and unsecured notes through at least the next 12 months.
We have an unsecured $20 million Canadian ("CAD") revolving credit facility for our operations in Canada. Borrowings are payable on demand with interest payable monthly. The credit facility permits the issuance of letters of credit up to $10 million CAD in the aggregate, which reduce the overall credit limit available under the credit facility.
On February 13, 2014, we announced our intent to repurchase up to 650,000 shares of our common stock in open market transactions through February 2015. We have not engaged in any stock repurchase activity from the date of this announcement through September 27, 2014. This share repurchase program does not obligate us to repurchase any outstanding shares of our common stock, and the program may be limited or terminated at any time. There is no guarantee as to the exact number of shares that we will repurchase.

Financial Services Segment – The primary cash requirements of the Financial Services segment relate to the financing of credit card loans. These cash requirements will increase if our credit card originations increase or if our cardholders' balances or spending increase. The Financial Services segment sources operating funds in the ordinary course of business through various financing activities, which include funding obtained from securitization transactions, obtaining brokered and non-brokered certificates of deposit, borrowing under its federal funds purchase agreements, and generating cash from operations. During the nine months ended September 27, 2014, the Financial Services segment completed two term securitizations totaling $700 million and renewed one of its variable funding facilities for an additional three years and increased the commitment from $350 million to $500 million. We believe that these liquidity sources are sufficient to fund the Financial Services segment's foreseeable cash requirements including maturities and near-term growth plans.
Operating, Investing, and Financing Activities
The following table presents changes in our cash and cash equivalents for the nine months ended:

	September 27, 2014	September 28, 2013
	(In Thousands)

Net cash (used in) provided by operating activities	$(39,041)	$94,193
Net cash used in investing activities	(478,740)	(559,658)
Net cash provided by financing activities	685,201	586,448

2014 versus 2013

Operating Activities – Cash from operating activities decreased $133 million in the nine months ended September 27, 2014, compared to the nine months ended September 28, 2013. In the three months ended September 27, 2014, we paid a deposit of $50 million for federal taxes related to prior uncertain tax positions, resulting in a net change of $53 million comparing the respective periods. In addition, we had net decreases of $43 million in accounts payable and accrued expenses, $47 million in prepaid expenses and other assets, and $29 million in inventories. Partially offsetting these decreases in cash from operating activities was an increase of $17 million relating to credit card loans originated from internal operations and $17 million in other long-term liabilities. Inventories increased $290 million at September 27, 2014, to $935 million, compared to December 28, 2013, while inventories increased $263 million at September 28, 2013, to $816 million, compared to fiscal year end 2012. The increase in inventories in 2014 is primarily due to the addition of new retail stores.

Investing Activities – Cash used in investing activities decreased $81 million in the nine months ended September 27, 2014, compared to the nine months ended September 28, 2013. Cash paid for property and equipment totaled $303 million in the nine months ended September 27, 2014, compared to $278 million in the nine months ended September 28, 2013. At September 27, 2014, the Company estimated it had total cash commitments of approximately $610 million outstanding for projected expenditures related to the development, construction, and completion of new retail stores and a new distribution center. This amount excludes any estimated costs associated with new stores where the Company does not have a commitment as of September 27, 2014. We expect to fund these estimated capital expenditures over the next 12 months with cash generated from operations and borrowings. In addition, net cash flows from credit card loans originated externally decreased $29 million. The Financial Services segment also purchased $135 million of U.S. government agency held-to-maturity securities during the nine months ended September 28, 2013.

Financing Activities – Cash provided by financing activities increased $99 million in the nine months ended
September 27, 2014, compared to the nine months ended September 28, 2013. Comparing the respective periods, this net change was primarily due to an increase in net borrowings on secured obligations of the Trust of the Financial Services segment of $245 million in the nine months ended September 27, 2014, compared to the nine months ended September 28, 2013. We also had increases of $140 million in net borrowings on our revolving credit facilities and inventory financing and $49 million relating to the change in unpresented checks. Partially offsetting these increases was a decrease of $339 million relating to changes in time deposits.

The following table presents the borrowing activities of our merchandising business and the Financial Services segment for the nine months ended:

	September 27, 2014	September 28, 2013
	(In Thousands)

Borrowings on revolving credit facilities and inventory financing, net of repayments	$344,707	$204,533
Secured obligations of the Trust, net	545,000	299,750
Repayments of long-term debt	(8,347)	(8,336)
Borrowings, net of repayments	$881,360	$495,947

The following table summarizes our availability under the Company's debt and credit facilities, excluding the facilities of the Financial Services segment, at the periods ended:

	September 27, 2014	September 28, 2013
	(In Thousands)

Amounts available for borrowing under credit facilities (1)	$795,000	$435,000
Principal amounts outstanding	(346,292)	(204,364)
Outstanding letters of credit and standby letters of credit	(32,290)	(27,753)
Remaining borrowing capacity, excluding the Financial Services segment facilities	$416,418	$202,883

(1)
Consists of our revolving credit facilities of $775 million and $415 million at September 27, 2014, and September 28, 2013, respectively, and our $20 million CAD credit facility at September 27, 2014, and September 28, 2013, for our operations in Canada.

The Financial Services segment also has total borrowing availability of $85 million under its agreements to borrow federal funds. At September 27, 2014, the entire $85 million of borrowing capacity was available.

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

In addition, our unsecured senior notes contain various covenants and restrictions that are usual and customary for transactions of this type. Also, the debt agreements contain cross default provisions to other outstanding credit facilities. In the event that we failed to comply with these covenants, a default would trigger and all principal and outstanding interest would immediately be due and payable. At September 27, 2014, we were in compliance with all financial covenants under our credit agreements and unsecured notes. We anticipate that we will continue to be in compliance with all financial covenants under our credit agreements and unsecured notes through the next 12 months.

Our unsecured $20 million CAD revolving credit facility also permits the issuance of letters of credit up to $10 million CAD in the aggregate, which reduce the overall credit limit available under the credit facility.

Economic Development Bonds and Grants
Economic Development Bonds – Economic development bonds are related to our government economic assistance arrangements associated with prior years' construction of certain retail stores or retail development. The governmental entity from which we purchase the bonds is not otherwise liable for repayment of principal and interest on the bonds to the extent that the associated taxes are insufficient to pay the bonds. If sufficient tax revenue is not generated by the subject properties, we will not receive scheduled payments and will be unable to realize the full value of the bonds carried on our condensed consolidated balance sheet. At September 27, 2014, December 28, 2013, and September 28, 2013, economic development bonds totaled $82 million, $79 million, and $79 million, respectively.

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
For the nine months ended September 27, 2014, and September 28, 2013, there were no other than temporary fair value adjustments of economic development bonds and no adjustments of deferred grant income related to economic development bonds. However, at September 27, 2014, we identified economic development bonds with carrying values of $18 million where the actual tax revenues associated with these properties were lower than previously projected. We will continue to closely monitor the amounts and timing of projected cash flows from the properties related to these economic development bonds. However, if the subject properties do not generate sufficient tax revenue, the Company may not receive all anticipated payments which may result in the Company being unable to realize the full carrying value of these bonds, which would result in a corresponding decrease to deferred grant income.
Grants – We generally have received grant funding in exchange for commitments made by us to the state or local government providing the funding. The commitments, such as assurance of agreed employment and wage levels at our retail stores or that the retail store will remain open, typically phase out over approximately five to ten years. If we fail to maintain the commitments during the applicable period, the funds we received may have to be repaid or other adverse consequences may arise, which could affect our cash flows and profitability. At September 27, 2014, the total amount of grant funding subject to a specific contractual remedy was $44 million. At September 27, 2014, December 28, 2013, and September 28, 2013, the amount the Company had recorded in liabilities in its condensed consolidated balance sheets relating to these grants was $23 million, $23 million, and $7 million, respectively.

Securitization of Credit Card Loans
The total amounts and maturities for our credit card securitizations as of September 27, 2014, were as follows:

Series	Type	Total Available Capacity	Third Party Investor Available Capacity	Third Party Investor Outstanding	Interest Rate	Expected Maturity
		(Dollars in Thousands)

2010-I	Term	$45,000	$—	$—	Fixed	January 2015
2010-I	Term	255,000	255,000	255,000	Floating	January 2015
2010-II	Term	165,000	127,500	127,500	Fixed	September 2015
2010-II	Term	85,000	85,000	85,000	Floating	September 2015
2011-II	Term	200,000	155,000	155,000	Fixed	June 2016
2011-II	Term	100,000	100,000	100,000	Floating	June 2016
2011-IV	Term	210,000	165,000	165,000	Fixed	October 2016
2011-IV	Term	90,000	90,000	90,000	Floating	October 2016
2012-I	Term	350,000	275,000	275,000	Fixed	February 2017
2012-I	Term	150,000	150,000	150,000	Floating	February 2017
2012-II	Term	375,000	300,000	300,000	Fixed	June 2017
2012-II	Term	125,000	125,000	125,000	Floating	June 2017
2013-I	Term	385,000	327,250	327,250	Fixed	February 2023
2013-II	Term	152,500	100,000	100,000	Fixed	August 2018
2013-II	Term	197,500	197,500	197,500	Floating	August 2018
2014-I	Term	45,000	—	—	Fixed	March 2017
2014-I	Term	255,000	255,000	255,000	Floating	March 2017
2014-II	Term	60,000	—	—	Fixed	July 2019
2014-II	Term	340,000	340,000	340,000	Floating	July 2019
Total term		3,585,000	3,047,250	3,047,250

2008-III	Variable Funding	260,115	225,000	—	Floating	March 2015
2011-I	Variable Funding	352,941	300,000	—	Floating	March 2016
2011-III	Variable Funding	588,235	500,000	—	Floating	March 2017
Total variable		1,201,291	1,025,000	—
Total available		$4,786,291	$4,072,250	$3,047,250

We have been, and will continue to be, particularly reliant on funding from securitization transactions for the Financial Services segment. A failure to renew existing facilities or to add additional capacity on favorable terms as it becomes necessary could increase our financing costs and potentially limit our ability to grow the business of the Financial Services segment. Unfavorable conditions in the asset-backed securities markets generally, including the unavailability of commercial bank liquidity support or credit enhancements, could have a similar effect. During the nine months ended September 27, 2014, the Financial Services segment completed two term securitizations totaling $700 million and renewed one of its variable funding facilities for an additional three years and increased the commitment from $350 million to $500 million. We believe that these liquidity sources are sufficient to fund the Financial Services segment's foreseeable cash requirements, including maturities, and near-term growth plans.

Furthermore, the securitized credit card loans of the Financial Services segment could experience poor performance, including increased delinquencies and credit losses, lower payment rates, or a decrease in excess spreads below certain thresholds. This could result in a downgrade or withdrawal of the ratings on the outstanding securities issued in the Financial Services segment's securitization transactions, cause early amortization of these securities, or result in higher required credit enhancement levels. Credit card loans performed within established guidelines and no events which could trigger an early amortization occurred during the nine months ended September 27, 2014, the year ended December 28, 2013, and the nine months ended September 28, 2013.

Certificates of Deposit
The Financial Services segment utilizes brokered and non-brokered certificates of deposit to partially finance its operating activities that are issued in minimum amounts of one hundred thousand dollars in various maturities. At September 27, 2014, the Financial Services segment had $830 million of certificates of deposit outstanding with maturities ranging from October 2014 to July 2023 and with a weighted average effective annual fixed rate of 2.24%. This outstanding balance compares to $1.1 billion at December 28, 2013, and September 28, 2013, with weighted average effective annual fixed rates of 2.14% and 2.30%, respectively.

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

Credit Card Limits – The Financial Services segment bears off-balance sheet risk in the normal course of its business. One form of this risk is through the Financial Services segment's commitment to extend credit to cardholders up to the maximum amount of their credit limits. The aggregate of such potential funding requirements totaled $29 billion above existing balances at the end of September 27, 2014. These funding obligations are not included on our condensed consolidated balance sheet. While the Financial Services segment has not experienced, and does not anticipate that it will experience, a significant draw down of unfunded credit lines by its cardholders, such an event would create a cash need at the Financial Services segment which likely could not be met by our available cash and funding sources. The Financial Services segment has the right to reduce or cancel these available lines of credit at any time.

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

The table below shows the mix of our credit card account balances as a percentage of total balances outstanding at the periods ended:

	September 27, 2014	December 28, 2013	September 28, 2013

Balances carrying an interest rate based upon various interest rate indices	68.0%	63.8%	66.0%
Balances carrying an interest rate of 7.99% or 9.99%	4.1	4.5	4.1
Balances carrying a promotional interest rate of 0.00%	0.1	0.2	0.2
Balances not carrying interest because the previous month balance was paid in full	27.8	31.5	29.7
Total	100.0%	100.0%	100.0%

Charges on the credit cards issued by the Financial Services segment were priced at a margin over various defined lending rates. No interest is charged if the account is paid in full within 25 days of the billing cycle, which represented 27.8% of total balances outstanding at September 27, 2014.

Management has performed several interest rate risk analyses to measure the effects of the timing of the repricing of our interest sensitive assets and liabilities. Based on these analyses, at September 27, 2014, we believe that an increase in LIBOR is more likely. Therefore, we believe that an immediate increase in interest rates of 50 basis points would cause a pre-tax increase to projected earnings of approximately $6 million for the Financial Services segment over the next 12 months.

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

In connection with this quarterly report on Form 10-Q, our Chief Executive Officer and Chief Financial Officer evaluated, with the participation of our management, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on management's evaluation, our Chief Executive Officer and Chief Financial Officer each concluded that our disclosure controls and procedures were effective as of September 27, 2014.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended September 27, 2014, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On August 23, 2011, the Company's Board of Directors authorized a share repurchase program that provides for share repurchases on an ongoing basis to offset dilution resulting from equity awards under the Company's current or future equity compensation plans. The Company announced on February 13, 2014, its intent to repurchase up to 650,000 shares of its common stock in open market transactions through February 2015. This share repurchase program does not obligate us to repurchase any outstanding shares, and the program may be limited or terminated at any time. There is no guarantee as to the exact number of shares that we will repurchase. The Company did not engage in any stock repurchase activity in any of the three fiscal months in the third fiscal quarter ended September 27, 2014. There were 650,000 shares remaining to be purchased at September 27, 2014, under the February 2014 repurchase program.

Item 3.	Defaults Upon Senior Securities.
Not applicable.

Item 4.	Mine Safety Disclosures.
Not applicable.

Item 5.	Other Information.
Not applicable.

Item 6.	Exhibits.

(a)           Exhibits.

Exhibit Number	Description

3.1	Amended and Restated Bylaws of Cabela's Incorporated (incorporated by reference from Exhibit 3 of our Current Report on Form 8-K, filed on August 18, 2014, File No. 001-32227)

31.1	Certification of CEO Pursuant to Rule 13a-14(a) under the Exchange Act

31.2	Certification of CFO Pursuant to Rule 13a-14(a) under the Exchange Act

32.1	Certifications Pursuant to 18 U.S.C. Section 1350

101.INS	XBRL Instance Document	Filed with this report.

101.SCH	XBRL Taxonomy Extension Schema Document	Submitted electronically with this report.

101.CAL	XBRL Taxonomy Calculation Linkbase Document	Submitted electronically with this report.

101.LAB	XBRL Taxonomy Label Linkbase Document	Submitted electronically with this report.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Submitted electronically with this report.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Submitted electronically with this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CABELA'S INCORPORATED

Dated:	October 23, 2014	By:	/s/ Thomas L. Millner
Thomas L. Millner
President and Chief Executive Officer

Dated:	October 23, 2014	By:	/s/ Ralph W. Castner
Ralph W. Castner
Executive Vice President and Chief Financial Officer

Exhibit Index

Exhibit Number	Description

3.1	Amended and Restated Bylaws of Cabela's Incorporated (incorporated by reference from Exhibit 3 of our Current Report on Form 8-K, filed on August 18, 2014, File No. 001-32227)

31.1	Certification of CEO Pursuant to Rule 13a-14(a) under the Exchange Act

31.2	Certification of CFO Pursuant to Rule 13a-14(a) under the Exchange Act

32.1	Certifications Pursuant to 18 U.S.C. Section 1350

101.INS	XBRL Instance Document	Filed with this report.

101.SCH	XBRL Taxonomy Extension Schema Document	Submitted electronically with this report.

101.CAL	XBRL Taxonomy Calculation Linkbase Document	Submitted electronically with this report.

101.LAB	XBRL Taxonomy Label Linkbase Document	Submitted electronically with this report.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Submitted electronically with this report.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Submitted electronically with this report.