Form 10-K
period 2014-12-27
CABELAS INC
filed 2015-02-17
CIK 1267130

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

Form 10-K
_________________
(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 27, 2014
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The aggregate market value of the voting common equity held by non-affiliates of the registrant was approximately $2,445,315,847 as of June 27, 2014 (the last business day of the registrant’s most recently completed second fiscal quarter), based upon the closing price of the registrant’s Class A Common Stock on that date as reported on the New York Stock Exchange.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.
Common stock, $0.01 par value: 71,156,618 shares as of February 9, 2015.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for the 2015 Annual Meeting of Shareholders are incorporated by reference into Part III of this Form 10-K to the extent stated herein.

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

•	our ability to manage credit, liquidity, interest rate, operational, legal, regulatory capital, and compliance risks;

•	our ability to increase credit card receivables while managing credit quality;

•	our ability to securitize our credit card receivables at acceptable rates or access the deposits market at acceptable rates;

•	the impact of legislation, regulation, and supervisory regulatory actions in the financial services industry; and

•	other risks, relevant factors, and uncertainties identified in the "Risk Factors" section of this report.
Given the risks and uncertainties surrounding forward-looking statements, you should not place undue reliance on these statements. Our forward-looking statements speak only as of the date of this report. Other than as required by law, we undertake no obligation to update or revise forward-looking statements, whether as a result of new information, future events, or otherwise.

CABELA’S INCORPORATED
FORM 10-K
FOR THE FISCAL YEAR ENDED DECEMBER 27, 2014

PART I

ITEM 1. BUSINESS

Overview
We are a leading specialty retailer, and the world’s largest direct marketer, of hunting, fishing, camping, and related outdoor merchandise. Since our founding in 1961, Cabela’s® has become one of the most well-known outdoor recreation brands in the world, and we have long been recognized as the “World’s Foremost Outfitter®.” Through our growing number of retail stores, and our well-established direct business, we believe we offer the widest and most distinctive selection of high-quality outdoor products at competitive prices, while providing superior customer service. We also issue the Cabela’s CLUB® Visa credit card, which serves as our primary customer loyalty rewards program. Refer to Note 23 “Segment Reporting” of the Notes to Consolidated Financial Statements and our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for additional financial information regarding our Retail, Direct, and Financial Services businesses. Cabela’s Incorporated and its wholly-owned subsidiaries are referred to herein as “Cabela’s,” “Company,” “we,” “our,” or “us.”
Retail Business
At the end of 2014, we operated 64 retail stores, 57 stores in 31 states and seven stores in Canada. During 2014, we opened 14 retail stores, 11 stores in the United States and three in Canada. The opening of these retail stores increased our total retail square footage to 6.9 million square feet at the end of 2014, up 17% over 2013. Our Retail segment generated revenue of $2.4 billion in 2014, representing 73.4% of total revenue combined from our Retail and Direct businesses.
Customer Relations. In order to better serve our customers, we continue focusing our efforts on offering customers integrated opportunities to access and use our retail stores, web and social media channels, and catalogs. Our omni-channel model employs the same merchandising team, distribution centers, customer database, and infrastructure, which we continue to leverage by building on the strengths of each channel. Customer service venues include in-store pick-up for website orders, in-store Cabela's website kiosks, and catalog order desks. Our in-store kiosks provide our customers access to our entire inventory assortment, allowing customers to place orders for items that may be out of stock in our retail stores or to purchase items only available on our website. Our in-store pick-up program allows customers to order products through our website and catalogs and have them delivered without incurring shipping costs to the retail store of their choice, which increases foot traffic in our stores. Conversely, our retail stores introduce customers to our website and catalog channels. We have added our retail stores to our distribution network through the omni-channel fulfillment process, so customers who order through our call centers or website are no longer solely dependent upon the stock we have in our distribution centers. We now ship products to our customers from both our distribution centers and our retail stores.
Retail Store Formats. Our retail store concept is designed to appeal to customers from a broad geographic and demographic range. Our retail stores range in size from 40,000 to 246,000 square feet.
Our new store format, with more standardized store sizes, expedites store development time and allows us to pursue the best retail locations, is adaptable to more markets, improves time to market, and allows us to be more efficient in our operations by reducing our capital investment requirements and increasing sales per square foot. These newer stores range in size from approximately 40,000 to 100,000 square feet. The flexibility in the size of our new format store allows us to serve both large and small markets with large concentrations of Cabela's customers. Our new format for stores improves our return on invested capital and better serves our customers by providing shopper-friendly layouts with regionalized product mixes, concept shops, and new product displays and fixtures with enhanced features.
Our legacy stores refer to our large-format traditional retail stores that opened in August 2008 and earlier. We have 28 traditional, or legacy, large-format retail stores, which offer a tourist-type experience. Our retail stores often attract the construction and development of hotels, restaurants, and other retail establishments adjacent to these stores.
Retail Store Expansion. Enhancing our retail store efficiencies and taking the necessary steps to improve our financial performance are high priorities in our strategic planning. Our strategy of new store growth, in part based on our past experiences, is focused on the location of new stores strategically sized to match their markets. We consider the impact of larger market locations with an established competitor as well as the increased competition in urban markets in determining the size of a new store, its location, and the flexibility in its layout to appeal to customers. We continually review our decisions on new stores to reconfirm our market expectations. The new format stores generate a higher profit per square foot compared to the legacy store base and allow us to enter additional markets.

For 2015, we have announced plans to open 13 stores with over one million square feet of retail space. This equates to approximately 15% annual square footage growth over 2014. These new format retail stores are located as follows:

•
Berlin, Massachusetts; Fort Mill, South Carolina; Sun Prairie, Wisconsin; Garner, North Carolina; Fort Oglethorpe, Georgia; Ammon, Idaho; Moncton, New Brunswick, Canada; Noblesville, Indiana; West Chester, Ohio; Oklahoma City, Oklahoma; Huntsville, Alabama; Bristol, Virginia; and Calgary, Alberta, Canada.

Beyond 2015, as we continue our pace of new store openings, we expect to see more stores in smaller markets. The following communities have been announced as new store locations beyond 2015:

•	Short Pump, Virginia; Lexington, Kentucky; Woodbury, New York; League City, Texas; Ottawa, Ontario, Canada; Farmington, Utah; and Gainesville, Virginia.
Store Locations and Ownership. We own 58 of our 64 retail stores, with 18 stores subject to ground leases. In connection with some of the economic development packages received from state or local governments where our stores are located, we have entered into agreements granting ownership of the taxidermy, diorama, or other portions of our stores to these state and local governments. Refer to Item 2 – “Properties” for additional information on our stores.
Direct Business
The Direct segment sells products through our e-commerce websites (Cabelas.com and Cabelas.ca) and direct mail catalogs. Our Direct segment generated revenue of $852 million in 2014, representing 26.6% of total revenue combined from our Retail and Direct businesses.
Direct Business Marketing. We market our products through our websites, mobile devices, and our print catalog distributions. We believe that mobile marketing and social networking technologies will continue to build our brand, build our customer databases, and enhance the management of contacts with our customers. As such, we recognize that the catalog business is mature, and so we have continued to evaluate our print programs and strategies by balancing the optimal mix of print advertising with new emerging digital technologies. Changing to a more customer centric focus compared to direct marketing processes that were heavily driven via the catalog production cycle has allowed us to better exploit online engagement opportunities, embrace new marketing strategies, and bring synergies to our Internet channel, which inherently has quick-to-market attributes that we will continue to capitalize on.
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
The amount of traffic now coming through mobile devices is growing significantly. As a result, we continue to utilize best-in-class technology to improve our customers' digital shopping experience and build on the advances we have made to capitalize on the variety of ways customers are shopping at Cabela's today. Our Cabelas.com mobile website makes the Cabelas.com desktop version available on smart phones and tablets including a new simplified checkout that was implemented across all device platforms in the fourth quarter of 2014. Customers now have the same information and services as Cabelas.com and the same shopping experience as they have on the desktop site. Cabelas.com and the mobile website also run off a single operating platform, allowing us to manage the desktop and mobile sites using one system. We continue to enhance our social marketing initiatives and now have over 3.4 million fans on Facebook. Our omni-channel marketing efforts are resulting in increased customer engagement across multiple channels and a more consistent experience across all channels.
Catalog and Print Distributions. We use our customer database to ensure that customers receive catalogs matching their merchandise preferences and to cross-sell merchandise to existing customers. Many of our customers read and browse our catalogs, but purchase merchandise and services through our website and retail stores. We use the catalogs to prompt customers to go to retail stores and our website or to our call centers to place orders directly. We also utilize our marketing knowledge base to determine optimal circulation strategies to control our catalog costs while continuing to grow our merchandising business.

We believe that our catalog distributions have been one of the primary drivers of the growth of our brand over the years and are an important marketing tool for our Retail business. We have mostly shifted away from our larger master catalogs, which offer a broad range of products, to smaller catalogs with a more seasonal theme, to specialty catalogs, and to micro-season catalogs. Our specialty and micro-season catalogs offer products focused on one outdoor activity, such as fly fishing, archery, or waterfowl, or one product category, such as women’s clothing. We have enhanced the product mix in each title and created unique, personalized print media to push one consistent message to our customers. Our strategic focus is to create steady, profitable growth in our direct channels, while reducing marketing expenses and significantly increasing the percentage of market share we capture through our website.
Financial Services Business

Our Financial Services segment provides customers with a rewards program that enhances revenue, operating profitability, and customer loyalty in our Retail and Direct businesses. Through our wholly-owned bank subsidiary, World’s Foremost Bank ("WFB," "Financial Services segment," or "Cabela's CLUB"), we issue and manage the Cabela’s CLUB Visa credit card, a rewards based credit card program. We believe the Cabela’s CLUB Visa credit card loyalty rewards program is an effective vehicle for strengthening our relationships with our customers, enhancing our brand name, and increasing our merchandise revenue. Our rewards program is a simple loyalty program that allows customers to earn points whenever and wherever they use their Cabela’s CLUB Visa credit card and then redeem earned points for products and services at our retail stores or through our Direct business. The percentage of our merchandise sold to customers using the Cabela’s CLUB Visa credit card, including the redemption of points, was approximately 30% for 2014.

Our bank subsidiary is a special purpose, FDIC insured, Nebraska state-chartered bank, which limits us to issuing only consumer credit cards and certificates of deposit of one hundred thousand dollars or more. During 2014, we had an average of 1,817,012 active credit card accounts with an average balance of $2,167 compared to an average of 1,688,843 active credit card accounts with an average balance of $2,073 during 2013. We define an active credit card account as any account with an outstanding debit or credit balance at the end of any respective month during the past 12 months.

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

Underwriting and Credit Criteria. We underwrite high-quality credit customers and have historically maintained attractive credit statistics compared to industry averages. The scores of Fair Isaac Corporation (“FICO”) are a widely-used financial metric for assessing a person’s credit rating. Our credit cardholders had a median FICO score of 795 at the end of 2014 compared to 793 at the end of 2013. We believe the median FICO scores of our cardholders are well above the industry average. Our net charge-offs as a percentage of total outstanding balances were 1.69% in 2014, which we believe is well below the 2014 industry average, compared to 1.80% in 2013 and 1.87% in 2012. Refer to "Asset Quality of Cabela's CLUB" for additional information regarding our credit card loan charge-offs and delinquencies on our credit card loans.

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

	Retail			Direct			Total
	2014	2013	2012	2014	2013	2012	2014	2013	2012
Product Category:
Hunting Equipment	47.1%	51.0%	49.5%	37.1%	41.2%	37.1%	44.3%	48.0%	45.3%
General Outdoors	29.6	26.8	28.7	32.0	29.1	32.0	30.3	27.5	29.8
Clothing and Footwear	23.3	22.2	21.8	30.9	29.7	30.9	25.4	24.5	24.9
Total	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
Hunting Equipment. The hunting equipment merchandise category includes a wide variety of firearms, ammunition, optics, archery products, and related accessories and supplies for almost every type of hunting and sport shooting. Our hunting equipment products are supported by in-house services such as gun bore sighting, scope mounting, and bow tuning to serve the complete needs of our customers.

General Outdoors. The general outdoors merchandise category includes a full range of equipment and accessories supporting all outdoor activities, including all types of fishing and tackle products; a wide selection of boats, electronics, and marine accessories and equipment; camping gear and equipment for various experience levels of outdoor enthusiasts; food preparation and outdoor cooking products; all-terrain vehicles and accessories for automobiles and all-terrain vehicles; and gifts and home furnishings. This category also includes wildlife and land management products and services, including compact tractors and tractor attachments.
 Clothing and Footwear. The clothing and footwear merchandise category includes fieldwear apparel and footwear, sportswear apparel and footwear, including technical gear for the active outdoor enthusiast, apparel and footwear for the casual customer, and workwear products.

Cabela’s Branded Products. In addition to national brands, we offer our exclusive Cabela’s branded merchandise. Sales of our branded merchandise are included in the above table that shows the percentage of merchandise revenue contributed by major product categories for our Retail and Direct segments and in total. We have a significant penetration of Cabela’s branded merchandise in casual apparel and footwear as well as in selected hard goods categories such as camping, fishing, and optics. Where possible, we seek to protect our Cabela’s branded products by applying for trademark or patent protection for these products. Our Cabela’s branded products typically generate higher gross profit margins compared to our other branded products. In 2014, our Cabela’s branded merchandise accounted for approximately 26% of our merchandise revenue. By having an appropriate mix of Cabela’s branded and other branded merchandise, we strive to meet the expectations and needs of our customers and expand the recognition of the Cabela’s brand.

Marketing
We seek to increase the amount each customer spends on our merchandise through enhanced customer targeting, expanded use of digital marketing channels in mobile marketing and social networking and other technology-based approaches, the development and marketing of new products, and continued focus on specialty catalogs. Our Cabela's brand platform "It's In Your Nature," creates a connection between us and our customers by focusing on our common appreciation for the outdoors. We have taken advantage of web-based technologies such as targeted promotional e-mails, online shopping engines, and Internet affiliate programs to renew efforts in local markets and to increase sales. We also have continued to improve our customer relationship management system, which allows us to better manage our customer relationships and more effectively tailor our marketing programs. We will continue to use our expanding Retail business to capture additional customer purchase history and information.
In addition to the use of our website and our catalogs, we use a combination of promotional events, traditional advertising, and media programs as marketing tools. We engage in certain promotional activities by sponsoring sportsmen and women advocacy groups and wildlife conservation organizations, as well as regional and local events and organizations. We also provide sponsorship of fishing tournaments and other related habitat and wildlife conservation activities. We have historically received extensive local publicity from the unique Cabela’s shopping experience when we open a new store. As we enter into larger metropolitan markets, where the opening of a Cabela’s store may not be major news, we supplement any publicity with additional advertising to increase consumer awareness of new store openings.

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

Distribution and Fulfillment

We operate distribution centers located in Sidney, Nebraska; Prairie du Chien, Wisconsin; Wheeling, West Virginia; and Winnipeg, Manitoba, Canada. These distribution centers comprise approximately 3.3 million square feet of warehouse space for our retail store replenishment and Direct business activities. We also are building a 600,000 square foot distribution center in Tooele, Utah, to support our growth. At December 27, 2014, construction was in progress, and we expect to have this distribution center operational by July 2015. In August 2013, we leased a 325,000 square foot distribution center in Tooele, Utah, that we anticipate will be in use through the opening of the new distribution center currently under construction. In June 2014, we announced the transition to a third-party logistics provider for our distribution needs in Canada. As a result of this transition, we are closing our distribution center in Winnipeg, Manitoba, in March 2015. The third party logistics provider began processing a portion of our Canada merchandise in a Calgary, Alberta, distribution center in October 2014.

We ship merchandise to our Direct business customers via United Parcel Service, Federal Express, Canada Post, and the United States Postal Service. We use common carriers and typically deliver inventory two to three times per week for replenishment of our retail stores. We also operate a merchandise return center in Oshkosh, Nebraska.

We have added our retail stores to our distribution network through the omni-channel fulfillment process, so customers who order through our call centers or website are no longer solely dependent upon the stock we have in our distribution centers. We now ship products to our customers from both our distribution centers and our retail stores.

Information Technology Systems

Our information technology and operational systems are an integral function of our Retail, Direct, and Financial Services businesses. Our information is processed in a secure environment to protect both the physical assets and the actual data from security breaches and cyber attacks. These systems are designed to process customer orders, track customer data and demographics, order, monitor, and maintain sufficient amounts of inventory, facilitate vendor transactions, and provide financial reporting. We continually evaluate, modify, and update our information technology systems supporting our supply chain, including our design, sourcing, merchandise planning, forecasting and purchase order, inventory, distribution, transportation, and price management systems. We continue to make modifications to our technology that will involve updating or replacing certain systems with successor systems, including improvements to our systems for omni-channel merchandise and financial planning, e-commerce, and customer relationship management.

Employees

At the end of 2014, we employed approximately 19,300 employees. We use part-time and temporary workers to supplement our labor force at peak times during our third and fourth quarters. None of our employees are represented by a labor union or are party to a collective bargaining agreement. We have not experienced any work stoppages and consider our relationship with our employees to be good.

Seasonality

We experience seasonal fluctuations in our revenue and operating results. Due to buying patterns around the holidays and the opening of hunting seasons, our merchandise revenue is traditionally higher in the third and fourth quarters than in the first and second quarters, and we typically earn a disproportionate share of our operating income in the fourth quarter. Because of our retail store expansion, and fixed costs associated with retail stores, our quarterly operating income may be further impacted by these seasonal fluctuations. We anticipate our sales will continue to be seasonal in nature. Refer to Note 25 "Quarterly Financial Information" of the Notes to Consolidated Financial Statements for financial information by quarter for 2014 and 2013.

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

We regularly review and evaluate our liquidity and capital needs. We currently believe that our available cash, cash equivalents, and cash flow from operations will be sufficient to finance our operations and expected capital requirements for at least the next 12 months. However, we might experience periods during which we encounter additional cash needs and we might need additional external funding to support our operations. Although we were able to enter into a $775 million revolving credit facility during 2014 and a $20 million Canadian revolving credit facility during 2013 on acceptable terms, in the event we require additional liquidity, we cannot be certain that additional funds will be available if needed and to the extent required or, if available, on acceptable terms. If we cannot raise necessary additional funds on acceptable terms, there could be a material adverse impact on our business and results of operations. We also may not be able to fund expansion, take advantage of future opportunities, meet our existing debt obligations, or respond to competitive pressures or unanticipated requirements.
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
Our Retail, Direct, and Financial Services businesses are dependent upon the integrity, security, and consistent operations of our information technology systems. We rely heavily on our information technology systems to manage and replenish inventory, to take customer orders, to deliver products to our customers in an efficient manner, to collect payments from our customers, and to provide accurate financial data and reporting for our business. Although we continually maintain security measures to protect our information, any disruption, failure, or breach of our information technology systems may have a material adverse effect on our business or results of operations. We also expect to continue to make significant technology investments in the coming years, which are key to our business. There are inherent risks associated with these system changes, and we may be unable to successfully implement these system changes. Our failure to successfully implement these system changes could have a material adverse effect on our business or results of operations. Additionally, there is no assurance that successful implementation of these system changes will deliver value to us.

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
During 2014, our Direct business accounted for 26.6% of the total revenue in our Retail and Direct businesses. Our Direct business is subject to a number of risks and uncertainties, including:

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

•	ports and other infrastructure necessary to transfer our products;

•	telephone companies to provide telephone service to our in-house customer care centers;

•	communications providers to provide Internet users with access to our website and a website hosting service provider to host and manage our website;

•	software providers to provide software and related services to run our operating systems for our Retail and Direct businesses; and

•	third-party card processors, such as First Data Resources, to provide processing for Cabela's CLUB Visa transactions.

We cannot predict when, or the extent to which, we will experience any disruption in the supply of products and services from our vendors. Any such disruption could have an adverse impact on our revenue and profitability.

Any disruption in these services could have a negative impact on our ability to market and sell our products, and serve our customers. Our ten largest trade vendors collectively represented approximately 17% of our total merchandise purchases in 2014. If we are unable to acquire suitable merchandise or lose one or more key vendors, we may not be able to offer products that are important to our merchandise assortment. We also are subject to risks, such as the price and availability of raw materials and fabrics, labor disputes, union organizing activity, strikes, inclement weather, natural disasters, war and terrorism, and adverse general economic and political conditions that might limit our vendors' ability to provide us with quality merchandise on a timely basis. We have no contractual arrangements providing for continued supply from our key vendors and our vendors may discontinue selling to us at any time. We may not be able to develop relationships with new vendors, and products from alternative sources, if any, may be of a lesser quality and more expensive than those we currently purchase. Any delay or failure in offering products to our customers could have a material adverse impact on our revenue and profitability. We also rely on our vendors to comply with our social responsibility program, and the failure of a vendor to comply with our social responsibility program could harm our brand or cause us to terminate a vendor prior to securing an alternative source for the terminated vendor's products or services. In addition, if the cost of fuel rises, the cost to deliver merchandise to the customers of our Direct business and from our distribution centers to our retail stores may rise which could have a material adverse impact on our profitability.
In addition, the SEC has adopted rules regarding disclosure of the use of conflict minerals (commonly referred to as tantalum, tin, tungsten, and gold), which are mined from the Democratic Republic of the Congo and surrounding countries. We expect to incur costs to implement and maintain a process to discover the origin of the tantalum, tin, tungsten, and gold used in the products we sell, and may incur costs to audit our conflict minerals disclosures. Our reputation may also suffer if the products we sell contain conflict minerals originating in the Democratic Republic of the Congo or surrounding countries.

Political and economic uncertainty and unrest in foreign countries where our merchandise vendors are located and trade restrictions upon imports from these foreign countries could adversely affect our ability to source merchandise and operating results.

In 2014, we imported 62% of our Cabela's branded merchandise directly from vendors located in foreign countries, with a substantial portion of the imported merchandise being obtained directly from vendors located in China, Mexico, and various Far East, Asian, and European countries. In addition, we believe that a significant portion of our other vendors obtain their products from foreign countries that may also be subject to political and economic uncertainty. We are subject to risks and uncertainties associated with changing economic and political conditions in foreign countries where our vendors are located, such as:

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
In addition, trade restrictions, including increased tariffs or quotas, embargoes, safeguards, and customs restrictions against apparel items, as well as United States or foreign labor strikes, work stoppages, or boycotts, could increase the cost or reduce the supply of merchandise available to us or may require us to modify our current business practices, any of which could hurt our profitability.

Due to the seasonality of our business, our annual operating results would be adversely affected if our revenue during the fourth quarter was substantially below expectations.
We experience seasonal fluctuations in our revenue and operating results. Historically, we have realized a significant portion of our revenue and earnings for the year in the fourth quarter. In 2014 and 2013, respectively, we generated 34.9% and 33.0% of our revenue, and 39.0% and 35.7% of our net income, in the fourth quarter. We incur significant additional expenses in the fourth quarter due to higher customer purchase volumes and increased staffing. If we miscalculate the demand for our products generally or for our product mix during the fourth quarter, our revenue could decline, which would harm our financial performance. In addition, abnormally warm weather conditions during the fourth quarter can reduce sales of many of the products normally sold during this time period and inclement weather can reduce store traffic or cause us to temporarily close stores causing a reduction in revenue. Because a substantial portion of our operating income is derived from our fourth quarter revenue, a shortfall in expected fourth quarter revenue would cause our annual operating results to suffer significantly.
If we lose key management or are unable to attract and retain the talent required for our business, our operating results could suffer.

Our future success depends to a significant degree on the skills, experience, and efforts of our senior executive management and merchandising teams. With the exception of our Chairman, James W. Cabela, none of our senior management has employment agreements other than our Management Change of Control Severance Agreements. We do not carry key-man life insurance on any of our executives or key management personnel. In addition, our corporate headquarters is located in a sparsely populated rural area, which may make it difficult to attract and retain qualified individuals for key management positions. The loss of the services of any of these individuals or the inability to attract and retain qualified individuals for our key management positions could cause our operating results to suffer.
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

We currently rely on distribution centers in Sidney, Nebraska; Prairie du Chien, Wisconsin; Wheeling, West Virginia; and Winnipeg, Manitoba, Canada, to handle our distribution needs. We also currently lease a distribution center in Tooele, Utah. We are building a 600,000 square foot distribution center in Tooele, Utah, to support our growth and expect to have this distribution center operational by July 2015. We are also closing our Winnipeg, Manitoba, distribution center in March 2015 as we fully transition to a third-party logistics provider for our distribution needs in Canada. We operate a return center in Oshkosh, Nebraska; and our Wheeling, West Virginia, distribution center also processes returns. Any natural disaster or other serious disruption to these centers due to fire, tornado, or any other calamity could damage a significant portion of our inventory and materially impair our ability to adequately stock our retail stores, deliver merchandise to customers, and process returns to vendors and could result in lost revenue, increased costs, and reduced profits.

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

Our Financial Services segment requires a significant amount of cash to operate. These cash requirements will increase if our credit card originations increase or if our cardholders' balances or spending increase. Historically, we have relied upon external financing sources to fund these operations, and we intend to continue to access external sources to fund our growth. A number of factors such as our financial results, changes within our organization, disruptions in the capital markets, increased competition in the deposit markets, our corporate and regulatory structure, interest rate fluctuations, general economic conditions, possible negative credit ratings affecting our asset-backed securities, and accounting and regulatory changes and regulations could make such financing more difficult or impossible to obtain or more expensive. In addition, several rules and regulations have been proposed by the SEC that may substantially affect issuers of asset-backed securities.
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

In response to certain liquidity requirements recommended under the Basel Committee on Banking Supervision in December 2010, commonly referred to as “Basel III,” the noteholders under one of the variable funding facilities issued under WFB’s securitization program have requested and obtained amendments to their respective transaction documents permitting them to delay funding an advance requested under that facility for up to 35 days. It is not currently known what, if any, changes to their respective transaction documents the noteholders under the other variable funding facilities issued under WFB’s securitization program will request in response to the Basel III liquidity requirements. These changes could delay or disrupt access to funding under the variable funding facilities. Moreover, the liquidity requirements under Basel III could result in an increase in the borrowing costs under the variable funding facilities.
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
Our current funding strategy also includes a continued reliance on certificates of deposit to help fund growth and maturing securitizations. If there is an increase in other financial institutions relying on the certificates of deposit market for liquidity and funding, competition in the deposits market may increase. In addition, FDIC deposit insurance coverage may be reduced. Either of these events could result in less funds available or funds at unattractive rates. In addition to the non-brokered certificates of deposit market to fund growth and maturing securitizations, we have access to the brokered certificates of deposit market through multiple financial institutions for liquidity and funding purposes. Our ability to issue certificates of deposit is reliant on our current regulatory capital levels. If WFB were to be classified as an "adequately-capitalized" bank, we would be required to obtain a waiver from the FDIC in order to continue to issue certificates of deposit and would be limited to what interest rate we can pay on deposits. At the end of 2014, WFB met the requirements for a "well-capitalized" institution, the highest of the Federal Deposit Insurance Corporation Improvement Act's five capital ratio levels.

We may have to reallocate capital from our Retail and Direct businesses to meet the capital needs of our Financial Services segment, which could alter our retail store expansion program.

WFB must satisfy the capital maintenance requirements of government regulators and its agreement with Visa U.S.A., Inc. ("Visa"). At the end of 2014, WFB was classified as a “well-capitalized” bank, the highest category under the regulatory framework for prompt corrective action. Although WFB satisfied the requirements for the "well-capitalized" classification at the end of 2014, no assurances can be given that WFB will continue to satisfy such requirements. A variety of factors could cause the capital requirements of WFB to exceed our ability to generate capital internally or from third party sources. For example, government regulators or Visa could unilaterally increase their minimum capital requirements. On July 9, 2013, the FDIC adopted interim final rules which revise its risk-based and leverage capital requirements for FDIC-supervised institutions. These interim final rules are substantially identical to the joint final rules issued by the Office of the Comptroller of the Currency and the Board of Governors of the Federal Reserve System on July 2, 2013. The interim final rules and the joint final rules implement the regulatory capital reforms recommended by Basel III, and capital reforms required by the Dodd-Frank Wall Street Reform and Consumer Protection Act (the "Reform Act"). Among other things, the interim final rules and the joint final rules revise the agencies’ prompt corrective action framework by introducing a common equity tier 1 capital requirement and a higher minimum tier 1 capital requirement. In addition, the interim final rules and the joint final rules include a supplementary leverage ratio for depository institutions subject to the advanced approaches capital rules. The phase-in period for the interim final rules began in January 2015 for WFB. Also, we have significant potential obligations in the form of the unused credit lines of our cardholders. At the end of 2014, these unfunded amounts totaled approximately $30 billion. Draws on these lines of credit could materially exceed predicted line usage. If WFB ceases to qualify as well-capitalized, WFB would become subject to regulatory restrictions that could materially adversely affect its liquidity, cost of funds, and ability to conduct normal operations. If WFB's capital requirements were to increase, we may have to contribute capital to WFB, which may require us to raise additional debt or equity capital and/or divert capital from our Retail and Direct businesses, which in turn could significantly alter our retail store expansion strategy.

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

Our Financial Services segment operates in a heavily regulated industry and is therefore subject to a wide array of banking and consumer lending laws and regulations. Failure to comply with banking and consumer lending laws and regulations could result in financial, structural, and operational penalties being imposed. For example, the FDIC conducted compliance examinations in 2009, 2011, and 2013 and found that certain practices of WFB were improper. As a result of these compliance examinations, the FDIC issued consent orders and WFB was required to take corrective action and pay restitution and civil money penalties. WFB has resolved all consent requirements and is not currently subject to any consent orders.

In addition, as a Visa member bank, WFB must comply with rules and regulations imposed by Visa. For example, WFB and Cabela's could be fined by Visa for failing to comply with Visa's data security standards. Our Financial Services segment, like our merchandising businesses, also faces cybersecurity risks. A security breach in our Financial Services segment could have a material adverse impact on our business and results of operations.

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
The Reform Act also established the Consumer Financial Protection Bureau (the "Bureau") within the Federal Reserve, a new consumer protection regulator. The Bureau has broad rulemaking and enforcement authority over providers of credit, savings, and payment services and products, and WFB is subject to its regulation. While the Bureau does not currently examine WFB, it receives information from the FDIC, WFB’s primary regulator. The Bureau also has rulemaking and interpretive authority under existing and future consumer financial services laws and supervisory, examination, and enforcement authority over institutions subject to its jurisdiction. The Bureau, the FDIC, and other agencies have recently announced several high-profile enforcement actions against credit card issuers for deceptive marketing and other illegal practices related to the advertising of ancillary products, collection practices, and other matters. By these public enforcement actions, the Bureau and the FDIC have signaled a heightened scrutiny of credit card issuers. We anticipate increased activity by regulators in pursuing consumer protection claims going forward.
The Reform Act also limits the ability of federal laws to preempt state and local consumer protection laws. This legislation could have a material adverse effect on WFB, for example, if a new consumer protection agency, or state officials, were to impose new restrictions on risk management, pricing, disclosure, or other aspects of the credit card business.
The Reform Act also requires fees charged for debit card transactions to be both “reasonable and proportional” to the cost incurred by the card issuer. Although the Reform Act applies this restriction only to debit cards, Congress has expressed its desire to regulate interchange fees for credit cards. From time to time, Congress or state legislatures may consider legislation to regulate interchange fees for credit cards. If any such limitations on credit card interchange fees were adopted, it could have a material adverse effect on our business, results of operations, and financial condition.
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
Our Financial Services segment faces possible risk from the outcomes of certain credit card industry litigation and potential regulation of interchange fees. For example, in June 2005, a number of entities, each purporting to represent a class of retail merchants, sued Visa and several member banks, and other credit card associations, alleging, among other things, that Visa and its member banks violated antitrust laws by conspiring to fix the level of interchange fees. On December 13, 2013, the court granted final approval to a settlement that required, among other things, (i) the distribution to class merchants of an amount equal to 10 basis points of default interchange across all credit rate categories for a period of eight consecutive months, which otherwise would have been paid to issuers like WFB, (ii) Visa to change its rules to allow merchants to charge a surcharge on credit card transactions subject to a cap, and (iii) Visa to meet with merchant buying groups that seek to negotiate interchange rates collectively. We recognized a liability at the end of 2012 for $12.5 million related to the settlement as a reduction of interchange income in the Financial Services segment. At the end of 2013, the remaining liability related to the settlement was $4.7 million, which was settled in the first half of 2014; therefore, at December 27, 2014, there was no remaining liability for this settlement. To date, WFB has not been named as a defendant in any credit card industry lawsuits. Moreover, the amount of interchange fees that are charged to merchants could be capped or limited by credit card industry regulation. If the interchange fees that are charged to merchants are reduced as a result of the interchange lawsuits or regulation, the financial condition and results of operations of our Financial Services segment may be negatively impacted.
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.

ITEM 2. PROPERTIES
In addition to our retail stores, our operations also include our corporate headquarters, administrative offices, distribution centers, a merchandise return center, and customer care centers. All of our properties are owned except as noted in the following table, which also provides information regarding the general location, use, and approximate size of our principal non-retail properties at the end of 2014:

Property	Location	Square Footage	Segment That Uses Property

Distribution Center (1)	Wheeling, West Virginia	1,165,000	Other
Distribution Center	Prairie du Chien, Wisconsin	1,055,000	Other
Distribution Center	Sidney, Nebraska	761,000	Other
Distribution Center (1) (2)	Tooele, Utah	325,000	Other
Distribution Center (1) (4)	Winnipeg, Manitoba	300,000	Other
Total for Distribution Centers		3,606,000

Corporate Headquarters	Sidney, Nebraska	294,000	Retail, Direct and Other
Customer Care Center and Administrative Offices	Sidney, Nebraska	94,000	Retail, Direct and Other
Customer Care Center and Administrative Offices	Kearney, Nebraska	151,000	Retail and Direct
Customer Care Center and Administrative Offices	Winnipeg, Manitoba	96,000	Retail and Direct
Customer Care Center (1)	Grand Island, Nebraska	12,000	Direct
Customer Care Center	North Platte, Nebraska	12,000	Direct
Merchandise Return Center	Oshkosh, Nebraska	52,000	Other
Retail Store Concept Center (1)	Sidney, Nebraska	37,000	Retail
Customer Care Center, Bank Operations, and Administrative Offices (3)	Lincoln, Nebraska	126,000	Direct, Financial Services and Other
Data Information Center	Papillion, Nebraska	16,000	Retail, Direct, Financial Services and Other
Marketing and Information Technology Center (1)	Westminster, Colorado	12,000	Retail, Direct and Other
Administrative Offices	Sidney, Nebraska	42,000	Retail, Direct and Other
Data Information Center (1)	La Vista, Nebraska	33,000	Other

(1)	Leased property.

(2)
We are building a 600,000 square foot distribution center in Tooele, Utah, and expect to have this distribution center operational by July 2015. At December 27, 2014, construction was in progress. Since August 2013, we have leased a 325,000 square foot distribution center in Tooele, Utah, which is expected to be in use through the third quarter of 2015.

(3)	Includes 10,000 square feet of leased property.

(4)
We are closing our Winnipeg, Manitoba, distribution center in March 2015 as we fully transition to a third-party logistics provider for our distribution needs in Canada. The third party logistics provider began processing a portion of our Canada merchandise in a Calgary, Alberta, distribution center in October 2014.

The following table shows, by number of stores in the United States and Canada, our retail square footage by store format used in our Retail segment operations for stores owned, stores subject to ground leases, and retail stores leased by store format, all at the end of 2014.

		Number of Stores and Square Footage by Store Format (1)
		New Format Stores		Legacy Stores
Location	Total No. of Stores	No. of Stores	Square Footage	No. of Stores	Square Footage	Total Square Footage

Stores in the United States (31 states):
Owned - no ground lease	38	14	1,136,000	24	3,660,000	4,796,000
Owned - with ground lease (2)	13	12	874,000	1	182,000	1,056,000
Leased (3)	6	3	256,000	3	393,000	649,000
Totals	57	29	2,266,000	28	4,235,000	6,501,000

Stores in Canada (5 provinces):
Owned - no ground lease	2	2	120,000	—	—	120,000
Owned - with ground lease (2)	5	5	290,000	—	—	290,000
Totals	7	7	410,000	—	—	410,000

Totals	64	36	2,676,000	28	4,235,000	6,911,000

(1)	Our new format stores range in size from approximately 40,000 to 100,000 square feet. Legacy stores refer to our large-format traditional retail stores that opened in August 2008 and earlier.

(2)
In the United States, we have ground leases for our stores in East Hartford, Connecticut; Christiana, Delaware; Bowling Green, Kentucky; Louisville, Kentucky; Kalispell, Montana; Missoula, Montana; Cheektowaga, New York; Tualatin, Oregon; Greenville, South Carolina; Lubbock, Texas; Union Gap, Washington; Charleston, West Virginia; and Green Bay, Wisconsin. In Canada, we have ground leases for our stores in North Edmonton, Alberta; South Edmonton, Alberta; Nanaimo, British Columbia; Barrie, Ontario; and Saskatoon, Saskatchewan.

(3)	We lease stores in Grand Junction, Colorado; Boise, Idaho; Scarborough, Maine; Hazelwood, Missouri; Springfield, Oregon; and Tulalip, Washington.
Also, in connection with some of the economic development packages received from state or local governments where our stores are located, we have entered into agreements granting ownership of the taxidermy, diorama, or other portions of our stores to these state and local governments. At December 27, 2014, the total net book value of our property and equipment was $1.6 billion, and we believe that our properties and equipment were suitable for their intended use.
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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Price Range of Common Stock

The common stock of Cabela’s Incorporated is listed for trading on the New York Stock Exchange under the symbol “CAB.” As of February 9, 2015, there were 819 holders of record of our common stock. This number does not include persons who hold our common stock in nominee or “street name” accounts through brokers or banks.

The following table sets forth, for the fiscal quarters indicated, the high and low sales prices per share of our common stock as reported on the New York Stock Exchange:

	2014		2013
	High	Low	High	Low

First Quarter	$72.53	$59.70	$62.22	$40.58
Second Quarter	70.69	58.25	72.54	53.07
Third Quarter	63.95	56.02	71.80	62.45
Fourth Quarter	60.18	46.24	66.47	58.17
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

Pursuant to this share repurchase program, we announced on February 13, 2014, our intent to repurchase up to 650,000 shares of our common stock in open market transactions through February 2015. We did not engage in any stock repurchase activity in any of the three fiscal months in the fourth fiscal quarter ended December 27, 2014, nor did we repurchase any shares in the first nine months of fiscal 2014; therefore, 650,000 shares were available to be purchased at December 27, 2014, under the February 2014 repurchase program.

Stock Performance Graph
The following stock performance graph and table show Cabela’s cumulative total shareholder return on a semi-annual basis as of the last respective trading date for the five fiscal years ended December 27, 2014. The graph and table also show the cumulative total returns of the Standard and Poor’s (“S&P”) 500 Retailing Index and the S&P 500 Index. The graph and table assume that $100 was invested on January 1, 2010.

	Jan 1, 2010	Jul 2, 2010	Dec 31, 2010	Jul 1, 2011	Dec 30, 2011	Jun 29, 2012	Dec 28, 2012	Jun 28, 2013	Dec 27, 2013	Jun 27, 2014	Dec 26, 2014

Cabela’s Inc.	$100	$94	$153	$195	$178	$265	$286	$454	$460	$431	$361
S&P Retailing Index	100	94	124	131	127	149	156	192	227	216	250
S&P 500	100	92	113	120	113	122	126	144	165	176	187
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

ITEM 6. SELECTED FINANCIAL DATA

	Fiscal Year (1)
	2014	2013	2012	2011	2010
Operations Data:	(In Thousands Except Earnings per Share and Number of Stores)
Revenue:
Merchandise sales	$3,200,219	$3,205,632	$2,778,903	$2,505,733	$2,412,486
Financial Services revenue	430,385	375,810	319,399	291,746	227,675
Other revenue	17,046	18,135	14,380	13,687	23,081
Total revenue	3,647,650	3,599,577	3,112,682	2,811,166	2,663,242
Total cost of revenue	2,060,289	2,030,829	1,769,798	1,613,249	1,575,449
Selling, distribution, and administrative expenses	1,251,325	1,201,519	1,046,861	954,125	895,405
Impairment and restructuring charges	641	5,868	20,324	12,244	5,626
Operating income	335,395	361,361	275,699	231,548	186,762
Interest expense, net	(21,842)	(21,854)	(20,123)	(24,427)	(27,442)
Other non-operating income, net	4,924	4,021	6,138	7,346	7,360
Income before provision for income taxes	318,477	343,528	261,714	214,467	166,680
Provision for income taxes	116,762	119,138	88,201	71,847	54,521
Net income	$201,715	$224,390	$173,513	$142,620	$112,159

Earnings per basic share	$2.84	$3.18	$2.48	$2.06	$1.65
Earnings per diluted share	$2.81	$3.13	$2.42	$2.00	$1.62

Selected Balance Sheet Data:
Cash and cash equivalents (2)	$142,758	$199,072	$288,750	$304,679	$136,419
Credit card loans, net (3)	4,421,185	3,938,630	3,497,472	3,094,163	2,709,312
Inventories	760,293	644,883	552,575	494,828	509,097
Working capital (2)	3,816,632	3,873,732	3,159,678	2,491,591	1,747,124
Total assets	7,675,317	6,396,864	5,748,163	5,133,771	4,531,179
Total debt excluding Financial Services segment	499,715	331,065	336,535	344,922	345,152
Total debt of Financial Services segment	4,333,306	3,571,612	3,200,518	2,844,813	2,496,651
Total stockholders’ equity	1,817,510	1,606,334	1,375,979	1,181,316	1,024,548

Other Data:
Depreciation and amortization	$113,097	$93,407	$79,269	$71,343	$69,872
Property and equipment additions (4)	$435,636	$347,956	$230,009	$120,739	$79,720
Retail square footage, at year end	6,911	5,890	5,142	4,682	4,409
Number of stores, at year end	64	50	40	34	31

(1)	The Company follows a 52/53 week fiscal year-end cycle. Fiscal 2014, 2013, 2012, 2011, and 2010 each consisted of 52 weeks. The fiscal year end of WFB is December 31st.

(2)
Includes amounts for the Financial Services segment totaling $49 million, $94 million, $91 million, $117 million, and $82 million at years ended 2014, 2013, 2012, 2011, and 2010, respectively. Regulatory restrictions limit our ability to use this cash for non-banking operations, including its use as working capital for our Retail or Direct businesses, or for retail store expansion.

(3)	Includes restricted credit card loans of the Cabela's Master Credit Card Trust and related entities, of which WFB is the primary beneficiary, net of allowance for loan losses.

(4)	Includes accrued property and equipment additions.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of financial condition, results of operations, liquidity, and capital resources should be read in conjunction with our audited consolidated financial statements and notes thereto appearing elsewhere in this report. Cabela’s Incorporated and its wholly-owned subsidiaries are referred to herein as “Cabela’s,” “Company,” “we,” “our,” or “us.”

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
Cabela’s®
We are a leading specialty retailer, and the world’s largest direct marketer, of hunting, fishing, camping, and related outdoor merchandise. We provide a quality service to our customers who enjoy an outdoor lifestyle by supplying outdoor products through our multi-channel retail business consisting of our Retail and Direct segments. As of the end of 2014, our Retail business segment operated 64 stores, including the 14 new format stores that we opened in 2014 as follows:

•	Augusta, Georgia, in March;

•	Greenville, South Carolina; and Anchorage, Alaska; in April;

•	Christiana, Delaware; Woodbury, Minnesota; and Edmonton, Alberta, Canada; in May;

•	Missoula, Montana; and Lubbock, Texas; in June;

•	Barrie, Ontario, Canada, in July;

•	Cheektowaga, New York; and Acworth, Georgia; in August; and

•	Nanaimo, British Columbia, Canada; Tualatin, Oregon; and Bowling Green, Kentucky; in September.

We have 57 stores located in the United States and seven in Canada with total retail square footage of 6.9 million, an increase of 17% over 2013.

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

Fiscal 2014 Executive Overview

			Increase (Decrease)	% Change
	2014	2013
	(Dollars in Thousands Except Earnings Per Diluted Share)
Revenue:
Retail	$2,350,685	$2,233,322	$117,363	5.3%
Direct	851,738	973,614	(121,876)	(12.5)
Total	3,202,423	3,206,936	(4,513)	(0.1)
Financial Services	430,385	375,810	54,575	14.5
Other revenue	14,842	16,831	(1,989)	(11.8)
Total revenue	$3,647,650	$3,599,577	$48,073	1.3

Operating income	$335,395	$361,361	$(25,966)	(7.2)

Net income	$201,715	$224,390	$(22,675)	(10.1)

Earnings per diluted share	$2.81	$3.13	$(0.32)	(10.2)

Revenues presented in the table above are consistent with our presentation for total revenue as reported by segment. Revenues for 2014 totaled $3.6 billion, an increase of $48 million, or 1.3%, over 2013. Total merchandise sales decreased $5 million, or 0.1%, in 2014 compared to 2013. The most significant factors contributing to the net decrease in total merchandise sales comparing 2014 to 2013 were:

•
A decrease of $255 million, or 12.3%, in comparable store sales that extended across all product categories, led by a decrease in the hunting equipment product category. The sales of firearms and ammunition, which are in the hunting equipment product category, decreased significantly comparing 2014 to 2013. We believe the decreases in firearms and ammunition sales have begun to level out, and we expect firearms and ammunition sales in 2015 to return to more normalized, pre-surge 2013, levels. In 2013, demand increased for firearms, ammunition, and shooting supplies, as consumers stockpiled these items, primarily due to the concerns for potential gun control legislation.

•
A decrease in Direct revenue of $122 million, primarily due to a decrease in the hunting equipment product category, mostly due to a substantial decrease in ammunition sales compared to 2013, and expected cannibalization from our new retail stores.

•	An increase in Retail revenue from new stores of $376 million in 2014 compared to 2013.
In addition, our Cabela's branded products continue to be a core focus for us, as we saw growth in Cabela's branded clothing and footwear and general outdoors categories in 2014 compared to 2013. In 2014, our Cabela’s branded merchandise accounted for approximately 26% of our merchandise revenue compared to approximately 25% in 2013.
Financial Services revenue increased $55 million, or 14.5%, in 2014 compared to 2013 due to increases in interest income and interchange income, partially offset by increases in the provision for loan losses.
Operating income decreased $26 million, or 7.2%, for 2014 compared to 2013, and operating income as a percentage of revenue decreased 80 basis points to 9.2% in 2014 compared to 10.0% in 2013. The decreases in total operating income and total operating income as a percentage of total revenue were primarily due to an increase in selling, distribution, and administrative expenses, a decrease in revenue from our Direct business segment, and a decrease in our merchandise gross profit. These decreases to operating income were partially offset by increased operating income contributions from our Financial Services segment.
Selling, distribution, and administrative expenses increased in 2014 compared to 2013 primarily due to additional costs from increases in the number of new stores and costs in related support areas. We are focusing on expense management throughout the Company and have implemented many expense reduction efforts that benefited 2014 and that should continue to benefit operating income in upcoming periods. We plan to continue our retail expansion, our omni-channel initiatives, and our Cabela’s branded product investments as we focus on expense controls to levels consistent with how our business is performing. We will continue to manage our operating costs accordingly through fiscal 2015.
Our vision is to be the best omni-channel retail company in the world by creating intense customer loyalty for our outdoor brand. We are concentrating on these areas to achieve our vision:

•	Intensify Customer Loyalty by deepening our customer relationships, aggressively serving current and developing market segments, and increasing our innovation in Cabela's products and services.

•	Grow Profitably and Sustainably by adapting and sustaining our Cabela's culture and continuously seeking ways to improve profitability and increase revenue in all business segments.

•	Enhance Technology Capability by implementing a strategic technology road map to streamline our systems and accelerate customer-facing technologies.

•	Simplify Our Business by aligning our goals to foster collaboration and streamlining cross-functional processes.

•	Improve Marketing Effectiveness by optimizing all marketing channels and expanding our digital and e-commerce capabilities while continuing to strengthen the Cabela's brand.

Improvements in these areas will help to increase our return on invested capital, an important measure of how effectively we have used capital in our operations in generating cash flows, thereby creating value in our Company.

We offer our customers integrated opportunities to access and use our retail store, e-commerce websites (Cabelas.com and Cabelas.ca), and catalog channels. Our in-store pick-up program allows customers to order products through our websites, store kiosks, and catalogs and have them delivered to the retail store of their choice without incurring shipping costs, thereby helping to increase foot traffic in our stores. Conversely, increasing our number of retail stores introduces customers to our websites and catalog channels. We are capitalizing on our omni-channel model by building on the strengths of each channel, primarily through improvements in our merchandise planning system. This system, along with our replenishment system, allows us to identify the correct product mix in each of our retail stores, maintain the proper inventory levels to satisfy customer demand in both our Retail and Direct business channels, and improve our distribution efficiencies. In 2014, we continued to enhance our omni-channel efforts through greater use of digital marketing and to make improvements to our mobile platform. In addition, we rolled out omni-channel fulfillment, whereby we have added our retail stores to our distribution network so customers who order through our call centers or website are no longer solely dependent upon the stock we have in our distribution centers.

We continue to work with vendors to negotiate the best prices on products and to manage inventory levels, as well as to ensure vendors deliver all products as expected. We are focusing on product assortments for our core customer base through our detailed pre-season planning efforts, in-season monitoring of sales, and management of inventory. We have improved and continue to enhance our retail store merchandising processes, information technology systems, and distribution and logistics capabilities. We have also improved our visual merchandising within the stores and coordinated merchandise at our stores by adding more regional product assortments. Our outfitters also benefited through the launch of our new retail product information application which is available via hand held devices. This provides quick and convenient access to product information, allowing outfitters to be more efficient and engaging with customers. In addition, to enhance customer service at our retail stores, we have continued our management training and mentoring programs for our retail store managers.

Our merchandise gross profit decreased $37 million, or 3.1%, to $1.1 billion in 2014 compared to 2013 primarily due to a decrease in sales of firearms and ammunition. Our merchandise gross profit as a percentage of merchandise sales decreased 110 basis points to 35.7% in 2014 from 36.8% in 2013 primarily due to increased sales discounts and markdowns, which had an impact of approximately 70 basis points, and to an adjustment in the presentation of reimbursement between segments for certain promotional costs totaling $15 million for 2014, which had an impact of approximately 50 basis points. The effect of this reimbursement adjustment resulted in an increase in Financial Services revenue and an increase in merchandise cost of sales by the same amount.

Retail segment results for 2014 compared to 2013 were as follows:

•	revenue increased $117 million, or 5.3%;

•	operating income decreased $11 million, or 2.5%;

•	operating income as a percentage of Retail segment revenue decreased 140 basis points to 17.8%; and

•	comparable store sales decreased 12.3%.
Our Retail business segment currently consists of 64 stores, including the 14 new format stores that we opened in 2014. Our new format stores are more productive and generate higher sales per square foot and higher returns compared to our legacy stores, which will help to increase our return on invested capital. It is expected that the planned openings of future stores will continue to generate a higher profit per square foot compared to the legacy store base. With this strong new store performance, retail store expansion remains on track with plans to increase retail square footage approximately one million square feet annually over the next several years. Our total retail store square footage at the end of 2014 was 6.9 million square feet, an increase of 17% compared to the end of 2013.

For 2015, we have announced plans to open 13 stores with over one million square feet of retail space. This equates to approximately 15% square footage growth over 2014. These new format retail stores are located as follows:

•
Berlin, Massachusetts; Fort Mill, South Carolina; Sun Prairie, Wisconsin; Garner, North Carolina; Fort Oglethorpe, Georgia; Ammon, Idaho; Moncton, New Brunswick, Canada; Noblesville, Indiana; West Chester, Ohio; Oklahoma City, Oklahoma; Huntsville, Alabama; Bristol, Virginia; and Calgary, Alberta, Canada.

Beyond 2015, as we continue our pace of new store openings, we expect to see more stores in smaller markets. The following communities have been announced as new store locations beyond 2015:

•	Short Pump, Virginia; Lexington, Kentucky; Woodbury, New York; League City, Texas; Ottawa, Ontario, Canada; Farmington, Utah; and Gainesville, Virginia.

We are building a 600,000 square foot distribution center in Tooele, Utah, to support our growth. We expect to have this distribution center operational by July 2015. In August 2013, we leased a 325,000 square foot distribution center in Tooele, Utah, that we anticipate will be in use through the opening of the new distribution center currently under construction.

We continue to improve our customers' digital shopping experiences on Cabelas.com and via mobile devices as we strive to provide a best-in-class level of service to our customers. Our marketing focus continues to be on developing a seamless omni-channel experience for our customers regardless of their transaction channel. Our digital transformation continues with efforts around enhancing our website to support the Direct business. The amount of traffic coming through mobile devices is growing significantly. As a result, we continue to utilize best-in-class technology to improve our customers' digital shopping experiences and build on the advances we have made to capitalize on the variety of ways customers are shopping at Cabela's today, including a new simplified checkout that was implemented across all device platforms in the fourth quarter of 2014. We have seen successes in our social marketing initiatives and now have over 3.4 million fans on Facebook. Our omni-channel marketing efforts and retail expansion have resulted in an increase in the number of new customers, as well as in customer engagement with a consistent experience across all channels.

We continue to make progress in our print-to-digital transformation. We believe that mobile marketing and social networking technologies will continue to build our brand, build our customer databases, and enhance the management of contacts with our customers. We are continuing to transform our legacy catalog business into an omni-channel enterprise supporting digital, e-commerce, and mobile capabilities while optimizing the customer experience with our growing retail footprint. We recognize that the catalog business is mature, and we have continued to evaluate our print programs and strategies by balancing the optimal mix of print advertising with new emerging digital technologies.

Direct segment results for 2014 compared to 2013 were as follows:

•	revenue decreased $122 million, or 12.5%;

•	operating income decreased $45 million, or 28.3%; and

•	operating income as a percentage of Direct segment revenue decreased 290 basis points to 13.2%.
The decreases in Direct revenue and operating income were primarily due to a decrease in the hunting equipment product category, mostly due to a substantial decrease in sales of ammunition and other shooting related products compared to 2013, and expected cannibalization from our new retail stores.

Cabela's CLUB continues to manage credit card delinquencies and charge-offs below industry average by adhering to our conservative underwriting criteria and active account management. Comparing Cabela's CLUB results for 2014 to 2013:

•	Financial Services revenue increased $55 million, or 14.5%;

•	the average number of active accounts increased 7.6% to 1.8 million, and the average balance per active account increased 4.5%;

•	the average balance of our credit card loans increased 12.5% to $3.9 billion; and

•	net charge-offs as a percentage of average credit card loans decreased 11 basis points to 1.69% in 2014.

In 2014, the Financial Services segment renewed one of its variable funding facilities for an additional three years and increased the commitment from $350 million to $500 million, and completed term securitizations of $300 million and $400 million that will mature in March 2017 and July 2019, respectively.
Current Business Environment

Macroeconomic Environment – In 2014, we experienced a decrease in sales of firearms and ammunition as well as a challenging consumer environment across all business channels. To address these trends, we increased our promotional activity, adjusted our marketing spending, and implemented operating expense controls to levels consistent with how our business was performing. We will continue to manage our operating costs accordingly in future periods. The Financial Services segment continues to monitor developments in the securitization and certificates of deposit markets to ensure adequate access to liquidity. We expect our charge-off rates and delinquency levels to remain below industry averages.

Developments in Legislation and Regulation – Since the latter part of 2012, there has been significant discussion regarding enacted gun control legislation and potential gun control legislation, primarily aimed at modern sporting rifles, certain semiautomatic pistols, and high capacity magazines. For example, the States of Colorado, Connecticut, Maryland, and New York enacted legislation that prohibits the sale of certain high capacity magazines and, in some cases, the sale of certain firearms. We do not expect the recently enacted state legislation to have a significant impact on our business. Any new federal legislation that prohibits the sale of certain modern sporting rifles, semiautomatic pistols, or ammunition could negatively impact our hunting equipment sales.
The Federal Deposit Insurance Corporation ("FDIC") conducted compliance examinations in 2009, 2011, and 2013 and found that certain practices of WFB were improper. As a result of these compliance examinations, the FDIC issued consent orders and WFB was required to take corrective action and pay restitution and civil money penalties. WFB has resolved all consent requirements and is not currently subject to any consent orders.

On July 9, 2013, the FDIC adopted interim final rules which revised its risk-based and leverage capital requirements for FDIC-supervised institutions. These interim final rules are substantially identical to the joint final rules issued by the Office of the Comptroller of the Currency and the Board of Governors of the Federal Reserve System on July 2, 2013. The interim final rules and the joint final rules implement the regulatory capital reforms recommended by the Basel Committee on Banking Supervision in December 2010, commonly referred to as “Basel III,” and capital reforms required by the Dodd-Frank Wall Street Reform and Consumer Protection Act (the "Reform Act"). Among other things, the interim final rules and the joint final rules revise the agencies' prompt corrective action framework by introducing a common equity tier 1 capital requirement and a higher minimum tier 1 capital requirement. In addition, the interim final rules and the joint final rules include a supplementary leverage ratio for depository institutions subject to the advanced approaches capital rules. The phase-in period for the interim final rules began in January 2015 for WFB. WFB has assessed how the interim final rules and the joint final rules will impact it and its ability to comply with the new common equity tier 1 capital requirement and higher minimum tier 1 capital requirement and has concluded that the impact will be minimal.

Also, in response to certain liquidity requirements under Basel III, the noteholders under one of the variable funding facilities issued under WFB’s securitization program have requested and obtained amendments to their respective transaction documents permitting them to delay funding an advance requested under that facility for up to 35 days. It is not currently known what, if any, changes to their respective transaction documents the noteholders under the other variable funding facilities issued under WFB’s securitization program will request in response to the Basel III liquidity requirements. These changes could delay or disrupt access to funding under the variable funding facilities. Moreover, the liquidity requirements under Basel III could result in an increase in the borrowing costs under the variable funding facilities.
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

The Reform Act also established the Consumer Financial Protection Bureau (the “Bureau”) within the Federal Reserve, a new federal consumer protection regulator. The Bureau has broad rulemaking and enforcement authority over providers of credit, savings, and payment services and products, and WFB is subject to its regulation. While the Bureau does not currently examine WFB, it receives information from the FDIC, WFB's primary regulator. The Bureau also has rulemaking and interpretive authority under existing and future consumer financial services laws and supervisory, examination, and enforcement authority over institutions subject to its jurisdiction. The Bureau is specifically authorized to issue rules identifying as unlawful acts or practices it defines as “unfair, deceptive or abusive acts” in connection with any transaction with a consumer or in connection with a consumer financial product or service.

The Bureau, the FDIC, and other agencies have recently announced several high-profile enforcement actions against credit card issuers for deceptive marketing and other illegal practices related to the advertising of ancillary products, collection practices, and other matters. By these recent public enforcement actions, the Bureau and the FDIC have signaled a heightened scrutiny of credit card issuers. Across the industry, we anticipate increased activity by regulators in pursuing consumer protection claims going forward.

Several rules and regulations have been proposed or adopted that may substantially affect issuers of asset-backed securities.
On December 10, 2013, the Federal Reserve, the Office of the Comptroller of the Currency, the FDIC, and the Securities and Exchange Commission ("SEC") approved joint final regulations implementing the provisions of the Reform Act commonly referred to as the “Volcker Rule.” Generally, the Volcker Rule and the implementing regulations prohibit any banking entity from engaging in proprietary trading and from investing in, sponsoring, or having certain relationships with a hedge fund or private equity fund, subject to exemptions for certain permitted activities. These regulations limit our ability to engage in the types of transactions covered by the Volcker Rule, and may impose compliance, monitoring, and reporting obligations on us and WFB under certain circumstances. Although the effective date of the regulations is April 1, 2014, the Federal Reserve approved an extension of the conformance period until July 21, 2016, and has announced its intention to further extend the conformance period until July 21, 2017. We are continuing to assess the impact, if any, that the Volcker Rule and the implementing regulation will have on our Retail, Direct, and Financial Services segments, but we do not expect the Volcker Rule to have a material impact on WFB’s securitization program.

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

On August 27, 2014, the SEC adopted certain rules (“SEC Regulation AB II”) that will change the disclosure, reporting, and offering process for public offerings of asset-backed securities, including those issued under WFB’s securitization program. SEC Regulation AB II had been originally proposed by the SEC on April 7, 2010, and was reproposed by the SEC on July 26, 2011. Among other things, SEC Regulation AB II imposes as a condition for the shelf registration of asset-backed securities the filing of a certification concerning the disclosure contained in the prospectus and the design of the securitization at the time of each offering off the shelf and the appointment of a credit risk manager to review assets when credit enhancement requirements are not met or at the direction of investors. As originally proposed and re-proposed, SEC Regulation AB II would have required the disclosure of group-level data regarding the receivables in a credit card securitization, but this requirement was not included in the final rule as adopted. There can be no assurances that the SEC will not require disclosure of group-level data in credit card securitizations in the future. We are continuing to assess the impact of SEC Regulation AB II on WFB’s securitization program.
On October 22, 2014, pursuant to the provisions of the Reform Act, the FDIC, the SEC, the Federal Reserve and certain other federal agencies adopted regulations that impose a five percent risk retention requirement for credit card securitizations that are issued after December 2016. We have not determined whether WFB’s existing forms of risk retention will satisfy the regulatory requirements, whether structural changes will be necessary, or whether the risk retention requirement will impact the Financial Services segment’s ability or desire to continue to rely on the securitization market for funding.
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

Visa Litigation Settlement – In June 2005, a number of entities, each purporting to represent a class of retail merchants, sued Visa and several member banks, and other credit card associations, alleging, among other things, that Visa and its member banks violated United States antitrust laws by conspiring to fix the level of interchange fees. In July 2012, the parties to this litigation entered into a settlement agreement to resolve the claims brought by the class members. On December 13, 2013, the settlement received final court approval. We recognized a liability at the end of 2012 for $12.5 million related to the settlement as a reduction of interchange income in the Financial Services segment. At December 28, 2013, the remaining liability related to the settlement was $4.7 million, which was settled in the first half of 2014; therefore, at December 27, 2014, there was no remaining liability for this settlement.

Operations Review
Our operating results expressed as a percentage of revenue were as follows for the years ended:

	2014	2013	2012

Revenue	100.00%	100.00%	100.00%
Cost of revenue (exclusive of depreciation and amortization)	56.48	56.42	56.86
Gross profit	43.52	43.58	43.14
Selling, distribution, and administrative expenses	34.30	33.38	33.63
Impairment and restructuring charges	0.02	0.16	0.65
Operating income	9.20	10.04	8.86
Other income (expense):
Interest expense, net	(0.60)	(0.61)	(0.65)
Other income, net	0.13	0.11	0.20
Total other income (expense), net	(0.47)	(0.50)	(0.45)
Income before provision for income taxes	8.73	9.54	8.41
Provision for income taxes	3.20	3.31	2.83
Net income	5.53%	6.23%	5.58%

Results of Operations - 2014 Compared to 2013

Revenues

Retail revenue includes sales realized and customer services performed at our retail stores, sales from orders placed through our retail store Internet kiosks, and sales from customers utilizing our in-store pick-up program. Direct revenue includes Internet and call center (catalog) sales from orders placed through our website, over the phone, and by mail where the merchandise is shipped through our omni-channel fulfillment process to our customers at locations of their choice. Retail and Direct revenue also includes sales from the redemption of loyalty points earned by Cabela's CLUB Visa cardholders of our Financial Services segment. Financial Services revenue is comprised of interest and fee income, interchange income, other non-interest income, interest expense, provision for loan losses, and customer rewards costs from our credit card operations. Other revenue sources include fees for our hunting and fishing outfitter services, fees for our full-service travel agency business, real estate rental income and land sales, and other complementary business services.
We have added our retail stores to our distribution network, so customers who order through our call centers or website are no longer solely dependent upon the stock we have in our distribution centers. We now ship products to our customers from both our distribution centers and our retail stores.
Comparisons and analysis of our revenues are presented below for the years ended:

					Increase (Decrease)	% Change
	2014	%	2013	%
	(Dollars in Thousands)

Retail	$2,350,685	64.4%	$2,233,322	62.0%	$117,363	5.3%
Direct	851,738	23.4	973,614	27.1	(121,876)	(12.5)
Financial Services	430,385	11.8	375,810	10.4	54,575	14.5
Other	14,842	0.4	16,831	0.5	(1,989)	(11.8)
Total	$3,647,650	100.0%	$3,599,577	100.0%	$48,073	1.3
Product Sales Mix – The following table sets forth the percentage of our merchandise revenue contributed by major product categories for our Retail and Direct segments and in total for the years ended:

	Retail		Direct		Total
	2014	2013	2014	2013	2014	2013
Product Category:
Hunting Equipment	47.1%	51.0%	37.1%	41.2%	44.3%	48.0%
General Outdoors	29.6	26.8	32.0	29.1	30.3	27.5
Clothing and Footwear	23.3	22.2	30.9	29.7	25.4	24.5
Total	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
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

Retail Revenue – Retail revenue increased $117 million, or 5.3%, in 2014 compared to 2013 primarily due to an increase of $376 million in revenue from the addition of new retail stores. Our new format retail stores continue to generate an increase in sales per square foot compared to our legacy stores.

The increase in retail revenue from new retail stores was partially offset by a decrease in comparable store sales of $255 million. Comparable store sales were down across all major product categories comparing 2014 to 2013, but primarily in the hunting equipment product category, mostly due to the decrease in sales of firearms and ammunition. We believe that the decreases in sales of firearms and ammunition have begun to level out, and we expect sales of firearms and ammunition to return to more normalized levels in fiscal 2015.
We recognize revenue as gift certificates, gift cards, and e-certificates (“gift instruments”) are redeemed for merchandise or services. We record gift instrument breakage as Retail revenue when the probability of redemption is remote. Gift instrument breakage recognized was $9 million and $7 million for 2014 and 2013, respectively. Our gift instrument liability at the end of 2014 and 2013 was $175 million and $145 million, respectively.
Comparable store sales and analysis are presented below for the years ended:

			Increase (Decrease)
	2014	2013
	(Dollars in Thousands)

Comparable stores sales	$1,815,938	$2,070,981	$(255,043)
Comparable stores sales increase (decrease) percentage	(12.3)%	3.9%
Comparable store sales decreased $255 million, or 12.3%, in 2014 compared to 2013. Comparable store sales were down across all major product categories, but primarily in the hunting equipment product category. A store is included in our comparable store sales base on the first day of the month following the fifteen month anniversary of 1) its opening or acquisition, or 2) any changes to retail store space greater than 25% of total square footage of the store.

Average sales per square foot for stores that were open during the entire year were $348 for 2014 compared to $385 for 2013 due to the reasons discussed in the previous paragraph. However, our new format retail stores continued to perform better on a sales per square foot basis than our legacy stores.
Direct Revenue – Direct revenue decreased $122 million, or 12.5%, in 2014 compared to 2013. The decrease in Direct revenue was primarily due to a decrease in the hunting equipment product category, mostly due to a substantial decrease in sales of ammunition and other shooting related products compared to 2013, and expected cannibalization from our new retail stores.
Internet sales decreased in 2014 compared to 2013. The number of visitors to our website decreased 8% in 2014 after experiencing record growth of nearly 26% in 2013 due to the surge in sales of ammunition. Our website traffic was also negatively effected by the expected cannibalization from our new retail store growth. Our hunting equipment and general outdoors categories were the largest dollar volume contributors to our Direct revenue for 2014. The number of active Direct customers, which we define as those customers who have purchased merchandise from us in the last twelve months, remained relatively even compared to 2013.

We continue to focus on smaller, more specialized catalogs. We have reduced the number of pages mailed and decreased total circulation, leading to continued reductions in catalog related costs. Increases in website and mobile platform related expenses due to our expanded use of digital marketing channels and enhancements to our website mostly offset the reductions in catalog related costs.

Financial Services Revenue – The following table sets forth the components of our Financial Services revenue for the years ended:

			Increase (Decrease)	% Change
	2014	2013
	(Dollars in Thousands)

Interest and fee income	$400,948	$343,353	$57,595	16.8%
Interest expense	(64,167)	(63,831)	336	0.5
Provision for loan losses	(61,922)	(43,223)	18,699	43.3
Net interest income, net of provision for loan losses	274,859	236,299	38,560	16.3
Non-interest income:
Interchange income	366,633	344,979	21,654	6.3
Other non-interest income	3,338	7,530	(4,192)	(55.7)
Total non-interest income	369,971	352,509	17,462	5.0
Less: Customer rewards costs	(214,445)	(212,998)	1,447	0.7
Financial Services revenue	$430,385	$375,810	$54,575	14.5
Financial Services revenue increased $55 million, or 14.5%, in 2014 compared to 2013. The increase in interest and fee income of $58 million was due to increases in credit card loans and the mix of credit card loans carrying interest, partially offset by lower London Interbank Offered Rate (“LIBOR”) rates. The provision for loan losses increased $19 million primarily due to growth in the average outstanding balance of credit card loans in 2014 compared to 2013. In addition, the provision for loan losses in 2013 was lower, in part, due to declining balances in our restructured loan portfolio, improvements in historical charge-off trends, and other performance data in this portfolio. The increase in interchange income of $22 million was primarily due to the adjustment in the presentation of reimbursements between segments for certain promotional costs totaling $15 million for 2014. The impact of this reimbursement adjustment resulted in an increase in Financial Services revenue and an increase in merchandise cost of sales by the same amount. This presentation will be ongoing and had no impact on consolidated operating income or earnings per diluted share. Also contributing to the increase in interchange income was an increase in credit card purchases, partially offset by a decrease in the interchange rate. The decrease in other non-interest income was a result of the discontinuance of an identity theft program in 2013.
The following table sets forth the components of our Financial Services revenue as a percentage of average credit card loans, including any accrued interest and fees, for the years ended:

	2014	2013

Interest and fee income	10.2%	9.8%
Interest expense	(1.6)	(1.8)
Provision for loan losses	(1.6)	(1.2)
Interchange income	9.3	9.8
Other non-interest income	0.1	0.2
Customer rewards costs	(5.5)	(6.1)
Financial Services revenue	10.9%	10.7%
Our Cabela’s CLUB Visa credit card loyalty program allows customers to earn points whenever and wherever they use their credit card, and then redeem earned points for products and services at our retail stores or through our Direct business. The percentage of our merchandise sold to customers using the Cabela’s CLUB Visa credit card approximated 30% for both 2014 and 2013. The dollar amounts related to points are accrued as earned by the cardholder and recorded as a reduction in Financial Services revenue. The dollar amount of unredeemed credit card points and loyalty points was $165 million at the end of 2014 compared to $146 million at the end of 2013.

Key statistics reflecting the performance of Cabela's CLUB are shown in the following chart for the years ended:

			Increase (Decrease)	% Change
	2014	2013
	(Dollars in Thousands Except Average Balance per Account)

Average balance of credit card loans (1)	$3,937,192	$3,500,536	$436,656	12.5%
Average number of active credit card accounts	1,817,012	1,688,843	128,169	7.6
Average balance per active credit card account (1)	$2,167	$2,073	$94	4.5
Net charge-offs on credit card loans (1)	$66,553	$63,152	$3,401	5.4
Net charge-offs as a percentage of average credit card loans (1)	1.69%	1.80%	(0.11)%

(1)	Includes accrued interest and fees.
The average balance of credit card loans increased to $3.9 billion, or 12.5%, for 2014 compared to 2013 due to increases in the number of active accounts and the average balance per account. We define an active credit card account as any account with an outstanding debit or credit balance at the end of any respective month during the past 12 months. The average number of active accounts increased to 1.8 million, or 7.6%, compared to 2013 due to our successful marketing efforts in new account acquisitions. Net charge-offs as a percentage of average credit card loans decreased to 1.69% for 2014, down 11 basis points compared to 2013, due to improvements in the quality of our credit card portfolio evidenced by continued low delinquencies, an increase in recovery rates, and declining loan balances in our restructured loan portfolio. See “Asset Quality of Cabela's CLUB” in this report for additional information on trends in delinquencies and non-accrual loans and analysis of our allowance for loan losses.

Other Revenue
Other revenue decreased $2 million in 2014 to $15 million compared to 2013 primarily due to a decrease in real estate sales revenue in 2014 compared to 2013.
Merchandise Gross Profit

Merchandise gross profit is defined as merchandise sales, including shipping fees charged to customers, less the costs of related merchandise sold and shipping costs. Comparisons of merchandise gross profit and merchandise gross profit as a percentage of merchandise sales for our operations, year over year, and to the retail industry in general, are impacted by:

•	shifts in customer preferences;

•	retail store, distribution, and warehousing costs (including depreciation and amortization), which we exclude from our cost of revenue;

•	royalty fees we include in merchandise sales for which there are no costs of revenue;

•	customer service related revenue we include in merchandise sales for which there are no costs of revenue; and

•	shipping costs we include in cost of revenue.
Comparisons and analysis of our merchandise gross profit on merchandise sales are presented below for the years ended:

			Increase (Decrease)	% Change
	2014	2013
	(Dollars in Thousands)

Merchandise sales	$3,200,219	$3,205,632	$(5,413)	(0.2)%
Merchandise gross profit	1,141,328	1,178,440	(37,112)	(3.1)
Merchandise gross profit as a percentage of merchandise sales	35.7%	36.8%	(1.1)%

Our merchandise gross profit decreased $37 million, or 3.1%, to $1.1 billion in 2014 compared to 2013, primarily due to a decrease in sales of firearms and ammunition in 2014 compared to 2013.
Our merchandise gross profit as a percentage of merchandise sales decreased 110 basis points to 35.7% in 2014 from 36.8% in 2013. The decrease in the merchandise gross profit as a percentage of merchandise sales in 2014 compared to 2013 was primarily due to increased sales discounts and markdowns, which had an impact of approximately 70 basis points, and to an adjustment in the presentation of reimbursement between segments for certain promotional costs totaling $15 million for 2014, which had an impact of approximately 50 basis points. The effect of this reimbursement adjustment resulted in an increase in Financial Services revenue and an increase in merchandise cost of sales by the same amount. This presentation will be ongoing and had no impact on consolidated operating income or earnings per diluted share.
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

Comparisons and analysis of our selling, distribution, and administrative expenses are presented below for the years ended:

			Increase (Decrease)	% Change
	2014	2013
	(Dollars in Thousands)

Selling, distribution, and administrative ("SD&A") expenses	$1,251,325	$1,201,519	$49,806	4.1%
SD&A expenses as a percentage of total revenue	34.3%	33.4%	0.9%
Retail store pre-opening costs	$24,338	$22,405	$1,933	8.6
Selling, distribution, and administrative expenses increased $50 million, or 4.1%, in 2014 compared to 2013. Selling, distribution, and administrative expenses increased primarily due to additional costs from increases in the number of new stores and costs in related support areas. We are focusing on expense management throughout the Company and have implemented many expense reduction efforts that have shown benefits in 2014 and should continue to benefit operating income in upcoming periods.
The most significant factors contributing to the changes in selling, distribution, and administrative expenses in 2014 compared to 2013 included:

•
an increase of $38 million in building costs and depreciation primarily due to additional costs from increases in the number of new stores and to the operations and maintenance of our existing retail stores as well as corporate offices;

•	a decrease of $22 million in employee compensation, benefits, and contract labor primarily due to a reduction in incentive compensation and our emphasis on operating expense management;

•
an increase of $20 million in advertising and promotional costs as we initiated our promotional activity earlier in the fourth quarter of 2014 in an effort to increase sales and to address pricing of competitors; and

•	an increase of $9 million in bad debt expense due to fraudulent transactions on the Cabela's CLUB credit card.

Significant changes in our consolidated selling, distribution, and administrative expenses related to specific business segments included the following:

Retail Segment:

•
An increase of $26 million in building costs and depreciation primarily due to additional costs from increases in the number of new stores and to the operations and maintenance of our existing retail stores.

•	An increase of $24 million in advertising and promotional costs.

•	An increase of $14 million in employee compensation, benefits, and contract labor primarily due to the opening of new retail stores.

Direct Segment:

•	A decrease of $20 million in employee compensation, benefits, and contract labor in part related to our emphasis on operating expense management.

•	An increase of $20 million in advertising and promotional costs.

•	A decrease of $2 million in building costs and depreciation.

Financial Services Segment:

•	An increase of $9 million in bad debt expense due to fraudulent transactions on the Cabela's CLUB credit card.

•	An increase of $3 million in employee compensation, benefits, and contract labor to support the growth of credit card operations.

•	A decrease of $1 million in advertising and promotional costs.

Corporate Overhead, Distribution Centers, and Other:

•	A decrease of $19 million in employee compensation, benefits, and contract labor primarily due to a reduction in incentive compensation and our emphasis on operating expense management.

•	An increase of $14 million in building costs primarily related to the operations and maintenance of our corporate office to support operational growth.

•	A decrease of $23 million in advertising and promotional costs primarily due to cost allocations between segments.

Impairment and Restructuring Charges

Impairment losses consisted of the following for the years ended:

	2014	2013
Impairment losses relating to:
Accumulated amortization of deferred grant income	$—	$4,931
Property, equipment, and other assets	—	937
	—	5,868
Restructuring charges for severance and related benefits	641	—
Total	$641	$5,868
Long-lived assets are evaluated for possible impairment (i) whenever changes in circumstances may indicate that the carrying value of an asset may not be recoverable and (ii) at least annually for recurring fair value measurements and for those assets not subject to amortization. In 2014 and 2013, we evaluated the recoverability of economic development bonds, property (including existing store locations and future retail store sites), equipment, goodwill, other property, and other intangible assets.

On June 11, 2014, we announced the transition to a third-party logistics provider for our distribution needs in Canada and the closing of our distribution center in Winnipeg, Manitoba, in March 2015. The third-party logistics provider began processing a portion of our Canada merchandise in a Calgary, Alberta, distribution center in October 2014. Accordingly, in the second quarter of 2014 the Company recognized a restructuring charge related to employee severance agreements and termination benefits totaling approximately $1 million. This restructuring charge was recognized in the Corporate Overhead and Other segment. We expect to incur approximately $2 million in additional incremental expenses related to the transition to this third-party logistics provider and the closing of our current distribution center in the first half of fiscal 2015.

On February 4, 2014, a U. S. district court (the "Court") entered a judgment against the Company in the amount of $14 million relating to litigation regarding a breach of a retail store radius restriction. At December 28, 2013, pursuant to this judgment, we recognized a liability of $14 million, including an estimated amount for legal fees and costs, in our consolidated balance sheet. The recognition of this liability at December 28, 2013, resulted in the Company recording an increase to the carrying amount of the related retail store property through a reduction in deferred grant income by the amount repayable, plus legal and other costs. The cumulative additional depreciation that would have been recognized through December 28, 2013, as an expense in the absence of these grants was recognized in 2013 as depreciation expense. Therefore, the adjustment that reduced the deferred grant income of this retail store property at December 28, 2013, resulted in an increase in depreciation expense of $5 million in 2013, which was included in impairment and restructuring charges in the consolidated statements of income. This impairment loss was recognized in the Retail segment.

On March 21, 2014, through a supplemental judgment, the Court ordered that we pay interest in the amount of $1 million to the defendant. Therefore, our liability relating to this judgment increased in the first quarter of 2014 resulting in the Company recording an increase to the carrying amount of the related retail store property through a reduction in deferred grant income. The additional depreciation adjustment that reduced the deferred grant income of this retail store property resulted in an increase in depreciation expense of approximately $1 million that was recognized in the three months ended March 29, 2014. This increase in depreciation expense was included in selling, distribution, and administrative expenses in the consolidated statements of income and was recognized in the Retail segment. There was no additional depreciation expense adjustment recognized after March 29, 2014. At December 27, 2014, this liability totaled $16 million. Refer to Note 14 “Impairment and Restructuring Charges” of the Notes to Consolidated Financial Statements for additional information regarding this matter.
We recognized an impairment loss totaling $1 million in 2013 related to the store closure of our former Winnipeg, Manitoba, Canada, retail site. The impairment loss of $1 million included leasehold improvement write-offs as well as lease cancellation and restoration costs. This impairment loss was recognized in the Retail and the Corporate Overhead and Other segments.
Local economic trends, government regulations, and other restrictions where we own properties may impact management projections that could change undiscounted cash flows in future periods which could trigger possible future write downs.

Operating Income

Operating income is revenue less cost of revenue; selling, distribution, and administrative expenses; and impairment and restructuring charges. Operating income for our merchandise business segments excludes costs associated with operating expenses of distribution centers, procurement activities, and other corporate overhead costs.
Comparisons and analysis of operating income are presented below for the years ended:

			Increase (Decrease)	% Change
	2014	2013
	(Dollars in Thousands)

Total operating income	$335,395	$361,361	$(25,966)	(7.2)%
Total operating income as a percentage of total revenue	9.2%	10.0%	(0.8)%

Operating income by business segment:
Retail	$417,655	$428,361	$(10,706)	(2.5)
Direct	112,717	157,227	(44,510)	(28.3)
Financial Services	111,650	104,402	7,248	6.9

Operating income as a percentage of segment revenue:
Retail	17.8%	19.2%	(1.4)%
Direct	13.2	16.1	(2.9)
Financial Services	26.9	27.8	(0.9)
Operating income decreased $26 million, or 7.2%, in 2014 compared to 2013, and operating income as a percentage of revenue decreased 80 basis points to 9.2% for 2014. The decreases in total operating income and total operating income as a percentage of total revenue were primarily due to an increase in selling, distribution, and administrative expenses, a decrease in revenue from our Direct business segment, and a decrease in our merchandise gross profit. These decreases to operating income were partially offset by increased operating income contributions from our Financial Services segment. Selling, distribution, and administrative expenses increased in 2014 compared to 2013 primarily due to additional costs from increases in the number of new stores and costs in related support areas. We are focusing on expense management throughout the Company and have implemented many expense reduction efforts that should continue to benefit operating income in upcoming periods. We plan to continue our retail expansion, our omni-channel initiatives, and our Cabela’s branded product investments as we focus on expense management and emphasize corporate frugality.

Under an Intercompany Agreement, the Financial Services segment pays to the Retail and Direct business segments a fixed license fee that includes 70 basis points on all originated charge volume of the Cabela's CLUB Visa credit card portfolio. In addition, among other items, the agreement requires the Financial Services segment to reimburse the Retail and Direct segments for certain promotional costs, which are recorded as a reduction to Financial Services segment revenue and as a reduction to merchandise costs associated with the Retail and Direct segments. Beginning in the second quarter of 2014, this reimbursement from our Financial Services segment to our Retail and Direct segments for certain promotional costs has been adjusted to eliminate in consolidation. Prior periods have not been adjusted. Also, if the total risk-based capital ratio of WFB is greater than 13% at any quarter end, the Financial Services segment must pay an additional license fee to the Retail and Direct business segments equal to 50% of the amount that the total risk-based capital ratio exceeds 13%. At March 31, 2014, the total risk-based capital ratio of WFB exceeded this 13% threshold; therefore, an additional license fee of $11 million was paid in April 2014 by the Financial Services segment to the Retail segment ($7 million) and the Direct segment ($4 million). Total fees paid under the Intercompany Agreement by the Financial Services segment to these two segments, including the $11 million payment triggered by the excess total risk-based capital ratio provision, increased $20 million in 2014 compared to 2013; a $24 million increase to the Retail segment and a $4 million decrease to the Direct segment.

Interest (Expense) Income, Net
Interest expense, net of interest income, was $22 million in both 2014 and 2013. We incur interest expense on our revolving credit facilities, our long-term debt, and on the balance of unrecognized tax benefits. The amount of interest capitalized increased to $8 million in 2014 compared to $4 million in 2013 primarily due to more stores opened. However, the increase in the amount of interest capitalized comparing the respective years was offset by additional interest expense recognized in 2014 associated with our uncertain tax positions and increases in interest expense due to higher outstanding balances on our revolving credit facility.

Other Non-Operating Income, Net

Other non-operating income was $5 million in 2014 compared to $4 million in 2013. This income is primarily from interest earned on our economic development bonds.

Provision for Income Taxes

Our effective tax rate was 36.7% in 2014 compared to 34.7% in 2013. The increase in our effective tax rate comparing the respective fiscal years is due to an increase of $4 million in accrued income tax related to tax adjustments attributable to changes in the mix of prior year taxable income between the United States and foreign tax jurisdictions and an increase in our state effective tax rate. The balance of unrecognized tax benefits totaled $102 million at December 27, 2014, with $46 million classified in accrued expenses and other liabilities and $56 million in long-term liabilities in our consolidated balance sheet, compared to a total of $65 million at December 28, 2013, classified in other long-term liabilities.

Results of Operations - 2013 Compared to 2012

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
Comparable store sales and analysis are presented below for the years ended:

			Increase (Decrease)
	2013	2012
	(Dollars in Thousands)

Comparable stores sales	$1,810,185	$1,741,827	$68,358
Comparable stores sales growth percentage	3.9%	6.9%
Comparable store sales increased $68 million, or 3.9%, in 2013 principally because of the strength in our hunting equipment category. Average sales per square foot for stores that were open during the entire year were $385 for 2013 compared to $362 for 2012. The increase in average sales per square foot is a result of our new format stores performing better than our legacy stores on a sales per square foot basis. Additionally, the increase in comparable store sales contributed to the increase in average sales per square foot.

Direct Revenue – Direct revenue increased $43 million, or 4.6%, in 2013 compared to 2012. The increase in Direct revenue compared to 2012 was primarily due to an increase in the hunting equipment product category. This increase was negatively impacted as ammunition growth slowed faster than we anticipated leading to a lower average customer order.

Internet sales increased in 2013 compared to 2012. The number of visitors to our website increased 25.8% during 2013 as we continued to focus our efforts on utilizing Direct marketing programs to increase traffic to our website and social media networks. Our hunting equipment and clothing and footwear categories were the largest dollar volume contributor to our Direct revenue for 2013. The number of active Direct customers, which we define as those customers who have purchased merchandise from us in the last twelve months, remained even compared to 2012.
We continued to focus on smaller, more specialized catalogs, and we reduced the number of pages mailed and decreased total circulation, leading to continued reductions in catalog related costs. Mostly offsetting the reductions in catalog related costs were increases in website and mobile platform related expenses due to our expanded use of digital marketing channels and enhancements to our website.
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

The following table sets forth the components of our Financial Services revenue as a percentage of average total credit card loans, including any accrued interest and fees, for the years ended:

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

Key statistics reflecting the performance of Cabela's CLUB are shown in the following chart for the years ended:

			Increase (Decrease)	% Change
	2013	2012
	(Dollars in Thousands Except Average Balance per Account)

Average balance of credit card loans (1)	$3,500,536	$3,095,781	$404,755	13.1%
Average number of active credit card accounts	1,688,843	1,537,209	151,634	9.9
Average balance per active credit card account (1)	$2,073	$2,014	$59	2.9
Net charge-offs on credit card loans (1)	$63,152	$57,803	$5,349	9.3
Net charge-offs as a percentage of average managed credit card loans (1)	1.80%	1.87%	(0.07)%

(1)	Includes accrued interest and fees.
The average balance of credit card loans increased to $3.5 billion, or 13.1%, for 2013 compared to 2012 due to an increase in the number of active accounts and the average balance per account. We define an active credit card account as any account with an outstanding debit or credit balance at the end of any respective month during the past 12 months. The average number of active accounts increased to 1.7 million, or 9.9%, compared to 2012 due to our successful marketing efforts in new account acquisitions. Net charge-offs as a percentage of average credit card loans decreased to 1.80% for 2013, down seven basis points compared to 2012, due to improvements in bankruptcies, delinquencies, and delinquency roll rates, partially offset by a decrease in recoveries.

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

Selling, Distribution, and Administrative Expenses
Comparisons and analysis of our selling, distribution, and administrative expenses were as follows for the years ended:

			Increase (Decrease)	% Change
	2013	2012
	(Dollars in Thousands)

Selling, distribution, and administrative expenses	$1,201,519	$1,046,861	$154,658	14.8%
SD&A expenses as a percentage of total revenue	33.4%	33.6%	(0.2)%
Retail store pre-opening costs	$22,405	$12,523	$9,882	78.9

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

We recognized an impairment loss totaling $1 million in 2013 related to the store closure of our former Winnipeg, Manitoba, Canada, retail site. The impairment loss of $1 million included leasehold improvement write-offs as well as lease cancellation and restoration costs. This impairment loss was recorded to the Retail and the Corporate Overhead and Other segments.

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

At December 2013 and 2012, we classified all of our unimproved land not used in our merchandising business as "other property" and included the carrying value of $15 million and $23 million at the end of 2013 and 2012, respectively, in other assets in the consolidated balance sheets. We intend to sell any of our remaining other property as soon as any such sale could be economically feasible, and we continue to monitor such property for impairment.

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

In the fourth quarter of 2012, we received information on one project that the development would be delayed thus reducing the amount expected to be received and delaying the timing of projected cash flows. Therefore, the fair value of this economic development bond was determined to be below carrying value, with the decline in fair value deemed to be other than temporary. This fair value adjustment totaled $5 million in 2012, reduced the carrying value of the economic development bond portfolio at the end 2012, and resulted in corresponding reductions in deferred grant income. This reduction in deferred grant income resulted in increases in depreciation expense of approximately $1 million in 2012, which has been included in impairment and restructuring charges in the consolidated statements of income. The discounted cash flow models for our other bonds did not result in other than temporary impairments. In 2013, none of the bonds with a fair value below carrying value were deemed to have other than a temporary impairment. At the end of 2012, the total amount of impairment adjustments that were made to deferred grant income, which has been recorded as a reduction of property and equipment, was $39 million. These impairment adjustments made to deferred grant income resulted from events or changes in circumstances that indicated the amount of deferred grant income may not be recovered or realized in cash through collection, sales, or other proceeds from the economic development bonds. All impairment and restructuring charges related to economic development bonds were recorded to the Corporate Overhead and Other segment.

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

Other Non-Operating Income, Net

Other non-operating income was $4 million for 2013 and $6 million for 2012. This income was primarily from interest earned on our economic development bonds.
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

The quality of our credit card loan portfolio at any time reflects, among other factors: 1) the creditworthiness of cardholders, 2) general economic conditions, 3) the success of our account management and collection activities, and 4) the life-cycle stage of the portfolio. During periods of economic weakness, delinquencies and net charge-offs are more likely to increase. We have mitigated periods of economic weakness by selecting a customer base that is very creditworthy. We use the scores of Fair Isaac Corporation (“FICO”), a widely-used financial metric for assessing an individual's credit rating, as the primary credit quality indicator. The median FICO score of our credit cardholders was 795 at the end of 2014 and 793 at the end of 2013.

The following table reports delinquencies, including any delinquent non-accrual and restructured credit card loans, as a percentage of our credit card loans, including any accrued interest and fees, in a manner consistent with our monthly external reporting for the years ended:

	2014	2013	2012
Number of days delinquent:
Greater than 30 days	0.68%	0.69%	0.72%
Greater than 60 days	0.41	0.42	0.46
Greater than 90 days	0.22	0.22	0.24
 Delinquencies declined slightly at the end of 2014 compared to the end of 2013 primarily as a result of our conservative underwriting criteria and active account management.

The table below shows delinquent, non-accrual, and restructured loans as a percentage of our credit card loans, including any accrued interest and fees, at the years ended:

	2014	2013	2012
Number of days delinquent and still accruing (excludes non-accrual and restructured loans which are presented below):
Greater than 30 days	0.58%	0.57%	0.57%
Greater than 60 days	0.35	0.35	0.36
Greater than 90 days	0.19	0.19	0.19

Non-accrual loans	0.11	0.13	0.17
Restructured loans	0.69	0.95	1.35
Allowance for Loan Losses and Charge-offs
The allowance for loan losses represents management's estimate of probable losses inherent in the credit card loan portfolio. The allowance for loan losses is established through a charge to the provision for loan losses and is regularly evaluated by management for adequacy. Loans on a payment plan or non-accrual are segmented from the rest of the credit card loan portfolio into a restructured credit card loan segment before establishing an allowance for loan losses as these loans have a higher probability of loss. Management estimates losses inherent in the credit card loans segment and restructured credit card loans segment based on models which track historical loss experience on delinquent accounts, bankruptcies, death, and charge-offs, net of estimated recoveries. The Financial Services segment uses a migration analysis and historical bankruptcy and death rates to estimate the likelihood that a credit card loan in the credit card loan segment will progress through the various stages of delinquency and to charge-off. This analysis estimates the gross amount of principal that will be charged off over the next twelve months, net of recoveries. The Financial Services segment uses historical charge-off rates to estimate the likelihood that a restructured credit card loan will charge-off over the life of the loan, net of recoveries. This estimate is used to derive an estimated allowance for loan losses. In addition to these methods of measurement, management also considers other factors such as general economic and business conditions affecting key lending areas, credit concentration, changes in origination and portfolio management, and credit quality trends. Since the evaluation of the inherent loss with respect to these factors is subject to a high degree of uncertainty, the measurement of the overall allowance is subject to estimation risk, and the amount of actual losses can vary significantly from the estimated amounts.

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

The following table shows the activity in our allowance for loan losses and charge-off activity for the years ended:

	2014	2013	2012
	(Dollars in Thousands)

Balance, beginning of year	$53,110	$65,600	$73,350
Provision for loan losses	61,922	43,223	42,760

Charge-offs	(76,868)	(72,959)	(68,834)
Recoveries	18,408	17,246	18,324
Net charge-offs	(58,460)	(55,713)	(50,510)
Balance, end of year	$56,572	$53,110	$65,600

Net charge-offs on credit card loans	$(58,460)	$(55,713)	$(50,510)
Charge-offs of accrued interest and fees (recorded as a reduction in interest and fee income)	(8,093)	(7,439)	(7,293)
Total net charge-offs including accrued interest and fees	$(66,553)	$(63,152)	$(57,803)

Net charge-offs, including accrued interest and fees, as a percentage of average credit card loans, including accrued interest and fees	1.69%	1.80%	1.87%
 For 2014, net charge-offs as a percentage of average credit card loans decreased to 1.69%, down 11 basis points compared to 1.80% for 2013. Our charge-off levels remain well below industry averages. Our net charge-off rates and the percentage of the allowance for loan losses to our credit card portfolio have decreased due to improvements in the quality of our credit card portfolio evidenced by continued low delinquencies, an increase in recovery rates, and declining loan balances in our restructured loan portfolio.

Aging of Credit Cards Loans Outstanding
The following table shows our credit card loans outstanding at the end of 2014 and 2013 segregated by the number of months passed since the accounts were opened.

	2014		2013
	Loans Outstanding	Percentage of Total	Loans Outstanding	Percentage of Total
Months Since Account Opened
	(Dollars in Thousands)

6 months or less	$186,550	4.2%	$171,206	4.3%
7 – 12 months	167,531	3.7	170,840	4.3
13 – 24 months	410,728	9.2	336,250	8.4
25 – 36 months	361,750	8.1	330,048	8.3
37 – 48 months	342,103	7.6	273,569	6.9
49 – 60 months	282,882	6.3	287,381	7.2
61 – 72 months	294,044	6.6	291,419	7.3
73 – 84 months	295,573	6.6	324,751	8.1
More than 84 months	2,130,973	47.7	1,800,385	45.2
Total	$4,472,134	100.0%	$3,985,849	100.0%

Liquidity and Capital Resources

Overview
Our Retail and Direct segments and our Financial Services segment have significantly differing liquidity and capital needs. We believe that we will have sufficient capital available from cash on hand, our revolving credit facility, and other borrowing sources to fund our cash requirements and near-term growth plans for at least the next 12 months. At the end of 2014 and 2013, cash on a consolidated basis totaled $143 million and $199 million, of which $49 million and $94 million, respectively, was cash at the Financial Services segment which is utilized to meet this segment’s liquidity requirements. In 2014, our Financial Services segment renewed one of its variable funding facilities for an additional three years and increased the commitment from $350 million to $500 million, and completed two term securitizations of $300 million and $400 million with expected principal payment dates in March 2017 and July 2019, respectively. We evaluate the credit markets for securitizations and certificates of deposit to determine the most cost effective source of funds for the Financial Services segment.
As of December 27, 2014, cash and cash equivalents held by our foreign subsidiaries totaled $74 million. Our intent is to permanently reinvest these funds outside the United States for capital expansion. The Company has not provided United States income taxes and foreign withholding taxes on the portion of undistributed earnings of foreign subsidiaries that the Company considers to be indefinitely reinvested outside of the United States as of December 27, 2014. If these foreign earnings were to be repatriated in the future, the related United States tax liability may be reduced by any foreign income taxes previously paid on these earnings. As of the year ended 2014, the cumulative amount of earnings upon which United States income taxes have not been provided is approximately $166 million. If those earnings were not considered indefinitely invested, the Company estimates that an additional income tax expense of approximately $33 million would be recorded. Based on our current projected capital needs and the current amount of cash and cash equivalents held by our foreign subsidiaries, we do not anticipate incurring any material tax costs beyond our accrued tax position in connection with any repatriation, but we may be required to accrue for unanticipated additional tax costs in the future if our expectations or the amount of cash held by our foreign subsidiaries change.
Retail and Direct Segments – The primary cash requirements of our merchandising business relate to capital for new retail stores, purchases of inventory, investments in our management information systems and infrastructure, and general working capital needs. We historically have met these requirements with cash generated from our merchandising business operations, borrowings under revolving credit facilities, and by issuing debt and equity securities.

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
On June 18, 2014, we amended our credit agreement which now provides for an unsecured $775 million revolving credit facility and permits the issuance of letters of credit up to $75 million and swing line loans up to $30 million. The credit agreement formerly provided for a $415 million revolving credit facility with the issuance of letters of credit up to $100 million and a $20 million limit on swing line loans. The credit facility may be increased to $800 million subject to certain terms and conditions. The term of the credit facility, which formerly expired on November 2, 2016, expires on June 18, 2019. Advances under the credit facility will be used for the Company's general business purposes, including working capital support.

Our unsecured $775 million revolving credit facility and unsecured senior notes contain certain financial covenants, including the maintenance of minimum debt coverage, a fixed charge coverage ratio, a leverage ratio, and a minimum consolidated net worth standard. In the event that we failed to comply with these covenants, a default would trigger and all principal and outstanding interest would immediately be due and payable. At December 27, 2014, and December 28, 2013, we were in compliance with all financial covenants under our credit agreements and unsecured notes. We anticipate that we will continue to be in compliance with all financial covenants under our credit agreements and unsecured notes through at least the next 12 months.

We have an unsecured $20 million Canadian ("CAD") revolving credit facility for our operations in Canada. Borrowings are payable on demand with interest payable monthly. The credit facility permits the issuance of letters of credit up to $10 million CAD in the aggregate, which reduce the overall credit limit available under the credit facility.

On February 13, 2014, we announced our intent to repurchase up to 650,000 shares of our outstanding common stock in open market transactions through February 2015 pursuant to our share repurchase program. We have not engaged in any stock repurchase activity from the date of this announcement through December 27, 2014. This share repurchase program does not obligate us to repurchase any outstanding shares of our common stock, and the program may be limited or terminated at any time. There is no guarantee as to the exact number of shares that we will repurchase.
Financial Services Segment – The primary cash requirements of the Financial Services segment relate to the financing of credit card loans. These cash requirements will increase if our credit card originations increase or if our cardholders' balances or spending increase. The Financial Services segment sources operating funds in the ordinary course of business through various financing activities, which include funding obtained from securitization transactions, obtaining brokered and non-brokered certificates of deposit, borrowings under its federal funds purchase agreements, and cash generated from operations. During 2014, the Financial Services segment renewed one of its variable funding facilities for an additional three years and increased the commitment from $350 million to $500 million, and completed two term securitizations of $300 million and $400 million with expected principal payment dates in March 2017 and July 2019, respectively. We believe that these liquidity sources are sufficient to fund the Financial Services segment's foreseeable cash requirements, including maturities, and near-term growth plans. Our restricted cash of the Trust totaled $335 million at December 27, 2014, as we repaid $255 million of Series 2010-I notes in full on January 15, 2015.
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
On July 9, 2013, the FDIC adopted interim final rules which revised its risk-based and leverage capital requirements for FDIC-supervised institutions. These interim final rules are substantially identical to the joint final rules issued by the Office of the Comptroller of the Currency and the Board of Governors of the Federal Reserve System on July 2, 2013. The interim final rules and the joint final rules implement the regulatory capital reforms recommended by the Basel Committee on Banking Supervision in December 2010, commonly referred to as “Basel III,” and capital reforms required by the Reform Act. Among other things, the interim final rules and the joint final rules revise the agencies' prompt corrective action framework by introducing a common equity tier 1 capital requirement and a higher minimum tier 1 capital requirement. In addition, the interim final rules and the joint final rules include a supplementary leverage ratio for depository institutions subject to the advanced approaches capital rules. The phase-in period for the interim final rules began in January 2015 for WFB. WFB has assessed how the interim final rules and the joint final rules will impact it and its ability to comply with the new common equity tier 1 capital requirement and higher minimum tier 1 capital requirement and has concluded that the impact will be minimal.

Also, in response to certain liquidity requirements under Basel III, the noteholders under one of the variable funding facilities issued under WFB’s securitization program have requested and obtained amendments to their respective transaction documents permitting them to delay funding an advance requested under that facility for up to 35 days. It is not currently known what, if any, changes to their respective transaction documents the noteholders under the other variable funding facilities issued under WFB’s securitization program will request in response to the Basel III liquidity requirements. These changes could delay or disrupt access to funding under the variable funding facilities. Moreover, the liquidity requirements under Basel III could result in an increase in the borrowing costs under the variable funding facilities.
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
On August 27, 2014, the SEC adopted certain rules (“SEC Regulation AB II”) that will change the disclosure, reporting, and offering process for public offerings of asset-backed securities, including those issued under WFB’s securitization program. SEC Regulation AB II had been originally proposed by the SEC on April 7, 2010, and was reproposed by the SEC on July 26, 2011. As originally proposed and re-proposed, SEC Regulation AB II would have required the disclosure of group-level data regarding the receivables in a credit card securitization, but this requirement was not included in the final rule as adopted. There can be no assurances that the SEC will not require disclosure of group-level data in credit card securitizations in the future. We are continuing to assess the impact of SEC Regulation AB II on WFB’s securitization program.

On October 22, 2014, pursuant to the provisions of the Reform Act, the FDIC, the SEC, the Federal Reserve and certain other federal agencies adopted regulations that impose a five percent risk retention requirement for credit card securitizations that are issued after December 2016. We have not determined whether WFB’s existing forms of risk retention will satisfy the regulatory requirements, whether structural changes will be necessary, or whether the risk retention requirement will impact the Financial Services segment’s ability or desire to continue to rely on the securitization market for funding.
Operating, Investing and Financing Activities
The following table presents changes in our cash and cash equivalents for the years ended:

	2014	2013	2012
	(In Thousands)

Net cash provided by operating activities	$257,979	$345,004	$234,629
Net cash used in investing activities	(1,266,302)	(793,031)	(612,367)
Net cash provided by financing activities	956,775	358,349	361,809
2014 versus 2013
Operating Activities – Net cash provided from operating activities was $258 million in 2014 compared to $345 million in 2013. We paid a deposit of $50 million in 2014 for federal taxes related to prior period uncertain tax positions, which is the primary reason for the decrease of $71 million in the income tax accounts comparing the respective years. In addition, we had net decreases of $45 million in prepaid expenses and other assets primarily due to a timing difference in our Visa interchange funding for the Financial Services segment, $27 million in inventories, and $23 million in accounts receivable. Partially offsetting these decreases in cash from operating activities were increases of $80 million relating to accounts payable and accrued expenses and other liabilities primarily due to increases in inventories and in the number of retail stores, $20 million in gift certificates, credit card rewards, and loyalty rewards programs due to increased volume, and $20 million in depreciation and amortization. We increased inventory levels by $115 million at December 27, 2014, to $760 million, compared to 2013, where our inventory levels increased $92 million compared to year end 2012. The increase in inventories in 2014 was primarily due to the addition of new retail stores.

Investing Activities – Cash used in investing activities increased $473 million in 2014 to $1.3 billion compared to 2013. Cash paid for property and equipment additions totaled $441 million in 2014 compared to $333 million in 2013. At December 27, 2014, the Company estimated it had total cash commitments of approximately $524 million outstanding for projected expenditures related to the development, construction, and completion of new retail stores, a new distribution center, and expansion of our corporate offices. This amount excludes any estimated costs associated with new stores where the Company does not have a commitment as of December 27, 2014. We expect to fund these estimated capital expenditures with funds from operations and borrowings. In addition, we had decreases of $306 million related to the change in restricted cash of the Trust and $60 million related to our credit card loans originated from outside sources. Our restricted cash of the Trust totaled $335 million at December 27, 2014, as we repaid $255 million of Series 2010-I notes in full on January 15, 2015.
The following table presents the growth of our retail stores, and the activity of economic development bonds related to the construction of these stores and related projects, for the years ended:

	2014	2013
	(Dollars in Thousands)

Cash paid for property and equipment additions	$440,891	$333,009
Proceeds from retirements and maturities of economic development bonds	4,765	3,473

Number of new retail stores opened during the year, including the Winnipeg relocation in 2013	14	11
Number of retail stores at the end of the year	64	50
Retail square footage at the end of the year	6,911,000	5,890,000
Financing Activities – Cash provided by financing activities increased $598 million in 2014 to $957 million compared to 2013. This net change was primarily due to an increase in net borrowings on secured obligations of the Trust by the Financial Services segment of $675 million. We also had increases of $185 million in net borrowings on our revolving credit facilities and inventory financing. Partially offsetting these increases was a decrease of $285 million relating to changes in time deposits.
The following table presents the borrowing activities of our merchandising business and the Financial Services segment for the years ended:

	2014	2013
	(In Thousands)

Borrowings on revolving credit facilities and inventory financing, net of repayments	$184,857	$3,023
Secured obligations of the Trust, net	1,025,000	349,750
Repayments of long-term debt	(8,418)	(8,402)
Borrowings, net of repayments	$1,201,439	$344,371
The following table summarizes our availability under the Company's debt and credit facilities, excluding the facilities of the Financial Services segment, at the years ended:

	2014	2013
	(In Thousands)

Amounts available for borrowing under credit facilities (1)	$795,000	$435,000
Principal amounts outstanding	(180,000)	(2,932)
Outstanding letters of credit and standby letters of credit	(20,064)	(17,378)
Remaining borrowing capacity, excluding the Financial Services segment facilities	$594,936	$414,690

(1)
Consists of our revolving credit facilities of $775 million and $415 million at December 27, 2014, and December 28, 2013, respectively, and $20 million CAD credit facility at December 27, 2014, and December 28, 2013, for our operations in Canada.

The Financial Services segment also has total borrowing availability of $85 million under its agreements to borrow federal funds. At December 27, 2014, the entire $85 million of borrowing capacity was available.

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

In addition, our unsecured senior notes contain various covenants and restrictions that are usual and customary for transactions of this type. Also, the debt agreements contain cross default provisions to other outstanding credit facilities. In the event that we failed to comply with these covenants, a default would trigger and all principal and outstanding interest would immediately be due and payable. At December 27, 2014, we were in compliance with all financial covenants under our credit agreements and unsecured notes. We anticipate that we will continue to be in compliance with all financial covenants under our credit agreements and unsecured notes through the next 12 months.
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

Economic Development Bonds – Economic development bonds are related to the Company's government economic assistance arrangements relating to the construction of new retail stores or retail development. State or local governments may sell economic development bonds primarily to provide funding for the construction and equipping of our retail stores. In the past, we have primarily been the sole purchaser of these bonds. While purchasing these bonds involves an initial cash outlay by us in connection with a new store or property, some or all of these costs can be recaptured through the repayments of the bonds. The payments of principal and interest on the bonds are typically tied to sales, property, or lodging taxes generated from the store and, in some cases, from businesses in the surrounding area, over periods which range between 15 and 30 years. Some of our bonds may be repurchased for par value by the governmental entity prior to the maturity date of the bonds. The governmental entity from which we purchase the bonds is not otherwise liable for repayment of principal and interest on the bonds to the extent that the associated taxes are insufficient to pay the bonds. If sufficient tax revenue is not generated by the subject properties, we will not receive scheduled payments and will be unable to realize the full value of the bonds carried on our consolidated balance sheet. There were no other than temporary fair value adjustments of economic development bonds and no adjustments of deferred grant income related to economic development bonds in 2014 or 2013. However, at December 27, 2014, we identified economic development bonds totaling $39 million where the actual tax revenues associated with these properties were lower than previously projected. We will continue to closely monitor the amounts and timing of projected cash flows from the properties related to these economic development bonds. At December 27, 2014, and December 28, 2013, economic development bonds totaled $82 million and $79 million, respectively.
On a quarterly basis, we perform various procedures to analyze the amounts and timing of projected cash flows to be received from our economic development bonds. Please refer to Note 1 "Nature of Business and Summary of Significant Accounting Policies" of the Notes to Consolidated Financial Statements under the section entitled "Economic Development Bonds" for information on our procedures used to analyze the amounts and timing of projected cash flows to be received from our economic development bonds.
Grants – We generally have received grant funding in exchange for commitments made by us to the state or local government providing the funding. The commitments, such as assurance of agreed employment and wage levels at our retail stores or that the retail store will remain open, typically phase out over approximately five to ten years. If we fail to maintain the commitments during the applicable period, the funds we received may have to be repaid or other adverse consequences may arise, which could affect our cash flows and profitability. The total amount of grant funding subject to a specific contractual remedy was $44 million at both December 27, 2014, and December 28, 2013. The amount the Company had recorded in current liabilities relating to these grants was $23 million at both December 27, 2014, and December 28, 2013.

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

Another feature, which is applicable to the secured obligations of the Trust, is one in which excess cash flows generated by the transferred loans are held at the Trust for the benefit of the investors. This cash reserve account funding is triggered when the three-month average excess spread rate of the Trust decreases to below 4.50% with increasing funding requirements as excess spread levels decline below preset levels or as contractually required by the governing documents. Similar to early amortization, this feature also is designed to protect the investors' interests from loss, thus making the cash restricted. Upon scheduled maturity or early amortization of a securitization, the Financial Services segment is required to remit principal payments received on the securitized pool of loans to the Trust which are restricted for the repayment of the investors' principal note. The investors have no recourse to the Financial Services segment's other assets for failure of debtors to pay other than for breaches of certain customary representations, warranties, and covenants. These representations, warranties, covenants, and the related indemnities do not protect the Trust or third party investors against credit-related losses on the loans.

The total amounts and maturities for our credit card securitizations as of December 27, 2014, were as follows:

		Total Available Capacity	Third Party Investor Available Capacity	Third Party Investor Outstanding
					Interest Rate	Expected Maturity
Series	Type
(Dollars in Thousands)

Series 2010-I*	Term	$45,000	$—	$—	Fixed	January 2015
Series 2010-I*	Term	255,000	255,000	255,000	Floating	January 2015
Series 2010-II	Term	165,000	127,500	127,500	Fixed	September 2015
Series 2010-II	Term	85,000	85,000	85,000	Floating	September 2015
Series 2011-II	Term	200,000	155,000	155,000	Fixed	June 2016
Series 2011-II	Term	100,000	100,000	100,000	Floating	June 2016
Series 2011-IV	Term	210,000	165,000	165,000	Fixed	October 2016
Series 2011-IV	Term	90,000	90,000	90,000	Floating	October 2016
Series 2012-I	Term	350,000	275,000	275,000	Fixed	February 2017
Series 2012-I	Term	150,000	150,000	150,000	Floating	February 2017
Series 2012-II	Term	375,000	300,000	300,000	Fixed	June 2017
Series 2012-II	Term	125,000	125,000	125,000	Floating	June 2017
Series 2013-I	Term	385,000	327,250	327,250	Fixed	February 2023
Series 2013-II	Term	152,500	100,000	100,000	Fixed	August 2018
Series 2013-II	Term	197,500	197,500	197,500	Floating	August 2018
Series 2014-I	Term	45,000	—	—	Fixed	March 2017
Series 2014-I	Term	255,000	255,000	255,000	Floating	March 2017
Series 2014-II	Term	60,000	—	—	Fixed	July 2019
Series 2014-II	Term	340,000	340,000	340,000	Floating	July 2019
Total term		3,585,000	3,047,250	3,047,250

Series 2008-III	Variable Funding	260,115	225,000	—	Floating	March 2015
Series 2011-I	Variable Funding	352,941	300,000	115,000	Floating	March 2016
Series 2011-III	Variable Funding	588,235	500,000	365,000	Floating	March 2017
Total variable		1,201,291	1,025,000	480,000
Total available		$4,786,291	$4,072,250	$3,527,250

* The Series 2010-I notes were repaid in full on January 15, 2015.
We have been, and will continue to be, particularly reliant on funding from securitization transactions for the Financial Services segment. A failure to renew existing facilities or to add additional capacity on favorable terms as it becomes necessary could increase our financing costs and potentially limit our ability to grow the business of the Financial Services segment. Unfavorable conditions in the asset-backed securities markets generally, including the unavailability of commercial bank liquidity support or credit enhancements, could have a similar effect. In 2015, the Financial Services segment intends to issue additional certificates of deposit and term securitizations. We believe that these liquidity sources are sufficient to fund the Financial Services segment's foreseeable cash requirements, including maturities, and near-term growth plans. Our restricted cash of the Trust totaled $335 million at December 27, 2014, as we repaid $255 million of Series 2010-I notes in full on January 15, 2015.

Furthermore, the securitized credit card loans of the Financial Services segment could experience poor performance, including increased delinquencies and credit losses, lower payment rates, or a decrease in excess spreads below certain thresholds. This could result in a downgrade or withdrawal of the ratings on the outstanding securities issued in the Financial Services segment's securitization transactions, cause early amortization of these securities, or result in higher required credit enhancement levels. Credit card loans performed within established guidelines and no events which could trigger an early amortization occurred during the years ended December 27, 2014, and December 28, 2013.

Certificates of Deposit
The Financial Services segment utilizes brokered and non-brokered certificates of deposit to partially finance its operating activities. The Financial Services segment issues certificates of deposit in a minimum amount of one hundred thousand dollars in various maturities. At December 27, 2014, the Financial Services segment had $806 million of certificates of deposit outstanding with maturities ranging from January 2015 to July 2023 and with a weighted average effective annual fixed rate of 2.25%. This outstanding balance compares to $1.1 billion at December 28, 2013, with a weighted average effective annual fixed rate of 2.14%. For a summary schedule of the contractual maturities of our certificates of deposit for the last two years, please refer to Note 10 "Time Deposits" of the Notes to Consolidated Financial Statements.

Impact of Inflation
We do not believe that our operating results have been materially affected by inflation during the preceding three years. We cannot assure, however, that our operating results will not be adversely affected by inflation in the future.

Contractual Obligations and Other Commercial Commitments
The following tables provide summary information concerning our future contractual obligations at December 27, 2014.

	2015	2016	2017	2018	2019	Thereafter	Total
	(In Thousands)

Long-term debt (1)	$8,143	$223,143	$68,143	$8,142	$180,000	$—	$487,571
Interest payments on long-term debt (2)	18,581	11,554	2,703	293	—	—	33,131
Capital lease obligations	1,000	1,000	1,000	1,000	1,000	16,500	21,500
Operating leases	23,045	23,143	22,708	29,260	21,911	283,667	403,734
Time deposits by maturity	273,081	215,691	26,056	20,930	37,186	233,112	806,056
Interest payments on time deposits	15,536	10,089	7,802	7,581	7,019	21,808	69,835
Secured obligations of the Trust	947,500	510,000	1,105,000	297,500	340,000	327,250	3,527,250
Interest payments on secured obligations of the Trust (2)	38,010	32,067	18,537	13,459	10,080	28,084	140,237
New store and other construction obligations (3)	568,144	548	569	571	571	4,389	574,792
Purchase obligations (4)	630,333	14,047	6,170	1,573	—	—	652,123
Unrecognized tax benefits (5)	46,317	—	—	—	—	55,562	101,879
Total	$2,569,690	$1,041,282	$1,258,688	$380,309	$597,767	$970,372	$6,818,108

(1)	Excludes amounts owed under capital lease obligations.

(2)
These amounts do not include estimated interest payments due under our revolving credit facilities or our secured variable funding obligations because the amount that will be borrowed under these facilities in future years is uncertain.

(3)
Includes approximately $524 million of estimated contractual obligations and commitments related to the development, construction, and completion of new retail stores, a new distribution center, and expansion of our corporate offices. The table does not include any amounts for contractual obligations associated with retail store locations where we are in the process of certain negotiations.

(4)
Our purchase obligations relate primarily to purchases of inventory, shipping, and other goods and services in the ordinary course of business under binding purchase orders or contracts. The amount of purchase obligations shown is based on assumptions regarding the legal enforceability against us of purchase orders or contracts we had outstanding at the end of 2014. Under different assumptions regarding our rights to cancel our purchase orders or contracts, or different assumptions regarding the enforceability of the purchase orders or contracts under applicable laws, the amount of purchase obligations shown in the preceding table would be less.

(5)
Amounts for unrecognized tax benefits that we believe will be settled within the next fiscal year are reflected in 2015. Amounts for unrecognized tax benefits are not reflected in years 2016 through 2019 since the ultimate amount and timing of any future cash settlements cannot be predicted with reasonable certainty.

The following table provides summary information concerning other commercial commitments at December 27, 2014:

(In Thousands)

Letters of credit (1)	$12,821
Standby letters of credit (1)	7,243
Revolving line of credit for boat and ATV inventory (2)	9,252
Cabela's issued letters of credit	43,105
Bank – federal funds (3)	—
Secured variable funding obligations of the Trust (4)	480,000
Total	$552,421

(1)
Our credit agreement allows for maximum borrowings of $775 million and permits the issuance of letters of credit up to $75 million and swing line loans up to $30 million. At December 27, 2014, the total amount of borrowings under this revolving line of credit was $200 million, including lender letters of credit and standby letters of credit. Our credit agreement for operations in Canada is for $20 million CAD, of which all was available for borrowing at December 27, 2014.

(2)	The line of credit for boat and all-terrain vehicles financing is limited by the $775 million revolving line of credit to $75 million of secured collateral.

(3)	The maximum amount that can be borrowed on the federal funds agreements is $85 million.

(4)	The maximum amount that can be borrowed from third party investors on the variable funding facilities is $1.0 billion.

Off-Balance Sheet Arrangements
Operating Leases – We lease various items of office equipment and buildings. Rent expense for these operating leases is recorded in selling, distribution, and administrative expenses in the consolidated statements of income. Future obligations are shown in the preceding contractual obligations table.

Credit Card Limits – The Financial Services segment bears off-balance sheet risk in the normal course of its business. One form of this risk is through the Financial Services segment’s commitment to extend credit to cardholders up to the maximum amount of their credit limits. The aggregate of such potential funding requirements totaled $30 billion above existing balances at the end of 2014. These funding obligations are not included in our consolidated balance sheet. While the Financial Services segment has not experienced, and does not anticipate that it will experience, a significant draw down of unfunded credit lines by its cardholders, such an event would create a cash need at the Financial Services segment which likely could not be met by our available cash and funding sources. The Financial Services segment has the right to reduce or cancel these available lines of credit at any time.

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

Merchandise Revenue Recognition
Revenue is recognized on our Direct sales when merchandise is delivered to the customer at the point of delivery, with the point of delivery based on our estimate of shipping time from our distribution centers to the customer. We recognize reserves for estimated product returns based upon our historical return experience and expectations. Had our estimate of merchandise in-transit to customers and our estimate of product returns been different by 10% at the end of 2014, our operating income would have been higher or lower by approximately $1 million. Sales of gift instruments are recorded in merchandise revenue when the gift instruments are redeemed in exchange for merchandise or services and as a liability prior to redemption. We recognize breakage on gift instruments as revenue when the probability of redemption is remote. Had our estimate of breakage on our recorded liability for gift instruments been different by 10% of the recorded liability at the end of 2014, our merchandise revenue would have been higher or lower by approximately $1 million.

Inventories
Inventories are stated at the lower of average cost or market. All inventories are finished goods. We estimate the provision for inventory shrinkage based on our historical inventory accuracy rates as determined by periodic and annual cycle counts. The provision for damaged goods from returns is based upon our historical experience. We estimate provisions for obsolete or slow moving inventory based on historical loss, specific identification, product performance statistics, and future merchandising objectives. Had our estimated inventory reserves been different by 10% at the end of 2014, our cost of sales would have been higher or lower by approximately $2 million.

Allowance for Loan Losses on Credit Cards
The allowance for loan losses represents management's estimate of probable losses inherent in the credit card loan portfolio. The allowance for loan losses is established through a charge to the provision for loan losses and is evaluated by management for adequacy. Loans on a payment plan or non-accrual are segmented from the rest of the credit card loan portfolio into a restructured credit card loan segment before establishing an allowance for loan losses as these loans have a higher probability of loss. Management estimates losses inherent in the credit card loans segment and restructured credit card loans segment based on models which track historical loss experience on delinquent accounts, bankruptcies, death, and charge-offs, net of estimated recoveries. The Financial Services segment uses a migration analysis and historical bankruptcy and death rates to estimate the likelihood that a credit card loan in the credit card loans segment will progress through the various stages of delinquency and to charge-off. This analysis estimates the gross amount of principal that will be charged off over the next 12 months, net of recoveries. The Financial Services segment uses historical charge-off rates to estimate the charge-offs over the life of the restructured credit card loan, net of recoveries. This estimate is used to derive an estimated allowance for loan losses. In addition to these methods of measurement, management also considers other factors such as general economic and business conditions affecting key lending areas, credit concentration, changes in origination and portfolio management, and credit quality trends. Since the evaluation of the inherent loss with respect to these factors is subject to a high degree of uncertainty, the measurement of the overall allowance is subject to estimation risk, and the amount of actual losses can vary significantly from the estimated amounts. For example, had management's estimate of net losses over the next 12 months been different by 10% at the end of 2014, the Financial Services segment's allowance for loan losses and provision for loan losses would have changed by approximately $6 million.
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
Economic Development Bonds
Economic development bonds are generally repaid through incremental sales and/or property tax revenues generated from our retail store locations or additional developments in the local development or tax increment financing district. Each quarter we revalue each economic development bond using discounted cash flow models based on available market interest rates and management estimates, including the estimated amounts and timing of expected future tax payments to be received by the municipalities under development zones. We also evaluate on a quarterly basis the projected underlying cash flows of our economic development bonds to determine if the carrying amount of any such bonds, including interest accrued under the bonds, can be recovered. To the extent the expected cash flows are not sufficient to recover the carrying amount, the bonds are assessed for impairment. Deficiencies in projected discounted cash flows below the recorded carrying amount of the economic development bonds evidences that we do not expect to recover the cost basis. Consequently, the valuation results in an other than temporary impairment. We also reassess the amount of grant income that will ultimately be received. If it is determined that we will not receive the full amount remaining from the bonds, we will adjust the deferred grant income to appropriately reflect the change in estimate and, at that time, will record a cumulative additional depreciation charge that would be recognized to date as expense in the absence of the grant income. Had our fair value estimates been lower by 10% as of the end of 2014, the value of economic development bonds reflected in our consolidated financial statements would have been approximately $8 million less with the unrealized loss reflected in comprehensive income if the loss was deemed to be temporary. Any declines in the fair value of available-for-sale economic development bonds below cost that are deemed to be other than temporary are reflected in earnings as realized losses.

There were no other than temporary fair value adjustments of economic development bonds and no adjustments of deferred grant income related to economic development bonds in 2014. However, at December 27, 2014, we identified economic development bonds with carrying values of $39 million where the actual tax revenues associated with these properties were lower than previously projected. We will continue to closely monitor the amounts and timing of projected cash flows from the properties related to these economic development bonds.

Income Taxes
Income taxes are estimated for each jurisdiction in which we operate and require significant judgment, the use of estimates, and the interpretation and application of complex tax laws. Significant judgment is required in determining the timing and amounts of deductible and taxable items, and in evaluating the ultimate resolution of tax matters in dispute with tax authorities. Deferred tax assets and liabilities are provided for based on these assessments. We record a liability for unrecognized tax benefits resulting from tax positions taken, or expected to be taken, in an income tax return. We periodically reassess these probabilities and record any changes in the consolidated financial statements as deemed appropriate. We have not provided United States income taxes on undistributed earnings of foreign subsidiaries that we consider to be indefinitely reinvested outside of the United States as of the end of year 2014. If these foreign earnings were to be repatriated in the future, the related United States tax liability may be reduced by any foreign income taxes previously paid on these earnings. We have reserved for potential adjustments to the provision for income taxes that may result from examinations by tax authorities, and we believe that the final outcome of these examinations or agreements will not have a material effect on our financial condition, results of operations, or cash flows.
Recent Accounting Standards and Pronouncements
Please refer to Note 2 "Accounting Pronouncements" of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Form 10-K, which is incorporated herein by reference.

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
The table below shows the mix of our credit card account balances as a percentage of total balances outstanding at the years ended:

	2014	2013	2012

Balances carrying an interest rate based upon various interest rate indices	65.9%	63.8%	62.3%
Balances carrying an interest rate of 9.99%	4.6	4.5	4.2
Balances carrying a promotional interest rate of 0.00%	—	0.2	0.2
Balances not carrying interest because the previous month balance was paid in full	29.5	31.5	33.3
	100.0%	100.0%	100.0%
Charges on the credit cards issued by the Financial Services segment were priced at a margin over various defined lending rates. No interest is charged if the account is paid in full within 25 days of the billing cycle, which represented 29.5% of total balances outstanding at the end of 2014. Some of the zero percentage promotion expenses are passed through to the merchandise vendors for each specific promotion offered.
Management has performed several interest rate risk analyses to measure the effects of the timing of the repricing of our interest sensitive assets and liabilities. Based on these analyses, at December 27, 2014, we believe that an increase in LIBOR is more likely. Therefore, we believe that an immediate increase in interest rates of 50 basis points would result in a pre-tax increase to projected earnings of approximately $8 million for the Financial Services segment over the next 12 months.

Merchandising Business Interest Rate Risk
The interest payable on our line of credit is based on variable interest rates and therefore affected by changes in market interest rates. If interest rates on existing variable rate debt increased 1.0%, our interest expense and results from operations and cash flows would not be materially affected.
Foreign Currency Risk
We purchase a significant amount of inventory from vendors outside of the United States in transactions that are primarily U. S. dollar transactions. A small percentage of our international purchase transactions are in currencies other than the U. S. dollar. Any currency risks related to these transactions are immaterial to us. A decline in the relative value of the U. S. dollar to other foreign currencies could, however, lead to increased merchandise costs. For our retail operations in Canada, we intend to fund all transactions in Canadian dollars and utilize cash held by our foreign subsidiaries as well as our unsecured revolving credit agreement of $20 million CAD to fund such operations. As our operations in Canada continue to expand, a sustained decline in the relative value of the Canadian dollar to the U.S. dollar could negatively impact our consolidated results of operations.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Cabela’s Incorporated and Subsidiaries
Sidney, Nebraska

We have audited the accompanying consolidated balance sheets of Cabela’s Incorporated and Subsidiaries (the “Company”) as of December 27, 2014 and December 28, 2013, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 27, 2014. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Cabela’s Incorporated and Subsidiaries as of December 27, 2014 and December 28, 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 27, 2014, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 27, 2014, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 17, 2015, expressed an unqualified opinion on the Company’s internal control over financial reporting.
/s/ Deloitte & Touche LLP

DELOITTE & TOUCHE LLP
Omaha, Nebraska
February 17, 2015

CABELA'S INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Dollars in Thousands Except Earnings Per Share)

	Fiscal Years
	2014	2013	2012
Revenue:
Merchandise sales	$3,200,219	$3,205,632	$2,778,903
Financial Services revenue	430,385	375,810	319,399
Other revenue	17,046	18,135	14,380
Total revenue	3,647,650	3,599,577	3,112,682

Cost of revenue:
Merchandise costs (exclusive of depreciation and amortization)	2,058,891	2,027,192	1,769,161
Cost of other revenue	1,398	3,637	637
Total cost of revenue (exclusive of depreciation and amortization)	2,060,289	2,030,829	1,769,798

Selling, distribution, and administrative expenses	1,251,325	1,201,519	1,046,861
Impairment and restructuring charges	641	5,868	20,324

Operating income	335,395	361,361	275,699

Interest expense, net	(21,842)	(21,854)	(20,123)
Other non-operating income, net	4,924	4,021	6,138

Income before provision for income taxes	318,477	343,528	261,714
Provision for income taxes	116,762	119,138	88,201
Net income	$201,715	$224,390	$173,513

Earnings per basic share	$2.84	$3.18	$2.48
Earnings per diluted share	$2.81	$3.13	$2.42

Basic weighted average shares outstanding	70,987,168	70,461,450	69,856,258
Diluted weighted average shares outstanding	71,877,856	71,778,543	71,709,873

Refer to notes to consolidated financial statements.

CABELA'S INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In Thousands)

	Fiscal Years
	2014	2013	2012

Net income	$201,715	$224,390	$173,513
Other comprehensive income (loss):
Foreign currency translation adjustments	(14,821)	(5,126)	(1,105)
Unrealized gain (loss) on economic development bonds, net of taxes of $2,938, $(923), and $2,035	4,839	(2,141)	3,779
Cash flow hedges, net of taxes of $70 in 2012	—	1	137
Total other comprehensive income (loss)	(9,982)	(7,266)	2,811
Comprehensive income	$191,733	$217,124	$176,324

Refer to notes to consolidated financial statements.

CABELA'S INCORPORATED AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands Except Par Values)

	December 27, 2014	December 28, 2013
ASSETS
CURRENT
Cash and cash equivalents	$142,758	$199,072
Restricted cash of the Trust	334,812	23,191
Accounts receivable, net	62,358	42,868
Credit card loans (includes restricted credit card loans of the Trust of $4,440,520 and $3,956,230), net of allowance for loan losses of $56,572 and $53,110	4,421,185	3,938,630
Inventories	760,293	644,883
Prepaid expenses and other current assets	93,929	90,438
Income taxes receivable and deferred income taxes	122,337	47,430
Total current assets	5,937,672	4,986,512
Property and equipment, net	1,608,153	1,287,545
Economic development bonds	82,074	78,504
Other assets	47,418	44,303
Total assets	$7,675,317	$6,396,864

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT
Accounts payable, including unpresented checks of $38,790 and $22,717	$335,969	$261,200
Gift instruments, credit card rewards, and loyalty rewards programs	339,782	291,444
Accrued expenses and other liabilities	216,274	204,073
Time deposits	273,081	297,645
Current maturities of secured variable funding obligations of the Trust	480,000	50,000
Current maturities of secured long-term obligations of the Trust	467,500	—
Current maturities of long-term debt	8,434	8,418
Total current liabilities	2,121,040	1,112,780
Long-term time deposits	532,975	771,717
Secured long-term obligations of the Trust, less current maturities	2,579,750	2,452,250
Long-term debt, less current maturities	491,281	322,647
Long-term deferred income taxes	6,546	3,118
Other long-term liabilities	126,215	128,018

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Preferred stock, $0.01 par value; Authorized – 10,000,000 shares; Issued – none	—	—
Common stock, $0.01 par value:
Class A Voting, Authorized – 245,000,000 shares;
Issued – 71,093,216 and 70,630,886 shares
Outstanding – 71,093,216 and 70,630,886 shares	711	706
Additional paid-in capital	365,973	346,535
Retained earnings	1,462,532	1,260,817
Accumulated other comprehensive loss	(11,706)	(1,724)
Total stockholders’ equity	1,817,510	1,606,334
Total liabilities and stockholders’ equity	$7,675,317	$6,396,864

Refer to notes to consolidated financial statements.

CABELA'S INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
	Fiscal Years
	2014	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$201,715	$224,390	$173,513
Adjustments to reconcile net income to net cash flows by operating activities:
Depreciation and amortization	113,097	93,407	79,269
Impairment and restructuring charges	641	5,868	20,324
Stock-based compensation	17,498	14,969	13,733
Deferred income taxes	(11,562)	(8,231)	(15,472)
Provision for loan losses	61,922	43,223	42,760
Other, net	139	(3,668)	(6,222)
Changes in operating assets and liabilities, net:
Accounts receivable	(19,468)	3,391	4,485
Credit card loans originated from internal operations, net	(26,436)	(26,545)	(39,261)
Inventories	(119,751)	(92,308)	(57,747)
Prepaid expenses and other current assets	(4,971)	40,449	6,403
Accounts payable and accrued expenses and other liabilities	58,531	(21,283)	29,830
Gift certificates, credit card rewards, and loyalty rewards programs	49,064	28,790	35,239
Other long-term liabilities	415	34,115	(1,335)
Income taxes receivable	(62,855)	8,437	(50,890)
Net cash provided by operating activities	257,979	345,004	234,629

CASH FLOWS FROM INVESTING ACTIVITIES:
Property and equipment additions	(440,891)	(333,009)	(214,267)
Change in credit card loans originated externally, net	(518,041)	(457,836)	(406,808)
Change in restricted cash of the Trust, net	(311,621)	(5,899)	1,004
Proceeds from retirement and maturity of economic development bonds	4,765	3,473	3,151
Purchases of held-to-maturity investment securities	(24,999)	(135,000)	—
Maturities of held-to-maturity investment securities	25,205	135,435	—
Other investing changes, net	(720)	(195)	4,553
Net cash used in investing activities	(1,266,302)	(793,031)	(612,367)

CASH FLOWS FROM FINANCING ACTIVITIES:
Change in unpresented checks net of bank balance	16,073	(6,211)	9,804
Change in time deposits, net	(263,306)	21,344	65,705
Borrowings on secured obligations of the Trust	1,380,000	1,284,750	2,730,000
Repayments on secured obligations of the Trust	(355,000)	(935,000)	(2,440,000)
Borrowings on revolving credit facilities and inventory financing	1,616,189	759,792	453,355
Repayments on revolving credit facilities and inventory financing	(1,431,332)	(756,769)	(453,746)
Payments on long-term debt	(8,418)	(8,402)	(8,387)
Excess tax benefits from exercise of employee stock options	7,551	9,959	13,349
Exercise of employee stock options and tax withholdings on share-based payment awards	(4,982)	(1,061)	20,706
Purchase of treasury stock	—	(10,053)	(28,977)
Net cash provided by financing activities	956,775	358,349	361,809

Effect of exchange rates on cash and cash equivalents	(4,766)	—	—

Net change in cash and cash equivalents	(56,314)	(89,678)	(15,929)
Cash and cash equivalents, at beginning of year	199,072	288,750	304,679
Cash and cash equivalents, at end of year	$142,758	$199,072	$288,750

Refer to notes to consolidated financial statements.

CABELA'S INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Dollars in Thousands)
					Accumulated Other Comprehensive Income (Loss)
	Common Stock Shares		Additional Paid-In Capital
		Common Stock		Retained Earnings		Treasury Stock	Total

BALANCE, beginning of 2012	69,641,818	$696	$334,925	$862,914	$2,731	$(19,950)	$1,181,316
Net income	—	—	—	173,513	—	—	173,513
Other comprehensive income	—	—	—	—	2,811	—	2,811
Common stock repurchased		—	—	—	—	(28,977)	(28,977)
Stock-based compensation	—	—	13,261	—	—	—	13,261
Exercise of employee stock options and tax withholdings on share-based payment awards	903,740	9	(10,374)	—	—	31,071	20,706
Excess tax benefit on employee stock option exercises	—	—	13,349	—	—	—	13,349
BALANCE, end of 2012	70,545,558	705	351,161	1,036,427	5,542	(17,856)	1,375,979
Net income	—	—	—	224,390	—	—	224,390
Other comprehensive loss	—	—	—	—	(7,266)	—	(7,266)
Common stock repurchased	—	—	—	—	—	(10,053)	(10,053)
Stock-based compensation	—	—	14,386	—	—	—	14,386
Exercise of employee stock options and tax withholdings on share-based payment awards	85,308	1	(28,971)	—	—	27,909	(1,061)
Excess tax benefit on employee stock option exercises	—	—	9,959	—	—	—	9,959
BALANCE, end of 2013	70,630,866	706	346,535	1,260,817	(1,724)	—	1,606,334
Net income	—	—	—	201,715	—	—	201,715
Other comprehensive loss	—	—	—	—	(9,982)	—	(9,982)
Stock-based compensation	—	—	16,874	—	—	—	16,874
Exercise of employee stock options and tax withholdings on share-based payment awards	462,350	5	(4,987)	—	—	—	(4,982)
Excess tax benefit on employee stock option exercises	—	—	7,551	—	—	—	7,551
BALANCE, end of 2014	71,093,216	$711	$365,973	$1,462,532	$(11,706)	$—	$1,817,510

Refer to notes to consolidated financial statements.

CABELA’S INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands Except Share and Per Share Amounts)

1.    NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Nature of Business – Cabela’s Incorporated is a retailer of hunting, fishing, and outdoor gear, offering products through its retail stores, U. S. and Canada websites, and regular and specialty catalog mailings. Cabela’s operates 64 retail stores, 57 located in 31 states and seven located in Canada. World’s Foremost Bank ("WFB," "Financial Services segment," or "Cabela's CLUB"), a wholly-owned bank subsidiary of Cabela’s, is a limited purpose bank formed under the Competitive Equality Banking Act of 1987. The lending activities of WFB are limited to credit card lending and its deposit issuance is limited to time deposits of at least one hundred thousand dollars.
Principles of Consolidation – The consolidated financial statements include the accounts of Cabela’s Incorporated and its wholly-owned subsidiaries (“Cabela’s,” “Company,” “we,” or “our”). All significant intercompany accounts and transactions have been eliminated in consolidation. WFB is the primary beneficiary of the Cabela's Master Credit Card Trust and related entities (collectively referred to as the “Trust”) under the guidance of Accounting Standards Codification ("ASC") Topics 810, Consolidations, and 860, Transfers and Servicing. Accordingly, the Trust was consolidated for all reporting periods of Cabela's in this report. As the servicer and the holder of retained interests in the Trust, WFB has the powers to direct the activities that most significantly impact the Trust's economic performance and the right to receive significant benefits or obligations to absorb significant losses of the Trust. The credit card loans of the Trust are recorded as restricted credit card loans and the liabilities of the Trust are recorded as secured obligations.
Reporting Year – The Company follows a 52/53 week fiscal year-end cycle. Unless otherwise stated, the fiscal years referred to in the notes to these consolidated financial statements are the 52 weeks ended December 27, 2014 (“2014” or “year ended 2014”), the 52 weeks ended December 28, 2013 (“2013” or “year ended 2013”), and the 52 weeks ended December 29, 2012 (“2012” or “year ended 2012”). WFB follows a calendar fiscal period so each fiscal year ends on December 31st.
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
Revenue from the sale of gift certificates, gift cards, and e-certificates ("gift instruments") is recognized in revenue when the gift instruments are redeemed for merchandise or services. The Company records gift instrument breakage as revenue when the probability of redemption is remote. The Company recognizes breakage on gift instruments four years after issuance based on historical redemption rates. Total gift instrument breakage was $8,526, $7,461, and $7,576 for 2014, 2013, and 2012, respectively. Cabela's gift instrument liability at the end of 2014 and 2013 was $174,764 and $145,363, respectively.
The dollar amount of related points associated with the Company's loyalty rewards programs for Cabela's CLUB issued credit cards are accrued as earned by the cardholder, principally from transactions with unrelated parties, and recorded as a reduction in Financial Services segment revenue. When these points are accrued as earned by the cardholder, the Company estimates the cost of such points with the difference between the value of the unredeemed points earned and the estimated cost of the points included in other revenue (recognized in the Corporate Overhead and Other segment). The net amount related to points in other revenue totaled $8,269, $7,139, and $7,158 for 2014, 2013, and 2012, respectively. Redemption of these points was recognized as revenue in merchandise sales at fair value, along with the related cost of sales. Merchandise sales recognized from the redemption of points was $200,933, $188,634, and $164,530 for 2014, 2013, and 2012, respectively. Costs incurred under our loyalty rewards programs recognized as a reduction in Financial Services segment revenue was $210,190, $198,687, and $176,882 for 2014, 2013, and 2012, respectively.
Financial Services revenue includes credit card interest and fees relating to late payments, payment assurance, and cash advance transactions. Interest and fees are accrued in accordance with the terms of the applicable cardholder agreements on credit card loans until the date of charge-off unless placed on non-accrual and fixed payment plans. Interchange income is earned when a charge is made to a customer’s account.

CABELA’S INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands Except Share and Per Share Amounts)

Cost of Revenue and Selling, Distribution, and Administrative Expenses – The Company's cost of revenue primarily consists of merchandise acquisition costs, including freight-in costs, as well as shipping costs. The Company's selling, distribution, and administrative expenses consist of the costs associated with selling, marketing, warehousing, retail store replenishment, and other operating expense activities. All depreciation and amortization expense is associated with selling, distribution, and administrative activities, and accordingly, is included in this category in the consolidated statements of operations.
Cash and Cash Equivalents – Cash equivalents include credit card and debit card receivables from other banks, which settle within one to four business days. Receivables from other banks totaled $22,345 and $14,209 at the end of 2014 and 2013, respectively. Unpresented checks, net of available cash bank balances, are classified as current liabilities. Cash and cash equivalents of the Financial Services segment were $49,294 and $94,112 at the end of 2014 and 2013, respectively. Due to regulatory restrictions on WFB, the Company cannot use WFB's cash for non-banking operations.
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
Allowance for Loan Losses – The allowance for loan losses represents management's estimate of probable losses inherent in the credit card loan portfolio. The allowance for loan losses is established through a charge to the provision for loan losses and is evaluated by management for adequacy. Loans on a payment plan or non-accrual are segmented from the rest of the credit card loan portfolio into a restructured credit card loan segment before establishing an allowance for loan losses as these loans have a higher probability of loss. Management estimates losses inherent in the credit card loans segment and restructured credit card loans segment based on models which track historical loss experience on delinquent accounts, bankruptcies, death, and charge-offs, net of estimated recoveries. The Financial Services segment uses a migration analysis and historical bankruptcy and death rates to estimate the likelihood that a credit card loan in the credit card loan segment will progress through the various stages of delinquency and to charge-off. This analysis estimates the gross amount of principal that will be charged off over the next 12 months, net of recoveries. The Financial Services segment uses historical charge-off rates to estimate the charge-offs over the life of the restructured credit card loan, net of recoveries. This estimate is used to derive an estimated allowance for loan losses. In addition to these methods of measurement, management also considers other factors such as general economic and business conditions affecting key lending areas, credit concentration, changes in origination and portfolio management, and credit quality trends. Since the evaluation of the inherent loss with respect to these factors is subject to a high degree of uncertainty, the measurement of the overall allowance is subject to estimation risk, and the amount of actual losses can vary significantly from the estimated amounts.
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

CABELA’S INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands Except Share and Per Share Amounts)

Inventories – Inventories are stated at the lower of average cost or market. All inventories are finished goods. The reserve for inventory shrinkage, estimated based on cycle and physical counts, was $9,368 and $6,573 at the end of 2014 and 2013, respectively. The reserves for returns of damaged goods, obsolescence, and slow-moving items, estimated based upon historical experience, inventory aging, and specific identification, were $7,641 and $5,872 at the end of 2014 and 2013, respectively.
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
Deferred Catalog Costs and Advertising – Advertising production costs are expensed as the advertising occurs except for catalog costs which are amortized over the expected period of benefit estimated at three to 12 months after mailing. Unamortized catalog costs totaled $2,952 and $5,445 at the end of 2014 and 2013, respectively. Advertising expense, including direct marketing costs (amortization of catalog costs and website marketing paid search fees), was $236,431, $208,184, and $201,456 for 2014, 2013, and 2012, respectively. Advertising vendor reimbursements, netted in advertising expense discussed above, totaled $3,564, $2,623, and $3,049 for 2014, 2013, and 2012, respectively.
Store Pre-opening Expenses – Non-capital costs associated with the opening of new stores are expensed as incurred.
Leases – The Company leases certain retail locations, distribution centers, office space, equipment, and land. Assets held under capital lease are included in property and equipment. Operating lease rentals are expensed on a straight-line basis over the life of the lease. At the inception of a lease, the Company determines the lease term by assuming the exercise of those renewal options that are reasonably assured because of the significant economic penalty that exists for not exercising those options. The exercise of lease renewal options is at the Company's sole discretion. The expected lease term is used to determine whether a lease is capital or operating and is used to calculate straight-line rent expense. Additionally, the depreciable life of buildings and leasehold improvements is limited by the expected lease term.
Property and Equipment – Property and equipment are stated at cost. Depreciation and amortization are provided over the estimated useful lives of the assets, including assets held under capital leases, on a straight-line basis. Leasehold improvements are amortized over the lease term or, if shorter, the useful lives of the improvements. Assets held under capital lease agreements are amortized using the straight-line method over the shorter of the estimated useful lives of the assets or the lease term. When property is fully depreciated, retired, or otherwise disposed of, the cost and accumulated depreciation are removed from the accounts and any resulting gain or loss is reflected in the consolidated statements of income. The costs of major improvements that extend the useful life of an asset are capitalized. Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Capitalized interest on projects during the construction period totaled $7,788, $4,270, and $2,798 for 2014, 2013, and 2012, respectively. Costs related to internally developed software are capitalized and amortized on a straight-line basis over their estimated useful lives.

CABELA’S INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands Except Share and Per Share Amounts)

Intangible Assets – Intangible assets are recorded in other assets and include non-compete agreements and goodwill. At the end of 2014 and 2013, goodwill and intangible assets totaled $3,565 and $4,164, net of accumulated amortization of $2,523 and $2,468, respectively. During the fourth quarters of 2014, 2013, and 2012, the Company completed impairment analyses of its goodwill and other intangible assets. The Company did not recognize any impairments on intangible assets in 2014, 2013, or 2012. The Company records impairment charges when projected discounted cash flows are less than the carrying value of the reporting unit.
Intangible assets, excluding goodwill, totaled $542 at the end of 2014 and are amortized over the next three years as follows: $304 (2015), $163 (2016), and $75 (2017). The Company had goodwill of $3,023 and $3,295 in its consolidated balance sheets at the end of 2014 and 2013, respectively, relating to an acquisition of a Canadian outdoors specialty retailer in 2007. The change in the carrying value of goodwill from 2013 was due to foreign currency translation adjustments.
Other Property – Other property primarily consists of unimproved land not used in our merchandising business and is recorded at the lower of cost or estimated fair value less estimated selling costs. Proceeds from the sale of other property are recognized in other revenue and the corresponding costs of other property sold are recognized in costs of other revenue. Other property with a carrying value of $17,900 and $15,109 at the end of 2014 and 2013, respectively, was included in other assets in the consolidated balance sheets.
Government Economic Assistance – When Cabela's constructs a new retail store or retail development, the Company may receive economic assistance from local governments to fund a portion or all of the Company's associated capital costs. This assistance typically comes in the form of cash grants, land grants, and/or proceeds from the sale of economic development bonds funded by the local government. The Company has historically purchased the majority of the bonds associated with its developments. Cash grants are made available to fund land, retail store construction, and/or development infrastructure costs. Economic development bonds are typically repaid through sales and/or property taxes generated by the retail store and/or within a designated development area. Cash and land grants are recognized as deferred grant income as a reduction to the costs, or recognized fair value in the case of land grants, of the associated property and equipment. Property and equipment was reduced by deferred grant income of $283,432 and $289,903 at the end of 2014 and 2013, respectively. Deferred grant income is amortized to earnings, as a reduction of depreciation expense, over the average estimated useful life of the associated assets.
Deferred grant income estimates, and their associated present value, are updated whenever events or changes in circumstances indicate that their recorded amounts may not be recovered. These estimates are determined when estimation of the fair value of associated economic development bonds are performed if there are related bond investments. If it is determined that the Company will not receive the full amount remaining from the bonds, the Company will adjust the deferred grant income to appropriately reflect the change in estimate and, at that time, will record a cumulative additional depreciation charge that would be recognized to date as expense in the absence of the grant income. In 2012, deferred grant income was reduced by $5,030 due to other than temporary impairment losses of the same amount that were recognized on the Company's economic development bonds. These reductions in deferred grant income resulted in an increase in depreciation expense of $1,309 in 2012, which was included in impairment and restructuring charges in the consolidated statements of income. There were no impairment losses in 2014 and 2013. At the end of 2012, the cumulative amount of impairment adjustments that were made to deferred grant income, which was recorded as a reduction of property and equipment, was $38,656. There were no other than temporary impairments in 2014 relating to economic development bonds. The Company may agree to guarantee deficiencies in tax collections which fund the repayment of economic development bonds. The Company did not guarantee any economic development bonds that it owned at the end of 2014, 2013, or 2012.
Land grants typically include land associated with the retail store and may include other land for sale and further development. Land grants are recognized at the fair value of the land on date of grant. Deferred grant income on land grants is recognized as a reduction to depreciation expense over the estimated life of the related assets of the developments. The Company did not receive any land grants in 2014 or 2013. At December 28, 2013, the Company recognized a liability to repay grants related to a retail store property. The adjustments that reduced the deferred grant income of this retail store property resulted in an increase in expense of $831 and $4,931 in 2014 and 2013, respectively.
Certain grants contain covenants the Company is required to comply with regarding minimum employment levels, maintaining retail stores in certain locations, and maintaining office facilities in certain locations. For these grants the Company recognizes grant revenue as the milestones associated with the grant are met. For 2014 and 2013, the Company was in compliance with the requirements under these grants.

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
Credit Card and Loyalty Rewards Programs – Cabela’s CLUB Visa cardholders receive Cabela’s points based on the dollar amounts of transactions through credit cards issued by Cabela's CLUB which may be redeemed for Cabela’s products and services. Points may also be awarded for special promotions for the acquisition and retention of accounts. The dollar amount of related points are accrued as earned by the cardholder and recorded as a reduction in Financial Services revenue. In addition to the Cabela's CLUB issued credit cards, customers receive points for purchases at Cabela’s from various loyalty programs. The dollar amount of unredeemed credit card points and loyalty points was $165,018 and $146,081 at the end of 2014 and 2013, respectively, and the Cabela's CLUB points issued never expire. The total cost incurred for all credit card rewards and loyalty programs was $210,190, $198,687, and $176,882 for 2014, 2013, and 2012, respectively.
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
Financial Instruments and Credit Risk Concentrations – Financial instruments which may subject the Company to concentrations of credit risk are primarily cash, cash equivalents, and accounts receivable. The Company invests primarily in money market accounts or tax-free municipal bonds, with short-term maturities, limiting the amount of credit exposure to any one entity. The Company had $915 and $32,885 invested in overnight funds at the end of 2014 and 2013, respectively. Concentrations of credit risk on accounts receivable are limited due to the nature of the Company's receivables.

CABELA’S INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands Except Share and Per Share Amounts)

Fair Value of Financial Instruments – The carrying amount of cash and cash equivalents, accounts receivable, restricted cash, accounts payable, gift instruments (including credit card rewards and loyalty rewards programs), accrued expenses and other liabilities, short-term borrowings, and income taxes included in the consolidated balance sheets approximate fair value given the short-term nature of these financial instruments. Credit card loans (level 2) are originated with variable rates of interest that adjust with changing market interest rates so the carrying value of the credit card loans, including the carrying value of deferred credit card origination costs, less the allowance for loan losses, approximates fair value. Time deposits (level 2) are pooled in homogeneous groups, and the future cash flows of those groups are discounted using current market rates offered for similar products for purposes of estimating fair value. The fair value of the secured variable funding obligations of the Trust (level 2) approximates the carrying value since these obligations can fluctuate daily based on the short-term operational needs with advances and pay downs at par value. The estimated fair value of secured long-term obligations of the Trust is based on future cash flows associated with each type of debt discounted using current borrowing rates for similar types of debt with comparable maturities. The estimated fair value of long-term debt (level 2) is based on future cash flows associated with each type of debt discounted using current borrowing rates for similar types of debt with comparable maturities.
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
2.     ACCOUNTING PRONOUNCEMENTS
In May 2014, the Financial Accounting Standards Board issued Accounting Standards Update ("ASU") 2014-09 "Revenue from Contracts with Customers" (Topic 606) ("ASU 2014-09"). ASU 2014-09 is a comprehensive new revenue recognition model requiring a company to recognize revenue to depict the transfer of goods or services to a customer at an amount reflecting the consideration it expects to receive in exchange for those goods or services. In adopting ASU 2014-09, companies may use either a full retrospective or a modified retrospective approach. ASU 2014-09 is effective for the first interim period within annual reporting periods beginning after December 15, 2016, and early adoption is not permitted. Under the current implementation time line, the Company will adopt ASU 2014-09 during the first quarter of fiscal 2017. Management is evaluating the provisions of this statement and has not yet selected a transition method and has not determined what impact the adoption of ASU 2014-09 will have on the Company's financial position or results of operations.
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

CABELA’S INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands Except Share and Per Share Amounts)

The following table presents the components of the consolidated assets and liabilities of the Trust at the years ended:

	2014	2013
Consolidated assets:
Restricted credit card loans, net of allowance of $56,280 and $52,820	$4,384,240	$3,903,410
Restricted cash	334,812	23,191
Total	$4,719,052	$3,926,601

Consolidated liabilities:
Secured variable funding obligations	$480,000	$50,000
Secured long-term obligations	3,047,250	2,452,250
Interest due to third party investors	2,256	1,904
Total	$3,529,506	$2,504,154
4.    CREDIT CARD LOANS AND ALLOWANCE FOR LOAN LOSSES
The following table reflects the composition of the credit card loans at the years ended:

	2014	2013

Restricted credit card loans of the Trust (restricted for repayment of secured obligations of the Trust)	$4,440,520	$3,956,230
Unrestricted credit card loans	31,614	29,619
Total credit card loans	4,472,134	3,985,849
Allowance for loan losses	(56,572)	(53,110)
Deferred credit card origination costs	5,623	5,891
Credit card loans, net	$4,421,185	$3,938,630
Allowance for Loan Losses:
The following table reflects the activity in the allowance for loan losses by credit card segment for the years ended:

		2014			2013
	Credit Card Loans	Restructured Credit Card Loans	Total Credit Card Loans	Credit Card Loans	Restructured Credit Card Loans	Total Credit Card Loans

Balance, beginning of year	$44,660	$8,450	$53,110	$42,600	$23,000	$65,600

Provision for loan losses	52,135	9,787	61,922	47,809	(4,586)	43,223

Charge-offs	(62,150)	(14,718)	(76,868)	(58,736)	(14,223)	(72,959)
Recoveries	14,187	4,221	18,408	12,987	4,259	17,246
Net charge-offs	(47,963)	(10,497)	(58,460)	(45,749)	(9,964)	(55,713)
Balance, end of year	$48,832	$7,740	$56,572	$44,660	$8,450	$53,110

CABELA’S INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands Except Share and Per Share Amounts)

Credit Quality Indicators, Delinquent, and Non-Accrual Loans:
The Financial Services segment segregates the loan portfolio into loans that have been restructured and other credit card loans in order to facilitate the estimation of the losses inherent in the portfolio as of the reporting date. The Financial Services segment uses the scores of Fair Isaac Corporation (“FICO”), a widely-used financial metric for assessing an individual's credit rating, as the primary credit quality indicator, with the risk of loss increasing as an individual's FICO score decreases.
The tables below provide information on current, non-accrual, past due, and restructured credit card loans by class using the respective fourth quarter FICO score at the years ended:

	FICO Score of Credit Card Loans Segment			Restructured Credit Card Loans Segment (1)
December 27, 2014:	691 and Below	692-758	759 and Above		Total

Credit card loan status:
Current	$618,961	$1,455,292	$2,279,309	$28,831	$4,382,393
1 to 29 days past due	24,712	18,121	15,853	2,837	61,523
30 to 59 days past due	7,722	1,453	775	1,485	11,435
60 or more days past due	13,829	363	48	2,543	16,783
Total past due	46,263	19,937	16,676	6,865	89,741
Total credit card loans	$665,224	$1,475,229	$2,295,985	$35,696	$4,472,134

90 days or more past due and still accruing	$7,561	$44	$13	$1,076	$8,694
Non-accrual	—	—	—	5,118	5,118

	FICO Score of Credit Card Loans Segment			Restructured Credit Card Loans Segment (1)
December 28, 2013:	691 and Below	692-758	759 and Above		Total

Credit card loan status:
Current	$527,202	$1,299,982	$2,047,424	$34,444	$3,909,052
1 to 29 days past due	20,702	13,421	12,953	3,962	51,038
30 to 59 days past due	7,013	1,229	296	1,641	10,179
60 or more days past due	12,445	184	31	2,920	15,580
Total past due	40,160	14,834	13,280	8,523	76,797
Total credit card loans	$567,362	$1,314,816	$2,060,704	$42,967	$3,985,849

90 days or more past due and still accruing	$6,637	$36	$17	$1,381	$8,071
Non-accrual	—	—	—	5,381	5,381

(1)	Specific allowance for loan losses of $7,740 and $8,450 at December 27, 2014, and December 28, 2013, respectively, are included in allowance for loan losses.

CABELA’S INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands Except Share and Per Share Amounts)

5.     PROPERTY AND EQUIPMENT
Property and equipment consisted of the following at the years ended:

	Depreciable Life in Years
		2014	2013

Land and improvements	Up to 20	$257,788	$216,826
Buildings and improvements	7 to 40	978,568	780,116
Furniture, fixtures, and equipment	3 to 15	741,880	643,394
Assets held under capital lease	Up to 30	13,101	15,611
Property and equipment		1,991,337	1,655,947
Less accumulated depreciation and amortization		(642,123)	(550,101)
		1,349,214	1,105,846
Construction in progress		258,939	181,699
		$1,608,153	$1,287,545
6.     SECURITIES
Economic development bonds, which are classified as available-for-sale, consisted of the following at the years ended:

		Gross Unrealized Gains	Gross Unrealized Losses
	Amortized Cost			Fair Value

December 27, 2014	$66,865	$15,209	$—	$82,074

December 28, 2013	$71,072	$7,432	$—	$78,504
Estimated maturities based on expected future cash flows for the economic development bonds at the end of 2014 were as follows:

	Amortized Cost	Fair Value

For the fiscal years ending:
2015	$2,084	$2,843
2016	2,727	3,585
2017	2,781	3,532
2018	3,275	4,114
2019	3,760	4,684
2020 - 2024	25,039	30,930
2025 and thereafter	27,199	32,386
	$66,865	$82,074
Interest earned on the securities totaled $3,954, $4,103, and $4,931 for 2014, 2013, and 2012, respectively. There were no realized gains or losses on these securities in 2014, 2013, or 2012.

CABELA’S INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands Except Share and Per Share Amounts)

7.     PREPAID EXPENSES AND OTHER ASSETS
Prepaid expenses and other assets (current and long-term) consisted of the following at the years ended:

	2014	2013
Prepaid expenses and other current assets:
Financial Services segment - accrued interest and other receivables	$50,838	$48,086
Other	43,091	42,352
	$93,929	$90,438
Other assets:
Other property	$17,900	$15,109
Long-term notes and other receivables	10,412	10,972
Financial Services segment - deferred financing costs	8,745	8,195
Goodwill and other intangible assets	3,565	4,164
Other	6,796	5,863
	$47,418	$44,303
8.     ACCRUED EXPENSES AND OTHER LIABILITIES
Accrued expenses and other liabilities consisted of the following at the years ended:

	2014	2013

Unrecognized tax benefits and accrued interest	$48,123	$—
Accrued employee compensation and benefits	35,495	77,743
Accrued property, sales, and other taxes	35,087	31,133
Deferred revenue and accrued sales returns	31,162	28,794
Legal judgment liability and accrued professional fees	16,510	14,954
Accrued interest	8,727	8,718
Other	41,170	42,731
	$216,274	$204,073
9.     OTHER LONG-TERM LIABILITIES
Other long-term liabilities consisted of the following at the years ended:

	2014	2013

Unrecognized tax benefits and accrued interest	$67,867	$73,922
Deferred rent expense and tenant allowances	45,122	39,546
Deferred grant income	11,776	12,586
Other long-term liabilities	1,450	1,964
	$126,215	$128,018

CABELA’S INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands Except Share and Per Share Amounts)

10.     TIME DEPOSITS
The Financial Services segment accepts time deposits only in amounts of at least one hundred thousand dollars. All time deposits are interest bearing. The aggregate amount of time deposits, net of brokered fees, by maturity was as follows at the years ended:

	2014	2013

2014	$—	$297,645
2015	273,081	273,385
2016	215,691	216,619
2017	26,056	26,110
2018	20,930	20,911
2019	37,186	—
Thereafter	233,112	234,692
	806,056	1,069,362
Less current maturities	(273,081)	(297,645)
Deposits classified as non-current liabilities	$532,975	$771,717
Time deposits include brokered institutional certificates of deposit, net of fees, totaling $802,076 and $1,062,312 at the end of 2014 and 2013, respectively.

CABELA’S INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands Except Share and Per Share Amounts)

11.    BORROWINGS OF FINANCIAL SERVICES SEGMENT
The Trust issues fixed and floating (variable) rate term securitizations, which are considered secured obligations backed by restricted credit card loans. A summary of the secured fixed and variable rate long-term obligations of the Trust by series, the expected maturity dates, and the respective weighted average interest rates are presented in the following tables at the years ended:

December 27, 2014:
Series	Expected Maturity Date	Fixed Rate Obligations	Interest Rate	Variable Rate Obligations	Interest Rate	Total Obligations	Interest Rate

Series 2010-I*	January 2015	$—	—%	$255,000	1.61%	$255,000	1.61%
Series 2010-II	September 2015	127,500	2.29	85,000	0.86	212,500	1.72
Series 2011-II	June 2016	155,000	2.39	100,000	0.76	255,000	1.75
Series 2011-IV	October 2016	165,000	1.90	90,000	0.71	255,000	1.48
Series 2012-I	February 2017	275,000	1.63	150,000	0.69	425,000	1.30
Series 2012-II	June 2017	300,000	1.45	125,000	0.64	425,000	1.21
Series 2013-I	February 2023	327,250	2.71	—	—	327,250	2.71
Series 2013-II	August 2018	100,000	2.17	197,500	0.81	297,500	1.27
Series 2014-I	March 2017	—	—	255,000	0.51	255,000	0.51
Series 2014-II	July 2019	—	—	340,000	0.61	340,000	0.61

Secured long-term obligations of the Trust		1,449,750		1,597,500		3,047,250
Less current maturities		(127,500)		(340,000)		(467,500)
Secured long-term obligations of the Trust, less current maturities		$1,322,250		$1,257,500		$2,579,750

* The Series 2010-I notes were repaid in full on January 15, 2015.

December 28, 2013:
Series	Expected Maturity Date	Fixed Rate Obligations	Interest Rate	Variable Rate Obligations	Interest Rate	Total Obligations	Interest Rate

Series 2010-I	January 2015	$—	—%	$255,000	1.62%	$255,000	1.62%
Series 2010-II	September 2015	127,500	2.29	85,000	0.87	212,500	1.72
Series 2011-II	June 2016	155,000	2.39	100,000	0.77	255,000	1.75
Series 2011-IV	October 2016	165,000	1.90	90,000	0.72	255,000	1.48
Series 2012-I	February 2017	275,000	1.63	150,000	0.70	425,000	1.30
Series 2012-II	June 2017	300,000	1.45	125,000	0.65	425,000	1.21
Series 2013-I	February 2023	327,250	2.71	—	—	327,250	2.71
Series 2013-II	August 2018	100,000	2.17	197,500	0.82	297,500	1.27

Secured long-term obligations of the Trust		$1,449,750		$1,002,500		$2,452,250

CABELA’S INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands Except Share and Per Share Amounts)

The Trust sold asset-backed notes of $300,000 (Series 2014-I) and $400,000 (Series 2014-II) on March 25, 2014, and July 16, 2014, respectively. The Series 2014-I securitization transaction included the issuance of $255,000 Class A notes, which accrue interest at a floating rate equal to the one-month London Interbank Offered Rate (“LIBOR”) plus 0.35% per year, and three subordinated classes of notes in the aggregate principal amount of $45,000. The Series 2014-II securitization transaction included the issuance of $340,000 Class A notes, which accrue interest at a floating rate equal to the one-month LIBOR plus 0.45% per year, and three subordinated classes of notes in the aggregate principal amount of $60,000. The Financial Services segment retained each of the subordinated classes of notes which were eliminated in the preparation of our consolidated financial statements. Each class of notes issued in the Series 2014-I securitization transaction has an expected life of approximately three years and a contractual maturity of approximately six years. Each class of notes issued in the Series 2014-II securitization transaction has an expected life of approximately five years and a contractual maturity of approximately eight years. These securitization transactions will be used to fund the growth in restricted credit card loans, maturities of time deposits, and future obligations of the Trust.
The Trust also issues variable funding facilities which are considered secured obligations backed by restricted credit card loans. The Trust renewed one of its variable funding facilities on March 27, 2014, for an additional three years and increased the commitment from $350,000 to $500,000. At December 27, 2014, the Trust had three variable funding facilities with $1,025,000 in total capacity and $480,000 outstanding which was classified as current maturities of secured variable funding obligations of the Trust on the consolidated balance sheet since the Company intends to repay this obligation in full within the next 12 months. The variable funding facilities are scheduled to mature in March of 2015, 2016, and 2017. Each of these variable funding facilities includes an option to renew subject to certain terms and conditions. Variable rate note interest is priced at a benchmark rate, LIBOR, or commercial paper rate, plus a spread, which ranges from 0.50% to 0.85%. The variable rate notes provide for a fee ranging from 0.25% to 0.40% on the unused portion of the facilities. During the years ended 2014 and 2013, the daily average balance outstanding on these notes was $29,603 and $26,328, with a weighted average interest rate of 0.76% and 0.77%, respectively.
The Financial Services segment has unsecured federal funds purchase agreements with two financial institutions. The maximum amount that can be borrowed is $85,000. There were no amounts outstanding at December 27, 2014, or December 28, 2013. During 2014, there was no daily average balance outstanding. During 2013, the daily average balance outstanding was $228, with a weighted average rate of 0.75%.

CABELA’S INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands Except Share and Per Share Amounts)

12.     REVOLVING CREDIT FACILITIES
On June 18, 2014, the Company amended its credit agreement which now provides for an unsecured $775,000 revolving credit facility and permits the issuance of letters of credit up to $75,000 and swing line loans up to $30,000. The credit agreement formerly provided for a $415,000 revolving credit facility with the issuance of letters of credit up to $100,000 and a $20,000 limit on swing line loans. The credit facility may be increased to $800,000 subject to certain terms and conditions. The term of the credit facility, which formerly expired on November 2, 2016, expires on June 18, 2019.
There was $180,000 and $2,932 outstanding under our credit agreements at December 27, 2014, and December 28, 2013, respectively. During 2014 and 2013, the daily average principal balance outstanding on the line of credit was $255,499 and $130,729, respectively, and the weighted average interest rate was 1.42% and 1.44%, respectively. Letters of credit and standby letters of credit totaling $20,064 and $17,378, respectively, were outstanding at the end of 2014 and 2013. The daily average outstanding amount of total letters of credit during 2014 and 2013 was $21,746 and $20,536, respectively.
During the term of the $775,000 revolving credit facility, the Company is required to pay a quarterly commitment fee, which ranges from 0.15% to 0.25% (previously 0.30% before the credit agreement was amended) of the average daily unused principal balance on the line of credit. Interest on each base rate advance is equal to the alternate base rate, as defined, plus the applicable margin; and interest on each Eurocurrency advance is equal to the Eurocurrency base rate, as defined, plus the applicable margin. The applicable margin for both base rate and Eurocurrency advances is the percentage rate that is applicable at such time with respect to advances as set forth in the pricing schedule, a stratified interest rate schedule based on the Company's leverage ratio, as defined.
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
At December 27, 2014, the Company was in compliance with the financial covenant requirements of its $775,000 credit agreement with a fixed charge coverage ratio of 8.50 to 1, a leverage ratio of 1.20 to 1, and a consolidated net worth that was $633,430 in excess of the minimum.
The credit agreement includes a dividend provision limiting the amount that Cabela’s could pay to stockholders, which at December 27, 2014, was not in excess of $226,699. The credit agreement also has a provision permitting acceleration by the lenders in the event there is a change in control, as defined. In addition, the credit agreement contains cross default provisions to other outstanding debt. In the event that the Company fails to comply with these covenants, a default is triggered. In the event of default, all outstanding letters of credit and all principal and outstanding interest would immediately become due and payable. The Company was in compliance with all financial covenants under its credit agreements at December 27, 2014, and December 28, 2013. We anticipate that we will continue to be in compliance with all financial covenants under our credit agreements through at least the next 12 months.
The Company also has an unsecured $20,000 Canadian ("CAD") revolving credit facility for its operations in Canada. Borrowings are payable on demand with interest payable monthly. This credit facility permits the issuance of letters of credit up to $10,000 CAD in the aggregate, which reduces the overall available credit limit. There were no amounts outstanding at December 27, 2014, or December 28, 2013.
Advances made pursuant to the $775,000 credit agreement are classified as long-term debt. This agreement does not contain requirements regarding the pay down of revolving loans advanced; therefore, advances made prior to June 18, 2018, pursuant to this agreement are considered long-term in nature.

CABELA’S INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands Except Share and Per Share Amounts)

13.     LONG-TERM DEBT AND CAPITAL LEASES
Long-term debt and capital leases consisted of the following at the years ended:

	2014	2013

Unsecured revolving credit facility	$180,000	$2,932
Unsecured notes due 2016 with interest at 5.99%	215,000	215,000
Unsecured senior notes due 2017 with interest at 6.08%	60,000	60,000
Unsecured senior notes due 2015-2018 with interest at 7.20%	32,571	40,714
Capital lease obligations payable through 2036	12,144	12,419
Total debt	499,715	331,065
Less current portion of debt	(8,434)	(8,418)
Long-term debt, less current maturities	$491,281	$322,647
Certain of the long-term debt agreements contain various covenants and restrictions such as the maintenance of minimum debt coverage, net worth, and financial ratios. The significant financial ratios and net worth requirements in the long-term debt agreements are 1) a limitation of funded debt to be less than 60% of consolidated total capitalization; 2) cash flow fixed charge coverage ratio, as defined, of no less than 2.0 to 1 as of the last day of any quarter; and 3) a minimum consolidated adjusted net worth, as defined.
In addition, the debt agreements contain cross default provisions to our outstanding credit facilities. In the event that the Company failed to comply with these covenants, a default would trigger and all principal and outstanding interest would immediately be due and payable. At December 27, 2014, and December 28, 2013, the Company was in compliance with all financial covenants under the unsecured notes. We anticipate that we will continue to be in compliance with all financial covenants under our unsecured notes through at least the next 12 months.
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
Aggregate expected maturities of long-term debt and scheduled capital lease payments for the years shown are as follows:

	Scheduled Capital Lease Payments	Long-Term Debt Maturities

2015	$1,000	$8,143
2016	1,000	223,143
2017	1,000	68,143
2018	1,000	8,142
2019	1,000	180,000
Thereafter	16,500	—
	21,500	487,571
Capital lease amount representing interest	(9,356)
Present value of net scheduled lease payments	$12,144	12,144
Total long-term debt and capital leases		$499,715

CABELA’S INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands Except Share and Per Share Amounts)

14.    IMPAIRMENT AND RESTRUCTURING CHARGES
Impairment and restructuring charges consisted of the following for the years ended:

	2014	2013	2012
Impairment losses relating to:
Accumulated amortization of deferred grant income	$—	$4,931	$1,309
Property, equipment, and other assets	—	937	1,321
Other property	—	—	17,694
	—	5,868	20,324
Restructuring charges for severance and related benefits	641	—	—
Total	$641	$5,868	$20,324
Long-lived assets of the Company are evaluated for possible impairment (i) whenever events or changes in circumstances may indicate that the carrying value of an asset may not be recoverable and (ii) at least annually for recurring fair value measurements and for those assets not subject to amortization. In 2014, 2013, and 2012, we evaluated the recoverability of our economic development bonds, property (including existing store locations and future retail store sites), equipment, goodwill, other property, and other intangible assets.
Canada Distribution Center:
On June 11, 2014, the Company announced the transition to a third-party logistics provider for distribution needs in Canada. Therefore, we expect to close our distribution center in Winnipeg, Manitoba, in March 2015. The third-party logistics provider began processing a portion of our Canada merchandise in a Calgary, Alberta, distribution center in October 2014. Accordingly, in fiscal year 2014, the Company recognized a restructuring charge related to employee severance agreements and termination benefits totaling $641. This restructuring charge was recognized in the Corporate Overhead and Other segment.
Retail Store Properties:
In November 2006, the Company entered into agreements providing for financial incentives, including, among other benefits, the receipt of land for a nominal amount and an incentive of $5,000 upon completion of a new retail store. In exchange, the Company agreed to open the retail store within one year, and to refrain from opening another retail store within a defined radius restriction area for a five year period. We opened this retail store in November 2007. In November 2011, after attempting to negotiate a release of the radius restriction, the Company filed a declaratory judgment action to challenge the validity and enforceability of the radius restriction. In April 2012, we opened another retail store within the radius restriction associated with the 2007 store. On June 18, 2013, a U. S. district court (the "Court") ruled that the radius restriction was enforceable, but requested additional briefing on the remaining outstanding issues. On July 30, 2013, the Court reversed its decision and denied the defendant's first motion for summary judgment, finding that although the Company had breached the radius restriction, the defendant had not established its right to recovery. The defendant filed a motion for reconsideration of the Court’s July 30, 2013, ruling and the Company filed its own motion for summary judgment. These motions were heard on October 31, 2013. At this hearing, the Court again reversed its decision and granted the defendant's motion for reconsideration of the Court’s July 30, 2013, ruling, granted the defendant's motion for summary judgment, and denied the Company’s motion for summary judgment. This ruling resulted in the Court ordering the Company to repay the $5,000 incentive. In addition, trial by jury was set to determine the award related to the real property received by the Company in 2007. Trial was held beginning January 27, 2014, and on January 31, 2014, a jury determined that the Company pay $8,625 to the defendant relating to the real property received in 2007. On February 4, 2014, the Court entered a judgment against the Company in the amount of $13,625. At December 28, 2013, pursuant to this judgment, the Company recognized a liability of $14,125, including an estimated amount for legal fees and costs, in its consolidated balance sheet. The Company is currently in the process of appealing the Court's ruling.

CABELA’S INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands Except Share and Per Share Amounts)

Recognition of this liability at December 28, 2013, to repay these grants resulted in the Company recording an increase to the carrying amount of the related retail store property through a reduction in deferred grant income by the amount repayable, plus legal and other costs. The cumulative additional depreciation that would have been recognized through December 28, 2013, as an expense in the absence of the grant was recognized in 2013 as depreciation expense. Therefore, the adjustment that reduced the deferred grant income of this retail store property at December 27, 2014, resulted in an increase in depreciation expense of $4,931 in 2013, which was included in impairment and restructuring charges in the consolidated statements of income. This impairment loss was recognized in the Retail segment.
On March 21, 2014, through a supplemental judgment, the Court ordered that the Company pay interest in the amount of $1,062 to the defendant. At December 27, 2014, the Company's liability relating to this judgment totaled $15,707. The increase to this liability resulted in the Company recording an increase to the carrying amount of the related retail store property through a reduction in deferred grant income by the additional amounts accrued, plus legal and other costs. The additional depreciation adjustment that reduced the deferred grant income of this retail store property resulted in an increase in depreciation expense of $831 that was recognized in the three months ended March 29, 2014. This increase in depreciation expense was included in selling, distribution, and administrative expenses in the consolidated statements of income and was recognized in the Retail segment. There was no additional depreciation expense adjustments recognized after March 29, 2014.
In 2013, we also recognized an impairment loss totaling $937 related to the store closure of our former Winnipeg, Manitoba, Canada, retail site. This impairment loss included leasehold improvements write-offs as well as lease cancellation and restoration costs. This impairment loss was recognized in the Retail segment ($820) and the Corporate Overhead and Other segment ($117).
Local economic trends, government regulations, and other restrictions where we own properties may impact management projections that could change undiscounted cash flows in future periods and trigger possible future write downs.
Other Property:
In 2004, the Company acquired property near Denver, Colorado ("the Colorado Property”) with the intent to build a Cabela’s retail store at that location. The appraised value of the Colorado Property at that time was based on the projected cash flows from the Company’s prospective retail store development. In the second quarter ended June 2011, we made a decision not to locate a retail store on the Colorado Property, nor to further develop the Colorado Property, but to dispose of it, and instead to build two retail stores in different locations in the greater Denver area. We publicly announced this decision in July 2011. As a result, we classified the Colorado Property as other property in the Corporate Overhead and Other segment. Shortly after we publicly announced that we would not develop a retail store on the Colorado Property, we received a letter of intent from a developer offering to purchase the property. The letter of intent provided evidence of the fair value of the Colorado Property, which, at the time, resulted in an impairment loss of $3,348 that was recognized in the third quarter of 2011. The developer’s purchase offer expired in 2012, and the Company continued to market the property for sale and sought an appraisal. In January 2013, we received an appraisal report on the Colorado Property. This appraisal report concluded that the carrying value of the Colorado Property was higher than the estimated fair value, resulting in an additional impairment loss of $14,946, which was recognized in the fourth quarter of 2012. After the impairment loss was recognized, the carrying value of the Colorado Property was $5,820. The 2013 appraisal was based on the sales comparison approach to estimate the “as-is” fee simple market value of the subject property (Level 2 inputs). The appraiser determined that the highest and best use of the Colorado Property was as raw land, because the demographics, excess retail space, and the economy in the geographic area would no longer support a value high enough to justify the cost of developing the property.
We classify all of our unimproved land not used in our merchandising business as "other property" and include the carrying value, which totaled $17,900 and $15,109 at the end of 2014 and 2013, respectively, in other assets in the consolidated balance sheet. We intend to sell any of our remaining other property as soon as any such sale could be economically feasible, and we continue to monitor such property for impairment.
In the fourth quarter of 2012, the Company also recognized an impairment loss on a second property on an arms-length sales contract of adjoining land anticipated to close in mid-2013 (Level 2 inputs). We recognized impairment losses totaling $17,694 in 2012. There were no impairment losses related to other property in 2014 or 2013.
Local economic trends, government regulations, and other restrictions where we own properties may impact management projections that could change undiscounted cash flows in future periods which could trigger possible future write downs.

CABELA’S INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands Except Share and Per Share Amounts)

Economic Development Bonds:
In the fourth quarter of 2012, we received information on a project that the development would be delayed thus reducing the amount expected to be received and delaying the timing of projected cash flows. Therefore, the fair value of this economic development bond was determined to be below carrying value, with the decline in fair value deemed to be other than temporary, which resulted in a fair value adjustment of $5,030 at the end of 2012. Accordingly, deferred grant income was reduced by $5,030 due to an other than temporary impairment loss of the same amount that was recognized on this economic development bond. This reduction in deferred grant income resulted in an increase in depreciation expense of $1,309 in 2012, which was included in impairment and restructuring charges in the consolidated statements of income. The discounted cash flow models for our other bonds did not result in other than temporary impairments. At the end of 2012, the cumulative amount of the impairment adjustment that was made to deferred grant income totaled $38,656 and was recorded as a reduction of property and equipment. There were no other than temporary fair value adjustments of economic development bonds and no adjustments of deferred grant income related to economic development bonds in 2014 or 2013.
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
15.     INTEREST (EXPENSE) INCOME, NET
Interest expense, net of interest income, consisted of the following for the years ended:

	2014	2013	2012

Interest expense	$(29,648)	$(26,159)	$(22,969)
Capitalized interest	7,788	4,270	2,798
Interest expense, net	(21,860)	(21,889)	(20,171)
Interest income	18	35	48
	$(21,842)	$(21,854)	$(20,123)

CABELA’S INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands Except Share and Per Share Amounts)

16.     INCOME TAXES
 For financial reporting purposes, income before taxes includes the following components:

	2014	2013	2012

Federal	$276,041	$244,878	$164,433
Foreign	42,436	98,650	97,281
	$318,477	$343,528	$261,714
The provision for income taxes consisted of the following for the years ended:

	2014	2013	2012
Current:
Federal	$114,420	$105,241	$79,997
State	7,032	7,714	7,397
Foreign	6,872	14,414	16,279
	128,324	127,369	103,673
Deferred:
Federal	(14,024)	(8,497)	(16,145)
State	2,477	(49)	121
Foreign	(15)	315	552
	(11,562)	(8,231)	(15,472)
	$116,762	$119,138	$88,201
A reconciliation of the statutory federal income tax rate to the effective income tax rate was as follows for the years ended:

	2014	2013	2012

Statutory federal rate	35.0%	35.0%	35.0%
State income taxes, net of federal tax benefit	2.0	1.5	1.9
Other nondeductible items	0.4	0.2	0.7
Tax exempt interest income	(0.7)	(0.4)	(0.5)
Rate differential on foreign income	0.4	(4.3)	(3.8)
Change in unrecognized tax benefits	(1.4)	2.9	0.4
Deferred income tax rate change	0.5	0.1	0.4
Other, net	0.5	(0.3)	(0.4)
Effective income tax rate	36.7%	34.7%	33.7%

CABELA’S INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands Except Share and Per Share Amounts)

Deferred tax assets and liabilities consisted of the following for the years ended:

	2014	2013
Deferred tax assets:
Deferred compensation	$14,016	$12,504
Deferred revenue	4,755	5,137
Reserve for returns	6,148	5,988
Accrued expenses and other liabilities	12,523	27,970
Gift certificates liability	10,392	8,794
Allowance for loans losses and doubtful accounts	22,093	20,600
Loyalty rewards programs	61,146	36,597
Other	13,761	5,505
Total deferred tax assets	144,834	123,095
Valuation allowance	(1,692)	—
Deferred tax assets, net of valuation allowance	143,142	123,095

Deferred tax liabilities:
Prepaid expenses	10,888	11,608
Property and equipment	76,917	75,988
Inventories	3,265	3,172
Credit card loan fee deferral	38,743	32,296
U.S. income tax on foreign earnings	964	—
Economic development bonds	3,681	743
Other	830	58
Total deferred tax liabilities	135,288	123,865
Net deferred tax (asset) liability	(7,854)	770
Less current deferred income taxes	(14,400)	(2,348)
Long-term deferred income tax liabilities	$6,546	$3,118
The Company has not provided United States income taxes and foreign withholding taxes on the portion of undistributed earnings of foreign subsidiaries that the Company considers to be indefinitely reinvested outside of the United States as of the end of year 2014. If these foreign earnings were to be repatriated in the future, the related United States tax liability may be reduced by any foreign income taxes previously paid on these earnings. As of the year ended 2014, the cumulative amount of earnings upon which United States income taxes have not been provided was approximately $166,000. If those earnings were not considered indefinitely invested, the Company estimates that an additional income tax expense of approximately $33,000 would be recorded.
As of December 27, 2014, cash and cash equivalents held by our foreign subsidiaries totaled $74,069. Our intent is to permanently reinvest these funds outside the United States for capital expansion. Based on the Company's current projected capital needs and the current amount of cash and cash equivalents held by our foreign subsidiaries, we do not anticipate incurring any material tax costs beyond our accrued tax position in connection with any repatriation, but we may be required to accrue for unanticipated additional tax costs in the future if our expectations or the amount of cash held by our foreign subsidiaries change.
At December 27, 2014, our foreign subsidiary in Canada had a net operating loss carry forward of $8,330 with a related tax benefit of $2,199 that expires between 2033 and 2034. Due to the uncertainty of the ultimate realization of this net operating loss, the subsidiary's benefits and associated deferred tax liabilities of $507 have been fully offset by a valuation allowance of $1,692.

CABELA’S INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands Except Share and Per Share Amounts)

In the three months ended September 27, 2014, the Company paid a deposit of $50,000 for federal taxes related to prior period uncertain tax positions. In addition, the Company paid a total of $53,418 in prior years as deposits for federal taxes related to prior period uncertain tax positions in 2012 and 2011, for a total of $103,418 in deposits outstanding. These deposits were classified as a current asset included in income taxes receivable and deferred income taxes in the consolidated balance sheet.
The reconciliation of unrecognized tax benefits was as follows for the years ended:

	2014	2013	2012

Unrecognized tax benefits, beginning of year	$64,800	$39,252	$37,608
Gross decreases related to prior period tax positions	(4,686)	(3,428)	(2,369)
Gross increases related to prior period tax positions	29,281	15,759	49
Gross increases related to current period tax positions	12,501	13,217	4,964
Gross decreases related to current period tax positions	(17)	—	(1,000)
Unrecognized tax benefits, end of year	$101,879	$64,800	$39,252
The Company's policy is to accrue interest expense, and penalties as appropriate, on estimated unrecognized tax benefits as a charge to interest expense in the consolidated statements of income. We recorded net interest expense of $4,989 and $3,425 in 2014 and 2013, respectively, and a net credit to interest expense of $592 in 2012. The net credit in 2012 was due to the gross decrease of certain unrecognized tax benefits. No penalties were accrued. The liability for estimated interest on unrecognized tax benefits totaled $14,111 at the end of 2014 with $1,806 included in current liabilities (accrued expenses and other liabilities) and $12,305 included in other long-term liabilities in our consolidated balance sheet, compared to $9,122 at the end of 2013 that was included in other long-term liabilities. The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate was $11,016.
The Company's tax years 2007 through 2011 are under examination by the Internal Revenue Service ("IRS"). In late 2012, the IRS issued a revenue agent report summarizing its determination of the adjustments required to the 2007 and 2008 income tax returns. We disagree with the adjustments made by the IRS in their revenue agent report and are currently appealing the adjustments. We expect the appeals process for the 2007 and 2008 tax years to be completed within the next 12 months. We do not expect the examination and related appeal for the 2009, 2010, and 2011 tax years to be completed within the next 12 months. We have reserved for potential adjustments for income taxes that may result from examinations by the tax authorities, and we believe that the final outcome of these examinations or agreements will not have a material effect on the Company's financial condition, results of operations, or cash flows. At the end of 2014, unrecognized tax benefits totaling $46,317 and $55,562 were included in current liabilities (accrued expenses and other liabilities) and in other long-term liabilities, respectively, in our consolidated balance sheet, compared to $64,800 at the end of 2013 that was included in other long-term liabilities.
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
The Company files income tax returns in the United States, Canada, Hong Kong, and various states. The tax years 2007 through 2013 remain open to examination by major taxing jurisdictions to which Cabela’s is subject.

CABELA’S INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands Except Share and Per Share Amounts)

17.     COMMITMENTS AND CONTINGENCIES
The Company leases various buildings, computer and other equipment, and storage space under operating leases which expire on various dates through January 2041. Rent expense on these leases, as well as other month to month rentals, was $19,716, $14,319, and $13,605 for 2014, 2013, and 2012, respectively.
The following is a schedule of future minimum rental payments under operating leases at December 27, 2014:

For the fiscal years ending:
2015	$23,045
2016	23,143
2017	22,708
2018	29,260
2019	21,911
Thereafter	283,667
$403,734
The Company leases six retail stores and owns 18 stores subject to ground leases. Certain of these leases include tenant allowances that are amortized over the life of the lease. During 2014 and 2013, we received tenant allowances totaling $3,750 and $4,969, respectively. Certain leases require the Company to pay contingent rental amounts based on a percentage of sales, in addition to real estate taxes, insurance, maintenance, and other operating expenses associated with the leased premises. These leases have terms which include renewal options ranging from 10 to 70 years.
The Company has entered into real estate purchase, construction, and/or economic development agreements for various new retail store site locations. At December 27, 2014, the Company estimated it had total cash commitments of approximately $523,500 outstanding for projected expenditures related to the development, construction, and completion of new retail stores, a new distribution center, and corporate expansion. This amount excludes any estimated costs associated with new stores where the Company does not have a commitment as of December 27, 2014. We expect to fund these estimated capital expenditures over the next 12 months with funds from operations and borrowings.
Under various grant programs, state or local governments provide funding for certain costs associated with developing and opening a new retail store. The Company generally receives grant funding in exchange for commitments, such as assurance of agreed employment and wage levels at the retail store or that the retail store will remain open, made by the Company to the state or local government providing the funding. The commitments typically phase out over approximately five to 10 years. If the Company failed to maintain the commitments during the applicable period, the funds received may have to be repaid or other adverse consequences may arise, which could affect the Company's cash flows and profitability. At December 27, 2014, and December 28, 2013, the total amount of grant funding subject to a specific contractual remedy was $44,112 and $43,536, respectively. No grant funding subject to contractual remedy was received in 2014 or 2013. At December 27, 2014, and December 28, 2013, the amount the Company had recorded in current liabilities in the consolidated balance sheets relating to these grants was $22,887 and $22,536, respectively.
The Company operates an open account document instructions program, which provides for Cabela's-issued letters of credit. We had obligations to pay participating vendors $43,105 and $48,409 at December 27, 2014, and December 28, 2013, respectively.
The Financial Services segment enters into financial instruments with off-balance sheet risk in the normal course of business through the origination of unsecured credit card loans. Unsecured credit card accounts are commitments to extend credit and totaled $30,491,000 and $25,255,000 at December 27, 2014, and December 28, 2013, respectively. These commitments are in addition to any current outstanding balances of a cardholder. Unsecured credit card loans involve, to varying degrees, elements of credit risk in excess of the amount recognized in the consolidated balance sheets. The principal amounts of these instruments reflect the Financial Services segment’s maximum related exposure. The Financial Services segment has not experienced and does not anticipate that all customers will exercise the entire available line of credit at any given point in time. The Financial Services segment has the right to reduce or cancel the available lines of credit at any time.

CABELA’S INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands Except Share and Per Share Amounts)

Visa Litigation Settlement – In June 2005, a number of entities, each purporting to represent a class of retail merchants, sued Visa and several member banks, and other credit card associations, alleging, among other things, that Visa and its member banks have violated United States antitrust laws by conspiring to fix the level of interchange fees. On July 13, 2012, the parties to this litigation announced that they had entered into a memorandum of understanding, which subject to certain conditions, including court approval, obligated the parties to enter into a settlement agreement to resolve the claims brought by the class members. On December 13, 2013, the settlement received final court approval. The settlement agreement required, among other things, (i) the distribution to class merchants of an amount equal to 10 basis points of default interchange across all credit rate categories for a period of eight consecutive months, which otherwise would have been paid to issuers like WFB, (ii) Visa to change its rules to allow merchants to charge a surcharge on credit card transactions subject to a cap, and (iii) Visa to meet with merchant buying groups that seek to negotiate interchange rates collectively. To date, WFB has not been named as a defendant in any credit card industry lawsuits. Based on the information in the proposed settlement, management determined that the 10 basis point reduction of default interchange across all credit rate categories for the period of eight consecutive months from July 29, 2013, through March 28, 2014, would result in a reduction of interchange income of approximately $12,500 in the Financial Services segment. Therefore, a liability of $12,500 was recorded as of December 29, 2012, to accrue for this settlement.
At December 28, 2013, the remaining liability related to the settlement was $4,687, reflecting the reduction of 10 basis points of interchange fees, adjustments relating to plaintiff opt-outs of the settlement, and reevaluation of the merchant charge volume based on Visa interchange reduction assessments. The remaining liability was settled in the first half of 2014; therefore, at December 27, 2014, there was no remaining liability for this settlement.
Litigation and Claims – The Company is party to various legal proceedings arising in the ordinary course of business. These actions include commercial, intellectual property, employment, regulatory, and product liability claims. Some of these actions involve complex factual and legal issues and are subject to uncertainties. The activities of WFB are subject to complex federal and state laws and regulations. WFB's regulators are authorized to conduct compliance examinations and impose penalties for violations of these laws and regulations and, in some cases, to order WFB to pay restitution. For example, the Federal Deposit Insurance Corporation ("FDIC") conducted compliance examinations in 2009, 2011, and 2013 and found that certain practices of WFB were improper. As a result of these compliance examinations, the FDIC issued consent orders and WFB was required to take corrective action and pay restitution and civil money penalties. WFB has resolved all consent order requirements and is not currently subject to any consent orders. The Company cannot predict with assurance the outcome of the actions brought against it. Accordingly, adverse developments, settlements, or resolutions may occur and have a material effect on the Company's results of operations for the period in which such development, settlement, or resolution occurs. However, the Company does not believe that the outcome of any current legal proceedings would have a material effect on its results of operations, cash flows, or financial position taken as a whole.
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
Self-Insurance – The Company is self-insured for health claims and workers’ compensation claims up to a certain stop loss amount per individual. We recognized a liability for health claims incurred prior to year end but not yet reported totaling $4,713 and $4,839 at the end of 2014 and 2013, respectively. We also recognized a liability for workers’ compensation claims incurred prior to year end but not yet reported totaling $3,698 and $5,513 at the end of 2014 and 2013, respectively. These reserves are included in accrued expenses and other liabilities in the consolidated balance sheets.
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
As of December 31, 2014 and 2013, the most recent notification from the Federal Deposit Insurance Corporation categorized WFB as "well-capitalized" under the regulatory framework for prompt corrective action. To be categorized as "well-capitalized" WFB must maintain certain amounts and ratios (defined in the regulations) as set forth in the following table. There are no conditions or events since that notification that management believes have changed WFB's category.

	Actual		Capital Requirements to be Classified Adequately-Capitalized		Capital Requirements to be Classified Well-Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
2014:
Total Capital to Risk-Weighted Assets	$527,873	11.3%	$372,851	8.0%	$466,064	10.0%
Tier I Capital to Risk-Weighted Assets	471,301	10.1	186,425	4.0	279,638	6.0
Tier I Capital to Average Assets	471,301	10.3	183,481	4.0	229,351	5.0
2013:
Total Capital to Risk-Weighted Assets	$511,617	12.5%	$327,218	8.0%	$409,022	10.0%
Tier I Capital to Risk-Weighted Assets	460,465	11.3	163,609	4.0	245,413	6.0
Tier I Capital to Average Assets	460,465	11.1	165,341	4.0	206,677	5.0
19.     STOCK BASED COMPENSATION PLANS AND EMPLOYEE BENEFIT PLANS
Stock-Based Compensation – The Company recognized total stock-based compensation expense of $17,498, $14,969, and $13,733 in 2014, 2013, and 2012, respectively. Compensation expense related to the Company's stock-based payment awards is recognized in selling, distribution, and administrative expenses in the consolidated statements of income. Compensation cost for awards is recognized using a straight-line amortization method over the vesting period. At December 27, 2014, the total unrecognized deferred stock-based compensation balance for all equity awards issued, net of expected forfeitures, was $26,656, net of tax, which is expected to be amortized over a weighted average period of 2.6 years.
The fair value of options granted was estimated on the date of the grant using the Black-Scholes option pricing model. The expected volatility for 2014, 2013, and 2012 was based on the historical volatility of the Company's common stock. The fair value of options in the years presented was estimated using the Black-Scholes model with the following weighted average assumptions:

	2014	2013	2012

Risk-free interest rate based on the U.S. Treasury yield curve	1.52%	0.76%	0.84%
Dividend yield	—	—	—
Expected volatility	46%	47%	48%
Weighted average expected life (in years)	5.9	5.9	4.7
Weighted average grant date fair value of options granted	$27.83	$22.60	$15.72

CABELA’S INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands Except Share and Per Share Amounts)

Employee Stock Plans – The Cabela's Incorporated 2013 Stock Plan (the "2013 Stock Plan"), which replaced the Company's 2004 Stock Plan, provides for the grant of incentive stock options, non-statutory stock options ("NSOs"), stock appreciation rights, performance stock, performance units, restricted stock, and restricted stock units to employees and consultants. Non-employee directors are eligible to receive any type of award offered under the 2013 Stock Plan except incentive stock options. Awards granted under the 2013 Stock Plan have a term of no greater than ten years from the grant date and become exercisable under the vesting schedule determined at the time of grant. As of December 27, 2014, the maximum number of shares available for awards under the 2013 Stock Plan was 3,337,974.
As of December 27, 2014, there were 2,716,690 awards outstanding under the 2004 Plan and 662,026 awards outstanding under the 2013 Plan. To the extent available, we will issue treasury shares for the exercise of stock options before issuing new shares.
Option Awards. During 2014, there were 194,905 NSOs granted to employees under the 2013 Plan at an exercise price of $66.32 per share and 40,000 NSOs granted to non-employee directors at a weighted average exercise price of $61.53 per share. These options have an eight-year term and vest over four years for employees and one year for non-employee directors. In addition, the Company issued 64,000 premium-priced NSOs to its President and Chief Executive Officer under the 2013 Plan at an exercise price of $76.27 (which was equal to 115% of the closing price of the Company's common stock on the New York Stock Exchange on February 28, 2014). The premium-priced NSOs vest in three equal annual installments beginning on March 2, 2017, and expire on March 2, 2022.
Nonvested Stock and Stock Unit Awards. During 2014, the Company issued 291,705 units of nonvested stock under the 2013 Plan to employees at a weighted average fair value of $66.28 per unit. These nonvested stock units vest evenly over four years on the grant date anniversary based on the passage of time. On March 2, 2014, the Company also issued 51,050 units of performance-based restricted stock units under the 2013 Plan to certain executives at a fair value of $66.32 per unit. These performance-based restricted stock units will begin vesting in four equal annual installments on March 2, 2015, since the performance criteria were achieved.
On June 5, 2014, the Company granted 409 units of nonvested stock to a non-employee director of WFB under the 2013 Stock Plan at a fair value of $61.23 per unit. These nonvested stock units vest over one year.
Restricted Stock Awards. In 2008, there were 111,324 shares of restricted stock issued to two executives under the 2004 Plan. The stock price on the date of grant was $10.48 per share resulting in a fair value of $1,167 of deferred compensation which was amortized to compensation expense over a five-year period ending June 2013. Compensation expense related to these restricted stock awards, which was included in total stock-based compensation expense, was $117 in 2013, and $233 in 2012. There was no compensation expense related to these restricted stock awards in 2014.
The following table summarizes award activity during 2014 for the Company's two stock plans:

		All Awards		Non-Vested Awards
	Awards Available for Grant		Weighted Average Exercise Price		Weighted Average Grant Date Fair Value
		Number of Awards		Number of Awards

Outstanding, beginning of year	3,949,030	3,461,364	$17.87	1,472,073	$31.93
Granted	(642,069)	642,069	31.57	642,069	48.31
Vested	—	(333,027)		(549,345)	29.00
Exercised	—	(286,770)	18.09
Forfeited (1)	31,013	(104,920)	15.08	(101,557)	41.59
Outstanding, end of year (2)	3,337,974	3,378,716	22.34	1,463,240	39.63

(1)	Options forfeited under the 2013 Plan are immediately available for grant.

(2)	Total awards outstanding under the Company's stock plans at the end of 2014 were comprised of 2,571,299 of NSOs, 724,367 of nonvested stock awards, and 83,050 of performance based stock awards.

CABELA’S INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands Except Share and Per Share Amounts)

The following table provides information relating to the Company's equity share-based payment awards at December 27, 2014:

					Weighted Average Remaining Contractual Life (in Years)
		Weighted Average Exercise Price	Weighted Average Fair Value	Aggregate Intrinsic Value
	Number of Awards

Vested and exercisable	1,915,476	$20.07	$8.83	$60,594	2.29
Non-vested	1,463,240	25.30	39.63	43,496	6.90
Total outstanding	3,378,716	22.34	22.17	$104,090	4.29
Expected to vest after December 27, 2014	3,248,759	22.57		$99,482	4.22
The aggregate intrinsic value of awards exercised was $40,717, $54,755, and $53,198 during 2014, 2013, and 2012, respectively. The total fair value of shares vested was $15,933, $12,899, and $10,721 in 2014, 2013, and 2012, respectively. Based on the Company's closing stock price of $51.45 as of December 27, 2014, the total number of in-the-money awards exercisable as of December 27, 2014, was 1,885,476.
The equity share-based payment awards outstanding and exercisable as of December 27, 2014, were in the following exercise price ranges:

Awards Outstanding				Awards Exercisable
			Average Remaining Contractual Life (in Years)
		Weighted Average Exercise Price			Weighted Average Exercise Price

Exercise Price	Number			Number

$ 0.00 to $12.71	1,097,480	$2.13	5.88	299,466	$7.80
$12.72 to $25.42	1,235,967	18.22	1.49	1,235,967	18.22
$25.43 to $38.13	402,471	31.38	4.63	300,744	30.09
$38.14 to $50.84	64,000	40.45	5.18	—	—
$50.85 to $63.55	288,718	53.68	6.31	49,299	50.91
$63.56 to $76.27	290,080	68.61	7.54	30,000	67.69
	3,378,716	22.34	4.29	1,915,476	20.07
Employee Stock Purchase Plan – During 2014, there were 74,054 shares issued under the Cabela's Incorporated 2013 Employee Stock Purchase Plan (the "2013 ESPP"). At December 27, 2014, there were 1,896,131 shares of common stock authorized and available for issuance under the 2013 ESPP.
401(k) Savings Plan – All employees are eligible to defer up to 80% of their wages in Cabela’s 401(k) savings plan, subject to certain limitations. The Company matches 100% of eligible employee deferrals up to 4% of eligible wages. For eligible employees hired prior to January 1, 2009, we may also contribute a 2% discretionary matching contribution. Total expense for employer contributions was $8,247, $10,920, and $9,709 in 2014, 2013, and 2012, respectively.

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
Retained Earnings – The most significant restrictions on the payment of dividends by the Company to stockholders are contained within the covenants under its revolving credit and unsecured senior notes purchase agreements. Also, Nebraska banking laws govern the amount of dividends that WFB can pay to Cabela’s. In 2014, WFB paid $60,000 in dividends to Cabela's. At December 27, 2014, the Company had unrestricted retained earnings of $226,699 available for dividends. However, the Company has never declared or paid any cash dividends on its common stock, and does not anticipate paying any cash dividends in the foreseeable future.
Accumulated Other Comprehensive Loss – The components of accumulated other comprehensive loss, net of related taxes, are as follows for the years ended:

	2014	2013

Accumulated net unrealized holding gains on economic development bonds	$9,521	$4,682
Cumulative foreign currency translation adjustments	(21,227)	(6,406)
Total accumulated other comprehensive loss	$(11,706)	$(1,724)
Treasury Stock – The Company's Board of Directors authorized a share repurchase program on August 23, 2011, that provides for share repurchases on an ongoing basis to offset dilution resulting from equity awards under the Company's current or future equity compensation plans. These shares can be repurchased from time to time in open market transactions or privately negotiated transactions at the Company's discretion, subject to market conditions, customary blackout periods, and other factors. The share repurchase program does not obligate the Company to repurchase any outstanding shares of its common stock, and the program may be limited or terminated at any time. On February 13, 2014, the Company announced its intent to repurchase up to 650,000 shares of its common stock in open market transactions through February 2015. There were no shares repurchased in 2014; therefore, 650,000 shares were available to be purchased at December 27, 2014, under the February 2014 repurchase program. There is no guarantee as to the exact number of shares that the Company will repurchase.

CABELA’S INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands Except Share and Per Share Amounts)

The following table reconciles the Company's treasury stock activity for the years ended:

	2014	2013

Balance, beginning of year	—	492,414
Purchase of treasury stock at a cost of $10,053(1)	—	181,179
Treasury shares issued on exercise of stock options and share-based payment awards	—	(673,593)
Balance, end of year	—	—

(1)
Reflects common stock withheld (under the terms of grants pursuant to a stock compensation plan) totaling 17,439 shares to offset tax withholding obligations upon the vesting and release of restricted shares on July 7, 2013.

21.     EARNINGS PER SHARE
The following table reconciles the weighted average number of shares utilized in the earnings per share calculations for the years ended:

	2014	2013	2012

Common shares – basic	70,987,168	70,461,450	69,856,258
Effect of incremental dilutive securities:
Stock options, nonvested stock units, and employee stock purchase plans	890,688	1,317,093	1,853,615
Common shares – diluted	71,877,856	71,778,543	71,709,873
Stock options outstanding considered anti-dilutive excluded from calculation	389,080	30,000	—

CABELA’S INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands Except Share and Per Share Amounts)

22.     SUPPLEMENTAL CASH FLOW INFORMATION
The following table sets forth non-cash financing and investing activities and other cash flow information for the years ended:

	2014	2013	2012
Non-cash financing and investing activities:
Accrued property and equipment additions (1)	$40,255	$36,707	$23,225
Contribution of land received	—	—	2,287
Other than temporary impairment of economic development bonds	—	—	5,030
Depreciation adjustment reducing deferred grant income	(831)	(4,931)	(5,030)

Other cash flow information:
Interest paid (2)	$80,311	$78,261	$78,841
Capitalized interest	(7,788)	(4,270)	(2,798)
Interest paid, net of capitalized interest	$72,523	$73,991	$76,043
Income taxes, net of refunds	$145,196	$83,118	$136,959

(1)	Accrued property and equipment additions are recognized in the consolidated statements of cash flows in the year they are paid.

(2)	Includes interest from the Financial Services segment totaling $64,009, $63,363, and $54,301 for 2014, 2013, and 2012, respectively.
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
The following summarizes the primary operating costs by segment:

•	Retail – labor, advertising, depreciation, and retail store related occupancy costs.

•	Direct – direct marketing costs (e-commerce advertising and catalog costs) and order processing costs.

•
Financial Services – advertising and promotion, license fees, third party services for processing credit card transactions, employee compensation and benefits, and other general and administrative costs.

•
Corporate Overhead and Other – unallocated shared-service costs, operations of various ancillary subsidiaries such as real estate development and travel, and segment eliminations. Unallocated shared-service costs include receiving, distribution, and storage costs of inventory, merchandising, and quality assurance costs, as well as corporate headquarters occupancy costs.

CABELA’S INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands Except Share and Per Share Amounts)

Segment assets are those directly used in or clearly allocable to an operating segment’s operations. Depreciation, amortization, and property and equipment expenditures are recognized in each respective segment. Major assets by segment include:

•
Retail – inventory in the retail stores; land, buildings, fixtures, and leasehold improvements; and goodwill. The amount of goodwill in the Retail segment totaled $3,023 and $3,295 at December 27, 2014, and December 28, 2013, respectively. The change in the carrying value of goodwill between periods was due to foreign currency adjustments.

•	Direct – fixed assets and deferred catalog costs.

•
Financial Services – cash, credit card loans, restricted cash, receivables, fixtures, and other assets. Cash and cash equivalents of the Financial Services segment were $49,294 and $94,112 at December 27, 2014, and December 28, 2013, respectively.

•
Corporate Overhead and Other – corporate headquarters and facilities, merchandise distribution inventory, shared technology infrastructure and related information technology systems, corporate cash and cash equivalents, economic development bonds, prepaid expenses, deferred income taxes, and other corporate long-lived assets.

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

CABELA’S INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands Except Share and Per Share Amounts)

Financial information by segment is presented below for the following years:

				Corporate Overhead and Other
			Financial Services
Fiscal Year 2014:	Retail	Direct			Total

Merchandise sales	$2,348,481	$851,738	$—	$—	$3,200,219
Non-merchandise revenue:
Financial Services	—	—	415,574	—	415,574
Other	2,204	—	—	14,842	17,046
Total revenue before intersegment eliminations	2,350,685	851,738	415,574	14,842	3,632,839
Intersegment revenue eliminated in consolidation	—	—	14,811	—	14,811
Total revenue as reported	$2,350,685	$851,738	$430,385	$14,842	$3,647,650

Operating income (loss)	$417,655	$112,717	$111,650	$(306,627)	$335,395
Operating income as a percentage of revenue	17.8%	13.2%	26.9%	N/A	9.2%
Depreciation and amortization	$68,005	$4,915	$1,554	$38,623	$113,097
Assets	1,585,219	297,763	4,912,491	879,844	7,675,317
Property and equipment additions including accrued amounts	307,495	161	1,964	126,016	435,636

Fiscal Year 2013:
Merchandise sales	$2,232,018	$973,614	$—	$—	$3,205,632
Non-merchandise revenue:
Financial Services	—	—	375,810	—	375,810
Other	1,304	—	—	16,831	18,135
Total revenue	$2,233,322	$973,614	$375,810	$16,831	$3,599,577

Operating income (loss)	$428,361	$157,227	$104,402	$(328,629)	$361,361
Operating income as a percentage of revenue	19.2%	16.1%	27.8%	N/A	10.0%
Depreciation and amortization	$54,882	$7,579	$1,545	$29,401	$93,407
Assets	1,327,047	208,525	4,135,014	726,278	6,396,864
Property and equipment additions including accrued amounts	288,521	149	1,332	57,954	347,956

Fiscal Year 2012:
Merchandise sales	$1,847,960	$930,943	$—	$—	$2,778,903
Non-merchandise revenue:					—
Financial Services	—	—	319,399	—	319,399
Other	1,622	—	—	12,758	14,380
Total revenue	$1,849,582	$930,943	$319,399	$12,758	$3,112,682

Operating income (loss)	$345,040	$155,237	$74,182	$(298,760)	$275,699
Operating income as a percentage of revenue	18.7%	16.7%	23.2%	N/A	8.9%
Depreciation and amortization	$46,997	$7,361	$1,277	$23,634	$79,269
Assets	1,048,747	171,461	3,730,438	797,517	5,748,163
Property and equipment additions including accrued amounts	181,676	1,172	3,757	43,404	230,009

CABELA’S INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands Except Share and Per Share Amounts)

The components and amounts of total revenue for the Financial Services segment were as follows for the years ended:

	2014	2013	2012

Interest and fee income	$400,948	$343,353	$301,699
Interest expense	(64,167)	(63,831)	(54,092)
Provision for loan losses	(61,922)	(43,223)	(42,760)
Net interest income, net of provision for loan losses	274,859	236,299	204,847
Non-interest income:
Interchange income	366,633	344,979	292,151
Other non-interest income	3,338	7,530	12,364
Total non-interest income	369,971	352,509	304,515
Less: Customer rewards costs	(214,445)	(212,998)	(189,963)
Financial Services revenue	$430,385	$375,810	$319,399
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

	Retail			Direct			Total
	2014	2013	2012	2014	2013	2012	2014	2013	2012
Product Category:
Hunting Equipment	47.1%	51.0%	49.5%	37.1%	41.2%	37.1%	44.3%	48.0%	45.3%
General Outdoors	29.6	26.8	28.7	32.0	29.1	32.0	30.3	27.5	29.8
Clothing and Footwear	23.3	22.2	21.8	30.9	29.7	30.9	25.4	24.5	24.9
Total	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
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
Level 3 is comprised of financial instruments whose fair value is estimated based on internally developed models or methodologies utilizing significant inputs that are primarily unobservable from objective sources. At December 27, 2014, the financial instruments carried on our consolidated balance sheets subject to fair value measurements consisted of economic development bonds and were classified as Level 3 for valuation purposes. For 2014, 2013, and 2012, there were no transfers in or out of Levels 1, 2, or 3.

CABELA’S INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands Except Share and Per Share Amounts)

The table below presents changes in fair value of the economic development bonds measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the years ended:

	2014	2013	2012

Balance, beginning of year	$78,504	$85,041	$86,563
Total gains or losses:
Included in earnings - realized	—	—	—
Included in accumulated other comprehensive income (loss) - unrealized	7,777	(3,064)	5,814
Valuation adjustments	—	—	(5,030)
Purchases, issuances, and settlements:
Purchases	558	—	—
Issuances	—	—	—
Settlements	(4,765)	(3,473)	(2,306)
Total	(4,207)	(3,473)	(2,306)
Balance, end of year	$82,074	$78,504	$85,041
Fair values of the Company's economic development bonds were estimated using discounted cash flow projection estimates. These estimates are based on available market interest rates and the estimated amounts and timing of expected future payments to be received from municipalities under tax development zones, which we consider to be unobservable inputs (Level 3). These fair values do not reflect any premium or discount that could result from offering these bonds for sale or through early redemption, or any related income tax impact. Declines in the fair value of available-for-sale economic development bonds below cost that are deemed to be other than temporary are reflected in earnings. In 2012, we determined that the fair value of a bond was below carrying value, with the decline in fair value deemed to be other than temporary, which resulted in a fair value adjustment of $5,030 at the end of 2012. Accordingly, deferred grant income was reduced by $5,030 due to an other than temporary impairment loss of the same amount that was recognized on this economic development bond. This reduction in deferred grant income resulted in an increase in depreciation expense of $1,309 in 2012, which was included in impairment and restructuring charges in the consolidated statements of income. There were no other than temporary fair value adjustments of economic development bonds and no adjustments of deferred grant income related to economic development bonds in 2014 or 2013.
On a quarterly basis, we perform various procedures to analyze the amounts and timing of projected cash flows to be received from our economic development bonds. Please refer to Note 1 "Nature of Business and Summary of Significant Accounting Policies" of the Notes to Consolidated Financial Statements under the section entitled "Economic Development Bonds" for information on our procedures used to analyze the amounts and timing of projected cash flows to be received from our economic development bonds.
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

CABELA’S INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands Except Share and Per Share Amounts)

We evaluate the recoverability of property and equipment, other property, goodwill and intangibles whenever indicators of impairment exist using significant unobservable inputs. This evaluation included existing store locations and future retail store sites. Impairment losses consisted of the following for the years ended:

	2014	2013	2012

Carrying value of other property and other assets	$—	$49,343	$30,669
Fair value of related assets	—	43,475	11,654
Impairment losses	$—	$5,868	$19,015
In 2014, we recognized an increase in depreciation expense of $831 that was included in selling, distribution, and administrative expenses in the consolidated statements of income and recognized in the Retail segment. Please refer to Note 14 "Impairment and Restructuring Charges" of the Notes to Consolidated Financial Statements under the section entitled "Retail Store Properties" for additional information on this transaction.
Local economic trends, government regulations, and other restrictions where we own properties may impact management projections that could change undiscounted cash flows in future periods which could trigger possible future write downs.
The carrying amounts of cash and cash equivalents, accounts receivable, restricted cash, accounts payable, gift instruments (including credit card and loyalty rewards programs), accrued expenses and other liabilities, and income taxes receivable and payable included in the consolidated balance sheets approximate fair value given the short-term nature of these financial instruments. The secured variable funding obligations of the Trust, which include variable rates of interest that adjust daily, can fluctuate daily based on the short-term operational needs of the Financial Services segment with advances and pay downs at par value. Therefore, the carrying value of the secured variable funding obligations of the Trust approximates fair value.
The table below presents the estimated fair values of the Company's financial instruments that are not carried at fair value on our consolidated balance sheets for the years indicated. The fair values of all financial instruments listed below were estimated based on internally developed models or methodologies utilizing observable inputs (Level 2).

	2014		2013
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value

Financial Assets:
Credit card loans, net	$4,421,185	$4,421,185	$3,938,630	$3,938,630

Financial Liabilities:
Time deposits	806,056	857,327	1,069,362	1,070,831
Secured long-term obligations of the Trust	3,047,250	3,014,446	2,452,250	2,405,494
Long-term debt	499,715	521,212	331,065	363,848
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
25.     QUARTERLY FINANCIAL INFORMATION (Unaudited)
The following table sets forth unaudited financial and operating data in each quarter for years 2014 and 2013:

	2014 by Quarter				2013 by Quarter
	First	Second	Third	Fourth	First	Second	Third	Fourth

Total revenue	$725,823	$761,201	$886,002	$1,274,624	$802,497	$756,805	$850,828	$1,189,447
Operating income (1)	40,853	71,991	93,915	128,636	79,115	66,935	76,603	138,708
Net income	25,749	43,517	53,839	78,610	49,847	44,545	49,886	80,112
Earnings per share:
Basic (2)	0.36	0.61	0.76	1.11	0.71	0.63	0.71	1.13
Diluted (2)	0.36	0.61	0.75	1.10	0.70	0.62	0.70	1.12

(1) Includes impairment and restructuring charges recognized by quarter as follows:	$—	$641	$—	$—	$—	$937	$—	$4,931

(2) Basic and diluted earnings per share are computed independently for each of the quarters presented and, therefore, may not sum to the totals for the year.
Revenue is typically higher in the Company's third and fourth quarters than in the first and second quarters due to holiday buying patterns and the opening of hunting seasons across the United States. The Company's quarterly operating results may fluctuate significantly as a result of these events and a variety of other factors, and operating results for any quarter are not necessarily indicative of results for a full year.
26.     SUBSEQUENT EVENT
The Series 2010-I notes of the Trust totaling $255,000 were repaid in full on January 15, 2015. These notes were repaid primarily from restricted cash of the Trust.

CABELA’S INCORPORATED AND SUBSIDIARIES
SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS
(In Thousands)

	Beginning of Year Balance	Charged to Costs and Expenses	Charged to Other Accounts	Deductions	End of Year Balance

Year Ended December 27, 2014:
Allowance for doubtful accounts on accounts receivable balances	$1,208	$2,476	$—	$(2,715)	$969
Reserve for sales returns (1)	24,617	—	233,192	(231,369)	26,440
Reserve on notes receivable	4,263	—	—	—	4,263
Allowance for credit card loan losses	53,110	61,922	—	(58,460)	56,572

Year Ended December 28, 2013:
Allowance for doubtful accounts on accounts receivable balances	$1,178	$2,871	$—	$(2,841)	$1,208
Reserve for sales returns (1)	21,971	—	193,176	(190,530)	24,617
Reserve on notes receivable	4,263	—	—	—	4,263
Allowance for credit card loan losses	65,600	43,223	—	(55,713)	53,110

Year Ended December 29, 2012:
Allowance for doubtful accounts on accounts receivable balances	$4,772	$1,800	$—	$(5,394)	$1,178
Reserve for sales returns (1)	19,507	—	174,854	(172,390)	21,971
Reserve on notes receivable	4,263	—	—	—	4,263
Allowance for credit card loan losses	73,350	42,760	—	(50,510)	65,600

(1)
Represents the allowance for sales returns estimated at the time merchandise sales are recognized based upon the Company's evaluation of anticipated merchandise sales returns. These adjustments were recognized as a reduction in merchandise sales in the Company's consolidated statements of income.

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
In connection with this annual report on Form 10-K, our Chief Executive Officer and Chief Financial Officer evaluated, with the participation of our management, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on management’s evaluation, our Chief Executive Officer and Chief Financial Officer each concluded that our disclosure controls and procedures were effective as of December 27, 2014.
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
With the participation of our Chief Executive Officer and our Chief Financial Officer, management evaluated the effectiveness of our internal control over financial reporting as of December 27, 2014, based on the criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 27, 2014.
The independent registered public accounting firm of Deloitte & Touche LLP, as auditors of our consolidated financial statements included in this annual report on Form 10-K, has issued an attestation report on the effectiveness of our internal control over financial reporting based on the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Their report is included in this Item 9A.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the quarter ended December 27, 2014, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Cabela’s Incorporated and Subsidiaries
Sidney, Nebraska

We have audited the internal control over financial reporting of Cabela’s Incorporated and Subsidiaries (the “Company”) as of December 27, 2014, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 27, 2014, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 27, 2014, of the Company and our report dated February 17, 2015, expressed an unqualified opinion on those financial statements and financial statement schedule.
/s/ Deloitte & Touche LLP

DELOITTE & TOUCHE LLP
Omaha, Nebraska
February 17, 2015

ITEM 9B. OTHER INFORMATION
None.
PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information under the headings “Proposal One – Election of Directors,” “Executive Officers of the Company,” “Corporate Governance – Committees of the Board of Directors – Audit Committee,” and “Section 16(a) Beneficial Ownership Reporting Compliance,” in our Proxy Statement relating to our 2015 Annual Meeting of Shareholders (our “Proxy Statement”) is incorporated herein by reference. With the exception of the foregoing information and other information specifically incorporated by reference into this Report on Form 10-K, our Proxy Statement is not being filed as a part hereof.
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

PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

     (a) The following documents are filed as part of this report:

1.	Financial Statements:

•	Report of Independent Registered Public Accounting Firm

•	Consolidated Statements of Income – Years ended December 27, 2014, December 28, 2013, and December 29, 2012

•	Consolidated Statements of Comprehensive Income – Years ended December 27, 2014, December 28, 2013, and December 29, 2012

•	Consolidated Balance Sheets – December 27, 2014, and December 28, 2013

•	Consolidated Statements of Cash Flows – Years ended December 27, 2014, December 28, 2013, and December 29, 2012

•	Consolidated Statements of Stockholders’ Equity – Years ended December 27, 2014, December 28, 2013, and December 29, 2012

•	Notes to Consolidated Financial Statements

2.	Financial Statement Schedules:

•	Schedule II – Valuation and Qualifying Accounts
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

10.3	Cabela's Incorporated 2004 Stock Plan (incorporated by reference from Exhibit 10.13 of our Annual Report on Form 10-K, filed on February 20, 2013, File No. 001-32227)*

10.4	Form of 2004 Stock Plan Employee Stock Option Agreement (incorporated by reference from Exhibit 10.13 of our Registration Statement on Form S-1, filed on March 23, 2004, Registration No. 333-113835)*

10.5	Form of 2004 Stock Plan Employee Stock Option Agreement (2006) (incorporated by reference from Exhibit 10.1 of our Current Report on Form 8-K, filed on May 15, 2006, File No. 001-32227)*

10.6	Form of 2004 Stock Plan Employee Stock Option Agreement (2008) (incorporated by reference from Exhibit 10.3 of our Current Report on Form 8-K, filed on June 4, 2008, File No. 001-32227)*

10.7	Form of 2004 Stock Plan Employee Stock Option Agreement (2009) (incorporated by reference from Exhibit 10.2 of our Current Report on Form 8-K, filed on March 6, 2009, File No. 001-32227)*

10.8	Form of 2004 Stock Plan Restricted Stock Unit Agreement (incorporated by reference from Exhibit 10.1 of our Current Report on Form 8-K, filed on March 6, 2009, File No. 001-32227)*

10.9	Form of 2004 Stock Plan Restricted Stock Unit Agreement (Performance-Based) (incorporated by reference from Exhibit 10.3 of our Current Report on Form 8-K, filed on March 5, 2010, File No. 001-32227)*

10.10	Form of 2004 Stock Plan Non-Employee Director Stock Option Agreement (2006) (incorporated by reference from Exhibit 10.2 of our Current Report on Form 8-K, filed on May 15, 2006, File No. 001-32227)*

10.11
Form of 2004 Stock Plan Non-Employee Director Stock Option Agreement (2010) (incorporated by reference from Exhibit 10.1 of our Quarterly Report on Form 10-Q, filed on July 30, 2010, File No. 001-32227)*

10.12	Form of Indemnification Agreement (incorporated by reference from Exhibit 10.18 of our Registration Statement on Form S-1, filed on March 23, 2004, Registration No. 333-113835)*

10.13	Summary of Non-Employee Director Compensation (incorporated by reference from the section titled “Director Compensation” in our Proxy Statement for the 2015 Annual Meeting of Shareholders)*

10.14	Summary of Named Executive Officer Compensation (incorporated by reference from the section titled “Executive Compensation” in our Proxy Statement for the 2015 Annual Meeting of Shareholders)*

10.15
Amended and Restated Lease Agreement with Option to Purchase dated April 26, 2005, between Ohio County Development Authority and Cabela's Wholesale, Inc. (incorporated by reference from Exhibit 10.29 of our Annual Report on Form 10-K, filed on March 1, 2006, File No. 001-32227)

10.16	Cabela's Incorporated Performance Bonus Plan (incorporated by reference from Exhibit 10 of our Current Report on Form 8-K, filed on February 19, 2008, File No. 001-32227)*

10.17	Form of Proprietary Matters Agreement (incorporated by reference from Exhibit 10.4 of our Current Report on Form 8-K, filed on March 6, 2014, File No. 001-32227)*

10.18	Form of Proprietary Matters Agreement - World's Foremost Bank (incorporated by reference from Exhibit 10.5 of our Current Report on Form 8-K, filed on March 6, 2014, File No. 001-32227)*

10.19
Stock Option Agreement dated March 13, 2009, between Cabela's Incorporated and Thomas L. Millner (incorporated by reference from Exhibit 10.3 of our Current Report on Form 8-K, filed on March 19, 2009, File No. 001-32227)*

10.20
Executive Employment Agreement dated March 18, 2009, between Cabela's Incorporated and Dennis Highby (incorporated by reference from Exhibit 10.7 of our Current Report on Form 8-K, filed on March 19, 2009, File No. 001-32227)*

10.21
Form of 2009 Amended and Restated Management Change of Control Severance Agreement (incorporated by reference from Exhibit 10.2 of our Current Report on Form 8-K, filed on December 17, 2009, File No. 001-32227)*

10.22
Form of 2009 Amended and Restated Management Change of Control Severance Agreement (World's Foremost Bank) (incorporated by reference from Exhibit 10.3 of our Current Report on Form 8-K, filed on December 17, 2009, File No. 001-32227)*

10.23
Credit Agreement dated as of November 2, 2011, among Cabela's Incorporated, various lenders party thereto, and U. S. Bank National Association, as Administrative Agent (incorporated by reference from Exhibit 10.1 of our Current Report on Form 8-K, filed on November 8, 2011, File No. 001-32227)

10.24
Omnibus Amendment to Loan Documents dated as of June 18, 2014, among Cabela's Incorporated, various lenders party thereto, and U.S. Bank National Association, as Administrative Agent (incorporated by reference from Exhibit 10.1 of our Current Report on Form 8-K, filed on June 24, 2014, File No. 001-32227)

10.25
Guaranty dated as of November 2, 2011, among certain subsidiaries of Cabela's Incorporated and U.S. Bank National Association, as Administrative Agent (incorporated by reference from Exhibit 10.2 of our Current Report on Form 8-K, filed on November 8, 2011, File No. 001-32227)

10.26	Cabela's Incorporated 2013 Stock Plan (incorporated by reference to Appendix C to our Proxy Statement on Schedule 14A, filed on April 23, 2013, File No. 001-32227)*

10.27	Cabela's Incorporated 2013 Performance Bonus Plan (incorporated by reference to Appendix E to our Proxy Statement on Schedule 14A, filed on April 23, 2013, File No. 001-32227)*

10.28	Form of 2013 Stock Plan Restricted Stock Unit Agreement (incorporated by reference from Exhibit 10.1 of our Current Report on Form 8-K, filed on March 6, 2014, File No. 001-32227)*

10.29	Form of 2013 Stock Plan Employee Stock Option Agreement (incorporated by reference from Exhibit 10.2 of our Current Report on Form 8-K, filed on March 6, 2014, File No. 001-32227)*

10.30	Form of 2013 Stock Plan Restricted Stock Unit Agreement (Performance-Based) (incorporated by reference from Exhibit 10.3 of our Current Report on Form 8-K, filed on March 6, 2014, File No. 001-32227)*

21.1	Subsidiaries of Cabela’s Incorporated

23.1	Consent of Deloitte & Touche LLP

24.1	Powers of Attorney

31.1	Certification of CEO Pursuant to Rule 13a-14(a) under the Exchange Act

31.2	Certification of CFO Pursuant to Rule 13a-14(a) under the Exchange Act

32.1	Certifications Pursuant to 18 U.S.C. Section 1350

101.INS	XBRL Instance Document	Filed with this report.

101.SCH	XBRL Taxonomy Extension Schema Document	Submitted electronically with this report.

101.CAL	XBRL Taxonomy Calculation Linkbase Document	Submitted electronically with this report.

101.LAB	XBRL Taxonomy Label Linkbase Document	Submitted electronically with this report.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Submitted electronically with this report.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Submitted electronically with this report.
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

CABELA’S INCORPORATED

Dated:	February 17, 2015	By:	/s/ Thomas L. Millner
Thomas L. Millner
President and Chief Executive Officer
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Thomas L. Millner	President, Chief Executive Officer, and Director (Principal Executive Officer)	February 17, 2015
Thomas L. Millner

/s/ Ralph W. Castner	Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	February 17, 2015
Ralph W. Castner

*	Chairman of the Board and Director	February 17, 2015
James W. Cabela

*	Director	February 17, 2015
Dennis Highby

*	Director	February 17, 2015
Theodore M. Armstrong

*	Director	February 17, 2015
John H. Edmondson

*	Director	February 17, 2015
John Gottschalk

*	Director	February 17, 2015
Reuben Mark

*	Director	February 17, 2015
Michael R. McCarthy

*	Director	February 17, 2015
Donna M. Milrod

*	Director	February 17, 2015
Beth M. Pritchard

* By:	/s/ Thomas L. Millner	Attorney-in-Fact	February 17, 2015
Thomas L. Millner