Form 10-Q
period 2015-03-28
CABELAS INC
filed 2015-04-23
CIK 1267130

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 28, 2015
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
Common stock, $0.01 par value: 71,582,731 shares as of April 20, 2015

CABELA'S INCORPORATED

FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED MARCH 28, 2015

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

CABELA'S INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Dollars in Thousands Except Earnings Per Share)
(Unaudited)
	Three Months Ended
	March 28, 2015	March 29, 2014
Revenue:
Merchandise sales	$697,654	$620,197
Financial Services revenue	122,913	98,578
Other revenue	6,509	7,048
Total revenue	827,076	725,823
Cost of revenue:
Merchandise costs (exclusive of depreciation and amortization)	466,219	406,643
Cost of other revenue	220	1,322
Total cost of revenue (exclusive of depreciation and amortization)	466,439	407,965

Selling, distribution, and administrative expenses	316,104	277,005

Operating income	44,533	40,853

Interest expense, net	(3,774)	(3,685)
Other non-operating income, net	1,740	2,102

Income before provision for income taxes	42,499	39,270
Provision for income taxes	15,725	13,521
Net income	$26,774	$25,749

Earnings per basic share	$0.38	$0.36
Earnings per diluted share	$0.37	$0.36

Basic weighted average shares outstanding	71,272,064	70,766,568
Diluted weighted average shares outstanding	71,603,575	71,758,033

Refer to notes to unaudited condensed consolidated financial statements.

CABELA'S INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In Thousands)
(Unaudited)
	Three Months Ended
	March 28, 2015	March 29, 2014

Net income	$26,774	$25,749
Other comprehensive income (loss):
Unrealized gain on economic development bonds, net of taxes of $909 and $1,103	1,244	1,847
Foreign currency translation adjustments	(15,511)	(3,617)
Total other comprehensive loss	(14,267)	(1,770)
Comprehensive income	$12,507	$23,979

Refer to notes to unaudited condensed consolidated financial statements.

CABELA'S INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands Except Par Values)
(Unaudited)
	March 28, 2015	December 27, 2014	March 29, 2014
ASSETS
CURRENT
Cash and cash equivalents	$267,686	$142,758	$484,586
Restricted cash of the Trust	30,641	334,812	24,609
Accounts receivable, net	30,699	62,358	27,959
Credit card loans (includes restricted credit card loans of the Trust of $4,185,397, $4,440,520, and $3,726,122), net of allowance for loan losses of $55,942, $56,572, and $51,010	4,157,410	4,421,185	3,698,529
Inventories	810,633	760,293	742,021
Prepaid expenses and other current assets	101,824	93,929	92,650
Income taxes receivable and deferred income taxes	140,188	122,337	58,229
Total current assets	5,539,081	5,937,672	5,128,583
Property and equipment, net	1,665,178	1,608,153	1,366,298
Economic development bonds	83,083	82,074	80,056
Other assets	47,723	47,418	43,689
Total assets	$7,335,065	$7,675,317	$6,618,626

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT
Accounts payable, including unpresented checks of $10,775, $38,790, and $26,824	$264,016	$335,969	$250,181
Gift instruments, credit card rewards, and loyalty rewards programs	316,351	339,782	277,185
Accrued expenses and other liabilities	183,747	216,274	123,723
Time deposits	294,849	273,081	212,141
Current maturities of secured variable funding obligations of the Trust	—	480,000	—
Current maturities of secured long-term obligations of the Trust	212,500	467,500	255,000
Current maturities of long-term debt	8,438	8,434	8,422
Deferred income taxes	—	—	757
Total current liabilities	1,279,901	2,121,040	1,127,409
Long-term time deposits	518,173	532,975	728,000
Secured long-term obligations of the Trust, less current maturities	2,898,500	2,579,750	2,452,250
Long-term debt, less current maturities	663,063	491,281	540,587
Long-term deferred income taxes	12,579	6,546	7,346
Other long-term liabilities	130,528	126,215	131,090

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Preferred stock, $0.01 par value; Authorized – 10,000,000 shares; Issued – none	—	—	—
Common stock, $0.01 par value:
Class A Voting, Authorized – 245,000,000 shares
Issued and outstanding – 71,575,434, 71,093,216, and 71,009,175 shares	716	711	710
Additional paid-in capital	368,272	365,973	348,162
Retained earnings	1,489,306	1,462,532	1,286,566
Accumulated other comprehensive loss	(25,973)	(11,706)	(3,494)
Total stockholders’ equity	1,832,321	1,817,510	1,631,944
Total liabilities and stockholders’ equity	$7,335,065	$7,675,317	$6,618,626
Refer to notes to unaudited condensed consolidated financial statements.

CABELA'S INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(Unaudited)
	Three Months Ended
	March 28, 2015	March 29, 2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$26,774	$25,749
Adjustments to reconcile net income to net cash flows by operating activities:
Depreciation and amortization	31,221	26,073
Stock-based compensation	4,760	4,064
Deferred income taxes	6,181	6,240
Provision for loan losses	13,230	12,714
Other, net	642	3,003
Change in operating assets and liabilities, net:
Accounts receivable	31,074	14,671
Credit card loans originated from internal operations, net	73,104	72,910
Inventories	(54,621)	(98,390)
Prepaid expenses and other current assets	(8,695)	(3,304)
Accounts payable and accrued expenses and other liabilities	(86,627)	(96,263)
Gift instruments, credit card rewards, and loyalty rewards programs	(22,771)	(14,042)
Other long-term liabilities	5,153	3,653
Income taxes receivable	(18,910)	(13,136)
Net cash provided by (used in) operating activities	515	(56,058)

CASH FLOWS FROM INVESTING ACTIVITIES:
Property and equipment additions	(103,457)	(110,889)
Change in credit card loans originated externally, net	177,441	154,477
Change in restricted cash of the Trust, net	304,171	(1,418)
Proceeds from retirement and maturity of economic development bonds	1,144	1,398
Purchases of held-to-maturity investment securities	(1,034)	—
Maturities of held-to-maturity investment securities	209	—
Other investing changes, net	(175)	(145)
Net cash provided by investing activities	378,299	43,423

CASH FLOWS FROM FINANCING ACTIVITIES:
Change in unpresented checks net of bank balances	(28,015)	4,107
Change in time deposits, net	6,966	(129,221)
Borrowings on secured obligations of the Trust	843,750	265,000
Repayments on secured obligations of the Trust	(1,260,000)	(60,000)
Borrowings on revolving credit facilities and inventory financing	342,680	509,208
Repayments on revolving credit facilities and inventory financing	(144,818)	(278,914)
Payments on long-term debt	(8,214)	(8,210)
Exercise of employee stock options and tax withholdings on share-based payment awards	(2,498)	(4,021)
Excess tax benefits from exercise of employee stock options	193	1,791
Other financing changes, net	2	(1)
Net cash provided by (used in) financing activities	(249,954)	299,739

Effect of exchange rates on cash and cash equivalents	(3,932)	(1,590)

Net change in cash and cash equivalents	124,928	285,514
Cash and cash equivalents, at beginning of period	142,758	199,072
Cash and cash equivalents, at end of period	$267,686	$484,586
Refer to notes to unaudited condensed consolidated financial statements.

CABELA'S INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Dollars in Thousands)
(Unaudited)
	Common Stock Shares	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total

Balance, beginning of 2014	70,630,866	$706	$346,535	$1,260,817	$(1,724)	$1,606,334
Net income	—	—	—	25,749	—	25,749
Other comprehensive loss	—	—	—	—	(1,770)	(1,770)
Stock-based compensation	—	—	3,861	—	—	3,861
Exercise of employee stock options and tax withholdings on share-based payment awards	378,309	4	(4,025)	—	—	(4,021)
Excess tax benefit on employee stock option exercises	—	—	1,791	—	—	1,791
Balance at March 29, 2014	71,009,175	$710	$348,162	$1,286,566	$(3,494)	$1,631,944

Balance, beginning of 2015	71,093,216	$711	$365,973	$1,462,532	$(11,706)	$1,817,510
Net income	—	—	—	26,774	—	26,774
Other comprehensive loss	—	—	—	—	(14,267)	(14,267)
Stock-based compensation	—	—	4,609	—	—	4,609
Exercise of employee stock options and tax withholdings on share-based payment awards	482,218	5	(2,503)	—	—	(2,498)
Excess tax benefit on employee stock option exercises	—	—	193	—	—	193
Balance at March 28, 2015	71,575,434	$716	$368,272	$1,489,306	$(25,973)	$1,832,321
Refer to notes to unaudited condensed consolidated financial statements.

CABELA'S INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands Except Share and Per Share Amounts)
(Unaudited)

1.    MANAGEMENT REPRESENTATIONS

Principles of Consolidation – The condensed consolidated financial statements included herein are unaudited and have been prepared by management of Cabela's Incorporated and its wholly-owned subsidiaries (“Cabela's,” “Company,” “we,” or “our”) pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") have been condensed or omitted pursuant to such rules and regulations. The Company's condensed consolidated balance sheet as of December 27, 2014, was derived from the Company's audited consolidated balance sheet as of that date. All other condensed consolidated financial statements contained herein are unaudited and reflect all adjustments which are, in the opinion of management, necessary to summarize fairly our financial position and results of operations, comprehensive income, and cash flows for the periods presented. All of these adjustments are of a normal recurring nature. All significant intercompany accounts and transactions have been eliminated in consolidation.

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
Because of the seasonal nature of the Company's operations, results of operations of any single reporting period should not be considered as indicative of results for a full year. These condensed consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements for the fiscal year ended December 27, 2014.

Cash and Cash Equivalents – Cash and cash equivalents of the Financial Services segment were $215,525, $49,294, and $421,575 at March 28, 2015, December 27, 2014, and March 29, 2014, respectively. Due to regulatory restrictions on WFB, the Company cannot use WFB's cash for non-banking operations.

Reporting Periods – Unless otherwise stated, the fiscal periods referred to in the notes to these condensed consolidated financial statements are the 13 weeks ended March 28, 2015 (“three months ended March 28, 2015”), the 13 weeks ended March 29, 2014 (“three months ended March 29, 2014”), and the 52 weeks ended December 27, 2014 ("year ended 2014"). WFB follows a calendar fiscal period and, accordingly, the respective three month periods ended on March 31, 2015 and 2014, and the fiscal year ended on December 31, 2014.
The Company follows a 52/53 week fiscal year-end cycle. The Company's fiscal year 2015 will end on January 2, 2016, and will consist of 53 weeks with the fourth quarter of fiscal year 2015 consisting of 14 weeks.

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

The following table presents the components of the consolidated assets and liabilities of the Trust at the periods ended:

	March 28, 2015	December 27, 2014	March 29, 2014
Consolidated assets:
Restricted credit card loans, net of allowance of $55,750, $56,280, and $50,840	$4,129,647	$4,384,240	$3,675,282
Restricted cash	30,641	334,812	24,609
Total	$4,160,288	$4,719,052	$3,699,891

Consolidated liabilities:
Secured variable funding obligations	$—	$480,000	$—
Secured long-term obligations	3,111,000	3,047,250	2,707,250
Interest due to third party investors	2,170	2,256	1,898
Total	$3,113,170	$3,529,506	$2,709,148

3.    CREDIT CARD LOANS AND ALLOWANCE FOR LOAN LOSSES

The following table reflects the composition of the credit card loans at the periods ended:

	March 28, 2015	December 27, 2014	March 29, 2014

Restricted credit card loans of the Trust (restricted for repayment of secured obligations of the Trust)	$4,185,397	$4,440,520	$3,726,122
Unrestricted credit card loans	22,944	31,614	18,379
Total credit card loans	4,208,341	4,472,134	3,744,501
Allowance for loan losses	(55,942)	(56,572)	(51,010)
Deferred credit card origination costs	5,011	5,623	5,038
Credit card loans, net	$4,157,410	$4,421,185	$3,698,529

CABELA'S INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands Except Share and Per Share Amounts)
(Unaudited)

Allowance for Loan Losses:
The following table reflects the activity in the allowance for loan losses by credit card segment for the periods presented:

	Three Months Ended
	March 28, 2015			March 29, 2014
	Credit Card Loans	Restructured Credit Card Loans	Total Credit Card Loans	Credit Card Loans	Restructured Credit Card Loans	Total Credit Card Loans

Balance, beginning of period	$48,832	$7,740	$56,572	$44,660	$8,450	$53,110
Provision for loan losses	10,768	2,462	13,230	9,967	2,747	12,714

Charge-offs	(17,208)	(3,781)	(20,989)	(15,911)	(4,054)	(19,965)
Recoveries	5,880	1,249	7,129	4,074	1,077	5,151
Net charge-offs	(11,328)	(2,532)	(13,860)	(11,837)	(2,977)	(14,814)
Balance, end of period	$48,272	$7,670	$55,942	$42,790	$8,220	$51,010
Credit Quality Indicators, Delinquent, and Non-Accrual Loans:

The loan portfolio is segregated into loans that have been restructured and other credit card loans in order to facilitate the estimation of the losses inherent in the portfolio as of the reporting date. The Financial Services segment uses the scores of Fair Isaac Corporation (“FICO”), a widely-used financial metric for assessing an individual's credit rating, as the primary credit quality indicator, with the risk of loss increasing as an individual's FICO score decreases.

CABELA'S INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands Except Share and Per Share Amounts)
(Unaudited)

The following table provides information on current, non-accrual, past due, and restructured credit card loans by class using the respective quarter FICO score at the periods ended:

	FICO Score of Credit Card Loans Segment			Restructured Credit Card Loans Segment (1)
March 28, 2015:	691 and Below	692 - 758	759 and Above		Total
Credit card loan status:
Current	$639,828	$1,406,953	$2,055,672	$28,795	$4,131,248
1 to 29 days past due	20,925	13,529	12,191	2,497	49,142
30 to 59 days past due	7,999	1,282	559	1,304	11,144
60 or more days past due	14,286	176	42	2,303	16,807
Total past due	43,210	14,987	12,792	6,104	77,093
Total credit card loans	$683,038	$1,421,940	$2,068,464	$34,899	$4,208,341

90 days or more past due and still accruing	$7,461	$53	$25	$962	$8,501
Non-accrual	—	—	—	5,444	5,444

December 27, 2014:
Credit card loan status:
Current	$618,961	$1,455,292	$2,279,309	$28,831	$4,382,393
1 to 29 days past due	24,712	18,121	15,853	2,837	61,523
30 to 59 days past due	7,722	1,453	775	1,485	11,435
60 or more days past due	13,829	363	48	2,543	16,783
Total past due	46,263	19,937	16,676	6,865	89,741
Total credit card loans	$665,224	$1,475,229	$2,295,985	$35,696	$4,472,134

90 days or more past due and still accruing	$7,561	$44	$13	$1,076	$8,694
Non-accrual	—	—	—	5,118	5,118

March 29, 2014:
Credit card loan status:
Current	$541,421	$1,244,910	$1,862,740	$34,033	$3,683,104
1 to 29 days past due	15,686	9,828	9,021	3,080	37,615
30 to 59 days past due	6,396	1,112	514	1,603	9,625
60 or more days past due	11,212	154	22	2,769	14,157
Total past due	33,294	11,094	9,557	7,452	61,397
Total credit card loans	$574,715	$1,256,004	$1,872,297	$41,485	$3,744,501

90 days or more past due and still accruing	$6,075	$12	$2	$1,115	$7,204
Non-accrual	—	—	—	5,431	5,431

(1)	Included in the allowance for loan losses were specific allowances for loan losses of $7,670 at March 28, 2015, $7,740 at December 27, 2014, and $8,220 at March 29, 2014.

CABELA'S INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands Except Share and Per Share Amounts)
(Unaudited)

4.     SECURITIES

Economic development bonds, which are classified as available-for-sale, consisted of the following at the periods ended:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

March 28, 2015	$65,721	$17,363	$(1)	$83,083

December 27, 2014	$66,865	$15,209	$—	$82,074

March 29, 2014	$69,674	$10,382	$—	$80,056

Estimated maturities based on expected future cash flows for the economic development bonds at March 28, 2015, were as follows:

	Amortized Cost	Fair Value

For the nine months ending January 2, 2016	$2,049	$2,813
For the fiscal years ending:
2016	2,769	3,684
2017	2,817	3,653
2018	3,279	4,230
2019	3,719	4,773
2020 - 2024	24,545	31,283
2025 and thereafter	26,543	32,647
Totals	$65,721	$83,083
Interest earned on the securities totaled $945 and $1,007 in the three months ended March 28, 2015, and March 29, 2014, respectively. There were no realized gains or losses on these securities in the three months ended March 28, 2015, or March 29, 2014.

CABELA'S INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands Except Share and Per Share Amounts)
(Unaudited)

5.    BORROWINGS OF FINANCIAL SERVICES SEGMENT

The Trust issues fixed and floating (variable) rate term securitizations, which are considered secured obligations backed by restricted credit card loans. A summary of the secured fixed and variable rate long-term obligations of the Trust by series, the expected maturity dates, and the respective weighted average interest rates are presented in the following tables at the periods ended:

March 28, 2015:
Series	Expected Maturity Date	Fixed Rate Obligations	Interest Rate	Variable Rate Obligations	Interest Rate	Total Obligations	Interest Rate

Series 2010-II	September 2015	$127,500	2.29%	$85,000	0.87%	$212,500	1.72%
Series 2011-II	June 2016	155,000	2.39	100,000	0.77	255,000	1.76
Series 2011-IV	October 2016	165,000	1.90	90,000	0.72	255,000	1.49
Series 2012-I	February 2017	275,000	1.63	150,000	0.70	425,000	1.30
Series 2012-II	June 2017	300,000	1.45	125,000	0.65	425,000	1.22
Series 2013-I	February 2023	327,250	2.71	—	—	327,250	2.71
Series 2013-II	August 2018	100,000	2.17	197,500	0.82	297,500	1.28
Series 2014-I	March 2017	—	—	255,000	0.52	255,000	0.52
Series 2014-II	July 2019	—	—	340,000	0.62	340,000	0.62
Series 2015-I	March 2020	218,750	2.26	100,000	0.76	318,750	1.79

Secured long-term obligations of the Trust		1,668,500		1,442,500		3,111,000
Less current maturities		(127,500)		(85,000)		(212,500)
Secured long-term obligations of the Trust, less current maturities		$1,541,000		$1,357,500		$2,898,500

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

CABELA'S INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands Except Share and Per Share Amounts)
(Unaudited)

The Trust sold asset-backed notes of $375,000 (Series 2015-I) on March 16, 2015. The Series 2015-I securitization transaction included the issuance of $218,750 Class A-1 notes, which accrue interest at a fixed rate of 2.26% per year, $100,000 of Class A-2 notes, which accrue interest at a floating rate equal to the one-month London Interbank Offered Rate ("LIBOR") plus 0.54% per year, and three subordinated classes of notes in the aggregate principal amount of $56,250. The Financial Services segment retained each of the subordinated classes of notes which were eliminated in the preparation of our condensed consolidated financial statements. Each class of notes issued in the Series 2015-I securitization transaction has an expected life of approximately five years and a contractual maturity of approximately eight years. This securitization transaction will be used to fund the growth in restricted credit card loans, maturities of time deposits, and future obligations of the Trust. In addition, the Series 2010-I notes totaling $255,000 matured and were repaid in full on January 15, 2015, using restricted cash of the Trust.
The Trust also issues variable funding facilities which are considered secured obligations backed by restricted credit card loans. At March 28, 2015, the Trust had three variable funding facilities with $1,025,000 in total capacity and no amounts outstanding. On April 23, 2015, the Trust increased its $225,000 variable funding facility to $300,000 and extended the maturity date from April 2015 to March 2018. Maturities for the variable funding facilities are now scheduled in March of 2016 ($300,000), 2017 ($500,000), and 2018 ($300,000). Each of these variable funding facilities includes an option to renew subject to certain terms and conditions. Variable rate note interest is priced at a benchmark rate, LIBOR, or commercial paper rate, plus a spread, which ranges from 0.50% to 0.85%. The variable rate notes provide for a fee ranging from 0.25% to 0.40% on the unused portion of the facilities. During the three months ended March 28, 2015, and March 29, 2014, the daily average balance outstanding on these notes was $185,278 and $4,222, with a weighted average interest rate of 0.78% and 0.75%, respectively.

The Financial Services segment has unsecured federal funds purchase agreements with two financial institutions. The maximum amount that can be borrowed is $85,000. There were no amounts outstanding at March 28, 2015, December 27, 2014, or March 29, 2014. During the three months ended March 28, 2015, the daily average balance outstanding was $14 with a weighted average rate of 0.75%. During the three months ending March 29, 2014, there was no daily average balance outstanding.
6.     LONG-TERM DEBT AND CAPITAL LEASES

Long-term debt, including revolving credit facilities and capital leases, consisted of the following at the periods ended:

	March 28, 2015	December 27, 2014	March 29, 2014

Unsecured revolving credit facility	$360,000	$180,000	$229,086
Unsecured notes due 2016 with interest at 5.99%	215,000	215,000	215,000
Unsecured senior notes due 2017 with interest at 6.08%	60,000	60,000	60,000
Unsecured senior notes due 2016-2018 with interest at 7.20%	24,428	32,571	32,572
Capital lease obligations payable through 2036	12,073	12,144	12,351
Total debt	671,501	499,715	549,009
Less current portion of debt	(8,438)	(8,434)	(8,422)
Long-term debt, less current maturities	$663,063	$491,281	$540,587

On June 18, 2014, the Company amended its credit agreement, which now provides for an unsecured $775,000 revolving credit facility and permits the issuance of letters of credit up to $75,000 and swing line loans up to $30,000. The credit facility may be increased to $800,000 subject to certain terms and conditions. The term of the credit facility expires on June 18, 2019.

CABELA'S INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands Except Share and Per Share Amounts)
(Unaudited)

During the three months ended March 28, 2015, and March 29, 2014, the daily average principal balance outstanding on the line of credit was $289,095 and $7,712, respectively, and the weighted average interest rate was 1.42% and 1.67%, respectively. Letters of credit and standby letters of credit totaling $28,571 and $24,578 were outstanding at March 28, 2015, and March 29, 2014, respectively. The daily average outstanding amount of total letters of credit during the three months ended March 28, 2015, and March 29, 2014, was $15,713 and $14,201, respectively.
The Company also has an unsecured $20,000 Canadian ("CAD") revolving credit facility for its operations in Canada. Borrowings are payable on demand with interest payable monthly. This credit facility permits the issuance of letters of credit up to $10,000 CAD in the aggregate, which reduces the overall available credit limit. There were no amounts outstanding at March 28, 2015, December 27, 2014, or March 29, 2014.
At March 28, 2015, the Company was in compliance with the financial covenant requirements of its $775,000 credit agreement with a fixed charge coverage ratio of 8.58 to 1 (minimum requirement is 2.00 to 1), a leverage ratio of 1.24 to 1 (requirement is no more than 3.00 to 1), and a consolidated net worth that was $634,951 in excess of the minimum. At March 28, 2015, the Company was in compliance with all financial covenants under its credit agreements and unsecured notes. We anticipate that we will continue to be in compliance with all financial covenants under our credit agreements and unsecured notes through at least the next 12 months.

7.     INCOME TAXES

A reconciliation of the statutory federal income tax rate to the effective income tax rate was as follows for the periods presented.

	Three Months Ended
	March 28, 2015	March 29, 2014

Statutory federal rate	35.0%	35.0%
State income taxes, net of federal tax benefit	2.2	1.7
Other nondeductible items	0.2	0.3
Tax exempt interest income	(0.4)	(0.5)
Rate differential on foreign income	(1.4)	(0.7)
Change in unrecognized tax benefits	0.4	(1.4)
Deferred tax asset valuation allowance	0.8	—
Other, net	0.2	—
Effective income tax rate	37.0%	34.4%
The increase in our effective tax rate for the three months ended March 28, 2015, compared to the three months ended March 29, 2014, was primarily due to an increase in our state effective tax rate, an increase in unrecognized tax benefits, and a deferred tax asset valuation allowance related to Canada taxable net operating losses.
As of March 28, 2015, cash and cash equivalents held by our foreign subsidiaries totaled $34,522. Our intent is to permanently reinvest these funds outside the United States for capital expansion. Based on the Company's current projected capital needs and the current amount of cash and cash equivalents held by our foreign subsidiaries, we do not anticipate incurring any material tax costs beyond our accrued tax position in connection with any repatriation, but we may be required to accrue for unanticipated additional tax costs in the future if our expectations or the amount of cash held by our foreign subsidiaries change.

CABELA'S INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands Except Share and Per Share Amounts)
(Unaudited)

The Company has paid a total of $103,418 in deposits for federal taxes related to prior period uncertain tax positions. These deposits were classified as a current asset included in income taxes receivable and deferred income taxes in the condensed consolidated balance sheets.

The Company's tax years 2007 through 2011 are under examination by the Internal Revenue Service ("IRS"). In late 2012, the IRS issued a revenue agent report summarizing its determination of the adjustments required to the 2007 and 2008 income tax returns. We disagree with the adjustments made by the IRS in their revenue agent report and are currently appealing the adjustments. We expect the appeals process for the 2007 and 2008 tax years to be completed in 2015. We do not expect the examination and related appeal for the 2009, 2010, and 2011 tax years to be completed within the next 12 months. We have reserved for potential adjustments for income taxes that may result from examinations by the tax authorities, and we believe that the final outcome of these examinations or agreements will not have a material effect on the Company's financial condition, results of operations, or cash flows.
At March 28, 2015, unrecognized tax benefits totaling $46,558 and $59,698 were included in current liabilities (accrued expenses and other liabilities) and in other long-term liabilities, respectively, in our condensed consolidated balance sheets, compared to a total of $66,996 at March 29, 2014, that was included in other long-term liabilities. At December 27, 2014, unrecognized tax benefits totaling $46,317 and $55,562 were included in current liabilities (accrued expenses and other liabilities) and in other long-term liabilities, respectively, in our condensed consolidated balance sheets. The changes comparing the respective periods were due primarily to our assessments of uncertain tax positions related to prior period tax positions. Since the Company is routinely under audit by various taxing authorities, and the Company expects to resolve the tax issues at appeals for the 2007 and 2008 examination years in 2015, it is reasonably possible that the amount of unrecognized tax benefits will change during the next 12 months. However, we do not expect the change, if any, to have a material effect on the Company's consolidated financial condition or results of operations within the next 12 months.

8.     COMMITMENTS AND CONTINGENCIES

The Company leases various buildings, computer and other equipment, and storage space under operating leases which expire on various dates through January 2041. Rent expense on these leases, as well as other month to month rentals, was $5,104 in the three ended March 28, 2015, compared to $4,148 in the three months ended March 29, 2014.
The following is a schedule of future minimum rental payments under operating leases at March 28, 2015:

For the nine months ending January 2, 2016	$20,109
For the fiscal years ending:
2016	23,781
2017	23,619
2018	23,322
2019	22,848
Thereafter	297,146
Total	$410,825
The Company leases six retail stores and owns 20 stores subject to ground leases. Certain of these leases include tenant allowances that are amortized over the life of the lease. No tenant allowances were received in either of the three months ended March 28, 2015, or March 29, 2014. The Company does not expect to receive any tenant allowances under leases during the remainder of 2015.

CABELA'S INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands Except Share and Per Share Amounts)
(Unaudited)

The Company has entered into real estate purchase, construction, and/or economic incentive agreements for various new retail store site locations. At March 28, 2015, the Company estimated it had total cash commitments of approximately $438,513 outstanding for projected expenditures related to the development, construction, and completion of new retail stores, a new distribution center, and corporate expansion. This amount excludes any estimated costs associated with new stores where the Company does not have a commitment as of March 28, 2015. We expect to fund these estimated capital expenditures over the next 12 months with funds from operations and borrowings.
Under various grant programs, state or local governments provide funding for certain costs associated with developing and opening a new retail store. Historically, the Company has received grant funding in exchange for commitments, such as assurance of agreed employment and wage levels at the retail store or that the retail store will remain open, made by the Company to the state or local government providing the funding. The commitments typically phase out over approximately five to 10 years. If the Company failed to maintain the commitments during the applicable period, the funds received may have to be repaid or other adverse consequences may arise, which could affect the Company's cash flows and profitability. At March 28, 2015, and March 29, 2014, the total amount of grant funding subject to a specific contractual remedy was $43,359 and $44,465, respectively. No grant funding subject to contractual remedy was received in the three months ended March 28, 2015, or March 29, 2014. At March 28, 2015, December 27, 2014, and March 29, 2014, the amount the Company had recorded in current liabilities in the condensed consolidated balance sheets relating to these grants was $22,634, $22,887, and $23,240, respectively.

The Company operates an open account document instructions program, which provides for Cabela's-issued letters of credit. We had obligations to pay participating vendors $74,887, $43,105, and $77,795 at March 28, 2015, December 27, 2014, and March 29, 2014, respectively.

The Financial Services segment enters into financial instruments with off-balance sheet risk in the normal course of business through the origination of unsecured credit card loans. Unsecured credit card accounts are commitments to extend credit and totaled $30,105,000, $30,491,000, and $25,529,000 at March 28, 2015, December 27, 2014, and March 29, 2014, respectively. These commitments are in addition to any current outstanding balances of a cardholder. Unsecured credit card loans involve, to varying degrees, elements of credit risk in excess of the amount recognized in the condensed consolidated balance sheets. The principal amounts of these instruments reflect the Financial Services segment's maximum related exposure. The Financial Services segment has not experienced and does not anticipate that all customers will exercise the entire available line of credit at any given point in time. The Financial Services segment has the right to reduce or cancel the available lines of credit at any time.

Litigation and Claims – The Company is party to various legal proceedings arising in the ordinary course of business. These actions include commercial, intellectual property, employment, regulatory, and product liability claims. Some of these actions involve complex factual and legal issues and are subject to uncertainties. The activities of WFB are subject to complex federal and state laws and regulations. WFB's regulators are authorized to conduct compliance examinations and impose penalties for violations of these laws and regulations and, in some cases, to order WFB to pay restitution. The Company cannot predict with assurance the outcome of the actions brought against it. Accordingly, adverse developments, settlements, or resolutions may occur and have a material effect on the Company's results of operations for the period in which such development, settlement, or resolution occurs. However, the Company does not believe that the outcome of any current legal proceedings will have a material effect on its results of operations, cash flows, or financial position taken as a whole.
On January 6, 2011, the Company received a Commissioner's charge from the Chair of the U. S. Equal Employment Opportunity Commission ("EEOC") alleging that the Company has discriminated against non-Whites on the basis of their race and national origin in recruitment and hiring. Although the Company disputes these allegations, the Company recently entered into preliminary settlement negotiations with the EEOC to resolve this matter. At the present time, the Company believes that it is probable that it will incur a loss related to the EEOC matter, but given the early stage of the settlement negotiations, the lack of any specific monetary demand from the EEOC, and the ongoing nature and complexity of this matter, the Company cannot reasonably estimate any loss or range of loss that may arise from this matter. Accordingly, the Company has not accrued a liability related to the EEOC matter. Although the Company does not presently believe that the EEOC matter will have a material effect on its business, given the inherent uncertainties in this situation, the Company can provide no assurance that this matter will not be material to its business in the future.

CABELA'S INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands Except Share and Per Share Amounts)
(Unaudited)

The Company is subject to an ongoing investigation by the SEC. The investigation concerns certain estimates, account reconciliations, and impairment charges, and their impact on reported financial results, that were recorded for the fiscal quarter ended September 29, 2012, and the fiscal year ended December 29, 2012. The Company believes its estimates, account reconciliations, and impairment charges were appropriate, timely, and in compliance with GAAP. The investigation also concerns the adequacy of the Company’s disclosures regarding the January 1, 2012, amended and restated intercompany agreement between the Company and WFB concerning the agreement’s effect on the Company’s merchandise margins in 2012. The Company believes that its disclosures regarding the January 1, 2012, amended and restated intercompany agreement were adequate. The Company and its personnel are continuing to fully cooperate with the SEC’s investigation and have provided documents, information, and testimony as requested. Although an SEC investigation is not an indication that any violation of law has occurred, the Company cannot predict the outcome of this inquiry. Accordingly, adverse developments, settlements, or resolutions may occur and have a material effect on the Company’s results of operations for the period in which such development, settlement, or resolution occurs. However, the Company does not believe that the outcome of this inquiry will have a material effect on its results of operations, cash flows, or financial position taken as a whole.

9.     STOCK-BASED COMPENSATION PLANS AND EMPLOYEE BENEFIT PLANS

Stock-Based Compensation – The Company recognized total stock-based compensation expense of $4,760 for the three months ended March 28, 2015, and $4,064 for the three months ended March 29, 2014. Compensation expense related to the Company's stock-based payment awards is recognized in selling, distribution, and administrative expenses in the condensed consolidated statements of income. At March 28, 2015, the total unrecognized deferred stock-based compensation balance for all equity awards issued, net of expected forfeitures, was $39,558, net of tax, which is expected to be amortized over a weighted average period of 3.2 years.

Employee Stock Plans – Awards granted under the Cabela's Incorporated 2013 Stock Plan (the "2013 Stock Plan") have a term of no greater than ten years from the grant date and become exercisable under the vesting schedule determined at the time of grant. As of March 28, 2015, the maximum number of shares available for awards under the 2013 Stock Plan was 2,684,784.

As of March 28, 2015, there were 1,228,015 awards outstanding under the 2013 Stock Plan and 2,095,477 awards outstanding under the Cabela's Incorporated 2004 Stock Plan. To the extent available, we will issue treasury shares for the exercise of stock options before issuing new shares.
Option Awards. During the three months ended March 28, 2015, there were 216,820 non-statutory stock options ("NSOs") granted to employees at an exercise price of $55.46 per share. These options have an eight-year term and vest over four years. In addition, on March 2, 2015, the Company also issued 64,000 premium-priced NSOs to its President and Chief Executive Officer at an exercise price of $63.78 (which was equal to 115% of the closing price of the Company's common stock on the New York Stock Exchange on March 2, 2015). The premium-priced NSOs vest in three equal annual installments beginning on March 2, 2017, and expire on March 2, 2023.

During the three months ended March 28, 2015, there were 423,289 options exercised. The aggregate intrinsic value of awards exercised was $22,893 and $14,121 during the three months ended March 28, 2015, and March 29, 2014, respectively. Based on the Company's closing stock price of $56.78 at March 28, 2015, the total number of in-the-money awards exercisable as of March 28, 2015, was 1,796,268.

Nonvested Stock and Stock Unit Awards. During the three months ended March 28, 2015, the Company issued 314,295 units of nonvested stock to employees at a weighted average fair value of $55.45 per unit. These nonvested stock units vest evenly over four years on the grant date anniversary based on the passage of time. On March 2, 2015, the Company also issued 58,075 units of performance-based restricted stock units to certain executives at a fair value of $55.46 per unit. These performance-based restricted stock units will begin vesting in four equal annual installments on March 2, 2016, if the performance criterion is achieved.

Employee Stock Purchase Plan – During the three months ended March 28, 2015, there were 17,942 shares issued under the Cabela's Incorporated 2013 Employee Stock Purchase Plan (the "2013 ESPP"). As of March 28, 2015, there were 1,878,189 shares of common stock authorized and available for issuance under the 2013 ESPP.

CABELA'S INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands Except Share and Per Share Amounts)
(Unaudited)

10.	STOCKHOLDERS' EQUITY AND DIVIDEND RESTRICTIONS

Retained Earnings – The most significant restrictions on the payment of dividends by the Company to stockholders are contained within the covenants under its revolving credit and unsecured senior notes purchase agreements. Also, Nebraska banking laws govern the amount of dividends that WFB can pay to Cabela’s. At March 28, 2015, the Company had unrestricted retained earnings of $226,699 available for dividends. However, the Company has never declared or paid any cash dividends on its common stock, and does not anticipate paying any cash dividends in the foreseeable future.

Accumulated Other Comprehensive Loss – The components of accumulated other comprehensive loss, net of related taxes, are as follows for the periods ended:

	March 28, 2015	December 27, 2014	March 29, 2014

Accumulated net unrealized holding gains on economic development bonds	$10,765	$9,521	$6,529
Cumulative foreign currency translation adjustments	(36,738)	(21,227)	(10,023)
Total accumulated other comprehensive loss	$(25,973)	$(11,706)	$(3,494)

Treasury Stock – The Company did not engage in any stock repurchase activity in any of the three fiscal months in the first fiscal quarter ended March 28, 2015. In April 2015, we announced our intent to repurchase up to 2,000,000 shares of our common stock in open market transactions through February 2016. This share repurchase program does not obligate us to repurchase any outstanding shares of our common stock, and the program may be limited or terminated at any time. There is no guarantee as to the exact number of shares that we will repurchase.

11.     EARNINGS PER SHARE

The following table reconciles the weighted average number of shares utilized in the earnings per share calculations for the periods presented.

	Three Months Ended
	March 28, 2015	March 29, 2014

Common shares – basic	71,272,064	70,766,568
Effect of incremental dilutive securities:
Stock options and nonvested stock units	331,511	991,465
Common shares – diluted	71,603,575	71,758,033

Stock options outstanding considered anti-dilutive excluded from calculation	446,712	650,780

CABELA'S INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands Except Share and Per Share Amounts)
(Unaudited)

12.     SUPPLEMENTAL CASH FLOW INFORMATION

The following table sets forth non-cash financing and investing activities and other cash flow information for the three months ended:

	March 28, 2015	March 29, 2014
Non-cash financing and investing activities:
Accrued property and equipment additions (1)	$33,866	$31,021
Depreciation adjustment reducing deferred grant income	—	(831)

Other cash flow information:
Interest paid (2)	$21,927	$22,463
Capitalized interest	(3,224)	(2,190)
Interest paid, net of capitalized interest	$18,703	$20,273
Income taxes paid, net of refunds	$23,783	$14,046

(1)	Accrued property and equipment additions are recognized in the condensed consolidated statements of cash flows in the period they are paid.

(2)	Includes interest from the Financial Services segment totaling $15,696 and $16,001, respectively.

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

•
Corporate Overhead and Other – unallocated shared-services costs, operations of various ancillary subsidiaries such as real estate development and travel, and segment eliminations. Unallocated shared-services costs include receiving, distribution, and storage costs of inventory, merchandising, and quality assurance costs, as well as corporate headquarters occupancy costs.

Segment assets are those directly used in or clearly allocable to an operating segment’s operations. Depreciation, amortization, and property and equipment expenditures are recognized in each respective segment. Major assets by segment include:

•
Retail – inventory in the retail stores; land, buildings, fixtures, and leasehold improvements; and goodwill. The amount of goodwill in the Retail segment totaled $2,805, $3,023, and $3,184 at March 28, 2015, December 27, 2014, and March 29, 2014, respectively. The change in the carrying value of goodwill between periods was due to foreign currency adjustments.

•	Direct – fixed assets and deferred catalog costs.

•
Financial Services – cash, credit card loans, restricted cash, receivables, fixtures, and other assets. Cash and cash equivalents of the Financial Services segment were $215,525, $49,294, and $421,575 at March 28, 2015, December 27, 2014, and March 29, 2014, respectively.

•
Corporate Overhead and Other – corporate headquarters and facilities, merchandise distribution inventory, shared technology infrastructure and related information technology systems, corporate cash and cash equivalents, economic development bonds, prepaid expenses, deferred income taxes, and other corporate long-lived assets.

Under an Intercompany Agreement, the Financial Services segment pays to the Retail and Direct segments a fixed license fee that includes 70 basis points on all originated charge volume of the Cabela's CLUB Visa credit card portfolio. In addition, among other items, the agreement requires the Financial Services segment to reimburse the Retail and Direct segments for certain promotional costs, which are recorded as a reduction to Financial Services segment revenue and as a reduction to merchandise costs associated with the Retail and Direct segments. Beginning in the second quarter of 2014, this reimbursement from our Financial Services segment to our Retail and Direct segments for certain promotional costs has been adjusted to eliminate in consolidation. Periods prior to the second quarter of 2014 have not been adjusted.
Also, if the total risk-based capital ratio of WFB is greater than 13% at any quarter end, the Financial Services segment must pay an additional license fee to the Retail and Direct business segments equal to 50% of the amount that the total risk-based capital ratio exceeds 13%. The total risk-based capital ratio of WFB did not exceed this 13% threshold at March 31, 2015, so no additional license fee was paid.

CABELA'S INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands Except Share and Per Share Amounts)
(Unaudited)

Financial information by segment is presented in the following table for the periods presented:

				Corporate Overhead and Other
			Financial Services
	Retail	Direct			Total
Three Months Ended March 28, 2015:
Merchandise sales	$524,175	$173,479	$—	$—	$697,654
Non-merchandise revenue:
Financial Services	—	—	118,436	—	118,436
Other	265	—	—	6,244	6,509
Total revenue before intersegment eliminations	524,440	173,479	118,436	6,244	822,599
Intersegment revenue eliminated in consolidation	—	—	4,477	—	4,477
Total revenue as reported	$524,440	$173,479	$122,913	$6,244	$827,076

Operating income (loss)	$55,555	$26,042	$48,477	$(85,541)	$44,533
Operating income as a percentage of revenue	10.6%	15.0%	40.9%	N/A	5.4%
Depreciation and amortization	$18,757	$1,231	$419	$10,814	$31,221
Assets	1,670,553	234,688	4,523,447	906,377	7,335,065
Property and equipment additions including accrued amounts	79,617	1	591	17,211	97,420

Three Months Ended March 29, 2014:
Merchandise sales	$440,781	$179,416	$—	$—	$620,197
Non-merchandise revenue:
Financial Services	—	—	98,578	—	98,578
Other	168	—	—	6,880	7,048
Total Revenue	$440,949	$179,416	$98,578	$6,880	$725,823

Operating income (loss)	$52,298	$33,130	$33,102	$(77,677)	$40,853
Operating income as a percentage of revenue	11.9%	18.5%	33.6%	N/A	5.6%
Depreciation and amortization	$15,215	$1,230	$380	$9,248	$26,073
Assets	1,423,827	175,717	4,215,139	803,943	6,618,626
Property and equipment additions including accrued amounts	82,586	68	327	21,789	104,770

CABELA'S INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands Except Share and Per Share Amounts)
(Unaudited)

The components and amounts of total revenue for the Financial Services segment were as follows for the periods presented:

	Three Months Ended
	March 28, 2015	March 29, 2014

Interest and fee income	$111,928	$94,219
Interest expense	(15,619)	(15,886)
Provision for loan losses	(13,230)	(12,714)
Net interest income, net of provision for loan losses	83,079	65,619
Non-interest income:
Interchange income	87,694	82,427
Other non-interest income	682	755
Total non-interest income	88,376	83,182
Less: Customer rewards costs	(48,542)	(50,223)
Financial Services revenue	$122,913	$98,578
The following table sets forth the percentage of our merchandise revenue contributed by major product categories for our Retail and Direct segments and in total for the three months ended March 28, 2015, and March 29, 2014.

	Retail		Direct		Total
	2015	2014	2015	2014	2015	2014
Product Category:
Hunting Equipment	52.3%	52.3%	37.5%	39.3%	48.7%	48.6%
General Outdoors	28.1	27.2	33.9	32.3	29.5	28.7
Clothing and Footwear	19.6	20.5	28.6	28.4	21.8	22.7
Total	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

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
Level 3 is comprised of financial instruments whose fair value is estimated based on internally developed models or methodologies utilizing significant inputs that are primarily unobservable from objective sources. At March 28, 2015, the financial instruments carried on our condensed consolidated balance sheets subject to fair value measurements consisted of economic development bonds and were classified as Level 3 for valuation purposes. For the three months ended March 28, 2015, and March 29, 2014, there were no transfers in or out of Levels 1, 2, or 3.
The table below presents changes in fair value of the economic development bonds measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the periods presented:

	Three Months Ended
	March 28, 2015	March 29, 2014

Balance, beginning of period	$82,074	$78,504
Total gains or losses:
Included in earnings - realized	—	—
Included in accumulated other comprehensive loss - unrealized	2,153	2,950
Valuation adjustments	—	—
Purchases, issuances, and settlements:
Purchases	—	—
Issuances	—	—
Settlements	(1,144)	(1,398)
Total	(1,144)	(1,398)
Balance, end of period	$83,083	$80,056
There were no other than temporary fair value adjustments of economic development bonds and no adjustments of deferred grant income related to economic development bonds in the three months ended March 28, 2015, or March 29, 2014.
We evaluate the recoverability of property and equipment, other property, and goodwill and other intangibles whenever indicators of impairment exist. This evaluation included existing store locations and future retail store sites. The Company did not recognize any impairment in the three months ended March 28, 2015, and March 29, 2014. However, during the three months ended March 29, 2014, a liability judgment relating to litigation on a breach of a retail store radius restriction was increased $1,062 pursuant to a supplemental court order. This increase to this liability, plus legal and other costs, resulted in the Company recording an increase to the carrying amount of the related retail store property through a reduction in deferred grant income. The additional depreciation adjustment that reduced the deferred grant income of this retail store property resulted in an increase in depreciation expense of $831 that was recognized in the three months ended March 29, 2014. This increase in depreciation expense was included in selling, distribution, and administrative expenses in the condensed consolidated statements of income and was recognized in the Retail segment. There was no additional depreciation expense adjustment recognized after March 29, 2014.

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

	March 28, 2015		December 27, 2014		March 29, 2014
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value

Financial Assets:
Credit card loans, net	$4,157,410	$4,157,410	$4,421,185	$4,421,185	$3,698,529	$3,698,529

Financial Liabilities:
Time deposits	813,022	818,939	806,056	857,327	940,141	940,058
Secured long-term obligations of the Trust	3,111,000	3,092,412	3,047,250	3,014,446	2,707,250	2,666,427
Long-term debt	671,501	689,812	499,715	521,212	549,009	586,356

15.    ACCOUNTING PRONOUNCEMENTS

Revenue from Contracts with Customers

In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2014-09 "Revenue from Contracts with Customers" (Topic 606) ("ASU 2014-09"). ASU 2014-09 is a comprehensive new revenue recognition model requiring a company to recognize revenue to depict the transfer of goods or services to a customer at an amount reflecting the consideration it expects to receive in exchange for those goods or services. In adopting ASU 2014-09, companies may use either a full retrospective or a modified retrospective approach. ASU 2014-09 is effective for the first interim period within annual reporting periods beginning after December 15, 2016, and early adoption is not permitted. Management is evaluating the provisions of this statement and has not determined what impact the adoption of ASU 2014-09 will have on the Company's financial position or results of operations.

Simplifying the Presentation of Debt Issuance Costs

In April 2015, the FASB issued Accounting Standards Update 2015-03, "Simplifying the Presentation of Debt Issuance Costs," ("ASU 2015-03"). ASU 2015-03 requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. ASU 2015-03 is effective for the first interim period for fiscal years beginning after December 15, 2015. Management is currently assessing the impact the adoption of ASU 2015-03 will have on the Company's consolidated financial statements and footnote disclosures.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

This report contains “forward-looking statements” that are based on our beliefs, assumptions, and expectations of future events, taking into account the information currently available to us. All statements other than statements of current or historical fact contained in this report are forward-looking statements within the meaning of the Private Securities Litigation Reform Act. The words “believe,” “may,” “should,” “anticipate,” “estimate,” “expect,” “intend,” “objective,” “seek,” “plan,” "confident," and similar statements are intended to identify forward-looking statements. Forward-looking statements involve risks and uncertainties that may cause our actual results, performance, or financial condition to differ materially from the expectations of future results, performance, or financial condition we express or imply in any forward-looking statements. These risks and uncertainties include, but are not limited to:

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

•
the outcome of litigation, administrative, and/or regulatory matters (including a Commissioner's charge we received from the Chair of the U. S. Equal Employment Opportunity Commission ("EEOC") in January 2011, the ongoing Securities and Exchange Commission (“SEC”) investigation, audits by tax authorities, and compliance examinations by the Federal Deposit Insurance Corporation ("FDIC"));

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

•
other risks, relevant factors, and uncertainties identified in our filings with the SEC (including the information set forth in the "Risk Factors" section of our Annual Report on Form 10-K for the fiscal year ended December 27, 2014, and in Part II, Item 1A, of this report), which filings are available at the SEC's website at www.sec.gov.

Given the risks and uncertainties surrounding forward-looking statements, you should not place undue reliance on these statements. Our forward-looking statements speak only as of the date of this report. Other than as required by law, we undertake no obligation to update or revise forward-looking statements, whether as a result of new information, future events, or otherwise.

The following discussion and analysis of financial condition, results of operations, liquidity, and capital resources should be read in conjunction with our audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 27, 2014, as filed with the SEC, and our unaudited interim condensed consolidated financial statements and the notes thereto appearing elsewhere in this report. Cabela's Incorporated and its wholly-owned subsidiaries are referred to herein as "Cabela's," "Company," "we," "our," or "us."

Critical Accounting Policies and Use of Estimates

Our critical accounting policies and use of estimates utilized in the preparation of the condensed consolidated financial statements as of March 28, 2015, remain unchanged from December 27, 2014.

Cabela's®

We are a leading specialty retailer, and the world's largest direct marketer, of hunting, fishing, camping, and related outdoor merchandise. We provide a quality service to our customers who enjoy an outdoor lifestyle by supplying outdoor products through our multi-channel retail business consisting of our Retail and Direct segments. Our Retail business segment currently consists of 67 stores, including the three new format stores that we opened in 2015 to date as follows:

•	Fort Mill, South Carolina, on March 12, 2015;

•	Berlin, Massachusetts, on March 26, 2015; and

•	Garner, North Carolina, on April 16, 2015.

We now have 60 stores located in the United States and seven in Canada with total retail square footage of 7.2 million.
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

Executive Overview

	Three Months Ended
	March 28, 2015	March 29, 2014	Increase (Decrease)	% Change

	(Dollars in Thousands Except Earnings Per Diluted Share)
Revenue:
Retail	$524,440	$440,949	$83,491	18.9%
Direct	173,479	179,416	(5,937)	(3.3)
Total	697,919	620,365	77,554	12.5
Financial Services	122,913	98,578	24,335	24.7
Other revenue	6,244	6,880	(636)	(9.2)
Total revenue	$827,076	$725,823	$101,253	14.0

Operating income	$44,533	$40,853	$3,680	9.0

Net income	$26,774	$25,749	$1,025	4.0

Earnings per diluted share	$0.37	$0.36	$0.01	2.8

Revenues presented in the table above are consistent with our presentation for total revenue as reported by segment. Revenues in the three months ended March 28, 2015, totaled $827 million, an increase of $101 million, or 14.0%, compared to the three months ended March 29, 2014.
The most significant factors contributing to the net increase of $78 million, or 12.5%, in total merchandise sales comparing the three months ended March 28, 2015, to the three months ended March 29, 2014, were:

•	An increase in Retail revenue from new stores of $89 million. Our new retail store formats continue to generate a higher sales per square foot compared to our legacy stores.

•	A decrease of $6 million, or 1.3%, in comparable store sales.

•
A decrease in Direct revenue of $6 million, or 3.3%, primarily due to a decrease in the hunting equipment product category, primarily due to a decrease in ammunition sales compared to the three months ended March 29, 2014, and expected cannibalization from our new retail store growth.

In addition, our Cabela's branded products continue to be a core focus for us, as we saw growth in Cabela's branded clothing and footwear and general outdoors categories in the three months ended March 28, 2015, compared to the three months ended March 29, 2014.
Financial Services revenue increased $24 million, or 24.7%, in the three months ended March 28, 2015, compared to the three months ended March 29, 2014, primarily due to increases in interest and fee income and interchange income.

Total operating income increased $4 million, or 9.0%, in the three months ended March 28, 2015, compared to the three months ended March 29, 2014, and operating income as a percentage of revenue decreased 20 basis points over the same period. The increase in total operating income was primarily attributable to increases in revenue from our Financial Services and Retail segments, partially offset by an increase in selling, distribution, and administrative expenses and a decrease in revenue from our Direct segment. The decrease in total operating income as a percentage of total revenue was due to an increase in selling, distribution, and administrative expenses and a decrease in revenue from our Direct business segment.

Selling, distribution, and administrative expenses increased in the three months ended March 28, 2015, compared to the three months ended March 29, 2014, primarily due to additional costs from increases in the number of new stores and costs in related support areas. We are focusing on expense management throughout the Company and have implemented many expense reduction efforts that will benefit fiscal 2015 and that should continue to benefit operating income in upcoming periods. We plan to continue our retail expansion, our omni-channel initiatives, and our Cabela’s branded product investments as we focus on expense controls consistent with our business performance. We will continue to manage our operating costs accordingly through fiscal 2015.
Our vision is to be the best omni-channel retail company in the world by creating intense customer loyalty for our outdoor brand. We are concentrating on the following strategies to achieve our vision:

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

We offer our customers integrated opportunities to access and use our retail store, e-commerce websites (Cabelas.com and Cabelas.ca), and catalog channels. Our in-store pick-up program allows customers to order products through our websites, store kiosks, and catalogs and have them delivered to the retail store of their choice without incurring shipping costs, thereby helping to increase foot traffic in our stores. Conversely, increasing our number of retail stores introduces customers to our websites and catalog channels. We are capitalizing on our omni-channel model by building on the strengths of each channel, primarily through improvements in our merchandise planning system. This system, along with our replenishment system, allows us to identify the correct product mix in each of our retail stores, maintain the proper inventory levels to satisfy customer demand in both our Retail and Direct business channels, and improve our distribution efficiencies. We continued to enhance our omni-channel efforts through greater use of digital marketing and to make improvements to our mobile platform. In addition, we completed our omni-channel fulfillment rollout, whereby we have added our retail stores to our distribution network so customers who order through our call centers or website are no longer solely dependent upon the stock we have in our distribution centers.

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

Our merchandise gross profit increased $18 million, or 8.4%, to $231 million in the three months ended March 28, 2015, compared to the three months ended March 29, 2014, primarily due to an increase in sales across all major product categories. Our merchandise gross margin as a percentage of merchandise revenue decreased 120 basis points to 33.2% in the three months ended March 28, 2015, compared to the three months ended March 29, 2014, primarily due to an adjustment in the presentation of reimbursement between segments for certain promotional costs totaling $4 million and increased sales discounts and markdowns, each of which had an impact of approximately 60 basis points. The effect of the reimbursement adjustment resulted in an increase in Financial Services revenue and an increase in merchandise cost of sales by the same amount.

Retail segment results for the three months ended March 28, 2015, compared to the three months ended March 29, 2014, were as follows:

•	revenue increased $83 million, or 18.9%;

•	operating income increased $3 million, or 6.2%;

•	operating income as a percentage of Retail segment revenue decreased 130 basis points to 10.6%; and

•	comparable store sales for United States locations only decreased 0.4% and on a consolidated basis decreased 1.3%.

Our new format stores are more productive and generate higher sales per square foot and higher returns compared to our legacy stores, which helps to increase our return on invested capital. It is expected that the planned openings of future stores will continue to generate a higher profit per square foot compared to the legacy store base. With this strong new store performance, retail store expansion remains on track with plans to increase retail square footage approximately one million square feet annually over the next several years. Our total retail store square footage at the end of 2014 was 6.9 million square feet. For 2015, we plan to open 13 stores with over one million square feet of retail space, which equates to approximately 15% square footage growth over 2014.
We have opened three new retail stores in 2015 to date. The additional 10 new format retail stores we plan to open during the remainder of 2015 are located as follows:

•
Sun Prairie, Wisconsin; Fort Oglethorpe, Georgia; Ammon, Idaho; Moncton, New Brunswick, Canada; Noblesville, Indiana; West Chester, Ohio; Oklahoma City, Oklahoma; Huntsville, Alabama; Bristol, Virginia; and Calgary, Alberta, Canada.

Beyond 2015, as we continue our pace of new store openings, we expect to see more stores in smaller markets. The following communities have been announced as new store locations beyond 2015:

•
Short Pump, Virginia; Lexington, Kentucky; Woodbury, New York; League City, Texas; Ottawa, Ontario, Canada; Farmington, Utah; Gainesville, Virginia; Centerville, Ohio; Abbotsford, British Columbia, Canada; and Avon, Ohio.

We are building a 600,000 square foot distribution center in Tooele, Utah, to support our growth. We expect to have this distribution center operational by July 2015. We also lease a 325,000 square foot distribution center in Tooele, Utah, that we anticipate will be in use through the opening of our new distribution center. In June 2014, we announced the transition to a third-party logistics provider for our distribution needs in Canada. As a result of this transition, we closed our distribution center in Winnipeg, Manitoba, in March 2015 and the third-party logistics provider now processes our Canada merchandise at a Calgary, Alberta, distribution center.

We continue to improve our customers' digital shopping experiences on Cabelas.com and via mobile devices as we strive to provide a best-in-class level of service to our customers. Our marketing focus continues to be on developing a seamless omni-channel experience for our customers regardless of their transaction channel. Our digital transformation continues with efforts around enhancing our website to support the Direct business. The amount of traffic coming through mobile devices is growing significantly. As a result, we continue to utilize best-in-class technology to improve our customers' digital shopping experiences and build on the advances we have made to capitalize on the variety of ways customers are shopping at Cabela's today, including the adoption of a new payment technology for our CLUB cardholders in the first quarter of 2015 and a new simplified checkout that was implemented across all device platforms in the fourth quarter of 2014. We have seen successes in our social marketing initiatives, as well as with our omni-channel marketing efforts and retail expansion, which have resulted in an increase in the number of new customers, as well as in customer engagement with a consistent experience across all channels.

We continue to make progress in our print-to-digital transformation. We believe that mobile marketing and social networking technologies will continue to build our brand, build our customer databases, and enhance the management of contacts with our customers. We are continuing to transform our legacy catalog business into an omni-channel enterprise supporting digital, e-commerce, and mobile capabilities while optimizing the customer experience with our growing retail footprint. We continue to evaluate our print programs and strategies by balancing the optimal mix of print advertising with new emerging digital technologies.

Direct segment results for the three months ended March 28, 2015, compared to the three months ended March 29, 2014, were as follows:

•	revenue decreased $6 million;

•	operating income decreased $7 million, or 21.4%; and

•	operating income as a percentage of Direct segment revenue decreased 350 basis points to 15.0%.
The decrease in Direct revenue comparing the respective periods was primarily due to a decrease in the hunting equipment product category, primarily due to a decrease in ammunition sales compared to the three months ended March 29, 2014, and expected cannibalization from new retail store growth.
Cabela's CLUB continues to manage credit card delinquencies and charge-offs below industry average by adhering to our conservative underwriting criteria and active account management. Comparing Cabela's CLUB results for the three months ended March 28, 2015, to the three months ended March 29, 2014:

•	Financial Services revenue increased $24 million, or 24.7%;

•	the average number of active accounts increased 7.0%, to 1.9 million, and the average balance per active account increased 5.0%;

•	the average balance of our credit card loans increased 12.3%, to $4.2 billion; and

•	net charge-offs as a percentage of average credit card loans decreased 27 basis points to 1.53%.

During the three months ended March 28, 2015, the Financial Services segment completed a term securitization totaling $375 million and extended its $225 million variable funding facility originally scheduled to mature in March 2015 for an additional 31 days. On April 23, 2015, the Trust increased this variable funding facility to $300 million and extended the maturity date from April 2015 to March 2018.
Current Business Environment

Macroeconomic Environment – In 2014, and continuing in the first quarter of fiscal 2015, we experienced a challenging consumer environment across all business channels. To address these issues, we increased our promotional activity, adjusted our marketing spending, and continued to implement operating expense controls to levels consistent with how our business was performing. We will continue to manage our operating costs accordingly in future periods. The Financial Services segment continues to monitor developments in the securitization and certificates of deposit markets to ensure adequate access to liquidity. We also expect our charge-off rates and delinquency levels to remain below industry averages.

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
Operations Review
The three months ended March 28, 2015, and March 29, 2014, each consisted of 13 weeks. Our operating results expressed as a percentage of revenue were as follows for the periods presented.

	Three Months Ended
	March 28, 2015	March 29, 2014

Revenue	100.00%	100.00%
Cost of revenue	56.40	56.21
Gross profit (exclusive of depreciation and amortization)	43.60	43.79
Selling, distribution, and administrative expenses	38.22	38.16
Operating income	5.38	5.63
Other income (expense):
Interest expense, net	(0.45)	(0.51)
Other income, net	0.21	0.29
Total other income (expense), net	(0.24)	(0.22)
Income before provision for income taxes	5.14	5.41
Provision for income taxes	1.90	1.86
Net income	3.24%	3.55%

Results of Operations - Three Months Ended March 28, 2015, Compared to March 29, 2014

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
Our retail stores are included in our distribution network through the omni-channel fulfillment process. Therefore, we ship products to our customers from both our distribution centers and our retail stores, so customers who order through our call centers or website are no longer solely dependent upon the stock we have in our distribution centers.

Comparisons and analysis of our revenues are presented below for the three months ended:

	March 28, 2015		March 29, 2014		Increase (Decrease)	% Change
		%		%
	(Dollars in Thousands)

Retail	$524,440	63.4%	$440,949	60.8%	$83,491	18.9%
Direct	173,479	21.0	179,416	24.7	(5,937)	(3.3)
Financial Services	122,913	14.9	98,578	13.6	24,335	24.7
Other	6,244	0.7	6,880	0.9	(636)	(9.2)
Total	$827,076	100.0%	$725,823	100.0%	$101,253	14.0

Product Sales Mix – The following table sets forth the percentage of our merchandise revenue contributed by major product categories for our Retail and Direct segments and in total for the three months ended March 28, 2015, and March 29, 2014.

	Retail		Direct		Total
	2015	2014	2015	2014	2015	2014

Hunting Equipment	52.3%	52.3%	37.5%	39.3%	48.7%	48.6%
General Outdoors	28.1	27.2	33.9	32.3	29.5	28.7
Clothing and Footwear	19.6	20.5	28.6	28.4	21.8	22.7
Total	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

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

Retail Revenue – Retail revenue increased $83 million, or 18.9%, in the three months ended March 28, 2015, compared to the three months ended March 29, 2014, primarily due to an increase of $89 million in revenue from the addition of new retail stores. Our new retail store formats continue to generate a higher sales per square foot compared to our legacy stores. The increase in retail revenue from new retail stores was partially offset by a decrease in comparable store sales of $6 million.
Comparable store sales and analysis are presented below for the three months ended:

	March 28, 2015	March 29, 2014	Increase (Decrease)	% Change
	(Dollars in Thousands)

Comparable stores sales on a consolidated basis	$420,432	$425,954	$(5,522)	(1.3)%
Comparable stores sales - United States stores only	403,135	404,744	(1,609)	(0.4)
 Comparable store sales were lower overall in the clothing and footwear and hunting equipment product categories comparing the three months ended March 28, 2015, to the three months ended March 29, 2014, and were partially offset by an increase in the general outdoors product category.

Direct Revenue – Direct revenue decreased $6 million, or 3.3%, in the three months ended March 28, 2015, compared to the three months ended March 29, 2014. The decrease in Direct revenue was primarily due to a decrease in the hunting equipment product category, mostly due to a decrease in sales of ammunition and other shooting related products compared to the three months ended March 29, 2014, and expected cannibalization from our new retail store growth.

Financial Services Revenue – The following table sets forth the components of Financial Services revenue for the three months ended:

	March 28, 2015	March 29, 2014	Increase (Decrease)	% Change
	(Dollars in Thousands)

Interest and fee income	$111,928	$94,219	$17,709	18.8%
Interest expense	(15,619)	(15,886)	(267)	(1.7)
Provision for loan losses	(13,230)	(12,714)	516	4.1
Net interest income, net of provision for loan losses	83,079	65,619	17,460	26.6
Non-interest income:
Interchange income	87,694	82,427	5,267	6.4
Other non-interest income	682	755	(73)	(9.7)
Total non-interest income	88,376	83,182	5,194	6.2
Less: Customer rewards costs	(48,542)	(50,223)	(1,681)	(3.3)
Financial Services revenue	$122,913	$98,578	$24,335	24.7

Financial Services revenue increased $24 million, or 24.7%, for the three months ended March 28, 2015, compared to the three months ended March 29, 2014. The increase in interest and fee income of $18 million was due to increases in credit card loans and the revolving rate. The increase in interchange income of $5 million was due to increases in credit card purchases and the interchange rate. Customer rewards costs decreased $2 million due to the adjustment in the presentation of reimbursements between segments for certain promotional costs totaling $4 million for the three months ended March 28, 2015. The impact of this reimbursement adjustment resulted in an increase in Financial Services revenue and an increase in merchandise cost of sales by the same amount. This presentation will be ongoing and had no impact on consolidated operating income or earnings per diluted share.

The following table sets forth the components of Financial Services revenue as a percentage of average total credit card loans, including any accrued interest and fees, for the three months ended:

	March 28, 2015	March 29, 2014

Interest and fee income	10.6%	10.0%
Interest expense	(1.5)	(1.7)
Provision for loan losses	(1.3)	(1.4)
Interchange income	8.3	8.8
Other non-interest income	0.1	0.1
Customer rewards costs	(4.6)	(5.3)
Financial Services revenue	11.6%	10.5%

Key statistics reflecting the performance of Cabela's CLUB are shown in the following chart for the three months ended:

	March 28, 2015	March 29, 2014	Increase (Decrease)	% Change
	(Dollars in Thousands Except Average Balance per Active Account )

Average balance of credit card loans (1)	$4,220,546	$3,757,216	$463,330	12.3%
Average number of active credit card accounts	1,886,045	1,762,782	123,263	7.0
Average balance per active credit card account (1)	$2,238	$2,131	$107	5.0
Purchases on credit card accounts, net	4,477,012	4,255,757	221,255	5.2
Net charge-offs on credit card loans (1)	16,176	16,919	(743)	(4.4)
Net charge-offs as a percentage of average credit card loans (1)	1.53%	1.80%	(0.27)%

(1) Includes accrued interest and fees
The average balance of credit card loans increased to $4.2 billion, or 12.3%, for the three months ended March 28, 2015, compared to the three months ended March 29, 2014, due to increases in the number of active accounts and the average balance per account. We define an active credit card account as any account with an outstanding debit or credit balance at the end of any respective month. The average number of active accounts increased to 1.9 million, or 7.0%, compared to the three months ended March 29, 2014, due to our successful marketing efforts in new account acquisitions. Net charge-offs as a percentage of average credit card loans decreased to 1.53% for the three months ended March 28, 2015, down 27 basis points compared to the three months ended March 29, 2014, due to improvements in the quality of our credit card portfolio evidenced by continued low delinquencies, an increase in recovery rates, and a continued decrease in outstanding loan balances in our restructured loan portfolio. The calculation of net charge-offs is also impacted by an increase in the average balance of credit card loans. In addition, first quarter recovery rates were positively impacted due to the acceleration of the timing of a sale of charged-off loans, which resulted in a 16 basis point reduction in the charge-off rate. See “Asset Quality of Cabela's CLUB” in this report for additional information on trends in delinquencies and non-accrual loans and analysis of our allowance for loan losses.

Other Revenue

Other revenue was $7 million in both the three months ended March 28, 2015, and the three months ended March 29, 2014.

Merchandise Gross Profit

Merchandise gross profit is defined as merchandise sales, including shipping fees charged to customers, less the costs of related merchandise sold and shipping costs. Comparisons of merchandise gross profit and merchandise gross profit as a percentage of merchandise sales for our operations, year over year, and to the retail industry in general, are impacted by:

•	shifts in customer preferences;

•	retail store, distribution, and warehousing costs (including depreciation and amortization), which we exclude from our cost of revenue;

•	royalty fees we include in merchandise sales for which there are no costs of revenue;

•	customer service related revenue we include in merchandise sales for which there are no costs of revenue; and

•	shipping costs we include in cost of revenue.

Comparisons and analysis of our merchandise gross profit on merchandise sales are presented below for the three months ended:

	March 28, 2015	March 29, 2014	Increase (Decrease)	% Change
	(Dollars in Thousands)

Merchandise sales	$697,654	$620,197	$77,457	12.5%
Merchandise gross profit	231,435	213,554	17,881	8.4
Merchandise gross profit as a percentage of merchandise sales	33.2%	34.4%	(1.2)%

Our merchandise gross profit increased $18 million, or 8.4%, to $231 million in the three months ended March 28, 2015, compared to the three months ended March 29, 2014, primarily due to new retail store growth.

Our merchandise gross margin as a percentage of merchandise revenue decreased 120 basis points to 33.2% in the three months ended March 28, 2015, compared to the three months ended March 29, 2014, primarily due to an adjustment in the presentation of reimbursement between segments for certain promotional costs totaling $4 million and increased sales discounts and markdowns, each of which had an impact of approximately 60 basis points. The effect of the reimbursement adjustment resulted in an increase in Financial Services revenue and an increase in merchandise cost of sales by the same amount. This presentation will be ongoing and had no impact on consolidated operating income or earnings per diluted share.
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

Comparisons and analysis of our selling, distribution, and administrative expenses are presented below for the three months ended:

	March 28, 2015	March 29, 2014	Increase (Decrease)	% Change
	(Dollars in Thousands)

Selling, distribution, and administrative ("SD&A") expenses	$316,104	$277,005	$39,099	14.1%
SD&A expenses as a percentage of total revenue	38.2%	38.2%	—%
Retail store pre-opening costs	$7,008	$6,877	$131	1.9

Selling, distribution, and administrative expenses increased $39 million, or 14.1%, in the three months ended March 28, 2015, compared to the three months ended March 29, 2014. Selling, distribution, and administrative expenses increased primarily due to additional costs from increases in the number of new stores and costs in related support areas. We continue to focus on expense management throughout the Company and have implemented many expense reduction efforts that have shown benefits in the three months ended March 28, 2015, and should continue to benefit operating income in upcoming periods.
The most significant factors contributing to the changes in selling, distribution, and administrative expenses in the three months ended March 28, 2015, compared to the three months ended March 29, 2014, included:

•	an increase of $21 million in employee compensation, benefits, and contract labor primarily due to increases in the number of new stores and costs in related support areas;

•
an increase of $10 million in building costs and depreciation primarily due to additional costs from increases in the number of new stores and to the operations and maintenance of our existing retail stores as well as corporate offices; and

•
an increase of $4 million in advertising and promotional costs as we continued our promotional activity into the first quarter of fiscal 2015 that we initiated in the fourth quarter of 2014 in an effort to increase sales.

Significant changes in our consolidated selling, distribution, and administrative expenses related to specific business segments included the following:
Retail Segment:

•	An increase of $13 million in employee compensation, benefits, and contract labor primarily due to the opening of new retail stores.

•	An increase of $9 million in building costs and depreciation primarily related to the operations and maintenance of our new and existing retail stores.

•	An increase of $4 million in advertising and promotional costs.

Direct Segment:

•	No significant changes.

Financial Services Segment:

•	An increase of $2 million in employee compensation, benefits, and contract labor to support the growth of credit card operations.

Corporate Overhead, Distribution Centers, and Other:

•
An increase of $6 million in employee compensation, benefits, and contract labor primarily due to expansion of our distribution network to support our Direct and Retail segments and an increase in incentive compensation.

•	An increase of $1 million in building costs primarily related to the operations and maintenance of our corporate office to support operational growth.

In June 2014, we announced the transition to a third-party logistics provider for our distribution needs in Canada and in March 2015 we closed our distribution center in Winnipeg, Manitoba. The third-party logistics provider now processes our Canada merchandise at a Calgary, Alberta, distribution center. During the three months ended March 28, 2015, we incurred approximately $1 million of incremental costs related to the transition to the third-party logistics provider. We do not expect to incur substantial incremental costs in future periods.

We evaluate the recoverability of economic development bonds, property (including existing store locations and future retail store sites), equipment, other property, and goodwill and other intangibles whenever indicators of impairment exist. We did not recognize any impairment during the three months ended March 28, 2015, or March 29, 2014.

During the three months ended March 29, 2014, a liability judgment relating to litigation on a breach of a retail store radius restriction was increased $1 million pursuant to a supplemental court order. This increase to this liability, plus legal and other costs, resulted in the Company recording an increase to the carrying amount of the related retail store property through a reduction in deferred grant income. The additional depreciation adjustment that reduced the deferred grant income of this retail store property resulted in an increase in depreciation expense of $1 million that was recognized in the three months ended March 29, 2014. This increase in depreciation expense was included in selling, distribution, and administrative expenses in the condensed consolidated statements of income and was recognized in the Retail segment. There was no additional depreciation expense adjustment recognized after March 29, 2014.
Operating Income

Operating income is revenue less cost of revenue; selling, distribution, and administrative expenses; and impairment and restructuring charges. Operating income for our merchandise business segments excludes costs associated with operating expenses of distribution centers, procurement activities, and other corporate overhead costs.
Comparisons and analysis of operating income are presented below for the three months ended:

	March 28, 2015	March 29, 2014	Increase (Decrease)	% Change
	(Dollars in Thousands)

Total operating income	$44,533	$40,853	$3,680	9.0%
Total operating income as a percentage of total revenue	5.4%	5.6%	(0.2)%

Operating income by business segment:
Retail	$55,555	$52,298	$3,257	6.2
Direct	26,042	33,130	(7,088)	(21.4)
Financial Services	48,477	33,102	15,375	46.4

Operating income as a percentage of segment revenue:
Retail	10.6%	11.9%	(1.3)%
Direct	15.0	18.5	(3.5)
Financial Services	40.9	33.6	7.3
Total operating income increased $4 million, or 9.0%, in the three months ended March 28, 2015, compared to the three months ended March 29, 2014. The increase in total operating income was primarily attributable to increases in revenue from our Financial Services and Retail segments, partially offset by an increase in selling, distribution, and administrative expenses and a decrease in revenue from our Direct segment. Total operating income as a percentage of total revenue decreased 20 basis points in the three months ended March 28, 2015, compared to the three months ended March 29, 2014. The decrease in total operating income as a percentage of total revenue was driven by an increase in selling, distribution, and administrative expenses and a decrease in revenue from our Direct business segment. Selling, distribution, and administrative expenses increased in the three months ended March 28, 2015, compared to the three months ended March 29, 2014, primarily due to additional costs from increases in the number of new stores and costs in related support areas. We plan to continue our retail expansion, our omni-channel initiatives, and our Cabela’s branded product investments as we focus on expense controls consistent with our business performance. We will continue to manage our operating costs accordingly through fiscal 2015.

Under an Intercompany Agreement, the Financial Services segment pays to the Retail and Direct business segments a fixed license fee that includes 70 basis points on all originated charge volume of the Cabela's CLUB Visa credit card portfolio. In addition, among other items, the agreement requires the Financial Services segment to reimburse the Retail and Direct segments for certain promotional costs, which are recorded as a reduction to Financial Services segment revenue and as a reduction to merchandise costs associated with the Retail and Direct segments. Beginning in the second quarter of 2014, this reimbursement from our Financial Services segment to our Retail and Direct segments for certain promotional costs has been adjusted to eliminate in consolidation. Periods prior to the second quarter of 2014 have not been adjusted. Also, if the total risk-based capital ratio of WFB is greater than 13% at any quarter end, the Financial Services segment must pay an additional license fee to the Retail and Direct business segments equal to 50% of the amount that the total risk-based capital ratio exceeds 13%. At March 31, 2015, the total risk-based capital ratio of WFB did not exceed this 13% threshold, so no additional license fee was paid.

Total fees paid under the Intercompany Agreement by the Financial Services segment to these two segments increased $3 million in the three months ended March 28, 2015, compared to the three months ended March 29, 2014; a $5 million increase to the Retail segment and a $2 million decrease to the Direct segment.

Interest (Expense) Income, Net

Interest expense, net of interest income, was $4 million in both the three months ended March 28, 2015, and the three months ended March 29, 2014. We incur interest expense on our revolving credit facilities, our long-term debt, and on the balance of unrecognized tax benefits. The amount of interest capitalized increased $1 million comparing the respective periods primarily due to the increase in our number of stores. However, the increase in the amount of interest capitalized comparing the respective periods was offset by increases in interest expense in the three months ended March 28, 2015, due to higher outstanding balances on our revolving credit facility during the three months ended March 28, 2015, compared to the three months ended March 29, 2014.

Other Non-Operating Income, Net
Other non-operating income was $2 million in both the three months ended March 28, 2015, and the three months ended March 29, 2014. This income is primarily from interest earned on our economic development bonds.

Provision for Income Taxes
Our effective tax rate was 37.0% for the three months ended March 28, 2015, compared to 34.4% for the three months ended March 29, 2014. The increase in our effective tax rate comparing the respective periods was primarily due to an increase in our state effective tax rate, an increase in unrecognized tax benefits, and a deferred tax asset valuation allowance related to Canada taxable net operating losses. The balance of unrecognized tax benefits totaled $106 million at March 28, 2015, with $46 million classified in accrued expenses and other liabilities and $60 million in long-term liabilities in our condensed consolidated balance sheet, compared to a total of $67 million at March 29, 2014, classified in other long-term liabilities.

Asset Quality of Cabela's CLUB

Delinquencies and Non-Accrual

We use the scores of Fair Isaac Corporation ("FICO"), a widely-used metric for assessing an individual's credit rating, as the primary credit quality indicator. The median FICO score of our credit cardholders was 795 at March 28, 2015, and December 27, 2014, compared to 794 at March 29, 2014.

The following table reports delinquencies, including any delinquent non-accrual and restructured credit card loans, as a percentage of our credit card loans, including any accrued interest and fees, in a manner consistent with our monthly external reporting at the periods ended:

	March 28, 2015	December 27, 2014	March 29, 2014
Number of days delinquent:
Greater than 30 days	0.71%	0.68%	0.68%
Greater than 60 days	0.43	0.41	0.41
Greater than 90 days	0.23	0.22	0.22
The table below shows delinquent, non-accrual, and restructured loans as a percentage of our credit card loans, including any accrued interest and fees, at the periods ended:

	March 28, 2015	December 27, 2014	March 29, 2014
Number of days delinquent and still accruing (excludes non-accrual and restructured loans which are presented below):
Greater than 30 days	0.62%	0.58%	0.56%
Greater than 60 days	0.38	0.35	0.33
Greater than 90 days	0.20	0.19	0.18

Non-accrual	0.13	0.11	0.15
Restructured	0.70	0.69	0.96

Allowance for Loan Losses and Charge-offs
The following table shows the activity in our allowance for loan losses and charge-off activity for the periods presented:

	Three Months Ended
	March 28, 2015	March 29, 2014
	(Dollars in Thousands)

Balance, beginning of period	$56,572	$53,110
Provision for loan losses	13,230	12,714

Charge-offs	(20,989)	(19,965)
Recoveries	7,129	5,151
Net charge-offs	(13,860)	(14,814)
Balance, end of period	$55,942	$51,010

Net charge-offs on credit card loans	$(13,860)	$(14,814)
Charge-offs of accrued interest and fees (recorded as a reduction in interest and fee income)	(2,316)	(2,105)
Total net charge-offs including accrued interest and fees	$(16,176)	$(16,919)

Net charge-offs, including accrued interest and fees, as a percentage of average credit card loans, including accrued interest and fees	1.53%	1.80%

For the three months ended March 28, 2015, net charge-offs as a percentage of average credit card loans decreased to 1.53%, down 27 basis points compared to 1.80% for the three months ended March 29, 2014. Our charge-off levels remain well below industry averages. Our net charge-off rates and the percentage of the allowance for loan losses to our credit card portfolio have decreased due to improvements in the quality of our credit card portfolio evidenced by continued low delinquencies, an increase in recovery rates, and a continued decrease in outstanding loan balances in our restructured loan portfolio. The calculation of net charge-offs is also impacted by an increase in the average balance of credit card loans. In addition, first quarter recovery rates were positively impacted due to the acceleration of the timing of a sale of charged-off loans, which resulted in a 16 basis point reduction in the charge-off rate.

Liquidity and Capital Resources
 Overview
Our Retail and Direct segments and our Financial Services segment have significantly differing liquidity and capital needs. We believe that we will have sufficient capital available from cash on hand, our revolving credit facility, and other borrowing sources to fund our cash requirements and near-term growth plans for at least the next 12 months. At March 28, 2015, December 27, 2014, and March 29, 2014, cash on a consolidated basis totaled $268 million, $143 million, and $485 million, respectively, of which $216 million, $49 million, and $422 million, respectively, was cash at the Financial Services segment which is utilized to meet this segment's liquidity requirements. We evaluate the credit markets for securitizations and certificates of deposit to determine the most cost effective source of funds for the Financial Services segment. In 2015, the Financial Services segment intends to issue additional certificates of deposit and term securitizations. We believe that these liquidity sources are sufficient to fund the Financial Services segment's foreseeable cash requirements, including maturities, and near-term growth plans.

As of March 28, 2015, cash and cash equivalents held by our foreign subsidiaries totaled $35 million. Our intent is to permanently reinvest these funds outside the United States for capital expansion. The Company has not provided United States income taxes and foreign withholding taxes on the portion of undistributed earnings of foreign subsidiaries that the Company considers to be indefinitely reinvested outside of the United States as of the end of year 2014. If these foreign earnings were to be repatriated in the future, the related United States tax liability may be reduced by any foreign income taxes previously paid on these earnings. As of the year ended 2014, the cumulative amount of earnings upon which United States income taxes have not been provided was approximately $166 million. If those earnings were not considered indefinitely invested, the Company estimates that an additional income tax expense of approximately $33 million would be recorded. Based on the Company's current projected capital needs and the current amount of cash and cash equivalents held by our foreign subsidiaries, we do not anticipate incurring any material tax costs beyond our accrued tax position in connection with any repatriation, but we may be required to accrue for unanticipated additional tax costs in the future if our expectations or the amount of cash held by our foreign subsidiaries change.
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
Our credit agreement provides for an unsecured $775 million revolving credit facility and permits the issuance of letters of credit up to $75 million and swing line loans up to $30 million. The credit facility may be increased to $800 million subject to certain terms and conditions. The term of the credit facility expires on June 18, 2019. Advances under the credit facility will be used for the Company's general business purposes, including working capital support.
Our unsecured $775 million revolving credit facility and unsecured senior notes contain certain financial covenants, including the maintenance of minimum debt coverage, a fixed charge coverage ratio, a leverage ratio, and a minimum consolidated net worth standard. In the event that we failed to comply with these covenants, a default would trigger and all principal and outstanding interest would immediately be due and payable. At March 28, 2015, and March 29, 2014, we were in compliance with all financial covenants under our credit agreements and unsecured notes. We anticipate that we will continue to be in compliance with all financial covenants under our credit agreements and unsecured notes through at least the next 12 months.
We have an unsecured $20 million Canadian ("CAD") revolving credit facility for our operations in Canada. Borrowings are payable on demand with interest payable monthly. The credit facility permits the issuance of letters of credit up to $10 million CAD in the aggregate, which reduce the overall credit limit available under the credit facility.
In April 2015, we announced our intent to repurchase up to 2,000,000 shares of our common stock in open market transactions through February 2016. We did not engage in any stock repurchase activity in any of the three fiscal months in the first fiscal quarter ended March 28, 2015. This share repurchase program does not obligate us to repurchase any outstanding shares of our common stock, and the program may be limited or terminated at any time. There is no guarantee as to the exact number of shares that we will repurchase.
Financial Services Segment – The primary cash requirements of the Financial Services segment relate to the financing of credit card loans. These cash requirements will increase if our credit card originations increase or if our cardholders' balances or spending increase. The Financial Services segment sources operating funds in the ordinary course of business through various financing activities, which include funding obtained from securitization transactions, obtaining brokered and non-brokered certificates of deposit, borrowings under its federal funds purchase agreements, and generating cash from operations. During the three months ended March 28, 2015, the Financial Services segment completed a term securitization totaling $375 million and extended its $225 million variable funding facility originally scheduled to mature in March 2015 for an additional 31 days. On April 23, 2015, the Trust increased this variable funding facility to $300 million and extended the maturity date from April 2015 to March 2018. We believe that these liquidity sources are sufficient to fund the Financial Services segment's foreseeable cash requirements, including maturities, and near-term growth plans.

Operating, Investing, and Financing Activities
The following table presents changes in our cash and cash equivalents for the three months ended:

	March 28, 2015	March 29, 2014
	(In Thousands)

Net cash provided by (used in) operating activities	$515	$(56,058)
Net cash provided by investing activities	378,299	43,423
Net cash provided by (used in) financing activities	(249,954)	299,739

2015 versus 2014

Operating Activities – Cash from operating activities increased $57 million in the three months ended March 28, 2015, compared to the three months ended March 29, 2014, primarily due to a net change in cash expended of approximately $44 million for inventories and a net change of $16 million in accounts receivable. Inventories increased $97 million at March 29, 2014, over the year end 2013 balance compared to an increase of $51 million at March 28, 2015, over the balance at year end 2014.

Investing Activities – Cash provided by investing activities increased $335 million in the three months ended March 28, 2015, compared to the three months ended March 29, 2014, primarily due to a net change of $306 million in restricted cash of the Trust. Restricted cash of the Trust totaled $335 million at December 27, 2014, which was used to repay $255 million of Series 2010-I notes in full on January 15, 2015. Cash paid for property and equipment totaled $103 million in the three months ended March 28, 2015, compared to $111 million in the three months ended March 29, 2014. At March 28, 2015, the Company estimated it had total cash commitments of approximately $439 million outstanding for projected expenditures related to the development, construction, and completion of new retail stores, a new distribution center, and expansion of our corporate offices. This amount excludes any estimated costs associated with new stores where the Company does not have a commitment as of March 28, 2015. We expect to fund these estimated capital expenditures over the next 12 months with cash generated from operations and borrowings. In addition, we had a net increase in cash of $23 million related to our credit card loan activity from outside sources.

Financing Activities – Cash used in financing activities decreased $550 million in the three months ended March 28, 2015, compared to the three months ended March 29, 2014. This net change was primarily due to a decrease in net borrowings on secured obligations of the Trust by the Financial Services segment of $621 million. Our Series 2010-I notes totaling $255 million were repaid in full on January 15, 2015, using restricted cash of the Trust. We also had net decreases comparing the respective periods of $32 million in net borrowings on our revolving credit facilities and inventory financing and $32 million relating to the change in unpresented checks. These decreases were partially offset by an increase of $136 million in time deposits, which the Financial Services segment utilizes as a source in funding its credit card operations.

The following table presents the borrowing activities of our merchandising business and the Financial Services segment for the three months ended:

	March 28, 2015	March 29, 2014
	(In Thousands)

Borrowings on revolving credit facilities and inventory financing, net of repayments	$197,862	$230,294
Secured obligations of the Trust, net of repayments	(416,250)	205,000
Repayments of long-term debt	(8,214)	(8,210)
Borrowings, net of repayments	$(226,602)	$427,084

The following table summarizes our availability under the Company's debt and credit facilities, excluding the facilities of the Financial Services segment, at the periods ended:

	March 28, 2015	March 29, 2014
	(In Thousands)

Amounts available for borrowing under credit facilities (1)	$795,000	$435,000
Principal amounts outstanding	(360,000)	(229,086)
Outstanding letters of credit and standby letters of credit	(28,571)	(24,578)
Remaining borrowing capacity, excluding the Financial Services segment facilities	$406,429	$181,336

(1)	Consists of our revolving credit facilities of $775 million and $415 million at March 28, 2015, and March 29, 2014, respectively, and our $20 million CAD credit facility for our operations in Canada.

The Financial Services segment also has total borrowing availability of $85 million under its agreements to borrow federal funds. At March 28, 2015, the entire $85 million of borrowing capacity was available.

The following table provides summary information concerning other commercial commitments at March 28, 2015:

(In Thousands)

Letters of credit (1)	$21,328
Standby letters of credit (1)	7,243
Revolving line of credit for boat and ATV inventory (2)	27,113
Cabela's issued letters of credit	74,887
Total	$130,571

(1)	Our credit agreement permits the issuance of letters of credit up to $75 million and swing line loans up to $30 million.

(2)	The line of credit for boat and all-terrain vehicles financing is limited by the $775 million revolving line of credit to $75 million of secured collateral.

Our $775 million unsecured credit agreement requires us to comply with certain financial and other customary covenants, including:

•	a fixed charge coverage ratio (as defined) of no less than 2.00 to 1 as of the last day of any fiscal quarter for the most recently ended four fiscal quarters (as defined);

•	a leverage ratio (as defined) of no more than 3.00 to 1 as of the last day of any fiscal quarter; and

•	a minimum consolidated net worth standard (as defined) as of the last day of each fiscal quarter.

In addition, our unsecured senior notes contain various covenants and restrictions that are usual and customary for transactions of this type. Also, the debt agreements contain cross default provisions to other outstanding credit facilities. In the event that we failed to comply with these covenants, a default would trigger and all principal and outstanding interest would immediately be due and payable. At March 28, 2015, we were in compliance with all financial covenants under our credit agreements and unsecured notes. We anticipate that we will continue to be in compliance with all financial covenants under our credit agreements and unsecured notes through the next 12 months.

Economic Development Bonds and Grants
Economic Development Bonds – Economic development bonds are related to our government economic assistance arrangements relating to the construction of new retail stores or retail development. The governmental entity from which we purchase the bonds is not otherwise liable for repayment of principal and interest on the bonds to the extent that the associated taxes are insufficient to pay the bonds. If sufficient tax revenue is not generated by the subject properties, we will not receive scheduled payments and will be unable to realize the full value of the bonds carried on our condensed consolidated balance sheet. At March 28, 2015, December 27, 2014, and March 29, 2014, economic development bonds totaled $83 million, $82 million, and $80 million, respectively.

For the three months ended March 28, 2015, and March 29, 2014, there were no other than temporary fair value adjustments of economic development bonds and no adjustments of deferred grant income related to economic development bonds. However, at March 28, 2015, we identified economic development bonds totaling $28 million where the actual tax revenues associated with these properties were lower than previously projected. We will continue to closely monitor the amounts and timing of projected cash flows from the properties related to these economic development bonds.
On a quarterly basis, we perform various procedures to analyze the amounts and timing of projected cash flows to be received from our economic development bonds. For information on our procedures used to analyze the amounts and timing of projected cash flows to be received from our economic development bonds refer to Note 1 "Nature of Business and Summary of Significant Accounting Policies" of the Notes to Consolidated Financial Statements under the section entitled "Economic Development Bonds" of our Annual Report on Form 10-K for the fiscal year ended December 27, 2014.
Grants – Historically, we have received grant funding in exchange for commitments made by us to the state or local government providing the funding. The commitments, such as assurance of agreed employment and wage levels at our retail stores or that the retail store will remain open, typically phase out over approximately five to ten years. If we fail to maintain the commitments during the applicable period, the funds we received may have to be repaid or other adverse consequences may arise, which could affect our cash flows and profitability. At March 28, 2015, and March 29, 2014, the total amount of grant funding subject to a specific contractual remedy was $43 million and $44 million, respectively. The amount we had recorded in current liabilities in our condensed consolidated balance sheets relating to these grants was $23 million at March 28, 2015, December 27, 2014, and March 29, 2014, respectively.

Securitization of Credit Card Loans
The total amounts and maturities for our credit card securitizations as of March 28, 2015, were as follows:

Series	Type	Total Available Capacity	Third Party Investor Available Capacity	Third Party Investor Outstanding	Interest Rate	Expected Maturity
		(Dollars in Thousands)

2010-II	Term	$165,000	$127,500	$127,500	Fixed	September 2015
2010-II	Term	85,000	85,000	85,000	Floating	September 2015
2011-II	Term	200,000	155,000	155,000	Fixed	June 2016
2011-II	Term	100,000	100,000	100,000	Floating	June 2016
2011-IV	Term	210,000	165,000	165,000	Fixed	October 2016
2011-IV	Term	90,000	90,000	90,000	Floating	October 2016
2012-I	Term	350,000	275,000	275,000	Fixed	February 2017
2012-I	Term	150,000	150,000	150,000	Floating	February 2017
2012-II	Term	375,000	300,000	300,000	Fixed	June 2017
2012-II	Term	125,000	125,000	125,000	Floating	June 2017
2013-I	Term	385,000	327,250	327,250	Fixed	February 2023
2013-II	Term	152,500	100,000	100,000	Fixed	August 2018
2013-II	Term	197,500	197,500	197,500	Floating	August 2018
2014-I	Term	45,000	—	—	Fixed	March 2017
2014-I	Term	255,000	255,000	255,000	Floating	March 2017
2014-II	Term	60,000	—	—	Fixed	July 2019
2014-II	Term	340,000	340,000	340,000	Floating	July 2019
2015-I	Term	275,000	218,750	218,750	Fixed	March 2020
2015-I	Term	100,000	100,000	100,000	Floating	March 2020
Total term		3,660,000	3,111,000	3,111,000

2008-III (1)	Variable Funding	260,115	225,000	—	Floating	April 2015
2011-I	Variable Funding	352,941	300,000	—	Floating	March 2016
2011-III	Variable Funding	588,235	500,000	—	Floating	March 2017
Total variable		1,201,291	1,025,000	—
Total available		$4,861,291	$4,136,000	$3,111,000

(1) Originally scheduled to mature in March 2015 and was extended to April 2015. On April 23, 2015, the available third party investor capacity of this facility was increased to $300 million and the expected maturity was extended to March 2018.

We have been, and will continue to be, particularly reliant on funding from securitization transactions for the Financial Services segment. A failure to renew existing facilities or to add additional capacity on favorable terms as it becomes necessary could increase our financing costs and potentially limit our ability to grow the business of the Financial Services segment. Unfavorable conditions in the asset-backed securities markets generally, including the unavailability of commercial bank liquidity support or credit enhancements, could have a similar effect. In 2015, the Financial Services segment intends to issue additional certificates of deposit and term securitizations. During the three months ended March 28, 2015, the Financial Services segment completed a term securitization totaling $375 million. We believe that these liquidity sources are sufficient to fund the Financial Services segment's foreseeable cash requirements, including maturities, and near-term growth plans.

Furthermore, the securitized credit card loans of the Financial Services segment could experience poor performance, including increased delinquencies and credit losses, lower payment rates, or a decrease in excess spreads below certain thresholds. This could result in a downgrade or withdrawal of the ratings on the outstanding securities issued in the Financial Services segment's securitization transactions, cause early amortization of these securities, or result in higher required credit enhancement levels. Credit card loans performed within established guidelines and no events which could trigger an early amortization occurred during the three months ended March 28, 2015, the year ended December 27, 2014, and the three months ended March 29, 2014.

Certificates of Deposit
The Financial Services segment utilizes brokered and non-brokered certificates of deposit to partially finance its operating activities. The Financial Services segment issues certificates of deposit in a minimum amount of one hundred thousand dollars in various maturities. At March 28, 2015, the Financial Services segment had $813 million of certificates of deposit outstanding with maturities ranging from April 2015 to July 2023 and with a weighted average effective annual fixed rate of 2.29%. This outstanding balance compares to $806 million and $940 million at December 27, 2014, and March 29, 2014, respectively, with weighted average effective annual fixed rates of 2.25% and 2.14%, respectively.

Impact of Inflation

We do not believe that our operating results have been materially affected by inflation during the preceding three years. We cannot assure, however, that our operating results will not be adversely affected by inflation in the future.

In the normal course of business, we enter into various contractual obligations that may require future cash payments. For a description of our contractual obligations and other commercial commitments as of December 27, 2014, see our annual report on Form 10-K for the fiscal year ending December 27, 2014, under “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Contractual Obligations and Other Commercial Commitments.”

 Off-Balance Sheet Arrangements

Operating Leases – We lease various items of office equipment and buildings. Rent expense for these operating leases is recorded in selling, distribution, and administrative expenses in the condensed consolidated statements of income.

Credit Card Limits – The Financial Services segment bears off-balance sheet risk in the normal course of its business. One form of this risk is through the Financial Services segment's commitment to extend credit to cardholders up to the maximum amount of their credit limits. The aggregate of such potential funding requirements totaled $30 billion above existing balances at the end of March 28, 2015. These funding obligations are not included on our condensed consolidated balance sheet. While the Financial Services segment has not experienced, and does not anticipate that it will experience, a significant draw down of unfunded credit lines by its cardholders, such an event would create a cash need at the Financial Services segment which likely could not be met by our available cash and funding sources. The Financial Services segment has the right to reduce or cancel these available lines of credit at any time.

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

The Company follows a 52/53 week fiscal year-end cycle. As such, our fiscal year 2015 will end on January 2, 2016, and will consist of 53 weeks with the fourth quarter of fiscal year 2015 consisting of 14 weeks.

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

The table below shows the mix of our credit card account balances as a percentage of total balances outstanding at the periods ended:

	March 28, 2015	December 27, 2014	March 29, 2014

Balances carrying an interest rate based upon various interest rate indices	69.0%	65.9%	66.6%
Balances carrying an interest rate of 7.99% or 9.99%	4.6	4.6	4.5
Balances carrying a promotional interest rate of 0.00%	—	—	0.1
Balances not carrying interest because the previous month balance was paid in full	26.4	29.5	28.8
Total	100.0%	100.0%	100.0%

Charges on the credit cards issued by the Financial Services segment were priced at a margin over various defined lending rates. No interest is charged if the account is paid in full within 25 days of the billing cycle, which represented 26.4% of total balances outstanding at March 28, 2015.

Management has performed several interest rate risk analyses to measure the effects of the timing of the repricing of our interest sensitive assets and liabilities. Based on these analyses, at March 28, 2015, we believe that an increase in LIBOR rate is more likely. Therefore, we believe that an immediate increase in interest rates of 50 basis points would cause a pre-tax increase to projected earnings of approximately $8 million for the Financial Services segment over the next 12 months.

Merchandising Business Interest Rate Risk
The interest payable on our line of credit is based on variable interest rates and therefore affected by changes in market interest rates. If interest rates on existing variable rate debt increased 1.0%, our interest expense and results from operations and cash flows would not be materially affected.

Foreign Currency Risk
We purchase a significant amount of inventory from vendors outside of the United States in transactions that are primarily U. S. dollar transactions. A small percentage of our international purchase transactions are in currencies other than the U. S. dollar. Any currency risks related to these transactions are immaterial to us. A decline in the relative value of the U. S. dollar to other foreign currencies could, however, lead to increased merchandise costs. For our retail operations in Canada, we intend to fund all transactions in Canadian dollars and utilize cash held by our foreign subsidiaries as well as our unsecured revolving credit agreement of $20 million CAD to fund such operations. As our operations in Canada continue to expand, a sustained decline in the relative value of the Canadian dollar to the U. S. dollar could negatively impact our consolidated results of operations.

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
In connection with this quarterly report on Form 10-Q, our Chief Executive Officer and Chief Financial Officer evaluated, with the participation of our management, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on management's evaluation, our Chief Executive Officer and Chief Financial Officer each concluded that our disclosure controls and procedures were effective as of March 28, 2015.
Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 28, 2015, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings.

For a discussion of legal proceedings, see Note 8 “Commitments and Contingencies - Litigation and Claims” of the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q, which is incorporated herein by reference.

Item 1A.	Risk Factors.
There have been no material changes to the risk factors disclosed in the “Risk Factors” section of our Annual Report on Form 10-K for the fiscal year ended December 27, 2014, except that the risk factor titled “Legal proceedings may increase our costs and have a material adverse effect on our results of operations” shall be amended and restated as follows:
Legal proceedings may increase our costs and have a material adverse effect on our results of operations.
We are involved in legal proceedings that are incidental to our business. For example, on January 6, 2011, we received a Commissioner's charge from the Chair of the EEOC alleging that we have discriminated against non-Whites on the basis of their race and national origin in recruitment and hiring. Although we are disputing these allegations, we have entered into preliminary settlement negotiations with the EEOC to resolve this matter. At the present time, we believe a loss is probable, but no reasonable estimate of the amount or range of loss is possible. Accordingly, we have not accrued a liability related to the EEOC matter. We are also subject to an ongoing SEC investigation concerning certain estimates, account reconciliations, and impairment charges that were recorded for the fiscal quarter ended September 29, 2012, and the fiscal year ended December 29, 2012, and our disclosures regarding the January 1, 2012, amended and restated intercompany agreement between us and WFB concerning the agreement’s effect on our merchandise margins in 2012. In addition, significant judgment is required in determining our provision for income taxes, and we are regularly under audit by tax authorities. Although we believe our tax estimates are reasonable, the final determination of tax audits and any related litigation could be materially different from our historical income tax provisions and accruals. Beyond this, WFB is regularly subject to FDIC compliance examinations and has been required to pay monetary damages as a result of past FDIC examinations and may be required to pay monetary damages resulting from FDIC compliance examinations in the future. The defense and resolution of lawsuits, audits, examinations, and other proceedings may involve significant expense, divert management's attention and resources from other matters, and have a material adverse effect on our results of operations.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

The Company did not engage in any stock repurchase activity in any of the three fiscal months in the first fiscal quarter ended March 28, 2015.

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

CABELA'S INCORPORATED

Dated:	April 23, 2015	By:	/s/ Thomas L. Millner
Thomas L. Millner
President and Chief Executive Officer

Dated:	April 23, 2015	By:	/s/ Ralph W. Castner
Ralph W. Castner
Executive Vice President and Chief Financial Officer

Exhibit Index

Exhibit Number	Description

31.1	Certification of CEO Pursuant to Rule 13a-14(a) under the Exchange Act

31.2	Certification of CFO Pursuant to Rule 13a-14(a) under the Exchange Act

32.1	Certifications Pursuant to 18 U.S.C. Section 1350

101.INS	XBRL Instance Document	Filed with this report.

101.SCH	XBRL Taxonomy Extension Schema Document	Submitted electronically with this report.

101.CAL	XBRL Taxonomy Calculation Linkbase Document	Submitted electronically with this report.

101.LAB	XBRL Taxonomy Label Linkbase Document	Submitted electronically with this report.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Submitted electronically with this report.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Submitted electronically with this report.