Form 10-Q
period 2015-06-27
CABELAS INC
filed 2015-07-24
CIK 1267130

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 27, 2015
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
Common stock, $0.01 par value: 70,320,773 shares as of July 20, 2015

CABELA'S INCORPORATED

FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED JUNE 27, 2015

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

CABELA'S INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Dollars in Thousands Except Earnings Per Share)
(Unaudited)
	Three Months Ended		Six Months Ended
	June 27, 2015	June 28, 2014	June 27, 2015	June 28, 2014
Revenue:
Merchandise sales	$706,068	$646,866	$1,403,722	$1,267,063
Financial Services revenue	124,943	109,364	247,856	207,942
Other revenue	5,265	4,971	11,774	12,019
Total revenue	836,276	761,201	1,663,352	1,487,024
Cost of revenue:
Merchandise costs (exclusive of depreciation and amortization)	452,994	407,450	919,213	814,093
Cost of other revenue	—	68	220	1,390
Total cost of revenue (exclusive of depreciation and amortization)	452,994	407,518	919,433	815,483

Selling, distribution, and administrative expenses	319,892	281,051	635,996	558,056
Impairment and restructuring charges	—	641	—	641

Operating income	63,390	71,991	107,923	112,844

Interest expense, net	(4,588)	(5,639)	(8,362)	(9,324)
Other non-operating income, net	2,025	1,039	3,765	3,141

Income before provision for income taxes	60,827	67,391	103,326	106,661
Provision for income taxes	20,770	23,874	36,495	37,395
Net income	$40,057	$43,517	$66,831	$69,266

Earnings per basic share	$0.56	$0.61	$0.94	$0.98
Earnings per diluted share	$0.56	$0.61	$0.93	$0.96

Basic weighted average shares outstanding	71,065,258	71,031,019	71,168,661	70,901,515
Diluted weighted average shares outstanding	71,372,975	71,700,006	71,705,134	71,851,184

Refer to notes to unaudited condensed consolidated financial statements.

CABELA'S INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In Thousands)
(Unaudited)
	Three Months Ended		Six Months Ended
	June 27, 2015	June 28, 2014	June 27, 2015	June 28, 2014

Net income	$40,057	$43,517	$66,831	$69,266
Other comprehensive income (loss):
Unrealized gain (loss) on economic development bonds, net of taxes of $(1,790), $(225), $(881), and $878	(2,859)	(378)	(1,615)	1,469
Foreign currency translation adjustments	1,788	4,934	(13,723)	1,317
Total other comprehensive income (loss)	(1,071)	4,556	(15,338)	2,786
Comprehensive income	$38,986	$48,073	$51,493	$72,052

Refer to notes to unaudited condensed consolidated financial statements.

CABELA'S INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands Except Par Values)
(Unaudited)
	June 27, 2015	December 27, 2014	June 28, 2014
ASSETS
CURRENT
Cash and cash equivalents	$144,234	$142,758	$133,774
Restricted cash of the Trust	34,104	334,812	25,789
Accounts receivable, net	29,469	62,358	25,102
Credit card loans (includes restricted credit card loans of the Trust of $4,421,172, $4,440,520, and $3,926,700), net of allowance for loan losses of $54,742, $56,572, and $47,350	4,392,769	4,421,185	3,904,938
Inventories	900,761	760,293	803,079
Prepaid expenses and other current assets	106,498	93,929	90,306
Income taxes receivable and deferred income taxes	144,592	122,337	37,245
Total current assets	5,752,427	5,937,672	5,020,233
Property and equipment, net	1,763,483	1,608,153	1,454,130
Economic development bonds	77,936	82,074	78,429
Other assets	47,809	47,418	45,393
Total assets	$7,641,655	$7,675,317	$6,598,185

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT
Accounts payable, including unpresented checks of $20,149, $38,790, and $8,875	$325,548	$335,969	$246,452
Gift instruments, credit card rewards, and loyalty rewards programs	326,240	339,782	285,892
Accrued expenses and other liabilities	191,934	216,274	133,965
Time deposits	274,633	273,081	248,022
Current maturities of secured variable funding obligations of the Trust	65,000	480,000	—
Current maturities of secured long-term obligations of the Trust	467,500	467,500	255,000
Current maturities of long-term debt	223,443	8,434	8,426
Deferred income taxes	—	—	2,584
Total current liabilities	1,874,298	2,121,040	1,180,341
Long-term time deposits	552,842	532,975	593,005
Secured long-term obligations of the Trust, less current maturities	2,643,500	2,579,750	2,452,250
Long-term debt, less current maturities	599,617	491,281	547,674
Long-term deferred income taxes	10,947	6,546	1,606
Other long-term liabilities	135,679	126,215	138,947

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Preferred stock, $0.01 par value; Authorized – 10,000,000 shares; Issued – none	—	—	—
Common stock, $0.01 par value:
Class A Voting, Authorized – 245,000,000 shares
Issued – 71,598,231, 71,093,216, and 71,037,162 shares	716	711	710
Outstanding – 70,675,975, 71,093,216, and 71,037,162 shares
Additional paid-in capital	370,874	365,973	352,507
Retained earnings	1,529,363	1,462,532	1,330,083
Accumulated other comprehensive income (loss)	(27,044)	(11,706)	1,062
Treasury stock, at cost – 922,256 shares at June 27, 2015	(49,137)	—	—
Total stockholders’ equity	1,824,772	1,817,510	1,684,362
Total liabilities and stockholders’ equity	$7,641,655	$7,675,317	$6,598,185
Refer to notes to unaudited condensed consolidated financial statements.

CABELA'S INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(Unaudited)
	Six Months Ended
	June 27, 2015	June 28, 2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$66,831	$69,266
Adjustments to reconcile net income to net cash flows by operating activities:
Depreciation and amortization	63,049	53,245
Impairment and restructuring charges	—	641
Stock-based compensation	10,408	8,565
Deferred income taxes	7,514	2,540
Provision for loan losses	29,061	23,028
Other, net	(1,196)	(30)
Change in operating assets and liabilities, net:
Accounts receivable	32,970	17,881
Credit card loans originated from internal operations, net	79,883	80,488
Inventories	(143,994)	(157,568)
Prepaid expenses and other current assets	(14,268)	(1,839)
Accounts payable and accrued expenses and other liabilities	(21,475)	(63,514)
Gift instruments, credit card rewards, and loyalty rewards programs	(12,982)	(5,519)
Other long-term liabilities	10,601	11,810
Income taxes receivable	(24,525)	7,920
Net cash provided by operating activities	81,877	46,914

CASH FLOWS FROM INVESTING ACTIVITIES:
Property and equipment additions	(221,046)	(226,931)
Change in credit card loans originated externally, net	(80,527)	(69,824)
Change in restricted cash of the Trust, net	300,708	(2,598)
Proceeds from retirement and maturity of economic development bonds	1,679	2,422
Other investing changes, net	(725)	(41)
Net cash provided by (used in) investing activities	89	(296,972)

CASH FLOWS FROM FINANCING ACTIVITIES:
Change in unpresented checks net of bank balances	(18,641)	(13,842)
Change in time deposits, net	21,419	(228,335)
Borrowings on secured obligations of the Trust	978,750	265,000
Repayments on secured obligations of the Trust	(1,330,000)	(60,000)
Borrowings on revolving credit facilities and inventory financing	773,065	936,680
Repayments on revolving credit facilities and inventory financing	(438,996)	(703,608)
Payments on long-term debt	(8,286)	(8,278)
Exercise of employee stock options and tax withholdings on share-based payment awards	(2,601)	(4,158)
Excess tax benefits from exercise of employee stock options	1,540	1,916
Purchase of treasury stock	(53,279)	—
Other financing changes, net	—	(2)
Net cash (used in) provided by financing activities	(77,029)	185,373

Effect of exchange rates on cash and cash equivalents	(3,461)	(613)

Net change in cash and cash equivalents	1,476	(65,298)
Cash and cash equivalents, at beginning of period	142,758	199,072
Cash and cash equivalents, at end of period	$144,234	$133,774
Refer to notes to unaudited condensed consolidated financial statements.

CABELA'S INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Dollars in Thousands)
(Unaudited)
	Common Stock Shares	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total

Balance, beginning of 2014	70,630,866	$706	$346,535	$1,260,817	$(1,724)	$—	$1,606,334
Net income	—	—	—	69,266	—	—	69,266
Other comprehensive income	—	—	—	—	2,786	—	2,786
Stock-based compensation	—	—	8,218	—	—	—	8,218
Exercise of employee stock options and tax withholdings on share-based payment awards	406,296	4	(4,162)	—	—	—	(4,158)
Excess tax benefit on employee stock option exercises	—	—	1,916	—	—	—	1,916
Balance at June 28, 2014	71,037,162	$710	$352,507	$1,330,083	$1,062	$—	$1,684,362

Balance, beginning of 2015	71,093,216	$711	$365,973	$1,462,532	$(11,706)	$—	$1,817,510
Net income	—	—	—	66,831	—	—	66,831
Other comprehensive loss	—	—	—	—	(15,338)	—	(15,338)
Common stock repurchased	—	—	—	—	—	(53,279)	(53,279)
Stock-based compensation	—	—	10,109	—	—	—	10,109
Exercise of employee stock options and tax withholdings on share-based payment awards	505,015	5	(6,748)	—	—	4,142	(2,601)
Excess tax benefit on employee stock option exercises	—	—	1,540	—	—	—	1,540
Balance at June 27, 2015	71,598,231	$716	$370,874	$1,529,363	$(27,044)	$(49,137)	$1,824,772
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

Cash and Cash Equivalents – Cash and cash equivalents of the Financial Services segment were $83,311, $49,294, and $91,119 at June 27, 2015, December 27, 2014, and June 28, 2014, respectively. Due to regulatory restrictions on WFB, the Company cannot use WFB's cash for non-banking operations.

Reporting Periods – Unless otherwise stated, the fiscal periods referred to in the notes to these condensed consolidated financial statements are the 13 weeks ended June 27, 2015 (“three months ended June 27, 2015”), the 13 weeks ended June 28, 2014 (“three months ended June 28, 2014”), the 26 weeks ended June 27, 2015 (“six months ended June 27, 2015”), the 26 weeks ended June 28, 2014 (“six months ended June 28, 2014”), and the 52 weeks ended December 27, 2014 ("year ended 2014"). WFB follows a calendar fiscal period and, accordingly, the respective three and six month periods ended on June 30, 2015 and 2014, and the fiscal year ended on December 31, 2014.
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

The following table presents the components of the consolidated assets and liabilities of the Trust at the periods ended:

	June 27, 2015	December 27, 2014	June 28, 2014
Consolidated assets:
Restricted credit card loans, net of allowance of $54,580, $56,280, and $47,200	$4,366,592	$4,384,240	$3,879,500
Restricted cash	34,104	334,812	25,789
Total	$4,400,696	$4,719,052	$3,905,289

Consolidated liabilities:
Secured variable funding obligations	$65,000	$480,000	$—
Secured obligations	3,111,000	3,047,250	2,707,250
Interest due to third party investors	2,171	2,256	1,942
Total	$3,178,171	$3,529,506	$2,709,192

3.    CREDIT CARD LOANS AND ALLOWANCE FOR LOAN LOSSES

The following table reflects the composition of the credit card loans at the periods ended:

	June 27, 2015	December 27, 2014	June 28, 2014

Restricted credit card loans of the Trust (restricted for repayment of secured obligations of the Trust)	$4,421,172	$4,440,520	$3,926,700
Unrestricted credit card loans	21,683	31,614	21,030
Total credit card loans	4,442,855	4,472,134	3,947,730
Allowance for loan losses	(54,742)	(56,572)	(47,350)
Deferred credit card origination costs	4,656	5,623	4,558
Credit card loans, net	$4,392,769	$4,421,185	$3,904,938

CABELA'S INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands Except Share and Per Share Amounts)
(Unaudited)

Allowance for Loan Losses:
The following table reflects the activity in the allowance for loan losses by credit card segment for the periods presented:

	Three Months Ended
	June 27, 2015			June 28, 2014
	Credit Card Loans	Restructured Credit Card Loans	Total Credit Card Loans	Credit Card Loans	Restructured Credit Card Loans	Total Credit Card Loans

Balance, beginning of period	$48,272	$7,670	$55,942	$42,790	$8,220	$51,010
Provision for loan losses	13,835	1,996	15,831	9,146	1,168	10,314

Charge-offs	(18,459)	(3,666)	(22,125)	(15,143)	(3,512)	(18,655)
Recoveries	3,924	1,170	5,094	3,647	1,034	4,681
Net charge-offs	(14,535)	(2,496)	(17,031)	(11,496)	(2,478)	(13,974)
Balance, end of period	$47,572	$7,170	$54,742	$40,440	$6,910	$47,350

	Six Months Ended
	June 27, 2015			June 28, 2014
	Credit Card Loans	Restructured Credit Card Loans	Total Credit Card Loans	Credit Card Loans	Restructured Credit Card Loans	Total Credit Card Loans

Balance, beginning of period	$48,832	$7,740	$56,572	$44,660	$8,450	$53,110
Provision for loan losses	24,603	4,458	29,061	19,113	3,915	23,028

Charge-offs	(35,668)	(7,447)	(43,115)	(31,053)	(7,567)	(38,620)
Recoveries	9,805	2,419	12,224	7,720	2,112	9,832
Net charge-offs	(25,863)	(5,028)	(30,891)	(23,333)	(5,455)	(28,788)
Balance, end of period	$47,572	$7,170	$54,742	$40,440	$6,910	$47,350
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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands Except Share and Per Share Amounts)
(Unaudited)

The following table provides information on current, non-accrual, past due, and restructured credit card loans by class using the respective quarter FICO score at the periods ended:

	FICO Score of Credit Card Loans Segment			Restructured Credit Card Loans Segment (1)
June 27, 2015:	691 and Below	692 - 758	759 and Above		Total
Credit card loan status:
Current	$635,457	$1,485,797	$2,201,591	$28,418	$4,351,263
1 to 29 days past due	26,434	18,453	15,484	3,253	63,624
30 to 59 days past due	8,827	1,423	409	1,211	11,870
60 or more days past due	13,654	377	32	2,035	16,098
Total past due	48,915	20,253	15,925	6,499	91,592
Total credit card loans	$684,372	$1,506,050	$2,217,516	$34,917	$4,442,855

90 days or more past due and still accruing	$7,188	$62	$3	$862	$8,115
Non-accrual	—	—	—	5,618	5,618

December 27, 2014:
Credit card loan status:
Current	$618,961	$1,455,292	$2,279,309	$28,831	$4,382,393
1 to 29 days past due	24,712	18,121	15,853	2,837	61,523
30 to 59 days past due	7,722	1,453	775	1,485	11,435
60 or more days past due	13,829	363	48	2,543	16,783
Total past due	46,263	19,937	16,676	6,865	89,741
Total credit card loans	$665,224	$1,475,229	$2,295,985	$35,696	$4,472,134

90 days or more past due and still accruing	$7,561	$44	$13	$1,076	$8,694
Non-accrual	—	—	—	5,118	5,118

June 28, 2014:
Credit card loan status:
Current	$525,149	$1,300,958	$2,012,935	$32,112	$3,871,154
1 to 29 days past due	20,753	14,279	14,245	3,367	52,644
30 to 59 days past due	7,083	1,470	918	1,363	10,834
60 or more days past due	10,453	280	68	2,297	13,098
Total past due	38,289	16,029	15,231	7,027	76,576
Total credit card loans	$563,438	$1,316,987	$2,028,166	$39,139	$3,947,730

90 days or more past due and still accruing	$5,244	$40	$15	$1,079	$6,378
Non-accrual	—	—	—	5,315	5,315

(1)	Included in the allowance for loan losses were specific allowances for loan losses of $7,170 at June 27, 2015, $7,740 at December 27, 2014, and $6,910 at June 28, 2014.

CABELA'S INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands Except Share and Per Share Amounts)
(Unaudited)

4.     SECURITIES

Economic development bonds, which are classified as available-for-sale, consisted of the following at the periods ended:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

June 27, 2015	$65,186	$12,788	$(38)	$77,936

December 27, 2014	$66,865	$15,209	$—	$82,074

June 28, 2014	$68,650	$9,969	$(190)	$78,429
Estimated maturities based on expected future cash flows for the economic development bonds at June 27, 2015, were as follows:

	Amortized Cost	Fair Value

For the six months ending January 2, 2016	$1,091	$1,450
For the fiscal years ending:
2016	2,691	3,387
2017	2,744	3,368
2018	3,372	4,103
2019	3,591	4,386
2020 - 2024	24,529	29,747
2025 and thereafter	27,168	31,495
Totals	$65,186	$77,936
Interest earned on the securities totaled $1,884 and $2,000 in the six months ended June 27, 2015, and June 28, 2014, respectively. There were no realized gains or losses on these securities in the six months ended June 27, 2015, or June 28, 2014.

CABELA'S INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands Except Share and Per Share Amounts)
(Unaudited)

5.    BORROWINGS OF FINANCIAL SERVICES SEGMENT

The Trust issues fixed and floating (variable) rate term securitizations, which are considered secured obligations backed by restricted credit card loans. A summary of the secured fixed and variable rate obligations of the Trust by series, the expected maturity dates, and the respective weighted average interest rates are presented in the following tables at the periods ended:

June 27, 2015:
Series	Expected Maturity Date	Fixed Rate Obligations	Interest Rate	Variable Rate Obligations	Interest Rate	Total Obligations	Interest Rate

Series 2010-II	September 2015	$127,500	2.29%	$85,000	0.89%	$212,500	1.73%
Series 2011-II	June 2016	155,000	2.39	100,000	0.79	255,000	1.76
Series 2011-IV	October 2016	165,000	1.90	90,000	0.74	255,000	1.49
Series 2012-I	February 2017	275,000	1.63	150,000	0.72	425,000	1.31
Series 2012-II	June 2017	300,000	1.45	125,000	0.67	425,000	1.22
Series 2013-I	February 2023	327,250	2.71	—	—	327,250	2.71
Series 2013-II	August 2018	100,000	2.17	197,500	0.84	297,500	1.28
Series 2014-I	March 2017	—	—	255,000	0.54	255,000	0.54
Series 2014-II	July 2019	—	—	340,000	0.64	340,000	0.64
Series 2015-I	March 2020	218,750	2.26	100,000	0.73	318,750	1.78

Secured obligations of the Trust		1,668,500		1,442,500		3,111,000
Less current maturities		(282,500)		(185,000)		(467,500)
Secured long-term obligations of the Trust, less current maturities		$1,386,000		$1,257,500		$2,643,500

December 27, 2014:
Series	Expected Maturity Date	Fixed Rate Obligations	Interest Rate	Variable Rate Obligations	Interest Rate	Total Obligations	Interest Rate

Series 2010-I	January 2015	$—	—%	$255,000	1.61%	$255,000	1.61%
Series 2010-II	September 2015	127,500	2.29	85,000	0.86	212,500	1.72
Series 2011-II	June 2016	155,000	2.39	100,000	0.76	255,000	1.75
Series 2011-IV	October 2016	165,000	1.90	90,000	0.71	255,000	1.48
Series 2012-I	February 2017	275,000	1.63	150,000	0.69	425,000	1.30
Series 2012-II	June 2017	300,000	1.45	125,000	0.64	425,000	1.21
Series 2013-I	February 2023	327,250	2.71	—	—	327,250	2.71
Series 2013-II	August 2018	100,000	2.17	197,500	0.81	297,500	1.27
Series 2014-I	March 2017	—	—	255,000	0.51	255,000	0.51
Series 2014-II	July 2019	—	—	340,000	0.61	340,000	0.61

Secured obligations of the Trust		1,449,750		1,597,500		3,047,250
Less current maturities		(127,500)		(340,000)		(467,500)
Secured long-term obligations of the Trust, less current maturities		$1,322,250		$1,257,500		$2,579,750

CABELA'S INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands Except Share and Per Share Amounts)
(Unaudited)

June 28, 2014:
Series	Expected Maturity Date	Fixed Rate Obligations	Interest Rate	Variable Rate Obligations	Interest Rate	Total Obligations	Interest Rate

Series 2010-I	January 2015	$—	—%	$255,000	1.60%	$255,000	1.60%
Series 2010-II	September 2015	127,500	2.29	85,000	0.85	212,500	1.71
Series 2011-II	June 2016	155,000	2.39	100,000	0.75	255,000	1.75
Series 2011-IV	October 2016	165,000	1.90	90,000	0.70	255,000	1.48
Series 2012-I	February 2017	275,000	1.63	150,000	0.68	425,000	1.30
Series 2012-II	June 2017	300,000	1.45	125,000	0.63	425,000	1.21
Series 2013-I	February 2023	327,250	2.71	—	—	327,250	2.71
Series 2013-II	August 2018	100,000	2.17	197,500	0.80	297,500	1.26
Series 2014-I	March 2017	—	—	255,000	0.50	255,000	0.50

Secured obligations of the Trust		1,449,750		1,257,500		2,707,250
Less current maturities		—		(255,000)		(255,000)
Secured long-term obligations of the Trust, less current maturities		$1,449,750		$1,002,500		$2,452,250
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
The Trust also issues variable funding facilities which are considered secured obligations backed by restricted credit card loans. At June 27, 2015, the Trust had three variable funding facilities with $1,100,000 in total capacity and $65,000 outstanding. On April 23, 2015, the Trust increased its $225,000 variable funding facility to $300,000 and extended the maturity date from April 2015 to March 2018. Maturities for the variable funding facilities are now scheduled in March of 2016 ($300,000), 2017 ($500,000), and 2018 ($300,000). Each of these variable funding facilities includes an option to renew subject to certain terms and conditions. Variable rate note interest is priced at a benchmark rate, LIBOR, or commercial paper rate, plus a spread, which ranges from 0.50% to 0.85%. The variable rate notes provide for a fee ranging from 0.25% to 0.40% on the unused portion of the facilities. During the six months ended June 27, 2015, and June 28, 2014, the daily average balance outstanding on these notes was $94,365 and $2,099, with a weighted average interest rate of 0.78% and 0.75%, respectively.

The Financial Services segment has unsecured federal funds purchase agreements with two financial institutions. The maximum amount that can be borrowed is $85,000. There were no amounts outstanding at June 27, 2015, December 27, 2014, or June 28, 2014. During the six months ended June 27, 2015, the daily average balance outstanding was $7 with a weighted average rate of 0.75%. During the six months ending June 28, 2014, there was no daily average balance outstanding.

CABELA'S INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands Except Share and Per Share Amounts)
(Unaudited)

6.     LONG-TERM DEBT AND CAPITAL LEASES

Long-term debt, including revolving credit facilities and capital leases, consisted of the following at the periods ended:

	June 27, 2015	December 27, 2014	June 28, 2014

Unsecured revolving credit facility	$511,632	$180,000	$232,500
Unsecured notes due 2016 with interest at 5.99%	215,000	215,000	215,000
Unsecured senior notes due 2017 with interest at 6.08%	60,000	60,000	60,000
Unsecured senior notes due 2016-2018 with interest at 7.20%	24,428	32,571	32,572
Unsecured $20 million Canadian revolving credit facility	—	—	3,745
Capital lease obligations payable through 2036	12,000	12,144	12,283
Total debt	823,060	499,715	556,100
Less current portion of debt	(223,443)	(8,434)	(8,426)
Long-term debt, less current maturities	$599,617	$491,281	$547,674

On June 18, 2014, the Company amended its credit agreement, which now provides for an unsecured $775,000 revolving credit facility and permits the issuance of letters of credit up to $75,000 and swing line loans up to $30,000. The credit facility may be increased to $800,000 subject to certain terms and conditions. The term of the credit facility expires on June 18, 2019.
During the six months ended June 27, 2015, and June 28, 2014, the daily average principal balance outstanding on the line of credit was $369,297 and $42,633, respectively, and the weighted average interest rate was 1.33% and 1.51%, respectively. Letters of credit and standby letters of credit totaling $30,392 and $38,112 were outstanding at June 27, 2015, and June 28, 2014, respectively. The daily average outstanding amount of total letters of credit during the six months ended June 27, 2015, and June 28, 2014, was $20,362 and $20,313, respectively.
The unsecured notes for $215,000 due February 27, 2016, are expected to be paid in full at maturity, in part, from a note purchase agreement for $550,000 anticipated to be executed in August 2015. At June 27, 2015, these notes were classified in current maturities of long-term debt in the condensed consolidated balance sheets.
The Company also has an unsecured $20,000 Canadian ("CAD") revolving credit facility for its operations in Canada. Borrowings are payable on demand with interest payable monthly. This credit facility permits the issuance of letters of credit up to $10,000 CAD in the aggregate, which reduces the overall available credit limit.
At June 27, 2015, the Company was in compliance with the financial covenant requirements of its $775,000 credit agreement with a fixed charge coverage ratio of 8.79 to 1 (minimum requirement is 2.00 to 1), a leverage ratio of 1.39 to 1 (requirement is no more than 3.00 to 1), and a consolidated net worth that was $607,372 in excess of the minimum. At June 27, 2015, the Company was in compliance with all financial covenants under its credit agreements and unsecured notes. We anticipate that we will continue to be in compliance with all financial covenants under our credit agreements and unsecured notes through at least the next 12 months.

CABELA'S INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands Except Share and Per Share Amounts)
(Unaudited)

7.     IMPAIRMENT AND RESTRUCTURING CHARGES

Impairment – We evaluate the recoverability of economic development bonds, property (including existing store locations and future retail store sites), equipment, goodwill, other property, and other intangibles whenever indicators of impairment exist. We did not recognize any impairment during the three and six months ended June 27, 2015, or June 28, 2014.

Restructuring Charges – On June 11, 2014, the Company announced the transition to a third-party logistics provider for its distribution needs in Canada and the closing of its distribution center in Winnipeg, Manitoba. Accordingly, in the three months ended June 28, 2014, the Company recognized a restructuring charge related to employee severance agreements and termination benefits totaling $641. This restructuring charge was recognized in the Corporate Overhead and Other segment. In March 2015, the Company completed the transition to a third-party logistics provider for its distribution needs in Canada and closed its distribution center in Winnipeg, Manitoba.
Local economic trends, government regulations, and other restrictions where we own properties may impact management projections that could change undiscounted cash flows in future periods which could trigger possible future write downs.

8.     INCOME TAXES

A reconciliation of the statutory federal income tax rate to the effective income tax rate was as follows for the periods presented.

	Three Months Ended		Six Months Ended
	June 27, 2015	June 28, 2014	June 27, 2015	June 28, 2014

Statutory federal rate	35.0%	35.0%	35.0%	35.0%
State income taxes, net of federal tax benefit	2.2	2.0	2.2	1.9
Other nondeductible items	0.2	0.3	0.2	0.3
Tax exempt interest income	(0.5)	(0.5)	(0.5)	(0.5)
Rate differential on foreign income	(1.2)	(0.8)	(1.2)	(0.7)
Change in unrecognized tax benefits	0.8	(1.9)	0.6	(1.7)
Deferred tax asset valuation allowance	1.0	—	0.9	—
Other, net	(3.4)	1.3	(1.9)	0.8
Effective income tax rate	34.1%	35.4%	35.3%	35.1%
The decrease in our effective tax rate comparing the three months ended June 27, 2015, to the three months ended June 28, 2014, was primarily due to decreases in our effective tax rate related to tax adjustments attributable to changes in the mix of taxable income between the United States and foreign tax jurisdictions and completion of a retroactive research and development tax credit study during the three months ended June 27, 2015. These decreases in our effective tax rate were partially offset by an increase in our state effective tax rate, an increase in unrecognized tax benefits, and a deferred tax asset valuation allowance related to Canada taxable net operating losses.
The increase in our effective tax rate comparing the six months ended June 27, 2015, to the six months ended June 28, 2014, was primarily due to an increase in our state effective tax rate, an increase in unrecognized tax benefits, and a deferred tax asset valuation allowance related to Canada taxable net operating losses. These increases in our effective tax rate were partially offset by decreases in our effective tax rate related to tax adjustments attributable to changes in the mix of taxable income between the United States and foreign tax jurisdictions and completion of a retroactive research and development tax credit study during the three months ended June 27, 2015.

CABELA'S INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands Except Share and Per Share Amounts)
(Unaudited)

As of June 27, 2015, cash and cash equivalents held by our foreign subsidiaries totaled $54,693. Our intent is to permanently reinvest these funds outside the United States for capital expansion. Based on the Company's current projected capital needs and the current amount of cash and cash equivalents held by our foreign subsidiaries, we do not anticipate incurring any material tax costs beyond our accrued tax position in connection with any repatriation, but we may be required to accrue for unanticipated additional tax costs in the future if our expectations or the amount of cash held by our foreign subsidiaries change.
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
At June 27, 2015, unrecognized tax benefits totaling $46,354 and $64,420 were included in current liabilities (accrued expenses and other liabilities) and in other long-term liabilities, respectively, in our condensed consolidated balance sheets, compared to a total of $72,873 at June 28, 2014, that was included in other long-term liabilities. At December 27, 2014, unrecognized tax benefits totaling $46,317 and $55,562 were included in current liabilities (accrued expenses and other liabilities) and in other long-term liabilities, respectively, in our condensed consolidated balance sheets. The changes comparing the respective periods were due primarily to our assessments of uncertain tax positions related to prior period tax positions. Since the Company is routinely under audit by various taxing authorities, and the Company expects to resolve the tax issues at appeals for the 2007 and 2008 examination years in 2015, it is reasonably possible that the amount of unrecognized tax benefits will change during the next 12 months. However, we do not expect the change, if any, to have a material effect on the Company's consolidated financial condition or results of operations within the next 12 months.

9.     COMMITMENTS AND CONTINGENCIES

The Company leases various buildings, computer and other equipment, and storage space under operating leases which expire on various dates through January 2041. Rent expense on these leases, as well as other month to month rentals, was $6,493 and $11,597 in the three and six months ended June 27, 2015, compared to $3,755 and $7,903 in the three and six months ended June 28, 2014.
The following is a schedule of future minimum rental payments under operating leases at June 27, 2015:

For the six months ending January 2, 2016	$14,690
For the fiscal years ending:
2016	23,783
2017	23,621
2018	23,324
2019	22,850
Thereafter	297,147
Total	$405,415

CABELA'S INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands Except Share and Per Share Amounts)
(Unaudited)

The Company leases six retail stores and owns 20 stores subject to ground leases. Certain of these leases include tenant allowances that are amortized over the life of the lease. No tenant allowances were received in the six months ended June 27, 2015. The Company received $3,493 in tenant allowances in the six months ended June 28, 2014. The Company does not expect to receive any tenant allowances under leases during the remainder of 2015.

The Company has entered into real estate purchase, construction, and/or economic incentive agreements for various new retail store site locations. At June 27, 2015, the Company estimated it had total cash commitments of approximately $472,300 outstanding for projected expenditures related to the development, construction, and completion of new retail stores and corporate expansion. This amount excludes any estimated costs associated with new stores where the Company does not have a commitment as of June 27, 2015. We expect to fund these estimated capital expenditures over the next 12 months with funds from operations and borrowings.
Under various grant programs, state or local governments provide funding for certain costs associated with developing and opening a new retail store. Historically, the Company has received grant funding in exchange for commitments, such as assurance of agreed employment and wage levels at the retail store or that the retail store will remain open, made by the Company to the state or local government providing the funding. The commitments typically phase out over approximately five to 10 years. If the Company failed to maintain the commitments during the applicable period, the funds received may have to be repaid or other adverse consequences may arise, which could affect the Company's cash flows and profitability. At June 27, 2015, and June 28, 2014, the total amount of grant funding subject to a specific contractual remedy was $43,238 and $44,348, respectively. No grant funding subject to contractual remedy was received in the six months ended June 27, 2015, or June 28, 2014. At June 27, 2015, December 27, 2014, and June 28, 2014, the amount the Company had recorded in current liabilities in the condensed consolidated balance sheets relating to these grants was $22,513, $22,887, and $23,123, respectively.

The Company operates an open account document instructions program, which provides for Cabela's-issued letters of credit. We had obligations to pay participating vendors $77,182, $43,105, and $83,902 at June 27, 2015, December 27, 2014, and June 28, 2014, respectively.

The Financial Services segment enters into financial instruments with off-balance sheet risk in the normal course of business through the origination of unsecured credit card loans. Unsecured credit card accounts are commitments to extend credit and totaled $33,436,000, $30,491,000, and $28,686,000 at June 27, 2015, December 27, 2014, and June 28, 2014, respectively. These commitments are in addition to any current outstanding balances of a cardholder. Unsecured credit card loans involve, to varying degrees, elements of credit risk in excess of the amount recognized in the condensed consolidated balance sheets. The principal amounts of these instruments reflect the Financial Services segment's maximum related exposure. The Financial Services segment has not experienced and does not anticipate that all customers will exercise the entire available line of credit at any given point in time. The Financial Services segment has the right to reduce or cancel the available lines of credit at any time.

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
On January 6, 2011, the Company received a Commissioner's charge from the Chair of the U. S. Equal Employment Opportunity Commission ("EEOC") alleging that the Company has discriminated against non-Whites on the basis of their race and national origin in recruitment and hiring. Although the Company disputes these allegations, the Company has entered into settlement negotiations with the EEOC to resolve this matter. At the present time, the Company believes that it is not probable that it will incur a loss related to the EEOC matter in excess of the Company's insurance coverage. Although the Company does not presently believe that the EEOC matter will have a material effect on its business, given the inherent uncertainties in this situation, the Company can provide no assurance that this matter will not be material to its business in the future.

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

10.     STOCK-BASED COMPENSATION PLANS AND EMPLOYEE BENEFIT PLANS

Stock-Based Compensation – The Company recognized total stock-based compensation expense of $5,648 and $10,408 for the three and six months ended June 27, 2015, and $4,501 and $8,565 for the three and six months ended June 28, 2014. Compensation expense related to the Company's stock-based payment awards is recognized in selling, distribution, and administrative expenses in the condensed consolidated statements of income. At June 27, 2015, the total unrecognized deferred stock-based compensation balance for all equity awards issued, net of expected forfeitures, was $36,323, net of tax, which is expected to be amortized over a weighted average period of 3.0 years.

Employee Stock Plans – Awards granted under the Cabela's Incorporated 2013 Stock Plan (the "2013 Stock Plan") have a term of no greater than ten years from the grant date and become exercisable under the vesting schedule determined at the time of grant. As of June 27, 2015, the maximum number of shares available for awards under the 2013 Stock Plan was 2,672,220.

As of June 27, 2015, there were 1,264,495 awards outstanding under the 2013 Stock Plan and 1,908,196 awards outstanding under the Cabela's Incorporated 2004 Stock Plan. To the extent available, we will issue treasury shares for the exercise of stock options before issuing new shares.
Option Awards. During the six months ended June 27, 2015, there were 216,820 non-statutory stock options ("NSOs") granted to employees at an exercise price of $55.46 per share. These options have an eight-year term and vest over four years. In addition, on March 2, 2015, the Company also issued 64,000 premium-priced NSOs to its President and Chief Executive Officer at an exercise price of $63.78 (which was equal to 115% of the closing price of the Company's common stock on the New York Stock Exchange on March 2, 2015). The premium-priced NSOs vest in three equal annual installments beginning on March 2, 2017, and expire on March 2, 2023.

On April 14, 2015, the Company granted 5,000 NSOs to a non-employee director under the 2013 Stock Plan at an exercise price of $54.78 per share. Also, on June 4, 2015, the Company granted 18,282 NSOs to non-employee directors under the 2013 Stock Plan at an exercise price of $51.35 per share. Options under both grants have an eight-year term and vest over one year.

During the six months ended June 27, 2015, there were 590,343 options exercised. The aggregate intrinsic value of awards exercised was $31,807 and $15,979 during the six months ended June 27, 2015, and June 28, 2014, respectively. Based on the Company's closing stock price of $51.27 at June 27, 2015, the total number of in-the-money awards exercisable as of June 27, 2015, was 1,689,201.

Nonvested Stock and Stock Unit Awards. During the six months ended June 27, 2015, the Company issued 315,215 units of nonvested stock to employees at a weighted average fair value of $55.46 per unit. These nonvested stock units vest evenly over four years on the grant date anniversary based on the passage of time. On March 2, 2015, the Company also issued 58,075 units of performance-based restricted stock units to certain executives at a fair value of $55.46 per unit. These performance-based restricted stock units will begin vesting in four equal annual installments on March 2, 2016, if the performance criterion is achieved.

CABELA'S INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands Except Share and Per Share Amounts)
(Unaudited)

On June 4, 2015, the Company granted 7,789 units of nonvested stock to non-employee directors under the 2013 Stock Plan at a fair value of $51.35 per unit. These nonvested stock units vest over one year.

Employee Stock Purchase Plan – During the six months ended June 27, 2015, there were 35,787 shares issued under the Cabela's Incorporated 2013 Employee Stock Purchase Plan (the "2013 ESPP"). As of June 27, 2015, there were 1,860,344 shares of common stock authorized and available for issuance under the 2013 ESPP.

11.	STOCKHOLDERS' EQUITY AND DIVIDEND RESTRICTIONS

Retained Earnings – The most significant restrictions on the payment of dividends by the Company to stockholders are contained within the covenants under its revolving credit and unsecured senior notes purchase agreements. Also, Nebraska banking laws govern the amount of dividends that WFB can pay to Cabela’s. At June 27, 2015, the Company had unrestricted retained earnings of $226,699 available for dividends. However, the Company has never declared or paid any cash dividends on its common stock, and does not anticipate paying any cash dividends in the foreseeable future.

Accumulated Other Comprehensive Income (Loss) – The components of accumulated other comprehensive income (loss), net of related taxes, are as follows for the periods ended:

	June 27, 2015	December 27, 2014	June 28, 2014

Accumulated net unrealized holding gains on economic development bonds	$7,906	$9,521	$6,151
Cumulative foreign currency translation adjustments	(34,950)	(21,227)	(5,089)
Total accumulated other comprehensive income (loss)	$(27,044)	$(11,706)	$1,062
Treasury Stock – In April 2015, we announced our intent to repurchase up to 2,000,000 shares of our common stock in open market transactions through February 2016. This share repurchase program does not obligate us to repurchase any outstanding shares of our common stock, and the program may be limited or terminated at any time. There is no guarantee as to the exact number of shares that we will repurchase. At June 27, 2015, there were 1,000,000 shares remaining under the April 2015 announcement which may be repurchased.
The following table reconciles the Company's treasury stock activity for the periods presented.

	Three Months Ended		Six Months Ended
	June 27, 2015	June 28, 2014	June 27, 2015	June 28, 2014

Balance, beginning of period	—	—	—	—
Purchase of treasury stock at cost	1,000,000	—	1,000,000	—
Treasury shares issued on exercise of stock options and share-based payment awards	(77,744)	—	(77,744)	—

Balance, end of period	922,256	—	922,256	—

CABELA'S INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands Except Share and Per Share Amounts)
(Unaudited)

12.     EARNINGS PER SHARE

The following table reconciles the weighted average number of shares utilized in the earnings per share calculations for the periods presented.

	Three Months Ended		Six Months Ended
	June 27, 2015	June 28, 2014	June 27, 2015	June 28, 2014

Common shares – basic	71,065,258	71,031,019	71,168,661	70,901,515
Effect of incremental dilutive securities:
Stock options and nonvested stock units	307,717	668,987	536,473	949,669
Common shares – diluted	71,372,975	71,700,006	71,705,134	71,851,184

Stock options outstanding considered anti-dilutive excluded from calculation	663,797	655,780	663,797	443,841

13.     SUPPLEMENTAL CASH FLOW INFORMATION

The following table sets forth non-cash financing and investing activities and other cash flow information for the six months ended:

	June 27, 2015	June 28, 2014
Non-cash financing and investing activities:
Accrued property and equipment additions (1)	$44,589	$26,084
Depreciation adjustment reducing deferred grant income	—	(831)

Other cash flow information:
Interest paid (2)	$39,830	$39,629
Capitalized interest	(6,429)	(4,216)
Interest paid, net of capitalized interest	$33,401	$35,413
Income taxes paid, net of refunds	$42,505	$14,812

(1)	Accrued property and equipment additions are recognized in the condensed consolidated statements of cash flows in the period they are paid.

(2)	Includes interest from the Financial Services segment totaling $32,519 and $31,876, respectively.

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

Segment assets are those directly used in or clearly allocable to an operating segment’s operations. Depreciation, amortization, and property and equipment expenditures are recognized in each respective segment. Major assets by segment include:

•
Retail – inventory in the retail stores; land, buildings, fixtures, and leasehold improvements; and goodwill. The amount of goodwill in the Retail segment totaled $2,845, $3,023, and $3,288 at June 27, 2015, December 27, 2014, and June 28, 2014, respectively. The change in the carrying value of goodwill between periods was due to foreign currency adjustments.

•	Direct – fixed assets and deferred catalog costs.

•
Financial Services – cash, credit card loans, restricted cash, receivables, fixtures, and other assets. Cash and cash equivalents of the Financial Services segment were $83,311, $49,294, and $91,119 at June 27, 2015, December 27, 2014, and June 28, 2014, respectively.

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
Also, if the total risk-based capital ratio of WFB is greater than 13% at any quarter end, the Financial Services segment must pay an additional license fee to the Retail and Direct business segments equal to 50% of the amount that the total risk-based capital ratio exceeds 13%. The total risk-based capital ratio of WFB did not exceed this 13% threshold at June 30, 2015, so no additional license fee was paid.

CABELA'S INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands Except Share and Per Share Amounts)
(Unaudited)

Financial information by segment is presented in the following table for the periods presented:

				Corporate Overhead and Other
			Financial Services
	Retail	Direct			Total
Three Months Ended June 27, 2015:
Merchandise sales	$569,315	$136,753	$—	$—	$706,068
Non-merchandise revenue:
Financial Services	—	—	119,872	—	119,872
Other	775	—	—	4,490	5,265
Total revenue before intersegment eliminations	570,090	136,753	119,872	4,490	831,205
Intersegment revenue eliminated in consolidation	—	—	5,071	—	5,071
Total revenue as reported	$570,090	$136,753	$124,943	$4,490	$836,276

Operating income (loss)	$89,829	$14,998	$45,910	$(87,347)	$63,390
As a percentage of revenue	15.8%	11.0%	38.3%	N/A	7.6%
Depreciation and amortization	$20,357	$1,220	$444	$10,436	$32,457
Assets	1,746,804	296,409	4,633,643	964,799	7,641,655
Property and equipment additions including accrued amounts	95,242	2	133	33,025	128,402

Three Months Ended June 28, 2014:
Merchandise sales	$499,750	$147,116	$—	$—	$646,866
Non-merchandise revenue:
Financial Services	—	—	104,588	—	104,588
Other	686	—	—	4,285	4,971
Total revenue before intersegment eliminations	500,436	147,116	104,588	4,285	756,425
Intersegment revenue eliminated in consolidation	—	—	4,776	—	4,776
Total revenue as reported	$500,436	$147,116	$109,364	$4,285	$761,201

Operating income (loss)	$99,806	$24,063	$23,587	$(75,465)	$71,991
As a percentage of revenue	19.9%	16.4%	22.6%	N/A	9.5%
Depreciation and amortization	$16,831	$1,226	$378	$8,737	$27,172
Assets	1,467,533	224,016	4,096,503	810,133	6,598,185
Property and equipment additions including accrued amounts	81,449	45	660	29,013	111,167

CABELA'S INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands Except Share and Per Share Amounts)
(Unaudited)

				Corporate Overhead and Other
			Financial Services
	Retail	Direct			Total
Six Months Ended June 27, 2015:
Merchandise sales	$1,093,490	$310,232	$—	$—	$1,403,722
Non-merchandise revenue:
Financial Services	—	—	238,308	—	238,308
Other	1,040	—	—	10,734	11,774
Total revenue before intersegment eliminations	1,094,530	310,232	238,308	10,734	1,653,804
Intersegment revenue eliminated in consolidation	—	—	9,548	—	9,548
Total revenue as reported	$1,094,530	$310,232	$247,856	$10,734	$1,663,352

Operating income (loss)	$145,384	$41,040	$94,387	$(172,888)	$107,923
Operating income as a percentage of revenue	13.3%	13.2%	39.6%	N/A	6.5%
Depreciation and amortization	$39,114	$2,451	$863	$21,250	$63,678
Assets	1,746,804	296,409	4,633,643	964,799	7,641,655
Property and equipment additions including accrued amounts	174,859	3	724	50,236	225,822

Six Months Ended June 28, 2014:
Merchandise sales	$940,531	$326,532	$—	$—	$1,267,063
Non-merchandise revenue:
Financial Services	—	—	203,166	—	203,166
Other	854	—	—	11,165	12,019
Total revenue before intersegment eliminations	941,385	326,532	203,166	11,165	1,482,248
Intersegment revenue eliminated in consolidation	—	—	4,776	—	4,776
Total revenue as reported	$941,385	$326,532	$207,942	$11,165	$1,487,024

Operating income (loss)	$152,104	$57,193	$56,689	$(153,142)	$112,844
Operating income as a percentage of revenue	16.2%	17.5%	27.9%	N/A	7.6%
Depreciation and amortization	$32,046	$2,456	$758	$17,985	$53,245
Assets	1,467,533	224,016	4,096,503	810,133	6,598,185
Property and equipment additions including accrued amounts	164,035	113	987	50,802	215,937

CABELA'S INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands Except Share and Per Share Amounts)
(Unaudited)

The components and amounts of total revenue for the Financial Services segment were as follows for the periods presented:

	Three Months Ended		Six Months Ended
	June 27, 2015	June 28, 2014	June 27, 2015	June 28, 2014

Interest and fee income	$112,965	$94,652	$224,893	$188,871
Interest expense	(16,811)	(15,804)	(32,430)	(31,690)
Provision for loan losses	(15,831)	(10,314)	(29,061)	(23,028)
Net interest income, net of provision for loan losses	80,323	68,534	163,402	134,153
Non-interest income:
Interchange income	98,509	91,512	186,203	173,939
Other non-interest income	821	867	1,503	1,622
Total non-interest income	99,330	92,379	187,706	175,561
Less: Customer rewards costs	(54,710)	(51,549)	(103,252)	(101,772)
Financial Services revenue	$124,943	$109,364	$247,856	$207,942
The following table sets forth the percentage of our merchandise revenue contributed by major product categories for our Retail and Direct segments and in total for the three and six months ended June 27, 2015, and June 28, 2014.

Three Months Ended:	Retail		Direct		Total
	2015	2014	2015	2014	2015	2014
Product Category:
Hunting Equipment	39.9%	40.2%	19.8%	32.0%	34.3%	38.3%
General Outdoors	42.5	41.2	65.6	45.7	48.9	42.2
Clothing and Footwear	17.6	18.6	14.6	22.3	16.8	19.5
Total	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

Six Months Ended:	Retail		Direct		Total
	2015	2014	2015	2014	2015	2014
Product Category:
Hunting Equipment	45.8%	45.8%	27.5%	35.9%	41.0%	43.3%
General Outdoors	35.6	34.7	51.9	38.6	39.9	35.7
Clothing and Footwear	18.6	19.5	20.6	25.5	19.1	21.0
Total	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

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
Level 3 is comprised of financial instruments whose fair value is estimated based on internally developed models or methodologies utilizing significant inputs that are primarily unobservable from objective sources. At June 27, 2015, the financial instruments carried on our condensed consolidated balance sheets subject to fair value measurements consisted of economic development bonds and were classified as Level 3 for valuation purposes. For the six months ended June 27, 2015, and June 28, 2014, there were no transfers in or out of Levels 1, 2, or 3.
The table below presents changes in fair value of the economic development bonds measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the periods presented:

	Three Months Ended		Six Months Ended
	June 27, 2015	June 28, 2014	June 27, 2015	June 28, 2014

Balance, beginning of period	$83,083	$80,056	$82,074	$78,504
Total gains or losses:
Included in earnings - realized	—	—	—	—
Included in accumulated other comprehensive income (loss) - unrealized	(4,649)	(603)	(2,496)	2,347
Valuation adjustments	—	—	—	—
Purchases, issuances, and settlements:
Purchases	—	—	—	—
Issuances	—	—	—	—
Settlements	(498)	(1,024)	(1,642)	(2,422)
Total	(498)	(1,024)	(1,642)	(2,422)
Balance, end of period	$77,936	$78,429	$77,936	$78,429
There were no other than temporary fair value adjustments of economic development bonds and no adjustments of deferred grant income related to economic development bonds in the six months ended June 27, 2015, or June 28, 2014.
We evaluate the recoverability of property and equipment, goodwill, other property, and other intangibles whenever indicators of impairment exist. This evaluation included existing store locations and future retail store sites. The Company did not recognize any impairment in the six months ended June 27, 2015, and June 28, 2014. However, during the three months ended March 29, 2014, a liability judgment relating to litigation on a breach of a retail store radius restriction was increased $1,062 pursuant to a supplemental court order. This increase to this liability, plus legal and other costs, resulted in the Company recording an increase to the carrying amount of the related retail store property through a reduction in deferred grant income. The additional depreciation adjustment that reduced the deferred grant income of this retail store property resulted in an increase in depreciation expense of $831 that was recognized in the three months ended March 29, 2014. This increase in depreciation expense was included in selling, distribution, and administrative expenses in the condensed consolidated statements of income and was recognized in the Retail segment. There was no additional depreciation expense adjustment recognized after March 29, 2014.

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

	June 27, 2015		December 27, 2014		June 28, 2014
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value

Financial Assets:
Credit card loans, net	$4,392,769	$4,392,769	$4,421,185	$4,421,185	$3,904,938	$3,904,938

Financial Liabilities:
Time deposits	827,475	825,095	806,056	809,014	841,027	838,459
Secured variable funding obligations of the Trust	65,000	65,000	480,000	480,000	—	—
Secured obligations of the Trust	3,111,000	3,074,510	3,047,250	3,014,446	2,707,250	2,679,723
Long-term debt	823,060	841,443	499,715	521,212	556,100	581,855

The table above has been revised for December 27, 2014, to include the carrying value and estimated fair value of secured variable funding obligations of the Trust and to correct the estimated fair value of time deposits.

16.    ACCOUNTING PRONOUNCEMENTS

Revenue from Contracts with Customers: In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2014-09 "Revenue from Contracts with Customers" (Topic 606) ("ASU 2014-09"). ASU 2014-09 is a comprehensive new revenue recognition model requiring a company to recognize revenue to depict the transfer of goods or services to a customer at an amount reflecting the consideration it expects to receive in exchange for those goods or services. In adopting ASU 2014-09, companies may use either a full retrospective or a modified retrospective approach. ASU 2014-09 is effective for the first interim period within annual reporting periods beginning after December 15, 2017, with early adoption permitted for the first interim period within annual reporting periods beginning after December 15, 2016. Management is evaluating the provisions of this statement, does not intend to apply early adoptions, and has not determined what impact the adoption of ASU 2014-09 will have on the Company's financial position or results of operations.
Simplifying the Presentation of Debt Issuance Costs: In April 2015, the FASB issued ASU 2015-03, "Simplifying the Presentation of Debt Issuance Costs," ("ASU 2015-03"). ASU 2015-03 requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. ASU 2015-03 is effective for the first interim period for fiscal years beginning after December 15, 2015. The adoption of this ASU will not have any impact on the Company's consolidated financial position, liquidity, or results of operations.
Simplifying the Measurement of Inventory: In July 2015, the FASB issued ASU 2015-11, “Simplifying the Measurement of Inventory.” Under this ASU, inventory will be measured at the “lower of cost and net realizable value” and options that currently exist for “market value” will be eliminated. The ASU defines net realizable value as the “estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation.” No other changes were made to the current guidance on inventory measurement. ASU 2015-11 is effective for interim and annual periods beginning after December 15, 2016. Early application is permitted and should be applied prospectively. Management is evaluating the provisions of this statement, including which period to adopt, and has not determined what impact the adoption of ASU 2015-11 will have on the Company's financial position or results of operations.

CABELA'S INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands Except Share and Per Share Amounts)
(Unaudited)

17.    SUBSEQUENT EVENT

On July 15, 2015, the Trust sold $400,000 of asset-backed notes, Series 2015-II. The Series 2015-II securitization transaction included the issuance of $240,000 Class A-1 notes, which accrue interest at a fixed rate of 2.25% per year, $100,000 of Class A-2 notes, which accrue interest at a floating rate equal to one-month London Interbank Offered Rate plus 0.67% per year, and three subordinated classes of notes in the aggregate principal amount of $60,000. The Financial Services segment retained each of the subordinated classes of notes which will be eliminated in the preparation of our condensed consolidated financial statements. Each class of notes issued in the Series 2015-II securitization transaction has an expected life of approximately five years and a contractual maturity of approximately eight years. The proceeds from this securitization transaction will be used to fund the growth in restricted credit card loans, maturities of time deposits, and future obligations of the Trust.

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

Critical Accounting Policies and Use of Estimates

Our critical accounting policies and use of estimates utilized in the preparation of the condensed consolidated financial statements as of June 27, 2015, remain unchanged from December 27, 2014.

Cabela's®

We are a leading specialty retailer, and the world's largest direct marketer, of hunting, fishing, camping, and related outdoor merchandise. We provide a quality service to our customers who enjoy an outdoor lifestyle by supplying outdoor products through our multi-channel retail business consisting of our Retail and Direct segments. Our Retail business segment currently consists of 71 stores, including the seven new format stores that we opened in 2015 to date as follows:

•	Fort Mill, South Carolina; and Berlin, Massachusetts; in March;

•	Garner, North Carolina; and Sun Prairie, Wisconsin; in April;

•	Ammon, Idaho; and Fort Oglethorpe, Georgia; in May; and

•	Moncton, New Brunswick, Canada; in June.

We now have 63 stores located in the United States and eight in Canada with total retail square footage of 7.5 million.
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

Executive Overview

	Three Months Ended
	June 27, 2015	June 28, 2014	Increase (Decrease)	% Change

	(Dollars in Thousands Except Earnings Per Diluted Share)
Revenue:
Retail	$570,090	$500,436	$69,654	13.9%
Direct	136,753	147,116	(10,363)	(7.0)
Total	706,843	647,552	59,291	9.2
Financial Services	124,943	109,364	15,579	14.2
Other revenue	4,490	4,285	205	4.8
Total revenue	$836,276	$761,201	$75,075	9.9

Operating income	$63,390	$71,991	$(8,601)	(11.9)

Net income	$40,057	$43,517	$(3,460)	(8.0)

Earnings per diluted share	$0.56	$0.61	$(0.05)	(8.2)

	Six Months Ended
	June 27, 2015	June 28, 2014	Increase (Decrease)	% Change

	(Dollars in Thousands Except Earnings Per Diluted Share)
Revenue:
Retail	$1,094,530	$941,385	$153,145	16.3%
Direct	310,232	326,532	(16,300)	(5.0)
Total	1,404,762	1,267,917	136,845	10.8
Financial Services	247,856	207,942	39,914	19.2
Other revenue	10,734	11,165	(431)	(3.9)
Total revenue	$1,663,352	$1,487,024	$176,328	11.9

Operating income	$107,923	$112,844	$(4,921)	(4.4)

Net income	$66,831	$69,266	$(2,435)	(3.5)

Earnings per diluted share	$0.93	$0.96	$(0.03)	(3.1)
Revenues presented in the table above are consistent with our presentation for total revenue as reported by segment. Revenues in the three months ended June 27, 2015, totaled $836 million, an increase of $75 million, or 9.9%, compared to the three months ended June 28, 2014. Total merchandise sales increased $59 million, or 9.2%, comparing the respective periods due to an increase of $70 million, or 13.9%, in Retail revenue. The increase in Retail revenue is primarily from the addition of new retail stores, as our new retail store formats continue to generate higher sales per square foot compared to our legacy stores. The increase in Retail revenue from new retail stores was partially offset by a decrease in comparable store sales of $4 million. Direct revenue decreased $10 million, or 7.0%, in the three months ended June 27, 2015, compared to the three months ended June 28, 2014, due to decreases in each of our three major product categories comparing the respective periods, but primarily in the hunting equipment product category mostly due to a decrease in ammunition sales compared to the three months ended June 28, 2014, and expected cannibalization from our new retail store growth.
Revenues in the six months ended June 27, 2015, totaled $1.7 billion, an increase of $176 million, or 11.9%, compared to the six months ended June 28, 2014. Total merchandise sales increased $137 million, or 10.8%, comparing the respective periods due to an increase in Retail revenue from new stores of $159 million. The increase in Retail revenue from new retail stores was partially offset by a decrease in comparable store sales of $10 million. Direct revenue decreased $16 million, or 5.0%, in the six months ended June 27, 2015, compared to the six months ended June 28, 2014, primarily due to decreases in each of our three major product categories comparing the respective periods, but primarily in the hunting equipment product category mostly due to a decrease in ammunition sales compared to the six months ended June 28, 2014, and expected cannibalization from our new retail store growth.
Financial Services revenue increased $16 million, or 14.2%, in the three months ended June 27, 2015, compared to the three months ended June 28, 2014, and $40 million, or 19.2%, for the six months ended June 27, 2015, compared to the six months ended June 28, 2014, primarily due to increases in interest and fee income and interchange income.
Total operating income decreased $9 million, or 11.9%, in the three months ended June 27, 2015, compared to the three months ended June 28, 2014, and decreased $5 million, or 4.4%, in the six months ended June 27, 2015, compared to the six months ended June 28, 2014. Total operating income as a percentage of total revenue decreased 190 basis points and 110 basis points over the respective periods. The decreases in total operating income and total operating income as a percentage of total revenue were primarily attributable to increases in consolidated operating expenses comparing the respective periods and decreases in revenue from our Direct segment, partially offset by increases in revenue from our Financial Services and Retail segments.

Selling, distribution, and administrative expenses increased in the three and six months ended June 27, 2015, compared to the three and six months ended June 28, 2014, primarily due to additional costs from increases in the number of new stores and costs in related support areas. We continue to focus on expense management throughout the Company and have identified several expense reduction opportunities that we are in the process of implementing that should benefit the second half of fiscal 2015 and continue to benefit operating income in upcoming periods. We plan to continue our retail expansion, our omni-channel initiatives, and our Cabela’s branded product investments as we focus on expense controls consistent with our business performance. We will continue to manage our operating costs accordingly through fiscal 2015.
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

We offer our customers integrated opportunities to access and use our retail store, e-commerce websites (Cabelas.com and Cabelas.ca), and catalog channels. Our in-store pick-up program allows customers to order products through our websites, store kiosks, and catalogs and have them delivered to the retail store of their choice without incurring shipping costs, thereby helping to increase foot traffic in our stores. Conversely, increasing our number of retail stores introduces customers to our websites and catalog channels. We are capitalizing on our omni-channel model by building on the strengths of each channel, primarily through improvements in our merchandise planning system. This system, along with our replenishment system, allows us to identify the correct product mix in each of our retail stores, maintain the proper inventory levels to satisfy customer demand in both our Retail and Direct business channels, and improve our distribution efficiencies. We continued to enhance our omni-channel efforts through greater use of digital marketing and to make improvements to our mobile platform. We completed our omni-channel fulfillment rollout by adding our retail stores to our distribution network so customers who order through our call centers or website are no longer solely dependent upon the stock we have in our distribution centers. In addition, our Cabela's branded products continue to be a core focus for us, especially in clothing and footwear as well as in selected hard goods categories.

We continue to work with vendors to negotiate the best prices on products and to manage inventory levels, as well as to ensure vendors deliver all products as expected. We are focusing on product assortments for our core customer base through our detailed pre-season planning efforts, in-season monitoring of sales, and management of inventory. We have improved and continue to enhance our retail store merchandising processes, information technology systems, and distribution and logistics capabilities. We have also improved our visual merchandising within the stores and coordinated merchandise at our stores by adding more regional product assortments. Our outfitters also benefited through the launch of our retail product information application which is available via hand held devices. This provides quick and convenient access to product information, allowing outfitters to be more efficient and engaging with customers. In addition, to enhance customer service at our retail stores, we have continued our management training and mentoring programs for our retail store managers.

Our merchandise gross profit increased $14 million, or 5.7%, to $253 million in the three months ended June 27, 2015, compared to the three months ended June 28, 2014, and increased $32 million, or 7.0%, to $485 million in the six months ended June 27, 2015, compared to the six months ended June 28, 2014, primarily due to new retail store growth comparing the respective periods.

Our merchandise gross margin as a percentage of merchandise sales decreased 120 basis points to 35.8% in the three months ended June 27, 2015, compared to the three months ended June 28, 2014, and decreased 120 basis points to 34.5% in the six months ended June 27, 2015, compared to the six months ended June 28, 2014. The decrease in the three months ended June 27, 2015, compared to the respective 2014 period was primarily due to increased sales of lower margin firearms, ammunition, and powersports products, combined with lower sales in our higher margin soft goods and apparel categories. The other main contributor to the 120 basis point decrease was increased sales discounts and markdowns, which had an impact of approximately 30 basis points. The decrease in the six months ended June 27, 2015, compared to the respective 2014 period was also primarily due to (i) increased sales of lower margin firearms, ammunition, and powersports products, combined with lower sales in our higher margin soft goods and apparel categories; (ii) an adjustment in the presentation of reimbursement between segments for certain promotional costs totaling $4 million, which had an impact of approximately 30 basis points; and (iii) increased sales discounts and markdowns, which had an impact of approximately 20 basis points. The effect of the reimbursement adjustment resulted in an increase in Financial Services revenue and an increase in merchandise cost of sales by the same amount.

Retail segment results for the three and six months ended June 27, 2015, compared to the respective periods ended June 28, 2014, were as follows:

•	revenue increased $70 million, or 13.9%, and $153 million, or 16.3%, respectively;

•	operating income decreased $10 million, or 10.0%, and increased $7 million, or 4.4%, respectively;

•	operating income as a percentage of Retail segment revenue decreased 410 basis points to 15.8% quarter over quarter, and 290 basis points to 13.3% comparing the respective six month periods; and

•	comparable store sales on a consolidated basis decreased 0.9% and 1.1%, respectively, and for our United States locations increased 0.8% and 0.2%, respectively.

At March 31, 2014, the total risk-based capital ratio of WFB exceeded 13%. Therefore, in accordance with our Intercompany Agreement, an additional license fee of $11 million was paid in April 2014 by the Financial Services segment to the Retail ($7 million) and Direct ($4 million) segments and was classified in selling, distribution, and administrative expenses. This additional license fee payment of $7 million to the Retail segment accounted for 130 basis points of the 410 basis points decrease in operating income as a percentage of Retail segment revenue quarter over quarter, and accounted for 80 basis points of the 290 basis points decrease in operating income as a percentage of Retail segment revenue over the respective six month periods.
Our new format stores are more productive and generate higher sales per square foot and higher returns compared to our legacy stores, which helps to increase our return on invested capital. It is expected that the planned openings of future stores will continue to generate a higher profit per square foot compared to the legacy store base. With this strong new store performance, retail store expansion remains on track with plans to increase retail square footage approximately one million square feet annually over the next several years. Our total retail store square footage at the end of 2014 was 6.9 million square feet. For 2015, we plan to open a total of 13 stores with approximately one million square feet of retail space, which equates to approximately 14% square footage growth over 2014.
We have opened seven new retail stores in 2015 to date. The additional six new format retail stores we plan to open during the remainder of 2015 are located as follows:

•	Noblesville, Indiana; West Chester, Ohio; Oklahoma City, Oklahoma; Huntsville, Alabama; Bristol, Virginia; and Calgary, Alberta, Canada.
Beyond 2015, as we continue our pace of new store openings, we expect to see more stores in smaller markets. The following communities have been announced as new store locations beyond 2015:

•
Short Pump, Virginia; Lexington, Kentucky; Woodbury, New York; League City, Texas; Ottawa, Ontario, Canada; Farmington, Utah; Gainesville, Virginia; Centerville, Ohio; Abbotsford, British Columbia, Canada; Avon, Ohio; Halifax, Nova Scotia, Canada; and Summerville, South Carolina.

To support our growth, we expect to have a 600,000 square foot distribution center in Tooele, Utah, operational in August 2015. We also lease a 325,000 square foot distribution center in Tooele, Utah, that we will use through the opening of our new distribution center. In March 2015, we completed the transition to a third-party logistics provider for our distribution needs in Canada. Accordingly, we closed our distribution center in Winnipeg, Manitoba, in March 2015, and the third-party logistics provider now processes our Canada merchandise at a Calgary, Alberta, distribution center.

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

Direct segment results for the three and six months ended June 27, 2015, compared to the three and six months ended June 28, 2014, were as follows:

•	revenue decreased $10 million and $16 million, respectively;

•	operating income decreased $9 million, or 37.7%, and $16 million, or 28.2%, respectively; and

•	operating income as a percentage of Direct segment revenue decreased 540 basis points to 11.0% quarter over quarter, and 430 basis points to 13.2% comparing the respective six month periods.
At March 31, 2014, the total risk-based capital ratio of WFB exceeded 13%. Therefore, in accordance with our Intercompany Agreement, an additional license fee of $11 million was paid in April 2014 by the Financial Services segment to the Retail ($7 million) and Direct ($4 million) segments and was classified in selling, distribution, and administrative expenses. This additional license fee payment of $4 million to the Direct segment accounted for 290 basis points of the 540 basis points decrease in operating income as a percentage of Direct segment revenue quarter over quarter, and accounted for 130 basis points of the 430 basis points decrease in operating income as a percentage of Direct segment revenue over the respective six month periods.
The decreases in Direct revenue comparing the respective periods were due to decreases in each of our three major product categories, but primarily in the hunting equipment product category mostly due to decreases in ammunition sales, and expected cannibalization from new retail store growth.
Cabela's CLUB continues to manage credit card delinquencies and charge-offs below industry average by adhering to our conservative underwriting criteria and active account management. Comparing Cabela's CLUB results for the three and six months ended June 27, 2015, to the three and six months ended June 28, 2014:

•	Financial Services revenue increased $16 million, or 14.2%, and $40 million, or 19.2%, respectively;

•	the average number of active accounts increased 7.0% in both the three and six month periods, to 1.9 million, and the average balance per active account increased $117 and $111, respectively;

•	the average balance of our credit card loans increased 12.9% and 12.6%, respectively, to $4.3 billion; and

•
net charge-offs as a percentage of average credit card loans increased 13 basis points to 1.80% quarter over quarter, and decreased six basis points to 1.67% comparing the respective six month periods.

During the six months ended June 27, 2015, the Financial Services segment completed a term securitization totaling $375 million and increased a $225 million variable funding facility originally scheduled to mature in March 2015 to $300 million and extended its maturity date to March 2018.

Current Business Environment

Macroeconomic Environment – In 2014, and continuing in the first half of fiscal 2015, we experienced a challenging consumer environment across all business channels. To address these issues, we increased our promotional activity, adjusted our marketing spending, and implemented certain operating expense controls to levels consistent with how our business was performing. We will continue to focus on expense management in future periods. The Financial Services segment continues to monitor developments in the securitization and certificates of deposit markets to ensure adequate access to liquidity. We also expect our charge-off rates and delinquency levels to remain below industry averages.

Operations Review
The three months ended June 27, 2015, and June 28, 2014, each consisted of 13 weeks and the six months ended June 27, 2015, and June 28, 2014, each consisted of 26 weeks. Our operating results expressed as a percentage of revenue were as follows for the periods presented.

	Three Months Ended		Six Months Ended
	June 27, 2015	June 28, 2014	June 27, 2015	June 28, 2014

Revenue	100.00%	100.00%	100.00%	100.00%
Cost of revenue	54.17	53.54	55.28	54.84
Gross profit (exclusive of depreciation and amortization)	45.83	46.46	44.72	45.16
Selling, distribution, and administrative expenses	38.25	36.92	38.23	37.53
Impairment and restructuring charges	—	0.08	—	0.04
Operating income	7.58	9.46	6.49	7.59
Other income (expense):
Interest expense, net	(0.55)	(0.74)	(0.50)	(0.63)
Other income, net	0.24	0.13	0.22	0.21
Total other income (expense), net	(0.31)	(0.61)	(0.28)	(0.42)
Income before provision for income taxes	7.27	8.85	6.21	7.17
Provision for income taxes	2.48	3.13	2.19	2.51
Net income	4.79%	5.72%	4.02%	4.66%

Results of Operations - Three Months Ended June 27, 2015, Compared to June 28, 2014

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

Comparisons and analysis of our revenues are presented below for the three months ended:

	June 27, 2015		June 28, 2014		Increase (Decrease)	% Change
		%		%
	(Dollars in Thousands)

Retail	$570,090	68.2%	$500,436	65.7%	$69,654	13.9%
Direct	136,753	16.4	147,116	19.3	(10,363)	(7.0)
Financial Services	124,943	14.9	109,364	14.4	15,579	14.2
Other	4,490	0.5	4,285	0.6	205	4.8
Total	$836,276	100.0%	$761,201	100.0%	$75,075	9.9

Product Sales Mix – The following table sets forth the percentage of our merchandise revenue contributed by major product categories for our Retail and Direct segments and in total for the three months ended June 27, 2015, and June 28, 2014.

	Retail		Direct		Total
	2015	2014	2015	2014	2015	2014

Hunting Equipment	39.9%	40.2%	19.8%	32.0%	34.3%	38.3%
General Outdoors	42.5	41.2	65.6	45.7	48.9	42.2
Clothing and Footwear	17.6	18.6	14.6	22.3	16.8	19.5
Total	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
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

Retail Revenue – Retail revenue increased $70 million, or 13.9%, in the three months ended June 27, 2015, compared to the three months ended June 28, 2014, primarily due to an increase of $70 million in revenue from the addition of new retail stores. Our new retail store formats continue to generate higher sales per square foot compared to our legacy stores.
The increase in Retail revenue from new retail stores was partially offset by a decrease in comparable store sales of $4 million. Comparable store sales and analysis are presented below for the three months ended:

	June 27, 2015	June 28, 2014	Increase (Decrease)	% Change
	(Dollars in Thousands)

Comparable stores sales on a consolidated basis	$441,149	$445,256	$(4,107)	(0.9)%
Comparable stores sales - United States stores only	419,024	415,873	3,151	0.8
Comparable store sales on a consolidated basis were lower overall in the clothing and footwear product category comparing the three months ended June 27, 2015, to the three months ended June 28, 2014, and were partially offset by increases in the general outdoors and hunting equipment product categories.

Direct Revenue – Direct revenue decreased $10 million, or 7.0%, in the three months ended June 27, 2015, compared to the three months ended June 28, 2014. The decrease in Direct revenue was due to a decrease in each of our three major product categories, but primarily in the hunting equipment product category mostly due to decreases in ammunition sales, and expected cannibalization from new retail store growth.

Financial Services Revenue – The following table sets forth the components of Financial Services revenue for the three months ended:

	June 27, 2015	June 28, 2014	Increase (Decrease)	% Change
	(Dollars in Thousands)

Interest and fee income	$112,965	$94,652	$18,313	19.3%
Interest expense	(16,811)	(15,804)	1,007	6.4
Provision for loan losses	(15,831)	(10,314)	5,517	53.5
Net interest income, net of provision for loan losses	80,323	68,534	11,789	17.2
Non-interest income:
Interchange income	98,509	91,512	6,997	7.6
Other non-interest income	821	867	(46)	(5.3)
Total non-interest income	99,330	92,379	6,951	7.5
Less: Customer rewards costs	(54,710)	(51,549)	3,161	6.1
Financial Services revenue	$124,943	$109,364	$15,579	14.2
Financial Services revenue increased $16 million, or 14.2%, for the three months ended June 27, 2015, compared to the three months ended June 28, 2014. The increase in interest and fee income of $18 million was due to increases in credit card loans and the revolving rate. The increase in interchange income of $7 million was due to increases in credit card purchases and the interchange rate. The increase in provision for loan losses of $6 million was due to growth in the average outstanding balance of credit card loans.

The following table sets forth the components of Financial Services revenue as a percentage of average total credit card loans, including any accrued interest and fees, for the three months ended:

	June 27, 2015	June 28, 2014

Interest and fee income	10.5%	10.0%
Interest expense	(1.6)	(1.7)
Provision for loan losses	(1.5)	(1.1)
Interchange income	9.2	9.6
Other non-interest income	0.1	0.1
Customer rewards costs	(5.1)	(5.4)
Financial Services revenue	11.6%	11.5%

Key statistics reflecting the performance of Cabela's CLUB are shown in the following chart for the three months ended:

	June 27, 2015	June 28, 2014	Increase (Decrease)	% Change
	(Dollars in Thousands Except Average Balance per Active Account )

Average balance of credit card loans (1)	$4,299,130	$3,808,842	$490,288	12.9%
Average number of active credit card accounts	1,903,291	1,778,556	124,735	7.0
Average balance per active credit card account (1)	$2,259	$2,142	$117	5.5
Purchases on credit card accounts, net	$5,071,387	$4,775,503	$295,884	6.2
Net charge-offs on credit card loans (1)	$19,337	$15,864	$3,473	21.9
Net charge-offs as a percentage of average credit card loans (1)	1.80%	1.67%	0.13%

(1) Includes accrued interest and fees
The average balance of credit card loans increased to $4.3 billion, or 12.9%, for the three months ended June 27, 2015, compared to the three months ended June 28, 2014, due to an increase in the number of active accounts and the average balance per account. We define an active credit card account as any account with an outstanding debit or credit balance at the end of any respective month. The average number of active accounts increased to 1.9 million, or 7.0%, compared to the three months ended June 28, 2014, due to our successful marketing efforts in new account acquisitions. Net charge-offs as a percentage of average credit card loans increased to 1.80% for the three months ended June 27, 2015, up 13 basis points compared to the three months ended June 28, 2014, due to an increase in delinquencies compared to the second quarter of 2014, partially offset by improvements in recovery rates. See “Asset Quality of Cabela's CLUB” in this report for additional information on trends in delinquencies and non-accrual loans and analysis of our allowance for loan losses.

Other Revenue

Other revenue was $5 million in both the three months ended June 27, 2015, and the three months ended June 28, 2014.

Merchandise Gross Profit

Merchandise gross profit is defined as merchandise sales, including shipping fees charged to customers, less the costs of related merchandise sold and shipping costs. Comparisons of merchandise gross profit and merchandise gross profit as a percentage of merchandise sales for our operations, year over year, and to the retail industry in general, are impacted by:

•	retail store, distribution, and warehousing costs (including depreciation and amortization), which we exclude from our cost of revenue;

•	royalty fees we include in merchandise sales for which there are no costs of revenue;

•	customer service related revenue we include in merchandise sales for which there are no costs of revenue; and

•	shipping costs we include in cost of revenue.
Comparisons and analysis of our merchandise gross profit on merchandise sales are presented below for the three months ended:

	June 27, 2015	June 28, 2014	Increase (Decrease)	% Change
	(Dollars in Thousands)

Merchandise sales	$706,068	$646,866	$59,202	9.2%
Merchandise gross profit	253,074	239,416	13,658	5.7
Merchandise gross profit as a percentage of merchandise sales	35.8%	37.0%	(1.2)%

 Merchandise Gross Profit – Our merchandise gross profit increased $14 million, or 5.7%, to $253 million in the three months ended June 27, 2015, compared to the three months ended June 28, 2014, primarily due to new retail store growth.

Our merchandise gross profit as a percentage of merchandise sales decreased 120 basis points to 35.8% in the three months ended June 27, 2015, compared to the three months ended June 28, 2014. This decrease was primarily due to increased sales of lower margin firearms, ammunition, and powersports products, combined with lower sales in our higher margin soft goods and apparel categories. The other main contributor to the 120 basis point decrease was increased sales discounts and markdowns, which had an impact of approximately 30 basis points.

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

Comparisons and analysis of our selling, distribution, and administrative expenses are presented below for the three months ended:

	June 27, 2015	June 28, 2014	Increase (Decrease)	% Change
	(Dollars in Thousands)

Selling, distribution, and administrative ("SD&A") expenses	$319,892	$281,051	$38,841	13.8%
SD&A expenses as a percentage of total revenue	38.3%	36.9%	1.4%
Retail store pre-opening costs	$7,893	$6,265	$1,628	26.0
Selling, distribution, and administrative expenses increased $39 million, or 13.8%, in the three months ended June 27, 2015, compared to the three months ended June 28, 2014, and increased 140 basis points to 38.3% as a percentage of total revenue. Selling, distribution, and administrative expenses increased primarily due to additional costs from increases in the number of new stores and costs in related support areas. We continue to focus on expense management throughout the Company and have identified several expense reduction opportunities that we are in the process of implementing that should benefit the second half of fiscal 2015 and continue to benefit operating income in upcoming periods.
The most significant factors contributing to the changes in selling, distribution, and administrative expenses in the three months ended June 27, 2015, compared to the three months ended June 28, 2014, included:

•	an increase of $29 million in employee compensation, benefits, and contract labor primarily due to increases in the number of new stores and costs in related support areas;

•
an increase of $8 million in building costs and depreciation primarily due to additional costs from increases in the number of new stores and the operations and maintenance of our existing retail stores and corporate offices; and

•	an increase of $3 million in advertising and promotional costs as we continued our promotional activity into the second quarter of fiscal 2015 in an effort to increase sales.

Significant changes in our consolidated selling, distribution, and administrative expenses related to specific business segments included:
Retail Segment:

•	An increase of $14 million in employee compensation, benefits, and contract labor primarily due to the opening of new retail stores.

•	An increase of $7 million in building costs and depreciation primarily related to the operations and maintenance of our new and existing retail stores.

•	An increase of $4 million in advertising and promotional costs.

Direct Segment:

•	A decrease of $1 million in advertising and promotional costs.

Financial Services Segment:

•	An increase of $3 million in employee compensation, benefits, and contract labor to support the growth of credit card operations.

Corporate Overhead, Distribution Centers, and Other:

•
An increase of $12 million in employee compensation, benefits, and contract labor primarily due to expansion of our distribution network to support our Direct and Retail segments and an increase in incentive compensation.

•	An increase of $1 million in building costs primarily related to the operations and maintenance of our corporate office to support operational growth.

Impairment and Restructuring Charges

In June 2014, we announced the transition to a third-party logistics provider for our distribution needs in Canada and the closing of our distribution center in Winnipeg, Manitoba. Accordingly, in the three months ended June 28, 2014, we recognized a restructuring charge related to employee severance agreements and termination benefits totaling approximately $1 million. This restructuring charge was recognized in the Corporate Overhead and Other segment. In March 2015, we completed the transition to the third-party logistics provider for our distribution needs in Canada and closed our distribution center in Winnipeg, Manitoba.

We evaluate the recoverability of economic development bonds, property (including existing store locations and future retail store sites), equipment, goodwill, other property, and other intangibles whenever indicators of impairment exist. We did not recognize any impairment during the three months ended June 27, 2015, or June 28, 2014.
Operating Income

Operating income is revenue less cost of revenue; selling, distribution, and administrative expenses; and impairment and restructuring charges. Operating income for our merchandise business segments excludes costs associated with operating expenses of distribution centers, procurement activities, and other corporate overhead costs.
Comparisons and analysis of operating income are presented below for the three months ended:

	June 27, 2015	June 28, 2014	Increase (Decrease)	% Change
	(Dollars in Thousands)

Total operating income	$63,390	$71,991	$(8,601)	(11.9)%
Total operating income as a percentage of total revenue	7.6%	9.5%	(1.9)%

Operating income by business segment:
Retail	$89,829	$99,806	$(9,977)	(10.0)
Direct	$14,998	24,063	(9,065)	(37.7)
Financial Services	$45,910	23,587	22,323	94.6

Operating income as a percentage of segment revenue:
Retail	15.8%	19.9%	(4.1)%
Direct	11.0	16.4	(5.4)
Financial Services	38.3	22.6	15.7

Total operating income decreased $9 million, or 11.9%, in the three months ended June 27, 2015, compared to the three months ended June 28, 2014, and total operating income as a percentage of revenue decreased 190 basis points to 7.6% in the three months ended June 27, 2015. The decreases in total operating income and total operating income as a percentage of total revenue were primarily attributable to increases in consolidated operating expenses comparing the respective periods and decreases in revenue from our Direct segment, partially offset by increases in revenue from our Financial Services and Retail segments. We plan to continue our retail expansion, our omni-channel initiatives, and our Cabela’s branded product investments as we focus on expense management and emphasize corporate frugality.

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

Also, if the total risk-based capital ratio of WFB is greater than 13% at any quarter end, the Financial Services segment must pay an additional license fee to the Retail and Direct business segments equal to 50% of the amount that the total risk-based capital ratio exceeds 13%. At June 30, 2015, the total risk-based capital ratio of WFB did not exceed this 13% threshold, so no additional license fee was paid. At March 31, 2014, the total risk-based capital ratio of WFB exceeded 13%. Therefore, in accordance with our Intercompany Agreement, an additional license fee of $11 million was paid in April 2014 by the Financial Services segment to the Retail ($7 million) and Direct ($4 million) segments and was classified in selling, distribution, and administrative expenses. Comparing the changes in operating income as a percentage of segment revenue in the three months ended June 27, 2015, to the three months ended June 28, 2014, this additional license fee payment of $11 million to our segments accounted for:

•1.3% of the 4.1% decrease for the Retail segment,
•2.9% of the 5.4% decrease for the Direct segment, and
•10.4% of the 15.7% increase for the Financial Services segment.

Total fees paid under the Intercompany Agreement by the Financial Services segment to these two segments decreased $8 million in the three months ended June 27, 2015, compared to the three months ended June 28, 2014; a $3 million decrease to the Retail segment and a $5 million decrease to the Direct segment. This net decrease was primarily related to the payment of the aforementioned additional license fee of $11 million in April 2014 by the Financial Services segment.

Interest (Expense) Income, Net

Interest expense, net of interest income, was $5 million in the three months ended June 27, 2015, compared to $6 million in the three months ended June 28, 2014. We incur interest expense on our revolving credit facilities, our long-term debt, and on the balance of unrecognized tax benefits. The amount of interest capitalized increased $1 million comparing the respective periods primarily due to the increase in our number of new stores and the distribution center in Tooele, Utah. However, the increase in the amount of interest capitalized comparing the respective periods was offset due to additional interest expense recognized in the three months ended June 27, 2015, associated with our uncertain tax positions and increases in interest expense due to higher outstanding balances on our revolving credit facility during the three months ended June 27, 2015, compared to the three months ended June 28, 2014.

Other Non-Operating Income, Net

Other non-operating income was $2 million in the three months ended June 27, 2015, compared to $1 million in the three months ended June 28, 2014. This income is primarily from interest earned on our economic development bonds.

Provision for Income Taxes

Our effective tax rate was 34.1% for the three months ended June 27, 2015, compared to 35.4% for the three months ended June 28, 2014. The decrease in our effective tax rate comparing the respective periods was due to tax adjustments attributable to changes in the mix of taxable income between the United States and foreign tax jurisdictions and completion of a retroactive research and development tax credit study during the three months ended June 27, 2015. These decreases in our effective tax rate were partially offset by an increase in our state effective tax rate, an increase in unrecognized tax benefits, and a deferred tax asset valuation allowance related to Canada taxable net operating losses. The balance of unrecognized tax benefits totaled $106 million at June 27, 2015, with $46 million classified in accrued expenses and other liabilities and $64 million in long-term liabilities in our condensed consolidated balance sheet, compared to a total of $73 million at June 28, 2014, classified in other long-term liabilities.

Results of Operations - Six Months Ended June 27, 2015, Compared to June 28, 2014

Revenues

Comparisons and analysis of our revenues are presented below for the six months ended:

	June 27, 2015		June 28, 2014		Increase (Decrease)	% Change
		%		%
	(Dollars in Thousands)

Retail	$1,094,530	65.8%	$941,385	63.3%	$153,145	16.3%
Direct	310,232	18.7	326,532	22.0	(16,300)	(5.0)
Financial Services	247,856	14.9	207,942	14.0	39,914	19.2
Other	10,734	0.6	11,165	0.7	(431)	(3.9)
Total	$1,663,352	100.0%	$1,487,024	100.0%	$176,328	11.9
Product Sales Mix – The following table sets forth the percentage of our merchandise revenue contributed by major product categories for our Retail and Direct segments and in total for the six months ended June 27, 2015, and June 28, 2014.

	Retail		Direct		Total
	2015	2014	2015	2014	2015	2014

Hunting Equipment	45.8%	45.8%	27.5%	35.9%	41.0%	43.3%
General Outdoors	35.6	34.7	51.9	38.6	39.9	35.7
Clothing and Footwear	18.6	19.5	20.6	25.5	19.1	21.0
Total	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
Retail Revenue – Retail revenue increased $153 million, or 16.3%, in the six months ended June 27, 2015, compared to the six months ended June 28, 2014, primarily due to an increase of $159 million in revenue from the addition of new retail stores. Our new retail store formats continue to generate higher sales per square foot compared to our legacy stores.
The increase in Retail revenue from new retail stores was partially offset by a decrease in comparable store sales of $10 million. Comparable store sales and analysis are presented below for the six months ended:

	June 27, 2015	June 28, 2014	Increase (Decrease)	% Change
	(Dollars in Thousands)

Comparable stores sales on a consolidated basis	$861,582	$871,210	$(9,628)	(1.1)%
Comparable stores sales - United States stores only	822,159	820,617	1,542	0.2

Comparable store sales on a consolidated basis were lower in the clothing and footwear product category comparing the six months ended June 27, 2015, to the six months ended June 28, 2014, and were partially offset by an increase in the general outdoors product category. Comparable store sales in the hunting equipment product category were relatively flat comparing the six months periods.
Direct Revenue – Direct revenue decreased $16 million, or 5.0%, in the six months ended June 27, 2015, compared to the six months ended June 28, 2014. The decrease in Direct revenue was due to a decrease in each of our three major product categories, but primarily in the hunting equipment product category mostly due to decreases in ammunition sales, and expected cannibalization from new retail store growth.

Financial Services Revenue – The following table sets forth the components of Financial Services revenue for the six months ended:

	June 27, 2015	June 28, 2014	Increase (Decrease)	% Change
	(Dollars in Thousands)

Interest and fee income	$224,893	$188,871	$36,022	19.1%
Interest expense	(32,430)	(31,690)	740	2.3
Provision for loan losses	(29,061)	(23,028)	6,033	26.2
Net interest income, net of provision for loan losses	163,402	134,153	29,249	21.8
Non-interest income:
Interchange income	186,203	173,939	12,264	7.1
Other non-interest income	1,503	1,622	(119)	(7.3)
Total non-interest income	187,706	175,561	12,145	6.9
Less: Customer rewards costs	(103,252)	(101,772)	1,480	1.5
Financial Services revenue	$247,856	$207,942	$39,914	19.2
Financial Services revenue increased $40 million, or 19.2%, for the six months ended June 27, 2015, compared to the six months ended June 28, 2014. The increase in interest and fee income of $36 million was due to increases in credit card loans and the revolving rate. The increase in interchange income of $12 million was due to increases in credit card purchases and the interchange rate. The increase in provision for loan losses of $6 million was due primarily to growth in the average outstanding balance of credit card loans.

The following table sets forth the components of Financial Services revenue as a percentage of average total credit card loans, including any accrued interest and fees, for the six months ended:

	June 27, 2015	June 28, 2014

Interest and fee income	10.6%	10.0%
Interest expense	(1.5)	(1.7)
Provision for loan losses	(1.4)	(1.2)
Interchange income	8.7	9.2
Other non-interest income	0.1	0.1
Customer rewards costs	(4.8)	(5.4)
Financial Services revenue	11.7%	11.0%

Key statistics reflecting the performance of Cabela's CLUB are shown in the following chart for the six months ended:

	June 27, 2015	June 28, 2014	Increase (Decrease)	% Change
	(Dollars in Thousands Except Average Balance per Active Account )

Average balance of credit card loans (1)	$4,260,055	$3,783,171	$476,884	12.6%
Average number of active credit card accounts	1,894,668	1,770,669	123,999	7.0
Average balance per active credit card account (1)	$2,248	$2,137	$111	5.2
Purchases on credit card accounts, net	$9,548,399	$9,031,260	$517,139	5.7
Net charge-offs on credit card loans (1)	$35,513	$32,783	$2,730	8.3
Net charge-offs as a percentage of average credit card loans (1)	1.67%	1.73%	(0.06)%

(1) Includes accrued interest and fees
The average balance of credit card loans increased to $4.3 billion, or 12.6%, for the six months ended June 27, 2015, compared to the six months ended June 28, 2014, due to increases in the number of active accounts and the average balance per account. We define an active credit card account as any account with an outstanding debit or credit balance at the end of any respective month. The average number of active accounts increased to 1.9 million, or 7.0%, compared to the six months ended June 28, 2014, due to our successful marketing efforts in new account acquisitions. Net charge-offs as a percentage of average credit card loans decreased to 1.67% for the six months ended June 27, 2015, down six basis points compared to the six months ended June 28, 2014, primarily due to improvements in recovery rates. Recovery rates for the six months ended June 27, 2015, were positively impacted primarily due to the acceleration of the timing of a sale of charged-off loans in the first quarter of 2015. See “Asset Quality of Cabela's CLUB” in this report for additional information on trends in delinquencies and non-accrual loans and analysis of our allowance for loan losses.

Other Revenue

Other revenue was $12 million in both the six months ended June 27, 2015, and the six months ended June 28, 2014.

Merchandise Gross Profit

Comparisons and analysis of our merchandise gross profit on merchandise sales are presented below for the six months ended:

	June 27, 2015	June 28, 2014	Increase (Decrease)	% Change
	(Dollars in Thousands)

Merchandise sales	$1,403,722	$1,267,063	$136,659	10.8%
Merchandise gross profit	484,509	452,970	31,539	7.0
Merchandise gross profit as a percentage of merchandise sales	34.5%	35.7%	(1.2)%
Our merchandise gross profit increased $32 million, or 7.0%, to $485 million in the six months ended June 27, 2015, compared to the six months ended June 28, 2014, primarily due to new retail store growth.

Our merchandise gross margin as a percentage of merchandise sales decreased 120 basis points to 34.5% in the six months ended June 27, 2015, compared to the six months ended June 28, 2014. This decrease was primarily due to (i) increased sales of lower margin firearms, ammunition, and powersports products, combined with lower sales in our higher margin soft goods and apparel categories; (ii) an adjustment in the presentation of reimbursement between segments for certain promotional costs totaling $4 million, which had an impact of approximately 30 basis points; and (iii) increased sales discounts and markdowns, which had an impact of approximately 20 basis points. The effect of the reimbursement adjustment resulted in an increase in Financial Services revenue and an increase in merchandise cost of sales by the same amount. This presentation, which has been ongoing since the second quarter of 2014, had no impact on consolidated operating income or earnings per diluted share.
Selling, Distribution, and Administrative Expenses

Comparisons and analysis of our selling, distribution, and administrative expenses are presented below for the six months ended:

	June 27, 2015	June 28, 2014	Increase (Decrease)	% Change
	(Dollars in Thousands)

SD&A expenses	$635,996	$558,056	$77,940	14.0%
SD&A expenses as a percentage of total revenue	38.2%	37.5%	0.6%
Retail store pre-opening costs	$14,901	$13,075	$1,826	14.0
Selling, distribution, and administrative expenses increased $78 million, or 14.0%, in the six months ended June 27, 2015, compared to the six months ended June 28, 2014, and increased 60 basis points to 38.2% as a percentage of total revenue. Selling, distribution, and administrative expenses increased primarily due to additional costs from increases in the number of new stores and costs in related support areas. We continue to focus on expense management throughout the Company and have identified several expense reduction opportunities that we are in the process of implementing that should benefit the second half of fiscal 2015 and continue to benefit operating income in upcoming periods.
The most significant factors contributing to the changes in selling, distribution, and administrative expenses in the six months ended June 27, 2015, compared to the six months ended June 28, 2014, included:

•	an increase of $50 million in employee compensation, benefits, and contract labor primarily due to increases in the number of new stores and costs in related support areas;

•
an increase of $19 million in building costs and depreciation primarily due to additional costs from increases in the number of new stores and the operations and maintenance of our existing retail stores and corporate offices; and

•
an increase of $7 million in advertising and promotional costs as we continued our promotional activity into the first half of fiscal 2015 that we initiated in the fourth quarter of 2014 in an effort to increase sales.

Significant changes in our consolidated selling, distribution, and administrative expenses related to specific business segments included:
Retail Segment:

•	An increase of $27 million in employee compensation, benefits, and contract labor primarily due to the opening of new retail stores.

•	An increase of $16 million in building costs and depreciation primarily related to the operations and maintenance of our new and existing retail stores.

•	An increase of $8 million in advertising and promotional costs.

Direct Segment:

•	A decrease of $1 million in advertising and promotional costs.

Financial Services Segment:

•	An increase of $4 million in employee compensation, benefits, and contract labor to support the growth of credit card operations.

Corporate Overhead, Distribution Centers, and Other:

•
An increase of $19 million in employee compensation, benefits, and contract labor primarily due to expansion of our distribution network to support our Direct and Retail segments and an increase in incentive compensation.

•	An increase of $3 million in building costs primarily related to the operations and maintenance of our corporate office to support operational growth.

Impairment and Restructuring Charges

In June 2014, we announced the transition to a third-party logistics provider for our distribution needs in Canada and the closing of our distribution center in Winnipeg, Manitoba. Accordingly, in the three months ended June 28, 2014, we recognized a restructuring charge related to employee severance agreements and termination benefits totaling approximately $1 million. This restructuring charge was recognized in the Corporate Overhead and Other segment. In March 2015, we completed the transition to the third-party logistics provider for our distribution needs in Canada and closed our distribution center in Winnipeg, Manitoba. We incurred approximately $1 million of incremental costs related to the transition to the third-party logistics provider, mostly in the first quarter of 2015. We do not expect to incur substantial incremental costs in future periods.

We evaluate the recoverability of economic development bonds, property (including existing store locations and future retail store sites), equipment, goodwill, other property, and other intangibles whenever indicators of impairment exist. We did not recognize any impairment during the six months ended June 27, 2015, or June 28, 2014.
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
Operating Income

Comparisons and analysis of operating income are presented below for the six months ended:

	June 27, 2015	June 28, 2014	Increase (Decrease)	% Change
	(Dollars in Thousands)

Total operating income	$107,923	$112,844	$(4,921)	(4.4)%
Total operating income as a percentage of total revenue	6.5%	7.6%	(1.1)%

Operating income by business segment:
Retail	$145,384	$152,104	$(6,720)	(4.4)
Direct	41,040	57,193	(16,153)	(28.2)
Financial Services	94,387	56,689	37,698	66.5

Operating income as a percentage of segment revenue:
Retail	13.3%	16.2%	(2.9)%
Direct	13.2	17.5	(4.3)
Financial Services	39.6	27.9	11.7

Total operating income decreased $5 million, or 4.4%, in the six months ended June 27, 2015, compared to the six months ended June 28, 2014, and total operating income as a percentage of total revenue decreased 110 basis points in the six months ended June 27, 2015. The decreases in total operating income and total operating income as a percentage of total revenue were primarily attributable to increases in consolidated operating expenses comparing the respective periods and decreases in revenue from our Direct segment, partially offset by increases in revenue from our Financial Services and Retail segments. Selling, distribution, and administrative expenses increased in the six months ended June 27, 2015, compared to the six months ended June 28, 2014, primarily due to additional costs from increases in the number of new stores and costs in related support areas. We plan to continue our retail expansion, our omni-channel initiatives, and our Cabela’s branded product investments as we focus on expense controls consistent with our business performance.
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

Also, if the total risk-based capital ratio of WFB is greater than 13% at any quarter end, the Financial Services segment must pay an additional license fee to the Retail and Direct business segments equal to 50% of the amount that the total risk-based capital ratio exceeds 13%. At June 30, 2015, the total risk-based capital ratio of WFB did not exceed this 13% threshold, so no additional license fee was paid. At March 31, 2014, the total risk-based capital ratio of WFB exceeded 13%. Therefore, in accordance with our Intercompany Agreement, an additional license fee of $11 million was paid in April 2014 by the Financial Services segment to the Retail ($7 million) and Direct ($4 million) segments and was classified in selling, distribution, and administrative expenses. Comparing the changes in operating income as a percentage of segment revenue in the six months ended June 27, 2015, to the six months ended June 28, 2014, this additional license fee payment of $11 million to our segments accounted for:

•0.8% of the 2.9% decrease for the Retail segment,
•1.3% of the 4.3% decrease for the Direct segment, and
•5.4% of the 11.7% increase for the Financial Services segment.

Total fees paid under the Intercompany Agreement by the Financial Services segment to these two segments decreased $5 million in the six months ended June 27, 2015, compared to the six months ended June 28, 2014; a $2 million increase to the Retail segment and a $7 million decrease to the Direct segment. This net decrease was primarily related to the payment of the aforementioned additional license fee of $11 million in April 2014 by the Financial Services segment.

Interest (Expense) Income, Net

Interest expense, net of interest income, was $8 million in the six months ended June 27, 2015, compared to $9 million in the six months ended June 28, 2014. The amount of interest capitalized increased $2 million comparing the respective periods primarily due to the increase in our number of new stores and the distribution center in Tooele, Utah. However, the increase in the amount of interest capitalized comparing the respective periods was partially offset due to additional interest expense recognized in the six months ended June 27, 2015, associated with our uncertain tax positions and increases in interest expense due to higher outstanding balances on our revolving credit facility during the six months ended June 27, 2015, compared to the six months ended June 28, 2014.

Other Non-Operating Income, Net
Other non-operating income was $4 million in the six months ended June 27, 2015, compared to $3 million in the six months ended June 28, 2014.

Provision for Income Taxes
Our effective tax rate was 35.3% for the six months ended June 27, 2015, compared to 35.1% for the six months ended June 28, 2014. The increase in our effective tax rate comparing the respective periods was primarily due to an increase in our state effective tax rate, an increase in unrecognized tax benefits, and a deferred tax asset valuation allowance related to Canada taxable net operating losses. These increases in our effective tax rate were partially offset by the mix of taxable income between the United States and foreign tax jurisdictions and completion of a retroactive research and development tax credit study during the three months ended June 27, 2015.

Asset Quality of Cabela's CLUB

Delinquencies and Non-Accrual

We use the scores of Fair Isaac Corporation ("FICO"), a widely-used metric for assessing an individual's credit rating, as the primary credit quality indicator. The median FICO score of our credit cardholders was 795 at June 27, 2015, December 27, 2014, and June 28, 2014.

The following table reports delinquencies, including any delinquent non-accrual and restructured credit card loans, as a percentage of our credit card loans, including any accrued interest and fees, in a manner consistent with our monthly external reporting at the periods ended:

	June 27, 2015	December 27, 2014	June 28, 2014
Number of days delinquent:
Greater than 30 days	0.68%	0.68%	0.65%
Greater than 60 days	0.39	0.41	0.36
Greater than 90 days	0.20	0.22	0.18
The table below shows delinquent, non-accrual, and restructured loans as a percentage of our credit card loans, including any accrued interest and fees, at the periods ended:

	June 27, 2015	December 27, 2014	June 28, 2014
Number of days delinquent and still accruing (excludes non-accrual and restructured loans which are presented below):
Greater than 30 days	0.60%	0.58%	0.55%
Greater than 60 days	0.35	0.35	0.30
Greater than 90 days	0.18	0.19	0.15

Non-accrual	0.13	0.11	0.13
Restructured	0.66	0.69	0.86

Allowance for Loan Losses and Charge-offs
The following table shows the activity in our allowance for loan losses and charge-off activity for the periods presented:

	Three Months Ended		Six Months Ended
	June 27, 2015	June 28, 2014	June 27, 2015	June 28, 2014
	(Dollars in Thousands)

Balance, beginning of period	$55,942	$51,010	$56,572	$53,110
Provision for loan losses	15,831	10,314	29,061	23,028

Charge-offs	(22,125)	(18,655)	(43,115)	(38,620)
Recoveries	5,094	4,681	12,224	9,832
Net charge-offs	(17,031)	(13,974)	(30,891)	(28,788)
Balance, end of period	$54,742	$47,350	$54,742	$47,350

Net charge-offs on credit card loans	$(17,031)	$(13,974)	$(30,891)	$(28,788)
Charge-offs of accrued interest and fees (recorded as a reduction in interest and fee income)	(2,306)	(1,890)	(4,622)	(3,995)
Total net charge-offs including accrued interest and fees	$(19,337)	$(15,864)	$(35,513)	$(32,783)

Net charge-offs, including accrued interest and fees, as a percentage of average credit card loans, including accrued interest and fees	1.80%	1.67%	1.67%	1.73%
For the six months ended June 27, 2015, net charge-offs as a percentage of average credit card loans decreased to 1.67%, down six basis points compared to 1.73% for the six months ended June 28, 2014. Our charge-off levels remain well below industry averages. Net charge-offs as a percentage of average credit card loans decreased comparing the respective six month periods primarily due to improvements in recovery rates. Recovery rates for the six months ended June 27, 2015, were positively impacted primarily due to the acceleration of the timing of a sale of charged-off loans in the first quarter of 2015.

Liquidity and Capital Resources
 Overview
Our Retail and Direct segments and our Financial Services segment have significantly differing liquidity and capital needs. We believe that we will have sufficient capital available from cash on hand, our revolving credit facility, and other borrowing sources to fund our cash requirements and near-term growth plans for at least the next 12 months. At June 27, 2015, December 27, 2014, and June 28, 2014, cash on a consolidated basis totaled $144 million, $143 million, and $134 million, respectively, of which $83 million, $49 million, and $91 million, respectively, was cash at the Financial Services segment which is utilized to meet this segment's liquidity requirements. We evaluate the credit markets for securitizations and certificates of deposit to determine the most cost effective source of funds for the Financial Services segment. In 2015, the Financial Services segment intends to issue certificates of deposit and term securitizations. We believe that these liquidity sources are sufficient to fund the Financial Services segment's foreseeable cash requirements, including maturities, and near-term growth plans.

As of June 27, 2015, cash and cash equivalents held by our foreign subsidiaries totaled $55 million. Our intent is to permanently reinvest these funds outside the United States for capital expansion. The Company has not provided United States income taxes and foreign withholding taxes on the portion of undistributed earnings of foreign subsidiaries that the Company considers to be indefinitely reinvested outside of the United States as of the end of year 2014. If these foreign earnings were to be repatriated in the future, the related United States tax liability may be reduced by any foreign income taxes previously paid on these earnings. As of the year ended 2014, the cumulative amount of earnings upon which United States income taxes have not been provided was approximately $166 million. If those earnings were not considered indefinitely invested, the Company estimates that an additional income tax expense of approximately $33 million would be recorded. Based on the Company's current projected capital needs and the current amount of cash and cash equivalents held by our foreign subsidiaries, we do not anticipate incurring any material tax costs beyond our accrued tax position in connection with any repatriation, but we may be required to accrue for unanticipated additional tax costs in the future if our expectations or the amount of cash held by our foreign subsidiaries change.
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
Our unsecured $775 million revolving credit facility and unsecured senior notes contain certain financial covenants, including the maintenance of minimum debt coverage, a fixed charge coverage ratio, a leverage ratio, and a minimum consolidated net worth standard. In the event that we failed to comply with these covenants, a default would trigger and all principal and outstanding interest would immediately be due and payable. At June 27, 2015, and June 28, 2014, we were in compliance with all financial covenants under our credit agreements and unsecured notes. We anticipate that we will continue to be in compliance with all financial covenants under our credit agreements and unsecured notes through at least the next 12 months.
Our unsecured notes for $215 million due February 27, 2016, are expected to be paid in full at maturity, in part, from a note purchase agreement for $550 million anticipated to be executed in August 2015. We expect to draw $250 million in August 2015 and $300 million in December 2015 pursuant to this debt agreement with maturities of $100 million in five years, $250 million in seven years, and $200 million in 10 years. Interest is expected to be paid semiannually at rates ranging from 3.23% to 4.11%. The notes are anticipated to be unsecured and the debt agreement is expected to contain financial covenant requirements with cross default provisions to our revolving credit facility and other unsecured notes. The funds from this planned note purchase agreement are expected to be used for general corporate purposes in addition to repaying the unsecured notes for $215 million due February 27, 2016.
We have an unsecured $20 million Canadian ("CAD") revolving credit facility for our operations in Canada. Borrowings are payable on demand with interest payable monthly. The credit facility permits the issuance of letters of credit up to $10 million CAD in the aggregate, which reduce the overall credit limit available under the credit facility.
In April 2015, we announced our intent to repurchase up to 2,000,000 shares of our common stock in open market transactions through February 2016. In the three months ended June 27, 2015, we repurchased 1,000,000 shares of our common stock. This share repurchase program does not obligate us to repurchase any outstanding shares of our common stock, and the program may be limited or terminated at any time. There is no guarantee as to the exact number of shares that we will repurchase. At June 27, 2015, there were 1,000,000 shares remaining under the April 2015 announcement which may be repurchased.

Financial Services Segment – The primary cash requirements of the Financial Services segment relate to the financing of credit card loans. These cash requirements will increase if our credit card originations increase or if our cardholders' balances or spending increase. The Financial Services segment sources operating funds in the ordinary course of business through various financing activities, which include funding obtained from securitization transactions, obtaining brokered and non-brokered certificates of deposit, borrowings under its federal funds purchase agreements, and generating cash from operations. During the six months ended June 27, 2015, the Financial Services segment completed a term securitization totaling $375 million and increased its $225 million variable funding facility originally scheduled to mature in March 2015 to $300 million and extended its maturity date to March 2018.
On July 15, 2015, the Cabela's Master Credit Card Trust and related entities (collectively referred to as the “Trust”), which WFB is the primary beneficiary, sold $400 million of asset-backed notes, Series 2015-II. This securitization transaction included the issuance of $240 million Class A-1 notes, which accrue interest at a fixed rate of 2.25% per year, $100 million of Class A-2 notes, which accrue interest at a floating rate equal to one-month London Interbank Offered Rate plus 0.67% per year, and three subordinated classes of notes in the aggregate principal amount of $60 million. Each class of notes issued in the Series 2015-II securitization transaction has an expected life of approximately five years and a contractual maturity of approximately eight years. The proceeds from this securitization transaction will be used to fund the growth in restricted credit card loans, maturities of time deposits, and future obligations of the Trust.

Operating, Investing, and Financing Activities
The following table presents changes in our cash and cash equivalents for the six months ended:

	June 27, 2015	June 28, 2014
	(In Thousands)

Net cash provided by operating activities	$81,877	$46,914
Net cash provided by (used in) investing activities	89	(296,972)
Net cash (used in) provided by financing activities	(77,029)	185,373

2015 versus 2014

Operating Activities – Cash from operating activities increased $35 million in the six months ended June 27, 2015, compared to the six months ended June 28, 2014, primarily due to a net increase of $43 million in accounts payable and accrued expenses and other liabilities as well as a change in cash expended of $14 million for inventories and a net change of $15 million in accounts receivable. Partially offsetting these increases was a net decrease of $27 million in the income tax accounts comparing the respective periods in part due to the recognition of certain tax credits in the six months ended June 27, 2015.

Investing Activities – Cash used in investing activities increased $297 million in the six months ended June 27, 2015, compared to the six months ended June 28, 2014, primarily due to the use of $301 million in restricted cash of the Trust. Restricted cash of the Trust was used to repay $255 million of Series 2010-I notes in full on January 15, 2015, and totaled $34 million at June 27, 2015, compared to $335 million at December 27, 2014. Cash was paid for property and equipment which totaled $221 million in the six months ended June 27, 2015, compared to $227 million in the six months ended June 28, 2014. As of June 27, 2015, the Company estimated it had total cash commitments of approximately $472 million outstanding for projected expenditures related to the development, construction, and completion of new retail stores and expansion of our corporate offices. This amount excludes any estimated costs associated with new stores where the Company does not have a commitment as of June 27, 2015. We expect to fund these estimated capital expenditures over the next 12 months with cash generated from operations and borrowings. In addition, we had a net decrease in cash of $11 million related to our credit card loan activity from outside sources.

Financing Activities – Cash provided by financing activities decreased $262 million in the six months ended June 27, 2015, compared to the six months ended June 28, 2014. This net change in cash was primarily due to a decrease in net borrowings on secured obligations of the Trust by the Financial Services segment of $556 million. Our Series 2010-I notes totaling $255 million were repaid in full on January 15, 2015, using restricted cash of the Trust, secured variable funding obligations totaling $480 million of the Trust were repaid, and $65 million in variable funding facilities was borrowed in the six months ended June 28, 2014. In the three months ended June 27, 2015, we repurchased 1,000,000 shares of our common stock at a cost of $53 million. These decreases were partially offset by an increase of $250 million in time deposits compared to the prior year six month period, which the Financial Services segment utilizes as a source in funding its credit card operations. We also had net increases comparing the respective periods of $101 million in net borrowings on our revolving credit facilities.
The Trust also issues variable funding facilities which are considered secured obligations backed by restricted credit card loans. At June 27, 2015, the Trust had three variable funding facilities with $1.1 billion in total capacity and $65 million outstanding.

The following table presents the borrowing activities of our merchandising business and the Financial Services segment for the six months ended:

	June 27, 2015	June 28, 2014
	(In Thousands)

Borrowings on revolving credit facilities and inventory financing, net of repayments	$334,069	$233,072
Secured obligations of the Trust, net of repayments	(351,250)	205,000
Repayments of long-term debt	(8,286)	(8,278)
Borrowings, net of repayments	$(25,467)	$429,794
The following table summarizes our availability under the Company's debt and credit facilities, excluding the facilities of the Financial Services segment, at the periods ended:

	June 27, 2015	June 28, 2014
	(In Thousands)

Amounts available for borrowing under credit facilities (1)	$795,000	$795,000
Principal amounts outstanding	(511,632)	(236,245)
Outstanding letters of credit and standby letters of credit	(30,392)	(38,112)
Remaining borrowing capacity, excluding the Financial Services segment facilities	$252,976	$520,643

(1)	Consists of our revolving credit facilities of $775 million and our $20 million CAD credit facility for our operations in Canada.

The Financial Services segment also has total borrowing availability of $85 million under its agreements to borrow federal funds. At June 27, 2015, the entire $85 million of borrowing capacity was available.

The following table provides summary information concerning other commercial commitments at June 27, 2015:

(In Thousands)

Letters of credit (1)	$23,249
Standby letters of credit (1)	7,143
Revolving line of credit for boat and ATV inventory (2)	11,734
Cabela's issued letters of credit	77,182
Total	$119,308

(1)	Our credit agreement permits the issuance of letters of credit up to $75 million and swing line loans up to $30 million.

(2)	The line of credit for boat and all-terrain vehicles financing is limited by the $775 million revolving line of credit to $75 million of secured collateral.

Our $775 million unsecured credit agreement requires us to comply with certain financial and other customary covenants, including:

•	a fixed charge coverage ratio (as defined) of no less than 2.00 to 1 as of the last day of any fiscal quarter for the most recently ended four fiscal quarters (as defined);

•	a leverage ratio (as defined) of no more than 3.00 to 1 as of the last day of any fiscal quarter; and

•	a minimum consolidated net worth standard (as defined) as of the last day of each fiscal quarter.

In addition, our unsecured senior notes contain various covenants and restrictions that are usual and customary for transactions of this type. Also, the debt agreements contain cross default provisions to other outstanding credit facilities. In the event that we failed to comply with these covenants, a default would trigger and all principal and outstanding interest would immediately be due and payable. At June 27, 2015, we were in compliance with all financial covenants under our credit agreements and unsecured notes. We anticipate that we will continue to be in compliance with all financial covenants under our credit agreements and unsecured notes through the next 12 months.

Economic Development Bonds and Grants
Economic Development Bonds – Economic development bonds are related to our government economic assistance arrangements relating to the construction of new retail stores or retail development. The governmental entity from which we purchase the bonds is not otherwise liable for repayment of principal and interest on the bonds to the extent that the associated taxes are insufficient to pay the bonds. If sufficient tax revenue is not generated by the subject properties, we will not receive scheduled payments and will be unable to realize the full value of the bonds carried on our condensed consolidated balance sheet. At June 27, 2015, December 27, 2014, and June 28, 2014, economic development bonds totaled $78 million, $82 million, and $78 million, respectively.
For the six months ended June 27, 2015, and June 28, 2014, there were no other than temporary fair value adjustments of economic development bonds and no adjustments of deferred grant income related to economic development bonds. However, at June 27, 2015, we identified economic development bonds totaling $27 million where the actual tax revenues associated with these properties were lower than previously projected. We will continue to closely monitor the amounts and timing of projected cash flows from the properties related to these economic development bonds.
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

Grants – Historically, we have received grant funding in exchange for commitments made by us to the state or local government providing the funding. The commitments, such as assurance of agreed employment and wage levels at our retail stores or that the retail store will remain open, typically phase out over approximately five to ten years. If we fail to maintain the commitments during the applicable period, the funds we received may have to be repaid or other adverse consequences may arise, which could affect our cash flows and profitability. At June 27, 2015, and June 28, 2014, the total amount of grant funding subject to a specific contractual remedy was $43 million and $44 million, respectively. The amount we had recorded in current liabilities in our condensed consolidated balance sheets relating to these grants was $23 million at June 27, 2015, December 27, 2014, and June 28, 2014, respectively.

Securitization of Credit Card Loans
The total amounts and maturities for our credit card securitizations as of June 27, 2015, were as follows:

Series	Type	Total Available Capacity	Third Party Investor Available Capacity	Third Party Investor Outstanding	Interest Rate	Expected Maturity
		(Dollars in Thousands)

2010-II	Term	$165,000	$127,500	$127,500	Fixed	September 2015
2010-II	Term	85,000	85,000	85,000	Floating	September 2015
2011-II	Term	200,000	155,000	155,000	Fixed	June 2016
2011-II	Term	100,000	100,000	100,000	Floating	June 2016
2011-IV	Term	210,000	165,000	165,000	Fixed	October 2016
2011-IV	Term	90,000	90,000	90,000	Floating	October 2016
2012-I	Term	350,000	275,000	275,000	Fixed	February 2017
2012-I	Term	150,000	150,000	150,000	Floating	February 2017
2012-II	Term	375,000	300,000	300,000	Fixed	June 2017
2012-II	Term	125,000	125,000	125,000	Floating	June 2017
2013-I	Term	385,000	327,250	327,250	Fixed	February 2023
2013-II	Term	152,500	100,000	100,000	Fixed	August 2018
2013-II	Term	197,500	197,500	197,500	Floating	August 2018
2014-I	Term	45,000	—	—	Fixed	March 2017
2014-I	Term	255,000	255,000	255,000	Floating	March 2017
2014-II	Term	60,000	—	—	Fixed	July 2019
2014-II	Term	340,000	340,000	340,000	Floating	July 2019
2015-I	Term	275,000	218,750	218,750	Fixed	March 2020
2015-I	Term	100,000	100,000	100,000	Floating	March 2020
Total term		3,660,000	3,111,000	3,111,000

2008-III	Variable Funding	346,821	300,000	—	Floating	March 2018
2011-I	Variable Funding	352,941	300,000	—	Floating	March 2016
2011-III	Variable Funding	588,235	500,000	65,000	Floating	March 2017
Total variable		1,287,997	1,100,000	65,000
Total available		$4,947,997	$4,211,000	$3,176,000

We have been, and will continue to be, particularly reliant on funding from securitization transactions for the Financial Services segment. A failure to renew existing facilities or to add additional capacity on favorable terms as it becomes necessary could increase our financing costs and potentially limit our ability to grow the business of the Financial Services segment. Unfavorable conditions in the asset-backed securities markets generally, including the unavailability of commercial bank liquidity support or credit enhancements, could have a similar effect. In 2015, the Financial Services segment intends to issue certificates of deposit and term securitizations. During the six months ended June 27, 2015, the Financial Services segment completed a term securitization totaling $375 million. We believe that these liquidity sources are sufficient to fund the Financial Services segment's foreseeable cash requirements, including maturities, and near-term growth plans.

Furthermore, the securitized credit card loans of the Financial Services segment could experience poor performance, including increased delinquencies and credit losses, lower payment rates, or a decrease in excess spreads below certain thresholds. This could result in a downgrade or withdrawal of the ratings on the outstanding securities issued in the Financial Services segment's securitization transactions, cause early amortization of these securities, or result in higher required credit enhancement levels. Credit card loans performed within established guidelines and no events which could trigger an early amortization occurred during the six months ended June 27, 2015, the year ended December 27, 2014, and the six months ended June 28, 2014.

Certificates of Deposit
The Financial Services segment utilizes brokered and non-brokered certificates of deposit to partially finance its operating activities. The Financial Services segment issues certificates of deposit in a minimum amount of one hundred thousand dollars in various maturities. At June 27, 2015, the Financial Services segment had $827 million of certificates of deposit outstanding with maturities ranging from July 2015 to July 2023 and with a weighted average effective annual fixed rate of 2.29%. This outstanding balance compares to $806 million and $841 million at December 27, 2014, and June 28, 2014, respectively, with weighted average effective annual fixed rates of 2.25% and 2.21%, respectively.

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

Credit Card Limits – The Financial Services segment bears off-balance sheet risk in the normal course of its business. One form of this risk is through the Financial Services segment's commitment to extend credit to cardholders up to the maximum amount of their credit limits. The aggregate of such potential funding requirements totaled $33 billion above existing balances at the end of June 27, 2015. These funding obligations are not included on our condensed consolidated balance sheet. While the Financial Services segment has not experienced, and does not anticipate that it will experience, a significant draw down of unfunded credit lines by its cardholders, such an event would create a cash need at the Financial Services segment which likely could not be met by our available cash and funding sources. The Financial Services segment has the right to reduce or cancel these available lines of credit at any time.

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

The table below shows the mix of our credit card account balances as a percentage of total balances outstanding at the periods ended:

	June 27, 2015	December 27, 2014	June 28, 2014

Balances carrying an interest rate based upon various interest rate indices	68.9%	65.9%	66.2%
Balances carrying an interest rate of 7.99% or 9.99%	4.2	4.6	4.1
Balances carrying a promotional interest rate of 0.00%	—	—	0.1
Balances not carrying interest because the previous month balance was paid in full	26.9	29.5	29.6
Total	100.0%	100.0%	100.0%
Charges on the credit cards issued by the Financial Services segment were priced at a margin over various defined lending rates. No interest is charged if the account is paid in full within 25 days of the billing cycle, which represented 26.9% of total balances outstanding at June 27, 2015.

Management has performed several interest rate risk analyses to measure the effects of the timing of the repricing of our interest sensitive assets and liabilities. Based on these analyses, at June 27, 2015, we believe that an increase in LIBOR rate is more likely. Therefore, we believe that an immediate increase in interest rates of 50 basis points would cause a pre-tax increase to projected earnings of approximately $8 million for the Financial Services segment over the next 12 months.

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
In connection with this quarterly report on Form 10-Q, our Chief Executive Officer and Chief Financial Officer evaluated, with the participation of our management, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on management's evaluation, our Chief Executive Officer and Chief Financial Officer each concluded that our disclosure controls and procedures were effective as of June 27, 2015.
Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended June 27, 2015, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
We are involved in legal proceedings that are incidental to our business. For example, on January 6, 2011, we received a Commissioner's charge from the Chair of the EEOC alleging that we have discriminated against non-Whites on the basis of their race and national origin in recruitment and hiring. Although we are disputing these allegations, we have entered into settlement negotiations with the EEOC to resolve this matter. We are also subject to an ongoing SEC investigation concerning certain estimates, account reconciliations, and impairment charges that were recorded for the fiscal quarter ended September 29, 2012, and the fiscal year ended December 29, 2012, and our disclosures regarding the January 1, 2012, amended and restated intercompany agreement between us and WFB concerning the agreement’s effect on our merchandise margins in 2012. In addition, significant judgment is required in determining our provision for income taxes, and we are regularly under audit by tax authorities. Although we believe our tax estimates are reasonable, the final determination of tax audits and any related litigation could be materially different from our historical income tax provisions and accruals. Beyond this, WFB is regularly subject to FDIC compliance examinations and has been required to pay monetary damages as a result of past FDIC examinations and may be required to pay monetary damages resulting from FDIC compliance examinations in the future. The defense and resolution of lawsuits, audits, examinations, and other proceedings may involve significant expense, divert management's attention and resources from other matters, and have a material adverse effect on our results of operations.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

On August 23, 2011, the Company's Board of Directors authorized a share repurchase program that provides for share repurchases on an ongoing basis to offset dilution resulting from equity awards under the Company's current or future equity compensation plans. In April 2015, the Company announced its intent to repurchase up to 2,000,000 shares of our common stock in open market transactions through February 2016. This share repurchase program does not obligate us to repurchase any outstanding shares of our common stock, and the program may be limited or terminated at any time. There is no guarantee as to the exact number of shares that we will repurchase. At June 27, 2015, there were 1,000,000 shares remaining to be repurchased.

The following table shows the stock repurchase activity of the Company for each of the three fiscal months in the second fiscal quarter ended June 27, 2015:

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet be Purchased Under Publicly Announced Plans or Programs

March 29 through April 25, 2015	—	$—	—	2,000,000
April 26 through May 30, 2015	1,000,000	53.28	1,000,000	1,000,000
May 31 through June 27, 2015	—	—	—	1,000,000
Total	1,000,000	$53.28	1,000,000

Item 3.	Defaults Upon Senior Securities.
Not applicable.

Item 4.	Mine Safety Disclosures.
Not applicable.

Item 5.	Other Information.
Not applicable.

Item 6.	Exhibits.

(a)           Exhibits.

Exhibit Number	Description

31.1	Certification of CEO Pursuant to Rule 13a-14(a) under the Exchange Act

31.2	Certification of CFO Pursuant to Rule 13a-14(a) under the Exchange Act

32.1	Certifications Pursuant to 18 U.S.C. Section 1350

101.INS	XBRL Instance Document	Filed with this report.

101.SCH	XBRL Taxonomy Extension Schema Document	Submitted electronically with this report.

101.CAL	XBRL Taxonomy Calculation Linkbase Document	Submitted electronically with this report.

101.LAB	XBRL Taxonomy Label Linkbase Document	Submitted electronically with this report.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Submitted electronically with this report.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Submitted electronically with this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CABELA'S INCORPORATED

Dated:	July 24, 2015	By:	/s/ Thomas L. Millner
Thomas L. Millner
President and Chief Executive Officer

Dated:	July 24, 2015	By:	/s/ Ralph W. Castner
Ralph W. Castner
Executive Vice President and Chief Financial Officer

Exhibit Index

Exhibit Number	Description

31.1	Certification of CEO Pursuant to Rule 13a-14(a) under the Exchange Act

31.2	Certification of CFO Pursuant to Rule 13a-14(a) under the Exchange Act

32.1	Certifications Pursuant to 18 U.S.C. Section 1350

101.INS	XBRL Instance Document	Filed with this report.

101.SCH	XBRL Taxonomy Extension Schema Document	Submitted electronically with this report.

101.CAL	XBRL Taxonomy Calculation Linkbase Document	Submitted electronically with this report.

101.LAB	XBRL Taxonomy Label Linkbase Document	Submitted electronically with this report.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Submitted electronically with this report.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Submitted electronically with this report.