Form 10-Q
period 2015-09-26
CABELAS INC
filed 2015-10-22
CIK 1267130

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 26, 2015
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
Common stock, $0.01 par value: 69,318,795 shares as of October 19, 2015

CABELA'S INCORPORATED

FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 26, 2015

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

CABELA'S INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Dollars in Thousands Except Earnings Per Share)
(Unaudited)
	Three Months Ended		Nine Months Ended
	September 26, 2015	September 27, 2014	September 26, 2015	September 27, 2014
Revenue:
Merchandise sales	$798,455	$773,438	$2,202,177	$2,040,501
Financial Services revenue	123,633	109,132	371,489	317,074
Other revenue	4,435	3,432	16,209	15,451
Total revenue	926,523	886,002	2,589,875	2,373,026
Cost of revenue:
Merchandise costs (exclusive of depreciation and amortization)	514,494	492,492	1,433,707	1,306,585
Cost of other revenue	—	8	220	1,398
Total cost of revenue (exclusive of depreciation and amortization)	514,494	492,500	1,433,927	1,307,983

Selling, distribution, and administrative expenses	333,497	299,587	969,493	857,643
Impairment and restructuring charges	5,587	—	5,587	641

Operating income	72,945	93,915	180,868	206,759

Interest expense, net	(6,341)	(5,152)	(14,703)	(14,476)
Other non-operating income, net	1,420	916	5,185	4,057

Income before provision for income taxes	68,024	89,679	171,350	196,340
Provision for income taxes	24,316	35,840	60,811	73,235
Net income	$43,708	$53,839	$110,539	$123,105

Earnings per basic share	$0.63	$0.76	$1.56	$1.73
Earnings per diluted share	$0.62	$0.75	$1.54	$1.71

Basic weighted average shares outstanding	69,914,906	71,068,933	70,750,743	70,957,321
Diluted weighted average shares outstanding	70,710,261	71,693,136	71,653,379	71,885,472

Refer to notes to unaudited condensed consolidated financial statements.

CABELA'S INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In Thousands)
(Unaudited)
	Three Months Ended		Nine Months Ended
	September 26, 2015	September 27, 2014	September 26, 2015	September 27, 2014

Net income	$43,708	$53,839	$110,539	$123,105
Other comprehensive income (loss):
Unrealized gain on economic development bonds, net of taxes of $1,966, $1,771, $1,123, and $2,649	3,206	2,965	1,591	4,434
Foreign currency translation adjustments	(16,905)	(7,253)	(30,628)	(5,936)
Total other comprehensive loss	(13,699)	(4,288)	(29,037)	(1,502)
Comprehensive income	$30,009	$49,551	$81,502	$121,603

Refer to notes to unaudited condensed consolidated financial statements.

CABELA'S INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands Except Par Values)
(Unaudited)
	September 26, 2015	December 27, 2014	September 27, 2014
ASSETS
CURRENT
Cash and cash equivalents	$83,178	$142,758	$365,114
Restricted cash of the Trust	36,894	334,812	31,808
Accounts receivable, net	27,890	62,358	24,512
Credit card loans (includes restricted credit card loans of the Trust of $4,615,556, $4,440,520, and $4,036,331), net of allowance for loan losses of $65,962, $56,572, and $52,700	4,576,997	4,421,185	4,011,187
Inventories	1,065,302	760,293	934,732
Prepaid expenses and other current assets	125,600	93,929	99,563
Income taxes receivable and deferred income taxes	164,523	122,337	98,054
Total current assets	6,080,384	5,937,672	5,564,970
Property and equipment, net	1,822,672	1,608,153	1,522,910
Economic development bonds	80,701	82,074	82,341
Other assets	50,450	47,418	45,243
Total assets	$8,034,207	$7,675,317	$7,215,464

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT
Accounts payable, including unpresented checks of $29,176, $38,790, and $67,031	$365,763	$335,969	$367,572
Gift instruments, credit card rewards, and loyalty rewards programs	320,073	339,782	281,759
Accrued expenses and other liabilities	200,809	216,274	129,091
Time deposits	204,867	273,081	290,007
Current maturities of secured variable funding obligations of the Trust	45,000	480,000	—
Current maturities of secured long-term obligations of the Trust	255,000	467,500	467,500
Current maturities of long-term debt	223,472	8,434	8,430
Deferred income taxes	—	—	836
Total current liabilities	1,614,984	2,121,040	1,545,195
Long-term time deposits	683,081	532,975	540,402
Secured long-term obligations of the Trust, less current maturities	2,983,500	2,579,750	2,579,750
Long-term debt, less current maturities	787,908	491,281	657,648
Long-term deferred income taxes	13,070	6,546	3,671
Other long-term liabilities	139,866	126,215	149,818

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Preferred stock, $0.01 par value; Authorized – 10,000,000 shares; Issued – none	—	—	—
Common stock, $0.01 par value:
Class A Voting, Authorized – 245,000,000 shares
Issued – 71,595,020, 71,093,216, and 71,085,205 shares	716	711	711
Outstanding – 69,553,315, 71,093,216, and 71,085,205 shares
Additional paid-in capital	379,915	365,973	357,573
Retained earnings	1,573,071	1,462,532	1,383,922
Accumulated other comprehensive loss	(40,743)	(11,706)	(3,226)
Treasury stock, at cost – 2,041,705 shares at September 26, 2015	(101,161)	—	—
Total stockholders’ equity	1,811,798	1,817,510	1,738,980
Total liabilities and stockholders’ equity	$8,034,207	$7,675,317	$7,215,464
Refer to notes to unaudited condensed consolidated financial statements.

CABELA'S INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(Unaudited)
	Nine Months Ended
	September 26, 2015	September 27, 2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$110,539	$123,105
Adjustments to reconcile net income to net cash flows by operating activities:
Depreciation and amortization	97,458	82,548
Impairment and restructuring charges	5,587	641
Stock-based compensation	16,032	13,049
Deferred income taxes	3,521	1,106
Provision for loan losses	57,213	42,116
Other, net	(2,985)	(1,105)
Change in operating assets and liabilities, net:
Accounts receivable	34,103	18,680
Credit card loans originated from internal operations, net	55,232	55,813
Inventories	(315,825)	(292,157)
Prepaid expenses and other current assets	(34,515)	(11,135)
Accounts payable and accrued expenses and other liabilities	31,656	(32,719)
Gift instruments, credit card rewards, and loyalty rewards programs	(18,598)	(9,429)
Other long-term liabilities	15,669	23,439
Income taxes receivable	(40,306)	(52,993)
Net cash provided by (used in) operating activities	14,781	(39,041)

CASH FLOWS FROM INVESTING ACTIVITIES:
Property and equipment additions	(342,163)	(302,732)
Change in credit card loans originated externally, net	(268,257)	(170,486)
Change in restricted cash of the Trust, net	297,918	(8,617)
Proceeds from retirement and maturity of economic development bonds	4,087	3,246
Purchases of held-to-maturity investment securities	(1,534)	(24,999)
Maturities of held-to-maturity investment securities	510	25,089
Other investing changes, net	(235)	(241)
Net cash used in investing activities	(309,674)	(478,740)

CASH FLOWS FROM FINANCING ACTIVITIES:
Change in unpresented checks net of bank balances	(9,615)	44,314
Change in time deposits, net	81,892	(238,953)
Borrowings on secured obligations of the Trust	1,968,750	685,000
Repayments on secured obligations of the Trust	(2,212,500)	(140,000)
Borrowings on revolving credit facilities and inventory financing	1,164,648	1,394,263
Repayments on revolving credit facilities and inventory financing	(890,292)	(1,049,556)
Issuance of long-term debt	250,000	—
Payments on long-term debt	(8,335)	(8,347)
Exercise of employee stock options and tax withholdings on share-based payment awards	3,636	(3,570)
Excess tax benefits from exercise of employee stock options	1,540	2,051
Purchase of treasury stock	(107,978)	—
Other financing changes, net	—	(1)
Net cash provided by financing activities	241,746	685,201

Effect of exchange rates on cash and cash equivalents	(6,433)	(1,378)

Net change in cash and cash equivalents	(59,580)	166,042
Cash and cash equivalents, at beginning of period	142,758	199,072
Cash and cash equivalents, at end of period	$83,178	$365,114
Refer to notes to unaudited condensed consolidated financial statements.

CABELA'S INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Dollars in Thousands)
(Unaudited)
	Common Stock Shares	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total

Balance, beginning of 2014	70,630,866	$706	$346,535	$1,260,817	$(1,724)	$—	$1,606,334
Net income	—	—	—	123,105	—	—	123,105
Other comprehensive loss	—	—	—	—	(1,502)	—	(1,502)
Stock-based compensation	—	—	12,562	—	—	—	12,562
Exercise of employee stock options and tax withholdings on share-based payment awards	454,339	5	(3,575)	—	—	—	(3,570)
Excess tax benefit on employee stock option exercises	—	—	2,051	—	—	—	2,051
Balance at September 27, 2014	71,085,205	$711	$357,573	$1,383,922	$(3,226)	$—	$1,738,980

Balance, beginning of 2015	71,093,216	$711	$365,973	$1,462,532	$(11,706)	$—	$1,817,510
Net income	—	—	—	110,539	—	—	110,539
Other comprehensive loss	—	—	—	—	(29,037)	—	(29,037)
Common stock repurchased	—	—	—	—	—	(107,978)	(107,978)
Stock-based compensation	—	—	15,588	—	—	—	15,588
Exercise of employee stock options and tax withholdings on share-based payment awards	501,804	5	(3,186)	—	—	6,817	3,636
Excess tax benefit on employee stock option exercises	—	—	1,540	—	—	—	1,540
Balance at September 26, 2015	71,595,020	$716	$379,915	$1,573,071	$(40,743)	$(101,161)	$1,811,798
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

Cash and Cash Equivalents – Cash and cash equivalents of the Financial Services segment were $44,582, $49,294, and $303,975 at September 26, 2015, December 27, 2014, and September 27, 2014, respectively. Due to regulatory restrictions on WFB, the Company cannot use WFB's cash for non-banking operations.

Reporting Periods – Unless otherwise stated, the fiscal periods referred to in the notes to these condensed consolidated financial statements are the 13 weeks ended September 26, 2015 (“three months ended September 26, 2015”), the 13 weeks ended September 27, 2014 (“three months ended September 27, 2014”), the 39 weeks ended September 26, 2015 (“nine months ended September 26, 2015”), the 39 weeks ended September 27, 2014 (“nine months ended September 27, 2014”), and the 52 weeks ended December 27, 2014 ("year ended 2014"). WFB follows a calendar fiscal period and, accordingly, the respective three and nine month periods ended on September 30, 2015 and 2014, and the fiscal year ended on December 31, 2014
The Company follows a 52/53 week fiscal year-end cycle. The Company's fiscal year 2015 will end on January 2, 2016, and will consist of 53 weeks with the fourth quarter of fiscal year 2015 consisting of 14 weeks.

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

The following table presents the components of the consolidated assets and liabilities of the Trust at the periods ended:

	September 26, 2015	December 27, 2014	September 27, 2014
Consolidated assets:
Restricted credit card loans, net of allowance of $65,750, $56,280, and $52,510	$4,549,806	$4,384,240	$3,983,821
Restricted cash	36,894	334,812	31,808
Total	$4,586,700	$4,719,052	$4,015,629

Consolidated liabilities:
Secured variable funding obligations	$45,000	$480,000	$—
Secured obligations	3,238,500	3,047,250	3,047,250
Interest due to third party investors	2,329	2,256	2,064
Total	$3,285,829	$3,529,506	$3,049,314

3.    CREDIT CARD LOANS AND ALLOWANCE FOR LOAN LOSSES

The following table reflects the composition of the credit card loans at the periods ended:

	September 26, 2015	December 27, 2014	September 27, 2014

Restricted credit card loans of the Trust (restricted for repayment of secured obligations of the Trust)	$4,615,556	$4,440,520	$4,036,331
Unrestricted credit card loans	22,586	31,614	22,811
Total credit card loans	4,638,142	4,472,134	4,059,142
Allowance for loan losses	(65,962)	(56,572)	(52,700)
Deferred credit card origination costs	4,817	5,623	4,745
Credit card loans, net	$4,576,997	$4,421,185	$4,011,187

CABELA'S INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands Except Share and Per Share Amounts)
(Unaudited)

Allowance for Loan Losses:
The following table reflects the activity in the allowance for loan losses by credit card segment for the periods presented:

	Three Months Ended
	September 26, 2015			September 27, 2014
	Credit Card Loans	Restructured Credit Card Loans	Total Credit Card Loans	Credit Card Loans	Restructured Credit Card Loans	Total Credit Card Loans

Balance, beginning of period	$47,572	$7,170	$54,742	$40,440	$6,910	$47,350
Provision for loan losses	26,895	1,257	28,152	16,706	2,382	19,088

Charge-offs	(18,873)	(3,055)	(21,928)	(14,601)	(3,409)	(18,010)
Recoveries	3,940	1,056	4,996	3,165	1,107	4,272
Net charge-offs	(14,933)	(1,999)	(16,932)	(11,436)	(2,302)	(13,738)
Balance, end of period	$59,534	$6,428	$65,962	$45,710	$6,990	$52,700

	Nine Months Ended
	September 26, 2015			September 27, 2014
	Credit Card Loans	Restructured Credit Card Loans	Total Credit Card Loans	Credit Card Loans	Restructured Credit Card Loans	Total Credit Card Loans

Balance, beginning of period	$48,832	$7,740	$56,572	$44,660	$8,450	$53,110
Provision for loan losses	51,497	5,716	57,213	35,819	6,297	42,116

Charge-offs	(54,540)	(10,503)	(65,043)	(45,654)	(10,976)	(56,630)
Recoveries	13,745	3,475	17,220	10,885	3,219	14,104
Net charge-offs	(40,795)	(7,028)	(47,823)	(34,769)	(7,757)	(42,526)
Balance, end of period	$59,534	$6,428	$65,962	$45,710	$6,990	$52,700
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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands Except Share and Per Share Amounts)
(Unaudited)

The following table provides information on current, non-accrual, past due, and restructured credit card loans by class using the respective quarter FICO score at the periods ended:

	FICO Score of Credit Card Loans Segment			Restructured Credit Card Loans Segment (1)
September 26, 2015:	691 and Below	692 - 758	759 and Above		Total
Credit card loan status:
Current	$707,206	$1,548,210	$2,247,802	$27,460	$4,530,678
1 to 29 days past due	31,012	21,509	17,734	3,037	73,292
30 to 59 days past due	10,047	1,881	611	1,675	14,214
60 or more days past due	16,932	281	67	2,678	19,958
Total past due	57,991	23,671	18,412	7,390	107,464
Total credit card loans	$765,197	$1,571,881	$2,266,214	$34,850	$4,638,142

90 days or more past due and still accruing	$8,816	$50	$40	$1,184	$10,090
Non-accrual	—	—	—	6,177	6,177

December 27, 2014:
Credit card loan status:
Current	$618,961	$1,455,292	$2,279,309	$28,831	$4,382,393
1 to 29 days past due	24,712	18,121	15,853	2,837	61,523
30 to 59 days past due	7,722	1,453	775	1,485	11,435
60 or more days past due	13,829	363	48	2,543	16,783
Total past due	46,263	19,937	16,676	6,865	89,741
Total credit card loans	$665,224	$1,475,229	$2,295,985	$35,696	$4,472,134

90 days or more past due and still accruing	$7,561	$44	$13	$1,076	$8,694
Non-accrual	—	—	—	5,118	5,118

September 27, 2014:
Credit card loan status:
Current	$572,619	$1,351,772	$2,024,315	$30,230	$3,978,936
1 to 29 days past due	22,487	13,931	14,156	3,244	53,818
30 to 59 days past due	7,663	1,369	467	1,266	10,765
60 or more days past due	12,965	178	40	2,440	15,623
Total past due	43,115	15,478	14,663	6,950	80,206
Total credit card loans	$615,734	$1,367,250	$2,038,978	$37,180	$4,059,142

90 days or more past due and still accruing	$6,879	$27	$6	$1,164	$8,076
Non-accrual	—	—	—	5,144	5,144

(1)	Included in the allowance for loan losses were specific allowances for loan losses of $6,428 at September 26, 2015, $7,740 at December 27, 2014, and $6,990 at September 27, 2014.

CABELA'S INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands Except Share and Per Share Amounts)
(Unaudited)

4.     SECURITIES

Economic development bonds, which are classified as available-for-sale, consisted of the following at the periods ended:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

September 26, 2015	$62,778	$17,928	$(5)	$80,701

December 27, 2014	$66,865	$15,209	$—	$82,074

September 27, 2014	$67,826	$14,515	$—	$82,341
Estimated maturities based on expected future cash flows for the economic development bonds at September 26, 2015, were as follows:

	Amortized Cost	Fair Value

For the three months ending January 2, 2016	$1,234	$1,952
For the fiscal years ending:
2016	2,564	3,644
2017	2,706	3,621
2018	3,099	4,118
2019	3,469	4,604
2020 - 2024	23,458	30,615
2025 and thereafter	26,248	32,147
Totals	$62,778	$80,701
Interest earned on the securities totaled $2,801 and $2,979 in the nine months ended September 26, 2015, and September 27, 2014, respectively. There were no realized gains or losses on these securities in the nine months ended September 26, 2015, or September 27, 2014.

CABELA'S INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands Except Share and Per Share Amounts)
(Unaudited)

5.    BORROWINGS OF FINANCIAL SERVICES SEGMENT

The Trust issues fixed and floating (variable) rate term securitizations, which are considered secured obligations backed by restricted credit card loans. A summary of the secured fixed and variable rate obligations of the Trust by series, the expected maturity dates, and the respective weighted average interest rates are presented in the following tables at the periods ended:

September 26, 2015:
Series	Expected Maturity Date	Fixed Rate Obligations	Interest Rate	Variable Rate Obligations	Interest Rate	Total Obligations	Interest Rate

Series 2011-II	June 2016	$155,000	2.39%	$100,000	0.81%	$255,000	1.77%
Series 2011-IV	October 2016	165,000	1.90	90,000	0.76	255,000	1.50
Series 2012-I	February 2017	275,000	1.63	150,000	0.74	425,000	1.31
Series 2012-II	June 2017	300,000	1.45	125,000	0.69	425,000	1.23
Series 2013-I	February 2023	327,250	2.71	—	—	327,250	2.71
Series 2013-II	August 2018	100,000	2.17	197,500	0.86	297,500	1.30
Series 2014-I	March 2017	—	—	255,000	0.56	255,000	0.56
Series 2014-II	July 2019	—	—	340,000	0.66	340,000	0.66
Series 2015-I	March 2020	218,750	2.26	100,000	0.75	318,750	1.78
Series 2015-II	July 2020	240,000	2.25	100,000	0.88	340,000	1.85

Secured obligations of the Trust		1,781,000		1,457,500		3,238,500
Less current maturities		(155,000)		(100,000)		(255,000)
Secured long-term obligations of the Trust, less current maturities		$1,626,000		$1,357,500		$2,983,500

December 27, 2014:
Series	Expected Maturity Date	Fixed Rate Obligations	Interest Rate	Variable Rate Obligations	Interest Rate	Total Obligations	Interest Rate

Series 2010-I	January 2015	$—	—%	$255,000	1.61%	$255,000	1.61%
Series 2010-II	September 2015	127,500	2.29	85,000	0.86	212,500	1.72
Series 2011-II	June 2016	155,000	2.39	100,000	0.76	255,000	1.75
Series 2011-IV	October 2016	165,000	1.90	90,000	0.71	255,000	1.48
Series 2012-I	February 2017	275,000	1.63	150,000	0.69	425,000	1.30
Series 2012-II	June 2017	300,000	1.45	125,000	0.64	425,000	1.21
Series 2013-I	February 2023	327,250	2.71	—	—	327,250	2.71
Series 2013-II	August 2018	100,000	2.17	197,500	0.81	297,500	1.27
Series 2014-I	March 2017	—	—	255,000	0.51	255,000	0.51
Series 2014-II	July 2019	—	—	340,000	0.61	340,000	0.61

Secured obligations of the Trust		1,449,750		1,597,500		3,047,250
Less current maturities		(127,500)		(340,000)		(467,500)
Secured long-term obligations of the Trust, less current maturities		$1,322,250		$1,257,500		$2,579,750

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
The Trust sold asset-backed notes of $375,000 (Series 2015-I) on March 16, 2015, and $400,000 (Series 2015-II) on July 15, 2015. The Series 2015-I securitization transaction included the issuance of $218,750 Class A-1 notes, which accrue interest at a fixed rate of 2.26% per year, $100,000 of Class A-2 notes, which accrue interest at a floating rate equal to the one-month London Interbank Offered Rate ("LIBOR") plus 0.54% per year, and three subordinated classes of notes in the aggregate principal amount of $56,250. The Series 2015-II securitization transaction included the issuance of $240,000 Class A-1 notes, which accrue interest at a fixed rate of 2.25% per year, $100,000 of Class A-2 notes, which accrue interest at a floating rate equal to the one-month LIBOR plus 0.67% per year, and three subordinated classes of notes in the aggregate principal amount of $60,000.
The Financial Services segment retained each of the subordinated classes of notes which were eliminated in the preparation of our condensed consolidated financial statements. Each class of notes issued in the Series 2015-I and Series 2015-II securitization transactions have an expected life of approximately five years and a contractual maturity of approximately eight years. These securitization transactions were and will be used to fund the growth in restricted credit card loans, maturities of time deposits, and future obligations of the Trust. In addition, the Series 2010-I ($255,000) and Series 2010-II ($212,500) notes matured and were repaid in full using restricted cash of the Trust on January 15, 2015, and September 15, 2015, respectively.
The Trust also issues variable funding facilities which are considered secured obligations backed by restricted credit card loans. At September 26, 2015, the Trust had three variable funding facilities with $1,100,000 in total capacity and $45,000 outstanding. On April 23, 2015, the Trust increased its $225,000 variable funding facility to $300,000 and extended the maturity date from April 2015 to March 2018. Maturities for the variable funding facilities are now scheduled in March of 2016 ($300,000), 2017 ($500,000), and 2018 ($300,000). Each of these variable funding facilities includes an option to renew subject to certain terms and conditions. Variable rate note interest is priced at a benchmark rate, LIBOR, or commercial paper rate, plus a spread, which ranges from 0.50% to 0.85%. The variable rate notes provide for a fee ranging from 0.25% to 0.40% on the unused portion of the facilities. During the nine months ended September 26, 2015, and September 27, 2014, the daily average balance outstanding on these notes was $82,473 and $2,198, with a weighted average interest rate of 0.80% and 0.75%, respectively.

CABELA'S INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands Except Share and Per Share Amounts)
(Unaudited)

The Financial Services segment has unsecured federal funds purchase agreements with two financial institutions. The maximum amount that can be borrowed is $100,000. There were no amounts outstanding at September 26, 2015, December 27, 2014, or September 27, 2014. During the nine months ended September 26, 2015, the daily average balance outstanding was $166 with a weighted average rate of 0.75%. During the nine months ending September 27, 2014, there was no daily average balance outstanding.
6.     LONG-TERM DEBT AND CAPITAL LEASES

Long-term debt, including revolving credit facilities and capital leases, consisted of the following at the periods ended:

	September 26, 2015	December 27, 2014	September 27, 2014

Unsecured revolving credit facility	$450,000	$180,000	$340,000
Unsecured notes due 2016 with interest at 5.99%	215,000	215,000	215,000
Unsecured senior notes due 2017 with interest at 6.08%	60,000	60,000	60,000
Unsecured senior notes due 2016-2018 with interest at 7.20%	24,428	32,571	32,572
Unsecured senior notes due 2020-2025; various interest rates	250,000	—	—
Unsecured $20 million Canadian revolving credit facility	—	—	6,292
Capital lease obligations payable through 2036	11,952	12,144	12,214
Total debt	1,011,380	499,715	666,078
Less current portion of debt	(223,472)	(8,434)	(8,430)
Long-term debt, less current maturities	$787,908	$491,281	$657,648

On June 18, 2014, the Company amended its credit agreement, which provides for an unsecured $775,000 revolving credit facility and permits the issuance of letters of credit up to $75,000 and swing line loans up to $30,000. The credit facility may be increased to $800,000 subject to certain terms and conditions. The term of the credit facility expires on June 18, 2019.
During the nine months ended September 26, 2015, and September 27, 2014, the daily average principal balance outstanding on the line of credit was $403,729 and $47,929, respectively, and the weighted average interest rate was 1.43% and 1.47%, respectively. Letters of credit and standby letters of credit totaling $27,996 and $32,290 were outstanding at September 26, 2015, and September 27, 2014, respectively. The daily average outstanding amount of total letters of credit during the nine months ended September 26, 2015, and September 27, 2014, was $21,715 and $23,287, respectively.
On August 4, 2015, the Company entered into a note purchase agreement with various purchasers allowing the Company to issue and sell an aggregate of $550,000 principal amount of senior unsecured notes in a private placement to certain accredited investors. On August 4, 2015, the Company issued and sold under this note purchase agreement $250,000 of senior unsecured notes with aggregate principal amounts, interest rates, and maturity dates as follows:

•	$100,000 principal at 3.23% due August 4, 2020,

•	$122,000 principal at 3.70% due August 4, 2022, and

•	$28,000 principal at 4.01% due August 4, 2025.

Interest on these notes is payable semi-annually. The Company also agreed under the note purchase agreement to issue and sell an additional $300,000 of senior unsecured notes in December 2015 ($128,000 at 3.82% due December 3, 2022, and $172,000 at 4.11% due December 3, 2025). The Company intends to use the proceeds from this sale for general corporate purposes and to repay its existing unsecured notes for $215,000 due February 27, 2016. At September 26, 2015, these unsecured notes for $215,000 were classified in current maturities of long-term debt in the condensed consolidated balance sheets.

CABELA'S INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands Except Share and Per Share Amounts)
(Unaudited)

The note purchase agreement contains customary default provisions, as well as certain restrictive covenants, including limitations on indebtedness and financial covenants relating to debt ratios, net worth, and fixed charges. In connection with the note purchase agreement, on August 4, 2015, the Company also entered into a credit agreement amendment primarily to permit the issuance and sale of the unsecured notes, to place a floor of zero under LIBOR, and to revise certain definitions in the credit agreement.

The Company also has an unsecured $20,000 Canadian ("CAD") revolving credit facility for its operations in Canada. Borrowings are payable on demand with interest payable monthly. This credit facility permits the issuance of letters of credit up to $10,000 CAD in the aggregate, which reduces the overall available credit limit.
At September 26, 2015, the Company was in compliance with the financial covenant requirements of its $775,000 credit agreement with a fixed charge coverage ratio of 8.09 to 1 (minimum requirement is 2.00 to 1), a leverage ratio of 1.67 to 1 (requirement is no more than 3.00 to 1), and a consolidated net worth that was $570,793 in excess of the minimum. At September 26, 2015, the Company was in compliance with all financial covenants under its credit agreements and unsecured notes. We anticipate that we will continue to be in compliance with all financial covenants under our credit agreements and unsecured notes through at least the next 12 months.

7.     IMPAIRMENT AND RESTRUCTURING CHARGES

Impairment and restructuring charges consisted of the following for the periods ended:

	Three Months Ended		Nine Months Ended
	September 26, 2015	September 27, 2014	September 26, 2015	September 27, 2014

Impairment losses on other property	$210	$—	$210	$—
Restructuring charges for severance and related benefits	5,377	—	5,377	641
Total	$5,587	$—	$5,587	$641

Impairment – We evaluate the recoverability of economic development bonds, property (including existing store locations and future retail store sites), equipment, goodwill, other property, and other intangibles whenever indicators of impairment exist. In the three months ended September 26, 2015, we recognized an impairment loss of $210 on a parcel of unimproved land based on an appraisal we received in July 2015. After the impairment loss was recognized, the carrying value of this particular property was $1,109. This impairment was recognized in the Corporate Overhead and Other segment. We did not recognize any impairment during the three and nine months ended September 27, 2014.

Local economic trends, government regulations, and other restrictions where we own properties may impact management projections that could change undiscounted cash flows in future periods which could trigger possible future write downs.

Restructuring Charges – In the three months ended September 26, 2015, we incurred charges totaling $5,377 for severance and related benefits primarily attributable to a corporate office restructure and reduction in the number of personnel. The liability for severance benefits was included in accrued expenses and other liabilities in our condensed consolidated balance sheets and will be reduced as payments are disbursed, which will be substantially completed over the next 12 months. The charges were recognized in the Corporate Overhead and Other segment.
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

CABELA'S INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands Except Share and Per Share Amounts)
(Unaudited)

8.     INCOME TAXES

A reconciliation of the statutory federal income tax rate to the effective income tax rate was as follows for the periods presented.

	Three Months Ended		Nine Months Ended
	September 26, 2015	September 27, 2014	September 26, 2015	September 27, 2014

Statutory federal rate	35.0%	35.0%	35.0%	35.0%
State income taxes, net of federal tax benefit	2.2	2.2	2.2	2.0
Other nondeductible items	0.3	0.4	0.2	0.4
Tax exempt interest income	(0.7)	(0.6)	(0.6)	(0.5)
Rate differential on foreign income	(1.7)	2.8	(1.4)	0.9
Change in unrecognized tax benefits	(0.1)	—	0.4	(1.0)
Deferred tax asset valuation allowance	1.7	—	1.2	—
Other, net	(0.9)	0.2	(1.5)	0.5
Effective income tax rate	35.8%	40.0%	35.5%	37.3%
The decrease in our effective tax rate comparing the three months ended September 26, 2015, to the three months ended September 27, 2014, was primarily due to decreases in our effective tax rate related to tax adjustments attributable to changes in the mix of taxable income between the United States and foreign tax jurisdictions and other valuation allowances. These decreases in our effective tax rate were partially offset by an increase in a deferred tax asset valuation allowance related to Canada taxable net operating losses.
The decrease in our effective tax rate comparing the nine months ended September 26, 2015, to the nine months ended September 27, 2014, was primarily due to a decrease in our effective tax rate related to tax adjustments attributable to changes in the mix of taxable income between the United States and foreign tax jurisdictions and completion of a retroactive research and development tax credit study during the nine months ended September 26, 2015. These decreases in our effective tax rate were partially offset by increases in unrecognized tax benefits and a deferred tax asset valuation allowance related to Canada taxable net operating losses.
As of September 26, 2015, cash and cash equivalents held by our foreign subsidiaries totaled $30,193. Our intent is to permanently reinvest these funds outside the United States for capital expansion. Based on the Company's current projected capital needs and the current amount of cash and cash equivalents held by our foreign subsidiaries, we do not anticipate incurring any material tax costs beyond our accrued tax position in connection with any repatriation, but we may be required to accrue for unanticipated additional tax costs in the future if our expectations or the amount of cash held by our foreign subsidiaries change.
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

CABELA'S INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands Except Share and Per Share Amounts)
(Unaudited)

The Company's tax years 2007 through 2011 are under examination by the Internal Revenue Service ("IRS"). In late 2012, the IRS issued a revenue agent report summarizing its determination of the adjustments required to the 2007 and 2008 income tax returns. We disagree with the adjustments made by the IRS in their revenue agent report and are currently appealing the adjustments. We expect the appeals process for the 2007 and 2008 tax years to be completed in 2015. We do not expect the examination and possible related appeal for the 2009, 2010, and 2011 tax years to be completed within the next 12 months. We have reserved for potential adjustments for income taxes that may result from examinations by the tax authorities, and we believe that the final outcome of these examinations or agreements will not have a material effect on the Company's financial condition, results of operations, or cash flows.
At September 26, 2015, unrecognized tax benefits totaling $46,354 and $68,939 were included in current liabilities (accrued expenses and other liabilities) and in other long-term liabilities, respectively, in our condensed consolidated balance sheets, compared to a total of $79,490 at September 27, 2014, that was included in other long-term liabilities. At December 27, 2014, unrecognized tax benefits totaling $46,317 and $55,562 were included in current liabilities (accrued expenses and other liabilities) and in other long-term liabilities, respectively, in our condensed consolidated balance sheets. The changes comparing the respective periods were due primarily to our assessments of uncertain tax positions related to prior period tax positions. Since the Company is routinely under audit by various taxing authorities, and the Company expects to resolve the tax issues at appeals for the 2007 and 2008 examination years in 2015, it is reasonably possible that the amount of unrecognized tax benefits will change during the next 12 months. However, we do not expect the change, if any, to have a material effect on the Company's consolidated financial condition or results of operations within the next 12 months.

9.     COMMITMENTS AND CONTINGENCIES

The Company leases various buildings, computer and other equipment, and storage space under operating leases which expire on various dates through January 2041. Rent expense on these leases, as well as other month to month rentals, was $5,880 and $17,477 in the three and nine months ended September 26, 2015, compared to $6,146 and $14,050 in the three and nine months ended September 27, 2014.
The following is a schedule of future minimum rental payments under operating leases at September 26, 2015:

For the three months ending January 2, 2016	$6,370
For the fiscal years ending:
2016	23,724
2017	24,396
2018	24,099
2019	23,625
Thereafter	312,282
Total	$414,496
The Company leases six retail stores and owns 21 stores subject to ground leases. Certain of these leases include tenant allowances that are amortized over the life of the lease. No tenant allowances were received in the nine months ended September 26, 2015. The Company received $7,243 in tenant allowances in the nine months ended September 27, 2014. The Company does not expect to receive any tenant allowances under leases during the remainder of 2015.

The Company has entered into real estate purchase, construction, and/or economic incentive agreements for various new retail store site locations. At September 26, 2015, the Company estimated it had total cash commitments of approximately $337,600 outstanding for projected expenditures related to the development, construction, and completion of new retail stores and corporate expansion. This amount excludes any estimated costs associated with new stores where the Company does not have a commitment as of September 26, 2015. We expect to fund these estimated capital expenditures over the next 12 months with funds from operations and borrowings.

CABELA'S INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands Except Share and Per Share Amounts)
(Unaudited)

Under various grant programs, state or local governments provide funding for certain costs associated with developing and opening a new retail store. Historically, the Company has received grant funding in exchange for commitments, such as assurance of agreed employment and wage levels at the retail store or that the retail store will remain open, made by the Company to the state or local government providing the funding. The commitments typically phase out over approximately five to 10 years. If the Company failed to maintain the commitments during the applicable period, the funds received may have to be repaid or other adverse consequences may arise, which could affect the Company's cash flows and profitability. At September 26, 2015, and September 27, 2014, the total amount of grant funding subject to a specific contractual remedy was $43,244 and $44,231, respectively. No grant funding subject to contractual remedy was received in the nine months ended September 26, 2015, or September 27, 2014. At September 26, 2015, December 27, 2014, and September 27, 2014, the amount the Company had recorded in current liabilities in the condensed consolidated balance sheets relating to these grants was $22,519, $22,887, and $22,650, respectively.

The Company operates an open account document instructions program, which provides for Cabela's-issued letters of credit. We had obligations to pay participating vendors $52,588, $43,105, and $63,352 at September 26, 2015, December 27, 2014, and September 27, 2014, respectively.

The Financial Services segment enters into financial instruments with off-balance sheet risk in the normal course of business through the origination of unsecured credit card loans. Unsecured credit card accounts are commitments to extend credit and totaled $33,554,000, $30,491,000, and $29,360,000 at September 26, 2015, December 27, 2014, and September 27, 2014, respectively. These commitments are in addition to any current outstanding balances of a cardholder. Unsecured credit card loans involve, to varying degrees, elements of credit risk in excess of the amount recognized in the condensed consolidated balance sheets. The principal amounts of these instruments reflect the Financial Services segment's maximum related exposure. The Financial Services segment has not experienced and does not anticipate that all customers will exercise the entire available line of credit at any given point in time. The Financial Services segment has the right to reduce or cancel the available lines of credit at any time.

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
On January 6, 2011, the Company received a Commissioner's charge from the Chair of the U. S. Equal Employment Opportunity Commission ("EEOC") alleging that the Company has discriminated against non-Whites on the basis of their race and national origin in recruitment and hiring. Without admitting the EEOC's allegations, on August 26, 2015, the Company entered into a settlement agreement with the EEOC that resolved all matters related to the Commissioner's charge.

CABELA'S INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands Except Share and Per Share Amounts)
(Unaudited)

The Company is subject to an ongoing investigation by the SEC. The investigation concerns certain estimates, account reconciliations, and impairment charges, and their impact on reported financial results, that were recorded for the fiscal quarter ended September 29, 2012, and the fiscal year ended December 29, 2012. The Company believes its estimates, account reconciliations, and impairment charges were appropriate, timely, and in compliance with GAAP. The investigation also concerns the adequacy of the Company’s disclosures regarding the January 1, 2012, amended and restated intercompany agreement between the Company and WFB concerning the agreement’s effect on the Company’s merchandise margins in 2012. The Company believes that its disclosures regarding the January 1, 2012, amended and restated intercompany agreement were adequate. The Company and its personnel are continuing to fully cooperate with the SEC’s investigation and have provided documents, information, and testimony as requested. Although an SEC investigation is not an indication that any violation of law has occurred, the Company cannot predict the outcome of this inquiry. Accordingly, adverse developments, settlements, or resolutions may occur and have a material effect on the Company’s results of operations for the period in which such development, settlement, or resolution occurs. However, the Company does not believe that the outcome of this inquiry will have a material effect on its results of operations, cash flows, or financial position taken as a whole. At September 26, 2015, in connection with this ongoing investigation by the SEC, the Company recognized a liability of $1,000. This $1,000 charge was included in selling, distribution, and administrative expenses in the condensed consolidated statements of income and was recognized in the Corporate Overhead and Other segment in the three and nine months ended September 26, 2015.

10.     STOCK-BASED COMPENSATION PLANS AND EMPLOYEE BENEFIT PLANS

Stock-Based Compensation – The Company recognized total stock-based compensation expense of $5,624 and $16,032 for the three and nine months ended September 26, 2015, and $4,484 and $13,049 for the three and nine months ended September 27, 2014. Compensation expense related to the Company's stock-based payment awards is recognized in selling, distribution, and administrative expenses in the condensed consolidated statements of income. At September 26, 2015, the total unrecognized deferred stock-based compensation balance for all equity awards issued, net of expected forfeitures, was $30,722, net of tax, which is expected to be amortized over a weighted average period of 1.8 years.

Employee Stock Plans – Awards granted under the Cabela's Incorporated 2013 Stock Plan (the "2013 Stock Plan") have a term of no greater than ten years from the grant date and become exercisable under the vesting schedule determined at the time of grant. As of September 26, 2015, the maximum number of shares available for awards under the 2013 Stock Plan was 2,668,771.

As of September 26, 2015, there were 1,220,588 awards outstanding under the 2013 Stock Plan and 1,871,273 awards outstanding under the Cabela's Incorporated 2004 Stock Plan. To the extent available, we will issue treasury shares for the exercise of stock options before issuing new shares.
Option Awards. During the nine months ended September 26, 2015, there were 216,820 non-statutory stock options ("NSOs") granted to employees at an exercise price of $55.46 per share and 26,791 NSOs granted to non-employee directors at a weighted average exercise price of $51.12 per share. All of these options were granted under the 2013 Stock Plan, have an eight-year term, and vest over four years for employees and one year for non-employee directors.

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

During the nine months ended September 26, 2015, there were 630,718 options exercised. The aggregate intrinsic value of awards exercised was $21,281 and $18,435 during the nine months ended September 26, 2015, and September 27, 2014, respectively. Based on the Company's closing stock price of $47.21 at September 26, 2015, the total number of in-the-money awards exercisable as of September 26, 2015, was 1,560,449.

CABELA'S INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands Except Share and Per Share Amounts)
(Unaudited)

Nonvested Stock and Stock Unit Awards. During the nine months ended September 26, 2015, there were 384,327 units of nonvested stock issued to employees at a weighted average fair value of $55.31 per unit and 9,187 units of nonvested stock issued to non-employee directors at a weighted average fair value of $50.34 per unit. All of these nonvested stock awards were issued under the 2013 Stock Plan and vest evenly over four years on the grant date anniversary based on the passage of time for employees and over one year for non-employee directors.

On March 2, 2015, the Company also issued 58,075 units of performance-based restricted stock units to certain executives at a fair value of $55.46 per unit. These performance-based restricted stock units will begin vesting in four equal annual installments on March 2, 2016, if the performance criterion is achieved.

Employee Stock Purchase Plan – During the nine months ended September 26, 2015, there were 60,258 shares issued under the Cabela's Incorporated 2013 Employee Stock Purchase Plan (the "2013 ESPP"). As of September 26, 2015, there were 1,835,873 shares of common stock authorized and available for issuance under the 2013 ESPP.

11.	STOCKHOLDERS' EQUITY AND DIVIDEND RESTRICTIONS

Retained Earnings – The most significant restrictions on the payment of dividends by the Company to stockholders are contained within the covenants under its revolving credit and unsecured senior notes purchase agreements. Also, Nebraska banking laws govern the amount of dividends that WFB can pay to Cabela’s. On September 24, 2015, WFB paid a dividend of $35,000 to Cabela's. At September 26, 2015, the Company had unrestricted retained earnings of $226,699 available for dividends. However, the Company has never declared or paid any cash dividends on its common stock, and does not anticipate paying any cash dividends in the foreseeable future.

Accumulated Other Comprehensive Loss – The components of accumulated other comprehensive loss, net of related taxes, are as follows for the periods ended:

	September 26, 2015	December 27, 2014	September 27, 2014

Accumulated net unrealized holding gains on economic development bonds	$11,112	$9,521	$9,116
Cumulative foreign currency translation adjustments	(51,855)	(21,227)	(12,342)
Total accumulated other comprehensive loss	$(40,743)	$(11,706)	$(3,226)
Treasury Stock – In April 2015, the Company announced its intent to repurchase up to 2,000,000 shares of its common stock in open market transactions through February 2016. This share repurchase program was completed in August 2015.
On September 1, 2015, the Company announced that the Board of Directors approved a share repurchase program authorizing the Company to repurchase up to $500,000 of its common stock over a two-year period. This authorization is in addition to the 2,000,000 share repurchase authorization approved in April 2015 and the standing annual authorization to repurchase shares to offset dilution resulting from equity-based awards issued under the Company’s equity compensation plans. The timing and volume of share repurchases may be executed by the Company on a discretionary basis, or pursuant to trading plans, or other arrangements. Any share repurchase under this program may be made in the open market, in privately negotiated transactions, or otherwise. This share repurchase program does not obligate the Company to repurchase any outstanding shares of its common stock, and the program may be limited or terminated at any time. There is no guarantee as to the exact number of shares that the Company will repurchase. Under this authorization, the Company repurchased 169,654 shares of its common stock at a total cost of $8,030 during the three months ended September 26, 2015. The total amount of share repurchases that the Company can make in a year is limited to 75% of its prior year consolidated earnings before interest, taxes, depreciation and amortization, as defined, pursuant to a covenant requirement of its credit agreement.

CABELA'S INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands Except Share and Per Share Amounts)
(Unaudited)

The following table reconciles the Company's treasury stock activity for the periods presented.

	Three Months Ended		Nine Months Ended
	September 26, 2015	September 27, 2014	September 26, 2015	September 27, 2014

Balance, beginning of period	922,256	—	—	—
Purchase of treasury stock at cost	1,169,654	—	2,169,654	—
Treasury shares issued on exercise of stock options and share-based payment awards	(50,205)	—	(127,949)	—
Balance, end of period	2,041,705	—	2,041,705	—

12.     EARNINGS PER SHARE

The following table reconciles the weighted average number of shares utilized in the earnings per share calculations for the periods presented.

	Three Months Ended		Nine Months Ended
	September 26, 2015	September 27, 2014	September 26, 2015	September 27, 2014

Common shares – basic	69,914,906	71,068,933	70,750,743	70,957,321
Effect of incremental dilutive securities:
Stock options and nonvested stock units	795,355	624,203	902,636	928,151
Common shares – diluted	70,710,261	71,693,136	71,653,379	71,885,472

Stock options outstanding considered anti-dilutive excluded from calculation	1,388,773	730,139	1,084,502	574,234

CABELA'S INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands Except Share and Per Share Amounts)
(Unaudited)

13.     SUPPLEMENTAL CASH FLOW INFORMATION

The following table sets forth non-cash financing and investing activities and other cash flow information for the nine months ended:

	September 26, 2015	September 27, 2014
Non-cash financing and investing activities:
Accrued property and equipment additions (1)	$27,523	$52,917
Depreciation adjustment reducing deferred grant income	—	(831)

Other cash flow information:
Interest paid (2)	$64,792	$62,790
Capitalized interest	(8,932)	(6,047)
Interest paid, net of capitalized interest	$55,860	$56,743
Income taxes paid, net of refunds	$75,016	$106,672

(1)	Accrued property and equipment additions are recognized in the condensed consolidated statements of cash flows in the period they are paid.

(2)	Includes interest from the Financial Services segment totaling $50,525 and $47,910, respectively.

14.     SEGMENT REPORTING

The Company has three reportable segments: Retail, Direct, and Financial Services. The Retail segment sells products and services through the Company's retail stores. The Direct segment sells products through our e-commerce websites (Cabelas.com and Cabelas.ca) and direct mail catalogs. The Financial Services segment issues co-branded credit cards. Revenues included in Corporate Overhead and Other include the value of unredeemed points earned that are associated with the Company's loyalty rewards programs for Cabela's CLUB issued credit cards, net of the estimated costs of the points; amounts received from outfitter services; real estate rental income; land sales; and fees earned through the Company's travel business and other complementary business services.
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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands Except Share and Per Share Amounts)
(Unaudited)

Segment assets are those directly used in or clearly allocable to an operating segment’s operations. Depreciation, amortization, and property and equipment expenditures are recognized in each respective segment. Major assets by segment include:

•
Retail – inventory in the retail stores; land, buildings, fixtures, and leasehold improvements; and goodwill. The amount of goodwill in the Retail segment totaled $2,634, $3,023, and $3,157 at September 26, 2015, December 27, 2014, and September 27, 2014, respectively. The change in the carrying value of goodwill between periods was due to foreign currency adjustments.

•	Direct – fixed assets and deferred catalog costs.

•
Financial Services – cash, credit card loans, restricted cash, receivables, fixtures, and other assets. Cash and cash equivalents of the Financial Services segment were $44,582, $49,294, and $303,975 at September 26, 2015, December 27, 2014, and September 27, 2014, respectively.

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
Also, if the total risk-based capital ratio of WFB is greater than 13% at any quarter end, the Financial Services segment must pay an additional license fee to the Retail and Direct business segments equal to 50% of the amount that the total risk-based capital ratio exceeds 13%. The total risk-based capital ratio of WFB did not exceed this 13% threshold at September 30, 2015, so no additional license fee was paid.

CABELA'S INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands Except Share and Per Share Amounts)
(Unaudited)

Financial information by segment is presented in the following table for the periods presented:

				Corporate Overhead and Other
			Financial Services
	Retail	Direct			Total
Three Months Ended September 26, 2015:
Merchandise sales	$636,886	$161,569	$—	$—	$798,455
Non-merchandise revenue:
Financial Services	—	—	118,431	—	118,431
Other	904	—	—	3,531	4,435
Total revenue before intersegment eliminations	637,790	161,569	118,431	3,531	921,321
Intersegment revenue eliminated in consolidation	—	—	5,202	—	5,202
Total revenue as reported	$637,790	$161,569	$123,633	$3,531	$926,523

Operating income (loss)	$104,307	$14,628	$40,503	$(86,493)	$72,945
As a percentage of revenue	16.4%	9.1%	34.2%	N/A	7.9%
Depreciation and amortization	$20,230	$1,224	$444	$11,882	$33,780
Assets	1,848,658	313,007	4,796,858	1,075,684	8,034,207
Property and equipment additions including accrued amounts	78,121	65	539	25,213	103,938

Three Months Ended September 27, 2014:
Merchandise sales	$598,103	$175,335	$—	$—	$773,438
Non-merchandise revenue:
Financial Services	—	—	104,236	—	104,236
Other	583	—	—	2,849	3,432
Total revenue before intersegment eliminations	598,686	175,335	104,236	2,849	881,106
Intersegment revenue eliminated in consolidation	—	—	4,896	—	4,896
Total revenue as reported	$598,686	$175,335	$109,132	$2,849	$886,002

Operating income (loss)	$108,552	$18,236	$28,158	$(61,031)	$93,915
As a percentage of revenue	18.1%	10.4%	27.0%	N/A	10.6%
Depreciation and amortization	$17,427	$1,228	$391	$10,257	$29,303
Assets	1,568,243	254,074	4,447,850	945,297	7,215,464
Property and equipment additions including accrued amounts	73,545	21	289	28,165	102,020

CABELA'S INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands Except Share and Per Share Amounts)
(Unaudited)

				Corporate Overhead and Other
			Financial Services
	Retail	Direct			Total
Nine Months Ended September 26, 2015:
Merchandise sales	$1,730,376	$471,801	$—	$—	$2,202,177
Non-merchandise revenue:
Financial Services	—	—	356,739	—	356,739
Other	1,944	—	—	14,265	16,209
Total revenue before intersegment eliminations	1,732,320	471,801	356,739	14,265	2,575,125
Intersegment revenue eliminated in consolidation	—	—	14,750	—	14,750
Total revenue as reported	$1,732,320	$471,801	$371,489	$14,265	$2,589,875

Operating income (loss)	$249,691	$55,668	$134,890	$(259,381)	$180,868
Operating income as a percentage of revenue	14.4%	11.8%	37.8%	N/A	7.0%
Depreciation and amortization	$59,344	$3,675	$1,307	$33,132	$97,458
Assets	1,848,658	313,007	4,796,858	1,075,684	8,034,207
Property and equipment additions including accrued amounts	252,980	68	1,263	75,449	329,760

Nine Months Ended September 27, 2014:
Merchandise sales	$1,538,634	$501,867	$—	$—	$2,040,501
Non-merchandise revenue:
Financial Services	—	—	307,402	—	307,402
Other	1,437	—	—	14,014	15,451
Total revenue before intersegment eliminations	1,540,071	501,867	307,402	14,014	2,363,354
Intersegment revenue eliminated in consolidation	—	—	9,672	—	9,672
Total revenue as reported	$1,540,071	$501,867	$317,074	$14,014	$2,373,026

Operating income (loss)	$260,656	$75,429	$84,847	$(214,173)	$206,759
Operating income as a percentage of revenue	16.9%	15.0%	27.6%	N/A	8.7%
Depreciation and amortization	$49,473	$3,684	$1,149	$28,242	$82,548
Assets	1,568,243	254,074	4,447,850	945,297	7,215,464
Property and equipment additions including accrued amounts	237,580	134	1,276	78,967	317,957

CABELA'S INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands Except Share and Per Share Amounts)
(Unaudited)

The components and amounts of total revenue for the Financial Services segment were as follows for the periods presented:

	Three Months Ended		Nine Months Ended
	September 26, 2015	September 27, 2014	September 26, 2015	September 27, 2014

Interest and fee income	$124,940	$103,333	$349,833	$292,204
Interest expense	(18,198)	(16,155)	(50,628)	(47,845)
Provision for loan losses	(28,152)	(19,088)	(57,213)	(42,116)
Net interest income, net of provision for loan losses	78,590	68,090	241,992	202,243
Non-interest income:
Interchange income	101,249	93,817	287,452	267,756
Other non-interest income	826	999	2,329	2,621
Total non-interest income	102,075	94,816	289,781	270,377
Less: Customer rewards costs	(57,032)	(53,774)	(160,284)	(155,546)
Financial Services revenue	$123,633	$109,132	$371,489	$317,074
The following table sets forth the percentage of our merchandise revenue contributed by major product categories for our Retail and Direct segments and in total for the three and nine months ended September 26, 2015, and September 27, 2014.

Three Months Ended:	Retail		Direct		Total
	2015	2014	2015	2014	2015	2014
Product Category:
Hunting Equipment	48.5%	48.6%	43.0%	43.4%	47.3%	47.3%
General Outdoors	32.7	30.7	32.6	30.4	32.7	30.6
Clothing and Footwear	18.8	20.7	24.4	26.2	20.0	22.1
Total	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

Nine Months Ended:	Retail		Direct		Total
	2015	2014	2015	2014	2015	2014
Product Category:
Hunting Equipment	46.8%	46.9%	37.3%	38.7%	44.7%	44.8%
General Outdoors	34.6	33.1	37.4	35.6	35.2	33.8
Clothing and Footwear	18.6	20.0	25.3	25.7	20.1	21.4
Total	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

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
Level 3 is comprised of financial instruments whose fair value is estimated based on internally developed models or methodologies utilizing significant inputs that are primarily unobservable from objective sources. At September 26, 2015, the financial instruments carried on our condensed consolidated balance sheets subject to fair value measurements consisted of economic development bonds and were classified as Level 3 for valuation purposes. For the nine months ended September 26, 2015, and September 27, 2014, there were no transfers in or out of Levels 1, 2, or 3.
The table below presents changes in fair value of the economic development bonds measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the periods presented:

	Three Months Ended		Nine Months Ended
	September 26, 2015	September 27, 2014	September 26, 2015	September 27, 2014

Balance, beginning of period	$77,936	$78,429	$82,074	$78,504
Total gains or losses:
Included in earnings - realized	—	—	—	—
Included in accumulated other comprehensive income (loss) - unrealized	5,172	4,736	2,714	7,083
Valuation adjustments	—	—	—	—
Purchases, issuances, and settlements:
Purchases	—	—	—	—
Issuances	—	—	—	—
Settlements	(2,407)	(824)	(4,087)	(3,246)
Total	(2,407)	(824)	(4,087)	(3,246)
Balance, end of period	$80,701	$82,341	$80,701	$82,341
There were no other than temporary fair value adjustments of economic development bonds and no adjustments of deferred grant income related to economic development bonds in the nine months ended September 26, 2015, or September 27, 2014.
We evaluate the recoverability of property and equipment, goodwill, other property, and other intangibles whenever indicators of impairment exist. This evaluation included existing store locations and future retail store sites. In the three and nine months ended September 26, 2015, we recognized an impairment loss of $210 on a parcel of unimproved land based on an appraisal we received in July 2015. The appraised value of the property adjusted for selling costs was $1,109 and its carrying value before the impairment was $1,319. This impairment was recognized in the Corporate Overhead and Other segment. The Company did not recognize any impairment in the three and nine months ended September 27, 2014.

CABELA'S INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands Except Share and Per Share Amounts)
(Unaudited)

During the three months ended March 29, 2014, a liability judgment relating to litigation on a breach of a retail store radius restriction was increased $1,062 pursuant to a supplemental court order. This increase to the liability judgment, plus legal and other costs, resulted in the Company recording an increase to the carrying amount of the related retail store property through a reduction in deferred grant income. The additional depreciation adjustment that reduced the deferred grant income of this retail store property resulted in an increase in depreciation expense of $831 that was recognized in the three months ended March 29, 2014. This increase in depreciation expense was included in selling, distribution, and administrative expenses in the condensed consolidated statements of income and was recognized in the Retail segment. There was no additional depreciation expense adjustment recognized after March 29, 2014.
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

	September 26, 2015		December 27, 2014		September 27, 2014
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value

Financial Assets:
Credit card loans, net	$4,576,997	$4,576,997	$4,421,185	$4,421,185	$4,011,187	$4,011,187

Financial Liabilities:
Time deposits	887,948	887,192	806,056	809,014	830,409	828,579
Secured variable funding obligations of the Trust	45,000	45,000	480,000	480,000	—	—
Secured obligations of the Trust	3,238,500	3,195,301	3,047,250	3,014,446	3,047,250	2,996,236
Long-term debt	1,011,380	1,005,564	499,715	521,212	666,078	688,282

CABELA'S INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands Except Share and Per Share Amounts)
(Unaudited)

16.    ACCOUNTING PRONOUNCEMENTS

Revenue from Contracts with Customers: In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2014-09 "Revenue from Contracts with Customers" (Topic 606) ("ASU 2014-09"). ASU 2014-09 is a comprehensive new revenue recognition model requiring a company to recognize revenue to depict the transfer of goods or services to a customer at an amount reflecting the consideration it expects to receive in exchange for those goods or services. In adopting ASU 2014-09, companies may use either a full retrospective or a modified retrospective approach. ASU 2014-09 is effective for the first interim period within annual reporting periods beginning after December 15, 2017, with early adoption permitted for the first interim period within annual reporting periods beginning after December 15, 2016. Management is evaluating the provisions of this statement, does not intend to apply early adoptions, and has not determined what impact the adoption of ASU 2014-09 will have on the Company's consolidated financial position or results of operations.
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
Simplifying the Measurement of Inventory: In July 2015, the FASB issued ASU 2015-11, “Simplifying the Measurement of Inventory.” Under this ASU, inventory will be measured at the “lower of cost and net realizable value” and options that currently exist for “market value” will be eliminated. The ASU defines net realizable value as the “estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation.” No other changes were made to the current guidance on inventory measurement. ASU 2015-11 is effective for interim and annual periods beginning after December 15, 2016. Early application is permitted and should be applied prospectively. Management is evaluating the provisions of this statement, including which period to adopt, and has not determined what impact the adoption of ASU 2015-11 will have on the Company's consolidated financial position or results of operations.

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

•
the outcome of litigation, administrative, and/or regulatory matters (including the ongoing Securities and Exchange Commission (“SEC”) investigation, audits by tax authorities, and compliance examinations by the Federal Deposit Insurance Corporation ("FDIC"));

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

Critical Accounting Policies and Use of Estimates

Our critical accounting policies and use of estimates utilized in the preparation of the condensed consolidated financial statements as of September 26, 2015, remain unchanged from December 27, 2014.

Cabela's®

We are a leading specialty retailer, and the world's largest direct marketer, of hunting, fishing, camping, and related outdoor merchandise. We provide a quality service to our customers who enjoy an outdoor lifestyle by supplying outdoor products through our multi-channel retail business consisting of our Retail and Direct segments. Our Retail business segment currently consists of 77 stores, including the 13 new format stores that we opened in 2015 as follows:

•	Fort Mill, South Carolina; and Berlin, Massachusetts; in March;

•	Garner, North Carolina; and Sun Prairie, Wisconsin; in April;

•	Ammon, Idaho; and Fort Oglethorpe, Georgia; in May;

•	Moncton, New Brunswick, Canada; in June;

•	West Chester, Ohio; and Noblesville, Indiana; in August;

•	Oklahoma City, Oklahoma; and Huntsville, Alabama; in September; and

•	Bristol, Virginia; and Calgary, Alberta, Canada; in October.

We now have 68 stores located in the United States and nine in Canada with total retail square footage of 7.9 million.
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

Executive Overview

	Three Months Ended
	September 26, 2015	September 27, 2014	Increase (Decrease)	% Change

	(Dollars in Thousands Except Earnings Per Diluted Share)
Revenue:
Retail	$637,790	$598,686	$39,104	6.5%
Direct	161,569	175,335	(13,766)	(7.9)
Total	799,359	774,021	25,338	3.3
Financial Services	123,633	109,132	14,501	13.3
Other revenue	3,531	2,849	682	23.9
Total revenue	$926,523	$886,002	$40,521	4.6

Operating income	$72,945	$93,915	$(20,970)	(22.3)

Net income	$43,708	$53,839	$(10,131)	(18.8)

Earnings per diluted share	$0.62	$0.75	$(0.13)	(17.3)

	Nine Months Ended
	September 26, 2015	September 27, 2014	Increase (Decrease)	% Change

	(Dollars in Thousands Except Earnings Per Diluted Share)
Revenue:
Retail	$1,732,320	$1,540,071	$192,249	12.5%
Direct	471,801	501,867	(30,066)	(6.0)
Total	2,204,121	2,041,938	162,183	7.9
Financial Services	371,489	317,074	54,415	17.2
Other revenue	14,265	14,014	251	1.8
Total revenue	$2,589,875	$2,373,026	$216,849	9.1

Operating income	$180,868	$206,759	$(25,891)	(12.5)

Net income	$110,539	$123,105	$(12,566)	(10.2)

Earnings per diluted share	$1.54	$1.71	$(0.17)	(9.9)
Revenues presented in the table above are consistent with our presentation for total revenue as reported by segment. Revenues in the three months ended September 26, 2015, totaled $927 million, an increase of $41 million, or 4.6%, compared to the three months ended September 27, 2014. Total merchandise sales increased $25 million, or 3.3%, comparing the respective periods due to an increase of $39 million, or 6.5%, in Retail revenue. The increase in Retail revenue is from the addition of new retail stores, as our new retail store formats continue to generate higher sales per square foot compared to our legacy stores. The increase in Retail revenue from new retail stores was partially offset by a decrease in comparable store sales of $22 million. Direct revenue decreased $14 million, or 7.9%, in the three months ended September 26, 2015, compared to the three months ended September 27, 2014, due to decreases in each of our three major product categories comparing the respective periods, but primarily in the clothing and footwear product category, and in the hunting equipment product category mostly due to a shift in ammunition sales from the Direct segment to the Retail segment compared to the three months ended September 27, 2014, and expected cannibalization from new retail store growth.
Revenues in the nine months ended September 26, 2015, totaled $2.6 billion, an increase of $217 million, or 9.1%, compared to the nine months ended September 27, 2014. Total merchandise sales increased $162 million, or 7.9%, comparing the respective periods due to an increase in Retail revenue from new stores of $219 million. The increase in Retail revenue from new retail stores was partially offset by a decrease in comparable store sales of $32 million. Direct revenue decreased $30 million, or 6.0%, in the nine months ended September 26, 2015, compared to the nine months ended September 27, 2014, due to decreases in each of our three major product categories comparing the respective periods, but primarily in the hunting equipment product category mostly due to a shift in ammunition sales from the Direct segment to the Retail segment compared to the nine months ended September 27, 2014, and expected cannibalization from new retail store growth.
Financial Services revenue increased $15 million, or 13.3%, in the three months ended September 26, 2015, compared to the three months ended September 27, 2014, and $54 million, or 17.2%, for the nine months ended September 26, 2015, compared to the nine months ended September 27, 2014. These increases in Financial Services revenue were primarily due to increases in interest and fee income due to increases in credit card loans and the revolving rate and increases in interchange income due to increases in credit card purchases and the interchange rate. Partially offsetting these increases were increases in the provision for loan losses due primarily to growth in the average outstanding balance of credit card loans and increases in loan delinquencies.

Total operating income decreased $21 million, or 22.3%, in the three months ended September 26, 2015, compared to the three months ended September 27, 2014, and decreased $26 million, or 12.5%, in the nine months ended September 26, 2015, compared to the nine months ended September 27, 2014. Total operating income as a percentage of total revenue decreased 270 basis points and 170 basis points over the respective periods. The decreases in total operating income and total operating income as a percentage of total revenue were primarily attributable to increases in consolidated operating expenses comparing the respective periods and decreases in revenue from our Direct segment, partially offset by increases in revenue from our Retail and Financial Services segments.

Operating expenses increased in the three and nine months ended September 26, 2015, compared to the three and nine months ended September 27, 2014, primarily due to additional costs from increases in the number of new stores and costs in related support areas and due to a reduction in incentive compensation in the third quarter of fiscal 2014. During the three months ended September 26, 2015, we launched a major multi-year corporate restructuring project aimed at lowering the Company's operating expense base to increase our return on invested capital. In the three months ended September 26, 2015, we incurred a $5 million charge for severance and related benefits primarily attributable to a corporate office restructure and reduction in the number of personnel. We have also identified numerous other meaningful savings opportunities across the Company that are expected to result in a reduction of operating expenses as a percentage of total revenue by 75 to 150 basis points over the next three years. As we focus on expense management controls consistent with our multi-year corporate restructuring project, we plan to continue our omni-channel initiatives, our Cabela’s branded product investments, and our retail expansion, with current plans to open seven stores in 2016.

In addition to the Company's initiatives to reduce costs, we have begun a process to optimize the Company's balance sheet. As part of this process, we plan to reduce working capital and sell unproductive assets. The proceeds from this balance sheet initiative will be used to help fund the Company’s previously announced $500 million share repurchase program.

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

Improvements in these areas will also help to increase our return on invested capital, an important measure of how effectively we have used capital in our operations in generating cash flows, thereby creating value in our Company.

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

Our merchandise gross profit increased $3 million, or 1.1%, to $284 million in the three months ended September 26, 2015, compared to the three months ended September 27, 2014, and increased $35 million, or 4.7%, to $768 million in the nine months ended September 26, 2015, compared to the nine months ended September 27, 2014, primarily due to new retail store growth comparing the respective periods.

Our merchandise gross margin as a percentage of merchandise sales decreased 70 basis points to 35.6% in the three months ended September 26, 2015, compared to the three months ended September 27, 2014, and decreased 110 basis points to 34.9% in the nine months ended September 26, 2015, compared to the nine months ended September 27, 2014. The decrease in the three months ended September 26, 2015, compared to the respective 2014 period was primarily due to increased sales of lower margin hard goods, combined with lower sales in our higher margin soft goods, as well as a change in our markdown and pricing strategy in the third quarter of 2015 compared to the third quarter of 2014. None of these items listed disproportionately impacted the quarter over quarter change more than any other item.

The decrease in the nine months ended September 26, 2015, compared to the respective 2014 period was primarily due to increased sales of lower margin firearms, ammunition, and powersports products, combined with lower sales in our higher margin soft goods and apparel categories, as well as a change in our pricing strategy in the third quarter of 2015 compared to the third quarter of 2014. None of these items listed disproportionately impacted the year-to-date over year-to-date change more than any other item. The decrease in the nine months ended September 26, 2015, compared to the nine months ended September 27, 2014, was also impacted by an adjustment in the presentation of reimbursement between segments for certain promotional costs totaling $5 million, which had an impact of approximately 20 basis points, and increased sales discounts and markdowns, which had an impact of approximately 10 basis points. The effect of the reimbursement adjustment resulted in an increase in Financial Services revenue and an increase in merchandise cost of sales by the same amount.

Retail segment results for the three and nine months ended September 26, 2015, compared to the respective periods ended September 27, 2014, were as follows:

•	revenue increased $39 million, or 6.5%, and $192 million, or 12.5%, respectively;

•	operating income decreased $4 million, or 3.9%, and $11 million, or 4.2%, respectively;

•
operating income as a percentage of Retail segment revenue decreased 170 basis points to 16.4% quarter over quarter, and decreased 250 basis points to 14.4% comparing the respective nine month periods; and

•	comparable store sales on a consolidated basis decreased 4.2% and 2.3%, respectively, and for our United States locations decreased 3.3% and 1.1%, respectively.

At March 31, 2014, the total risk-based capital ratio of WFB exceeded 13%. Therefore, in accordance with our Intercompany Agreement, an additional license fee of $11 million was paid in April 2014 by the Financial Services segment to the Retail ($7 million) and Direct ($4 million) segments and was classified in selling, distribution, and administrative expenses. This additional license fee payment of $7 million to the Retail segment accounted for 40 basis points of the 250 basis points decrease in operating income as a percentage of Retail segment revenue over the respective nine month periods.
We opened 13 new retail stores in 2015, which consisted of approximately one million square feet of retail space. Our total retail square footage of 7.9 million equates to a growth of 15% over our total retail store square footage at the end of 2014, which was 6.9 million square feet. Our new format stores are more productive and generate higher sales per square foot and higher returns compared to our legacy stores, which helps to increase our return on invested capital. We expect that the planned openings of future stores will continue to generate a higher profit per square foot compared to our legacy store base. We currently expect to open seven new retail stores in 2016, or approximately 530,000 square feet of new retail space; and we are presently evaluating store locations and counts beyond 2016.

We expect to see more stores in smaller markets as we continue our pace of new store openings. The following communities have been announced as new store locations beyond 2015:

•
Short Pump, Virginia; Lexington, Kentucky; League City, Texas; Farmington, Utah; Centerville, Ohio; Avon, Ohio; Abbotsford, British Columbia, Canada; Gainesville, Virginia; Halifax, Nova Scotia, Canada; Ottawa, Ontario, Canada; Summerville, South Carolina; and Woodbury, New York.

In September 2015, we began operations in our new 600,000 square foot distribution center in Tooele, Utah, which will help to support our growth. We leased a 325,000 square foot distribution center in Tooele, Utah, through September 2015 while our new distribution center was under construction. In March 2015, we completed the transition to a third-party logistics provider for our distribution needs in Canada. Accordingly, we closed our distribution center in Winnipeg, Manitoba, in March 2015, and the third-party logistics provider now processes our Canada merchandise at a Calgary, Alberta, distribution center.

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

Direct segment results for the three and nine months ended September 26, 2015, compared to the three and nine months ended September 27, 2014, were as follows:

•	revenue decreased $14 million, or 7.9%, and $30 million, or 6.0%, respectively;

•	operating income decreased $4 million, or 19.8%, and $20 million, or 26.2%, respectively; and

•	operating income as a percentage of Direct segment revenue decreased 130 basis points to 9.1% quarter over quarter, and decreased 320 basis points to 11.8% comparing the respective nine month periods.
At March 31, 2014, the total risk-based capital ratio of WFB exceeded 13%. Therefore, in accordance with our Intercompany Agreement, an additional license fee of $11 million was paid in April 2014 by the Financial Services segment to the Retail ($7 million) and Direct ($4 million) segments and was classified in selling, distribution, and administrative expenses. This additional license fee payment of $4 million to the Direct segment accounted for 80 basis points of the 320 basis points decrease in operating income as a percentage of Direct segment revenue over the respective nine month periods.
The decrease in Direct revenue comparing the respective periods were due to decreases in each of our three major product categories, but primarily in the hunting equipment product category mostly due to a shift in ammunition sales from the Direct segment to the Retail segment, and expected cannibalization from new retail store growth.

Cabela's CLUB continues to manage credit card delinquencies and charge-offs below industry average by adhering to our conservative underwriting criteria and active account management. Comparing Cabela's CLUB results for the three and nine months ended September 26, 2015, to the three and nine months ended September 27, 2014:

•	Financial Services revenue increased $15 million, or 13.3%, and $54 million, or 17.2%, respectively;

•
the average number of active accounts increased 6.6% and 6.9%, respectively, to 1.9 million for both the three and nine month periods, and the average balance per active account increased $151 and $125, respectively;

•	the average balance of our credit card loans increased 13.9% and 13.0%, respectively, to $4.6 billion and $4.4 billion, respectively; and

•
net charge-offs as a percentage of average credit card loans increased 14 basis points to 1.70% quarter over quarter, and increased one basis point to 1.68% comparing the respective nine month periods.

During the nine months ended September 26, 2015, the Financial Services segment issued $352 million in certificates of deposit, completed two term securitizations totaling $775 million and increased a $225 million variable funding facility originally scheduled to mature in March 2015 to $300 million and extended its maturity date to March 2018.
Current Business Environment

Macroeconomic Environment – In 2014, and continuing through the first nine months of fiscal 2015, we experienced a challenging consumer environment across all business channels. To address these issues, we increased our promotional activity, adjusted our marketing spending, and implemented certain operating expense controls to levels consistent with how our business was performing. In addition, during the three months ended September 26, 2015, we launched a major multi-year corporate restructuring project aimed at lowering the Company's operating expenses. The Financial Services segment continues to monitor developments in the securitization and certificates of deposit markets to ensure adequate access to liquidity. We also expect our charge-off rates and delinquency levels to remain below industry averages.

Operations Review
The three months ended September 26, 2015, and September 27, 2014, each consisted of 13 weeks and the nine months ended September 26, 2015, and September 27, 2014, each consisted of 39 weeks. Our operating results expressed as a percentage of revenue were as follows for the periods presented.

	Three Months Ended		Nine Months Ended
	September 26, 2015	September 27, 2014	September 26, 2015	September 27, 2014

Revenue	100.00%	100.00%	100.00%	100.00%
Cost of revenue	55.53	55.59	55.37	55.12
Gross profit (exclusive of depreciation and amortization)	44.47	44.41	44.63	44.88

Selling, distribution, and administrative expenses	36.00	33.81	37.43	36.14
Impairment and restructuring charges	0.60	—	0.22	0.03
Operating income	7.87	10.60	6.98	8.71
Other income (expense):
Interest expense, net	(0.68)	(0.58)	(0.56)	(0.61)
Other income, net	0.15	0.10	0.20	0.17
Total other income (expense), net	(0.53)	(0.48)	(0.36)	(0.44)
Income before provision for income taxes	7.34	10.12	6.62	8.27
Provision for income taxes	2.62	4.04	2.35	3.08
Net income	4.72%	6.08%	4.27%	5.19%

Results of Operations - Three Months Ended September 26, 2015, Compared to September 27, 2014

Revenues
Retail revenue includes sales realized and customer services performed at our retail stores, sales from orders placed through our retail store Internet kiosks, and sales from customers utilizing our in-store pick-up program. Direct revenue includes Internet and call center (catalog) sales from orders placed through our website, over the phone, and by mail where the merchandise is shipped through our omni-channel fulfillment process to our customers at locations of their choice. Retail and Direct revenue also includes sales from the redemption of loyalty points earned by Cabela's CLUB Visa cardholders of our Financial Services segment. Financial Services revenue is comprised of interest and fee income, interchange income, other non-interest income, interest expense, provision for loan losses, and customer rewards costs from our credit card operations. Other revenue sources include the value of unredeemed points earned that are associated with the Company's loyalty rewards programs for Cabela's CLUB issued credit cards, net of the estimated costs of the points; fees for our hunting and fishing outfitter services; fees for our full-service travel agency business; real estate rental income and land sales; and other complementary business services.
Our retail stores are included in our distribution network through the omni-channel fulfillment process. Therefore, we ship products to our customers from both our distribution centers and our retail stores, so customers who order through our call centers or website are no longer solely dependent upon the stock we have in our distribution centers.
Comparisons and analysis of our revenues are presented below for the three months ended:

	September 26, 2015		September 27, 2014		Increase (Decrease)	% Change
		%		%
	(Dollars in Thousands)

Retail	$637,790	68.8%	$598,686	67.6%	$39,104	6.5%
Direct	161,569	17.4	175,335	19.8	(13,766)	(7.9)
Financial Services	123,633	13.4	109,132	12.3	14,501	13.3
Other	3,531	0.4	2,849	0.3	682	23.9
Total	$926,523	100.0%	$886,002	100.0%	$40,521	4.6

Product Sales Mix – The following table sets forth the percentage of our merchandise revenue contributed by major product categories for our Retail and Direct segments and in total for the three months ended September 26, 2015, and September 27, 2014.

	Retail		Direct		Total
	2015	2014	2015	2014	2015	2014

Hunting Equipment	48.5%	48.6%	43.0%	43.4%	47.3%	47.3%
General Outdoors	32.7	30.7	32.6	30.4	32.7	30.6
Clothing and Footwear	18.8	20.7	24.4	26.2	20.0	22.1
Total	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
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

Retail Revenue – Retail revenue increased $39 million, or 6.5%, in the three months ended September 26, 2015, compared to the three months ended September 27, 2014, due to an increase of $60 million in revenue from the addition of new retail stores. Our new retail store formats continue to generate higher sales per square foot compared to our legacy stores.
The increase in Retail revenue from new retail stores was partially offset by a decrease in comparable store sales of $22 million. Comparable store sales and analysis are presented below for the three months ended:

	September 26, 2015	September 27, 2014	Increase (Decrease)	% Change
	(Dollars in Thousands)

Comparable stores sales on a consolidated basis	$507,631	$529,962	$(22,331)	(4.2)%
Comparable stores sales - United States stores only	479,530	495,923	(16,393)	(3.3)
Comparable stores sales on a constant currency basis (1)				(3.1)

(1) Reflects the elimination of fluctuations in foreign currency exchange rates.
Comparable store sales on a consolidated basis were lower overall in the clothing and footwear product category comparing the three months ended September 26, 2015, to the three months ended September 27, 2014, and were partially offset by increases in the general outdoors and hunting equipment product categories.
Direct Revenue – Direct revenue decreased $14 million, or 7.9%, in the three months ended September 26, 2015, compared to the three months ended September 27, 2014. The decrease in Direct revenue was due to decreases in each of our three major product categories comparing the respective periods, but primarily in the clothing and footwear product category, and in the hunting equipment product category mostly due to a shift in ammunition sales from the Direct segment to the Retail segment compared to the three months ended September 27, 2014, and expected cannibalization from new retail store growth.

Financial Services Revenue – The following table sets forth the components of Financial Services revenue for the three months ended:

	September 26, 2015	September 27, 2014	Increase (Decrease)	% Change
	(Dollars in Thousands)

Interest and fee income	$124,940	$103,333	$21,607	20.9%
Interest expense	(18,198)	(16,155)	2,043	12.6
Provision for loan losses	(28,152)	(19,088)	9,064	47.5
Net interest income, net of provision for loan losses	78,590	68,090	10,500	15.4
Non-interest income:
Interchange income	101,249	93,817	7,432	7.9
Other non-interest income	826	999	(173)	(17.3)
Total non-interest income	102,075	94,816	7,259	7.7
Less: Customer rewards costs	(57,032)	(53,774)	3,258	6.1
Financial Services revenue	$123,633	$109,132	$14,501	13.3
Financial Services revenue increased $15 million, or 13.3%, for the three months ended September 26, 2015, compared to the three months ended September 27, 2014. The increase in interest and fee income of $22 million was due to increases in credit card loans and the revolving rate. The increase in interchange income of $7 million was due to increases in credit card purchases and the interchange rate. The increase in the provision for loan losses of $9 million was due to growth in the average outstanding balance of credit card loans and an increase in loan delinquencies.

The following table sets forth the components of Financial Services revenue as a percentage of average total credit card loans, including any accrued interest and fees, for the three months ended:

	September 26, 2015	September 27, 2014

Interest and fee income	10.9%	10.3%
Interest expense	(1.6)	(1.6)
Provision for loan losses	(2.5)	(1.9)
Interchange income	8.9	9.4
Other non-interest income	0.1	0.1
Customer rewards costs	(5.0)	(5.4)
Financial Services revenue	10.8%	10.9%

Key statistics reflecting the performance of Cabela's CLUB are shown in the following chart for the three months ended:

	September 26, 2015	September 27, 2014	Increase (Decrease)	% Change
	(Dollars in Thousands Except Average Balance per Active Account )

Average balance of credit card loans (1)	$4,570,087	$4,013,989	$556,098	13.9%
Average number of active credit card accounts	1,940,307	1,820,924	119,383	6.6
Average balance per active credit card account (1)	$2,355	$2,204	$151	6.9
Purchases on credit card accounts, net	$5,201,712	$4,896,108	$305,604	6.2
Net charge-offs on credit card loans (1)	$19,375	$15,621	$3,754	24.0
Net charge-offs as a percentage of average credit card loans (1)	1.70%	1.56%	0.14%

(1) Includes accrued interest and fees
The average balance of credit card loans increased to $4.6 billion, or 13.9%, for the three months ended September 26, 2015, compared to the three months ended September 27, 2014, due to an increase in the number of active accounts and the average balance per account. We define an active credit card account as any account with an outstanding debit or credit balance at the end of any respective month. The average number of active accounts increased to 1.9 million, or 6.6%, compared to the three months ended September 27, 2014, due to our successful marketing efforts in new account acquisitions. Net charge-offs as a percentage of average credit card loans increased to 1.70% for the three months ended September 26, 2015, up 14 basis points compared to the three months ended September 27, 2014, due to an increase in delinquencies and a decrease in payment rates compared to the third quarter of 2014, partially offset by improvements in recovery rates. See “Asset Quality of Cabela's CLUB” in this report for additional information on trends in delinquencies and non-accrual loans and analysis of our allowance for loan losses.

Other Revenue

Other revenue was $4 million and $3 million in the three months ended September 26, 2015, and September 27, 2014, respectively.

Merchandise Gross Profit

Merchandise gross profit is defined as merchandise sales, including shipping fees charged to customers, less the costs of related merchandise sold and shipping costs. Comparisons of merchandise gross profit and merchandise gross profit as a percentage of merchandise sales for our operations, year over year, and to the retail industry in general, are impacted by:

•	retail store, distribution, and warehousing costs (including depreciation and amortization), which we exclude from our cost of revenue;

•	royalty fees we include in merchandise sales for which there are no costs of revenue;

•	customer service related revenue we include in merchandise sales for which there are no costs of revenue; and

•	shipping costs we include in cost of revenue.
Comparisons and analysis of our merchandise gross profit on merchandise sales are presented below for the three months ended:

	September 26, 2015	September 27, 2014	Increase (Decrease)	% Change
	(Dollars in Thousands)

Merchandise sales	$798,455	$773,438	$25,017	3.2%
Merchandise gross profit	283,961	280,946	3,015	1.1
Merchandise gross profit as a percentage of merchandise sales	35.6%	36.3%	(0.7)%

 Merchandise Gross Profit – Our merchandise gross profit increased $3 million, or 1.1%, to $284 million in the three months ended September 26, 2015, compared to the three months ended September 27, 2014, primarily due to new retail store growth.

Our merchandise gross profit as a percentage of merchandise sales decreased 70 basis points to 35.6% in the three months ended September 26, 2015, compared to the three months ended September 27, 2014. This decrease was primarily due to increased sales of lower margin hard goods, combined with lower sales in our higher margin soft goods, as well as a a change in our markdown and pricing strategy in the third quarter of 2015 compared to 2014. None of these items listed disproportionately impacted the quarter over quarter change more than any other item.

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

Comparisons and analysis of our selling, distribution, and administrative expenses are presented below for the three months ended:

	September 26, 2015	September 27, 2014	Increase (Decrease)	% Change
	(Dollars in Thousands)

Selling, distribution, and administrative ("SD&A") expenses	$333,497	$299,587	$33,910	11.3%
SD&A expenses as a percentage of total revenue	36.0%	33.8%	2.2%
Retail store pre-opening costs	$5,712	$7,821	$(2,109)	(27.0)

Selling, distribution, and administrative expenses increased $34 million, or 11.3%, in the three months ended September 26, 2015, compared to the three months ended September 27, 2014, and increased 220 basis points to 36.0% as a percentage of total revenue. Selling, distribution, and administrative expenses increased primarily due to additional costs from increases in the number of new stores and costs in related support areas and due to a reduction in incentive compensation in the third quarter of fiscal 2014. In the three months ended September 26, 2015, we incurred a $5 million charge for severance and related benefits (which was included in impairment and restructuring charges in the condensed consolidated statements of income) primarily attributable to a corporate office restructure and reduction in the number of personnel. In addition to this reduction in the number of corporate personnel, we continue to focus on expense management throughout the Company and have identified several expense reduction opportunities that we have implemented or are in the process of implementing that should benefit operating income in the fourth quarter of fiscal 2015 and continue to benefit operating income in upcoming periods.
The most significant factors contributing to the changes in selling, distribution, and administrative expenses in the three months ended September 26, 2015, compared to the three months ended September 27, 2014, included:

•
an increase of $24 million in employee compensation, benefits, and contract labor primarily due to increases in the number of new stores and costs in related support areas and due to a reduction in incentive compensation in the third quarter of fiscal 2014; and

•
an increase of $10 million in building costs and depreciation primarily due to additional costs from increases in the number of new stores and the operations and maintenance of our existing retail stores and corporate offices.

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

Corporate Overhead, Distribution Centers, and Other:

•
An increase of $17 million in employee compensation, benefits, and contract labor primarily due to expansion of our distribution network to support our Direct and Retail segments and an increase in incentive compensation.

•	An increase of $2 million in building costs primarily related to the operations and maintenance of our corporate office to support operational growth.

Impairment and Restructuring Charges

We evaluate the recoverability of economic development bonds, property (including existing store locations and future retail store sites), equipment, goodwill, other property, and other intangibles whenever indicators of impairment exist. In the three months ended September 26, 2015, we recognized an impairment loss of $0.2 million on a parcel of unimproved land based on the property's appraised value. This impairment was recognized in the Corporate Overhead and Other segment. We did not recognize any impairment during the three months ended September 27, 2014.
In the three months ended September 26, 2015, we also incurred charges totaling $5 million for severance and related benefits primarily attributable to a corporate office restructure and reduction in the number of personnel. These charges were recognized in the Corporate Overhead and Other segment.

Operating Income

Operating income is revenue less cost of revenue; selling, distribution, and administrative expenses; and impairment and restructuring charges. Operating income for our merchandise business segments excludes costs associated with operating expenses of distribution centers, procurement activities, and other corporate overhead costs.
Comparisons and analysis of operating income are presented below for the three months ended:

	September 26, 2015	September 27, 2014	Increase (Decrease)	% Change
	(Dollars in Thousands)

Total operating income	$72,945	$93,915	$(20,970)	(22.3)%
Total operating income as a percentage of total revenue	7.9%	10.6%	(2.7)%

Operating income by business segment:
Retail	$104,307	$108,552	$(4,245)	(3.9)
Direct	14,628	18,236	(3,608)	(19.8)
Financial Services	40,503	28,158	12,345	43.8

Operating income as a percentage of segment revenue:
Retail	16.4%	18.1%	(1.7)%
Direct	9.1	10.4	(1.3)
Financial Services	34.2	27.0	7.2
Total operating income decreased $21 million, or 22.3%, in the three months ended September 26, 2015, compared to the three months ended September 27, 2014, and total operating income as a percentage of revenue decreased 270 basis points to 7.9% in the three months ended September 26, 2015. The decreases in total operating income and total operating income as a percentage of total revenue were primarily attributable to increases in consolidated operating expenses comparing the respective periods and decreases in revenue from our Direct segment, partially offset by increases in revenue from our Retail and Financial Services segments. Operating expenses increased primarily due to additional costs from increases in the number of new stores and costs in related support areas and due to a reduction in incentive compensation in the third quarter of fiscal 2014.

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

Total fees paid under the Intercompany Agreement by the Financial Services segment to these two segments increased $2 million in the three months ended September 26, 2015, compared to the three months ended September 27, 2014; a $2 million increase to the Retail segment and no change to the Direct segment.

Interest (Expense) Income, Net

Interest expense, net of interest income, was $6 million in the three months ended September 26, 2015, compared to $5 million in the three months ended September 27, 2014. We incur interest expense on our revolving credit facilities, our long-term debt, and on the balance of unrecognized tax benefits. The amount of interest capitalized increased $1 million comparing the respective periods primarily due to the increase in our number of new stores, our new corporate facility, and the distribution center in Tooele, Utah. However, the increase in the amount of interest capitalized comparing the respective periods was offset due to additional interest expense recognized in the three months ended September 26, 2015, due to the issuance of the new unsecured notes for $250 million in August 2015 and higher outstanding balances on our revolving credit facility during the three months ended September 26, 2015, compared to the three months ended September 27, 2014.

Other Non-Operating Income, Net

Other non-operating income was $1 million in both the three months ended September 26, 2015, and the three months ended September 27, 2014. This income is primarily from interest earned on our economic development bonds.

Provision for Income Taxes

Our effective tax rate was 35.8% for the three months ended September 26, 2015, compared to 40.0% for the three months ended September 27, 2014. The decrease in our effective tax rate comparing the respective periods was primarily due to decreases in our effective tax rate related to tax adjustments attributable to changes in the mix of taxable income between the United States and foreign tax jurisdictions and other valuation allowances. These decreases in our effective tax rate were partially offset by an increase in a deferred tax asset valuation allowance related to Canada taxable net operating losses. The balance of unrecognized tax benefits totaled $115 million at September 26, 2015, with $46 million classified in accrued expenses and other liabilities and $69 million in long-term liabilities in our condensed consolidated balance sheet, compared to a total of $79 million at September 27, 2014, classified in other long-term liabilities.

Results of Operations - Nine Months Ended September 26, 2015, Compared to September 27, 2014

Revenues

Comparisons and analysis of our revenues are presented below for the nine months ended:

	September 26, 2015		September 27, 2014		Increase (Decrease)	% Change
		%		%
	(Dollars in Thousands)

Retail	$1,732,320	66.9%	$1,540,071	64.9%	$192,249	12.5%
Direct	471,801	18.2	501,867	21.1	(30,066)	(6.0)
Financial Services	371,489	14.3	317,074	13.4	54,415	17.2
Other	14,265	0.6	14,014	0.6	251	1.8
Total	$2,589,875	100.0%	$2,373,026	100.0%	$216,849	9.1
Product Sales Mix – The following table sets forth the percentage of our merchandise revenue contributed by major product categories for our Retail and Direct segments and in total for the nine months ended September 26, 2015, and September 27, 2014.

	Retail		Direct		Total
	2015	2014	2015	2014	2015	2014

Hunting Equipment	46.8%	46.9%	37.3%	38.7%	44.7%	44.8%
General Outdoors	34.6	33.1	37.4	35.6	35.2	33.8
Clothing and Footwear	18.6	20.0	25.3	25.7	20.1	21.4
Total	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
Retail Revenue – Retail revenue increased $192 million, or 12.5%, in the nine months ended September 26, 2015, compared to the nine months ended September 27, 2014, primarily due to an increase of $219 million in revenue from the addition of new retail stores. Our new retail store formats continue to generate higher sales per square foot compared to our legacy stores.

The increase in Retail revenue from new retail stores was partially offset by a decrease in comparable store sales of $32 million. Comparable store sales and analysis are presented below for the nine months ended:

	September 26, 2015	September 27, 2014	Increase (Decrease)	% Change
	(Dollars in Thousands)

Comparable stores sales on a consolidated basis	$1,369,213	$1,401,172	$(31,959)	(2.3)%
Comparable stores sales - United States stores only	1,301,689	1,316,540	(14,851)	(1.1)
Comparable stores sales on a constant currency basis (1)				(1.5)

(1) Reflects the elimination of fluctuations in foreign currency exchange rates.
Comparable store sales on a consolidated basis were lower in the clothing and footwear product category comparing the nine months ended September 26, 2015, to the nine months ended September 27, 2014, and were partially offset by an increase in the general outdoors product category. Comparable store sales in the hunting equipment product category were relatively flat comparing the nine month periods.
Direct Revenue – Direct revenue decreased $30 million, or 6.0%, in the nine months ended September 26, 2015, compared to the nine months ended September 27, 2014. The decrease in Direct revenue was due to decreases in each of our three major product categories comparing the respective periods, but primarily in the hunting equipment product category mostly due to a shift in ammunition sales from the Direct segment to the Retail segment compared to the nine months ended September 27, 2014, and expected cannibalization from new retail store growth.

Financial Services Revenue – The following table sets forth the components of Financial Services revenue for the nine months ended:

	September 26, 2015	September 27, 2014	Increase (Decrease)	% Change
	(Dollars in Thousands)

Interest and fee income	$349,833	$292,204	$57,629	19.7%
Interest expense	(50,628)	(47,845)	2,783	5.8
Provision for loan losses	(57,213)	(42,116)	15,097	35.8
Net interest income, net of provision for loan losses	241,992	202,243	39,749	19.7
Non-interest income:
Interchange income	287,452	267,756	19,696	7.4
Other non-interest income	2,329	2,621	(292)	(11.1)
Total non-interest income	289,781	270,377	19,404	7.2
Less: Customer rewards costs	(160,284)	(155,546)	4,738	3.0
Financial Services revenue	$371,489	$317,074	$54,415	17.2
Financial Services revenue increased $54 million, or 17.2%, for the nine months ended September 26, 2015, compared to the nine months ended September 27, 2014. The increase in interest and fee income of $58 million was due to increases in credit card loans and the revolving rate. The increase in interchange income of $20 million was due to increases in credit card purchases and the interchange rate. The increase in the provision for loan losses of $15 million was due primarily to growth in the average outstanding balance of credit card loans and an increase in loan delinquencies.

The following table sets forth the components of Financial Services revenue as a percentage of average total credit card loans, including any accrued interest and fees, for the nine months ended:

	September 26, 2015	September 27, 2014

Interest and fee income	10.7%	10.1%
Interest expense	(1.5)	(1.7)
Provision for loan losses	(1.8)	(1.5)
Interchange income	8.8	9.3
Other non-interest income	0.1	0.1
Customer rewards costs	(4.9)	(5.4)
Financial Services revenue	11.4%	10.9%
Key statistics reflecting the performance of Cabela's CLUB are shown in the following chart for the nine months ended:

	September 26, 2015	September 27, 2014	Increase (Decrease)	% Change
	(Dollars in Thousands Except Average Balance per Active Account )

Average balance of credit card loans (1)	$4,364,535	$3,860,956	$503,579	13.0%
Average number of active credit card accounts	1,909,881	1,787,421	122,460	6.9
Average balance per active credit card account (1)	$2,285	$2,160	$125	5.8
Purchases on credit card accounts, net	$14,750,111	$13,927,369	$822,742	5.9
Net charge-offs on credit card loans (1)	$54,888	$48,404	$6,484	13.4
Net charge-offs as a percentage of average credit card loans (1)	1.68%	1.67%	0.01%

(1) Includes accrued interest and fees
The average balance of credit card loans increased to $4.4 billion, or 13.0%, for the nine months ended September 26, 2015, compared to the nine months ended September 27, 2014, due to increases in the number of active accounts and the average balance per account. We define an active credit card account as any account with an outstanding debit or credit balance at the end of any respective month. The average number of active accounts increased to 1.9 million, or 6.9%, compared to the nine months ended September 27, 2014, due to our successful marketing efforts in new account acquisitions. Net charge-offs as a percentage of average credit card loans increased to 1.68% for the nine months ended September 26, 2015, up one basis point compared to the nine months ended September 27, 2014, primarily due to an increase in revolving rates and a decrease in payment rates, partially offset by improvements in recovery rates. See “Asset Quality of Cabela's CLUB” in this report for additional information on trends in delinquencies and non-accrual loans and analysis of our allowance for loan losses.

Other Revenue

Other revenue was $16 million and $15 million in the nine months ended September 26, 2015 and September 27, 2014, respectively.

Merchandise Gross Profit

Comparisons and analysis of our merchandise gross profit on merchandise sales are presented below for the nine months ended:

	September 26, 2015	September 27, 2014	Increase (Decrease)	% Change
	(Dollars in Thousands)

Merchandise sales	$2,202,177	$2,040,501	$161,676	7.9%
Merchandise gross profit	768,470	733,916	34,554	4.7
Merchandise gross profit as a percentage of merchandise sales	34.9%	36.0%	(1.1)%
Our merchandise gross profit increased $35 million, or 4.7%, to $768 million in the nine months ended September 26, 2015, compared to the nine months ended September 27, 2014, primarily due to new retail store growth.
Our merchandise gross margin as a percentage of merchandise sales decreased 110 basis points to 34.9% in the nine months ended September 26, 2015, compared to the nine months ended September 27, 2014. This decrease was primarily due to increased sales of lower margin firearms, ammunition, and powersports products, combined with lower sales in our higher margin soft goods and apparel categories, as well as a change in our pricing strategy in the third quarter of 2015 compared to the third quarter of 2014. None of these items listed disproportionately impacted the year-to-date over year-to-date change more than any other item. The decrease was also impacted by an adjustment in the presentation of reimbursement between segments for certain promotional costs totaling $5 million, which had an impact of approximately 20 basis points, and increased sales discounts and markdowns, which had an impact of approximately 10 basis points. The effect of the reimbursement adjustment resulted in an increase in Financial Services revenue and an increase in merchandise cost of sales by the same amount. This presentation, which has been ongoing since the second quarter of 2014, had no impact on consolidated operating income or earnings per diluted share.
Selling, Distribution, and Administrative Expenses

Comparisons and analysis of our selling, distribution, and administrative expenses are presented below for the nine months ended:

	September 26, 2015	September 27, 2014	Increase (Decrease)	% Change
	(Dollars in Thousands)

SD&A expenses	$969,493	$857,643	$111,850	13.0%
SD&A expenses as a percentage of total revenue	37.4%	36.1%	1.4%
Retail store pre-opening costs	$20,613	$20,896	$(283)	(1.4)

Selling, distribution, and administrative expenses increased $112 million, or 13.0%, in the nine months ended September 26, 2015, compared to the nine months ended September 27, 2014, and increased 140 basis points to 37.4% as a percentage of total revenue. Selling, distribution, and administrative expenses increased primarily due to additional costs from increases in the number of new stores and costs in related support areas and due to a reduction in incentive compensation in the third quarter of fiscal 2014. In the three months ended September 26, 2015, we incurred a $5 million charge for severance and related benefits (which was included in impairment and restructuring charges in the condensed consolidated statements of income) primarily attributable to a corporate office restructure and reduction in the number of personnel. In addition to this reduction in the number of corporate personnel, we continue to focus on expense management throughout the Company and have identified several expense reduction opportunities that we have implemented or are in the process of implementing that should benefit operating income in the fourth quarter of fiscal 2015 and continue to benefit operating income in upcoming periods.
The most significant factors contributing to the changes in selling, distribution, and administrative expenses in the nine months ended September 26, 2015, compared to the nine months ended September 27, 2014, included:

•
an increase of $75 million in employee compensation, benefits, and contract labor primarily due to increases in the number of new stores and costs in related support areas and due to a reduction in incentive compensation in the third quarter of fiscal 2014; and

•
an increase of $29 million in building costs and depreciation primarily due to additional costs from increases in the number of new stores and the operations and maintenance of our existing retail stores and corporate offices.

Significant changes in our consolidated selling, distribution, and administrative expenses related to specific business segments included:
Retail Segment:

•	An increase of $32 million in employee compensation, benefits, and contract labor primarily due to the opening of new retail stores.

•	An increase of $24 million in building costs and depreciation primarily related to the operations and maintenance of our new and existing retail stores.

Financial Services Segment:

•	An increase of $6 million in employee compensation, benefits, and contract labor to support the growth of credit card operations.

Corporate Overhead, Distribution Centers, and Other:

•
An increase of $36 million in employee compensation, benefits, and contract labor primarily due to expansion of our distribution network to support our Direct and Retail segments and an increase in incentive compensation.

•	An increase of $4 million in building costs primarily related to the operations and maintenance of our corporate office to support operational growth.

Impairment and Restructuring Charges
We evaluate the recoverability of economic development bonds, property (including existing store locations and future retail store sites), equipment, goodwill, other property, and other intangibles whenever indicators of impairment exist. In the nine months ended September 26, 2015, we recognized an impairment loss of $0.2 million on a parcel of unimproved land based on the property's appraised value. This impairment was recognized in the Corporate Overhead and Other segment. We did not recognize any impairment during the nine months ended September 27, 2014.
In the three months ended September 26, 2015, we also incurred charges totaling $5 million for severance and related benefits primarily attributable to a corporate office restructure and reduction in the number of personnel. These charges were recognized in the Corporate Overhead and Other segment.

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
Operating Income

Comparisons and analysis of operating income are presented below for the nine months ended:

	September 26, 2015	September 27, 2014	Increase (Decrease)	% Change
	(Dollars in Thousands)

Total operating income	$180,868	$206,759	$(25,891)	(12.5)%
Total operating income as a percentage of total revenue	7.0%	8.7%	(1.7)%

Operating income by business segment:
Retail	$249,691	$260,656	$(10,965)	(4.2)
Direct	55,668	75,429	(19,761)	(26.2)
Financial Services	134,890	84,847	50,043	59.0

Operating income as a percentage of segment revenue:
Retail	14.4%	16.9%	(2.5)%
Direct	11.8	15.0	(3.2)
Financial Services	37.8	27.6	10.2
Total operating income decreased $26 million, or 12.5%, in the nine months ended September 26, 2015, compared to the nine months ended September 27, 2014, and total operating income as a percentage of total revenue decreased 170 basis points in the nine months ended September 26, 2015. The decreases in total operating income and total operating income as a percentage of total revenue were primarily attributable to increases in consolidated operating expenses comparing the respective periods and decreases in revenue from our Direct segment, partially offset by increases in revenue from our Retail and Financial Services segments. Operating expenses increased primarily due to additional costs from increases in the number of new stores and costs in related support areas and due to a reduction in incentive compensation in the third quarter of fiscal 2014.
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

Also, if the total risk-based capital ratio of WFB is greater than 13% at any quarter end, the Financial Services segment must pay an additional license fee to the Retail and Direct business segments equal to 50% of the amount that the total risk-based capital ratio exceeds 13%. At September 30, 2015, and the end of each calendar quarter in 2015, the total risk-based capital ratio of WFB did not exceed this 13% threshold, so no additional license fee was paid. At March 31, 2014, the total risk-based capital ratio of WFB exceeded 13%. Therefore, in accordance with our Intercompany Agreement, an additional license fee of $11 million was paid in April 2014 by the Financial Services segment to the Retail ($7 million) and Direct ($4 million) segments and was classified in selling, distribution, and administrative expenses. Comparing the changes in operating income as a percentage of segment revenue in the nine months ended September 26, 2015, to the nine months ended September 27, 2014, this additional license fee payment of $11 million to our segments accounted for:

•0.4% of the 2.5% decrease for the Retail segment,
•0.8% of the 3.2% decrease for the Direct segment, and
•3.6% of the 10.2% increase for the Financial Services segment.

Total fees paid under the Intercompany Agreement by the Financial Services segment to these two segments decreased $3 million in the nine months ended September 26, 2015, compared to the nine months ended September 27, 2014; a $4 million increase to the Retail segment and a $7 million decrease to the Direct segment. This net decrease was primarily related to the payment of the aforementioned additional license fee of $11 million in April 2014 by the Financial Services segment.

Interest (Expense) Income, Net

Interest expense, net of interest income, was $15 million in the nine months ended September 26, 2015, compared to $14 million in the nine months ended September 27, 2014. The amount of interest capitalized increased $3 million comparing the respective periods primarily due to the increase in our number of new stores, our new corporate facility, and the distribution center in Tooele, Utah. However, the increase in the amount of interest capitalized comparing the respective periods was offset due to additional interest expense recognized in the nine months ended September 26, 2015, associated with our uncertain tax positions and due to the issuance of the new unsecured notes for $250 million in August 2015 and higher outstanding balances on our revolving credit facility during the nine months ended September 26, 2015, compared to the nine months ended September 27, 2014.

Other Non-Operating Income, Net
Other non-operating income was $5 million in the nine months ended September 26, 2015, compared to $4 million in the nine months ended September 27, 2014.

Provision for Income Taxes
Our effective tax rate was 35.5% for the nine months ended September 26, 2015, compared to 37.3% for the nine months ended September 27, 2014. The decrease in our effective tax rate comparing the respective periods was primarily due to a decrease in our effective tax rate related to tax adjustments attributable to changes in the mix of taxable income between the United States and foreign tax jurisdictions and completion of a retroactive research and development tax credit study during the nine months ended September 26, 2015. These decreases in our effective tax rate were partially offset by increases in unrecognized tax benefits and a deferred tax asset valuation allowance related to Canada taxable net operating losses.

Asset Quality of Cabela's CLUB

Delinquencies and Non-Accrual

We use the scores of Fair Isaac Corporation ("FICO"), a widely-used metric for assessing an individual's credit rating, as the primary credit quality indicator. The median FICO score of our credit cardholders was 795 at September 26, 2015, December 27, 2014, and September 27, 2014.

The following table reports delinquencies, including any delinquent non-accrual and restructured credit card loans, as a percentage of our credit card loans, including any accrued interest and fees, in a manner consistent with our monthly external reporting at the periods ended:

	September 26, 2015	December 27, 2014	September 27, 2014
Number of days delinquent:
Greater than 30 days	0.79%	0.68%	0.70%
Greater than 60 days	0.47	0.41	0.42
Greater than 90 days	0.25	0.22	0.22
The table below shows delinquent, non-accrual, and restructured loans as a percentage of our credit card loans, including any accrued interest and fees, at the periods ended:

	September 26, 2015	December 27, 2014	September 27, 2014
Number of days delinquent and still accruing (excludes non-accrual and restructured loans which are presented below):
Greater than 30 days	0.69%	0.58%	0.60%
Greater than 60 days	0.41	0.35	0.36
Greater than 90 days	0.21	0.19	0.19

Non-accrual	0.13	0.11	0.13
Restructured	0.62	0.69	0.79

Allowance for Loan Losses and Charge-offs
The following table shows the activity in our allowance for loan losses and charge-off activity for the periods presented:

	Three Months Ended		Nine Months Ended
	September 26, 2015	September 27, 2014	September 26, 2015	September 27, 2014
	(Dollars in Thousands)

Balance, beginning of period	$54,742	$47,350	$56,572	$53,110
Provision for loan losses	28,152	19,088	57,213	42,116

Charge-offs	(21,928)	(18,010)	(65,043)	(56,630)
Recoveries	4,996	4,272	17,220	14,104
Net charge-offs	(16,932)	(13,738)	(47,823)	(42,526)
Balance, end of period	$65,962	$52,700	$65,962	$52,700

Net charge-offs on credit card loans	$(16,932)	$(13,738)	$(47,823)	$(42,526)
Charge-offs of accrued interest and fees (recorded as a reduction in interest and fee income)	(2,443)	(1,883)	(7,065)	(5,878)
Total net charge-offs including accrued interest and fees	$(19,375)	$(15,621)	$(54,888)	$(48,404)

Net charge-offs, including accrued interest and fees, as a percentage of average credit card loans, including accrued interest and fees	1.70%	1.56%	1.68%	1.67%
For the nine months ended September 26, 2015, net charge-offs as a percentage of average credit card loans increased to 1.68%, up one basis point compared to 1.67% for the nine months ended September 27, 2014. Our charge-off levels remain well below industry averages. Net charge-offs as a percentage of average credit card loans increased comparing the respective nine month periods primarily due to an increase in revolving rates and a decrease in payment rates, partially offset by improvements in recovery rates.

Liquidity and Capital Resources
 Overview
Our Retail and Direct segments and our Financial Services segment have significantly differing liquidity and capital needs. We believe that we will have sufficient capital available from cash on hand, our revolving credit facility, and other borrowing sources to fund our cash requirements and near-term growth plans for at least the next 12 months. At September 26, 2015, December 27, 2014, and September 27, 2014, cash on a consolidated basis totaled $83 million, $143 million, and $365 million, respectively, of which $45 million, $49 million, and $304 million, respectively, was cash at the Financial Services segment which is utilized to meet this segment's liquidity requirements. We evaluate the credit markets for securitizations and certificates of deposit to determine the most cost effective source of funds for the Financial Services segment. During 2015, the Financial Services segment has issued certificates of deposit and term securitizations as well as utilized variable funding facilities. We believe that these liquidity sources are sufficient to fund the Financial Services segment's foreseeable cash requirements, including maturities, and near-term growth plans.
As of September 26, 2015, cash and cash equivalents held by our foreign subsidiaries totaled $30 million. Our intent is to permanently reinvest these funds outside the United States for capital expansion. The Company has not provided United States income taxes and foreign withholding taxes on the portion of undistributed earnings of foreign subsidiaries that the Company considers to be indefinitely reinvested outside of the United States as of the end of year 2014. If these foreign earnings were to be repatriated in the future, the related United States tax liability may be reduced by any foreign income taxes previously paid on these earnings. As of the year ended 2014, the cumulative amount of earnings upon which United States income taxes have not been provided was approximately $166 million. If those earnings were not considered indefinitely invested, the Company estimates that an additional income tax expense of approximately $33 million would be recorded. Based on the Company's current projected capital needs and the current amount of cash and cash equivalents held by our foreign subsidiaries, we do not anticipate incurring any material tax costs beyond our accrued tax position in connection with any repatriation, but we may be required to accrue for unanticipated additional tax costs in the future if our expectations or the amount of cash held by our foreign subsidiaries change.
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
Our unsecured $775 million revolving credit facility and unsecured senior notes contain certain financial covenants, including the maintenance of minimum debt coverage, a fixed charge coverage ratio, a leverage ratio, and a minimum consolidated net worth standard. In the event that we failed to comply with these covenants, a default would trigger and all principal and outstanding interest would immediately be due and payable. At September 26, 2015, and September 27, 2014, we were in compliance with all financial covenants under our credit agreements and unsecured notes. We anticipate that we will continue to be in compliance with all financial covenants under our credit agreements and unsecured notes through at least the next 12 months.

On August 4, 2015, we entered into a note purchase agreement with various purchasers allowing us to issue and sell an aggregate of $550 million principal amount of senior unsecured notes in a private placement to certain accredited investors. On August 4, 2015, we issued and sold under this note purchase agreement $250 million of senior unsecured notes with $100 million principal at 3.23% due August 4, 2020, $122 million principal at 3.70% due August 4, 2022, and $28 million principal at 4.01% due August 4, 2025. Interest on these notes is payable semi-annually. We also agreed under the note purchase agreement to issue and sell an additional $300 million of senior unsecured notes in December 2015 with $128 million principal at 3.82% scheduled to be due December 3, 2022, and $172 million principal at 4.11% scheduled to be due December 3, 2025. We intend to use the proceeds from this sale for general corporate purposes and to repay our existing unsecured notes for $215 million due February 27, 2016.

We have an unsecured $20 million Canadian ("CAD") revolving credit facility for our operations in Canada. Borrowings are payable on demand with interest payable monthly. The credit facility permits the issuance of letters of credit up to $10 million CAD in the aggregate, which reduce the overall credit limit available under the credit facility.
In April 2015, we announced our intent to repurchase up to 2,000,000 shares of our common stock in open market transactions through February 2016. We completed the repurchase of our common stock under this authorization in August 2015 at a total cost of $100 million.
On September 1, 2015, we announced that our Board of Directors approved a share repurchase program authorizing the Company to repurchase up to $500 million of its common stock over a two-year period. This authorization is in addition to the 2,000,000 share repurchase authorization approved in April 2015 and the standing annual authorization to repurchase shares to offset dilution resulting from equity-based awards issued under the Company’s equity compensation plans. The timing and volume of share repurchases may be executed by the Company on a discretionary basis, or pursuant to trading plans, or other arrangements. Any share repurchase under this program may be made in the open market, in privately negotiated transactions, or otherwise. This share repurchase program does not obligate us to repurchase any outstanding shares of our common stock, and the program may be limited or terminated at any time. There is no guarantee as to the exact number of shares that we will repurchase. Currently, we plan to repurchase up to $250 million of our common stock through fiscal 2015. Under this authorization, we repurchased 169,654 shares of our common stock at a total cost of $8 million during the three months ended September 26, 2015.
Financial Services Segment – The primary cash requirements of the Financial Services segment relate to the financing of credit card loans. These cash requirements will increase if our credit card originations increase or if our cardholders' balances or spending increase. The Financial Services segment sources operating funds in the ordinary course of business through various financing activities, which include funding obtained from securitization transactions, obtaining brokered and non-brokered certificates of deposit, borrowings under its federal funds purchase agreements, and generating cash from operations. During the nine months ended September 26, 2015, the Financial Services segment issued $352 million in certificates of deposit, completed two term securitizations totaling $775 million, and increased its $225 million variable funding facility originally scheduled to mature in March 2015 to $300 million and extended its maturity date to March 2018. The Trust has a term securitization of $255 million that is scheduled to mature in June 2016, which is expected to be funded from restricted cash generated from credit card operations of the Trust.
Operating, Investing, and Financing Activities
The following table presents changes in our cash and cash equivalents for the nine months ended:

	September 26, 2015	September 27, 2014
	(In Thousands)

Net cash provided by (used in) operating activities	$14,781	$(39,041)
Net cash used in investing activities	(309,674)	(478,740)
Net cash provided by financing activities	241,746	685,201

2015 versus 2014

Operating Activities – Cash provided by operating activities increased $54 million in the nine months ended September 26, 2015, compared to the nine months ended September 27, 2014, primarily due to net increases of $64 million in accounts payable and accrued expenses and other liabilities, and $15 million each in accounts receivable, depreciation and amortization, and provision for loan losses. Partially offsetting these increases was a change in cash expended of $24 million for inventories and a net decrease of $23 million in prepaid expenses and other current assets.

Investing Activities – Cash used in investing activities decreased $169 million in the nine months ended September 26, 2015, compared to the nine months ended September 27, 2014, primarily due to the use of $307 million in restricted cash of the Trust. Restricted cash of the Trust was used to repay $468 million of Series 2010-I and Series 2010-II notes in the nine months ended September 26, 2015, and totaled $37 million at September 26, 2015, compared to $335 million at December 27, 2014. Cash paid for property and equipment totaled $342 million in the nine months ended September 26, 2015, compared to $303 million in the nine months ended September 27, 2014. As of September 26, 2015, the Company estimated it had total cash commitments of approximately $338 million outstanding for projected expenditures related to the development, construction, and completion of new retail stores and expansion of our corporate offices. This amount excludes any estimated costs associated with new stores where the Company does not have a commitment as of September 26, 2015. We expect to fund these estimated capital expenditures over the next 12 months with cash generated from operations and borrowings. In addition, we had a net decrease in cash of $98 million related to our credit card loan activity from outside sources.

Financing Activities – Cash provided by financing activities decreased $443 million in the nine months ended September 26, 2015, compared to the nine months ended September 27, 2014. This net change in cash was primarily due to a decrease in net borrowings on secured obligations of the Trust by the Financial Services segment of $789 million. Our Series 2010-I and Series 2010-II notes totaling $468 million were repaid in the nine months ended September 26, 2015, using restricted cash of the Trust, secured variable funding obligations totaling $480 million of the Trust were repaid, and $45 million in variable funding facilities was borrowed in the nine months ended September 27, 2014. In the nine months ended September 26, 2015, we repurchased shares of our common stock at a cost of $108 million. We also had net decreases comparing the respective periods of $70 million in net borrowings on our revolving credit facilities and $54 million in unpresented checks. These decreases were partially offset by an increase of $321 million in time deposits compared to the prior year nine month period, which the Financial Services segment utilizes as a source in funding its credit card operations. The Trust also issues variable funding facilities which are considered secured obligations backed by restricted credit card loans. At September 26, 2015, the Trust had three variable funding facilities with $1.1 billion in total capacity and $45 million outstanding. Also, on August 4, 2015, we issued and sold under a note purchase agreement $250 million of senior unsecured notes.

The following table presents the borrowing activities of our merchandising business and the Financial Services segment for the nine months ended:

	September 26, 2015	September 27, 2014
	(In Thousands)

Borrowings on revolving credit facilities and inventory financing, net of repayments	$274,356	$344,707
Secured obligations of the Trust, net of repayments	(243,750)	545,000
Repayments of long-term debt	(8,335)	(8,347)
Borrowings, net of repayments	$22,271	$881,360
The following table summarizes our availability under the Company's debt and credit facilities, excluding the facilities of the Financial Services segment, at the periods ended:

	September 26, 2015	September 27, 2014
	(In Thousands)

Amounts available for borrowing under credit facilities (1)	$795,000	$795,000
Principal amounts outstanding	(450,000)	(346,292)
Outstanding letters of credit and standby letters of credit	(27,996)	(32,290)
Remaining borrowing capacity, excluding the Financial Services segment facilities	$317,004	$416,418

(1)	Consists of our revolving credit facilities of $775 million and our $20 million CAD credit facility for our operations in Canada.

The Financial Services segment also has total borrowing availability of $100 million under its agreements to borrow federal funds. At September 26, 2015, the entire $100 million of borrowing capacity was available.

The following table provides summary information concerning other commercial commitments at September 26, 2015:

(In Thousands)

Letters of credit (1)	$17,659
Standby letters of credit (1)	10,337
Revolving line of credit for boat and ATV inventory (2)	13,324
Cabela's issued letters of credit	52,588
Total	$93,908

(1)	Our credit agreement permits the issuance of letters of credit up to $75 million and swing line loans up to $30 million.

(2)	The line of credit for boat and all-terrain vehicles financing is limited by the $775 million revolving line of credit to $75 million of secured collateral.

Our $775 million unsecured credit agreement requires us to comply with certain financial and other customary covenants, including:

•	a fixed charge coverage ratio (as defined) of no less than 2.00 to 1 as of the last day of any fiscal quarter for the most recently ended four fiscal quarters (as defined);

•	a leverage ratio (as defined) of no more than 3.00 to 1 as of the last day of any fiscal quarter; and

•	a minimum consolidated net worth standard (as defined) as of the last day of each fiscal quarter.

In addition, our unsecured senior notes contain various covenants and restrictions that are usual and customary for transactions of this type. Also, the debt agreements contain cross default provisions to other outstanding credit facilities. In the event that we failed to comply with these covenants, a default would trigger and all principal and outstanding interest would immediately be due and payable. At September 26, 2015, we were in compliance with all financial covenants under our credit agreements and unsecured notes. We anticipate that we will continue to be in compliance with all financial covenants under our credit agreements and unsecured notes through the next 12 months.

Economic Development Bonds and Grants
Economic Development Bonds – Economic development bonds are related to our government economic assistance arrangements relating to the construction of new retail stores or retail development. The governmental entity from which we purchase the bonds is not otherwise liable for repayment of principal and interest on the bonds to the extent that the associated taxes are insufficient to pay the bonds. If sufficient tax revenue is not generated by the subject properties, we will not receive scheduled payments and will be unable to realize the full value of the bonds carried on our condensed consolidated balance sheet. At September 26, 2015, December 27, 2014, and September 27, 2014, economic development bonds totaled $81 million, $82 million, and $82 million, respectively.
For the nine months ended September 26, 2015, and September 27, 2014, there were no other than temporary fair value adjustments of economic development bonds and no adjustments of deferred grant income related to economic development bonds. However, at September 26, 2015, we identified economic development bonds totaling $28 million where the actual tax revenues associated with these properties were lower than previously projected. We will continue to closely monitor the amounts and timing of projected cash flows from the properties related to these economic development bonds.
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
Grants – Historically, we have received grant funding in exchange for commitments made by us to the state or local government providing the funding. The commitments, such as assurance of agreed employment and wage levels at our retail stores or that the retail store will remain open, typically phase out over approximately five to ten years. If we fail to maintain the commitments during the applicable period, the funds we received may have to be repaid or other adverse consequences may arise, which could affect our cash flows and profitability. At September 26, 2015, and September 27, 2014, the total amount of grant funding subject to a specific contractual remedy was $43 million and $44 million, respectively. The amount we had recorded in current liabilities in our condensed consolidated balance sheets relating to these grants was $23 million at September 26, 2015, December 27, 2014, and September 27, 2014, respectively.

Securitization of Credit Card Loans
The total amounts and maturities for our credit card securitizations as of September 26, 2015, were as follows:

Series	Type	Total Available Capacity	Third Party Investor Available Capacity	Third Party Investor Outstanding	Interest Rate	Expected Maturity
		(Dollars in Thousands)

2011-II	Term	$200,000	$155,000	$155,000	Fixed	June 2016
2011-II	Term	100,000	100,000	100,000	Floating	June 2016
2011-IV	Term	210,000	165,000	165,000	Fixed	October 2016
2011-IV	Term	90,000	90,000	90,000	Floating	October 2016
2012-I	Term	350,000	275,000	275,000	Fixed	February 2017
2012-I	Term	150,000	150,000	150,000	Floating	February 2017
2012-II	Term	375,000	300,000	300,000	Fixed	June 2017
2012-II	Term	125,000	125,000	125,000	Floating	June 2017
2013-I	Term	385,000	327,250	327,250	Fixed	February 2023
2013-II	Term	152,500	100,000	100,000	Fixed	August 2018
2013-II	Term	197,500	197,500	197,500	Floating	August 2018
2014-I	Term	45,000	—	—	Fixed	March 2017
2014-I	Term	255,000	255,000	255,000	Floating	March 2017
2014-II	Term	60,000	—	—	Fixed	July 2019
2014-II	Term	340,000	340,000	340,000	Floating	July 2019
2015-I	Term	275,000	218,750	218,750	Fixed	March 2020
2015-I	Term	100,000	100,000	100,000	Floating	March 2020
2015-II	Term	300,000	240,000	240,000	Fixed	July 2020
2015-II	Term	100,000	100,000	100,000	Floating	July 2020
Total term		3,810,000	3,238,500	3,238,500

2008-III	Variable Funding	346,821	300,000	—	Floating	March 2018
2011-I	Variable Funding	352,941	300,000	—	Floating	March 2016
2011-III	Variable Funding	588,235	500,000	45,000	Floating	March 2017
Total variable		1,287,997	1,100,000	45,000
Total available		$5,097,997	$4,338,500	$3,283,500
We have been, and will continue to be, particularly reliant on funding from securitization transactions for the Financial Services segment. A failure to renew existing facilities or to add additional capacity on favorable terms as it becomes necessary could increase our financing costs and potentially limit our ability to grow the business of the Financial Services segment. Unfavorable conditions in the asset-backed securities markets generally, including the unavailability of commercial bank liquidity support or credit enhancements, could have a similar effect. During the nine months ended September 26, 2015, the Financial Services segment issued $352 million in certificates of deposit, completed two term securitizations totaling $775 million and increased its $225 million variable funding facility originally scheduled to mature in March 2015 to $300 million and extended its maturity date to March 2018. We believe that these liquidity sources are sufficient to fund the Financial Services segment's foreseeable cash requirements, including maturities, and near-term growth plans.

Furthermore, the securitized credit card loans of the Financial Services segment could experience poor performance, including increased delinquencies and credit losses, lower payment rates, or a decrease in excess spreads below certain thresholds. This could result in a downgrade or withdrawal of the ratings on the outstanding securities issued in the Financial Services segment's securitization transactions, cause early amortization of these securities, or result in higher required credit enhancement levels. Credit card loans performed within established guidelines and no events which could trigger an early amortization occurred during the nine months ended September 26, 2015, the year ended December 27, 2014, and the nine months ended September 27, 2014.

Certificates of Deposit
The Financial Services segment utilizes brokered and non-brokered certificates of deposit to partially finance its operating activities. The Financial Services segment issues certificates of deposit in a minimum amount of one hundred thousand dollars in various maturities. At September 26, 2015, the Financial Services segment had $888 million of certificates of deposit outstanding with maturities ranging from November 2015 to July 2023 and with a weighted average effective annual fixed rate of 2.22%. This outstanding balance compares to $806 million and $830 million at December 27, 2014, and September 27, 2014, respectively, with weighted average effective annual fixed rates of 2.25% and 2.14%, respectively.

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

Credit Card Limits – The Financial Services segment bears off-balance sheet risk in the normal course of its business. One form of this risk is through the Financial Services segment's commitment to extend credit to cardholders up to the maximum amount of their credit limits. The aggregate of such potential funding requirements totaled $34 billion above existing balances at the end of September 26, 2015. These funding obligations are not included on our condensed consolidated balance sheet. While the Financial Services segment has not experienced, and does not anticipate that it will experience, a significant draw down of unfunded credit lines by its cardholders, such an event would create a cash need at the Financial Services segment which likely could not be met by our available cash and funding sources. The Financial Services segment has the right to reduce or cancel these available lines of credit at any time.

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

The table below shows the mix of our credit card account balances as a percentage of total balances outstanding at the periods ended:

	September 26, 2015	December 27, 2014	September 27, 2014

Balances carrying an interest rate based upon various interest rate indices	70.6%	65.9%	68.0%
Balances carrying an interest rate of 7.99% or 9.99%	4.2	4.6	4.1
Balances carrying a promotional interest rate of 0.00%	—	—	0.1
Balances not carrying interest because the previous month balance was paid in full	25.2	29.5	27.8
Total	100.0%	100.0%	100.0%
Charges on the credit cards issued by the Financial Services segment were priced at a margin over various defined lending rates. No interest is charged if the account is paid in full within 25 days of the billing cycle, which represented 25.2% of total balances outstanding at September 26, 2015.

Management has performed several interest rate risk analyses to measure the effects of the timing of the repricing of our interest sensitive assets and liabilities. Based on these analyses, at September 26, 2015, we believe that an increase in LIBOR rate is more likely. Therefore, we believe that an immediate increase in interest rates of 50 basis points would cause a pre-tax increase to projected earnings of approximately $9 million for the Financial Services segment over the next 12 months.

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
In connection with this quarterly report on Form 10-Q, our Chief Executive Officer and Chief Financial Officer evaluated, with the participation of our management, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on management's evaluation, our Chief Executive Officer and Chief Financial Officer each concluded that our disclosure controls and procedures were effective as of September 26, 2015.
Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended September 26, 2015, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings.

For a discussion of legal proceedings, see Note 9 “Commitments and Contingencies - Litigation and Claims” of the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q, which is incorporated herein by reference.

Item 1A.	Risk Factors.
There have been no material changes to the risk factors disclosed in the “Risk Factors” section of our Annual Report on Form 10-K for the fiscal year ended December 27, 2014, except that the risk factors titled “Legal proceedings may increase our costs and have a material adverse effect on our results of operations” and “Our Financial Services segment faces the risk of a complex and changing regulatory and legal environment” shall be amended and restated as follows:

Legal proceedings may increase our costs and have a material adverse effect on our results of operations.

We are involved in legal proceedings that are incidental to our business. For example, we are subject to an ongoing SEC investigation concerning certain estimates, account reconciliations, and impairment charges that were recorded for the fiscal quarter ended September 29, 2012, and the fiscal year ended December 29, 2012, and our disclosures regarding the January 1, 2012, amended and restated intercompany agreement between us and WFB concerning the agreement’s effect on our merchandise margins in 2012. At September 26, 2015, in connection with this ongoing investigation by the SEC, we recognized a liability of $1 million. This $1 million charge was included in selling, distribution, and administrative expenses in the condensed consolidated statements of income and was recognized in the Corporate Overhead and Other segment in the three and nine months ended September 26, 2015. In addition, significant judgment is required in determining our provision for income taxes, and we are regularly under audit by tax authorities. Although we believe our tax estimates are reasonable, the final determination of tax audits and any related litigation could be materially different from our historical income tax provisions and accruals. Beyond this, WFB is regularly subject to FDIC compliance examinations and has been required to pay monetary damages as a result of past FDIC examinations and may be required to pay monetary damages resulting from FDIC compliance examinations in the future. The defense and resolution of lawsuits, audits, examinations, and other proceedings may involve significant expense, divert management's attention and resources from other matters, and have a material adverse effect on our results of operations.

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

Further, certain acquisitions of our common stock may be subject to regulatory approval or notice under federal or state law because WFB is a special purpose, FDIC insured, Nebraska state-chartered bank. This requirement could limit or impede a merger or other change of control transaction. Investors are responsible for ensuring that they do not, directly or indirectly or acting in concert with others, acquire shares of our common stock in excess of the amount that can be acquired without regulatory approval or notice under the Change in Bank Control Act and Nebraska acquisition of bank control provisions. Investors and potential investors are advised to consult with their own legal counsel regarding applicable laws, regulations, and requirements.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

On August 23, 2011, the Company's Board of Directors authorized a share repurchase program that provides for share repurchases on an ongoing basis to offset dilution resulting from equity awards under the Company's current or future equity compensation plans. In April 2015, the Company announced its intent to repurchase up to 2,000,000 shares of its common stock in open market transactions through February 2016. Under this program, the Company repurchased 1,000,000 shares of its common stock in the second fiscal quarter ended June 27, 2015, and completed the repurchase of the remaining 1,000,000 shares in August 2015 as disclosed in the table below.
On September 1, 2015, the Company announced that its Board of Directors approved a share repurchase program authorizing the Company to repurchase up to $500 million of its common stock over a two-year period. This authorization is in addition to the 2,000,000 share repurchase authorization approved in April 2015 and the standing annual authorization to repurchase shares to offset dilution resulting from equity-based awards issued under the Company’s equity compensation plans. The timing and volume of share repurchases may be executed by the Company on a discretionary basis, or pursuant to trading plans, or other arrangements. Any share repurchase under this program may be made in the open market, in privately negotiated transactions, or otherwise. This share repurchase program does not obligate the Company to repurchase any outstanding shares of its common stock, and the program may be limited or terminated at any time. There is no guarantee as to the exact number of shares that the Company will repurchase. Under this authorization, the Company repurchased 169,654 shares of its common stock at a total cost of $8 million in September 2015 as disclosed in the table below.
The following table shows the stock repurchase activity of the Company for each of the three fiscal months in the third fiscal quarter ended September 26, 2015:

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares (or Dollar Value of Shares) That May Yet be Purchased Under Publicly Announced Plans or Programs

June 28 through July 25, 2015	555,202	$48.68	555,202	444,798
July 26 through August 29, 2015	444,798	$44.16	444,798	—
Total for the April 2015 program	1,000,000		1,000,000

August 30 through September 26, 2015	169,654	$47.33	169,654	$492.0	(1)
Total for the fiscal quarter	1,169,654		1,169,654

(1) Represents the dollar value of shares that may yet be purchased under the September 2015 program (in millions).

Item 3.	Defaults Upon Senior Securities.
Not applicable.

Item 4.	Mine Safety Disclosures.
Not applicable.

Item 5.	Other Information.
Not applicable.

Item 6.	Exhibits.

(a)           Exhibits.

Exhibit Number	Description

10.1
Note Purchase Agreement dated as of August 4, 2015, among Cabela's Incorporated and various purchasers party thereto (incorporated by reference from Exhibit 10.1 of our Current Report on Form 8-K, filed on August 7, 2015, File No. 001-32227)

10.2	Form of Tranche A Note, 3.23%, due August 4, 2020 (incorporated by reference from Exhibit 10.2 of our Current Report on Form 8-K, filed on August 7, 2015, File No. 001-32227)

10.3	Form of Tranche B Note, 3.70%, due August 4, 2022 (incorporated by reference from Exhibit 10.3 of our Current Report on Form 8-K, filed on August 7, 2015, File No. 001-32227)

10.4	Form of Tranche C Note, 3.82%, due December 3, 2022 (incorporated by reference from Exhibit 10.4 of our Current Report on Form 8-K, filed on August 7, 2015, File No. 001-32227)

10.5	Form of Tranche D Note, 4.01%, due August 4, 2025 (incorporated by reference from Exhibit 10.5 of our Current Report on Form 8-K, filed on August 7, 2015, File No. 001-32227)

10.6	Form of Tranche E Note, 4.11%, due December 3, 2025 (incorporated by reference from Exhibit 10.6 of our Current Report on Form 8-K, filed on August 7, 2015, File No. 001-32227)

10.7
Subsidiary Guaranty dated August 4, 2015, provided by certain subsidiaries of Cabela's Incorporated party thereto to the holders of the Notes (incorporated by reference from Exhibit 10.7 of our Current Report on Form 8-K, filed on August 7, 2015, File No. 001-32227)

10.8
Second Amendment to Amended and Restated Credit Agreement dated August 4, 2015, among Cabela's Incorporated and various lenders party thereto (incorporated by reference from Exhibit 10.8 of our Current Report on Form 8-K, filed on August 7, 2015, File No. 001-32227)

10.9
Amendment No. 2 to Note Purchase Agreements dated August 4, 2015, among Cabela's Incorporated, certain subsidiaries of Cabela's Incorporated party thereto, and certain purchasers party thereto (incorporated by reference from Exhibit 10.9 of our Current Report on Form 8-K, filed on August 7, 2015, File No. 001-32227)

10.10	Executive Employment Agreement dated August 14, 2015, between Cabela's Incorporated and Brian J. Linneman

31.1	Certification of CEO Pursuant to Rule 13a-14(a) under the Exchange Act

31.2	Certification of CFO Pursuant to Rule 13a-14(a) under the Exchange Act

32.1	Certifications Pursuant to 18 U.S.C. Section 1350

101.INS	XBRL Instance Document	Filed with this report.

101.SCH	XBRL Taxonomy Extension Schema Document	Submitted electronically with this report.

101.CAL	XBRL Taxonomy Calculation Linkbase Document	Submitted electronically with this report.

101.LAB	XBRL Taxonomy Label Linkbase Document	Submitted electronically with this report.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Submitted electronically with this report.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Submitted electronically with this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CABELA'S INCORPORATED

Dated:	October 22, 2015	By:	/s/ Thomas L. Millner
Thomas L. Millner
President and Chief Executive Officer

Dated:	October 22, 2015	By:	/s/ Ralph W. Castner
Ralph W. Castner
Executive Vice President and Chief Financial Officer

Exhibit Index

Exhibit Number	Description

10.1
Note Purchase Agreement dated as of August 4, 2015, among Cabela's Incorporated and various purchasers party thereto (incorporated by reference from Exhibit 10.1 of our Current Report on Form 8-K, filed on August 7, 2015, File No. 001-32227)

10.2	Form of Tranche A Note, 3.23%, due August 4, 2020 (incorporated by reference from Exhibit 10.2 of our Current Report on Form 8-K, filed on August 7, 2015, File No. 001-32227)

10.3	Form of Tranche B Note, 3.70%, due August 4, 2022 (incorporated by reference from Exhibit 10.3 of our Current Report on Form 8-K, filed on August 7, 2015, File No. 001-32227)

10.4	Form of Tranche C Note, 3.82%, due December 3, 2022 (incorporated by reference from Exhibit 10.4 of our Current Report on Form 8-K, filed on August 7, 2015, File No. 001-32227)

10.5	Form of Tranche D Note, 4.01%, due August 4, 2025 (incorporated by reference from Exhibit 10.5 of our Current Report on Form 8-K, filed on August 7, 2015, File No. 001-32227)

10.6	Form of Tranche E Note, 4.11%, due December 3, 2025 (incorporated by reference from Exhibit 10.6 of our Current Report on Form 8-K, filed on August 7, 2015, File No. 001-32227)

10.7
Subsidiary Guaranty dated August 4, 2015, provided by certain subsidiaries of Cabela's Incorporated party thereto to the holders of the Notes (incorporated by reference from Exhibit 10.7 of our Current Report on Form 8-K, filed on August 7, 2015, File No. 001-32227)

10.8
Second Amendment to Amended and Restated Credit Agreement dated August 4, 2015, among Cabela's Incorporated and various lenders party thereto (incorporated by reference from Exhibit 10.8 of our Current Report on Form 8-K, filed on August 7, 2015, File No. 001-32227)

10.9
Amendment No. 2 to Note Purchase Agreements dated August 4, 2015, among Cabela's Incorporated, certain subsidiaries of Cabela's Incorporated party thereto, and certain purchasers party thereto (incorporated by reference from Exhibit 10.9 of our Current Report on Form 8-K, filed on August 7, 2015, File No. 001-32227)

10.10	Executive Employment Agreement dated August 14, 2015, between Cabela's Incorporated and Brian J. Linneman

31.1	Certification of CEO Pursuant to Rule 13a-14(a) under the Exchange Act

31.2	Certification of CFO Pursuant to Rule 13a-14(a) under the Exchange Act

32.1	Certifications Pursuant to 18 U.S.C. Section 1350

101.INS	XBRL Instance Document	Filed with this report.

101.SCH	XBRL Taxonomy Extension Schema Document	Submitted electronically with this report.

101.CAL	XBRL Taxonomy Calculation Linkbase Document	Submitted electronically with this report.

101.LAB	XBRL Taxonomy Label Linkbase Document	Submitted electronically with this report.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Submitted electronically with this report.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Submitted electronically with this report.