Form 10-K
period 2016-01-02
CABELAS INC
filed 2016-02-22
CIK 1267130

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

Form 10-K
_________________
(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 2, 2016
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The aggregate market value of the voting common equity held by non-affiliates of the registrant was approximately $2,288,054,950 as of June 26, 2015 (the last business day of the registrant’s most recently completed second fiscal quarter), based upon the closing price of the registrant’s Class A Common Stock on that date as reported on the New York Stock Exchange.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.
Common stock, $0.01 par value: 67,818,863 shares as of February 15, 2016.
DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for the 2016 Annual Meeting of Shareholders are incorporated by reference into Part III of this Form 10-K to the extent stated herein.

Special Note Regarding Forward-Looking Statements

This report contains “forward-looking statements” that are based on our beliefs, assumptions, and expectations of future events, taking into account the information currently available to us. All statements other than statements of current or historical fact contained in this report are forward-looking statements within the meaning of the Private Securities Litigation Reform Act. The words “believe,” “may,” “should,” “anticipate,” “estimate,” “expect,” “intend,” “objective,” “seek,” “plan,” “confident,” and similar statements are intended to identify forward-looking statements. Forward-looking statements involve risks and uncertainties that may cause our actual results, performance, or financial condition to differ materially from the expectations of future results, performance, or financial condition we express or imply in any forward-looking statements. These risks and uncertainties include, but are not limited to:

•	our exploration and evaluation of strategic alternatives may not result in the successful identification or completion of a strategic alternative that yields additional value for shareholders, and the exploration and evaluation process may have an adverse impact on our business;

•	the state of the economy and the level of discretionary consumer spending, including changes in consumer preferences, demand for firearms and ammunition, and demographic trends;

•	adverse changes in the capital and credit markets or the availability of capital and credit;

•	our ability to successfully execute our omni-channel strategy;

•	increasing competition in the outdoor sporting goods industry and for credit card products and reward programs;

•	the cost of our products, including increases in fuel prices;

•	the availability of our products due to political or financial instability in countries where the goods we sell are manufactured;

•	supply and delivery shortages or interruptions, and other interruptions or disruptions to our systems, processes, or controls, caused by system changes or other factors;

•	increased or adverse government regulations, including regulations relating to firearms and ammunition;

•	our ability to protect our brand, intellectual property, and reputation;

•	our ability to prevent cybersecurity breaches and mitigate cybersecurity risks;

•
the outcome of litigation, administrative, and/or regulatory matters (including the ongoing Securities and Exchange Commission (“SEC”) investigation, audits by tax authorities, and compliance examinations by the Federal Deposit Insurance Corporation (“FDIC”));

•	our ability to manage credit, liquidity, interest rate, operational, legal, regulatory capital, and compliance risks;

•	our ability to increase credit card receivables while managing credit quality;

•	our ability to securitize our credit card receivables at acceptable rates or access the deposits market at acceptable rates;

•	the impact of legislation, regulation, and supervisory regulatory actions in the financial services industry; and

•	other risks, relevant factors, and uncertainties identified in the “Risk Factors” section of this report.
Given the risks and uncertainties surrounding forward-looking statements, you should not place undue reliance on these statements. Our forward-looking statements speak only as of the date of this report. Other than as required by law, we undertake no obligation to update or revise forward-looking statements, whether as a result of new information, future events, or otherwise.

CABELA’S INCORPORATED
FORM 10-K
FOR THE FISCAL YEAR ENDED JANUARY 2, 2016

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
Retail Business
At the end of 2015, we operated 77 retail stores, 68 stores in 36 states and nine stores in six Canadian provinces. During 2015, we opened 13 retail stores, 11 stores in the United States and two in Canada. The opening of these retail stores increased our total retail square footage to 7.9 million square feet at the end of 2015, up 15% over 2014. Our Retail segment generated revenue of $2.7 billion in 2015, representing 76.4% of total revenue combined from our Retail and Direct businesses.
Retail Store Formats. Our retail store concept is designed to appeal to customers from a broad geographic and demographic range. Our retail stores range in size from 40,000 to 246,000 square feet.
We have two basic store formats. Our legacy stores refer to our large-format traditional retail stores that opened in August 2008 and earlier. We have 28 traditional, or legacy, large-format retail stores, which offer a tourist-type experience. Our retail stores often attract the construction and development of hotels, restaurants, and other retail establishments adjacent to these stores.
Our current store format, with more standardized store sizes, expedites store development time and allows us to pursue the best retail locations, is adaptable to more markets, improves time to market, and allows us to be more efficient in our operations by reducing our capital investment requirements and increasing sales per square foot. These stores range in size from approximately 40,000 to 100,000 square feet. The flexibility in the size of this format allows us to serve both large and small markets with large concentrations of Cabela’s customers.
Retail Store Expansion and Innovation. Enhancing our retail store efficiencies and taking the necessary steps to improve our financial performance are high priorities in our strategic planning. Our strategy of new store growth, in part based on our past experiences, is focused on the location of new stores strategically sized to match their markets. We consider the impact of larger market locations with an established competitor as well as the increased competition in urban markets in determining the size of a new store, its location, and the flexibility in its layout to appeal to customers. We continually review our decisions on new stores to reconfirm our market expectations. We believe it is imperative to continue innovating how we select, design, and build our retail stores, while applying best-in-class omni-channel retail practices to improve customer experience and reduce overall store costs from groundbreaking to grand opening. The new stores generate a higher profit per square foot compared to the legacy store base and allow us to enter a broader choice of markets.We expect that the planned openings of future stores will continue to generate a higher profit per square foot compared to our legacy store base. However, the stores we opened in 2015 did not meet our sales and profitability expectations and, as a result, we believe it is appropriate to slow new store growth over the next two years as we address retail store performance and productivity. Currently, we are analyzing our store model to assess store level performance and productivity, including sales per square foot, store operating contribution margin, store cash flow, construction costs within a store, allocation of space within a store, brand assortment between national brands and Cabela’s brand, and customer experience within a store. Our goal is to have a store model that is more predictable in order to maximize sales, margins, cash flows, and an acceptable return on invested capital.
For 2016, we plan to open eight new stores with total retail square footage of approximately 600,000, which is over 7% annual square footage growth compared to the end of 2015. The following locations are planned for new store sites in 2016:

•	Lexington, Kentucky; League City, Texas; Short Pump, Virginia; Centerville, Ohio; Farmington, Utah; Abbotsford, British Columbia, Canada; Avon, Ohio; and Ottawa, Ontario, Canada.

We are currently evaluating store locations and counts beyond 2016, and we have announced plans to open new stores in Gainesville, Virginia, and Halifax, Nova Scotia, Canada.
Store Locations and Ownership. We own 71 of our 77 retail stores, with 22 stores subject to ground leases. In connection with some of the economic development packages received from state or local governments where our stores are located, we have entered into agreements granting ownership of the taxidermy, diorama, or other portions of our stores to these state and local governments. Refer to Item 2 – “Properties” for additional information on our stores.
Direct Business
The Direct segment sells products through our e-commerce websites (Cabelas.com and Cabelas.ca) and direct mail catalogs. Our Direct segment generated revenue of $823 million in 2015, representing 23.6% of total revenue combined from our Retail and Direct businesses.
Direct Business Marketing. We market our products through our websites, mobile devices, and our print catalog distributions. We believe that mobile marketing and social networking technologies will continue to build our brand, build our customer database, and enhance the management of contacts with our customers. The amount of traffic coming through mobile devices is growing significantly. We continue to improve our customers' digital shopping experiences on Cabelas.com and via mobile devices as we strive to provide a best-in-class level of service to our customers. Our marketing focus continues to be on developing a seamless omni-channel experience for our customers regardless of their transaction channel. Our digital transformation continues with efforts around enhancing our website to support the Direct business. Cabelas.com and the mobile website run off a single operating platform, allowing us to manage the desktop and mobile sites using one system. We continue to enhance our social marketing initiatives and now have over 3.4 million fans on Facebook. Our omni-channel marketing efforts are resulting in increased customer engagement across multiple channels and a more consistent experience across all channels.
 We have made advances to capitalize on the variety of ways customers are shopping at Cabela's today, including the adoption of a new payment technology for our CLUB cardholders in the first quarter of 2015 and a new simplified checkout that was implemented across all device platforms in the fourth quarter of 2014. We have seen successes in our social marketing initiatives, as well as with our omni-channel marketing efforts and retail expansion, which have resulted in an increase in the number of new customers, as well as in customer engagement with a consistent experience across all channels.
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
We intend to expand our drop-ship sales program through our high traffic website, which will increase the exposure of national brands, provide low risk expansion of product lines, and provide faster distribution of products. Our drop-ship sales program requires no inventory investment and delivers the shopping experience customers trust from Cabela’s.

Catalog and Print Distributions. We continue to make progress in our print-to-digital transformation as we transform our legacy catalog business into an omni-channel enterprise supporting digital, e-commerce, and mobile capabilities while optimizing the customer experience with our growing retail footprint. We continue to evaluate our print programs and strategies by balancing the optimal mix of print advertising with new emerging digital technologies. We use our customer database to ensure that customers receive catalogs matching their merchandise preferences and to cross-sell merchandise to existing customers. We use the catalogs to prompt customers to go to retail stores and our website or to our call centers to place orders directly. We have continued to refine our catalog strategy toward specialty catalogs, micro-season catalogs, and smaller catalogs with more seasonal themes or focusing on one specific outdoor activity.

Financial Services Business

Our Financial Services segment provides customers with a rewards program that enhances revenue, operating profitability, and customer loyalty in our Retail and Direct businesses. Through our wholly-owned bank subsidiary, World’s Foremost Bank (“WFB,” “Financial Services segment,” or “Cabela’s CLUB”), we issue and manage the Cabela’s CLUB Visa credit card, a rewards based credit card program. We believe the Cabela’s CLUB Visa credit card loyalty rewards program is an effective vehicle for strengthening our relationships with our customers, enhancing our brand name, and increasing our merchandise revenue. Our rewards program is a simple loyalty program that allows customers to earn points whenever and wherever they use their Cabela’s CLUB Visa credit card and then redeem earned points for products and services at our retail stores or through our Direct business. The percentage of our merchandise sold to customers using the Cabela’s CLUB Visa credit card, including the redemption of points, was 30% for 2015.

Our bank subsidiary is a special purpose, FDIC insured, Nebraska state-chartered bank, which limits us to issuing only consumer credit cards and certificates of deposit of one hundred thousand dollars or more. During 2015, we had an average of 1,940,534 active credit card accounts with an average balance of $2,301 compared to an average of 1,817,012 active credit card accounts with an average balance of $2,167 during 2014. We define an active credit card account as any account with an outstanding debit or credit balance at the end of any respective month during the past 12 months.

Cabela’s CLUB Marketing. We have a low cost, efficient, and tailored credit card marketing program that leverages the Cabela’s brand name. We market the Cabela’s CLUB Visa credit card through a number of channels, including retail stores, our website, inbound telemarketing, and our catalogs. Our customers can apply for the Cabela’s CLUB Visa credit card at our retail stores and website through our instant credit process and, if approved, receive reward points available for use on merchandise purchases the same day. When a customer’s application is approved through the retail store instant credit process, the customer’s new credit card is produced and given to the customer immediately thereafter. Maintaining the growth of our credit card program, while continuing to underwrite high-quality customers, actively manage our credit card delinquencies and charge-offs, and provide exclusive experiences is key to the successful performance of our Financial Services segment. The growth of Cabela’s CLUB program is dependent, in part, on the success of our Retail and Direct businesses to generate additional sales and to attract additional Cabela’s CLUB customers.

Underwriting and Credit Criteria. We underwrite high-quality credit customers and have historically maintained attractive credit statistics compared to industry averages. The scores of Fair Isaac Corporation (“FICO”) are a widely-used financial metric for assessing a person’s credit rating. Our credit cardholders had a median FICO score of 794 at the end of 2015 compared to 795 at the end of 2014. We believe the median FICO scores of our cardholders are well above the industry average. Our net charge-offs as a percentage of total outstanding balances were 1.70% in 2015, which we believe is well below the 2015 industry average, compared to 1.69% in 2014 and 1.80% in 2013. Refer to “Asset Quality of Cabela’s CLUB” for additional information regarding our credit card loan charge-offs and delinquencies on our credit card loans.

Products and Merchandising

We offer our customers a comprehensive selection of high-quality, competitively priced, national and regional brand products, including our own Cabela’s brand. Our product assortment includes merchandise and equipment for hunting, fishing, marine use, camping, and recreational sport shooting, along with casual and outdoor apparel and footwear, optics, vehicle accessories, and gifts and home furnishings with an outdoor theme.
The following table sets forth the percentage of our merchandise revenue contributed by major product categories for our Retail and Direct segments and in total for the last three years.

	Retail			Direct			Total
	2015	2014	2013	2015	2014	2013	2015	2014	2013
Product Category:
Hunting Equipment	48.4%	47.1%	51.0%	36.5%	37.1%	41.2%	45.5%	44.3%	48.0%
General Outdoors	30.4	29.6	26.8	33.8	32.0	29.1	31.2	30.3	27.5
Clothing and Footwear	21.2	23.3	22.2	29.7	30.9	29.7	23.3	25.4	24.5
Total	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

Hunting Equipment. The hunting equipment merchandise category includes a wide variety of firearms, ammunition, optics, archery products, and related accessories and supplies for almost every type of hunting and recreational sport shooting. Our hunting equipment products are supported by in-house services such as gun bore sighting, scope mounting, and bow tuning to serve the complete needs of our customers.

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

Cabela’s Branded Products. In addition to national brands, we offer our exclusive Cabela’s branded merchandise. Sales of our branded merchandise are included in the preceding table that shows the percentage of merchandise revenue contributed by major product categories for our Retail and Direct segments and in total. We have a significant penetration of Cabela’s branded merchandise in casual apparel and footwear as well as in selected hard goods categories such as camping, fishing, and optics. Where possible, we seek to protect our Cabela’s branded products by applying for trademark or patent protection for these products. Our Cabela’s branded products typically generate higher gross profit margins compared to our other branded products. In 2015, our Cabela’s branded merchandise accounted for approximately 24% of our merchandise revenue. By having an appropriate mix of Cabela’s branded and other branded merchandise, we strive to meet the expectations and needs of our customers and expand the recognition of the Cabela’s brand.

Marketing
We seek to increase the amount each customer spends on our merchandise through enhanced customer targeting, expanded use of digital marketing channels in mobile marketing and social networking and other technology-based approaches, the development and marketing of new products, and continued focus on specialty catalogs. Our Cabela’s brand platform “It’s In Your Nature,” creates a connection between us and our customers by focusing on our common appreciation for the outdoors. We have taken advantage of web-based technologies such as targeted promotional e-mails, online shopping engines, and Internet affiliate programs to renew efforts in local markets and to increase sales. We also have continued to improve our customer relationship management system, which allows us to better manage our customer relationships and more effectively tailor our marketing programs. We will continue to use our expanding Retail business to capture additional customer purchase history and information.
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

Customer Service

Since our founding in 1961, we have been deeply committed to serving our customers by selling high-quality products through outfitters who deliver excellent customer service and in-depth product knowledge. We strive to provide superior customer service at the time of sale and after the sale. In order to better serve our customers, we continue focusing our efforts on offering customers integrated opportunities to access and use our retail stores, web and social media channels, and catalogs. Our customers have access to well-trained, friendly, and knowledgeable outfitters to answer product use and merchandise selection questions. We believe our ability to establish and maintain long-term relationships with our customers and encourage repeat visits and purchases is due, in part, to the strength of our customer support, product information, and service operations.

Our omni-channel model employs the same merchandising team, distribution centers, customer database, and infrastructure, which we continue to leverage by building on the strengths of each channel. Customer service venues include in-store pick-up for website orders, in-store Cabela’s website kiosks, and catalog order desks. Our in-store kiosks provide our customers access to our entire inventory assortment, allowing customers to place orders for items that may be out of stock in our retail stores or to purchase items only available on our website. Our in-store pick-up program allows customers to order products through our website and catalogs and have them delivered without incurring shipping costs to the retail store of their choice, which increases traffic to our stores. In addition, our retail stores introduce customers to our website and catalog channels.
Distribution and Fulfillment

We operate distribution centers in Sidney, Nebraska; Prairie du Chien, Wisconsin; Wheeling, West Virginia; Tooele, Utah; and Puyallup, Washington. These distribution centers comprise approximately 3.7 million square feet of warehouse space for our retail store replenishment and Direct business activities. In September 2015, we began operations in our new 600,000 square foot distribution center in Tooele, Utah. In November 2015, we opened a 98,000 square foot distribution center located in Puyallup, Washington, which is near Tacoma, Washington. This leased facility allowed us to eliminate third party warehousing services on the west coast in January 2016, and to timely prioritize in-bound international freight destined for our inland distribution centers and stores, which will increase our internal service levels and deliver our products throughout our network more efficiently. In March 2015, we closed our distribution center in Winnipeg, Manitoba, Canada, as our merchandise needs in Canada are now processed by a third-party logistics provider through a leased facility in Calgary, Alberta, Canada.

We ship merchandise to our Direct business customers via United Parcel Service, Federal Express, Canada Post, and the United States Postal Service. We use common carriers and typically deliver inventory two to three times per week for replenishment of our retail stores. We also operate a merchandise return center in Oshkosh, Nebraska.

We have added our retail stores to our distribution network through the omni-channel fulfillment process, so customers who order through our call centers or website are no longer solely dependent upon the stock we have in our distribution centers. We now ship products to our customers from both our distribution centers and our retail stores. In-store pick-up services are also available at our distribution center in Tooele, Utah.

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
Employees

At the end of 2015, we employed approximately 19,700 employees. We use part-time and temporary workers to supplement our labor force at peak times during our third and fourth quarters. None of our employees are represented by a labor union or are party to a collective bargaining agreement. We have not experienced any work stoppages and consider our relationship with our employees to be good.

Seasonality

We experience seasonal fluctuations in our revenue and operating results. Due to buying patterns around the holidays and the opening of hunting seasons, our merchandise revenue is traditionally higher in the third and fourth quarters than in the first and second quarters, and we typically earn a disproportionate share of our operating income in the fourth quarter. Because of our retail store expansion, and fixed costs associated with retail stores, our quarterly operating income may be further impacted by these seasonal fluctuations. We anticipate our sales will continue to be seasonal in nature. Refer to Note 25 “Quarterly Financial Information” of the Notes to Consolidated Financial Statements for financial information by quarter for 2015 and 2014.

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

Available Information

Our website address is www.cabelas.com. We make available on our website our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports, proxy statements, and annual reports to shareholders, and, from time to time, other documents, free of charge, as soon as reasonably practicable after we electronically file such material with or furnish it to the Securities and Exchange Commission (the “SEC”). Our SEC reports can be accessed through the investor relations section of our website. The information on our website, whether currently posted or in the future, is not part of this or any other report we file with or furnish to the SEC. Additionally, the public may read and copy any of the materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers, such as Cabela’s, that file electronically with the SEC. The address of the SEC’s website is www.sec.gov.

ITEM 1A. RISK FACTORS

Risk Factors

The review of potential strategic alternatives by our Board of Directors may result in significant transaction expenses and unexpected liabilities.
On December 2, 2015, the Company announced that its Board of Directors had initiated a process to explore and evaluate a wide range of strategic alternatives to further enhance shareholder value. The pursuit of potential strategic alternatives could result in the diversion of management’s attention from our existing business; failure to achieve financial or operating objectives; incurrence of significant transaction expenses; failure to retain key personnel, customers, or contracts; and volatility in the Company’s stock price. There can be no assurance that the review process will result in a sale transaction or other strategic alternative of any kind or that the process will not have an adverse impact on our business.
We do not intend to discuss or disclose developments with respect to the process unless we determine further disclosure is appropriate or required. As a consequence, perceived uncertainties related to the future of the Company may result in the loss of potential business opportunities and may make it more difficult for us to attract and retain qualified personnel and business partners.
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

•	large-format sporting goods stores and chains, such as Academy Sports + Outdoors, Sports Authority, Dick’s Sporting Goods, and Big 5 Sporting Goods;

•	retailers that currently compete with us through retail businesses that may enter the direct business;

•	mass merchandisers, warehouse clubs, discount stores, and department stores, such as Wal-Mart, Target, and Amazon; and

•	casual outdoor apparel and footwear retailers, such as L.L. Bean, Lands’ End, and REI.

Many of our competitors have a larger number of stores, and some of them have substantially greater market presence, name recognition, and financial, distribution, marketing, and other resources than we have. In addition, if our competitors reduce their prices, we may have to reduce our prices in order to compete. Furthermore, some of our competitors have aggressively built new stores in locations with high concentrations of our Direct business customers. As a result of this competition, we may need to spend more on advertising and promotion. Some of our mass merchandising competitors, such as Wal-Mart and Amazon, do not currently compete in many of the product lines we offer. If these competitors were to begin offering a broader array of competing products, or if any of the other factors listed above occurred, our revenue could be reduced or our costs could be increased, resulting in reduced profitability.
We may not be able to raise additional capital or obtain additional financing if needed.

We regularly review and evaluate our liquidity and capital needs. We currently believe that our available cash, cash equivalents, and cash flow from operations will be sufficient to finance our operations and expected capital requirements for at least the next 12 months. However, we might experience periods during which we encounter additional cash needs, and we might need additional external funding to support our operations. Although we were able to enter into a $550 million private placement of senior unsecured notes during 2015 and a $775 million revolving credit facility during 2014 on acceptable terms, in the event we require additional liquidity, we cannot be certain that additional funds will be available if needed and to the extent required or, if available, on acceptable terms. If we cannot raise necessary additional funds on acceptable terms, there could be a material adverse impact on our business and results of operations. We also may not be able to fund expansion, take advantage of future opportunities, meet our existing debt obligations, or respond to competitive pressures or unanticipated requirements.
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

As the number of our retail stores increases, our stores will become more highly concentrated in the geographic regions we serve. As a result, the number of customers and related revenue at individual stores may decline and the average amount of sales per square foot at our stores may be reduced. In addition, as we open more retail stores and as our competitors open stores with similar formats, our retail store legacy format may become less unique and may be less attractive to customers as tourist and entertainment shopping locations. If either of these events occurs, the operating results of our Retail business could be materially adversely affected. The growth in the number of our retail stores may also draw customers away from our Direct business, which could materially adversely affect our Direct business revenue.
Our failure to successfully manage our Direct business could have a material adverse effect on our operating results and cash flows.
During 2015, our Direct business accounted for 23.6% of the total revenue in our Retail and Direct businesses. Our Direct business is subject to a number of risks and uncertainties, including:

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

•	ports and other infrastructure necessary to transfer our products;

•	telephone companies to provide telephone service to our in-house customer care centers;

•	communications providers to provide Internet users with access to our website and a website hosting service provider to host and manage our website;

•	software providers to provide software and related services to run our operating systems for our Retail and Direct businesses; and

•	third-party card processors, such as First Data Resources, to provide processing for Cabela’s CLUB Visa transactions.

We cannot predict when, or the extent to which, we will experience any disruption in the supply of products and services from our vendors. Any such disruption could have an adverse impact on our revenue and profitability.

Any disruption in these services could have a negative impact on our ability to market and sell our products, and serve our customers. Our ten largest trade vendors collectively represented approximately 17% of our total merchandise purchases in 2015. If we are unable to acquire suitable merchandise or lose one or more key vendors, we may not be able to offer products that are important to our merchandise assortment. We also are subject to risks, such as the price and availability of raw materials and fabrics, labor disputes, union organizing activity, strikes, inclement weather, natural disasters, war and terrorism, and adverse general economic and political conditions that might limit our vendors’ ability to provide us with quality merchandise on a timely basis. We have no contractual arrangements providing for continued supply from our key vendors and our vendors may discontinue selling to us at any time. We may not be able to develop relationships with new vendors, and products from alternative sources, if any, may be of a lesser quality and more expensive than those we currently purchase. Any delay or failure in offering products to our customers could have a material adverse impact on our revenue and profitability. We also rely on our vendors to comply with our social responsibility program, and the failure of a vendor to comply with our social responsibility program could harm our brand or cause us to terminate a vendor prior to securing an alternative source for the terminated vendor’s products or services. In addition, if the cost of fuel rises, the cost to deliver merchandise to the customers of our Direct business and from our distribution centers to our retail stores may rise which could have a material adverse impact on our profitability.
In addition, the SEC has adopted rules regarding disclosure of the use of conflict minerals (commonly referred to as tantalum, tin, tungsten, and gold), which are mined from the Democratic Republic of the Congo and surrounding countries. We expect to incur costs to maintain a process to discover the origin of the tantalum, tin, tungsten, and gold used in the products we sell, and may incur costs to audit our conflict minerals disclosures. Our reputation may also suffer if the products we sell contain conflict minerals originating in the Democratic Republic of the Congo or surrounding countries.

Political and economic uncertainty and unrest in foreign countries where our merchandise vendors are located and trade restrictions upon imports from these foreign countries could adversely affect our ability to source merchandise and operating results.

In 2015, we imported 62% of our Cabela’s branded merchandise directly from vendors located in foreign countries, with a substantial portion of the imported merchandise being obtained directly from vendors located in China, Mexico, and various Far East, Asian, and European countries. In addition, we believe that a significant portion of our other vendors obtain their products from foreign countries that may also be subject to political and economic uncertainty. We are subject to risks and uncertainties associated with changing economic and political conditions in foreign countries where our vendors are located, such as:

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
We experience seasonal fluctuations in our revenue and operating results. Historically, we have realized a significant portion of our revenue and earnings for the year in the fourth quarter. In 2015 and 2014, respectively, we generated 35.2% and 34.9% of our revenue, and 41.6% and 39.0% of our net income, in the fourth quarter. We incur significant additional expenses in the fourth quarter due to higher customer purchase volumes and increased staffing. If we miscalculate the demand for our products generally or for our product mix during the fourth quarter, our revenue could decline, which would harm our financial performance. In addition, abnormally warm weather conditions during the fourth quarter can reduce sales of many of the products normally sold during this time period and inclement weather can reduce store traffic or cause us to temporarily close stores causing a reduction in revenue. Because a substantial portion of our operating income is derived from our fourth quarter revenue, a shortfall in expected fourth quarter revenue would cause our annual operating results to suffer significantly.
If we lose key management or are unable to attract and retain the talent required for our business, our operating results could suffer.

Our future success depends to a significant degree on the skills, experience, and efforts of our senior executive management and merchandising teams. With the exception of our Chairman, James W. Cabela, none of our senior management have employment agreements other than our Management Change of Control Severance Agreements. We do not carry key-man life insurance on any of our executives or key management personnel. In addition, our corporate headquarters is located in a sparsely populated rural area, which may make it difficult to attract and retain qualified individuals for key management positions. The loss of the services of any of these individuals or the inability to attract and retain qualified individuals for our key management positions could cause our operating results to suffer.
Our business depends on our ability to meet our labor needs, and if we are unable to do so, our retail store expansion strategy may be delayed and our revenue growth may suffer.

Our success depends on hiring, training, managing, and retaining quality managers, outfitters, and employees in our retail stores and customer care centers. Our corporate headquarters, distribution centers, return center, and some of our retail stores are located in sparsely populated rural areas. It may be difficult to attract and retain qualified personnel, especially management and technical personnel, in these areas. Competition for qualified management and technical employees could require us to pay higher wages or grant above market levels of stock compensation to attract a sufficient number of employees. If we are unable to attract and retain qualified personnel as needed, the implementation of our retail store expansion strategy may be delayed and our revenue growth may suffer.
A natural disaster or other disruption at our distribution centers or return facility could cause us to lose merchandise and be unable to effectively deliver to our direct customers and retail stores.

We currently rely on distribution centers in Sidney, Nebraska; Prairie du Chien, Wisconsin; Wheeling, West Virginia, Tooele, Utah; Puyallup, Washington; and Calgary, Alberta, Canada, to handle our distribution needs. We operate a return center in Oshkosh, Nebraska; and our Wheeling, West Virginia, distribution center also processes returns. Any natural disaster or other serious disruption to these centers due to fire, tornado, or any other calamity could damage a significant portion of our inventory and materially impair our ability to adequately stock our retail stores, deliver merchandise to customers, and process returns to vendors and could result in lost revenue, increased costs, and reduced profits.
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
An increasing number of states have considered or adopted laws that attempt to impose tax collection obligations on out-of-state retailers. We believe that these initiatives are inconsistent with the United States Supreme Court’s holding that states, absent congressional legislation, may not impose tax collection obligations on out-of-state direct marketers unless the out-of-state direct marketer has nexus with the state. A successful assertion by one or more states requiring us to collect taxes where we do not do so could result in substantial tax liabilities, including for past sales, as well as penalties and interest. The imposition by state governments of sales tax collection obligations on out-of-state direct marketers who participate in Internet commerce could also create additional administrative burdens for us, put us at a competitive disadvantage if they do not impose similar obligations on our competitors, and decrease our future Direct sales, which could have a material adverse impact on our business and results of operations.
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

We are involved in legal proceedings that are incidental to our business. For example, we are subject to an ongoing SEC investigation concerning certain estimates, account reconciliations, and impairment charges that were recorded for the fiscal quarter ended September 29, 2012, and the fiscal year ended December 29, 2012, and our disclosures regarding the January 1, 2012, amended and restated intercompany agreement between us and WFB concerning the agreement’s effect on our merchandise margins in 2012. In September 2015, in connection with this ongoing investigation by the SEC, we recognized a liability of $1 million. This charge for $1 million was included in selling, distribution, and administrative expenses in the consolidated statements of income and was recognized in the Corporate Overhead and Other segment. In addition, significant judgment is required in determining our provision for income taxes, and we are regularly under audit by tax authorities. Although we believe our tax estimates are reasonable, the final determination of tax audits and any related litigation could be materially different from our historical income tax provisions and accruals. Beyond this, WFB is regularly subject to FDIC compliance examinations and has been required to pay monetary damages as a result of past FDIC examinations and may be required to pay monetary damages resulting from FDIC compliance examinations in the future. The defense and resolution of lawsuits, audits, examinations, and other proceedings may involve significant expense, divert management’s attention and resources from other matters, and have a material adverse effect on our results of operations.

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

Our Financial Services segment requires a significant amount of cash to operate. These cash requirements will increase if our credit card originations increase or if our cardholders’ balances or spending increase. Historically, we have relied upon external financing sources to fund these operations, and we intend to continue to access external sources to fund our growth. A number of factors such as our financial results, changes within our organization, disruptions in the capital markets, increased competition in the deposits market, our corporate and regulatory structure, interest rate fluctuations, general economic conditions, possible negative credit ratings affecting our asset-backed securities, and accounting and regulatory changes and regulations could make such financing more difficult or impossible to obtain or more expensive. In addition, several rules and regulations have been proposed by the SEC that may substantially affect issuers of asset-backed securities.
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

In response to certain liquidity requirements recommended under the Basel Committee on Banking Supervision in December 2010, commonly referred to as “Basel III,” the noteholders under two of the variable funding facilities issued under WFB’s securitization program have requested and obtained amendments to their respective transaction documents. In one case, the amendments permit the noteholders to delay funding an advance requested under that facility for up to 35 days. In the other case, the amendments require WFB to provide 35 days’ prior notice in connection with requests for certain advances. These changes and any similar changes requested by the noteholders under any other variable funding facility could delay or disrupt access to funding under the variable funding facilities. Moreover, the liquidity requirements under Basel III could result in an increase in the borrowing costs under the variable funding facilities.
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
Our current funding strategy also includes a continued reliance on certificates of deposit to help fund growth and maturing securitizations. If there is an increase in other financial institutions relying on the certificates of deposit market for liquidity and funding, competition in the deposits market may increase. Also, some of the certificates of deposit are eligible to be withdrawn prior to their maturity dates. Early withdrawal is subject to a penalty. In addition, FDIC deposit insurance coverage may be reduced. Any of these events could result in less funds available or replacement funds at unattractive rates. In addition to the non-brokered certificates of deposit market to fund growth and maturing securitizations, we have access to the brokered certificates of deposit market through multiple financial institutions for liquidity and funding purposes. Our ability to issue certificates of deposit is reliant on our current regulatory capital levels. If WFB were to be classified as an “adequately-capitalized” bank, we would be required to obtain a waiver from the FDIC in order to continue to issue certificates of deposit and would be limited to what interest rate we can pay on deposits. At the end of 2015, WFB met the requirements for a “well-capitalized” institution, the highest of the Federal Deposit Insurance Corporation Improvement Act’s five capital ratio levels.

We may have to reallocate capital from our Retail and Direct businesses to meet the capital needs of our Financial Services segment, which could alter our retail store expansion program.

WFB must satisfy the capital maintenance requirements of government regulators and its agreement with Visa U.S.A., Inc. (“Visa”). At the end of 2015, WFB was classified as a “well-capitalized” bank, the highest category under the regulatory framework for prompt corrective action. Although WFB satisfied the requirements for the “well-capitalized” classification at the end of 2015, no assurances can be given that WFB will continue to satisfy such requirements. A variety of factors could cause the capital requirements of WFB to exceed our ability to generate capital internally or from third party sources. For example, government regulators or Visa could unilaterally increase their minimum capital requirements. On July 9, 2013, the FDIC adopted interim final rules which revised its risk-based and leverage capital requirements for FDIC-supervised institutions. These interim final rules are substantially identical to the joint final rules issued by the Office of the Comptroller of the Currency and the Board of Governors of the Federal Reserve System on July 2, 2013. The interim final rules and the joint final rules implement the regulatory capital reforms recommended by Basel III, and capital reforms required by the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Reform Act”). Among other things, the interim final rules and the joint final rules revise the agencies’ prompt corrective action framework by introducing a common equity tier 1 capital requirement and a higher minimum tier 1 capital requirement. In addition, the interim final rules and the joint final rules include a supplementary leverage ratio for depository institutions subject to the advanced approaches capital rules. The phase-in period for the interim final rules began in January 2015 for WFB. Also, we have significant potential obligations in the form of the unused credit lines of our cardholders. At the end of 2015, these unfunded amounts totaled approximately $35 billion. Draws on these lines of credit could materially exceed predicted line usage. If WFB ceases to qualify as well-capitalized, WFB would become subject to regulatory restrictions that could materially adversely affect its liquidity, cost of funds, and ability to conduct normal operations. If WFB’s capital requirements were to increase, we may have to contribute capital to WFB, which may require us to raise additional debt or equity capital and/or divert capital from our Retail and Direct businesses, which in turn could significantly alter our retail store expansion strategy.

It may be difficult to sustain the historical growth and profitability of our Financial Services segment, and we will be subject to various risks as we continue to grow the business.
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

Negative developments in our Retail and Direct businesses could affect our ability to grow or maintain our Financial Services segment. We believe our ability to maintain cardholders and attract new cardholders is highly correlated with customer loyalty to our merchandising businesses and to the strength of the Cabela’s brand. In addition, transactions on cardholder accounts produce loyalty points which the cardholder may apply to future purchases from us. Adverse changes in the desirability of products we sell, negative trends in retail customer service and satisfaction, or the modification of the loyalty program could have a negative impact on the ability of Cabela’s CLUB to grow its account base.
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
In July 2010, the Reform Act was signed into law. The Reform Act, as well as other legislative and regulatory changes, could have a significant impact on us by, for example, requiring the Financial Services segment to change its business practices, imposing additional costs on the Financial Services segment, limiting fees the Financial Services segment can charge for services, impacting the value of the Financial Services segment and its assets, or otherwise adversely affecting the Financial Services segment’s business. A description of the Reform Act and other legislative and regulatory developments is contained in “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Developments in Legislation and Regulation.”
As directed by the Reform Act, the United States Government Accountability Office released a report on January 20, 2012, that examines the potential implications of eliminating certain exceptions under the Bank Holding Company Act of 1956, as amended (“BHCA”), including the exception for credit card banks. It is unclear whether this report will lead to any additional legislative or regulatory action. If the credit card bank exception were eliminated or modified, we may be required to divest our ownership of WFB unless we were willing and able to become a bank holding company under the BHCA. Any such forced divestiture may materially adversely affect our business and results of operations.
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
The Reform Act also established the Consumer Financial Protection Bureau (the “Bureau”) within the Federal Reserve, a new consumer protection regulator. The Bureau has broad rulemaking and enforcement authority over providers of credit, savings, and payment services and products, and WFB is subject to its regulation. The Bureau has enforcement authority over certain non-depository institutions and depository institutions with total assets greater than $10 billion. While the Bureau does not currently examine WFB, it receives information from the FDIC, WFB’s primary regulator. The Bureau also has rulemaking and interpretive authority under existing and future consumer financial services laws. The Bureau is specifically authorized to issue rules identifying as unlawful acts or practices it defines as “unfair, deceptive, or abusive acts or practices” in connection with the offer or provision of a consumer financial product or service to a customer. Compliance with applicable law is costly and can affect operating results. Compliance requires forms, processes, procedures, controls and infrastructure to support these requirements. Compliance may create operational constraints and place limits on pricing. Laws in the financial services industry are designed primarily for the protection of consumers. The failure to comply could result in specific statutory civil and criminal penalties, monetary damages and attorneys’ fees and costs.
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
The Reform Act also requires fees charged for debit card transactions to be both “reasonable and proportional” to the cost incurred by the card issuer. Although the Reform Act applies this restriction only to debit cards, Congress has expressed its desire to regulate interchange fees for credit cards. From time to time, Congress or state legislatures may consider legislation to regulate interchange fees for credit cards. In addition, Visa may reduce interchange rates applicable to certain merchants, which would reduce our interchange income. If any such limitations on credit card interchange fees were adopted, as a result of regulation, reductions by Visa, or credit card industry litigation, it could have a material adverse effect on our business, results of operations, and financial condition.
Many provisions of the Reform Act require the adoption of rules to implement. In addition, the Reform Act mandates multiple studies, which could result in additional legislative or regulatory action. The effect of the Reform Act and its implementing regulations on the Financial Services segment’s business and operations could be significant. In addition, we may be required to invest significant management time and resources to address the various provisions of the Reform Act and the numerous regulations that are required to be issued under it. The Reform Act, any related legislation, and any implementing regulations could have a material adverse effect on our business, results of operations, and financial condition.
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
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.

ITEM 2. PROPERTIES
In addition to our retail stores, our operations also include our corporate headquarters, administrative offices, distribution centers, a merchandise return center, and customer care centers. All of our properties are owned except as noted in the following table, which also provides information regarding the general location, use, and approximate size of our principal non-retail properties at the end of 2015:

Property	Location	Square Footage	Segment That Uses Property

Distribution Center (1)	Wheeling, West Virginia	1,165,000	Other
Distribution Center	Prairie du Chien, Wisconsin	1,055,000	Other
Distribution Center	Sidney, Nebraska	761,000	Other
Distribution Center	Tooele, Utah	600,000	Other
Distribution Center (1)	Puyallup, Washington	98,000	Other
Total for Distribution Centers (2)		3,679,000

Corporate Headquarters	Sidney, Nebraska	454,000	Retail, Direct and Other
Customer Care Center and Administrative Offices	Sidney, Nebraska	94,000	Retail, Direct and Other
Administrative Offices	Sidney, Nebraska	42,000	Retail, Direct and Other
Retail Store Concept Center (1)	Sidney, Nebraska	37,000	Retail
Merchandise Return Center	Oshkosh, Nebraska	52,000	Other
Customer Care Center	North Platte, Nebraska	12,000	Direct
Customer Care Center and Administrative Offices	Kearney, Nebraska	151,000	Retail and Direct
Customer Care Center (1)	Grand Island, Nebraska	12,000	Direct
Customer Care Center, Bank Operations, and Administrative Offices (3)	Lincoln, Nebraska	126,000	Direct, Financial Services and Other
Data Information Center (1)	La Vista, Nebraska	33,000	Other
Data Information Center	Papillion, Nebraska	16,000	Retail, Direct, Financial Services and Other
Marketing and Information Technology Center (1)	Westminster, Colorado	12,000	Retail, Direct and Other
Canada Headquarters, Customer Care Center and Administrative Offices	Winnipeg, Manitoba	53,000	Retail, Direct and Other

(1)	Leased property.

(2)
In March 2015, we closed our distribution center in Winnipeg, Manitoba, Canada. A third-party logistics provider now processes our merchandise needs in Canada through a leased facility in Calgary, Alberta, Canada.

(3)	Includes 10,000 square feet of leased property.

The following table shows, by number of stores in the United States and Canada, the retail square footage used in our Retail segment operations for stores owned, stores subject to ground leases, and retail stores leased by store format, all at the end of 2015.

	Number of Stores and Square Footage by Store Format (1)
	New Format Stores		Legacy Stores		Total
Location	No. of Stores	Square Footage	No. of Stores	Square Footage	No. of Stores	Square Footage

Stores in the United States (36 states):
Owned	22	1,807,000	24	3,660,000	46	5,467,000
Owned - with ground lease (2)	15	1,104,000	1	182,000	16	1,286,000
Leased (3)	3	256,000	3	393,000	6	649,000
Totals	40	3,167,000	28	4,235,000	68	7,402,000

Stores in Canada (6 provinces):
Owned	3	170,000	—	—	3	170,000
Owned - with ground lease (2)	6	360,000	—	—	6	360,000
Totals	9	530,000	—	—	9	530,000

Totals	49	3,697,000	28	4,235,000	77	7,932,000

(1)	Our new format stores range in size from approximately 40,000 to 100,000 square feet. Legacy stores refer to our large-format traditional retail stores that opened in August 2008 and earlier.

(2)
In the United States, locations with ground leases are: East Hartford, Connecticut; Christiana, Delaware; Ammon, Idaho; Bowling Green, Kentucky; Louisville, Kentucky; Berlin, Massachusetts; Kalispell, Montana; Missoula, Montana; Cheektowaga, New York; Garner, North Carolina; Tualatin, Oregon; Greenville, South Carolina; Lubbock, Texas; Union Gap, Washington; Charleston, West Virginia; and Green Bay, Wisconsin.

In Canada, locations with ground leases are: Calgary, Alberta; North Edmonton, Alberta; South Edmonton, Alberta; Nanaimo, British Columbia; Barrie, Ontario; and Saskatoon, Saskatchewan.

(3)	We lease stores in Grand Junction, Colorado; Boise, Idaho; Scarborough, Maine; Hazelwood, Missouri; Springfield, Oregon; and Tulalip, Washington.
Also, in connection with some of the economic development packages received from state or local governments where our stores are located, we have entered into agreements granting ownership of the taxidermy, diorama, or other portions of our stores to these state and local governments. At January 2, 2016, the total net book value of our property and equipment was $1.8 billion, and we believe that our properties and equipment were suitable for their intended use.
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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Price Range of Common Stock

The common stock of Cabela’s Incorporated is listed for trading on the New York Stock Exchange under the symbol “CAB.” As of February 15, 2016, there were 797 holders of record of our common stock. This number does not include persons who hold our common stock in nominee or “street name” accounts through brokers or banks.

The following table sets forth, for the fiscal quarters indicated, the high and low sales prices per share of our common stock as reported on the New York Stock Exchange:

	2015		2014
	High	Low	High	Low

First Quarter	$58.90	$49.65	$72.53	$59.70
Second Quarter	58.56	50.07	70.69	58.25
Third Quarter	52.19	39.52	63.95	56.02
Fourth Quarter	48.99	33.03	60.18	46.24
Issuer Purchases of Equity Securities
On August 23, 2011, our Board of Directors authorized a share repurchase program that provides for share repurchases on an ongoing basis to offset dilution resulting from equity awards under the Company’s current or future equity compensation plans. These shares are to be repurchased from time to time in open market transactions or privately negotiated transactions at our discretion, subject to market conditions, customary blackout periods, and other factors. This share repurchase program does not obligate us to repurchase any outstanding shares, and the program may be limited or terminated at any time. There is no guarantee as to the exact number of shares that we will repurchase.

On September 1, 2015, we announced that our Board of Directors approved a share repurchase program authorizing the Company to repurchase up to $500 million of its common stock over a two-year period. This authorization is in addition to the standing annual authorization to repurchase shares to offset dilution resulting from equity-based awards issued under the Company’s equity compensation plans. The timing and volume of share repurchases may be executed by the Company on a discretionary basis, or pursuant to trading plans, or other arrangements. Any share repurchase under this program may be made in the open market, in privately negotiated transactions, or otherwise. This share repurchase program does not obligate us to repurchase any outstanding shares of our common stock, and the program may be limited or terminated at any time. There is no guarantee as to the exact number of shares that we will repurchase. The total amount of share repurchases that we can make in a year is limited to 75% of our prior year consolidated earnings before interest, taxes, depreciation and amortization, as defined, pursuant to a covenant requirement of our credit agreement. Under this authorization, we repurchased a total of 1,989,305 shares of our common stock at a total cost of $74 million in 2015.
The following table shows the stock repurchase activity under this $500 million program for each of the three fiscal months in the fourth fiscal quarter ended January 2, 2016:

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Dollar Value of Shares That May Yet be Purchased Under Publicly Announced Program (in Millions)

September 27 through October 24, 2015	513,421	$40.73	683,075	$471.1
October 25 through November 28, 2015	1,306,230	$34.63	1,989,305	$425.8
November 29 through January 2, 2016	—		1,989,305	$425.8
Total for the fiscal quarter	1,819,651

Stock Performance Graph
The following stock performance graph and table show Cabela’s cumulative total shareholder return on a semi-annual basis as of the last respective trading date for the five fiscal years ended January 2, 2016. The graph and table also show the cumulative total returns of the Standard and Poor’s (“S&P”) 500 Retailing Index and the S&P 500 Index. The graph and table assume that $100 was invested on December 31, 2010.

	Dec 31, 2010	Jul 1, 2011	Dec 30, 2011	Jun 29, 2012	Dec 28, 2012	Jun 28, 2013	Dec 27, 2013	Jun 27, 2014	Dec 26, 2014	Jun 26, 2015	Dec 31, 2015

Cabela’s Inc.	$100	$128	$117	$174	$187	$298	$302	$283	$237	$236	$214
S&P Retailing Index	100	106	103	121	126	155	184	175	202	228	252
S&P 500	100	107	100	108	112	128	146	156	166	167	163
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

ITEM 6. SELECTED FINANCIAL DATA

	Fiscal Year (1)
	2015	2014	2013	2012	2011
Operations Data:	(In Thousands Except Earnings per Share and Number of Stores)
Revenue:
Merchandise sales	$3,481,375	$3,200,219	$3,205,632	$2,778,903	$2,505,733
Financial Services revenue	502,543	430,385	375,810	319,399	291,746
Other revenue	13,784	17,046	18,135	14,380	13,687
Total revenue	3,997,702	3,647,650	3,599,577	3,112,682	2,811,166
Total cost of revenue	2,286,932	2,060,289	2,030,829	1,769,798	1,613,249
Selling, distribution, and administrative expenses	1,387,647	1,251,325	1,201,519	1,046,861	954,125
Impairment and restructuring charges	15,331	641	5,868	20,324	12,244
Operating income	307,792	335,395	361,361	275,699	231,548
Interest expense, net	(22,882)	(21,842)	(21,854)	(20,123)	(24,427)
Other non-operating income, net	9,717	4,924	4,021	6,138	7,346
Income before provision for income taxes	294,627	318,477	343,528	261,714	214,467
Provision for income taxes	105,297	116,762	119,138	88,201	71,847
Net income	$189,330	$201,715	$224,390	$173,513	$142,620

Earnings per basic share	$2.70	$2.84	$3.18	$2.48	$2.06
Earnings per diluted share	$2.67	$2.81	$3.13	$2.42	$2.00

Selected Balance Sheet Data:
Cash and cash equivalents (2)	$315,066	$142,758	$199,072	$288,750	$304,679
Credit card loans, net (3)	5,035,267	4,421,185	3,938,630	3,497,472	3,094,163
Inventories	819,271	760,293	644,883	552,575	494,828
Working capital (2)	4,009,042	3,816,632	3,873,732	3,159,678	2,491,591
Total assets	8,472,503	7,675,317	6,396,864	5,748,163	5,133,771
Total debt excluding Financial Services segment	861,281	499,715	331,065	336,535	344,922
Total debt of Financial Services segment	4,773,399	4,333,306	3,571,612	3,200,518	2,844,813
Total stockholders’ equity	1,828,643	1,817,510	1,606,334	1,375,979	1,181,316

Other Data:
Depreciation and amortization	$132,572	$113,097	$93,407	$79,269	$71,343
Property and equipment additions (4)	$361,186	$435,636	$347,956	$230,009	$120,739
Retail square footage, at year end	7,932	6,911	5,890	5.142	4,682
Number of stores, at year end	77	64	50	40	34

(1)
The Company follows a 52/53 week fiscal year-end cycle. Fiscal year 2015 consisted of 53 weeks and fiscal years 2014, 2013, 2012, and 2011 each consisted of 52 weeks. The fiscal year end of WFB is December 31st.

(2)
Includes amounts for the Financial Services segment totaling $157 million, $49 million, $94 million, $91 million, and $117 million at years ended 2015, 2014, 2013, 2012, and 2011, respectively. Regulatory restrictions limit our ability to use this cash for non-banking operations, including its use as working capital for our Retail or Direct businesses, or for retail store expansion.

(3)
Includes restricted credit card loans of the Cabela’s Master Credit Card Trust and related entities, of which WFB is the primary beneficiary, net of allowance for loan losses and deferred loan origination costs.

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
Cabela’s®
We are a leading specialty retailer, and the world’s largest direct marketer, of hunting, fishing, camping, and related outdoor merchandise. We provide a quality service to our customers who enjoy an outdoor lifestyle by supplying outdoor products through our omni-channel merchandising business consisting of our Retail and Direct segments. As of the end of 2015, our Retail business segment operated 77 stores, including the 13 stores that we opened in 2015 as follows:

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

At the end of 2015, we had 68 stores located in the United States and nine in Canada with total retail square footage of 7.9 million, an increase of 15% over 2014.

Our Direct business segment is comprised of our highly acclaimed website and supplemented by our catalog distributions as a selling and marketing tool. World’s Foremost Bank (“WFB,” “Financial Services segment,” or “Cabela’s CLUB”) also plays an integral role in supporting our merchandising business. The Financial Services segment is comprised of our credit card services, which reinforce our strong brand and strengthen our customer loyalty through our credit card loyalty programs.

Fiscal 2015 Executive Overview

			Increase (Decrease)	% Change
	2015	2014
	(Dollars in Thousands Except Earnings Per Diluted Share)
Revenue:
Retail	$2,658,853	$2,350,685	$308,168	13.1%
Direct	823,286	851,738	(28,452)	(3.3)
Total	3,482,139	3,202,423	279,716	8.7
Financial Services	502,543	430,385	72,158	16.8
Other revenue	13,020	14,842	(1,822)	(12.3)
Total revenue	$3,997,702	$3,647,650	$350,052	9.6

Operating income	$307,792	$335,395	$(27,603)	(8.2)

Net income	$189,330	$201,715	$(12,385)	(6.1)

Earnings per diluted share	$2.67	$2.81	$(0.14)	(5.0)

Revenues presented in the table are consistent with our presentation for total revenue as reported by segment. Revenues for 2015 totaled $4.0 billion, an increase of $350 million, or 9.6%, compared to 2014, due to increases in total merchandise sales of $280 million and Financial Services revenue of $72 million.
Total merchandise sales increased $280 million, or 8.7%, in 2015 compared to 2014. The most significant factors contributing to the net increase in total merchandise sales comparing 2015 to 2014 included the following:

•	The impact of the 53rd week in 2015 resulted in an increase in merchandise sales of $84 million.

•	Retail revenue increased $321 million in 2015 compared to 2014 from the addition of new retail stores.

•
Comparable store sales on a consolidated basis decreased $75 million, or 3.4%, compared to 2014. Comparable store sales results for our stores in the United States, which exclude Canada results and the impact of foreign currency exchange rate fluctuations, decreased 2.2% compared to 2014 mostly due to overall decreases in the clothing and footwear product category. We have seen continued softness in this category as our fall and winter apparel and footwear products were met with unseasonably warm weather across most of our major markets. The decrease in the clothing and footwear product category was partially offset by an increase of approximately $11 million in the general outdoors and hunting equipment product categories with neither of these two categories disproportionately impacting the year over year change more than the other category. The decrease in comparable store sales comparing 2015 to 2014 was driven by a decrease in the number of transactions of 6.2% partially offset by an increase in the average sales per transaction of 4.4%.

•	Adjusted for 52 weeks, Direct revenue decreased $45 million in 2015 compared to 2014 due to decreases extending across all major product categories attributable to decreases in the

•	clothing and footwear product category of approximately 51%.

•	hunting equipment product category of approximately 37%, and

•	general outdoors product category of approximately 12%.

A significant factor in the decrease in our clothing and footwear product category was the negative impact that the unseasonably warm weather in the fourth quarter of 2015 had on sales of fall and winter apparel and footwear. The decrease in the hunting equipment product category was due mostly to a shift in ammunition sales from the Direct segment to the Retail segment.
Financial Services revenue increased $72 million, or 16.8%, in 2015 compared to 2014. The increase in Financial Services revenue was primarily due to an increase in interest and fee income due to increases in credit card loans and the revolving rate and an increase in interchange income due to increases in credit card purchases and the interchange rate. Partially offsetting these increases was an increase in the provision for loan losses due primarily to growth in the average outstanding balance of credit card loans and, to a lesser extent, increases in loan delinquencies.
For fiscal year 2016, we intend to continue to monitor and take steps that are needed to respond to any number of consumer-related factors that may impact our planned growth in comparable store sales on an annual basis. These steps may include the timing of discounts offered and promotional events to meet consumer preferences or actions taken by our competitors, including demand for firearms and ammunition, which can be very volatile based on current events as well as potential future government regulation. In addition, we will also look at our strategic space allocation and improve space utilization within our stores, as well as changing our brand assortment between national brands and Cabela’s brand. We also are working closely with our vendors and actively managing our inventory levels to ensure that we have the adequate quantity and assortment of necessary products available to meet any such consumer-related factors.
Our merchandise gross profit increased $53 million, or 4.7%, to $1.2 billion in 2015 compared to 2014 primarily due to new retail store growth. Our merchandise gross profit as a percentage of merchandise sales decreased 140 basis points to 34.3% in 2015 from 35.7% in 2014 due to our markdown and pricing strategy and, to a lesser extent, increased sales of lower margin firearms, ammunition, and powersports products combined with lower sales in our higher margin soft goods and apparel categories. The impact of the decrease due to markdown and pricing strategy was disproportionately higher than the change due to increased sales of lower margin firearms, ammunition, and powersports products combined with lower sales in our higher margin soft goods and apparel categories.

Operating income decreased $28 million, or 8.2%, in 2015 compared to 2014, and operating income as a percentage of revenue decreased 150 basis points to 7.7% in 2015 compared to 9.2% in 2014. The decrease in total operating income was due to increases in consolidated operating expenses and impairment and restructuring charges and a decrease in revenue from our Direct segment. Net increases in revenue from our Retail and Financial Services segments and an increase in our merchandise gross profit partially offset the decrease in total operating income.
Operating expenses increased in 2015 compared to 2014 primarily due to additional costs from increases in the number of retail stores and costs in related support areas and due to an increase in incentive compensation in 2015 compared to 2014. In 2014, we did not incur any incentive compensation expense. Impairment and restructuring charges increased in 2015 compared to 2014 due to (i) impairment losses totaling $10 million relating to the write-off of costs pertaining to previously identified store sites and the write-down to fair value of certain land properties and (ii) a $6 million charge for severance and related benefits due to a corporate office restructure and reduction in the number of personnel.
In the second half of 2015, we launched a major multi-year corporate restructuring project aimed at lowering the Company’s operating expense base to increase our return on invested capital. We have identified numerous meaningful savings opportunities across the Company, including information technology process improvement, indirect procurement, retail labor optimization, merchandise sourcing, retail support functions, and supply chain enhancements, some of which we have already implemented, that are expected to result in a reduction of operating expenses as a percentage of total revenue by 75 to 150 basis points over the next three years. As we focus on expense management controls consistent with our multi-year corporate restructuring project, we plan to continue our omni-channel initiatives, our Cabela’s branded product investments, and our retail expansion, with current plans to open eight stores in 2016. We will continue to manage our operating costs accordingly through fiscal 2016.
Fiscal 2015 consisted of 53 weeks and fiscal 2014 consisted of 52 weeks. The table below presents results for 2015 excluding the effect of revenue earned in the last week of 2015 in order to show comparable data with 2014 and reconciles our presentation of total revenue in accordance with generally accepted accounting principles (“GAAP”) to the non-GAAP presentation excluding the 53rd week results. Management believes these non-GAAP financial results provide useful supplemental information to investors regarding revenues and trends and performance of our ongoing operations and are useful for year-over-year comparisons of such results. In addition, management evaluates results using non-GAAP adjusted total revenue. These non-GAAP results should not be considered in isolation or as a substitute for total revenue calculated in accordance with GAAP. Financial Services was not adjusted because its reporting periods end on a calendar year.

	2015 (Excluding 53rd Week)	2014	Increase (Decrease)	% Change
	(Dollars in Thousands)
Revenue:
Retail	$2,592,281	$2,350,685	$241,596	10.3%
Direct	806,773	851,738	(44,965)	(5.3)
Total merchandise sales	3,399,054	3,202,423	196,631	6.1
Financial Services	502,543	430,385	72,158	16.8
Other revenue	12,120	14,842	(2,722)	(18.3)
Total revenue (non-GAAP basis)	3,913,717	3,647,650	266,067	7.3
Total revenue - week 53	83,985	—	83,985
Total revenue (GAAP basis)	$3,997,702	$3,647,650	$350,052	9.6
The impact of the 53rd week in 2015 was to increase total revenue and revenue from our merchandising businesses by $84 million. Adjusting to be on a comparable 52-week year with 2014, revenues for 2015 totaled $3.9 billion, an increase of 7.3% compared to 2014, and revenue in our merchandising business for 2015 increased $197 million, or 6.1%, compared to 2014. The net increase in total merchandise sales comparing 2015 to 2014 was primarily due to an increase in revenue from new stores opened during 2015, partially offset by decreases in comparable store sales and Direct revenue.

The following summarizes the operating results of our three business segments. For a more detailed discussion, see “Results of Operations - 2015 Compared to 2014”.
Retail segment results for 2015 compared to 2014 were as follows:

•	revenue increased $308 million, or 13.1% (adjusted to be on a comparable 52-week year with 2014, revenue increased$242 million, or 10.3%);

•	operating income increased $7 million, or 1.7%;

•	operating income as a percentage of Retail segment revenue decreased 180 basis points to 16.0%; and

•	comparable store sales on a consolidated basis decreased 3.4%, and for our United States locations decreased 2.2%, both percentages adjusted to be on a comparable 52-week year with 2014.
The stores we opened in 2015 did not meet our sales and profitability expectations so we are slowing new store growth over the next two years as we address retail store performance and productivity. For 2016, we plan to open eight new stores with total retail square footage of approximately 600,000, which is over 7% annual square footage growth compared to the end of 2015.
In September 2015, we began operations in our new 600,000 square foot distribution center in Tooele, Utah, which will help to support our growth. In November 2015, we opened a 98,000 square foot distribution center located in Puyallup, Washington, which is near Tacoma, Washington. This leased facility allowed us to eliminate third party warehousing services on the west coast in January 2016 and to timely prioritize in-bound international freight destined for our inland distribution centers and stores, which will increase our internal service levels and deliver our products throughout our network more efficiently. In March 2015, we closed our distribution center in Winnipeg, Manitoba, Canada, as our merchandise needs in Canada are now processed by a third-party logistics provider through a leased facility in Calgary, Alberta, Canada.

Direct segment results for 2015 compared to 2014 were as follows:

•	revenue decreased $28 million, or 3.3% (adjusted to be on a comparable 52-week year with 2014, revenue decreased$45 million, or 5.3%);

•	operating income decreased $30 million, or 26.4%; and

•	operating income as a percentage of Direct segment revenue decreased 310 basis points to 10.1%.
Cabela’s CLUB continues to manage credit card delinquencies and charge-offs below industry average by adhering to our conservative underwriting criteria and active account management. Comparing Cabela’s CLUB results for 2015 to 2014:

•	Financial Services revenue increased $72 million, or 16.8%;

•	the average number of active accounts increased 6.8% to 1.9 million, and the average balance per active account increased $134;

•	the average balance of our credit card loans increased 13.4% to $4.5 billion;

•	net purchases on credit card accounts increased 6.0% to $20.2 billion; and

•	net charge-offs as a percentage of average credit card loans increased one basis point to 1.70%.

In 2015, the Financial Services segment issued $352 million in certificates of deposit, completed two term securitizations totaling $775 million, and increased a $225 million variable funding facility originally scheduled to mature in March 2015 to $300 million and extended its maturity date to March 2018.
Vision 2020
Our vision is to be the world’s best omni-channel retailer by creating intense loyalty for our outdoor brand through the legendary products and customer service delivered by our highly trained outfitters.
Game Plan for Growth. Central to Vision 2020 is our “Game Plan for Growth.” We see the potential to continue taking market share in the fragmented outdoor market, while growing organically through customer loyalty and by providing rich customer experiences in every business channel. By embracing the diverse nature of the outdoor marketplace, and regional preferences, we will be able to capitalize on the best of both traditions and trends in outfitting our customers. This means bringing customers quality products that allow them to enjoy the outdoor traditions that bring them closer to nature, and family and friends - while meeting their expectations for great values and the latest products that make their outdoors pursuits more productive and enjoyable.

The Game Plan for Growth is defined by two strategies: Focus on the Core and Foremost Advantage.
Focus on the Core – Focus on the Core will concentrate investment and resources to the categories customers most identify with Cabela’s, and where customers demand the most from us in product selection, availability, and expertise - Hunting, Fishing, Camping, and Shooting Sports.
Foremost Advantage – Based on our heritage as the World’s Foremost Outfitter, the Foremost Advantage aligns business strategies to a framework developed with over 50 years of deep customer insights. This framework will drive revenue and shareholder returns by focusing on our customers and is defined by four areas: Experience, Expertise, Excellent Value and Exceptional Products.

•	Experience – Engaging customers with rich, relevant experiences in every channel to drive a cycle of repeat visits and sales growth.

•	Expertise – Proving to customers that we are the foremost outdoor experts in the retail industry by offering end-use knowledge and experience that is trusted above all others.

•	Excellent Value – Winning customer loyalty and increasing customer purchases with the value propositions we create.

•	Exceptional Products – Offering products that meet customer demands in quality and performance.
Strategic Focus Areas
Vision 2020 and the Growth Game Plan are anchored by six strategic focus areas that will ensure winning results by defining measurable objectives and aligning strategies across the enterprise:

•	Improve Top-Line Sales

•	Increase Bottom-Line Profits

•	Retail Store Expansion and Innovation

•	Customers First

•	Focus on All Outfitters

•	Grow the CLUB
Improve Top-Line Sales – We believe smarter assortments and better floor space utilization will continue improving retail comparable store sales. Our retail merchandise performance will also be supported by focusing on the core categories of our business, while delivering top national brands, excellent values, and exceptional products for our customers. Our Direct business is poised to continue making improvements to the omni-channel customer experience and support total sales by investments in revenue-driving digital programs that support wins across both the Retail and Direct businesses.
Increase Bottom-Line Profits – Our leadership is focused on driving rigor into the business to rapidly advance business maturity, while committing to a continuous improvement culture and earning the right to be a test and learn company. We are also aggressively transforming our business by adopting leading practices to drive revenue, leverage expenses, gain competitive advantage, and increase profitability in all business units.
Retail Store Expansion and Innovation – We believe it is imperative to continue innovating how we select, design, and build our retail stores, while applying best-in-class omni-channel retail practices to improve customer experience and reduce expenses from groundbreaking to grand opening. Ongoing efforts are using learnings from our legacy in destination retail, our extensive internal customer analytics capabilities, and relationships with external partners and industry leaders to triangulate solutions that will satisfy customers and shareholders.
Customers First – Our founders believed customer service was the centerpiece of every Cabela’s experience. We have pro-staff programs connecting influential industry leaders and local experts with Cabela’s customers in our retail stores. Our hunters’ education programs are proactively working to reduce a national shortage of hunters’ education instructors with a grassroots effort centered in our stores and led by our outfitters. We are also partnering with top brands to increase sales by providing more customer service and expertise in retail stores, without increasing expenses. We have made it easier and simpler than ever before for customers to complete an order online on any device, check inventory availability at their local stores, and connect to Cabela’s on all types of social media. Multiple channel order delivery capabilities also allow us to optimize delivery expectations for customers while minimizing transportation costs. We have the capability to deliver distribution center to customer, retail store to customer, vendor to customer, in-store-pickup from retail store inventory, and in-store-pickup from distribution center inventory.

Focus on All Outfitters – Promoting diversity across the business, and building an employee base of outfitters that hails from across the country is a key component of Vision 2020. Our leadership believes in embracing people of all backgrounds and viewpoints, because there is greater value in multiple perspectives and varied experiences. We call all our employees “outfitters” for good reason. Every outfitter that interacts with a customer needs outdoor expertise, whether they are working at a cash register or building a webpage. This makes providing opportunities for outfitters to enjoy the outdoor lifestyle a priority. We accomplish this through work-life balance, discount programs, and opportunities to learn first-hand about core outdoor pursuits.
Grow the CLUB – We must continue to foster and promote the close relationship between the merchandising business and Cabela’s CLUB. Our efforts lead to perennial increases in cardholders through organic growth and retail store expansion in the United States. This close partnership between the merchandising business and Cabela’s CLUB also allows our tiered loyalty programs to increase average balances of credit card loans and total credit card loans outstanding on an annual basis.
Current Business Environment

Macroeconomic Environment – In 2015, we experienced a challenging consumer environment across all business channels. To address these issues, we increased our promotional activity, adjusted our marketing spending, and implemented operating expense controls to levels consistent with how our business was performing. In addition, during the last half of 2015, we launched a major multi-year corporate restructuring project aimed at lowering the Company's operating expenses. The Financial Services segment continues to monitor developments in the securitization and certificates of deposit markets to ensure adequate access to liquidity. We expect our charge-off rates and delinquency levels to remain below industry averages.

Developments in Legislation and Regulation – Since the latter part of 2012, there has been significant discussion regarding enacted gun control legislation and potential gun control legislation, primarily aimed at modern sporting rifles, certain semiautomatic pistols, and high capacity magazines. For example, the States of Colorado, Connecticut, Maryland, and New York have enacted legislation that prohibits the sale of certain high capacity magazines and, in some cases, the sale of certain firearms. We do not expect this state legislation to have a significant impact on our business. We are a federally licensed firearm dealer that conducts required background checks on prospective firearms purchasers. As such, we do not expect the executive action announced in January 2016 regarding background checks for all purchases of firearms to have a significant impact on our business. Any new federal legislation that prohibits the sale of certain modern sporting rifles, semiautomatic pistols, or ammunition could negatively impact our hunting equipment sales.
Pursuant to certain liquidity requirements under the interim final rules and the joint final rules implemented under the regulatory capital reforms recommended by the Basel Committee on Banking Supervision in December 2010 (referred to as “Basel III”), the noteholders under two of the variable funding facilities issued under WFB’s securitization program have requested and obtained amendments to their respective transaction documents. In one case, the amendments permit the noteholders to delay funding an advance requested under that facility for up to 35 days. In the other case, the amendments require WFB to provide 35 days’ prior notice in connection with requests for certain advances. These changes and any similar changes requested by the noteholders under any other variable funding facility could delay or disrupt access to funding under the variable funding facilities. Moreover, the liquidity requirements under Basel III could result in an increase in the borrowing costs under the variable funding facilities.
The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Reform Act”) was signed into law in July 2010 and has made extensive changes to the laws regulating financial services firms and credit rating agencies and requires significant rule-making. The changes resulting from the Reform Act may impact our profitability, require changes to certain Financial Services segment business practices, impose upon the Financial Services segment more stringent capital, liquidity, and leverage ratio requirements, increase the Federal Deposit Insurance Corporation’s (“FDIC”) deposit insurance premiums, or otherwise adversely affect the Financial Services segment’s business. These changes may also require the Financial Services segment to invest significant management attention and resources to evaluate and make necessary changes.

The Reform Act also established the Consumer Financial Protection Bureau (the “Bureau”) within the Federal Reserve, a new federal consumer protection regulator. The Bureau has broad rulemaking and enforcement authority over providers of credit, savings, and payment services and products, and WFB is subject to its regulation. While the Bureau does not currently examine WFB, it receives information from the FDIC, WFB’s primary regulator. The Bureau also has rulemaking and interpretive authority under existing and future consumer financial services laws. The Bureau is specifically authorized to issue rules identifying as unlawful acts or practices it defines as “unfair, deceptive, or abusive acts or practices” in connection with a consumer or in connection with a consumer financial product or service.

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

Several rules and regulations have been proposed or adopted that may substantially affect issuers of asset-backed securities. On December 10, 2013, the Federal Reserve, the Office of the Comptroller of the Currency, the FDIC, and the Securities and Exchange Commission (“SEC”) approved joint final regulations implementing the provisions of the Reform Act commonly referred to as the “Volcker Rule.” Generally, the Volcker Rule and the implementing regulations prohibit any banking entity from engaging in proprietary trading and from investing in, sponsoring, or having certain relationships with a hedge fund or private equity fund, subject to exemptions for certain permitted activities. These regulations limit our ability to engage in the types of transactions covered by the Volcker Rule, and may impose compliance, monitoring, and reporting obligations on us and WFB under certain circumstances. Although the effective date of the regulations is April 1, 2014, the Federal Reserve approved an extension of the conformance period until July 21, 2016, and has announced its intention to further extend the conformance period until July 21, 2017. We are continuing to assess the impact, if any, that the Volcker Rule and the implementing regulation will have on our Retail, Direct, and Financial Services segments, but we do not expect the Volcker Rule to have a material impact on WFB’s securitization program.

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
On October 22, 2014, pursuant to the provisions of the Reform Act, the FDIC, the SEC, the Federal Reserve, and certain other federal agencies adopted regulations that impose a five percent risk retention requirement for credit card securitizations that are issued after December 2016. We have not determined whether WFB’s existing forms of risk retention will satisfy the regulatory requirements, whether structural changes will be necessary, or whether the risk retention requirement will impact the Financial Services segment’s ability or desire to continue to rely on the securitization market for funding.
On September 19, 2011, the SEC proposed a new rule under the Securities Act of 1933, as amended, to implement certain provisions of the Reform Act. Under the proposed rule, an underwriter, placement agent, initial purchaser, or sponsor of an asset-backed security, or any affiliate of any such person, shall not at any time within one year after the first closing of the sale of the asset-backed security engage in any transaction that would involve or result in any material conflict of interest with respect to any investor in a transaction arising out of such activity. The proposed rule would exempt certain risk mitigating hedging activities, liquidity commitments, and bona fide market-making activity. It is not clear how the final rule will differ from the proposed rule, if at all. The final rule’s impact on the securitization market and the Financial Services segment is also unclear at this time.

Operations Review
Our operating results expressed as a percentage of revenue were as follows for the years ended:

	2015	2014	2013

Revenue	100.00%	100.00%	100.00%
Cost of revenue (exclusive of depreciation and amortization)	57.21	56.48	56.42
Gross profit (exclusive of depreciation and amortization)	42.79	43.52	43.58
Selling, distribution, and administrative expenses	34.71	34.30	33.38
Impairment and restructuring charges	0.38	0.02	0.16
Operating income	7.70	9.20	10.04
Other income (expense):
Interest expense, net	(0.57)	(0.60)	(0.61)
Other income, net	0.24	0.13	0.11
Total other income (expense), net	(0.33)	(0.47)	(0.50)
Income before provision for income taxes	7.37	8.73	9.54
Provision for income taxes	2.63	3.20	3.31
Net income	4.74%	5.53%	6.23%

Results of Operations – 2015 Compared to 2014
Revenues

Retail revenue includes sales realized and customer services performed at our retail stores, sales from orders placed through our retail store Internet kiosks, and sales from customers utilizing our in-store pick-up program. Direct revenue includes Internet and call center (catalog) sales from orders placed through our website, over the phone, and by mail where the merchandise is shipped through our omni-channel fulfillment process to our customers at locations of their choice. Retail and Direct revenue also includes sales from the redemption of loyalty points earned by Cabela’s CLUB Visa cardholders of our Financial Services segment. Financial Services revenue is comprised of interest and fee income, interchange income, other non-interest income, interest expense, provision for loan losses, and customer rewards costs from our credit card operations. Other revenue sources include the value of unredeemed points earned that are associated with the Company’s loyalty rewards programs for Cabela’s CLUB issued credit cards, net of the estimated costs of the points; fees for hunting and fishing outfitter services; fees from a full-service travel agency business; real estate rental income and land sales; and other complementary business services.
Our retail stores are included in our distribution network through the omni-channel fulfillment process. Therefore, we ship products to our customers from both our distribution centers and our retail stores, so customers who order through our call centers or website are not solely dependent upon the stock we have in our distribution centers.

Comparisons and analysis of our revenues are presented below for the years ended:

					Increase (Decrease)	% Change
	2015	%	2014	%
	(Dollars in Thousands)

Retail	$2,658,853	66.5%	$2,350,685	64.4%	$308,168	13.1%
Direct	823,286	20.6	851,738	23.4	(28,452)	(3.3)
Financial Services	502,543	12.6	430,385	11.8	72,158	16.8
Other	13,020	0.3	14,842	0.4	(1,822)	(12.3)
Total	$3,997,702	100.0%	$3,647,650	100.0%	$350,052	9.6
Product Sales Mix – The following table sets forth the percentage of our merchandise revenue contributed by major product categories for our Retail and Direct segments and in total for the years ended:

	Retail		Direct		Total
	2015	2014	2015	2014	2015	2014

Hunting Equipment	48.4%	47.1%	36.5%	37.1%	45.5%	44.3%
General Outdoors	30.4	29.6	33.8	32.0	31.2	30.3
Clothing and Footwear	21.2	23.3	29.7	30.9	23.3	25.4
Total	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
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
Retail Revenue – Retail revenue increased $308 million, or 13.1%, in 2015 compared to 2014 primarily due to an increase of $321 million in revenue from the addition of new retail stores. The 53rd week in 2015 increased Retail revenue by $66 million; therefore, adjusted for 52 weeks, Retail revenue increased $242 million in 2015 compared to 2014.
The increase in retail revenue from new retail stores was partially offset by a decrease in comparable store sales of $75 million. A store is included in our comparable store sales base on the first day of the month following the fifteen month anniversary of 1) its opening or acquisition, or 2) any changes to retail store space greater than 25% of total square footage of the store.
Comparable store sales and analysis are presented below for the years ended:

			Increase (Decrease)	% Change
	2015 (1)	2014
	(Dollars in Thousands)

Comparable stores sales on a consolidated basis	$2,093,125	$2,167,854	$(74,729)	(3.4)%
Comparable stores sales - United States stores only	1,984,362	2,028,605	(44,243)	(2.2)
Comparable stores sales on a constant currency basis (2)				(2.5)

(1)	Excludes the 53rd week in 2015 to present on a comparable 52-week basis.

(2)	Reflects the elimination of fluctuations in foreign currency exchange rates.

Comparable store sales on a consolidated basis decreased $75 million, or 3.4%, compared to 2014. Comparable store sales results for our stores in the United States, which exclude Canada results and the impact of foreign currency exchange rate fluctuations, decreased 2.2% compared to 2014 mostly due to overall decreases in the clothing and footwear product category. The decrease in the clothing and footwear product category was partially offset by an increase of approximately $11 million in the general outdoors and hunting equipment product categories with neither of these two categories disproportionately impacting the year over year change more than the other category.
We have seen continued softness in our apparel categories as our fall and winter assortments were met with unseasonably warm weather across most of our major markets. The decrease in comparable store sales comparing 2015 to 2014 was driven by a decrease in the number of transactions of 6.2% partially offset by an increase in the average sales per transaction of 4.4%. To respond to the softness of sales in our apparel and footwear categories, we have taken a number of actions. We have tested national brand shops in a number of stores, and the results indicate no gross margin rate loss versus our base stores, greater productivity in sales per square foot, and higher penetration of casual apparel sales versus the base. We plan to increase the store count in this test in 2016. We also will be testing alternate labor strategies in our apparel areas to provide better sales coverage during peak selling times. Lastly, our plan for 2016 assumes a greater focus on everyday value in the “better” part of our assortment.
Average sales per square foot for stores that were open during the entire year were $344 for 2015 compared to $348 for 2014. Our new format stores continue to generate an increase in sales per square foot compared to our legacy stores. However, the stores we opened in 2015 did not meet our sales and profitability expectations and, as a result, we intend to slow new store growth over the next two years as we address retail store performance and productivity. Currently, we are analyzing our store model to assess store level performance and productivity including sales per square foot, store operating contribution margin, store cash flow, construction costs within a store, allocation of space within a store, brand assortment between national brands and Cabela’s brand, and customer experience within a store. Our goal is to have a store model that is more predictable in order to maximize sales, margins, cash flows, and an acceptable return on invested capital. We plan to open eight new stores in 2016 with total retail square footage of approximately 600,000, which is over 7% annual square footage growth compared to the end of 2015.
In addition, our Cabela’s branded products continue to be a core focus for us, as we saw growth of over 1% in Cabela’s branded product categories in 2015 compared to 2014. In 2015, our Cabela’s branded merchandise accounted for approximately 24% of total merchandise revenue compared to approximately 26% in 2014.

We recognize revenue as gift certificates and gift cards (“gift instruments”) are redeemed for merchandise or services. We record gift instrument breakage as Retail revenue when the probability of redemption is remote. Gift instrument breakage recognized was $10 million and $9 million for 2015 and 2014, respectively. Our gift instrument liability at the end of 2015 and 2014 was $184 million and $175 million, respectively.
Direct Revenue – Direct revenue decreased $28 million, or 3.3%, in 2015 compared to 2014. The 53rd week in 2015 increased Direct revenue by $17 million; therefore, adjusted for 52 weeks, Direct revenue decreased $45 million in 2015 compared to 2014. The decrease in Direct revenue was due to decreases in each of our three major product categories comparing the respective years attributable to decreases in the

•	clothing and footwear product category of approximately 51%,

•	hunting equipment product category of approximately 37%, and

•	general outdoors product category of approximately 12%.
A significant factor in the decrease in our clothing and footwear product category was the negative impact that the unseasonably warm weather in the fourth quarter of 2015 had on sales of fall and winter apparel and footwear. The decrease in the hunting equipment product category was due mostly to a shift in ammunition sales from the Direct segment to the Retail segment.
Internet sales increased slightly in 2015 (53 weeks) compared to 2014 (52 weeks). The number of visitors to our website increased 15% in 2015 compared to a decrease of 8% in 2014 as we saw a return to normalized traffic after the surge in sales of ammunition in 2013 and the subsequent decrease in 2014. We intend to expand our drop-ship sales program through our high traffic website, which will increase the exposure of national brands, provide low risk expansion of product lines, and provide faster distribution of products.

Financial Services Revenue – The following table sets forth the components of Financial Services revenue for the years ended:

			Increase (Decrease)	% Change
	2015	2014
	(Dollars in Thousands)

Interest and fee income	$481,731	$400,948	$80,783	20.1%
Interest expense	(68,827)	(64,167)	4,660	7.3
Provision for loan losses	(85,120)	(61,922)	23,198	37.5
Net interest income, net of provision for loan losses	327,784	274,859	52,925	19.3
Non-interest income:
Interchange income	394,037	366,633	27,404	7.5
Other non-interest income	2,990	3,338	(348)	(10.4)
Total non-interest income	397,027	369,971	27,056	7.3
Less: Customer rewards costs	(222,268)	(214,445)	7,823	3.6
Financial Services revenue	$502,543	$430,385	$72,158	16.8
Financial Services revenue increased $72 million, or 16.8%, in 2015 compared to 2014. The increase in interest and fee income of $81 million was due to increases in credit card loans and the revolving rate. The increase in interchange income of $27 million was primarily due to increases in credit card purchases and the interchange rate. The increase in the provision for loan losses of $23 million was due to growth in the average outstanding balance of credit card loans and, to a lesser extent, increases in loan delinquencies.
The following table sets forth the components of Financial Services revenue as a percentage of average total credit card loans, including any accrued interest and fees, for the years ended:

	2015	2014

Interest and fee income	10.8%	10.2%
Interest expense	(1.5)	(1.6)
Provision for loan losses	(1.9)	(1.6)
Interchange income	8.8	9.3
Other non-interest income	0.1	0.1
Customer rewards costs	(5.0)	(5.5)
Financial Services revenue	11.3%	10.9%
Our Cabela’s CLUB Visa credit card loyalty program allows customers to earn points whenever and wherever they use their credit card, and then redeem earned points for products and services at our retail stores or through our Direct business. The percentage of our merchandise sold to customers using the Cabela’s CLUB Visa credit card was 30% for both 2015 and 2014. The dollar amount related to points is accrued as earned by the cardholder and recorded as a reduction in Financial Services revenue. The dollar amount of unredeemed credit card points and loyalty points was $181 million at the end of 2015 compared to $165 million at the end of 2014.

Key statistics reflecting the performance of Cabela’s CLUB are shown in the following table for the years ended:

			Increase (Decrease)	% Change
	2015	2014
	(Dollars in Thousands Except Average Balance per Active Account)

Average balance of credit card loans (1)	$4,465,058	$3,937,192	$527,866	13.4%
Average number of active credit card accounts	1,940,534	1,817,012	123,522	6.8
Average balance per active credit card account (1)	$2,301	$2,167	$134	6.2
Purchases on credit card accounts, net	$20,213,403	$19,066,829	$1,146,574	6.0
Net charge-offs on credit card loans (1)	$75,846	$66,553	$9,293	14.0
Net charge-offs as a percentage of average credit card loans (1)	1.70%	1.69%	0.01%

(1)	Includes accrued interest and fees.
The average balance of credit card loans increased to $4.5 billion, or 13.4%, for 2015 compared to 2014 due to increases in the number of active accounts and the average balance per account. We define an active credit card account as any account with an outstanding debit or credit balance at the end of any respective month. The average number of active accounts increased to 1.9 million, or 6.8%, compared to 2014 due to our successful marketing efforts in new account acquisitions. Net charge-offs as a percentage of average credit card loans increased to 1.70% for 2015, up one basis point compared to 2014, primarily due to increases in loan delinquencies and a decrease in payment rates, partially offset by improvements in recovery rates. Recovery rates were positively impacted in 2015 due to a bulk sale of bankruptcy loans and acceleration of the timing of a sale of charged-off loans, which resulted in an 11 basis point reduction in the charge-off rate.

See “Asset Quality of Cabela’s CLUB” in this report for additional information on trends in delinquencies and non-accrual loans and analysis of our allowance for loan losses.

Other Revenue
Other revenue decreased $2 million in 2015 to $13 million compared to 2014 primarily due to a decrease in real estate sales revenue in 2015 compared to 2014.
Merchandise Gross Profit

Merchandise gross profit is defined as merchandise sales, including shipping fees charged to customers, less the costs of related merchandise sold and shipping costs. Comparisons of merchandise gross profit and merchandise gross profit as a percentage of merchandise sales for our operations, year over year, and to the retail industry in general, are impacted by:

•	retail store, distribution, and warehousing costs (including depreciation and amortization), which we exclude from our cost of revenue;

•	customer service related revenue we include in merchandise sales for which there are no costs of revenue; and

•	shipping costs we include in cost of revenue.
Comparisons and analysis of our merchandise gross profit on merchandise sales are presented below for the years ended:

			Increase (Decrease)	% Change
	2015	2014
	(Dollars in Thousands)

Merchandise sales	$3,481,375	$3,200,219	$281,156	8.8%
Merchandise gross profit	1,194,821	1,141,328	53,493	4.7
Merchandise gross profit as a percentage of merchandise sales	34.3%	35.7%	(1.4)%

Our merchandise gross profit increased $53 million, or 4.7%, to $1.2 billion in 2015 compared to 2014 primarily due to new retail store growth. Our merchandise gross profit as a percentage of merchandise sales decreased 140 basis points to 34.3% in 2015 from 35.7% in 2014 due to our markdown and pricing strategy and, to a lesser extent, increased sales of lower margin firearms, ammunition, and powersports products combined with lower sales in our higher margin soft goods and apparel categories. The impact of the decrease due to markdown and pricing strategy was disproportionately higher than the change due to increased sales of lower margin firearms, ammunition, and powersports products combined with lower sales in our higher margin soft goods and apparel categories.
Selling, Distribution, and Administrative Expenses
Selling, distribution, and administrative expenses (“SD&A”) include all operating expenses related to our retail stores, website, distribution centers, product procurement, Cabela’s CLUB credit card operations, and overhead costs, including: advertising and marketing, catalog costs, employee compensation and benefits, occupancy costs, information systems processing, and depreciation and amortization.

Comparisons and analysis of our SD&A expenses are presented below for the years ended:

			Increase (Decrease)	% Change
	2015	2014
	(Dollars in Thousands)

SD&A expenses	$1,387,647	$1,251,325	$136,322	10.9%
SD&A expenses as a percentage of total revenue	34.7%	34.3%	0.4%
Retail store pre-opening costs	$22,751	$24,338	$(1,587)	(6.5)
SD&A expenses increased $136 million, or 10.9%, in 2015 (53 weeks) compared to 2014 (52 weeks). SD&A expenses increased primarily due to additional costs from increases in the number of new stores and costs in related support areas and a $14 million increase in incentive compensation in 2015. We did not incur any incentive compensation expense in 2014. In 2015, we incurred a $6 million charge for severance and related benefits (which was included in impairment and restructuring charges in the consolidated statements of income) due to a corporate office restructure and reduction in the number of personnel. In addition to this reduction in the number of corporate personnel, we continue to focus on expense management throughout the Company pursuant to a major multi-year corporate restructuring project aimed at lowering the Company’s operating expense base. In 2015, we identified several expense reduction opportunities that we have implemented or are in the process of implementing that should benefit operating income in upcoming periods. The goal of this restructuring project is to reduce operating expenses as a percentage of total revenue by 75 to 150 basis points over the next three years.
The most significant factors contributing to the changes in SD&A expenses in 2015 compared to 2014 included:

•
an increase of $94 million in employee compensation, benefits, and contract labor primarily due to increases in the number of new stores and costs in related support areas, which increase also includes a $14 million increase in incentive compensation in 2015; and

•
an increase of $32 million in building costs and depreciation primarily due to additional costs from increases in the number of new stores and to the operations and maintenance of our existing retail stores as well as corporate offices.

Significant changes in our consolidated SD&A expenses related to specific business segments included:

Retail Segment:

•	An increase of $43 million in employee compensation, benefits, and contract labor primarily due to the opening of new retail stores.

•
An increase of $27 million in building costs and depreciation primarily due to additional costs from increases in the number of new stores and to the operations and maintenance of our existing retail stores.

Direct Segment:

•	A decrease of $1 million in employee compensation, benefits, and contract labor in part related to our emphasis on operating expense management.

Financial Services Segment:

•	An increase of $9 million in employee compensation, benefits, and contract labor to support the growth of credit card operations.

Corporate Overhead, Distribution Centers, and Other:

•
An increase of $43 million in employee compensation, benefits, and contract labor primarily due to costs in related support areas, which increase also includes a $14 million increase in incentive compensation in 2015.

•	An increase of $5 million in building costs primarily related to the operations and maintenance of our corporate office to support operational growth.
Impairment and Restructuring Charges

Impairment and restructuring charges consisted of the following for the years ended:

	2015	2014
Impairment losses relating to:
Property, equipment, and other assets	$3,874	$—
Other property	5,901	—
	9,775	—
Restructuring charges for severance and related benefits	5,556	641
Total	$15,331	$641
Impairment - Long-lived assets are evaluated for possible impairment (i) whenever changes in circumstances may indicate that the carrying value of an asset may not be recoverable and (ii) at least annually for recurring fair value measurements and for those assets not subject to amortization. In 2015 and 2014, we evaluated the recoverability of economic development bonds, property (including existing store locations and future retail store sites), equipment, goodwill, other property, and other intangible assets. We intend to sell our other property as soon as any such sale could be economically feasible, and we continue to monitor such property for impairment.

In 2015, we recognized an impairment loss of $4 million relating to the write-off of costs pertaining to store sites we had previously identified as future retail store locations but in 2015 decided not to develop based on the Company’s plans to scale back retail store expansion for 2016 and 2017. This impairment was recorded in the Retail segment. Also in 2015, an impairment loss totaling $6 million was recognized on three separate parcels of land. The fair value on two parcels of land were based on appraisals and the fair value on the third parcel of land was based on discounted cash flow projection estimates (Level 3 inputs). This impairment loss was recognized in the Corporate Overhead and Other segment. We did not recognize any impairment during 2014.

Local economic trends, government regulations, and other restrictions where we own properties may impact management projections that could change undiscounted cash flows in future periods and which could trigger possible future write downs.
Restructuring Charges - In 2015, we incurred charges totaling $6 million for severance and related benefits due to a corporate office restructure and reduction in the number of personnel. The liability for severance benefits was included in accrued expenses and other liabilities in our consolidated balance sheets and will be reduced as payments are disbursed, which will be substantially completed over the next 12 months. The charges were recognized in the Corporate Overhead and Other segment.

In June 2014, we announced the transition to a third-party logistics provider for our distribution needs in Canada and the closing of our distribution center in Winnipeg, Manitoba. Accordingly, in 2014, we recognized a restructuring charge related to employee severance agreements and termination benefits totaling approximately $1 million. This restructuring charge was recognized in the Corporate Overhead and Other segment.

Operating Income

Operating income is revenue less cost of revenue; selling, distribution, and administrative expenses; and impairment and restructuring charges. Operating income for our merchandise business segments excludes costs associated with operating expenses of distribution centers, procurement activities, and other corporate overhead costs.
Comparisons and analysis of operating income are presented below for the years ended:

			Increase (Decrease)	% Change
	2015	2014
	(Dollars in Thousands)

Total operating income	$307,792	$335,395	$(27,603)	(8.2)%
Total operating income as a percentage of total revenue	7.7%	9.2%	(1.5)%

Operating income by business segment:
Retail	$424,609	$417,655	$6,954	1.7
Direct	82,913	112,717	(29,804)	(26.4)
Financial Services	172,988	111,650	61,338	54.9

Operating income as a percentage of segment revenue:
Retail	16.0%	17.8%	(1.8)%
Direct	10.1	13.2	(3.1)
Financial Services	35.9	26.9	9.0
Total operating income decreased $28 million, or 8.2%, in 2015 compared to 2014, and total operating income as a percentage of total revenue decreased 150 basis points to 7.7% for 2015. The decreases in total operating income and total operating income as a percentage of total revenue were primarily due to increases in consolidated operating expenses and impairment and restructuring charges and a decrease in revenue from our Direct segment. These decreases to operating income were partially offset by increases in revenue from our Retail and Financial Services segments and an increase in our merchandise gross profit. Operating expenses increased in 2015 compared to 2014 primarily due to additional costs from increases in the number of new stores and costs in related support areas, and due to an increase in incentive compensation in 2015 as we did not incur any incentive compensation expense in 2014. We are focusing on expense management throughout the Company and have implemented many expense reduction efforts that should continue to benefit operating income in upcoming periods. We plan to continue our retail expansion, our omni-channel initiatives, and our Cabela’s branded product investments as we focus on expense management controls consistent with our multi-year corporate restructuring project.
Under an Intercompany Agreement, the Financial Services segment pays to the Retail and Direct business segments a fixed license fee that includes 70 basis points on all originated charge volume of the Cabela’s CLUB Visa credit card portfolio. In addition, among other items, the agreement requires the Financial Services segment to reimburse the Retail and Direct segments for certain promotional costs, which are recorded as a reduction to Financial Services segment revenue and as a reduction to merchandise costs associated with the Retail and Direct segments. Beginning in the second quarter of 2014, this reimbursement from our Financial Services segment to our Retail and Direct segments for certain promotional costs has been adjusted to eliminate in consolidation. Periods prior to the second quarter of 2014 have not been adjusted.

Also, if the total risk-based capital ratio of WFB is greater than 13% at any quarter end, the Financial Services segment must pay an additional license fee to the Retail and Direct business segments equal to 50% of the amount that the total risk-based capital ratio exceeds 13%. At December 31, 2015, and the end of each calendar quarter in 2015, the total risk-based capital ratio of WFB did not exceed this 13% threshold, so no additional license fee was paid. At March 31, 2014, the total risk-based capital ratio of WFB exceeded 13%. Therefore, in accordance with our Intercompany Agreement, an additional license fee of $11 million was paid in April 2014 by the Financial Services segment to the Retail segment ($7 million) and Direct segment ($4 million) and was classified in selling, distribution, and administrative expenses. Comparing the changes in operating income as a percentage of segment revenue in 2015 to 2014, this additional license fee payment of $11 million to our segments accounted for:
•0.3% of the 1.8% decrease for the Retail segment,
•0.5% of the 3.1% decrease for the Direct segment, and
•2.6% of the 9.0% increase for the Financial Services segment.

Total fees paid under the Intercompany Agreement by the Financial Services segment to these two segments, including the $11 million payment in 2014 triggered by the excess total risk-based capital ratio provision, increased $2 million in 2015 compared to 2014; a $13 million increase to the Retail segment and an $11 million decrease to the Direct segment.

Interest (Expense) Income, Net
Interest expense, net of interest income, was $23 million and $22 million in 2015 and 2014, respectively. We incur interest expense on our revolving credit facilities, our long-term debt, and on the balance of unrecognized tax benefits. The amount of interest capitalized increased to $10 million in 2015 compared to $8 million in 2014 primarily due to our new corporate facility and the distribution center in Tooele, Utah. However, this increase in the amount of interest capitalized comparing the respective years was partially offset due to additional interest expense recognized in 2015 associated with our uncertain tax positions, the issuances of the new unsecured notes for $250 million in August 2015 and $300 million in December 2015, and higher outstanding balances on our revolving credit facility in 2015 compared to 2014.

Other Non-Operating Income, Net

Other non-operating income was $10 million in 2015 compared to $5 million in 2014. This income is primarily from interest earned on our economic development bonds.
Provision for Income Taxes

Our effective tax rate was 35.7% in 2015 compared to 36.7% in 2014. The decrease in our effective tax rate comparing the respective years was primarily due to a decrease in our effective tax rate related to tax adjustments attributable to changes in the mix of taxable income between the United States and foreign tax jurisdictions and completion of a retroactive research and development tax credit study during 2015. These decreases in our effective tax rate were partially offset by increases in unrecognized tax benefits and a deferred tax asset valuation allowance related to Canada taxable net operating losses.
The balance of unrecognized tax benefits totaled $73 million at January 2, 2016, and was classified in long-term liabilities in our consolidated balance sheet, compared to a total of $102 million at December 27, 2014, with $46 million classified in accrued expenses and other liabilities and $56 million in long-term liabilities.

Results of Operations – 2014 Compared to 2013

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
The decrease in comparable store sales comparing 2014 to 2013 was driven by a decrease in the number of transactions of 12.2% and in average sales per transaction of 0.1%. In addition, the $255 million decrease in comparable store sales was across all major product categories comparing 2014 to 2013, and was attributable to decreases in the

•	hunting equipment product category of approximately 76%,

•	general outdoors product category of approximately 11%, and

•	clothing and footwear product category of approximately 13%.

As noted in the preceding paragraph, most of the decrease in comparable store sales was due to a decrease in the hunting equipment product category, with 87% of such decrease primarily due to a decrease in sales of firearms and ammunition, as consumer demand for firearms and ammunition was significantly greater in 2013 compared to 2014. We believed that the decreases in sales of firearms and ammunition had begun to level out in 2014, and we expected sales of firearms and ammunition to return to more normalized levels in fiscal 2015. Gift instrument breakage recognized was $9 million and $7 million for 2014 and 2013, respectively. Average sales per square foot for stores that were open during the entire year were $348 for 2014 compared to $385 for 2013 due to the reasons discussed above. However, our new format retail stores continued to perform better on a sales per square foot basis than our legacy stores.
Direct Revenue – Direct revenue decreased $122 million, or 12.5%, in 2014 compared to 2013. This $122 million decrease in Direct revenue was across all major product categories and was attributable to decreases in the

•	hunting equipment product category of approximately 72%,

•	general outdoors product category of approximately 8%, and

•	clothing and footwear product category of approximately 20%.

As noted above, most of the decrease in Direct revenue was due to a decrease in the hunting equipment product category with 82% of such decrease primarily due to a decrease in sales of ammunition and other shooting related products compared to 2013. Although we are not able to specifically quantify the impact, we believe that our Direct revenue also decreased in 2014 compared to 2013 from expected cannibalization due to our customers shopping at new Cabela’s retail store locations.
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

Financial Services revenue increased $55 million, or 14.5%, in 2014 compared to 2013. The increase in interest and fee income of $58 million was due to increases in credit card loans and the mix of credit card loans carrying interest, partially offset by lower rates in LIBOR. The provision for loan losses increased $19 million primarily due to growth in the average outstanding balance of credit card loans in 2014 compared to 2013. In addition, the provision for loan losses in 2013 was lower, in part, due to declining balances in our restructured loan portfolio, improvements in historical charge-off trends, and other performance data in this portfolio. The increase in interchange income of $22 million was primarily due to an increase in credit card purchases, partially offset by a decrease in the interchange rate. The decrease in other non-interest income was a result of the discontinuance of an identity theft program in 2013. The increase in credit card purchases also increased customer rewards costs, with such increase in 2014 compared to 2013 offset by the adjustment in the presentation of reimbursements between segments for certain promotional costs totaling $15 million for 2014. The impact of this reimbursement adjustment resulted in an increase in Financial Services revenue and an increase in merchandise cost of sales by the same amount. This presentation will be ongoing and had no impact on consolidated operating income or earnings per diluted share.

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

Key statistics reflecting the performance of Cabela's CLUB are shown in the following table for the years ended:

			Increase (Decrease)	% Change
	2014	2013
	(Dollars in Thousands Except Average Balance per Active Account)

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
Selling, Distribution, and Administrative Expenses
Comparisons and analysis of our selling, distribution, and administrative expenses were as follows for the years ended:

			Increase (Decrease)	% Change
	2014	2013
	(Dollars in Thousands)

SD&A expenses	$1,251,325	$1,201,519	$49,806	4.1%
SD&A expenses as a percentage of total revenue	34.3%	33.4%	0.9%
Retail store pre-opening costs	$24,338	$22,405	$1,933	8.6

Selling, distribution, and administrative expenses increased $50 million, or 4.1%, in 2014 compared to 2013. Selling, distribution, and administrative expenses increased primarily due to additional costs from increases in the number of new stores and costs in related support areas. We focused on expense management throughout the Company and implemented many expense reduction efforts that have shown benefits in 2014 and should continue to benefit operating income in upcoming periods. The most significant factors contributing to the changes in selling, distribution, and administrative expenses in 2014 compared to 2013 included:

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

•	an increase of $9 million in bad debt expense due to fraudulent transactions on the Cabela’s CLUB credit card.

Significant changes in our selling, distribution, and administrative expenses related to specific business segments included the following:
Retail Segment:

•
An increase of $26 million in building costs and depreciation primarily due to additional costs from increases in the number of new stores and to the operations and maintenance of our existing retail stores.

•	An increase of $24 million in advertising and promotional costs.

•	An increase of $14 million in employee compensation, benefits, and contract labor primarily due to the opening of new retail stores.
Direct Segment:

•	A decrease of $20 million in employee compensation, benefits, and contract labor in part related to our emphasis on operating expense management.

•	An increase of $20 million in advertising and promotional costs.

•	A decrease of $2 million in building costs and depreciation.

Financial Services Segment:

•	An increase of $9 million in bad debt expense due to fraudulent transactions on the Cabela’s CLUB credit card.

•	An increase of $3 million in employee compensation, benefits, and contract labor to support the growth of credit card operations.

•	A decrease of $1 million in advertising and promotional costs.

Corporate Overhead, Distribution Centers, and Other:

•	A decrease of $19 million in employee compensation, benefits, and contract labor primarily due to a reduction in incentive compensation and our emphasis on operating expense management.

•	An increase of $14 million in building costs primarily related to the operations and maintenance of our corporate office to support operational growth.

•	A decrease of $23 million in advertising and promotional costs primarily due to cost allocations between segments.

Impairment and Restructuring Charges

Impairment and restructuring charges consisted of the following for the years ended:

	2014	2013
Impairment losses relating to:
Accumulated amortization of deferred grant income	$—	$4,931
Property, equipment, and other assets	—	937
	—	5,868
Restructuring charges for severance and related benefits	641	—
Total	$641	$5,868
In 2014 and 2013, we evaluated the recoverability of economic development bonds, property (including existing store locations and future retail store sites), equipment, goodwill, other property, and other intangible assets.

On June 11, 2014, we announced the transition to a third-party logistics provider for our distribution needs in Canada and the closing of our distribution center in Winnipeg, Manitoba, in March 2015. The third-party logistics provider began processing a portion of our Canada merchandise in a Calgary, Alberta, distribution center in October 2014. Accordingly, in the second quarter of 2014 the Company recognized a restructuring charge related to employee severance agreements and termination benefits totaling approximately $1 million. This restructuring charge was recognized in the Corporate Overhead and Other segment. We expected to incur approximately $2 million in additional incremental expenses related to the transition to this third-party logistics provider and the closing of our current distribution center in the first half of fiscal 2015.

On February 4, 2014, a United States district court (the “Court”) entered a judgment against the Company in the amount of $14 million relating to litigation regarding a breach of a retail store radius restriction. At December 28, 2013, pursuant to this judgment, we recognized a liability of $14 million, including an estimated amount for legal fees and costs, in our consolidated balance sheet. The recognition of this liability at December 28, 2013, resulted in the Company recording an increase to the carrying amount of the related retail store property through a reduction in deferred grant income by the amount repayable, plus legal and other costs. The cumulative additional depreciation that would have been recognized through December 28, 2013, as an expense in the absence of these grants was recognized in 2013 as depreciation expense. Therefore, the adjustment that reduced the deferred grant income of this retail store property at December 28, 2013, resulted in an increase in depreciation expense of $5 million in 2013, which was included in impairment and restructuring charges in the consolidated statements of income. This impairment loss was recognized in the Retail segment.
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

Under an Intercompany Agreement, the Financial Services segment pays to the Retail and Direct business segments a fixed license fee that includes 70 basis points on all originated charge volume of the Cabela’s CLUB Visa credit card portfolio. In addition, among other items, the agreement requires the Financial Services segment to reimburse the Retail and Direct segments for certain promotional costs, which are recorded as a reduction to Financial Services segment revenue and as a reduction to merchandise costs associated with the Retail and Direct segments. Beginning in the second quarter of 2014, this reimbursement from our Financial Services segment to our Retail and Direct segments for certain promotional costs has been adjusted to eliminate in consolidation. Prior periods have not been adjusted. Also, if the total risk-based capital ratio of WFB is greater than 13% at any quarter end, the Financial Services segment must pay an additional license fee to the Retail and Direct business segments equal to 50% of the amount that the total risk-based capital ratio exceeds 13%. At March 31, 2014, the total risk-based capital ratio of WFB exceeded this 13% threshold; therefore, an additional license fee of $11 million was paid in April 2014 by the Financial Services segment to the Retail segment ($7 million) and the Direct segment ($4 million). Total fees paid under the Intercompany Agreement by the Financial Services segment to these two segments, including the $11 million payment triggered by the excess total risk-based capital ratio provision, increased $20 million in 2014 compared to 2013; a $24 million increase to the Retail segment and a $4 million decrease to the Direct segment.

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

Asset Quality of Cabela’s CLUB

Delinquencies and Non-Accrual
We consider the entire balance of an account, including any accrued interest and fees, delinquent if the minimum payment is not received by the payment due date. Our aging method is based on the number of completed billing cycles during which a customer has failed to make a required payment. As part of collection efforts, a credit card loan may be closed and placed on non-accrual or restructured in a fixed payment plan prior to charge-off. Our fixed payment plans require payment of the loan within 60 months and consist of a lower interest rate, reduced minimum payment, and elimination of fees. Loans on fixed payment plans include loans in which the customer has engaged a consumer credit counseling agency to assist them in managing their debt. Customers who miss two consecutive payments once placed on a payment plan or non-accrual will resume accruing interest at the rate they had accrued at before they were placed on a plan. Interest and fees are accrued in accordance with the terms of the applicable cardholder agreements or payment plan on credit card loans until the date of charge-off unless placed on non-accrual. Payments received on non-accrual loans are applied to principal and reduce the amount of the loan.

The quality of our credit card loan portfolio at any time reflects, among other factors: 1) the creditworthiness of cardholders, 2) general economic conditions, 3) the success of our account management and collection activities, and 4) the life-cycle stage of the portfolio. During periods of economic weakness, delinquencies and net charge-offs are more likely to increase. We have mitigated periods of economic weakness by selecting a customer base that is very creditworthy. We use the scores of Fair Isaac Corporation (“FICO”), a widely-used financial metric for assessing an individual’s credit rating, as the primary credit quality indicator. The median FICO score of our credit cardholders was 794 at the end of 2015 and 795 at the end of 2014.

The following table reports delinquencies, including any delinquent non-accrual and restructured credit card loans, as a percentage of our credit card loans, including any accrued interest and fees, in a manner consistent with our monthly external reporting for the years ended:

	2015	2014	2013
Number of days delinquent:
Greater than 30 days	0.82%	0.68%	0.69%
Greater than 60 days	0.51	0.41	0.42
Greater than 90 days	0.26	0.22	0.22
 Delinquencies increased in 2015 compared to 2014 due, in part, to generally challenging consumer conditions affecting payment rates as well as certain changes we made in our collection efforts on delinquent accounts. While our delinquency levels have increased compared to prior years, we believe our delinquency levels remained below industry averages at the end of 2015.

The table below shows delinquent, non-accrual, and restructured loans as a percentage of our credit card loans, including any accrued interest and fees, at the years ended:

	2015	2014	2013
Number of days delinquent and still accruing (excludes non-accrual and restructured loans which are presented below):
Greater than 30 days	0.72%	0.58%	0.57%
Greater than 60 days	0.45	0.35	0.35
Greater than 90 days	0.23	0.19	0.19

Non-accrual loans	0.14	0.11	0.13
Restructured loans	0.57	0.69	0.95
Allowance for Loan Losses and Charge-offs
The allowance for loan losses represents management’s estimate of probable losses inherent in the credit card loan portfolio. For information on the accounting policy, estimates, and assumptions relating to our allowance for loan losses on our credit card loan portfolio, please refer to Note 1 “Nature of Business and Summary of Significant Accounting Policies” under the section titled “Allowance for Loan Losses” of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Form 10-K, which is incorporated herein by reference.
Charge-offs consist of the uncollectible principal, interest, and fees on a customer’s account. Recoveries are the amounts collected on previously charged-off accounts, including such accounts that are sold to a third party. Most bankcard issuers charge off accounts at 180 days. We charge off credit card loans on a daily basis after an account becomes at a minimum 130 days contractually delinquent to allow us to manage the collection process more efficiently. Accounts relating to cardholder bankruptcies, cardholder deaths, and fraudulent transactions are charged off earlier.

The following table shows the activity in our allowance for loan losses and charge-off activity for the years ended:

	2015	2014	2013
	(Dollars in Thousands)

Balance, beginning of year	$56,572	$53,110	$65,600
Provision for loan losses	85,120	61,922	43,223

Charge-offs	(91,196)	(76,868)	(72,959)
Recoveries	25,415	18,408	17,246
Net charge-offs	(65,781)	(58,460)	(55,713)
Balance, end of year	$75,911	$56,572	$53,110

Net charge-offs on credit card loans	$(65,781)	$(58,460)	$(55,713)
Charge-offs of accrued interest and fees (recorded as a reduction in interest and fee income)	(10,065)	(8,093)	(7,439)
Total net charge-offs including accrued interest and fees	$(75,846)	$(66,553)	$(63,152)

Net charge-offs, including accrued interest and fees, as a percentage of average credit card loans, including accrued interest and fees	1.70%	1.69%	1.80%
Net charge-offs as a percentage of average credit card loans increased to 1.70% for 2015, up one basis point compared to 2014, primarily due to increases in loan delinquencies and a decrease in payment rates, partially offset by improvements in recovery rates. Recovery rates were positively impacted in 2015 due to a bulk sale of bankruptcy loans and acceleration of the timing of a sale of charged-off loans, which resulted in an 11 basis point reduction in the charge-off rate.

Aging of Credit Cards Loans Outstanding
The following table shows our credit card loans outstanding at the end of 2015 and 2014 segregated by the number of months passed since the accounts were opened.

	2015		2014
	Loans Outstanding	Percentage of Total	Loans Outstanding	Percentage of Total
Months Since Account Opened
	(Dollars in Thousands)

6 months or less	$207,079	4.1%	$186,550	4.2%
7 – 12 months	189,040	3.7	167,531	3.7
13 – 24 months	428,820	8.4	410,728	9.2
25 – 36 months	464,060	9.1	361,750	8.1
37 – 48 months	397,484	7.8	342,103	7.6
49 – 60 months	363,506	7.1	282,882	6.3
61 – 72 months	297,274	5.8	294,044	6.6
73 – 84 months	308,502	6.0	295,573	6.6
More than 84 months	2,449,173	48.0	2,130,973	47.7
Total	$5,104,938	100.0%	$4,472,134	100.0%

Liquidity and Capital Resources

Overview
Our Retail and Direct segments and our Financial Services segment have significantly differing liquidity and capital needs. We believe that we will have sufficient capital available from cash on hand, our revolving credit facility, and other borrowing sources to fund our cash requirements and near-term growth plans for at least the next 12 months. At the end of 2015 and 2014, cash on a consolidated basis totaled $315 million and $143 million, of which $157 million and $49 million, respectively, was cash at the Financial Services segment which is utilized to meet this segment’s liquidity requirements. We evaluate the credit markets for securitizations and certificates of deposit to determine the most cost effective source of funds for the Financial Services segment. During 2015, the Financial Services segment issued certificates of deposit, completed term securitizations, and increased its variable funding facility. In 2016, the Financial Services segment intends to issue additional certificates of deposit and term securitizations. We believe that these liquidity sources are sufficient to fund the Financial Services segment’s foreseeable cash requirements, including maturities, and near-term growth plans.
As of January 2, 2016, cash and cash equivalents held by our foreign subsidiaries totaled $97 million. Our intent is to permanently reinvest these funds outside the United States for capital expansion. The Company has not provided United States income taxes and foreign withholding taxes on the portion of undistributed earnings of foreign subsidiaries that the Company considers to be indefinitely reinvested outside of the United States as of the end of year 2015. If these foreign earnings were to be repatriated in the future, the related United States tax liability may be reduced by any foreign income taxes previously paid on these earnings. As of the year ended 2015, the cumulative amount of earnings upon which United States income taxes have not been provided was approximately $191 million. If those earnings were not considered indefinitely invested, the Company estimates that an additional income tax expense of approximately $44 million would be recorded. Based on our current projected capital needs and the current amount of cash and cash equivalents held by our foreign subsidiaries, we do not anticipate incurring any material tax costs beyond our accrued tax position in connection with any repatriation, but we may be required to accrue for unanticipated additional tax costs in the future if our expectations or the amount of cash held by our foreign subsidiaries change.
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

Our unsecured $775 million revolving credit facility and unsecured senior notes contain certain financial covenants, including the maintenance of minimum debt coverage, a fixed charge coverage ratio, a leverage ratio, and a minimum consolidated net worth standard. In the event that we failed to comply with these covenants, a default would trigger and all principal and outstanding interest would immediately be due and payable. At January 2, 2016, and December 27, 2014, we were in compliance with all financial covenants under our credit agreements and unsecured notes. We anticipate that we will continue to be in compliance with all financial covenants under our credit agreements and unsecured notes through at least the next 12 months.

On August 4, 2015, we entered into a note purchase agreement with various purchasers allowing us to issue and sell an aggregate of $550 million principal amount of senior unsecured notes in a private placement to certain accredited investors. On August 4, 2015, we issued and sold under this note purchase agreement $250 million of senior unsecured notes with $100 million principal at 3.23% due August 4, 2020, $122 million principal at 3.70% due August 4, 2022, and $28 million principal at 4.01% due August 4, 2025. Interest on these notes is payable semi-annually. On December 2, 2015, we issued and sold an additional $300 million of senior unsecured notes with $128 million principal at 3.82% due December 3, 2022, and $172 million principal at 4.11% due December 3, 2025. We have used the proceeds from this sale for general corporate purposes and intend to repay our existing unsecured notes for $215 million due February 27, 2016.

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
On September 1, 2015, we announced that our Board of Directors approved a share repurchase program authorizing the Company to repurchase up to $500 million of its common stock over a two-year period. This authorization is in addition to the 2,000,000 share repurchase authorization approved in April 2015 and the standing annual authorization to repurchase shares to offset dilution resulting from equity-based awards issued under the Company’s equity compensation plans. The timing and volume of share repurchases may be executed by the Company on a discretionary basis, or pursuant to trading plans, or other arrangements. Any share repurchase under this program may be made in the open market, in privately negotiated transactions, or otherwise. This share repurchase program does not obligate us to repurchase any outstanding shares of our common stock, and the program may be limited or terminated at any time. There is no guarantee as to the exact number of shares that we will repurchase. The total amount of share repurchases that the Company can make in a year is limited to 75% of its prior year consolidated earnings before interest, taxes, depreciation and amortization, as defined, pursuant to a covenant requirement of its credit agreement. Under this authorization, we repurchased 1,989,305 shares of our common stock at a total cost of $74 million in 2015.
Financial Services Segment – The primary cash requirements of the Financial Services segment relate to the financing of credit card loans. These cash requirements will increase if our credit card originations increase or if our cardholders’ balances or spending increase. The Financial Services segment sources operating funds in the ordinary course of business through various financing activities, which include funding obtained from securitization transactions, obtaining brokered and non-brokered certificates of deposit, borrowings under its federal funds purchase agreements, and cash generated from operations. During 2015, the Financial Services segment issued $352 million in certificates of deposit, completed two term securitizations totaling $775 million, and increased its $225 million variable funding facility originally scheduled to mature in March 2015 to $300 million and extended its maturity date to March 2018. We believe that these liquidity sources are sufficient to fund the Financial Services segment’s foreseeable cash requirements, including maturities, and near-term growth plans. The Trust has two $300 million term securitizations with expected principal payment due dates in June 2016 and October 2016. The principal payments are expected to be funded from restricted cash generated from credit card operations of the Trust.
WFB is prohibited by regulations from lending money to Cabela’s or other affiliates. WFB is subject to capital requirements imposed by Nebraska banking law and the Visa U.S.A., Inc. membership rules, and its ability to pay dividends is also limited by Nebraska and Federal banking law. If there are any disruptions in the credit markets, the Financial Services segment, like many other financial institutions, may increase its funding from certificates of deposit which may result in increased competition in the deposits market with fewer funds available or at unattractive rates. Our ability to issue certificates of deposit is reliant on our current regulatory capital levels. WFB is classified as a “well-capitalized” bank, the highest category under the regulatory framework for prompt corrective action. If WFB were to be classified as an “adequately-capitalized” bank, which is the next level category down from “well-capitalized,” we would be required to obtain a waiver from the FDIC in order to continue to issue certificates of deposit. We will invest additional capital in the Financial Services segment, if necessary, in order for WFB to continue to meet the minimum requirements for the “well-capitalized” classification under the regulatory framework for prompt corrective action. In addition to the non-brokered certificates of deposit market to fund growth and maturing securitizations, we have access to the brokered certificates of deposit market through multiple financial institutions for liquidity and funding purposes.

Effective January 2015, WFB was subject to the interim final rules and the joint final rules adopted by the FDIC in July 2013 pertaining to the implementation of regulatory capital reforms recommended by the Basel Committee on Banking Supervision in December 2010, and capital reforms required by the Dodd-Frank Wall Street Reform and Consumer Protection Act. These rules revised the agencies’ prompt corrective action framework by introducing a “common equity tier 1 capital” requirement and a higher “minimum tier 1 capital” requirement. The impact of the adoption of these rules was minimal to WFB.

For a discussion of other additional legislative and regulatory developments that pertain to the Financial Services segment, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Current Business Environment – Developments in Legislation and Regulation.”
Operating, Investing and Financing Activities
The following table presents changes in our cash and cash equivalents for the years ended:

	2015	2014	2013
	(In Thousands)

Net cash provided by operating activities	$326,991	$257,979	$345,004
Net cash used in investing activities	(778,663)	(1,266,302)	(793,031)
Net cash provided by financing activities	634,410	956,775	358,349
2015 versus 2014
Operating Activities – Net cash provided by operating activities was $327 million in 2015, a net increase of $69 million compared to 2014. Comparing the respective years, we had a net increase of $84 million related to income taxes, as we paid a deposit of $50 million in 2014 for federal taxes related to prior period uncertain tax positions, a net increase of $50 million in inventories, and an increase of $23 million in provision for loan losses. The increase in inventories in 2015 was primarily due to the addition of new retail stores as inventory levels totaled $819 million at the end of 2015 compared to $760 million at the end of 2014.
Mostly offsetting these increases were net decreases of $32 million relating to accounts payable and accrued expenses and other liabilities primarily due to increases in inventories and in the number of retail stores; $25 million in other long-term liabilities due to changes related to prior period uncertain positions; $22 million in gift instruments, credit card rewards, and loyalty rewards programs due to increased volume; and $22 million in prepaid expenses and other assets.
Investing Activities – Cash used in investing activities decreased $488 million in 2015 compared to 2014 primarily due to the use of $605 million in restricted cash of the Trust. Restricted cash of the Trust was used to repay $468 million of Series 2010-I and Series 2010-II notes in 2015 and totaled $41 million at January 2, 2016, compared to $335 million at December 27, 2014. Cash paid for property and equipment totaled $413 million in 2015 compared to $441 million in 2014. At January 2, 2016, the Company estimated it had total cash commitments of approximately $182 million outstanding for projected expenditures related to the development, construction, and completion of new retail stores. We expect to fund these estimated capital expenditures over the next 12 months with funds from operations and borrowings. In addition, we had a net decrease in cash of $142 million related to our credit card loan activity from outside sources.

The following table presents activity related to our retail stores for the years ended:

	2015	2014
	(Dollars in Thousands)

Cash paid for property and equipment additions	$412,716	$440,891

Number of new retail stores opened during the year	13	14
Number of retail stores at the end of the year	77	64
Retail square footage at the end of the year	7,932,000	6,911,000
Financing Activities – Cash provided by financing activities decreased $322 million in 2015 compared to 2014. This net change in cash was primarily due to an decrease in net borrowings on secured obligations of the Trust by the Financial Services segment of $659 million. Our Series 2010-I and Series 2010-II notes totaling $468 million were repaid in 2015 using restricted cash of the Trust, secured variable funding obligations totaling $480 million of the Trust were repaid, and $45 million in variable funding facilities was borrowed in 2014. We also had net decreases comparing the respective periods of $292 million in net borrowings on our revolving credit facilities and $31 million in unpresented checks. Lastly, in 2015, we repurchased shares of our common stock at a cost of $174 million.
These decreases were partially offset by our issuance in 2015 of $550 million of senior unsecured notes and an increase of $337 million in time deposits compared to 2014, which the Financial Services segment utilizes as a source in funding its credit card operations. The Trust also issues variable funding facilities which are considered secured obligations backed by restricted credit card loans. At January 2, 2016, the Trust had three variable funding facilities with $1.1 billion in total capacity and $655 million outstanding.
The following table presents the borrowing activities of our merchandising business and the Financial Services segment for the years ended:

	2015	2014
	(In Thousands)

Borrowings (repayments) on revolving credit facilities and inventory financing, net	$(172,015)	$184,857
Secured obligations of the Trust, net of repayments	366,250	1,025,000
Issuance (repayments) of long-term debt, net	541,566	(8,418)
Borrowings, net of repayments	$735,801	$1,201,439
The following table summarizes our availability under the Company’s debt and credit facilities, excluding the facilities of the Financial Services segment, at the years ended:

	2015	2014
	(In Thousands)

Amounts available for borrowing under credit facilities (1)	$795,000	$795,000
Principal amounts outstanding	—	(180,000)
Outstanding letters of credit and standby letters of credit	(20,246)	(20,064)
Remaining borrowing capacity, excluding the Financial Services segment facilities	$774,754	$594,936

(1)	Consists of our revolving credit facility of $775 million and our $20 million CAD credit facility (which for both years has not been translated into United States dollars).

The Financial Services segment also has total borrowing availability of $100 million under its agreements to borrow federal funds. At January 2, 2016, the entire $100 million of borrowing capacity was available.

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

In addition, our unsecured senior notes contain various covenants and restrictions that are usual and customary for transactions of this type. Also, the debt agreements contain cross default provisions to other outstanding credit facilities. In the event that we failed to comply with these covenants, a default would trigger and all principal and outstanding interest would immediately be due and payable. At January 2, 2016, we were in compliance with all financial covenants under our credit agreements and unsecured notes. We anticipate that we will continue to be in compliance with all financial covenants under our credit agreements and unsecured notes through the next 12 months.
2014 versus 2013
Operating Activities – Net cash provided from operating activities was $258 million in 2014 compared to $345 million in 2013. We paid a deposit of $50 million in 2014 for federal taxes related to prior period uncertain tax positions, which was the primary reason for the decrease of $71 million in the income tax accounts comparing the respective years. In addition, we had net decreases of $45 million in prepaid expenses and other assets primarily due to a timing difference in our Visa interchange funding for the Financial Services segment, $27 million in inventories, and $23 million in accounts receivable. Partially offsetting these decreases in cash from operating activities were increases of $80 million relating to accounts payable and accrued expenses and other liabilities primarily due to increases in inventories and in the number of retail stores, $20 million in gift instruments, credit card rewards, and loyalty rewards programs due to increased volume, and $20 million in depreciation and amortization. We increased inventory levels by $115 million at December 27, 2014, to $760 million, compared to 2013, where our inventory levels increased $92 million compared to year end 2012. The increase in inventories in 2014 was primarily due to the addition of new retail stores.
Investing Activities – Cash used in investing activities increased $473 million in 2014 to $1.3 billion compared to 2013. Cash paid for property and equipment additions totaled $441 million in 2014 compared to $333 million in 2013. We estimated we had total cash commitments at December 27, 2014, of approximately $524 million to be funded through the next 12 months for projected expenditures related to the development, construction, and completion of new retail stores, a new distribution center, and expansion of our corporate offices. In addition, we had decreases of $306 million related to the change in restricted cash of the Trust and $60 million related to our credit card loans originated from outside sources. Our restricted cash of the Trust totaled $335 million at December 27, 2014, as we repaid $255 million of Series 2010-I notes in full on January 15, 2015.
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
Economic Development Bonds and Grants
In the past, we have negotiated economic development arrangements with many local and state governments relating to the construction of a number of our new retail stores, including free land, monetary grants, and the recapture of incremental sales, property, or other taxes through economic development bonds. Where appropriate, we intend to continue to utilize economic development arrangements with state and local governments to offset some of the construction costs and improve the return on investment of our new retail stores.

Economic Development Bonds – Economic development bonds are related to our government economic assistance arrangements relating to the construction of new retail stores or retail development. The payments of principal and interest on the bonds are typically tied to sales, property, or lodging taxes generated from the store and, in some cases, from businesses in the surrounding area, over periods which range between 15 and 30 years. Some of our bonds may be repurchased for par value by the governmental entity prior to the maturity date of the bonds. The governmental entity from which we purchase the bonds is not otherwise liable for repayment of principal and interest on the bonds to the extent that the associated taxes are insufficient to pay the bonds. If sufficient tax revenue is not generated by the subject properties, we will not receive scheduled payments and will be unable to realize the full value of the bonds carried on our consolidated balance sheet. There were no other than temporary fair value adjustments of economic development bonds and no adjustments of deferred grant income related to economic development bonds in 2015 or 2014. However, at the end of 2015, we identified economic development bonds totaling $20 million where the actual tax revenues associated with these properties were lower than previously projected. We will continue to closely monitor the amounts and timing of projected cash flows from the properties related to these economic development bonds. At January 2, 2016, and December 27, 2014, economic development bonds totaled $84 million and $82 million, respectively.
On a quarterly basis, we perform various procedures to analyze the amounts and timing of projected cash flows to be received from our economic development bonds. Please refer to Note 1 “Nature of Business and Summary of Significant Accounting Policies” of the Notes to Consolidated Financial Statements under the section entitled “Economic Development Bonds” for information on our procedures used to analyze the amounts and timing of projected cash flows to be received from our economic development bonds.
Grants – Historically, we have received grant funding in exchange for commitments made by us to the state or local government providing the funding. The commitments, such as assurance of agreed employment and wage levels at our retail stores or that the retail store will remain open, typically phase out over approximately five to ten years. If we fail to maintain the commitments during the applicable period, the funds we received may have to be repaid or other adverse consequences may arise, which could affect our cash flows and profitability. The total amount of grant funding subject to a specific contractual remedy was $43 million at both January 2, 2016, and December 27, 2014. At January 2, 2016, we had recorded $17 million in the consolidated balance sheets relating to these grants with $16 million in current liabilities and $1 million in long-term liabilities. At December 27, 2014, we had recorded $23 million in current liabilities.

Securitization of Credit Card Loans
The Financial Services segment historically has funded most of its growth in credit card loans through an asset securitization program. The Financial Services segment utilizes the Trust for the purpose of routinely securitizing credit card loans and issuing beneficial interest to investors. The Trust issues variable funding facilities and long-term notes (collectively referred to herein as “secured obligations of the Trust”), each of which has an undivided interest in the assets of the Trust. The Financial Services segment must retain a minimum 20 day average of 5% of the loans in the securitization trust which ranks pari passu with the investors’ interests in the Trust. In addition, the Financial Services segment owns notes issued by the Trust from some of the securitizations, which in some cases may be subordinated to other notes issued. The Financial Services segment’s retained interests are eliminated upon consolidation of the Trust. The consolidated assets of the Trust are subject to credit, payment, and interest rate risks on the transferred credit card loans. The credit card loans of the Trust are restricted for the repayment of the secured obligations of the Trust.

To protect the holders of the secured obligations of the Trust (the “investors”), the securitization structures include certain features that could result in earlier-than-expected repayment of the securities, which could cause the Financial Services segment to sustain a loss of one or more of its retained interests and could prompt the need to seek alternative sources of funding. The primary investor protection feature relates to the availability and adequacy of cash flows in the securitized pool of loans to meet contractual requirements, the insufficiency of which triggers early repayment of the securities. The Financial Services segment refers to this as the early amortization feature. Investors are allocated cash flows derived from activities related to the accounts comprising the securitized pool of loans, the amounts of which reflect finance charges collected, certain fee assessments collected, allocations of interchange, and recoveries on charged off accounts. These cash flows are considered to be restricted under the governing documents to pay interest to investors, servicing fees, and to absorb the investor’s share of charge-offs occurring within the securitized pool of loans. Any cash flows remaining in excess of these requirements are reported to investors as excess spread. An excess spread of less than zero percent for a contractually specified period, generally a three-month average, would trigger an early amortization event. Such an event could result in the Financial Services segment incurring losses related to its retained interests. In addition, if the retained interest in the loans of the Financial Services segment falls below the 5% minimum 20 day average and the Financial Services segment fails to add new accounts to the securitized pool of loans, an early amortization event would be triggered.

Another feature, which is applicable to the secured obligations of the Trust, is one in which excess cash flows generated by the transferred loans are held at the Trust for the benefit of the investors. This cash reserve account funding is triggered when the three-month average excess spread rate of the Trust decreases to below 4.50% with increasing funding requirements as excess spread levels decline below preset levels or as contractually required by the governing documents. Similar to early amortization, this feature also is designed to protect the investors’ interests from loss, thus making the cash restricted. Upon scheduled maturity or early amortization of a securitization, the Financial Services segment is required to remit principal payments received on the securitized pool of loans to the Trust which are restricted for the repayment of the investors’ principal note. The investors have no recourse to the Financial Services segment’s other assets for failure of debtors to pay other than for breaches of certain customary representations, warranties, and covenants. These representations, warranties, covenants, and the related indemnities do not protect the Trust or third party investors against credit-related losses on the loans.
The total amounts and maturities for our credit card securitizations as of January 2, 2016, were as follows:

		Total Available Capacity	Third Party Investor Available Capacity	Third Party Investor Outstanding
					Interest Rate	Expected Maturity
Series	Type
(Dollars in Thousands)

Series 2011-II	Term	$200,000	$155,000	$155,000	Fixed	June 2016
Series 2011-II	Term	100,000	100,000	100,000	Floating	June 2016
Series 2011-IV	Term	210,000	165,000	165,000	Fixed	October 2016
Series 2011-IV	Term	90,000	90,000	90,000	Floating	October 2016
Series 2012-I	Term	350,000	275,000	275,000	Fixed	February 2017
Series 2012-I	Term	150,000	150,000	150,000	Floating	February 2017
Series 2012-II	Term	375,000	300,000	300,000	Fixed	June 2017
Series 2012-II	Term	125,000	125,000	125,000	Floating	June 2017
Series 2013-I	Term	385,000	327,250	327,250	Fixed	February 2023
Series 2013-II	Term	152,500	100,000	100,000	Fixed	August 2018
Series 2013-II	Term	197,500	197,500	197,500	Floating	August 2018
Series 2014-I	Term	45,000	—	—	Fixed	March 2017
Series 2014-I	Term	255,000	255,000	255,000	Floating	March 2017
Series 2014-II	Term	60,000	—	—	Fixed	July 2019
Series 2014-II	Term	340,000	340,000	340,000	Floating	July 2019
Series 2015-I	Term	275,000	218,750	218,750	Fixed	March 2020
Series 2015-I	Term	100,000	100,000	100,000	Floating	March 2020
Series 2015-II	Term	300,000	240,000	240,000	Fixed	July 2020
Series 2015-II	Term	100,000	100,000	100,000	Floating	July 2020
Total term		3,810,000	3,238,500	3,238,500

Series 2008-III	Variable Funding	346,821	300,000	—	Floating	March 2018
Series 2011-I	Variable Funding	352,941	300,000	185,000	Floating	March 2016
Series 2011-III	Variable Funding	588,235	500,000	470,000	Floating	March 2017
Total variable		1,287,997	1,100,000	655,000
Total available		$5,097,997	$4,338,500	$3,893,500

We have been, and will continue to be, particularly reliant on funding from securitization transactions for the Financial Services segment. A failure to renew existing facilities or to add additional capacity on favorable terms as it becomes necessary could increase our financing costs and potentially limit our ability to grow the business of the Financial Services segment. Unfavorable conditions in the asset-backed securities markets generally, including the unavailability of commercial bank liquidity support or credit enhancements, could have a similar effect. In 2015, the Financial Services segment completed two term securitizations totaling $775 million and increased its $225 million variable funding facility originally scheduled to mature in March 2015 to $300 million and extended its maturity date to March 2018. In 2016, the Financial Services segment intends to issue additional certificates of deposit and term securitizations. We believe that these liquidity sources are sufficient to fund the Financial Services segment’s foreseeable cash requirements, including maturities, and near-term growth plans.
Furthermore, the securitized credit card loans of the Financial Services segment could experience poor performance, including increased delinquencies and credit losses, lower payment rates, or a decrease in excess spreads below certain thresholds. This could result in a downgrade or withdrawal of the ratings on the outstanding securities issued in the Financial Services segment’s securitization transactions, cause early amortization of these securities, or result in higher required credit enhancement levels. Credit card loans performed within established guidelines and no events which could trigger an early amortization occurred during the years ended January 2, 2016, and December 27, 2014.

Certificates of Deposit
The Financial Services segment utilizes brokered and non-brokered certificates of deposit to partially finance its operating activities. The Financial Services segment issues certificates of deposit in a minimum amount of one hundred thousand dollars in various maturities. At January 2, 2016, the Financial Services segment had $880 million of certificates of deposit outstanding with maturities ranging from January 2016 to July 2023 and with a weighted average effective annual fixed rate of 2.23%. This outstanding balance compares to $806 million at December 27, 2014, with a weighted average effective annual fixed rate of 2.25%. For a summary schedule of the contractual maturities of our certificates of deposit for the last two years, please refer to Note 10 “Time Deposits” of the Notes to Consolidated Financial Statements.

Impact of Inflation
We do not believe that our operating results have been materially affected by inflation during the preceding three years. We cannot assure, however, that our operating results will not be adversely affected by inflation in the future.

Contractual Obligations and Other Commercial Commitments
The following tables provide summary information concerning our future contractual obligations at January 2, 2016.

	2016	2017	2018	2019	2020	Thereafter	Total
	(In Thousands)

Long-term debt (1)	$223,142	$68,143	$8,143	$—	$128,000	$422,000	$849,428
Interest payments on long-term debt (2)	32,360	23,509	21,099	20,806	20,806	135,635	254,215
Capital lease obligations	1,000	1,000	1,000	1,000	1,000	15,500	20,500
Operating leases	24,424	25,245	25,065	24,682	24,087	292,668	416,171
Time deposits by maturity	215,306	26,103	195,143	37,254	175,217	230,876	879,899
Interest payments on time deposits	17,079	14,814	13,178	11,091	8,489	15,183	79,834
Secured obligations of the Trust	1,165,000	1,105,000	297,500	340,000	658,750	327,250	3,893,500
Interest payments on secured obligations of the Trust (2)	46,305	31,921	26,475	22,631	14,056	19,215	160,603
New store construction obligations and grant commitments (3)	173,129	53,369	685	551	515	3,514	231,763
Purchase obligations (4)	702,827	21,726	4,724	5,602	—	—	734,879
Unrecognized tax benefits (5)	—	—	—	—	—	80,153	80,153
Total	$2,600,572	$1,370,830	$593,012	$463,617	$1,030,920	$1,541,994	$7,600,945

(1)	Excludes amounts owed under capital lease obligations.

(2)
These amounts do not include estimated interest payments due under our revolving credit facilities or our secured variable funding obligations because the amount that will be borrowed under these facilities in future years is uncertain.

(3)	Includes $182 million of estimated contractual obligations and commitments related to the development, construction, and completion of new retail stores and $50 million in grant funding commitments.

(4)
Our purchase obligations relate primarily to purchases of inventory, shipping, and other goods and services in the ordinary course of business under binding purchase orders or contracts. The amount of purchase obligations shown is based on assumptions regarding the legal enforceability against us of purchase orders or contracts we had outstanding at the end of 2015. Under different assumptions regarding our rights to cancel our purchase orders or contracts, or different assumptions regarding the enforceability of the purchase orders or contracts under applicable laws, the amount of purchase obligations shown in the preceding table would be less.

(5)
Amounts for unrecognized tax benefits, including accrued interest, are not reflected in years 2016 through 2020 since the ultimate amount and timing of any future cash settlements cannot be predicted with reasonable certainty.

The following table provides summary information concerning other commercial commitments at January 2, 2016:

(In Thousands)

Letters of credit (1)	$9,347
Standby letters of credit (1)	10,899
Revolving line of credit for boat and ATV inventory (2)	17,904
Cabela’s issued letters of credit	34,359
Bank – federal funds (3)	—
Secured variable funding obligations of the Trust (4)	655,000
Total	$727,509

(1)
Our credit agreement permits the issuance of letters of credit up to $75 million and swing line loans up to $30 million. Our credit agreement for operations in Canada is for $20 million CAD, of which all was available for borrowing at January 2, 2016.

(2)	The line of credit for boat and all-terrain vehicles financing is limited by the $775 million revolving line of credit to $75 million of secured collateral.

(3)	The maximum amount that can be borrowed on the federal funds agreements is $100 million.

(4)	The maximum amount that can be borrowed from third party investors on the variable funding facilities is $1.1 billion.
Off-Balance Sheet Arrangement
Operating Leases – We lease various items of office equipment and buildings. Rent expense for these operating leases is recorded in selling, distribution, and administrative expenses in the consolidated statements of income. Future obligations are shown in the preceding contractual obligations table.

Credit Card Limits – The Financial Services segment bears off-balance sheet risk in the normal course of its business. One form of this risk is through the Financial Services segment’s commitment to extend credit to cardholders up to the maximum amount of their credit limits. The aggregate of such potential funding requirements totaled $35 billion above existing balances at the end of 2015. These funding obligations are not included in our consolidated balance sheet. While the Financial Services segment has not experienced, and does not anticipate that it will experience, a significant draw down of unfunded credit lines by its cardholders, such an event would create a cash need at the Financial Services segment which likely could not be met by our available cash and funding sources. The Financial Services segment has the right to reduce or cancel these available lines of credit at any time.

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
For a summary of our significant accounting policies, please refer to Note 1 “Nature of Business and Summary of Significant Accounting Policies” of the Notes to Consolidated Financial Statements. We believe the accounting policies discussed below represent accounting policies we apply that are the most critical to understanding our consolidated financial statements.

Merchandise Revenue Recognition – Revenue is recognized on our Direct sales when merchandise is delivered to the customer with the point of delivery based on our estimate of shipping time from our distribution centers to the customer. We recognize reserves for estimated product returns based upon our historical return experience and expectations. Had our estimate of merchandise in-transit to customers and our estimate of product returns been different by 10% at the end of 2015, our operating income would have been higher or lower by approximately $1 million. Sales of gift instruments are recorded in merchandise revenue when the gift instruments are redeemed in exchange for merchandise or services and as a liability prior to redemption. We recognize breakage on gift instruments as revenue when the probability of redemption is remote. Had our estimate of breakage on our recorded liability for gift instruments been different by 10% of the recorded liability at the end of 2015, our merchandise revenue would have been higher or lower by approximately $1 million.
Inventories – Inventories are stated at the lower of average cost or market. All inventories are finished goods. We estimate the provision for inventory shrinkage based on our historical inventory accuracy rates as determined by periodic and annual cycle counts. The provision for damaged goods from returns is based upon our historical experience. We estimate provisions for obsolete or slow moving inventory based on historical loss, specific identification, product performance statistics, and future merchandising objectives. Had our estimated inventory reserves been different by 10% at the end of 2015, our cost of sales would have been higher or lower by approximately $2 million.
Allowance for Loan Losses on Credit Cards – The allowance for loan losses represents management’s estimate of probable losses inherent in the credit card loan portfolio. The allowance for loan losses is established through a charge to the provision for loan losses and is evaluated by management for adequacy. The measurement of the overall allowance is subject to estimation risk, and the amount of actual losses can vary significantly from the estimated amounts. For example, had management’s estimate of net losses over the next 12 months been different by 10% at the end of 2015, the Financial Services segment’s allowance for loan losses and provision for loan losses would have changed by approximately $8 million.
Long-Lived Assets – Long-lived assets other than goodwill and other intangible assets, which generally are tested separately for impairment on an annual basis, are evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. The calculation for an impairment loss compares the carrying value of the asset to that asset’s estimated fair value, which may be based on estimated future discounted cash flows, observable market prices, or unobservable market prices. We recognize an impairment loss if the asset’s carrying value exceeds its estimated fair value. Frequently our impairment loss calculations contain multiple uncertainties because they require management to make assumptions and to apply judgment to estimate future cash flows and asset fair values, including forecasting cash flows under different scenarios. We have consistently applied our accounting methodologies that we use to assess impairment loss. However, if actual results are not consistent with our estimates and assumptions used in estimating future cash flows and asset fair values, we may be exposed to losses that could be material.
Economic Development Bonds – On a quarterly basis, we revalue our economic development bonds and evaluate the projected underlying cash flows to determine if the carrying amount of such economic development bonds can be recovered. To the extent the expected cash flows are not sufficient to recover the carrying amount, the bonds are assessed for impairment. Deficiencies in projected discounted cash flows below the recorded carrying amount of the economic development bonds evidences that we do not expect to recover the cost basis. Consequently, the valuation results in an other than temporary impairment. Had our fair value estimates been lower by 10% at the end of 2015, the value of economic development bonds would have been approximately $8 million less with the unrealized loss reflected in comprehensive income if the loss was deemed to be temporary. Any declines in the fair value of available-for-sale economic development bonds below cost that are deemed to be other than temporary are reflected in earnings as realized losses.
There were no other than temporary fair value adjustments of economic development bonds and no adjustments of deferred grant income related to economic development bonds in 2015. However, at the end of 2015, we identified economic development bonds with carrying values of $20 million where the actual tax revenues associated with these properties were lower than previously projected. We will continue to closely monitor the amounts and timing of projected cash flows from the properties related to these economic development bonds.

Income Taxes – Income taxes are estimated for each jurisdiction in which we operate and require significant judgment, the use of estimates, and the interpretation and application of complex tax laws. Significant judgment is required in determining the timing and amounts of deductible and taxable items, and in evaluating the ultimate resolution of tax matters in dispute with tax authorities. Deferred tax assets and liabilities are provided for based on these assessments. We record a liability for unrecognized tax benefits resulting from tax positions taken, or expected to be taken, in an income tax return. We periodically reassess these probabilities and record any changes in the consolidated financial statements based on an evaluation of new information. We have not provided United States income taxes on undistributed earnings of foreign subsidiaries that we consider to be indefinitely reinvested outside of the United States as of the end of 2015. If these foreign earnings were to be repatriated in the future, the related United States tax liability may be reduced by any foreign income taxes previously paid on these earnings. We have reserved for potential adjustments to the provision for income taxes that may result from examinations by tax authorities, and we believe that the final outcome of these examinations or agreements will not have a material effect on our financial condition, results of operations, or cash flows.
Recent Accounting Standards and Pronouncements
Please refer to Note 2 “Accounting Pronouncements” of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Form 10-K, which is incorporated herein by reference.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to interest rate risk through the operations of the Financial Services segment, and, to a lesser extent, through our merchandising operations. We also are exposed to foreign currency risk through our merchandising operations.

Financial Services Segment Interest Rate Risk
Interest rate risk refers to changes in earnings due to interest rate changes. To the extent that interest income collected on credit card loans and interest expense on certificates of deposit and secured obligations of the Trust do not respond equally to changes in interest rates, or that rates do not change uniformly, earnings could be affected. The variable rate credit card loans are indexed to the one-month London Interbank Offered Rate (“LIBOR”) and the credit card portfolio is segmented into risk-based pricing tiers each with a different interest margin. Variable rate secured obligations of the Trust are indexed to LIBOR-based rates of interest and are periodically repriced. Certificates of deposit and fixed rate secured obligations of the Trust are priced at the current prevailing market rate at the time of issuance. We manage and mitigate our interest rate sensitivity through several techniques, including managing the maturity, repricing, and mix of fixed and variable assets and liabilities by issuing fixed rate secured obligations of the Trust or certificates of deposit and by indexing the customer rates to the same index as our secured obligations of the Trust.
The table below shows the mix of our credit card account balances as a percentage of total balances outstanding at the years ended:

	2015	2014	2013

Balances carrying an interest rate based upon various interest rate indices	68.4%	65.9%	63.8%
Balances carrying an interest rate of 7.99% or 9.99%	4.6	4.6	4.5
Balances carrying a promotional interest rate of 0.00%	—	—	0.2
Balances not carrying interest because the previous month balance was paid in full	27.0	29.5	31.5
	100.0%	100.0%	100.0%
Charges on the credit cards issued by the Financial Services segment were priced at a margin over various defined lending rates. No interest is charged if the account is paid in full within 25 days of the billing cycle, which represented 27.0% of total balances outstanding at the end of 2015. Some of the zero percentage promotion expenses are passed through to the merchandise vendors for each specific promotion offered.
Management has performed several interest rate risk analyses to measure the effects of the timing of the repricing of our interest sensitive assets and liabilities. Based on these analyses, at the end of 2015, we believe that an increase in LIBOR is more likely. Therefore, we believe that an immediate increase in LIBOR of 50 basis points would cause a pre-tax increase to projected earnings of approximately $8 million for the Financial Services segment over the next 12 months.

Merchandising Business Interest Rate Risk
The interest payable on our line of credit is based on variable interest rates and therefore affected by changes in market interest rates. If interest rates on existing variable rate debt increased 1.0%, our interest expense and results from operations and cash flows would not be materially affected.
Foreign Currency Risk
We purchase a significant amount of inventory from vendors outside of the United States in transactions that are primarily United States dollar transactions. A small percentage of our international purchase transactions are in currencies other than the United States dollar. Any currency risks related to these transactions are immaterial to us. A decline in the relative value of the United States dollar to other foreign currencies could, however, lead to increased merchandise costs. For our retail operations in Canada, we intend to fund all transactions in Canadian dollars and utilize cash held by our foreign subsidiaries as well as our unsecured revolving credit agreement of $20 million CAD to fund such operations. As our operations in Canada continue to expand, a sustained decline in the relative value of the Canadian dollar to the U.S. dollar could negatively impact our consolidated results of operations.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Cabela’s Incorporated and Subsidiaries
Sidney, Nebraska

We have audited the accompanying consolidated balance sheets of Cabela’s Incorporated and Subsidiaries (the “Company”) as of January 2, 2016 and December 27, 2014, and the related consolidated statements of income, comprehensive income, cash flows and stockholders’ equity for each of the three years in the period ended January 2, 2016. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Cabela’s Incorporated and Subsidiaries as of January 2, 2016 and December 27, 2014, and the results of their operations and their cash flows for each of the three years in the period ended January 2, 2016, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of January 2, 2016, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 19, 2016, expressed an unqualified opinion on the Company’s internal control over financial reporting.
/s/ Deloitte & Touche LLP

DELOITTE & TOUCHE LLP
Omaha, Nebraska
February 19, 2016

CABELA’S INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Dollars in Thousands Except Earnings Per Share)

	Fiscal Years
	2015	2014	2013
Revenue:
Merchandise sales	$3,481,375	$3,200,219	$3,205,632
Financial Services revenue	502,543	430,385	375,810
Other revenue	13,784	17,046	18,135
Total revenue	3,997,702	3,647,650	3,599,577

Cost of revenue:
Merchandise costs (exclusive of depreciation and amortization)	2,286,554	2,058,891	2,027,192
Cost of other revenue	378	1,398	3,637
Total cost of revenue (exclusive of depreciation and amortization)	2,286,932	2,060,289	2,030,829

Selling, distribution, and administrative expenses	1,387,647	1,251,325	1,201,519
Impairment and restructuring charges	15,331	641	5,868

Operating income	307,792	335,395	361,361

Interest expense, net	(22,882)	(21,842)	(21,854)
Other non-operating income, net	9,717	4,924	4,021

Income before provision for income taxes	294,627	318,477	343,528
Provision for income taxes	105,297	116,762	119,138
Net income	$189,330	$201,715	$224,390

Earnings per basic share	$2.70	$2.84	$3.18
Earnings per diluted share	$2.67	$2.81	$3.13

Basic weighted average shares outstanding	70,102,715	70,987,168	70,461,450
Diluted weighted average shares outstanding	70,968,913	71,877,856	71,778,543

Refer to notes to consolidated financial statements.

CABELA’S INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In Thousands)

	Fiscal Years
	2015	2014	2013

Net income	$189,330	$201,715	$224,390
Other comprehensive income (loss):
Foreign currency translation adjustments	(39,784)	(14,821)	(5,126)
Unrealized gain (loss) on economic development bonds, net of taxes of $500, $2,938, and $(923)	576	4,839	(2,141)
Cash flow hedges	—	—	1
Total other comprehensive loss	(39,208)	(9,982)	(7,266)
Comprehensive income	$150,122	$191,733	$217,124

Refer to notes to consolidated financial statements.

CABELA’S INCORPORATED AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands Except Par Values)

	January 2, 2016	December 27, 2014
ASSETS
CURRENT
Cash and cash equivalents	$315,066	$142,758
Restricted cash of the Trust	40,983	334,812
Accounts receivable, net	79,330	62,358
Credit card loans (includes restricted credit card loans of the Trust of $5,066,660 and $4,440,520), net of allowance for loan losses of $75,911 and $56,572	5,035,267	4,421,185
Inventories	819,271	760,293
Prepaid expenses and other current assets	117,330	93,929
Income taxes receivable and deferred income taxes (2014 only)	77,698	122,337
Total current assets	6,484,945	5,937,672
Property and equipment, net	1,811,302	1,608,153
Deferred income taxes	28,042	—
Economic development bonds	83,767	82,074
Other assets	64,447	47,418
Total assets	$8,472,503	$7,675,317

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT
Accounts payable, including unpresented checks of $23,580 and $38,790	$281,985	$335,969
Gift instruments, credit card rewards, and loyalty rewards programs	365,427	339,782
Accrued expenses and other liabilities	224,733	216,274
Time deposits	215,306	273,081
Current maturities of secured variable funding obligations of the Trust	655,000	480,000
Current maturities of secured long-term obligations of the Trust	510,000	467,500
Current maturities of long-term debt	223,452	8,434
Total current liabilities	2,475,903	2,121,040
Long-term time deposits	664,593	532,975
Secured long-term obligations of the Trust, less current maturities	2,728,500	2,579,750
Long-term debt, less current maturities	637,829	491,281
Deferred income taxes	—	6,546
Other long-term liabilities	137,035	126,215

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Preferred stock, $0.01 par value; Authorized – 10,000,000 shares; Issued – none	—	—
Common stock, $0.01 par value:
Class A Voting, Authorized – 245,000,000 shares
Issued – 71,595,020 and 71,093,216 shares
Outstanding – 67,818,715 and 71,093,216 shares	716	711
Additional paid-in capital	389,754	365,973
Retained earnings	1,651,862	1,462,532
Accumulated other comprehensive loss	(50,914)	(11,706)
Treasury stock, at cost – 3,776,305 shares at January 2, 2016	(162,775)	—
Total stockholders’ equity	1,828,643	1,817,510
Total liabilities and stockholders’ equity	$8,472,503	$7,675,317

Refer to notes to consolidated financial statements.

CABELA’S INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
	Fiscal Years
	2015	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$189,330	$201,715	$224,390
Adjustments to reconcile net income to net cash flows by operating activities:
Depreciation and amortization	132,696	113,097	93,407
Impairment and restructuring charges	15,331	641	5,868
Stock-based compensation	21,615	17,498	14,969
Deferred income taxes	(20,188)	(11,562)	(8,231)
Provision for loan losses	85,120	61,922	43,223
Other, net	(1,517)	139	(3,668)
Changes in operating assets and liabilities, net:
Accounts receivable	(18,065)	(19,468)	3,391
Credit card loans originated from internal operations, net	(39,292)	(26,436)	(26,545)
Inventories	(70,207)	(119,751)	(92,308)
Prepaid expenses and other current assets	(26,726)	(4,971)	40,449
Accounts payable and accrued expenses and other liabilities	26,319	58,531	(21,283)
Gift instruments, credit card rewards, and loyalty rewards programs	27,280	49,064	28,790
Other long-term liabilities	(24,944)	415	34,115
Income taxes receivable	30,239	(62,855)	8,437
Net cash provided by operating activities	326,991	257,979	345,004

CASH FLOWS FROM INVESTING ACTIVITIES:
Property and equipment additions	(412,716)	(440,891)	(333,009)
Change in credit card loans originated externally, net	(659,910)	(518,041)	(457,836)
Change in restricted cash of the Trust, net	293,829	(311,621)	(5,899)
Proceeds from retirement and maturity of economic development bonds	4,163	4,765	3,473
Purchases of available-for-sale securities	(4,780)	(558)	—
Purchases of held-to-maturity investment securities	(2,259)	(24,999)	(135,000)
Maturities of held-to-maturity investment securities	515	25,205	135,435
Other investing changes, net	2,495	(162)	(195)
Net cash used in investing activities	(778,663)	(1,266,302)	(793,031)

CASH FLOWS FROM FINANCING ACTIVITIES:
Change in unpresented checks net of bank balance	(15,210)	16,073	(6,211)
Change in time deposits, net	73,843	(263,306)	21,344
Borrowings on secured obligations of the Trust	3,098,750	1,380,000	1,284,750
Repayments on secured obligations of the Trust	(2,732,500)	(355,000)	(935,000)
Borrowings on revolving credit facilities and inventory financing	1,517,068	1,616,189	759,792
Repayments on revolving credit facilities and inventory financing	(1,689,083)	(1,431,332)	(756,769)
Issuance of long-term debt	550,000	—	—
Payments on long-term debt	(8,434)	(8,418)	(8,402)
Exercise of employee stock options and tax withholdings on share-based payment awards	(938)	(4,982)	(1,061)
Excess tax benefits from exercise of employee stock options, net	15,038	7,551	9,959
Common stock repurchased	(174,124)	—	(10,053)
Net cash provided by financing activities	634,410	956,775	358,349

Effect of exchange rates on cash and cash equivalents	(10,430)	(4,766)	—

Net change in cash and cash equivalents	172,308	(56,314)	(89,678)
Cash and cash equivalents, at beginning of year	142,758	199,072	288,750
Cash and cash equivalents, at end of year	$315,066	$142,758	$199,072

Refer to notes to consolidated financial statements.

CABELA’S INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Dollars in Thousands)
					Accumulated Other Comprehensive Income (Loss)
	Common Stock Shares		Additional Paid-In Capital
		Common Stock		Retained Earnings		Treasury Stock	Total

BALANCE, beginning of 2013	70,545,558	$705	$351,161	$1,036,427	$5,542	$(17,856)	$1,375,979
Net income	—	—	—	224,390	—	—	224,390
Other comprehensive loss	—	—	—	—	(7,266)	—	(7,266)
Common stock repurchased	—	—	—	—	—	(10,053)	(10,053)
Stock-based compensation	—	—	14,386	—	—	—	14,386
Exercise of employee stock options and tax withholdings on share-based payment awards	85,308	1	(28,971)	—	—	27,909	(1,061)
Excess tax benefit on employee stock option exercises	—	—	9,959	—	—	—	9,959
BALANCE, end of 2013	70,630,866	706	346,535	1,260,817	(1,724)	—	1,606,334
Net income	—	—	—	201,715	—	—	201,715
Other comprehensive loss	—	—	—	—	(9,982)	—	(9,982)
Stock-based compensation	—	—	16,874	—	—	—	16,874
Exercise of employee stock options and tax withholdings on share-based payment awards	462,350	5	(4,987)	—	—	—	(4,982)
Excess tax benefit on employee stock option exercises	—	—	7,551	—	—	—	7,551
BALANCE, end of 2014	71,093,216	711	365,973	1,462,532	(11,706)	—	1,817,510
Net income	—	—	—	189,330	—	—	189,330
Other comprehensive loss	—	—	—	—	(39,208)	—	(39,208)
Common stock repurchased	—	—	—	—	—	(174,124)	(174,124)
Stock-based compensation	—	—	21,035	—	—	—	21,035
Exercise of employee stock options and tax withholdings on share-based payment awards	501,804	5	(12,292)	—	—	11,349	(938)
Excess tax benefit on employee stock option exercises, net of stock related income tax adjustments	—	—	15,038	—	—	—	15,038
BALANCE, end of 2015	71,595,020	$716	$389,754	$1,651,862	$(50,914)	$(162,775)	$1,828,643

Refer to notes to consolidated financial statements.

CABELA’S INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands Except Share and Per Share Amounts)

1.    NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Nature of Business – Cabela’s Incorporated is a retailer of hunting, fishing, and outdoor gear, offering products through its retail stores, websites in the United States and Canada, and regular and specialty catalog mailings. Cabela’s Incorporated operates 77 retail stores, 68 located in 36 states and nine located in six Canadian provinces. World’s Foremost Bank (“WFB,” “Financial Services segment,” or “Cabela’s CLUB”), a wholly-owned bank subsidiary of Cabela’s Incorporated, is a limited purpose bank formed under the Competitive Equality Banking Act of 1987. The lending activities of WFB are limited to credit card lending and its deposit issuance is limited to time deposits of at least one hundred thousand dollars.
Principles of Consolidation – The consolidated financial statements include the accounts of Cabela’s Incorporated and its wholly-owned subsidiaries (“Cabela’s,” “Company,” “we,” or “our”). All significant intercompany accounts and transactions have been eliminated in consolidation. WFB is the primary beneficiary of the Cabela’s Master Credit Card Trust and related entities (collectively referred to as the “Trust”) under the guidance of Accounting Standards Codification (“ASC”) Topics 810, Consolidations, and 860, Transfers and Servicing. Accordingly, the Trust was consolidated for all reporting periods of Cabela’s in this report. As the servicer and the holder of retained interests in the Trust, WFB has the powers to direct the activities that most significantly impact the Trust’s economic performance and the right to receive significant benefits or obligations to absorb significant losses of the Trust. The credit card loans of the Trust are recorded as restricted credit card loans and the liabilities of the Trust are recorded as secured obligations.

Reporting Year – The Company follows a 52/53 week fiscal year-end cycle. Unless otherwise stated, the fiscal years referred to in the notes to these consolidated financial statements are the 53 weeks ended January 2, 2016 (“2015” or “year ended 2015”), the 52 weeks ended December 27, 2014 (“2014” or “year ended 2014”), and the 52 weeks ended December 28, 2013 (“2013” or “year ended 2013”). WFB follows a calendar fiscal period so each fiscal year ends on December 31st. The year ended 2015 consisted of 53 weeks and the year ended 2014 consisted of 52 weeks. The effect of the extra week in 2015 on total revenue was an increase of $83,985, or 2.1%, compared to 2014.
Use of Estimates – The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.
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
Revenue from the sale of gift certificates and gift cards (“gift instruments”) is recognized in revenue when the gift instruments are redeemed for merchandise or services. The Company records gift instrument breakage as revenue when the probability of redemption is remote. The Company recognizes breakage on gift instruments four years after issuance based on historical redemption rates. Total gift instrument breakage was $10,055, $8,526, and $7,461 for 2015, 2014, and 2013, respectively. Cabela’s gift instrument liability at the end of 2015 and 2014 was $183,941 and $174,764, respectively.
The dollar amount of related points associated with the Company’s loyalty rewards programs for Cabela’s CLUB issued credit cards are accrued as earned by the cardholder, principally from transactions with unrelated parties, and recorded as a reduction in Financial Services segment revenue. When these points are accrued as earned by the cardholder, the Company estimates the cost of such points with the difference between the value of the unredeemed points earned and the estimated cost of the points included in other revenue (recognized in the Corporate Overhead and Other segment). The net amount related to points in other revenue totaled $7,975, $8,269, and $7,139 for 2015, 2014, and 2013, respectively. Redemption of these points was recognized as revenue in merchandise sales at fair value, along with the related cost of sales. Merchandise sales recognized from the redemption of points was $218,580, $200,933, and $188,634 for 2015, 2014, and 2013, respectively. Costs incurred under our loyalty rewards programs recognized as a reduction in Financial Services segment revenue was $222,268, $210,190, and $198,687 for 2015, 2014, and 2013, respectively.

CABELA’S INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands Except Share and Per Share Amounts)

Financial Services revenue includes credit card interest and fees relating to late payments and cash advance transactions. Interest and fees are accrued in accordance with the terms of the applicable cardholder agreements on credit card loans until the date of charge-off unless placed on non-accrual and fixed payment plans. Interchange income is earned when a charge is made to a customer’s account.
Cost of Revenue and Selling, Distribution, and Administrative Expenses – The Company’s cost of revenue primarily consists of merchandise acquisition costs, including freight-in costs, as well as shipping costs. The Company’s selling, distribution, and administrative expenses consist of the costs associated with selling, marketing, warehousing, retail store replenishment, and other operating expense activities. All depreciation and amortization expense is associated with selling, distribution, and administrative activities, and accordingly, is included in this category in the consolidated statements of operations.
Cash and Cash Equivalents – Cash equivalents include credit card and debit card receivables from other banks, which settle within one to four business days. Receivables from other banks totaled $24,041 and $22,345 at the end of 2015 and 2014, respectively. Unpresented checks, net of available cash bank balances, are classified as current liabilities. Cash and cash equivalents of the Financial Services segment were $156,968 and $49,294 at the end of 2015 and 2014, respectively. Due to regulatory restrictions on WFB, the Company cannot use WFB’s cash for non-banking operations.
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
Allowance for Loan Losses – The allowance for loan losses represents management’s estimate of probable losses inherent in the credit card loan portfolio. The allowance for loan losses is established through a charge to the provision for loan losses and is evaluated by management for adequacy. Loans on a payment plan or non-accrual are segmented from the rest of the credit card loan portfolio into a restructured credit card loans segment before establishing an allowance for loan losses as these loans have a higher probability of loss.
Management estimates losses inherent in the credit card loans segment based on models which track historical loss experience on delinquent accounts, bankruptcies, death, and charge-offs, net of estimated recoveries. The Financial Services segment uses a migration analysis and historical bankruptcy and death rates to estimate the likelihood that a credit card loan in the credit card loan segment will progress through the various stages of delinquency and to charge-off. This analysis estimates the gross amount of principal that will be charged off over the next 12 months, net of recoveries.
Management estimates losses from the restructured credit card loans segment based on a discounted cash flow model, which uses remaining balances and projected charge-offs, recoveries, and payments to calculate future cash flows. The allowance for loan losses is determined as the difference between the balance of the restructured credit card loans segment and the related discounted present value of the future cash flows.

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
Inventories – Inventories are stated at the lower of average cost or market. All inventories are finished goods. The reserve for inventory shrinkage, estimated based on cycle and physical counts, was $11,237 and $9,368 at the end of 2015 and 2014, respectively. The reserves for returns of damaged goods, obsolescence, and slow-moving items, estimated based upon historical experience, inventory aging, and specific identification, were $9,819 and $7,641 at the end of 2015 and 2014, respectively.
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
Deferred Catalog Costs and Advertising – Advertising production costs are expensed as the advertising occurs except for catalog costs which are amortized over the expected period of benefit estimated at three to 12 months after mailing. Unamortized catalog costs totaled $2,298 and $2,952 at the end of 2015 and 2014, respectively. Advertising expense, including direct marketing costs (amortization of catalog costs and website marketing paid search fees), was $235,450, $236,431, and $208,184 for 2015, 2014, and 2013, respectively. Advertising vendor reimbursements, netted in advertising expense, totaled $3,795, $3,564, and $2,623 for 2015, 2014, and 2013, respectively.
Store Pre-opening Expenses – Non-capital costs associated with the opening of new stores are expensed as incurred. Retail store pre-opening costs totaled $22,751, $24,338, and $22,405 for 2015, 2014, and 2013, respectively.
Leases – The Company leases certain retail locations, distribution centers, office space, equipment, and land. Assets held under capital lease are included in property and equipment. Operating lease rentals are expensed on a straight-line basis over the life of the lease. At the inception of a lease, the Company determines the lease term by assuming the exercise of those renewal options that are reasonably assured because of the significant economic penalty that exists for not exercising those options. The exercise of lease renewal options is at the Company’s sole discretion. The expected lease term is used to determine whether a lease is capital or operating and is used to calculate straight-line rent expense. Additionally, the depreciable life of buildings and leasehold improvements is limited by the expected lease term.
Property and Equipment – Property and equipment are stated at cost. Depreciation and amortization are provided over the estimated useful lives of the assets, including assets held under capital leases, on a straight-line basis. Leasehold improvements are amortized over the lease term or, if shorter, the useful lives of the improvements. Assets held under capital lease agreements are amortized using the straight-line method over the shorter of the estimated useful lives of the assets or the lease term. When property is fully depreciated, retired, or otherwise disposed of, the cost and accumulated depreciation are removed from the accounts and any resulting gain or loss is reflected in the consolidated statements of income. The costs of major improvements that extend the useful life of an asset are capitalized. Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Capitalized interest on projects during the construction period totaled $10,499, $7,788, and $4,270 for 2015, 2014, and 2013, respectively. Costs related to internally developed software are capitalized and amortized on a straight-line basis over their estimated useful lives.

CABELA’S INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands Except Share and Per Share Amounts)

Intangible Assets – Intangible assets are recorded in other assets and include goodwill. At the end of 2015 and 2014, goodwill and intangible assets totaled $2,776 and $3,565, net of accumulated amortization of $2,330 and $2,523, respectively. During the respective fourth quarter of 2015, 2014, and 2013, we completed impairment analyses of our goodwill and other intangible assets. We did not recognize any impairments on intangible assets in 2015, 2014, or 2013. The Company records impairment charges when projected discounted cash flows are less than the carrying value of the reporting unit.
Intangible assets, excluding goodwill, totaled $238 at the end of 2015 with $163 to be amortized in 2016 and $75 in 2017. The Company had goodwill of $2,538 and $3,023 in its consolidated balance sheets at the end of 2015 and 2014, respectively. The change in the carrying value of goodwill from 2014 was due to foreign currency translation adjustments.
Other Property – Other property primarily consists of unimproved land not used in our merchandising business and is recorded at the lower of cost or estimated fair value less estimated selling costs. Proceeds from the sale of other property are recognized in other revenue and the corresponding costs of other property sold are recognized in costs of other revenue. Other property with a carrying value of $31,183 and $17,900 at the end of 2015 and 2014, respectively, was included in other assets in the consolidated balance sheets.
Government Economic Assistance – When Cabela’s constructs a new retail store or retail development, the Company may receive economic assistance from local governments to fund a portion or all of the Company’s associated capital costs. This assistance typically comes in the form of cash grants, land grants, and/or proceeds from the sale of economic development bonds funded by the local government. The Company has historically purchased the majority of the bonds associated with its developments. Cash grants are made available to fund land, retail store construction, and/or development infrastructure costs. Economic development bonds are typically repaid through sales and/or property taxes generated by the retail store and/or within a designated development area. Cash and land grants are recognized as deferred grant income as a reduction to the costs, or recognized fair value in the case of land grants, of the associated property and equipment. Property and equipment was reduced by deferred grant income of $306,292 and $283,432 at the end of 2015 and 2014, respectively. Deferred grant income is amortized to earnings, as a reduction of depreciation expense, over the average estimated useful life of the associated assets.
Deferred grant income estimates, and their associated present value, are updated whenever events or changes in circumstances indicate that their recorded amounts may not be recovered. These estimates are determined when estimation of the fair value of associated economic development bonds are performed if there are related bond investments. If it is determined that the Company will not receive the full amount remaining from the bonds, the Company will adjust the deferred grant income to appropriately reflect the change in estimate and, at that time, will record a cumulative additional depreciation charge that would be recognized to date as expense in the absence of the grant income. There were no other than temporary fair value adjustments of economic development bonds and no adjustments of deferred grant income related to economic development bonds in 2015, 2014, or 2013. The Company may agree to guarantee deficiencies in tax collections which fund the repayment of economic development bonds. The Company did not guarantee any economic development bonds that it owned at the end of 2015, 2014, or 2013.
Land grants typically include land associated with the retail store and may include other land for sale and further development. Land grants are recognized at the fair value of the land on date of grant. Deferred grant income on land grants is recognized as a reduction to depreciation expense over the estimated life of the related assets of the developments. The Company did not receive any land grants in 2015 or 2014. At December 28, 2013, the Company recognized a liability to repay grants related to a retail store property. The adjustments that reduced the deferred grant income of this retail store property resulted in an increase in expense of $831 and $4,931 in 2014 and 2013, respectively.
Certain grants contain covenants the Company is required to comply with regarding minimum employment levels, maintaining retail stores in certain locations, and maintaining office facilities in certain locations. For these grants the Company recognizes grant revenue as the milestones associated with the grant are met. For 2015 and 2014, the Company was in compliance with the requirements under these grants.

CABELA’S INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands Except Share and Per Share Amounts)

Economic Development Bonds – Economic development bonds are related to the Company’s government economic assistance arrangements relating to the construction of new retail stores or retail development. Economic development bonds issued by state and local municipalities are classified as available-for-sale and recorded at their fair value. Fair values of bonds are estimated using discounted cash flow projections based on available market interest rates and management estimates including the estimated amounts and timing of expected future tax payments to be received by the municipalities under development zones. These fair values do not reflect any premium or discount that could result from offering these bonds for sale or through early redemption, or any related income tax impact. Declines in the fair value of available-for-sale economic development bonds below cost that are deemed to be other than temporary are reflected in earnings.
On a quarterly basis, we perform various procedures to analyze the amounts and timing of projected cash flows to be received from its economic development bonds. We revalue each economic development bond using discounted cash flow models based on available market interest rates (Level 2 inputs) and management estimates, including the estimated amounts and timing of expected future tax payments (Level 3 inputs) to be received by the municipalities under tax increment financing districts. Projected cash flows are derived from sales and property taxes. Due to the seasonal nature of our business, fourth quarter sales are significant to projecting future cash flows under the economic development bonds. We evaluate the impact of bond payments that have been received since the most recent quarterly evaluation, including those subsequent to the end of the quarter. Typically, bond payments are received twice annually. The payments received around the end of the fourth quarter provide the Company with additional facts for its fourth quarter projections. We make inquiries of local governments and/or economic development authorities for information on any anticipated third-party development, specifically on land owned by the Company, but also on land not owned by the Company in the tax increment financing development district, and to assess any current and potential development where cash flows under the bonds may be impacted by additional development and the anticipated development is material to the estimated and recorded carrying value based on projected cash flows. We make revisions to the cash flow estimates of each bond based on the information obtained. In those instances where the expected cash flows are insufficient to recover the current carrying value of the bond, we adjust the carrying value of the individual bonds to their revised estimated fair value. The governmental entity from which the Company purchases the bonds is not liable for repayment of principal and interest on the bonds to the extent that the associated taxes are insufficient to fund principal and interest amounts under the bonds. Should sufficient tax revenue not be generated by the subject properties, we may not receive all anticipated payments and thus will be unable to realize the full carrying values of the economic development bonds, which result in a corresponding decrease to deferred grant income.
Credit Card and Loyalty Rewards Programs – Cabela’s CLUB Visa cardholders receive Cabela’s points based on the dollar amounts of transactions through credit cards issued by Cabela’s CLUB which may be redeemed for Cabela’s products and services. Points may also be awarded for special promotions for the acquisition and retention of accounts. The dollar amount of related points are accrued as earned by the cardholder and recorded as a reduction in Financial Services revenue. In addition to the Cabela’s CLUB issued credit cards, customers receive points for purchases at Cabela’s from various loyalty programs. The dollar amount of unredeemed credit card points and loyalty points was $181,486 and $165,018 at the end of 2015 and 2014, respectively, and the Cabela’s CLUB points issued never expire. The total cost incurred for all credit card rewards and loyalty programs was $222,268, $210,190, and $198,687 for 2015, 2014, and 2013, respectively.
Income Taxes – The Company files consolidated federal and state income tax returns with its wholly-owned subsidiaries. The consolidated group follows a policy of requiring each entity to provide for income taxes in an amount equal to the income taxes that would have been incurred if each were filing separately. We recognize deferred income tax assets and liabilities for the expected future tax consequences of temporary differences between the financial statement carrying amounts and the tax bases of our assets and liabilities. The Company establishes valuation allowances if we believe it is more likely than not that some or all of the Company’s deferred tax assets will not be realized.
Stock-Based Compensation – Compensation expense is estimated based on grant date fair value and amortized on a straight-line basis over the requisite service period. Costs associated with awards are included in compensation expense as a component of selling, distribution, and administrative expenses.
Financial Instruments and Credit Risk Concentrations – Financial instruments which may subject the Company to concentrations of credit risk are primarily cash, cash equivalents, and accounts receivable. The Company invests primarily in money market accounts or tax-free municipal bonds, with short-term maturities, limiting the amount of credit exposure to any one entity. The Company had $20,790 and $915 invested in overnight funds at the end of 2015 and 2014, respectively. Concentrations of credit risk on accounts receivable are limited due to the nature of the Company’s receivables.

CABELA’S INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands Except Share and Per Share Amounts)

Fair Value of Financial Instruments – The carrying amount of cash and cash equivalents, accounts receivable, restricted cash, accounts payable, gift instruments (including credit card rewards and loyalty rewards programs), accrued expenses and other liabilities, short-term borrowings, and income taxes included in the consolidated balance sheets approximate fair value given the short-term nature of these financial instruments. Credit card loans (level 2) are originated with variable rates of interest that adjust with changing market interest rates so the carrying value of the credit card loans, including the carrying value of deferred credit card origination costs, less the allowance for loan losses, approximates fair value. Time deposits (level 2) are pooled in homogeneous groups, and the future cash flows of those groups are discounted using current market rates offered for similar products for purposes of estimating fair value. The fair value of the secured variable funding obligations of the Trust (level 2) approximates the carrying value since these obligations can fluctuate daily based on the short-term operational needs with advances and pay downs at par value. The estimated fair value of secured obligations of the Trust is based on future cash flows associated with each type of debt discounted using current borrowing rates for similar types of debt with comparable maturities. The estimated fair value of long-term debt (level 2) is based on future cash flows associated with each type of debt discounted using current borrowing rates for similar types of debt with comparable maturities.
Comprehensive Income – Comprehensive income consists of net income, foreign currency translation adjustments, and unrealized gains and losses on available-for-sale economic development bonds, net of related income taxes.
Foreign Currency Translation – Assets and liabilities of Cabela’s Canadian operations are translated into United States dollars at currency exchange rates in effect at the end of a reporting period. Gains and losses from translation into United States dollars are included in accumulated other comprehensive income (loss) in our consolidated balance sheets. Revenues and expenses are translated at average monthly currency exchange rates.
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
2.     ACCOUNTING PRONOUNCEMENTS
In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09 “Revenue from Contracts with Customers” (Topic 606) (“ASU 2014-09”). ASU 2014-09 is a comprehensive new revenue recognition model requiring a company to recognize revenue to depict the transfer of goods or services to a customer at an amount reflecting the consideration it expects to receive in exchange for those goods or services. In adopting ASU 2014-09, companies may use either a full retrospective or a modified retrospective approach. ASU 2014-09 is effective for the first interim period within annual reporting periods beginning after December 15, 2017, or for the first quarter of fiscal 2018 for the Company. Early adoption is permitted. Management is evaluating the provisions of this statement and does not intend to apply early adoption. We have not determined what impact the adoption of ASU 2014-09 will have on the Company’s consolidated financial position or results of operations.
In April 2015, the FASB issued ASU 2015-03, “Simplifying the Presentation of Debt Issuance Costs,” (“ASU 2015-03”). ASU 2015-03 requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. ASU 2015-03 is effective for the first interim period for fiscal years beginning after December 15, 2015, or for the first quarter of fiscal 2016 for the Company. The adoption of the provisions of this ASU will not have any impact on the Company’s liquidity or results of operations, but it will have an immaterial impact on the Company’s consolidated financial position since we will be making a reclassification between consolidated assets and liabilities.
In July 2015, the FASB issued ASU 2015-11, “Simplifying the Measurement of Inventory.” Under this ASU, inventory will be measured at the “lower of cost and net realizable value” and options that currently exist for “market value” will be eliminated. The ASU defines net realizable value as the “estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation.” No other changes were made to the current guidance on inventory measurement. ASU 2015-11 is effective for interim and annual periods beginning after December 15, 2016, or for the first quarter of fiscal 2017 for the Company. Early application is permitted and should be applied prospectively. Management is evaluating the provisions of this statement, including which period to adopt, and has not determined what impact the adoption of ASU 2015-11 will have on the Company’s consolidated financial position or results of operations.

CABELA’S INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands Except Share and Per Share Amounts)

In November 2015, the FASB issued ASU 2015-17 “Balance Sheet Classification of Deferred Taxes” (Topic 740) (“ASU 2015-17”). ASU 2015-17 is intended to simplify the presentation of deferred income taxes and requires that deferred tax liabilities and assets be classified as non current in the company’s consolidated balance sheets. ASU 2015-17 is required to be adopted for annual periods beginning after December 15, 2016, with early adoption permitted. The Company adopted the provisions of ASU 2015-17 prospectively, with the first annual period of change effective January 2, 2016. Prior periods were not retrospectively adjusted.
3.    CABELA’S MASTER CREDIT CARD TRUST
The Financial Services segment utilizes the Trust for the purpose of routinely securitizing credit card loans and issuing beneficial interest to investors. The Trust issues variable funding facilities and long-term notes (collectively referred to herein as “secured obligations of the Trust”), each of which has an undivided interest in the assets of the Trust. The Financial Services segment owns notes issued by the Trust from some of the securitizations, which in some cases may be subordinated to other notes issued.
The following table presents the components of the consolidated assets and liabilities of the Trust at the years ended:

	2015	2014
Consolidated assets:
Restricted credit card loans, net of allowance of $75,450 and $56,280	$4,991,210	$4,384,240
Restricted cash	40,983	334,812
Total	$5,032,193	$4,719,052

Consolidated liabilities:
Secured variable funding obligations	$655,000	$480,000
Secured long-term obligations	3,238,500	3,047,250
Interest due to third party investors	2,682	2,256
Total	$3,896,182	$3,529,506
4.    CREDIT CARD LOANS AND ALLOWANCE FOR LOAN LOSSES
The following table reflects the composition of the credit card loans at the years ended:

	2015	2014

Restricted credit card loans of the Trust (restricted for repayment of secured obligations of the Trust)	$5,066,660	$4,440,520
Unrestricted credit card loans	38,278	31,614
Total credit card loans	5,104,938	4,472,134
Allowance for loan losses	(75,911)	(56,572)
Deferred credit card origination costs	6,240	5,623
Credit card loans, net	$5,035,267	$4,421,185

CABELA’S INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands Except Share and Per Share Amounts)

Allowance for Loan Losses:
The following table reflects the activity in the allowance for loan losses by credit card segment for the years ended:

		2015			2014
	Credit Card Loans	Restructured Credit Card Loans	Total Credit Card Loans	Credit Card Loans	Restructured Credit Card Loans	Total Credit Card Loans

Balance, beginning of year	$48,832	$7,740	$56,572	$44,660	$8,450	$53,110

Provision for loan losses	76,622	8,498	85,120	52,135	9,787	61,922

Charge-offs	(78,313)	(12,883)	(91,196)	(62,150)	(14,718)	(76,868)
Recoveries	20,512	4,903	25,415	14,187	4,221	18,408
Net charge-offs	(57,801)	(7,980)	(65,781)	(47,963)	(10,497)	(58,460)
Balance, end of year	$67,653	$8,258	$75,911	$48,832	$7,740	$56,572
Credit Quality Indicators, Delinquent, and Non-Accrual Loans:
The loan portfolio is segregated into loans that have been restructured and other credit card loans in order to facilitate the estimation of the losses inherent in the portfolio as of the reporting date. The Financial Services segment uses the scores of Fair Isaac Corporation (“FICO”), a widely-used financial metric for assessing an individual’s credit rating, as the primary credit quality indicator for non-restructured loans, with the risk of loss increasing as an individual’s FICO score decreases.

CABELA’S INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands Except Share and Per Share Amounts)

The tables below provide information on current, non-accrual, past due, and restructured credit card loans by class using the respective fourth quarter FICO score at the years ended:

	FICO Score of Credit Card Loans Segment			Restructured Credit Card Loans Segment (1)
January 2, 2016:	691 and Below	692-758	759 and Above		Total

Credit card loan status:
Current	$782,885	$1,676,541	$2,516,420	$28,322	$5,004,168
1 to 29 days past due	28,472	16,245	14,229	2,820	61,766
30 to 59 days past due	10,931	1,713	506	1,716	14,866
60 or more days past due	20,307	536	111	3,184	24,138
Total past due	59,710	18,494	14,846	7,720	100,770
Total credit card loans	$842,595	$1,695,035	$2,531,266	$36,042	$5,104,938

90 days or more past due and still accruing	$10,292	$111	$34	$1,217	$11,654
Non-accrual	—	—	—	7,059	7,059

	FICO Score of Credit Card Loans Segment			Restructured Credit Card Loans Segment (1)
December 27, 2014:	691 and Below	692-758	759 and Above		Total

Credit card loan status:
Current	$618,961	$1,455,292	$2,279,309	$28,831	$4,382,393
1 to 29 days past due	24,712	18,121	15,853	2,837	61,523
30 to 59 days past due	7,722	1,453	775	1,485	11,435
60 or more days past due	13,829	363	48	2,543	16,783
Total past due	46,263	19,937	16,676	6,865	89,741
Total credit card loans	$665,224	$1,475,229	$2,295,985	$35,696	$4,472,134

90 days or more past due and still accruing	$7,561	$44	$13	$1,076	$8,694
Non-accrual	—	—	—	5,118	5,118

(1)	Included in the allowance for loan losses were specific allowances for loan losses of $8,258 at January 2, 2016, and $7,740 at December 27, 2014.

CABELA’S INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands Except Share and Per Share Amounts)

5.     PROPERTY AND EQUIPMENT
Property and equipment consisted of the following at the years ended:

	Depreciable Life in Years
		2015	2014

Land and improvements	Up to 20	$325,576	$257,788
Buildings and improvements	7 to 40	1,181,704	978,568
Furniture, fixtures, and equipment	3 to 15	834,656	741,880
Assets held under capital lease	Up to 30	12,979	13,101
Property and equipment		2,354,915	1,991,337
Less accumulated depreciation and amortization		(707,183)	(642,123)
		1,647,732	1,349,214
Construction in progress		163,570	258,939
		$1,811,302	$1,608,153
6.     SECURITIES
Economic development bonds, which are classified as available-for-sale, consisted of the following at the years ended:

		Gross Unrealized Gains	Gross Unrealized Losses
	Amortized Cost			Fair Value

January 2, 2016	$67,482	$16,285	$—	$83,767

December 27, 2014	$66,865	$15,209	$—	$82,074
Estimated maturities based on expected future cash flows for the economic development bonds at the end of 2015 were as follows:

	Amortized Cost	Fair Value

For the fiscal years ending:
2016	$2,406	$3,187
2017	3,106	3,936
2018	3,487	4,413
2019	3,928	4,975
2020	4,284	5,425
2021 - 2025	25,954	32,694
2026 and thereafter	24,317	29,137
	$67,482	$83,767
Interest earned on the securities totaled $3,746, $3,954, and $4,103 for 2015, 2014, and 2013, respectively. There were no realized gains or losses on these securities in 2015, 2014, or 2013.

CABELA’S INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands Except Share and Per Share Amounts)

7.     PREPAID EXPENSES AND OTHER ASSETS
Prepaid expenses and other assets (current and long-term) consisted of the following at the years ended:

	2015	2014
Prepaid expenses and other current assets:
Accrued interest and other receivables - Financial Services segment	$65,878	$50,838
Other	51,452	43,091
	$117,330	$93,929
Other assets:
Other property	$31,183	$17,900
Long-term notes and other receivables	12,415	10,412
Deferred financing costs - Financial Services segment	8,454	8,745
Goodwill and other intangible assets	2,776	3,565
Other	9,619	6,796
	$64,447	$47,418
8.     ACCRUED EXPENSES AND OTHER LIABILITIES
Accrued expenses and other liabilities consisted of the following at the years ended:

	2015	2014

Unrecognized tax benefits and accrued interest	$—	$48,123
Accrued employee compensation and benefits	55,368	35,495
Accrued property, sales, and other taxes	47,219	35,087
Deferred revenue and accrued sales returns	41,122	31,162
Legal judgment liability and accrued professional fees	17,629	16,510
Accrued interest	15,212	8,727
Other	48,183	41,170
	$224,733	$216,274
9.     OTHER LONG-TERM LIABILITIES
Other long-term liabilities consisted of the following at the years ended:

	2015	2014

Unrecognized tax benefits and accrued interest	$80,153	$67,867
Deferred rent expense and tenant allowances	44,634	45,122
Deferred grant income	11,312	11,776
Other long-term liabilities	936	1,450
	$137,035	$126,215

CABELA’S INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands Except Share and Per Share Amounts)

10.     TIME DEPOSITS
The Financial Services segment accepts time deposits only in amounts of at least one hundred thousand dollars. All time deposits are interest bearing. The aggregate amount of time deposits, net of brokered fees, by maturity was as follows at the years ended:

	2015	2014

2015	$—	$273,081
2016	215,306	215,691
2017	26,103	26,056
2018	195,143	20,930
2019	37,254	37,186
2020	175,217	—
Thereafter	230,876	233,112
	879,899	806,056
Less current maturities	(215,306)	(273,081)
Deposits classified as non-current liabilities	$664,593	$532,975
Time deposits include brokered institutional certificates of deposit, net of fees, totaling $879,651 and $802,076 at the end of 2015 and 2014, respectively.
11.     BORROWINGS OF FINANCIAL SERVICES SEGMENT
The Trust issues fixed and floating (variable) rate term securitizations, which are considered secured obligations backed by restricted credit card loans. A summary of the secured fixed and variable rate obligations of the Trust by series, the expected maturity dates, and the respective weighted average interest rates are presented in the following tables at the years ended:

January 2, 2016:
Series	Expected Maturity Date	Fixed Rate Obligations	Interest Rate	Variable Rate Obligations	Interest Rate	Total Obligations	Interest Rate

Series 2011-II	June 2016	$155,000	2.39%	$100,000	0.93%	$255,000	1.82%
Series 2011-IV	October 2016	165,000	1.90	90,000	0.88	255,000	1.54
Series 2012-I	February 2017	275,000	1.63	150,000	0.86	425,000	1.36
Series 2012-II	June 2017	300,000	1.45	125,000	0.81	425,000	1.26
Series 2013-I	February 2023	327,250	2.71	—	—	327,250	2.71
Series 2013-II	August 2018	100,000	2.17	197,500	0.98	297,500	1.38
Series 2014-I	March 2017	—	—	255,000	0.68	255,000	0.68
Series 2014-II	July 2019	—	—	340,000	0.78	340,000	0.78
Series 2015-I	March 2020	218,750	2.26	100,000	0.87	318,750	1.82
Series 2015-II	July 2020	240,000	2.25	100,000	1.00	340,000	1.88

Secured obligations of the Trust		1,781,000		1,457,500		3,238,500
Less current maturities		(320,000)		(190,000)		(510,000)
Secured long-term obligations of the Trust, less current maturities		$1,461,000		$1,267,500		$2,728,500

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
The Trust sold asset-backed notes of $375,000 (Series 2015-I) on March 16, 2015, and $400,000 (Series 2015-II) on July 15, 2015. The Series 2015-I securitization transaction included the issuance of:

•	$218,750 of Class A-1 notes, which accrue interest at a fixed rate of 2.26% per year,

•	$100,000 of Class A-2 notes, which accrue interest at a floating rate equal to the one-month London Interbank Offered Rate (“LIBOR”) plus 0.54% per year, and

•	three subordinated classes of notes in the aggregate principal amount of $56,250.
The Series 2015-II securitization transaction included the issuance of:

•	$240,000 of Class A-1 notes, which accrue interest at a fixed rate of 2.25% per year,

•	$100,000 of Class A-2 notes, which accrue interest at a floating rate equal to the one-month LIBOR plus 0.67% per year, and

•	three subordinated classes of notes in the aggregate principal amount of $60,000.
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

CABELA’S INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands Except Share and Per Share Amounts)

The Trust also issues variable funding facilities which are considered secured obligations backed by restricted credit card loans. At January 2, 2016, and December 27, 2014, the Trust had three variable funding facilities with a total capacity of $1,100,000 and $1,025,000 and outstanding balances of $655,000 and $480,000, respectively, which were classified as current maturities of secured variable funding obligations of the Trust on the consolidated balance sheets since the Company’s intent is to repay these obligations in full within the next 12 months. On April 23, 2015, the Trust increased its $225,000 variable funding facility to $300,000 and extended the maturity date from April 2015 to March 2018. Maturities for the variable funding facilities are now scheduled in March of 2016 ($300,000), 2017 ($500,000), and 2018 ($300,000). Each of these variable funding facilities includes an option to renew subject to certain terms and conditions. Variable rate note interest is priced at a benchmark rate, LIBOR, or commercial paper rate, plus a spread, which ranges from 0.50% to 0.85%. The variable rate notes provide for a fee ranging from 0.25% to 0.40% on the unused portion of the facilities. During the years ended 2015 and 2014, the daily average balance outstanding on these notes was $106,603 and $29,603, with a weighted average interest rate of 0.89% and 0.76%, respectively.
The Financial Services segment has unsecured federal funds purchase agreements with two financial institutions. The maximum amount that can be borrowed is $100,000. There were no amounts outstanding at January 2, 2016, or December 27, 2014. During 2015, the average balance outstanding was $125 with a weighted average rate of 0.75%. During 2014, there was no average balance outstanding.
12.     REVOLVING CREDIT FACILITIES
The Company’s credit agreement provides for an unsecured $775,000 revolving credit facility and permits the issuance of letters of credit up to $75,000 and swing line loans up to $30,000. The credit facility may be increased to $800,000 subject to certain terms and conditions. The term of the credit facility expires on June 18, 2019.
There was no amount outstanding under our credit agreement at January 2, 2016, and $180,000 was outstanding at December 27, 2014. During 2015 and 2014, the daily average principal balance outstanding on the line of credit was $419,216 and $255,499, respectively, and the weighted average interest rate was 1.11% and 1.42%, respectively. Letters of credit and standby letters of credit totaling $20,246 and $20,064, respectively, were outstanding at the end of 2015 and 2014. The daily average outstanding amount of total letters of credit during 2015 and 2014 was $19,024 and $21,746, respectively.
During the term of the $775,000 revolving credit facility, the Company is required to pay a quarterly commitment fee, which ranges from 0.15% to 0.25% of the average daily unused principal balance on the line of credit. Interest on each base rate advance is equal to the alternate base rate, as defined, plus the applicable margin; and interest on each Eurocurrency advance is equal to the Eurocurrency base rate, as defined, plus the applicable margin. The applicable margin for both base rate and Eurocurrency advances is the percentage rate that is applicable at such time with respect to advances as set forth in the pricing schedule, a stratified interest rate schedule based on the Company’s leverage ratio, as defined.
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
At January 2, 2016, the Company was in compliance with the financial covenant requirements of its $775,000 credit agreement with a fixed charge coverage ratio of 8.56 to 1, a leverage ratio of 1.74 to 1, and a consolidated net worth that was $549,995 in excess of the minimum.

CABELA’S INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands Except Share and Per Share Amounts)

The credit agreement includes a dividend provision limiting the amount that Cabela’s could pay to stockholders, which at January 2, 2016, was not in excess of $225,036. The credit agreement also has a provision permitting acceleration by the lenders in the event there is a change in control, as defined. In addition, the credit agreement contains cross default provisions to other outstanding debt. In the event that the Company fails to comply with these covenants, a default is triggered. In the event of default, all outstanding letters of credit and all principal and outstanding interest would immediately become due and payable. The Company was in compliance with all financial covenants under its credit agreements at January 2, 2016, and December 27, 2014. On August 4, 2015, in connection with the $550,000 note purchase agreement described in more detail in Note 13 “Long-Term Debt and Capital Leases” herein, the Company entered into a credit agreement amendment primarily to permit the issuance and sale of the unsecured notes, to place a floor of zero under LIBOR, and to revise certain definitions in the credit agreement. We anticipate that we will continue to be in compliance with all financial covenants under our credit agreements through at least the next 12 months.
The Company also has an unsecured $20,000 Canadian (“CAD”) revolving credit facility for its operations in Canada. Borrowings are payable on demand with interest payable monthly. This credit facility permits the issuance of letters of credit up to $10,000 CAD in the aggregate, which reduces the overall available credit limit. There were no amounts outstanding at January 2, 2016, or December 27, 2014.
Advances made pursuant to the $775,000 credit agreement are classified as long-term debt. This agreement does not contain requirements regarding the pay down of revolving loans advanced; therefore, advances made prior to June 18, 2018, pursuant to this agreement are considered long-term in nature.
13.     LONG-TERM DEBT AND CAPITAL LEASES
Long-term debt and capital leases consisted of the following at the years ended:

	2015	2014

Unsecured $775 million revolving credit facility	$—	$180,000
Unsecured notes due 2016 with interest at 5.99%	215,000	215,000
Unsecured senior notes due 2017 with interest at 6.08%	60,000	60,000
Unsecured senior notes due 2016-2018 with interest at 7.20%	24,428	32,571
Unsecured senior notes due 2020, 2022 and 2025; various interest rates	550,000	—
Capital lease obligations payable through 2036	11,853	12,144
Total debt	861,281	499,715
Less current portion of debt	(223,452)	(8,434)
Long-term debt, less current maturities	$637,829	$491,281

CABELA’S INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands Except Share and Per Share Amounts)

Long-term debt and capital leases, classified by maturity date as of January 2, 2016, are presented in the following table. Advances made under the $775,000 credit agreement are classified as long-term debt.

	Unsecured Notes due 2016	Unsecured Senior Notes due 2017	Unsecured Senior Notes, final maturity 2018	Unsecured Senior Notes, final maturity 2025	Capital Lease Obligations	Total Debt

2016	$215,000	$—	$8,142	$—	$310	$223,452
2017	—	60,000	8,143	—	328	68,471
2018	—	—	8,143	—	348	8,491
2019	—	—	—	—	369	369
2020	—	—	—	100,000	391	100,391
2021 and thereafter	—	—	—	450,000	10,107	460,107
Total debt	$215,000	$60,000	$24,428	$550,000	$11,853	$861,281
On August 4, 2015, the Company entered into a note purchase agreement with various purchasers allowing the Company to issue and sell an aggregate of $550,000 principal amount of senior unsecured notes in a private placement to certain accredited investors. On August 4, 2015, and December 3, 2015, the Company issued and sold under this note purchase agreement $250,000 and $300,000, respectively, of senior unsecured notes with aggregate principal amounts, interest rates, and maturity dates as follows:

Tranche	Principal	Interest Rate	Date Issued	Maturity Date

A	$100,000	3.23%	August 4, 2015	August 4, 2020
B	122,000	3.70	August 4, 2015	August 4, 2022
C	128,000	3.82	December 3, 2015	December 3, 2022
D	28,000	4.01	August 4, 2015	August 4, 2025
E	172,000	4.11	December 3, 2015	December 3, 2025
	$550,000
Interest on these notes is payable semi-annually. The Company used the proceeds from this sale for general corporate purposes and intends to repay its existing unsecured notes for $215,000 due February 27, 2016. At January 2, 2016, these unsecured notes for $215,000 were classified in current maturities of long-term debt in the consolidated balance sheets.

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

CABELA’S INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands Except Share and Per Share Amounts)

In addition, the debt agreements contain cross default provisions to our outstanding credit facilities. In the event that the Company failed to comply with these covenants, a default would trigger and all principal and outstanding interest would immediately be due and payable. At January 2, 2016, and December 27, 2014, the Company was in compliance with all financial covenants under its unsecured notes. We anticipate that we will continue to be in compliance with all financial covenants under our unsecured notes through at least the next 12 months.
The Company has a lease agreement for our distribution facility in Wheeling, West Virginia. The lease term is through June 2036 with monthly installments of $83. The lease, which contains a bargain purchase option at the end of its term, was accounted for as a capital lease.
Aggregate expected maturities of long-term debt and scheduled capital lease payments for the years shown are as follows:

	Scheduled Capital Lease Payments	Long-Term Debt Maturities

2016	$1,000	$223,142
2017	1,000	68,143
2018	1,000	8,143
2019	1,000	—
2020	1,000	128,000
Thereafter	15,500	422,000
	20,500	849,428
Capital lease amount representing interest	(8,647)
Present value of net scheduled lease payments	$11,853	11,853
Total long-term debt and capital leases		$861,281
14.    IMPAIRMENT AND RESTRUCTURING CHARGES
Impairment and restructuring charges consisted of the following for the years ended:

	2015	2014	2013
Impairment losses relating to:
Property, equipment, and other assets	$3,874	$—	$937
Other property	5,901	—	—
Accumulated amortization of deferred grant income	—	—	4,931
	9,775	—	5,868
Restructuring charges for severance and related benefits	5,556	641	—
Total	$15,331	$641	$5,868
Impairment – Long-lived assets of the Company are evaluated for possible impairment (i) whenever events or changes in circumstances may indicate that the carrying value of an asset may not be recoverable and (ii) at least annually for recurring fair value measurements and for those assets not subject to amortization. In 2015, 2014, and 2013, we evaluated the recoverability of our economic development bonds, property (including existing store locations and future retail store sites), equipment, goodwill, other property, and other intangible assets. We intend to sell our other property as soon as any such sale could be economically feasible, and we continue to monitor such property for impairment.

CABELA’S INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands Except Share and Per Share Amounts)

The following impairment losses were recognized in 2015:

•
A loss of $3,874 was recognized relating to the write-off of costs pertaining to store sites we had previously identified as future retail store locations but in 2015 decided not to develop based on the Company’s plans to scale back retail store expansion for 2016 and 2017. This impairment was recorded in the Retail segment.

•
A loss of $2,434 was recognized on improved land for a housing development project based on its fair value using discounted cash flow projection estimates (Level 3 inputs). After the impairment loss was recognized, the carrying value of this property was $322. This impairment was recognized in the Corporate Overhead and Other segment.

•
A loss of $3,257 was recognized on a parcel of unimproved land based on an appraisal we received in February 2016. After the impairment loss was recognized, the carrying value of this particular property was $1,521. This impairment was recognized in the Corporate Overhead and Other segment.

•
A loss of $210 was recognized on a parcel of unimproved land based on an appraisal we received in July 2015. After the impairment loss was recognized, the carrying value of this particular property was $1,109. This impairment was recognized in the Corporate Overhead and Other segment.

We did not recognize any impairment during 2014. The following impairment losses were recognized in 2013:

•
A loss of $937 was recognized related to the store closure of our former Winnipeg, Manitoba, Canada, retail site. This impairment loss included leasehold improvements write-offs as well as lease cancellation and restoration costs and was recognized in the Retail segment ($820) and the Corporate Overhead and Other segment ($117).

•
Additional depreciation expense of $4,931 was recognized as a result of the Company recording an increase to the carrying amount of a retail store property through a reduction in deferred grant income of $14,125 due to the recognition of a liability judgment for the same amount against the Company to repay grants, legal fees, and other costs relating to a radius restriction lawsuit for this retail store. This additional depreciation expense was recognized in the Retail segment. The Company is appealing the Court’s ruling.

Local economic trends, government regulations, and other restrictions where we own properties may impact management projections that could change undiscounted cash flows in future periods and which could trigger possible future write downs.
Restructuring Charges – In 2015, we incurred charges totaling $5,556 for severance and related benefits primarily attributable to a corporate office restructure and reduction in the number of personnel. The liability for severance benefits was included in accrued expenses and other liabilities in our consolidated balance sheets and will be reduced as payments are disbursed, which will be substantially completed over the next 12 months. The charges were recognized in the Corporate Overhead and Other segment.
In June 2014, we announced the transition to a third-party logistics provider for our distribution needs in Canada and the closing of our distribution center in Winnipeg, Manitoba. Accordingly, in 2014, we recognized a restructuring charge related to employee severance agreements and termination benefits totaling $641. This restructuring charge was recognized in the Corporate Overhead and Other segment. The third-party logistics provider began processing a portion of our Canada merchandise in a Calgary, Alberta, distribution center in October 2014, and in March 2015, we closed the distribution center in Winnipeg, Manitoba.

CABELA’S INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands Except Share and Per Share Amounts)

15.     INTEREST (EXPENSE) INCOME, NET
Interest expense, net of interest income, consisted of the following for the years ended:

	2015	2014	2013

Interest expense	$(33,390)	$(29,648)	$(26,159)
Capitalized interest	10,499	7,788	4,270
Interest expense, net	(22,891)	(21,860)	(21,889)
Interest income	9	18	35
	$(22,882)	$(21,842)	$(21,854)
16.     INCOME TAXES
 For financial reporting purposes, income before taxes includes the following components:

	2015	2014	2013

Federal	$276,650	$276,041	$244,878
Foreign	17,977	42,436	98,650
	$294,627	$318,477	$343,528
The provision for income taxes consisted of the following for the years ended:

	2015	2014	2013
Current:
Federal	$100,501	$114,420	$105,241
State	19,894	7,032	7,714
Foreign	5,090	6,872	14,414
	125,485	128,324	127,369
Deferred:
Federal	(12,589)	(14,024)	(8,497)
State	(7,724)	2,477	(49)
Foreign	125	(15)	315
	(20,188)	(11,562)	(8,231)
	$105,297	$116,762	$119,138

CABELA’S INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands Except Share and Per Share Amounts)

A reconciliation of the statutory federal income tax rate to the effective income tax rate is presented below. Certain amounts for 2014 and 2013 have been disaggregated from amounts previously reported to conform to the current year presentation as follows:

	2015	2014	2013

Statutory federal rate	35.0%	35.0%	35.0%
State income taxes, net of federal tax benefit	2.4	2.2	1.6
Effect of rates different than statutory rate	(1.3)	(2.3)	(5.4)
Indefinitely invested foreign earnings	0.2	3.3	1.2
Other nondeductible items	0.4	0.3	0.2
Tax exempt interest income	(0.9)	(1.0)	(0.5)
Change in unrecognized tax benefits	1.1	(1.7)	2.9
Net operating loss valuation allowance	1.4	0.5	—
Deferred income tax rate change	(1.2)	0.2	—
Tax credits	(1.0)	(0.2)	(0.4)
Other, net	(0.4)	0.4	0.1
Effective income tax rate	35.7%	36.7%	34.7%

CABELA’S INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands Except Share and Per Share Amounts)

Deferred tax assets and liabilities consisted of the following for the years ended:

	2015	2014
Deferred tax assets:
Deferred compensation	$16,612	$14,016
Deferred revenue	4,452	4,755
Reserve for returns	8,412	6,148
Accrued expenses and other liabilities	18,575	12,523
Gift certificates liability	11,775	10,392
Allowance for loans losses and doubtful accounts	29,078	22,093
Loyalty rewards programs	68,608	61,146
Economic development bonds	25,769	—
Other	19,382	13,761
Total deferred tax assets	202,663	144,834
Valuation allowance	(5,165)	(1,692)
Deferred tax assets, net of valuation allowance	197,498	143,142

Deferred tax liabilities:
Prepaid expenses	14,498	10,888
Property and equipment	106,435	76,917
Inventories	3,080	3,265
Credit card loan fee deferral	45,443	38,743
United States income tax on foreign earnings	—	964
Economic development bonds	—	3,681
Other	—	830
Total deferred tax liabilities	169,456	135,288
Net deferred tax (asset) liability	(28,042)	(7,854)
Less current deferred income taxes	—	(14,400)
Long-term deferred income tax (asset) liability	$(28,042)	$6,546
The Company has not provided United States income taxes and foreign withholding taxes on all of the undistributed earnings of foreign subsidiaries that the Company considers to be indefinitely reinvested outside of the United States as of the end of 2015. If these foreign earnings were to be repatriated in the future, the related United States tax liability may be reduced by any foreign income taxes previously paid on these earnings. As of the year ended 2015, the cumulative amount of earnings upon which United States income taxes have not been provided was approximately $190,988. If those earnings were not considered indefinitely invested, the Company estimates that an additional income tax expense of approximately $44,406 would be recorded.
As of January 2, 2016, cash and cash equivalents held by our foreign subsidiaries totaled $97,120. Our intent is to permanently reinvest these funds outside the United States for capital expansion. Based on the Company’s current projected capital needs and the current amount of cash and cash equivalents held by our foreign subsidiaries, we do not anticipate incurring any material tax costs beyond our accrued tax position in connection with any repatriation, but we may be required to accrue for unanticipated additional tax costs in the future if our expectations or the amount of cash held by our foreign subsidiaries change.
At January 2, 2016, our foreign subsidiary in Canada had a net operating loss carry forward of $18,143 with a related tax benefit of $4,790 that expires between 2033 and 2035. Due to the uncertainty of the ultimate realization of this net operating loss, the subsidiary’s benefits and associated deferred tax liabilities of $4,799 have been fully offset by a valuation allowance of $5,165.

CABELA’S INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands Except Share and Per Share Amounts)

The Company has paid a total of $103,418 in deposits for federal taxes related to prior period uncertain tax positions. These deposits were classified as a current asset included in income taxes receivable and deferred income taxes in the consolidated balance sheets.
The reconciliation of unrecognized tax benefits was as follows for the years ended:

	2015	2014	2013

Unrecognized tax benefits, beginning of year	$101,879	$64,800	$39,252
Gross decreases related to prior period tax positions	(2,301)	(4,686)	(3,428)
Gross increases related to prior period tax positions	20,507	29,281	15,759
Gross increases related to current period tax positions	6,268	12,501	13,217
Gross decreases related to current period tax positions	—	(17)	—
Gross decreases related to settlements with taxing authorities	(53,231)	—	—
Unrecognized tax benefits, end of year	$73,122	$101,879	$64,800
The Company’s policy is to accrue interest expense, and penalties as appropriate, on estimated unrecognized tax benefits as a charge to interest expense in the consolidated statements of income. We recorded net interest expense of $2,189, $4,989, and $3,425 in 2015, 2014 and 2013, respectively. No penalties were accrued. The liability for estimated interest on unrecognized tax benefits included in other long-term liabilities totaled $7,031 at the end of 2015 compared to $14,111 at the end of 2014 with $1,806 included in current liabilities (accrued expenses and other liabilities) and $12,305 included in other long-term liabilities in our consolidated balance sheet. The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate was $24,401.
As of January 2, 2016, unrecognized tax benefits totaling $73,122 were included in other long-term liabilities in our consolidated balance sheets. At December 27, 2014, unrecognized tax benefits totaling $46,317 were included in current liabilities (accrued expenses and other liabilities) and $55,562 in other long-term liabilities in our consolidated balance sheets. The changes comparing the respective periods were due primarily to our assessments of uncertain tax positions related to prior period tax positions and settlement of our 2007 and 2008 Internal Revenue Service (“IRS”) examinations. A portion of the $103,418 in deposits for federal taxes related to prior period uncertain tax positions was used to pay the tax associated with the settlement of the 2007 and 2008 IRS examinations.
The Company’s tax years 2009 through 2011 are under examination by the IRS. We do not expect the examination and possible related appeal for these tax years to be completed within the next 12 months. We have reserved for potential adjustments for income taxes that may result from examinations by the tax authorities, and we believe that the final outcome of these examinations or agreements will not have a material effect on the Company’s financial condition, results of operations, or cash flows.

Since the Company is routinely under audit by various taxing authorities, it is reasonably possible that the amount of unrecognized tax benefits will change during the next 12 months. However, we do not expect the change, if any, to have a material effect on the Company’s consolidated financial condition or results of operations within the next 12 months.
The Company files income tax returns in the United States, Canada, Hong Kong, and various states. The tax years 2007 through 2014 remain open to examination by major taxing jurisdictions to which Cabela’s is subject.

CABELA’S INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands Except Share and Per Share Amounts)

17.     COMMITMENTS AND CONTINGENCIES
The Company leases various buildings, computer and other equipment, and storage space under operating leases which expire on various dates through January 2041. Rent expense on these leases, as well as other month to month rentals, was $23,678, $19,716, and $14,319 for 2015, 2014, and 2013, respectively.
The following is a schedule of future minimum rental payments under operating leases at January 2, 2016:

For the fiscal years ending:
2016	$24,424
2017	25,245
2018	25,065
2019	24,682
2020	24,087
Thereafter	292,668
Total	$416,171
The Company leases six retail stores and owns 22 stores subject to ground leases. Certain of these leases include tenant allowances that are amortized over the life of the lease. No tenant allowances were received in 2015. During 2014, we received $3,750 in tenant allowances. Certain leases require the Company to pay contingent rental amounts based on a percentage of sales, in addition to real estate taxes, insurance, maintenance, and other operating expenses associated with the leased premises. These leases have terms which include renewal options ranging from 10 to 70 years.
The Company has entered into real estate purchase, construction, and/or economic development agreements for various new retail store site locations. At January 2, 2016, the Company estimated it had total cash commitments of approximately $182,163 outstanding for projected expenditures related to the development, construction, and completion of new retail stores. This amount excludes any estimated costs associated with new stores where the Company does not have a commitment as of January 2, 2016. We expect to fund these estimated capital expenditures over the next 12 months with funds from operations and borrowings.
Under various grant programs, state or local governments provide funding for certain costs associated with developing and opening a new retail store. The Company generally receives grant funding in exchange for commitments, such as assurance of agreed employment and wage levels at the retail store or that the retail store will remain open, made by the Company to the state or local government providing the funding. The commitments typically phase out over approximately five to 10 years. If the Company failed to maintain the commitments during the applicable period, the funds received may have to be repaid or other adverse consequences may arise, which could affect the Company’s cash flows and profitability. At January 2, 2016, and December 27, 2014, the total amount of grant funding subject to a specific contractual remedy was $43,016 and $44,112, respectively, with none received in 2015 or 2014. At January 2, 2016, we had recorded $17,219 in the consolidated balance sheets relating to these grants with $15,834 in current liabilities and $1,385 in long-term liabilities. At December 27, 2014, we had recorded $22,887 in current liabilities.
The Company operates an open account document instructions program, which provides for Cabela’s-issued letters of credit. We had obligations to pay participating vendors $34,359 and $43,105 at January 2, 2016, and December 27, 2014, respectively.
The Financial Services segment enters into financial instruments with off-balance sheet risk in the normal course of business through the origination of unsecured credit card loans. Unsecured credit card accounts are commitments to extend credit and totaled $34,730,000 and $30,491,000 at January 2, 2016, and December 27, 2014, respectively. These commitments are in addition to any current outstanding balances of a cardholder. Unsecured credit card loans involve, to varying degrees, elements of credit risk in excess of the amount recognized in the consolidated balance sheets. The principal amounts of these instruments reflect the Financial Services segment’s maximum related exposure. The Financial Services segment has not experienced and does not anticipate that all customers will exercise the entire available line of credit at any given point in time. The Financial Services segment has the right to reduce or cancel the available lines of credit at any time.

CABELA’S INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands Except Share and Per Share Amounts)

Litigation and Claims – The Company is party to various legal proceedings arising in the ordinary course of business. These actions include commercial, intellectual property, employment, regulatory, and product liability claims. Some of these actions involve complex factual and legal issues and are subject to uncertainties. The activities of WFB are subject to complex federal and state laws and regulations. WFB’s regulators are authorized to conduct compliance examinations and impose penalties for violations of these laws and regulations and, in some cases, to order WFB to pay restitution. The Company cannot predict with assurance the outcome of the actions brought against it. Accordingly, adverse developments, settlements, or resolutions may occur and have a material effect on the Company’s results of operations for the period in which such development, settlement, or resolution occurs. However, the Company does not believe that the outcome of any current legal proceedings will have a material effect on its results of operations, cash flows, or financial position taken as a whole.
On January 6, 2011, the Company received a Commissioner’s charge from the Chair of the United States Equal Employment Opportunity Commission (“EEOC”) alleging that the Company has discriminated against non-Whites on the basis of their race and national origin in recruitment and hiring. Without admitting the EEOC’s allegations, on August 26, 2015, the Company entered into a settlement agreement with the EEOC that resolved all matters related to the Commissioner’s charge.
The Company is subject to an ongoing investigation by the Securities and Exchange Commission (“SEC”). The investigation concerns certain estimates, account reconciliations, and impairment charges, and their impact on reported financial results, that were recorded for the fiscal quarter ended September 29, 2012, and the fiscal year ended December 29, 2012. The Company believes its estimates, account reconciliations, and impairment charges were appropriate, timely, and in compliance with GAAP. The investigation also concerns the adequacy of the Company’s disclosures regarding the January 1, 2012, amended and restated intercompany agreement between the Company and WFB concerning the agreement’s effect on the Company’s merchandise margins in 2012. The Company believes that its disclosures regarding the January 1, 2012, amended and restated intercompany agreement were adequate. The Company and its personnel are continuing to fully cooperate with the SEC’s investigation and have provided documents, information, and testimony as requested. Although an SEC investigation is not an indication that any violation of law has occurred, the Company cannot predict the outcome of this inquiry. Accordingly, adverse developments, settlements, or resolutions may occur and have a material effect on the Company’s results of operations for the period in which such development, settlement, or resolution occurs. However, the Company does not believe that the outcome of this inquiry will have a material effect on its results of operations, cash flows, or financial position taken as a whole. In September 2015, in connection with this ongoing investigation by the SEC, the Company recognized a liability of $1,000. This $1,000 charge was included in selling, distribution, and administrative expenses in the consolidated statements of income and was recognized in the Corporate Overhead and Other segment in 2015.
Self-Insurance – The Company is self-insured for health claims and workers’ compensation claims up to a certain stop loss amount per individual. We recognized a liability for health claims incurred prior to year end but not yet reported totaling $4,112 and $4,713 at the end of 2015 and 2014, respectively. We also recognized a liability for workers’ compensation claims incurred prior to year end but not yet reported totaling $4,357 and $3,698 at the end of 2015 and 2014, respectively. These reserves are included in accrued expenses and other liabilities in the consolidated balance sheets.
The liabilities for health and workers’ compensation claims incurred but not reported are based upon internally developed calculations. These estimates are regularly evaluated for adequacy based on the most current information available, including historical claim payments, expected trends, and industry factors.
18.    REGULATORY CAPITAL REQUIREMENTS
WFB is subject to various regulatory capital requirements administered by the Federal Deposit Insurance Corporation (“FDIC”) and the Nebraska State Department of Banking and Finance to ensure capital adequacy. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, WFB must meet specific capital guidelines that involve quantitative measures of WFB’s assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. WFB’s capital amounts and classification are also subject to qualitative judgment by the regulators with respect to components, risk weightings, and other factors.

CABELA’S INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands Except Share and Per Share Amounts)

As of December 31, 2015 and 2014, the most recent notification from the FDIC categorized WFB as “well-capitalized” under the regulatory framework for prompt corrective action. To be categorized as “well-capitalized” WFB must maintain certain amounts and ratios (defined in the regulations) as set forth in the following table. There are no conditions or events since that notification that management believes have changed WFB’s category.
In addition, effective January 2015, WFB was subject to the interim final rules and the joint final rules adopted by the FDIC in July 2013 pertaining to the implementation of regulatory capital reforms recommended by the Basel Committee on Banking Supervision in December 2010 (referred to as “Basel III”), and capital reforms required by the Dodd-Frank Wall Street Reform and Consumer Protection Act. Accordingly, these interim final rules and the joint final rules revise the agencies’ prompt corrective action framework by introducing a “common equity tier 1 capital” requirement and a higher “minimum tier 1 capital” requirement, both of which are presented in the table below.

	Actual		Capital Requirements to be Classified Adequately-Capitalized		Capital Requirements to be Classified Well-Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
2015:
Common Equity Tier 1 Capital	$532,110	10.0%	$238,282	4.5%	$344,185	6.5%
Total Capital to Risk-Weighted Assets	598,419	11.3	423,612	8.0	529,515	10.0
Tier I Capital to Risk-Weighted Assets	532,110	10.0	317,709	6.0	423,612	8.0
Tier I Capital to Average Assets	532,110	10.6	200,755	4.0	250,944	5.0

2014:
Total Capital to Risk-Weighted Assets	$527,873	11.3%	$372,851	8.0%	$466,064	10.0%
Tier I Capital to Risk-Weighted Assets	471,301	10.1	186,425	4.0	279,638	6.0
Tier I Capital to Average Assets	471,301	10.3	183,481	4.0	229,351	5.0
19.     STOCK BASED COMPENSATION PLANS AND EMPLOYEE BENEFIT PLANS
Stock-Based Compensation – The Company recognized total stock-based compensation expense of $21,615, $17,498, and $14,969 in 2015, 2014, and 2013, respectively. Compensation expense related to the Company’s stock-based payment awards is recognized in selling, distribution, and administrative expenses in the consolidated statements of income. Compensation cost for awards is recognized using a straight-line amortization method over the vesting period. At January 2, 2016, the total unrecognized deferred stock-based compensation balance for all equity awards issued, net of expected forfeitures, was $26,199, net of tax, which is expected to be amortized over a weighted average period of 2.1 years.
The fair value of options granted was estimated on the date of the grant using the Black-Scholes option pricing model. The expected volatility for 2015, 2014, and 2013 was based on the historical volatility of the Company's common stock. The fair value of options in the years presented was estimated using the Black-Scholes model with the following weighted average assumptions:

	2015	2014	2013

Risk-free interest rate based on the U.S. Treasury yield curve	1.55%	1.52%	0.76%
Dividend yield	—	—	—
Expected volatility	45%	46%	47%
Weighted average expected life (in years)	5.5	5.9	5.9
Weighted average grant date fair value of options granted	$22.53	$27.83	$22.60

CABELA’S INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands Except Share and Per Share Amounts)

Employee Stock Plans – The Cabela’s Incorporated 2013 Stock Plan (the “2013 Stock Plan”), which replaced the Company’s 2004 Stock Plan, provides for the grant of incentive stock options, non-statutory stock options (“NSOs”), stock appreciation rights, performance stock, performance units, restricted stock, and restricted stock units to employees and consultants. Non-employee directors are eligible to receive any type of award offered under the 2013 Stock Plan except incentive stock options. Awards granted under the 2013 Stock Plan have a term of no greater than ten years from the grant date and become exercisable under the vesting schedule determined at the time of grant. As of January 2, 2016, the maximum number of shares available for awards under the 2013 Stock Plan was 2,705,252.
As of January 2, 2016, there were 1,199,394 awards outstanding under the 2013 Stock Plan and 1,738,772 awards outstanding under the 2004 Stock Plan. To the extent available, we will issue treasury shares for the exercise of stock options before issuing new shares.
Option Awards. During 2015, there were 216,820 NSOs granted to employees at an exercise price of $55.46 per share and 26,791 NSOs granted to non-employee directors at a weighted average exercise price of $51.12 per share. All of these options were granted under the 2013 Stock Plan, have an eight-year term, and vest over four years from date of grant for employees and one year for non-employee directors. In addition, on March 2, 2015, the Company issued 64,000 premium-priced NSOs to its Chief Executive Officer under the 2013 Stock Plan at an exercise price of $63.78 (which was equal to 115% of the closing price of the Company’s common stock on the New York Stock Exchange on March 2, 2015). The premium-priced NSOs vest in three equal annual installments beginning on March 2, 2017, and expire on March 2, 2023.
Nonvested Stock and Stock Unit Awards. During 2015, there were 351,565 units of nonvested stock issued to employees at a weighted average fair value of $53.77 per unit and 9,187 units of nonvested stock issued to non-employee directors at a weighted average fair value of $50.34 per unit. All of these nonvested stock awards were issued under the 2013 Stock Plan and vest evenly over four years on the grant date anniversary based on the passage of time for employees and over one year for non-employee directors. On March 2, 2015, the Company also issued 58,075 units of performance-based restricted stock under the 2013 Stock Plan to certain executives at a fair value of $55.46 per unit. These performance-based restricted stock units will begin vesting in four equal annual installments on March 2, 2016, since the performance criterion was achieved.
The following table summarizes award activity during 2015 for the Company’s two stock plans:

		All Awards		Non-Vested Awards
	Awards Available for Grant		Weighted Average Exercise Price		Weighted Average Grant Date Fair Value
		Number of Awards		Number of Awards

Outstanding, beginning of year	3,337,974	3,378,716	$22.34	1,463,240	$39.63
Granted	(726,438)	726,438	24.06	726,438	54.17
Vested	—	(272,864)		(442,044)	51.57
Exercised	—	(715,769)	19.43
Forfeited (1)	104,329	(165,580)	16.24	(165,580)	54.18
Expired/Cancelled	(10,613)	(12,775)	28.49
Outstanding, end of year (2)	2,705,252	2,938,166	25.87	1,582,054	54.44

(1)	Options forfeited under the 2013 Stock Plan are immediately available for grant.
(2)At the end of 2015, total awards outstanding were comprised of the following under the Company’s two stock plans:

Type of Award	Number of Awards

Non-statutory stock options	2,100,038
Nonvested stock units	780,053
Performance based restricted stock units	58,075
Total	2,938,166

CABELA’S INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands Except Share and Per Share Amounts)

The following table provides information relating to the Company’s equity share-based payment awards at January 2, 2016:

					Weighted Average Remaining Contractual Life (in Years)
		Weighted Average Exercise Price	Weighted Average Fair Value	Aggregate Intrinsic Value
	Number of Awards

Vested and exercisable	1,356,112	$24.82	$10.81	$32,180	4.00
Non-vested	1,582,054	26.77	54.44	40,081	6.39
Total outstanding	2,938,166	25.87	26.15	$72,261	4.78
Expected to vest after January 02, 2016	1,520,381	27.35		$37,858	6.36
The aggregate intrinsic value of awards exercised was $38,634, $40,717, and $54,755 during 2015, 2014, and 2013, respectively. The total fair value of shares vested was $13,686, $15,933, and $12,899 in 2015, 2014, and 2013, respectively. Based on the Company’s closing stock price of $46.73 as of January 2, 2016, the total number of in-the-money awards exercisable as of January 2, 2016, was 1,356,112.
The equity share-based payment awards outstanding and exercisable as of January 2, 2016, were in the following exercise price ranges:

Awards Outstanding				Awards Exercisable
			Average Remaining Contractual Life (in Years)
		Weighted Average Exercise Price			Weighted Average Exercise Price

Exercise Price	Number			Number

$0.00 (1)	838,128	$—	2.63	—	$—
$7.16 to $8.01	206,488	7.99	1.16	206,488	7.99
$11.49 to $15.25	256,214	15.12	0.41	256,214	15.12
$16.18 to $19.47	381,550	17.78	1.35	381,550	17.78
$19.62 to $40.45	416,789	32.47	3.75	308,959	30.43
$44.70 to $58.55	467,495	53.92	6.15	88,258	50.91
$61.23 to $76.27	371,502	67.19	6.30	114,643	65.01
	2,938,166	25.87	4.78	1,356,112	24.82

(1)
Represents nonvested stock units and performance based restricted stock units granted under the Company’s two stock plans. All other amounts in their respective exercise price ranges are for non-statutory stock options.

Employee Stock Purchase Plan – During 2015, there were 83,836 shares issued under the Cabela’s Incorporated 2013 Employee Stock Purchase Plan (the “2013 ESPP”). At January 2, 2016, there were 1,812,295 shares of common stock authorized and available for issuance under the 2013 ESPP.
401(k) Savings Plan – All employees are eligible to defer up to 80% of their wages in Cabela’s 401(k) savings plan, subject to certain limitations. The Company matches 100% of eligible employee deferrals up to 4% of eligible wages. For eligible employees hired prior to January 1, 2009, we may also contribute a 2% discretionary matching contribution. Total expense for employer contributions was $10,064, $8,247, and $10,920 in 2015, 2014, and 2013, respectively.

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
Class A Voting Common Stock – The holders of Cabela’s Class A common stock are entitled to receive ratably dividends, if any, the board of directors may declare from time to time from funds legally available therefore, subject to the preferential rights of the holders of any shares of preferred stock that the Company may issue in the future. The holders of Cabela’s Class A common stock are entitled to one vote per share on any matter to be voted upon by stockholders.
Upon any voluntary or involuntary liquidation, dissolution, or winding up of company affairs, the holders of Cabela’s Class A common stock are entitled to all assets remaining after payment to creditors and subject to prior distribution rights of any shares of preferred stock that the Company may issue in the future. All of the outstanding shares of Class A common stock are fully paid and non-assessable.
Retained Earnings – The most significant restrictions on the payment of dividends by the Company to stockholders are contained within the covenants under its revolving credit and unsecured senior notes purchase agreements. Also, Nebraska banking laws govern the amount of dividends that WFB can pay to Cabela’s. In 2015, WFB paid $50,000 in dividends to Cabela’s. At January 2, 2016, the Company had unrestricted retained earnings of $225,036 available for dividends. However, the Company has never declared or paid any cash dividends on its common stock, and does not anticipate paying any cash dividends in the foreseeable future.
Accumulated Other Comprehensive Loss – The components of accumulated other comprehensive loss, net of related taxes, are as follows for the years ended:

	2015	2014

Accumulated net unrealized holding gains on economic development bonds	$10,097	$9,521
Cumulative foreign currency translation adjustments	(61,011)	(21,227)
Total accumulated other comprehensive loss	$(50,914)	$(11,706)
Treasury Stock – The Company’s Board of Directors authorized a share repurchase program on August 23, 2011, that provides for share repurchases on an ongoing basis to offset dilution resulting from equity awards under the Company’s current or future equity compensation plans. These shares can be repurchased from time to time in open market transactions or privately negotiated transactions at the Company’s discretion, subject to market conditions, customary blackout periods, and other factors. The share repurchase program does not obligate the Company to repurchase any outstanding shares of its common stock, and the program may be limited or terminated at any time.
In April 2015, the Company announced its intent to repurchase up to 2,000,000 shares of its common stock in open market transactions through February 2016. This share repurchase program was completed in August 2015 at a cost of $99,948.

CABELA’S INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands Except Share and Per Share Amounts)

On September 1, 2015, the Company announced that the Board of Directors approved a share repurchase program authorizing the Company to repurchase up to $500,000 of its common stock over a two-year period. This authorization is in addition to the 2,000,000 share repurchase authorization approved in April 2015 and the standing annual authorization to repurchase shares to offset dilution resulting from equity-based awards issued under the Company’s equity compensation plans. The timing and volume of share repurchases may be executed by the Company on a discretionary basis, or pursuant to trading plans, or other arrangements. Any share repurchase under this program may be made in the open market, in privately negotiated transactions, or otherwise. This share repurchase program does not obligate the Company to repurchase any outstanding shares of its common stock, and the program may be limited or terminated at any time. There is no guarantee as to the exact number of shares that the Company will repurchase. The total amount of share repurchases that the Company can make in a year is limited to 75% of its prior year consolidated earnings before interest, taxes, depreciation and amortization, as defined, pursuant to a covenant requirement of its credit agreement. Under this authorization, the Company repurchased 1,989,305 shares of its common stock at a total cost of $74,176 in 2015.
The following table reconciles the Company’s treasury stock activity for the years ended:

	2015	2014

Balance, beginning of year	—	—
Common stock repurchased at a total cost of $174,124	3,989,305	—
Treasury shares issued on exercise of stock options and share-based payment awards	(213,000)	—
Balance, end of year	3,776,305	—
21.     EARNINGS PER SHARE
The following table reconciles the weighted average number of shares utilized in the earnings per share calculations for the years ended:

	2015	2014	2013

Common shares – basic	70,102,715	70,987,168	70,461,450
Effect of incremental dilutive securities:
Stock options and nonvested stock units	866,198	890,688	1,317,093
Common shares – diluted	70,968,913	71,877,856	71,778,543
Stock options outstanding considered anti-dilutive excluded from calculation	1,283,148	389,080	30,000

CABELA’S INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands Except Share and Per Share Amounts)

22.     SUPPLEMENTAL CASH FLOW INFORMATION
The following table sets forth non-cash financing and investing activities and other cash flow information for the years ended:

	2015	2014	2013
Non-cash financing and investing activities:
Accrued property and equipment additions (1)	$13,538	$40,255	$36,707
Depreciation adjustment reducing deferred grant income	—	(831)	(4,931)

Other cash flow information:
Interest paid (2)	$86,194	$80,311	$78,261
Capitalized interest	(10,499)	(7,788)	(4,270)
Interest paid, net of capitalized interest	$75,695	$72,523	$73,991
Income taxes, net of refunds	$107,792	$145,196	$83,118

(1)	Accrued property and equipment additions are recognized in the consolidated statements of cash flows in the year they are paid.

(2)	Includes interest from the Financial Services segment totaling $68,328, $64,009, and $63,363 for 2015, 2014, and 2013, respectively.
23.     SEGMENT REPORTING
We have four reportable segments: Retail, Direct, Financial Services, and Corporate Overhead and Other. The Retail segment sells products and services through the Company's retail stores. The Direct segment sells products through our e-commerce websites (Cabelas.com and Cabelas.ca) and direct mail catalogs. The Financial Services segment issues co-branded credit cards. Revenues included in Corporate Overhead and Other include the value of unredeemed points earned that are associated with the Company’s loyalty rewards programs for Cabela’s CLUB issued credit cards, net of the estimated costs of the points; amounts received from outfitter services; real estate rental income; land sales; and fees earned from a travel business and other complementary business services.
The following summarizes the primary operating costs by segment:

Retail	Labor, advertising, depreciation, and retail store related occupancy costs.
Direct	Direct marketing costs (e-commerce advertising and catalog costs) and order processing costs.
Financial Services	Advertising and promotion, license fees, third party services for processing credit card transactions, employee compensation and benefits, and other general and administrative costs.
Corporate Overhead and Other
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

CABELA’S INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands Except Share and Per Share Amounts)

Segment assets are those directly used in or clearly allocable to an operating segment’s operations. Depreciation, amortization, and property and equipment expenditures are recognized in each respective segment. Major assets by segment include:

Retail	Inventory in the retail stores; and land, buildings, fixtures, and leasehold improvements.
Direct	Furniture, fixtures, and equipment and deferred catalog costs.
Financial Services	Cash, credit card loans, restricted cash, receivables, fixtures, and other assets.
Corporate Overhead and Other
Corporate headquarters and facilities, merchandise distribution inventory, shared technology infrastructure and related information technology systems, corporate cash and cash equivalents, economic development bonds, prepaid expenses, deferred income taxes, and other corporate long-lived assets.

Under an Intercompany Agreement, the Financial Services segment pays to the Retail and Direct segments a fixed license fee that includes 70 basis points on all originated charge volume of the Cabela’s CLUB Visa credit card portfolio. In addition, among other items, the agreement requires the Financial Services segment to reimburse the Retail and Direct segments for certain promotional costs, which are recorded as a reduction to Financial Services segment revenue and as a reduction to merchandise costs associated with the Retail and Direct segments. Beginning in the second quarter of 2014, this reimbursement from our Financial Services segment to our Retail and Direct segments for certain promotional costs has been adjusted to eliminate in consolidation. Periods prior to the second quarter of 2014 have not been adjusted.
Also, if the total risk-based capital ratio of WFB is greater than 13% at any quarter end, the Financial Services segment must pay an additional license fee to the Retail and Direct business segments equal to 50% of the amount that the total risk-based capital ratio exceeds 13%. At March 31, 2014, the total risk-based capital ratio of WFB exceeded this 13% threshold; therefore, an additional license fee of $10,945 was paid in April 2014 by the Financial Services segment to the Retail segment ($6,676) and Direct segment ($4,269) and was classified in selling, distribution, and administrative expenses. No additional license fee was required to be paid in 2015.

CABELA’S INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands Except Share and Per Share Amounts)

Financial information by segment is presented in the following table for the years presented:

				Corporate Overhead and Other
			Financial Services
Fiscal Year 2015:	Retail	Direct			Total

Merchandise sales	$2,658,089	$823,286	$—	$—	$3,481,375
Non-merchandise revenue:
Financial Services	—	—	482,329	—	482,329
Other	764	—	—	13,020	13,784
Total revenue before intersegment eliminations	2,658,853	823,286	482,329	13,020	3,977,488
Intersegment revenue eliminated in consolidation	—	—	20,214	—	20,214
Total revenue as reported	$2,658,853	$823,286	$502,543	$13,020	$3,997,702

Operating income (loss)	$424,609	$82,913	$172,988	$(372,718)	$307,792
Operating income as a percentage of revenue	16.0%	10.1%	35.9%	N/A	7.7%
Depreciation and amortization	$80,585	$4,901	$1,716	$45,370	$132,572
Assets	1,780,742	332,714	5,379,747	979,300	8,472,503
Property and equipment additions	278,049	26	2,233	80,878	361,186

Fiscal Year 2014:
Merchandise sales	$2,348,481	$851,738	$—	$—	$3,200,219
Non-merchandise revenue:
Financial Services	—	—	415,574	—	415,574
Other	2,204	—	—	14,842	17,046
Total revenue before intersegment eliminations	2,350,685	851,738	415,574	14,842	3,632,839
Intersegment revenue eliminated in consolidation	—	—	14,811	—	14,811
Total revenue as reported	$2,350,685	$851,738	$430,385	$14,842	$3,647,650

Operating income (loss)	$417,655	$112,717	$111,650	$(306,627)	$335,395
Operating income as a percentage of revenue	17.8%	13.2%	26.9%	N/A	9.2%
Depreciation and amortization	$68,005	$4,915	$1,554	$38,623	$113,097
Assets	1,585,219	297,763	4,912,491	879,844	7,675,317
Property and equipment additions	307,495	161	1,964	126,016	435,636

Fiscal Year 2013:
Merchandise sales	$2,232,018	$973,614	$—	$—	$3,205,632
Non-merchandise revenue:					—
Financial Services	—	—	375,810	—	375,810
Other	1,304	—	—	16,831	18,135
Total revenue	$2,233,322	$973,614	$375,810	$16,831	$3,599,577

Operating income (loss)	$428,361	$157,227	$104,402	$(328,629)	$361,361
Operating income as a percentage of revenue	19.2%	16.1%	27.8%	N/A	10.0%
Depreciation and amortization	$54,882	$7,579	$1,545	$29,401	$93,407
Assets	1,327,047	208,525	4,135,014	726,278	6,396,864
Property and equipment additions	288,521	149	1,332	57,954	347,956

CABELA’S INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands Except Share and Per Share Amounts)

The components and amounts of total revenue for the Financial Services segment were as follows for the years ended:

	2015	2014	2013

Interest and fee income	$481,731	$400,948	$343,353
Interest expense	(68,827)	(64,167)	(63,831)
Provision for loan losses	(85,120)	(61,922)	(43,223)
Net interest income, net of provision for loan losses	327,784	274,859	236,299
Non-interest income:
Interchange income	394,037	366,633	344,979
Other non-interest income	2,990	3,338	7,530
Total non-interest income	397,027	369,971	352,509
Less: Customer rewards costs	(222,268)	(214,445)	(212,998)
Financial Services revenue	$502,543	$430,385	$375,810
Our products are principally marketed to individuals within the United States. Net sales generated in other geographic markets, primarily Canada, have collectively been less than 5% of consolidated net merchandise sales in each year. No single customer accounted for 10% or more of consolidated net sales. No single product or service accounted for a significant percentage of the Company’s consolidated revenue.
The following table sets forth the percentage of our merchandise revenue contributed by major product categories for our Retail and Direct segments and in total for the last three years.

	Retail			Direct			Total
	2015	2014	2013	2015	2014	2013	2015	2014	2013
Product Category:
Hunting Equipment	48.4%	47.1%	51.0%	36.5%	37.1%	41.2%	45.5%	44.3%	48.0%
General Outdoors	30.4	29.6	26.8	33.8	32.0	29.1	31.2	30.3	27.5
Clothing and Footwear	21.2	23.3	22.2	29.7	30.9	29.7	23.3	25.4	24.5
Total	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
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

CABELA’S INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands Except Share and Per Share Amounts)

Level 3 is comprised of financial instruments whose fair value is estimated based on internally developed models or methodologies utilizing significant inputs that are primarily unobservable from objective sources. At January 2, 2016, the financial instruments carried on our consolidated balance sheets subject to fair value measurements consisted of economic development bonds and were classified as Level 3 for valuation purposes. For 2015, 2014, and 2013, there were no transfers in or out of Levels 1, 2, or 3.
The table below presents changes in fair value of the economic development bonds measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the years ended:

	2015	2014	2013

Balance, beginning of year	$82,074	$78,504	$85,041
Total gains or losses:
Included in earnings - realized	—	—	—
Included in accumulated other comprehensive income (loss) - unrealized	1,076	7,777	(3,064)
Valuation adjustments	—	—	—
Purchases, issuances, and settlements:
Purchases	4,780	558	—
Issuances	—	—	—
Settlements	(4,163)	(4,765)	(3,473)
Total	617	(4,207)	(3,473)
Balance, end of year	$83,767	$82,074	$78,504
Fair values of the Company’s economic development bonds were estimated using discounted cash flow projection estimates. These estimates are based on available market interest rates and the estimated amounts and timing of expected future payments to be received from municipalities under tax development zones, which we consider to be unobservable inputs (Level 3). These fair values do not reflect any premium or discount that could result from offering these bonds for sale or through early redemption, or any related income tax impact. Declines in the fair value of available-for-sale economic development bonds below cost that are deemed to be other than temporary are reflected in earnings.There were no other than temporary fair value adjustments of economic development bonds and no adjustments of deferred grant income related to economic development bonds in 2015, 2014, or 2013.
On a quarterly basis, we perform various procedures to analyze the amounts and timing of projected cash flows to be received from our economic development bonds. Please refer to Note 1 “Nature of Business and Summary of Significant Accounting Policies” of the Notes to Consolidated Financial Statements under the section entitled “Economic Development Bonds” for information on our procedures used to analyze the amounts and timing of projected cash flows to be received from our economic development bonds.
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

CABELA’S INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands Except Share and Per Share Amounts)

We evaluate the recoverability of property and equipment, goodwill, other property, and other intangibles whenever indicators of impairment exist using significant unobservable inputs. This evaluation included existing store locations and future retail store sites. Impairment losses consisted of the following for the years ended:

	2015	2014	2013

Carrying value of property and equipment, other property, and other assets	$25,541	$—	$49,343
Less: Fair value of related assets	15,766	—	43,475
Impairment losses	$9,775	$—	$5,868
The impairment losses we incurred in 2015 were recognized in the Retail segment ($3,874) and in the Corporate Overhead and Other segment ($5,901). The impairment losses we incurred in 2013 were recognized in the Retail segment ($5,751) and the Corporate Overhead and Other segment ($117). Please refer to Note 14 “Impairment and Restructuring Charges” of the Notes to Consolidated Financial Statements under the section entitled “Impairment” for additional information on these transactions.
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
The table below presents the estimated fair values of the Company’s financial instruments that are not carried at fair value on our consolidated balance sheets for the years indicated. The fair values of all financial instruments listed below were estimated based on internally developed models or methodologies utilizing observable inputs (Level 2).

	2015		2014
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value

Financial Assets:
Credit card loans, net	$5,035,267	$5,035,267	$4,421,185	$4,421,185

Financial Liabilities:
Time deposits (1)	879,899	879,197	806,056	809,014
Secured variable funding obligations of the Trust (1)	655,000	655,000	480,000	480,000
Secured obligations of the Trust	3,238,500	3,178,028	3,047,250	3,014,446
Long-term debt	861,281	892,425	499,715	521,212

(1)	Revised for 2014 to include the carrying value and estimated fair value of secured variable funding obligations of the Trust and to correct the estimated fair value of time deposits.
Credit Card Loans – Credit card loans are originated with variable rates of interest that adjust with changing market interest rates, so the carrying value of the credit card loans, including the carrying value of deferred credit card origination costs, less the allowance for loan losses, approximates fair value. This valuation does not include the value that relates to estimated cash flows generated from new loans over the life of the cardholder relationship. Accordingly, the aggregate fair value of the credit card loans does not represent the underlying value of the established cardholder relationship.

CABELA’S INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands Except Share and Per Share Amounts)

Time Deposits – Time deposits are pooled in homogeneous groups, and the future cash flows of those groups are discounted using current market rates offered for similar products for purposes of estimating fair value. For all periods presented, we have consistently applied our discounting methodologies to estimated future cash flows in determining estimated fair value for time deposits.
Obligations of the Trust – The secured variable funding obligations of the Trust, which include variable rates of interest that adjust daily, can fluctuate daily based on the short-term operational needs of the Financial Services segment with advances and pay downs at par value. Therefore, the carrying value of the secured variable funding obligations of the Trust approximates fair value.
The estimated fair value of secured obligations of the Trust is based on future cash flows associated with each type of debt discounted using current borrowing rates for similar types of debt of comparable maturity. For all periods presented, we have consistently applied our discounting methodologies to estimated future cash flows in determining estimated fair value for secured obligations of the Trust.
Long-Term Debt – The estimated fair value of long-term debt is based on future cash flows associated with each type of debt discounted using current borrowing rates for similar types of debt of comparable maturity. For all periods presented, we have consistently applied our discounting methodologies to estimated future cash flows in determining estimated fair value for long-term debt.
25.     QUARTERLY FINANCIAL INFORMATION (Unaudited)
The following table sets forth unaudited financial and operating data in each quarter for years 2015 and 2014:

	2015 by Quarter				2014 by Quarter
	First	Second	Third	Fourth	First	Second	Third	Fourth

Total revenue	$827,076	$836,276	$926,523	$1,407,827	$725,823	$761,201	$886,002	$1,274,624
Operating income (1)	44,533	63,390	72,945	126,924	40,853	71,991	93,915	128,636
Net income	26,774	40,057	43,708	78,791	25,749	43,517	53,839	78,610
Earnings per share:
Basic (2)	0.38	0.56	0.63	1.15	0.36	0.61	0.76	1.11
Diluted (2)	0.37	0.56	0.62	1.14	0.36	0.61	0.75	1.10

(1) Includes impairment and restructuring charges recognized by quarter as follows:	$—	$—	$5,587	$9,744	$—	$641	$—	$—

(2) Basic and diluted earnings per share are computed independently for each of the quarters presented and, therefore, may not sum to the totals for the year.
Revenue is typically higher in the Company’s third and fourth quarters than in the first and second quarters due to holiday buying patterns and the opening of hunting seasons across the United States. The Company’s quarterly operating results may fluctuate significantly as a result of these events and a variety of other factors, and operating results for any quarter are not necessarily indicative of results for a full year.

CABELA’S INCORPORATED AND SUBSIDIARIES
SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS
(In Thousands)

	Beginning of Year Balance	Charged to Costs and Expenses	Charged to Other Accounts	Deductions	End of Year Balance

Year Ended January 2, 2016:
Allowance for doubtful accounts on accounts receivable balances	$969	$418	$—	$(122)	$1,265
Reserve for sales returns (1)	26,440	—	251,289	(237,842)	39,887
Reserve on notes receivable	4,263	—	—	—	4,263
Allowance for credit card loan losses	56,572	85,120	—	(65,781)	75,911

Year Ended December 27, 2014:
Allowance for doubtful accounts on accounts receivable balances	$1,208	$2,476	$—	$(2,715)	$969
Reserve for sales returns (1)	24,617	—	233,192	(231,369)	26,440
Reserve on notes receivable	4,263	—	—	—	4,263
Allowance for credit card loan losses	53,110	61,922	—	(58,460)	56,572

Year Ended December 28, 2013:
Allowance for doubtful accounts on accounts receivable balances	$1,178	$2,871	$—	$(2,841)	$1,208
Reserve for sales returns (1)	21,971	—	193,176	(190,530)	24,617
Reserve on notes receivable	4,263	—	—	—	4,263
Allowance for credit card loan losses	65,600	43,223	—	(55,713)	53,110

(1)
Represents the allowance for sales returns estimated at the time merchandise sales are recognized based upon the Company’s evaluation of anticipated merchandise sales returns. These adjustments were recognized as a reduction in merchandise sales in the Company’s consolidated statements of income.

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
In connection with this annual report on Form 10-K, our Chief Executive Officer and Chief Financial Officer evaluated, with the participation of our management, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on management’s evaluation, our Chief Executive Officer and Chief Financial Officer each concluded that our disclosure controls and procedures were effective as of January 2, 2016.
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
With the participation of our Chief Executive Officer and our Chief Financial Officer, management evaluated the effectiveness of our internal control over financial reporting as of January 2, 2016, based on the criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management concluded that our internal control over financial reporting was effective as of January 2, 2016, based on this evaluation.
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
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the quarter ended January 2, 2016, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Cabela’s Incorporated and Subsidiaries
Sidney, Nebraska

We have audited the internal control over financial reporting of Cabela’s Incorporated and Subsidiaries (the “Company”) as of January 2, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 2, 2016, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended January 2, 2016, of the Company and our report dated February 19, 2016, expressed an unqualified opinion on those financial statements and financial statement schedule.
/s/ Deloitte & Touche LLP

DELOITTE & TOUCHE LLP
Omaha, Nebraska
February 19, 2016

ITEM 9B. OTHER INFORMATION
None.
PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information under the headings “Proposal One - Election of Directors,” “Executive Officers of the Company,” “Corporate Governance - Committees of the Board of Directors - Audit Committee,” and “Section 16(a) Beneficial Ownership Reporting Compliance,” in our Proxy Statement relating to our 2016 Annual Meeting of Shareholders (our “Proxy Statement”) is incorporated herein by reference. With the exception of the foregoing information and other information specifically incorporated by reference into this Report on Form 10-K, our Proxy Statement is not being filed as a part hereof.
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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information under the headings “Executive Compensation - Equity Compensation Plan Information as of Fiscal Year-End” and “Security Ownership of Certain Beneficial Owners and Management” in our Proxy Statement is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information under the headings “Transactions with Related Persons” and “Corporate Governance - Board of Directors” in our Proxy Statement is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
The information under the heading “Proposal Two - Ratification of Independent Registered Public Accounting Firm” in our Proxy Statement is incorporated herein by reference.

PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

     (a) The following documents are filed as part of this report:

1.	Financial Statements:

•	Report of Independent Registered Public Accounting Firm

•	Consolidated Statements of Income – Years ended January 2, 2016, December 27, 2014, and December 28, 2013

•	Consolidated Statements of Comprehensive Income – Years ended January 2, 2016, December 27, 2014, and December 28, 2013

•	Consolidated Balance Sheets – January 2, 2016, and December 27, 2014

•	Consolidated Statements of Cash Flows – Years ended January 2, 2016, December 27, 2014, and December 28, 2013

•	Consolidated Statements of Stockholders’ Equity – Years ended January 2, 2016, December 27, 2014, and December 28, 2013

•	Notes to Consolidated Financial Statements

2.	Financial Statement Schedules:

•	Schedule II – Valuation and Qualifying Accounts
All other schedules for which provision is made in the applicable accounting regulations of the SEC are not required under the related instructions or are inapplicable and, therefore, have been omitted.

3.	Exhibits: See Item 15(b) below.
     (b) Exhibits

Exhibit
Number	Exhibit Description

3.1	Amended and Restated Certificate of Incorporation of Cabela’s Incorporated (incorporated by reference from Exhibit 3.1 of our Current Report on Form 8-K, filed on June 14, 2011, File No. 001-32227)

3.2	Amended and Restated Bylaws of Cabela’s Incorporated (incorporated by reference from Exhibit 3 of our Current Report on Form 8-K, filed on January 5, 2016, File No. 001-32227)

4.1	Specimen Stock Certificate (incorporated by reference from Exhibit 4.1 of our Registration Statement on Form S-1, filed on March 23, 2004, Registration No. 333-113835)

4.2
Registration Rights Agreement dated as of September 23, 2003, among Cabela’s Incorporated and the security holders named therein (incorporated by reference from Exhibit 4.2 of our Registration Statement on Form S-1, filed on March 23, 2004, Registration No. 333-113835)

10.1	Form of 7.2% Senior Note, Series 2008-A, due January 16, 2018 (incorporated by reference from Exhibit 4.1 of our Current Report on Form 8-K, filed on January 22, 2008, File No. 001-32227)

10.2	Form of 6.08% Senior Note, Series 2007-A, due June 15, 2017 (incorporated by reference from Exhibit 4.2 of our Current Report on Form 8-K, filed on June 20, 2007, File No. 001-32227)

10.3	Form of 5.99% Senior Note, Series 2006-A, due February 27, 2016 (incorporated by reference from Exhibit 4.7 of our Current Report on Form 8-K, filed on June 20, 2007, File No. 001-32227)

10.4
Note Purchase Agreements dated as of February 27, 2006, among Cabela’s Incorporated and various purchasers party thereto (incorporated by reference from Exhibit 4.6 of our Annual Report on Form 10-K, filed on March 1, 2010, File No. 001-32227)

10.5
First Supplement to Note Purchase Agreements dated as of February 27, 2006, among Cabela’s Incorporated and various purchasers party thereto (incorporated by reference from Exhibit 4.7 of our Annual Report on Form 10-K, filed on March 1, 2010, File No. 001-32227)

10.6
Second Supplement to Note Purchase Agreements dated as February 27, 2006, among Cabela’s Incorporated and various purchasers party thereto (incorporated by reference from Exhibit 4.8 of our Annual Report on Form 10-K, filed on March 1, 2010, File No. 001-32227)

10.7
Amendment No. 1 to Note Purchase Agreements dated as of February 27, 2006, among Cabela’s Incorporated and various purchasers party thereto (incorporated by reference from Exhibit 4.9 of our Annual Report on Form 10-K, filed on March 1, 2010, File No. 001-32227)

10.8
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

10.10	Cabela’s Incorporated 2004 Stock Plan (incorporated by reference from Exhibit 10.13 of our Annual Report on Form 10-K, filed on February 20, 2013, File No. 001-32227)*

10.11	Form of 2004 Stock Plan Employee Stock Option Agreement (incorporated by reference from Exhibit 10.13 of our Registration Statement on Form S-1, filed on March 23, 2004, Registration No. 333-113835)*

10.12	Form of 2004 Stock Plan Employee Stock Option Agreement (2006) (incorporated by reference from Exhibit 10.1 of our Current Report on Form 8-K, filed on May 15, 2006, File No. 001-32227)*

10.13	Form of 2004 Stock Plan Employee Stock Option Agreement (2008) (incorporated by reference from Exhibit 10.3 of our Current Report on Form 8-K, filed on June 4, 2008, File No. 001-32227)*

10.14	Form of 2004 Stock Plan Employee Stock Option Agreement (2009) (incorporated by reference from Exhibit 10.2 of our Current Report on Form 8-K, filed on March 6, 2009, File No. 001-32227)*

10.15	Form of 2004 Stock Plan Restricted Stock Unit Agreement (incorporated by reference from Exhibit 10.1 of our Current Report on Form 8-K, filed on March 6, 2009, File No. 001-32227)*

10.16	Form of 2004 Stock Plan Restricted Stock Unit Agreement (Performance-Based) (incorporated by reference from Exhibit 10.3 of our Current Report on Form 8-K, filed on March 5, 2010, File No. 001-32227)*

10.17	Form of 2004 Stock Plan Non-Employee Director Stock Option Agreement (2006) (incorporated by reference from Exhibit 10.2 of our Current Report on Form 8-K, filed on May 15, 2006, File No. 001-32227)*

10.18
Form of 2004 Stock Plan Non-Employee Director Stock Option Agreement (2010) (incorporated by reference from Exhibit 10.1 of our Quarterly Report on Form 10-Q, filed on July 30, 2010, File No. 001-32227)*

10.19	Form of Indemnification Agreement (incorporated by reference from Exhibit 10.18 of our Registration Statement on Form S-1, filed on March 23, 2004, Registration No. 333-113835)*

10.20	Summary of Non-Employee Director Compensation (incorporated by reference from the section titled “Director Compensation” in our Proxy Statement for the 2016 Annual Meeting of Shareholders)*

10.21	Summary of Named Executive Officer Compensation (incorporated by reference from the section titled “Executive Compensation” in our Proxy Statement for the 2016 Annual Meeting of Shareholders)*

10.22
Amended and Restated Lease Agreement with Option to Purchase dated April 26, 2005, between Ohio County Development Authority and Cabela’s Wholesale, Inc. (incorporated by reference from Exhibit 10.29 of our Annual Report on Form 10-K, filed on March 1, 2006, File No. 001-32227)

10.23	Cabela’s Incorporated Performance Bonus Plan (incorporated by reference from Exhibit 10 of our Current Report on Form 8-K, filed on February 19, 2008, File No. 001-32227)*

10.24	Form of Proprietary Matters Agreement (incorporated by reference from Exhibit 10.4 of our Current Report on Form 8-K, filed on March 6, 2014, File No. 001-32227)*

10.25	Form of Proprietary Matters Agreement - World’s Foremost Bank (incorporated by reference from Exhibit 10.5 of our Current Report on Form 8-K, filed on March 6, 2014, File No. 001-32227)*

10.26
Stock Option Agreement dated March 13, 2009, between Cabela’s Incorporated and Thomas L. Millner (incorporated by reference from Exhibit 10.3 of our Current Report on Form 8-K, filed on March 19, 2009, File No. 001-32227)*

10.27
Executive Employment Agreement dated March 18, 2009, between Cabela’s Incorporated and Dennis Highby (incorporated by reference from Exhibit 10.7 of our Current Report on Form 8-K, filed on March 19, 2009, File No. 001-32227)*

10.28
Form of 2009 Amended and Restated Management Change of Control Severance Agreement (incorporated by reference from Exhibit 10.2 of our Current Report on Form 8-K, filed on December 17, 2009, File No. 001-32227)*

10.29
Form of 2009 Amended and Restated Management Change of Control Severance Agreement (World’s Foremost Bank) (incorporated by reference from Exhibit 10.3 of our Current Report on Form 8-K, filed on December 17, 2009, File No. 001-32227)*

10.30
Credit Agreement dated as of November 2, 2011, among Cabela’s Incorporated, various lenders party thereto, and U. S. Bank National Association, as Administrative Agent (incorporated by reference from Exhibit 10.1 of our Current Report on Form 8-K, filed on November 8, 2011, File No. 001-32227)

10.31
Omnibus Amendment to Loan Documents dated as of June 18, 2014, among Cabela’s Incorporated, various lenders party thereto, and U.S. Bank National Association, as Administrative Agent (incorporated by reference from Exhibit 10.1 of our Current Report on Form 8-K, filed on June 24, 2014, File No. 001-32227)

10.32
Guaranty dated as of November 2, 2011, among certain subsidiaries of Cabela’s Incorporated and U.S. Bank National Association, as Administrative Agent (incorporated by reference from Exhibit 10.2 of our Current Report on Form 8-K, filed on November 8, 2011, File No. 001-32227)

10.33	Cabela’s Incorporated 2013 Stock Plan (incorporated by reference to Appendix C to our Proxy Statement on Schedule 14A, filed on April 23, 2013, File No. 001-32227)*

10.34	Cabela’s Incorporated 2013 Performance Bonus Plan (incorporated by reference to Appendix E to our Proxy Statement on Schedule 14A, filed on April 23, 2013, File No. 001-32227)*

10.35	Form of 2013 Stock Plan Restricted Stock Unit Agreement (incorporated by reference from Exhibit 10.1 of our Current Report on Form 8-K, filed on March 6, 2014, File No. 001-32227)*

10.36	Form of 2013 Stock Plan Employee Stock Option Agreement (incorporated by reference from Exhibit 10.2 of our Current Report on Form 8-K, filed on March 6, 2014, File No. 001-32227)*

10.37	Form of 2013 Stock Plan Restricted Stock Unit Agreement (Performance-Based) (incorporated by reference from Exhibit 10.3 of our Current Report on Form 8-K, filed on March 6, 2014, File No. 001-32227)*

10.38
Note Purchase Agreement dated as of August 4, 2015, among Cabela’s Incorporated and various purchasers party thereto (incorporated by reference from Exhibit 10.1 of our Current Report on Form 8-K, filed on August 7, 2015, File No. 001-32227)

10.39	Form of Tranche A Note, 3.23%, due August 4, 2020 (incorporated by reference from Exhibit 10.2 of our Current Report on Form 8-K, filed on August 7, 2015, File No. 001-32227)

10.40	Form of Tranche B Note, 3.70%, due August 4, 2022 (incorporated by reference from Exhibit 10.3 of our Current Report on Form 8-K, filed on August 7, 2015, File No. 001-32227)

10.41	Form of Tranche C Note, 3.82%, due December 3, 2022 (incorporated by reference from Exhibit 10.4 of our Current Report on Form 8-K, filed on August 7, 2015, File No. 001-32227)

10.42	Form of Tranche D Note, 4.01%, due August 4, 2025 (incorporated by reference from Exhibit 10.5 of our Current Report on Form 8-K, filed on August 7, 2015, File No. 001-32227)

10.43	Form of Tranche E Note, 4.11%, due December 3, 2025 (incorporated by reference from Exhibit 10.6 of our Current Report on Form 8-K, filed on August 7, 2015, File No. 001-32227)

10.44
Subsidiary Guaranty dated August 4, 2015, provided by certain subsidiaries of Cabela’s Incorporated party thereto to the holders of the Notes (incorporated by reference from Exhibit 10.7 of our Current Report on Form 8-K, filed on August 7, 2015, File No. 001-32227)

10.45
Second Amendment to Amended and Restated Credit Agreement dated August 4, 2015, among Cabela’s Incorporated and various lenders party thereto (incorporated by reference from Exhibit 10.8 of our Current Report on Form 8-K, filed on August 7, 2015, File No. 001-32227)

10.46
Amendment No. 2 to Note Purchase Agreements dated August 4, 2015, among Cabela’s Incorporated, certain subsidiaries of Cabela’s Incorporated party thereto, and certain purchasers party thereto (incorporated by reference from Exhibit 10.9 of our Current Report on Form 8-K, filed on August 7, 2015, File No. 001-32227)

10.47
Executive Employment Agreement dated August 14, 2015, between Cabela’s Incorporated and Brian J. Linneman (incorporated by reference from Exhibit 10.10 to our Quarterly Report on Form 10-Q, filed on October 22, 2015, File No. 001-32227)*

10.48	Executive Employment Agreement dated February 17, 2016, between Cabela’s Incorporated and Michael Copeland*

21.1	Subsidiaries of Cabela’s Incorporated

23.1	Consent of Deloitte & Touche LLP

24.1	Powers of Attorney

31.1	Certification of CEO Pursuant to Rule 13a-14(a) under the Exchange Act

31.2	Certification of CFO Pursuant to Rule 13a-14(a) under the Exchange Act

32.1	Certifications Pursuant to 18 U.S.C. Section 1350

101.INS	XBRL Instance Document	Filed with this report.

101.SCH	XBRL Taxonomy Extension Schema Document	Submitted electronically with this report.

101.CAL	XBRL Taxonomy Calculation Linkbase Document	Submitted electronically with this report.

101.LAB	XBRL Taxonomy Label Linkbase Document	Submitted electronically with this report.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Submitted electronically with this report.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Submitted electronically with this report.

*	Indicates management contract or compensatory plan or arrangement required to be filed as exhibits pursuant to Item 15(b) of this report.

(c)	Financial Statement Schedules. See Item 15(a) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CABELA’S INCORPORATED

Dated:	February 19, 2016	By:	/s/ Thomas L. Millner
Thomas L. Millner
Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Thomas L. Millner	Chief Executive Officer and Director (Principal Executive Officer)	February 19, 2016
Thomas L. Millner

/s/ Ralph W. Castner	Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	February 19, 2016
Ralph W. Castner

*	Chairman of the Board and Director	February 19, 2016
James W. Cabela

*	Director	February 19, 2016
Dennis Highby

*	Director	February 19, 2016
Theodore M. Armstrong

*	Director	February 19, 2016
John H. Edmondson

*	Director	February 19, 2016
Michael R. McCarthy

*	Director	February 19, 2016
Donna M. Milrod

*	Director	February 19, 2016
Beth M. Pritchard

*	Director	February 19, 2016
Peter S. Swinburn

*	Director	February 19, 2016
James F. Wright

* By:	/s/ Thomas L. Millner	Attorney-in-Fact	February 19, 2016
Thomas L. Millner