Form 10-Q
period 2016-04-02
CABELAS INC
filed 2016-04-28
CIK 1267130

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 2, 2016
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
Common stock, $0.01 par value: 68,265,274 shares as of April 25, 2016

CABELA’S INCORPORATED

FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED APRIL 2, 2016

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

CABELA’S INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Dollars in Thousands Except Earnings Per Share)
(Unaudited)
	Three Months Ended
	April 2, 2016	March 28, 2015
Revenue:
Merchandise sales	$719,915	$697,654
Financial Services revenue	140,823	122,913
Other revenue	3,924	6,509
Total revenue	864,662	827,076
Cost of revenue:
Merchandise costs (exclusive of depreciation and amortization)	487,992	466,219
Cost of other revenue	153	220
Total cost of revenue (exclusive of depreciation and amortization)	488,145	466,439

Selling, distribution, and administrative expenses	329,189	316,104
Impairment and restructuring charges	2,972	—

Operating income	44,356	44,533

Interest expense, net	(9,231)	(3,774)
Other non-operating income, net	901	1,740

Income before provision for income taxes	36,026	42,499
Provision for income taxes	13,137	15,725
Net income	$22,889	$26,774

Earnings per basic share	$0.34	$0.38
Earnings per diluted share	$0.33	$0.37

Basic weighted average shares outstanding	67,925,173	71,272,064
Diluted weighted average shares outstanding	68,687,596	71,603,575

Refer to notes to unaudited condensed consolidated financial statements.

CABELA’S INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In Thousands)
(Unaudited)
	Three Months Ended
	April 2, 2016	March 28, 2015

Net income	$22,889	$26,774
Other comprehensive income (loss):
Unrealized gain on economic development bonds, net of taxes of $570 and $909	564	1,244
Foreign currency translation adjustments	14,680	(15,511)
Total other comprehensive income (loss)	15,244	(14,267)
Comprehensive income	$38,133	$12,507

Refer to notes to unaudited condensed consolidated financial statements.

CABELA’S INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands Except Par Values)
(Unaudited)
	April 2, 2016	January 2, 2016	March 28, 2015
ASSETS
CURRENT
Cash and cash equivalents	$141,973	$315,066	$267,686
Restricted cash of the Trust	40,475	40,983	30,641
Accounts receivable, net	35,450	79,330	30,699
Credit card loans (includes restricted credit card loans of the Trust of $4,824,323,$5,066,660, and $4,185,397), net of allowance for loan losses of $74,753,$75,911, and $55,942	4,779,153	5,035,267	4,157,410
Inventories	905,122	819,271	810,633
Prepaid expenses and other current assets	120,156	117,330	101,824
Income taxes receivable and deferred income taxes (at March 28, 2015, only)	73,391	77,698	140,188
Total current assets	6,095,720	6,484,945	5,539,081
Property and equipment, net	1,840,530	1,811,302	1,665,178
Deferred income taxes	25,159	28,042	—
Other assets	139,800	138,715	122,726
Total assets	$8,101,209	$8,463,004	$7,326,985

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT
Accounts payable, including unpresented checks of $17,958, $23,580, and $10,775	$266,936	$281,985	$264,016
Gift instruments, credit card rewards, and loyalty rewards programs	346,771	365,427	316,351
Accrued expenses and other liabilities	161,537	224,733	183,747
Time deposits	177,052	215,306	294,849
Current maturities of secured variable funding obligations of the Trust	330,000	655,000	—
Current maturities of secured long-term obligations of the Trust, net	1,189,088	509,673	212,395
Current maturities of long-term debt	8,456	223,452	8,438
Total current liabilities	2,479,840	2,475,576	1,279,796
Long-term time deposits	688,504	664,593	518,173
Secured long-term obligations of the Trust, less current maturities, net	2,042,598	2,721,259	2,890,661
Long-term debt, less current maturities, net	884,099	635,898	662,927
Deferred income taxes	—	—	12,579
Other long-term liabilities	133,188	137,035	130,528

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Preferred stock, $0.01 par value; Authorized – 10,000,000 shares; Issued – none	—	—	—
Common stock, $0.01 par value:
Class A Voting, Authorized – 245,000,000 shares
Issued – 71,595,020, 71,595,020, and 71,575,434 shares	716	716	716
Outstanding – 68,243,858, 67,818,715, and 71,575,434 shares
Additional paid-in capital	373,307	389,754	368,272
Retained earnings	1,674,751	1,651,862	1,489,306
Accumulated other comprehensive loss	(35,670)	(50,914)	(25,973)
Treasury stock, at cost – 3,351,162, 3,776,305, and no shares	(140,124)	(162,775)	—
Total stockholders’ equity	1,872,980	1,828,643	1,832,321
Total liabilities and stockholders’ equity	$8,101,209	$8,463,004	$7,326,985
Refer to notes to unaudited condensed consolidated financial statements.

CABELA’S INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(Unaudited)
	Three Months Ended
	April 2, 2016	March 28, 2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$22,889	$26,774
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation and amortization	35,710	31,221
Impairment and restructuring charges	2,972	—
Stock-based compensation	6,442	4,760
Deferred income taxes	2,313	6,181
Provision for loan losses	22,820	13,230
Other, net	(1,339)	642
Change in operating assets and liabilities, net:
Accounts receivable	43,699	31,074
Credit card loans originated from internal operations, net	80,359	73,104
Inventories	(81,244)	(54,621)
Prepaid expenses and other current assets	(3,894)	(8,695)
Accounts payable and accrued expenses and other liabilities	(87,152)	(86,627)
Gift instruments, credit card rewards, and loyalty rewards programs	(19,159)	(22,771)
Other long-term liabilities	(3,333)	5,153
Income taxes receivable	4,307	(18,910)
Net cash provided by operating activities	25,390	515

CASH FLOWS FROM INVESTING ACTIVITIES:
Property and equipment additions	(61,360)	(103,457)
Change in credit card loans originated externally, net	152,935	177,441
Change in restricted cash of the Trust, net	508	304,171
Other investing changes, net	505	144
Net cash provided by investing activities	92,588	378,299

CASH FLOWS FROM FINANCING ACTIVITIES:
Change in unpresented checks net of bank balances	(5,622)	(28,015)
Change in time deposits, net	(14,343)	6,966
Borrowings on secured obligations of the Trust	595,000	843,750
Repayments on secured obligations of the Trust	(920,000)	(1,260,000)
Borrowings on revolving credit facilities and inventory financing	484,762	342,680
Repayments on revolving credit facilities and inventory financing	(210,489)	(144,818)
Payments on long-term debt	(223,218)	(8,214)
Tax withholdings on share-based payment awards, net of employee stock option exercises	(1,576)	(2,498)
Excess tax benefit on share-based payment awards	1,503	193
Other financing changes, net	—	2
Net cash used in financing activities	(293,983)	(249,954)

Effect of exchange rates on cash and cash equivalents	2,912	(3,932)

Net change in cash and cash equivalents	(173,093)	124,928
Cash and cash equivalents, at beginning of period	315,066	142,758
Cash and cash equivalents, at end of period	$141,973	$267,686
Refer to notes to unaudited condensed consolidated financial statements.

CABELA’S INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Dollars in Thousands)
(Unaudited)
	Common Stock Shares	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total

Balance, beginning of 2015	71,093,216	$711	$365,973	$1,462,532	$(11,706)	$—	$1,817,510
Net income	—	—	—	26,774	—	—	26,774
Other comprehensive loss	—	—	—	—	(14,267)	—	(14,267)
Stock-based compensation	—	—	4,609	—	—	—	4,609
Exercise of employee stock options and tax withholdings on share-based payment awards, net	482,218	5	(2,503)	—	—	—	(2,498)
Excess tax benefit on share-based payment awards	—	—	193	—	—	—	193
Balance at March 28, 2015	71,575,434	$716	$368,272	$1,489,306	$(25,973)	$—	$1,832,321

Balance, beginning of 2016	71,595,020	$716	$389,754	$1,651,862	$(50,914)	$(162,775)	$1,828,643
Net income	—	—	—	22,889	—	—	22,889
Other comprehensive income	—	—	—	—	15,244	—	15,244
Stock-based compensation	—	—	6,277	—	—	—	6,277
Exercise of employee stock options and tax withholdings on share-based payment awards, net	—	—	(24,227)	—	—	22,651	(1,576)
Excess tax benefit on share-based payment awards	—	—	1,503	—	—	—	1,503
Balance at April 2, 2016	71,595,020	$716	$373,307	$1,674,751	$(35,670)	$(140,124)	$1,872,980
Refer to notes to unaudited condensed consolidated financial statements.

CABELA’S INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Tables are in Thousands Except Share and Per Share Amounts)
(Unaudited)

1.    MANAGEMENT REPRESENTATIONS

Principles of Consolidation – The condensed consolidated financial statements included herein are unaudited and have been prepared by management of Cabela’s Incorporated and its wholly-owned subsidiaries (“Cabela’s,” “Company,” “we,” or “our”) pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. The Company’s condensed consolidated balance sheet as of January 2, 2016, was derived from the Company’s audited consolidated balance sheet as of that date. All other condensed consolidated financial statements contained herein are unaudited and reflect all adjustments which are, in the opinion of management, necessary to summarize fairly our financial position and results of operations, comprehensive income, and cash flows for the periods presented. All of these adjustments are of a normal recurring nature. All intercompany accounts and transactions have been eliminated in consolidation.

World’s Foremost Bank (“WFB,” “Financial Services segment,” or “Cabela’s CLUB”), a wholly-owned bank subsidiary of Cabela’s, is the primary beneficiary of the Cabela’s Master Credit Card Trust and related entities (collectively referred to as the “Trust”). The Trust was consolidated for all reporting periods of Cabela’s in this report.
Because of the seasonal nature of the Company’s operations, results of operations of any single reporting period should not be considered as indicative of results for a full year. These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the fiscal year ended January 2, 2016.
Cash and Cash Equivalents – Cash and cash equivalents of the Financial Services segment were $72 million, $157 million, and $216 million at April 2, 2016, January 2, 2016, and March 28, 2015, respectively. Due to regulatory restrictions on WFB, the Company cannot use WFB’s cash for non-banking operations.

Segment Reporting – Effective the beginning of fiscal year 2016, the Company realigned its organizational structure and updated its reportable operating segments. The Company now accounts for its operations as two operating segments: Merchandising and Financial Services. For more information on this change in segments see Note 13 “Segment Reporting” of the Notes to Condensed Consolidated Financial Statements.
Reporting Periods – Unless otherwise stated, the fiscal periods referred to in the notes to these condensed consolidated financial statements are the 13 weeks ended April 2, 2016 (“three months ended April 2, 2016”), the 13 weeks ended March 28, 2015 (“three months ended March 28, 2015”), and the 53 weeks ended January 2, 2016 (“fiscal year ended 2015”). WFB follows a calendar fiscal period and, accordingly, the respective three month periods ended on March 31, 2016 and 2015, and the fiscal year ended on December 31, 2015.

CABELA’S INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Tables are in Thousands Except Share and Per Share Amounts)
(Unaudited)

Adoption of New Accounting Principles – In the three months ended April 2, 2016, we adopted the guidance of Accounting Standards Update (“ASU”) 2015-03, “Simplifying the Presentation of Debt Issuance Costs,” which required that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability. The following table summarizes the effects of this new guidance on amounts previously reported in our condensed consolidated balance sheets at the periods ended:

	January 2, 2016			March 28, 2015
	As Reported	Adjustment	As Adjusted	As Reported	Adjustment	As Adjusted

Other assets (including economic development bonds)	$148,214	$(9,499)	$138,715	$130,806	$(8,080)	$122,726
Total assets	8,472,503	(9,499)	8,463,004	7,335,065	(8,080)	7,326,985
Current maturities of secured long-term obligations of the Trust	510,000	(327)	509,673	212,500	(105)	212,395
Total current liabilities	2,475,903	(327)	2,475,576	1,279,901	(105)	1,279,796
Secured long-term obligations of the Trust, less current maturities	2,728,500	(7,241)	2,721,259	2,898,500	(7,839)	2,890,661
Long-term debt, less current maturities	637,829	(1,931)	635,898	663,063	(136)	662,927
Total liabilities and stockholders’ equity	8,472,503	(9,499)	8,463,004	7,335,065	(8,080)	7,326,985

In addition, effective in fiscal year ended 2015, we adopted on a prospective basis the provisions of ASU 2015-17 “Balance Sheet Classification of Deferred Taxes.” This standard simplified the presentation of deferred income taxes and required that deferred tax liabilities and assets be classified as non current in the Company’s consolidated balance sheets. Prior periods were not retrospectively adjusted; therefore, deferred income taxes of $13 million were presented as current assets in our condensed consolidated balance sheets at March 28, 2015.

2.    CABELA’S MASTER CREDIT CARD TRUST

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
The following table presents the components of the consolidated assets and liabilities of the Trust at the periods ended:

	April 2, 2016	January 2, 2016	March 28, 2015
Consolidated assets:
Restricted credit card loans, net of allowance of $74,510, $75,450, and $55,750	$4,749,813	$4,991,210	$4,129,647
Restricted cash	40,475	40,983	30,641
Total	$4,790,288	$5,032,193	$4,160,288

Consolidated liabilities:
Secured variable funding obligations	$330,000	$655,000	$—
Secured obligations, net of debt issuance costs of $6,814, $7,568, and $7,944	3,231,686	3,230,932	3,103,056
Interest due to third party investors	2,722	2,682	2,170
Total	$3,564,408	$3,888,614	$3,105,226

CABELA’S INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Tables are in Thousands Except Share and Per Share Amounts)
(Unaudited)

3.    CREDIT CARD LOANS AND ALLOWANCE FOR LOAN LOSSES

The following table reflects the composition of the credit card loans at the periods ended:

	April 2, 2016	January 2, 2016	March 28, 2015

Restricted credit card loans of the Trust (restricted for repayment of secured obligations of the Trust)	$4,824,323	$5,066,660	$4,185,397
Unrestricted credit card loans	24,034	38,278	22,944
Total credit card loans	4,848,357	5,104,938	4,208,341
Allowance for loan losses	(74,753)	(75,911)	(55,942)
Deferred credit card origination costs	5,549	6,240	5,011
Credit card loans, net	$4,779,153	$5,035,267	$4,157,410
Allowance for Loan Losses:
The following table reflects the activity in the allowance for loan losses by credit card segment for the periods presented:

	Three Months Ended
	April 2, 2016			March 28, 2015
	Credit Card Loans	Restructured Credit Card Loans	Total Credit Card Loans	Credit Card Loans	Restructured Credit Card Loans	Total Credit Card Loans

Balance, beginning of period	$67,653	$8,258	$75,911	$48,832	$7,740	$56,572
Provision for loan losses	20,826	1,994	22,820	10,768	2,462	13,230

Charge-offs	(26,969)	(2,709)	(29,678)	(17,208)	(3,781)	(20,989)
Recoveries	4,921	779	5,700	5,880	1,249	7,129
Net charge-offs	(22,048)	(1,930)	(23,978)	(11,328)	(2,532)	(13,860)
Balance, end of period	$66,431	$8,322	$74,753	$48,272	$7,670	$55,942

CABELA’S INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Tables are in Thousands Except Share and Per Share Amounts)
(Unaudited)

Credit Quality Indicators, Delinquent, and Non-Accrual Loans:

The following table provides information on current, non-accrual, past due, and restructured credit card loans by class using the respective quarter Fair Isaac Corporation (“FICO”) score at the periods ended:

	FICO Score of Credit Card Loans Segment			Restructured Credit Card Loans Segment (1)
April 2, 2016:	691 and Below	692 - 758	759 and Above		Total
Credit card loan status:
Current	$825,756	$1,634,674	$2,261,728	$30,402	$4,752,560
1 to 29 days past due	28,082	15,441	12,310	2,455	58,288
30 to 59 days past due	10,883	1,657	408	1,780	14,728
60 or more days past due	19,509	220	72	2,980	22,781
Total past due	58,474	17,318	12,790	7,215	95,797
Total credit card loans	$884,230	$1,651,992	$2,274,518	$37,617	$4,848,357

90 days or more past due and still accruing	$10,133	$57	$22	$1,313	$11,525
Non-accrual	—	—	—	7,278	7,278

January 2, 2016:
Credit card loan status:
Current	$782,885	$1,676,541	$2,516,420	$28,322	$5,004,168
1 to 29 days past due	28,472	16,245	14,229	2,820	61,766
30 to 59 days past due	10,931	1,713	506	1,716	14,866
60 or more days past due	20,307	536	111	3,184	24,138
Total past due	59,710	18,494	14,846	7,720	100,770
Total credit card loans	$842,595	$1,695,035	$2,531,266	$36,042	$5,104,938

90 days or more past due and still accruing	$10,292	$111	$34	$1,217	$11,654
Non-accrual	—	—	—	7,059	7,059

March 28, 2015:
Credit card loan status:
Current	$639,828	$1,406,953	$2,055,672	$28,795	$4,131,248
1 to 29 days past due	20,925	13,529	12,191	2,497	49,142
30 to 59 days past due	7,999	1,282	559	1,304	11,144
60 or more days past due	14,286	176	42	2,303	16,807
Total past due	43,210	14,987	12,792	6,104	77,093
Total credit card loans	$683,038	$1,421,940	$2,068,464	$34,899	$4,208,341

90 days or more past due and still accruing	$7,461	$53	$25	$962	$8,501
Non-accrual	—	—	—	5,444	5,444

(1)	Included in the allowance for loan losses were specific allowances for loan losses of $8 million at April 2, 2016, January 2, 2016, and March 28, 2015.

CABELA’S INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Tables are in Thousands Except Share and Per Share Amounts)
(Unaudited)

4.    BORROWINGS OF FINANCIAL SERVICES SEGMENT

The Trust issues fixed and floating (variable) rate term securitizations, which are considered secured obligations backed by restricted credit card loans. A summary of the secured fixed and variable rate obligations of the Trust by series, the expected maturity dates, and the respective weighted average interest rates are presented in the following tables at the periods ended:

April 2, 2016:
Series	Expected Maturity Date	Fixed Rate Obligations	Interest Rate	Variable Rate Obligations	Interest Rate	Total Obligations	Interest Rate

Series 2011-II	June 2016	$155,000	2.39%	$100,000	1.04%	$255,000	1.86%
Series 2011-IV	October 2016	165,000	1.90	90,000	0.99	255,000	1.58
Series 2012-I	February 2017	275,000	1.63	150,000	0.97	425,000	1.40
Series 2012-II	June 2017	300,000	1.45	125,000	0.92	425,000	1.29
Series 2013-I	February 2023	327,250	2.71	—	—	327,250	2.71
Series 2013-II	August 2018	100,000	2.17	197,500	1.09	297,500	1.45
Series 2014-I	March 2017	—	—	255,000	0.79	255,000	0.79
Series 2014-II	July 2019	—	—	340,000	0.89	340,000	0.89
Series 2015-I	March 2020	218,750	2.26	100,000	0.98	318,750	1.86
Series 2015-II	July 2020	240,000	2.25	100,000	1.11	340,000	1.91

Secured obligations of the Trust		1,781,000		1,457,500		3,238,500
Less unamortized debt issuance costs		(3,938)		(2,876)		(6,814)
Secured obligations of the Trust, net		1,777,062		1,454,624		3,231,686
Less current maturities of secured long-term obligations of the Trust, net		(594,650)		(594,438)		(1,189,088)
Secured long-term obligations of the Trust, less current maturities, net		$1,182,412		$860,186		$2,042,598

CABELA’S INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Tables are in Thousands Except Share and Per Share Amounts)
(Unaudited)

January 2, 2016:
Series	Expected Maturity Date	Fixed Rate Obligations	Interest Rate	Variable Rate Obligations	Interest Rate	Total Obligations	Interest Rate

Series 2011-II	June 2016	$155,000	2.39%	$100,000	0.93%	$255,000	1.82%
Series 2011-IV	October 2016	165,000	1.90	90,000	0.88	255,000	1.54
Series 2012-I	February 2017	275,000	1.63	150,000	0.86	425,000	1.36
Series 2012-II	June 2017	300,000	1.45	125,000	0.81	425,000	1.26
Series 2013-I	February 2023	327,250	2.71	—	—	327,250	2.71
Series 2013-II	August 2018	100,000	2.17	197,500	0.98	297,500	1.38
Series 2014-I	March 2017	—	—	255,000	0.68	255,000	0.68
Series 2014-II	July 2019	—	—	340,000	0.78	340,000	0.78
Series 2015-I	March 2020	218,750	2.26	100,000	0.87	318,750	1.82
Series 2015-II	July 2020	240,000	2.25	100,000	1.00	340,000	1.88

Secured obligations of the Trust		1,781,000		1,457,500		3,238,500
Less unamortized debt issuance costs		(4,317)		(3,251)		(7,568)
Secured obligations of the Trust, net		1,776,683		1,454,249		3,230,932
Less current maturities of secured long-term obligations of the Trust, net		(319,793)		(189,880)		(509,673)
Secured long-term obligations of the Trust, less current maturities, net		$1,456,890		$1,264,369		$2,721,259

March 28, 2015:
Series	Expected Maturity Date	Fixed Rate Obligations	Interest Rate	Variable Rate Obligations	Interest Rate	Total Obligations	Interest Rate

Series 2010-II	September 2015	$127,500	2.29%	$85,000	0.87%	$212,500	1.72%
Series 2011-II	June 2016	155,000	2.39	100,000	0.77	255,000	1.76
Series 2011-IV	October 2016	165,000	1.90	90,000	0.72	255,000	1.49
Series 2012-I	February 2017	275,000	1.63	150,000	0.70	425,000	1.30
Series 2012-II	June 2017	300,000	1.45	125,000	0.65	425,000	1.22
Series 2013-I	February 2023	327,250	2.71	—	—	327,250	2.71
Series 2013-II	August 2018	100,000	2.17	197,500	0.82	297,500	1.28
Series 2014-I	March 2017	—	—	255,000	0.52	255,000	0.52
Series 2014-II	July 2019	—	—	340,000	0.62	340,000	0.62
Series 2015-I	March 2020	218,750	2.26	100,000	0.76	318,750	1.79

Secured obligations of the Trust		1,668,500		1,442,500		3,111,000
Less unamortized debt issuance costs		(4,118)		(3,826)		(7,944)
Secured obligations of the Trust, net		1,664,382		1,438,674		3,103,056
Less current maturities of secured long-term obligations of the Trust, net		(127,437)		(84,958)		(212,395)
Secured long-term obligations of the Trust, less current maturities, net		$1,536,945		$1,353,716		$2,890,661

CABELA’S INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Tables are in Thousands Except Share and Per Share Amounts)
(Unaudited)

The Trust issues variable funding facilities which are considered secured obligations backed by restricted credit card loans. At April 2, 2016, the Trust had three variable funding facilities with $1.3 billion in total capacity and $330 million outstanding. On March 24, 2016, the Trust increased one of its $300 million variable funding facilities to $500 million and extended the maturity date from March 2016 to March 2019. Maturities for the variable funding facilities are now scheduled in March of 2017 ($500 million), 2018 ($300 million), and 2019 ($500 million). Each of these variable funding facilities includes an option to renew subject to certain terms and conditions. Variable rate note interest is priced at a benchmark rate, London Interbank Offered Rate, or commercial paper rate, plus a spread, which ranges from 0.50% to 0.85%. The variable rate notes provide for a fee ranging from 0.25% to 0.50% on the unused portion of the facilities. During the three months ended April 2, 2016, and March 28, 2015, the daily average balance outstanding on these notes was $329 million and $185 million, with a weighted average interest rate of 1.18% and 0.78%, respectively.
The Financial Services segment has unsecured federal funds purchase agreements with two financial institutions. The maximum amount that can be borrowed is $100 million. There were no amounts outstanding at April 2, 2016, January 2, 2016, or March 28, 2015.

5.     LONG-TERM DEBT AND CAPITAL LEASES

Long-term debt, including revolving credit facilities and capital leases, consisted of the following at the periods ended:

	April 2, 2016	January 2, 2016	March 28, 2015

Unsecured $775 million revolving credit facility	$256,366	$—	$360,000
Unsecured senior notes due 2017 with interest at 6.08%	60,000	60,000	60,000
Unsecured senior notes due 2016-2018 with interest at 7.20%	16,286	24,428	24,428
Unsecured senior notes due 2020, 2022, and 2025; with interest rates ranging from 3.23% to 4.11%	550,000	550,000	—
Capital lease obligations payable through 2036	11,777	11,853	12,073
Unsecured notes due 2016 with interest at 5.99%	—	215,000	215,000
Total debt	894,429	861,281	671,501
Less current portion of debt	(8,456)	(223,452)	(8,438)
Less unamortized debt issuance costs	(1,874)	(1,931)	(136)
Long-term debt, less current maturities, net	$884,099	$635,898	$662,927

The Company’s credit agreement provides for an unsecured $775 million revolving credit facility and permits the issuance of letters of credit up to $75 million and swing line loans up to $30 million. The credit facility may be increased to $800 million subject to certain terms and conditions. The term of the credit facility expires on June 18, 2019.
During the three months ended April 2, 2016, and March 28, 2015, the daily average principal balance outstanding on the line of credit was $114 million and $289 million, respectively, and the weighted average interest rate was 1.81% and 1.42%, respectively. Letters of credit and standby letters of credit totaling $23 million and $29 million were outstanding at April 2, 2016, and March 28, 2015, respectively. The daily average outstanding amount of total letters of credit during the three months ended April 2, 2016, and March 28, 2015, was $10 million and $16 million, respectively.
On February 27, 2016, we repaid our unsecured notes for $215 million from the proceeds of the private placement sale of unsecured senior notes in August 2015 for $550 million.

CABELA’S INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Tables are in Thousands Except Share and Per Share Amounts)
(Unaudited)

The Company also has an unsecured $20 million Canadian (“CAD”) revolving credit facility for its operations in Canada. Borrowings are payable on demand with interest payable monthly. This credit facility permits the issuance of letters of credit up to $10 million CAD in the aggregate, which reduces the overall available credit limit. There were no amounts outstanding at April 2, 2016, January 2, 2016, or March 28, 2015.
At April 2, 2016, the Company was in compliance with the financial covenant requirements of its $775 million credit agreement with a fixed charge coverage ratio of 7.98 to 1 (minimum requirement is 2.00 to 1), a leverage ratio of 1.82 to 1 (requirement is no more than 3.00 to 1), and a consolidated net worth that was $583 million in excess of the minimum. At April 2, 2016, the Company was in compliance with all financial covenants under its credit agreements and unsecured notes. We anticipate that we will continue to be in compliance with all financial covenants under our credit agreements and unsecured senior notes through at least the next 12 months.

6.     IMPAIRMENT AND RESTRUCTURING CHARGES

Impairment and restructuring charges consisted of the following for the periods ended:

	Three Months Ended
	April 2, 2016	March 28, 2015

Impairment losses on other property	$141	$—
Restructuring charges for severance and related benefits	2,831	—
Total	$2,972	$—
Impairment – We evaluate the recoverability of economic development bonds, property (including existing store locations and future retail store sites), equipment, goodwill, other property, and other intangibles whenever indicators of impairment exist. In the three months ended April 2, 2016, we recognized an impairment loss of $0.1 million on a parcel of unimproved land based on a sales contract. The value of the property adjusted for selling costs was $1.3 million and its carrying value was $1.4 million. This impairment was recognized in the Merchandising segment. We did not recognize any impairment during the three months ended March 28, 2015.

Local economic trends, government regulations, and other restrictions where we own properties may impact management projections that could change undiscounted cash flows in future periods which could trigger possible future write downs.

Restructuring Charges – In the three months ended April 2, 2016, we incurred charges totaling $3 million for severance and related benefits primarily attributable to a corporate restructuring and reduction in the number of personnel. The charges were recognized in the Merchandising segment.
The activity relating to the liability for these severance benefits, which was included in accrued expenses and other liabilities in our condensed consolidated balance sheets, is summarized in the following table for the periods presented:

	Three Months Ended
	April 2, 2016	March 28, 2015

Balance, beginning of period	$2,799	$—
Charges for severance and related benefits	2,831	—
Payments	(1,899)	—
Balance, end of period	$3,731	$—

CABELA’S INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Tables are in Thousands Except Share and Per Share Amounts)
(Unaudited)

7.     INCOME TAXES

The effective income tax rate was 36.5% for the three months ended April 2, 2016, compared to 37.0% for the three months ended March 28, 2015.

At April 2, 2016, unrecognized tax benefits totaling $70 million were included in other long-term liabilities in our condensed consolidated balance sheets compared to $73 million at January 2, 2016. At March 28, 2015, unrecognized tax benefits totaling $47 million were included in current liabilities (accrued expenses and other liabilities) and $60 million in other long-term liabilities in our condensed consolidated balance sheets. The changes compared to the balances at March 28, 2015, were due primarily to our assessments of uncertain tax positions related to prior period tax positions and settlement of our 2007 and 2008 Internal Revenue Service examinations. Since the Company is routinely under audit by various taxing authorities, it is reasonably possible that the amount of unrecognized tax benefits will change during the next 12 months. However, we do not expect the change, if any, to have a material effect on the Company’s consolidated financial condition or results of operations within the next 12 months.

8.     COMMITMENTS AND CONTINGENCIES

The Company leases various buildings, computer and other equipment, and storage space under operating leases which expire on various dates through January 2041. Rent expense on these leases, as well as other month to month rentals, was $6 million in the three months ended April 2, 2016, compared to $5 million in the three months ended March 28, 2015.
The following is a schedule of future minimum rental payments under operating leases at April 2, 2016:

For the nine months ending December 31, 2016	$17,096
For the fiscal years ending:
2017	23,454
2018	23,159
2019	22,753
2020	22,100
Thereafter	290,504
Total	$399,066
The Company leases six retail stores and owns 24 stores subject to ground leases. Certain of these leases include tenant allowances that are amortized over the life of the lease. No tenant allowances were received in the three months ended April 2, 2016, or March 28, 2015. The Company does not expect to receive any tenant allowances under leases during the remainder of fiscal year 2016.

The Company has entered into real estate purchase, construction, and/or economic incentive agreements for various new retail store site locations. At April 2, 2016, the Company estimated it had total cash commitments of approximately $168 million outstanding for projected expenditures related to the development, construction, and completion of new retail stores. This amount excludes any estimated costs associated with new stores where the Company does not have a commitment as of April 2, 2016. We expect to fund these estimated capital expenditures over the next 12 months with funds from operations and borrowings.

CABELA’S INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Tables are in Thousands Except Share and Per Share Amounts)
(Unaudited)

In the past, we have received grant funding in exchange for commitments, such as assurance of agreed employment and wage levels at the retail store or that the retail store will remain open, made by us to the state or local government providing the funding. If we failed to maintain the commitments during the applicable period, the funds received may have to be repaid or other adverse consequences may arise, which could affect the Company’s cash flows and profitability. At April 2, 2016, and March 28, 2015, the total amount of grant funding subject to a specific contractual remedy was $42 million and $43 million, respectively. No grant funding subject to contractual remedy was received in the three months ended April 2, 2016, or March 28, 2015. At April 2, 2016, we had recorded $17 million in the condensed consolidated balance sheets relating to these grants with $16 million in current liabilities and $1 million in long-term liabilities. At January 2, 2016, and March 28, 2015, the amount the Company had recorded in current liabilities in the condensed consolidated balance sheets relating to these grants was $17 million, and $23 million, respectively.

The Company operates an open account document instructions program, which provides for Cabela’s-issued letters of credit. We had obligations to pay participating vendors $40 million, $34 million, and $75 million at April 2, 2016, January 2, 2016, and March 28, 2015, respectively.

The Financial Services segment enters into financial instruments with off-balance sheet risk in the normal course of business through the origination of unsecured credit card loans. Unsecured credit card accounts are commitments to extend credit and totaled $35 billion, $35 billion, and $30 billion at April 2, 2016, January 2, 2016, and March 28, 2015, respectively. These commitments are in addition to any current outstanding balances of a cardholder. Unsecured credit card loans involve, to varying degrees, elements of credit risk in excess of the amount recognized in the condensed consolidated balance sheets. The principal amounts of these instruments reflect the Financial Services segment’s maximum related exposure. The Financial Services segment has the right to reduce or cancel the available lines of credit at any time, and has not experienced, and does not anticipate, that all customers will exercise the entire available line of credit at any given point in time.

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
The SEC recently announced a settlement with the Company and its Executive Vice President and Chief Financial Officer, Mr. Ralph Castner, that resolves the previously disclosed SEC investigation into certain disclosures, reserves, and accruals from fiscal year 2012. As part of the settlement, the SEC entered an administrative cease-and-desist order that directs the Company and Mr. Castner to comply with the disclosure, books and records, and internal control provisions of the federal securities laws going forward. The Company and Mr. Castner neither admitted nor denied the allegations related to the settlement. The penalty of $1 million associated with the Company’s settlement was recognized as a liability that was accrued for and expensed by the Company in the third quarter of fiscal year 2015.

The Company is party to a lawsuit in California state court alleging that the Company violated the California Invasion of Privacy Act by recording various telephone calls from California consumers without their consent. The Company has reached a preliminary settlement in this lawsuit, which is subject to court approval. In connection with this lawsuit the Company recognized a liability of $3.85 million in the three months ended April 2, 2016.

CABELA’S INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Tables are in Thousands Except Share and Per Share Amounts)
(Unaudited)

9.     STOCK-BASED COMPENSATION PLANS AND EMPLOYEE BENEFIT PLANS

Stock-Based Compensation – The Company recognized total stock-based compensation expense of $6 million for the three months ended April 2, 2016, and $5 million for the three months ended March 28, 2015. Compensation expense related to the Company’s stock-based payment awards is recognized in selling, distribution, and administrative expenses in the condensed consolidated statements of income. At April 2, 2016, the total unrecognized deferred stock-based compensation balance for all equity awards issued, net of expected forfeitures, was $37 million, net of tax, which is expected to be amortized over a weighted average period of 3.0 years.

Employee Stock Plans – Since June 5, 2013, all awards are granted under the Cabela’s Incorporated 2013 Stock Plan (the “2013 Stock Plan”) and have a term of no greater than ten years from the grant date and become exercisable under the vesting schedule determined at the time of grant. As of April 2, 2016, the maximum number of shares available for awards under the 2013 Stock Plan was 2,000,310.

As of April 2, 2016, there were 1,748,720 awards outstanding under the 2013 Stock Plan and 1,349,018 awards outstanding under the Cabela’s Incorporated 2004 Stock Plan. To the extent available, we will issue treasury shares for the exercise of stock options before issuing new shares.
Option Awards. During the three months ended April 2, 2016, there were 163,000 non-statutory stock options (“NSOs”) granted to employees at an exercise price of $48.40 per share. These options have an eight-year term and vest over four years. In addition, on March 2, 2016, the Company issued 64,000 premium-priced NSOs to its Chief Executive Officer at an exercise price of $55.66 (which was equal to 115% of the closing price of the Company's common stock on the New York Stock Exchange on March 2, 2016). The premium-priced NSOs vest in three equal annual installments beginning on March 2, 2017, and expire on March 2, 2024.

During the three months ended April 2, 2016, there were 223,781 options exercised. The aggregate intrinsic value of all awards exercised was $22 million and $23 million during the three months ended April 2, 2016, and March 28, 2015, respectively. Based on the Company’s closing stock price of $49.52 at April 2, 2016, the total number of in-the-money awards exercisable as of April 2, 2016, was 1,084,980.

Nonvested Stock and Stock Unit Awards. During the three months ended April 2, 2016, there were 420,707 units of nonvested stock issued to employees at a weighted average fair value of $47.31 per unit. These nonvested stock awards vest evenly over four years on the grant date anniversary based on the passage of time. On March 2, 2016, the Company also issued 92,500 units of performance-based restricted stock units to certain executives at a fair value of $48.40 per unit. These performance-based restricted stock units will begin vesting in four equal annual installments on March 2, 2017, if the performance criterion is achieved.

Employee Stock Purchase Plan – During the three months ended April 2, 2016, there were 21,299 shares issued under the Cabela’s Incorporated 2013 Employee Stock Purchase Plan with 1,790,996 shares of common stock authorized and available for issuance as of April 2, 2016.

10.	STOCKHOLDERS’ EQUITY AND DIVIDEND RESTRICTIONS

Retained Earnings – The most significant restrictions on the payment of dividends by the Company to stockholders are contained within the covenants under its revolving credit and unsecured senior notes purchase agreements. Also, Nebraska banking laws govern the amount of dividends that WFB can pay to Cabela’s. On February 11, 2016, WFB paid a dividend of $40 million to Cabela’s. At April 2, 2016, the Company had unrestricted retained earnings of $225 million available for dividends. However, the Company has never declared or paid any cash dividends on its common stock, and does not anticipate paying any cash dividends in the foreseeable future.

CABELA’S INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Tables are in Thousands Except Share and Per Share Amounts)
(Unaudited)

Accumulated Other Comprehensive Loss – The components of accumulated other comprehensive loss, net of related taxes, are as follows for the periods ended:

	April 2, 2016	January 2, 2016	March 28, 2015

Accumulated net unrealized holding gains on economic development bonds	$10,661	$10,097	$10,765
Cumulative foreign currency translation adjustments	(46,331)	(61,011)	(36,738)
Total accumulated other comprehensive loss	$(35,670)	$(50,914)	$(25,973)
Treasury Stock – On September 1, 2015, we announced that our Board of Directors approved a share repurchase program authorizing the Company to repurchase up to $500 million of its common stock over a two-year period. This authorization was in addition to the standing annual authorization to repurchase shares to offset dilution resulting from equity-based awards issued under the Company’s equity compensation plans. This share repurchase program does not obligate us to repurchase any outstanding shares of our common stock, and the program may be limited or terminated at any time. There is no guarantee as to the exact number of shares that we will repurchase. In addition, the total amount of share repurchases that we can make in a year is limited to 75% of the Company’s prior year consolidated earnings before interest, taxes, depreciation and amortization, as defined, pursuant to a covenant requirement of its credit agreement. We did not engage in any stock repurchase activity in the three months ended April 2, 2016. As of April 2, 2016, we can repurchase up to $425.8 million of our common stock under this program.
The following table reconciles the Company’s treasury stock activity for the periods presented.

	Three Months Ended
	April 2, 2016	March 28, 2015

Balance, beginning of period	3,776,305	—
Treasury shares issued on exercise of stock options and share-based payment awards	(425,143)	—
Balance, end of period	3,351,162	—

11.     EARNINGS PER SHARE

The following table reconciles the weighted average number of shares utilized in the earnings per share calculations for the periods presented.

	Three Months Ended
	April 2, 2016	March 28, 2015

Common shares – basic	67,925,173	71,272,064
Effect of incremental dilutive securities:
Stock options and nonvested stock units	762,423	331,511
Common shares – diluted	68,687,596	71,603,575

Stock options outstanding considered anti-dilutive excluded from calculation	1,591,206	446,712

CABELA’S INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Tables are in Thousands Except Share and Per Share Amounts)
(Unaudited)

12.     SUPPLEMENTAL CASH FLOW INFORMATION

The following table sets forth non-cash financing and investing activities and other cash flow information for the three months ended:

	April 2, 2016	March 28, 2015
Non-cash financing and investing activities:
Accrued property and equipment additions (1)	$6,446	$33,866

Other cash flow information:
Interest paid (2)	$30,414	$21,927
Capitalized interest	(1,567)	(3,224)
Interest paid, net of capitalized interest	$28,847	$18,703
Income taxes paid, net of refunds	$8,206	$23,783

(1)	Accrued property and equipment additions are recognized in the condensed consolidated statements of cash flows in the period they are paid.

(2)	Includes interest paid by the Financial Services segment totaling $19 million and $16 million, respectively.

13.     SEGMENT REPORTING

Guidance under Accounting Standards Codification Topic 280, “Segment Reporting,” requires companies to evaluate their reportable operating segments periodically and when certain events occur. Recent changes in our executive management structure and responsibilities resulted in a change in the Company’s chief operating decision maker function. As a result of these changes, as well as the finalization and implementation of our Vision 2020 strategic plan and operational changes in our organizational structure, the Company updated its reportable segments effective the beginning of fiscal year 2016. The Company now accounts for its operations as two reportable segments: Merchandising and Financial Services.

The Merchandising segment sells products and services through the Company’s retail stores, our e-commerce websites (Cabelas.com and Cabelas.ca), and our catalogs. The United States merchandising and Canada merchandising operating segments have been aggregated into our reportable Merchandising segment. We are an omni-channel retailer with capabilities that allow a customer to use more than one channel when making a purchase, including retail stores, online, and mobile channels, and have it fulfilled, in most cases, either through in-store customer pickup or by direct shipment to the customer from one of our distribution centers, retail stores, or vendor drop-ship. Other non-merchandise revenue included in our Merchandising segment primarily includes the value of unredeemed points earned that are associated with the Company’s loyalty rewards programs for Cabela’s CLUB issued credit cards, net of the estimated costs of the points; real estate rental income; and real estate land sales.

The Financial Services segment issues co-branded credit cards which are available through all of our channels. Our Cabela’s CLUB cardholders also earn points from our loyalty rewards programs that can be redeemed through all of our customer shopping channels.

Results for the three months ended March 28, 2015, presented in the tables below and in Management’s Discussion and Analysis of Financial Condition and Results of Operations - Three Months Ended April 2, 2016, Compared to March 28, 2015, presented herein, have been recast to reflect these new segments.

CABELA’S INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Tables are in Thousands Except Share and Per Share Amounts)
(Unaudited)

Primary operating costs by segment are summarized below.
Merchandising Segment:

•	Employee compensation and benefits, advertising and marketing costs, depreciation, and retail store related occupancy costs.

•	Costs relating to receiving, distribution, and storage of inventory; and merchandising, order processing, and quality assurance costs.

•	Corporate headquarters occupancy costs, other general and administrative costs, and costs relating to operations of various ancillary subsidiaries such as real estate.

Financial Services Segment:

•	Advertising and promotion, license fees, third party services for processing credit card transactions, employee compensation and benefits, and other general and administrative costs.

Segment assets are those directly used in each operating segment’s operations. Depreciation, amortization, and property and equipment expenditures are recognized as directly expensed and used in each respective segment. Major assets by segment are summarized below.
Merchandising Segment:

•	Land, buildings, fixtures, and leasehold improvements, including corporate headquarters and facilities.

•	In-store inventory, receivables, and prepaid expenses.

•
Merchandise distribution inventory, technology infrastructure and related information technology systems, corporate cash and cash equivalents, economic development bonds, deferred income taxes, and other corporate long-lived assets.

Financial Services Segment:

•	Cash, credit card loans, restricted cash, receivables, property and equipment, and other assets.

Under an Intercompany Agreement, the Financial Services segment pays to the Merchandising segment a fixed license fee that includes 70 basis points on all originated charge volume of the Cabela’s CLUB Visa credit card portfolio. In addition, among other items, the agreement requires the Financial Services segment to reimburse the Merchandising segment for certain promotional costs, which are recorded as a reduction to Financial Services segment revenue and as a reduction to merchandise costs associated with the Merchandising segment. This reimbursement from our Financial Services segment to our Merchandising segment for certain promotional costs was eliminated in consolidation. Also, if the total risk-based capital ratio of WFB is greater than 13% at any quarter end, the Financial Services segment must pay an additional license fee to the Merchandising segment equal to 50% of the amount that the total risk-based capital ratio exceeds 13%. No additional license fee was paid in either the three months ended April 2, 2016, or the three months ended March 28, 2015.

CABELA’S INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Tables are in Thousands Except Share and Per Share Amounts)
(Unaudited)

Financial information for our two segments is presented in the following table for the periods presented:

		Financial Services
Three Months Ended April 2, 2016:	Merchandising		Total

Merchandise sales	$719,915	$—	$719,915
Non-merchandise revenue:
Financial Services	—	135,996	135,996
Other	3,924	—	3,924
Total revenue before intersegment eliminations	723,839	135,996	859,835
Intersegment revenue eliminated in consolidation	—	4,827	4,827
Total revenue as reported	$723,839	$140,823	$864,662

Operating income (loss)	$(16,395)	$60,751	$44,356
Operating income (loss) as a percentage of revenue	(2.3)%	44.7%	5.1%
Depreciation and amortization	$35,294	$416	$35,710
Assets	3,078,888	5,022,321	8,101,209
Property and equipment additions including accrued amounts	54,404	216	54,620

Three Months Ended March 28, 2015:

Merchandise sales	$697,654	$—	$697,654
Non-merchandise revenue:
Financial Services	—	118,436	118,436
Other	6,509	—	6,509
Total revenue before intersegment eliminations	704,163	118,436	822,599
Intersegment revenue eliminated in consolidation	—	4,477	4,477
Total revenue as reported	$704,163	$122,913	$827,076

Operating income (loss)	$(3,944)	$48,477	$44,533
Operating income (loss) as a percentage of revenue	(0.6)%	40.9%	5.4%
Depreciation and amortization	$30,802	$419	$31,221
Assets	2,811,482	4,515,503	7,326,985
Property and equipment additions including accrued amounts	96,829	591	97,420

CABELA’S INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Tables are in Thousands Except Share and Per Share Amounts)
(Unaudited)

The components and amounts of total revenue for the Financial Services segment were as follows for the periods presented:

	Three Months Ended
	April 2, 2016	March 28, 2015

Interest and fee income	$139,748	$111,928
Interest expense	(19,873)	(15,619)
Provision for loan losses	(22,820)	(13,230)
Net interest income, net of provision for loan losses	97,055	83,079
Non-interest income:
Interchange income	94,996	87,694
Other non-interest income	670	682
Total non-interest income	95,666	88,376
Less: Customer rewards costs	(51,898)	(48,542)
Financial Services revenue	$140,823	$122,913
The following table sets forth the percentage of our merchandise revenue contributed by major product categories for our Merchandising segment for the three months ended:

	April 2, 2016	March 28, 2015

Hunting Equipment	49.6%	48.7%
General Outdoors	31.5	29.5
Clothing and Footwear	18.9	21.8
Total	100.0%	100.0%

CABELA’S INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Tables are in Thousands Except Share and Per Share Amounts)
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

At April 2, 2016, the financial instruments carried on our condensed consolidated balance sheets subject to fair value measurements consisted of economic development bonds (included in other assets) and were classified as Level 3 for valuation purposes. For the three months ended April 2, 2016, and March 28, 2015, there were no transfers in or out of Levels 1, 2, or 3.
There were no significant changes in the fair value of the economic development bonds which are measured on a recurring basis using significant unobservable inputs (Level 3) for the three months ended April 2, 2016, compared to the fiscal year ended 2015 or the three months ended March 28, 2015.

There were no other than temporary fair value adjustments of economic development bonds and no adjustments of deferred grant income related to economic development bonds in the three months ended April 2, 2016, or March 28, 2015. In the three months ended April 2, 2016, we recognized an impairment loss of $0.1 million on a parcel of unimproved land based on a sales contract. The value of the property adjusted for selling costs was $1.3 million and its carrying value was $1.4 million. This impairment was recognized in the Merchandising segment.
The table below presents the estimated fair values of the Company’s financial instruments that are not carried at fair value on our condensed consolidated balance sheets at the periods indicated. The fair values of all financial instruments listed below were estimated based on internally developed models or methodologies utilizing observable inputs (Level 2).

	April 2, 2016		January 2, 2016		March 28, 2015
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value

Financial Assets:
Credit card loans, net	$4,779,153	$4,779,153	$5,035,267	$5,035,267	$4,157,410	$4,157,410

Financial Liabilities:
Time deposits	865,556	879,451	879,899	879,197	813,022	818,939
Secured variable funding obligations of the Trust	330,000	330,000	655,000	655,000	—	—
Secured obligations of the Trust, net of unamortized debt issuance costs	3,231,686	3,206,108	3,230,932	3,179,767	3,103,056	3,092,412
Long-term debt	892,555	918,643	859,350	892,425	671,365	689,812

CABELA’S INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Tables are in Thousands Except Share and Per Share Amounts)
(Unaudited)

15.    ACCOUNTING PRONOUNCEMENTS

The following accounting standards are grouped by their effective date applicable to the Company:
First quarter of fiscal year 2017:
In July 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2015-11, “Inventory (Topic 330): Simplifying the Measurement of Inventory” (“ASU 2015-11”). Under this standard, inventory will be measured at the “lower of cost and net realizable value” and options that currently exist for “market value” will be eliminated. ASU 2015-11 defines net realizable value as the “estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation.” ASU 2015-11 is effective for interim and annual periods beginning after December 15, 2016. Early application is permitted and should be applied prospectively. We are evaluating the provisions of this statement, including which period to adopt, and have not determined what impact the adoption of ASU 2015-11 will have on the Company’s consolidated financial position or results of operations.
In March 2016, the FASB issued ASU 2016-09, “Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting” (“ASU 2016-09”). This standard is intended to simplify several aspects of the accounting for share-based payment award transactions, including the income tax consequences, classification of awards as either equity or liabilities, an option to recognize gross stock compensation expense with actual forfeitures recognized as they occur, and classifications in the statement of cash flows. ASU 2016-09 is effective for interim and annual periods beginning after December 15, 2016. Early adoption is permitted. We are evaluating the provisions of this statement and do not intend to apply early adoption. We have not determined what impact the adoption of ASU 2016-09 will have on the Company’s consolidated financial position or results of operations.
First quarter of fiscal year 2018:
In May 2014, the FASB issued ASU 2014-09 “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09”). ASU 2014-09 is a comprehensive new revenue recognition model requiring a company to recognize revenue to depict the transfer of goods or services to a customer at an amount reflecting the consideration it expects to receive in exchange for those goods or services. In adopting ASU 2014-09, companies may use either a full retrospective or a modified retrospective approach. ASU 2014-09 is effective for the first interim period within annual reporting periods beginning after December 15, 2017. Early adoption is permitted. We are evaluating the provisions of this statement and do not intend to apply early adoption. We have not determined what impact the adoption of ASU 2014-09 will have on the Company’s consolidated financial position or results of operations.
First quarter of fiscal year 2019:
In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842)” (“ASU 2016-02”). Under this standard, operating and finance leases with a lease term of more than 12 months will be recorded in the balance sheet as right-of-use assets with offsetting lease liabilities based on the present value of future lease payments. The standard also requires qualitative and quantitative disclosures designed to assess the amount, timing, and uncertainty of cash flows arising from leases. ASU 2016-02 is effective for interim and annual periods beginning after December 15, 2018. Early adoption is permitted and requires the use of a modified retrospective transition approach, which includes a number of optional practical expedients that entities may elect to apply. We are evaluating the provisions of this statement, including which period to adopt, and have not determined what impact the adoption of ASU 2016-02 will have on the Company’s consolidated financial position or results of operations.

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

•
the outcome of litigation, administrative, and/or regulatory matters (including the ongoing audits by tax authorities and compliance examinations by the Federal Deposit Insurance Corporation (“FDIC”));

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

•
other risks, relevant factors, and uncertainties identified in our filings with the Securities and Exchange Commission (“SEC”) (including the information set forth in the “Risk Factors” section of our Annual Report on Form 10-K for the fiscal year ended January 2, 2016, and in Part II, Item 1A, of this report), which filings are available at the SEC’s website at www.sec.gov.

Given the risks and uncertainties surrounding forward-looking statements, you should not place undue reliance on these statements. Our forward-looking statements speak only as of the date of this report. Other than as required by law, we undertake no obligation to update or revise forward-looking statements, whether as a result of new information, future events, or otherwise.

The following discussion and analysis of financial condition, results of operations, liquidity, and capital resources should be read in conjunction with our audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended January 2, 2016, as filed with the SEC, and our unaudited interim condensed consolidated financial statements and the notes thereto appearing elsewhere in this report. Cabela’s Incorporated and its wholly-owned subsidiaries are referred to herein as “Cabela’s,” “Company,” “we,” “our,” or “us.”

Critical Accounting Policies and Use of Estimates

Our critical accounting policies and use of estimates utilized in the preparation of the condensed consolidated financial statements as of April 2, 2016, remain unchanged from January 2, 2016.

Executive Overview

We are a leading specialty omni-channel retailer of hunting, fishing, camping, shooting sports, and related outdoor merchandise. We provide a quality service to our customers who are able to access our multiple channels when making a purchase, including retail stores, online, and mobile channels. We supply our customers products through our multi-channel merchandising distribution network consisting of in-store customer pickup or by direct shipment to the customer from one of our distribution centers, retail stores, or vendor drop-ship. World’s Foremost Bank (“WFB,” “Financial Services segment,” or “Cabela’s CLUB”) also plays an integral role in supporting our merchandising business. The Financial Services segment is comprised of our credit card services, which reinforce our strong brand and strengthen our customer loyalty through our credit card loyalty programs.
Our Vision 2020 is to be the world’s best omni-channel retailer by creating intense loyalty for our outdoor brand through the legendary products and customer service delivered by our highly trained outfitters. Vision 2020 is anchored by the following six strategic focus areas that define objectives and align strategies across the Company: (1) improve top-line sales, (2) increase bottom-line profits, (3) retail store expansion and innovation, (4) customers first, (5) focus on all outfitters, and (6) grow the CLUB. Results on certain of these strategic focus areas are discussed below.
We currently operate 82 stores, including the five new stores that we opened to date in 2016 as follows:

•	Lexington, Kentucky; and League City, Texas; in March; and

•	Short Pump, Virginia; Centerville, Ohio; and Farmington, Utah; in April.

We now have 73 stores located in the United States and nine in Canada. Our total retail square footage is now 8.3 million square feet, which represents a 5% increase compared to our 7.9 million of retail square feet at the end of 2015. For the remainder of 2016, we plan to open three additional new stores in the following locations: Abbotsford, British Columbia, Canada; Avon, Ohio; and Ottawa, Ontario, Canada. We are currently evaluating store locations and counts beyond 2016, and we have announced plans to open new stores in Gainesville, Virginia; Halifax, Nova Scotia, Canada; Lee’s Summit, Missouri; and McDonough, Georgia.
Effective the beginning of fiscal year 2016, we realigned our organizational structure and updated our reportable operating segments into two segments - Merchandising and Financial Services. Results for the three months ended March 28, 2015, presented in the tables below and in the following Management’s Discussion and Analysis of Financial Condition and Results of Operations have been recast to reflect these new segments. For more information on this change in segments see Note 13 “Segment Reporting” of the Notes to Condensed Consolidated Financial Statements.
Comparisons and analysis of selected financial data are presented below for the periods presented:

	Three Months Ended
	April 2, 2016	March 28, 2015	Increase (Decrease)	% Change

	(Dollars in Thousands Except Earnings Per Diluted Share)
Revenue:
Merchandise sales	$719,915	$697,654	$22,261	3.2%
Financial Services	140,823	122,913	17,910	14.6
Other revenue	3,924	6,509	(2,585)	(39.7)
Total revenue	$864,662	$827,076	$37,586	4.5

Operating income	$44,356	$44,533	$(177)	(0.4)

Net income	$22,889	$26,774	$(3,885)	(14.5)

Earnings per diluted share	$0.33	$0.37	$(0.04)	(10.8)

Revenues in the three months ended April 2, 2016, totaled $865 million, an increase of $38 million, or 4.5%, compared to the three months ended March 28, 2015. The most significant factors contributing to the $22 million increase in merchandise sales comparing the respective periods included the following:

•	An increase of $65 million due to the addition of new retail stores.

•
Comparable store sales on a consolidated basis for the three months ended April 2, 2016, on a shift-adjusted calendar basis, decreased $21 million, or 4.3%, compared to the three months ended March 28, 2015. The adjustment of comparable store sales on a shift-adjusted calendar basis provides a more accurate performance of our comparable store sales by aligning the weeks of operation in the current fiscal year to the most comparable weeks in the prior fiscal year. The decrease in comparable store sales comparing the respective periods was driven by a decrease in the number of transactions of 10.1% partially offset by an increase in the average sales per transaction of 7.3%.    In addition, the timing of Easter Sunday negatively effected our comparable store sales by approximately 140 basis points comparing the respective periods.

Comparable store sales results for our stores in the United States, which exclude Canada results and the impact of foreign currency exchange rate fluctuations, decreased 3.8% compared to the three months ended March 28, 2015, reflected mostly in the clothing and footwear product category.

•
A decrease of $18 million, or 10.2%, in Internet and catalog sales, which was due to decreases in each of our three major product categories comparing the respective periods, but mostly in the hunting equipment product and clothing and footwear product categories.

Financial Services revenue increased $18 million, or 14.6%, for the three months ended April 2, 2016, compared to the three months ended March 28, 2015. The increase in Financial Services revenue was primarily due to increases in interest and fee income and interchange income. The increase in interest and fee income was primarily due to increases in credit card loans and the London Interbank Offered Rate (“LIBOR”). The increase in interchange income was primarily due to increases in credit card purchases. Partially offsetting these increases were increases in the provision for loan losses due primarily to growth in the average outstanding balance of credit card loans and increases in loan delinquencies.
Our merchandise gross profit increased $0.5 million comparing the respective periods primarily due to new retail store growth. Our merchandise gross margin as a percentage of merchandise sales decreased 100 basis points to 32.2% in the three months ended April 2, 2016, compared to 33.2% in the three months ended March 28, 2015. This decrease was primarily due to increased sales of lower margin firearms, ammunition, and powersports products combined with lower sales in our higher margin soft goods and apparel categories, which had an impact of approximately 60 basis points, and our markdown and pricing strategy, which had an impact of approximately 40 basis points.
The following discussions related to selling, distribution, and administrative (“SD&A”) expenses; impairment and restructuring charges; operating income; and operating loss of the Merchandising segment are presented in accordance with generally accepted accounting principles (“GAAP”) and as non-GAAP adjusted financial measures. In light of the nature and magnitude, we believe these items should be presented separately to enhance a reader’s overall understanding of the Company’s ongoing operations. These non-GAAP adjusted financial measures should be considered in conjunction with the GAAP financial measures.

Accordingly, to supplement the following discussions related to SD&A expenses; SD&A expenses as a percentage of total revenue; impairment and restructuring charges; operating income; operating income as a percentage of total revenue; operating loss of the Merchandising segment; and operating loss of the Merchandising segment as a percentage of total Merchandising segment revenue presented in accordance with GAAP, we are providing non-GAAP adjusted financial measures of operating results that exclude certain items, which are presented below both as GAAP reported and non-GAAP financial measures excluding:

•	consulting fees and certain expenses primarily related to our corporate restructuring initiatives and the review of strategic alternatives totaling $4 million for the three months ended April 2, 2016;

•	a charge recognized on a preliminary settlement totaling $4 million relating to a lawsuit in California state court (a “preliminary lawsuit settlement”) for the three months ended April 2, 2016;

•	incremental expenses related to the transition and closing of the Company’s distribution center in Canada in the three months ended March 28, 2015; and

•	impairment and restructuring charges totaling $3 million for the three months ended April 2, 2016.

We believe these non-GAAP adjusted financial measures provide useful supplemental information to investors regarding the underlying business trends and performance of our ongoing operations and are useful for period-over-period comparisons of such operations. In addition, we evaluate results using non-GAAP adjusted operating income. These non-GAAP adjusted financial measures should not be considered in isolation or as a substitute for operating income, or any other measure calculated in accordance with GAAP.

The following table reconciles these financial measures to the related GAAP adjusted financial measures for the periods presented.

	Reconciliation of GAAP Reported to Non-GAAP Adjusted Financial Measures (1)
	Three Months Ended
	April 2, 2016			March 28, 2015
	GAAP Basis as Reported	Non-GAAP Adjustments	Non-GAAP Amounts	GAAP Basis as Reported	Non-GAAP Adjustments	Non-GAAP Amounts

	(Dollars in Thousands Except Earnings Per Share)
SD&A expenses (2)	$329,189	$(7,503)	$321,686	$316,104	$(1,207)	$314,897
SD&A expenses as a percentage of total revenue	38.1%	(0.9)%	37.2%	38.2%	(0.1)%	38.1%
Impairment and restructuring charges (3)	$2,972	$(2,972)	$—	$—	$—	$—
Operating income (2) (3)	$44,356	$10,475	$54,831	$44,533	$1,207	$45,740
Operating income as a percentage of total revenue	5.1%	1.2%	6.3%	5.4%	0.1%	5.5%
Merchandising segment:
Operating loss (2) (3)	$(16,395)	$10,475	$(5,920)	$(3,944)	$1,207	$(2,737)
Operating loss as a percentage of total segment revenue	(2.3)%	1.5%	(0.8)%	(0.6)%	0.2%	(0.4)%

(1)
The presentation includes non-GAAP financial measures. These non-GAAP financial measures are not prepared under any comprehensive set of accounting rules or principles, and do not reflect all of the amounts associated with the Company's results of operations as determined in accordance with GAAP.

(2)	Consists of the following for the respective periods:

	Three Months Ended
	April 2, 2016	March 28, 2015

Charge related to a preliminary lawsuit settlement	$3,850	$—
Consulting fees and certain expenses primarily related to the Company’s corporate restructuring initiative and the review of strategic alternatives	3,653	—
Incremental expenses related to the transition and closing of the Company’s distribution center in Canada	—	1,207
	$7,503	$1,207

(3)	Consists of the following for the respective periods:

	Three Months Ended
	April 2, 2016	March 28, 2015

Charges for employee severance agreements and termination benefits related to a corporate restructure and reduction in the number of personnel	$2,831	$—
Impairment losses recognized on a parcel of land	141	—
	$2,972	$—

SD&A expenses increased $13 million in the three months ended April 2, 2016, compared to the three months ended March 28, 2015, primarily due to increases in costs totaling $8 million related to corporate restructuring initiatives, the review of strategic alternatives, and a charge recognized on a preliminary lawsuit settlement in the three months ended April 2, 2016, as well as additional costs from increases in the number of new stores and costs in related support areas. Although operating expenses increased $13 million in the three months ended April 2, 2016, compared to the three months ended March 28, 2015, operating expenses as a percentage of total revenue decreased 10 basis points comparing the respective periods. On a non-GAAP basis, excluding the impact of costs related to restructuring initiatives, the review of strategic alternatives, a preliminary lawsuit settlement, and the closing of the distribution center in Canada as reflected in the table above entitled “Reconciliation of GAAP Reported to Non-GAAP Adjusted Financial Measures,” SD&A expenses increased $7 million comparing the respective periods, and as a percentage of total revenue decreased 90 basis points in the three months ended April 2, 2016, compared to the three months ended March 28, 2015.

Impairment and restructuring charges increased $3 million comparing the respective periods primarily due to a charge for severance and related benefits due to a corporate restructuring and reduction in the number of personnel in the three months ended April 2, 2016.

In the second half of 2015, we launched a major multi-year corporate restructuring project aimed at lowering the Company’s operating expense base to increase our return on invested capital. We have identified numerous meaningful savings opportunities across the Company, including information technology process improvement, indirect procurement, retail labor optimization, merchandise sourcing, retail support functions, and supply chain enhancements, some of which we have already implemented, that are expected to result in a reduction of operating expenses as a percentage of total revenue by 75 to 150 basis points over the next three years. As we focus on expense management controls consistent with our multi-year corporate restructuring project, we plan to continue our omni-channel initiatives, our Cabela’s branded product investments, and our retail expansion. We will continue to manage our operating costs accordingly through fiscal year 2016.

Operating income decreased $0.2 million, and total operating income as a percentage of total revenue decreased 30 basis points, in the three months ended April 2, 2016, compared to the three months ended March 28, 2015. These net decreases were due to increases in SD&A expenses and impairment and restructuring charges, and a decrease in other revenue comparing the respective periods, which was mostly offset by increases in revenue from our Financial Services segment and in our merchandise gross profit. On a non-GAAP basis, excluding the impact of costs related to restructuring initiatives, the review of strategic alternatives, a preliminary lawsuit settlement, the closing of the distribution center in Canada, and impairment and restructuring charges as reflected in the table above entitled “Reconciliation of GAAP Reported to Non-GAAP Adjusted Financial Measures,” operating income increased $9 million, and total operating income as a percentage of total revenue increased 80 basis points, comparing the three months ended April 2, 2016, to the three months ended March 28, 2015.

The following summarizes the operating results of our business segments. For a more detailed discussion, see “Results of Operations - Three Months Ended April 2, 2016, Compared to March 28, 2015.”

Our Merchandising segment business is seasonal in nature and interim results may not be indicative of results for the full year. Due to buying patterns around the holidays and the opening of hunting seasons, our merchandise revenue is traditionally higher in the third and fourth quarters than in the first and second quarters, and we typically earn a disproportionate share of our operating income in the fourth quarter. Because of our retail store expansion, and fixed costs associated with retail stores, our quarterly operating income may be further impacted by these seasonal fluctuations. Comparing Merchandising segment results in the three months ended April 2, 2016, to the three months ended March 28, 2015:

•	total merchandise sales and other revenue increased $20 million, or 2.8%, to $724 million;

•	operating loss increased $12 million to $16 million; and

•	operating loss as a percentage of Merchandising segment revenue increased 170 basis points to 2.3%.
On a non-GAAP basis, excluding the impact of costs related to restructuring initiatives, the review of strategic alternatives, a preliminary lawsuit settlement, the closing of the distribution center in Canada, and impairment and restructuring charges as reflected in the table above entitled “Reconciliation of GAAP Reported to Non-GAAP Adjusted Financial Measures,” the Merchandising segment operating loss increased $3 million to $6 million, and the operating loss as a percentage of Merchandising segment revenue increased 40 basis points to 0.80%, comparing the three months ended April 2, 2016, to the three months ended March 28, 2015.

Cabela’s CLUB continues to manage credit card delinquencies and charge-offs below industry average by adhering to our conservative underwriting criteria and active account management. Comparing Cabela’s CLUB results in the three months ended April 2, 2016, to the three months ended March 28, 2015:

•	the average number of active accounts increased 7.4%, to 2.0 million, and the average balance per active account increased $165;

•	the average balance of our credit card loans increased 15.3%, to $4.9 billion;

•	net purchases on credit card accounts increased 7.8% to $4.8 billion; and

•	net charge-offs as a percentage of average credit card loans increased 72 basis points to 2.25%.

During the three months ended April 2, 2016, the Financial Services segment issued $50 million in certificates of deposit and increased a $300 million variable funding facility originally scheduled to mature in March 2016 to $500 million and extended its maturity date to March 2019.
Operations Review
Our operating results expressed as a percentage of revenue were as follows for the three months ended April 2, 2016, and March 28, 2015, each of which consisted of 13 weeks.

	Three Months Ended
	April 2, 2016	March 28, 2015

Revenue	100.00%	100.00%
Cost of revenue	56.46	56.40
Gross profit (exclusive of depreciation and amortization)	43.54	43.60

Selling, distribution, and administrative expenses	38.07	38.22
Impairment and restructuring charges	0.34	—
Operating income	5.13	5.38
Other income (expense):
Interest expense, net	(1.06)	(0.45)
Other income, net	0.10	0.21
Total other income (expense), net	(0.96)	(0.24)
Income before provision for income taxes	4.17	5.14
Provision for income taxes	1.52	1.90
Net income	2.65%	3.24%

Results of Operations - Three Months Ended April 2, 2016, Compared to March 28, 2015

Revenues

Comparisons and analysis of our revenues are presented below for the three months ended:

	April 2, 2016		March 28, 2015		Increase (Decrease)	% Change
		%		%
	(Dollars in Thousands)

Merchandise sales	$719,915	83.3%	$697,654	84.4%	$22,261	3.2%
Financial Services	140,823	16.3	122,913	14.9	17,910	14.6
Other	3,924	0.4	6,509	0.7	(2,585)	(39.7)
Total	$864,662	100.0%	$827,076	100.0%	$37,586	4.5
Merchandise Sales – Comparisons and analysis of our merchandise sales are presented below for the three months ended:

	April 2, 2016		March 28, 2015		Increase (Decrease)	% Change
		%		%
	(Dollars in Thousands)

Retail store sales	$564,205	78.4%	$524,175	75.1%	$40,030	7.6%
Internet and catalog sales	155,710	21.6	173,479	24.9	(17,769)	(10.2)
Total merchandise sales	$719,915	100.0%	$697,654	100.0%	$22,261	3.2
Product Sales Mix – The following table sets forth the percentage of our merchandise sales contributed by major product categories for our Merchandising segment for the three months ended:

	April 2, 2016	March 28, 2015

Hunting Equipment	49.6%	48.7%
General Outdoors	31.5	29.5
Clothing and Footwear	18.9	21.8
Total	100.0%	100.0%
Merchandise sales increased $22 million, or 3.2%, in the three months ended April 2, 2016, compared to the three months ended March 28, 2015, primarily due to an increase of $65 million in revenue from the addition of new retail stores partially offset by decreases of $21 million in comparable store sales and $18 million in Internet and catalog sales.
Comparable store sales and analysis are presented below for the three months ended:

	April 2, 2016	March 28, 2015	Increase (Decrease)	% Change
	(Dollars in Thousands)

Comparable stores sales on a consolidated basis (1)	$473,640	$494,924	$(21,284)	(4.3)%
Comparable stores sales - United States stores only	450,042	468,059	(18,017)	(3.8)
Comparable stores sales on a constant currency basis (2)				(3.8)

(1) Calculated on a shift-adjusted calendar basis.
(2) Reflects the elimination of fluctuations in foreign currency exchange rates.

The decrease in comparable store sales of $21 million on a consolidated basis comparing the respective periods was attributable to decreases in each of the following major product categories as follows:
•clothing and footwear approximately 69% of the total decrease,
•general outdoors approximately 23% of the total decrease, and
•hunting equipment approximately 8% of the total decrease.
The decrease in comparable store sales on a consolidated basis comparing the respective periods was driven by a decrease in the number of transactions of 10.1% partially offset by an increase in the average sales per transaction of 7.3%. In addition, the timing of Easter Sunday negatively impacted our comparable store sales by approximately 140 basis points comparing the respective periods. In response to the softness of sales in our clothing and footwear categories, we have taken a number of actions, including testing national brand shops in a number of stores, testing alternate labor strategies in our apparel areas aimed at providing better sales coverage during peak selling times, and focusing more on marketing the “better category” selection of our merchandise assortments.
For fiscal year 2016, we are continuing to monitor and take steps that are needed to respond to a number of consumer-related factors that may impact our planned growth in comparable store sales on an annual basis. These steps include the timing of discounts offered and promotional events to meet consumer preferences or actions taken by our competitors, including demand for firearms and ammunition, which can be very volatile based on current events as well as potential future government regulation. In addition, we are looking at our strategic space allocation and improving space utilization within our stores, as well as changing our brand assortment between national brands and Cabela’s brand. We also are working closely with our vendors and actively managing our inventory levels to ensure that we have the adequate quantity and assortment of necessary products available to meet any such consumer-related factors.
Internet and catalog sales decreased $18 million, or 10.2%, to $156 million, in the three months ended April 2, 2016, compared to the three months ended March 28, 2015. The decrease in Internet and catalog sales was attributable to decreases in each of the following major product categories as follows:
•hunting equipment approximately 52% of the total decrease,
•clothing and footwear approximately 43% of the total decrease, and
•general outdoors approximately 5% of the total decrease.
Financial Services Revenue – The following table sets forth the components of Financial Services revenue for the three months ended:

	April 2, 2016	March 28, 2015	Increase (Decrease)	% Change
	(Dollars in Thousands)

Interest and fee income	$139,748	$111,928	$27,820	24.9%
Interest expense	(19,873)	(15,619)	4,254	27.2
Provision for loan losses	(22,820)	(13,230)	9,590	72.5
Net interest income, net of provision for loan losses	97,055	83,079	13,976	16.8
Non-interest income:
Interchange income	94,996	87,694	7,302	8.3
Other non-interest income	670	682	(12)	(1.8)
Total non-interest income	95,666	88,376	7,290	8.2
Less: Customer rewards costs	(51,898)	(48,542)	3,356	6.9
Financial Services revenue	$140,823	$122,913	$17,910	14.6
Financial Services revenue increased $18 million, or 14.6%, for the three months ended April 2, 2016, compared to the three months ended March 28, 2015. The increase in interest and fee income of $28 million was primarily due to an increase in credit card loans and an increase in the LIBOR rate. The increase in the provision for loan losses of $10 million was due to growth in the average outstanding balance of credit card loans and, to a lesser extent, increases in loan delinquencies. The increase in interchange income of $7 million was due to an increase in credit card purchases.

The following table sets forth the components of Financial Services revenue as a percentage of average total credit card loans, including any accrued interest and fees, for the three months ended:

	April 2, 2016	March 28, 2015

Interest and fee income	11.5%	10.6%
Interest expense	(1.6)	(1.5)
Provision for loan losses	(1.9)	(1.3)
Interchange income	7.8	8.3
Other non-interest income	0.1	0.1
Customer rewards costs	(4.3)	(4.6)
Financial Services revenue	11.6%	11.6%
Key statistics reflecting the performance of Cabela’s CLUB are shown in the following chart for the three months ended:

	April 2, 2016	March 28, 2015	Increase (Decrease)	% Change
	(Dollars in Thousands Except Average Balance per Active Account )

Average balance of credit card loans (1)	$4,867,758	$4,220,546	$647,212	15.3%
Average number of active credit card accounts	2,026,054	1,886,045	140,009	7.4
Average balance per active credit card account (1)	$2,403	$2,238	$165	7.4
Purchases on credit card accounts, net	4,826,619	4,477,012	349,607	7.8
Net charge-offs on credit card loans (1)	27,373	16,176	11,197	69.2
Net charge-offs as a percentage of average credit card loans (1)	2.25%	1.53%	0.72%

(1) Includes accrued interest and fees
The average balance of credit card loans increased to $4.9 billion, or 15.3%, for the three months ended April 2, 2016, compared to the three months ended March 28, 2015, due to increases in the number of active accounts and the average balance per account. We define an active credit card account as any account with an outstanding debit or credit balance at the end of any respective month. The average number of active accounts increased to 2.0 million, or 7.4%, in the three months ended April 2, 2016, compared to the three months ended March 28, 2015, due to our successful marketing efforts in new account acquisitions. Net charge-offs as a percentage of average credit card loans increased to 2.25% in the first quarter of 2016, up 72 basis points compared to the first quarter of 2015, due to increases in loan delinquencies in the latter part of fiscal year 2015 and a decrease in recovery rates during the first quarter of 2016. Net charge-offs were also impacted by an increase in the average balance of credit card loans. Additionally, recovery rates in the first quarter of 2015 were positively impacted due to the acceleration of the timing of a sale of charged-off loans, which resulted in a 16 basis point reduction in the charge-off rate in the first quarter of 2015. See “Asset Quality of Cabela’s CLUB” in this report for additional information on trends in delinquencies and non-accrual loans and analysis of our allowance for loan losses.

Other Revenue

Other revenue was $4 million in the three months ended April 2, 2016, compared to $7 million in the three months ended March 28, 2015, with the decrease primarily due to our exit from certain non-core businesses in fiscal year 2015 and lower real estate sales revenue comparing the respective periods.

Merchandise Gross Profit
Comparisons and analysis of our merchandise gross profit on merchandise sales are presented below for the three months ended:

	April 2, 2016	March 28, 2015	Increase (Decrease)	% Change
	(Dollars in Thousands)

Merchandise sales	$719,915	$697,654	$22,261	3.2%
Merchandise gross profit	231,923	231,435	488	0.2
Merchandise gross profit as a percentage of merchandise sales	32.2%	33.2%	(1.0)%
Merchandise gross profit increased $0.5 million, or 0.2%, to $232 million in the three months ended April 2, 2016, compared to the three months ended March 28, 2015, primarily due to new retail store growth. Our merchandise gross margin as a percentage of merchandise sales decreased 100 basis points to 32.2% in the three months ended April 2, 2016, compared to the three months ended March 28, 2015. This decrease was primarily due to increased sales of lower margin firearms, ammunition, and powersports products combined with lower sales in our higher margin soft goods and apparel categories, which had an impact of approximately 60 basis points, and our markdown and pricing strategy, which had an impact of approximately 40 basis points.
Selling, Distribution, and Administrative Expenses

Comparisons and analysis of our SD&A expenses are presented below for the three months ended:

	April 2, 2016	March 28, 2015	Increase (Decrease)	% Change
	(Dollars in Thousands)

SD&A expenses	$329,189	$316,104	$13,085	4.1%
SD&A expenses as a percentage of total revenue	38.1%	38.2%	(0.1)%
Retail store pre-opening costs	$3,850	$7,088	$(3,238)	(45.7)
Non-GAAP amounts:
SD&A expenses on a non-GAAP basis	$321,686	$314,897	$6,789	2.2%
SD&A expenses as a percentage of total revenue on a non-GAAP basis	37.2%	38.1%	(0.9)%
SD&A expenses increased $13 million, or 4.1%, in the three months ended April 2, 2016, compared to the three months ended March 28, 2015, but decreased 10 basis points comparing the respective periods to 38.1% as a percentage of total revenue. SD&A expenses increased primarily due to increases in costs totaling $8 million related to corporate restructuring initiatives, the review of strategic alternatives, and a charge recognized on a preliminary lawsuit settlement in the three months ended April 2, 2016, as well as additional costs from increases in the number of new stores and costs in related support areas.
On a non-GAAP basis, excluding the impact of costs related to restructuring initiatives, the review of strategic alternatives, a preliminary lawsuit settlement, and the closing of the distribution center in Canada as reflected in the table in the Executive Overview section of this report entitled “Reconciliation of GAAP Reported to Non-GAAP Adjusted Financial Measures,” SD&A expenses increased $7 million comparing the respective periods, and as a percentage of total revenue decreased 90 basis points in the three months ended April 2, 2016, compared to the three months ended March 28, 2015.

In addition, in the three months ended April 2, 2016, we incurred a $3 million charge for severance and related benefits (which was included in impairment and restructuring charges in the condensed consolidated statements of income) primarily attributable to a corporate restructuring and reduction in the number of personnel. We continue to focus on expense management throughout the Company and have identified several expense reduction opportunities that we have implemented or are in the process of implementing that should benefit operating income in upcoming periods.
The most significant changes in SD&A expenses in the three months ended April 2, 2016, compared to the three months ended March 28, 2015, related to specific business segments, included:
Merchandising Segment:

•
An increase of $4 million in building costs and depreciation primarily due to additional costs from increases in the number of new stores and the operations and maintenance of our existing retail stores and corporate offices.

•	An increase of $4 million related to corporate restructuring initiatives and the review of strategic alternatives.

•	An increase of $4 million related to a charge recognized on a preliminary lawsuit settlement.

•	A decrease of $2 million in advertising and promotional costs.

Financial Services Segment:

•	An increase of $3 million in employee compensation, benefits, and contract labor to support our credit card operations.

Impairment and Restructuring Charges
In the three months ended April 2, 2016, we recognized an impairment loss of $0.1 million on a parcel of unimproved land based on a sales contract. In addition, in the three months ended April 2, 2016, we also incurred restructuring charges totaling $3 million for severance and related benefits primarily attributable to a corporate restructuring and reduction in the number of personnel. Both the impairment and restructuring charges were recognized in the Merchandising segment. We did not recognize any impairment or restructuring charges during the three months ended March 28, 2015.
Operating Income

Comparisons and analysis of operating income are presented below for the three months ended:

	April 2, 2016	March 28, 2015	Increase (Decrease)	% Change
	(Dollars in Thousands)

Operating income	$44,356	$44,533	$(177)	(0.4)%
Operating income as a percentage of total revenue	5.1%	5.4%	(0.3)%
Non-GAAP amounts:
Operating income on a non-GAAP basis	$54,831	$45,740	9,091	19.9%
Operating income as a percentage of total revenue on a non-GAAP basis	6.3%	5.5%	0.8%

Operating income (loss) by business segment:
Merchandising	$(16,395)	$(3,944)	$12,451	315.7
Financial Services	60,751	48,477	12,274	25.3

Operating income (loss) as a percentage of segment revenue:
Merchandising	(2.3)%	(0.6)%	(1.7)%
Financial Services	44.7	40.9	3.8

Total operating income decreased $0.2 million, or 0.4%, in the three months ended April 2, 2016, compared to the three months ended March 28, 2015, and total operating income as a percentage of total revenue decreased 30 basis points. The decreases in total operating income and total operating income as a percentage of total revenue were due to increases in consolidated operating expenses and impairment and restructuring charges, and a decrease in other revenue comparing the respective periods. Increases in revenue from our Financial Services segment and in our merchandise gross profit mostly offset the decrease in operating income.
On a non-GAAP basis, excluding the impact of costs related to restructuring initiatives, the review of strategic alternatives, a preliminary lawsuit settlement, the closing of the distribution center in Canada, and impairment and restructuring charges as reflected in the table in the Executive Overview section of this report entitled “Reconciliation of GAAP Reported to Non-GAAP Adjusted Financial Measures,” operating income increased $9 million, and total operating income as a percentage of total revenue increased 80 basis points, comparing the three months ended April 2, 2016, to the three months ended March 28, 2015.
Under an Intercompany Agreement, described more fully in Note 13 “Segment Reporting” of the Notes to Condensed Consolidated Financial Statements, the Financial Services segment pays a license fee to the Merchandising segment and, among other items, reimburses the Merchandising segment for certain promotional costs. Total fees paid under this Intercompany Agreement by the Financial Services segment to the Merchandising segment increased $3 million in the three months ended April 2, 2016, compared to the three months ended March 28, 2015.

Interest (Expense) Income, Net

Interest expense, net of interest income, was $9 million in the three months ended April 2, 2016, compared to $4 million in the three months ended March 28, 2015. The increase in interest expense was primarily due to the issuances of the new unsecured notes for $250 million in August 2015 and $300 million in December 2015, and higher outstanding balances on our revolving credit facility in the three months ended April 2, 2016, compared to the three months ended March 28, 2015. The amount of interest capitalized decreased $2 million comparing the respective periods due to a slow down in new store activity and interest that was capitalized in 2015 for our new corporate facility and distribution center in Tooele, Utah.

Other Non-Operating Income, Net
Other non-operating income was $1 million in the three months ended April 2, 2016, compared to $2 million in the three months ended March 28, 2015.

Provision for Income Taxes
Our effective tax rate was 36.5% for the three months ended April 2, 2016, compared to 37.0% for the three months ended March 28, 2015. The decrease in our effective tax rate comparing the respective periods was primarily due to a decrease in our unrecognized tax benefits. This decrease was partially offset by an increase in our effective tax rate related to tax adjustments attributable to changes in the mix of taxable income between the United States and foreign tax jurisdictions and an increase in state income taxes.

Asset Quality of Cabela’s CLUB

Delinquencies and Non-Accrual

The following table reports delinquencies, including any delinquent non-accrual and restructured credit card loans, as a percentage of our credit card loans, including any accrued interest and fees, in a manner consistent with our monthly external reporting at the periods ended:

	April 2, 2016	January 2, 2016	March 28, 2015
Number of days delinquent:
Greater than 30 days	0.83%	0.82%	0.71%
Greater than 60 days	0.51	0.51	0.43
Greater than 90 days	0.27	0.26	0.23

The table below shows delinquent, non-accrual, and restructured loans as a percentage of our credit card loans, including any accrued interest and fees, at the periods ended:

	April 2, 2016	January 2, 2016	March 28, 2015
Number of days delinquent and still accruing (excludes non-accrual and restructured loans which are presented below):
Greater than 30 days	0.73%	0.72%	0.62%
Greater than 60 days	0.45	0.45	0.38
Greater than 90 days	0.23	0.23	0.20

Non-accrual	0.15	0.14	0.13
Restructured	0.63	0.57	0.70

Allowance for Loan Losses and Charge-offs
The following table shows the activity in our allowance for loan losses and charge-off activity for the periods presented:

	Three Months Ended
	April 2, 2016	March 28, 2015
	(Dollars in Thousands)

Balance, beginning of period	$75,911	$56,572
Provision for loan losses	22,820	13,230

Charge-offs	(29,678)	(20,989)
Recoveries	5,700	7,129
Net charge-offs	(23,978)	(13,860)
Balance, end of period	$74,753	$55,942

Net charge-offs on credit card loans	$(23,978)	$(13,860)
Charge-offs of accrued interest and fees (recorded as a reduction in interest and fee income)	(3,395)	(2,316)
Total net charge-offs including accrued interest and fees	$(27,373)	$(16,176)

Net charge-offs, including accrued interest and fees, as a percentage of average credit card loans, including accrued interest and fees	2.25%	1.53%
For the three months ended April 2, 2016, net charge-offs as a percentage of average credit card loans increased to 2.25%, up 72 basis point compared to 1.53% for the three months ended March 28, 2015. Net charge-offs as a percentage of average credit card loans increased primarily due to increases in loan delinquencies in the latter part of fiscal year 2015 and a decrease in recovery rates during the first quarter of 2016. Net charge-offs were also impacted by an increase in the average balance of credit card loans. Additionally, recovery rates in the first quarter of 2015 were positively impacted due to the acceleration of the timing of a sale of charged-off loans, which resulted in a 16 basis point reduction in the charge-off rate in the first quarter of 2015.

Liquidity and Capital Resources
 Overview
Our Merchandising segment and our Financial Services segment have significantly differing liquidity and capital needs. We believe that we will have sufficient capital available from cash on hand, our revolving credit facility, and other borrowing sources to fund our cash requirements and near-term growth plans for at least the next 12 months. At April 2, 2016, January 2, 2016, and March 28, 2015, cash on a consolidated basis totaled $142 million, $315 million, and $268 million, respectively, of which $72 million, $157 million, and $216 million, respectively, was cash at the Financial Services segment which is utilized to meet this segment’s liquidity requirements. We evaluate the credit markets for securitizations and certificates of deposit to determine the most cost effective source of funds for the Financial Services segment. In 2016, the Financial Services segment intends to issue additional certificates of deposit and term securitizations as well as utilize variable funding facilities. We believe that these liquidity sources are sufficient to fund the Financial Services segment’s foreseeable cash requirements, including maturities and near-term growth plans.
Merchandising Segment – Our credit agreement provides for an unsecured $775 million revolving credit facility and permits the issuance of letters of credit up to $75 million and swing line loans up to $30 million. The credit facility may be increased to $800 million subject to certain terms and conditions. The term of the credit facility expires on June 18, 2019. Advances under the credit facility will be used for the Company’s general business purposes, including working capital support.

Our unsecured $775 million revolving credit facility and unsecured senior notes contain certain financial covenants, including the maintenance of minimum debt coverage, a fixed charge coverage ratio, a leverage ratio, and a minimum consolidated net worth standard. In the event that we failed to comply with these covenants, a default would trigger and all principal and outstanding interest would immediately be due and payable. At April 2, 2016, and March 28, 2015, we were in compliance with all financial covenants under our credit agreements and unsecured notes. We anticipate that we will continue to be in compliance with all financial covenants under our credit agreements and unsecured notes through at least the next 12 months.
We have an unsecured $20 million Canadian (“CAD”) revolving credit facility for our operations in Canada. Borrowings are payable on demand with interest payable monthly. The credit facility permits the issuance of letters of credit up to $10 million CAD in the aggregate, which reduce the overall credit limit available under the credit facility.
On September 1, 2015, we announced that our Board of Directors approved a share repurchase program authorizing the Company to repurchase up to $500 million of its common stock over a two-year period. This authorization is in addition to the standing annual authorization to repurchase shares to offset dilution resulting from equity-based awards issued under the Company’s equity compensation plans. This share repurchase program does not obligate us to repurchase any outstanding shares of our common stock, and the program may be limited or terminated at any time. We did not engage in any stock repurchase activity in the three months ended April 2, 2016, and as of April 2, 2016, the dollar amount of our common stock that may yet be repurchased under the $500 million program is $425.8 million.
Financial Services Segment – We have been, and will continue to be, particularly reliant on funding from securitization transactions for the Financial Services segment. A failure to renew existing variable funding facilities or to add additional capacity on favorable terms as it becomes necessary could increase our financing costs and potentially limit our ability to grow the business of the Financial Services segment. Unfavorable conditions in the asset-backed securities markets generally, including the unavailability of commercial bank liquidity support or credit enhancements, could have a similar effect.
During the three months ended April 2, 2016, the Financial Services segment issued $50 million in certificates of deposit and increased its $300 million variable funding facility originally scheduled to mature in March 2016 to $500 million and extended its maturity date to March 2019. To address current maturities totaling $1.2 billion of secured long-term obligations of the Trust, the Financial Services segment intends to issue additional certificates of deposit and term securitizations in 2016. We believe that these liquidity sources are sufficient to fund the Financial Services segment’s foreseeable cash requirements, including maturities and near-term growth plans.

The total amounts and maturities for our credit card securitizations as of April 2, 2016, were as follows:

Series	Type	Total Available Capacity	Third Party Investor Available Capacity	Third Party Investor Outstanding	Interest Rate	Expected Maturity
		(Dollars in Thousands)

2011-II	Term	$200,000	$155,000	$155,000	Fixed	June 2016
2011-II	Term	100,000	100,000	100,000	Floating	June 2016
2011-IV	Term	210,000	165,000	165,000	Fixed	October 2016
2011-IV	Term	90,000	90,000	90,000	Floating	October 2016
2012-I	Term	350,000	275,000	275,000	Fixed	February 2017
2012-I	Term	150,000	150,000	150,000	Floating	February 2017
2012-II	Term	375,000	300,000	300,000	Fixed	June 2017
2012-II	Term	125,000	125,000	125,000	Floating	June 2017
2013-I	Term	385,000	327,250	327,250	Fixed	February 2023
2013-II	Term	152,500	100,000	100,000	Fixed	August 2018
2013-II	Term	197,500	197,500	197,500	Floating	August 2018
2014-I	Term	45,000	—	—	Fixed	March 2017
2014-I	Term	255,000	255,000	255,000	Floating	March 2017
2014-II	Term	60,000	—	—	Fixed	July 2019
2014-II	Term	340,000	340,000	340,000	Floating	July 2019
2015-I	Term	275,000	218,750	218,750	Fixed	March 2020
2015-I	Term	100,000	100,000	100,000	Floating	March 2020
2015-II	Term	300,000	240,000	240,000	Fixed	July 2020
2015-II	Term	100,000	100,000	100,000	Floating	July 2020
Total term		3,810,000	3,238,500	3,238,500

2008-III	Variable Funding	346,821	300,000	—	Floating	March 2018
2011-I	Variable Funding	352,941	500,000	—	Floating	March 2019
2011-III	Variable Funding	588,235	500,000	330,000	Floating	March 2017
Total variable		1,287,997	1,300,000	330,000
Total available		$5,097,997	$4,538,500	$3,568,500
The securitized credit card loans of the Financial Services segment could experience poor performance, including increased delinquencies and credit losses, lower payment rates, or a decrease in excess spreads below certain thresholds. This could result in a downgrade or withdrawal of the ratings on the outstanding securities issued in the Financial Services segment’s securitization transactions, cause early amortization of these securities, or result in higher required credit enhancement levels. Credit card loans performed within established guidelines and no events which could trigger an early amortization occurred during the three months ended April 2, 2016, and March 28, 2015.

The Financial Services segment utilizes brokered and non-brokered certificates of deposit to partially finance its operating activities. At April 2, 2016, the Financial Services segment had $866 million of certificates of deposit outstanding with maturities ranging from April 2016 to July 2023 and with a weighted average effective annual fixed rate of 2.20%. This outstanding balance compares to $880 million and $813 million at January 2, 2016, and March 28, 2015, respectively, with weighted average effective annual fixed rates of 2.23% and 2.29%, respectively.

Operating, Investing, and Financing Activities
The following table presents changes in our cash and cash equivalents for the three months ended:

	April 2, 2016	March 28, 2015
	(In Thousands)

Net cash provided by operating activities	$25,390	$515
Net cash provided by investing activities	92,588	378,299
Net cash used in financing activities	(293,983)	(249,954)
2016 versus 2015

Operating Activities – Cash provided by operating activities increased $25 million in the three months ended April 2, 2016, compared to the three months ended March 28, 2015, primarily due to net increases of $23 million related to income taxes, $13 million in accounts receivable collections, $7 million from credit card loans originated from internal operations, and $5 million in prepaid expenses and other assets. Partially offsetting these increases was a change in cash expended of $27 million for inventories, primarily due to the addition of new retail stores as inventory levels totaled $905 million at April 2, 2016, compared to $811 million at March 28, 2015.

Investing Activities – Cash provided by investing activities decreased $286 million in the three months ended April 2, 2016, compared to the three months ended March 28, 2015, primarily due to the use of $304 million in restricted cash of the Trust, which was used to repay $255 million of Series 2010-I notes in full on January 15, 2015, and a decrease in cash of $25 million related to our credit card loan activity from outside sources. Cash paid for property and equipment totaled $61 million in the three months ended April 2, 2016, compared to $103 million in the three months ended March 28, 2015. As of April 2, 2016, the Company estimated it had total cash commitments of approximately $168 million outstanding for projected expenditures related to the development, construction, and completion of new retail stores. We expect to fund these estimated capital expenditures over the next 12 months with cash generated from operations and borrowings.

Financing Activities – Cash used in financing activities increased $44 million in the three months ended April 2, 2016, compared to the three months ended March 28, 2015, primarily due to a repayment of our $215 million unsecured debt in February 2016. Partially offsetting this increase in cash used was a $91 million change in net borrowings on secured obligations of the Trust by the Financial Services segment and a $76 million change in net borrowings on our revolving credit facilities.
The following table presents the borrowing activities of our merchandising business and the Financial Services segment for the three months ended:

	April 2, 2016	March 28, 2015
	(In Thousands)

Borrowings on revolving credit facilities and inventory financing, net	$274,273	$197,862
Repayments of secured obligations of the Trust	(325,000)	(416,250)
Repayments of long-term debt	(223,218)	(8,214)
Borrowings, net of repayments	$(273,945)	$(226,602)

The following table summarizes our availability under the Company’s debt and credit facilities, excluding the facilities of the Financial Services segment, at the periods ended:

	April 2, 2016	March 28, 2015
	(In Thousands)

Amounts available for borrowing under credit facilities (1)	$775,000	$775,000
Principal amounts outstanding	(256,366)	(360,000)
Outstanding letters of credit and standby letters of credit	(22,975)	(28,571)
Remaining borrowing capacity, excluding the Financial Services segment facilities	$495,659	$386,429

(1)	Consists of our revolving credit facility which expires on June 18, 2019.

We also have an unsecured $20 million CAD credit facility with no amounts outstanding at April 2, 2016, and March 28, 2015. The Financial Services segment also has total borrowing availability of $100 million under its agreements to borrow federal funds. At April 2, 2016, the entire $100 million of borrowing capacity was available.

The following table provides summary information concerning other commercial commitments at April 2, 2016:

(In Thousands)

Letters of credit (1)	$11,765
Standby letters of credit (1)	11,210
Revolving line of credit for boat and all-terrain vehicle inventory (2)	35,811
Cabela’s issued letters of credit	39,887
Total	$98,673

(1)	Our credit agreement permits the issuance of letters of credit up to $75 million and swing line loans up to $30 million.

(2)	The line of credit for boat and all-terrain vehicles financing is limited by the $775 million revolving line of credit to $75 million of secured collateral.
Our $775 million unsecured credit agreement requires us to comply with certain financial and other customary covenants, including:

•	a fixed charge coverage ratio (as defined) of no less than 2.00 to 1 as of the last day of any fiscal quarter for the most recently ended four fiscal quarters (as defined);

•	a leverage ratio (as defined) of no more than 3.00 to 1 as of the last day of any fiscal quarter; and

•	a minimum consolidated net worth standard (as defined) as of the last day of each fiscal quarter.

In addition, our unsecured senior notes contain various covenants and restrictions that are usual and customary for transactions of this type. Also, the debt agreements contain cross default provisions to other outstanding credit facilities. In the event that we failed to comply with these covenants, a default would trigger and all principal and outstanding interest would immediately be due and payable. At April 2, 2016, we were in compliance with all financial covenants under our credit agreements and unsecured notes. We anticipate that we will continue to be in compliance with all financial covenants under our credit agreements and unsecured notes through the next 12 months.

Economic Development Bonds and Grants
Economic Development Bonds – At April 2, 2016, January 2, 2016, and March 28, 2015, economic development bonds totaled $84 million, $84 million, and $83 million, respectively. On a quarterly basis, we perform various procedures to analyze the amounts and timing of projected cash flows to be received from our economic development bonds. For the three months ended April 2, 2016, and March 28, 2015, there were no other than temporary fair value adjustments of economic development bonds and no adjustments of deferred grant income related to economic development bonds. However, at April 2, 2016, we identified economic development bonds totaling $20 million where the actual tax revenues associated with these properties were lower than previously projected. We will continue to closely monitor the amounts and timing of projected cash flows from the properties related to these economic development bonds.

Grants – At April 2, 2016, and March 28, 2015, the total amount of grant funding subject to a specific contractual remedy was $42 million and $43 million, respectively. At April 2, 2016, we had recorded $17 million in the condensed consolidated balance sheets relating to these grants with $16 million in current liabilities and $1 million in long-term liabilities. At January 2, 2016, and March 28, 2015, the amount the Company had recorded in current liabilities in the condensed consolidated balance sheets relating to these grants was $17 million, and $23 million, respectively.

Impact of Inflation

We do not believe that our operating results have been materially affected by inflation during the preceding three years. We cannot assure, however, that our operating results will not be adversely affected by inflation in the future.

In the normal course of business, we enter into various contractual obligations that may require future cash payments. For a description of our contractual obligations and other commercial commitments as of January 2, 2016, see our annual report on Form 10-K for the fiscal year ending January 2, 2016, under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Contractual Obligations and Other Commercial Commitments.”

 Off-Balance Sheet Arrangements

Operating Leases – We lease various items of office equipment and buildings. Rent expense for these operating leases is recorded in selling, distribution, and administrative expenses in the condensed consolidated statements of income.

Credit Card Limits – The Financial Services segment bears off-balance sheet risk in the normal course of its business. One form of this risk is through the Financial Services segment’s commitment to extend credit to cardholders up to the maximum amount of their credit limits. The aggregate of such potential funding requirements totaled $35 billion above existing balances at the end of April 2, 2016. These funding obligations are not included on our condensed consolidated balance sheet. While the Financial Services segment has not experienced, and does not anticipate that it will experience, a significant draw down of unfunded credit lines by its cardholders, such an event would create a cash need at the Financial Services segment which likely could not be met by our available cash and funding sources. The Financial Services segment has the right to reduce or cancel these available lines of credit at any time.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk
We are exposed to interest rate risk through the operations of the Financial Services segment, and, to a lesser extent, through our merchandising operations. We also are exposed to foreign currency risk through our merchandising operations.

There were no material changes to our exposures to our market risks in the three months ended April 2, 2016, compared to fiscal year ended January 2, 2016.

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
In connection with this quarterly report on Form 10-Q, our Chief Executive Officer and Chief Financial Officer evaluated, with the participation of our management, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on management’s evaluation, our Chief Executive Officer and Chief Financial Officer each concluded that our disclosure controls and procedures were effective as of April 2, 2016.
Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended April 2, 2016, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings.

For a discussion of legal proceedings, see Note 8 “Commitments and Contingencies - Litigation and Claims” of the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q, which is incorporated herein by reference.

Item 1A.	Risk Factors.
There have been no material changes to the risk factors disclosed in the “Risk Factors” section of our Annual Report on Form 10-K for the fiscal year ended January 2, 2016, except that the risk factor titled “Legal proceedings may increase our costs and have a material adverse effect on our results of operations” shall be amended and restated as follows:

Legal proceedings may increase our costs and have a material adverse effect on our results of operations.

We are involved in legal proceedings that are incidental to our business. For example, significant judgment is required in determining our provision for income taxes, and we are regularly under audit by tax authorities. Although we believe our tax estimates are reasonable, the final determination of tax audits and any related litigation could be materially different from our historical income tax provisions and accruals. Beyond this, WFB is regularly subject to FDIC compliance examinations and has been required in the past to pay monetary damages as a result of FDIC examinations and may be required to pay monetary damages resulting from FDIC compliance examinations in the future. The defense and resolution of lawsuits, audits, examinations, and other proceedings may involve significant expense, divert management’s attention and resources from other matters, and have a material adverse effect on our results of operations.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

We did not engage in any stock repurchase activity in any of the three fiscal months in the first fiscal quarter ended April 2, 2016. We can repurchase up to $425.8 million of our common stock under the Company’s $500 million share repurchase program announced on September 1, 2015. This share repurchase program does not obligate the Company to repurchase any outstanding shares of its common stock, and the program may be limited or terminated at any time. There is no guarantee as to the exact number of shares that the Company will repurchase.

Item 3.	Defaults Upon Senior Securities.
Not applicable.

Item 4.	Mine Safety Disclosures.
Not applicable.

Item 5.	Other Information.
Not applicable.

Item 6.	Exhibits.
The list of exhibits in the Exhibit Index to this report is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CABELA’S INCORPORATED

Dated:	April 28, 2016	By:	/s/ Thomas L. Millner
Thomas L. Millner
Chief Executive Officer

Dated:	April 28, 2016	By:	/s/ Ralph W. Castner
Ralph W. Castner
Executive Vice President and Chief Financial Officer

Exhibit Index

Exhibit Number	Description

31.1	Certification of CEO Pursuant to Rule 13a-14(a) under the Exchange Act

31.2	Certification of CFO Pursuant to Rule 13a-14(a) under the Exchange Act

32.1	Certifications Pursuant to 18 U.S.C. Section 1350

101.INS	XBRL Instance Document	Filed with this report.

101.SCH	XBRL Taxonomy Extension Schema Document	Submitted electronically with this report.

101.CAL	XBRL Taxonomy Calculation Linkbase Document	Submitted electronically with this report.

101.LAB	XBRL Taxonomy Label Linkbase Document	Submitted electronically with this report.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Submitted electronically with this report.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Submitted electronically with this report.