Form 10-K/A
period 2016-01-02
CABELAS INC
filed 2016-04-29
CIK 1267130

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

Form 10-K/A
(Amendment No. 1)
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
DOCUMENTS INCORPORATED BY REFERENCE
The following documents (or parts thereof) are incorporated by reference into the following parts of this Form 10-K: None.

EXPLANATORY NOTE
This Amendment No. 1 to Form 10-K (this “Amendment”) amends the Annual Report on Form 10-K for the fiscal year ended January 2, 2016 (the “2016 Form 10-K”) originally filed on February 22, 2016 (the “Original Filing”) by Cabela’s Incorporated, a Delaware corporation (“Cabela’s,” “Company,” “we,” “our,” or “us”). We are filing this Amendment to present the information required by Part III of Form 10-K as we will not file our definitive proxy statement within 120 days of the end of our fiscal year ended January 2, 2016.
Except as described above, no other changes have been made to the Original Filing. The Original Filing continues to speak as of the date of the Original Filing, and we have not updated the disclosures contained therein to reflect any events which occurred at a date subsequent to the filing of the Original Filing.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
DIRECTORS
Theodore M. Armstrong, 76, has been a director since December 2004. Mr. Armstrong served as Senior Vice President-Finance and Administration and Chief Financial Officer of Angelica Corporation from 1986 to his retirement in February 2004, and as a consultant to Angelica thereafter. Angelica Corporation is a leading provider of textile rental and linen management services to the U.S. healthcare market. Mr. Armstrong served as a director and Chair of the Audit Committee of UMB Financial Corporation from 2005 to April 2011.
Director Qualifications:

•	Financial Expertise – former Chief Financial Officer of Angelica Corporation; former Chair of the Audit Committee of UMB Financial Corporation; audit committee financial expert

•	Industry Experience – former member of UMB Financial Corporation’s Board of Directors; director of the Company since 2004

•	Outside Board Experience – former director of UMB Financial Corporation

James W. Cabela, 76, is our co-founder and has served on our Board since our incorporation in 1965. Mr. Cabela has been our Chairman since June 2013. Since our founding, Mr. Cabela has been employed by us in various capacities and was our President until July 2003. Mr. Cabela served as a Vice Chairman from 1996 to June 2013.

Director Qualifications:

•	Management and Leadership Experience – current Chairman of the Company; former President of the Company; former Vice Chairman of the Company

•	Industry Experience – co-founder of the Company; director of the Company since 1965

•	Marketing Experience – innovator in the direct marketing of outdoor gear

John H. Edmondson, 72, has been a director since October 2007. Mr.  Edmondson served as Chief Executive Officer and a director of West Marine, Inc., the country’s largest specialty retailer of boating supplies and accessories, from December 1998 until his retirement in January 2005. Prior to joining West Marine, he served as Chief Executive Officer of World Duty Free Americas, Inc., formerly known as Duty Free International. Mr. Edmondson also serves as a director of Vitamin Shoppe, Inc.

Director Qualifications:

•	Management and Leadership Experience – former Chief Executive Officer of West Marine, Inc.; former Chief Executive Officer of World Duty Free Americas, Inc.

•	Financial Expertise – member of the Audit Committee of Vitamin Shoppe; audit committee financial expert

•
Industry Experience – former Chief Executive Officer of specialty retailer; member of Board of Directors of specialty retailer and direct marketer of vitamins and supplements; director of the Company since 2007

•	Marketing Experience – former Chief Executive Officer of specialty retailer

•	Outside Board Experience – Vitamin Shoppe

Dennis Highby, 67, has been a director since July 2003. Mr. Highby served as a Vice Chairman from April 2009 to March 2014. From July 2003 to March 2009, Mr. Highby was our President and Chief Executive Officer (“CEO”). Mr. Highby was employed by us from 1976 to March 2014 and held various management positions, including Merchandise Manager, Director of Merchandising, and Vice President. He held the position of Vice President from 1996 to July 2003.

Director Qualifications:

•	Management and Leadership Experience – served as our CEO from July 2003 to March 2009; former Vice Chairman of the Company

•	Industry Experience – 38 years of employment by the Company, during which he held a series of senior management positions; director of the Company since 2003

•	Marketing Experience – many years of experience in the marketing and promotion of outdoor products through direct and retail channels

Michael R. McCarthy, 64, has been a director since 1996. Mr. McCarthy has served as a director and Chairman of McCarthy Group since 1986. McCarthy Group is a private equity firm. Mr. McCarthy also serves as a director of Union Pacific Corporation and Peter Kiewit Sons’, Inc.

Director Qualifications:

•	Management and Leadership Experience – Chairman of McCarthy Group

•	Financial Expertise – former member of the Audit Committee of Union Pacific; determined to be audit committee financial expert by Union Pacific’s Board of Directors; founder of private equity firm

•	Industry Experience – director of the Company since 1996

•	Outside Board Experience – McCarthy Group; Union Pacific; and Peter Kiewit Sons’

Thomas L. Millner, 62, has been our CEO and a director since April 2009. Mr. Millner served as our President from April 2009 until February 2016. Mr. Millner was the Chief Executive Officer of Remington Arms Company, Inc., a leading manufacturer of firearms and ammunition, from April 1999 until March 2009 and was a director of Remington from June 1994 until March 2009.  From December 2008 until March 2009, Mr. Millner also served as Chief Executive Officer of Freedom Group, Inc., a holding company which directly or indirectly owns Remington and related companies.  Mr. Millner served as President of Remington from May 1994 to May 2007.  Mr. Millner also serves as a director of Best Buy Co., Inc. Mr. Millner served as a director of Stanley Furniture Company, Inc. from 1999 to March 2011 and Lazy Days’ R.V. Center, Inc. from 2005 to June 2009.

Director Qualifications:

•	Management and Leadership Experience – current CEO; Chief Executive Officer of Remington from April 1999 to March 2009

•	Financial Expertise – former member of the Audit Committee of Stanley Furniture Company; determined to be audit committee financial expert by Stanley Furniture’s Board of Directors

•	Industry Experience – current CEO; director of the Company since 2009

•	Outside Board Experience – Best Buy; former director of Stanley Furniture and Lazy Days’ R.V. Center

Donna M. Milrod, 48, has been a director since February 2014. Ms. Milrod has served as Managing Director and Head of DTCC Solutions at The Depository Trust & Clearing Corporation (“DTCC”) since February 2015. In addition to her business role, Ms. Milrod also leads DTCC’s Global Strategy and Business Development function. From October 2012 to February 2015, Ms. Milrod served as Managing Director and Chief Administrative Officer of DTCC, with responsibilities for DTCC’s finance, operations, regulatory relations, business continuity, vendor management, and security functions. As the leading post-trade market infrastructure for the global capital markets, DTCC provides clearing, settlement, and information services for equities, corporate and municipal bonds, government and mortgage-backed securities, money market instruments, and over-the-counter derivatives for thousands of institutions worldwide. Prior to joining DTCC, Ms. Milrod served as Deputy Chief Executive Officer of Deutsche Bank North America (“DBA”) from 2009 to October 2012. In addition, Ms. Milrod was head of Deutsche Bank’s Regional Oversight & Strategy Group where she established DBA’s Independent Control Office to enhance the company’s control and governance infrastructure and oversee the day-to-day relationships with its numerous regulators. Ms. Milrod joined Deutsche Bank in September 1999 following its merger with Bankers Trust Corporation and held a number of other senior positions at the company, including Assistant Treasurer of the Americas.

Director Qualifications:

•	Management and Leadership Experience – Managing Director and Head of DTCC Solutions; former Chief Administrative Officer of DTCC; former Deputy Chief Executive Officer of DBA

•	Financial Expertise – former Chief Administrative Officer of DTCC; former Deputy Chief Executive Officer of DBA

•	Industry Experience – former Deputy Chief Executive Officer of DBA

Beth M. Pritchard, 69, has been a director since March 2011. Ms. Pritchard has served as a principal and strategic advisor for Sunrise Beauty Studio, LLC since 2009. Sunrise Beauty Studio develops and manufactures third party personal care and fragrance products for major retailers. From 2008 to 2013, Ms. Pritchard served as North American Advisor to M.H. Alshaya Co., a diverse franchisee group based in the Middle East. From 2006 to 2009, Ms. Pritchard was the President and Chief Executive Officer and subsequent Vice Chairman of Dean & DeLuca, Inc., a retailer of gourmet and specialty foods. Ms. Pritchard was the President and Chief Executive Officer of Organized Living, Inc., a retailer of home and office storage and organization products, from 2004 to 2005. From 1991 to 2003, Ms. Pritchard was an executive with Limited Brands, Inc. (which is now known as L Brands, Inc.), a specialty retailer, serving as President and Chief Executive Officer of Bath & Body Works. Ms. Pritchard also serves as a director of Vitamin Shoppe, Inc. and Loblaw Companies Limited. She served as a director of Borderfree, Inc. from October 2014 to June 2015, Zale Corporation from 2012 until May 2014, Shoppers Drug Mart Corporation from 2012 until March 2014, Ecolab Inc. from 2004 to 2010, Borders Group, Inc. from 2000 to 2007, and Albertson’s, Inc. from 2004 to 2006.

Director Qualifications:

•
Management and Leadership Experience – President and Chief Executive Officer and subsequent Vice Chairman of Dean & DeLuca from 2006 to 2009; President and Chief Executive Officer of Organized Living from 2004 to 2005; President and Chief Executive Officer of Bath & Body Works from 1991 to 2003

•	Financial Expertise – former member of the Audit Committees of Albertson’s and Zale Corporation

•
Industry Experience – former President and Chief Executive Officer of several specialty retailers; member of Board of Directors of specialty retailer and direct marketer of vitamins and supplements; former member of Board of Directors of specialty retailer of jewelry

•	Marketing Experience – former President and Chief Executive Officer of several specialty retailers

•	Outside Board Experience – Vitamin Shoppe; Loblaw Companies Limited; former director of Borderfree, Zale Corporation, Shoppers Drug Mart Corporation, Ecolab, Borders Group, and Albertson’s

Peter S. Swinburn, 63, has been a director since August 2015. Mr. Swinburn served as Chief Executive Officer and President of Molson Coors Brewing Company, one of the world’s largest brewers, from July 2008 until his retirement in December 2014. He also served as a director of Molson Coors Brewing Company and MillerCoors LLC from July 2008 until his retirement. He served as President and Chief Executive Officer of Coors Brewing Company, a wholly-owned subsidiary of Molson Coors, from October 2007 to June 2008, and as President and Chief Executive Officer of Molson Coors Brewing Company (UK) Limited (MCBC UK), a wholly-owned subsidiary of Molson Coors, from 2005 to November 2007. Before that, he served as President and Chief Executive Officer, Coors Brewing Worldwide and Chief Operating Officer of MCBC UK following Molson Coors' acquisition of MCBC UK in 2002, until 2003. Prior to Molson Coors acquiring MCBC UK, Mr. Swinburn was Sales Director for Bass Brewers from 1994 to 2002. Mr. Swinburn also serves as a director of Express, Inc.

Director Qualifications:

•
Management and Leadership Experience – Chief Executive Officer President of Molson Coors from July 2008 to December 2014; President and Chief Executive Officer of Coors Brewing Company from October 2007 to June 2008; President and Chief Executive Officer of MCBC UK from 2005 to November 2007; President and Chief Executive Officer of Coors Brewing Worldwide from 2003 to 2005

•	Industry Experience – director of specialty retailer

•	Marketing Experience – former Chief Executive Officer and President of Molson Coors, Coors Brewing Company, MCBC UK, and Coors Brewing Worldwide; former Chief Operating Officer of MCBC UK

•	Outside Board Experience – Express; former director of Molson Coors and MillerCoors

James F. Wright, 66, has been a director since April 2015. Mr. Wright served as Executive Chairman of Tractor Supply Company, a farm and ranch supply retailer, from January 2013 through December 2013. Prior to that, Mr. Wright served as Chairman of the Board and Chief Executive Officer of Tractor Supply Company from November 2007 to January 2013, and previously served as President and Chief Executive Officer from 2004 to November 2007 and as President and Chief Operating Officer from 2000 to 2004. He previously served as President and Chief Executive Officer of Tire Kingdom, a tire and automotive services retailer, from 1997 to 2000. Mr. Wright also serves as a director of H&R Block, Inc. He served as a director of Spartan Stores, Inc. from 2002 through August 2011 and previously served on the board and as a member of the Executive Committee of the National Retail Federation, the world’s largest retail trade association.

Director Qualifications:

•
Management and Leadership Experience – Chairman and Chief Executive Officer of Tractor Supply Company from November 2007 to January 2013; President and Chief Executive Officer of Tractor Supply Company from 2004 to November 2007; President and Chief Operating Officer of Tractor Supply Company from 2000 to 2004; President and Chief Executive Officer of Tire Kingdom from 1997 to 2000

•
Industry Experience – former Chairman, President, Chief Executive Officer, and Chief Operating Officer of Tractor Supply Company; former President and Chief Executive Officer of Tire Kingdom; former director and Executive Committee member of the National Retail Federation

•	Marketing Experience – former Chairman, President, Chief Executive Officer, and Chief Operating Officer of Tractor Supply Company; former President and Chief Executive Officer of Tire Kingdom

•	Outside Board Experience – H&R Block; former director of Spartan Stores and Tractor Supply Company
EXECUTIVE OFFICERS
The table below sets forth certain information regarding our executive officers.

Name	Age	Position

James W. Cabela	76	Chairman
Thomas L. Millner	62	Chief Executive Officer
Scott K. Williams	52	President
Sean Baker	45	Executive Vice President and President and Chief Executive Officer of World’s Foremost Bank
Charles Baldwin	48	Executive Vice President and Chief Administrative Officer
Ralph W. Castner	53	Executive Vice President and Chief Financial Officer
Douglas R. Means	50	Executive Vice President and Chief Information Technology and Supply Chain Officer
See “Directors” above for information concerning the business experience of Messrs. Cabela and Millner. Information concerning the business experience of our other executive officers is set forth below.
Scott K. Williams has been our President since February 2016. He served as our Executive Vice President and Chief Commercial Officer from August 2015 to February 2016. From October 2011 to August 2015, he was our Executive Vice President and Chief Marketing and E-Commerce Officer. Mr. Williams joined us after serving as President of Fanatics, Inc., a vertically integrated online retailer of team and league licensed sports apparel and collectibles, from June 2010 to February 2011. Mr. Williams was a Corporate Vice President of Wal-Mart Stores, Inc. from 2006 to May 2010, serving as General Manager of Samsclub.com. From 1996 to 2006, Mr. Williams was an executive with OfficeMax Incorporated, where he held a series of key leadership positions, including Senior Vice President, OfficeMax Direct Business Segment, and Senior Vice President, Marketing. Mr. Williams also serves as a director of Mood Media Corporation.

Sean Baker has been an Executive Vice President and Chief Executive Officer of World’s Foremost Bank since January 2013. Mr. Baker has served as President of World’s Foremost Bank since August 2012. From December 2011 to August 2012, Mr. Baker was Senior Vice President, Business Development of World’s Foremost Bank. From May 2011 to December 2011, Mr. Baker was our Senior Director of Finance. From 2007 to May 2011, he was our Director of Finance. From 2003 to 2007, he was our Director of Accounting and Finance/Controller. From 1997 to 2003, Mr. Baker was a Financial Analyst. Mr. Baker began his career at Grant Thornton as a certified public accountant.

Charles Baldwin has been our Executive Vice President and Chief Administrative Officer since January 2010. From October 2007 to January 2010, Mr. Baldwin was our Vice President and Chief Human Resources Officer. Mr. Baldwin joined us after a 20 year career with Wal-Mart Stores, Inc., with more than 10 years of experience in the human resources division. Mr. Baldwin served as Wal-Mart’s Vice President of Global Talent Management from 2005 to October 2007 and Vice President of Corporate People Development from 2001 to 2005.

Ralph W. Castner has been our Executive Vice President and Chief Financial Officer since January 2010. From March 2006 to November 2010, Mr. Castner was Chairman of the Board of World’s Foremost Bank, our wholly-owned bank subsidiary. From July 2003 to January 2010, Mr. Castner was our Vice President and Chief Financial Officer. From 2000 to July 2003, Mr. Castner was our Director of Accounting and Finance and Treasurer of World's Foremost Bank. Prior to joining us, he was employed by First Data Corporation from 1990 to 2000, most recently as a Vice President. Prior to joining First Data Corporation, Mr. Castner was a certified public accountant with the public accounting firm of Touche Ross and Company. On April 26, 2016, the Securities and Exchange Commission (the “SEC”) filed a settled administrative proceeding against the Company and Mr. Castner relating to the matters previously disclosed in our periodic reports. The SEC’s order alleged, with respect to Mr. Castner, that he caused the Company to violate certain non-fraud provisions of the federal securities laws by not ensuring that an intercompany promotions fee was eliminated in the preparation of the Company’s consolidated financial statements. Under the terms of the settlement with the SEC, Mr. Castner agreed to pay a civil penalty of $50,000 and to consent to the entry of an administrative cease-and-desist order against future violations relating only to the disclosure, books and records, and internal control provisions of the federal securities laws. Mr. Castner neither admitted nor denied the SEC’s allegations.
Douglas R. Means has been our Executive Vice President and Chief Information Technology and Supply Chain Officer since October 2015. From April 2010 to October 2015, Mr. Means was our Executive Vice President and Chief Supply Chain Officer. Mr. Means joined us after an 18 year career with Jones Apparel Group, Inc. Mr. Means served as Jones Apparel’s Executive Vice President of Production for Better Sportswear from July 2007 to April 2010 and Executive Vice President of Supply Chain from October 2004 to July 2007. Prior to joining Jones Apparel, Mr. Means was a consultant with Kurt Salmon Associates.
SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our officers and directors, and persons who own more than 10 percent of a registered class of our equity securities, to file with the SEC and New York Stock Exchange (“NYSE”) reports of ownership of our securities and changes in reported ownership. Based solely on a review of the reports furnished to us, or written representations from reporting persons that all reportable transactions were reported, we believe that during the fiscal year ended January 2, 2016, our officers, directors, and greater than 10 percent owners timely filed all reports they were required to file under Section 16(a), except that Ms. Milrod did not timely file a Form 4 for the purchase of shares in July 2015, but such Form 4 was subsequently filed.

BUSINESS CODE OF CONDUCT AND ETHICS

Our Board of Directors (the “Board”) has adopted a Business Code of Conduct and Ethics applicable to all directors, officers, and employees of the Company, which constitutes a “code of ethics” within the meaning of SEC rules. A copy of our Business Code of Conduct and Ethics is available on our website at www.cabelas.com. We expect to disclose to shareholders any amendments to or waivers of the Business Code of Conduct and Ethics for directors or executive officers by posting such information on our website at the address specified above.

DIRECTOR RECOMMENDATION PROCESS

As of the date of this Amendment, there have been no material changes to the procedures by which security holders may recommend nominees to our Board as described in the Company’s Definitive Proxy Statement filed with the SEC on April 21, 2015.
AUDIT COMMITTEE

The Board has a standing Audit Committee. The members of the Audit Committee are Theodore M. Armstrong (Chairman), John H. Edmondson, Donna M. Milrod, Peter S. Swinburn, and James F. Wright.

The Board has determined that it would be desirable for all members of the Audit Committee to be “audit committee financial experts,” as that term is defined by SEC rules, to the extent they qualify for such status. The Board has conducted an inquiry into the qualifications and experience of each member of the Audit Committee. Based on this inquiry, the Board has determined that Ms. Milrod and Messrs. Armstrong, Edmondson, Swinburn, and Wright meet the SEC’s criteria for audit committee financial experts and that each is independent and has accounting and related financial management expertise within the meaning of the listing standards of the NYSE.

ITEM 11. EXECUTIVE COMPENSATION
EXECUTIVE COMPENSATION
Throughout this Amendment, the individuals included in the Summary Compensation Table on page 20 are referred to as the “named executive officers.” In the Compensation Discussion and Analysis below, the individuals listed above as executive officers of the Company, other than Mr. Cabela, are referred to as the “executive officers.”

Compensation Discussion and Analysis

Executive Summary

Our compensation programs are intended to provide a link between the creation of shareholder value and the compensation earned by our executive officers and certain key personnel. Our compensation structure consists of a mix of base pay, short-term incentive compensation, and long-term incentive compensation. Our short-term incentive plan provides for cash bonuses to be paid to our executive officers based on corporate performance. Objectives are set on an annual basis, and they consist of milestones which will contribute to growth in shareholder value. Under our current long-term incentive plan, we have granted stock options, premium-priced stock options, restricted stock units, and performance-based restricted stock units. Our long-term incentive plans are designed to reward executives for increasing long-term shareholder value.

As discussed in "Management's Discussion and Analysis of Financial Conditions and Results of Operations" in our Annual Report on Form 10-K, our fiscal 2015 financial results were, despite a challenging consumer environment, improved from fiscal 2014. The following table highlights the year-over-year comparison of some of the key financial metrics that we use in evaluating the Company's performance for the purpose of making compensation decisions.

Corporate Financial Objectives	Fiscal 2014	Fiscal 2015	Increase/(Decrease)

Adjusted Earnings Per Share	$2.81	$2.88	$0.07
Adjusted Operating Margin	(1)	7.94%	—
Total Revenue	$3.648 billion	$3.998 billion	$350 million
Comparable Store Sales	(12.3%)	(3.4%)	8.9%

(1) Adjusted operating margin was not a corporate financial objective in fiscal 2014.

•
Adjusted earnings per share, adjusted operating margin, total revenue, and comparable store sales were the corporate financial objectives used to determine the fiscal 2015 cash bonus opportunities for our named executive officers.

•
In fiscal 2015, our named executive officers would receive no fiscal 2015 cash bonuses unless the minimum corporate financial objective for earnings per share was achieved. As the minimum corporate financial objective for earnings per share was not met, no fiscal 2015 cash bonuses were payable to our named executive officers. The Compensation Committee, however, recognizing that the Company incurred certain restructuring charges and other non-budgeted items during 2015, exercised its discretion to modify the way earnings per share was measured and paid our named executive officers modest fiscal 2015 bonuses consistent with the previously established targets and criteria for the fiscal 2015 cash bonus opportunities.

•
In an effort to ensure that our overall compensation package remains weighted to long-term incentive opportunities, since 2010, our executive officers received restricted stock units, performance-based restricted stock units, and stock options.

We believe that our compensation programs provide a strong link with shareholder value, as demonstrated by the following:

•	Short-term cash bonus opportunities are set on an annual basis, consisting of milestones which contribute to growth in shareholder value.

•	The Company’s long-term incentive plans are designed to reward executive officers for the achievement of long-term objectives, which result in an increase in shareholder value.

•
Since a significant ownership stake in the Company leads to a strong alignment of interests with shareholders, our executive officers are subject to minimum stock ownership and retention guidelines. Our CEO is required to own stock equal in value to five times his annual base salary and our President and Executive Vice Presidents are required to own stock equal in value to three times their annual base salary. All of our executive officers are in compliance with the Company’s stock ownership and retention guidelines.

•
Management Change of Control Severance Agreements with our named executive officers contain a double trigger and any payments under these agreements are strictly tied to both a change in control and termination of employment.

•	Management Change of Control Severance Agreements with our named executive officers, if triggered, call for payments of less than three times annual base salary and bonus.

•	Management Change of Control Severance Agreements with our named executive officers, if triggered, do not provide tax gross-ups to our named executive officers.

•	The Company’s 2004 Stock Plan and the Company’s 2013 Stock Plan (the “Stock Plans”) prohibit the cash buyout of underwater options or stock appreciation rights.

•	The Stock Plans prohibit the repricing of options.

•
Proprietary Matters Agreements with our executive officers require our executive officers to forfeit all of their outstanding equity awards and reimburse us for any amounts received as profit or gain from any previously granted equity awards if the executive officer breaches the Proprietary Matters Agreement.

•	Executive officers receive retirement, health, and welfare benefits that are consistent with our other exempt employees.

•
Executive officers are not allowed to make a short sale of stock, which we define as any transaction whereby one may benefit from a decline in our stock price, or buy or sell derivative securities relating to the Company’s stock.

Objectives of Our Compensation Programs

The objectives of our compensation programs are to:

•	attract, motivate, and retain superior talent;

•	ensure that compensation is commensurate with our performance and shareholder returns;

•	provide performance awards for the achievement of strategic objectives that are critical to our long-term growth; and

•	ensure that our executive officers and certain key personnel have financial incentives to achieve sustainable growth in shareholder value.

Business Strategy

Our vision is to be the world’s best omni-channel retailer by creating intense loyalty for our outdoor brand through the legendary products and customer service delivered by our highly trained outfitters. Our vision is supported by the following six strategic focus areas:

•improve top-line sales;
•increase bottom-line profits;
•retail store expansion and innovation;
•customers first;
•focus on all outfitters; and
•grow World’s Foremost Bank.

Elements of Our Executive Compensation Structure

Our compensation structure is simple and consists of three tiers of remuneration. The first tier consists of base pay and retirement, health, and welfare benefits. The second tier consists of short-term incentive compensation. The third tier consists of long-term incentive compensation.

Base pay and benefits are designed to be sufficiently competitive to attract and retain world-class executives. Executive officers receive retirement, health, and welfare benefits that are consistent with our other exempt employees.

Our short-term incentive plan (our Performance Bonus Plan) provides for cash bonuses to be paid to our executive officers based on corporate performance. Objectives are set on an annual basis, and they consist of milestones which will contribute to growth in shareholder value. To the extent objectives are achieved, the short-term incentive plan pays on an annual basis.

Our long-term incentive plans (our Stock Plans) provide for awards of stock options, premium-priced stock options, restricted stock units, performance-based restricted stock units, and other equity-based incentives. These are designed to reward executive officers for the achievement of long-term objectives which result in an increase in shareholder value.

By the terms of his employment agreement, Mr. Cabela has never participated in our Performance Bonus Plan or our Stock Plans. Information concerning our employment agreement with Mr. Cabela can be found on page 23 under the heading “Employment Agreement.”

Our Incentive Plans are Designed to Drive Strong Business Results and Align the Interests of our Executive Officers with Shareholders

In 2013, our shareholders approved our 2013 Performance Bonus Plan (the “Performance Bonus Plan”). Executive officers are eligible for cash bonuses under the Performance Bonus Plan based on the achievement of annually established corporate performance criteria. Our short-term incentive plan for fiscal 2015 was designed to reward executives for achieving predetermined benchmarks in earnings per share, operating margin, total revenue, and comparable store sales. The short-term incentive plan for fiscal 2015 was designed to keep our executive officers focused on operating efficiencies while growing total revenue and comparable store sales. See “Fiscal 2015 Cash Bonus Opportunities” for a discussion on actual achievement of short-term incentive goals for fiscal 2015.

The fiscal 2016 cash bonus opportunities will reward executive officers for achieving predetermined benchmarks in operating income. The short-term incentive plan for 2016 was designed to keep our executive officers focused on operating efficiencies while growing total revenue. See “Fiscal 2016 Cash Bonus Opportunities” for additional information.

To date, we have granted stock options, premium-priced stock options, restricted stock units, and performance-based restricted stock units under our 2013 Stock Plan. In future years, we may also make grants of other equity-based awards. Our long-term incentive plans have been designed to reward executives for increasing long-term shareholder value. This will be accomplished by the successful execution of the Company’s growth initiatives, coupled with the consistent achievement of profitability goals. The long-term incentive plan will keep executive officers focused on both revenue and profit growth, and can potentially be a very significant source of compensation for executive officers in the long term, which encourages the retention of executive talent.

How We Determine to Pay What We Pay

Our compensation policy is based on:

•	our long-standing philosophy of having a significant portion of potential short- and long-term compensation being tied to our performance;

•	internal equity; and

•	individual and corporate performance.

In setting base pay for our executive officers, we follow a practice which dates to the Company’s inception. The Compensation Committee sets a level of base pay which is adequate to attract and retain the level of talent the Company requires. Exceptional corporate performance is rewarded through the annual bonus program and is not reflected in base pay. The Compensation Committee pays close attention to internal equity when it sets pay. In particular, it takes into account the relative value of its individual executive officer positions, as well as the value of the jobs immediately below the executive officer level. Periodically, the Compensation Committee references base pay practices at public companies of a similar size to help ensure base pay remains broadly within a competitive range.

Based on internal equity, market data, and individual performance, in March 2016, the Compensation Committee established the following fiscal 2016 base salaries for our named executive officers.

	Fiscal 2015 Base Salary	Fiscal 2016 Base Salary

Thomas L. Millner	$1,025,000	$1,025,000
Scott K. Williams	$500,000	$750,000(1)
Sean Baker	$410,000	$450,000
Ralph W. Castner	$475,000	$475,000
Michael Copeland	$465,000	$465,000(2)
Brian J. Linneman	$525,000	$525,000(2)

(1)
In October 2015, Mr. Williams’ base salary was increased to $545,000 in connection with his promotion to the position of Executive Vice President and Chief Commercial Officer. In February 2016, his base salary was increased to $750,000 in connection with his promotion to the position of President.

(2)
Messrs. Copeland and Linneman are no longer executive officers of the Company. Mr. Copeland transitioned to the position of Strategic Advisor in March 2016, and Mr. Linneman transitioned to the position of Strategic Advisor in August 2015. Their fiscal 2016 base salaries were established pursuant to the executive employment agreements they entered into in connection with their transitions, which agreements have a two-year term.

In setting annual cash bonus opportunities, the Compensation Committee abides by the philosophy the Company has maintained since its founding. That is, cash bonuses might be equal to or in excess of base pay if corporate performance reaches predetermined levels. Our annual cash bonus opportunities reflect our long-held philosophy that annual cash bonuses should be tied to the Company’s performance.

Our Compensation Committee takes into account several factors in determining the level of long-term incentive opportunity to grant to our executive officers. In fiscal 2015, the Compensation Committee took the following factors into account:

•	individual executive officer performance;

•	the effect of equity compensation grants on earnings per share;

•	the executive officers’ percentage of the total number of options and restricted stock units being granted to employees in fiscal 2015; and

•	the level of grants necessary to keep our executive officers focused, motivated, and engaged.

In considering the level of option and restricted stock unit grants required to keep our executive officers focused, motivated, and engaged, the Compensation Committee periodically makes reference to equity compensation practices at similar-sized public companies. However, we do not determine grants by setting them at a particular percentile of the market range.

In March 2009, the Compensation Committee introduced restricted stock units as a long-term incentive opportunity. The Compensation Committee believes that this will continue to provide a competitive compensation package to our executive officers while increasing the Company’s retention of quality executives. A restricted stock unit entitles the recipient to receive a share of common stock after the applicable vesting period expires.

In March 2010, the Compensation Committee introduced restricted stock units subject to a performance criteria vesting condition. A restricted stock unit that is subject to a performance criteria vesting condition entitles the recipient to receive a share of common stock after the applicable vesting period expires if the performance criteria is satisfied. Since March 2010, each executive officer’s annual equity award has included restricted stock units, performance-based restricted stock units, and stock options. The annual executive officer restricted stock unit awards have been split between restricted stock units and performance-based restricted stock units, with a significant majority of the restricted stock units being performance-based. In March 2012, we increased the vesting schedule for our annual equity awards from three to four years to strengthen retention and encourage a long-term business focus. Market data also supported this change.

In connection with the appointment of Mr. Millner as our President and CEO, we entered into an Executive Employment Agreement with Mr. Millner in March 2009. Mr. Millner’s Executive Employment Agreement naturally expired by its terms on April 6, 2012. Mr. Millner will continue to serve without an employment agreement. In anticipation of the natural expiration of Mr. Millner’s Executive Employment Agreement, and after consulting with Frederic W. Cook & Co., Inc., an independent compensation consulting firm, the Compensation Committee granted Mr. Millner the following awards on the dates indicated:

•
on March 2, 2012, 64,000 premium-priced stock options with an exercise price of $40.45 per share (115% of the closing price of $35.17 per share of the Company’s common stock on the NYSE on March 2, 2012);

•
on March 2, 2013, 64,000 premium-priced stock options with an exercise price of $58.55 per share (115% of the closing price of $50.91 per share of the Company’s common stock on the NYSE on March 2, 2013);

•
on March 2, 2014, 64,000 premium-priced stock options with an exercise price of $76.27 per share (115% of the closing price of $66.32 per share of the Company’s common stock on the NYSE on March 2, 2014);

•
on March 2, 2015, 64,000 premium-priced stock options with an exercise price of $63.78 per share (115% of the closing price of $55.46 per share of the Company’s common stock on the NYSE on March 2, 2015); and

•
on March 2, 2016, 64,000 premium-priced stock options with an exercise price of $55.66 per share (115% of the closing price of $48.40 per share of the Company’s common stock on the NYSE on March 2, 2016).

As the premium-priced stock options have an exercise price equal to 115% of the closing price of one share of the Company’s common stock on the NYSE on the applicable grant date, the premium-priced stock options begin accruing value only after the price of the Company’s common stock has increased by 15% above the applicable grant date price.

The 2012, 2013, 2014, 2015, and 2016 premium-priced nonqualified stock options vest in three equal annual installments beginning on March 2, 2017, and have an eight year term. The premium-priced stock options were granted to Mr. Millner to retain and motivate him in light of the natural expiration of his Executive Employment Agreement. A multi-year performance horizon for the premium-priced stock options was chosen to drive continued strong financial and strategic results for the Company and to incent Mr. Millner to dedicate the remainder of his career to the success of the Company. The 2016 award of premium-priced stock options to Mr. Millner was the last of five similar annual awards of premium-priced stock options that the Compensation Committee granted to Mr. Millner.

Consideration of the Results of the 2015 Advisory Vote on Executive Compensation

The Dodd-Frank Wall Street Reform and Consumer Protection Act requires publicly-traded companies to conduct a non-binding shareholder advisory vote on executive compensation. As such, at our 2015 Annual Meeting of Shareholders, we submitted a non-binding proposal to our shareholders to approve the compensation paid to our named executive officers. More than 95% of the voting shareholders supported our executive compensation practices as set forth in our 2015 Proxy Statement. The Compensation Committee reviewed the results of this advisory vote and viewed such overwhelming support of our compensation practices as a strong affirmation of our executive compensation practices. Based in part on these results, our Compensation Committee decided to maintain its strategy to use a balanced approach in allocating between base pay, annual cash bonus opportunities, and equity-based long-term compensation, consistent with our past executive compensation practices.

Performance Criteria for Performance-Based Restricted Stock Units

The restricted stock units subject to a performance criteria that were granted in March 2015 would have been forfeited unless we earned at least $2.25 per diluted share on an adjusted basis in fiscal 2015. As we earned in excess of $2.25 per diluted share on an adjusted basis in fiscal 2015, the restricted stock units granted subject to this performance criteria will vest in four equal annual installments. The first installment vested in March 2016.

Policy for Allocating Between Long-Term and Annual Compensation

Our policy for allocating between long-term and annual compensation for our executive officers is as follows:

•
On an annual basis, the Compensation Committee’s current strategy is to use a balanced approach in allocating between base pay, annual cash bonus opportunities, and equity-based long-term compensation.

•
We expect that in the long run the majority of total compensation paid to executive officers will come from equity-based long-term incentives. Executive officers will only enjoy rewards to the extent they create commensurate value for shareholders. This is consistent with our philosophy of utilizing executive compensation to create sustainable growth in shareholder value.

•
We recognize that to create sustainable growth in shareholder value, increases in revenue and profitability are necessary in the near term. Accordingly, it is our intention to pay annual cash bonuses which have the potential to be equal to or greater than base pay. However, bonuses will only be paid to the extent short-term objectives are achieved or exceeded.

•	Finally, we recognize that in order to attract and retain the kind of talent necessary to build shareholder value, we must pay competitive base salaries and benefits.

Benchmarking of Compensation

We take several factors into account in determining base pay, short-term incentive opportunities, and long-term incentive opportunities, including individual and corporate performance, internal equity, and competitive pay data. Our compensation philosophy does not include an effort to pay executive officers at a specific percentile of the market range. Accordingly, we did not select a group of peer companies with the intention of using their executive officer pay as a benchmark against which to set our compensation.

Nevertheless, we understand that there are competitors for executive officer talent, and we find it useful to examine competitive pay practices from time to time. For purposes of evaluating base pay, short-term incentive opportunities, and long-term incentive opportunities, we consider market practices in a wide variety of companies, both in and outside of our industry. Our practice has been to reference market data such as equity “run rates” (the sum of equity awards divided by shares issued and outstanding), pay mix (base, short term, and long term), and comparative pay data.

Our Long-Term Incentive Awards Align the Interests of our Executive Officers with Shareholders

To date, the Compensation Committee has awarded stock options, premium-priced stock options, restricted stock units, and performance-based restricted stock units under the 2013 Stock Plan. The Compensation Committee may consider using other equity-based incentives in the future. Stock options, premium-priced stock options, restricted stock units, and performance-based restricted stock units bear a relationship to the achievement of our long-term goals in that they increase in value as our stock increases in value. Our executive officers are exposed to considerable downside risk through the shares of the Company they own outright.

The Compensation Committee carefully evaluates the cost of equity-based incentives it grants to our executive officers in terms of their impact on earnings per share. The Compensation Committee will continue to evaluate the cost of equity-based incentives against the benefits those incentives are likely to yield in building sustainable growth in shareholder value.

We do not Engage in Market Timing when Granting Equity Awards

We have never granted, nor will we grant, equity awards in coordination with the release of material, non-public information. Since 2009, the Compensation Committee has granted annual equity awards to our executive officers and key employees during the first week in March. The Compensation Committee grants equity awards at this time to allow equity award grant information to be communicated to employees in connection with bonus information. We expect that future equity awards will be made at approximately the same time of year. Exceptions would include grants made to key hires, grants made as a result of promotions, and other extraordinary circumstances.

We have properly accounted for all of our equity awards. As a public company, we have never awarded options and set the exercise price at any price less than the fair market value of our stock on the grant date.

Specific Forms of Compensation and the Role of Compensation Committee Discretion

In the past, the Compensation Committee has retained the discretion to review executive officer base pay and make changes based on general performance and market norms. In addition, the Compensation Committee has retained the discretion to make long-term incentive grants based on several factors detailed in this Compensation Discussion and Analysis. The Compensation Committee intends to retain the discretion to make decisions about executive officer base compensation and long-term incentive compensation.

The Compensation Committee retains its right to make future grants of equity awards subject to performance goals. Commencing in March 2010, the Compensation Committee began granting restricted stock units subject to performance criteria.

Commencing in 2007, the Compensation Committee established predetermined targets and criteria for the payment of the annual short-term incentive to our executive officers. The Performance Bonus Plan specifically provides that the Compensation Committee may set performance objectives, performance criteria, and levels of bonus opportunity each year. Information concerning the targets and criteria for fiscal 2015 and 2016 is provided below. The predetermined targets and criteria for fiscal 2015 and 2016 consist of corporate financial objectives for each executive officer. The relative weight of the corporate financial objectives as a whole is set at the beginning of the annual performance period. The Compensation Committee retains discretion to make downward adjustments to the bonuses yielded by the corporate financial objectives, but cannot make upward adjustments. However, the Compensation Committee may pay discretionary cash bonuses based upon performance.

Fiscal 2015 Cash Bonus Opportunities

In March 2015, the Compensation Committee set the targets and criteria for the fiscal 2015 cash bonus opportunities for our named executive officers pursuant to our Performance Bonus Plan. For fiscal 2015, each named executive officer’s cash bonus opportunity was based upon the achievement of corporate financial objectives relating to earnings per share, operating margin, total revenue, and comparable store sales. For fiscal 2015, 25% of each named executive officer’s cash bonus opportunity was based on each metric. The named executive officers received no payment for a metric unless the Company achieved the minimum corporate financial objective for that metric. In addition, the named executive officers received no payment for any of the corporate financial objectives unless the minimum corporate financial objective for earnings per share was achieved. The corporate financial objectives for fiscal 2015 and actual fiscal 2015 results are set forth below.

Corporate Financial Objectives	Minimum	Target	Maximum	2015 Results

Adjusted Earnings Per Share	$2.80	$3.40	$3.75	$2.88(1)
Adjusted Operating Margin	8.58%	8.96%	10.0%	7.94%
Total Revenue	$3.9 billion	$4.2 billion	$4.3 billion	$3.998 billion
Comparable Store Sales	(5.0%)	0.0%	3.0%	(3.4%)

(1) Includes, on an after tax basis, a total of $0.13 per share of modifications relating primarily to severance payments and professional fees for the Company’s restructuring initiatives.
In fiscal 2015, the named executive officers would receive no payment for any of the corporate financial objectives unless the minimum corporate financial objective for earnings per share was achieved. The minimum corporate financial objective for earnings per share was not met. The Compensation Committee, however, recognizing that the Company incurred certain restructuring charges and other non-budgeted items during 2015, exercised its discretion to modify the way earnings per share was calculated to include, on an after tax basis, a total of $0.13 per share of modifications relating primarily to severance payments and professional fees for the Company’s restructuring initiatives. Accordingly, the Compensation Committee authorized the payment of modest bonuses to the named executive officers using the previously established targets and criteria for the fiscal 2015 cash bonus opportunities, but based on the Company earning $2.88 in adjusted earnings per share in 2015.

The annual 2015 discretionary bonuses paid to our named executive officers were as follows:

Fiscal 2015 Bonus

Thomas L. Millner	$392,376
Scott K. Williams	$166,990
Sean Baker	$136,932
Ralph W. Castner	$158,640
Michael Copeland	$155,300
Brian J. Linneman	$175,339

Earnings per share was chosen to help assure that compensation remains proportional to the return on investment earned by shareholders. For purposes of the fiscal 2015 cash bonus opportunities, earnings per share was measured on a diluted basis by dividing our net income by the weighted average number of shares outstanding during the period. Excluded from the earnings per share calculation were (1) any losses on sales of assets (after tax), (2) any impairment charges or fixed asset writedowns (after tax), (3) any charges related to acquisitions or their integration (after tax), (4) any accumulated amortization of deferred grant income (after tax), and (5) any charges related to prior period federal income tax audits. The Committee modified how earnings per share was calculated for fiscal 2015 bonuses to include, on an after tax basis, a total of $0.13 per share of modifications relating primarily to severance payments and professional fees for the Company’s restructuring initiatives. There were no unusual or extraordinary gains that impacted earnings per share for fiscal 2015.

Operating margin measures how profitably we manage our business, including how effectively we manage merchandise gross margin and expenses. For purposes of the fiscal 2015 cash bonus opportunities, operating margin was measured by dividing operating income by total revenue; provided, however, that excluded from the operating margin calculation were (1) any losses on sales of assets, (2) any impairment charges or fixed asset writedowns, (3) any charges related to acquisitions or their integration, and (4) any accumulated amortization of deferred grant income.

Total revenue measures total sales and other revenue. It was selected as a fiscal 2015 cash bonus opportunity metric because we are focused on profitably increasing our total revenue as part of our vision. For purposes of the fiscal 2015 cash bonus opportunities, total revenue was calculated pursuant to the method used in the Company's annual report for fiscal 2015 on Form 10-K.

Comparable store sales measure how the retail stores in our comparable store sales base are contributing to our total revenue. For purposes of the fiscal 2015 cash bonus opportunities, comparable store sales were calculated pursuant to the method used in the Company's annual report for fiscal 2015 on Form 10-K.

Fiscal 2016 Cash Bonus Opportunities

In March 2016, the Compensation Committee set the targets and criteria for the fiscal 2016 cash bonus opportunities for our named executive officers under the Performance Bonus Plan. The following table sets forth the fiscal 2016 cash bonus opportunity for each of our named executive officers who were serving as executive officers in March 2016 when the Compensation Committee set the cash bonus opportunities for fiscal 2016.

	Minimum Bonus	Target Bonus	Maximum Bonus

Thomas L. Millner	$256,250	$1,383,750	$2,050,000
Scott K. Williams	$187,500	$937,000	$1,312,500
Sean Baker	$112,500	$450,000	$675,000
Ralph W. Castner	$118,750	$475,000	$712,500

In March 2016, the Compensation Committee determined that each named executive officer’s cash bonus opportunity for fiscal 2016 will be based upon the achievement of corporate financial objectives relating to operating income.

For our CEO, we established a fiscal 2016 minimum bonus opportunity equal to 25% of his base salary, a fiscal 2016 target bonus opportunity equal to 135% of his base salary, and a fiscal 2016 maximum bonus opportunity equal to 200% of his base salary. For our President, we established a fiscal 2016 minimum bonus opportunities equal to 25% of his base salary, a fiscal 2016 target bonus opportunity equal to 125% of his base salary, and a fiscal 2016 maximum bonus opportunity equal to 175% of his base salary. For each of our other executive officers, we established a fiscal 2016 minimum bonus opportunity equal to 25% of their base salary, a fiscal 2016 target bonus opportunity equal to 100% of their base salary, and a fiscal 2016 maximum bonus opportunity equal to 150% of their base salary.

In 2016, we plan to continue to grow by opening six new format stores in the United States and two new format stores in Canada. Our planned 2016 store openings represent an approximately 7% growth rate in retail square footage. We also plan to continue to take steps to expand our direct business and customer loyalty programs. We view this growth as key to the creation of sustainable long-term shareholder value. Nevertheless, we believe that growth must be profitable. Accordingly, the Compensation Committee chose operating income as the metric for the 2016 cash bonus opportunities under the Performance Bonus Plan to keep our executive officers focused on operating efficiencies while growing total revenue.

Operating income will be calculated pursuant to the method used in the Company’s Form 10-K for the fiscal year ended December 31, 2016; provided, however, that excluded from the operating income calculation will be (1) any losses on sales of assets, (2) any impairment charges or fixed asset writedowns, (3) any charges related to acquisitions or their integration, (4) any accumulated amortization of deferred grant income, (5) any professional fees associated with restructuring initiatives, (6) any professional fees associated with the review of strategic alternatives, and (7) any severance payments.

Following the completion of fiscal 2016, the Compensation Committee will assess the performance of the Company for the metric to determine the fiscal 2016 cash bonuses payable to our named executive officers. The actual bonuses payable for fiscal 2016, if any, will depend on the extent to which actual Company performance meets, exceeds, or falls short of the corporate financial objectives approved by the Compensation Committee. The Compensation Committee retains discretion to make downward adjustments to the bonuses yielded by the corporate financial objectives, but cannot make upward adjustments. For example, the Compensation Committee could make downward adjustments to the bonuses if there were unusual or extraordinary gains during the year. The Compensation Committee may nonetheless pay discretionary bonuses.

How Individual Forms of Compensation are Structured and Implemented to Reflect the Named Executive Officers’ Individual Performance and Contribution

We are engaged in a strategic effort to increase revenue, profit, and operating efficiency. Our executive officers work as a team to accomplish these goals. Their base pay, annual bonus opportunity, and respective long-term incentive opportunity reflect their individual contribution to the Company and market practices. For fiscal 2015, the extent to which individual short-term incentive bonuses were paid depended on the extent to which corporate financial objectives were met. See “Fiscal 2015 Cash Bonus Opportunities” for a discussion on actual achievement of short-term incentive goals for fiscal 2015.

The executive officers received option and restricted stock unit grants in March 2015 that vest over a four-year period. The amount of each individual grant reflects the Compensation Committee’s assessment of each individual’s contribution.

Policies and Decisions Regarding Adjustment or Recovery of Awards or Payments if Relevant Performance Measures are Restated or Adjusted

We have not restated or adjusted relevant performance measures since we became a public company or before that time. We expect that we would take steps legally permissible to adjust or recover awards or payments in the event relevant performance measures upon which they were based were restated or otherwise adjusted in a manner that would reduce the size of an award or payment.

Impact that Amounts Received or Realizable From Previously Earned Compensation Have on Other Compensation

We maintain no compensation plans or programs where gains from prior compensation would directly influence amounts currently earned. The only factor where gains from prior awards are considered is where the Compensation Committee determines the appropriate size of long-term incentive grants.

Our Proprietary Matters Agreements Contain Recoupment Provisions

We have entered into Proprietary Matters Agreements with our executive officers, which, among other items, restrict our executive officers from disclosing confidential information of the Company, soliciting customers of the Company with whom the executive officer had personal contact and did business with, soliciting the Company’s employees for employment, and encouraging any vendor or supplier to alter its relationship with us. In order to protect our interests and our shareholders, if an executive officer violates the terms of his Proprietary Matters Agreement, the executive officer will forfeit all of his outstanding equity awards. Additionally, the executive officer would be required to reimburse us for any amounts received as profit or gain from any previously granted equity awards.

Our Change of Control Agreements Have a Double Trigger

We have entered into agreements containing change in control severance provisions with our named executive officers and certain members of senior management. Payments to our named executive officers under these agreements are strictly tied to both a change in control and termination of employment. Under these agreements, if any of our named executive officers are terminated without cause or resign for good reason within twenty-four months of certain transactions resulting in a change in control, then the named executive officer will be entitled to receive certain severance benefits. The reasons for the change in control provisions are the same for us as in most companies in most industries. Named executive officers should be free to act in the best interests of shareholders when considering a sale without undue focus on their own job security. Additional information concerning these agreements and the potential payments due under these agreements can be found below in the section titled “Management Change of Control Severance Agreements.”

Impact of Accounting and Tax Treatment on Various Forms of Compensation

In designing our compensation programs, we consider the applicable accounting treatment and seek to preserve tax deductibility, including under Section 162(m) of the Internal Revenue Code, to the extent consistent with the primary objectives of our compensation program. Our annual cash bonus payments under the Performance Bonus Plan, stock option awards, and performance-based restricted stock unit awards are all generally deductible under Section 162(m). We closely monitor the accounting and tax treatment of our Performance Bonus Plan and equity compensation plans, and in granting future awards, we expect to take the accounting and tax treatment into account.

Our Stock Ownership Requirements and Prohibition of Hedging Risk of Stock Ownership Further Align the Interests of our Executive Officers with Shareholders

Since a significant ownership stake in the Company by its directors and executive officers leads to a stronger alignment of interests with shareholders, the Board has established minimum stock ownership and retention guidelines that apply to non-employee directors and executive officers.

•	Non-employee directors are required to own Company stock equal in value to five times their annual cash retainers for Board and Board Committee service.

•	The CEO is required to own stock equal in value to five times his annual base pay.

•	The President and Executive Vice Presidents are required to own stock equal in value to three times their annual base pay.

Non-employee directors have until five years after election or appointment as a non-employee director to obtain these stock ownership levels. Executive officers have until five years after appointment as an executive officer to obtain 50% of these stock ownership levels, and until 10 years after appointment as an executive officer to obtain 100% of these stock ownership levels.

Until such time as a non-employee director or executive officer satisfies the stock ownership guidelines, the non-employee director or executive officer is required to hold 100% of the shares received upon the exercise of stock options and upon the vesting of any restricted stock, restricted stock units, performance stock, performance units, or stock appreciation rights, in each case net of the shares sold or withheld to pay the exercise price and any taxes due upon exercise or vesting.

A modification or exception may be made in the case of a non-employee director or executive officer. Upon the request of a non-employee director or executive officer, the Board will consider if a modification of, or an exception to, the stock ownership and retention guidelines for the non-employee director or executive officer is appropriate in view of the non-employee director’s or executive officer’s personal circumstances.

Our executive officers and directors are not allowed to make a short sale of stock, which we define as any transaction whereby one may benefit from a decline in our stock price, or buy or sell derivative securities relating to the Company’s stock.

The Role of Executive Officers in Determining Compensation

Regarding most compensation matters, including executive compensation, our CEO and our Executive Vice President and Chief Administrative Officer provide recommendations to the Compensation Committee. During fiscal 2015, our CEO and our Executive Vice President and Chief Administrative Officer provided the Compensation Committee recommendations regarding annual salaries, bonus amounts, performance criteria, equity awards, and overall compensation strategy for our executive officers. These recommendations included recommendations regarding their own compensation. Although the Compensation Committee considers information and recommendations presented by our executive officers, it makes executive officer compensation decisions independent of the Company’s management.

Compensation Committee Report

The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis with management. Based on such review and discussions, the Compensation Committee recommended to the Board that the Compensation Discussion and Analysis be included in the Company’s Annual Report on Form 10-K, as amended, for the fiscal year ended January 2, 2016.

The foregoing Compensation Committee Report for fiscal 2015 is provided by the undersigned members of the Compensation Committee.
Michael R. McCarthy (Chairman)
John H. Edmondson
Donna M. Milrod
Beth M. Pritchard
Peter S. Swinburn

Summary Compensation Table

The following table summarizes the total compensation earned by each of our named executive officers for the fiscal years ended January 2, 2016, December 27, 2014, and December 28, 2013.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)(1)	Option Awards ($)(2)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)(3)	Total ($)

Thomas L. Millner, Chief Executive Officer	2015 2014 2013	$1,054,731 $989,000 $989,000	$392,376 - -	$920,636 $1,069,410 $967,290	$1,789,322 $2,353,510 $2,022,205	- - $1,580,422	- - -	$10,400 $10,400 $10,200	$4,167,465 $4,422,320 $5,569,117
Scott K. Williams, President	2015 2014 2013	$517,654 $432,923 $416,539	$166,990 - -	$461,705 $535,534 $403,462	$335,755 $397,577 $285,188	- - $518,280	- - -	$10,400 $10,400 $10,200	$1,492,504 $1,376,434 $1,633,669
Sean Baker, Executive Vice President and Chief Executive Officer of World’s Foremost Bank	2015	$423,077	$136,932	$461,705	$335,755	-	-	$27,069	$1,384,538
Ralph W. Castner, Executive Vice President and Chief Financial Officer	2015 2014 2013	$489,567 $453,462 $450,000	$158,640 - -	$461,705 $535,534 $483,645	$335,755 $397,577 $356,063	- - $555,300	- - -	$28,264 $15,500 $15,300	$1,473,931 $1,402,073 $1,860,308
Michael Copeland, Executive Vice President and Chief Operations Officer as of January 2, 2016, currently Strategic Advisor	2015 2014 2013	$477,803 $424,577 $406,923	$155,300 - -	$461,705 $535,534 $483,645	$335,755 $397,577 $356,063	- - $512,110	- - -	$29,133 $15,500 $15,300	$1,459,696 $1,373,188 $1,774,041
Brian J. Linneman, Strategic Advisor	2015 2014 2013	$541,827 $503,846 $500,000	$175,339 - -	$461,705 $535,534 $483,645	$335,755 $397,577 $356,063	- - $617,000	- - -	$31,418 $15,500 $15,300	$1,546,044 $1,452,457 $1,972,008

(1)
Reflects the grant date fair value in accordance with Financial Accounting Standards Board Accounting Standards Codification 718-10, Share-Based Payment (“ASC 718”). Includes the grant date fair value of performance-based restricted stock units granted to our named executive officers. The performance criteria for fiscal 2015 performance-based restricted stock units is described under “Compensation Discussion and Analysis - Performance Criteria for Performance-Based Restricted Stock Units.”

(2)
Reflects the grant date fair value in accordance with ASC 718. Refer to Note 19 “Stock Based Compensation Plans and Employee Benefit Plans” in the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K filed on February 22, 2016, for the relevant assumptions used to determine the valuation of our option awards.

(3)
For 2015, includes (i) 401(k) Plan matching contributions ($10,400 for Messrs. Millner and Williams and $15,500 for Messrs. Baker, Castner, Copeland, and Linneman), (ii) financial planning services, home security services, and merchandise provided for testing for Messrs. Castner, Copeland, and Linneman, and (iii) financial planning services and home security services for Mr. Baker.

Grants of Plan-Based Awards
The following table sets forth, as to our named executive officers, information concerning equity awards and awards granted under our Performance Bonus Plan during the fiscal year ended January 2, 2016.

Name	Award Type	Grant Date	Estimated Possible Payouts Under Non-Equity Incentive Plan Awards			All Other Stock Awards: Number of Shares of Stock or Units (#)	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock and Option Awards ($)(1)

			Minimum ($)	Target ($)	Maximum ($)

Thomas L. Millner	Annual Option Annual Option Annual RSU Annual PBRSU Annual Cash	03/02/15 03/02/15 03/02/15 03/02/15 -	- - - - $256,250	- - - - $1,281,250	- - - - $2,050,000	- - 2,100 14,500 -	27,650 64,000 - - -	$55.46 $63.78 - - -	$671,511 $1,117,811 $116,466 $804,170 -
Scott K. Williams	Annual Option Annual RSU Annual PBRSU Annual Cash	03/02/15 03/02/15 03/02/15 -	- - - $125,000	- - - $500,000	- - - $750,000	- 2,100 6,225 -	13,825 - - -	$55.46 - - -	$335,755 $116,466 $345,239 -
Sean Baker	Annual Option Annual RSU Annual PBRSU Annual Cash	03/02/15 03/02/15 03/02/15 -	- - - $102,500	- - - $410,000	- - - $615,000	- 2,100 6,225 -	13,825 - - -	$55.46 - - -	$335,755 $116,466 $345,239 -
Ralph W. Castner	Annual Option Annual RSU Annual PBRSU Annual Cash	03/02/15 03/02/15 03/02/15 -	- - - $118,750	- - - $475,000	- - - $712,500	- 2,100 6,225 -	13,825 - - -	$55.46 - - -	$335,755 $116,466 $345,239 -
Michael Copeland	Annual Option Annual RSU Annual PBRSU Annual Cash	03/02/15 03/02/15 03/02/15 -	- - - $116,250	- - - $465,000	- - - $697,500	- 2,100 6,225 -	13,825 - - -	$55.46 - - -	$335,755 $116,466 $345,239 -
Brian J. Linneman	Annual Option Annual RSU Annual PBRSU Annual Cash	03/02/15 03/02/15 03/02/15 -	- - - $131,250	- - - $525,000	- - - $787,500	- 2,100 6,225 -	13,825 - - -	$55.46 - - -	$335,755 $116,466 $345,239 -

(1)     Reflects the grant date fair value of stock and option awards in accordance with ASC 718. Refer to Note 19 “Stock Based Compensation Plans and Employee Benefit Plans” in the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K filed on February 22, 2016, for the relevant assumptions used to determine the valuation of our option awards.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth outstanding stock option awards, classified as exercisable or unexercisable, and stock awards for each of our named executive officers as of January 2, 2016.

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)(6)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)(6)

Thomas L. Millner	111,720 60,000 40,000 30,000 - 15,826 - 6,713 - - -	- - - 10,000 (1) 64,000 (2) 15,824 (3) 64,000 (2) 20,137 (4) 64,000 (2) 27,650 (5) 64,000 (2)	- - - - - - - - - - -	$8.68 $16.18 $26.89 $35.17 $40.45 $50.91 $58.55 $66.32 $76.27 $55.46 $63.78	03/13/2017 03/02/2018 03/02/2019 03/02/2020 03/02/2020 03/02/2021 03/02/2021 03/02/2022 03/02/2022 03/02/2023 03/02/2023	5,555	$259,585	38,636	$1,805,460

Scott K. Williams	12,000 6,338 3,357 -	4,000 (1) 6,337 (3) 10,068 (4) 13,825 (5)	- - - -	$35.17 $50.91 $66.32 $55.46	03/02/2020 03/02/2021 03/02/2022 03/02/2023	5,555	$259,585	15,286	$714,315

Sean B. Baker	9,500 2,400 1,980 1,050 870 4,750 2,688 -	- - - - 290 (1) 4,750 (3) 8,062 (4) 13,825 (5)	- - - - - - - -	$15.25 $8.01 $16.18 $26.89 $35.17 $50.91 $66.32 $55.46	05/13/2016 03/02/2017 03/02/2018 03/02/2019 03/02/2020 03/02/2021 03/02/2022 03/02/2023	5,320	$248,604	11,724	$547,863

Ralph W. Castner	27,500 30,000 24,000 16,000 12,000 7,914 3,357 -	- - - - 4,000 (1) 7,911 (3) 10,068 (4) 13,825 (5)	- - - - - - - -	$19.35 $8.01 $16.18 $26.89 $35.17 $50.91 $66.32 $55.46	05/09/2016 03/02/2017 03/02/2018 03/02/2019 03/02/2020 03/02/2021 03/02/2022 03/02/2023	5,555	$259,585	16,073	$751,091

Michael Copeland	6,475 3,838 4,350 7,500 18,000 12,000 9,000 7,914 3,357 -	- - - - - - 3,000 (1) 7,911 (3) 10,068 (4) 13,825 (5)	- - - - - - - - - -	$15.25 $7.16 $8.01 $12.74 $16.18 $26.89 $35.17 $50.91 $66.32 $55.46	05/13/2016 12/16/2016 03/02/2017 05/12/2017 03/02/2018 03/02/2019 03/02/2020 03/02/2021 03/02/2022 03/02/2023	5,555	$259,585	15,573	$727,726

Brian J. Linneman	27,500 50,000 40,000 30,000 20,000 15,000 7,914 3,357 -	- - - - - 5,000 (1) 7,911 (3) 10,068 (4) 13,825 (5)	- - - - - - - - -	$19.35 $15.25 $8.01 $16.18 $26.89 $35.17 $50.91 $66.32 $55.46	05/09/2016 05/13/2016 03/02/2017 03/02/2018 03/02/2019 03/02/2020 03/02/2021 03/02/2022 03/02/2023	5,555	$259,585	16,573	$774,456

(1)	Options vest in four equal annual installments beginning on March 2, 2013, and have an eight-year term.

(2)	Options vest in three equal annual installments beginning on March 2, 2017, and have an eight-year term.

(3)	Options vest in four equal annual installments beginning on March 2, 2014, and have an eight-year term.

(4)	Options vest in four equal annual installments beginning on March 2, 2015, and have an eight-year term.

(5)	Options vest in four equal annual installments beginning on March 2, 2016, and have an eight-year term.

(6)	Market value of shares calculated by multiplying $46.73, the closing price of our common stock on December 31, 2015, the last business day of fiscal 2015, by the number of shares.
Option Exercises and Stock Vested
The following table presents information regarding the exercise of stock options by our named executive officers and the number of shares acquired by them on the vesting of stock awards during the fiscal year ended January 2, 2016.

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)

Thomas L. Millner	—	—	14,783	$819,865
Scott K. Williams	—	—	6,502	$360,601
Sean Baker	10,000	$326,900	3,779	$207,084
Ralph W. Castner	85,000	$2,657,475	6,896	$382,452
Michael Copeland	12,500	$491,375	6,396	$354,722
Brian J. Linneman	55,000	$1,721,050	7,396	$410,182
Employment Agreement

In January 2004, we entered into an employment agreement with Mr. Cabela. Mr. Cabela agreed to serve in the executive position of Vice Chairman of our Company or such other executive position that may be offered to and accepted by Mr. Cabela. In June 2013, the Board appointed Mr. Cabela as our executive Chairman. Under the employment agreement, Mr. Cabela currently receives an annual base salary of $288,963 and is precluded from participating in any of our incentive compensation programs. We may terminate Mr. Cabela's employment agreement without cause upon 180 days written notice. We may terminate Mr. Cabela's employment agreement at any time for cause. Mr. Cabela may terminate his employment agreement upon 90 days written notice. We are required to pay Mr. Cabela his base salary through the effective date of any termination of his employment agreement. The employment agreement prohibits Mr. Cabela from competing with us for a period of twelve months following the termination of the employment agreement for any reason. Mr. Cabela has assigned to us exclusive rights in and to any intellectual property developed by him during his employment with us in the scope of our actual or anticipated business operations or that relates to any of our actual or anticipated products or services. We are required to provide Mr. Cabela with statutory indemnification to the fullest extent provided by law for any claims asserted against him relating to his service as an officer or director of the Company.

Potential Payments Upon Termination or Change in Control

Management Change of Control Severance Agreements

We have entered into agreements containing change in control severance provisions with our named executive officers. The terms of these agreements are substantially similar for each of our named executive officers. Under these agreements, if any of our named executive officers are terminated without cause or resign for good reason within twenty-four months of certain transactions resulting in a change in control, then they would be entitled to receive severance benefits equal to 2.99 times annual base salary and bonus, payable in a lump sum, and insurance benefits. The bonus element would be equal to the average of the last two incentive bonuses paid. Severance benefits are not payable if employment is terminated due to disability, retirement, or death.

Each of these agreements also provides that any unvested equity award owned by such an executive, that did not vest upon the change in control pursuant to the terms of the applicable plan, would become fully vested and any non-competition and non-solicitation agreements we have with such an executive would automatically terminate. All confidentiality provisions, however, would remain in place.

Generally, pursuant to these agreements, a “change in control" is deemed to occur upon:

•
any acquisition (other than directly from the Company) of more than 50% of the combined voting power of the Company’s then outstanding voting securities by any “person” as defined in the Securities Exchange Act of 1934;

•	the consummation of a sale or other disposition of all or substantially all of the assets of the Company, except for a sale after which the Board does not change;

•	any merger, consolidation, or reorganization of the Company, unless the prior shareholders continue to own at least 51% of the outstanding equity interests of the Company;

•	a complete liquidation or dissolution of the Company; or

•	election of a Board at least a majority of which is not made up of directors as of the date of the change of control agreements or individuals approved by such directors.

In addition, under Mr. Baker’s agreement, a change of control includes change of control events similar to the first four listed above involving World’s Foremost Bank.

Generally, pursuant to these agreements, “good reason” is deemed to exist when there is a:

•	material diminution in the executive’s base compensation;

•	material diminution in the executive’s authority, duties, or responsibilities;

•
material diminution in the authority, duties, or responsibilities of the supervisor to whom the executive is required to report, including, if the executive reports directly to the Board, a requirement that the executive report to a corporate officer or employee instead of reporting directly to the Board;

•	material diminution in the budget over which the executive retains authority; or

•	change in the executive’s principal place of employment by a distance in excess of 100 miles.

Generally, pursuant to these agreements, “cause” includes:

•	the executive being charged with a felony;

•	fraud, embezzlement, or theft by the executive relating to the Company;

•	gross negligence (i.e., actions in bad faith, not merely an error in judgment) of the executive which is materially detrimental to the Company’s business; or

•
failure by the executive to fulfill his duties as an employee of the Company that have not been remedied within 30 days after written notice of such failure or repeated failure to fulfill the same duties after having received two notifications regarding such failure from the Company.

If a change in control had taken place on December 31, 2015, the last business day of fiscal 2015, and our named executive officers were terminated without cause or resigned for good reason as of such date, the estimated severance payments and benefits that would have been provided are as follows.

Name	Lump Sum Cash Payment ($)	Value of 18 Months Coverage for Health and Dental Insurance ($)(1)	Value of 24 Months Coverage for Life and Disability Insurance ($)(1)	Maximum Value of Accelerated Vesting of Stock Options ($)(2)	Maximum Value of Accelerated Vesting of Restricted Stock Units ($)(3)	Maximum Value of Accelerated Vesting of Performance-Based Restricted Stock Units ($)(4)	Total ($)

Thomas L. Millner	$5,516,377	$31,026	$1,536	$517,520	$259,585	$1,805,460	$8,131,504
Scott K. Williams	$2,322,614	$31,026	$1,536	$46,240	$259,585	$714,315	$3,375,316
Sean Baker	$1,790,777	$31,026	$1,536	$3,352	$248,604	$547,863	$2,623,158
Ralph W. Castner	$2,293,979	$31,026	$1,536	$46,240	$259,585	$751,091	$3,383,457
Michael Copeland	$2,194,235	$31,026	$1,536	$34,680	$259,585	$727,726	$3,248,788
Brian J. Linneman	$2,542,478	$31,026	$1,536	$57,800	$259,585	$774,456	$3,666,881

(1)	The health, dental, life, and disability insurance payments are calculated based on the current per employee pro rata costs accrued each month and any premiums payable to third party carriers.

(2)
The maximum value of accelerated vesting of stock options was calculated by multiplying the number of shares underlying unvested options by the closing price of our common stock on December 31, 2015, and then deducting the aggregate exercise price.

(3)
The maximum value of accelerated vesting of restricted stock units was calculated by multiplying the number of shares of unvested restricted stock units by the closing price of our common stock on December 31, 2015.

(4)
The maximum value of accelerated vesting of performance-based restricted stock units was calculated by multiplying the number of shares of unvested performance-based restricted stock units by the closing price of our common stock on December 31, 2015. Vesting assumes the performance criteria had been satisfied.

2004 Stock Plan and 2013 Stock Plan
We have granted stock options and restricted stock units to our named executive officers under our 2004 Stock Plan and our 2013 Stock Plan. The Stock Plans both contain certain change in control provisions. In the event of a change in control, the change in control provisions contained in these plans would operate independently of those contained in our management change of control severance agreements described above. If cash payments were made or option and restricted stock unit vesting was accelerated under these plans as described below, our named executive officers would not receive the value of accelerated vesting of stock options and restricted stock units listed in the table above under their management change of control severance agreements. In other words, the cash payments or accelerated vesting of stock options and restricted stock units described below would be in lieu of the value of accelerated vesting of stock options and restricted stock units listed in the table above.

In the event of a change in control (as defined in the Stock Plans), each outstanding option under the Stock Plans would become fully vested and exercisable or, at the discretion of the Compensation Committee, each outstanding option (whether or not the option is otherwise at that time vested and exercisable for all the option shares) would be canceled in exchange for a payment in cash equal to the product of (i) the excess of the change in control price over the exercise price, and (ii) the number of shares of common stock covered by such option. If a change in control had taken place on December 31, 2015, the maximum value of accelerated vesting of stock options granted under the Stock Plans for each named executive officer would have been as follows using the closing price of our common stock on such date.

Stock Plans
Name	Number of Securities Underlying Unexercisable Options (#)(1)	Closing Price of Common Stock on Dec. 31, 2015 ($)(2)	Option Exercise Price ($)(3)	Maximum Value of Accelerated Vesting of Stock Options ($)(2) minus (3) times (1)	Option Expiration Date

Thomas L. Millner	10,000 64,000 15,824 64,000 20,137 64,000 27,650 64,000	$46.73 $46.73 $46.73 $46.73 $46.73 $46.73 $46.73 $46.73	$35.17 $40.45 $50.91 $58.55 $66.32 $76.27 $55.46 $63.78	$115,600 $401,920 - - - - - -	03/02/2020 03/02/2020 03/02/2021 03/02/2021 03/02/2022 03/02/2022 03/02/2023 03/02/2023

Scott K. Williams	4,000 6,337 10,068 13,825	$46.73 $46.73 $46.73 $46.73	$35.17 $50.91 $66.32 $55.46	$46,240 - - -	03/02/2020 03/02/2021 03/02/2022 03/02/2023

Sean Baker	290 4,750 8,062 13,825	$46.73 $46.73 $46.73 $46.73	$35.17 $50.91 $66.32 $55.46	$3,352 - - -	03/02/2020 03/02/2021 03/02/2022 03/02/2023

Ralph W. Castner	4,000 7,911 10,068 13,825	$46.73 $46.73 $46.73 $46.73	$35.17 $50.91 $66.32 $55.46	$46,240 - - -	03/02/2020 03/02/2021 03/02/2022 03/02/2023

Michael Copeland	3,000 7,911 10,068 13,825	$46.73 $46.73 $46.73 $46.73	$35.17 $50.91 $66.32 $55.46	$34,680 - - -	03/02/2020 03/02/2021 03/02/2022 03/02/2023

Brian J. Linneman	5,000 7,911 10,068 13,825	$46.73 $46.73 $46.73 $46.73	$35.17 $50.91 $66.32 $55.46	$57,800 - - -	03/02/2020 03/02/2021 03/02/2022 03/02/2023

In the event the Compensation Committee selected the cash payment option, the cash payment to each named executive officer for each outstanding option granted under the Stock Plans would be as follows using the closing price of our common stock on December 31, 2015.

Stock Plans
Name	Number of Securities Underlying Outstanding Options (#)(1)	Closing Price of Common Stock on Dec. 31,2015 ($)(2)	Option Exercise Price ($)(3)	Cash Payment ($)(2) minus (3) times (1)	Option Expiration Date

Thomas L. Millner	111,720 (1) 60,000 40,000 40,000 64,000 31,650 64,000 26,850 64,000 27,650 64,000	$46.73 $46.73 $46.73 $46.73 $46.73 $46.73 $46.73 $46.73 $46.73 $46.73 $46.73	$8.68 $16.18 $26.89 $35.17 $40.45 $50.91 $58.55 $66.32 $76.27 $55.46 $63.78	$4,250,946 $1,833,000 $793,600 $462,400 $401,920 - - - - - -	03/13/2017 03/02/2018 03/02/2019 03/02/2020 03/02/2020 03/02/2021 03/02/2021 03/02/2022 03/02/2022 03/02/2023 03/02/2023

Scott K. Williams	16,000 12,675 13,425 13,825	$46.73 $46.73 $46.73 $46.73	$35.17 $50.91 $66.32 $55.46	$184,960 - - -	03/02/2020 03/02/2021 03/02/2022 03/02/2023

Sean Baker	9,500 2,400 1,980 1,050 1,160 9,500 10,750 13,825	$46.73 $46.73 $46.73 $46.73 $46.73 $46.73 $46.73 $46.73	$15.25 $8.01 $16.18 $26.89 $35.17 $50.91 $66.32 $55.46	$299,060 $92,928 $60,489 $20,832 $13,410 - - -	05/13/2016 03/02/2017 03/02/2018 03/02/2019 03/02/2020 03/02/2021 03/02/2022 03/02/2023

Ralph W. Castner	27,500 30,000 24,000 16,000 16,000 15,825 13,425 13,825	$46.73 $46.73 $46.73 $46.73 $46.73 $46.73 $46.73 $46.73	$19.35 $8.01 $16.18 $26.89 $35.17 $50.91 $66.32 $55.46	$752,950 $1,161,600 $733,200 $317,440 $184,960 - - -	05/09/2016 03/02/2017 03/02/2018 03/02/2019 03/02/2020 03/02/2021 03/02/2022 03/02/2023

Michael Copeland	6,475 3,838 4,350 7,500 18,000 12,000 12,000 15,825 13,425 13,825	$46.73 $46.73 $46.73 $46.73 $46.73 $46.73 $46.73 $46.73 $46.73 $46.73	$15.25 $7.16 $8.01 $12.74 $16.18 $26.89 $35.17 $50.91 $66.32 $55.46	$203,833 $151,870 $168,432 $254,925 $549,900 $238,080 $138,720 - - -	05/13/2016 12/16/2016 03/02/2017 05/12/2017 03/02/2018 03/02/2019 03/02/2020 03/02/2021 03/02/2022 03/02/2023

Brian J. Linneman	27,500 50,000 40,000 30,000 20,000 20,000 15,825 13,425 13,825	$46.73 $46.73 $46.73 $46.73 $46.73 $46.73 $46.73 $46.73 $46.73	$19.35 $15.25 $8.01 $16.18 $26.89 $35.17 $50.91 $66.32 $55.46	$752,950 $1,574,000 $1,548,800 $916,500 $396,800 $231,200 - - -	05/09/2016 05/13/2016 03/02/2017 03/02/2018 03/02/2019 03/02/2020 03/02/2021 03/02/2022 03/02/2023

(1)
We granted Mr. Millner these options pursuant to the inducement award exception under the NYSE rules to induce an executive officer to join the Company. These options are governed by the same terms and conditions as if they were granted pursuant to the 2004 Stock Plan.

Notwithstanding the foregoing, if the Compensation Committee determined before the change in control that all outstanding awards of options would be honored or assumed by the acquirer, or alternative awards with equal or better terms would be made available, such outstanding awards of options would not be canceled, their vesting and exercisability would not be accelerated, and there would be no payment in exchange for such awards.

In the event of a change in control (as defined in the Stock Plans), each outstanding restricted stock unit under the Stock Plans would become fully vested. If a change in control had taken place on December 31, 2015, the maximum value of accelerated vesting of restricted stock units granted under the Stock Plans for each named executive officer would have been as follows using the closing price of our common stock on such date.

	Stock Plans
Name	Number of Restricted Stock Units (#)(1)	Closing Price of Common Stock on Dec. 31, 2015 ($)(2)	Maximum Value of Accelerated Vesting of Restricted Stock Units ($)(1) times (2)

Thomas L. Millner	5,555	$46.73	$259,585
Scott K. Williams	5,555	$46.73	$259,585
Sean Baker	5,320	$46.73	$248,604
Ralph W. Castner	5,555	$46.73	$259,585
Michael Copeland	5,555	$46.73	$259,585
Brian J. Linneman	5,555	$46.73	$259,585

Notwithstanding the foregoing, if the Compensation Committee determined before the change in control that all outstanding awards of restricted stock units would be honored or assumed by the acquirer, or alternative awards with equal or better terms would be made available, the vesting of the awards of the restricted stock units would not be accelerated.

In the event of a change in control (as defined in the Stock Plans), each outstanding performance-based restricted stock unit under the Stock Plans would become fully vested (assuming the applicable performance criteria had been satisfied). If a change in control had taken place on December 31, 2015, the maximum value of accelerated vesting of performance-based restricted stock units granted under the Stock Plans for each named executive officer would have been as follows using the closing price of our common stock on such date.

	Stock Plans
Name	Number of Performance-Based Restricted Stock Units (#)(1)	Closing Price of Common Stock on Dec. 31, 2015 ($)(2)	Maximum Value of Accelerated Vesting of Performance-Based Restricted Stock Units ($)(1) times (2)

Thomas L. Millner	38,636	$46.73	$1,805,460
Scott K. Williams	15,286	$46.73	$714,315
Sean Baker	11,724	$46.73	$547,863
Ralph W. Castner	16,073	$46.73	$751,091
Michael Copeland	15,573	$46.73	$727,726
Brian J. Linneman	16,573	$46.73	$774,456

Notwithstanding the foregoing, if the Compensation Committee determined before the change in control that all outstanding awards of performance-based restricted stock units would be honored or assumed by the acquirer, or alternative awards with equal or better terms would be made available, the vesting of the awards of the performance-based restricted stock units would not be accelerated.

Compensation Risks

We believe that risks arising from our compensation policies and practices for our employees are not reasonably likely to have a material adverse effect on the Company. In addition, the Compensation Committee believes that the mix and design of the elements of executive compensation do not encourage management to assume excessive risks.

The Compensation Committee has reviewed the elements of executive compensation to determine whether any portion of executive compensation encouraged excessive risk taking and concluded:

•
significant weighting toward long-term incentive compensation (stock options, restricted stock units, performance-based restricted stock units, and premium-priced stock options) discourages excessive short-term risk taking. These long-term incentives are generally designed to increase in value based on stock price appreciation, which is determined by how the market values our common stock. Because of the strong link between stock price appreciation and how the market values our common stock, the Compensation Committee believes that significant weighting toward long-term incentive compensation helps to minimize the risk that our executive officers will take actions that could cause harm to the Company and its shareholders;

•
annual cash bonus performance metrics are set to create sustainable long-term shareholder value. For fiscal 2015, these metrics were earnings per share, operating margin, total revenue, and comparable store sales. For fiscal 2016, the metric is operating income. Additional information concerning our fiscal 2015 and fiscal 2016 cash bonus opportunities can be found on page 15 under the heading “Fiscal 2015 Cash Bonus Opportunities” and on page 16 under the heading “Fiscal 2016 Cash Bonus Opportunities”;

•	annual cash bonus opportunities are capped by the Compensation Committee as discussed on page 16, which discourages our executive officers from solely focusing on short-term results;

•
stock ownership and retention guidelines described under the heading “Our Stock Ownership Requirements and Prohibition of Hedging Risk of Stock Ownership Further Align the Interests of our Executive Officers with Shareholders” on page 18 discourage excessive risk taking and encourage our executive officers to focus on the creation of long-term value for shareholders rather than solely focusing on short-term results; and

•
as a retailer, the Company does not face the same level of risks associated with compensation for employees at financial services companies (traders and instruments with a high degree of risk) or technology companies (rapidly changing markets).

DIRECTOR COMPENSATION
During the first and second quarters of fiscal 2015, we paid our non-employee directors an annual retainer of $35,000 and a fee of $2,500 for each Board meeting attended ($1,000 for meetings attended by telephone). We also paid the Lead Director an annual retainer of $15,000, the Chair of the Audit Committee an annual retainer of $20,000, the Chair of the Compensation Committee an annual retainer of $15,000, and the Chair of the Nominating and Corporate Governance Committee an annual retainer of $15,000. In addition, each member of the Audit Committee (including the Chair) was paid an annual retainer of $15,000, each member of the Compensation Committee (including the Chair) was paid an annual retainer of $10,000, and each member of the Nominating and Corporate Governance Committee (including the Chair) was paid an annual retainer of $10,000. Beginning in the third quarter of fiscal 2015, we increased the annual retainer for our non-employee directors to $50,000 and eliminated Board meeting fees. We also increased the Lead Director’s annual retainer to $25,000. Directors who are employees of the Company receive no compensation for their service as directors.
We promptly reimburse all non-employee directors for reasonable expenses incurred to attend Board meetings. In addition, non-employee directors are eligible to receive option and restricted stock unit grants under our 2013 Stock Plan. Beginning in June 2015, each of our non-employee directors is automatically granted initial stock options with a grant date fair value (as determined in accordance with ASC 718) of $62,500 and initial restricted stock units with a grant date fair value (as determined in accordance with ASC 718) of $62,500 on the date the non-employee director joins our Board. In addition, subject to certain restrictions in the plan, each non-employee director is automatically granted annual stock options with a grant date fair value (as determined in accordance with ASC 718) of $62,500 and annual restricted stock units with a grant date fair value (as determined in accordance with ASC 718) of $62,500 on the date immediately following our annual meeting of shareholders. The exercise price for each of these options will be the fair market value of the stock underlying the option on the date of the grant. The initial and annual option and restricted stock unit grants to non-employee directors vest on the first anniversary of the grant date.

The table below summarizes the compensation paid to our non-employee directors for the fiscal year ended January 2, 2016.

Name (1)	Fees Earned or Paid in Cash ($)(2)	Stock Awards ($)(3)	Option Awards ($)(3)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Theodore M. Armstrong	$114,398	$62,493	$62,509	—	—	—	$239,400
John H. Edmondson	$85,000	$62,493	$62,509	—	—	—	$210,002
John Gottschalk(4)	$54,077	—	—	—	—	—	$54,077
Dennis Highby	$50,000	$62,493	$62,509	—	—	—	$175,002
Reuben Mark(4)	$45,000	—	—	—	—	—	$45,000
Michael R. McCarthy	$131,500	$62,493	$62,509	—	—	—	$256,502
Donna M. Milrod	$104,398	$62,493	$62,509	—	—	—	$229,400
Beth M. Pritchard	$70,000	$62,493	$62,509	—	—	—	$195,002
Peter S. Swinburn(5)	$27,816	$62,491	$62,506	—	—	—	$152,813
James F. Wright (6)	$57,549	—	$108,627	—	—	—	$166,176

(1)
Mr. Cabela, the Company’s executive Chairman, and Mr. Millner, the Company’s CEO, are not included in this table as they are employees of the Company and thus receive no compensation for their service as directors. The compensation received by Mr. Millner as an employee of the Company is shown in the Summary Compensation Table on page 20. Compensation received by Mr. Cabela is not required to be presented in the Summary Compensation Table pursuant to the rules of the SEC because he did serve as the Company’s principal executive officer or principal financial officer, and was not one of the Company’s other three most highly compensated executive officers, at any time during fiscal 2015.

(2)
The amount shown is the amount earned during fiscal 2015 by our non-employee directors. Our non-employee directors are paid annual retainer amounts in four quarterly installments. These installments are paid at the beginning of each quarter. Fees earned for meeting attendance during a quarter are paid at the beginning of the following quarter. The amount shown includes $29,398, $29,398, $11,577, and 26,500 for each of Ms. Milrod and Messrs. Armstrong, Gottschalk, and McCarthy, respectively, for fees earned as a director of World’s Foremost Bank, our wholly-owned bank subsidiary.

(3)
Reflects the grant date fair value in accordance with ASC 718. Refer to Note 19 “Stock Based Compensation Plans and Employee Benefit Plans” in the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K filed on February 22, 2016, for the relevant assumptions used to determine the valuation of our option awards. As of January 2, 2016, each director had the following number of stock options outstanding: Mr. Armstrong, 30,047; Mr. Edmondson, 24,047; Mr. Highby, 8,047; Mr. McCarthy, 30,047; Ms. Milrod, 8,047; Ms. Pritchard, 13,047; Mr. Swinburn 3,509; and Mr. Wright, 5,000. As of January 2, 2016, each director had the following number of restricted stock units outstanding: Mr. Armstrong, 1,217; Mr. Edmondson, 1,217; Mr. Highby, 1,217; Mr. McCarthy, 1,217; Ms. Milrod, 1,217; Ms. Pritchard, 1,217; Mr. Swinburn 1,398; and Mr. Wright, none.

(4)	Messrs. Gottschalk and Mark retired from the Board as of the June 3, 2015, Annual Meeting of Shareholders.

(5)	Mr. Swinburn was appointed as a director on August 10, 2015.

(6)	Mr. Wright was appointed as a director on April 14, 2015.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
EQUITY COMPENSATION PLAN INFORMATION AS OF FISCAL YEAR-END
The following table summarizes, as of January 2, 2016, information about our compensation plans under which equity securities of the Company are authorized for issuance.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options	Weighted-Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans

Equity compensation plans approved by security holders	2,938,166 (1)	$36.07	4,517,547 (2)
Equity compensation plans not approved by security holders	111,720 (3)	$8.68	—
Total	3,049,886	$34.68	4,517,547 (2)

(1)
Includes 838,128 shares underlying outstanding restricted stock units (including performance-based restricted stock units). Because there is no exercise price associated with restricted stock units, such equity awards are not included in the weighted-average exercise price calculation.

(2)	Of these shares, 1,812,295 remain available for future issuance under our 2013 Employee Stock Purchase Plan and 2,705,252 remain available for future issuance under our 2013 Stock Plan.

(3)
The Company’s non-shareholder approved plan is the inducement exception plan pursuant to NYSE rules for awards granted to Mr. Millner pursuant to his prior employment agreement (“Millner Inducement Exception Awards”), under which no further grants may be made. The Millner Inducement Exception Awards were made pursuant to the inducement award exception under the NYSE rules to induce an executive officer to join the Company. These awards were granted to Mr. Millner pursuant to his prior employment agreement and were made in order to attract and retain an executive of his unique caliber and experience. The outstanding Millner Inducement Exception Awards consists of options to purchase 111,720 shares of common stock at $8.68 per share that vested ratably on March 13, 2010, March 13, 2011, and March 13, 2012. These options expire on March 13, 2017.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of April 25, 2016 (except as noted below), the number and percentage of outstanding shares of our common stock beneficially owned by each person known by us to beneficially own more than 5% of such stock, by each director and named executive officer, and by all directors and executive officers as a group.
We have determined beneficial ownership in accordance with the rules of the SEC. Except as otherwise indicated in the footnotes to the table below, we believe that the beneficial owners of the common stock listed below, based on the information furnished by such owners, have sole voting power and investment power with respect to such shares, subject to applicable community property laws. We have based our calculation of the percentage of beneficial ownership on 68,265,274 shares of common stock issued and outstanding as of April 25, 2016.
In computing the number of shares of common stock beneficially owned by a person and the percentage ownership of that person, we deemed outstanding shares of common stock as to which the person has the right to acquire beneficial ownership within 60 days of April 25, 2016, through the exercise of any option, conversion rights, or other rights. We did not deem these shares outstanding for purposes of computing the percentage ownership of any other person.

Name of Beneficial Owner	Number of Shares of Common Stock Beneficially Owned	Percentage of Shares of Common Stock Beneficially Owned

5% Shareholders
James W. Cabela (1)	11,205,376	16.4%
Elliott Associates, L.P. (2)	6,046,496	8.9%
Shapiro Capital Management LLC (3)	4,874,313	7.1%
Cabela’s Family, LLC (4)	4,641,809	6.8%
Blackrock, Inc. (5)	3,604,826	5.3%
Credit Suisse AG (6)	3,564,170	5.2%
The London Company (7)	3,486,926	5.1%
Directors and Named Executive Officers
Thomas L. Millner (8)	442,443	*
Scott K. Williams (9)	59,978	*
Sean Baker (10)	52,026	*
Ralph W. Castner (11)	476,634	*
Michael Copeland (12)	115,895	*
Brian J. Linneman (13)	385,691	*
Theodore M. Armstrong (14)	46,572	*
John H. Edmondson (15)	37,264	*
Dennis Highby (16)	358,816	*
Michael R. McCarthy (17)	1,591,373	2.3%
Donna M. Milrod (18)	9,839	*
Beth M. Pritchard (19)	20,264	*
Peter S. Swinburn	—	*
James F. Wright(20)	8,000	*
All Directors and Executive Officers (15 persons) (21)	14,549,798	21.1%

*	Less than 1% of total.

(1)	Includes 10,402 shares of common stock held in our 401(k) Plan. The address for Mr. Cabela is c/o Cabela’s Incorporated, One Cabela Drive, Sidney, Nebraska 69160.

(2)
This is based on a Schedule 13D/A filed with the SEC on February 25, 2016 (the “Schedule 13D/A”), by Elliott Associates, L.P. (“Elliott”), Elliott International, L.P. (“Elliott International”), and Elliott International Capital Advisors Inc. (“EICA”). According to the Schedule 13D/A, (i) Elliott had sole voting power and sole dispositive power with regard to 2,554,880 shares of common stock and (ii) Elliott International and EICA had shared voting power and shared dispositive power with regard to 3,491,616 shares of common stock as of February 25, 2016. The Schedule 13D/A also states that Elliott, through The Liverpool Limited Partnership, a Bermuda limited partnership and a wholly-owned subsidiary of Elliott, and Elliott International have entered into notional principal amount derivative agreements in the form of cash settled swaps with regard to 49,888 and 1,564,699 shares of common stock, respectively. According to a Schedule 13D filed with the SEC on October 28, 2015, by Elliott, Elliott International, and EICA, (i) Elliott’s and EICA’s address is 40 West 57th Street, New York, New York 10019 and (ii) Elliott International’s address is c/o Maples & Calder, P.O. Box 309, Ugland House, South Church Street, George Town, Cayman Islands, British West Indies

(3)
This is based on a Schedule 13G filed with the SEC on February 12, 2016, by Shapiro Capital Management LLC and Samuel R. Shapiro. According to the Schedule 13G, Shapiro Capital Management LLC had sole voting power with regard to 4,458,813 shares of common stock, shared voting power with regard to 390,500 shares of common stock, and sole dispositive power with regard to 4,849,313 shares of common stock as of December 31, 2015. According to the Schedule 13G, Mr. Shapiro had sole voting power and sole dispositive power with regard to 25,000 shares of common stock as of December 31, 2015. The Schedule 13G states that Shapiro Capital Management LLC’s and Mr. Shapiro’s address is 3060 Peachtree Road, Suite 1555 N.W., Atlanta, Georgia, 30305.

(4)
This is based on a Schedule 13G/A filed with the SEC on February 16, 2016, by Cabela’s Family, LLC. According to the Schedule 13G/A, Cabela’s Family, LLC had sole voting power and sole dispositive power with regard to 4,641,809 shares of common stock as of December 31, 2015. The Schedule 13G/A states that Cabela’s Family, LLC’s address is 3020 11th Avenue, Sidney, Nebraska 69162.

(5)
This is based on a Schedule 13G filed with the SEC on February 9, 2016, by BlackRock, Inc. According to the Schedule 13G, BlackRock, Inc. had sole voting power with regard to 3,422,430 shares of common stock and sole dispositive power with regard to 3,604,826 shares of common stock as of December 31, 2015. The Schedule 13G states that BlackRock Inc.’s address is 55 East 52nd Street, New York, New York 10055.

(6)
This is based on a Schedule 13G filed with the SEC on February 16, 2016, by Credit Suisse AG. According to the Schedule 13G, Credit Suisse AG had shared voting power and shared dispositive power with regard to 3,564,170 shares of common stock as of December 31, 2015. The Schedule 13G states that Credit Suisse AG’s address is Uetlibergstrasse 231, P.O. Box 900, CH 8070, Zurich, Switzerland.

(7)
This is based on a Schedule 13G/A filed with the SEC on February 9, 2016, by The London Company. According to the Schedule 13G/A, The London Company had sole voting power and sole dispositive power with regard to 3,206,253 shares of common stock as of December 31, 2015, and shared dispositive power with regard to 280,673 shares of common stock as of December 31, 2015. The Schedule 13G/A states that The London Company’s address is 1800 Bayberry Court, Suite 301, Richmond, Virginia 23266.

(8)
Includes (a) 773 shares of common stock (unitized) held in our 401(k) Plan through the Cabela’s stock fund and (b) 295,798 shares of common stock issuable upon exercise of stock options within 60 days of April 25, 2016.

(9)
Includes (a) 771 shares of common stock (unitized) held in our 401(k) Plan through the Cabela’s stock fund and (b) 35,678 shares of common stock issuable upon exercise of stock options within 60 days of April 25, 2016.

(10)
Includes (a) 2,302 shares of common stock (unitized) held in our 401(k) Plan through the Cabela’s stock fund and (b) 32,048 shares of common stock issuable upon exercise of stock options within 60 days of April 25, 2016.

(11)
Includes (a) 119 shares of common stock held in our 401(k) Plan, (b) 929 shares of common stock (unitized) held in our 401(k) Plan through the Cabela’s stock fund, (c) 108,042 shares of common stock issuable upon exercise of stock options within 60 days of April 25, 2016, and (d) 111,981 shares of common stock held by Castner Family, LLC.

(12)
Includes (a) 408 shares of common stock (unitized) held in our 401(k) Plan through the Cabela’s stock fund and (b) 86,205 shares of common stock issuable upon exercise of stock options within 60 days of April 25, 2016.

(13)
Includes (a) 314 shares of common stock held in our 401(k) Plan, (b) 930 shares of common stock (unitized) held in our 401(k) Plan through the Cabela’s stock fund, and (c) 159,542 shares of common stock issuable upon exercise of stock options within 60 days of April 25, 2016.

(14)	Includes 30,047 shares of common stock issuable upon exercise of stock options and 1,217 shares of common stock issuable upon the vesting of restricted stock units within 60 days of April 25, 2016.

(15)	Includes 24,047 shares of common stock issuable upon exercise of stock options and 1,217 shares of common stock issuable upon the vesting of restricted stock units within 60 days of April 25, 2016.

(16)
Includes (a) 14,595 shares of common stock held in our 401(k) Plan, (b) 358 shares of common stock (unitized) held in our 401(k) Plan, (c) 242,302 shares of common stock held by Highby Family, LLC, (d) 8,047 shares of common stock issuable upon exercise of stock options within 60 days of April 25, 2016, and (e) 1,217 shares of common stock issuable upon the vesting of restricted stock units within 60 days of April 25, 2016.

(17)
Includes (a) 26,047 shares of common stock issuable upon exercise of stock options within 60 days of April 25, 2016, (b) 1,217 shares of common stock issuable upon the vesting of restricted stock units within 60 days of April 25, 2016 and (c) 1,513,916 shares of common stock held by MGL Holdings, LLC, or Holdings. Holdings is a wholly-owned subsidiary of McCarthy Group, LLC, or MGL. McCarthy Capital Corporation is an indirectly wholly-owned subsidiary of MGL and also the manager of Holdings. Mr. McCarthy is the Chairman of MGL.

(18)	Includes 8,047 shares of common stock issuable upon exercise of stock options and 1,217 shares of common stock issuable upon the vesting of restricted stock units within 60 days of April 25, 2016.

(19)	Includes 13,047 shares of common stock issuable upon exercise of stock options and 1,217 shares of common stock issuable upon the vesting of restricted stock units within 60 days of April 25, 2016.

(20)	Includes 5,000 shares of common stock issuable upon exercise of stock options within 60 days of April 25, 2016.

(21)
Includes 747,414 shares of common stock issuable upon exercise of stock options and 7,302 shares of common stock issuable upon the vesting of restricted stock unit within 60 days of April 25, 2016. Messrs. Copeland’s and Linneman’s beneficial ownership is not included in this amount as they are no longer executive officers of the Company.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
TRANSACTIONS WITH RELATED PERSONS
The Audit Committee has adopted a policy and procedures for review, approval, and monitoring of transactions involving the Company and “related persons” (directors, executive officers, shareholders owning more than five percent of any class of the Company’s voting securities, and any immediate family member of any of the foregoing). The policy covers any transaction, arrangement, or relationship in which the Company was, is, or will be a participant and the amount involved exceeds $120,000, and in which any related person had, has, or will have a direct or indirect interest.
Related person transactions must be approved or ratified by the Audit Committee. The Audit Committee will approve or ratify only those related person transactions that are in, or are not inconsistent with, the best interests of the Company and its shareholders, as the Committee determines in good faith. In considering the transaction, the Audit Committee will consider all of the relevant facts and circumstances available to the Committee, including (if applicable), but not limited to: the benefits to the Company; the impact on a director’s independence in the event the related person is a director, an immediate family member of a director, or an entity in which a director is a partner, shareholder, or executive officer; the availability of other sources for comparable products or services; the terms of the transaction; and the terms available to unrelated third parties or to employees generally. No member of the Audit Committee will participate in any review, consideration, or approval of any related person transaction with respect to which such member or any of his or her immediate family members is the related person.
The Audit Committee will annually review any previously approved or ratified related person transactions that remain ongoing. Based on all relevant facts and circumstances, taking into consideration the Company’s contractual obligations, the Audit Committee will determine if it is in the best interests of the Company and its shareholders to continue, modify, or terminate the related person transactions.
In fiscal 2015, we paid $138,345 in salary to Matthew Highby, a son of Mr. Dennis Highby, a director. Mr. Matthew Highby was also granted equity awards with a grant date fair value (as determined in accordance with ASC 718) of $22,739. In fiscal 2015, Mr. Matthew Highby was also eligible to participate in all benefit programs generally available to employees and his compensation is commensurate with that of his peers.
In fiscal 2015, we paid $106,155 in salary to Kurtis Kaiser, a son-in-law of Mr. Dennis Highby, a director. Mr. Kaiser was also granted equity awards with a grant date fair value (as determined in accordance with ASC 718) of $21,352. In fiscal 2015, Mr. Kaiser was also eligible to participate in all benefit programs generally available to employees and his compensation is commensurate with that of his peers.
In fiscal 2015, we paid $150,324 in salary to Sarah Kaiser, a daughter of Mr. Dennis Highby, a director. Ms. Kaiser was also granted equity awards with a grant date fair value (as determined in accordance with ASC 718) of $51,439. In fiscal 2015, Ms. Kaiser was also eligible to participate in all benefit programs generally available to employees and her compensation is commensurate with that of her peers.
In fiscal 2015, we paid $103,696 in salary to Carter Kokjer, a son-in-law of Mr. Dennis Highby, a director. Mr. Kokjer was also granted equity awards with a grant date fair value (as determined in accordance with ASC 718) of $19,966. In fiscal 2015, Mr. Kokjer was also eligible to participate in all benefit programs generally available to employees and his compensation is commensurate with that of his peers.
In fiscal 2015, we paid $141,105 in salary to Trent Santero, a son-in-law of Mr. Dennis Highby, a director. Mr. Santero was also granted equity awards with a grant date fair value (as determined in accordance with ASC 718) of $45,726. In fiscal 2015, Mr. Santero was also eligible to participate in all benefit programs generally available to employees and his compensation is commensurate with that of his peers.
DIRECTOR INDEPENDENCE
Our Board currently consists of 10 members. Seven of our directors are independent under the requirements set forth in the NYSE listing standards and our Governance Guidelines. For a director to be considered independent, the Board must determine that the director does not have any direct or indirect material relationship with Cabela’s. The Board has established guidelines to assist it in determining director independence, which conform to or exceed the independence requirements of the NYSE listing standards. The Board also has determined that certain relationships between Cabela’s and its directors are categorically immaterial and shall not disqualify a director or nominee from being considered independent. These independence guidelines and categorical standards are set forth in our Corporate Governance Guidelines, which are available on our website at www.cabelas.com.

In addition to applying the independence guidelines, the Board will consider all relevant facts and circumstances in making an independence determination, and not merely from the standpoint of the director, but also from that of persons or organizations with which the director has an affiliation. The Board has determined that Mss. Milrod and Pritchard, and Messrs. Armstrong, Edmondson, McCarthy, Swinburn, and Wright satisfy the NYSE independence requirements and Cabela’s independence guidelines. The Board also has determined that (i) Ms. Milrod and Messrs. Armstrong, Edmondson, Swinburn, and Wright have no relationships with the Company (other than being a director and shareholder), (ii) former independent director Mr. Reuben Mark had no relationships with the Company (other than being a director and shareholder), (iii) former independent director Mr. John Gottschalk had one immaterial relationship with the Company that falls within category i. of the categorical standards adopted by the Board, and (iv) Ms. Pritchard had one immaterial relationship with the Company that falls within category i. of the categorical standards adopted by the Board.
In making its independence determinations with respect to Messrs. Gottschalk and McCarthy, the Board considered that Messrs. Gottschalk and McCarthy each own an indirect interest of less than 5% in a supplier that the Company purchased less than $4.7 million of merchandise from in fiscal 2015 in the ordinary course of business and in accordance with the Company’s normal sourcing procedures. The Company anticipates that it will continue to purchase merchandise from this supplier. Based on the Board’s consideration of Messrs. Gottschalk’s and McCarthy’s indirect ownership interests in this supplier and the fact that Messrs. Gottschalk and McCarthy were not involved in any transactions between the Company and this supplier, the Board determined that Messrs. Gottschalk’s and McCarthy’s indirect interests in this supplier did not give rise to a material relationship with the Company.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
The following table shows the aggregate fees billed to us for professional services by Deloitte & Touche LLP (“Deloitte”) for fiscal years 2015 and 2014:

	Fiscal 2015	Fiscal 2014

Audit Fees	$1,182,000	$1,109,600
Audit-Related Fees	365,905	551,805
Tax Fees	160,237	580,275
All Other Fees	4,000	4,000
Total Fees	$1,712,142	$2,245,680

A description of the types of services provided in each category is as follows:
Audit Fees - For fiscal 2015 and 2014, includes fees for professional services and expenses relating to the audit of our annual financial statements, the audit of our internal control over financial reporting, and the review of our quarterly financial information.
Audit-Related Fees - For fiscal 2015 and 2014, includes fees for professional services and expenses relating to work for our wholly-owned bank subsidiary, World’s Foremost Bank, as it relates to the bank’s securitization transactions.
Tax Fees - For fiscal 2015 and 2014, includes fees for professional services and expenses related to ongoing IRS examinations.
All Other Fees - For fiscal 2015 and 2014, consists of a subscription service for use of an accounting research tool.
None of the services described above were approved pursuant to the de minimis exception provided in Rule 2-01(c)(7)(i)(C) of Regulation S-X promulgated by the SEC. The Audit Committee also concluded that Deloitte’s provision of audit and non-audit services to the Company and its affiliates is compatible with Deloitte’s independence.

The Audit Committee has adopted a policy for the pre-approval of audit and permitted non-audit services that may be performed by the Company's independent registered public accounting firm. Under this policy, each year, at the time it engages the independent registered public accounting firm, the Audit Committee pre-approves the audit engagement terms and fees and also may pre-approve detailed types of audit-related and permitted tax and other services, subject to certain dollar limits, to be performed during the next twelve months. All other non-audit services are required to be pre-approved by the Audit Committee on an engagement-by-engagement basis, subject to those exceptions that may be permitted by applicable law. The Audit Committee may delegate its authority to pre-approve services to one or more of its members, whose activities shall be reported to the Audit Committee at each regularly scheduled meeting.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as part of this report:

3. Exhibits:
The exhibits listed in Part IV, Item 15(b) of the Original Filing and the exhibits listed in the exhibit index of this Amendment are filed with, or incorporated by reference in, this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

CABELA’S INCORPORATED

Dated:	April 29, 2016	By:	/s/ Thomas L. Millner
Thomas L. Millner
Chief Executive Officer

Exhibit Index

Exhibit Number	Description

31.3	Certification of CEO Pursuant to Rule 13a-14(a) under the Exchange Act

31.4	Certification of CFO Pursuant to Rule 13a-14(a) under the Exchange Act