Form 10-Q
period 2016-07-02
CABELAS INC
filed 2016-07-28
CIK 1267130

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 2, 2016
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
Common stock, $0.01 par value: 68,465,292 shares as of July 25, 2016

CABELA’S INCORPORATED

FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED JULY 2, 2016

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

CABELA’S INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Dollars in Thousands Except Earnings Per Share)
(Unaudited)
	Three Months Ended		Six Months Ended
	July 2, 2016	June 27, 2015	July 2, 2016	June 27, 2015
Revenue:
Merchandise sales	$786,203	$706,068	$1,506,118	$1,403,722
Financial Services revenue	135,081	124,943	275,904	247,856
Other revenue	8,613	5,265	12,537	11,774
Total revenue	929,897	836,276	1,794,559	1,663,352
Cost of revenue:
Merchandise costs (exclusive of depreciation and amortization)	527,409	452,994	1,015,401	919,213
Cost of other revenue	4,138	—	4,291	220
Total cost of revenue (exclusive of depreciation and amortization)	531,547	452,994	1,019,692	919,433

Selling, distribution, and administrative expenses	329,682	319,892	658,871	635,996
Impairment and restructuring charges	959	—	3,931	—

Operating income	67,709	63,390	112,065	107,923

Interest expense, net	(8,285)	(4,588)	(17,516)	(8,362)
Other non-operating income, net	2,780	2,025	3,681	3,765

Income before provision for income taxes	62,204	60,827	98,230	103,326
Provision for income taxes	24,445	20,770	37,582	36,495
Net income	$37,759	$40,057	$60,648	$66,831

Earnings per basic share	$0.55	$0.56	$0.89	$0.94
Earnings per diluted share	$0.55	$0.56	$0.88	$0.93

Basic weighted average shares outstanding	68,388,426	71,065,258	68,168,772	71,168,661
Diluted weighted average shares outstanding	68,909,403	71,372,975	68,799,980	71,705,134

Refer to notes to unaudited condensed consolidated financial statements.

CABELA’S INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In Thousands)
(Unaudited)
	Three Months Ended		Six Months Ended
	July 2, 2016	June 27, 2015	July 2, 2016	June 27, 2015

Net income	$37,759	$40,057	$60,648	$66,831
Other comprehensive income (loss):
Unrealized gain (loss) on economic development bonds, net of taxes of $697, $(1,790), $1,267, and $(881)	1,100	(2,859)	1,664	(1,615)
Foreign currency translation adjustments	1,782	1,788	16,462	(13,723)
Total other comprehensive income (loss)	2,882	(1,071)	18,126	(15,338)
Comprehensive income	$40,641	$38,986	$78,774	$51,493

Refer to notes to unaudited condensed consolidated financial statements.

CABELA’S INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands Except Par Values)
(Unaudited)
	July 2, 2016	January 2, 2016	June 27, 2015
ASSETS
CURRENT
Cash and cash equivalents	$542,067	$315,066	$144,234
Restricted cash of the Trust	40,978	40,983	34,104
Accounts receivable, net	39,278	79,330	29,469
Credit card loans (includes restricted credit card loans of the Trust of $5,114,711,$5,066,660, and $4,421,172), net of allowance for loan losses of $83,950,$75,911, and $54,742	5,062,226	5,035,267	4,392,769
Inventories	888,209	819,271	900,761
Prepaid expenses and other current assets	122,139	117,330	106,498
Income taxes receivable and deferred income taxes (at June 27, 2015, only)	60,180	77,698	144,592
Total current assets	6,755,077	6,484,945	5,752,427
Property and equipment, net	1,839,451	1,811,302	1,763,483
Deferred income taxes	28,417	28,042	—
Other assets	142,314	138,715	118,044
Total assets	$8,765,259	$8,463,004	$7,633,954

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT
Accounts payable, including unpresented checks of $28,667, $23,580, and $20,149	$253,488	$281,985	$325,548
Gift instruments, credit card rewards, and loyalty rewards programs	353,570	365,427	326,240
Accrued expenses and other liabilities	165,610	224,733	191,934
Time deposits	187,324	215,306	274,633
Current maturities of secured variable funding obligations of the Trust	—	655,000	65,000
Current maturities of secured long-term obligations of the Trust, net	1,359,032	509,673	467,205
Current maturities of long-term debt	68,461	223,452	223,443
Total current liabilities	2,387,485	2,475,576	1,874,003
Long-term time deposits	1,009,549	664,593	552,842
Secured long-term obligations of the Trust, less current maturities, net	2,466,054	2,721,259	2,636,209
Long-term debt, less current maturities, net	842,728	635,898	599,502
Deferred income taxes	—	—	10,947
Other long-term liabilities	134,349	137,035	135,679

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Preferred stock, $0.01 par value; Authorized – 10,000,000 shares; Issued – none	—	—	—
Common stock, $0.01 par value:
Class A Voting, Authorized – 245,000,000 shares
Issued – 71,595,020, 71,595,020, and 71,598,231 shares	716	716	716
Outstanding – 68,465,082, 67,818,715, and 70,675,975 shares
Additional paid-in capital	372,994	389,754	370,874
Retained earnings	1,712,510	1,651,862	1,529,363
Accumulated other comprehensive loss	(32,788)	(50,914)	(27,044)
Treasury stock, at cost – 3,129,938, 3,776,305, and 922,256 shares	(128,338)	(162,775)	(49,137)
Total stockholders’ equity	1,925,094	1,828,643	1,824,772
Total liabilities and stockholders’ equity	$8,765,259	$8,463,004	$7,633,954
Refer to notes to unaudited condensed consolidated financial statements.

CABELA’S INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(Unaudited)
	Six Months Ended
	July 2, 2016	June 27, 2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$60,648	$66,831
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation and amortization	74,696	63,049
Impairment and restructuring charges	3,931	—
Stock-based compensation	12,555	10,408
Deferred income taxes	(1,643)	7,514
Provision for loan losses	55,224	29,061
Other, net	(8,816)	(1,196)
Change in operating assets and liabilities, net:
Accounts receivable	39,714	32,970
Credit card loans originated from internal operations, net	79,398	79,883
Inventories	(63,674)	(143,994)
Prepaid expenses and other current assets	(1,935)	(14,268)
Accounts payable and accrued expenses and other liabilities	(75,798)	(21,475)
Gift instruments, credit card rewards, and loyalty rewards programs	(12,476)	(12,982)
Other long-term liabilities	(2,118)	10,601
Income taxes receivable	17,517	(24,525)
Net cash provided by operating activities	177,223	81,877

CASH FLOWS FROM INVESTING ACTIVITIES:
Property and equipment additions	(99,284)	(221,046)
Change in credit card loans originated externally, net	(161,581)	(80,527)
Change in restricted cash of the Trust, net	5	300,708
Other investing changes, net	1,900	954
Net cash (used in) provided by investing activities	(258,960)	89

CASH FLOWS FROM FINANCING ACTIVITIES:
Change in unpresented checks net of bank balances	5,087	(18,641)
Change in time deposits, net	316,974	21,419
Borrowings on secured obligations of the Trust	2,740,000	978,750
Repayments on secured obligations of the Trust	(2,800,000)	(1,330,000)
Borrowings on revolving credit facilities and inventory financing	665,261	773,065
Repayments on revolving credit facilities and inventory financing	(401,990)	(438,996)
Payments on long-term debt	(223,295)	(8,286)
Tax withholdings on share-based payment awards, net of employee stock option exercises	1,673	(2,601)
Excess tax benefit on share-based payment awards	3,753	1,540
Purchase of treasury stock	—	(53,279)
Debt issuance costs paid	(2,421)	—
Net cash provided by (used in) financing activities	305,042	(77,029)

Effect of exchange rates on cash and cash equivalents	3,696	(3,461)

Net change in cash and cash equivalents	227,001	1,476
Cash and cash equivalents, at beginning of period	315,066	142,758
Cash and cash equivalents, at end of period	$542,067	$144,234
Refer to notes to unaudited condensed consolidated financial statements.

CABELA’S INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Dollars in Thousands)
(Unaudited)
	Common Stock Shares	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total

Balance, beginning of 2015	71,093,216	$711	$365,973	$1,462,532	$(11,706)	$—	$1,817,510
Net income	—	—	—	66,831	—	—	66,831
Other comprehensive loss	—	—	—	—	(15,338)	—	(15,338)
Common stock repurchased	—	—	—	—	—	(53,279)	(53,279)
Stock-based compensation	—	—	10,109	—	—	—	10,109
Exercise of employee stock options and tax withholdings on share-based payment awards, net	505,015	5	(6,748)	—	—	4,142	(2,601)
Excess tax benefit on share-based payment awards	—	—	1,540	—	—	—	1,540
Balance at June 27, 2015	71,598,231	$716	$370,874	$1,529,363	$(27,044)	$(49,137)	$1,824,772

Balance, beginning of 2016	71,595,020	$716	$389,754	$1,651,862	$(50,914)	$(162,775)	$1,828,643
Net income	—	—	—	60,648	—	—	60,648
Other comprehensive income	—	—	—	—	18,126	—	18,126
Stock-based compensation	—	—	12,251	—	—	—	12,251
Exercise of employee stock options and tax withholdings on share-based payment awards, net	—	—	(32,764)	—	—	34,437	1,673
Excess tax benefit on share-based payment awards	—	—	3,753	—	—	—	3,753
Balance at July 2, 2016	71,595,020	$716	$372,994	$1,712,510	$(32,788)	$(128,338)	$1,925,094
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
Cash and Cash Equivalents – Cash and cash equivalents of the Financial Services segment were $455 million, $157 million, and $83 million at July 2, 2016, January 2, 2016, and June 27, 2015, respectively. Due to regulatory restrictions on WFB, the Company cannot use WFB’s cash for non-banking operations.

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
Reporting Periods – Unless otherwise stated, the fiscal periods referred to in the notes to these condensed consolidated financial statements are the 13 weeks ended July 2, 2016 (“three months ended July 2, 2016”), the 13 weeks ended June 27, 2015 (“three months ended June 27, 2015”), the 26 weeks ended July 2, 2016 (“six months ended July 2, 2016”), the 26 weeks ended June 27, 2015 (“six months ended June 27, 2015”), and the 53 weeks ended January 2, 2016 (“fiscal year ended 2015”). WFB follows a calendar fiscal period and, accordingly, the respective three and six month periods ended on June 30, 2016 and 2015, and the fiscal year ended on December 31, 2015.

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

	January 2, 2016			June 27, 2015
	As Reported	Adjustment	As Adjusted	As Reported	Adjustment	As Adjusted

Other assets (including economic development bonds)	$148,214	$(9,499)	$138,715	$125,745	$(7,701)	$118,044
Total assets	8,472,503	(9,499)	8,463,004	7,641,655	(7,701)	7,633,954
Current maturities of secured long-term obligations of the Trust	510,000	(327)	509,673	467,500	(295)	467,205
Total current liabilities	2,475,903	(327)	2,475,576	1,874,298	(295)	1,874,003
Secured long-term obligations of the Trust, less current maturities	2,728,500	(7,241)	2,721,259	2,643,500	(7,291)	2,636,209
Long-term debt, less current maturities	637,829	(1,931)	635,898	599,617	(115)	599,502
Total liabilities and stockholders’ equity	8,472,503	(9,499)	8,463,004	7,641,655	(7,701)	7,633,954

In addition, effective in fiscal year ended 2015, we adopted on a prospective basis the provisions of ASU 2015-17 “Balance Sheet Classification of Deferred Taxes.” This standard simplified the presentation of deferred income taxes and required that deferred tax liabilities and assets be classified as non current in the Company’s consolidated balance sheets. Prior periods were not retrospectively adjusted; therefore, deferred income taxes of $12 million were presented as current assets in our condensed consolidated balance sheets at June 27, 2015.

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
The following table presents the components of the consolidated assets and liabilities of the Trust at the periods ended:

	July 2, 2016	January 2, 2016	June 27, 2015
Consolidated assets:
Restricted credit card loans, net of allowance of $83,670, $75,450, and $54,580	$5,031,040	$4,991,210	$4,366,592
Restricted cash	40,978	40,983	34,104
Total	$5,072,018	$5,032,193	$4,400,696

Consolidated liabilities:
Secured variable funding obligations	$—	$655,000	$65,000
Secured obligations, net of unamortized debt issuance costs of $8,414, $7,568, and $7,586	3,825,086	3,230,932	3,103,414
Interest due to third party investors	2,703	2,682	2,171
Total	$3,827,789	$3,888,614	$3,170,585

3.    CREDIT CARD LOANS AND ALLOWANCE FOR LOAN LOSSES

The following table reflects the composition of the credit card loans at the periods ended:

	July 2, 2016	January 2, 2016	June 27, 2015

Restricted credit card loans of the Trust (restricted for repayment of secured obligations of the Trust)	$5,114,711	$5,066,660	$4,421,172
Unrestricted credit card loans	26,385	38,278	21,683
Total credit card loans	5,141,096	5,104,938	4,442,855
Allowance for loan losses	(83,950)	(75,911)	(54,742)
Deferred credit card origination costs	5,080	6,240	4,656
Credit card loans, net	$5,062,226	$5,035,267	$4,392,769

CABELA’S INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Tables are in Thousands Except Share and Per Share Amounts)
(Unaudited)

Allowance for Loan Losses:
The following table reflects the activity in the allowance for loan losses by credit card segment for the periods presented:

	Three Months Ended
	July 2, 2016			June 27, 2015
	Credit Card Loans	Restructured Credit Card Loans	Total Credit Card Loans	Credit Card Loans	Restructured Credit Card Loans	Total Credit Card Loans

Balance, beginning of period	$66,431	$8,322	$74,753	$48,272	$7,670	$55,942
Provision for loan losses	30,692	1,712	32,404	13,835	1,996	15,831

Charge-offs	(27,132)	(2,446)	(29,578)	(18,459)	(3,666)	(22,125)
Recoveries	5,541	830	6,371	3,924	1,170	5,094
Net charge-offs	(21,591)	(1,616)	(23,207)	(14,535)	(2,496)	(17,031)
Balance, end of period	$75,532	$8,418	$83,950	$47,572	$7,170	$54,742

	Six Months Ended
	July 2, 2016			June 27, 2015
	Credit Card Loans	Restructured Credit Card Loans	Total Credit Card Loans	Credit Card Loans	Restructured Credit Card Loans	Total Credit Card Loans

Balance, beginning of period	$67,654	$8,257	$75,911	$48,832	$7,740	$56,572
Provision for loan losses	51,518	3,706	55,224	24,603	4,458	29,061

Charge-offs	(54,101)	(5,155)	(59,256)	(35,668)	(7,447)	(43,115)
Recoveries	10,461	1,610	12,071	9,805	2,419	12,224
Net charge-offs	(43,640)	(3,545)	(47,185)	(25,863)	(5,028)	(30,891)
Balance, end of period	$75,532	$8,418	$83,950	$47,572	$7,170	$54,742

CABELA’S INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Tables are in Thousands Except Share and Per Share Amounts)
(Unaudited)

Credit Quality Indicators, Delinquent, and Non-Accrual Loans:

The following table provides information on current, non-accrual, past due, and restructured credit card loans by class using the respective quarter Fair Isaac Corporation (“FICO”) score at the periods ended:

	FICO Score of Credit Card Loans Segment			Restructured Credit Card Loans Segment (1)
July 2, 2016:	691 and Below	692 - 758	759 and Above		Total
Credit card loan status:
Current	$823,146	$1,718,604	$2,455,453	$30,669	$5,027,872
1 to 29 days past due	34,035	19,596	16,515	2,913	73,059
30 to 59 days past due	12,284	1,828	442	1,664	16,218
60 or more days past due	21,171	368	95	2,313	23,947
Total past due	67,490	21,792	17,052	6,890	113,224
Total credit card loans	$890,636	$1,740,396	$2,472,505	$37,559	$5,141,096

90 days or more past due and still accruing	$10,844	$60	$14	$1,018	$11,936
Non-accrual	—	—	—	7,179	7,179

January 2, 2016:
Credit card loan status:
Current	$782,885	$1,676,541	$2,516,420	$28,322	$5,004,168
1 to 29 days past due	28,472	16,245	14,229	2,820	61,766
30 to 59 days past due	10,931	1,713	506	1,716	14,866
60 or more days past due	20,307	536	111	3,184	24,138
Total past due	59,710	18,494	14,846	7,720	100,770
Total credit card loans	$842,595	$1,695,035	$2,531,266	$36,042	$5,104,938

90 days or more past due and still accruing	$10,292	$111	$34	$1,217	$11,654
Non-accrual	—	—	—	7,059	7,059

June 27, 2015:
Credit card loan status:
Current	$635,457	$1,485,797	$2,201,591	$28,418	$4,351,263
1 to 29 days past due	26,434	18,453	15,484	3,253	63,624
30 to 59 days past due	8,827	1,423	409	1,211	11,870
60 or more days past due	13,654	377	32	2,035	16,098
Total past due	48,915	20,253	15,925	6,499	91,592
Total credit card loans	$684,372	$1,506,050	$2,217,516	$34,917	$4,442,855

90 days or more past due and still accruing	$7,188	$62	$3	$862	$8,115
Non-accrual	—	—	—	5,618	5,618

(1)	Included in the allowance for loan losses were specific allowances for loan losses of $8 million at July 2, 2016, and January 2, 2016, and $7 million at June 27, 2015.

CABELA’S INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Tables are in Thousands Except Share and Per Share Amounts)
(Unaudited)

4.    BORROWINGS OF FINANCIAL SERVICES SEGMENT

The Trust issues fixed and floating (variable) rate term securitizations, which are considered secured obligations backed by restricted credit card loans. A summary of the secured fixed and variable rate obligations of the Trust by series, the expected maturity dates, and the respective weighted average interest rates are presented in the following tables at the periods ended:

July 2, 2016:
Series	Expected Maturity Date	Fixed Rate Obligations	Interest Rate	Variable Rate Obligations	Interest Rate	Total Obligations	Interest Rate

Series 2011-IV	October 2016	$165,000	1.90%	$90,000	0.99%	$255,000	1.58%
Series 2012-I	February 2017	275,000	1.63	150,000	0.97	425,000	1.40
Series 2012-II	June 2017	300,000	1.45	125,000	0.92	425,000	1.29
Series 2013-I	February 2023	327,250	2.71	—	—	327,250	2.71
Series 2013-II	August 2018	100,000	2.17	197,500	1.09	297,500	1.45
Series 2014-I	March 2017	—	—	255,000	0.79	255,000	0.79
Series 2014-II	July 2019	—	—	340,000	0.89	340,000	0.89
Series 2015-I	March 2020	218,750	2.26	100,000	0.98	318,750	1.86
Series 2015-II	July 2020	240,000	2.25	100,000	1.11	340,000	1.92
Series 2016-I	June 2019	570,000	1.78	280,000	1.35	850,000	1.64

Secured obligations of the Trust		2,196,000		1,637,500		3,833,500
Less unamortized debt issuance costs		(5,137)		(3,277)		(8,414)
Secured obligations of the Trust, net		2,190,863		1,634,223		3,825,086
Less current maturities of secured long-term obligations of the Trust, net		(739,525)		(619,507)		(1,359,032)
Secured long-term obligations of the Trust, less current maturities, net		$1,451,338		$1,014,716		$2,466,054

CABELA’S INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Tables are in Thousands Except Share and Per Share Amounts)
(Unaudited)

January 2, 2016:
Series	Expected Maturity Date	Fixed Rate Obligations	Interest Rate	Variable Rate Obligations	Interest Rate	Total Obligations	Interest Rate

Series 2011-II	June 2016	$155,000	2.39%	$100,000	0.93%	$255,000	1.82%
Series 2011-IV	October 2016	165,000	1.90	90,000	0.88	255,000	1.54
Series 2012-I	February 2017	275,000	1.63	150,000	0.86	425,000	1.36
Series 2012-II	June 2017	300,000	1.45	125,000	0.81	425,000	1.26
Series 2013-I	February 2023	327,250	2.71	—	—	327,250	2.71
Series 2013-II	August 2018	100,000	2.17	197,500	0.98	297,500	1.38
Series 2014-I	March 2017	—	—	255,000	0.68	255,000	0.68
Series 2014-II	July 2019	—	—	340,000	0.78	340,000	0.78
Series 2015-I	March 2020	218,750	2.26	100,000	0.87	318,750	1.82
Series 2015-II	July 2020	240,000	2.25	100,000	1.00	340,000	1.88

Secured obligations of the Trust		1,781,000		1,457,500		3,238,500
Less unamortized debt issuance costs		(4,317)		(3,251)		(7,568)
Secured obligations of the Trust, net		1,776,683		1,454,249		3,230,932
Less current maturities of secured long-term obligations of the Trust, net		(319,793)		(189,880)		(509,673)
Secured long-term obligations of the Trust, less current maturities, net		$1,456,890		$1,264,369		$2,721,259

June 27, 2015:
Series	Expected Maturity Date	Fixed Rate Obligations	Interest Rate	Variable Rate Obligations	Interest Rate	Total Obligations	Interest Rate

Series 2010-II	September 2015	$127,500	2.29%	$85,000	0.89%	$212,500	1.73%
Series 2011-II	June 2016	155,000	2.39	100,000	0.79	255,000	1.76
Series 2011-IV	October 2016	165,000	1.90	90,000	0.74	255,000	1.49
Series 2012-I	February 2017	275,000	1.63	150,000	0.72	425,000	1.31
Series 2012-II	June 2017	300,000	1.45	125,000	0.67	425,000	1.22
Series 2013-I	February 2023	327,250	2.71	—	—	327,250	2.71
Series 2013-II	August 2018	100,000	2.17	197,500	0.84	297,500	1.28
Series 2014-I	March 2017	—	—	255,000	0.54	255,000	0.54
Series 2014-II	July 2019	—	—	340,000	0.64	340,000	0.64
Series 2015-I	March 2020	218,750	2.26	100,000	0.73	318,750	1.78

Secured obligations of the Trust		1,668,500		1,442,500		3,111,000
Less unamortized debt issuance costs		(4,018)		(3,568)		(7,586)
Secured obligations of the Trust, net		1,664,482		1,438,932		3,103,414
Less current maturities of secured long-term obligations of the Trust, net		(282,321)		(184,884)		(467,205)
Secured long-term obligations of the Trust, less current maturities, net		$1,382,161		$1,254,048		$2,636,209

CABELA’S INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Tables are in Thousands Except Share and Per Share Amounts)
(Unaudited)

The Trust sold asset-backed notes of $1.0 billion (“Series 2016-I”) on June 29, 2016. The Series 2016-I securitization transaction included the issuance of $570 million Class A-1 notes, which accrue interest at a fixed rate of 1.78% per year, $280 million of Class A-2 notes, which accrue interest at a floating rate equal to the one-month London Interbank Offered Rate ("LIBOR") plus 0.85% per year, and three subordinated classes of notes in the aggregate principal amount of $150 million.
The Financial Services segment retained each of the subordinated classes of notes which were eliminated in the preparation of our condensed consolidated financial statements. Each class of notes issued in the Series 2016-I securitization transaction have an expected life of approximately three years and a contractual maturity of approximately six years. The securitization transaction was and will continue to be used to fund the growth in restricted credit card loans, maturities of time deposits, and future obligations of the Trust. In addition, the Series 2011-II ($255 million) notes matured and were repaid in full using restricted cash of the Trust on June 15, 2016.
The Trust also issues variable funding facilities which are considered secured obligations backed by restricted credit card loans. At July 2, 2016, the Trust had three variable funding facilities with $1.3 billion in total capacity and no amounts outstanding. On March 24, 2016, the Trust increased one of its $300 million variable funding facilities to $500 million and extended the maturity date from March 2016 to March 2019. Maturities for the variable funding facilities are now scheduled for March 2017 ($500 million), March 2018 ($300 million), and March 2019 ($500 million). Each of these variable funding facilities includes an option to renew subject to certain terms and conditions. Variable rate note interest is priced at a benchmark rate, LIBOR, or commercial paper rate, plus a spread, which ranges from 0.50% to 0.85%. The variable rate notes provide for a fee ranging from 0.25% to 0.50% on the unused portion of the facilities. During the six months ended July 2, 2016, and June 27, 2015, the daily average balance outstanding on these notes was $344 million and $94 million, with a weighted average interest rate of 1.23% and 0.78%, respectively.
The Financial Services segment has unsecured federal funds purchase agreements with two financial institutions. The maximum amount that can be borrowed is $100 million. There were no amounts outstanding at July 2, 2016, January 2, 2016, or June 27, 2015.

5.     LONG-TERM DEBT AND CAPITAL LEASES

Long-term debt, including revolving credit facilities and capital leases, consisted of the following at the periods ended:

	July 2, 2016	January 2, 2016	June 27, 2015

Unsecured $775 million revolving credit facility	$275,000	$—	$511,632
Unsecured senior notes due 2017 with interest at 6.08%	60,000	60,000	60,000
Unsecured senior notes due 2016-2018 with interest at 7.20%	16,286	24,428	24,428
Unsecured senior notes due 2020, 2022, and 2025; with interest rates ranging from 3.23% to 4.11%	550,000	550,000	—
Capital lease obligations contractually payable through 2036	11,700	11,853	12,000
Unsecured notes due 2016 with interest at 5.99%	—	215,000	215,000
Total debt	912,986	861,281	823,060
Less current portion of debt	(68,461)	(223,452)	(223,443)
Less unamortized debt issuance costs	(1,797)	(1,931)	(115)
Long-term debt, less current maturities, net	$842,728	$635,898	$599,502

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

CABELA’S INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Tables are in Thousands Except Share and Per Share Amounts)
(Unaudited)

During the six months ended July 2, 2016, and June 27, 2015, the daily average principal balance outstanding on the line of credit was $250 million and $369 million, respectively, and the weighted average interest rate was 1.81% and 1.33%, respectively. Letters of credit and standby letters of credit totaling $34 million and $30 million were outstanding at July 2, 2016, and June 27, 2015, respectively. The daily average outstanding amount of total letters of credit during the six months ended July 2, 2016, and June 27, 2015, was $13 million and $20 million, respectively.
On February 27, 2016, we repaid our unsecured notes for $215 million from the proceeds of the private placement sale of unsecured senior notes in August 2015 for $550 million.
The Company also has an unsecured $20 million Canadian (“CAD”) revolving credit facility for its operations in Canada. Borrowings are payable on demand with interest payable monthly. This credit facility permits the issuance of letters of credit up to $10 million CAD in the aggregate, which reduces the overall available credit limit. There were no amounts outstanding at July 2, 2016, January 2, 2016, or June 27, 2015.
At July 2, 2016, the Company was in compliance with the financial covenant requirements of its $775 million credit agreement with a fixed charge coverage ratio of 7.77 to 1 (minimum requirement is 2.00 to 1), a leverage ratio of 1.82 to 1 (requirement is no more than 3.00 to 1), and a consolidated net worth that was $616 million in excess of the minimum, as defined in the agreement. At July 2, 2016, the Company was in compliance with all financial covenants under its credit agreements and unsecured notes. We anticipate that we will continue to be in compliance with all financial covenants under our credit agreements and unsecured senior notes through at least the next 12 months.

6.     IMPAIRMENT AND RESTRUCTURING CHARGES

Impairment and restructuring charges consisted of the following for the periods presented:

	Three Months Ended	Six Months Ended
	July 2, 2016

Impairment losses relating to:
Property, equipment, and other assets	$454	$454
Other property	—	141
	454	595
Restructuring charges for severance and related benefits	505	3,336
Total	$959	$3,931
Impairment – We evaluate the recoverability of economic development bonds, property (including existing store locations and future retail store sites), equipment, goodwill, other property, and other intangibles whenever indicators of impairment exist. In the three months ended July 2, 2016, we recognized an impairment loss of $0.5 million on a property based on a sales contract. The value of this property adjusted for selling costs was $0.3 million and its carrying value was $0.8 million. In addition, in the six months ended July 2, 2016, we recognized an impairment loss of $0.1 million on a parcel of unimproved land based on a sales contract. The value of this property adjusted for selling costs was $1.3 million and its carrying value was $1.4 million. Both of these impairment losses were recognized in the Merchandising segment. We did not recognize any impairment during the six months ended June 27, 2015.

Local economic trends, government regulations, and other restrictions where we own properties may impact management projections that could change undiscounted cash flows in future periods which could trigger possible future write downs.

Restructuring Charges – In the three and six months ended July 2, 2016, we incurred charges totaling $1 million and $3 million for severance and related benefits primarily attributable to our corporate restructuring and reduction in the number of personnel. These charges were recognized in the Merchandising segment.

CABELA’S INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Tables are in Thousands Except Share and Per Share Amounts)
(Unaudited)

The activity relating to the liability for these severance benefits, which was included in accrued expenses and other liabilities in our condensed consolidated balance sheets, is summarized in the following table for the periods presented:

	Three Months Ended	Six Months Ended
	July 2, 2016

Balance, beginning of period	$3,731	$2,799
Charges for severance and related benefits	505	3,336
Payments	(1,710)	(3,609)
Balance, end of period	$2,526	$2,526

7.     INCOME TAXES

The effective income tax rate was 39.3% and 38.3% for the three and six months ended July 2, 2016, compared to 34.1% and 35.3% for the respective three and six months ended June 27, 2015.

At July 2, 2016, unrecognized tax benefits totaling $69 million were included in other long-term liabilities in our condensed consolidated balance sheets compared to $73 million at January 2, 2016. At June 27, 2015, unrecognized tax benefits totaling $46 million were included in current liabilities (accrued expenses and other liabilities) and $64 million in other long-term liabilities in our condensed consolidated balance sheets. The changes compared to the balances at June 27, 2015, were due primarily to our assessments of uncertain tax positions related to prior period tax positions and settlement of our 2007 and 2008 Internal Revenue Service examinations. Since the Company is routinely under audit by various taxing authorities, it is reasonably possible that the amount of unrecognized tax benefits will change during the next 12 months. However, we do not expect the change, if any, to have a material effect on the Company’s consolidated financial condition or results of operations within the next 12 months.

8.     COMMITMENTS AND CONTINGENCIES

The Company leases various buildings, computer and other equipment, and storage space under operating leases which expire on various dates through January 2041. Rent expense on these leases, as well as other month to month rentals, was $5 million and $11 million in the three and six months ended July 2, 2016, compared to $6 million and $12 million in the three and six months ended June 27, 2015.
The following is a schedule of future minimum rental payments under operating leases at July 2, 2016:

For the six months ending December 31, 2016	$12,500
For the fiscal years ending:
2017	23,600
2018	23,386
2019	22,897
2020	22,245
Thereafter	295,318
Total	$399,946

CABELA’S INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Tables are in Thousands Except Share and Per Share Amounts)
(Unaudited)

The Company leases six retail stores and owns 25 stores subject to ground leases. Certain of these leases include tenant allowances that are amortized over the life of the lease. No tenant allowances were received in the six months ended July 2, 2016, or June 27, 2015. The Company does not expect to receive any tenant allowances under leases during the remainder of fiscal year 2016.
We have entered into real estate purchase, construction, and/or economic incentive agreements for various new retail store site locations. At July 2, 2016, we estimated we had total cash commitments of approximately $117 million outstanding for projected expenditures related to the development, construction, and completion of new retail stores. This amount excludes any estimated costs associated with new stores where the Company does not have a commitment as of July 2, 2016. We expect to fund these estimated capital expenditures over the next 12 months with funds from operations and borrowings.
In the past, we have received grant funding in exchange for commitments, such as assurance of agreed employment and wage levels at the retail store or that the retail store will remain open, made by us to the state or local government providing the funding. If we failed to maintain the commitments during the applicable period, the funds received may have to be repaid or other adverse consequences may arise, which could affect the Company’s cash flows and profitability. The total amount of grant funding subject to a specific contractual remedy was $43 million at each of the periods ending July 2, 2016, January 2, 2016, and June 27, 2015. No grant funding subject to contractual remedy was received in the six months ended July 2, 2016, or June 27, 2015. At July 2, 2016, we had recorded $17 million in the condensed consolidated balance sheets relating to these grants with $16 million in current liabilities and $1 million in long-term liabilities. At January 2, 2016, and June 27, 2015, the amount the Company had recorded in current liabilities in the condensed consolidated balance sheets relating to these grants was $17 million and $23 million, respectively.
The Company operates an open account document instructions program, which provides for Cabela’s-issued letters of credit. We had obligations to pay participating vendors $66 million, $34 million, and $77 million at July 2, 2016, January 2, 2016, and June 27, 2015, respectively.
The Financial Services segment enters into financial instruments with off-balance sheet risk in the normal course of business through the origination of unsecured credit card loans. Unsecured credit card accounts are commitments to extend credit and totaled $36 billion, $35 billion, and $33 billion at July 2, 2016, January 2, 2016, and June 27, 2015, respectively. These commitments are in addition to any current outstanding balances of a cardholder. Unsecured credit card loans involve, to varying degrees, elements of credit risk in excess of the amount recognized in the condensed consolidated balance sheets. The principal amounts of these instruments reflect the Financial Services segment’s maximum related exposure. The Financial Services segment has the right to reduce or cancel the available lines of credit at any time, and has not experienced, and does not anticipate, that all customers will exercise the entire available line of credit at any given point in time.
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

9.     STOCK-BASED COMPENSATION PLANS AND EMPLOYEE BENEFIT PLANS

Stock-Based Compensation – The Company recognized total stock-based compensation expense of $6 million and $13 million for the three and six months ended July 2, 2016, and $6 million and $10 million for the three and six months ended June 27, 2015. Compensation expense related to the Company’s stock-based payment awards is recognized in selling, distribution, and administrative expenses in the condensed consolidated statements of income. At July 2, 2016, the total unrecognized deferred stock-based compensation balance for all equity awards issued, net of expected forfeitures, was $34 million, net of tax, which is expected to be amortized over a weighted average period of 2.8 years.

Employee Stock Plans – Since June 5, 2013, all awards are granted under the Cabela’s Incorporated 2013 Stock Plan (the “2013 Stock Plan”) and have a term of no greater than ten years from the grant date and become exercisable under the vesting schedule determined at the time of grant. As of July 2, 2016, the maximum number of shares available for awards under the 2013 Stock Plan was 1,990,186.

As of July 2, 2016, there were 1,751,392 awards outstanding under the 2013 Stock Plan and 1,109,056 awards outstanding under the Cabela’s Incorporated 2004 Stock Plan. To the extent available, we will issue treasury shares for the exercise of stock options before issuing new shares.
Option Awards. During the six months ended July 2, 2016, there were 163,000 non-statutory stock options (“NSOs”) granted to employees at an exercise price of $48.40 per share and 25,112 NSOs granted to non-employee directors at an exercise price of $50.45 per share. These options have an eight-year term and vest over four years for employees and over one year for non-employee directors. In addition, on March 2, 2016, the Company issued 64,000 premium-priced NSOs to its Chief Executive Officer at an exercise price of $55.66 (which was equal to 115% of the closing price of the Company's common stock on the New York Stock Exchange on March 2, 2016). The premium-priced NSOs vest in three equal annual installments beginning on March 2, 2017, and expire on March 2, 2024.

During the six months ended July 2, 2016, there were 462,367 options exercised. The aggregate intrinsic value of all awards exercised was $31 million and $32 million during the six months ended July 2, 2016, and June 27, 2015, respectively. Based on the Company’s closing stock price of $51.29 at July 2, 2016, the total number of in-the-money awards exercisable as of July 2, 2016, was 976,791.

Nonvested Stock and Stock Unit Awards. During the six months ended July 2, 2016, there were 420,707 units of nonvested stock issued to employees at a weighted average fair value of $47.31 per unit and 12,885 units of nonvested stock issued to non-employee directors at a fair value of $50.45 per unit. These nonvested stock awards vest evenly over four years on the grant date anniversary based on the passage of time for employees and over one year for non-employee directors. On March 2, 2016, the Company also issued 92,500 units of performance-based restricted stock units to certain executives at a fair value of $48.40 per unit. These performance-based restricted stock units will begin vesting in four equal annual installments on March 2, 2017, if the performance criterion is achieved.

Employee Stock Purchase Plan – During the six months ended July 2, 2016, there were 42,660 shares issued under the Cabela’s Incorporated 2013 Employee Stock Purchase Plan with 1,769,635 shares of common stock authorized and available for issuance as of July 2, 2016.

CABELA’S INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Tables are in Thousands Except Share and Per Share Amounts)
(Unaudited)

10.	STOCKHOLDERS’ EQUITY AND DIVIDEND RESTRICTIONS

Retained Earnings – The most significant restrictions on the payment of dividends by the Company to stockholders are contained within the covenants under its revolving credit and unsecured senior notes purchase agreements. Also, Nebraska banking laws govern the amount of dividends that WFB can pay to Cabela’s. On February 11, 2016, WFB paid a dividend of $40 million to Cabela’s. At July 2, 2016, the Company had unrestricted retained earnings of $225 million available for dividends. However, the Company has never declared or paid any cash dividends on its common stock, and does not anticipate paying any cash dividends in the foreseeable future.
Accumulated Other Comprehensive Loss – The components of accumulated other comprehensive loss, net of related taxes, are as follows for the periods ended:

	July 2, 2016	January 2, 2016	June 27, 2015

Accumulated net unrealized holding gains on economic development bonds	$11,761	$10,097	$7,906
Cumulative foreign currency translation adjustments	(44,549)	(61,011)	(34,950)
Total accumulated other comprehensive loss	$(32,788)	$(50,914)	$(27,044)
Treasury Stock – On September 1, 2015, we announced that our Board of Directors approved a share repurchase program authorizing the Company to repurchase up to $500 million of its common stock over a two-year period. This authorization was in addition to the standing annual authorization to repurchase shares to offset dilution resulting from equity-based awards issued under the Company’s equity compensation plans. This share repurchase program does not obligate us to repurchase any outstanding shares of our common stock, and the program may be limited or terminated at any time. There is no guarantee as to the exact number of shares that we will repurchase. In addition, the total amount of share repurchases that we can make in a year is limited to 75% of the Company’s prior year consolidated earnings before interest, taxes, depreciation and amortization, as defined, pursuant to a covenant requirement of its credit agreement. We did not engage in any stock repurchase activity in the three and six months ended July 2, 2016. As of July 2, 2016, we can repurchase up to $426 million of our common stock under this program.
The following table reconciles the Company’s treasury stock activity for the periods presented.

	Three Months Ended		Six Months Ended
	July 2, 2016	June 27, 2015	July 2, 2016	June 27, 2015

Balance, beginning of period	3,351,162	—	3,776,305	—
Purchase of treasury stock at cost	—	1,000,000	—	1,000,000
Treasury shares issued on exercise of stock options and share-based payment awards	(221,224)	(77,744)	(646,367)	(77,744)
Balance, end of period	3,129,938	922,256	3,129,938	922,256

CABELA’S INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Tables are in Thousands Except Share and Per Share Amounts)
(Unaudited)

11.     EARNINGS PER SHARE

The following table reconciles the weighted average number of shares utilized in the earnings per share calculations for the periods presented.

	Three Months Ended		Six Months Ended
	July 2, 2016	June 27, 2015	July 2, 2016	June 27, 2015

Common shares – basic	68,388,426	71,065,258	68,168,772	71,168,661
Effect of incremental dilutive securities:
Stock options and nonvested stock units	520,977	307,717	631,208	536,473
Common shares – diluted	68,909,403	71,372,975	68,799,980	71,705,134

Stock options outstanding considered anti-dilutive excluded from calculation	1,287,951	663,797	1,511,148	663,797

12.     SUPPLEMENTAL CASH FLOW INFORMATION

The following table sets forth non-cash financing and investing activities and other cash flow information for the six months ended:

	July 2, 2016	June 27, 2015
Non-cash financing and investing activities:
Accrued property and equipment additions (1)	$5,941	$44,589

Other cash flow information:
Interest paid (2)	$68,230	$39,830
Capitalized interest	(2,284)	(6,429)
Interest paid, net of capitalized interest	$65,946	$33,401
Income taxes paid, net of refunds	$21,845	$42,505

(1)	Accrued property and equipment additions are recognized in the condensed consolidated statements of cash flows in the period they are paid.

(2)	Includes interest paid by the Financial Services segment totaling $39 million and $33 million, respectively.

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

Results for the three and six months ended June 27, 2015, presented in the tables below and in Management’s Discussion and Analysis of Financial Condition and Results of Operations – “Three Months Ended July 2, 2016, Compared to June 27, 2015,” and “Six Months Ended July 2, 2016, Compared to June 27, 2015,” presented herein, have been recast to reflect these new segments.

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

Under an Intercompany Agreement, the Financial Services segment pays to the Merchandising segment a fixed license fee that includes 70 basis points on all originated charge volume of the Cabela’s CLUB Visa credit card portfolio. In addition, among other items, the agreement requires the Financial Services segment to reimburse the Merchandising segment for certain promotional costs, which are recorded as a reduction to Financial Services segment revenue and as a reduction to merchandise costs associated with the Merchandising segment. This reimbursement from our Financial Services segment to our Merchandising segment for certain promotional costs was eliminated in consolidation. Also, if the total risk-based capital ratio of WFB is greater than 13% at any quarter end, the Financial Services segment must pay an additional license fee to the Merchandising segment equal to 50% of the amount that the total risk-based capital ratio exceeds 13%. No additional license fee was paid in either the six months ended July 2, 2016, or the six months ended June 27, 2015.

CABELA’S INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Tables are in Thousands Except Share and Per Share Amounts)
(Unaudited)

Financial information for our two segments is presented in the following table for the periods presented:

		Financial Services
Three Months Ended July 2, 2016:	Merchandising		Total

Merchandise sales	$786,203	$—	$786,203
Non-merchandise revenue:
Financial Services	—	129,662	129,662
Other	8,613	—	8,613
Total revenue before intersegment eliminations	794,816	129,662	924,478
Intersegment revenue eliminated in consolidation	—	5,419	5,419
Total revenue as reported	$794,816	$135,081	$929,897

Operating income	$18,024	$49,685	$67,709
Operating income as a percentage of revenue	2.3%	38.3%	7.3%
Depreciation and amortization	$38,551	$435	$38,986
Assets	3,112,758	5,652,501	8,765,259
Property and equipment additions including accrued amounts	36,259	412	36,671

Three Months Ended June 27, 2015:

Merchandise sales	$706,068	$—	$706,068
Non-merchandise revenue:
Financial Services	—	119,872	119,872
Other	5,265	—	5,265
Total revenue before intersegment eliminations	711,333	119,872	831,205
Intersegment revenue eliminated in consolidation	—	5,071	5,071
Total revenue as reported	$711,333	$124,943	$836,276

Operating income	$17,480	$45,910	$63,390
Operating income as a percentage of revenue	2.5%	38.3%	7.6%
Depreciation and amortization	$32,013	$444	$32,457
Assets	3,007,897	4,626,057	7,633,954
Property and equipment additions including accrued amounts	128,269	133	128,402

CABELA’S INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Tables are in Thousands Except Share and Per Share Amounts)
(Unaudited)

		Financial Services
Six Months Ended July 2, 2016:	Merchandising		Total

Merchandise sales	$1,506,118	$—	$1,506,118
Non-merchandise revenue:
Financial Services	—	265,658	265,658
Other	12,537	—	12,537
Total revenue before intersegment eliminations	1,518,655	265,658	1,784,313
Intersegment revenue eliminated in consolidation	—	10,246	10,246
Total revenue as reported	$1,518,655	$275,904	$1,794,559

Operating income	$1,629	$110,436	$112,065
Operating income as a percentage of revenue	0.1%	41.6%	6.2%
Depreciation and amortization	$73,845	$851	$74,696
Assets	3,112,758	5,652,501	8,765,259
Property and equipment additions including accrued amounts	90,663	628	91,291

Six Months Ended June 27, 2015:

Merchandise sales	$1,403,722	$—	$1,403,722
Non-merchandise revenue:
Financial Services	—	238,308	238,308
Other	11,774	—	11,774
Total revenue before intersegment eliminations	1,415,496	238,308	1,653,804
Intersegment revenue eliminated in consolidation	—	9,548	9,548
Total revenue as reported	$1,415,496	$247,856	$1,663,352

Operating income	$13,536	$94,387	$107,923
Operating income as a percentage of revenue	1.0%	39.6%	6.5%
Depreciation and amortization	$62,815	$863	$63,678
Assets	3,007,897	4,626,057	7,633,954
Property and equipment additions including accrued amounts	225,098	724	225,822

CABELA’S INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Tables are in Thousands Except Share and Per Share Amounts)
(Unaudited)

The components and amounts of total revenue for the Financial Services segment were as follows for the periods presented:

	Three Months Ended		Six Months Ended
	July 2, 2016	June 27, 2015	July 2, 2016	June 27, 2015

Interest and fee income	$141,180	$112,965	$280,928	$224,893
Interest expense	(20,929)	(16,811)	(40,802)	(32,430)
Provision for loan losses	(32,404)	(15,831)	(55,224)	(29,061)
Net interest income, net of provision for loan losses	87,847	80,323	184,902	163,402
Non-interest income:
Interchange income	104,841	98,509	199,837	186,203
Other non-interest income	875	821	1,545	1,503
Total non-interest income	105,716	99,330	201,382	187,706
Less: Customer rewards costs	(58,482)	(54,710)	(110,380)	(103,252)
Financial Services revenue	$135,081	$124,943	$275,904	$247,856
The following table sets forth the percentage of our merchandise revenue contributed by major product categories for our Merchandising segment for the periods presented:

	Three Months Ended		Six Months Ended
	July 2, 2016	June 27, 2015	July 2, 2016	June 27, 2015

Hunting Equipment	39.7%	34.3%	44.4%	41.0%
General Outdoors	43.7	48.9	37.9	39.9
Clothing and Footwear	16.6	16.8	17.7	19.1
Total	100.0%	100.0%	100.0%	100.0%

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

At July 2, 2016, the financial instruments carried on our condensed consolidated balance sheets subject to fair value measurements consisted of economic development bonds (included in other assets) and were classified as Level 3 for valuation purposes. For the six months ended July 2, 2016, and June 27, 2015, there were no transfers in or out of Levels 1, 2, or 3.
There were no significant changes in the fair value of the economic development bonds which are measured on a recurring basis using significant unobservable inputs (Level 3) for the six months ended July 2, 2016, compared to the fiscal year ended 2015 or the six months ended June 27, 2015.
There were no other than temporary fair value adjustments of economic development bonds and no adjustments of deferred grant income related to economic development bonds in the six months ended July 2, 2016, or June 27, 2015. In the three months ended July 2, 2016, we recognized an impairment loss of $0.5 million on a property based on a sales contract. The value of this property adjusted for selling costs was $0.3 million and its carrying value was $0.8 million. In addition, in the six months ended July 2, 2016, we recognized an impairment loss of $0.1 million on a parcel of unimproved land based on a sales contract. The value of this property adjusted for selling costs was $1.3 million and its carrying value was $1.4 million. Both of these impairment losses were recognized in the Merchandising segment.
The table below presents the estimated fair values of the Company’s financial instruments that are not carried at fair value on our condensed consolidated balance sheets at the periods indicated. The fair values of all financial instruments listed below were estimated based on internally developed models or methodologies utilizing observable inputs (Level 2).

	July 2, 2016		January 2, 2016		June 27, 2015
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value

Financial Assets:
Credit card loans, net	$5,062,226	$5,062,226	$5,035,267	$5,035,267	$4,392,769	$4,392,769

Financial Liabilities:
Time deposits	1,196,874	1,215,001	879,899	879,197	827,475	825,095
Secured variable funding obligations of the Trust	—	—	655,000	655,000	65,000	65,000
Secured obligations of the Trust, net of unamortized debt issuance costs	3,825,086	3,843,397	3,230,932	3,179,767	3,103,414	3,074,510
Long-term debt	911,189	936,137	859,350	892,425	822,945	841,443

CABELA’S INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Tables are in Thousands Except Share and Per Share Amounts)
(Unaudited)

15.    ACCOUNTING PRONOUNCEMENTS

The following accounting standards are grouped by their effective date applicable to the Company:
First quarter of fiscal year 2017:
In July 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2015-11, “Inventory (Topic 330): Simplifying the Measurement of Inventory” (“ASU 2015-11”). Under this standard, inventory will be measured at the “lower of cost and net realizable value” and options that currently exist for “market value” will be eliminated. ASU 2015-11 defines net realizable value as the “estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation.” ASU 2015-11 is effective for interim and annual periods beginning after December 15, 2016. Early application is permitted and should be applied prospectively. We have evaluated the provisions of this statement and do not intend to apply early adoption. We believe that the adoption of ASU 2015-11 will not have a material impact on the Company’s consolidated financial position or results of operations.
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
First quarter of fiscal year 2020:
In June 2016, the FASB issued ASU 2016-13, “Measurement of Credit Losses on Financial Instruments” (“ASU 2016-13”). ASU 2016-13 will change the accounting for credit impairment by adding an impairment model that is based on expected losses rather than incurred losses. Under this standard, an entity recognizes as an allowance its estimate of expected credit losses, which the FASB believes will result in more timely recognition of such losses. ASU 2016-13 is effective for the first interim period within annual reporting periods beginning after December 15, 2019. Early adoption is permitted. We are evaluating the provisions of this statement, including which period to adopt, and have not determined what impact the adoption of ASU 2016-13 will have on the Company’s consolidated financial position or results of operations.

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

•
other risks, relevant factors, and uncertainties identified in our filings with the Securities and Exchange Commission (“SEC”) (including the information set forth in the “Risk Factors” section of our Annual Report on Form 10-K for the fiscal year ended January 2, 2016, and in Part II, Item 1A, of our Quarterly Report on Form 10-Q for the first quarter ended April 2, 2016), which filings are available at the SEC’s website at www.sec.gov.

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

Critical Accounting Policies and Use of Estimates

Our critical accounting policies and use of estimates utilized in the preparation of the condensed consolidated financial statements as of July 2, 2016, remain unchanged from January 2, 2016.

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
We currently operate 83 stores, including the six new stores that we opened to date in 2016 as follows:

•	Lexington, Kentucky; and League City, Texas; in March;

•	Short Pump, Virginia; Centerville, Ohio; and Farmington, Utah; in April; and

•	Abbotsford, British Columbia, Canada; in June.

We now have 73 stores located in the United States and 10 in Canada. Our total retail square footage is now 8.4 million square feet, which represents a 6% increase compared to our 7.9 million of retail square feet at the end of 2015. We plan to open two more new stores in the remainder of 2016, both in the third quarter – Avon, Ohio; and Ottawa, Ontario, Canada. We are currently evaluating store locations and counts beyond 2016, and we have announced plans to open new stores in Gainesville, Virginia; Halifax, Nova Scotia, Canada; Lee’s Summit, Missouri; McDonough, Georgia; Albuquerque, New Mexico; and Chesterfield Township, Michigan.
Effective the beginning of fiscal year 2016, we realigned our organizational structure and updated our reportable operating segments into two segments – Merchandising and Financial Services. Results for the six months ended June 27, 2015, presented in the tables below and in the following Management’s Discussion and Analysis of Financial Condition and Results of Operations have been recast to reflect these new segments. For more information on this change in segments see Note 13 “Segment Reporting” of the Notes to Condensed Consolidated Financial Statements.

Comparisons and analysis of selected financial data are presented below for the following periods:

	Three Months Ended
	July 2, 2016	June 27, 2015	Increase (Decrease)	% Change

	(Dollars in Thousands Except Earnings Per Diluted Share)
Revenue:
Merchandise sales	$786,203	$706,068	$80,135	11.3%
Financial Services	135,081	124,943	10,138	8.1
Other revenue	8,613	5,265	3,348	63.6
Total revenue	$929,897	$836,276	$93,621	11.2

Operating income	$67,709	$63,390	$4,319	6.8

Net income	$37,759	$40,057	$(2,298)	(5.7)

Earnings per diluted share	$0.55	$0.56	$(0.01)	(1.8)

	Six Months Ended
	July 2, 2016	June 27, 2015	Increase (Decrease)	% Change

	(Dollars in Thousands Except Earnings Per Diluted Share)
Revenue:
Merchandise sales	$1,506,118	$1,403,722	$102,396	7.3%
Financial Services	275,904	247,856	28,048	11.3
Other revenue	12,537	11,774	763	6.5
Total revenue	$1,794,559	$1,663,352	$131,207	7.9

Operating income	$112,065	$107,923	$4,142	3.8

Net income	$60,648	$66,831	$(6,183)	(9.3)

Earnings per diluted share	$0.88	$0.93	$(0.05)	(5.4)
Revenues in the three months ended July 2, 2016, totaled $930 million, an increase of $94 million, or 11.2%, compared to the three months ended June 27, 2015. Merchandise sales increased $80 million comparing the respective periods with the most significant factors contributing to the increase as follows:

•	An increase of $69 million due to the addition of new retail stores.

•
Comparable store sales on a consolidated basis for the three months ended July 2, 2016, on a shift-adjusted calendar basis, increased $8 million, or 1.5%, compared to the three months ended June 27, 2015. The adjustment of comparable store sales on a shift-adjusted calendar basis provides a more accurate performance of our comparable store sales by aligning the weeks of operation in the current fiscal year to the most comparable weeks in the prior fiscal year. The increase in comparable store sales comparing the respective periods was driven by an increase in the average sales per transaction of 8.9%, partially offset by a decrease in the number of transactions of 6.2%.

Comparable store sales results for our stores in the United States, which exclude Canada results and the impact of foreign currency exchange rate fluctuations, increased 2.0% compared to the three months ended June 27, 2015, reflected mostly in the hunting equipment product category.

•	An increase of $5 million, or 3.3%, in Internet and catalog sales, which was due to increases in the hunting equipment and general outdoors product categories.

Revenues in the six months ended July 2, 2016, totaled $1.8 billion, an increase of $131 million, or 7.9%, compared to the six months ended June 27, 2015. Merchandise sales increased $102 million comparing the respective periods with the most significant factors contributing to the net increase as follows:

•	An increase of $134 million due to the addition of new retail stores.

•
Comparable store sales on a consolidated basis for the six months ended July 2, 2016, on a shift-adjusted calendar basis, decreased $13 million, or 1.3%, compared to the six months ended June 27, 2015. The decrease in comparable store sales comparing the respective periods was driven by a decrease in the number of transactions of 8.1% partially offset by an increase in the average sales per transaction of 8.2%.

Comparable store sales results for our stores in the United States, which exclude Canada results and the impact of foreign currency exchange rate fluctuations, decreased 0.8% compared to the six months ended June 27, 2015, mostly due to a decrease in the clothing and footwear product category, partially offset by an increase in the hunting equipment product category.

•	A decrease of $13 million, or 4.3%, in Internet and catalog sales, which was due to decreases in the clothing and footwear and hunting equipment product categories.
Financial Services revenue increased $10 million, or 8.1%, in the three months ended July 2, 2016, compared to the three months ended June 27, 2015, and $28 million, or 11.3%, in the six months ended July 2, 2016, compared to the six months ended June 27, 2015. The increases in Financial Services revenue were primarily due to increases in interest and fee income and interchange income. The increases in interest and fee income were primarily due to increases in credit card loans and interest yield, and the increases in interchange income were primarily due to increases in credit card purchases. Partially offsetting these increases were increases in the provision for loan losses. The increases to the provision for loan losses were due to increases in loan delinquencies and, to a lesser extent, growth in the average outstanding balance of credit card loans.
Merchandise gross profit increased $6 million, or 2.3% and 1.3%, respectively, in both the three and six months ended July 2, 2016, compared to the three and six months ended June 27, 2015, primarily due to new retail store growth.
Merchandise gross profit as a percentage of merchandise sales decreased 290 basis points to 32.9% in the three months ended July 2, 2016, compared to the three months ended June 27, 2015, and 190 basis points to 32.6% in the six months ended July 2, 2016, compared to the six months ended June 27, 2015. The decreases in the 2016 periods compared to the respective 2015 periods were primarily due to our markdown and pricing strategy, which had an impact of approximately 230 basis points and 130 basis points comparing the respective three and six months periods, and increased sales of lower margin firearms, ammunition, and powersports products combined with lower sales in our higher margin soft goods and apparel categories, which had an impact of approximately 60 basis points for both of the respective three and six months periods.

The following discussions related to selling, distribution, and administrative (“SD&A”) expenses; impairment and restructuring charges; operating income; and operating income of the Merchandising segment are presented in accordance with generally accepted accounting principles (“GAAP”) and as non-GAAP adjusted financial measures. In light of the nature and magnitude, we believe these items should be presented separately to enhance a reader’s overall understanding of the Company’s ongoing operations. These non-GAAP adjusted financial measures should be considered in conjunction with the GAAP financial measures.

Accordingly, to supplement the following discussions related to SD&A expenses; SD&A expenses as a percentage of total revenue; impairment and restructuring charges; operating income; operating income as a percentage of total revenue; operating income of the Merchandising segment; and operating income of the Merchandising segment as a percentage of total Merchandising segment revenue presented in accordance with GAAP, we are providing non-GAAP adjusted financial measures of operating results that exclude certain items, which are presented below both as GAAP reported and non-GAAP financial measures excluding:

•
consulting fees and certain expenses primarily related to our corporate restructuring initiatives and the review of strategic alternatives totaling $5 million for the three months ended July 2, 2016, and $8 million for the six months ended July 2, 2016;

•	a charge recognized on a preliminary settlement totaling $4 million relating to a lawsuit in California state court (a “preliminary lawsuit settlement”) for the six months ended July 2, 2016;

•	incremental expenses related to the transition and closing of the Company’s distribution center in Canada in the six months ended June 27, 2015; and

•	impairment and restructuring charges totaling $1 million for the three months ended July 2, 2016, and $4 million for the six months ended July 2, 2016.

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

The following table reconciles these financial measures to the related GAAP adjusted financial measures for the periods presented.

	Reconciliation of GAAP Reported to Non-GAAP Adjusted Financial Measures (1)
	Three Months Ended
	July 2, 2016			June 27, 2015
	GAAP Basis as Reported	Non-GAAP Adjustments	Non-GAAP Amounts	GAAP Basis as Reported

	(Dollars in Thousands Except Earnings Per Share)
SD&A expenses (2)	$329,682	$(4,592)	$325,090	$319,892
SD&A expenses as a percentage of total revenue	35.5%	(0.5)%	35.0%	38.3%
Impairment and restructuring charges (3)	$959	$(959)	$—	$—
Operating income (2) (3)	$67,709	$5,551	$73,260	$63,390
Operating income as a percentage of total revenue	7.3%	0.6%	7.9%	7.6%
Merchandising segment:
Operating income (2) (3)	$18,024	$5,551	$23,575	$17,480
Operating income as a percentage of total segment revenue	2.3%	0.7%	3.0%	2.5%

(footnotes follow on the next page)

	Reconciliation of GAAP Reported to Non-GAAP Adjusted Financial Measures (1)
	Six Months Ended
	July 2, 2016			June 27, 2015
	GAAP Basis as Reported	Non-GAAP Adjustments	Non-GAAP Amounts	GAAP Basis as Reported	Non-GAAP Adjustments	Non-GAAP Amounts

	(Dollars in Thousands Except Earnings Per Share)
SD&A expenses (2)	$658,871	$(12,095)	$646,776	$635,996	$(1,207)	$634,789
SD&A expenses as a percentage of total revenue	36.7%	(0.7)%	36.0%	38.2%	—%	38.2%
Impairment and restructuring charges (3)	$3,931	$(3,931)	$—	$—	$—	$—
Operating income (2) (3)	$112,065	$16,026	$128,091	$107,923	$1,207	$109,130
Operating income as a percentage of total revenue	6.2%	0.9%	7.1%	6.5%	0.1%	6.6%
Merchandising segment:
Operating income (2) (3)	$1,629	$16,026	$17,655	$13,536	$1,207	$14,743
Operating income as a percentage of total segment revenue	0.1%	1.1%	1.2%	1.0%	—%	1.0%

(1)
The presentation includes non-GAAP financial measures. These non-GAAP financial measures are not prepared under any comprehensive set of accounting rules or principles, and do not reflect all of the amounts associated with the Company's results of operations as determined in accordance with GAAP. There were no non-GAAP items in the three months ended June 27, 2015.

(2)	Consists of the following for the respective periods:

	Three Months Ended		Six Months Ended
	July 2, 2016	June 27, 2015	July 2, 2016	June 27, 2015

Consulting fees and certain expenses primarily related to the Company’s corporate restructuring initiative and the review of strategic alternatives	$4,592	$—	$8,245	$—
Charge related to a preliminary lawsuit settlement	—	—	3,850	—
Incremental expenses related to the transition and closing of the Company’s distribution center in Canada	—	—	—	1,207
	$4,592	$—	$12,095	$1,207

(3)	Consists of the following for the respective periods:

	Three Months Ended		Six Months Ended
	July 2, 2016	June 27, 2015	July 2, 2016	June 27, 2015

Charges for employee severance agreements and termination benefits related to the Company’s corporate restructuring and reduction in the number of personnel	$505	$—	$3,336	$—
Impairment losses on property, equipment, and other assets	454	—	595	—
	$959	$—	$3,931	$—

SD&A expenses increased $10 million in the three months ended July 2, 2016, compared to the three months ended June 27, 2015, primarily due to increases in costs totaling $5 million related to corporate restructuring initiatives and the review of strategic alternatives in the three months ended July 2, 2016, as well as additional costs from increases in the number of new stores and costs in related support areas. Although operating expenses increased $10 million in the three months ended July 2, 2016, compared to the three months ended June 27, 2015, operating expenses as a percentage of total revenue decreased 280 basis points comparing the respective periods. On a non-GAAP basis, excluding the impact of costs related to restructuring initiatives and the review of strategic alternatives as reflected in the table above entitled “Reconciliation of GAAP Reported to Non-GAAP Adjusted Financial Measures,” SD&A expenses increased $5 million comparing the respective periods, and as a percentage of total revenue, decreased 330 basis points in the three months ended July 2, 2016, compared to the three months ended June 27, 2015.

SD&A expenses increased $23 million in the six months ended July 2, 2016, compared to the six months ended June 27, 2015, primarily due to net increases in costs totaling $12 million related to corporate restructuring initiatives, the review of strategic alternatives, and a charge recognized on a preliminary lawsuit settlement in the six months ended July 2, 2016, as well as additional costs from increases in the number of new stores and costs in related support areas. Although operating expenses increased $23 million in the six months ended July 2, 2016, compared to the six months ended June 27, 2015, operating expenses as a percentage of total revenue decreased 150 basis points comparing the respective periods. On a non-GAAP basis, excluding the impact of costs related to restructuring initiatives, the review of strategic alternatives, a preliminary lawsuit settlement, and the closing of the distribution center in Canada as reflected in the table above entitled “Reconciliation of GAAP Reported to Non-GAAP Adjusted Financial Measures,” SD&A expenses increased $12 million comparing the respective periods, and as a percentage of total revenue, decreased 220 basis points in the six months ended July 2, 2016, compared to the six months ended June 27, 2015.

Impairment and restructuring charges increased $1 million in the three months ended July 2, 2016, compared to the three months ended June 27, 2015, and $4 million in the six months ended July 2, 2016, compared to the six months ended June 27, 2015. These increases were primarily due to charges for severance and related benefits due to our corporate restructuring and reduction in the number of personnel.

In the second half of 2015, we launched a major multi-year corporate restructuring project aimed at lowering the Company’s operating expense base to increase our return on invested capital. We have identified numerous meaningful savings opportunities across the Company, including information technology process improvement, indirect procurement, retail labor optimization, merchandise sourcing, retail support functions, and supply chain enhancements, some of which we have already implemented, that are expected to result in a reduction of operating expenses as a percentage of total revenue of up to 150 basis points over the next three years. As we focus on expense management controls consistent with our multi-year corporate restructuring project, we plan to continue our omni-channel initiatives, our Cabela’s branded product investments, and our retail expansion. We will continue to manage our operating costs accordingly through fiscal year 2016 and beyond.

Operating income increased $4 million in the three and six months ended July 2, 2016, compared to the three and six months ended June 27, 2015. Operating income as a percentage of total revenue decreased 30 basis points over the respective three and six month periods. The increase in operating income was primarily attributable to increases in revenue from our Financial Services segment and in our merchandise gross profit. On a non-GAAP basis, excluding the impact of costs related to restructuring initiatives, the review of strategic alternatives, a preliminary lawsuit settlement, the closing of the distribution center in Canada, and impairment and restructuring charges as reflected in the table above entitled “Reconciliation of GAAP Reported to Non-GAAP Adjusted Financial Measures,” operating income increased $10 million and $19 million, respectively, and operating income as a percentage of total revenue increased 30 and 50 basis points, respectively, comparing the three and six months ended July 2, 2016, to the three and six months ended June 27, 2015.

The following summarizes the operating results of our business segments. For a more detailed discussion, see “Results of Operations - Three Months Ended July 2, 2016, Compared to June 27, 2015” and “Results of Operations - Six Months Ended July 2, 2016, Compared to June 27, 2015.”

Our Merchandising segment business is seasonal in nature and interim results may not be indicative of results for the full year. Due to buying patterns around the holidays and the opening of hunting seasons, our merchandise revenue is traditionally higher in the third and fourth quarters than in the first and second quarters, and we typically earn a disproportionate share of our operating income in the fourth quarter. Because of our retail store expansion, and fixed costs associated with retail stores, our quarterly operating income may be further impacted by these seasonal fluctuations. Comparing Merchandising segment results in the three and six months ended July 2, 2016, to the three and six months ended June 27, 2015:

•	total merchandise sales and other revenue increased $83 million, or 11.7%, and $103 million, or 7.3%, respectively;

•	operating income increased $1 million and decreased $12 million, respectively; and

•	operating income as a percentage of Merchandising segment revenue decreased 10 basis points and 80 basis points, respectively.
On a non-GAAP basis, excluding the impact of costs related to restructuring initiatives, the review of strategic alternatives, a preliminary lawsuit settlement, the closing of the distribution center in Canada, and impairment and restructuring charges as reflected in the table above entitled “Reconciliation of GAAP Reported to Non-GAAP Adjusted Financial Measures,” the Merchandising segment operating income increased $7 million, to $24 million, comparing the three months ended July 2, 2016, to the three months ended June 27, 2015, and increased $3 million, to $18 million, comparing the six months ended July 2, 2016, to the six months ended June 27, 2015. On a non-GAAP basis, operating income as a percentage of Merchandising segment revenue increased 60 basis points, to 3.0%, and 20 basis points, to 1.2%, comparing the respective three and six month periods.
Cabela’s CLUB continues to manage its credit card delinquencies and charge-offs through active account management. Comparing Cabela’s CLUB results in the three and six months ended July 2, 2016, to the three and six months ended June 27, 2015:

•	the average number of active accounts increased 7.3%, to 2.0 million in both the three and six month periods, and the average balance per active account increased $173 and $169, respectively;

•	the average balance of our credit card loans increased 15.5% and 15.4%, to $5.0 billion and $4.9 billion, respectively;

•	net purchases on credit card accounts increased 6.9% and 7.3%, to $5.4 billion and $10.2 billion, respectively; and

•	net charge-offs as a percentage of average credit card loans increased 33 and 52 basis points, to 2.13% and 2.19%, respectively.

During the six months ended July 2, 2016, the Financial Services segment issued $497 million in certificates of deposit, completed a term securitization totaling $1.0 billion, and increased a $300 million variable funding facility originally scheduled to mature in March 2016 to $500 million and extended its maturity date to March 2019.

Operations Review
Our operating results expressed as a percentage of revenue were as follows for the three months ended July 2, 2016, and June 27, 2015, each of which consisted of 13 weeks, and for the six months ended July 2, 2016, and June 27, 2015, each of which consisted of 26 weeks.

	Three Months Ended		Six Months Ended
	July 2, 2016	June 27, 2015	July 2, 2016	June 27, 2015

Revenue	100.00%	100.00%	100.00%	100.00%
Cost of revenue	57.16	54.17	56.82	55.28
Gross profit (exclusive of depreciation and amortization)	42.84	45.83	43.18	44.72

Selling, distribution, and administrative expenses	35.46	38.25	36.72	38.23
Impairment and restructuring charges	0.10	—	0.22	—
Operating income	7.28	7.58	6.24	6.49
Other income (expense):
Interest expense, net	(0.89)	(0.55)	(0.98)	(0.50)
Other income, net	0.30	0.24	0.21	0.22
Total other income (expense), net	(0.59)	(0.31)	(0.77)	(0.28)
Income before provision for income taxes	6.69	7.27	5.47	6.21
Provision for income taxes	2.63	2.48	2.09	2.19
Net income	4.06%	4.79%	3.38%	4.02%

Results of Operations - Three Months Ended July 2, 2016, Compared to June 27, 2015

Revenues
Comparisons and analysis of our revenues are presented below for the three months ended:

	July 2, 2016		June 27, 2015		Increase (Decrease)	% Change
		%		%
	(Dollars in Thousands)

Merchandise	$786,203	84.6%	$706,068	84.5%	$80,135	11.3%
Financial Services	135,081	14.5	124,943	14.9	10,138	8.1
Other	8,613	0.9	5,265	0.6	3,348	63.6
Total	$929,897	100.0%	$836,276	100.0%	$93,621	11.2
Merchandise Sales – Comparisons and analysis of our merchandise sales are presented below for the three months ended:

	July 2, 2016		June 27, 2015		Increase (Decrease)	% Change
		%		%
	(Dollars in Thousands)

Retail store sales	$644,932	82.0%	$569,315	80.6%	$75,617	13.3%
Internet and catalog sales	141,271	18.0	136,753	19.4	4,518	3.3
Total merchandise sales	$786,203	100.0%	$706,068	100.0%	$80,135	11.3

Product Sales Mix – The following table sets forth the percentage of our merchandise revenue contributed by major product categories for our Merchandising segment for the three months ended:

	July 2, 2016	June 27, 2015

Hunting Equipment	39.7%	34.3%
General Outdoors	43.7	48.9
Clothing and Footwear	16.6	16.8
Total	100.0%	100.0%
Merchandise sales increased $80 million, or 11.3%, in the three months ended July 2, 2016, compared to the three months ended June 27, 2015, primarily due to increases in revenue from the addition of new retail stores of $69 million, comparable store sales of $8 million, and Internet and catalog sales of $5 million.

Comparable store sales and analysis are presented below for the three months ended:

	July 2, 2016	June 27, 2015	Increase (Decrease)	% Change
	(Dollars in Thousands)

Comparable stores sales on a consolidated basis (1)	$538,130	$529,982	$8,148	1.5%
Comparable stores sales - United States stores only	506,063	495,925	10,138	2.0
Comparable stores sales on a constant currency basis (2)				1.8

(1) Calculated on a shift-adjusted calendar basis.
(2) Reflects the elimination of fluctuations in foreign currency exchange rates.
The net increase in comparable store sales of $8 million was due to increases of $10 million in the hunting equipment product category and $2 million in the general outdoors product category, partially offset by a $4 million decrease in the clothing and footwear product category. The increase in comparable store sales on a consolidated basis comparing the respective periods was driven by an increase in the average sales per transaction of 8.9%, partially offset by a decrease in the number of transactions of 6.2%.
Internet and catalog sales increased $5 million, or 3.3%, to $141 million, in the three months ended July 2, 2016, compared to the three months ended June 27, 2015. The net increase was primarily due to increases of $5 million in the hunting equipment product category and $3 million in the general outdoors product category, partially offset by a $3 million decrease in the clothing and footwear product category.
Financial Services Revenue – The following table sets forth the components of Financial Services revenue for the three months ended:

	July 2, 2016	June 27, 2015	Increase (Decrease)	% Change
	(Dollars in Thousands)

Interest and fee income	$141,180	$112,965	$28,215	25.0%
Interest expense	(20,929)	(16,811)	4,118	24.5
Provision for loan losses	(32,404)	(15,831)	16,573	104.7
Net interest income, net of provision for loan losses	87,847	80,323	7,524	9.4
Non-interest income:
Interchange income	104,841	98,509	6,332	6.4
Other non-interest income	875	821	54	6.6
Total non-interest income	105,716	99,330	6,386	6.4
Less: Customer rewards costs	(58,482)	(54,710)	3,772	6.9
Financial Services revenue	$135,081	$124,943	$10,138	8.1
Financial Services revenue increased $10 million, or 8.1%, for the three months ended July 2, 2016, compared to the three months ended June 27, 2015. The increase in interest and fee income of $28 million was due to increases in credit card loans and interest yield. The increase in the provision for loan losses of $17 million was due to increases in loan delinquencies. The increase in interchange income of $6 million was due to increases in credit card purchases.

The following table sets forth the components of Financial Services revenue as a percentage of average total credit card loans, including any accrued interest and fees, for the three months ended:

	July 2, 2016	June 27, 2015

Interest and fee income	11.4%	10.5%
Interest expense	(1.7)	(1.6)
Provision for loan losses	(2.6)	(1.5)
Interchange income	8.4	9.2
Other non-interest income	0.1	0.1
Customer rewards costs	(4.7)	(5.1)
Financial Services revenue	10.9%	11.6%

Key statistics reflecting the performance of Cabela’s CLUB are shown in the following chart for the three months ended:

	July 2, 2016	June 27, 2015	Increase (Decrease)	% Change
	(Dollars in Thousands Except Average Balance per Active Account )

Average balance of credit card loans (1)	$4,964,603	$4,299,130	$665,473	15.5%
Average number of active credit card accounts	2,041,783	1,903,291	138,492	7.3
Average balance per active credit card account (1)	$2,432	$2,259	$173	7.7
Purchases on credit card accounts, net	5,419,361	5,071,387	347,974	6.9
Net charge-offs on credit card loans (1)	26,490	19,337	7,153	37.0
Net charge-offs as a percentage of average credit card loans (1)	2.13%	1.80%	0.33%

(1) Includes accrued interest and fees
The average balance of credit card loans increased to $5 billion, or 15.5%, for the three months ended July 2, 2016, compared to the three months ended June 27, 2015, due to an increase in the number of active accounts and the average balance per account. We define an active credit card account as any account with an outstanding debit or credit balance at the end of any respective month. The average number of active accounts increased to 2.0 million, or 7.3%, compared to the three months ended June 27, 2015, due to our successful marketing efforts in new account acquisitions. Net charge-offs as a percentage of average credit card loans increased to 2.13% for the three months ended July 2, 2016, up 33 basis points compared to the three months ended June 27, 2015, primarily due to an increase in delinquencies. Net charge-offs were also impacted by an increase in the average balance of credit card loans. See “Asset Quality of Cabela’s CLUB” in this report for additional information on trends in delinquencies and non-accrual loans and analysis of our allowance for loan losses.

Other Revenue

Other revenue was $9 million in the three months ended July 2, 2016, compared to $5 million in the three months ended June 27, 2015, with the increase primarily due to increases in real estate sales revenues.

Merchandise Gross Profit

Comparisons and analysis of our merchandise gross profit on merchandise sales are presented below for the three months ended:

	July 2, 2016	June 27, 2015	Increase (Decrease)	% Change
	(Dollars in Thousands)

Merchandise sales	$786,203	$706,068	$80,135	11.3%
Merchandise gross profit	258,794	253,074	5,720	2.3
Merchandise gross profit as a percentage of merchandise sales	32.9%	35.8%	(2.9)%

 Merchandise gross profit increased $6 million, or 2.3%, to $259 million in the three months ended July 2, 2016, compared to the three months ended June 27, 2015, primarily due to new retail store growth. Our merchandise gross profit as a percentage of merchandise sales decreased 290 basis points to 32.9% in the three months ended July 2, 2016, compared to the three months ended June 27, 2015. This decrease was primarily due to our markdown and pricing strategy, which had an impact of approximately 230 basis points, and increased sales of lower margin firearms, ammunition, and powersports products combined with lower sales in our higher margin soft goods and apparel categories, which had an impact of approximately 60 basis points.

Selling, Distribution, and Administrative Expenses

Comparisons and analysis of our SD&A expenses are presented below for the three months ended:

	July 2, 2016	June 27, 2015	Increase (Decrease)	% Change
	(Dollars in Thousands)

SD&A expenses	$329,682	$319,892	$9,790	3.1%
SD&A expenses as a percentage of total revenue	35.5%	38.3%	(2.8)%
Retail store pre-opening costs	$1,816	$7,893	$(6,077)	(77.0)
Non-GAAP amounts:
SD&A expenses on a non-GAAP basis	$325,090	$319,892	$5,198	1.6%
SD&A expenses as a percentage of total revenue on a non-GAAP basis	35.0%	38.3%	(3.3)%
SD&A expenses increased $10 million, or 3.1%, in the three months ended July 2, 2016, compared to the three months ended June 27, 2015, but decreased 280 basis points comparing the respective periods to 35.5% as a percentage of total revenue. SD&A expenses increased primarily due to increases in costs totaling $5 million related to corporate restructuring initiatives and the review of strategic alternatives in the three months ended July 2, 2016, as well as additional costs from increases in the number of new stores and costs in related support areas.
On a non-GAAP basis, excluding the impact of costs related to restructuring initiatives and the review of strategic alternatives, as reflected in the table in the Executive Overview section of this report entitled “Reconciliation of GAAP Reported to Non-GAAP Adjusted Financial Measures,” SD&A expenses increased $5 million comparing the respective periods, and as a percentage of total revenue, decreased 330 basis points in the three months ended July 2, 2016, compared to the three months ended June 27, 2015.
In addition, in the three months ended July 2, 2016, we incurred a $1 million charge for severance and related benefits (which was included in impairment and restructuring charges in the condensed consolidated statements of income) primarily attributable to our corporate restructuring and reduction in the number of personnel. We continue to focus on expense management throughout the Company and have identified several expense reduction opportunities that we have implemented or are in the process of implementing that should benefit operating income in upcoming periods.

The most significant changes in SD&A expenses in the three months ended July 2, 2016, compared to the three months ended June 27, 2015, related to specific business segments, included:
Merchandising Segment:

•
A decrease of $8 million in employee compensation, benefits, and contract labor primarily due to our corporate restructuring project aimed at lowering the Company’s operating expenses and a decrease in bonus expense attributable to our corporate restructuring and reduction in the number of personnel.

•
An increase of $7 million in building costs and depreciation primarily due to additional costs from increases in the number of new stores and the operations and maintenance of our existing retail stores and corporate offices.

•	An increase of $5 million related to corporate restructuring initiatives and the review of strategic alternatives.

In the second half of 2015, we launched a major multi-year corporate restructuring project aimed at lowering the Company’s operating expense base to increase our return on invested capital. We have identified numerous meaningful savings opportunities across the Company, including information technology process improvement, indirect procurement, retail labor optimization, merchandise sourcing, retail support functions, and supply chain enhancements, some of which we have already implemented, that are expected to result in a reduction of operating expenses as a percentage of total revenue of up to 150 basis points over the next three years. As we focus on expense management controls consistent with our multi-year corporate restructuring project, we plan to continue our omni-channel initiatives, our Cabela’s branded product investments, and our retail expansion. We will continue to manage our operating costs accordingly through fiscal year 2016 and beyond.
Financial Services Segment:

•	An increase of $3 million in employee compensation, benefits, and contract labor to support the growth of credit card operations.

Impairment and Restructuring Charges

In the three months ended July 2, 2016, we recognized an impairment loss on a property and incurred restructuring charges totaling $1 million. This increase compared to the three months ended June 27, 2015, was primarily due to charges for severance and related benefits due to our corporate restructuring and reduction in the number of personnel. Both the impairment loss and restructuring charges were recognized in the Merchandising segment. We did not recognize any impairment or restructuring charges during the three months ended June 27, 2015.
Operating Income

Comparisons and analysis of operating income are presented below for the three months ended:

	July 2, 2016	June 27, 2015	Increase (Decrease)	% Change
	(Dollars in Thousands)

Operating income	$67,709	$63,390	$4,319	6.8%
Operating income as a percentage of total revenue	7.3%	7.6%	(0.3)%
Non-GAAP amounts:
Operating income on a non-GAAP basis	$73,260	$63,390	$9,870	15.6
Operating income as a percentage of total revenue on a non-GAAP basis	7.9%	7.6%	0.3%

Operating income by business segment:
Merchandising	$18,024	$17,480	$544	3.1
Financial Services	49,685	45,910	3,775	8.2

Operating income as a percentage of segment revenue:
Merchandising	2.3%	2.5%	(0.2)%
Financial Services	38.3	38.3	—

Total operating income increased $4 million, or 6.8%, in the three months ended July 2, 2016, compared to the three months ended June 27, 2015. The net increase in operating income was primarily attributable to increases in revenue from our Financial Services segment and in our merchandise gross profit which was partially offset by increases in consolidated operating expenses and impairment and restructuring charges.

On a non-GAAP basis, excluding the impact of costs related to restructuring initiatives, the review of strategic alternatives, and impairment and restructuring charges as reflected in the table in the Executive Overview section of this report entitled “Reconciliation of GAAP Reported to Non-GAAP Adjusted Financial Measures,” operating income increased $10 million, and total operating income as a percentage of total revenue increased 30 basis points, comparing the three months ended July 2, 2016, to the three months ended June 27, 2015.
Under an Intercompany Agreement, described more fully in Note 13 “Segment Reporting” of the Notes to Condensed Consolidated Financial Statements, the Financial Services segment pays a license fee to the Merchandising segment and, among other items, reimburses the Merchandising segment for certain promotional costs. Total fees paid under this Intercompany Agreement by the Financial Services segment to the Merchandising segment increased $4 million in the three months ended July 2, 2016, compared to the three months ended June 27, 2015.

Interest (Expense) Income, Net

Interest expense, net of interest income, was $8 million in the three months ended July 2, 2016, compared to $5 million in the three months ended June 27, 2015. The increase in interest expense was primarily due to the issuances of the new unsecured notes for $250 million in August 2015 and $300 million in December 2015. The amount of interest capitalized decreased $2 million comparing the respective periods due to a slowdown in new store activity and interest that was capitalized in 2015 for our new corporate facility and distribution center in Tooele, Utah.

Other Non-Operating Income, Net

Other non-operating income was $3 million in the three months ended July 2, 2016, compared to $2 million in the three months ended June 27, 2015. Other non-operating income included $0.5 million that we received in the three months ended July 2, 2016, on a note receivable where the balance was written off in a previous period and recognized in impairment and restructuring charges in the condensed consolidated statements of income.

Provision for Income Taxes

Our effective tax rate was 39.3% for the three months ended July 2, 2016, compared to 34.1% for the three months ended June 27, 2015. Our effective tax rate increased comparing the respective periods primarily due to increases in nondeductible expenses, tax adjustments attributable to changes in the mix of taxable income between the United States and foreign tax jurisdictions, and state income taxes and a decrease in research and development tax credits received.

Results of Operations - Six Months Ended July 2, 2016, Compared to June 27, 2015

Revenues

Comparisons and analysis of our revenues are presented below for the six months ended:

	July 2, 2016		June 27, 2015		Increase (Decrease)	% Change
		%		%
	(Dollars in Thousands)

Merchandise	$1,506,118	83.9%	$1,403,722	84.4%	$102,396	7.3%
Financial Services	275,904	15.4	247,856	14.9	28,048	11.3
Other	12,537	0.7	11,774	0.7	763	6.5
Total	$1,794,559	100.0%	$1,663,352	100.0%	$131,207	7.9

Merchandise Sales – Comparisons and analysis of our merchandise sales are presented below for the six months ended:

	July 2, 2016		June 27, 2015		Increase (Decrease)	% Change
		%		%
	(Dollars in Thousands)

Retail store sales	$1,209,137	80.3%	$1,093,490	77.9%	$115,647	10.6%
Internet and catalog sales	296,981	19.7	310,232	22.1	(13,251)	(4.3)
Total merchandise sales	$1,506,118	100.0%	$1,403,722	100.0%	$102,396	7.3
Product Sales Mix – The following table sets forth the percentage of our merchandise sales contributed by major product categories for our Merchandising segment for the six months ended:

	July 2, 2016	June 27, 2015

Hunting Equipment	44.4%	41.0%
General Outdoors	37.9	39.9
Clothing and Footwear	17.7	19.1
Total	100.0%	100.0%
Merchandise sales increased $102 million, or 7.3%, in the six months ended July 2, 2016, compared to the six months ended June 27, 2015, primarily due to an increase of $134 million in revenue from the addition of new retail stores partially offset by decreases of $13 million in comparable store sales and $13 million in Internet and catalog sales.
Comparable store sales and analysis are presented below for the six months ended:

	July 2, 2016	June 27, 2015	Increase (Decrease)	% Change
	(Dollars in Thousands)

Comparable stores sales on a consolidated basis (1)	$1,011,729	$1,024,906	$(13,177)	(1.3)%
Comparable stores sales - United States stores only	956,063	963,984	(7,921)	(0.8)
Comparable stores sales on a constant currency basis (2)				(0.9)

(1) Calculated on a shift-adjusted calendar basis.
(2) Reflects the elimination of fluctuations in foreign currency exchange rates.
The net decrease in comparable store sales of $13 million was due to a decrease of approximately $18 million in the clothing and footwear product category which was partially offset by an increase in the hunting equipment product category. There was no significant change in comparable store sales in the general outdoors product category comparing the respective periods. The decrease in comparable store sales comparing the respective periods was driven by a decrease in the number of transactions of 8.1% partially offset by an increase in the average sales per transaction of 8.2%. In response to the softness of sales in our clothing and footwear categories, we have taken a number of actions, including testing national brand shops in a number of stores, testing alternate labor strategies in our apparel areas aimed at providing better sales coverage during peak selling times, and focusing more on marketing the “better category” selection of our merchandise assortments.
For fiscal year 2016, we are continuing to monitor and take steps that are needed to respond to a number of consumer-related factors that may impact our planned growth in comparable store sales on an annual basis. These steps include the timing of discounts offered and promotional events to meet consumer preferences or actions taken by our competitors, including demand for firearms and ammunition, which can be very volatile based on current events as well as potential future government regulation. In addition, we are looking at our strategic space allocation and improving space utilization within our stores, as well as changing, as needed in certain locations, our brand assortment between national brands and Cabela’s brand. We also are working closely with our vendors and actively managing our inventory levels to ensure that we have the adequate quantity and assortment of necessary products available to meet any such consumer-related factors.

Internet and catalog sales decreased $13 million, or 4.3%, to $297 million, in the six months ended July 2, 2016, compared to the six months ended June 27, 2015. The net decrease was primarily due to decreases of $11 million in the clothing and footwear product category and $4 million in the hunting equipment product category, partially offset by a $2 million increase in the general outdoors product category.
Financial Services Revenue – The following table sets forth the components of Financial Services revenue for the six months ended:

	July 2, 2016	June 27, 2015	Increase (Decrease)	% Change
	(Dollars in Thousands)

Interest and fee income	$280,928	$224,893	$56,035	24.9%
Interest expense	(40,802)	(32,430)	8,372	25.8
Provision for loan losses	(55,224)	(29,061)	26,163	90.0
Net interest income, net of provision for loan losses	184,902	163,402	21,500	13.2
Non-interest income:
Interchange income	199,837	186,203	13,634	7.3
Other non-interest income	1,545	1,503	42	2.8
Total non-interest income	201,382	187,706	13,676	7.3
Less: Customer rewards costs	(110,380)	(103,252)	7,128	6.9
Financial Services revenue	$275,904	$247,856	$28,048	11.3
Financial Services revenue increased $28 million, or 11.3%, for the six months ended July 2, 2016, compared to the six months ended June 27, 2015. The increase in interest and fee income of $56 million was primarily due to increases in credit card loans and interest yield. The increase in interchange income of $14 million was due to increases in credit card purchases. The increase in the provision for loan losses of $26 million was due to increases in loan delinquencies and, to a lesser extent, growth in the average outstanding balance of credit card loans.

The following table sets forth the components of Financial Services revenue as a percentage of average total credit card loans, including any accrued interest and fees, for the six months ended:

	July 2, 2016	June 27, 2015

Interest and fee income	11.4%	10.6%
Interest expense	(1.7)	(1.5)
Provision for loan losses	(2.2)	(1.4)
Interchange income	8.1	8.7
Other non-interest income	0.1	0.1
Customer rewards costs	(4.5)	(4.8)
Financial Services revenue	11.2%	11.7%

Key statistics reflecting the performance of Cabela’s CLUB are shown in the following chart for the six months ended:

	July 2, 2016	June 27, 2015	Increase (Decrease)	% Change
	(Dollars in Thousands Except Average Balance per Active Account )

Average balance of credit card loans (1)	$4,916,180	$4,260,055	$656,125	15.4%
Average number of active credit card accounts	2,033,919	1,894,668	139,251	7.3
Average balance per active credit card account (1)	$2,417	$2,248	$169	7.5
Purchases on credit card accounts, net	10,245,980	9,548,399	697,581	7.3
Net charge-offs on credit card loans (1)	53,863	35,513	18,350	51.7
Net charge-offs as a percentage of average credit card loans (1)	2.19%	1.67%	0.52%

(1) Includes accrued interest and fees
The average balance of credit card loans increased to $4.9 billion, or 15.4%, for the six months ended July 2, 2016, compared to the six months ended June 27, 2015, due to increases in the number of active accounts and the average balance per account. We define an active credit card account as any account with an outstanding debit or credit balance at the end of any respective month. The average number of active accounts increased to 2.0 million, or 7.3%, in the six months ended July 2, 2016, compared to the six months ended June 27, 2015, due to our successful marketing efforts in new account acquisitions. Net charge-offs as a percentage of average credit card loans increased to 2.19% in the six months ended July 2, 2016, up 52 basis points compared to the six months ended June 27, 2015, due to increases in loan delinquencies as well as decreases in recovery rates. Net charge-offs were also impacted by an increase in the average balance of credit card loans. Additionally, recovery rates for the six months ended June 27, 2015, were positively impacted due to the acceleration of the timing of a sale of charged-off loans in the first quarter of 2015. See “Asset Quality of Cabela’s CLUB” in this report for additional information on trends in delinquencies and non-accrual loans and analysis of our allowance for loan losses.

Other Revenue

Other revenue was $13 million in the six months ended July 2, 2016, compared to $12 million in the six months ended June 27, 2015, with the increase primarily due to increases in real estate sales revenues, which was partially offset by a decrease related to our exit from certain non-core businesses in fiscal year 2015.

Merchandise Gross Profit
Comparisons and analysis of our merchandise gross profit on merchandise sales are presented below for the six months ended:

	July 2, 2016	June 27, 2015	Increase (Decrease)	% Change
	(Dollars in Thousands)

Merchandise sales	$1,506,118	$1,403,722	$102,396	7.3%
Merchandise gross profit	490,717	484,509	6,208	1.3
Merchandise gross profit as a percentage of merchandise sales	32.6%	34.5%	(1.9)%
Merchandise gross profit increased $6 million, or 1.3%, to $491 million in the six months ended July 2, 2016, compared to the six months ended June 27, 2015, primarily due to new retail store growth. Our merchandise gross margin as a percentage of merchandise sales decreased 190 basis points to 32.6% in the six months ended July 2, 2016, compared to the six months ended June 27, 2015. This decrease was primarily due to our markdown and pricing strategy, which had an impact of approximately 130 basis points, and increased sales of lower margin firearms, ammunition, and powersports products combined with lower sales in our higher margin soft goods and apparel categories, which had an impact of approximately 60 basis points.

Selling, Distribution, and Administrative Expenses

Comparisons and analysis of our SD&A expenses are presented below for the six months ended:

	July 2, 2016	June 27, 2015	Increase (Decrease)	% Change
	(Dollars in Thousands)

SD&A expenses	$658,871	$635,996	$22,875	3.6%
SD&A expenses as a percentage of total revenue	36.7%	38.2%	(1.5)%
Retail store pre-opening costs	$5,666	$14,901	$(9,235)	(62.0)
Non-GAAP amounts:
SD&A expenses on a non-GAAP basis	$646,776	$634,789	$11,987	1.9%
SD&A expenses as a percentage of total revenue on a non-GAAP basis	36.0%	38.2%	(2.2)%
SD&A expenses increased $23 million, or 3.6%, in the six months ended July 2, 2016, compared to the six months ended June 27, 2015, but decreased 150 basis points comparing the respective periods to 36.7% as a percentage of total revenue. SD&A expenses increased primarily due to increases in costs totaling $12 million related to corporate restructuring initiatives, the review of strategic alternatives, and a charge recognized on a preliminary lawsuit settlement in the six months ended July 2, 2016, as well as additional costs from increases in the number of new stores and costs in related support areas.
On a non-GAAP basis, excluding the impact of costs related to restructuring initiatives, the review of strategic alternatives, a preliminary lawsuit settlement, and the closing of the distribution center in Canada as reflected in the table in the Executive Overview section of this report entitled “Reconciliation of GAAP Reported to Non-GAAP Adjusted Financial Measures,” SD&A expenses increased $12 million comparing the respective periods, and as a percentage of total revenue, decreased 220 basis points in the six months ended July 2, 2016, compared to the six months ended June 27, 2015.
In addition, in the six months ended July 2, 2016, we incurred a $3 million charge for severance and related benefits (which was included in impairment and restructuring charges in the condensed consolidated statements of income) primarily attributable to our corporate restructuring and reduction in the number of personnel. We continue to focus on expense management throughout the Company and have identified several expense reduction opportunities that we have implemented or are in the process of implementing that should benefit operating income in upcoming periods.
The most significant changes in SD&A expenses in the six months ended July 2, 2016, compared to the six months ended June 27, 2015, related to specific business segments, included:
Merchandising Segment:

•
An increase of $12 million in building costs and depreciation primarily due to additional costs from increases in the number of new stores and the operations and maintenance of our existing retail stores and corporate offices.

•	An increase of $8 million related to corporate restructuring initiatives and the review of strategic alternatives.

•
A decrease of $7 million in employee compensation, benefits, and contract labor primarily due to our corporate restructuring project aimed at lowering the Company’s operating expenses and a decrease in bonus expense attributable to our corporate restructuring and reduction in the number of personnel.

•	An increase of $4 million related to a charge recognized on a preliminary lawsuit settlement.

Financial Services Segment:

•	An increase of $6 million in employee compensation, benefits, and contract labor to support the growth of credit card operations.

Impairment and Restructuring Charges
In the six months ended July 2, 2016, we recognized impairment losses of $1 million and incurred restructuring charges of $3 million for severance and related benefits primarily attributable to our corporate restructuring and reduction in the number of personnel. Both the impairment losses and restructuring charges were recognized in the Merchandising segment. We did not recognize any impairment or restructuring charges during the six months ended June 27, 2015.

Operating Income

Comparisons and analysis of operating income are presented below for the six months ended:

	July 2, 2016	June 27, 2015	Increase (Decrease)	% Change
	(Dollars in Thousands)

Operating income	$112,065	$107,923	$4,142	3.8%
Operating income as a percentage of total revenue	6.2%	6.5%	(0.3)%
Non-GAAP amounts:
Operating income on a non-GAAP basis	$128,091	$109,130	$18,961	17.4
Operating income as a percentage of total revenue on a non-GAAP basis	7.1%	6.6%	0.5%

Operating income by business segment:
Merchandising	$1,629	$13,536	$(11,907)	88.0
Financial Services	110,436	94,387	16,049	17.0

Operating income as a percentage of segment revenue:
Merchandising	0.1%	1.0%	(0.9)%
Financial Services	41.6	39.6	2.0
Total operating income increased $4 million, or 3.8%, in the six months ended July 2, 2016, compared to the six months ended June 27, 2015, but total operating income as a percentage of total revenue decreased 30 basis points. The net increase in operating income was primarily attributable to increases in revenue from our Financial Services segment and in our merchandise gross profit. The increase in total operating income was partially offset by increases in consolidated operating expenses and impairment and restructuring charges.
On a non-GAAP basis, excluding the impact of costs related to restructuring initiatives, the review of strategic alternatives, a preliminary lawsuit settlement, the closing of the distribution center in Canada, and impairment and restructuring charges as reflected in the table in the Executive Overview section of this report entitled “Reconciliation of GAAP Reported to Non-GAAP Adjusted Financial Measures,” operating income increased $19 million, and total operating income as a percentage of total revenue increased 50 basis points, comparing the six months ended July 2, 2016, to the six months ended June 27, 2015.
Under an Intercompany Agreement, described more fully in Note 13 “Segment Reporting” of the Notes to Condensed Consolidated Financial Statements, the Financial Services segment pays a license fee to the Merchandising segment and, among other items, reimburses the Merchandising segment for certain promotional costs. Total fees paid under this Intercompany Agreement by the Financial Services segment to the Merchandising segment increased $7 million in the six months ended July 2, 2016, compared to the six months ended June 27, 2015.

Interest (Expense) Income, Net

Interest expense, net of interest income, was $18 million in the six months ended July 2, 2016, compared to $8 million in the six months ended June 27, 2015. The increase in interest expense was primarily due to the issuances of the new unsecured notes for $250 million in August 2015 and $300 million in December 2015. The amount of interest capitalized decreased $4 million comparing the respective periods due to a slowdown in new store activity and interest that was capitalized in 2015 for our new corporate facility and distribution center in Tooele, Utah.

Other Non-Operating Income, Net
Other non-operating income was $4 million in both the six months ended July 2, 2016, and the six months ended June 27, 2015.

Provision for Income Taxes
Our effective tax rate was 38.3% for the six months ended July 2, 2016, compared to 35.3% for the six months ended June 27, 2015. Our effective tax rate increased comparing the respective periods primarily due to increases in nondeductible expenses, tax adjustments attributable to changes in the mix of taxable income between the United States and foreign tax jurisdictions, and state income taxes and a decrease in research and development tax credits received.

Asset Quality of Cabela’s CLUB

Delinquencies and Non-Accrual

The following table reports delinquencies, including any delinquent non-accrual and restructured credit card loans, as a percentage of our credit card loans, including any accrued interest and fees, in a manner consistent with our monthly external reporting at the periods ended:

	July 2, 2016	January 2, 2016	June 27, 2015
Number of days delinquent:
Greater than 30 days	0.84%	0.82%	0.68%
Greater than 60 days	0.51	0.51	0.39
Greater than 90 days	0.26	0.26	0.20
The table below shows delinquent, non-accrual, and restructured loans as a percentage of our credit card loans, including any accrued interest and fees, at the periods ended:

	July 2, 2016	January 2, 2016	June 27, 2015
Number of days delinquent and still accruing (excludes non-accrual and restructured loans which are presented below):
Greater than 30 days	0.76%	0.72%	0.60%
Greater than 60 days	0.46	0.45	0.35
Greater than 90 days	0.24	0.23	0.18

Non-accrual	0.14	0.14	0.13
Restructured	0.59	0.57	0.66

Allowance for Loan Losses and Charge-offs
The following table shows the activity in our allowance for loan losses and charge-off activity for the periods presented:

	Three Months Ended		Six Months Ended
	July 2, 2016	June 27, 2015	July 2, 2016	June 27, 2015
	(Dollars in Thousands)

Balance, beginning of period	$74,753	$55,942	$75,911	$56,572
Provision for loan losses	32,404	15,831	55,224	29,061

Charge-offs	(29,578)	(22,125)	(59,256)	(43,115)
Recoveries	6,371	5,094	12,071	12,224
Net charge-offs	(23,207)	(17,031)	(47,185)	(30,891)
Balance, end of period	$83,950	$54,742	$83,950	$54,742

Net charge-offs on credit card loans	$(23,207)	$(17,031)	$(47,185)	$(30,891)
Charge-offs of accrued interest and fees (recorded as a reduction in interest and fee income)	(3,283)	(2,306)	(6,678)	(4,622)
Total net charge-offs including accrued interest and fees	$(26,490)	$(19,337)	$(53,863)	$(35,513)

Net charge-offs, including accrued interest and fees, as a percentage of average credit card loans, including accrued interest and fees	2.13%	1.80%	2.19%	1.67%
For the six months ended July 2, 2016, net charge-offs as a percentage of average credit card loans increased to 2.19%, up 52 basis points compared to 1.67% for the six months ended June 27, 2015. Net charge-offs as a percentage of average credit card loans increased primarily due to increases in loan delinquencies as well as decreases in recovery rates. Net charge-offs were also impacted by an increase in the average balance of credit card loans. Additionally, recovery rates for the six months ended June 27, 2015, were positively impacted due to the acceleration of the timing of a sale of charged-off loans in the first quarter of 2015.

Liquidity and Capital Resources
 Overview
Our Merchandising segment and our Financial Services segment have significantly differing liquidity and capital needs. We believe that we will have sufficient capital available from cash on hand, our revolving credit facility, and other borrowing sources to fund our cash requirements and near-term growth plans for at least the next 12 months. At July 2, 2016, January 2, 2016, and June 27, 2015, cash on a consolidated basis totaled $542 million, $315 million, and $144 million, respectively, of which $455 million, $157 million, and $83 million, respectively, was cash at the Financial Services segment which is utilized to meet this segment’s liquidity requirements. We evaluate the credit markets for securitizations and certificates of deposit to determine the most cost effective source of funds for the Financial Services segment. In the second half of 2016, the Financial Services segment intends to primarily utilize variable funding facilities. We believe that these liquidity sources are sufficient to fund the Financial Services segment’s foreseeable cash requirements, including maturities and near-term growth plans.
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

Our unsecured $775 million revolving credit facility and unsecured senior notes contain certain financial covenants, including the maintenance of minimum debt coverage, a fixed charge coverage ratio, a leverage ratio, and a minimum consolidated net worth standard. In the event that we failed to comply with these covenants, a default would trigger and all principal and outstanding interest would immediately be due and payable. At July 2, 2016, and June 27, 2015, we were in compliance with all financial covenants under our credit agreements and unsecured notes. We anticipate that we will continue to be in compliance with all financial covenants under our credit agreements and unsecured notes through at least the next 12 months.
We have an unsecured $20 million Canadian (“CAD”) revolving credit facility for our operations in Canada. Borrowings are payable on demand with interest payable monthly. The credit facility permits the issuance of letters of credit up to $10 million CAD in the aggregate, which reduce the overall credit limit available under the credit facility.
On September 1, 2015, we announced that our Board of Directors approved a share repurchase program authorizing the Company to repurchase up to $500 million of its common stock over a two-year period. This authorization is in addition to the standing annual authorization to repurchase shares to offset dilution resulting from equity-based awards issued under the Company’s equity compensation plans. This share repurchase program does not obligate us to repurchase any outstanding shares of our common stock, and the program may be limited or terminated at any time. We did not engage in any stock repurchase activity in the three and six months ended July 2, 2016, and as of July 2, 2016, the dollar amount of our common stock that may yet be repurchased under the $500 million program is $426 million.
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
During the six months ended July 2, 2016, the Financial Services segment completed a term securitization of $1.0 billion, issued $497 million in certificates of deposit, and increased its $300 million variable funding facility originally scheduled to mature in March 2016 to $500 million while extending its maturity date to March 2019. We believe that these liquidity sources are sufficient to fund the Financial Services segment’s foreseeable cash requirements, including maturities and near-term growth plans.

The total amounts and maturities for our credit card securitizations as of July 2, 2016, were as follows:

Series	Type	Total Available Capacity	Third Party Investor Available Capacity	Third Party Investor Outstanding	Interest Rate	Expected Maturity
		(Dollars in Thousands)

2011-IV	Term	$210,000	$165,000	$165,000	Fixed	October 2016
2011-IV	Term	90,000	90,000	90,000	Floating	October 2016
2012-I	Term	350,000	275,000	275,000	Fixed	February 2017
2012-I	Term	150,000	150,000	150,000	Floating	February 2017
2012-II	Term	375,000	300,000	300,000	Fixed	June 2017
2012-II	Term	125,000	125,000	125,000	Floating	June 2017
2013-I	Term	385,000	327,250	327,250	Fixed	February 2023
2013-II	Term	152,500	100,000	100,000	Fixed	August 2018
2013-II	Term	197,500	197,500	197,500	Floating	August 2018
2014-I	Term	45,000	—	—	Fixed	March 2017
2014-I	Term	255,000	255,000	255,000	Floating	March 2017
2014-II	Term	60,000	—	—	Fixed	July 2019
2014-II	Term	340,000	340,000	340,000	Floating	July 2019
2015-I	Term	275,000	218,750	218,750	Fixed	March 2020
2015-I	Term	100,000	100,000	100,000	Floating	March 2020
2015-II	Term	300,000	240,000	240,000	Fixed	July 2020
2015-II	Term	100,000	100,000	100,000	Floating	July 2020
2016-I	Term	720,000	570,000	570,000	Fixed	June 2019
2016-I	Term	280,000	280,000	280,000	Floating	June 2019
Total term		4,510,000	3,833,500	3,833,500

2008-III	Variable Funding	346,821	300,000	—	Floating	March 2018
2011-I	Variable Funding	588,235	500,000	—	Floating	March 2019
2011-III	Variable Funding	588,235	500,000	—	Floating	March 2017
Total variable		1,523,291	1,300,000	—
Total available		$6,033,291	$5,133,500	$3,833,500
The securitized credit card loans of the Financial Services segment could experience poor performance, including increased delinquencies and credit losses, lower payment rates, or a decrease in excess spreads below certain thresholds. This could result in a downgrade or withdrawal of the ratings on the outstanding securities issued in the Financial Services segment’s securitization transactions, cause early amortization of these securities, or result in higher required credit enhancement levels. Credit card loans performed within established guidelines and no events which could trigger an early amortization occurred during the six months ended July 2, 2016, and June 27, 2015.

The Financial Services segment utilizes brokered and non-brokered certificates of deposit to partially finance its operating activities. At July 2, 2016, the Financial Services segment had $1.2 billion of certificates of deposit outstanding with maturities ranging from July 2016 to July 2023 and with a weighted average effective annual fixed rate of 1.92%. This outstanding balance compares to $880 million and $827 million at January 2, 2016, and June 27, 2015, respectively, with weighted average effective annual fixed rates of 2.23% and 2.29%, respectively.

Operating, Investing, and Financing Activities
The following table presents changes in our cash and cash equivalents for the six months ended:

	July 2, 2016	June 27, 2015
	(In Thousands)

Net cash provided by operating activities	$177,223	$81,877
Net cash (used in) provided by investing activities	(258,960)	89
Net cash provided by (used in) financing activities	305,042	(77,029)
2016 versus 2015

Operating Activities – Cash provided by operating activities increased $95 million in the six months ended July 2, 2016, compared to the six months ended June 27, 2015, primarily due to a net change of $80 million in inventories, and net increases of $33 million related to income taxes and $26 million in the provision for loan losses. Inventory levels totaled $888 million at July 2, 2016, compared to $901 million at June 27, 2015. Partially offsetting these increases to operating activities was a $54 million decrease in accounts payable and accrued expenses and other liabilities.

Investing Activities – Cash used in investing activities increased $259 million in the six months ended July 2, 2016, compared to the six months ended June 27, 2015, primarily due to the use of $301 million in restricted cash of the Trust, which was used to repay $255 million of Series 2010-I notes in full on January 15, 2015, and a decrease in cash of $81 million related to our credit card loan activity from outside sources. Cash paid for property and equipment totaled $99 million in the six months ended July 2, 2016, compared to $221 million in the six months ended June 27, 2015. As of July 2, 2016, the Company estimated it had total cash commitments of approximately $117 million outstanding for projected expenditures related to the development, construction, and completion of new retail stores. We expect to fund these estimated capital expenditures over the next 12 months with cash generated from operations and borrowings.

Financing Activities – Cash provided by financing activities increased $382 million in the six months ended July 2, 2016, compared to the six months ended June 27, 2015, primarily due to net increases of $296 million in time deposits and $291 million in net borrowings on secured obligations of the Trust by the Financial Services segment. In addition, in the six months ended June 27, 2015, we repurchased shares of our common stock at a cost of $53 million. We did not engage in any stock repurchase activity in the six months ended July 2, 2016. Partially offsetting these increases was a decrease related to a repayment of our $215 million unsecured debt in February 2016 and $71 million decrease in net borrowings on our revolving credit facilities.
The following table presents the borrowing activities of our merchandising business and the Financial Services segment for the six months ended:

	July 2, 2016	June 27, 2015
	(In Thousands)

Borrowings on revolving credit facilities and inventory financing, net of repayments	$263,271	$334,069
Secured obligations of the Trust, net of repayments	(60,000)	(351,250)
Repayments of long-term debt	(223,295)	(8,286)
Borrowings, net of repayments	$(20,024)	$(25,467)

The following table summarizes our availability under the Company’s debt and credit facilities, excluding the facilities of the Financial Services segment, at the periods ended:

	July 2, 2016	June 27, 2015
	(In Thousands)

Amounts available for borrowing under credit facilities (1)	$775,000	$775,000
Principal amounts outstanding	(275,000)	(511,632)
Outstanding letters of credit and standby letters of credit	(33,758)	(30,392)
Remaining borrowing capacity, excluding the Financial Services segment facilities	$466,242	$232,976

(1)	Consists of our revolving credit facility which expires on June 18, 2019.

We also have an unsecured $20 million CAD credit facility with no amounts outstanding at July 2, 2016, and June 27, 2015. The Financial Services segment also has total borrowing availability of $100 million under its agreements to borrow federal funds. At July 2, 2016, the entire $100 million of borrowing capacity was available.

The following table provides summary information concerning other commercial commitments at July 2, 2016:

(In Thousands)

Letters of credit (1)	$22,486
Standby letters of credit (1)	11,272
Revolving line of credit for boat and all-terrain vehicle inventory (2)	6,175
Cabela’s issued letters of credit	65,721
Total	$105,654

(1)	Our credit agreement permits the issuance of letters of credit up to $75 million and swing line loans up to $30 million.

(2)	The line of credit for boat and all-terrain vehicles financing is limited by the $775 million revolving line of credit to $75 million of secured collateral.
Our $775 million unsecured credit agreement requires us to comply with certain financial and other customary covenants, including:

•	a fixed charge coverage ratio (as defined) of no less than 2.00 to 1 as of the last day of any fiscal quarter for the most recently ended four fiscal quarters (as defined);

•	a leverage ratio (as defined) of no more than 3.00 to 1 as of the last day of any fiscal quarter; and

•	a minimum consolidated net worth standard (as defined) as of the last day of each fiscal quarter.

In addition, our unsecured senior notes contain various covenants and restrictions that are usual and customary for transactions of this type. Also, the debt agreements contain cross default provisions to other outstanding credit facilities. In the event that we failed to comply with these covenants, a default would trigger and all principal and outstanding interest would immediately be due and payable. At July 2, 2016, we were in compliance with all financial covenants under our credit agreements and unsecured notes. We anticipate that we will continue to be in compliance with all financial covenants under our credit agreements and unsecured notes through the next 12 months.

Economic Development Bonds and Grants
Economic Development Bonds – At July 2, 2016, January 2, 2016, and June 27, 2015, economic development bonds totaled $85 million, $84 million, and $78 million, respectively. On a quarterly basis, we perform various procedures to analyze the amounts and timing of projected cash flows to be received from our economic development bonds. For the six months ended July 2, 2016, and June 27, 2015, there were no other than temporary fair value adjustments of economic development bonds and no adjustments of deferred grant income related to economic development bonds. However, at July 2, 2016, we identified economic development bonds totaling $21 million where the actual tax revenues associated with these properties were lower than previously projected. We will continue to closely monitor the amounts and timing of projected cash flows from the properties related to these economic development bonds.

Grants – At July 2, 2016, and June 27, 2015, the total amount of grant funding subject to a specific contractual remedy was $43 million and $43 million, respectively. At July 2, 2016, we had recorded $17 million in the condensed consolidated balance sheets relating to these grants with $16 million in current liabilities and $1 million in long-term liabilities. At January 2, 2016, and June 27, 2015, the amount the Company had recorded in current liabilities in the condensed consolidated balance sheets relating to these grants was $17 million, and $23 million, respectively.

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

Credit Card Limits – The Financial Services segment bears off-balance sheet risk in the normal course of its business. One form of this risk is through the Financial Services segment’s commitment to extend credit to cardholders up to the maximum amount of their credit limits. The aggregate of such potential funding requirements totaled $36 billion above existing balances at the end of July 2, 2016. These funding obligations are not included on our condensed consolidated balance sheet. While the Financial Services segment has not experienced, and does not anticipate that it will experience, a significant draw down of unfunded credit lines by its cardholders, such an event would create a cash need at the Financial Services segment which likely could not be met by our available cash and funding sources. The Financial Services segment has the right to reduce or cancel these available lines of credit at any time.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk
We are exposed to interest rate risk through the operations of the Financial Services segment, and, to a lesser extent, through our merchandising operations. We also are exposed to foreign currency risk through our merchandising operations.

There were no material changes to our exposures to our market risks in the six months ended July 2, 2016, compared to fiscal year ended January 2, 2016.

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
In connection with this quarterly report on Form 10-Q, our Chief Executive Officer and Chief Financial Officer evaluated, with the participation of our management, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on management’s evaluation, our Chief Executive Officer and Chief Financial Officer each concluded that our disclosure controls and procedures were effective as of July 2, 2016.
Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended July 2, 2016, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings.

For a discussion of legal proceedings, see Note 8 “Commitments and Contingencies - Litigation and Claims” of the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q, which is incorporated herein by reference.

Item 1A.	Risk Factors.
There have been no material changes from the risk factors disclosed in the “Risk Factors” section of our Annual Report on Form 10-K for the fiscal year ended January 2, 2016, and in Part II, Item 1A, of our Quarterly Report on Form 10-Q for the fiscal quarter ended April 2, 2016.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

We did not engage in any stock repurchase activity in any of the three fiscal months in the second fiscal quarter ended July 2, 2016. We can repurchase up to $426 million of our common stock under the Company’s $500 million share repurchase program announced on September 1, 2015. This share repurchase program does not obligate the Company to repurchase any outstanding shares of its common stock, and the program may be limited or terminated at any time. There is no guarantee as to the exact number of shares that the Company will repurchase.

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

CABELA’S INCORPORATED

Dated:	July 28, 2016	By:	/s/ Thomas L. Millner
Thomas L. Millner
Chief Executive Officer

Dated:	July 28, 2016	By:	/s/ Ralph W. Castner
Ralph W. Castner
Executive Vice President and Chief Financial Officer

Exhibit Index

Exhibit Number	Description

31.1	Certification of CEO Pursuant to Rule 13a-14(a) under the Exchange Act

31.2	Certification of CFO Pursuant to Rule 13a-14(a) under the Exchange Act

32.1	Certifications Pursuant to 18 U.S.C. Section 1350

101.INS	XBRL Instance Document	Filed with this report.

101.SCH	XBRL Taxonomy Extension Schema Document	Submitted electronically with this report.

101.CAL	XBRL Taxonomy Calculation Linkbase Document	Submitted electronically with this report.

101.LAB	XBRL Taxonomy Label Linkbase Document	Submitted electronically with this report.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Submitted electronically with this report.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Submitted electronically with this report.