Form 10-Q
period 2016-10-01
CABELAS INC
filed 2016-10-27
CIK 1267130

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 1, 2016
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
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
Common stock, $0.01 par value: 68,478,183 shares as of October 24, 2016

CABELA’S INCORPORATED

FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED OCTOBER 1, 2016

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

CABELA’S INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Dollars in Thousands Except Earnings Per Share)
(Unaudited)
	Three Months Ended		Nine Months Ended
	October 1, 2016	September 26, 2015	October 1, 2016	September 26, 2015
Revenue:
Merchandise sales	$855,903	$798,455	$2,362,021	$2,202,177
Financial Services revenue	134,486	123,633	410,390	371,489
Other revenue	6,106	4,435	18,643	16,209
Total revenue	996,495	926,523	2,791,054	2,589,875
Cost of revenue:
Merchandise costs (exclusive of depreciation and amortization)	587,017	514,494	1,602,418	1,433,707
Cost of other revenue	2,453	—	6,744	220
Total cost of revenue (exclusive of depreciation and amortization)	589,470	514,494	1,609,162	1,433,927

Selling, distribution, and administrative expenses	356,340	333,497	1,015,211	969,493
Impairment and restructuring charges	1,454	5,587	5,385	5,587

Operating income	49,231	72,945	161,296	180,868

Interest expense, net	(6,052)	(6,341)	(23,568)	(14,703)
Other non-operating income, net	880	1,420	4,561	5,185

Income before provision for income taxes	44,059	68,024	142,289	171,350
Provision for income taxes	15,819	24,316	53,401	60,811
Net income	$28,240	$43,708	$88,888	$110,539

Earnings per basic share	$0.41	$0.63	$1.30	$1.56
Earnings per diluted share	$0.41	$0.62	$1.29	$1.54

Basic weighted average shares outstanding	68,469,845	69,914,906	68,269,130	70,750,743
Diluted weighted average shares outstanding	69,071,494	70,710,261	68,879,148	71,653,379

Refer to notes to unaudited condensed consolidated financial statements.

CABELA’S INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In Thousands)
(Unaudited)
	Three Months Ended		Nine Months Ended
	October 1, 2016	September 26, 2015	October 1, 2016	September 26, 2015

Net income	$28,240	$43,708	$88,888	$110,539
Other comprehensive income (loss):
Unrealized gain on economic development bonds, net of taxes of $270, $1,966, $1,537, and $1,123	425	3,206	2,089	1,591
Foreign currency translation adjustments	(4,018)	(16,905)	12,444	(30,628)
Total other comprehensive income (loss)	(3,593)	(13,699)	14,533	(29,037)
Comprehensive income	$24,647	$30,009	$103,421	$81,502

Refer to notes to unaudited condensed consolidated financial statements.

CABELA’S INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands Except Par Values)
(Unaudited)
	October 1, 2016	January 2, 2016	September 26, 2015
ASSETS
CURRENT
Cash and cash equivalents	$136,534	$315,066	$83,178
Restricted cash of the Trust	348,759	40,983	36,894
Accounts receivable, net	28,013	79,330	27,890
Credit card loans (includes restricted credit card loans of the Trust of $5,266,469, $5,066,660, and $4,615,556), net of allowance for loan losses of $102,497, $75,911, and $65,962	5,190,104	5,035,267	4,576,997
Inventories	997,061	819,271	1,065,302
Prepaid expenses and other current assets	128,553	117,330	125,600
Income taxes receivable and deferred income taxes (at September 26, 2015, only)	46,241	77,698	164,523
Total current assets	6,875,265	6,484,945	6,080,384
Property and equipment, net	1,826,414	1,811,302	1,822,672
Deferred income taxes	37,384	28,042	—
Other assets	144,082	138,715	120,857
Total assets	$8,883,145	$8,463,004	$8,023,913

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT
Accounts payable, including unpresented checks of $11,410, $23,580, and $29,176	$297,851	$281,985	$365,763
Gift instruments, credit card rewards, and loyalty rewards programs	346,928	365,427	320,073
Accrued expenses and other liabilities	182,116	224,733	200,809
Time deposits	167,783	215,306	204,867
Current maturities of secured variable funding obligations of the Trust	75,000	655,000	45,000
Current maturities of secured long-term obligations of the Trust, net	1,359,379	509,673	254,811
Current maturities of long-term debt	68,452	223,452	223,472
Total current liabilities	2,497,509	2,475,576	1,614,795
Long-term time deposits	1,008,891	664,593	683,081
Secured long-term obligations of the Trust, less current maturities, net	2,465,970	2,721,259	2,975,367
Long-term debt, less current maturities, net	820,674	635,898	785,936
Deferred income taxes	—	—	13,070
Other long-term liabilities	134,893	137,035	139,866

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Preferred stock, $0.01 par value; Authorized – 10,000,000 shares; Issued – none	—	—	—
Common stock, $0.01 par value:
Class A Voting, Authorized – 245,000,000 shares
Issued – 71,595,020 shares for all periods	716	716	716
Outstanding – 68,476,998, 67,818,715, and 69,553,315 shares
Additional paid-in capital	377,826	389,754	379,915
Retained earnings	1,740,750	1,651,862	1,573,071
Accumulated other comprehensive loss	(36,381)	(50,914)	(40,743)
Treasury stock, at cost – 3,118,022, 3,776,305, and 2,041,705 shares	(127,703)	(162,775)	(101,161)
Total stockholders’ equity	1,955,208	1,828,643	1,811,798
Total liabilities and stockholders’ equity	$8,883,145	$8,463,004	$8,023,913
Refer to notes to unaudited condensed consolidated financial statements.

CABELA’S INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(Unaudited)
	Nine Months Ended
	October 1, 2016	September 26, 2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$88,888	$110,539
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation and amortization	112,311	97,458
Impairment and restructuring charges	5,385	5,587
Stock-based compensation	18,724	16,032
Deferred income taxes	(10,879)	3,521
Provision for loan losses	99,006	57,213
Other, net	(10,063)	(2,985)
Change in operating assets and liabilities, net:
Accounts receivable	50,509	34,103
Credit card loans originated from internal operations, net	59,191	55,232
Inventories	(174,157)	(315,825)
Prepaid expenses and other current assets	(8,764)	(34,515)
Accounts payable and accrued expenses and other liabilities	726	31,656
Gift instruments, credit card rewards, and loyalty rewards programs	(19,010)	(18,598)
Other long-term liabilities	(732)	15,669
Income taxes receivable	31,457	(40,306)
Net cash provided by operating activities	242,592	14,781

CASH FLOWS FROM INVESTING ACTIVITIES:
Property and equipment additions	(126,384)	(342,163)
Change in credit card loans originated externally, net	(313,034)	(268,257)
Change in restricted cash of the Trust, net	(307,776)	297,918
Other investing changes, net	2,832	2,828
Net cash used in investing activities	(744,362)	(309,674)

CASH FLOWS FROM FINANCING ACTIVITIES:
Change in unpresented checks net of bank balances	(12,170)	(9,615)
Change in time deposits, net	296,775	81,892
Borrowings on secured obligations of the Trust	3,030,000	1,968,750
Repayments on secured obligations of the Trust	(3,015,000)	(2,212,500)
Borrowings on revolving credit facilities and inventory financing	910,562	1,164,648
Repayments on revolving credit facilities and inventory financing	(668,013)	(890,292)
Issuance of long-term debt	—	250,000
Payments on long-term debt	(223,373)	(8,335)
Employee stock option exercises, net of tax withholdings on share-based payment awards	1,100	3,636
Excess tax benefit on share-based payment awards	3,753	1,540
Purchase of treasury stock	—	(107,978)
Debt issuance costs paid	(3,130)	—
Net cash provided by financing activities	320,504	241,746

Effect of exchange rates on cash and cash equivalents	2,734	(6,433)

Net change in cash and cash equivalents	(178,532)	(59,580)
Cash and cash equivalents, at beginning of period	315,066	142,758
Cash and cash equivalents, at end of period	$136,534	$83,178
Refer to notes to unaudited condensed consolidated financial statements.

CABELA’S INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Dollars in Thousands)
(Unaudited)
	Common Stock Shares	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total

Balance, beginning of 2015	71,093,216	$711	$365,973	$1,462,532	$(11,706)	$—	$1,817,510
Net income	—	—	—	110,539	—	—	110,539
Other comprehensive loss	—	—	—	—	(29,037)	—	(29,037)
Common stock repurchased	—	—	—	—	—	(107,978)	(107,978)
Stock-based compensation	—	—	15,588	—	—	—	15,588
Exercise of employee stock options and tax withholdings on share-based payment awards, net	501,804	5	(3,186)	—	—	6,817	3,636
Excess tax benefit on share-based payment awards	—	—	1,540	—	—	—	1,540
Balance at September 26, 2015	71,595,020	$716	$379,915	$1,573,071	$(40,743)	$(101,161)	$1,811,798

Balance, beginning of 2016	71,595,020	$716	$389,754	$1,651,862	$(50,914)	$(162,775)	$1,828,643
Net income	—	—	—	88,888	—	—	88,888
Other comprehensive income	—	—	—	—	14,533	—	14,533
Stock-based compensation	—	—	18,291	—	—	—	18,291
Exercise of employee stock options and tax withholdings on share-based payment awards, net	—	—	(33,972)	—	—	35,072	1,100
Excess tax benefit on share-based payment awards	—	—	3,753	—	—	—	3,753
Balance at October 1, 2016	71,595,020	$716	$377,826	$1,740,750	$(36,381)	$(127,703)	$1,955,208
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

World’s Foremost Bank (“WFB,” “Financial Services segment,” or “Cabela’s CLUB”), a Nebraska banking corporation and a wholly-owned bank subsidiary of Cabela’s, is the primary beneficiary of the Cabela’s Master Credit Card Trust and related entities (collectively referred to as the “Trust”). The Trust was consolidated for all reporting periods of Cabela’s in this report.
Because of the seasonal nature of the Company’s operations, results of operations of any single reporting period should not be considered as indicative of results for a full year. These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the fiscal year ended January 2, 2016.
Cash and Cash Equivalents – Cash and cash equivalents of the Financial Services segment were $94 million, $157 million, and $45 million at October 1, 2016, January 2, 2016, and September 26, 2015, respectively. Due to regulatory restrictions on WFB, the Company cannot use WFB’s cash for non-banking operations.

Segment Reporting – Effective the beginning of fiscal year 2016, the Company realigned its organizational structure and updated its reportable operating segments. The Company now accounts for its operations as two operating segments: Merchandising and Financial Services. For more information on this change in segments see Note 14 “Segment Reporting” of the Notes to Condensed Consolidated Financial Statements.
Reporting Periods – Unless otherwise stated, the fiscal periods referred to in the notes to these condensed consolidated financial statements are the 13 weeks ended October 1, 2016 (“three months ended October 1, 2016”), the 13 weeks ended September 26, 2015 (“three months ended September 26, 2015”), the 39 weeks ended October 1, 2016 (“nine months ended October 1, 2016”), the 39 weeks ended September 26, 2015 (“nine months ended September 26, 2015”), and the 53 weeks ended January 2, 2016 (“fiscal year ended 2015”). WFB follows a calendar fiscal period and, accordingly, the respective three and nine month periods ended on September 30, 2016 and 2015, and the fiscal year ended on December 31, 2015.

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

	January 2, 2016			September 26, 2015
	As Reported	Adjustment	As Adjusted	As Reported	Adjustment	As Adjusted

Other assets (including economic development bonds)	$148,214	$(9,499)	$138,715	$131,151	$(10,294)	$120,857
Total assets	8,472,503	(9,499)	8,463,004	8,034,207	(10,294)	8,023,913
Current maturities of secured long-term obligations of the Trust	510,000	(327)	509,673	255,000	(189)	254,811
Total current liabilities	2,475,903	(327)	2,475,576	1,614,984	(189)	1,614,795
Secured long-term obligations of the Trust, less current maturities	2,728,500	(7,241)	2,721,259	2,983,500	(8,133)	2,975,367
Long-term debt, less current maturities	637,829	(1,931)	635,898	787,908	(1,972)	785,936
Total liabilities and stockholders’ equity	8,472,503	(9,499)	8,463,004	8,034,207	(10,294)	8,023,913
In addition, effective in fiscal year ended 2015, we adopted on a prospective basis the provisions of ASU 2015-17 “Balance Sheet Classification of Deferred Taxes.” This standard simplified the presentation of deferred income taxes and required that deferred tax liabilities and assets be classified as non current in the Company’s consolidated balance sheets. Prior periods were not retrospectively adjusted; therefore, deferred income taxes of $16 million were presented as current assets in our condensed consolidated balance sheets at September 26, 2015.

2.    RECENT DEVELOPMENTS

On October 3, 2016, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”), by and among Bass Pro Group, LLC, a Delaware limited liability company (“Bass Pro Group”), Prairie Merger Sub, Inc., a Delaware corporation and a wholly owned subsidiary of Bass Pro Group (“Sub”) and the Company. The Merger Agreement and the consummation of the transactions contemplated by the Merger Agreement have been unanimously approved by the Company’s board of directors (the “Company Board”).
The Merger Agreement provides for the merger of Sub with and into the Company, on the terms and subject to the conditions set forth in the Merger Agreement (the “Merger”), with the Company continuing as the surviving corporation in the Merger. As a result of the Merger, the Company would become a wholly owned subsidiary of Bass Pro Group.
Pursuant to the Merger Agreement, at the effective time of the Merger (the “Effective Time”), each share of Class A common stock, par value $0.01 per share, of the Company (“Company Common Stock”) issued and outstanding immediately prior to the Effective Time will be cancelled and automatically converted into the right to receive $65.50 in cash, without interest thereon (the “Merger Consideration”), other than (i) shares that are held in the treasury of the Company or owned of record by any subsidiary of the Company, (ii) shares owned of record by Bass Pro Group, Sub, or any of their respective subsidiaries, and (iii) shares held by stockholders who have not voted in favor of or consented to the adoption of the Merger Agreement and who have properly demanded appraisal of such shares and complied in all respects with all the provisions of the Delaware General Corporation Law concerning the right of holders of shares to require appraisal.

CABELA’S INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Tables are in Thousands Except Share and Per Share Amounts)
(Unaudited)

The consummation of the Merger, which is expected to close in the first half of 2017, is subject to the satisfaction or waiver of specified closing conditions, including (i) the affirmative vote in favor of the adoption of the Merger Agreement by the holders of a majority of the outstanding shares of Company Common Stock entitled to vote thereon, (ii) the consummation of the purchase and sale of the banking business of WFB, in accordance with the Bank Purchase Agreement (as defined below) and merger of WFB into the Company or another subsidiary of the Company and termination of its bank charter, (iii) any applicable waiting periods (or extensions thereof) under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 having expired or been terminated, (iv) the absence of any order by any governmental entity rendering the Merger illegal, or prohibiting, enjoining or otherwise preventing the Merger, and (v) other customary closing conditions.
Additionally, in connection with the Merger Agreement, the Company entered into a Sale and Purchase Agreement, dated as of October 3, 2016 (the “Bank Purchase Agreement”), by and among the Company, WFB, and Capital One, National Association (“Capital One”). The Bank Purchase Agreement provides for, in connection with the closing of the Merger, the sale to Capital One of the business of WFB, which includes the credit card program operated by the Company, using WFB as the issuer. Pursuant to the Bank Purchase Agreement, WFB has agreed to sell to Capital One, and Capital One has agreed to purchase from WFB, substantially all of the assets of WFB, including the Cabela’s Club credit card co-branded accounts and WFB’s equity interests in the securitization funding vehicles WFB Funding, LLC and WFB Funding Corporation. Pursuant to the Bank Purchase Agreement, Capital One has also agreed to assume certain liabilities of WFB. The consummation of the transaction contemplated by the Bank Purchase Agreement is subject to the satisfaction or waiver of specified closing conditions, including (i) the filing of required notices and the obtainment of required consents from the Office of the Comptroller of the Currency, the Federal Deposit Insurance Corporation and the Nebraska Department of Banking and Finance; (ii) the absence of any order prohibiting or making illegal the transactions; (iii) the continued effectiveness of the associated Bank Program Agreement; (iv) the satisfaction or waiver of conditions set forth in the Merger Agreement; (v) in the case of Capital One, the absence of a Materially Burdensome Regulatory Condition (as defined in the Bank Purchase Agreement); (vi) receipt of written notice from each of S&P Global Ratings, Fitch Ratings, Inc., and DBRS, Inc. that the transaction described in the Bank Purchase Agreement and related transaction documents will not result in a reduction or withdrawal of its then-existing rating with respect to any outstanding series or class with respect to which it is a rating agency; (vii) termination of each outstanding series of variable funding notes issued by the Trust; (viii) the receipt of legal and tax opinions and other customary documentation required in connection with the transfer of securitization vehicles; and (ix) customary closing conditions.
The Merger Agreement also contains certain termination rights for both the Company and Bass Pro Group, and in certain specified circumstances upon termination of the Merger Agreement the Company would be required to pay Bass Pro Group a termination fee of $126 million. The Bank Purchase Agreement also contains certain termination rights for both the Company and Capital One, and in certain circumstances the Company would be required to pay Capital One a termination fee of $14 million.
Additional information about the Merger Agreement, the Bank Purchase Agreement, and the related transactions can be found in the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 7, 2016.

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

CABELA’S INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Tables are in Thousands Except Share and Per Share Amounts)
(Unaudited)

The following table presents the components of the consolidated assets and liabilities of the Trust at the periods ended:

	October 1, 2016	January 2, 2016	September 26, 2015
Consolidated assets:
Restricted credit card loans, net of allowance of $102,240, $75,450, and $65,750	$5,164,229	$4,991,210	$4,549,806
Restricted cash	348,759	40,983	36,894
Total	$5,512,988	$5,032,193	$4,586,700

Consolidated liabilities:
Secured variable funding obligations	$75,000	$655,000	$45,000
Secured obligations, net of unamortized debt issuance costs of $8,151, $7,568, and $8,322	3,825,349	3,230,932	3,230,178
Interest due to third party investors	3,077	2,682	2,329
Total	$3,903,426	$3,888,614	$3,277,507

4.    CREDIT CARD LOANS AND ALLOWANCE FOR LOAN LOSSES

The following table reflects the composition of the credit card loans at the periods ended:

	October 1, 2016	January 2, 2016	September 26, 2015

Restricted credit card loans of the Trust (restricted for repayment of secured obligations of the Trust)	$5,266,469	$5,066,660	$4,615,556
Unrestricted credit card loans	21,267	38,278	22,586
Total credit card loans	5,287,736	5,104,938	4,638,142
Allowance for loan losses	(102,497)	(75,911)	(65,962)
Deferred credit card origination costs	4,865	6,240	4,817
Credit card loans, net	$5,190,104	$5,035,267	$4,576,997

CABELA’S INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Tables are in Thousands Except Share and Per Share Amounts)
(Unaudited)

Allowance for Loan Losses:
The following table reflects the activity in the allowance for loan losses by credit card segment for the periods presented:

	Three Months Ended
	October 1, 2016			September 26, 2015
	Credit Card Loans	Restructured Credit Card Loans	Total Credit Card Loans	Credit Card Loans	Restructured Credit Card Loans	Total Credit Card Loans

Balance, beginning of period	$75,532	$8,418	$83,950	$47,572	$7,170	$54,742
Provision for loan losses	42,379	1,403	43,782	26,895	1,257	28,152

Charge-offs	(29,652)	(2,099)	(31,751)	(18,873)	(3,055)	(21,928)
Recoveries	5,752	764	6,516	3,940	1,056	4,996
Net charge-offs	(23,900)	(1,335)	(25,235)	(14,933)	(1,999)	(16,932)
Balance, end of period	$94,011	$8,486	$102,497	$59,534	$6,428	$65,962

	Nine Months Ended
	October 1, 2016			September 26, 2015
	Credit Card Loans	Restructured Credit Card Loans	Total Credit Card Loans	Credit Card Loans	Restructured Credit Card Loans	Total Credit Card Loans

Balance, beginning of period	$67,654	$8,257	$75,911	$48,832	$7,740	$56,572
Provision for loan losses	93,897	5,109	99,006	51,497	5,716	57,213

Charge-offs	(83,753)	(7,254)	(91,007)	(54,540)	(10,503)	(65,043)
Recoveries	16,213	2,374	18,587	13,745	3,475	17,220
Net charge-offs	(67,540)	(4,880)	(72,420)	(40,795)	(7,028)	(47,823)
Balance, end of period	$94,011	$8,486	$102,497	$59,534	$6,428	$65,962

CABELA’S INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Tables are in Thousands Except Share and Per Share Amounts)
(Unaudited)

Credit Quality Indicators, Delinquent, and Non-Accrual Loans:

The following table provides information on current, non-accrual, past due, and restructured credit card loans by class using the respective quarter Fair Isaac Corporation (“FICO”) score at the periods ended:

	FICO Score of Credit Card Loans Segment			Restructured Credit Card Loans Segment (1)
October 1, 2016:	691 and Below	692 - 758	759 and Above		Total
Credit card loan status:
Current	$893,470	$1,822,392	$2,416,892	$30,069	$5,162,823
1 to 29 days past due	37,018	19,706	16,369	2,990	76,083
30 to 59 days past due	15,366	2,000	481	1,654	19,501
60 or more days past due	26,417	244	95	2,573	29,329
Total past due	78,801	21,950	16,945	7,217	124,913
Total credit card loans	$972,271	$1,844,342	$2,433,837	$37,286	$5,287,736

90 days or more past due and still accruing	$13,675	$101	$60	$1,218	$15,054
Non-accrual	—	—	—	6,584	6,584

January 2, 2016:
Credit card loan status:
Current	$782,885	$1,676,541	$2,516,420	$28,322	$5,004,168
1 to 29 days past due	28,472	16,245	14,229	2,820	61,766
30 to 59 days past due	10,931	1,713	506	1,716	14,866
60 or more days past due	20,307	536	111	3,184	24,138
Total past due	59,710	18,494	14,846	7,720	100,770
Total credit card loans	$842,595	$1,695,035	$2,531,266	$36,042	$5,104,938

90 days or more past due and still accruing	$10,292	$111	$34	$1,217	$11,654
Non-accrual	—	—	—	7,059	7,059

September 26, 2015:
Credit card loan status:
Current	$707,206	$1,548,210	$2,247,802	$27,460	$4,530,678
1 to 29 days past due	31,012	21,509	17,734	3,037	73,292
30 to 59 days past due	10,047	1,881	611	1,675	14,214
60 or more days past due	16,932	281	67	2,678	19,958
Total past due	57,991	23,671	18,412	7,390	107,464
Total credit card loans	$765,197	$1,571,881	$2,266,214	$34,850	$4,638,142

90 days or more past due and still accruing	$8,816	$50	$40	$1,184	$10,090
Non-accrual	—	—	—	6,177	6,177

(1)	Included in the allowance for loan losses were specific allowances for loan losses of $8 million at both October 1, 2016, and January 2, 2016, and $6 million at September 26, 2015.

CABELA’S INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Tables are in Thousands Except Share and Per Share Amounts)
(Unaudited)

5.    BORROWINGS OF FINANCIAL SERVICES SEGMENT

The Trust issues fixed and floating (variable) rate term securitizations, which are considered secured obligations backed by restricted credit card loans. A summary of the secured fixed and variable rate obligations of the Trust by series, the expected maturity dates, and the respective weighted average interest rates are presented in the following tables at the periods ended:

October 1, 2016:
Series	Expected Maturity Date	Fixed Rate Obligations	Interest Rate	Variable Rate Obligations	Interest Rate	Total Obligations	Interest Rate

Series 2011-IV	October 2016	$165,000	1.90%	$90,000	1.07%	$255,000	1.61%
Series 2012-I	February 2017	275,000	1.63	150,000	1.05	425,000	1.43
Series 2012-II	June 2017	300,000	1.45	125,000	1.00	425,000	1.32
Series 2013-I	February 2023	327,250	2.71	—	—	327,250	2.71
Series 2013-II	August 2018	100,000	2.17	197,500	1.17	297,500	1.51
Series 2014-I	March 2017	—	—	255,000	0.87	255,000	0.87
Series 2014-II	July 2019	—	—	340,000	0.97	340,000	0.97
Series 2015-I	March 2020	218,750	2.26	100,000	1.06	318,750	1.88
Series 2015-II	July 2020	240,000	2.25	100,000	1.19	340,000	1.94
Series 2016-I	June 2019	570,000	1.78	280,000	1.37	850,000	1.65

Secured obligations of the Trust		2,196,000		1,637,500		3,833,500
Less unamortized debt issuance costs		(5,084)		(3,067)		(8,151)
Secured obligations of the Trust, net		2,190,916		1,634,433		3,825,349
Less current maturities of secured long-term obligations of the Trust, net		(739,690)		(619,689)		(1,359,379)
Secured long-term obligations of the Trust, less current maturities, net		$1,451,226		$1,014,744		$2,465,970

CABELA’S INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Tables are in Thousands Except Share and Per Share Amounts)
(Unaudited)

January 2, 2016:
Series	Expected Maturity Date	Fixed Rate Obligations	Interest Rate	Variable Rate Obligations	Interest Rate	Total Obligations	Interest Rate

Series 2011-II	June 2016	$155,000	2.39%	$100,000	0.93%	$255,000	1.82%
Series 2011-IV	October 2016	165,000	1.90	90,000	0.88	255,000	1.54
Series 2012-I	February 2017	275,000	1.63	150,000	0.86	425,000	1.36
Series 2012-II	June 2017	300,000	1.45	125,000	0.81	425,000	1.26
Series 2013-I	February 2023	327,250	2.71	—	—	327,250	2.71
Series 2013-II	August 2018	100,000	2.17	197,500	0.98	297,500	1.38
Series 2014-I	March 2017	—	—	255,000	0.68	255,000	0.68
Series 2014-II	July 2019	—	—	340,000	0.78	340,000	0.78
Series 2015-I	March 2020	218,750	2.26	100,000	0.87	318,750	1.82
Series 2015-II	July 2020	240,000	2.25	100,000	1.00	340,000	1.88

Secured obligations of the Trust		1,781,000		1,457,500		3,238,500
Less unamortized debt issuance costs		(4,317)		(3,251)		(7,568)
Secured obligations of the Trust, net		1,776,683		1,454,249		3,230,932
Less current maturities of secured long-term obligations of the Trust, net		(319,793)		(189,880)		(509,673)
Secured long-term obligations of the Trust, less current maturities, net		$1,456,890		$1,264,369		$2,721,259

September 26, 2015:
Series	Expected Maturity Date	Fixed Rate Obligations	Interest Rate	Variable Rate Obligations	Interest Rate	Total Obligations	Interest Rate

Series 2011-II	June 2016	$155,000	2.39%	$100,000	0.81%	$255,000	1.77%
Series 2011-IV	October 2016	165,000	1.90	90,000	0.76	255,000	1.50
Series 2012-I	February 2017	275,000	1.63	150,000	0.74	425,000	1.31
Series 2012-II	June 2017	300,000	1.45	125,000	0.69	425,000	1.23
Series 2013-I	February 2023	327,250	2.71	—	—	327,250	2.71
Series 2013-II	August 2018	100,000	2.17	197,500	0.86	297,500	1.30
Series 2014-I	March 2017	—	—	255,000	0.56	255,000	0.56
Series 2014-II	July 2019	—	—	340,000	0.66	340,000	0.66
Series 2015-I	March 2020	218,750	2.26	100,000	0.75	318,750	1.78
Series 2015-II	July 2020	240,000	2.25	100,000	0.88	340,000	1.85

Secured obligations of the Trust		1,781,000		1,457,500		3,238,500
Less unamortized debt issuance costs		(4,696)		(3,626)		(8,322)
Secured obligations of the Trust, net		1,776,304		1,453,874		3,230,178
Less current maturities of secured long-term obligations of the Trust, net		(154,885)		(99,926)		(254,811)
Secured long-term obligations of the Trust, less current maturities, net		$1,621,419		$1,353,948		$2,975,367

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
The Trust also issues variable funding facilities which are considered secured obligations backed by restricted credit card loans. At October 1, 2016, the Trust had three variable funding facilities with total capacity of $1.8 billion of which $75 million was outstanding. On September 29, 2016, the Trust increased the $500 million Series 2011-III variable funding facility due March 2017 to $700 million and extended its maturity date to September 2019. In addition, on September 29, 2016, the Trust increased the $500 million Series 2011-I variable funding facility that is due March 2019 to $800 million. The aforementioned increases to these two variable funding facilities made on September 29, 2016, which brought the total capacity of the variable funding facilities to $1.8 billion, are for a one year period ending September 29, 2017, at which time the total capacity will revert back to $1.3 billion. At October 1, 2016, maturities for the three variable funding facilities were as follows:

•	the $300 million Series 2008-III facility due in full March 2018;

•	the $800 million Series 2011-I facility with $300 million due September 29, 2017, and $500 million due March 2019; and

•	the $700 million Series 2011-III facility with $200 million due September 29, 2017, and $500 million due September 2019.
Each of these variable funding facilities includes an option to renew subject to certain terms and conditions. Variable rate note interest is priced at a benchmark rate, LIBOR, or commercial paper rate, plus a spread, which ranges from 0.80% to 0.90%. The variable rate notes provide for a fee ranging from 0.40% to 0.50% on the unused portion of the facilities. During the nine months ended October 1, 2016, and September 26, 2015, the daily average balance outstanding on these notes was $233 million and $82 million, with a weighted average interest rate of 1.23% and 0.80%, respectively.
The Financial Services segment has unsecured federal funds purchase agreements with two financial institutions. The maximum amount that can be borrowed is $100 million. There were no amounts outstanding at October 1, 2016, January 2, 2016, or September 26, 2015.

CABELA’S INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Tables are in Thousands Except Share and Per Share Amounts)
(Unaudited)

6.     LONG-TERM DEBT AND CAPITAL LEASES

Long-term debt, including revolving credit facilities and capital leases, consisted of the following at the periods ended:

	October 1, 2016	January 2, 2016	September 26, 2015

Unsecured $775 million revolving credit facility	$248,749	$—	$450,000
Unsecured senior notes due 2017 with interest at 6.08%	60,000	60,000	60,000
Unsecured senior notes due 2016-2018 with interest at 7.20%	16,286	24,428	24,428
Unsecured senior notes due 2020, 2022, and 2025; with interest rates ranging from 3.23% to 4.11%	550,000	550,000	250,000
Unsecured $20 million Canadian revolving credit facility	4,188	—	—
Capital lease obligations contractually payable through 2036	11,622	11,853	11,952
Unsecured notes due 2016 with interest at 5.99%	—	215,000	215,000
Total debt	890,845	861,281	1,011,380
Less current portion of debt	(68,452)	(223,452)	(223,472)
Less unamortized debt issuance costs	(1,719)	(1,931)	(1,972)
Long-term debt, less current maturities, net	$820,674	$635,898	$785,936

The Company’s credit agreement provides for an unsecured $775 million revolving credit facility and permits the issuance of letters of credit up to $75 million and swing line loans up to $30 million. The credit facility may be increased to $800 million subject to certain terms and conditions. The term of the credit facility expires on June 18, 2019.
During the nine months ended October 1, 2016, and September 26, 2015, the daily average principal balance outstanding on the line of credit was $255 million and $404 million, respectively, and the weighted average interest rate was 1.83% and 1.43%, respectively. Letters of credit and standby letters of credit totaling $24 million and $28 million were outstanding at October 1, 2016, and September 26, 2015, respectively. The daily average outstanding amount of total letters of credit during the nine months ended October 1, 2016, and September 26, 2015, was $14 million and $22 million, respectively.
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
At October 1, 2016, the Company was in compliance with the financial covenant requirements of its $775 million credit agreement with a fixed charge coverage ratio of 7.75 to 1 (minimum requirement is 2.00 to 1), a leverage ratio of 1.82 to 1 (requirement is no more than 3.00 to 1), and a consolidated net worth that was $632 million in excess of the minimum, as defined in the agreement. At October 1, 2016, the Company was in compliance with all financial covenants under its credit agreements and unsecured notes. We anticipate that we will continue to be in compliance with all financial covenants under our credit agreements and unsecured senior notes through at least the next 12 months.

CABELA’S INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Tables are in Thousands Except Share and Per Share Amounts)
(Unaudited)

7.     IMPAIRMENT AND RESTRUCTURING CHARGES

Impairment and restructuring charges consisted of the following for the periods presented:

	Three Months Ended		Nine Months Ended
	October 1, 2016	September 26, 2015	October 1, 2016	September 26, 2015

Impairment losses relating to:
Property, equipment, and other assets	$565	$—	$1,019	$—
Other property	228	210	369	210
	793	210	1,388	210
Restructuring charges for severance and related benefits	661	5,377	3,997	5,377
Total	$1,454	$5,587	$5,385	$5,587
Impairment – We evaluate the recoverability of economic development bonds, property (including existing store locations and future retail store sites), equipment, goodwill, other property, and other intangibles whenever indicators of impairment exist. In the three and nine months ended October 1, 2016, we recognized impairment losses related to three parcels of land based on sales contracts for two properties and an appraisal for another property where, after the impairment losses were recognized, the total carrying value of these properties approximated $3 million. In the three and nine months ended September 26, 2015, we recognized an impairment loss on a parcel of unimproved land based on an appraisal we received in July 2015. After the impairment loss was recognized, the carrying value of this particular property was $1 million. These impairment losses were recognized in the Merchandising segment.

Local economic trends, government regulations, and other restrictions where we own properties may impact management projections that could change undiscounted cash flows in future periods which could trigger possible future write downs.

Restructuring Charges – In the respective three and nine month periods ended October 1, 2016, and September 26, 2015, we incurred charges for severance and related benefits primarily attributable to our corporate restructuring and reduction in the number of personnel. These charges for all periods were recognized in the Merchandising segment.
The activity relating to the liability for these severance benefits, which was included in accrued expenses and other liabilities in our condensed consolidated balance sheets, is summarized in the following table for the periods presented:

	Three Months Ended		Nine Months Ended
	October 1, 2016	September 26, 2015	October 1, 2016	September 26, 2015

Balance, beginning of period	$2,526	$—	$2,799	$—
Charges for severance and related benefits	661	5,377	3,997	5,377
Payments	(1,305)	(512)	(4,914)	(512)
Balance, end of period	$1,882	$4,865	$1,882	$4,865

CABELA’S INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Tables are in Thousands Except Share and Per Share Amounts)
(Unaudited)

8.     INCOME TAXES

The effective income tax rate was 35.9% and 37.5% for the three and nine months ended October 1, 2016, compared to 35.8% and 35.5% for the respective three and nine months ended September 26, 2015.

At October 1, 2016, unrecognized tax benefits totaling $70 million were included in other long-term liabilities in our condensed consolidated balance sheets compared to $73 million at January 2, 2016. At September 26, 2015, unrecognized tax benefits totaling $46 million were included in current liabilities (accrued expenses and other liabilities) and $69 million in other long-term liabilities in our condensed consolidated balance sheets. The changes compared to the balances at September 26, 2015, were due primarily to our assessments of uncertain tax positions related to prior period tax positions and settlement of our 2007 and 2008 Internal Revenue Service examinations. Since the Company is routinely under audit by various taxing authorities, it is reasonably possible that the amount of unrecognized tax benefits will change during the next 12 months. However, we do not expect the change, if any, to have a material effect on the Company’s consolidated financial condition or results of operations within the next 12 months.

9.     COMMITMENTS AND CONTINGENCIES

The Company leases various buildings, computer and other equipment, and storage space under operating leases which expire on various dates through January 2041. Rent expense on these leases, as well as other month to month rentals, was $5 million and $16 million in the three and nine months ended October 1, 2016, compared to $6 million and $17 million in the three and nine months ended September 26, 2015.
The following is a schedule of future minimum rental payments under operating leases at October 1, 2016:

For the three months ending December 31, 2016	$6,148
For the fiscal years ending:
2017	23,600
2018	23,386
2019	22,897
2020	22,245
Thereafter	295,319
Total	$393,595
The Company leases seven retail stores and owns 24 stores subject to ground leases. Certain of these leases include tenant allowances that are amortized over the life of the lease. No tenant allowances were received in the nine months ended October 1, 2016, or September 26, 2015. The Company does not expect to receive any tenant allowances under leases during the remainder of fiscal year 2016.
We have entered into real estate purchase, construction, and/or economic incentive agreements for various new retail store site locations. At October 1, 2016, we estimated we had total cash commitments of approximately $109 million outstanding for projected expenditures related to the development, construction, and completion of new retail stores. This amount excludes any estimated costs associated with new stores where the Company does not have a commitment as of October 1, 2016. We expect to fund these estimated capital expenditures over the next 12 months with funds from operations and borrowings.

CABELA’S INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Tables are in Thousands Except Share and Per Share Amounts)
(Unaudited)

In the past, we have received grant funding in exchange for commitments, such as assurance of agreed employment and wage levels at the retail store or that the retail store will remain open, made by us to the state or local government providing the funding. If we failed to maintain the commitments during the applicable period, the funds received may have to be repaid or other adverse consequences may arise, which could affect the Company’s cash flows and profitability. The total amount of grant funding subject to a specific contractual remedy was $42 million at October 1, 2016, and $43 million at both January 2, 2016, and September 26, 2015. No grant funding subject to contractual remedy was received in the nine months ended October 1, 2016, or September 26, 2015. At October 1, 2016, we had recorded $17 million in the condensed consolidated balance sheets relating to these grants with $16 million in current liabilities and $1 million in long-term liabilities. At January 2, 2016, and September 26, 2015, the amount the Company had recorded in current liabilities in the condensed consolidated balance sheets relating to these grants was $17 million and $23 million, respectively.
The Company operates an open account document instructions program, which provides for Cabela’s-issued letters of credit. We had obligations to pay participating vendors $70 million, $34 million, and $53 million at October 1, 2016, January 2, 2016, and September 26, 2015, respectively.
The Financial Services segment enters into financial instruments with off-balance sheet risk in the normal course of business through the origination of unsecured credit card loans. Unsecured credit card accounts are commitments to extend credit and totaled $36 billion, $35 billion, and $34 billion at October 1, 2016, January 2, 2016, and September 26, 2015, respectively. These commitments are in addition to any current outstanding balances of a cardholder. Unsecured credit card loans involve, to varying degrees, elements of credit risk in excess of the amount recognized in the condensed consolidated balance sheets. The principal amounts of these instruments reflect the Financial Services segment’s maximum related exposure. The Financial Services segment has the right to reduce or cancel the available lines of credit at any time, and has not experienced, and does not anticipate, that all customers will exercise the entire available line of credit at any given point in time.
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
In April 2016, the SEC announced a settlement with the Company and its Executive Vice President and Chief Financial Officer, Mr. Ralph Castner, that resolves the previously disclosed SEC investigation into certain disclosures, reserves, and accruals from fiscal year 2012. As part of the settlement, the SEC entered an administrative cease-and-desist order that directs the Company and Mr. Castner to comply with the disclosure, books and records, and internal control provisions of the federal securities laws going forward. The Company and Mr. Castner neither admitted nor denied the allegations related to the settlement. The penalty of $1 million associated with the Company’s settlement was recognized as a liability that was accrued for and expensed by the Company in the third quarter of fiscal year 2015.

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
The Company is party to a putative class action lawsuit in the United States District Court for the Western District of Kentucky alleging that the Company violated the Telephone Consumer Protection Act by placing calls using an automatic telephone dialing system to cellular telephones without first obtaining consent due to reassignment of the number or revocation of prior consent. At the present time, the Company cannot reasonably estimate any loss or range of loss that may arise from this matter. Accordingly, the Company has not accrued a liability related to this matter.

CABELA’S INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Tables are in Thousands Except Share and Per Share Amounts)
(Unaudited)

10.     STOCK-BASED COMPENSATION PLANS AND EMPLOYEE BENEFIT PLANS

Stock-Based Compensation – The Company recognized total stock-based compensation expense of $6 million and $19 million for the three and nine months ended October 1, 2016, and $6 million and $16 million for the three and nine months ended September 26, 2015. Compensation expense related to the Company’s stock-based payment awards is recognized in selling, distribution, and administrative expenses in the condensed consolidated statements of income. At October 1, 2016, the total unrecognized deferred stock-based compensation balance for all equity awards issued, net of expected forfeitures, was $31 million, net of tax, which is expected to be amortized over a weighted average period of 2.6 years.

Employee Stock Plans – Since June 5, 2013, all awards are granted under the Cabela’s Incorporated 2013 Stock Plan (the “2013 Stock Plan”) and have a term of no greater than ten years from the grant date and become exercisable under the vesting schedule determined at the time of grant. As of October 1, 2016, the maximum number of shares available for awards under the 2013 Stock Plan was 2,001,427. As of October 1, 2016, there were 1,729,466 awards outstanding under the 2013 Stock Plan and 1,101,716 awards outstanding under the Cabela’s Incorporated 2004 Stock Plan. To the extent available, we will issue treasury shares for the exercise of stock options before issuing new shares. Pursuant to the terms of the Merger Agreement, without the prior written consent of Bass Pro Group, no option awards or stock unit awards may be granted under the 2013 Stock Plan beginning on or after October 3, 2016.

Option Awards. During the nine months ended October 1, 2016, there were 163,000 non-statutory stock options (“NSOs”) granted to employees at an exercise price of $48.40 per share and 25,112 NSOs granted to non-employee directors at an exercise price of $50.45 per share. These options have an eight-year term and vest over four years for employees and over one year for non-employee directors. In addition, on March 2, 2016, the Company issued 64,000 premium-priced NSOs to its Chief Executive Officer at an exercise price of $55.66 (which was equal to 115% of the closing price of the Company's common stock on the New York Stock Exchange on March 2, 2016). The premium-priced NSOs vest in three equal annual installments beginning on March 2, 2017, and expire on March 2, 2024.

During the nine months ended October 1, 2016, there were 464,510 options exercised. The aggregate intrinsic value of all awards exercised was $31 million and $21 million during the nine months ended October 1, 2016, and September 26, 2015, respectively. Based on the Company’s closing stock price of $54.93 at October 1, 2016, the total number of in-the-money awards exercisable as of October 1, 2016, was 1,000,408.

Nonvested Stock and Stock Unit Awards. During the nine months ended October 1, 2016, there were 425,907 units of nonvested stock issued to employees at a weighted average fair value of $47.35 per unit and 12,885 units of nonvested stock issued to non-employee directors at a fair value of $50.45 per unit. These nonvested stock awards vest evenly over four years on the grant date anniversary based on the passage of time for employees and over one year for non-employee directors. On March 2, 2016, the Company also issued 92,500 units of performance-based restricted stock units to certain executives at a fair value of $48.40 per unit. These performance-based restricted stock units will begin vesting in four equal annual installments on March 2, 2017, if the performance criterion is achieved.

Employee Stock Purchase Plan – During the nine months ended October 1, 2016, there were 60,721 shares issued under the Cabela’s Incorporated 2013 Employee Stock Purchase Plan with 1,751,574 shares of common stock authorized and available for issuance as of October 1, 2016. Pursuant to the terms of the Merger Agreement, no shares may be purchased under the Employee Stock Purchase Plan with respect to offering periods beginning on or after October 3, 2016.

CABELA’S INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Tables are in Thousands Except Share and Per Share Amounts)
(Unaudited)

11.	STOCKHOLDERS’ EQUITY AND DIVIDEND RESTRICTIONS

Retained Earnings – The most significant restrictions on the payment of dividends by the Company to stockholders are contained within the covenants under its revolving credit and unsecured senior notes purchase agreements. Also, Nebraska banking laws govern the amount of dividends that WFB can pay to Cabela’s. On February 11, 2016, WFB paid a dividend of $40 million to Cabela’s. At October 1, 2016, the Company had unrestricted retained earnings of $225 million available for dividends. However, the Company has never declared or paid any cash dividends on its common stock. Pursuant to the terms of the Merger Agreement, the Company is also prohibited from declaring or paying any dividends or other distributions on its common stock. The Company does not anticipate paying any dividends or other distributions on its common stock in the foreseeable future.
Accumulated Other Comprehensive Loss – The components of accumulated other comprehensive loss, net of related taxes, are as follows for the periods ended:

	October 1, 2016	January 2, 2016	September 26, 2015

Accumulated net unrealized holding gains on economic development bonds	$12,186	$10,097	$11,112
Cumulative foreign currency translation adjustments	(48,567)	(61,011)	(51,855)
Total accumulated other comprehensive loss	$(36,381)	$(50,914)	$(40,743)
Treasury Stock – On September 1, 2015, we announced that our Board of Directors approved a share repurchase program authorizing the Company to repurchase up to $500 million of its common stock over a two-year period. This authorization was in addition to the standing annual authorization to repurchase shares to offset dilution resulting from equity-based awards issued under the Company’s equity compensation plans. This share repurchase program does not obligate us to repurchase any outstanding shares of our common stock, and the program may be limited or terminated at any time. We did not engage in any stock repurchase activity in the three and nine months ended October 1, 2016. As of October 1, 2016, up to $426 million of authorization to repurchase our common stock remained under this program. Pursuant to the terms of the Merger Agreement, the Company generally may not repurchase shares of its common stock, except in connection with the exercise of outstanding stock options or the settlement of restricted stock unit awards. As a result, the Company does not anticipate repurchasing any further shares under this program.
The following table reconciles the Company’s treasury stock activity for the periods presented.

	Three Months Ended		Nine Months Ended
	October 1, 2016	September 26, 2015	October 1, 2016	September 26, 2015

Balance, beginning of period	3,129,938	922,256	3,776,305	—
Purchase of treasury stock at cost	—	1,169,654	—	2,169,654
Treasury shares issued on exercise of stock options and share-based payment awards	(11,916)	(50,205)	(658,283)	(127,949)
Balance, end of period	3,118,022	2,041,705	3,118,022	2,041,705

CABELA’S INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Tables are in Thousands Except Share and Per Share Amounts)
(Unaudited)

12.     EARNINGS PER SHARE

The following table reconciles the weighted average number of shares utilized in the earnings per share calculations for the periods presented.

	Three Months Ended		Nine Months Ended
	October 1, 2016	September 26, 2015	October 1, 2016	September 26, 2015

Common shares – basic	68,469,845	69,914,906	68,269,130	70,750,743
Effect of incremental dilutive securities:
Stock options and nonvested stock units	601,649	795,355	610,018	902,636
Common shares – diluted	69,071,494	70,710,261	68,879,148	71,653,379

Stock options outstanding considered anti-dilutive excluded from calculation	1,166,950	1,388,773	1,257,034	1,084,502

13.     SUPPLEMENTAL CASH FLOW INFORMATION

The following table sets forth non-cash financing and investing activities and other cash flow information for the nine months ended:

	October 1, 2016	September 26, 2015
Non-cash financing and investing activities:
Accrued property and equipment additions (1)	$6,727	$27,523

Other cash flow information:
Interest paid (2)	$96,850	$64,792
Capitalized interest	(2,787)	(8,932)
Interest paid, net of capitalized interest	$94,063	$55,860
Income taxes paid, net of refunds	$31,714	$75,016

(1)	Accrued property and equipment additions are recognized in the condensed consolidated statements of cash flows in the period they are paid.

(2)	Includes interest paid by the Financial Services segment totaling $61 million and $51 million, respectively.

CABELA’S INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Tables are in Thousands Except Share and Per Share Amounts)
(Unaudited)

14.     SEGMENT REPORTING
Guidance under Accounting Standards Codification Topic 280, “Segment Reporting,” requires companies to evaluate their reportable operating segments periodically and when certain events occur. Changes in the first quarter of 2016 in our executive management structure and responsibilities resulted in a change in the Company’s chief operating decision maker function. As a result of these changes, as well as the finalization and implementation of our Vision 2020 strategic plan at the beginning of fiscal year 2016, and operational changes in our organizational structure, the Company updated its reportable segments effective the beginning of fiscal year 2016. The Company now accounts for its operations as two reportable segments: Merchandising and Financial Services.
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

Results for the three and nine months ended September 26, 2015, presented in the tables below and in Management’s Discussion and Analysis of Financial Condition and Results of Operations – “Three Months Ended October 1, 2016, Compared to September 26, 2015,” and “Nine Months Ended October 1, 2016, Compared to September 26, 2015,” presented herein, have been recast to reflect these new segments.

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

Under an Intercompany Agreement, the Financial Services segment pays to the Merchandising segment a fixed license fee that includes 70 basis points on all originated charge volume of the Cabela’s CLUB Visa credit card portfolio. In addition, among other items, the agreement requires the Financial Services segment to reimburse the Merchandising segment for certain promotional costs, which are recorded as a reduction to Financial Services segment revenue and as a reduction to merchandise costs associated with the Merchandising segment. This reimbursement from our Financial Services segment to our Merchandising segment for certain promotional costs was eliminated in consolidation. Also, if the total risk-based capital ratio of WFB is greater than 13% at any quarter end, the Financial Services segment must pay an additional license fee to the Merchandising segment equal to 50% of the amount that the total risk-based capital ratio exceeds 13%. No additional license fee was paid in either the nine months ended October 1, 2016, or the nine months ended September 26, 2015.

CABELA’S INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Tables are in Thousands Except Share and Per Share Amounts)
(Unaudited)

Financial information for our two segments is presented in the following table for the periods presented:

		Financial Services
Three Months Ended October 1, 2016:	Merchandising		Total

Merchandise sales	$855,903	$—	$855,903
Non-merchandise revenue:
Financial Services	—	129,058	129,058
Other	6,106	—	6,106
Total revenue before intersegment eliminations	862,009	129,058	991,067
Intersegment revenue eliminated in consolidation	—	5,428	5,428
Total revenue as reported	$862,009	$134,486	$996,495

Operating income	$2,365	$46,866	$49,231
Operating income as a percentage of revenue	0.3%	36.3%	4.9%
Depreciation and amortization	$34,394	$3,221	$37,615
Assets	3,152,793	5,730,352	8,883,145
Property and equipment additions including accrued amounts	31,383	574	31,957

Three Months Ended September 26, 2015:

Merchandise sales	$798,455	$—	$798,455
Non-merchandise revenue:
Financial Services	—	118,431	118,431
Other	4,435	—	4,435
Total revenue before intersegment eliminations	802,890	118,431	921,321
Intersegment revenue eliminated in consolidation	—	5,202	5,202
Total revenue as reported	$802,890	$123,633	$926,523

Operating income	$32,442	$40,503	$72,945
Operating income as a percentage of revenue	4.0%	34.2%	7.9%
Depreciation and amortization	$33,336	$444	$33,780
Assets	3,235,377	4,788,536	8,023,913
Property and equipment additions including accrued amounts	103,399	539	103,938

CABELA’S INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Tables are in Thousands Except Share and Per Share Amounts)
(Unaudited)

		Financial Services
Nine Months Ended October 1, 2016:	Merchandising		Total

Merchandise sales	$2,362,021	$—	$2,362,021
Non-merchandise revenue:
Financial Services	—	394,716	394,716
Other	18,643	—	18,643
Total revenue before intersegment eliminations	2,380,664	394,716	2,775,380
Intersegment revenue eliminated in consolidation	—	15,674	15,674
Total revenue as reported	$2,380,664	$410,390	$2,791,054

Operating income	$3,994	$157,302	$161,296
Operating income as a percentage of revenue	0.2%	39.9%	5.8%
Depreciation and amortization	$108,239	$4,072	$112,311
Assets	3,152,793	5,730,352	8,883,145
Property and equipment additions including accrued amounts	122,046	1,202	123,248

Nine Months Ended September 26, 2015:

Merchandise sales	$2,202,177	$—	$2,202,177
Non-merchandise revenue:
Financial Services	—	356,739	356,739
Other	16,209	—	16,209
Total revenue before intersegment eliminations	2,218,386	356,739	2,575,125
Intersegment revenue eliminated in consolidation	—	14,750	14,750
Total revenue as reported	$2,218,386	$371,489	$2,589,875

Operating income	$45,978	$134,890	$180,868
Operating income as a percentage of revenue	2.1%	37.8%	7.0%
Depreciation and amortization	$96,151	$1,307	$97,458
Assets	3,235,377	4,788,536	8,023,913
Property and equipment additions including accrued amounts	328,497	1,263	329,760

CABELA’S INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Tables are in Thousands Except Share and Per Share Amounts)
(Unaudited)

The components and amounts of total revenue for the Financial Services segment were as follows for the periods presented:

	Three Months Ended		Nine Months Ended
	October 1, 2016	September 26, 2015	October 1, 2016	September 26, 2015

Interest and fee income	$155,343	$124,940	$436,271	$349,833
Interest expense	(23,278)	(18,198)	(64,080)	(50,628)
Provision for loan losses	(43,782)	(28,152)	(99,006)	(57,213)
Net interest income, net of provision for loan losses	88,283	78,590	273,185	241,992
Non-interest income:
Interchange income	104,376	101,249	304,213	287,452
Other non-interest income	998	826	2,543	2,329
Total non-interest income	105,374	102,075	306,756	289,781
Less: Customer rewards costs	(59,171)	(57,032)	(169,551)	(160,284)
Financial Services revenue	$134,486	$123,633	$410,390	$371,489
The following table sets forth the percentage of our merchandise revenue contributed by major product categories for our Merchandising segment for the periods presented:

	Three Months Ended		Nine Months Ended
	October 1, 2016	September 26, 2015	October 1, 2016	September 26, 2015

Hunting Equipment	51.1%	47.3%	47.1%	44.7%
General Outdoors	30.5	32.7	34.8	35.2
Clothing and Footwear	18.4	20.0	18.1	20.1
Total	100.0%	100.0%	100.0%	100.0%

15.	FAIR VALUE MEASUREMENTS
Financial instrument assets and liabilities measured and reported at fair value are classified and disclosed in one of the following categories:

•	Level 1 – Quoted market prices in active markets for identical assets or liabilities.

•	Level 2 – Observable inputs other than quoted market prices.

•
Level 3 – Unobservable inputs corroborated by little, if any, market data. Level 3 is comprised of financial instruments whose fair value is estimated based on internally developed models or methodologies utilizing significant inputs that are primarily unobservable from objective sources.

At October 1, 2016, the financial instruments subject to fair value measurements carried on our condensed consolidated balance sheets consisted of economic development bonds (included in other assets) and were classified as Level 3 for valuation purposes. There were no transfers in or out of Levels 1, 2, or 3 for the nine months ended October 1, 2016, and September 26, 2015.

CABELA’S INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Tables are in Thousands Except Share and Per Share Amounts)
(Unaudited)

There were no significant changes in the fair value of the economic development bonds which are measured on a recurring basis using significant unobservable inputs (Level 3) for the nine months ended October 1, 2016, compared to the fiscal year ended 2015 or the nine months ended September 26, 2015.
There were no other than temporary fair value adjustments of economic development bonds and no adjustments of deferred grant income related to economic development bonds in the nine months ended October 1, 2016, or September 26, 2015. In the three and nine months ended October 1, 2016, we recognized impairment losses related to three parcels of land based on sales contracts for two properties and an appraisal for another property where, after the impairment losses were recognized, the total carrying value of these properties approximated $3 million. In the three and nine months ended September 26, 2015, we recognized an impairment loss on a parcel of unimproved land based on an appraisal we received in July 2015. After the impairment loss was recognized, the carrying value of this particular property was $1 million.
The table below presents the estimated fair values of the Company’s financial instruments that are not carried at fair value on our condensed consolidated balance sheets at the periods indicated. The fair values of all financial instruments listed below were estimated based on internally developed models or methodologies utilizing observable inputs (Level 2).

	October 1, 2016		January 2, 2016		September 26, 2015
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value

Financial Assets:
Credit card loans, net	$5,190,104	$5,190,104	$5,035,267	$5,035,267	$4,576,997	$4,576,997

Financial Liabilities:
Time deposits	1,176,674	1,195,139	879,899	879,197	887,948	887,192
Secured variable funding obligations of the Trust	75,000	75,000	655,000	655,000	45,000	45,000
Secured obligations of the Trust, net of unamortized debt issuance costs	3,825,349	3,843,663	3,230,932	3,179,767	3,230,178	3,195,301
Long-term debt	889,126	913,853	859,350	892,425	1,009,408	1,005,564

CABELA’S INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Tables are in Thousands Except Share and Per Share Amounts)
(Unaudited)

16.    ACCOUNTING PRONOUNCEMENTS

The following accounting standards are grouped by their effective date applicable to the Company:
Effective the first quarter of fiscal year 2017:
In July 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2015-11, “Inventory (Topic 330): Simplifying the Measurement of Inventory” (“ASU 2015-11”). Under this standard, inventory will be measured at the “lower of cost and net realizable value” and options that currently exist for “market value” will be eliminated. ASU 2015-11 defines net realizable value as the “estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation.” We have evaluated the provisions of this statement and do not believe that it will not have a material impact on the Company’s consolidated financial position or results of operations.
In March 2016, the FASB issued ASU 2016-09, “Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting” (“ASU 2016-09”). This standard is intended to simplify several aspects of the accounting for share-based payment award transactions, including the income tax consequences, classification of awards as either equity or liabilities, an option to recognize gross stock compensation expense with actual forfeitures recognized as they occur, and classifications in the statement of cash flows. We are evaluating the provisions of this statement and have not determined what impact ASU 2016-09 will have on the Company’s consolidated financial position or results of operations.

CABELA’S INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Tables are in Thousands Except Share and Per Share Amounts)
(Unaudited)

Effective the first quarter of fiscal year 2018:
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
Effective the first quarter of fiscal year 2019:
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
Effective the first quarter of fiscal year 2020:
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

17.    SUBSEQUENT EVENTS

On October 17, 2016, the Series 2011-IV notes of the Trust totaling $255 million were repaid in full using restricted cash of the Trust. Also, on October 25, 2016, the Trust increased its $300 million variable funding facility due March 2018 to $500 million. The increase to this variable funding facility is for a one year period ending October 25, 2017, at which time the variable funding facility will revert back to $300 million.

On October 21, 2016, the Company paid $16 million to satisfy in full a liability judgment, including interest, entered against the Company in February 2014 related to a radius restriction of a retail store and associated incentives and value of real property. Pursuant to this judgment, the Company had recognized this liability in its consolidated balance sheet in the fiscal year ended 2013 and in the first quarter of fiscal year 2014 recognized the amount of interest ordered to pay through a supplemental judgment in March 2014.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

This report contains “forward-looking statements” that are based on our beliefs, assumptions, and expectations of future events, taking into account the information currently available to us. All statements other than statements of current or historical fact contained in this report are forward-looking statements within the meaning of the Private Securities Litigation Reform Act. The words “believe,” “may,” “should,” “anticipate,” “estimate,” “expect,” “intend,” “objective,” “seek,” “plan,” “confident,” and similar statements are intended to identify forward-looking statements. Forward-looking statements involve risks and uncertainties that may cause our actual results, performance, or financial condition to differ materially from the expectations of future results, performance, or financial condition we express or imply in any forward-looking statements. These risks and uncertainties include, but are not limited to:

•
the satisfaction of the conditions precedent to the consummation of the proposed merger by and among Bass Pro Group, LLC, (“Bass Pro Group”), Prairie Merger Sub, Inc., a wholly owned subsidiary of Bass Pro Group (“Sub”), and the Company, including, without limitation, the receipt of stockholder and regulatory approvals; unanticipated difficulties or expenditures relating to the proposed merger; legal proceedings, judgments, or settlements, including those that may be instituted against the Company, the Company’s board of directors, executive officers, and others following the announcement of the proposed merger; disruptions of current plans and operations caused by the announcement and pendency of the proposed merger; potential difficulties in employee retention due to the announcement and pendency of the proposed merger; the response of customers, suppliers, business partners, and regulators to the announcement of the proposed merger;

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

•
other risks, relevant factors, and uncertainties identified in our filings with the Securities and Exchange Commission (“SEC”) (including the information set forth in the “Risk Factors” section of our Annual Report on Form 10-K for the fiscal year ended January 2, 2016, in Part II, Item 1A, of our Quarterly Report on Form 10-Q for the first quarter ended April 2, 2016, and in Part II, Item 1A, of this report), which filings are available at the SEC’s website at www.sec.gov.

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

Critical Accounting Policies and Use of Estimates

Our critical accounting policies and use of estimates utilized in the preparation of the condensed consolidated financial statements as of October 1, 2016, remain unchanged from January 2, 2016.

Recent Developments

On October 3, 2016, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”), by and among Bass Pro Group, LLC, a Delaware limited liability company (“Bass Pro Group”), Prairie Merger Sub, Inc., a Delaware corporation and a wholly owned subsidiary of Bass Pro Group (“Sub”), and the Company. The Merger Agreement provides for the merger of Sub with and into the Company, on the terms and subject to the conditions set forth in the Merger Agreement (the “Merger”), with the Company continuing as the surviving corporation in the Merger. As a result of the Merger, the Company would become a wholly owned subsidiary of Bass Pro Group. In connection with the entry into the Merger Agreement, the Company also entered into a Sale and Purchase Agreement, dated as of October 3, 2016 (the “Bank Purchase Agreement”), by and among the Company, World’s Foremost Bank (“WFB,” “Financial Services segment,” or “Cabela’s CLUB”), and Capital One, National Association (“Capital One”) relating to the assets of WFB. The Bank Purchase Agreement provides for, in connection with the closing of the Merger, the sale to Capital One of the business of WFB, which includes the credit card program operated by the Company, using WFB as the issuer (the “Bank Transaction”).
For additional information related to the Merger Agreement, the Bank Purchase Agreement, and related transactions, please refer to our Current Report on Form 8-K filed with the SEC on October 7, 2016, and Note 2 “Recent Developments” of the Notes to Condensed Consolidated Financial Statements.

Executive Overview

We are a leading specialty omni-channel retailer of hunting, fishing, camping, shooting sports, and related outdoor merchandise. We provide a quality service to our customers who are able to access our multiple channels when making a purchase, including retail stores, online, and mobile channels. We supply our customers products through our multi-channel merchandising distribution network consisting of in-store customer pickup or by direct shipment to the customer from one of our distribution centers, retail stores, or vendor drop-ship. Cabela’s CLUB also plays an integral role in supporting our merchandising business. The Financial Services segment is comprised of our credit card services, which reinforce our strong brand and strengthen our customer loyalty through our credit card loyalty programs.
Results on the following strategic focus areas of the Company – (i) improve top-line sales, (ii) increase bottom-line profits, (iii) retail store expansion, and (iv) grow the CLUB, are discussed below.
We operate 85 stores, including the eight new stores that we opened in 2016 as follows:

•	Lexington, Kentucky; and League City, Texas; in March;

•	Short Pump, Virginia; Centerville, Ohio; and Farmington, Utah; in April;

•	Abbotsford, British Columbia, Canada; in June;

•	Avon, Ohio; in August; and

•	Ottawa, Ontario, Canada; in September.

We now have 74 stores located in the United States and 11 in Canada. Our total retail square footage is now 8.5 million square feet, which represents an 8% increase compared to our 7.9 million of retail square feet at the end of 2015. We are currently evaluating store locations and new stores to open beyond 2016. We have announced plans to open new stores in Gainesville, Virginia; Halifax, Nova Scotia, Canada; McDonough, Georgia; Albuquerque, New Mexico; Chesterfield Township, Michigan; and El Paso, Texas.

Effective the beginning of fiscal year 2016, we realigned our organizational structure and updated our reportable operating segments into two segments – Merchandising and Financial Services. Results of operations for the three and nine months ended September 26, 2015, have been recast to reflect these new segments and are presented in the tables below and in the following Management’s Discussion and Analysis of Financial Condition and Results of Operations. For more information on this change in segments see Note 14 “Segment Reporting” of the Notes to Condensed Consolidated Financial Statements.
Comparisons and analysis of selected financial data are presented below for the following periods:

	Three Months Ended
	October 1, 2016	September 26, 2015	Increase (Decrease)	% Change

	(Dollars in Thousands Except Earnings Per Diluted Share)
Revenue:
Merchandise sales	$855,903	$798,455	$57,448	7.2%
Financial Services	134,486	123,633	10,853	8.8
Other revenue	6,106	4,435	1,671	37.7
Total revenue	$996,495	$926,523	$69,972	7.6

Operating income	$49,231	$72,945	$(23,714)	(32.5)

Net income	$28,240	$43,708	$(15,468)	(35.4)

Earnings per diluted share	$0.41	$0.62	$(0.21)	(33.9)

	Nine Months Ended
	October 1, 2016	September 26, 2015	Increase (Decrease)	% Change

	(Dollars in Thousands Except Earnings Per Diluted Share)
Revenue:
Merchandise sales	$2,362,021	$2,202,177	$159,844	7.3%
Financial Services	410,390	371,489	38,901	10.5
Other revenue	18,643	16,209	2,434	15.0
Total revenue	$2,791,054	$2,589,875	$201,179	7.8

Operating income	$161,296	$180,868	$(19,572)	(10.8)

Net income	$88,888	$110,539	$(21,651)	(19.6)

Earnings per diluted share	$1.29	$1.54	$(0.25)	(16.2)
Revenues in the three months ended October 1, 2016, totaled $996 million, an increase of $70 million, or 7.6%, compared to the three months ended September 26, 2015. Merchandise sales increased $57 million comparing the respective periods with the most significant factors contributing to the increase as follows:

•	An increase of $63 million due to the addition of new retail stores.

•
Comparable store sales on a consolidated basis for the three months ended October 1, 2016, on a shift-adjusted calendar basis, decreased $14 million, or 2.3%, compared to the three months ended September 26, 2015. The adjustment of comparable store sales on a shift-adjusted calendar basis provides a more accurate performance of our comparable store sales by aligning the weeks of operation in the current fiscal year to the most comparable weeks in the prior fiscal year. The decrease in comparable store sales comparing the respective periods was driven by a decrease in the number of transactions of 4.3%, partially offset by an increase in the average sales per transaction of 2.7%.

Comparable store sales results for our stores in the United States, which exclude Canada results and the impact of foreign currency exchange rate fluctuations, decreased 1.8% compared to the three months ended September 26, 2015, reflected mostly in the clothing and footwear product category.

•	An increase of $6 million, or 3.6%, in Internet and catalog sales, which was primarily due to an increase in the hunting equipment product category.
Revenues in the nine months ended October 1, 2016, totaled $2.8 billion, an increase of $201 million, or 7.8%, compared to the nine months ended September 26, 2015. Merchandise sales increased $160 million comparing the respective periods with the most significant factors contributing to the net increase as follows:

•	An increase of $198 million due to the addition of new retail stores.

•
Comparable store sales on a consolidated basis for the nine months ended October 1, 2016, on a shift-adjusted calendar basis, decreased $27 million, or 1.7%, compared to the nine months ended September 26, 2015. The decrease in comparable store sales comparing the respective periods was driven by a decrease in the number of transactions of 6.8%, partially offset by an increase in the average sales per transaction of 6.2%.

Comparable store sales results for our stores in the United States, which exclude Canada results and the impact of foreign currency exchange rate fluctuations, decreased 1.2% compared to the nine months ended September 26, 2015, mostly due to a decrease in the clothing and footwear product category, partially offset by an increase in the hunting equipment product category.

•	A decrease of $7 million, or 1.6%, in Internet and catalog sales, which was primarily due to decreases in the clothing and footwear product category.
Financial Services revenue increased $11 million, or 8.8%, in the three months ended October 1, 2016, compared to the three months ended September 26, 2015, and $39 million, or 10.5%, in the nine months ended October 1, 2016, compared to the nine months ended September 26, 2015. The increases in Financial Services revenue were primarily due to increases in interest and fee income and interchange income. The increases in interest and fee income were primarily due to increases in credit card loans and the revolving rate, and the increases in interchange income were primarily due to increases in credit card purchases. Partially offsetting these increases were increases in the provision for loan losses and interest expense. The increases to the provision for loan losses of $16 million and $42 million comparing the respective three and nine periods were due to increases in loan delinquencies and, to a lesser extent, growth in the average outstanding balance of credit card loans. The increases in interest expense were due to increases to debt as a result of financing the growth of receivables and liquidity needs.
Merchandise gross profit decreased $15 million and $9 million, or 5.3% and 1.2%, respectively, in the three and nine months ended October 1, 2016, compared to the three and nine months ended September 26, 2015, primarily due to an aggressive pricing, promotion, and markdown strategy.
Merchandise gross profit as a percentage of merchandise sales decreased 420 basis points to 31.4% in the three months ended October 1, 2016, compared to the three months ended September 26, 2015, and 270 basis points to 32.2% in the nine months ended October 1, 2016, compared to the nine months ended September 26, 2015. The decreases in the 2016 periods compared to the respective 2015 periods were primarily due to an aggressive pricing, promotion, and markdown strategy, as well as an effort to right size inventory levels in the three months ended October 1, 2016, which had an impact of approximately 330 basis points and 200 basis points comparing the respective periods, and increased sales of lower margin firearms, ammunition, and powersports products combined with lower sales in our higher margin soft goods and apparel categories, which had an impact of approximately 90 basis points and 70 basis points comparing the respective periods.

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

Accordingly, to supplement the following discussions related to SD&A expenses; SD&A expenses as a percentage of total revenue; impairment and restructuring charges; operating income; operating income as a percentage of total revenue; operating income of the Merchandising segment; and operating income of the Merchandising segment as a percentage of total Merchandising segment revenue presented in accordance with GAAP, we are providing non-GAAP adjusted financial measures of operating results that exclude certain items, which are presented below both as GAAP reported and non-GAAP financial measures excluding:

•
consulting fees and certain expenses primarily related to our corporate restructuring initiatives and the review of strategic alternatives totaling $12 million for the three months ended October 1, 2016, and $20 million for the nine months ended October 1, 2016;

•	a charge recognized on a preliminary settlement totaling $4 million relating to a lawsuit in California state court (a “preliminary lawsuit settlement”) for the nine months ended October 1, 2016;

•
impairment and restructuring charges totaling $1 million for the three months ended October 1, 2016, and $5 million for the nine months ended October 1, 2016, compared to $6 million for the three and nine months ended September 26, 2015;

•	a penalty of $1 million associated with the Company’s settlement with the SEC for the three and nine months ended September 26, 2015; and

•	incremental expenses of $1 million related to the transition and closing of the Company’s distribution center in Canada in the nine months ended September 26, 2015.

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

The following table reconciles these financial measures to the related GAAP adjusted financial measures for the periods presented.

	Reconciliation of GAAP Reported to Non-GAAP Adjusted Financial Measures (1)
	Three Months Ended
	October 1, 2016			September 26, 2015
	GAAP Basis as Reported	Non-GAAP Adjustments	Non-GAAP Amounts	GAAP Basis as Reported	Non-GAAP Adjustments	Non-GAAP Amounts

	(Dollars in Thousands Except Earnings Per Share)
SD&A expenses (2)	$356,340	$(11,838)	$344,502	$333,497	$(4,658)	$328,839
SD&A expenses as a percentage of total revenue	35.8%	(1.2)%	34.6%	36.0%	(0.5)%	35.5%
Impairment and restructuring charges (3)	$1,454	$(1,454)	$—	$5,587	$(5,587)	$—
Operating income (2) (3)	$49,231	$13,292	$62,523	$72,945	$10,245	$83,190
Operating income as a percentage of total revenue	4.9%	1.4%	6.3%	7.9%	1.1%	9.0%
Merchandising segment:
Operating income (2) (3)	$2,365	$13,292	$15,657	$32,442	$10,245	$42,687
Operating income as a percentage of total segment revenue	0.3%	1.5%	1.8%	4.0%	1.3%	5.3%

(footnotes follow on the next page)

	Reconciliation of GAAP Reported to Non-GAAP Adjusted Financial Measures (1)
	Nine Months Ended
	October 1, 2016			September 26, 2015
	GAAP Basis as Reported	Non-GAAP Adjustments	Non-GAAP Amounts	GAAP Basis as Reported	Non-GAAP Adjustments	Non-GAAP Amounts

	(Dollars in Thousands Except Earnings Per Share)
SD&A expenses (2)	$1,015,211	$(23,933)	$991,278	$969,493	$(5,865)	$963,628
SD&A expenses as a percentage of total revenue	36.4%	(0.9)%	35.5%	37.4%	(0.2)%	37.2%
Impairment and restructuring charges (3)	$5,385	$(5,385)	$—	$5,587	$(5,587)	$—
Operating income (2) (3)	$161,296	$29,318	$190,614	$180,868	$11,452	$192,320
Operating income as a percentage of total revenue	5.8%	1.0%	6.8%	7.0%	0.4%	7.4%
Merchandising segment:
Operating income (2) (3)	$3,994	$29,318	$33,312	$45,978	$11,452	$57,430
Operating income as a percentage of total segment revenue	0.2%	1.2%	1.4%	2.1%	0.5%	2.6%

(1)
The presentation includes non-GAAP financial measures. These non-GAAP financial measures are not prepared under any comprehensive set of accounting rules or principles, and do not reflect all of the amounts associated with the Company's results of operations as determined in accordance with GAAP.

(2)	Consists of the following for the respective periods:

	Three Months Ended		Nine Months Ended
	October 1, 2016	September 26, 2015	October 1, 2016	September 26, 2015

Consulting fees and certain expenses primarily related to the Company’s corporate restructuring initiative and the review of strategic alternatives	$11,838	$3,658	$20,083	$3,658
Charge related to a preliminary lawsuit settlement	—	—	3,850	—
Penalty associated with the Company’s settlement with the SEC	—	1,000	—	1,000
Incremental expenses related to the transition and closing of the Company’s distribution center in Canada	—	—	—	1,207
	$11,838	$4,658	$23,933	$5,865

(3)	Consists of the following for the respective periods:

	Three Months Ended		Nine Months Ended
	October 1, 2016	September 26, 2015	October 1, 2016	September 26, 2015

Charges for employee severance agreements and termination benefits related to the Company’s corporate restructuring and reduction in the number of personnel	$661	$5,377	$3,997	$5,377
Impairment losses on property, equipment, and other assets	793	210	1,388	210
	$1,454	$5,587	$5,385	$5,587

SD&A expenses increased $23 million in the three months ended October 1, 2016, compared to the three months ended September 26, 2015, primarily due to a net increase in costs totaling $8 million related to corporate restructuring initiatives and the review of strategic alternatives in the three months ended October 1, 2016, as well as additional costs from increases in the number of new stores and costs in related support areas. Although operating expenses increased $23 million comparing the respective periods, operating expenses as a percentage of total revenue decreased 20 basis points as a result of our expense and process improvement initiatives. On a non-GAAP basis, excluding the impact of certain expenses, as reflected in the table above entitled “Reconciliation of GAAP Reported to Non-GAAP Adjusted Financial Measures,” SD&A expenses increased $16 million comparing the respective periods, and as a percentage of total revenue, decreased 90 basis points in the three months ended October 1, 2016, compared to the three months ended September 26, 2015.

SD&A expenses increased $46 million in the nine months ended October 1, 2016, compared to the nine months ended September 26, 2015, primarily due to a net increase in costs totaling $20 million related to corporate restructuring initiatives, the review of strategic alternatives, and a charge recognized on a preliminary lawsuit settlement in the nine months ended October 1, 2016, as well as additional costs from increases in the number of new stores and costs in related support areas. Although operating expenses increased $46 million comparing the respective periods, operating expenses as a percentage of total revenue decreased 100 basis points as a result of our expense and process improvement initiatives. On a non-GAAP basis, excluding the impact of certain expenses, as reflected in the table above entitled “Reconciliation of GAAP Reported to Non-GAAP Adjusted Financial Measures,” SD&A expenses increased $28 million comparing the respective periods, and as a percentage of total revenue, decreased 170 basis points in the nine months ended October 1, 2016, compared to the nine months ended September 26, 2015.

Impairment and restructuring charges decreased $4 million in the three months ended October 1, 2016, compared to the three months ended September 26, 2015, and were basically flat comparing the respective nine month periods. The decrease in the three months ended October 1, 2016, compared to the three months ended September 26, 2015, was primarily due to the $5 million charge for severance and related benefits due to our corporate restructuring and reduction in the number of personnel recorded in the three months ended September 26, 2015.

In the second half of 2015, we launched a major multi-year corporate restructuring project aimed at lowering the Company’s operating expense base to increase our return on invested capital. We have identified numerous meaningful savings opportunities across the Company, including information technology process improvement, indirect procurement, retail labor optimization, merchandise sourcing, retail support functions, and supply chain enhancements, some of which we have already implemented. Such opportunities are expected to result in a reduction of operating expenses as a percentage of total revenue of up to 150 basis points over the next three years. As we focus on expense management controls consistent with our multi-year corporate restructuring project, we plan to continue our omni-channel initiatives, our Cabela’s branded product investments, and our retail expansion. We will continue to manage our operating costs accordingly through fiscal year 2016 and beyond.

Operating income decreased $24 million and $20 million in the three and nine months ended October 1, 2016, compared to the three and nine months ended September 26, 2015. Operating income as a percentage of total revenue decreased 300 basis points and 120 basis points over the respective three and nine month periods. The decreases in operating income were primarily attributable to decreases in our merchandise gross profit and increases in consolidated operating expenses. On a non-GAAP basis, excluding the impact of certain expenses and charges, as reflected in the table above entitled “Reconciliation of GAAP Reported to Non-GAAP Adjusted Financial Measures,” operating income decreased $21 million and $2 million, respectively, and operating income as a percentage of total revenue decreased 270 and 60 basis points, respectively, comparing the three and nine months ended October 1, 2016, to the three and nine months ended September 26, 2015.

The following summarizes the operating results of our business segments. For a more detailed discussion, see “Results of Operations - Three Months Ended October 1, 2016, Compared to September 26, 2015” and “Results of Operations - Nine Months Ended October 1, 2016, Compared to September 26, 2015.”

Our Merchandising segment business is seasonal in nature and interim results may not be indicative of results for the full year. Due to buying patterns around the holidays and the opening of hunting seasons, our merchandise revenue is traditionally higher in the third and fourth quarters than in the first and second quarters, and we typically earn a disproportionate share of our operating income in the fourth quarter. Because of our retail store expansion, and fixed costs associated with retail stores, our quarterly operating income may be further impacted by these seasonal fluctuations. Comparing Merchandising segment results in the three and nine months ended October 1, 2016, to the three and nine months ended September 26, 2015:

•	total merchandise sales and other revenue increased $59 million, or 7.4%, and $162 million, or 7.3%, respectively;

•	operating income decreased $30 million and $42 million, respectively; and

•	operating income as a percentage of Merchandising segment revenue decreased 370 basis points and 190 basis points, respectively.
On a non-GAAP basis, excluding the impact of certain expenses and charges as reflected in the table above entitled “Reconciliation of GAAP Reported to Non-GAAP Adjusted Financial Measures,” the Merchandising segment operating income decreased $27 million, to $16 million, comparing the three months ended October 1, 2016, to the three months ended September 26, 2015, and decreased $24 million, to $33 million, comparing the nine months ended October 1, 2016, to the nine months ended September 26, 2015. On a non-GAAP basis, operating income as a percentage of Merchandising segment revenue decreased 350 basis points, to 1.8%, and 120 basis points, to 1.4%, comparing the respective three and nine month periods.
Cabela’s CLUB continues to manage its credit card delinquencies and charge-offs through active account management. Comparing Cabela’s CLUB results in the three and nine months ended October 1, 2016, to the three and nine months ended September 26, 2015:

•	the average number of active accounts increased 6.8% and 7.2%, to 2.1 million and 2.0 million, respectively, and the average balance per active account increased $178 and $172, respectively;

•	the average balance of our credit card loans increased 14.8% and 15.2%, to $5.2 billion and $5.0 billion, respectively;

•	net purchases on credit card accounts increased 4.4% and 6.3%, to $5.4 billion and $15.7 billion, respectively; and

•	net charge-offs as a percentage of average credit card loans increased 51 and 52 basis points, to 2.21% and 2.20%, respectively.

During the nine months ended October 1, 2016, the Financial Services segment issued $497 million in certificates of deposit, completed a term securitization totaling $1.0 billion, and increased two variable funding facilities from $300 million and $500 million to $800 million and $700 million, respectively, and extended the maturity dates from March 2016 and March 2017 to March 2019 and September 2019, respectively.

Operations Review
Our operating results expressed as a percentage of revenue were as follows for the three months ended October 1, 2016, and September 26, 2015, each of which consisted of 13 weeks, and for the nine months ended October 1, 2016, and September 26, 2015, each of which consisted of 39 weeks.

	Three Months Ended		Nine Months Ended
	October 1, 2016	September 26, 2015	October 1, 2016	September 26, 2015

Revenue	100.00%	100.00%	100.00%	100.00%
Cost of revenue	59.15	55.53	57.65	55.37
Gross profit (exclusive of depreciation and amortization)	40.85	44.47	42.35	44.63

Selling, distribution, and administrative expenses	35.76	36.00	36.38	37.43
Impairment and restructuring charges	0.15	0.60	0.19	0.22
Operating income	4.94	7.87	5.78	6.98
Other income (expense):
Interest expense, net	(0.61)	(0.68)	(0.84)	(0.56)
Other income, net	0.09	0.15	0.16	0.20
Total other income (expense), net	(0.52)	(0.53)	(0.68)	(0.36)
Income before provision for income taxes	4.42	7.34	5.10	6.62
Provision for income taxes	1.59	2.62	1.92	2.35
Net income	2.83%	4.72%	3.18%	4.27%

Results of Operations - Three Months Ended October 1, 2016, Compared to September 26, 2015

Revenues
Comparisons and analysis of our revenues are presented below for the three months ended:

	October 1, 2016		September 26, 2015		Increase (Decrease)	% Change
		%		%
	(Dollars in Thousands)

Merchandise	$855,903	85.9%	$798,455	86.2%	$57,448	7.2%
Financial Services	134,486	13.5	123,633	13.3	10,853	8.8
Other	6,106	0.6	4,435	0.5	1,671	37.7
Total	$996,495	100.0%	$926,523	100.0%	$69,972	7.6
Merchandise Sales – Comparisons and analysis of our merchandise sales are presented below for the three months ended:

	October 1, 2016		September 26, 2015		Increase (Decrease)	% Change
		%		%
	(Dollars in Thousands)

Retail store sales	$688,552	80.4%	$636,886	79.8%	$51,666	8.1%
Internet and catalog sales	167,351	19.6	161,569	20.2	5,782	3.6
Total merchandise sales	$855,903	100.0%	$798,455	100.0%	$57,448	7.2

Product Sales Mix – The following table sets forth the percentage of our merchandise revenue contributed by major product categories for our Merchandising segment for the three months ended:

	October 1, 2016	September 26, 2015

Hunting Equipment	51.1%	47.3%
General Outdoors	30.5	32.7
Clothing and Footwear	18.4	20.0
Total	100.0%	100.0%
Merchandise sales increased $57 million, or 7.2%, in the three months ended October 1, 2016, compared to the three months ended September 26, 2015, primarily due to increases in revenue from the addition of new retail stores of $63 million and Internet and catalog sales of $6 million, partially offset by a decrease of $14 million in comparable store sales.

Comparable store sales and analysis, calculated on a shift-adjusted calendar basis, are presented below for the three months ended:

	October 1, 2016	September 26, 2015	Increase (Decrease)	% Change
	(Dollars in Thousands)

Comparable stores sales on a consolidated basis	$596,087	$610,055	$(13,968)	(2.3)%
Comparable stores sales - United States stores only	554,860	565,056	(10,196)	(1.8)
Comparable stores sales on a constant currency basis (1)				(2.3)

(1) Reflects the elimination of fluctuations in foreign currency exchange rates.
The net decrease in comparable store sales of $14 million was due to decreases of $14 million in the clothing and footwear product category and $3 million in the general outdoors product category, partially offset by a $3 million increase in the hunting equipment product category. The decrease in comparable store sales on a consolidated basis comparing the respective periods was driven by a decrease in the number of transactions of 4.3%, partially offset by an increase in the average sales per transaction of 2.7%.
Internet and catalog sales increased $6 million, or 3.6%, to $167 million, in the three months ended October 1, 2016, compared to the three months ended September 26, 2015. The net increase was primarily due to increases of approximately $7 million in the hunting equipment product category and $1 million in the general outdoors product category, partially offset by a $2 million decrease in the clothing and footwear product category.
Financial Services Revenue – The following table sets forth the components of Financial Services revenue for the three months ended:

	October 1, 2016	September 26, 2015	Increase (Decrease)	% Change
	(Dollars in Thousands)

Interest and fee income	$155,343	$124,940	$30,403	24.3%
Interest expense	(23,278)	(18,198)	5,080	27.9
Provision for loan losses	(43,782)	(28,152)	15,630	55.5
Net interest income, net of provision for loan losses	88,283	78,590	9,693	12.3
Non-interest income:
Interchange income	104,376	101,249	3,127	3.1
Other non-interest income	998	826	172	20.8
Total non-interest income	105,374	102,075	3,299	3.2
Less: Customer rewards costs	(59,171)	(57,032)	2,139	3.8
Financial Services revenue	$134,486	$123,633	$10,853	8.8
Financial Services revenue increased $11 million, or 8.8%, for the three months ended October 1, 2016, compared to the three months ended September 26, 2015. The increase in interest and fee income of $30 million was due to increases in credit card loans and the revolving rate. The increase in the provision for loan losses of $16 million was due to increases in loan delinquencies. The increase in interest expense of $5 million was due to increases in debt as a result of financing the growth of receivables and liquidity needs. The increases in interchange income and customer rewards costs of $3 million and $2 million, respectively, were due to increases in credit card purchases.

The following table sets forth the components of Financial Services revenue as a percentage of average total credit card loans, including any accrued interest and fees, for the three months ended:

	October 1, 2016	September 26, 2015

Interest and fee income	11.8%	10.9%
Interest expense	(1.8)	(1.6)
Provision for loan losses	(3.3)	(2.5)
Interchange income	8.0	8.9
Other non-interest income	0.1	0.1
Customer rewards costs	(4.5)	(5.0)
Financial Services revenue	10.3%	10.8%

Key statistics reflecting the performance of Cabela’s CLUB are shown in the following chart for the three months ended:

	October 1, 2016	September 26, 2015	Increase (Decrease)	% Change
	(Dollars in Thousands Except Average Balance per Active Account )

Average balance of credit card loans (1)	$5,247,068	$4,570,087	$676,981	14.8%
Average number of active credit card accounts	2,071,570	1,940,307	131,263	6.8
Average balance per active credit card account (1)	$2,533	$2,355	$178	7.6
Purchases on credit card accounts, net	5,428,296	5,201,712	226,584	4.4
Net charge-offs on credit card loans (1)	28,991	19,375	9,616	49.6
Net charge-offs as a percentage of average credit card loans (1)	2.21%	1.70%	0.51%

(1) Includes accrued interest and fees
The average balance of credit card loans increased to $5.2 billion, or 14.8%, for the three months ended October 1, 2016, compared to the three months ended September 26, 2015, due to an increase in the number of active accounts and the average balance per account. We define an active credit card account as any account with an outstanding debit or credit balance at the end of any respective month. The average number of active accounts increased to 2.1 million, or 6.8%, compared to the three months ended September 26, 2015, due to our successful marketing efforts in new account acquisitions. Net charge-offs as a percentage of average credit card loans increased to 2.21% for the three months ended October 1, 2016, up 51 basis points compared to the three months ended September 26, 2015, primarily due to increases in delinquencies. Net charge-offs were also impacted by an increase in the average balance of credit card loans. See “Asset Quality of Cabela’s CLUB” in this report for additional information on trends in delinquencies and non-accrual loans and analysis of our allowance for loan losses.

Other Revenue

Other revenue was $6 million in the three months ended October 1, 2016, compared to $4 million in the three months ended September 26, 2015, with the increase primarily due to increases in real estate sales revenues.

Merchandise Gross Profit

Comparisons and analysis of our merchandise gross profit on merchandise sales are presented below for the three months ended:

	October 1, 2016	September 26, 2015	Increase (Decrease)	% Change
	(Dollars in Thousands)

Merchandise sales	$855,903	$798,455	$57,448	7.2%
Merchandise gross profit	268,886	283,961	(15,075)	(5.3)
Merchandise gross profit as a percentage of merchandise sales	31.4%	35.6%	(4.2)%

 Merchandise gross profit decreased $15 million, or 5.3%, to $269 million in the three months ended October 1, 2016, compared to the three months ended September 26, 2015, primarily due to an aggressive pricing, promotion, and markdown strategy. Our merchandise gross profit as a percentage of merchandise sales decreased 420 basis points to 31.4% in the three months ended October 1, 2016, compared to the three months ended September 26, 2015. This decrease was primarily due to an aggressive pricing, promotion, and markdown strategy, as well as an effort to right size inventory levels in the three months ended October 1, 2016, which had an impact of approximately 330 basis points, and increased sales of lower margin firearms, ammunition, and powersports products combined with lower sales in our higher margin soft goods and apparel categories, which had an impact of approximately 90 basis points.

Selling, Distribution, and Administrative Expenses

Comparisons and analysis of our SD&A expenses are presented below for the three months ended:

	October 1, 2016	September 26, 2015	Increase (Decrease)	% Change
	(Dollars in Thousands)

SD&A expenses	$356,340	$333,497	$22,843	6.8%
SD&A expenses as a percentage of total revenue	35.8%	36.0%	(0.2)%
Retail store pre-opening costs	$1,075	$5,712	$(4,637)	(81.2)
Non-GAAP amounts:
SD&A expenses on a non-GAAP basis	$344,502	$328,839	$15,663	4.8%
SD&A expenses as a percentage of total revenue on a non-GAAP basis	34.6%	35.5%	(0.9)%
SD&A expenses increased $23 million, or 6.8%, in the three months ended October 1, 2016, compared to the three months ended September 26, 2015, but decreased 20 basis points comparing the respective periods to 35.8% as a percentage of total revenue. SD&A expenses increased primarily due to an increase in costs totaling $8 million related to corporate restructuring initiatives and the review of strategic alternatives in the three months ended October 1, 2016, as well as additional costs from increases in the number of new stores and costs in related support areas.
On a non-GAAP basis, excluding the impact of certain expenses, as reflected in the table in the Executive Overview section of this report entitled “Reconciliation of GAAP Reported to Non-GAAP Adjusted Financial Measures,” SD&A expenses increased $16 million comparing the respective periods, and as a percentage of total revenue, decreased 90 basis points in the three months ended October 1, 2016, compared to the three months ended September 26, 2015.
In addition, in the three months ended October 1, 2016, and September 26, 2015, we incurred charges totaling $1 million and $5 million, respectively, for severance and related benefits (which were included in impairment and restructuring charges in the condensed consolidated statements of income) primarily attributable to our corporate restructuring and reduction in the number of personnel. These charges for both periods were recognized in the Merchandising segment.

The most significant changes in SD&A expenses in the three months ended October 1, 2016, compared to the three months ended September 26, 2015, related to specific business segments, included:
Merchandising Segment:

•	An increase of $8 million related to corporate restructuring initiatives and the review of strategic alternatives.

•
An increase of $4 million in employee compensation, benefits, and contract labor primarily due to increases in the number of new stores and costs in related support areas, partially offset by a reduction in incentive compensation.

•
An increase of $4 million in building costs and depreciation primarily due to additional costs from increases in the number of new stores and the operations and maintenance of our existing retail stores and corporate offices.

Financial Services Segment:

•	An increase of $4 million in employee compensation and benefits primarily due to increases in contract labor to support the growth of credit card operations.

Impairment and Restructuring Charges

In the three months ended October 1, 2016, and September 26, 2015, we recognized impairment losses and incurred restructuring charges totaling $1 million and $5 million, respectively. Both the impairment losses and restructuring charges were recognized in the Merchandising segment. For more information see Note 7 “Impairment and Restructuring Charges” of the Notes to Condensed Consolidated Financial Statements.
Operating Income

Comparisons and analysis of operating income are presented below for the three months ended:

	October 1, 2016	September 26, 2015	Increase (Decrease)	% Change
	(Dollars in Thousands)

Operating income	$49,231	$72,945	$(23,714)	(32.5)%
Operating income as a percentage of total revenue	4.9%	7.9%	(3.0)%
Non-GAAP amounts:
Operating income on a non-GAAP basis	$62,523	$83,190	$(20,667)	(24.8)
Operating income as a percentage of total revenue on a non-GAAP basis	6.3%	9.0%	(2.7)%

Operating income by business segment:
Merchandising	$2,365	$32,442	$(30,077)	(92.7)
Financial Services	46,866	40,503	6,363	15.7

Operating income as a percentage of segment revenue:
Merchandising	0.3%	4.0%	(3.7)%
Financial Services	36.3	34.2	2.1
Total operating income decreased $24 million, or 32.5%, in the three months ended October 1, 2016, compared to the three months ended September 26, 2015. The net decrease in operating income was primarily attributable to decreases in our merchandise gross profit and increases in consolidated operating expenses.

On a non-GAAP basis, excluding the impact of certain expenses and charges, as reflected in the table in the Executive Overview section of this report entitled “Reconciliation of GAAP Reported to Non-GAAP Adjusted Financial Measures,” operating income decreased $21 million, and total operating income as a percentage of total revenue decreased 270 basis points, comparing the three months ended October 1, 2016, to the three months ended September 26, 2015.

Under an Intercompany Agreement, described more fully in Note 14 “Segment Reporting” of the Notes to Condensed Consolidated Financial Statements, the Financial Services segment pays a license fee to the Merchandising segment and, among other items, reimburses the Merchandising segment for certain promotional costs. Total fees paid under this Intercompany Agreement by the Financial Services segment to the Merchandising segment increased $1 million in the three months ended October 1, 2016, compared to the three months ended September 26, 2015.

Interest (Expense) Income, Net

Interest expense, net of interest income, was $6 million in both the three months ended October 1, 2016, and the three months ended September 26, 2015.

Other Non-Operating Income, Net

Other non-operating income was $1 million in both the three months ended October 1, 2016, and the three months ended September 26, 2015.

Provision for Income Taxes

Our effective tax rate was 35.9% for the three months ended October 1, 2016, compared to 35.8% for the three months ended September 26, 2015. Our effective tax rate increased comparing the respective periods primarily due to increases in nondeductible expenses, tax adjustments attributable to changes in the mix of taxable income between the United States and foreign tax jurisdictions, and state income taxes and a decrease in research and development tax credits received.

Results of Operations - Nine Months Ended October 1, 2016, Compared to September 26, 2015

Revenues

Comparisons and analysis of our revenues are presented below for the nine months ended:

	October 1, 2016		September 26, 2015		Increase (Decrease)	% Change
		%		%
	(Dollars in Thousands)

Merchandise	$2,362,021	84.6%	$2,202,177	85.1%	$159,844	7.3%
Financial Services	410,390	14.7	371,489	14.3	38,901	10.5
Other	18,643	0.7	16,209	0.6	2,434	15.0
Total	$2,791,054	100.0%	$2,589,875	100.0%	$201,179	7.8

Merchandise Sales – Comparisons and analysis of our merchandise sales are presented below for the nine months ended:

	October 1, 2016		September 26, 2015		Increase (Decrease)	% Change
		%		%
	(Dollars in Thousands)

Retail store sales	$1,897,689	80.3%	$1,730,376	78.6%	$167,313	9.7%
Internet and catalog sales	464,332	19.7	471,801	21.4	(7,469)	(1.6)
Total merchandise sales	$2,362,021	100.0%	$2,202,177	100.0%	$159,844	7.3
Product Sales Mix – The following table sets forth the percentage of our merchandise sales contributed by major product categories for our Merchandising segment for the nine months ended:

	October 1, 2016	September 26, 2015

Hunting Equipment	47.1%	44.7%
General Outdoors	34.8	35.2
Clothing and Footwear	18.1	20.1
Total	100.0%	100.0%
Merchandise sales increased $160 million, or 7.3%, in the nine months ended October 1, 2016, compared to the nine months ended September 26, 2015, primarily due to an increase of $198 million in revenue from the addition of new retail stores partially offset by decreases of $27 million in comparable store sales and $7 million in Internet and catalog sales.
Comparable store sales and analysis, calculated on a shift-adjusted calendar basis, are presented below for the nine months ended:

	October 1, 2016	September 26, 2015	Increase (Decrease)	% Change
	(Dollars in Thousands)

Comparable stores sales on a consolidated basis	$1,607,806	$1,634,962	$(27,156)	(1.7)%
Comparable stores sales - United States stores only	1,510,912	1,529,667	(18,755)	(1.2)
Comparable stores sales on a constant currency basis (1)				(1.4)

(1) Reflects the elimination of fluctuations in foreign currency exchange rates.
The net decrease in comparable store sales of $27 million for the nine months ended October 1, 2016, compared to the nine months ended September 26, 2015, was due to decreases of approximately $36 million in the clothing and footwear product category and $4 million in the general outdoors product category, partially offset by a $13 million increase in the hunting equipment product category. The decrease in comparable store sales on a consolidated basis comparing the respective periods was driven by a decrease in the number of transactions of 6.8%, partially offset by an increase in the average sales per transaction of 6.2%. In response to the softness of sales in our clothing and footwear categories, we have taken a number of actions, including testing national brand shops in a number of stores, testing alternate labor strategies in our apparel areas aimed at providing better sales coverage during peak selling times, and focusing more on marketing the “better category” selection of our merchandise assortments.
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

Internet and catalog sales decreased $7 million, or 1.6%, to $464 million, in the nine months ended October 1, 2016, compared to the nine months ended September 26, 2015. The net decrease was primarily due to a decrease of $14 million in the clothing and footwear product category, partially offset by increases of $4 million in the hunting equipment product category and $3 million in the general outdoors product category.
Financial Services Revenue – The following table sets forth the components of Financial Services revenue for the nine months ended:

	October 1, 2016	September 26, 2015	Increase (Decrease)	% Change
	(Dollars in Thousands)

Interest and fee income	$436,271	$349,833	$86,438	24.7%
Interest expense	(64,080)	(50,628)	13,452	26.6
Provision for loan losses	(99,006)	(57,213)	41,793	73.0
Net interest income, net of provision for loan losses	273,185	241,992	31,193	12.9
Non-interest income:
Interchange income	304,213	287,452	16,761	5.8
Other non-interest income	2,543	2,329	214	9.2
Total non-interest income	306,756	289,781	16,975	5.9
Less: Customer rewards costs	(169,551)	(160,284)	9,267	5.8
Financial Services revenue	$410,390	$371,489	$38,901	10.5
Financial Services revenue increased $39 million, or 10.5%, for the nine months ended October 1, 2016, compared to the nine months ended September 26, 2015. The increase in interest and fee income of $86 million was primarily due to increases in credit card loans and the revolving rate. The increases in interchange income and customer rewards costs of $17 million and $9 million, respectively, were due to increases in credit card purchases. The increase in the provision for loan losses of $42 million was due to increases in loan delinquencies and, to a lesser extent, growth in the average outstanding balance of credit card loans. The increase in interest expense of $13 million was due to increases in debt as a result of financing the growth of receivables and liquidity needs.

The following table sets forth the components of Financial Services revenue as a percentage of average total credit card loans, including any accrued interest and fees, for the nine months ended:

	October 1, 2016	September 26, 2015

Interest and fee income	11.5%	10.7%
Interest expense	(1.7)	(1.5)
Provision for loan losses	(2.6)	(1.8)
Interchange income	8.1	8.8
Other non-interest income	0.1	0.1
Customer rewards costs	(4.5)	(4.9)
Financial Services revenue	10.9%	11.4%

Key statistics reflecting the performance of Cabela’s CLUB are shown in the following chart for the nine months ended:

	October 1, 2016	September 26, 2015	Increase (Decrease)	% Change
	(Dollars in Thousands Except Average Balance per Active Account )

Average balance of credit card loans (1)	$5,027,281	$4,364,535	$662,746	15.2%
Average number of active credit card accounts	2,046,469	1,909,881	136,588	7.2
Average balance per active credit card account (1)	$2,457	$2,285	$172	7.5
Purchases on credit card accounts, net	15,674,276	14,750,111	924,165	6.3
Net charge-offs on credit card loans (1)	82,854	54,888	27,966	51.0
Net charge-offs as a percentage of average credit card loans (1)	2.20%	1.68%	0.52%

(1) Includes accrued interest and fees
The average balance of credit card loans increased to $5.0 billion, or 15.2%, for the nine months ended October 1, 2016, compared to the nine months ended September 26, 2015, due to increases in the number of active accounts and the average balance per account. We define an active credit card account as any account with an outstanding debit or credit balance at the end of any respective month. The average number of active accounts increased to 2.0 million, or 7.2%, in the nine months ended October 1, 2016, compared to the nine months ended September 26, 2015, due to our successful marketing efforts in new account acquisitions. Net charge-offs as a percentage of average credit card loans increased to 2.20% in the nine months ended October 1, 2016, up 52 basis points compared to the nine months ended September 26, 2015, primarily due to increases in loan delinquencies. Net charge-offs were also impacted by an increase in the average balance of credit card loans. See “Asset Quality of Cabela’s CLUB” in this report for additional information on trends in delinquencies and non-accrual loans and analysis of our allowance for loan losses.

Other Revenue

Other revenue was $19 million in the nine months ended October 1, 2016, compared to $16 million in the nine months ended September 26, 2015, with the increase primarily due to increases in real estate sales revenues, which was partially offset by a decrease related to our exit from certain non-core businesses in fiscal year 2015.

Merchandise Gross Profit
Comparisons and analysis of our merchandise gross profit on merchandise sales are presented below for the nine months ended:

	October 1, 2016	September 26, 2015	Increase (Decrease)	% Change
	(Dollars in Thousands)

Merchandise sales	$2,362,021	$2,202,177	$159,844	7.3%
Merchandise gross profit	759,603	768,470	(8,867)	(1.2)
Merchandise gross profit as a percentage of merchandise sales	32.2%	34.9%	(2.7)%
Merchandise gross profit decreased $9 million, or 1.2%, to $760 million in the nine months ended October 1, 2016, compared to the nine months ended September 26, 2015, primarily due to an aggressive pricing, promotion, and markdown strategy. Our merchandise gross margin as a percentage of merchandise sales decreased 270 basis points to 32.2% in the nine months ended October 1, 2016, compared to the nine months ended September 26, 2015. This decrease was primarily due to an aggressive pricing, promotion, and markdown strategy, which had an impact of approximately 200 basis points, and increased sales of lower margin firearms, ammunition, and powersports products combined with lower sales in our higher margin soft goods and apparel categories, which had an impact of approximately 70 basis points.

Selling, Distribution, and Administrative Expenses

Comparisons and analysis of our SD&A expenses are presented below for the nine months ended:

	October 1, 2016	September 26, 2015	Increase (Decrease)	% Change
	(Dollars in Thousands)

SD&A expenses	$1,015,211	$969,493	$45,718	4.7%
SD&A expenses as a percentage of total revenue	36.4%	37.4%	(1.0)%
Retail store pre-opening costs	$6,741	$20,613	$(13,872)	(67.3)
Non-GAAP amounts:
SD&A expenses on a non-GAAP basis	$991,278	$963,628	$27,650	2.9%
SD&A expenses as a percentage of total revenue on a non-GAAP basis	35.5%	37.2%	(1.7)%
SD&A expenses increased $46 million, or 4.7%, in the nine months ended October 1, 2016, compared to the nine months ended September 26, 2015, but decreased 100 basis points comparing the respective periods to 36.4% as a percentage of total revenue. SD&A expenses increased primarily due to an increase in costs totaling $20 million related to corporate restructuring initiatives, the review of strategic alternatives, and a charge recognized on a preliminary lawsuit settlement in the nine months ended October 1, 2016, as well as additional costs from increases in the number of new stores and costs in related support areas.
On a non-GAAP basis, excluding the impact of certain costs, as reflected in the table in the Executive Overview section of this report entitled “Reconciliation of GAAP Reported to Non-GAAP Adjusted Financial Measures,” SD&A expenses increased $28 million comparing the respective periods, and as a percentage of total revenue, decreased 170 basis points in the nine months ended October 1, 2016, compared to the nine months ended September 26, 2015.
In addition, in the nine months ended October 1, 2016, and September 26, 2015, we incurred charges totaling $4 million and $5 million, respectively, for severance and related benefits (which were included in impairment and restructuring charges in the condensed consolidated statements of income) primarily attributable to our corporate restructuring and reduction in the number of personnel. These charges for both periods were recognized in the Merchandising segment.
The most significant changes in SD&A expenses in the nine months ended October 1, 2016, compared to the nine months ended September 26, 2015, related to specific business segments, included:
Merchandising Segment:

•	An increase of $16 million related to corporate restructuring initiatives and the review of strategic alternatives.

•
An increase of $13 million in building costs and depreciation primarily due to additional costs from increases in the number of new stores and the operations and maintenance of our existing retail stores and corporate offices.

•	An increase of $4 million related to a charge recognized on a preliminary lawsuit settlement.

•
A decrease of $3 million in employee compensation, benefits, and contract labor primarily due to our corporate restructuring project aimed at lowering the Company’s operating expenses and a reduction in incentive compensation.

Financial Services Segment:

•	An increase of $10 million in employee compensation and benefits primarily due to increases in contract labor to support the growth of credit card operations.

Impairment and Restructuring Charges
In the nine months ended October 1, 2016, and September 26, 2015, we recognized impairment losses and incurred restructuring charges totaling $5 million and $6 million, respectively. Both the impairment losses and restructuring charges were recognized in the Merchandising segment. For more information see Note 7 “Impairment and Restructuring Charges” of the Notes to Condensed Consolidated Financial Statements.

Operating Income

Comparisons and analysis of operating income are presented below for the nine months ended:

	October 1, 2016	September 26, 2015	Increase (Decrease)	% Change
	(Dollars in Thousands)

Operating income	$161,296	$180,868	$(19,572)	(10.8)%
Operating income as a percentage of total revenue	5.8%	7.0%	(1.2)%
Non-GAAP amounts:
Operating income on a non-GAAP basis	$190,614	$192,320	$(1,706)	(0.9)
Operating income as a percentage of total revenue on a non-GAAP basis	6.8%	7.4%	(0.6)%

Operating income by business segment:
Merchandising	$3,994	$45,978	$(41,984)	91.3
Financial Services	157,302	134,890	22,412	16.6

Operating income as a percentage of segment revenue:
Merchandising	0.2%	2.1%	(1.9)%
Financial Services	39.9	37.8	2.1
Total operating income decreased $20 million, or 10.8%, in the nine months ended October 1, 2016, compared to the nine months ended September 26, 2015, and total operating income as a percentage of total revenue decreased 120 basis points. The net decrease in operating income was primarily attributable to decreases in our merchandise gross profit and increases in consolidated operating expenses.
On a non-GAAP basis, excluding the impact of certain costs and charges, as reflected in the table in the Executive Overview section of this report entitled “Reconciliation of GAAP Reported to Non-GAAP Adjusted Financial Measures,” operating income decreased $2 million, and total operating income as a percentage of total revenue decreased 60 basis points, comparing the nine months ended October 1, 2016, to the nine months ended September 26, 2015.
Under an Intercompany Agreement, described more fully in Note 14 “Segment Reporting” of the Notes to Condensed Consolidated Financial Statements, the Financial Services segment pays a license fee to the Merchandising segment and, among other items, reimburses the Merchandising segment for certain promotional costs. Total fees paid under this Intercompany Agreement by the Financial Services segment to the Merchandising segment increased $8 million in the nine months ended October 1, 2016, compared to the nine months ended September 26, 2015.

Interest (Expense) Income, Net

Interest expense, net of interest income, was $24 million in the nine months ended October 1, 2016, compared to $15 million in the nine months ended September 26, 2015. The increase in interest expense was primarily due to the issuances of the new unsecured notes for $250 million in August 2015 and $300 million in December 2015. The amount of interest capitalized decreased $6 million comparing the respective periods due to a slowdown in new store activity and interest that was capitalized in 2015 for our new corporate facility and distribution center in Tooele, Utah.

Other Non-Operating Income, Net
Other non-operating income was $5 million in both the nine months ended October 1, 2016, and the nine months ended September 26, 2015.

Provision for Income Taxes
Our effective tax rate was 37.5% for the nine months ended October 1, 2016, compared to 35.5% for the nine months ended September 26, 2015. Our effective tax rate increased comparing the respective periods primarily due to increases in nondeductible expenses, tax adjustments attributable to changes in the mix of taxable income between the United States and foreign tax jurisdictions, and state income taxes and a decrease in research and development tax credits received.

Asset Quality of Cabela’s CLUB

Delinquencies and Non-Accrual

The following table reports delinquencies, including any delinquent non-accrual and restructured credit card loans, as a percentage of our credit card loans, including any accrued interest and fees, in a manner consistent with our monthly external reporting at the periods ended:

	October 1, 2016	January 2, 2016	September 26, 2015
Number of days delinquent:
Greater than 30 days	1.00%	0.82%	0.79%
Greater than 60 days	0.61	0.51	0.47
Greater than 90 days	0.32	0.26	0.25
The table below shows delinquent, non-accrual, and restructured loans as a percentage of our credit card loans, including any accrued interest and fees, at the periods ended:

	October 1, 2016	January 2, 2016	September 26, 2015
Number of days delinquent and still accruing (excludes non-accrual and restructured loans which are presented below):
Greater than 30 days	0.91%	0.72%	0.69%
Greater than 60 days	0.56	0.45	0.41
Greater than 90 days	0.29	0.23	0.21

Non-accrual	0.12	0.14	0.13
Restructured	0.58	0.57	0.62

Allowance for Loan Losses and Charge-offs
The following table shows the activity in our allowance for loan losses and charge-off activity for the periods presented:

	Three Months Ended		Nine Months Ended
	October 1, 2016	September 26, 2015	October 1, 2016	September 26, 2015
	(Dollars in Thousands)

Balance, beginning of period	$83,950	$54,742	$75,911	$56,572
Provision for loan losses	43,782	28,152	99,006	57,213

Charge-offs	(31,751)	(21,928)	(91,007)	(65,043)
Recoveries	6,516	4,996	18,587	17,220
Net charge-offs	(25,235)	(16,932)	(72,420)	(47,823)
Balance, end of period	$102,497	$65,962	$102,497	$65,962

Net charge-offs on credit card loans	$(25,235)	$(16,932)	$(72,420)	$(47,823)
Charge-offs of accrued interest and fees (recorded as a reduction in interest and fee income)	(3,756)	(2,443)	(10,433)	(7,065)
Total net charge-offs including accrued interest and fees	$(28,991)	$(19,375)	$(82,853)	$(54,888)

Net charge-offs, including accrued interest and fees, as a percentage of average credit card loans, including accrued interest and fees	2.21%	1.70%	2.20%	1.68%
For the nine months ended October 1, 2016, net charge-offs as a percentage of average credit card loans increased to 2.20%, up 52 basis points compared to 1.68% for the nine months ended September 26, 2015. Net charge-offs as a percentage of average credit card loans increased primarily due to increases in loan delinquencies. Net charge-offs were also impacted by an increase in the average balance of credit card loans.

Liquidity and Capital Resources
 Overview
Our Merchandising segment and our Financial Services segment have significantly differing liquidity and capital needs. We believe that we will have sufficient capital available from cash on hand, our revolving credit facility, and other borrowing sources to fund our cash requirements and near-term growth plans for at least the next 12 months. At October 1, 2016, January 2, 2016, and September 26, 2015, cash on a consolidated basis totaled $137 million, $315 million, and $83 million, respectively, of which $94 million, $157 million, and $45 million, respectively, was cash at the Financial Services segment which is utilized to meet this segment’s liquidity requirements. We evaluate the credit markets for securitizations and certificates of deposit to determine the most cost effective source of funds for the Financial Services segment. During 2016, the Financial Services segment has issued certificates of deposit and a term securitization as well as utilized variable funding facilities. In the final quarter of 2016, the Financial Services segment intends to utilize variable funding facilities. We believe that these liquidity sources are sufficient to fund the Financial Services segment’s cash requirements, including maturities and near-term growth plans.
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

Our unsecured $775 million revolving credit facility and unsecured senior notes contain certain financial covenants, including the maintenance of minimum debt coverage, a fixed charge coverage ratio, a leverage ratio, and a minimum consolidated net worth standard. In the event that we failed to comply with these covenants, a default would trigger and all principal and outstanding interest would immediately be due and payable. At October 1, 2016, and September 26, 2015, we were in compliance with all financial covenants under our credit agreements and unsecured notes. We anticipate that we will continue to be in compliance with all financial covenants under our credit agreements and unsecured senior notes through at least the next 12 months.
We have an unsecured $20 million Canadian (“CAD”) revolving credit facility for our operations in Canada. Borrowings are payable on demand with interest payable monthly. The credit facility permits the issuance of letters of credit up to $10 million CAD in the aggregate, which reduce the overall credit limit available under the credit facility.
On September 1, 2015, we announced that our Board of Directors approved a share repurchase program authorizing the Company to repurchase up to $500 million of its common stock over a two-year period. This authorization is in addition to the standing annual authorization to repurchase shares to offset dilution resulting from equity-based awards issued under the Company’s equity compensation plans. This share repurchase program does not obligate us to repurchase any outstanding shares of our common stock, and the program may be limited or terminated at any time. We did not engage in any stock repurchase activity in the three and nine months ended October 1, 2016. As of October 1, 2016, up to $426 million of authorization to repurchase our common stock remained under this program. Pursuant to the terms of the Merger Agreement, the Company generally may not repurchase shares of its common stock, except in connection with the exercise of outstanding stock options or the settlement of restricted stock unit awards. As a result, the Company does not anticipate repurchasing any further shares under this program.
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
During the nine months ended October 1, 2016, the Financial Services segment issued $497 million in certificates of deposit, completed a term securitization totaling $1.0 billion, and increased two variable funding facilities from $300 million and $500 million to $800 million and $700 million, respectively, and extended the maturity dates from March 2016 and March 2017 to March 2019 and September 2019, respectively. We believe that these liquidity sources are sufficient to fund the Financial Services segment’s foreseeable cash requirements, including maturities and near-term growth plans.

The total amounts and maturities for our credit card securitizations as of October 1, 2016, were as follows:

Series	Type	Total Available Capacity	Third Party Investor Available Capacity	Third Party Investor Outstanding	Interest Rate	Expected Maturity
		(Dollars in Thousands)

2011-IV	Term	$210,000	$165,000	$165,000	Fixed	October 2016
2011-IV	Term	90,000	90,000	90,000	Floating	October 2016
2012-I	Term	350,000	275,000	275,000	Fixed	February 2017
2012-I	Term	150,000	150,000	150,000	Floating	February 2017
2012-II	Term	375,000	300,000	300,000	Fixed	June 2017
2012-II	Term	125,000	125,000	125,000	Floating	June 2017
2013-I	Term	385,000	327,250	327,250	Fixed	February 2023
2013-II	Term	152,500	100,000	100,000	Fixed	August 2018
2013-II	Term	197,500	197,500	197,500	Floating	August 2018
2014-I	Term	45,000	—	—	Fixed	March 2017
2014-I	Term	255,000	255,000	255,000	Floating	March 2017
2014-II	Term	60,000	—	—	Fixed	July 2019
2014-II	Term	340,000	340,000	340,000	Floating	July 2019
2015-I	Term	275,000	218,750	218,750	Fixed	March 2020
2015-I	Term	100,000	100,000	100,000	Floating	March 2020
2015-II	Term	300,000	240,000	240,000	Fixed	July 2020
2015-II	Term	100,000	100,000	100,000	Floating	July 2020
2016-I	Term	720,000	570,000	570,000	Fixed	June 2019
2016-I	Term	280,000	280,000	280,000	Floating	June 2019
Total term		4,510,000	3,833,500	3,833,500

2008-III	Variable Funding	346,821	300,000	—	Floating	March 2018
2011-I	Variable Funding	941,177	800,000	—	Floating	March 2019
2011-III	Variable Funding	823,529	700,000	75,000	Floating	September 2019
Total variable		2,111,527	1,800,000	75,000
Total available		$6,621,527	$5,633,500	$3,908,500
The securitized credit card loans of the Financial Services segment could experience poor performance, including increased delinquencies and credit losses, lower payment rates, or a decrease in excess spreads below certain thresholds. This could result in a downgrade or withdrawal of the ratings on the outstanding securities issued in the Financial Services segment’s securitization transactions, cause early amortization of these securities, or result in higher required credit enhancement levels. Credit card loans performed within established guidelines and no events which could trigger an early amortization occurred during the nine months ended October 1, 2016, and September 26, 2015.

The Financial Services segment utilizes brokered and non-brokered certificates of deposit to partially finance its operating activities. At October 1, 2016, the Financial Services segment had $1.2 billion of certificates of deposit outstanding with maturities ranging from October 2016 to July 2023 and with a weighted average effective annual fixed rate of 1.92%. This outstanding balance compares to $880 million and $888 million at January 2, 2016, and September 26, 2015, respectively, with weighted average effective annual fixed rates of 2.23% and 2.22%, respectively.

Operating, Investing, and Financing Activities
The following table presents changes in our cash and cash equivalents for the nine months ended:

	October 1, 2016	September 26, 2015
	(In Thousands)

Net cash provided by operating activities	$242,592	$14,781
Net cash used in investing activities	(744,362)	(309,674)
Net cash provided by financing activities	320,504	241,746
2016 versus 2015

Operating Activities – Cash provided by operating activities increased $228 million in the nine months ended October 1, 2016, compared to the nine months ended September 26, 2015, primarily due to a net change of $142 million in inventories, and net increases of $72 million related to income taxes and $42 million in the provision for loan losses. Inventory levels totaled $997 million at October 1, 2016, compared to $1.1 billion at September 26, 2015. Partially offsetting these increases to operating activities was a $31 million decrease in accounts payable and accrued expenses and other liabilities, and a net decrease of $16 million in other long-term liabilities.

Investing Activities – Cash used in investing activities increased $435 million in the nine months ended October 1, 2016, compared to the nine months ended September 26, 2015, primarily due to a net change of $606 million in restricted cash of the Trust, which was used to repay $255 million of Series 2010-I notes in full on January 15, 2015, and a decrease in cash of $45 million related to our credit card loan activity from outside sources. Cash paid for property and equipment totaled $126 million in the nine months ended October 1, 2016, compared to $342 million in the nine months ended September 26, 2015. As of October 1, 2016, the Company estimated it had total cash commitments of approximately $109 million outstanding for projected expenditures related to the development, construction, and completion of new retail stores. We expect to fund these estimated capital expenditures over the next 12 months with cash generated from operations and borrowings.

Financing Activities – Cash provided by financing activities increased $79 million in the nine months ended October 1, 2016, compared to the nine months ended September 26, 2015, primarily due to net increases of $259 million in net borrowings on secured obligations of the Trust by the Financial Services segment and $215 million in time deposits. In addition, in the nine months ended September 26, 2015, we repurchased shares of our common stock at a cost of $108 million. We did not engage in any stock repurchase activity in the nine months ended October 1, 2016. Partially offsetting these increases was a decrease related to a repayment of our $215 million unsecured debt in February 2016 and $32 million decrease in net borrowings on our revolving credit facilities. Also, on August 4, 2015, we issued and sold under a note purchase agreement $250 million of senior unsecured notes.
The following table presents the borrowing activities of our merchandising business and the Financial Services segment for the nine months ended:

	October 1, 2016	September 26, 2015
	(In Thousands)

Borrowings on revolving credit facilities and inventory financing, net of repayments	$242,549	$274,356
Secured obligations of the Trust, net of repayments	15,000	(243,750)
Repayments of long-term debt	(223,373)	(8,335)
Borrowings, net of repayments	$34,176	$22,271

The following table summarizes our availability under the Company’s debt and credit facilities, excluding the facilities of the Financial Services segment, at the periods ended:

	October 1, 2016	September 26, 2015
	(In Thousands)

Amounts available for borrowing under credit facilities (1)	$775,000	$775,000
Principal amounts outstanding	(248,749)	(450,000)
Outstanding letters of credit and standby letters of credit	(24,045)	(27,996)
Remaining borrowing capacity, excluding the Financial Services segment facilities	$502,206	$297,004

(1)	Consists of our revolving credit facility which expires on June 18, 2019.

We also have an unsecured $20 million CAD credit facility with an outstanding balance of $4 million at October 1, 2016, and no amount outstanding at September 26, 2015. The Financial Services segment also has total borrowing availability of $100 million under its agreements to borrow federal funds. At October 1, 2016, the entire $100 million of borrowing capacity was available.

The following table provides summary information concerning other commercial commitments at October 1, 2016:

(In Thousands)

Letters of credit (1)	$12,514
Standby letters of credit (1)	11,531
Revolving line of credit for boat and all-terrain vehicle inventory (2)	7,516
Cabela’s issued letters of credit	70,395
Total	$101,956

(1)	Our credit agreement permits the issuance of letters of credit up to $75 million and swing line loans up to $30 million.

(2)	The line of credit for boat and all-terrain vehicles financing is limited by the $775 million revolving line of credit to $75 million of secured collateral.
Our $775 million unsecured credit agreement requires us to comply with certain financial and other customary covenants, including:

•	a fixed charge coverage ratio (as defined) of no less than 2.00 to 1 as of the last day of any fiscal quarter for the most recently ended four fiscal quarters (as defined);

•	a leverage ratio (as defined) of no more than 3.00 to 1 as of the last day of any fiscal quarter; and

•	a minimum consolidated net worth standard (as defined) as of the last day of each fiscal quarter.

In addition, our unsecured senior notes contain various covenants and restrictions that are usual and customary for transactions of this type. Also, the debt agreements contain cross default provisions to other outstanding credit facilities. In the event that we failed to comply with these covenants, a default would trigger and all principal and outstanding interest would immediately be due and payable. At October 1, 2016, we were in compliance with all financial covenants under our credit agreements and unsecured notes. We anticipate that we will continue to be in compliance with all financial covenants under our credit agreements and unsecured senior notes through at least the next 12 months.

Economic Development Bonds and Grants
Economic Development Bonds – At October 1, 2016, January 2, 2016, and September 26, 2015, economic development bonds totaled $85 million, $84 million, and $81 million, respectively. On a quarterly basis, we perform various procedures to analyze the amounts and timing of projected cash flows to be received from our economic development bonds. For the nine months ended October 1, 2016, and September 26, 2015, there were no other than temporary fair value adjustments of economic development bonds and no adjustments of deferred grant income related to economic development bonds. However, at October 1, 2016, we identified economic development bonds totaling $21 million where the actual tax revenues associated with these properties were lower than previously projected. We will continue to closely monitor the amounts and timing of projected cash flows from the properties related to these economic development bonds.

Grants – At October 1, 2016, and September 26, 2015, the total amount of grant funding subject to a specific contractual remedy was $42 million and $43 million, respectively. At October 1, 2016, we had recorded $17 million in the condensed consolidated balance sheets relating to these grants with $16 million in current liabilities and $1 million in long-term liabilities. At January 2, 2016, and September 26, 2015, the amount the Company had recorded in current liabilities in the condensed consolidated balance sheets relating to these grants was $17 million, and $23 million, respectively.

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

Credit Card Limits – The Financial Services segment bears off-balance sheet risk in the normal course of its business. One form of this risk is through the Financial Services segment’s commitment to extend credit to cardholders up to the maximum amount of their credit limits. The aggregate of such potential funding requirements totaled $36 billion above existing balances at the end of October 1, 2016. These funding obligations are not included on our condensed consolidated balance sheet. While the Financial Services segment has not experienced, and does not anticipate that it will experience, a significant draw down of unfunded credit lines by its cardholders, such an event would create a cash need at the Financial Services segment which likely could not be met by our available cash and funding sources. The Financial Services segment has the right to reduce or cancel these available lines of credit at any time.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk
We are exposed to interest rate risk through the operations of the Financial Services segment, and, to a lesser extent, through our merchandising operations. We also are exposed to foreign currency risk through our merchandising operations.

There were no material changes to our exposures to our market risks in the nine months ended October 1, 2016, compared to fiscal year ended January 2, 2016.

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
In connection with this quarterly report on Form 10-Q, our Chief Executive Officer and Chief Financial Officer evaluated, with the participation of our management, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on management’s evaluation, our Chief Executive Officer and Chief Financial Officer each concluded that our disclosure controls and procedures were effective as of October 1, 2016.
Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended October 1, 2016, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings.

For a discussion of legal proceedings, see Note 9 “Commitments and Contingencies - Litigation and Claims” of the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q, which is incorporated herein by reference.

Item 1A.	Risk Factors.
The following description of risk factors supplements the risk factors regarding what the Company previously disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended January 2, 2016, filed with the SEC on February 22, 2016, and in its Quarterly Report on Form 10-Q for the quarter ended April 2, 2016, filed with the SEC on April 28, 2016. Other than as expressly set forth herein, there have been no material changes to the risk factors disclosed.
The announcement and pendency of the proposed Merger and the related Bank Transaction (the “Transactions”) may adversely affect our business, financial condition, and results of operations.
Uncertainty about the effect of the proposed Transactions on our employees, customers, and other parties may have an adverse effect on our business, financial condition, and results of operation regardless of whether the Transactions are completed. These risks to our business include the following, all of which could be exacerbated by a delay in the completion of the proposed Transactions:

•	the impairment of our ability to attract, retain, and motivate our employees, including key personnel;

•	the diversion of significant management time and resources towards the completion of the proposed Transactions;

•	difficulties maintaining relationships with customers, suppliers, and other business partners;

•	delays or deferments of certain business decisions by our customers, suppliers, and other business partners;

•
the inability to pursue alternative business opportunities or make appropriate changes to our business because of requirements in the Merger Agreement and the Bank Purchase Agreement that we conduct our business in the ordinary course of business consistent with past practice and not engage in certain kinds of transactions prior to the completion of the proposed Transactions;

•	litigation relating to the proposed Transactions and the costs related thereto; and

•	the incurrence of significant costs, expenses, and fees for professional services and other transaction costs in connection with the proposed Transactions.

Failure to consummate the proposed Transactions within the expected timeframe or at all could have a material adverse impact on our business, financial condition, and results of operations.
There can be no assurance that the proposed Transactions will occur. Consummation of the Merger is subject to specified conditions, including: (i) the affirmative vote in favor of the adoption of the Merger Agreement by the holders of a majority of the outstanding shares of Company common stock entitled to vote thereon; (ii) the consummation of the purchase and sale of the banking business of the Company’s wholly owned subsidiary, World’s Foremost Bank, a Nebraska banking corporation, in accordance with the Bank Purchase Agreement and merger of World’s Foremost Bank into the Company or another subsidiary of the Company and termination of its bank charter; (iii) any applicable waiting periods (or extensions thereof) under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 having expired or been terminated; (iv) the absence of any order by any governmental entity rendering the Merger illegal, or prohibiting, enjoining or otherwise preventing the Merger; and (v) other customary closing conditions.

The Bank Transaction is also subject to a variety of closing conditions, including: (i) the filing of required notices and the obtainment of required consents from the Office of the Comptroller of the Currency, the Federal Deposit Insurance Corporation, and the Nebraska Department of Banking and Finance; (ii) the absence of any order prohibiting or making illegal the transactions; (iii) the continued effectiveness of the associated Bank Program Agreement; (iv) the satisfaction or waiver of conditions set forth in the Merger Agreement; (v) in the case of Capital One, the absence of a Materially Burdensome Regulatory Condition (as defined in the Bank Purchase Agreement); (vi) receipt of written notice from each of S&P Global Ratings, Fitch Ratings, Inc., and DBRS, Inc. that the transaction described in the Bank Purchase Agreement and related transaction documents will not result in a reduction or withdrawal of its then-existing rating with respect to any outstanding series or class with respect to which it is a rating agency; (vii) termination of each outstanding series of variable funding notes issued by Cabela’s Credit Card Master Note Trust; (viii) the receipt of legal and tax opinions and other customary documentation required in connection with the transfer of securitization vehicles; and (ix) customary closing conditions.
There can be no assurance that these conditions will be satisfied in a timely manner or at all.
The Merger Agreement also contains certain termination rights for both us and Bass Pro Group, and in certain specified circumstances upon termination of the Merger Agreement we would be required to pay Bass Pro Group a termination fee of $126 million. The Bank Purchase Agreement also contains certain termination rights for both us and Capital One, and in certain circumstances we would be required to pay Capital One a termination fee of $14 million. If we are required to make these payments, doing so may materially adversely affect our business, financial condition, and results of operations.
There can be no assurance that a remedy will be available to us in the event of a breach of the Merger Agreement by Bass Pro Group or the Bank Purchase Agreement by Capital One. Further, any disruptions to our business resulting from the announcement and pendency of the Transactions, including any adverse changes in our relationships with our customers, suppliers, and employees, could continue or accelerate in the event of a failed transaction. In addition, if the Transactions are not completed, and there are no other parties willing and able to acquire the Company at a price of $65.50 per share or higher, on terms acceptable to us, the share price of our common stock will likely decline to the extent that the current market price of our common stock reflects an assumption that the Transactions will be completed. Also, we have incurred, and will continue to incur, significant costs, expenses, and fees for professional services and other transaction costs in connection with the proposed Transactions, for which we will have received little or no benefit if the Transactions are not completed. Many of these fees and costs will be payable by us even if the Transactions are not completed and may relate to activities that we would not have undertaken other than to complete the Transactions.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
We did not engage in any stock repurchase activity in any of the three fiscal months in the third fiscal quarter ended October 1, 2016. As of October 1, 2016, up to $426 million of authorization to repurchase our common stock remained under the Company’s $500 million share repurchase program announced on September 1, 2015. This share repurchase program does not obligate the Company to repurchase any outstanding shares of its common stock, and the program may be limited or terminated at any time. Pursuant to the terms of the Merger Agreement, the Company generally may not repurchase shares of its common stock, except in connection with the exercise of outstanding stock options or the settlement of restricted stock unit awards. As a result, the Company does not anticipate repurchasing any further shares under this program.

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

CABELA’S INCORPORATED

Dated:	October 27, 2016	By:	/s/ Thomas L. Millner
Thomas L. Millner
Chief Executive Officer

Dated:	October 27, 2016	By:	/s/ Ralph W. Castner
Ralph W. Castner
Executive Vice President and Chief Financial Officer

Exhibit Index

Exhibit Number	Description

2.1
Agreement and Plan of Merger, dated as of October 3, 2016, by and among Bass Pro Group, LLC, Prairie Merger Sub, Inc. and Cabela’s Incorporated* (incorporated by reference from Exhibit 2.1 of our Current Report on Form 8-K, filed on October 7, 2016, File No. 001-32227)

2.2
Sale and Purchase Agreement, dated as of October 3, 2016, by and among Cabela’s Incorporated, World’s Foremost Bank and Capital One, National Association* (incorporated by reference from Exhibit 2.2 of our Current Report on Form 8-K, filed on October 7, 2016, File No. 001-32227)

3.1	Amendment to the Amended and Restated Bylaws of Cabela’s Incorporated (incorporated by reference from Exhibit 3.1 of our Current Report on Form 8-K, filed on October 7, 2016, File No. 001-32227)

10.1
Form of Voting Agreement, dated as of October 3, 2016, by and among Bass Pro Group, LLC, Prairie Merger Sub, Inc., Cabela’s Incorporated and the Person set forth on Schedule A* (incorporated by reference from Exhibit 99.1 of our Current Report on Form 8-K, filed on October 7, 2016, File No. 001-32227)

10.2
Form of Voting Agreement, dated as of October 3, 2016, by and among Bass Pro Group, LLC, Prairie Merger Sub, Inc., Cabela’s Incorporated and James W. Cabela (incorporated by reference from Exhibit 99.2 of our Current Report on Form 8-K, filed on October 7, 2016, File No. 001-32227)

10.3
Form of Voting Agreement, dated as of October 3, 2016, by and among Bass Pro Group, LLC, Prairie Merger Sub, Inc., Cabela’s Incorporated and Dennis Highby (incorporated by reference from Exhibit 99.3 of our Current Report on Form 8-K, filed on October 7, 2016, File No. 001-32227)

31.1	Certification of CEO Pursuant to Rule 13a-14(a) under the Exchange Act

31.2	Certification of CFO Pursuant to Rule 13a-14(a) under the Exchange Act

32.1	Certifications Pursuant to 18 U.S.C. Section 1350

101.INS	XBRL Instance Document	Filed with this report.

101.SCH	XBRL Taxonomy Extension Schema Document	Submitted electronically with this report.

101.CAL	XBRL Taxonomy Calculation Linkbase Document	Submitted electronically with this report.

101.LAB	XBRL Taxonomy Label Linkbase Document	Submitted electronically with this report.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Submitted electronically with this report.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Submitted electronically with this report.

*	Schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K. A copy of any omitted schedule will be furnished supplementally to the Securities and Exchange Commission upon request.