Form 10-K
period 2016-12-31
CABELAS INC
filed 2017-02-16
CIK 1267130

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

Form 10-K
_________________
(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The aggregate market value of the voting common equity held by non-affiliates of the registrant was approximately $1,404,776,989 as of July 2, 2016 (the last business day of the registrant’s most recently completed second fiscal quarter), based upon the closing price of the registrant’s Class A Common Stock on that date as reported on the New York Stock Exchange.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.
Common stock, $0.01 par value: 68,518,091 shares as of February 13, 2017.

Special Note Regarding Forward-Looking Statements

Cabela’s Incorporated and its wholly-owned subsidiaries are referred to herein as “Cabela’s,” “Company,” “we,” “our,” or “us.” This report contains “forward-looking statements” that are based on our beliefs, assumptions, and expectations of future events, taking into account the information currently available to us. All statements other than statements of current or historical fact contained in this report are forward-looking statements within the meaning of the Private Securities Litigation Reform Act. The words “believe,” “may,” “should,” “anticipate,” “estimate,” “expect,” “intend,” “objective,” “seek,” “plan,” “confident,” and similar statements are intended to identify forward-looking statements. Forward-looking statements involve risks and uncertainties that may cause our actual results, performance, or financial condition to differ materially from the expectations of future results, performance, or financial condition we express or imply in any forward-looking statements. These risks and uncertainties include, but are not limited to:

•
the satisfaction of the conditions precedent to the consummation of the proposed merger by and among Bass Pro Group, LLC, Prairie Merger Sub, Inc., a wholly owned subsidiary of Bass Pro Group, LLC, and the Company, including, without limitation, the receipt of stockholder and regulatory approvals, including as a result of the inability of Capital One, National Association, to timely obtain regulatory approvals for its consummation of its purchase of World’s Foremost Bank;

•
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

•	the state of the economy and the level of discretionary consumer spending, including changes in consumer preferences, demand for firearms and ammunition, and demographic trends;

•	adverse changes in the capital and credit markets or the availability of capital and credit;

•	our ability to successfully execute our omni-channel strategy;

•	increasing competition in the outdoor sporting goods industry and for credit card products and reward programs;

•	the cost of our products, including increases in fuel prices;

•	the availability of our products due to political or financial instability in countries where the goods we sell are manufactured;

•	supply and delivery shortages or interruptions, and other interruptions or disruptions to our systems, processes, or controls, caused by system changes or other factors;

•	increased or adverse government regulations, including regulations relating to firearms and ammunition;

•	our ability to protect our brand, intellectual property, and reputation;

•	our ability to prevent cybersecurity breaches and mitigate cybersecurity risks;

•	the outcome of litigation, administrative, and/or regulatory matters (including the ongoing audits by tax authorities and compliance examinations by the Federal Deposit Insurance Corporation);

•	our ability to manage credit, liquidity, interest rate, operational, legal, regulatory capital, and compliance risks;

•	our ability to increase credit card receivables while managing credit quality;

•	our ability to securitize our credit card receivables at acceptable rates or access the deposits market at acceptable rates;

•	the impact of legislation, regulation, and supervisory regulatory actions in the financial services industry; and

•	other risks, relevant factors, and uncertainties identified in the “Risk Factors” section of this report.
Given the risks and uncertainties surrounding forward-looking statements, you should not place undue reliance on these statements. Our forward-looking statements speak only as of the date of this report. Other than as required by law, we undertake no obligation to update or revise forward-looking statements, whether as a result of new information, future events, or otherwise.

CABELA’S INCORPORATED
FORM 10-K
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2016

PART I

ITEM 1. BUSINESS

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
For additional information related to the Merger Agreement, the Bank Purchase Agreement, and related transactions, refer to Item 1A, “Risk Factors” – “Risk Factors Related to the Proposed Merger with Bass Pro Group, LLC and the Related Bank Transaction,” our Current Reports on Form 8-K filed with the SEC on October 7, 2016, November 29, 2016, and December 30, 2016, and subsequent filings, and Note 2 “Merger Agreement” of the Notes to Consolidated Financial Statements.
Overview
We are a leading specialty omni-channel retailer of hunting, fishing, camping, shooting sports, and related outdoor merchandise. Since our founding in 1961, Cabela’s® has become one of the most well-known outdoor recreation brands in the world, and we have long been recognized as the “World’s Foremost Outfitter®.” We believe we offer the widest and most distinctive selection of high-quality outdoor products at competitive prices. We provide a superior quality of service to our customers who are able to access our multiple channels when making a purchase, including retail stores, online, and mobile channels. We supply our customers products through our multi-channel merchandising distribution network consisting of in-store customer pickup or by direct shipment to the customer from one of our distribution centers, retail stores, or vendor drop-ship. We also issue the Cabela’s CLUB® Visa credit card, which serves as our primary customer loyalty rewards program. Cabela’s CLUB plays an integral role in supporting our merchandising business.
Effective the beginning of fiscal year 2016, we realigned our organizational structure and updated our reportable operating segments into two segments - Merchandising and Financial Services. Results of operations for fiscal years 2015 and 2014 have been recast to reflect these new segments and are presented in our “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” presented herein, and in Note 23 “Segment Reporting” of the Notes to Consolidated Financial Statements. For additional financial information regarding our Merchandising and Financial Services business segments and on this change in segments see Note 23 “Segment Reporting” of the Notes to Consolidated Financial Statements.
Merchandising Business
At the end of 2016, we operated 85 retail stores, 74 stores in 36 states and 11 stores in six provinces of Canada. During 2016, we opened eight retail stores, six stores in the United States and two in Canada. The opening of these retail stores increased our total retail square footage to 8.5 million at the end of 2016, up 7% over 2015.
Our Merchandising segment generated revenue of $3.6 billion in 2016 compared to $3.5 billion in 2015. During 2016, retail store sales totaled $2.8 billion, or 78.3%, of total merchandise revenue and Internet and catalog sales totaled $772 million, or 21.7%, of total merchandise revenue compared to 2015, which consisted of 53 weeks, with retail store sales of $2.7 billion, or 76.4%, and Internet and catalog sales of $823 million, or 23.6%, of total merchandise revenue. The impact of the 53rd week in 2015 was to increase total revenue and revenue from our Merchandising segment by $84 million.
Retail Store Formats. Our retail store concept is designed to appeal to customers from a broad geographic and demographic range. Our retail stores range in size from 40,000 to 246,000 square feet. We have two basic store formats, one which is our large-format traditional retail stores that were opened in August 2008 and earlier and offer a tourist-type experience. We have 28 of these large-format stores that we refer to as our legacy stores.

Our current store format, with more standardized store sizes, expedites store development time and allows us to pursue the best retail locations, is adaptable to more markets, improves time to market, and allows us to be more efficient in our operations by reducing our capital investment requirements and increasing sales per square foot. We have 57 of these new format stores that range in size from approximately 40,000 to 100,000 square feet. The flexibility in the size of this format allows us to serve both large and small markets with large concentrations of Cabela’s customers.
Retail Store Expansion and Innovation. Our strategy of new store growth is primarily focused on the location of new stores strategically sized to match their markets. We consider the impact of larger market locations with an established competitor as well as the increased competition in urban markets in determining the size of a new store, its location, and the flexibility in its layout to appeal to customers. We believe it is imperative to continue innovating how we select, design, and build our retail stores, while applying best-in-class omni-channel retail practices to improve customer experience and reduce expenses from groundbreaking to grand opening. Ongoing efforts are using learnings from our legacy in destination retail, our extensive internal customer analytics capabilities, and relationships with external partners and industry leaders to triangulate solutions that will satisfy customers and shareholders. The new format stores, on average, generate a higher profit per square foot compared to the legacy store base. We expect that the planned openings of future stores will continue, on average, to generate a higher profit per square foot compared to our legacy store base. The new stores allow us to enter a broader choice of markets with our goal to have a store model that is more predictable in order to maximize sales, margins, cash flows, and an acceptable return on invested capital.
We are currently evaluating store locations and new stores to open beyond 2016, but we plan to open fewer stores than we have in the recent past. As of the date of this filing, we have announced plans to open six new stores located in Gainesville, Virginia; Halifax, Nova Scotia, Canada; McDonough, Georgia; Albuquerque, New Mexico; Chesterfield Township, Michigan; and El Paso, Texas. These six new stores will have total retail square footage of approximately 400,000.
Store Locations and Ownership. We own 78 of our 85 retail stores, with 24 stores subject to ground leases. In connection with some of the economic development packages received from state or local governments where our stores are located, we have entered into agreements granting ownership of the taxidermy, diorama, or other portions of our stores to these state and local governments. Refer to Item 2 – “Properties” for additional information on our stores.
Internet and Catalog Business. The Internet and catalog business sells products through our e-commerce websites (Cabelas.com and Cabelas.ca), mobile devices, and print catalog distributions. We believe that mobile marketing and social networking technologies will continue to build our brand, build our customer database, and enhance the management of contacts with our customers. The amount of traffic coming through mobile devices is growing significantly. We continue to improve our customers' digital shopping experiences on Cabelas.com and via mobile devices as we strive to provide a best-in-class level of service to our customers. Our marketing focus continues to be on developing a seamless omni-channel experience for our customers regardless of their transaction channel. Our digital transformation continues with efforts around enhancing our website to support the Internet and catalog business. Cabelas.com and the mobile website run off a single operating platform, allowing us to manage the desktop and mobile sites using one system. Our omni-channel marketing efforts and retail store growth, as well as successes in our social marketing initiatives, are resulting in increased customer engagement across multiple channels and a more consistent experience across all channels.
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
We intend to expand our drop-ship sales program from our 2016 levels through our high traffic website, which will increase the exposure of national brands, provide low risk expansion of product lines, and provide faster distribution of products. Our drop-ship sales program requires no inventory investment and delivers the shopping experience customers trust from Cabela’s.

We have transformed our legacy catalog business into an omni-channel enterprise supporting new emerging digital technologies, e-commerce, and mobile capabilities while optimizing the customer experience with our growing retail footprint. We use our customer database to ensure that customers receive catalogs matching their merchandise preferences and to cross-sell merchandise to existing customers. We use the catalogs to prompt customers to go to retail stores and our website or to our call centers to place orders directly. We have continued to refine our catalog strategy toward specialty catalogs, micro-season catalogs, and smaller catalogs with more seasonal themes or focusing on one specific outdoor activity.
Financial Services Business

Our Financial Services segment provides customers with a rewards program that enhances revenue, operating profitability, and customer loyalty in our Merchandising segment. Through WFB, our wholly-owned bank subsidiary, we issue and manage the Cabela’s CLUB Visa credit card, a rewards based credit card program. We believe the Cabela’s CLUB Visa credit card loyalty rewards program is an effective vehicle for strengthening our relationships with our customers, enhancing our brand name, and increasing our merchandise revenue. Our rewards program is a simple loyalty program that allows customers to earn points whenever and wherever they use their Cabela’s CLUB Visa credit card and then redeem earned points for products and services through our merchandising business. The percentage of our merchandise sold to customers using the Cabela’s CLUB Visa credit card, including the redemption of points, was 30% for 2016.
WFB is a special purpose Nebraska state-chartered bank, insured by the Federal Deposit Insurance Corporation (“FDIC”), which is limited to issuing only consumer credit cards and certificates of deposit of one hundred thousand dollars or more. During 2016, we had an average of 2,064,517 active credit card accounts with an average balance of $2,480 compared to an average of 1,940,534 active credit card accounts with an average balance of $2,301 during 2015. We define an active credit card account as any account with an outstanding debit or credit balance at the end of any respective month during the past 12 months.
Cabela’s CLUB Marketing. We have a low cost, efficient, and tailored credit card marketing program that leverages the Cabela’s brand name. We market the Cabela’s CLUB Visa credit card through a number of channels, including retail stores, our website, inbound telemarketing, and our catalogs. Our customers can apply for the Cabela’s CLUB Visa credit card at our retail stores and website through our instant credit process and, if approved, receive reward points available for use on merchandise purchases the same day. When a customer’s application is approved through the retail store instant credit process, the customer’s new credit card is produced and given to the customer immediately thereafter. Maintaining the growth of our credit card program, while continuing to underwrite high-quality customers, actively manage our credit card delinquencies and charge-offs, and provide exclusive experiences is key to the successful performance of our Financial Services segment. The growth of Cabela’s CLUB program is dependent, in part, on the success of our merchandising business to generate additional sales and to attract additional Cabela’s CLUB customers.
Underwriting and Credit Criteria. We underwrite high-quality credit customers and have historically maintained attractive credit statistics compared to industry averages. The scores of Fair Isaac Corporation (“FICO”) are a widely-used financial metric for assessing a person’s credit rating. Our credit cardholders had a median FICO score of 793 at the end of 2016 compared to 794 at the end of 2015. We believe the median FICO scores of our cardholders are well above the industry average. Our net charge-offs as a percentage of total outstanding balances were 2.35% in 2016, compared to 1.70% in 2015 and 1.69% in 2014. Refer to “Asset Quality of Cabela’s CLUB” for additional information regarding our credit card loan charge-offs and delinquencies on our credit card loans.

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

The following table sets forth the percentage of our merchandise revenue contributed by major product categories for our Merchandising segment for the last three years.

	2016	2015	2014

Hunting Equipment	48.1%	45.5%	44.3%
General Outdoors	30.9	31.2	30.3
Clothing and Footwear	21.0	23.3	25.4
Total	100.0%	100.0%	100.0%
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

Cabela’s Branded Products. In addition to national brands, we offer our exclusive Cabela’s branded merchandise. Sales of our branded merchandise are included in the preceding table that shows the percentage of merchandise revenue contributed by major product categories for our Merchandising segment and in total. We have a significant penetration of Cabela’s branded merchandise in casual apparel and footwear as well as in selected hard goods categories such as camping, fishing, and optics. Where possible, we seek to protect our Cabela’s branded products by applying for trademark or patent protection for these products. Our Cabela’s branded products typically generate higher gross profit margins compared to our other branded products. Our Cabela’s branded merchandise accounted for approximately 23% of our merchandise revenue in 2016. By having an appropriate mix of Cabela’s branded and other branded merchandise, we strive to meet the expectations and needs of our customers and expand the recognition of the Cabela’s brand.

Marketing
We seek to increase the amount each customer spends on our merchandise through enhanced customer targeting, expanded use of digital marketing channels in mobile marketing and social networking and other technology-based approaches, the development and marketing of new products, and continued focus on specialty catalogs. Our Cabela’s brand platform “It’s In Your Nature,” creates a connection between us and our customers by focusing on our common appreciation for the outdoors. We have taken advantage of web-based technologies such as targeted promotional e-mails, online shopping engines, and Internet affiliate programs to renew efforts in local markets and to increase sales. We also have continued to improve our customer relationship management system, which allows us to better manage our customer relationships and more effectively tailor our marketing programs. We will continue to capture additional customer purchase history and information through retail store growth.
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
Distribution and Fulfillment

We operate distribution centers in Sidney, Nebraska; Prairie du Chien, Wisconsin; Wheeling, West Virginia; Tooele, Utah; and Puyallup, Washington. These distribution centers comprise approximately 3.7 million square feet of warehouse space for our retail store replenishment and Internet and catalog business activities. In November 2015, we opened a 98,000 square foot distribution center located in Puyallup, Washington, which is near Tacoma, Washington. This leased facility allowed us to eliminate third party warehousing services on the west coast beginning in January 2016, and to timely prioritize in-bound international freight destined for our inland distribution centers and stores, which has increased our internal service levels and delivered our products throughout our network more efficiently. Our merchandise distribution in Canada is processed by a third-party logistics provider through a leased facility in Calgary, Alberta, Canada.

We ship merchandise to our Internet and catalog business customers via United Parcel Service, Federal Express, Canada Post, and the United States Postal Service. We use common carriers and typically deliver inventory two to three times per week for replenishment of our retail stores. We also operate a merchandise return center in Oshkosh, Nebraska.

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

Information Technology Systems

Our information technology and operational systems are an integral function of our Merchandising and Financial Services business segments. Our information is processed in a secure environment to protect both the physical assets and the actual data from security breaches and cyber attacks. These systems are designed to process customer orders, track customer data and demographics, order, monitor, and maintain sufficient amounts of inventory, facilitate vendor transactions, and provide financial reporting. We continually evaluate, modify, and update our information technology systems supporting our supply chain, including our design, sourcing, merchandise planning, forecasting and purchase order, inventory, distribution, transportation, and price management systems. We continue to make modifications to our technology that will involve updating or replacing certain systems with successor systems, including improvements to our systems for omni-channel merchandise and financial planning, e-commerce, and customer relationship management.
Employees

At the end of 2016, we employed approximately 19,100 employees. We use part-time and temporary workers to supplement our labor force at peak times during our third and fourth quarters. None of our employees are represented by a labor union or are party to a collective bargaining agreement. We have not experienced any work stoppages and consider our relationship with our employees to be good.

Seasonality

We experience seasonal fluctuations in our revenue and operating results. Due to buying patterns around the holidays and the opening of hunting seasons, our merchandise revenue is traditionally higher in the third and fourth quarters than in the first and second quarters, and we typically earn a disproportionate share of our operating income in the fourth quarter. Because of our retail store growth, and fixed costs associated with retail stores, our quarterly operating income may be further impacted by these seasonal fluctuations. We anticipate our sales will continue to be seasonal in nature. Refer to Note 26 “Quarterly Financial Information” of the Notes to Consolidated Financial Statements for financial information by quarter for 2016 and 2015.

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
We pay applicable corporate income, franchise, sales, and other taxes to states where we have physical nexus. As we open more retail stores, we will be subject to tax in an increasing number of state and local taxing jurisdictions.

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

ITEM 1A. RISK FACTORS

Risk Factors Related to the Proposed Merger with Bass Pro Group, LLC and the Related Bank Transaction

The announcement and pendency of the proposed Merger and the related Bank Transaction (the “Transactions”) may adversely affect our business, financial condition, and results of operations.
Uncertainty about the effect of the proposed Transactions on our employees, customers, and other parties may have an adverse effect on our business, financial condition, and results of operations regardless of whether the Transactions are completed. These risks to our business include the following, all of which could be exacerbated by a delay in the completion of the proposed Transactions:

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
There can be no assurance that the proposed Transactions will occur. Consummation of the Merger is subject to specified conditions, including:

•	the affirmative vote in favor of the adoption of the Merger Agreement by the holders of a majority of the outstanding shares of Company common stock entitled to vote thereon;

•
the consummation of the purchase and sale of the banking business of WFB in accordance with the Bank Purchase Agreement or an alternative agreement in accordance with the Merger Agreement and merger of WFB into the Company or another subsidiary of the Company and termination of its bank charter;

•	any applicable waiting periods (or extensions thereof) under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 (“HSR Act”) having expired or been terminated;

•	the absence of any order by any governmental entity rendering the Merger illegal, or prohibiting, enjoining or otherwise preventing the Merger; and

•	other customary closing conditions.
The Bank Transaction is also subject to a variety of closing conditions, including:

•	the filing of required notices and the obtainment of required consents from the Office of the Comptroller of the Currency (“OCC”), the FDIC, and the Nebraska Department of Banking and Finance;

•	the absence of any order prohibiting or making illegal the transactions;

•	the continued effectiveness of the associated Bank Program Agreement;

•	the satisfaction or waiver of conditions set forth in the Merger Agreement;

•	in the case of Capital One, the absence of a Materially Burdensome Regulatory Condition (as defined in the Bank Purchase Agreement);

•
receipt of written notice from each of S&P Global Ratings, Fitch Ratings, Inc., and DBRS, Inc. that the transaction described in the Bank Purchase Agreement and related transaction documents will not result in a reduction or withdrawal of its then-existing rating with respect to any outstanding series or class with respect to which it is a rating agency;

•	termination of each outstanding series of variable funding notes issued by Cabela’s Credit Card Master Note Trust;

•	the receipt of legal and tax opinions and other customary documentation required in connection with the transfer of securitization vehicles; and

•	customary closing conditions.

There can be no assurance that these conditions will be satisfied in a timely manner or at all. For further information, see our Current Reports on Form 8-K filed with the SEC on October 7, 2016, November 29, 2016, and December 30, 2016, and subsequent filings.
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

•	large-format sporting goods stores and chains, such as Academy Sports + Outdoors, Dick’s Sporting Goods, and Big 5 Sporting Goods;

•	retailers that currently compete with us through retail businesses that may enter the direct business;

•	mass merchandisers, warehouse clubs, discount stores, and department stores, such as Wal-Mart, Target, and Amazon; and

•	casual outdoor apparel and footwear retailers, such as L.L. Bean, Lands’ End, and REI.
Many of our competitors have a larger number of stores, and some of them have substantially greater market presence, name recognition, and financial, distribution, marketing, and other resources than we have. In addition, if our competitors reduce their prices, we may have to reduce our prices in order to compete. Furthermore, some of our competitors have aggressively built new stores in locations with high concentrations of our Internet and catalog business customers. As a result of this competition, we may need to spend more on advertising and promotion. Some of our mass merchandising competitors, such as Wal-Mart and Amazon, do not currently compete in many of the product lines we offer. If these competitors were to begin offering a broader array of competing products, or if any of the other factors listed above occurred, our revenue could be reduced or our costs could be increased, resulting in reduced profitability.
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
Our Merchandising and Financial Services business segments are dependent upon the integrity, security, and consistent operations of our information technology systems. We rely heavily on our information technology systems to manage and replenish inventory, to take customer orders, to deliver products to our customers in an efficient manner, to collect payments from our customers, and to provide accurate financial data and reporting for our business. Although we continually maintain security measures to protect our information, any disruption, failure, or breach of our information technology systems may have a material adverse effect on our business or results of operations. We also expect to continue to make significant technology investments in the coming years, which are key to our business. There are inherent risks associated with these system changes, and we may be unable to successfully implement these system changes. Our failure to successfully implement these system changes could have a material adverse effect on our business or results of operations. Additionally, there is no assurance that successful implementation of these system changes will deliver value to us.
We are subject to security breaches and cybersecurity risks which could damage our reputation, result in lost sales, and increase our costs in an effort to protect against such breaches and cybersecurity risks.
Our business necessarily depends upon the operation and security of our website. Additionally, the nature of our business requires that we collect and maintain personal information about our customers. In addition, cybersecurity risks are a significant area of focus within our Financial Services business segment. We use third-party systems, software, and tools in order to protect the customer data we obtain through the course of our business, which data includes financial and credit card information about our customers.
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
We may not be able to sustain the growth in the number of our retail stores, the revenue growth historically achieved by our retail stores, or to maintain consistent levels of profitability in our merchandising business, particularly as we expand into markets now served by other large-format sporting goods retailers and mass merchandisers. In addition, the substantial management time and resources which our retail store expansion strategy requires may result in disruption to our existing business operations which may decrease our profitability.
Retail store growth could adversely affect the operating results of our merchandising business and reduce our Internet and catalog revenue.
As the number of our retail stores increase, our stores will become more highly concentrated in the geographic regions we serve. As a result, the number of customers and related revenue at individual stores may decline and the average amount of sales per square foot at our stores may be reduced. In addition, as we open more retail stores and as our competitors open stores with similar formats, our retail store legacy format may become less unique and may be less attractive to customers as tourist and entertainment shopping locations. If either of these events occurs, the operating results of our merchandising business could be materially adversely affected. The growth in the number of our retail stores may also draw customers away from our Internet and catalog business, which could materially adversely affect our Internet and catalog revenue.

Our failure to successfully manage our Internet and catalog business could have a material adverse effect on our operating results and cash flows.
During 2016, our Internet and catalog business accounted for 21.7% of our total merchandise revenue. Our Internet and catalog business is subject to a number of risks and uncertainties, including:

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

•	failures to properly design, print, and mail our catalogs in a timely manner;

•	failures to introduce new product specific catalog titles;

•	lower and less predictable response rates for catalogs sent to prospective customers;

•	our inability to properly adjust the fixed costs of a catalog mailing to reflect subsequent sales of the products marketed in the catalog; and

•	increases in United States Postal Service rates, paper costs, and printing costs resulting in higher catalog production costs and lower profits for our Internet and catalog business.
Any one or more of these factors could result in lower-than-expected revenue for our Internet and catalog business. These factors could also result in increased costs, increased merchandise returns, slower turning inventories, inventory write-downs, and working capital constraints. Any significant performance shortcomings experienced by our Internet and catalog business could have a material adverse effect on our operating results and cash flows.
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

•	ports and other infrastructure necessary to transfer our products;

•	telephone companies to provide telephone service to our in-house customer care centers;

•	communications providers to provide Internet users with access to our website and a website hosting service provider to host and manage our website;

•	software providers to provide software and related services to run our operating systems for our Merchandising and Financial Services business segments; and

•	third-party card processors to provide processing for all credit and debit card transactions.
We cannot predict when, or the extent to which, we will experience any disruption in the supply of products and services from our vendors. Any such disruption could have an adverse impact on our revenue and profitability.

Any disruption in these services could have a negative impact on our ability to market and sell our products, and serve our customers. Our 10 largest trade vendors collectively represented approximately 19% of our total merchandise purchases in 2016. If we are unable to acquire suitable merchandise or lose one or more key vendors, we may not be able to offer products that are important to our merchandise assortment. We also are subject to risks, such as the price and availability of raw materials and fabrics, labor disputes, union organizing activity, strikes, inclement weather, natural disasters, war and terrorism, and adverse general economic and political conditions that might limit our vendors’ ability to provide us with quality merchandise on a timely basis. We have no contractual arrangements providing for continued supply from our key vendors and our vendors may discontinue selling to us at any time. We may not be able to develop relationships with new vendors, and products from alternative sources, if any, may be of a lesser quality and more expensive than those we currently purchase. Any delay or failure in offering products to our customers could have a material adverse impact on our revenue and profitability. We also rely on our vendors to comply with our social responsibility program, and the failure of a vendor to comply with our social responsibility program could harm our brand or cause us to terminate a vendor prior to securing an alternative source for the terminated vendor’s products or services. In addition, if the cost of fuel rises, the cost to deliver merchandise to the customers of our Internet and catalog business and from our distribution centers to our retail stores may rise which could have a material adverse impact on our profitability.
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
In 2016, we imported 58% of our Cabela’s branded merchandise directly from vendors located in foreign countries, with a substantial portion of the imported merchandise being obtained directly from vendors located in China, Southeast Asia, Germany, and Guatemala. In addition, we believe that a significant portion of our other vendors obtain their products from foreign countries that may also be subject to political and economic uncertainty. We are subject to risks and uncertainties associated with changing economic and political conditions in foreign countries where our vendors are located, such as:

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
We experience seasonal fluctuations in our revenue and operating results. Historically, we have realized a significant portion of our revenue and earnings for the year in the fourth quarter. In 2016 and 2015, respectively, we generated 32.4% and 35.2% of our revenue, and 39.5% and 41.6% of our net income, in the fourth quarter. We incur significant additional expenses in the fourth quarter due to higher customer purchase volumes and increased staffing. If we miscalculate the demand for our products generally or for our product mix during the fourth quarter, our revenue could decline, which would harm our financial performance. In addition, abnormally warm weather conditions during the fourth quarter can reduce sales of many of the products normally sold during this time period and inclement weather can reduce store traffic or cause us to temporarily close stores causing a reduction in revenue. Because a substantial portion of our operating income is derived from our fourth quarter revenue, a shortfall in expected fourth quarter revenue would cause our annual operating results to suffer significantly.
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
A natural disaster or other disruption at our distribution centers or return facility could cause us to lose merchandise and be unable to effectively deliver to our Internet and catalog customers and retail stores.
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
In addition, as we implement our retail store expansion strategy, we will need to construct additional distribution centers or expand the size of our existing distribution centers to support our growing number of retail stores. If we are unable to find suitable locations for new distribution centers or to timely integrate new or expanded distribution centers into our inventory control process, we may not be able to deliver inventory to our retail stores in a timely manner, which could have a material adverse effect on the revenue and cash flows of our merchandising business.

We do not collect sales taxes in some jurisdictions, which could result in substantial tax liabilities and cause our future Internet and catalog business sales to decrease.
An increasing number of states have considered or adopted laws that attempt to impose tax collection obligations on out-of-state retailers. We believe that these initiatives are inconsistent with the United States Supreme Court’s holding that states, absent congressional legislation, may not impose tax collection obligations on out-of-state direct marketers unless the out-of-state direct marketer has nexus with the state. A successful assertion by one or more states requiring us to collect taxes where we do not do so could result in substantial tax liabilities, including for past sales, as well as penalties and interest. The imposition by state governments of sales tax collection obligations on out-of-state direct marketers who participate in Internet commerce could also create additional administrative burdens for us, put us at a competitive disadvantage if they do not impose similar obligations on our competitors, and decrease our future Internet and catalog sales, which could have a material adverse impact on our business and results of operations.
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

The funding options available to our Financial Services segment may be adversely affected as a result of the Bank Purchase Agreement and the Bank Transaction. The terms of the Bank Purchase Agreement limit the ability of our Financial Services segment to engage in variable funding and term securitization transactions under certain circumstances prior to the closing of the Bank Transaction. In addition, the Bank Transaction may adversely affect the ability of our Financial Services segment to access the securitization markets for funding on favorable terms or at all.
In response to certain liquidity requirements recommended under the Basel Committee on Banking Supervision in December 2010, commonly referred to as “Basel III,” the noteholders under all of the variable funding facilities issued under WFB’s securitization program have requested and obtained amendments to their respective transaction documents. In one case, the amendments permit the noteholders to delay funding an advance requested under that facility for up to 35 days. In the other cases, the amendments require WFB to provide 35 days’ prior notice in connection with requests for some or all of the advances. These changes and any similar changes requested by the noteholders under any other variable funding facility could delay or disrupt access to funding under the variable funding facilities. Moreover, the liquidity requirements under Basel III could result in an increase in the borrowing costs under the variable funding facilities.
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
Our current funding strategy also includes a continued reliance on certificates of deposit to help fund growth and maturing securitizations. If there is an increase in other financial institutions relying on the certificates of deposit market for liquidity and funding, competition in the deposits market may increase. Also, some of the certificates of deposit are eligible to be withdrawn prior to their maturity dates. Early withdrawal is subject to a penalty. In addition, FDIC deposit insurance coverage may be reduced. Any of these events could result in less funds available or replacement funds at unattractive rates. In addition to the non-brokered certificates of deposit market to fund growth and maturing securitizations, we have access to the brokered certificates of deposit market through multiple financial institutions for liquidity and funding purposes. Our ability to issue certificates of deposit is reliant on our current regulatory capital levels. If WFB were to be classified as an “adequately-capitalized” bank, we would be required to obtain a waiver from the FDIC in order to continue to issue certificates of deposit and would be limited to what interest rate we can pay on deposits. At the end of 2016, WFB met the requirements for a “well-capitalized” institution, the highest of the Federal Deposit Insurance Corporation Improvement Act’s five capital ratio levels.
We may have to reallocate capital from our Merchandising segment to meet the capital needs of our Financial Services segment, which could alter our retail store expansion program.
WFB must satisfy the capital maintenance requirements of government regulators and its agreement with Visa U.S.A., Inc. (“Visa”). At the end of 2016, WFB was classified as a “well-capitalized” bank, the highest category under the regulatory framework for prompt corrective action. Although WFB satisfied the requirements for the “well-capitalized” classification at the end of 2016, no assurances can be given that WFB will continue to satisfy such requirements. A variety of factors could cause the capital requirements of WFB to exceed our ability to generate capital internally or from third party sources. For example, government regulators or Visa could unilaterally increase their minimum capital requirements. On July 9, 2013, the FDIC adopted interim final rules which revised its risk-based and leverage capital requirements for FDIC-supervised institutions. These interim final rules are substantially identical to the joint final rules issued by the OCC and the Board of Governors of the Federal Reserve System on July 2, 2013. The interim final rules and the joint final rules implement the regulatory capital reforms recommended by Basel III, and capital reforms required by the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Reform Act”). Among other things, the interim final rules and the joint final rules revise the agencies’ prompt corrective action framework by introducing a common equity tier 1 capital requirement and a higher minimum tier 1 capital requirement. In addition, the interim final rules and the joint final rules include a supplementary leverage ratio for depository institutions subject to the advanced approaches capital rules. The phase-in period for the interim final rules began in January 2015 for WFB. Also, we have significant potential obligations in the form of the unused credit lines of our cardholders. At the end of 2016, these unfunded amounts totaled approximately $36 billion. Draws on these lines of credit could materially exceed predicted line usage. If WFB ceases to qualify as well-capitalized, WFB would become subject to regulatory restrictions that could materially adversely affect its liquidity, cost of funds, and ability to conduct normal operations. If WFB’s capital requirements were to increase, we may have to contribute capital to WFB, which may require us to raise additional debt or equity capital and/or divert capital from our Merchandising segment, which in turn could significantly alter our retail store expansion strategy.

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
We may not be able to retain existing cardholders, grow account balances, or attract new cardholders and the profits from our Financial Services segment could decline, for a variety of reasons, many of which are beyond our control, including:

•	credit risk related to the loans we make to cardholders and the charge-off levels of our credit card accounts;

•	inability of cardholders to make payments to us due to economic conditions and limited access to other credit sources;

•	inability to manage credit risk and keep credit models up to date with current consumer credit trends;

•	lack of growth of potential new customers generated by our merchandising business;

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
The performance of our Financial Services segment may be negatively affected by the performance of our merchandising business.

Negative developments in our merchandising business could affect our ability to grow or maintain our Financial Services segment. We believe our ability to maintain cardholders and attract new cardholders is highly correlated with customer loyalty to our merchandising business and to the strength of the Cabela’s brand. In addition, transactions on cardholder accounts produce loyalty points which the cardholder may apply to future purchases from us. Adverse changes in the desirability of products we sell, negative trends in retail customer service and satisfaction, or the modification of the loyalty program could have a negative impact on the ability of Cabela’s CLUB to grow its account base.
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

In addition, as a Visa member bank, WFB must comply with rules and regulations imposed by Visa. For example, WFB and Cabela’s could be fined by Visa for failing to comply with Visa’s data security standards. Our Financial Services segment, like our merchandising business, also faces cybersecurity risks. A security breach in our Financial Services segment could have a material adverse impact on our business and results of operations.

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
The Bureau, the FDIC, and other agencies have announced several high-profile enforcement actions against credit card issuers for deceptive marketing and other illegal practices related to the advertising of ancillary products, collection practices, and other matters. By these public enforcement actions, the Bureau and the FDIC have signaled a heightened scrutiny of credit card issuers. We anticipate increased activity by regulators in pursuing consumer protection claims going forward.
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
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.

ITEM 2. PROPERTIES
In addition to our retail stores, our operations also include our corporate headquarters, administrative offices, distribution centers, a merchandise return center, and customer care centers. All of our properties are owned except as noted in the following table, which also provides information regarding the general location, use, and approximate size of our principal non-retail properties at the end of 2016:

Property	Location	Square Footage	Segment That Uses Property

Distribution Center (1)	Wheeling, West Virginia	1,165,000	Merchandising
Distribution Center	Prairie du Chien, Wisconsin	1,055,000	Merchandising
Distribution Center	Sidney, Nebraska	761,000	Merchandising
Distribution Center	Tooele, Utah	600,000	Merchandising
Distribution Center (1)	Puyallup, Washington	98,000	Merchandising
Total for Distribution Centers		3,679,000

Corporate Headquarters	Sidney, Nebraska	454,000	Merchandising
Customer Care Center and Administrative Offices	Sidney, Nebraska	94,000	Merchandising
Administrative Offices	Sidney, Nebraska	42,000	Merchandising
Merchandise Return Center	Oshkosh, Nebraska	52,000	Merchandising
Customer Care Center	North Platte, Nebraska	12,000	Merchandising
Customer Care Center and Administrative Offices	Kearney, Nebraska	151,000	Merchandising
Customer Care Center (1)	Grand Island, Nebraska	12,000	Financial Services and Merchandising
Customer Care Center, Bank Operations, and Administrative Offices (2)	Lincoln, Nebraska	126,000	Financial Services and Merchandising
Data Information Center (1)	La Vista, Nebraska	33,000	Merchandising
Data Information Center	Papillion, Nebraska	16,000	Financial Services and Merchandising
Marketing and Information Technology Center (1)	Westminster, Colorado	12,000	Merchandising
Canada Headquarters, Customer Care Center and Administrative Offices	Winnipeg, Manitoba	53,000	Merchandising

(1)	Leased property.

(2)	Includes 10,000 square feet of leased property.

The following table shows, by number of stores in the United States and Canada, the retail square footage used in our Merchandising segment operations for stores owned, stores subject to ground leases, and retail stores leased by store format, all at the end of 2016.

	Number of Stores and Square Footage by Store Format (1)
	New Format Stores		Legacy Stores		Total
Location	No. of Stores	Square Footage	No. of Stores	Square Footage	No. of Stores	Square Footage

Stores in the United States (36 states):
Owned	26	2,099,000	24	3,660,000	50	5,759,000
Owned - with ground lease (2)	17	1,256,000	1	182,000	18	1,438,000
Leased (3)	3	256,000	3	393,000	6	649,000
Totals	46	3,611,000	28	4,235,000	74	7,846,000

Stores in Canada (six provinces):
Owned	4	240,000	—	—	4	240,000
Owned - with ground lease (2)	6	382,000	—	—	6	382,000
Leased (3)	1	50,000	—	—	1	50,000
Totals	11	672,000	—	—	11	672,000

Totals	57	4,283,000	28	4,235,000	85	8,518,000

(1)	Our new format stores range in size from approximately 40,000 to 100,000 square feet. Legacy stores refer to our large-format traditional retail stores that opened in August 2008 and earlier.

(2)
Store locations with ground leases in the United States are: East Hartford, Connecticut; Christiana, Delaware; Ammon, Idaho; Bowling Green, Kentucky; Lexington, Kentucky; Louisville, Kentucky; Berlin, Massachusetts; Kalispell, Montana; Missoula, Montana; Cheektowaga, New York; Garner, North Carolina; Tualatin, Oregon; Greenville, South Carolina; Lubbock, Texas; Short Pump, Virginia; Union Gap, Washington; Charleston, West Virginia; and Green Bay, Wisconsin.

Store locations with ground leases in Canada are: Calgary, Alberta; North Edmonton, Alberta; South Edmonton, Alberta; Abbotsford, British Columbia; Barrie, Ontario; and Saskatoon, Saskatchewan.

(3)
We lease the following stores in the United States: Grand Junction, Colorado; Boise, Idaho; Scarborough, Maine; Hazelwood, Missouri; Springfield, Oregon; and Tulalip, Washington. We also lease a store in Nanaimo, British Columbia, Canada.

Also, in connection with some of the economic development packages received from state or local governments where our stores are located, we have entered into agreements granting ownership of the taxidermy, diorama, or other portions of our stores to these state and local governments. At December 31, 2016, the total net book value of our property and equipment was $1.8 billion, and we believe that our properties and equipment were suitable for their intended use.
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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Price Range of Common Stock

The common stock of Cabela’s Incorporated is listed for trading on the New York Stock Exchange under the symbol “CAB.” As of February 13, 2017, there were 733 holders of record of our common stock. This number does not include persons who hold our common stock in nominee or “street name” accounts through brokers or banks.

The following table sets forth, for the fiscal quarters indicated, the high and low sales prices per share of our common stock as reported on the New York Stock Exchange:

	2016		2015
	High	Low	High	Low

First Quarter	$49.71	$38.90	$58.90	$49.65
Second Quarter	53.79	46.22	58.56	50.07
Third Quarter	55.07	47.78	52.19	39.52
Fourth Quarter	63.60	57.36	48.99	33.03
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
On September 1, 2015, we announced that our Board of Directors approved a share repurchase program authorizing the Company to repurchase up to $500 million of its common stock over a two-year period. This authorization was in addition to the standing annual authorization to repurchase shares to offset dilution resulting from equity-based awards issued under the Company’s equity compensation plans. The total amount of share repurchases that the Company can make in a year is limited to 75% of its prior year consolidated earnings before interest, taxes, depreciation and amortization, as defined, pursuant to a covenant requirement of its credit agreement. We did not engage in any stock repurchase activity in any of the three fiscal months in the fourth fiscal quarter ended December 31, 2016, nor did we engage in any stock repurchase activity in 2016. As of December 31, 2016, up to $426 million of authorization to repurchase our common stock remained under this program. Under this authorization, we repurchased 1,989,305 shares of our common stock at a total cost of $74 million in 2015.
Pursuant to the terms of the Merger Agreement, the Company generally may not repurchase shares of its common stock, except in connection with the exercise of outstanding stock options or the settlement of restricted stock unit awards. As a result, the Company does not anticipate repurchasing any further shares under the above-referenced programs.

Stock Performance Graph
The following stock performance graph and table show Cabela’s cumulative total shareholder return on a semi-annual basis as of the last respective trading date for the five fiscal years ended December 31, 2016. The graph and table also show the cumulative total returns of the Standard and Poor’s (“S&P”) 500 Retailing Index and the S&P 500 Index. The graph and table assume that $100 was invested on December 30, 2011.

	Dec 30, 2011	Jun 29, 2012	Dec 28, 2012	Jun 28, 2013	Dec 27, 2013	Jun 27, 2014	Dec 26, 2014	Jun 26, 2015	Dec 31, 2015	Jul 1, 2016	Dec 30, 2016

Cabela’s Inc.	$100	$149	$160	$255	$258	$242	$202	$202	$184	$202	$230
S&P Retailing Index	100	117	122	151	179	170	196	221	245	249	257
S&P 500	100	108	112	128	146	156	166	167	163	167	178
Dividend Policy

We have never declared or paid any cash dividends on our common stock and do not anticipate paying any cash dividends on our common stock in the foreseeable future. Pursuant to the terms of the Merger Agreement, the Company is also prohibited from declaring or paying any dividends or other distributions on its common stock. In addition, our revolving credit facility and our senior notes limit our ability to pay dividends to our stockholders. We do not anticipate paying any dividends or other distributions on our common stock in the foreseeable future.

Equity Compensation Plans

For information on securities authorized for issuance under our equity compensation plans, see “Item 12 - Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

ITEM 6. SELECTED FINANCIAL DATA

	Fiscal Year (1)
	2016	2015	2014	2013	2012
Operations Data:	(In Thousands Except Earnings per Share and Number of Stores)
Revenue:
Merchandise sales	$3,558,019	$3,481,375	$3,200,219	$3,205,632	$2,778,903
Financial Services revenue	543,061	502,543	430,385	375,810	319,399
Other revenue	28,279	13,784	17,046	18,135	14,380
Total revenue	4,129,359	3,997,702	3,647,650	3,599,577	3,112,682
Total cost of revenue	2,426,985	2,286,932	2,060,289	2,030,829	1,769,798
Selling, distribution, and administrative expenses	1,414,312	1,387,647	1,251,325	1,201,519	1,046,861
Impairment and restructuring charges	14,122	15,331	641	5,868	20,324
Operating income	273,940	307,792	335,395	361,361	275,699
Interest expense, net	(31,481)	(22,882)	(21,842)	(21,854)	(20,123)
Other non-operating income, net	5,141	9,717	4,924	4,021	6,138
Income before provision for income taxes	247,600	294,627	318,477	343,528	261,714
Provision for income taxes	100,653	105,297	116,762	119,138	88,201
Net income	$146,947	$189,330	$201,715	$224,390	$173,513

Earnings per basic share	$2.15	$2.70	$2.84	$3.18	$2.48
Earnings per diluted share	$2.13	$2.67	$2.81	$3.13	$2.42

Selected Balance Sheet Data:
Cash and cash equivalents (2)	$263,825	$315,066	$142,758	$199,072	$288,750
Credit card loans, net (3)	5,579,575	5,035,267	4,421,185	3,938,630	3,497,472
Inventories	860,360	819,271	760,293	644,883	552,575
Working capital (2)(5)	4,346,808	4,009,369	3,816,820	3,873,732	3,159,678
Total assets (5)	8,970,824	8,463,004	7,667,595	6,389,101	5,741,593
Total debt excluding Financial Services segment (5)	751,186	859,350	499,558	330,825	336,213
Total debt of Financial Services segment (5)	5,160,118	4,765,831	4,325,741	3,564,089	3,194,270
Total stockholders’ equity	2,011,599	1,828,643	1,817,510	1,606,334	1,375,979

Other Data:
Depreciation and amortization	$150,163	$132,572	$113,097	$93,407	$79,269
Property and equipment additions (4)	$152,123	$361,186	$435,636	$347,956	$230,009
Retail store square footage, at year end	8,518	7,932	6,911	5,890	5,142
Number of stores, at year end	85	77	64	50	40

(1)
The Company follows a 52/53 week fiscal year-end cycle. Fiscal years 2016, 2014, 2013, and 2012 each consisted of 52 weeks and fiscal year 2015 consisted of 53 weeks. The fiscal year end of WFB is December 31st.

(2)
Includes amounts for the Financial Services segment totaling $150 million, $157 million, $49 million, $94 million, and $91 million at years ended 2016, 2015, 2014, 2013, and 2012, respectively. Regulatory restrictions limit our ability to use this cash for non-banking operations, including its use as working capital or for retail store growth.

(3)
Includes restricted credit card loans of the Cabela’s Master Credit Card Trust and related entities, of which WFB is the primary beneficiary, net of allowance for loan losses and deferred loan origination costs.

(4)	Includes accrued property and equipment additions.

(5)
The balances for years 2012 through 2015 were revised to reflect the effects of adopting in 2016 the guidance of Accounting Standards Update 2015-03, “Simplifying the Presentation of Debt Issuance Costs,” which required that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability. Working capital for years 2015 and 2014 only were impacted by this revision.

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

Forward Looking Statements – Our discussion contains forward-looking statements with respect to our plans and strategies for our businesses and the business environment that are impacted by risks and uncertainties. Refer to “Special Note Regarding Forward-Looking Statements” preceding Part I, Item 1, and to Item 1A, “Risk Factors” for information regarding certain of the risks and uncertainties that affect our business and the industries in which we operate. Please note that our actual results may differ materially from those we may estimate or project in any of these forward-looking statements.

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
For additional information related to the Merger Agreement, the Bank Purchase Agreement, and related transactions, refer to Item 1A, “Risk Factors” – “Risk Factors Related to the Proposed Merger with Bass Pro Group, LLC and the Related Bank Transaction,” our Current Reports on Form 8-K filed with the SEC on October 7, 2016, November 29, 2016, and December 30, 2016, and subsequent filings, and Note 2 “Merger Agreement” of the Notes to Consolidated Financial Statements.
Fiscal 2016 Executive Overview

We are a leading specialty omni-channel retailer of hunting, fishing, camping, shooting sports, and related outdoor merchandise. We provide a quality service to our customers who are able to access our multiple channels when making a purchase, including retail stores, online, and mobile channels. We supply our customers products through our multi-channel merchandising distribution network consisting of in-store customer pickup or by direct shipment to the customer from one of our distribution centers, retail stores, or vendor drop-ship. Our Internet and catalog business is comprised of our highly acclaimed website and supplemented by our catalog distributions as a selling and marketing tool. Our Financial Services segment is comprised of our credit card services, which reinforces our strong brand, strengthens our customer loyalty through our credit card loyalty programs and plays an integral role in supporting our merchandising business.
Our Vision 2020 is to be the world’s best omni-channel retailer and is anchored by six strategic focus areas: (i) improve top-line sales, (ii) increase bottom-line profits, (iii) retail store expansion, (iv) customers first, (v) focus on all outfitters, and (vi) grow Cabela’s CLUB. Results relating to these focus areas are discussed below and in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” – “2016 Compared to 2015.”
As of December 31, 2016, we operated 85 stores, including the eight new stores that we opened in 2016 as follows:

•	Lexington, Kentucky; and League City, Texas; in March;

•	Short Pump, Virginia; Centerville, Ohio; and Farmington, Utah; in April;

•	Abbotsford, British Columbia, Canada; in June;

•	Avon, Ohio; in August; and

•	Ottawa, Ontario, Canada; in September.

At December 31, 2016, we had 74 stores located in the United States and 11 in Canada with total retail square footage of 8.5 million, an increase of 7% over 2015. We are currently evaluating store locations and new stores to open beyond 2016, but we plan to open fewer stores than we have in the recent past. We have announced plans to open new stores in Gainesville, Virginia; Halifax, Nova Scotia, Canada; McDonough, Georgia; Albuquerque, New Mexico; Chesterfield Township, Michigan; and El Paso, Texas.
Effective the beginning of fiscal year 2016, we realigned our organizational structure and updated our reportable operating segments into two segments - Merchandising and Financial Services. Results of operations for fiscal years 2015 and 2014 have been recast to reflect these new segments and are presented in our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in Note 23 “Segment Reporting” of the Notes to Consolidated Financial Statements. For more information on this change in segments see Note 23 “Segment Reporting” of the Notes to Consolidated Financial Statements.
Comparisons and analysis of selected financial data are presented below for the years ended:

			Increase (Decrease)	% Change
	2016	2015
	(Dollars in Thousands Except Earnings Per Diluted Share)
Revenue:
Merchandise sales	$3,558,019	$3,481,375	$76,644	2.2%
Financial Services	543,061	502,543	40,518	8.1
Other revenue	28,279	13,784	14,495	105.2
Total revenue	$4,129,359	$3,997,702	$131,657	3.3
Operating income	$273,940	$307,792	$(33,852)	(11.0)
Net income	$146,947	$189,330	$(42,383)	(22.4)
Earnings per diluted share	$2.13	$2.67	$(0.54)	(20.2)
Revenues for 2016 totaled $4.1 billion, an increase of $132 million, or 3.3%, compared to 2015, primarily due to increases in total merchandise sales of $77 million and Financial Services revenue of $41 million. Amounts for 2015 reflected in the table above consisted of 53 weeks.
Total merchandise sales increased $77 million, or 2.2%, in 2016 compared to 2015. The most significant factors contributing to the net increase in total merchandise sales comparing 2016 to 2015 included the following:

•	An increase of $251 million due to the addition of new retail stores.

•	The 53rd week in 2015 totaled $83 million in total merchandise sales (retail store sales increased by $67 million and Internet and catalog sales increased by $16 million).

•
Comparable store sales on a consolidated basis for 2016, on a shift-adjusted calendar basis, decreased $82 million, or 3.3%, compared to 2015. Comparable store sales results for our stores in the United States, which exclude Canada results and the impact of foreign currency exchange rate fluctuations, decreased 3.0% compared to 2015 mostly due to decreases in the clothing and footwear and general outdoors product categories. The decrease in comparable store sales for our stores in the United States comparing the respective years was driven by a decrease in the number of customer transactions of 7.5%, partially offset by an increase in the average sales per transaction of 5.0%.

•	A decrease of $35 million (adjusted for 52 weeks) in Internet and catalog sales compared to 2015, primarily due to decreases in the clothing and footwear and general outdoors product categories.

•
A net increase of $26 million primarily attributable to adjustments year over year in the allowance for sales returns that were estimated at the time merchandise sales were recognized based upon the Company’s evaluation of anticipated merchandise sales returns.

As mentioned above, fiscal 2015 consisted of 53 weeks and fiscal 2016 consisted of 52 weeks. The table below presents revenue results for 2015 excluding the effect of revenue earned in the last week of 2015 in order to show comparable data with 2016 and reconciles our presentation of total revenue in accordance with generally accepted accounting principles ("GAAP") to the non-GAAP presentation excluding the 53rd week results. Management believes these non-GAAP financial results for 2016 provide useful supplemental information to investors regarding revenues and trends and performance of our ongoing operations and are useful for year-over-year comparisons of such results. In addition, management evaluates results using non-GAAP adjusted total revenue. These non-GAAP results should not be considered in isolation or as a substitute for total revenue calculated in accordance with GAAP. Financial Services was not adjusted because its reporting periods end on a calendar year.

	2016	2015 (GAAP, as reported)	2015 (53rd week)	2015 (Non-GAAP, as adjusted)	Increase (Decrease)	% Change
	(Dollars in Thousands)
Revenue:
Merchandise sales	$3,558,019	$3,481,375	$(83,085)	$3,398,290	$159,729	4.7%
Financial Services	543,061	502,543	—	502,543	40,518	8.1
Other revenue	28,279	13,784	(900)	12,884	15,395	119.5
Total revenue	$4,129,359	$3,997,702	$(83,985)	$3,913,717	$215,642	5.5
The 53rd week in 2015 increased merchandise sales by $83 million; therefore, adjusted for 52 weeks, merchandise sales increased $160 million in 2016 compared to 2015. Comparing 2016 to 2015, adjusted to be on a comparable 52-week year, total revenue for 2016 increased 5.5% compared to 2015, and total revenue (merchandise sales plus other revenue) in our merchandising business for 2016 increased $175 million, or 5.1%, compared to 2015.
We will continue in 2017 to monitor and take steps that are needed to respond to any number of consumer-related factors that may impact our planned improvement in comparable store sales on an annual basis. These steps may include the timing of discounts offered and promotional events to meet consumer preferences or actions taken by our competitors. In addition, we will also continue to look at our strategic space allocation and improve space utilization within our stores, as well as changing our brand assortment between national brands and Cabela’s brand. We will also keep working closely with our vendors and actively manage our inventory levels to ensure that we have the adequate quantity and assortment of necessary products available to meet any such consumer-related factors.
Financial Services revenue increased $41 million, or 8.1%, in 2016 compared to 2015. The increase in Financial Services revenue was primarily due to increases in interest and fee income and interchange income. The increase in interest and fee income was primarily due to increases in credit card loans and the revolving rate, and the increase in interchange income was primarily due to increases in credit card purchases. Partially offsetting these increases were increases in the provision for loan losses and interest expense. The increase to the provision for loan losses of $63 million was due to increases in loan delinquencies and, to a lesser extent, growth in the average outstanding balance of credit card loans. The increase in interest expense was due to increases to debt as a result of financing the growth of receivables and liquidity needs.
Merchandise gross profit decreased $51 million, or 4.2%, to $1.1 billion in 2016 compared to 2015 primarily due to an aggressive pricing, promotion, and markdown strategy. Merchandise gross profit as a percentage of merchandise sales decreased 210 basis points to 32.2% in 2016 from 34.3% in 2015. The decrease in 2016 compared to 2015 was primarily due to an aggressive pricing, promotion, and markdown strategy, as well as an effort to right size inventory levels, which had an impact of approximately 140 basis points, and increased sales of lower margin firearms, ammunition, and powersports products combined with lower sales in our higher margin soft goods and apparel categories, which had an impact of approximately 70 basis points.
The following discussions related to selling, distribution, and administrative (“SD&A”) expenses; impairment and restructuring charges; operating income; and operating income of the Merchandising segment are presented in accordance with GAAP and as non-GAAP adjusted financial measures. In light of the nature and magnitude, we believe these items should be presented separately to enhance a reader’s overall understanding of the Company’s ongoing operations. These non-GAAP adjusted financial measures should be considered in conjunction with the GAAP financial measures.

Accordingly, to supplement the following discussions related to SD&A expenses; SD&A expenses as a percentage of total revenue; impairment and restructuring charges; operating income; operating income as a percentage of total revenue; operating income of the Merchandising segment; and operating income of the Merchandising segment as a percentage of total Merchandising segment revenue presented in accordance with GAAP, we are providing related non-GAAP adjusted financial measures that exclude certain items, which are presented below both as GAAP reported and non-GAAP financial measures excluding:

•
consulting fees and certain other expenses totaling $30 million in 2016 compared to $6 million in 2015 primarily related to costs associated with the Company’s corporate restructuring initiatives incurred in both years and the review of strategic alternatives incurred in 2016;

•	a charge recognized on a settlement totaling $4 million relating to a lawsuit in California state court (a “lawsuit settlement”) in 2016;

•	impairment and restructuring charges totaling $14 million in 2016 compared to $15 million in 2015;

•	a penalty of $1 million associated with the Company’s settlement with the Securities and Exchange Commission (“SEC”) in 2015; and

•	incremental expenses of $1 million related to the transition and closing of our distribution center in Canada in 2015.

We believe these non-GAAP adjusted financial measures provide useful supplemental information to investors regarding the underlying business trends and performance of our ongoing operations and are useful for year-over-year comparisons of such operations. In addition, we evaluate results using non-GAAP adjusted operating income. These non-GAAP adjusted financial measures should not be considered in isolation or as a substitute for operating income, or any other measure calculated in accordance with GAAP.
The following table reconciles these financial measures to the related GAAP adjusted financial measures for the years ended 2016 and 2015.

	Reconciliation of GAAP Reported to Non-GAAP Adjusted Financial Measures (1)
	2016			2015
	GAAP Basis as Reported	Non-GAAP Adjustments	Non-GAAP Amounts	GAAP Basis as Reported	Non-GAAP Adjustments	Non-GAAP Amounts

	(Dollars in Thousands Except Earnings Per Share)

Total revenue (2)	$4,129,359	$(10,000)	$4,119,359	$3,997,702	$—	$3,997,702
Total cost of revenue (2)	2,426,985	(5,638)	2,421,347	2,286,932	—	2,286,932
SD&A expenses (3)	1,414,312	(34,050)	1,380,262	1,387,647	(8,626)	1,379,021
SD&A expenses as a percentage of total revenue	34.3%	(0.8)%	33.5%	34.7%	(0.2)%	34.5%
Impairment and restructuring charges (4)	$14,122	$(14,122)	$—	$15,331	$(15,331)	$—
Operating income (2) (3) (4)	273,940	43,810	317,750	307,792	23,957	331,749
Operating income as a percentage of total revenue	6.6%	1.1%	7.7%	7.7%	0.6%	8.3%
Merchandising segment:
Operating income (2) (3) (4)	$73,494	$43,810	$117,304	$134,804	$23,957	$158,761
Operating income as a percentage of total segment revenue	2.0%	1.3%	3.3%	3.9%	0.6%	4.5%

(1)
The presentation includes non-GAAP financial measures. These non-GAAP financial measures are not prepared under any comprehensive set of accounting rules or principles, and do not reflect all of the amounts associated with the Company's results of operations as determined in accordance with GAAP.

(2)
Reflects the selling price, classified in other revenue, and related cost (basis) of a property which was sold in 2016. This sale and pre-tax gain on sale is shown as a non-GAAP item since this property had been impaired in previous years with the impairment losses shown as a non-GAAP item.

(3)    Consists of the following for the years ended:

	2016	2015

Consulting fees and certain other expenses primarily related to costs associated with the Company’s corporate restructuring initiatives incurred in both years and the review of strategic alternatives incurred in 2016	$30,200	$6,419
Charge related to a lawsuit settlement	3,850	—
Penalty associated with the Company’s settlement with the SEC	—	1,000
Incremental expenses related to the transition and closing of the distribution center in Canada	—	1,207
	$34,050	$8,626
(4)     Consists of the following for the years ended:

	2016	2015

Charges for employee severance agreements and termination benefits related to the Company’s corporate restructuring and reduction in the number of personnel	$4,003	$5,556
Impairment losses on property, equipment, and other assets	6,971	5,901
Accumulated amortization of deferred grant income relating to fair value adjustments on economic development bonds	2,252	—
Write-off of costs pertaining to store sites previously identified as future retail store locations but decided not to develop	896	3,874
	$14,122	$15,331
SD&A expenses increased $27 million in 2016 compared to 2015 primarily due to a net increase in costs totaling $28 million related to corporate restructuring initiatives, the review of strategic alternatives, and a charge recognized on a lawsuit settlement in 2016, as well as additional costs from increases in the number of new stores and costs in related support areas. Although operating expenses increased $27 million comparing the respective years, operating expenses as a percentage of total revenue decreased 40 basis points as a result of our expense and process improvement initiatives. On a non-GAAP basis, excluding the impact of certain expenses, as reflected in the table above entitled “Reconciliation of GAAP Reported to Non-GAAP Adjusted Financial Measures,” SD&A expenses increased $1 million comparing the respective years, and as a percentage of total revenue, decreased 100 basis points in 2016 compared to 2015.
In the second half of 2015, we launched a major multi-year corporate restructuring project that continued throughout 2016 aimed at lowering the Company’s operating expense base to increase our return on invested capital. We have identified numerous meaningful savings opportunities across the Company, including information technology process improvement, indirect procurement, retail labor optimization, merchandise sourcing, retail support functions, and supply chain enhancements, some of which we have already implemented. Such opportunities are expected to result in a reduction of operating expenses as a percentage of total revenue of up to 150 basis points over the next three years compared to the 2015 base year of 34.5% on a non-GAAP basis. As we focus on expense management controls consistent with our multi-year corporate restructuring project, we plan to continue our omni-channel initiatives, our Cabela’s branded product investments, and our retail growth. We will continue to manage our operating costs accordingly into fiscal year 2017 and beyond.
Operating income decreased $34 million, or 11.0%, in 2016 compared to 2015, and operating income as a percentage of revenue decreased 110 basis points to 6.6% in 2016 compared to 7.7% in 2015. The decrease in operating income was primarily attributable to decreases in our merchandise gross profit and increases in consolidated operating expenses, partially offset by a decrease in impairment and restructuring charges. On a non-GAAP basis, excluding the impact of certain expenses and charges, as reflected in the table above entitled “Reconciliation of GAAP Reported to Non-GAAP Adjusted Financial Measures,” operating income decreased $14 million and operating income as a percentage of total revenue decreased 60 basis points comparing 2016 to 2015.

The following summarizes the operating results of our business segments. For a more detailed discussion, see “Results of Operations - 2016 Compared to 2015”.
Merchandising segment results for 2016 compared to 2015 were as follows:

•	total merchandise sales and other revenue increased $91 million, or 2.6% (adjusted for the 53rd week in 2015, total merchandise sales and other revenue increased $175 million, or 5.1%);

•	operating income decreased $61 million, or 45.5%;

•	operating income as a percentage of Merchandising segment revenue decreased 190 basis points to 2.0%; and

•	comparable store sales on a consolidated basis decreased 3.3%, and for our United States locations decreased 3.0%, both percentages adjusted to be on a comparable 52-week year with 2015.
On a non-GAAP basis, excluding the impact of certain expenses and charges as reflected in the table above entitled “Reconciliation of GAAP Reported to Non-GAAP Adjusted Financial Measures,” the Merchandising segment operating income decreased $41 million, to $117 million, comparing 2016 to 2015. On a non-GAAP basis, operating income as a percentage of Merchandising segment revenue decreased 120 basis points, to 3.3%, comparing 2016 to 2015.
Cabela’s CLUB continues to manage its credit card delinquencies and charge-offs through active account management. Comparing Cabela’s CLUB results for 2016 to 2015:

•	the average number of active accounts increased 6.4% to 2.1 million, and the average balance per active account increased $179;

•	the average balance of our credit card loans increased 14.7% to $5.1 billion;

•	net purchases on credit card accounts increased 5.2% to $21.3 billion; and

•	net charge-offs as a percentage of average credit card loans increased 65 basis points to 2.35%.

During 2016, the Financial Services segment also issued $507 million in certificates of deposit, completed a term securitization totaling $1.0 billion, and increased three variable funding facilities from $1.1 billion to $3.0 billion. In addition, the maturity dates of two of the variable funding facilities were extended to March 2019 and September 2019.
Current Business Environment

Macroeconomic Environment – In 2016, the consumer environment continued to be challenging across our business channels. To address these issues, we increased our promotional activity, adjusted our marketing spending, and implemented operating expense controls to levels consistent with how our business was performing. In addition, in the last half of 2015, we launched a major multi-year corporate restructuring project that we continued through 2016 aimed at lowering the Company's operating expenses. The Financial Services segment continues to monitor developments in the securitization and certificates of deposit markets to ensure adequate access to liquidity. Cabela’s CLUB continues to manage its credit card delinquencies and charge-offs through active account management.

Developments in Legislation and Regulation – Since the latter part of 2012, there has been significant discussion regarding enacted gun control legislation and potential gun control legislation, primarily aimed at modern sporting rifles, certain semiautomatic pistols, and high capacity magazines. For example, the States of Colorado, Connecticut, Maryland, and New York have enacted legislation that prohibits the sale of certain high capacity magazines and, in some cases, the sale of certain firearms. We do not expect this state legislation to have a significant impact on our business. In addition any new federal legislation that prohibits the sale of certain modern sporting rifles, semiautomatic pistols, or ammunition could negatively impact our hunting equipment sales.
Pursuant to certain liquidity requirements under the interim final rules and the joint final rules implemented under the regulatory capital reforms recommended by the Basel Committee on Banking Supervision in December 2010 (referred to as “Basel III”), the noteholders under all of the variable funding facilities issued under WFB’s securitization program have requested and obtained amendments to their respective transaction documents. In one case, the amendments permit the noteholders to delay funding an advance requested under that facility for up to 35 days. In the other cases, the amendments require WFB to provide 35 days’ prior notice in connection with requests for some or all of the advances. These changes and any similar changes requested by the noteholders under any other variable funding facility could delay or disrupt access to funding under the variable funding facilities. Moreover, the liquidity requirements under Basel III could result in an increase in the borrowing costs under the variable funding facilities.

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

The Bureau, the FDIC, and other agencies have announced several high-profile enforcement actions against credit card issuers for deceptive marketing and other illegal practices related to the advertising of ancillary products, collection practices, and other matters. By these recent public enforcement actions, the Bureau and the FDIC have signaled a heightened scrutiny of credit card issuers. Across the industry, we anticipate increased activity by regulators in pursuing consumer protection claims going forward.

Several rules and regulations have been proposed or adopted that may substantially affect issuers of asset-backed securities. On December 10, 2013, the Federal Reserve, the Office of the Comptroller of the Currency, the FDIC, and the SEC approved joint final regulations implementing the provisions of the Reform Act commonly referred to as the “Volcker Rule.” Generally, the Volcker Rule and the implementing regulations prohibit any banking entity from engaging in proprietary trading and from investing in, sponsoring, or having certain relationships with a hedge fund or private equity fund, subject to exemptions for certain permitted activities. These regulations limit our ability to engage in the types of transactions covered by the Volcker Rule, and may impose compliance, monitoring, and reporting obligations on us and WFB under certain circumstances. Although the effective date of the regulations was April 1, 2014, the Federal Reserve approved an extension of the conformance period until July 21, 2016, and has further extended the conformance period until July 21, 2017. We are continuing to assess the impact, if any, that the Volcker Rule and the implementing regulation will have on our Merchandising and Financial Services segments, but we do not expect the Volcker Rule to have a material impact on WFB’s securitization program.

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

On August 27, 2014, the SEC adopted certain rules (“SEC Regulation AB II”) that changed the disclosure, reporting, and offering process for public offerings of asset-backed securities, including those issued under WFB’s securitization program. SEC Regulation AB II had been originally proposed by the SEC on April 7, 2010, and was reproposed by the SEC on July 26, 2011. Among other things, SEC Regulation AB II imposes as a condition for the shelf registration of asset-backed securities the filing of a certification concerning the disclosure contained in the prospectus and the design of the securitization at the time of each offering off the shelf and the appointment of a credit risk manager to review assets when credit enhancement requirements are not met or at the direction of investors. As originally proposed and re-proposed, SEC Regulation AB II would have required the disclosure of group-level data regarding the receivables in a credit card securitization, but this requirement was not included in the final rule as adopted. There can be no assurances that the SEC will not require disclosure of group-level data in credit card securitizations in the future. We are continuing to assess the impact of SEC Regulation AB II on WFB’s securitization program.

On October 22, 2014, pursuant to the provisions of the Reform Act, the FDIC, the SEC, the Federal Reserve, and certain other federal agencies adopted regulations that impose a five percent risk retention requirement for credit card securitization transactions that are issued after December 2016. The regulations provide sponsors with several options on how to satisfy the risk retention requirement. Subject to certain exceptions, these regulations prohibit the sponsor of the securitization transaction from selling, hedging, or otherwise transferring the interests retained by the sponsor to satisfy the risk retention obligation. We have not yet determined which option WFB would choose to satisfy its risk retention obligation with respect to any future securitization transaction or whether the risk retention requirement will impact the Financial Services segment’s ability or desire to continue to rely on the securitization market for funding.
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

Operations Review
Our operating results expressed as a percentage of revenue were as follows for the years ended:

	2016	2015	2014

Revenue	100.00%	100.00%	100.00%
Cost of revenue (exclusive of depreciation and amortization)	58.77	57.21	56.48
Gross profit (exclusive of depreciation and amortization)	41.23	42.79	43.52
Selling, distribution, and administrative expenses	34.25	34.71	34.30
Impairment and restructuring charges	0.34	0.38	0.02
Operating income	6.64	7.70	9.20
Other income (expense):
Interest expense, net	(0.76)	(0.57)	(0.60)
Other income, net	0.12	0.24	0.13
Total other income (expense), net	(0.64)	(0.33)	(0.47)
Income before provision for income taxes	6.00	7.37	8.73
Provision for income taxes	2.44	2.63	3.20
Net income	3.56%	4.74%	5.53%

Results of Operations – 2016 Compared to 2015
Revenues

Merchandise revenue includes sales realized and customer services performed at our retail stores, sales from orders placed through our retail store Internet kiosks, sales from customers utilizing our in-store pick-up program, and Internet and call center (catalog) sales from orders placed through our website, over the phone, and by mail where the merchandise is shipped through our omni-channel fulfillment process to our customers at locations of their choice. Merchandise revenue also includes sales from the redemption of loyalty points earned by Cabela’s CLUB Visa cardholders of our Financial Services segment. Financial Services revenue is comprised of interest and fee income, interchange income, other non-interest income, interest expense, provision for loan losses, and customer rewards costs from our credit card operations. Other revenue sources include the value of unredeemed points earned that are associated with the Company’s loyalty rewards programs for Cabela’s CLUB issued credit cards, net of the estimated costs of the points; fees for hunting and fishing outfitter services; real estate rental income and land sales; and other complementary business services.
In order to better serve our customers, we continue to focus our efforts on offering customers integrated opportunities to access and use our retail stores, web and social media channels, and catalogs. We have pro-staff programs connecting influential industry leaders and local experts with Cabela’s customers in our retail stores. We have continued to partner with top brands to increase sales by providing more customer service and expertise in retail stores without increasing expenses. We have made it easier and simpler than ever before for customers to complete an order online on any device, check inventory availability at their local stores, and connect to Cabela’s on all types of social media. Multiple channel order delivery capabilities also allow us to optimize delivery expectations for customers while minimizing transportation costs. We have the capability to deliver distribution center to customer, retail store to customer, vendor to customer, in-store-pickup from retail store inventory, and in-store-pickup from distribution center inventory. Our customers have access to well-trained, friendly, and knowledgeable outfitters to answer product use and merchandise selection questions. We promote diversity and have built an employee base of outfitters that embrace people of all backgrounds and viewpoints, because there is greater value in multiple perspectives and varied experiences. We provide opportunities for outfitters to enjoy the outdoor lifestyle and to learn first-hand about core outdoor pursuits, which helps them to interact with our customers. We believe our ability to establish and maintain long-term relationships with our customers and encourage repeat visits and purchases is due, in part, to the strength of our customer support, product information, and service operations.

Comparisons and analysis of our revenues are presented below for the years ended:

					Increase (Decrease)	% Change
	2016	%	2015	%
	(Dollars in Thousands)

Merchandise	$3,558,019	86.2%	$3,481,375	87.1%	$76,644	2.2%
Financial Services	543,061	13.1	502,543	12.6	40,518	8.1
Other	28,279	0.7	13,784	0.3	14,495	105.2
Total	$4,129,359	100.0%	$3,997,702	100.0%	$131,657	3.3
Merchandise Sales – Comparisons and analysis of our merchandise sales are presented below for the years ended:

					Increase (Decrease)	% Change
	2016	%	2015	%
	(Dollars in Thousands)

Retail store sales	$2,785,865	78.3%	$2,658,089	76.4%	$127,776	4.8%
Internet and catalog sales	772,154	21.7	823,286	23.6	(51,132)	(6.2)
Total merchandise sales	$3,558,019	100.0%	$3,481,375	100.0%	$76,644	2.2

Product Sales Mix – The following table sets forth the percentage of our merchandise sales contributed by major product categories for our Merchandising segment for the years ended:

	2016	2015

Hunting Equipment (1)	48.1%	45.5%
General Outdoors (2)	30.9	31.2
Clothing and Footwear (3)	21.0	23.3
Total	100.0%	100.0%

(1)	Includes firearms, ammunition, optics, archery products, and related accessories and supplies.

(2)
Includes equipment and accessories to support outdoor activities, including all types of fishing and tackle products, boats and marine equipment, camping gear and equipment, food preparation cooking products, all-terrain vehicles and accessories, and gifts and home furnishings.

(3)	Includes fieldwear apparel and footwear, sportswear, casual clothing and footwear, and workwear products.
Total merchandise sales increased $77 million, or 2.2%, in 2016 compared to 2015, primarily due to an increase of $251 million in sales from the addition of new retail stores and a net increase of $26 million primarily attributable to adjustments year over year in the allowance for sales returns that were estimated at the time merchandise sales were recognized based upon the Company’s evaluation of anticipated merchandise sales returns. These increases were partially offset by decreases of $82 million in comparable store sales and $35 million in Internet and catalog sales. In addition, the 53rd week in 2015 increased merchandise sales by $83 million (retail store sales increased by $67 million and Internet and catalog sales increased by $16 million); therefore, adjusted for 52 weeks, merchandise sales increased $160 million in 2016 compared to 2015.
The increase in revenue from new retail stores was partially offset by a decrease in comparable store sales of $82 million. A store is included in our comparable store sales base on the first day of the month following the fifteen month anniversary of (i) its opening or acquisition, or (ii) any changes to retail store space greater than 25% of total square footage of the store.
Comparable store sales and analysis, calculated on a shift-adjusted calendar basis, are presented below for the years ended:

			Increase (Decrease)	% Change
	2016	2015 (1)
	(Dollars in Thousands)

Comparable stores sales on a consolidated basis	$2,398,296	$2,480,201	$(81,905)	(3.3)%
Comparable stores sales - United States stores only	2,252,726	2,321,788	(69,062)	(3.0)
Comparable stores sales on a constant currency basis (2)				(3.1)

(1)	Excludes the 53rd week in 2015 to present on a comparable 52-week basis.

(2)	Reflects the elimination of fluctuations in foreign currency exchange rates.
Comparable store sales on a consolidated basis decreased $82 million, or 3.3%, compared to 2015. Comparable store sales results for our stores in the United States, which exclude Canada results and the impact of foreign currency exchange rate fluctuations, decreased 3.0% compared to 2015 due to decreases of approximately $56 million in the clothing and footwear product category and $15 million in the general outdoors product category, partially offset by a $2 million increase in the hunting equipment product category. The adjustment of comparable store sales on a shift-adjusted calendar basis provides a more accurate performance of our comparable store sales by aligning the weeks of operation in the current fiscal year to the most comparable weeks in the prior fiscal year.

The decrease in comparable store sales for our stores in the United States comparing 2016 to 2015 was driven by a decrease in the number of transactions of 7.5% partially offset by an increase in the average sales per transaction of 5.0%. In response to the softness of sales in our clothing and footwear categories, we have taken a number of actions, including testing national brand shops in a number of stores, testing alternate labor strategies in our apparel areas aimed at providing better sales coverage during peak selling times, and focusing more on marketing the “better category” selection of our merchandise assortments. We will continue in 2017 to monitor and take steps that are needed to respond to any number of consumer-related factors that may impact our planned improvement in comparable store sales on an annual basis. These steps may include the timing of discounts offered and promotional events to meet consumer preferences or actions taken by our competitors. In addition, we will also continue to look at our strategic space allocation and improve space utilization within our stores, as well as changing our brand assortment between national brands and Cabela’s brand. We will also keep working closely with our vendors and actively manage our inventory levels to ensure that we have the adequate quantity and assortment of necessary products available to meet any such consumer-related factors.
Average sales per square foot for stores that were open during the entire year were $344 for both 2016 and 2015. The new format stores generate, on average, a higher profit per square foot compared to the legacy store base and allow us to enter a broader choice of markets. We expect that the planned openings of future stores will continue to generate, on average, a higher profit per square foot compared to our legacy store base. Our goal is to have a store model that is more predictable in order to maximize sales, margins, cash flows, and an acceptable return on invested capital.
Internet and catalog sales decreased $51 million, or 6.2%, to $772 million, in 2016 (52 weeks), compared to 2015 (53 weeks). The net decrease was primarily due to decreases of approximately $43 million in the clothing and footwear product category and $16 million in the general outdoors product category, partially offset by an increase of $8 million in the hunting equipment product category. The 53rd week in 2015 increased Internet and catalog sales by $16 million; therefore, adjusted for 52 weeks, Internet and catalog sales decreased $35 million in 2016 compared to 2015. The number of visitors to our website decreased 2% in 2016 compared to an increase of 15% in 2015. We intend to expand our drop-ship sales program from our 2016 levels through our high traffic website, which will increase the exposure of national brands, provide low risk expansion of product lines, and provide faster distribution of products.
Our Cabela’s branded products continue to be a core focus for us. In 2016, our Cabela’s branded merchandise accounted for approximately 23% of total merchandise revenue. By having an appropriate mix of Cabela’s branded and other branded merchandise, we strive to meet the expectations and needs of our customers and expand the recognition of the Cabela’s brand.

We recognize revenue as gift certificates and gift cards (“gift instruments”) are redeemed for merchandise or services. We record gift instrument breakage as merchandise revenue when the probability of redemption is remote. Gift instrument breakage recognized was $11 million and $10 million for 2016 and 2015, respectively. Our gift instrument liability at the end of 2016 and 2015 was $195 million and $184 million, respectively.

Financial Services Revenue – The following table sets forth the components of our Financial Services revenue for the years ended:

			Increase (Decrease)	% Change
	2016	2015
	(Dollars in Thousands)

Interest and fee income	$597,709	$481,731	$115,978	24.1%
Interest expense	(88,177)	(68,827)	19,350	28.1
Provision for loan losses	(147,661)	(85,120)	62,541	73.5
Net interest income, net of provision for loan losses	361,871	327,784	34,087	10.4
Non-interest income:
Interchange income	410,718	394,037	16,681	4.2
Other non-interest income	3,333	2,990	343	11.5
Total non-interest income	414,051	397,027	17,024	4.3
Less: Customer rewards costs	(232,861)	(222,268)	10,593	4.8
Financial Services revenue	$543,061	$502,543	$40,518	8.1
Financial Services revenue increased $41 million, or 8.1%, in 2016 compared to 2015. The increase in interest and fee income of $116 million was due to increases in credit card loans and the revolving rate. The increase in interest expense was due to increases to debt as a result of financing the growth of receivables and liquidity needs. The increase in the provision for loan losses of $63 million was due to increases in loan delinquencies and, to a lesser extent, growth in the average outstanding balance of credit card loans. The increase in interchange income of $17 million was primarily due to increases in credit card purchases.
The following table sets forth the components of Financial Services revenue as a percentage of average total credit card loans, including any accrued interest and fees, for the years ended:

	2016	2015

Interest and fee income	11.6%	10.8%
Interest expense	(1.7)	(1.5)
Provision for loan losses	(2.9)	(1.9)
Interchange income	8.0	8.8
Other non-interest income	0.1	0.1
Customer rewards costs	(4.5)	(5.0)
Financial Services revenue	10.6%	11.3%
Our Cabela’s CLUB Visa credit card loyalty program allows customers to earn points whenever and wherever they use their credit card, and then redeem earned points for products and services at our retail stores or through our Internet and catalog business. The percentage of our merchandise sold to customers using the Cabela’s CLUB Visa credit card was 30% for both 2016 and 2015. The dollar amount related to points is accrued as earned by the cardholder and recorded as a reduction in Financial Services revenue. The dollar amount of unredeemed credit card points and loyalty points was $193 million at the end of 2016 compared to $181 million at the end of 2015.

Key statistics reflecting the performance of Cabela’s CLUB are shown in the following table for the years ended:

			Increase (Decrease)	% Change
	2016	2015
	(Dollars in Thousands Except Average Balance per Active Account)

Average balance of credit card loans (1)	$5,120,592	$4,465,058	$655,534	14.7%
Average number of active credit card accounts	2,064,517	1,940,534	123,983	6.4
Average balance per active credit card account (1)	$2,480	$2,301	$179	7.8
Purchases on credit card accounts, net	21,266,315	20,213,403	1,052,912	5.2
Net charge-offs on credit card loans (1)	120,497	75,846	44,651	58.9
Net charge-offs as a percentage of average credit card loans (1)	2.35%	1.70%	0.65%

(1)	Includes accrued interest and fees.
The average balance of credit card loans increased to $5.1 billion, or 14.7%, for 2016 compared to 2015 due to increases in the number of active accounts and the average balance per account. We define an active credit card account as any account with an outstanding debit or credit balance at the end of any respective month. The average number of active accounts increased to 2.1 million, or 6.4%, compared to 2015 due to our successful marketing efforts in new account acquisitions. Net charge-offs as a percentage of average credit card loans increased to 2.35% for 2016, up 65 basis points compared to 2015, primarily due to increases in loan delinquencies and decreases in payment and recovery rates. Recovery rates were positively impacted in 2015 due to a bulk sale of bankruptcy loans and acceleration of the timing of a sale of charged-off loans, which resulted in an 11 basis point reduction in the charge-off rate in 2015.
See “Asset Quality of Cabela’s CLUB” in this report for additional information on trends in delinquencies and non-accrual loans and analysis of our allowance for loan losses.

Other Revenue
Other revenue was $28 million in 2016 compared to $14 million in 2015 with the increase primarily due to increases in real estate sales revenues, which was partially offset by a decrease related to our exit from certain non-core businesses in 2015.
Merchandise Gross Profit

Merchandise gross profit is defined as merchandise sales, including shipping fees charged to customers, less the costs of related merchandise sold and shipping costs. Comparisons of merchandise gross profit and merchandise gross profit as a percentage of merchandise sales for our operations, year over year, and to the retail industry in general, are impacted by:

•	retail store, distribution, and warehousing costs (including depreciation and amortization), which we exclude from our cost of revenue;

•	customer service related revenue we include in merchandise sales for which there are no costs of revenue; and

•	shipping costs we include in cost of revenue.
Comparisons and analysis of our merchandise gross profit on merchandise sales are presented below for the years ended:

			Increase (Decrease)	% Change
	2016	2015
	(Dollars in Thousands)

Merchandise sales	$3,558,019	$3,481,375	$76,644	2.2%
Merchandise gross profit	1,144,169	1,194,821	(50,652)	(4.2)
Merchandise gross profit as a percentage of merchandise sales	32.2%	34.3%	(2.1)%

Our merchandise gross profit decreased $51 million, or 4.2%, to $1.1 billion in 2016 compared to 2015 primarily due to an aggressive pricing, promotion, and markdown strategy. Our merchandise gross profit as a percentage of merchandise sales decreased 210 basis points to 32.2% in 2016 from 34.3% in 2015 primarily due to an aggressive pricing, promotion, and markdown strategy, as well as an effort to right size inventory levels, which had an impact of approximately 140 basis points, and increased sales of lower margin firearms, ammunition, and powersports products combined with lower sales in our higher margin soft goods and apparel categories, which had an impact of approximately 70 basis points.
Selling, Distribution, and Administrative Expenses
SD&A expenses include all operating expenses related to our retail stores, website, distribution centers, product procurement, Cabela’s CLUB credit card operations, and overhead costs, including: advertising and marketing, catalog costs, employee compensation and benefits, occupancy costs, information systems processing, and depreciation and amortization.

Comparisons and analysis of our SD&A expenses are presented below for the years ended:

			Increase (Decrease)	% Change
	2016	2015
	(Dollars in Thousands)

SD&A expenses	$1,414,312	$1,387,647	$26,665	1.9%
SD&A expenses as a percentage of total revenue	34.3%	34.7%	(0.4)%
Retail store pre-opening costs	$6,741	$22,751	$(16,010)	(70.4)
Non-GAAP amounts:
SD&A expenses on a non-GAAP basis	$1,380,262	$1,379,021	$1,241	0.1%
SD&A expenses as a percentage of total revenue on a non-GAAP basis	33.5%	34.5%	(1.0)%
SD&A expenses increased $27 million, or 1.9%, in 2016 (52 weeks) compared to 2015 (53 weeks). SD&A expenses increased primarily due to an increase in costs totaling $28 million related primarily to corporate restructuring initiatives, the review of strategic alternatives, and a charge recognized on a lawsuit settlement in 2016, as well as additional costs from increases in the number of new stores and costs in related support areas.
On a non-GAAP basis, excluding the impact of certain costs, as reflected in the table in the Executive Overview section of this report entitled “Reconciliation of GAAP Reported to Non-GAAP Adjusted Financial Measures,” SD&A expenses increased $1 million comparing the respective years, and as a percentage of total revenue, decreased 100 basis points in 2016 compared to 2015.
In 2016 and 2015, we incurred charges totaling $4 million and $6 million, respectively, for severance and related benefits (which were included in impairment and restructuring charges in the consolidated statements of income) primarily attributable to our corporate restructuring and reduction in the number of personnel. These charges for both years were recognized in the Merchandising segment.
In the second half of 2015, we launched a major multi-year corporate restructuring project that continued throughout 2016 aimed at lowering the Company’s operating expense base to increase our return on invested capital. We identified numerous meaningful savings opportunities across the Company that are expected to result in a reduction of operating expenses as a percentage of total revenue of up to 150 basis points over the next three years compared to the 2015 base year of 34.5% on a non-GAAP basis. We will continue to manage our operating costs accordingly into fiscal year 2017 and beyond.

The most significant changes in SD&A expenses in 2016 compared to 2015 related to specific business segments, included:
Merchandising Segment:

•
An increase of $28 million in building costs and depreciation primarily due to additional costs from increases in the number of new stores and the operations and maintenance of our existing retail stores and corporate offices.

•
A decrease of $27 million in employee compensation, benefits, and contract labor primarily due to (i) our corporate restructuring initiatives aimed at lowering our operating expenses and (ii) a reduction in incentive compensation.

•	An increase of $23 million in consulting fees and certain other expenses related to our corporate restructuring initiatives and the review of strategic alternatives.

•	A decrease of $11 million in advertising and promotional costs.

•	An increase of $4 million related to a charge recognized on a lawsuit settlement.

Financial Services Segment:

•
An increase of $9 million in employee compensation and benefits primarily due to increases in third party call center and collection agency expenses and increases in internal call center wages to be competitive with other employers.

Impairment and Restructuring Charges

In 2016 and 2015, we recognized impairment losses and incurred restructuring charges totaling $14 million and $15 million, respectively. Both the impairment losses and restructuring charges were recognized in the Merchandising segment. For more information see the table entitled “Reconciliation of GAAP Reported to Non-GAAP Adjusted Financial Measures” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Fiscal 2016 Executive Overview” and Note 14 “Impairment and Restructuring Charges” of the Notes to the Consolidated Financial Statements.

Operating Income

Operating income is revenue less cost of revenue, SD&A expenses, and impairment and restructuring charges. Operating income for our Merchandise segment includes costs associated with operating expenses of distribution centers, procurement activities, and other corporate overhead costs.
Comparisons and analysis of operating income are presented below for the years ended:

			Increase (Decrease)	% Change
	2016	2015
	(Dollars in Thousands)

Total operating income	$273,940	$307,792	$(33,852)	(11.0)%
Total operating income as a percentage of total revenue	6.6%	7.7%	(1.1)%
Non-GAAP amounts:
Operating income on a non-GAAP basis	$317,750	$331,749	$(13,999)	(4.2)%
Operating income as a percentage of total revenue on a non-GAAP basis	7.7%	8.3%	(0.6)%

Operating income by business segment:
Merchandising	$73,494	$134,804	$(61,310)	(45.5)
Financial Services	200,446	172,988	27,458	15.9

Operating income as a percentage of segment revenue:
Merchandising	2.0%	3.9%	(1.9)%
Financial Services	38.4	35.9	2.5
Total operating income decreased $34 million, or 11.0%, in 2016 compared to 2015, and total operating income as a percentage of total revenue decreased 110 basis points to 6.6% for 2016. The net decrease in operating income was primarily attributable to decreases in our merchandise gross profit and increases in consolidated operating expenses. We are focusing on expense management throughout the Company and have implemented many expense reduction efforts that should continue to benefit operating income in upcoming periods. We plan to continue our retail growth, our omni-channel initiatives, and our Cabela’s branded product investments as we focus on expense management controls consistent with our multi-year corporate restructuring project.
On a non-GAAP basis, excluding the impact of certain costs and charges, as reflected in the table in the Executive Overview section of this report entitled “Reconciliation of GAAP Reported to Non-GAAP Adjusted Financial Measures,” operating income decreased $14 million, and total operating income as a percentage of total revenue decreased 60 basis points, comparing 2016 to 2015.
Under an Intercompany Agreement, described more fully in Note 23 “Segment Reporting” of the Notes to Consolidated Financial Statements, the Financial Services segment pays a license fee to the Merchandising segment and, among other items, reimburses the Merchandising segment for certain promotional costs. Total fees paid under the Intercompany Agreement by the Financial Services segment to the Merchandising segment increased $6 million in 2016 compared to 2015.
Interest (Expense) Income, Net
Interest expense, net of interest income, was $31 million and $23 million in 2016 and 2015, respectively. We incur interest expense on our revolving credit facilities, our long-term debt, and on the balance of unrecognized tax benefits. The increase in interest expense was primarily due to the issuances of the new unsecured notes for $250 million in August 2015 and $300 million in December 2015. The amount of interest capitalized decreased $7 million comparing the respective years due to a slowdown in new store activity and interest that was capitalized in 2015 for our new corporate facility and distribution center in Tooele, Utah.

Other Non-Operating Income, Net

Other non-operating income was $5 million in 2016 compared to $10 million in 2015. This income is primarily from interest earned on our economic development bonds (“EDBs”).
Provision for Income Taxes

Our effective tax rate was 40.7% in 2016 compared to 35.7% in 2015. Our effective tax rate increased comparing the respective years primarily due to increases in (i) nondeductible expenses primarily to facilitate the acquisition of the Company ($5 million net impact to the provision for income taxes), (ii) tax adjustments attributable to changes in the mix of taxable income between the United States and foreign tax jurisdictions, and (iii) state income taxes, as well as a decrease in research and development tax credits.

Results of Operations – 2015 Compared to 2014

Revenues

Comparisons and analysis of our revenues are presented below for the years ended:

					Increase (Decrease)	% Change
	2015	%	2014	%
	(Dollars in Thousands)

Merchandise	$3,481,375	87.1%	$3,200,219	87.7%	$281,156	8.8%
Financial Services	502,543	12.6	430,385	11.8	72,158	16.8
Other	13,784	0.3	17,046	0.5	(3,262)	(19.1)
Total	$3,997,702	100.0%	$3,647,650	100.0%	$350,052	9.6
Merchandise Sales – Comparisons and analysis of our merchandise sales are presented below for the years ended:

	2015		2014		Increase (Decrease)	% Change
		%		%
	(Dollars in Thousands)

Retail store sales	$2,658,089	76.4%	$2,348,481	73.4%	$309,608	13.2%
Internet and catalog sales	823,286	23.6	851,738	26.6	$(28,452)	(3.3)%
Total merchandise sales	$3,481,375	100.0%	$3,200,219	100.0%	$281,156	8.8
Product Sales Mix – The following table sets forth the percentage of our merchandise sales contributed by major product categories for our Merchandising segment for the years ended:

	2015	2014

Hunting Equipment	45.5%	44.3%
General Outdoors	31.2	30.3
Clothing and Footwear	23.3	25.4
Total	100.0%	100.0%
Merchandise sales increased $281 million, or 8.8%, in 2015 compared to 2014. The 53rd week in 2015 increased merchandise sales by $83 million; therefore, adjusted for 52 weeks, merchandise sales increased $198 million in 2015 compared to 2014. This increase in 2015 was primarily due to an increase of $321 million in revenue from the addition of new retail stores, partially offset by decreases in comparable store sales of $75 million and in Internet and catalog sales of $45 million.

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
Comparable store sales results for only our stores in the United States decreased 2.2% compared to 2014 mostly due to overall decreases in the clothing and footwear product category. The decrease in the clothing and footwear product category was partially offset by an increase of approximately $11 million in the general outdoors and hunting equipment product categories with neither of these two categories disproportionately impacting the year over year change more than the other category. We saw continued softness in our apparel categories as our fall and winter assortments were met with unseasonably warm weather across most of our major markets. The decrease in comparable store sales comparing 2015 to 2014 was driven by a decrease in the number of transactions of 6.2% partially offset by an increase in the average sales per transaction of 4.4%. Average sales per square foot for stores that were open during the entire year were $344 for 2015 compared to $348 for 2014.
The 53rd week in 2015 increased Retail store sales by $66 million; therefore, adjusted for 52 weeks, Retail store sales increased $243 million in 2015 compared to 2014. The 53rd week in 2015 increased Internet and catalog sales by $17 million; therefore, adjusted for 52 weeks, Internet and catalog sales decreased $45 million in 2015 compared to 2014. The decrease in Internet and catalog sales was due to decreases in each of our three major product categories comparing the respective years attributable to decreases in the
•clothing and footwear product category of approximately 51%,
•hunting equipment product category of approximately 37%, and
•general outdoors product category of approximately 12%.

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

Key statistics reflecting the performance of Cabela's CLUB are shown in the following table for the years ended:

			Increase (Decrease)	% Change
	2015	2014
	(Dollars in Thousands Except Average Balance per Active Account)

Average balance of credit card loans (1)	$4,465,058	$3,937,192	$527,866	13.4%
Average number of active credit card accounts	1,940,534	1,817,012	123,522	6.8
Average balance per active credit card account (1)	$2,301	$2,167	$134	6.2
Purchases on credit card accounts, net	20,213,403	19,066,829	1,146,574	6.0
Net charge-offs on credit card loans (1)	75,846	66,553	9,293	14.0
Net charge-offs as a percentage of average credit card loans (1)	1.70%	1.69%	0.01%

(1)	Includes accrued interest and fees.
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

Other Revenue
Other revenue decreased $3 million in 2015 to $14 million compared to 2014 primarily due to a decrease in real estate sales revenue in 2015 compared to 2014.

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
Comparisons and analysis of our SD&A expenses were as follows for the years ended:

			Increase (Decrease)	% Change
	2015	2014
	(Dollars in Thousands)

SD&A expenses	$1,387,647	$1,251,325	$136,322	10.9%
SD&A expenses as a percentage of total revenue	34.7%	34.3%	0.4%
Retail store pre-opening costs	$22,751	$24,338	$(1,587)	(6.5)

SD&A expenses increased $136 million, or 10.9%, in 2015 (53 weeks) compared to 2014 (52 weeks). SD&A expenses increased primarily due to additional costs from increases in the number of new stores and costs in related support areas and a $14 million increase in incentive compensation in 2015. We did not incur any incentive compensation expense in 2014. In 2015, we incurred a $6 million charge for severance and related benefits (which was included in impairment and restructuring charges in the consolidated statements of income) due to a corporate office restructure and reduction in the number of personnel. We focused on expense management throughout the Company and implemented several expense reduction efforts that showed benefits in 2015 and should continue to benefit operating income in upcoming periods. The most significant changes in SD&A expenses in 2015 compared to 2014 included:
Merchandising Segment:

•
An increase of $85 million in employee compensation, benefits, and contract labor primarily due to increases in the number of new stores and costs in related support areas, which increase also included a $14 million increase in incentive compensation in 2015.

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

Impairment and Restructuring Charges

In 2015 and 2014, we recognized impairment losses and incurred restructuring charges totaling $15 million and $1 million, respectively. Both the impairment losses and restructuring charges were recognized in the Merchandising segment. For more information see the table entitled “Reconciliation of GAAP Reported to Non-GAAP Adjusted Financial Measures” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Fiscal 2016 Executive Overview” and Note 14 “Impairment and Restructuring Charges” of the Notes to the Consolidated Financial Statements.

Operating Income

Comparisons and analysis of operating income are presented below for the years ended:

			Increase (Decrease)	% Change
	2015	2014
	(Dollars in Thousands)

Total operating income	$307,792	$335,395	$(27,603)	(8.2)%
Total operating income as a percentage of total revenue	7.7%	9.2%	(1.5)%

Operating income by business segment:
Merchandising	$134,804	$223,745	$(88,941)	(39.8)
Financial Services	172,988	111,650	61,338	54.9

Operating income as a percentage of segment revenue:
Merchandising	3.9%	7.0%	(3.1)%
Financial Services	35.9	26.9	9.0
Total operating income decreased $28 million, or 8.2%, in 2015 compared to 2014, and total operating income as a percentage of total revenue decreased 150 basis points to 7.7% for 2015. The decreases in total operating income and total operating income as a percentage of total revenue were primarily due to increases in consolidated operating expenses and impairment and restructuring charges and a decrease in Internet and catalog sales. These decreases to operating income were partially offset by increases in revenue from our Financial Services segment and an increase in Retail store sales. Operating expenses increased in 2015 compared to 2014 primarily due to additional costs from increases in the number of new stores and costs in related support areas, and due to an increase in incentive compensation in 2015 as we did not incur any incentive compensation expense in 2014.
Under an Intercompany Agreement the Financial Services segment pays a license fee to the Merchandising segment and, among other items, reimburses the Merchandising segment for certain promotional costs. At March 31, 2014, the total risk-based capital ratio of WFB exceeded 13% so an additional license fee of $11 million was paid in April 2014 by the Financial Services segment to the Merchandising segment and was classified in SD&A expenses. Total fees paid under the Intercompany Agreement by the Financial Services segment to the Merchandising segment, including the $11 million payment in 2014 triggered by the excess total risk-based capital ratio provision, increased $2 million in 2015 compared to 2014.

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

Other Non-Operating Income, Net

Other non-operating income was $10 million in 2015 compared to $5 million in 2014 which consisted primarily of interest earned on our EDBs.

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

The quality of our credit card loan portfolio at any time reflects, among other factors: (i) the creditworthiness of cardholders, (ii) general economic conditions, (iii) the success of our account management and collection activities, and (iv) the life-cycle stage of the portfolio. During periods of economic weakness, delinquencies and net charge-offs are more likely to increase. We have mitigated periods of economic weakness by selecting a customer base that is very creditworthy. We use the scores of Fair Isaac Corporation (“FICO”), a widely-used financial metric for assessing an individual’s credit rating, as the primary credit quality indicator. The median FICO score of our credit cardholders was 793 at the end of 2016 and 794 at the end of 2015.

The following table reports delinquencies, including any delinquent non-accrual and restructured credit card loans, as a percentage of our credit card loans, including any accrued interest and fees, in a manner consistent with our monthly external reporting for the years ended:

	2016	2015	2014
Number of days delinquent:
Greater than 30 days	1.05%	0.82%	0.68%
Greater than 60 days	0.66	0.51	0.41
Greater than 90 days	0.36	0.26	0.22
Delinquencies increased in 2016 compared to 2015 due, in part, to generally challenging consumer conditions affecting payment rates. As delinquencies continued to rise, operational changes were made to collections procedures and processes throughout the year. We began to see stabilization in our delinquencies towards the end of 2016, and continue to manage delinquencies and charge-offs through active account management and improved collection practices.

The table below shows delinquent, non-accrual, and restructured loans as a percentage of our credit card loans, including any accrued interest and fees, at the years ended:

	2016	2015	2014
Number of days delinquent and still accruing (excludes non-accrual and restructured loans which are presented below):
Greater than 30 days	0.97%	0.72%	0.58%
Greater than 60 days	0.62	0.45	0.35
Greater than 90 days	0.33	0.23	0.19

Non-accrual loans	0.11	0.14	0.11
Restructured loans	0.54	0.57	0.69
Allowance for Loan Losses and Charge-offs
The allowance for loan losses represents management’s estimate of probable losses inherent in the credit card loan portfolio. For information on the accounting policy, estimates, and assumptions relating to our allowance for loan losses on our credit card loan portfolio, refer to Note 1 “Nature of Business and Summary of Significant Accounting Policies” under the section titled “Allowance for Loan Losses” of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Form 10-K, which is incorporated herein by reference.
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
The following table shows the activity in our allowance for loan losses and charge-off activity for the years ended:

	2016	2015	2014
	(Dollars in Thousands)

Balance, beginning of year	$75,911	$56,572	$53,110
Provision for loan losses	147,661	85,120	61,922

Charge-offs	(130,550)	(91,196)	(76,868)
Recoveries	25,321	25,415	18,408
Net charge-offs	(105,229)	(65,781)	(58,460)
Balance, end of year	$118,343	$75,911	$56,572

Net charge-offs on credit card loans	$(105,229)	$(65,781)	$(58,460)
Charge-offs of accrued interest and fees (recorded as a reduction in interest and fee income)	(15,268)	(10,065)	(8,093)
Total net charge-offs including accrued interest and fees	$(120,497)	$(75,846)	$(66,553)

Net charge-offs, including accrued interest and fees, as a percentage of average credit card loans, including accrued interest and fees	2.35%	1.70%	1.69%
Net charge-offs as a percentage of average credit card loans increased to 2.35% for 2016, up 65 basis points compared to 2015, primarily due to increases in loan delinquencies and decreases in payment and recovery rates. Recovery rates were positively impacted in 2015 due to a bulk sale of bankruptcy loans and acceleration of the timing of a sale of charged-off loans, which resulted in an 11 basis point reduction in the charge-off rate in 2015.

Aging of Credit Cards Loans Outstanding
The following table shows our credit card loans outstanding at the end of 2016 and 2015 segregated by the number of months passed since the accounts were opened.

	2016		2015
	Loans Outstanding	Percentage of Total	Loans Outstanding	Percentage of Total
Months Since Account Opened
	(Dollars in Thousands)

6 months or less	$188,911	3.3%	$207,079	4.1%
7 – 12 months	208,761	3.7	189,040	3.7
13 – 24 months	447,540	7.9	428,820	8.4
25 – 36 months	471,041	8.3	464,060	9.1
37 – 48 months	498,433	8.8	397,484	7.8
49 – 60 months	424,320	7.4	363,506	7.1
61 – 72 months	379,930	6.7	297,274	5.8
73 – 84 months	307,990	5.4	308,502	6.0
More than 84 months	2,765,445	48.5	2,449,173	48.0
Total	$5,692,371	100.0%	$5,104,938	100.0%

Liquidity and Capital Resources

Overview
Our Merchandising segment and our Financial Services segment have significantly differing liquidity and capital needs. We believe that we will have sufficient capital available from cash on hand, our revolving credit facility, and other borrowing sources to fund our cash requirements and near-term growth plans for at least the next 12 months. At the end of 2016 and 2015, cash on a consolidated basis totaled $264 million and $315 million, respectively, of which $150 million and $157 million, respectively, was cash at the Financial Services segment which is utilized to meet this segment’s liquidity requirements. We evaluate the credit markets for securitizations and certificates of deposit to determine the most cost effective source of funds for the Financial Services segment. During 2016, the Financial Services segment issued certificates of deposit, completed a term securitization, and increased its variable funding facilities. We believe that these liquidity sources are sufficient to fund the Financial Services segment’s cash requirements, including maturities and near-term growth plans.
As of December 31, 2016, cash and cash equivalents held by our foreign subsidiaries totaled $103 million. Our intent is to permanently reinvest these funds outside the United States for capital expansion. The Company has not provided United States income taxes and foreign withholding taxes on the portion of undistributed earnings of foreign subsidiaries that the Company considers to be indefinitely reinvested outside of the United States as of the end of year 2016. If these foreign earnings were to be repatriated in the future, the related United States tax liability may be reduced by any foreign income taxes previously paid on these earnings. As of the year ended 2016, the cumulative amount of earnings upon which United States income taxes have not been provided was approximately $194 million. If those earnings were not considered indefinitely reinvested, the Company estimates that an additional income tax expense of approximately $45 million would be recorded. Based on our current projected capital needs and the current amount of cash and cash equivalents held by our foreign subsidiaries, we do not anticipate incurring any material tax costs beyond our accrued tax position in connection with any repatriation, but we may be required to accrue for unanticipated additional tax costs in the future if our expectations or the amount of cash held by our foreign subsidiaries change.
Merchandising Segment – The primary cash requirements of our merchandising business relate to capital for new retail stores, purchases of inventory, investments in our management information systems and infrastructure, and general working capital needs. We historically have met these requirements with cash generated from our merchandising business operations, borrowings under revolving credit facilities, and by issuing debt and equity securities.

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

Our unsecured $775 million revolving credit facility and unsecured senior notes contain certain financial covenants, including the maintenance of minimum debt coverage, a fixed charge coverage ratio, a leverage ratio, and a minimum consolidated net worth standard. In the event that we failed to comply with these covenants, a default would trigger and all principal and outstanding interest would immediately be due and payable. At December 31, 2016, and January 2, 2016, we were in compliance with all financial covenants under our credit agreements and unsecured notes. We anticipate that we will continue to be in compliance with all financial covenants under our credit agreements and unsecured notes through at least the next 12 months.

We have an unsecured $20 million Canadian ("CAD") revolving credit facility for our operations in Canada. Borrowings are payable on demand with interest payable monthly. The credit facility permits the issuance of letters of credit up to $10 million CAD in the aggregate, which reduce the overall credit limit available under the credit facility.
On September 1, 2015, we announced that our Board of Directors approved a share repurchase program authorizing the Company to repurchase up to $500 million of its common stock over a two-year period. This authorization is in addition to the standing annual authorization to repurchase shares to offset dilution resulting from equity-based awards issued under the Company’s equity compensation plans. This share repurchase program does not obligate us to repurchase any outstanding shares of our common stock, and the program may be limited or terminated at any time. We did not engage in any stock repurchase activity in 2016. As of December 31, 2016, up to $426 million of authorization to repurchase our common stock remained under this program. Pursuant to the terms of the Merger Agreement, the Company generally may not repurchase shares of its common stock, except in connection with the exercise of outstanding stock options or the settlement of restricted stock unit awards. As a result, the Company does not anticipate repurchasing any further shares under this program.
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

During 2016, the Financial Services segment issued $507 million in certificates of deposit and completed a term securitization totaling $1.0 billion. Additionally, the Financial Services segment increased the three variable funding facilities and extended the maturity dates as follows:

•	the Series 2008-III facility from $300 million due March 2018 to $500 million total capacity, with $200 million due October 2017 and $300 million due March 2018,

•	the Series 2011-I facility from $300 million due March 2016 to $1.3 billion total capacity, with $800 million due March 2018 and $500 million due March 2019, and

•	the Series 2011-III facility from $500 million due March 2017 to $1.2 billion total capacity, with $700 million due March 2018 and $500 million due September 2019.

We believe that these liquidity sources are sufficient to fund the Financial Services segment’s foreseeable cash requirements, including maturities and near-term growth plans. The Trust has three term securitizations totaling $500 million, $300 million, and $500 million with expected principal payment due dates of February 2017, March 2017, and June 2017, respectively. The principal payments are expected to be funded from restricted cash generated from credit card operations of the Trust.

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
Effective January 2015, WFB was subject to the interim final rules and the joint final rules adopted by the FDIC in July 2013 pertaining to the implementation of regulatory capital reforms recommended by the Basel Committee on Banking Supervision in December 2010, and capital reforms required by the Reform Act. These rules revised the agencies’ prompt corrective action framework by introducing a “common equity tier 1 capital” requirement and a higher “minimum tier 1 capital” requirement. The impact of the adoption of these rules was minimal to WFB.

For a discussion of other additional legislative and regulatory developments that pertain to the Financial Services segment, refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Current Business Environment – Developments in Legislation and Regulation.”
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

The total amounts and maturities for our credit card securitizations as of December 31, 2016, were as follows:

		Total Available Capacity	Third Party Investor Available Capacity	Third Party Investor Outstanding
					Interest Rate	Expected Maturity
Series	Type
(Dollars in Thousands)

Series 2012-I (1)	Term	$350,000	$275,000	$275,000	Fixed	February 2017
Series 2012-I (1)	Term	150,000	150,000	150,000	Floating	February 2017
Series 2012-II	Term	375,000	300,000	300,000	Fixed	June 2017
Series 2012-II	Term	125,000	125,000	125,000	Floating	June 2017
Series 2013-I	Term	385,000	327,250	327,250	Fixed	February 2023
Series 2013-II	Term	152,500	100,000	100,000	Fixed	August 2018
Series 2013-II	Term	197,500	197,500	197,500	Floating	August 2018
Series 2014-I	Term	45,000	—	—	Fixed	March 2017
Series 2014-I	Term	255,000	255,000	255,000	Floating	March 2017
Series 2014-II	Term	60,000	—	—	Fixed	July 2019
Series 2014-II	Term	340,000	340,000	340,000	Floating	July 2019
Series 2015-I	Term	275,000	218,750	218,750	Fixed	March 2020
Series 2015-I	Term	100,000	100,000	100,000	Floating	March 2020
Series 2015-II	Term	300,000	240,000	240,000	Fixed	July 2020
Series 2015-II	Term	100,000	100,000	100,000	Floating	July 2020
Series 2016-I	Term	720,000	570,000	570,000	Fixed	June 2019
Series 2016-I	Term	280,000	280,000	280,000	Floating	June 2019
Total term		4,210,000	3,578,500	3,578,500

Series 2008-III	Variable Funding	578,035	500,000	—	Floating	March 2018
Series 2011-I	Variable Funding	1,529,412	1,300,000	300,000	Floating	March 2019
Series 2011-III	Variable Funding	1,411,765	1,200,000	120,000	Floating	September 2019
Total variable		3,519,212	3,000,000	420,000
Total available		$7,729,212	$6,578,500	$3,998,500

(1)	On February 15, 2017, the Series 2012-I notes totaling $425 million were repaid in full using restricted cash of the Trust.

The securitized credit card loans of the Financial Services segment could experience poor performance, including increased delinquencies and credit losses, lower payment rates, or a decrease in excess spreads below certain thresholds. This could result in a downgrade or withdrawal of the ratings on the outstanding securities issued in the Financial Services segment’s securitization transactions, cause early amortization of these securities, or result in higher required credit enhancement levels. Credit card loans performed within established guidelines and no events which could trigger an early amortization occurred during the years ended December 31, 2016, and January 2, 2016.

The Financial Services segment utilizes brokered and non-brokered certificates of deposit to partially finance its operating activities. The Financial Services segment issues certificates of deposit in a minimum amount of one hundred thousand dollars in various maturities. At December 31, 2016, the Financial Services segment had $1.2 billion of certificates of deposit outstanding with maturities ranging from January 2017 to July 2023 and with a weighted average effective annual fixed rate of 1.89%. This outstanding balance compares to $880 million at January 2, 2016, with a weighted average effective annual fixed rate of 2.23%. For a summary schedule of the contractual maturities of our certificates of deposit for the last two years, refer to Note 10 “Time Deposits” of the Notes to Consolidated Financial Statements.

Operating, Investing and Financing Activities
The following table presents changes in our cash and cash equivalents for the years ended:

	2016	2015	2014
	(In Thousands)

Net cash provided by operating activities	$465,400	$331,939	$260,730
Net cash used in investing activities	(828,871)	(778,663)	(1,266,302)
Net cash provided by financing activities	311,178	629,462	954,024
2016 versus 2015
Operating Activities – Net cash provided by operating activities was $465 million in 2016, a net increase of $133 million compared to 2015. Comparing the respective years, we had net increases of $32 million in net credit card loans originated at Cabela's through our merchandising business, $31 million in inventories due to the addition of new retail stores, $28 million in income taxes, and $22 million in other long-term liabilities. In addition, our net cash provided by operating activities was positively impacted by the non-cash adjustment of $63 million in provision for loan losses due to increases in loan delinquencies and, to a lesser extent, growth in the average outstanding balance of credit card loans.
Partially offsetting these increases to operating activities were net decreases of $38 million relating to accounts payable and accrued expenses and other liabilities primarily due to increases in inventories and in the number of retail stores and $5 million in gift instruments, credit card rewards, and loyalty rewards programs due to increased volume.
Investing Activities – Cash used in investing activities increased $50 million in 2016 compared to 2015 primarily due to a net change of $302 million in restricted cash of the Trust, which was used to repay $255 million of Series 2011-II and $255 million of Series 2011-IV notes in full in June 2016 and October 2016, respectively, and a decrease in cash of $25 million related to our credit card loan activity from outside sources. Cash paid for property and equipment totaled $151 million in 2016 compared to $413 million in 2015. At December 31, 2016, the Company estimated it had total cash commitments of approximately $95 million outstanding for projected expenditures related to the development, construction, and completion of new retail stores. We expect to fund these estimated capital expenditures over the next 12 months with funds from operations and borrowings.
Financing Activities – Cash provided by financing activities decreased $318 million in 2016 compared to 2015, primarily due to a decrease in net borrowings on secured obligations of the Trust by the Financial Services segment of $261 million, partially offset by an increase of $215 million in time deposits which the Financial Services segment utilizes as a source in funding its credit card operations. We also had net increases of $292 million in net borrowings on our revolving credit facilities and $33 million in unpresented checks comparing the respective years. We issued $550 million of senior secured notes in 2015 and repaid our existing unsecured notes for $215 million due February 27, 2016. In addition, we repurchased shares of our common stock at a cost of $174 million in 2015. We did not engage in any stock repurchase activity in 2016.
The following table presents the borrowing activities, net of repayments, of our Merchandising and Financial Services business segments for the years ended:

	2016	2015
	(In Thousands)

Borrowings (repayments) on revolving credit facilities and inventory financing, net	$119,523	$(172,015)
Secured obligations of the Trust, net of repayments	105,000	366,250
Issuance (repayments) of long-term debt, net	(223,452)	541,566
Borrowings, net of repayments	$1,071	$735,801

The following table summarizes our availability under the Company’s debt and credit facilities, excluding the facilities of the Financial Services segment, at the years ended:

	2016	2015
	(In Thousands)

Amounts available for borrowing under credit facilities (1)	$775,000	$775,000
Principal amounts outstanding	(115,000)	—
Outstanding letters of credit and standby letters of credit	(19,242)	(20,246)
Remaining borrowing capacity, excluding the Financial Services segment facilities	$640,758	$754,754

(1)	Consists of our revolving credit facility of $775 million which expires on June 18, 2019.
Our $775 million unsecured credit agreement requires us to comply with certain financial and other customary covenants, including:

•	a fixed charge coverage ratio (as defined) of no less than 2.00 to 1 as of the last day of any fiscal quarter for the most recently ended four fiscal quarters (as defined);

•	a leverage ratio (as defined) of no more than 3.00 to 1 as of the last day of any fiscal quarter; and

•	a minimum consolidated net worth standard (as defined) as of the last day of each fiscal quarter.

In addition, our unsecured senior notes contain various covenants and restrictions that are usual and customary for transactions of this type. Also, the debt agreements contain cross default provisions to other outstanding credit facilities. In the event that we failed to comply with these covenants, a default would trigger and all principal and outstanding interest would immediately be due and payable. At December 31, 2016, we were in compliance with all financial covenants under our credit agreements and unsecured notes. We anticipate that we will continue to be in compliance with all financial covenants under our credit agreements and unsecured notes through the next 12 months.
We also have an unsecured $20 million CAD credit facility with no outstanding balances at the end of 2016 or 2015. The Financial Services segment also has total borrowing availability of $100 million under its agreements to borrow federal funds. At December 31, 2016, the entire $100 million of borrowing capacity was available.
2015 versus 2014
Operating Activities – Net cash provided by operating activities was $332 million in 2015, a net increase of $69 million compared to 2014. Comparing the respective years, we had a net increase of $84 million related to income taxes, as we paid a deposit of $50 million in 2014 for federal taxes related to prior period uncertain tax positions, a net increase of $50 million in inventories, and an increase of $23 million in provision for loan losses. The increase in inventories in 2015 was primarily due to the addition of new retail stores as inventory levels totaled $819 million at the end of 2015 compared to $760 million at the end of 2014. Mostly offsetting these increases were net decreases of $32 million relating to accounts payable and accrued expenses and other liabilities primarily due to increases in inventories and in the number of retail stores; $25 million in other long-term liabilities due to changes related to prior period uncertain positions; $22 million in gift instruments, credit card rewards, and loyalty rewards programs due to increased volume; and $22 million in prepaid expenses and other assets.
Investing Activities – Cash used in investing activities increased $488 million in 2015 compared to 2014 primarily due to the use of $605 million in restricted cash of the Trust. Restricted cash of the Trust was used to repay $468 million of Series 2010-I and Series 2010-II notes in 2015 and totaled $41 million at January 2, 2016, compared to $335 million at December 27, 2014. Cash paid for property and equipment totaled $413 million in 2015 compared to $441 million in 2014. At January 2, 2016, the Company estimated it had total cash commitments of approximately $182 million outstanding for projected expenditures related to the development, construction, and completion of new retail stores. In addition, we had a net decrease in cash of $142 million related to our credit card loan activity from outside sources.

Financing Activities – Cash provided by financing activities decreased $322 million in 2015 compared to 2014. This net change in cash was primarily due to an decrease in net borrowings on secured obligations of the Trust by the Financial Services segment of $659 million. Our Series 2010-I and Series 2010-II notes totaling $468 million were repaid in 2015 using restricted cash of the Trust, secured variable funding obligations totaling $480 million of the Trust were repaid, and $45 million in variable funding facilities was borrowed in 2014. We also had net decreases comparing the respective years of $292 million in net borrowings on our revolving credit facilities and $31 million in unpresented checks. Lastly, in 2015, we repurchased shares of our common stock at a cost of $174 million. These decreases were partially offset by our issuance in 2015 of $550 million of senior unsecured notes and an increase of $337 million in time deposits compared to 2014, which the Financial Services segment utilized as a source in funding its credit card operations.
Economic Development Bonds and Grants
In the past, we have negotiated government economic development arrangements with many local and state governments relating to the construction of a number of our new retail stores, including free land, monetary grants, and the recapture of incremental sales, property, or other taxes through EDBs. Where appropriate, we intend to continue to utilize economic development arrangements with state and local governments to offset some of the construction costs and improve the return on investment of our new retail stores. At December 31, 2016, and January 2, 2016, EDBs totaled $70 million and $84 million, respectively. In the fourth quarter of 2016, we identified three EDBs where the actual tax revenues associated with these properties were lower than previously projected. Refer to Note 1 “Nature of Business and Summary of Significant Accounting Policies” of the Notes to Consolidated Financial Statements under the section entitled “Government Economic Assistance and Economic Development Bonds” for information on our procedures used to analyze the amounts and timing of projected cash flows to be received from our EDBs and to Note 14 “Impairment and Restructuring Charges” for details on the impairment loss incurred in 2016.

We have also received grant funding in exchange for commitments made by us to the state or local government providing the funding. The commitments, such as assurance of agreed employment and wage levels at our retail stores or that the retail store will remain open, typically phase out over approximately five to ten years. If we fail to maintain the commitments during the applicable period, the funds we received may have to be repaid or other adverse consequences may arise, which could affect our cash flows and profitability. At December 31, 2016, and January 2, 2016, the total amount of grant funding subject to a specific contractual remedy was $26 million and $43 million, respectively. At December 31, 2016, and January 2, 2016, we had recorded $1 million and $17 million, respectively, in the consolidated balance sheets relating to these grants. In October 2016, we paid $16 million to satisfy in full a liability judgment entered against the Company in February 2014 related to a radius restriction of a retail store and associated incentives and value of real property that had been recognized as a liability in the Company’s consolidated balance sheets.

Impact of Inflation
We do not believe that our operating results have been materially affected by inflation during the preceding three years. We cannot assure, however, that our operating results will not be adversely affected by inflation in the future.

Contractual Obligations and Other Commercial Commitments
The following tables provide summary information concerning our future contractual obligations at December 31, 2016.

	2017	2018	2019	2020	2021	Thereafter	Total
	(In Thousands)

Long-term debt (1)	$79,687	$8,143	$115,000	$100,000	$—	$450,000	$752,830
Interest payments on long-term debt (2)	23,529	21,119	20,826	20,826	17,596	42,171	146,067
Operating leases	23,791	23,768	23,267	22,602	22,091	279,401	394,920
Time deposits by maturity	177,015	320,373	154,739	175,305	111,868	229,557	1,168,857
Interest payments on time deposits	21,177	17,844	13,934	10,676	7,147	8,742	79,520
Secured obligations of the Trust	1,525,000	297,500	1,190,000	658,750	—	327,250	3,998,500
Interest payments on secured obligations of the Trust (2)	49,736	43,479	31,367	14,367	8,869	10,347	158,165
New store construction obligations and grant commitments (3)	83,873	38,954	609	586	425	2,783	127,230
Purchase obligations (4)	574,773	24,003	11,692	2,271	9	—	612,748
Unrecognized tax benefits (5)	—	—	—	—	—	74,737	74,737
Total	$2,558,581	$795,183	$1,561,434	$1,005,383	$168,005	$1,424,988	$7,513,574

(1)	Includes $12 million in capital lease obligations classified as current portion of long-term debt in our consolidated balance sheets.

(2)
These amounts do not include estimated interest payments due under our revolving credit facilities or our secured variable funding obligations because the amount that will be borrowed under these facilities in future years is uncertain.

(3)
Consists of $95 million for estimated contractual obligations and commitments related to the development, construction, and completion of new retail stores and $32 million in grant funding commitments.

(4)
Our purchase obligations relate primarily to purchases of inventory, shipping, and other goods and services in the ordinary course of business under binding purchase orders or contracts. The amount of purchase obligations shown is based on assumptions regarding the legal enforceability against us of purchase orders or contracts we had outstanding at the end of 2016. Under different assumptions regarding our rights to cancel our purchase orders or contracts, or different assumptions regarding the enforceability of the purchase orders or contracts under applicable laws, the amount of purchase obligations shown in the preceding table would be less.

(5)
Amounts for unrecognized tax benefits, including accrued interest, are not reflected in years 2017 through 2021 since the ultimate amount and timing of any future cash settlements cannot be predicted with reasonable certainty.

The following table provides summary information concerning other commercial commitments at December 31, 2016:

(In Thousands)

Letters of credit (1)	$7,138
Standby letters of credit (1)	12,104
Revolving line of credit for boat and ATV inventory (2)	22,425
Cabela’s issued letters of credit	48,878
Bank – federal funds (3)	—
Secured variable funding obligations of the Trust (4)	420,000
Total	$510,545

(1)	Our credit agreement permits the issuance of letters of credit up to $75 million and swing line loans up to $30 million.

(2)	The line of credit for boat and all-terrain vehicles financing is limited by the $775 million revolving line of credit to $75 million of secured collateral.

(3)	The maximum amount that can be borrowed on the federal funds agreements is $100 million.

(4)	The maximum amount that can be borrowed from third party investors on the variable funding facilities is $3 billion.
Off-Balance Sheet Arrangement
Credit Card Limits – The Financial Services segment bears off-balance sheet risk in the normal course of its business. One form of this risk is through the Financial Services segment’s commitment to extend credit to cardholders up to the maximum amount of their credit limits. The aggregate of such potential funding requirements totaled $36 billion above existing balances at the end of December 31, 2016. These funding obligations are not included in our consolidated balance sheets. While the Financial Services segment has not experienced, and does not anticipate that it will experience, a significant draw down of unfunded credit lines by its cardholders, such an event would create a cash need at the Financial Services segment which likely could not be met by our available cash and funding sources. The Financial Services segment has the right to reduce or cancel these available lines of credit at any time.

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
For a summary of our significant accounting policies, refer to Note 1 “Nature of Business and Summary of Significant Accounting Policies” of the Notes to Consolidated Financial Statements. We believe the accounting policies discussed below represent accounting policies we apply that are the most critical to understanding our consolidated financial statements.

Merchandise Revenue Recognition – Revenue is recognized on our Internet and catalog sales when merchandise is delivered to the customer with the point of delivery based on our estimate of shipping time to the customer. We recognize reserves for estimated product returns based upon our historical return experience and expectations. Had our estimate of merchandise in-transit to customers and our estimate of product returns been different by 10% at the end of 2016, our operating income would have been higher or lower by approximately $1 million. Sales of gift instruments are recorded in merchandise revenue when the gift instruments are redeemed in exchange for merchandise or services and as a liability prior to redemption. We recognize breakage on gift instruments as revenue when the probability of redemption is remote. Had our estimate of breakage on our recorded liability for gift instruments been different by 10% of the recorded liability at the end of 2016, our merchandise revenue would have been higher or lower by approximately $1 million.

Inventories – Inventories are stated at the lower of average cost or market. All inventories are finished goods. We estimate the provision for inventory shrinkage based on our historical inventory accuracy rates as determined by periodic and annual cycle counts. The provision for damaged goods from returns is based upon our historical experience. We estimate provisions for obsolete or slow moving inventory based on historical loss, specific identification, product performance statistics, and future merchandising objectives. Had our estimated inventory reserves been different by 10% at the end of 2016, our cost of sales would have been higher or lower by approximately $3 million.
Allowance for Loan Losses on Credit Cards – The allowance for loan losses represents management’s estimate of probable losses inherent in the credit card loan portfolio. The allowance for loan losses is established through a charge to the provision for loan losses and is evaluated by management for adequacy. The measurement of the overall allowance is subject to estimation risk, and the amount of actual losses can vary significantly from the estimated amounts. For example, had management’s estimate of net losses over the next 12 months been different by 10% at the end of 2016, the Financial Services segment’s allowance for loan losses and provision for loan losses would have changed by approximately $12 million.
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
Economic Development Bonds – On a quarterly basis, we revalue our EDBs and evaluate the projected underlying cash flows to determine if the carrying amount of such EDB can be recovered. To the extent the expected cash flows are not sufficient to recover the carrying amount, the bonds are assessed for impairment. Deficiencies in projected discounted cash flows below the recorded carrying amount of the EDB evidences that we do not expect to recover the cost basis. Consequently, the valuation results in an other than temporary impairment. Had our fair value estimates been lower by 10% at the end of 2016, the value of EDBs would have been approximately $7 million less with the unrealized loss reflected in comprehensive income if the loss was deemed to be temporary. Any declines in the fair value of available-for-sale EDBs below cost that are deemed to be other than temporary are reflected in earnings as realized losses.
Income Taxes – Income taxes are estimated for each jurisdiction in which we operate and require significant judgment, the use of estimates, and the interpretation and application of complex tax laws. Significant judgment is required in determining the timing and amounts of deductible and taxable items, and in evaluating the ultimate resolution of tax matters in dispute with tax authorities. Deferred tax assets and liabilities are provided for based on these assessments. We record a liability for unrecognized tax benefits resulting from tax positions taken, or expected to be taken, in an income tax return. We periodically reassess these probabilities and record any changes in the consolidated financial statements based on an evaluation of new information. We have not provided United States income taxes on undistributed earnings of foreign subsidiaries that we consider to be indefinitely reinvested outside of the United States as of the end of 2016. If these foreign earnings were to be repatriated in the future, the related United States tax liability may be reduced by any foreign income taxes previously paid on these earnings. We have reserved for potential adjustments to the provision for income taxes that may result from examinations by tax authorities, and we believe that the final outcome of these examinations or agreements will not have a material effect on our financial condition, results of operations, or cash flows.
Recent Accounting Standards and Pronouncements
Refer to Note 25 “Accounting Pronouncements” of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Form 10-K, which is incorporated herein by reference.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to interest rate risk through the operations of the Financial Services segment, and, to a lesser extent, through our merchandising operations. We also are exposed to foreign currency risk through our merchandising operations.

Financial Services Segment Interest Rate Risk – Interest rate risk refers to changes in earnings due to interest rate changes. To the extent that interest income collected on credit card loans and interest expense on certificates of deposit and secured obligations of the Trust do not respond equally to changes in interest rates, or that rates do not change uniformly, earnings could be affected. The variable rate credit card loans are indexed to the one-month London Interbank Offered Rate (“LIBOR”) and the credit card portfolio is segmented into risk-based pricing tiers each with a different interest margin. Variable rate secured obligations of the Trust are indexed to LIBOR-based rates of interest and are periodically repriced. Certificates of deposit and fixed rate secured obligations of the Trust are priced at the current prevailing market rate at the time of issuance. We manage and mitigate our interest rate sensitivity through several techniques, including managing the maturity, repricing, and mix of fixed and variable assets and liabilities by issuing fixed rate secured obligations of the Trust or certificates of deposit and by indexing the customer rates to the same index as our secured obligations of the Trust.
The table below shows the mix of our credit card account balances as a percentage of total balances outstanding at the years ended:

	2016	2015	2014

Balances carrying an interest rate based upon various interest rate indices	71.4%	68.4%	65.9%
Balances carrying an interest rate of 7.99% or 9.99%	4.2	4.6	4.6
Balances carrying a promotional interest rate of 0.00%	0.3	—	—
Balances not carrying interest because the previous month balance was paid in full	24.1	27.0	29.5
	100.0%	100.0%	100.0%
Charges on the credit cards issued by the Financial Services segment were priced at a margin over various defined lending rates. No interest is charged if the account is paid in full within 25 days of the billing cycle, which represented 24.1% of total balances outstanding at the end of 2016.
Management has performed several interest rate risk analyses to measure the effects of the timing of the repricing of our interest sensitive assets and liabilities. Based on these analyses, at the end of 2016, we believe that an increase in LIBOR is more likely. Therefore, we believe that an immediate increase in LIBOR of 50 basis points would cause a pre-tax increase to projected earnings of approximately $9 million for the Financial Services segment over the next 12 months.

Merchandising Business Interest Rate Risk – The interest payable on our line of credit is based on variable interest rates and therefore affected by changes in market interest rates. If interest rates on existing variable rate debt increased 1.0%, our interest expense and results from operations and cash flows would not be materially affected.
Foreign Currency Risk – We purchase a significant amount of inventory from vendors outside of the United States in transactions that are primarily in U. S. dollars. Any currency risks related to our international purchase transactions in currencies other than the U. S. dollar are immaterial to us. A decline in the relative value of the U. S. dollar to other foreign currencies could, however, lead to increased merchandise costs. For our retail operations in Canada, we intend to fund all transactions in Canadian dollars and utilize cash held by our foreign subsidiaries as well as our unsecured revolving credit agreement of $20 million CAD to fund such operations. As our operations in Canada continue to expand, a sustained decline in the relative value of the Canadian dollar to the U.S. dollar could negatively impact our consolidated results of operations.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Cabela’s Incorporated and Subsidiaries
Sidney, Nebraska

We have audited the accompanying consolidated balance sheets of Cabela’s Incorporated and Subsidiaries (the “Company”) as of December 31, 2016 and January 2, 2016, and the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2016. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Cabela’s Incorporated and Subsidiaries as of December 31, 2016 and January 2, 2016, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2016, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 16, 2017, expressed an unqualified opinion on the Company’s internal control over financial reporting.
/s/ Deloitte & Touche LLP

DELOITTE & TOUCHE LLP
Omaha, Nebraska
February 16, 2017

CABELA’S INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Dollars in Thousands Except Earnings Per Share)

	Fiscal Years
	2016	2015	2014
Revenue:
Merchandise sales	$3,558,019	$3,481,375	$3,200,219
Financial Services revenue	543,061	502,543	430,385
Other revenue	28,279	13,784	17,046
Total revenue	4,129,359	3,997,702	3,647,650

Cost of revenue:
Merchandise costs (exclusive of depreciation and amortization)	2,413,850	2,286,554	2,058,891
Cost of other revenue	13,135	378	1,398
Total cost of revenue (exclusive of depreciation and amortization)	2,426,985	2,286,932	2,060,289

Selling, distribution, and administrative expenses	1,414,312	1,387,647	1,251,325
Impairment and restructuring charges	14,122	15,331	641

Operating income	273,940	307,792	335,395

Interest expense, net	(31,481)	(22,882)	(21,842)
Other non-operating income, net	5,141	9,717	4,924

Income before provision for income taxes	247,600	294,627	318,477
Provision for income taxes	100,653	105,297	116,762
Net income	$146,947	$189,330	$201,715

Earnings per basic share	$2.15	$2.70	$2.84
Earnings per diluted share	$2.13	$2.67	$2.81

Basic weighted average shares outstanding	68,323,540	70,102,715	70,987,168
Diluted weighted average shares outstanding	68,996,664	70,968,913	71,877,856

Refer to notes to consolidated financial statements.

CABELA’S INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In Thousands)

	Fiscal Years
	2016	2015	2014

Net income	$146,947	$189,330	$201,715
Other comprehensive income (loss):
Foreign currency translation adjustments	6,986	(39,784)	(14,821)
Unrealized gain (loss) on economic development bonds, net of taxes of $(1,051), $500, and $2,938	(1,994)	576	4,839
Total other comprehensive income (loss)	4,992	(39,208)	(9,982)
Comprehensive income	$151,939	$150,122	$191,733

Refer to notes to consolidated financial statements.

CABELA’S INCORPORATED AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands Except Par Values)

	December 31, 2016	January 2, 2016
ASSETS
CURRENT
Cash and cash equivalents	$263,825	$315,066
Restricted cash of the Trust	48,697	40,983
Accounts receivable, net	76,140	79,330
Credit card loans (includes restricted credit card loans of the Trust of $5,661,101 and $5,066,660), net of allowance for loan losses of $118,343 and $75,911	5,579,575	5,035,267
Inventories	860,360	819,271
Prepaid expenses and other current assets	132,250	117,330
Income taxes receivable	75,731	77,698
Total current assets	7,036,578	6,484,945
Property and equipment, net	1,807,209	1,811,302
Deferred income taxes	—	28,042
Other assets	127,037	138,715
Total assets	$8,970,824	$8,463,004

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT
Accounts payable, including unpresented checks of $41,132 and $23,580	$347,784	$281,985
Gift instruments, credit card rewards, and loyalty rewards programs	387,865	365,427
Accrued expenses and other liabilities	172,744	224,733
Time deposits	177,015	215,306
Current maturities of secured variable funding obligations of the Trust	420,000	655,000
Current maturities of secured long-term obligations of the Trust, net	1,104,685	509,673
Current maturities of long-term debt, net	79,677	223,452
Total current liabilities	2,689,770	2,475,576
Long-term time deposits	991,842	664,593
Secured long-term obligations of the Trust, less current maturities, net	2,466,576	2,721,259
Long-term debt, less current maturities, net	671,509	635,898
Deferred income taxes	7,288	—
Other long-term liabilities	132,240	137,035

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Preferred stock, $0.01 par value; Authorized – 10,000,000 shares; Issued – none	—	—
Common stock, $0.01 par value:
Class A Voting, Authorized – 245,000,000 shares
Issued – 71,595,020 and 71,595,020 shares
Outstanding – 68,502,256 and 67,818,715 shares	716	716
Additional paid-in capital	384,353	389,754
Retained earnings	1,798,809	1,651,862
Accumulated other comprehensive loss	(45,922)	(50,914)
Treasury stock, at cost – 3,092,764 and 3,776,305 shares	(126,357)	(162,775)
Total stockholders’ equity	2,011,599	1,828,643
Total liabilities and stockholders’ equity	$8,970,824	$8,463,004

Refer to notes to consolidated financial statements.

CABELA’S INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
	Fiscal Years
	2016	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$146,947	$189,330	$201,715
Adjustments to reconcile net income to net cash flows by operating activities:
Depreciation and amortization	150,163	132,696	113,097
Impairment and restructuring charges	15,878	12,532	641
Stock-based compensation	24,758	21,615	17,498
Deferred income taxes	36,381	(20,188)	(11,562)
Provision for loan losses	147,661	85,120	61,922
Other, net	(16,870)	(1,517)	139
Changes in operating assets and liabilities, net:
Accounts receivable	2,420	(18,065)	(19,468)
Credit card loans originated from internal operations, net	(6,830)	(39,292)	(26,436)
Inventories	(38,921)	(70,207)	(119,751)
Prepaid expenses, other current assets, and other assets	(8,971)	(21,778)	(2,220)
Accounts payable and accrued expenses and other liabilities	(8,687)	29,118	58,531
Gift instruments, credit card rewards, and loyalty rewards programs	22,212	27,280	49,064
Other long-term liabilities	(2,707)	(24,944)	415
Income taxes receivable	1,966	30,239	(62,855)
Net cash provided by operating activities	465,400	331,939	260,730

CASH FLOWS FROM INVESTING ACTIVITIES:
Property and equipment additions	(150,948)	(412,716)	(440,891)
Proceeds from sale of other property	10,000	—	—
Change in credit card loans originated externally, net	(685,139)	(659,910)	(518,041)
Change in restricted cash of the Trust, net	(7,714)	293,829	(311,621)
Other investing changes, net	4,930	134	4,251
Net cash used in investing activities	(828,871)	(778,663)	(1,266,302)

CASH FLOWS FROM FINANCING ACTIVITIES:
Change in unpresented checks net of bank balance	17,552	(15,210)	16,073
Change in time deposits, net	288,958	73,843	(263,306)
Borrowings on secured obligations of the Trust	4,005,000	3,098,750	1,380,000
Repayments on secured obligations of the Trust	(3,900,000)	(2,732,500)	(355,000)
Borrowings on revolving credit facilities and inventory financing	1,346,865	1,517,068	1,616,189
Repayments on revolving credit facilities and inventory financing	(1,227,342)	(1,689,083)	(1,431,332)
Issuance of long-term debt	—	550,000	—
Payments on long-term debt	(223,452)	(8,434)	(8,418)
Exercise of employee stock options and tax withholdings on share-based payment awards	1,163	(938)	(4,982)
Excess tax benefits from exercise of employee stock options, net	5,564	15,038	7,551
Common stock repurchased	—	(174,124)	—
Debt issuance costs paid	(3,130)	(4,948)	(2,751)
Net cash provided by financing activities	311,178	629,462	954,024

Effect of exchange rates on cash and cash equivalents	1,052	(10,430)	(4,766)

Net change in cash and cash equivalents	(51,241)	172,308	(56,314)
Cash and cash equivalents, at beginning of year	315,066	142,758	199,072
Cash and cash equivalents, at end of year	$263,825	$315,066	$142,758

Refer to notes to consolidated financial statements.

CABELA’S INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Dollars in Thousands)
					Accumulated Other Comprehensive Income (Loss)
	Common Stock Shares		Additional Paid-In Capital
		Common Stock		Retained Earnings		Treasury Stock	Total

BALANCE, beginning of 2014	70,630,866	$706	$346,535	$1,260,817	$(1,724)	$—	$1,606,334
Net income	—	—	—	201,715	—	—	201,715
Other comprehensive loss	—	—	—	—	(9,982)	—	(9,982)
Stock-based compensation	—	—	16,874	—	—	—	16,874
Exercise of employee stock options and tax withholdings on share-based payment awards	462,350	5	(4,987)	—	—	—	(4,982)
Excess tax benefit on employee stock option exercises	—	—	7,551	—	—	—	7,551
BALANCE, end of 2014	71,093,216	711	365,973	1,462,532	(11,706)	—	1,817,510
Net income	—	—	—	189,330	—	—	189,330
Other comprehensive loss	—	—	—	—	(39,208)	—	(39,208)
Common stock repurchased	—	—	—	—	—	(174,124)	(174,124)
Stock-based compensation	—	—	21,035	—	—	—	21,035
Exercise of employee stock options and tax withholdings on share-based payment awards	501,804	5	(12,292)	—	—	11,349	(938)
Excess tax benefit on employee stock option exercises, net of stock related income tax adjustments	—	—	15,038	—	—	—	15,038
BALANCE, end of 2015	71,595,020	716	389,754	1,651,862	(50,914)	(162,775)	1,828,643
Net income	—	—	—	146,947	—	—	146,947
Other comprehensive income	—	—	—	—	4,992	—	4,992
Stock-based compensation	—	—	24,290	—	—	—	24,290
Exercise of employee stock options and tax withholdings on share-based payment awards	—	—	(35,255)	—	—	36,418	1,163
Excess tax benefit on employee stock option exercises, net of stock related income tax adjustments	—	—	5,564	—	—	—	5,564
BALANCE, end of 2016	71,595,020	$716	$384,353	$1,798,809	$(45,922)	$(126,357)	$2,011,599

Refer to notes to consolidated financial statements.

CABELA’S INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands Except Share and Per Share Amounts)

1.    NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Nature of Business – Cabela’s Incorporated is a retailer of hunting, fishing, and outdoor gear, offering products through its retail stores, websites in the United States and Canada, and regular and specialty catalog mailings. Cabela’s Incorporated operates 85 retail stores, 74 located in 36 states and 11 located in six Canadian provinces. World’s Foremost Bank (“WFB,” “Financial Services segment,” or “Cabela’s CLUB”), a Nebraska banking corporation and a wholly-owned bank subsidiary of Cabela’s Incorporated, is a limited purpose bank formed under the Competitive Equality Banking Act of 1987. The lending activities of WFB are limited to credit card lending and its deposit issuance is limited to time deposits of at least one hundred thousand dollars.
Principles of Consolidation – The consolidated financial statements include the accounts of Cabela’s Incorporated and its wholly-owned subsidiaries (“Cabela’s,” “Company,” “we,” or “our”). All intercompany accounts and transactions have been eliminated in consolidation. Certain reclassifications were made to the previously reported 2015 consolidated financial statements to conform to the 2016 presentation. WFB is the primary beneficiary of the Cabela’s Master Credit Card Trust and related entities (collectively referred to as the “Trust”) under the guidance of Accounting Standards Codification (“ASC”) Topics 810, Consolidations, and 860, Transfers and Servicing. Accordingly, the Trust was consolidated for all reporting periods of Cabela’s in this report. As the servicer and the holder of retained interests in the Trust, WFB has the powers to direct the activities that most significantly impact the Trust’s economic performance and the right to receive significant benefits or obligations to absorb significant losses of the Trust. The credit card loans of the Trust are recorded as restricted credit card loans and the liabilities of the Trust are recorded as secured obligations.

Reporting Year – The Company follows a 52/53 week fiscal year-end cycle. Unless otherwise stated, the fiscal years referred to in the notes to these consolidated financial statements are the 52 weeks ended December 31, 2016 (“2016” or “year ended 2016”), the 53 weeks ended January 2, 2016 (“2015” or “year ended 2015”), and the 52 weeks ended December 27, 2014 (“2014” or “year ended 2014”). WFB follows a calendar fiscal period so each fiscal year ends on December 31st. The effect of the extra week in 2015 on total revenue was an increase of $84 million.
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
Segment Reporting – Effective the beginning of fiscal year 2016, the Company realigned its organizational structure and updated its reportable operating segments. The Company now accounts for its operations as two operating segments: Merchandising and Financial Services. For more information on this change in segments see Note 23 “Segment Reporting” of the Notes to Consolidated Financial Statements.
Revenue Recognition – Revenue is recognized for retail store sales at the time of the sale in the store and for Internet and catalog sales when the merchandise is delivered to the customer. The Company recognizes a reserve for estimated product returns based on its historical returns experience. Shipping fees charged to customers are included in merchandise sales and shipping costs are included in merchandise costs.
Revenue from the sale of gift certificates and gift cards (“gift instruments”) is recognized in revenue when the gift instruments are redeemed for merchandise or services. The Company records gift instrument breakage as revenue when the probability of redemption is remote. The Company recognizes breakage on gift instruments four years after issuance based on historical redemption rates. Total gift instrument breakage was $11 million, $10 million, and $9 million for 2016, 2015, and 2014, respectively. Cabela’s gift instrument liability at the end of 2016 and 2015 was $195 million and $184 million, respectively.

CABELA’S INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Tables are in Thousands Except Share and Per Share Amounts)

The dollar amount of related points associated with the Company’s loyalty rewards programs for Cabela’s CLUB issued credit cards are accrued as earned by the cardholder, principally from transactions with unrelated parties, and recorded as a reduction in Financial Services segment revenue. When these points are accrued as earned by the cardholder, the Company estimates the cost of such points with the difference between the value of the unredeemed points earned and the estimated cost of the points included in other revenue (recognized in the Merchandising segment). The net amount related to points in other revenue totaled $7 million, $8 million, and $8 million for 2016, 2015, and 2014, respectively. Redemption of these points was recognized as revenue in merchandise sales at fair value, along with the related cost of sales. Merchandise sales recognized from the redemption of points was $233 million, $219 million, and $201 million for 2016, 2015, and 2014, respectively. Costs incurred under our loyalty rewards programs recognized as a reduction in Financial Services segment revenue was $233 million, $222 million, and $210 million for 2016, 2015, and 2014, respectively.
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
Cost of Revenue and Selling, Distribution, and Administrative Expenses – The Company’s cost of revenue primarily consists of merchandise acquisition costs, including freight-in costs, as well as shipping costs. Selling, distribution, and administrative (“SD&A”) expenses consist of the costs associated with selling, marketing, warehousing, retail store replenishment, and other operating expense activities. All depreciation and amortization expense is associated with selling, distribution, and administrative activities, and accordingly, is included in this category in the consolidated statements of operations.
Cash and Cash Equivalents – Cash equivalents include credit card and debit card receivables from other banks, which settle within one to four business days. Receivables from other banks totaled $23 million and $24 million at the end of 2016 and 2015, respectively. Unpresented checks, net of available cash bank balances, are classified as current liabilities. Cash and cash equivalents of the Financial Services segment were $150 million and $157 million at the end of 2016 and 2015, respectively. Due to regulatory restrictions on WFB, the Company cannot use WFB’s cash for non-banking operations.
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

CABELA’S INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
Inventories – Inventories are stated at the lower of average cost or market. All inventories are finished goods. The reserve for inventory shrinkage, estimated based on cycle and physical counts, was $20 million and $11 million at the end of 2016 and 2015, respectively. The reserves for returns of damaged goods, obsolescence, and slow-moving items, estimated based upon historical experience, inventory aging, and specific identification, were $12 million and $10 million at the end of 2016 and 2015, respectively.
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
Advertising and Deferred Catalog Costs – Advertising production costs are expensed as the advertising occurs except for catalog costs which are amortized over the expected period of benefit estimated at three to 12 months after mailing. Advertising expense, including direct marketing costs (website marketing paid search fees and amortization of catalog costs), was $229 million, $235 million, and $236 million for 2016, 2015, and 2014, respectively. Advertising vendor reimbursements, netted in advertising expense, totaled $1 million, $4 million, and $4 million for 2016, 2015, and 2014, respectively. Unamortized catalog costs totaled $1 million and $2 million at the end of 2016 and 2015, respectively.
Store Pre-opening Expenses – Non-capital costs associated with the opening of new stores are expensed as incurred. Retail store pre-opening costs totaled $7 million, $23 million, and $24 million for 2016, 2015, and 2014, respectively.
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

CABELA’S INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Tables are in Thousands Except Share and Per Share Amounts)

Property and Equipment – Property and equipment are stated at cost. Depreciation and amortization are provided over the estimated useful lives of the assets, including assets held under capital leases, on a straight-line basis. Leasehold improvements are amortized over the lease term or, if shorter, the useful lives of the improvements. Assets held under capital lease agreements are amortized using the straight-line method over the shorter of the estimated useful lives of the assets or the lease term. When property is fully depreciated, retired, or otherwise disposed of, the cost and accumulated depreciation are removed from the accounts and any resulting gain or loss is reflected in the consolidated statements of income. The costs of major improvements that extend the useful life of an asset are capitalized. Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Capitalized interest on projects during the construction period totaled $3 million, $10 million, and $8 million for 2016, 2015, and 2014, respectively. Costs related to internally developed software are capitalized and amortized on a straight-line basis over their estimated useful lives.
Intangible Assets – The net unamortized balance of intangible assets consists primarily of goodwill and is recorded in other assets. At the end of both 2016 and 2015, goodwill and intangible assets totaled $3 million, net of accumulated amortization of $3 million and $2 million at the end of 2016 and 2015, respectively. During the fourth quarter of 2016, 2015, and 2014, we completed impairment analyses of our goodwill and other intangible assets. We did not recognize any impairments on intangible assets in 2016, 2015, or 2014.
Other Property – Other property primarily consists of unimproved land not used in our merchandising business and is recorded at the lower of cost or estimated fair value less estimated selling costs. Proceeds from the sale of other property are recognized in other revenue and the corresponding costs of other property sold are recognized in costs of other revenue. Other property with a carrying value of $23 million and $31 million at the end of 2016 and 2015, respectively, was included in other assets in the consolidated balance sheets. We intend to sell our other property as soon as any such sale could be economically feasible, and we continue to monitor such property for impairment.
Government Economic Assistance and Economic Development Bonds (“EDBs”) – When we construct a new retail store or retail development, we may receive economic assistance from local governments to fund a portion or all of the Company’s associated construction costs which helps to improve the return on investment of our new retail stores. This assistance typically comes in the form of cash grants, land grants, the recapture of incremental sales, property, or other taxes, and/or proceeds from the sale of EDBs funded by the local government. The Company has historically purchased the majority of the bonds associated with its developments. EDBs are typically repaid through sales and/or property taxes generated by the retail store and/or within a designated development area. Cash and land grants are made available to fund land, retail store construction, and/or development infrastructure costs and are recognized as deferred grant income as a reduction to the costs, or recognized fair value in the case of land grants, of the associated property and equipment. Property and equipment was reduced by deferred grant income of $301 million and $306 million at the end of 2016 and 2015, respectively. Deferred grant income is amortized to earnings, as a reduction of depreciation expense, over the average estimated useful life of the associated assets. Deferred grant income on land grants is recognized as a reduction to depreciation expense over the estimated life of the related assets of the developments. The Company did not receive any land grants in 2016, 2015, or 2014.
We have also received grant funding in exchange for commitments made by us to the state or local government providing the funding. The grant commitments contain covenants we are required to comply with regarding minimum employment levels, maintaining retail stores in certain locations, and maintaining office facilities in certain locations. For these grants we recognize grant revenue as the milestones associated with the grant are met. The commitments typically phase out over approximately five to 10 years. If we fail to maintain the commitments during the applicable period, the funds we received may have to be repaid or other adverse consequences may arise, which could affect our cash flows and profitability. No grant funding subject to contractual remedy was received in 2016, 2015, or 2014. For 2016, 2015, and 2014, the Company was in compliance with the requirements under these grants.

CABELA’S INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Tables are in Thousands Except Share and Per Share Amounts)

Deferred grant income estimates, and their associated present value, are updated whenever events or changes in circumstances indicate that their recorded amounts may not be recovered. These estimates are determined when estimation of the fair value of associated EDBs are performed if there are related bond investments. If it is determined that the Company will not receive the full amount remaining from the bonds, we will adjust the deferred grant income to appropriately reflect the change in estimate and, at that time, will record a cumulative additional depreciation charge that would be recognized to date as expense in the absence of the grant income. In the fourth quarter of 2016, we identified three EDBs where the actual tax revenues associated with these properties were lower than previously projected. Therefore, we determined that the fair value of these EDBs were below their respective carrying values, with the declines in fair value deemed to be other than temporary, which resulted in a fair value adjustment totaling $6 million. Accordingly, deferred grant income was reduced by $6 million due to other than temporary impairment loss of the same amount that was recognized on the EDBs. This reduction in deferred grant income resulted in increases in depreciation expense of $2 million which was included in impairment and restructuring charges in the consolidated statements of income. There were no other than temporary fair value adjustments of EDBs and no adjustments of deferred grant income related to EDBs in 2015 and 2014.
At December 31, 2016, and January 2, 2016, EDBs totaled $70 million and $84 million, respectively, and are included in other assets in our consolidated balance sheets. EDBs are related to our government economic assistance arrangements relating to the construction of new retail stores or retail development. EDBs issued by state and local municipalities are classified as available-for-sale and recorded at their fair value. The payments of principal and interest on the bonds are typically tied to sales, property, or lodging taxes generated from the store and, in some cases, from businesses in the surrounding area, over periods which range between 15 and 30 years. Declines in the fair value of EDBs below cost that are deemed to be other than temporary are reflected in earnings. The Company may agree to guarantee deficiencies in tax collections which fund the repayment of EDBs. We did not guarantee any EDBs that we owned at the end of 2016, 2015, or 2014.
On a quarterly basis, we perform various procedures to analyze the amounts and timing of projected cash flows to be received from its EDBs. We revalue each EDB using discounted cash flow models based on available market interest rates (Level 2 inputs) and management estimates, including the estimated amounts and timing of expected future tax payments (Level 3 inputs) to be received by the municipalities under tax increment financing districts. Projected cash flows are derived from sales and property taxes. Due to the seasonal nature of our business, fourth quarter sales are significant to projecting future cash flows under the EDBs. We evaluate the impact of bond payments that have been received since the most recent quarterly evaluation, including those subsequent to the end of the quarter. Typically, bond payments are received twice annually. The payments received around the end of the fourth quarter provide the Company with additional facts for its fourth quarter projections. We make inquiries of local governments and/or economic development authorities for information on any anticipated third-party development, specifically on land owned by the Company, but also on land not owned by the Company in the tax increment financing development district, and to assess any current and potential development where cash flows under the bonds may be impacted by additional development and the anticipated development is material to the estimated and recorded carrying value based on projected cash flows. We make revisions to the cash flow estimates of each bond based on the information obtained. In those instances where the expected cash flows are insufficient to recover the current carrying value of the bond, we adjust the carrying value of the individual bonds to their revised estimated fair value. The governmental entity from which we purchase the bonds is not liable for repayment of principal and interest on the bonds to the extent that the associated taxes are insufficient to fund principal and interest amounts under the bonds. Should sufficient tax revenue not be generated by the subject properties, we may not receive all anticipated payments and thus will be unable to realize the full carrying values of the EDBs carried on our consolidated balance sheet, which result in a corresponding decrease to deferred grant income.
Credit Card and Loyalty Rewards Programs – Cabela’s CLUB Visa cardholders receive Cabela’s points based on the dollar amounts of transactions through credit cards issued by Cabela’s CLUB which may be redeemed for Cabela’s products and services. Points may also be awarded for special promotions for the acquisition and retention of accounts. The dollar amount of related points are accrued as earned by the cardholder and recorded as a reduction in Financial Services revenue. In addition to the Cabela’s CLUB issued credit cards, customers receive points for purchases at Cabela’s from various loyalty programs. The dollar amount of unredeemed credit card points and loyalty points was $193 million and $181 million at the end of 2016 and 2015, respectively, and the Cabela’s CLUB points issued never expire.

CABELA’S INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
Stock-Based Compensation – Compensation expense is estimated based on grant date fair value and amortized on a straight-line basis over the requisite service period. Costs associated with awards are included in compensation expense as a component of SD&A expenses.
Financial Instruments and Credit Risk Concentrations – Financial instruments which may subject the Company to concentrations of credit risk are primarily cash, cash equivalents, and accounts receivable. The Company invests primarily in money market accounts or tax-free municipal bonds, with short-term maturities, limiting the amount of credit exposure to any one entity. The Company had $29 million and $21 million invested in overnight funds at the end of 2016 and 2015, respectively. Concentrations of credit risk on accounts receivable are limited due to the nature of the Company’s receivables.
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
Comprehensive Income – Comprehensive income consists of net income, foreign currency translation adjustments, and unrealized gains and losses on available-for-sale EDBs, net of related income taxes.
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

CABELA’S INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Tables are in Thousands Except Share and Per Share Amounts)

Adoption of New Accounting Principles – In the first quarter of 2016 we adopted the guidance of Accounting Standards Update (“ASU”) 2015-03, “Simplifying the Presentation of Debt Issuance Costs,” which required that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability. The following table summarizes the effects of this new guidance on amounts previously reported in our consolidated balance sheet for the year ended 2015.

	As Reported	Adjustment	As Adjusted

Other assets (including economic development bonds)	$148,214	$(9,499)	$138,715
Total assets	8,472,503	(9,499)	8,463,004
Current maturities of secured long-term obligations of the Trust	510,000	(327)	509,673
Total current liabilities	2,475,903	(327)	2,475,576
Secured long-term obligations of the Trust, less current maturities	2,728,500	(7,241)	2,721,259
Long-term debt, less current maturities	637,829	(1,931)	635,898
Total liabilities and stockholders’ equity	8,472,503	(9,499)	8,463,004
2.    MERGER AGREEMENT
On October 3, 2016, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”), by and among Bass Pro Group, LLC, a Delaware limited liability company (“Bass Pro Group”), Prairie Merger Sub, Inc., a Delaware corporation and a wholly owned subsidiary of Bass Pro Group (“Sub”) and the Company. The Merger Agreement and the consummation of the transactions contemplated by the Merger Agreement have been unanimously approved by the Company’s board of directors. The Merger Agreement provides for the merger of Sub with and into the Company, on the terms and subject to the conditions set forth in the Merger Agreement (the “Merger”), with the Company continuing as the surviving corporation in the Merger. As a result of the Merger, the Company would become a wholly owned subsidiary of Bass Pro Group.
Pursuant to the Merger Agreement, at the effective time of the Merger, each share of Class A common stock (as defined in the Merger Agreement), par value $0.01 per share, of the Company issued and outstanding immediately prior to the Effective Time will be cancelled and automatically converted into the right to receive $65.50 in cash, without interest thereon.
The consummation of the Merger is subject to the satisfaction or waiver of specified closing conditions, including (i) the affirmative vote in favor of the adoption of the Merger Agreement by the holders of a majority of the outstanding shares of Company Common Stock entitled to vote thereon, (ii) the consummation of the purchase and sale of the banking business of WFB, in accordance with the Bank Purchase Agreement (as defined below) or an alternative agreement in accordance with the Merger Agreement and merger of WFB into the Company or another subsidiary of the Company and termination of its bank charter, (iii) any applicable waiting periods (or extensions thereof) under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 having expired or been terminated, (iv) the absence of any order by any governmental entity rendering the Merger illegal, or prohibiting, enjoining or otherwise preventing the Merger, and (v) other customary closing conditions.
Additionally, in connection with the Merger Agreement, the Company entered into a Sale and Purchase Agreement, dated as of October 3, 2016 (the “Bank Purchase Agreement”), by and among the Company, WFB, and Capital One, National Association (“Capital One”). The Bank Purchase Agreement provides for, in connection with the closing of the Merger, the sale to Capital One of the business of WFB, which includes the credit card program operated by the Company, using WFB as the issuer. Pursuant to the Bank Purchase Agreement, WFB has agreed to sell to Capital One, and Capital One has agreed to purchase from WFB, substantially all of the assets of WFB, including the Cabela’s Club credit card co-branded accounts and WFB’s equity interests in the securitization funding vehicles WFB Funding, LLC and WFB Funding Corporation. Pursuant to the Bank Purchase Agreement, Capital One has also agreed to assume certain liabilities of WFB. The consummation of the transaction contemplated by the Bank Purchase Agreement is subject to the satisfaction or waiver of various specified closing conditions.

CABELA’S INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
There can be no assurance that the requisite closing conditions will be satisfied in a timely manner, or at all, or if the Merger will close.
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
The following table presents the components of the consolidated assets and liabilities of the Trust at the years ended:

	2016	2015
Consolidated assets:
Restricted credit card loans, net of allowance of $117,860 and $75,450	$5,543,241	$4,991,210
Restricted cash	48,697	40,983
Total	$5,591,938	$5,032,193

Consolidated liabilities:
Secured variable funding obligations	$420,000	$655,000
Secured long-term obligations, net of unamortized debt issuance costs of $7,239 and $7,568 (1)	3,571,261	3,230,932
Interest due to third party investors	3,826	2,682
Total	$3,995,087	$3,888,614

(1)	The 2015 balance was revised to reflect the effects of adopting the guidance of ASU 2015-03, “Simplifying the Presentation of Debt Issuance Costs” in 2016.
4.    CREDIT CARD LOANS AND ALLOWANCE FOR LOAN LOSSES
The following table reflects the composition of the credit card loans at the years ended:

	2016	2015

Restricted credit card loans of the Trust (restricted for repayment of secured obligations of the Trust)	$5,661,101	$5,066,660
Unrestricted credit card loans	31,270	38,278
Total credit card loans	5,692,371	5,104,938
Allowance for loan losses	(118,343)	(75,911)
Deferred credit card origination costs	5,547	6,240
Credit card loans, net	$5,579,575	$5,035,267

CABELA’S INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Tables are in Thousands Except Share and Per Share Amounts)

Allowance for Loan Losses:
The following table reflects the activity in the allowance for loan losses by credit card segment for the years ended:

		2016			2015
	Credit Card Loans	Restructured Credit Card Loans	Total Credit Card Loans	Credit Card Loans	Restructured Credit Card Loans	Total Credit Card Loans

Balance, beginning of year	$67,653	$8,258	$75,911	$48,832	$7,740	$56,572

Provision for loan losses	140,829	6,832	147,661	76,622	8,498	85,120

Charge-offs	(120,696)	(9,854)	(130,550)	(78,313)	(12,883)	(91,196)
Recoveries	22,117	3,204	25,321	20,512	4,903	25,415
Net charge-offs	(98,579)	(6,650)	(105,229)	(57,801)	(7,980)	(65,781)
Balance, end of year	$109,903	$8,440	$118,343	$67,653	$8,258	$75,911
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

CABELA’S INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Tables are in Thousands Except Share and Per Share Amounts)

The table below provides information on current, non-accrual, past due, and restructured credit card loans by class using the respective fourth quarter FICO score at the years ended:

	FICO Score of Credit Card Loans Segment			Restructured Credit Card Loans Segment (1)
December 31, 2016:	691 and Below	692-758	759 and Above		Total

Credit card loan status:
Current	$945,494	$1,916,307	$2,665,307	$29,495	$5,556,603
1 to 29 days past due	39,394	21,520	16,731	2,940	80,585
30 to 59 days past due	16,339	2,291	466	1,675	20,771
60 or more days past due	31,315	391	92	2,614	34,412
Total past due	87,048	24,202	17,289	7,229	135,768
Total credit card loans	$1,032,542	$1,940,509	$2,682,596	$36,724	$5,692,371

90 days or more past due and still accruing	$16,730	$98	$43	$1,254	$18,125
Non-accrual	—	—	—	6,281	6,281

	FICO Score of Credit Card Loans Segment			Restructured Credit Card Loans Segment (1)
January 2, 2016:	691 and Below	692-758	759 and Above		Total

Credit card loan status:
Current	$782,885	$1,676,541	$2,516,420	$28,322	$5,004,168
1 to 29 days past due	28,472	16,245	14,229	2,820	61,766
30 to 59 days past due	10,931	1,713	506	1,716	14,866
60 or more days past due	20,307	536	111	3,184	24,138
Total past due	59,710	18,494	14,846	7,720	100,770
Total credit card loans	$842,595	$1,695,035	$2,531,266	$36,042	$5,104,938

90 days or more past due and still accruing	$10,292	$111	$34	$1,217	$11,654
Non-accrual	—	—	—	7,059	7,059

(1)	Included in the allowance for loan losses were specific allowances for loan losses of $8 million at both December 31, 2016 and January 2, 2016.

CABELA’S INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Tables are in Thousands Except Share and Per Share Amounts)

5.     PROPERTY AND EQUIPMENT
Property and equipment consisted of the following at the years ended:

	Depreciable Life in Years
		2016	2015

Land and improvements	Up to 20	$364,694	$325,576
Buildings and improvements	7 to 40	1,311,941	1,181,704
Furniture, fixtures, and equipment	3 to 15	905,739	834,656
Assets held under capital lease	Up to 30	12,979	12,979
Property and equipment		2,595,353	2,354,915
Less accumulated depreciation and amortization		(833,956)	(707,183)
		1,761,397	1,647,732
Construction in progress		45,812	163,570
		$1,807,209	$1,811,302
6.     SECURITIES
EDBs, which are classified as available-for-sale, are included in other assets in our consolidated balance sheets and consisted of the following at the years ended:

		Gross Unrealized Gains	Gross Unrealized Losses
	Amortized Cost			Fair Value

December 31, 2016	$56,695	$13,262	$(21)	$69,936

January 2, 2016	$67,482	$16,285	$—	$83,767
Estimated maturities based on expected future cash flows for the EDBs at the end of 2016 were as follows:

	Amortized Cost	Fair Value

For the fiscal years ending:
2017	$2,479	$3,237
2018	3,110	4,042
2019	3,601	4,652
2020	4,835	5,981
2021	4,563	5,734
2022 - 2026	23,082	29,616
2027 and thereafter	15,025	16,674
	$56,695	$69,936
Interest earned on the securities totaled $4 million for each of the years ended 2016, 2015, and 2014. There were no realized gains or losses on these securities in 2016, 2015, or 2014.

CABELA’S INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Tables are in Thousands Except Share and Per Share Amounts)

7.     PREPAID EXPENSES AND OTHER ASSETS
Prepaid expenses and other assets (current and long-term) consisted of the following at the years ended:

	2016	2015
Prepaid expenses and other current assets:
Accrued interest and other receivables - Financial Services segment	$72,994	$65,878
Other	59,256	51,452
	$132,250	$117,330
Other assets:
Economic development bonds	$69,936	$83,767
Other property	22,920	31,183
Long-term receivables	17,476	12,415
Other	16,705	11,350
	$127,037	$138,715
8.     ACCRUED EXPENSES AND OTHER LIABILITIES
Accrued expenses and other liabilities consisted of the following at the years ended:

	2016	2015

Accrued employee compensation and benefits	$39,433	$55,368
Accrued property, sales, and other taxes	45,188	47,219
Deferred revenue and accrued sales returns	34,100	41,122
Accrued professional fees and legal judgment liability	5,079	17,629
Accrued interest	12,038	15,212
Other	36,906	48,183
	$172,744	$224,733
9.     OTHER LONG-TERM LIABILITIES
Other long-term liabilities consisted of the following at the years ended:

	2016	2015

Unrecognized tax benefits and accrued interest	$74,737	$80,153
Deferred rent expense and tenant allowances	44,694	44,634
Deferred revenue	12,377	11,312
Other long-term liabilities	432	936
	$132,240	$137,035

CABELA’S INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Tables are in Thousands Except Share and Per Share Amounts)

10.     TIME DEPOSITS
The Financial Services segment accepts time deposits only in amounts of at least one hundred thousand dollars. All time deposits are interest bearing. The aggregate amount of time deposits, net of brokered fees, by maturity was as follows at the years ended:

	2016	2015

2016	$—	$215,306
2017	177,015	26,103
2018	320,373	195,143
2019	154,739	37,254
2020	175,305	175,217
2021	111,868	—
Thereafter	229,557	230,876
	1,168,857	879,899
Less current maturities	(177,015)	(215,306)
Deposits classified as non-current liabilities	$991,842	$664,593
Time deposits include only brokered institutional certificates of deposit, net of fees, at the end of 2016 and 2015.
11.     BORROWINGS OF FINANCIAL SERVICES SEGMENT
The Trust issues fixed and floating (variable) rate term securitizations, which are considered secured obligations backed by restricted credit card loans. A summary of the secured fixed and variable rate obligations of the Trust by series, the expected maturity dates, and the respective weighted average interest rates are presented in the following tables at the years ended:

December 31, 2016:
Series	Expected Maturity Date	Fixed Rate Obligations	Interest Rate	Variable Rate Obligations	Interest Rate	Total Obligations	Interest Rate

Series 2012-I (1)	February 2017	$275,000	1.63%	$150,000	1.23%	$425,000	1.49%
Series 2012-II	June 2017	300,000	1.45	125,000	1.18	425,000	1.37
Series 2013-I	February 2023	327,250	2.71	—	—	327,250	2.71
Series 2013-II	August 2018	100,000	2.17	197,500	1.35	297,500	1.63
Series 2014-I	March 2017	—	—	255,000	1.05	255,000	1.05
Series 2014-II	July 2019	—	—	340,000	1.15	340,000	1.15
Series 2015-I	March 2020	218,750	2.26	100,000	1.24	318,750	1.94
Series 2015-II	July 2020	240,000	2.25	100,000	1.37	340,000	1.99
Series 2016-I	June 2019	570,000	1.78	280,000	1.55	850,000	1.71

Secured obligations of the Trust		2,031,000		1,547,500		3,578,500
Less unamortized debt issuance costs		(4,594)		(2,645)		(7,239)
Secured obligations of the Trust, net		2,026,406		1,544,855		3,571,261
Less current maturities of secured long-term obligations of the Trust, net		(574,829)		(529,856)		(1,104,685)
Secured long-term obligations of the Trust, less current maturities, net		$1,451,577		$1,014,999		$2,466,576

(1)	On February 15, 2017, the Series 2012-I notes totaling $425 million were repaid in full using restricted cash of the Trust.

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
The Trust sold asset-backed notes of $1 billion (“Series 2016-I”) on June 29, 2016. The Series 2016-I securitization transaction included the issuance of $570 million of Class A-1 notes, which accrue interest at a fixed rate of 1.78% per year, $280 million of Class A-2 notes, which accrue interest at a floating rate equal to the one-month London Interbank Offered Rate (“LIBOR”) plus 0.85% per year and three subordinated classes of notes in the aggregate principal amount of $150 million.
The Financial Services segment retained each of the subordinated classes of notes which were eliminated in the preparation of our consolidated financial statements. Each class of notes issued in the Series 2016-I securitization transaction has an expected life of approximately three years and a contractual maturity of approximately six years. In 2016, this securitization transaction funded the growth in credit card loans, maturities of time deposits, and maturities of securitizations. Series 2016-I notes and the variable funding facilities are expected to fund such growth and maturities in 2017 as well as future obligations of the Trust. In addition, the Series 2011-II and Series 2011-IV notes for $255 million each matured and were repaid in full using restricted cash of the Trust on June 15, 2016, and October 17, 2016, respectively.
The Trust also issues variable funding facilities which are considered secured obligations backed by restricted credit card loans. At December 31, 2016, and January 2, 2016, the Trust had three variable funding facilities with total capacity of $3 billion and $1 billion, respectively, and with outstanding balances of $420 million and $655 million, respectively. These outstanding balances were classified as current maturities of secured variable funding obligations of the Trust on the consolidated balance sheets since the Company’s intent is to repay these obligations in full within the next 12 months. During 2016, the Financial Services segment increased the three variable funding facilities and extended the maturity dates as follows:

•	the Series 2008-III facility from $300 million due March 2018 to $500 million total capacity, with $200 million due October 2017 and $300 million due March 2018,

•	the Series 2011-I facility from $300 million due March 2016 to $1.3 billion total capacity, with $800 million due March 2018 and $500 million due March 2019, and

•	the Series 2011-III facility from $500 million due March 2017 to $1.2 billion total capacity, with $700 million due March 2018 and $500 million due September 2019.

CABELA’S INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Tables are in Thousands Except Share and Per Share Amounts)

Each of these variable funding facilities includes an option to renew subject to certain terms and conditions. Variable rate note interest is priced at a benchmark rate, LIBOR, or commercial paper rate, plus a spread, which ranges from 0.80% to 0.90%. The variable rate notes provide for a fee ranging from 0.45% to 0.50% on the unused portion of the facilities. During 2016 and 2015, the daily average balance outstanding on these notes was $205 million and $107 million, with a weighted average interest rate of 1.30% and 0.89%, respectively.
The Financial Services segment has unsecured federal funds purchase agreements with two financial institutions with $100 million the maximum amount that can be borrowed. There were no amounts outstanding on these agreements at December 31, 2016, or January 2, 2016.
12.     REVOLVING CREDIT FACILITIES
The Company’s credit agreement provides for an unsecured $775 million revolving credit facility and permits the issuance of letters of credit up to $75 million and swing line loans up to $30 million. The credit facility may be increased to $800 million subject to certain terms and conditions. The term of the credit facility expires on June 18, 2019.
There was $115 million outstanding under our credit agreement at December 31, 2016, and no amount outstanding at January 2, 2016. During 2016 and 2015, the daily average principal balance outstanding on the line of credit was $266 million and $419 million, respectively, and the weighted average interest rate was 1.86% and 1.11%, respectively. Letters of credit and standby letters of credit totaling $19 million and $20 million, respectively, were outstanding at the end of 2016 and 2015. The daily average outstanding amount of total letters of credit during 2016 and 2015 was $13 million and $19 million, respectively.
During the term of the $775 million revolving credit facility, the Company is required to pay a quarterly commitment fee, which ranges from 0.15% to 0.25% of the average daily unused principal balance on the line of credit. Interest on each base rate advance is equal to the alternate base rate, as defined, plus the applicable margin; and interest on each Eurocurrency advance is equal to the Eurocurrency base rate, as defined, plus the applicable margin. The applicable margin for both base rate and Eurocurrency advances is the percentage rate that is applicable at such time with respect to advances as set forth in the pricing schedule, a stratified interest rate schedule based on the Company’s leverage ratio, as defined.
The credit agreement requires that we comply with certain financial and other customary covenants, including:

•	a fixed charge coverage ratio (as defined) of no less than 2.00 to 1 as of the last day of any fiscal quarter for the most recently ended four fiscal quarters (as defined);

•	a leverage ratio (as defined) of no more than 3.00 to 1 as of the last day of any fiscal quarter; and

•	a minimum consolidated net worth standard (as defined) as of the last day of each fiscal quarter.
At December 31, 2016, the Company was in compliance with the financial covenant requirements of its $775 million credit agreement with a fixed charge coverage ratio of 7.62 to 1, a leverage ratio of 1.79 to 1, and a consolidated net worth that was $659 million in excess of the minimum.
The credit agreement includes a dividend provision limiting the amount that we could pay to stockholders, which at December 31, 2016, was not in excess of $215 million. The credit agreement also has a provision permitting acceleration by the lenders in the event there is a change in control, as defined. In addition, the credit agreement contains cross default provisions to other outstanding debt. In the event that the Company fails to comply with these covenants, a default is triggered. In the event of default, all outstanding letters of credit and all principal and outstanding interest would immediately become due and payable. The Company was in compliance with all financial covenants under its credit agreements at December 31, 2016, and January 2, 2016. We anticipate that we will continue to be in compliance with all financial covenants under our credit agreements through at least the next 12 months. On August 4, 2015, in connection with the $550 million note purchase agreement described in more detail in Note 13 “Long-Term Debt and Capital Leases” herein, the Company entered into a credit agreement amendment primarily to permit the issuance and sale of the unsecured notes, to place a floor of zero under LIBOR, and to revise certain definitions in the credit agreement.
Advances made pursuant to the $775 million credit agreement are classified as long-term debt. This agreement does not contain requirements regarding the pay down of revolving loans advanced; therefore, advances made prior to June 18, 2018, pursuant to this agreement are considered long-term in nature.

CABELA’S INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Tables are in Thousands Except Share and Per Share Amounts)

The Company also has an unsecured $20 million Canadian (“CAD”) revolving credit facility for its operations in Canada. Borrowings are payable on demand with interest payable monthly. This credit facility permits the issuance of letters of credit up to $10 million CAD in the aggregate, which reduces the overall available credit limit. There were no amounts outstanding at December 31, 2016, or January 2, 2016.
13.     LONG-TERM DEBT AND CAPITAL LEASES
Long-term debt and capital leases consisted of the following at the years ended:

	2016	2015

Unsecured $775 million revolving credit facility	$115,000	$—
Unsecured notes due 2016 with interest at 5.99%	—	215,000
Unsecured senior notes due 2017 with interest at 6.08%	60,000	60,000
Unsecured senior notes due 2016-2018 with interest at 7.20%	16,286	24,428
Unsecured senior notes due 2020, 2022 and 2025; various interest rates	550,000	550,000
Capital lease obligation	11,544	11,853
Total debt	752,830	861,281
Less current portion of long-term debt, net of unamortized debt issuance costs	(79,677)	(223,452)
Less long-term portion of unamortized debt issuance costs	(1,644)	(1,931)
Long-term debt, less current maturities, net	$671,509	$635,898
Long-term debt and capital leases, classified by maturity date as of December 31, 2016, and excluding the impact of unamortized debt issuance costs, are presented in the following table. Advances made under the $775 million credit agreement are classified as long-term debt. At December 31, 2016, we had a lease agreement, accounted for as a capital lease, for our distribution facility in Wheeling, West Virginia, with a lease term through June 2036. On January 31, 2017, this capital lease obligation was paid in full, so at December 31, 2016, the total balance outstanding was classified as current portion of long-term debt in our consolidated balance sheets.

	Unsecured Revolving Credit Facility	Unsecured Senior Notes due 2017	Unsecured Senior Notes, final maturity 2018	Unsecured Senior Notes, final maturity 2025	Capital Lease Obligation	Total Debt

2017	$—	$60,000	$8,143	$—	$11,544	$79,687
2018	—	—	8,143	—	—	8,143
2019	115,000	—	—	—	—	115,000
2020	—	—	—	100,000	—	100,000
2021	—	—	—	—	—	—
2022 and thereafter	—	—	—	450,000	—	450,000
Total debt	$115,000	$60,000	$16,286	$550,000	$11,544	$752,830

CABELA’S INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Tables are in Thousands Except Share and Per Share Amounts)

During 2015, the Company entered into a note purchase agreement with various purchasers allowing the Company to issue and sell an aggregate of $550 million principal amount of senior unsecured notes in a private placement to certain accredited investors with aggregate principal amounts, interest rates, and maturity dates as follows:

Tranche	Principal	Interest Rate	Date Issued	Maturity Date

A	$100,000	3.23%	August 4, 2015	August 4, 2020
B	122,000	3.70	August 4, 2015	August 4, 2022
C	128,000	3.82	December 3, 2015	December 3, 2022
D	28,000	4.01	August 4, 2015	August 4, 2025
E	172,000	4.11	December 3, 2015	December 3, 2025
	$550,000
Interest on these notes is payable semi-annually. The Company used the proceeds from this sale for general corporate purposes and to repay its unsecured notes for $215 million on February 27, 2016. The note purchase agreement contains customary default provisions, as well as certain restrictive covenants, including limitations on indebtedness and financial covenants relating to debt ratios, net worth, and fixed charges. In connection with the note purchase agreement, on August 4, 2015, the Company also entered into a credit agreement amendment primarily to permit the issuance and sale of the unsecured notes, to place a floor of zero under LIBOR, and to revise certain definitions in the credit agreement.

Certain of the long-term debt agreements contain various covenants and restrictions such as the maintenance of minimum debt coverage, net worth, and financial ratios. The significant financial ratios and net worth requirements in the long-term debt agreements are (i) a limitation of funded debt to be less than 60% of consolidated total capitalization; (ii) cash flow fixed charge coverage ratio, as defined, of no less than 2.0 to 1 as of the last day of any quarter; and (iii) a minimum consolidated adjusted net worth, as defined.
In addition, the debt agreements contain cross default provisions to our outstanding credit facilities. In the event that the Company failed to comply with these covenants, a default would trigger and all principal and outstanding interest would immediately be due and payable. At December 31, 2016, and January 2, 2016, the Company was in compliance with all financial covenants under its unsecured notes. We anticipate that we will continue to be in compliance with all financial covenants under our unsecured notes through at least the next 12 months.
14.    IMPAIRMENT AND RESTRUCTURING CHARGES
Impairment and restructuring charges consisted of the following for the years ended:

	2016	2015	2014
Impairment losses relating to:
Property, equipment, and other assets	$7,310	$3,874	$—
Other property	557	5,901	—
Accumulated amortization of deferred grant income	2,252	—	—
	10,119	9,775	—
Restructuring charges for severance and related benefits	4,003	5,556	641
Total	$14,122	$15,331	$641
Impairment – Long-lived assets of the Company are evaluated for possible impairment (i) whenever events or changes in circumstances may indicate that the carrying value of an asset may not be recoverable and (ii) at least annually for recurring fair value measurements and for those assets not subject to amortization. In 2016, 2015, and 2014, we evaluated the recoverability of our EDBs, property (including existing store locations and future retail store sites), equipment, goodwill, other property, and other intangible assets. We intend to sell our other property as soon as any such sale could be economically feasible, and we continue to monitor such property for impairment.

CABELA’S INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Tables are in Thousands Except Share and Per Share Amounts)

The following impairment losses were recognized in 2016:

•
A loss of $1 million was recognized primarily relating to the write-off of costs pertaining to store sites we had previously identified as future retail store locations but in 2016 decided not to develop.

•
A loss of $5 million was recognized on a property based on its fair value using discounted cash flow projection estimates (Level 3 inputs). After the impairment loss was recognized, the carrying value of this property was $4 million.

•
Losses totaling $1 million were recognized on seven parcels of land based on sales contracts for six properties and an appraisal for one property where, after the impairment losses were recognized, the total carrying value of these seven properties approximated $15 million.

•
In the fourth quarter of 2016, we received information on three EDBs that indicated the actual tax revenues associated with these properties would be lower than previously projected. For one bond, a significant retail development was no longer proceeding forward; for a second bond, the assessed tax values of properties had decreased; and for a third bond, actual tax revenues of the related properties were lower than estimated. Therefore, the related discounted cash flows (Level 3 inputs) indicated that the fair values of these three EDBs were below their respective carrying values, with the decline in fair values deemed to be other than temporary. This resulted in fair value adjustments totaling $6 million that reduced the carrying values of these EDBs. Accordingly, deferred grant income was also reduced by $6 million due to the other than temporary impairment losses recognized on these bonds. The reduction in deferred grant income resulted in an increase in depreciation expense of $2 million which was included in impairment and restructuring charges in the consolidated statements of income for 2016.

The following impairment losses were recognized in 2015:

•
A loss of $4 million was recognized relating to the write-off of costs pertaining to store sites we had previously identified as future retail store locations but in 2015 decided not to develop based on the Company’s plans to scale back retail store growth for 2016 and 2017.

•
A loss of $2 million was recognized on improved land for a housing development project based on its fair value using discounted cash flow projection estimates (Level 3 inputs). After the impairment loss was recognized, the carrying value of this property was $0.3 million.

•
Losses totaling $3 million were recognized on two parcels of unimproved land based on appraisals. After the impairment losses were recognized, the carrying value of these two properties was $3 million.

All impairment losses in 2016 and 2015 were recognized in the Merchandising segment. There were no impairment losses in 2014. Local economic trends, government regulations, and other restrictions where we own properties may impact management projections that could change undiscounted cash flows in future periods and which could trigger possible future write downs.
Restructuring Charges – In 2016 and 2015, we incurred charges totaling $4 million and $6 million, respectively, for severance and related benefits primarily attributable to our corporate restructure and reduction in the number of personnel. In 2014, we transitioned to a third-party logistics provider for our distribution needs in Canada and closed our distribution center in Winnipeg, Manitoba. Accordingly, we recognized a restructuring charge totaling $1 million in 2014 related to employee severance agreements and termination benefits. These restructuring charges for all three years were recognized in the Merchandising segment.
The activity relating to the liability for these severance benefits, which was included in accrued expenses and other liabilities in our consolidated balance sheets, is summarized in the following table for the years presented:

	2016	2015	2014

Balance, beginning of period	$2,799	$—	$—
Charges for severance and related benefits	4,003	5,556	641
Payments	(5,759)	(2,757)	(641)
Balance, end of period	$1,043	$2,799	$—

CABELA’S INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Tables are in Thousands Except Share and Per Share Amounts)

15.     INTEREST (EXPENSE) INCOME, NET
Interest expense, net of interest income, consisted of the following for the years ended:

	2016	2015	2014

Interest expense	$(34,627)	$(33,390)	$(29,648)
Capitalized interest	3,132	10,499	7,788
Interest expense, net	(31,495)	(22,891)	(21,860)
Interest income	14	9	18
	$(31,481)	$(22,882)	$(21,842)
16.     INCOME TAXES
 For financial reporting purposes, income before taxes includes the following components:

	2016	2015	2014

Federal	$247,894	$276,650	$276,041
Foreign	(294)	17,977	42,436
	$247,600	$294,627	$318,477
The provision for income taxes consisted of the following for the years ended:

	2016	2015	2014
Current:
Federal	$55,444	$100,501	$114,420
State	6,470	19,894	7,032
Foreign	2,358	5,090	6,872
	64,272	125,485	128,324
Deferred:
Federal	30,224	(12,589)	(14,024)
State	6,068	(7,724)	2,477
Foreign	89	125	(15)
	36,381	(20,188)	(11,562)
	$100,653	$105,297	$116,762

CABELA’S INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Tables are in Thousands Except Share and Per Share Amounts)

A reconciliation of the statutory federal income tax rate to the effective income tax rate follows for the years ended:

	2016	2015	2014

Statutory federal rate	35.0%	35.0%	35.0%
State income taxes, net of federal tax benefit	2.7	2.4	2.2
Foreign tax rate differential	0.2	(1.1)	1.0
Nondeductible/nontaxable items	2.1	(0.5)	(0.7)
Change in unrecognized tax benefits	(0.1)	1.1	(1.7)
Net operating loss valuation allowance	1.3	1.4	0.5
Tax credits	(0.4)	(1.0)	(0.2)
Other, net	(0.1)	(1.6)	0.6
Effective income tax rate	40.7%	35.7%	36.7%
Deferred tax assets and liabilities consisted of the following for the years ended:

	2016	2015
Deferred tax assets:
Deferred compensation	$17,931	$16,612
Deferred revenue	6,231	4,452
Reserve for returns	6,396	8,412
Accrued expenses and other liabilities	7,932	18,575
Gift certificates liability	13,283	11,775
Allowance for loans losses and doubtful accounts	46,378	29,078
Loyalty rewards programs	71,477	68,608
Economic development bonds	26,069	25,769
Inventories	2,899	—
Other	21,437	19,382
Total deferred tax assets	220,033	202,663
Valuation allowance	(8,465)	(5,165)
Deferred tax assets, net of valuation allowance	211,568	197,498

Deferred tax liabilities:
Prepaid expenses	15,983	14,498
Property and equipment	149,318	106,435
Inventories	—	3,080
Credit card loan fee deferral	53,555	45,443
Total deferred tax liabilities	218,856	169,456
Long-term deferred income tax liability (asset)	$7,288	$(28,042)
The Company has not provided United States income taxes and foreign withholding taxes on all of the undistributed earnings of foreign subsidiaries that the Company considers to be indefinitely reinvested outside of the United States as of the end of 2016. If these foreign earnings were to be repatriated in the future, the related United States tax liability may be reduced by any foreign income taxes previously paid on these earnings. As of the year ended 2016, the cumulative amount of earnings upon which United States income taxes have not been provided was approximately $194 million. If those earnings were not considered indefinitely reinvested, the Company estimates that an additional income tax expense of approximately $45 million would be recorded.

CABELA’S INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Tables are in Thousands Except Share and Per Share Amounts)

As of December 31, 2016, cash and cash equivalents held by our foreign subsidiaries totaled $103 million. Our intent is to permanently reinvest these funds outside the United States for capital expansion. Based on the Company’s current projected capital needs and the current amount of cash and cash equivalents held by our foreign subsidiaries, we do not anticipate incurring any material tax costs beyond our accrued tax position in connection with any repatriation, but we may be required to accrue for unanticipated additional tax costs in the future if our expectations or the amount of cash held by our foreign subsidiaries change.
At December 31, 2016, our foreign subsidiary in Canada had a net operating loss carry forward of $34 million with a related tax benefit of $9 million that expires between 2033 and 2035. Due to the uncertainty of the ultimate realization of this net operating loss, the subsidiary’s benefits and associated deferred tax liabilities of $8 million have been fully offset by a valuation allowance of $8 million.
At December 31, 2016, the balance in deposits paid for federal taxes related to prior period uncertain tax positions totaled $66 million and was classified as a current asset included in income taxes receivable in the consolidated balance sheets. At January 2, 2016, this balance totaled $103 million. The change in the deposit balance comparing the respective years was attributed to the payment in 2016 of the taxes associated with the settlement of the 2007 and 2008 Internal Revenue Service (“IRS”) examinations.
The reconciliation of unrecognized tax benefits was as follows for the years ended:

	2016	2015	2014

Unrecognized tax benefits, beginning of year	$73,122	$101,879	$64,800
Gross decreases related to prior period tax positions	(11,468)	(2,301)	(4,686)
Gross increases related to prior period tax positions	2,709	20,507	29,281
Gross increases related to current period tax positions	3,486	6,268	12,501
Gross decreases related to current period tax positions	—	—	(17)
Gross decreases related to settlements with taxing authorities	—	(53,231)	—
Unrecognized tax benefits, end of year	$67,849	$73,122	$101,879
The Company’s policy is to accrue interest expense, and penalties as appropriate, on estimated unrecognized tax benefits as a charge to interest expense in the consolidated statements of income. We recorded net interest expense of $2 million and $5 million in 2015 and 2014, respectively, and no adjustment in 2016. No penalties were accrued. The liability for estimated interest on unrecognized tax benefits included in other long-term liabilities totaled $7 million at the end of both 2016 and 2015. The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate was $26 million.
At December 31, 2016, unrecognized tax benefits totaling $68 million were included in other long-term liabilities in our consolidated balance sheets compared to $73 million at January 2, 2016. The year over year change in unrecognized tax benefits was due primarily to our assessments of uncertain tax positions related to prior period tax positions and settlement of our 2007 and 2008 IRS examinations. Since the Company is routinely under audit by various taxing authorities, it is reasonably possible that the amount of unrecognized tax benefits will change during the next 12 months. However, we do not expect the change, if any, to have a material effect on the Company’s consolidated financial condition or results of operations within the next 12 months.
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

The Company files income tax returns in the United States, Canada, Hong Kong, and various states. The tax years 2009 through 2016 remain open to examination by major taxing jurisdictions to which Cabela’s is subject.

CABELA’S INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Tables are in Thousands Except Share and Per Share Amounts)

17.     COMMITMENTS AND CONTINGENCIES
The Company leases various buildings, computer and other equipment, and storage space under operating leases which expire on various dates through January 2041. Rent expense on these leases, as well as other month to month rentals, was $22 million, $24 million, and $20 million for 2016, 2015, and 2014, respectively.
The following is a schedule of future minimum rental payments under operating leases at December 31, 2016:

For the fiscal years ending:
2017	$23,791
2018	23,768
2019	23,267
2020	22,602
2021	22,091
Thereafter	279,401
Total	$394,920
The Company leases seven retail stores and owns 24 stores subject to ground leases. Certain of these leases include tenant allowances that are amortized over the life of the lease. No tenant allowances were received in 2016 or 2015. Certain leases require the Company to pay contingent rental amounts based on a percentage of sales, in addition to real estate taxes, insurance, maintenance, and other operating expenses associated with the leased premises. These leases have terms which include renewal options ranging from 10 to 70 years.
We have entered into real estate purchase, construction, and/or economic incentive agreements for various new retail store site locations. At December 31, 2016, we estimated we had total cash commitments of approximately $95 million outstanding for projected expenditures related to the development, construction, and completion of new retail stores. This amount excludes any estimated costs associated with new stores where the Company does not have a commitment as of December 31, 2016. We expect to fund these estimated capital expenditures over the next 12 months with funds from operations and borrowings.
Under various grant programs, state or local governments provide funding for certain costs associated with developing and opening a new retail store. In the past, we have received grant funding in exchange for commitments, such as assurance of agreed employment and wage levels at the retail store or that the retail store will remain open, made by us to the state or local government providing the funding. If we failed to maintain the commitments during the applicable period, the funds received may have to be repaid or other adverse consequences may arise, which could affect the Company’s cash flows and profitability. The commitments typically phase out over approximately five to 10 years. No grant funding subject to contractual remedy was received in 2016 or 2015. The total amount of grant funding subject to a specific contractual remedy was $26 million and $43 million at December 31, 2016, and January 2, 2016, respectively. We had recorded $1 million (classified as long-term liabilities in the consolidated balance sheets) at December 31, 2016, and $17 million ($16 million in current liabilities and $1 million in long-term liabilities) at January 2, 2016, relating to these grants. In October 2016, we paid $16 million to satisfy in full a liability judgment entered against the Company in February 2014 related to a radius restriction of a retail store and associated incentives and value of real property that had been recognized as a liability in the Company’s consolidated balance sheets.
The Company operates an open account document instructions program, which provides for Cabela’s-issued letters of credit. We had obligations to pay participating vendors $49 million and $34 million at December 31, 2016, and January 2, 2016, respectively.
The Financial Services segment enters into financial instruments with off-balance sheet risk in the normal course of business through the origination of unsecured credit card loans. Unsecured credit card accounts are commitments to extend credit and totaled $36 billion and $35 billion at December 31, 2016, and January 2, 2016, respectively. These commitments are in addition to any current outstanding balances of a cardholder. Unsecured credit card loans involve, to varying degrees, elements of credit risk in excess of the amount recognized in the consolidated balance sheets. The principal amounts of these instruments reflect the Financial Services segment’s maximum related exposure. The Financial Services segment has the right to reduce or cancel the available lines of credit at any time, and has not experienced, and does not anticipate, that all customers will exercise the entire available line of credit at any given point in time.

CABELA’S INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
In April 2016, the Securities and Exchange Commission (“SEC”) announced a settlement with the Company and its Executive Vice President and Chief Financial Officer, Mr. Ralph Castner, that resolves the previously disclosed SEC investigation into certain disclosures, reserves, and accruals from fiscal year 2012. As part of the settlement, the SEC entered an administrative cease-and-desist order that directs the Company and Mr. Castner to comply with the disclosure, books and records, and internal control provisions of the federal securities laws going forward. The Company and Mr. Castner neither admitted nor denied the allegations related to the settlement. The penalty of $1 million associated with the Company’s settlement was recognized as a liability that was accrued for and expensed by the Company in the third quarter of 2015. This $1 million charge was included in SD&A expenses in the consolidated statements of income and was recognized in the Merchandising segment in 2015.
The Company is party to a lawsuit in California state court alleging that the Company violated the California Invasion of Privacy Act by recording various telephone calls from California consumers without their consent. The Company reached a settlement in this lawsuit and recognized a liability of $3.85 million in the three months ended April 2, 2016.  On February 8, 2017, the court granted final approval of the settlement and entered judgment accordingly.
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
Self-Insurance – The Company is self-insured for health claims and workers’ compensation claims up to a certain stop loss amount per individual. We recognized a liability for health claims incurred prior to year end but not yet reported totaling $4 million at the end of 2016 and 2015, respectively. We also recognized a liability for workers’ compensation claims incurred prior to year end but not yet reported totaling $4 million at the end of 2016 and 2015, respectively. These reserves are included in accrued expenses and other liabilities in the consolidated balance sheets.
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

CABELA’S INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Tables are in Thousands Except Share and Per Share Amounts)

As of December 31, 2016 and 2015, the most recent notification from the FDIC categorized WFB as “well-capitalized” under the regulatory framework for prompt corrective action. To be categorized as “well-capitalized” WFB must maintain certain amounts and ratios (defined in the regulations) as set forth in the following table. There are no conditions or events since that notification that management believes have changed WFB’s category.
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

	Actual		Capital Requirements to be Classified Adequately-Capitalized		Capital Requirements to be Classified Well-Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
2016:
Common Equity Tier 1 Capital	$620,209	10.7%	$261,941	4.5%	$378,359	6.5%
Total Capital to Risk-Weighted Assets	693,533	11.9	465,673	8.0	582,091	10.0
Tier I Capital to Risk-Weighted Assets	620,209	10.7	349,255	6.0	465,673	8.0
Tier I Capital to Average Assets	620,209	11.0	226,154	4.0	282,693	5.0

2015:
Common Equity Tier 1 Capital	$532,110	10.0%	$238,282	4.5%	$344,185	6.5%
Total Capital to Risk-Weighted Assets	598,419	11.3	423,612	8.0	529,515	10.0
Tier I Capital to Risk-Weighted Assets	532,110	10.0	317,709	6.0	423,612	8.0
Tier I Capital to Average Assets	532,110	10.6	200,755	4.0	250,944	5.0
19.     STOCK BASED COMPENSATION PLANS AND EMPLOYEE BENEFIT PLANS
Stock-Based Compensation – The Company recognized total stock-based compensation expense of $25 million, $22 million, and $17 million in 2016, 2015, and 2014, respectively. Compensation expense related to the Company’s stock-based payment awards is recognized in SD&A expenses in the consolidated statements of income. Compensation cost for awards is recognized using a straight-line amortization method over the vesting period. At December 31, 2016, the total unrecognized deferred stock-based compensation balance for all equity awards issued, net of expected forfeitures, was $27 million, net of tax, which is expected to be amortized over a weighted average period of 2.4 years.
The fair value of options granted was estimated on the date of the grant using the Black-Scholes option pricing model. The expected volatility for 2016, 2015, and 2014 was based on the historical volatility of the Company's common stock. The fair value of options in the years presented was estimated using the Black-Scholes model with the following weighted average assumptions:

	2016	2015	2014

Risk-free interest rate based on the U.S. Treasury yield curve	1.33%	1.55%	1.52%
Dividend yield	—	—	—
Expected volatility	44%	45%	46%
Weighted average expected life (in years)	5.1	5.5	5.9
Weighted average grant date fair value of options granted	$18.81	$22.53	$27.83

CABELA’S INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Tables are in Thousands Except Share and Per Share Amounts)

Employee Stock Plans – The Cabela’s Incorporated 2013 Stock Plan (the “2013 Stock Plan”), which replaced the Company’s 2004 Stock Plan, provides for the grant of incentive stock options, non-statutory stock options (“NSOs”), stock appreciation rights, performance stock, performance units, restricted stock, and restricted stock units to employees and consultants. Non-employee directors are eligible to receive any type of award offered under the 2013 Stock Plan except incentive stock options. Awards granted under the 2013 Stock Plan have a term of no greater than 10 years from the grant date and become exercisable under the vesting schedule determined at the time of grant. As of December 31, 2016, the maximum number of shares available for awards under the 2013 Stock Plan was 2,016,182. As of December 31, 2016, there were 1,710,676 awards outstanding under the 2013 Stock Plan and 1,077,049 awards outstanding under the 2004 Stock Plan. To the extent available, we will issue treasury shares for the exercise of stock options before issuing new shares. Pursuant to the terms of the Merger Agreement, without the prior written consent of Bass Pro Group, no option awards or stock unit awards may be granted under the 2013 Stock Plan beginning on or after October 3, 2016.
Awards Granted – The following awards were granted in 2016:
•163,000 NSOs granted to employees at an exercise price of $48.40 per share;
•25,112 NSOs granted to non-employee directors at an exercise price of $50.45 per share;
•64,000 premium-priced NSOs to the Chief Executive Officer at an exercise price of $55.66 per share, which was equal to 115% of the closing price of the Company’s common stock on the New York Stock Exchange on March 2, 2016;
•425,962 units of nonvested stock issued to employees at a weighted average fair value of $47.35 per unit;
•12,885 units of nonvested stock issued to non-employee directors at a fair value of $50.45 per unit; and
•92,500 units of performance-based restricted stock units to certain executives at a fair value of $48.40 per unit.

The options have an eight-year term and vest over four years for employees and over one year for non-employee directors. The premium-priced NSOs vest in three equal annual installments beginning on March 2, 2017, and expire on March 2, 2024. The nonvested stock awards vest evenly over four years on the grant date anniversary based on the passage of time for employees and over one year for non-employee directors. The performance-based restricted stock units will begin vesting in four equal annual installments on March 2, 2017, since the performance criterion was achieved.
The following table summarizes award activity during 2016 for the Company’s two stock plans:

		All Awards		Non-Vested Awards
	Awards Available for Grant		Weighted Average Exercise Price		Weighted Average Grant Date Fair Value
		Number of Awards		Number of Awards

Outstanding, beginning of year	2,705,252	2,938,166	$25.87	1,582,054	$54.44
Granted	(783,459)	783,459	16.23	783,459	38.34
Vested	—	(333,718)		(545,873)	51.22
Exercised	—	(488,519)	16.38
Forfeited (1)	90,445	(100,053)	3.47	(100,125)	51.67
Expired/Cancelled	3,944	(11,610)	40.35
Outstanding, end of year (2)	2,016,182	2,787,725	28.65	1,719,515	38.16

(1)	Options forfeited under the 2013 Stock Plan are immediately available for grant.
(2)At the end of 2016, total awards outstanding were comprised of the following under the Company’s two stock plans:

Type of Award	Number of Awards

Non-statutory stock options	1,848,964
Nonvested stock units	777,190
Performance based restricted stock units	161,571
Total	2,787,725

CABELA’S INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Tables are in Thousands Except Share and Per Share Amounts)

The following table provides information relating to the Company’s equity share-based payment awards at December 31, 2016:

					Weighted Average Remaining Contractual Life (in Years)
		Weighted Average Exercise Price	Weighted Average Fair Value	Aggregate Intrinsic Value
	Number of Awards

Vested and exercisable	1,068,210	$33.72	$14.66	$27,573	3.76
Non-vested	1,719,515	25.50	38.16	58,944	6.40
Total outstanding	2,787,725	28.65	29.16	$86,517	5.64
Vested and expected to vest, December 31, 2016	2,722,630	29.25		$82,951	5.34
The aggregate intrinsic value of awards exercised was $17 million, $39 million, and $41 million during 2016, 2015, and 2014, respectively. The total fair value of shares vested was $17 million, $14 million, and $16 million in 2016, 2015, and 2014, respectively. Based on the Company’s closing stock price of $58.55 as of December 31, 2016, the total number of in-the-money awards exercisable as of December 31, 2016, was 913,432.
The equity share-based payment awards outstanding and exercisable as of December 31, 2016, were in the following exercise price ranges:

Awards Outstanding				Awards Exercisable
			Weighted Average Remaining Contractual Life (in Years)
		Weighted Average Exercise Price			Weighted Average Exercise Price

Exercise Price	Number			Number

$0.00 (1)	938,761	$—	8.23	—	$—
$7.16 to $8.01	153,855	8.01	0.17	153,855	8.01
$11.49 to $15.25	11,500	12.31	0.36	11,500	12.31
$16.18 to $19.47	204,850	16.48	1.18	204,850	16.48
$22.32 to $40.45	403,844	32.60	2.76	339,844	31.13
$44.70 to $58.55	708,349	52.69	6.59	203,383	52.02
$61.23 to $76.27	366,566	67.20	5.30	154,778	65.35
	2,787,725	28.65	5.64	1,068,210	33.72

(1)
Represents nonvested stock units and performance based restricted stock units granted under the Company’s two stock plans. All other amounts in their respective exercise price ranges are for non-statutory stock options.

Employee Stock Purchase Plan – During 2016, there were 74,069 shares issued under the Cabela’s Incorporated 2013 Employee Stock Purchase Plan with 1,738,226 shares of common stock authorized and available for issuance at December 31, 2016. Pursuant to the terms of the Merger Agreement, no shares may be purchased under the Employee Stock Purchase Plan with respect to offering periods beginning on or after October 3, 2016.
401(k) Savings Plan – All employees are eligible to defer up to 80% of their wages in Cabela’s 401(k) savings plan, subject to certain limitations. The Company matches 100% of eligible employee deferrals up to 4% of eligible wages. Total expense for employer contributions was $9 million, $10 million, and $8 million in 2016, 2015, and 2014, respectively.

CABELA’S INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
Retained Earnings – The most significant restrictions on the payment of dividends by the Company to stockholders are contained within the covenants under its revolving credit and unsecured senior notes purchase agreements. Also, Nebraska banking laws govern the amount of dividends that WFB can pay to Cabela’s. In 2016 and 2015, WFB paid dividends to Cabela’s of $40 million and $50 million, respectively. At December 31, 2016, the Company had unrestricted retained earnings of $215 million available for dividends. However, the Company has never declared or paid any cash dividends on its common stock.
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
Accumulated Other Comprehensive Loss – The components of accumulated other comprehensive loss, net of related taxes, are as follows for the years ended:

	2016	2015

Accumulated net unrealized holding gains on economic development bonds	$8,103	$10,097
Cumulative foreign currency translation adjustments	(54,025)	(61,011)
Total accumulated other comprehensive loss	$(45,922)	$(50,914)
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

CABELA’S INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Tables are in Thousands Except Share and Per Share Amounts)

On September 1, 2015, we announced that our Board of Directors approved a share repurchase program authorizing the Company to repurchase up to $500 million of its common stock over a two-year period. This authorization was in addition to the standing annual authorization to repurchase shares to offset dilution resulting from equity-based awards issued under the Company’s equity compensation plans. The total amount of share repurchases that the Company can make in a year is limited to 75% of its prior year consolidated earnings before interest, taxes, depreciation and amortization, as defined, pursuant to a covenant requirement of its credit agreement. We did not engage in any stock repurchase activity in 2016. As of December 31, 2016, up to $426 million of authorization to repurchase our common stock remained under this program. Under this authorization, we repurchased 1,989,305 shares of our common stock at a total cost of $74 million in 2015. In 2015, we also repurchased 2,000,000 shares of our common stock in open market transactions at a cost of $100 million under the share repurchase program to offset dilution resulting from equity awards granted under the Company’s equity compensation plans.
The following table reconciles the Company’s treasury stock activity for the years ended:

	2016	2015

Balance, beginning of year	3,776,305	—
Total common stock repurchased at a total cost of $174,124 for 2015	—	3,989,305
Treasury shares issued on exercise of stock options and share-based payment awards	(683,541)	(213,000)
Balance, end of year	3,092,764	3,776,305
21.     EARNINGS PER SHARE
The following table reconciles the weighted average number of shares utilized in the earnings per share calculations for the years ended:

	2016	2015	2014

Common shares – basic	68,323,540	70,102,715	70,987,168
Effect of incremental dilutive securities:
Stock options and nonvested stock units	673,124	866,198	890,688
Common shares – diluted	68,996,664	70,968,913	71,877,856
Stock options outstanding considered anti-dilutive excluded from calculation	1,108,446	1,283,148	389,080

CABELA’S INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Tables are in Thousands Except Share and Per Share Amounts)

22.     SUPPLEMENTAL CASH FLOW INFORMATION
The following table sets forth non-cash financing and investing activities and other cash flow information for the years ended:

	2016	2015	2014
Non-cash financing and investing activities:
Accrued property and equipment additions (1)	$7,188	$13,538	$40,255
Depreciation adjustment reducing deferred grant income	(2,252)	—	(831)

Other cash flow information:
Interest paid (2)	$129,103	$86,194	$80,311
Capitalized interest	(3,132)	(10,499)	(7,788)
Interest paid, net of capitalized interest	$125,971	$75,695	$72,523
Income taxes, net of refunds	$60,810	$107,792	$145,196

(1)	Accrued property and equipment additions are recognized in the consolidated statements of cash flows in the year they are paid.

(2)	Includes interest paid by the Financial Services segment totaling $84 million, $68 million, and $64 million for 2016, 2015, and 2014, respectively.
23.     SEGMENT REPORTING
Guidance under ASC Topic 280, “Segment Reporting,” requires companies to evaluate their reportable operating segments periodically and when certain events occur. Changes in the first quarter of 2016 in our executive management structure and responsibilities resulted in a change in the Company’s chief operating decision maker function. As a result of these changes, as well as the finalization and implementation of our Vision 2020 strategic plan at the beginning of fiscal year 2016, and operational changes in our organizational structure, the Company updated its reportable segments effective the beginning of fiscal year 2016. The Company now accounts for its operations as two reportable segments: Merchandising and Financial Services. Prior to the beginning of fiscal year 2016, we had four reportable segments: Retail, Direct, Financial Services, and Corporate Overhead and Other.
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
Results for years ended 2015 and 2014, presented in the tables below and in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” – “2016 Compared to 2015” and “2015 Compared to 2014,” presented herein, have been recast to reflect these new segments.

CABELA’S INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Tables are in Thousands Except Share and Per Share Amounts)

Primary operating costs by segment are summarized below.
Merchandising Segment:

•	Employee compensation and benefits, advertising and marketing costs, depreciation, and retail store related occupancy costs.

•	Costs relating to receiving, distribution, and storage of inventory; and merchandising, order processing, and quality assurance costs.

•	Corporate headquarters occupancy costs, other general and administrative costs, and costs relating to operations of various ancillary subsidiaries such as real estate.

•	Consulting fees and other expenses associated with the Company’s corporate restructuring initiatives incurred in 2016 and 2015 and the review of strategic alternatives incurred in 2016.
Financial Services Segment:

•	Advertising and promotion, license fees, third party services for processing credit card transactions, employee compensation and benefits, and other general and administrative costs.

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

•
Merchandise distribution inventory, technology infrastructure and related information technology systems, corporate cash and cash equivalents, EDBs, deferred income taxes, and other corporate long-lived assets.

Financial Services Segment:

•	Cash, credit card loans, restricted cash, receivables, property and equipment, and other assets.

Under an Intercompany Agreement, the Financial Services segment pays to the Merchandising segment a fixed license fee that includes 70 basis points on all originated charge volume of the Cabela’s CLUB Visa credit card portfolio. Among other items, the agreement also requires the Financial Services segment to reimburse the Merchandising segment for certain promotional costs, which are recorded as a reduction to Financial Services segment revenue and as a reduction to merchandise costs associated with the Merchandising segment. In addition, if the total risk-based capital ratio of WFB is greater than 13% at any quarter end, the Financial Services segment must pay an additional license fee to the Merchandising segment equal to 50% of the amount that the total risk-based capital ratio exceeds 13%. The total risk-based capital ratio of WFB exceeded this 13% threshold at March 31, 2014, so an additional license fee of $11 million was paid in April 2014 by the Financial Services segment to the Merchandising segment and was classified in SD&A expenses. No additional license fee was paid in the remainder of 2014, and none in 2015 or 2016.

CABELA’S INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Tables are in Thousands Except Share and Per Share Amounts)

Financial information by segment is presented in the following table for the years presented:

		Financial Services
Fiscal Year 2016:	Merchandising		Total

Merchandise sales	$3,558,019	$—	$3,558,019
Non-merchandise revenue:
Financial Services	—	521,795	521,795
Other	28,279	—	28,279
Total revenue before intersegment eliminations	3,586,298	521,795	4,108,093
Intersegment revenue eliminated in consolidation	—	21,266	21,266
Total revenue as reported	$3,586,298	$543,061	$4,129,359

Operating income	$73,494	$200,446	$273,940
Operating income as a percentage of revenue	2.0%	38.4%	6.6%
Depreciation and amortization	$144,553	$5,610	$150,163
Assets	3,075,258	5,895,566	8,970,824
Property and equipment additions including accrued amounts	150,885	1,238	152,123

Fiscal Year 2015:

Merchandise sales	$3,481,375	$—	$3,481,375
Non-merchandise revenue:
Financial Services	—	482,329	482,329
Other	13,784	—	13,784
Total revenue before intersegment eliminations	3,495,159	482,329	3,977,488
Intersegment revenue eliminated in consolidation	—	20,214	20,214
Total revenue as reported	$3,495,159	$502,543	$3,997,702

Operating income	$134,804	$172,988	$307,792
Operating income as a percentage of revenue	3.9%	35.9%	7.7%
Depreciation and amortization	$130,856	$1,716	$132,572
Assets	3,090,825	5,372,179	8,463,004
Property and equipment additions including accrued amounts	358,953	2,233	361,186

Fiscal Year 2014:

Merchandise sales	$3,200,219	$—	$3,200,219
Non-merchandise revenue:
Financial Services	—	415,574	415,574
Other	17,046	—	17,046
Total revenue before intersegment eliminations	3,217,265	415,574	3,632,839
Intersegment revenue eliminated in consolidation	—	14,811	14,811
Total revenue as reported	$3,217,265	$430,385	$3,647,650

Operating income	$223,745	$111,650	$335,395
Operating income as a percentage of revenue	7.0%	26.9%	9.2%
Depreciation and amortization	$111,543	$1,554	$113,097
Assets	2,762,826	4,912,491	7,675,317
Property and equipment additions including accrued amounts	433,672	1,964	435,636

CABELA’S INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Tables are in Thousands Except Share and Per Share Amounts)

The components and amounts of total revenue for the Financial Services segment were as follows for the years ended:

	2016	2015	2014

Interest and fee income	$597,709	$481,731	$400,948
Interest expense	(88,177)	(68,827)	(64,167)
Provision for loan losses	(147,661)	(85,120)	(61,922)
Net interest income, net of provision for loan losses	361,871	327,784	274,859
Non-interest income:
Interchange income	410,718	394,037	366,633
Other non-interest income	3,333	2,990	3,338
Total non-interest income	414,051	397,027	369,971
Less: Customer rewards costs	(232,861)	(222,268)	(214,445)
Financial Services revenue	$543,061	$502,543	$430,385
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
The following table sets forth the percentage of our merchandise revenue contributed by major product categories for our Merchandising segment for the last three years.

	2016	2015	2014

Hunting Equipment	48.1%	45.5%	44.3%
General Outdoors	30.9	31.2	30.3
Clothing and Footwear	21.0	23.3	25.4
Total	100.0%	100.0%	100.0%
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
Level 3 is comprised of financial instruments whose fair value is estimated based on internally developed models or methodologies utilizing significant inputs that are primarily unobservable from objective sources. At December 31, 2016, the financial instruments carried on our consolidated balance sheets subject to fair value measurements consisted of EDBs (included in other assets) and were classified as Level 3 for valuation purposes. There were no transfers in or out of Levels 1, 2, or 3 for 2016, 2015, or 2014.

CABELA’S INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Tables are in Thousands Except Share and Per Share Amounts)

The table below presents changes in fair value of the EDBs measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the years ended:

	2016	2015	2014

Balance, beginning of year	$83,767	$82,074	$78,504
Total gains or losses:
Included in earnings - realized	—	—	—
Included in accumulated other comprehensive income (loss) - unrealized	(3,045)	1,076	7,777
Valuation adjustments	(6,395)	—	—
Purchases, issuances, and settlements:
Purchases	—	4,780	558
Issuances	—	—	—
Settlements	(4,391)	(4,163)	(4,765)
Total	(4,391)	617	(4,207)
Balance, end of year	$69,936	$83,767	$82,074
Fair values of our EDBs were estimated using discounted cash flow projection estimates. These estimates are based on available market interest rates and the estimated amounts and timing of expected future payments to be received from municipalities under tax development zones, which we consider to be unobservable inputs (Level 3). In the fourth quarter of 2016, we determined that the fair value of three bonds were below their carrying value which resulted in a fair value adjustment totaling $6 million. Accordingly, deferred grant income was reduced by $6 million due to the other than temporary impairment loss that was recognized on the EDBs. The reduction in deferred grant income resulted in an increase in depreciation expense of $2 million which was included in impairment and restructuring charges in the consolidated statements of income. There were no other than temporary fair value adjustments of EDBs and no adjustments of deferred grant income related to EDBs in 2015 or 2014.
On a quarterly basis, we perform various procedures to analyze the amounts and timing of projected cash flows to be received from our EDBs. Refer to Note 1 “Nature of Business and Summary of Significant Accounting Policies” of the Notes to Consolidated Financial Statements under the section entitled “Government Economic Assistance and Economic Development Bonds” for information on our procedures used to analyze the amounts and timing of projected cash flows to be received from our EDBs.
We evaluate the recoverability of property and equipment, goodwill, other property, and other intangibles whenever indicators of impairment exist using significant unobservable inputs. This evaluation included existing store locations and future retail store sites. Impairment losses consisted of the following for the years ended:

	2016	2015	2014

Carrying value of property and equipment, other property, and other assets	$27,364	$25,541	$—
Less: Fair value of related assets	19,497	15,766	—
Impairment losses	$7,867	$9,775	$—
The impairment losses we incurred in 2016 and 2015 were recognized in the Merchandising segment. Refer to Note 14 “Impairment and Restructuring Charges” of the Notes to Consolidated Financial Statements under the section entitled “Impairment” for additional information on these impairment losses. Local economic trends, government regulations, and other restrictions where we own properties may impact management projections that could change undiscounted cash flows in future periods which could trigger possible future write downs.

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

	2016		2015
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value

Financial Assets:
Credit card loans, net	$5,579,575	$5,579,575	$5,035,267	$5,035,267

Financial Liabilities:
Time deposits	1,168,857	1,171,001	879,899	879,197
Secured variable funding obligations of the Trust	420,000	420,000	655,000	655,000
Secured obligations of the Trust (1)	3,578,500	3,559,438	3,238,500	3,178,028
Long-term debt (1)	752,830	772,311	861,281	892,425

(1)	Balances do not include related debt issuance costs as a direct deduction from such balances.
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
Time Deposits – Time deposits are pooled in homogeneous groups, and the future cash flows of those groups are discounted using current market rates offered for similar products for purposes of estimating fair value. For both years presented, we have consistently applied our discounting methodologies to estimated future cash flows in determining estimated fair value for time deposits.
Obligations of the Trust – The secured variable funding obligations of the Trust, which include variable rates of interest that adjust daily, can fluctuate daily based on the short-term operational needs of the Financial Services segment with advances and pay downs at par value. Therefore, the carrying value of the secured variable funding obligations of the Trust approximates fair value.
The estimated fair value of secured obligations of the Trust is based on future cash flows associated with each type of debt discounted using current borrowing rates for similar types of debt of comparable maturity. For both years presented, we have consistently applied our discounting methodologies to estimated future cash flows in determining estimated fair value for secured obligations of the Trust.
Long-Term Debt – The estimated fair value of long-term debt is based on future cash flows associated with each type of debt discounted using current borrowing rates for similar types of debt of comparable maturity. For both years presented, we have consistently applied our discounting methodologies to estimated future cash flows in determining estimated fair value for long-term debt.
25.     ACCOUNTING PRONOUNCEMENTS
The following accounting standards are grouped by their effective date applicable to the Company:

CABELA’S INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Tables are in Thousands Except Share and Per Share Amounts)

Effective the first quarter of fiscal year 2017:
In July 2015, the Financial Accounting Standards Board (“FASB”) issued ASU 2015-11, “Inventory (Topic 330): Simplifying the Measurement of Inventory” (“ASU 2015-11”). Under this standard, inventory will be measured at the “lower of cost and net realizable value” and options that currently exist for “market value” will be eliminated. ASU 2015-11 defines net realizable value as the “estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation.”
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
We have evaluated the provisions of these two statements and do not believe that the adoption of either statement will have a material effect on the Company’s consolidated financial position or results of operations.
Effective the first quarter of fiscal year 2018:
In May 2014, the FASB issued ASU 2014-09 “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09”), which has been further clarified and amended in 2015 and 2016. ASU 2014-09 is a comprehensive new revenue recognition model requiring a company to recognize revenue to depict the transfer of goods or services to a customer at an amount reflecting the consideration it expects to receive in exchange for those goods or services. The guidance also requires disclosures regarding the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. In adopting ASU 2014-09, companies may use either a full retrospective or a modified retrospective approach. Early adoption is permitted. We are evaluating the provisions of this statement, which we do not intend to early adopt, and have not determined what impact such adoption will have on the Company’s consolidated financial position or results of operations.
In November 2016, the FASB issued ASU 2016-18 “Statement of Cash Flows - Restricted Cash” (“ASU 2016-18”). This standard requires entities to show the changes in the total of cash, cash equivalents, restricted cash, and restricted cash equivalents in the statement of cash flows. Early adoption is permitted and must be adopted retrospectively. We do not intend to early adopt the provisions of this statement and do not believe that adoption will have a material effect on the Company’s consolidated financial position or results of operations since the provisions of this statement are only of a disclosure nature.
Effective the first quarter of fiscal year 2019:
In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842)” (“ASU 2016-02”). Under this standard, operating and finance leases with a lease term of more than 12 months will be recorded in the balance sheet as right-of-use assets with offsetting lease liabilities based on the present value of future lease payments. The standard also requires qualitative and quantitative disclosures designed to assess the amount, timing, and uncertainty of cash flows arising from leases. Early adoption is permitted and requires the use of a modified retrospective transition approach, which includes a number of optional practical expedients that entities may elect to apply. We are evaluating the provisions of this statement, including which period to adopt, and have not determined what impact the adoption of ASU 2016-02 will have on the Company’s consolidated results of operations or financial position except that leased assets (as defined), total assets, related lease liabilities, and total liabilities will significantly increase.
Effective the first quarter of fiscal year 2020:
In June 2016, the FASB issued ASU 2016-13, “Measurement of Credit Losses on Financial Instruments” (“ASU 2016-13”). ASU 2016-13 will change the accounting for credit impairment by adding an impairment model that is based on expected losses rather than incurred losses. Under this standard, an entity recognizes as an allowance its estimate of expected credit losses, which the FASB believes will result in more timely recognition of such losses. Early adoption is permitted beginning January 1, 2019. We are evaluating the provisions of this statement, including which period to adopt, and have not determined what impact the adoption of ASU 2016-13 will have on the Company’s consolidated financial position or results of operations.

CABELA’S INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Tables are in Thousands Except Share and Per Share Amounts)

26.     QUARTERLY FINANCIAL INFORMATION (Unaudited)
The following table sets forth unaudited financial and operating data in each quarter for years 2016 and 2015:

	2016 by Quarter				2015 by Quarter
	First	Second	Third	Fourth	First	Second	Third	Fourth

Total revenue	$864,662	$929,897	$996,495	$1,338,305	$827,076	$836,276	$926,523	$1,407,827
Operating income (1)	44,356	67,709	49,231	112,644	44,533	63,390	72,945	126,924
Net income	22,889	37,759	28,240	58,059	26,774	40,057	43,708	78,791
Earnings per share:
Basic (2)	0.34	0.55	0.41	0.85	0.38	0.56	0.63	1.15
Diluted (2)	0.33	0.55	0.41	0.84	0.37	0.56	0.62	1.14

(1) Includes impairment and restructuring charges recognized by quarter as follows:	$2,972	$959	$1,454	$8,737	$—	$—	$5,587	$9,744

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
27.     SUBSEQUENT EVENT
On February 15, 2017, the Series 2012-I notes of the Trust totaling $425 million were repaid in full using restricted cash of the Trust.

CABELA’S INCORPORATED AND SUBSIDIARIES
SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS
(In Thousands)

	Beginning of Year Balance	Charged to Costs and Expenses	Charged to Other Accounts	Deductions	End of Year Balance

Year Ended December 31, 2016:
Allowance for doubtful accounts on accounts receivable balances	$1,265	$648	$—	$(856)	$1,057
Reserve for sales returns (1)	39,887	—	205,017	(221,464)	23,440
Reserve on notes receivable	4,263	—	—	(2,204)	2,059
Allowance for credit card loan losses	75,911	147,661	—	(105,229)	118,343

Year Ended January 2, 2016:
Allowance for doubtful accounts on accounts receivable balances	$969	$418	$—	$(122)	$1,265
Reserve for sales returns (1)	26,440	—	251,289	(237,842)	39,887
Reserve on notes receivable	4,263	—	—	—	4,263
Allowance for credit card loan losses	56,572	85,120	—	(65,781)	75,911

Year Ended December 27, 2014:
Allowance for doubtful accounts on accounts receivable balances	$1,208	$2,476	$—	$(2,715)	$969
Reserve for sales returns (1)	24,617	—	233,192	(231,369)	26,440
Reserve on notes receivable	4,263	—	—	—	4,263
Allowance for credit card loan losses	53,110	61,922	—	(58,460)	56,572

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
In connection with this Annual Report on Form 10-K, our Chief Executive Officer and Chief Financial Officer evaluated, with the participation of our management, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on management’s evaluation, our Chief Executive Officer and Chief Financial Officer each concluded that our disclosure controls and procedures were effective as of December 31, 2016.
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
With the participation of our Chief Executive Officer and our Chief Financial Officer, management evaluated the effectiveness of our internal control over financial reporting as of December 31, 2016, based on the criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management concluded that our internal control over financial reporting was effective as of December 31, 2016, based on this evaluation.
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
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2016, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Cabela’s Incorporated and Subsidiaries
Sidney, Nebraska

We have audited the internal control over financial reporting of Cabela’s Incorporated and Subsidiaries (the “Company”) as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2016, of the Company and our report dated February 16, 2017, expressed an unqualified opinion on those financial statements and financial statement schedule.
/s/ Deloitte & Touche LLP

DELOITTE & TOUCHE LLP
Omaha, Nebraska
February 16, 2017

ITEM 9B. OTHER INFORMATION
None.
PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information required by this item will be provided by an amendment to this Annual Report on Form 10-K containing the applicable disclosures within 120 days after the end of the fiscal year covered by this report.
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

ITEM 11. EXECUTIVE COMPENSATION
Information required by this item will be provided by an amendment to this Annual Report on Form 10-K containing the applicable disclosures within 120 days after the end of the fiscal year covered by this report.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Information required by this item will be provided by an amendment to this Annual Report on Form 10-K containing the applicable disclosures within 120 days after the end of the fiscal year covered by this report.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Information required by this item will be provided by an amendment to this Annual Report on Form 10-K containing the applicable disclosures within 120 days after the end of the fiscal year covered by this report.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
Information required by this item will be provided by an amendment to this Annual Report on Form 10-K containing the applicable disclosures within 120 days after the end of the fiscal year covered by this report.

PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

     (a) The following documents are filed as part of this report:

1.	Financial Statements:

•	Report of Independent Registered Public Accounting Firm

•	Consolidated Statements of Income – Years ended December 31, 2016, January 2, 2016, and December 27, 2014

•	Consolidated Statements of Comprehensive Income – Years ended December 31, 2016, January 2, 2016, and December 27, 2014

•	Consolidated Balance Sheets – December 31, 2016, and January 2, 2016

•	Consolidated Statements of Cash Flows – Years ended December 31, 2016, January 2, 2016, and December 27, 2014

•	Consolidated Statements of Stockholders’ Equity – Years ended December 31, 2016, January 2, 2016, and December 27, 2014

•	Notes to Consolidated Financial Statements

2.	Financial Statement Schedules:

•	Schedule II – Valuation and Qualifying Accounts
All other schedules for which provision is made in the applicable accounting regulations of the SEC are not required under the related instructions or are inapplicable and, therefore, have been omitted.

3.	Exhibits: See Item 15(b) below.
     (b) Exhibits

Exhibit
Number	Exhibit Description

2.1
Agreement and Plan of Merger, dated as of October 3, 2016, by and among Bass Pro Group, LLC, Prairie Merger Sub, Inc. and Cabela’s Incorporated (incorporated by reference from Exhibit 2.1 of our Current Report on Form 8-K, filed on October 7, 2016, File No. 001-32227)

2.2
Sale and Purchase Agreement, dated as of October 3, 2016, by and among Cabela’s Incorporated, World’s Foremost Bank and Capital One, National Association (incorporated by reference from Exhibit 2.2 of our Current Report on Form 8-K, filed on October 7, 2016, File No. 001-32227)

3.1	Amended and Restated Certificate of Incorporation of Cabela’s Incorporated (incorporated by reference from Exhibit 3.1 of our Current Report on Form 8-K, filed on June 14, 2011, File No. 001-32227)

3.2	Amended and Restated Bylaws of Cabela’s Incorporated (incorporated by reference from Exhibit 3 of our Current Report on Form 8-K, filed on January 5, 2016, File No. 001-32227)

3.3	Amendment to the Amended and Restated Bylaws of Cabela’s Incorporated (incorporated by reference from Exhibit 3.1 of our Current Report on Form 8-K, filed on October 7, 2016, File No. 001-32227)

4.1	Specimen Stock Certificate (incorporated by reference from Exhibit 4.1 of our Registration Statement on Form S-1, filed on March 23, 2004, Registration No. 333-113835)

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

10.30
Omnibus Amendment to Loan Documents dated as of June 18, 2014, among Cabela’s Incorporated, various lenders party thereto, and U.S. Bank National Association, as Administrative Agent (incorporated by reference from Exhibit 10.1 of our Current Report on Form 8-K, filed on June 24, 2014, File No. 001-32227)

10.31
Guaranty dated as of November 2, 2011, among certain subsidiaries of Cabela’s Incorporated and U.S. Bank National Association, as Administrative Agent (incorporated by reference from Exhibit 10.2 of our Current Report on Form 8-K, filed on November 8, 2011, File No. 001-32227)

10.32	Cabela’s Incorporated 2013 Stock Plan (incorporated by reference to Appendix C to our Proxy Statement on Schedule 14A, filed on April 23, 2013, File No. 001-32227)*

10.33	Cabela’s Incorporated 2013 Performance Bonus Plan (incorporated by reference to Appendix E to our Proxy Statement on Schedule 14A, filed on April 23, 2013, File No. 001-32227)*

10.34	Form of 2013 Stock Plan Restricted Stock Unit Agreement (incorporated by reference from Exhibit 10.1 of our Current Report on Form 8-K, filed on March 6, 2014, File No. 001-32227)*

10.35	Form of 2013 Stock Plan Employee Stock Option Agreement (incorporated by reference from Exhibit 10.2 of our Current Report on Form 8-K, filed on March 6, 2014, File No. 001-32227)*

10.36	Form of 2013 Stock Plan Restricted Stock Unit Agreement (Performance-Based) (incorporated by reference from Exhibit 10.3 of our Current Report on Form 8-K, filed on March 6, 2014, File No. 001-32227)*

10.37
Note Purchase Agreement dated as of August 4, 2015, among Cabela’s Incorporated and various purchasers party thereto (incorporated by reference from Exhibit 10.1 of our Current Report on Form 8-K, filed on August 7, 2015, File No. 001-32227)

10.38	Form of Tranche A Note, 3.23%, due August 4, 2020 (incorporated by reference from Exhibit 10.2 of our Current Report on Form 8-K, filed on August 7, 2015, File No. 001-32227)

10.39	Form of Tranche B Note, 3.70%, due August 4, 2022 (incorporated by reference from Exhibit 10.3 of our Current Report on Form 8-K, filed on August 7, 2015, File No. 001-32227)

10.40	Form of Tranche C Note, 3.82%, due December 3, 2022 (incorporated by reference from Exhibit 10.4 of our Current Report on Form 8-K, filed on August 7, 2015, File No. 001-32227)

10.41	Form of Tranche D Note, 4.01%, due August 4, 2025 (incorporated by reference from Exhibit 10.5 of our Current Report on Form 8-K, filed on August 7, 2015, File No. 001-32227)

10.42	Form of Tranche E Note, 4.11%, due December 3, 2025 (incorporated by reference from Exhibit 10.6 of our Current Report on Form 8-K, filed on August 7, 2015, File No. 001-32227)

10.43
Subsidiary Guaranty dated August 4, 2015, provided by certain subsidiaries of Cabela’s Incorporated party thereto to the holders of the Notes (incorporated by reference from Exhibit 10.7 of our Current Report on Form 8-K, filed on August 7, 2015, File No. 001-32227)

10.44
Second Amendment to Amended and Restated Credit Agreement dated August 4, 2015, among Cabela’s Incorporated and various lenders party thereto (incorporated by reference from Exhibit 10.8 of our Current Report on Form 8-K, filed on August 7, 2015, File No. 001-32227)

10.45
Amendment No. 2 to Note Purchase Agreements dated August 4, 2015, among Cabela’s Incorporated, certain subsidiaries of Cabela’s Incorporated party thereto, and certain purchasers party thereto (incorporated by reference from Exhibit 10.9 of our Current Report on Form 8-K, filed on August 7, 2015, File No. 001-32227)

10.46
Executive Employment Agreement dated August 14, 2015, between Cabela’s Incorporated and Brian J. Linneman (incorporated by reference from Exhibit 10.10 to our Quarterly Report on Form 10-Q, filed on October 22, 2015, File No. 001-32227)*

10.47
Executive Employment Agreement dated February 17, 2016, between Cabela’s Incorporated and Michael Copeland (incorporated by reference from Exhibit 10.48 to our Annual Report on Form 10-K, filed on February 19, 2016, File No. 001-32227)*

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

CABELA’S INCORPORATED

Dated:	February 16, 2017	By:	/s/ Thomas L. Millner
Thomas L. Millner
Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Thomas L. Millner	Chief Executive Officer and Director (Principal Executive Officer)	February 16, 2017
Thomas L. Millner

/s/ Ralph W. Castner	Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	February 16, 2017
Ralph W. Castner

*	Chairman of the Board and Director	February 16, 2017
James W. Cabela

*	Director	February 16, 2017
Dennis Highby

*	Director	February 16, 2017
Theodore M. Armstrong

*	Director	February 16, 2017
John H. Edmondson

*	Director	February 16, 2017
Michael R. McCarthy

*	Director	February 16, 2017
Donna M. Milrod

*	Director	February 16, 2017
Beth M. Pritchard

*	Director	February 16, 2017
Peter S. Swinburn

*	Director	February 16, 2017
James F. Wright

* By:	/s/ Thomas L. Millner	Attorney-in-Fact	February 16, 2017
Thomas L. Millner