Form 10-K/A
period 2016-12-31
CABELAS INC
filed 2017-04-28
CIK 1267130

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for at least the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The aggregate market value of the voting common equity held by non-affiliates of the registrant was approximately $1,404,776,989 as of July 2, 2016 (the last business day of the registrant’s most recently completed second fiscal quarter), based upon the closing price of the registrant’s Class A Common Stock on that date as reported on the New York Stock Exchange.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.
Common stock, $0.01 par value: 68,518,091 shares as of February 13, 2017.

DOCUMENTS INCORPORATED BY REFERENCE
The following documents (or parts thereof) are incorporated by reference into the following parts of this Form 10-K: None.

EXPLANATORY NOTE
This Amendment No. 1 to Form 10-K (this “Amendment”) amends the Annual Report on Form 10-K for the fiscal year ended December 31, 2016 originally filed on February 16, 2017 (the “Original Filing”) by Cabela’s Incorporated, a Delaware corporation (“Cabela’s,” “Company,” “we,” “our,” or “us”). We are filing this Amendment to present the information required by Part III of Form 10-K as we will not file our definitive proxy statement within 120 days of the end of our fiscal year ended December 31, 2016.
Except as described above, no other changes have been made to the Original Filing. The Original Filing continues to speak as of the date of the Original Filing, and we have not updated the disclosures contained therein to reflect any events which occurred at a date subsequent to the filing of the Original Filing.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
DIRECTORS
Theodore M. Armstrong, 77, has been a director since December 2004. Mr. Armstrong served as Senior Vice President-Finance and Administration and Chief Financial Officer of Angelica Corporation from 1986 to his retirement in February 2004, and as a consultant to Angelica thereafter. Angelica Corporation is a leading provider of textile rental and linen management services to the U.S. healthcare market. Mr. Armstrong served as a director and Chair of the Audit Committee of UMB Financial Corporation from 2005 to April 2011.

Director Qualifications:

•	Financial Expertise - former Chief Financial Officer of Angelica Corporation; former Chair of the Audit Committee of UMB Financial Corporation; audit committee financial expert

•	Industry Experience - former member of UMB Financial Corporation’s Board of Directors; director of the Company since 2004

•	Outside Board Experience - former director of UMB Financial Corporation

James W. Cabela, 77, is our co-founder and has served on our Board since our incorporation in 1965. Mr. Cabela has been our Chairman since June 2013. Since our founding, Mr. Cabela has been employed by us in various capacities and was our President until July 2003. Mr. Cabela served as a Vice Chairman from 1996 to June 2013.

Director Qualifications:

•	Management and Leadership Experience - current Chairman of the Company; former President of the Company; former Vice Chairman of the Company

•	Industry Experience - co-founder of the Company; director of the Company since 1965

•	Marketing Experience - innovator in the direct marketing of outdoor gear

John H. Edmondson, 73, has been a director since October 2007. Mr.  Edmondson served as Chief Executive Officer and a director of West Marine, Inc., the country’s largest specialty retailer of boating supplies and accessories, from December 1998 until his retirement in January 2005. Prior to joining West Marine, he served as Chief Executive Officer of World Duty Free Americas, Inc., formerly known as Duty Free International. Mr. Edmondson also served as a director of Vitamin Shoppe, Inc. from 2005 to June 2016.

Director Qualifications:

•	Management and Leadership Experience - former Chief Executive Officer of West Marine, Inc.; former Chief Executive Officer of World Duty Free Americas, Inc.

•	Financial Expertise - former member of the Audit Committee of Vitamin Shoppe; audit committee financial expert

•
Industry Experience - former Chief Executive Officer of specialty retailer; former member of Board of Directors of specialty retailer and direct marketer of vitamins and supplements; director of the Company since 2007

•	Marketing Experience - former Chief Executive Officer of specialty retailer

•	Outside Board Experience - former director of Vitamin Shoppe

Dennis Highby, 68, has been a director since July 2003. Mr. Highby served as a Vice Chairman from April 2009 to March 2014. From July 2003 to March 2009, Mr. Highby was our President and Chief Executive Officer (“CEO”). Mr. Highby was employed by us from 1976 to March 2014 and held various management positions, including Merchandise Manager, Director of Merchandising, and Vice President. He held the position of Vice President from 1996 to July 2003.

Director Qualifications:

•	Management and Leadership Experience - served as our CEO from July 2003 to March 2009; former Vice Chairman of the Company

•	Industry Experience - 38 years of employment by the Company, during which he held a series of senior management positions; director of the Company since 2003

•	Marketing Experience - many years of experience in the marketing and promotion of outdoor products through direct and retail channels

Michael R. McCarthy, 65, has been a director since 1996. Mr. McCarthy has served as a director and Chairman of McCarthy Group since 1986. McCarthy Group is a private equity firm. Mr. McCarthy also serves as a director of Union Pacific Corporation and Peter Kiewit Sons’, Inc.

Director Qualifications:

•	Management and Leadership Experience - Chairman of McCarthy Group

•	Financial Expertise - former member of the Audit Committee of Union Pacific; determined to be audit committee financial expert by Union Pacific’s Board of Directors; founder of private equity firm

•	Industry Experience - director of the Company since 1996

•	Outside Board Experience - McCarthy Group; Union Pacific; and Peter Kiewit Sons’

Thomas L. Millner, 63, has been our CEO and a director since April 2009. Mr. Millner served as our President from April 2009 until February 2016. Mr. Millner was the Chief Executive Officer of Remington Arms Company, Inc., a leading manufacturer of firearms and ammunition, from April 1999 until March 2009 and was a director of Remington from June 1994 until March 2009.  From December 2008 until March 2009, Mr. Millner also served as Chief Executive Officer of Freedom Group, Inc., a holding company which directly or indirectly owns Remington and related companies.  Mr. Millner served as President of Remington from May 1994 to May 2007.  Mr. Millner also serves as a director of Best Buy Co., Inc. Mr. Millner served as a director of Stanley Furniture Company, Inc. from 1999 to March 2011 and Lazy Days’ R.V. Center, Inc. from 2005 to June 2009.

Director Qualifications:

•	Management and Leadership Experience - current CEO; Chief Executive Officer of Remington from April 1999 to March 2009

•	Financial Expertise - former member of the Audit Committee of Stanley Furniture Company; determined to be audit committee financial expert by Stanley Furniture’s Board of Directors

•	Industry Experience - current CEO; director of the Company since 2009

•	Outside Board Experience - Best Buy; former director of Stanley Furniture and Lazy Days’ R.V. Center

Donna M. Milrod, 49, has been a director since February 2014. Ms. Milrod served as Managing Director and Head of DTCC Solutions at The Depository Trust & Clearing Corporation (“DTCC”) from February 2015 to November 2016. In addition to her business role, Ms. Milrod also led DTCC’s Global Strategy and Business Development function. From October 2012 to February 2015, Ms. Milrod served as Managing Director and Chief Administrative Officer of DTCC, with responsibilities for DTCC’s finance, operations, regulatory relations, business continuity, vendor management, and security functions. As the leading post-trade market infrastructure for the global capital markets, DTCC provides clearing, settlement, and information services for equities, corporate and municipal bonds, government and mortgage-backed securities, money market instruments, and over-the-counter derivatives for thousands of institutions worldwide. Prior to joining DTCC, Ms. Milrod served as Deputy Chief Executive Officer of Deutsche Bank North America (“DBA”) from 2009 to October 2012. In addition, Ms. Milrod was head of Deutsche Bank’s Regional Oversight & Strategy Group where she established DBA’s Independent Control Office to enhance the company’s control and governance infrastructure and oversee the day-to-day relationships with its numerous regulators. Ms. Milrod joined Deutsche Bank in September 1999 following its merger with Bankers Trust Corporation and held a number of other senior positions at the company, including Assistant Treasurer of the Americas.
Director Qualifications:

•	Management and Leadership Experience - former Managing Director and Head of DTCC Solutions; former Chief Administrative Officer of DTCC; former Deputy Chief Executive Officer of DBA

•	Financial Expertise - former Chief Administrative Officer of DTCC; former Deputy Chief Executive Officer of DBA

•	Industry Experience - former Deputy Chief Executive Officer of DBA

Beth M. Pritchard, 70, has been a director since March 2011. Ms. Pritchard has served as a principal and strategic advisor for Sunrise Beauty Studio, LLC since 2009. Sunrise Beauty Studio develops and manufactures third party personal care and fragrance products for major retailers. From 2008 to 2013, Ms. Pritchard served as North American Advisor to M.H. Alshaya Co., a diverse franchisee group based in the Middle East. From 2006 to 2009, Ms. Pritchard was the President and Chief Executive Officer and subsequent Vice Chairman of Dean & DeLuca, Inc., a retailer of gourmet and specialty foods. Ms. Pritchard was the President and Chief Executive Officer of Organized Living, Inc., a retailer of home and office storage and organization products, from 2004 to 2005. From 1991 to 2003, Ms. Pritchard was an executive with Limited Brands, Inc. (which is now known as L Brands, Inc.), a specialty retailer, serving as President and Chief Executive Officer of Bath & Body Works. Ms. Pritchard also serves as a director of Vitamin Shoppe, Inc. and Loblaw Companies Limited. She served as a director of Borderfree, Inc. from October 2014 to June 2015, Zale Corporation from 2012 to May 2014, Shoppers Drug Mart Corporation from 2012 to March 2014, Ecolab Inc. from 2004 to 2010, Borders Group, Inc. from 2000 to 2007, and Albertson’s, Inc. from 2004 to 2006.

Director Qualifications:

•
Management and Leadership Experience - President and Chief Executive Officer and subsequent Vice Chairman of Dean & DeLuca from 2006 to 2009; President and Chief Executive Officer of Organized Living from 2004 to 2005; President and Chief Executive Officer of Bath & Body Works from 1991 to 2003

•	Financial Expertise - former member of the Audit Committees of Albertson’s and Zale Corporation

•
Industry Experience - former President and Chief Executive Officer of several specialty retailers; member of Board of Directors of specialty retailer and direct marketer of vitamins and supplements; former member of Board of Directors of specialty retailer of jewelry

•	Marketing Experience - former President and Chief Executive Officer of several specialty retailers

•	Outside Board Experience - Vitamin Shoppe; Loblaw Companies Limited; former director of Borderfree, Zale Corporation, Shoppers Drug Mart Corporation, Ecolab, Borders Group, and Albertson’s

Peter S. Swinburn, 64, has been a director since August 2015. Mr. Swinburn served as Chief Executive Officer and President of Molson Coors Brewing Company, one of the world’s largest brewers, from July 2008 until his retirement in December 2014. He also served as a director of Molson Coors Brewing Company and MillerCoors LLC from July 2008 until his retirement. He served as President and Chief Executive Officer of Coors Brewing Company, a wholly-owned subsidiary of Molson Coors, from October 2007 to June 2008, and as President and Chief Executive Officer of Molson Coors Brewing Company (UK) Limited (MCBC UK), a wholly-owned subsidiary of Molson Coors, from 2005 to November 2007. Before that, he served as President and Chief Executive Officer, Coors Brewing Worldwide and Chief Operating Officer of MCBC UK following Molson Coors' acquisition of MCBC UK in 2002, until 2003. Prior to Molson Coors acquiring MCBC UK, Mr. Swinburn was Sales Director for Bass Brewers from 1994 to 2002. Mr. Swinburn also serves as a director of Express, Inc.

Director Qualifications:

•
Management and Leadership Experience - Chief Executive Officer President of Molson Coors from July 2008 to December 2014; President and Chief Executive Officer of Coors Brewing Company from October 2007 to June 2008; President and Chief Executive Officer of MCBC UK from 2005 to November 2007; President and Chief Executive Officer of Coors Brewing Worldwide from 2003 to 2005

•	Industry Experience - director of specialty retailer

•	Marketing Experience - former Chief Executive Officer and President of Molson Coors, Coors Brewing Company, MCBC UK, and Coors Brewing Worldwide; former Chief Operating Officer of MCBC UK

•	Outside Board Experience - Express; former director of Molson Coors and MillerCoors

James F. Wright, 67, has been a director since April 2015. Mr. Wright served as Executive Chairman of Tractor Supply Company, a farm and ranch supply retailer, from January 2013 through December 2013. Prior to that, Mr. Wright served as Chairman of the Board and Chief Executive Officer of Tractor Supply Company from November 2007 to January 2013, and previously served as President and Chief Executive Officer from 2004 to November 2007 and as President and Chief Operating Officer from 2000 to 2004. He previously served as President and Chief Executive Officer of Tire Kingdom, a tire and automotive services retailer, from 1997 to 2000. Mr. Wright also serves as a director of H&R Block, Inc. He served as a director of Spartan Stores, Inc. from 2002 through August 2011 and previously served on the board and as a member of the Executive Committee of the National Retail Federation, the world’s largest retail trade association.

Director Qualifications:

•
Management and Leadership Experience - Chairman and Chief Executive Officer of Tractor Supply Company from November 2007 to January 2013; President and Chief Executive Officer of Tractor Supply Company from 2004 to November 2007; President and Chief Operating Officer of Tractor Supply Company from 2000 to 2004; President and Chief Executive Officer of Tire Kingdom from 1997 to 2000

•
Industry Experience - former Chairman, President, Chief Executive Officer, and Chief Operating Officer of Tractor Supply Company; former President and Chief Executive Officer of Tire Kingdom; former director and Executive Committee member of the National Retail Federation

•	Marketing Experience - former Chairman, President, Chief Executive Officer, and Chief Operating Officer of Tractor Supply Company; former President and Chief Executive Officer of Tire Kingdom

•	Outside Board Experience - H&R Block; former director of Spartan Stores and Tractor Supply Company
EXECUTIVE OFFICERS
The table below sets forth certain information regarding our executive officers.

Name	Age	Position

James W. Cabela	77	Chairman
Thomas L. Millner	63	Chief Executive Officer
Scott K. Williams	53	President
Sean Baker	46	Executive Vice President and President and Chief Executive Officer of World’s Foremost Bank
Charles Baldwin	49	Executive Vice President and Chief Administrative Officer
Ralph W. Castner	54	Executive Vice President and Chief Financial Officer
Douglas R. Means	51	Executive Vice President and Chief Information Technology and Supply Chain Officer

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

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our officers and directors, and persons who own more than 10 percent of a registered class of our equity securities, to file with the SEC and New York Stock Exchange (“NYSE”) reports of ownership of our securities and changes in reported ownership. Based solely on a review of the reports furnished to us, or written representations from reporting persons that all reportable transactions were reported, we believe that during the fiscal year ended December 31, 2016, our officers, directors, and greater than 10 percent owners timely filed all reports they were required to file under Section 16(a).

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

DIRECTOR RECOMMENDATION PROCESS

As of the date of this Amendment, there have been no material changes to the procedures by which security holders may recommend nominees to our Board as described in the Company’s Definitive Proxy Statement filed with the SEC on November 17, 2016.

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

ITEM 11. EXECUTIVE COMPENSATION
EXECUTIVE COMPENSATION
Throughout this Amendment, the individuals included in the Fiscal 2016 Summary Compensation Table on page 21 are referred to as the “named executive officers.” In the Compensation Discussion and Analysis below, the individuals listed above as executive officers of the Company, other than Mr. Cabela, are referred to as the “executive officers.”

Compensation Discussion and Analysis

Impact of Merger Agreement

On October 3, 2016, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Bass Pro Group, L.L.C. (“Bass Pro”) which provides for the acquisition of the Company by Bass Pro in an all-cash transaction through the merger of the Company with and into a subsidiary of Bass Pro (the “Merger”). On April 17, 2017, the Company entered into an Amendment to Agreement and Plan of Merger with Bass Pro. Subject to the terms and conditions of the Merger Agreement, as amended, the Company will merge with and into a subsidiary of Bass Pro in an all cash-transaction. While the Merger will impact outstanding equity awards as described below, this Compensation Discussion and Analysis describes the Company’s executive compensation program in place during 2016, including the original terms of the 2016 grants (without taking into consideration the impact of the Merger as the Merger was not consummated as of fiscal 2016 year end).

The Merger Agreement, as amended, provides that, as of immediately prior to the effective time of the Merger:

•
each Company option will be fully vested and cancelled by virtue of the Merger and, in exchange therefor, each holder of any such cancelled Company option will be entitled to receive a payment in cash of an amount equal to the product of (i) the number of shares of Company common stock subject to such cancelled Company option, and (ii) the excess, if any, of the Merger consideration of $61.50 per share (subject to adjustment under certain circumstances specified in the Merger Agreement, as amended) (the “Merger Consideration”) over the exercise price per share subject to such cancelled Company option, without interest; provided, however, that any such Company option with respect to which the exercise price per share subject thereto is equal or greater than the Merger Consideration will be cancelled in exchange for no consideration; and

•
each restricted stock unit award will be fully vested (with any performance conditions applicable to such award deemed satisfied in full) and cancelled by virtue of the Merger and, in exchange therefor, each holder of any such cancelled award will be entitled to receive a payment in cash of an amount equal to the product of (i) the number of shares of Company common stock subject to such cancelled award and (ii) the Merger Consideration.

Executive Summary

Our compensation programs are intended to provide a link between the creation of shareholder value and the compensation earned by our executive officers and certain key personnel. Our compensation structure consists of a mix of base pay, short-term incentive compensation, and long-term incentive compensation. Our short-term incentive plan (our Performance Bonus Plan) provides for cash bonuses to be paid to our executive officers based on corporate performance. Objectives are set on an annual basis, and they consist of milestones which we believe will contribute to growth in shareholder value. Under our current long-term incentive plan, we have granted stock options, premium-priced stock options, restricted stock units, and performance-based restricted stock units. Our long-term incentive plans are designed to reward executives for increasing long-term shareholder value. In an effort to ensure that our overall compensation package was weighted towards long-term incentive opportunities, since 2010 through our entry into the Merger Agreement, annual equity grants have been delivered in the form of restricted stock units, performance-based restricted stock units, and stock options. Under the terms of the Merger Agreement, we are not allowed to grant equity-based long-term incentives.

As discussed in "Management's Discussion and Analysis of Financial Conditions and Results of Operations" in our Annual Report on Form 10-K, our fiscal 2016 financial results were not as strong as our fiscal 2015 results. The following table highlights the year-over-year comparison of the key financial metric that we used in evaluating the Company's fiscal 2016 performance for the purpose our Performance Bonus Plan. Adjusted operating income was chosen as the metric for the fiscal 2016 cash bonus opportunities under the Performance Bonus Plan to keep our executive officers focused on operating efficiencies while growing total revenue.

Corporate Financial Objectives	Fiscal 2015	Fiscal 2016	Increase/(Decrease)

Adjusted Operating Income	$329 million (1)	$318 million	$(11) million

(1)
Adjusted operating income was not a corporate financial objective in fiscal 2015. See “Fiscal 2016 Bonus Opportunities” for further information regarding how adjusted operating income is calculated for bonus purposes.

We believe that our compensation programs provide a strong link with shareholder value, as demonstrated by the following:

•	Short-term cash bonus opportunities are set on an annual basis, consisting of milestones which we believe contribute to growth in shareholder value.

•	The Company’s long-term incentive plans are designed to reward executive officers for the achievement of long-term objectives, which we believe result in an increase in shareholder value.

•
Since we believe that a significant ownership stake in the Company leads to a strong alignment of interests with shareholders, our executive officers are subject to minimum stock ownership and retention guidelines. Our CEO is required to own stock equal in value to five times his annual base salary, and our President and Executive Vice Presidents are required to own stock equal in value to three times their annual base salary. All of our executive officers are in compliance with the Company’s stock ownership and retention guidelines.

•
Management Change of Control Severance Agreements with our named executive officers contain a double trigger - meaning that any payments under these agreements are strictly tied to both a change in control and qualifying termination of employment.

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

Business Strategy

Our vision is to be the world’s best omni-channel retailer by creating intense loyalty for our outdoor brand through the legendary products and customer service delivered by our highly trained outfitters. Our vision is supported by the following six strategic focus areas:

•	improve top-line sales;

•	increase bottom-line profits;

•	retail store expansion and innovation;

•	customers first;

•	focus on all outfitters; and

•	grow World’s Foremost Bank.

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

Our Performance Bonus Plan provides for cash bonuses to be paid to our executive officers based on corporate performance. Objectives are set on an annual basis, and they consist of milestones which we believe will contribute to growth in shareholder value. To the extent objectives are achieved, the short-term incentive plan pays on an annual basis.

Our long-term incentive plans (our Stock Plans) provide for awards of stock options, premium-priced stock options, restricted stock units, performance-based restricted stock units, and other equity-based incentives. These are designed to reward executive officers for the achievement of long-term objectives which we believe results in an increase in shareholder value.

By the terms of his employment agreement, Mr. Cabela has never participated in our Performance Bonus Plan or our Stock Plans. Information concerning our employment agreement with Mr. Cabela can be found on page 24 under the heading “Employment Agreements - Founder’s Employment Agreement.”

Our Incentive Plans are Designed to Drive Strong Business Results and Align the Interests of our Executive Officers with Shareholders

In 2013, our shareholders approved our 2013 Performance Bonus Plan (the “Performance Bonus Plan”). Executive officers are eligible for cash bonuses under the Performance Bonus Plan based on the achievement of annually established corporate performance criteria. Our short-term incentive plan for fiscal 2016 was designed to reward executives for achieving a predetermined benchmark in adjusted operating income. The short-term incentive plan for fiscal 2016 was designed to keep our executive officers focused on operating efficiencies while growing total revenue. See “Fiscal 2016 Cash Bonus Opportunities” for a discussion on actual achievement of short-term incentive goals for fiscal 2016.

The fiscal 2017 cash bonus opportunities are, like fiscal 2016, designed to reward executive officers for achieving a predetermined benchmark in adjusted operating income. The short-term incentive plan for 2017 was designed to continue to keep our executive officers focused on operating efficiencies while growing total revenue. See “Fiscal 2017 Cash Bonus Opportunities” for additional information.

To date, we have granted stock options, premium-priced stock options, restricted stock units, and performance-based restricted stock units under our 2013 Stock Plan. Our long-term incentive plans have been designed to reward executives for increasing long-term shareholder value. This will be accomplished by the successful execution of the Company’s growth initiatives, coupled with the consistent achievement of profitability goals. The long-term incentive plan is designed to keep executive officers focused on both revenue and profit growth, and can potentially be a very significant source of compensation for executive officers in the long term, which encourages the retention of executive talent.

How We Determine to Pay What We Pay

Our compensation policy is based on:

•	our long-standing philosophy of having a significant portion of potential short- and long-term compensation tied to our performance;

•	internal equity; and

•	individual and corporate performance.

In setting base pay for our executive officers, we follow a practice which dates to the Company’s inception. The Compensation Committee sets a level of base pay which it considers to be adequate to attract and retain the level of talent the Company requires.

Exceptional corporate performance is rewarded through the annual bonus program and is not reflected in base pay. The Compensation Committee pays close attention to internal equity when it sets pay. In particular, it takes into account the relative value of its individual executive officer positions, as well as the value of the jobs immediately below the executive officer level. Periodically, the Compensation Committee references base pay practices at public companies of a similar size to evaluate whether base pay remains broadly within a competitive range.

Based on internal equity, market data, and individual performance, in early 2016 and 2017 the Compensation Committee established the following base salaries for our named executive officers.

	Fiscal 2015 Base Salary (1)	Fiscal 2016 Base Salary	Fiscal 2017 Base Salary

Thomas L. Millner	$1,025,000	$1,025,000	$1,055,750
Scott K. Williams	545,000	$750,000(2)	$772,500
Sean Baker	$410,000	$450,000	$463,500
Charles Baldwin	(3)	$420,000	$432,600
Ralph W. Castner	$475,000	$475,000	$489,250
Michael Copeland	$465,000	$465,000(4)	$465,000(4)

(1)	Represents base salaries in effect as of the end of fiscal 2015.

(2)
In February 2016, Mr. Williams’ base salary was, in light of market data, internal equity, and his increased responsibilities, increased to $750,000 in connection with his promotion to the position of President.

(3)	Mr. Baldwin was not a fiscal 2015 named executive officer.

(4)
Mr. Copeland is no longer an executive officer of the Company. Mr. Copeland transitioned to the position of Strategic Advisor in March 2016. His fiscal 2016 and fiscal 2017 base salaries were established pursuant to the executive employment agreement he entered into in connection with his transition, which agreement has a two-year term.

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

Our Compensation Committee takes into account several factors in determining the level of long-term incentive opportunity to grant to our executive officers. In fiscal 2016, the Compensation Committee took the following factors into account:

•	individual executive officer performance;

•	the effect of equity compensation grants on earnings per share;

•	the executive officers’ percentage of the total number of options and restricted stock units being granted to employees in fiscal 2016; and

•	the level of grants necessary to keep our executive officers focused, motivated, and engaged.

In considering the level of option and restricted stock unit grants that the Compensation Committee believes is required to keep our executive officers focused, motivated, and engaged, the Compensation Committee periodically makes reference to equity compensation practices at similar-sized public companies. However, we do not determine grants by setting them at a particular percentile of the market range.

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

In connection with the appointment of Mr. Millner as our President and CEO, we entered into an Executive Employment Agreement with Mr. Millner in March 2009. Mr. Millner’s Executive Employment Agreement naturally expired by its terms on April 6, 2012. Mr. Millner will continue to serve without an employment agreement. In anticipation of the natural expiration of Mr. Millner’s Executive Employment Agreement, and after consulting with Frederic W. Cook & Co., Inc., an independent compensation consulting firm, in fiscal 2012, the Compensation Committee granted Mr. Millner the following awards on the dates indicated:

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

The 2012, 2013, 2014, 2015, and 2016 premium-priced nonqualified stock options vest in three equal annual installments beginning on March 2, 2017, and have an eight year term. The premium-priced stock options were granted to Mr. Millner to retain and motivate him in light of the natural expiration of his Executive Employment Agreement. A multi-year performance horizon for the premium-priced stock options was chosen to drive continued strong financial and strategic results for the Company and to incent Mr. Millner to dedicate the remainder of his career to the success of the Company. The 2016 award of premium-priced stock options to Mr. Millner was the last of the five similar annual awards of premium-priced stock options that the Compensation Committee granted to Mr. Millner.

In connection with the appointment of Mr. Williams as our President in February 2016, we granted Mr. Williams a one-time award of 33,333 restricted stock units, which are scheduled to cliff vest on February 8, 2020. The Compensation Committee granted these restricted stock units based on market data, internal equity, and the increased responsibility Mr. Williams assumed upon being appointed President. The restricted stock units are subject to the Company’s current form of Restricted Stock Unit Agreement and current form of Proprietary Matters Agreement, which were required to be entered into as a condition to being granted the restricted stock units.

In fiscal 2016, the Compensation Committee granted Messrs. Millner and Williams larger annual equity awards than they received in fiscal 2015 based on market data and internal equity.

Consideration of the Results of the 2016 Advisory Vote on Executive Compensation

The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) requires publicly-traded companies to conduct a non-binding shareholder advisory vote on executive compensation. As such, at our 2016 Annual Meeting of Shareholders, we submitted a non-binding proposal to our shareholders to approve the compensation paid to our named executive officers. Approximately 97% of the voting shareholders supported our executive compensation practices as set forth in our Proxy Statement for our 2016 Annual Meeting of Shareholders. The Compensation Committee reviewed the results of this advisory vote and viewed such overwhelming support of our compensation practices as a strong affirmation of our executive compensation practices. Based in part on these results, our Compensation Committee did not make any changes to the Company’s executive compensation program in response to the results of the 2016 advisory vote.

Performance Criteria for Performance-Based Restricted Stock Units

The restricted stock units subject to a performance criteria that were granted in March 2016 would have been forfeited unless we earned at least $2.29 per diluted share on an adjusted basis in fiscal 2016. As we earned in excess of $2.29 per diluted share on an adjusted basis in fiscal 2016, the restricted stock units granted subject to this performance criteria will vest in four equal annual installments. The first installment vested in March 2017.

Policy for Allocating Between Long-Term and Annual Compensation

Our policy for allocating between long-term and annual compensation for our executive officers is as follows:

•
On an annual basis, the Compensation Committee’s current strategy is to use a balanced approach in allocating between base pay, annual cash bonus opportunities, and equity-based long-term compensation (the Compensation Committee did not grant equity-based long-term compensation awards in 2017 because of restrictions in the Merger Agreement, as amended).

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

Nevertheless, we understand that there are competitors for executive officer talent, and we find it useful to examine competitive pay practices from time to time. For purposes of evaluating base pay, short-term incentive opportunities, and long-term incentive opportunities, we consider market practices in a wide variety of companies, both in and outside of our industry. Our practice has been to reference market data (which is based on survey data) such as equity “run rates” (the sum of equity awards divided by shares issued and outstanding), pay mix (base, short term, and long term), and comparative pay data.

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

We do not Engage in Market Timing when Granting Equity Awards

We have never granted, nor will we grant, equity awards in coordination with the release of material, non-public information. Since 2009, the Compensation Committee has (except in 2017 when no annual equity awards were granted because of restrictions imposed by the Merger Agreement, as amended) granted annual equity awards to our executive officers and key employees during the first week in March. The Compensation Committee grants equity awards at this time to allow equity award grant information to be communicated to employees in connection with bonus information. We expect that any future annual equity awards will be made at approximately the same time of year. Exceptions would include grants made to key hires, grants made as a result of promotions, and other extraordinary circumstances.

We have properly accounted for all of our equity awards. As a public company, we have never awarded options and set the exercise price at any price less than the fair market value of our stock on the grant date.

Specific Forms of Compensation and the Role of Compensation Committee Discretion

In the past, the Compensation Committee has reviewed executive officer base pay and made changes based on general performance and market norms. In addition, the Compensation Committee has made long-term incentive grants based on several factors detailed in this Compensation Discussion and Analysis. The Compensation Committee intends to retain the discretion to make decisions about executive officer base compensation and long-term incentive compensation.

Commencing in March 2010, the Compensation Committee began granting restricted stock units subject to performance criteria.

Commencing in 2007, the Compensation Committee established predetermined targets and criteria for the payment of the annual short-term incentive to our executive officers. The Performance Bonus Plan specifically provides that the Compensation Committee may set performance objectives, performance criteria, and levels of bonus opportunity each year. Information concerning the targets and criteria for fiscal 2016 and 2017 is provided below. The predetermined targets and criteria for fiscal 2016 and 2017 consist of a corporate financial objective for each executive officer. The Compensation Committee retains discretion to make downward adjustments to the bonuses yielded by the corporate financial objectives, but cannot make upward adjustments. However, the Compensation Committee may pay discretionary cash bonuses based upon performance.

Fiscal 2016 Cash Bonus Opportunities

In March 2016, the Compensation Committee set the target and criteria for the fiscal 2016 cash bonus opportunities for our named executive officers pursuant to our Performance Bonus Plan. See the Fiscal 2016 Grants of Plan-Based Awards table on page 22 for the fiscal 2016 cash bonus opportunities for our Named Executive Officers. For fiscal 2016, each named executive officer’s cash bonus opportunity was based upon the achievement of a corporate financial objective for adjusted operating income. The named executive officers received no payment unless the Company achieved the minimum corporate financial objective for adjusted operating income. The corporate financial objectives for fiscal 2016 and actual fiscal 2016 results are set forth below.

Corporate Financial Objectives	Minimum	Target	Maximum	2016 Results

Adjusted Operating Income	$330 million	$388 million	$407 million	$318 million

The minimum corporate financial objective for adjusted operating income was not met. Therefore, no fiscal 2016 cash bonuses were paid to our named executive officers.

For purposes of the fiscal 2016 cash bonus opportunities, adjusted operating income was calculated pursuant to the method used in the Company’s Form 10-K for the fiscal year ended December 31, 2016; provided, however, that excluded from the operating income calculation were (1) any losses on sales of assets, (2) any impairment charges or fixed asset writedowns, (3) any charges related to acquisitions or their integration, (4) any accumulated amortization of deferred grant income, (5) any professional fees associated with restructuring initiatives, (6) any professional fees associated with the review of strategic alternatives, and (7) any severance payments.

Fiscal 2017 Cash Bonus Opportunities

In March 2017, the Compensation Committee set the targets and criteria for the fiscal 2017 cash bonus opportunities for our named executive officers under the Performance Bonus Plan. The following table sets forth the fiscal 2017 cash bonus opportunity for each of our named executive officers who were serving as executive officers in March 2017 when the Compensation Committee set the cash bonus opportunities for fiscal 2017.

	Minimum Bonus	Target Bonus	Maximum Bonus

Thomas L. Millner	$263,938	$1,425,263	$2,111,500
Scott K. Williams	$193,125	$965,625	$1,351,875
Sean Baker	$115,875	$463,500	$695,250
Charles Baldwin	$108,150	$432,600	$648,900
Ralph W. Castner	$122,313	$489,250	$733,875

In March 2017, the Compensation Committee determined that each named executive officer’s cash bonus opportunity for fiscal 2017 will be based upon the achievement of a corporate financial objective relating to adjusted operating income.

For our CEO, we established a fiscal 2017 minimum bonus opportunity equal to 25% of his base salary, a fiscal 2017 target bonus opportunity equal to 135% of his base salary, and a fiscal 2017 maximum bonus opportunity equal to 200% of his base salary. For our President, we established a fiscal 2017 minimum bonus opportunity equal to 25% of his base salary, a fiscal 2017 target bonus opportunity equal to 125% of his base salary, and a fiscal 2017 maximum bonus opportunity equal to 175% of his base salary. For each of our other named executive officers, we established a fiscal 2017 minimum bonus opportunity equal to 25% of their base salary, a fiscal 2017 target bonus opportunity equal to 100% of their base salary, and a fiscal 2017 maximum bonus opportunity equal to 150% of their base salary.

In 2017, we plan to continue to grow by opening four new format stores. We also plan to continue to take steps to expand our direct business and customer loyalty programs. We view this growth as key to the creation of sustainable long-term shareholder value. Nevertheless, we believe that growth must be profitable. Accordingly, the Compensation Committee chose adjusted operating income as the metric for the 2017 cash bonus opportunities under the Performance Bonus Plan to keep our executive officers focused on operating efficiencies while growing total revenue.

Adjusted operating income will be calculated pursuant to the method used in the Company’s Form 10-K for the fiscal year ended December 31, 2017; provided, however, that excluded from the operating income calculation will be (1) any losses on sales of assets, (2) any impairment charges or fixed asset writedowns, (3) any charges related to acquisitions or their integration, (4) any accumulated amortization of deferred grant income, (5) any professional fees associated with restructuring initiatives, (6) any professional fees associated with the review of strategic alternatives, (7) any severance payments, and (8) any professional fees or integration costs associated with the Company’s merger with Bass Pro and the sale of the Company’s CLUB credit card program.

Following the completion of fiscal 2017, the Compensation Committee will assess the performance of the Company for the metric to determine the fiscal 2017 cash bonuses payable to our named executive officers. The actual bonuses payable for fiscal 2017, if any, will depend on the extent to which actual Company performance meets, exceeds, or falls short of the corporate financial objectives approved by the Compensation Committee. The Compensation Committee retains discretion to make downward adjustments to the bonuses yielded by the corporate financial objectives, but cannot make upward adjustments. For example, the Compensation Committee could make downward adjustments to the bonuses if there were unusual or extraordinary gains during the year. The Compensation Committee may also pay discretionary bonuses.

Fiscal 2017 Compensation Update

Because of restrictions imposed by the Merger Agreement, as amended, in lieu of 2017 annual equity-based compensation awards, we granted cash incentive compensation awards to our named executive officers. These cash incentive compensation awards are subject to the following vesting conditions: (i) 50% of the incentive award vests if the named executive officer remains in our continuous employment through the first anniversary of the grant date; (ii) the remaining 50% of the incentive award vests if the named executive officer remains in our continuous employment through the second anniversary of the grant date; and (iii) any unvested portion of the incentive award will become fully vested if either (a) a change in control, including the consummation of the Merger, occurs prior to the second anniversary of the grant date and the named executive officer remains in our continuous employment through such date or (b) the named executive officer’s employment with us terminates prior to the second anniversary of the grant date due to death or disability.

The following table sets forth the fiscal 2017 cash incentive compensation awards for each of our named executive officers who were serving as executive officers in March 2017 when the Compensation Committee granted these awards. The 2017 cash incentive compensation awards are significantly lower in value than the long-term incentive awards that otherwise would have been granted if the Company had granted equity-based compensation awards in 2017 in the ordinary course of business consistent with past practice.

Cash Incentive Compensation Award

Thomas L. Millner	$1,200,000
Scott K. Williams	$750,000
Sean Baker	$375,000
Charles Baldwin	$375,000
Ralph W. Castner	$375,000

Strategic Advisor Employment Agreement

On February 17, 2016, in connection with Mr. Copeland’s transition to the position of Strategic Advisor, the Company entered into an Executive Employment Agreement with Mr. Copeland. Under the employment agreement, Mr. Copeland’s annual base salary will be $465,000 through March 5, 2018. He will not participate in our Performance Bonus Plan after fiscal 2015 and will not receive additional awards under our Stock Plans. Mr. Copeland is entitled to severance benefits under the employment agreement in the event of a qualifying termination, as described below in the section titled “Employment Agreements.”

How Individual Forms of Compensation are Structured and Implemented to Reflect the Named Executive Officers’ Individual Performance and Contribution

We are engaged in a strategic effort to increase revenue, profit, and operating efficiency. Our executive officers work as a team to accomplish these goals. Their base pay, annual bonus opportunity, and respective long-term incentive opportunity reflect their individual contribution to the Company and market practices. For fiscal 2016, the extent to which individual short-term incentive bonuses were paid depended on the extent to which the corporate financial objective was met. See “Fiscal 2016 Cash Bonus Opportunities” for a discussion on actual achievement of the short-term incentive goal for fiscal 2016.

The executive officers received option and restricted stock unit grants in March 2016 that vest over a four-year period. The amount of each individual grant reflects the Compensation Committee’s assessment of each individual’s contribution.

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

Our Change of Control Agreements Have a Double Trigger

We have entered into agreements containing change in control severance provisions with our named executive officers and certain members of senior management. Payments to our named executive officers under these agreements are strictly tied to both a change in control and qualifying termination of employment. Under these agreements, if any of our named executive officers are terminated without cause or resign for good reason within twenty-four months of certain transactions resulting in a change in control, then the named executive officer will be entitled to receive certain severance benefits. The contemplated Merger will constitute a change in control for purposes of these agreements.

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

Impact of Accounting and Tax Treatment on Various Forms of Compensation

In designing our compensation programs, we consider the applicable accounting treatment and seek to preserve tax deductibility, including under Section 162(m) of the Internal Revenue Code, to the extent consistent with the primary objectives of our compensation program. We closely monitor the accounting and tax treatment of our Performance Bonus Plan and equity compensation plans, and in granting any future awards, we expect to take the accounting and tax treatment into account.

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

The Role of Executive Officers in Determining Compensation

Regarding most compensation matters, including executive compensation, our CEO and our Executive Vice President and Chief Administrative Officer provide recommendations to the Compensation Committee. During fiscal 2016, our CEO and our Executive Vice President and Chief Administrative Officer provided the Compensation Committee recommendations regarding annual salaries, bonus amounts, performance criteria, equity awards, and overall compensation strategy for our executive officers. These recommendations included recommendations regarding their own compensation. Although the Compensation Committee considers information and recommendations presented by our executive officers, it makes executive officer compensation decisions independent of the Company’s management.

Compensation Committee Report

The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis with management. Based on such review and discussions, the Compensation Committee recommended to the Board that the Compensation Discussion and Analysis be included in the Company’s Annual Report on Form 10-K, as amended, for the fiscal year ended December 31, 2016.

The foregoing Compensation Committee Report for fiscal 2016 is provided by the undersigned members of the Compensation Committee.

Michael R. McCarthy (Chairman)
John H. Edmondson
Donna M. Milrod
Beth M. Pritchard
Peter S. Swinburn

Fiscal 2016 Summary Compensation Table

The following table summarizes the total compensation earned by each of our named executive officers for the fiscal years ended December 31, 2016, January 2, 2016, and December 27, 2014.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)(1)	Option Awards ($)(2)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)(3)	Total ($)

Thomas L. Millner, Chief Executive Officer	2016 2015 2014	$1,025,000 $1,054,731 $989,000	- $392,376 -	$2,081,200 $920,636 $1,069,410	$2,287,414 $1,789,322 $2,353,510	- - -	- - -	$117,851 $10,400 $10,400	$5,511,465 $4,167,465 $4,422,320
Scott K. Williams, President	2016 2015 2014	$718,461 $517,654 $432,923	- $166,990 -	$2,031,120 $461,705 $535,534	$483,736 $335,755 $397,577	- - -	- - -	$23,612 $10,400 $10,400	$3,256,929 $1,492,504 $1,376,434
Sean Baker, Executive Vice President and Chief Executive Officer of World’s Foremost Bank	2016 2015	$440,769 $423,077	- $136,932	$532,400 $461,705	$294,448 $335,755	- -	- -	$28,739 $27,069	$1,296,356 $1,384,538
Charles Baldwin, Executive Vice President and Chief Administrative Officer	2016	$414,231	-	$532,400	$294,448	-	-	$28,767	$1,269,846
Ralph W. Castner, Executive Vice President and Chief Financial Officer	2016 2015 2014	$475,000 $489,567 $453,462	- $158,640 -	$532,400 $461,705 $535,534	$294,448 $335,755 $397,577	- - -	- - -	$28,767 $28,264 $15,500	$1,330,615 $1,473,931 $1,402,073
Michael Copeland, Strategic Advisor	2016 2015 2014	$465,000 $477,803 $424,577	- $155,300 -	$532,400 $461,705 $535,534	$294,448 $335,755 $397,577	- - -	- - -	$29,399 $29,133 $15,500	$1,321,247 $1,459,696 $1,373,188

(1)
Reflects the grant date fair value in accordance with Financial Accounting Standards Board Accounting Standards Codification 718-10, Share-Based Payment (“ASC 718”) and is calculated based on the closing price of a share of our common stock on the date of grant. Includes the grant date fair value of performance-based restricted stock units granted to our named executive officers which are reported based on the probable achievement of the underlying performance goal. The performance criteria for fiscal 2016 performance-based restricted stock units is described under “Compensation Discussion and Analysis - Performance Criteria for Performance-Based Restricted Stock Units.”

(2)
Reflects the grant date fair value in accordance with ASC 718. Refer to Note 19 “Stock Based Compensation Plans and Employee Benefit Plans” in the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K filed on February 16, 2017, for the relevant assumptions used to determine the valuation of our option awards.

(3)
For 2016, includes (i) 401(k) Plan matching contributions ($10,400 for Messrs. Millner and Williams and $15,500 for Messrs. Baker, Baldwin, Castner, and Copeland), (ii) financial planning services and home security services for Messrs. Baker, Baldwin, Castner, and Copeland, (iii) financial planning services, home security services, and personal travel on Company aircraft for Mr. Williams, and (iv) financial planning services, home security services, merchandise provided for testing, and personal travel on Company aircraft at an aggregate incremental cost to the Company of $92,152 for Mr. Millner. The aggregate incremental cost of Mr. Millner’s personal travel on Company aircraft is based on the Company’s variable cost per hour of operating the aircraft multiplied by the number of hours of personal travel.

Fiscal 2016 Grants of Plan-Based Awards
The following table sets forth, as to our named executive officers, information concerning equity awards and awards granted under our Performance Bonus Plan during the fiscal year ended December 31, 2016.

Name	Award Type	Grant Date	Estimated Possible Payouts Under Non-Equity Incentive Plan Awards			All Other Stock Awards: Number of Shares of Stock or Units (#)	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock and Option Awards ($)(1)

			Minimum ($)	Target ($)	Maximum ($)

Thomas L. Millner	Annual Option Annual Option Annual RSU Annual PBRSU Annual Cash	03/02/16 03/02/16 03/02/16 03/02/16 -	- - - - $256,250	- - - - $1,383,750	- - - - $2,050,000	- - 5,000 38,000 -	70,000 64,000 - - -	$48.40 $55.66 - - -	$1,472,240 $815,174 $242,000 $1,839,200 -
Scott K. Williams	President RSU Annual Option Annual RSU Annual PBRSU Annual Cash	02/08/16 03/02/16 03/02/16 03/02/16 -	- - - - $187,500	- - - - $937,000	- - - - $1,322,500	33,333 - 2,500 12,000 -	- 23,000 - - -	- $48.40 - - -	$1,329,320 $483,736 $121,000 $580,800 -
Sean Baker	Annual Option Annual RSU Annual PBRSU Annual Cash	03/02/16 03/02/16 03/02/16 -	- - - $112,500	- - - $450,000	- - - $675,000	- 2,500 8,500 -	14,000 - - -	$48.40 - - -	$294,448 $121,000 $411,400 -
Ralph W. Castner	Annual Option Annual RSU Annual PBRSU Annual Cash	03/02/16 03/02/16 03/02/16 -	- - - $118,750	- - - $475,000	- - - $712,500	- 2,500 8,500 -	14,000 - - -	$48.40 - - -	$294,448 $121,000 $411,400 -
Charles Baldwin	Annual Option Annual RSU Annual PBRSU Annual Cash	03/02/16 03/02/16 03/02/16 -	- - - $105,000	- - - $420,000	- - - $630,000	- 2,500 8,500 -	14,000 - - -	$48.40 - - -	$294,448 $121,000 $411,400 -
Michael Copeland	Annual Option Annual RSU Annual PBRSU Annual Cash	03/02/16 03/02/16 03/02/16 -	- - - -	- - - -	- - - -	- 2,500 8,500 -	14,000 - - -	$48.40 - - -	$294,448 $121,000 $411,400 -

(1)
Reflects the grant date fair value of stock and option awards in accordance with ASC 718. For stock awards, the grant date fair value was calculated based on the closing price of a share of our common stock on the date of grant and the probable achievement of the underlying performance goal. Refer to Note 19 “Stock Based Compensation Plans and Employee Benefit Plans” in the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K filed on February 16, 2017, for the relevant assumptions used to determine the valuation of our option awards.

Fiscal 2016 Outstanding Equity Awards at Fiscal Year-End

The following table sets forth outstanding stock option awards, classified as exercisable or unexercisable, and stock awards for each of our named executive officers as of December 31, 2016.

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)(6)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)(6)

Thomas L. Millner	111,720 60,000 40,000 40,000 - 23,739 - 13,426 - 6,913 - - -	- - - - 64,000 (1) 7,911 (2) 64,000 (1) 13,424 (3) 64,000 (1) 20,737 (4) 64,000 (1) 70,000 (5) 64,000 (1)	- - - - - - - - - - - - -	$8.68 $16.18 $26.89 $35.17 $40.45 $50.91 $58.55 $66.32 $76.27 $55.46 $63.78 $48.40 $55.66	03/13/2017 03/02/2018 03/02/2019 03/02/2020 03/02/2020 03/02/2021 03/02/2021 03/02/2022 03/02/2022 03/02/2023 03/02/2023 03/02/2024 03/02/2024	8,179 (7)	$478,880	60,079 (10)	$3,517,625

Scott K. Williams	16,000 9,507 6,714 3,457 -	- 3,168 (2) 6,711 (3) 10,368 (4) 23,000 (5)	- - - - -	$35.17 $50.91 $66.32 $55.46 $48.40	03/02/2020 03/02/2021 03/02/2022 03/02/2023 03/02/2024	39,012 (8)	$2,284,153	21,078 (11)	$1,234,117

Sean B. Baker	2,400 1,980 1,050 1,160 7,125 5,376 3,457 -	- - - - 2,375 (2) 5,374 (3) 10,368 (4) 14,000 (5)	- - - - - - - -	$8.01 $16.18 $26.89 $35.17 $50.91 $66.32 $55.46 $48.40	03/02/2017 03/02/2018 03/02/2019 03/02/2020 03/02/2021 03/02/2022 03/02/2023 03/02/2024	5,679 (9)	$332,505	16,504 (12)	$966,309

Charles Baldwin	30,000 18,000 12,000 12,000 7,125 5,376 3,457 -	- - - - 2,375 (2) 5,374 (3) 10,368 (4) 14,000 (5)	- - - - - - - -	$8.01 $16.18 $26.89 $35.17 $50.91 $66.32 $55.46 $48.40	03/02/2017 03/02/2018 03/02/2019 03/02/2020 03/02/2021 03/02/2022 03/02/2023 03/02/2024	5,679 (9)	$332,505	16,504 (12)	$966,309

Ralph W. Castner	30,000 24,000 16,000 16,000 11,871 6,714 3,457 -	- - - - 3,954 (2) 6,711 (3) 10,368 (4) 14,000 (5)	- - - - - - - -	$8.01 $16.18 $26.89 $35.17 $50.91 $66.32 $55.46 $48.40	03/02/2017 03/02/2018 03/02/2019 03/02/2020 03/02/2021 03/02/2022 03/02/2023 03/02/2024	5,679 (9)	$332,505	17,971 (13)	$1,052,202

Michael Copeland	4,350 7,500 18,000 12,000 12,000 11,871 6,714 3,457 -	- - - - - 3,954 (2) 6,711 (3) 10,368 (4) 14,000 (5)	- - - - - - - - -	$8.01 $12.74 $16.18 $26.89 $35.17 $50.91 $66.32 $55.46 $48.40	03/02/2017 05/12/2017 03/02/2018 03/02/2019 03/02/2020 03/02/2021 03/02/2022 03/02/2023 03/02/2024	5,679 (9)	$332,505	17,971 (13)	$1,052,202

(1)	Options vest in three equal annual installments beginning on March 2, 2017, and have an eight-year term.

(2)	Options vest in four equal annual installments beginning on March 2, 2014, and have an eight-year term.

(3)	Options vest in four equal annual installments beginning on March 2, 2015, and have an eight-year term.

(4)	Options vest in four equal annual installments beginning on March 2, 2016, and have an eight-year term.

(5)	Options vest in four equal annual installments beginning on March 2, 2017, and have an eight-year term.

(6)	Market value of shares calculated by multiplying $58.55, the closing price of our common stock on December 30, 2016, the last business day of fiscal 2016, by the number of shares.

(7)
Consists of 2,875 restricted stock units that vested on March 2, 2017, 2,279 restricted stock units scheduled to vest on March 2, 2018, 1,775 restricted stock units scheduled to vest on March 2, 2019, and 1,250 restricted stock units scheduled to vest on March 2, 2019.

(8)
Consists of 2,250 restricted stock units that vested on March 2, 2017, 1,654 restricted stock units scheduled to vest on March 2, 2018, 1,150 restricted stock units scheduled to vest on March 2, 2019, 33,333 restricted stock units scheduled to vest on February 8, 2020, and 625 restricted stock units scheduled to vest on March 2, 2020.

(9)
Consists of 2,250 restricted stock units that vested on March 2, 2017, 1,654 restricted stock units scheduled to vest on March 2, 2018, 1,150 restricted stock units scheduled to vest on March 2, 2019, and 625 restricted stock units scheduled to vest on March 2, 2020.

(10)
Consists of 20,804 performance-based restricted stock units that vested on March 2, 2017, 16,650 performance-based restricted stock units scheduled to vest on March 2, 2017, 13,125 performance-based restricted stock units scheduled to vest on March 2, 2018, and 9,500 performance-based restricted stock units scheduled to vest on March 2, 2019.

(11)
Consists of 7,456 performance-based restricted stock units that vested on March 2, 2017, 6,068 performance-based restricted stock units scheduled to vest on March 2, 2018, 4,554 performance-based restricted stock units scheduled to vest on March 2, 2019, and 3,000 performance-based restricted stock units scheduled to vest on March 2, 2020.

(12)
Consists of 5,843 performance-based restricted stock units that vested on March 2, 2017, 4,857 performance-based restricted stock units scheduled to vest on March 2, 2018, 3,679 performance-based restricted stock units scheduled to vest on March 2, 2019, and 2,125 performance-based restricted stock units scheduled to vest on March 2, 2020.

(13)
Consists of 6,974 performance-based restricted stock units that vested on March 2, 2017, 5,193 performance-based restricted stock units scheduled to vest on March 2, 2018, 3,679 performance-based restricted stock units scheduled to vest on March 2, 2019, and 2,125 performance-based restricted stock units scheduled to vest on March 2, 2020.

Fiscal 2016 Option Exercises and Stock Vested

The following table presents information regarding the exercise of stock options by our named executive officers and the number of shares acquired by them on the vesting of stock awards during the fiscal year ended December 31, 2016.

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)

Thomas L. Millner	—	—	18,933	$916,357
Scott K. Williams	—	—	8,687	$420,451
Sean Baker	9,500	$354,065	5,861	$284,120
Charles Baldwin	25,000	$958,750	7,346	$355,546
Ralph W. Castner	27,500	$772,035	8,978	$434,535
Michael Copeland	10,313	$426,553	8,478	$410,335

Employment Agreements

Founder’s Employment Agreement

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

Strategic Advisor Employment Agreement

On February 17, 2016, in connection with Mr. Copeland’s transition to the position of Strategic Advisor, we entered into an Executive Employment Agreement with Mr. Copeland. Mr. Copeland agreed to serve as a Strategic Advisor through March 5, 2018. Under the employment agreement, Mr. Copeland receives an annual base salary of $465,000 through March 5, 2018, and is not eligible to participate in our Performance Bonus Plan following fiscal 2015 or receive additional equity awards. If the employment agreement is terminated by us without cause or by Mr. Copeland for good reason or as a result of Mr. Copeland’s death or disability, Mr. Copeland would be entitled to (i) accrued and unpaid obligations (including base salary and unreimbursed business expenses); (ii) severance equal to the amount of base salary Mr. Copeland would have received through the end of the term of the employment agreement; and (iii) accelerated vesting of outstanding equity awards. Had Mr. Copeland’s employment been terminated by us without cause or by Mr. Copeland for good reason or as a result of Mr. Copeland’s death or disability as of December 30, 2016, the last business day of fiscal 2016, Mr. Copeland would have been entitled to approximately (i) $542,500 for 14 months of base salary; (ii) $40,947 for 14 months coverage for health and dental insurance; (iii) $304,346 as the maximum value of accelerated vesting of stock options; (iv) $332,505 as the maximum value of accelerated vesting of restricted stock units; and (v) $1,052,202 as the maximum value of accelerated vesting of performance-based restricted stock units. Refer to notes (2), (3), and (4) of the change of control table on page 26 for a description of how the value of the accelerated vesting of equity awards was calculated.

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
Generally, pursuant to these agreements, a “change in control" is deemed to occur upon:

•	any acquisition (other than directly from the Company) of more than 50% of the combined voting power of the Company’s then outstanding voting securities by any “person” as defined in the Exchange Act;

•	the consummation of a sale or other disposition of all or substantially all of the assets of the Company, except for a sale after which the Board does not change;

•	any merger, consolidation, or reorganization of the Company, unless the prior shareholders continue to own at least 51% of the outstanding equity interests of the Company;

•	a complete liquidation or dissolution of the Company; or

•	election of a Board at least a majority of which is not made up of directors as of the date of the change of control agreements or individuals approved by such directors.
In addition, under Mr. Baker’s agreement, a change of control includes change of control events similar to the first four listed above involving World’s Foremost Bank. The contemplated Merger will constitute a change in control for purposes of these agreements.

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

If a change in control had taken place on December 30, 2016, the last business day of fiscal 2016, and our named executive officers were terminated without cause or resigned for good reason as of such date, the estimated severance payments and benefits that would have been provided are as follows.

Name	Lump Sum Cash Payment ($)	Value of 18 Months Coverage for Health and Dental Insurance ($)(1)	Value of 18 Months Coverage for Life and Disability Insurance ($)(1)	Maximum Value of Accelerated Vesting of Stock Options ($)(2)	Maximum Value of Accelerated Vesting of Restricted Stock Units ($)(3)	Maximum Value of Accelerated Vesting of Performance-Based Restricted Stock Units ($)(4)	Total ($)

Thomas L. Millner	$3,651,352	$33,945	$1,152	$2,178,377	$478,880	$3,517,625	$9,861,331
Scott K. Williams	$2,492,150	$33,945	$1,152	$289,681	$2,284,153	$1,234,117	$6,335,198
Sean Baker	$1,550,213	$33,945	$1,152	$192,282	$332,505	$966,309	$3,076,406
Charles Baldwin	$1,453,023	$33,945	$1,152	$192,282	$332,505	$966,309	$2,979,216
Ralph W. Castner	$1,657,417	$33,945	$1,152	$204,346	$332,505	$1,052,202	$3,281,567
Michael Copeland	$1,622,524	$33,945	$1,152	$204,346	$332,505	$1,052,202	$3,246,674

(1)	The health, dental, life, and disability insurance payments are calculated based on the current per employee pro rata costs accrued each month and any premiums payable to third party carriers.

(2)
The maximum value of accelerated vesting of stock options was calculated by multiplying the number of shares underlying unvested options by the closing price of our common stock on December 30, 2016, and then deducting the aggregate exercise price.

(3)
The maximum value of accelerated vesting of restricted stock units was calculated by multiplying the number of shares of unvested restricted stock units by the closing price of our common stock on December 30, 2016.

(4)
The maximum value of accelerated vesting of performance-based restricted stock units was calculated by multiplying the number of shares of unvested performance-based restricted stock units by the closing price of our common stock on December 30, 2016. Vesting assumes the performance criteria had been satisfied.

(5)
Mr. Copeland transitioned to the position of Strategic Advisor and entered into an employment agreement with the Company. Information concerning our employment agreement with Mr. Copeland, including severance benefits under his employment agreement, can be found on page 25 under the heading “Employment Agreements - Strategic Advisor Employment Agreement.”

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

In the event of a change in control (as defined in the Stock Plans), each outstanding option under the Stock Plans would become fully vested and exercisable or, at the discretion of the Compensation Committee, each outstanding option (whether or not the option is otherwise at that time vested and exercisable for all the option shares) would be canceled in exchange for a payment in cash equal to the product of (i) the excess, if any, of the change in control price over the exercise price, and (ii) the number of shares of common stock covered by such option. If a change in control had taken place on December 30, 2016, the maximum value of accelerated vesting of stock options granted under the Stock Plans for each named executive officer would have been as follows using the closing price of our common stock on such date.

Stock Plans
Name	Number of Securities Underlying Unexercisable Options (#)(1)	Closing Price of Common Stock on Dec. 30, 2016 ($)(2)	Option Exercise Price ($)(3)	Maximum Value of Accelerated Vesting of Stock Options ($)(2) minus (3) times (1)	Option Expiration Date

Thomas L. Millner	64,000 7,911 64,000 13,424 64,000 20,737 64,000 70,000 64,000	$58.55 $58.55 $58.55 $58.55 $58.55 $58.55 $58.55 $58.55 $58.55	$40.45 $50.91 $58.55 $66.32 $76.27 $55.46 $63.78 $48.40 $55.66	$1,158,400 $60,440 - - - $64,077 - $710,500 $184,960	03/02/2020 03/02/2021 03/02/2021 03/02/2022 03/02/2022 03/02/2023 03/02/2023 03/02/2024 03/02/2024

Scott K. Williams	3,168 6,711 10,368 23,000	$58.55 $58.55 $58.55 $58.55	$50.91 $66.32 $55.46 $48.40	$24,204 - $32,037 $233,450	03/02/2021 03/02/2022 03/02/2023 03/02/2024

Sean Baker	2,375 5,374 10,368 14,000	$58.55 $58.55 $58.55 $58.55	$50.91 $66.32 $55.46 $48.40	$18,145 - $32,037 $142,100	03/02/2021 03/02/2022 03/02/2023 03/02/2024

Charles Baldwin	2,375 5,374 10,368 14,000	$58.55 $58.55 $58.55 $58.55	$50.91 $66.32 $55.46 $48.40	$18,145 - $32,037 $142,100	03/02/2021 03/02/2022 03/02/2023 03/02/2024

Ralph W. Castner	3,954 6,711 10,368 14,000	$58.55 $58.55 $58.55 $58.55	$50.91 $66.32 $55.46 $48.40	$30,209 - $32,037 $142,100	03/02/2021 03/02/2022 03/02/2023 03/02/2024

Michael Copeland	3,954 6,711 10,368 14,000	$58.55 $58.55 $58.55 $58.55	$50.91 $66.32 $55.46 $48.40	$30,209 - $32,037 $142,100	03/02/2021 03/02/2022 03/02/2023 03/02/2024

In the event the Compensation Committee selected the cash payment option, the cash payment to each named executive officer for each outstanding option granted under the Stock Plans would be as follows using the closing price of our common stock on December 30, 2016.

Stock Plans
Name	Number of Securities Underlying Outstanding Options (#)(1)	Closing Price of Common Stock on Dec. 30,2016 ($)(2)	Option Exercise Price ($)(3)	Cash Payment ($)(2) minus (3) times (1)	Option Expiration Date

Thomas L. Millner	111,720 (1) 60,000 40,000 40,000 64,000 31,650 64,000 26,850 64,000 27,650 64,000 70,000 64,000	$58.55 $58.55 $58.55 $58.55 $58.55 $58.55 $58.55 $58.55 $58.55 $58.55 $58.55 $58.55 $58.55	$8.68 $16.18 $26.89 $35.17 $40.45 $50.91 $58.55 $66.32 $76.27 $55.46 $63.78 $48.40 $55.66	$5,571,476 $2,542,200 $1,266,400 $935,200 $1,158,400 $241,806 - - - $85,439 - $710,500 $184,960	03/13/2017 03/02/2018 03/02/2019 03/02/2020 03/02/2020 03/02/2021 03/02/2021 03/02/2022 03/02/2022 03/02/2023 03/02/2023 03/02/2024 03/02/2024

Scott K. Williams	16,000 12,675 13,425 13,825 23,000	$58.55 $58.55 $58.55 $58.55 $58.55	$35.17 $50.91 $66.32 $55.46 $48.40	$374,080 $96,837 - $42,719 $233,450	03/02/2020 03/02/2021 03/02/2022 03/02/2023 03/02/2024

Sean Baker	2,400 1,980 1,050 1,160 9,500 10,750 13,825 14,000	$58.55 $58.55 $58.55 $58.55 $58.55 $58.55 $58.55 $58.55	$8.01 $16.18 $26.89 $35.17 $50.91 $66.32 $55.46 $48.40	$121,296 $83,893 $33,243 $27,121 $72,580 - $42,719 $142,100	03/02/2017 03/02/2018 03/02/2019 03/02/2020 03/02/2021 03/02/2022 03/02/2023 03/02/2024

Charles Baldwin	30,000 18,000 12,000 12,000 9,500 10,750 13,825 14,000	$58.55 $58.55 $58.55 $58.55 $58.55 $58.55 $58.55 $58.55	$8.01 $16.18 $26.89 $35.17 $50.91 $66.32 $55.46 $48.40	$1,516,200 $762,660 $379,920 $280,560 $72,580 - $42,719 $142,100	03/02/2017 03/02/2018 03/02/2019 03/02/2020 03/02/2021 03/02/2022 03/02/2023 03/02/2024

Ralph W. Castner	30,000 24,000 16,000 16,000 15,825 13,425 13,825 14,000	$58.55 $58.55 $58.55 $58.55 $58.55 $58.55 $58.55 $58.55	$8.01 $16.18 $26.89 $35.17 $50.91 $66.32 $55.46 $48.40	$1,516,200 $1,1016,880 $506,560 $374,080 $120,903 - $42,719 $142,100	03/02/2017 03/02/2018 03/02/2019 03/02/2020 03/02/2021 03/02/2022 03/02/2023 03/02/2024

Michael Copeland	4,350 7,500 18,000 12,000 12,000 15,825 13,425 13,825 14,000	$58.55 $58.55 $58.55 $58.55 $58.55 $58.55 $58.55 $58.55 $58.55	$8.01 $12.74 $16.18 $26.89 $35.17 $50.91 $66.32 $55.46 $48.40	$219,849 $343,575 $762,660 $379,920 $280,560 $120,903 - $42,719 $142,100	03/02/2017 05/12/2017 03/02/2018 03/02/2019 03/02/2020 03/02/2021 03/02/2022 03/02/2023 03/02/2024

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

In the event of a change in control (as defined in the Stock Plans), each outstanding restricted stock unit under the Stock Plans would become fully vested. If a change in control had taken place on December 30, 2016, the maximum value of accelerated vesting of restricted stock units granted under the Stock Plans for each named executive officer would have been as follows using the closing price of our common stock on such date.

	Stock Plans
Name	Number of Restricted Stock Units (#)(1)	Closing Price of Common Stock on Dec. 30, 2016 ($)(2)	Maximum Value of Accelerated Vesting of Restricted Stock Units ($)(1) times (2)

Thomas L. Millner	8,179	$58.55	$478,880
Scott K. Williams	39,012	$58.55	$2,284,153
Sean Baker	5,679	$58.55	$332,505
Charles Baldwin	5,679	$58.55	$332,505
Ralph W. Castner	5,679	$58.55	$332,505
Michael Copeland	5,679	$58.55	$332,505

Notwithstanding the foregoing, if the Compensation Committee determined before the change in control that all outstanding awards of restricted stock units would be honored or assumed by the acquirer, or alternative awards with equal or better terms would be made available, the vesting of the awards of the restricted stock units would not be accelerated.

In the event of a change in control (as defined in the Stock Plans), each outstanding performance-based restricted stock unit under the Stock Plans would become fully vested (assuming the applicable performance criteria had been satisfied). If a change in control had taken place on December 30, 2016, the maximum value of accelerated vesting of performance-based restricted stock units granted under the Stock Plans for each named executive officer would have been as follows using the closing price of our common stock on such date.

	Stock Plans
Name	Number of Performance-Based Restricted Stock Units (#)(1)	Closing Price of Common Stock on Dec. 30, 2016 ($)(2)	Maximum Value of Accelerated Vesting of Performance-Based Restricted Stock Units ($)(1) times (2)

Thomas L. Millner	60,079	$58.55	$3,517,625
Scott K. Williams	21,078	$58.55	$1,234,117
Sean Baker	16,504	$58.55	$966,309
Charles Baldwin	16,504	$58.55	$966,309
Ralph W. Castner	17,971	$58.55	$1,052,202
Michael Copeland	17,971	$58.55	$1,052,202

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

•
annual cash bonus performance metrics are set to create sustainable long-term shareholder value. For fiscal 2016 and fiscal 2017, the metric is adjusted operating income. Additional information concerning our fiscal 2016 and fiscal 2017 cash bonus opportunities can be found on page 16 under the heading “Fiscal 2016 Cash Bonus Opportunities” and on page 17 under the heading “Fiscal 2017 Cash Bonus Opportunities”;

•	annual cash bonus opportunities are capped by the Compensation Committee as discussed on page 17, which discourages our executive officers from solely focusing on short-term results;

•
stock ownership and retention guidelines described under the heading “Our Stock Ownership Requirements and Prohibition of Hedging Risk of Stock Ownership Further Align the Interests of our Executive Officers with Shareholders” on page 19 discourage excessive risk taking and encourage our executive officers to focus on the creation of long-term value for shareholders rather than solely focusing on short-term results; and

•
as a retailer, the Company does not face the same level of risks associated with compensation for employees at financial services companies (traders and instruments with a high degree of risk) or technology companies (rapidly changing markets).

DIRECTOR COMPENSATION

During fiscal 2016, we paid our non-employee directors an annual retainer of $50,000. We also paid the Lead Director an annual retainer of $25,000, the Chair of the Audit Committee an annual retainer of $20,000, the Chair of the Compensation Committee an annual retainer of $15,000, and the Chair of the Nominating and Corporate Governance Committee an annual retainer of $15,000. In addition, each member of the Audit Committee (including the Chair) was paid an annual retainer of $15,000, each member of the Compensation Committee (including the Chair) was paid an annual retainer of $10,000, and each member of the Nominating and Corporate Governance Committee (including the Chair) was paid an annual retainer of $10,000. Directors who are employees of the Company receive no compensation for their service as directors.
We promptly reimburse all non-employee directors for reasonable expenses incurred to attend Board meetings. In addition, non-employee directors are eligible to receive option and restricted stock unit grants under our 2013 Stock Plan. Each of our non-employee directors is automatically granted initial stock options with a grant date fair value (as determined in accordance with ASC 718) of $62,500 and initial restricted stock units with a grant date fair value (as determined in accordance with ASC 718) of $62,500 on the date the non-employee director joins our Board. In addition, subject to certain restrictions in the plan and the Merger Agreement, as amended, each non-employee director is automatically granted annual stock options with a grant date fair value (as determined in accordance with ASC 718) of $62,500 and annual restricted stock units with a grant date fair value (as determined in accordance with ASC 718) of $62,500 on the date immediately following our annual meeting of shareholders. The exercise price for each of these options will be the fair market value of the stock underlying the option on the date of the grant. The initial and annual option and restricted stock unit grants to non-employee directors vest on the first anniversary of the grant date.

Fiscal 2016 Director Compensation

The table below summarizes the compensation paid to our non-employee directors for the fiscal year ended December 31, 2016.

Name (1)	Fees Earned or Paid in Cash ($)(2)	Stock Awards ($)(3)	Option Awards ($)(3)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Theodore M. Armstrong	$127,000	$62,508	$62,508	—	—	—	$252,016
John H. Edmondson	$85,000	$62,508	$62,508	—	—	—	$210,016
Dennis Highby	$50,000	$62,508	$62,508	—	—	—	$175,016
Michael R. McCarthy	$137,000	$62,508	$62,508	—	—	—	$262,016
Donna M. Milrod	$107,000	$62,508	$62,508	—	—	—	$232,016
Beth M. Pritchard	$70,000	$62,508	$62,508	—	—	—	$195,016
Peter S. Swinburn	$75,000	$62,508	$62,508	—	—	—	$200,016
James F. Wright	$90,000	$62,508	$62,508	—	—	—	$215,016

(1)
Mr. Cabela, the Company’s executive Chairman, and Mr. Millner, the Company’s CEO, are not included in this table as they are employees of the Company and thus receive no compensation for their service as directors. The compensation received by Mr. Millner as an employee of the Company is shown in the Fiscal 2016 Summary Compensation Table on page 21. Compensation received by Mr. Cabela is not required to be presented in the Fiscal 2016 Summary Compensation Table pursuant to the rules of the SEC because he did serve as the Company’s principal executive officer or principal financial officer, and was not one of the Company’s other three most highly compensated executive officers, at any time during fiscal 2016.

(2)
The amount shown is the amount earned during fiscal 2016 by our non-employee directors. Our non-employee directors are paid annual retainer amounts in four quarterly installments. These installments are paid at the beginning of each quarter. Fees earned for meeting attendance during a quarter are paid at the beginning of the following quarter. The amount shown includes $32,000, $32,000, and $27,000 for each of Ms. Milrod and Messrs. Armstrong and McCarthy, respectively, for fees earned as a director of World’s Foremost Bank, our wholly-owned bank subsidiary.

(3)
Reflects the grant date fair value in accordance with ASC 718. Refer to Note 19 “Stock Based Compensation Plans and Employee Benefit Plans” in the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K filed on February 16, 2017, for the relevant assumptions used to determine the valuation of our option awards. As of December 31, 2016, the directors who served in fiscal 2016 had the following number of stock options outstanding: Mr. Armstrong, 29,186; Mr. Edmondson, 27,186; Mr. Highby, 11,186; Mr. McCarthy, 29,186; Ms. Milrod, 11,186; Ms. Pritchard, 16,186; Mr. Swinburn, 6,648; and Mr. Wright, 8,139. As of December 31, 2016, the directors who served in fiscal 2016 had the following number of restricted stock units outstanding: Mr. Armstrong, 1,239; Mr. Edmondson, 1,239; Mr. Highby, 1,239; Mr. McCarthy, 1,239; Ms. Milrod, 1,239; Ms. Pritchard, 1,239; Mr. Swinburn 1,239; and Mr. Wright, 1,239.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
EQUITY COMPENSATION PLAN INFORMATION AS OF FISCAL YEAR-END
The following table summarizes, as of December 31, 2016, information about our compensation plans under which equity securities of the Company are authorized for issuance.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options	Weighted-Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans

Equity compensation plans approved by security holders	2,787,725 (1)	$43.20	3,754,408 (2)
Equity compensation plans not approved by security holders	111,720 (3)	$8.68	—
Total	2,899,445	$41.23	3,754,408 (2)

(1)
Includes 938,761 shares underlying outstanding restricted stock units (including performance-based restricted stock units). Because there is no exercise price associated with restricted stock units, such equity awards are not included in the weighted-average exercise price calculation.

(2)	Of these shares, 1,738,226 remain available for future issuance under our 2013 Employee Stock Purchase Plan and 2,016,182 remain available for future issuance under our 2013 Stock Plan.

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

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of April 24, 2017 (except as noted below), the number and percentage of outstanding shares of our common stock beneficially owned by each person known by us to beneficially own more than 5% of such stock, by each director and named executive officer, and by all directors and executive officers as a group.
We have determined beneficial ownership in accordance with the rules of the SEC. Except as otherwise indicated in the footnotes to the table below, we believe that the beneficial owners of the common stock listed below, based on the information furnished by such owners, have sole voting power and investment power with respect to such shares, subject to applicable community property laws. We have based our calculation of the percentage of beneficial ownership on 68,904,678 shares of common stock issued and outstanding as of April 24, 2017.
In computing the number of shares of common stock beneficially owned by a person and the percentage ownership of that person, we deemed outstanding shares of common stock as to which the person has the right to acquire beneficial ownership within 60 days of April 24, 2017, through the exercise of any option, conversion rights, or other rights. We did not deem these shares outstanding for purposes of computing the percentage ownership of any other person.

Name	Amount and Nature of Beneficial Ownership of Company Common Stock	Percent of Class

5% Shareholders
James W. Cabela (1)	11,205,376	16.3%
Cabela’s Family, LLC (2)	4,641,809	6.7%
The Vanguard Group (3)	4,018,356	5.8%
Blackrock, Inc. (4)	3,736,718	5.4%

Directors and Named Executive Officers
Thomas L. Millner (5)	540,689	*
Scott K. Williams (6)	82,433	*
Sean Baker (7)	60,276	*
Charles Baldwin (8)	144,752	*
Ralph W. Castner (9)	500,597	*
Michael Copeland (10)	113,383	*
Theodore M. Armstrong (11)	49,671	*
John H. Edmondson (12)	41,642	*
Dennis Highby (13)	360,182	*
Michael R. McCarthy (14)	1,595,751	2.3%
Donna M. Milrod (15)	14,217	*
Beth M. Pritchard (16)	24,642	*
Peter S. Swinburn (17)	9,285	*
James F. Wright (18)	12,378	*
All Directors and Executive Officers as a group (15 persons) (19)	14,723,228	21.1%

*	Less than 1%.

(1)	Includes 10,402 shares of common stock held in our 401(k) Plan. The address for Mr. Cabela is c/o Cabela’s Incorporated, One Cabela Drive, Sidney, Nebraska 69160.

(2)
This is based on a Schedule 13G/A filed with the SEC on February 16, 2016, by Cabela’s Family, LLC. According to the Schedule 13G/A, Cabela’s Family, LLC had sole voting power and sole dispositive power with regard to 4,641,809 shares of common stock as of December 31, 2015. The Schedule 13G/A states that Cabela’s Family, LLC’s address is 3020 11th Avenue, Sidney, Nebraska 69162.

(3)
This is based on a Schedule 13G filed with the SEC on February 10, 2017, by The Vanguard Group. According to the Schedule 13G, The Vanguard Group had sole voting power with regard to 30,137 shares of common stock, shared voting power with regard to 5,626 shares of common stock, sole dispositive power with regard to 3,984,981 shares of common stock, and shared dispositive power with regard to 33,375 shares of common stock as of December 31, 2016. The Schedule 13G states that The Vanguard Group’s address is 100 Vanguard Boulevard, Malvern, Pennsylvania 19355.

(4)
This is based on a Schedule 13G/A filed with the SEC on January 23, 2017, by BlackRock, Inc. According to the Schedule 13G/A, BlackRock, Inc. had sole voting power with regard to 3,584,739 shares of common stock, shared voting power with regard to 324 shares of common stock, sole dispositive power with regard to 3,736,394 shares of common stock, and shared dispositive power power with regard to 324 shares of common stock as of December 31, 2016. The Schedule 13G/A states that BlackRock Inc.’s address is 55 East 52nd Street, New York, New York 10055.

(5)
Includes (a) 939 shares of common stock (unitized) held in our 401(k) Plan through the Cabela’s stock fund and (b) 329,785 shares of common stock issuable upon exercise of stock options within 60 days of April 24, 2017.

(6)
Includes (a) 933 shares of common stock (unitized) held in our 401(k) Plan through the Cabela’s stock fund and (b) 51,410 shares of common stock issuable upon exercise of stock options within 60 days of April 24, 2017.

(7)
Includes (a) 2,516 shares of common stock (unitized) held in our 401(k) Plan through the Cabela’s stock fund and (b) 28,668 shares of common stock issuable upon exercise of stock options within 60 days of April 24, 2017.

(8)
Includes (a) 1,956 shares of common stock (unitized) held in our 401(k) Plan through the Cabela’s stock fund and (b) 66,478 shares of common stock issuable upon exercise of stock options within 60 days of April 24, 2017.

(9)
Includes (a) 119 shares of common stock held in our 401(k) Plan, (b) 1,033 shares of common stock (unitized) held in our 401(k) Plan through the Cabela’s stock fund, (c) 92,310 shares of common stock issuable upon exercise of stock options within 60 days of April 24, 2017, and (d) 111,981 shares of common stock held by Castner Family, LLC.

(10)
Includes (a) 409 shares of common stock (unitized) held in our 401(k) Plan through the Cabela’s stock fund and (b) 78,310 shares of common stock issuable upon exercise of stock options within 60 days of April 24, 2017.

(11)	Includes 29,186 shares of common stock issuable upon exercise of stock options and 1,239 shares of common stock issuable upon the vesting of restricted stock units within 60 days of April 24, 2017.

(12)	Includes 27,186 shares of common stock issuable upon exercise of stock options and 1,239 shares of common stock issuable upon the vesting of restricted stock units within 60 days of April 24, 2017.

(13)
Includes (a) 14,595 shares of common stock held in our 401(k) Plan, (b) 346 shares of common stock (unitized) held in our 401(k) Plan, (c) 242,302 shares of common stock held by Highby Family, LLC, and (d) 11,186 shares of common stock issuable upon exercise of stock options and 1,239 shares of common stock issuable upon the vesting of restricted stock units within 60 days of April 24, 2017.

(14)
Includes (a) 29,186 shares of common stock issuable upon exercise of stock options and 1,239 shares of common stock issuable upon the vesting of restricted stock units within 60 days of April 24, 2017 and (b) 1,513,916 shares of common stock held by MGL Holdings, LLC, or Holdings. Holdings is a wholly-owned subsidiary of McCarthy Group, LLC, or MGL. McCarthy Capital Corporation is an indirectly wholly-owned subsidiary of MGL and also the manager of Holdings. Mr. McCarthy is the Chairman of MGL.

(15)	Includes 11,186 shares of common stock issuable upon exercise of stock options and 1,239 shares of common stock issuable upon the vesting of restricted stock units within 60 days of April 24, 2017.

(16)	Includes 22,642 shares of common stock issuable upon exercise of stock options and 1,239 shares of common stock issuable upon the vesting of restricted stock units within 60 days of April 24, 2017.

(17)	Includes 6,648 shares of common stock issuable upon exercise of stock options and 1,239 shares of common stock issuable upon the vesting of restricted stock units within 60 days of April 24, 2017.

(18)	Includes 8,139 shares of common stock issuable upon exercise of stock options and 1,239 shares of common stock issuable upon the vesting of restricted stock units within 60 days of April 24, 2017.

(19)
Includes 752,162 shares of common stock issuable upon exercise of stock options and 9,912 shares of common stock issuable upon the vesting of restricted stock units within 60 days of April 24, 2017. Mr. Copeland’s beneficial ownership is not included in this amount as he is no longer an executive officer of the Company.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
TRANSACTIONS WITH RELATED PERSONS
The Audit Committee has adopted a policy and procedures for review, approval, and monitoring of transactions involving the Company and “related persons” (directors, executive officers, shareholders owning more than five percent of any class of the Company’s voting securities, and any immediate family member of any of the foregoing). The written policy covers any transaction, arrangement, or relationship in which the Company was, is, or will be a participant and the amount involved exceeds $120,000, and in which any related person had, has, or will have a direct or indirect interest.
Related person transactions must be approved or ratified by the Audit Committee. The Audit Committee will approve or ratify only those related person transactions that are in, or are not inconsistent with, the best interests of the Company and its shareholders, as the Audit Committee determines in good faith. In considering the transaction, the Audit Committee will consider all of the relevant facts and circumstances available to the Audit Committee, including (if applicable), but not limited to: the benefits to the Company; the impact on a director’s independence in the event the related person is a director, an immediate family member of a director, or an entity in which a director is a partner, shareholder, or executive officer; the availability of other sources for comparable products or services; the terms of the transaction; and the terms available to unrelated third parties or to employees generally. No member of the Audit Committee will participate in any review, consideration, or approval of any related person transaction with respect to which such member or any of his or her immediate family members is the related person.
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
In fiscal 2016, we paid $152,523 in salary and cash bonus to Matthew Highby, a son of Mr. Dennis Highby, a director. Mr. Matthew Highby was also granted equity awards with a grant date fair value (as determined in accordance with ASC 718) of $12,245. In fiscal 2016, Mr. Matthew Highby was also eligible to participate in all benefit programs generally available to employees and his compensation is commensurate with that of his peers. Mr. Matthew Highby has continued to receive similar compensation in fiscal 2017.
In fiscal 2016, we paid $124,897 in salary and cash bonus to Kurtis Kaiser, a son-in-law of Mr. Dennis Highby, a director. Mr. Kaiser was also granted equity awards with a grant date fair value (as determined in accordance with ASC 718) of $10,745. In fiscal 2016, Mr. Kaiser was also eligible to participate in all benefit programs generally available to employees and his compensation is commensurate with that of his peers. Mr. Kaiser has continued to receive similar compensation in fiscal 2017.
In fiscal 2016, we paid $167,174 in salary and cash bonus to Sarah Kaiser, a daughter of Mr. Dennis Highby, a director. Ms. Kaiser was also granted equity awards with a grant date fair value (as determined in accordance with ASC 718) of $55,321. In fiscal 2016, Ms. Kaiser was also eligible to participate in all benefit programs generally available to employees and her compensation is commensurate with that of her peers. Ms. Kaiser has continued to receive similar compensation in fiscal 2017.
In fiscal 2016, we paid $110,413 in salary and cash bonus to Carter Kokjer, a son-in-law of Mr. Dennis Highby, a director. Mr. Kokjer was also granted equity awards with a grant date fair value (as determined in accordance with ASC 718) of $11,519. In fiscal 2016, Mr. Kokjer was also eligible to participate in all benefit programs generally available to employees and his compensation is commensurate with that of his peers. Mr. Kokjer has continued to receive similar compensation in fiscal 2016.
In fiscal 2016, we paid $170,289 in salary and cash bonus to Trent Santero, a son-in-law of Mr. Dennis Highby, a director. Mr. Santero was also granted equity awards with a grant date fair value (as determined in accordance with ASC 718) of $12,245. In fiscal 2016, Mr. Santero was also eligible to participate in all benefit programs generally available to employees and his compensation is commensurate with that of his peers. Mr. Santero has continued to receive similar compensation in fiscal 2017.
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
In addition to applying the independence guidelines, the Board will consider all relevant facts and circumstances in making an independence determination, and not merely from the standpoint of the director, but also from that of persons or organizations with which the director has an affiliation. The Board has determined that Mss. Milrod and Pritchard, and Messrs. Armstrong, Edmondson, McCarthy, Swinburn, and Wright satisfy the NYSE independence requirements and Cabela’s independence guidelines. The Board also has determined that Mss. Milrod and Pritchard and Messrs. Armstrong, Edmondson, Swinburn, and Wright have no relationships with the Company (other than being a director and shareholder).
In making its independence determinations with respect to Mr. McCarthy, the Board considered that, during fiscal 2016, Mr. McCarthy owned an indirect interest of less than 5% in a supplier that the Company purchased less than $250,000 of merchandise from in fiscal 2016 in the ordinary course of business and in accordance with the Company’s normal sourcing procedures. Based on the Board’s consideration of Mr. McCarthy’s indirect ownership interest in this supplier and the fact that Mr. McCarthy was not involved in any transactions between the Company and this supplier, the Board determined that Mr. McCarthy’s indirect interest in this supplier did not give rise to a material relationship with the Company.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
The following table shows the aggregate fees billed to us for professional services by Deloitte & Touche LLP (“Deloitte”) for fiscal years 2016 and 2015:

	Fiscal 2016	Fiscal 2015

Audit Fees	$1,253,100	$1,182,000
Audit-Related Fees	242,000	365,905
Tax Fees	170,769	160,237
All Other Fees	4,000	4,000
Total Fees	$1,669,869	$1,712,142

A description of the types of services provided in each category is as follows:
Audit Fees - For fiscal 2016 and 2015, includes fees for professional services and expenses relating to the audit of our annual financial statements, the audit of our internal control over financial reporting, and the review of our quarterly financial information.
Audit-Related Fees - For fiscal 2016 and 2015, includes fees for professional services and expenses relating to work for our wholly-owned bank subsidiary, World’s Foremost Bank, as it relates to the bank’s securitization transactions.
Tax Fees - For fiscal 2016 and 2015, includes fees for professional services and expenses related to ongoing IRS examinations.
All Other Fees - For fiscal 2016 and 2015, consists of a subscription service for use of an accounting research tool.
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

CABELA’S INCORPORATED

Dated:	April 28, 2017	By:	/s/ Thomas L. Millner
Thomas L. Millner
Chief Executive Officer

Exhibit Index

Exhibit Number	Description

31.3	Certification of CEO Pursuant to Rule 13a-14(a) under the Exchange Act

31.4	Certification of CFO Pursuant to Rule 13a-14(a) under the Exchange Act