Form 10-Q
period 2017-04-01
CABELAS INC
filed 2017-05-04
CIK 1267130

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 1, 2017
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.
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
Yes ☐ No ☒

Number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:
Common stock, $0.01 par value: 68,908,678 shares as of May 1, 2017

CABELA’S INCORPORATED

FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED APRIL 1, 2017

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

CABELA’S INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Dollars in Thousands Except Earnings Per Share)
(Unaudited)
	Three Months Ended
	April 1, 2017	April 2, 2016
Revenue:
Merchandise sales	$678,021	$719,915
Financial Services revenue	149,999	140,823
Other revenue	6,869	3,924
Total revenue	834,889	864,662
Cost of revenue:
Merchandise costs (exclusive of depreciation and amortization)	465,082	487,992
Cost of other revenue	1,030	153
Total cost of revenue (exclusive of depreciation and amortization)	466,112	488,145

Selling, distribution, and administrative expenses	327,857	329,189
Impairment and restructuring charges	2,407	2,972

Operating income	38,513	44,356

Interest expense, net	(7,676)	(9,231)
Other non-operating income, net	569	901

Income before provision for income taxes	31,406	36,026
Provision for income taxes	12,343	13,137
Net income	$19,063	$22,889

Earnings per basic share	$0.28	$0.34
Earnings per diluted share	$0.28	$0.33

Basic weighted average shares outstanding	68,640,257	67,925,173
Diluted weighted average shares outstanding	69,314,868	68,687,596

Refer to notes to unaudited condensed consolidated financial statements.

CABELA’S INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In Thousands)
(Unaudited)
	Three Months Ended
	April 1, 2017	April 2, 2016

Net income	$19,063	$22,889
Other comprehensive income:
Unrealized gain on economic development bonds, net of taxes of $555 and $570	1,590	564
Foreign currency translation adjustments	2,501	14,680
Total other comprehensive income	4,091	15,244
Comprehensive income	$23,154	$38,133

Refer to notes to unaudited condensed consolidated financial statements.

CABELA’S INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands Except Par Values)
(Unaudited)
	April 1, 2017	December 31, 2016	April 2, 2016
ASSETS
CURRENT
Cash and cash equivalents	$258,681	$263,825	$141,973
Restricted cash of the Trust	46,330	48,697	40,475
Accounts receivable, net	29,640	76,140	35,450
Credit card loans (includes restricted credit card loans of the Trust of $5,289,655, $5,661,101, and $4,824,323), net of allowance for loan losses of $112,095, $118,343, and $74,753	5,205,937	5,579,575	4,779,153
Inventories	894,475	860,360	905,122
Prepaid expenses and other current assets	125,517	132,250	120,156
Income taxes receivable	67,824	75,731	73,391
Total current assets	6,628,404	7,036,578	6,095,720
Property and equipment, net	1,796,668	1,807,209	1,840,530
Deferred income taxes	—	—	25,159
Other assets	124,877	127,037	139,800
Total assets	$8,549,949	$8,970,824	$8,101,209

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT
Accounts payable, including unpresented checks of $34,082, $41,132, and $17,958	$292,612	$347,784	$266,936
Gift instruments, credit card rewards, and loyalty rewards programs	368,407	387,865	346,771
Accrued expenses and other liabilities	129,318	172,744	161,537
Time deposits	179,157	177,015	177,052
Current maturities of secured variable funding obligations of the Trust	725,000	420,000	330,000
Current maturities of secured long-term obligations of the Trust, net	424,907	1,104,685	1,189,088
Current maturities of long-term debt	68,121	79,677	8,456
Total current liabilities	2,187,522	2,689,770	2,479,840
Long-term time deposits	1,047,019	991,842	688,504
Secured long-term obligations of the Trust, less current maturities, net	2,467,181	2,466,576	2,042,598
Long-term debt, less current maturities, net	670,226	671,509	884,099
Deferred income taxes	9,187	7,288	—
Other long-term liabilities	134,738	132,240	133,188

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Preferred stock, $0.01 par value; Authorized – 10,000,000 shares; Issued – none	—	—	—
Common stock, $0.01 par value:
Class A Voting, Authorized – 245,000,000 shares
Issued – 71,595,020 shares for all periods	716	716	716
Outstanding – 68,905,430, 68,502,256, and 68,243,858 shares
Additional paid-in capital	364,176	384,353	373,307
Retained earnings	1,817,872	1,798,809	1,674,751
Accumulated other comprehensive loss	(41,831)	(45,922)	(35,670)
Treasury stock, at cost – 2,689,590, 3,092,764, and 3,351,162 shares	(106,857)	(126,357)	(140,124)
Total stockholders’ equity	2,034,076	2,011,599	1,872,980
Total liabilities and stockholders’ equity	$8,549,949	$8,970,824	$8,101,209
Refer to notes to unaudited condensed consolidated financial statements.

CABELA’S INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(Unaudited)
	Three Months Ended
	April 1, 2017	April 2, 2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$19,063	$22,889
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation and amortization	38,298	35,710
Impairment and restructuring charges	1,244	2,040
Stock-based compensation	6,031	6,442
Deferred income taxes	1,344	2,313
Provision for loan losses	31,086	22,820
Other, net	498	(1,339)
Change in operating assets and liabilities, net:
Accounts receivable	46,799	43,699
Credit card loans originated from internal operations, net	71,528	80,359
Inventories	(33,609)	(81,244)
Prepaid expenses and other current assets	7,392	(3,894)
Accounts payable and accrued expenses and other liabilities	(105,311)	(86,220)
Gift instruments, credit card rewards, and loyalty rewards programs	(19,621)	(19,159)
Other long-term liabilities	2,434	(3,333)
Income taxes receivable	7,907	4,307
Net cash provided by operating activities	75,083	25,390

CASH FLOWS FROM INVESTING ACTIVITIES:
Property and equipment additions	(26,290)	(61,360)
Proceeds from sale of other property	2,143	—
Change in credit card loans originated externally, net	271,024	152,935
Change in restricted cash of the Trust, net	2,367	508
Other investing changes, net	1,824	505
Net cash provided by investing activities	251,068	92,588

CASH FLOWS FROM FINANCING ACTIVITIES:
Change in unpresented checks net of bank balances	(7,051)	(5,622)
Change in time deposits, net	57,172	(14,343)
Borrowings on secured obligations of the Trust	1,375,000	595,000
Repayments on secured obligations of the Trust	(1,750,000)	(920,000)
Borrowings on revolving credit facilities and inventory financing	345,478	484,762
Repayments on revolving credit facilities and inventory financing	(325,200)	(210,489)
Payments on long-term debt	(19,686)	(223,218)
Employee stock option exercises, net of tax withholdings on share-based payment awards	(6,708)	(1,576)
Excess tax benefit on share-based payment awards	—	1,503
Other financing changes, net	(1,201)	—
Net cash used in financing activities	(332,196)	(293,983)

Effect of exchange rates on cash and cash equivalents	901	2,912

Net change in cash and cash equivalents	(5,144)	(173,093)
Cash and cash equivalents, at beginning of period	263,825	315,066
Cash and cash equivalents, at end of period	$258,681	$141,973
Refer to notes to unaudited condensed consolidated financial statements.

CABELA’S INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Dollars in Thousands)
(Unaudited)
	Common Stock Shares	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total

Balance, beginning of 2016	71,595,020	$716	$389,754	$1,651,862	$(50,914)	$(162,775)	$1,828,643
Net income	—	—	—	22,889	—	—	22,889
Other comprehensive income	—	—	—	—	15,244	—	15,244
Stock-based compensation	—	—	6,277	—	—	—	6,277
Exercise of employee stock options and tax withholdings on share-based payment awards, net	—	—	(24,227)	—	—	22,651	(1,576)
Excess tax benefit on share-based payment awards	—	—	1,503	—	—	—	1,503
Balance at April 2, 2016	71,595,020	$716	$373,307	$1,674,751	$(35,670)	$(140,124)	$1,872,980

Balance, beginning of 2017	71,595,020	$716	$384,353	$1,798,809	$(45,922)	$(126,357)	$2,011,599
Net income	—	—	—	19,063	—	—	19,063
Other comprehensive income	—	—	—	—	4,091	—	4,091
Stock-based compensation	—	—	6,031	—	—	—	6,031
Exercise of employee stock options and tax withholdings on share-based payment awards, net	—	—	(26,208)	—	—	19,500	(6,708)
Balance at April 1, 2017	71,595,020	$716	$364,176	$1,817,872	$(41,831)	$(106,857)	$2,034,076
Refer to notes to unaudited condensed consolidated financial statements.

CABELA’S INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Tables are in Thousands Except Share and Per Share Amounts)
(Unaudited)

1.    MANAGEMENT REPRESENTATIONS

Principles of Consolidation – The condensed consolidated financial statements included herein are unaudited and have been prepared by management of Cabela’s Incorporated and its wholly-owned subsidiaries (“Cabela’s,” “Company,” “we,” “our,” or “us”) pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. The Company’s condensed consolidated balance sheet as of December 31, 2016, was derived from the Company’s audited consolidated balance sheet as of that date. All other condensed consolidated financial statements contained herein are unaudited and reflect all adjustments which are, in the opinion of management, necessary to summarize fairly our financial position and results of operations, comprehensive income, and cash flows for the periods presented. All of these adjustments are of a normal recurring nature. All intercompany accounts and transactions have been eliminated in consolidation.

World’s Foremost Bank (“WFB,” “Financial Services segment,” or “Cabela’s CLUB”), a Nebraska banking corporation and a wholly-owned bank subsidiary of Cabela’s, is the primary beneficiary of the Cabela’s Master Credit Card Trust and related entities (collectively referred to as the “Trust”). The Trust was consolidated for all reporting periods of Cabela’s in this report.
Because of the seasonal nature of the Company’s operations, results of operations of any single reporting period should not be considered as indicative of results for a full year. These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the fiscal year ended December 31, 2016.
Cash and Cash Equivalents – Cash and cash equivalents of the Financial Services segment were $172 million, $150 million, and $72 million at April 1, 2017, December 31, 2016, and April 2, 2016, respectively. Due to regulatory restrictions on WFB, the Company cannot use WFB’s cash for non-banking operations.
Reporting Periods – Unless otherwise stated, the fiscal periods referred to in the notes to these condensed consolidated financial statements are the 13 weeks ended April 1, 2017 (“three months ended April 1, 2017”), the 13 weeks ended April 2, 2016 (“three months ended April 2, 2016”), and the 52 weeks ended December 31, 2016 (“fiscal year ended 2016”). WFB follows a calendar fiscal period and, accordingly, the respective three month periods ended on March 31, 2017 and 2016, and the fiscal year ended on December 31, 2016.
Adoption of New Accounting Principles – In the first quarter of 2017, we adopted the guidance of Accounting Standard Update (“ASU”) 2016-09, “Improvements to Employee Share-Based Payment Accounting,” which simplifies several aspects of the accounting for employee share-based payment transactions, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. The provisions of ASU 2016-09 related to the recognition of excess tax benefits in the income statement and classification in the statement of cash flows were adopted prospectively and the prior periods were not retrospectively adjusted. The Company has elected to continue estimating forfeitures of share-based awards when determining compensation cost to be recognized each period. The adoption of ASU 2016-09 did not have a material impact on the accompanying condensed consolidated financial statements.
In addition in the first quarter of 2017, we adopted on a prospective basis the provisions of ASU 2015-11 “Inventory (Topic 330): Simplifying the Measurement of Inventory,” which changes the measurement principle for inventory from the lower of cost or market to lower of cost and net realizable value. The adoption of ASU 2015-11 did not have a material impact on the accompanying condensed consolidated financial statements.
2.    MERGER AGREEMENT

On October 3, 2016, the Company entered into an Agreement and Plan of Merger (the “Original Merger Agreement”), by and among Bass Pro Group, LLC, a Delaware limited liability company (“Bass Pro Group”), Prairie Merger Sub, Inc., a Delaware corporation and a wholly owned subsidiary of Bass Pro Group (“Sub”) and the Company. On April 17, 2017, the Company entered into an Amendment to the Agreement and Plan of Merger, dated as of April 17, 2017 (the “Merger Agreement

CABELA’S INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Tables are in Thousands Except Share and Per Share Amounts)
(Unaudited)

Amendment”), by and among the Company, Parent and Sub (the Original Merger Agreement, as amended by the Merger Agreement Amendment, the “Merger Agreement”). The Merger Agreement and the consummation of the transactions contemplated by the Merger Agreement have been unanimously approved by the Company’s board of directors. The Merger Agreement provides for the merger of Sub with and into the Company, on the terms and subject to the conditions set forth in the Merger Agreement (the “Merger”), with the Company continuing as the surviving corporation in the Merger. As a result of the Merger, the Company would become a wholly owned subsidiary of Bass Pro Group.
Pursuant to the Merger Agreement, at the effective time of the Merger, each share of Class A common stock (as defined in the Merger Agreement), par value $0.01 per share, of the Company issued and outstanding immediately prior to the Effective Time will be cancelled and automatically converted into the right to receive $61.50 in cash, without interest thereon, which amount is subject to adjustments in certain circumstances specified in the Merger Agreement Amendment.
The consummation of the Merger is subject to the satisfaction or waiver of specified closing conditions, including (i) the affirmative vote in favor of the adoption of the Merger Agreement by the holders of a majority of the outstanding shares of Company Common Stock entitled to vote thereon, (ii) the consummation of the purchase and sale of the banking business of WFB, in accordance with the Bank Framework Agreement (as defined below) or an alternative agreement in accordance with the Merger Agreement and merger of WFB into the Company or another subsidiary of the Company and termination of its bank charter, (iii) any applicable waiting periods (or extensions thereof) under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 having expired or been terminated, (iv) the absence of any order by any governmental entity rendering the Merger illegal, or prohibiting, enjoining or otherwise preventing the Merger, and (v) other customary closing conditions.
Additionally, on April 17, 2017, and in connection with the Merger Agreement Amendment, the Company entered into (i) a Framework Agreement, dated as of April 17, 2017 (the “Bank Framework Agreement”), by and among the Company, WFB, Synovus Bank, a Georgia state member bank (“Synovus”), Capital One Bank (USA), National Association, a national banking association (“Capital One”) and an affiliate of Capital One, National Association, a national banking association (“CONA”), and, solely for the purposes set forth therein, CONA, (ii) an Asset and Deposit Purchase Agreement, dated as of April 17, 2017 (the “Synovus Bank Asset Purchase Agreement”), by and among the Company, WFB and Synovus and (iii) an Asset Purchase Agreement, dated as of April 17, 2017 (the “Capital One Bank Asset Purchase Agreement” and, together with the Synovus Bank Asset Purchase Agreement, the “Bank Asset Purchase Agreements” and, together with the Synovus Bank Asset Purchase Agreement and the Bank Framework Agreement, the “Related Bank Transactions”), by and among the Company, WFB and Capital One, which amend and restate the Sale and Purchase Agreement, dated as of October 3, 2016, by and among the Company, WFB, and CONA, and continue to provide for the sale of substantially all of the business of WFB in connection with the closing of the Merger.
Pursuant to the Related Bank Transactions and an Asset Purchase Agreement entered into between Synovus and Capital One on the same date, by way of three transactions, (1) Synovus has agreed to acquire assets and assume liabilities of WFB, which collectively constitute substantially all of the business of WFB, (2) Capital One has agreed to acquire certain other assets and assume certain other liabilities of WFB and (3) immediately following the transaction referred to in the foregoing clause (1), Synovus has agreed to sell and assign to Capital One, and Capital One has agreed to acquire and assume, certain of such assets and liabilities acquired and assumed by Synovus from WFB, such that Synovus retains all deposits of WFB and certain other assets and liabilities relating to deposits of WFB and Capital One acquires the assets and liabilities relating to the Cabela’s CLUB co-branded credit card accounts and equity interests in certain securitization funding vehicles. The consummation of the transactions contemplated by the Related Bank Transactions is subject to the satisfaction or waiver of various specified closing conditions.
The Merger Agreement also contains certain termination rights for both the Company and Bass Pro Group, and in certain specified circumstances upon termination of the Merger Agreement the Company would be required to pay Bass Pro Group a termination fee of $126 million. The Bank Framework Agreement also contains certain termination rights for both the Company and Capital One, and in certain circumstances the Company would be required to pay Capital One a termination fee of $14 million and under certain other circumstances, the Company will be obligated to reimburse Capital One for up to $10 million of a termination fee and reimbursement of expenses Capital One may owe to Synovus.
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
The following table presents the components of the consolidated assets and liabilities of the Trust at the periods ended:

	April 1, 2017	December 31, 2016	April 2, 2016
Consolidated assets:
Restricted credit card loans, net of allowance of $111,780, $117,860, and $74,510	$5,177,875	$5,543,241	$4,749,813
Restricted cash	46,330	48,697	40,475
Total	$5,224,205	$5,591,938	$4,790,288

Consolidated liabilities:
Secured variable funding obligations	$725,000	$420,000	$330,000
Secured long-term obligations, net of unamortized debt issuance costs of $6,412, $7,239, and $6,814	2,892,088	3,571,261	3,231,686
Interest due to third party investors	4,211	3,826	2,722
Total	$3,621,299	$3,995,087	$3,564,408
4.    CREDIT CARD LOANS AND ALLOWANCE FOR LOAN LOSSES

The following table reflects the composition of the credit card loans at the periods ended:

	April 1, 2017	December 31, 2016	April 2, 2016

Restricted credit card loans of the Trust (restricted for repayment of secured obligations of the Trust)	$5,289,655	$5,661,101	$4,824,323
Unrestricted credit card loans	23,585	31,270	24,034
Total credit card loans	5,313,240	5,692,371	4,848,357
Allowance for loan losses	(112,095)	(118,343)	(74,753)
Deferred credit card origination costs	4,792	5,547	5,549
Credit card loans, net	$5,205,937	$5,579,575	$4,779,153

CABELA’S INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Tables are in Thousands Except Share and Per Share Amounts)
(Unaudited)

Allowance for Loan Losses:
The following table reflects the activity in the allowance for loan losses by credit card segment for the periods presented:

	Three Months Ended
	April 1, 2017			April 2, 2016
	Credit Card Loans	Restructured Credit Card Loans	Total Credit Card Loans	Credit Card Loans	Restructured Credit Card Loans	Total Credit Card Loans

Balance, beginning of period	$109,903	$8,440	$118,343	$67,653	$8,258	$75,911

Provision for loan losses	30,134	952	31,086	20,826	1,994	22,820

Charge-offs	(42,607)	(2,467)	(45,074)	(26,969)	(2,709)	(29,678)
Recoveries	7,003	737	7,740	4,921	779	5,700
Net charge-offs	(35,604)	(1,730)	(37,334)	(22,048)	(1,930)	(23,978)
Balance, end of period	$104,433	$7,662	$112,095	$66,431	$8,322	$74,753

CABELA’S INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Tables are in Thousands Except Share and Per Share Amounts)
(Unaudited)

Credit Quality Indicators, Delinquent, and Non-Accrual Loans:

The following table provides information on current, non-accrual, past due, and restructured credit card loans by class using the respective quarter Fair Isaac Corporation (“FICO”) score at the periods ended:

	FICO Score of Credit Card Loans Segment			Restructured Credit Card Loans Segment (1)
April 1, 2017:	691 and Below	692 - 758	759 and Above		Total
Credit card loan status:
Current	$978,182	$1,842,204	$2,347,555	$30,237	$5,198,178
1 to 29 days past due	31,533	15,286	12,671	2,063	61,553
30 to 59 days past due	15,337	2,258	481	1,365	19,441
60 or more days past due	31,331	178	91	2,468	34,068
Total past due	78,201	17,722	13,243	5,896	115,062
Total credit card loans	$1,056,383	$1,859,926	$2,360,798	$36,133	$5,313,240

90 days or more past due and still accruing	$16,962	$78	$48	$1,066	$18,154
Non-accrual	—	—	—	6,417	6,417

December 31, 2016:
Credit card loan status:
Current	$945,494	$1,916,307	$2,665,307	$29,495	$5,556,603
1 to 29 days past due	39,394	21,520	16,731	2,940	80,585
30 to 59 days past due	16,339	2,291	466	1,675	20,771
60 or more days past due	31,315	391	92	2,614	34,412
Total past due	87,048	24,202	17,289	7,229	135,768
Total credit card loans	$1,032,542	$1,940,509	$2,682,596	$36,724	$5,692,371

90 days or more past due and still accruing	$16,730	$98	$43	$1,254	$18,125
Non-accrual	—	—	—	6,281	6,281

April 2, 2016:
Credit card loan status:
Current	$825,756	$1,634,674	$2,261,728	$30,402	$4,752,560
1 to 29 days past due	28,082	15,441	12,310	2,455	58,288
30 to 59 days past due	10,883	1,657	408	1,780	14,728
60 or more days past due	19,509	220	72	2,980	22,781
Total past due	58,474	17,318	12,790	7,215	95,797
Total credit card loans	$884,230	$1,651,992	$2,274,518	$37,617	$4,848,357

90 days or more past due and still accruing	$10,133	$57	$22	$1,313	$11,525
Non-accrual	—	—	—	7,278	7,278

(1)	Included in the allowance for loan losses were specific allowances for loan losses of $8 million at April 1, 2017, December 31, 2016 and April 2, 2016.

CABELA’S INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Tables are in Thousands Except Share and Per Share Amounts)
(Unaudited)

5.    BORROWINGS OF FINANCIAL SERVICES SEGMENT

The Trust issues fixed and floating (variable) rate term securitizations, which are considered secured obligations backed by restricted credit card loans. A summary of the secured fixed and variable rate obligations of the Trust by series, the expected maturity dates, and the respective weighted average interest rates are presented in the following tables at the periods ended:

April 1, 2017:
Series	Expected Maturity Date	Fixed Rate Obligations	Interest Rate	Variable Rate Obligations	Interest Rate	Total Obligations	Interest Rate

Series 2012-II	June 2017	$300,000	1.45%	$125,000	1.39%	$425,000	1.43%
Series 2013-I	February 2023	327,250	2.71	—	—	327,250	2.71
Series 2013-II	August 2018	100,000	2.17	197,500	1.56	297,500	1.77
Series 2014-II	July 2019	—	—	340,000	1.36	340,000	1.36
Series 2015-I	March 2020	218,750	2.26	100,000	1.45	318,750	2.01
Series 2015-II	July 2020	240,000	2.25	100,000	1.58	340,000	2.05
Series 2016-I	June 2019	570,000	1.78	280,000	1.76	850,000	1.77

Secured obligations of the Trust		1,756,000		1,142,500		2,898,500
Less unamortized debt issuance costs		(4,138)		(2,274)		(6,412)
Secured obligations of the Trust, net		1,751,862		1,140,226		2,892,088
Less current maturities of secured long-term obligations of the Trust, net		(299,934)		(124,973)		(424,907)
Secured long-term obligations of the Trust, less current maturities, net		$1,451,928		$1,015,253		$2,467,181

CABELA’S INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Tables are in Thousands Except Share and Per Share Amounts)
(Unaudited)

December 31, 2016:
Series	Expected Maturity Date	Fixed Rate Obligations	Interest Rate	Variable Rate Obligations	Interest Rate	Total Obligations	Interest Rate

Series 2012-I	February 2017	$275,000	1.63%	$150,000	1.23%	$425,000	1.49%
Series 2012-II	June 2017	300,000	1.45	125,000	1.18	425,000	1.37
Series 2013-I	February 2023	327,250	2.71	—	—	327,250	2.71
Series 2013-II	August 2018	100,000	2.17	197,500	1.35	297,500	1.63
Series 2014-I	March 2017	—	—	255,000	1.05	255,000	1.05
Series 2014-II	July 2019	—	—	340,000	1.15	340,000	1.15
Series 2015-I	March 2020	218,750	2.26	100,000	1.24	318,750	1.94
Series 2015-II	July 2020	240,000	2.25	100,000	1.37	340,000	1.99
Series 2016-I	June 2019	570,000	1.78	280,000	1.55	850,000	1.71

Secured obligations of the Trust		2,031,000		1,547,500		3,578,500
Less unamortized debt issuance costs		(4,594)		(2,645)		(7,239)
Secured obligations of the Trust, net		2,026,406		1,544,855		3,571,261
Less current maturities of secured long-term obligations of the Trust, net		(574,829)		(529,856)		(1,104,685)
Secured long-term obligations of the Trust, less current maturities, net		$1,451,577		$1,014,999		$2,466,576

April 2, 2016:
Series	Expected Maturity Date	Fixed Rate Obligations	Interest Rate	Variable Rate Obligations	Interest Rate	Total Obligations	Interest Rate

Series 2011-II	June 2016	$155,000	2.39%	$100,000	1.04%	$255,000	1.86%
Series 2011-IV	October 2016	165,000	1.90	90,000	0.99	255,000	1.58
Series 2012-I	February 2017	275,000	1.63	150,000	0.97	425,000	1.40
Series 2012-II	June 2017	300,000	1.45	125,000	0.92	425,000	1.29
Series 2013-I	February 2023	327,250	2.71	—	—	327,250	2.71
Series 2013-II	August 2018	100,000	2.17	197,500	1.09	297,500	1.45
Series 2014-I	March 2017	—	—	255,000	0.79	255,000	0.79
Series 2014-II	July 2019	—	—	340,000	0.89	340,000	0.89
Series 2015-I	March 2020	218,750	2.26	100,000	0.98	318,750	1.86
Series 2015-II	July 2020	240,000	2.25	100,000	1.11	340,000	1.91

Secured obligations of the Trust		1,781,000		1,457,500		3,238,500
Less unamortized debt issuance costs		(3,938)		(2,876)		(6,814)
Secured obligations of the Trust, net		1,777,062		1,454,624		3,231,686
Less current maturities of secured long-term obligations of the Trust, net		(594,650)		(594,438)		(1,189,088)
Secured long-term obligations of the Trust, less current maturities, net		$1,182,412		$860,186		$2,042,598

CABELA’S INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Tables are in Thousands Except Share and Per Share Amounts)
(Unaudited)

The Series 2012-I ($425 million) and Series 2014-I ($255 million) notes matured and were repaid in full using restricted cash of the Trust on February 15, 2017, and March 15, 2017, respectively.
The Trust also issues variable funding facilities which are considered secured obligations backed by restricted credit card loans. At April 1, 2017, the Trust had three variable funding facilities with total third party funding capacity of $3 billion of which $725 million was outstanding. At April 1, 2017, maturities for the three variable funding facilities were as follows:

•	the $500 million Series 2008-III facility with $200 million due October 2017, and $300 million due March 2018;

•	the $1.3 billion Series 2011-I facility with $800 million due March 2018, and $500 million due March 2019; and

•	the $1.2 billion Series 2011-III facility with $700 million due March 2018, and $500 million due September 2019.
Each of these variable funding facilities includes an option to renew subject to certain terms and conditions. Variable rate note interest is priced at a benchmark rate, LIBOR, or commercial paper rate, plus a spread, which ranges from 0.80% to 0.90%. The variable rate notes provide for a fee ranging from 0.45% to 0.50% on the unused portion of the facilities. During the three months ended April 1, 2017, and April 2, 2016, the daily average balance outstanding on these notes was $654 million and $329 million, with a weighted average interest rate of 1.67% and 1.18%, respectively.
The Financial Services segment has unsecured federal funds purchase agreements with two financial institutions. The maximum amount that can be borrowed is $100 million. There were no amounts outstanding at April 1, 2017, December 31, 2016, or April 2, 2016.
6.     LONG-TERM DEBT AND CAPITAL LEASES

Long-term debt, including revolving credit facilities and capital leases, consisted of the following at the periods ended:

	April 1, 2017	December 31, 2016	April 2, 2016

Unsecured $775 million revolving credit facility	$121,771	$115,000	$256,366
Unsecured senior notes due 2017 with interest at 6.08%	60,000	60,000	60,000
Unsecured senior notes due 2017-2018 with interest at 7.20%	8,143	16,286	16,286
Unsecured senior notes due 2020, 2022, and 2025; with interest rates ranging from 3.23% to 4.11%	550,000	550,000	550,000
Capital lease obligations contractually payable through 2036	—	11,544	11,777
Total debt	739,914	752,830	894,429
Less current portion of debt	(68,121)	(79,677)	(8,456)
Less unamortized debt issuance costs	(1,567)	(1,644)	(1,874)
Long-term debt, less current maturities, net	$670,226	$671,509	$884,099

The Company’s credit agreement provides for an unsecured $775 million revolving credit facility and permits the issuance of letters of credit up to $75 million and swing line loans up to $30 million. The credit facility may be increased to $800 million subject to certain terms and conditions. The term of the credit facility expires on June 18, 2019.
During the three months ended April 1, 2017, and April 2, 2016, the daily average principal balance outstanding on the line of credit was $164 million and $114 million, respectively, and the weighted average interest rate was 2.17% and 1.81%, respectively. Letters of credit and standby letters of credit totaling $22 million and $23 million were outstanding at April 1, 2017, and April 2, 2016, respectively. The daily average outstanding amount of total letters of credit during the three months ended April 1, 2017, and April 2, 2016, was $7 million and $10 million, respectively.

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
At April 1, 2017, the Company was in compliance with the financial covenant requirements of its $775 million credit agreement with a fixed charge coverage ratio of 7.84 to 1 (minimum requirement is 2.00 to 1), a leverage ratio of 1.72 to 1 (requirement is no more than 3.00 to 1), and a consolidated net worth that was $672 million in excess of the minimum, as defined in the agreement. At April 1, 2017, the Company was in compliance with all financial covenants under its credit agreements and unsecured notes. We anticipate that we will continue to be in compliance with all financial covenants under our credit agreements and unsecured senior notes through at least the next 12 months.
7.     IMPAIRMENT AND RESTRUCTURING CHARGES

Impairment and restructuring charges consisted of the following for the periods presented:

	Three Months Ended
	April 1, 2017	April 2, 2016

Impairment losses on other property	$904	$141
Restructuring charges for severance and related benefits	1,503	2,831
Total	$2,407	$2,972
Impairment – We evaluate the recoverability of economic development bonds, property (including existing store locations and future retail store sites), equipment, goodwill, other property, and other intangibles whenever indicators of impairment exist. In the three months ended April 1, 2017, we recognized an impairment loss of $1 million on a parcel of unimproved land based on a sales contract. After the impairment loss was recognized, the carrying value of this particular property was $10 million. In the three months ended April 2, 2016, we recognized an impairment loss of $0.1 million on a parcel of unimproved land based on a sales contract. The value of the property adjusted for selling costs was $1.3 million and its carrying value was $1.4 million. These impairment losses were recognized in the Merchandising segment.

Local economic trends, government regulations, and other restrictions where we own properties may impact management projections that could change undiscounted cash flows in future periods which could trigger possible future write downs.

Restructuring Charges – In the respective three month periods ended April 1, 2017, and April 2, 2016, we incurred charges for severance and related benefits primarily attributable to our corporate restructuring and reduction in the number of personnel. These charges for all periods were recognized in the Merchandising segment.
The activity relating to the liability for these severance benefits, which was included in accrued expenses and other liabilities in our condensed consolidated balance sheets, is summarized in the following table for the periods presented:

	Three Months Ended
	April 1, 2017	April 2, 2016

Balance, beginning of period	$1,043	$2,799
Charges for severance and related benefits	1,503	2,831
Payments	(340)	(1,899)
Balance, end of period	$2,206	$3,731

CABELA’S INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Tables are in Thousands Except Share and Per Share Amounts)
(Unaudited)

8.     INCOME TAXES

The effective income tax rate was 39.3% for the three months ended April 1, 2017, compared to 36.5% for the three months ended April 2, 2016.

Unrecognized tax benefits totaled $68 million at April 1, 2017, and December 31, 2016, and $70 million at April 2, 2016, and were included in other long-term liabilities in our condensed consolidated balance sheets. The changes compared to the balances at April 2, 2016, were due primarily to our assessments of uncertain tax positions related to prior period tax positions and settlement of our 2007 and 2008 Internal Revenue Service examinations. Since the Company is routinely under audit by various taxing authorities, it is reasonably possible that the amount of unrecognized tax benefits will change during the next 12 months. However, we do not expect the change, if any, to have a material effect on the Company’s consolidated financial condition or results of operations within the next 12 months.
9.     COMMITMENTS AND CONTINGENCIES

The Company leases various buildings, computer and other equipment, and storage space under operating leases which expire on various dates through January 2041. Rent expense on these leases, as well as other month to month rentals, was $5 million in the three months ended April 1, 2017, compared to $6 million in the three months ended April 2, 2016.
The following is a schedule of future minimum rental payments under operating leases at April 1, 2017:

For the nine months ending December 30, 2017	$16,629
For the fiscal years ending:
2018	22,109
2019	21,600
2020	21,563
2021	21,191
Thereafter	265,533
Total	$368,625
The Company leases seven retail stores and owns 25 stores subject to ground leases. Certain of these leases include tenant allowances that are amortized over the life of the lease. No tenant allowances were received in the three months ended April 1, 2017, or April 2, 2016. The Company does not expect to receive any tenant allowances under leases during the remainder of fiscal year 2017.
We have entered into real estate purchase, construction, and/or economic incentive agreements for various new retail store site locations. At April 1, 2017, we estimated we had total cash commitments of approximately $72 million outstanding for projected expenditures related to the development, construction, and completion of new retail stores. This amount excludes any estimated costs associated with new stores where the Company does not have a commitment as of April 1, 2017. We expect to fund these estimated capital expenditures over the next 12 months with funds from operations and borrowings.
In the past, we have received grant funding in exchange for commitments, such as assurance of agreed employment and wage levels at the retail store or that the retail store will remain open, made by us to the state or local government providing the funding. If we failed to maintain the commitments during the applicable period, the funds received may have to be repaid or other adverse consequences may arise, which could affect the Company’s cash flows and profitability. The total amount of grant funding subject to a specific contractual remedy was $24 million and $42 million at April 1, 2017, and April 2, 2016. No grant funding subject to contractual remedy was received in the three months ended April 1, 2017, or April 2, 2016. At April 1, 2017, and December 31, 2016, we had recorded $1 million in the condensed consolidated balance sheets relating to these grants (classified as long-term liabilities). At April 2, 2016, we had recorded $17 million in the condensed consolidated balance sheets relating to these grants with $16 million in current liabilities and $1 million in long-term liabilities.

CABELA’S INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Tables are in Thousands Except Share and Per Share Amounts)
(Unaudited)

The Company operates an open account document instructions program, which provides for Cabela’s-issued letters of credit. We had obligations to pay participating vendors $62 million, $49 million, and $40 million at April 1, 2017, December 31, 2016, and April 2, 2016, respectively.
The Financial Services segment enters into financial instruments with off-balance sheet risk in the normal course of business through the origination of unsecured credit card loans. Unsecured credit card accounts are commitments to extend credit and totaled $36 billion at April 1, 2017 and December 31, 2016, and $35 billion at April 2, 2016. These commitments are in addition to any current outstanding balances of a cardholder. Unsecured credit card loans involve, to varying degrees, elements of credit risk in excess of the amount recognized in the condensed consolidated balance sheets. The principal amounts of these instruments reflect the Financial Services segment’s maximum related exposure. The Financial Services segment has the right to reduce or cancel the available lines of credit at any time, and has not experienced, and does not anticipate, that all customers will exercise the entire available line of credit at any given point in time.
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
10.     STOCK-BASED COMPENSATION PLANS AND EMPLOYEE BENEFIT PLANS

Stock-Based Compensation – The Company recognized total stock-based compensation expense of $6 million in both the three months ended April 1, 2017, and the three months ended April 2, 2016. Compensation expense related to the Company’s stock-based payment awards is recognized in selling, distribution, and administrative expenses in the condensed consolidated statements of income. At April 1, 2017, the total unrecognized deferred stock-based compensation balance for all equity awards issued, net of expected forfeitures, was $23 million, net of tax, which is expected to be amortized over a weighted average period of 2.2 years.

Employee Stock Plans – Since June 5, 2013, all awards are granted under the Cabela’s Incorporated 2013 Stock Plan (the “2013 Stock Plan”) and have a term of no greater than ten years from the grant date and become exercisable under the vesting schedule determined at the time of grant. As of April 1, 2017, the maximum number of shares available for awards under the 2013 Stock Plan was 2,036,456. As of April 1, 2017, there were 1,428,760 awards outstanding under the 2013 Stock Plan and 835,373 awards outstanding under the Cabela’s Incorporated 2004 Stock Plan. To the extent available, we will issue treasury shares for the exercise of stock options before issuing new shares.

During the three months ended April 1, 2017, there were 284,650 options exercised. The aggregate intrinsic value of all awards exercised was $26 million and $22 million during the three months ended April 1, 2017, and April 2, 2016, respectively. Based on the Company’s closing stock price of $53.11 at April 1, 2017, the total number of in-the-money awards exercisable as of April 1, 2017, was 791,248.

Pursuant to the terms of the Merger Agreement, without the prior written consent of Bass Pro Group, no option awards or stock unit awards may be granted under the 2013 Stock Plan beginning on or after October 3, 2016. Accordingly, during the three months ended April 1, 2017, there were no option awards or stock unit awards granted.

CABELA’S INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Tables are in Thousands Except Share and Per Share Amounts)
(Unaudited)

Employee Stock Purchase Plan – Pursuant to the terms of the Merger Agreement, no shares may be purchased under the Cabela’s Incorporated 2013 Employee Stock Purchase Plan with respect to offering periods beginning on or after October 3, 2016. At April 1, 2017, there were 1,738,226 shares of common stock authorized and available for issuance.

11.	STOCKHOLDERS’ EQUITY AND DIVIDEND RESTRICTIONS

Retained Earnings – The most significant restrictions on the payment of dividends by the Company to stockholders are contained within the covenants under its revolving credit and unsecured senior notes purchase agreements. Also, Nebraska banking laws govern the amount of dividends that WFB can pay to Cabela’s. On March 31, 2017, WFB paid a dividend of $50 million to Cabela’s. At April 1, 2017, the Company had unrestricted retained earnings of $215 million available for dividends. However, the Company has never declared or paid any cash dividends on its common stock.
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
Accumulated Other Comprehensive Loss – The components of accumulated other comprehensive loss, net of related taxes, are as follows for the periods ended:

	April 1, 2017	December 31, 2016	April 2, 2016

Accumulated net unrealized holding gains on economic development bonds	$9,693	$8,103	$10,661
Cumulative foreign currency translation adjustments	(51,524)	(54,025)	(46,331)
Total accumulated other comprehensive loss	$(41,831)	$(45,922)	$(35,670)
Treasury Stock – On September 1, 2015, we announced that our Board of Directors approved a share repurchase program authorizing the Company to repurchase up to $500 million of its common stock over a two-year period. This authorization was in addition to the standing annual authorization to repurchase shares to offset dilution resulting from equity-based awards issued under the Company’s equity compensation plans. This share repurchase program does not obligate us to repurchase any outstanding shares of our common stock, and the program may be limited or terminated at any time. We did not engage in any stock repurchase activity in the three months ended April 1, 2017, or April 2, 2016. As of April 1, 2017, up to $426 million of authorization to repurchase our common stock remained under this program.
Pursuant to the terms of the Merger Agreement, the Company generally may not repurchase shares of its common stock, except in connection with the exercise of outstanding stock options or the settlement of restricted stock unit awards. As a result, the Company does not anticipate repurchasing any further shares under this program.
The following table reconciles the Company’s treasury stock activity for the periods presented.

	Three Months Ended
	April 1, 2017	April 2, 2016

Balance, beginning of period	3,092,764	3,776,305
Treasury shares issued on exercise of stock options and share-based payment awards	(403,174)	(425,143)
Balance, end of period	2,689,590	3,351,162

CABELA’S INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Tables are in Thousands Except Share and Per Share Amounts)
(Unaudited)

12.     EARNINGS PER SHARE

The following table reconciles the weighted average number of shares utilized in the earnings per share calculations for the periods presented.

	Three Months Ended
	April 1, 2017	April 2, 2016

Common shares – basic	68,640,257	67,925,173
Effect of incremental dilutive securities:
Stock options and nonvested stock units	674,611	762,423
Common shares – diluted	69,314,868	68,687,596

Stock options outstanding considered anti-dilutive excluded from calculation	1,109,169	1,591,206
13.     SUPPLEMENTAL CASH FLOW INFORMATION

The following table sets forth non-cash financing and investing activities and other cash flow information for the three months ended:

	April 1, 2017	April 2, 2016
Non-cash financing and investing activities:
Accrued property and equipment additions (1)	$6,844	$6,446

Other cash flow information:
Interest paid (2)	$32,062	$30,414
Capitalized interest	(353)	(1,567)
Interest paid, net of capitalized interest	$31,709	$28,847
Income taxes paid, net of refunds	$2,347	$8,206

(1)	Accrued property and equipment additions are recognized in the condensed consolidated statements of cash flows in the period they are paid.

(2)	Includes interest paid by the Financial Services segment totaling $25 million and $19 million, respectively.

CABELA’S INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Tables are in Thousands Except Share and Per Share Amounts)
(Unaudited)

14.     SEGMENT REPORTING
The Company accounts for its operations as two reportable segments: Merchandising and Financial Services. The Merchandising segment sells products and services through the Company’s retail stores, our e-commerce websites (Cabelas.com and Cabelas.ca), and our catalogs. The United States merchandising and Canada merchandising operating segments have been aggregated into our reportable Merchandising segment. We are an omni-channel retailer with capabilities that allow a customer to use more than one channel when making a purchase, including retail stores, online, and mobile channels, and have it fulfilled, in most cases, either through in-store customer pickup or by direct shipment to the customer from one of our distribution centers, retail stores, or vendor drop-ship. Other non-merchandise revenue included in our Merchandising segment primarily includes the value of unredeemed points earned that are associated with the Company’s loyalty rewards programs for Cabela’s CLUB issued credit cards, net of the estimated costs of the points; real estate rental income; and real estate land sales.
The Financial Services segment issues co-branded credit cards which are available through all of our channels in the United States. Our Cabela’s CLUB cardholders also earn points from our loyalty rewards programs that can be redeemed through all of our customer shopping channels in the United States.
Primary operating costs by segment are summarized below.
Merchandising Segment:

•	Employee compensation and benefits, advertising and marketing costs, depreciation, and retail store related occupancy costs.

•	Costs relating to receiving, distribution, and storage of inventory; and merchandising, order processing, and quality assurance costs.

•	Corporate headquarters occupancy costs, other general and administrative costs, and costs relating to operations of various ancillary subsidiaries such as real estate.

•	Consulting fees and other expenses associated with the Company’s corporate restructuring initiatives and the pending merger.
Financial Services Segment:

•	Advertising and promotion, license fees, third party services for processing credit card transactions, employee compensation and benefits, and other general and administrative costs.

Segment assets are those directly used in each operating segment’s operations. Depreciation, amortization, and property and equipment expenditures are recognized as directly expensed and used in each respective segment. Major assets by segment are summarized below.
Merchandising Segment:

•	Land, buildings, fixtures, and leasehold improvements, including corporate headquarters and facilities.

•	Inventory, receivables, and prepaid expenses.

•
Technology infrastructure and related information technology systems, corporate cash and cash equivalents, Economic Development Bonds (EDBs), deferred income taxes, and other corporate long-lived assets.

Financial Services Segment:

•	Cash, credit card loans, restricted cash, receivables, property and equipment, and other assets.

CABELA’S INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Tables are in Thousands Except Share and Per Share Amounts)
(Unaudited)

Under an Intercompany Agreement, the Financial Services segment pays to the Merchandising segment a fixed license fee that includes 70 basis points on all originated charge volume of the Cabela’s CLUB Visa credit card portfolio. Among other items, the agreement also requires the Financial Services segment to reimburse the Merchandising segment for certain promotional costs, which are recorded as a reduction to Financial Services segment revenue and as a reduction to merchandise costs associated with the Merchandising segment. In addition, if the total risk-based capital ratio of WFB is greater than 13% at any quarter end, the Financial Services segment must pay an additional license fee to the Merchandising segment equal to 50% of the amount that the total risk-based capital ratio exceeds 13%. No additional license fee was paid in either the three months ended April 1, 2017, or April 2, 2016.

Financial information for our two segments is presented in the following table for the periods presented:

		Financial Services
Three Months Ended April 1, 2017:	Merchandising		Total

Merchandise sales	$678,021	$—	$678,021
Non-merchandise revenue:
Financial Services	—	145,236	145,236
Other	6,869	—	6,869
Total revenue before intersegment eliminations	684,890	145,236	830,126
Intersegment revenue eliminated in consolidation	—	4,763	4,763
Total revenue as reported	$684,890	$149,999	$834,889

Operating income (loss)	$(30,071)	$68,584	$38,513
Operating income (loss) as a percentage of revenue	(4.4)%	47.2%	4.6%
Depreciation and amortization	$36,841	$1,457	$38,298
Assets	3,024,457	5,525,492	8,549,949
Property and equipment additions including accrued amounts	25,913	43	25,956

Three Months Ended April 2, 2016:

Merchandise sales	$719,915	$—	$719,915
Non-merchandise revenue:
Financial Services	—	135,996	135,996
Other	3,924	—	3,924
Total revenue before intersegment eliminations	723,839	135,996	859,835
Intersegment revenue eliminated in consolidation	—	4,827	4,827
Total revenue as reported	$723,839	$140,823	$864,662

Operating income (loss)	$(16,395)	$60,751	$44,356
Operating income (loss) as a percentage of revenue	(2.3)%	44.7%	5.1%
Depreciation and amortization	$35,294	$416	$35,710
Assets	3,078,888	5,022,321	8,101,209
Property and equipment additions including accrued amounts	54,404	216	54,620

CABELA’S INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Tables are in Thousands Except Share and Per Share Amounts)
(Unaudited)

The components and amounts of total revenue for the Financial Services segment were as follows for the periods presented:

	Three Months Ended
	April 1, 2017	April 2, 2016

Interest and fee income	$164,644	$139,748
Interest expense	(26,320)	(19,873)
Provision for loan losses	(31,086)	(22,820)
Net interest income, net of provision for loan losses	107,238	97,055
Non-interest income:
Interchange income	94,366	94,996
Other non-interest income	757	670
Total non-interest income	95,123	95,666
Less: Customer rewards costs	(52,362)	(51,898)
Financial Services revenue	$149,999	$140,823
The following table sets forth the percentage of our merchandise revenue contributed by major product categories for our Merchandising segment for the periods presented:

	Three Months Ended
	April 1, 2017	April 2, 2016

Hunting Equipment	50.3%	49.6%
General Outdoors	31.0	31.5
Clothing and Footwear	18.7	18.9
Total	100.0%	100.0%

15.	FAIR VALUE MEASUREMENTS
Financial instrument assets and liabilities measured and reported at fair value are classified and disclosed in one of the following categories:

•	Level 1 – Quoted market prices in active markets for identical assets or liabilities.

•	Level 2 – Observable inputs other than quoted market prices.

•
Level 3 – Unobservable inputs corroborated by little, if any, market data. Level 3 is comprised of financial instruments whose fair value is estimated based on internally developed models or methodologies utilizing significant inputs that are primarily unobservable from objective sources.

At April 1, 2017, the financial instruments subject to fair value measurements carried on our condensed consolidated balance sheets consisted of economic development bonds (included in other assets) and were classified as Level 3 for valuation purposes. There were no transfers in or out of Levels 1, 2, or 3 for the three months ended April 1, 2017, and April 2, 2016.

CABELA’S INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Tables are in Thousands Except Share and Per Share Amounts)
(Unaudited)

There were no significant changes in the fair value of the economic development bonds which are measured on a recurring basis using significant unobservable inputs (Level 3) for the three months ended April 1, 2017, compared to the fiscal year ended December 31, 2016 or the three months ended April 2, 2016.
There were no other than temporary fair value adjustments of economic development bonds and no adjustments of deferred grant income related to economic development bonds in the three months ended April 1, 2017, or April 2, 2016. In the three months ended April 1, 2017, we recognized an impairment loss of $1 million on a parcel of unimproved land based on a sales contract. After the impairment loss was recognized, the carrying value of this particular property was $10 million. In the three months ended April 2, 2016, we recognized an impairment loss of $0.1 million on a parcel of unimproved land based on a sales contract. The value of the property adjusted for selling costs was $1.3 million and its carrying value was $1.4 million.
The table below presents the estimated fair values of the Company’s financial instruments that are not carried at fair value on our condensed consolidated balance sheets at the periods indicated. The fair values of all financial instruments listed below were estimated based on internally developed models or methodologies utilizing observable inputs (Level 2).

	April 1, 2017		December 31, 2016		April 2, 2016
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value

Financial Assets:
Credit card loans, net	$5,205,937	$5,205,937	$5,579,575	$5,579,575	$4,779,153	$4,779,153

Financial Liabilities:
Time deposits	1,226,176	1,224,714	1,168,857	1,171,001	865,556	879,451
Secured variable funding obligations of the Trust	725,000	725,000	420,000	420,000	330,000	330,000
Secured obligations of the Trust (1)	2,898,500	2,891,423	3,578,500	3,559,438	3,238,500	3,206,108
Long-term debt (1)	739,914	759,064	752,830	772,311	894,429	918,643

(1)	Balances do not include related debt issuance costs as a direct deduction from such balances.

CABELA’S INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Tables are in Thousands Except Share and Per Share Amounts)
(Unaudited)

16.    ACCOUNTING PRONOUNCEMENTS

The following accounting standards are grouped by their effective date applicable to the Company:
Effective the first quarter of fiscal year 2018:
In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09 “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09”), which has been further clarified and amended in 2015 and 2016. ASU 2014-09 is a comprehensive new revenue recognition model requiring a company to recognize revenue to depict the transfer of goods or services to a customer at an amount reflecting the consideration it expects to receive in exchange for those goods or services. The guidance also requires disclosures regarding the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. In adopting ASU 2014-09, companies may use either a full retrospective or a modified retrospective approach. Early adoption is permitted. We are evaluating the provisions of this statement for potential impacts to our business as well as any changes to accounting policies, processes or systems necessary to adopt the requirements of the new standard. Specifically, we are assessing the potential impact that the standard may have on key areas including, but not limited to, accounting for credit card points in the Merchandising segment, gift instrument breakage revenue, and the timing of revenue recognition when merchandise is shipped to the customer. We are in the process of reviewing and assessing how adoption of the new standard will affect the consolidated financial statements and disclosures upon adoption, as well as the adoption method. We do not intend to early adopt, and have not determined what impact such adoption will have on the Company’s consolidated financial position or results of operations.

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

This report contains “forward-looking statements” that are based on our beliefs, assumptions, and expectations of future events, taking into account the information currently available to us. All statements other than statements of current or historical fact contained in this report are forward-looking statements within the meaning of the Private Securities Litigation Reform Act. The words “believe,” “may,” “should,” “anticipate,” “estimate,” “expect,” “intend,” “objective,” “seek,” “plan,” “confident,” and similar statements are intended to identify forward-looking statements. Forward-looking statements involve risks and uncertainties that may cause our actual results, performance, or financial condition to differ materially from the expectations of future results, performance, or financial condition we express or imply in any forward-looking statements. These risks and uncertainties include, but are not limited to:

•
the satisfaction of the conditions precedent to the consummation of the proposed merger by and among Bass Pro Group, LLC, Prairie Merger Sub, Inc., a wholly owned subsidiary of Bass Pro Group, LLC, and the Company, including, without limitation, the receipt of stockholder and regulatory approvals, including as a result of the inability of Synovus Bank, a Georgia state member bank, to timely obtain regulatory approvals for its consummation of its purchase of the assets of World’s Foremost Bank;

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

•
other risks, relevant factors, and uncertainties identified in our filings with the Securities and Exchange Commission (“SEC”) (including the information set forth in the “Risk Factors” section of our Annual Report on Form 10-K for the fiscal year ended December 31, 2016, and in Part II, Item 1A, of this report), which filings are available at the SEC’s website at www.sec.gov.

Given the risks and uncertainties surrounding forward-looking statements, you should not place undue reliance on these statements. Our forward-looking statements speak only as of the date of this report. Other than as required by law, we undertake no obligation to update or revise forward-looking statements, whether as a result of new information, future events, or otherwise.

The following discussion and analysis of financial condition, results of operations, liquidity, and capital resources should be read in conjunction with our audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016, as filed with the SEC, and our unaudited interim condensed consolidated financial statements and the notes thereto appearing elsewhere in this report. Cabela’s Incorporated and its wholly-owned subsidiaries are referred to herein as “Cabela’s,” “Company,” “we,” “our,” or “us.”

Critical Accounting Policies and Use of Estimates

Our critical accounting policies and use of estimates utilized in the preparation of the condensed consolidated financial statements as of April 1, 2017, remain unchanged from December 31, 2016.

Merger Agreement

On October 3, 2016, the Company entered into an Agreement and Plan of Merger (the “Original Merger Agreement”), by and among Bass Pro Group, LLC, a Delaware limited liability company (“Bass Pro Group”), Prairie Merger Sub, Inc., a Delaware corporation and a wholly owned subsidiary of Bass Pro Group (“Sub”), and the Company. On April 17, 2017, the Company entered into an Amendment to the Agreement and Plan of Merger, dated as of April 17, 2017 (the “Merger Agreement Amendment”), by and among the Company, Parent and Sub (the Original Merger Agreement, as amended by the Merger Agreement Amendment, the “Merger Agreement”). The Merger Agreement provides for the merger of Sub with and into the Company, on the terms and subject to the conditions set forth in the Merger Agreement (the “Merger”), with the Company continuing as the surviving corporation in the Merger. As a result of the Merger, the Company would become a wholly owned subsidiary of Bass Pro Group.

Additionally, on April 17, 2017, and in connection with the Merger Agreement Amendment, the Company entered into (i) a Framework Agreement, dated as of April 17, 2017 (the “Bank Framework Agreement”), by and among the Company, WFB, Synovus Bank, a Georgia state member bank (“Synovus”), Capital One Bank (USA), National Association, a national banking association (“Capital One”) and an affiliate of Capital One, National Association, a national banking association (“CONA”), and, solely for the purposes set forth therein, CONA, (ii) an Asset and Deposit Purchase Agreement, dated as of April 17, 2017 (the “Synovus Bank Asset Purchase Agreement”), by and among the Company, WFB and Synovus and (iii) an Asset Purchase Agreement, dated as of April 17, 2017 (the “Capital One Bank Asset Purchase Agreement” and, together with the Synovus Bank Asset Purchase Agreement, the “Bank Asset Purchase Agreements” and, together with the Synovus Bank Asset Purchase Agreement and the Bank Framework Agreement, the “Related Bank Transactions”), by and among the Company, WFB and Capital One, which amend and restate the Sale and Purchase Agreement, dated as of October 3, 2016, by and among the Company, WFB and CONA, and continue to provide for the sale of substantially all of the business of WFB in connection with the closing of the Merger.

Pursuant to the Related Bank Transactions and an Asset Purchase Agreement entered into between Synovus and Capital One on the same date, by way of three transactions, (1) Synovus has agreed to acquire assets and assume liabilities of WFB, which collectively constitute substantially all of the business of WFB, (2) Capital One has agreed to acquire certain other assets and assume certain other liabilities of WFB and (3) immediately following the transaction referred to in the foregoing clause (1), Synovus has agreed to sell and assign to Capital One, and Capital One has agreed to acquire and assume, certain of such assets and liabilities acquired and assumed by Synovus from WFB, such that Synovus retains all deposits of WFB and certain other assets and liabilities relating to deposits of WFB and Capital One acquires the assets and liabilities relating to the Cabela’s CLUB co-branded credit card accounts and equity interests in certain securitization funding vehicles.

For additional information related to the Merger Agreement, the Bank Framework Agreement, and related transactions, refer to Item 1A, “Risk Factors” – “Risk Factors Related to the Proposed Merger with Bass Pro Group, LLC and the Related Bank Transactions,” our Current Reports on Form 8-K filed with the SEC on October 7, 2016, November 29, 2016, December 30, 2016, and April 18, 2017, and subsequent filings, and Note 2 “Merger Agreement” of the Notes to Condensed Consolidated Financial Statements.

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
Results on the following strategic focus areas of the Company – (i) improve top-line sales, (ii) increase bottom-line profits, (iii) retail store expansion, and (iv) grow the CLUB, are discussed below and in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” – “Three Months Ended April 1, 2017, Compared to April 2, 2016.”
We operate 86 stores, including the Gainesville, Virginia; store that we opened on March 9, 2017. We now have 75 stores located in the United States and 11 in Canada. Our total retail square footage is now 8.6 million square feet, which represents a 1% increase compared to our 8.5 million of retail square feet at the end of 2016. For the remainder of 2017, we plan to open three additional new stores in the following locations: Chesterfield Township, Michigan; El Paso, Texas; and Albuquerque, New Mexico. We are currently evaluating store locations and new stores to open beyond 2017, and we have announced plans to open new stores in Halifax, Nova Scotia, Canada and McDonough, Georgia.
Comparisons and analysis of selected financial data are presented below for the following periods:

	Three Months Ended
	April 1, 2017	April 2, 2016	Increase (Decrease)	% Change

	(Dollars in Thousands Except Earnings Per Diluted Share)
Revenue:
Merchandise sales	$678,021	$719,915	$(41,894)	(5.8)%
Financial Services	149,999	140,823	9,176	6.5
Other revenue	6,869	3,924	2,945	75.1
Total revenue	$834,889	$864,662	$(29,773)	(3.4)

Operating income	$38,513	$44,356	$(5,843)	(13.2)

Net income	$19,063	$22,889	$(3,826)	(16.7)

Earnings per diluted share	$0.28	$0.33	$(0.05)	(15.2)

Revenues in the three months ended April 1, 2017, totaled $835 million, a decrease of $30 million, or 3.4%, compared to the three months ended April 2, 2016. Merchandise sales decreased $42 million comparing the respective periods with the most significant factors contributing to the decrease as follows:

•
Comparable store sales on a consolidated basis for the three months ended April 1, 2017, decreased $48 million, or 8.9%, compared to the three months ended April 2, 2016. The decrease in comparable store sales comparing the respective periods was driven by a decrease in the number of transactions of 10.1%, partially offset by an increase in the average sales per transaction of 1.2%.

Comparable store sales results for our stores in the United States, which exclude Canada results and the impact of foreign currency exchange rate fluctuations, decreased $46 million or 9.1%, compared to the three months ended April 2, 2016, primarily due to a decrease in the hunting equipment product category.

•	An increase of $33 million due to the addition of new retail stores.

•	A decrease of $20 million, or 12.6%, in Internet and catalog sales, which was due to decreases in all major product categories.

•
A net decrease of $7 million primarily attributable to adjustments in the allowance for Retail store sales returns that were estimated at the time merchandise sales were recognized based upon the Company’s evaluation of anticipated merchandise sales returns.

Financial Services revenue increased $9 million, or 6.5%, in the three months ended April 1, 2017, compared to the three months ended April 2, 2016. The increase in interest and fee income of $25 million was primarily due to increases in credit card loans and increases in late fees. The increase in the provision for loan losses of $8 million was due to increases in loan delinquencies and, to a lesser extent, growth in the average outstanding balance of credit card loans. The increase in interest expense of $6 million was due to increases in debt as a result of financing the growth of receivables and liquidity needs.
Merchandise gross profit decreased $19 million, or 8.2%, in the three months ended April 1, 2017, compared to the three months ended April 2, 2016, primarily due to a decrease in merchandise sales.
Merchandise gross profit as a percentage of merchandise sales decreased 80 basis points to 31.4% in the three months ended April 1, 2017, compared to the three months ended April 2, 2016. This decrease was primarily attributable to the impacts of increased sales discounts and promotional activity, which had an impact of approximately 70 basis points, as well as merchandise mix, which had an impact of approximately 10 basis points.

The following discussions related to selling, distribution, and administrative (“SD&A”) expenses; impairment and restructuring charges; operating income; operating income of the Merchandising segment; and operating income of the Financial Services segment are presented in accordance with generally accepted accounting principles (“GAAP”) and as non-GAAP adjusted financial measures. In light of the nature and magnitude, we believe these items should be presented separately to enhance a reader’s overall understanding of the Company’s ongoing operations. These non-GAAP adjusted financial measures should be considered in conjunction with the GAAP financial measures.

Accordingly, to supplement the following discussions related to SD&A expenses; SD&A expenses as a percentage of total revenue; impairment and restructuring charges; operating income; operating income as a percentage of total revenue; operating income of the Merchandising segment; operating income of the Merchandising segment as a percentage of total Merchandising segment revenue; operating income of the Financial Services segment; and operating income of the Financial Services segment as a percentage of total Financial Services segment revenue presented in accordance with GAAP, we are providing non-GAAP adjusted financial measures of operating results that exclude certain items, which are presented below both as GAAP reported and non-GAAP financial measures excluding:

•
consulting fees and certain other expenses primarily related to our corporate restructuring initiatives and the pending merger totaling $8 million for the three months ended April 1, 2017, and $4 million for the three months ended April 2, 2016;

•	a charge recognized on a settlement totaling $4 million relating to a lawsuit in California state court (a “lawsuit settlement”) for the three months ended April 2, 2016;

•	charges related to the early extinguishment of certain certificates of deposit totaling $1 million for the three months ended April 1, 2017; and

•	impairment and restructuring charges totaling $2 million for the three months ended April 1, 2017, and $3 million for the three months ended April 2, 2016;

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

The following table reconciles these financial measures to the related GAAP adjusted financial measures for the periods presented.

	Reconciliation of GAAP Reported to Non-GAAP Adjusted Financial Measures (1)
	Three Months Ended
	April 1, 2017			April 2, 2016
	GAAP Basis as Reported	Non-GAAP Adjustments	Non-GAAP Amounts	GAAP Basis as Reported	Non-GAAP Adjustments	Non-GAAP Amounts

	(Dollars in Thousands)
SD&A expenses (2) (3)	$327,857	$(9,228)	$318,629	$329,189	$(7,503)	$321,686
SD&A expenses as a percentage of total revenue	39.3%	(1.1)%	38.2%	38.1%	(0.9)%	37.2%
Impairment and restructuring charges (4)	$2,407	$(2,407)	$—	$2,972	$(2,972)	$—
Operating income (2) (3) (4)	$38,513	$11,635	$50,148	$44,356	$10,475	$54,831
Operating income as a percentage of total revenue	4.6%	1.4%	6.0%	5.1%	1.2%	6.3%
Merchandising segment:
Operating loss (2) (4)	$(30,071)	$10,292	$(19,779)	$(16,395)	$10,475	$(5,920)
Operating loss as a percentage of total segment revenue	(4.4)%	1.5%	(2.9)%	(2.3)%	1.5%	(0.8)%
Financial Services segment:
Operating income (3)	$68,584	$1,343	$69,927	$60,751	$—	$60,751
Operating income as a percentage of total segment revenue	47.2%	0.9%	48.1%	44.7%	—%	44.7%

(1)
The presentation includes non-GAAP financial measures. These non-GAAP financial measures are not prepared under any comprehensive set of accounting rules or principles, and do not reflect all of the amounts associated with the Company's results of operations as determined in accordance with GAAP.

(2)	Consists of the following for the respective periods:

	Three Months Ended
	April 1, 2017	April 2, 2016

Consulting fees and certain other expenses primarily related to the Company’s corporate restructuring initiative and the pending merger	$7,885	$3,653
Charge related to a lawsuit settlement	—	3,850
	$7,885	$7,503

(3)
For the three months ended April 1, 2017, reflects $1 million of charges related to the early extinguishment of certain certificates of deposit. These charges reflect the portion of the payments related to the remaining interest due through the stated maturity date as well as the remaining unamortized broker fees related to the redeemed certificates of deposit.

(4)	Consists of the following for the respective periods:

	Three Months Ended
	April 1, 2017	April 2, 2016

Charges for employee severance agreements and termination benefits related to the Company’s corporate restructuring and reduction in the number of personnel	$1,503	$2,831
Impairment losses on other property	904	141
	$2,407	$2,972

SD&A expenses decreased $1 million in the three months ended April 1, 2017, compared to the three months ended April 2, 2016, primarily due to decreases in employee compensation, benefits, and travel expenses, partially offset by increases in contract labor, equipment costs and depreciation. Although operating expenses decreased $1 million comparing the respective periods, operating expenses as a percentage of total revenue increased 120 basis points primarily due to a decrease in merchandise sales. On a non-GAAP basis, excluding the impact of certain expenses, as reflected in the table above entitled “Reconciliation of GAAP Reported to Non-GAAP Adjusted Financial Measures,” SD&A expenses decreased $3 million comparing the respective periods, and as a percentage of total revenue, increased 100 basis points in the three months ended April 1, 2017, compared to the three months ended April 2, 2016.

In the second half of 2015, we launched a major multi-year corporate restructuring project that continued throughout 2016 and into 2017 aimed at lowering the Company’s operating expense base to increase our return on invested capital. We have identified numerous meaningful savings opportunities across the Company, including information technology process improvement, indirect procurement, retail labor optimization, merchandise sourcing, retail support functions, and supply chain enhancements, some of which we have already implemented. As we focus on expense management controls consistent with our multi-year corporate restructuring project, we plan to continue our omni-channel initiatives, our Cabela’s branded product investments, and our retail expansion. We will continue to manage our operating costs accordingly through fiscal year 2017 and beyond.

Operating income decreased $6 million in the three months ended April 1, 2017, compared to the three months ended April 2, 2016. Operating income as a percentage of total revenue decreased 50 basis points in the three months ended April 1, 2017, compared to the three months ended April 2, 2016. The decreases in operating income were primarily attributable to decreases in our merchandise gross profit, partially offset by increases in revenue from our Financial Services segment and a decrease in impairment and restructuring charges. On a non-GAAP basis, excluding the impact of certain expenses and charges, as reflected in the table above entitled “Reconciliation of GAAP Reported to Non-GAAP Adjusted Financial Measures,” operating income decreased $5 million, and operating income as a percentage of total revenue decreased 30 basis points, comparing the three months ended April 1, 2017, to the three months ended April 2, 2016.

The following summarizes the operating results of our business segments. For a more detailed discussion, see “Results of Operations - Three Months Ended April 1, 2017, Compared to April 2, 2016.”

Our Merchandising segment business is seasonal in nature and interim results may not be indicative of results for the full year. Due to buying patterns around the holidays and the opening of hunting seasons, our merchandise revenue is traditionally higher in the third and fourth quarters than in the first and second quarters, and we typically earn a disproportionate share of our operating income in the fourth quarter. Because of our retail store expansion, and fixed costs associated with retail stores, our quarterly operating income may be further impacted by these seasonal fluctuations. Comparing Merchandising segment results in the three months ended April 1, 2017, to the three months ended April 2, 2016:

•	total sales decreased $39 million, or 5.4%;

•	operating loss increased $14 million; and

•	operating loss as a percentage of Merchandising segment revenue increased 210 basis points.
On a non-GAAP basis, excluding the impact of certain expenses and charges as reflected in the table above entitled “Reconciliation of GAAP Reported to Non-GAAP Adjusted Financial Measures,” the Merchandising segment operating loss increased $14 million, to $20 million, comparing the three months ended April 1, 2017, to the three months ended April 2, 2016. On a non-GAAP basis, operating loss as a percentage of Merchandising segment revenue increased 210 basis points, to 2.9%, comparing the respective three month periods.
Cabela’s CLUB continues to manage its credit card delinquencies and charge-offs through active account management. Comparing Cabela’s CLUB results in the three months ended April 1, 2017, to the three months ended April 2, 2016:

•	the average number of active accounts increased 2.4%, to 2.1 million, and the average balance per active account increased $200;

•	the average balance of our credit card loans increased 11.0%, to $5.4 billion;

•	net purchases on credit card accounts increased 1.1%, to $4.9 billion; and

•	net charge-offs as a percentage of average credit card loans increased 93 basis points, to 3.18%.

During the three months ended April 1, 2017, the Financial Services segment issued $95 million in certificates of deposit.

Operations Review
Our operating results expressed as a percentage of revenue were as follows for the three months ended April 1, 2017, and April 2, 2016, each of which consisted of 13 weeks.

	Three Months Ended
	April 1, 2017	April 2, 2016

Revenue	100.00%	100.00%
Cost of revenue (exclusive of depreciation and amortization)	55.83	56.46
Gross profit (exclusive of depreciation and amortization)	44.17	43.54
Selling, distribution, and administrative expenses	39.27	38.07
Impairment and restructuring charges	0.29	0.34
Operating income	4.61	5.13
Other income (expense):
Interest expense, net	(0.92)	(1.06)
Other income, net	0.07	0.10
Total other income (expense), net	(0.85)	(0.96)
Income before provision for income taxes	3.76	4.17
Provision for income taxes	1.48	1.52
Net income	2.28%	2.65%

Results of Operations - Three Months Ended April 1, 2017, Compared to April 2, 2016

Revenues

Comparisons and analysis of our revenues are presented below for the three months ended:

	April 1, 2017		April 2, 2016		Increase (Decrease)	% Change
		%		%
	(Dollars in Thousands)

Merchandise	$678,021	81.2%	$719,915	83.3%	$(41,894)	(5.8)%
Financial Services	149,999	18.0	140,823	16.3	9,176	6.5
Other	6,869	0.8	3,924	0.4	2,945	75.1
Total	$834,889	100.0%	$864,662	100.0%	$(29,773)	(3.4)%
Merchandise Sales – Comparisons and analysis of our merchandise sales are presented below for the three months ended:

	April 1, 2017		April 2, 2016		Increase (Decrease)	% Change
		%		%
	(Dollars in Thousands)

Retail store sales	$541,952	79.9%	$564,205	78.4%	$(22,253)	(3.9)%
Internet and catalog sales	136,069	20.1	155,710	21.6	(19,641)	(12.6)
Total merchandise sales	$678,021	100.0%	$719,915	100.0%	$(41,894)	(5.8)%
Product Sales Mix – The following table sets forth the percentage of our merchandise sales contributed by major product categories for our Merchandising segment for the three months ended:

	April 1, 2017	April 2, 2016

Hunting Equipment	50.3%	49.6%
General Outdoors	31.0	31.5
Clothing and Footwear	18.7	18.9
Total	100.0%	100.0%
Merchandise sales decreased $42 million, or 5.8%, in the three months ended April 1, 2017, compared to the three months ended April 2, 2016, primarily due to decreases of $48 million in comparable store sales and $20 million in Internet and catalog sales, partially offset by an increase of $33 million in revenue from the addition of new retail stores.
Comparable store sales and analysis are presented below for the three months ended:

	April 1, 2017	April 2, 2016	Increase (Decrease)	% Change
	(Dollars in Thousands)

Comparable stores sales on a consolidated basis	$488,159	$535,745	$(47,586)	(8.9)%
Comparable stores sales - United States stores only	461,049	507,315	(46,266)	(9.1)
Comparable stores sales on a constant currency basis (1)				(9.0)

(1) Reflects the elimination of fluctuations in foreign currency exchange rates.

The net decrease in comparable store sales of $48 million for the three months ended April 1, 2017, compared to the three months ended April 2, 2016, was due to decreases of approximately $29 million in the hunting equipment product category, $11 million in the general outdoors product category, and $8 million in the clothing and footwear product category. The decrease in comparable store sales on a consolidated basis comparing the respective periods was driven by a decrease in the number of transactions of 10.1%, partially offset by an increase in the average sales per transaction of 1.2%.
For fiscal year 2017, we are continuing to monitor and take steps that are needed to respond to a number of consumer-related factors that may impact our planned growth in comparable store sales on an annual basis. These steps include the timing of discounts offered and promotional events to meet consumer preferences or actions taken by our competitors, including demand for firearms and ammunition, which can be very volatile based on current events as well as potential future government regulation. We also are working closely with our vendors and actively managing our inventory levels to ensure that we have the adequate quantity and assortment of necessary products available to meet any such consumer-related factors. In addition, we are focused on outfitter knowledge and training to provide the winning combination of quality, value, and service to our customers.
Internet and catalog sales decreased $20 million, or 12.6%, to $136 million, in the three months ended April 1, 2017, compared to the three months ended April 2, 2016. The net decrease was primarily due to decreases of approximately $8 million in the clothing and footwear product category, $8 million in the general outdoors product category, and $4 million in the hunting equipment product category.
Financial Services Revenue – The following table sets forth the components of Financial Services revenue for the three months ended:

	April 1, 2017	April 2, 2016	Increase (Decrease)	% Change
	(Dollars in Thousands)

Interest and fee income	$164,644	$139,748	$24,896	17.8%
Interest expense	(26,320)	(19,873)	6,447	32.4
Provision for loan losses	(31,086)	(22,820)	8,266	36.2
Net interest income, net of provision for loan losses	107,238	97,055	10,183	10.5
Non-interest income:
Interchange income	94,366	94,996	(630)	(0.7)
Other non-interest income	757	670	87	13.0
Total non-interest income	95,123	95,666	(543)	(0.6)
Less: Customer rewards costs	(52,362)	(51,898)	464	0.9
Financial Services revenue	$149,999	$140,823	$9,176	6.5%
Financial Services revenue increased $9 million, or 6.5%, for the three months ended April 1, 2017, compared to the three months ended April 2, 2016. The increase in interest and fee income of $25 million was primarily due to increases in credit card loans and increases in late fees. The increase in the provision for loan losses of $8 million was due to increases in loan delinquencies and, to a lesser extent, growth in the average outstanding balance of credit card loans. The increase in interest expense of $6 million was due to increases in debt as a result of financing the growth of receivables and liquidity needs.

The following table sets forth the components of Financial Services revenue as a percentage of average total credit card loans, including any accrued interest and fees, for the three months ended:

	April 1, 2017	April 2, 2016

Interest and fee income	12.1%	11.5%
Interest expense	(1.9)	(1.6)
Provision for loan losses	(2.3)	(1.9)
Interchange income	7.0	7.8
Other non-interest income	0.1	0.1
Customer rewards costs	(3.9)	(4.3)
Financial Services revenue	11.1%	11.6%
Key statistics reflecting the performance of Cabela’s CLUB are shown in the following chart for the three months ended:

	April 1, 2017	April 2, 2016	Increase (Decrease)	% Change
	(Dollars in Thousands Except Average Balance per Active Account )

Average balance of credit card loans (1)	$5,401,639	$4,867,758	$533,881	11.0%
Average number of active credit card accounts	2,074,771	2,026,054	48,717	2.4
Average balance per active credit card account (1)	$2,603	$2,403	$200	8.3
Purchases on credit card accounts, net	4,879,196	4,826,619	52,577	1.1
Net charge-offs on credit card loans (1)	42,952	27,373	15,579	56.9
Net charge-offs as a percentage of average credit card loans (1)	3.18%	2.25%	0.93%

(1) Includes accrued interest and fees
The average balance of credit card loans increased to $5.4 billion, or 11.0%, for the three months ended April 1, 2017, compared to the three months ended April 2, 2016, due to increases in the number of active accounts and the average balance per account. We define an active credit card account as any account with an outstanding debit or credit balance at the end of any respective month. The average number of active accounts increased to 2.1 million, or 2.4%, in the three months ended April 1, 2017, compared to the three months ended April 2, 2016, due to our successful marketing efforts in new account acquisitions. Net charge-offs as a percentage of average credit card loans increased to 3.18% in the three months ended April 1, 2017, up 93 basis points compared to the three months ended April 2, 2016, primarily due to increases in loan delinquencies and, to a lesser extent, an increase in the average balance of credit card loans.
See “Asset Quality of Cabela’s CLUB” in this report for additional information on trends in delinquencies and non-accrual loans and analysis of our allowance for loan losses.

Other Revenue

Other revenue was $7 million in the three months ended April 1, 2017, compared to $4 million in the three months ended April 2, 2016, with the increase primarily due to increases in real estate sales revenues.

Merchandise Gross Profit
Comparisons and analysis of our merchandise gross profit on merchandise sales are presented below for the three months ended:

	April 1, 2017	April 2, 2016	Increase (Decrease)	% Change
	(Dollars in Thousands)

Merchandise sales	$678,021	$719,915	$(41,894)	(5.8)%
Merchandise gross profit	212,939	231,923	(18,984)	(8.2)
Merchandise gross profit as a percentage of merchandise sales	31.4%	32.2%	(0.8)%
Merchandise gross profit decreased $19 million, or 8.2%, to $213 million in the three months ended April 1, 2017, compared to the three months ended April 2, 2016, primarily due to a decrease in merchandise sales. Our merchandise gross margin as a percentage of merchandise sales decreased 80 basis points to 31.4% in the three months ended April 1, 2017, compared to the three months ended April 2, 2016. This decrease was primarily attributable to the impacts of increased sales discounts and promotional activity, which had an impact of approximately 70 basis points, as well as merchandise mix, which had an impact of approximately 10 basis points.
Selling, Distribution, and Administrative Expenses

Comparisons and analysis of our SD&A expenses are presented below for the three months ended:

	April 1, 2017	April 2, 2016	Increase (Decrease)	% Change
	(Dollars in Thousands)

SD&A expenses	$327,857	$329,189	$(1,332)	(0.4)%
SD&A expenses as a percentage of total revenue	39.3%	38.1%	1.2%
Retail store pre-opening costs	$323	$3,850	$(3,527)	(91.6)
Non-GAAP amounts:
SD&A expenses on a non-GAAP basis	$318,629	$321,686	$(3,057)	(1.0)%
SD&A expenses as a percentage of total revenue on a non-GAAP basis	38.2%	37.2%	1.0%
SD&A expenses decreased $1 million, or 0.4%, in the three months ended April 1, 2017, compared to the three months ended April 2, 2016, but increased 120 basis points comparing the respective periods to 39.3% as a percentage of total revenue. SD&A expenses decreased primarily due to decreases in employee compensation, benefits, and travel expenses, partially offset by increases in contract labor, equipment costs and depreciation.
On a non-GAAP basis, excluding the impact of certain costs, as reflected in the table in the Executive Overview section of this report entitled “Reconciliation of GAAP Reported to Non-GAAP Adjusted Financial Measures,” SD&A expenses decreased $3 million comparing the respective periods, and as a percentage of total revenue, increased 100 basis points in the three months ended April 1, 2017, compared to the three months ended April 2, 2016.

The most significant changes in SD&A expenses in the three months ended April 1, 2017, compared to the three months ended April 2, 2016, related to specific business segments, included:
Merchandising Segment:

•	A decrease of $9 million in employee compensation, benefits, and travel expenses primarily due to our corporate restructuring project aimed at lowering the Company’s operating expenses.

•	A decrease of $3 million in advertising and promotional costs.

•	An increase of $3 million in contract labor.

•
An increase of $3 million in equipment costs and depreciation primarily due to additional costs from increases in the number of new stores and the operations and maintenance of our existing retail stores and corporate offices.

Financial Services Segment:

•	An increase of $2 million in contract labor primarily due to increases in third party call center and collection agency expenses.

•	An increase of $1 million associated with the early extinguishment of certain certificates of deposit.

Impairment and Restructuring Charges
In the three months ended April 1, 2017, and April 2, 2016, we recognized impairment losses and incurred restructuring charges totaling $2 million and $3 million, respectively. Both the impairment losses and restructuring charges were recognized in the Merchandising segment. For more information see Note 7 “Impairment and Restructuring Charges” of the Notes to Condensed Consolidated Financial Statements.
Operating Income

Comparisons and analysis of operating income are presented below for the three months ended:

	April 1, 2017	April 2, 2016	Increase (Decrease)	% Change
	(Dollars in Thousands)

Operating income	$38,513	$44,356	$(5,843)	(13.2)%
Operating income as a percentage of total revenue	4.6%	5.1%	(0.5)%

Operating income (loss) by business segment:
Merchandising	$(30,071)	$(16,395)	$13,676	83.4
Financial Services	68,584	60,751	7,833	12.9

Operating income (loss) as a percentage of segment revenue:
Merchandising	(4.4)%	(2.3)%	2.1%
Financial Services	47.2	44.7	2.5

Non-GAAP amounts:
Operating income on a non-GAAP basis	$50,148	$54,831	$(4,683)	(8.5)
Operating income as a percentage of total revenue on a non-GAAP basis	6.0%	6.3%	(0.3)%

Operating income (loss) by business segment on a non-GAAP basis:
Merchandising	$(19,779)	$(5,920)	$13,859	234.1
Financial Services	69,927	60,751	9,176	15.1

Operating income (loss) as a percentage of segment revenue on a non-GAAP basis:
Merchandising	(2.9)%	(0.8)%	2.1%
Financial Services	48.1	44.7	3.4

Total operating income decreased $6 million, or 13.2%, in the three months ended April 1, 2017, compared to the three months ended April 2, 2016, and total operating income as a percentage of total revenue decreased 50 basis points. The net decrease in operating income was primarily attributable to decreases in our merchandise gross profit, partially offset by increases in revenue from our Financial Services segment. On a non-GAAP basis, excluding the impact of certain costs and charges, as reflected in the table in the Executive Overview section of this report entitled “Reconciliation of GAAP Reported to Non-GAAP Adjusted Financial Measures,” operating income decreased $5 million, and total operating income as a percentage of total revenue decreased 30 basis points, comparing the three months ended April 1, 2017, to the three months ended April 2, 2016.
The Merchandising segment operating loss increased $14 million, to $30 million, comparing the three months ended April 1, 2017, to the three months ended April 2, 2016, and operating loss as a percentage of Merchandising segment revenue increased 210 basis points, to 4.4%. The net increase in the Merchandising segment operating loss was primarily due to a decrease in our merchandise gross profit. On a non-GAAP basis, excluding the impact of certain expenses and charges as reflected in the table in the Executive Overview section of this report entitled “Reconciliation of GAAP Reported to Non-GAAP Adjusted Financial Measures,” the Merchandising segment operating loss increased $14 million, to $20 million, comparing the three months ended April 1, 2017, to the three months ended April 2, 2016. On a non-GAAP basis, operating loss as a percentage of Merchandising segment revenue increased 210 basis points, to 2.9%, comparing the respective three month periods.
The Financial Services segment operating income increased $8 million, to $69 million, comparing the three months ended April 1, 2017, to the three months ended April 2, 2016, and operating income as a percentage of Financial Services segment revenue increased 250 basis points, to 47.2%. The net increase in the Financial Services operating income was primarily due to an increase in interest and fee income. On a non-GAAP basis, excluding the impact of certain expenses and charges as reflected in the table in the Executive Overview section of this report entitled “Reconciliation of GAAP Reported to Non-GAAP Adjusted Financial Measures,” the Financial Services segment operating income increased $9 million, to $70 million, comparing the three months ended April 1, 2017, to the three months ended April 2, 2016. On a non-GAAP basis, operating income as a percentage of Financial Services segment revenue increased 340 basis points, to 48.1%, comparing the respective three month periods.
Under an Intercompany Agreement, described more fully in Note 14 “Segment Reporting” of the Notes to Condensed Consolidated Financial Statements, the Financial Services segment pays a license fee to the Merchandising segment and, among other items, reimburses the Merchandising segment for certain promotional costs. Total fees paid under this Intercompany Agreement by the Financial Services segment to the Merchandising segment decreased $1 million in the three months ended April 1, 2017, compared to the three months ended April 2, 2016.

Interest (Expense) Income, Net

Interest expense, net of interest income, was $8 million in the three months ended April 1, 2017, compared to $9 million in the three months ended April 2, 2016. The decrease in interest expense was primarily due to a repayment of our $215 million unsecured debt in February 2016.

Other Non-Operating Income, Net
Other non-operating income was $1 million in both the three months ended April 1, 2017, and the three months ended April 2, 2016.

Provision for Income Taxes
Our effective tax rate was 39.3% for the three months ended April 1, 2017, compared to 36.5% for the three months ended April 2, 2016. Our effective tax rate increased comparing the respective periods primarily due to increases in nondeductible expenses, tax adjustments attributable to changes in the mix of taxable income between the United States and foreign tax jurisdictions, and state income taxes.

Asset Quality of Cabela’s CLUB

Delinquencies and Non-Accrual

The following table reports delinquencies, including any delinquent non-accrual and restructured credit card loans, as a percentage of our credit card loans, including any accrued interest and fees, in a manner consistent with our monthly external reporting at the periods ended:

	April 1, 2017	December 31, 2016	April 2, 2016
Number of days delinquent:
Greater than 30 days	1.09%	1.05%	0.83%
Greater than 60 days	0.70	0.66	0.51
Greater than 90 days	0.38	0.36	0.27
The table below shows delinquent, non-accrual, and restructured loans as a percentage of our credit card loans, including any accrued interest and fees, at the periods ended:

	April 1, 2017	December 31, 2016	April 2, 2016
Number of days delinquent and still accruing (excludes non-accrual and restructured loans which are presented below):
Greater than 30 days	1.01%	0.97%	0.73%
Greater than 60 days	0.65	0.62	0.45
Greater than 90 days	0.36	0.33	0.23

Non-accrual	0.12	0.11	0.15
Restructured	0.56	0.54	0.63

Allowance for Loan Losses and Charge-offs
The following table shows the activity in our allowance for loan losses and charge-offs for the periods presented:

	Three Months Ended
	April 1, 2017	April 2, 2016
	(Dollars in Thousands)

Balance, beginning of period	$118,343	$75,911
Provision for loan losses	31,086	22,820

Charge-offs	(45,074)	(29,678)
Recoveries	7,740	5,700
Net charge-offs	(37,334)	(23,978)
Balance, end of period	$112,095	$74,753

Net charge-offs on credit card loans	$(37,334)	$(23,978)
Charge-offs of accrued interest and fees (recorded as a reduction in interest and fee income)	(5,618)	(3,395)
Total net charge-offs including accrued interest and fees	$(42,952)	$(27,373)

Net charge-offs, including accrued interest and fees, as a percentage of average credit card loans, including accrued interest and fees	3.18%	2.25%
For the three months ended April 1, 2017, net charge-offs as a percentage of average credit card loans increased to 3.18%, up 93 basis points compared to 2.25% for the three months ended April 2, 2016. Net charge-offs as a percentage of average credit card loans increased primarily due to increases in loan delinquencies and, to a lesser extent, an increase in the average balance of credit card loans. For the three months ended April 1, 2017, the allowance for loan losses was reduced by $6.2 million as compared to a reduction of $1.2 million for the three months ended April 2, 2016. The reduction in the allowance for loan losses for the three months ended April 1, 2017 was due to improvements in the roll rates for early stage delinquencies from the end of the fourth quarter of 2016 to the end of the first quarter of 2017.

Liquidity and Capital Resources
 Overview
Our Merchandising segment and our Financial Services segment have significantly differing liquidity and capital needs. We believe that we will have sufficient capital available from cash on hand, our revolving credit facility, and other borrowing sources to fund our cash requirements and near-term growth plans for at least the next 12 months. At April 1, 2017, December 31, 2016, and April 2, 2016, cash on a consolidated basis totaled $259 million, $264 million, and $142 million, respectively, of which $172 million, $150 million, and $72 million, respectively, was cash at the Financial Services segment which is utilized to meet this segment’s liquidity requirements. We evaluate the credit markets for securitizations and certificates of deposit to determine the most cost effective source of funds for the Financial Services segment. During 2017, the Financial Services segment intends to issue additional certificates of deposit and utilize variable funding facilities. The terms of the Framework Agreement limit the ability of the Financial Services segment to issue certificates of deposit and to engage in variable funding and term securitization transactions under certain circumstances prior to the closing of the Related Bank Transactions. We believe that these liquidity sources are sufficient to fund the Financial Services segment’s cash requirements, including maturities and near-term growth plans.
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

Our unsecured $775 million revolving credit facility and unsecured senior notes contain certain financial covenants, including the maintenance of minimum debt coverage, a fixed charge coverage ratio, a leverage ratio, and a minimum consolidated net worth standard. In the event that we failed to comply with these covenants, a default would trigger and all principal and outstanding interest would immediately be due and payable. At April 1, 2017, and April 2, 2016, we were in compliance with all financial covenants under our credit agreements and unsecured notes. We anticipate that we will continue to be in compliance with all financial covenants under our credit agreements and unsecured senior notes through at least the next 12 months.
We have an unsecured $20 million Canadian (“CAD”) revolving credit facility for our operations in Canada. Borrowings are payable on demand with interest payable monthly. The credit facility permits the issuance of letters of credit up to $10 million CAD in the aggregate, which reduce the overall credit limit available under the credit facility.
On September 1, 2015, we announced that our Board of Directors approved a share repurchase program authorizing the Company to repurchase up to $500 million of its common stock over a two-year period. This authorization is in addition to the standing annual authorization to repurchase shares to offset dilution resulting from equity-based awards issued under the Company’s equity compensation plans. This share repurchase program does not obligate us to repurchase any outstanding shares of our common stock, and the program may be limited or terminated at any time. We did not engage in any stock repurchase activity in the three and nine months ended April 1, 2017. As of April 1, 2017, up to $426 million of authorization to repurchase our common stock remained under this program. Pursuant to the terms of the Merger Agreement, the Company generally may not repurchase shares of its common stock, except in connection with the exercise of outstanding stock options or the settlement of restricted stock unit awards. As a result, the Company does not anticipate repurchasing any further shares under this program.
Financial Services Segment – We have been, and will continue to be, particularly reliant on funding from securitization transactions for the Financial Services segment. A failure to renew existing variable funding facilities or to add additional capacity on favorable terms as it becomes necessary could increase our financing costs and potentially limit our ability to grow the business of the Financial Services segment. Unfavorable conditions in the asset-backed securities markets generally, including the unavailability of commercial bank liquidity support or credit enhancements, could have a similar effect. In addition, the terms of the Framework Agreement limit the ability of the Financial Services segment to engage in variable funding and term securitization transactions under certain circumstances prior to the closing of the Related Bank Transactions. During the three months ended April 1, 2017, the Financial Services segment issued $95 million in certificates of deposit. To address current maturities totaling $425 million of secured long-term obligations of the Trust, the Financial Services segment intends to issue additional certificates of deposit and continue to utilize variable funding facilities. We believe that these liquidity sources are sufficient to fund the Financial Services segment’s foreseeable cash requirements, including maturities and near-term growth plans.

The total amounts and maturities for our credit card securitizations as of April 1, 2017, were as follows:

Series	Type	Total Available Capacity	Third Party Investor Available Capacity	Third Party Investor Outstanding	Interest Rate	Expected Maturity
		(Dollars in Thousands)

2012-II	Term	$375,000	$300,000	$300,000	Fixed	June 2017
2012-II	Term	125,000	125,000	125,000	Floating	June 2017
2013-I	Term	385,000	327,250	327,250	Fixed	February 2023
2013-II	Term	152,500	100,000	100,000	Fixed	August 2018
2013-II	Term	197,500	197,500	197,500	Floating	August 2018
2014-II	Term	60,000	—	—	Fixed	July 2019
2014-II	Term	340,000	340,000	340,000	Floating	July 2019
2015-I	Term	275,000	218,750	218,750	Fixed	March 2020
2015-I	Term	100,000	100,000	100,000	Floating	March 2020
2015-II	Term	300,000	240,000	240,000	Fixed	July 2020
2015-II	Term	100,000	100,000	100,000	Floating	July 2020
2016-I	Term	720,000	570,000	570,000	Fixed	June 2019
2016-I	Term	280,000	280,000	280,000	Floating	June 2019
Total term		3,410,000	2,898,500	2,898,500

2008-III	Variable Funding	578,035	500,000	—	Floating	March 2018
2011-I	Variable Funding	1,529,412	1,300,000	450,000	Floating	March 2019
2011-III	Variable Funding	1,411,765	1,200,000	275,000	Floating	September 2019
Total variable		3,519,212	3,000,000	725,000
Total available		$6,929,212	$5,898,500	$3,623,500
The securitized credit card loans of the Financial Services segment could experience poor performance, including increased delinquencies and credit losses, lower payment rates, or a decrease in excess spreads below certain thresholds. This could result in a downgrade or withdrawal of the ratings on the outstanding securities issued in the Financial Services segment’s securitization transactions, cause early amortization of these securities, or result in higher required credit enhancement levels. Credit card loans performed within established guidelines and no events which could trigger an early amortization occurred during the three months ended April 1, 2017, and April 2, 2016.

The Financial Services segment utilizes certificates of deposit to partially finance its operating activities. At April 1, 2017, the Financial Services segment had $1.2 billion of certificates of deposit outstanding with maturities ranging from April 2017 to July 2023 and with a weighted average effective annual fixed rate of 1.88%. This outstanding balance compares to $1.2 billion and $866 million at December 31, 2016, and April 2, 2016, respectively, with weighted average effective annual fixed rates of 1.89% and 2.20%, respectively. The terms of the Framework Agreement limit the ability of the Financial Services segment to issue additional certificates of deposit under certain circumstances prior to the closing of the Related Bank Transactions.

Operating, Investing, and Financing Activities
The following table presents changes in our cash and cash equivalents for the three months ended:

	April 1, 2017	April 2, 2016
	(In Thousands)

Net cash provided by operating activities	$75,083	$25,390
Net cash provided by investing activities	251,068	92,588
Net cash used in financing activities	(332,196)	(293,983)
2017 versus 2016

Operating Activities – Cash provided by operating activities increased $50 million in the three months ended April 1, 2017, compared to the three months ended April 2, 2016, primarily due to a net change of $48 million in inventories, $11 million in prepaid expenses and other assets, and $6 million in other long-term liabilities. Partially offsetting these increases to operating activities was a $19 million decrease in accounts payable and accrued expenses.

Investing Activities – Cash provided by investing activities increased $158 million in the three months ended April 1, 2017, compared to the three months ended April 2, 2016, primarily due to a net change of $118 million related to our credit card loan activity from outside sources. Cash paid for property and equipment totaled $26 million in the three months ended April 1, 2017, compared to $61 million in the three months ended April 2, 2016. As of April 1, 2017, the Company estimated it had total cash commitments of approximately $72 million outstanding for projected expenditures related to the development, construction, and completion of new retail stores. We expect to fund these estimated capital expenditures over the next 12 months with cash generated from operations and borrowings.

Financing Activities – Cash used in financing activities increased $38 million in the three months ended April 1, 2017, compared to the three months ended April 2, 2016, primarily due to net increases of $254 million in net borrowings on our revolving credit facilities and $50 million in net borrowings on secured obligations of the Trust by the Financial Services segment. Partially offsetting these increases were decreases related to a repayment of our $215 million unsecured debt in February 2016 and $72 million related to a change in time deposits.
The following table presents the borrowing activities of our merchandising business and the Financial Services segment for the three months ended:

	April 1, 2017	April 2, 2016
	(In Thousands)

Borrowings on revolving credit facilities and inventory financing, net of repayments	$20,278	$274,273
Secured obligations of the Trust, net of repayments	(375,000)	(325,000)
Repayments of long-term debt	(19,686)	(223,218)
Borrowings, net of repayments	$(374,408)	$(273,945)

The following table summarizes our availability under the Company’s debt and credit facilities, excluding the facilities of the Financial Services segment, at the periods ended:

	April 1, 2017	April 2, 2016
	(In Thousands)

Amounts available for borrowing under credit facilities (1)	$775,000	$775,000
Principal amounts outstanding	(121,771)	(256,366)
Outstanding letters of credit and standby letters of credit	(21,779)	(22,975)
Remaining borrowing capacity, excluding the Financial Services segment facilities	$631,450	$495,659

(1)	Consists of our revolving credit facility which expires on June 18, 2019.

We also have an unsecured $20 million CAD credit facility with no outstanding balances at April 1, 2017, and April 2, 2016. The Financial Services segment also has total borrowing availability of $100 million under its agreements to borrow federal funds. At April 1, 2017, the entire $100 million of borrowing capacity was available.

The following table provides summary information concerning other commercial commitments at April 1, 2017:

(In Thousands)

Letters of credit (1)	$11,165
Standby letters of credit (1)	10,614
Revolving line of credit for boat and all-terrain vehicle inventory (2)	35,932
Cabela’s issued letters of credit	61,555
Total	$119,266

(1)	Our credit agreement permits the issuance of letters of credit up to $75 million and swing line loans up to $30 million.

(2)	The line of credit for boat and all-terrain vehicles financing is limited by the $775 million revolving line of credit to $75 million of secured collateral.
Our $775 million unsecured credit agreement requires us to comply with certain financial and other customary covenants, including:

•	a fixed charge coverage ratio (as defined) of no less than 2.00 to 1 as of the last day of any fiscal quarter for the most recently ended four fiscal quarters (as defined);

•	a leverage ratio (as defined) of no more than 3.00 to 1 as of the last day of any fiscal quarter; and

•	a minimum consolidated net worth standard (as defined) as of the last day of each fiscal quarter.

In addition, our unsecured senior notes contain various covenants and restrictions that are usual and customary for transactions of this type. Also, the debt agreements contain cross default provisions to other outstanding credit facilities. In the event that we failed to comply with these covenants, a default would trigger and all principal and outstanding interest would immediately be due and payable. At April 1, 2017, we were in compliance with all financial covenants under our credit agreements and unsecured notes. We anticipate that we will continue to be in compliance with all financial covenants under our credit agreements and unsecured senior notes through at least the next 12 months.

Economic Development Bonds and Grants
Economic Development Bonds – At April 1, 2017, and December 31, 2016, economic development bonds totaled $70 million, and at April 2, 2016, totaled $84 million. On a quarterly basis, we perform various procedures to analyze the amounts and timing of projected cash flows to be received from our economic development bonds. For the three months ended April 1, 2017, and April 2, 2016, there were no other than temporary fair value adjustments of economic development bonds and no adjustments of deferred grant income related to economic development bonds.

Grants – At April 1, 2017, and April 2, 2016, the total amount of grant funding subject to a specific contractual remedy was $24 million and $42 million, respectively. At April 1, 2017, and December 31, 2016, the amount the Company had recorded in the condensed consolidated balance sheets relating to these grants (classified as long-term liabilities) was $1 million. At April 2, 2016, we had recorded $17 million in the condensed consolidated balance sheets relating to these grants with $16 million in current liabilities and $1 million in long-term liabilities.

Impact of Inflation

We do not believe that our operating results have been materially affected by inflation during the preceding three years. We cannot assure, however, that our operating results will not be adversely affected by inflation in the future.

In the normal course of business, we enter into various contractual obligations that may require future cash payments. For a description of our contractual obligations and other commercial commitments as of December 31, 2016, see our annual report on Form 10-K for the fiscal year ending December 31, 2016, under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Contractual Obligations and Other Commercial Commitments.”

 Off-Balance Sheet Arrangements

Credit Card Limits – The Financial Services segment bears off-balance sheet risk in the normal course of its business. One form of this risk is through the Financial Services segment’s commitment to extend credit to cardholders up to the maximum amount of their credit limits. The aggregate of such potential funding requirements totaled $36 billion above existing balances at the end of April 1, 2017. These funding obligations are not included on our condensed consolidated balance sheet. While the Financial Services segment has not experienced, and does not anticipate that it will experience, a significant draw down of unfunded credit lines by its cardholders, such an event would create a cash need at the Financial Services segment which likely could not be met by our available cash and funding sources. The Financial Services segment has the right to reduce or cancel these available lines of credit at any time.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk
We are exposed to interest rate risk through the operations of the Financial Services segment, and, to a lesser extent, through our merchandising operations. We also are exposed to foreign currency risk through our merchandising operations.

There were no material changes to our exposures to our market risks in the three months ended April 1, 2017, compared to fiscal year ended December 31, 2016.

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
In connection with this quarterly report on Form 10-Q, our Chief Executive Officer and Chief Financial Officer evaluated, with the participation of our management, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on management’s evaluation, our Chief Executive Officer and Chief Financial Officer each concluded that our disclosure controls and procedures were effective as of April 1, 2017.
Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended April 1, 2017, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings.

For a discussion of legal proceedings, see Note 9 “Commitments and Contingencies - Litigation and Claims” of the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q, which is incorporated herein by reference.

Item 1A.	Risk Factors.
Risk Factors Related to the Proposed Merger with Bass Pro Group, LLC and the Related Bank Transactions

The announcement and pendency of the proposed Merger and the Related Bank Transactions (the “Transactions”) may adversely affect our business, financial condition, and results of operations.

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

•
the inability to pursue alternative business opportunities or make appropriate changes to our business because of requirements in the Merger Agreement and the Bank Framework Agreement that we conduct our business in the ordinary course of business consistent with past practice and not engage in certain kinds of transactions prior to the completion of the proposed Transactions;

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

•
the consummation of the purchase and sale of the banking business of WFB in accordance with the Bank Framework Agreement or an alternative agreement in accordance with the Merger Agreement and merger of WFB into the Company or another subsidiary of the Company and termination of its bank charter;

•	any applicable waiting periods (or extensions thereof) under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 (“HSR Act”) having expired or been terminated;

•	the absence of any order by any governmental entity rendering the Merger illegal, or prohibiting, enjoining or otherwise preventing the Merger; and

•	other customary closing conditions.
The Related Bank Transactions are also subject to a variety of closing conditions, including:

•	the absence of any order prohibiting or making illegal the closing of the transactions;

•	the continued effectiveness of the Credit Card Program Agreement, dated as of October 3, 2016 and as amended (the “Bank Program Agreement”), by and among the Company, CONA and Capital One;

•	the satisfaction or waiver of certain conditions set forth in the Merger Agreement;

•
in the cases of Capital One and Synovus, as applicable, the absence of a Materially Burdensome Condition and a Synovus Burdensome Condition (as defined in the Bank Framework Agreement) on the receipt of required approvals, including regulatory approvals;

•
the receipt of written notice from each of S&P Global Ratings, Fitch Ratings, Inc. and DBRS, Inc. that the transactions contemplated by the Related Bank Transactions and related transaction documents will not result in a reduction or withdrawal of its then existing rating with respect to any outstanding series or class of asset-backed notes with respect to which it is a rating agency;

•	the termination of each outstanding series of variable funding notes issued by Cabela’s Credit Card Master Note Trust;

•	the receipt of legal and tax opinions and other customary documentation required in connection with the transfer of certain securitization vehicles and related securitization obligations; and

•	certain other customary closing conditions.
There can be no assurance that these conditions will be satisfied in a timely manner or at all. For further information, see our Current Reports on Form 8-K filed with the SEC on October 7, 2016, November 29, 2016, December 30, 2016, and April 18, 2017, and subsequent filings.

The Merger Agreement also contains certain termination rights for both us and Bass Pro Group, and in certain specified circumstances upon termination of the Merger Agreement we would be required to pay Bass Pro Group a termination fee of $126 million. The Bank Framework Agreement also contains certain termination rights for both us and Capital One, and in certain circumstances we would be required to pay Capital One a termination fee of $14 million and under certain other circumstances, the Company will be obligated to reimburse Capital One for up to $10 million of a termination fee and reimbursement of expenses Capital One may owe to Synovus. If we are required to make these payments, doing so may materially adversely affect our business, financial condition, and results of operations.

There can be no assurance that a remedy will be available to us in the event of a breach of the Merger Agreement by Bass Pro Group or the Bank Framework Agreement by Capital One or Synovus. Further, any disruptions to our business resulting from the announcement and pendency of the Transactions, including any adverse changes in our relationships with our customers, suppliers, and employees, could continue or accelerate in the event of a failed transaction. In addition, if the Transactions are not completed, and there are no other parties willing and able to acquire the Company at a price of $61.50 per share or higher, on terms acceptable to us, the share price of our common stock will likely decline to the extent that the current market price of our common stock reflects an assumption that the Transactions will be completed. Also, we have incurred, and will continue to incur, significant costs, expenses, and fees for professional services and other transaction costs in connection with the proposed Transactions, for which we will have received little or no benefit if the Transactions are not completed. Many of these fees and costs will be payable by us even if the Transactions are not completed and may relate to activities that we would not have undertaken other than to complete the Transactions.

Other than as described above, there have been no material changes to the risk factors disclosed in the “Risk Factors” section of our Annual Report on Form 10-K for the fiscal year ended December 31, 2016.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
We did not engage in any stock repurchase activity in any of the three fiscal months in the first fiscal quarter ended April 1, 2017. As of April 1, 2017, up to $426 million of authorization to repurchase our common stock remained under the Company’s $500 million share repurchase program announced on September 1, 2015. This share repurchase program does not obligate the Company to repurchase any outstanding shares of its common stock, and the program may be limited or terminated at any time. Pursuant to the terms of the Merger Agreement, the Company generally may not repurchase shares of its common stock, except in connection with the exercise of outstanding stock options or the settlement of restricted stock unit awards. As a result, the Company does not anticipate repurchasing any further shares under this program.

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

CABELA’S INCORPORATED

Dated:	May 4, 2017	By:	/s/ Thomas L. Millner
Thomas L. Millner
Chief Executive Officer

Dated:	May 4, 2017	By:	/s/ Ralph W. Castner
Ralph W. Castner
Executive Vice President and Chief Financial Officer

Exhibit Index

Exhibit Number	Description

31.1	Certification of CEO Pursuant to Rule 13a-14(a) under the Exchange Act

31.2	Certification of CFO Pursuant to Rule 13a-14(a) under the Exchange Act

32.1	Certifications Pursuant to 18 U.S.C. Section 1350

101.INS	XBRL Instance Document	Filed with this report.

101.SCH	XBRL Taxonomy Extension Schema Document	Submitted electronically with this report.

101.CAL	XBRL Taxonomy Calculation Linkbase Document	Submitted electronically with this report.

101.LAB	XBRL Taxonomy Label Linkbase Document	Submitted electronically with this report.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Submitted electronically with this report.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Submitted electronically with this report.