Form 10-Q
period 2017-08-03
CABELAS INC
filed 2017-08-03
CIK 1267130

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 1, 2017
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
Yes ☐ No ☒

Number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:
Common stock, $0.01 par value: 68,929,533 shares as of July 31, 2017

CABELA’S INCORPORATED

FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED JULY 1, 2017

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

CABELA’S INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Dollars in Thousands Except Earnings Per Share)
(Unaudited)
	Three Months Ended		Six Months Ended
	July 1, 2017	July 2, 2016	July 1, 2017	July 2, 2016
Revenue:
Merchandise sales	$737,384	$786,203	$1,415,405	$1,506,118
Financial Services revenue	147,196	135,081	297,195	275,904
Other revenue	5,862	8,613	12,731	12,537
Total revenue	890,442	929,897	1,725,331	1,794,559
Cost of revenue:
Merchandise costs (exclusive of depreciation and amortization)	496,360	527,409	961,442	1,015,401
Cost of other revenue	515	4,138	1,545	4,291
Total cost of revenue (exclusive of depreciation and amortization)	496,875	531,547	962,987	1,019,692

Selling, distribution, and administrative expenses	335,693	329,682	663,550	658,871
Impairment and restructuring charges	829	959	3,236	3,931

Operating income	57,045	67,709	95,558	112,065

Interest expense, net	(7,689)	(8,285)	(15,365)	(17,516)
Other non-operating income, net	911	2,780	1,480	3,681

Income before provision for income taxes	50,267	62,204	81,673	98,230
Provision for income taxes	21,919	24,445	34,262	37,582
Net income	$28,348	$37,759	$47,411	$60,648

Earnings per basic share	$0.41	$0.55	$0.69	$0.89
Earnings per diluted share	$0.41	$0.55	$0.68	$0.88

Basic weighted average shares outstanding	68,914,407	68,388,426	68,777,332	68,168,772
Diluted weighted average shares outstanding	69,352,449	68,909,403	69,332,304	68,799,980

Refer to notes to unaudited condensed consolidated financial statements.

CABELA’S INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In Thousands)
(Unaudited)
	Three Months Ended		Six Months Ended
	July 1, 2017	July 2, 2016	July 1, 2017	July 2, 2016

Net income	$28,348	$37,759	$47,411	$60,648
Other comprehensive income:
Unrealized gain on economic development bonds, net of taxes of $1,077, $697, $1,632, and $1,267	1,834	1,100	3,424	1,664
Foreign currency translation adjustments	6,517	1,782	9,018	16,462
Total other comprehensive income	8,351	2,882	12,442	18,126
Comprehensive income	$36,699	$40,641	$59,853	$78,774

Refer to notes to unaudited condensed consolidated financial statements.

CABELA’S INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands Except Par Values)
(Unaudited)
	July 1, 2017	December 31, 2016	July 2, 2016
ASSETS
CURRENT
Cash and cash equivalents	$167,629	$263,825	$542,067
Restricted cash of the Trust	51,233	48,697	40,978
Accounts receivable, net	37,112	76,140	39,278
Credit card loans (includes restricted credit card loans of the Trust of $5,517,628, $5,661,101, and $5,114,711), net of allowance for loan losses of $120,474, $118,343, and $83,950	5,425,509	5,579,575	5,062,226
Inventories	863,834	860,360	888,209
Prepaid expenses and other current assets	128,235	132,250	122,139
Income taxes receivable	52,555	75,731	60,180
Total current assets	6,726,107	7,036,578	6,755,077
Property and equipment, net	1,785,999	1,807,209	1,839,451
Deferred income taxes	—	—	28,417
Other assets	124,087	127,037	142,314
Total assets	$8,636,193	$8,970,824	$8,765,259

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT
Accounts payable, including unpresented checks of $34,869, $41,132, and $28,667	$270,921	$347,784	$253,488
Gift instruments, credit card rewards, and loyalty rewards programs	372,740	387,865	353,570
Accrued expenses and other liabilities	147,945	172,744	165,610
Time deposits	252,358	177,015	187,324
Current maturities of secured variable funding obligations of the Trust	1,395,000	420,000	—
Current maturities of secured long-term obligations of the Trust, net	—	1,104,685	1,359,032
Current maturities of long-term debt	8,131	79,677	68,461
Total current liabilities	2,447,095	2,689,770	2,387,485
Long-term time deposits	846,709	991,842	1,009,549
Secured long-term obligations of the Trust, less current maturities, net	2,467,787	2,466,576	2,466,054
Long-term debt, less current maturities, net	654,569	671,509	842,728
Deferred income taxes	6,449	7,288	—
Other long-term liabilities	137,737	132,240	134,349

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Preferred stock, $0.01 par value; Authorized – 10,000,000 shares; Issued – none	—	—	—
Common stock, $0.01 par value:
Class A Voting, Authorized – 245,000,000 shares
Issued – 71,595,020 shares for all periods	716	716	716
Outstanding – 68,929,479, 68,502,256, and 68,465,082 shares
Additional paid-in capital	368,126	384,353	372,994
Retained earnings	1,846,220	1,798,809	1,712,510
Accumulated other comprehensive loss	(33,480)	(45,922)	(32,788)
Treasury stock, at cost – 2,665,541, 3,092,764, and 3,129,938 shares	(105,735)	(126,357)	(128,338)
Total stockholders’ equity	2,075,847	2,011,599	1,925,094
Total liabilities and stockholders’ equity	$8,636,193	$8,970,824	$8,765,259
Refer to notes to unaudited condensed consolidated financial statements.

CABELA’S INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(Unaudited)
	Six Months Ended
	July 1, 2017	July 2, 2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$47,411	$60,648
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation and amortization	76,473	74,696
Impairment and restructuring charges	2,882	4,202
Stock-based compensation	10,602	12,555
Deferred income taxes	(2,471)	(1,643)
Provision for loan losses	76,332	55,224
Other, net	(390)	(8,816)
Change in operating assets and liabilities, net:
Accounts receivable	39,474	39,714
Credit card loans originated from internal operations, net	78,475	79,398
Inventories	(568)	(63,674)
Prepaid expenses and other current assets	2,322	(1,935)
Accounts payable and accrued expenses and other liabilities	(88,266)	(76,069)
Gift instruments, credit card rewards, and loyalty rewards programs	(15,489)	(12,476)
Other long-term liabilities	5,640	(2,118)
Income taxes receivable	23,176	17,517
Net cash provided by operating activities	255,603	177,223

CASH FLOWS FROM INVESTING ACTIVITIES:
Property and equipment additions	(45,963)	(99,284)
Proceeds from sale of other property	4,081	—
Change in credit card loans originated externally, net	(741)	(161,581)
Change in restricted cash of the Trust, net	(2,536)	5
Other investing changes, net	4,047	1,900
Net cash used in investing activities	(41,112)	(258,960)

CASH FLOWS FROM FINANCING ACTIVITIES:
Change in unpresented checks net of bank balances	(6,263)	5,087
Change in time deposits, net	(69,937)	316,974
Borrowings on secured obligations of the Trust	3,030,000	2,740,000
Repayments on secured obligations of the Trust	(3,160,000)	(2,800,000)
Borrowings on revolving credit facilities and inventory financing	555,432	665,261
Repayments on revolving credit facilities and inventory financing	(575,328)	(401,990)
Payments on long-term debt	(79,686)	(223,295)
Employee stock option exercises, net of tax withholdings on share-based payment awards	(6,205)	1,673
Excess tax benefit on share-based payment awards	—	3,753
Other financing changes, net	(1,201)	(2,421)
Net cash provided by (used in) financing activities	(313,188)	305,042

Effect of exchange rates on cash and cash equivalents	2,501	3,696

Net change in cash and cash equivalents	(96,196)	227,001
Cash and cash equivalents, at beginning of period	263,825	315,066
Cash and cash equivalents, at end of period	$167,629	$542,067
Refer to notes to unaudited condensed consolidated financial statements.

CABELA’S INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Dollars in Thousands)
(Unaudited)
	Common Stock Shares	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total

Balance, beginning of 2016	71,595,020	$716	$389,754	$1,651,862	$(50,914)	$(162,775)	$1,828,643
Net income	—	—	—	60,648	—	—	60,648
Other comprehensive income	—	—	—	—	18,126	—	18,126
Stock-based compensation	—	—	12,251	—	—	—	12,251
Exercise of employee stock options and tax withholdings on share-based payment awards, net	—	—	(32,764)	—	—	34,437	1,673
Excess tax benefit on share-based payment awards	—	—	3,753	—	—	—	3,753
Balance at July 2, 2016	71,595,020	$716	$372,994	$1,712,510	$(32,788)	$(128,338)	$1,925,094

Balance, beginning of 2017	71,595,020	$716	$384,353	$1,798,809	$(45,922)	$(126,357)	$2,011,599
Net income	—	—	—	47,411	—	—	47,411
Other comprehensive income	—	—	—	—	12,442	—	12,442
Stock-based compensation	—	—	10,600	—	—	—	10,600
Exercise of employee stock options and tax withholdings on share-based payment awards, net	—	—	(26,827)	—	—	20,622	(6,205)
Balance at July 1, 2017	71,595,020	$716	$368,126	$1,846,220	$(33,480)	$(105,735)	$2,075,847
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
Cash and Cash Equivalents – Cash and cash equivalents of the Financial Services segment were $98 million, $150 million, and $455 million at July 1, 2017, December 31, 2016, and July 2, 2016, respectively. Due to regulatory restrictions on WFB, the Company cannot use WFB’s cash for non-banking operations.
Reporting Periods – Unless otherwise stated, the fiscal periods referred to in the notes to these condensed consolidated financial statements are the 13 weeks ended July 1, 2017 (“three months ended July 1, 2017”), the 13 weeks ended July 2, 2016 (“three months ended July 2, 2016”), the 26 weeks ended July 1, 2017 (“six months ended July 1, 2017”), the 26 weeks ended July 2, 2016 (“six months ended July 2, 2016”), and the 52 weeks ended December 31, 2016 (“fiscal year ended 2016”). WFB follows a calendar fiscal period and, accordingly, the respective three and six month periods ended on June 30, 2017 and 2016, and the fiscal year ended on December 31, 2016.
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

CABELA’S INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Tables are in Thousands Except Share and Per Share Amounts)
(Unaudited)

2.    MERGER AGREEMENT

On October 3, 2016, the Company entered into an Agreement and Plan of Merger (the “Original Merger Agreement”), by and among Bass Pro Group, LLC, a Delaware limited liability company (“Bass Pro Group”), Prairie Merger Sub, Inc., a Delaware corporation and a wholly owned subsidiary of Bass Pro Group (“Sub”), and the Company. On April 17, 2017, the Company entered into an Amendment to the Agreement and Plan of Merger, dated as of April 17, 2017 (the “Merger Agreement Amendment”), by and among the Company, Parent and Sub (the Original Merger Agreement, as amended by the Merger Agreement Amendment and as otherwise amended from time to time, the “Merger Agreement”). The Merger Agreement and the consummation of the transactions contemplated by the Merger Agreement have been unanimously approved by the Company’s board of directors. On July 11, 2017, the Company’s stockholders also adopted and approved the Merger Agreement. The Merger Agreement provides for the merger of Sub with and into the Company, on the terms and subject to the conditions set forth in the Merger Agreement (the “Merger”), with the Company continuing as the surviving corporation in the Merger. As a result of the Merger, the Company would become a wholly owned subsidiary of Bass Pro Group.
Pursuant to the Merger Agreement, at the effective time of the Merger, each share of Class A common stock, par value $0.01 per share, of the Company issued and outstanding immediately prior to the Effective Time will be cancelled and automatically converted into the right to receive $61.50 in cash, without interest thereon, which amount is subject to adjustments in certain circumstances specified in the Merger Agreement Amendment.
The consummation of the Merger is subject to the satisfaction or waiver of specified closing conditions, including (i) the consummation of the purchase and sale of the banking business of WFB, in accordance with the Bank Framework Agreement (as defined below) or an alternative agreement in accordance with the Merger Agreement and merger of WFB into the Company or another subsidiary of the Company and termination of its bank charter, (ii) the absence of any order by any governmental entity rendering the Merger illegal, or prohibiting, enjoining or otherwise preventing the Merger, and (iii) other customary closing conditions.
Additionally, on April 17, 2017, and in connection with the Merger Agreement Amendment, the Company entered into (i) a Framework Agreement (the “Bank Framework Agreement”), by and among the Company, WFB, Synovus Bank, a Georgia state member bank (“Synovus”), Capital One Bank (USA), National Association, a national banking association (“Capital One”) and an affiliate of Capital One, National Association, a national banking association (“CONA”), and, solely for the purposes set forth therein, CONA, (ii) an Asset and Deposit Purchase Agreement (the “Synovus Bank Asset Purchase Agreement”), by and among the Company, WFB and Synovus and (iii) an Asset Purchase Agreement (the “Capital One Bank Asset Purchase Agreement” and, together with the Synovus Bank Asset Purchase Agreement, the “Bank Asset Purchase Agreements” and, together with the Synovus Bank Asset Purchase Agreement and the Bank Framework Agreement, the “Related Bank Transactions”), by and among the Company, WFB and Capital One, which amended and restated the Sale and Purchase Agreement, dated as of October 3, 2016, by and among the Company, WFB, and CONA, and continue to provide for the sale of substantially all of the business of WFB in connection with the closing of the Merger.
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
The Merger Agreement also contains certain termination rights for both the Company and Bass Pro Group. The Bank Framework Agreement also contains certain termination rights for both the Company and Capital One, and in certain circumstances the Company would be required to pay Capital One a termination fee of $14 million and under certain other circumstances, the Company will be obligated to reimburse Capital One for up to $10 million of a termination fee and reimbursement of expenses Capital One may owe to Synovus.

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
The following table presents the components of the consolidated assets and liabilities of the Trust at the periods ended:

	July 1, 2017	December 31, 2016	July 2, 2016
Consolidated assets:
Restricted credit card loans, net of allowance of $120,160, $117,860, and $83,671	$5,397,468	$5,543,241	$5,031,040
Restricted cash	51,233	48,697	40,978
Total	$5,448,701	$5,591,938	$5,072,018

Consolidated liabilities:
Secured variable funding obligations	$1,395,000	$420,000	$—
Secured long-term obligations, net of unamortized debt issuance costs of $5,713, $7,239, and $8,414	2,467,787	3,571,261	3,825,086
Interest due to third party investors	5,081	3,826	2,703
Total	$3,867,868	$3,995,087	$3,827,789
4.    CREDIT CARD LOANS AND ALLOWANCE FOR LOAN LOSSES

The following table reflects the composition of the credit card loans at the periods ended:

	July 1, 2017	December 31, 2016	July 2, 2016

Restricted credit card loans of the Trust (restricted for repayment of secured obligations of the Trust)	$5,517,628	$5,661,101	$5,114,711
Unrestricted credit card loans	24,147	31,270	26,385
Total credit card loans	5,541,775	5,692,371	5,141,096
Allowance for loan losses	(120,474)	(118,343)	(83,950)
Deferred credit card origination costs	4,208	5,547	5,080
Credit card loans, net	$5,425,509	$5,579,575	$5,062,226

CABELA’S INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Tables are in Thousands Except Share and Per Share Amounts)
(Unaudited)

Allowance for Loan Losses:
The following table reflects the activity in the allowance for loan losses by credit card segment for the periods presented:

	Three Months Ended
	July 1, 2017			July 2, 2016
	Credit Card Loans	Restructured Credit Card Loans	Total Credit Card Loans	Credit Card Loans	Restructured Credit Card Loans	Total Credit Card Loans

Balance, beginning of period	$104,433	$7,662	$112,095	$66,431	$8,322	$74,753

Provision for loan losses	44,260	986	45,246	30,692	1,712	32,404

Charge-offs	(43,232)	(2,403)	(45,635)	(27,132)	(2,446)	(29,578)
Recoveries	7,976	792	8,768	5,541	830	6,371
Net charge-offs	(35,256)	(1,611)	(36,867)	(21,591)	(1,616)	(23,207)
Balance, end of period	$113,437	$7,037	$120,474	$75,532	$8,418	$83,950

	Six Months Ended
	July 1, 2017			July 2, 2016
	Credit Card Loans	Restructured Credit Card Loans	Total Credit Card Loans	Credit Card Loans	Restructured Credit Card Loans	Total Credit Card Loans

Balance, beginning of period	$109,903	$8,440	$118,343	$67,654	$8,257	$75,911

Provision for loan losses	74,394	1,938	76,332	51,518	3,706	55,224

Charge-offs	(85,839)	(4,871)	(90,710)	(54,101)	(5,155)	(59,256)
Recoveries	14,979	1,530	16,509	10,461	1,610	12,071
Net charge-offs	(70,860)	(3,341)	(74,201)	(43,640)	(3,545)	(47,185)
Balance, end of period	$113,437	$7,037	$120,474	$75,532	$8,418	$83,950

CABELA’S INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Tables are in Thousands Except Share and Per Share Amounts)
(Unaudited)

Credit Quality Indicators, Delinquent, and Non-Accrual Loans:

The following table provides information on current, non-accrual, past due, and restructured credit card loans by class using the respective quarter Fair Isaac Corporation (“FICO”) score at the periods ended:

	FICO Score of Credit Card Loans Segment			Restructured Credit Card Loans Segment (1)
July 1, 2017:	691 and Below	692 - 758	759 and Above		Total
Credit card loan status:
Current	$925,895	$1,931,004	$2,520,502	$29,423	$5,406,824
1 to 29 days past due	38,890	21,638	17,344	2,408	80,280
30 to 59 days past due	16,691	2,834	490	1,303	21,318
60 or more days past due	30,878	528	101	1,846	33,353
Total past due	86,459	25,000	17,935	5,557	134,951
Total credit card loans	$1,012,354	$1,956,004	$2,538,437	$34,980	$5,541,775

90 days or more past due and still accruing	$15,443	$55	$14	$796	$16,308
Non-accrual	—	—	—	5,763	5,763

December 31, 2016:
Credit card loan status:
Current	$945,494	$1,916,307	$2,665,307	$29,495	$5,556,603
1 to 29 days past due	39,394	21,520	16,731	2,940	80,585
30 to 59 days past due	16,339	2,291	466	1,675	20,771
60 or more days past due	31,315	391	92	2,614	34,412
Total past due	87,048	24,202	17,289	7,229	135,768
Total credit card loans	$1,032,542	$1,940,509	$2,682,596	$36,724	$5,692,371

90 days or more past due and still accruing	$16,730	$98	$43	$1,254	$18,125
Non-accrual	—	—	—	6,281	6,281

July 2, 2016:
Credit card loan status:
Current	$823,146	$1,718,604	$2,455,453	$30,669	$5,027,872
1 to 29 days past due	34,035	19,596	16,515	2,913	73,059
30 to 59 days past due	12,284	1,828	442	1,664	16,218
60 or more days past due	21,171	368	95	2,313	23,947
Total past due	67,490	21,792	17,052	6,890	113,224
Total credit card loans	$890,636	$1,740,396	$2,472,505	$37,559	$5,141,096

90 days or more past due and still accruing	$10,844	$60	$14	$1,018	$11,936
Non-accrual	—	—	—	7,179	7,179

(1)	Included in the allowance for loan losses were specific allowances for loan losses of $7 million at July 1, 2017, and $8 million at both December 31, 2016 and July 2, 2016.

CABELA’S INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Tables are in Thousands Except Share and Per Share Amounts)
(Unaudited)

5.    BORROWINGS OF FINANCIAL SERVICES SEGMENT

The Trust issues fixed and floating (variable) rate term securitizations, which are considered secured obligations backed by restricted credit card loans. A summary of the secured fixed and variable rate obligations of the Trust by series, the expected maturity dates, and the respective weighted average interest rates are presented in the following tables at the periods ended:

July 1, 2017:
Series	Expected Maturity Date	Fixed Rate Obligations	Interest Rate	Variable Rate Obligations	Interest Rate	Total Obligations	Interest Rate

Series 2013-I	February 2023	$327,250	2.71%	$—	—%	$327,250	2.71%
Series 2013-II	August 2018	100,000	2.17	197,500	1.81	297,500	1.93
Series 2014-II	July 2019	—	—	340,000	1.61	340,000	1.61
Series 2015-I	March 2020	218,750	2.26	100,000	1.70	318,750	2.08
Series 2015-II	July 2020	240,000	2.25	100,000	1.83	340,000	2.13
Series 2016-I	June 2019	570,000	1.78	280,000	2.01	850,000	1.86

Secured obligations of the Trust		1,456,000		1,017,500		2,473,500
Less unamortized debt issuance costs		(3,721)		(1,992)		(5,713)
Secured obligations of the Trust, net		1,452,279		1,015,508		2,467,787
Less current maturities of secured long-term obligations of the Trust, net		—		—		—
Secured long-term obligations of the Trust, less current maturities, net		$1,452,279		$1,015,508		$2,467,787

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

CABELA’S INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Tables are in Thousands Except Share and Per Share Amounts)
(Unaudited)

The Series 2012-I ($425 million), Series 2014-I ($255 million) and Series 2012-II ($425 million) notes matured and were repaid in full using restricted cash of the Trust on February 15, 2017, March 15, 2017, and June 15, 2017, respectively.
The Trust also issues variable funding facilities which are considered secured obligations backed by restricted credit card loans. At July 1, 2017, the Trust had three variable funding facilities with total third party funding capacity of $3.0 billion of which $1.4 billion was outstanding. At July 1, 2017, maturities for the three variable funding facilities were as follows:

•	the $500 million Series 2008-III facility with $200 million due October 2017, and $300 million due March 2018;

•	the $1.3 billion Series 2011-I facility with $800 million due March 2018, and $500 million due March 2019; and

•	the $1.2 billion Series 2011-III facility with $700 million due March 2018, and $500 million due September 2019.
Each of these variable funding facilities includes an option to renew subject to certain terms and conditions. Variable rate note interest is priced at a benchmark rate, LIBOR, or commercial paper rate, plus a spread, which ranges from 0.80% to 0.90%. The variable rate notes provide for a fee ranging from 0.45% to 0.50% on the unused portion of the facilities. During the six months ended July 1, 2017, and July 2, 2016, the daily average balance outstanding on these notes was $850 million and $344 million, with a weighted average interest rate of 1.86% and 1.23%, respectively.
The Financial Services segment has unsecured federal funds purchase agreements with two financial institutions. The maximum amount that can be borrowed is $100 million. There were no amounts outstanding at July 1, 2017, December 31, 2016, or July 2, 2016.
6.     LONG-TERM DEBT AND CAPITAL LEASES

Long-term debt, including revolving credit facilities and capital leases, consisted of the following at the periods ended:

	July 1, 2017	December 31, 2016	July 2, 2016

Unsecured $775 million revolving credit facility	$106,046	$115,000	$275,000
Unsecured senior notes due 2017 with interest at 6.08%	—	60,000	60,000
Unsecured senior notes due 2017-2018 with interest at 7.20%	8,143	16,286	16,286
Unsecured senior notes due 2020, 2022, and 2025; with interest rates ranging from 3.23% to 4.11%	550,000	550,000	550,000
Capital lease obligations	—	11,544	11,700
Total debt	664,189	752,830	912,986
Less current portion of debt	(8,131)	(79,677)	(68,461)
Less unamortized debt issuance costs	(1,489)	(1,644)	(1,797)
Long-term debt, less current maturities, net	$654,569	$671,509	$842,728

Unsecured senior notes for $60 million matured and were paid in full on June 15, 2017. The Company’s credit agreement provides for an unsecured $775 million revolving credit facility and permits the issuance of letters of credit up to $75 million and swing line loans up to $30 million. The credit facility may be increased to $800 million subject to certain terms and conditions. The term of the credit facility expires on June 18, 2019.
During the six months ended July 1, 2017, and July 2, 2016, the daily average principal balance outstanding on the line of credit was $138 million and $250 million, respectively, and the weighted average interest rate was 2.27% and 1.81%, respectively. Letters of credit and standby letters of credit totaling $30 million and $34 million were outstanding at July 1, 2017, and July 2, 2016, respectively. The daily average outstanding amount of total letters of credit during the six months ended July 1, 2017, and July 2, 2016, was $10 million and $13 million, respectively.

CABELA’S INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Tables are in Thousands Except Share and Per Share Amounts)
(Unaudited)

The Company also has an unsecured $20 million Canadian (“CAD”) revolving credit facility for its operations in Canada. Borrowings are payable on demand with interest payable monthly. This credit facility permits the issuance of letters of credit up to $10 million CAD in the aggregate, which reduces the overall available credit limit. There were no amounts outstanding at July 1, 2017, December 31, 2016, or July 2, 2016.
At July 1, 2017, the Company was in compliance with the financial covenant requirements of its $775 million credit agreement with a fixed charge coverage ratio of 7.80 to 1 (minimum requirement is 2.00 to 1), a leverage ratio of 1.62 to 1 (requirement is no more than 3.00 to 1), and a consolidated net worth that was $700 million in excess of the minimum, as defined in the agreement. At July 1, 2017, the Company was in compliance with all financial covenants under its credit agreements and unsecured notes. We anticipate that we will continue to be in compliance with all financial covenants under our credit agreements and unsecured senior notes through at least the next 12 months.
7.     IMPAIRMENT AND RESTRUCTURING CHARGES

Impairment and restructuring charges consisted of the following for the periods presented:

	Three Months Ended		Six Months Ended
	July 1, 2017	July 2, 2016	July 1, 2017	July 2, 2016

Impairment losses relating to:
Property, equipment, and other assets	$—	$454	$—	$454
Impairment losses on other property	—	—	904	141
Accumulated amortization of deferred grant income	63	—	63	—
	63	454	967	595
Restructuring charges for severance and related benefits	766	505	2,269	3,336
Total	$829	$959	$3,236	$3,931
Impairment – We evaluate the recoverability of economic development bonds (“EDB”), property (including existing store locations and future retail store sites), equipment, goodwill, other property, and other intangibles whenever indicators of impairment exist.
The following impairment losses were recognized in 2017:

•
In the second quarter of 2017, we received information on one of the EDBs that indicated the actual property tax revenues associated with the property would be lower than previously projected. Therefore, the related discounted cash flows indicated that the fair value of the EDB was below its respective carrying value, with the decline in fair value deemed to be other than temporary. This resulted in a fair value adjustment totaling $1.6 million that reduced the carrying value of the EDB. Accordingly, deferred grant income was also reduced by $1.6 million due to the other than temporary impairment losses recognized on these bonds. The reduction in deferred grant income resulted in an increase in depreciation expense of $0.1 million which was included in impairment and restructuring charges in the consolidated statements of income for 2017.

•
An impairment loss of $1 million on a parcel of unimproved land based on a sales contract in the six months ended July 1, 2017. After the impairment loss was recognized, the carrying value of this particular property was $10 million.

CABELA’S INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Tables are in Thousands Except Share and Per Share Amounts)
(Unaudited)

The following impairment losses were recognized in 2016:

•
An impairment loss of $0.5 million on a property based on a sales contract in the three months ended July 2, 2016. The value of the property adjusted for selling costs was $0.3 million and its carrying value was $0.8 million.

•
An impairment loss of $0.1 million on a parcel of unimproved land based on a sales contract in the six months ended July 2, 2016. The value of the property adjusted for selling costs was $1.3 million and its carrying value was $1.4 million.

All these impairment losses were recognized in the Merchandising segment. Local economic trends, government regulations, and other restrictions where we own properties may impact management projections that could change undiscounted cash flows in future periods which could trigger possible future write downs.

Restructuring Charges – In the three and six month periods ended July 1, 2017, and July 2, 2016, we incurred charges for severance and related benefits primarily attributable to our corporate restructuring and reduction in the number of personnel. These charges for all periods were recognized in the Merchandising segment.
The activity relating to the liability for these severance benefits, which was included in accrued expenses and other liabilities in our condensed consolidated balance sheets, is summarized in the following table for the periods presented:

	Three Months Ended		Six Months Ended
	July 1, 2017	July 2, 2016	July 1, 2017	July 2, 2016

Balance, beginning of period	$2,206	$3,731	$1,043	$2,799
Charges for severance and related benefits	766	505	2,269	3,336
Payments	(1,575)	(1,710)	(1,915)	(3,609)
Balance, end of period	$1,397	$2,526	$1,397	$2,526
8.     INCOME TAXES

The effective income tax rate was 43.6% and 42.0% for the three and six months ended July 1, 2017, compared to 39.3% and 38.3% for the three and six months ended July 2, 2016.

Unrecognized tax benefits totaled $71 million at July 1, 2017, $68 million at December 31, 2016, and $69 million at July 2, 2016, and were included in other long-term liabilities in our condensed consolidated balance sheets. The changes compared to the balances at July 2, 2016, were due primarily to our assessments of uncertain tax positions related to prior period tax positions and settlement of our 2007 and 2008 Internal Revenue Service examinations. Since the Company is routinely under audit by various taxing authorities, it is reasonably possible that the amount of unrecognized tax benefits will change during the next 12 months. However, we do not expect the change, if any, to have a material effect on the Company’s consolidated financial condition or results of operations within the next 12 months.

CABELA’S INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Tables are in Thousands Except Share and Per Share Amounts)
(Unaudited)

9.     COMMITMENTS AND CONTINGENCIES

The Company leases various buildings, computer and other equipment, and storage space under operating leases which expire on various dates through January 2041. Rent expense on these leases, as well as other month to month rentals, was $6 million and $11 million in the three and six months ended July 1, 2017, compared to $5 million and $11 million in the three and six months ended July 2, 2016.
The following is a schedule of future minimum rental payments under operating leases at July 1, 2017:

For the six months ending December 30, 2017	$11,702
For the fiscal years ending:
2018	22,161
2019	21,652
2020	21,615
2021	21,243
Thereafter	265,538
Total	$363,911
The Company leases nine retail stores and owns 25 stores subject to ground leases. Certain of these leases include tenant allowances that are amortized over the life of the lease. No tenant allowances were received in the six months ended July 1, 2017, or July 2, 2016. The Company does not expect to receive any tenant allowances under leases during the remainder of fiscal year 2017.
We have entered into real estate purchase, construction, and/or economic incentive agreements for various new retail store site locations. At July 1, 2017, we estimated we had total cash commitments of approximately $45 million outstanding for projected expenditures related to the development, construction, and completion of new retail stores. This amount excludes any estimated costs associated with new stores where the Company does not have a commitment as of July 1, 2017. We expect to fund these estimated capital expenditures over the next 12 months with funds from operations and borrowings.
In the past, we have received grant funding in exchange for commitments, such as assurance of agreed employment and wage levels at the retail store or that the retail store will remain open, made by us to the state or local government providing the funding. If we failed to maintain the commitments during the applicable period, the funds received may have to be repaid or other adverse consequences may arise, which could affect the Company’s cash flows and profitability. The total amount of grant funding subject to a specific contractual remedy was $24 million and $43 million at July 1, 2017, and July 2, 2016. No grant funding subject to contractual remedy was received in the six months ended July 1, 2017, or July 2, 2016. At July 1, 2017, and December 31, 2016, we had recorded $1 million in the condensed consolidated balance sheets relating to these grants (classified as long-term liabilities). At July 2, 2016, we had recorded $17 million in the condensed consolidated balance sheets relating to these grants with $16 million in current liabilities and $1 million in long-term liabilities.
The Company operates an open account document instructions program, which provides for Cabela’s-issued letters of credit. We had obligations to pay participating vendors $87 million, $49 million, and $66 million at July 1, 2017, December 31, 2016, and July 2, 2016, respectively.
The Financial Services segment enters into financial instruments with off-balance sheet risk in the normal course of business through the origination of unsecured credit card loans. Unsecured credit card accounts are commitments to extend credit and totaled $40 billion at July 1, 2017, and $36 billion at December 31, 2016, and July 2, 2016, respectively. These commitments are in addition to any current outstanding balances of a cardholder. Unsecured credit card loans involve, to varying degrees, elements of credit risk in excess of the amount recognized in the condensed consolidated balance sheets. The principal amounts of these instruments reflect the Financial Services segment’s maximum related exposure. The Financial Services segment has the right to reduce or cancel the available lines of credit at any time, and has not experienced, and does not anticipate, that all customers will exercise the entire available line of credit at any given point in time.

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
From June 7, 2017, through June 14, 2017, several putative class action lawsuits were filed in the United States District Court for the District of Delaware in connection with the Merger, and were subsequently consolidated under the caption In re Cabela’s Inc. Shareholder Litigation, Consolidated C.A. No. 1:17-cv-00698-RGA (the “Merger Litigation”).  The Merger Litigation named as defendants the Company and the members of the Company’s board of directors, and alleged that the definitive proxy statement filed on June 5, 2017 (the “Proxy Statement”) in connection with the Merger was false and misleading.  On June 8, 2017, one of the plaintiffs in the Merger Litigation moved to enjoin the stockholder vote on the Merger until such time as the defendants made certain supplemental disclosures as identified by the plaintiff.  The Company believes that the claims asserted in the Merger Litigation were without merit.  However, in order to moot the plaintiffs’ unmeritorious disclosure claims, alleviate the costs, risks, and uncertainties inherent in litigation, and provide additional information to its stockholders, on June 22, 2017, the Company voluntarily supplemented the Proxy Statement through the filing of a Form 8-K.  The same day, in light of the supplemental disclosures, the plaintiff withdrew his motion for preliminary injunction.  On July 27, 2017, the Court entered the parties’ stipulation of voluntary dismissal of the Merger Litigation.

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

10.     STOCK-BASED COMPENSATION PLANS AND EMPLOYEE BENEFIT PLANS

Stock-Based Compensation – The Company recognized total stock-based compensation expense of $5 million and $11 million for the three and six months ended July 1, 2017, and $6 million and $13 million for the three and six months ended July 2, 2016. Compensation expense related to the Company’s stock-based payment awards is recognized in selling, distribution, and administrative expenses in the condensed consolidated statements of income. At July 1, 2017, the total unrecognized deferred stock-based compensation balance for all equity awards issued, net of expected forfeitures, was $19 million, net of tax, which is expected to be amortized over a weighted average period of 2.0 years.

Employee Stock Plans – Since June 5, 2013, all awards are granted under the Cabela’s Incorporated 2013 Stock Plan (the “2013 Stock Plan”) and have a term of no greater than ten years from the grant date and become exercisable under the vesting schedule determined at the time of grant. As of July 1, 2017, the maximum number of shares available for awards under the 2013 Stock Plan was 2,072,683. As of July 1, 2017, there were 1,393,273 awards outstanding under the 2013 Stock Plan and 823,707 awards outstanding under the Cabela’s Incorporated 2004 Stock Plan. To the extent available, we will issue treasury shares for the exercise of stock options before issuing new shares.

During the six months ended July 1, 2017, there were 297,271 options exercised. The aggregate intrinsic value of all awards exercised was $27 million and $31 million during the six months ended July 1, 2017, and July 2, 2016, respectively. Based on the Company’s closing stock price of $59.42 at July 1, 2017, the total number of in-the-money awards exercisable as of July 1, 2017, was 946,384.

Pursuant to the terms of the Merger Agreement, without the prior written consent of Bass Pro Group, no option awards or stock unit awards may be granted under the 2013 Stock Plan beginning on or after October 3, 2016. Accordingly, during the six months ended July 1, 2017, there were no option awards and no stock unit awards granted.

CABELA’S INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Tables are in Thousands Except Share and Per Share Amounts)
(Unaudited)

Employee Stock Purchase Plan – Pursuant to the terms of the Merger Agreement, no shares may be purchased under the Cabela’s Incorporated 2013 Employee Stock Purchase Plan with respect to offering periods beginning on or after October 3, 2016. At July 1, 2017, there were 1,738,226 shares of common stock authorized and available for issuance.

11.	STOCKHOLDERS’ EQUITY AND DIVIDEND RESTRICTIONS

Retained Earnings – The most significant restrictions on the payment of dividends by the Company to stockholders are contained within the covenants under its revolving credit and unsecured senior notes purchase agreements. Also, Nebraska banking laws govern the amount of dividends that WFB can pay to Cabela’s. On March 31, 2017, WFB paid a dividend of $50 million to Cabela’s. At July 1, 2017, the Company had unrestricted retained earnings of $215 million available for dividends. However, the Company has never declared or paid any cash dividends on its common stock.
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
Accumulated Other Comprehensive Loss – The components of accumulated other comprehensive loss, net of related taxes, are as follows for the periods ended:

	July 1, 2017	December 31, 2016	July 2, 2016

Accumulated net unrealized holding gains on economic development bonds	$11,526	$8,103	$11,761
Cumulative foreign currency translation adjustments	(45,006)	(54,025)	(44,549)
Total accumulated other comprehensive loss	$(33,480)	$(45,922)	$(32,788)
Treasury Stock – On September 1, 2015, we announced that our Board of Directors approved a share repurchase program authorizing the Company to repurchase up to $500 million of its common stock over a two-year period. This authorization was in addition to the standing annual authorization to repurchase shares to offset dilution resulting from equity-based awards issued under the Company’s equity compensation plans. This share repurchase program does not obligate us to repurchase any outstanding shares of our common stock, and the program may be limited or terminated at any time. We did not engage in any stock repurchase activity in the six months ended July 1, 2017, or July 2, 2016. As of July 1, 2017, up to $426 million of authorization to repurchase our common stock remained under this program.
Pursuant to the terms of the Merger Agreement, the Company generally may not repurchase shares of its common stock, except in connection with the exercise of outstanding stock options or the settlement of restricted stock unit awards. As a result, the Company does not anticipate repurchasing any further shares under this program.
The following table reconciles the Company’s treasury stock activity for the periods presented.

	Three Months Ended		Six Months Ended
	July 1, 2017	July 2, 2016	July 1, 2017	July 2, 2016

Balance, beginning of period	2,689,590	3,351,162	3,092,764	3,776,305
Treasury shares issued on exercise of stock options and share-based payment awards	(24,049)	(221,224)	(427,223)	(646,367)
Balance, end of period	2,665,541	3,129,938	2,665,541	3,129,938

CABELA’S INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Tables are in Thousands Except Share and Per Share Amounts)
(Unaudited)

12.     EARNINGS PER SHARE

The following table reconciles the weighted average number of shares utilized in the earnings per share calculations for the periods presented.

	Three Months Ended		Six Months Ended
	July 1, 2017	July 2, 2016	July 1, 2017	July 2, 2016

Common shares – basic	68,914,407	68,388,426	68,777,332	68,168,772
Effect of incremental dilutive securities:
Stock options and nonvested stock units	438,042	520,977	554,972	631,208
Common shares – diluted	69,352,449	68,909,403	69,332,304	68,799,980

Stock options outstanding considered anti-dilutive excluded from calculation	871,503	1,287,951	968,859	1,511,148
13.     SUPPLEMENTAL CASH FLOW INFORMATION

The following table sets forth non-cash financing and investing activities and other cash flow information for the six months ended:

	July 1, 2017	July 2, 2016
Non-cash financing and investing activities:
Accrued property and equipment additions (1)	$7,020	$5,941

Other cash flow information:
Interest paid (2)	$66,975	$68,230
Capitalized interest	(682)	(2,284)
Interest paid, net of capitalized interest	$66,293	$65,946
Income taxes paid, net of refunds	$10,255	$21,845

(1)	Accrued property and equipment additions are recognized in the condensed consolidated statements of cash flows in the period they are paid.

(2)	Includes interest paid by the Financial Services segment totaling $51 million and $39 million, respectively.

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

CABELA’S INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Tables are in Thousands Except Share and Per Share Amounts)
(Unaudited)

Under an Intercompany Agreement, the Financial Services segment pays to the Merchandising segment a fixed license fee that includes 70 basis points on all originated charge volume of the Cabela’s CLUB Visa credit card portfolio. Among other items, the agreement also requires the Financial Services segment to reimburse the Merchandising segment for certain promotional costs, which are recorded as a reduction to Financial Services segment revenue and as a reduction to merchandise costs associated with the Merchandising segment. In addition, if the total risk-based capital ratio of WFB is greater than 13% at any quarter end, the Financial Services segment must pay an additional license fee to the Merchandising segment equal to 50% of the amount that the total risk-based capital ratio exceeds 13%. No additional license fee was paid in either the six months ended July 1, 2017, or July 2, 2016.

Financial information for our two segments is presented in the following table for the periods presented:

		Financial Services
Three Months Ended July 1, 2017:	Merchandising		Total

Merchandise sales	$737,384	$—	$737,384
Non-merchandise revenue:
Financial Services	—	141,686	141,686
Other	5,862	—	5,862
Total revenue before intersegment eliminations	743,246	141,686	884,932
Intersegment revenue eliminated in consolidation	—	5,510	5,510
Total revenue as reported	$743,246	$147,196	$890,442

Operating income (loss)	$(4,414)	$61,459	$57,045
Operating income (loss) as a percentage of revenue	(0.6)%	43.4%	6.4%
Depreciation and amortization	$36,854	$1,321	$38,175
Assets	2,958,890	5,677,303	8,636,193
Property and equipment additions including accrued amounts	22,704	68	22,772

Three Months Ended July 2, 2016:

Merchandise sales	$786,203	$—	$786,203
Non-merchandise revenue:
Financial Services	—	129,662	129,662
Other	8,613	—	8,613
Total revenue before intersegment eliminations	794,816	129,662	924,478
Intersegment revenue eliminated in consolidation	—	5,419	5,419
Total revenue as reported	$794,816	$135,081	$929,897

Operating income	$18,024	$49,685	$67,709
Operating income as a percentage of revenue	2.3%	38.3%	7.3%
Depreciation and amortization	$38,551	$435	$38,986
Assets	3,112,758	5,652,501	8,765,259
Property and equipment additions including accrued amounts	36,259	412	36,671

CABELA’S INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Tables are in Thousands Except Share and Per Share Amounts)
(Unaudited)

		Financial Services
Six Months Ended July 1, 2017:	Merchandising		Total

Merchandise sales	$1,415,405	$—	$1,415,405
Non-merchandise revenue:
Financial Services	—	286,922	286,922
Other	12,731	—	12,731
Total revenue before intersegment eliminations	1,428,136	286,922	1,715,058
Intersegment revenue eliminated in consolidation	—	10,273	10,273
Total revenue as reported	$1,428,136	$297,195	$1,725,331

Operating income (loss)	$(34,485)	$130,043	$95,558
Operating income (loss) as a percentage of revenue	(2.4)%	45.3%	5.5%
Depreciation and amortization	$73,695	$2,778	$76,473
Assets	2,958,890	5,677,303	8,636,193
Property and equipment additions including accrued amounts	48,617	111	48,728

Six Months Ended July 2, 2016:

Merchandise sales	$1,506,118	$—	$1,506,118
Non-merchandise revenue:
Financial Services	—	265,658	265,658
Other	12,537	—	12,537
Total revenue before intersegment eliminations	1,518,655	265,658	1,784,313
Intersegment revenue eliminated in consolidation	—	10,246	10,246
Total revenue as reported	$1,518,655	$275,904	$1,794,559

Operating income	$1,629	$110,436	$112,065
Operating income as a percentage of revenue	0.1%	41.6%	6.2%
Depreciation and amortization	$73,845	$851	$74,696
Assets	3,112,758	5,652,501	8,765,259
Property and equipment additions including accrued amounts	90,663	628	91,291

CABELA’S INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Tables are in Thousands Except Share and Per Share Amounts)
(Unaudited)

The components and amounts of total revenue for the Financial Services segment were as follows for the periods presented:

	Three Months Ended		Six Months Ended
	July 1, 2017	July 2, 2016	July 1, 2017	July 2, 2016

Interest and fee income	$171,938	$141,180	$336,582	$280,928
Interest expense	(27,283)	(20,929)	(53,603)	(40,802)
Provision for loan losses	(45,246)	(32,404)	(76,332)	(55,224)
Net interest income, net of provision for loan losses	99,409	87,847	206,647	184,902
Non-interest income:
Interchange income	105,792	104,841	200,158	199,837
Other non-interest income	959	875	1,716	1,545
Total non-interest income	106,751	105,716	201,874	201,382
Less: Customer rewards costs	(58,964)	(58,482)	(111,326)	(110,380)
Financial Services revenue	$147,196	$135,081	$297,195	$275,904
The following table sets forth the percentage of our merchandise revenue contributed by major product categories for our Merchandising segment for the periods presented:

	Three Months Ended (1)		Six Months Ended (1)
	July 1, 2017	July 2, 2016	July 1, 2017	July 2, 2016

Hunting Equipment	40.4%	41.2%	45.7%	45.9%
General Outdoors	43.1	42.0	36.7	36.2
Clothing and Footwear	16.5	16.8	17.6	17.9
Total	100.0%	100.0%	100.0%	100.0%
(1) There were some hierarchy changes between the major product categories in the three months ended July 1, 2017. Prior period percentages of our merchandise revenue contributed by major product categories have been updated accordingly for comparison purposes.

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

At July 1, 2017, the financial instruments subject to fair value measurements carried on our condensed consolidated balance sheets consisted of economic development bonds (included in other assets) and were classified as Level 3 for valuation purposes. There were no transfers in or out of Levels 1, 2, or 3 for the six months ended July 1, 2017, and July 2, 2016.

CABELA’S INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Tables are in Thousands Except Share and Per Share Amounts)
(Unaudited)

In the second quarter of 2017, we received information on one of the economic development bonds that indicated the actual property tax revenues associated with the property would be lower than previously projected. Therefore, the related discounted cash flows indicated that the fair value of the EDB was below its respective carrying value, with the decline in fair value deemed to be other than temporary. This resulted in a fair value adjustment totaling $1.6 million that reduced the carrying value of the EDB. Accordingly, deferred grant income was also reduced by $1.6 million due to the other than temporary impairment losses recognized on these bonds. The reduction in deferred grant income resulted in an increase in depreciation expense of $0.1 million which was included in impairment and restructuring charges in the consolidated statements of income for three months ended July 1, 2017. We did not have any other than temporary fair value adjustments in the three months ended July 2, 2016.
The table below presents the estimated fair values of the Company’s financial instruments that are not carried at fair value on our condensed consolidated balance sheets at the periods indicated. The fair values of all financial instruments listed below were estimated based on internally developed models or methodologies utilizing observable inputs (Level 2).

	July 1, 2017		December 31, 2016		July 2, 2016
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value

Financial Assets:
Credit card loans, net	$5,425,509	$5,425,509	$5,579,575	$5,579,575	$5,062,226	$5,062,226

Financial Liabilities:
Time deposits	1,099,067	1,100,027	1,168,857	1,171,001	1,196,873	1,215,001
Secured variable funding obligations of the Trust	1,395,000	1,395,000	420,000	420,000	—	—
Secured obligations of the Trust (1)	2,473,500	2,472,652	3,578,500	3,559,438	3,833,500	3,843,397
Long-term debt (1)	664,189	681,177	752,830	772,311	911,189	936,137

(1)	Balances do not include related debt issuance costs as a direct deduction from such balances.

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

This report contains “forward-looking statements” that are based on our beliefs, assumptions, and expectations of future events, taking into account the information currently available to us. All statements other than statements of current or historical fact contained in this report are forward-looking statements within the meaning of the Private Securities Litigation Reform Act. The words “believe,” “may,” “should,” “anticipate,” “estimate,” “expect,” “intend,” “objective,” “seek,” “plan,” “confident,” and similar statements are intended to identify forward-looking statements. Forward-looking statements involve risks and uncertainties that may cause our actual results, performance, or financial condition to differ materially from the expectations of future results, performance, or financial condition we express or imply in any forward-looking statements. These risks and uncertainties include, but are not limited to:

•
the satisfaction of the conditions precedent to the consummation of the proposed merger by and among Bass Pro Group, LLC, Prairie Merger Sub, Inc., a wholly owned subsidiary of Bass Pro Group, LLC, and the Company, including, without limitation, the receipt of regulatory approval;

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

•
other risks, relevant factors, and uncertainties identified in our filings with the Securities and Exchange Commission (“SEC”) (including the information set forth in the “Risk Factors” section of our Annual Report on Form 10-K for the fiscal year ended December 31, 2016, and in Part II, Item 1A, of our Quarterly Report on Form 10-Q for the first quarter ended April 1, 2017), which filings are available at the SEC’s website at www.sec.gov.

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

Critical Accounting Policies and Use of Estimates

Our critical accounting policies and use of estimates utilized in the preparation of the condensed consolidated financial statements as of July 1, 2017, remain unchanged from December 31, 2016.

Merger Agreement

On October 3, 2016, the Company entered into an Agreement and Plan of Merger (the “Original Merger Agreement”), by and among Bass Pro Group, LLC, a Delaware limited liability company (“Bass Pro Group”), Prairie Merger Sub, Inc., a Delaware corporation and a wholly owned subsidiary of Bass Pro Group (“Sub”), and the Company. On April 17, 2017, the Company entered into an Amendment to the Agreement and Plan of Merger, dated as of April 17, 2017 (the “Merger Agreement Amendment”), by and among the Company, Parent, and Sub (the Original Merger Agreement, as amended by the Merger Agreement Amendment and as otherwise amended from time to time, the “Merger Agreement”). On July 11, 2017, the Company’s stockholders also adopted and approved the Merger Agreement. The Merger Agreement provides for the merger of Sub with and into the Company, on the terms and subject to the conditions set forth in the Merger Agreement (the “Merger”), with the Company continuing as the surviving corporation in the Merger. As a result of the Merger, the Company would become a wholly owned subsidiary of Bass Pro Group.

Additionally, on April 17, 2017, and in connection with the Merger Agreement Amendment, the Company entered into (i) a Framework Agreement (the “Bank Framework Agreement”), by and among the Company, WFB, Synovus Bank, a Georgia state member bank (“Synovus”), Capital One Bank (USA), National Association, a national banking association (“Capital One”) and an affiliate of Capital One, National Association, a national banking association (“CONA”), and, solely for the purposes set forth therein, CONA, (ii) an Asset and Deposit Purchase Agreement, (the “Synovus Bank Asset Purchase Agreement”), by and among the Company, WFB and Synovus, and (iii) an Asset Purchase Agreement (the “Capital One Bank Asset Purchase Agreement” and, together with the Synovus Bank Asset Purchase Agreement, the “Bank Asset Purchase Agreements” and, together with the Synovus Bank Asset Purchase Agreement and the Bank Framework Agreement, the “Related Bank Transactions”), by and among the Company, WFB, and Capital One, which amended and restated the Sale and Purchase Agreement, dated as of October 3, 2016, by and among the Company, WFB, and CONA, and continue to provide for the sale of substantially all of the business of WFB in connection with the closing of the Merger.

Pursuant to the Related Bank Transactions and an Asset Purchase Agreement entered into between Synovus and Capital One on the same date, by way of three transactions, (1) Synovus has agreed to acquire assets and assume liabilities of WFB, which collectively constitute substantially all of the business of WFB, (2) Capital One has agreed to acquire certain other assets and assume certain other liabilities of WFB, and (3) immediately following the transaction referred to in the foregoing clause (1), Synovus has agreed to sell and assign to Capital One, and Capital One has agreed to acquire and assume, certain of such assets and liabilities acquired and assumed by Synovus from WFB, such that Synovus retains all deposits of WFB and certain other assets and liabilities relating to deposits of WFB and Capital One acquires the assets and liabilities relating to the Cabela’s CLUB co-branded credit card accounts and equity interests in certain securitization funding vehicles.

For additional information related to the Merger Agreement, the Bank Framework Agreement, and related transactions, refer to Part II, Item 1A, of our Quarterly Report on Form 10-Q for the first quarter ended April 1, 2017, our Current Reports on Form 8-K filed with the SEC on October 7, 2016, November 29, 2016, December 30, 2016, April 18, 2017, June 22, 2017, June 26, 2017, July 5, 2017, and July 12, 2017, and subsequent filings, and Note 2 “Merger Agreement” of the Notes to Condensed Consolidated Financial Statements.

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
Results on the following strategic focus areas of the Company – (i) improve top-line sales, (ii) increase bottom-line profits, (iii) retail store expansion, and (iv) grow the CLUB, are discussed below and in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” – “Six Months Ended July 1, 2017, Compared to July 2, 2016.”
We operate 86 stores, including the Gainesville, Virginia; store that we opened on March 9, 2017. We now have 75 stores located in the United States and 11 in Canada. Our total retail square footage is now 8.6 million square feet, which represents a 1% increase compared to our 8.5 million of retail square feet at the end of 2016. For the remainder of 2017, we plan to open three additional new stores in the following locations: Chesterfield Township, Michigan; El Paso, Texas; and Albuquerque, New Mexico. We are currently evaluating store locations and new stores to open beyond 2017, and we have announced plans to open a new store in Halifax, Nova Scotia, Canada.

Comparisons and analysis of selected financial data are presented below for the following periods:

	Three Months Ended
	July 1, 2017	July 2, 2016	Increase (Decrease)	% Change

	(Dollars in Thousands Except Earnings Per Diluted Share)
Revenue:
Merchandise sales	$737,384	$786,203	$(48,819)	(6.2)%
Financial Services	147,196	135,081	12,115	9.0
Other revenue	5,862	8,613	(2,751)	(31.9)
Total revenue	$890,442	$929,897	$(39,455)	(4.2)%

Operating income	$57,045	$67,709	$(10,664)	(15.7)%

Net income	$28,348	$37,759	$(9,411)	(24.9)%

Earnings per diluted share	$0.41	$0.55	$(0.14)	(25.5)%

	Six Months Ended
	July 1, 2017	July 2, 2016	Increase (Decrease)	% Change

	(Dollars in Thousands Except Earnings Per Diluted Share)
Revenue:
Merchandise sales	$1,415,405	$1,506,118	$(90,713)	(6.0)%
Financial Services	297,195	275,904	21,291	7.7
Other revenue	12,731	12,537	194	1.5
Total revenue	$1,725,331	$1,794,559	$(69,228)	(3.9)%

Operating income	$95,558	$112,065	$(16,507)	(14.7)%

Net income	$47,411	$60,648	$(13,237)	(21.8)%

Earnings per diluted share	$0.68	$0.88	$(0.20)	(22.7)%

Revenues in the three months ended July 1, 2017, totaled $890 million, a decrease of $39 million, or 4.2%, compared to the three months ended July 2, 2016. Merchandise sales decreased $49 million comparing the respective periods with the most significant factors contributing to the decrease as follows:

•
Comparable store sales on a consolidated basis for the three months ended July 1, 2017, decreased $57 million, or 9.3%, compared to the three months ended July 2, 2016. The decrease in comparable store sales comparing the respective periods was driven by a decrease in the number of transactions of 11.8%, partially offset by an increase in the average sales per transaction of 2.4%.

Comparable store sales results for our stores in the United States, which exclude Canada results and the impact of foreign currency exchange rate fluctuations, decreased $55 million or 9.7%, compared to the three months ended July 2, 2016, primarily due to a decrease in the hunting equipment product category.

•	An increase of $15 million due to the addition of new retail stores.

•
A decrease of $6 million, or 3.9%, in Internet and catalog sales, which was due to decreases in the clothing and footwear and general outdoor product categories, partially offset by an increase in the hunting equipment product category.

Revenues in the six months ended July 1, 2017, totaled $1.7 billion, a decrease of $69 million, or 3.9%, compared to the six months ended July 2, 2016. Merchandise sales decreased $91 million comparing the respective periods with the most significant factors contributing to the decrease as follows:

•
Comparable store sales on a consolidated basis for the six months ended July 1, 2017, decreased $105 million, or 9.1%, compared to the six months ended July 2, 2016. The decrease in comparable store sales comparing the respective periods was driven by a decrease in the number of transactions of 11.0%, partially offset by an increase in the average sales per transaction of 1.8%.

Comparable store sales results for our stores in the United States, which exclude Canada results and the impact of foreign currency exchange rate fluctuations, decreased $101 million or 9.4%, compared to the six months ended July 2, 2016, primarily due to a decrease in the hunting equipment product category.

•	An increase of $48 million due to the addition of new retail stores.

•	A decrease of $25 million, or 8.5%, in Internet and catalog sales, which was due to decreases in all major product categories.

•
A net decrease of $7 million primarily attributable to adjustments in the allowance for Retail store sales returns that were estimated at the time merchandise sales were recognized based upon the Company’s evaluation of anticipated merchandise sales returns.

Financial Services revenue increased $12 million, or 9.0%, in the three months ended July 1, 2017, compared to the three months ended July 2, 2016, and $21 million, or 7.7%, in the six months ended July 1, 2017, compared to the six months ended July 2, 2016. The increases in Financial Services revenue were primarily due to increases in interest and fee income, offset by increases in provision for loan losses and interest expense. The increase in interest and fee income was primarily due to increases in credit card loans and increases in late fees. The increase in the provision for loan losses was due to increases in loan delinquencies and, to a lesser extent, growth in the average outstanding balance of credit card loans. The increase in interest expense was due to increases in debt as a result of financing the growth of receivables and liquidity needs.
Merchandise gross profit decreased $18 million, or 6.9%, in the three months ended July 1, 2017, compared to the three months ended July 2, 2016, and $37 million, or 7.5%, in the six months ended July 1, 2017, compared to the six months ended July 2, 2016 primarily due to a decrease in merchandise sales.
Merchandise gross profit as a percentage of merchandise sales decreased 20 basis points to 32.7% in the three months ended July 1, 2017, compared to the three months ended July 2, 2016, and 50 basis points to 32.1% in the six months ended July 1, 2017, compared to the six months ended July 2, 2016. The small decrease was attributable to an increase in sales discounts and promotional activity.

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

Accordingly, to supplement the following discussions related to SD&A expenses; SD&A expenses as a percentage of total revenue; impairment and restructuring charges; operating income; operating income as a percentage of total revenue; operating income of the Merchandising segment; operating income of the Merchandising segment as a percentage of total Merchandising segment revenue; operating income of the Financial Services segment; and operating income of the Financial Services segment as a percentage of total Financial Services segment revenue presented in accordance with GAAP, we are providing non-GAAP adjusted financial measures of operating results that exclude certain items, which are presented below both as GAAP reported and non-GAAP financial measures excluding:

•
consulting fees and certain other expenses primarily related to our corporate restructuring initiatives and the pending merger totaling $11 million, and $5 million for the three months ended July 1, 2017, and July 2, 2016, and $18 million, and $8 million for the six months ended July 1, 2017, and July 2, 2016;

•	a charge recognized on a settlement totaling $4 million relating to a lawsuit in California state court (a “lawsuit settlement”) for the six months ended July 2, 2016;

•
charges related to the early extinguishment of certain certificates of deposit totaling $0 million for the three months ended July 1, 2017, and July 2, 2016, and $1 million for the six months ended July 1, 2017, and July 2, 2016; and

•	impairment and restructuring charges totaling $1 million for the three months ended July 1, 2017, and $3 million for the six months ended July 1, 2017.

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

The following table reconciles these financial measures to the related GAAP adjusted financial measures for the periods presented.

	Reconciliation of GAAP Reported to Non-GAAP Adjusted Financial Measures (1)
	Three Months Ended
	July 1, 2017			July 2, 2016
	GAAP Basis as Reported	Non-GAAP Adjustments	Non-GAAP Amounts	GAAP Basis as Reported	Non-GAAP Adjustments	Non-GAAP Amounts

	(Dollars in Thousands)
SD&A expenses (2)	$335,693	$(10,538)	$325,155	$329,682	$(4,592)	$325,090
SD&A expenses as a percentage of total revenue	37.7%	(1.2)%	36.5%	35.5%	(0.5)%	35.0%
Impairment and restructuring charges (3)	$829	$(829)	$—	$959	$(959)	$—
Operating income (2) (3)	$57,045	$11,367	$68,412	$67,709	$5,551	$73,260
Operating income as a percentage of total revenue	6.4%	1.3%	7.7%	7.3%	0.6%	7.9%
Merchandising segment:
Operating income (loss) (2) (3)	$(4,414)	$11,367	$6,953	$18,024	$5,551	$23,575
Operating income (loss) as a percentage of total segment revenue	(0.6)%	1.5%	0.9%	2.3%	0.7%	3.0%
Financial Services segment:
Operating income (2)	$61,459	$—	$61,459	$49,685	$—	$49,685
Operating income as a percentage of total segment revenue	43.4%	—%	43.4%	38.3%	—%	38.3%

	Reconciliation of GAAP Reported to Non-GAAP Adjusted Financial Measures (1)
	Six Months Ended
	July 1, 2017			July 2, 2016
	GAAP Basis as Reported	Non-GAAP Adjustments	Non-GAAP Amounts	GAAP Basis as Reported	Non-GAAP Adjustments	Non-GAAP Amounts

	(Dollars in Thousands Except Earnings Per Share)
SD&A expenses (2)	$663,550	$(19,766)	$643,784	$658,871	$(12,095)	$646,776
SD&A expenses as a percentage of total revenue	38.5%	(1.1)%	37.4%	36.7%	(0.7)%	36.0%
Impairment and restructuring charges (3)	$3,236	$(3,236)	$—	$3,931	$(3,931)	$—

Operating income (2) (3)	$95,558	$23,002	$118,560	$112,065	$16,026	$128,091
Operating income as a percentage of total revenue	5.5%	1.3%	6.8%	6.2%	0.9%	7.1%
Merchandising segment:
Operating income (loss) (2) (3)	$(34,485)	$21,659	$(12,826)	$1,629	$16,026	$17,655
Operating income (loss) as a percentage of total segment revenue	(2.4)%	1.5%	(0.9)%	0.1%	1.1%	1.2%
Financial Services segment:
Operating income (2)	$130,043	$1,343	$131,386	$110,436	$—	$110,436
Operating income as a percentage of total segment revenue	45.3%	0.5%	45.8%	41.6%	—%	41.6%

(1)
The presentation includes non-GAAP financial measures. These non-GAAP financial measures are not prepared under any comprehensive set of accounting rules or principles, and do not reflect all of the amounts associated with the Company’s results of operations as determined in accordance with GAAP.

(2)	Consists of the following for the respective periods:

	Three Months Ended		Six Months Ended
	July 1, 2017	July 2, 2016	July 1, 2017	July 2, 2016

Consulting fees and certain other expenses primarily related to the Company’s corporate restructuring initiative and the pending merger	$10,538	$4,592	$18,423	$8,245
Charge related to a lawsuit settlement	—	—	—	3,850
Charges related to the early extinguishment of certain certificates of deposit	—	—	1,343	—
	$10,538	$4,592	$19,766	$12,095

(3)	Consists of the following for the respective periods:

	Three Months Ended		Six Months Ended
	July 1, 2017	July 2, 2016	July 1, 2017	July 2, 2016

Charges for employee severance agreements and termination benefits related to the Company’s corporate restructuring and reduction in the number of personnel	$766	$505	$2,269	$3,336
Impairment losses on other property	—	—	904	141
Impairment losses on property, equipment, and other assets	—	454	—	454
Accumulated amortization of deferred grant income relating to fair value adjustments on economic development bonds	63	—	63	—
	$829	$959	$3,236	$3,931

SD&A expenses increased $6 million in the three months ended July 1, 2017, compared to the three months ended July 2, 2016, primarily due to increases in professional fees, contract labor, and equipment costs, partially offset by decreases in employee compensation, benefits, bonus, and travel expenses. A significant portion of the increase in SD&A expenses was due to expenses directly related to the Company’s corporate restructuring initiative and the pending merger. Additionally, the increase in contract labor, offset by a decrease in employee compensation, was a result of our shift to outsourcing some of our contact center employees. Operating expenses increased $6 million comparing the respective periods, and the operating expenses as a percentage of total revenue increased 220 basis points. On a non-GAAP basis, excluding the impact of certain expenses, as reflected in the table above entitled “Reconciliation of GAAP Reported to Non-GAAP Adjusted Financial Measures,” SD&A expenses increased $0.1 million comparing the respective periods, and as a percentage of total revenue, increased 150 basis points in the three months ended July 1, 2017, compared to the three months ended July 2, 2016.

SD&A expenses increased $5 million in the six months ended July 1, 2017, compared to the six months ended July 2, 2016, primarily due to increases in contract labor, professional fees, equipment costs and depreciation, partially offset by decreases in employee compensation, benefits, bonus, marketing expenses, and travel expenses. A significant portion of the increase in SD&A expenses was due to expenses directly related to the Company’s corporate restructuring initiative and the pending merger. Additionally, the increase in contract labor, offset by a decrease in employee compensation, was a result of our shift to outsourcing some of our contact center employees. Operating expenses increased $5 million comparing the respective periods, and the operating expenses as a percentage of total revenue increased 180 basis points primarily due to a decrease in merchandise sales. On a non-GAAP basis, excluding the impact of certain expenses, as reflected in the table above entitled “Reconciliation of GAAP Reported to Non-GAAP Adjusted Financial Measures,” SD&A expenses decreased $3 million comparing the respective periods, and as a percentage of total revenue, increased 140 basis points in the six months ended July 1, 2017, compared to the six months ended July 2, 2016.

In the second half of 2015, we launched a major multi-year corporate restructuring project, which continued throughout 2016 and into 2017, aimed at lowering the Company’s operating expense base to increase our return on invested capital. We have identified numerous meaningful savings opportunities across the Company, including information technology process improvement, indirect procurement, retail labor optimization, merchandise sourcing, retail support functions, and supply chain enhancements, some of which we have already implemented. As we focus on expense management controls consistent with our multi-year corporate restructuring project, we plan to continue our omni-channel initiatives, our Cabela’s branded product investments, and our retail expansion. We will continue to manage our operating costs accordingly through fiscal year 2017 and beyond.

Operating income decreased $11 million in the three months ended July 1, 2017, compared to the three months ended July 2, 2016, and $17 million in the six months ended July 1, 2017, compared to the six months ended July 2, 2016. Operating income as a percentage of total revenue decreased 90 basis points in the three months ended July 1, 2017, compared to the three months ended July 2, 2016, and decreased 70 basis points in the six months ended July 1, 2017, compared to the six months ended July 2, 2016. The decreases in operating income were primarily attributable to decreases in our merchandise gross profit, partially offset by increases in revenue from our Financial Services segment and a decrease in impairment and restructuring charges. On a non-GAAP basis, excluding the impact of certain expenses and charges, as reflected in the table above entitled “Reconciliation of GAAP Reported to Non-GAAP Adjusted Financial Measures,” operating income decreased $5 million, and operating income as a percentage of total revenue decreased 20 basis points, comparing the three months ended July 1, 2017, to the three months ended July 2, 2016, and operating income decreased $10 million, and operating income as a percentage of total revenue decreased 30 basis points, comparing the six months ended July 1, 2017, to the six months ended July 2, 2016.

The following summarizes the operating results of our business segments. For a more detailed discussion, see “Results of Operations - Three Months Ended July 1, 2017, Compared to July 2, 2016” and “Results of Operations - Six Months Ended July 1, 2017, Compared to July 2, 2016.”

Our Merchandising segment business is seasonal in nature and interim results may not be indicative of results for the full year. Due to buying patterns around the holidays and the opening of hunting seasons, our merchandise revenue is traditionally higher in the third and fourth quarters than in the first and second quarters, and we typically earn a disproportionate share of our operating income in the fourth quarter. Because of our retail store expansion, and fixed costs associated with retail stores, our quarterly operating income may be further impacted by these seasonal fluctuations. Comparing Merchandising segment results in the three and six months ended July 1, 2017, to the three and six months ended July 2, 2016:

•	total merchandise sales and other revenue decreased $52 million, or 6.5%, and $91 million, or 6.0%, respectively;

•	operating income decreased $22 million, and $36 million, respectively; and

•	operating income as a percentage of Merchandising segment revenue decreased 290 basis points, and 250 basis points respectively.
On a non-GAAP basis, excluding the impact of certain expenses and charges as reflected in the table above entitled “Reconciliation of GAAP Reported to Non-GAAP Adjusted Financial Measures,” the Merchandising segment operating income decreased $17 million, to $7 million, comparing the three months ended July 1, 2017, to the three months ended July 2, 2016, and operating income (loss) decreased $30 million, to $(13) million, comparing the six months ended July 1, 2017, to the six months ended July 2, 2016. On a non-GAAP basis, operating income as a percentage of Merchandising segment revenue decreased 210 basis points, to 0.9%, and operating income (loss) as a percentage of Merchandising segment revenue decreased 210 basis points, to (0.9)%, comparing the respective three- and six-month periods.
Cabela’s CLUB continues to manage its credit card delinquencies and charge-offs through active account management. Comparing Cabela’s CLUB results in the three and six months ended July 1, 2017, to the three and six months ended July 2, 2016:

•
the average number of active accounts increased 1.6% and 2.0%, to 2.1 million, in both the three- and six-month periods, and the average balance per active account increased $183, and $192, respectively;

•	the average balance of our credit card loans increased 9.2% and 10.1%, to $5.4 billion in both the three- and six-month periods;

•	net purchases on credit card accounts increased 1.7%, and 1.4%, to $5.5 billion, and $10.4 billion, respectively; and

•	net charge-offs as a percentage of average credit card loans increased 99 basis points, to 3.12%, and 96 basis points, to 3.15%, respectively.

During the six months ended July 1, 2017, the Financial Services segment issued $95 million in certificates of deposit.

Operations Review
Our operating results expressed as a percentage of revenue were as follows for the three months ended July 1, 2017, and July 2, 2016, each of which consisted of 13 weeks, and for the six months ended July 1, 2017, and July 2, 2016, each of which consisted of 26 weeks.

	Three Months Ended		Six Months Ended
	July 1, 2017	July 2, 2016	July 1, 2017	July 2, 2016

Revenue	100.00%	100.00%	100.00%	100.00%
Cost of revenue (exclusive of depreciation and amortization)	55.80	57.16	55.81	56.82
Gross profit (exclusive of depreciation and amortization)	44.20	42.84	44.19	43.18
Selling, distribution, and administrative expenses	37.70	35.46	38.46	36.72
Impairment and restructuring charges	0.09	0.10	0.19	0.22
Operating income	6.41	7.28	5.54	6.24
Other income (expense):
Interest expense, net	(0.86)	(0.89)	(0.89)	(0.98)
Other income, net	0.10	0.30	0.09	0.21
Total other income (expense), net	(0.76)	(0.59)	(0.81)	(0.77)
Income before provision for income taxes	5.65	6.69	4.73	5.47
Provision for income taxes	2.46	2.63	1.99	2.09
Net income	3.19%	4.06%	2.74%	3.38%

Results of Operations - Three Months Ended July 1, 2017, Compared to July 2, 2016

Revenues
Comparisons and analysis of our revenues are presented below for the three months ended:

	July 1, 2017		July 2, 2016		Increase (Decrease)	% Change
		%		%
	(Dollars in Thousands)

Merchandise	$737,384	82.8%	$786,203	84.6%	$(48,819)	(6.2)%
Financial Services	147,196	16.5	135,081	14.5	12,115	9.0
Other	5,862	0.7	8,613	0.9	(2,751)	(31.9)
Total	$890,442	100.0%	$929,897	100.0%	$(39,455)	(4.2)
Merchandise Sales – Comparisons and analysis of our merchandise sales are presented below for the three months ended:

	July 1, 2017		July 2, 2016		Increase (Decrease)	% Change
		%		%
	(Dollars in Thousands)

Retail store sales	$601,665	81.6%	$644,932	82.0%	$(43,267)	(6.7)%
Internet and catalog sales	135,719	18.4	141,271	18.0	(5,552)	(3.9)
Total merchandise sales	$737,384	100.0%	$786,203	100.0%	$(48,819)	(6.2)

Product Sales Mix – The following table sets forth the percentage of our merchandise revenue contributed by major product categories for our Merchandising segment for the three months ended:

	Three Months Ended (1)
	July 1, 2017	July 2, 2016

Hunting Equipment	40.4%	41.2%
General Outdoors	43.1	42.0
Clothing and Footwear	16.5	16.8
Total	100.0%	100.0%
(1) There were some hierarchy changes between the major product categories in the three months ended July 1, 2017. Prior period percentages of our merchandise revenue contributed by major product categories have been updated accordingly for comparison purposes.
Merchandise sales decreased $49 million, or 6.2%, in the three months ended July 1, 2017, compared to the three months ended July 2, 2016, primarily due to decreases in Internet and catalog sales of $6 million and $57 million in comparable store sales, partially offset by an increase in revenue from the addition of new retail stores of $15 million.

Comparable store sales and analysis, calculated on a shift-adjusted calendar basis, are presented below for the three months ended:

	July 1, 2017	July 2, 2016	Increase (Decrease)	% Change
	(Dollars in Thousands)

Comparable store sales on a consolidated basis	$554,234	$611,214	$(56,980)	(9.3)%
Comparable store sales - United States stores only	516,285	571,486	(55,201)	(9.7)
Comparable store sales on a constant currency basis (1)				(9.1)

(1) Reflects the elimination of fluctuations in foreign currency exchange rates.
The net decrease in comparable store sales of $57 million was due to decreases of $9 million in the clothing and footwear product category, $16 million in the general outdoors product category, and $32 million in the hunting equipment product category. The decrease in comparable store sales on a consolidated basis comparing the respective periods was driven by a decrease in the number of transactions of 11.8%, partially offset by an increase in the average sales per transaction of 2.4%.
Internet and catalog sales decreased $6 million, or 3.9%, to $136 million, in the three months ended July 1, 2017, compared to the three months ended July 2, 2016. The net decrease was primarily due to decreases of approximately $6 million in the clothing and footwear product category and $2 million in the general outdoors product category, partially offset by an increase of $3 million in the hunting equipment product category.
Financial Services Revenue – The following table sets forth the components of Financial Services revenue for the three months ended:

	July 1, 2017	July 2, 2016	Increase (Decrease)	% Change
	(Dollars in Thousands)

Interest and fee income	$171,938	$141,180	$30,758	21.8%
Interest expense	(27,283)	(20,929)	6,354	30.4
Provision for loan losses	(45,246)	(32,404)	12,842	39.6
Net interest income, net of provision for loan losses	99,409	87,847	11,562	13.2
Non-interest income:
Interchange income	105,792	104,841	951	0.9
Other non-interest income	959	875	84	9.6
Total non-interest income	106,751	105,716	1,035	1.0
Less: Customer rewards costs	(58,964)	(58,482)	482	0.8
Financial Services revenue	$147,196	$135,081	$12,115	9.0
Financial Services revenue increased $12 million, or 9.0%, for the three months ended July 1, 2017, compared to the three months ended July 2, 2016. The increase in interest and fee income of $31 million was due to increases in credit card loans and increases in late fees. The increase in the provision for loan losses of $13 million was due to increases in loan delinquencies and, to a lesser extent, growth in the average outstanding balance of credit card loans. The increase in interest expense of $6 million was due to increases in debt as a result of financing the growth of receivables and liquidity needs.

The following table sets forth the components of Financial Services revenue as a percentage of average total credit card loans, including any accrued interest and fees, for the three months ended:

	July 1, 2017	July 2, 2016

Interest and fee income	12.7%	11.4%
Interest expense	(2.0)	(1.7)
Provision for loan losses	(3.3)	(2.6)
Interchange income	7.8	8.4
Other non-interest income	—	0.1
Customer rewards costs	(4.3)	(4.7)
Financial Services revenue	10.9%	10.9%

Key statistics reflecting the performance of Cabela’s CLUB are shown in the following chart for the three months ended:

	July 1, 2017	July 2, 2016	Increase (Decrease)	% Change
	(Dollars in Thousands Except Average Balance per Active Account )

Average balance of credit card loans (1)	$5,423,286	$4,964,603	$458,683	9.2%
Average number of active credit card accounts	2,074,159	2,041,783	32,376	1.6
Average balance per active credit card account (1)	$2,615	$2,432	$183	7.5
Purchases on credit card accounts, net	5,510,132	5,419,361	90,771	1.7
Net charge-offs on credit card loans (1)	42,339	26,490	15,849	59.8
Net charge-offs as a percentage of average credit card loans (1)	3.12%	2.13%	0.99%

(1) Includes accrued interest and fees.
The average balance of credit card loans increased to $5.4 billion, or 9.2%, for the three months ended July 1, 2017, compared to the three months ended July 2, 2016, due to an increase in the number of active accounts and the average balance per account. We define an active credit card account as any account with an outstanding debit or credit balance at the end of any respective month. The average number of active accounts increased to 2.1 million, or 1.6%, compared to the three months ended July 2, 2016, due to our successful marketing efforts in new account acquisitions. Net charge-offs as a percentage of average credit card loans increased to 3.12% for the three months ended July 1, 2017, up 99 basis points compared to the three months ended July 2, 2016, primarily due to increases in delinquencies and, to a lesser extent, an increase in the average balance of credit card loans.
See “Asset Quality of Cabela’s CLUB” in this report for additional information on trends in delinquencies and non-accrual loans and analysis of our allowance for loan losses.

Other Revenue

Other revenue was $6 million in the three months ended July 1, 2017, compared to $9 million in the three months ended July 2, 2016, with the decrease primarily due to decreases in real estate sales revenues.

Merchandise Gross Profit

Comparisons and analysis of our merchandise gross profit on merchandise sales are presented below for the three months ended:

	July 1, 2017	July 2, 2016	Increase (Decrease)	% Change
	(Dollars in Thousands)

Merchandise sales	$737,384	$786,203	$(48,819)	(6.2)%
Merchandise gross profit	241,024	258,794	(17,770)	(6.9)
Merchandise gross profit as a percentage of merchandise sales	32.7%	32.9%	(0.2)%

 Merchandise gross profit decreased $18 million, or 6.9%, to $241 million in the three months ended July 1, 2017, compared to the three months ended July 2, 2016, primarily due to decreases in sales, increased price discounts, and promotional activity. Our merchandise gross profit as a percentage of merchandise sales decreased 20 basis points to 32.7% in the three months ended July 1, 2017, compared to the three months ended July 2, 2016. The small decrease was attributable to an increase in sales discounts and promotional activity.

Selling, Distribution, and Administrative Expenses

Comparisons and analysis of our SD&A expenses are presented below for the three months ended:

	July 1, 2017	July 2, 2016	Increase (Decrease)	% Change
	(Dollars in Thousands)

SD&A expenses	$335,693	$329,682	$6,011	1.8%
SD&A expenses as a percentage of total revenue	37.7%	35.5%	2.2%
Retail store pre-opening costs	$732	$1,816	$(1,084)	(59.7)
Non-GAAP amounts:
SD&A expenses on a non-GAAP basis	$325,155	$325,090	$65	—%
SD&A expenses as a percentage of total revenue on a non-GAAP basis	36.5%	35.0%	1.5%
SD&A expenses increased $6 million, or 1.8%, in the three months ended July 1, 2017, compared to the three months ended July 2, 2016, and increased 220 basis points comparing the respective periods to 37.7% as a percentage of total revenue. SD&A expenses increased primarily due to increases in professional fees, contract labor, and equipment costs, partially offset by decreases in employee compensation, benefits, bonus, and travel expenses. A significant portion of the increase in SD&A expenses was due to expenses directly related to the Company’s corporate restructuring initiative and the pending merger. Additionally, the increase in contract labor, offset by a decrease in employee compensation, was a result of our shift to outsourcing some of our contact center employees.
On a non-GAAP basis, excluding the impact of certain expenses, as reflected in the table in the Executive Overview section of this report entitled “Reconciliation of GAAP Reported to Non-GAAP Adjusted Financial Measures,” SD&A expenses increased $0.1 million comparing the respective periods, and as a percentage of total revenue, increased 150 basis points in the three months ended July 1, 2017, compared to the three months ended July 2, 2016.
The most significant changes in SD&A expenses in the three months ended July 1, 2017, compared to the three months ended July 2, 2016, related to specific business segments, included:

Merchandising Segment:

•	A decrease of $9 million in employee compensation and bonus primarily due to our corporate restructuring project aimed at lowering the Company’s operating expenses.

•	An increase of $3 million in contract labor.

•
An increase of $4 million in equipment costs and depreciation primarily due to additional costs from increases in the number of new stores and the operations and maintenance of our existing retail stores and corporate offices.

•	An increase of $7 million in professional fees primarily due to the company’s corporate restructuring initiative and the pending merger.

Financial Services Segment:

•	An increase of $2 million in contract labor primarily due to increases in third party call center and collection agency expenses.

Impairment and Restructuring Charges

In the three months ended July 1, 2017, and in the three months ended July 2, 2016, we recognized impairment losses and incurred restructuring charges totaling $1 million. Both the impairment losses and restructuring charges were recognized in the Merchandising segment. For more information see Note 7 “Impairment and Restructuring Charges” of the Notes to Condensed Consolidated Financial Statements.
Operating Income

Comparisons and analysis of operating income are presented below for the three months ended:

	July 1, 2017	July 2, 2016	Increase (Decrease)	% Change
	(Dollars in Thousands)

Operating income	$57,045	$67,709	$(10,664)	(15.7)%
Operating income as a percentage of total revenue	6.4%	7.3%	(0.9)%

Operating income (loss) by business segment:
Merchandising	$(4,414)	$18,024	$(22,438)	(124.5)
Financial Services	61,459	49,685	11,774	23.7

Operating income (loss) as a percentage of segment revenue:
Merchandising	(0.6)%	2.3%	(2.9)%
Financial Services	43.4	38.3	5.1

Non-GAAP amounts:
Operating income on a non-GAAP basis	$68,412	$73,260	$(4,848)	(6.6)
Operating income as a percentage of total revenue on a non-GAAP basis	7.7%	7.9%	(0.2)%

Operating income (loss) by business segment on a non-GAAP basis:
Merchandising	$6,953	$23,575	$(16,622)	(70.5)
Financial Services	61,459	49,685	11,774	23.7

Operating income (loss) as a percentage of segment revenue on a non-GAAP basis:
Merchandising	0.9%	3.0%	(2.1)%
Financial Services	43.4	38.3	5.1

Total operating income decreased $11 million, or 15.7%, in the three months ended July 1, 2017, compared to the three months ended July 2, 2016. The net decrease in operating income was primarily attributable to decreases in our merchandise gross profit and increases in consolidated operating expenses. On a non-GAAP basis, excluding the impact of certain expenses and charges, as reflected in the table in the Executive Overview section of this report entitled “Reconciliation of GAAP Reported to Non-GAAP Adjusted Financial Measures,” operating income decreased $5 million, and total operating income as a percentage of total revenue decreased 20 basis points, comparing the three months ended July 1, 2017, to the three months ended July 2, 2016.
The Merchandising segment operating income (loss) decreased $22 million, to $(4) million, comparing the three months ended July 1, 2017, to the three months ended July 2, 2016, and operating income as a percentage of Merchandising segment revenue decreased 290 basis points, to (0.6)%. The net decrease in the Merchandising segment operating income was primarily due to a decrease in our merchandise gross profit. On a non-GAAP basis, excluding the impact of certain expenses and charges as reflected in the table in the Executive Overview section of this report entitled “Reconciliation of GAAP Reported to Non-GAAP Adjusted Financial Measures,” the Merchandising segment operating income decreased $17 million, to $7 million, comparing the three months ended July 1, 2017, to the three months ended July 2, 2016. On a non-GAAP basis, operating income as a percentage of Merchandising segment revenue decreased 210 basis points, to 0.9%, comparing the respective three-month periods.
The Financial Services segment operating income increased $12 million, to $61 million, comparing the three months ended July 1, 2017, to the three months ended July 2, 2016, and operating income as a percentage of Financial Services segment revenue increased 510 basis points, to 43.4%. The net increase in the Financial Services operating income was primarily due to an increase in interest and fee income. There were no differences between GAAP and non-GAAP operating income for the the three months ended July 1, 2017 and July 2, 2016.
Under an Intercompany Agreement, described more fully in Note 14 “Segment Reporting” of the Notes to Condensed Consolidated Financial Statements, the Financial Services segment pays a license fee to the Merchandising segment and, among other items, reimburses the Merchandising segment for certain promotional costs. Total fees paid under this Intercompany Agreement by the Financial Services segment to the Merchandising segment decreased $2 million in the three months ended July 1, 2017, compared to the three months ended July 2, 2016.

Interest (Expense) Income, Net

Interest expense, net of interest income, was $8 million in both the three months ended July 1, 2017, and the three months ended July 2, 2016.

Other Non-Operating Income, Net

Other non-operating income was $1 million in the three months ended July 1, 2017, compared to $3 million in the three months ended July 2, 2016.

Provision for Income Taxes

Our effective tax rate was 43.6% for the three months ended July 1, 2017, compared to 39.3% for the three months ended July 2, 2016. Our effective tax rate increased comparing the respective periods primarily due to increases in nondeductible transaction expenses associated with the Bass Pro merger, an increase in prior period uncertain tax positions, tax adjustments attributable to changes in the mix of taxable income between the United States and foreign tax jurisdictions, and state income taxes.

Results of Operations - Six Months Ended July 1, 2017, Compared to July 2, 2016

Revenues

Comparisons and analysis of our revenues are presented below for the six months ended:

	July 1, 2017		July 2, 2016		Increase (Decrease)	% Change
		%		%
	(Dollars in Thousands)

Merchandise	$1,415,405	82.0%	$1,506,118	83.9%	$(90,713)	(6.0)%
Financial Services	297,195	17.2	275,904	15.4	21,291	7.7
Other	12,731	0.8	12,537	0.7	194	1.5
Total	$1,725,331	100.0%	$1,794,559	100.0%	$(69,228)	(3.9)%
Merchandise Sales – Comparisons and analysis of our merchandise sales are presented below for the six months ended:

	July 1, 2017		July 2, 2016		Increase (Decrease)	% Change
		%		%
	(Dollars in Thousands)

Retail store sales	$1,143,617	80.8%	$1,209,137	80.3%	$(65,520)	(5.4)%
Internet and catalog sales	271,788	19.2	296,981	19.7	(25,193)	(8.5)
Total merchandise sales	$1,415,405	100.0%	$1,506,118	100.0%	$(90,713)	(6.0)%
Product Sales Mix – The following table sets forth the percentage of our merchandise sales contributed by major product categories for our Merchandising segment for the six months ended:

	Six Months Ended (1)
	July 1, 2017	July 2, 2016

Hunting Equipment	45.7%	45.9%
General Outdoors	36.7	36.2
Clothing and Footwear	17.6	17.9
Total	100.0%	100.0%

(1) There were some hierarchy changes between the major product categories in the three months ended July 1, 2017. Prior period percentages of our merchandise revenue contributed by major product categories have been updated accordingly for comparison purposes.
Merchandise sales decreased $91 million, or 6.0%, in the six months ended July 1, 2017, compared to the six months ended July 2, 2016, primarily due to decreases of $105 million in comparable store sales, $25 million in Internet and catalog sales, and $7 million primarily attributable to adjustments in the allowance for Retail store sales returns, partially offset by an increase of $48 million in revenue from the addition of new retail stores.

Comparable store sales and analysis are presented below for the six months ended:

	July 1, 2017	July 2, 2016	Increase (Decrease)	% Change
	(Dollars in Thousands)

Comparable store sales on a consolidated basis	$1,042,444	$1,146,991	$(104,547)	(9.1)%
Comparable store sales - United States stores only	977,385	1,078,834	(101,449)	(9.4)
Comparable store sales on a constant currency basis (1)				(9.1)

(1) Reflects the elimination of fluctuations in foreign currency exchange rates.
The net decrease in comparable store sales of $105 million for the six months ended July 1, 2017, compared to the six months ended July 2, 2016, was due to decreases of approximately $61 million in the hunting equipment product category, $27 million in the general outdoors product category, and $16 million in the clothing and footwear product category. The decrease in comparable store sales on a consolidated basis comparing the respective periods was driven by a decrease in the number of transactions of 11.0%, partially offset by an increase in the average sales per transaction of 1.8%.
For fiscal year 2017, we are continuing to monitor and take steps that are needed to respond to a number of consumer-related factors that may impact our planned growth in comparable store sales on an annual basis. These steps include the timing of discounts offered and promotional events to meet consumer preferences or actions taken by our competitors, including demand for firearms and ammunition, which can be very volatile based on current events as well as potential future government regulation. We also are working closely with our vendors and actively managing our inventory levels to ensure that we have an adequate quantity and assortment of products available to meet any such consumer-related factors. In addition, we are focused on outfitter knowledge and training to provide the winning combination of quality, value, and service to our customers.
Internet and catalog sales decreased $25 million, or 8.5%, to $272 million, in the six months ended July 1, 2017, compared to the six months ended July 2, 2016. The net decrease was primarily due to decreases of approximately $12 million in the clothing and footwear product category, $10 million in the general outdoors product category, and $3 million in the hunting equipment product category.
Financial Services Revenue – The following table sets forth the components of Financial Services revenue for the six months ended:

	July 1, 2017	July 2, 2016	Increase (Decrease)	% Change
	(Dollars in Thousands)

Interest and fee income	$336,582	$280,928	$55,654	19.8%
Interest expense	(53,603)	(40,802)	12,801	31.4
Provision for loan losses	(76,332)	(55,224)	21,108	38.2
Net interest income, net of provision for loan losses	206,647	184,902	21,745	11.8
Non-interest income:
Interchange income	200,158	199,837	321	0.2
Other non-interest income	1,716	1,545	171	11.1
Total non-interest income	201,874	201,382	492	0.2
Less: Customer rewards costs	(111,326)	(110,380)	946	0.9
Financial Services revenue	$297,195	$275,904	$21,291	7.7%
Financial Services revenue increased $21 million, or 7.7%, for the six months ended July 1, 2017, compared to the six months ended July 2, 2016. The increase in interest and fee income of $56 million was primarily due to increases in credit card loans and increases in late fees. The increase in the provision for loan losses of $21 million was due to increases in loan delinquencies and, to a lesser extent, growth in the average outstanding balance of credit card loans. The increase in interest expense of $13 million was due to increases in debt as a result of financing the growth of receivables and liquidity needs.

The following table sets forth the components of Financial Services revenue as a percentage of average total credit card loans, including any accrued interest and fees, for the six months ended:

	July 1, 2017	July 2, 2016

Interest and fee income	12.4%	11.4%
Interest expense	(2.0)	(1.7)
Provision for loan losses	(2.8)	(2.2)
Interchange income	7.4	8.1
Other non-interest income	0.1	0.1
Customer rewards costs	(4.1)	(4.5)
Financial Services revenue	11.0%	11.2%
Key statistics reflecting the performance of Cabela’s CLUB are shown in the following chart for the six months ended:

	July 1, 2017	July 2, 2016	Increase (Decrease)	% Change
	(Dollars in Thousands Except Average Balance per Active Account )

Average balance of credit card loans (1)	$5,412,522	$4,916,180	$496,342	10.1%
Average number of active credit card accounts	2,074,465	2,033,919	40,546	2.0
Average balance per active credit card account (1)	$2,609	$2,417	$192	7.9
Purchases on credit card accounts, net	10,389,328	10,245,980	143,348	1.4
Net charge-offs on credit card loans (1)	85,291	53,863	31,428	58.3
Net charge-offs as a percentage of average credit card loans (1)	3.15%	2.19%	0.96%

(1) Includes accrued interest and fees.
The average balance of credit card loans increased to $5.4 billion, or 10.1%, for the six months ended July 1, 2017, compared to the six months ended July 2, 2016, due to increases in the number of active accounts and the average balance per account. We define an active credit card account as any account with an outstanding debit or credit balance at the end of any respective month. The average number of active accounts increased to 2.1 million, or 2.0%, in the six months ended July 1, 2017, compared to the six months ended July 2, 2016, due to our successful marketing efforts in new account acquisitions. Net charge-offs as a percentage of average credit card loans increased to 3.15% in the six months ended July 1, 2017, up 96 basis points compared to the six months ended July 2, 2016, primarily due to increases in loan delinquencies and, to a lesser extent, an increase in the average balance of credit card loans.
See “Asset Quality of Cabela’s CLUB” in this report for additional information on trends in delinquencies and non-accrual loans and analysis of our allowance for loan losses.

Other Revenue

Other revenue was $13 million in both the six months ended July 1, 2017, and in the six months ended July 2, 2016.

Merchandise Gross Profit
Comparisons and analysis of our merchandise gross profit on merchandise sales are presented below for the six months ended:

	July 1, 2017	July 2, 2016	Increase (Decrease)	% Change
	(Dollars in Thousands)

Merchandise sales	$1,415,405	$1,506,118	$(90,713)	(6.0)%
Merchandise gross profit	453,963	490,717	(36,754)	(7.5)
Merchandise gross profit as a percentage of merchandise sales	32.1%	32.6%	(0.5)%
Merchandise gross profit decreased $37 million, or 7.5%, to $454 million in the six months ended July 1, 2017, compared to the six months ended July 2, 2016, primarily due to a decrease in merchandise sales. Our merchandise gross margin as a percentage of merchandise sales decreased 50 basis points to 32.1% in the six months ended July 1, 2017, compared to the six months ended July 2, 2016. The small decrease was attributable to an increase in sales discounts and promotional activity.
Selling, Distribution, and Administrative Expenses

Comparisons and analysis of our SD&A expenses are presented below for the six months ended:

	July 1, 2017	July 2, 2016	Increase (Decrease)	% Change
	(Dollars in Thousands)

SD&A expenses	$663,550	$658,871	$4,679	0.7%
SD&A expenses as a percentage of total revenue	38.5%	36.7%	1.8%
Retail store pre-opening costs	$1,055	$5,666	$(4,611)	(81.4)
Non-GAAP amounts:
SD&A expenses on a non-GAAP basis	$643,784	$646,776	$(2,992)	(0.5)%
SD&A expenses as a percentage of total revenue on a non-GAAP basis	37.4%	36.0%	1.4%
SD&A expenses increased $5 million, or 0.7%, in the six months ended July 1, 2017, compared to the six months ended July 2, 2016, and increased 180 basis points comparing the respective periods to 38.5% as a percentage of total revenue. SD&A expenses increased primarily due to increases in contract labor, professional fees, equipment costs and depreciation, partially offset by decreases in employee compensation, benefits, bonus, marketing expenses, and travel expenses. A significant portion of the increase in SD&A expenses was due to expenses directly related to the Company’s corporate restructuring initiative and the pending merger. Additionally, the increase in contract labor, offset by a decrease in employee compensation, was a result of our shift to outsourcing some of our contact center employees.
On a non-GAAP basis, excluding the impact of certain costs, as reflected in the table in the Executive Overview section of this report entitled “Reconciliation of GAAP Reported to Non-GAAP Adjusted Financial Measures,” SD&A expenses decreased $3 million comparing the respective periods, and as a percentage of total revenue, increased 140 basis points in the six months ended July 1, 2017, compared to the six months ended July 2, 2016.

The most significant changes in SD&A expenses in the six months ended July 1, 2017, compared to the six months ended July 2, 2016, related to specific business segments, included:
Merchandising Segment:

•	A decrease of $21 million in employee compensation, bonus, benefits, and travel expenses primarily due to our corporate restructuring project aimed at lowering the Company’s operating expenses.

•	A decrease of $3 million in advertising and promotional costs.

•	An increase of $6 million in contract labor.

•
An increase of $7 million in equipment costs and depreciation primarily due to additional costs from increases in the number of new stores and the operations and maintenance of our existing retail stores and corporate offices.

•	An increase of $7 million in professional fees primarily due to the company’s corporate restructuring initiative and the pending merger.

Financial Services Segment:

•	An increase of $5 million in contract labor primarily due to increases in third party call center and collection agency expenses.

•	An increase of $1 million associated with the early extinguishment of certain certificates of deposit.

Impairment and Restructuring Charges
In the six months ended July 1, 2017, and July 2, 2016, we recognized impairment losses and incurred restructuring charges totaling $3 million and $4 million, respectively. Both the impairment losses and restructuring charges were recognized in the Merchandising segment. For more information see Note 7 “Impairment and Restructuring Charges” of the Notes to Condensed Consolidated Financial Statements.

Operating Income

Comparisons and analysis of operating income are presented below for the six months ended:

	July 1, 2017	July 2, 2016	Increase (Decrease)	% Change
	(Dollars in Thousands)

Operating income	$95,558	$112,065	$(16,507)	(14.7)%
Operating income as a percentage of total revenue	5.5%	6.2%	(0.7)%

Operating income (loss) by business segment:
Merchandising	$(34,485)	$1,629	$(36,114)	(2,216.9)
Financial Services	130,043	110,436	19,607	17.8

Operating income (loss) as a percentage of segment revenue:
Merchandising	(2.4)%	0.1%	(2.5)%
Financial Services	45.3	41.6	3.7

Non-GAAP amounts:
Operating income on a non-GAAP basis	$118,560	$128,091	$(9,531)	(7.4)
Operating income as a percentage of total revenue on a non-GAAP basis	6.8%	7.1%	(0.3)%

Operating income (loss) by business segment on a non-GAAP basis:
Merchandising	$(12,826)	$17,655	$(30,481)	(172.6)
Financial Services	131,386	110,436	20,950	19.0

Operating income (loss) as a percentage of segment revenue on a non-GAAP basis:
Merchandising	(0.9)%	1.2%	(2.1)%
Financial Services	45.8	41.6	4.2
Total operating income decreased $17 million, or 14.7%, in the six months ended July 1, 2017, compared to the six months ended July 2, 2016, and total operating income as a percentage of total revenue decreased 70 basis points. The net decrease in operating income was primarily attributable to decreases in our merchandise gross profit, partially offset by increases in revenue from our Financial Services segment. On a non-GAAP basis, excluding the impact of certain costs and charges, as reflected in the table in the Executive Overview section of this report entitled “Reconciliation of GAAP Reported to Non-GAAP Adjusted Financial Measures,” operating income decreased $10 million, and total operating income as a percentage of total revenue decreased 30 basis points, comparing the six months ended July 1, 2017, to the six months ended July 2, 2016.
The Merchandising segment operating income (loss) decreased $36 million, to $(34) million, comparing the six months ended July 1, 2017, to the six months ended July 2, 2016, and operating income (loss) as a percentage of Merchandising segment revenue decreased 250 basis points, to (2.4)%. The net decrease in the Merchandising segment operating income (loss) was primarily due to a decrease in our merchandise gross profit. On a non-GAAP basis, excluding the impact of certain expenses and charges as reflected in the table in the Executive Overview section of this report entitled “Reconciliation of GAAP Reported to Non-GAAP Adjusted Financial Measures,” the Merchandising segment operating income (loss) decreased $30 million, to $(13) million, comparing the six months ended July 1, 2017, to the six months ended July 2, 2016. On a non-GAAP basis, operating income (loss) as a percentage of Merchandising segment revenue decreased 210 basis points, to (0.9)%, comparing the respective six-month periods.

The Financial Services segment operating income increased $20 million, to $130 million, comparing the six months ended July 1, 2017, to the six months ended July 2, 2016, and operating income as a percentage of Financial Services segment revenue increased 370 basis points, to 45.3%. The net increase in the Financial Services operating income was primarily due to an increase in interest and fee income. On a non-GAAP basis, excluding the impact of certain expenses and charges as reflected in the table in the Executive Overview section of this report entitled “Reconciliation of GAAP Reported to Non-GAAP Adjusted Financial Measures,” the Financial Services segment operating income increased $21 million, to $131 million, comparing the six months ended July 1, 2017, to the six months ended July 2, 2016. On a non-GAAP basis, operating income as a percentage of Financial Services segment revenue increased 420 basis points, to 45.8%, comparing the respective six-month periods.
Under an Intercompany Agreement, described more fully in Note 14 “Segment Reporting” of the Notes to Condensed Consolidated Financial Statements, the Financial Services segment pays a license fee to the Merchandising segment and, among other items, reimburses the Merchandising segment for certain promotional costs. Total fees paid under this Intercompany Agreement by the Financial Services segment to the Merchandising segment decreased $3 million in the six months ended July 1, 2017, compared to the six months ended July 2, 2016.

Interest (Expense) Income, Net

Interest expense, net of interest income, was $15 million in the six months ended July 1, 2017, compared to $18 million in the six months ended July 2, 2016. The decrease in interest expense was primarily due to a repayment of our $215 million unsecured debt in February 2016.

Other Non-Operating Income, Net
Other non-operating income was $1 million in the six months ended July 1, 2017, compared to $4 million in the six months ended July 2, 2016, primarily due to the changes in interest income.

Provision for Income Taxes
Our effective tax rate was 42.0% for the six months ended July 1, 2017, compared to 38.3% for the six months ended July 2, 2016. Our effective tax rate increased comparing the respective periods primarily due to increases in nondeductible transaction expenses associated with the Bass Pro merger, an increase in prior period uncertain tax positions, tax adjustments attributable to changes in the mix of taxable income between the United States and foreign tax jurisdictions, and state income taxes.

Asset Quality of Cabela’s CLUB

Delinquencies and Non-Accrual

The following table reports delinquencies, including any delinquent non-accrual and restructured credit card loans, as a percentage of our credit card loans, including any accrued interest and fees, in a manner consistent with our monthly external reporting at the periods ended:

	July 1, 2017	December 31, 2016	July 2, 2016
Number of days delinquent:
Greater than 30 days	1.07%	1.05%	0.84%
Greater than 60 days	0.66	0.66	0.51
Greater than 90 days	0.33	0.36	0.26
The table below shows delinquent, non-accrual, and restructured loans as a percentage of our credit card loans, including any accrued interest and fees, at the periods ended:

	July 1, 2017	December 31, 2016	July 2, 2016
Number of days delinquent and still accruing (excludes non-accrual and restructured loans which are presented below):
Greater than 30 days	1.01%	0.97%	0.76%
Greater than 60 days	0.62	0.62	0.46
Greater than 90 days	0.31	0.33	0.24

Non-accrual	0.10	0.11	0.14
Restructured	0.53	0.54	0.59

Allowance for Loan Losses and Charge-offs
The following table shows the activity in our allowance for loan losses and charge-offs for the periods presented:

	Three Months Ended		Six Months Ended
	July 1, 2017	July 2, 2016	July 1, 2017	July 2, 2016
	(Dollars in Thousands)		(Dollars in Thousands)

Balance, beginning of period	$112,095	$74,753	$118,343	$75,911
Provision for loan losses	45,246	32,404	76,332	55,224

Charge-offs	(45,635)	(29,578)	(90,710)	(59,256)
Recoveries	8,768	6,371	16,509	12,071
Net charge-offs	(36,867)	(23,207)	(74,201)	(47,185)
Balance, end of period	$120,474	$83,950	$120,474	$83,950

Net charge-offs on credit card loans	$(36,867)	$(23,207)	$(74,201)	$(47,185)
Charge-offs of accrued interest and fees (recorded as a reduction in interest and fee income)	(5,472)	(3,283)	(11,090)	(6,678)
Total net charge-offs including accrued interest and fees	$(42,339)	$(26,490)	$(85,291)	$(53,863)

Net charge-offs, including accrued interest and fees, as a percentage of average credit card loans, including accrued interest and fees	3.12%	2.13%	3.15%	2.19%
For the six months ended July 1, 2017, net charge-offs as a percentage of average credit card loans increased to 3.15%, up 96 basis points compared to 2.19% for the six months ended July 2, 2016. Net charge-offs as a percentage of average credit card loans increased primarily due to increases in loan delinquencies and, to a lesser extent, an increase in the average balance of credit card loans. For the six months ended July 1, 2017, the allowance for loan losses was increased by a $2.1 million provision adjustment as compared to an increase of an $8.0 million provision adjustment for the six months ended July 2, 2016. The $5.9 million difference in the provision adjustment increase for the six months ended July 1, 2017 as compared to the six months ended July 2, 2016 was primarily due to the reduction in balances in the ‘691 and Below’ FICO score loan segment during the six months ended July 1, 2017.

Liquidity and Capital Resources
 Overview
Our Merchandising segment and our Financial Services segment have significantly differing liquidity and capital needs. We believe that we will have sufficient capital available from cash on hand, our revolving credit facility, and other borrowing sources to fund our cash requirements and near-term growth plans for at least the next 12 months. At July 1, 2017, December 31, 2016, and July 2, 2016, cash on a consolidated basis totaled $168 million, $264 million, and $542 million, respectively, of which $98 million, $150 million, and $455 million, respectively, was cash at the Financial Services segment which is utilized to meet this segment’s liquidity requirements. We evaluate the credit markets for securitizations and certificates of deposit to determine the most cost-effective source of funds for the Financial Services segment. The terms of the Framework Agreement limit the ability of the Financial Services segment to issue certificates of deposit and to engage in variable funding and term securitization transactions under certain circumstances prior to the closing of the Related Bank Transactions. Therefore, during 2017, the Financial Services segment intends to utilize variable funding facilities. The Financial Services segment will evaluate the issuance of certificates of deposit and term securitizations in the event that consummation of the Merger does not occur. We believe that these liquidity sources are sufficient to fund the Financial Services segment’s cash requirements, including maturities and near-term growth plans.
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

Our unsecured $775 million revolving credit facility and unsecured senior notes contain certain financial covenants, including the maintenance of minimum debt coverage, a fixed charge coverage ratio, a leverage ratio, and a minimum consolidated net worth standard. In the event that we failed to comply with these covenants, a default would trigger and all principal and outstanding interest would immediately be due and payable. At July 1, 2017, and July 2, 2016, we were in compliance with all financial covenants under our credit agreements and unsecured notes. We anticipate that we will continue to be in compliance with all financial covenants under our credit agreements and unsecured senior notes through at least the next 12 months.
We have an unsecured $20 million Canadian (“CAD”) revolving credit facility for our operations in Canada. Borrowings are payable on demand with interest payable monthly. The credit facility permits the issuance of letters of credit up to $10 million CAD in the aggregate, which reduce the overall credit limit available under the credit facility.
On September 1, 2015, we announced that our Board of Directors approved a share repurchase program authorizing the Company to repurchase up to $500 million of its common stock over a two-year period. This authorization is in addition to the standing annual authorization to repurchase shares to offset dilution resulting from equity-based awards issued under the Company’s equity compensation plans. This share repurchase program does not obligate us to repurchase any outstanding shares of our common stock, and the program may be limited or terminated at any time. We did not engage in any stock repurchase activity in the three and six months ended July 1, 2017. As of July 1, 2017, up to $426 million of authorization to repurchase our common stock remained under this program. Pursuant to the terms of the Merger Agreement, the Company generally may not repurchase shares of its common stock, except in connection with the exercise of outstanding stock options or the settlement of restricted stock unit awards. As a result, the Company does not anticipate repurchasing any further shares under this program.
Financial Services Segment – We have been, and will continue to be, particularly reliant on funding from securitization transactions for the Financial Services segment. A failure to renew existing variable funding facilities or to add additional capacity on favorable terms as it becomes necessary could increase our financing costs and potentially limit our ability to grow the business of the Financial Services segment. Unfavorable conditions in the asset-backed securities markets generally, including the unavailability of commercial bank liquidity support or credit enhancements, could have a similar effect. In addition, the terms of the Framework Agreement limit the ability of the Financial Services segment to engage in variable funding and term securitization transactions under certain circumstances prior to the closing of the Related Bank Transactions. During the six months ended July 1, 2017, the Financial Services segment issued $95 million in certificates of deposit. We believe that these liquidity sources are sufficient to fund the Financial Services segment’s foreseeable cash requirements, including maturities and near-term growth plans.

The total amounts and maturities for our credit card securitizations as of July 1, 2017, were as follows:

Series	Type	Total Available Capacity	Third Party Investor Available Capacity	Third Party Investor Outstanding	Interest Rate	Expected Maturity
		(Dollars in Thousands)

2013-I	Term	$385,000	$327,250	$327,250	Fixed	February 2023
2013-II	Term	152,500	100,000	100,000	Fixed	August 2018
2013-II	Term	197,500	197,500	197,500	Floating	August 2018
2014-II	Term	60,000	—	—	Fixed	July 2019
2014-II	Term	340,000	340,000	340,000	Floating	July 2019
2015-I	Term	275,000	218,750	218,750	Fixed	March 2020
2015-I	Term	100,000	100,000	100,000	Floating	March 2020
2015-II	Term	300,000	240,000	240,000	Fixed	July 2020
2015-II	Term	100,000	100,000	100,000	Floating	July 2020
2016-I	Term	720,000	570,000	570,000	Fixed	June 2019
2016-I	Term	280,000	280,000	280,000	Floating	June 2019
Total term		2,910,000	2,473,500	2,473,500

2008-III	Variable Funding	578,035	500,000	—	Floating	(1)
2011-I	Variable Funding	1,529,412	1,300,000	950,000	Floating	(2)
2011-III	Variable Funding	1,411,765	1,200,000	445,000	Floating	(3)
Total variable		3,519,212	3,000,000	1,395,000
Total available		$6,429,212	$5,473,500	$3,868,500

(1)	Includes $200 million of notes due October 2017, and $300 million of notes due March 2018.

(2)	Includes $800 million of notes due March 2018, and $500 million of notes due March 2019.

(3)	Includes $700 million of notes due March 2018, and $500 million of notes due September 2019.

The securitized credit card loans of the Financial Services segment could experience poor performance, including increased delinquencies and credit losses, lower payment rates, or a decrease in excess spreads below certain thresholds. This could result in a downgrade or withdrawal of the ratings on the outstanding securities issued in the Financial Services segment’s securitization transactions, cause early amortization of these securities, or result in higher required credit enhancement levels. Credit card loans performed within established guidelines and no events which could trigger an early amortization occurred during the six months ended July 1, 2017, and July 2, 2016.

The Financial Services segment utilizes certificates of deposit to partially finance its operating activities. At July 1, 2017, the Financial Services segment had $1.1 billion of certificates of deposit outstanding with maturities ranging from July 2017 to July 2023 and with a weighted average effective annual fixed rate of 1.99%. This outstanding balance compares to $1.2 billion at both December 31, 2016, and July 2, 2016, with weighted average effective annual fixed rates of 1.89% and 1.92%, respectively. The terms of the Framework Agreement limit the ability of the Financial Services segment to issue additional certificates of deposit under certain circumstances prior to the closing of the Related Bank Transactions.

Operating, Investing, and Financing Activities
The following table presents changes in our cash and cash equivalents for the six months ended:

	July 1, 2017	July 2, 2016
	(In Thousands)

Net cash provided by operating activities	$255,603	$177,223
Net cash used in investing activities	(41,112)	(258,960)
Net cash provided by (used in) financing activities	(313,188)	305,042
2017 versus 2016

Operating Activities – Cash provided by operating activities increased $78 million in the six months ended July 1, 2017, compared to the six months ended July 2, 2016, primarily due to a net change of $63 million in inventories, $4 million in prepaid expenses and other current assets, $6 million in income taxes receivable, $8 million in other long-term liabilities, and $21 million in provision for loan losses. Partially offsetting these increases to operating activities was a $12 million decrease in accounts payable and accrued expenses.

Investing Activities – Cash used in investing activities decreased $218 million in the six months ended July 1, 2017, compared to the six months ended July 2, 2016, primarily due to a net change of $161 million related to our credit card loan activity from outside sources. Cash paid for property and equipment totaled $46 million in the six months ended July 1, 2017, compared to $99 million in the six months ended July 2, 2016. As of July 1, 2017, the Company estimated it had total cash commitments of approximately $45 million outstanding for projected expenditures related to the development, construction, and completion of new retail stores. We expect to fund these estimated capital expenditures over the next 12 months with cash generated from operations and borrowings.

Financing Activities – Cash used in financing activities increased $618 million in the six months ended July 1, 2017, compared to the six months ended July 2, 2016, primarily due to net increases of $283 million in net borrowings on our revolving credit facilities and $70 million in net repayments on secured obligations of the Trust by the Financial Services segment. Partially offsetting these increases were decreases of $144 million related to repayments of our unsecured debt and $387 million related to a change in time deposits.
The following table presents the borrowing activities of our merchandising business and the Financial Services segment for the six months ended:

	July 1, 2017	July 2, 2016
	(In Thousands)

Borrowings on revolving credit facilities and inventory financing, net of repayments	$(19,896)	$263,271
Secured obligations of the Trust, net of repayments	(130,000)	(60,000)
Repayments of long-term debt	(79,686)	(223,295)
Borrowings, net of repayments	$(229,582)	$(20,024)

The following table summarizes our availability under the Company’s debt and credit facilities, excluding the facilities of the Financial Services segment, at the periods ended:

	July 1, 2017	July 2, 2016
	(In Thousands)

Amounts available for borrowing under credit facilities (1)	$775,000	$775,000
Principal amounts outstanding	(106,046)	(275,000)
Outstanding letters of credit and standby letters of credit	(29,699)	(33,758)
Remaining borrowing capacity, excluding the Financial Services segment facilities	$639,255	$466,242

(1)	Consists of our revolving credit facility which expires on June 18, 2019.

We also have an unsecured $20 million CAD credit facility with no outstanding balances at both July 1, 2017, and July 2, 2016. The Financial Services segment also has total borrowing availability of $100 million under its agreements to borrow federal funds. At July 1, 2017, the entire $100 million of borrowing capacity was available.

The following table provides summary information concerning other commercial commitments at July 1, 2017:

(In Thousands)

Letters of credit (1)	$19,965
Standby letters of credit (1)	9,734
Revolving line of credit for boat and all-terrain vehicle inventory (2)	11,483
Cabela’s issued letters of credit	86,597
Total	$127,779

(1)	Our credit agreement permits the issuance of letters of credit up to $75 million and swing line loans up to $30 million.

(2)	The line of credit for boat and all-terrain vehicles financing is limited by the $775 million revolving line of credit to $75 million of secured collateral.
Our $775 million unsecured credit agreement requires us to comply with certain financial and other customary covenants, including:

•	a fixed charge coverage ratio (as defined) of no less than 2.00 to 1 as of the last day of any fiscal quarter for the most recently ended four fiscal quarters (as defined);

•	a leverage ratio (as defined) of no more than 3.00 to 1 as of the last day of any fiscal quarter; and

•	a minimum consolidated net worth standard (as defined) as of the last day of each fiscal quarter.

In addition, our unsecured senior notes contain various covenants and restrictions that are usual and customary for transactions of this type. Also, the debt agreements contain cross default provisions to other outstanding credit facilities. In the event that we failed to comply with these covenants, a default would trigger and all principal and outstanding interest would immediately be due and payable. At July 1, 2017, we were in compliance with all financial covenants under our credit agreements and unsecured notes. We anticipate that we will continue to be in compliance with all financial covenants under our credit agreements and unsecured senior notes through at least the next 12 months.

Economic Development Bonds and Grants
Economic Development Bonds – At July 1, 2017, and December 31, 2016, economic development bonds totaled $69 million, and at July 2, 2016, totaled $85 million. On a quarterly basis, we perform various procedures to analyze the amounts and timing of projected cash flows to be received from our economic development bonds. In the six months ended July 1, 2017, we recognized an impairment loss on one of the economic development bonds which resulted in an other than temporary fair value adjustment of $1.6 million. We did not recognize any other than temporary impairments in the six months ended July 2, 2016.

Grants – At July 1, 2017, and July 2, 2016, the total amount of grant funding subject to a specific contractual remedy was $24 million and $43 million, respectively. At July 1, 2017, and December 31, 2016, the amount the Company had recorded in the condensed consolidated balance sheets relating to these grants (classified as long-term liabilities) was $1 million. At July 2, 2016, we had recorded $17 million in the condensed consolidated balance sheets relating to these grants with $16 million in current liabilities and $1 million in long-term liabilities.

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

 Off-Balance Sheet Arrangements

Credit Card Limits – The Financial Services segment bears off-balance sheet risk in the normal course of its business. One form of this risk is through the Financial Services segment’s commitment to extend credit to cardholders up to the maximum amount of their credit limits. The aggregate of such potential funding requirements totaled $40 billion above existing balances at the end of July 1, 2017. These funding obligations are not included on our condensed consolidated balance sheet. While the Financial Services segment has not experienced, and does not anticipate that it will experience, a significant draw down of unfunded credit lines by its cardholders, such an event would create a cash need at the Financial Services segment which likely could not be met by our available cash and funding sources. The Financial Services segment has the right to reduce or cancel these available lines of credit at any time.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk
We are exposed to interest rate risk through the operations of the Financial Services segment, and, to a lesser extent, through our merchandising operations. We also are exposed to foreign currency risk through our merchandising operations.

There were no material changes to our exposures to our market risks in the six months ended July 1, 2017, compared to fiscal year ended December 31, 2016.

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
In connection with this quarterly report on Form 10-Q, our Chief Executive Officer and Chief Financial Officer evaluated, with the participation of our management, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on management’s evaluation, our Chief Executive Officer and Chief Financial Officer each concluded that our disclosure controls and procedures were effective as of July 1, 2017.
Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended July 1, 2017, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings.

For a discussion of legal proceedings, see Note 9 “Commitments and Contingencies - Litigation and Claims” of the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q, which is incorporated herein by reference.

Item 1A.	Risk Factors.
There have been no material changes to the risk factors disclosed in the “Risk Factors” section of our Annual Report on Form 10-K for the fiscal year ended December 31, 2016, and in Part II, Item 1A, of our Quarterly Report on Form 10-Q for the first quarter ended April 1, 2017.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
We did not engage in any stock repurchase activity in any of the three fiscal months in the first fiscal quarter ended July 1, 2017. As of July 1, 2017, up to $426 million of authorization to repurchase our common stock remained under the Company’s $500 million share repurchase program announced on September 1, 2015. This share repurchase program does not obligate the Company to repurchase any outstanding shares of its common stock, and the program may be limited or terminated at any time. Pursuant to the terms of the Merger Agreement, the Company generally may not repurchase shares of its common stock, except in connection with the exercise of outstanding stock options or the settlement of restricted stock unit awards. As a result, the Company does not anticipate repurchasing any further shares under this program.

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

CABELA’S INCORPORATED

Dated:	August 3, 2017	By:	/s/ Thomas L. Millner
Thomas L. Millner
Chief Executive Officer

Dated:	August 3, 2017	By:	/s/ Ralph W. Castner
Ralph W. Castner
Executive Vice President and Chief Financial Officer

Exhibit Index

Exhibit Number	Description

2.1
Framework Agreement, dated as of April 17, 2017, by and among Cabela’s Incorporated, World’s Foremost Bank, Synovus Bank, Capital One Bank (USA), National Association and, solely for purposes of the recitals thereto and Section 5.18, Section 8.2 and Article IX thereof, Capital One, National Association* (incorporated by reference from Exhibit 2.1 of our Current Report on Form 8-K, filed on April 18, 2017)

2.2
Asset and Deposit Purchase Agreement, dated as of April 17, 2017, by and among Cabela’s Incorporated, World’s Foremost Bank and Synovus Bank (incorporated by reference from Exhibit 2.2 of our Current Report on Form 8-K, filed on April 18, 2017)

2.3
Asset Purchase Agreement, dated as of April 17, 2017, by and among Cabela’s Incorporated, World’s Foremost Bank and Capital One Bank (USA), National Association (incorporated by reference from Exhibit 2.3 of our Current Report on Form 8-K, filed on April 18, 2017)

2.4
Amendment to the Agreement and Plan of Merger, dated as of April 17, 2017, by and among Cabela’s Incorporated, Bass Pro Group, LLC and Prairie Merger Sub, Inc. (incorporated by reference from Exhibit 2.4 of our Current Report on Form 8-K, filed on April 18, 2017)

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

* Schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K under the Securities Act of 1933, as amended. A copy of any omitted schedule will be furnished supplementally to the Securities and Exchange Commission upon request.